Form 10-Q
period 1993-06-30
MINNESOTA MINING & MANUFACTURING CO
filed 1993-08-13
CIK 66740

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549

                            ------------------------------


                                      FORM 10-Q

                  FORM 10-Q QUARTERLY REPORT PURSUANT TO SECTION
13 OR 15(d)
                                OF THE SECURITIES EXCHANGE ACT OF
1934



       For Quarter ended June 30, 1993            Commission file
number:1-3285


                            ------------------------------


                      MINNESOTA MINING AND MANUFACTURING COMPANY


State of Incorporation: Delaware   I.R.S. Employer Identification
No. 41-0417775

                  Executive offices: 3M Center, St. Paul,
Minnesota 55144

                             Telephone number: (612) 733-1110


                            ------------------------------


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
   Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and
(2) has been
   subject to  such filing requirements for the  past 90 days.
Yes X . No  .


                            ------------------------------

      On June 30, 1993, there were 216,974,988 shares of the Registrant's common stock outstanding.



                                   This document contains 16
pages.

                     MINNESOTA MINING AND MANUFACTURING COMPANY
                                  AND SUBSIDIARIES

                           PART I.  FINANCIAL INFORMATION

                          CONSOLIDATED STATEMENT OF INCOME
                    (Amounts in millions, except per-share data)
                                     (Unaudited)

                                 Three months ended           Six
months ended
                                      June 30
June 30
                                 1993         1992           1993
      1992
                                ------       ------
- - -------    -------
   Net Sales                    $3,540       $3,519         $
7,057    $ 6,957

   Operating Expenses
     Cost of goods sold          2,131        2,115
4,243      4,173
     Selling, general and
       administrative expenses     893          887
1,768      1,758
            Total                3,024        3,002
6,011      5,931
                                ------       ------
- - -------    -------

   Operating Income                516          517
1,046      1,026

   Other Income and Expense
     Interest expense               15           19
26         41
     Investment and other
       income - net                (21)           1
(30)       ( 1)
            Total                  ( 6)          20             (
4)        40

   Income Before Income Taxes,
     Minority Interest and
     Cumulative Effect of
     Accounting Changes            522          497
1,050        986

   Provision For Income Taxes      184          175
372        350

   Minority Interest                 7            5
17         13
                                ------       ------
- - -------    -------
   Income Before Cumulative
     Effect of Accounting
     Changes                       331          317
661        623

   Cumulative Effect of
     Accounting Changes             -            -
- - -           3
   Net Income                   $  331       $  317         $
661    $   620
                                ======       ======
=======    =======
   Average Number of Common
     Shares Outstanding          218.2        219.0
218.5      219.1

   Per Share of Common Stock:
   Income Before Cumulative
     Effect of Accounting
     Changes                    $ 1.51       $ 1.45         $
3.02    $  2.85

   Cumulative Effect of
     Accounting Changes             -            -
- - -        (.02)
   Net Income                   $ 1.51       $ 1.45         $
3.02    $  2.83
                                ======       ======
=======    =======
    Cash dividends declared
      and paid                  $  .83       $  .80         $
1.66    $  1.60

   The Notes to Financial Statements are an integral part of this statement.

                      MINNESOTA MINING AND MANUFACTURING COMPANY
                                   AND SUBSIDIARIES

                              CONSOLIDATED BALANCE SHEET
                                (Dollars in millions)

                                                    June 30,
                                                      1993
December 31,
                                                  (Unaudited)
   1992
     ASSETS
     Current Assets
        Cash and cash equivalents                     $   329
   $   382
        Other securities                                  321
       340
        Accounts receivable - net                       2,665
     2,394
        Inventories
           Finished goods                               1,233
     1,224
           Work in process                                584
       586
           Raw materials and supplies                     535
       505
                                                      -------
   -------
              Total inventories                         2,352
     2,315
        Other current assets                              715
       778
                                                      -------
   -------
                 Total current assets                   6,382
     6,209

     Investments                                          448
       452

     Property, Plant and Equipment                     11,223
    10,828
        Less accumulated depreciation                  (6,410)
    (6,036)
           Property, plant and equipment - net          4,813
     4,792

     Other Assets                                         502
       502

                 Total                                $12,145
   $11,955
                                                      =======
   =======
     LIABILITIES AND STOCKHOLDERS' EQUITY
     Current Liabilities
        Accounts payable                              $   749
   $   836
        Income taxes                                      275
       299
        Short-term debt                                   829
       739
        Other current liabilities                       1,512
     1,367
                                                      -------
   -------
                 Total current liabilities              3,365
     3,241

     Other Liabilities                                  1,511
     1,428

     Long-Term Debt                                       679
       687

     Stockholders' Equity
        Common stock, no par, 236,008,264
           shares issued                                  296
       296
        Retained earnings                               8,268
     8,012
        Unearned compensation - ESOP                     (489)
      (498)
        Cumulative translation - net                     (244)
      (198)
        Less cost of treasury stock -
           June 30, 1993, 19,033,276 shares;
           December 31, 1992, 16,974,214 shares        (1,241)
    (1,013)
              Stockholders' Equity - net                6,590
     6,599

                 Total                                $12,145
   $11,955
                                                      =======
   =======


       The Notes to Financial Statements are an integral part of this statement.

                      MINNESOTA MINING AND MANUFACTURING COMPANY
                                  AND SUBSIDIARIES

                         CONSOLIDATED STATEMENT OF CASH FLOWS
                                (Dollars in millions)
                                     (Unaudited)


                                                           Six
months ended

June 30

- - -------------------
                                                           1993
    1992*
                                                          -------
   -------
     Cash Flows from Operating Activities:
        Net income                                        $  661
   $  620
        Adjustments to reconcile net income
          to net cash provided by operating activities:
          Cumulative effect of adopting SFAS Nos. 106
            and 109                                           -
      103
          Legal settlement                                   129
       -
          Depreciation and amortization                      517
      560
          Working capital changes                           (351)
     (351)
          Other                                               32
       41

- - -----------------------------------------------------------------
- - -------
     Net cash provided by operating activities               988
      973

     Cash Flows from Investing Activities:
        Capital expenditures                                (521)
     (694)
        Disposals of property, plant and equipment            36
       44
        Other                                                 (2)
       14

- - -----------------------------------------------------------------
- - -------
     Net cash used in investing activities                  (487)
     (636)

     Cash Flows from Financing Activities:
        Net change in short-term debt                        135
       67
        Repayment of long-term debt                         ( 96)
     ( 99)
        Proceeds from long-term debt                          54
      134
        Purchases of treasury stock                         (383)
     (123)
        Reissuances of treasury stock                        114
       80
        Payment of dividends                                (364)
     (351)
        Other                                                 -
        6

- - -----------------------------------------------------------------
- - -------
     Net cash used in financing activities                  (540)
     (286)

     Effect of exchange rate changes on cash                 (14)
       (3)

- - -----------------------------------------------------------------
- - -------
     Net increase/(decrease) in cash and
        cash equivalents                                     (53)
       48

     Cash and cash equivalents at beginning of year          382
      258

- - -----------------------------------------------------------------
- - -------
     Cash and cash equivalents at end of period           $  329
   $  306

=================================================================
=======

     * Includes cash flows of the international companies for the eight-month period November 1, 1991 to June 30, 1992.



     The Notes to Financial Statements are an integral part of this statement.

                      MINNESOTA MINING AND MANUFACTURING COMPANY
                                   AND SUBSIDIARIES

                            NOTES TO FINANCIAL STATEMENTS
                                     (Unaudited)

          The interim  financial  statements  are  unaudited
but,  in  the
          opinion of management,  reflect all adjustments
necessary for  a
          fair  presentation of  financial position, results  of
operations
          and  cash flows for such  periods.  These  adjustments
consist of
          normal,  recurring items.    The results  of
operations for  any
          interim  period are not necessarily indicative of
results for the
          full year.   The condensed consolidated  financial
statements and
          notes are presented as permitted by Form 10-Q and do not contain certain information included in the company's annual consolidated financial statements and notes. This Form 10-Q should be read in conjunction with the company's consolidated financial statements and  notes incorporated by reference in the 1992 Annual
Report on
          Form 10-K.

          Effective January  1, 1992, 3M's  international
companies changed
          their  fiscal  year-end from  October 31  to  December
31  and 3M
          adopted  two  new accounting  standards,  Statement of
Financial
          Accounting Standards (SFAS)  No. 106, "Employers'
Accounting  for
          Postretirement Benefits  Other Than Pensions," and
SFAS No. 109,
          "Accounting for Income Taxes."  The first and second
quarter 1992
          financial  statements  were restated  in  1992  to
reflect  these
          changes.    All three  changes were  accounted for  as
cumulative
          effects of accounting changes. As a result of the change in the international companies' fiscal year-end, the cash flows of the international companies for  the eight-month  period
November  1,
          1991 to June 30, 1992, are included in the Consolidated
Statement
          of Cash Flows for the period ended June 30, 1992.

          In July 1993,  subsequent to the  end of the second
quarter, the
          company received $48  million as  a result of  the
resolution  of
          several  income tax claims.  The recovery included $28
million of
          interest which will be recorded as income in the third
quarter of
          1993.    Since the  majority of  the  noninterest
portion  of the
          refund had previously been recorded as a prepaid tax, this refund will not impact the 1993 tax provision.

          Coopers & Lybrand, the company's independent accountants, have performed a review of the unaudited interim financial statements included herein and their letter accompanies this filing.

                      MINNESOTA MINING AND MANUFACTURING COMPANY
                                   AND SUBSIDIARIES

                       Management's Discussion and Analysis of
                    Financial Condition and Results of Operations

          RESULTS OF OPERATIONS

          This Quarter
          ------------
          Worldwide sales for the second quarter totaled $3.540 billion, an increase of 0.6 percent from $3.519 billion in the second quarter last year. Net income increased 4.2 percent to $331 million, or
          $1.51 per share, compared with $317 million, or $1.45 per share, in the same quarter last year.

          In  the  United States,  the company's  unit  sales
rose  about 4
          percent  compared  with  the  second  quarter  last
year.    The
          Industrial  and Consumer Sector led U.S. volume growth
with solid
          gains in  its abrasives, specialty chemicals,  and
commercial and
          consumer products, and modest  growth in its automotive
products.
          Volume also increased in  the Information, Imaging and
Electronic
          Sector,  paced  by  growth  in  its  imaging  systems
and memory
          technologies products.  Volume declined in its
telecommunication,
          electronic  and  micrographic  products.    Life
Sciences  Sector
          volume increased with  solid growth in  its traffic and
personal
          safety products  largely offset by  declines in  its
health  care
          products.   Overall,  the company's  United States
volume growth
          slowed  compared  with  the  first  quarter  of  1993
due  to  a
          combination of economic and industry-specific factors.

          Outside  the United  States, unit volume  also
increased  about 4
          percent.   Volume declined about  1 percent in  Europe
reflecting
          the  area's  difficult economic  environment.    The
decline  was
          driven by  Germany, which more than  offset a gain in
the United
          Kingdom.  Volume  growth was positive in  the rest of
the  world.
          Asia Pacific had 12 percent volume growth where an
improvement in
          Japan  added to  the rapid  growth in  the rest  of
Asia.   Latin
          America,  led by  Brazil, was up  nearly 25 percent.
Canada and
          Africa also reported volume gains.

          Worldwide selling prices declined about 1 percent
compared to the
          second  quarter of  1992.   Competition in  the
company's  memory
          technologies business again affected worldwide price levels.
          International price declines were about the same as those in the
          United States. Currency translation decreased worldwide sales by a little more than 2 percent.

          Cost of  goods sold,  which includes manufacturing,
research and
          development, and  engineering, was  $2.131 billion in
the second
          quarter of 1993, an  increase of 0.8 percent from
$2.115 billion
          in 1992.   Cost of goods sold was  60.2 percent of
sales, up one-
          tenth of  a  point from  the  second quarter  last
year.    Gross
          margins were hampered by lower selling prices, negative currency effects and higher R&D spending. These impacts were partially offset by lower raw material costs, cost controls and lower employment levels.

                      MINNESOTA MINING AND MANUFACTURING COMPANY
                                   AND SUBSIDIARIES

                       Management's Discussion and Analysis of
                    Financial Condition and Results of Operations

          Selling, general, and administrative spending of $893
million was
          25.2  percent  of sales,  the same  percentage  as in
the second
          quarter  last year.   SG&A costs reflected  continued
emphasis on
          cost control.

          Worldwide  operating  income  was  $516  million  in
the  second
          quarter, essentially  unchanged from  $517 million in
the second
          quarter of  1992.  Operating  income in the United
States was up
          about 12 percent and operating margins improved by 1.2
percentage
          points.    Lower  raw material  costs,  cost  controls
and  lower
          employment levels generated most  of the increase.
International
          operating income declined nearly 10 percent and margins were down
          1.4 percentage points due to negative currency effects and economic weakness in Europe. Worldwide employment was down about
          1,220 people from the second quarter last year.

          On a  sector basis,  the Life  Sciences  Sector showed
worldwide
          operating income growth compared with the same quarter
last year.
          In the Industrial  and Consumer  Sector, a solid  gain
in  United
          States operating  income was offset by  negative
currency effects
          and by  economic weakness  in Europe.   Information,
Imaging  and
          Electronic Sector operating income declined due to negative currency effects, slower demand for several of its major product lines and price erosion in memory technologies.

          Interest expense was $15  million in the second quarter
of 1993,
          $4 million  lower than  in  the same  quarter  last
year.    This
          decline was  mainly due to  lower debt  than in the
same quarter
          last  year.   Investment  and  other  income-net
contributed  $21
          million to pretax income in the second quarter of 1993 compared to a $1 million expense in the same quarter last year. This change was due to several factors, including technology write-
          downs of about $10 million in 1992's second quarter and cash returns from other investments and hedging activities of about $7 million in the second quarter of 1993.

          The provision for  income taxes  was $184  million
compared  with
          $175 million in the second quarter last year.  The
second quarter
          1993 worldwide effective  tax rate was 35.5 percent,
up one-half
          point from the second quarter rate last year and up
two-tenths of
          a point  from the  rate for  1992 overall.   The
increase  in the
          second quarter rate compared to the same quarter last year is primarily due to last year's recognition of additional foreign tax credits.

          Net income was $331 million, an increase of 4.2 percent
from $317
          million  in the  second quarter  last year.   Earnings
per share
          increased 4.1 percent  to $1.51  per share from  $1.45
per  share
          last year.

          The company estimates that changes in the value of the U.S.
          dollar reduced net income by $13 million, or 6 cents per share, in the second quarter compared to the corresponding quarter in
          1992.

                      MINNESOTA MINING AND MANUFACTURING COMPANY
                                   AND SUBSIDIARIES

                       Management's Discussion and Analysis of
                    Financial Condition and Results of Operations

          These estimates include the effect of translating sales
          and profits from local currencies into U.S. dollars, the costs in local currencies of transferring goods between the parent company in the United States and international companies, and transaction gains and losses in countries not considered to be highly
          inflationary.

          Year-To-Date
          ------------
          On a year-to-date basis,  worldwide sales totaled
$7.057 billion,
          an  increase of 1.4 percent from $6.957  billion in the
first six
          months of last year.   Volume growth for the first six
months of
          1993 was  5  percent  in both  United  States  and
international
          operations.   Pricing and  currency decreased worldwide
sales by
          about 4 percent during the first six months.

          Cost of goods  sold was $4.243 billion for the  first
six months,
          an increase  of 1.7 percent from $4.173 billion in
1992.  Cost of
          goods sold  was 60.2 percent  of sales, up two-tenths
of a point
          from  the same  period last  year.   The factors  that
influenced
          year-to-date gross margins were the same as those for the second quarter.

          First  half selling,  general,  and  administrative
spending  of
          $1.768  billion was 25.0 percent of sales, down
three-tenths of a
          point from  25.3  percent  in the  same  period last
year.    In
          addition to cost control, the year-to-date SG&A percentage was helped by lower voluntary separation costs.

          Worldwide  operating  income  increased  1.9  percent
to  $1.046
          billion in 1993 from $1.026 billion in 1992. Operating income in the United States was up about 15 percent and margins improved by
          1.4 percentage points. International operating income declined about 7 percent and margins were down 1.1 percentage points due to negative currency effects and economic weakness in Europe.

          While worldwide employment levels declined about 1,220 compared with the second quarter of 1992, worldwide employment increased by 825 people from the end of 1992 due to seasonal, temporary hiring in the second quarter.

          Interest  expense was  $26 million  for the  first six
months of
          1993, down from $41 million in 1992.  This decline was
mainly due
          to lower  debt than in  the first half  of 1992.
Investment and
          other income was $30 million  in the first half of
1993,  up from
          $1  million last year.   This change was  due to
several factors,
          including technology write-downs of about $19 million in 1992's first half and cash returns from other investments of about $5 million in the first half of 1993.

          The provision for income taxes was $372 million year-to-date in
          1993 compared with $350 million in 1992. The effective tax rate was 35.5 percent in both periods.

                      MINNESOTA MINING AND MANUFACTURING COMPANY
                                   AND SUBSIDIARIES

                       Management's Discussion and Analysis of
                    Financial Condition and Results of Operations

          Year-to-date  net income was $661 million in 1993, up
6.6 percent
          from  $620 million  in 1992.   Earnings  per share
increased 6.7
          percent to $3.02 per share from $2.83 per share last
year.  Last
          year's first-half earnings included  a net negative
effect of  $3
          million, or 2 cents per share, from the adoption of SFAS No. 106 and SFAS No. 109 and from the change in the reporting period for
          3M's international companies.

                                         ****
          Looking  ahead,  the  company   continues  to  monitor
worldwide
          economies, particularly the recessions  in Europe and
Japan where
          it has  significant operations.   The company's
economic outlook
          for the second half  of the year does not  anticipate
significant
          improvements  in either  of these  two areas.   The
company also
          expects a continuation of relatively slow economic growth in the
          United States during the second half of the year.

          The  effects of  a stronger  dollar are  expected to
continue to
          hamper  earnings growth  in the  second half  of the
year.   The
          company estimates that currency effects,  based on the
levels  at
          the  end  of June,  could reduce  full-year  1993
earnings  by an
          estimated 30 to 35 cents per share.

          Assuming that overall economic conditions are in line with the company's expectations and that currency values remain relatively stable, the company anticipates earnings increases for both the second half and the full year of 1993 compared to 1992. First-
          half  1993 earnings  increased 4.1  percent.
Expectations about
          third quarter earnings are guarded due to potentially significant adverse currency impacts and continuing economic weakness outside the United States. Fourth quarter earnings are expected to be better than last year's results when international volume slowed significantly.

          Volume  growth,  productivity  improvements  and
favorable  raw
          material prices  are expected to benefit  full-year
1993 results.
          Investment in research and development  will continue
in order to
          help the  company move  toward its goal  of 30  percent
of  sales
          coming  from products  introduced in  the last  four
years.   The
          company continues to aggressively explore cost reduction and rationalization opportunities around the world in addition to its continuing emphasis on management of SG&A spending to more closely match  current worldwide growth expectations.
Worldwide
          employment by the end of the year is expected to be lower than
          1992 year-end levels.

          As indicated in the Notes  to the Financial Statements,
interest
          income generated by the resolution of income tax
disputes will be
          recorded  in  the  third quarter.    Since  the
majority of  the
          noninterest portion of the refund had previously been recorded as a prepaid tax, this refund will not impact the 1993 tax
          provision. The company's tax rate is expected to remain at about current levels.

                      MINNESOTA MINING AND MANUFACTURING COMPANY
                                   AND SUBSIDIARIES

                       Management's Discussion and Analysis of
                    Financial Condition and Results of Operations

          FINANCIAL CONDITION AND LIQUIDITY
          The company's financial condition and liquidity remain strong.

          Working  capital increased  $49  million to  $3.017
billion  from
          $2.968  billion as of December 31, 1992.  The accounts
receivable
          average days sales outstanding,  which averages monthly
sales and
          receivable  balances  within the  quarter,  was  65
days.    The
          company's key inventory index, which represents the number of months of inventory, was 3.8 months. The company's current ratio was 1.9. All three indices were unchanged from the year-end 1992 numbers.

          Other current liabilities increased $145 million from year-end
          1992 to $1.512 billion. This change was largely due to increases in the international companies.

          Total debt  increased $82  million from  year-end 1992
to $1.508
          billion.   On  June 30, 1993,  the company  issued a
$99 million
          medium-term  note with a maturity date of June 15,
1994, from the
          $601  million shelf  registration filed  with the
Securities and
          Exchange Commission in 1992.   As of June 30, 1993,
$502 million
          was available for future financial needs.

          As  of June 30, 1993, total  debt was 23 percent of
stockholders'
          equity.  The ratio is 1 percentage point higher than at
year-end
          1992.   The company's borrowings  continue to maintain
AAA long-
          term ratings.

          Due  to  the change  in the  financial  reporting
period  for the
          international   companies,  the   June  30,   1992,
Consolidated
          Statement of Cash  Flows includes  the cash provided
or used  by
          3M's international  companies for an eight-month period
(November
          1, 1991  to June 30, 1992).   The following table  and
discussion
          are presented on a comparative basis, excluding the November 1 to
          December 31, 1991, period for International Operations.


=================================================================

                                                        Six
months ended
                                                             June
30

- - -------------------
                                                        1993
 1992
                                                       -------
- - -------
          Net cash provided by operating activities    $  988
$  914
          Net cash used in investing activities          (487)
  (539)
          Net cash used in financing activities          (540)
  (411)
          Effect of exchange rate changes on cash         (14)
    (8)
                                                       -------
- - -------
          Net increase/(decrease) in cash and cash
            equivalents                                $  (53)
$  (44)
                                                       =======
=======

          Capital spending                             $  521
$  601
                                                       =======
=======
          Depreciation and amortization                $  517
$  503
                                                       =======
=======


=================================================================

                      MINNESOTA MINING AND MANUFACTURING COMPANY
                                   AND SUBSIDIARIES

                       Management's Discussion and Analysis of
                    Financial Condition and Results of Operations

          Net cash provided by operating activities totaled $988 million in the first six months of the year, an increase of $74 million from
          $914  million in  the  same period  last year.
Receipt of  the
          Johnson & Johnson legal settlement and higher income were the main sources of the increase.

          Cash  used in  investing activities  was $487  million,
down  $52
          million from  the  same period  last year  due  to
lower  capital
          spending.  Capital expenditures for the first  six
months of 1993
          were  $521 million, a  decrease of over  13 percent
compared with
          the  same period  last year.   The  company expects
1993 capital
          spending to be less than 1992 levels.

          Cash  used in financing  activities in  the first six
months was
          $540 million, up $129 million compared with  the same
period last
          year, primarily because  less cash was provided  by new
long-term
          borrowing and because treasury stock purchases
increased.  During
          the second  quarter the  company  repurchased about
2.4  million
          shares.   Cash  provided  by issuance  of  medium-term
notes  and
          increases in commercial paper partially offset these factors.

          Stockholder dividends increased 4 percent to $364
million  in the
          first  six  months  of  this year.    The  dividend
payout ratio
          declined to  55.0  percent in  the  first  six months
from  56.9
          percent for the entire year in 1992, primarily due to higher earnings in the first six months.

          The Board of Directors authorized the repurchase of up to
          6 million shares of 3M common stock between June 1, 1993, and May
          31, 1994. Of this number, 4.4 million shares remained authorized for repurchase on June 30, 1993. Repurchases are made to support employee stock purchase and management stock ownership plans and for other corporate purposes.

          Return on average stockholders' equity for the quarter
increased
          to 19.9 percent from 19.5 percent a year earlier,
approaching the
          company's goal of 20  to 25 percent.  Return on
capital employed
          for  the quarter was 20.1 percent,  down from 20.3
percent in the
          comparable  1992 period.   The  company's goal  is 27
percent or
          better.

          The company expects cash generated by normal operations will support its growth. As indicated in the Notes to the Financial
          Statements, the company's receipt of $48 million in resolution of several income tax claims will positively impact cash flow in the third quarter of the year. With its AAA long-term ratings on its debt, the company has sufficient borrowing capacity to supplement cash flows from operations.

                      MINNESOTA MINING AND MANUFACTURING COMPANY
                                   AND SUBSIDIARIES

                             PART II.  OTHER INFORMATION

          Item 1.   Legal Proceedings

                    The company  and certain of its  subsidiaries
are named
                    defendants   in  a  number   of  actions,
governmental
                    proceedings  and  claims,  including product
liability
                    claims involving products  now or formerly
manufactured
                    and  sold  by  the  company, many  of  which
relate to
                    silicone  gel mammary  prostheses,  and  some
of  which
                    claims  are purported  or  tentatively
certified  class
                    actions.  In some cases,  these actions seek
damages as
                    well as  other relief which, if  granted,
would require
                    substantial expenditures.  Many of these
actions raise
                    difficult and complex factual  and legal
issues and are
                    subject   to   many  uncertainties   and
complexities,
                    including,   but  not   limited  to,   the
facts   and
                    circumstances   of   each   particular
action,   the
                    jurisdiction  and  forum   in  which  each
action   is
                    proceeding,   and   differences   in
applicable   law.
                    Accordingly, the company is not always able to estimate
                    the  nature and  amount  of any  future
liability  with
                    respect to these actions.

                    In  many of  these actions,  the company
believes that
                    resulting liability and  defense costs  are
covered  by
                    insurance  maintained by the  company during
applicable
                    time  periods,  subject  to self-insurance
retentions,
                    exclusions, and  policy limits.   The company
may also
                    possess    rights    against    third
parties    for
                    indemnification or  contribution.   To the
extent that
                    insurers have in some of these cases
reserved,  and may
                    reserve in the future, the right to deny coverage (i.e.
                    neither admitted nor denied coverage), the company is
                    not always able to estimate the amount of recovery
                    applicable to these actions.

                    Because of  the complexities  of these
actions  and the
                    extent   of  insurance  applicable  to  many
of  these
                    actions, the company cannot determine its exposure or
                    its rights against insurers and other third parties.
                    While it is possible that any charge incurred as a
                    result of the foregoing matters could have a negative
                    impact on the company's net income for any period in
                    which it is recorded, the company believes that any
                    resulting charge  will  not  have  a
material  adverse
                    effect on its consolidated financial
position.

                    The company  is involved  in a number  of
environmental
                    actions  by  governmental agencies  asserting
liability
                    for cleanup costs for past disposal of
hazardous wastes
                    at waste disposal sites.   The company
conducts ongoing
                    investigations, assisted by environmental consultants,
                    to determine accruals for the probable,
estimable costs
                    of remediation. The remediation accruals are reviewed
                    each quarter and changes are made as
appropriate.

                      MINNESOTA MINING AND MANUFACTURING COMPANY
                                   AND SUBSIDIARIES

                             PART II.  OTHER INFORMATION

          Item 4.   Submission of Matters to a Vote of Security
Holders

                    (a)  The   registrant  held   its  Annual
Meeting  of
                         Stockholders on May 11, 1993.

                    (b)  Proxies for the meeting were solicited
pursuant to
                         Regulation  14;   there  was  no
solicitation  in
                         opposition to management's nominees  for
directors
                         as  listed in  the  Proxy Statement  and
all  such
                         nominees were elected.

                         Directors elected were Lawrence E.
Eaton, Harry A.
                         Hammerly,  Ronald A.  Mitsch, Rozanne
L. Ridgway,
                         Frank Shrontz and Louis W. Sullivan.

                         Directors whose terms  continue after
the  meeting
                         were Edward A. Brennan, Livio D.
DeSimone,  George
                         M. C. Fisher, Allen  F. Jacobson, Allen
E. Murray,
                         Aulana L.  Peters, Jerry E. Robertson
and F. Alan
                         Smith.

                    (c)  Briefly described below is the other
matter voted
                         upon  at  the Annual  Meeting  and  the
number  of
                         affirmative votes and negative votes
cast.

                         (i)    Ratification of the appointment
of Coopers
                                &  Lybrand,  independent
certified  public
                                accountants,   to   audit  the
books  and
                                accounts   of   the    company
and    its
                                subsidiaries for the year 1993.

                                For
180,966,324
                                Against
456,885
                                Abstain
492,696

          Item 6.   Exhibits and Reports on Form 8-K

                    (a)  The following  documents are filed  as
exhibits to
                         this Report.

                         (11)   A  statement  regarding the
computation of
                                per share earnings.

                         (12)   A statement regarding the ratio
of earnings
                                to fixed charges.

                         (15)   A  letter  from  the company's
independent
                                accountants  regarding
unaudited  interim
                                financial statements.

                      MINNESOTA MINING AND MANUFACTURING COMPANY
                                   AND SUBSIDIARIES

                             PART II.  OTHER INFORMATION

                    (b)  The  company  filed a  report  on  Form
8-K  dated
                         June 30,  1993, related to a shelf
registration of
                         medium-term  notes.    This  filing
included  the
                         following:

                         Exhibit 4    Form of Medium-Term Indexed
Notes Due
                                      June 15, 1994.

                         Exhibit 10   Calculation  Agency
Agreement,  dated
                                      as of June 24, 1993 between
Minnesota
                                      Mining and  Manufacturing
Company and
                                      Goldman, Sachs & Co.

          None of the other items contained in Part II of Form 10-Q is applicable to the company for the quarter ended June
30, 1993.

          |Coopers                           |certified public
accountants
          |&Lybrand                          |


                          REPORT OF INDEPENDENT ACCOUNTANTS


          To the Stockholders of Minnesota Mining and
Manufacturing
           Company:

          We  have reviewed the accompanying condensed
consolidated balance
          sheet  of  Minnesota   Mining  and   Manufacturing
Company   and
          subsidiaries as of June 30, 1993, and the related condensed consolidated statements of income for each of the three- and six-
          month periods ended June 30, 1993 and 1992 and cash flows for the six-month periods ended June 30, 1993 and 1992. These financial statements are the responsibility of the company's management.

          We conducted our reviews in accordance with standards
established
          by  the American  Institute of  Certified Public
Accountants.   A
          review  of interim financial  information consists
principally of
          applying  analytical  review  procedures to  financial
data  and
          making  inquiries  of  persons  responsible  for
financial   and
          accounting  matters.  It is  substantially less in
scope than an
          audit  conducted in  accordance with generally
accepted auditing
          standards, the objective of which is the expression of
an opinion
          regarding   the  financial   statements   taken   as
a   whole.
          Accordingly, we do not express such an opinion.

          Based   on  our  reviews,  we  are  not  aware  of  any
material
          modifications that should be made to the accompanying condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

          We have previously audited, in accordance with
generally accepted
          auditing  standards,   the  consolidated  balance
sheet   as  of
          December 31,  1992, and  the  related consolidated
statements of
          income  and cash  flows for  the year  then ended  (not
presented
          herein);  and in our report dated February 15, 1993, we
expressed
          an   unqualified  opinion   on   those   consolidated
financial
          statements. In our opinion, the information set forth in the condensed consolidated balance  sheet as of December
31,  1992 is
          fairly stated in all material respects in relation to the
          consolidated balance sheet from which it has been derived.




                                        COOPERS & LYBRAND

          St. Paul, Minnesota
          July 30, 1993

                                      SIGNATURE
                                      ---------

     Pursuant to  the requirements of the  Securities Exchange
Act of  1934, the
     registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  MINNESOTA MINING AND
MANUFACTURING COMPANY

- - ------------------------------------------
                                                 (Registrant)



     Date:     August 9, 1993



                                              /s/Giulio Agostini

- - -------------------------------------------------
                               Giulio Agostini, Senior Vice
President, Finance

                               (Mr.  Agostini  is  the Principal
Financial  and
                               Accounting  Officer and has  been
duly authorized
                               to sign on behalf of the
registrant.)