Form 10-Q
period 1993-09-30
MINNESOTA MINING & MANUFACTURING CO
filed 1993-11-12
CIK 66740

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                         ------------------------------


                                  FORM 10-Q

           FORM 10-Q QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934


 For Quarter ended September 30, 1993           Commission file
number:1-3285

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

                         ------------------------------



    On September 30, 1993, there were 215,790,760 shares of the Registrant's common stock outstanding.






                       This document contains 15 pages.

                   MINNESOTA MINING AND MANUFACTURING COMPANY
                                AND SUBSIDIARIES

                         PART I.  FINANCIAL INFORMATION

                        CONSOLIDATED STATEMENT OF INCOME
                  (Amounts in millions, except per-share data)
                                   (Unaudited)

                                 Three months ended          Nine
months ended
                                   September 30
September 30
                                 1993         1992
1993       1992
                                ------       ------
- - -------    -------
Net Sales                       $3,481       $3,551
$10,538    $10,508

Operating Expenses
  Cost of goods sold             2,167        2,134
6,410      6,307
  Selling, general and
    administrative expenses        859          905
2,627      2,663
         Total                   3,026        3,039
9,037      8,970
                                ------       ------
- - -------    -------

Operating Income                   455          512
1,501      1,538

Other Income and Expense
  Interest expense                  11           20
37         61
  Investment and other
    income -- net                  (60)         (15)
(90)       (16)
         Total                     (49)           5
(53)        45

Income Before Income Taxes,
  Minority Interest and
  Cumulative Effect of
  Accounting Changes               504          507
1,554      1,493

Provision For Income Taxes         180          177
552        527

Minority Interest                    8            6
25         19
                                ------       ------
- - -------    -------
Income Before Cumulative
  Effect of Accounting
  Changes                          316          324
977        947

Cumulative Effect of
  Accounting Changes                -            -
- - -           3

Net Income                      $  316       $  324         $
977    $   944
                                ======       ======
=======    =======
Average Number of Common
  Shares Outstanding             216.5        219.1
217.8      219.1

Per Share of Common Stock:
Income Before Cumulative
  Effect of Accounting
  Changes                       $ 1.47       $ 1.48         $
4.49    $  4.33

Cumulative Effect of
  Accounting Changes                -            -
- - -        (.02)
Net Income                      $ 1.47       $ 1.48         $
4.49    $  4.31
                                ======       ======
=======    =======
 Cash dividends declared
   and paid                     $  .83       $  .80         $
2.49    $  2.40

The Notes to Financial Statements are an integral part of this statement.

                   MINNESOTA MINING AND MANUFACTURING COMPANY
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                              (Dollars in millions)

                                                 September 30,
                                                      1993
December 31,
                                                  (Unaudited)
   1992
ASSETS
Current Assets
   Cash and cash equivalents                          $   318
   $   382
   Other securities                                       347
       340
   Accounts receivable -- net                           2,687
     2,394
   Inventories
      Finished goods                                    1,232
     1,224
      Work in process                                     586
       586
      Raw materials and supplies                          552
       505
                                                      -------
   -------
         Total inventories                              2,370
     2,315
   Other current assets                                   723
       778
                                                      -------
   -------
            Total current assets                        6,445
     6,209

Investments                                               465
       452

Property, Plant and Equipment                          11,468
    10,828
   Less accumulated depreciation                       (6,622)
    (6,036)
      Property, plant and equipment -- net              4,846
     4,792

Other Assets                                              473
       502

            Total                                     $12,229
   $11,955
                                                      =======
   =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts payable                                   $   762
   $   836
   Income taxes                                           274
       299
   Short-term debt                                        796
       739
   Other current liabilities                            1,572
     1,367
                                                      -------
   -------
            Total current liabilities                   3,404
     3,241

Other Liabilities                                       1,543
     1,428

Long-term Debt                                            682
       687

Stockholders' Equity
   Common stock, no par, 236,008,264
      shares issued                                       296
       296
   Retained earnings                                    8,395
     8,012
   Unearned compensation -- ESOP                         (484)
      (498)
   Cumulative translation -- net                         (242)
      (198)
   Less cost of treasury stock --
      September 30, 1993, 20,217,504 shares;
      December 31, 1992,  16,974,214 shares            (1,365)
    (1,013)
         Stockholders' Equity -- net                    6,600
     6,599

            Total                                     $12,229
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

                   MINNESOTA MINING AND MANUFACTURING COMPANY
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Dollars in millions)
                                   (Unaudited)


                                                           Nine
months ended

September 30

- - -------------------
                                                           1993
    1992*
                                                          -------
   -------
Cash Flows from Operating Activities:
   Net income                                             $  977
   $  944
   Adjustments to reconcile net income
     to net cash provided by operating activities:
     Cumulative effect of adopting SFAS Nos. 106
       and 109                                                -
      103
     Legal settlement                                        129
       -
     Depreciation and amortization                           779
      818
     Working capital changes                                (358)
     (165)
     Other                                                    73
       37
- - -----------------------------------------------------------------
- - ------------
Net cash provided by operating activities                  1,600
    1,737

Cash Flows from Investing Activities:
   Capital expenditures                                     (806)
     (968)
   Disposals of property, plant and equipment                 50
       51
   Other                                                     (11)
        8
- - -----------------------------------------------------------------
- - ------------
Net cash used in investing activities                       (767)
     (909)

Cash Flows from Financing Activities:
   Net change in short-term debt                              93
     (133)
   Repayment of long-term debt                              ( 63)
     (173)
   Proceeds from long-term debt                               20
      136
   Purchases of treasury stock                              (546)
     (179)
   Reissuances of treasury stock                             143
      133
   Payment of dividends                                     (543)
     (526)
   Other                                                       1
      (16)
- - -----------------------------------------------------------------
- - ------------
Net cash used in financing activities                       (895)
     (758)

Effect of exchange rate changes on cash                       (2)
       (9)
- - -----------------------------------------------------------------
- - ------------
Net increase (decrease) in cash and
   cash equivalents                                          (64)
       61

Cash and cash equivalents at beginning of year               382
      258
- - -----------------------------------------------------------------
- - ------------
Cash and cash equivalents at end of period                $  318
   $  319
=================================================================
============

* Includes cash flows of the international companies for the eleven-month period November 1, 1991, to September 30, 1992.


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

     Effective  January 1,  1992,  3M's international  companies changed
     their fiscal year-end from October 31 to December 31  and 3M adopted
     two  new accounting  standards,  Statement of  Financial
Accounting
     Standards (SFAS) No. 106,  "Employers' Accounting for
Postretirement
     Benefits Other  Than Pensions,"  and SFAS  No. 109,
"Accounting  for
     Income Taxes."  The first, second  and third quarter 1992
financial
     statements  were restated in  early 1993  to reflect  these changes.
     All  three changes  were  accounted  for as  cumulative
effects  of
     accounting  changes.  As a result of the change in the
international
     companies'  fiscal year-end,  the  cash  flows of  the
international
     companies  for  the  eleven-month   period  November  1,
1991,  to
     September 30, 1992, are  included in the  Consolidated
Statement  of
     Cash Flows for the period ended September 30, 1992.

     The company received $51  million in the third  quarter of
1993 as a
     result  of  the  resolution  of  several  income  tax
claims.   The
     recovery included $30 million of interest which was recorded as income in the third quarter.

     In  the third  quarter of  1993 the  company  took  a charge of $25
     million  for the  cost  of  planned  plant
rationalizations.    The
     company   also  incurred  more   than  $10   million  for
voluntary
     separations, primarily in cost of goods sold.

     On September  17, 1993,  the company  entered into  a
commitment  to
     issue C$150  million of five-year Eurobonds.  The debt was issued on
     October 15, 1993, subsequent  to the end of  the third
quarter.  The
     debt was swapped into  $114 million at an all-in fixed cost of  4.81
     percent.

     Coopers & Lybrand, the company's independent accountants, have performed a review of the unaudited interim financial statements included herein and their report thereon accompanies this filing.

                  MINNESOTA MINING AND MANUFACTURING COMPANY
                               AND SUBSIDIARIES

                   Management's Discussion and Analysis of
                Financial Condition and Results of Operations

     RESULTS OF OPERATIONS

     This Quarter
     ------------
     Worldwide  sales for  the third  quarter totaled  $3.481
billion, a
     decrease  of 2.0 percent  from $3.551  billion in  the third quarter
     last year.   Net income  decreased 2.4 percent  to $316
million,  or
     $1.47 per share, compared with $324 million, or $1.48 per share, in the same quarter last year.

     Worldwide selling prices declined about 2 percent compared to the
     third quarter of 1992, mainly because of competition in the
Memory
     Technologies Group.  U.S. prices declined about 2 percent, while
     international  prices   declined   about   1  percent.
Currency
     translation decreased international sales by almost 11 percent and worldwide sales by more than 5 percent.

     In the United States, the company's unit sales rose about 5 percent
     compared  with the  third quarter  last  year.   The
Industrial and
     Consumer  Sector led  U.S. volume  growth  with  solid gains in its
     commercial  and  consumer  products,  tape,  and specialty chemical
     businesses.  Volume also increased  in the Information,
Imaging and
     Electronic  Sector, paced  by  growth in  its  electronic
products,
     computer  disks,  and visual  systems  businesses.    Life
Sciences
     Sector  volume   increased  slightly  with   solid  growth
in   its
     reflective materials, pharmaceuticals and dental businesses offset by declines in disposable products and the Medical Products
Group.

     Outside  the United  States, unit volume increased  about 6 percent.
     Volume  rose about 2 percent  in Europe with increases in
the United
     Kingdom, France and Italy partially  offset by declines  in
Germany.
     In the Asia Pacific area, volume  was up about 9 percent.
Volume in
     Japan was up  only 2 percent, but volume growth in the  rest of Asia
     was more than  25 percent.   In Latin  America, volume  was
up  more
     than 20 percent, continuing a string of solid gains there. Canada and Africa also reported volume gains.

     Cost of goods sold, which includes manufacturing, research and development, and engineering, was 62.2 percent of sales, up 2.1 percentage points from the third quarter last year. This increase was due to lower selling prices, a charge of $25 million for plant rationalizations, and negative currency effects. The company also incurred more than $10 million for voluntary separations, primarily in cost of goods sold.

     Selling, general,  and administrative spending  of $859
million  was
     24.7 percent  of sales.   This  was a  decline of
eight-tenths  of a
     percentage point  from  a  year  ago and  the  best level
in  eight
     quarters.   SG&A costs  were helped  by continued  emphasis
on  cost
     control.

     Worldwide operating income was $455 million in the third quarter, down 11.0 percent from the same quarter last year. In addition to

                  MINNESOTA MINING AND MANUFACTURING COMPANY
                               AND SUBSIDIARIES

                   Management's Discussion and Analysis of
                Financial Condition and Results of Operations

     $25  million  of  plant  rationalization  charges,  currency effects
     reduced  operating  income  by  $32 million.    Excluding
those two
     factors, operating income for the quarter was basically flat.

     U.S. operating income was up about  4 percent and operating margins
     improved by  three-tenths  of a  percentage  point.   The
U.S.  was
     helped  by higher unit  sales volume,  lower raw  material costs and
     lower  employment   levels.    All   three  U.S.  business
sectors
     contributed to this operating income increase.

     International  operating  income  declined  nearly  25
percent  and
     margins were  down 3 percentage  points.  This  decrease was due  to
     negative  currency effects,  plant  rationalization charges and the
     economic difficulties in  Europe and Japan.  Excluding
currency  and
     plant rationalization  charges, operating  income was  down about  4
     percent.

     Interest  expense of  $11 million in  the third quarter  of
1993 was
     $9 million lower than  in the same quarter  last year.  This decline
     was  mainly due  to lower  interest rates  than in  the same quarter
     last  year.  Investment  and other  income showed  an
improvement of
     $45  million from the third  quarter last year, with  $30
million of
     this benefit due to interest received from the resolution of several income tax claims. The remaining $15 million benefit was mainly due to improved investment results and positive currency transaction effects.

     The  third-quarter  1993  worldwide  effective  tax  rate
was  35.5
     percent, up six-tenths of a point  from the third-quarter
rate  last
     year and up two-tenths  of a point from  the rate for  1992 overall.
     The  recently enacted  1  percent  increase  in  the  United
States
     corporate tax rate has been effectively offset in 1993 by the extension of the R&D tax credit and by the revaluation of our net deferred tax assets under SFAS No. 109.

     The company estimates that  changes in the value  of the
U.S. dollar
     reduced net  income by  $16 million,  or 8  cents per share, in the
     third quarter compared to the corresponding  quarter of
1992.   This
     estimate includes the effect of translating sales and profits from local currencies into U.S. dollars, the costs in local currencies of transferring goods between the parent company in the United
     States and international companies, and transaction gains and losses in countries not considered to be highly inflationary.

     Year-to-date
     ------------
     On a  year-to-date basis, worldwide  sales totaled $10.538 billion,
     an increase of 0.3  percent from $10.508  billion in the
first  nine
     months of  last year.  Year-to-date  net income was  $977
million in
     1993, up 3.5 percent from $944 million in 1992. Earnings per share increased 4.2 percent to $4.49 per share from $4.31 per share last year.

                  MINNESOTA MINING AND MANUFACTURING COMPANY
                               AND SUBSIDIARIES

                   Management's Discussion and Analysis of
                Financial Condition and Results of Operations

     Volume  growth for the  first nine  months of 1993 was  5
percent in
     both  United  States and  international  operations.    U.S.
prices
     declined nearly 2 percent, while international prices declined more than 1 percent. Currency translation decreased international sales by more than 6 percent and worldwide sales by more than 3 percent.

     Cost of goods sold was $6.410 billion for the first nine months, an increase of 1.6 percent from $6.307 billion in 1992. Cost of goods sold was 60.9 percent of sales, up eight-tenths of a point from the same period last year. The factors that influenced gross margins for the third quarter were the same factors that affected year-to-
     date results.

     Selling, general, and administrative spending of $2.627
billion  for
     the first  nine months  was 24.9  percent of  sales.   This
is  down
     four-tenths of  a  point from  25.3 percent  of  sales  in the  same
     period  last year.   In addition  to cost  control, the
year-to-date
     SG&A percentage was helped by lower voluntary separation costs.

     Worldwide operating income  decreased 2.4 percent to $1.501 billion
     in  1993  from $1.538  billion in  1992.    Operating income
in the
     United States  was up  11.2 percent  and margins  improved by  nine-
     tenths  of  a percentage  point.    International  operating
income
     declined 12.5  percent and  margins were down 1.7
percentage points
     due to negative currency effects, plant rationalization
charges  and
     the  economic weakness in  Europe and  Japan.   Worldwide
employment
     levels have  declined about  1,400 compared with  September of  1992
     and by 435 people from the end of 1992.

     Interest expense was  $37 million for the first nine months of 1993,
     down from  $61 million  in 1992.   This  decline was  mainly
due  to
     lower interest  rates. Investment and other  income was $90 million
     in the  first nine months  of 1993,  an improvement  of $74 million
     compared to  the same  period last  year.   This change  was
due  to
     several  factors,  including  $30  million  of  interest
from   the
     resolution  of  several  income   tax  claims,  improved
investment
     results, and the positive impact of currency transaction effects.


                                     ****
     Looking   ahead,  the   company   continues  to   monitor
worldwide
     economies, particularly  the recessions in Europe and Japan where it
     has significant operations.   The company's economic outlook
for the
     fourth  quarter  of   the  year  does  not  anticipate
significant
     improvements  in  either of  these  two  areas.    The
company  also
     expects a continuation of relatively slow economic growth in the
     United States during the fourth quarter of the year.

     The  stronger dollar  is  expected to  continue  to  hamper earnings
     growth in the fourth quarter.   The company estimates that
currency
     effects, based on the levels at the end of September, could reduce

                  MINNESOTA MINING AND MANUFACTURING COMPANY
                               AND SUBSIDIARIES

                   Management's Discussion and Analysis of
                Financial Condition and Results of Operations

     fourth quarter 1993 earnings by an estimated 8 cents per share compared to the same quarter last year.

     Assuming that overall economic conditions are in line with the company's expectations and that currency values remain relatively stable, the company anticipates an increase in earnings for the full year of 1993 compared to 1992.

     Volume  growth, productivity improvements and favorable raw material
     prices  should  benefit  full-year  1993  results.
Investment  in
     research and development will continue in  order to help the company
     meet  its  goal  of  30  percent   of  sales  coming  from
products
     introduced  in  the last  four  years.    The  company
continues  to
     aggressively    explore    cost-reduction    and
rationalization
     opportunities  around  the  world  in  addition  to  its
continuing
     emphasis  on management of  SG&A spending.   Worldwide
employment by
     the end of the year could be about 1,000 lower than 1992 year-end levels.



     FINANCIAL CONDITION AND LIQUIDITY
     The company's financial condition and liquidity remain strong.

     Working capital increased $73  million to $3.041 billion
from $2.968
     billion as  of December 31, 1992.   The  accounts receivable
average
     days sales outstanding, which averages monthly sales and
receivable
     balances  within  the quarter,  was  65  days.    The
company's  key
     inventory  index,   which  represents  the   number  of
months   of
     inventory,  was 3.8 months.   The  company's current  ratio
was 1.9.
     All three indices were unchanged from the year-end 1992 numbers.

     Total  debt  increased  $52 million  from  year-end  1992 to
$1.478
     billion. As  of September  30, 1993, total  debt was  22
percent  of
     stockholders' equity,  the same  as year-end  1992.   The
company's
     borrowings continue to maintain AAA long-term ratings.

     Return on average stockholders' equity for  the quarter was at  19.2
     percent, the same as a year  earlier, approaching the
company's goal
     of  20 to 25  percent.   Return on capital employed  for the
quarter
     was 17.6  percent, down  from 19.7  percent in  the
comparable  1992
     period.  The company's goal is 27 percent or better.

     Due  to  the  change  in  the  financial  reporting  period for the
     international  companies,   the  September  30,  1992,
Consolidated
     Statement of  Cash Flows includes the  cash provided or used by 3M's
     international  companies for  an  eleven-month period
(November  1,
     1991  to September 30,  1992).   The following  table and
discussion
     exclude  the   November  1  to   December  31,   1991,
period   for
     International Operations, so that an analysis can be made on a comparative basis.

                  MINNESOTA MINING AND MANUFACTURING COMPANY
                               AND SUBSIDIARIES

                   Management's Discussion and Analysis of
                Financial Condition and Results of Operations

=================================================================
=============

                                                        Nine
months ended

September 30

- - ------------------
                                                        1993
 1992
                                                       ------
- - ------
Net cash provided by operating activities              $1,600
$1,678
Net cash used in investing activities                    (767)
  (812)
Net cash used in financing activities                    (895)
  (883)
Effect of exchange rate changes on cash                    (2)
   (14)
                                                       ------
- - ------
Net increase (decrease) in cash and cash
  equivalents                                          $  (64)
$  (31)
                                                       ======
======
Capital spending                                       $  806
$  875
                                                       ======
======
Depreciation and amortization                          $  779
$  761
                                                       ======
======
=================================================================
=============

Net cash provided by operating activities totaled $1.600 billion in
the first nine months  of the year, down  $78 million from  the same
period last year.   Receipt of a  large legal settlement and
higher
income were more than offset by working capital increases, which were partially attributable to increases in accounts receivable.

Cash  used  in  investing  activities  was  $767 million,  down
$45
million from the same  period last year.   Capital expenditures
for
the first nine months of 1993 were $806 million, a decrease of about 8 percent compared with the same period last year. The company expects 1993 capital spending to be less than 1992 levels.

Cash used in financing activities in the first nine  months was
$895
million, up $12  million compared with  the same  period last year.
The  major  financing  activities  include   dividend  payments
and
treasury stock transactions.

Dividends paid increased 3.2  percent to $543 million  in the first
nine months  of this year.   The dividend  payout ratio declined
to
55.6 percent in the first nine months from 56.9 percent for the entire year in 1992.

For  the first  nine months  of this  year  the  company
repurchased
about 5.1 million shares of treasury stock, compared  to 1.9 million
shares  in the  same  period last  year.   The  Board  of
Directors
authorized the repurchase  of up to  6 million shares  of 3M common
stock between  June 1, 1993, and May  31, 1994.  Of this number,
2.9
million shares  remained authorized for  repurchase as of
September
30, 1993.   Stock  repurchases are  made to  support employee
stock
purchase and management stock ownership plans and for other corporate purposes.

The company expects cash generated by normal operations will support its growth. With its AAA long-term ratings on its debt, the company has sufficient borrowing capacity to supplement cash flows from operations.

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

               Some of these actions raise difficult and complex
factual
               and legal  issues and  are subject  to many
uncertainties
               and  complexities,  including, but  not  limited
to,  the
               facts and  circumstances of  each  particular
action,  the
               jurisdiction   and   forum  in   which   each
action   is
               proceeding,    and   differences    in
applicable   law.
               Accordingly, the company is not able to estimate the
               nature and amount of any future liability with respect to
               such actions.

               With respect to the  above-noted claims involving
silicone
               gel  mammary   prostheses,  which  have  been
instituted
               against the  company and  all of the other
companies that
               manufactured implants  or the various components
for them,
               there   has   been   recent   publicity
concerning   the
               possibility  of  an  industry-wide "global
settlement" of
               all present  and future  claims proposed  by Dow
Corning,
               certain other defendants and certain plaintiff's
counsel.
               The  company,  which  entered  the  business  in
1977  by
               purchasing McGhan Medical  and then sold that
business  in
               1984  to a  group  of  investors, including  some
of  the
               original owners  pursuant to an  agreement which
included
               an  indemnification of  the  company against
silicone gel
               mammary prosthesis related liabilities, is one of
several
               companies  that  has  been  participating  in
discussions
               among defendants  to determine the  feasibility of
such  a
               settlement and the  allocation of its  costs.  The
company
               does  not  know  at  this  time  whether  or  not
such  a
               settlement  will  be  effected,  that  the
company   will
               participate, or what share of any such settlement the
               company might bear.

               In  many of  these  actions, including  the
silicone  gel
               mammary prosthesis matters, the company  believes
that any
               resulting  liability  and  defense  costs are
covered  by
               insurance  maintained  by the  company  during
applicable
               time   periods,  subject   to  self-insurance
retentions,
               exclusions,  and  policy  limits.    To  the
extent  that
               insurers have in some of these cases reserved, and may
               reserve in the future, the right to deny coverage
(i.e.

             MINNESOTA MINING AND MANUFACTURING COMPANY
                          AND SUBSIDIARIES

                    PART II.  OTHER INFORMATION

               neither admitted nor denied coverage), the company
is  not
               always able to estimate the amount of recovery
applicable
               to  these actions.   The  company may  also
possess rights
               against    third    parties   for
indemnification    or
               contribution.    Because  of  the  complexities
of  these
               actions and the extent of insurance applicable to many of
               these actions, the company cannot always determine its
               exposure or its rights against insurers and other third
               parties.

               The  company is  involved  in a  number  of
environmental
               actions by  governmental agencies asserting
liability  for
               past  waste   disposal  and  other  alleged
environmental
               damage.   The  company  conducts  ongoing
investigations,
               assisted   by  environmental   consultants,  to
determine
               accruals   for    the   probable,   estimable
costs   of
               remediation.   The remediation  accruals are
reviewed each
               quarter and changes are made as appropriate.


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

                    PART II.  OTHER INFORMATION


           (b)  The  company  filed a  report on  Form 8-K  dated
June 30,
                1993, related to a shelf registration of medium-term
                notes.  This filing included the following:

                Exhibit 4    Form of  Medium-Term Indexed  Notes
Due
                             June 15, 1994.

                Exhibit 10   Calculation  Agency  Agreement,
dated  as
                             of June 24,  1993 between  Minnesota
                             Mining  and Manufacturing  Company
and
                             Goldman,  Sachs & Co.

     None of the other items contained in Part II of Form 10-Q is applicable to the company for the quarter ended September
30, 1993.

     |Coopers                           |certified public
accountants
     |&Lybrand                          |


                           REPORT OF INDEPENDENT ACCOUNTANTS


 To the Stockholders of Minnesota Mining and Manufacturing
  Company:

 We have  reviewed the  accompanying condensed  consolidated balance sheet  of
 Minnesota Mining  and Manufacturing Company and  subsidiaries as of  September
 30, 1993,  and the  related condensed  consolidated statements of income  for
 each of the  three- and nine-month periods ended  September 30,
1993 and  1992
 and cash flows for the nine-month periods ended  September 30,
1993 and  1992.
 These  financial   statements  are   the  responsibility   of
the   company's
 management.

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

 St. Paul, Minnesota
 October 27, 1993

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



     Date:     November 11, 1993



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