Form 10-K
period 1993-12-31
MINNESOTA MINING & MANUFACTURING CO
filed 1994-03-07
CIK 66740

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-K

           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                    For the year ended December 31, 1993

                         Commission file number 1-3285

                  MINNESOTA MINING AND MANUFACTURING COMPANY

State of Incorporation: Delaware   I.R.S. Employer Identification No. 41-0417775

            Executive offices: 3M Center, St. Paul, Minnesota 55144
                       Telephone number: (612) 733-1110

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                                Name of each exchange
                Title of each class              on which registered
       Common Stock, Without Par Value          New York Stock Exchange
                                                Pacific Stock Exchange
                                                Chicago Stock Exchange

Note: The common stock of the Registrant is also traded on the Amsterdam Stock Exchange, German stock exchanges, Swiss stock exchanges, the Paris Stock Exchange and the Tokyo Stock Exchange.

       Securities registered pursuant to section 12(g) of the Act: None

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the  past 90 days.  Yes    X   . No        .

      Indicate  by check mark if  disclosure of delinquent  filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      The aggregate market value of voting stock held by nonaffiliates of the Registrant, based on the closing price of $107.25 per share as reported on the New York Stock Exchange-Composite Index on January 31, 1994, was $23.0 billion.

      Shares of common stock outstanding at January 31, 1994: 214,001,230.

                      DOCUMENTS INCORPORATED BY REFERENCE

      Parts of the following documents are incorporated by reference to Parts III and IV of this Form 10-K: (1) Proxy Statement for registrant's 1994 annual meeting, (2) Form 10-Q for period ended June 30, 1987, and (3) Registration Nos. 33-29329, 33-48089 and 33-49842.
                       This document contains 41 pages.

                  MINNESOTA MINING AND MANUFACTURING COMPANY

                                   FORM 10-K

                     For the Year Ended December 31, 1993

                                    PART I

Item 1. Business.
    Minnesota Mining and Manufacturing Company was incorporated in 1929 under the laws of the State of Delaware to continue operations, begun in 1902, of a Minnesota corporation of the same name. As used herein, the term "3M" includes Minnesota Mining and Manufacturing Company and subsidiaries unless the context otherwise indicates. 3M employs 86,168 persons.

    3M is an integrated enterprise characterized by substantial interdivision and intersector cooperation in research, manufacturing and marketing of products incorporating similar component materials manufactured at common internal sources. Its business has developed from its research and technology in coating and bonding for coated abrasives, its only product in its early years. Coating and bonding is the process of applying one material to another, such as adhesives to a backing (pressure-sensitive tapes), abrasive granules to paper or cloth (coated abrasives), ceramic coating to granular mineral (roofing granules), heat- or light- sensitive materials to paper, film and metal (dry silver paper, photographic film and lithographic plates), iron oxide to plastic backing (magnetic recording tape), glass beads to plastic backing (reflective sheeting), and low tack adhesives to paper (repositionable notes).

    3M believes that it is among the leading producers of products for many of the markets it serves. In all cases, 3M products are subject to direct or indirect competition. Generally speaking, most 3M products involve technical competence in development, manufacturing and marketing and are subject to competition with products manufactured and sold by other technically-oriented companies.

    3M's three business sectors are: Industrial and Consumer; Information, Imaging and Electronic; and Life Sciences. Each sector brings together common or related 3M technologies and thus provides greater opportunity for the future development of products and services and a more efficient sharing of business strengths.

    The notes to the financial statements on page 25 and 26 of this Form 10-K provide financial information concerning 3M's three industry segments and 3M's operations in various geographic areas of the world.

Industry Segments

    3M's operations are organized into three business sectors. These sectors have worldwide responsibility for virtually all 3M product lines. A few miscellaneous and staff-sponsored new products, still in development, are not assigned to the sectors.

    Industrial and Consumer Sector: This sector is a leader in developing the technologies for pressure-sensitive adhesives, specialty tapes, coated and nonwoven abrasives, and specialty chemicals. These core technologies provide a strong basis for the development of new products. The sector also has strong distribution channels and logistics expertise. The sector is organized into five groups: Abrasive, Chemical and Film Products Group; Automotive Systems Group; Consumer Markets; Office Markets; and Tape Group.

     Major products in the Abrasive, Chemical and Film Products Group include coated abrasives (such as sandpaper) for grinding, conditioning and finishing a wide range of surfaces; natural and color-coated mineral granules for asphalt shingles; finishing compounds; and flame-retardant materials. This group also markets products for maintaining and repairing vehicles. Major chemical products include protective chemicals for furniture, fabrics and paper products; fire-fighting agents; fluoroelastomers for seals, tubes and gaskets in engines; engineering fluids; and high performance fluids used in the manufacture of computer chips and for electronic cooling and lubricating of computer hard disk drives. This group also serves as a major resource for other 3M divisions, supplying specialty chemicals, adhesives and films used in the manufacture of many 3M products.

    Major products in the Automotive Systems Group include body side-molding and trim; functional and decorative graphics; corrosion- and abrasion-resistant films; tapes for attaching nameplates, trim and moldings; and fasteners for attaching interior panels and carpeting.

    Major products in the Consumer and Office Market businesses include Scotch brand tapes; Post-it brand note products including memo pads, labels, stickers, pop-up notes and dispensers; home cleaning products including
Scotch-Brite brand scouring products, O-Cel-O brand sponges and Scotchgard brand fabric protectors; energy control products such as window insulation kits; nonwoven abrasive materials for floor maintenance and commercial cleaning; floor matting; and a full range of do-it-yourself products including surface preparation and wood finishing materials, and filters for furnaces and air conditioners.

    The Tape Group manufactures and markets a wide variety of high-performance and general-use pressure-sensitive tapes and specialty products. Major product categories include industrial application tapes made from a wide variety of materials such as foil, film, vinyl and polyester; specialty tapes and adhesives for industrial applications including Scotch brand VHB brand tapes, lithographic tapes, joining systems, specialty additives, vibration control materials, liquid adhesives, and reclosable fasteners; general-use tapes such as masking, box-sealing and filament; and labels and other materials for identifying and marking durable goods.

    Information, Imaging and Electronic Sector: This sector serves rapidly changing markets in audio, video and data recording; graphic communications; information storage, output and transfer; telecommunications; electronics and electrical products. The sector has the leading technologies for certain electrical, electronic and fiber-optic applications and a wide variety of graphic imaging technologies. Having these related areas in one operating unit fosters efficient product development and innovation. The sector is also strong in worldwide distribution and service. The sector is organized into three groups: Electro and Communications Systems; Imaging Systems; and Memory Technologies.

    The Electro and Communication Systems Group includes products in the electronic, electrical, telecommunication and visual communication fields. The electronic and electrical products include packaging and inter-connection devices; insulating materials, including pressure-sensitive tapes and resins; and other related equipment. These products are used extensively by manufacturers of electronic and electrical equipment, as well as the construction and maintenance segments of the electric utility, telephone and other industries. The telecommunication products serve the world's telephone companies with a wide array of products for fiber-optic and copper-based telephone systems. These include many innovative connecting, closure and splicing systems, maintenance products and test equipment. The visual communication products serve the world's office and education markets with overhead projectors and transparency films and materials plus equipment and accessories for computer-based presentations.

    The Imaging Systems Group offers a complete line of products for printers and graphic arts firms, from the largest commercial printer to the smallest instant printer or in-house facility. These products include a broad line of presensitized lithographic plates and related supplies; a complete line of duplicator press plates and automated imaging systems and related supplies; copy and art preparation materials; pre-press proofing systems; carbonless paper sheets for multiple-part business forms; and a line of light-sensitive dry silver papers and films for electronically recorded images. This group's imaging technologies are used in producing photographic products, including medical X-ray films, graphic arts films and amateur color films. It also is a major supplier of laser imagers and supplies and computerized medical diagnostic systems. This group also offers an array of micrographic systems including readers and printers for engineering graphics and office applications. Related products include dry silver imaging papers and microfilm in aperture card and roll formats.

    The Memory Technologies Group manufactures and markets a complete line of magnetic and optical recording products for many applications that meet the requirements for complex applications in computers, instrumentation, automation and other fields. Memory Technologies is the world's largest supplier of removable memory media for computers. Products range from computer diskettes, cartridges and tapes to CD-ROM and rewritable optical media. The group markets a wide array of recording products which are used for home video recording, in professional radio and television markets, as well as for commercial and industrial uses. These include reel-to-reel, cartridge and cassette tapes for audio and video recording.

    Life Sciences Sector: This sector contributes to better health and safety for people around the world. The Life Sciences Sector's major technologies include pressure-sensitive adhesives, substrates, extrusion/coating, nonwoven materials, specialty polymers and resins, optical systems, drug delivery, and electro-mechanical devices. The sector has strong distribution channels in all its major markets. The sector is organized into three groups: Medical Products; Pharmaceuticals, Dental and Disposable Products; and Traffic and Personal Safety Products.

    The Medical Products Group produces a broad range of medical supplies, devices and equipment. Medical supplies include tapes, dressings, surgical drapes and masks, biological indicators, orthopedic casting materials and electrodes. Medical devices and equipment include stethoscopes, heart-lung machines, sterilization equipment, blood gas monitors, powered orthopedic instruments, skin staplers, and intravenous infusion pumps. The Medical Products Group also develops hospital information systems.

    The Pharmaceuticals, Dental and Disposable Products Group serves pharmaceutical and dental markets, as well as manufacturers of disposable diapers. Pharmaceuticals include ethical drugs and drug-delivery systems. Among ethical pharmaceuticals are analgesics, anti-inflammatories and cardiovascular and respiratory products. Drug-delivery systems include metered-dose inhalers, as well as transdermal skin patches and related components. Dental products include dental restoratives, adhesives, impression materials, temporary crowns, infection control products and orthodontic brackets and wires. This group also produces a broad line of tape closures for disposable diapers.

    The Traffic and Personal Safety Products Group is a leader in the following markets: traffic control materials, commercial graphics, occupational health and safety, and out-of-home advertising. In traffic control materials, 3M is the worldwide leader in reflective sheetings. These materials are used on highway signs, vehicle license plates, construction workzone devices, and trucks and other vehicles. In commercial graphics, 3M supplies a broad line of films, inks and related products used to produce graphics for trucks and signs. Major occupational health and safety products include maintenance-free and reusable respirators plus personal monitoring systems. Out-of-home advertising includes outdoor advertising, advertising displays in shopping centers and local advertising in national magazines. This product group also markets a variety of other products. These include spill-control sorbents, Thinsulate brand and Lite Loft brand insulations, traffic control devices, filtration products, electronic surveillance products, reflective sheetings for personal safety, and films for protection against counterfeiting.


Distribution

    3M products are sold directly to users and through numerous wholesalers, retailers, jobbers, distributors and dealers in a wide variety of trades in many countries of the world. Management believes that the confidence of wholesalers, retailers, jobbers, distributors and dealers in 3M and its products, developed through long association with trained marketing and sales representatives, has contributed significantly to 3M's position in the marketplace and to its growth. 3M has 322 sales offices and distribution centers worldwide, including 9 major branch offices and warehouses that are located in principal cities throughout the United States. There are 99 sales offices and distribution centers located in the United States. The remaining 223 sales offices and distribution centers are located in 52 countries outside the United States.

Research, Patents and Raw Materials

    Research and product development constitute an important part of 3M's activities, and products resulting from such research and product development have contributed in large measure to its growth. The total amount spent for all research and development activities was $1.030 billion, $1.007 billion, and $914 million in 1993, 1992 and 1991, respectively.

    The corporate research laboratories are engaged in research which does not relate directly to 3M's existing product lines. They also support the research efforts of division and sector laboratories. Most major operating divisions and domestic subsidiaries, as well as several international subsidiaries, have their own laboratories for improvement of existing products and development of related new products. Engineering research staff groups provide specialized services in instrumentation, engineering and process development. An organization is maintained for technological development not sponsored by other units of the company.

    3M is the owner of many domestic and foreign patents derived primarily from its own research activities. 3M does not consider that its business as a whole is materially dependent upon any one patent, license or trade secret or any group of related patents, licenses or trade secrets.

    The company experienced no significant or unusual problems in the purchase of raw materials during 1993. While 3M has successfully met its demands to date, it is impossible to predict future shortages or their impact.



Executive Officers

    The following is a list of the executive officers of 3M as of March 1, 1994, their present position, their current age, the year first elected to their position and other positions held within 3M during the previous five years. All of these persons have been employed full time by 3M or a subsidiary of 3M for more than five years. All officers are elected by the Board of Directors at its annual meeting, with vacancies and new positions being filled at interim meetings. There are no family relationships between any of the executive officers named, nor is there any arrangement or understanding pursuant to which any person was selected as an officer.





                                                                     Year Elected
                                                                     to Present
     Name            Age                       Present Position        Position    Other Positions Held During 1989-1994
_________________    ___                 _________________________   _____________ _____________________________________
L.D. DeSimone        57                  Chairman of the Board and    1991         Executive Vice President,
                                         Chief Executive Officer                    Information and Imaging
                                                                                   Technologies Sector and
                                                                                   Corporate Services, 1989-1991
                                                                                  Executive Vice President, Industrial
                                                                                   and Electronic Sector and
                                                                                   Corporate Services, 1987-1989

Giulio Agostini      58                  Senior Vice President,       1993         Senior Vice President,
                                         Finance and Office                         Finance, 1991-1993
                                         Administration                            Director, Finance and Administration,
                                                                                   3M Italy, 1972-1991

William E. Coyne     57                  Vice President,              1994         President and General Manager,
                                         Research and Development                   3M Canada, Inc., 1990-1994
                                                                                  Group Vice President, Medical
                                                                                   Products Group, 1988-1990

Lawrence E. Eaton    56                  Executive Vice President,    1991         Group Vice President,
                                         Information, Imaging,                      Memory Technologies Group,
                                         and Electronic Sector                      1986-1991
                                         and Corporate Services

Harry A. Hammerly    60                  Executive Vice President,    1994          Executive Vice President,
                                         Life Sciences Sector and                    International Operations and
                                         International Operations                    Corporate Services, 1991-1994
                                                                                   Executive Vice President,
                                                                                    Industrial and Electronic Sector
                                                                                    and Corporate Services, 1989-1991
                                                                                   Vice President, Europe, 1987-1989

Robert J. Hershock   60                  Vice President,              1994          Group Vice President, Abrasive
                                         Marketing                                  Technologies Group, 1990-1993
                                                                                   Division Vice President, Occupational
                                                                                    Health and Environmental Safety
                                                                                    Division, 1988-1990

Charles E. Kiester   57                  Senior Vice President,       1993          Vice President, Engineering,
                                         Engineering, Quality and                    Quality and Manufacturing Services
                                         Manufacturing Services                      1990-1993
                                                                                   President and General Manager,
                                                                                    3M Canada,Inc., 1988-1990

Richard A. Lidstad   57                  Vice President,              1992          Staff Vice President, Human Resource
                                         Human Resources                             Operations, 1987-1992

Ronald A. Mitsch     59                  Executive Vice President,    1991          Senior Vice President, Research
                                         Industrial and Consumer                     and Development, 1990-1991
                                         Sector and Corporate Services            Group Vice President, Traffic and
                                                                                 Personal Safety Products Group,1985-1990

John J. Ursu         54                  Vice President, Legal Affairs  1993      General Counsel, 1992-1993
                                         and General Counsel                      Deputy General Counsel, 1990-1992
                                                                                 Associate General Counsel, 1986-1990


Item 2. Properties.

    3M's general offices, corporate research laboratories, most division laboratories and certain manufacturing facilities are located in St. Paul, Minnesota. Within the United States, 3M operates 82 plants in 28 states and has 99 sales offices and distribution centers located in 24 states. Internationally, 3M operates 109 manufacturing and converting facilities in 44 countries.

    3M owns substantially all of its physical properties. 3M leases certain facilities that were financed through the issuance of industrial development bonds in the original principal amount of $30 million. 3M has capitalized the construction costs related to these facilities and recorded the related liabilities. Management believes 3M's existing physical facilities are highly suitable for the purposes for which they were designed.

Item 3. Legal Proceedings.

    The company and certain of its subsidiaries are named defendants in a number of actions, governmental proceedings and claims, including product liability claims involving products now or formerly manufactured and sold by the company, many of which relate to silicone gel mammary implants, and some of which claims are purported or tentatively certified class actions. Mammary implant cases and claims are discussed separately below. In some actions, the claimants seek damages as well as other relief which, if granted, would require substantial expenditures.

    The company is involved in a number of environmental proceedings by governmental agencies asserting liability for past waste disposal and other alleged environmental damage. The company conducts ongoing investigations, assisted by environmental consultants, to determine accruals for the probable, estimable costs of remediation. The remediation accruals are reviewed each quarter and changes are made as appropriate.

    Some of these matters raise difficult and complex factual and legal issues and are subject to many uncertainties, including, but not limited to, the facts and circumstances of each particular action, the jurisdiction and forum in which each action is proceeding, and differences in applicable law. Accordingly, the company is not able to estimate the nature and amount of any future liability with respect to such matters.

Mammary Implant Litigation

    As of December 31, 1993, the company had been named as a defendant, often with multiple co-defendants, in 3,054 claims and lawsuits in various courts, all seeking damages for personal injuries from allegedly defective breast implants. These claims and lawsuits, including class actions, purport to represent 8,842 individual claimants. These claims and lawsuits are generally in very preliminary stages, and it is not yet certain how many of these lawsuits and claims involve products manufactured and sold by the company, as opposed to other manufacturers. The company entered the business in 1977 by purchasing McGhan Medical and subsequently sold that business in 1984. The company's sales of implants, during the time that it engaged in this business, represent approximately seven percent of the total cumulative mammary implant sales. The company is vigorously defending the individual claims and lawsuits. Given the preliminary state of the proceedings, company's counsel has not yet reached a conclusion on the probability of company liability.

    Discussions regarding a possible "global settlement" have taken place during the last several months, with the facilitation of a panel of federal judges acting as mediators, between a plaintiffs' steering committee, various plaintiff groups, the mediators, and key defendants. The company was a participant in these mediation efforts. On February 14, 1994, Dow Corning, Bristol-Myers Squibb, and Baxter Healthcare Corp., together with several other defendants, announced an agreement with representatives from the plaintiffs' steering committee on financial terms for a global settlement. The company was not included by the parties in this arrangement. Discussions are now being conducted between the company and representatives of the plaintiffs' steering committee. The company does not know at this time whether these discussions will lead to resolution of all or any portion of the suits and claims against it or whether it will be a participant in such a settlement.

    With respect to these silicone gel mammary implant claims and lawsuits, the company's general counsel has opined that, based solely on the facts known as of February 25, 1994, date of the opinion and subject to future developments, there is sufficient insurance coverage to recover all liability and costs arising out of these matters. No insurers have denied coverage. Therefore, the company believes that such matters will not pose a material risk to the financial position of the company or its results of operations.

Item 4. Submission of Matters to a Vote of Security Holders.

    None in the quarter ended December 31, 1993.

                                    Part II

Item 5. Market Price of 3M's Common Stock and Related Security Holder Matters. At January 31, 1994, there were 117,343 shareholders of record.

    3M's stock is  listed on the following stock  exchanges:   New York  Stock
Exchange, Pacific Stock Exchange, Chicago Stock Exchange, Amsterdam Stock Exchange, German stock exchanges, Swiss stock exchanges, Paris Stock Exchange, and Tokyo Stock Exchange.

    Stock price comparison information (New York Stock Exchange Composite Transactions) is as follows:


Quarter          First     Second      Third     Fourth        Year
1993 High      $111.75    $117.00    $111.25    $113.50     $117.00
     Low         97.25     104.88     102.25     101.50       97.25
1992 High        98.75      97.38     103.75     107.00      107.00
     Low         87.38      85.50      95.75      97.00       85.50

[TEXT]


Item 6. Selected Financial Data.
                                             (Dollars in millions except amounts per share)

                                                1993    1992     1991     1990       1989
For the Year Ended December 31:
  Net Sales ................................ $14,020 $13,883  $13,340  $13,021    $11,990
  Net Income ...............................   1,263   1,233*   1,154    1,308      1,244
  Per Share of Common Stock:
    Net Income .............................    5.82    5.63*    5.26     5.91       5.60
    Cash Dividends Declared and Paid .......    3.32    3.20     3.12     2.92       2.60
  Ratio of Earnings to Fixed Charges .......   15.51   12.81*   11.02    12.42      16.75
At December 31:
  Total Assets .............................  12,197  11,955   11,304   11,079      9,741
  Long-term Debt (excluding portion due
    within one year) .......................     796     687      764      760        885


   * Includes a net earnings increase of $6million, or 2 cents per share, from the combination of a legal settlement, special charges and the cumulative effect of accounting changes, which are more fully discussed on page 20.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

  Operating Results
1993 was a challenging year in several respects. The company faced recessions in Europe and Japan, negative currency effects, a soft U.S. health care market and a highly competitive pricing environment.
   Worldwide net sales rose 1.0 percent to $14.020 billion. This followed increases of 4.1 percent in 1992 and 2.5 percent in 1991.
   Sales in the United States were $7.126 billion, up about 3 percent from 1992. Internationally, sales totaled $6.894 billion, a decrease of about 1 percent from 1992.
   Estimatedcomponents ofsales changefrom prioryears wereasfollows (percents):

                              1993                          1992
______________________________________________________________________________
                        U.S.  Int'l Worldwide         U.S.  Int'l Worldwide
______________________________________________________________________________
Volume                   5      7       6              3      5       4
Price                   (2)    (2)     (2)            ---    (1)     (1)
Translation             ---    (6)     (3)            ---     1       1
______________________________________________________________________________
  Total                  3     (1)      1              3      5       4
______________________________________________________________________________

   In the United States volume growth accelerated in 1993, helped by a slight improvement in the domestic economy; however, pricing pressures also increased, mainly in memory technologies product lines.
   Internationally, sales growth in local currencies was slightly better than in 1992. However, currency fluctuations, which added to international sales in 1992, reduced those sales by about 6 percent in 1993.
   Cost of goods sold was 60.8 percent of sales, up from 60.1 percent in 1992. The negative impact of lower selling prices and currency was partially offset by improvements due to productivity gains and lower raw material costs. In 1992, cost of goods sold decreased as a percent of sales compared to 1991 due to productivity gains and lower raw material costs which were partially offset by higher R&D spending and lower selling prices. Cost of goods sold includes manufacturing, research and development, and engineering expenses.
   Selling, general and administrative expenses decreased to 25.2 percent of sales as the result of several cost-reduction programs. This compares with
25.6 percent in 1992 and 24.9 percent in 1991. The 1992 increase was magnified by costs for voluntary separations, higher sales costs and modest volume growth.
   Worldwide employment decreased by over 1,000 in 1993, even though about 600 people were added to support continued rapid growth in developing countries. This net reduction in employment occurred with little disruption to the company.

(Percent of sales)                                1993        1992        1991
______________________________________________________________________________
Cost of goods sold                                60.8        60.1        60.4
______________________________________________________________________________
Selling, general and administrative expenses      25.2        25.6        24.9
______________________________________________________________________________

 In December 1992, 3M recognized $129 million in settlement of a patent lawsuit involving 3M orthopedic casting materials. Operating income in 1992 includes this amount, which is shown on a separate line of the Income Statement titled "legal settlement."
 Also in 1992, 3M recorded $115 million of special charges to enhance its competitiveness and productivity. These charges relate primarily to asset write-downs, including rationalization of manufacturing operations. Operating income in 1992 includes this amount, which is shown on a separate Income Statement line titled "special charges".

 Worldwide operating income in 1993 decreased 1.9 percent to $1.956 billion. The positive impact of increased sales volume and cost control was more than offset by negative currency and pricing. Operating income in 1993 included about $53 million for manufacturing rationalizations and voluntary separations. This compared to 1992 costs of about $80 million for voluntary separation programs, in addition to the $115 million of special charges. In 1992, operating income increased 1.7 percent, following a decrease of 10.6 percent in 1991.

(Percent of sales)                                1993        1992        1991
______________________________________________________________________________
Operating Income                                  14.0        14.4        14.7
______________________________________________________________________________
 Interest expense was $50 million, down from $76 million in 1992 and $97 million in 1991. The declines in both 1993 and 1992 were mainly due to lower interest rates. Investment and other income totaled $96 million in 1993, which includes a $36 million benefit from tax settlements, improved investment results, and other items, many of which were of a non-recurring nature. This compared with investment and other income of $29 million in 1992 and $15 million in 1991.
 The company's effective tax rate was 35.3 percent of pre-tax income, the same as in 1992 and down from 36.8 percent in 1991. The 1 percent increase in the 1993 U.S. statutory corporate tax rate was offset by lower taxes on 3M International Operations, the extension of the U.S. R&D tax credit and the positive effect of revaluing deferred tax assets. The company's deferred tax assets will reverse over an extended period of time.
  Net income increased 2.5 percent to $1.263 billion, or $5.82 per share. In 1992, net income increased 6.8 percent to $1.233 billion, or $5.63 per share, compared with $1.154 billion, or $5.26 per share, in 1991.
      The  company estimates  that changes  in the  value  of the  U.S. dollar decreased 1993 net income by about $62 million, or 29 cents per share. Currency changes increased net income by about $1 million, or 1 cent per share, in 1992, and by $23 million, or 11 cents per share, in 1991. These estimates include the effect of translating profits from local currencies into U.S. dollars, the costs in local currencies of transferring goods between the parent company in the U.S. and international companies, and transaction gains and losses in countries not considered to be highly inflationary.
 Over the long term, 3M expects to meet its aggressive financial goals. These include a growth in earnings per share averaging 10 percent a year or better; return on stockholders' equity of 20 to 25 percent; return on capital employed of 27 percent or better; and 30 percent of sales from products introduced in the last four years.
 Earnings per share increased 3.4 percent in 1993. Currency effects reduced earnings by about 5 percent. Return on average stockholders' equity was 19.1 percent, up from 18.8 percent in 1992. This return has averaged 20.5 percent over the past 5 years. Return on capital employed was 19.1 percent, down from
19.7 percent in 1992. This return has averaged 22.1 percent over the past 5 years. In 1993 more than 25 percent of sales came from products introduced within the last 4 years.

  Performance by Business Sector
Industrial and Consumer Sector:
In 1993, sales were up 2.6 percent to $5.4 billion. Operating income rose 2.8 percent to $849 million. Excluding special charges of $13 million in 1992, operating income rose 1.2 percent in 1993. Sales and profits showed strong growth in the Asia Pacific area and in Latin America. However, results in Europe were adversely affected by weak economies and the stronger U.S. dollar. This sector expects continued growth in the United States, Asia Pacific area and in Latin America.

Information, Imaging and Electronic Sector:
In 1993, sales were down 1.7 percent to $4.5 billion. A solid increase in unit volume was more than offset by continued price competition and negative currency translation. Operating income increased 14.0 percent to $271 million. Excluding special charges of $81 million in 1992, operating income decreased 15.0 percent. Operating profit margins were affected by price competition and currency effects, as well as by large investments in new products and efforts to streamline operations. This sector will continue to face significant price pressure in 1994.

Life Sciences Sector:
In 1993, sales increased 2.6 percent to $4.1 billion. Sales growth was constrained by the stronger U.S. dollar and by the slowdown in the U.S. health care market due to uncertainty over health care reform. Operating income decreased 8.6 percent to $846 million. Excluding a net benefit of $108 million from a legal settlement and special charges, operating income increased by 3.4 percent. This sector will continue to be impacted by the uncertainty over U.S. health care reform.

  Financial Position
3M's financial condition remained strong in 1993, despite a sluggish worldwide economy. Balance sheet amounts did not vary significantly from 1992. Various items, such as cash and short-term debt, can fluctuate significantly from month to month depending on short-term liquidity needs. Substantially all of the vested and earned benefits under 3M's employee retirement plans, and about half of the other postretirement benefit obligations, were funded as of December 31, 1993.
  The company's key inventory index, which represents the number of months of inventory, was 4.0 months, up from 3.8 months in 1992. Accounts receivable days' sales outstanding were 66 days, up one day from 1992. The company's current ratio was 1.9, unchanged from the end of 1992.
  Of the long-term debt outstanding at the end of 1993, $469 million was a guarantee of debt of the 3M Employee Stock Ownership Plan. Total debt was 23 percent of stockholders' equity at the end of 1993. This compared with 22 percent at year-end 1992. The company's borrowings continued to maintain AAA long-term ratings.
  Legal proceedings, including the silicone gel mammory prosthesis situation and environmental liabilities, are discussed in the legal proceedings section on page 8. The company believes that such matters will not pose a material risk to the financial position of the company.

  Liquidity
Due to a change in the financial reporting period for 3M's international companies, the 1992 Consolidated Statement of Cash Flows includes the cash provided or used by 3M's international companies for a 14-month period (November 1, 1991, to December 31, 1992).
 The following table is presented on a comparative basis, whereby 1992 excludes the November 1 to December 31, 1991, period for our international companies.

(Millions)                          1993         1992        1991
______________________________________________________________________________
Net cash provided by
 operating activities             $2,091       $2,218      $1,909
Net cash used in
 investing activities             (1,092)      (1,139)     (1,197)
Net cash used in
 financing activities             (1,128)      (1,027)       (686)
Effect of exchange rate
 changes on cash                      21          (20)        (62)
______________________________________________________________________________
Net increase (decrease) in
 cash and cash equivalents        $ (108)     $    32     $   (36)
______________________________________________________________________________
Capital expenditures              $1,112       $1,225      $1,326
Depreciation                         976          950         884
______________________________________________________________________________


The company met its cash requirements primarily from operating activities. During 1993, cash flows provided by operating activities totaled $2.091 billion. This more than covered capital expenditures and dividend payments of $1.833 billion. The company's superior credit rating provides easy and ample access to global capital markets.
  As part of our efforts to control overall spending, capital expenditures declined 9.3 percent to $1.112 billion in 1993. This followed a decline of
7.5 percent in calendar year 1992.
 Stockholder dividends increased 3.8 percent to $3.32 per share in 1993. Cash dividend payments totaled $721 million. 3M has paid dividends for 78 consecutive years. On February 14, 1994 the 3M Board of Directors boosted the quarterly dividend on 3M common stock 6 percent to 88 cents a share, declared a two-for-one stock split to shareholders of record on March 15, 1994 and authorized the repurchase of up to 12 million of the company's (pre-split) shares. This share-repurchase authorization runs through February 10, 1995. The company repurchased all of the six million shares available under a previous authorization.
 Repurchases of 3M common stock totaled $706 million in 1993, compared with $247 million in 1992 and $240 million in 1991. Increased share repurchases in 1993 reduced the total number of shares outstanding by more than 4 million. Repurchases were made to support employee stock purchase plans and for other corporate purposes.

  Future Outlook
Most economists expect slightly better global economic growth this year, with the improvement coming in the second half. This combined with continued emphasis on productivity improvement and new products should help our results; however, the pricing environment is likely to remain quite competitive and currency fluctuations could have a significant, negative effect on our results again this year.
 Spending on research and development and capital equipment is expected to remain around 1993 levels. Employment levels should continue to decline slightly in 1994.
 In 1992, the Financial Accounting Standards Board issued Statement No. 112, "Employers' Accounting for Postemployment Benefits." Postemployment benefits include, but are not limited to, disability, severance and health care benefits. 3M will adopt this standard in the first quarter of 1994. This adoption will have a diminimus effect on the company's results of operations.



Item 8. Financial Statements and Supplementary Data.

 Index to Financial Statements

                                                             Reference (pages)
                                                                 Form 10-K

      Data submitted herewith:
        Report of Independent Accountants...............             15

        Consolidated statements of income for the years ended
          December 31, 1993, 1992 and 1991 .............             16

        Consolidated balance sheets as of December 31, 1993 and
        1992 ...........................................             17

        Consolidated statements of cash flows
          for the years ended December 31,
          1993, 1992 and 1991...........................             18

        Notes to financial statements ..................            19-30



                       Report of Independent Accountants

We have audited the consolidated financial statements and the financial statement schedules of Minnesota Mining and Manufacturing Company and subsidiaries (the company) as listed in Item 8 and Item 14(a) of this Form 10-K. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Minnesota Mining and Manufacturing Company and subsidiaries as of December 31, 1993 and 1992, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

As discussed in the Notes to the Financial Statements, the company changed the fiscal year-end of its international companies in 1992. The company also adopted in 1992 Statements of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," and No. 109, "Accounting for Income Taxes."




                        /s/COOPERS & LYBRAND

                        COOPERS & LYBRAND



St. Paul, Minnesota
February 14, 1994






                                      20


Consolidated Statement of Income


Minnesota Mining and Manufacturing Company and Subsidiaries
__________________________________________________________________________________________________
   For the Years Ended December 31, 1993, 1992 and 1991              1993         1992        1991
_______________________________________________________
   (Amounts in millions, except per-share data)
__________________________________________________________________________________________________
   Net Sales                                                      $14,020      $13,883     $13,340
   _______________________________________________________________________________________________

   Operating Expenses
    Cost of goods sold                                              8,529        8,346       8,058
    Selling, general and administrative expenses                    3,535        3,557       3,323
    Legal settlement                                                  ---         (129)        ---
    Special charges                                                   ---          115         ---
   _______________________________________________________________________________________________
          Total                                                    12,064       11,889      11,381
   _______________________________________________________________________________________________
   Operating Income                                                 1,956        1,994       1,959
   _______________________________________________________________________________________________

   Other Income and Expense
    Interest expense                                                   50           76          97
    Investment and other income - net                                 (96)         (29)        (15)
   _______________________________________________________________________________________________
          Total                                                       (46)          47          82
   _______________________________________________________________________________________________

   Income Before Income Taxes, Minority Interest and
    Cumulative Effect of Accounting Changes                         2,002        1,947       1,877
   Provision for Income Taxes                                         707          687         691
   Minority Interest                                                   32           24          32
   _______________________________________________________________________________________________

   Income Before Cumulative Effect of Accounting Changes            1,263        1,236       1,154
   Cumulative Effect of Accounting Changes                            ---           (3)        ---
   _______________________________________________________________________________________________
   Net Income                                                     $ 1,263      $ 1,233     $ 1,154
   _______________________________________________________________________________________________

   Per-Share Amounts:
    Income Before Cumulative Effect of Accounting Changes         $  5.82      $  5.65     $  5.26
    Cumulative Effect of Accounting Changes                           ---        (0.02)        ---
   _______________________________________________________________________________________________
    Net Income                                                    $  5.82      $  5.63     $  5.26
   _______________________________________________________________________________________________
   Average Shares Outstanding                                       217.2        219.1       219.6
   _______________________________________________________________________________________________

   The accompanying Notes to Financial Statements are an integral part of this statement.


Consolidated Balance Sheet


Minnesota Mining and Manufacturing Company and Subsidiaries
_______________________________________________________________________________________
             As of December 31, 1993 and 1992                         1993         1992
_____________________________________________
             (Dollars in millions)
________________________________________________________________________________________
             Assets
             Current Assets
               Cash and cash equivalents                           $   274      $   382
               Other securities                                        382          340
               Accounts receivable - net                             2,610        2,394
               Inventories                                           2,401        2,315
               Other current assets                                    696          778
             ___________________________________________________________________________
                  Total current assets                               6,363        6,209

             Investments                                               455          452
             Property, Plant and Equipment - net                     4,830        4,792
             Other Assets                                              549          502
             ___________________________________________________________________________
                  Total                                            $12,197      $11,955
             ___________________________________________________________________________


             Liabilities and Stockholders' Equity
             Current Liabilities
               Accounts payable                                    $   878      $   836
               Payroll                                                 331          310
               Income taxes                                            290          299
               Short-term debt                                         697          739
               Other current liabilities                             1,086        1,057
             ___________________________________________________________________________
                  Total current liabilities                          3,282        3,241

             Other Liabilities                                       1,607        1,428
             Long-Term Debt                                            796          687
             Stockholders' Equity - net                              6,512        6,599
               Shares outstanding - 1993: 214,739,319;
                                   1992: 219,034,050
             ___________________________________________________________________________
                  Total                                            $12,197      $11,955
             ___________________________________________________________________________


             The accompanying Notes to Financial Statements are an integral part of this statement.



   Consolidated Statement of Cash Flows

    Minnesota Mining and Manufacturing Company and Subsidiaries
    _____________________________________________________________________________________________
        For the Years Ended December 31, 1993, 1992 and 1991    1993          1992*         1991
        ____________________________________________________
        (Dollars in millions)
        _________________________________________________________________________________________
       Cash Flows from Operating Activities
       Net income                                             $1,263        $1,233         $1,154
        Adjustments to reconcile net income
         to net cash provided by operating activities:
        Legal settlement                                         129          (129)           ---
        Special charges                                          (29)          115            ---
        Cumulative effect of accounting changes-
        SFAS Nos. 106 and 109                                                  103            ---
        Depreciation                                             976         1,004            884
        Amortization                                             100            83             85
        Deferred income taxes                                    (86)         (111)          (117)
        Accounts receivable                                     (327)         (142)          (155)
        Inventories                                             (161)          (78)           (21)
        Other working capital changes                            226           199             79
      ____________________________________________________________________________________________
      Net cash provided by operating activities                2,091         2,277          1,909

      Cash Flows from Investing Activities
       Capital expenditures                                   (1,112)       (1,318)        (1,326)
       Disposals of property, plant and equipment                 53            78             76
       Acquisitions and other investments                        (71)          (59)           (35)
       Proceeds from divestitures and investments                 38            63             88
      ____________________________________________________________________________________________
      Net cash used in investing activities                   (1,092)       (1,236)        (1,197)

      Cash Flows from Financing Activities
       Net change in short-term debt                              48           (83)            57
       Repayment of long-term debt                               (80)         (187)          (162)
       Proceeds from long-term debt                              150           139            140
       Purchases of treasury stock                              (706)         (247)          (240)
       Reissuances of treasury stock                             181           177            139
       Payment of dividends                                     (721)         (701)          (685)
       Other                                                     ---           ---             65
      ____________________________________________________________________________________________

      Net cash used in financing activities                   (1,128)         (902)          (686)
      Effect of exchange rate changes on cash                     21           (15)           (62)
      ____________________________________________________________________________________________

      Net increase (decrease) in cash and cash equivalents      (108)          124            (36)
      Cash and cash equivalents at beginning of year             382           258            294
      ____________________________________________________________________________________________
      Cash and cash equivalents at end of year                $  274        $  382         $  258
      ____________________________________________________________________________________________

      *Includes cash flows of international companies for a 14-month period
      November 1, 1991 to December 31, 1992. See accounting changes note on page 20 for details.

      The accompanying Notes to Financial Statements are an integral part of this statement.




Notes to Financial Statements

  Accounting Policies
  Consolidation:      All    significant   subsidiaries   are    consolidated.
  Unconsolidated subsidiaries and affiliates are included on the equity basis.

  Cash and Cash Equivalents: Cash and cash equivalents consist of cash and temporary investments with maturities of three months or less when purchased.

  Other  Securities:   Other securities consist  of marketable  securities and
  interest-bearing bank deposits with varied maturity dates. These securities are employed in the company's banking, captive insurance and cash management operations. The securities are stated at cost, which approximates fair value.

  Inventories: Inventories are stated at lower of cost or market, with cost generally determined on a first-in, first-out basis.

  Investments:  Investments  primarily include assets  from captive  insurance
and  banking   operations  and  from  venture  capital   investments.    These
investments are stated at cost, which approximates fair value.

  Other Assets: Other assets include goodwill, patents, other intangibles, deferred taxes and other noncurrent assets. Other assets are periodically reviewed for impairment to ensure that they are appropriately valued. Goodwill is generally amortized on a straight-line basis over 10 years. Other intangible items are amortized on a straight-line basis over their estimated economic lives.

  Deferred  Income Taxes:   Deferred  income taxes  arise from  differences in
basis for tax and financial-reporting purposes.

  Revenue  Recognition:   Revenue  is recognized  upon  shipment of  goods  to
customers and upon performance of services.

  Depreciation:   Depreciation of property,  plant and equipment  is generally computed on a straight-line basis over the estimated useful lives of these assets.

  Research and Development:   Research  and development costs  are charged  to
operations as incurred and totaled $1.030 billion in 1993, $1.007 billion in 1992 and $914 million in 1991.

  Foreign Currency Translation: Local currencies are generally considered the functional currencies outside the United States, except in countries with highly inflationary economies. Assets and liabilities are translated at year-end exchange rates for operations in local currency environments. Income and expense items are translated at average rates of exchange prevailing during the year. Translation adjustments are recorded as a component of stockholders' equity.
   For operations in countries with highly inflationary economies, certain financial statement amounts are translated at historical exchange rates, with all other assets and liabilities translated at year-end exchange rates. These translation adjustments are reflected in the results of operations. They decreased net income by $12 million in 1993, increased net income by $10 million in 1992 and decreased net income by $6 million in 1991.

  Accounting Changes
Effective  January  1,  1992,  3M's  international  companies  changed   their
reporting period from a fiscal year ending October 31 to a calendar year ending December 31. The change was made to aid worldwide business planning, increase efficiency and reflect the global nature of the company's business. The international companies' results of operations for the period November 1 to December 31, 1991, are shown in the 1992 Consolidated Statement of Income as a cumulative effect of an accounting change. The cash flows of the international companies for the 14-month period November 1, 1991, to December 31, 1992, are reflected in the 1992 Consolidated Statement of Cash Flows.
  Effective January 1, 1992, the company adopted Statement of Financial Accounting Standards (SFAS) No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." This statement requires that the cost of providing postretirement benefits be accrued over an employee's service period. In implementing this standard, the company was required to accrue the unfunded obligation. The company had accrued and funded - under a different actuarial methodology - a substantial amount of these benefits since 1977. In implementing this standard, the company elected to record the transition obligation using the immediate recognition option.
  Also effective January 1, 1992, the company adopted SFAS No. 109, "Accounting for Income Taxes." This statement requires an asset and liability approach for financial accounting and reporting of income taxes. Under this approach, deferred taxes are recognized for the estimated taxes ultimately payable or recoverable based on enacted tax law. Changes in enacted tax rates will be reflected in the tax provision as they occur.
  Adoption of these accounting changes, in aggregate, did not have a material impact on 1992 results of operations.
  The table below shows the components of the cumulative effect of accounting changes.

______________________________________________________________________________
(Millions, except per-share data)                                       1992
______________________________________________________________________________

                                               Amount                Per Share
______________________________________________________________________________

Cumulative effect of change in:
Reporting period for international
 companies, net of $25 million in
 taxes (including tax benefits from
 revaluation of certain fixed assets
 in Italy)                                      $ 100                 $ 0.46
Accounting for other
 postretirement benefits, net of
 $107 million in taxes                           (183)                (0.84)
Accounting for income taxes                        80                  0.36
______________________________________________________________________________

 Total                                         $   (3)               $(0.02)
______________________________________________________________________________


  Legal Settlement and Special Charges
In December 1992, Johnson & Johnson agreed to pay 3M $129 million in settlement of a patent lawsuit involving 3M orthopedic casting materials. 3M received payment in January 1993.

In 1992,  3M  recorded $115  million of  special charges  designed to  enhance
competitiveness and productivity.   About 75 percent of these  charges related
to asset write-downs, including rationalization of manufacturing operations.

  Supplemental Balance Sheet Information
______________________________________________________________________________
(Millions)                                        1993            1992
______________________________________________________________________________
Accounts receivable
______________________________________________________________________________
Accounts receivable                            $ 2,730         $ 2,506
Less allowances                                    120             112
______________________________________________________________________________
  Accounts receivable - net                    $ 2,610         $ 2,394
______________________________________________________________________________
Inventories
______________________________________________________________________________
Finished goods                                 $ 1,246         $ 1,224
Work in process                                    604             586
Raw materials and supplies                         551             505
______________________________________________________________________________
  Total inventories                            $ 2,401         $ 2,315
______________________________________________________________________________
Property, plant and equipment - at cost
______________________________________________________________________________
Land                                           $   258         $   241
Buildings and leasehold improvements             2,572           2,463
Machinery and equipment                          8,305           7,732
Construction in progress                           353             392
______________________________________________________________________________
                                               $11,488         $10,828
Less accumulated depreciation                    6,658           6,036
______________________________________________________________________________
 Property, plant and equipment - net           $ 4,830         $ 4,792
______________________________________________________________________________
Short-term debt
______________________________________________________________________________
Commercial paper                               $   193         $   165
Long-term debt - current portion                    79             148
Other borrowings                                   425             426
______________________________________________________________________________
  Total short-term debt                        $   697         $   739
______________________________________________________________________________
Other current liabilities
______________________________________________________________________________
Deposits - banking operations                  $   291         $   259
Other current liabilities                          795             798
______________________________________________________________________________
  Total other current liabilities              $ 1,086         $ 1,057
______________________________________________________________________________
Other liabilities
______________________________________________________________________________
Minority interest in subsidiaries              $   376         $   314
Nonpension postretirement benefits                 386             366
Other liabilities                                  845             748
______________________________________________________________________________
 Total other liabilities                       $ 1,607         $ 1,428
______________________________________________________________________________

 The carrying amount of short-term debt approximates fair value.
 Deposits - banking operations - are primarily demand deposits and, as such, the carrying amount approximates fair value.

  Leases
Rental expense under operating leases was $141 million in 1993, $140 million in 1992 and $141 million in 1991.
The table below sets forth minimum payments under operating leases with noncancelable terms in excess of one year as of year-end 1993.
_______________________________________________________________________________
                                                                 After
(Millions)                1994    1995    1996    1997    1998    1998   Total
_______________________________________________________________________________
Minimum lease payments     $70     $53     $39     $21     $16     $88    $287
_______________________________________________________________________________

  Long-Term Debt
 Employee Stock Ownership Plan: In 1989, the company established an Employee Stock Ownership Plan (ESOP). The ESOP borrowed $548 million. Because the company has guaranteed repayment of the ESOP debt, the debt and related unearned compensation are recorded on the Consolidated Balance Sheet.
 Medium-Term Notes: 3M maintains a shelf registration with the Securities and Exchange Commission that provides the means to offer medium-term notes not to exceed $601 million. As of December 31, 1993, $502 million was available for future financial needs. The company entered into interest rate swap agreements to achieve variable interest rates below U.S. commercial paper rates for notes outstanding. The effective rate of these agreements approximated 2.5 percent at year-end 1993.
 Other Borrowings: These are primarily borrowings of 3M's international companies and municipal bond issues in the United States. Interest rates range mainly from 2.3 to 11.0 percent.
______________________________________________________________________________
(Millions)                                                1993    1992
______________________________________________________________________________
ESOP debt guarantee, 8.13-8.27%,  due 1995-2004           $469    $490
Eurobond, 4.81%, due 1998                                  114     ---
Medium-term notes, due 1995                                 75     115
Other borrowings, due 1995-2025                            138      82
______________________________________________________________________________
  Total long-term debt                                    $796    $687
______________________________________________________________________________

 Maturities of long-term debt for the next five years are as follows: 1994, $79 million; 1995, $168 million; 1996, $44 million; 1997, $41 million; and
1998, $159 million.
 Interest payments included in the Consolidated Statement of Cash Flows totaled $53 million in 1993, $88 million in 1992 and $118 million in 1991. For the calendar year 1992, interest payments were $79 million.
 The company estimates that the fair value of long-term debt is not materially different than the carrying amount of this debt.

  Other Financial Instruments
The company has entered into interest rate and currency swaps, as well as forward interest rate agreements, with face amounts of $605 million and $308 million, respectively, as of December 31, 1993, and 1992. The company uses these instruments to manage risk from interest rate and currency fluctuations and to lower its cost of borrowing. The unrealized gains and losses are deferred until the underlying transactions are realized. As of December 31, 1993, the unrealized gains and losses were not material.
 The company also had foreign exchange forward and option contracts with face amounts of $704 million and $785 million, respectively, at December 31, 1993, and 1992. The company uses these financial instruments primarily to hedge transactions denominated in foreign currencies, thereby reducing risk from exchange rate fluctuations in the regular course of its global business. The net unrealized gain on these contracts as of December 31, 1993, was not material.






















































 Income Taxes
_______________________________________________________________________________
Income Before Income Taxes
_______________________________________________________________________________
(Millions)                                1993         1992          1991
_______________________________________________________________________________
U.S.                                    $1,390       $1,301        $1,136
International                              612          646           741
_______________________________________________________________________________
 Total                                  $2,002       $1,947        $1,877
_______________________________________________________________________________
Provision for Income Taxes
_______________________________________________________________________________
(Millions)                                1993         1992          1991
_______________________________________________________________________________
Currently payable
 Federal                                  $430         $371          $396
 State                                      74           78            74
 International                             292          339           343
Deferred
 Federal                                   (66)         (63)         (110)
 State                                      (5)          (6)           (9)
 International                             (18)         (32)           (3)
_______________________________________________________________________________
 Total                                    $707         $687          $691
_______________________________________________________________________________
 Net deferred tax assets totaled $439 million ($293 million current) and net deferred tax liabilities totaled $98 million ($6 million current) at year-end 1993. The major components of deferred taxes include benefit costs not currently deductible of $336 million and accelerated depreciation for tax purposes of $362 million.
 Income tax payments included in the Consolidated Statement of Cash Flows totaled $802 million in 1993, $743 million in 1992 and $867 million in 1991. For calendar year 1992, income tax payments were $714 million.
 At December 31, 1993, there were approximately $2.850 billion of retained earnings attributable to our international companies that are considered to be permanently invested. No provision has been made for taxes that might be payable if these earnings were remitted to the United States. It is not practical to determine the amount of incremental tax that might arise should these earnings be remitted.

_______________________________________________________________________________________
Reconciliation of Effective Income Tax Rate             1993          1992        1991
_______________________________________________________________________________________
Statutory U.S. tax rate                                35.0%         34.0%        34.0%
State income taxes - net                                2.2           2.5          2.3
International taxes                                     3.0           4.4          4.7
All other - net                                        (4.9)         (5.6)        (4.2)
_______________________________________________________________________________________
 Effective worldwide tax rate                          35.3%         35.3%        36.8%
_______________________________________________________________________________________









[TEXT]


  Stockholders' Equity
Common stock, without  par value,  of 500,000,000 shares  is authorized,  with
236,008,264 shares issued in 1993, 1992 and 1991.  Treasury shares at year-end totaled  21,268,945 in 1993, 16,974,214 in 1992  and 16,867,905 in 1991.  This
stock is reported at cost.   Preferred stock, without par value, of 10,000,000
shares  is  authorized  but unissued.    A  two-for-one  stock split  will  be
distributed on or aboutApril 8, 1994to shareholders of recordon March 15,1994.

____________________________________________________________________________________________________________
                                                                                   ESOP
                                         Common     Retained  Cumulative       Unearned   Treasury
(Dollars in millions)                     Stock     Earnings Translation   Compensation      Stock    Total
____________________________________________________________________________________________________________
Balance, December 31, 1990                 $296       $7,106      $ 175          $(530)   $  (937)   $6,110
Net income                                             1,154                                          1,154
Dividends paid ($3.12 per share)                       (685)                                          (685)
Reacquired stock (2,733,416 shares)                                                          (240)    (240)
Issuances pursuant to stock option and
  benefit plans (2,040,372 shares)                      (39)                                  178       139
Amortization of unearned compensation                                               14                   14
Translation adjustments                                            (199)                              (199)
____________________________________________________________________________________________________________
Balance, December 31, 1991                 $296      $7,536       $ (24)         $(516)   $  (999)   $6,293
Net income                                            1,233                                           1,233
Dividends paid ($3.20 per share)                       (701)                                          (701)
Reacquired stock (2,561,689 shares)                                                          (247)    (247)
Issuances pursuant to stock option and
  benefit plans (2,455,380 shares)                      (56)                                   233      177
Amortization of unearned compensation                                               18                   18
Translation adjustments                                            (174)                              (174)
____________________________________________________________________________________________________________
Balance, December 31, 1992                 $296      $8,012       $(198)         $(498)   $(1,013)   $6,599
Net income                                            1,263                                           1,263
Dividends paid ($3.32 per share)                       (721)                                          (721)
Reacquired stock (6,580,868 shares)                                                          (706)    (706)
Issuances pursuant to stock option and
  benefit plans (2,286,137 shares)                      (54)                                  245       191
Amortization of unearned compensation                                               19                   19
Translation adjustments                                            (133)                              (133)
____________________________________________________________________________________________________________
Balance, December 31, 1993                 $296      $8,500       $(331)         $(479)   $(1,474)   $6,512
____________________________________________________________________________________________________________


[TEXT]


  Business Sectors
Financial information relating to the company's business sectors for the years
ended December 31,  1993, 1992 and  1991 appears below.   3M is an  integrated
enterprise   characterized  by   substantial  intersector   cooperation,  cost
allocations and inventory transfers.  Therefore, management does not represent that these sectors, if operated independently, could earn the operating income shown.
____________________________________________________________________________________________________
                                                    Information,
                                        Industrial   Imaging and      Life Eliminations    Total
(Millions)                            and Consumer    Electronic  Sciences    and Other  Company
_____________________________________________________________________________________________________
Net Sales                       1993        $5,350        $4,520    $4,132         $ 18  $14,020
                                1992         5,215         4,599     4,026           43   13,883
                                1991         5,003         4,544     3,748           45   13,340
_____________________________________________________________________________________________________
Operating Income                1993           849           271       846         (10)    1,956
                                1992<F1>       826           238       926           4     1,994
                                1991           852           383       769         (45)    1,959
_____________________________________________________________________________________________________
Identifiable Assets<F2>         1993         3,776         3,460     2,854         144    10,234
                                1992         3,734         3,264     2,712         172     9,882
                                1991         3,592         3,414     2,603         127     9,736
_____________________________________________________________________________________________________
Depreciation                    1993           341           366       249          20       976
                                1992<F3>       323           356       238          33       950
                                1991           307           329       224          24       884
_____________________________________________________________________________________________________
Capital Expenditures            1993           399           388       327          (2)    1,112
                                1992<F3>       437           444       327          17     1,225
                                1991           462           477       369          18     1,326
_____________________________________________________________________________________________________

<F1>1 Includes a legal settlement that increased operating income for the Life
      Sciences Sector by $129 million. Also includes special charges of $115 million, of which$81 millionwas in theInformation, Imaging andElectronic Sector.
<F2>2 Excludes certaincorporate assets,primarilycash andcash equivalents,other securities, deferred income taxes, certain other current assets and investments.
<F3>3 Excludes $93 millionof capitalexpenditures and $54million ofdepreciation for international companies from November 1 to December 31, 1991. See accounting changes note on page 20 for details.







[TEXT]

  Geographic Areas
Information in the table  below is presented on the same  basis as utilized by
the  Company to  manage the  business.   Export sales  and certain  income and
expense  items are  reported in the  geographic area  where the  final sale to customers is made rather than where the transaction originates.
_____________________________________________________________________________________________
                              United                 Asia     Other    Elimin-         Total
(Millions)                    States    Europe    Pacific    Areas<F1> ations       Company
_____________________________________________________________________________________________
Net Sales to        1993      $7,126    $3,646     $2,154    $1,094                  $14,020
Customers           1992       6,922     4,068      1,847     1,046                   13,883
                    1991       6,738     3,889      1,718       995                   13,340
_____________________________________________________________________________________________
Transfers           1993       1,393       172         28       146   $(1,739)           ---
Between             1992       1,273       176         31       119    (1,599)           ---
Geographic Areas    1991       1,135       156         37       105    (1,433)           ---
_____________________________________________________________________________________________
Operating           1993         940       376        429       211                    1,956
Income              1992<F2>     945       489        368       192                    1,994
                    1991         802       618        362       177                    1,959
_____________________________________________________________________________________________
Identifiable<F3>    1993       5,875     2,633      1,531       710      (515)        10,234
Assets              1992       5,634     2,824      1,333       660      (569)         9,882
                    1991       5,548     2,912      1,214       555      (493)         9,736
_____________________________________________________________________________________________

<F1>1     Includes Canada, Latin America and Africa.
<F2>2     Includesa legal settlement that increased operating income in the United
          Statesby $129 million. Also includesspecial charges of $115 million, of which $74 million was in Europe.
<F3>3     Excludescertain corporateassets, primarilycash andcash equivalents,other securities, deferred income taxes, certain other current assets and investments.

[TEXT]
      At year-end,net assetsof companiesoutside the UnitedStates totaled$2.963 billion in 1993, $2.998 billion in 1992 and $2.835 billion in 1991.

      In1993, thecompany changed thebasis ofpresenting exportsales and certain income andexpense items in theabove table. Operating income in1993 under the prior methodology would have been $1,341 million, $205 million, $277 million and $133 million, respectively.

  Retirement Plans
3M has various company-sponsored retirement plans covering substantially all U.S. employees and many employees outside the United States. Pension benefits are based principally on an employee's years of service and compensation near retirement. Plan assets are invested in common stocks, fixed-income securities, real estate and other investments.
 The company's funding policy is to deposit with an independent trustee amounts at least equal to those required by law. A trust fund is maintained to provide pension benefits to plan participants and their beneficiaries. In addition, a number of plans are maintained by deposits with insurance companies.
  The charge to income relating to these plans was $203 million in 1993, $178 million in 1992 and $133 million in 1991.

_________________________________________________________________________________________________________________________
Net Pension Cost                                          U.S. Plan                               International Plans
_________________________________________________________________________________________________________________________
(Millions)                                       1993         1992       1991               1993       1992         1991
_________________________________________________________________________________________________________________________
Service cost (employee benefits
 earned during the year)                        $ 110        $ 108      $  89              $  86      $73        $65
Interest cost on projected benefit
 obligation                                       276          252        228                 80         78         73
Return on assets - actual                       (430)        (221)      (602)              (185)       (73)      (112)
Net amortization and deferral                     154         (38)        347                112        (1)         45
_________________________________________________________________________________________________________________________
Net pension cost                                $ 110        $ 101      $  62              $  93      $77        $71
_________________________________________________________________________________________________________________________
Assumptions:
 Discount rate at year-end                      7.25%        8.00%      8.00%              7.26%      7.91%      8.07%
 Rate of increase in compensation levels        5.00%        6.25%      6.25%              5.31%      6.40%      6.60%
 Long-term rate of return on assets             9.00%        9.00%      9.00%              7.64%      8.23%      8.44%
_________________________________________________________________________________________________________________________

_________________________________________________________________________________________________________________________
Funded Status of Pension Plans                                    U.S. Plan              International Plans
_________________________________________________________________________________________________________________________
(Millions)                                                    1993       1992               1993        1992
_________________________________________________________________________________________________________________________
Actuarial present value of:
 Vested benefit obligation                                 $2,797     $2,490              $  875        $790
 Non-vested benefit obligation                                435        372                  65          58
_________________________________________________________________________________________________________________________
 Accumulated benefit obligation                            $3,232     $2,862              $  940        $848
_________________________________________________________________________________________________________________________
 Projected benefit obligation                              $3,921     $3,442              $1,279      $1,179
Plan assets at fair value                                   3,473      3,141               1,207         996
_________________________________________________________________________________________________________________________
Plan assets less than the projected
 benefit obligation                                        $ (448)    $ (301)             $  (72)      $(183)
Unrecognized net transition asset                            (224)      (261)                 10          10
Other adjustments and unrecognized items                      492        435                 (16)         80
Accrued pension expense recognized in
the Consolidated Balance Sheet                             $ (180)    $ (127)             $  (78)       $(93)
_________________________________________________________________________________________________________________________


  Other Postretirement Benefits
The company provides health care and life insurance benefits for substantially all of its U.S. employees who reach retirement age while employed by the company. The company has set aside funds with an independent trustee for these postretirement benefits and makes periodic contributions to the plan. The assets held by the trustee are invested in common stocks and fixed-income securities. Employees outside the United States are covered principally by government-sponsored plans and the cost of company-provided plans for these employees is not material.
 The table below sets forth the components of the net periodic postretirement benefit cost and a reconciliation of the funded status of the postretirement benefit plan for U.S. employees.

Net Periodic Postretirement Benefit Cost
______________________________________________________________________________
(Millions)                                                   1993        1992
______________________________________________________________________________
Service cost                                                 $ 23        $ 21
Interest cost                                                  53          49
Return on plan assets - actual                                (23)        (20)
Net amortization and deferral                                   1         ---
______________________________________________________________________________
 Total                                                       $ 54        $ 50
______________________________________________________________________________

Funded Status of Postretirement Benefits Plan
______________________________________________________________________________
(Millions)                                                   1993        1992
______________________________________________________________________________
Fair value of plan assets                                    $335        $314
______________________________________________________________________________
Accumulated postretirement
 benefit obligation:
      Retirees                                                248         193
      Fully eligible active plan participants                 153         139
      Other active plan participants                          378         348
______________________________________________________________________________
 Benefit obligation                                           779         680
______________________________________________________________________________
Plan assets less benefit obligation                          (444)       (366)
Adjustments and unrecognized items                             58         ---
Accrued postretirement expense recognized in the
Consolidated Balance Sheet                                 $(386)       $(366)

 The accumulated postretirement benefit obligation and related benefit cost are determined through the application of relevant actuarial assumptions. The company anticipates its health care cost trend rate to slow from 7.5 percent in 1994 to 5.0 percent in 2003, after which the trend rate is expected to stabilize. The effect of a one percentage point increase in the assumed health care cost trend rate for each future year would increase the benefit obligation by $57 million and the current year benefit expense by $4 million. Other actuarial assumptions include an expected long-term rate of return on plan assets of 9.0 percent (before taxes applicable to a portion of the return on plan assets), and a discount rate of 7.25 percent.
 The charge to income relating to these plans was $54 million in 1993, $50 million in 1992 and $51 million in 1991.

  Other Postemployment Benefits
 In 1992, the Financial Accounting Standards Board issued Statement No. 112, "Employers' Accounting for Postemployment Benefits." Postemployment benefits include, but are not limited to, disability, severance and health care benefits. 3M will adopt this standard in the first quarter of 1994. This adoption will have a diminimus effect on the company's results of operations.

  Employee Stock Ownership Plan
The company maintains an Employee Stock Ownership Plan (ESOP) for substantially all full-time U.S. employees. This plan was established in 1989 as a cost-effective way of funding certain employee retirement savings benefits, including the company's matching contributions under its 401(k) employee savings plan. The ESOP borrowed $548 million and used the proceeds to purchase 7.7 million shares of the company's common stock, previously held in treasury. The debt is being serviced by dividends on stock held by the ESOP and by company contributions. These contributions are reported as a benefit expense.

  Employee Savings Plan
The company sponsors an employee savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all full-time U.S. employees. The company matches employee contributions of up to 6 percent of compensation at rates ranging from 35 to 85 percent, depending upon company performance. Amounts charged against income were $29 million in 1993 and 1992, and $28 million in 1991.

  General Employees' Stock Purchase Plan
Participants in the General Employees' Stock Purchase Plan are granted options at 85 percent of market value at the date of grant. At December 31, 1993, there were 23,216 participants in the plan, with 58,058 employees eligible to participate. Options must be exercised within 27 months from date of grant.

                                                       Shares      Price Range
______________________________________________________________________________
Under Option-
 January 1, 1993                                      223,179     $66.94-88.30
  Granted                                             818,005      83.57-96.59
  Exercised                                          (777,102)     66.94-96.59
  Cancelled                                           (27,633)     66.94-96.59
______________________________________________________________________________
Under Option-
 December 31, 1993                                    236,449     $73.90-96.59
______________________________________________________________________________
Shares available for grant-
 December 31, 1993                                  8,803,215
______________________________________________________________________________

  Management Stock Ownership Program
Management stock options are granted at market value at the date of grant. At December 31, 1993, there were 4,238 participants in the plan. All outstanding options expire between May 1994 and May 2003.

                                                       Shares      Price Range
______________________________________________________________________________
Under Option-
 January 1, 1993                                    9,400,910    $38.73-103.60
  Granted                                           2,138,014     97.85-116.15
  Exercised                                        (1,361,733)    38.73-103.60
  Cancelled                                           (85,844)    38.73-113.25
______________________________________________________________________________
Under Option-
 December 31, 1993                                 10,091,347    $38.73-116.15
______________________________________________________________________________
Options Exercisable-
 December 31, 1993                                  8,133,231    $38.73-115.45
______________________________________________________________________________
 Shares available for grant-
  December 31, 1993                                10,869,705
______________________________________________________________________________

  Quarterly Data (Unaudited)
___________________________________________________________________________
(Millions, except
 per-share data)            First    Second      Third    Fourth       Year
__________________________________________________________________________
Net Sales
1993                      $3,517    $3,540     $3,481    $3,482    $14,020
1992                       3,438     3,519      3,551     3,375     13,883
__________________________________________________________________________
Cost of Goods Sold
1993                      $2,112    $2,131     $2,167    $2,119     $8,529
1992                       2,058     2,115      2,134     2,039      8,346
__________________________________________________________________________
Income Before Cumulative Effect of Accounting Changes
1993                        $330      $331       $316      $286     $1,263
1992                         306       317        324       289<F1>  1,236<F1>
 Per Share
1993                       $1.51     $1.51      $1.47     $1.33      $5.82
1992                        1.40      1.45       1.48      1.32<F1>   5.65<F1>
__________________________________________________________________________
Net Income
1993                        $330      $331       $316      $286     $1,263
1992                         303       317        324       289<F1>  1,233<F1>
 Per Share
1993                       $1.51     $1.51      $1.47     $1.33      $5.82
1992                        1.38      1.45       1.48      1.32<F1>   5.63<F1>
__________________________________________________________________________
 Stock Price Comparisons (New York Stock Exchange Composite Transactions)
1993 High                $111.75   $117.00    $111.25   $113.50    $117.00
     Low                   97.25    104.88     102.25    101.50      97.25
1992 High                  98.75     97.38     103.75    107.00     107.00
     Low                   87.38     85.50      95.75     97.00      85.50
__________________________________________________________________________
[FN]
<F1> 1 Includes a legal settlement and special charges, which together added $9 million, or 4 cents a share, to net income.



Item 9. Disagreements on Accounting and Financial Disclosure.

 None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant.

Item 11. Executive Compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

Item 13. Certain Relationships and Related Transactions.

 The  information called for  by Items 10  through 13 are  omitted pursuant to
general  instruction G(3).   The registrant  will file  with the  Commission a
definitive proxy statement pursuant to Regulation 14A before April 30, 1994.


                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) The financial statements filed as part of this report are listed in the index to financial statements on page 14.

    Index to Financial Statement Schedules
                                                          Reference(pages)
                                                              Form 10-K
                                                          ________________

      Financial Statement Schedules for the years ended
            December 31, 1993, 1992 and 1991:

             V Property, Plant and Equipment.......................33

             VI Accumulated Depreciation of Property, Plant
               and Equipment ......................................34

             IX Short-Term Borrowings .............................35

             X Supplementary Income Statement
             Information ..........................................35

      All  other  schedules  are  omitted   because  of  the  absence  of  the
      conditions under which they are required or because the required information is included in the financial statements or the notes thereto.

(b)   Reports on Form 8-K:

      3M was not required to file any reports on Form 8-K for the quarter ended December 31, 1993.












(c)   Exhibits:

      Incorporated by Reference:

                                                     Incorporated by Reference
                                                     in the Report From


   (3) Restated certificate of incorporation          Exhibit (3) to
      and bylaws, amended to and                      Report Form 10-Q
      including amendments of                          for period ended
      May 12, 1987.                                    June 30, 1987.

    (4) Instruments defining the rights of security
      holders, including debentures:
      (a) common stock.                               Exhibit (3) above
      (b) medium term notes.                           Registration Nos.
                                                       33-29329 and 33-48089
                                                       on Form S-3.

   (10) Management contracts, management
      remuneration:
      (a) management stock ownership program.         Exhibit 4 of
                                                       Registration No.
                                                       33-49842 on Form S-8
      (b) profit sharing plan, performance            Written description
         unit plan and other compensation              contained in issuer's
         arrangements.                                 proxy statement for
                                                       the 1994 annual
                                                       shareholders meeting.


                                                      Reference (pages)
                                                          Form 10-K
      Submitted herewith:

        (11)  Computation of per share earnings.          36

        (12)  Calculation of ratio of earnings
              to fixed charges.                           37

        (22)  Subsidiaries of the registrant.             38

        (24)  Consent of experts.                         39

        (25)  Power of attorney.                          40

                                                               MINNESOTA MINING AND MANUFACTURING COMPANY
                                                                      AND CONSOLIDATED SUBSIDIARIES

                                                                                SCHEDULES
                                                                          (Dollars in Millions)

                                                                              SCHEDULE V

                                                                      PROPERTY, PLANT AND EQUIPMENT

COLUMN A                                                COLUMN  B     COLUMN C      COLUMN D      COLUMN E      COLUMN F
                                                        BALANCE AT                                               BALANCE
                                                        BEGINNING    ADDITIONS                     OTHER       AT END OF
CLASSIFICATION                                            OF YEAR     AT COST     RETIREMENTS    CHANGES*           YEAR
______________________________________                  __________   __________   ___________    _________     _________
For the Year Ended December 31, 1993:
 Land ................................                     $   241      $    18       $     4     $      3       $   258
 Buildings and Leasehold
   Improvements ......................                       2,463          145            24         (12)         2,572
 Machinery and Equipment .............                       7,732          988           330         (85)         8,305
 Construction in Progress.............                         392      (39) **           ---          ---           353
   Total .............................                     $10,828      $ 1,112       $   358     $   (94)       $11,488

For the Year Ended December 31, 1992:
 Land ................................                     $   196      $    20       $     2     $    27        $   241
 Buildings and Leasehold
   Improvements ......................                       2,250          261            21         (27)         2,463
 Machinery and Equipment .............                       7,182        1,078           387        (141)         7,732
 Construction in Progress ............                         452       (41)**             -         (19)           392
   Total .............................                     $10,080  $ 1,318 ***       $   410     $  (160)       $10,828


For the Year Ended December 31, 1991:
 Land ................................                     $   189      $    11       $     2     $    (2)       $   196
 Buildings and Leasehold
   Improvements .....................                        2,031          274            22         (33)         2,250
 Machinery and Equipment .............                       6,708        1,026           403        (149)         7,182
 Construction in Progress ............                         455         15**             1         (17)           452
   Total .............................                     $ 9,383      $ 1,326       $   428     $  (201)       $10,080



_________________________________________________________________________

  *Translation adjustments, acquisitions, and transfers between accounts.
 **Net increase (decrease) in construction in progress.
***Includes $93 million of capital expenditures for the international companies from November 1 to
   December 31, 1991.

Included in the retirements column are asset write-downs relating to special charges.


                                                                                                   41


                                                               MINNESOTA MINING AND MANUFACTURING COMPANY
                                                                      AND CONSOLIDATED SUBSIDIARIES

                                                                                SCHEDULES
                                                                          (Dollars in Millions)

                                                                   SCHEDULE VI

                                                        ACCUMULATED DEPRECIATION OF PROPERTY, PLANT AND EQUIPMENT

COLUMN A                                    COLUMN B      COLUMN C  COLUMN D      COLUMN E  COLUMN F
                                           BALANCE AT    ADDITIONS                           BALANCE
                                            BEGINNING     CHARGED                 OTHER     AT END OF
CLASSIFICATION                            OF YEAR       TO EXPENSE RETIREMENTS   CHANGES*     YEAR
_____________________________________     ___________  ___________ ___________   _________  _________
For the Year Ended December 31, 1993:
 Buildings and Leasehold
  Improvements ................               $ 1,034  $    121        $    15   $     (5)  $   1,135

 Machinery and Equipment .......                5,002       855            289        (45)      5,523

  Total ......................                $ 6,036  $    976        $   304   $    (50)  $   6,658

For the Year Ended December 31, 1992:
 Buildings and Leasehold
  Improvements ...............                $   934   $   122        $    15    $    (7)    $ 1,034

 Machinery and Equipment ......                 4,480       882            293        (67)      5,002

  Total .......................               $ 5,414   $  1,004**     $   308    $   (74)   $  6,036

For the Year Ended December 31, 1991:
 Buildings and Leasehold
  Improvements ...............                $   866   $    98        $    13    $   (17)   $    934

 Machinery and Equipment .......                4,128       786            333       (101)      4,480

  Total ......................                $ 4,994   $   884        $   346    $  (118)   $  5,414



 * Translation adjustments and transfers between accounts.
** Includes $54 million of depreciation for the international companies from November 1 to December 31, 1991.
NOTE: Estimated useful lives range from two to forty years.


                                                               MINNESOTA MINING AND MANUFACTURING COMPANY
                                                                      AND CONSOLIDATED SUBSIDIARIES

                                                                                SCHEDULES
                                                                          (Dollars in Millions)

                                                                                                                 SCHEDULE IX

                                                                         SHORT-TERM BORROWINGS*

COLUMN A                               COLUMN B        COLUMN C            COLUMN D         COLUMN E          COLUMN F
                                                       WEIGHTED             MAXIMUM        AVERAGE AMOUNT   WEIGHTED AVERAGE
                                       BALANCE          AVERAGE        MONTH-END BALANCE    OUTSTANDING       INTEREST RATE
                                      AT END OF       INTEREST        OUTSTANDING DURING    DURING THE         DURING THE
DESCRIPTION                            PERIOD          RATE               THE PERIOD          PERIOD**          PERIOD***
________________________              _________       _________       __________________    ___________       _____________
1993: Short-Term
 Debt (U.S.)..                             $317            3.5%                 $510             $326               3.9%
  Short-Term Debt
   (International)..                       $301            7.4%                 $446             $245               7.2%

1992: Short-Term
 Debt (U.S.) ..........                    $189            4.5%                 $387             $278               4.4%
  Short-Term Debt
   (International)****..                   $402            6.5%                 $514             $326              11.6%

1991: Short-Term
 Debt (U.S.) ..........                    $229            4.6%                 $470             $287               6.1%
  Short-Term Debt
   (International)..                       $343           11.6%                 $407             $345              10.7%


The company does not maintain formal lines of credit, however, the company believes it has sufficient borrowing sources should the need arise.

   *  Excluding current portion of long-term debt.
  **  Average of month-end balances outstanding during each year.
 ***  Interest expense for the year on short-term borrowings divided by average short-term borrowings outstanding during the year.
****  Includes short-term borrowings for international companies for the 14-month period November 1, 1991 to December 31, 1992.

[TEXT]

                                                           SCHEDULE X

             SUPPLEMENTARY INCOME STATEMENT INFORMATION
COLUMN A                                             COLUMN B
_____________________________________________________________________
                                                CHARGED TO COSTS
                                                  AND EXPENSES
ITEM                                      1993         1992*     1991
__________________________________        ____         ____      ____
Maintenance and Repairs ................  $463         $456      $420
Advertising Costs ......................  $161         $172      $152

* Includes expenses for the 12-month period ending December 31, 1992.