Form 10-K
period 1993-12-31
MINNESOTA MINING & MANUFACTURING CO
filed 1994-03-07
CIK 66740

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

    The  Tape  Group  manufactures  and  markets   a  wide
variety  of  high-
performance and general-use pressure-sensitive tapes and specialty products.
Major product categories include industrial application tapes made from a wide variety of materials such as foil, film, vinyl and polyester; specialty tapes and adhesives for industrial applications including Scotch brand VHB brand tapes, lithographic tapes, joining systems, specialty additives, vibration control materials, liquid adhesives, and reclosable fasteners; general-use tapes such as masking, box-sealing and filament; and labels and other materials for identifying and marking durable goods.

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
   Estimatedcomponents ofsales changefrom prioryears wereasfollows (percents):

                              1993                          1992
_________________________________________________________________
_____________
                        U.S.  Int'l Worldwide         U.S.  Int'l
Worldwide
_________________________________________________________________
_____________
Volume                   5      7       6              3      5
   4
Price                   (2)    (2)     (2)            ---    (1)
  (1)
Translation             ---    (6)     (3)            ---     1
   1
_________________________________________________________________
_____________
  Total                  3     (1)      1              3      5
   4
_________________________________________________________________
_____________

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

(Percent of sales)                                1993
1992        1991
_________________________________________________________________
_____________
Cost of goods sold                                60.8
60.1        60.4
_________________________________________________________________
_____________
Selling, general and administrative expenses      25.2
25.6        24.9
_________________________________________________________________
_____________

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

(Percent of sales)                                1993
1992        1991
_________________________________________________________________
_____________
Operating Income                                  14.0
14.4        14.7
_________________________________________________________________
_____________
 Interest expense  was $50  million, down  from $76  million in
1992 and  $97
million in 1991.   The declines in both 1993 and 1992 were mainly
due to lower
interest rates.   Investment and  other income  totaled $96
million in  1993,
which includes a $36 million benefit from tax settlements,
improved investment
results, and other items, many of which  were of a non-recurring nature.  This
compared  with investment  and other  income of  $29 million  in
1992  and $15
million in 1991.
 The company's  effective tax  rate was  35.3 percent  of pre-tax income,  the
same as in 1992 and down from 36.8 percent in 1991.  The 1
percent increase in
the 1993  U.S. statutory corporate  tax rate was offset  by lower taxes  on 3M
International Operations,  the extension of  the U.S. R&D  tax credit and  the
positive effect of  revaluing deferred tax assets.  The company's deferred tax
assets will reverse over an extended period of time.
  Net income increased 2.5 percent to $1.263 billion, or $5.82
per share.   In
1992, net income increased 6.8 percent to $1.233 billion, or
$5.63 per share,
compared with $1.154 billion, or $5.26 per share, in 1991.
      The  company estimates  that changes  in the  value  of the
U.S. dollar
decreased  1993  net income  by  about $62  million,  or 29
cents  per share.
Currency  changes increased  net income  by about  $1 million, or 1  cent per
share, in  1992, and by $23  million, or 11 cents  per share, in
1991.  These
estimates include the effect of translating profits from local currencies into
U.S.  dollars, the costs in local currencies of transferring goods between the
parent  company in the U.S. and international companies, and transaction gains
and losses in countries not considered to be highly inflationary.
 Over  the  long term,  3M  expects to  meet its  aggressive financial goals.
These include a growth  in earnings per share  averaging 10
percent a  year or
better; return on stockholders' equity of 20 to 25 percent;
return on capital
employed  of 27  percent or  better;  and 30  percent of  sales from  products
introduced in the last four years.
 Earnings per share  increased 3.4 percent in 1993.   Currency
effects reduced
earnings by about 5 percent.   Return on average stockholders'
equity was 19.1
percent, up from 18.8 percent in 1992.  This return has averaged
20.5 percent
over the past 5 years.  Return on capital employed was 19.1
percent, down from
19.7 percent  in 1992.  This return has averaged  22.1 percent over the past 5
years.     In 1993 more than 25 percent of sales came from
products introduced
within the last 4 years.

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

(Millions)                          1993         1992        1991

_________________________________________________________________
_____________
Net cash provided by
 operating activities             $2,091       $2,218      $1,909

Net cash used in
 investing activities             (1,092)      (1,139)
(1,197)
Net cash used in
 financing activities             (1,128)      (1,027)
(686)
Effect of exchange rate
 changes on cash                      21          (20)
(62)
_________________________________________________________________
_____________
Net increase (decrease) in
 cash and cash equivalents        $ (108)     $    32     $
(36)
_________________________________________________________________
_____________
Capital expenditures              $1,112       $1,225      $1,326

Depreciation                         976          950         884

_________________________________________________________________
_____________


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




                        /s/COOPERS & LYBRAND

                        COOPERS & LYBRAND



St. Paul, Minnesota
February 14, 1994






                                      20


Consolidated Statement of Income


Minnesota Mining and Manufacturing Company and Subsidiaries
_________________________________________________________________
_________________________________
   For the Years Ended December 31, 1993, 1992 and 1991
  1993         1992        1991
_______________________________________________________
   (Amounts in millions, except per-share data)
_________________________________________________________________
_________________________________
   Net Sales
$14,020      $13,883     $13,340

_________________________________________________________________
______________________________

   Operating Expenses
    Cost of goods sold
 8,529        8,346       8,058
    Selling, general and administrative expenses
 3,535        3,557       3,323
    Legal settlement
   ---         (129)        ---
    Special charges
   ---          115         ---

_________________________________________________________________
______________________________
          Total
12,064       11,889      11,381

_________________________________________________________________
______________________________
   Operating Income
 1,956        1,994       1,959

_________________________________________________________________
______________________________

   Other Income and Expense
    Interest expense
    50           76          97
    Investment and other income - net
   (96)         (29)        (15)

_________________________________________________________________
______________________________
          Total
   (46)          47          82

_________________________________________________________________
______________________________

   Income Before Income Taxes, Minority Interest and
    Cumulative Effect of Accounting Changes
 2,002        1,947       1,877
   Provision for Income Taxes
   707          687         691
   Minority Interest
    32           24          32

_________________________________________________________________
______________________________

   Income Before Cumulative Effect of Accounting Changes
 1,263        1,236       1,154
   Cumulative Effect of Accounting Changes
   ---           (3)        ---

_________________________________________________________________
______________________________
   Net Income
$ 1,263      $ 1,233     $ 1,154

_________________________________________________________________
______________________________

   Per-Share Amounts:
    Income Before Cumulative Effect of Accounting Changes
$  5.82      $  5.65     $  5.26
    Cumulative Effect of Accounting Changes
   ---        (0.02)        ---

_________________________________________________________________
______________________________
    Net Income
$  5.82      $  5.63     $  5.26

_________________________________________________________________
______________________________
   Average Shares Outstanding
 217.2        219.1       219.6

_________________________________________________________________
______________________________

   The accompanying Notes to Financial Statements are an integral part of this statement.


Consolidated Balance Sheet


Minnesota Mining and Manufacturing Company and Subsidiaries
_________________________________________________________________
______________________
             As of December 31, 1993 and 1992
   1993         1992
_____________________________________________
             (Dollars in millions)
_________________________________________________________________
_______________________
             Assets
             Current Assets
               Cash and cash equivalents
$   274      $   382
               Other securities
    382          340
               Accounts receivable - net
  2,610        2,394
               Inventories
  2,401        2,315
               Other current assets
    696          778

_________________________________________________________________
__________
                  Total current assets
  6,363        6,209

             Investments
    455          452
             Property, Plant and Equipment - net
  4,830        4,792
             Other Assets
    549          502

_________________________________________________________________
__________
                  Total
$12,197      $11,955

_________________________________________________________________
__________


             Liabilities and Stockholders' Equity
             Current Liabilities
               Accounts payable
$   878      $   836
               Payroll
    331          310
               Income taxes
    290          299
               Short-term debt
    697          739
               Other current liabilities
  1,086        1,057

_________________________________________________________________
__________
                  Total current liabilities
  3,282        3,241

             Other Liabilities
  1,607        1,428
             Long-Term Debt
    796          687
             Stockholders' Equity - net
  6,512        6,599
               Shares outstanding - 1993: 214,739,319;
                                   1992: 219,034,050

_________________________________________________________________
__________
                  Total
$12,197      $11,955

_________________________________________________________________
__________


             The accompanying Notes to Financial Statements are an integral part of this statement.




   Consolidated Statement of Cash Flows

    Minnesota Mining and Manufacturing Company and Subsidiaries

_________________________________________________________________
____________________________
        For the Years Ended December 31, 1993, 1992 and 1991
1993          1992*         1991
        ____________________________________________________
        (Dollars in millions)

_________________________________________________________________
________________________
       Cash Flows from Operating Activities
       Net income
$1,263        $1,233         $1,154
        Adjustments to reconcile net income
         to net cash provided by operating activities:
        Legal settlement
129          (129)           ---
        Special charges
(29)          115            ---
        Cumulative effect of accounting changes-
        SFAS Nos. 106 and 109
            103            ---
        Depreciation
976         1,004            884
        Amortization
100            83             85
        Deferred income taxes
(86)         (111)          (117)
        Accounts receivable
(327)         (142)          (155)
        Inventories
(161)          (78)           (21)
        Other working capital changes
226           199             79

_________________________________________________________________
___________________________
      Net cash provided by operating activities
2,091         2,277          1,909

      Cash Flows from Investing Activities
       Capital expenditures
(1,112)       (1,318)        (1,326)
       Disposals of property, plant and equipment
53            78             76
       Acquisitions and other investments
(71)          (59)           (35)
       Proceeds from divestitures and investments
38            63             88

_________________________________________________________________
___________________________
      Net cash used in investing activities
(1,092)       (1,236)        (1,197)

      Cash Flows from Financing Activities
       Net change in short-term debt
48           (83)            57
       Repayment of long-term debt
(80)         (187)          (162)
       Proceeds from long-term debt
150           139            140
       Purchases of treasury stock
(706)         (247)          (240)
       Reissuances of treasury stock
181           177            139
       Payment of dividends
(721)         (701)          (685)
       Other
- - ---           ---             65

_________________________________________________________________
___________________________

      Net cash used in financing activities
(1,128)         (902)          (686)
      Effect of exchange rate changes on cash
21           (15)           (62)

_________________________________________________________________
___________________________

      Net increase (decrease) in cash and cash equivalents
(108)          124            (36)
      Cash and cash equivalents at beginning of year
382           258            294

_________________________________________________________________
___________________________
      Cash and cash equivalents at end of year                $
274        $  382         $  258

_________________________________________________________________
___________________________

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

  Foreign Currency Translation:  Local currencies are generally considered the
functional  currencies outside  the United  States, except  in countries  with
highly inflationary economies.  Assets and liabilities are
translated at year-
end exchange rates for  operations in local currency
environments.  Income and
expense  items are translated at  average rates of  exchange prevailing during
the   year.    Translation  adjustments   are  recorded  as   a
component  of
stockholders' equity.
   For  operations in  countries with  highly inflationary
economies, certain
financial  statement amounts are translated at historical
exchange rates, with
all other assets and liabilities translated at year-end exchange rates.  These
translation  adjustments are  reflected in  the results  of
operations.   They
decreased net income by $12 million in 1993, increased net income by $10 million in 1992 and decreased net income by $6 million in 1991.

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

_________________________________________________________________
_____________
(Millions, except per-share data)
     1992
_________________________________________________________________
_____________

                                               Amount
  Per Share
_________________________________________________________________
_____________

Cumulative effect of change in:
Reporting period for international
 companies, net of $25 million in
 taxes (including tax benefits from
 revaluation of certain fixed assets
 in Italy)                                      $ 100
   $ 0.46
Accounting for other
 postretirement benefits, net of
 $107 million in taxes                           (183)
   (0.84)
Accounting for income taxes                        80
    0.36
_________________________________________________________________
_____________

 Total                                         $   (3)
  $(0.02)
_________________________________________________________________
_____________


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

  Supplemental Balance Sheet Information
_________________________________________________________________
_____________
(Millions)                                        1993
1992
_________________________________________________________________
_____________
Accounts receivable
_________________________________________________________________
_____________
Accounts receivable                            $ 2,730         $
2,506
Less allowances                                    120
112
_________________________________________________________________
_____________
  Accounts receivable - net                    $ 2,610         $
2,394
_________________________________________________________________
_____________
Inventories
_________________________________________________________________
_____________
Finished goods                                 $ 1,246         $
1,224
Work in process                                    604
586
Raw materials and supplies                         551
505
_________________________________________________________________
_____________
  Total inventories                            $ 2,401         $
2,315
_________________________________________________________________
_____________
Property, plant and equipment - at cost

_________________________________________________________________
_____________
Land                                           $   258         $
241
Buildings and leasehold improvements             2,572
2,463
Machinery and equipment                          8,305
7,732
Construction in progress                           353
392
_________________________________________________________________
_____________
                                               $11,488
$10,828
Less accumulated depreciation                    6,658
6,036
_________________________________________________________________
_____________
 Property, plant and equipment - net           $ 4,830         $
4,792
_________________________________________________________________
_____________
Short-term debt

_________________________________________________________________
_____________
Commercial paper                               $   193         $
165
Long-term debt - current portion                    79
148
Other borrowings                                   425
426
_________________________________________________________________
_____________
  Total short-term debt                        $   697         $
739
_________________________________________________________________
_____________
Other current liabilities
_________________________________________________________________
_____________
Deposits - banking operations                  $   291         $
259
Other current liabilities                          795
798
_________________________________________________________________
_____________
  Total other current liabilities              $ 1,086         $
1,057
_________________________________________________________________
_____________
Other liabilities
_________________________________________________________________
_____________
Minority interest in subsidiaries              $   376         $
314
Nonpension postretirement benefits                 386
366
Other liabilities                                  845
748
_________________________________________________________________
_____________
 Total other liabilities                       $ 1,607         $
1,428
_________________________________________________________________
_____________

 The carrying amount of short-term debt approximates fair value.

 Deposits - banking operations - are primarily demand deposits and, as such, the carrying amount approximates fair value.

  Leases
Rental expense under operating  leases was $141 million in  1993,
$140 million
in 1992 and $141 million in 1991.
The  table below  sets  forth minimum  payments  under operating leases  with
noncancelable terms in excess of one year
as of year-end 1993.
_________________________________________________________________
______________

After
(Millions)                1994    1995    1996    1997    1998
1998   Total
_________________________________________________________________
______________
Minimum lease payments     $70     $53     $39     $21     $16
$88    $287
_________________________________________________________________
______________

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
_________________________________________________________________
_____________
(Millions)                                                1993
1992
_________________________________________________________________
_____________
ESOP debt guarantee, 8.13-8.27%,  due 1995-2004           $469
$490
Eurobond, 4.81%, due 1998                                  114
- - ---
Medium-term notes, due 1995                                 75
115
Other borrowings, due 1995-2025                            138
 82
_________________________________________________________________
_____________
  Total long-term debt                                    $796
$687
_________________________________________________________________
_____________

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






















































 Income Taxes
_________________________________________________________________
______________
Income Before Income Taxes
_________________________________________________________________
______________
(Millions)                                1993         1992
  1991
_________________________________________________________________
______________
U.S.                                    $1,390       $1,301
$1,136
International                              612          646
   741
_________________________________________________________________
______________
 Total                                  $2,002       $1,947
$1,877
_________________________________________________________________
______________
Provision for Income Taxes

_________________________________________________________________
______________
(Millions)                                1993         1992
  1991
_________________________________________________________________
______________
Currently payable
 Federal                                  $430         $371
  $396
 State                                      74           78
    74
 International                             292          339
   343
Deferred
 Federal                                   (66)         (63)
  (110)
 State                                      (5)          (6)
    (9)
 International                             (18)         (32)
    (3)
_________________________________________________________________
______________
 Total                                    $707         $687
  $691
_________________________________________________________________
______________
 Net deferred tax assets totaled $439 million ($293 million current) and net deferred tax liabilities totaled $98 million ($6 million current) at year-end
 1993. The major components of deferred taxes include benefit costs not currently deductible of $336 million and accelerated depreciation for tax purposes of $362 million.
 Income tax payments included in the Consolidated Statement of Cash Flows totaled $802 million in 1993, $743 million in 1992 and $867 million in 1991.
 For calendar year 1992, income tax payments were $714 million. At December 31, 1993, there were approximately $2.850 billion of retained
 earnings attributable to our international companies that are considered to be permanently invested. No provision has been made for taxes that might be payable if these earnings were remitted to the United States.
It is not
 practical to determine the amount of incremental tax that might arise should these earnings be remitted.

_________________________________________________________________
______________________
Reconciliation of Effective Income Tax Rate             1993
   1992        1991
_________________________________________________________________
______________________
Statutory U.S. tax rate                                35.0%
  34.0%        34.0%
State income taxes - net                                2.2
   2.5          2.3
International taxes                                     3.0
   4.4          4.7
All other - net                                        (4.9)
  (5.6)        (4.2)
_________________________________________________________________
______________________
 Effective worldwide tax rate                          35.3%
  35.3%        36.8%
_________________________________________________________________
______________________









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

_________________________________________________________________
___________________________________________

                ESOP
                                         Common     Retained
Cumulative       Unearned   Treasury
(Dollars in millions)                     Stock     Earnings
Translation   Compensation      Stock    Total
_________________________________________________________________
___________________________________________
Balance, December 31, 1990                 $296       $7,106
$ 175          $(530)   $  (937)   $6,110
Net income                                             1,154
                                   1,154
Dividends paid ($3.12 per share)                       (685)
                                   (685)
Reacquired stock (2,733,416 shares)
                          (240)    (240)
Issuances pursuant to stock option and
  benefit plans (2,040,372 shares)                      (39)
                           178       139
Amortization of unearned compensation
                 14                   14
Translation adjustments
(199)                              (199)
_________________________________________________________________
___________________________________________
Balance, December 31, 1991                 $296      $7,536
$ (24)         $(516)   $  (999)   $6,293
Net income                                            1,233
                                   1,233
Dividends paid ($3.20 per share)                       (701)
                                   (701)
Reacquired stock (2,561,689 shares)
                          (247)    (247)
Issuances pursuant to stock option and
  benefit plans (2,455,380 shares)                      (56)
                            233      177
Amortization of unearned compensation
                 18                   18
Translation adjustments
(174)                              (174)
_________________________________________________________________
___________________________________________
Balance, December 31, 1992                 $296      $8,012
$(198)         $(498)   $(1,013)   $6,599
Net income                                            1,263
                                   1,263
Dividends paid ($3.32 per share)                       (721)
                                   (721)
Reacquired stock (6,580,868 shares)
                          (706)    (706)
Issuances pursuant to stock option and
  benefit plans (2,286,137 shares)                      (54)
                           245       191
Amortization of unearned compensation
                 19                   19
Translation adjustments
(133)                              (133)
_________________________________________________________________
___________________________________________
Balance, December 31, 1993                 $296      $8,500
$(331)         $(479)   $(1,474)   $6,512
_________________________________________________________________
___________________________________________


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
_________________________________________________________________
___________________________________
                                                    Information,
                                        Industrial   Imaging and
   Life Eliminations    Total
(Millions)                            and Consumer    Electronic
Sciences    and Other  Company
_________________________________________________________________
____________________________________
Net Sales                       1993        $5,350        $4,520
 $4,132         $ 18  $14,020
                                1992         5,215         4,599
  4,026           43   13,883
                                1991         5,003         4,544
  3,748           45   13,340
_________________________________________________________________
____________________________________
Operating Income                1993           849           271
    846         (10)    1,956
                                1992<F1>       826           238
    926           4     1,994
                                1991           852           383
    769         (45)    1,959
_________________________________________________________________
____________________________________
Identifiable Assets<F2>         1993         3,776         3,460
  2,854         144    10,234
                                1992         3,734         3,264
  2,712         172     9,882
                                1991         3,592         3,414
  2,603         127     9,736
_________________________________________________________________
____________________________________
Depreciation                    1993           341           366
    249          20       976
                                1992<F3>       323           356
    238          33       950
                                1991           307           329
    224          24       884
_________________________________________________________________
____________________________________
Capital Expenditures            1993           399           388
    327          (2)    1,112
                                1992<F3>       437           444
    327          17     1,225
                                1991           462           477
    369          18     1,326
_________________________________________________________________
____________________________________

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
_________________________________________________________________
____________________________
                              United                 Asia
Other    Elimin-         Total
(Millions)                    States    Europe    Pacific
Areas<F1> ations       Company
_________________________________________________________________
____________________________
Net Sales to        1993      $7,126    $3,646     $2,154
$1,094                  $14,020
Customers           1992       6,922     4,068      1,847
1,046                   13,883
                    1991       6,738     3,889      1,718
995                   13,340
_________________________________________________________________
____________________________
Transfers           1993       1,393       172         28
146   $(1,739)           ---
Between             1992       1,273       176         31
119    (1,599)           ---
Geographic Areas    1991       1,135       156         37
105    (1,433)           ---
_________________________________________________________________
____________________________
Operating           1993         940       376        429
211                    1,956
Income              1992<F2>     945       489        368
192                    1,994
                    1991         802       618        362
177                    1,959
_________________________________________________________________
____________________________
Identifiable<F3>    1993       5,875     2,633      1,531
710      (515)        10,234
Assets              1992       5,634     2,824      1,333
660      (569)         9,882
                    1991       5,548     2,912      1,214
555      (493)         9,736
_________________________________________________________________
____________________________

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

_________________________________________________________________
________________________________________________________
Net Pension Cost                                          U.S.
Plan                               International Plans
_________________________________________________________________
________________________________________________________
(Millions)                                       1993
1992       1991               1993       1992         1991
_________________________________________________________________
________________________________________________________
Service cost (employee benefits
 earned during the year)                        $ 110        $
108      $  89              $  86      $73        $65
Interest cost on projected benefit
 obligation                                       276
252        228                 80         78         73
Return on assets - actual                       (430)
(221)      (602)              (185)       (73)      (112)
Net amortization and deferral                     154
(38)        347                112        (1)         45
_________________________________________________________________
________________________________________________________
Net pension cost                                $ 110        $
101      $  62              $  93      $77        $71
_________________________________________________________________
________________________________________________________
Assumptions:
 Discount rate at year-end                      7.25%
8.00%      8.00%              7.26%      7.91%      8.07%
 Rate of increase in compensation levels        5.00%
6.25%      6.25%              5.31%      6.40%      6.60%
 Long-term rate of return on assets             9.00%
9.00%      9.00%              7.64%      8.23%      8.44%
_________________________________________________________________
________________________________________________________

_________________________________________________________________
________________________________________________________
Funded Status of Pension Plans
U.S. Plan              International Plans
_________________________________________________________________
________________________________________________________
(Millions)
1993       1992               1993        1992
_________________________________________________________________
________________________________________________________
Actuarial present value of:
 Vested benefit obligation                                 $2,797
   $2,490              $  875        $790
 Non-vested benefit obligation                                435
      372                  65          58
_________________________________________________________________
________________________________________________________
 Accumulated benefit obligation                            $3,232
   $2,862              $  940        $848
_________________________________________________________________
________________________________________________________
 Projected benefit obligation                              $3,921
   $3,442              $1,279      $1,179
Plan assets at fair value                                   3,473
    3,141               1,207         996
_________________________________________________________________
________________________________________________________
Plan assets less than the projected
 benefit obligation                                        $
(448)    $ (301)             $  (72)      $(183)
Unrecognized net transition asset
(224)      (261)                 10          10
Other adjustments and unrecognized items                      492
      435                 (16)         80
Accrued pension expense recognized in
the Consolidated Balance Sheet                             $
(180)    $ (127)             $  (78)       $(93)
_________________________________________________________________
________________________________________________________


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

Net Periodic Postretirement Benefit Cost
_________________________________________________________________
_____________
(Millions)                                                   1993
      1992
_________________________________________________________________
_____________
Service cost                                                 $ 23
      $ 21
Interest cost                                                  53
        49
Return on plan assets - actual
(23)        (20)
Net amortization and deferral                                   1
       ---
_________________________________________________________________
_____________
 Total                                                       $ 54
      $ 50
_________________________________________________________________
_____________

Funded Status of Postretirement Benefits Plan
_________________________________________________________________
_____________
(Millions)                                                   1993
      1992
_________________________________________________________________
_____________
Fair value of plan assets                                    $335
      $314
_________________________________________________________________
_____________
Accumulated postretirement
 benefit obligation:
      Retirees                                                248
       193
      Fully eligible active plan participants                 153
       139
      Other active plan participants                          378
       348
_________________________________________________________________
_____________
 Benefit obligation                                           779
       680
_________________________________________________________________
_____________
Plan assets less benefit obligation
(444)       (366)
Adjustments and unrecognized items                             58
       ---
Accrued postretirement expense recognized in the
Consolidated Balance Sheet                                 $(386)
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

                                                       Shares
Price Range
_________________________________________________________________
_____________
Under Option-
 January 1, 1993                                      223,179
$66.94-88.30
  Granted                                             818,005
83.57-96.59
  Exercised                                          (777,102)
66.94-96.59
  Cancelled                                           (27,633)
66.94-96.59
_________________________________________________________________
_____________
Under Option-
 December 31, 1993                                    236,449
$73.90-96.59
_________________________________________________________________
_____________
Shares available for grant-
 December 31, 1993                                  8,803,215
_________________________________________________________________
_____________

  Management Stock Ownership Program
Management stock options are granted at market value at the date of grant. At
December 31, 1993, there were 4,238 participants in the plan.
All outstanding
options expire between May 1994 and May 2003.

                                                       Shares
Price Range
_________________________________________________________________
_____________
Under Option-
 January 1, 1993                                    9,400,910
$38.73-103.60
  Granted                                           2,138,014
97.85-116.15
  Exercised                                        (1,361,733)
38.73-103.60
  Cancelled                                           (85,844)
38.73-113.25
_________________________________________________________________
_____________
Under Option-
 December 31, 1993                                 10,091,347
$38.73-116.15
_________________________________________________________________
_____________
Options Exercisable-
 December 31, 1993                                  8,133,231
$38.73-115.45
_________________________________________________________________
_____________
 Shares available for grant-
  December 31, 1993                                10,869,705
_________________________________________________________________
_____________

  Quarterly Data (Unaudited)
_________________________________________________________________
__________
(Millions, except
 per-share data)            First    Second      Third    Fourth
    Year
_________________________________________________________________
_________
Net Sales
1993                      $3,517    $3,540     $3,481    $3,482
$14,020
1992                       3,438     3,519      3,551     3,375
 13,883
_________________________________________________________________
_________
Cost of Goods Sold
1993                      $2,112    $2,131     $2,167    $2,119
 $8,529
1992                       2,058     2,115      2,134     2,039
  8,346
_________________________________________________________________
_________
Income Before Cumulative Effect of Accounting Changes
1993                        $330      $331       $316      $286
 $1,263
1992                         306       317        324
289<F1>  1,236<F1>
 Per Share
1993                       $1.51     $1.51      $1.47     $1.33
  $5.82
1992                        1.40      1.45       1.48
1.32<F1>   5.65<F1>
_________________________________________________________________
_________
Net Income
1993                        $330      $331       $316      $286
 $1,263
1992                         303       317        324
289<F1>  1,233<F1>
 Per Share
1993                       $1.51     $1.51      $1.47     $1.33
  $5.82
1992                        1.38      1.45       1.48
1.32<F1>   5.63<F1>
_________________________________________________________________
_________
 Stock Price Comparisons (New York Stock Exchange Composite
Transactions)
1993 High                $111.75   $117.00    $111.25   $113.50
$117.00
     Low                   97.25    104.88     102.25    101.50
  97.25
1992 High                  98.75     97.38     103.75    107.00
 107.00
     Low                   87.38     85.50      95.75     97.00
  85.50
_________________________________________________________________
_________
[FN]
<F1> 1 Includes a legal settlement and special charges, which together
     added $9 million, or 4 cents a share, to net income.




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



_________________________________________________________________
________

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

[TEXT]


SCHEDULE X

             SUPPLEMENTARY INCOME STATEMENT INFORMATION
COLUMN A                                             COLUMN B
_________________________________________________________________
____
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