Form 10-K/A
period 1993-12-31
MINNESOTA MINING & MANUFACTURING CO
filed 1994-03-11
CIK 66740

The Minnesota Mining and Manufacturing Company (3M) Form 10-K filed on March 7, 1994 via EDGAR has been amended (Form 10K/A). As required, the entire Item 8 is included in its entirety.

The following was added at the end of Item 8:

Legal Procedings:
Discussion of the legal matters is cross referenced to Form 10-K Item 3, Legal Proceedings, and should be considered an intergral part of the Financial Statements and Notes.






                                  UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-K/A

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


Legal Procedings:
Discussion of the legal matters is cross referenced to Form 10-K Item 3, Legal Proceedings, and should be considered an intergral part of the Financial Statements and Notes.

                           SIGNATURES

 Pursuant to the requirements of Section 13 of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

              MINNESOTA MINING AND MANUFACTURING COMPANY



                  By /s/Giulio Agostini
                     Giulio Agostini, Senior Vice President - Finance and Office Administration
                     Principal Financial and Accounting Officer
                     March 11, 1994

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 11, 1994.

Signature               Title

LIVIO D. DeSIMONE       Chairman of the Board and
                        Chief Executive Officer, Director

LAWRENCE E. EATON       Director
HARRY A. HAMMERLY       Director
ALLEN F. JACOBSON       Director
RONALD A. MITSCH        Director
ALLEN E. MURRAY         Director
AULANA L. PETERS        Director
ROZANNE L. RIDGWAY      Director
JERRY E. ROBERTSON      Director
FRANK SHRONTZ           Director
F. ALAN SMITH           Director
LOUIS W. SULLIVAN       Director


Arlo D. Levi, by signing his name hereto, does hereby sign this document pursuant to powers of attorney duly executed by the other persons named, filed with the Securities and Exchange Commission on behalf of such other persons, all in the capacities and on the date stated, such persons constituting a majority of the directors of the company.


                          By /s/Arlo D. Levi
                             Arlo D. Levi, Attorney-in-Fact