Form 10-K/A
period 1993-12-31
MINNESOTA MINING & MANUFACTURING CO
filed 1994-03-11
CIK 66740

The Minnesota Mining and Manufacturing Company (3M) Form 10-K filed on
March 7, 1994 via EDGAR has been amended (Form 10K/A). As required, the entire Item 8 is included in its entirety.

The following was added at the end of Item 8:

Legal Procedings:
Discussion of the legal matters is cross referenced to Form 10-K
Item 3,
Legal Proceedings, and should be considered an integral part of the
Financial Statements and Notes.







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


Legal Procedings:
Discussion of the legal matters is cross referenced to Form 10-K
Item 3,
Legal Proceedings, and should be considered an integral part of the
Financial Statements and Notes.

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