Form 10-Q
period 1994-03-31
MINNESOTA MINING & MANUFACTURING CO
filed 1994-05-06
CIK 66740

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549





                               FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter ended March 31, 1994                Commission file
number: 1-3285



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

On March 31, 1994, there were 423,572,792 shares of the Registrant's common stock outstanding.

                       This document contains 16 pages.
                 MINNESOTA MINING AND MANUFACTURING COMPANY
                             AND SUBSIDIARIES

                     PART I. FINANCIAL INFORMATION

                   CONSOLIDATED STATEMENT OF INCOME
             (Amounts in millions, except per-share data)
                            (Unaudited)

                          Three months ended
                               March 31
                             1994      1993
      Net Sales             $3,632     $3,517

      Operating Expenses
       Cost of goods sold    2,168      2,112
       Selling, general
        and administrative
        expenses               915        875

          Total              3,083      2,987

      Operating Income         549        530

      Other Income and Expense
       Interest expense         17         11
       Investment and other
        income - net            (5)        (9)
       Implant litigation
        - net                   35          -


           Total                47          2

      Income Before
       Income Taxes
       and Minority Interest   502        528

      Provision For
       Income Taxes            181        188

      Minority Interest         15         10

      Net Income             $ 306      $ 330

      Average Number of Common
       Shares Outstanding    426.7      437.7


      Earnings Per Share     $ .72      $ .75

      Cash dividends declared
       and paid per share   $ .440     $ .415



Share and per-share data reflect the two-for-one stock split effective March 15, 1994.

The Notes to Financial Statements are an integral part of this statement.

         MINNESOTA MINING AND MANUFACTURING COMPANY
                        AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEET
                       (Dollars in millions)

                                                March 31,
                                                  1994
December 31,
   ASSETS                                      (Unaudited)
1993
   Current Assets
    Cash and cash equivalents                    $  390        $
274
    Other securities                                356
382
    Accounts receivable - net                     2,795
2,610
    Inventories
      Finished goods                              1,269
1,246
      Work in process                               635
604
      Raw materials and supplies                    572
551
       Total inventories                          2,476
2,401
    Other current assets                            746
696
         Total current assets                     6,763
6,363

   Investments                                      476
455

   Property, Plant and Equipment                 11,801
11,488
    Less accumulated depreciation                (6,913)
(6,658)
      Property, plant and equipment - net         4,888
4,830

   Other Assets                                     897
549

         Total                                  $13,024
$12,197




   LIABILITIES AND STOCKHOLDERS' EQUITY
   Current Liabilities
    Accounts payable                             $  882        $
878
    Income taxes                                    233
290
    Short-term debt                               1,138
697
    Other current liabilities                     1,408
1,417
         Total current liabilities                3,661
3,282

   Other Liabilities                              2,168
1,607

   Long-term Debt                                   811
796

   Stockholders' Equity
    Common stock, no par, 472,016,528
      shares issued                                 296
296
    Retained earnings                             8,602
8,500
    Unearned compensation - ESOP                   (474)
(479)
    Cumulative translation - net                   (251)
(331)
    Net unrealized loss - debt & equity securities   (5)
 -
    Less cost of treasury stock -
      March 31, 1994,   48,443,736 shares;
      December 31, 1993, 42,537,890 shares       (1,784)
(1,474)
       Stockholders' Equity - net                 6,384
6,512

         Total                                  $13,024
$12,197

Share data reflect the two-for-one stock split effective March
15, 1994.

The Notes to Financial Statements are an integral part of this statement.


              MINNESOTA MINING AND MANUFACTURING COMPANY
                         AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF CASH FLOWS
                      (Dollars in millions)
                           (Unaudited)


                                                  Three months
ended
                                                       March 31

                                                     1994    1993


CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                         $ 306   $ 330

 Adjustments to reconcile net income
  to net cash provided by operating activities:
  Depreciation and amortization                       265     253

  Working capital and other changes                  (135)
(62)
Net cash provided by operating activities             436     521


CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                (243)
(253)
 Proceeds from sale of property, plant and equipment   11      19

 Other                                                (23)
(4)
Net cash used in investing activities                (255)
(238)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net change in short-term debt                        392
(102)
 Repayment of long-term debt                          (49)
(25)
 Proceeds from long-term debt                         101       5

 Purchases of treasury stock                         (366)
(115)
 Reissuances of treasury stock                         40      62
 Payment of dividends                                (188)
(182)
Net cash used in financing activities                 (70)
(357)

Effect of exchange rate changes on cash                 5       1

Net increase (decrease) in cash and
 cash equivalents                                     116
(73)

Cash and cash equivalents at beginning of year        274     382


Cash and cash equivalents at end of period          $ 390   $ 309



The Notes to Financial Statements are an integral part of this statement.


          MINNESOTA MINING AND MANUFACTURING COMPANY
                AND SUBSIDIARIES

             NOTES TO FINANCIAL STATEMENTS
                  (Unaudited)

   The interim financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of financial position, results of operations and cash flows for such periods. These adjustments consist of normal, recurring items.
The
   results of operations for any interim period are not necessarily indicative of results for the full year. The condensed consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the company's annual consolidated financial statements and notes.  This Form
10-Q
   should be read in conjunction with the company's consolidated financial statements and notes included in the 1993 Annual
Report on
   Form 10-K.

   The share and per-share data contained in this Form 10-Q reflect the two-for-one common stock split effective March 15, 1994.

   Effective January 1, 1994, the company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity
Securities."
   This adoption will have no impact on the company's results of operations. The unrealized gains and losses for available-for-sale
   debt and equity securities are separately disclosed as a component of stockholders' equity. The following accounting policies are updated from the 1993 Form 10-K as follows:

       OTHER SECURITIES: Other securities consist of marketable securities and interest-bearing bank deposits with varied maturity
   dates. These securities are employed in the company's banking, captive insurance and cash management operations. Other securities classified as available-for-sale are reported at fair value and held-
   to-maturity securities are reported at amortized cost.

     INVESTMENTS: Investments primarily include assets from captive insurance and banking operations and from venture capital investments.
   Investments classified as available-for-sale are reported at fair value and held-to-maturity investments are reported at
   amortized cost. Other investments are stated at cost, which approximates fair value.

   Also effective January 1, 1994, the company adopted FASB Interpretation Number (FIN) 39 which requires gross reporting for
   environmental and other liabilities, and any related insurance receivable assets. The presentation of liabilities net of claims for recovery is no longer appropriate. The impact of this adoption was to increase primarily "Other Assets" and "Other Liabilities" from year-
   end 1993 balances.

   The earnings for the quarter were negatively impacted by a previously announced net pre-tax charge of $35 million relating to mammary implant litigation. This charge reflected the company's participation in the multi-billion dollar global settlement, other mammary implant litigation, and probable insurance recoveries. The company in the first quarter of 1994 accrued a liability having a net present value of $308 million to cover probable liabilities and expenses and also recorded a receivable, primarily on the "Other Assets" line of the
   Consolidated Balance Sheet, having a nominal value of $273 million for probable insurance recoveries. The result of these accounting entries was a net pre-tax charge to first quarter 1994 earnings of $35 million
   ($22 million after taxes, or 5 cents per share). See Part II,
Item 1,
   Legal Proceedings, for additional information on this topic.

   On March 29, 1994, the company issued a $100 million medium-term note at the 5-year treasury rate plus 25 basis points (6.25%), and put it on a cancelable swap to average LIBOR floating. On an all-in basis, the rate will average LIBOR less 27 basis points for two years, or for five years if the swap is not canceled. If the swap is canceled, the company will pay 6.18 percent fixed for the final three years.


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


               MINNESOTA MINING AND MANUFACTURING COMPANY
                         AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

   All share and per-share data reflect the two-for-one stock split effective March 15, 1994.

   Worldwide sales for the first quarter totaled $3.632 billion, an increase of 3.2 percent from $3.517 billion in the first quarter last year. Net income decreased 7.3 percent to $306 million, or $.72 per share, compared with $330 million, or $.75 per share, in the same quarter last year.

   Worldwide selling prices declined about 2 percent compared to the first quarter of 1993. U.S. prices declined about 3 percent, while international prices declined about 2 percent. These price declines were mainly because of competition in the Memory Technologies
Group.
   Currency translation decreased worldwide sales by about 1 percent.

   In the United States, the company's unit sales rose about 7 percent compared with the first quarter last year. The Information, Imaging and Electronic Sector led U.S. volume growth with strong gains in its memory technologies and electro-telecommunications businesses.
The
   Industrial and Consumer Sector had solid gains in its abrasives, tape, automotive repair and specialty chemical businesses. Volume also increased in the Life Sciences Sector with solid growth in the traffic and personal safety businesses.

   Internationally, unit volume increased about 5 percent.
Volume rose
   about 3 percent in Europe with increases in the United
Kingdom, Spain
   and France partially offset by declines in Germany and Italy.
In the
   Asia Pacific area, volume was up about 9 percent. Volume in Japan was up only 3 percent, but volume growth in the rest of Asia was up more than 20 percent. In Latin America, volume was up about 13 percent, continuing a series of solid gains there. Africa also reported a strong volume gain, while Canada showed a slight volume decrease.

   Cost of goods sold, which includes manufacturing, research and development, and engineering, was 59.7 percent of sales, down three-
   tenths of a percentage point from the first quarter last year.
Gross
   margins were 40.3 percent, the highest in 11 quarters. While gross margins were helped by our 6 percent worldwide volume gain, cost control efforts also helped. Worldwide employment was down nearly
   1,400 from the first quarter last year, with a large portion of this decline in the manufacturing area. The reduction had a positive effect of seven-tenths of a percentage point on cost of goods sold.
   Other benefits included lower raw material costs, and research and development costs which were two-tenths of a percentage point lower than the first quarter of 1993. These benefits were partially offset by lower selling prices and the negative effects of currency.

   Selling, general, and administrative spending of $915 million was 25.2 percent of sales. This was an increase of three-tenths of a percentage point from a year ago, but the same as the 1993 total year
   average.  All of this increase was in International
Operations. This
   increase was due to investments which support the continued rapid growth in China and other developing parts of Asia, and cost increases in Europe. The increases in Europe, while not all that high, did outpace Europe's modest growth in sales.

   Worldwide operating income was $549 million in the first quarter, up
   3.6 percent from the same quarter last year.

   U.S. operating income was up about 13 percent and operating margins improved by a full percentage point. The U.S. was helped by higher unit sales volume, lower employment levels and lower raw material costs.  All three business sectors contributed to this U.S.
operating
   income increase.

   International operating income declined about 3 percent and margins were down about a full percentage point from the same quarter last year, but were almost two points higher than 1993 as a whole. Excluding currency, international operating income was roughly the
   same as in the first quarter last year. This was a respectable performance given the modest volume growth in Europe and Japan, and the fact that international had a strong profit quarter last year.

   Interest expense of $17 million in the first quarter of 1994 was
   $6 million higher than in the same quarter last year. This increase was largely due to a planned increase in debt. Investment and other income showed a slight reduction of $4 million from the first quarter last year.

   As discussed in the Notes to Financial Statements, mammary implant litigation resulted in a net pre-tax charge of $35 million.
Although
   there can be no certainty that the company may not ultimately incur charges in excess of presently established reserves, the company believes that such additional charges, if any, will not pose a material risk to the financial position of the company or its results
   of operations.

   The first-quarter 1994 worldwide effective tax rate was 36.0 percent, up five-tenths of a point from the first-quarter rate last year and up seven-tenths of a point from the rate for 1993 overall. The higher tax rate in 1994 is due to a lower level of foreign tax credits and the impact of the 1993 U.S. statutory tax rate increase of 1 percent, which was partially offset in 1993 by the accounting benefit of revaluing deferred tax assets at the higher rate.

   The company estimates that changes in the value of the U.S.
dollar
   reduced net income by $10 million, or 2 cents per share, in the first quarter compared to the corresponding quarter of 1993. This estimate includes the effect of translating sales and profits from local currencies into U.S. dollars, the costs in local currencies of transferring goods between the parent company in the United
States and
   international companies, and transaction gains and losses in countries not considered to be highly inflationary.



                   ****

   Looking ahead, the company continues to monitor worldwide economies, particularly the recessions in Europe and Japan where it has significant operations. While there are signs that the economies
   there may be improving, the company is not counting on a significant upturn this year. The company expects continued solid profit growth in the United States, despite ongoing price competition.

   The stronger dollar is expected to continue to hamper earnings growth.
   The company estimates that currency effects, based on levels at the end of March, could reduce full-year 1994 earnings compared to 1993 by an estimated 5 cents per share, mainly in the first half of 1994.

   Assuming that overall economic conditions are in line with the company's expectations and that currency values remain relatively
   stable, the company anticipates a reasonable increase in earnings for the full year of 1994 compared to 1993.

   Volume growth, productivity improvements and favorable raw material prices should benefit full-year 1994 results. Investment in research and development will continue in order to help the company meet its goal of 30 percent of sales coming from products introduced in the last four years. The company continues to aggressively explore cost-
   reduction and rationalization opportunities around the world in addition to its continuing emphasis on management of SG&A spending.
   The company has reduced worldwide employment by about 4,000, or nearly
   5 percent, since the end of 1990. The company is aiming for a reduction compared to 1990 of 5,000 people by the end of 1995 and may
   attain this goal earlier.


   FINANCIAL CONDITION AND LIQUIDITY
   The company's financial condition and liquidity remain strong.


   Working capital increased $21 million to $3.102 billion from
$3.081
   billion as of December 31, 1993. The accounts receivable average days sales outstanding was 63 days, an improvement from 66 days at year-end. The company's key inventory index, which represents the
   number of months of inventory, was 4.0 months, unchanged from year-
   end.  The company's current ratio was 1.8, down slightly from
1.9 at
   year end.

   The adoption of FIN 39 and the mammary implant litigation
(refer to
   the Notes to Financial Statements) were the primary contributors to the increase in the "Other Assets" and "Other Liabilities" components of the Consolidated Balance Sheet.

   Total debt increased $456 million from year-end 1993 to $1.949 billion. As of March 31, 1994, total debt was 31 percent of stockholders' equity, compared to 23 percent at year-end 1993.
The
   company believes this additional financial leverage is desirable.
   Total debt, net of cash and securities, was still less than 20 percent of stockholders' equity. The company's borrowings continue to maintain AAA long-term ratings.

   Return on average stockholders' equity for the quarter was
19.0
   percent, down slightly from 19.8 percent a year earlier, but near the company's goal of 20 to 25 percent. Return on capital employed for the quarter was 20.5 percent, down from 21.0 percent in the comparable
   1993 period. The company's goal is 27 percent or better.

   Net cash provided by operating activities totaled $436 million in the first three months of the year, down $85 million from the same period last year. This decrease was mainly due to higher working capital requirements. Net income was negatively impacted by the $22 million non-cash charge relating to mammary implant litigation. This litigation could result in timing differences in the cash flows of
   future periods. The company believes that these differences, if any, will not pose a material risk to the financial position of the company.

   Cash used in investing activities was $255 million, up $17 million
   from the same period last year. Capital expenditures for the first
   three months of 1994 were $243 million, a decrease of about 4 percent
   compared with the same period last year.  The company expects
1994
   capital spending to be flat or less than 1993 levels.

   Financing activities in both short-term and long-term debt provided net cash inflows of $444 million, compared to outflows in the same period last year of $122 million. Treasury stock repurchases were
   $366 million, compared to repurchases in the same period last year of
   $115 million.

   For the first three months of this year the company
repurchased about
   7.0 million shares of treasury stock, compared to 2.2 million shares
   in the same period last year. The Board of Directors
authorized the
   repurchase of up to 24 million shares of 3M common stock
between
   February 14, 1994, and February 10, 1995.  Of this number,
19.8
   million shares remained authorized for repurchase as of March
31,
   1994. Stock repurchases are made to support employee stock purchase plans and for other corporate purposes.

   Dividends paid increased 3.4 percent to $188 million in the first three months of this year compared to the same period last year. The dividend payout ratio increased to 61.4 percent in the first three months from 57.1 percent for the entire year in 1993.

   The company expects cash generated by normal operations will support its growth. With its AAA long-term ratings on its debt, the company has sufficient borrowing capacity to supplement cash flows
   from operations. 3M maintains a shelf registration with the Securities and Exchange Commission that provides the means to offer
   medium-term notes not to exceed $601 million. As of March 31, 1994,
   $402 million was available for future financial needs.

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

          Some of these actions raise difficult and complex factual and legal issues and are subject to many uncertainties, including, but not limited to, the facts and circumstances of each particular action, the jurisdiction and forum in which each action is proceeding, and differences in applicable law. Accordingly, the company is not always able to estimate the nature and precise amount of future liabilities with respect to such matters.

          Mammary Implant Litigation
          As of March 31, 1994, the company had been named as a defendant, often with multiple co-defendants, in 4,077 claims and lawsuits in various courts, all seeking damages for personal injuries from allegedly defective breast implants. These claims and lawsuits purport to represent 10,832 individual claimants. These claims and lawsuits are generally in very preliminary stages, and it is not yet certain how many of these lawsuits and claims involve products manufactured and sold by the company, as opposed to other manufacturers. The company entered the business in 1977 by purchasing McGhan Medical and then sold that business in 1984.

          Discussions regarding a "global settlement" in the amount of $4.75 billion have been ongoing during the last several months, first with the facilitation of a panel of federal judges acting as mediators and later directly with a plaintiffs' negotiating committee. The company had been a participant in the mediation efforts. On February 14, 1994, Dow Corning, Bristol-Myers Squibb, and Baxter Healthcare Corp. announced an agreement with the plaintiffs' negotiating committee on financial terms for their participation in the global settlement. Since the February announcement by the three settling defendants, discussions have continued with regard to additional funding by other defendants, including the company, for the $4.75 billion global settlement.

          On April 8, 1994, the company and other defendants concluded their own provisional agreements with the plaintiffs' negotiating committee regarding their contributions to the settlement fund previously described. The company has agreed that its maximum commitment of $325 million will be paid into a court-administered fund within 3 years from the date that the final order ratifying the global settlement is entered and after appeals, if any, have been exhausted. The company has the unilateral right to withdraw from the agreement should there be an unacceptable level of individual plaintiffs and claimants electing to remove themselves from the settlement ("opt-outs"). The global settlement is generally subject to a series of court proceedings, including a court review of its fairness, and the opportunity for individual opt-outs. The company will not be required to make any payments until the opt-outs are determined.

          The company in the first quarter of 1994 accrued a liability having a net present value of $308 million to cover probable liabilities and expenses and also recorded a receivable having a nominal value of $273 million for probable insurance recoveries. The result of these accounting entries was a net pre-tax charge to first quarter 1994 earnings of $35 million ($22 million after taxes). Based on the amounts of and the timing of the payment obligations under the settlement, its current estimates of potential liabilities and expenses that may not be covered by the settlement, and the amount and time of receipt of insurance proceeds, the company believes that this accrual and recovery is the probable and estimable impact of the mammary implant claims and lawsuits. No insurers have denied coverage, and the insurance recovery reflected here represents the amount that the company considers appropriate to record as recoverable at this time.

          Although there can be no certainty that the company may not ultimately incur charges in excess of presently established reserves, the company believes that such additional charges, if any, will not pose a material risk to the financial position of the company or its results of operations.


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

          (b) Reports on Form 8-K:

             The company filed three reports on Form 8-K that relate to events occurring during the first quarter of 1994.

             February 14, 1994: Item 5, Other Events, reporting that the Board of Directors of the company approved a split of the issued shares of common stock two-for-one, with such additional shares of common stock to be distributed on or about April 8, 1994, to holders of record at the close of business on March 15, 1994.

             March 9, 1994: Item 5, Other Events, reporting a
             Houston, Texas, jury found against 3M and two other companies in a mammary implant suit.

             April 8, 1994: Item 5, Other Events, Mammary
             Implant Litigation, reporting that the company and other defendants concluded their own provisional agreement with the plaintiffs' negotiating committee regarding their contributions to the settlement fund. The company in the first quarter of 1994 accrued a liability and receivable, the result of which was a net pre-tax charge to first quarter earnings of $35 million.

   None of the other items contained in Part II of Form 10-Q is applicable to the company for the quarter ended March 31,
1994.




   |Coopers              |certified public accountants
   |&Lybrand             |


            REPORT OF INDEPENDENT ACCOUNTANTS


   To the Stockholders of Minnesota Mining and Manufacturing
   Company:

   We have reviewed the accompanying condensed consolidated balance sheet of Minnesota Mining and Manufacturing Company and subsidiaries as of
   March 31, 1994, and the related condensed consolidated statements of income and cash flows for the three-month periods ended March
31, 1994
   and 1993. These financial statements are the responsibility of the company's management.

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

   We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31,
   1993, and the related consolidated statements of income and cash flows for the year then ended (not presented herein); and in our report dated February 14, 1994, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1993 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


/s/COOPERS & LYBRAND

COOPERS & LYBRAND

   St. Paul, Minnesota
   April 27, 1994



                          SIGNATURE


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                   MINNESOTA MINING  AND MANUFACTURING
   COMPANY
                         (Registrant)



   Date:   May 6, 1994




                 /s/ Giulio Agostini
                 Giulio Agostini, Senior Vice President,
                 Finance and Office Administration

                (Mr. Agostini is the Principal Financial and Accounting Officer and has been duly authorized to sign on behalf of the registrant.)