Form 10-Q
period 1994-06-30
MINNESOTA MINING & MANUFACTURING CO
filed 1994-08-11
CIK 66740

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                      For Quarter ended June 30, 1994
                      Commission file number: 1-3285


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


         On June 30, 1994, there were 422,518,064 shares of the Registrant's common stock outstanding.

                         This document contains 20 pages.



                    MINNESOTA MINING AND MANUFACTURING COMPANY
                                 AND SUBSIDIARIES

                          PART I.  FINANCIAL INFORMATION

                         CONSOLIDATED STATEMENT OF INCOME
                   (Amounts in millions, except per-share data)
                                   (Unaudited)

                               Three months ended         Six months ended
                                      June 30                   June 30
                                  1994      1993            1994      1993
Net Sales                       $3,772    $3,540          $7,404    $7,057

Operating Expenses
  Cost of goods sold             2,247     2,131           4,415     4,243
  Selling, general and
    administrative expenses        955       893           1,870     1,768
       	 Total                   3,202     3,024           6,285     6,011

Operating Income                   570       516           1,119     1,046

Other Income and Expense
  Interest expense                  21        15              38        26
  Investment and other
    income - net                   (11)      (21)            (16)      (30)
  Implant litigation - net          --        --              35        --
       	 Total                      10        (6)             57        (4)

Income Before Income Taxes
  and Minority Interest            560        522          1,062     1,050

Provision for Income Taxes         201        184            382       372

Minority Interest                   16          7             31        17

Net Income                      $  343     $  331        $   649   $   661

Average Number of Common
  Shares Outstanding             422.9      436.4          425.0     436.9

Earnings Per Share              $  .81     $  .76        $  1.53   $  1.51

Cash dividends declared
  and paid per share            $ .440     $ .415        $  .880   $  .830

Share and per-share data reflect the two-for-one stock split effective March 15, 1994.

The Notes to Financial Statements are an integral part of this statement.



                MINNESOTA MINING AND MANUFACTURING COMPANY
                             AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET
                           (Dollars in millions)
                                                June 30,
ASSETS                                             1994      December 31,
Current Assets                                (Unaudited)         1993
   Cash and cash equivalents                     $   309         $   274
   Other securities                                  170             382
   Accounts receivable - net                       2,976           2,610
   Inventories
      Finished goods                               1,380           1,246
      Work in process                                653             604
      Raw materials and supplies                     545             551
         Total inventories                         2,578           2,401
   Other current assets                              769             696
            Total current assets                   6,802           6,363

Investments                                          507             455
Property, Plant and Equipment                     12,158          11,488
   Less accumulated depreciation                  (7,197)         (6,658)
      Property, plant and equipment - net          4,961           4,830
Other Assets                                         894             549
       	    Total                                $13,164         $12,197

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts payable                              $   905         $   878
   Income taxes                                      184             290
   Short-term debt                                   852             697
   Other current liabilities                       1,471           1,417
       	    Total current liabilities              3,412           3,282

Other Liabilities                                  2,233           1,607

Long-term Debt                                       951             796

Stockholders' Equity
   Common stock, no par, 472,016,528
      shares issued                                  296             296
   Retained earnings                               8,746           8,500
   Unearned compensation - ESOP                     (469)           (479)
   Cumulative translation - net                     (164)           (331)
   Net unrealized loss - debt & equity securities     (8)            ---
   Less cost of treasury stock -
      June 30, 1994,      49,498,464 shares;
      December 31, 1993,  42,537,890 shares       (1,833)         (1,474)
       	 Stockholders' Equity - net                6,568           6,512
            Total                                $13,164         $12,197

Share data reflect the two-for-one stock split effective March 15, 1994. The Notes to Financial Statements are an integral part of this statement.



                  MINNESOTA MINING AND MANUFACTURING COMPANY
                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in millions)
                                  (Unaudited)


                                                      Six months ended
                                                          June 30
                                                      1994        1993

Cash Flows from Operating Activities:
   Net income                                       $  649      $  661
   Adjustments to reconcile net income
     to net cash provided by operating activities:
     Depreciation and amortization                     535         517
     Working capital and other changes                (335)       (190)
Net cash provided by operating activities              849         988

Cash Flows from Investing Activities:
   Capital expenditures                               (501)       (521)
   Proceeds from sale of property, plant and equipment  24          36
   Other                                               (31)         (2)
Net cash used in investing activities                 (508)       (487)

Cash Flows from Financing Activities:
   Net change in short-term debt                       185         135
   Repayment of long-term debt                         (52)        (96)
   Proceeds from long-term debt                        302          54
   Purchases of treasury stock                        (458)       (383)
   Reissuances of treasury stock                        70         114
   Payment of dividends                               (374)       (364)
Net cash used in financing activities                 (327)       (540)

Effect of exchange rate changes on cash                 21         (14)
Net increase (decrease) in cash and
   cash equivalents                                     35         (53)

Cash and cash equivalents at beginning of year         274         382
Cash and cash equivalents at end of period          $  309      $  329

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

  Other Securities: Other securities consist of marketable securities and interest-bearing bank deposits with varied maturity dates. These securities are employed in the company's banking, captive insurance and cash management operations. Other securities classified as available-for-sale are reported at fair value and held-to-maturity securities are reported at amortized cost.

  Investments: Investments primarily include assets from captive insurance and banking operations and from venture capital investments. Investments classified as available-for-sale are reported at fair value and held-to-maturity investments are reported at amortized cost. Other investments are stated at cost, which approximates fair value.

Also effective January 1, 1994, the company adopted FASB Interpretation Number (FIN) 39 which requires gross reporting for environmental and other liabilities, and any related insurance receivable assets. The presentation of liabilities net of claims for recovery is no longer appropriate. The impact of this adoption was to increase primarily "Other Assets" and "Other Liabilities" from year-end 1993 balances.






Earnings for the first six months ended June 30, 1994, were negatively impacted by a first quarter net pre-tax charge of $35 million related to mammary implant litigation. This charge reflected the company's participation in the multi-billion dollar global settlement, other mammary implant litigation, and probable insurance recoveries. The company in the first quarter of 1994 accrued a liability having a net present value of $308 million to cover probable liabilities and expenses, and also recorded a receivable, primarily on the "Other Assets" line of the Consolidated Balance Sheet, having a nominal value of $273 million, for probable insurance recoveries. The result of these accounting actions was a net pre-tax charge to first quarter 1994 earnings of $35 million ($22 million after taxes, or 5 cents per share). See Part II, Item 1, Legal Proceedings, for additional information on this topic.

On June 16, 1994, the company issued a three-year, $200 million 6.375%
Euronote.   This was swapped to yield an all-in cost of 6-month average
LIBOR less 36.5 basis points. On March 29, 1994, the company issued a $100 million medium-term note at the 5-year treasury rate plus 25 basis points (6.25%), and put it on a cancelable swap to average LIBOR floating. On an all-in basis, the rate will average LIBOR less 27 basis points for two years, or for five years, if the swap is not canceled. If the swap is canceled, the company will pay 6.18 percent fixed for the final three years.

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



                MINNESOTA MINING AND MANUFACTURING COMPANY
                             AND SUBSIDIARIES

                Management's Discussion and Analysis of
              Financial Condition and Results of Operations

RESULTS OF OPERATIONS

This Quarter
All share and per-share data reflect the two-for-one stock split effective March 15, 1994.

Worldwide sales for the second quarter totaled $3.772 billion, an increase of 6.6 percent from $3.540 billion in the second quarter last year. Net income increased 3.7 percent to $343 million, or $.81 per share, compared with $331 million, or $.76 per share, in the same quarter last year. Worldwide unit sales rose about 9 percent.

In the United States, the company's unit sales rose about 7 percent compared with the second quarter last year, with all three sectors showing higher growth. The Information, Imaging and Electronic Sector had strong gains in its memory technologies and electro-telecommunications businesses. Life Sciences Sector volume increased with solid growth in its traffic and personal safety businesses, in addition to good gains in its health care businesses. The Industrial and Consumer Sector posted good volume gains in its tapes, abrasives, specialty chemicals, office supplies and consumer products businesses.

Internationally, unit volume increased about 10 percent, with all three sectors showing higher growth. Volume rose about 8 percent in Europe with double-digit increases in France, Spain, the Netherlands and in the Nordic region. Volume also increased in Italy and Germany. In the Asia Pacific area, volume was up about 11 percent. Volume in Japan was up about 4 percent, while volume growth in the rest of Asia rose nearly 30 percent. In Latin America, volume was up more than 25 percent. Canada and Africa also reported good volume gains.

Worldwide selling prices declined about 2 percent compared to the second quarter of 1993, mainly because of competition in the Memory Technologies Group. Prices declined about 2 percent in both the United States and internationally. Currency translation had a minimal impact on international and worldwide sales.

Cost of goods sold, which includes manufacturing, research and development, and engineering, was 59.6 percent of sales, down six-tenths of a percentage point from the second quarter last year. Cost of goods sold was helped by the 9 percent volume gain, cost-control efforts and lower raw material costs. Research and development costs were three-tenths of a percentage point lower than the second quarter of 1993. These benefits were partially offset by lower selling prices.

Selling, general and administrative spending of $955 million was 25.3 percent of sales. This was an increase of one-tenth of a percentage point from a year ago. SG&A spending included investments to sustain rapid growth in the Asia region.

Worldwide operating income was $570 million in the second quarter, up
10.4 percent from the same quarter last year.

U.S. operating income was up about 7 percent and operating margins improved by one-tenth of a percentage point. U.S. margins were helped by higher unit sales volume and lower raw material costs. All three U.S. business sectors contributed to this operating income increase.

International operating income increased about 14 percent and margins were up by almost a full percentage point. International margins were helped by higher unit sales volume, improved economic conditions in Europe and Japan, and cost-control efforts.

Interest expense of $21 million in the second quarter of 1994 was $6 million higher than in the same quarter last year. This increase was mainly due to a planned increase in debt. Investment and other income declined $10 million from the second quarter last year, mainly due to one-time gains on investments in 1993.

The second-quarter 1994 worldwide effective tax rate was 36.0 percent, up five-tenths of a point from the second-quarter rate last year, and up seven-tenths of a point from the rate for 1993 overall. The higher tax rate in 1994 is due to a lower level of foreign tax credits and the accounting benefit in 1993 of revaluing deferred tax assets at the higher 1993 U.S. statutory tax rate.

The company estimates that changes in the value of the U.S. dollar reduced net income by $2 million, or about 1 cent per share, in the second quarter compared to the corresponding quarter of 1993. This estimate includes the effect of translating sales and profits from local currencies into U.S. dollars, the costs in local currencies of transferring goods between the parent company in the United States and international companies, and transaction gains and losses in countries not considered to be highly inflationary.

Year-to-date
On a year-to-date basis, worldwide sales totaled $7.404 billion, an increase of 4.9 percent from $7.057 billion in the first six months of last year.

Volume growth for the first six months of 1994 was 7 percent in the United States and 8 percent in international operations. Both U.S. and international prices declined about 2 percent. Currency translation decreased international sales by almost 1 percent and worldwide sales by about half a percent.

Cost of goods sold was 59.6 percent of sales, down six-tenths of a point from the same period last year. The factors that influenced gross margins for the second quarter were the same factors that affected year-to-date results.

Selling, general and administrative spending of $1.870 billion for the first six months was 25.3 percent of sales. This is up three-tenths of a point from the same period last year, but up only one-tenth of a point from the 1993 total year average.

Worldwide operating income increased 7.0 percent to $1.119 billion in 1994 up from $1.046 billion in 1993. Operating income in the United States was up about 10 percent and margins improved by seven-tenths of a percentage point. International operating income was up about 5 percent and margins were unchanged. Worldwide employment levels have declined by more than 1,150 compared with the end of June 1993.

Interest expense was $38 million, up from $26 million in the first half of 1993. This increase is mainly due to a planned increase in debt. Investment and other income was $16 million in the first six months of 1994, a decline of $14 million compared to the same period last year. This change was mainly due to one-time gains on investments in 1993.

As discussed in the Notes to Financial Statements, mammary implant litigation resulted in a net pre-tax charge of $35 million in the first quarter of 1994. Although there can be no certainty that the company may not ultimately incur charges in excess of presently established reserves, the company believes that such additional charges, if any, will not pose a material risk to the financial position of the company or its results of operations.

Year-to-date net income was $649 million, or $1.53 per share ($671 million, or $1.58 per share, excluding the first quarter pre-tax charge of $35 million, or $22 million after taxes, relating to mammary-implant litigation.) This compared with $661 million, or $1.51 per share, in the first half of 1993.

	****

Looking ahead, assuming no significant slowing in worldwide economic activity, the company looks for good growth in second-half sales and earnings.

Volume growth, productivity improvements and favorable raw material prices should benefit full-year 1994 results. The weaker dollar is expected to slightly benefit second-half earnings. The company estimates that currency effects, based on levels at the end of June, could add a few cents a share to second-half earnings compared to the same period last year.

Investment in research and development will continue in order to help the company meet its goal of 30 percent of sales coming from products introduced in the last four years. The company continues to aggressively explore cost-reduction and rationalization opportunities around the world. Worldwide employment by the end of the year could be down by more than 1,000 people from 1993 year-end levels, despite the addition of people in the Asia region to sustain rapid growth there. This would bring employment at the end of this year to fewer than 85,000 people, a decline of nearly 5,000 over a four-year period.



FINANCIAL CONDITION AND LIQUIDITY
The company's financial condition and liquidity remain strong.

Working capital increased $309 million to $3.390 billion from $3.081 billion as of December 31, 1993. The accounts receivable average days sales outstanding was 66 days, the same as at year-end. The company's key inventory index, which represents the number of months of inventory, was 4.0 months, unchanged from year-end. The company's current ratio was 2.0, compared with 1.9 at year-end.

The adoption of FIN 39 and the mammary implant litigation (refer to the Notes to Financial Statements) were the primary contributors to the increase in the "Other Assets" and "Other Liabilities" components of the Consolidated Balance Sheet compared to year-end 1993 balances.

Total debt increased $310 million from year-end 1993 to $1.803 billion. As of June 30, 1994, total debt was 27 percent of stockholders' equity, up from 23 percent at year-end 1993. The company's borrowings continue to maintain AAA long-term ratings.

Return on average stockholders' equity for the quarter was at 21.2 percent, up from 19.9 percent a year earlier, meeting the company's goal of 20 to 25 percent. Return on capital employed for the quarter was 21.1 percent, up from 20.1 percent in the comparable 1993 period. The company's goal is 27 percent or better.

Net cash provided by operating activities totaled $849 million in the first six months of the year, down $139 million from the same period last year. This decrease was mainly due to the receipt of a large legal settlement in 1993 of $129 million. Net income was negatively impacted by the $22 million first quarter 1994 non-cash charge relating to mammary implant litigation. This litigation could result in timing differences in the cash flows of future periods. The company believes that these differences, if any, will not pose a material risk to the financial position of the company.

Cash used in investing activities was $508 million, up $21 million from the same period last year. Capital expenditures for the first six months of 1994 were $501 million, a decrease of about 4 percent compared with the same period last year.

Financing activities in both short-term and long-term debt provided net cash inflows of $435 million, compared to inflows in the same period last year of $93 million. Treasury stock repurchases were $458 million, compared to repurchases in the same period last year of $383 million.

The company repurchased about 8.8 million shares of treasury stock in the first six months of this year, compared to 7.1 million shares in the same period last year. The Board of Directors authorized the repurchase of up to 24 million shares of 3M common stock between February 14, 1994, and February 10, 1995. Of this number, 18.0 million shares remained authorized for repurchase as of June 30, 1994. Stock repurchases are made to support employee stock purchase plans and for other corporate purposes.

Dividends paid increased 3.0 percent to $374 million in the first six months of this year. The dividend payout ratio increased to 57.7 percent in the first six months from 57.1 percent for the entire year in 1993.

The company expects cash generated by normal operations will support its growth. With its AAA long-term ratings on its debt, the company has sufficient borrowing capacity to supplement cash flows from operations. 3M maintains a shelf registration with the Securities and Exchange Commission that provides the means to offer medium-term notes not to exceed $601 million. As of June 30, 1994, $402 million was available for future financial needs.



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

        Mammary Implant Litigation
        As of June 30, 1994, the company had been named as a defendant, often with multiple co-defendants, in 5,148 claims and lawsuits in various courts, all seeking damages for personal injuries from allegedly defective breast implants. These claims and lawsuits purport to represent 12,418 individual claimants. These claims and lawsuits are generally in very preliminary stages, and it is not yet certain how many of these lawsuits and claims involve products manufactured and sold by the company, as opposed to other manufacturers. The company entered the business in 1977 by purchasing McGhan Medical and then sold that business in 1984.






        On April 8, 1994, the company and other defendants concluded provisional agreements with a plaintiffs' negotiating committee regarding their contributions to a "global settlement" in the amount of $4.75 billion, previously announced by the committee and three major defendants in these claims and lawsuits. The company has agreed that its maximum commitment of $325 million will be paid into a court-administered fund within 3 years from the date that the final order ratifying the global settlement is entered and after appeals, if any, have been exhausted. The company has the unilateral right to withdraw from the agreement should there be an unacceptable level of individual plaintiffs and claimants electing to remove themselves from the settlement ("opt-outs"). The global settlement has received preliminary approval from the court, and a hearing has been set for August 18, 1994, with respect to final approval. The deadline for claimants to opt-out of the settlement has expired, and the company is attempting to assess the extent and impact of opt-outs. The company will not be required to make any payments until the opt-outs are determined and the global settlement is found acceptable by the company based upon the level of opt-outs.

        The company in the first quarter of 1994 accrued a liability having a net present value of $308 million to cover probable liabilities and expenses and also recorded a receivable having a nominal value of $273 million for probable insurance recoveries. The result of these accounting actions was a net pre-tax charge to first quarter 1994 earnings of $35 million ($22 million after taxes). Based on the amounts and timing of the payment obligations under the settlement, the company's current estimates of potential liabilities and expenses that may not be covered by the settlement, and the amounts and timing of receipt of insurance proceeds, the company believes that this accrual and recovery is the best estimate of the probable impact of the mammary implant claims and lawsuits. No insurers have denied coverage, and the insurance recovery recorded by the company represents the amount that the company considers appropriate to record as recoverable at this time.

        Although there can be no certainty that the company may not ultimately incur charges in excess of presently established reserves, the company believes that such additional charges, if any, will not pose a material risk to the financial position of the company or its results of operations.



Item 4.  Submission of Matters to a Vote of Security Holders

         (a) The registrant held its Annual Meeting of Stockholders on May 10, 1994.

         (b) Proxies for the meeting were solicited pursuant to Regulation 14; there was no solicitation in opposition to management's nominees for directors as listed in the Proxy Statement and all such nominees were elected.

              Directors elected were Lawrence E. Eaton, Allen F.
              Jacobson, and Aulana L. Peters.

              Directors whose terms continue after the meeting were Edward A. Brennan, Livio D. DeSimone, Harry A.
              Hammerly, Ronald A. Mitsch, Allen E. Murray, Rozanne L. Ridgway, Frank Shrontz, F. Alan Smith, and Louis W.
              Sullivan.

         (c) Briefly described below are the other matters voted upon at the Annual Meeting and the number of affirmative votes and negative votes cast.

                i) Ratification of the appointment of Coopers &
                   Lybrand, independent certified public
                   accountants, to audit the books and accounts of the company and its subsidiaries for the year 1994.

                   For           349,214,814
                   Against         1,036,006
                   Abstain         1,224,916

               ii) Approval of the Executive Profit Sharing
                   Plan.

                   For           332,482,318
                   Against        14,378,810
                   Abstain         4,580,832

              iii) Approval of amendments to the Performance
                   Unit Plan.

                   For           334,948,758
                   Against        11,153,960
                   Abstain         5,299,152








Item 6. Exhibits and Reports on Form 8-K

       	(a) The following documents are filed as exhibits to this Report.

              (11) A statement regarding the computation of per share earnings. Page 18.

       	      (12) A statement regarding the ratio of earnings to fixed charges. Page 19.

              (15)   A letter from the company's independent
                     accountants regarding unaudited interim
                     financial statements.  Page 20.

         (b) The company filed a report on Form 8-K dated April 8, 1994, related to mammary implant litigation.

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

None of the other items contained in Part II of Form 10-Q is applicable to the company for the quarter ended June 30, 1994.




                 REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders of Minnesota Mining and Manufacturing
 Company:

We have reviewed the accompanying condensed consolidated balance sheet of Minnesota Mining and Manufacturing Company and subsidiaries as of June 30, 1994, and the related condensed consolidated statements of income for the three- and six-month periods ended June 30, 1994 and 1993, and cash flows for the six-month periods ended June 30, 1994 and 1993. These financial statements are the responsibility of the Company's management.

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

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1993, and the related consolidated statements of income and cash flows for the year then ended (not presented herein); and in our report dated February 14, 1994, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1993, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


                            /s/ COOPERS & LYBRAND

                            COOPERS & LYBRAND

St. Paul, Minnesota
July 27, 1994





                              SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          MINNESOTA MINING AND MANUFACTURING COMPANY
                                        (Registrant)



Date:    August 11, 1994



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