Form 10-Q
period 1994-09-30
MINNESOTA MINING & MANUFACTURING CO
filed 1994-11-10
CIK 66740

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                    For Quarter ended September 30, 1994
                       Commission file number: 1-3285


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


       On September 30, 1994, there were 420,493,643 shares of the Registrant's common stock outstanding.

                      This document contains 19 pages.



                 MINNESOTA MINING AND MANUFACTURING COMPANY
                              AND SUBSIDIARIES

                     PART I.  FINANCIAL INFORMATION

                    CONSOLIDATED STATEMENT OF INCOME
              (Amounts in millions, except per-share data)
                              (Unaudited)

                              Three months ended         Nine months ended
                                  September 30              September 30
                                1994       1993           1994        1993
Net Sales                     $3,820     $3,481         $11,224    $10,538

Operating Expenses
  Cost of goods sold           2,282      2,167           6,697      6,410
  Selling, general and
    administrative expenses      964        859           2,834      2,627
         Total                 3,246      3,026           9,531      9,037

Operating Income                 574        455           1,693      1,501

Other Income and Expense
  Interest expense                25         11              63         37
  Investment and other
    income - net                  (4)       (60)            (20)       (90)
  Implant litigation - net        --         --              35         --
         Total                    21        (49)             78        (53)

Income Before Income Taxes
  and Minority Interest          553        504           1,615      1,554

Provision for Income Taxes       199        180             581        552

Minority Interest                 13          8              44         25

Net Income                    $  341     $  316         $   990    $   977

Average Number of Common
  Shares Outstanding           421.4      432.9           423.8      435.6

Earnings Per Share            $  .81     $  .73         $  2.34    $  2.24

Cash dividends declared
  and paid per share          $ .440     $ .415         $ 1.320    $ 1.245

Share and per-share data reflect the two-for-one stock split effective March 15, 1994.

The Notes to Financial Statements are an integral part of this statement.


                  MINNESOTA MINING AND MANUFACTURING COMPANY
                               AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                             (Dollars in millions)
                                                 Sept. 30,
ASSETS                                             1994         December 31,
Current Assets                                  (Unaudited)         1993
   Cash and cash equivalents                       $   304          $   274
   Other securities                                    183              382
   Accounts receivable - net                         2,986            2,610
   Inventories
      Finished goods                                 1,502            1,246
      Work in process                                  672              604
      Raw materials and supplies                       474              551
         Total inventories                           2,648            2,401
   Other current assets                                742              696
            Total current assets                     6,863            6,363

Investments                                            537              455
Property, Plant and Equipment                       12,418           11,488
   Less accumulated depreciation                    (7,401)          (6,658)
      Property, plant and equipment - net            5,017            4,830
Other Assets                                           906              549
            Total                                  $13,323          $12,197

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts payable                                $   884          $   878
   Income taxes                                        148              290
   Short-term debt                                     936              697
   Other current liabilities                         1,598            1,417
            Total current liabilities                3,566            3,282

Other Liabilities                                    2,158            1,607

Long-term Debt                                         939              796

Stockholders' Equity
   Common stock, no par, 472,016,528
      shares issued                                    296              296
   Retained earnings                                 8,887            8,500
   Unearned compensation - ESOP                       (464)            (479)
   Cumulative translation - net                       (112)            (331)
   Net unrealized loss - debt and equity securities     (7)              --
   Less cost of treasury stock -
      September 30, 1994, 51,522,885 shares;
      December 31, 1993,  42,537,890 shares         (1,940)          (1,474)
         Stockholders' Equity - net                  6,660            6,512
            Total                                  $13,323          $12,197

Share data reflect the two-for-one stock split effective March 15, 1994. The Notes to Financial Statements are an integral part of this statement.


                MINNESOTA MINING AND MANUFACTURING COMPANY
                             AND SUBSIDIARIES

                  CONSOLIDATED STATEMENT OF CASH FLOWS
                         (Dollars in millions)
                              (Unaudited)


                                                       Nine months ended
                                                         September 30
                                                       1994         1993

Cash Flows from Operating Activities:
   Net income                                          $  990     $  977
   Adjustments to reconcile net income
     to net cash provided by operating activities:
     Depreciation and amortization                        802        779
     Working capital and other changes                   (356)      (156)
Net cash provided by operating activities               1,436      1,600

Cash Flows from Investing Activities:
   Capital expenditures                                  (797)      (806)
   Proceeds from sale of property, plant and equipment     33         50
   Other                                                  (56)       (11)
Net cash used in investing activities                    (820)      (767)

Cash Flows from Financing Activities:
   Net change in short-term debt                          237         94
   Repayment of long-term debt                            (57)       (63)
   Proceeds from long-term debt                           303         20
   Purchases of treasury stock                           (617)      (546)
   Reissuances of treasury stock                          109        143
   Payment of dividends                                  (559)      (543)
Net cash used in financing activities                    (584)      (895)

Effect of exchange rate changes on cash                    (2)        (2)
Net increase (decrease) in cash and
   cash equivalents                                        30        (64)

Cash and cash equivalents at beginning of year            274        382
Cash and cash equivalents at end of period             $  304     $  318

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

Effective January 1, 1994, the company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This adoption will have no impact on the company's results of operations. The net unrealized gains and losses for available-for-sale debt and equity securities are separately disclosed as a component of stockholders' equity. The following accounting policies are updated from the 1993 Form 10-K:

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






Earnings for the first nine months ended September 30, 1994, were negatively impacted by a first quarter net pre-tax charge of $35 million related to mammary implant litigation. The company in the first quarter of 1994 accrued a liability having a net present value of $308 million to cover probable liabilities and expenses, and also recorded a receivable, primarily on the "Other Assets" line of the Consolidated Balance Sheet, having a nominal value of $273 million, for probable insurance recoveries. The result of these accounting actions was a net pre-tax charge to first quarter 1994 earnings of $35 million ($22 million after taxes, or 5 cents per share). See Part II, Item 1, Legal Proceedings, for additional information on this topic.

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

On October 3, 1994, subsequent to the end of the third quarter, the company issued a two and one-half year Swiss Franc note with a settlement date of November 17, 1994. After a currency and interest rate swap, this will result in approximately $97.5 million at an all-in cost of the 30-day commercial paper rate less 30 basis points.

Coopers & Lybrand L.L.P., the company's independent accountants, have performed a review of the unaudited interim financial statements included herein and their report thereon accompanies this filing.



               MINNESOTA MINING AND MANUFACTURING COMPANY
                            AND SUBSIDIARIES

                Management's Discussion and Analysis of
              Financial Condition and Results of Operations

RESULTS OF OPERATIONS

This Quarter
All share and per-share data reflect the two-for-one stock split effective March 15, 1994.

Worldwide sales for the third quarter totaled $3.820 billion, an increase of 9.7 percent from $3.481 billion in the third quarter last year. Worldwide unit sales rose about 10 percent.

In the United States, the company's unit sales rose about 9 percent compared with the third quarter last year, with all three sectors showing strong growth. The Information, Imaging and Electronic Sector had strong gains in its memory technologies and electro-telecommunications businesses. The Industrial and Consumer Sector posted solid growth across the board, from tapes, abrasives and specialty chemicals, to office supplies, consumer products and automotive systems. Life Sciences Sector volume growth was led by medical products and the traffic and personal safety businesses.

Internationally, unit volume increased about 11 percent, with all three sectors showing growth. Volume rose about 6 percent in Europe, with all major companies contributing to this increase. In the Asia Pacific area, volume was up about 13 percent. Volume in Japan was up about 3 percent, while volume growth in the rest of Asia rose more than 35 percent. In Latin America, volume was up more than 30 percent. In Canada, volume increased about 7 percent.

Worldwide selling prices declined about 2 percent compared to the third quarter of 1993, mainly because of competition in the memory technologies market. Prices declined about 2 percent in both the United States and internationally. Currency translation increased international sales by about 4 percent and worldwide sales by about 2 percent.

Cost of goods sold, which includes manufacturing, research and development, and engineering, was 59.8 percent of sales, down 2.4 percentage points from the third quarter last year. In the third quarter last year the company incurred charges of about $35 million for international plant rationalizations and voluntary separations. Third quarter 1994 U.S. voluntary separations resulted in about $10 million in charges. These costs are primarily in cost of goods sold. Cost of goods sold improved by about one-and-a-half percentage points after adjusting for these items.

Cost of goods sold was also helped by the 10 percent volume gain, cost-control efforts and lower raw material costs. Research and development costs and depreciation costs were both four-tenths of a percentage point lower than in the third quarter of 1993. These benefits were partially offset by lower selling prices.

Selling, general and administrative spending of $964 million was 25.2 percent of sales. This was the same as the average for 1993 as a whole and down slightly from the second quarter of this year. SG&A spending included investments to sustain rapid growth in Asia and Latin America. This contributed to a one-half percentage point increase from the same quarter last year.

Worldwide operating income was $574 million in the third quarter, up
26.2 percent from the same quarter last year. Adjusting for the costs of plant rationalizations and voluntary separations in cost of goods sold, operating income rose nearly 20 percent from the third quarter last year, with a margin improvement of more than one percentage point. On an adjusted basis, U.S. profits increased about 25 percent from the same quarter last year, while international profits increased about 13 percent.

Third quarter 1994 interest expense of $25 million was $14 million higher than in the same quarter last year. This increase was mainly due to a planned increase in debt along with higher interest rates.

Investment and other income declined $56 million from the third quarter last year. The third quarter of 1993 contained about $45 million of non-recurring items, including $30 million of interest income stemming from the resolution of several income tax claims. The additional $11 million difference was mainly due to a swing in currency transactions from a benefit of about $5 million dollars in the third quarter last year to a cost of about $5 million this quarter.

The third-quarter 1994 worldwide effective tax rate was 36.0 percent, up one-half of a point from the third-quarter rate last year, and up seven-tenths of a point from the rate for 1993 overall. The higher tax rate in 1994 is due to a lower level of foreign tax credits and the accounting benefit in 1993 of revaluing deferred tax assets and liabilities for the higher 1993 U.S. statutory tax rate.

Net income increased 7.7 percent to $341 million, or $.81 per share, compared with $316 million, or $.73 per share, in the same quarter last year. Adjusting for the costs of plant rationalizations and voluntary separations in cost of goods sold and the non-recurring 1993 items in investment and other income, net income increased about 12 percent and earnings per share increased about 15 percent from the same quarter last year.

The company estimates that changes in the value of the U.S. dollar had a minimal impact on net income in the third quarter compared to the corresponding quarter of 1993. This estimate includes the effect of translating sales and profits from local currencies into U.S. dollars, the costs in local currencies of transferring goods between the parent company in the United States and international companies, and transaction gains and losses in countries not considered to be highly inflationary.



Year-to-date
On a year-to-date basis, worldwide sales totaled $11.224 billion, an increase of 6.5 percent from $10.538 billion in the first nine months of last year.

Volume growth for the first nine months of 1994 was 8 percent in the United States and 9 percent internationally. Prices declined about 2 percent in both the United States and internationally. Currency translation increased international sales by almost 1 percent and worldwide sales by less than half a percent.

Cost of goods sold was 59.7 percent of sales, down 1.2 percentage points from the same period last year. The factors that influenced gross margins for the third quarter were the same factors that affected year-to-date results.

Selling, general and administrative spending of $2.834 billion for the first nine months was 25.2 percent of sales, the same as the average for 1993 as a whole. This was up three-tenths of a point from the same period last year.

Worldwide operating income increased 12.8 percent to $1.693 billion, up from $1.501 billion in the same period of 1993. Operating income in the United States was up about 14 percent and margins improved by 1.1 percentage points. International operating income was up about 12 percent and margins were up six-tenths of a percentage point. Worldwide employment levels declined by more than 930 compared with September 30, 1993.

Interest expense was $63 million, up from $37 million in the first nine months of 1993. This increase was mainly due to a planned increase in debt along with higher interest rates. Investment and other income was $20 million in the first nine months of 1994, a decline of $70 million compared to the same period last year. The first nine months of 1993 included a $30 million benefit from tax settlements, gains from investments, and other items, many of which were of a non-recurring nature.

As discussed in the Notes to Financial Statements, mammary implant litigation resulted in a net pre-tax charge of $35 million in the first quarter of 1994 ($22 million after taxes). Although there can be no certainty that the company may not ultimately incur charges in excess of presently established reserves, the company believes that such additional charges, if any, will not pose a material risk to the financial position of the company or its results of operations.

Year-to-date net income was $990 million, or $2.34 per share ($1.012 billion, or $2.39 per share, excluding the first quarter after-tax charge of $22 million relating to mammary-implant litigation). This compared with $977 million, or $2.24 per share, in the first nine months of 1993.




Looking ahead, the company expects good earnings growth to continue in the fourth quarter. The company expects to benefit from a strong flow of new products, a sharp focus on customer satisfaction, continuous productivity improvement, and continued strengthening of the European economies.

Volume growth, productivity improvements and favorable raw material costs should benefit full-year 1994 results. Raw material prices are increasing. The company expects to absorb future increases in raw material costs through price increases and productivity improvements.

The company expects to accelerate the flow of new products in order to meet its goal of 30 percent of sales coming from products introduced in the last four years, while also reducing research and development costs as a percentage of sales. The company continues to aggressively explore cost-reduction and rationalization opportunities around the world. Worldwide employment at the end of this year is expected to be around 85,000 people, a decline of about 4,500 people over four years.

Capital spending has declined in each of the past two years and is expected to be flat for total year 1994. As a result, depreciation expense as a percent of sales should contribute to margin improvement during the next few years.

FINANCIAL CONDITION AND LIQUIDITY
The company's financial condition and liquidity remain strong.

Working capital increased $216 million to $3.297 billion from $3.081 billion as of December 31, 1993. The accounts receivable average days sales outstanding was 67 days, up one day from year-end. The company's key inventory index, which represents the number of months of inventory, was 4.0 months, and the company's current ratio was 1.9, both unchanged from year-end.

The adoption of FIN 39 and the mammary implant litigation (refer to the Notes to Financial Statements) were the primary contributors to the increase in the "Other Assets" and "Other Liabilities" components of the Consolidated Balance Sheet compared to year-end 1993 balances.

Total debt increased $382 million from year-end 1993 to $1.875 billion. As of September 30, 1994, total debt was 28 percent of stockholders' equity, up from 23 percent at year-end 1993. The company's borrowings continue to maintain AAA long-term ratings.

Return on average stockholders' equity for the quarter was at 20.6 percent, up from 19.2 percent a year earlier, meeting the company's goal of 20 to 25 percent. Return on capital employed for the quarter was 20.8 percent, up from 17.6 percent in the comparable 1993 period. The company's goal is 27 percent or better.

Net cash provided by operating activities totaled $1.436 billion in the first nine months of the year, down $164 million from the same period last year. This decrease was mainly due to the receipt of a large
legal settlement in 1993 of $129 million.   Mammary implant litigation



could result in timing differences in the cash flows of future periods. The company believes that these differences, if any, will not pose a material risk to the financial position of the company.

Cash used in investing activities was $820 million, up $53 million from the same period last year. Capital expenditures for the first nine months of 1994 were $797 million, a decrease of about 1 percent compared with the same period last year.

Financing activities in both short-term and long-term debt provided net cash inflows of $483 million, compared to inflows in the same period last year of $51 million. Treasury stock repurchases were $617 million, compared to repurchases in the same period last year of $546 million.

The company repurchased about 11.8 million shares of treasury stock in the first nine months of this year, compared to 10.1 million shares in the same period last year. The Board of Directors authorized the repurchase of up to 24 million shares of 3M common stock between February 14, 1994, and February 10, 1995. Of this number, 15.0 million shares remained authorized for repurchase as of September 30, 1994. Stock repurchases are made to support employee stock purchase plans and for other corporate purposes.

Dividends paid increased 3.0 percent to $559 million in the first nine months of this year. The dividend payout ratio decreased to 56.5 percent in the first nine months from 57.1 percent for the entire year in 1993.

The company expects cash generated by normal operations will support its primary growth initiatives, with ample borrowing capacity to supplement cash flows from operations. 3M maintains a shelf registration with the Securities and Exchange Commission that provides the means to offer medium-term notes not to exceed $601 million. As of September 30, 1994, $402 million was available for future financial needs.

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

	Mammary Implant Litigation
	As of September 30, 1994, the company had been named as a defendant, often with multiple co-defendants, in 5,883 claims and lawsuits in various courts, all seeking damages for personal injuries from allegedly defective breast implants. These claims and lawsuits purport to represent 14,720 individual claimants. It is not yet certain how many of these lawsuits and claims involve products manufactured and sold by the company, as opposed to other manufacturers. The company entered the business in 1977 by purchasing McGhan Medical and then sold that business in 1984.

	On April 8, 1994, the company and other defendants concluded provisional agreements with a plaintiffs' negotiating committee regarding their contributions to a "global settlement" in the amount of $4.75 billion, previously announced by the committee and three major defendants in these claims and lawsuits. The company has agreed that its



	maximum commitment of $325 million will be paid into a court-administered fund within 3 years from the date that the final order ratifying the global settlement is entered and after appeals, if any, have been exhausted. On September 1, 1994 the global settlement was approved as fair, reasonable and adequate by the U.S. District Court, Northern District of Alabama, which has had jurisdiction over this matter. This ruling has subsequently been appealed by several third parties. Plaintiff claims processing continues, and until the claims processing is complete, the company's unilateral right of withdrawal continues.

	In the first quarter of 1994, the company took a pre-tax charge of $35 million ($22 million after tax) in recognition of its best estimate of the probable liabilities for claims and associated expenses net of the probable amount of insurance recoverable from its carriers. The company continues to assess its exposures to litigants and claimants electing to remove themselves from the global settlement. Although a number of out-of-court settlements have been reached and discussions continue with litigants and claimants, the company's current estimate of its uninsured financial exposure has not materially changed.

	On September 22, 1994 three excess coverage insurers initiated in the courts of the State of Minnesota a declaratory judgment action against the company and numerous insurance carriers seeking adjudication of certain coverage issues and a determination concerning allocation amongst insurers for coverage under the terms of the various insurance policies with possible application. No insurer has denied coverage, and the company believes that it has insurance coverage adequate to recover any liabilities and expenses that may arise from this litigation.

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

            (11) A statement regarding the computation of per share
                 earnings.  Page 17.

            (12) A statement regarding the calculation of ratio of
                 earnings to fixed charges.  Page 18.

            (15) A letter from the company's independent accountants
                 regarding unaudited interim financial statements.
                 Page 19.


None of the other items contained in Part II of Form 10-Q is applicable to the company for the quarter ended September 30, 1994.




                 REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders of Minnesota Mining and Manufacturing Company:

We have reviewed the accompanying condensed consolidated balance sheet of Minnesota Mining and Manufacturing Company and subsidiaries as of September 30, 1994, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 1994 and 1993, and cash flows for the nine-month periods ended September 30, 1994 and 1993. These financial statements are the responsibility of the Company's management.

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


                           /s/ COOPERS & LYBRAND L.L.P.

                           COOPERS & LYBRAND L.L.P.

St. Paul, Minnesota
October 24, 1994





                               SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              MINNESOTA MINING AND MANUFACTURING COMPANY
                                             (Registrant)



Date:    November 10, 1994



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