Form 10-K405
period 1994-12-31
MINNESOTA MINING & MANUFACTURING CO
filed 1995-03-06
CIK 66740

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549
	FORM 10-K

	[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934
	For the year ended December 31, 1994

	Commission file number 1-3285

	MINNESOTA MINING AND MANUFACTURING COMPANY

	State of Incorporation: Delaware
	I.R.S. Employer Identification No. 41-0417775

	Executive offices: 3M Center, St. Paul, Minnesota 55144
	Telephone number: (612) 733-1110

	SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                   						  Name of each exchange
		Title of each class                      on which registered
	 -------------------------------          ----------------------
	 Common Stock, Without Par Value          New York Stock Exchange
                                   						  Pacific Stock Exchange
                                   						  Chicago Stock Exchange

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

	Indicate by check mark if disclosure of delinquent filers pursuant to
	Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

	The aggregate market value of voting stock held by nonaffiliates of the registrant, based on the closing price of $52.38 per share as reported on the New York Stock Exchange-Composite Index on
	January 31, 1995, was $22.0 billion.

	Shares of common stock outstanding at January 31, 1995:  419,796,244.

	DOCUMENTS INCORPORATED BY REFERENCE

	Parts of the following documents are incorporated by reference in Parts III and IV of this Form 10-K: (1) Proxy Statement for registrant's 1995 annual meeting, (2) Form 10-Q for period ended June 30, 1987, and (3) Registration Nos. 33-29329, 33-48089 and
	33-49842.
	This document contains 45 pages.



	MINNESOTA MINING AND MANUFACTURING COMPANY

	FORM 10-K

	For the Year Ended December 31, 1994

	PART I

Item 1. Business.
Minnesota Mining and Manufacturing Company was incorporated in 1929 under the laws of the State of Delaware to continue operations, begun in 1902, of a Minnesota corporation of the same name. As used herein, the term "3M" includes Minnesota Mining and Manufacturing Company and subsidiaries unless the context otherwise indicates. At December 31, 1994, the company employed 85,166 persons.

3M is an integrated enterprise characterized by substantial interdivision and intersector cooperation in research, manufacturing and marketing of products incorporating similar component materials manufactured at common internal sources. Its business has developed from its research and technology in coating and bonding for coated abrasives, its only product in its early years. Coating and bonding is the process of applying one material to another, such as adhesives to a backing (pressure-sensitive tapes), abrasive granules to paper or cloth (coated abrasives), ceramic coating to granular mineral (roofing granules), heat-sensitive or light-sensitive materials to paper, film and metal (dry silver paper, photographic film and lithographic plates), iron oxide to plastic backing (magnetic recording tape), glass beads to plastic backing (reflective sheeting), and low tack adhesives to paper (repositionable notes).

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

The notes to consolidated financial statements on pages 32 and 33 of this Form 10-K provide financial information concerning 3M's three industry segments and 3M's operations in various geographic areas of the world.

Industry Segments

3M's operations are organized into three business sectors. These sectors have worldwide responsibility for virtually all 3M product lines. A few miscellaneous and staff-sponsored new products, still in development, are not assigned to the sectors.

Industrial and Consumer Sector: This sector is a leader in developing the technologies for pressure-sensitive adhesives, specialty tapes, coated and nonwoven abrasives, and specialty chemicals. These core technologies provide a strong basis for the development of new products. The sector also has strong distribution channels and logistics expertise. The sector is organized into five groups: Abrasive, Chemical and Film Products; Automotive Systems; Consumer Markets; Office Markets; and Tape.

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

Major products in the Automotive Systems Group include body side-molding and trim; functional and decorative graphics; corrosion-resistant and abrasion-resistant films; tapes for attaching nameplates, trim and moldings; and fasteners for attaching interior panels and carpeting.

Major products in the Consumer and Office Markets businesses include Scotch brand tapes; Post-it brand note products, including memo pads, labels, stickers, pop-up notes and dispensers; home cleaning products, including Scotch-Brite brand scouring products, O-Cel-O brand sponges and Scotchgard brand fabric protectors; energy control products, such as window insulation kits; nonwoven abrasive materials for floor maintenance and commercial cleaning; floor matting; and a wide range of do-it-yourself products, including surface preparation and wood finishing materials, and filters for furnaces and air conditioners.

The Tape Group manufactures and markets a wide variety of high-performance and general-use pressure-sensitive tapes and specialty products. Major product categories include industrial application tapes made from a wide variety of materials such as foil, film, vinyl and polyester; specialty tapes and adhesives for industrial applications, including Scotch brand VHB brand tapes, lithographic tapes, joining systems, specialty additives, vibration control materials, liquid adhesives, and reclosable fasteners; general-use tapes, such as masking, box-sealing and filament; and labels and other materials for identifying and marking durable goods.

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

The Electro and Communications Systems Group includes products in the electronic, electrical, telecommunication and visual communication fields. The electronic and electrical products include packaging and inter-connection devices; insulating materials, including pressure-sensitive tapes and resins; and other related equipment. These products are used extensively by manufacturers of electronic and electrical equipment, as well as the construction and maintenance segments of the electric utility, telephone and other industries. The telecommunication products serve the world's telephone companies with a wide array of products for fiber-optic and copper-based telephone systems. These include many innovative connecting, closure and splicing systems, maintenance products and test equipment. The visual communication products serve the world's office and education markets with overhead projectors and transparency films and materials plus equipment and accessories for computer-based presentations.

The Imaging Systems Group offers a complete line of products for printers and graphic arts firms, ranging from the largest commercial printer to the smallest instant printer or in-house facility. These products include a broad line of presensitized lithographic plates and related supplies; a complete line of duplicator press plates and automated imaging systems and related supplies; copy and art preparation materials; pre-press proofing systems; carbonless paper sheets for multiple-part business forms; and a line of light-sensitive dry silver papers and films for electronically recorded images. This group's imaging technologies are used in producing photographic products, including medical X-ray films, graphic arts films and amateur color films. It also is a major supplier of laser imagers and supplies and computerized medical diagnostic systems. This group also offers an array of micrographic systems including readers and printers for engineering graphics and office applications. Related products include dry silver imaging papers and microfilm in aperture card and roll formats.

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

Life Sciences Sector: This sector contributes to better health and safety for people around the world. The Life Sciences Sector's major technologies include pressure-sensitive adhesives, substrates, extrusion/coating, nonwoven materials, specialty polymers and resins, optical systems, drug delivery, and electro-mechanical devices. The sector has strong distribution channels in all its major markets. The sector is organized into three groups: Medical Products; Pharmaceuticals, Dental and Personal Care Products; and Traffic and Personal Safety Products.

The Medical Products Group produces a broad range of medical supplies, devices and equipment. Medical supplies include tapes, dressings, surgical drapes and masks, biological indicators, orthopedic casting materials and electrodes. Medical devices and equipment include stethoscopes, heart-lung machines, sterilization equipment, blood gas monitors, powered orthopedic instruments, and intravenous infusion pumps. The Medical Products Group also develops hospital information systems.

The Pharmaceuticals, Dental and Personal Care Products Group serves pharmaceutical and dental markets, as well as manufacturers of disposable diapers. Pharmaceuticals include ethical drugs and drug-delivery systems. Among ethical pharmaceuticals are analgesics, anti-inflammatories and cardiovascular and respiratory products. Drug-delivery systems include metered-dose inhalers, as well as transdermal skin patches and related components. Dental products include dental restoratives, adhesives, impression materials, temporary crowns, infection control products, and orthodontic brackets and wires. This group also produces a broad line of tape closures for disposable diapers.

The Traffic and Personal Safety Products Group is a leader in the following markets: traffic control materials, commercial graphics, occupational health and safety, and out-of-home advertising. In traffic control materials, 3M is the worldwide leader in reflective sheetings. These materials are used on highway signs, vehicle license plates, construction workzone devices, and trucks and other vehicles. In commercial graphics, 3M supplies a broad line of films, inks and related products used to produce graphics for trucks and signs. Major occupational health and safety products include maintenance-free and reusable respirators, plus personal monitoring systems. Out-of-home advertising includes outdoor advertising, advertising displays in shopping centers, and local advertising in national magazines. This product group also markets a variety of other products. These include spill-control sorbents, Thinsulate brand and Lite Loft brand insulations, traffic control devices, filtration products, electronic surveillance products, reflective sheetings for personal safety, and films for protection against counterfeiting.

Distribution

3M products are sold directly to users and through numerous wholesalers, retailers, jobbers, distributors and dealers in a wide variety of trades in many countries of the world. Management believes that the confidence of wholesalers, retailers, jobbers, distributors and dealers in 3M and its products, developed through long association with trained marketing and sales representatives, has contributed significantly to 3M's position in the marketplace and to its growth. 3M has 297 sales offices and distribution centers worldwide, including 9 major branch offices and warehouses that are located in principal cities throughout the United States. There are 90 sales offices and distribution centers located in the United States. Internationally, 3M has 207 sales offices and distribution centers located in 55 countries.

Research, Patents and Raw Materials

Research and product development constitute an important part of 3M's activities, and products resulting from such research and product development have contributed in large measure to its growth. The total amount spent for all research and development activities was $1.054 billion, $1.030 billion and $1.007 billion in 1994, 1993 and 1992, respectively.

The corporate research laboratories are engaged in research which does not relate directly to 3M's existing product lines. They also support the research efforts of division and sector laboratories. Most major operating divisions, as well as several international companies, have their own laboratories for improvement of existing products and development of related new products. Engineering research staff groups provide specialized services in instrumentation, engineering and process development. An organization is maintained for technological development not sponsored by other units of the company.

3M is the owner of many domestic and foreign patents derived primarily from its own research activities. 3M does not consider that its business as a whole is materially dependent upon any one patent, license or trade secret or any group of related patents, licenses or trade secrets.

The company experienced no significant or unusual problems in the purchase of raw materials during 1994. While 3M has successfully met its demands to date, it is impossible to predict future shortages or their impact.


Executive Officers

The following is a list of the executive officers of 3M as of March 1, 1995, their present position, their current age, the year first elected to their position and other positions held within 3M during the previous five years. All of these persons have been employed full time by 3M or a subsidiary of 3M for more than five years. All officers are elected by the Board of Directors at its annual meeting, with vacancies and new positions being filled at interim meetings. There are no family relationships between any of the executive officers named, nor is there any arrangement or understanding pursuant to which any person was selected as an officer.

                                      					    Year Elected
                                   							     to Present
     Name          Age    Present Position     Position    Other Positions Held During 1990-1995
- -------------     ----   -------------------   ---------   --------------------------------------
L.D. DeSimone       58   Chairman of the Board      1991    Executive Vice President,
                     			 and Chief Executive Officer         Information and Imaging
                                                 							     Technologies Sector and
                                                 							     Corporate Services, 1989-1991

J. M. Adam          57   Vice President, Marketing  1995    Group Vice President, Medical
                                                 							     Products Group, 1991-1995
                         						                             Group Vice President, Consumer and
							                                                      Advertising Markets Group, 1991
							                                                     Group Vice President, Consumer
							                                                      Products Group, 1986-1991

Giulio Agostini     59   Senior Vice President,     1993    Senior Vice President,
                     			 Finance and Office                  Finance, 1991-1993
			                      Administration                     Director, Finance and Administration,
                                                 							     3M Italy, 1972-1991

William E. Coyne    58   Vice President,            1994    President and General Manager,
                     			 Research and Development            3M Canada, Inc., 1990-1994
                                                 							    Group Vice President, Medical
							                                                      Products Group, 1988-1990

Lawrence E. Eaton   57   Executive Vice President,  1991    Group Vice President,
                     			 Information, Imaging,               Memory Technologies Group,
		                     	 and Electronic Sector               1986-1991
			                      and Corporate Services

Harry A. Hammerly   61   Executive Vice President,  1995    Executive Vice President,
                     			 International Operations            Life Sciences Sector and
                                                 							     International Operations, 1994
							                                                     Executive Vice President, International
							                                                      Operations and Corporate Services, 1991-1994.
							                                                     Executive Vice President,
							                                                      Industrial and Electronic Sector
							                                                      and Corporate Services, 1989-1991

Charles E. Kiester  58   Senior Vice President,     1993    Vice President, Engineering,
                     			 Engineering, Quality and            Quality and Manufacturing Services
			                      Manufacturing Services              1990-1993
							                                                     President and General Manager,
							                                                      3M Canada,Inc., 1988-1990

Richard A. Lidstad  58   Vice President,            1992    Staff Vice President, Human Resource
                     			 Human Resources                     Operations, 1987-1992

W. G. Meredith      52   Executive Vice President,  1995    Group Vice President, Pharmaceuticals, Dental
                     			 Life Sciences Sector and            and Personal Care Products Group, 1994
		                     	 Corporate Services                 Group Vice President, Pharmaceuticals, Dental
							                                                      and Disposable Products Group, 1991-1994
							                                                     Group Vice President, Pharmaceutical and
							                                                      Dental Products Group, 1990-1991
							                                                     Division Vice President, 3M Pharmaceuticals,
							                                                      1989-1990

Ronald A. Mitsch    60   Executive Vice President,  1991    Senior Vice President, Research
                      		 Industrial and Consumer             and Development, 1990-1991
			                      Sector and Corporate Services      Group Vice President, Traffic and
                                    							                  Personal Safety Products Group, 1985-1990

John J. Ursu        55   Vice President, Legal      1993    General Counsel, 1992-1993
                     			 Affairs and General Counsel        Deputy General Counsel, 1990-1992
							                                                     Associate General Counsel, 1986-1990


Item 2. Properties.

3M's general offices, corporate research laboratories, most division laboratories and certain manufacturing facilities are located in St. Paul, Minnesota. Within the United States, 3M operates 80 plants in 28 states and has 90 sales offices and distribution centers located in 23 states. Internationally, 3M operates 107 manufacturing and converting facilities in 45 countries and has 207 sales offices and distribution centers located in 55 countries.

3M owns substantially all of its physical properties. 3M leases certain facilities which were financed through the issuance of industrial development bonds in the original principal amount of $30 million. 3M has capitalized the construction costs related to these facilities and recorded the related liabilities. Management believes 3M's existing physical facilities are highly suitable for the purposes for which they were designed.



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

Although there can be no certainty that the company may not ultimately incur charges (whether for governmental proceedings and claims, mammary implant claims, other product liability claims, environmental proceedings or other actions) in excess of presently established accruals, the company believes that such additional charges, if any, will not pose a material risk to the financial position of the company or its results of operations.

Mammary Implant Litigation:

As of December 31, 1994, the company had been named as a defendant, often with multiple co-defendants, in 6,166 claims and lawsuits in various courts, all seeking damages for personal injuries from allegedly defective breast implants. These claims and lawsuits purport to represent 15,732 individual claimants. It is not yet certain how many of these lawsuits and claims involve products manufactured and sold by the company, as opposed to other manufacturers. The company entered the business in 1977 by purchasing McGhan Medical and then sold that business in 1984.

On April 8, 1994, the company and other defendants concluded provisional agreements with a plaintiffs' negotiating committee regarding their contributions to a "global settlement" in the amount of $4.75 billion, which had been previously announced by the committee and three major defendants in these claims and lawsuits. The company has agreed that its maximum commitment of $325 million will be paid into a court-administered fund within three years from the date that the final order ratifying the global settlement is entered and after appeals, if any, have been exhausted. On September 1,1994, the global settlement was approved as fair, reasonable and adequate by the U.S. District Court, Northern District of Alabama, which has had jurisdiction over this matter. This ruling subsequently was appealed by several third parties (i.e. neither plaintiffs nor defendants). The company maintains a unilateral right to withdraw from the global settlement. This right to withdraw will continue until the process of evaluating and classifying claims is complete. The claims process is expected to continue well into 1995.

In the first quarter of 1994, the company took a pre-tax charge of $35 million ($22 million after tax) in recognition of its best estimate of its probable liabilities and associated expenses net of the probable amount of insurance recoverable from its carriers. The company's current estimate of the total liabilities and associated expenses is nearly $500 million. After subtracting payments made in 1994 (for legal fees and payment of settlements to litigants and claimants electing to remove themselves from the global settlement) and adjusting for discounting, the company as of December 31, 1994, had accrued liabilities having a net present value of $356 million. The company had also accrued receivables for insurance recoveries of $377 million as of December 31, 1994. Although, since the first quarter of 1994, a number of out-of-court settlements have been reached and discussions continue with litigants and claimants, the company's current estimate of its uninsured financial exposure has not materially changed.

On September 22, 1994, three excess coverage insurers initiated in the courts of the State of Minnesota a declaratory judgment action against the company and numerous insurance carriers seeking adjudication of certain coverage issues and a determination concerning allocation among insurers for coverage under the terms of the various insurance policies with possible application. On December 9, 1994, the company initiated an action against its occurrence insurers in the Texas State Court in and for Harrison County, seeking a determination concerning allocation of financial responsibility among the company's various insurers having applicable coverages, including adjudication of overlapping coverages. This action has since been removed to the U.S. District Court, Eastern District of Texas. None of the insurers that are parties to this action has denied coverage.

The company conducts ongoing reviews, assisted by outside counsel, to determine the adequacy and extent of insurance coverage provided by its occurrence and claims-made insurers. The most recent review shows that no insurer has denied coverage, and that the aforementioned actions in the courts of Minnesota and Texas relate principally to the allocation of financial responsibility among the company's insurers (including adjudication of overlapping coverages).

Although the company's current estimate of total liabilities and associated expenses has increased to nearly $500 million, the company believes, based on ongoing reviews, that the coverage provided by the policies with possible application is sufficient to cover the current exposure. The totality of the insurance coverage, which has not been denied by any insurer, is thus the basis for the company's belief that its uninsured financial exposure has not materially changed, and therefore, no recognition of additional charges has been necessary since the first quarter of 1994.


Item 4. Submission of Matters to a Vote of Security Holders.

None in the quarter ended December 31, 1994.

	Part II

Item 5. Market Price of 3M's Common Stock and Related Security Holder Matters. At January 31, 1995, there were 125,339 shareholders of record.

3M's stock is listed on the following stock exchanges: New York Stock Exchange, Pacific Stock Exchange, Chicago Stock Exchange, Amsterdam Stock Exchange, German stock exchanges, Swiss stock exchanges, Paris Stock Exchange, and Tokyo Stock Exchange.

Stock price comparison information (New York Stock Exchange Composite Transactions), which reflects a two-for-one stock split effective
March 15, 1994, is as follows:

Quarter                  First     Second      Third     Fourth        Year
1994           High     $56.38     $52.38      $57.13    $56.63      $57.13
       	       Low       49.00      46.38       49.25     50.38       46.38
1993           High      55.88      58.50       55.63     56.75       58.50
	              Low       48.63      52.44       51.13     50.75       48.63

Item 6. Selected Financial Data.

All per-share data reflect a two-for-one stock split effective March 15, 1994.

(Dollars in millions, except amounts per share)

                                  					 1994     1993     1992    1991    1990
For the Year Ended December 31:
  Net Sales..........................$15,079  $14,020  $13,883 $13,340  $13,021
  Net Income ......................... 1,322    1,263    1,233*  1,154    1,308
  Per Share of Common Stock:
    Net Income ........................ 3.13     2.91     2.81*   2.63     2.95
    Cash Dividends Declared and Paid .. 1.76     1.66     1.60    1.56     1.46
  Ratio of Earnings to Fixed Charges...13.30    15.51    12.81*  11.02    12.42
At December 31:
  Total Assets .......................13,496   12,197   11,955  11,304   11,079
  Long-term Debt (excluding portion due
    within one year) ................. 1,031      796      687     764      760


   * Includes a net earnings increase of $6 million, or 1 cent per share, from the combination of a legal settlement, special charges and the cumulative effect of accounting changes, which are more fully discussed on page 26.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Operating Results
All share and per-share data reflect a two-for-one stock split effective March 15, 1994.

Worldwide net sales rose 7.6 percent to $15.079 billion. This followed increases of 1.0 percent in 1993 and 4.1 percent in 1992. Sales in the United States were $7.511 billion, up more than 5 percent from 1993. International sales totaled $7.568 billion, an increase of about 10 percent from 1993.

Estimated components of sales change from prior year were as follows:
______________________________________________________________________________
                     			       1994                           1993
                     			U.S.  Intl.  Worldwide        U.S.  Intl.  Worldwide
______________________________________________________________________________
Volume                   7%    10%       9%             5%     7%      6%
Price                   (2)    (2)      (2)            (2)    (2)     (2)
Translation              -      2        1              -     (6)     (3)
______________________________________________________________________________
Total                    5%    10%       8%             3%    (1)%     1%
______________________________________________________________________________

Volume growth accelerated both in the United States and internationally in 1994, helped by improving economies, a strong flow of new products, and increased efforts to improve customer satisfaction. Selling prices declined about 2 percent in both 1994 and 1993, largely due to competition in our memory technologies product lines. Currency fluctuations, which reduced sales by about 3 percent in 1993, increased sales slightly in 1994.

Cost of goods sold was 59.7 percent of sales, down from 60.8 percent in 1993. Cost of goods sold benefited from solid volume growth, productivity gains and cost control efforts. In 1993, cost of goods sold increased by seven-tenths of a percentage point. Benefits from productivity gains and lower raw material costs were more than offset by lower selling prices and negative currency effects. Cost of goods sold includes manufacturing, research and development, and engineering expenses.

Selling, general and administrative expenses were 25.4 percent of sales, compared with 25.2 percent in 1993 and 25.6 percent in 1992. The increase in 1994 largely reflected investments to sustain rapid growth in developing countries. Cost-reduction efforts helped SG&A spending in both 1994 and 1993.

(Percent of sales)                              1994       1993       1992

Cost of goods sold                              59.7       60.8       60.1
______________________________________________________________________________
Selling, general and administrative expenses    25.4       25.2       25.6
______________________________________________________________________________

Worldwide employment decreased by over 660 in 1994 and by over 1,000 in 1993, even though the company added employees to support rapid growth in developing countries. This net reduction in employment occurred with little disruption to the company. Sales per employee rose about 8 percent.

Worldwide operating income totaled $2.251 billion, up 15.0 percent from 1993. Operating income benefited from strong volume growth and from efforts to control costs and improve productivity. Operating profit margins improved by nine-tenths of a percentage point. The company estimates that currency changes increased operating income by about $21 million in 1994 and reduced operating income by about $95 million in 1993. In 1993, operating income decreased 1.9 percent, largely due to this negative currency impact.

(Percent of sales)                           1994    1993    1992

Operating Income                             14.9    14.0    14.4
______________________________________________________________________________

In 1992, 3M recognized $129 million in settlement of a patent lawsuit involving 3M orthopedic casting materials. Operating income in 1992 included this amount, which is shown on a separate line of the Consolidated Statement of Income titled "Legal settlement."

Also in 1992, 3M recorded $115 million of special charges related to actions taken to enhance its competitiveness and productivity. These charges relate primarily to asset write-downs, reflecting decisions in 1992 to rationalize certain manufacturing operations. Operating income in 1992 included this amount, which is shown on a separate line of the Consolidated Statement of Income titled "Special charges."

Interest expense was $87 million, compared with $50 million in 1993 and $76 million in 1992. The increase from 1993 was due to a planned increase in debt and higher interest rates. The declines in both 1993 and 1992 were mainly due to lower interest rates. Investment and other income was $25 million, compared with $96 million in 1993 and $29 million in 1992. In 1993, investment and other income included a $36 million benefit from tax settlements, improved investment results, and other items, many of which were of a non-recurring nature.

During the first quarter of 1994, the company recorded a charge of $35 million related to mammary implant litigation. Other income and expense in 1994 includes this amount, which is shown on a separate line of the Consolidated Statement of Income titled "Implant litigation - net." The company entered the implant business in 1977 by purchasing McGhan Medical and then sold that business in 1984. Although there can be no certainty that the company may not ultimately incur charges in excess of presently established reserves, the company believes that such additional charges, if any, will not pose a material risk to the financial position of the company or its results of operations.

The company's effective tax rate was 35.8 percent of pre-tax income, up from
35.3 percent in both 1993 and 1992. The higher tax rate was primarily due to a lower level of foreign tax credits in 1994 and the accounting benefit in 1993 of revaluing deferred tax assets and liabilities for the higher 1993 U.S. statutory tax rate. This was partially offset by an adjusted prior years' export sales benefit in 1994. The company's deferred tax assets and liabilities will reverse over an extended period of time.

Minority interest was $61 million, compared to $32 million in 1993 and $24 million in 1992. Minority interest includes our joint ventures in Japan, India, Indonesia, and Korea. These companies' results are fully consolidated into 3M's financial statements, and then partially eliminated on the minority interest line to reflect 3M's net position in these companies. The increase in 1994 was largely due to increased profits in these companies.

Net income rose 4.7 percent to $1.322 billion, or $3.13 per share
($1.344 billion, or $3.18 a share, excluding the charge for mammary implant litigation). In 1993, net income increased 2.5 percent to $1.263 billion, or $2.91 per share, compared with $1.233 billion, or $2.81 per share, in 1992.

The company estimates that changes in the value of the U.S. dollar had a minimal effect on net income in 1994 and 1992, but decreased net income by an estimated $62 million, or 14 cents per share, in 1993. These estimates include the effect of translating profits from local currencies into U.S. dollars, the costs in local currencies of transferring goods between the parent company in the U.S. and international companies, and transaction gains and losses in countries not considered to be highly inflationary.

Over the long term, 3M expects to meet its aggressive financial goals. These include a growth in earnings per share averaging 10 percent a year or better, return on stockholders' equity of 20 to 25 percent, return on capital employed of 27 percent or better, and 30 percent of sales from products introduced in the last four years.

Earnings per share increased 7.6 percent in 1994. Return on average stockholders' equity was 20.1 percent, up from 19.1 percent in 1993. This return has averaged 19.9 percent over the past 5 years. Return on capital employed was 20.7 percent, up from 19.1 percent in 1993. This return has averaged 20.8 percent over the past 5 years. In 1994 about 30 percent of sales came from products introduced within the last 4 years.

Performance by Business Sector

Industrial and Consumer Sector:
In 1994, sales were up 9.8 percent to $5.9 billion. Operating income increased 17.1 percent to $994 million. Profit margins increased by a full percentage point. All of the sector's major businesses contributed to this excellent performance, with particularly strong growth in the tape, abrasive and chemical businesses. Excluding special charges of $13 million in 1992, operating income increased 1.2 percent in 1993.

The competitive advantages of this sector include market leadership, depth of technology, innovative new products, brand equity, and international reach. New products in this sector include microstructured abrasives which are based on a patented new technology, electroluminescent lamps, structural adhesives, and performance fluids.

A strong international presence keeps this sector close to its customers around the world, enabling quick responses to changing needs and preferences. Because the market penetration is less than in the U.S., this sector has excellent opportunities for growth internationally.

Information, Imaging and Electronic Sector:
In 1994, sales were up 2.5 percent to $4.6 billion.  Operating income rose
7.6 percent to $292 million. Excluding special charges of $81 million in 1992, operating income decreased 15.0 percent in 1993. Results over the past few years have been negatively affected by continuing investments in new technologies and new products, recessions in Europe and Japan, and severe price competition.

This sector's core businesses include data storage products and visual systems for the office market; printing and medical imaging systems; and high-value products for the telecommunications, electronics and electrical markets.

In the Electro and Communications Systems group, a new electrical tape plant in China was opened to increase our share of the fast growing Asian market. This group is also taking advantage of rapid growth in communications in developing countries, where many people still do not have telephones.

The Imaging Systems Group announced a new line of imagers that should offer significant cost savings, productivity improvements and environmental advantages. The 3M brand DryView brand Laser Imaging Systems produce high image quality, while eliminating the need for wet chemicals, special plumbing, darkrooms and chemical disposal. In the high growth digital imaging market the 3M brand Rainbow brand Color Proofing System enables advertising agencies, small printers, graphic designers and others to make proofs of color graphics without using film.

In the diskette arena the company is developing proprietary technology to advance 3.5-inch diskette capacity beyond the 2MB levels of today. Diskettes are being developed with storage capacities in excess of 100MB.

In the consumer and professional video market segments a focused approach is being taken. Manufacturing operations have been consolidated and non-core activities outsourced. Essentially, all videotape is produced in one highly efficient U.S. facility, where unit costs continue to decline.

Life Sciences Sector:
In 1994, sales increased 10.2 percent to $4.6 billion. Operating income increased 12.7 percent to $954 million. Operating profit was 21.0 percent of sales. This sector's sales growth was led by the transportation and safety businesses, with good growth in hospital supplies, pharmaceutical and dental. Excluding a net benefit of $108 million in 1992 from a legal settlement and special charges, operating income increased 3.4 percent in 1993.

Throughout the world, 3M has long had success helping health care professionals improve patient outcomes and lower overall costs. For example, with the carpal tunnel release system, surgeons no longer have to open the palm of the hand to treat patients afflicted with carpal tunnel syndrome, a growing occupational hazard. Now doctors can operate through a small incision in the wrist instead.

This sector introduced a new surgical gown that provides a barrier against blood and infectious diseases. This is 3M's first entry into a large and growing market segment. Also in 1994, this sector announced the development of a metered-dose, drug inhalation technology that is free of ozone-depleting chlorofluorocarbons.

In the transportation market, this sector contributes to safety efforts around the world with products that improve visibility of signs, traffic lanes and vehicles. In worker safety, 3M is a global leader in industrial respirators for filtering air contaminants. Market leadership is extended through innovations that increase worker comfort, improve filtration capabilities, and help reduce costs.




Performance by Geographic Area

United States
In the United States, volume increased about 7 percent, with growth well-balanced among the three business sectors. Selling prices declined about 2 percent, for a total sales increase of about 5 percent. Operating profit margins increased by one-and-a-half percentage points from 1993. Employment decreased by more than 550 people in 1994 and by over 700 in 1993.

Europe and Middle East
Strong emphasis on customer satisfaction and productivity improvement helped Europe leverage the economic recovery that began to take hold in 1994. In Western Europe profits increased about 10 percent on a 6 percent increase in sales. Through European business centers and the expertise of local companies, customer needs are being met better, faster and more efficiently. In 1994, 3M Egypt was formed.

As part of Europe's efforts to be number one in customer preference, investments are being made in new distribution centers and in an order-processing system. In 1994, Europe put into place key-account programs with many Pan-European and regional customers.

Asia Pacific
In the Asia-Pacific area, sales increased nearly 15 percent. Growth was particularly strong in Asia outside Japan. To sustain rapid growth in this area, investments continue in new products, operations and people. In Japan, the company posted a solid increase in profits, with results benefiting from a strong flow of new products and continued productivity improvement.

Canada, Latin America and Africa
Latin America and Africa continued to show strong growth. Freer trade in Latin America is stimulating healthy economic growth in many countries. In Canada, manufacturing operations play a key role in leveraging 3M resources in North America and worldwide. The North American Free Trade Agreement affords opportunities to further integrate operations in the United States, Canada and Mexico, thereby meeting customer needs more effectively and efficiently.

Financial Position

3M's financial condition remained strong in 1994. Various items, such as cash and short-term debt, can fluctuate significantly from month to month depending on short-term liquidity needs. The company's key inventory index, which represents the number of months of inventory, was 4.2 months, up from
4.0 months in 1993. Accounts receivable days' sales outstanding was 67 days, up one day from 1993. The company's current ratio was 1.9, unchanged from 1993.

The adoption of FASB Interpretation Number 39 and mammary implant litigation were the primary contributors to the increase in the "Other Assets" and "Other Liabilities" components of the Consolidated Balance Sheet compared to year-end 1993 balances. The company's current estimate of the total mammary implant claims and associated expenses is nearly $500 million. After subtracting payments made in 1994 (for legal fees and payment of settlements to litigants and claimants electing to remove themselves from the global settlement) and adjusting for discounting, the company as of December 31, 1994 has accrued liabilities having a net present value of $356 million.
The company has accrued receivables as of December 31, 1994, primarily on the "Other Assets" line, having a nominal value of $377 million.

Total debt was $1.948 billion, a planned increase from $1.493 billion in 1993. Of the long-term debt outstanding at the end of 1994, $444 million was a guarantee of debt of the 3M Employee Stock Ownership Plan. Total debt was 29 percent of stockholders' equity, up from 23 percent in 1993. The company's borrowings continue to maintain AAA long-term ratings.

Legal proceedings, including mammary implant and environmental, are discussed in the legal proceedings section on pages 9 and 10. The company believes that such matters will not pose a material risk to the financial position or liquidity of the company.

Liquidity

The company meets its cash requirements primarily from operating activities. During 1994, cash flows provided by operating activities totaled $1.929 billion. This more than covered capital expenditures and dividend payments of $1.892 billion. The decrease in cash provided from operations in 1994 of $162 million was mainly due to the receipt of a large cash settlement in 1993 of $129 million. In both 1994 and 1993, increased working capital requirements due to higher sales growth affected cash provided by operating activities.

Capital spending increased 3.3 percent to $1.148 billion. This followed declines of 9.3 percent in 1993 and 7.5 percent in calendar year 1992.

Stockholder dividends increased 6.0 percent to $1.76 per share in 1994. Cash dividend payments totaled $744 million, up 3.2 percent from 1993. 3M has paid dividends for 79 consecutive years.

On February 13, 1995, the 3M Board of Directors increased the quarterly dividend on 3M common stock 6.8 percent to 47 cents a share, and authorized the repurchase of up to 8 million of the company's shares. This share repurchase authorization runs through February 12, 1996. The company purchased about 11 million shares under a previous authorization.

Repurchases of 3M common stock totaled $689 million in 1994, compared with $706 million in 1993 and $247 million in 1992. Repurchases were made to support employee stock purchase plans and for other corporate purposes. During 1994, the number of shares outstanding was reduced by nearly 10 million, or about 2 percent.

The company's credit rating provides easy and ample access to global capital markets. 3M maintains a shelf registration with the Securities and Exchange Commission that provides the means to offer medium-term notes not to exceed $601 million. At December 31, 1994, $402 million was available for future financial needs.

On January 10, 1995, the company completed a two year, $200 million 7.75 percent Eurobond offering. The company entered into an interest rate swap which resulted in an all-in borrowing cost of the 30-day commercial paper rate less 30 basis points for two years.

Due to a change in the financial reporting period for 3M's international companies, the 1992 Consolidated Statement of Cash Flows includes the cash provided or used by 3M's international companies for the 14-month period (November 1, 1991, to December 31, 1992).

The following table is presented on a comparative basis, whereby 1992 excludes the November 1 to December 31, 1991, period for our international companies.

(Millions)                                   1994        1993       1992

Net cash provided by
 operating activities                       $1,929      $2,091     $2,218
Net cash used in
 investing activities                       (1,171)     (1,092)    (1,139)
Net cash used in
 financing activities                         (740)     (1,128)    (1,027)
Effect of exchange rate
 changes on cash                                 5          21        (20)
______________________________________________________________________________
Net increase (decrease) in
 cash and cash equivalents                  $   23      $ (108)    $   32
Capital expenditures                        $1,148      $1,112     $1,225
Depreciation                                 1,003         976        950
______________________________________________________________________________

Future Outlook
Looking ahead, the company expects good sales and earnings growth to continue in 1995. The company's strong flow of new products, expansion in international markets, sharp focus on customer satisfaction and continued productivity improvement all will drive growth. The company will work to offset expected higher raw material costs through selling price increases and continued productivity improvements.

Capital spending, after declining in 1992 and 1993, increased about 3 percent in 1994. The company expects capital spending to increase about 10 percent in 1995. Depreciation expense as a percent of sales should continue to contribute to margin improvement. Employment levels should continue to decline slightly in 1995.

The company's tax rate is expected to increase by about one percentage point in 1995. In 1994, the company was allowed to claim additional tax benefits on export sales from several earlier years. In addition, the company expects to earn more profit from outside the United States, where tax rates are generally higher.

Item 8. Financial Statements and Supplementary Data.

	Index to Financial Statements
                                            						      Reference (pages)
						                                                   	  Form 10-K

Data submitted herewith:
   Report of Independent Accountants. ...........................  20

   Consolidated statement of income for the years ended
     December 31, 1994, 1993 and 1992 ...........................  21

   Consolidated balance sheet at December 31, 1994 and
     1993 .......................................................  22

   Consolidated statement of cash flows
    for the years ended December 31,
    1994, 1993 and 1992 .........................................  23

   Notes to consolidated financial statements ...................24-37

	Report of Independent Accountants

To the Stockholders of Minnesota Mining and Manufacturing Company:

We have audited the consolidated financial statements of Minnesota Mining and Manufacturing Company and Subsidiaries as listed in Item 8 of this Form 10-K. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Minnesota Mining and Manufacturing Company and Subsidiaries as of December 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

As discussed in the Notes to Consolidated Financial Statements, the company changed the fiscal year-end of its international companies in 1992 and also adopted Statements of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," and No. 109, "Accounting for Income Taxes."




				/s/ COOPERS & LYBRAND L.L.P.

				COOPERS & LYBRAND L.L.P.



St. Paul, Minnesota
February 13, 1995

Consolidated Statement of Income


Minnesota Mining and Manufacturing Company and Subsidiaries
For the Years Ended December 31                          1994     1993     1992
(Amounts in millions, except per-share amounts)

Net Sales                                             $15,079  $14,020  $13,883
________________________________________________________________________________

Operating Expenses
  Cost of goods sold                                    8,995    8,529    8,346
  Selling, general and administrative expenses          3,833    3,535    3,557
  Legal settlement                                        --       --      (129)
  Special charges                                         --       --       115
_______________________________________________________________________________
       	  Total                                        12,828   12,064   11,889
________________________________________________________________________________
Operating Income                                        2,251    1,956    1,994
________________________________________________________________________________
Other Income and Expense
  Interest expense                                         87       50       76
  Investment and other income - net                       (25)     (96)     (29)
  Implant litigation - net                                 35       --       --
________________________________________________________________________________
	         Total                                            97      (46)      47
________________________________________________________________________________
Income Before Income Taxes, Minority Interest and
  Cumulative Effect of Accounting Changes               2,154    2,002    1,947
Provision for Income Taxes                                771      707      687
Minority Interest                                          61       32       24
________________________________________________________________________________

Income Before Cumulative Effect of Accounting Changes   1,322    1,263    1,236
Cumulative Effect of Accounting Changes                   --       --        (3)
_______________________________________________________________________________
Net Income                                            $ 1,322  $ 1,263  $ 1,233


Per-Share Amounts:
  Income Before Cumulative Effect of Accounting Changes $3.13  $  2.91  $  2.82
  Cumulative Effect of Accounting Changes                 --       --     (0.01)
________________________________________________________________________________
  Net Income                                            $3.13  $  2.91  $  2.81
________________________________________________________________________________
Average Shares Outstanding                              423.0    434.3    438.2

All share and per-share data reflect a two-for-one stock split effective March 15, 1994.

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

Consolidated Balance Sheet


Minnesota Mining and Manufacturing Company and Subsidiaries
At December 31                                                1994       1993
(Dollars in millions)
Assets
Current Assets
  Cash and cash equivalents                                 $   297    $   274
  Other securities                                              194        382
  Accounts receivable - net                                   2,948      2,610
  Inventories                                                 2,763      2,401
  Other current assets                                          726        696
______________________________________________________________________________
       	  Total current assets                                6,928      6,363

Investments                                                     536        455
Property, Plant and Equipment - net                           5,054      4,830
Other Assets                                                    978        549
______________________________________________________________________________
          Total                                             $13,496    $12,197



Liabilities and Stockholders' Equity
Current Liabilities
  Accounts payable                                          $   996    $   878
  Payroll                                                       328        331
  Income taxes                                                  110        290
  Short-term debt                                               917        697
  Other current liabilities                                   1,254      1,086
______________________________________________________________________________
       	 Total current liabilities                            3,605      3,282

Other Liabilities                                             2,126      1,607
Long-Term Debt                                                1,031        796
Stockholders' Equity - net                                    6,734      6,512
  Shares outstanding - 1994: 419,793,702
              		       1993: 429,478,638
______________________________________________________________________________
       	   Total                                            $13,496    $12,197


Share data reflect a two-for-one stock split effective March 15, 1994.

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

Consolidated Statement of Cash Flows

Minnesota Mining and Manufacturing Company and Subsidiaries
For the Years Ended December 31                       1994      1993      1992*
(Dollars in millions)

Cash Flows from Operating Activities
Net income                                           $1,322    $1,263    $1,233
Adjustments to reconcile net income
    to net cash provided by operating activities:
  Legal settlement                                      --        129      (129)
  Special charges                                       --        (29)      115
  Cumulative effect of accounting changes               --         --       103
  Depreciation                                        1,003       976     1,004
  Amortization                                           98       100        83
  Accounts receivable                                  (243)     (327)     (142)
  Inventories                                          (302)     (161)      (78)
  Working capital and other changes                      51       140        88
________________________________________________________________________________
Net cash provided by operating activities             1,929     2,091     2,277

Cash Flows from Investing Activities
  Capital expenditures                               (1,148)   (1,112)   (1,318)
  Proceeds from sale of property, plant and equipment    45        53        78
  Acquisitions and other investments                    (93)      (71)      (59)
  Proceeds from divestitures and investments             25        38        63
________________________________________________________________________________
Net cash used in investing activities                (1,171)   (1,092)   (1,236)

Cash Flows from Financing Activities
  Net change in short-term debt                         216        48       (83)
  Repayment of long-term debt                           (62)      (80)     (187)
  Proceeds from long-term debt                          401       150       139
  Purchases of treasury stock                          (689)     (706)     (247)
  Reissuances of treasury stock                         138       181       177
  Payment of dividends                                 (744)     (721)     (701)
________________________________________________________________________________
Net cash used in financing activities                  (740)   (1,128)     (902)
Effect of exchange rate changes on cash                   5        21       (15)
________________________________________________________________________________
Net increase (decrease) in cash and cash equivalents     23      (108)      124
Cash and cash equivalents at beginning of year          274       382       258
________________________________________________________________________________
Cash and cash equivalents at end of year             $  297    $  274    $  382
________________________________________________________________________________

*Includes cash flows of international companies for a 14-month period from November 1, 1991, to December 31, 1992. See note on page 26 for details.

 The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

Notes to Consolidated Financial Statements

Accounting Policies
Consolidation: All significant subsidiaries are consolidated. Unconsolidated subsidiaries and affiliates are included on the equity basis.

Cash and Cash Equivalents: Cash and cash equivalents consist of cash and temporary investments with maturities of three months or less when purchased.

Other Securities and Investments: Other securities consist of marketable securities and interest-bearing bank deposits with varied maturity dates. These securities are employed in the company's banking, captive insurance and cash management operations. Investments primarily include assets from captive insurance, banking operations, other insurance, and real estate and venture capital investments.

Effective January 1, 1994, the company adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Other securities and investments classified as available-for-sale are reported at their fair value of about $160 million at December 31, 1994, with unrealized gains and losses included as a component of stockholders' equity. Held-to-maturity securities and investments are reported at amortized cost of about $350 million at December 31, 1994. Other investments totaling about $220 million are stated at cost, which approximates fair value.

Inventories: Inventories are stated at lower of cost or market, with cost generally determined on a first-in, first-out basis.

Other Assets: Other assets include goodwill, patents, other intangibles, product and other insurance claims, deferred taxes and other noncurrent assets. Intangible assets are periodically reviewed for impairment based on an assessment of future operations to ensure that they are appropriately valued. Goodwill is generally amortized on a straight-line basis over 10 years. Other intangible items are amortized on a straight-line basis over their estimated economic lives.

Effective January 1, 1994, the company adopted FASB Interpretation No. 39, which requires gross reporting for environmental and other liabilities, and for any related insurance claims. This adoption primarily increased "Other Assets" and "Other Liabilities" from year-end 1993 balances.

Deferred Income Taxes: Deferred income taxes arise from differences in bases between tax reporting and financial reporting.

Revenue Recognition: Revenue is recognized upon shipment of goods to customers and upon performance of services. The company sells a wide range of products to a diversified base of customers around the world, and therefore believes that no material concentrations of credit risk exist.

Depreciation: Depreciation of property, plant and equipment is generally computed on a straight-line basis over the estimated useful lives of these assets.

Research and Development: Research and development costs are charged to operations as incurred and totaled $1.054 billion in 1994, $1.030 billion in 1993 and $1.007 billion in 1992.

Advertising Costs: Advertising costs are generally charged to operations in the year incurred and totaled $191 million in 1994, $161 million in 1993 and $172 million in 1992.

Foreign Currency Translation: Local currencies are generally considered the functional currencies outside the United States, except in countries treated as highly inflationary. Assets and liabilities are translated at year-end exchange rates for operations in local currency environments. Income and expense items are translated at average rates of exchange prevailing during the year. Cumulative translation adjustments, recorded as a component of stockholders' equity, reduced stockholders equity by $163 million, $331 million and $198 million at December 31, 1994, 1993 and 1992, respectively.

For operations in countries treated as highly inflationary, certain financial statement amounts are translated at historical exchange rates, with all other assets and liabilities translated at year-end exchange rates. These translation adjustments are reflected in the results of operations. They decreased net income by $20 million in 1994 and by $12 million in 1993, and increased net income by $10 million in 1992.

Derivatives: Derivative financial instruments are utilized by the company to manage risks generally associated with foreign exchange rate and interest rate market volatility. The company does not hold or issue derivative financial instruments for trading purposes. The company is not a party to leveraged derivatives. Realized and unrealized gains and losses are deferred until the underlying transactions are realized. These gains and losses are recognized either as interest expense over the borrowing period for interest rate and currency swaps, as an adjustment to cost of goods sold for inventory-related hedge transactions, or in stockholders' equity for hedges of net investments in international companies. Cash flows attributable to these financial instruments are included with the cash flows from the associated hedged items.

1992 Accounting Changes
Effective January 1, 1992, the company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" and SFAS No. 109, "Accounting for Income Taxes." In addition, the international companies changed their fiscal year-end from October 31 to December 31. Adoption of these accounting changes, in aggregate, did not have a material impact on
1992 results of operations.
______________________________________________________________________________
Cumulative Effect of 1992 Accounting Changes
(Millions, except per-share data)                   Amount     Per Share
Cumulative effect of change in:
Reporting period for international
 companies, net of $25 million in
 taxes (including tax benefits from
 revaluation of certain fixed assets
 in Italy)                                          $ 100         $ 0.23
Accounting for other
 postretirement benefits, net of
 $107 million in taxes                               (183)         (0.42)
Accounting for income taxes                            80           0.18
 Total                                             $   (3)        $(0.01)


Legal Settlement and Special Charges
In December 1992, 3M recognized $129 million in settlement of a patent lawsuit involving 3M orthopedic casting materials. 3M received payment in January 1993.

In 1992, 3M recorded $115 million of special charges designed to enhance competitiveness and productivity. About 75 percent of these charges related to asset write-downs, including rationalization of manufacturing operations.



Supplemental Balance Sheet Information
______________________________________________________________________________
(Millions)                                                  1994          1993

Accounts receivable
Accounts receivable                                       $ 3,058     $ 2,730
Less allowances                                               110         120
  Accounts receivable - net                               $ 2,948     $ 2,610

Inventories
Finished goods                                            $ 1,475     $ 1,246
Work in process                                               676         604
Raw materials and supplies                                    612         551
  Total inventories                                       $ 2,763     $ 2,401

Other current assets
Deferred taxes                                            $   212     $   293
Product and other insurance claims                            158          62
Other                                                         356         341
  Total other current assets                              $   726     $   696

Property, plant and equipment - at cost
Land                                                      $   287     $   258
Buildings and leasehold improvements                        2,799       2,572
Machinery and equipment                                     8,859       8,305
Construction in progress                                      458         353
                                                 							  $12,403     $11,488
Less accumulated depreciation                               7,349       6,658
Property, plant and equipment - net                       $ 5,054     $ 4,830

Other assets
Product and other insurance claims                        $   466     $    61
Deferred taxes                                                167         146
Other                                                         345         342
  Total other assets                                      $   978     $   549

Other current liabilities
Deposits - banking operations                             $   270     $   291
Product and other liabilities                                 184         111
Deferred taxes                                                 11           6
Other                                                         789         678
  Total other current liabilities                         $ 1,254     $ 1,086

Other liabilities
Product and other liabilities                             $   690     $   268
Minority interest in subsidiaries                             460         376
Nonpension postretirement benefits                            404         386
Deferred taxes                                                 96          92
Other                                                         476         485
  Total other liabilities                                 $ 2,126     $ 1,607

Deposits - banking operations - are primarily demand deposits and, as such, the carrying amount approximates fair value.


Debt

Short-Term Debt                                  Effective
(Millions)                                   Interest rate*       1994    1993
Commercial paper                                   6.03%        $  593    $193
Long-term debt - current portion                   8.13%           174      79
Other borrowings                                   7.93%           150     425
______________________________________________________________________________
  Total short-term debt                                         $  917    $697
______________________________________________________________________________
Long-Term Debt                  Effective         Maturity
(Millions)                    Interest rate*        Date          1994    1993
ESOP debt guarantee                8.21%          1996-2004     $  444    $469
U.S. 6.375% Eurobond               6.52%               1997        200      --
Canadian 6.5% Eurobond             4.81%               1998        114     114
Medium-term 6.25% note             6.61%               1999        100      75
Swiss Franc 5.5% note              5.73%               1997         98      --
Other borrowings                   7.50%          1996-2025         75     138
______________________________________________________________________________
  Total long-term debt                                          $1,031    $796

*Weighted average effective interest rates, which reflect the effects of interest rate and currency swaps, at December 31, 1994.


Other borrowings consist primarily of borrowings of 3M's international companies and industrial bond issues in the United States.

On January 10, 1995, the company completed a two year, $200 million 7.75 percent Eurobond offering. The company entered into an interest rate swap, which resulted in an all-in borrowing cost of the 30-day commercial paper rate less 30 basis points for two years.

Maturities of long-term debt for the next five years are as follows:
1995, $174 million; 1996, $45 million; 1997, $340 million; 1998, $160 million;
and 1999, $146 million.

Interest payments included in the Consolidated Statement of Cash Flows totaled $89 million in 1994, $53 million in 1993 and $88 million in 1992. The $88 million in 1992 includes cash flows of international companies for a 14-month period from November 1, 1991, to December 31, 1992. For the calendar year 1992, interest payments were $79 million. The ESOP debt is being serviced by dividends on stock held by the ESOP and by company contributions. These contributions are reported as a benefit expense.

The company estimates that the fair value of short-term and long-term debt approximates the carrying amount of this debt. Payment of dividends is not restricted by debt covenants.


Other Financial Instruments

Interest Rate and Currency Swaps: To manage interest rate and foreign exchange rate risk and to lower its cost of borrowing, the company has entered into interest rate and currency swaps. The notional amounts set forth in the table below serve solely as a basis for the calculation of payment streams to be exchanged. These notional amounts are not a measure of the exposure of the company through its use of derivatives. These instruments mature in relationship to the underlying debt instruments and have maturities extending to 1999. Unrealized gains and losses and exposure to changes in market conditions were not material at December 31, 1994 and 1993.

Notional Amounts
(Millions)                                         1994    1993
Interest rate swaps                                $489    $486
Currency swaps                                      256     119


Foreign Exchange Forward and Options Contracts: The company has entered into foreign exchange forward and options contracts, all having maturities of less than one year. The face amounts represent contracted U.S. dollar equivalents of non-U.S. dollar forward and options contracts. The amounts at risk are not material, because the company is not required to exercise options purchased, and it has the ability to generate offsetting foreign currency cash flows.
The unrealized gains and losses at December 31, 1994 and 1993, were not material.

Face Amounts
(Millions)                                         1994    1993
Forward contracts                                  $772    $601
Options purchased                                    65     235
Options sold                                        109     103

The company engages in foreign currency hedging activities to reduce exchange risks arising from cross-border, non-U.S. dollar cash flows. The company operates on a global basis, generating about one-half of its revenues from international customers and engaging in substantial product and financial transfers between geographic areas.

Credit Risk: The company is exposed to credit loss in the event of nonperformance by counterparties in interest rate swaps, currency swaps and foreign exchange contracts, but the company does not anticipate nonperformance by any of these counterparties. The company actively monitors its exposure to credit risk through the use of credit approvals and credit limits, and by selection of major international banks and financial institutions as counterparties.

Leases
Rental expense under operating leases was $149 million in 1994, $141 million in 1993 and $140 million in 1992.  The table below sets forth minimum payments under operating leases with noncancelable terms in excess of one year as of year-end 1994.
______________________________________________________________________________
                                                        								 After
(Millions)               1995    1996    1997    1998    1999    1999   Total
Minimum lease payments    $69     $56     $42     $22     $17     $87    $293


Income Taxes
______________________________________________________________________________
Income Before Income Taxes
(Millions)                                  1994        1993        1992
U.S.                                      $1,435      $1,390      $1,301
International                                719         612         646
  Total                                   $2,154      $2,002      $1,947

______________________________________________________________________________
Provision for Income Taxes
(Millions)                                  1994        1993        1992
Currently payable
 Federal                                  $  338      $  430      $  371
 State                                        67          74          78
 International                               297         292         339
Deferred
 Federal                                      52         (66)        (63)
 State                                         5          (5)         (6)
 International                                12         (18)        (32)
______________________________________________________________________________
 Total                                    $  771      $  707      $  687

Deferred taxes in 1994 and 1993 include benefit costs not currently deductible of $293 million and $336 million, respectively, and accelerated depreciation for tax purposes of $362 million in both 1994 and 1993.

Income tax payments included in the Consolidated Statement of Cash Flows totaled $895 million in 1994, $802 million in 1993 and $743 million in 1992. The $743 million in 1992 includes cash flows of international companies for the 14-month period from November 1, 1991, to December 31, 1992. For calendar year 1992, income tax payments were $714 million.

At December 31, 1994, there were approximately $3.060 billion of retained earnings attributable to international companies that are considered to be permanently invested. No provision has been made for taxes that might be payable if these earnings were remitted to the United States. It is not practical to determine the amount of incremental tax that might arise were these earnings to be remitted.
______________________________________________________________________________
Reconciliation of Effective Income Tax Rate            1994     1993     1992
Statutory U.S. tax rate                                35.0%    35.0%    34.0%
State income taxes - net                                2.2      2.2      2.5
International taxes                                     2.7      3.0      4.4
Adjusted prior years' export sales benefit             (1.9)      --       --
All other - net                                        (2.2)    (4.9)    (5.6)
 Effective worldwide tax rate                          35.8%    35.3%    35.3%


Stockholders' Equity
Common stock, without par value, of 500,000,000 shares is authorized, with 472,016,528 shares issued in 1994, 1993 and 1992. Treasury shares at year-end totaled 52,222,826 in 1994, 42,537,890 in 1993 and 33,948,428 in 1992. This
stock is reported at cost. Preferred stock, without par value, of 10,000,000 shares is authorized but unissued. All share and per-share data reflect a two-for-one common stock split effective March 15, 1994.

_______________________________________________________________________________________
  					                                      Translation
                                    					      and Fair      ESOP
		                      	   Common  Retained    Value       Unearned   Treasury
(Dollars in millions)       Stock  Earnings  Adjustments  Compensation  Stock    Total
_______________________________________________________________________________________
Balance, December 31, 1991   $296    $7,536     $ (24)     $(516)    $  (999)  $6,293
Net income                            1,233                                     1,233
Dividends paid ($1.60 per share)       (701)                                     (701)
Reacquired stock (5,123,378 shares)                                     (247)    (247)
Issuances pursuant to stock option and
  benefit plans (4,910,760 shares)      (56)                             233      177
Amortization of unearned compensation                         18                   18
Translation adjustments                          (174)                           (174)
Balance, December 31, 1992   $296    $8,012     $(198)     $(498)    $(1,013)  $6,599
Net income                            1,263                                     1,263
Dividends paid ($1.66 per share)       (721)                                     (721)
Reacquired stock (13,161,736 shares)                                    (706)    (706)
Issuances pursuant to stock option and
  benefit plans (4,572,274 shares)      (54)                             245      191
Amortization of unearned compensation                         19                   19
Translation adjustments                          (133)                           (133)
Balance, December 31, 1993   $296    $8,500     $(331)     $(479)    $(1,474)  $6,512
Net income                            1,322                                     1,322
Dividends paid ($1.76 per share)       (744)                                     (744)
Reacquired stock (13,136,376 shares)                                    (689)    (689)
Issuances pursuant to stock option and
  benefit plans (3,451,440 shares)      (39)                             188      149
Amortization of unearned compensation                         19                   19
Translation and fair value adjustments            165                             165
Balance, December 31, 1994   $296    $9,039     $(166)     $(460)    $(1,975)  $6,734


Business Sectors
Financial information relating to the company's business sectors for the years ended December 31, 1994, 1993 and 1992 appears below. 3M is an integrated enterprise characterized by substantial intersector cooperation, cost allocations and inventory transfers. Therefore, management does not represent that these sectors, if operated independently, could earn the operating income shown.

              				                 Information,
		                    Industrial   Imaging and    Life   Eliminations  Total
(Millions)          and Consumer   Electronic   Sciences  and Other  Company

Net Sales     1994    $5,875        $4,635       $4,553     $ 16     $15,079
	             1993     5,350         4,520        4,132       18      14,020
	             1992     5,215         4,599        4,026       43      13,883

Operating     1994    $  994        $  292       $  954     $ 11     $ 2,251
Income        1993       849           271          846      (10)      1,956
       	      1992(1)    826           238          926        4       1,994

Identifiable  1994    $4,161        $3,596       $3,155     $172     $11,084
Assets (2)    1993     3,776         3,460        2,854      144      10,234
       	      1992     3,734         3,264        2,712      172       9,882

Depreciation  1994    $  343        $  375       $  261     $ 24     $ 1,003
       	      1993       341           366          249       20         976
	             1992(3)    323           356          238       33         950

Capital       1994    $  394        $  403       $  351     $ --     $ 1,148
Expenditures  1993       399           388          327       (2)      1,112
	             1992(3)    437           444          327       17       1,225


(1) Includes a legal settlement that increased operating income for the Life Sciences Sector by $129 million. Also includes special charges of $115 million, of which $81 million was in the Information, Imaging and Electronic Sector.

(2) Excludes certain corporate assets, primarily cash and cash equivalents, other securities, insurance receivables, deferred income taxes, certain other current assets, and investments.

(3) Excludes $93 million of capital expenditures and $54 million of depreciation for international companies from November 1 to December 31, 1991. See accounting changes note on page 26 for details.

Geographic Areas
Information in the table below is presented on the same basis as utilized by the company to manage the business. Export sales and certain income and expense items are reported in the geographic area where the final sale to customers is made rather than where the transaction originates.

             			    United   Europe and    Asia     Other    Elimina-   Total
(Millions)          States   Middle East  Pacific   Areas (1)   tions   Company

Net Sales to  1994   $7,511    $3,870     $2,469    $1,229             $15,079
Customers     1993    7,126     3,646      2,154     1,094              14,020
       	      1992    6,922     4,068      1,847     1,046              13,883

Transfers     1994   $1,642    $  213     $   31    $  158   $(2,044)      --
Between       1993    1,393       172         28       146    (1,739)      --
Geographic    1992    1,273       176         31       119    (1,599)      --
Areas

Operating     1994   $1,107    $  401     $  515    $  228             $ 2,251
Income        1993      940       376        429       211               1,956
       	      1992(2)   945       489        368       192               1,994

Identifiable  1994   $6,200    $2,872     $1,742    $  863    $ (593)  $11,084
Assets (3)    1993    5,875     2,633      1,531       710      (515)   10,234
       	      1992    5,634     2,824      1,333       660      (569)    9,882


(1)  Includes Canada, Latin America and Africa.

(2) Includes a legal settlement that increased operating income in the United States by $129 million. Also includes special charges of $115 million, of which $74 million was in Europe.

(3) Excludes certain corporate assets, primarily cash and cash equivalents, other securities, insurance receivables, deferred income taxes, certain other current assets, and investments.

  At year-end, net assets of companies outside the United States totaled $3.390 billion in 1994, $2.963 billion in 1993 and $2.998 billion in 1992.




Retirement Plans
3M has various company-sponsored retirement plans covering substantially all U.S. employees and many employees outside the United States. Pension benefits are based principally on an employee's years of service and compensation near retirement. Plan assets are invested in common stocks, fixed-income securities, real estate and other investments.

The company's funding policy is to deposit with an independent trustee amounts at least equal to those required by law. A trust fund is maintained to provide pension benefits to plan participants and their beneficiaries.
In addition, a number of plans are maintained by deposits with insurance companies. The charge to income relating to these plans was $183 million in 1994, $203 million in 1993 and $178 million in 1992.

Net Pension Cost                    U.S. Plan             International Plans
(Millions)                     1994    1993    1992       1994    1993   1992
Service cost                   $117    $110    $108        $85    $ 86    $73
Interest cost                   280     276     252         89      80     78
Return on plan assets - actual   70    (430)   (221)        (2)   (185)   (73)
Net amortization and deferral  (377)    154     (38)       (79)    112     (1)
Net pension cost               $ 90    $110    $101        $93    $ 93    $77

Funded Status of Pension Plans             U.S. Plan     International Plans
(Millions)                               1994     1993       1994     1993
Plan assets at fair value              $3,343   $3,473      $1,333   $1,207
Accrued pension cost                      161      180          97       78
Amount provided for future benefits    $3,504   $3,653      $1,430   $1,285
Actuarial present value of:
  Vested benefit obligation             2,889    3,024       1,022      875
  Non-vested benefit obligation           423      470         100       65
  Accumulated benefit obligation       $3,312   $3,494      $1,122   $  940
Amount provided for future benefits
  less accumulated benefit obligation     192      159         308      345
Projected benefit obligation            3,721    3,921       1,514    1,279
Plan assets at fair value less
  projected benefit obligation         $ (378)  $ (448)     $ (181)  $  (72)
Unrecognized net transition
  (asset) obligation                     (187)    (224)         22       10
Other unrecognized items                  404      492          62      (16)
Accrued pension cost                   $ (161)  $ (180)     $  (97)  $  (78)

                             				    U.S. Plan             International Plans
Assumptions at Year-End        1994    1993    1992       1994    1993   1992
Discount rate                  8.25%   7.25%   8.00%      7.45%   7.26%  7.91%
Compensation rate increase     5.00%   5.00%   6.25%      5.71%   5.31%  6.40%
Long-term rate of return on
  assets                       9.00%   9.00%   9.00%      7.65%   7.64%  8.23%

Net pension cost is determined using assumptions at the beginning of the year. Funded status is determined using assumptions at year-end.

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

Net Periodic Postretirement Benefit Cost
(Millions)                                1994           1993            1992
Service cost                              $ 28           $ 23            $ 21
Interest cost                               55             53              49
Return on plan assets - actual              16            (23)            (20)
Net amortization and deferral              (40)             1              --
Total                                     $ 59           $ 54            $ 50

Funded Status of Postretirement Benefit Plan
(Millions)                                               1994            1993
Fair value of plan assets                               $ 319           $ 335
Accumulated postretirement
benefit obligation:
     Retirees                                           $ 256           $ 248
     Fully eligible active plan participants              167             153
     Other active plan participants                       367             378
Benefit obligation                                      $ 790           $ 779
Plan assets less benefit obligation                     $(471)          $(444)
Adjustments and unrecognized items                         67              58
Accrued postretirement cost                             $(404)          $(386)

The accumulated postretirement benefit obligation and related benefit cost are determined through the application of relevant actuarial assumptions. The company anticipates its health care cost trend rate to slow from 7.2 percent in 1995 to 5.0 percent in 2003, after which the trend rate is expected to stabilize. The effect of a one percentage point increase in the assumed health care cost trend rate for each future year would increase the benefit obligation by $62 million and the current year benefit expense by $8 million. Other actuarial assumptions include an expected long-term rate of return on plan assets of 9.0 percent (before taxes applicable to a portion of the return on plan assets), and a discount rate of 8.25 percent.


Employee Stock Ownership Plan
The company maintains an Employee Stock Ownership Plan (ESOP) for substantially all regular U.S. employees not covered by collective bargaining agreements. This plan was established in 1989 as a cost-effective way of funding certain employee retirement savings benefits, including the company's matching contributions under a 401(k) employee savings plan. The ESOP borrowed $548 million and used the proceeds to purchase 15.4 million shares of the company's common stock, previously held in treasury. Because the company has guaranteed repayment of the ESOP debt, the debt and related unearned compensation are recorded in the Consolidated Balance Sheet.

ESOP Shares                             1994          1993          1992
Allocated shares                   4,236,925     3,447,668     2,587,306
Committed to be released                 --            --            --
Unreleased shares                 10,941,944    11,875,928    12,780,918
Total shares held by the ESOP     15,178,869    15,323,596    15,368,224

Employee Savings Plan
The company sponsors employee savings plans under Section 401(k) of the Internal Revenue Code. These plans are offered to substantially all regular U.S. employees. The company matches employee contributions of up to 6 percent of compensation at rates ranging from 10 to 85 percent, depending upon company performance. Amounts charged against income were $26 million in 1994, and $29 million in both 1993 and 1992.

General Employees' Stock Purchase Plan
Substantially all regular U.S. employees are eligible to participate in the General Employees' Stock Purchase Plan. Participants are granted options at 85 percent of market value at the date of grant. Options must be exercised within 27 months from date of grant.

                                           						       Shares     Price Range
Under option-
   January 1, 1994                                     472,898    $36.95-48.30
     Granted                                         1,711,898     41.76-46.54
     Exercised                                      (1,750,579)    36.95-48.30
     Canceled                                          (65,017)    36.95-48.30
Under option-
   December 31, 1994                                   369,200    $41.76-48.30

Shares available for grant-
   December 31, 1994                                15,959,549



Management Stock Ownership Program
Management stock options are granted at market value at the date of grant.
At year-end, there were 4,374 participants in the plan.  All outstanding options expire between May 1995 and May 2004.
                                           						       Shares    Price Range
Under option-
   January 1, 1994                                  20,182,694    $19.37-58.08
     Granted                                         4,228,789     47.65-56.25
     Exercised                                      (1,656,146)    19.37-51.83
     Canceled                                          (39,396)    19.44-58.08
Under option-
   December 31, 1994                                22,715,941    $19.44-58.08

Options exercisable-
   December 31, 1994                                18,960,735    $19.44-58.08

Shares available for grant-
   December 31, 1994                                17,595,213

Quarterly Data (Unaudited)

 (Millions, except
   per-share data)             First    Second     Third     Fourth    Year

Net Sales
1994                          $3,632    $3,772     $3,820    $3,855   $15,079
1993                           3,517     3,540      3,481     3,482    14,020

Cost of Goods Sold
1994                          $2,168    $2,247     $2,282    $2,298    $8,995
1993                           2,112     2,131      2,167     2,119     8,529


Net Income
1994                            $306      $343       $341      $332    $1,322
1993                             330       331        316       286     1,263

   Per-Share
1994                            $.72      $.81       $.81      $.79     $3.13
1993                             .75       .76        .73       .67     $2.91


Stock Price Comparisons (NYSE Composite Transactions)
1994 High                     $56.38    $52.38      $57.13   $56.63    $57.13
1994 Low                       49.00     46.38       49.25    50.38     46.38
1993 High                      55.88     58.50       55.63    56.75     58.50
1993 Low                       48.63     52.44       51.13    50.75     48.63



Legal Proceedings
Discussion of legal matters is cross-referenced to Form 10-K Item 3, Legal Proceedings, and should be considered an integral part of the Financial Statements and Notes.

Item 9. Disagreements on Accounting and Financial Disclosure.

	None.

	PART III

Item 10. Directors and Executive Officers of the Registrant.

Item 11. Executive Compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

Item 13. Certain Relationships and Related Transactions.

	The information called for by Items 10 through 13 are omitted pursuant to general instruction G(3). The registrant will file with the Commission a definitive proxy statement pursuant to Regulation 14A before April 30, 1995.


	PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) The financial statements filed as part of this report are listed in the index to financial statements on page 19.

All schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements or the notes thereto.

(b)     Reports on Form 8-K:

3M was not required to file any reports on Form 8-K for the quarter ended December 31, 1994.

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

  (10)  Management contracts, management
       	remuneration:
       	(a) management stock ownership program.   Exhibit 4 of
						                                            Registration No. 33-49842
						                                            on Form S-8
       	(b) profit sharing plan, performance      Written description contained
	           unit plan and other compensation      in issuer's proxy statement
	           arrangements.                         for the 1995 annual
                                      						      shareholders meeting.


                                      						       Reference (pages)
                                             							   Form 10-K
   Submitted herewith:

	(11)  Computation of per share earnings.                 40

	(12)  Calculation of ratio of earnings
	      to fixed charges.                                  41

	(21)  Subsidiaries of the registrant.                    42

	(23)  Consent of experts.                                43

	(24)  Power of attorney.                                 44

	(27)  Financial data schedule (EDGAR filing only)


				SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

		 MINNESOTA MINING AND MANUFACTURING COMPANY


			     By  /s/ Giulio Agostini
				 Giulio Agostini, Senior Vice President -
				 Finance and Office Administration
				 Principal Financial and Accounting Officer
				 March 6, 1995

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 6, 1995.

Signature               Title

LIVIO D. DeSIMONE       Chairman of the Board and
                     			Chief Executive Officer, Director

EDWARD A. BRENNAN       Director
LAWRENCE E. EATON       Director
HARRY A. HAMMERLY       Director
ALLEN F. JACOBSON       Director
JERRY R. JUNKINS        Director
RONALD A. MITSCH        Director
ALLEN E. MURRAY         Director
AULANA L. PETERS        Director
ROZANNE L. RIDGWAY      Director
FRANK SHRONTZ           Director
F. ALAN SMITH           Director
LOUIS W. SULLIVAN       Director

Arlo D. Levi, by signing his name hereto, does hereby sign this document pursuant to powers of attorney duly executed by the other persons named, filed with the Securities and Exchange Commission on behalf of such other persons, all in the capacities and on the date stated, such persons constituting a majority of the directors of the company.

			    By  /s/ Arlo D. Levi
				Arlo D. Levi, Attorney-in-Fact