Form 10-Q
period 1995-03-31
MINNESOTA MINING & MANUFACTURING CO
filed 1995-05-08
CIK 66740

UNITED STATES
		 SECURITIES AND EXCHANGE COMMISSION
		      Washington, D.C. 20549

			     FORM 10-Q

	   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
	       OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter ended March 31, 1995         Commission file number: 1-3285


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

   On March 31, 1995, there were 419,954,624 shares of the Registrant's common stock outstanding.



			 This document contains 18 pages.
		    The exhibit index is set forth on page 14.




	       MINNESOTA MINING AND MANUFACTURING COMPANY
            			     AND SUBSIDIARIES

		           PART I.  FINANCIAL INFORMATION

      		    CONSOLIDATED STATEMENT OF INCOME
	     (Amounts in millions, except per-share amounts)
			                  (Unaudited)

                                           Three months ended
                                                March 31
                                             1995       1994
     Net Sales                              $4,087     $3,632

     Operating Expenses
       Cost of goods sold                    2,419      2,168
       Selling, general and
         administrative expenses             1,022        915
       	      Total                          3,441      3,083

     Operating Income                          646        549

     Other Income and Expense
       Interest expense                         31         17
       Investment and other
         income - net                          (10)        (5)
       Implant litigation - net                 --         35
              Total                             21         47

     Income Before Income Taxes
       and Minority Interest                   625        502

     Provision for Income Taxes                231        181

     Minority Interest                          18         15

     Net Income                             $  376     $  306

     Average Shares Outstanding              419.8      426.7

     Per-Share Amounts:
       Net Income                           $  .90     $  .72

       Cash dividends declared and paid     $  .47     $  .44


     The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.


		  MINNESOTA MINING AND MANUFACTURING COMPANY
     			       AND SUBSIDIARIES
			       CONSOLIDATED BALANCE SHEET
			         (Dollars in millions)
                                                 March 31,
ASSETS                                             1995         December 31,
Current Assets                                  (Unaudited)         1994
   Cash and cash equivalents                       $   355          $   297
   Other securities                                    191              194
   Accounts receivable - net                         3,153            2,948
   Inventories
      Finished goods                                 1,616            1,475
      Work in process                                  684              676
      Raw materials and supplies                       640              612
         Total inventories                           2,940            2,763
   Other current assets                                797              726
            Total current assets                     7,436            6,928

Investments                                            554              536
Property, Plant and Equipment                       12,989           12,403
   Less accumulated depreciation                    (7,752)          (7,349)
        Property, plant and equipment - net          5,237            5,054
Other Assets                                           976              978
            Total                                  $14,203          $13,496

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts payable                                $   938          $   996
   Payroll                                             395              328
   Income taxes                                        257              110
   Short-term debt                                     730              917
   Other current liabilities                         1,289            1,254
       	    Total current liabilities                3,609            3,605

Other Liabilities                                    2,255            2,126

Long-term Debt                                       1,213            1,031

Stockholders' Equity
   Common stock, no par, 472,016,528
      shares issued                                    296              296
   Retained earnings                                 9,199            9,039
   Unearned compensation - ESOP                       (456)            (460)
   Cumulative translation - net                         43             (163)
   Net unrealized gain(loss)-debt & equity securities    8               (3)
   Less cost of treasury stock -
      March 31, 1995,     52,061,904 shares;
      December 31, 1994,  52,222,826 shares         (1,964)          (1,975)
       	 Stockholders' Equity - net                  7,126            6,734
            Total                                  $14,203          $13,496

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.


  		 MINNESOTA MINING AND MANUFACTURING COMPANY
		       	       AND SUBSIDIARIES

 		     CONSOLIDATED STATEMENT OF CASH FLOWS
	       		    (Dollars in millions)
			             	 (Unaudited)


                                                       Three months ended
                                                            March 31
                                                        1995         1994

Cash Flows from Operating Activities:
   Net income                                          $  376     $  306
   Adjustments to reconcile net income
     to net cash provided by operating activities:
     Depreciation and amortization                        273        265
     Working capital and other changes                    (61)      (135)
Net cash provided by operating activities                 588        436

Cash Flows from Investing Activities:
   Capital expenditures                                  (298)      (243)
   Other changes                                            8        (12)
Net cash used in investing activities                    (290)      (255)

Cash Flows from Financing Activities:
   Net change in short-term debt                         (125)       392
   Repayment of long-term debt                            (76)       (49)
   Proceeds from long-term debt                           200        101
   Purchases of treasury stock                            (56)      (366)
   Reissuances of treasury stock                           49         40
   Payment of dividends                                  (197)      (188)
Net cash used in financing activities                    (205)       (70)

Effect of exchange rate changes on cash                   (35)         5

Net increase in cash and cash equivalents                  58        116

Cash and cash equivalents at beginning of year            297        274
Cash and cash equivalents at end of period             $  355     $  390

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.



		 MINNESOTA MINING AND MANUFACTURING COMPANY
			      AND SUBSIDIARIES

		 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
				(Unaudited)

The interim financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. These adjustments consist of normal, recurring items. The results of operations for any interim period are not necessarily indicative of results for the full year. The condensed consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the company's annual consolidated financial statements and notes. This Form 10-Q should be read in conjunction with the company's consolidated financial statements and notes included in its 1994 Annual Report on Form 10-K.

Discussion of legal matters is cross-referenced to this Form 10-Q, Part II, Item 1, Legal Proceedings, and should be considered an integral part of the Consolidated Financial Statements and Notes.

Coopers & Lybrand L.L.P., the company's independent accountants, have performed a review of the unaudited interim financial statements included herein and their report thereon accompanies this filing.




		 REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders of Minnesota Mining and Manufacturing Company:

We have reviewed the accompanying condensed consolidated balance sheet of Minnesota Mining and Manufacturing Company and Subsidiaries as of March 31, 1995, and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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

Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1994, and the related consolidated statements of income and cash flows for the year then ended (not presented herein); and in our report dated February 13, 1995, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1994, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


			       /s/ COOPERS & LYBRAND L.L.P.

			       COOPERS & LYBRAND L.L.P.



St. Paul, Minnesota
April 24, 1995




	       MINNESOTA MINING AND MANUFACTURING COMPANY
			    AND SUBSIDIARIES

		 Management's Discussion and Analysis of
	      Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Worldwide sales for the first quarter totaled $4.087 billion, an increase of 12.5 percent from $3.632 billion in the first quarter last year. Worldwide unit sales rose about 9 percent.

In the United States, the company's unit sales rose about 6 percent compared with the first quarter last year, with all three sectors showing growth. This growth was led by the Industrial and Consumer Sector and the Life Sciences Sector. The Industrial and Consumer Sector posted solid growth in most businesses, from tapes and abrasives to specialty chemicals and consumer products and office supplies. The Life Sciences Sector volume growth was well-balanced among its two major businesses -- health care, and traffic and personal safety. The Information, Imaging and Electronic Sector volume growth was held back by the declining micrographics market and softness in medical imaging.

Internationally, unit volume increased about 13 percent, with all three sectors showing growth. International unit sales have increased at a double-digit rate for four quarters in a row. Volume rose about 10 percent in Europe, the company's best gain there in many quarters. In the Asia Pacific area, volume was up about 13 percent. Volume in Japan was up about 6 percent, while volume growth in the rest of Asia rose more than 25 percent. In Latin America, volume was up nearly 30 percent, led by Brazil. In Canada, volume increased nearly 15 percent.

Worldwide selling prices declined slightly compared to the first quarter of 1994. Prices in the United States declined about 1 percent. International selling prices, helped by increases in Latin America, were essentially unchanged from the first quarter last year. Currency translation increased international sales by about 7 percent and worldwide sales by about 4 percent.

Cost of goods sold, which includes manufacturing, research and development, and engineering, was 59.2 percent of sales, down five-tenths of a percentage point from the first quarter last year. Cost of goods sold benefited from the 9 percent volume gain and productivity-improvement efforts. As a percent of sales, research and development costs were four-tenths of a percentage point lower and depreciation costs three-tenths of a percentage point lower. Currency effects also helped cost of goods sold, but this benefit was offset by higher raw material costs and by slightly lower selling prices.

Selling, general and administrative spending of $1.022 billion was 25.0 percent of sales. This was down two-tenths of a percentage point from the same quarter last year and the lowest ratio of SG&A spending in six quarters.

Worldwide operating income was $646 million, up nearly 18 percent from the first quarter last year. Most of the improvement in operating income came from International Operations. While currency helped profits, international also benefited from double-digit volume growth, as well as from many actions taken, particularly in Europe, to reduce costs and increase efficiency. In the United States, operating income was up slightly.

On a sector basis, strong worldwide operating income gains were achieved in the Industrial and Consumer Sector, and the Life Science Sector. Both sectors also improved margins. In the Information, Imaging and Electronic Sector, operating income declined from the same quarter last year, but margins were a full percentage point higher than total year 1994. This sector has been affected by significant investments in new products.

First quarter 1995 interest expense of $31 million was $14 million higher than in the same quarter last year. This increase was mainly due to a planned increase in debt together with higher interest rates. Investment and other income improved by $5 million from the first quarter last year.

The first quarter 1995 worldwide effective tax rate was 37.0 percent, up one percentage point from the first quarter last year, and up 1.2 percentage points from the rate for 1994 overall. The company's 1995 tax rate is higher for two reasons. First, the company expects more of its profit to come from outside the United States where tax rates are generally higher. Second, in 1994, the company was allowed to claim additional tax benefits on exports from several prior years.

Net income increased 22.9 percent to $376 million, or $.90 per share, compared with $306 million, or $.72 per share, in the same quarter last year. Adjusting for a charge for mammary implant litigation in the first quarter of 1994, net income increased about 15 percent and earnings per share increased about 17 percent from the same quarter last year.

The company estimates that changes in the value of the U.S. dollar increased net income by $23 million, or about 5 cents per share, in the first quarter compared to the corresponding quarter of 1994. This estimate includes the effect of translating profits from local currencies into U.S. dollars, the costs in local currencies of transferring goods between the parent company in the United States and international companies, and transaction gains and losses in countries not considered to be highly inflationary.

As discussed in this Form 10-Q, Part II, Item 1, Legal Proceedings, mammary implant litigation resulted in a pre-tax charge of $35 million ($22 million after tax) in the first quarter of 1994. Although there can be no certainty that the company may not ultimately incur charges in excess of presently established accruals, the company believes that such additional charges, if any, will not pose a material risk to the financial position of the company or its results of operations.



Looking ahead, the company expects to set new records for sales and earnings for total year 1995. The company expects to benefit from a strong flow of innovative products, emphasis on customer satisfaction, expansion in international markets, and continued productivity improvement.

Currency, at March 31, 1995 exchange rates, could increase total year 1995 earnings by an estimated 12 to 15 cents per share. This may overstate the true benefit of currency, because in several strong-currency countries, particularly Japan and Germany, the company has been obliged to pass along some of the benefits of the weaker dollar through lower selling prices.

Raw materials are expected to have a greater impact on costs as the year progresses. Several of the company's major feedstocks are showing substantial price increases. Due to the inventory lag under FIFO accounting the company did not experience the full effect of higher raw material costs in the first quarter. The company is striving to offset higher raw material costs through selling price increases and through strong emphasis on productivity improvement.

Worldwide employment levels increased by about 385 people compared with the first quarter last year, mainly in Latin America and Asia. Productivity continued to improve, with sales per employee in local currencies up about 9 percent in the first quarter of 1995, compared to 8 percent for total year 1994. The company expects to maintain a strong increase in sales per employee in 1995.

Capital spending decreased 7.5 percent in 1992 and 9.3 percent in 1993. In 1994, capital spending increased 3.3 percent. The company expects capital spending to increase about 15 percent in 1995. The company is investing to meet increased demand for certain fast-growing product lines, and to improve manufacturing efficiency.

FINANCIAL CONDITION AND LIQUIDITY
The company's financial condition and liquidity remain strong.

Working capital increased $504 million to $3.827 billion from $3.323 billion as of December 31, 1994. The accounts receivable average days sales outstanding was 63 days, the same as first quarter last year, but down four days from the end of 1994. The company's key inventory index of 4.2, which represents the number of months of inventory, was unchanged from year-end. The company's current ratio was 2.1, compared with 1.9 at year-end.

Total debt decreased $5 million from year-end 1994 to $1.943 billion. On January 10, 1995, the company completed a two-year, $200 million
7.75 percent Eurobond offering. The company entered into an interest rate swap, which resulted in an all-in borrowing cost of the 30-day commercial paper rate less 30 basis points for two years. As of March 31, 1995, total debt was 27 percent of stockholders' equity, down from 29 percent at year-end 1994. The company's borrowings continue to maintain AAA long-term ratings.

Return on average stockholders' equity for the quarter was 21.7 percent, up from 19.0 percent a year earlier, meeting the company's goal of 20 to 25 percent. Return on capital employed for the quarter was 22.4 percent, up from 20.9 percent in the comparable 1994 period. The company's goal is 27 percent or better.

Legal proceedings, including mammary implant and environmental matters, are discussed in Part II, Item 1, of this Form 10-Q. The company believes that such matters will not pose a material risk to the financial position or liquidity of the company.

Net cash provided by operating activities totaled $588 million in the first three months of the year, up $152 million from the same period last year. This increase was primarily due to working capital changes and increased net income.

Cash used in investing activities was $290 million, up $35 million from the same period last year. Capital expenditures for the first three months of 1995 were $298 million, an increase of about 23 percent compared with the same period last year.

The net change from both short-term and long-term debt financing activities was minimal in 1995, compared to inflows in the first quarter last year of $444 million. Treasury stock repurchases were $56 million, compared to repurchases in the same period last year of $366 million.

The company repurchased about 1.1 million shares of treasury stock in the first three months of this year, compared to 7.0 million shares in the same period last year. On February 13, 1995, the Board of Directors authorized the repurchase of up to 8 million shares of 3M common stock through February 12, 1996. As of March 31, 1995, 7.5 million shares remained authorized for repurchase. Stock repurchases are made to support employee stock purchase plans and for other corporate purposes.

Dividends paid increased 5.0 percent to $197 million in the first three months of this year. The dividend payout ratio decreased to 52.5 percent in the first three months from 56.3 percent for the year 1994.

The company expects cash generated by operating activities will support its primary growth initiatives, with ample borrowing capacity and lines of credit available to supplement cash flows from operations. 3M maintains a shelf registration with the Securities and Exchange Commission that provides the means to offer medium-term notes not to exceed $601 million. As of March 31, 1995, $402 million of the shelf registration was available for future financial needs.




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

Mammary Implant Litigation

As of March 31, 1995, the company had been named as a defendant, often with multiple co-defendants, in 6,475 claims and lawsuits in various courts, all seeking damages for personal injuries from allegedly defective breast implants. These claims and lawsuits purport to represent 15,889 individual claimants. It is not yet certain how many of these lawsuits and claims involve products manufactured and sold by the company, as opposed to other manufacturers. The company entered the business in 1977 by purchasing McGhan Medical and then sold that business in 1984.




On April 8, 1994, the company and other defendants concluded provisional agreements with a plaintiffs' negotiating committee regarding their contributions to a "global settlement" in the amount of $4.25 billion, which had been previously announced by the committee and three major defendants in these claims and lawsuits. The company has agreed that its maximum commitment of $325 million will be paid into a court-administered fund within three years from the date that the final order ratifying the global settlement is entered and after appeals, if any, have been exhausted. On September 1, 1994, the global settlement was approved as fair, reasonable and adequate by the U.S. District Court, Northern District of Alabama, which has had jurisdiction over this matter. This ruling has subsequently been appealed by some plaintiffs and several third parties. The company maintains a unilateral right to withdraw from the global settlement.

On May 1, 1995, the U.S. District Court for the Northern District of
Alabama stated that preliminary information from claims filed prior to the September, 1994 deadline has led the Court to believe that the total amount of "current claims" likely to be approved would substantially exceed the portion of the global settlement allocated to the classification of "current claims." This presently accounts for $1.2 billion of the total $4.25 billion settlement. The global settlement agreement provides, in this case, for a reduction in the amount to be paid individual claimants, but first obligates the parties to attempt to adjust the settlement agreement. The company and others have indicated their willingness to engage in further discussions and have begun to explore ways to minimize potential reductions, as by reallocating funds already committed to the global settlement and perhaps by obtaining additional contributions to the global settlement from the settling defendants or others. Sufficient information is not yet available to analyze the Court's preliminary information and the ultimate impact upon the global settlement. Under the global settlement agreement, a reduction or a renegotiated settlement would result in a further notice to the plaintiffs as a class, an opportunity for class members to opt out of the global settlement, and an opportunity for each settling defendant to withdraw from the global settlement.

In the first quarter of 1994, the company took a pre-tax charge of $35 million ($22 million after tax) in recognition of its best estimate of its probable liabilities and associated expenses net of the probable amount of insurance recoverable from its carriers. The company's current estimate of the probable liabilities and associated expenses is nearly $500 million. After subtracting payments made to date (for legal fees and payment of settlements to litigants and claimants electing to remove themselves from the global settlement) and adjusting for discounting, the company as of March 31, 1995, had accrued liabilities having a net present value of $347 million. The company had also accrued receivables for insurance recoveries of $377 million as of March 31, 1995. Although a number of out-of-court settlements have been reached and discussions continue with litigants and claimants, the company's current estimate of its uninsured financial exposure has not materially changed.

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

Although the company's current estimate of probable liabilities and associated expenses has increased to nearly $500 million, the company believes, based on ongoing reviews, that the coverage provided by its applicable insurance policies is sufficient to cover the current exposure. The totality of the insurance coverage is thus the basis for the company's belief that its uninsured financial exposure has not materially changed, and therefore, no recognition of additional charges has been necessary since the first quarter of 1994.




Item 6.    Exhibits and Reports on Form 8-K

       (a) The following documents are filed as exhibits to this Report.

	      (11) A statement regarding the computation of per share earnings. Page 16.

	      (12) A statement regarding the calculation of ratio of earnings to fixed charges. Page 17.

	      (15) A letter from the company's independent accountants regarding unaudited interim financial statements.
	      Page 18.


None of the other items contained in Part II of Form 10-Q is applicable to the company for the quarter ended March 31, 1995.




				 SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



			  MINNESOTA MINING AND MANUFACTURING COMPANY
					 (Registrant)



Date:    May 8, 1995


			  /s/ Giulio Agostini
			   Giulio Agostini, Senior Vice President and
			   Chief Financial Officer

			  (Mr. Agostini is the Principal Financial and
			  Accounting Officer and has been duly
			  authorized to sign on behalf of the
			  registrant.)