Form 10-Q
period 1995-06-30
MINNESOTA MINING & MANUFACTURING CO
filed 1995-08-02
CIK 66740

UNITED STATES
                      	SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter ended June 30, 1995              Commission file number: 1-3285


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

On June 30, 1995, there were 420,212,461 shares of the Registrant's common stock outstanding.

                     This document contains 20 pages.
                The exhibit index is set forth on page 16.




               MINNESOTA MINING AND MANUFACTURING COMPANY
                            AND SUBSIDIARIES

                     PART I.  FINANCIAL INFORMATION

                    CONSOLIDATED STATEMENT OF INCOME
             (Amounts in millions, except per-share amounts)
                              (Unaudited)

                              Three months ended       Six months ended
                                   June 30                 June 30
                               1995       1994         1995       1994
Net Sales                     $4,135     $3,772       $8,222     $7,404

Operating Expenses
  Cost of goods sold           2,492      2,247        4,911      4,415
  Selling, general and
    administrative expenses    1,054        955        2,076      1,870
         Total                 3,546      3,202        6,987      6,285

Operating Income                 589        570        1,235      1,119

Other Income and Expense
  Interest expense                30         21           61         38
  Investment and other
    income - net                 (25)       (11)         (35)       (16)
  Implant litigation - net        --         --           --         35
         Total                     5         10           26         57

Income Before Income Taxes
  and Minority Interest          584        560        1,209      1,062

Provision for Income Taxes       212        201          443        382

Minority Interest                 19         16           37         31

Net Income                    $  353     $  343       $  729     $  649

Average Shares Outstanding     420.2      422.9        420.0      425.0

Per-Share Amounts:
  Net Income                  $  .84     $  .81       $ 1.74     $ 1.53

  Cash dividends declared
    and paid                  $  .47     $  .44       $  .94     $  .88


The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

                  MINNESOTA MINING AND MANUFACTURING COMPANY
                               AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                            (Dollars in millions)
                                                 June 30,
ASSETS                                             1995         December 31,
Current Assets                                  (Unaudited)         1994
   Cash and cash equivalents                       $   397          $   297
   Other securities                                    192              194
   Accounts receivable - net                         3,237            2,948
   Inventories
      Finished goods                                 1,650            1,475
      Work in process                                  729              676
      Raw materials and supplies                       675              612
         Total inventories                           3,054            2,763
   Other current assets                                903              726
            Total current assets                     7,783            6,928

Investments                                            572              536
Property, Plant and Equipment                       13,293           12,403
   Less accumulated depreciation                    (7,963)          (7,349)
        Property, plant and equipment - net          5,330            5,054
Other Assets                                         1,066              978
            Total                                  $14,751          $13,496

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts payable                                $   936          $   996
   Payroll                                             380              328
   Income taxes                                        231              110
   Short-term debt                                     850              917
   Other current liabilities                         1,510            1,254
            Total current liabilities                3,907            3,605

Other Liabilities                                    2,319            2,126

Long-Term Debt                                       1,231            1,031

Stockholders' Equity
   Common stock, no par, 472,016,528 shares issued     296              296
   Retained earnings                                 9,337            9,039
   Unearned compensation - ESOP                       (452)            (460)
   Cumulative translation - net                         57             (163)
   Net unrealized gain(loss)-debt & equity securities    9               (3)
   Less cost of treasury stock -
      June 30, 1995,      51,804,067 shares;
      December 31, 1994,  52,222,826 shares         (1,953)          (1,975)
         Stockholders' Equity - net                  7,294            6,734
            Total                                  $14,751          $13,496

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

                 MINNESOTA MINING AND MANUFACTURING COMPANY
                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Dollars in millions)
                                 (Unaudited)


                                                        Six months ended
                                                            June 30
                                                        1995        1994

Cash Flows from Operating Activities:
   Net income                                          $  729     $  649
   Adjustments to reconcile net income
     to net cash provided by operating activities:
     Depreciation and amortization                        554        535
     Working capital and other changes                   (216)      (335)
Net cash provided by operating activities               1,067        849

Cash Flows from Investing Activities:
   Capital expenditures                                  (640)      (501)
   Other changes                                            9         (7)
Net cash used in investing activities                    (631)      (508)

Cash Flows from Financing Activities:
   Net change in short-term debt                           62        185
   Repayment of long-term debt                           (147)       (52)
   Proceeds from long-term debt                           218        302
   Purchases of treasury stock                           (124)      (458)
   Reissuances of treasury stock                          111         70
   Payment of dividends                                  (395)      (374)
Net cash used in financing activities                    (275)      (327)

Effect of exchange rate changes on cash                   (61)        21

Net increase in cash and cash equivalents                 100         35

Cash and cash equivalents at beginning of year            297        274
Cash and cash equivalents at end of period             $  397     $  309

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




                 REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders of Minnesota Mining and Manufacturing Company:

We have reviewed the accompanying condensed consolidated balance sheet of Minnesota Mining and Manufacturing Company and Subsidiaries as of June 30, 1995, and the related condensed consolidated statements of income for the three- and six-month periods ended June 30, 1995 and 1994, and cash flows for the six-month periods ended June 30, 1995 and 1994. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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



St. Paul, Minnesota
July 26, 1995




               MINNESOTA MINING AND MANUFACTURING COMPANY
                            AND SUBSIDIARIES

                 Management's Discussion and Analysis of
              Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Second Quarter
Worldwide sales for the second quarter totaled $4.135 billion, an increase of 9.6 percent from $3.772 billion in the second quarter last year. Worldwide unit sales rose about 6 percent.

In the United States, unit sales rose about 1 percent compared with average growth of nearly 7 percent during the preceding 10 quarters. This slowing of growth extended to all three business sectors. The Industrial and Consumer Sector experienced softening in markets tied to auto production, construction and housing, as well as slower growth in its consumer and office supply businesses. The Life Sciences Sector saw good volume growth in the health care business, while sales in Traffic and Personal Safety Products were up slightly. The Information, Imaging and Electronic Sector volume growth was good in the electro-communications businesses, but was held back by imaging systems and memory technologies.

Internationally, unit volume increased about 10 percent, with all three sectors showing growth. International unit sales have increased at a double-digit rate for five quarters in a row. Volume rose about 8 percent in Europe, with strong growth in Italy, Germany, the United Kingdom and Spain. In the Asia Pacific area, volume was up about 12 percent. Volume in Japan was up about 7 percent, while volume in the rest of Asia grew about 25 percent. In Latin America, volume was up about 10 percent, despite a volume decline of more than 25 percent in Mexico. In Canada, volume increased nearly 7 percent.

Worldwide selling prices were unchanged compared with the second quarter of 1994. Currency translation increased international sales by about 9 percent and worldwide sales by about 4 percent.

Cost of goods sold, which includes manufacturing, research and development, and engineering, was 60.3 percent of sales, up seven-tenths of a percentage point from the second quarter last year. This was primarily due to higher raw material costs and was accelerated in the United States by low volume growth and slightly lower selling prices. Internationally, these higher raw material costs were offset through double-digit volume gains and positive currency effects.

Selling, general and administrative spending of $1.054 billion was 25.5 percent of sales. This was up two-tenths of a percentage point from
the same quarter last year.   In the United States, SG&A spending was
up modestly in dollars,  but the increase exceeded the growth in sales.



Internationally, the ratio of SG&A spending declined by about four-tenths of a percentage point, despite investment to support growth in developing countries.

Worldwide operating income was $589 million, up about 3 percent from the second quarter last year. International operating income increased about 23 percent. In the United States, operating income declined about 18 percent due to lower volume growth, higher raw material costs, and slightly lower selling prices.

On a sector basis, strong worldwide operating income gains were achieved in the Life Sciences Sector, and the Industrial and Consumer Sector. In the Information, Imaging and Electronic Sector, operating income declined from the same quarter last year, but margins for the first six months were about the same as total year 1994. This sector has been affected by modest volume growth, lower selling prices, higher raw material costs, and significant investments in new products.

Second quarter interest expense of $30 million was down $1 million from the first quarter of 1995, but $9 million higher than in the same quarter last year. This increase was mainly due to a planned increase in debt together with higher interest rates. Investment and other income improved by $14 million from the second quarter last year. This benefit was due to improved investment results, including higher interest income.

Net income increased 2.9 percent to $353 million, or $.84 per share, compared with $343 million, or $.81 per share, in the same quarter last year. Higher raw material costs penalized earnings by about 10 cents per share. The company estimates that changes in the value of the U.S. dollar increased earnings for the quarter by about 6 cents per share compared to the second quarter of 1994. This estimate includes the effect of translating profits from local currencies into United States dollars, the costs in local currencies of transferring goods between the parent company in the United States and international companies, and transaction gains and losses in countries not considered to be highly inflationary.

Year-to-date
On a year-to-date basis, worldwide sales totaled $8.222 billion, an increase of 11.0 percent from $7.404 billion in the first six months of last year. Worldwide unit sales rose about 7 percent.

Volume growth for the first six months of 1995 was 4 percent in the United States and 11 percent internationally. Worldwide selling prices were essentially unchanged, with United States prices down less than 1 percent and international prices up about half a percent. Currency translation increased international sales by about 8 percent and worldwide sales by about 4 percent.

Cost of goods sold was 59.8 percent of sales, up two-tenths of a point from the same period last year. The factors that influenced gross margins for the second quarter were the same factors that affected year-to-date results.



Selling, general and administrative spending of $2.076 billion for the first six months was 25.2 percent of sales. This is down one-tenth of a point from the same period last year.

Worldwide operating income increased 10.4 percent to $1.235 billion, up from $1.119 billion in the first half of 1994. International operating income was up about 27 percent and margins were up 1 percentage point. Operating income in the United States was down 8.5 percent and margins declined by 1.6 percentage points.

Interest expense was $61 million, up from $38 million in the first half of 1994. This increase was mainly due to a planned increase in debt and higher interest rates. Investment and other income was $35 million, an increase of $19 million compared with the first half last year. This benefit was due to improved investment results, including higher interest income.

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

On a year-to-date basis, the worldwide effective tax rate was 36.7 percent, up nine-tenths of a percentage point from the rate for 1994 overall. The tax rate is higher for two reasons. First, the company has derived more of its profit from outside the United States, where tax rates are generally higher. Second, in 1994, the company was allowed to claim additional tax benefits on exports from several prior years.

Year-to-date net income was $729 million, or $1.74 per share. This compared with $649 million, or $1.53 per share, in the first half of 1994. Earnings per share, excluding a charge for mammary implant litigation in the first quarter last year, rose 10.1 percent.

****

Looking ahead, the company expects to set new records for sales and earnings for 1995 as a whole. In the United States, results will continue to be affected by the soft United States economy and by higher raw material costs. The company expects continued solid sales and profit growth outside the United States. Currency, at June 30, 1995 exchange rates, should continue to help results, although not quite as much as in the first half of this year.

Raw materials will continue to impact costs in the second half of this year. Selling prices should continue to improve, but probably will not be sufficient to offset these higher raw material costs in the second half.

Worldwide employment increased by about 425 people, mainly in Latin America and Asia, compared with June 30, 1994. Productivity, as measured by sales per employee in local currencies, was up about 7 percent in the first half of 1995, compared with 8 percent for 1994 as a whole.

The company expects capital spending, influenced in part by changes in exchange rates, to increase about 20 percent in 1995. The company is investing to meet increased demand for certain fast-growing product lines and to improve manufacturing efficiency.

FINANCIAL CONDITION AND LIQUIDITY
The company's financial condition and liquidity remain strong.

Working capital increased $553 million to $3.876 billion from $3.323 billion as of December 31, 1994. The accounts receivable average days sales outstanding was 66 days, the same as a year ago. The company's key inventory index of 4.2, which represents the number of months of inventory, was unchanged from year-end. The company's current ratio was 2.0, compared with 1.9 at year-end.

Total debt increased $133 million from year-end 1994 to $2.081 billion. On January 10, 1995, the company completed a two-year, $200 million,
7.75 percent Eurobond offering. The company entered into an interest rate swap, which resulted in an all-in borrowing cost of the 30-day commercial paper rate less 30 basis points for two years. As of June 30, 1995, total debt was 29 percent of stockholders' equity, the same as at year-end. The company's borrowings continue to maintain AAA long-term ratings.

Return on average stockholders' equity for the first half of the year was 20.7 percent, up from 20.0 percent for the same period last year, meeting the company's goal of 20 to 25 percent. Return on capital employed for the first six months was 21.0 percent, the same as in the comparable 1994 period. The company's goal is 27 percent or better.

Legal proceedings are discussed in Part II, Item 1, of this Form 10-Q. The company believes that such matters will not pose a material risk to the financial position or liquidity of the company.

Net cash provided by operating activities totaled $1.067 billion in the first six months of the year, up $218 million from the same period last year. This increase was primarily due to working capital changes and increased net income.

Cash used in investing activities was $631 million, up $123 million from the same period last year. Capital expenditures for the first six months of 1995 were $640 million, an increase of about 28 percent compared with the same period last year.

Financing activities in both short-term and long-term debt provided net cash inflows of $133 million, compared to inflows of $435 million in the same period last year. Treasury stock repurchases were $124 million, compared with repurchases in the same period last year of $458 million.

The company repurchased about 2.2 million shares of treasury stock in the first six months of this year, compared with 8.8 million shares in the same period last year. On February 13, 1995, the Board of Directors authorized the repurchase of up to 8 million shares of 3M common stock through February 12, 1996. As of June 30, 1995, 6.4 million shares remained authorized for repurchase. Stock repurchases are made to support employee stock purchase plans and for other corporate purposes.

Dividends paid increased 5.5 percent to $395 million in the first six months of this year. The dividend payout ratio decreased to 54.2 percent in the first six months from 56.3 percent for the year 1994.

The company expects cash generated by operating activities will support its primary growth initiatives, with ample borrowing capacity and lines of credit available to supplement cash flows from operations. 3M maintains a shelf registration with the Securities and Exchange Commission that provides the means to offer medium-term notes not to exceed $601 million. As of June 30, 1995, $402 million of the shelf registration was available for future financial needs.



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

Mammary Implant Litigation

As of June 30, 1995, the company had been named as a defendant, often with multiple co-defendants, in 6,597 claims and lawsuits in various courts, all seeking damages for personal injuries from allegedly defective breast implants. These claims and lawsuits purport to represent 16,319 individual claimants. It is not yet certain how many of these lawsuits and claims involve products manufactured and sold by the company, as opposed to other manufacturers. The company entered the business in 1977 by purchasing McGhan Medical and then sold that business in 1984.



On April 8, 1994, the company and other defendants concluded provisional agreements with a plaintiffs' negotiating committee regarding their contributions to a "global settlement" in the amount of $4.25 billion, which had been previously announced by the committee and three major defendants in these claims and lawsuits. The company has agreed that its maximum commitment of $325 million will be paid into a court-administered fund within three years from the date that the final order ratifying the global settlement is entered and after appeals, if any, have been exhausted. On September 1, 1994, the global settlement was approved as fair, reasonable and adequate by the U.S. District Court, Northern District of Alabama, which has had jurisdiction over this matter. This ruling was subsequently appealed by some plaintiffs and several third parties. The company maintains a unilateral right to withdraw from the global settlement.

On May 1, 1995, the U.S. District Court for the Northern District of Alabama stated that preliminary information from claims filed prior to the September 1994 deadline has led the Court to believe that the total amount of "current claims" likely to be approved would substantially exceed the portion of the global settlement allocated to the classification of "current claims." This presently accounts for $1.2 billion of the total $4.25 billion settlement. The global settlement agreement provides, in this case, for a reduction in the amount to be paid individual claimants, but first obligates the parties to attempt to adjust the settlement agreement. The company and others have indicated their willingness to engage in further discussions and have begun to explore ways to minimize potential reductions, as by reallocating funds already committed to the global settlement and perhaps by obtaining additional contributions to the global settlement from the settling defendants or others. The company continues to conduct discussions with the settling defendants and others and representatives of the plaintiffs under a court imposed deadline of August 30, 1995. Sufficient information is not yet available to analyze the Court's preliminary information and the ultimate impact upon the global settlement. Under the global settlement agreement, a reduction or a renegotiated settlement would result in a further notice to the plaintiffs as a class, an opportunity for class members to opt out of the global settlement, and an opportunity for each settling defendant to withdraw from the global settlement.

In the first quarter of 1994, the company took a pre-tax charge of $35 million ($22 million after tax) in recognition of its best estimate of its probable liabilities and associated expenses net of the probable amount of insurance recoverable from its carriers.
Based upon recently negotiated settlements with certain plaintiffs who have opted out of the global settlement agreement, the company's current estimate of the probable liabilities and associated expenses has increased from nearly $500 million (in the first quarter of 1995) to $675 million. After subtracting payments made to date (for legal fees and payment of settlements to litigants and claimants electing to remove themselves from the global settlement) and adjusting for discounting, the company as of June 30, 1995, had accrued liabilities having a net present value of $506 million. The company had also accrued receivables for insurance recoveries of $528 million as of June 30, 1995. Although a number of out-of-court settlements have been reached and discussions continue with litigants and claimants, the company's current estimate of its uninsured financial exposure has not materially changed.

On September 22, 1994, three excess coverage insurers initiated in the courts of the State of Minnesota a declaratory judgment action against the company and numerous insurance carriers seeking adjudication of certain coverage issues and a determination concerning allocation among insurers for coverage under the terms of the various insurance policies with possible application. On December 9, 1994, the company initiated an action against its occurrence insurers in the Texas State Court in and for Harrison County, seeking a determination concerning allocation of financial responsibility among the company's various insurers having applicable coverages, including adjudication of overlapping coverages. This action has since been removed to the U.S. District Court, Eastern District of Texas. These actions in the courts of Minnesota and Texas relate principally to the allocation of financial responsibility among the company's insurers (including adjudication of overlapping coverages). The insurers that are parties to these actions generally acknowledge that they issued product liability insurance to 3M and that implant claims are product liability claims.

The company conducts ongoing reviews, assisted by outside counsel, to determine the adequacy and extent of insurance coverage provided by its occurrence and claims-made insurers. Although the company's current estimate of probable liabilities and associated expenses has increased from nearly $500 million to $675 million, the company believes, based on ongoing reviews, assisted by outside counsel, that the coverage provided by its applicable insurance policies is sufficient to cover the current exposure. The totality of the insurance coverage is thus the basis for the company's belief that its uninsured financial exposure has not materially changed, and therefore, no recognition of additional charges has been necessary since the first quarter of 1994.




















Item 4.    Submission of Matters to a Vote of Security Holders

          (a) The registrant held its Annual Meeting of Stockholders on May 9, 1995.

          (b) Proxies for the meeting were solicited pursuant to Regulation 14; there was no solicitation in opposition to management's nominees for directors as listed in the Proxy Statement and all such nominees were elected.

               Directors elected were Edward A. Brennan, Livio D.
               DeSimone, Allen E. Murray, F. Alan Smith, Jerry R.
               Junkins.

               Directors whose terms continue after the meeting were Harry A. Hammerly, Ronald A. Mitsch, Rozanne L. Ridgway, Frank Shrontz, Louis W. Sullivan, Lawrence E. Eaton, Allen F. Jacobson, and Aulana L. Peters.

          (c) Briefly described below are the other matters voted upon at the Annual Meeting and the number of affirmative votes and negative votes cast.

               i)  Ratification of the appointment of Coopers &
                   Lybrand L.L.P., independent certified public accountants, to audit the books and accounts of the company and its subsidiaries for the year 1995.

                   For              351,168,263
                   Against            1,007,405
                   Abstain              994,264
                   Broker Non-Vote            0

              ii) Stockholder proposal regarding nomination process for directors.

                   For               11,528,411
                   Against          300,030,289
                   Abstain            7,793,825
                   Broker Non-Vote   33,817,407

             iii)  Stockholder proposal regarding reincorporation.

                   For               11,928,694
                   Against          299,315,877
                   Abstain            8,148,453
                   Broker Non-Vote   33,776,908







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

              (27) Financial data schedule (EDGAR filing only).

None of the other items contained in Part II of Form 10-Q is applicable to the company for the quarter ended June 30, 1995.




                                 SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          MINNESOTA MINING AND MANUFACTURING COMPANY
                                         (Registrant)



Date:    August 2, 1995


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