Form 10-Q
period 1995-09-30
MINNESOTA MINING & MANUFACTURING CO
filed 1995-11-13
CIK 66740

UNITED STATES
               	SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                             FORM 10-Q

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934



                 For Quarter ended September 30, 1995
                    Commission file number: 1-3285


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


   On September 30, 1995, there were 419,645,134 shares of the Registrant's common stock outstanding.



                       This document contains 24 pages.
                   The exhibit index is set forth on page 20.




                MINNESOTA MINING AND MANUFACTURING COMPANY
                             AND SUBSIDIARIES
                       PART I.  FINANCIAL INFORMATION

                    CONSOLIDATED STATEMENT OF INCOME
             (Amounts in millions, except per-share amounts)
                              (Unaudited)

                              Three months ended      Nine months ended
                                 September 30            September 30
                               1995       1994         1995       1994
Net Sales                     $4,069     $3,820       $12,291    $11,224

Operating Expenses
  Cost of goods sold           2,474      2,282         7,385      6,697
  Selling, general and
    administrative expenses    1,009        964         3,085      2,834
         Total                 3,483      3,246        10,470      9,531

Operating Income                 586        574         1,821      1,693

Other Income and Expense
  Interest expense                30         25            91         63
  Investment and other
    income - net                  (5)        (4)          (40)       (20)
  Implant litigation - net        --         --            --         35
         Total                    25         21            51         78

Income Before Income Taxes
  and Minority Interest          561        553         1,770      1,615

Provision for Income Taxes       203        199           646        581

Minority Interest                 14         13            51         44

Net Income                    $  344     $  341       $ 1,073     $  990

Average Shares Outstanding     419.9      421.4         419.9      423.8

Per-Share Amounts:
  Net Income                  $  .82     $  .81       $  2.56     $ 2.34

  Cash dividends declared
    and paid                  $  .47     $  .44       $  1.41     $ 1.32


The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

                  MINNESOTA MINING AND MANUFACTURING COMPANY
                               AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                            (Dollars in millions)
                                               September 30,
ASSETS                                             1995         December 31,
Current Assets                                  (Unaudited)         1994
   Cash and cash equivalents                       $   344          $   297
   Other securities                                    204              194
   Accounts receivable - net                         3,189            2,948
   Inventories
      Finished goods                                 1,588            1,475
      Work in process                                  734              676
      Raw materials and supplies                       672              612
         Total inventories                           2,994            2,763
   Other current assets                                882              726
            Total current assets                     7,613            6,928

Investments                                            573              536
Property, Plant and Equipment                       13,294           12,403
   Less accumulated depreciation                    (8,019)          (7,349)
      Property, plant and equipment - net            5,275            5,054
Other Assets                                         1,064              978
            Total                                  $14,525          $13,496

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts payable                                $   913          $   996
   Payroll                                             399              328
   Income taxes                                        269              110
   Short-term debt                                     842              917
   Other current liabilities                         1,403            1,254
            Total current liabilities                3,826            3,605

Other Liabilities                                    2,218            2,126

Long-Term Debt                                       1,213            1,031

Stockholders' Equity
   Common stock, no par, 472,016,528 shares issued     296              296
   Retained earnings                                 9,472            9,039
   Unearned compensation - ESOP                       (446)            (460)
   Cumulative translation - net                        (79)            (163)
   Net unrealized gain(loss)-debt & equity securities    7               (3)
   Less cost of treasury stock -
      September 30, 1995,  52,371,394 shares;
      December 31, 1994,   52,222,826 shares        (1,982)          (1,975)
         Stockholders' Equity - net                  7,268            6,734
            Total                                  $14,525          $13,496

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

                 MINNESOTA MINING AND MANUFACTURING COMPANY
                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Dollars in millions)
                                 (Unaudited)


                                                       Nine months ended
                                                          September 30
                                                        1995        1994

Cash Flows from Operating Activities:
   Net income                                          $1,073     $  990
   Adjustments to reconcile net income
     to net cash provided by operating activities:
     Depreciation and amortization                        827        802
     Working capital and other changes                   (399)      (356)
Net cash provided by operating activities               1,501      1,436

Cash Flows from Investing Activities:
   Capital expenditures                                  (952)      (797)
   Other changes                                           11        (23)
Net cash used in investing activities                    (941)      (820)

Cash Flows from Financing Activities:
   Net change in short-term debt                           64        237
   Repayment of long-term debt                           (155)       (57)
   Proceeds from long-term debt                           222        303
   Purchases of treasury stock                           (196)      (617)
   Reissuances of treasury stock                          141        109
   Payment of dividends                                  (592)      (559)
Net cash used in financing activities                    (516)      (584)

Effect of exchange rate changes on cash                     3         (2)

Net increase in cash and cash equivalents                  47         30

Cash and cash equivalents at beginning of year            297        274
Cash and cash equivalents at end of period             $  344     $  304

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




                 REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders of Minnesota Mining and Manufacturing Company:

We have reviewed the accompanying condensed consolidated balance sheet of Minnesota Mining and Manufacturing Company and Subsidiaries as of September 30, 1995, and the related condensed consolidated statements of income for the three- and nine-month periods ended September 30, 1995 and 1994, and cash flows for the nine-month periods ended September 30, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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



St. Paul, Minnesota
October 25, 1995




               MINNESOTA MINING AND MANUFACTURING COMPANY
                            AND SUBSIDIARIES

                 Management's Discussion and Analysis of
              Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Third Quarter
Worldwide sales for the third quarter totaled $4.069 billion, an increase of 6.5 percent from $3.820 billion in the third quarter last year. Worldwide unit sales rose about 4 percent.

Volume in the United States increased about 2 percent. This slow growth extended to all three business sectors. The Industrial and Consumer Sector posted good volume gains in specialty chemicals and in consumer products; however, softness in tapes, abrasives and automotive products held back the overall volume growth of this sector. The Life Sciences Sector had balanced growth between its two major businesses, health care, and traffic and personal safety products. Pharmaceuticals and dental products experienced solid growth, while sales of hospital supplies moderated after a solid showing in the first half of this year. The traffic and personal safety products business saw strong growth in commercial graphics and safety and security products. Sales of reflective materials were up just slightly, while the occupational health and safety business was affected by the slowing in United States industrial production. The Information, Imaging and Electronic Sector volume growth was good in the memory technologies and electro-communications businesses, but was held back by softness in imaging systems.

Internationally, unit sales increased about 6 percent, with all three business sectors showing growth. Volume rose about 7 percent in Europe, with strong growth in Germany and Italy. In the Asia Pacific area, volume was up about 9 percent, with volume in Japan up about 7 percent. Volume in the rest of Asia grew 15 percent, less than the gains previously posted there. In Latin America, volume was up about 2 percent, despite a volume decline of more than 30 percent in Mexico. Volume was up only about 3 percent in Brazil. In Canada, volume decreased more than 8 percent.

Selling prices were up about 1 percent compared with the third quarter of 1994. Prices in the United States improved about 1 percent, with the Industrial and Consumer Sector up about 3 percent, the Life Science Sector up about 1.5 percent, and the Information, Imaging and Electronic Sector down about 2 percent. Internationally, prices also improved about 1 percent. Currency translation increased international sales by about 4 percent and worldwide sales by about 2 percent.

Cost of goods sold, which includes manufacturing, research and development, and engineering, was 60.8 percent of sales, up 1 percentage point from the third quarter last year. In the United
States, a 1 percent increase in selling prices and a modest increase in volume did not compensate for higher raw material costs.
Internationally, higher raw material costs were offset through volume growth, pricing, and positive currency effects.

Selling, general and administrative spending of $1.009 billion was 24.8 percent of sales, the lowest rate in eight quarters. This was down four-tenths of a percentage point from the same quarter last year.
SG&A spending in the United States was down nearly 1 percent in dollars. Internationally, SG&A spending was higher than in the third quarter last year, but the increase was less than the growth in sales.

Operating income was $586 million, up about 2 percent from the third quarter last year. Internationally, operating income increased about 16 percent. Operating income in the United States declined about 10 percent due to higher raw material costs and low volume growth.

On a sector basis, a strong worldwide operating income gain was achieved in the Life Science sector. Operating income was up slightly in the Industrial and Consumer Sector and in the Information, Imaging and Electronic Sector.

Third quarter interest expense of $30 million was about the same as the previous two quarters, but $5 million higher than in the same quarter last year. This increase was mainly due to a planned increase in debt together with higher interest rates. Investment and other income was about the same as in the third quarter last year.

Net income increased 1.0 percent to $344 million, or $.82 per share, compared with $341 million, or $.81 per share, in the same quarter last year. Higher raw material costs penalized earnings by about 11 cents per share. This effect was absorbed through higher selling prices, productivity improvements and a small benefit from currency. The company estimates that changes in the value of the U.S. dollar increased earnings for the quarter by about 2 cents per share compared to the third quarter of 1994. This estimate includes the effect of translating profits from local currencies into United States dollars, the costs in local currencies of transferring goods between the parent company in the United States and international companies, and transaction gains and losses in countries not considered to be highly inflationary.

Year-To-Date
On a year-to-date basis, worldwide sales totaled $12.291 billion, an increase of 9.5 percent from $11.224 billion in the first nine months of last year. Worldwide unit sales rose about 6 percent.

Volume for the first nine months of 1995 increased 3 percent in the United States and 10 percent internationally. Worldwide selling prices were up slightly, with United States prices down slightly and international prices up nearly 1 percent. Currency translation increased international sales by about 6 percent and worldwide sales by about 4 percent.

Cost of goods sold was 60.1 percent of sales, up four-tenths of a point from the same period last year. In the United States, a modest increase in volume did not compensate for higher raw material costs. Internationally, these higher raw material costs were offset through volume growth, pricing, and positive currency effects.

Selling, general and administrative spending of $3.085 billion for the first nine months was 25.1 percent of sales. This was down one-tenth of a point from the same period last year.

Worldwide operating income increased 7.6 percent to $1.821 billion, up from $1.693 billion in the first nine months of 1994. International operating income was up about 23 percent and margins were up almost 1 percentage point. International results were helped by 10-percent volume growth, positive currency effects and productivity improvements. Operating income in the United States was down about 9 percent and margins declined by 1.7 percentage points, held back by modest volume growth and by higher raw material costs.

Interest expense was $91 million, up from $63 million in the first nine months of 1994. This increase was due to a planned increase in debt and higher interest rates. Investment and other income was $40 million, an increase of $20 million compared with the first nine months last year. This benefit was due to improved investment results, including higher interest income.

As discussed in this Form 10-Q, Part II, Item 1, Legal Proceedings, mammary implant litigation resulted in a pre-tax charge of $35 million ($22 million after tax) in the first quarter of 1994. There can be no certainty that the company may not ultimately incur charges, whether for governmental proceedings and claims, product liability claims, environmental proceedings or other actions, in excess of presently established accruals. While such future charges could have a material adverse impact on the company's net income in the period in which they are recorded, the company believes that such additional charges, if any, will not have a material adverse effect on the consolidated financial position of the company.

The worldwide effective tax rate was 36.5 percent, up seven-tenths of a percentage point from the rate for 1994 overall. The tax rate is higher for two reasons. First, the company has derived more of its profit from outside the United States, where tax rates are generally higher. Second, in 1994, the company was allowed to claim additional tax benefits on exports from several prior years.

Net income was $1.073 billion, or $2.56 per share. This compared with $990 million, or $2.34 per share, in the first nine months of 1994. Earnings per share, excluding a charge for mammary implant litigation in the first quarter last year, rose 7.1 percent.

****

Looking ahead, the company expects to set new records for sales and earnings for 1995 as a whole. The company expects to benefit from new products, selling prices and continued strong emphasis on cost control and productivity improvement. United States results will continue to be affected by the soft economy and by higher raw material costs. The company expects good sales and profit growth outside the United States. Currency, at September 30, 1995, exchange rates, is not expected to have a significant impact on fourth quarter results.

Raw materials will continue to impact costs in the fourth quarter of this year. Selling prices should continue to improve, but probably will not be sufficient to offset these higher raw material costs in the fourth quarter.

Worldwide employment at September 30, 1995, was 85,921 people. This was an increase of 305 people, mainly in Asia and Europe, compared with September 30, 1994, employment levels. Productivity, as measured by sales per employee in local currencies, was up about 6 percent in the first nine months of 1995, compared with 8 percent for 1994 as a whole.

The company expects capital spending to increase about 15 percent for 1995 as a whole. The company is investing to meet increased demand for certain fast-growing product lines and to improve manufacturing efficiency.

The company is aggressively exploring cost-reduction and portfolio management opportunities around the world in addition to its continuing emphasis on management of SG&A spending. The company uses return on capital, return on sales, cash flows, competitive assessments and other tools to evaluate the financial performance and business symmetry of its various product lines. Based on revenue and earnings trends, certain businesses are undergoing more extensive internal reviews. While no decisions have been reached regarding those businesses or any others, any future decisions based on these reviews could have a material adverse effect on the results of the company's operations in a specific quarter.

In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the undiscounted expected future cash flows is less than the carrying amount of the asset, an impairment loss is recognized. The potential impact of this statement on the company is not yet known. The company is required to adopt this standard no later than the first quarter of 1996.

In October 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation." This statement establishes financial accounting and reporting standards for stock-based employee compensation plans. This statement permits entities to continue to apply the accounting provisions of APB Opinion
No. 25 to its  stock-based  employee  compensation  arrangements.   The
company will continue to follow APB Opinion No. 25. Effective with year-end 1996 reporting the company will disclose the pro forma net income and earnings per share impact required by Statement No. 123.

FINANCIAL CONDITION AND LIQUIDITY
The company's financial condition and liquidity remain strong.

Working capital increased $464 million to $3.787 billion from $3.323 billion as of December 31, 1994. The accounts receivable average days sales outstanding was 66 days, down one day from the same quarter last year. The company's key inventory index of 4.2, which represents the number of months of inventory, was unchanged from year-end. The company's current ratio was 2.0, compared with 1.9 at year-end.

Total debt increased $107 million from year-end 1994 to $2.055 billion. On January 10, 1995, the company completed a two-year, $200 million,
7.75 percent Eurobond offering. The company entered into an interest rate swap, which resulted in an all-in borrowing cost of the 30-day commercial paper rate less 30 basis points for two years. As of September 30, 1995, total debt was 28 percent of stockholders' equity, compared to 29 percent at year-end. The company's borrowings continue to maintain AAA long-term ratings.

Return on average stockholders' equity for the first nine months was
20.1 percent, compared with 20.2 percent for the same period last year, meeting the company's goal of 20 to 25 percent. Return on capital employed for the first nine months was 20.5 percent, down from 20.9 percent in the comparable 1994 period. The company's goal is 27 percent or better.

Legal proceedings are discussed in Part II, Item 1, of this Form 10-Q. The company believes that such matters will not pose a material risk to the consolidated financial position or liquidity of the company.

Net cash provided by operating activities totaled $1.501 billion in the first nine months of the year, up $65 million from the same period last year. This increase was primarily due to increased net income.

Cash used in investing activities was $941 million in the first nine months of the year, up $121 million from the same period last year. Capital expenditures for the first nine months of 1995 were $952 million, an increase of about 20 percent compared with the same period last year.

Financing activities in both short-term and long-term debt provided net cash inflows of $131 million, compared to inflows of $483 million in the first nine months of last year. Treasury stock repurchases were $196 million, compared with repurchases in the same period last year of $617 million.

The company repurchased about 3.5 million shares of treasury stock in the first nine months of this year, compared with 11.8 million shares in the same period last year. On February 13, 1995, the Board of Directors authorized the repurchase of up to 8 million shares of 3M common stock through February 12, 1996. As of September 30, 1995, 5.1 million shares remained authorized for repurchase. Stock repurchases are made to support employee stock purchase plans and for other corporate purposes.

Dividends paid increased 5.9 percent to $592 million in the first nine months of this year. The dividend payout ratio decreased to 55.2 percent in the first nine months from 56.3 percent for the year 1994.

The company expects cash generated by operating activities will support its primary growth initiatives, with ample borrowing capacity and lines of credit available to supplement cash flows from operations. 3M maintains a shelf registration with the Securities and Exchange Commission that provides the means to offer medium-term notes not to exceed $601 million. As of September 30, 1995, $402 million of the shelf registration was available for future financial needs.


              MINNESOTA MINING AND MANUFACTURING COMPANY
                           AND SUBSIDIARIES

                      PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The company and certain of its subsidiaries are named defendants in a number of actions, governmental proceedings and claims, including environmental proceedings, and product liability claims involving products now or formerly manufactured and sold by the company. In some actions, the claimants seek damages as well as other relief which, if granted, would require substantial expenditures. As explained below, the company has accrued certain liabilities which represent reasonable estimates of its probable liabilities for these matters and has recorded receivables for the probable amount of insurance recoverable with respect to them.

Some of these matters raise difficult and complex factual and legal issues and are subject to many uncertainties, including, but not limited to, the facts and circumstances of each particular action, the jurisdiction and forum in which each action is proceeding, and differences in applicable law. Accordingly, the company is not always able to estimate the amount of future liabilities with respect to such matters.

There can be no certainty that the company may not ultimately incur charges, whether for governmental proceedings and claims, product liability claims, environmental proceedings or other actions, in excess of presently established accruals. While such future charges could have a material adverse impact on the company's net income in the period in which they are recorded, the company believes that such additional charges, if any, will not have a material adverse effect on the consolidated financial position of the company.

Breast Implant Litigation

As of September 30, 1995, the company had been named as a defendant, often with multiple co-defendants, in 6,540 claims and lawsuits in various courts, all seeking damages for personal injuries from allegedly defective breast implants. These claims and lawsuits purport to represent approximately 17,300 individual claimants. It is not yet certain how many of these lawsuits and claims involve products manufactured and sold by the company, as opposed to other manufacturers. The company entered the business of manufacturing breast implants in 1977 by purchasing McGhan Medical Corporation; in 1984 the company sold the business to a corporation which was also named McGhan Medical Corporation.

The typical claim or lawsuit alleges that the individual's breast implants caused one or more of a wide range of ailments, including, but not limited to, non-specific autoimmune disease, scleroderma, lupus, rheumatoid arthritis, fibromyalgia, mixed connective tissue disease, Sjogren's Syndrome, dermatomyositis, polymyositis, and chronic fatigue.

Plaintiffs in these cases typically seek monetary damages, often in unspecified amounts, and also seek certain types of equitable relief, including requiring the company to fund the costs associated with removal of the breast implants, to fund medical research into the ailments allegedly caused by silicone gel breast implants and to fund periodic medical checkups.

A number of breast implant claims and lawsuits seek to impose liability on the company under various theories for personal injuries allegedly caused by breast implants manufactured and sold by manufacturers other than the company, including, but not limited to, McGhan Medical Corporation and manufacturers that are no longer in business or that are insolvent, whose breast implants may or may not have been used in conjunction with implants manufactured and sold by the company. These claims raise many difficult and complex factual and legal issues that are subject to many uncertainties, including the facts and circumstances of each particular claim, the jurisdiction in which each suit is brought, differences in applicable law and insurance coverage.

A number of breast implant lawsuits seek to recover punitive damages. Any such punitive damages that may be awarded against the company may or may not be covered by some insurance policies depending on the language of the insurance policy, applicable law and agreements with insurers.

In addition to the individual suits against the company, a class action on behalf of all women with breast implants filed against all manufacturers of such implants has been conditionally certified and is pending in the United States District Court for the Northern District of Alabama (the "Court")(DANTE, ET AL., V. DOW CORNING, ET AL., U.S.D.C., N. Dist., Ala., 92-2589; part of IN RE: SILICONE GEL BREAST IMPLANT PRODUCT LIABILITY LITIGATION, U.S.D.C., N. Dist. Ala., MDL 926, U.S.D.C., N. Dist. Ala., CV 92-P-10000-S; now held in abeyance pending settlement proceedings in the settlement class action LINDSEY, ET AL., V. DOW CORNING ET AL., U.S.D.C., N. Dist., Ala., CV 94-P-11558-S). Class actions, some of which have been certified, are pending in various state courts, including, among others, Louisiana, Florida and Illinois, and in the British Columbia courts in Canada.

The company has also been served with a purported class action brought on behalf of children allegedly exposed to silicone in utero and through breast milk. (FEUER, ET AL., V. MCGHAN, ET
AL., U.S.D.C., E. Dist. NY, 93-0146.)    The suit names all
breast implant manufacturers as defendants and seeks to establish a medical monitoring fund.

On April 8, 1994, the company and other defendants concluded provisional agreements with a plaintiffs' negotiating committee regarding their contributions to a settlement pursuant to a Breast Implant Litigation Settlement Agreement (the "Settlement Agreement") in the amount of $4.25 billion, which had been previously announced by the committee and three major defendants in these claims and lawsuits. The company agreed to contribute up to a maximum of $325 million into a court-administered fund within three years from the date that a final order ratifying the Settlement Agreement was entered and after appeals, if any, had been exhausted. On September 1, 1994, the Settlement Agreement was approved as fair, reasonable and adequate by the Court.

The Settlement Agreement provided for a resolution of claims arising out of silicone breast implants and defined the circumstances under which payments from the funds would be made. The Settlement Agreement included provisions for (i) class membership and the ability of plaintiffs to opt out of the class, (ii) the establishment of defined funds for medical diagnostic/evaluation procedures, explantation, ruptures, and compensation for specific diseases, (iii) payment terms and timing, and (iv) claims administration.

The Settlement Agreement covered claims of breast implant recipients brought in various state and federal courts. The Settlement Agreement allowed breast implant recipients to affirmatively decide not to participate in the Settlement Agreement, so called "Opt Outs". Also, the Court had specifically excluded from the Settlement Agreement certain potential claimants who reside in Ontario or Quebec, Canada, or in Australia unless they affirmatively joined the settlement. The Settlement Agreement defined periods during which, upon the occurrence of specified events, Opt Outs could elect not to settle their claims by way of the Settlement Agreement and instead pursue their individual claims against manufacturers and other defendants. During that period, approximately 7,000 domestic claimants opted out of the Settlement Agreement. Any settling defendant had the option to withdraw from the Settlement Agreement during several specified periods if such defendant considered the number of Opt Outs to be excessive.

The Court's final approval of the Settlement Agreement has been appealed to the U.S. Court of Appeals for the Eleventh Circuit by some plaintiffs and several third parties. This appeal has been stayed by the U.S. Court of Appeals for the Eleventh Circuit as a result of the Dow Corning bankruptcy.

On May 1, 1995, the Court stated that preliminary information from claims filed prior to the September 1994 deadline had led the Court to believe that the total amount of "current claims" likely to be approved would substantially exceed the portion of the Settlement Agreement allocated to the classification of "current claims." Such portion accounted for $1.2 billion of the total $4.25 billion settlement. In this circumstance, the Settlement Agreement provided for a reduction in the amount to be paid to individual claimants, but first obligated the parties to attempt to adjust the Settlement Agreement. The company has had numerous discussions with the settling and other defendants and representatives of the plaintiffs and the Court to restructure the settlement.

Since negotiations are on-going and final approvals of the boards of directors of the settling defendants have not been obtained, sufficient information is not yet available to determine the cost to the company, or the ultimate impact upon the Settlement Agreement.

A reduction in the amount payable to individual claimants or a renegotiated settlement could result in a further notice to the plaintiffs as a class and an opportunity for class members to opt out of the Settlement Agreement. The ultimate effect of any such actions on the company cannot be estimated at this time.

In the first quarter of 1994, the company took a pre-tax charge of $35 million ($22 million after tax) in recognition of its then best estimate of its probable liabilities and associated expenses, and net of the probable amount of insurance recoverable from its carriers. In the second quarter of 1995, the company increased its estimate of the minimum probable liabilities and associated expenses from nearly $500 million to $675 million. While discussions with the settling and other defendants, the Court and representatives of the plaintiffs continue, for the reasons set forth in the second and third preceding paragraphs, sufficient information is not yet available to make a determination as to whether material changes should be made to the company's current estimate of the minimum probable liabilities and associated expenses of $675 million.

The company has substantial primary and excess product liability occurrence insurance coverage and claims-made product liability insurance coverage which it believes provide coverage for its current exposure for breast implant claims and defense costs. All of the company's insurers have reserved the right to deny all or part of the coverage for differing reasons, including each insurers' obligations in relation to the other insurers and when coverage begins and ends under the various occurrence and claims-made insurance policies. Some insurers have resolved and paid or committed to their policy obligations. There continue to be settlement discussions with various insurers.

On September 22, 1994, three excess coverage occurrence insurers initiated in the courts of the State of Minnesota a declaratory judgment action against the company and numerous insurance carriers seeking adjudication of certain coverage issues and allocation among insurers. On December 9, 1994, the company initiated an action against its occurrence insurers in the Texas State Court in and for Harrison County, seeking a determination of responsibility among the company's various occurrence insurers having applicable coverages. This action has since been removed to the U.S. District Court, Eastern District of Texas and stayed pending resolution of the litigation in the Minnesota courts.

The insurers that are parties to these actions generally acknowledge that they issued product liability insurance to the company and that breast implant claims are product liability claims. A trial is scheduled in Minnesota for late November 1995 to resolve the company's insurance coverage and the financial responsibility among occurrence insurers for breast implant claims and defense costs.

The occurrence insurers that are parties to the litigation in Minnesota filed over thirty motions for summary judgment or partial summary judgment in mid October 1995. The insurers, through these motions, attempt to shift all or a portion of the responsibility for those claims that the company believes fall within the period of occurrence based coverage (before 1986) into the period of claims-made coverage (from and after 1986). If the occurrence insurers ultimately prevail on these motions and in this litigation, the company could be effectively deprived of significant insurance coverage for breast implant claims.

The company believes it will prevail in this insurance litigation. The company's belief is based on an analysis of its insurance policies, court decisions on similar issues, reimbursement by insurers for these types of claims and consultation with outside counsel expert in insurance coverage matters.

The company had accrued receivables for insurance recoveries of $528 million as of September 30, 1995. There are various factors that could affect the timing and amount of proceeds to be received under the company's various insurance policies, including (i) the timing of payments made in settlement of claims, (ii) the outcome of occurrence insurance litigation in the courts of Minnesota and Texas, (iii) potential arbitration with claims-made insurers, (iv) delays in payment by insurers, and (v) the extent to which insurers may become insolvent in the future. To date, the company has received firm offers or commitments for approximately $134 million from its insurers. However, there can be no absolute assurance that the company will collect all amounts accrued as being probable of recovery from its insurers.

The company's current estimate of the probable liabilities, associated expenses, and probable insurance recoveries related to the breast implant claims is based on the facts and
circumstances existing at this time.   New developments may
occur that could affect the company's estimates of probable liabilities (including associated expenses) and the probable amount of insurance recoveries. These developments include, but are not limited to, (i) the terms of a renegotiated settlement agreement, (ii) the number of plaintiffs who elect to opt out and pursue individual claims against the company,
(iii) the success of and costs to the company in defending such individual claims, including claims involving breast implants not manufactured or sold by the company, (iv) the outcome of the occurrence insurance litigation in the courts of Minnesota and Texas, (v) the outcome of potential arbitration with claims-made insurers, (vi) the availability of coverage with respect to certain of the types of claims or remedies to which the company may be subject, (vii) the extent to which insurers may become insolvent in the future.

The company cannot determine the impact of these potential developments on the current estimate of probable liabilities (including associated expenses) and the probable amount of insurance recoveries. Accordingly, the company is not able to estimate its potential future liabilities beyond the current estimate of probable liabilities. As new developments occur, the estimates may be revised, or additional charges may be necessary to reflect the impact of these developments on the costs to the company of resolving breast implant litigation and claims. While such revisions or additional future charges could have a material adverse impact on the company's net income in the period in which they are recorded, the company believes that such revisions or additional charges, if any, will not have a material adverse effect on the consolidated financial position of the company.

The company conducts ongoing reviews, assisted by outside counsel, to determine the adequacy and extent of insurance coverage provided by its occurrence and claims-made insurers. The company believes, based on these ongoing reviews and the bases described in the fourth preceding paragraph, that the collectible coverage provided by its applicable insurance policies is sufficient to cover its current exposure for breast implant claims and defense costs. Based on the availability of this insurance coverage, the company believes that its uninsured financial exposure has not materially changed since the first quarter of 1994, and therefore, no recognition of additional charges has been made as of September 30, 1995.

Environmental Matters

The company is also involved in a number of environmental proceedings by governmental agencies asserting liability for past waste disposal and other alleged environmental damage. The company conducts ongoing investigations, assisted by environmental consultants, to determine accruals for the probable, estimable costs of remediation. The remediation accruals are reviewed each quarter and changes are made as appropriate.







Item 6.    Exhibits and Reports on Form 8-K

       (a) The following documents are filed as exhibits to this Report.

              (11) A statement regarding the computation of per share
                   earnings.  Page 22.

              (12) A statement regarding the calculation of ratio of
                   earnings to fixed charges.  Page 23.

              (15) A letter from the company's independent accountants
                   regarding unaudited interim financial statements.
                   Page 24.

              (27) Financial data schedule (EDGAR filing only).

None of the other items contained in Part II of this Form 10-Q are applicable to the company for the quarter ended September 30, 1995.




                                 SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          MINNESOTA MINING AND MANUFACTURING COMPANY
                                         (Registrant)



Date:    November 10, 1995


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