Form 10-K405
period 1995-12-31
MINNESOTA MINING & MANUFACTURING CO
filed 1996-03-11
CIK 66740

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                           FORM 10-K

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934
             For the year ended December 31, 1995

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

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      The aggregate market value of voting stock held by nonaffiliates of the registrant, based on the closing price of $64.50 per share as reported on the New York Stock Exchange-Composite Index on January 31, 1996, was $27.0 billion.

     Shares of common stock outstanding at January 31, 1996:  418,246,591.

              DOCUMENTS INCORPORATED BY REFERENCE
     Parts of the following documents are incorporated by reference in Parts III and IV of this Form 10-K: (1) Proxy Statement for registrant's 1996 annual meeting, (2) Form 10-Q for period ended June 30, 1987, and
 (3) Registration Nos. 33-48089, 33-49842 and 33-58767.
                This document contains 50 pages.
           The exhibit index is set forth on page 44.


                   MINNESOTA MINING AND MANUFACTURING COMPANY

                                  FORM 10-K

                      For the Year Ended December 31, 1995

                                   PART I

Item 1. Business.
Minnesota Mining and Manufacturing Company was incorporated in 1929 under the laws of the State of Delaware to continue operations, begun in 1902, of a Minnesota corporation of the same name. As used herein, the term "3M" includes Minnesota Mining and Manufacturing Company and subsidiaries unless the context otherwise indicates.

Discontinued Operations

In November 1995, the Board of Directors approved a plan to launch the company's data storage and imaging systems businesses as an independent, publicly owned company. This transaction will be effected through the distribution of shares in a newly formed company to 3M shareholders.
The transaction is expected to be tax free to 3M and to shareholders. The distribution is expected to occur around July 1, 1996. 3M will contribute the net assets of the data storage and imaging systems businesses to the newly formed company, reducing stockholders' equity by an estimated $1 billion.

The spin-off company is a worldwide leader in the supply of products and services to the information processing industry, including printing, image capture and data storage.

Major customers include graphic arts pre-press shops, commercial printers, information systems OEMs, software developers, medical imaging departments in health care, amateur photographers, and users of removable digital data storage.

The new company manufactures and markets a wide variety of products meeting the information needs of these customers. For printers and graphic arts firms, these products include graphic arts film and supplies; lithographic plates and related supplies; duplicator press plates; automated imaging systems and related supplies; copy and art preparation materials; pre-press proofing systems; carbonless paper sheets for business forms; and light sensitive dry silver papers for electronically recorded images. For medical imaging users, products include a full line of diagnostic medical imaging films and equipment for X-ray and electronic imaging systems. In both printing products and medical imaging, the new company also provides hardware service and support.

In addition, the spin-off company produces computer diskettes; data cartridges and tapes; CD-ROM and rewritable optical media; and amateur photographic film.

In   November   1995,   the  Board  of  Directors  also   approved   the
discontinuance of 3M's audio and video tape business within 12 months.

As a result of the plans to spin-off the data storage and imaging systems businesses and to discontinue the audio and video tape business, the company's consolidated financial statements and notes report these businesses as discontinued operations. Prior years' consolidated financial statements and notes have been restated accordingly.

General

3M is an integrated enterprise characterized by substantial interdivision and intersector cooperation in research, manufacturing and marketing of products incorporating similar component materials manufactured at common internal sources. 3M's business has developed from its research and technology in coating and bonding for coated abrasives, the company's only product in its early years. Coating and bonding is the process of applying one material to another, such as adhesives to a backing (pressure-sensitive tapes), abrasive granules to paper or cloth (coated abrasives), ceramic coating to granular mineral (roofing granules), glass beads to plastic backing (reflective sheeting), and low-tack adhesives to paper (repositionable notes).

3M is among the leading manufacturers of products for many of the markets it serves. In all cases, 3M products are subject to direct or indirect competition. Most 3M products involve expertise in product development, manufacturing and marketing and are subject to competition with products manufactured and sold by other technically oriented companies.

At  December  31,  1995,  the company's continuing  operations  employed
70,687 people.

Business Segments

Information relating to 3M's two business segments and 3M's operations in various geographic areas of the world is provided in the Notes to Consolidated Financial Statements.

Each of 3M's two business sectors brings together common or related 3M technologies, providing greater opportunity for the development of products and services and efficient sharing of business strengths. These sectors have worldwide responsibility for virtually all 3M product lines. A few miscellaneous and staff-sponsored products, still under development, are not assigned to the sectors. Various corporate assets and corporate overhead expenses are also not assigned to the sectors.

Industrial and Consumer Sector: This sector is a leader in pressure-sensitive adhesives, specialty tapes, coated and nonwoven abrasives, specialty chemicals, electronic and electrical products, and telecommunications products. The sector has strong distribution channels and logistics expertise. This sector participates in the following markets: Industrial Markets; Automotive and Chemical Markets; Electro and Communications Markets; Consumer Markets; and Office Markets.

The  Industrial Markets businesses manufacture and market a wide variety
of   high-performance  and  general-use  pressure-sensitive  tapes   and
specialty   products.   Major  product  categories  include   industrial
application tapes made from a wide variety of materials, such as foil, film, vinyl and polyester; specialty tapes and adhesives for industrial applications, including Scotch Brand VHB Brand Tapes, lithographic tapes, joining systems, specialty additives, vibration control materials, liquid adhesives, and reclosable fasteners; general-use tapes, such as masking, box-sealing and filament; and labels and other materials for identifying and marking durable goods. Other products include coated abrasives for grinding, conditioning and finishing a wide range of surfaces; finishing compounds; and flame-retardant materials. These businesses also market products for maintaining and repairing vehicles.

The Automotive and Chemical Markets businesses' major automotive products include body side-molding and trim; functional and decorative graphics; corrosion-resistant and abrasion-resistant films; tapes for attaching nameplates, trim and moldings; and fasteners for attaching interior panels and carpeting. Major chemical products include protective chemicals for furniture, fabrics and paper products; fire-fighting agents; fluoroelastomers for seals, tubes and gaskets in engines; engineering fluids; and high-performance fluids used in the manufacture of computer chips and for electronic cooling and lubricating of computer hard disk drives. Other products include natural and color-coated mineral granules for asphalt shingles. These businesses also serve as a major resource for other 3M divisions, supplying specialty chemicals, adhesives and films used in the manufacture of many 3M products.

The Electro and Communications Markets businesses provide products for the electronic, electrical, telecommunication, and visual communication fields. Electronic and electrical products include packaging and interconnection devices; insulating materials, including pressure-sensitive tapes and resins; and related items. These products are used extensively by manufacturers of electronic and electrical equipment, as well as in the construction and maintenance segments of the electric utility, telephone and other industries. The telecommunications products serve the world's telephone companies with a wide array of products for fiber-optic and copper-based telephone systems. These include many innovative connecting, closure and splicing systems, maintenance products and test equipment. The visual communication products serve the world's office and education markets with overhead projectors and transparency films, plus equipment and materials for computer-based presentations.

Major products in the Consumer Markets and Office Markets businesses include Scotch Brand Tapes; Post-it Brand Note products, including memo pads, labels, stickers, pop-up notes and dispensers; home cleaning products, including Scotch-Brite Brand Scouring Products, O-Cel-O Brand Sponges and Scotchgard Brand Fabric Protectors; energy control products, such as window insulation kits; nonwoven abrasive materials for floor maintenance and commercial cleaning; floor matting; and a wide range of do-it-yourself products, including surface preparation and wood finishing materials, and filters for furnaces and air conditioners.

Life Sciences Sector: This sector contributes to better health and safety for people around the world. The Life Sciences Sector's major technologies include pressure-sensitive adhesives, substrates, extrusion and coating, nonwoven materials, specialty polymers and resins, optical systems, drug-delivery systems, and electro-mechanical devices. The sector has strong distribution channels in all its major markets. This sector participates in the following markets: Medical Products; Pharmaceuticals, Dental and Personal Care Products; and Traffic and Personal Safety Products.

The Medical Products businesses produce a broad range of medical supplies, devices and equipment. Medical supplies include tapes, dressings, surgical drapes and masks, biological indicators, orthopedic casting materials and electrodes. Medical devices and equipment include stethoscopes, heart-lung machines, sterilization equipment, blood gas monitors, powered orthopedic instruments, and intravenous infusion pumps. These businesses also develop clinical information systems.

The Pharmaceuticals, Dental and Personal Care Products businesses serve the pharmaceutical and dental markets, as well as manufacturers of disposable diapers. Pharmaceuticals include ethical drugs and drug-delivery systems. Among ethical pharmaceuticals are analgesics, anti-inflammatories and cardiovascular and respiratory products. Drug-delivery systems include metered-dose inhalers, as well as transdermal skin patches and related components. Dental products include dental restoratives, adhesives, impression materials, temporary crowns, infection control products, and orthodontic brackets and wires. These businesses also produce a broad line of tape closures for disposable diapers.

The  Traffic  and  Personal  Safety Products businesses  have  a  strong
position   in   the  following  markets:   traffic  control   materials,
commercial graphics, occupational health and safety, and out-of-home advertising. In traffic control materials, 3M is a worldwide leader in
reflective  sheetings.   These materials  are  used  on  highway  signs,
vehicle license plates, construction workzone devices, and trucks and other vehicles. In commercial graphics, 3M supplies a broad line of films, inks and related products used to produce graphics for trucks and
signs.    Major   occupational  health  and  safety   products   include
maintenance-free  and  reusable respirators,  plus  personal  monitoring
systems.    Out-of-home   advertising  includes   outdoor   advertising,
advertising displays in shopping centers, and local advertising in national magazines. These businesses also market a variety of other products, including spill-control sorbents, Thinsulate Brand and Lite Loft Brand Insulations, traffic control devices, electronic surveillance products, reflective materials for personal safety, and films for protection against counterfeiting.

Distribution

3M products are sold directly to users and through numerous wholesalers, retailers, jobbers, distributors and dealers in a wide variety of trades in many countries around the world. Management believes that the confidence of wholesalers, retailers, jobbers, distributors and dealers in 3M and its products, developed through long association with trained marketing and sales representatives, has contributed significantly to 3M's position in the marketplace and to its growth. 3M has a total of 292 sales offices and distribution centers worldwide, including nine major branch offices located in principal cities throughout the United States. 3M operates 89 sales offices and distribution centers in the United States. Internationally, with companies in more than 60 countries, 3M has 203 sales offices and distribution centers.

Research, Patents and Raw Materials

Research and product development constitute an important part of 3M's activities. Products resulting from research and development have been a major driver of 3M's growth. Spending for research and development activities in continuing operations totaled $883 million, $828 million and $794 million in 1995, 1994 and 1993, respectively.

Corporate research laboratories support the research efforts of division and sector laboratories. These corporate labs also engage in research not directly related to existing 3M product lines. Most major operating divisions, as well as several of 3M's international companies, have their own laboratories for improvement of existing products and development of new products. Engineering research staff groups provide specialized services in instrumentation, engineering and process development. 3M also maintains an organization for technological development not sponsored by other units of the company.

3M is the owner of many domestic and foreign patents derived primarily from its own research activities. 3M's business as a whole is not materially dependent upon any one patent, license or trade secret or upon any group of related patents, licenses or trade secrets.

The company experienced no significant or unusual problems in the purchase of raw materials during 1995. While 3M has successfully met its raw material requirements, it is impossible to predict future shortages or the impact such shortages would have.

Executive Officers

The following is a list of the executive officers of 3M as of March 1, 1996, their present position, current age, the year first elected to their position and other positions held within 3M during the past five years. All of these persons have been employed full time by 3M or a subsidiary of 3M for more than five years. All officers are elected by the Board of Directors at its annual meeting, with vacancies and new positions filled at interim meetings. No family relationships exist among any of the executive officers named, nor is there any arrangement or understanding pursuant to which any person was selected as an officer.


                                                    Year Elected
                                                     to Present
       Name            Age     Present Position       Position     Other Positions Held During 1991-1995
Livio D. DeSimone       59     Chairman of the Board      1991     Executive Vice President,
                               and Chief Executive Officer          Information and Imaging
                                                                    Technologies Sector and
                                                                    Corporate Services, 1989-1991

Ronald A. Mitsch        61     Vice Chairman of the       1996     Executive Vice President,
                               Board and Executive                  Industrial and Consumer Sector
                               Vice President, Industrial           and Corporate Services, 1991-1995
                               and Consumer Sector and             Senior Vice President, Research
                               Corporate Services                   and Development, 1990-1991

J. Marc Adam            58     Vice President, Marketing  1995     Group Vice President, Medical
                                                                    Products Group, 1991-1995
                                                                   Group Vice President, Consumer and
                                                                    Advertising Markets Group, 1991
                                                                   Group Vice President, Consumer
                                                                    Products Group, 1986-1991

Giulio Agostini         60    Senior Vice President,      1993     Senior Vice President,
                              Finance and Office                    Finance, 1991-1993
                              Administration                       Director, Finance and Administration,
                                                                    3M Italy, 1972-1991

Ronald O. Baukol        58    Executive Vice President,   1995     Vice President, Asia Pacific,
                              International Operations              Canada and Latin America, 1994-1995
                                                                   Vice President, Asia Pacific, 1991-1994
                                                                   Group Vice President, Medical Products
                                                                    Group, 1990-1991

William E. Coyne        59    Senior Vice President,      1996     Vice President, Research and
                              Research and Development              Development, 1994-1995
                                                                   President and General Manager,
                                                                    3M Canada, Inc., 1990-1994.

Lawrence E. Eaton       58    Executive Vice President    1991     Group Vice President,
                                                                    Memory Technologies Group,
                                                                    1986-1991


Charles E. Kiester      59    Senior Vice President,      1993     Vice President, Engineering,
                              Engineering, Quality and              Quality and Manufacturing Services
                              Manufacturing Services                1990-1993

Richard A.Lidstad       59    Vice President,             1992     Staff Vice President, Human Resource
                              Human Resources                       Operations, 1987-1992

W. George Meredith      53    Executive Vice President,   1995     Group Vice President, Pharmaceuticals, Dental
                              Life Sciences Sector and              and Personal Care Products Group, 1994
                              Corporate Services                   Group Vice President, Pharmaceuticals, Dental
                                                                    and Disposable Products Group, 1991-1994
                                                                   Group Vice President, Pharmaceutical and
                                                                    Dental Products Group, 1990-1991

John J. Ursu            56    Vice President, Legal       1993     General Counsel, 1992-1993
                              Affairs and General Counsel          Deputy General Counsel, 1990-1992


Item 2. Properties.

3M's general offices, corporate research laboratories, most division laboratories and certain manufacturing facilities are located in St. Paul, Minnesota. 3M has 89 sales offices and distribution centers in 23 states and operates 67 plants in 23 states. Internationally, with companies in more than 60 countries, 3M has 203 sales offices and distribution centers. The company operates 102 manufacturing and converting facilities in 42 countries.

3M owns substantially all of its physical properties. 3M leases certain facilities financed through the issuance of industrial development bonds in the original principal amount of $30 million. 3M has capitalized the construction costs related to these facilities and recorded the related liabilities. 3M's physical facilities are highly suitable for the purposes for which they were designed.


Item 3. Legal Proceedings.

The company and certain of its subsidiaries are named as defendants in a number of actions, governmental proceedings and claims, including environmental proceedings, and products liability claims involving products now or formerly manufactured and sold by the company. In some actions, the claimants seek damages as well as other relief which, if granted, would require substantial expenditures. The company has accrued certain liabilities which represent reasonable estimates of its probable liabilities for these matters. The company also has recorded receivables for the probable amount of insurance recoverable with respect to these matters.

Some of these matters raise difficult and complex factual and legal issues, and are subject to many uncertainties, including, but not limited to, the facts and circumstances of each particular action, the jurisdiction and forum in which each action is proceeding and differences in applicable law. Accordingly, the company is not always able to estimate the amount of future liabilities with respect to such matters.

There can be no certainty that the company may not ultimately incur charges, whether for governmental proceedings and claims, products liability claims, environmental proceedings or other actions, in excess of presently established accruals. While such future charges could have a material adverse impact on the company's net income in the quarterly period in which they are recorded, the company believes that such additional charges, if any, will not have a material adverse effect on the consolidated financial position or annual results of operations of the company.

Breast Implant Litigation

As of December 31, 1995, the company had been named as a defendant, often with multiple co-defendants, in 6,566 claims and lawsuits in various courts, all seeking damages for personal injuries from allegedly defective breast implants. These claims and lawsuits purport to represent approximately 17,600 individual claimants. It is not yet certain how many of these lawsuits and claims involve products manufactured and sold by the company, as opposed to other manufacturers. The company entered the business of manufacturing breast implants in 1977 by purchasing McGhan Medical Corporation. In 1984, the company sold the business to a corporation that was also named McGhan Medical Corporation.

The typical claim or lawsuit alleges that the individual's breast implants caused one or more of a wide variety of ailments, including, but not limited to, non-specific autoimmune disease, scleroderma, lupus, rheumatoid arthritis, fibromyalgia, mixed connective tissue disease, Sjogren's Syndrome, dermatomyositis, polymyositis, and chronic fatigue.

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

In addition to the individual suits against the company, a class action on behalf of all women with breast implants filed against all manufacturers of such implants has been conditionally certified and is pending in the United States District Court for the Northern District of Alabama (the "Court")(DANTE, ET AL., V. DOW CORNING, ET AL., U.S.D.C.,
N. Dist., Ala., 92-2589; part of IN RE: SILICONE GEL BREAST IMPLANT PRODUCT LIABILITY LITIGATION, U.S.D.C., N. Dist. Ala., MDL 926, U.S.D.C., N. Dist. Ala., CV 92-P-10000-S; now held in abeyance pending settlement proceedings in the settlement class action LINDSEY, ET AL.,
V. DOW CORNING CORPORATION, ET AL., U.S.D.C., N. Dist., Ala., CV 94-P-11558-S). Class actions, some of which have been certified, are pending in various state courts, including, among others, Louisiana, Florida and Illinois, and in the British Columbia courts in Canada.

The company has also been served with a purported class action brought on behalf of children allegedly exposed to silicone in utero and through breast milk. (FEUER, ET AL., V. MCGHAN, ET AL., U.S.D.C., E. Dist. NY, 93-0146.) The suit names all breast implant manufacturers as defendants and seeks to establish a medical monitoring fund.

On December 22, 1995, the Court approved a revised class action settlement program for resolution of claims seeking damages for personal injuries from allegedly defective breast implants (the "Revised Settlement Program"). The Revised Settlement Program is a revision of a previous settlement pursuant to a Breast Implant Litigation Settlement Agreement (the "Settlement Agreement") reached on April 8, 1994, and approved by the Court on September 1, 1994.

Under the terms of the previous Settlement Agreement, the company and other defendants agreed to make total contributions in the amount of $4.25 billion, including the company's maximum commitment of $325 million, which was to be paid into a court-administered fund within three years from the date that the final order ratifying the Settlement Agreement was entered and after appeals had been exhausted. On May 1, 1995, the Court stated that preliminary information from claims filed prior to the September 1994 deadline for current claims had led the Court to believe that the total amount of current claims likely to be approved would substantially exceed the portion of the Settlement Agreement allocated to current claims. The Settlement Agreement provided, in that case, for a reduction in the amount to be paid to individual claimants, but first obligated the parties to attempt to adjust the Settlement Agreement. After the parties were unable to reach agreement, the Court approved the Revised Settlement Program for presentation to eligible class members.

The Court has ordered that, beginning after November 30, 1995, members of the plaintiff class will be able to choose whether they will participate in the Revised Settlement Program or will opt out, which would then allow them to proceed with separate products liability actions.

The Revised Settlement Program includes only domestic class members, and only class members with implants manufactured by certain manufacturer defendants, including the company and McGhan Medical Corporation. The company's obligations under the Revised Settlement Program are limited to eligible claimants with implants manufactured by the company or its predecessors ("3M implants") or manufactured only by McGhan Medical Corporation after its divestiture from the company on August 3, 1984 ("Post 8/84 McGhan implants"). With respect to claimants with only Post 8/84 McGhan implants (or only Post 8/84 McGhan implants plus certain other manufacturers' implants), the benefits may be more limited than for claimants with 3M implants. Such benefits are payable by the company, Union Carbide Corporation and McGhan Medical Corporation.

In general, the amounts payable to individual current claimants (as defined in the Court's order) under the Revised Settlement Program, and the company's obligations to make those payments, will not be affected by the number of class members electing to opt out of the Revised Settlement Program or the number of class members making claims under the Revised Settlement Program. The Revised Settlement Program provides for two compensation options, in addition to certain miscellaneous benefits, for current claimants with 3M implants.

Under the first option, denominated as Fixed Amount Benefits, current claimants with 3M implants who satisfy disease criteria established in the prior Settlement Agreement will receive amounts ranging from $5,000 to $100,000, depending on disease severity or disability level, whether the claimant can establish that the implants have ruptured, and whether the claimant also has had implants manufactured by Dow Corning. Under the second option, denominated as Long-Term Benefits, current claimants with 3M implants who satisfy more restrictive disease and severity criteria specified under the Revised Settlement Program can receive benefits ranging from $37,500 to $250,000.

In addition, current claimants with 3M implants are eligible for (a) a one-time payment of $3,000 upon removal of 3M implants during the course of the class settlement, and (b) an advance payment of $5,000 against the above referenced benefits upon proof of having 3M implants and upon waiving or not timely exercising the right to opt out from the Revised Settlement Program. Current claimants with only Post 8/84 McGhan implants (or only Post 8/84 McGhan implants plus certain other manufacturers' implants) are eligible only for benefits ranging from $10,000 to $50,000.

Eligible participants with 3M implants, who did not file current claims but are able to satisfy the more restrictive disease and severity criteria during an ongoing period of 15 years, will be eligible for the Long-Term Benefits, subject to certain funding limitations. Such participants also will be eligible for an advance payment of $1,000 upon proof of having 3M implants and upon waiving or not timely exercising the right to opt out from the Revised Settlement Program. Benefit levels for eligible participants, who are not current claimants, with only Post 8/84 McGhan implants (or only Post 8/84 McGhan implants plus certain other manufacturers' implants) again will range from $10,000 to $50,000.

The company's obligations to fund Long-Term Benefits for eligible claimants with 3M implants, and its obligations to fund any benefits for claimants with only Post 8/84 McGhan implants, are suspended if certain provisions of the Revised Settlement Program are challenged on appeal and will be canceled if any of those provisions are disapproved on appeal. In that event, the other benefits provided under the Revised Settlement Program would still be payable to any claimant with 3M implants who elected to participate in the program.

Because it is uncertain how many plaintiffs will choose to participate in the Revised Settlement Program, or what disease criteria they will satisfy and what options they will choose, the total amount and timing of the company's prospective payments under the Revised Settlement Program cannot be determined with precision at this time. In January 1996, the company paid $130 million into a court administered fund as an initial reserve against costs of claims payable by the company under the Revised Settlement Program.

In the first quarter of 1994, the company took a pre-tax charge of $35 million ($22 million after tax) in recognition of its then best estimate of its probable liabilities and associated expenses, net of the probable amount of insurance recoverable from its carriers. In the fourth quarter of 1995, the company increased its estimate of the minimum probable liabilities and associated expenses to approximately $885 million. This amount represents the company's best estimate of the cost of the Revised Settlement Program and the cost of resolving opt-out claims. After subtracting payments of $62 million in 1994 and $143 million in 1995 for defense costs and settlements with litigants and claimants, the company, as of December 31, 1995, had accrued liabilities of $678 million.

The company has substantial primary and excess products liability occurrence insurance coverage and claims-made products liability insurance coverage, which it believes provide coverage for substantially all of its current exposure for breast implant claims and defense costs. Most insurers have alleged reservations of rights to deny all or part of the coverage for differing reasons, including each insurer's obligations in relation to the other insurers and which claims trigger both the various occurrence and claims-made insurance policies. Some insurers have resolved and paid or committed to their policy obligations. The company believes that the failure of many insurers to voluntarily perform as promised subjects them to the company's claims for excess liability and damages for breach of the insurers' obligation of good faith. Based on inappropriate non-performance by insurers, it is the opinion of counsel that insurers have waived all policy term provisions.

On September 22, 1994, three excess coverage occurrence insurers initiated in the courts of the State of Minnesota a declaratory judgment action against the company and numerous insurance carriers seeking adjudication of certain coverage issues and allocation among insurers. On December 9, 1994, the company initiated an action against its occurrence insurers in the Texas State Court in and for Harrison County, seeking a determination of responsibility among the company's various occurrence insurers having applicable coverages. Texas is the state with the most implant claims. This action has since been removed to the U.S. District Court, Eastern District of Texas, and stayed pending resolution of the litigation in the Minnesota courts.

The insurers that are parties to these actions generally acknowledge that they issued products liability insurance to the company and that breast implant claims are products liability claims. A trial is scheduled in Minnesota for March 4, 1996, to resolve the company's insurance coverage and the financial responsibility of occurrence insurers for breast implant claims and defense costs. Settlement discussions continue with most insurers through court ordered and supervised discussions.

The occurrence insurers that are parties to the litigation in Minnesota filed more than thirty motions for summary judgment or partial summary judgment in mid-October 1995. The insurers, through these motions, attempt to shift all or a portion of the responsibility for those claims that the company believes fall within the period of occurrence-based coverage (before 1986) into the period of claims-made coverage (from and after 1986). The trial court denied the insurers' motions, ruling that the key issues of "trigger" and allocation raised in these motions will be resolved at trial. If the occurrence insurers prevail at trial, the company could be effectively deprived of significant insurance coverage for breast implant claims.

The company believes it will prevail in this insurance litigation. The company's belief is based on an analysis of its insurance policies, court decisions on similar issues, reimbursement by insurers for these types of claims and consultation with outside counsel expert in insurance coverage matters.

The company had accrued receivables for insurance recoveries of $800 million as of December 31, 1995. There are various factors that could affect the timing and amount of proceeds to be received under the company's various insurance policies, including (i) the timing of payments made in settlement of claims, (ii) the outcome of occurrence insurance litigation in the courts of Minnesota and Texas, (iii) potential arbitration with claims-made insurers, and (iv) delays in payment by insurers. Settlements are currently developing through court-ordered and supervised discussions. However, there can be no absolute assurance that the company will collect all amounts accrued as being probable of recovery from its insurers.

The company's current estimate of the probable liabilities, associated expenses and probable insurance recoveries related to the breast implant claims is based on the facts and circumstances existing at this time. New developments may occur that could affect the company's estimates of probable liabilities (including associated expenses) and the probable amount of insurance recoveries. These developments include, but are not limited to, (i) the number of plaintiffs who elect to opt out and pursue individual claims against the company, (ii) the success of and costs to the company in defending such individual claims, including claims involving breast implants not manufactured or sold by the company, (iii) the outcome of the occurrence insurance litigation in the courts of Minnesota and Texas, (iv) the outcome of potential arbitration with claims-made insurers, and (v) the availability of coverage with respect to certain of the types of claims or remedies to which the company may be subject.

The company cannot determine the impact of these potential developments on the current estimate of probable liabilities (including associated expenses) and the probable amount of insurance recoveries. Accordingly, the company is not able to estimate its potential future liabilities beyond the current estimate of probable liabilities. As new developments occur, the estimates may be revised, or additional charges may be necessary to reflect the impact of these developments on the costs to the company of resolving breast implant litigation and claims. While such revisions or additional future charges could have a material adverse impact on the company's net income in the quarterly period in which they are recorded, the company believes that such revisions or additional charges, if any, will not have a material adverse effect on the consolidated financial position or annual results of operations of the company.

The company conducts ongoing reviews, assisted by outside counsel, to determine the adequacy and extent of insurance coverage provided by its occurrence and claims-made insurers. The company believes, based on these ongoing reviews and the bases described in the fourth preceding paragraph, that the collectible coverage provided by its applicable insurance policies is sufficient to cover substantially all of its current exposure for breast implant claims and defense costs. Based on the availability of this insurance coverage, the company believes that its uninsured financial exposure has not materially changed since the first quarter of 1994, and therefore, no recognition of additional charges had been made as of year-end 1995.

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



Item 4. Submission of Matters to a Vote of Security Holders.

None in the quarter ended December 31, 1995.

                            Part II

Item  5.  Market Price of 3M's Common Stock and Related Security  Holder
Matters.
At January 31, 1996, there were 129,981 shareholders of record.

3M's stock is listed on the following stock exchanges: New York Stock Exchange, Pacific Stock Exchange, Chicago Stock Exchange, Amsterdam Stock Exchange, German stock exchanges, Swiss stock exchanges, Paris Stock Exchange, and Tokyo Stock Exchange.

Stock price comparison information (New York Stock Exchange Composite Transactions), reflecting a two-for-one stock split effective March 15, 1994, is as follows:

Quarter                 First      Second        Third      Fourth      Year
1995          High     $58.88      $62.13       $60.13      $69.88    $69.88
              Low       50.75       56.50        53.88       55.13     50.75
1994          High      56.38       52.38        57.13       56.63     57.13
              Low       49.00       46.38        49.25       50.38     46.38

Item 6. Selected Financial Data.

(Dollars in millions, except amounts per share)

For the Year Ended December 31:        1995     1994     1993     1992     1991

Net Sales...........................$13,460  $12,148  $11,053  $10,817  $10,281
Income from continuing operations.....1,306*   1,207    1,133    1,116      984
Per Share of Common Stock:
  Continuing  Operations...............3.11*    2.85     2.61     2.55     2.24
  Cash Dividends Declared and Paid.....1.88     1.76     1.66     1.60     1.56
  Ratio of Earnings to Fixed Charges..12.41 13.96 15.93 13.11 10.80 At December 31:
  Total Assets.......................14,183   13,068   11,795   11,528   10,886
  Long-Term Debt (excluding portion due
    within one year)..................1,203    1,031      796      687      764

All amounts presented have been restated on a continuing operations basis. Discontinued operations and the restructuring charge are more fully discussed in the Notes to Consolidated Financial Statements.

* 1995 includes a pre-tax restructuring charge of $79 million, or 12 cents per share.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Operating Results

On November 14, 1995, 3M announced that it intends to launch its data storage and imaging systems businesses as an independent, publicly owned company. 3M also announced that it will discontinue its audio and video tape business within 12 months. As a result of these actions, the data storage, imaging systems, and audio and video tape businesses are presented as discontinued operations within the financial statements and notes for all periods presented. The following discussion is on a continuing operations basis.

Net sales in 1995 rose 10.8 percent to $13.460 billion. This followed increases of 9.9 percent in 1994 and 2.2 percent in 1993.

Internationally, sales increased about 17 percent to $7.253 billion. Sales in the United States were $6.207 billion, up more than 4 percent from 1994.

Components of Sales Change
__________________________________________________________________________
                           1995                            1994
                   U.S.    Intl.   Worldwide      U.S.   Intl.   Worldwide
__________________________________________________________________________
Volume              3%      10%       7%            8%     10%      9%
Price               1        2        2             0       0       0
Translation         -        5        2             -       2       1
__________________________________________________________________________
Total               4%      17%      11%            8%     12%     10%
__________________________________________________________________________

Internationally, volume rose 10 percent, matching the gain achieved in 1994. 3M companies in all major geographic areas abroad posted solid volume growth. In the United States, volume growth moderated in 1995, reflecting the slowdown in the U.S. economy.

Selling  prices, which were essentially flat in 1994, increased about  2
percent  in  1995.   These increases helped offset higher  raw  material
costs.

Changes in currency exchange rates increased sales about 2 percent in 1995, following an increase of about 1 percent the previous year.

Cost of goods sold was 57.3 percent of sales, up one percentage point from 1994, but down slightly from 1993. The increase was due to a 7.5 percent rise in raw material costs, the largest in many years. In 1994, cost of goods sold benefited from solid worldwide volume growth, productivity gains and cost-control efforts. Cost of goods sold includes manufacturing, research and development, and engineering expenses.

Selling, general and administrative expenses were 25.6 percent of sales, the lowest level in more than five years. This spending reflected strong emphasis on cost control and productivity improvement. In 1994, the rate of SG&A spending increased slightly due to investments to sustain rapid growth in developing countries.





(Percent of sales)                             1995      1994      1993

Cost of goods sold                             57.3      56.3      57.4
________________________________________________________________________

Selling, general and administrative expenses   25.6      26.5      26.4
________________________________________________________________________

Employment increased by about 845 people worldwide in 1995. These additions were made to help support rapid growth in developing countries. Sales per employee rose more than 7 percent in local currencies. This followed an 8 percent gain in 1994.

During the fourth quarter of 1995, 3M recorded one-time, pre-tax charges of $653 million related to the spin-off of the data storage and imaging systems businesses and the phase-out of the audio and video tape business. Of this amount, $79 million related to restructuring in continuing operations and is shown on a separate line of the Consolidated Statement of Income titled "Restructuring charge." The remainder related to discontinued operations. The restructuring charge and discontinued operations are discussed more fully in the Notes to Consolidated Financial Statements.

Operating income totaled $2.221 billion, up 6.0 percent from 1994. Excluding the one-time charge, operating income rose 9.8 percent. Internationally, operating income rose 22 percent and profit margins were up eight-tenths of a percentage point. International results were helped by solid volume growth, productivity improvement and positive currency effects.

In the United States, operating income was down about 11 percent and profit margins declined by 2.5 percentage points. U.S. results were affected by higher raw material costs, modest volume growth and the restructuring charge.

In 1994, operating income rose 16.6 percent, with the gain well-balanced between U.S. and international operations.

The company estimates that currency changes increased operating income by $79 million in 1995 and by $17 million in 1994.

(Percent of sales)                           1995    1994    1993

Operating Income                             17.1*   17.2    16.2

* Excluding restructuring charge
________________________________________________________________________

Interest expense was $102 million, compared with $70 million in 1994 and $39 million in 1993. The increases in both 1995 and 1994 were due to a planned increase in debt and higher interest rates.

Investment and other income was $49 million, compared with $21 million in 1994 and $94 million in 1993. The increase in 1995 was due to improved investment results, including higher interest income. In 1993, investment and other income included $36 million from the resolution of several income tax claims. It also benefited from improved investment results and other items, many of which were of a nonrecurring nature.

During the first quarter of 1994, 3M recorded a pre-tax charge of $35 million related to breast implant litigation. Other income and expense in 1994 includes this amount, which is shown on a separate line of the Consolidated Statement of Income titled "Implant litigation - net."

The effective tax rate was 36.2 percent of pre-tax income, about the same as in 1994 and 1993.

Income from continuing operations totaled $1.306 billion, or $3.11 per share ($1.358 billion, or $3.23 a share, excluding the restructuring charge). Earnings per share from continuing operations, excluding both the 1995 restructuring charge and the 1994 implant litigation charge, increased 11.4 percent in 1995.

Net income, before one-time 1995 charges, totaled $1.390 billion, or $3.31 a share, up 5.1 percent from $1.322 billion, or $3.13 a share, in 1994. Including these charges, net income was $976 million, or $2.32 a share, compared with $1.322 billion, or $3.13 a share, in 1994.

Changes in the value of the U.S. dollar increased net income by an estimated $51 million, or 12 cents a share, in 1995. Currency effects increased income from continuing operations by an estimated 10 cents a share. Changes in the value of the U.S. dollar had little impact in 1994, and reduced net income by an estimated $62 million, or 14 cents a share, in 1993. These estimates include the effect of translating profits from local currencies into U.S. dollars, the costs in local currencies of transferring goods between the parent company in the United States and international companies, and transaction gains and losses in countries not considered to be highly inflationary.

Return on average stockholders' equity was 19.2 percent, up from 18.2 percent in 1994. Adjusting income from continuing operations for the restructuring charge and equity for the impact of discontinued operations, return on equity was over 24 percent in 1995. Return on capital employed was 23.4 percent. Adjusting for the continuing operations restructuring charge, return on capital employed was 24.3 percent, up from 23.6 percent in 1994. In 1995, about 27 percent of sales came from products introduced within the past four years, compared with about 26 percent in 1994.

Over the longer term, 3M expects to meet its aggressive financial goals. These include annual growth in earnings per share of 10 percent or better, on average; return on stockholders' equity of 20 to 25 percent; return on capital employed of 27 percent or better; and at least 30 percent of sales from products introduced within the past four years.

Performance by Business Sector

Industrial and Consumer Sector:
Despite slowing in the U.S. economy and sharp increases in raw material costs worldwide, this sector turned in another strong performance in 1995. Sales were up 10.4 percent to $8.365 billion. Operating income increased 9.6 percent to $1.335 billion. Internationally, the sector's major businesses posted strong sales gains, with even greater growth in operating income.

This sector develops, manufactures and markets innovative, high-value products for home, offices and industrial customers around the world. This sector has achieved a strong position in most of the markets it serves by leveraging 3M strengths in more than two dozen technologies, building on strong brands, expanding its international presence and increasing its manufacturing efficiency.

Life Sciences Sector:
In 1995, sales increased 11.4 percent to $5.018 billion. Operating income also increased 11.4 percent, to $1.065 billion. Operating income was 21.2 percent of sales. Profit margins exceeded 20 percent for the 12th year in a row.

This sector contributes to better health and safety for people around the world. In the health care market, this sector is a leader in medical-surgical supplies, clinical information systems, drug-delivery technologies and dental products. In the safety area, this sector is a global leader in reflective materials for traffic safety and respirators for worker protection. This sector also is a leader in closure tapes for disposable diapers, graphics for trucks and signs, and out-of-home advertising.

Performance by Geographic Area

United States
In the United States, volume rose about 3 percent and selling prices increased about 1 percent, for a total sales gain of about 4 percent. Operating profit margins decreased by about 2.5 percentage points from 1994. Adjusting for the restructuring charge, operating profit margins decreased by about 1.4 percentage points. U.S. results were held back by higher raw material costs and modest volume growth. Employment was basically unchanged at year-end 1995 compared with the end of 1994.

Europe and Middle East
Sales grew about 19 percent in 1995. Unit sales rose 8 percent, selling prices were up more than 1 percent, and translation increased sales by almost 10 percent. Profits, aided by solid productivity gains, rose 38 percent. Sales per employee in local currencies increased nearly 10 percent.

Through 3M's European Business Centers, which direct the development, manufacture and sale of 3M products across the continent, the company is meeting customer needs better, faster and more efficiently. European results were also helped by rapid growth in emerging economies. Volume gains ranging from 30 percent to 50 percent were posted in Hungary, the Czech Republic, Turkey and Poland.

Asia Pacific
In the Asia Pacific area, sales increased about 16 percent. Unit sales increased about 13 percent. In Japan, unit sales rose about 10 percent, helped by a strong flow of new products. Nearly 13 percent of 3M's sales came from products introduced during 1995 and more than 40 percent of sales in Japan came from products new within the past four years. In Asia outside Japan, volume grew about 20 percent. Solid volume gains were posted throughout the region, in which 3M has more than a dozen companies.

To sustain rapid growth in Asia, 3M continues to add to its capabilities. The company is expanding manufacturing operations in China, Taiwan and Malaysia, and enlarging its technical support facility in Singapore. A new distribution center is being built in Korea.






Canada, Latin America and Africa
In Canada, the company posted good sales and profit growth, paced by industrial businesses. The company is continuing to build upon two platforms for growth. These include an efficient, responsive organization to serve Canadian customers, and a manufacturing organization to leverage 3M resources on a North American and worldwide basis.

In Latin America, the company achieved healthy growth again in 1995, despite the sharp decline in economic activity in Mexico. Unit sales increased more than 10 percent, with strong gains in most countries. In Brazil, 3M's largest company in Latin America, volume increased more than 20 percent. In Mexico, the company did an excellent job of minimizing the impact of currency devaluation and overall economic weakness.

In Africa, the company also showed solid growth. Volume in South Africa was up more than 10 percent. Sales there are benefiting from the lifting of trade sanctions, which has stimulated the growth of the economy, including exports to neighboring countries.

Financial Position

3M's financial condition remained strong in 1995. The company's key inventory index was 3.9 months, down about 10 percent from the end of 1994. The accounts receivable index was 64 days, down two days from
1994. The current ratio was 1.7, unchanged from the end of 1994. Various assets and liabilities, including cash and short-term debt, can fluctuate significantly on a month-to-month basis depending on short-term liquidity needs.

The company recorded a current liability of $379 million in the fourth quarter of 1995. Of this amount, $79 million related to the restructuring in continuing operations. The remainder was for severance and other payments relating to discontinued operations. As of December
31, 1995, no employee separations had occurred and no cash payments related to employee separations had been made.

Total debt was $2.025 billion, up from $1.948 billion in 1994. Of the debt outstanding at the end of 1995, $441 million was a guarantee of debt of the 3M Employee Stock Ownership Plan. Total debt was 29 percent of stockholders' equity, the same as in 1994. The company's borrowings continued to maintain triple-A long-term ratings. At the time of the spin-off of the data storage and imaging systems businesses, stockholders' equity will be reduced by an estimated $1 billion, essentially representing the distribution of the net assets of the spin-off businesses. The company is reviewing the capital structure requirements of the spin-off company. This determination will affect the debt levels of both companies.

Legal proceedings are discussed in the legal proceedings section in Part I, Item 3, of this Form 10-K. There can be no certainty that the company may not ultimately incur charges, whether for governmental proceedings and claims, products liability claims, environmental proceedings or other actions, in excess of presently established accruals. While such future charges could have a material adverse impact on the company's net income in the quarterly period in which they are recorded, the company believes that such additional charges, if any, will not have a material adverse effect on the consolidated financial position or annual results of operations of the company.



Liquidity

3M meets its cash requirements primarily from operating activities. During 1995, cash flows provided by operating activities of continuing operations totaled $1.935 billion, an increase of $280 million from 1994. Cash flows from continuing operations more than covered capital expenditures and dividend payments of $1.878 billion. The increase in cash provided from continuing operations in 1995 was helped by good asset management. In 1994, working capital requirements increased due to higher sales growth, affecting cash provided by operating activities.

Timing differences between payment of implant liabilities and receipt of related insurance recoveries could affect the cash flows of future periods. The amount and timing of prospective payments cannot be determined with precision at this time. In January 1996, the company paid $130 million into a court administered fund as an initial reserve against costs of claims payable by the company under the "Revised Settlement Program," which is discussed in the legal proceedings section in Part I, Item 3, of this Form 10-K. As a result of actions associated with discontinued operations and restructuring, the company will have unusually high severance payments in 1996. 3M believes that these timing differences and higher severance payments will not have a material adverse effect on the consolidated financial position or liquidity of the company.

Capital spending increased 11.9 percent to $1.088 billion. This followed an increase of 8.2 percent in 1994. These investments are helping to meet growing global demand for 3M products and increase manufacturing efficiency.

Stockholder dividends increased 6.8 percent to $1.88 a share in 1995. Cash dividend payments totaled $790 million. 3M has paid dividends for 80 consecutive years.

On February 12, 1996, the 3M Board of Directors declared a quarterly dividend on 3M common stock of 47 cents a share, maintaining the dividend at the existing quarterly rate. The Board will reconsider the dividend later this year, and expects to continue 3M's record of annual dividend increases. The Board also authorized the repurchase of up to six million of the company's shares. This share repurchase authorization runs through February 10, 1997. The company purchased more than six million shares under a previous authorization.

Repurchases of 3M common stock totaled $351 million in 1995, compared with $689 million in 1994 and $706 million in 1993. Repurchases were made to support employee stock purchase plans and for other corporate purposes.

The company's strong credit rating provides ready and ample access to funds in global capital markets. 3M maintains a shelf registration with the Securities and Exchange Commission that provides the means to offer medium-term notes not to exceed $601 million. At December 31, 1995, $402 million was available for future financial needs.

On January 10, 1995, the company completed a two-year, $200 million 7.75 percent Eurobond offering. The company entered into an interest rate swap that resulted in an all-in borrowing cost equal to the 30-day commercial paper rate, less 30 basis points, for two years.





Future Outlook
As a result of the restructuring, 3M will be better positioned for profitable growth. The company will strive to meet its financial goals by building on five key strengths: market leadership, technological innovation, customer focus, global reach and employee initiative. These strengths have always been key elements of 3M's success, but their value will become even more pronounced in a faster, stronger and more focused 3M.

3M expects solid sales and earnings growth in 1996. The company expects to benefit from a strong flow of new products, further expansion into international markets, an intense focus on customer satisfaction, and ongoing efforts to reduce costs and improve productivity. Sales per employee are expected to increase about 8 percent in 1996.

While volume, productivity and selling prices are expected to help 1996 results, currency effects may moderate profit growth. Based on current exchange rates, currency could reduce 1996 earnings by about 15 cents a share. Raw material costs, which held back earnings growth in 1995, are expected to level off. The company expects to show its strongest earning gains in the second half of the year.

Capital spending, which was up 12 percent in 1995, is expected to increase about 10 percent in 1996.

The company's tax rate is expected to be similar to 1995, at just over 36 percent.

Item 8. Financial Statements and Supplementary Data.

        Index to Financial Statements

                                                            Reference (pages)
                                                               Form 10-K

Data submitted herewith:
   Report of Independent Accountants. ...........................  24

   Consolidated Statement of Income for the years ended
     December 31, 1995, 1994 and 1993 ...........................  25

   Consolidated Balance Sheet at December 31, 1995 and
     1994 .......................................................  26

   Consolidated Statement of Cash Flows
    for the years ended December 31,
    1995, 1994 and 1993 .........................................  27

   Notes to Consolidated Financial Statements ...................28-42


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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Minnesota Mining and Manufacturing Company and Subsidiaries as of December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.




                                /s/ COOPERS & LYBRAND L.L.P.

                                COOPERS & LYBRAND L.L.P.



St. Paul, Minnesota
February 12, 1996


Consolidated Statement of Income


Minnesota Mining and Manufacturing Company and Subsidiaries
For the Years Ended December 31                          1995     1994     1993
(Amounts in millions, except per-share amounts)

Net Sales                                             $13,460  $12,148  $11,053
_______________________________________________________________________________

Operating Expenses
  Cost of goods sold                                    7,720    6,829    6,336
  Selling, general and administrative expenses          3,440    3,224    2,921
  Restructuring charge                                     79      --       --
_______________________________________________________________________________
          Total                                        11,239   10,053    9,257
_______________________________________________________________________________
Operating Income                                        2,221    2,095    1,796
_______________________________________________________________________________
Other Income and Expense
  Interest expense                                        102       70       39
  Investment and other income - net                       (49)     (21)     (94)
  Implant litigation - net                                 --       35       --
_______________________________________________________________________________
          Total                                            53       84      (55)
_______________________________________________________________________________
Income From Continuing Operations Before Income Taxes
  and Minority Interest                                 2,168    2,011    1,851
Provision for Income Taxes                                785      731      673
Minority Interest                                          77       73       45
_______________________________________________________________________________

Income From Continuing Operations                       1,306    1,207    1,133

Discontinued Operations
  Income from operations of discontinued businesses,
    net of income taxes                                    43      115      130
  Loss on disposal of discontinued businesses,
    net of income taxes                                  (373)      --       --
_______________________________________________________________________________
Net Income                                           $    976   $1,322  $ 1,263


Per-Share Amounts:
  Continuing Operations                              $   3.11   $2.85   $  2.61
  Discontinued Operations                                (.79)    .28       .30
_______________________________________________________________________________
  Net Income                                         $   2.32   $3.13   $  2.91
_______________________________________________________________________________
Average Shares Outstanding                              419.8   423.0     434.3

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.


Consolidated Balance Sheet


Minnesota Mining and Manufacturing Company and Subsidiaries
At December 31                                               1995      1994
(Dollars in millions)
Assets
Current Assets
  Cash and cash equivalents                               $   485      $297
  Other securities                                            287       194
  Accounts receivable - net                                 2,398     2,328
  Inventories                                               2,206     2,138
  Other current assets                                      1,019       651
___________________________________________________________________________
          Total current assets                              6,395     5,608

Investments                                                   565       532
Property, Plant and Equipment - net                         4,638     4,362
Other Assets                                                1,177       897
Net Assets of Discontinued Operations                       1,408     1,669
___________________________________________________________________________
          Total                                           $14,183   $13,068



Liabilities and Stockholders' Equity
Current Liabilities
  Accounts payable                                        $   762    $  820
  Payroll                                                     298       279
  Income taxes                                                214       110
  Short-term debt                                             822       917
  Other current liabilities                                 1,628     1,130
___________________________________________________________________________
         Total current liabilities                          3,724     3,256

Other Liabilities                                           2,372     2,047
Long-Term Debt                                              1,203     1,031
Stockholders' Equity - net                                  6,884     6,734
  Shares outstanding - 1995: 418,702,754
                       1994: 419,793,702
___________________________________________________________________________
         Total                                            $14,183   $13,068


The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.


Consolidated Statement of Cash Flows

Minnesota Mining and Manufacturing Company and Subsidiaries
For the Years Ended December 31                           1995    1994    1993
(Dollars in millions)

Cash Flows from Operating Activities
Net income                                             $   976  $1,322  $1,263
Less income (loss) from discontinued operations           (330)    115     130

Income from continuing operations                        1,306   1,207   1,133

Adjustments to reconcile income from
    continuing operations to net cash
    provided by operating activities:
  Depreciation                                             795     793     768
  Amortization                                              64      79      84
  Accounts receivable                                      (90)   (225)   (306)
  Inventories                                              (51)   (240)   (169)
  Working capital and other changes                        (89)     41     285
______________________________________________________________________________
Net cash provided by continuing operations               1,935   1,655   1,795
Net cash provided by discontinued operations               325     274     296

Net cash provided by operating activities                2,260   1,929   2,091

Cash Flows from Investing Activities
  Capital expenditures                                  (1,088)   (972)   (898)
  Proceeds from sale of property, plant and equipment       54      54      48
  Acquisitions and other investments                       (49)    (92)    (70)
  Proceeds from divestitures and investments                82      22      37
  Discontinued operations, net                            (207)   (183)   (209)
______________________________________________________________________________
Net cash used in investing activities                   (1,208) (1,171) (1,092)

Cash Flows from Financing Activities
  Net change in short-term debt                            (41)    216      48
  Repayment of long-term debt                             (156)    (62)    (80)
  Proceeds from long-term debt                             223     401     150
  Purchases of treasury stock                             (351)   (689)   (706)
  Reissuances of treasury stock                            214     138     181
  Payment of dividends                                    (790)   (744)   (721)
______________________________________________________________________________
Net cash used in financing activities                     (901)   (740) (1,128)
Effect of exchange rate changes on cash                     37       5      21
______________________________________________________________________________
Net increase (decrease) in cash and cash equivalents       188      23    (108)
Cash and cash equivalents at beginning of year             297     274     382
______________________________________________________________________________
Cash and cash equivalents at end of year               $   485  $  297  $  274
______________________________________________________________________________

 The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.


Notes to Consolidated Financial Statements

Accounting Policies
Consolidation:    All   significant   subsidiaries   are   consolidated.
Unconsolidated subsidiaries and affiliates are included on the equity basis.

Foreign Currency Translation: Local currencies are generally considered the functional currencies outside the United States, except in countries treated as highly inflationary. Assets and liabilities for operations in local currency environments are translated at year-end exchange rates. Income and expense items are translated at average rates of exchange prevailing during the year. Cumulative translation adjustments, recorded as a component of stockholders' equity, reduced stockholders' equity by $102 million, $163 million and $331 million at December 31, 1995, 1994 and 1993, respectively.

For operations in countries treated as highly inflationary, certain financial statement amounts are translated at historical exchange rates, with all other assets and liabilities translated at year-end exchange rates. These translation adjustments are reflected in the results of operations. They decreased net income by $4 million in 1995, $20 million in 1994 and by $12 million in 1993.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Cash and Cash Equivalents: Cash and cash equivalents consist of cash and temporary investments with maturities of three months or less when purchased.

Other Securities and Investments: Other securities consist of marketable securities and interest-bearing bank deposits with varied maturity dates. These securities are employed in the company's banking, captive insurance and cash management operations. Investments primarily include debt securities held by captive insurance and banking operations, individual and commercial loans receivable held by banking operations, the cash surrender value of life insurance policies, and real estate and venture capital investments.

Other Securities and Investments                    At December 31
(Millions)                                         1995       1994
Held-to-maturity (amortized cost)                  $168       $120
Available-for-sale (fair value)                     225        160
Other (cost, which approximates fair value)         459        446

Unrealized gains and losses relating to other securities and investments classified as available-for-sale are included as a component of stockholders' equity. Realized gains and losses in 1995 and 1994 were not material.

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

In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the undiscounted expected future cash flows is less than the carrying amount of the asset, an impairment loss is
recognized.   The impact of this statement on the company is immaterial.
The company will adopt this standard effective January 1, 1996.

Deferred Income Taxes: Deferred income taxes arise from differences in bases between tax reporting and financial reporting.

Revenue Recognition: Revenue is recognized upon shipment of goods to customers and upon performance of services. The company sells a wide range of products to a diversified base of customers around the world and, therefore, believes there is no material concentration of credit risk.

Depreciation:   Depreciation  of  property,  plant  and   equipment   is
generally computed on a straight-line basis over the estimated useful lives of these assets.

Research and Development: Research and development costs are charged to operations as incurred and totaled $883 million in 1995, $828 million in 1994 and $794 million in 1993.

Advertising   Costs:   Advertising  costs  are  generally   charged   to
operations in the year incurred and totaled $423 million in 1995, $422 million in 1994 and $353 million in 1993.

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

Accounting for Stock-Based Compensation: In October 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation." This statement establishes financial accounting and reporting standards for stock-based employee compensation plans. The company intends to follow the option that permits entities to continue to apply current accounting standards to stock-based employee compensation arrangements. Effective with year-end 1996 reporting, the company will disclose pro forma net income and earnings per share amounts as if Statement No. 123 accounting were applied.

Supplemental Balance Sheet Information
________________________________________________________________________

(Millions)                                                1995      1994

Accounts receivable
Accounts receivable                                    $ 2,492    $2,414
Less allowances                                             94        86
  Accounts receivable - net                            $ 2,398    $2,328

Inventories
Finished goods                                         $ 1,164    $1,081
Work in process                                            565       583
Raw materials and supplies                                 477       474
  Total inventories                                    $ 2,206    $2,138

Other current assets
Product and other insurance claims                     $   334    $  158
Deferred taxes                                             307       177
Other                                                      378       316
  Total other current assets                           $ 1,019    $  651

Property, plant and equipment - at cost
Land                                                   $   296    $  284
Buildings and leasehold improvements                     2,814     2,595
Machinery and equipment                                  7,673     7,065
Construction in progress                                   451       358
                                                       $11,234   $10,302
Less accumulated depreciation                            6,596     5,940
  Property, plant and equipment - net                  $ 4,638   $ 4,362

Other assets
Product and other insurance claims                     $   781   $   466
Deferred taxes                                             105       124
Other                                                      291       307
  Total other assets                                   $ 1,177   $   897

Other current liabilities
Product and other liabilities                          $   369   $   183
Severance and other restructuring liabilities              379        --
Deposits - banking  operations                             290       270
Deferred taxes                                              10        10
Other                                                      580       667
  Total other current liabilities                      $ 1,628   $ 1,130

Other liabilities
Product and other liabilities                          $   923   $   682
Minority interest in subsidiaries                          483       460
Nonpension postretirement benefits                         423       404
Deferred taxes                                              90        97
Other                                                      453       404
  Total other liabilities                              $ 2,372   $ 2,047
Deposits - banking operations - are primarily demand deposits and, as such, the carrying amount approximates fair value.

Discontinued Operations
In November 1995, the Board of Directors approved a plan to launch the company's data storage and imaging systems businesses as an independent, publicly owned company. This transaction will be effected through the distribution of shares in a newly formed company to 3M shareholders.
The transaction is expected to be tax free to 3M and to shareholders. The distribution is expected to occur around July 1, 1996. 3M will contribute the net assets of the data storage and imaging systems businesses to the newly formed company, reducing stockholders' equity by an estimated $1 billion.

In   November   1995,   the  Board  of  Directors  also   approved   the
discontinuance of 3M's audio and video tape business within 12 months.

As a result of the plans to spin off the data storage and imaging systems businesses and to discontinue the audio and video tape business, the company's consolidated financial statements and notes report these businesses as discontinued operations. Prior years' consolidated financial statements and notes have been restated accordingly.

The 1995 income from operations of the discontinued businesses include results through November 30, 1995. Income from operations of the discontinued businesses includes interest expense allocations (based on the ratio of net assets of discontinued operations to consolidated net assets plus debt) of $15 million, $17 million, and $11 million in 1995, 1994 and 1993, respectively. The loss on disposal of $373 million includes the estimated future results of operations through the estimated date of spin-off or closure. Major components of the loss on disposal include $300 million of severance cost and $265 million of asset write-downs, net of deferred income taxes of $232 million. Included in the calculation of the loss on disposal was $13 million in interest expense. Net cash provided by discontinued operations in 1995 differs from the loss from discontinued operations principally due to two factors -- the loss on disposal for which no cash had been expended at December 31, 1995, and depreciation.

Discontinued Operations
(Millions)                                           1995      1994      1993
Net Sales                                          $2,645    $2,931    $2,967
Income Before Income Taxes and Minority Interest       59       143       151
Provision for Income Taxes                             23        40        34
Minority Interest                                      (7)      (12)      (13)
Income from Operations, Net of Income Taxes            43       115       130
Loss on Disposal, Net of Income Taxes                (373)       --        --
  Total Discontinued Operations, Net of Income Taxes (330)      115       130


Net Assets of Discontinued Operations              At December 31
(Millions)                                       1995           1994
Current Assets                                 $1,212         $1,320
Property, Plant and Equipment - net               456            692
Other Assets                                      192             85
Current Liabilities                              (357)          (349)
Other Liabilities                                 (95)           (79)
  Net Assets of Discontinued Operations        $1,408         $1,669

Restructuring Charge
Related to the spin-off of the data storage and imaging businesses and the phase-out of the audio and video tape business, the company recorded a restructuring charge of $79 million in 1995. Major components of this charge include $50 million of employee severance costs and $17 million related to the write-down of certain assets to their net realizable value. The company expects to reduce approximately 1,000 positions by the end of 1996, mainly in corporate service functions supporting 3M businesses in the United States and Europe. As of December 31, 1995, no employee separations had occurred and no cash payments related to employee separations had been made.

Debt

Short-Term Debt                           Effective
(Millions)                              Interest Rate*      1995      1994
Commercial paper                             4.91%       $   574    $  593
Long-term debt - current portion             8.19%            47       174
Other  borrowings                            8.70%           201       150
__________________________________________________________________________
  Total short-term debt                                  $   822    $  917
__________________________________________________________________________
Long-Term Debt             Effective         Maturity
(Millions)               Interest Rate*        Date          1995     1994
ESOP debt guarantee          8.21%         1997-2004      $   412   $  444
U.S. 7.75% Eurobond          5.50%              1997          200       --
U.S. 6.375% Eurobond         5.02%              1997          200      200
Canadian 6.5% Eurobond       4.81%              1998          114      114
Medium-term 6.25% note       5.11%              1999          100      100
Swiss Franc 5.5% note        5.50%              1997           98       98
Other borrowings             7.67%         1997-2025           79       75
__________________________________________________________________________
  Total long-term debt                                     $1,203   $1,031

*Effective interest rates, which reflect the effects of interest rate and currency swaps, at December 31, 1995.


Debt with fixed interest rates include the ESOP, Canadian Eurobond and a portion of other borrowings. Other borrowings consist primarily of borrowings of 3M's international companies and industrial bond issues in the United States.

Maturities  of  long-term debt for the next five years are  as  follows:
1996,  $47  million; 1997, $558 million; 1998, $162 million; 1999,  $144 million; and 2000, $45 million.

Interest payments included in the Consolidated Statement of Cash Flows totaled $104 million in 1995, $72 million in 1994 and $42 million in 1993. The ESOP debt is being serviced by dividends on stock held by the ESOP and by company contributions. These contributions are reported as a benefit expense.

The  company  estimates that the fair value of short-term and  long-term
debt  approximates  the  carrying  amount  of  this  debt.   Payment  of
dividends is not restricted by debt covenants.


Other Financial Instruments
Interest Rate and Currency Swaps: To manage interest rate and foreign exchange rate risk and to lower its cost of borrowing, the company has entered into interest rate and currency swaps. The notional amounts set forth in the table below serve solely as a basis for the calculation of payment streams to be exchanged. These notional amounts are not a measure of the exposure of the company through its use of derivatives. These instruments mature in relationship to their underlying debt and have maturities extending to 1999. Unrealized gains and losses and exposure to changes in market conditions were not material at December 31, 1995 and 1994.

Notional Amounts
(Millions)                                         1995    1994
Interest rate swaps                                $836    $489
Currency swaps                                      306     256

Foreign Exchange Forward and Options Contracts: The company has entered into foreign exchange forward and options contracts, all having maturities of less than one year. The face amounts represent contracted U.S. dollar equivalents of non-U.S. dollar denominated forward and
options  contracts.   The amounts at risk are not material  because  the
company  is  not  required to exercise options  purchased  and  has  the ability to generate offsetting foreign currency cash flows. The unrealized gains and losses at December 31, 1995 and 1994, were not material.

Face Amounts
(Millions)                                         1995    1994
Forward contracts                                $1,178    $772
Options purchased                                   196      65
Options sold                                        137     109

The company engages in foreign currency hedging activities to reduce exchange risks arising from cross-border, non-U.S. dollar denominated cash flows. The company operates on a global basis, generating more than half of its revenues from international customers and engaging in substantial product and financial transfers among geographic areas. The major forward contracts at December 31, 1995, were denominated in Italian lira, French francs, Japanese yen, German marks, Swiss francs, British pound sterling and Canadian dollars.

Credit Risk: The company is exposed to credit loss in the event of nonperformance by counterparties in interest rate swaps, currency swaps and foreign exchange contracts, but does not anticipate nonperformance by any of these counterparties. The company actively monitors its exposure to credit risk through the use of credit approvals and credit limits, and by selecting major international banks and financial institutions as counterparties.

Leases
Rental expense under operating leases was $154 million in 1995, $140 million in 1994 and $132 million in 1993. The table below sets forth minimum payments under operating leases with noncancelable terms in excess of one year, as of year-end 1995.
________________________________________________________________________
                                                           After
(Millions)               1996   1997   1998   1999   2000   2000   Total
Minimum lease payments    $71    $57    $36    $28    $22    $83    $297


Income Taxes
___________________________________________________________________________
Income From Continuing Operations Before Income Taxes and Minority Interest
(Millions)                                  1995        1994        1993
U.S.                                      $1,274      $1,284      $1,264
International                                894         727         587
  Total                                   $2,168      $2,011      $1,851
___________________________________________________________________________
Provision for Income Taxes
(Millions)                                  1995        1994        1993
Currently payable
  Federal                                 $  346      $  306      $  382
  State                                       58          60          68
  International                              380         306         298
Deferred
  Federal                                     21          48         (55)
  State                                        2           4          (5)
  International                              (22)          7         (15)
___________________________________________________________________________
  Total                                   $  785      $  731      $  673


Components of Deferred Tax Assets and Liabilities
(Millions)                                  1995        1994
Accruals not currently deductible:
  Benefit costs                             $265        $273
  Severance and other restructuring costs    144          --
  Product and other liabilities              492         330
Product and other insurance claims          (425)       (238)
Accelerated depreciation                    (350)       (342)
Other                                        186         171
  Net Deferred Tax Asset                    $312        $194

Income tax payments included in the Consolidated Statement of Cash Flows totaled $793 million in 1995, $865 million in 1994 and $754 million in 1993.

At  December 31, 1995, approximately $3.377 billion of retained earnings
attributable   to   international  companies  were  considered   to   be
permanently invested.  No provision has been made for taxes  that  might be  payable if these earnings were remitted to the United States.  It is not practical to determine the amount of incremental tax that might arise were these earnings to be remitted.
____________________________________________________________________________

Reconciliation of Effective Income Tax Rate         1995      1994      1993
Statutory U.S. tax rate                             35.0%     35.0%     35.0%
State income taxes - net                             1.8       2.1       2.2
International taxes                                  2.1       2.9       4.2
Adjusted prior years' export sales benefit            --      (1.5)       --
All other - net                                     (2.7)     (2.1)     (5.0)
  Effective worldwide tax rate                      36.2%     36.4%     36.4%


Stockholders' Equity
Common  stock,  without par value, of 500,000,000 shares is  authorized, with  472,016,528 shares issued in 1995, 1994 and 1993.  Treasury shares
at   year-end  totaled  53,313,774  in  1995,  52,222,826  in  1994  and
42,537,890  in 1993.  This stock is reported at cost.  Preferred  stock, without par value, of 10,000,000 shares is authorized but unissued.  All share  and  per-share  data  reflect a two-for-one  common  stock  split effective March 15, 1994.

_______________________________________________________________________________________
                                             Translation
                                              and Fair       ESOP
                            Common Retained     Value       Unearned   Treasury
(Dollars in millions)       Stock  Earnings  Adjustments  Compensation   Stock    Total
_______________________________________________________________________________________
Balance, December 31, 1992    $296   $8,012      $(198)      $(498)    $(1,013)  $6,599
Net income                            1,263                                       1,263
Dividends paid ($1.66 per share)       (721)                                       (721)
Reacquired stock (13,161,736 shares)                                      (706)    (706)
Issuances pursuant to stock option and
  benefit plans (4,572,274 shares)      (54)                               245      191
Amortization of unearned compensation                           19                   19
Translation adjustments                           (133)                            (133)
Balance, December 31, 1993    $296   $8,500      $(331)      $(479)    $(1,474)  $6,512
Net income                            1,322                                       1,322
Dividends paid ($1.76 per share)       (744)                                       (744)
Reacquired stock (13,136,376 shares)                                      (689)    (689)
Issuances pursuant to stock option and
  benefit plans (3,451,440 shares)      (39)                               188      149
Amortization of unearned compensation                           19                   19
Translation and fair value adjustments             165                              165
Balance, December 31, 1994    $296   $9,039      $(166)      $(460)    $(1,975)  $6,734
Net income                              976                                         976
Dividends paid ($1.88 per share)       (790)                                       (790)
Reacquired stock (5,879,092 shares)                                       (351)    (351)
Issuances pursuant to stock option and
  benefit plans (4,788,144 shares)      (61)                               273      212
Amortization of unearned compensation                           23                   23
Translation and fair value adjustments              80                               80
Balance, December 31, 1995    $296   $9,164     $  (86)      $(437)    $(2,053)  $6,884


  Business Segments
As a result of the restructuring plan, the company's businesses now are organized into two sectors. The company's electro and communications businesses now are included in the Industrial and Consumer Sector. Accordingly, all prior data have been restated.

3M's two business sectors have worldwide responsibility for virtually all of the company's product lines. These product lines serve a wide
range   of   markets,  including  automotive,  communication,   consumer,
electronic, health care, industrial, office, personal care and safety. 3M's business is not dependent upon any single product or market.

Financial information relating to the company's business sectors for the years ended December 31, 1995, 1994 and 1993 appears below. 3M is an integrated enterprise characterized by substantial intersector cooperation, cost allocations and inventory transfers. Therefore, management does not represent that these sectors, if operated independently, could earn the operating income shown.


                      Industrial     Life     Corporate &      Total
(Millions)          and Consumer   Sciences   Unallocated     Company

Net Sales     1995     $8,365       $5,018     $   77        $13,460
              1994      7,578        4,504         66         12,148
              1993      6,897        4,092         64         11,053

Operating     1995     $1,335       $1,065     $ (179)*      $ 2,221
Income        1994      1,218          956        (79)*        2,095
              1993      1,041          850        (95)*        1,796

Identifiable  1995     $5,482       $3,276     $5,425        $14,183
Assets **     1994      5,242        3,038      4,788         13,068
              1993      4,718        2,768      4,309         11,795

Depreciation  1995     $  471       $  253     $   71        $   795
              1994        475          261         57            793
              1993        451          249         68            768

Capital       1995     $  627       $  438     $   23        $ 1,088
Expenditures  1994        605          351         16            972
              1993        557          327         14            898


* Operating income for 1995 includes a $79 million restructuring charge. For all years presented, operating income includes unallocated corporate overhead expenses, most of which historically were allocated to discontinued operations.
** Identifiable assets for business sectors primarily include accounts receivable; inventory; net property, plant and equipment; and other miscellaneous assets. Assets included in the Corporate and Unallocated column are principally cash and cash equivalents; other securities; insurance receivables; deferred income taxes; certain investments and other assets; net assets of discontinued operations; and certain unallocated property, plant and equipment.

Revenue by Classes of Similar Products or Services (Unaudited)
(Millions)                                  1995        1994        1993
Tape Products                            $ 2,042      $1,801      $1,617
Abrasive Products                          1,220       1,117       1,002
Automotive and Chemical Products           1,328       1,195       1,176
Connecting and Insulating Products         1,470       1,362       1,252
Consumer and Office Products               2,272       2,069       1,844
Health Care Products                       2,221       2,002       1,876
Safety and Personal Care Products          1,220       1,067         974
All Other Products                         1,687       1,535       1,312
  Total                                  $13,460     $12,148     $11,053



Geographic Areas
Information in the table below is presented on the same basis utilized by the company to manage the business. Export sales and certain income and expense items are reported in the geographic area where the final sale to customers is made, rather than where the transaction originates.

                    United   Europe and    Asia     Other     Elimina-   Total
(Millions)          States   Middle East  Pacific   Areas *    tions    Company
                                                             and Other
Net Sales to  1995  $6,207     $3,489     $2,549   $1,215               $13,460
Customers     1994   5,944      2,937      2,191    1,076                12,148
              1993   5,531      2,706      1,870      946                11,053

Transfers     1995  $1,382     $  153     $   43   $  188    $(1,766)        --
Between       1994   1,227        149         31      152     (1,559)        --
Geographic    1993   1,026         85         24      141     (1,276)        --
Areas

Operating     1995  $  925     $  436     $  626   $  234               $ 2,221
Income        1994   1,035        317        535      208                 2,095
              1993     898        262        444      192                 1,796

Identifiable  1995  $7,337    $ 2,782    $ 1,802   $  854    $ 1,408    $14,183
Assets **     1994   6,462      2,420      1,734      783      1,669     13,068
              1993   5,795      2,201      1,459      720      1,620     11,795

*  Includes Canada, Latin America and Africa.

**   Net Assets of Discontinued Operations are reported in the
Eliminations and Other column.













Retirement Plans
3M has various company-sponsored retirement plans covering substantially all U.S. employees and many employees outside the United States. Pension benefits are based principally on an employee's years of service and compensation near retirement. Plan assets are invested in common stocks, fixed-income securities, real estate and other investments.

The company's funding policy is to deposit with an independent trustee amounts at least equal to those required by law. A trust fund is maintained to provide pension benefits to plan participants and their beneficiaries. In addition, a number of plans are maintained by deposits with insurance companies. The charge to income relating to these plans was $152 million in 1995, $153 million in 1994 and $170 million in 1993.

Net pension cost is reported on a continuing operations basis, whereas the funded status of pension plans includes both continuing and discontinued operations. The company is in the process of determining the benefit arrangements of the spin-off company and, thus, the funded status of pension plans is subject to change based on these determinations.

Net  Pension Cost                    U.S. Plan             International Plans
(Millions)                     1995    1994    1993      1995     1994     1993
Service cost                   $ 96    $117    $110       $86    $  85      $86
Interest cost                   304     280     276        92       89       80
Return on plan assets - actual (846)     70    (430)     (124)      (2)    (185)
Net amortization and deferral   532    (377)    154        39      (79)     112
Discontinued operations         (14)    (16)    (18)      (13)     (14)     (15)
  Net pension cost             $ 72    $ 74    $ 92       $80    $  79      $78

Funded Status of Pension Plans               U.S. Plan     International Plans
(Millions)                               1995       1994        1995       1994
Plan assets at fair value              $4,134     $3,343      $1,293     $1,333
Accrued pension cost                       97        161         110         97
Amount provided for future benefits    $4,231     $3,504      $1,403     $1,430
Actuarial present value of:
  Vested benefit obligation             3,666      2,889       1,051      1,022
  Non-vested benefit obligation           521        423         108        100
Accumulated benefit obligation         $4,187     $3,312      $1,159     $1,122
Amount provided for future benefits
  less accumulated benefit obligation      44        192         244        308
Projected benefit obligation            4,696      3,721       1,482      1,514
Plan assets at fair value less
  projected benefit obligation         $ (562)    $ (378)     $ (189)    $ (181)
Unrecognized net transition
  (asset) obligation                     (149)      (187)         22         22
Other unrecognized items                  614        404          57         62
  Accrued pension cost                 $  (97)    $ (161)     $ (110)    $  (97)

                                          U.S. Plan       International Plans
Assumptions at Year-End             1995   1994   1993    1995    1994    1993
Discount rate                       7.00%  8.25%  7.25%   7.10%   7.45%   7.26%
Compensation rate increase          5.00%  5.00%  5.00%   5.38%   5.71%   5.31%
Long term rate of return on assets  9.00%  9.00%  9.00%   7.59%   7.65%   7.64%
Net pension cost is determined using assumptions at the beginning of the year. Funded status is determined using assumptions at year-end.


Other Postretirement Benefits
The company provides health care and life insurance benefits for substantially all of its U.S. employees who reach retirement age while employed by the company. The company has set aside funds with an independent trustee for these postretirement benefits and makes periodic contributions to the plan. The assets held by the trustee are invested in common stocks and fixed-income securities. Employees outside the United States are covered principally by government-sponsored plans. The cost of company-provided plans for these employees is not material.

Net periodic postretirement benefit cost is reported on a continuing operations basis, whereas the funded status of the postretirement benefit plan includes both continuing and discontinued operations. The company is in the process of determining the benefit arrangements of the spin-off company and, thus, the funded status of the postretirement benefit plan is subject to change based on these determinations.

The   table  below  sets  forth  the  components  of  the  net  periodic postretirement benefit cost and a reconciliation of the funded status of the postretirement benefit plan for U.S. employees.

Net Periodic Postretirement Benefit Cost
(Millions)                            1995            1994          1993
Service cost                        $   26          $   28          $ 23
Interest cost                           63              55            53
Return on plan assets - actual         (76)             16           (23)
Net amortization and deferral           51             (40)            1
Discontinued operations                (11)            (10)           (9)
  Total                             $   53          $   49          $ 45

Funded Status of Postretirement Benefit Plan
(Millions)                                           1995          1994
Fair value of plan assets                          $  398         $ 319
Accumulated postretirement
  benefit obligation:
     Retirees                                      $  286         $ 256
     Fully eligible active plan participants          201           167
     Other active plan participants                   468           367
     Benefit obligation                            $  955         $ 790
Plan assets less benefit obligation                $ (557)        $(471)
Adjustments and unrecognized items                    134            67
  Accrued postretirement cost                      $ (423)        $(404)

The accumulated postretirement benefit obligation and related benefit costs are determined through the application of relevant actuarial assumptions. The company anticipates its health care cost trend rate to slow from 6.9 percent in 1996 to 5.0 percent in 2003, after which the trend rate is expected to stabilize. The effect of a one percentage point increase in the assumed health care cost trend rate for each future year would increase the benefit obligation by $78 million and the current year benefit expense by $9 million. Other actuarial assumptions include an expected long-term rate of return on plan assets of 9.0 percent (before taxes applicable to a portion of the return on plan assets), and a discount rate of 7.0 percent.

Employee Savings and Stock Ownership Plans
The company sponsors employee savings plans under Section 401(k) of the Internal Revenue Code. These plans are offered to substantially all regular U.S. employees. The company matches employee contributions of up to 6 percent of compensation at rates ranging from 10 to 85 percent, depending upon company performance.

The company maintains an Employee Stock Ownership Plan (ESOP) for substantially all regular U.S. employees not covered by collective bargaining agreements. This plan was established in 1989 as a cost-effective way of funding certain employee retirement savings benefits, including the company's matching contributions under 401(k) employee savings plans. The ESOP borrowed $548 million and used the proceeds to purchase 15.4 million shares of the company's common stock, previously held in treasury. Because the company has guaranteed repayment of the ESOP debt, the debt and related unearned compensation are recorded in the Consolidated Balance Sheet.

Dividends on shares held by the ESOP are paid to the ESOP trust and, together with company contributions, are used by the ESOP to repay principal and interest on the outstanding notes. Shares are released for allocation to participants based upon the ratio of the current year's debt service to the sum of total principal and interest payments over the life of the notes.

Annual expenses related to the ESOP generally represent total debt service on the notes, less dividends, and totaled $30 million in 1995, $32 million in 1994 and $34 million in 1993. Unearned compensation, shown as a reduction of stockholders' equity, is reduced by the higher of principal payments or the cost of shares allocated.

Interest incurred on the ESOP's notes amounted to $37 million in 1995, $39 million in 1994 and $41 million in 1993. The company paid dividends on the stock held by the ESOP of $28 million in 1995, $26 million in 1994 and $25 million in 1993. Company contributions to the ESOP were $40 million in 1995, $35 million in 1994 and $34 million in 1993. These contributions are reported as a benefit expense.

ESOP Shares                             1995          1994          1993

Allocated shares                   5,116,265     4,236,925     3,447,668
Committed to be released                 --            --            --
Unreleased shares                  9,892,575    10,941,944    11,875,928
  Total shares held by the ESOP   15,008,840    15,178,869    15,323,596


General Employees' Stock Purchase Plan
Substantially all regular U.S. employees are eligible to participate in the General Employees' Stock Purchase Plan. Participants are granted options at 85 percent of market value at the date of grant. Options must be exercised within 27 months from date of grant.

                                                  Shares     Price Range
Under option-
   January 1, 1995                               369,200    $41.76-48.30
     Granted                                   1,778,647     43.89-55.41
     Exercised                                (1,741,794)    41.76-55.41
     Canceled                                    (55,248)    41.76-55.41
Under option-
   December 31, 1995                             350,805    $41.76-55.41

Shares available for grant-
   December 31, 1995                          14,236,150



Management Stock Ownership Program
Management  stock options are granted at market value  at  the  date  of
grant.   At  year-end, there were 4,545 participants in the  plan.   All
outstanding options expire between May 1996 and May 2005.

                                                  Shares     Price Range
Under option-
   January 1, 1995                            22,715,941    $19.44-58.08
     Granted                                   4,300,298     50.95-61.50
     Exercised                                (3,001,292)    19.44-59.60
     Canceled                                    (40,232)    19.44-59.60
Under option-
   December 31, 1995                          23,974,715    $24.94-61.50

Options exercisable-
   December 31, 1995                          20,219,581    $24.94-61.50

Shares available for grant-
   December 31, 1995                          13,323,715


  Quarterly Data (Unaudited)

 (Millions, except per-share data)
                           First     Second      Third      Fourth      Year

Net Sales
1995                      $3,361     $3,424      $3,370     $3,305    $13,460
1994                       2,911      3,040       3,107      3,090     12,148

Cost of Goods Sold
1995                      $1,886     $1,949      $1,942     $1,943     $7,720
1994                       1,649      1,700       1,746      1,734      6,829


Income from Continuing Operations*
1995                        $355       $346        $339      $  266    $1,306
1994                         270        314         329         294     1,207

Discontinued Operations
1995                        $ 21       $  7        $  5       $(363)   $ (330)
1994                          36         29          12          38       115

Net Income (Loss)
1995                        $376       $353        $344       $ (97)   $  976
1994                         306        343         341         332     1,322


Per-Share - Continuing Operations*
1995                        $.85       $.82        $.81        $.63     $3.11
1994                         .63        .74         .78         .70      2.85

Per-Share - Discontinued Operations
1995                        $.05       $.02        $.01       $(.87)    $(.79)
1994                         .09        .07         .03         .09       .28

Per-Share
1995                        $.90       $.84        $.82       $(.24)    $2.32
1994                         .72        .81         .81         .79      3.13

* First quarter 1994 includes a pre-tax implant litigation charge of $35 million, or 5 cents a share. Fourth quarter 1995 includes a pre-tax restructuring charge of $79 million, or 12 cents a share.


Stock Price Comparisons (NYSE Composite Transactions)
1995  High                $58.88     $62.13      $60.13     $69.88     $69.88
1995  Low                  50.75      56.50       53.88      55.13      50.75
1994  High                 56.38      52.38       57.13      56.63      57.13
1994  Low                  49.00      46.38       49.25      50.38      46.38


Legal Proceedings
Discussion of legal matters is cross-referenced to Part I, Item 3, of this Form 10-K, and should be considered an integral part of the Consolidated Financial Statements and Notes.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

   None.

                            PART III

Item 10. Directors and Executive Officers of the Registrant.

Item 11. Executive Compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

Item 13. Certain Relationships and Related Transactions.

The information required by Items 10 through 13 are incorporated by reference from the registrant's definitive proxy statement pursuant to general instruction G(3). The registrant will file with the Commission a definitive proxy statement pursuant to Regulation 14A before April 29, 1996.


                            PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) The financial statements filed as part of this report are listed in the index to financial statements on page 23.

All financial statement schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements or the notes thereto.

(b) Reports on Form 8-K:

The company filed two reports on Form 8-K during the fourth quarter of 1995.

November 14, 1995: Item 5, Other Events, which incorporates by reference the press release issued by the company on November 14, 1995. This press release reports that the company intends to launch its data storage and imaging systems business as an independent, publicly owned company, and will discontinue its audio and video tape business within 12 months.

December 22, 1995: Item 5, Other Events, which provides information about approval by the U.S. District Court, Northern District of Alabama, of a revised class action settlement program for resolution of claims seeking damages for personal injuries from allegedly defective breast implants.

(c) Exhibits:

Incorporated by Reference:

                                           Incorporated by Reference in the
                                                       Report From

  (3)  Restated certificate of incorporation      Exhibit (3) to
       and bylaws, amended to and                 Form 10-Q
       including amendments of                    for period ended
       May 12, 1987.                              June 30, 1987.

  (4)  Instruments defining the rights of security
       holders, including debentures:
       (a) common  stock.                         Exhibit (3) above
       (b) medium-term notes.                     Registration No. 33-48089
                                                   on Form S-3.

 (10)  Material contracts, management
       remuneration:
       (a) management stock ownership program.    Exhibit 4 of
                                                  Registration Nos. 33-49842
                                                  and 33-58767 on Form S-8
       (b) profit sharing plan, performance       Written description contained
           unit plan and other compensation       in issuer's proxy statement
           arrangements.                          for the 1996 annual
                                                  shareholders' meeting.


                                                       Reference (pages)
                                                            Form 10-K
   Submitted herewith:

        (11)  Computation of per share earnings.                 45

        (12)  Calculation of ratio of earnings
              to fixed charges.                                  46

        (21)  Subsidiaries of the registrant.                    47

        (23)  Consent of experts.                                48

        (24)  Power of attorney.                                 49

        (27)  Financial data schedule for the year ended
              December 31, 1995 (EDGAR filing only).

        (27)  Restated financial data schedule for the year ended
              December 31, 1994 (EDGAR filing only).


                       SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  MINNESOTA MINING AND MANUFACTURING COMPANY


                                By  /s/ Giulio Agostini
                                    Giulio Agostini, Senior Vice President
                                    Principal Financial and Accounting Officer
                                    March 11, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 11, 1996.

Signature               Title

LIVIO D. DeSIMONE       Chairman of the Board and
                        Chief Executive Officer, Director

EDWARD A. BRENNAN       Director
LAWRENCE E. EATON       Director
HARRY A. HAMMERLY       Director
ALLEN. F. JACOBSON      Director
JERRY R. JUNKINS        Director
RONALD A. MITSCH        Director
ALLEN E. MURRAY         Director
AULANA L. PETERS        Director
ROZANNE L. RIDGWAY      Director
FRANK SHRONTZ           Director
F. ALAN SMITH           Director
LOUIS W. SULLIVAN       Director

Roger P. Smith, by signing his name hereto, does hereby sign this document pursuant to powers of attorney duly executed by the other persons named, filed with the Securities and Exchange Commission on behalf of such other persons, all in the capacities and on the date stated, such persons constituting a majority of the directors of the company.

                             By  /s/ Roger P. Smith
                                Roger P. Smith, Attorney-in-Fact