Form 10-Q
period 1996-03-31
MINNESOTA MINING & MANUFACTURING CO
filed 1996-05-09
CIK 66740

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549



                          FORM 10-Q

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter ended March 31, 1996       Commission file number: 1-3285



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



On March 31, 1996, there were 418,630,334 shares of the Registrant's common stock outstanding.

            This document contains 24 pages.
        The exhibit index is set forth on page 20.


               MINNESOTA MINING AND MANUFACTURING COMPANY
                            AND SUBSIDIARIES

                     PART I.  FINANCIAL INFORMATION

                    CONSOLIDATED STATEMENT OF INCOME
             (Amounts in millions, except per-share amounts)
                              (Unaudited)

                              Three months ended
                                    March 31
                               1996       1995
Net Sales                     $3,468     $3,361

Operating Expenses
  Cost of goods sold           1,990      1,886
  Selling, general and
    administrative expenses      882        860
         Total                 2,872      2,746

Operating Income                 596        615

Other Income and Expense
  Interest expense                17         27
  Investment and other
    income - net                 (19)       (10)
         Total                    (2)        17

Income From Continuing
  Operations Before Income
  Taxes and Minority Interest    598        598

Provision for Income Taxes       218        222

Minority Interest                 18         21

Income From Continuing
  Operations                     362        355
Discontinued Operations,
  Net of Income Taxes             --         21
Net Income                    $  362     $  376

Average Shares Outstanding     418.5      419.8

Per-Share Amounts:
  Continuing Operations       $  .87     $  .85
  Discontinued Operations         --        .05
  Net Income                  $  .87     $  .90

  Cash dividends declared
    and paid                  $  .47     $  .47

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.


                  MINNESOTA MINING AND MANUFACTURING COMPANY
                               AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                            (Dollars in millions)
                                                 March 31,
ASSETS                                             1996        December 31,
Current Assets                                  (Unaudited)         1995
   Cash and cash equivalents                       $   527          $   485
   Other securities                                    187              287
   Accounts receivable - net                         2,539            2,398
   Inventories
      Finished goods                                 1,100            1,164
      Work in process                                  558              565
      Raw materials and supplies                       479              477
         Total inventories                           2,137            2,206
   Other current assets                              1,062            1,019
            Total current assets                     6,452            6,395

Investments                                            576              565
Property, Plant and Equipment                       11,339           11,234
   Less accumulated depreciation                    (6,714)          (6,596)
      Property, plant and equipment - net            4,625            4,638
Other Assets                                         1,138            1,177
Net Assets of Discontinued Operations                1,332            1,408
            Total                                  $14,123          $14,183

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts payable                                $   813          $   762
   Payroll                                             337              298
   Income taxes                                        280              214
   Short-term debt                                     932              822
   Other current liabilities                         1,502            1,628
            Total current liabilities                3,864            3,724

Other Liabilities                                    2,302            2,372

Long-Term Debt                                         984            1,203

Stockholders' Equity
   Common stock, no par, 472,016,528 shares issued     296              296
   Retained earnings                                 9,294            9,164
   Unearned compensation - ESOP                       (432)            (437)
   Cumulative translation - net                       (151)            (102)
   Net unrealized gain - debt & equity securities       21               16
   Less cost of treasury stock -
      March 31, 1996,     53,386,194 shares;
      December 31, 1995,  53,313,774 shares         (2,055)          (2,053)
         Stockholders' Equity - net                  6,973            6,884
            Total                                  $14,123          $14,183

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.


                 MINNESOTA MINING AND MANUFACTURING COMPANY
                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Dollars in millions)
                                 (Unaudited)


                                                       Three months ended
                                                             March 31
                                                         1996        1995

Cash Flows from Operating Activities:
    Net  income                                       $   362      $  376
     Less   income   from  discontinued  operations        --          21
     Income   from   continuing   operations              362         355

   Adjustments to reconcile income from
     continuing operations to net cash
     provided by operating activities:
       Implant   litigation  -   net                     (156)        (11)
       Depreciation   and   amortization                  217         209
       Working capital and other changes                  (15)          2
Net cash provided by continuing operations                408         555
Net cash provided by discontinued operations              108          33
Net cash provided by operating activities                 516         588

Cash Flows from Investing Activities:
   Capital expenditures                                  (232)       (250)
   Other changes                                            5           9
   Discontinued operations, net                           (37)        (49)
Net cash used in investing activities                    (264)       (290)

Cash Flows from Financing Activities:
   Net change in short-term debt                           (5)       (125)
   Repayment of long-term debt                             (1)        (76)
   Proceeds from long-term debt                            --         200
   Purchases of treasury stock                           (112)        (56)
   Reissuances of treasury stock                           75          49
   Payment of dividends                                  (197)       (197)
Net cash used in financing activities                    (240)       (205)

Effect of exchange rate changes on cash                    30         (35)

Net increase in cash and cash equivalents                  42          58

Cash and cash equivalents at beginning of year            485         297
Cash and cash equivalents at end of period             $  527      $  355

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.


                 MINNESOTA MINING AND MANUFACTURING COMPANY
                              AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

The interim financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. These adjustments consist of normal, recurring items. The results of operations for any interim period are not necessarily indicative of results for the full year. The condensed consolidated financial statements and notes are presented as permitted by the requirements for Form 10-Q and do not contain certain information included in the company's annual consolidated financial statements and notes. This Form 10-Q should be read in conjunction with the company's consolidated financial statements and notes included in its 1995 Annual Report on Form 10-K.

Discontinued Operations:
In November 1995, the Board of Directors approved a plan to launch the company's data storage and imaging systems businesses as an independent, publicly owned company. This transaction will be effected through the distribution of shares in a newly formed company, named Imation, to 3M shareholders. The transaction is expected to be tax free to 3M and to shareholders. The distribution is expected to occur around July 1, 1996. 3M will contribute the net assets of the data storage and imaging systems businesses to Imation, reducing stockholders' equity by an estimated $1 billion. In November 1995, the Board of Directors also approved the discontinuance of 3M's audio and video tape business.

As a result of the plans to spin off Imation and to discontinue the audio and video tape business, the company's consolidated financial statements and notes report these businesses as discontinued operations. Prior periods' consolidated financial statements and notes have been restated accordingly. Net sales of the discontinued businesses for the first quarter of 1995 were $726 million, with income from discontinued operations of $21 million. Income from discontinued operations for the first quarter of 1996 is not reflected in 3M's income statement because the expected income from these operations through the estimated date of spin-off or closure was reflected in the loss on disposal of discontinued operations recorded in the fourth quarter of 1995.

In connection with the discontinuance of these businesses, the company recorded a loss on disposal of $373 million, net of deferred income taxes of $232 million, in the fourth quarter of 1995. This loss included $300 million of severance costs for approximately 4,000 employees directly related to the discontinued operations. As of March 31, 1996, a small number of employee separations had occurred and $2 million in cash payments had been made. The remaining severance liability of $298 million at March 31, 1996, is included in other current liabilities.

Restructuring:
Related to the spin-off of Imation and the phase-out of the audio and video tape business, the company recorded a restructuring charge of $79 million in the fourth quarter of 1995. Major components of this charge included $50 million of employee severance costs and $17 million related to the write-down of certain assets to their net realizable value. The company expects to reduce approximately 1,000 positions by the end of 1996, mainly in corporate service functions supporting 3M businesses in the United States and Europe. As of March 31, 1996, a small number of employee separations had occurred and $4 million in cash payments related to employee separations had been made. The remaining liability of $57 million for employee separations and other items is included in other current liabilities.

Other:
Discussion  of legal matters is cross-referenced to this  Form  10-Q,
Part II, Item 1, Legal Proceedings, and should be considered an integral part of the Consolidated Financial Statements and Notes.

Coopers & Lybrand L.L.P., the company's independent accountants, have performed a review of the unaudited interim financial statements included herein and their report thereon accompanies this filing.



                 REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders of Minnesota Mining and Manufacturing Company:

We have reviewed the accompanying condensed consolidated balance sheet of Minnesota Mining and Manufacturing Company and Subsidiaries as of March 31, 1996, and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1995, and the related consolidated statements of income and cash flows for the year then ended (not presented herein); and in our report dated February 12, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1995, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


                               /s/ COOPERS & LYBRAND L.L.P.

                               COOPERS & LYBRAND L.L.P.



St. Paul, Minnesota
May 2, 1996



               MINNESOTA MINING AND MANUFACTURING COMPANY
                            AND SUBSIDIARIES

                 Management's Discussion and Analysis of
              Financial Condition and Results of Operations

RESULTS OF OPERATIONS

First Quarter
On November 14, 1995, 3M announced that it intends to launch its data storage and imaging systems businesses as an independent, publicly owned company. 3M also announced that it will discontinue its audio and video tape business. As a result of these actions, the data storage, imaging systems, and audio and video tape businesses are presented as discontinued operations within the financial statements and notes for all periods presented. The following discussion is on a continuing operations basis.

Worldwide sales for the first quarter totaled $3.468 billion, an increase of 3.2 percent from $3.361 billion in the first quarter last year. Excluding changes in currency exchange rates, sales rose about 5 percent. Unit sales increased about 3 percent, while selling prices were up about 2 percent.

In the United States, sales were up about 3 percent to more than $1.5 billion. This revenue gain was due to pricing. Volume, reflecting the slower growth of the U.S. economy, was basically flat. In the Life Sciences Sector, volume was up about 3 percent, while selling prices increased about 1 percent. Pacing this revenue growth were the pharmaceuticals and personal care products businesses. In the Industrial and Consumer Sector, sales were up about 2 percent. Prices rose about 3 percent, while volume declined about 1 percent. Good sales gains were achieved in the consumer and office supply businesses. Sales were basically flat in the industrial businesses, which posted solid gains in the first quarter a year ago. Demand for industrial products was affected by industry softness, particularly in auto production, furniture and textiles.

Internationally, sales increased about 4 percent to $1.9 billion, or 55 percent of total sales. Volume abroad increased about 6 percent and selling prices were up about 2 percent. Currency translation reduced international sales by about 4 percent. The two business sectors contributed about equally to the international sales gain for the quarter. While 6-percent international volume growth is less than normal, this gain came on top of a 14-percent volume increase in the first quarter last year. In the first three months last year, all major international areas posted double-digit volume gains.

In Europe, volume rose about 3 percent. While this was a modest gain, it came on the heels of double-digit volume growth in the first quarter last year. Solid volume gains were achieved in the United Kingdom and Spain, with strong growth in many developing countries. Overall growth in Europe was held back by the economic situation in Germany and France.In Japan, 3M's largest international company, unit sales rose about 11 percent. This gain was driven by an exceptionally strong flow of new products and a pickup in the Japanese economy. In Asia outside Japan, volume was up about 13 percent, with overall growth constrained by the disruption in the China region. In Latin America, unit sales increased about 11 percent, with strong volume gains throughout the area, except Brazil. Unit sales in Brazil were up just slightly this quarter, following an outstanding volume gain in the first quarter last year. In Canada, volume decreased about 2 percent.

Cost of goods sold, which includes manufacturing, research and development, and engineering, was 57.4 percent of sales, up 1.3 percentage points from the first quarter last year. The benefit from higher selling prices was more than offset by modest volume growth, higher research and development costs, and by material costs. Research and development spending was 6.7 percent of sales, up four-tenths of a point from the first quarter last year. This increase was magnified by low sales growth and by increased investments in major new product-development programs. While up from the first quarter last year, cost of goods sold was lower than in each of the past two quarters. Cost of goods sold is expected to decline going forward.

Selling, general and administrative spending was 25.4 percent of sales, roughly the same as in the fourth-quarter of 1995, which was the lowest rate in more than five years. Strong emphasis on cost control and streamlining of operations are driving this improvement. Selling, general and administrative spending in the United States was similar to the first quarter last year in dollars and down nearly five-tenths of a percentage point as a ratio to sales.

Employment decreased slightly when compared with the first quarter last year, with sales per employee up about 5 percent in local currencies. This followed a 7 percent gain for total year 1995.

Operating income was $596 million, down about 3 percent from the first quarter last year. Currency effects, which had a positive effect on operating income in the first quarter last year, reduced profits this quarter by more than $15 million dollars, or about 3 percent. Internationally, operating income increased about 2 percent. United States operating income declined about 10 percent due to low sales growth, higher material costs and increased research and development spending. Worldwide operating income dollars were down in both sectors.

First quarter interest expense of $17 million was down $10 million from the same quarter last year. More than half of this decline was due to a combination of lower interest rates and lower debt, factors expected to continue going forward. One-time positive financial events also contributed to the decline in interest expense this quarter. Investment and other income was $19 million, up $9 million from the first quarter last year. This increase largely reflected gains on financial investments, many of which were of a nonrecurring nature.


The worldwide effective tax rate was 36.5 percent, about the rate expected for the full year. The company continued to effectively utilize its international tax credits.

Income  from continuing operations totaled $362 million, or $.87  per share, up about 2 percent from the first quarter of 1995. The company estimates that changes in the value of the U.S. dollar decreased earnings for the quarter by about 2 cents per share compared to the first quarter of 1995. This estimate includes the effect of translating profits from local currencies into United States dollars, the costs in local currencies of transferring goods between the parent company in the United States and international companies, and transaction gains and losses in countries not considered to be highly inflationary.

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

                                ****

As a result of the restructuring, 3M will be better positioned for profitable growth. 3M expects solid sales and earnings growth in 1996, despite strengthening of the U.S. dollar. The company expects to benefit from a strong flow of innovative new products, further expansion into international markets, an intense focus on customer satisfaction, expected improvement in the pace of economic activity, a more favorable raw material picture, and ongoing productivity-improvement efforts.

While volume, productivity and selling prices are expected to help 1996 results, currency effects may moderate profit growth. Based on current exchange rates, currency could reduce 1996 earnings by more than 10 cents a share. The pressure from raw material costs is expected to abate, with costs expected to be down for 1996 as a whole. The company expects to show its strongest earnings gains in the second half of the year.

Capital spending, which was up 12 percent in 1995, is expected to increase less than 10 percent in 1996.






FINANCIAL CONDITION AND LIQUIDITY
The company's financial condition and liquidity remain strong.

Working capital decreased $83 million to $2.588 billion from $2.671 billion as of December 31, 1995. The accounts receivable average days' sales outstanding was 61 days, unchanged from the same quarter last year, but down three days from the end of 1995. The company's key inventory index of 3.7, which represents the number of months of inventory, was down 5 percent from year-end. The company's current ratio was 1.7, unchanged from year-end.

Total debt decreased $109 million from year-end 1995 to $1.916 billion. As of March 31, 1996, total debt was 27 percent of stockholders' equity, down from 29 percent at year-end. The company's borrowings continue to maintain AAA long-term ratings. At the time of the spin-off of Imation, stockholders' equity will be reduced by an estimated $1 billion, essentially representing the distribution of the net assets of Imation. Imation has filed a preliminary information statement with the SEC. This indicates that Imation will have a total capitalization of about $1.25 billion, including about $250 million of debt. 3M expects to maintain its debt to equity ratio after spin-off in the 27 to 29 percent range.

Return on average stockholders' equity for the first three months was
20.9 percent, compared with 20.5 percent for the same period last year, meeting the company's goal of 20 to 25 percent. Adjusting income from continuing operations for the restructuring charge and equity for the impact of discontinued operations, return on equity would be about 25 percent for both periods. Return on capital employed for the first three months was 24.5 percent, down from 25.8 percent in the comparable 1995 period. The company's goal is 27 percent or better.

Net cash provided by operating activities from continuing operations totaled $408 million in the first three months of the year, down $147 million from the same period last year. This decrease was primarily due to the $156 million net cash outflow related to mammary implant litigation. Net cash provided by operating activities from discontinued operations was $108 million in the first quarter compared with $33 million in the same period last year. This increase of $75 million was primarily due to lower working capital requirements.

Timing differences between payment of implant liabilities and receipt of related insurance recoveries could affect the cash flows of future periods. The amount and timing of prospective payments and receipts cannot be determined with precision at this time. In January 1996, the company paid $130 million into a court administered fund as an initial reserve against costs of claims payable by the company under the "Revised Settlement Program," which is discussed in the legal proceedings section in Part II, Item 1, of this Form 10-Q. As a result of actions associated with discontinued operations and restructuring, the company will have unusually high severance payments in 1996. 3M believes that these timing differences and higher severance payments will not have a material adverse effect on the consolidated financial position or liquidity of the company.


Cash used in investing activities was $264 million in the first three months of the year, down $26 million from the same period last year. Capital expenditures for the first three months of 1996 for continuing operations were $232 million, a decrease of about 7 percent compared with the same period last year.

Financing activities in both short-term and long-term debt had a minimal cash flow impact in the first three months of both 1996 and 1995. Treasury stock repurchases were $112 million, compared with repurchases in the same period last year of $56 million.

The company repurchased about 1.7 million shares of treasury stock in the first three months of this year, compared with 1.1 million shares in the same period last year. On February 12, 1996, the Board of Directors authorized the repurchase of up to 6 million shares of 3M common stock through February 10, 1997. As of March 31, 1996, 5.1 million shares remained authorized for repurchase. Stock repurchases are made to support employee stock purchase plans and for other corporate purposes.

On February 12, 1996, the 3M Board of Directors declared a quarterly dividend on 3M common stock of 47 cents a share, maintaining the dividend at the current quarterly rate. The Board will reconsider the dividend rate later this year, and expects to continue 3M's record of annual increases. Dividends paid remained unchanged at $197 million in the first three months of this year as compared with the same period last year.

The company expects cash generated by operating activities will support its primary growth initiatives, with ample borrowing capacity and lines of credit available to supplement cash flows from operations. 3M maintains a shelf registration with the Securities and Exchange Commission that provides the means to offer medium-term notes not to exceed $601 million. As of March 31, 1996, $402 million of the shelf registration was available for future financial needs.

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


Breast Implant Litigation

As of March 31, 1996, the company had been named as a defendant, often with multiple co-defendants, in 6,571 claims and lawsuits in various courts, all seeking damages for personal injuries from allegedly defective breast implants. These claims and lawsuits purport to represent approximately 18,980 individual claimants. It is not yet certain how many of these lawsuits and claims involve products manufactured and sold by the company, as opposed to other manufacturers. The company entered the business of manufacturing breast implants in 1977 by purchasing McGhan Medical Corporation. In 1984, the company sold the business to a corporation that was also named McGhan Medical Corporation.




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

The Revised Settlement Program includes only domestic class members, and only class members with implants manufactured by certain manufacturer defendants, including the company and McGhan Medical Corporation. The company's obligations under the Revised Settlement Program are limited to eligible claimants with implants manufactured by the company or its predecessors ("3M implants") or manufactured only by McGhan Medical Corporation after its divestiture from the company on August 3, 1984 ("Post 8/84 McGhan implants"). With respect to claimants with only Post 8/84 McGhan implants (or only Post 8/84 McGhan implants plus certain other manufacturers' implants), the benefits are more limited than for claimants with 3M implants. Such benefits are payable by the company, Union Carbide Corporation and McGhan Medical Corporation.

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

Under the first option, denominated as Fixed Amount Benefits, current claimants with 3M implants who satisfy disease criteria established in the prior Settlement Agreement will receive amounts ranging from $5,000 to $100,000, depending on disease severity or disability level, whether the claimant can establish that her implants have ruptured, and whether the claimant also has had implants manufactured by Dow Corning. Under the second option, denominated as Long-Term Benefits, current claimants with 3M implants who satisfy more restrictive disease and severity criteria specified under the Revised Settlement Program can receive benefits ranging from $37,500 to $250,000.

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

The company's obligations to fund Long-Term Benefits for eligible claimants with 3M implants are cancelable if certain provisions of the Revised Settlement Program are disapproved on appeal. Pending appeal the company will pay Long-Term Benefits to eligible claimants providing it receives appropriate releases. The company's obligations to fund any benefits for claimants with only Post 8/84 McGhan implants are currently suspended pending appeals and will be canceled if any of certain provisions are disapproved on appeal. In either event, the other benefits provided under the Revised Settlement Program would still be payable to any claimant with 3M implants who elected to participate in the program.

As of the date of this filing it is still uncertain how many plaintiffs will choose to participate in the Revised Settlement Program, or what disease criteria they will satisfy and what options they will choose, the total amount and timing of the company's prospective payments under the Revised Settlement Program cannot be determined with precision at this time. In January 1996, the company paid $130 million into a court administered fund as an initial reserve against costs of claims payable by the company under the Revised Settlement Program.

In the first quarter of 1994, the company took a pre-tax charge of $35 million ($22 million after tax) in recognition of its then best estimate of its probable liabilities and associated expenses, net of the probable amount of insurance recoverable from its carriers. In the fourth quarter of 1995, the company increased its estimate of the minimum probable liabilities and associated expenses to approximately $885 million. This amount represents the company's best estimate of the cost of the Revised Settlement Program and the cost of resolving opt out claims. After subtracting payments of $62 million in 1994, $143 million in 1995 and $180 million in the first quarter of 1996 for defense costs and settlements (which includes the January 1996 payment of $130 million under the Revised Settlement Program) with litigants and claimants, the company, as of March 31, 1996, had accrued liabilities of $498 million.

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

The insurers that are parties to these actions generally acknowledge that they issued products liability insurance to the company and that breast implant claims are products liability claims. The trial scheduled in Minnesota for March 4, 1996, to resolve the company's insurance coverage and the financial responsibility of occurrence insurers for breast implant claims and defense costs has been postponed pending appeal on procedural matters. The trial will be rescheduled for later this year. Settlement discussions continue with most insurers through court ordered and supervised discussions.

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

The company had accrued receivables for insurance recoveries of $777 million as of March 31, 1996. There are various factors that could affect the timing and amount of proceeds to be received under the company's various insurance policies, including (i) the timing of payments made in settlement of claims, (ii) the outcome of occurrence insurance litigation in the courts of Minnesota and Texas, (iii) potential arbitration with claims-made insurers, and (iv) delays in payment by insurers. Settlements are currently developing through court-ordered and supervised discussions. However, there can be no absolute assurance that the company will collect all amounts accrued as being probable of recovery from its insurers.

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

The company conducts ongoing reviews, assisted by outside counsel, to determine the adequacy and extent of insurance coverage provided by its occurrence and claims-made insurers. The company believes, based on these ongoing reviews and the bases described in the fourth preceding paragraph, that the collectible coverage provided by its applicable insurance policies is sufficient to cover substantially all of its current exposure for breast implant claims and defense costs. Based on the availability of this insurance coverage, the company believes that its uninsured financial exposure has not materially changed since the first quarter of 1994, and therefore, no recognition of additional charges had been made.

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




















Item 5.    Other Information
          The company filed a preliminary information statement on Form 10 dated April 2, 1996, with the Securities and
          Exchange Commission (SEC), relating to the new company, named Imation, that will be spun-off.

          The statement is a required business document that allows 3M to communicate to the SEC on issues ranging from why the spin-off is taking place to what Imation will need to do to become successful, and what the relationship between 3M and Imation will be. Imation and 3M management will continue to work with the SEC to finalize this filing, which is preliminary and subject to change.


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

None of the other items contained in Part II of this Form 10-Q are applicable to the company for the quarter ended March 31, 1996.



                                 SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          MINNESOTA MINING AND MANUFACTURING COMPANY
                                         (Registrant)



Date:    May 9, 1996


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