Form 10-Q
period 1996-06-30
MINNESOTA MINING & MANUFACTURING CO
filed 1996-07-29
CIK 66740

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549



                                FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter ended June 30, 1996          Commission file number: 1-3285





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





On June 30, 1996, there were 419,166,853 shares of the Registrant's common stock outstanding.



                    This document contains 26 pages.
               The exhibit index is set forth on page 22.








               MINNESOTA MINING AND MANUFACTURING COMPANY
                            AND SUBSIDIARIES

                     PART I.  FINANCIAL INFORMATION

                    CONSOLIDATED STATEMENT OF INCOME
             (Amounts in millions, except per-share amounts)
                              (Unaudited)

                              Three months ended     Six months ended
                                    June 30              June 30
                               1996       1995        1996       1995
Net Sales                     $3,522     $3,424      $6,990     $6,785

Operating Expenses
  Cost of goods sold           1,986      1,949       3,976      3,835
  Selling, general and
    administrative expenses      908        889       1,790      1,749
         Total                 2,894      2,838       5,766      5,584

Operating Income                 628        586       1,224      1,201

Other Income and Expense
  Interest expense                15         26          32         53
  Investment and other
    income - net                 (18)       (25)        (37)       (35)
         Total                    (3)         1          (5)        18

Income From Continuing
  Operations Before Income
  Taxes and Minority Interest    631        585       1,229      1,183

Provision for Income Taxes       231        217         449        439

Minority Interest                 19         22          37         43

Income From Continuing
  Operations                     381        346         743        701
Discontinued Operations,
  Net of Income Taxes             --          7          --         28
Net Income                    $  381     $  353      $  743     $  729

Average Shares Outstanding     418.9      420.2       418.7      420.0

Per-Share Amounts:
  Continuing Operations       $  .91     $  .82     $  1.78     $ 1.67
  Discontinued Operations         --        .02         --         .07
  Net Income                  $  .91     $  .84     $  1.78     $ 1.74

  Cash dividends declared
    and paid                  $  .47     $  .47      $  .94     $  .94

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.


                  MINNESOTA MINING AND MANUFACTURING COMPANY
                               AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                            (Dollars in millions)
                                                   June 30,
ASSETS                                               1996       December 31,
Current Assets                                  (Unaudited)         1995
   Cash and cash equivalents                       $   633          $   485
   Other securities                                    184              287
   Accounts receivable - net                         2,613            2,398
   Inventories
      Finished goods                                 1,107            1,164
      Work in process                                  552              565
      Raw materials and supplies                       477              477
         Total inventories                           2,136            2,206
   Other current assets                              1,076            1,019
            Total current assets                     6,642            6,395

Investments                                            580              565
Property, Plant and Equipment                       11,408           11,234
   Less accumulated depreciation                    (6,794)          (6,596)
      Property, plant and equipment - net            4,614            4,638
Other Assets                                         1,258            1,177
Net Assets of Discontinued Operations                  117            1,408
            Total                                  $13,211          $14,183

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts payable                                $   828          $   762
   Payroll                                             347              298
   Income taxes                                        271              214
   Short-term debt                                   1,118              822
   Other current liabilities                         1,416            1,628
            Total current liabilities                3,980            3,724

Other Liabilities                                    2,455            2,372

Long-Term Debt                                         681            1,203

Stockholders' Equity
   Common stock, no par, 472,016,528 shares issued     296              296
   Retained earnings                                 8,370            9,164
   Unearned compensation - ESOP                       (424)            (437)
   Cumulative translation - net                       (154)            (102)
   Net unrealized gains - debt & equity securities      28               16
   Less cost of treasury stock -
      June 30, 1996,      52,849,675 shares;
      December 31, 1995,  53,313,774 shares         (2,021)          (2,053)
         Stockholders' Equity - net                  6,095            6,884
            Total                                  $13,211          $14,183

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.


                 MINNESOTA MINING AND MANUFACTURING COMPANY
                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Dollars in millions)
                                 (Unaudited)


                                                       Six months ended
                                                             June 30
                                                        1996        1995

Cash Flows from Operating Activities:
   Net income                                       $   743      $  729
   Less income from discontinued operations              --          28
   Income from continuing operations                    743         701

   Adjustments to reconcile income from
   continuing operations to net cash
   provided by operating activities:
     Implant litigation - net                          (175)         (8)
     Depreciation and amortization                      440         426
     Working capital and other changes                  (93)       (113)
Net cash provided by continuing operations              915       1,006
Net cash provided by discontinued operations            135          61
Net cash provided by operating activities             1,050       1,067

Cash Flows from Investing Activities:
   Capital expenditures                                (487)       (543)
   Other changes                                         39          16
   Discontinued operations, net                         (62)       (104)
Net cash used in investing activities                  (510)       (631)

Cash Flows from Financing Activities:
   Net change in short-term debt                        (51)         63
   Repayment of long-term debt                           (5)       (147)
   Proceeds from long-term debt                           1         218
   Purchases of treasury stock                         (193)       (124)
   Reissuances of treasury stock                        156         111
   Payment of dividends                                (394)       (395)
   Discontinued operations                               65          --
Net cash used in financing activities                  (421)       (274)

Effect of exchange rate changes on cash                  29         (62)

Net increase in cash and cash equivalents               148         100

Cash and cash equivalents at beginning of year          485         297
Cash and cash equivalents at end of period           $  633      $  397

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

Discontinued Operations:
In November 1995, the Board of Directors approved a plan to launch the company's data storage and imaging systems businesses as an independent, publicly owned company, and also approved the discontinuance of 3M's audio and video tape business. In June 1996, the Board of Directors approved the distribution by 3M of the common stock of Imation Corp. (the newly formed company to which 3M contributed the net assets of its data storage and imaging systems businesses) to shareholders pursuant to a Transfer and Distribution Agreement, dated as of June 18, 1996. The tax-free distribution was effected in early July, 1996, as a special dividend of one share of Imation common stock for every 10 shares of outstanding 3M common stock held of record as of the close of business on June 28, 1996. The company recorded the special dividend of Imation common stock to its stockholders as of the record date by reducing retained earnings by $1.075 billion which represents the recorded carrying value of the net assets underlying the common stock distributed. The amount of the special dividend may be adjusted based upon the final determination of the net asset amounts distributed. In connection with the distribution and capitalization of Imation Corp., the company recorded cash proceeds of $65 million and transferred approximately $65 million of short-term debt to Imation Corp. as of June 30, 1996.

As a result of the plans to spin off Imation and to discontinue the audio and video tape business, the company's consolidated financial statements and notes report these businesses as discontinued operations. Prior periods' consolidated financial statements and notes have been restated accordingly. Net sales of the discontinued businesses for the first six months of 1995 were $1.437 billion. Results of operations of the discontinued businesses for the first six months of 1996 are not reflected in 3M's income statement because the expected income from these operations through the estimated date of spin-off or closure was reflected in the loss on disposal of discontinued operations recorded in the fourth quarter of 1995.



Restructuring:
Related to the spin-off of Imation and the phase-out of the audio and video tape business, the company recorded a restructuring charge of $79 million in the fourth quarter of 1995. Major components of this charge included $50 million of employee severance costs and $17 million related to the write-down of certain assets to their net realizable value. The company expects to reduce approximately 1,000 positions by the end of 1996, mainly in corporate service functions supporting 3M businesses in the United States and Europe. As of June 30, 1996, about half of these positions had been eliminated, with many of these reductions coming at the end of June. An additional 500 people in continuing operations have committed to leave toward the end of this year. About $12 million in cash payments related to employee separations have been made through June 30, 1996. The remaining liability of $49 million for employee separations and other items is included in other current liabilities.

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



                 REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders of Minnesota Mining and Manufacturing Company:

We have reviewed the accompanying condensed consolidated balance sheet of Minnesota Mining and Manufacturing Company and Subsidiaries as of June 30, 1996, and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 1996 and 1995, and cash flows for the six-month periods ended June 30, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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



St. Paul, Minnesota
July 29, 1996



               MINNESOTA MINING AND MANUFACTURING COMPANY
                            AND SUBSIDIARIES

                 Management's Discussion and Analysis of
              Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Second Quarter
On November 14, 1995, 3M announced the launch of its data storage and imaging systems businesses as an independent, publicly owned company, named Imation Corp. This launch took place on July 1, 1996. 3M also announced that it will discontinue its audio and video tape business. As discussed in the Notes to Consolidated Financial Statements all activity related to the distribution and capitalization of Imation Corp. has been reflected in the financial statements as of June 30, 1996. The data storage, imaging systems, and audio and video tape businesses are presented as discontinued operations within the financial statements and notes for all periods presented. The following discussion is on a continuing operations basis.

Worldwide sales for the second quarter totaled $3.522 billion, an increase of 2.9 percent from $3.424 billion in the second quarter last year. Excluding changes in currency exchange rates, sales rose about 7 percent. Unit sales increased about 6 percent, while selling prices were up about 1 percent.

In the United States, sales were up about 7 percent to $1.652 billion. Volume rose about 5 percent, outpacing the growth of the markets 3M serves. Selling prices in the United States were up about 2 percent, continuing a positive trend. In the Life Sciences Sector, sales increased about 4.5 percent, all due to volume. Pacing this revenue growth were drug-delivery systems, commercial graphics, diaper tapes, dental products, and safety and security systems. Life Sciences' overall growth was held back by softness in medical products. In the Industrial and Consumer Sector, sales were up about
8.5 percent. Volume was up nearly 6 percent, nearly double the growth of the United States industrial production on a year-over-year basis. Selling prices rose about 2.5 percent. Good sales gains were achieved throughout this sector, with gains particularly strong in the automotive and chemical markets, and in the consumer and office markets.

Internationally, volume increased about 7 percent and selling prices were up about 1 percent. The two business sectors contributed about equally to the international local currency sales gain for the quarter. Currency translation reduced international sales by about 8 percent.

In Japan, 3M's largest international company, unit sales rose about 11 percent. This gain was driven by an exceptionally strong flow of new products tailored for the Japanese market and a pickup in the Japanese economy. In Asia outside Japan, volume was up about 15 percent, with overall growth constrained by the slower pace of growth in the Chinese economic area of Hong Kong, Taiwan, and mainland China. In Latin America, unit sales increased more than 20 percent. The company continued to see a good rebound in business in Mexico, as well as strong volume gains in most other Latin America countries. In Europe, volume increased about 3 percent. This gain, similar to first quarter, was affected by continued sluggishness in major European economies. In Canada, volume decreased about 3 percent.

Cost of goods sold, which includes manufacturing, research and development, and engineering, was 56.3 percent of sales, down more than half a percentage point from the second quarter last year, and down more than a full point from this year's first quarter. Cost of goods sold benefited from volume, pricing, productivity and from raw materials. Raw material costs, after increasing sharply in recent quarters, declined slightly this quarter. Changes in currency exchange rates reduced gross margins by about three-tenths of a percentage point. This effect relates to the purchases made by the international companies from 3M in the United States. Research and development spending was 6.8 percent of sales, up one-tenth of a point from the second quarter last year.

Selling, general and administrative spending was 25.8 percent of sales, down two-tenths of a point from the same quarter last year. This rate of SG&A spending was somewhat higher than in the past three quarters. During the second quarter special advertising and promotions related to new products temporarily elevated the rate of SG&A spending.

Employment decreased by about 710 people when compared with the second quarter last year, with sales per employee up more than 8 percent in local currencies. This followed a 7 percent gain for total year 1995.

Operating income was $628 million, up more than 7 percent from the second quarter last year. In the United States, the company leveraged the sales gain very well, with operating income increasing 17 percent. Internationally, profits showed a solid increase in local currencies, but were basically flat as reported in dollars. Currency reduced international operating income by about $33 million dollars, or nearly 10 percent. Worldwide operating income was 17.9 percent of sales, up eight-tenths of a point from the second quarter last year, and up seven-tenths of a point from this year's first quarter. Margins were the highest in five quarters. In the United States, operating income was 17.2 percent of sales, up 1.5 percentage points from the same quarter last year, and up more than 2.5 percentage points from the first quarter. Internationally, operating income was 18.4 percent of sales, up slightly from the same quarter last year. Both business sectors contributed to the worldwide increase in profits, as well as to the improvement in margins.

Second quarter interest expense of $15 million was down $11 million from the same quarter last year. Interest expense declined due to several factors, including lower interest rates, and a reduction in debt. Investment and other income was $18 million, down $7 million from the second quarter last year. The second quarter last year included benefits from currency and investment gains.


Income from continuing operations totaled $381 million, or $.91 per share, with per-share income up 11 percent from the second quarter of 1995. The company estimates that changes in the value of the U.S. dollar decreased earnings for the quarter by about 4 cents per share compared to the second quarter of 1995. This estimate includes the effect of translating profits from local currencies into United States dollars, the costs in local currencies of transferring goods between the parent company in the United States and international companies, and transaction gains and losses in countries not considered to be highly inflationary.


Year-to-date
On a year-to-date basis, worldwide sales totaled $6.990 billion, an increase of 3.0 percent from $6.785 billion in the first six months of last year. Excluding changes in currency exchange rates, sales rose about 7 percent. Unit sales increased about 5 percent, while selling prices were up about 2 percent.

In the United States, sales were up about 5 percent to $3.218 billion. Volume rose about 3 percent, while selling prices were up about 2 percent, continuing a positive trend. In the Life Sciences Sector, sales increased 4.3 percent, largely due to volume. Prices were up about five-tenths of a percent. In the Industrial and Consumer Sector, sales were up 5.1 percent. Volume was up about 2 percent, while selling prices rose about 3 percent.

Internationally, sales volume increased about 7 percent and selling prices were up about 1 percent. The two business sectors contributed about equally to the international local currency sales gain. Currency translation reduced international sales by about 6 percent.

Cost of goods sold, which includes manufacturing, research and development, and engineering, was 56.9 percent of sales, up four-tenths of a percentage point from the first six months of last year. Cost of goods sold benefited from volume, pricing, and productivity, but was penalized by higher material prices. Research and development spending was 6.7 percent of sales, up two-tenths of a point from the first six months of last year.

Selling, general and administrative spending was 25.6 percent of sales, down two-tenths of a point from the first six months of last year.

Operating income was $1.224 billion, up about 2 percent from the first six months of last year. In the United States profits increased about 3 percent. Internationally, profits showed a solid increase in local currencies, but were only up 1 percent as reported in dollars. Currency reduced international operating income by nearly $50 million dollars, or about 7 percent. Both business sectors contributed to the worldwide increase in profits.

Interest expense of $32 million was down $21 million from the first six months of last year. Interest expense declined due to several factors, including lower interest rates, and a reduction in debt. Investment and other income was $37 million, up $2 million from the first six months of last year.

The worldwide effective tax rate was 36.5 percent of pre-tax income, the same as in the first quarter of this year. The company continued to effectively utilize its international tax credits.

Income from continuing operations totaled $743 million, or $1.78 per share, with per-share income up 6.6 percent from the first six months of 1996. The company estimates that changes in the value of the U.S. dollar decreased earnings for the first six months by about 6 cents per share compared to the same period of 1995. This estimate includes the effect of translating profits from local currencies into United States dollars, the costs in local currencies of transferring goods between the parent company in the United States and international companies, and transaction gains and losses in countries not considered to be highly inflationary.

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

                                ****

As a result of the restructuring, 3M will be better positioned for profitable growth. 3M expects solid sales and earnings growth in 1996, despite strengthening of the U.S. dollar. The company expects to benefit from new products, intensified customer-satisfaction efforts, and on-going productivity improvement.

While volume, productivity and selling prices are expected to help 1996 results, currency effects will moderate profit growth. Based on current exchange rates, currency effects in the second half could be similar to what was experienced in the first six months of this year. Raw material costs are expected to be down slightly for 1996 as a whole.

Capital spending, which was up 12 percent in 1995, is expected to increase about 5 percent in 1996.








FINANCIAL CONDITION AND LIQUIDITY

The company's financial condition and liquidity remain strong.

Working capital decreased $9 million to $2.662 billion from $2.671 billion as of December 31, 1995. The accounts receivable average days' sales outstanding was 63 days, down one day from the same quarter last year and from year-end 1995. The company's key inventory index was down 5 percent from year-end, and is now at 3.7, which represents the number of months of inventory. The company's current ratio was 1.7, unchanged from year-end.

Total debt decreased $226 million from year-end 1995 to $1.799 billion. Long-term debt decreased more than $500 million from year-end 1995 due to the reclassification of certain Eurobond and other debt due in 1997 to short-term debt. The company's borrowings continue to
maintain AAA long-term ratings.   As of June 30, 1996, total debt was
30 percent of stockholders' equity, basically unchanged from 29 percent at year-end. Stockholders' equity at June 30, 1996 was reduced by about $1 billion due to the Imation spin-off, essentially representing the distribution of the net assets of Imation.

Return  on average stockholders' equity for the first six months  was
24.4 percent, meeting the company's goal of 20 to 25 percent. Return on capital employed for the first six months was 25.0 percent, up from 24.8 percent in the comparable 1995 period. The company's goal is 27 percent or better.

Net cash provided by operating activities from continuing operations totaled $915 million in the first six months of the year, down $91 million from the same period last year. This decrease was primarily due to the $175 million net cash outflow related to mammary implant litigation. Net cash provided by operating activities from discontinued operations was $135 million in the first six months compared with $61 million in the same period last year. This increase of $74 million was primarily due to lower working capital requirements.

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



Cash used in investing activities was $510 million in the first six months of the year, down $121 million from the same period last year. Capital expenditures for the first six months of 1996 for continuing operations were $487 million, a decrease of about 10 percent compared with the same period last year.

Financing activities in both short-term and long-term debt had net cash outflows of $55 million, compared to inflows of $134 million in the first six months of last year. Treasury stock repurchases were $193 million, compared with repurchases in the same period last year of $124 million.

The company repurchased about 2.9 million shares of treasury stock in the first six months of this year, compared with 2.2 million shares in the same period last year. On February 12, 1996, the Board of Directors authorized the repurchase of up to 6 million shares of 3M common stock through February 10, 1997. As of June 30, 1996, 3.9 million shares remained authorized for repurchase. Stock repurchases are made to support employee stock purchase plans and for other corporate purposes.

In the first two quarters of 1996 the quarterly dividend on 3M common stock was 47 cents a share, the same as the quarterly rate for 1995. Dividends paid remained virtually unchanged at $394 million in the first six months of this year as compared to $395 million in the same period last year. On June 19, 1996, the 3M Board of Directors announced the dividend will be increased from 47 cents a share to 49 cents a share, effective with the third-quarter dividend payable on September 12, 1996, to stockholders of record on August 23, 1996.

The company expects cash generated by operating activities will support its primary growth initiatives, with ample borrowing capacity and lines of credit available to supplement cash flows from operations. 3M maintains a shelf registration with the Securities and Exchange Commission that provides the means to offer medium-term notes not to exceed $601 million. As of June 30, 1996, $402 million of the shelf registration was available for future financial needs.

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


Breast Implant Litigation

As of June 30, 1996, the company had been named as a defendant, often with multiple co-defendants, in 6,862 claims and lawsuits in various courts, all seeking damages for personal injuries from allegedly defective breast implants. These claims and lawsuits purport to represent approximately 19,778 individual claimants. It is not yet certain how many of these lawsuits and claims involve products manufactured and sold by the company, as opposed to other manufacturers. The company entered the business of manufacturing breast implants in 1977 by purchasing McGhan Medical Corporation. In 1984, the company sold the business to a corporation that was also named McGhan Medical Corporation.

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

In the first quarter of 1994, the company took a pre-tax charge of $35 million ($22 million after tax) in recognition of its then best estimate of its probable liabilities and associated expenses, net of the probable amount of insurance recoverable from its carriers. In the second quarter of 1996, based on additional information developed in this period, the company increased its estimate of the minimum probable liabilities and associated expenses to approximately $991 million. This amount represents the company's best estimate of the cost and expense of the Revised Settlement Program and the cost and expense of resolving opt out claims. After subtracting payments through June 30, 1996 of $420 million (which includes the January 1996 payment of $130 million under the Revised Settlement Program) for defense costs and settlements with litigants and claimants, the company, as of June 30, 1996, had accrued liabilities of $571 million.

The company has substantial primary and excess products liability occurrence insurance coverage and claims-made products liability insurance coverage, which it believes provide coverage for substantially all of its current exposure for breast implant claims and defense costs. Most insurers have alleged reservations of rights to deny all or part of the coverage for differing reasons, including each insurer's obligations in relation to the other insurers (i.e. allocation) and which claims trigger both the various occurrence and claims-made insurance policies. Some insurers have resolved and paid or committed to their policy obligations. The company believes that the failure of many insurers to voluntarily perform as promised subjects them to the company's claims for excess liability and damages for breach of the insurers' obligation of good faith. Based on inappropriate non-performance by insurers, it is the opinion of counsel that insurers have waived all policy term provisions.

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

The insurers that are parties to these actions generally acknowledge that they issued products liability insurance to the company and that breast implant claims are products liability claims. The trial in Minnesota to resolve the company's insurance coverage and the financial responsibility of occurrence insurers for breast implant claims and defense costs began on June 4, 1996.

The occurrence insurers that are parties to the litigation in Minnesota filed more than thirty motions for summary judgment or partial summary judgment in mid-October 1995. The insurers, through these motions, attempt to shift all or a portion of the responsibility for those claims that the company believes fall within the period of occurrence-based coverage (before 1986) into the period of claims-made coverage (from and after 1986). The trial court denied the insurers' motions, ruling that the key issues of "trigger" and allocation raised in these motions will be resolved at trial. In the first phase of the trial, the court granted 3M partial declaratory judgment on the question of when insurance coverage is "triggered". The court also granted the insurers' motion for partial declaratory judgment on the question of allocation method to be applied in the case. Trial continues with further developments expected on the allocation issue, including the specific application of the court selected method of allocation to particular policies.
If the occurrence insurers ultimately prevail in this insurance litigation, the company could be effectively deprived of significant insurance coverage, the amount of which is not presently determinable, for breast implant claims. (See discussion of the accrued receivables for insurance recoveries below).

The company believes it will ultimately prevail in this insurance litigation. The company's belief is based on an analysis of its insurance policies, court decisions on similar issues, reimbursement by insurers for these types of claims and consultation with outside counsel expert in insurance coverage matters.

The company had accrued receivables for insurance recoveries of $869 million as of June 30, 1996. There are various factors that could affect the timing and amount of proceeds to be received under the company's various insurance policies, including (i) the timing of payments made in settlement of claims, (ii) the outcome of occurrence insurance litigation in the courts of Minnesota (as discussed above) and Texas, (iii) potential arbitration with claims-made insurers, and (iv) delays in payment by insurers. There can be no absolute assurance that the company will collect all amounts accrued as being probable of recovery from its insurers.

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

The company conducts ongoing reviews, assisted by outside counsel, to determine the adequacy and extent of insurance coverage provided by its occurrence and claims-made insurers. The company believes, based on these ongoing reviews and the bases described in the fourth preceding paragraph, that the collectible coverage provided by its applicable insurance policies is sufficient to cover substantially all of its current exposure for breast implant claims and defense costs. Based on the availability of this insurance coverage, the company believes that its uninsured financial exposure has not materially changed since the first quarter of 1994, and therefore, no recognition of additional charges has been made.


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





Item 4.  Submission of Matters to a Vote of Security Holders

(a) The registrant held its Annual Meeting of Stockholders on May 14, 1996.

(b) Proxies for the meeting were solicited pursuant to Regulation 14: there was no solicitation in opposition to management's nominees as listed in the Proxy Statement and all such nominees were elected.

     Directors elected to the 1999 Class were Ronald A. Mitsch,
     Rozanne L. Ridgway, Frank Shrontz, Louis W. Sullivan.
     Directors elected to the 1997 Class were Ronald O. Baukol,
     W. George Meredith.

     Directors whose terms continue after the meeting were Edward A. Brennan, Livio D. DeSimone, Allen F. Jacobson,
     Jerry R. Junkins, Allen E. Murray, Aulana L. Peters,
     F. Alan Smith.

(c) Briefly described below are the other matters voted upon at the Annual Meeting and the number of affirmative votes and negative votes cast.

     i) Ratification of the appointment of Coopers & Lybrand L.L.P., independent certified public accountants, to audit the books and accounts of the company and its subsidiaries for the year 1996.

     For              342,108,511
     Against            1,365,353
     Abstain            1,091,908
     Broker Non-Vote            0

     ii)  Stockholder proposal regarding reincorporation.
     For                6,861,356
     Against          297,513,453
     Abstain            5,308,283
     Broker Non-Vote   34,882,680



Item 5.   Other Information
          The company filed a final Form 10 registration statement, dated June 21, 1996, with the Securities and Exchange Commission (SEC), relating to the new company, named Imation Corp., that was spun-off effective July 1, 1996. This statement was furnished in connection with the distribution of Imation common shares by 3M to holders of record of 3M common stock at the close of business on June 28, 1996. Refer to the Form 8-K filing referred to in this Form 10-Q under Item 6.(b) for additional information.



Item 6.   Exhibits and Reports on Form 8-K

         (a) The following documents are filed as exhibits to this Report.

              (11) A statement regarding the computation of per share
                   earnings.  Page 24.

              (12) A statement regarding the calculation of ratio of
                   earnings to fixed charges.  Page 25.

              (15) A letter from the company's independent accountants
                   regarding unaudited interim financial statements.
                   Page 26.

              (27) Financial data schedule (EDGAR filing only).

          (b) The company filed a report on Form 8-K dated July 26, 1996, in connection with the distribution of the stock of Imation Corp.

               July 26, 1996: Item 5, Other Events, reporting the distribution by 3M of the common stock of Imation Corp. to the Registrant's shareholders pursuant to a Transfer and Distribution Agreement, dated as of June 18, 1996. The Distribution was effected as a special dividend of one share of Imation common stock for every ten shares of common stock of the Registrant held of record as of the close of business on June 28, 1996. Certificates for Imation common stock were mailed to holders of the Registrant's common stock on or about July 15, 1996.

               July 26, 1996: Item 7, Pro Forma Financial Information and Exhibits. A pro forma consolidated balance sheet as of March 31, 1996, and proforma consolidated income statements for the three month period ended March 31, 1996 and for the year ended December 31, 1995 will not be filed since the transaction described in Item 5 is fully reflected in the Registrant's consolidated balance sheet as of June 30, 1996, and previously issued statements of income already reflect the disposition. Exhibits include the Transfer and Distribution Agreement, dated as of June 18, 1996; Imation Corp. Information Statement, dated June 21, 1996; and Press Release, dated June 19, 1996.


None of the other items contained in Part II of this Form 10-Q are applicable to the company for the quarter ended June 30, 1996.



                                 SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          MINNESOTA MINING AND MANUFACTURING COMPANY
                                         (Registrant)



Date:       July 29, 1996


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