Form 10-Q
period 1996-09-30
MINNESOTA MINING & MANUFACTURING CO
filed 1996-10-25
CIK 66740

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549



                           FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter ended September 30, 1996    Commission file number: 1-3285



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


On September 30, 1996, there were 417,992,867 shares of the Registrant's common stock outstanding.


                This document contains 26 pages.
           The exhibit index is set forth on page 22.






       MINNESOTA MINING AND MANUFACTURING COMPANY AND SUBSIDIARIES

                     PART I.  FINANCIAL INFORMATION

                    CONSOLIDATED STATEMENT OF INCOME
             (Amounts in millions, except per-share amounts)
                              (Unaudited)

                              Three months ended     Nine months ended
                                 September 30           September 30
                                1996       1995         1996       1995

Net Sales                     $3,623     $3,370      $10,613    $10,155

Operating Expenses
  Cost of goods sold           2,069      1,942        6,045      5,777
  Selling, general and
    administrative expenses      916        855        2,706      2,604
         Total                 2,985      2,797        8,751      8,381

Operating Income                 638        573        1,862      1,774

Other Income and Expense
  Interest expense                22         26           54         79
  Investment and other
    income - net                 (17)        (5)         (54)       (40)
         Total                     5         21           --         39

Income From Continuing
  Operations Before Income
  Taxes and Minority Interest    633        552        1,862      1,735

Provision for Income Taxes       221        197          670        636

Minority Interest                 14         16           51         59

Income From Continuing
  Operations                     398        339        1,141      1,040
Discontinued Operations,
  Net of Income Taxes             --          5           --         33
Net Income                    $  398     $  344       $1,141     $1,073

Average Shares Outstanding     418.3      419.9        418.5      419.9

Per-Share Amounts:
  Continuing Operations       $  .95     $  .81       $ 2.73     $ 2.48
  Discontinued Operations         --        .01           --        .08
  Net Income                  $  .95     $  .82       $ 2.73     $ 2.56

  Cash dividends declared
    and paid                  $  .49     $  .47      $  1.43     $ 1.41

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.


          MINNESOTA MINING AND MANUFACTURING COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                            (Dollars in millions)
                                               September 30,
ASSETS                                             1996         December 31,
Current Assets                                  (Unaudited)         1995
   Cash and cash equivalents                       $   584          $   485
   Other securities                                    201              287
   Accounts receivable - net                         2,741            2,398
   Inventories
      Finished goods                                 1,175            1,164
      Work in process                                  610              565
      Raw materials and supplies                       471              477
         Total inventories                           2,256            2,206
   Other current assets                              1,262            1,019
            Total current assets                     7,044            6,395

Investments                                            590              565
Property, Plant and Equipment                       11,873           11,234
   Less accumulated depreciation                    (7,120)          (6,596)
        Property, plant and equipment - net          4,753            4,638
Other Assets                                         1,249            1,177
Net Assets of Discontinued Operations                   53            1,408
            Total                                  $13,689          $14,183

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts payable                                $   971          $   762
   Payroll                                             374              298
   Income taxes                                        248              214
   Short-term debt                                   1,305              822
   Other current liabilities                         1,453            1,628
            Total current liabilities                4,351            3,724

Other Liabilities                                    2,352            2,372

Long-Term Debt                                         691            1,203

Stockholders' Equity
   Common stock, no par, 472,016,528 shares issued     296              296
   Retained earnings                                 8,620            9,164
   Unearned compensation - ESOP                       (399)            (437)
   Cumulative translation - net                       (142)            (102)
   Net unrealized gains - debt & equity securities      17               16
   Less cost of treasury stock -
      September 30, 1996, 54,023,661 shares;
      December 31, 1995,  53,313,774 shares         (2,097)          (2,053)
         Stockholders' Equity - net                  6,295            6,884
            Total                                  $13,689          $14,183

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.


         MINNESOTA MINING AND MANUFACTURING COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Dollars in millions)
                                 (Unaudited)


                                                       Nine months ended
                                                          September 30
                                                         1996      1995

Cash Flows from Operating Activities:
   Net income                                          $1,141    $1,073
   Less income from discontinued operations                --        33
   Income from continuing operations                    1,141     1,040

   Adjustments to reconcile income from
     continuing operations to net cash
     provided by operating activities:
     Implant litigation - net                            (209)      (77)
     Depreciation and amortization                        659       637
     Working capital and other changes                   (350)     (249)
Net cash provided by continuing operations              1,241     1,351
Net cash provided by discontinued operations              156       150
Net cash provided by operating activities               1,397     1,501

Cash Flows from Investing Activities:
   Capital expenditures                                  (759)     (808)
   Other changes                                          (15)       19
   Discontinued operations - net                          (17)     (152)
Net cash used in investing activities                    (791)     (941)

Cash Flows from Financing Activities:
   Net change in short-term debt                          117        64
   Repayment of long-term debt                             (9)     (155)
   Proceeds from long-term debt                             2       222
   Purchases of treasury stock                           (329)     (196)
   Reissuances of treasury stock                          211       141
   Payment of dividends                                  (599)     (592)
   Discontinued operations                                 81        --
Net cash used in financing activities                    (526)     (516)

Effect of exchange rate changes on cash                    19         3

Net increase in cash and cash equivalents                  99        47

Cash and cash equivalents at beginning of year            485       297
Cash and cash equivalents at end of period             $  584    $  344

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

Discontinued Operations:
In November 1995, the Board of Directors approved a plan to launch the company's data storage and imaging systems businesses as an independent, publicly owned company, and also approved the discontinuance of 3M's audio and video tape business. In June 1996, the Board of Directors approved the distribution by 3M of the common stock of Imation Corp. (hereinafter referred to as Imation or Imation Corp., the newly formed company to which 3M contributed the net assets of its data storage and imaging systems businesses) to shareholders pursuant to a Transfer and Distribution Agreement, dated as of June 18, 1996. The tax-free distribution was effected in early July 1996, as a special dividend of one share of Imation common stock for every 10 shares of outstanding 3M common stock held of record as of the close of business on June 28, 1996. The company recorded the special dividend of Imation common stock to its stockholders as of the record date by reducing retained earnings by $1.075 billion at June 30, 1996, which represented the estimated carrying value of the net assets underlying the common stock distributed. The amount of the special dividend was adjusted based on additional information developed in the third quarter of 1996 to $1.012 billion; additional adjustments are possible, but are not expected to be significant. In connection with the distribution and capitalization of Imation Corp., the company recorded cash proceeds of $81 million, primarily related to the sale of international assets to Imation. Imation Corp. also paid off $65 million of short-term debt related to its businesses as of June 30, 1996.

As a result of the plans to spin off Imation and to discontinue the audio and video tape business, the company's consolidated financial statements and notes report these businesses for all periods presented as discontinued operations. Net sales of the discontinued businesses for the first nine months of 1995 were $2.136 billion. Results of operations of the discontinued businesses for the first nine months of 1996 are not reflected in 3M's income statement because the expected income from these operations through the estimated date of spin-off or closure was reflected in the loss on disposal of discontinued operations recorded in the fourth quarter of 1995.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                (Unaudited)

Restructuring:
Related to the spin-off of Imation and the phase-out of the audio and video tape business, the company recorded a restructuring charge of $79 million in the fourth quarter of 1995. Major components of this charge included $50 million of employee severance costs and $17 million related to the write-down of certain assets to their net realizable value. The company expects to reduce approximately 1,000 positions by the end of 1996, mainly in corporate service functions supporting 3M businesses in the United States and Europe. As of September 30, 1996, more than half of these positions had been eliminated. An additional 500 people in continuing operations have committed to leave toward the end of this year. About $16 million in cash payments related to employee separations have been made through September 30, 1996. The remaining liability of $34 million for employee separations is included in other current liabilities.

Debt:
On October 15, 1996, the company completed a five year DM 250,000,000 5 percent Euronote Offering. After giving effect to currency and interest rate swaps effected on the same date for the same term as the Euronotes, the company will have an obligation of approximately $165 million U.S. dollars with interest based on an all-in borrowing cost of the 6 month LIBOR rate less 26 basis points.

Retirement and Other Postretirement Benefit Plans:
3M has elected to retain under its United States pension plan the benefit obligations (and related plan assets) applicable to service provided to 3M by U.S. Imation employees prior to the date of distribution of Imation Corp. common stock to 3M's stockholders. The funded status of 3M's United States pension plan reported at year-end 1995 was not affected by this final determination, as it included amounts applicable to U.S. Imation employees. In addition, 3M has agreed to provide other postretirement benefits to certain U.S. Imation employees based on defined eligibility criteria. As a result of the distribution, 3M's United States pension and postretirement benefit plans were revalued as of July 1, 1996, to reflect certain plan changes, the effects of the restructuring and discontinued operations and a change in the discount rate to 7.75 percent. The effects of these changes are not material.

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



                 REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders of Minnesota Mining and Manufacturing Company:

We have reviewed the accompanying condensed consolidated balance sheet of Minnesota Mining and Manufacturing Company and Subsidiaries as of September 30, 1996, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 1996 and 1995, and cash flows for the nine-month periods ended September 30, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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



St. Paul, Minnesota
October 25, 1996



       MINNESOTA MINING AND MANUFACTURING COMPANY AND SUBSIDIARIES

                 Management's Discussion and Analysis of
              Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Discontinued Operations
On November 14, 1995, 3M announced the launch of its data storage and imaging systems businesses as an independent, publicly owned company, named Imation Corp. This launch took place on July 1, 1996. 3M also announced that it would discontinue its audio and video tape business.

As discussed in the Notes to Consolidated Financial Statements essentially all activity related to the distribution and capitalization of Imation Corp. had been reflected in the financial statements as of June 30, 1996. The data storage, imaging systems, and audio and video tape businesses are presented as discontinued operations within the financial statements and notes for all periods presented. The following discussion is on a continuing operations basis.

Third Quarter
Worldwide sales for the third quarter totaled $3.623 billion, an increase of 7.5 percent from $3.370 billion in the third quarter last year. Excluding changes in currency exchange rates, sales rose about 11 percent. Unit sales increased about 10 percent, while selling prices were up about 1 percent.

In the United States, sales were up about 8 percent to $1.747 billion. Volume rose about 7 percent, outpacing the growth of the markets 3M serves. Selling prices in the United States were up about 1 percent, mainly reflecting the carryover of price increases implemented during the past few quarters.

In the Life Sciences Sector, United States sales increased about 2 percent, all due to volume. Pacing this revenue growth were drug-delivery systems, commercial graphics, and dental products. This sector's growth was tempered by consolidation in the health care industry. Life Sciences' overall growth was also affected by the divestiture of the hearing aid and infusion therapy businesses.

In the Industrial and Consumer Sector, United States sales were up more than 11 percent. Volume was up nearly 10 percent, well above the growth of industrial and consumer markets. Selling prices rose about
1.5 percent. Good sales gains were achieved throughout this sector, with gains particularly strong in the automotive and chemical markets, and in the electro and communications markets. Effective August 1, 1996, 3M together with Hoechst AG, of Frankfurt, Germany, contributed certain fluoropolymer assets to a new venture called Dyneon L.L.C. This company will produce and market chemical additives for rubber hoses and seals used in automobiles, among other things. 3M, as 54 percent majority owner, has consolidated Dyneon's financial results as part of this sector.

Internationally, volume increased about 12 percent and selling prices were up about 1 percent. The two business sectors contributed about equally to the international local currency sales gain for the quarter. Currency translation reduced international sales by about 6 percent.

In Japan, 3M's largest international company, unit sales rose about 15 percent. This gain was driven by an exceptionally strong flow of new products tailored for the Japanese market and a pickup in the Japanese economy. In Asia outside Japan, volume was up about 18 percent. In Latin America, unit sales increased about 30 percent. The company continued to see a good rebound in business in Mexico, as well as strong volume gains in most other Latin American countries. In Europe, volume increased more than 7 percent, an acceleration from the growth in the first half of this year. In Canada, volume increased about 11 percent.

Cost of goods sold, which includes manufacturing, research and development, and engineering, was 57.1 percent of sales, down half a percentage point from the third quarter last year. Cost of goods sold as a percent of sales benefited from volume, pricing, productivity and from raw materials. Changes in currency exchange rates reduced gross margins by about seven-tenths of a percentage point. This effect relates to the purchases made by the international companies from 3M in the United States.

Selling, general and administrative spending was 25.3 percent of sales, down one-tenth of a point from the same quarter last year.

Operating income was $638 million, up more than 11 percent from the third quarter last year. Currency reduced operating income by $40 million, or about 7 percent. In the United States, operating income was 18.5 percent of sales, up eight-tenths of a percentage point from the same quarter last year, and up more than 2.5 percentage points from the first half of this year. The company leveraged the gain in the U.S. sales very well, with domestic profits increasing more than 13 percent from the third quarter last year. Internationally, operating income was 16.7 percent of sales, up slightly from the same quarter last year. International profits rose more than 9 percent in dollars and about 23 percent in local currencies. Worldwide operating income was 17.6 percent of sales, up six-tenths of a point from the third quarter last year. Profit growth and margin improvement was led by the Industrial and Consumer Sector.

Third quarter interest expense of $22 million was down $4 million from the same quarter last year. Interest expense declined due to several factors, including lower interest rates. Net investment and other income was $17 million, up $12 million from the third quarter last year. This improvement reflected a positive swing on currency transactions, as well as increased investment income due to higher balances of cash and securities.

The worldwide effective income tax rate was 35 percent in the third quarter of 1996. This reduction reflects increased benefits from our international tax credits.

Income from continuing operations totaled $398 million, or $.95 per share, with per-share income up 17.3 percent from the third quarter of 1995. The company estimates that changes in the value of the U.S. dollar decreased earnings for the quarter by about 5 cents per share compared to the third quarter of 1995. This estimate includes the effect of translating profits from local currencies into United States dollars, the costs in local currencies of transferring goods between the parent company in the United States and international companies, and transaction gains and losses in countries not considered to be highly inflationary.

Year-to-date
On a year-to-date basis, worldwide sales totaled $10.613 billion, an increase of 4.5 percent from $10.155 billion in the first nine months of last year. Excluding changes in currency exchange rates, sales rose about 8 percent. Unit sales increased about 7 percent, while selling prices were up about 1 percent.

In the United States, sales were up about 6 percent to $4.965 billion. Volume rose about 4 percent, while selling prices were up about 2 percent, continuing a positive trend. In the Life Sciences Sector, sales increased 3 percent, largely due to volume. Prices were up slightly. In the Industrial and Consumer Sector, sales were up 7 percent. Volume was up about 5 percent, while selling prices rose over 2 percent.

Internationally, sales volume increased about 8 percent and selling prices were up about 1 percent. The two business sectors contributed about equally to the international local currency sales gain. Currency translation reduced international sales by about 6 percent.

Cost of goods sold, which includes manufacturing, research and development, and engineering, was 57.0 percent of sales, up two-tenths of a percentage point from the first nine months of last year. Cost of goods sold as a percent of sales benefited from volume, pricing, and productivity, but was penalized by the effect of currency exchange rates on gross margins. Research and development spending was 6.7 percent of sales, up two-tenths of a point from the first nine months of last year.

Selling, general and administrative spending was 25.5 percent of sales, down two-tenths of a point from the first nine months of last year.

Operating income was $1.862 billion, up nearly 5 percent from the first nine months of last year. In the United States, profits increased about 7 percent. Internationally, profits showed a solid increase in local currencies, but were only up 3 percent as reported in dollars. Currency reduced international operating income by nearly $95 million , or about 10 percent. Both business sectors contributed to the worldwide increase in profits.

Interest expense of $54 million was down $25 million from the first nine months of last year. Interest expense declined due to several factors, including lower interest rates, and a reduction in debt. Net investment and other income was $54 million, up $14 million from the first nine months of last year, with most of this benefit coming in the third quarter of 1996.

The worldwide effective income tax rate was 36.0 percent. The company continued to effectively utilize its international tax credits.

Income from continuing operations totaled $1.141 billion, or $2.73 per share, with per-share income up 10.1 percent from the first nine months of 1995. The company estimates that changes in the value of the U.S. dollar decreased earnings for the first nine months by about 11 cents per share compared to the same period of 1995. This estimate includes the effect of translating profits from local currencies into United States dollars, the costs in local currencies of transferring goods between the parent company in the United States and international companies, and transaction gains and losses in countries not considered to be highly inflationary.

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

                                ****

As a result of the restructuring, 3M will be better positioned for profitable growth. 3M expects solid sales and earnings growth in the fourth quarter of 1996, despite strengthening of the U.S. dollar. The company expects to benefit from new products, intensified customer-satisfaction efforts, and on-going productivity improvement.

While volume, productivity and selling prices are expected to help 1996 results, currency effects will moderate profit growth. Based on current exchange rates, currency effects in the last quarter could reduce earnings by an estimated 4 cents a share. Raw material costs are expected to be down slightly for 1996 as a whole.

For the year 1996, capital spending is expected to total more than one billion dollars, and is expected to be at approximately the same dollar level as total year 1995.





FINANCIAL CONDITION AND LIQUIDITY

The company's financial condition and liquidity remain strong.

Working capital increased $22 million to $2.693 billion from $2.671 billion as of December 31, 1995. The accounts receivable average days' sales outstanding was 61 days, down three days from year-end 1995. The company's key inventory index was down slightly from year-end, and is now at 3.8, which represents the number of months of inventory. The company's current ratio was 1.6, virtually unchanged from year-end.

Total debt decreased $29 million from year-end 1995 to $1.996 billion. Long-term debt decreased more than $500 million from year-end 1995 due to the reclassification to short-term debt of certain Eurobond and other debt due in 1997. Current maturities of long-term debt are anticipated to be funded through new debt issuances. On October 15, 1996, subsequent to the end of the third quarter, the company completed a five year DM 250,000,000 5 percent Euronote Offering. After giving effect to currency and interest rate swaps effected on the same date for the same term as the Euronotes, the company will have an obligation of approximately $165 million U.S.
dollars with interest based on an all-in borrowing cost of the 6 month LIBOR rate less 26 basis points.

The company's borrowings continue to maintain AAA long-term ratings. As of September 30, 1996, total debt was 24 percent of total capital. Stockholders' equity at June 30, 1996, was reduced by about $1 billion due to the Imation spin-off, essentially representing the distribution of the net assets of Imation.

Return on average stockholders' equity for the first nine months  was
24.5 percent, meeting the company's goal of 20 to 25 percent. Return on capital employed for the first nine months was 25.0 percent, up from 24.2 percent in the comparable 1995 period. The company's goal is 27 percent or better.

Net cash provided by operating activities from continuing operations totaled $1.241 billion in the first nine months of the year, down $110 million from the same period last year. This decrease was primarily due to an incremental $132 million net cash outflow related to mammary implant litigation over 1995. Net cash provided by operating activities from discontinued operations was $156 million in the first nine months compared with $150 million in the same period last year.

Timing differences between payment of implant liabilities and receipt of related insurance recoveries could affect the cash flows of future periods. The amount and timing of prospective payments and receipts cannot be determined with precision at this time. In January 1996, the company paid $130 million into a court administered fund as an initial reserve against costs of claims payable by the company under the "Revised Settlement Program," which is discussed in the legal proceedings section in Part II, Item 1, of this Form 10-Q. As a result of actions associated with discontinued operations and restructuring, the company will have unusually high severance payments in future periods. 3M believes that these timing differences and higher severance payments will not have a material adverse effect on the consolidated financial position or liquidity of the company.

Cash used in investing activities was $791 million in the first nine months of the year, down $150 million from the same period last year. Capital expenditures for the first nine months of 1996 for continuing operations were $759 million, a decrease of about 6 percent compared with the same period last year. Discontinued operations required $17 million in cash this year versus $152 million last year. This reduction of $135 million primarily relates to a decline in capital expenditures.

Financing activities in both short-term and long-term debt had net cash inflows of $110 million, compared to inflows of $131 million in the first nine months of last year. Treasury stock repurchases were $329 million, compared with repurchases in the same period last year of $196 million.

The company repurchased about 5.0 million shares of treasury stock in the first nine months of this year, compared with 3.5 million shares in the same period last year. On February 12, 1996, the Board of Directors authorized the repurchase of up to 6 million shares of 3M common stock through February 10, 1997. As of September 30, 1996,
1.8 million shares remained authorized for repurchase. Stock repurchases are made to support employee stock purchase plans and for other corporate purposes.

Dividends paid remained virtually unchanged at $599 million in the first nine months of this year as compared to $592 million in the same period last year. The dividend was increased from 47 cents a share to 49 cents a share, effective with the third-quarter dividend. Dividends paid in the third quarter increased to $205 million, compared with $197 million in the same period last year.

3M maintains a shelf registration with the Securities and Exchange Commission that provides the means to offer medium-term notes not to exceed $601 million. As of September 30, 1996, $402 million of the shelf registration was available for future financial needs. The company expects cash generated by operating activities will support its primary growth initiatives, with ample borrowing capacity and lines of credit available to supplement cash flows from operations.















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

Breast Implant Litigation

As of September 30, 1996, the company had been named as a defendant, often with multiple co-defendants, in 6,643 claims and lawsuits in various courts, all seeking damages for personal injuries from allegedly defective breast implants. These claims and lawsuits purport to represent approximately 20,450 individual claimants. It is not yet certain how many of these lawsuits and claims involve products manufactured and sold by the company, as opposed to other manufacturers. The company entered the business of manufacturing breast implants in 1977 by purchasing McGhan Medical Corporation. In 1984, the company sold the business to a corporation that was also named McGhan Medical Corporation.







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

As of the date of this filing it is still uncertain how many plaintiffs will choose to participate in the Revised Settlement Program, what disease criteria they will satisfy, and what options they will choose. As a result, the total amount and timing of the company's prospective payments under the Revised Settlement Program cannot be determined with precision at this time. In January 1996, the company paid $130 million into a court administered fund as an initial reserve against costs of claims payable by the company under the Revised Settlement Program.

In the first quarter of 1994, the company took a pre-tax charge of $35 million ($22 million after tax) in recognition of its then best estimate of its probable liabilities and associated expenses, net of the probable amount of insurance recoverable from its carriers. In the second quarter of 1996, the company increased its estimate of the minimum probable liabilities and associated expenses to approximately $991 million. This amount represents the company's best estimate of the cost and expense of the Revised Settlement Program and the cost and expense of resolving opt out claims. After subtracting payments through September 30, 1996 of $459 million (which includes the January 1996 payment of $130 million under the Revised Settlement Program) for defense costs and settlements with litigants and claimants, the company, as of September 30, 1996, had accrued liabilities of $532 million.

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

The insurers that are parties to these actions generally acknowledge that they issued products liability insurance to the company and that breast implant claims are products liability claims. The trial in Minnesota to resolve the company's insurance coverage and the financial responsibility of occurrence insurers for breast implant claims and defense costs began on June 4, 1996 and is currently in recess.

The occurrence insurers that are parties to the litigation in Minnesota filed more than thirty motions for summary judgment or partial summary judgment in mid-October 1995. The insurers, through these motions, attempt to shift all or a portion of the responsibility for those claims that the company believes fall within the period of occurrence-based coverage (before 1986) into the period of claims-made coverage (from and after 1986). The trial court denied the insurers' motions, ruling that the key issues of "trigger" and allocation raised in these motions would be resolved at trial. In the first phase of the trial, the court granted 3M partial declaratory judgment on the question of when insurance coverage is "triggered". The court also granted the insurers' motion for partial declaratory judgment on the question of allocation method to be applied in the case. Trial will continuewith further developments expected on the allocation issue, including the specific application of the court selected method of allocation to particular policies. If the occurrence insurers ultimately prevail in this insurance litigation, the company could be effectively deprived of significant insurance coverage, the amount of which is not presently determinable, for breast implant claims. (See discussion of the accrued receivables for insurance recoveries below).

The company believes it will ultimately prevail in this insurance litigation. The company's belief is based on an analysis of its insurance policies, court decisions on similar issues, reimbursement by insurers for these types of claims and consultation with outside counsel expert in insurance coverage matters.

The company had accrued receivables for insurance recoveries of $864 million as of September 30, 1996. There are various factors that could affect the timing and amount of proceeds to be received under the company's various insurance policies, including (i) the timing of payments made in settlement of claims, (ii) the outcome of occurrence insurance litigation in the courts of Minnesota (as discussed above) and Texas, (iii) potential arbitration with claims-made insurers, and (iv) delays in payment by insurers. There can be no absolute assurance that the company will collect all amounts accrued as being probable of recovery from its insurers.

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

          (b) The company filed a report on Form 8-K dated July 24, 1996, in connection with the distribution of the stock of Imation Corp.

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


None of the other items contained in Part II of this Form 10-Q are applicable to the company for the quarter ended September 30, 1996.



                                 SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          MINNESOTA MINING AND MANUFACTURING COMPANY
                                         (Registrant)



Date:       October 25, 1996


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