Form 10-K
period 1996-12-31
MINNESOTA MINING & MANUFACTURING CO
filed 1997-03-11
CIK 66740

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                           FORM 10-K

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
               For the year ended December 31, 1996

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

Note:   The common stock of the registrant is also traded on  the
Amsterdam Stock Exchange, German stock exchanges, Swiss stock exchanges and the Tokyo Stock Exchange.

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

The aggregate market value of voting stock held by nonaffiliates of the registrant, based on the closing price of $85.25 per share as reported on the New York Stock Exchange-Composite Index on January 31, 1997, was $35.5 billion.

Shares   of  common  stock  outstanding  at  January  31,   1997:
416,787,990.

               DOCUMENTS INCORPORATED BY REFERENCE
Parts of the following documents are incorporated by reference in Parts III and IV of this Form 10-K: (1) Proxy Statement for registrant's 1997 annual meeting, (2) Form 10-Q for period ended June 30, 1987; Form 8-K dated November 20, 1996, (3) Registration Nos. 33-48089, 33-49842 and 33-58767.
                This document contains 50 pages.
           The exhibit index is set forth on page 44.


            MINNESOTA MINING AND MANUFACTURING COMPANY

                          FORM 10-K

              For the Year Ended December 31, 1996

                            PART I

Item 1. Business.
Minnesota Mining and Manufacturing Company was incorporated in 1929 under the laws of the State of Delaware to continue operations, begun in 1902, of a Minnesota corporation of the same name. As used herein, the term "3M" includes Minnesota Mining and Manufacturing Company and subsidiaries unless the context otherwise indicates.

Discontinued Operations

In November 1995, the Board of Directors approved a plan to launch the company's data storage and imaging businesses as an independent, publicly owned company and to discontinue 3M's audio and video business. This is discussed in the Notes to Consolidated Financial Statements.

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

3M is among the leading manufacturers of products for many of the markets it serves. In all cases, 3M products are subject to direct or indirect competition. Most 3M products involve expertise in product development, manufacturing and marketing, and are subject to competition with products manufactured and sold by other technically oriented companies.

At December 31, 1996, the company employed 74,289 people.

Business Segments

Financial information relating to 3M's two business segments and 3M's operations in various geographic areas of the world is provided in the Notes to Consolidated Financial Statements.

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

Industrial and Consumer Sector: This sector is a leader in pressure-sensitive adhesives, specialty tapes, coated and nonwoven abrasives, specialty chemicals, electronic and electrical products, and telecommunications products. The sector has strong distribution channels and logistics expertise. This sector participates in the following markets: Industrial Markets; Automotive and Chemical Markets; Electro and Communications Markets; Consumer and Office Markets.

The Industrial Markets businesses manufacture and market a wide variety of high-performance and general-use pressure-sensitive tapes and specialty products. Major product categories include
industrial  application  tapes  made  from  a  wide  variety   of
materials, such as foil, film, vinyl and polyester; specialty tapes and adhesives for industrial applications, including Scotch Brand VHB Brand Tapes, lithographic tapes, joining systems, specialty additives, vibration control materials, liquid adhesives, and reclosable fasteners; general-use tapes, such as masking, box-
sealing  and  filament;  and  labels  and  other  materials   for
identifying and marking durable goods. Other products include coated abrasives for grinding, conditioning and finishing a wide
range   of  surfaces;  finishing  compounds;  and  products   for
maintaining and repairing vehicles.

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

The Electro and Communications Markets businesses provide products for the electronic, electrical, telecommunication, and visual communication fields. Electronic and electrical products include packaging and interconnection devices; insulating materials, including pressure-sensitive tapes and resins; and related items. These products are used extensively by manufacturers of electronic and electrical equipment, as well as in the construction and maintenance segments of the electric utility, telephone and other industries. Telecommunications products serve the world's telephone companies with a wide array of products for fiber-optic and copper-based telephone systems. These include many innovative connecting, closure and splicing systems, maintenance products and test equipment. Visual communication products serve the world's office and education markets with overhead projectors and transparency films, plus equipment and materials for electronic and multimedia presentations.

Major products in the Consumer and Office Markets businesses include Scotch Brand Tapes; Post-it Brand Note products, including memo pads, labels, stickers, pop-up notes and dispensers; home care products, including Scotch-Brite Brand Scouring Products, O-Cel-O Brand Sponges and Scotchgard Brand Fabric Protectors; energy control products, such as window insulation kits; nonwoven abrasive materials for floor maintenance and commercial cleaning; floor matting; and a wide range of home improvement products, including surface preparation and wood finishing materials, and filters for furnaces and air conditioners.

Life Sciences Sector: This sector contributes to better health and safety for people around the world. The Life Sciences Sector's major technologies include pressure-sensitive adhesives, substrates, extrusion and coating, nonwoven materials, specialty polymers and resins, optical systems, drug delivery systems, and electro-mechanical devices. The sector has strong distribution channels in all its major markets. This sector participates in the following markets: Medical Markets; Pharmaceuticals, Dental and Personal Care Markets; and Traffic and Personal Safety Markets.

The Medical Markets businesses produce a broad range of medical supplies, devices and equipment. Medical supplies include tapes, dressings, surgical drapes and masks, biological indicators, orthopedic casting materials and electrodes. Medical devices and equipment include stethoscopes, heart-lung machines, sterilization equipment, blood gas monitors, and powered orthopedic instruments. These businesses also develop clinical information systems.

The Pharmaceuticals, Dental and Personal Care Markets businesses serve the pharmaceutical and dental markets, as well as manufacturers of disposable diapers. Pharmaceuticals include ethical drugs and drug delivery systems. Among ethical pharmaceuticals are analgesics, anti-inflammatories and cardiovascular and respiratory products. Drug delivery systems include metered-dose inhalers, as well as transdermal skin patches and related components. Dental products include dental restoratives, adhesives, impression materials, temporary crowns, infection control products, and orthodontic brackets and wires. These businesses also produce a broad line of closures for disposable diapers.

The Traffic and Personal Safety Markets businesses have a strong position in the following markets: traffic control materials, commercial graphics, occupational health and safety, and out-of-home advertising. In traffic control materials, 3M is a worldwide leader in reflective sheetings. These materials are used on highway signs, vehicle license plates, construction workzone devices, and trucks and other vehicles. In commercial graphics, 3M supplies a broad line of films, inks and related products used to produce graphics for trucks and signs. Major occupational health and safety products include maintenance-free and reusable respirators, plus personal monitoring systems. Out-of-home advertising includes outdoor advertising, advertising displays in shopping centers, and local advertising in national magazines. These businesses also market a variety of other products, including spill-control sorbents, Thinsulate Brand and Lite Loft Brand Insulations, traffic control devices, electronic surveillance products, reflective materials for personal safety, and films for protection against counterfeiting.

Distribution

3M products are sold directly to users and through numerous wholesalers, retailers, jobbers, distributors and dealers in a wide variety of trades in many countries around the world. Management believes that the confidence of wholesalers, retailers, jobbers, distributors and dealers in 3M and its products, developed through long association with trained marketing and sales representatives, has contributed significantly to 3M's position in the marketplace and to its growth. 3M has 286 sales offices and distribution centers worldwide, including nine major branch offices located in principal cities throughout the United States. 3M operates 75 sales offices and distribution centers in the United States. Internationally, with companies in more than 60 countries, 3M has 211 sales offices and distribution centers.

Research, Patents and Raw Materials

Research and product development constitute an important part of 3M's activities. Products resulting from research and development have been a major driver of 3M's growth. Spending for research and development activities totaled $947 million, $883 million and $828 million in 1996, 1995 and 1994, respectively.

Corporate research laboratories support the research efforts of division and sector laboratories. These corporate labs also engage in research not directly related to existing 3M product lines. Most major operating divisions, as well as some of 3M's international companies, have their own laboratories for improvement of existing products and development of new products. Research staff groups provide specialized services in instrumentation, engineering and process development. 3M also maintains an organization for technological development not sponsored by other units of the company.

3M is the owner of many domestic and foreign patents derived primarily from its own research activities. 3M's business as a whole is not materially dependent upon any one patent, license or trade secret or upon any group of related patents, licenses or trade secrets.

The company experienced no significant or unusual problems in the purchase of raw materials during 1996. While 3M has successfully met its raw material requirements, it is impossible to predict future shortages or the impact such shortages would have.


Executive Officers

The following is a list of the executive officers of 3M as of February 1, 1997, their present position, current age, the year first elected to their position and other positions held within 3M during the past five years. All of these persons have been employed full time by 3M or a subsidiary of 3M for more than five years. All officers are elected by the Board of Directors at its annual meeting, with vacancies and new positions filled at interim meetings. No family relationships exist among any of the executive officers named, nor is there any arrangement or understanding pursuant to which any person was selected as an officer.

                                                Year Elected
                                                 to Present
      Name           Age    Present Position      Position     Other Positions Held During 1992-1996
Livio D. DeSimone     60   Chairman of the Board      1991
                           and Chief Executive Officer

Ronald  A.  Mitsch    62   Vice Chairman of the       1996     Executive  Vice President,
                           Board and Executive                 Industrial and Consumer Sector
                           Vice   President,   Industrial       and Corporate Services, 1991-1995
                           and Consumer Sector and
                           Corporate Services

J.  Marc Adam         58   Vice President, Marketing  1995     Group  Vice President, Medical
                                                                Products Group, 1991-1995

Giulio Agostini       61   Senior Vice President,     1993     Senior  Vice President,
                           Finance  and                         Finance, 1991-1993
                           Administrative Services

Ronald  O.  Baukol    59   Executive Vice President,  1995     Vice President, Asia Pacific,
                           International Operations             Canada and Latin America, 1994-1995
                                                               Vice President, Asia Pacific, 1991-1994

William  E.  Coyne    60   Senior  Vice  President,   1996     Vice President, Research and
                           Research and Development             Development, 1994-1995
                                                               President and General Manager,
                                                                3M Canada, Inc., 1990-1994.

Charles  E.  Kiester  60   Senior  Vice  President,   1993     Vice President, Engineering,
                           Engineering, Quality and             Quality and Manufacturing Services
                           Manufacturing Services               1990-1993

Richard  A. Lidstad   60   Vice President,            1992     Staff  Vice President, Human Resource
                           Human Resources                      Operations, 1987-1992

W.  George Meredith   53   Executive Vice President,  1995     Group  Vice President, Pharmaceuticals,
                           Life Sciences Sector and             Dental and Personal Care Products
                           Corporate Services                   Group, 1994
                                                               Group  Vice President, Pharmaceuticals,
                                                                Dental and Disposable Products
                                                                Group, 1991-1994

John  J.  Ursu        57   Senior  Vice  President,   1997     Vice President, Legal Affairs and
                           Legal  Affairs  and                  General Counsel, 1993-1996
                           General  Counsel                    General Counsel, 1992-1993
                                                               Deputy General Counsel, 1990-1992


Item 2. Properties.

3M's general offices, corporate research laboratories, most division laboratories and certain manufacturing facilities are located in St. Paul, Minnesota. In the United States, 3M has 75 sales offices and distribution centers in 22 states and operates 67 plants in 24 states. Internationally, with companies in more than 60 countries, 3M has 211 sales offices and distribution centers. The company operates 99 manufacturing and converting facilities in 42 countries outside the United States.

3M  owns  substantially  all  of its physical  properties.   3M's
physical facilities are highly suitable for the purposes for which they were designed.


Item 3. Legal Proceedings.

The company and certain of its subsidiaries are named as defendants in a number of actions, governmental proceedings and claims, including environmental proceedings and products liability claims involving products now or formerly manufactured and sold by the company. In some actions, the claimants seek damages as well as other relief which, if granted, would require substantial expenditures. The company has accrued certain liabilities which represent reasonable estimates of its probable liabilities for these matters. The company also has recorded receivables for the probable amount of insurance recoverable with respect to these matters.

Some of these matters raise difficult and complex factual and legal issues, and are subject to many uncertainties, including, but not limited to, the facts and circumstances of each particular action; the jurisdiction and forum in which each action is proceeding; and differences in applicable law. Accordingly, the company is not always able to estimate the amount of future liabilities with respect to such matters.

There can be no certainty that the company may not ultimately incur charges, whether for governmental proceedings and claims, products liability claims, environmental proceedings or other actions, in excess of presently established accruals. While such future charges could have a material adverse impact on the company's net income in the quarterly period in which they are recorded, the company believes that such additional charges, if any, would not have a material adverse effect on the company's consolidated financial position or annual results of operations.


Breast Implant Litigation

As of December 31, 1996, the company had been named as a defendant, often with multiple co-defendants, in 6,715 claims and lawsuits in various courts, all seeking damages for personal injuries from allegedly defective breast implants. These claims and lawsuits purport to represent 21,431 individual claimants. It is not yet certain how many of these lawsuits and claims involve products manufactured and sold by the company, as opposed to other manufacturers. The company entered the business of manufacturing breast implants in 1977 by purchasing McGhan Medical Corporation. In 1984, the company sold the business to a corporation that also was named McGhan Medical Corporation.

The typical claim or lawsuit alleges the individual's breast implants caused one or more of a wide variety of ailments, including, but not limited to, non-specific autoimmune disease, scleroderma, lupus, rheumatoid arthritis, fibromyalgia, mixed connective tissue disease, Sjogren's Syndrome, dermatomyositis, polymyositis and chronic fatigue.

Plaintiffs in these cases typically seek monetary damages, often in unspecified amounts, and also seek certain types of equitable relief, including requiring the company to fund: the costs associated with removal of the breast implants; medical research on the ailments allegedly caused by silicone gel breast implants; and periodic medical checkups.

A number of breast implant claims and lawsuits seek to impose liability on the company under various theories for personal injuries allegedly caused by breast implants manufactured and sold by manufacturers other than the company. These manufacturers include, but are not limited to, McGhan Medical Corporation and manufacturers that are no longer in business or that are insolvent, whose breast implants may or may not have been used in conjunction with implants manufactured and sold by the company. These claims raise many difficult and complex factual and legal issues that are subject to many uncertainties, including the facts and circumstances of each particular claim; the jurisdiction in which each suit is brought; and differences in applicable law and insurance coverage.

A number of breast implant lawsuits seek to recover punitive damages. Any punitive damages that may be awarded against the company may or may not be covered by certain insurance policies depending on the language of the insurance policy, applicable law and agreements with insurers.

In addition to individual suits against the company, a class action on behalf of all women with breast implants filed against all manufacturers of such implants has been conditionally certified and is pending in the United States District Court for the Northern District of Alabama (the "Court")(DANTE, ET AL., V. DOW CORNING, ET AL., U.S.D.C., N. Dist., Ala., 92-2589; part of IN RE: SILICONE GEL BREAST IMPLANT PRODUCT LIABILITY LITIGATION, U.S.D.C., N. Dist. Ala., MDL 926, U.S.D.C., N. Dist. Ala., CV 92-P-10000-S; now held in abeyance pending settlement proceedings in the settlement class action LINDSEY, ET AL., V. DOW CORNING CORPORATION, ET AL., U.S.D.C., N. Dist., Ala., CV 94-P-11558-S). Class actions, some of which have been certified, also are pending in various state courts, including, among others, Louisiana, Florida and Illinois, and in the British Columbia courts in Canada.

The company also has been served with a purported class action brought on behalf of children allegedly exposed to silicone in utero and through breast milk. (FEUER, ET AL., V. MCGHAN, ET AL., U.S.D.C., E. Dist. NY, 93-0146.) The suit names all breast implant manufacturers as defendants and seeks to establish a medical-monitoring fund.

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

The Court ordered that, beginning after November 30, 1995, members of the plaintiff class may choose to participate in the Revised Settlement Program or opt out, which would then allow them to proceed with separate products liability actions.

The  Revised  Settlement  Program includes  only  domestic  class members with implants manufactured by certain manufacturer defendants, including Baxter International, Bristol Meyers-Squibb, the company and McGhan Medical Corporation. The company's obligations under the Revised Settlement Program are limited to eligible claimants with implants manufactured by the company or its predecessors ("3M implants") or manufactured only by McGhan Medical Corporation after its divestiture from the company on
August 3, 1984 ("Post 8/84 McGhan implants"). With respect to claimants with only Post 8/84 McGhan implants (or only Post 8/84 McGhan implants plus certain other manufacturers' implants), the benefits are more limited than for claimants with 3M implants. Such benefits are payable by the company, Union Carbide Corporation and McGhan Medical Corporation.

In general, the amounts payable to individual current claimants (as defined in the Court's order) under the Revised Settlement Program, and the company's obligations to make those payments, will not be affected by the number of class members electing to opt out of the Revised Settlement Program or the number of class members making claims under the Revised Settlement Program. In addition to certain miscellaneous benefits, the Revised Settlement Program provides for two compensation options for current claimants with 3M implants.

Under the first option, denominated as Fixed Amount Benefits, current claimants with 3M implants who satisfy disease criteria established in the prior Settlement Agreement will receive amounts ranging from $5,000 to $100,000, depending on disease severity or disability level; whether the claimant can establish that her implants have ruptured; and whether the claimant also has had implants manufactured by Dow Corning. Under the second option, denominated as Long-Term Benefits, current claimants with 3M implants who satisfy more restrictive disease and severity criteria specified under the Revised Settlement Program can receive benefits ranging from $37,500 to $250,000.

In  addition, current claimants with 3M implants are eligible for
(a) a one-time payment of $3,000 upon removal of 3M implants during the course of the class settlement, and (b) an advance payment of $5,000 against the above referenced benefits upon proof of having 3M implants and upon waiving or not timely exercising the right to opt out of the Revised Settlement Program. Current claimants with only Post 8/84 McGhan implants (or only Post 8/84 McGhan implants plus certain other manufacturers' implants) are eligible only for benefits ranging from $10,000 to $50,000.

Eligible participants with 3M implants who did not file current claims but are able to satisfy the more restrictive disease and severity criteria during an ongoing period of 15 years will be eligible for the Long-Term Benefits, subject to certain funding limitations. Such participants also will be eligible for an advance payment of $1,000 upon proof of having 3M implants and upon waiving or not timely exercising the right to opt out of the Revised Settlement Program. Benefit levels for eligible participants who are not current claimants and have only Post
8/84 McGhan implants (or only Post 8/84 McGhan implants plus certain other manufacturers' implants) will range from $10,000 to $50,000.

The company's obligations to fund Long-Term Benefits for eligible claimants with 3M implants are cancelable if certain provisions of the Revised Settlement Program are disapproved on appeal.
Pending appeal, the company will pay Long-Term Benefits to eligible claimants, providing it receives appropriate releases. The company's obligations to fund any benefits for claimants with only Post 8/84 McGhan implants are currently suspended pending appeals and will be canceled if any of certain provisions are disapproved on appeal. In either event, the other benefits provided under the Revised Settlement Program would still be payable to any claimant with 3M implants who elected to participate in the program.

As of the date of this filing, it is still uncertain how many plaintiffs will choose to participate in the Revised Settlement Program, or what disease criteria they will satisfy, and what options they will choose. As a result, the total amount and timing of the company's prospective payments under the Revised Settlement Program cannot be determined with precision at this time. The company, however, paid $125 million in January 1996 into a court-administered fund as an initial reserve against costs of claims payable by the company under the Revised Settlement Program (along with a $5 million administrative assessment).

In the first quarter of 1994, the company took a pre-tax charge of $35 million ($22 million after tax) in recognition of its then best estimate of its probable liabilities and associated expenses, net of the probable amount of insurance recoverable from its carriers. In the second quarter of 1996, the company increased its estimate of the minimum probable liabilities and associated expenses to approximately $991 million. This amount represents the company's best estimate of the cost and expense of the Revised Settlement Program and the cost and expense of resolving opt-out claims. After subtracting payments of $525 million as of December 31, 1996 (which includes the January 1996 payment of $130 million under the Revised Settlement Program) for defense costs and settlements with litigants and claimants, the company had accrued liabilities of $466 million at year-end 1996.

The company has substantial primary and excess products liability occurrence insurance coverage and claims-made products liability insurance coverage, which it believes provide coverage for substantially all of its current exposure for breast implant claims and defense costs. Most insurers have alleged reservations of rights to deny all or part of the coverage for differing reasons, including each insurer's obligations in relation to the other insurers (i.e., allocation) and which claims trigger both the various occurrence and claims-made insurance policies. Some insurers have resolved and paid, or committed to, their policy obligations. The company believes the failure of many insurers to voluntarily perform as promised subjects them to the company's claims for excess liability and damages for breach of the insurers' obligation of good faith.

On September 22, 1994, three excess coverage occurrence insurers initiated in the courts of the State of Minnesota a declaratory judgment action against the company and numerous insurance carriers seeking adjudication of certain coverage issues and allocation among insurers. On December 9, 1994, the company initiated an action against its occurrence insurers in the Texas State Court in and for Harrison County, seeking a determination of responsibility among the company's various occurrence insurers with applicable coverages. The state of Texas has the most implant claims. This action has since been removed to the U.S. District Court, Eastern District of Texas, and stayed pending resolution of the litigation in the Minnesota courts.

The insurers that are parties to these actions generally acknowledge that they issued products liability insurance to the company and that breast implant claims are products liability claims. The trial in Minnesota to resolve the company's insurance coverage and the financial responsibility of occurrence insurers for breast implant claims and defense costs began on June 4, 1996, and is continuing in phases as scheduled by the court.

In mid-October 1995, the occurrence insurers that are parties to the litigation in Minnesota filed more than 30 motions for summary judgment or partial summary judgment. The insurers, through these motions, attempt to shift all or a portion of the responsibility for those claims the company believes fall within the period of occurrence-based coverage (before 1986) into the period of claims-made coverage (from and after 1986). The trial court denied the insurers' motions, ruling that the key issues of "trigger" and allocation raised in these motions would be resolved at trial.

In the trial's first phase, the court granted 3M partial declaratory judgment on the question of when insurance coverage is "triggered." The court also granted the insurers' motion for partial declaratory judgment on the question of the allocation method to be applied in the case. The trial will continue with further developments expected on the allocation issue, including the specific application of the court-selected method of allocation to particular policies. If the occurrence insurers ultimately prevail in this insurance litigation, the company could be effectively deprived of significant insurance coverage for breast implant claims, the amount of which is not presently determinable. (See discussion of the accrued receivables for insurance recoveries below.)

The company believes it ultimately will prevail in this insurance litigation. The company's belief is based on an analysis of its insurance policies; court decisions on similar issues; reimbursement by insurers for these types of claims; and consultation with outside counsel who are experts in insurance coverage matters.

As of December 31, 1996, the company had accrued receivables for insurance recoveries of $864 million. Various factors could affect the timing and amount of proceeds to be received under the company's various insurance policies, including (i) the timing of payments made in settlement of claims, (ii) the outcome of occurrence insurance litigation in the courts of Minnesota (as discussed above) and Texas, (iii) potential arbitration with claims-made insurers, (iv) delays in payment by insurers and (v) the extent to which insurers may become insolvent in the future. There can be no absolute assurance that the company will collect all amounts accrued as being probable of recovery from its insurers.

The company's current estimate of the probable liabilities, associated expenses and probable insurance recoveries related to the breast implant claims is based on the facts and circumstances existing at this time. New developments may occur that could affect the company's estimates of probable liabilities (including associated expenses) and the probable amount of insurance recoveries. These developments include, but are not limited to,
(i) the number of plaintiffs who elect to opt out and pursue individual claims against the company, (ii) the success of and costs to the company in defending such opt-out claims, including claims involving breast implants not manufactured or sold by the company, (iii) the outcome of the occurrence insurance litigation in the courts of Minnesota and Texas, and (iv) the outcome of potential arbitration with claims-made insurers.

The company cannot determine the impact of these potential developments on the current estimate of probable liabilities (including associated expenses) and the probable amount of insurance recoveries. Accordingly, the company is not able to estimate its potential future liabilities beyond the current estimate of probable liabilities. As new developments occur, the estimates may be revised, or additional charges may be necessary to reflect the impact of these developments on the costs to the company of resolving breast implant litigation and claims. While such revisions or additional future charges could have a material adverse impact on the company's net income in the quarterly period in which they are recorded, the company believes that such revisions or additional charges, if any, would not have a material adverse effect on the company's consolidated financial position or annual results of operations.

The   company  conducts  ongoing  reviews,  assisted  by  outside counsel, to determine the adequacy and extent of insurance coverage provided by its occurrence and claims-made insurers. The company believes, based on these ongoing reviews and the bases described in the fourth preceding paragraph, that the collectible coverage provided by its applicable insurance policies is sufficient to cover substantially all of its current exposure for breast implant claims and defense costs. Based on the availability of this insurance coverage, the company believes that its uninsured financial exposure has not materially changed since the first quarter of 1994. Therefore, no recognition of additional charges has been made as of December 31, 1996.

Environmental Matters

The company also is involved in a number of environmental proceedings by governmental agencies and by private parties asserting liability for past waste disposal and other alleged environmental damage. The company conducts ongoing investigations, assisted by environmental consultants, to determine accruals for the probable, estimable costs of remediation. The remediation accruals are reviewed each quarter and changes are made as appropriate.



Item 4. Submission of Matters to a Vote of Security Holders.

None in the quarter ended December 31, 1996.

                            Part II

Item  5.  Market Price of 3M's Common Stock and Related  Security
Holder Matters.
At January 31, 1997, there were 133,108 shareholders of record.

3M's  stock  is  listed on the New York Stock  Exchange,  Pacific
Stock Exchange, Chicago Stock Exchange, Amsterdam Stock Exchange,
German  stock  exchanges, Swiss stock exchanges and  Tokyo  Stock
Exchange.

Stock  price  comparisons  (New  York  Stock  Exchange  Composite
Transactions) are as follows:

Quarter             First   Second    Third   Fourth     Year
1996        High   $69.88   $70.75   $71.75   $85.88   $85.88
            Low     62.00    63.50    61.25    68.63    61.25
1995        High    58.88    62.13    60.13    69.88    69.88
            Low     50.75    56.50    53.88    55.13    50.75

Stock prices have not been adjusted for the distribution of the commmon stock of Imation Corp.

Item 6. Selected Financial Data.

(Dollars in millions, except per share amounts)

Year Ended December 31:        1996     1995     1994     1993     1992

  Net Sales................ $14,236  $13,460  $12,148  $11,053  $10,817
  Income from
    Continuing Operations.....1,516    1,306*   1,207    1,133    1,116
  Per Share of Common Stock:
    Continuing Operations......3.63     3.11*    2.85     2.61     2.55
    Cash Dividends Declared
      and Paid..............$  1.92  $  1.88  $  1.76  $  1.66  $  1.60
  Ratio of Earnings to
    Fixed Charges.............16.59    12.41    13.96    15.93    13.11
At December 31:
  Total Assets**............$13,364  $14,183  $13,068  $11,795  $11,528
  Long-Term Debt (excluding
    portion due within
    one year)...................851    1,203    1,031      796      687

Amounts   are   presented  on  a  continuing  operations   basis.
Discontinued   operations  and  the  restructuring   charge   are
discussed in the Notes to Consolidated Financial Statements.

* 1995 includes a pre-tax restructuring charge of $79 million, or 12 cents per share.

**Periods prior to 1996 include net assets of discontinued operations.

Item   7.  Management's  Discussion  and  Analysis  of  Financial
Condition and Results of Operations.

Operating Results
In November 1995, the Board of Directors approved a plan to launch the company's data storage and imaging businesses as an independent, publicly owned company and to discontinue 3M's audio and video business. As a result, these businesses are presented as discontinued operations in the financial statements and notes. The following discussion is on a continuing operations basis.

Net  sales  in  1996 rose 5.8 percent to $14.236  billion.   This
followed increases of 10.8 percent in 1995 and 9.9 percent in 1994. Growth in 1996 was held back by the stronger U.S. dollar.

Sales in the United States totaled $6.655 billion, up about 7 percent from 1995. Volume rose 6 percent, well above the growth of the U.S. economy. Internationally, sales increased about 5 percent to $7.581 billion. Volume rose 10 percent, the third consecutive year of double-digit gains abroad. The stronger U.S. dollar reduced international sales by about 6 percent.

Selling prices worldwide increased about 1 percent, following a 2
percent   increase  in  1995.   These  increases  helped   offset
significant raw material inflation in 1995.

Components of Sales Change
                        1996                       1995
                 U.S.  Intl.  Worldwide    U.S.  Intl.  Worldwide
Volume            6%     10%      8%        3%     10%      7%
Price             1       1       1         1       2       2
Translation       -      (6)     (3)        -       5       2
Total             7%      5%      6%        4%     17%     11%

Cost of goods sold was 56.9 percent of sales, down nearly half a percentage point from 1995. Solid volume growth, higher selling prices, productivity gains and a slight decline in raw material costs drove this improvement. Cost of goods sold was negatively affected by the stronger U.S. dollar. In 1995, cost of goods sold was elevated by a 7.5 percent rise in raw material costs, the largest increase in many years. Cost of goods sold includes manufacturing, research and development, and engineering expenses.

Selling, general and administrative expenses were 25.6 percent of sales  in both 1996 and 1995, down nearly a full percentage point
from  1994.   This spending benefited from continued emphasis  on
cost control and productivity improvement.

(Percent of sales)                     1996       1995       1994
Cost of goods sold                     56.9       57.3       56.3
Selling, general and
  administrative expenses              25.6       25.6       26.5

In 1995, 3M recorded one-time, pre-tax charges of $653 million related to the spin-off of the data storage and imaging businesses and the discontinuance of the audio and video business. Of this amount, $79 million related to restructuring in continuing operations and is reported separately on the Consolidated Statement of Income. The remainder of the charges related to discontinued operations. These charges and discontinued operations are discussed in the Notes to Consolidated Financial Statements.

Operating income totaled $2.491 billion, up 12.2 percent from 1995. Excluding the $79 million charge in 1995, operating income rose 8.3 percent.

In  the  United States, excluding the one-time charges  in  1995,
operating  income  increased  13  percent,  and  profit   margins
improved by nearly one percentage point.

Internationally, excluding restructuring charges, operating income rose about 5 percent, and profit margins were unchanged from 1995. Negative currency effects reduced international profits by 9 percent and profit margins by about half a percentage point.

In 1995, excluding the one-time charge, operating income rose about 10 percent. International operations paced this increase, helped by solid volume growth, productivity improvement and positive currency effects.

The company estimates that currency effects reduced operating income by $118 million in 1996 and increased operating income by $79 million in 1995.

(Percent of sales)                       1996    1995    1994
Operating income                         17.5    17.1*   17.2
* Excludes restructuring charge

Interest expense was $79 million, compared with $102 million in 1995 and $70 million in 1994. The decrease in 1996 reflected lower interest rates and a reduction in debt. The increase in 1995 was due to a planned increase in debt and higher interest rates.

Investment  and other income was $67 million, compared  with  $49
million  in  1995  and  $21 million in  1994.   Higher  cash  and
securities balances and improved investment results drove the increases in both years.

In  1994, 3M recorded a pre-tax charge of $35 million related  to breast  implant  litigation.  Other income and  expense  in  1994 includes this amount, which is reported separately on the Consolidated Statement of Income.

The effective tax rate was 35.8 percent of pre-tax income, down slightly from 1995 and 1994.

Income from continuing operations totaled $1.516 billion, or $3.63 per share. In 1995, income from continuing operations totaled $1.306 billion, or $3.11 per share ($1.358 billion, or $3.23 a share, excluding the restructuring charge). Excluding the 1995 restructuring charge and the 1994 implant litigation charge, earnings per share from continuing operations increased
12.4 percent in 1996 and 11.4 percent in 1995.

Net  income  in 1996 totaled $1.526 billion, or $3.65 per  share.
In  1995,  net  income  before one-time  charges  totaled  $1.390 billion, or $3.31 per share. Including 1995 one-time charges, net income was $976 million, or $2.32 per share.

In 1996, changes in the value of the U.S. dollar reduced income from continuing operations by an estimated $65 million, or 15 cents per share. In 1995, currency effects increased income from continuing operations by an estimated $45 million, or 10 cents per share. Changes in the value of the U.S. dollar had little impact on profits in 1994. These estimates include the effect of translating profits from local currencies into U.S. dollars; the costs in local currencies of transferring goods between the parent company in the United States and its international companies; and transaction gains and losses in countries not considered to be highly inflationary.

Return on average stockholders' equity was 24.4 percent, up  from
19.2 percent in 1995. Adjusting for the restructuring charge and the impact of discontinued operations, return on equity in 1995 was basically the same as in 1996. Return on capital employed was 24.9 percent, up from 23.4 percent in 1995. Adjusting for the continuing operations restructuring charge, return on capital employed was 24.3 percent in 1995.

At December 31, 1996, employment totaled 74,289 people, a decline of about 11,000 from year-end 1995. This reduction primarily was due to the spin-off of the data storage and imaging businesses and the discontinuance of the audio and video business. In early 1997, about 1,000 additional people left 3M through voluntary separation programs.

Performance by Business Sector

Industrial and Consumer Sector:
Sales   totaled  $8.891  billion,  up  6.3  percent  from   1995.
Operating  income  increased  15.6  percent  to  $1.543  billion.
Operating income was 17.4 percent of sales.

This sector develops, manufactures and markets innovative, high-value products for home, offices and industrial customers around the world. Key industrial products include tapes, adhesives, abrasives, specialty chemicals, resins, electrical connectors, and flexible circuits. Many of the sector's new product programs serve fast-growing industries, including semiconductors, electronics, specialty chemicals, personal computers and energy management. Key consumer and office supply products include tapes, notes, scouring pads and sponges, fabric protectors, energy-saving products and floor matting.

Effective August 1, 1996, 3M and Hoechst AG, Frankfurt, Germany, formed a joint venture company, Dyneon L.L.C. This new company produces and markets fluoropolymers, fluoroplastics and processing additives for demanding applications in the automotive, aerospace, semiconductor and other industries. As 54 percent majority owner, 3M has consolidated Dyneon's financial results as part of this sector.

Life Sciences Sector:
Sales   totaled  $5.242  billion,  up  4.4  percent  from   1995.
Operating  income  increased  2.5  percent  to  $1.091   billion.
Operating income was 20.8 percent of sales.

This sector produces innovative products that contribute to better health and safety for people around the world. In the health care market, this sector is a leader in medical and surgical supplies, clinical information systems, drug delivery technologies and dental products. In the safety area, this sector is a global leader in reflective materials for traffic safety and respirators for worker protection. This sector also is a leader in closures for disposable diapers, graphics for trucks and signs, and out-of-home advertising.

Performance by Geographic Area

United States
In the United States, volume rose about 6 percent and selling prices increased about 1 percent, for a total sales gain of about 7 percent. Operating income was 16.9 percent of sales, up 2 percentage points from 1995. Adjusting for the 1995 restructuring charge, the operating income margin was up nearly one percentage point from 1995. Solid volume growth, higher selling prices and productivity gains drove U.S. results.

Europe and Middle East
Unit sales in Europe and the Middle East increased about 7 percent, more than double the rate of economic growth in the area. Sales totaled $3.6 billion. Selling prices declined slightly, while currency translation reduced sales by almost 3 percent.

In Western Europe, a market-centered approach to customers is driving 3M growth. The company also is benefiting from new products, as well as from key-account programs with major Pan-European customers and with many regional customers. In Eastern Europe and the Middle East, the company continues to grow rapidly, with particularly strong gains in Poland, the Czech Republic and Turkey. To help sustain strong growth in the region's emerging economies, more than 600 people have been added during the past seven years. Sales offices recently were opened in Croatia, Romania, Bulgaria, Slovakia, Slovenia, Belarus, Ukraine, Kazakhstan and four cities in Russia.

Asia Pacific
Continuing a record of solid gains, unit sales in the Asia Pacific area increased about 12 percent in 1996. Selling prices were down about 1 percent, while currency translation reduced sales by about 9 percent. In Japan, home of 3M's largest international company, volume rose about 12 percent, well above the country's economic growth rate. 3M's growth in Japan is benefiting from a strong flow of new products and emphasis on fast-growing industries, including personal computers, health care and earthquake damping materials.

Sales in Asia rose more than 15 percent in 1996. 3M companies in Singapore, Korea and the Philippines led growth. To sustain this momentum, 3M is expanding production in Taiwan, Malaysia and China; enlarging the technical support facility in Singapore; and building a new distribution center in Korea.

Latin America, Canada and Africa
In Latin America, unit sales increased more than 20 percent, continuing a record of strong gains. Freer trade in Latin America is enabling 3M to add significantly to product lines there and is allowing the company to deliver goods more efficiently.

In Canada, unit sales increased about 2 percent. The company is building upon two platforms for growth: a responsive organization to serve Canadian customers across all 3M product lines, and an efficient manufacturing operation to leverage 3M resources across North America and on a worldwide basis.

In Africa, volume increased more than 10 percent. Sales there are benefiting from the removal of trade sanctions, which has boosted exports to neighboring countries and stimulated overall economic growth.

Financial Position

3M's financial condition remained strong in 1996. The company's borrowings continued to maintain AAA/Aaa long-term ratings. Working capital remained well controlled. The company's key inventory index was 3.8 months, compared with 3.9 months at the end of 1995. The accounts receivable index was 60 days, down four days from 1995. The current ratio was 1.7, unchanged from the end of 1995.

Total debt was $1.968 billion, down slightly from $2.025 billion at the end of 1995. Long-term debt declined by $352 million, primarily due to the reclassification to short-term debt of certain Eurobond and other debt due in 1997. Long-term debt that matures in 1997 is expected to be replaced with new debt issuances. Of debt outstanding at year-end 1996, $412 million represented a guarantee of debt of the 3M Employee Stock
Ownership Plan. Total debt was 24 percent of total capital, compared with 23 percent in 1995.

Various assets and liabilities, including cash and short-term debt, can fluctuate significantly on a month-to-month basis depending on short-term liquidity needs.

Legal proceedings are discussed in the Legal Proceedings section in Part I, Item 3, of this Form 10-K. There can be no certainty that the company may not ultimately incur charges, whether for governmental proceedings and claims, products liability claims, environmental proceedings or other actions, in excess of presently established accruals. While such future charges could have a material adverse impact on the company's net income in the quarterly period in which they are recorded, the company believes that such additional charges, if any, would not have a material adverse effect on the consolidated financial position or annual results of operations of the company.


Financial Instruments

The company enters into contractual arrangements (derivatives) in the ordinary course of business to hedge its foreign currency exposure, interest rate risks and commodity price risks. The company has a Financial Risk Management Committee that provides oversight for risk management and derivative activities. This committee sets forth senior management's financial risk management philosophy and objectives through a corporate policy. This committee also provides guidelines for derivative instrument usage and establishes procedures for control and valuation, counterparty credit approval, and routine monitoring and reporting.

The company manages interest expense using a mix of fixed, floating and variable rate debt. To manage this mix efficiently, the company may enter into interest rate swaps. Under these arrangements, the company agrees to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated by reference to an agreed-upon notional principal amount.

The company enters into forward contracts and swaps to hedge intercompany financing transactions and purchases foreign currency options to hedge against the effect of exchange rate fluctuations on cash flows denominated in non-U.S. dollars.



Liquidity

During 1996, cash flows provided by operating activities of continuing operations totaled $2.041 billion, up from $1.935 billion in 1995. In both years, cash provided from continuing operations was driven by solid operating results and effective asset management, and cash flows more than covered capital expenditures and dividend payments.

Capital spending totaled $1.109 billion, an increase of 1.9 percent from 1995. This followed increases of 11.9 percent in 1995 and 8.2 percent the prior year. These investments are helping to meet growing global demand for 3M products and to increase manufacturing efficiency.

Cash used for acquisitions and other investments totaled $263 million, $49 million and $92 million in 1996, 1995 and 1994, respectively. The increase in 1996 primarily was due to acquisitions in the health care field and the purchase of the minority interest in 3M Korea.

Stockholder dividends increased to $1.92 a share. Cash dividend payments totaled $803 million. 3M has paid dividends since 1916. In February 1997, the Board of Directors increased the quarterly dividend on 3M common stock to 53 cents a share, equivalent to an annual dividend of $2.12 a share, a 10.4 percent increase from 1996. This marks the 39th consecutive yearly increase.

Repurchases of 3M common stock totaled $532 million in 1996, compared with $351 million in 1995 and $689 million in 1994.
Repurchases were made to support employee stock purchase plans and for other corporate purposes.

In   November  1996,  the  Board  of  Directors  authorized   the
repurchase  of  up to 10 million of the company's  shares.   This
share repurchase authorization extends through December 31, 1997.

The company's strong credit rating provides ready and ample access to funds in global capital markets. 3M maintains a shelf registration with the Securities and Exchange Commission that provides the means to offer medium-term notes not to exceed $601 million. At December 31, 1996, $402 million was available for future financial needs.

Timing differences between payment of implant liabilities and receipt of related insurance recoveries could affect the cash flows of future periods. At this time, the amount and timing of prospective payments cannot be determined with precision. 3M believes that these timing differences will not have a material adverse effect on the company's consolidated financial position or liquidity. This potential cash flow impact is discussed more fully in the Legal Proceedings section in Part I, Item 3, of this Form 10-K.


Future Outlook

3M expects solid sales and earnings growth again in 1997. The company expects to benefit from major new product programs, a sharp focus on customer satisfaction, further expansion into international markets, efforts to streamline 3M's supply chain, and continued productivity improvement.

The company has an 8 percent annual productivity objective based on sales per employee. Employment levels within the company are expected to be consistent with that objective.

Raw material costs are expected to be down slightly in 1997, providing a small benefit to cost of goods sold. However, this impact could be more than offset by negative currency effects relating to the purchases 3M's international companies make from the United States. For 1997, capital spending is expected to increase to around $1.3 billion dollars. The company is investing capital to support important growth initiatives.

Based  on  exchange  rates at the end of January  1997,  currency
could  reduce  1997 earnings by about 15 cents a  share.   Shares
outstanding are expected to decrease by about 4 million shares in 1997.

The company does not anticipate a significant change in its tax rate in 1997.

Over the period 1997 to 1999, 3M aims to increase sales about  10 percent a year; operating income 12 to 13 percent a year; and earnings per share 13 to 14 percent a year.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for certain forward-looking statements. This Annual Report on Form 10-K contains forward-looking statements that reflect the company's current views with respect to future events and financial performance.

These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. The words "aim," "believe," "expect," "anticipate," "intend," "estimate" and other expressions that indicate future events and trends identify forward-looking statements. Actual future results and trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to, foreign exchange rates and fluctuations in those rates; the effects of, and changes in, worldwide economic conditions; raw materials, including shortages and increases in the costs of key raw materials; and legal proceedings (see discussion of Legal Proceedings in Part I, Item 3 of this Form 10-K).


Item 8. Financial Statements and Supplementary Data.

        Index to Financial Statements

                                                Reference (pages)
                                                      Form 10-K

Data submitted herewith:
   Report of Independent Accountants.....................  22

   Consolidated Statement of Income for the years ended
     December 31, 1996, 1995 and 1994  ..................  23

   Consolidated Balance Sheet at December 31, 1996 and
     1995 .............................. ................  24

   Consolidated Statement of Changes in Stockholders'
     Equity for the years ended December 31, 1996,
     1995 and 1994 .....................................   25

   Consolidated Statement of Cash Flows
    for the years ended December 31,
    1996, 1995 and 1994 ................... ......... ...  26

   Notes to Consolidated Financial Statements ..........27-42


                Report of Independent Auditors

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Minnesota Mining and Manufacturing Company and Subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.




                                /s/ COOPERS & LYBRAND L.L.P.

                                COOPERS & LYBRAND L.L.P.



St. Paul, Minnesota
February 10, 1997


Consolidated Statement of Income

Minnesota Mining and Manufacturing Company and Subsidiaries
Years ended December 31                         1996     1995     1994
(Amounts in millions, except per-share amounts)

Net sales                                    $14,236  $13,460  $12,148
_______________________________________________________________________

Operating expenses
  Cost of goods sold                           8,099    7,720    6,829
  Selling, general and administrative expenses 3,646    3,440    3,224
  Restructuring charge                            --       79       --
_______________________________________________________________________
          Total                               11,745   11,239   10,053
_______________________________________________________________________
Operating income                               2,491    2,221    2,095
_______________________________________________________________________
Other income and expense
  Interest expense                                79      102       70
  Investment and other income - net              (67)     (49)     (21)
  Implant litigation - net                        --       --       35
_______________________________________________________________________
          Total                                   12       53       84
_______________________________________________________________________
Income from continuing operations before income taxes
  and minority interest                        2,479    2,168    2,011
Provision for income taxes                       886      785      731
Minority interest                                 77       77       73
_______________________________________________________________________

Income from continuing operations              1,516    1,306    1,207

Discontinued operations
  Income from operations of discontinued businesses,
    net of income taxes                           --       43      115
  Gain (loss) on disposal of discontinued businesses,
    net of income taxes                           10     (373)      --
_______________________________________________________________________
Net income                                   $ 1,526   $  976  $ 1,322
_______________________________________________________________________

Per-share amounts
  Continuing operations                      $  3.63  $  3.11  $  2.85
  Discontinued operations                        .02     (.79)     .28
_______________________________________________________________________
  Net income                                 $  3.65  $  2.32  $  3.13
_______________________________________________________________________
Average shares outstanding                     418.2    419.8    423.0

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.


Consolidated Balance Sheet

Minnesota Mining and Manufacturing Company and Subsidiaries
At December 31                                   1996       1995
(Dollars in millions)
Assets
Current assets
  Cash and cash equivalents                   $   583    $   485
  Other securities                                161        287
  Accounts receivable - net                     2,504      2,398
  Inventories                                   2,264      2,206
  Other current assets                            974      1,019
_________________________________________________________________
          Total current assets                  6,486      6,395

Investments                                       585        565
Property, plant and equipment - net             4,844      4,638
Other assets                                    1,449      1,177
Net assets of discontinued operations              --      1,408
_________________________________________________________________
          Total                               $13,364    $14,183



Liabilities and Stockholders' Equity
Current liabilities
  Accounts payable                            $   895    $   762
  Payroll                                         300        298
  Income taxes                                    201        214
  Short-term debt                               1,117        822
  Other current liabilities                     1,276      1,628
_________________________________________________________________
          Total current liabilities             3,789      3,724

Other liabilities                               2,440      2,372
Long-term debt                                    851      1,203
Stockholders' equity - net                      6,284      6,884
  Shares outstanding - 1996: 416,836,008
                       1995: 418,702,754
_________________________________________________________________
          Total                               $13,364    $14,183


The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.


Consolidated Statement of Changes in Stockholders' Equity

Minnesota Mining and Manufacturing Company and Subsidiaries
Years ended December 31                       1996      1995      1994
(Dollars in millions, except per-share amounts)

Common stock at beginning and end of year  $   296   $   296   $   296

Retained earnings
  Balance at beginning of year               9,164     9,039     8,500
  Net income                                 1,526       976     1,322
  Dividends paid
    (per share: $1.92, $1.88, $1.76)          (803)     (790)     (744)
  Special dividend of Imation Corp.
    common stock                            (1,008)       --        --
  Effects of stock option and benefit plans   (123)      (61)      (39)
Balance at end of year                       8,756     9,164     9,039

Unearned compensation - ESOP
  Balance at beginning of year                (437)     (460)     (479)
  Amortization                                  25        23        19
Balance at end of year                        (412)     (437)     (460)

Cumulative translation - net
  Balance at beginning of year                (102)     (163)     (331)
  Translation adjustments                     (122)       61       168
  Adjustment for Imation Corp.
    special dividend                            46        --        --
Balance at end of year                        (178)     (102)     (163)

Debt and equity securities, unrealized gain(loss) - net
  Balance at beginning of year                  16        (3)       --
  Fair value adjustments                        (1)       19        (3)
Balance at end of year                          15        16        (3)

Treasury stock, at cost
  Balance at beginning of year              (2,053)   (1,975)   (1,474)
  Reacquired stock (millions of
    shares: 7.6, 5.9, 13.1)                   (532)     (351)     (689)
  Issuances pursuant to stock option and
    benefit plans (millions of
    shares: 5.7, 4.8, 3.4)                     392       273       188
Balance at end of year                      (2,193)   (2,053)   (1,975)
  (millions of shares: 55.2, 53.3, 52.2)

Stockholders' equity - net                 $ 6,284   $ 6,884   $ 6,734

Common stock, without par value, of 500 million shares is authorized, with 472,016,528 shares issued in 1996, 1995 and 1994. Preferred stock, without par value, of 10 million shares is authorized but unissued. All share and per-share data reflect a two-for-one common stock split effective March 15, 1994.

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.


Consolidated Statement of Cash Flows

Minnesota Mining and Manufacturing Company and Subsidiaries
Years ended December 31                       1996      1995      1994
(Dollars in millions)

Cash Flows from Operating Activities
Net income                                 $ 1,526    $  976    $1,322
Less income (loss) from discontinued
  operations                                    10      (330)      115
_______________________________________________________________________
Income from continuing operations            1,516     1,306     1,207

Adjustments to reconcile income from
    continuing operations to net cash
    provided by operating activities
  Implant litigation - net                    (275)     (112)      (62)
  Depreciation                                 825       795       793
  Amortization                                  58        64        79
  Accounts receivable                         (170)      (90)     (225)
  Inventories                                  (75)      (51)     (240)
  Other                                        162        23       103
_______________________________________________________________________
Net cash provided by continuing operations   2,041     1,935     1,655
Net cash provided by discontinued operations   170       325       274
_______________________________________________________________________
Net cash provided by operating activities    2,211     2,260     1,929

Cash Flows from Investing Activities
Capital expenditures                        (1,109)   (1,088)     (972)
Proceeds from sale of property, plant
   and equipment                                66        54        54
Acquisitions and other investments            (263)      (49)      (92)
Proceeds from divestitures and investments      62        82        22
Discontinued operations - net                  (17)     (207)     (183)
_______________________________________________________________________
Net cash used in investing activities       (1,261)   (1,208)   (1,171)

Cash Flows from Financing Activities
Change in short-term debt - net                (76)      (41)      216
Repayment of long-term debt                    (15)     (156)      (62)
Proceeds from long-term debt                   173       223       401
Purchases of treasury stock                   (532)     (351)     (689)
Reissuances of treasury stock                  268       214       138
Payment of dividends                          (803)     (790)     (744)
Discontinued operations                         79        --        --
_______________________________________________________________________
Net cash used in financing activities         (906)     (901)     (740)
Effect of exchange rate changes on cash         54        37         5
______________________________________________________________________
Net increase in cash and cash equivalents       98       188        23
Cash and cash equivalents at beginning of year 485       297       274
______________________________________________________________________
Cash and cash equivalents at end of year    $  583    $  485    $  297
______________________________________________________________________

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

Notes to Consolidated Financial Statements

    Accounting Policies
Consolidation:   All significant subsidiaries  are  consolidated.
Unconsolidated subsidiaries and affiliates are included on the equity basis.

Foreign currency translation: Local currencies generally are considered the functional currencies outside the United States, except in countries treated as highly inflationary. Assets and liabilities for operations in local currency environments are translated at year-end exchange rates. Income and expense items are translated at average rates of exchange prevailing during the year. Cumulative translation adjustments are recorded as a component of stockholders' equity.

For operations in countries treated as highly inflationary, certain financial statement amounts are translated at historical exchange rates, with all other assets and liabilities translated at year-end exchange rates. These translation adjustments are reflected in the results of operations and are not material.

Use of estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Cash and cash equivalents: Cash and cash equivalents consist of cash and temporary investments with maturities of three months or less when purchased.

Other securities and investments: Other securities consist of marketable securities and interest-bearing bank deposits with varied maturity dates. These securities are employed in the company's banking, captive insurance and cash management operations. Investments primarily include debt securities held by captive insurance and banking operations; individual and commercial loans receivable held by banking operations; the cash surrender value of life insurance policies; and real estate and venture capital investments.

Inventories: Inventories are stated at lower of cost or market, with cost generally determined on a first-in, first-out basis.

Other assets: Other assets include product and other insurance claims, goodwill, patents, other intangibles, deferred taxes, and other noncurrent assets. Goodwill generally is amortized on a straight-line basis over the periods benefited, principally in the range of 10 to 40 years. Other intangible items are amortized on a straight-line basis over their estimated economic lives.

Revenue recognition: Revenue is recognized upon shipment of goods to customers and upon performance of services. The company sells a wide range of products to a diversified base of customers around the world and, therefore, believes there is no material concentration of credit risk.

Property, plant and equipment: Depreciation of property, plant and equipment generally is computed on a straight-line basis over its estimated useful life. Fully depreciated assets are retained in property and accumulated depreciation accounts until removed from service. Upon disposal, assets and related accumulated depreciation are removed from the accounts and the net amount, less proceeds from disposal, is charged or credited to income.

Advertising:    Advertising  costs  generally  are   charged   to
operations in the year incurred.

Derivatives: The company uses derivative financial instruments to manage risks generally associated with foreign exchange rate, interest rate and commodity market volatility. The company does not hold or issue derivative financial instruments for trading purposes. The company is not a party to leveraged derivatives. Realized and unrealized gains and losses are deferred until the underlying transactions are realized. These gains and losses generally are recognized either as interest expense over the borrowing period for interest rate and currency swaps; as an adjustment to cost of goods sold for inventory-related hedge transactions; or in stockholders' equity for hedges of net investments in international companies. Cash flows attributable to these financial instruments are included with the cash flows of the associated hedged items.

Accounting  for stock-based compensation:  The company  uses  the
intrinsic   value  method  for  the  Management  Stock  Ownership
Program.    The  General  Employees'  Stock  Purchase   Plan   is
considered noncompensatory.


    Discontinued Operations
In November 1995, the Board of Directors approved a plan to launch the company's data storage and imaging businesses as an independent, publicly owned company and to discontinue 3M's audio and video business. In June 1996, the Board of Directors approved the tax-free distribution by 3M of the common stock of Imation Corp. (Imation) as a special dividend of one share of Imation common stock for every 10 shares of outstanding 3M common stock held of record as of the close of business on June 28, 1996. The company recorded the special dividend of Imation common stock by reducing retained earnings by $1.008 billion, which represented the carrying value of the net assets underlying the common stock distributed. The company's consolidated financial statements and notes report Imation and the audio and video business as discontinued operations.

Income from operations of the discontinued businesses for 1995 include results through November 30, 1995. Income from operations of discontinued businesses included interest expense allocations (based on the ratio of net assets of discontinued operations to consolidated net assets plus debt) of $15 million and $17 million in 1995 and 1994, respectively.

The 1995 loss on disposal of $373 million included the estimated future results of operations through the estimated date of the spin-off or closure. Major components of the loss on disposal include $300 million of severance costs and $265 million of asset write-downs, net of deferred income taxes of $232 million. The loss on disposal calculation included $13 million of interest expense. Net cash provided by discontinued operations in 1995 differs from the loss from discontinued operations principally due to two factors -- the loss on disposal for which no cash had been expended at December 31, 1995, and depreciation. The $10 million 1996 gain on disposal reflects final adjustments to the company's 1995 estimated loss on disposal.


Discontinued Operations
(Millions)                                1996     1995      1994
Net sales                                  $--   $2,645    $2,931
Income before income taxes and
  minority interest                         --       59       143
Provision for income taxes                  --       23        40
Minority interest                           --       (7)      (12)
Income from operations, net of income taxes --       43       115
Gain (loss) on disposal,
  net of income taxes                       10     (373)       --
  Total discontinued operations,
    net of income taxes                    $10   $ (330)   $  115


Net Assets of Discontinued Operations
(Millions)                                 1996     1995
Current assets                              $--   $1,212
Property, plant and equipment - net          --      456
Other assets                                 --      192
Current liabilities                          --     (357)
Other liabilities                            --      (95)
  Net assets of discontinued operations     $--   $1,408


    Restructuring Charge
The company recorded a restructuring charge of $79 million in 1995 related to the spin-off of the data storage and imaging businesses and the discontinuance of the audio and video business. Major components of this charge included $50 million of employee severance costs and $17 million related to the write-down of certain assets to net realizable value. In early 1997, about 1,000 people, mainly in corporate service functions in the United States and Europe, left 3M through voluntary separation programs. About $19 million in cash payments related to employee separations were made as of December 31, 1996. The remaining liability for employee separations and other items is included in other current liabilities.


    Supplemental Income Statement Information
_________________________________________________________________

(Millions)                            1996       1995       1994
Research and development costs        $947       $883       $828
Advertising costs                      459        423        422


  Supplemental Balance Sheet Information
_________________________________________________________________
(Millions)                                      1996        1995
Accounts receivable
Accounts receivable                          $ 2,609     $ 2,492
Less allowances                                  105          94
  Accounts receivable - net                  $ 2,504     $ 2,398

Inventories
Finished goods                               $ 1,195     $ 1,164
Work in process                                  591         565
Raw materials and supplies                       478         477
  Total inventories                          $ 2,264     $ 2,206

Other current assets
Product and other insurance claims           $   419     $   334
Deferred income taxes                            161         307
Other                                            394         378
  Total other current assets                 $   974     $ 1,019

Other securities and investments*
Held-to-maturity (amortized cost)            $    68     $   168
Available-for-sale (fair value)                  195         225
Other (cost, which approximates fair value)      483         459
  Total other securities and investments     $   746     $   852

Property, plant and equipment - at cost
Land                                         $   299     $   296
Buildings and leasehold improvements           2,885       2,814
Machinery and equipment                        8,449       7,673
Construction in progress                         417         451
                                             $12,050     $11,234
Less accumulated depreciation                  7,206       6,596
  Property, plant and equipment - net        $ 4,844     $ 4,638

Other assets
Product and other insurance claims           $   859     $   781
Deferred income taxes                            132         105
Other                                            458         291
  Total other assets                         $ 1,449     $ 1,177

*Unrealized gains and losses relating to other securities and investments classified as available-for-sale are included as a component of stockholders' equity. Realized gains and losses in 1996 and 1995 were not material.


Supplemental Balance Sheet Information (continued)

(Millions)                                      1996        1995
Other current liabilities
Product and other liabilities                $   256     $   369
Severance and other restructuring liabilities    234         379
Deposits - banking operations**                  301         290
Deferred income taxes                             11          10
Other                                            474         580
  Total other current liabilities            $ 1,276     $ 1,628

Other liabilities
Product and other liabilities                $   876     $   923
Minority interest in subsidiaries                373         483
Nonpension postretirement benefits               465         423
Deferred income taxes                             97          90
Other                                            629         453
  Total other liabilities                    $ 2,440     $ 2,372

**Primarily demand deposits and, as such, the carrying amount approximates fair value.

    Supplemental Cash Flow Information
In connection with the spin-off of the data storage and imaging businesses, the company recorded cash proceeds of $79 million in 1996, primarily related to the sale of international assets to Imation. Imation also retired $65 million of short-term debt related to its businesses as of June 30, 1996.

In 1996, 3M increased its ownership in 3M Korea from 60 percent to 100 percent by purchasing the remaining interest from its minority shareholders. The purchase price included the deferral of $72 million that will be paid in installments over three years.

_________________________________________________________________
(Millions)                            1996       1995       1994
Interest payments                     $ 78       $104       $ 72
Income tax payments                    761        793        865


    Debt

Short-Term Debt                    Effective
(Millions)                      Interest Rate*      1996    1995
Long-term debt - current portion      5.36%       $  555  $   47
Commercial paper                      4.79%          353     574
Other borrowings                      4.44%          209     201
  Total short-term debt                           $1,117  $  822
_________________________________________________________________
Long-Term Debt           Effective     Maturity
(Millions)             Interest Rate*    Date       1996    1995
ESOP debt guarantee         8.22%     1998-2004   $  378  $  412
German Mark 5% Euronote     5.44%          2001      165      --
Canadian 6.5% Eurobond      4.81%          1998      114     114
Medium-term 6.25% note      5.32%          1999      100     100
Other borrowings            5.12%     1998-2025       94      79
U.S. 7.75% Eurobond           --           1997       --     200
U.S. 6.375% Eurobond          --           1997       --     200
Swiss Franc 5.5% note         --           1997       --      98
  Total long-term debt                            $  851  $1,203

*Effective interest rates reflect the effects of interest rate and currency swaps at December 31, 1996.


Debt with fixed interest rates includes the ESOP, Canadian Eurobond and a portion of other borrowings. ESOP debt is serviced by dividends on stock held by the ESOP and by company contributions. These contributions are reported as an employee benefit expense. Other borrowings primarily are by 3M's international companies and from industrial bond issues in the United States.

Maturities  of  long-term debt for the next  five  years  are  as follows:  1997,  $555  million; 1998, $200  million;  1999,  $144 million; 2000, $44 million; and 2001, $227 million.

The company estimates that the fair value of short-term and long-
term  debt  approximates the carrying amount of this debt.   Debt
covenants do not restrict the payment of dividends.

  Other Financial Instruments
Interest rate and currency swaps: To manage interest rate and foreign exchange rate risk and to lower its cost of borrowing, the company has entered into interest rate and currency swaps. The notional amounts set forth in the table below serve solely as a basis for the calculation of payment streams to be exchanged. These notional amounts are not a measure of the exposure of the company through its use of derivatives. These instruments generally mature in relationship to their underlying debt and have maturities extending to 2001. Unrealized gains and losses and exposure to changes in market conditions were not material at December 31, 1996 and 1995.

Notional Amounts
(Millions)                              1996    1995
Interest rate swaps                     $829    $836
Currency swaps                           426     306

Foreign exchange forward and options contracts: The company has entered into foreign exchange forward and options contracts, the majority of which have maturities of less than one year. The face amounts represent contracted U.S. dollar equivalents of forward and options contracts denominated in non-U.S. dollars. The amounts at risk are not material because the company has the ability to generate offsetting foreign currency cash flows. Unrealized gains and losses at December 31, 1996 and 1995, were not material.

Face Amounts
(Millions)                              1996    1995
Forward contracts                       $869  $1,178
Options purchased                         --     196
Options sold                              --     137

The company engages in foreign currency hedging activities to reduce exchange risks arising from cross-border cash flows denominated in non-U.S. dollars. The company operates on a global basis, generating more than half its revenues from international customers and engaging in substantial product and financial transfers among geographic areas. Major forward contracts at December 31, 1996, were denominated in Dutch guilders, Japanese yen, German marks, French francs and British pound sterling.

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

    Leases
Rental expense under operating leases was $138 million in 1996, $154 million in 1995 and $140 million in 1994. The table below sets forth minimum payments under operating leases with noncancelable terms in excess of one year, at December 31, 1996.
_________________________________________________________________

                                                    After
(Millions)             1997  1998  1999  2000  2001  2001  Total
Minimum lease payments  $74   $53   $40   $29   $19   $70   $285


    Income Taxes
_________________________________________________________________
Income  From  Continuing  Operations  Before  Income  Taxes   and
Minority Interest
(Millions)                          1996        1995        1994
United States                     $1,534      $1,274      $1,284
International                        945         894         727
  Total                           $2,479      $2,168      $2,011

_________________________________________________________________
Provision for Income Taxes
(Millions)                          1996        1995        1994
Currently payable
  Federal                         $  331      $  346      $  306
  State                               63          58          60
  International                      405         380         306
Deferred
  Federal                             76          21          48
  State                                7           2           4
  International                        4         (22)          7
  Total                           $  886      $  785      $  731


Components of Deferred Tax Assets and Liabilities
(Millions)                       1996        1995
Accruals currently not deductible
  Benefit costs                  $235        $265
  Severance and other
    restructuring costs            89         144
  Product and other liabilities   431         492
Product and other
  insurance claims               (487)       (425)
Accelerated depreciation         (304)       (350)
Other                             221         186
  Net deferred tax asset         $185        $312


At December 31, 1996, approximately $3.244 billion of retained earnings attributable to international companies were considered to be permanently invested. No provision has been made for taxes that might be payable if these earnings were remitted to the United States. It is not practical to determine the amount of incremental taxes that might arise were these earnings to be remitted.

_________________________________________________________________
Reconciliation of Effective Income Tax Rate  1996    1995    1994
Statutory U.S. tax rate                      35.0%   35.0%   35.0%
State income taxes - net                      1.8     1.8     2.1
International income taxes - net               .5      .5     1.2
All other - net                              (1.5)   (1.1)   (1.9)
  Effective worldwide tax rate               35.8%   36.2%   36.4%



    Business Segments
3M's businesses are organized into two sectors: Industrial and Consumer, and Life Sciences. These sectors have worldwide responsibility for virtually all of the company's product lines. These product lines serve a wide range of markets, including automotive, communications, consumer, electronics, health care, industrial, office, personal care and safety. 3M is not dependent on any single product or market.

Financial information relating to the company's business sectors for the years ended December 31, 1996, 1995 and 1994, appears below. 3M is an integrated enterprise characterized by substantial intersector cooperation, cost allocations and inventory transfers. Therefore, management does not represent that these sectors, if operated independently, could earn the operating income shown.

                Industrial      Life   Corporate and      Total
(Millions)    and Consumer  Sciences     Unallocated    Company

Net sales     1996  $8,891    $5,242          $  103    $14,236
              1995   8,364     5,019              77     13,460
              1994   7,574     4,505              69     12,148
Operating     1996  $1,543    $1,091          $ (143)*  $ 2,491
income        1995   1,336     1,065            (180)*    2,221
              1994   1,219       955             (79)*    2,095
Identifiable  1996  $5,681    $3,669          $4,014    $13,364
assets **     1995   5,476     3,278           5,429     14,183
              1994   5,240     3,032           4,796     13,068
Depreciation  1996  $  480    $  262          $   83    $   825
              1995     471       253              71        795
              1994     475       261              57        793
Capital       1996  $  643    $  445          $   21    $ 1,109
expenditures  1995     623       443              22      1,088
              1994     605       357              10        972

* Operating income includes unallocated corporate overhead expenses, some of which historically were allocated to discontinued operations. Operating income for 1995 includes a $79 million restructuring charge.
** Identifiable assets for business sectors primarily include accounts receivable; inventory; net property, plant and equipment; and other miscellaneous assets. Assets included in the Corporate and Unallocated column principally are cash and cash equivalents; other securities; insurance receivables; deferred income taxes; certain investments and other assets; net assets of discontinued operations; and certain unallocated property, plant and equipment.

Certain prior period amounts have been reclassified to conform to the current presentation.


Revenue by Classes of Similar Products or Services (Unaudited)
(Millions)                           1996        1995        1994
Tape products                     $ 2,096     $ 2,042     $ 1,801
Abrasive products                   1,270       1,220       1,117
Automotive and chemical products    1,460       1,328       1,195
Connecting and insulating products  1,564       1,470       1,362
Consumer and office products        2,460       2,272       2,069
Health care products                2,356       2,221       2,002
Safety and personal care products   1,301       1,220       1,067
All other products                  1,729       1,687       1,535
  Total                           $14,236     $13,460     $12,148



    Geographic Areas
Information in the table below is presented on the basis the company uses to manage the business. Export sales and certain income and expense items are reported in the geographic area where the final sale to customers is made, rather than where the transaction originates.

                                           Latin
                          Europe         America, Elimina-
                             and          Africa   tions
                  United  Middle    Asia     and     and    Total
(Millions)        States    East Pacific  Canada   Other  Company
Net sales to 1996 $6,655  $3,620  $2,577  $1,359  $   25  $14,236
customers    1995  6,207   3,489   2,533   1,201      30   13,460
             1994  5,944   2,937   2,174   1,059      34   12,148

Transfers    1996 $1,531  $  173  $   34  $  206 $(1,944)  $   --
between      1995  1,382     153      43     188  (1,766)      --
geographic   1994  1,227     149      31     152  (1,559)      --
areas

Operating    1996 $1,125  $  463  $  617  $  304 $   (18) $ 2,491
income       1995    925     456     617     247     (24)   2,221
             1994  1,035     346     525     222     (33)   2,095

Identifiable 1996 $7,825 $ 2,917 $ 1,761  $  861 $    --  $13,364
assets*      1995  7,337   2,782   1,802     854   1,408   14,183
             1994  6,462   2,420   1,734     783   1,669   13,068

*Net assets of discontinued operations are reported in the Eliminations and Other column.

Certain prior period amounts have been reclassified to conform to the current presentation.

    Retirement Plans
3M has various company-sponsored retirement plans covering substantially all U.S. employees and many employees outside the United States. Pension benefits are based principally on an employee's years of service and compensation near retirement. Plan assets are invested in common stocks, fixed-income securities, real estate and other investments.

Retirement Plans (continued)

The company's funding policy is to deposit with an independent trustee amounts at least equal to those required by law. A trust fund is maintained to provide pension benefits to plan participants and their beneficiaries. In addition, a number of plans are maintained by deposits with insurance companies. The charge to income relating to these plans was $173 million in 1996, $152 million in 1995 and $153 million in 1994.

Under its U.S. pension plan, 3M has elected to retain the benefit obligations (and related plan assets) applicable to service provided to 3M by U.S. Imation employees prior to the date of distribution of Imation common stock to 3M stockholders. As a result of the distribution, 3M's U.S. pension plan was revalued as of July 1, 1996, to reflect certain plan changes, the effects of the restructuring and discontinued operations, and a change in the discount rate to 7.75 percent. The effects of these changes were not material.

Net Pension Cost            U.S. Plan        International Plans
(Millions)             1996    1995    1994  1996    1995   1994
Service cost           $121    $ 96    $117  $ 77    $ 86    $85
Interest cost           332     304     280    94      92     89
Return on plan
  assets - actual      (584)   (846)     70   (87)   (124)    (2)
Net amortization
  and deferral          230     532    (377)  (10)     39    (79)
Discontinued operations  --     (14)    (16)   --     (13)   (14)
  Net pension cost     $ 99    $ 72    $ 74  $ 74    $ 80    $79


Funded Status of Pension Plans
                                U.S. Plan     International Plans
(Millions)                    1996     1995        1996     1995
Plan assets at fair value   $4,642   $4,134      $1,369   $1,293
Accrued(prepaid) pension cost   77       97          (4)     110
Amount provided for
  future benefits           $4,719   $4,231      $1,365   $1,403
Actuarial present value
  Vested benefit obligation  3,939    3,666       1,007    1,051
  Non vested benefit
   obligation                  436      521         110      108
Accumulated benefit
  obligation                $4,375   $4,187      $1,117   $1,159
Amount provided for future
  benefits less accumulated
  benefit obligation           344       44         248      244
Projected benefit obligation 4,800    4,696       1,439    1,482
Plan assets at fair value
  less projected benefit
  obligation                $ (158)  $ (562)     $  (70)  $ (189)
Unrecognized net transition
  (asset) obligation          (112)    (149)         23       22
Other unrecognized items       193      614          51       57
  (Accrued)prepaid
  pension cost              $  (77)  $ ( 97)     $    4   $ (110)


                             U.S. Plan        International Plans
Assumptions at Year End  1996   1995   1994    1996   1995   1994
Discount rate           7.50%  7.00%  8.25%   7.10%  7.10%  7.45%
Compensation rate
  increase              4.85%  5.00%  5.00%   5.60%  5.38%  5.71%
Long-term rate of
  return on assets      9.00%  9.00%  9.00%   7.68%  7.59%  7.65%
Net pension cost is determined using assumptions at the beginning of the year (adjusted July 1, 1996, for 1996 net pension cost). Funded status is determined using assumptions at year-end.

    Other Postretirement Benefits
The company provides health care and life insurance benefits for substantially all of its U.S. employees who reach retirement age while employed by the company. The company has set aside funds with an independent trustee for these postretirement benefits and makes periodic contributions to the plan. The trustee invests in common stocks and fixed-income securities. Employees outside the United States are covered principally by government-sponsored plans. The cost of company-provided plans for these employees is not material.

3M has agreed to provide other postretirement benefits to certain U.S. Imation employees based on defined eligibility criteria. As a result of the distribution of Imation common stock to 3M stockholders, 3M's U.S. postretirement plans were revalued as of July 1, 1996, to reflect certain plan changes, the effects of the restructuring and discontinued operations, and a change in the discount rate to 7.75 percent. The effects of these changes were not material.

The table below shows the components of the net periodic postretirement benefit cost and a reconciliation of the funded status of the postretirement benefit plan for U.S. employees.

Net Periodic Postretirement Benefit Cost
(Millions)                      1996         1995          1994
Service cost                    $ 29         $ 26          $ 28
Interest cost                     66           63            55
Return on plan assets - actual   (50)         (76)           16
Net amortization and deferral     16           51           (40)
Discontinued operations           --          (11)          (10)
  Total                         $ 61         $ 53          $ 49


Funded Status of Postretirement Benefit Plan
(Millions)                                 1996            1995
Fair value of plan assets                 $ 449           $ 398
Accumulated postretirement benefit obligation
  Retirees                                $ 305           $ 286
  Fully eligible active plan participants   333             201
  Other active plan participants            305             468
  Benefit obligation                      $ 943           $ 955
Plan assets less benefit obligation       $(494)          $(557)
Adjustments and unrecognized items           29             134
  Accrued postretirement cost             $(465)          $(423)

The company determines the accumulated postretirement benefit obligation and related benefit costs by applying relevant actuarial assumptions. The company expects its health care cost trend rate to slow from 6.9 percent in 1997 to 5.0 percent in 2004, after which the rate is expected to stabilize. The effect of a one percentage point increase in the assumed health care cost trend rate for each future year would increase the benefit obligation by $92 million and the current year benefit expense by $11 million. Other actuarial assumptions at December 31, 1996, include an expected long-term rate of return on plan assets of
9.0 percent (before taxes applicable to a portion of the return on plan assets), and a discount rate of 7.5 percent.

    Employee Savings and Stock Ownership Plans
The company sponsors employee savings plans under Section 401(k) of the Internal Revenue Code. These plans are offered to substantially all regular U.S. employees. The company matches employee contributions of up to 6 percent of compensation with a basic match at rates ranging from 10 to 35 percent, with additional contributions depending upon company performance.

The company maintains an Employee Stock Ownership Plan (ESOP) for substantially all regular U.S. employees not covered by collective bargaining agreements. This plan was established in 1989 as a cost effective way of funding certain employee retirement savings benefits, including the company's matching contributions under 401(k) employee savings plans. The ESOP borrowed $548 million to purchase 15.4 million shares of the company's common stock, previously held in treasury. Because the company has guaranteed repayment of the ESOP debt, the debt and related unearned compensation are recorded in the Consolidated Balance Sheet.

Dividends on shares held by the ESOP are paid to the ESOP trust and, together with company contributions, are used by the ESOP to repay principal and interest on the outstanding notes. Shares are released for allocation to participants based upon the ratio of the current year's debt service to the sum of total principal and interest payments over the life of the notes.

Annual expenses related to the ESOP generally represent total debt service on the notes, less dividends, and totaled $36 million in 1996, $30 million in 1995 and $32 million in 1994. These amounts are reported as an employee benefit expense. Unearned compensation, shown as a reduction of stockholders' equity, is reduced by the higher of principal payments or the cost of shares allocated.

Interest incurred on the ESOP's notes totaled $34 million in 1996, $37 million in 1995 and $39 million in 1994. The company paid dividends on the stock held by the ESOP of $28 million in 1996, $28 million in 1995 and $26 million in 1994. Company contributions to the ESOP were $37 million in 1996, $40 million in 1995 and $35 million in 1994.

In July 1996, the ESOP received Imation shares from the spin-off distribution. These shares were sold, and the proceeds were used to purchase additional 3M shares.

ESOP Shares                  1996         1995          1994
Allocated               5,202,188    5,116,265     4,236,925
Committed to be released  399,220           --            --
Unreleased              9,103,730    9,892,575    10,941,944
  Total                14,705,138   15,008,840    15,178,869


    General Employees' Stock Purchase Plan
Substantially all U.S. employees are eligible to participate in the company's General Employees' Stock Purchase Plan. Participants are granted options at 85 percent of market value at the date of grant. Options must be exercised within 27 months from date of grant.

                     1996                1995                1994
                       Weighted            Weighted            Weighted
                        Average             Average             Average
                       Exercise            Exercise            Exercise
                 Shares   Price      Shares   Price      Shares   Price
Under option-
January 1       350,805  $50.21     369,200  $44.21     472,898  $44.86
Granted       1,498,538   58.78   1,778,647   48.72   1,711,898   44.28
Exercised    (1,501,011)  55.67  (1,741,794)  47.56  (1,750,579)  44.52
Canceled        (55,837)  52.07     (55,248)  45.75     (65,017)  42.30
December 31     292,495  $62.35     350,805  $50.21     369,200  $44.21
Options exercisable-
December 31      84,893  $63.87     112,495  $51.58     118,050  $46.67
Shares available for grant-
December 31  12,793,449          14,236,150          15,959,549
The exercise prices of options outstanding at December 31, 1996, ranged from $40.36 to $70.13, with an average remaining life of 23 months.

    Management Stock Ownership Program
Management stock options are granted at market value at the date of grant. These options are exercisable one year after the date of grant and expire 10 years from the date of grant. During 1996, the plan was extended to about 6,000 additional management employees, bringing the number of participants at year end to 10,296. To preserve the intrinsic value of the management stock options after the Imation spin-off, the number of outstanding options and the related exercise price were adjusted, resulting in no economic impact to participants or to the company.

                      1996                1995                1994
                        Weighted            Weighted            Weighted
                         Average             Average             Average
                        Exercise            Exercise            Exercise
                  Shares   Price      Shares   Price      Shares   Price
Under option-
January 1     23,974,715  $47.93  22,715,941  $44.82  20,182,694  $42.96
Granted        5,810,480   65.54   4,300,298   59.21   4,228,789   50.52
Imation Corp.
  Adjustment   1,097,520   50.07
Exercised     (4,225,544)  43.11  (3,001,292)  40.56  (1,656,146)  36.57
Canceled        (169,836)  53.17     (40,232)  47.25     (39,396)  43.25
December 31   26,487,335  $52.61  23,974,715  $47.93  22,715,941  $44.82
Options exercisable-
December 31   20,462,410  $49.54  20,219,581  $45.72  18,960,735  $43.77
Shares available for grant-
December 31    6,555,234          13,323,715          17,595,213



Management Stock Ownership Program (continued)

Options Outstanding and Exercisable at December 31, 1996
                      Options Outstanding           Options Exercisable
                              Weighted
                               Average  Weighted               Weighted
Range of       Number of     Remaining   Average    Number of   Average
Exercise         Options   Contractual  Exercise      Options  Exercise
Prices       Outstanding  Life (months)    Price  Exercisable     Price
$30.60-46.00   7,041,348      44          $38.66    7,041,348    $38.66
 46.10-66.49  19,445,987      96           57.67   13,421,062     55.26

    Stock-Based Compensation
No compensation cost has been recognized for the General Employees' Stock Purchase Plan (GESPP) or the Management Stock Ownership Program (MSOP). Pro forma amounts based on the options' fair value at the grant dates for awards under the GESPP and MSOP are presented below.

Pro Forma Net Income and Net Income Per Share
(Millions)                    1996        1995
Net income
  As reported               $1,526       $ 976
  Pro forma                  1,439         911
Net income per share
  As reported               $ 3.65       $2.32
  Pro forma                   3.44        2.17

The weighted average fair value per option granted during 1996 and 1995 was $10.37 and $8.60 for the GESPP and $13.43 and $12.48
for the incentive MSOP grants, respectively. The weighted average fair value was calculated by using the fair value of each option grant on the date of grant. The fair value of GESPP options was based on the 15 percent purchase discount, and for MSOP options was calculated utilizing the Black-Scholes option-pricing model and the following key assumptions:

MSOP Assumptions         1996    1995
Risk-free interest rate  6.4%    5.9%
Dividend growth          4.3%    5.2%
Volatility              14.2%   14.4%
Expected life (months)    66      66



    Legal Proceedings
Discussion  of  legal matters is incorporated by  reference  from
Part I, Item 3, of this Form 10-K, and should be considered an integral part of the Consolidated Financial Statements and Notes.





  Quarterly Data (Unaudited)

 (Millions, except per-share data)
                  First    Second      Third    Fourth      Year
Net sales
1996             $3,468    $3,522     $3,623    $3,623   $14,236
1995              3,361     3,424      3,370     3,305    13,460
Cost of goods sold
1996             $1,990    $1,986     $2,069    $2,054   $ 8,099
1995              1,886     1,949      1,942     1,943     7,720
Income from continuing operations
1996             $  362    $  381     $  398    $  375   $ 1,516
1995                355       346        339       266*    1,306*
Discontinued operations
1996             $   --    $   --     $   --    $   10   $    10
1995                 21         7          5      (363)     (330)
Net income (loss)
1996             $  362    $  381     $  398    $  385   $ 1,526
1995                376       353        344       (97)      976
Per share - continuing operations
1996             $  .87    $  .91     $  .95    $  .90   $  3.63
1995                .85       .82        .81       .63*     3.11*
Per share - discontinued operations
1996             $   --    $   --     $   --    $  .02   $   .02
1995                .05       .02        .01      (.87)     (.79)
Per share - net income (loss)
1996             $  .87    $  .91     $  .95    $  .92   $  3.65
1995                .90       .84        .82      (.24)     2.32

Stock price comparisons (NYSE composite transactions)**
1996 High        $69.88    $70.75     $71.75    $85.88   $ 85.88
1996 Low          62.00     63.50      61.25     68.63     61.25
1995 High         58.88     62.13      60.13     69.88     69.88
1995 Low          50.75     56.50      53.88     55.13     50.75

*  Includes a pre-tax restructuring charge of $79 million, or  12 cents a share.

**Not adjusted for the distribution of the commmon stock of Imation Corp.


Item 9.   Changes  in  and  Disagreements  With  Accountants   on
       Accounting and Financial Disclosure.

None.

                             PART III

Item 10. Directors and Executive Officers of the Registrant.

Item 11. Executive Compensation.

Item 12. Security  Ownership of Certain Beneficial  Owners  and
Management.

Item 13. Certain Relationships and Related Transactions.

The information required by Items 10 through 13 are incorporated by reference from the registrant's definitive proxy statement pursuant to general instruction G(3). The registrant will file with the Commission a definitive proxy statement pursuant to Regulation 14A before April 30, 1997.


                              PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports  on
Form 8-K.

(a) The financial statements filed as part of this report are listed in the index to financial statements on page 44.

All financial statement schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements or the notes thereto.

(b) Reports on Form 8-K:

The company filed a report on Form 8-K dated November 20, 1996.

Item 7, Financial Statements, Pro Forma Financial Information and Exhibits. An exhibit was attached to this Form 8-K that contains the Bylaws of Minnesota Mining and Manufacturing Company, as amended as of November 11, 1996. A significant amendment to the Bylaws is the addition of 90 day advance notice procedures for any shareholder nominations of directors or other matters to be brought up at the annual meeting.


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

     Bylaws, as amended as of November 11, 1996.     Form 8-K dated
                                                     November 20, 1996.

(4)  Instruments defining the rights of security
     holders, including debentures:
     (a) common stock.                        Exhibit (3) above.
     (b) medium-term notes.                   Registration No. 33-48089
                                              on Form S-3.

(10)  Material contracts, management
      remuneration:
     (a) management stock ownership program.  Exhibit 4 of
                                              Registration Nos. 33-49842
                                              and 33-58767 on Form S-8.
     (b) profit sharing plan, performance     Written description
         unit plan and other compensation     contained in issuer's
         arrangements.                        proxy statement for the
                                              1997 annual shareholders'
                                              meeting.


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

        (27)  Financial data schedule for the year ended
              December 31, 1996 (EDGAR filing only).

SIGNATURES

Pursuant  to  the  requirements of Section 13 of  the  Securities
Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  MINNESOTA MINING AND MANUFACTURING COMPANY



                    By  /s/ Giulio Agostini
                       Giulio Agostini, Senior Vice President
                       Principal Financial and Accounting Officer
                       March 10, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 10, 1997.

Signature               Title

LIVIO D. DeSIMONE       Chairman of the Board and
                        Chief Executive Officer, Director

RONALD O. BAUKOL        Director
EDWARD A. BRENNAN       Director
ALLEN F. JACOBSON       Director
W. GEORGE MEREDITH      Director
RONALD A. MITSCH        Director
ALLEN E. MURRAY         Director
AULANA L. PETERS        Director
ROZANNE L. RIDGWAY      Director
FRANK SHRONTZ           Director
F. ALAN SMITH           Director
LOUIS W. SULLIVAN       Director


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