Form 10-Q
period 1997-03-31
MINNESOTA MINING & MANUFACTURING CO
filed 1997-04-22
CIK 66740

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


                             FORM 10-Q

          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter ended March 31, 1997       Commission file number: 1-3285





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


On March 31, 1997, there were 416,244,474 shares of the Registrant's common stock outstanding.


               This document contains 23 pages.
          The exhibit index is set forth on page 19.






       Minnesota Mining and Manufacturing Company and Subsidiaries

                     PART I.  Financial Information

                    Consolidated Statement of Income
             (Amounts in millions, except per-share amounts)
                              (Unaudited)

                              Three months ended
                                   March 31
                               1997       1996

Net sales                     $3,714     $3,468

Operating expenses
  Cost of goods sold           2,089      1,990
  Selling, general and
    administrative expenses      937        882
         Total                 3,026      2,872

Operating income                 688        596

Other income and expense
  Interest expense                23         17
  Investment and other
    income - net                 (12)       (19)
         Total                    11         (2)

Income before income taxes
  and minority interest          677        598

Provision for income taxes       244        218

Minority interest                 23         18

Net income                    $  410     $  362

Average shares outstanding     416.6      418.5

Per-share amounts
  Net income                  $  .99     $  .87

  Cash dividends declared
    and paid                  $  .53     $  .47

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.


          Minnesota Mining and Manufacturing Company and Subsidiaries
                          Consolidated Balance Sheet
                            (Dollars in millions)

                                                 March 31,
Assets                                             1997         December 31,
Current assets                                  (Unaudited)         1996
   Cash and cash equivalents                       $   373          $   583
   Other securities                                    163              161
   Accounts receivable - net                         2,612            2,504
   Inventories
      Finished goods                                 1,201            1,195
      Work in process                                  614              591
      Raw materials and supplies                       489              478
         Total inventories                           2,304            2,264
   Other current assets                                985              974
            Total current assets                     6,437            6,486

Investments                                            597              585
Property, plant and equipment                       11,985           12,050
   Less accumulated depreciation                    (7,159)          (7,206)
      Property, plant and equipment - net            4,826            4,844
Other assets                                         1,436            1,449
            Total                                  $13,296          $13,364

Liabilities and Stockholders' Equity
Current liabilities
   Accounts payable                                $   887          $   895
   Payroll                                             312              300
   Income taxes                                        247              201
   Short-term debt                                   1,151            1,117
   Other current liabilities                         1,088            1,093
            Total current liabilities                3,685            3,606

Other liabilities                                    2,544            2,623

Long-term debt                                         831              851

Stockholders' equity
   Common stock, no par, 472,016,528 shares issued     296              296
   Retained earnings                                 8,921            8,756
   Unearned compensation - ESOP                       (405)            (412)
   Cumulative translation - net                       (334)            (178)
   Debt & equity securities, unrealized gain - net       8               15
   Treasury stock, at cost
      March 31, 1997,    55,772,054 shares;
      December 31, 1996, 55,180,520 shares          (2,250)          (2,193)
         Stockholders' equity - net                  6,236            6,284
            Total                                  $13,296          $13,364

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.


         Minnesota Mining and Manufacturing Company and Subsidiaries

                     Consolidated Statement of Cash Flows
                            (Dollars in millions)
                                 (Unaudited)


                                                     Three months ended
                                                          March 31
                                                      1997         1996

Cash Flows from Operating Activities
Net income                                           $  410      $  362

Adjustments to reconcile net income
    to net cash provided by operating activities
  Implant litigation - net                              (19)       (156)
  Depreciation and amortization                         217         217
  Working capital and other changes                    (171)        (15)
Net cash provided by continuing operations              437         408
Net cash (used) provided by discontinued operations     (55)        108
Net cash provided by operating activities               382         516

Cash Flows from Investing Activities
Capital expenditures                                   (296)       (232)
Other changes - net                                      (2)          5
Discontinued operations - net                            --         (37)
Net cash used in investing activities                  (298)       (264)

Cash Flows from Financing Activities
Change in short-term debt - net                         258          (5)
Repayment of long-term debt                            (219)         (1)
Proceeds from long-term debt                              6          --
Purchases of treasury stock                            (249)       (112)
Reissuances of treasury stock                           119          75
Payment of dividends                                   (221)       (197)
Net cash used in financing activities                  (306)       (240)

Effect of exchange rate changes on cash                  12          30

Net (decrease) increase in cash and cash equivalents   (210)         42

Cash and cash equivalents at beginning of year          583         485
Cash and cash equivalents at end of period           $  373      $  527

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.


        Minnesota Mining and Manufacturing Company and Subsidiaries
                 Notes to Consolidated Financial Statements
                                (Unaudited)

The interim financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. These adjustments consist of normal, recurring items. The results of operations for any interim period are not necessarily indicative of results for the full year. The condensed consolidated financial statements and notes are presented as permitted by the requirements for Form 10-Q and do not contain certain information included in the company's annual consolidated financial statements and notes. This Form 10-Q should be read in conjunction with the company's consolidated financial statements and notes included in its 1996 Annual Report on Form 10-K.

Earnings per share:
In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share." This statement establishes standards for computing and presenting basic and diluted earnings per share (EPS) for financial statements issued for periods ending after December 15, 1997. The adoption of this statement will not have a material effect on the company's reported EPS.

Reclassification:
Certain reclassifications have been made to December 31, 1996, balance sheet amounts to conform with the current year presentation.

Other:
Discussion  of legal matters is cross-referenced to this  Form  10-Q,
Part II, Item 1, Legal Proceedings, and should be considered an integral part of the Consolidated Financial Statements and Notes.

Coopers & Lybrand L.L.P., the company's independent auditors, have performed a review of the unaudited interim financial statements included herein and their report thereon accompanies this filing.



                 Report of Independent Auditors


To the Stockholders of Minnesota Mining and Manufacturing Company:

We have reviewed the accompanying condensed consolidated balance sheet of Minnesota Mining and Manufacturing Company and Subsidiaries as of March 31, 1997, and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1996, and the related consolidated statements of income and cash flows for the year then ended (not presented herein); and in our report dated February 10, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1996, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


                               /s/ COOPERS & LYBRAND L.L.P.

                               COOPERS & LYBRAND L.L.P.



St. Paul, Minnesota
April 22, 1997



       Minnesota Mining and Manufacturing Company and Subsidiaries

                 Management's Discussion and Analysis of
              Financial Condition and Results of Operations

RESULTS OF OPERATIONS

First Quarter
Worldwide sales for the first quarter totaled $3.714 billion, an increase of 7.1 percent from the first quarter last year. Excluding changes in currency exchange rates, sales rose about 11 percent. Unit sales increased about 11 percent, while selling prices were down slightly. The company posted double-digit volume gains in its two business sectors, and in U.S. and international operations.

In the Life Sciences Sector, sales increased about 11 percent in local currencies. Pacing this revenue growth were the sector's medical, pharmaceuticals, commercial graphics, and safety and security businesses.

In the Industrial and Consumer Sector, sales increased about 11 percent in local currencies. This sector registered strong increases in tapes, abrasives, specialty chemicals, office supplies and other major product lines.

In the United States, sales were up about 12 percent to $1.759 billion, driven by increases in volume. Selling prices in the United States were flat.

Internationally, sales totaled $1.955 billion. Volume increased about 11 percent and selling prices were down about 1 percent. Currency translation reduced international sales by about 7 percent. 3M companies in the Asia Pacific area and in Latin America led the way. In the Asia Pacific area, volume increased more than 15 percent, with strong gains both in Japan and in the Asia region. In Latin America, volume rose nearly 20 percent, continuing that region's record of healthy gains. In Europe, volume was up nearly 7 percent, despite continued softness in Germany. Among larger companies there, France and Italy posted good gains. Worldwide, this was the third consecutive quarter in which the company has posted double-digit volume growth.

Cost of goods sold, which includes manufacturing, research and development, and engineering, was 56.3 percent of sales, down more than one percentage point from the first quarter last year. Cost of goods sold as a percent of sales benefited from volume, productivity and from a positive carryover on raw material costs. Changes in currency exchange rates reduced gross margins by about four-tenths of a percentage point. This effect relates to the purchases made by 3M's international companies from the United States.

Selling, general and administrative spending was 25.2 percent of sales, down two-tenths of a point from the same quarter last year.


Operating income was $688 million, up 15.6 percent from the first quarter last year. Currency reduced operating income by about $37 million, or about 6 percent. In the United States, operating income was 17.7 percent of sales, up more than three percentage points from the same quarter last year, and in line with the level averaged in each of the past three quarters. U.S. profits increased more than 30 percent from the first quarter last year. Internationally, operating income was 19.3 percent of sales, down slightly from the same quarter last year. International profits rose about 2 percent in dollars and 12 percent in local currencies. Worldwide operating income was 18.5 percent of sales, up 1.3 points from the first quarter last year, and up a full point from 1996 in total. Profit growth and margin improvement were led by the Industrial and Consumer Sector.

First quarter interest expense of $23 million was up $6 million from the same quarter last year. Net investment and other income was $12 million, down $7 million from the first quarter last year. This total of $11 million for first quarter of 1997 is a typical quarterly rate. In the first quarter last year other income and expense benefited from some non-recurring items.

The worldwide effective income tax rate was 36.0 percent in the first quarter of 1997, down slightly from 36.5 percent in the first quarter of 1996.

Net income totaled $410 million, or $.99 per share, with per-share income up 13.8 percent from the first quarter of 1996. The company estimates that changes in the value of the U.S. dollar decreased earnings for the quarter by about 5 cents per share compared with the first quarter of 1996. This estimate includes the effect of translating profits from local currencies into U.S. dollars, the costs in local currencies of transferring goods between the parent company in the United States and international companies, and transaction gains and losses in countries not considered to be highly inflationary.

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

FUTURE OUTLOOK

3M expects solid sales and earnings growth in 1997. The company expects to benefit from major new product programs, intensified customer satisfaction efforts, on-going productivity improvement, further expansion into international markets, and efforts to streamline 3M's supply chain.

While volume and productivity are expected to help 1997 results, currency effects will moderate profit growth. Based on current exchange rates, currency effects could reduce earnings by an amount approaching 25 cents a share for all of 1997. Raw material costs are expected to be down slightly for 1997 as a whole.

For the year 1997, capital spending is expected to total about $1.3 billion. The company is investing capital to help sustain top-line growth and to improve productivity.

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for certain forward-looking statements. This Quarterly Report on Form 10-Q contains forward-looking statements that reflect the company's current views with respect to future events and financial performance.

These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. The words "aim," "believe," "expect," "anticipate," "intend," "estimate" and other expressions that indicate future events and trends identify forward-looking statements. Actual future results and trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to, foreign exchange rates and fluctuations in those rates; the effects of, and changes in, worldwide economic conditions; raw materials, including shortages and increases in the costs of key raw materials; and legal proceedings (see discussion of Legal Proceedings in Part II, Item 1 of this Form 10-Q).


FINANCIAL CONDITION AND LIQUIDITY

The company's financial condition and liquidity remain strong.

Working capital decreased $128 million to $2.752 billion from $2.880 billion as of December 31, 1996. The accounts receivable average days' sales outstanding was 56 days, down 4 days from year-end 1996. The company's key inventory index, which represents the number of months of inventory on hand, was unchanged from year-end, and is now at 3.8 months. The company's current ratio was 1.7, essentially unchanged from year-end.

Total debt increased $14 million from year-end 1996 to $1.982 billion. Current maturities of long-term debt are anticipated to be funded through new debt issuances. On April 7, 1997, subsequent to the end of the first quarter, the company issued a four-year $250 million 6.625 percent Eurobond. After giving effect to an interest rate swap effected on the same date for the same term as the Eurobond, the company will have an interest obligation based on a floating LIBOR index.

The company's borrowings continue to maintain AAA long-term ratings. As of March 31, 1997, total debt was 24 percent of total capital.

Return on average stockholders' equity for the first three months was
26.2 percent, exceeding the company's goal of 20 to 25 percent. Return on capital employed for the first three months was 26.7 percent, up from 24.5 percent in the comparable 1996 period. The company's goal is 27 percent or better.

Net cash provided by operating activities from continuing operations totaled $437 million in the first three months of the year, up $29 million from the same period last year. First quarter 1997 cash flow supported increased working capital needs related to double-digit volume growth, while 1996 had an incremental $137 million net cash outflow related to mammary implant litigation compared to 1997.

Net cash used by operating activities from discontinued operations was $55 million in the first three months compared with $108 million of cash provided in the same period last year. During 1996 the company generated cash from discontinued operations by liquidating audio/video assets and operating Imation's businesses before spin-off. Payments made in 1997 primarily reflect severance payments related to discontinued operations.

Timing differences between payment of implant liabilities and receipt of related insurance recoveries could affect the cash flows of future periods. The amount and timing of prospective payments and receipts cannot be determined with precision at this time. In January 1996, the company paid $130 million into a court-administered fund as an initial reserve against costs of claims payable by the company under the "Revised Settlement Program," which is discussed in the legal proceedings section in Part II, Item 1, of this Form 10-Q.

Cash used in investing activities was $298 million in the first three months of the year, up $34 million from the same period last year. Capital expenditures for the first three months of 1997 were $296 million, an increase of about 28 percent compared with the same period last year, and up about 7 percent compared to an average quarter in 1996.

Financing activities for both short-term and long-term debt provided net cash inflows of $45 million, compared with outflows of $6 million in the first three months last year. Treasury stock repurchases were $249 million, compared with repurchases in the same period last year of $112 million.

The company repurchased about 2.9 million shares of common stock in the first three months of this year, compared with 1.7 million shares in the same period last year. In November 1996, the Board of Directors authorized the repurchase of up to 10 million shares of 3M common stock through December 31, 1997. As of March 31, 1997, 5.8 million shares remained authorized for repurchase. Stock repurchases are made to support employee stock purchase plans and for other corporate purposes.


Dividends paid increased over 12%. Payments totaled $221 million in the first three months of this year, compared with $197 million in the same period last year. In February 1997, the quarterly dividend was increased to 53 cents a share, compared to 47 cents a share in the first quarter last year.

3M maintains a shelf registration with the Securities and Exchange Commission that provides the means to offer medium-term notes not to exceed $601 million. As of March 31, 1997, $402 million of the shelf registration was available for future financial needs. The company expects cash generated by operating activities will support its primary growth initiatives, with ample borrowing capacity and lines of credit available to supplement cash flows from operations.



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

Breast Implant Litigation

As of March 31, 1997, the company had been named as a defendant, often with multiple co-defendants, in 6,754 lawsuits and 128 claims in various courts, all seeking damages for personal injuries from allegedly defective breast implants. These claims and lawsuits purport to represent 22,091 individual claimants. It is not yet certain how many of these lawsuits and claims involve products manufactured and sold by the company, as opposed to other manufacturers. The company entered the business of manufacturing breast implants in 1977 by purchasing McGhan Medical Corporation. In 1984, the company sold the business to a corporation that also was named McGhan Medical Corporation.

The typical claim or lawsuit alleges the individual's breast implants caused one or more of a wide variety of ailments and local complications, including, but not limited to, non-specific autoimmune disease, scleroderma, lupus, rheumatoid arthritis, fibromyalgia, mixed connective tissue disease, Sjogren's Syndrome, dermatomyositis, polymyositis and chronic fatigue.

Plaintiffs in these cases typically seek monetary damages, often in unspecified amounts, and also seek certain types of equitable relief, including requiring the company to fund the costs associated with removal of the breast implants.

A  number  of  breast  implant claims and lawsuits  seek  to  impose liability on the company under various theories for personal injuries allegedly caused by breast implants manufactured and sold by manufacturers other than the company. These manufacturers include, but are not limited to, McGhan Medical Corporation and manufacturers that are no longer in business or that are insolvent, whose breast implants may or may not have been used in conjunction with implants manufactured and sold by the company. These claims raise many difficult and complex factual and legal issues that are subject to many uncertainties, including the facts and circumstances of each particular claim, the jurisdiction in which each suit is brought, and differences in applicable law and insurance coverage.

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

The Revised Settlement Program as recently supplemented now includes both foreign and domestic class members with implants manufactured by certain manufacturer defendants, including Baxter International, Bristol Meyers-Squibb, the company and McGhan Medical Corporation. The company's obligations under the Revised Settlement Program are limited to eligible claimants with implants manufactured by the company or its predecessors ("3M implants") or manufactured only by McGhan Medical Corporation after its divestiture from the company on August 3, 1984 ("Post 8/84 McGhan implants"). With respect to foreign claimants and claimants with only Post 8/84 McGhan implants (or only Post 8/84 McGhan implants plus certain other manufacturers' implants), the benefits are more limited than for domestic claimants with 3M implants. Post 8/84 McGhan implant benefits are payable by the company, Union Carbide Corporation and McGhan Medical Corporation.

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




Eligible participants with 3M implants who did not file current claims but are able to satisfy the more restrictive disease and severity criteria during an ongoing period of 15 years will be eligible for the Long-Term Benefits, subject to certain funding limitations. Such participants also will be eligible for an advance payment of $1,000 upon proof of having 3M implants and upon waiving or not timely exercising the right to opt out of the Revised Settlement Program. Benefit levels for eligible participants who are not current claimants and have only Post 8/84 McGhan implants (or only Post 8/84 McGhan implants plus certain other manufacturers' implants) or who are current foreign claimants will range from
$10,000 to $50,000. Benefits to foreign registrants other than current foreign claimants will be developed by the Foreign Claimants Committee in consultation with the Court.

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

As of the date of this filing, it is still uncertain how many plaintiffs ultimately will choose to participate in the Revised Settlement Program, what disease criteria they will satisfy, and what options they will choose. As a result, the total amount and timing of the company's prospective payments under the Revised Settlement Program cannot be determined with precision at this time. In January 1996, the company paid $125 million into a court-administered fund as an initial reserve against costs of claims payable by the company under the Revised Settlement Program (along with a $5 million administrative assessment).

In the first quarter of 1994, the company took a pre-tax charge of $35 million ($22 million after tax) in recognition of its then best estimate of its probable liabilities and associated expenses, net of the probable amount of insurance recoverable from its carriers. In the second quarter of 1996, the company increased its estimate of the minimum probable liabilities and associated expenses to approximately $991 million. This amount represents the company's best estimate of the cost and expense of the Revised Settlement Program and the cost and expense of resolving opt out claims. After subtracting payments of $548 million as of March 31, 1997 (which includes the January 1996 payment of $130 million under the Revised Settlement Program) for defense costs and settlements with litigants and claimants, the company had accrued liabilities of $443 million.




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

The insurers that are parties to these actions generally acknowledge that they issued products liability insurance to the company and that breast implant claims are products liability claims. The trial in Minnesota to resolve the company's insurance coverage and the financial responsibility of occurrence insurers for breast implant claims and defense costs began on June 4, 1996 and is continuing in phases as scheduled by the court.

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

As of March 31, 1997, the company had accrued receivables for insurance recoveries of $860 million. Various factors could affect the timing and amount of proceeds to be received under the company's various insurance policies, including (i) the timing of payments made in settlement of claims, (ii) the outcome of occurrence insurance litigation in the courts of Minnesota (as discussed above) and Texas, (iii) potential arbitration with claims-made insurers,
(iv) delays in payment by insurers and (v) the extent to which insurers may become insolvent in the future. There can be no absolute assurance that the company will collect all amounts accrued as being probable of recovery from its insurers.

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

              (11) A statement regarding the computation of per share
                   earnings.  Page 21.

              (12) A statement regarding the calculation of ratio of
                   earnings to fixed charges.  Page 22.

              (15) A letter from the company's independent auditors
                   regarding unaudited interim financial statements.
                   Page 23.

              (27) Financial data schedule (EDGAR filing only).

None of the other items contained in Part II of this Form 10-Q are applicable to the company for the quarter ended March 31, 1997.



                                 SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          MINNESOTA MINING AND MANUFACTURING COMPANY
                                         (Registrant)



Date:         April 22, 1997


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