Form 10-Q
period 1997-06-30
MINNESOTA MINING & MANUFACTURING CO
filed 1997-08-13
CIK 66740

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549



                                 FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter ended June 30, 1997          Commission file number: 1-3285



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



     On   June  30,  1997,  there  were  415,474,261  shares  of  the
Registrant's common stock outstanding.



                    This document contains 26 pages.
               The exhibit index is set forth on page 22.




       Minnesota Mining and Manufacturing Company and Subsidiaries

                     PART I.  Financial Information

                    Consolidated Statement of Income
             (Amounts in millions, except per-share amounts)
                              (Unaudited)

                              Three months ended    Six months ended
                                   June 30               June 30
                               1997       1996       1997        1996

Net sales                     $3,817     $3,522     $7,531      $6,990

Operating expenses
  Cost of goods sold           2,156      1,986      4,245       3,976
  Selling, general and
    administrative expenses      972        908      1,909       1,790
         Total                 3,128      2,894      6,154       5,766

Operating income                 689        628      1,377       1,224

Other income and expense
  Interest expense                28         15         51          32
  Investment and other
    income - net                 (19)       (18)       (31)        (37)
         Total                     9         (3)        20          (5)

Income before income taxes
  and minority interest          680        631      1,357       1,229

Provision for income taxes       242        231        486         449

Minority interest                 20         19         43          37

Net income                    $  418     $  381     $  828      $  743

Average shares outstanding     415.5      418.9      416.1       418.7

Per-share amounts
  Net income                  $ 1.01     $  .91     $ 1.99      $ 1.78

  Cash dividends declared
    and paid                  $  .53     $  .47     $ 1.06      $  .94

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.



          Minnesota Mining and Manufacturing Company and Subsidiaries
                          Consolidated Balance Sheet
                (Dollars in millions, except per-share amount)

                                                 June 30,
Assets                                               1997      December 31,
Current assets                                  (Unaudited)         1996
   Cash and cash equivalents                       $   391          $   583
   Other securities                                    121              161
   Accounts receivable - net                         2,668            2,504
   Inventories
      Finished goods                                 1,250            1,195
      Work in process                                  635              591
      Raw materials and supplies                       485              478
         Total inventories                           2,370            2,264
   Other current assets                              1,168              974
            Total current assets                     6,718            6,486

Investments                                            614              585
Property, plant and equipment                       12,217           12,050
   Less accumulated depreciation                    (7,241)          (7,206)
      Property, plant and equipment - net            4,976            4,844
Other assets                                         1,286            1,449
            Total                                  $13,594          $13,364

Liabilities and Stockholders' Equity
Current liabilities
   Accounts payable                                $   910          $   895
   Payroll                                             300              300
   Income taxes                                        225              201
   Short-term debt                                   1,014            1,117
   Other current liabilities                         1,086            1,093
            Total current liabilities                3,535            3,606

Other liabilities                                    2,592            2,623

Long-term debt                                       1,118              851

Stockholders' equity
   Common stock, $.50 par value (no par - 1996),
       472,016,528 shares issued                       236              296
   Capital in excess of par value                       60               --
   Retained earnings                                 9,061            8,756
   Unearned compensation - ESOP                       (396)            (412)
   Cumulative translation - net                       (302)            (178)
   Debt and equity securities, unrealized gain - net     5               15
   Treasury stock, at cost
      June 30, 1997,     56,542,267 shares;
      December 31, 1996, 55,180,520 shares          (2,315)          (2,193)
         Stockholders' equity - net                  6,349            6,284
            Total                                  $13,594          $13,364

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.


         Minnesota Mining and Manufacturing Company and Subsidiaries

                     Consolidated Statement of Cash Flows
                            (Dollars in millions)
                                 (Unaudited)


                                                      Six months ended
                                                          June 30
                                                       1997        1996

Cash Flows from Operating Activities
Net income                                           $  828      $  743

Adjustments to reconcile net income
    to net cash provided by operating activities
  Implant litigation - net                              (41)       (175)
  Depreciation and amortization                         434         440
  Working capital and other changes                    (216)        (93)
Net cash provided by continuing operations            1,005         915
Net cash (used) provided by discontinued operations     (82)        135
Net cash provided by operating activities               923       1,050

Cash Flows from Investing Activities
Capital expenditures                                   (656)       (487)
Other changes - net                                      33          39
Discontinued operations - net                            --         (62)
Net cash used in investing activities                  (623)       (510)

Cash Flows from Financing Activities
Change in short-term debt - net                         441         (51)
Repayment of long-term debt                            (540)         (5)
Proceeds from long-term debt                            298           1
Purchases of treasury stock                            (501)       (193)
Reissuances of treasury stock                           225         156
Payment of dividends                                   (441)       (394)
Discontinued operations                                  --          65
Net cash used in financing activities                  (518)       (421)

Effect of exchange rate changes on cash                  26          29

Net (decrease) increase in cash and cash equivalents   (192)        148

Cash and cash equivalents at beginning of year          583         485
Cash and cash equivalents at end of period           $  391      $  633

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

Common Stock:
At the Annual Meeting of Stockholders held on May 13, 1997, the company's shareholders approved an amendment to the company's Restated Certificate of Incorporation (i) to increase the number of authorized shares of common stock of the company from 500 million to 1 billion shares and (ii) to change the par value of the company's common stock from "no par value" to "$.50 par value." This change resulted in a transfer of $60 million from common stock to capital in excess of par value.

General Employees' Stock Purchase Plan (GESPP):
The 1997 GESPP, approved by stockholders at the Annual Meeting, is intended to be a successor to the company's 1992 GESPP, and is similar to previous plans. However, options under the 1997 plan will be automatically exercised on the last business day of each month. Substantially all employees are eligible to participate.

Debt Issuance:
On April 7, 1997, the company issued a four-year $250 million 6.625 percent Eurobond. After giving effect to an interest rate swap effected on the same date for the same term as the Eurobond, the company will have an interest obligation based on a floating LIBOR index.




Pending Sale of Subsidiary:
In April 1997, the company signed an agreement to sell National Advertising Company, its outdoor and mall advertising subsidiary, to Outdoor Systems, Inc., of Phoenix, Arizona, for approximately $1 billion in cash. This transaction is expected to be finalized in the third quarter.

Derivative Accounting Policy:
The company uses interest rate swaps, currency swaps and forward and option contracts to manage risks generally associated with foreign exchange rate, interest rate and commodity market volatility. All hedging instruments are designated as, and effective as, hedges and are fully correlated as required by generally accepted accounting principles. Instruments that do not qualify for hedge accounting are marked to market with changes recognized in current earnings. The company does not hold or issue derivative financial instruments for trading purposes and is not a party to leveraged derivatives.

Realized and unrealized gains and losses for qualifying hedge instruments are deferred until offsetting gains and losses on the underlying transactions are recognized in earnings. These gains and losses generally are recognized either as interest expense over the borrowing period for interest rate and currency swaps; as an adjustment to cost of goods sold for inventory-related hedge transactions; or in stockholders' equity for hedges of net investments in international companies. Cash flows attributable to these financial instruments are included with the cash flows of the associated hedged items.

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



                 Report of Independent Auditors


To the Stockholders of Minnesota Mining and Manufacturing Company:

We have reviewed the accompanying condensed consolidated balance sheet of Minnesota Mining and Manufacturing Company and Subsidiaries as of June 30, 1997, and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 1997 and 1996, and cash flows for the six-month periods ended June 30, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1996, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 10, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1996, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


                               /s/ COOPERS & LYBRAND L.L.P.

                               COOPERS & LYBRAND L.L.P.



St. Paul, Minnesota
July 23, 1997


       Minnesota Mining and Manufacturing Company and Subsidiaries

                 Management's Discussion and Analysis of
              Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Second Quarter
Worldwide sales for the second quarter totaled $3.817 billion, an increase of 8.4 percent from the second quarter last year. Excluding changes in currency exchange rates, sales rose about 12 percent. Unit sales increased about 13 percent, while selling prices were down slightly. The company posted double-digit volume gains in its two business sectors, and in U.S. and international operations.

In the Life Sciences Sector, sales increased about 11 percent in local currencies. Pacing this revenue growth were the sector's medical, pharmaceuticals, commercial graphics, and safety and security businesses.

In the Industrial and Consumer Sector, sales increased about 12 percent in local currencies. This sector registered strong increases in tapes, abrasives, specialty chemicals, office supplies and other major product lines.

In the United States, sales were up about 10 percent to $1.811 billion, driven by increases in volume. Selling prices in the United States were flat.

Internationally, sales totaled $2.006 billion. Volume increased about 15 percent and selling prices were down about 1 percent. Currency translation reduced international sales by about 7 percent. 3M saw solid gains in all major geographic areas. In the Asia
Pacific area, volume increased more than 13 percent, with strong gains in the Asia region, excluding Japan, of more than 25 percent. In Latin America, volume rose about 25 percent, continuing that region's record of healthy gains. In Europe, volume increased 14 percent, with double-digit volume gains in France, Italy, Spain and in most of Scandinavia. In Canada, volume increased about 13 percent. Worldwide, this was the fourth consecutive quarter in which the company has posted double-digit volume growth.

Cost of goods sold, which includes manufacturing, research and development, and engineering, was 56.5 percent of sales, up slightly from the second quarter last year. Cost of goods sold as a percent of sales benefited from volume, productivity and from a positive carryover on raw material costs. Changes in currency exchange rates reduced gross margins by about seven-tenths of a percentage point. This effect relates to the exchange rate impact of the movement of goods transferred between the parent company in the United States and 3M's international companies.

Selling, general and administrative spending was 25.5 percent of sales, down three-tenths of a point from the same quarter last year.

Operating income was $689 million, up 9.5 percent from the second quarter last year. Currency reduced operating income by about $34 million, or about 5 percent. In the United States, operating income was 17.7 percent of sales, in line with the level averaged in each of the past three quarters. U.S. profits increased about 13 percent from the second quarter last year. Internationally, operating income was 18.3 percent of sales, down slightly from the same quarter last year. International profits rose about 7 percent in dollars and 19 percent in local currencies. Worldwide operating income was 18.0 percent of sales, up slightly from the second quarter last year, and up a half a point from 1996 in total. Included in the second quarter results were the favorable effects of reversing an over-accrual for workers compensation and product liabilities of $20 million. Profit growth was led by the Industrial and Consumer Sector.

Second quarter interest expense of $28 million was up $13 million from the same quarter last year. Net investment and other income was $19 million, up $1 million from the second quarter last year. The other income and expense total of $9 million for the second quarter of 1997 is in line with the level averaged in each of the past three quarters.

The worldwide effective income tax rate was 35.5 percent in the second quarter of 1997, down from 36.5 percent in the second quarter of 1996.

Net income totaled $418 million, or $1.01 per share, with per-share income up 11.0 percent from the second quarter of 1996. The company estimates that changes in the value of the U.S. dollar decreased earnings for the quarter by about 5 cents per share compared with the second quarter of 1996. This estimate includes the effect of translating profits from local currencies into U.S. dollars, the exchange rate impact of the movement of goods transferred between the parent company in the United States and 3M's international companies, and transaction gains and losses in countries not considered to be highly inflationary.

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

Year-to-date
On a year-to-date basis, worldwide sales totaled $7.531 billion, an increase of 7.7 percent from $6.990 billion in the first six months of last year. Excluding changes in currency exchange rates, sales rose about 11.5 percent. Unit sales increased about 12 percent, while selling prices were down about one-half percent. Both business sectors contributed about equally to this local-currency revenue gain.

In the United States, sales were up 11.0 percent to $3.570 billion. Volume rose about 11 percent, while selling prices were flat. Internationally, sales volume increased about 13 percent and selling prices were down about 1 percent. Currency translation reduced international sales by about 7 percent.

Cost of goods sold, which includes manufacturing, research and development, and engineering, was 56.4 percent of sales, down five-tenths of a percentage point from the first six months of last year. Cost of goods sold as a percent of sales benefited from volume, productivity, and from a positive carryover on raw material costs, but was penalized by the effect of currency exchange rates on gross margins. Research and development spending was 6.6 percent of sales, down one-tenth of a point from the first six months of last year.

Selling, general and administrative spending was 25.3 percent of sales, down three-tenths of a point from the first six months of last year.

Operating income was $1.377 billion, up more than 12 percent from the first six months of last year. In the United States, profits increased at a double-digit rate. Internationally, profits showed a solid increase in local currencies, and were up 4 percent in dollars. Currency reduced international operating income by about $77 million, or 11 percent.

Interest expense of $51 million was up $19 million from the first six months of last year. Interest expense increased due to several factors, including slightly higher debt balances and higher interest rate resets on some long-term floating-rate issues. Net investment and other income was $31 million, down $6 million from the first six months of last year.

The worldwide effective income tax rate was 35.7 percent. The company continued to effectively utilize its international tax credits.

Net income totaled $828 billion, or $1.99 per share, with per-share income up 11.8 percent from the first six months of 1996. The company estimates that changes in the value of the U.S. dollar decreased earnings for the first six months by about 10 cents per share compared to the same period of 1996. This estimate includes the effect of translating profits from local currencies into United States dollars, the exchange rate impact of the movement of goods transferred between the parent company in the United States and 3M's international companies, and transaction gains and losses in countries not considered to be highly inflationary.


FUTURE OUTLOOK

3M expects solid sales and earnings growth in 1997. The company expects to benefit from major new product programs, intensified customer satisfaction efforts, on-going productivity improvement, further expansion into international markets, and efforts to streamline 3M's supply chain.

While volume and productivity are expected to help 1997 results, currency effects will moderate profit growth. Based on current exchange rates, currency will have a larger impact on earnings in the second half than in the first six months of this year. The company estimates the second-half effect will be about 15 cents a share, which could bring the impact for the full year to 25 cents a share. Raw material costs are expected to be down slightly for 1997 as a whole.

For  the  year  1997, capital spending is expected to  approach  $1.4
billion.   The company is investing capital to help sustain  top-line growth and to improve productivity.

As  part  of  an on-going process, the company continues  to  explore
portfolio  management opportunities around the  world.   The  company
uses criteria such as economic profit, return on capital, cash flows, competitive assessments and other tools to evaluate the performance and business symmetry of its product lines. As part of this process, the company has signed an agreement to sell National Advertising Company, its outdoor and mall advertising subsidiary, to Outdoor Systems, Inc., of Phoenix, Arizona, for approximately $1 billion. The sales and operating income of National Advertising Company are not material to the company's consolidated results of operations. In addition, based on cost and earnings trends, certain businesses and the utilization of assets associated with them continue to undergo internal reviews. While no decisions have been reached with regard to these businesses and assets or any others, any future decisions based on these reviews could have a material adverse effect on the results of the company's operations in a specific quarter.

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

Working capital increased $303 million to $3.183 billion from $2.880 billion as of December 31, 1996. The accounts receivable average days' sales outstanding was 58 days, down 2 days from year-end 1996. The company's key inventory index, which represents the number of months of inventory on hand, was unchanged from year-end, and is now at 3.8 months. The company's current ratio was 1.9, essentially unchanged from year-end.

Total debt increased $164 million from year-end 1996 to $2.132 billion. Current maturities of long-term debt are anticipated to be funded through new debt issuances. The company's borrowings continue to maintain AAA long-term ratings. As of June 30, 1997, total debt was 25 percent of total capital.

Return  on average stockholders' equity for the first six months  was
26.3 percent, exceeding the company's goal of 20 to 25 percent. Return on capital employed for the first six months was 26.5 percent, up from 25.0 percent in the comparable 1996 period. The company's goal is 27 percent or better.

Net cash provided by operating activities from continuing operations totaled $1.005 billion in the first six months of the year, up $90 million from the same period last year. First six months 1997 cash flow supported increased working capital needs related to double-digit volume growth.

Net cash used by operating activities from discontinued operations was $82 million in the first six months compared with $135 million of cash provided in the same period last year. During 1996 the company generated cash from discontinued operations by liquidating audio/video assets and operating Imation's businesses before spin-off. Payments made in 1997 primarily reflect severance payments related to discontinued operations.

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

The company is aware of two items which could significantly affect the cash flows in the third quarter. First, as discussed in the future outlook section, the company expects the sale of the outdoor advertising business to close in the third quarter. The price is $1 billion, about five times sales. The gain on the sale will approach $500 million after taxes and expenses associated with the sale. Cash proceeds after taxes and associated expenses should exceed $600 million. Second, after several quarters in which outlays for breast-implant claims exceeded insurance payments received, the trend is now expected to reverse. Going forward, the company believes more money should be coming in than going out. The company has several alternatives for use of these cash flows, each of which should enhance shareholder value.

Cash used in investing activities was $623 million in the first six months of the year, up $113 million from the same period last year. Capital expenditures for the first six months of 1997 were $656 million, an increase of about 35 percent compared with the same period last year.

Financing activities for both short-term and long-term debt provided net cash inflows of $199 million, compared with outflows of $55 million in the first six months last year. Treasury stock repurchases were $501 million, compared with repurchases in the same period last year of $193 million.

The company repurchased about 5.8 million shares of common stock in the first six months of this year, compared with 2.9 million shares in the same period last year. In November 1996, the Board of Directors authorized the repurchase of up to 10 million shares of 3M common stock through December 31, 1997. In May 1997, the Board also authorized the repurchase of up to 10 million additional shares of the company's stock, bringing the current stock buyback authorization to a total of 20 million shares. As of June 30, 1997, 13.0 million shares remained authorized for repurchase. Stock repurchases are made to support employee stock purchase plans and for other corporate purposes.

Dividends paid increased about 12 percent. Payments totaled $441 million in the first six months of this year, compared with $394 million in the same period last year. In February 1997, the quarterly dividend was increased to 53 cents a share, compared to 47 cents a share in the first and second quarter last year.

3M maintains a shelf registration with the Securities and Exchange Commission that provides the means to offer medium-term notes not to exceed $601 million. As of June 30, 1997, $402 million of the shelf registration was available for future financial needs. The company expects cash generated by operating activities will support its primary growth initiatives, with ample borrowing capacity and lines of credit available to supplement cash flows from operations.


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

Breast Implant Litigation

As of June 30, 1997, the company had been named as a defendant, often with multiple co-defendants, in 6,923 lawsuits and 139 claims in various courts, all seeking damages for personal injuries from allegedly defective breast implants. These claims and lawsuits purport to represent 22,880 individual claimants. It is not yet certain how many of these lawsuits and claims involve products manufactured and sold by the company, as opposed to other manufacturers. The company entered the business of manufacturing breast implants in 1977 by purchasing McGhan Medical Corporation. In 1984, the company sold the business to a corporation that also was named McGhan Medical Corporation.

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

In addition to individual suits against the company, a class action on behalf of all women with breast implants filed against all manufacturers of such implants has been conditionally certified and is pending in the United States District Court for the Northern District of Alabama (the "Court")(DANTE, ET AL., V. DOW CORNING, ET AL., U.S.D.C., N. Dist., Ala., 92-2589; part of IN RE: SILICONE GEL BREAST IMPLANT PRODUCT LIABILITY LITIGATION, U.S.D.C., N. Dist. Ala., MDL 926, U.S.D.C., N. Dist. Ala., CV 92-P-10000-S; now held in abeyance pending settlement proceedings in the settlement class action LINDSEY, ET AL., V. DOW CORNING CORPORATION, ET AL., U.S.D.C., N. Dist., Ala., CV 94-P-11558-S). Class actions, some of which have been certified, are pending in various state courts, including, among others, Louisiana, Florida and Illinois, and in the British Columbia courts in Canada. The Louisiana state court action (SPITZFADEN, ET AL., v. DOW CORNING CORPORATION, ET AL., Dist Ct., Parish or Orleans, 92-2589) is currently in trial solely against the Dow Chemical Company.

The company also has been served with a purported class action brought on behalf of children allegedly exposed to silicone in utero and through breast milk. (FEUER, ET AL., V. MCGHAN, ET AL., U.S.D.C., E. Dist. NY, 93-0146.) The suit names all breast implant manufacturers as defendants and seeks to establish a medical-monitoring fund.

On December 22, 1995, the Court approved a revised class action settlement program for resolution of claims seeking damages for personal injuries from allegedly defective breast implants (the "Revised Settlement Program"). The Revised Settlement Program is a revision of a previous settlement pursuant to a Breast Implant Litigation Settlement Agreement (the "Settlement Agreement") reached on April 8, 1994, and approved by the Court on September 1, 1994. Appeals related to the Revised Settlement Program are pending.

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

In the first quarter of 1994, the company took a pre-tax charge of $35 million ($22 million after tax) in recognition of its then best estimate of its probable liabilities and associated expenses, net of the probable amount of insurance recoverable from its carriers. In the second quarter of 1996, the company increased its estimate of the minimum probable liabilities and associated expenses to approximately $991 million. This amount represents the company's best estimate of the cost and expense of the Revised Settlement Program and the cost and expense of resolving opt out claims. After subtracting payments of $570 million as of June 30, 1997 (which includes the January 1996 payment of $130 million under the Revised Settlement Program) for defense and other costs and settlements with litigants and claimants, the company had accrued liabilities of $421 million.

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

In mid-October 1995, the occurrence insurers that are parties to the litigation in Minnesota filed more than 30 motions for summary judgment or partial summary judgment. The insurers, through these motions, attempted to shift all or a portion of the responsibility for those claims the company believes fall within the period of occurrence-based coverage (before 1986) into the period of claims-made coverage (from and after 1986). The trial court denied the insurers' motions, ruling that the key issues of "trigger" and allocation raised in these motions would be resolved at trial. In the trial's first phase, the court granted 3M partial declaratory judgment on the question of when insurance coverage is "triggered." The court also granted the insurers' motion for partial declaratory judgment on the question of the allocation method to be applied in the case. The trial court has now ruled further on the trigger issue and on the allocation method. That ruling is consistent with and further supports the company's opinion as stated in the following paragraph.

The company believes it ultimately will prevail in this insurance litigation. The company's belief is based on an analysis of its insurance policies; court decisions on these and similar issues; reimbursement by insurers for these types of claims; and
consultation with outside counsel who are experts in insurance coverage matters. If, however, the occurrence insurers ultimately prevail in this insurance litigation, the company could be effectively deprived of significant insurance coverage for breast implant claims, the amount of which is not presently determinable. (See discussion of the accrued receivables for insurance recoveries below.)

As of June 30, 1997, the company had accrued receivables for insurance recoveries of $860 million. Various factors could affect the timing and amount of proceeds to be received under the company's various insurance policies, including (i) the timing of payments made in settlement of claims, (ii) the outcome of occurrence insurance litigation in the courts of Minnesota (as discussed above) and Texas, (iii) potential arbitration with claims-made insurers,
(iv) delays in payment by insurers and (v) the extent to which insurers may become insolvent in the future. There can be no absolute assurance that the company will collect all amounts accrued as being probable of recovery from its insurers.

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

(a)   The registrant held its Annual Meeting of Stockholders  on  May
13, 1997.

(b) Proxies for the meeting were solicited pursuant to Regulation 14; there was no solicitation in opposition to management's nominees as listed in the Proxy Statement and all such nominees were elected.

Directors elected to the year 2000 Class were Ronald O. Baukol, Edward R. McCracken, W. George Meredith, Aulana L. Peters.

Directors whose terms continue after the meeting were Edward A. Brennan, Livio D. DeSimone, Ronald A. Mitsch, Allen E. Murray, Rozanne L. Ridgway, Frank Shrontz, F. Alan Smith, Louis W. Sullivan.

(c) Briefly discussed below are the other matters voted upon at the Annual Meeting and the results of the voting.

           i)   Ratification of the appointment of Coopers &  Lybrand
     L.L.P.,  independent  accountants,  to  audit  3M's  books   and
     accounts for the year 1997.

          For             338,979,326
          Against             851,955
          Abstain           1,488,923
          Broker Non-Vote   1,990,033

          ii) Amendments to the Restated Certificate of Incorporation that would double the number of authorized shares of 3M common stock and state a par value for 3M common stock.

          For             322,636,087
          Against          16,386,435
          Abstain           2,057,378
          Broker Non-Vote   2,230,337

          iii) 1997 General Employees Stock Purchase Plan to succeed the 1992 General Employees Stock Purchase Plan.

          For             283,460,609
          Against          13,279,812
          Abstain           2,747,237
          Broker Non-Vote  43,822,579

          iv) 1997 Management Stock Ownership Program to succeed the 1992 Management Stock Ownership Program.

          For             212,109,647
          Against          83,292,003
          Abstain           4,093,722
          Broker Non-Vote  43,814,865


Item 4.  Submission of Matters to a Vote of Security Holders
            (continued)

           v) Amendments to the Performance Unit Plan, which would permit the use of economic profit as a performance measure under the Plan.

          For             325,741,707
          Against          11,256,985
          Abstain           4,319,472
          Broker Non-Vote   1,992,073



Item 6.  Exhibits and Reports on Form 8-K

      (a) The following documents are filed as exhibits to this Report.

           (11) A statement regarding the computation of per share earnings. Page 23.

           (12) A statement regarding the calculation of ratio of earnings to fixed charges. Page 24.

           (15) A letter from the company's independent auditors regarding unaudited interim financial statements. Page 25.

           (27)  Financial data schedule (EDGAR filing only).

      (b) The company filed a report on Form 8-K dated June 30, 1997.

          An exhibit was attached to this Form 8-K that contains the Restated Certificate of Incorporation of Minnesota Mining and Manufacturing Company, as amended as of May 13, 1997. This amendment (i) increased the number of authorized shares of common stock of the company from 500 million to 1 billion shares and (ii) changed the par value of the company's common stock from "no par value" to "$.50 par value".

None of the other item requirements of Part II of Form 10-Q are applicable to the company for the quarter ended June 30, 1997.


                                 SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          MINNESOTA MINING AND MANUFACTURING COMPANY
                                         (Registrant)



Date:         August 12, 1997


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