Form 10-Q
period 1997-09-30
MINNESOTA MINING & MANUFACTURING CO
filed 1997-10-29
CIK 66740

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549


                                FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter ended September 30, 1997
                                         Commission file number: 1-3285


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


On September 30, 1997, there were 408,667,795 shares of the Registrant's common stock outstanding.


                     This document contains 26 pages.
                The exhibit index is set forth on page 22.






       Minnesota Mining and Manufacturing Company and Subsidiaries

                     PART I.  Financial Information

                    Consolidated Statement of Income
             (Amounts in millions, except per-share amounts)
                              (Unaudited)

                              Three months ended     Nine months ended
                                 September 30           September 30
                                1997       1996        1997        1996

Net sales                     $3,826     $3,623     $11,357     $10,613

Operating expenses
  Cost of goods sold           2,173      2,069       6,418       6,045
  Selling, general and
    administrative expenses      952        916       2,861       2,706
         Total                 3,125      2,985       9,279       8,751

Operating income                 701        638       2,078       1,862

Other income and expense
  Interest expense                23         22          74          54
  Investment and other
    income - net                 (13)       (17)        (44)        (54)
  Gain on divestiture - net     (803)        --        (803)         --
         Total                  (793)         5        (773)         --

Income before income taxes
  and minority interest        1,494        633       2,851       1,862

Provision for income taxes       549        221       1,035         670

Minority interest                 18         14          61          51

Net income                    $  927     $  398     $ 1,755     $ 1,141

Average shares outstanding     412.5      418.3       414.7       418.5

Per-share amounts
  Net income                  $ 2.25     $  .95     $  4.23     $  2.73

  Cash dividends declared
    and paid                  $  .53     $  .49     $  1.59     $  1.43

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.



          Minnesota Mining and Manufacturing Company and Subsidiaries
                          Consolidated Balance Sheet
                (Dollars in millions, except per-share amount)

                                               September 30,
Assets                                             1997        December 31,
Current assets                                  (Unaudited)        1996
   Cash and cash equivalents                       $   306         $   583
   Other securities                                    222             161
   Accounts receivable - net                         2,640           2,504
   Inventories
      Finished goods                                 1,253           1,195
      Work in process                                  626             591
      Raw materials and supplies                       494             478
         Total inventories                           2,373           2,264
   Other current assets                              1,082             974
            Total current assets                     6,623           6,486

Investments                                            623             585
Property, plant and equipment                       12,031          12,050
   Less accumulated depreciation                    (7,117)         (7,206)
      Property, plant and equipment - net            4,914           4,844
Other assets                                         1,261           1,449
            Total                                  $13,421         $13,364

Liabilities and Stockholders' Equity
Current liabilities
   Accounts payable                                $   908         $   895
   Payroll                                             337             300
   Income taxes                                        548             201
   Short-term debt                                     585           1,117
   Other current liabilities                         1,105           1,093
            Total current liabilities                3,483           3,606

Other liabilities                                    2,483           2,623

Long-term debt                                       1,131             851

Stockholders' equity
   Common stock, $.50 par value (no par - 1996),
       472,016,528 shares issued                       236             296
   Capital in excess of par value                       60              --
   Retained earnings                                 9,744           8,756
   Unearned compensation - ESOP                       (388)           (412)
   Cumulative translation - net                       (394)           (178)
   Debt and equity securities, unrealized gain - net     7              15
   Treasury stock, at cost
      September 30, 1997, 63,348,733 shares;
      December 31, 1996,  55,180,520 shares         (2,941)         (2,193)
         Stockholders' equity - net                  6,324           6,284
            Total                                  $13,421         $13,364

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.



         Minnesota Mining and Manufacturing Company and Subsidiaries

                     Consolidated Statement of Cash Flows
                            (Dollars in millions)
                                 (Unaudited)


                                                      Nine months ended
                                                         September 30
                                                       1997        1996

Cash Flows from Operating Activities
Net income                                           $1,755      $1,141

Adjustments to reconcile net income
    to net cash provided by operating activities
  Gain on divestiture - net                            (803)         --
  Income tax payable relating to divestiture            308          --
  Implant litigation - net                              130        (209)
  Depreciation and amortization                         654         659
  Working capital and other changes - net              (386)       (350)
Net cash provided by continuing operations            1,658       1,241
Net cash (used) provided by discontinued operations     (92)        156
Net cash provided by operating activities             1,566       1,397

Cash Flows from Investing Activities
Capital expenditures                                 (1,002)       (759)
Proceeds from divestiture                             1,000          --
Other changes - net                                      37         (32)
Net cash provided (used) by investing activities         35        (791)

Cash Flows from Financing Activities
Change in short-term debt - net                         (90)        117
Repayment of long-term debt                            (546)         (9)
Proceeds from long-term debt                            334           2
Purchases of treasury stock                          (1,229)       (329)
Reissuances of treasury stock                           294         211
Payment of dividends                                   (661)       (599)
Other                                                   (22)         81
Net cash used in financing activities                (1,920)       (526)

Effect of exchange rate changes on cash                  42          19

Net (decrease) increase in cash and cash equivalents   (277)         99

Cash and cash equivalents at beginning of year          583         485
Cash and cash equivalents at end of period           $  306      $  584

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

Reclassifications:
Certain reclassifications have been made to December 31, 1996, balance sheet amounts to conform with the current year presentation.

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

General Employees' Stock Purchase Plan (GESPP):
The 1997 GESPP, approved by stockholders at the Annual Meeting, is similar to previous plans. However, all options under the 1997 plan will be automatically exercised on the last business day of each month. Substantially all employees are eligible to participate.

Debt Issuance:
On April 7, 1997, the company issued a four-year $250 million 6.625 percent Eurobond. After giving effect to an interest rate swap effected on the same date for the same term as the Eurobond, the company will have an interest obligation based on a floating LIBOR index.


Gain on Divestiture:
Effective  August  15,  1997, the company sold  National  Advertising
Company, its outdoor and mall advertising subsidiary, to Outdoor Systems, Inc., of Phoenix, Arizona, for cash proceeds of $1 billion. After adjusting for the net cost of the assets sold and for the expenses associated with the divestiture, the company realized a pre-tax gain of $803 million ($495 million after-tax). On an annualized basis, National Advertising Company had sales of about $200 million and operating income of about $35 million.

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



                 Report of Independent Auditors


To the Stockholders of Minnesota Mining and Manufacturing Company:

We have reviewed the accompanying condensed consolidated balance sheet of Minnesota Mining and Manufacturing Company and Subsidiaries as of September 30, 1997, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 1997 and 1996, and cash flows for the nine-month periods ended September 30, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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



St. Paul, Minnesota
October 22, 1997


       Minnesota Mining and Manufacturing Company and Subsidiaries

                 Management's Discussion and Analysis of
              Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Third Quarter
Worldwide sales for the third quarter totaled $3.826 billion, an increase of 5.6 percent from the third quarter last year. Excluding changes in currency exchange rates, sales rose about 11 percent, driven by increases in volume. Selling prices both in the United States and abroad were about the same as in the third quarter last year.

In the Life Sciences Sector, sales increased about 12 percent in local currencies. Pacing this revenue growth were the sector's pharmaceuticals, traffic control materials and commercial graphics businesses.

In the Industrial and Consumer Sector, sales increased about 10 percent in local currencies. Growth was well-balanced among the sector's major businesses, which include tapes, abrasives, specialty chemicals and electronic products.

In the United States, sales were up about 9 percent to $1.910 billion. Internationally, sales totaled $1.916 billion. Volume increased about 12 percent and currency translation reduced international sales by about 10 percent. 3M saw solid volume gains in all major geographic areas, with Europe, the Asia Pacific area and Latin America all posting double-digit volume growth. In Europe, volume increased 12 percent, with solid volume gains in Germany, France, the U.K. and Italy. In the Asia Pacific area, volume increased about 10 percent, with growth in the Asia region, excluding Japan, of more than 20 percent. In Japan, volume growth this quarter was less than 4 percent, held back by strong growth in the year-earlier quarter and a slowdown in the Japanese economy. In Latin America, volume rose about 18 percent, continuing that region's record of healthy gains. In Canada, volume increased about 3 percent.

Worldwide, this was the fifth consecutive quarter in which the company has posted double-digit volume growth.

Cost of goods sold, which includes manufacturing, research and development, and engineering, was 56.8 percent of sales, down slightly from the third quarter last year. Gross margins benefited from volume growth, productivity improvement and a positive carryover on raw material costs. Changes in currency exchange rates reduced gross margins by about seven-tenths of a percentage point. This effect relates to the exchange rate impact on the movement of goods transferred between the parent company in the United States and 3M's international companies.


Selling, general and administrative spending was 24.9 percent of sales, down four-tenths of a point from the same quarter last year. Productivity improvements and emphasis on cost control had a positive effect on these costs.

Operating income was $701 million, up 9.9 percent from the year-earlier quarter. Currency reduced operating income by about $46 million, or about 7 percent. In the United States, operating income was 19.7 percent of sales, up more than one percentage point from the third quarter last year. U.S. profits increased about 17 percent. Internationally, operating income was 16.9 percent of sales, up slightly from the year-earlier quarter. International profits rose about 3 percent in dollars and 21 percent in local currencies. Worldwide operating income was 18.3 percent of sales, up seven-tenths of a percentage point from the third quarter last year.

Third quarter interest expense of $23 million was up $1 million from the same quarter last year. Net investment and other income was $13 million, down $4 million from the year-earlier quarter. The pre-tax gain on the sale of National Advertising Company totaled $803 million. The impact of this gain on 3M's income statement and tax rate is summarized below.

Supplemental Consolidated Statement of Income Summary (Unaudited)
Three months ended September 30, 1997
(Amounts in millions, except tax rate and per-share amounts)

                                   Excluding     Gain on     Reported
                                  divestiture   divestiture     total
Income before income taxes
  and minority interest              $  691       $  803       $1,494
Effective tax rate                     35.0%        38.4%        36.8%
Provision for income taxes           $  241       $  308       $  549
Minority interest                    $   18                    $   18
Net income                           $  432       $  495       $  927
Average shares outstanding            412.5        412.5        412.5
Net income per share                 $ 1.05       $ 1.20       $ 2.25

Excluding the divestiture, the worldwide effective income tax rate for the quarter was 35.0 percent, the same as in the third quarter last year. The gain on the sale of National Advertising was taxed fully in the United States at a rate of 38.4 percent (federal statutory rate of 35 percent and a net effective state tax rate of
3.4 percent). This results in a total 3M combined effective tax rate of 36.8 percent for the quarter.

Net income totaled $927 million, or $2.25 per share ($432 million, or $1.05 a share, excluding the gain on divestiture), compared to $398
million,  or  $.95 a share, in the third quarter of 1996.   Excluding
the  gain  on the divestiture, per-share income was up 10.5  percent.
The company estimates that changes in the value of the U.S. dollar decreased earnings for the quarter by about 7 cents per share compared with the third quarter of 1996. This estimate includes the effect of translating profits from local currencies into U.S. dollars, the exchange rate impact on the movement of goods transferred between the parent company in the United States and 3M's international companies, and transaction gains and losses in countries not considered to be highly inflationary.

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

Year-to-date
On a year-to-date basis, worldwide sales totaled $11.357 billion, an increase of 7.0 percent from $10.613 billion in the first nine months of last year. Excluding changes in currency exchange rates, sales rose about 11 percent, driven by increases in volume. Selling prices were about the same as in the first nine months of last year. Both business sectors contributed about equally to this local-currency revenue gain.

In the United States, sales were up 10.4 percent to $5.480 billion. Volume rose about 10 percent, while selling prices were flat. Internationally, sales volume increased about 13 percent and selling prices were down slightly. Currency translation reduced international sales by about 8 percent.

Cost of goods sold, which includes manufacturing, research and development, and engineering, was 56.5 percent of sales, down five-tenths of a percentage point from the first nine months of last year. Gross margins benefited from volume growth, productivity improvement, and from a positive carryover on raw material costs, but were penalized by the effect of currency exchange rates. Research and development spending was 6.6 percent of sales, down one-tenth of a point from the first nine months of last year.

Selling, general and administrative spending was 25.2 percent of sales, down three-tenths of a point from the first nine months of last year. Productivity improvements and emphasis on cost control had a positive effect on these costs.

Operating income was $2.078 billion, up about 12 percent from the first nine months of last year. In the United States, profits increased at a double-digit rate. Internationally, profits showed a solid increase in local currencies, and were up 4 percent in dollars. Currency reduced international operating income by about $134 million, or 13 percent.


Interest expense of $74 million was up $20 million from the first nine months of last year. Interest expense increased due to several factors, including slightly higher debt balances and higher interest rate resets on some long-term floating-rate issues. Net investment and other income was $44 million, down $10 million from the first nine months of last year. The pre-tax gain on the sale of National Advertising Company totaled $803 million. The impact of this gain on 3M's income statement and tax rate is summarized below.

Supplemental Consolidated Statement of Income Summary (Unaudited)
Nine months ended September 30, 1997
(Amounts in millions, except tax rate and per-share amounts)

                                   Excluding     Gain on     Reported
                                  divestiture   divestiture     total
Income before income taxes
  and minority interest              $2,048       $  803       $2,851
Effective tax rate                     35.5%        38.4%        36.3%
Provision for income taxes           $  727       $  308       $1,035
Minority interest                    $   61                    $   61
Net income                           $1,260       $  495       $1,755
Average shares outstanding            414.7        414.7        414.7
Net income per share                 $ 3.04       $ 1.19       $ 4.23

Excluding the divestiture the worldwide effective income tax rate was
35.5 percent in the first nine months of 1997, down from 36.0 percent in the same period last year. The gain on the sale of National Advertising was taxed fully in the United States at a rate of 38.4 percent (federal statutory rate of 35 percent and a net effective state tax rate of 3.4 percent). This results in a total 3M combined effective tax rate of 36.3 percent for the first nine months.

Net income totaled $1.755 billion, or $4.23 per share ($1.260 billion or $3.04 a share, excluding the gain on divestiture), compared to $1.141 billion, or $2.73 a share, in the first nine months of 1996. Excluding the gain on the divestiture, per-share income was up 11.4 percent. The company estimates that changes in the value of the U.S. dollar decreased earnings for the first nine months of 1997 by about 16 cents per share compared with the same period last year. This estimate includes the effect of translating profits from local currencies into U.S. dollars, the exchange rate impact on the movement of goods transferred between the parent company in the United States and 3M's international companies, and transaction gains and losses in countries not considered to be highly inflationary.

FUTURE OUTLOOK

3M expects solid sales and earnings growth to continue in the fourth quarter of 1997. The company expects to benefit from major new product programs, intensified customer satisfaction efforts, on-going productivity improvement, further expansion into international markets, and efforts to streamline 3M's supply chain.


While volume and productivity are expected to help 1997 results, currency effects will moderate profit growth. Based on current exchange rates, currency could negatively impact earnings for the full year by about 25 cents a share. Raw material costs are expected to be down slightly for 1997 as a whole.

For  the year 1997, capital spending is expected to total about  $1.4
billion.   The company is investing capital to help sustain  top-line growth and to increase manufacturing efficiency.


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

Working capital increased $260 million to $3.140 billion from $2.880 billion as of December 31, 1996. The accounts receivable average days' sales outstanding was 58 days, down 2 days from year-end 1996. The company's key inventory index was 3.8 months, unchanged from year-end. The company's current ratio was 1.9, essentially unchanged from year-end.

Total debt decreased $252 million from year-end 1996 to $1.716 billion. Current maturities of long-term debt are anticipated to be funded through new debt issuances. The company's borrowings continue to maintain AAA long-term ratings. As of September 30, 1997, total debt was 21 percent of total capital. 3M expects this to increase to about 25 percent of total capital by year-end, consistent with historical levels.

Excluding the gain on divestiture, return on average stockholders' equity for the first nine months was 26.6 percent, exceeding the company's goal of 20 to 25 percent. Return on capital employed for the first nine months was 26.5 percent, up from 25.0 percent in the comparable 1996 period. The company's goal is 27 percent or better.

Net cash provided by operating activities from continuing operations totaled $1.658 billion in the first nine months of the year, up $417 million from the same period last year. The first nine months of 1997 had a $339 million positive net cash flow change related to mammary implant litigation when compared to the same period last year. The cash flow from the first nine months of 1997 helped support increased working capital needs related to double-digit volume growth.

Timing differences between payment of implant liabilities and receipt of related insurance recoveries could affect the cash flows of future periods. A detailed discussion regarding the timing differences is contained in Part II, Item 1, Legal Proceedings, of this Form 10-Q.

Net cash used by operating activities from discontinued operations was $92 million in the first nine months compared with $156 million of cash provided in the same period last year. During 1996 the company generated cash from discontinued operations by liquidating audio/video assets and operating Imation's businesses before the spin-
off.   Payments  made  in 1997 primarily reflect  severance  payments related to discontinued operations.

Cash provided by investing activities was $35 million in the first nine months of the year, compared to $791 million of cash used in the same period last year. Capital expenditures for the first nine months of 1997 were about $1 billion, an increase of 32 percent compared with the same period last year. Cash proceeds related to the sale of National Advertising Company totaled $1 billion.

Net proceeds from the National Advertising Company divestiture and implant litigation were primarily used to repurchase shares and to reduce short-term debt during the third quarter of 1997. Treasury stock repurchases for the first nine months of 1997 were $1.229 billion, compared with repurchases in the same period last year of $329 million. Financing activities for both short-term and long-term debt provided net cash outflows of $302 million, compared with net cash inflows of $110 million in the first nine months last year.

The company repurchased about 13.6 million shares of common stock in the first nine months of this year, compared with 5.0 million shares in the same period last year. In November 1996, the Board of Directors authorized the repurchase of up to 10 million shares of 3M common stock through December 31, 1997. In May 1997, the Board authorized the repurchase of up to 10 million additional shares of the company's stock, bringing the current stock buyback authorization to a total of 20 million shares. As of September 30, 1997, 5.1 million shares remained authorized for repurchase. Stock repurchases are made to support employee stock purchase plans and for other corporate purposes.

Cash dividends paid to shareholders increased about 10 percent. Payments totaled $661 million in the first nine months of this year, compared with $599 million in the same period last year. In February 1997, the quarterly dividend was increased to 53 cents a share.

3M maintains a shelf registration with the Securities and Exchange Commission that provides the means to offer medium-term notes not to exceed $601 million. As of September 30, 1997, $373 million of the shelf registration was available for future financial needs. The company expects cash generated by operating activities will support its primary growth initiatives, with ample borrowing capacity and lines of credit available to supplement cash flows from operations.


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

Breast Implant Litigation

As of September 30, 1997, the company had been named as a defendant, often with multiple co-defendants, in 7,250 lawsuits and 171 claims in various courts, all seeking damages for personal injuries from allegedly defective breast implants. These claims and lawsuits purport to represent 23,195 individual claimants. It is not yet certain how many of these lawsuits and claims involve products manufactured and sold by the company, as opposed to other manufacturers. The company entered the business of manufacturing breast implants in 1977 by purchasing McGhan Medical Corporation. In 1984, the company sold the business to a corporation that also was named McGhan Medical Corporation.

The typical claim or lawsuit alleges the individual's breast implants caused one or more of a wide variety of ailments and local complications, including, but not limited to, non-specific autoimmune disease, scleroderma, lupus, rheumatoid arthritis, fibromyalgia, mixed connective tissue disease, Sjogren's Syndrome, dermatomyositis, polymyositis and chronic fatigue.

Plaintiffs in these cases typically seek monetary damages, often in unspecified amounts, and may also seek certain types of equitable relief, including requiring the company to fund the costs associated with removal of the breast implants.

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

As of the date of this filing, it is still uncertain how many plaintiffs ultimately will choose to participate in the Revised Settlement Program, what disease criteria they will satisfy, and what options they will choose. As a result, the total amount and timing of the company's prospective payments under the Revised Settlement Program cannot be determined with precision at this time. In January 1996, the company paid $125 million into a court-administered fund as an initial reserve against costs of claims payable by the company under the Revised Settlement Program (along with a $5 million administrative assessment). Since that time the company has paid an additional $1.8 million into that fund and the company expects to make multiple payments of a similar or larger amount into the fund during the fourth quarter of 1997.

In the first quarter of 1994, the company took a pre-tax charge of $35 million ($22 million after tax) in recognition of its then best estimate of its probable liabilities and associated expenses, net of the probable amount of insurance recoverable from its carriers. In the second quarter of 1996, the company increased its estimate of the minimum probable liabilities and associated expenses to approximately $991 million. This amount represents the company's best estimate of the cost and expense of the Revised Settlement Program and the cost and expense of resolving opt out claims. After subtracting payments of $604 million as of September 30, 1997 (which includes the January 1996 payment of $130 million under the Revised Settlement Program) for defense and other costs and settlements with litigants and claimants, the company had accrued liabilities of $387 million.

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

In mid-October 1995, the occurrence insurers that are parties to the litigation in Minnesota filed more than 30 motions for summary judgment or partial summary judgment. The insurers, through these motions, attempted to shift all or a portion of the responsibility for those claims the company believes fall within the period of occurrence-based coverage (before 1986) into the period of claims-made coverage (from and after 1986). The trial court denied the insurers' motions, ruling that the key issues of trigger and allocation raised in these motions would be resolved at trial. In the trial's first phase, the court granted 3M partial declaratory judgment on the question of when insurance coverage is triggered.


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

As of September 30, 1997, the company had accrued receivables for insurance recoveries of $667 million. Various factors could affect the timing and amount of proceeds to be received under the company's various insurance policies, including (i) the timing of payments made in settlement of claims, (ii) the outcome of occurrence insurance litigation in the courts of Minnesota (as discussed above) and Texas, (iii) potential arbitration with claims-made insurers,
(iv) delays in payment by insurers and (v) the extent to which insurers may become insolvent in the future. There can be no absolute assurance that the company will collect all amounts accrued as being probable of recovery from its insurers.

The company's current estimate of the probable liabilities, associated expenses and probable insurance recoveries related to the breast implant claims is based on the facts and circumstances existing at this time. New developments may occur that could affect the company's estimates of probable liabilities (including associated expenses) and the probable amount of insurance recoveries. These developments include, but are not limited to, (i) the number of plaintiffs who have opted out and are pursuing individual claims against the company and who are ultimately identified as having the company's implants, (ii) the success of and costs to the company in defending such opt-out claims, including claims involving breast implants not manufactured or sold by the company, (iii) the outcome of the occurrence insurance litigation in the courts of Minnesota and Texas, and (iv) the outcome of potential arbitration with claims-made insurers.

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


None of the other item requirements of Part II of Form 10-Q are applicable to the company for the quarter ended September 30, 1997.



                                 SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          MINNESOTA MINING AND MANUFACTURING COMPANY
                                         (Registrant)


Date:         October 29, 1997

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