Form 10-K
period 1997-12-31
MINNESOTA MINING & MANUFACTURING CO
filed 1998-03-10
CIK 66740

                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                               FORM 10-K

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
                  For the year ended December 31, 1997


                    Commission file number 1-3285

              MINNESOTA MINING AND MANUFACTURING COMPANY

State of Incorporation: Delaware
                             I.R.S. Employer Identification No. 41-0417775 Executive offices: 3M Center, St. Paul, Minnesota 55144
                   Telephone number: (612) 733-1110

         SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                                 Name of each exchange
         Title of each class                     on which registered
     Common Stock, Par Value $.50 Per Share      New York Stock Exchange
                                                 Pacific Exchange
                                                 Chicago Stock Exchange

     Note: The common stock of the registrant is also traded on the Amsterdam Stock Exchange, Swiss stock exchanges and the Tokyo Stock Exchange.

     Securities registered pursuant to section 12(g) of the Act: None

         Indicate by check mark whether the registrant (1)
     has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
     such  filing  requirements for the past 90  days.   Yes X.  No  .

         Indicate by check mark if disclosure of delinquent
     filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
     amendment to this Form 10-K. [    ]

         The aggregate market value of voting stock held by nonaffiliates of the registrant, based on the closing price of $83.50 per share as reported on the New York Stock Exchange-Composite Index on January 30, 1998, was $33.7 billion.

     Shares of common stock outstanding at January 31, 1998:  404,042,820.

                   DOCUMENTS INCORPORATED BY REFERENCE
         Parts of the following documents are incorporated
     by reference in Parts III and IV of this Form 10-K: (1) Proxy Statement for registrant's 1998 annual meeting, (2) Form 10-Q for period ended June 30, 1987; Form 8-K dated November 20, 1996; Form 8-K dated June 30, 1997, (3) Registration Nos. 33-48089 and 333-30689.

                     This document contains 50 pages.
                The exhibit index is set forth on page 45.

                   MINNESOTA MINING AND MANUFACTURING COMPANY
                                  FORM 10-K
                      For the Year Ended December 31, 1997
                                   PART I

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

General

3M is an integrated enterprise characterized by substantial intercompany cooperation in research, manufacturing and marketing of products. 3M's business has developed from its research and technology in coating and bonding for coated abrasives, the company's original product. Coating and bonding is the process of applying one material to another, such as abrasive granules to paper or cloth (coated abrasives), adhesives to a backing (pressure-sensitive tapes), ceramic coating to granular mineral (roofing granules), glass beads to plastic backing (reflective sheeting), and low-tack adhesives to paper (repositionable notes).

3M is among the leading manufacturers of products for many of the markets it serves. In all cases, 3M products are subject to direct or indirect competition. Most 3M products involve expertise in product development, manufacturing and marketing, and are subject to competition from products manufactured and sold by other technically oriented companies.

At December 31, 1997, the company employed 75,639 people.

Business Segments

Financial information and other disclosures relating to 3M's two business segments and 3M's operations in various geographic areas are provided in the Notes to Consolidated Financial Statements. Effective with year-end 1998, the company will adopt Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosure about Segments of an Enterprise and Related Information." The company is reviewing the requirements of this statement and believes that it will change, to some degree, the nature and extent of its current business segment disclosure. This statement does not impact the basic consolidated financial statements; it affects the presentation of segment information in the Notes to Consolidated Financial Statements and this item of Form 10-K.

3M's two business sectors bring together common or related 3M technologies, enhancing the development of innovative products and services and providing for efficient sharing of business resources. These sectors have worldwide responsibility for virtually all 3M product lines. A few miscellaneous businesses and staff-sponsored products, as well as various corporate assets and corporate overhead expenses, are not assigned to the sectors.

Industrial and Consumer Sector: This sector provides pressure-sensitive adhesives, specialty tapes, coated and nonwoven abrasives, specialty chemicals, electronic and electrical products, and telecommunications products. This sector participates in the following markets: Industrial Markets; Automotive and Chemical Markets; Electro and Communications Markets; and Consumer and Office Markets.

The Industrial Markets businesses manufacture and market a wide variety of high-performance and general-purpose pressure-sensitive tapes, as well as specialty products. Major product categories include industrial tapes made from materials such as foil, film, vinyl and polyester; specialty tapes and adhesives, including Scotch brand VHB brand Tapes, lithographic tapes, joining systems, specialty additives, vibration control materials, liquid adhesives, and reclosable fasteners; general-purpose tapes, such as masking, box-sealing and filament; and labels and other materials for identifying and marking durable goods. Other products include coated abrasives for grinding, conditioning and finishing a wide range of surfaces; finishing compounds; and products for maintaining and repairing vehicles.

The Automotive and Chemical Markets businesses' major automotive products include body side-molding and trim; functional and decorative graphics; corrosion-resistant and abrasion-resistant films; tapes for attaching nameplates, trim and moldings; and fasteners for attaching interior panels and carpeting. Major chemical products include protective chemicals for furniture, fabrics and paper products; firefighting agents; fluoroelastomers for seals, tubes and gaskets in engines; engineering fluids; and high-performance fluids used in the manufacture of computer chips and for electronic cooling and lubricating of computer hard disk drives. Other products include natural and color-coated mineral granules for asphalt shingles. These businesses also serve as a major resource for other 3M divisions, supplying specialty chemicals, adhesives and films used in the manufacture of many 3M products.

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

Major products in the Consumer and Office Markets businesses include Scotch brand Tapes; Post-it brand Note products, including memo pads, labels, stickers, pop-up notes and dispensers; home care products, including Scotch-Brite brand Scouring Products, O-Cel-O brand Sponges and Scotchgard brand Fabric Protectors; energy control products, such as window insulation kits; nonwoven abrasive materials for floor maintenance and commercial cleaning; floor
mattings; and a wide range  of  home improvement   products,   including
surface-preparation and wood-finishing materials, and filters for furnaces and air conditioners.

Life Sciences Sector: This sector produces products that contribute to health and safety for people around the world. The Life Sciences Sector's major technologies include pressure-sensitive adhesives, substrates, extrusion and coating, nonwoven materials, specialty polymers and resins, optical systems, drug delivery systems, and electro-mechanical devices. On August 15, 1997, the company sold National Advertising Company, an outdoor and mall advertising subsidiary that was part of this sector. This sector participates in the following markets: Medical Markets; Pharmaceuticals, Dental and Personal Care Markets; and Traffic and Personal Safety Markets.

The Medical Markets businesses produce a broad range of medical supplies, devices and equipment. Medical supplies include tapes, dressings, surgical drapes and masks, biological indicators, orthopedic casting materials and electrodes. Medical devices and equipment include stethoscopes, heart-lung machines, sterilization equipment, blood gas monitors, and powered orthopedic instruments. These businesses also develop and market health information systems.

The Pharmaceuticals, Dental and Personal Care Markets businesses serve the pharmaceutical and dental markets, as well as manufacturers of disposable diapers. Pharmaceuticals include ethical drugs and drug-delivery systems. Among ethical pharmaceuticals are analgesics, anti-inflammatories and cardiovascular and respiratory products. Drug-delivery systems include metered-dose inhalers, as well as transdermal skin patches and related components. Dental products include dental restoratives, adhesives, impression materials, temporary crowns, infection control products, and orthodontic brackets and wires. Personal Care products include a broad line of closures for disposable diapers.

The Traffic and Personal Safety Markets businesses serve the following markets: traffic control materials, commercial graphics, and occupational health and safety. In traffic control materials, reflective sheetings are used on highway signs, vehicle license plates, construction workzone devices, and trucks and other vehicles. In commercial graphics, 3M supplies equipment, films, inks and related products used to produce graphics for vehicles and signs. Major occupational health and safety products include maintenance-free and reusable respirators, plus personal monitoring systems. These businesses also market a variety of other products, including spill-control sorbents, Thinsulate brand and Lite Loft brand Insulations, traffic control devices, electronic surveillance products, reflective materials for personal safety, and films for protection against counterfeiting.

Distribution

3M products are sold directly to users and through numerous wholesalers, retailers, jobbers, distributors and dealers in a wide variety of trades in many countries around the world. Management believes that the confidence of wholesalers, retailers, jobbers, distributors and dealers in 3M and its products, developed through long association with skilled marketing and sales representatives, has contributed significantly to 3M's position in the marketplace and to its growth. 3M has 245 sales offices and distribution centers worldwide, including nine major branch offices located in principal cities throughout the United States. 3M operates 30 sales offices and distribution centers in the United States. Internationally, 3M has 215 sales offices and distribution centers.

Research, Patents and Raw Materials

Research and product development constitute an important part of 3M's activities. Products resulting from research and development have been major drivers of 3M's growth. Research and development spending totaled $1.002 billion, $947 million and $883 million in 1997, 1996 and 1995, respectively.

Corporate research laboratories support research efforts of division and sector laboratories. These corporate labs also engage in research not directly related to existing 3M product lines. Most major operating divisions have their own laboratories to improve existing products and develop new products. Research staff groups provide specialized services in instrumentation, engineering and process development. 3M also maintains an organization for technological development not sponsored by other units of the company.

3M is the owner of many domestic and foreign patents derived primarily from its research activities. 3M's business as a whole is not materially dependent upon any one patent, license or trade secret, or upon any group of related patents, licenses or trade secrets.

The company experienced no significant or unusual problems in the purchase of raw materials during 1997. It is impossible to predict future shortages or the impact such shortages would have.


Executive Officers

Following is a list of the executive officers of 3M, their ages, present positions, the years elected to their present positions and other positions held within 3M during the past five years. All of these officers have been employed full time by 3M or a subsidiary of 3M for more than five years. All 3M officers are elected by the Board of Directors at its annual meeting, with vacancies and new positions filled at interim meetings. No family relationships exist among any of the executive officers named, nor is there any arrangement or understanding pursuant to which any person was selected as an officer.

Executive Officers (continued)

                                                        Year
                                                        Elected
                                                        to Present
Name                 Age  Present Position              Position   Other Positions Held During 1993-1997
Livio D. DeSimone    61   Chairman of the Board         1991
                          and Chief Executive Officer

Ronald A. Mitsch     63   Vice Chairman of the          1998       Vice Chairman of the Board and
                          Board and Executive Vice                   Executive Vice President,
                          President, Industrial and                  Industrial and  Consumer Sector
                          Consumer  Markets and                      and Corporate Services, 1996-1998
                          Corporate Services                       Executive Vice President,
                                                                     Industrial and  Consumer Sector
                                                                     and Corporate Services, 1991-1995

J. Marc Adam         59   Vice President, Marketing     1995       Group Vice President, Medical
                                                                     Products Group, 1991-1995

Giulio Agostini      63   Senior Vice President,        1993       Senior Vice President,
                          Finance and                                Finance, 1991-1993
                          Administrative Services

Ronald O. Baukol     60   Executive Vice President,     1995       Vice President, Asia Pacific,
                          International Operations                   Canada and Latin America, 1994-1995
                                                                   Vice President, Asia Pacific, 1991-1994

John W. Benson       53   Executive Vice President,     1998       Group Vice President, Industrial
                          Health Care Markets                        Markets Group, 1996-1997
                                                                   Group Vice President, Abrasive,
                                                                     Chemical and Film Products Group, 1995
                                                                   Division Vice President, Abrasive
                                                                     Systems Division, 1995
                                                                   Managing Director, 3M United Kingdom PLC,
                                                                     and Managing Director, 3M Ireland Ltd.,
                                                                     1992-1995

William E. Coyne     61   Senior Vice President,        1996       Vice President, Research and
                          Research and Development                   Development, 1994-1995
                                                                   President and General Manager,
                                                                     3M Canada, Inc., 1990-1994.

M. Kay Grenz         51   Vice President,               1998       Staff Vice President, Human Resources
                          Human Resources                            Consulting and Resource Services,
                                                                     1996-1998
                                                                   Staff Vice President, Human Resources
                                                                     Corporate Services, 1992-1996

Charles E. Kiester   61   Senior Vice President,        1993       Vice President, Engineering,
                          Engineering, Quality and                   Quality and Manufacturing Services
                          Manufacturing Services                     1990-1993

W. George Meredith   54   Executive Vice President,     1998       Executive Vice President, Life Sciences
                          Corporate Services and                     Sector and Corporate Services, 1995-1997
                          Supply Chain Management                  Group Vice President, Pharmaceuticals,
                                                                     Dental and Personal Care Products
                                                                     Group, 1994
                                                                   Group Vice President, Pharmaceuticals,
                                                                     Dental and Disposable Products
                                                                     Group, 1991-1994

Raymond C. Richelsen 56   Executive Vice President,     1998       Group Vice President, Traffic and
                          Transportation, Safety and                 Personal Safety Markets Group, 1997
                          Chemical Markets                         Vice President and General Manager,
                                                                     National Advertising Company and
                                                                     Media Networks, Inc., 1996
                                                                   Group Vice President, Audio and
                                                                     Video Products Group, 1995-1996
                                                                   Group Vice President, Memory
                                                                     Technologies Group, 1991-1995

John J. Ursu         58   Senior Vice President,        1997       Vice President, Legal Affairs and
                          Legal Affairs and                          General Counsel, 1993-1996
                          General Counsel                          General Counsel, 1992-1993


Item 2. Properties.

3M's general offices, corporate research laboratories, some division laboratories and certain manufacturing facilities are located in St. Paul, Minnesota. In the United States, 3M has 30 sales offices and distribution centers in 20 states and operates 69 manufacturing facilities in 24 states. Internationally, 3M has 215 sales offices and distribution centers. The company operates 96 manufacturing and converting facilities in 44 countries outside the United States.

3M owns substantially all of its physical properties. 3M's physical facilities are highly suitable for the purposes for which they were designed.

Item 3. Legal Proceedings.

The company and certain of its subsidiaries are named as defendants in a number of actions, governmental proceedings and claims, including environmental proceedings and products liability claims involving products now or formerly manufactured and sold by the company. In some actions, the claimants seek damages as well as other relief, which, if granted, would require substantial expenditures. The company has accrued certain liabilities, which represent reasonable estimates of its probable liabilities for these matters. The company also has recorded receivables for the probable amount of insurance recoverable with respect to these matters.

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

There can be no certainty that the company may not ultimately incur charges, whether for governmental proceedings and claims, products liability claims, environmental proceedings or other actions, in excess of presently established accruals. While such future charges could have a material adverse impact on the company's net income in the quarterly period in which they are recorded, the company believes that such additional charges, if any, would not have a material adverse effect on the consolidated financial position or annual results of operations of the company. (NOTE: This paragraph applies to all legal proceedings involving the company except the breast implant litigation, which is discussed separately in the next section.)

Breast implant litigation

As of December 31, 1997, the company had been named as a defendant, often with multiple co-defendants, in 7,547 lawsuits and 285 claims in various courts, all seeking damages for personal injuries from allegedly defective breast implants. These claims and lawsuits purport to represent 26,193 individual claimants. It is not yet certain how many of these lawsuits and claims involve products manufactured and sold by the company, as opposed to other manufacturers. The company entered the business of manufacturing breast implants in 1977 by purchasing McGhan Medical Corporation. In 1984, the company sold the business to a corporation that also was named McGhan Medical Corporation.

The typical claim or lawsuit alleges the individual's breast implants caused one or more of a wide variety of ailments and local complications, including, but not limited to, non-specific autoimmune disease, scleroderma, lupus, rheumatoid arthritis, fibromyalgia, mixed connective tissue disease, Sjogren's Syndrome, dermatomyositis, polymyositis and chronic fatigue.

Plaintiffs in these cases typically seek monetary damages, often in unspecified amounts, and also may seek certain types of equitable relief, including requiring the company to fund the costs associated with removal of the breast implants.

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

In addition to individual suits against the company, a class action on behalf of all women with breast implants filed against all manufacturers of such implants has been conditionally certified and is pending in the United States District Court for the Northern District of Alabama (the "Court")(DANTE, ET AL., V. DOW CORNING, ET AL., U.S.D.C., N. Dist., Ala., 92-2589; part of IN RE: SILICONE GEL BREAST IMPLANT PRODUCT LIABILITY LITIGATION, U.S.D.C., N. Dist. Ala., MDL 926, U.S.D.C., N. Dist. Ala., CV 92-P-10000-S; now held in abeyance pending settlement proceedings in the settlement class action LINDSEY, ET AL., V. DOW CORNING CORPORATION, ET AL., U.S.D.C., N. Dist., Ala., CV 94-P-11558-S). Class actions, some of which have been certified, are pending in various state courts, including, among others, Louisiana, Florida and Illinois, and in the British Columbia courts in Canada. The Louisiana state court action (SPITZFADEN, ET AL., v. DOW CORNING CORPORATION, ET AL., Dist. Ct., Parish of Orleans, 92-2589) has been decertified by the trial court. Plaintiffs' writ for a discretionary appeal from the decertification is pending in the Fourth Circuit Court of Appeals for Louisiana.

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

The Revised Settlement Program as supplemented now includes both foreign and domestic class members with implants manufactured by certain manufacturer defendants, including Baxter International, Bristol Meyers-Squibb, the company and McGhan Medical Corporation. The company's obligations under the Revised Settlement Program are limited to eligible claimants with implants manufactured by the company or its predecessors ("3M implants") or manufactured only by McGhan Medical Corporation after its divestiture from the company on August 3, 1984 ("Post 8/84 McGhan implants"). With respect to foreign claimants and claimants with only Post 8/84 McGhan implants (or only Post 8/84 McGhan implants plus certain other manufacturers' implants), the benefits are more limited than for domestic claimants with 3M implants. Post 8/84 McGhan implant benefits are payable by the company, Union Carbide Corporation and McGhan Medical Corporation.

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

As of the date of this filing, the company believes that approximately 88% of those claimants who filed current claims have elected to participate in the Revised Settlement Program. It is still unknown as to what disease criteria all claimants have satisfied, and what options they have chosen. As a result, the total amount and timing of the company's prospective payments under the Revised Settlement Program cannot be determined with precision at this time. As of December 31, 1997, the company has paid $162 million into the court-administered fund as a reserve against costs of claims payable by the company under the Revised Settlement Program (including a $5 million administrative assessment). Additional payments will be made as necessary. Payments to date have been consistent with the company's estimates of total liability for these claims.

In the first quarter of 1994, the company took a pre-tax charge of $35 million ($22 million after tax) in recognition of its then best estimate of its probable liabilities and associated expenses, net of the probable amount of insurance recoverable from its carriers. In the second quarter of 1996, the company increased its estimate of the minimum probable liabilities and associated expenses to approximately $991 million. This amount represents the company's best estimate of the cost and expense of the Revised Settlement Program and the cost and expense of resolving opt-out claims. After subtracting payments of $699 million as of December 31, 1997, for defense and other costs and settlements with litigants and claimants, the company had accrued liabilities of $292 million.

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

In mid-October 1995, the occurrence insurers that are parties to the litigation in Minnesota filed more than 30 motions for summary judgment or partial summary judgment. The insurers, through these motions, attempted to shift all or a portion of the responsibility for those claims the company believes fall within the period of occurrence-based coverage (before 1986) into the period of claims-made coverage (from and after 1986). The trial court denied the insurers' motions, ruling that the key issues of trigger and allocation raised in these motions would be resolved at trial. In the trial's first phase in 1996, the court granted 3M partial declaratory judgment on the question of when insurance coverage is "triggered." The court also granted the insurers' motion for partial declaratory judgment on the question of the allocation method to be applied in the case. In July 1997, the trial court ruled further on the trigger issue and on the general allocation method. That ruling was consistent with and further supported the company's opinion as stated in the following paragraph. In November 1997, upon reconsideration, the court reversed a portion of its July ruling and reinstated a portion of its previous ruling. The company believes that conflicting rulings now exist that need to be clarified by the court and reconciled with applicable law. Motions to clarify the allocation methodology of triggered policies under these rulings are pending. Court options include clarification, further trial followed by additional rulings, or certification for interlocutory (while the case is still pending) appeal.

The company believes it ultimately will prevail in this insurance litigation. The company's belief is based on an analysis of its insurance policies; court decisions on these and similar issues; reimbursement by insurers for these types of claims; and consultation with outside counsel who are experts in insurance coverage matters. If, however, the occurrence insurers ultimately prevail in this insurance litigation, the company could be effectively deprived of significant and potentially material insurance coverage for breast implant claims. (See discussion of the accrued receivables for insurance recoveries below.)

As of December 31, 1997, the company had accrued receivables for insurance recoveries of $666 million, substantially all of which is contested by the insurance carriers. Various factors could affect the timing and amount of proceeds to be received under the company's various insurance policies, including (i) the timing of payments made in settlement of claims; (ii) the outcome of occurrence insurance litigation in the courts of Minnesota (as discussed above) and Texas; (iii) potential arbitration with claims-made insurers; (iv) delays in payment by insurers; and (v) the extent to which insurers may become insolvent in the future. There can be no absolute assurance that the company will collect all amounts accrued as being probable of recovery from its insurers.

The company's current estimates of the probable liabilities, associated expenses and probable insurance recoveries related to the breast implant claims are based on the facts and circumstances existing at this time. New developments may occur that could affect the company's estimates of probable liabilities (including associated expenses) and the probable amount of insurance recoveries. These developments include, but are not limited to, (i) the ultimate Fixed Amount Benefit distribution of claimants in the Revised Settlement Program; (ii) the success of and costs to the company in defending opt-out claims, including claims involving breast implants not manufactured or sold by the company; (iii) the outcome of the occurrence insurance litigation in the courts of Minnesota and Texas; and (iv) the outcome of potential arbitration with claims-made insurers.

The company cannot determine the impact of these potential developments on the current estimates of probable liabilities (including associated expenses) and the probable amount of insurance recoveries. Accordingly, the company is not able to estimate its potential future liabilities and recoveries beyond the current estimates of probable amounts. As new developments occur, these estimates may be revised, or additional charges may be necessary to reflect the impact of these developments on the costs to the company of resolving breast implant litigation, claims, and insurance recoveries. Such revisions or additional future charges could have a material adverse impact on the company's net income in the quarterly period in which they are recorded. Although the company considers it unlikely, such revisions or additional future charges could also have a material adverse effect on the consolidated financial position or annual results of operations of the company.

The company conducts ongoing reviews, assisted by outside counsel, to determine the adequacy and extent of insurance coverage provided by its occurrence and claims-made insurers. The company believes, based on these ongoing reviews and the bases described in the fourth preceding paragraph, it is probable that the collectible coverage provided by its applicable insurance policies is sufficient to cover substantially all of its current exposure for breast implant claims and defense costs. Based on the availability of this insurance coverage, the company believes that its uninsured financial exposure has not materially changed since the first quarter of 1994. Therefore, no recognition of additional charges has been made.

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

None in the quarter ended December 31, 1997.

                                    Part II

Item 5. Market Price of 3M's Common Stock and Related Security Holder Matters.

At January 31, 1998, there were 138,282 shareholders of record.

3M's stock is listed on the New York Stock Exchange, Pacific Exchange, Chicago Stock Exchange, Amsterdam Stock Exchange, Swiss stock exchanges and Tokyo Stock Exchange.

Stock price comparisons are provided in the Quarterly Data section in the Notes to Consolidated Financial Statements.

Item 6. Selected Financial Data.

(Dollars in millions, except per share amounts)
Year Ended December 31:                    1997     1996     1995     1994     1993
  Net Sales............................ $15,070  $14,236  $13,460  $12,148  $11,053
  Income from Continuing Operations.......2,121*   1,516    1,306**  1,207    1,133
  Per Share of Common Stock:
    Continuing Operations - Basic..........5.14*    3.63     3.11**   2.85     2.61
    Continuing Operations - Diluted........5.06*    3.59     3.09**   2.84     2.59
    Cash Dividends Declared and Paid....$  2.12  $  1.92  $  1.88  $  1.76  $  1.66
  Ratio of Earnings to Fixed Charges......21.58*   16.59    12.41**  13.96    15.93
At December 31:
  Total Assets #........................$13,238  $13,364  $14,183  $13,068  $11,795
  Long-Term Debt (excluding portion due
    within one year)......................1,015      851    1,203    1,031      796

<F1>
* 1997 includes a gain on the sale of National Advertising Company of $803 million ($495 million after-tax, or $1.20 per basic share and $1.18 per diluted share).
<F2>
**1995 includes a restructuring charge of $79 million ($52 million after-tax, or
 12 cents per basic and diluted share).
<F3>
# Periods prior to 1996 include net assets of discontinued operations.
<F4>
Each of the above items are discussed in the Notes to Consolidated Financial Statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Operating Results
In November 1995, the Board of Directors approved a plan to launch the company's data storage and imaging businesses as an independent, publicly owned company and to discontinue 3M's audio and video business. As a result, these businesses are presented as discontinued operations in the financial statements and notes. The following discussion represents continuing operations and basic earnings per share, except where otherwise noted.

Sales  in 1997 rose 5.9 percent to $15.070 billion.  This followed increases  of
5.8 percent in 1996 and 10.8 percent in 1995. Sales growth in both 1997 and 1996 was held back by the stronger U.S. dollar.

In the United States, sales totaled $7.242 billion, up about 9 percent from 1996. Volume rose 9 percent, well above the growth of the U.S. economy. Internationally, sales increased about 3 percent to $7.828 billion. Volume rose 13 percent, the fourth consecutive year of double-digit gains abroad. The stronger U.S. dollar reduced international sales by about 9 percent. Selling prices worldwide were basically flat, following a 1 percent increase in 1996.

Components of Sales Change
                               1997                            1996
                         U.S.   Intl.   Worldwide      U.S.   Intl.  Worldwide
Volume                   9%     13%     11%            6%     10%     8%
Price                    0      (1)      0             1       1      1
Translation              -      (9)     (5)            -      (6)    (3)
Total                    9%      3%      6%            7%      5%     6%

Cost of goods sold was 57.0 percent of sales, up slightly from 1996. In both 1997 and 1996, gross margins benefited from volume growth, productivity gains and slightly lower raw material costs, but were negatively affected by the stronger U.S. dollar. Cost of goods sold includes manufacturing, research and development, and engineering expenses.

Selling, general and administrative expenses were 25.3 percent of sales, down from 25.6 percent in both 1996 and 1995. Solid volume gains, together with continued emphasis on cost control and productivity improvement, had a positive effect on this spending.

(Percent of sales)                              1997       1996       1995
Cost of goods sold                              57.0       56.9       57.3
Selling, general and administrative expenses    25.3       25.6       25.6

In 1995, 3M recorded one-time, pre-tax charges of $653 million related to the spin-off of the data storage and imaging businesses and the discontinuance of the audio and video business. Of this amount, $79 million related to restructuring in continuing operations and is reported separately on the Consolidated Statement of Income. The remaining charges related to discontinued operations. These charges and discontinued operations are discussed in the Notes to Consolidated Financial Statements.

Operating income totaled $2.675 billion, up 7.4 percent from 1996. Negative currency effects reduced profits by 7.6 percent. Operating income was 17.7 percent of sales, up from 17.5 percent in 1996 and 17.1 percent (excluding the $79 million restructuring charge) in 1995.

In the United States, operating income increased 15 percent and profit margins improved by almost one percentage point. In 1996, excluding the 1995 restructuring charge, U.S. operating income increased 13 percent and profit margins improved by nearly one percentage point.

Internationally, operating income rose about 1 percent and profit margins declined by three-tenths of a percentage point from 1996. Negative currency effects reduced international profits by 15 percent and profit margins by about
1.1 percentage points. In 1996, excluding the 1995 restructuring charge, operating income rose about 5 percent and profit margins were the same as in 1995. Currency effects reduced international profits in 1996 by 9 percent.

The company estimates that currency effects reduced worldwide operating income by $189 million in 1997 and by $118 million in 1996.

(Percent of sales)                           1997    1996    1995
Operating income                             17.7    17.5    17.1*

<F1>
* Excludes restructuring charge

Interest expense was $94 million, compared with $79 million in 1996 and $102 million in 1995. The increase in 1997 was due to several factors, including slightly higher debt balances and higher interest rate resets on certain long-term floating-rate issues. The decrease in 1996 reflected lower interest rates and a reduction in debt.

Investment and other income was $56 million, compared with $67 million in 1996 and $49 million in 1995. Lower levels of cash and securities resulted in less interest income in 1997. Higher cash and securities balances and improved investment results drove the 1996 increase.

In 1997, the company realized a gain on the sale of National Advertising Company of $803 million ($495 million after-tax). This sale is discussed further in the Notes to Consolidated Financial Statements. The effect of this gain on 3M's statement of income and tax rate is summarized below.

Supplemental Consolidated Statement of Income Information (Unaudited)
Year ended December 31, 1997
(Millions, except                    Excluding    Gain on      Reported
 per-share amounts)                  Divestiture  Divestiture  Total
Income before income taxes
  and minority interest              $2,637       $  803       $3,440
Provision for income taxes              933          308        1,241
Effective tax rate                     35.4%        38.4%        36.1%
Minority interest                        78           --           78
Net income                           $1,626       $  495       $2,121
Earnings per share - basic           $ 3.94       $ 1.20       $ 5.14
Earnings per share - diluted         $ 3.88       $ 1.18       $ 5.06

3M's total effective tax rate for 1997 was 36.1 percent. Excluding the divestiture, the worldwide effective income tax rate was 35.4 percent, down slightly from 1996 and 1995. The gain on the sale of National Advertising Company, a U.S. business, was taxed at a rate of 38.4 percent (federal statutory rate of 35.0 percent and a net effective state tax rate of 3.4 percent).

Income from continuing operations totaled $2.121 billion, or $5.14 per share ($1.626 billion, or $3.94 per share, excluding the gain on divestiture), compared with $1.516 billion, or $3.63 per share, in 1996. Excluding the gain on divestiture, per-share income was up 8.5 percent. In 1995, income from continuing operations totaled $1.306 billion, or $3.11 per share ($1.358 billion, or $3.23 per share, excluding the 1995 restructuring charge). In 1996, excluding the 1995 restructuring charge, earnings per share from continuing operations increased 12.4 percent.

Net income totaled $2.121 billion, or $5.14 per share ($1.626 billion, or $3.94 per share, excluding the gain on divestiture), compared with $1.526 billion, or $3.65 per share, in 1996. Excluding the gain on divestiture, per-share net income was up 7.9 percent. In 1995, net income before one-time charges totaled $1.390 billion, or $3.31 per share.

In 1997 and 1996, changes in the value of the U.S. dollar reduced income from continuing operations by an estimated $112 million and $65 million, or 27 cents per share and 15 cents per share, respectively. In 1995, currency effects increased income from continuing operations by an estimated $45 million, or 10 cents per share. These estimates include the effect of translating profits from local currencies into U.S. dollars; the impact of currency fluctuations on the transfer of goods between 3M operations in the United States and abroad; and transaction gains and losses in countries not considered to be highly inflationary.

Economic profit totaled $720 million, a 14 percent increase from 1996. Return on invested capital was 18.0 percent, an increase of seven-tenths of a percentage point from 1996. Economic profit equals after-tax operating income, less a charge for the operating capital employed in 3M's businesses. Return on invested capital is after-tax operating income divided by average operating capital.

At December 31, 1997, employment totaled 75,639 people, an increase of 1,350 from year-end 1996. Sales per employee in local currencies increased about 10 percent. During the preceding three years, 3M's productivity increased an average of about 9 percent a year.

Performance by Business Sector
Financial information and other disclosures relating to 3M's two business segments is provided in the Notes to Consolidated Financial Statements.

Industrial and Consumer Sector:
This sector represented 63 percent of sales and 62 percent of operating income in 1997. Sales totaled $9.484 billion, up 6.2 percent from 1996. Operating income increased 7.2 percent to $1.662 billion. Operating income was 17.5 percent of sales.

This sector develops, manufactures and markets innovative, high-value products for home, office and industrial customers around the world. Key industrial products include tapes, adhesives, abrasives, specialty chemicals, resins, electrical connectors, and microflex circuits. Many of the sector's new product developments serve fast-growing industries, including semiconductors, electronics, specialty chemicals, personal computers and energy management. Key consumer and office supply products include tapes, notes, scouring pads and sponges, fabric protectors, energy-saving products and floor matting.

Life Sciences Sector:
This sector represented 37 percent of sales and 40 percent of operating income in 1997. Sales totaled $5.496 billion, up 4.9 percent from 1996. Operating income decreased 2.3 percent to $1.066 billion. Operating income was 19.4 percent of sales.

This sector produces innovative products that contribute to health and safety for people around the world. In health care, this sector produces medical and surgical supplies, health care information systems, pharmaceuticals and drug-delivery systems, and dental products. In the safety area, this sector produces reflective materials for traffic safety and respirators for worker protection. This sector also produces closures for disposable diapers and equipment and materials for premium indoor and outdoor graphics. On August 15, 1997, the company sold National Advertising Company, an outdoor and mall advertising subsidiary that was part of this sector. National Advertising Company had annual sales of about $200 million and operating income of about $35 million. The gain on this sale is not reflected in the sector's operating income results.

Performance by Geographic Area
Financial information relating to 3M operations in various geographic areas is provided in the Notes to Consolidated Financial Statements.

United States (48% of sales, 48% of operating income)
In the United States, sales rose about 9 percent, driven by solid volume growth and productivity gains. Operating income was 17.8 percent of sales, up nearly one percentage point from 1996.

Europe and Middle East (24% of sales, 16% of operating income)
Unit sales in Europe and the Middle East increased about 11 percent, well above the rate of economic growth in the area. Sales totaled $3.6 billion. Selling prices declined slightly, while currency translation reduced sales by almost 10 percent.

In Western Europe, faster commercialization of new products and a market-focused approach to customers are driving 3M growth. Volume rose about 10 percent, with good gains in most countries. In Eastern Europe and the Middle East, the company continues to grow rapidly, with particularly strong gains in Turkey, Poland, Hungary and Russia.

Asia Pacific (18% of sales, 23% of operating income)
Continuing a record of solid gains, unit sales in the Asia Pacific area increased about 12 percent in 1997. Selling prices decreased slightly, while currency translation reduced sales by about 10 percent. In Japan, home of 3M's largest international company, volume rose about 8 percent, well above the country's economic growth rate. 3M's growth in Japan is benefiting from a strong flow of new products.

Unit sales in Asia, excluding Japan, rose 23 percent in 1997. 3M companies in Singapore, China, Hong Kong and India paced growth. Toward the end of 1997, volume growth was tempered by economic and financial turmoil in several countries. Although such turmoil may continue to affect volume growth in the near-term, the company is confident in the long-term economic strength of the region.

Latin America, Canada and Africa (10% of sales, 13% of operating income)
In Latin America, unit sales increased 18 percent, continuing a record of strong gains. Freer trade in Latin America is enabling 3M to add significantly to product lines and to deliver goods more efficiently. Near the end of 1997, the company felt the effects of economic slowing in Brazil. With 3M's long experience and strong management in Latin America, the company expects to minimize the effects of economic disruptions on growth and maintain or enhance market positions.

In Canada, unit sales increased about 6 percent, driven by new products, key-account relationships and a sharp customer focus. In Africa, volume increased about 5 percent, led by industrial and health care products.

Financial Position
3M's financial condition remained strong in 1997, and working capital remained well-controlled. The accounts receivable index was 58 days, down two days from year-end 1996. The company's key inventory index was 3.8 months, unchanged from year-end 1996. The current ratio was 1.5, down from 1.8 at year-end 1996.

Total debt was $2.514 billion, up from $1.968 billion at year-end 1996. Total debt was 30 percent of total capital, compared with 24 percent in 1996. Of debt outstanding at the end of 1997, $378 million represented a guarantee of debt of the 3M Employee Stock Ownership Plan.

Various assets and liabilities, including cash and short-term debt, can fluctuate significantly on a month-to-month basis depending on short-term liquidity needs.

Legal proceedings are discussed in the Legal Proceedings section in Part I, Item 3, of this Form 10-K. There can be no certainty that the company may not ultimately incur charges, whether for governmental proceedings and claims, products liability claims, environmental proceedings or other actions, in excess of presently established accruals. While such future charges could have a material adverse impact on the company's net income in the quarterly period in which they are recorded, the company believes that such additional charges, if any, would not have a material adverse effect on the consolidated financial position or annual results of operations of the company. (NOTE: This paragraph applies to all legal proceedings involving the company except the breast implant litigation. See discussion of breast implant litigation in Legal Proceedings,
Part I, Item 3.)

Financial Instruments
The company enters into contractual arrangements (derivatives) in the ordinary course of business to manage foreign currency exposure, interest rate risks and commodity price risks. A financial risk management committee, composed of senior management, provides oversight for risk management and derivative activities. This committee determines the company's financial risk policies and objectives and provides guidelines for derivative instrument utilization. This committee also establishes procedures for control and valuation, risk analysis, counterparty credit approval, and ongoing monitoring and reporting.

The company enters into forward contracts and swaps to hedge certain intercompany financing transactions, and purchases foreign currency options to hedge against the effect of exchange rate fluctuations on cash flows denominated in non-U.S. dollars.

The company manages interest expense using a mix of fixed, floating and variable rate debt. To help manage borrowing costs, the company may enter into interest rate swaps. Under these arrangements, the company agrees to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated by reference to an agreed-upon notional principal amount.

The company manages commodity price risks through negotiated supply contracts, price protection swaps, and forward physical contracts.

A variance/co-variance value-at-risk model was used to test the company's exposure to changes in currency and interest rates. A historical value-at-risk model was used to assess commodity risks. All models used a 95 percent confidence  level  over  a one month time horizon.  The  JP  Morgan  Riskmetrics dataset was used for the variance/co-variance analysis. Five years of historical data were used for the commodity risk analysis. Both models assessed the risk of loss in market value of outstanding financial instruments and derivatives. Based on a value-at-risk analysis of the company's foreign exchange, interest rate and commodity derivative instruments outstanding at December 31, 1997, probable near-term changes in exchange rates, interest rates or commodity prices would not materially affect the company's consolidated financial position, results of operations or cash flows.

Liquidity
During 1997, cash flows provided by operating activities of continuing operations totaled $1.818 billion, down from $2.041 billion in 1996. In 1997, operating cash flows were negatively impacted by $308 million of income taxes paid relating to the gain on the sale of National Advertising Company. Operating cash flows were helped by net inflows of $35 million relating to breast implant litigation, compared with net outflows of $275 million in 1996. In both 1997 and 1996, cash flows were helped by solid operating results and good asset management.

Capital spending totaled $1.406 billion, an increase of about 27 percent from 1996. This followed increases of 2 percent in 1996 and 12 percent in 1995. These investments are helping to meet growing global demand for 3M products and to increase manufacturing efficiency.

Cash used for acquisitions and investments totaled $40 million, $263 million and $49 million in 1997, 1996 and 1995, respectively. The increase in 1996 primarily was due to acquisitions in the health care field and the purchase of the minority interest in 3M Korea.

Cash proceeds from the sale of National Advertising Company totaled $1 billion, with net after-tax cash proceeds of nearly $700 million. Cash proceeds from other divestitures and investments totaled $51 million, $62 million and $82 million in 1997, 1996 and 1995, respectively.

Stockholder dividends increased 10.4 percent to $2.12 a share. Cash dividend payments totaled $876 million. 3M has paid dividends since 1916. In February 1998, the Board of Directors increased the quarterly dividend on 3M common stock to 55 cents a share, equivalent to an annual dividend of $2.20 a share, a 3.8 percent increase from 1997. This marks the 40th consecutive yearly increase.

Repurchases of 3M common stock totaled $1.693 billion in 1997, compared with $532 million in 1996 and $351 million in 1995. Net proceeds from the National Advertising Company divestiture were used primarily to repurchase shares. Repurchases were made to support employee stock purchase plans and for other corporate purposes.

In November 1997, the Board of Directors authorized the repurchase of up to 25 million of the company's shares. This share repurchase authorization extends through December 31, 1998. Under a preceding authorization, the company purchased about 17.5 million shares.

The company's strong credit rating provides ready and ample access to funds in global capital markets. In February 1998, the company issued $330 million of 30-year, 6.375 percent debentures. The company's net effective all-in borrowing cost is 6.46 percent. This issuance exhausted 3M's $600 million shelf registration with the Securities and Exchange Commission. At year-end 1997, the company had available short-term lines of credit totaling about $300 million.

Timing differences between payment of implant liabilities and receipt of related insurance recoveries could affect future cash flows. This is discussed in Part I, Item 3, Legal Proceedings, of this Form 10-K.

Future Outlook
3M expects solid sales and earnings growth again in 1998, even though the strong U.S. dollar will continue to affect the company, particularly in the first half of the year. Based on exchange rates at the end of January 1998, currency effects could reduce 1998 earnings by more than 25 cents per share, with the largest impact expected during the first quarter of 1998.

The company is not able to project what all the consequences of the turmoil in Asia may be. Entering 1998, the company is monitoring business conditions closely and is prepared to make adjustments in costs, pricing and investments as appropriate. Overall, the company does not expect any contributions to earnings growth from Asia in 1998. In Brazil, business activity slowed in late 1997, and a sluggish economy is expected during the first half of 1998.

Strong market positions, innovative new products and successful customer-satisfaction efforts should set the stage for continued solid volume gains. The company's results also will benefit from strong emphasis on productivity improvement, cost control and asset management.

3M has an 8 percent annual productivity improvement objective, as measured by sales growth per employee in local currencies. Employment levels within the company are expected to be consistent with this objective.

Through continued repurchases, the company expects to reduce shares outstanding to 390 million by year-end 1998. The company estimates total debt could increase from an average of about $2 billion in 1997 to more than $3 billion, on average, in 1998. This strategy may add up to $70 million in interest expense (before taxes) in 1998. The company does not anticipate a significant change in its tax rate in 1998.

Capital spending is expected to remain at about $1.4 billion dollars in 1998, assuming economic conditions and demand for 3M products are not stronger than expected.

Impact of the Year 2000 Issue
The company recognizes the importance of the Year 2000 issue and has been giving high priority to it. In November 1996, the company created a corporate-wide Year 2000 project team representing all business and staff units of the company. The team's objective is to ensure an uninterrupted transition into the Year 2000. The scope of the Year 2000 readiness effort includes software, hardware, electronic data interchange (EDI), manufacturing and lab equipment, environmental and safety systems, facilities, utilities, supplier readiness and 3M products with date-sensitivity. If necessary modifications and conversions are not made on a timely basis, the Year 2000 issue could have a material adverse effect on the operations of the company.

The company is utilizing both internal and external resources to remediate and test millions of lines of application software code. The target is to complete the most serious Year 2000 compliance issues for U.S. information systems by July 1998 and for international information systems by December 1998. The company expects to complete all other potential Year 2000 compliance issues by July 1999.

In addition to internal Year 2000 software and equipment remediation activities, the company is in contact with its suppliers and electronic commerce customers to assess their compliance. There can be no absolute assurance that there will not be a material adverse effect on the company if third parties do not convert their systems in a timely manner and in a way that is compatible with the company's systems. The company believes that its diligent actions with suppliers and customers will minimize these risks.

The vast majority of the company's products are not date-sensitive. The company is collecting information on current and discontinued date-sensitive products. This information is expected to be available to customers in mid-March 1998.

Through 1997, the company had expensed incremental costs of $15 million related to the Year 2000 issue. The total remaining incremental cost is estimated to be $55 million. The company is expensing as incurred all costs related to the assessment and remediation of the Year 2000 issue. These costs are being funded through operating cash flows. The company's total cost for the Year 2000 issue includes estimated costs and time associated with interfacing with third parties' Year 2000 issues. These estimates are based on currently available information.

The company's current estimates of the amount of time and costs necessary to remediate and test its computer systems are based on the facts and circumstances existing at this time. The estimates were derived utilizing multiple assumptions of future events including the continued availability of certain resources, third-party modification plans and implementation success, and other factors. New developments may occur that could affect the company's estimates of the amount of time and costs necessary to modify and test its systems for Year 2000 compliance. These developments include, but are not limited to: (i) the availability and cost of personnel trained in this area; (ii) the ability to locate and correct all relevant computer code and equipment, and (iii) the planning and modification success attained by 3M's business partners.

Forward-Looking Statements
The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. This Annual Report on Form 10-K contains forward-looking statements, which reflect the Company's current views with respect to future events and financial performance.

These forward-looking statements are subject to certain risks and uncertainties, including those identified below, which could cause actual results to differ
materially  from  historical  results or those anticipated.   The  words  "aim",
"believe", "expect", "anticipate", "intend", "estimate" and other expressions which indicate future events and trends identify forward-looking statements.

Actual future results and trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to: foreign exchange rates and fluctuations in those rates; the effects of, and changes in, worldwide economic conditions, particularly in Brazil and the Asia Pacific region; raw materials, including shortages and increases in the costs of key raw materials; impact of the Year 2000 issue (see discussion of the Year 2000 issue in Part I, Item 7 of this Form 10-K); and legal proceedings (see discussion of Legal Proceedings in Part I, Item 3 of this Form 10-K).

Item 8. Financial Statements and Supplementary Data.

        Index to Financial Statements

                                                            Reference (pages)
                                                                 Form 10-K

Data submitted herewith:
   Report of Independent Auditors ...............................  23

   Consolidated Statement of Income for the years ended
     December 31, 1997, 1996 and 1995 ...........................  24

   Consolidated Balance Sheet at December 31, 1997 and
     1996 .......................................................  25

   Consolidated Statement of Changes in Stockholders'
     Equity for the years ended December 31, 1997,
     1996 and 1995 ..............................................  26

   Consolidated Statement of Cash Flows
     for the years ended December 31,
     1997, 1996 and 1995 ........................................  27

   Notes to Consolidated Financial Statements ..................28-43

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Minnesota Mining and Manufacturing Company and Subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.




                                /s/ COOPERS & LYBRAND L.L.P.

                                COOPERS & LYBRAND L.L.P.



St. Paul, Minnesota
February 9, 1998, except for
the last paragraph under Debt
in the Notes to Consolidated
Financial Statements, as to which
the date is February 18, 1998.

Consolidated Statement of Income
Minnesota Mining and Manufacturing Company and Subsidiaries

Years ended December 31                                      1997     1996     1995
(Amounts in millions, except per-share amounts)
Net sales                                                 $15,070  $14,236  $13,460


Operating expenses
  Cost of goods sold                                        8,580    8,099    7,720
  Selling, general and administrative expenses              3,815    3,646    3,440
  Restructuring charge                                         --       --       79

          Total                                            12,395   11,745   11,239

Operating income                                            2,675    2,491    2,221

Other income and expense
  Interest expense                                             94       79      102
  Investment and other income - net                           (56)     (67)     (49)
  Gain on divestiture - net                                  (803)      --       --

          Total                                              (765)      12       53

Income from continuing operations before income taxes
  and minority interest                                     3,440    2,479    2,168
Provision for income taxes                                  1,241      886      785
Minority interest                                              78       77       77


Income from continuing operations                           2,121    1,516    1,306

Discontinued operations
  Income from operations of discontinued businesses,
    net of income taxes                                        --       --       43
  Gain (loss) on disposal of discontinued businesses,
    net of income taxes                                        --       10     (373)

Net income                                                $ 2,121  $ 1,526  $   976

Earnings per share - basic
  Income from continuing operations                       $  5.14  $  3.63  $  3.11
  Net income                                              $  5.14  $  3.65  $  2.32
Weighted average common shares outstanding                  412.7    418.2    419.8

Earnings per share - diluted
  Income from continuing operations                       $  5.06  $  3.59  $  3.09
  Net income                                              $  5.06  $  3.62  $  2.31
Weighted average common and
  common equivalent shares outstanding                      418.7    422.1    422.5

<F1>
The  accompanying  Notes to Consolidated Financial Statements are an integral  part  of this statement.

Consolidated Balance Sheet
Minnesota Mining and Manufacturing Company and Subsidiaries
At December 31                                                1997       1996
(Dollars in millions)
Assets
Current assets
  Cash and cash equivalents                                $   230    $   583
  Other securities                                             247        161
  Accounts receivable - net                                  2,434      2,504
  Inventories                                                2,399      2,264
  Other current assets                                         858        974

          Total current assets                               6,168      6,486

Investments                                                    613        585
Property, plant and equipment - net                          5,034      4,844
Other assets                                                 1,423      1,449

          Total                                            $13,238    $13,364



Liabilities and Stockholders' Equity
Current liabilities
  Accounts payable                                         $   898    $   895
  Payroll                                                      306        300
  Income taxes                                                 238        201
  Short-term debt                                            1,499      1,117
  Other current liabilities                                  1,042      1,093

          Total current liabilities                          3,983      3,606

Other liabilities                                            2,314      2,623
Long-term debt                                               1,015        851
Stockholders' equity - net                                   5,926      6,284
  Shares outstanding - 1997: 404,724,947
                       1996: 416,836,008

          Total                                            $13,238    $13,364

<F1>
The accompanying Notes to Consolidated Financial Statements are an integral part  of this statement.

Consolidated Statement of Changes in Stockholders' Equity
Minnesota Mining and Manufacturing Company and Subsidiaries
Years ended December 31                                   1997      1996      1995
(Dollars in millions, except per-share amounts)
Common stock
  Balance at beginning of year                         $   296   $   296    $   296
  Transfer to capital in excess of par value               (60)       --         --
Balance at end of year                                     236       296        296

Capital in excess of par value
  Balance at beginning of year                              --        --         --
  Transfer from common stock                                60        --         --
Balance at end of year                                      60        --         --

Retained earnings
  Balance at beginning of year                           8,756     9,164      9,039
  Net income                                             2,121     1,526        976
  Dividends paid (per share: $2.12, $1.92, $1.88)         (876)     (803)      (790)
  Special dividend of Imation Corp. common stock            --    (1,008)        --
  Stock option and benefit plans                          (153)     (123)       (61)
Balance at end of year                                   9,848     8,756      9,164

Unearned compensation - ESOP
  Balance at beginning of year                            (412)     (437)      (460)
  Amortization                                              33        25         23
Balance at end of year                                    (379)     (412)      (437)

Cumulative translation - net
  Balance at beginning of year                            (178)     (102)      (163)
  Translation and other adjustments                       (369)     (122)        61
  Adjustment for Imation Corp. special dividend             --        46         --
Balance at end of year                                    (547)     (178)      (102)

Debt and equity securities, unrealized gain(loss) - net
  Balance at beginning of year                              15        16         (3)
  Fair value adjustments                                    (7)       (1)        19
Balance at end of year                                       8        15         16

Treasury stock, at cost
  Balance at beginning of year                          (2,193)   (2,053)    (1,975)
  Reacquired stock (millions of shares: 18.7, 7.6, 5.9) (1,693)     (532)      (351)
  Issuances pursuant to stock option and
    benefit plans (millions of shares: 6.6, 5.7, 4.8)      586       392        273
Balance at end of year                                  (3,300)   (2,193)    (2,053)
  (millions of shares: 67.3, 55.2, 53.3)

Stockholders' equity - net                             $ 5,926   $ 6,284    $ 6,884

<F1>
Common  stock ($.50 par value per share; without par value at December 31,  1996 and  1995) of 1 billion shares is authorized, with 472,016,528 shares issued  in
1997,  1996 and 1995.  Preferred stock, without par value, of 10 million  shares is authorized but unissued.
<F2>
The  accompanying Notes to Consolidated Financial Statements are an integral part  of this statement.

Consolidated Statement of Cash Flows
Minnesota Mining and Manufacturing Company and Subsidiaries
Years ended December 31                                      1997     1996     1995
(Dollars in millions)
Cash Flows from Operating Activities
Net income                                                $ 2,121   $1,526   $  976
Less income (loss) from discontinued operations                --       10     (330)

Income from continuing operations                           2,121    1,516    1,306

Adjustments to reconcile income from
    continuing operations to net cash
    provided by operating activities
  Gain on divestiture - net                                  (495)      --       --
  Income tax paid relating to divestiture                    (308)      --       --
  Implant litigation - net                                     35     (275)    (112)
  Depreciation                                                800      825      795
  Amortization                                                 70       58       64
  Accounts receivable                                        (149)    (170)     (90)
  Inventories                                                (295)     (75)     (51)
  Other - net                                                  39      162       23

Net cash provided by continuing operations                  1,818    2,041    1,935
Net cash (used) provided by discontinued operations          (112)     170      325

Net cash provided by operating activities                   1,706    2,211    2,260

Cash Flows from Investing Activities
Capital expenditures                                       (1,406)  (1,109)  (1,088)
Proceeds from sale of property, plant and equipment            38       66       54
Acquisitions and other investments                            (40)    (263)     (49)
Proceeds from National Advertising Company divestiture      1,000       --       --
Proceeds from other divestitures and investments               51       62       82
Discontinued operations - net                                  --      (17)    (207)

Net cash used in investing activities                        (357)  (1,261)  (1,208)

Cash Flows from Financing Activities
Change in short-term debt - net                               705      (76)     (41)
Repayment of long-term debt                                  (565)     (15)    (156)
Proceeds from long-term debt                                  337      173      223
Purchases of treasury stock                                (1,693)    (532)    (351)
Reissuances of treasury stock                                 355      268      214
Payment of dividends                                         (876)    (803)    (790)
Other                                                         (22)      79       --

Net cash used in financing activities                      (1,759)    (906)    (901)
Effect of exchange rate changes on cash                        57       54       37

Net (decrease) increase in cash and cash equivalents         (353)      98      188
Cash and cash equivalents at beginning of year                583      485      297

Cash and cash equivalents at end of year                   $  230   $  583   $  485

<F1>
The  accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

Notes to Consolidated Financial Statements

Accounting Policies
Consolidation:   All significant subsidiaries are consolidated.   Unconsolidated
subsidiaries and affiliates are included on the equity basis.

Reclassifications:   Certain reclassifications have been made  to  December  31,
1996, balance sheet amounts to conform to the current year presentation.

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

Advertising and merchandising: These costs are charged to operations in the year incurred.

Derivatives: The company uses interest rate swaps, currency swaps, and forward and option contracts to manage risks generally associated with foreign exchange rate, interest rate and commodity market volatility. All hedging instruments are designated as, and effective as, hedges as required by generally accepted accounting principles. Instruments that do not qualify for hedge accounting are marked to market with changes recognized in current earnings. The company does not hold or issue derivative financial instruments for trading purposes and is not a party to leveraged derivatives.

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

Accounting  for stock-based compensation:  The company uses the intrinsic  value
method   for  the  Management  Stock  Ownership  Program  (MSOP).   The  General
Employees' Stock Purchase Plan (GESPP) is considered noncompensatory.

Earnings per share: Effective December 31, 1997, the company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," and has disclosed basic and diluted earnings per share for all periods presented in accordance with this standard. A dilutive effect on earnings results from the assumed exercise of stock options outstanding under the GESPP and the MSOP. Effective July 1997, GESPP options are exercised on the last business day of each month of grant, resulting in no dilutive effect.

Comprehensive income: Effective in 1998, the company will adopt SFAS No. 130, "Reporting Comprehensive Income." Due to the significant impact of currency translation in 1997 and 1996, comprehensive income will be lower than net income for those years. The impact of translation and other adjustments is disclosed in the Consolidated Statement of Changes in Stockholders' Equity.

Business segments: Effective at year-end 1998, the company will adopt SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." The company is reviewing the requirements of this statement and believes that it will change, to some degree, the nature and extent of its current business segment disclosure. This statement does not impact the basic consolidated financial statements; it affects the presentation of segment information in the Notes to Consolidated Financial Statements.

Gain on Divestiture
Effective August 15, 1997, the company sold National Advertising Company, an outdoor and mall advertising subsidiary, for cash proceeds of $1 billion. After adjusting for the net cost of the assets sold and for the expenses associated with the divestiture, the company realized a gain of $803 million ($495 million after-tax) or $1.20 per basic share and $1.18 per diluted share. National Advertising Company had annual sales of about $200 million and operating income of about $35 million.

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

Income from operations of the discontinued businesses for 1995 includes results through November 30, 1995. Income from operations of discontinued businesses included interest expense allocations (based on the ratio of net assets of discontinued operations to consolidated net assets plus debt) of $15 million in 1995.

The 1995 loss on disposal of $373 million included the estimated future results of operations through the estimated date of spin-off or closure. Major components of the loss on disposal include $300 million of severance costs and $265 million of asset write-downs, net of deferred income taxes of $232 million. The loss on disposal calculation included $13 million of interest expense. Net cash provided by discontinued operations in 1995 differs from the loss from discontinued operations principally due to two factors -- the loss on disposal for which no cash had been expended at December 31, 1995, and depreciation. The $10 million 1996 gain on disposal reflects final adjustments to the company's 1995 estimated loss on disposal.

Discontinued Operations
(Millions)                                            1997     1996      1995
Net sales                                             $ --     $ --    $2,645
Income from operations, net of
  income taxes of $23 million                           --       --        43
Gain (loss) on disposal, net of income taxes            --       10      (373)
  Total discontinued operations, net of income taxes  $ --     $ 10    $ (330)
Per share - basic                                     $ --     $.02    $ (.79)
Per share - diluted                                   $ --     $.02    $ (.78)

Restructuring Charge
The company recorded a restructuring charge of $79 million in 1995 related to the spin-off of the data storage and imaging businesses and the discontinuance of the audio and video business. Major components of this charge included $50 million of employee severance costs and $17 million related to the write-down of certain assets to net realizable value. In early 1997, about 1,000 people, mainly in corporate service functions in the United States and Europe, left 3M through voluntary separation programs. Substantially all payments related to employee separations were made as of December 31, 1997.

Supplemental Statement of Income Information
(Millions)                                         1997       1996       1995
Research and development costs                   $1,002       $947       $883
Advertising and merchandising costs                 471        459        423

Supplemental Balance Sheet Information
(Millions)                                                   1997        1996
Accounts receivable
Accounts receivable                                       $ 2,523     $ 2,609
Less allowances                                                89         105
  Accounts receivable - net                               $ 2,434     $ 2,504

Inventories
Finished goods                                            $ 1,293     $ 1,195
Work in process                                               605         591
Raw materials and supplies                                    501         478
  Total inventories                                       $ 2,399     $ 2,264

Other current assets
Product and other insurance claims                        $   254     $   419
Deferred income taxes                                         134         161
Other                                                         470         394
  Total other current assets                              $   858     $   974

Other securities and investments*
Held-to-maturity (amortized cost)                         $   181     $    68
Available-for-sale (fair value)                               179         195
Other (cost, which approximates fair value)                   500         483
  Total other securities and investments                  $   860     $   746

Property, plant and equipment - at cost
Land                                                      $   275     $   299
Buildings and leasehold improvements                        2,916       2,885
Machinery and equipment                                     8,178       8,449
Construction in progress                                      729         417
                                                          $12,098     $12,050
Less accumulated depreciation                               7,064       7,206
  Property, plant and equipment - net                     $ 5,034     $ 4,844

<F1>
*Unrealized gains and losses relating to other securities and investments classified as available-for-sale are included as a component of stockholders' equity. Realized gains and losses in 1997 and 1996 were not material.

Supplemental Balance Sheet Information (continued)
(Millions)                                                   1997        1996
Other assets
Product and other insurance claims                        $   805     $   859
Deferred income taxes                                         167         132
Other                                                         451         458
  Total other assets                                      $ 1,423     $ 1,449

Other current liabilities
Product and other liabilities                             $   202     $   256
Severance and other restructuring liabilities                  --         234
Deposits - banking operations**                               128         118
Deferred income taxes                                           9          11
Other                                                         703         474
  Total other current liabilities                         $ 1,042     $ 1,093

Other liabilities
Product and other liabilities                             $   698     $   876
Minority interest in subsidiaries                             361         373
Nonpension postretirement benefits                            477         465
Deposits - banking operations**                               249         238
Deferred income taxes                                          89          97
Other                                                         440         574
  Total other liabilities                                 $ 2,314     $ 2,623

<F1>
**Primarily demand deposits and, as such, the carrying amount approximates fair value.

Supplemental Cash Flow Information

Income tax payments and interest payments included in the Consolidated Statement of Cash Flows are shown below.

(Millions)                                         1997       1996       1995
Income tax payments                              $1,123       $761       $793
Interest payments                                    91         78        104


Income tax payments in 1997 include $308 million related to the gain on the sale of National Advertising Company.

In connection with the spin-off of the data storage and imaging businesses, the company recorded cash proceeds of $79 million in 1996, primarily related to the sale of international assets to Imation. Imation also retired $65 million of short-term debt related to its businesses as of June 30, 1996.

In 1996, 3M increased its ownership in 3M Korea from 60 percent to 100 percent by purchasing the remaining interest from minority shareholders. The purchase price included the deferral of $72 million that is being paid in installments over the period 1997 through 1999.

Debt

Short-Term Debt                                  Effective
(Millions)                                     Interest Rate*     1997    1996
Commercial paper                               5.58%            $1,070  $  353
Long-term debt - current portion               5.93%               163     555
Other borrowings                               6.54%               266     209
  Total short-term debt                                         $1,499  $1,117

Long-Term Debt                     Effective       Maturity
(Millions)                         Interest Rate*  Date          1997    1996
ESOP debt guarantee                8.24%           1999-2004     $  338  $  378
U.S. dollar 6.625% Eurobond        5.48%                2001        250      --
German Mark 5% Euronote            5.59%                2001        165     165
Medium-term 6.25% note             5.34%                1999        100     100
Canadian 6.5% Eurobond               --                 1998         --     114
Other borrowings                   5.67%           1999-2037        162      94
  Total long-term debt                                           $1,015  $  851

<F1>
*Effective interest rates reflect the effects of interest rate and currency swaps at December 31, 1997.


Debt with fixed interest rates includes the ESOP, Canadian Eurobond and a portion of other borrowings. ESOP debt is serviced by dividends on stock held by the ESOP and by company contributions. These contributions are reported as an employee benefit expense. Other borrowings include floating rate notes and industrial bond issues in the United States and other borrowings by 3M's international companies.

Maturities of long-term debt for the next five years are: 1998, $163 million; 1999, $146 million; 2000, $53 million; 2001, $477 million; and 2002, $64 million.

The company estimates that the fair value of short-term and long-term debt approximates the carrying amount of this debt. Debt covenants do not restrict the payment of dividends.

In February 1998, the company issued $330 million of 30-year, 6.375 percent debentures. The company's net effective all-in borrowing cost is 6.46 percent. This issuance exhausted 3M's $600 million shelf registration with the Securities and Exchange Commission. At year-end 1997, the company had available short-term lines of credit totaling about $300 million.

Other Financial Instruments
Interest rate and currency swaps: The company uses interest rate and currency swaps to manage interest rate risk related to borrowings. The notional amounts set forth in the table below serve solely as a basis for the calculation of payment streams to be exchanged. These notional amounts are not a measure of the exposure of the company through its use of derivatives. These instruments generally mature in relationship to their underlying debt and have maturities extending to 2001. Unrealized gains and losses and exposure to changes in market conditions were not material at December 31, 1997 and 1996.

Notional Amounts
(Millions)                                        1997    1996
Interest rate swaps                               $514    $829
Currency swaps                                     452     426


Foreign  exchange forward and options contracts:  The company has  entered  into foreign exchange forward and options contracts, the majority of which have maturities of less than one year. The face amounts represent contracted U.S. dollar equivalents of forward and options contracts denominated in non-U.S. dollars. The amounts at risk are not material because the company has the ability to generate offsetting foreign currency cash flows. Unrealized gains and losses at December 31, 1997 and 1996, were not material.


Face Amounts
(Millions)                                         1997    1996
Forward contracts                                  $966    $869
Options purchased                                   472      --
Options sold                                        123      --


The company engages in foreign currency hedging activities to reduce exchange risks arising from cross-border cash flows denominated in non-U.S. dollars. The company operates on a global basis, generating more than half its revenues from international customers and engaging in substantial product and financial transfers among geographic areas. Major forward contracts at December 31, 1997, were denominated in Dutch guilders, Japanese yen, Belgian francs, German marks and Spanish pesetas.

Credit risk: The company is exposed to credit loss in the event of nonperformance by counterparties in interest rate swaps, currency swaps, and option and foreign exchange contracts, but does not anticipate nonperformance by any of these counterparties. The company actively monitors its exposure to credit risk through the use of credit approvals and credit limits, and by selecting major international banks and financial institutions as counterparties.

Leases
Rental expense under operating leases was $125 million in 1997, $138 million in 1996 and $154 million in 1995. The table below sets forth minimum payments under operating leases with noncancelable terms in excess of one year, as of December 31, 1997.

                                                                  After
(Millions)                1998    1999    2000    2001    2002    2002   Total
Minimum lease payments    $60     $47     $33     $23     $18     $64    $245

Income Taxes

The gain on the sale of National Advertising Company, a U.S. business, was taxed at a rate of 38.4 percent (federal statutory rate of 35.0 percent and a net effective state tax rate of 3.4 percent). The information below reflects the pre-tax gain of $803 million on the sale and related income taxes paid of $308 million.

Income  from  Continuing Operations before Income Taxes  and  Minority  Interest
(Millions)                                  1997        1996        1995
United States                             $2,607      $1,534      $1,274
International                                833         945         894
  Total                                   $3,440      $2,479      $2,168

Provision for Income Taxes
(Millions)                                  1997        1996        1995
Currently payable
  Federal                                 $  823      $  331      $  346
  State                                      127          63          58
  International                              370         405         380
Deferred
  Federal                                    (57)         76          21
  State                                       (5)          7           2
  International                              (17)          4         (22)
  Total                                   $1,241      $  886      $  785

Components of Deferred Tax Assets and Liabilities
(Millions)                                  1997        1996
Accruals currently not deductible
  Benefit costs                             $247        $235
  Severance and other restructuring costs     --          89
  Product and other liabilities              343         431
Product and other insurance claims          (404)       (487)
Accelerated depreciation                    (243)       (304)
Other                                        260         221
  Net deferred tax asset                    $203        $185


At December 31, 1997, approximately $2.606 billion of retained earnings attributable to international companies were considered to be indefinitely invested. No provision has been made for taxes that might be payable if these earnings were remitted to the United States. It is not practical to determine the amount of incremental taxes that might arise were these earnings to be remitted.

Reconciliation of Effective Income Tax Rate            1997     1996     1995
Statutory U.S. tax rate                                35.0%    35.0%    35.0%
State income taxes - net                                2.3      1.8      1.8
International income taxes - net                         .2       .5       .5
All other - net                                        (1.4)    (1.5)    (1.1)
  Effective worldwide tax rate                         36.1%    35.8%    36.2%

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

Financial information relating to the company's business sectors for the years ended December 31, 1997, 1996 and 1995 appears below. 3M is an integrated enterprise characterized by substantial intersector cooperation, cost allocations and inventory transfers. Therefore, management does not represent that these sectors, if operated independently, could earn the operating income shown.

                         Industrial    Life          Corporate and  Total
(Millions)               and Consumer  Sciences      Unallocated    Company
Net sales     1997       $9,484        $5,496        $   90         $15,070
              1996        8,928         5,242            66          14,236
              1995        8,371         5,019            70          13,460
Operating     1997       $1,662        $1,066        $  (53)*       $ 2,675
income        1996        1,551         1,091          (151)*         2,491
              1995        1,327         1,065          (171)*         2,221
Identifiable  1997       $6,474        $3,894        $2,870         $13,238
assets **     1996        6,054         3,858         3,452          13,364
              1995        5,858         3,489         4,836          14,183
Depreciation  1997       $  478        $  301        $   21         $   800
              1996          512           285            28             825
              1995          503           272            20             795
Capital       1997       $  851        $  510        $   45         $ 1,406
expenditures  1996          657           434            18           1,109
              1995          613           447            28           1,088

<F1>
* Operating income includes unallocated corporate overhead expenses, some of which historically were allocated to discontinued operations. Operating income for 1995 includes a $79 million restructuring charge.
<F2>
**   Identifiable  assets  for  business  sectors  primarily  include   accounts
receivable; inventory; net property, plant and equipment; and other miscellaneous assets. Assets included in the Corporate and Unallocated column principally are cash and cash equivalents; other securities; insurance receivables; deferred income taxes; certain investments and other assets; net assets of discontinued operations; and certain unallocated property, plant and equipment.
<F3>
Certain prior period amounts have been reclassified to conform to the current year presentation.

Business Segments (continued)

Revenue by Classes of Similar Products or Services (Unaudited)
(Millions)                                      1997         1996         1995
Tape products                                $ 2,080      $ 2,096      $ 2,042
Abrasive products                              1,326        1,270        1,220
Automotive and chemical products               1,647        1,460        1,328
Connecting and insulating products             1,739        1,564        1,470
Consumer and office products                   2,603        2,460        2,272
Health care products                           2,476        2,356        2,221
Safety and personal care products              1,355        1,301        1,220
All other products                             1,844        1,729        1,687
  Total                                      $15,070      $14,236      $13,460


Geographic Areas
Information in the table below is presented on the basis the company uses to manage the business. Export sales and certain income and expense items are reported in the geographic area where the final sales to customers are made, rather than where the transactions originate.

                                                     Latin
                               Europe               America, Elimina-
                                  and               Africa     tions
                     United    Middle       Asia       and       and     Total
(Millions)           States      East     Pacific   Canada     Other   Company
Net sales to  1997   $7,242    $3,640     $2,632    $1,530   $    26   $15,070
customers     1996    6,655     3,620      2,577     1,359        25    14,236
              1995    6,207     3,489      2,533     1,201        30    13,460

Transfers     1997   $1,810    $  207     $   50    $  247   $(2,314)  $   --
between       1996    1,531       173         34       206    (1,944)      --
geographic    1995    1,382       153         43       188    (1,766)      --
areas

Operating     1997   $1,290    $  431     $  610    $  360   $   (16)  $ 2,675
income        1996    1,125       463        617       304       (18)    2,491
              1995      925       456        617       247       (24)    2,221

Identifiable  1997   $8,068   $ 2,654    $ 1,577    $  939   $    --   $13,238
assets*       1996    7,825     2,917      1,761       861        --    13,364
              1995    7,337     2,782      1,802       854     1,408    14,183

<F1>
*Net assets of discontinued operations are reported in the Eliminations and Other column.


Retirement Plans
3M has various company-sponsored retirement plans covering substantially all U.S. employees and many employees outside the United States. Pension benefits are based principally on an employee's years of service and compensation near retirement. Plan assets are invested in common stocks, fixed-income securities, real estate and other investments.

The company's funding policy is to deposit with an independent trustee amounts at least equal to those required by law. A trust fund is maintained to provide pension benefits to plan participants and their beneficiaries. In addition, a number of plans are maintained by deposits with insurance companies. The charge to income relating to these plans was $153 million in 1997, $173 million in 1996 and $152 million in 1995.

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

Net Pension Cost                    U.S. Plan             International Plans
(Millions)                     1997    1996    1995       1997    1996   1995
Service cost                   $115    $121    $ 96       $ 67    $ 77   $ 86
Interest cost                   354     332     304         96      94     92
Return on plan assets - actual (896)   (584)   (846)      (150)    (87)  (124)
Net amortization and deferral   514     230     532         53     (10)    39
Discontinued operations          --      --     (14)        --      --    (13)
  Net pension cost             $ 87    $ 99    $ 72       $ 66    $ 74   $ 80

Funded Status of Pension Plans             U.S. Plan     International Plans
(Millions)                               1997     1996        1997     1996
Plan assets at fair value              $5,411   $4,642      $1,458   $1,369
Accrued(prepaid) pension cost              33       77         (22)      (4)
Amount provided for future benefits    $5,444   $4,719      $1,436   $1,365
Actuarial present value
  Vested benefit obligation             4,386    3,939       1,046    1,007
  Nonvested benefit obligation            499      436          87      110
Accumulated benefit obligation         $4,885   $4,375      $1,133   $1,117
Amount provided for future benefits
  less accumulated benefit obligation     559      344         303      248
Projected benefit obligation            5,392    4,800       1,435    1,439
Plan assets at fair value less
  projected benefit obligation         $   19   $ (158)     $   23   $  (70)
Unrecognized net transition
  (asset) obligation                      (74)    (112)         22       23
Other unrecognized items                   22      193         (23)      51
  (Accrued)prepaid pension cost        $  (33)  $ ( 77)     $   22   $    4

                                         U.S. Plan        International Plans
Assumptions at Year-End              1997   1996   1995    1997   1996   1995
Discount rate                       7.00%  7.50%  7.00%   6.47%  7.10%  7.10%
Compensation rate increase          4.85%  4.85%  5.00%   4.35%  5.60%  5.38%
Long-term rate of return on assets  9.00%  9.00%  9.00%   7.03%  7.68%  7.59%

<F1>
Net pension cost is determined using assumptions at the beginning of the year (adjusted July 1, 1996, for 1996 net pension cost). Funded status is determined using assumptions at year-end.

Other Postretirement Benefits
The  company  provides health care and life insurance benefits for substantially all of its U.S. employees who reach retirement age while employed by the company. The company has set aside funds with an independent trustee for these postretirement benefits and makes periodic contributions to the plan. The trustee invests in common stocks and fixed-income securities. Employees outside the United States are covered principally by government-sponsored plans. The cost of company provided plans for these employees is not material.

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

Net Periodic Postretirement Benefit Cost
(Millions)                                1997           1996            1995
Service cost                              $ 36           $ 29            $ 26
Interest cost                               65             66              63
Return on plan assets - actual             (38)           (50)            (76)
Net amortization and deferral               --             16              51
Discontinued operations                     --             --             (11)
  Total                                   $ 63           $ 61            $ 53

Funded Status of Postretirement Benefit Plan
(Millions)                                               1997            1996
Fair value of plan assets                               $ 482           $ 449
Accumulated postretirement benefit obligation
  Retirees                                              $ 425           $ 305
  Fully eligible active plan participants                 182             333
  Other active plan participants                          388             305
  Benefit obligation                                    $ 995           $ 943
Plan assets less benefit obligation                     $(513)          $(494)
Adjustments and unrecognized items                         36              29
  Accrued postretirement cost                           $(477)          $(465)


The company determines the accumulated postretirement benefit obligation and related benefit costs by applying relevant actuarial assumptions. The company expects its health care cost trend rate to slow from 6.7 percent in 1998 to 5.0 percent in 2004, after which the rate is expected to stabilize. The effect of a one percentage point increase in the assumed health care cost trend rate for each future year would increase the benefit obligation by $91 million and the current year benefit expense by $12 million. Other actuarial assumptions at December 31, 1997, include an expected long-term rate of return on plan assets of 9.0 percent (before taxes applicable to a portion of the return on plan assets), and a discount rate of 7.0 percent.

Employee Savings and Stock Ownership Plans
The company sponsors employee savings plans under Section 401(k) of the Internal Revenue Code. These plans are offered to substantially all regular U.S. employees. Employee contributions of up to 6 percent of compensation are matched at rates ranging from 10 to 35 percent, with additional contributions depending upon company performance.

The  company maintains an Employee Stock Ownership Plan (ESOP).  This  plan  was established in 1989 as a cost effective way of funding the company's contributions under 401(k) employee savings plans. The ESOP borrowed $548 million to purchase 15.4 million shares of the company's common stock, previously held in treasury. Because the company has guaranteed repayment of the ESOP debt, the debt and related unearned compensation are recorded in the Consolidated Balance Sheet. Total ESOP shares are considered to be shares outstanding for earnings per share calculations.

Dividends on shares held by the ESOP are paid to the ESOP trust and, together with company contributions, are used by the ESOP to repay principal and interest on the outstanding notes. Shares are released for allocation to participants based on the ratio of the current year's debt service to the sum of total principal and interest payments over the life of the notes.

Annual expenses related to the ESOP generally represent total debt service on the notes, less dividends. These amounts are reported as an employee benefit expense. Unearned compensation, shown as a reduction of stockholders' equity, is reduced by the higher of principal payments or the cost of shares allocated.

Selected information related to the ESOP for the years ended December 31, 1997, 1996 and 1995 follows.

ESOP Information
(Millions)                                     1997         1996          1995
Dividends on shares held by the ESOP           $ 30         $ 28          $ 28
Company contributions to the ESOP                37           37            40
Interest incurred on the ESOP's notes            32           34            37
Annual expenses related to the ESOP              36           36            30

In July 1996, the ESOP received Imation shares from the spin-off distribution. These shares were sold and the proceeds were used to purchase additional 3M shares.

ESOP Shares                                    1997          1996          1995
Allocated                                 6,006,099     5,202,188     5,116,265
Committed to be released                    184,181       399,220            --
Unreleased                                8,286,949     9,103,730     9,892,575
  Total                                  14,477,229    14,705,138    15,008,840

General Employees' Stock Purchase Plan
Substantially all employees are eligible to participate in the company's General Employees' Stock Purchase Plan (GESPP). Participants are granted options at 85 percent of market value at the date of grant. Effective July 1997, all options are exercised on the last business day of each month of grant. Previously, options were exercised within 27 months from the date of grant.

                             1997               1996                1995
                                Exercise             Exercise              Exercise
                    Shares      Price*   Shares      Price*    Shares      Price*
Under option-
  January 1            292,495  $62.35      350,805  $50.21       369,200  $44.21
    Granted          1,123,358   77.50    1,498,538   58.78     1,778,647   48.72
    Exercised       (1,293,282)  74.67   (1,501,011)  55.67    (1,741,794)  47.56
    Canceled          (122,571)  71.21      (55,837)  52.07       (55,248)  45.75
  December 31               --      --      292,495  $62.35       350,805  $50.21
Options exercisable-
  December 31               --      --       84,893  $63.87       112,495  $51.58
Shares available for grant-
  December 31       11,792,662           12,793,449            14,236,150

<F1>
*Weighted average


Management Stock Ownership Program
In May 1997, shareholders approved an additional 35 million shares for issuance under the Management Stock Ownership Program (MSOP). Management stock options are granted at market value at the date of grant. These options generally are exercisable one year after the date of grant and expire 10 years from the date of grant. At year-end, there were 10,057 participants in the plan. To preserve the intrinsic value of management stock options after the Imation spin-off, the number of outstanding options and related exercise price were adjusted in 1996, resulting in no economic impact to participants or to the company.

                          1997                 1996                 1995
                              Exercise             Exercise             Exercise
                  Shares      Price*   Shares      Price*   Shares      Price*
Under option-
  January 1       26,487,335  $52.61   23,974,715  $47.93   22,715,941  $44.82
    Granted        5,598,761   91.25    5,810,480   65.54    4,300,298   59.21
    Imation Corp.
      Adjustment          --      --    1,097,520   50.07           --      --
    Exercised     (5,241,804)  46.99   (4,225,544)  43.11   (3,001,292)  40.56
    Canceled         (12,440)  91.70     (169,836)  53.17      (40,232)  47.25
  December 31     26,831,852  $59.75   26,487,335  $52.61   23,974,715  $47.93
Options exercisable-
  December 31     21,673,983  $52.12   20,462,410  $49.54   20,219,581  $45.72
Shares available for grant-
  December 31     35,968,913            6,555,234           13,323,715

<F1>
*Weighted average

Options Outstanding and Exercisable at December 31, 1997
                       Options Outstanding               Options Exercisable
Range of                      Remaining
Exercise                      Contractual    Exercise                Exercise
Prices          Shares        Life (months)* Price*     Shares       Price*
$28.30- 47.00    7,088,750     43            $40.54     7,088,750    $40.54
 48.00- 62.00    8,994,934     81             54.08     8,994,934     54.08
 63.00-103.45   10,748,168    109             77.17     5,590,299     63.67

<F1>
*Weighted average


Stock-Based Compensation
No compensation cost has been recognized for the GESPP or the MSOP. Pro forma amounts based on the options' estimated fair value at the grant dates for awards under the GESPP and MSOP are presented below.

Pro Forma Net Income and Earnings Per Share
(Millions)                           1997        1996        1995
Net income
  As reported                      $2,121      $1,526       $ 976
  Pro forma                         2,032       1,439         911
Earnings per share - basic
  As reported                      $ 5.14      $ 3.65       $2.32
  Pro forma                          4.92        3.44        2.17
Earnings per share - diluted
  As reported                      $ 5.06      $ 3.62       $2.31
  Pro forma                          4.85        3.41        2.16


The weighted average fair value per option granted during 1997, 1996 and 1995 was $13.67, $10.37 and $8.60, respectively, for the GESPP, and $21.81, $13.43 and $12.48, respectively, for the incentive MSOP grants. The weighted average fair value was calculated by using the fair value of each option grant on the date of grant. The fair value of GESPP options was based on the 15 percent purchase discount, and for MSOP options was calculated utilizing the Black-Scholes option-pricing model and the assumptions that follow.

MSOP Assumptions           1997      1996      1995
Risk-free interest rate     6.6%      6.4%      5.9%
Dividend growth rate        5.8%      4.3%      5.2%
Volatility                 15.0%     14.2%     14.4%
Expected life (months)       67        66        66

The GESPP and MSOP stock options, if exercised, would have the following dilutive effect on shares outstanding for 1997, 1996 and 1995, respectively: 6.0 million, 3.9 million and 2.7 million shares. Effective July 1997, all GESPP options are exercised on the last business day of each month of grant, resulting in no dilutive effect.

Legal Proceedings
Discussion of legal matters is incorporated by reference from Part I, Item 3, of this Form 10-K, and should be considered an integral part of the Consolidated Financial Statements and Notes.

Quarterly Data (Unaudited)

 (Millions, except per-share amounts)
                               First    Second      Third    Fourth      Year
Net sales
1997                         $ 3,714   $ 3,817    $ 3,826   $ 3,713   $15,070
1996                           3,468     3,522      3,623     3,623    14,236
Cost of goods sold
1997                         $ 2,089   $ 2,156    $ 2,173   $ 2,162   $ 8,580
1996                           1,990     1,986      2,069     2,054     8,099
Income from continuing operations
1997                         $   410   $   418    $   927*  $   366   $ 2,121*
1996                             362       381        398       375     1,516
Net income
1997                         $   410   $   418    $   927*  $   366   $ 2,121*
1996                             362       381        398       385**   1,526**
Basic earnings per share - continuing operations
1997                         $   .99   $  1.01    $  2.25*  $   .90   $  5.14*
1996                             .87       .91        .95       .90      3.63
Basic earnings per share - net income
1997                         $   .99   $  1.01    $  2.25*  $   .90   $  5.14*
1996                             .87       .91        .95       .92**    3.65**
Diluted earnings per share - continuing operations
1997                         $   .97   $   .99    $  2.21*  $   .89   $  5.06*
1996                             .86       .90        .94       .89      3.59
Diluted earnings per share - net income
1997                         $   .97   $   .99    $  2.21*  $   .89   $  5.06*
1996                             .86       .90        .94       .91**    3.62**

Stock price comparisons (NYSE composite transactions)
1997 High                    $ 93.25   $105.50    $104.50   $101.19   $105.50
1997 Low                       80.00     80.13      86.00     81.38     80.00
1996 High                      69.88***  70.75***   71.75     85.88     85.88
1996 Low                       62.00***  63.50***   61.25     68.63     61.25

<F1>
* Includes a gain on the sale of National Advertising Company of $495 million after-tax, or $1.20 per basic share and $1.18 per diluted share.
<F2>
** Includes discontinued operations income of $10 million, or 2 cents per share.
<F3>
***Not adjusted for the distribution of the common stock of Imation Corp.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

   None.

                            PART III

Item 10. Directors and Executive Officers of the Registrant.

Item 11. Executive Compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

Item 13. Certain Relationships and Related Transactions.

The information required by Items 10 through 13 are incorporated by reference from the registrant's definitive proxy statement pursuant to general instruction G(3). The registrant will file with the Commission a definitive proxy statement pursuant to Regulation 14A by April 30, 1998.


                            PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) The financial statements filed as part of this report are listed in the index to financial statements on page 45.

All financial statement schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements or the notes thereto.

(b) Reports on Form 8-K:

The company filed a report on Form 8-K dated February 18, 1998.
Item 5. Other Events. 3M's long-term debt was rated Aaa and AAA by Moody's Investors Service, Inc. ("Moody's") and Standard and Poor's Corporation ("S&P"), respectively. On February 4, 1998, Moody's lowered its assigned rating to Aa1, and on February 10, 1998, S&P lowered its assigned rating to AA. Publications of Moody's indicate that it assigns the Aa rating to debt securities that are judged to be of high quality by all standards and are considered high grade bonds. Publications of S&P indicate that an obligor rated AA has very strong capacity to meet its financial commitments. The downgrade in ratings is based on the outlook for continued growth in leverage at 3M resulting from management's decision to alter 3M's capital structure through increased share repurchases and debt issuances.

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

        Restated certificate of incorporation,        Form 8-K dated
        as amended as of May 13, 1997.                June 30, 1997.

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

  (10)  Material contracts, management
        remuneration:
        (a) management stock ownership program.       Exhibit 4 of
                                                      Registration No. 333-30689
                                                      on Form S-8.
        (b) profit sharing plan, performance          Written description
            unit plan and other compensation          contained in issuer's
            arrangements.                             proxy statment for the
                                                      1998 annual shareholders'
                                                      meeting.


                                                       Reference (pages)
                                                            Form 10-K
   Submitted herewith:

        (12)  Calculation of ratio of earnings
              to fixed charges.                                  47

        (21)  Subsidiaries of the registrant.                    48

        (23)  Consent of experts.                                49

        (24)  Power of attorney.                                 50

        (27)  Financial data schedule for the year ended
              December 31, 1997 (EDGAR filing only).

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  MINNESOTA MINING AND MANUFACTURING COMPANY



                                By  /s/ Giulio Agostini
                                    Giulio Agostini, Senior Vice President
                                    Principal Financial and Accounting Officer
                                    March 10, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 10, 1998.

Signature               Title

Livio D. DeSimone       Chairman of the Board and
                        Chief Executive Officer, Director

Ronald O. Baukol        Director
Edward A. Brennan       Director
Edward R. McCracken     Director
W. George Meredith      Director
Ronald A. Mitsch        Director
Allen E. Murray         Director
Aulana L. Peters        Director
Rozanne L. Ridgway      Director
Frank Shrontz           Director
F. Alan Smith           Director
Louis W. Sullivan       Director


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