Form 10-K/A
period 1997-12-31
MINNESOTA MINING & MANUFACTURING CO
filed 1998-03-27
CIK 66740

The Minnesota Mining and Manufacturing Company (3M) Form 10-K filed on March 10, 1998 via EDGAR has been amended (Form 10-K/A). Restated Financial Data Schedules have been added for the interim periods of 1997 (Exhibit 27.1), for the year and interim periods of 1996, (Exhibit 27.2) and for year 1995 (Exhibit 27.3). Statement of Financial Accounting Standards No. 128, Earnings per Share, required retroactive restatement and triggered an obligation to file restated Financial Data Schedules. The cover page, exhibit index, signature page, and the new exhibits follow.

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

        (27.1) Restated financial data schedule for the interim periods of 1997 (EDGAR filing only).

        (27.2) Restated financial data schedule for the year and interim periods of 1996 (EDGAR filing only).

        (27.3) Restated financial data schedule for the year 1995 (EDGAR filing only).

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