Form 10-Q
period 1998-03-31
MINNESOTA MINING & MANUFACTURING CO
filed 1998-05-05
CIK 66740

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C. 20549



                               FORM 10-Q

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter ended March 31, 1998       Commission file number: 1-3285



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



On March 31, 1998, there were 404,530,985 shares of the Registrant's common stock outstanding.



                This document contains 23 pages.
            The exhibit index is set forth on page 20.


       Minnesota Mining and Manufacturing Company and Subsidiaries

                     PART I.  Financial Information

                    Consolidated Statement of Income
             (Amounts in millions, except per-share amounts)
                              (Unaudited)

                               Three months ended
                                    March 31
                                1998       1997
Net sales                      $3,700     $3,714

Operating expenses
  Cost of goods sold            2,096      2,089
  Selling, general and
    administrative expenses       924        937
         Total                  3,020      3,026

Operating income                  680        688

Other income and expense
  Interest expense                 34         23
  Investment and other
    income - net                  (11)       (12)
         Total                     23         11

Income before income taxes
  and minority interest           657        677

Provision for income taxes        237        244

Minority interest                  20         23

Net income                     $  400     $  410

Weighted average common
  shares outstanding            404.4      416.6
Earnings per share - basic     $ 0.99     $ 0.99

Weighted average common
  and common equivalent
  shares outstanding            410.0      423.1
Earnings per share - diluted   $ 0.98     $ 0.97

<F1>
The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

          Minnesota Mining and Manufacturing Company and Subsidiaries

                          Consolidated Balance Sheet
                             (Dollars in millions)

                                                   March 31,
                                                     1998         December 31,
                                                  (Unaudited)         1997
Assets
Current assets
   Cash and cash equivalents                       $   180         $   230
   Other securities                                    248             247
   Accounts receivable - net                         2,583           2,434
   Inventories
      Finished goods                                 1,346           1,293
      Work in process                                  642             605
      Raw materials and supplies                       491             501
         Total inventories                           2,479           2,399
   Other current assets                                882             858
            Total current assets                     6,372           6,168

Investments                                            590             613
Property, plant and equipment                       12,328          12,098
   Less accumulated depreciation                    (7,174)         (7,064)
      Property, plant and equipment - net            5,154           5,034
Other assets                                         1,541           1,423
            Total                                  $13,657         $13,238

Liabilities and Stockholders' Equity
Current liabilities
   Accounts payable                                $   846         $   898
   Payroll                                             339             306
   Income taxes                                        411             238
   Short-term debt                                   1,521           1,499
   Other current liabilities                         1,095           1,042
            Total current liabilities                4,212           3,983

Other liabilities                                    2,216           2,314
Long-term debt                                       1,216           1,015
Stockholders' equity - net                           6,013           5,926
   Shares outstanding
       March 31, 1998,    404,530,985
       December 31, 1997, 404,724,947
                                                   ________        ________
            Total                                  $13,657         $13,238

<F1>
The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.


    Minnesota Mining and Manufacturing Company and Subsidiaries

     Consolidated Statement of Changes in Stockholders' Equity
          (Dollars in millions, except per-share amounts)
                           (Unaudited)
                                                         Three months ended
                                                               March 31
                                                             1998      1997
Common stock and capital in excess of par value at
  beginning and end of period                             $   296   $   296

Retained earnings
  Balance at beginning of year                              9,848     8,756
  Net income (A)                                              400       410
  Dividends paid (per share: $.55, $.53)                     (222)     (221)
  Stock option plans and other                                (56)      (24)
Balance at end of period                                    9,970     8,921

Accumulated other comprehensive income - net
  Balance at beginning of year
    Cumulative foreign currency translation adjustments      (547)     (178)
    Unrealized gain on securities - net                         8        15
  Other comprehensive income
    Foreign currency translation and other adjustments (B)    (42)     (156)
    Unrealized loss on securities - net (C)                    (1)       (7)
  Balance at end of period
    Cumulative foreign currency translation adjustments      (589)     (334)
    Unrealized gain on securities - net                         7         8
Balance at end of period                                     (582)     (326)

Unearned compensation - ESOP
  Balance at beginning of year                               (379)     (412)
  Amortization                                                  9         7
Balance at end of period                                     (370)     (405)

Treasury stock, at cost
  Balance at beginning of year (67.3, 55.2)                (3,300)   (2,193)
  Reacquired stock (millions of shares: 2.2, 2.9)            (187)     (249)
  Issuances pursuant to stock option plans
     (millions of shares: 2.0,  2.3)                          186       192
Balance at end of period                                   (3,301)   (2,250)
  (millions of shares: 67.5, 55.8)

Stockholders' equity -  net                              $  6,013   $ 6,236

Total comprehensive income (A + B + C)                   $    357   $   247

<F1>
The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

         Minnesota Mining and Manufacturing Company and Subsidiaries

                     Consolidated Statement of Cash Flows
                            (Dollars in millions)
                                 (Unaudited)

                                                     Three months ended
                                                          March 31
                                                       1998        1997
Cash Flows from Operating Activities
Net income                                           $  400      $  410

Adjustments to reconcile net income
    to net cash provided by operating activities
  Implant litigation - net                              (91)        (19)
  Depreciation and amortization                         213         217
  Working capital and other changes - net              (147)       (171)
Net cash provided by continuing operations              375         437
Net cash used by discontinued operations                 --         (55)
Net cash provided by operating activities               375         382

Cash Flows from Investing Activities
Capital expenditures                                   (338)       (296)
Other changes - net                                     (63)         (2)
Net cash used in investing activities                  (401)       (298)

Cash Flows from Financing Activities
Change in short-term debt - net                         (55)        258
Repayment of long-term debt                             (20)       (219)
Proceeds from long-term debt                            333           6
Purchases of treasury stock                            (187)       (249)
Reissuances of treasury stock                           127         119
Payment of dividends                                   (222)       (221)
Net cash used in financing activities                   (24)       (306)

Effect of exchange rate changes on cash                  --          12

Net decrease in cash and cash equivalents               (50)       (210)

Cash and cash equivalents at beginning of year          230         583
Cash and cash equivalents at end of period           $  180      $  373

<F1>
The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.
</F1>

        Minnesota Mining and Manufacturing Company and Subsidiaries
                 Notes to Consolidated Financial Statements
                                (Unaudited)

The interim financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. These adjustments consist of normal, recurring items. The results of operations for any interim period are not necessarily indicative of results for the full year. The condensed consolidated financial statements and notes are presented as permitted by the requirements for Form 10-Q and do not contain certain information included in the company's annual consolidated financial statements and notes. This Form 10-Q should be read in conjunction with the company's consolidated financial statements and notes included in its 1997 Annual Report on Form 10-K.

Comprehensive income:
Effective January 1, 1998, the company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Total comprehensive income and the components of accumulated other comprehensive income are presented in the Consolidated Statement of Changes in Stockholders' Equity.

Earnings per share:
The  difference  in  the  weighted  average  shares  outstanding  for
calculating   basic  and  diluted  earnings  per  share   is   solely
attributable  to  the  assumed  exercise  of  the  Management   Stock
Ownership Program stock options for the three months ended March 31, 1998 and 1997, and also includes the effect of the assumed exercise of General Employees' Stock Purchase Plan (GESPP) options for the three months ended March 31, 1997. Effective July 1997, all GESPP options are exercised on the last business day of each month of grant, resulting in no dilutive effect.

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

               Review Report of Independent Auditors


To the Stockholders of Minnesota Mining and Manufacturing Company:

We have reviewed the accompanying condensed consolidated balance sheet of Minnesota Mining and Manufacturing Company and Subsidiaries as of March 31, 1998, and the related condensed consolidated statements of income, changes in stockholders' equity and cash flows for the three-month periods ended March 31, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1997, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 9, 1998, except for the last paragraph under Debt in the Notes to Consolidated Financial Statements, as to which the date is February 18, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1997, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


                               /s/ COOPERS & LYBRAND L.L.P.

                               COOPERS & LYBRAND L.L.P.



St. Paul, Minnesota
April 28, 1998

       Minnesota Mining and Manufacturing Company and Subsidiaries

                 Management's Discussion and Analysis of
              Financial Condition and Results of Operations

RESULTS OF OPERATIONS

First Quarter
Worldwide sales for the first quarter totaled $3.700 billion, down slightly from the first quarter last year. Excluding changes in currency exchange rates, sales rose about 5 percent, primarily driven by increases in volume of 4 percent. Worldwide selling prices were up about 1 percent.

In the United States, sales were down about 1 percent to $1.739 billion. Adjusting for the third-quarter 1997 sale of the outdoor advertising business, sales rose about 2 percent. The company experienced soft demand in a few U.S. markets, including transportation safety, electronics and autobody repair. 3M's transportation safety business was affected by uncertainty over government funding of highway projects. It is expected that new funding bills, if approved, will contribute to future growth in this area. While demand for 3M microflex circuits remained strong, other 3M product lines that serve electronic customers were affected by industry softness. The company also experienced softness in the autobody repair market. Among better growth performers in the U.S. were 3M's pharmaceuticals, telecommunications, occupational health and safety, and construction products businesses.

Internationally,  sales  totaled $1.961  billion.   Volume  increased
about 8 percent and selling prices were up 2 percent. The selling price increases were largely in the Asia region and in Latin America, where they offset part of the large currency devaluations. Currency
translation   reduced  international  sales  by  about  10   percent,
offsetting the local-currency sales growth. In 3M's international operations overall, sales in local currencies grew at a double-digit
rate   for  the  seventh  consecutive  quarter.   In  Europe,  volume
increased 12 percent, with solid volume gains in Italy, France, Germany and most other countries. In the Asia Pacific area, volume decreased about 2 percent. In Japan, volume growth this quarter was basically flat, due to a comparison against strong growth in the year-
earlier  quarter  and  continued economic softness  there.   In  Asia
outside Japan, volume declined about 4 percent. While solid sales gains were achieved in the China region and Singapore, overall volume growth in the region was negatively affected by the economic turmoil in Korea, Thailand and Indonesia. In Latin America, volume increased 14 percent, with strong growth in Mexico, Argentina and most other Latin American countries. In Brazil, the company experienced a
resumption  of  growth, with volume there up about  10  percent.   In
Canada, volume increased about 6 percent.

Cost of goods sold, which includes manufacturing, research and development, and engineering, was 56.6 percent of sales, up slightly from the first quarter last year. Gross margins benefited from solid international volume growth, higher selling prices and lower raw material costs. However, changes in currency exchange rates reduced gross margins by about one percentage point. This margin effect relates to the impact of currency fluctuations on the transfer of goods between 3M operations in the United States and abroad.

Selling, general and administrative spending was 25.0 percent of sales, down two-tenths of a point from the same quarter last year. Productivity improvements and emphasis on cost control had a positive effect on these costs.

Worldwide operating income was 18.4 percent of sales, similar to the first quarter last year, and up seven-tenths of a percentage point from total year 1997. Operating income was $680 million, down 1.3 percent from the year-earlier quarter. Currency reduced operating income by about $75 million, or 11 percent. In the United States, operating income was 16.5 percent of sales, down 1.2 percentage points from the first quarter last year. Internationally, operating income was 20.1 percent, the highest level there in many quarters. 3M's European and Latin American operations drove this advance.

First quarter interest expense of $34 million was up $11 million from the same quarter last year, reflecting the company's strategy to lower its cost of capital by moderately increasing its financial leverage. This strategy may increase interest expense as much as $70 million in 1998. In the first quarter, the earnings per share benefit from fewer shares outstanding more than offset the impact of higher interest expense. Net investment and other income was $11 million, down $1 million from the year-earlier quarter.

The worldwide effective income tax rate for the quarter was 36.0 percent, the same as in the first quarter last year.

Net income totaled $400 million, or $.98 per diluted share, compared with $410 million, or $.97 per diluted share, in the first quarter of 1997. The company estimates that changes in the value of the U.S. dollar decreased earnings for the quarter by about 10 cents per share compared with the first quarter of 1997. This estimate includes the effect of translating profits from local currencies into U.S. dollars; the impact of currency fluctuations on the transfer of goods between 3M operations in the United States and abroad; and transaction gains and losses in countries not considered to be highly inflationary.

Legal  proceedings are discussed in the Legal Proceedings section  in
Part  II, Item 1, of this Form 10-Q.  There can be no certainty  that the company may not ultimately incur charges, whether for governmental proceedings and claims, products liability claims, environmental proceedings or other actions, in excess of presently established accruals. While such future charges could have a material adverse impact on the company's net income in the quarterly period in which they are recorded, the company believes that such additional charges, if any, would not have a material adverse effect on the consolidated financial position or annual results of operations of the company. (NOTE: The preceding sentence applies to all legal proceedings involving the company except the breast implant litigation. See discussion of breast implant litigation in Legal Proceedings, Part II, Item 1.)

FUTURE OUTLOOK
3M expects continued sales and earnings growth in 1998, with the strongest earnings gains in the second half of the year. The strong U.S. dollar will continue to negatively affect the company, particularly in the second quarter, but the effects are expected to lessen in the second half of 1998. Based on exchange rates as of April 24, 1998, currency effects could reduce 1998 earnings by about 30 cents per share.

The company is not able to project what all the consequences of the turmoil in Asia may be. The company is monitoring business conditions closely and will implement adjustments in pricing, costs and investments as appropriate. Overall, the company does not expect any contributions to earnings growth from Asia in 1998.

The company expects results to benefit from reasonable worldwide economic growth, a strong flow of new products, customer-satisfaction efforts, and continued emphasis on cost control and productivity improvement. A generally favorable raw material picture should also help 3M's 1998 results. Raw material costs are expected to be down close to 2 percent for the year as a whole.

FORWARD-LOOKING STATEMENTS
The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. This Quarterly Report on Form 10-Q contains forward-looking statements, which reflect the Company's current views with respect to future events and financial performance.

These forward-looking statements are subject to certain risks and uncertainties, including those identified below, which could cause actual results to differ materially from historical results or those anticipated. The words "aim," "believe," "expect," "anticipate," "intend," "estimate," "will," "should," "could" and other expressions which indicate future events and trends identify forward-looking statements.

Actual future results and trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to: foreign exchange rates and fluctuations in those rates; the effects of, and changes in, worldwide economic conditions, particularly in Japan and the Asia Pacific region; raw materials, including shortages and increases in the costs of key raw materials; impact of the Year 2000 issue (see discussion of the Year 2000 issue in Part I, Item 7 of the company's

1997 Form 10-K); and legal proceedings (see discussion of Legal Proceedings in Part II, Item 1 of this Form 10-Q).

FINANCIAL CONDITION AND LIQUIDITY
The company's financial condition and liquidity remain strong.

Working capital decreased $25 million to $2.160 billion at March 31, 1998, compared to $2.185 billion at year-end 1997. The accounts receivable average days' sales outstanding was 57 days, down 1 day from year-end. The company's key inventory index was 4.1 months, compared to 3.8 months at year-end. The company's current ratio was 1.5, unchanged from year-end.

Total debt increased $223 million from year-end 1997 to $2.737 billion. In line with the company's strategy to lower its cost of capital, total debt could increase from an average of about $2 billion in 1997 to more than $3 billion, on average, in 1998. As of March 31, 1998, total debt was 31 percent of total capital.

The company's strong credit rating provides ready and ample access to funds in global capital markets. In February 1998, the company issued $330 million of 30-year, 6.375 percent debentures. At March 31, 1998, the company had available short-term lines of credit totaling about $600 million.

Net cash provided by operating activities from continuing operations totaled $375 million in the first three months of the year, down $62 million from the same period last year. Cash outflows from mammary implant litigation were $72 million higher than the same period last year.

Timing differences between payment of implant liabilities and receipt of related insurance recoveries could affect the cash flows of future periods. This is discussed in Part II, Item 1, Legal Proceedings, of this Form 10-Q.

Net cash used by operating activities from discontinued operations was $55 million in the first three months of 1997. Payments made in 1997 were primarily severance payments related to discontinued operations.

Cash used in investing activities was $401 million in the first three months of the year, compared to $298 million in the same period last year. Capital expenditures for the first three months of 1998 were $338 million, an increase of 14 percent compared with the same period last year.

Treasury stock repurchases for the first three months of 1998 were $187 million, compared with repurchases in the same period last year of $249 million. Financing activities for both short-term and long-term debt provided net cash inflows of $258 million, compared with net cash inflows of $45 million in the first three months last year.

The company repurchased about 2.2 million shares of common stock in the first three months of 1998, compared with 2.9 million shares in the same period last year. In November 1997, the Board of Directors authorized the repurchase of up to 25 million shares of 3M common stock through December 31, 1998. As of March 31, 1998, 20.4 million shares remained authorized for repurchase. Stock repurchases are made to support employee stock purchase plans and for other corporate purposes.

Cash dividends paid to shareholders totaled $222 million in the first quarter of this year, compared with $221 million in the same period last year. In February 1998, the quarterly dividend was increased to 55 cents a share.

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

Some of these matters raise difficult and complex factual and legal issues, and are subject to many uncertainties, including, but not limited to, the facts and circumstances of each particular action, the jurisdiction and forum in which each action is proceeding and differences in applicable law. Accordingly, the company is not always able to estimate the amount of its possible future liabilities with respect to such matters.

There can be no certainty that the company may not ultimately incur charges, whether for governmental proceedings and claims, products liability claims, environmental proceedings or other actions, in excess of presently established accruals. While such future charges could have a material adverse impact on the company's net income in the quarterly period in which they are recorded, the company believes that such additional charges, if any, would not have a material adverse effect on the consolidated financial position or annual results of operations of the company. (NOTE: The preceding sentence applies to all legal proceedings involving the company except the breast implant litigation, which is discussed separately in the next section).

Breast Implant Litigation

As of March 31, 1998, the company had been named as a defendant, often with multiple co-defendants, in 7,711 lawsuits and 142 claims in various courts, all seeking damages for personal injuries from allegedly defective breast implants. These claims and lawsuits purport to represent 27,634 individual claimants. It is not yet certain how many of these lawsuits and claims involve products manufactured and sold by the company, as opposed to other manufacturers. The company entered the business of manufacturing breast implants in 1977 by purchasing McGhan Medical Corporation. In 1984, the company sold the business to a corporation that also was named McGhan Medical Corporation.

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

In addition to individual suits against the company, a class action on behalf of all women with breast implants filed against all manufacturers of such implants has been conditionally certified and is pending in the United States District Court for the Northern District of Alabama (the "Court")(DANTE, ET AL., V. DOW CORNING, ET AL., U.S.D.C., N. Dist., Ala., 92-2589; part of IN RE: SILICONE GEL BREAST IMPLANT PRODUCT LIABILITY LITIGATION, U.S.D.C., N. Dist. Ala., MDL 926, U.S.D.C., N. Dist. Ala., CV 92-P-10000-S; now held in abeyance pending settlement proceedings in the settlement class action LINDSEY, ET AL., V. DOW CORNING CORPORATION, ET AL., U.S.D.C., N. Dist., Ala., CV 94-P-11558-S). Class actions, some of which have been certified, are pending in various state courts, including, among others, Louisiana, Florida and Illinois, and in the British Columbia courts in Canada. The Louisiana state court action (SPITZFADEN, ET AL., v. DOW CORNING CORPORATION, ET AL., Dist. Ct., Parish of Orleans, 92-2589) has been decertified by the trial court. Plaintiffs' writ for an emergency appeal from the decertification has been denied by the Louisiana Supreme Court. A normal appeal remains pending.

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

The company's obligations to fund Long-Term Benefits for eligible claimants with 3M implants are cancelable if certain provisions of the Revised Settlement Program are disapproved on appeal. Pending appeal, the company will pay Long-Term Benefits to eligible claimants, providing it receives appropriate releases. The company expects to fund benefits for claimants with only Post 8/84 McGhan implants beginning in the second quarter of 1998 as all appeals of this aspect of the Revised Settlement Program have been dismissed.

As of the date of this filing, the company believes that approximately 90% of the registrants, including those claimants who filed current claims, have elected to participate in the Revised Settlement Program. It is still unknown as to what disease criteria all claimants have satisfied, and what options they have chosen. As a result, the total amount and timing of the company's prospective payments under the Revised Settlement Program cannot be determined with precision at this time. As of March 31, 1998 the company has paid $191 million into the court-administered fund as a reserve against costs of claims payable by the company under the Revised Settlement
Program   (including   a  $5  million  administrative   assessment).
Additional payments will be made as necessary. Payments to date have been consistent with the company's estimates of the total liability for these claims.

In the first quarter of 1994, the company took a pre-tax charge of $35 million ($22 million after tax) in recognition of its then best estimate of its probable liabilities and associated expenses, net of the probable amount of insurance recoverable from its carriers. In the second quarter of 1996, the company increased its estimate of the minimum probable liabilities and associated expenses to approximately $991 million. This amount represents the company's best estimate of the cost and expense of the Revised Settlement Program and the cost and expense of resolving opt-out claims. After subtracting payments of $793 million as of March 31, 1998, for defense and other costs and settlements with litigants and claimants, the company had accrued liabilities of $198 million.

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

In mid-October 1995, the occurrence insurers that are parties to the litigation in Minnesota filed more than 30 motions for summary judgment or partial summary judgment. The insurers, through these motions, attempted to shift all or a portion of the responsibility for those claims the company believes fall within the period of occurrence-based coverage (before 1986) into the period of claims-made coverage (from and after 1986). The trial court denied the insurers' motions, ruling that the key issues of trigger and allocation raised in these motions would be resolved at trial. In the trial's first phase in 1996, the court granted 3M partial declaratory judgment on the question of when insurance coverage is "triggered." The court also granted the insurers' motion for partial declaratory judgment on the question of the allocation method to be applied in the case. In July 1997 the trial court ruled further on the trigger issue and on the general allocation method. That ruling was consistent with and further supported the company's opinion as stated in the following paragraph. In November 1997, upon reconsideration, the court reversed a portion of its July ruling and reinstated a portion of its previous ruling. The company believes that conflicting rulings now exist that need to be clarified by the court and reconciled with applicable law. Motions to clarify the allocation methodology of triggered policies under these rulings are pending. Court options include clarification, further trial followed by additional rulings or certification for interlocutory (while the case is still pending) appeal.

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

As of March 31, 1998, the company had accrued receivables for insurance recoveries of $664 million, substantially all of which is contested by the insurance carriers. Various factors could affect the timing and amount of proceeds to be received under the company's various insurance policies, including (i) the timing of payments made in settlement of claims; (ii) the outcome of occurrence insurance litigation in the courts of Minnesota (as discussed above) and Texas; (iii) potential arbitration with claims-made insurers;
(iv) delays in payment by insurers; and (v) the extent to which insurers may become insolvent in the future. There can be no absolute assurance that the company will collect all amounts accrued as being probable of recovery from its insurers.

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

The company cannot determine the impact of these potential developments on the current estimate of probable liabilities (including associated expenses) and the probable amount of insurance recoveries. Accordingly, the company is not able to estimate its possible future liabilities and recoveries beyond the current estimates of probable amounts. As new developments occur, these estimates may be revised, or additional charges may be necessary to reflect the impact of these developments on the costs to the company of resolving breast implant litigation, claims and insurance recoveries. Such revisions or additional future charges could have a material adverse impact on the company's net income in the quarterly period in which they are recorded. Although the company considers it unlikely, such revisions or additional future charges could also have a material adverse effect on the consolidated financial position or annual results of operations of the company.

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

          (12) A statement regarding the calculation of the ratio of earnings to fixed charges. Page 22.

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


None of the other item requirements of Part II of Form 10-Q are applicable to the company for the quarter ended March 31, 1998.

                                 SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          MINNESOTA MINING AND MANUFACTURING COMPANY
                                         (Registrant)



Date:           May 5, 1998


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