Form 10-Q
period 1998-06-30
MINNESOTA MINING & MANUFACTURING CO
filed 1998-08-04
CIK 66740

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549



                               FORM 10-Q

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter ended June 30, 1998       Commission file number: 1-3285





             MINNESOTA MINING AND MANUFACTURING COMPANY


State of Incorporation: Delaware
                          I.R.S. Employer Identification No. 41-0417775

       Executive offices: 3M Center, St. Paul, Minnesota 55144

                   Telephone number: (651) 733-1110



    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes   X  .  No      .



On June 30, 1998, there were 403,878,085 shares of the Registrant's common stock outstanding.


                This document contains 26 pages.
           The exhibit index is set forth on page 23.



       Minnesota Mining and Manufacturing Company and Subsidiaries

                     PART I.  Financial Information

                    Consolidated Statement of Income
             (Amounts in millions, except per-share amounts)
                              (Unaudited)

                               Three months ended     Six months ended
                                     June 30               June 30
                                1998       1997        1998        1997
Net sales                      $3,770     $3,817      $7,470      $7,531

Operating expenses
  Cost of goods sold            2,162      2,156       4,258       4,245
  Selling, general and
    administrative expenses       967        972       1,891       1,909
         Total                  3,129      3,128       6,149       6,154

Operating income                  641        689       1,321       1,377

Other income and expense
  Interest expense                 35         28          69          51
  Investment and other
    income - net                  (11)       (19)        (22)        (31)
         Total                     24          9          47          20

Income before income taxes
  and minority interest           617        680       1,274       1,357

Provision for income taxes        219        242         456         486

Minority interest                  12         20          32          43

Net income                     $  386     $  418      $  786      $  828

Weighted average common
  shares outstanding            404.3      415.5       404.3       416.1
Earnings per share - basic     $ 0.95     $ 1.01      $ 1.94      $ 1.99

Weighted average common
  and common equivalent
  shares outstanding            410.0      421.9       409.8       422.2
Earnings per share - diluted   $ 0.94     $ 0.99       $1.92       $1.96

<F1>
The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.


          Minnesota Mining and Manufacturing Company and Subsidiaries

                          Consolidated Balance Sheet
                             (Dollars in millions)

                                                June 30,
                                                  1998         December 31,
                                               (Unaudited)         1997
Assets
Current assets
   Cash and cash equivalents                       $   219         $   230
   Other securities                                    185             247
   Accounts receivable - net                         2,612           2,434
   Inventories
      Finished goods                                 1,331           1,293
      Work in process                                  647             605
      Raw materials and supplies                       489             501
         Total inventories                           2,467           2,399

   Other current assets                                883             858
            Total current assets                     6,366           6,168

Investments                                            605             613

Property, plant and equipment                       12,552          12,098
   Less accumulated depreciation                    (7,286)         (7,064)
      Property, plant and equipment - net            5,266           5,034

Other assets                                         1,641           1,423
            Total                                  $13,878         $13,238

Liabilities and Stockholders' Equity
Current liabilities
   Accounts payable                                $   901         $   898
   Payroll                                             327             306
   Income taxes                                        334             238
   Short-term debt                                   1,787           1,499
   Other current liabilities                         1,034           1,042
            Total current liabilities                4,383           3,983

Other liabilities                                    2,230           2,314
Long-term debt                                       1,221           1,015
Stockholders' equity - net                           6,044           5,926
   Shares outstanding
       June 30, 1998,     403,878,085
       December 31, 1997, 404,724,947
                                                   ________        ________
            Total                                  $13,878         $13,238

<F1>
The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.


    Minnesota Mining and Manufacturing Company and Subsidiaries

     Consolidated Statement of Changes in Stockholders' Equity
    (Dollars and shares in millions, except per-share amounts)
                           (Unaudited)
                                           Three months ended  Six months ended
                                                  June 30           June 30
                                               1998     1997     1998     1997
Common stock and capital in excess of
  par value at beginning and end of period  $   296  $   296  $   296  $   296

Retained earnings
  Balance at beginning of period              9,970    8,921    9,848    8,756
  Net income  (A)                               386      418      786      828
  Dividends paid (per share:
    $0.55, $0.53, $1.10, $1.06)                (223)    (220)    (445)    (441)
  Stock option plans and other                  (52)     (58)    (108)     (82)
Balance at end of period                     10,081    9,061   10,081    9,061

Accumulated other comprehensive income - net
  Balance at beginning of period
    Cumulative foreign currency translation
      adjustments                              (589)    (334)    (547)    (178)
    Unrealized gain on securities -  net          7        8        8       15
  Other comprehensive income
    Foreign currency translation and other
      adjustments  (B)                          (35)      32      (77)    (124)
    Unrealized gain (loss) on
      securities  - net (C)                       1       (3)      --      (10)
  Balance at end of period
    Cumulative foreign currency translation
      adjustments                              (624)    (302)    (624)    (302)
    Unrealized gain on securities -  net          8        5        8        5
Balance at end of period                       (616)    (297)    (616)    (297)

Unearned compensation - ESOP
  Balance at beginning of period               (370)    (405)    (379)    (412)
  Amortization                                   10        9       19       16
Balance at end of period                       (360)    (396)    (360)    (396)

Treasury stock, at cost
  Balance at beginning of period
    (shares:  67.5, 55.8, 67.3, 55.2)        (3,301)  (2,250)  (3,300)  (2,193)
  Reacquired stock
     (shares:  2.0, 2.9, 4.2, 5.8)             (190)    (252)    (377)    (501)
  Issuances pursuant to stock option plans
     (shares:  1.4, 2.1, 3.4, 4.4)              134      187      320      379
Balance at end of period                     (3,357)  (2,315)  (3,357)  (2,315)
    (shares: 68.1, 56.5, 68.1, 56.5)

Stockholders' equity - net                  $ 6,044  $ 6,349  $ 6,044  $ 6,349

Total comprehensive income (A + B + C)      $   352  $   447  $   709  $   694

<F1>
The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.


         Minnesota Mining and Manufacturing Company and Subsidiaries

                     Consolidated Statement of Cash Flows
                            (Dollars in millions)
                                 (Unaudited)

                                                      Six months ended
                                                           June 30
                                                       1998        1997
Cash Flows from Operating Activities
Net income                                           $  786      $  828

Adjustments to reconcile net income
    to net cash provided by operating activities
  Implant litigation - net                             (185)        (41)
  Depreciation and amortization                         427         434
  Working capital and other changes - net              (261)       (216)
Net cash provided by continuing operations              767       1,005
Net cash used by discontinued operations                 --         (82)
Net cash provided by operating activities               767         923

Cash Flows from Investing Activities
Capital expenditures                                   (712)       (656)
Other changes - net                                     (56)         33
Net cash used in investing activities                  (768)       (623)

Cash Flows from Financing Activities
Change in short-term debt - net                         269         441
Repayment of long-term debt                             (22)       (540)
Proceeds from long-term debt                            336         298
Purchases of treasury stock                            (377)       (501)
Reissuances of treasury stock                           213         225
Payment of dividends                                   (445)       (441)
Other                                                   (19)         --
Net cash used in financing activities                   (45)       (518)

Effect of exchange rate changes on cash                  35          26

Net decrease in cash and cash equivalents               (11)       (192)

Cash and cash equivalents at beginning of year          230         583
Cash and cash equivalents at end of period           $  219      $  391

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

Derivatives and Hedging Activities:
In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The company must adopt this standard no later than January 1, 2000. The company is reviewing the requirements of this standard which are quite complex. Although the company expects that this standard will not materially affect its financial position and results of operations, it has not yet determined the impact of this standard on the financial statements of the company.

Debt issuance:
In July 1998, 3M Germany completed a 3-year, $200 million, 5.75 percent Eurobond offering. After giving effect to an interest rate swap, the company will have an interest obligation based on a floating LIBOR index.

Comprehensive income:
Effective January 1, 1998, the company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Total comprehensive income and the components of accumulated other comprehensive income are presented in the Consolidated Statement of Changes in Stockholders' Equity.

Earnings per share:
The difference in the weighted average shares outstanding for calculating basic and diluted earnings per share is attributable to the assumed exercise of the Management Stock Ownership Program stock options for the three-month and six-month periods ended June 30, 1998 and 1997, and also includes the effect of the assumed exercise of General Employees' Stock Purchase Plan (GESPP) options for the three-month and six-month periods ended June 30, 1997. Effective July
1997, all GESPP options are exercised on the last business day of each month of grant, resulting in no dilutive effect.

Other:
Discussion  of legal matters is cross-referenced to this  Form  10-Q,
Part II, Item 1, Legal Proceedings, and should be considered an integral part of the Consolidated Financial Statements and Notes.

PricewaterhouseCoopers LLP, the company's independent auditors, have performed a review of the unaudited interim financial statements included herein and their review report thereon accompanies this filing.

               Review Report of Independent Auditors


To the Stockholders of Minnesota Mining and Manufacturing Company:

We have reviewed the accompanying condensed consolidated balance sheet of Minnesota Mining and Manufacturing Company and Subsidiaries as of June 30, 1998, and the related condensed consolidated statements of income and changes in stockholders' equity for the three-month and six-month periods ended June 30, 1998 and 1997, and cash flows for the six-month periods ended June 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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


                               /s/ PricewaterhouseCoopers LLP

                               PricewaterhouseCoopers LLP



St. Paul, Minnesota
July 23, 1998

       Minnesota Mining and Manufacturing Company and Subsidiaries

                 Management's Discussion and Analysis of
              Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Second Quarter
Worldwide sales for the second quarter totaled $3.770 billion, down about 1 percent from the second quarter last year. Excluding changes in currency exchange rates, sales rose about 4 percent. Worldwide volume and selling prices were both up about 2 percent.

In the United States, sales increased about 1 percent to $1.826 billion. Adjusting for the third-quarter 1997 sale of the outdoor advertising business, sales rose about 4 percent. A number of U.S. businesses posted solid growth, with particularly good gains in pharmaceuticals, automotive body repair, home improvement, commercial graphics, and occupational health and safety businesses. The company experienced soft demand in businesses serving the electronics, transportation safety and industrial tape markets. In the electronics area, U.S. sales were affected by a slowdown in industry growth, particularly in the semiconductor and disk drive segments. 3M's connector and chemical businesses both were affected by this slowdown. In transportation safety, demand for 3M reflective sheetings was affected by the expiration of the bill providing federal funding of highway projects. A multi-year bill was recently enacted which should be a significant plus for 3M in the months and years ahead.

Internationally, sales totaled $1.944 billion. Overall, local-currency sales gains were more than offset by currency translation. Expressed in dollars, international sales declined 3 percent. Volume increased about 4 percent and selling prices were up 2 percent. The company increased selling prices in all major geographic areas, helping to offset part of the currency devaluation. Currency translation reduced international sales by about 9 percent. In Europe, sales in local currencies were up more than 6 percent, with good contributions from Germany, France, Italy and Spain. 3M's growth in Europe also continued to be helped by strong volume gains in developing economies, including Turkey, Poland and Hungary. In the Asia Pacific area, volume decreased about 2 percent. In Japan, volume growth this quarter was up less than 2 percent, due to continued economic softness there. In Asia outside Japan, volume declined more than 6 percent. Overall volume growth in the region was negatively affected by the economic turmoil in Korea, Thailand, Malaysia and Indonesia. In Latin America, volume increased 9 percent, with double-digit gains in several countries. In Brazil, volume increased only 5 percent, affected by economic softness there. In Canada, volume increased about 5 percent.

Cost of goods sold, which includes manufacturing, research and development, and engineering, was 57.4 percent of sales, up nearly one point from the second quarter last year. Gross margins benefited from higher selling prices and lower raw material costs. However, the effects of currency exchange rates and low volume growth more than offset these benefits. Currency reduced gross margins by nearly one percentage point. The currency effect relates to the impact of currency fluctuations on the transfer of goods between 3M operations in the United States and abroad.

Selling, general and administrative spending was 25.6 percent of sales, up slightly from the same quarter last year.

Worldwide operating income was 17.0 percent of sales, down one percentage point from the second quarter last year. Margins were down about a point both in the United States and internationally. Operating income was $641 million, down 6.8 percent from the year-earlier quarter. Currency reduced operating income by about $70 million, or 10 percent.

Second quarter interest expense of $35 million was up $7 million from the same quarter last year, reflecting a moderate increase in the company's financial leverage. Net investment and other income was $11 million, in line with the level averaged in each of the past three quarters.

The worldwide effective income tax rate for the quarter was 35.5 percent, the same as in the second quarter last year.

Net income totaled $386 million, or $0.94 per diluted share, compared with $418 million, or $0.99 per diluted share, in the second quarter of 1997. The company estimates that changes in the value of the U.S. dollar decreased earnings for the quarter by about 12 cents per share compared with the second quarter of 1997. This estimate includes the effect of translating profits from local currencies into U.S. dollars; the impact of currency fluctuations on the transfer of goods between 3M operations in the United States and abroad; and transaction gains and losses in countries not considered to be highly inflationary.

Year-to-date
On a year-to-date basis, worldwide sales totaled $7.470 billion, down about 1 percent from the same period last year. Excluding changes in currency exchange rates, sales rose about 4 percent. Unit sales increased about 3 percent, while selling prices were up about 1 percent.

In the United States, sales decreased slightly to $3.565 billion. Adjusting for the third-quarter 1997 sale of the outdoor advertising business, sales rose about 3 percent. Internationally, sales totaled $3.905 billion. Overall, local-currency sales gains were more than offset by currency translation. Expressed in dollars, international sales declined 1 percent. Volume increased about 6 percent and selling prices were up 2 percent. Currency translation reduced international sales by about 9 percent.

Cost of goods sold, which includes manufacturing, research and development,and engineering, was 57.0 percent of sales, up six-tenths of a percentage point from the same period last year. The factors that influenced gross margins for the second quarter were the same factors that affected the year-to-date results.

Selling, general and administrative spending was 25.3 percent of sales, unchanged from the same period last year.

Worldwide operating income was 17.7 percent of sales, down six-tenths of a percentage point from the same period last year. Margins were down about a point in the United States and down slightly internationally. Operating income was $1.321 billion, down 4.1 percent from the year-earlier period. Currency reduced operating income by almost $145 million, or 10 percent.

Interest expense of $69 million was up $18 million from the first six months of last year, reflecting the company's strategy to lower its cost of capital by moderately increasing its financial leverage. This strategy may increase interest expense by about $45 million for total year 1998 when compared to 1997. Net investment and other income was $22 million, in line with recent trends.

The  worldwide effective income tax rate for the first six months was
35.8 percent, essentially the same as in the first half last year.

Net income totaled $786 million, or $1.92 per diluted share, compared with $828 million, or $1.96 per diluted share, in the first half of 1997. The company estimates that changes in the value of the U.S. dollar decreased earnings for the first six months by about 22 cents per share compared with the first half of 1997. This estimate includes the effect of translating profits from local currencies into U.S. dollars; the impact of currency fluctuations on the transfer of goods between 3M operations in the United States and abroad; and transaction gains and losses in countries not considered to be highly inflationary.

FUTURE OUTLOOK
3M expects higher second-half 1998 earnings per diluted share, with full-year 1998 earnings per diluted share similar to last year, excluding the 1997 gain on the sale of the company's outdoor advertising business, and also excluding one-time charges, if any, in the second-half of 1998. 3M expects the economic troubles in the Asia Pacific area to persist, that the growth of the U.S. economy will continue to moderate, and that the strong U.S. dollar will continue to negatively affect the company. Based on exchange rates as of July 23, 1998, currency effects could reduce earnings in the second half of 1998 by about 15 cents per share. Results are expected to benefit from somewhat better local-currency sales growth, further spending adjustments and improved productivity.

3M has an 8 percent annual productivity improvement objective, as measured by sales growth per employee in local currencies. Due to the turmoil in Asia and Japan and softness in certain businesses in the United States, 1998 productivity will not meet the 8 percent target for the first time in 4 years. The company expects to reduce about 1,500 positions by the end of 1998, primarily through attrition, and continue at that rate until the company regains and sustains the 8 percent productivity-improvement target.

The company is aggressively exploring cost reduction and portfolio management opportunities around the world in addition to its continuing emphasis on management of selling, general and administrative spending. The company uses return on capital, return on sales, cash flows, competitive assessments and other tools to evaluate the financial performance and business symmetry of its various product lines. While no decisions have been reached, any future decisions based on these evaluations could have an adverse effect on the short-term results of the company's operations.

The company is not able to project what all the consequences of the turmoil in Asia and Japan may be. The company is monitoring business conditions closely and will implement adjustments in pricing, costs and investments as appropriate. Overall, the company has experienced earnings declines of about 20 percent for both Asia and Japan in the first half of 1998. The company does not expect a significant change in this situation in the second half of 1998.

For total year 1998, the company expects to buy back about 9 million shares. This is expected to result in shares outstanding, net of issuances, of about one percent less when comparing year-end 1998 to year-end 1997.

IMPACT OF THE YEAR 2000 ISSUE
The Year 2000 issue is the result of computer programs using only the last two digits to indicate the year. If uncorrected, such computer programs will be unable to interpret dates beyond the year 1999, which could cause computer system failure or other computer errors disrupting operations. The company recognizes the importance of the Year 2000 issue and has been giving it high priority. In November 1996, the company created a corporate-wide Year 2000 project team representing all company business and staff units. The team's objective is to ensure an uninterrupted transition into the Year 2000. The scope of the Year 2000 readiness effort includes (i) information technology ("IT") such as software and hardware; (ii) non-IT systems or embedded technology such as microcontrollers contained in various manufacturing and lab equipment, environmental and safety systems, facilities and utilities, and 3M products with date-sensitivity; and (iii) readiness of key third parties, including suppliers and customers, and the electronic data interchange (EDI) with those key third parties. If needed modifications and conversions are not made on a timely basis, the Year 2000 issue could have a material adverse effect on the company operations.

The company is using both internal and external resources to remediate and test millions of lines of application software code. The majority of the most vital information systems located in the United States are now Year 2000 compliant. The company expects that the remainder of the information systems located in the United States and in subsidiaries outside the United States will be Year 2000 compliant by December 1998. The company expects to complete compliancy testing on any unplanned components and finalize contingency plans in 1999.

In   addition  to  internal  Year  2000  IT  and  non-IT  remediation activities, the company is in contact with key suppliers and electronic commerce customers to assure no interruption in the relationship between the company and these important third parties from the year 2000 issue. If third parties do not convert their systems in a timely manner and in a way that is compatible with the company's systems, the Year 2000 issue could have a material adverse effect on company operations. The company believes that its diligent actions with key suppliers and customers will minimize these risks.

The vast majority of the company's products are not date-sensitive. The company has collected information on current and discontinued date-sensitive products. This information is available to customers as of the date of this filing.

The company's primary focus has been directed at solving the Year 2000 problem. While 3M expects its internal IT and non-IT systems to be Year 2000 compliant by the dates specified, the company is working on a contingency plan specifying what the company will do if it or important third parties are not Year 2000 compliant by the required dates. The company expects to have such a contingency plan finalized by March 31, 1999.

Through June 1998, the company had expensed incremental costs of $30 million related to the Year 2000 issue. The total remaining incremental cost is estimated to be $45 million. The company is expensing as incurred all costs related to the assessment and remediation of the Year 2000 issue. These costs are being funded through operating cash flows. The company's total cost for the Year 2000 issue includes estimated costs and time associated with interfacing with third parties' Year 2000 issues. These estimates are based on currently available information.

The company's current estimates of the amount of time and costs necessary to remediate and test its computer systems are based on the facts and circumstances existing at this time. The estimates were made using assumptions of future events including the continued availability of certain resources, Year 2000 modification plans, implementation success by key third-parties, and other factors. New developments may occur that could affect the company's estimates of the amount of time and costs necessary to modify and test its IT and non-IT systems for Year 2000 compliance. These developments include, but are not limited to: (i) the availability and cost of personnel trained in this area; (ii) the ability to locate and correct all relevant computer codes and equipment, and (iii) the planning and Year 2000 compliance success that key customers and suppliers attain.

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

Actual future results and trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to: foreign exchange rates and fluctuations in those rates; the effects of, and changes in, worldwide economic conditions, particularly in Japan, the Asia region and the United States; raw materials, including shortages and increases in the costs of key raw materials; the impact of the Year 2000 issue; and legal proceedings (see discussion of Legal Proceedings in Part II, Item 1 of this Form 10-Q).

FINANCIAL CONDITION AND LIQUIDITY
The company's financial condition and liquidity remain strong.

Working capital decreased $202 million to $1.983 billion at June 30, 1998, compared to $2.185 billion at year-end 1997. The accounts receivable average days' sales outstanding was 58 days, unchanged from year-end. The company's key inventory index was 3.9 months, compared to 3.8 months at year-end. The company's current ratio was 1.5, unchanged from year-end.

Total debt increased $494 million from year-end 1997 to $3.008 billion. In line with the company's strategy to lower its cost of capital, total debt increased from an average of about $2 billion in 1997 to $3.008 billion as of June 30, 1998. As of June 30, 1998, total debt was 33 percent of total capital.

The company's strong credit rating provides ready and ample access to funds in global capital markets. In February 1998, the parent company issued $330 million of 30-year, 6.375 percent debentures. In July 1998, 3M Germany completed a 3-year, $200 million, 5.75 percent Eurobond offering. At June 30, 1998, the company had available short-term lines of credit totaling about $600 million.

Net cash provided by operating activities from continuing operations totaled $767 million in the first six months of the year, down $238 million from the same period last year. Net cash outflows from mammary implant litigation were $144 million higher than in the same period last year.

Timing differences between payment of implant liabilities and receipt of related insurance recoveries could affect the cash flows of future periods. This is discussed in Part II, Item 1, Legal Proceedings, of this Form 10-Q.

Net cash used by operating activities from discontinued operations was $82 million in the first six months of 1997. Payments made in 1997 were primarily severance payments related to discontinued operations.

Cash used in investing activities was $768 million in the first six months of the year, compared to $623 million in the same period last year. Capital expenditures for the first six months of 1998 were $712 million, an increase of 8.5 percent compared with the same period last year.

Treasury stock repurchases for the first six months of 1998 were $377 million, compared with repurchases in the same period last year of $501 million. Financing activities for both short-term and long-term debt provided net cash inflows of $583 million, compared with net cash inflows of $199 million in the first six months last year.

The company repurchased about 4.2 million shares of common stock in the first six months of 1998, compared with 5.8 million shares in the same period last year. In November 1997, the Board of Directors authorized the repurchase of up to 25 million shares of 3M common stock through December 31, 1998. As of June 30, 1998, 18.3 million shares remained authorized for repurchase. Stock repurchases are made to support employee stock purchase plans and for other corporate purposes.

Cash dividends paid to shareholders totaled $445 million in the first half of this year, compared with $441 million in the same period last year. In February 1998, the quarterly dividend was increased to 55 cents a share.

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

Breast Implant Litigation

As of June 30, 1998, the company had been named as a defendant, often with multiple co-defendants, in 7,420 lawsuits and 132 claims in various courts, all seeking damages for personal injuries from allegedly defective breast implants. These claims and lawsuits purport to represent 23,242 individual claimants. It is not yet certain how many of these lawsuits and claims involve products manufactured and sold by the company, as opposed to other manufacturers. The company entered the business of manufacturing breast implants in 1977 by purchasing McGhan Medical Corporation. In 1984, the company sold the business to a corporation that also was named McGhan Medical Corporation.

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

Eligible participants with 3M implants who did not file current claims but are able to satisfy the more restrictive disease and severity criteria during an ongoing period of 15 years will be eligible for the Long-Term Benefits, subject to certain funding limitations. Such participants also will be eligible for an advance payment of $1,000 upon proof of having 3M implants and upon waiving or not timely exercising the right to opt out of the Revised Settlement Program or, as an elective option expiring on June 15, 1999, a payment of $3,500 in full settlement of all breast implant claims including any claim for Long-Term Benefits under the Revised Settlement Program. Benefit levels for eligible participants who are not current claimants and have only Post 8/84 McGhan implants (or only Post 8/84 McGhan implants plus certain other manufacturers' implants) or who are current foreign claimants will range from $10,000 to $50,000. A benefit payment of $3,500 for foreign registrants other than current foreign claimants, so called Other Registrants, has been agreed to by the Company and the Foreign
Claimants Committee. This benefit thus completes the foreign claimant aspects of the Revised Settlement Program. A notice to foreign registrants has been approved by the Court.

As of the date of this filing, the company believes that approximately 90% of the registrants, including those claimants who filed current claims, have elected to participate in the Revised Settlement Program. It is still unknown as to what disease criteria all claimants have satisfied, and what options they have chosen. As a result, the total amount and timing of the company's prospective payments under the Revised Settlement Program cannot be determined with precision at this time. As of June 30, 1998 the company has paid $230 million into the court-administered fund as a reserve against costs of claims payable by the company under the Revised Settlement Program (including a $5 million administrative assessment). Additional payments will be made as necessary. Payments to date have been consistent with the company's estimates of the total liability for these claims.

In the first quarter of 1994, the company took a pre-tax charge of $35 million ($22 million after tax) in recognition of its then best estimate of its probable liabilities and associated expenses, net of the probable amount of insurance recoverable from its carriers. In the second quarter of 1998, the company increased its estimate of the minimum probable liabilities and associated expenses by $109 million to approximately $1.1 billion. This amount represents the company's best estimate of the cost and expense of the Revised Settlement Program and the cost and expense of resolving opt-out claims and recovering insurance proceeds. After subtracting payments of $886 million as of June 30, 1998, for defense and other costs and settlements with litigants and claimants, the company had accrued liabilities of $214 million.

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

The insurers that are parties to these actions generally acknowledge that they issued products liability insurance to the company and that breast implant claims are products liability claims. The trial in Minnesota to resolve the company's insurance coverage and the financial responsibility of occurrence insurers for breast implant claims and defense costs began on June 4, 1996, and is continuing in phases with the next trial phase scheduled for January 4, 1999.

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

As of June 30, 1998, the company increased its accrued receivables for insurance recoveries by $109 million (corresponding to the same increase in the minimum probable liabilities and associated expenses) to $773 million, substantially all of which is contested by the insurance carriers. Various factors could affect the timing and amount of proceeds to be received under the company's various insurance policies, including (i) the timing of payments made in settlement of claims; (ii) the outcome of occurrence insurance litigation in the courts of Minnesota (as discussed above) and Texas; (iii) potential arbitration with claims-made insurers; (iv) delays in payment by insurers; and (v) the extent to which insurers may become insolvent in the future. There can be no absolute assurance that the company will collect all amounts accrued as being probable of recovery from its insurers.

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

(a)   The registrant held its Annual Meeting of Stockholders on  May
12, 1998.

(b) Proxies for the meeting were solicited pursuant to Regulation 14; there was no solicitation in opposition to management's nominees as listed in the Proxy Statement and all such nominees were elected.

Three directors were elected to the year 2001 Class (Edward A. Brennan, Livio D. DeSimone and F. Alan Smith) and one director to the year 1999 Class (Allen E. Murray).

Directors whose terms continue after the meeting were Ronald O. Baukol, Edward R. McCracken, W. George Meredith, Ronald A. Mitsch, Aulana L. Peters, Rozanne L. Ridgway, Frank Shrontz and Louis W. Sullivan.

(c) The ratification of the appointment of Coopers & Lybrand L.L.P. (on July 1, 1998, Coopers & Lybrand L.L.P. merged with Price Waterhouse LLP to form PricewaterhouseCoopers LLP), independent auditors, to audit 3M's books and accounts for the year 1998.

For           339,624,251
Against           781,109
Abstain         1,280,162

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

      (b) Reports on Form 8-K:

The company filed a report on Form 8-K dated June 15, 1998.
In a press release dated June 15, 1998, the company announced that it expected second-quarter earnings to be below those in the same quarter last year. The news release also contained forward-looking statements relating to 1998 and the second-half of 1998. The news release was attached as Exhibit 99 to the Form 8-K.


None of the other item requirements of Part II of Form 10-Q are applicable to the company for the quarter ended June 30, 1998.

                                 SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          MINNESOTA MINING AND MANUFACTURING COMPANY
                                         (Registrant)



Date:           August 4, 1998


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