Form 10-Q
period 1998-09-30
MINNESOTA MINING & MANUFACTURING CO
filed 1998-11-06
CIK 66740

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C. 20549



                          FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter ended September 30, 1998
                             Commission file number: 1-3285


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



On September 30, 1998, there were 401,345,869 shares of the Registrant's common stock outstanding.



               This document contains 31 pages.
           The exhibit index is set forth on page 28.


       Minnesota Mining and Manufacturing Company and Subsidiaries

                     PART I.  Financial Information

                    Consolidated Statement of Income
             (Amounts in millions, except per-share amounts)
                              (Unaudited)
                               Three months ended     Nine months ended
                                   September 30          September 30
                                1998       1997        1998        1997
Net sales                      $3,766     $3,826     $11,236     $11,357

Operating expenses
  Cost of goods sold            2,190      2,173       6,448       6,418
  Selling, general and
    administrative expenses       947        952       2,838       2,861
  Restructuring charge            332         --         332          --
         Total                  3,469      3,125       9,618       9,279

Operating income                  297        701       1,618       2,078

Other income and expense
  Interest expense                 37         23         106          74
  Investment and other
    income - net                  (11)       (13)        (33)        (44)
  Gain on divestiture - net       (10)      (803)        (10)       (803)
         Total                     16       (793)         63        (773)

Income before income taxes
  and minority interest           281      1,494       1,555       2,851

Provision for income taxes         96        549         552       1,035

Minority interest                   7         18          39          61

Net income                     $  178     $  927      $  964      $1,755

Weighted average common
  shares outstanding            402.7      412.5       403.7       414.7
Earnings per share - basic     $ 0.44     $ 2.25      $ 2.39      $ 4.23

Weighted average common
  and common equivalent
  shares outstanding            406.7      419.2       408.7       420.9
Earnings per share - diluted   $ 0.44     $ 2.21       $2.36       $4.17

<F1>
The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.


          Minnesota Mining and Manufacturing Company and Subsidiaries

                          Consolidated Balance Sheet
                             (Dollars in millions)
                                             September 30,
                                                 1998         December 31,
                                              (Unaudited)         1997
Assets
Current assets
   Cash and cash equivalents                       $   204         $   230
   Other securities                                    177             247
   Accounts receivable - net                         2,664           2,434
   Inventories
      Finished goods                                 1,324           1,293
      Work in process                                  636             605
      Raw materials and supplies                       468             501
         Total inventories                           2,428           2,399

   Other current assets                              1,017             858
            Total current assets                     6,490           6,168

Investments                                            623             613

Property, plant and equipment                       12,995          12,098
   Less accumulated depreciation                    (7,684)         (7,064)
      Property, plant and equipment - net            5,311           5,034

Other assets                                         1,541           1,423
            Total                                  $13,965         $13,238

Liabilities and Stockholders' Equity
Current liabilities
   Accounts payable                                $   878         $   898
   Payroll                                             466             306
   Income taxes                                        261             238
   Short-term debt                                   1,696           1,499
   Other current liabilities                         1,199           1,042
            Total current liabilities                4,500           3,983

Other liabilities                                    2,155           2,314
Long-term debt                                       1,426           1,015
Stockholders' equity - net                           5,884           5,926
   Shares outstanding
       September 30, 1998, 401,345,869
       December 31, 1997,  404,724,947
                                                   ________        ________
            Total                                  $13,965         $13,238

<F1>
The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.


    Minnesota Mining and Manufacturing Company and Subsidiaries

     Consolidated Statement of Changes in Stockholders' Equity
    (Dollars and shares in millions, except per-share amounts)
                           (Unaudited)
                                           Three months ended  Nine months ended
                                                 September 30       September 30
                                                1998     1997      1998    1997
Common stock and capital in excess of
   par value at beginning and end of period  $   296  $   296   $   296  $  296

Retained earnings
  Balance at beginning of period              10,081    9,061     9,848   8,756
  Net income (A)                                 178      927       964   1,755
  Dividends paid (per share:
    $0.55, $0.53, $1.65, $1.59)                 (221)    (220)     (666)   (661)
  Stock option plans and other                   (13)     (24)     (121)   (106)
Balance at end of period                      10,025    9,744    10,025   9,744

Accumulated other comprehensive income - net
  Balance at beginning of period
    Cumulative foreign currency translation
       adjustments                              (624)    (302)     (547)   (178)
    Unrealized gain on securities - net            8        5         8      15
  Other comprehensive income
    Foreign currency translation and other
      adjustments - net (B)                       71      (92)       (6)   (216)
    Unrealized gain (loss) on
      securities - net (C)                        (3)       2        (3)     (8)
  Balance at end of period
    Cumulative foreign currency translation
      adjustments                               (553)    (394)     (553)   (394)
    Unrealized gain on securities - net            5        7         5       7
Balance at end of period                        (548)    (387)     (548)   (387)

Unearned compensation - ESOP
  Balance at beginning of period                (360)    (396)     (379)   (412)
  Amortization                                    10        8        29      24
Balance at end of period                        (350)    (388)     (350)   (388)

Treasury stock, at cost
  Balance at beginning of period
    (shares:  68.1, 56.5, 67.3, 55.2)         (3,357)  (2,315)   (3,300) (2,193)
  Reacquired stock
    (shares:  3.1, 7.9, 7.3, 13.6)              (229)    (728)     (606) (1,229)
  Issuances pursuant to stock option plans
    (shares:  0.5, 1.1, 3.9, 5.5)                 47      102       367     481
Balance at end of period                      (3,539)  (2,941)   (3,539) (2,941)
    (shares: 70.7, 63.3, 70.7, 63.3)

Stockholders' equity - net                   $ 5,884  $ 6,324  $  5,884 $ 6,324

Total comprehensive income (A + B + C)       $   246  $   837   $   955 $ 1,531

<F1>
The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.


         Minnesota Mining and Manufacturing Company and Subsidiaries

                     Consolidated Statement of Cash Flows
                            (Dollars in millions)
                                 (Unaudited)

                                                      Nine months ended
                                                         September 30
                                                        1998       1997

Cash Flows from Operating Activities
Net income                                            $  964     $1,755

Adjustments to reconcile net income
    to net cash provided by operating activities
  Depreciation and amortization                          644        654
  Asset impairment charges                               161         --
  Gain on divestiture - net                              (10)      (803)
  Income tax payable relating to divestiture               4        308
  Implant litigation - net                              (209)       130
  Working capital and other changes - net                (56)      (386)
Net cash provided by continuing operations             1,498      1,658
Net cash used by discontinued operations                 --         (92)
Net cash provided by operating activities              1,498      1,566

Cash Flows from Investing Activities
Capital expenditures                                  (1,056)    (1,002)
Proceeds from National Advertising Company divestiture    --      1,000
Other changes - net                                      (68)        37
Net cash (used) provided by investing activities      (1,124)        35

Cash Flows from Financing Activities
Change in short-term debt - net                          145        (90)
Repayment of long-term debt                              (52)      (546)
Proceeds from long-term debt                             556        334
Purchases of treasury stock                             (606)    (1,229)
Reissuances of treasury stock                            245        294
Payment of dividends                                    (666)      (661)
Other                                                    (19)       (22)
Net cash used in financing activities                   (397)    (1,920)

Effect of exchange rate changes on cash                   (3)        42

Net decrease in cash and cash equivalents                (26)      (277)

Cash and cash equivalents at beginning of year           230        583
Cash and cash equivalents at end of period            $  204     $  306

<F1>
The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

        Minnesota Mining and Manufacturing Company and Subsidiaries
                 Notes to Consolidated Financial Statements
                                (Unaudited)

The interim financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. These adjustments consist of normal, recurring items, except for the restructuring charge recorded in the third quarter of 1998. The results of operations for any interim period are not necessarily indicative of results for the full year. The condensed consolidated financial statements and notes are presented as permitted by the requirements for Form 10-Q and do not contain certain information included in the company's annual consolidated financial statements and notes. This Form 10-Q should be read in conjunction with the company's consolidated financial statements and notes included in its 1997 Annual Report on Form 10-K.

Restructuring Charge:
3M is rationalizing product lines that have marginal returns and/or a decreasing strategic fit; consolidating some manufacturing operations; and identifying and eliminating lower-value activities. As a result of these initiatives, by the end of 1999, including personnel reductions in the second half of 1998, the company expects a total reduction of 4,500 employees.

In the third quarter of 1998, in connection with this plan to improve productivity and reduce costs, the company recorded a restructuring charge of $332 million ($214 million after-tax). Major components of this estimated charge include $161 million related to the write-down of certain assets to net realizable value, $102 million of employee severance and related costs, and $69 million relating to losses on business dispositions and other costs. These components are reflected on the consolidated balance sheet as a reduction in property, plant and equipment - net, and as accruals in payroll and other current liabilities, respectively. As of September 30, 1998, only minimal payments had been made relating to the restructuring charge.

The severance and related costs component of the restructuring charge does not represent all of the amounts to be recorded in connection with the separation of the employees referred to above. The company expects additional charges relating to productivity improvement as the assessment of the employees impacted and communication of severance benefits to affected employees is finalized. Restructuring charges, including the third quarter 1998 charge, are expected to total about $500 million.

Derivatives and Hedging Activities:
In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The company must adopt this standard no later than January 1, 2000. The company is reviewing the requirements of this standard, which are quite complex. Although the company expects that this standard will not materially affect its financial position and results of operations, it has not yet determined the impact of this standard on its financial statements.

Debt issuances:
In October 1998, a Japanese subsidiary of the company, Sumitomo 3M Limited, completed a 5-year, 10 billion yen (approximately $85 million), 0.795 percent fixed rate private placement note.

In July 1998, a German subsidiary of the company, 3M Deutschland GmbH, completed a 3-year, $200 million, 5.75 percent Eurobond offering. After giving effect to an interest rate swap, the company will have an interest obligation based on a floating LIBOR index.

Comprehensive income:
Effective January 1, 1998, the company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Total comprehensive income and the components of accumulated other comprehensive income are presented in the Consolidated Statement of Changes in Stockholders' Equity.

Earnings per share:
The difference in the weighted average shares outstanding for calculating basic and diluted earnings per share is attributable to the assumed exercise of the Management Stock Ownership Program stock options for the three-month and nine-month periods ended September 30, 1998 and 1997. Effective July 1997, all General Employees' Stock Purchase Plan options are exercised on the last business day of each month of grant, resulting in no dilutive effect.

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

               Review Report of Independent Auditors


To the Stockholders of Minnesota Mining and Manufacturing Company:

We have reviewed the accompanying condensed consolidated balance sheet of Minnesota Mining and Manufacturing Company and Subsidiaries as of September 30, 1998, and the related condensed consolidated statements of income and changes in stockholders' equity for the three-month and nine-month periods ended September 30, 1998 and 1997, and cash flows for the nine-month periods ended September 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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



St. Paul, Minnesota
October 22, 1998

       Minnesota Mining and Manufacturing Company and Subsidiaries

                 Management's Discussion and Analysis of
              Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Third Quarter
Worldwide  sales for the third quarter totaled $3.766  billion,  down
1.6 percent from the third quarter last year. Excluding changes in currency exchange rates, sales rose about 2 percent. Worldwide volume and selling prices were both up about 1 percent.

In the United States, sales decreased about 1 percent to $1.892 billion. Adjusting for the third-quarter 1997 sale of the outdoor advertising business, sales rose about 1 percent. A number of U.S. businesses posted good growth, with gains in consumer, office, and safety and security businesses. The company experienced soft demand in businesses serving the electronics, transportation safety and industrial markets. In electronics, U.S. sales of several product lines -- including connectors, chip transport media, performance chemicals, and bonding systems -- were impacted by industry weakness, as well as by shifts in customer production to Asia. In transportation safety, the enactment of the new federal highway funding law has not yet translated into increased demand for reflective sheetings. 3M expects benefits from this new funding act to begin in 1999. In industrial markets, abrasive, tape and other industrial businesses have been negatively affected by industry slowdowns.

Internationally, sales totaled $1.874 billion. Overall, local-currency sales gains of about 5 percent, driven about equally between volume and selling prices, were more than offset by currency translation. Expressed in dollars, international sales declined 2 percent. The company increased selling prices in all major geographic areas, helping to offset part of the currency devaluation. Currency translation reduced international sales by about 7 percent. In Europe, volume increased about 3 percent. Good volume gains were posted in Germany, Spain and in the Nordic region, but volume was up only 2 percent in France and was flat in the U.K. In Eastern Europe, where 3M has traditionally posted volume gains of about 20 percent, unit sales rose about 2 percent, impacted by the spillover from the Russian economic instability. In the Asia Pacific area, volume was flat. In Japan, despite the continuing recession, volume increased about 5 percent. In Asia outside Japan, volume declined about 7 percent. 3M posted solid gains in Singapore and China, but was negatively affected by the economic turmoil in Korea, Hong Kong, Thailand and Malaysia. In Latin America, volume increased 3 percent, due to economic slowing brought about by the Asian and Russian instability. In Brazil and Argentina volume was flat for the quarter. In Mexico, unit sales increased about 5 percent. In Canada, volume increased about 11 percent.

Cost of goods sold, which includes manufacturing, research and development, and engineering, was 58.1 percent of sales, up 1.3 percentage points from the third quarter last year. Gross margins benefited from higher selling prices and lower raw material costs. However, the effects of currency exchange rates and low volume growth more than offset these benefits. Currency reduced gross margins by seven-tenths of a percentage point. The currency effect relates to the impact of currency fluctuations on the transfer of goods between 3M operations in the United States and abroad.

Selling, general and administrative spending was 25.2 percent of sales, up slightly as a percent of sales from the same quarter last year, but down $5 million.

During the third quarter, 3M recorded a $332 million ($214 million after-tax) restructuring charge. Details of the restructuring charge are discussed in the Notes to Consolidated Financial Statements.

The operating income discussion that follows excludes the restructuring charge. Worldwide operating income was 16.7 percent of sales, down 1.6 percentage points from the third quarter last year. Margins were down nearly 3 percentage points in the United States and four-tenths of a point internationally. Operating income was $629 million, down 10.3 percent from the year-earlier quarter. Currency reduced operating income by about $55 million, or 8 percent.

Third quarter interest expense of $37 million was up $14 million from the same quarter last year, reflecting a moderate increase in the company's financial leverage. Net investment and other income was $11 million, in line with the level averaged in each of the past four quarters. The third quarter of 1998 reflects a $10 million adjustment to finalize the accounting for the 1997 divestiture of National Advertising Company.

The impact of the 1998 restructuring charge and the 1997 gain on divestiture on 3M's income statement and tax rate is summarized in the following table.


Supplemental Consolidated Statement of Income Information (Unaudited)
(Millions, except per-share amounts)
Three months ended
                      September 30, 1998              September 30, 1997
                  Excluding
                   Restruc-  Restruc-             Excluding   Gain on
                     turing    turing  Reported      Dives-    Dives-  Reported
                     Charge    Charge     Total      titure    titure     Total
Operating income    $  629    $ (332)   $   297    $    701   $   --    $   701
Other income and
  expense               16        --         16          10      (803)     (793)
Income before income
 taxes and minority
 interest           $  613    $ (332)   $   281     $   691    $  803   $ 1,494
Provision for income
 taxes                 214      (118)        96         241       308       549
Effective tax rate    35.0%     35.5%      34.3%       35.0%     38.4%     36.8%
Minority interest        7        --          7          18        --        18
Net income          $  392    $ (214)   $   178     $   432    $  495   $   927
Earnings per
 share - diluted    $ 0.97    $(0.53)   $  0.44     $  1.03    $ 1.18   $  2.21


Excluding the 1998 restructuring charge and the 1997 gain on divestiture, the worldwide effective income tax rate for the quarter was 35.0 percent, the same as in the third quarter last year. The 1998 restructuring charge was taxed at a rate of 35.5 percent. The 1997 gain on divestiture was taxed fully in the United States at a rate of 38.4 percent (federal statutory rate of 35.0 percent and a net effective state tax rate of 3.4 percent). This results in a total 3M combined effective tax rate of 34.3 percent for the third quarter, compared to 36.8 percent in the third quarter last year.

Net income totaled $178 million, or $0.44 per diluted share, compared with $927 million, or $2.21 per diluted share, in the third quarter of 1997. Excluding the 1998 restructuring charge and the 1997 gain on divestiture, net income totaled $392 million, or $0.97 per diluted share, compared with $432 million, or $1.03 per diluted share, in the third quarter of 1997. The company estimates that changes in the value of the U.S. dollar decreased earnings for the quarter by about 8 cents per share compared with the third quarter of 1997. This estimate includes the effect of translating profits from local currencies into U.S. dollars; the impact of currency fluctuations on the transfer of goods between 3M operations in the United States and abroad; and transaction gains and losses.

Year-to-date
On a year-to-date basis, worldwide sales totaled $11.236 billion, down about 1 percent from the same period last year. Excluding changes in currency exchange rates, sales rose about 3 percent. Unit sales increased about 2 percent, while selling prices were up about 1 percent.

In the United States, sales decreased slightly to $5.457 billion. Adjusting for the third-quarter 1997 sale of the outdoor advertising business, sales rose about 2 percent. Internationally, sales totaled $5.779 billion, with local-currency sales gains more than offset by currency translation. Expressed in dollars, international sales declined 2 percent. Volume increased about 5 percent and selling prices were up 2 percent. Currency translation reduced international sales by about 9 percent.

Cost of goods sold, which includes manufacturing, research and development, and engineering, was 57.3 percent of sales, up eight-tenths of a percentage point from the same period last year. The factors that influenced gross margins for the third quarter were the same factors that affected the year-to-date results.

Selling, general and administrative spending was 25.3 percent of sales, up slightly as a percent of sales from the same period last year, but down $23 million.

The operating income discussion that follows excludes the restructuring charge. Worldwide operating income was 17.4 percent of sales, down nine-tenths of a percentage point from the same period last year. Margins were down 1.7 percentage points in the United States and down slightly internationally. Operating income was $1.950 billion, down 6.2 percent from the year-earlier period. Currency reduced operating income by about $200 million, or 10 percent.

Interest expense of $106 million was up $32 million from the first nine months of last year, reflecting the company's strategy to lower its cost of capital by moderately increasing its financial leverage. This strategy may increase interest expense by about $50 million for total year 1998 when compared to 1997. Net investment and other income was $33 million, in line with recent trends.

The impact of the 1998 restructuring charge and the 1997 gain on divestiture on 3M's income statement is summarized in the following table.


Supplemental Consolidated Statement of Income Information (Unaudited)
(Millions, except per-share amounts)
Nine months ended

                      September 30, 1998             September 30, 1997
                  Excluding
                   Restruc-  Restruc-             Excluding   Gain on
                     turing    turing  Reported      Dives-    Dives-  Reported
                     Charge    Charge     Total      titure    titure     Total
Operating income     $1,950   $ (332)   $ 1,618    $  2,078    $   --   $ 2,078
Other income and
 expense                 63       --         63          30      (803)     (773)
Income before income
 taxes and minority
 interest            $1,887   $ (332)   $ 1,555     $ 2,048    $  803   $ 2,851
Provision for income
 taxes                  670     (118)       552         727       308     1,035
Effective tax rate     35.5%    35.5%      35.5%       35.5%     38.4%     36.3%
Minority interest        39       --         39          61        --        61
Net income           $1,178   $ (214)   $   964     $ 1,260    $  495   $ 1,755
Earnings per
 share - diluted     $ 2.88   $(0.52)   $  2.36     $  2.99    $ 1.18   $  4.17


The worldwide effective income tax rate for the first nine months was
35.5 percent, the same as the tax rate (excluding the gain on divestiture) in the same period last year.

Net income totaled $964 million, or $2.36 per diluted share, compared with $1.755 billion, or $4.17 per diluted share, in the first nine months of 1997. Excluding the 1998 restructuring charge and the 1997 gain on divestiture, net income totaled $1.178 billion, or $2.88 per diluted share, compared with $1.260 billion, or $2.99 per diluted share, in the first nine months of 1997. The company estimates that changes in the value of the U.S. dollar decreased earnings for the first nine months by about 29 cents per share compared with the same period in 1997. This estimate includes the effect of translating profits from local currencies into U.S. dollars; the impact of currency fluctuations on the transfer of goods between 3M operations in the United States and abroad; and transaction gains and losses.

FUTURE OUTLOOK
3M expects higher fourth-quarter 1998 sales and earnings compared with the same quarter last year, excluding the impact of any additional restructuring charges taken in the fourth quarter of 1998. The company expects to take additional restructuring charges related to productivity improvement initiatives in the fourth quarter of 1998 and possibly into 1999, which would bring total restructuring charges to an estimated $500 million. Currency, due to purchased goods effects, is expected to reduce earnings in the fourth quarter of 1998 by about 5 cents per share.

Results are expected to benefit from 3M's cost reduction efforts. 3M has an 8 percent annual productivity improvement objective, as
measured  by sales growth per employee in local currencies.   Due  to
the turmoil in the Asia Pacific area and softness in certain businesses in the United States, 1998 productivity will not meet the 8 percent target for the first time in 4 years. During the third quarter of 1998, employment declined about 1,600 people, about 1,000 people excluding summer temporary workers. The company expects to reduce up to an additional 1,000 positions by the end of 1998. By the end of 1999, including personnel reductions in the second half of 1998, the company expects a total reduction of 4,500 employees. These actions should help the company regain and sustain its 8 percent productivity-improvement target.

The company is monitoring worldwide business conditions closely and will adjusts prices, costs and investments as appropriate. Overall, the company has experienced earnings declines of about 20 percent in the Asia Pacific area for the first nine months of 1998. The company does not expect a significant change in this situation in the fourth quarter of 1998. 3M expects that the Latin American economies will continue to decelerate. 3M is also cautious about the near-term outlook for the U.S. and European economies. Given this scenario, 3M expects modest sales growth in the fourth quarter when compared with the same quarter last year.

For total year 1998, the company expects to buy back about 9 million shares of 3M stock. This is expected to result in shares outstanding at year-end 1998, net of issuances, of about one percent less when comparing to year-end 1997 balances.

IMPACT OF THE YEAR 2000 ISSUE
The Year 2000 issue is the result of using only the last two digits to indicate the year in computer hardware and software programs and embedded technology such as micro-controllers. As a result, these programs do not properly recognize a year that begins with "20" instead of the familiar "19." If uncorrected, such programs will be unable to interpret dates beyond the year 1999, which could cause computer system failure or other errors disrupting operations.

The company recognizes the importance of the Year 2000 issue and has given it high priority. In November 1996, the company created a corporate-wide Year 2000 project team representing all company business and staff units. The team's objective is to ensure an uninterrupted transition to the year 2000 by assessing, testing and modifying products and IT and non-IT systems (defined below) so that they will perform as intended, regardless of the date (before, during and after December 31, 1999), and dates (before, during and after December 31, 1999 and including February 29, 2000) can be processed with expected results ("Year 2000 Compliant"). The scope of the Year 2000 compliance effort includes (i) information technology ("IT") such as software and hardware; (ii) non-IT systems or embedded technology such as micro-controllers contained in various manufacturing and lab equipment, environmental and safety systems, facilities and utilities, and date-sensitive company products; and
(iii) the readiness of key third parties, including suppliers and customers, and the electronic data interchange (EDI) with those key third parties.

The Year 2000 project team has taken inventory of products and IT and non-IT systems or components that might malfunction or fail at the end of the millennium. The project teams then categorized the potential date component failures into three categories: "Vital" (stops the business operation and no short-term solution is available); "Critical" (inconvenient to the business operation and a short-term solution is available); and "Marginal" (inconsequential to the business operation).

IT Systems - The company is using both internal and external resources to remediate and test millions of lines of application software code. As of September 30, 1998, approximately 95% of the core IT systems (e.g., general ledger, payroll, procurement and order management) located in the United States that are deemed "Vital" and "Critical" are Year 2000 Compliant. As of September 30, 1998, approximately 75% of the IT systems in subsidiaries outside the United States that are deemed "Vital" and "Critical" are Year 2000 Compliant.

Non-IT Systems - The company has over 100 manufacturing and lab locations worldwide with varying degrees of non-IT systems (such as programmable logic controllers, gauging guidance and adjustment systems and testing equipment). Assessment and testing of non-IT systems for Year 2000 compliance has proven much more difficult than assessing compliance of IT systems. Compliance testing of non-IT systems often requires shutdown of the manufacturing operations. To minimize these disruptions, the company has contacted the suppliers of non-IT systems used in the company's facilities and obtained statements on whether the system is Year 2000 Compliant. The company has relied on such vendor statements and tested components of non-IT systems where the testing does not interrupt manufacturing operations. As of September 30, 1998, approximately 75% of the non-IT systems located in the United States that are deemed "Vital" and "Critical" and approximately 65% of the non-IT systems in subsidiaries outside the United States that are deemed "Vital" and "Critical" are believed to be Year 2000 Compliant.

Third Parties - In addition to internal Year 2000 IT and non-IT remediation activities, the company is in contact with key suppliers and electronic commerce customers to minimize disruptions in the relationship between the company and these important third parties from the Year 2000 issue. While the company cannot guarantee compliance by third parties, the company will consider alternate sources of supply in the event a key supplier cannot demonstrate its systems or products are Year 2000 Compliant.

Contingency Planning - The primary focus of the Year 2000 project teams has been directed at making the company's IT and non-IT systems and products Year 2000 Compliant. The company is working on contingency plans specifying what the company will do if failures occur in its IT and non-IT systems or important third parties are not

Year 2000 Compliant. The company expects to have such contingency plans finalized by March 31, 1999 for its IT and non-IT systems and by April 30, 1999 for its key suppliers.

Company Products - The vast majority of the company's products are not date-sensitive. The company has collected information on current and discontinued date-sensitive products. This information is available to customers as of the date of this filing.

Costs - Through September 30, 1998, the company had expensed incremental
costs  of  $41  million related to the Year 2000  issue.   The  total
remaining incremental cost is estimated to be approximately $34 million. The company is expensing as incurred all costs related to the assessment and remediation of the Year 2000 issue. These costs are being funded through operating cash flows. The company's total cost for the Year
2000   issue  includes  estimated  costs  and  time  associated  with
interfacing  with third parties' Year 2000 issues.   These  estimates
are based on currently available information.

The company's current estimates of the amount of time and costs necessary to remediate and test its computer systems are based on the facts and circumstances existing at this time. The estimates were made using assumptions of future events including the continued availability of certain resources, Year 2000 modification plans,
implementation success by key third-parties, and other factors.   New
developments may occur that could affect the company's estimates of the amount of time and costs needed to modify and test its IT and non-IT systems for Year 2000 compliance. These developments include, but are not limited to: (i) the availability and cost of personnel trained in this area; (ii) the ability to locate and correct all relevant date-sensitive codes in both IT and non-IT systems; (iii) unanticipated failures in its IT and non-IT systems; and (iv) the planning and Year 2000 compliance success that key customers and suppliers attain.

The company cannot determine the impact of these potential developments on the current estimate of probable costs of making its products and IT and non-IT systems Year 2000 Compliant. Accordingly, the company is not able to estimate its possible future costs beyond the current estimate of costs. As new developments occur, these cost estimates may be revised to reflect the impact of these developments on the costs to the company of making its products and IT and non-IT systems Year 2000 Compliant. Such revisions in costs could have a material adverse impact on the company's net income in the quarterly period in which they are recorded. Although the company considers it unlikely, such revisions could also have a material adverse effect on the consolidated financial position or annual results of operations of the company.

THE EURO CONVERSION
On January 1, 1999, eleven of the fifteen member countries of the European Union (EU) will establish fixed conversion rates through the European Central Bank (ECB) between their existing local currencies and the Euro, the EU's future single currency. The participating countries have agreed to adopt the Euro as their common legal currency on that date. The Euro will then trade on currency exchanges and be available for non-cash transactions.

Following introduction of the Euro, the local currencies will remain legal tender between January 1, 1999 and January 1, 2002. During the transition period, goods and services may be paid for using either the Euro or the local currency under the EU's "no compulsion, no prohibition" principle. If cross-border payments are made in a local currency during this transition period, the amount will first be converted into the Euro and then converted from the Euro into the second local currency at the rates fixed by the ECB. Beginning no later than January 1, 2002, the participating countries will issue new Euro-denominated bills and coins for use in cash transactions. By no later than July 1, 2002, the participating countries will withdraw all bills and coins denominated in local currencies, making conversion to the Euro complete.

In February 1997, the company created a European Monetary Union (EMU) Steering Committee and project teams representing all company business and staff units in Europe. The teams' objective is to ensure a smooth transition to EMU for the company and its constituencies. The scope of the teams' efforts includes (i) assessing the Euro's impact on the company's business and pricing strategies for customers and suppliers, and (ii) ensuring that the company's business processes and information technology (IT) systems can process transactions in Euros and local currencies during the transition period and achieve the conversion of all relevant local currency data to the Euro by January 1, 2002 in the participating countries.

Europe is a significant market for the company, contributing 24% of consolidated sales and 16% of consolidated operating income in 1997. The company believes that the Euro will, over time, create increased price competition for the company's products across Europe due to cross-border price transparency. The company also believes that the adverse effects of increased price competition will be offset to some extent by new business opportunities and efficiencies in what will become the world's second largest economy. The company, however, is not able to estimate the anticipated net long-term impact of the introduction of the Euro on the company.

The company has consolidated its IT operations and made significant investments in its IT systems in Europe over the past few years in anticipation of the EMU. The company expects that these investments will enable the company to manage customer orders, invoices, payments and accounts in Euros and in local currencies according to customer needs by January 1, 1999. During the three-year transition period, the company anticipates spending approximately $25 million to complete the conversion to the Euro. The company has not developed contingency plans at this time since the company believes its IT systems will be ready by January 1, 2002 for the Euro conversion.

The introduction of the Euro is not expected to have a material impact on the company's overall currency risk. Although the company engages in significant trade within the EU, the impact today of changes in currency exchange rates on the trade within the EU has not been material. The company anticipates the Euro will simplify financial issues related to cross-border trade in the EU and reduce the transaction costs and administrative time necessary to manage this trade and related risks. The company believes, however, that the savings will not be material to corporate results.

The company does have derivatives outstanding beyond January 1, 1999 in several of the European local currencies. Under the EU's "no compulsion, no prohibition" principle, the outstanding derivative positions will either mature as local currency contracts or convert to Euro contracts at no additional economic cost to the company. The company believes that systems used to monitor derivative positions can be appropriately modified for these changes. The company believes the impact of the introduction of the Euro on the company's derivative positions will not be material.

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

Working capital decreased $195 million to $1.990 billion at September 30, 1998, compared to $2.185 billion at year-end 1997. The accounts receivable average days' sales outstanding was 57 days, down slightly from year-end. The company's key inventory index was 3.8 months, unchanged from year-end. The company's current ratio was 1.4, down from 1.5 at year-end.

Total debt increased $608 million from year-end 1997 to $3.122 billion. In line with the company's strategy to lower its cost of capital, total debt increased from an average of about $2 billion in 1997 to $3.122 billion as of September 30, 1998. As of September 30, 1998, total debt was 35 percent of total capital.

The company's strong credit rating provides ready and ample access to funds in global capital markets. In February 1998, the parent company issued $330 million of 30-year, 6.375 percent debentures. In July 1998, a German subsidiary of the company, 3M Deutschland GmbH, completed a 3-year, $200 million, 5.75 percent Eurobond offering. In October 1998, a Japanese subsidiary of the company, Sumitomo 3M Limited, completed a 5-year, 10 billion yen (approximately $85 million), 0.795 percent fixed rate private placement note. At
September 30, 1998, the company had available short-term lines of credit totaling about $600 million.

Net cash provided by operating activities from continuing operations totaled $1.498 billion in the first nine months of the year, down $160 million from the same period last year. Net cash outflows from mammary implant litigation were $339 million higher than in the same period last year. Asset impairment charges of $161 million relate to the third quarter 1998 restructuring and represent the write-down of certain assets to net realizable value. Working capital and other changes in 1998 includes the impact of the employee severance and business disposition components of the restructuring charges.

Timing differences between payment of implant liabilities and receipt of related insurance recoveries could affect the cash flows of future periods. This is discussed in Part II, Item 1, Legal Proceedings, of this Form 10-Q.

Net cash used by operating activities from discontinued operations was $92 million in the first nine months of 1997. Payments made in 1997 were primarily severance payments related to discontinued operations.

Cash used in investing activities was $1.124 billion in the first nine months of the year, compared to cash provided of $35 million in the same period last year. In 1997, cash proceeds related to the sale of National Advertising Company totaled $1 billion. Capital expenditures for the first nine months of 1998 were $1.056 billion, an increase of 5.5 percent compared with the same period last year.

Treasury stock repurchases for the first nine months of 1998 were $606 million, compared with repurchases in the same period last year of $1.229 billion. In the third quarter of 1997, net proceeds from the National Advertising Company divestiture were primarily used to repurchase shares and to reduce short-term debt. Financing activities for both short-term and long-term debt provided net cash inflows of $649 million, compared with net cash outflows of $302 million in the first nine months last year.

The  company repurchased about 7.3 million shares of common stock  in the first nine months of 1998, compared with 13.6 million shares in the same period last year. In November 1997, the Board of Directors authorized the repurchase of up to 25 million shares of 3M common stock through December 31, 1998. As of September 30, 1998, 15.3 million shares remained authorized for repurchase. Stock repurchases are made to support employee stock purchase plans and for other corporate purposes.

Cash dividends paid to shareholders totaled $666 million in the first nine months of this year, compared with $661 million in the same period last year. In February 1998, the quarterly dividend was increased to 55 cents a share.

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

The company expects to complete the refinancing of its Employee Stock Ownership Plan in late 1998 or early 1999, which would result in an estimated $40 million after tax charge (estimated $0.10 per diluted share). This would be reported as an extraordinary loss from early extinguishment of debt.

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

Breast Implant Litigation

As of September 30, 1998, the company had been named as a defendant, often with multiple co-defendants, in 6,929 lawsuits and 144 claims in various courts, all seeking damages for personal injuries from allegedly defective breast implants. These claims and lawsuits purport to represent 22,757 individual claimants. It is not yet certain how many of these lawsuits and claims involve products manufactured and sold by the company, as opposed to other manufacturers. The company entered the business of manufacturing breast implants in 1977 by purchasing McGhan Medical Corporation. In 1984, the company sold the business to a corporation that also was named McGhan Medical Corporation.

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

Eligible participants with 3M implants who did not file current claims but are able to satisfy the more restrictive disease and severity criteria during an ongoing period of 15 years will be eligible for the Long-Term Benefits, subject to certain funding limitations. Such participants also will be eligible for an advance payment of $1,000 upon proof of having 3M implants and upon waiving or not timely exercising the right to opt out of the Revised Settlement Program or, as an elective option expiring on June 15,1999, a payment of $3,500 in full settlement of all breast implant claims including any claim for Long-Term Benefits under the Revised Settlement Program. Benefit levels for eligible participants who are not current claimants and have only Post 8/84 McGhan implants (or only Post 8/84 McGhan implants plus certain other manufacturers' implants) or who are current foreign claimants will range from $10,000 to $50,000. A benefit payment of $3,500 for foreign registrants other than current foreign claimants, so called Other Registrants, has been agreed to by the Company and the Foreign Claimants Committee. This benefit thus completes the foreign claimant aspects of the Revised Settlement Program. A notice to foreign registrants has been approved by the Court.

As of the date of this filing, the company believes that approximately 90% of the registrants, including those claimants who filed current claims, have elected to participate in the Revised Settlement Program. It is still unknown as to what disease criteria all claimants have satisfied, and what options they have chosen. As a result, the total amount and timing of the company's prospective payments under the Revised Settlement Program cannot be determined with precision at this time. As of September 30, 1998 the company has paid $232 million into the court-administered fund as a reserve against costs of claims payable by the company under the Revised Settlement Program (including a $5 million administrative assessment). Additional payments will be made as necessary. Payments to date have been consistent with the company's estimates of the total liability for these claims.

In the first quarter of 1994, the company took a pre-tax charge of $35 million ($22 million after tax) in recognition of its then best estimate of its probable liabilities and associated expenses, net of the probable amount of insurance recoverable from its carriers. In the second quarter of 1998, the company increased its estimate of the minimum probable liabilities and associated expenses to approximately $1.1 billion. This amount represents the company's best estimate of the minimum amount to cover the cost and expense of the Revised Settlement Program and the cost and expense of resolving opt-out claims and recovering insurance proceeds. After subtracting payments of $912 million as of September 30, 1998, for defense and other costs and settlements with litigants and claimants, the company had accrued liabilities of $188 million.

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

As of September 30, 1998, the company had accrued receivables for insurance recoveries of $772 million, substantially all of which is contested by the insurance carriers. Various factors could affect the timing and amount of proceeds to be received under the company's various insurance policies, including (i) the timing of payments made in settlement of claims; (ii) the outcome of occurrence insurance litigation in the courts of Minnesota (as discussed above) and Texas; (iii) potential arbitration with claims-made insurers;
(iv) delays in payment by insurers; and (v) the extent to which insurers may become insolvent in the future. There can be no absolute assurance that the company will collect all amounts accrued as being probable of recovery from its insurers.

The company's current estimate of the probable liabilities, associated expenses and probable insurance recoveries related to the breast implant claims is based on the facts and circumstances existing at this time. New developments may occur that could affect the company's estimates of probable liabilities (including associated expenses) and the probable amount of insurance recoveries. These developments include, but are not limited to, (i) the ultimate Fixed Amount Benefit distribution to claimants in the Revised Settlement Program; (ii) the success of and costs to the company in defending opt-out claims, including claims involving breast implants not manufactured or sold by the company; (iii) the outcome of the occurrence insurance litigation in the courts of Minnesota and Texas; and (iv) the outcome of potential arbitration with claims-made insurers.

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

           (12) A statement regarding the calculation of the ratio of earnings to fixed charges. Page 30.

           (15) A letter from the company's independent auditors regarding unaudited interim financial statements.
                Page 31.

           (27) Financial data schedule (EDGAR filing only).

      (b)  Reports on Form 8-K:
The company filed a report on Form 8-K dated August 27, 1998.
In a release dated August 27, 1998, the company announced that it expects double-digit earnings growth for the coming three years and sales to increase an average of eight percent per year. The company also announced its plans for growth and productivity improvement. The company stated that it anticipates a pre-tax charge of as much as
$500  million  associated with actions outlined in the release.   The
news   release  contained  forward-looking  statements  relating   to
earnings and sales growth over the next three years and other matters. The news release was attached as Exhibit 99 to the Form 8-K.

None of the other item requirements of Part II of Form 10-Q are applicable to the company for the quarter ended September 30, 1998.

                                 SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          MINNESOTA MINING AND MANUFACTURING COMPANY
                                         (Registrant)



Date:           November 6, 1998


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