Form 10-K
period 1998-12-31
MINNESOTA MINING & MANUFACTURING CO
filed 1999-02-12
CIK 66740

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                               FORM 10-K

        [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
                  For the year ended December 31, 1998


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

  Note: The common stock of the registrant is also traded on the Swiss stock exchange.

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

    Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of voting stock held by nonaffiliates of the registrant, based on the closing price of $77.63 per share as reported on the New York Stock Exchange-Composite Index on January 29, 1999, was $31.2 billion.

     Shares of common stock outstanding at January 31, 1999: 402,145,924.

                     DOCUMENTS INCORPORATED BY REFERENCE
    Parts of the following documents are incorporated by reference in Parts III and IV of this Form 10-K: (1) Proxy Statement for registrant's 1999 annual meeting, (2) Form 10-Q for period ended June 30, 1987; Form 8-K dated November 20, 1996; Form 8-K dated June 30, 1997, (3) Registration Nos. 33-48089 and 333-30689.
                        This document contains 54 pages.
                   The exhibit index is set forth on page 49.

                   MINNESOTA MINING AND MANUFACTURING COMPANY
                                  FORM 10-K
                      For the Year Ended December 31, 1998
                                   PART I

Item 1. Business.

Minnesota Mining and Manufacturing Company was incorporated in 1929 under the laws of the State of Delaware to continue operations, begun in 1902, of a Minnesota corporation of the same name. As used herein, the term "3M" or "company" includes Minnesota Mining and Manufacturing Company and subsidiaries unless the context otherwise indicates.

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

At December 31, 1998, the company employed 73,564 people.

Business Segments
Financial information and other disclosures relating to 3M's three business segments and operations in various geographic areas are provided in the Notes to Consolidated Financial Statements. 3M's three business segments bring together common or related 3M technologies, enhancing the development of innovative products and services and providing for efficient sharing of business resources. These segments have worldwide responsibility for virtually all 3M product lines. A few miscellaneous businesses and staff-sponsored products, as well as various corporate assets and corporate overhead expenses, are not assigned to the segments.

Industrial and Consumer Markets: This segment provides pressure-sensitive adhesives, specialty tapes, coated and nonwoven abrasives, consumer and office products, electronic and electrical products, and telecommunications products.

Industrial products include a wide variety of high-performance and general-purpose pressure-sensitive tapes, as well as specialty products. Major products include industrial tapes made from materials such as foil, film, vinyl and polyester; specialty tapes and adhesives, including Scotch brand VHB brand Tapes, lithographic tapes, joining systems, specialty additives, vibration control materials, liquid adhesives, and reclosable fasteners; general-purpose tapes, such as masking, box-sealing and filament; labels and other materials for identifying and marking durable goods; coated and non-woven abrasives for grinding, conditioning and finishing surfaces; finishing compounds; and products for maintaining and repairing vehicles.

Major consumer and office products include Scotch brand tapes; Post-it brand Note products, such as flags, memo pads, labels, stickers, pop-up notes and dispensers; home care products, including Scotch-Brite brand Scouring Products, O-Cel-O brand Sponges and Scotchgard brand Fabric Protectors; energy control products; nonwoven abrasive materials for floor maintenance and commercial cleaning; floor mattings; and home improvement products, including surface-preparation and wood-finishing materials, and filters for furnaces and air conditioners.

Major electronic and electrical products include packaging and interconnection devices; insulating materials, including pressure-sensitive tapes and resins; and related items. These products are used extensively by manufacturers of electronic and electrical equipment, as well as in the construction and maintenance segments of the electric utility, telephone and other industries. Telecommunications products serve the world's telephone companies with a wide array of products for fiber-optic and copper-based telephone systems. These include many innovative connecting, closure and splicing systems, maintenance products and test equipment. Visual communication products serve the world's office and education markets with overhead projectors and transparency films, plus equipment and materials for electronic and multimedia presentations.

Transportation, Safety and Specialty Material Markets: This segment provides reflective sheeting, high-performance graphics, respirators, automotive components, optical films and specialty materials.

Transportation products include reflective sheetings used on highway signs, vehicle license plates, construction workzone devices, trucks and other vehicles. Major occupational health and safety products include maintenance-free and reusable respirators, plus personal monitoring systems. Other products include spill-control sorbents, Thinsulate brand and Lite Loft brand Insulations, traffic control devices, electronic surveillance products, reflective materials for personal safety, and films that protect against counterfeiting.

Major commercial graphic products include equipment, films, inks and related products used to produce graphics for vehicles and signs. Major automotive products include body side-molding and trim; functional and decorative graphics; corrosion-resistant and abrasion-resistant films; tapes for attaching nameplates, trim and moldings; and fasteners for attaching interior panels and carpeting. Safety and security products include reflective materials that are widely used on apparel, footwear and accessories, enhancing visibility in low-light situations. Optical products include brightness enhancement films for electronic displays and multilayer optical films. Other products include natural and color-coated mineral granules for asphalt shingles. On August 15, 1997, the company sold National Advertising Company, an outdoor and mall advertising subsidiary that was part of this segment.

Major specialty materials include protective materials for furniture, fabrics and paper products; firefighting agents; fluoroelastomers for seals, tubes and gaskets in engines; engineering fluids; and high-performance fluids used in the manufacture of computer chips, and for electronic cooling and lubricating of computer hard disk drives.

Health Care Markets: Major product categories include skin health, medical/surgical supplies and devices, infection control, cardiovascular systems, health care information systems, pharmaceuticals, drug delivery systems, dental products, and closures for disposable diapers.

Medical product lines include skin health and infection protection, as well as microbiology and health information systems. In skin health, 3M is a leading supplier of medical tapes and dressings. In infection protection, 3M markets a variety of surgical drapes and masks, as well as sterilization assurance equipment. The segment also provides microbiology products, which make it faster and easier for food processors to test for microbiological quality of food. In health information systems, 3M markets computer software for hospital coding and data classification. This segment also provides medical supplies and devices, including orthopedic casting materials, electrodes, stethoscopes, heart-lung machines and blood gas monitors.

This segment also serves the pharmaceutical and dental markets, as well as manufacturers of disposable diapers. Among ethical pharmaceuticals are analgesics, anti-inflammatories and cardiovascular products. Other products include drug-delivery systems, such as metered-dose inhalers, transdermal skin patches and related components. Dental products include tooth-colored fillings, crowns, impression materials and orthodontic appliances. This segment also provides tape closures for disposable diapers, and hook-and-loop fastening systems and other diaper components that help diapers fit better.

Discontinued Operations
In November 1995, the Board of Directors approved a plan to launch the company's data storage and imaging businesses as an independent, publicly owned company and to discontinue 3M's audio and video business. This is discussed in the Notes to Consolidated Financial Statements.

Distribution
3M products are sold directly to users and through numerous wholesalers, retailers, jobbers, distributors and dealers in a wide variety of trades in many countries around the world. Management believes that the confidence of wholesalers, retailers, jobbers, distributors and dealers in 3M and its products, developed through long association with skilled marketing and sales representatives, has contributed significantly to 3M's position in the marketplace and to its growth. 3M has 240 sales offices and distribution centers worldwide, including nine major branch offices located in principal cities throughout the United States. 3M operates 30 sales offices and distribution centers in the United States. Internationally, 3M has 210 sales offices and distribution centers.

Research, Patents and Raw Materials
Research and product development constitute an important part of 3M's activities. Products resulting from research and development have been major drivers of 3M's growth. Research and development spending totaled $1.016 billion, $1.002 billion and $947 million in 1998, 1997 and 1996, respectively.

Corporate research laboratories support research efforts of division and market laboratories. These corporate laboratories also engage in research not directly related to existing 3M product lines. Most major operating divisions have their own laboratories to improve existing products and develop new products. Research staff groups provide specialized services in instrumentation, engineering and process development. 3M also maintains an organization for technological development not sponsored by other units of the company.

3M is the owner of many domestic and foreign patents derived primarily from its research activities. 3M's business as a whole is not materially dependent upon any one patent, license or trade secret, or upon any group of related patents, licenses or trade secrets.

The company experienced no significant or unusual problems in the purchase of raw materials during 1998. It is impossible to predict future shortages or the impact such shortages would have.

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

Executive Officers (continued)

                                                      Year Elected
                                                      to Present
Name                Age   Present Position            Position      Other Positions Held During 1994-1998
Livio D. DeSimone    62   Chairman of the Board        1991
                          and Chief Executive Officer

J. Marc Adam         60   Vice President, Marketing    1995         Group Vice President, Medical
                                                                      Products Group, 1991-1995

Giulio Agostini      63   Senior Vice President,       1993
                          Finance and
                          Administrative Services

Ronald O. Baukol     61   Executive Vice President,    1995         Vice President, Asia Pacific,
                          International Operations                    Canada and Latin America, 1994-1995
                                                                    Vice President, Asia Pacific, 1991-1994

John W. Benson       54   Executive Vice President,    1998         Group Vice President, Industrial
                          Health Care Markets                         Markets Group, 1996-1997
                                                                    Group Vice President, Abrasive,
                                                                      Chemical and Film Products Group, 1995
                                                                    Division Vice President, Abrasive
                                                                      Systems Division, 1995
                                                                    Managing Director, 3M United Kingdom PLC,
                                                                      and Managing Director, 3M Ireland Ltd.,
                                                                      1992-1995

William E. Coyne     62   Senior Vice President,       1996         Vice President, Research and
                          Research and Development                    Development, 1994-1995
                                                                    President and General Manager,
                                                                      3M Canada, Inc., 1990-1994.

M. Kay Grenz         52   Vice President,              1998         Staff Vice President, Human Resources
                          Human Resources                             Consulting and Resource Services,
                                                                      1996-1998
                                                                    Staff Vice President, Human Resources
                                                                      Corporate Services, 1992-1996

Charles E. Kiester   62   Senior Vice President,       1993
                          Engineering, Quality and
                          Manufacturing Services

W. George Meredith   55   Executive Vice President,    1998        Executive Vice President, Life Sciences
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

Raymond C. Richelsen 57   Executive Vice President,    1998        Group Vice President, Traffic and
                          Transportation, Safety and                 Personal Safety Markets Group, 1997
                          Specialty Material Markets               Vice President and General Manager,
                                                                     National Advertising Company and
                                                                     Media Networks, Inc., 1996
                                                                   Group Vice President, Audio and
                                                                     Video Products Group, 1995-1996
                                                                   Group Vice President, Memory
                                                                     Technologies Group, 1991-1995

John J. Ursu         59   Senior Vice President,       1997        Vice President, Legal Affairs and
                          Legal Affairs and                          General Counsel, 1993-1996
                          General Counsel

Harold J. Wiens      52   Executive Vice President,    1998        Group Vice President, Industrial
                          Industrial and Consumer                    Markets Group, 1998
                          Markets                                  Executive Vice President, Sumitomo
                                                                     3M Limited, 1995-1997
                                                                   Division Vice President, Data Storage
                                                                     Tape Technology Division, 1994-1995
                                                                   General Manager, Data Storage Tape
                                                                     Technology Division, 1992-1994


Item 2. Properties.

3M's general offices, corporate research laboratories, some division laboratories and certain manufacturing facilities are located in St. Paul, Minnesota. In the United States, 3M has 30 sales offices and distribution centers in 20 states and operates 68 manufacturing facilities in 24 states. Internationally, 3M has 210 sales offices and distribution centers. The company operates 86 manufacturing and converting facilities in 41 countries outside the United States.

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

Breast Implant Litigation

As of December 31, 1998, the company had been named as a defendant, often with multiple co-defendants, in 5,863 lawsuits and 121 claims in various courts, all seeking damages for personal injuries from allegedly defective breast implants. These claims and lawsuits purport to represent 21,001 individual claimants. It is not yet certain how many of these lawsuits and claims involve products manufactured and sold by the company, as opposed to other manufacturers, but the company has confirmed that 1,117 of these claimants have 3M implants. The company entered the business of manufacturing breast implants in 1977 by purchasing McGhan Medical Corporation. In 1984, the company sold the business to a corporation that also was named McGhan Medical Corporation.

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

The Revised Settlement Program includes domestic class members with implants manufactured by certain manufacturer defendants, including Baxter International, Bristol Meyers-Squibb, the company and McGhan Medical Corporation. The company's obligations under the Revised Settlement Program are limited to eligible claimants with implants manufactured by the company or its predecessors ("3M implants") or manufactured only by McGhan Medical Corporation after its divestiture from the company on August 3, 1984 ("Post 8/84 McGhan implants"). With respect to claimants with only Post 8/84 McGhan implants (or only Post 8/84 McGhan implants plus certain other manufacturers' implants), the benefits are more limited than for claimants with 3M implants. Post 8/84 McGhan implant benefits are payable in fixed shares by the company, Union Carbide Corporation and McGhan Medical Corporation. McGhan Medical Corporation has defaulted on its fixed share obligation (which does not affect 3M's obligation to pay its share) and has a request for a mandatory class action recently approved by the Court.

In general, the amounts payable to individual current claimants (as defined in the Court's order) under the Revised Settlement Program, and the company's obligations to make those payments, are not affected by the number of class members who have elected to opt out of the Revised Settlement Program or the number of class members making claims under the Revised Settlement Program. In addition to certain miscellaneous benefits, the Revised Settlement Program provides for two compensation options for current claimants with 3M implants.

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

On June 10, 1998 the Court approved the terms of a settlement program offered by Baxter International, Bristol Meyers-Squibb and the company to eligible foreign implant recipients (the "Foreign Settlement
Program"). Notices and claim forms were mailed on June 15, 1998. Benefits to eligible foreign claimants range from $3,500 to $50,000.

As of the date of this filing, the company believes that approximately 90% of the registrants, including those claimants who filed current claims, have elected to participate in the Revised Settlement Program. It is still unknown as to what disease criteria all claimants have satisfied, and what options they have chosen. As a result, the total amount and timing of the company's prospective payments under the Revised Settlement Program cannot be determined with precision at this time. As of December 31, 1998, the company has paid $232 million into the court-administered fund as a reserve against costs of claims payable by the company under the Revised Settlement Program (including a $5 million administrative assessment). Additional payments will be made as necessary. Payments to date have been consistent with the company's estimates of the total liability for these claims.

In the first quarter of 1994, the company took a pre-tax charge of $35 million ($22 million after tax) in recognition of its then best estimate of its probable liabilities and associated expenses, net of the probable amount of insurance recoverable from its carriers. In the second quarter of 1998, the company increased its estimate of the minimum probable liabilities and associated expenses to approximately $1.1 billion, with an offsetting increase in the probable amount of insurance recoveries. This amount represents the company's best estimate of the minimum amount to cover the cost and expense of the Revised Settlement Program and the cost and expense of resolving opt-out claims and recovering insurance proceeds. After subtracting payments of $963 million as of December 31, 1998, for defense and other costs and settlements with litigants and claimants, the company had accrued liabilities of $137 million.

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

The insurers that are parties to these actions generally acknowledge that they issued products liability insurance to the company and that breast implant claims are products liability claims. The trial in Minnesota to resolve the company's insurance coverage and the financial responsibility of occurrence insurers for breast implant claims and defense costs began on June 4, 1996, and is continuing in phases. The most recent phase was completed on January 20, 1999. The next phase is scheduled to begin on February 16, 1999.

In mid-October 1995, the occurrence insurers that are parties to the litigation in Minnesota filed more than 30 motions for summary judgment or partial summary judgment. The insurers, through these motions, attempted to shift all or a portion of the responsibility for those claims the company believes fall within the period of occurrence-based coverage (before 1986) into the period of claims-made coverage
(from and after 1986). The trial court denied the insurers' motions, ruling that the key issues of trigger and allocation raised in these motions would be resolved at trial. In the trial's first phase in 1996, the court granted 3M partial declaratory judgment on the question of when insurance coverage is "triggered." The court also granted the insurers' motion for partial declaratory judgment on the question of the allocation method to be applied in the case. In July 1997, the trial court ruled further on the trigger issue and on the
general  allocation  method.   That ruling  was  consistent  with  and
further supported the company's opinion as stated in the following paragraph. In November 1997, upon reconsideration, the court reversed a portion of its July ruling and reinstated a portion of its previous ruling. The company believes that conflicting rulings now exist that need to be clarified by the court and reconciled with applicable law. Motions to clarify the allocation methodology of triggered policies under these rulings were filed and have been ruled upon by the Court. While the Court clarified certain aspects of these rulings it also conducted an additional evidentiary hearing on the issue. The court is expected to rule on this issue by February 16, 1999.

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

As of December 31, 1998, the company had accrued receivables for insurance recoveries of $767 million, substantially all of which is contested by the insurance carriers. Various factors could affect the timing and amount of proceeds to be received under the company's various insurance policies, including (i) the timing of payments made in settlement of claims; (ii) the outcome of occurrence insurance litigation in the courts of Minnesota (as discussed above) and Texas;
(iii) potential arbitration with claims-made insurers; (iv) delays in payment by insurers; and (v) the extent to which insurers may become insolvent in the future. There can be no absolute assurance that the company will collect all amounts accrued as being probable of recovery from its insurers.

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

On September 3, 1998, the United States Environmental Protection Agency (EPA) instituted a civil administrative proceeding against the company by filing a complaint alleging violations of the hazardous waste regulations at the company's Cordova, Ill. facility under the Resource Conservation and Recovery Act (RCRA). The complaint sought penalties of $287,600. In January 1999, the Company and the EPA agreed to the terms of a Consent Agreement and Consent Order, including the payment of a penalty in the amount of $143,800.

Item 4. Submission of Matters to a Vote of Security Holders.

None in the quarter ended December 31, 1998.

                                    Part II

Item  5. Market Price of 3M's Common Stock and Related Security Holder
Matters.

At January 31, 1999, there were 138,066 shareholders of record.

3M's stock is listed on the New York, Pacific, Chicago and Swiss stock exchanges.

Stock price comparisons are provided in the Quarterly Data section in the Notes to Consolidated Financial Statements.

Item 6. Selected Financial Data.

(Dollars in millions, except per-share amounts)
Year  Ended  December 31:                     1998      1997      1996      1995      1994
  Net  Sales.............................  $15,021   $15,070   $14,236   $13,460   $12,148
  Income from Continuing Operations......... 1,213*    2,121*    1,516     1,306**   1,207
  Per Share of Common Stock:
    Continuing Operations - Basic............ 3.01*     5.14*     3.63      3.11**    2.85
    Continuing Operations - Diluted.......... 2.97*     5.06*     3.59      3.09**    2.84
    Cash Dividends Declared and Paid.......$  2.20   $  2.12   $  1.92   $  1.88   $  1.76
 At December 31:
  Total Assets  #......................... $14,153   $13,238   $13,364   $14,183   $13,068
  Long-Term Debt (excluding portion due
    within one year)........................ 1,614     1,015       851     1,203     1,031

<F1>
* As discussed in the Notes to Consolidated Financial Statements, 1998 includes a restructuring charge of $493 million ($313 million after tax, or $.77 per diluted share). 1997 includes a gain on the sale of National Advertising Company of $803 million ($495 million after tax, or $1.18 per diluted share).
<F2>
# Periods prior to 1996 include net assets of discontinued operations.
<F3>
**  1995  includes a restructuring charge of $79 million ($52  million
after tax,    or $.12 per diluted share).

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Operating Results
Sales in 1998 totaled $15.021 billion, compared with $15.070 billion in 1997. This followed increases of 5.9 percent in 1997 and 5.8 percent in 1996. Sales in all three years were reduced by the stronger U.S. dollar. In 1998, currency translation reduced sales by more than $500 million, or 3 percent.

In the United States, sales totaled $7.231 billion, similar to 1997. Adjusting for the 1997 sale of the outdoor advertising business, sales rose about 2 percent. The company posted good growth in consumer, office, pharmaceuticals and automotive products businesses, but softness in electronics, industrial and transportation safety markets affected overall growth.

Internationally, sales totaled $7.790 billion, also similar to 1997. Flat sales in 1998 reflected negative currency and a difficult economic backdrop in Japan and many developing countries. International volume increased about 4 percent and selling prices were up about 2 percent. The stronger U.S. dollar reduced international sales by about 6 percent.

Components of Sales Change
                          1998                        1997
                U.S.   Intl.   Worldwide     U.S.   Intl.   Worldwide
Volume           0%       4%       2%         9%      13%      11%
Price            0        2        1          0       (1)       0
Translation      -       (6)      (3)         -       (9)      (5)
Total            0%       0%       0%         9%       3%       6%

In  1998,  3M  recorded  a  $493  million  ($313  million  after  tax)
restructuring  charge.   Details  of  the  restructuring  charge   are
discussed in the Notes to Consolidated Financial Statements.

Cost of goods sold, excluding the inventory portion of the restructuring charge, was 57.9 percent of sales, up nine-tenths of a percentage point from 1997. In both 1998 and 1997, gross margins benefited from slightly lower raw material costs, but were negatively affected by the stronger U.S. dollar. Cost of goods sold includes manufacturing, research and development, and engineering expenses.

Selling, general and administrative expenses were 25.2 percent of sales, down from 25.3 percent in 1997 and 25.6 percent in 1996. Continued tight expense controls had a positive effect on this spending.

(Percent of sales)                              1998     1997     1996
Cost of goods sold                              57.9*    57.0     56.9
Selling, general and administrative expenses    25.2     25.3     25.6

<F1>
*Excludes restructuring charge

The operating income discussion that follows excludes the restructuring charge. Operating income totaled $2.532 billion, down
5.4 percent from 1997. Operating income was 16.9 percent of sales, down from 17.7 percent in 1997 and 17.5 percent in 1996. During 1998, economic contractions in many international markets where 3M has a strong presence, and softness in a few key U.S. markets negatively affected operating income margins. The company estimates that currency effects reduced operating income by $237 million in 1998 and $189 million in 1997.

In the United States, operating income decreased 8 percent and profit margins were down 1.4 percentage points. In 1997, operating income increased 15 percent and profit margins improved by nine-tenths of a percentage point.

Internationally, operating income decreased about 3 percent and profit margins declined by four-tenths of a percentage point. Currency effects reduced international profits by 17 percent and profit margins by 1.8 percentage points. In 1997, operating income rose about 1 percent and profit margins declined by three-tenths of a percentage point. Currency effects reduced international profits in 1997 by 15 percent.

(Percent of sales)                           1998    1997    1996
Operating income                             16.9*   17.7    17.5

<F1>
* Excludes restructuring charge

Interest expense was $139 million, compared with $94 million in 1997 and $79 million in 1996. The 1998 increase reflects the company's strategy to lower its cost of capital by moderately increasing financial leverage. The 1997 increase was due to several factors, including slightly higher debt balances and higher interest rate resets on certain long-term floating-rate issues.

Investment and other income was $42 million, compared with $56 million in 1997 and $67 million in 1996. Lower cash and securities balances resulted in less interest income in both 1998 and 1997.

In 1997, the company realized a gain of $803 million ($495 million after tax) on the sale of National Advertising Company. In 1998, a $10 million gain was recorded to finalize the accounting for this sale, which is discussed in the Notes to Consolidated Financial Statements.

The impact of the 1998 restructuring charge and the 1997 gain on divestiture on 3M's consolidated statement of income and tax rate follows.

Supplemental Consolidated Statement of Income Information
(Millions, except per-share amounts)
Years  ended              December 31, 1998              December  31, 1997
                  Excluding                      Excluding
                   Restruc-  Restruc-              Gain on  Gain on
                     turing    turing   Reported    Dives-    Dives-  Reported
                     Charge    Charge      Total    titure    titure     Total
Operating income     $2,532   $ (493)   $ 2,039   $  2,675   $    --   $ 2,675
Other income and
  expense                87       --         87         38      (803)     (765)
Income before income
 taxes, minority
 interest and
 extraordinary loss  $2,445   $ (493)   $ 1,952    $ 2,637   $   803   $ 3,440
Provision for income
 taxes                  865     (180)       685        933       308     1,241
Effective tax rate     35.4%     36.5%     35.1%      35.4%     38.4%     36.1%
Minority interest        54        --        54         78        --        78
Income before
 extraordinary loss  $1,526    $ (313)  $ 1,213    $ 1,626   $   495   $ 2,121
Per share - diluted  $ 3.74    $(0.77)  $  2.97    $  3.88   $  1.18   $  5.06

3M's effective tax rate was 35.1 percent in 1998, compared with 36.1 percent in 1997 and 35.8 percent in 1996. Excluding the 1998 restructuring charge and the 1997 gain on divestiture, the worldwide effective income tax rate in both 1998 and 1997 was 35.4 percent. The 1998 restructuring charge was taxed at a rate of 36.5 percent. The 1997 gain on divestiture was taxed entirely in the United States at a rate of 38.4 percent.

Minority interest was $54 million, compared with $78 million in 1997 and $77 million in 1996. Minority interest primarily relates to 3M's partial ownership of Sumitomo 3M Limited and Dyneon LLC. These companies' results are fully consolidated in 3M's financial statements, and then partially eliminated on the minority interest line to reflect 3M's net position in these companies. The decrease in 1998 minority interest was driven by lower profits in these companies.

The company refinanced debt relating to its Employee Stock Ownership Plan in the fourth quarter of 1998, replacing the debt with a new bond carrying a significantly lower interest rate. This resulted in a $38 million after-tax charge, or $0.09 per diluted share. This is reported as an extraordinary loss from early extinguishment of debt.

Net income totaled $1.175 billion, or $2.88 per diluted share, compared with $2.121 billion, or $5.06 per diluted share, in 1997. Excluding the 1998 restructuring charge, the 1998 extraordinary loss and the 1997 gain on divestiture, net income totaled $1.526 billion, or $3.74 per diluted share, compared with $1.626 billion, or $3.88 per diluted share, in 1997. Per-share income was down 3.6 percent. In 1996, income from continuing operations totaled $1.516 billion, or $3.59 per diluted share.

In 1998, 1997 and 1996, changes in the value of the U.S. dollar reduced net income by an estimated $141 million, $112 million and $65 million, or 35 cents per share, 27 cents per share and 15 cents per share, respectively. These estimates include the effect of translating profits from local currencies into U.S. dollars; the impact of currency fluctuations on the value of goods transferred between 3M operations in the United States and abroad; and transaction gains and losses in countries not considered to be highly inflationary.

Economic profit totaled $604 million, a 16 percent decrease from 1997. Return on invested capital was 15.9 percent, a decrease of 2.1 percentage points from 1997. Both economic profit and return on invested capital exclude the impact of the restructuring. Economic profit equals after-tax operating income, less a charge for operating capital employed in 3M's businesses. Return on invested capital is after-tax operating income divided by average operating capital.

At December 31, 1998, employment totaled 73,564 people, a decrease of 2,075 from year-end 1997. Sales per employee in local currencies increased about 3 percent in 1998. During the preceding four years, 3M's productivity increased an average of about 9 percent a year.

Performance by Business Segment
Financial information and other disclosures relating to 3M's three business segments are provided in this Form 10-K, Item 1, Business Segments, and in the Notes to Consolidated Financial Statements. The discussion of segment results excludes the effect of the restructuring charge as this charge was not allocated to the individual segments.

Industrial and Consumer Markets:
This segment represented about 51 percent of consolidated sales in 1998. Sales totaled $7.714 billion, down 0.8 percent from 1997. Operating income decreased 6.3 percent to $1.285 billion. Operating income was 16.7 percent of sales, compared with 17.6 percent in 1997. Results in 1998 were negatively impacted by the strong U.S. dollar, the Asian economic crisis, softness in the electronics industry and slowing in the manufacturing sector of the U.S. economy.

This segment develops, manufactures and markets innovative, high-value products for industrial, consumer and office customers worldwide. Key industrial products include tapes, adhesives, abrasives, resins, electrical connectors, and flexible circuits. Many of the market's new product developments serve fast-growing industries, including semiconductors, electronics, personal computers and energy management. Key consumer and office supply products include tapes, notes, scouring pads and sponges, energy-saving products and floor matting.

Transportation, Safety and Specialty Material Markets:
This segment represented nearly 28 percent of consolidated sales in 1998. Sales totaled $4.125 billion, down 1.8 percent from 1997. Operating income decreased 6.9 percent to $753 million. Operating income was 18.2 percent of sales, compared with 19.2 percent in 1997. Sales and operating income in 1998 were affected by the stronger U.S. dollar, the Asian economic crisis, delays in the passage of new federal legislation for highway funding and softness in the electronics industry.

This market produces reflective materials for traffic safety, respirators for worker protection, equipment and materials for large-format graphics, and specialty materials. On August 15, 1997, the company sold National Advertising Company, an outdoor and mall
advertising  subsidiary  that  was  part  of  this  market.   National
Advertising Company had annual sales of about $200 million and operating income of about $35 million. The gain on this sale was not reflected in the segment's operating income results.

Health Care Markets:
This segment represented nearly 21 percent of consolidated sales in 1998. Sales totaled $3.076 billion, up 2.4 percent from 1997. Operating income increased 9.1 percent to $600 million. Operating income was 19.5 percent of sales, up from 18.3 percent in 1997, despite negative currency effects.

This market's major product categories include skin health, medical/surgical supplies and devices, infection control, cardiovascular systems, health care information systems, pharmaceuticals, drug-delivery systems, dental products, and closures for disposable diapers.

Performance by Geographic Area
Financial information relating to 3M operations in various geographic areas is provided in the Notes to Consolidated Financial Statements. The discussion by geographic area excludes the effect of the restructuring charge as this charge was not allocated to individual geographic area.

United States (48% of consolidated sales)
In the United States, adjusted for the 1997 sale of the outdoor advertising business, sales were up about 2 percent. Operating income was 16.4 percent of sales, down from 17.8 percent in 1997. The company posted good growth in consumer, office, pharmaceuticals and automotive products businesses, but softness in electronics, industrial and transportation safety markets affected overall sales and profits.

Europe and Middle East (26% of consolidated sales)
Sales in Europe and the Middle East totaled $3.85 billion, up 6 percent from 1997. Local currency sales increased about 8 percent, while currency translation reduced sales by about 2 percent. Operating income was 13.4 percent of sales, up from 11.8 percent in 1997. This margin improvement was driven by good local-currency sales, together with streamlining of operations.

In Western Europe, 3M's unit volume grew about 6 percent, led by Pacing Plus programs and a market-focused approach to customers. In Eastern Europe, where the company has traditionally posted very strong double-digit volume gains, unit sales rose about 11 percent, affected by the contagion from the turmoil in Russia.

Asia Pacific (16% of consolidated sales)
Unit sales in the Asia Pacific area decreased about 1 percent in 1998. Selling prices increased more than 2 percent, while currency translation reduced sales by about 11 percent. Operating income was
21.2 percent of sales, down from 23.2 percent in 1997.

Recession in Japan, economic turmoil in many Asian nations and depreciating currencies throughout the area affected 3M's Asia Pacific sales and profits. In Japan, home of 3M's largest international company, volume increased about 2 percent. Unit sales in Asia, excluding Japan, declined about 6 percent in 1998.

Latin America, Canada and Africa (10% of consolidated sales)
In Latin America, unit sales increased 6 percent. Slowing economies throughout this region restrained 3M growth. In Canada, unit sales increased about 9 percent. In Africa, volume decreased about 1 percent. Operating results in Africa were impacted by soft economies and weak currencies. Operating income for Latin America, Canada and Africa was 22.7 percent of sales, down from 23.5 percent in 1997.

Financial Position
3M's financial condition remained strong in 1998, and working capital remained well-controlled. The company's key inventory index was 3.4 months, down about 10 percent from year-end 1997. The year-end accounts receivable index was 61 days, up one day from year-end 1997. The current ratio was 1.4, down from 1.5 at year-end 1997.

Total debt was $3.106 billion, up from $2.514 billion at year-end 1997. Total debt was 34 percent of total capital, compared with 30 percent in 1997, reflecting the planned moderate increase in leverage during 1998. Of debt outstanding at the end of 1998, $385 million represented a guarantee of debt of the 3M Employee Stock Ownership Plan.

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

Financial Instruments
The company enters into contractual arrangements (derivatives) in the ordinary course of business to manage foreign currency exposure, interest rate risks and commodity price risks. A financial risk management committee, composed of senior management, provides oversight for risk management and derivative activities. This committee determines the company's financial risk policies and objectives, and provides guidelines for derivative instrument utilization. This committee also establishes procedures for control and valuation, risk analysis, counterparty credit approval, and ongoing monitoring and reporting.

The company enters into forward contracts and swaps to hedge certain intercompany financing transactions, and purchases options to hedge against the effect of exchange rate fluctuations on cash flows denominated in foreign currencies.

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

A variance/co-variance value-at-risk model was used to test the company's exposure to changes in currency and interest rates. A historical value-at-risk model was used to assess commodity risks. All models used a 95 percent confidence level over a one month time horizon. The JP Morgan Riskmetrics dataset was used for the variance/co-variance analysis. Five years of historical data were used for the commodity risk analysis. Both models assessed the risk of loss in market value of outstanding financial instruments and derivatives. Based on a value-at-risk analysis of the company's foreign exchange, interest rate and commodity derivative instruments outstanding at December 31, 1998, probable near-term changes in exchange rates, interest rates or commodity prices would not materially affect the company's consolidated financial position, results of operations or cash flows.

Liquidity
During 1998, cash flows provided by operating activities of continuing operations totaled $2.374 billion, up from $1.818 billion in 1997. In 1997, operating cash flows were negatively impacted by $308 million of income taxes paid relating to the gain on the sale of National Advertising Company. Operating cash flows in 1998 were affected by net outflows of $255 million relating to implant litigation, compared with net inflows of $35 million in 1997. In both 1998 and 1997, cash flows benefited from effective asset management.

Capital spending totaled $1.430 billion, an increase of about 2 percent from 1997. This followed increases of 27 percent in 1997 and 2 percent in 1996. These investments are helping to meet global demand for new products and to increase manufacturing efficiency.


<PAGE 20>

Cash used for acquisitions and investments totaled $265 million, $40 million and $263 million in 1998, 1997 and 1996, respectively. The higher amount in 1998 primarily was due to acquisitions in the occupational health and telecommunication areas. The higher amount in 1996 was primarily due to acquisitions in the health care field, and the purchase of the minority interest in 3M Korea.

In 1997, cash proceeds from the sale of National Advertising Company totaled $1 billion, with net after-tax cash proceeds of nearly $700 million. Cash proceeds from other divestitures and investments totaled $98 million, $51 million and $62 million in 1998, 1997 and 1996, respectively.

Stockholder dividends increased 3.8 percent to $2.20 a share. Cash dividend payments totaled $887 million. 3M has paid dividends since 1916. In February 1999, the Board of Directors increased the quarterly dividend on 3M common stock to 56 cents a share, equivalent to an annual dividend of $2.24 a share. This marks the 41st consecutive year of dividend increases.

Repurchases of 3M common stock totaled $618 million in 1998, compared with $1.693 billion in 1997 and $532 million in 1996. The combination of a reduction in average shares outstanding and higher interest expense resulted in a net benefit to earnings of $.03 per diluted share in 1998. In 1997, net proceeds from the National Advertising Company divestiture were used primarily to repurchase shares. Repurchases were made to support employee stock purchase plans and for other corporate purposes.

In February 1999, the Board of Directors authorized the repurchase of up to 12 million of the company's shares. This share repurchase authorization extends through December 31, 1999. Under a preceding authorization, the company purchased about 9.8 million shares.

The company's strong credit rating provides ready and ample access to funds in global capital markets. At year-end 1998, the company had available short-term lines of credit totaling about $670 million.

Timing differences between payment of implant liabilities and receipt of related insurance recoveries could affect future cash flows. This is discussed in Part I, Item 3, Legal Proceedings, of this Form 10-K.

Future Outlook
The company encountered a difficult set of challenges in 1998 - large negative currency effects, economic contractions in many international markets, and softness in a few key U.S. markets. To improve productivity and reduce costs, the company is exiting certain product lines, consolidating manufacturing operations, and eliminating lower-value activities in corporate service functions. Relating to these actions, the company recorded a restructuring charge in 1998. This charge is discussed in the Notes to Consolidated Financial Statements.

In addition, the company is divesting certain businesses, primarily in its Health Care segment, as part of its restructuring plan. These businesses have annual revenues of about $200 million and marginal operating income. Potential gains from divesting these businesses with a decreasing strategic fit are not expected to be material and will be recognized when realized as part of selling, general and administrative expenses.

The company experienced a net reduction of about 2,200 positions in the second half of 1998, with a total net reduction of about 4,500 positions expected by December 31, 1999. Each business segment and geographic area of the company will be affected by this restructuring
plan.   The company expects to eliminate
about 1,500 positions in the United States, 1,500 in Europe, 700 in the Asia Pacific area, and 800 in the company's Latin America, Africa, and Canada geographic area.

When fully implemented by the end of 1999, the restructuring plan is expected to provide annual pre-tax savings of about $250 million. The company anticipates implementation costs associated with this restructuring plan to be about $35 million in 1999. These costs, not included in the restructuring charge, include expenses for relocating employees, inventory and equipment; unfavorable overhead variances; and other expenses. If the company does not generate adequate sales growth, normal increases in salaries and wages and additional depreciation from capital expenditures will create offsets to the annual savings.

3M expects sales growth in 1999 of 4 to 5 percent in local currencies. Sales are expected to grow 3 to 4 percent in the United States. Internationally, the company is expecting to increase sales in local currencies 5 to 6 percent. Volume growth is anticipated to be about 5 percent in Europe, 5 percent in the Asia Pacific area and 3 to 4 percent in Japan. In Asia outside Japan, volume growth is expected to resume in 1999. In Latin America, it is difficult to predict ramifications of the Brazilian currency devaluation, and therefore the company is not expecting any contribution to earnings growth from Latin America.

The company is not able to project what the consequences will be from the turmoil in various economies around the world. The company is monitoring business conditions closely and is prepared to make adjustments in costs, pricing and investments as appropriate. The company expects to resume earnings growth in 1999, driven by volume growth, new products, greater productivity gains and tight expense controls.

Based on exchange rates as of February 10, 1999, the company believes that currency effects will have a minimal impact on sales and earnings in 1999.

Capital spending totaled $1.430 billion in 1998, and is expected to be about 10 percent lower in 1999. The company does not expect a significant change in its tax rate in 1999.

Year 2000 Readiness
The Year 2000 issue is the result of using only the last two digits to indicate the year in computer hardware and software programs and embedded technology such as micro-controllers. As a result, these programs do not properly recognize a year that begins with "20" instead of the familiar "19." If uncorrected, such programs will be unable to interpret dates beyond the year 1999, which could cause computer system failure or other errors disrupting normal business operations.

The company recognizes the importance of readiness for the Year 2000 and has given it high priority. In November 1996, the company created a corporate-wide Year 2000 project team representing all company business and staff units. The team's objective is to ensure an uninterrupted transition to the year 2000 by assessing, testing and modifying IT and non-IT systems (defined below) and date-sensitive company products so that (a) they will perform as intended, regardless of the date (before, during and after December 31, 1999), and (b) dates (before, during and after December 31, 1999 and including February 29, 2000) can be processed with expected results ("Year 2000 Compliant"). The scope of the Year 2000 compliance effort includes (i) information technology ("IT") such as software and hardware; (ii) non-IT systems or embedded technology such as micro-controllers contained in various manufacturing and laboratory equipment; environmental and safety systems, facilities and utilities, (iii) date-sensitive company products; and (iv) the readiness of key third parties, including suppliers and customers, and the electronic data interchange (EDI) with those key third parties.

The Year 2000 project team has taken an inventory of IT and non-IT systems and date-sensitive company products that might malfunction or fail as a result of using only the last two digits to indicate the year. The project teams then categorized the potential date component failures into three categories: "Vital" (stops the business operation and no short-term solution is available); "Critical" (inconvenient to the business operation and a short-term solution is available); and "Marginal" (inconsequential to the business operation).

IT Systems - The company is using both internal and external resources to remediate and test millions of lines of application software code. As of December 31, 1998, approximately 95 percent of the core IT systems (e.g., general ledger, payroll, procurement and order management) located in the United States that are deemed "Vital" or "Critical" are Year 2000 Compliant. As of December 31, 1998, approximately 95 percent of the IT systems in subsidiaries outside the United States that are deemed "Vital" or "Critical" are Year 2000 Compliant.

Non-IT Systems - The company has more than 100 manufacturing and laboratory locations worldwide with varying degrees of non-IT systems (such as programmable logic controllers, gauging guidance and adjustment systems and testing equipment). Assessment and testing of non-IT systems for Year 2000 compliance has proven much more difficult than assessing compliance of IT systems because testing of non-IT systems often requires shutdown of the manufacturing operations.

As a result, the company has approached assessment and testing of non-IT systems that are common to many of the company's facilities by (i) contacting the suppliers of these non-IT systems and obtaining statements that the systems are Year 2000 Compliant, and (ii) testing components of non-IT systems when they are shut down for normal maintenance. The company has also shut down manufacturing lines in three of its facilities and tested non- IT systems that are common to many of the company's facilities. These tests demonstrate that "time intervals" instead of "dates" are used almost exclusively in these non-IT systems and support the company's belief that potential disruptions of such systems due to the Year 2000 issue should be minimal.

As of December 31, 1998, approximately 85 percent of the non-IT systems located in the United States that are deemed "Vital" or "Critical" and approximately 90 percent of the non-IT systems in subsidiaries outside the United States that are deemed "Vital" or "Critical" are believed to be Year 2000 Compliant.

Company Products - The vast majority of the company's products are not date-sensitive. The company has collected information on current and discontinued date-sensitive products. This information is available to customers as of the date of this filing.

Third Parties - In addition to internal Year 2000 IT and non-IT remediation activities, the company is in contact with key suppliers and electronic commerce customers to minimize potential disruptions in the relationships between the company and these important third parties related to the Year 2000 issue. The company has also categorized supplies purchased from vendors into three categories:
"Vital" (disruption of supply stops the business operation and no short-term solution is available); "Critical" (disruption of supply is inconvenient to the business operation and a short-term solution is available); and "Marginal" (disruption of supply is inconsequential to the business operation). The company has focused its efforts on those vendors that supply goods or services deemed "Vital" to the company's business. While the company cannot guarantee compliance by third parties, the company is developing contingency plans with its key suppliers that includes the availability of appropriate inventories of supplies in the event the supplier is not Year 2000 Compliant.

Contingency Planning - The company is preparing contingency plans specifying what the company will do if failures occur in IT and non-IT systems, or important third parties are not Year 2000 Compliant. The company expects to finalize contingency plans by March 31, 1999, for its IT and non-IT systems, and by April 30, 1999, for its key suppliers.

Costs - Through December 31, 1998, the company had spent $53 million out of a total estimate of approximately $86 million related to Year 2000 readiness issue. These costs include the costs incurred for external consultants and professional advisors and the costs for software and hardware. The company's process for tracking internal costs does not capture all of the costs incurred for each of the teams working on the Year 2000 project. Such internal costs are principally the related payroll costs for its information systems group and other employees working on the Year 2000 project. The company is expensing as incurred all costs related to the assessment and remediation of the Year 2000 issue. These costs are being funded through operating cash flows.

The company's current estimates of the time and costs necessary to remediate and test its computer systems are based on the facts and circumstances existing at this time. The estimates were made using assumptions of future events including the continued availability of certain resources, such as skilled IT personnel and electrical power, Year 2000 modification plans, implementation success by key third-parties, and other factors. New developments could affect the company's estimates of the amount of time and costs needed to modify and test its IT and non-IT systems for Year 2000 compliance. These developments include, but are not limited to: (i) the availability and cost of personnel trained in this area; (ii) the ability to locate and correct all relevant date-sensitive code in both IT and non-IT systems; (iii) unanticipated failures in IT and non-IT systems; and
(iv) the planning and Year 2000 compliance success that key customers and suppliers attain.

The company cannot determine the impact of these potential developments on the current estimate of probable costs of making its products and IT and non-IT systems Year 2000 Compliant. Accordingly, the company is not able to estimate possible future costs beyond the current estimates. As new developments occur, these cost estimates may be revised to reflect the impact of these developments on the costs to the company of making its products and IT and non-IT systems Year 2000 Compliant. Such cost revisions could have a material adverse impact on the company's net income in the quarterly period in which they are recorded. Although the company considers it unlikely, such revisions could also have a material adverse effect on the consolidated financial position or annual results of operations of the company.

The Euro Conversion
On  January  1,  1999, 11 of the 15 member countries of  the  European
Union (EU) established fixed conversion rates through the European Central Bank (ECB) between existing local currencies and the euro, the EU's new single currency. The participating countries had agreed to adopt the euro as their common legal currency on that date. From that date, the euro is traded on currency exchanges and is available for non-cash transactions.

Following introduction of the euro, local currencies will remain legal tender until December 31, 2001. During this transition period, goods and services may be paid for with the euro or the local currency under the EU's "no compulsion, no prohibition" principle. If cross-border payments are made in a local currency during this transition period, the amount will be converted into euros and then converted from euros into the second local currency at rates fixed by the ECB. By no later than December 31, 2001, the participating countries will issue new euro-denominated bills and coins for use in cash transactions. By no later than July 1, 2002, participating countries will withdraw all bills and coins denominated in local currencies, making the euro conversion complete.

In February 1997, the company created a European Monetary Union (EMU) Steering Committee and project teams representing all company business and staff units in Europe. The common objective of these teams is to ensure a smooth transition to EMU for the company and its constituencies. The scope of the teams' efforts includes (i) assessing the euro's impact on the company's business and pricing strategies for customers and suppliers, and (ii) ensuring that the company's business processes and information technology (IT) systems can process transactions in euros and local currencies during the transition period and achieve the conversion of all relevant local currency data to the euro by December 31, 2001, in the participating countries.

Europe is a significant market for the company, contributing 26% of consolidated sales and 20% of consolidated operating income in 1998 (excluding the restructuring charge). The company believes that the euro will, over time, increase price competition for the company's products across Europe due to cross-border price transparency. The company also believes that the adverse effects of increased price competition will be offset somewhat by new business opportunities and efficiencies in what is the world's second largest economy. The company, however, is not able to estimate the anticipated net long-term impact of the euro introduction on the company.

The company has consolidated IT operations and made significant investments in IT systems in Europe in anticipation of the EMU. The company expects that these investments will enable the company to manage customer orders, invoices, payments and accounts in euros and in local currencies according to customer needs during the three-year transition period. During this period, the company anticipates spending approximately $35-50 million to complete the conversion to the euro. Because the company believes its IT systems will be ready by December 31, 2001 for the euro conversion, it has not developed contingency plans at this time.

The euro introduction is not expected to have a material impact on the company's overall currency risk. Although the company engages in significant trade within the EU, the impact to date of changes in currency exchange rates on trade within the EU has not been material. The company anticipates the euro will simplify financial issues related to cross-border trade in the EU and reduce the transaction costs and administrative time necessary to manage this trade and related risks. The company believes that the associated savings will not be material to corporate results.

The company has derivatives outstanding beyond January 1, 1999, in several European currencies. Under the EU's "no compulsion, no prohibition" principle, the outstanding derivative positions will either mature as local currency contracts or convert to euro contracts at no additional economic cost to the company. The company believes that systems used to monitor derivative positions can be appropriately modified for these changes. The company believes the impact of the euro introduction on the company's derivative positions will not be material.

Forward-Looking Statements
The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. This Annual Report on Form 10-K contains forward-looking statements, which reflect the Company's current views with respect to future events and financial performance.

These forward-looking statements are subject to certain risks and uncertainties, including those identified below, which could cause actual results to differ materially from historical results or those anticipated. The words "aim," "believe," "expect," "anticipate," "intend," "estimate," "will," "should," "could" and other expressions that indicate future events and trends identify forward-looking statements.

Actual future results and trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to: foreign exchange rates and fluctuations in those rates; the effects of, and changes in, worldwide economic conditions; raw materials, including shortages and increases in the costs of key raw materials; the impact of the Year 2000 issue (see discussion of the Year 2000 issue in Part I, Item 7 of this Form 10-
K); and legal proceedings (see discussion of Legal Proceedings in Part I, Item 3 of this Form 10-K).




Item 8. Financial Statements and Supplementary Data.

        Index to Financial Statements

                                                          Reference (pages)
                                                               Form 10-K

Data submitted herewith:
   Report of Independent Auditors ...............................  26

   Consolidated Statement of Income for the years ended
     December 31, 1998, 1997 and 1996 ...........................  27

   Consolidated Balance Sheet at December 31, 1998 and
     1997 .......................................................  28

   Consolidated Statement of Changes in Stockholders'
     Equity and Comprehensive Income for the years ended
     December 31, 1998, 1997 and 1996............................  29

   Consolidated Statement of Cash Flows
     for the years ended December 31,
     1998, 1997 and 1996 ........................................  30

   Notes to Consolidated Financial Statements ..................31-47

                        Report of Independent Auditors

To the Stockholders and Board of Directors of Minnesota Mining and Manufacturing Company:

In  our  opinion, the consolidated financial statements as  listed  in
Item 8 of this Form 10-K present fairly, in all material respects, the consolidated financial position of Minnesota Mining and Manufacturing Company and Subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





                                /s/ PricewaterhouseCoopers LLP

                                PricewaterhouseCoopers LLP



St. Paul, Minnesota
February 8, 1999

Consolidated Statement of Income
Minnesota Mining and Manufacturing Company and Subsidiaries
Years ended December 31                                 1998     1997     1996
(Amounts in millions, except per-share amounts)
Net sales                                            $15,021  $15,070  $14,236

Operating expenses
   Cost of goods sold                                  8,705    8,580    8,099
   Restructuring charge - inventory                       39       --       --
     Total cost of goods sold                          8,744    8,580    8,099
   Selling, general and administrative expenses        3,784    3,815    3,646
   Restructuring charge - other                          454       --       --

             Total                                    12,982   12,395   11,745

Operating income                                       2,039    2,675    2,491

Other income and expense
  Interest expense                                       139       94       79
  Investment and other income - net                      (42)     (56)     (67)
  Gain on divestiture - net                              (10)    (803)      --

             Total                                        87     (765)      12

Income from continuing operations before income taxes,
  minority interest and extraordinary loss             1,952    3,440    2,479
Provision for income taxes                               685    1,241      886
Minority interest                                         54       78       77

Income from continuing operations                      1,213    2,121    1,516

Discontinued operations
  Gain on disposal of discontinued
    businesses - net of income taxes                      --       --       10

Income before extraordinary loss                       1,213    2,121    1,526

Extraordinary loss from early extinguishment
  of debt - net of income taxes                          (38)      --       --

Net income                                           $ 1,175  $ 2,121  $ 1,526

Weighted average common shares outstanding             403.3    412.7    418.2
Earnings per share - basic
  Income from continuing operations                  $  3.01  $  5.14  $  3.63
  Discontinued operations                                 --       --      .02
  Extraordinary loss                                    (.10)      --       --
  Net income                                         $  2.91  $  5.14  $  3.65

Weighted average common and
  common equivalent shares outstanding                 408.0    418.7    422.1
Earnings per share - diluted
  Income from continuing operations                  $  2.97  $  5.06  $  3.59
  Discontinued operations                                 --       --      .02
  Extraordinary loss                                    (.09)      --       --
  Net income                                         $  2.88  $  5.06  $  3.62

<F1>
The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

Consolidated Balance Sheet
Minnesota Mining and Manufacturing Company and Subsidiaries
At December 31                                           1998        1997
(Dollars in millions)
Assets
Current assets
  Cash and cash equivalents                          $    211     $   230
  Other securities                                        237         247
  Accounts receivable - net                             2,666       2,434
  Inventories                                           2,219       2,399
  Other current assets                                    985         858

            Total current assets                        6,318       6,168

Investments                                               623         613
Property, plant and equipment - net                     5,566       5,034
Other assets                                            1,646       1,423

            Total                                     $14,153     $13,238

Liabilities and Stockholders' Equity
Current liabilities
  Accounts payable                                   $    868     $   898
  Payroll                                                 487         306
  Income taxes                                            261         238
  Short-term debt                                       1,492       1,499
  Other current liabilities                             1,278       1,042

            Total current liabilities                   4,386       3,983

Other liabilities                                       2,217       2,314
Long-term debt                                          1,614       1,015
Stockholders' equity - net                              5,936       5,926
  Shares outstanding - 1998: 401,924,248
                       1997: 404,724,947

            Total                                     $14,153     $13,238

<F1>
The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

Consolidated Statement of Changes in
Stockholders' Equity and Comprehensive Income
Minnesota Mining and Manufacturing Company and Subsidiaries
                                                   Common                                       Accumulated
                                                   Stock and                        Unearned    Other
                                                   Capital in                       Compen-     Compre-
(Dollars in millions,                              Excess     Retained  Treasury    sation      hensive
except per-share amounts)                 Total    of Par     Earnings  Stock       ESOP        Income
Balance at December 31, 1995              $6,884   $296       $9,164    $(2,053)    $(437)      $ (86)

Net income                                 1,526               1,526
Cumulative translation - net                 (76)                                                 (76)
Fair value adjustments                        (1)                                                  (1)
Total comprehensive income                 1,449

Dividends paid ($1.92 per share)            (803)               (803)
Special dividend of Imation Corp.
  common stock                            (1,008)             (1,008)
Amortization of unearned compensation         25                                       25
Reacquired stock (7.6 million shares)       (532)                          (532)
Issuances pursuant to stock option
  and benefit plans (5.7 million shares)     269                (123)       392

Balance at December 31, 1996              $6,284    $296      $8,756    $(2,193)    $(412)      $(163)

Net income                                 2,121               2,121
Cumulative translation - net                (369)                                                (369)
Fair value adjustments                        (7)                                                  (7)
Total comprehensive income                 1,745

Dividends paid ($2.12 per share)            (876)               (876)
Amortization of unearned compensation         33                                       33
Reacquired stock (18.7 million shares)    (1,693)                        (1,693)
Issuances pursuant to stock option
  and benefit plans (6.6 million shares)     433                (153)       586

Balance at December 31, 1997              $5,926    $296      $9,848    $(3,300)    $(379)      $(539)

Net income                                 1,175               1,175
Cumulative translation - net                  29                                                   29
Fair value adjustments                         2                                                    2
Total comprehensive income                 1,206

Dividends paid ($2.20 per share)            (887)               (887)
Amortization of unearned compensation         29                                       29
Reacquired stock (7.4 million shares)       (618)                          (618)
Issuances pursuant to stock option
  and benefit plans (4.6 million shares)     280                (156)       436
Balance at December 31, 1998              $5,936    $296      $9,980    $(3,482)    $(350)      $(508)

<F1>
The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

Consolidated Statement of Cash Flows
Minnesota Mining and Manufacturing Company and Subsidiaries
Years ended December 31                                1998     1997     1996
(Dollars in millions)
Cash Flows from Operating Activities
Net income                                           $1,175   $2,121   $1,526

Adjustments to reconcile net income
    to net cash provided by operating activities
  Depreciation                                          798      800      825
  Amortization                                           68       70       58
  Asset impairment charges - restructuring              182       --       --
  Gain on divestiture - net                              (6)    (495)      --
  Income tax paid relating to divestiture                (4)    (308)      --
  Implant litigation - net                             (255)      35     (275)
  Accounts receivable                                  (160)    (149)    (170)
  Inventories                                           195     (295)     (75)
  Other - net                                           381       39      152

Net cash provided by continuing operations            2,374    1,818    2,041
Net cash (used) provided by discontinued operations      --     (112)     170

Net cash provided by operating activities             2,374    1,706    2,211

Cash Flows from Investing Activities
Capital expenditures                                 (1,430)  (1,406)  (1,109)
Proceeds from sale of property, plant and equipment      25       38       66
Acquisitions and other investments                     (265)     (40)    (263)
Proceeds from National Advertising Company divestiture   --    1,000       --
Proceeds from other divestitures and investments         98       51       62
Discontinued operations - net                            --       --      (17)

Net cash used in investing activities                (1,572)    (357)  (1,261)

Cash Flows from Financing Activities
Change in short-term debt - net                          55      705      (76)
Repayment of long-term debt                            (129)    (565)     (15)
Proceeds from long-term debt                            645      337      173
Purchases of treasury stock                            (618)  (1,693)    (532)
Reissuances of treasury stock                           292      355      268
Payment of dividends                                   (887)    (876)    (803)
Other                                                   (96)     (22)      79

Net cash used in financing activities                  (738)  (1,759)    (906)
Effect of exchange rate changes on cash                 (83)      57       54

Net (decrease) increase in cash and cash equivalents    (19)    (353)      98
Cash and cash equivalents at beginning of year          230      583      485

Cash and cash equivalents at end of year             $  211   $  230   $  583

<F1>
The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

Notes to Consolidated Financial Statements

Accounting Policies
Consolidation:   All  significant subsidiaries are  consolidated.  All
intercompany transactions are eliminated.

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

For operations in countries treated as highly inflationary, certain financial statement amounts are translated at historical exchange rates, with all other assets and liabilities translated at year-end exchange rates. These translation adjustments are reflected in income and are not material.

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

Other assets: Other assets include product and other insurance receivables, goodwill, patents, other intangibles, deferred taxes and other noncurrent assets. Goodwill is amortized on a straight-line basis over the periods benefited, typically 10 to 40 years. Other intangible items are amortized on a straight-line basis over their estimated economic lives.

Revenue recognition: Revenue is recognized upon shipment of goods to customers and upon performance of services. The company sells a wide range of products to a diversified base of customers around the world and, therefore, believes there is no material concentration of credit risk.

Property, plant and equipment: Depreciation of property, plant and equipment generally is computed using the straight-line method based on estimated useful lives of the assets. Fully depreciated assets are retained in property and accumulated depreciation accounts until removed from service. Upon disposal, assets and related accumulated depreciation are removed from the accounts and the net amount, less proceeds from disposal, is charged or credited to operations.

Advertising and merchandising: These costs are charged to operations in the year incurred.

Derivatives and hedging activities: The company uses interest rate swaps, currency swaps, and forward and option contracts to manage risks generally associated with foreign exchange rate, interest rate and commodity market volatility. All hedging instruments are designated as and effective as hedges, as required by generally accepted accounting principles. Instruments that do not qualify for hedge accounting are marked to market with changes recognized in current earnings. The company does not hold or issue derivative financial instruments for trading purposes and is not a party to leveraged derivatives.

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

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The company must adopt this standard no later than January 1, 2000. The company is reviewing the requirements of this standard. Although the company expects that this standard will not materially affect its financial position or results of operations, it has not yet determined the impact of this standard on its financial statements.

Accounting for stock-based compensation: The company uses the intrinsic value method for the Management Stock Ownership Program. The General Employees' Stock Purchase Plan is considered noncompensatory.

Comprehensive income: Effective January 1, 1998, the company adopted SFAS No. 130, "Reporting Comprehensive Income." Total comprehensive income and the components of accumulated other comprehensive income are presented in the Consolidated Statement of Changes in Stockholders' Equity and Comprehensive Income.

Earnings per share: The difference in the weighted average shares outstanding for calculating basic and diluted earnings per share is attributable to the assumed exercise of Management Stock Ownership Program stock options, if dilutive, and also includes the effect of the assumed exercise of General Employees' Stock Purchase Plan (GESPP) options for periods through June 30, 1997. Effective July 1997, GESPP options no longer have a dilutive effect.

Restructuring Charge
To  reduce costs and improve productivity, the company is streamlining
corporate   structure,  consolidating  manufacturing  operations   and
exiting certain product lines.

In 1998, the company recorded a restructuring charge of $332 million ($214 million after tax) in the third quarter and $161 million ($99 million after tax) in the fourth quarter, for a total of $493 million ($313 million after tax). As discussed below, a portion of this restructuring charge ($39 million) has been classified as a component of cost of goods sold. The restructuring charge does not include the write-down of goodwill or other intangible assets.

Of the total restructuring charge, $271 million relates to employee termination benefits. The company expects to terminate approximately 4,800 employees by December 31, 1999. These reductions will take place in each business segment and geographic area of the company and in all major functions.

Under the plan, the company terminated 1,225 employees in the second half of 1998, of whom about one-third were in the United States and two-thirds were abroad. Because certain employees can defer receipt of termination benefits for up to 12 months, cash payments lag job eliminations. After subtracting payments of $39 million made through December 31, 1998, the company had a remaining liability of $232 million related to employee termination benefits at year-end. This has been classified in current liabilities - payroll on the Consolidated Balance Sheet and will be funded through cash provided by operating activities.

The company plans to consolidate or downsize manufacturing operations including actions in seven locations in the United States, nine in Europe, four in the Asia Pacific area and two in Latin America. As part of the restructuring plan, the company is also discontinuing product lines which had combined annual sales of less than $100 million and marginal operating income in each of the years 1998, 1997 and 1996.

The restructuring charge includes $143 million, net of salvage value, for the write-down of assets included in property, plant and equipment. These assets primarily include specialized 3M manufacturing machinery and equipment. Estimated salvage values are based on estimates of proceeds upon sale of certain of the affected assets.

The restructuring charge also includes $79 million for losses on inventory write-downs and exit plans. The company has taken an inventory write-down of $39 million, which has been classified as a component of cost of goods sold, for certain product lines that are being discontinued. The losses on exit plans include $40 million in incremental costs and contractual obligations for items such as leasehold termination payments and other facility exit costs incurred as a direct result of this plan. After subtracting $8 million in payments made through December 31, 1998, the company had a remaining balance in other current liabilities of $32 million for these exit costs at year-end.

Selected information relating to the restructuring charge follows.

                                  Employee     Write-down of
                               Termination   Property, Plant
(Millions)                        Benefits     and Equipment    Other    Total
1998 restructuring charge
  Third quarter                       $102              $161      $69     $332
  Fourth quarter                       169                --       10      179
  Fourth quarter change in estimate     --               (18)      --      (18)
Total restructuring charge            $271              $143      $79     $493

Write-down of assets to
  net realizable value                  --              (143)     (39)    (182)

Cash payments                          (39)               --       (8)     (47)

Restructuring liability as of
  December 31, 1998                   $232              $ --      $32     $264


Gain on Divestiture
Effective August 15, 1997, the company sold National Advertising Company, an outdoor and mall advertising subsidiary, for cash proceeds of $1 billion. After adjusting for the net cost of the assets sold and for the expenses associated with the divestiture, the company realized a gain of $803 million ($495 million after tax) or $1.18 per diluted share, in 1997. National Advertising Company had annual sales of about $200 million and operating income of about $35 million. In 1998, a $10 million gain was recorded to finalize the accounting for this sale.

Discontinued Operations
In November 1995, the Board of Directors approved a plan to launch the company's data storage and imaging businesses as an independent, publicly owned company and to discontinue 3M's audio and video business. In June 1996, the Board of Directors approved the tax-free distribution by 3M of the common stock of Imation Corp. (Imation) as a special dividend of one share of Imation common stock for every 10 shares of outstanding 3M common stock held of record as of June 28, 1996. The company recorded the special dividend of Imation common stock by reducing retained earnings by $1.008 billion, which represented the carrying value of the net assets underlying the common stock distributed. The company's consolidated financial statements and notes reported Imation and the audio and video business as discontinued operations.

The 1995 loss on disposal of $373 million included the estimated future results of operations through the estimated date of spin-off or closure. The $10 million 1996 gain on disposal reflects final adjustments to the company's 1995 estimated loss on disposal.

Supplemental Statement of Income Information
(Millions)                                     1998      1997     1996
Research and development costs               $1,016    $1,002     $947
Advertising  and merchandising  costs           448       471      459

Supplemental Balance Sheet Information
(Millions)                                            1998       1997
Accounts receivable
Accounts  receivable                               $ 2,751    $ 2,523
Less allowances                                         85         89
  Accounts receivable - net                        $ 2,666    $ 2,434

Inventories
Finished goods                                     $ 1,161    $ 1,293
Work in process                                        613        605
Raw materials and supplies                             445        501
  Total inventories                                $ 2,219    $ 2,399

Other current assets
Product and other insurance receivables            $   291    $   254
Deferred income taxes                                  175        134
Other                                                  519        470
  Total other current assets                       $   985    $   858


Supplemental Balance Sheet Information (continued)
(Millions)                                            1998       1997
Other securities and investments*
Held-to-maturity (amortized cost)                  $   164    $   181
Available-for-sale (fair value)                        214        179
Other (cost, which approximates fair value)            482        500
  Total other securities and investments           $   860    $   860

Property, plant and equipment - at cost
Land                                               $   283    $   275
Buildings and leasehold improvements                 3,328      2,916
Machinery and equipment                              9,102      8,178
Construction in progress                               684        729
                                                   $13,397    $12,098
Less accumulated depreciation                        7,831      7,064
  Property, plant and equipment - net              $ 5,566    $ 5,034

Other assets
Product and other insurance receivables            $   862    $   805
Deferred income taxes                                   88        167
Other                                                  696        451
  Total other assets                               $ 1,646    $ 1,423

Other current liabilities
Product and other claims                           $   221    $   202
Restructuring                                           32         --
Deposits - banking operations**                        149        128
Deferred income taxes                                    6          9
Other                                                  870        703
  Total other current liabilities                  $ 1,278    $ 1,042

Other liabilities
Product and other claims                           $   447    $   698
Minority interest in subsidiaries                      390        361
Nonpension postretirement benefits                     497        477
Deposits - banking operations**                        260        249
Deferred income taxes                                  193         89
Other                                                  430        440
  Total other liabilities                          $ 2,217    $ 2,314

<F1>
*Unrealized  gains  and  losses  relating  to  other  securities   and
investments classified as available-for-sale are included as a component of accumulated other comprehensive income in stockholders' equity. Realized gains and losses in 1998 and 1997 were not material.
<F2>
**Primarily demand deposits and, as such, the carrying amount approximates fair value.

Supplemental Stockholders' Equity Information
Common stock ($.50 par value per share; without par value at December 31, 1996) of 1 billion shares is authorized, with 472,016,528 shares issued in 1998, 1997 and 1996. Common stock and capital in excess of par includes $60 million transferred from common stock to capital in excess of par value during 1997. Preferred stock, without par value, of 10 million shares is authorized but unissued. The following table shows the ending balances of the components of accumulated other comprehensive income. The tax effects and reclassification adjustments were not material.

(Millions)                                           1998      1997     1996
Accumulated other comprehensive income
Cumulative translation - net                       $ (518)  $  (547)  $ (178)
Debt and equity securities, unrealized gain - net      10         8       15
  Total accumulated other comprehensive income     $ (508)  $  (539)  $ (163)

Supplemental Cash Flow Information

Income tax payments and interest payments included in the Consolidated Statement of Cash Flows are shown below.

(Millions)                                     1998      1997     1996
Income  tax  payments                          $467    $1,123     $761
Interest payments                               130        91       78

Income tax payments in 1997 include $308 million related to the gain on the sale of National Advertising Company.

In 1998, the 3M Employee Stock Ownership Plan (ESOP) refinanced its existing debt by issuing new debt of $385 million. Because the company has guaranteed repayment of the ESOP debt, the debt and related unearned compensation are recorded on the Consolidated Balance Sheet. The repayment of principal and proceeds of long-term debt relating to the ESOP have been excluded from the financing activities of the company in the Consolidated Statement of Cash Flows because the funds involved were received and disbursed by the ESOP trust.

In connection with the spin-off of Imation, the company recorded cash proceeds of $79 million in 1996, primarily related to the sale of international assets to Imation. Imation also retired $65 million of short-term debt related to its businesses as of June 30, 1996.

In 1996, 3M increased its ownership in 3M Korea from 60 percent to 100 percent by purchasing the remaining interest from minority shareholders. The purchase price included the deferral of $72 million in installment payments over the period 1997 through 1999.

Debt

Short-Term Debt                               Effective
(Millions)                                  Interest Rate*    1998     1997
Commercial paper                                   5.05%    $  978   $1,070
Long-term debt - current portion                   5.03%       131      163
Other borrowings                                   6.09%       383      266
  Total short-term debt                                     $1,492   $1,499

Long-Term Debt                     Effective    Maturity
(Millions)                       Interest Rate*     Date      1998     1997
ESOP debt guarantee                 5.62%      2000-2009    $  359   $  338
U.S. dollar 6.375% note             6.38%           2028       330       --
U.S. dollar 6.625% Eurobond         4.67%           2001       250      250
3M Deutschland GmbH 5.75% Eurobond  3.56%           2001       216       --
German mark 5% Euronote             4.90%           2001       165      165
Medium-term 6.25% note                --            1999        --      100
Sumitomo 3M Limited 0.795% note     0.795%          2003        88       --
Other borrowings                    5.57%      2000-2037       206      162
  Total long-term debt                                      $1,614   $1,015

<F1>
*Reflects the effects of interest rate and currency swaps at  December
31, 1998.

Debt with fixed interest rates includes the ESOP, U.S. dollar 6.375 percent note, Sumitomo 3M Limited note, and a portion of other borrowings. ESOP debt is serviced by dividends on stock held by the ESOP and by company contributions. These contributions are reported as an employee benefit expense. Debt not denominated in U.S. dollars includes the 5.75 percent Eurobond, the Sumitomo 3M Limited note, and most of other borrowings. Other borrowings include debt held by 3M's international companies and floating rate notes and industrial bond issues in the United States.

Maturities of long-term debt for the next five years are: 1999, $131 million; 2000, $39 million; 2001, $674 million; 2002, $36 million; and 2003, $140 million.

The company estimates that the fair value of short-term and long-term debt approximates the carrying amount of this debt. Debt covenants do not restrict the payment of dividends.

At year-end 1998, the company had available short-term lines of credit totaling about $670 million.

Other Financial Instruments
Interest rate and currency swaps: The company uses interest rate and currency swaps to manage interest rate risk related to borrowings. The notional amounts shown in the table below serve solely as a basis for the calculation of payment streams to be exchanged. These notional amounts are not a measure of the company's exposure through its use of derivatives. These instruments generally mature in relationship to their underlying debt and have maturities extending to 2001. Unrealized gains and losses and exposure to changes in market conditions were not material at December 31, 1998 and 1997.

Notional Amounts
(Millions)                                        1998    1997
Interest rate swaps                               $350    $514
Currency swaps                                     265     452

Foreign  exchange  forward  and options contracts:   The  company  has
entered into foreign exchange forward and options contracts, the majority of which have maturities of less than one year. The face amounts represent contracted U.S. dollar equivalents of forward and options contracts denominated in foreign currencies. The amounts at risk are not material because the company has the ability to generate offsetting foreign currency cash flows. Unrealized gains and losses at December 31, 1998 and 1997, were not material.

Face Amounts
(Millions)                                         1998    1997
Forward contracts                                $1,050    $966
Options purchased                                   590     472
Options sold                                         88     123

The company engages in hedging activities to reduce exchange rate risks arising from cross-border cash flows denominated in foreign currencies. The company operates on a global basis, generating more than half its revenues internationally and engaging in substantial product and financial transfers among geographic areas. Major forward contracts at December 31, 1998, were denominated in British pounds, Japanese yen, German marks, Singapore dollars and Belgian francs.

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

Leases
Rental expense under operating leases was $125 million in both 1998 and 1997, and $138 million in 1996. The table below shows minimum payments under operating leases with noncancelable terms in excess of one year, as of December 31, 1998.

                                                          After
(Millions)              1999   2000   2001   2002   2003   2003  Total
Minimum lease payments   $65    $47    $31    $22    $16    $61   $242

Income Taxes
In 1998, the company refinanced debt related to its Employee Stock Ownership Plan. The provision for income taxes shown below excludes a $21 million tax benefit related to this refinancing. In 1997, the gain on the sale of National Advertising Company, a U.S. business, was taxed at a rate of 38.4 percent (federal statutory rate of 35.0 percent and a net effective state tax rate of 3.4 percent). The 1997 information reflects the pre-tax gain of $803 million on the sale and related income taxes paid of $308 million.

Income from Continuing Operations before
Income Taxes and Minority Interest
       (Millions)                          1998        1997       1996
United States                            $1,326      $2,607     $1,534
International                               626         833        945
  Total                                  $1,952      $3,440     $2,479

Provision for Income Taxes
(Millions)                                 1998        1997       1996
Currently payable
  Federal                                $  186      $  823     $  331
  State                                      52         127         63
  International                             308         370        405
Deferred
  Federal                                   149         (57)        76
  State                                      13          (5)         7
  International                             (23)        (17)         4
  Total                                  $  685      $1,241     $  886

Components of Deferred Tax Assets
and Liabilities
(Millions)                                  1998        1997
Accruals currently not deductible
  Benefit costs                             $288        $247
  Severance and other restructuring costs     93          --
  Product and other claims                   254         343
Product and other insurance receivables     (439)       (404)
Accelerated depreciation                    (333)       (243)
Other                                        201         260
  Net deferred tax asset                    $ 64        $203

At December 31, 1998, about $2.643 billion of retained earnings attributable to international companies were considered to be indefinitely invested. No provision has been made for taxes that might be payable if these earnings were remitted to the United States. It is not practical to determine the amount of incremental taxes that might arise were these earnings to be remitted.

Reconciliation of Effective Income Tax Rate     1998     1997     1996
Statutory U.S. tax rate                         35.0%    35.0%    35.0%
State income taxes - net                         2.4      2.3      1.8
International income taxes - net                  .8       .2       .5
All other - net                                 (3.1)    (1.4)    (1.5)
  Effective worldwide tax rate                  35.1%    36.1%    35.8%

Business Segments
Effective at year-end 1998, the company adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." Prior period amounts have been restated to conform to the requirements of this statement.

3M's businesses are organized, managed, and internally reported as three segments. The segments, which are based on differences in products, technologies and services, are Industrial and Consumer; Transportation, Safety and Specialty Material; and Health Care. These segments have worldwide responsibility for virtually all of the company's product lines. These product lines serve a wide range of markets, including automotive, communications, consumer, electronics, health care, industrial, office, personal care and safety. 3M is not dependent on any single product or market.

Transactions between reportable segments are recorded at cost. 3M is an integrated enterprise characterized by substantial intersegment cooperation, cost allocations and inventory transfers. Therefore, management does not represent that these segments, if operated independently, would report the operating income and other financial information shown.

Business                           Transportation,
Segment               Industrial   Safety and            Corporate
Information           and          Specialty   Health    and          Total
(Millions)            Consumer     Material    Care      Unallocated  Company
Net sales     1998    $7,714       $4,125      $3,076    $  106       $15,021
              1997     7,774        4,202       3,004        90        15,070
              1996     7,377        3,896       2,897        66        14,236

Operating     1998    $1,285       $  753      $  600    $ (599)*     $ 2,039
income        1997     1,371          808         550       (54)*       2,675
              1996     1,256          812         574      (151)*       2,491

Assets**      1998    $5,185       $3,764      $2,168    $3,036       $14,153
              1997     5,030        3,296       2,042     2,870        13,238
              1996     4,771        3,129       2,012     3,452        13,364

Depreciation  1998    $  446       $  236      $  161    $   23       $   866
and           1997       405          261         183        21           870
amortization  1996       425          270         160        28           883

Capital       1998    $  676       $  517      $  221    $   16       $ 1,430
expenditures  1997       581          563         217        45         1,406
              1996       430          445         216        18         1,109

<F1>
*Operating income includes unallocated corporate overhead expenses, some of which historically were allocated to discontinued operations. Operating income for 1998 includes a $493 million restructuring charge.
<F2>
**Segment assets primarily include accounts receivable; inventory; property, plant and equipment - net; and other miscellaneous assets. Assets included in Corporate and Unallocated principally are cash and cash equivalents; other securities; insurance receivables; deferred income taxes; certain investments and other assets; and certain unallocated property, plant and equipment.

Revenue by Classes of Similar Products or Services and Segments* (Unaudited)
(Millions)                                             1998       1997       1996
Tapes (I&C)                                         $ 2,005   $  2,080    $ 2,096
Abrasives (I&C)                                       1,332      1,326      1,270
Automotive products and specialty materials (TS&SM)   1,687      1,647      1,460
Connecting and insulating (I&C)                       1,733      1,739      1,564
Consumer and office (I&C)                             2,611      2,603      2,460
Health care (HC)                                      2,540      2,476      2,356
Safety and personal care (TS&SM, HC)                  1,497      1,355      1,301
All other products (All)                              1,616      1,844      1,729
  Total                                             $15,021    $15,070    $14,236

<F1>
*Industrial and Consumer (I&C);  Transportation, Safety and
 Specialty Material (TS&SM);  Health Care (HC).

Geographic Areas
Information in the table below is presented on the basis the company uses to manage its businesses. Export sales and certain income and expense items are reported within the geographic area where the final sales to customers are made.

                                                   Latin
                               Europe              America,  Elimina-
                               and                 Africa    tions
                     United    Middle    Asia      and       and     Total
(Millions)           States    East      Pacific   Canada    Other   Company
Net sales to  1998   $7,231    $3,850    $2,375    $1,539   $   26   $15,021
customers     1997    7,242     3,640     2,632     1,530       26    15,070
              1996    6,655     3,620     2,577     1,359       25    14,236

Operating     1998   $1,185    $  516    $  503    $  349   $(514)*  $ 2,039
income        1997    1,290       431       611       360     (17)     2,675
              1996    1,125       463       617       304     (18)     2,491

Property      1998   $3,376    $1,107    $  709    $  374   $  --    $ 5,566
plant and     1997    3,133     1,013       532       356      --      5,034
equipment -   1996    2,842     1,099       598       305      --      4,844
net

<F1>
*Operating income for 1998 includes a $493 million restructuring charge.

Retirement and Postretirement Benefit Plans
Effective at year-end 1998, the company adopted SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." Information for prior years has been restated to conform to the requirements of this statement.

3M has various company-sponsored retirement plans covering substantially all U.S. employees and many employees outside the United States. Pension benefits are based principally on an employee's years of service and compensation near retirement. In addition to providing pension benefits, the company provides certain postretirement health care and life insurance benefits for substantially all of its U.S. employees who reach retirement age while employed by the company. Most international employees and retirees are covered by government health care programs. The cost of company-provided health care plans for these international employees is not material.

The company's pension funding policy is to deposit with an independent trustee amounts at least equal to those required by law. A trust fund is maintained to provide pension benefits to plan participants and their beneficiaries. A number of plans are maintained by deposits with insurance companies. In addition, the company has set aside funds for its U.S. postretirement plan with an independent trustee and makes periodic contributions to the plan.

Benefit Plan Information                     Pension Benefits
                                    ----------------------------------
                                          U.S.           International    Other Benefits
                                    ---------------    ---------------    --------------
  (Millions)                           1998    1997      1998     1997     1998    1997
Reconciliation of benefit obligation
  Beginning balance                 $5,392   $4,800    $1,435   $1,439  $  995  $  943
  Service cost                         130      115        69       52      36      36
  Interest cost                        377      354        95       96      62      65
  Participant contributions              -        -         6        6       6       6
  Foreign exchange rate changes          -        -        60      (96)      -       -
  Plan amendments                      100        1         -        -       -       5
  Actuarial(gain)loss                  492      382       194      (20)     (2)      1
  Benefit payments                    (290)    (260)      (44)     (42)    (67)    (61)
  Ending balance                    $6,201   $5,392    $1,815   $1,435  $1,030  $  995

Reconciliation of plan assets at fair value
  Beginning balance                 $5,411   $4,642    $1,458   $1,369  $  482  $  449
  Actual return on plan assets       1,018      908       164      165      52      38
  Company contributions                 83      121        58       47      50      50
  Participant contributions              -        -         6        6       6       6
  Foreign exchange rate changes          -        -        45      (89)      -       -
  Benefit payments                    (279)    (260)      (41)     (40)    (67)    (61)
  Ending balance                    $6,233   $5,411    $1,690   $1,458  $  523  $  482

  Plan assets at fair value
    less benefit obligation         $   32   $   19    $ (125)  $   23  $ (507) $ (513)
  Unrecognized transition
   (asset) obligation                  (37)     (74)       24       22       -       -
  Unrecognized prior service cost      179      116        49       51     (48)    (59)
  Unrecognized (gain) loss            (181)     (94)       47      (82)     58      95
  Net prepaid (payable) recognized  $   (7)  $  (33)   $   (5)  $   14  $ (497) $ (477)

The company's U.S. nonqualified pension plan had an accumulated benefit obligation in excess of plan assets in both 1998 and 1997. The plan's accumulated benefit obligation was $175 million at December 31, 1998, and $143 million at December 31, 1997. There are no plan assets in the nonqualified plan due its nature.

Certain international pension plans were underfunded. As of year-end 1998 and 1997, the accumulated benefit obligations of these plans were $418 million and $84 million, respectively, and the assets of these plans were $384 million and $69 million, respectively. The net underfunded amount is included in other liabilities in the Consolidated Balance Sheet.

Benefit Plan Information                 Pension Benefits
                              -----------------------------------------
                                     U.S.              International         Other Benefits
                              ------------------     ------------------    ------------------
(Millions)                    1998   1997   1996     1998   1997   1996    1998   1997   1996
Components of net periodic
  benefit cost
  Service cost                $130   $115   $121     $ 80  $  67  $  69    $ 36   $ 36   $ 36
  Interest cost                377    354    332       95     96     94      62     65     66
  Expected return on assets   (440)  (381)  (349)    (103)  (106)   (97)    (32)   (28)   (26)
  Amortization of transition
   (asset) obligation          (37)   (37)   (37)      (1)    (1)    (1)      -      -      -
  Amortization of prior service
   cost                         38     36     38        8      9      9     (11)   (11)    (6)
  Recognized net actuarial
   (gain) loss                   -      -     (6)       3     (1)     -       -      1     (9)
Net periodic benefit cost     $ 68   $ 87   $ 99     $ 82   $ 64  $  74    $ 55   $ 63   $ 61

Weighted average assumptions
  Discount rate               6.50%  7.00%  7.50%    5.58%  6.47%  7.10%   6.50%  7.00%  7.50%
  Expected return on assets   9.00%  9.00%  9.00%    6.72%  7.03%  7.68%   6.25%  6.25%  6.25%
  Compensation rate increase  4.65%  4.85%  4.85%    4.02%  4.35%  5.60%   4.65%  4.85%  4.85%

The company expects its health care cost trend rate for postretirement benefits to slow from 6.4 percent in 1999 to 5.0 percent in 2004, after which the rate is expected to stabilize. A one percentage point change in the assumed health care cost trend rates would have the following effects.

                                            1  Percentage     1 Percentage
(Millions)                                  Point Increase    Point Decrease
Effect on current year's benefit expense    $     12          $    (10)
Effect on benefit obligation                     102               (84)

Employee Savings and Stock Ownership Plans
The company sponsors employee savings plans under Section 401(k) of the Internal Revenue Code. These plans are offered to substantially all regular U.S. employees. Employee contributions of up to 6 percent of compensation are matched at rates ranging from 10 to 35 percent, with additional company contributions depending upon company performance.

The company maintains an Employee Stock Ownership Plan (ESOP). This plan was established in 1989 as a cost effective way of funding the majority of the company's contributions under 401(k) employee savings plans. Total ESOP shares are considered to be shares outstanding for earnings per share calculations.

In 1998, the ESOP refinanced its existing debt by issuing new debt of $385 million at an interest rate of 5.62 percent. This refinancing extended the life of the original ESOP from 2004 to 2009. The company incurred a one-time charge of $59 million ($38 million after tax, or $0.09 per diluted share), which is reported as an extraordinary loss from early extinguishment of debt.

Dividends on shares held by the ESOP are paid to the ESOP trust and, together with company contributions, are used by the ESOP to repay principal and interest on the outstanding notes. Over the life of the notes, shares are released for allocation to participants based on the ratio of the current year's debt service to the remaining debt service prior to the current payment.

The ESOP has been the primary funding source for the company's employee savings plans. Expenses related to the ESOP generally represent total debt service on the notes, less dividends. The company contributes treasury shares to employee savings plans to cover obligations not funded by the ESOP. These amounts are reported as an employee benefit expense. Unearned compensation, shown as a reduction of stockholders' equity, is reduced symmetrically as the ESOP makes principal payments.

ESOP Information
(Millions)                                    1998      1997      1996
Dividends on shares held by the ESOP          $ 31      $ 30      $ 28
Company contributions to the ESOP               44        37        37
Interest incurred on ESOP notes                 29        32        34
Expenses related to the ESOP                    37        36        36

In July 1996, the ESOP received Imation shares from the spin-off distribution. These shares were sold and the proceeds were used to purchase additional 3M shares.

ESOP Shares                             1998         1997         1996
Allocated                          6,586,192    6,006,099    5,202,188
Committed to be released              85,153      184,181      399,220
Unreleased                         7,457,885    8,286,949    9,103,730
  Total ESOP shares               14,129,230   14,477,229   14,705,138

General Employees' Stock Purchase Plan
Substantially all employees are eligible to participate in the company's General Employees' Stock Purchase Plan (GESPP). Participants are granted options at 85 percent of market value at the date of grant. Effective July 1997, options are granted on the first business day and exercised on the last business day of the same month. Previously, GESPP options were exercised within 27 months from the date of grant.

                           1998               1997               1996
                   ------------------  ------------------  -----------------
                             Exercise            Exercise            Exercise
                      Shares   Price*     Shares   Price*     Shares   Price*
Under option-
  January 1               --  $   --     292,495  $62.35     350,805  $50.21
    Granted        1,271,120   69.91   1,123,358   77.50   1,498,538   58.78
    Exercised     (1,271,120)  69.91  (1,293,282)  74.67  (1,501,011)  55.67
    Canceled              --      --    (122,571)  71.21     (55,837)  52.07
  December 31             --      --          --      --     292,495  $62.35
Options exercisable-
  December 31             --      --          --      --      84,893  $63.87
Shares available for grant-
  December 31     10,521,542          11,792,662          12,793,449

<F1>
*Weighted average

Management Stock Ownership Program
In May 1997, shareholders approved an additional 35 million shares for issuance under the Management Stock Ownership Program (MSOP). Management stock options are granted at market value at the date of grant. These options generally are exercisable one year after the date of grant and expire 10 years from the date of grant. At year-end, there were 10,594 participants in the plan. To preserve the intrinsic value of management stock options after the Imation spin-off, the number of outstanding options and related exercise prices were adjusted in 1996, resulting in no economic impact to participants or the company.

                          1998                1997               1996
                   ------------------  ------------------  ------------------
                             Exercise             Exercise           Exercise
                      Shares   Price*      Shares   Price*      Shares Price*
Under option-
  January 1       26,831,852  $59.75   26,487,335  $52.61   23,974,715  $47.93
    Granted        5,872,537   92.78    5,598,761   91.25    5,810,480   65.54
    Imation Corp.
      Adjustment          --      --           --      --    1,097,520   50.07
    Exercised     (3,300,215)  47.76   (5,241,804)  46.99   (4,225,544)  43.11
    Canceled         (73,625)  93.35      (12,440)  91.70     (169,836)  53.17
  December 31     29,330,549  $67.72   26,831,852  $59.75   26,487,335  $52.61
Options exercisable-
  December 31     24,031,395  $62.09   21,673,983  $52.12   20,462,410  $49.54
Shares available for grant-
  December 31     30,123,936           35,968,913            6,555,234

<F1>
*Weighted average

Options Outstanding and Exercisable at December 31, 1998
                       Options Outstanding               Options Exercisable
               -------------------------------------    --------------------
Range of                    Remaining
Exercise                    Contractual       Exercise               Exercise
Prices         Shares       Life (months)*    Price*     Shares      Price*
$34.76-47.00    5,476,178    34               $41.79      5,476,178  $41.79
 48.00-64.00   11,932,262    80                57.03     11,932,262   57.03
 67.00-98.60   11,922,109   106                90.33      6,622,955   87.99

<F1>
*Weighted average

Stock-Based Compensation
No compensation cost has been recognized for the General Employees' Stock Purchase Plan (GESPP) or the Management Stock Ownership Program
(MSOP). Pro forma amounts based on the options' estimated fair value, net of tax, at the grant dates for awards under the GESPP and MSOP are presented below.

Pro Forma Net Income and Earnings Per Share
(Millions)                           1998        1997        1996
Net income
  As reported                      $1,175      $2,121      $1,526
  Pro forma                         1,072       2,032       1,439
Earnings per share - basic
  As reported                      $ 2.91      $ 5.14       $3.65
  Pro forma                          2.66        4.92        3.44
Earnings per share - diluted
  As reported                      $ 2.88      $ 5.06       $3.62
  Pro forma                          2.63        4.85        3.41

The weighted average fair value per option granted during 1998, 1997 and 1996 was $12.34, $13.67 and $10.37, respectively, for the GESPP, and $20.41, $21.81 and $13.43, respectively, for the incentive MSOP grants. The weighted average fair value was calculated by using the fair value of each option on the date of grant. The fair value of GESPP options was based on the 15 percent purchase discount. For MSOP options the fair value was calculated utilizing the Black-Scholes option-pricing model and the assumptions that follow.

MSOP Assumptions           1998      1997      1996
Risk-free interest rate     5.7%      6.6%      6.4%
Dividend growth rate        5.8%      5.8%      4.3%
Volatility                 17.6%     15.0%     14.2%
Expected life (months)       69        67        66

The GESPP and MSOP options, if exercised, would have the following dilutive effect on shares outstanding for 1998, 1997 and 1996, respectively: 4.7 million, 6.0 million and 3.9 million shares. Beginning July 1997, GESPP options had no dilutive effect. MSOP options to purchase 10.8 million shares of common stock at an average price of $92.14 were outstanding at year-end 1998. These MSOP options were not included in the computation of diluted earnings per share because they would not have had a dilutive effect.

Legal Proceedings
Discussion of legal matters is incorporated by reference from Part  I,
Item 3, of this Form 10-K, and should be considered an integral part of the Consolidated Financial Statements and Notes.

Quarterly Data (Unaudited)

 (Millions, except per-share amounts)
                       First    Second     Third     Fourth      Year
Net sales
1998                 $ 3,700   $ 3,770   $ 3,766   $  3,785   $15,021
1997                   3,714     3,817     3,826      3,713    15,070

Cost of goods sold*
1998                 $ 2,096   $ 2,162   $ 2,219   $  2,267   $ 8,744
1997                   2,089     2,156     2,173      2,162     8,580

Income before extraordinary loss*
1998                 $   400   $   386   $   178   $    249   $ 1,213
1997                     410       418       927        366     2,121
Net income*
1998                 $   400   $   386   $   178   $    211   $ 1,175
1997                     410       418       927        366     2,121

Basic earnings per share - income before extraordinary loss*
1998                 $   .99   $   .95   $   .44   $    .62   $  3.01
1997                     .99      1.01      2.25        .90      5.14
Basic earnings per share - net income*
1998                 $   .99   $   .95   $   .44   $    .52   $  2.91
1997                     .99      1.01      2.25        .90      5.14

Diluted earnings per share - income before extraordinary loss*
1998                 $   .98   $   .94   $   .44   $    .61   $  2.97
1997                     .97       .99      2.21        .89      5.06
Diluted earnings per share - net income*
1998                 $   .98   $   .94   $   .44   $    .52   $  2.88
1997                     .97       .99      2.21        .89      5.06

Stock price comparisons (NYSE composite transactions)
1998  High           $ 96.13   $ 97.88   $ 84.44   $  87.50   $ 97.88
1998  Low              80.06     80.38     65.63      69.38     65.63
1997  High             93.25    105.50    104.50     101.19    105.50
1997  Low              80.00     80.13     86.00      81.38     80.00

<F1>
*Third quarter 1998 includes a total restructuring charge of $332 million ($214 million after tax, or $.53 per diluted share); fourth quarter 1998 includes a total restructuring charge of $161 million ($99 million after tax, or $.25 per diluted share), and an extraordinary loss from early extinguishment of debt of $38 million after tax, or $.09 per diluted share. The inventory portion of the restructuring charge, included in cost of goods sold, totaled $29 million in third quarter 1998 and $10 million in fourth quarter 1998. Third quarter 1997 includes a gain on the sale of National Advertising Company of $803 million ($495 million after tax, or $1.18 per diluted share).

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

   None.

                            PART III

Item 10. Directors and Executive Officers of the Registrant.

Item 11. Executive Compensation.

Item   12.  Security  Ownership  of  Certain  Beneficial  Owners   and
Management.

Item 13. Certain Relationships and Related Transactions.

The information required by Items 10 through 13 are incorporated by reference from the registrant's definitive proxy statement pursuant to general instruction G(3), with the exception of the executive officers section of Item 10, which is included in Item 1 of this Form 10-K. The registrant will file with the Commission a definitive proxy statement pursuant to Regulation 14A by April 30, 1999.


                            PART IV

Item  14. Exhibits, Financial Statement Schedules, and Reports on Form
8-K.

(a) The financial statements filed as part of this report are listed in the index to financial statements on page 25.

All financial statement schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements or the notes thereto.

(b) Reports on Form 8-K:
The company filed a report on Form 8-K dated December 16, 1998.
In a release dated December 16, 1998, the company announced that it expects fourth-quarter 1998 earnings to be below those in the same quarter last year. The new release also contained forward-looking statements relating to the fourth quarter of 1998 and full year 1999. The news release was attached as Exhibit 99 to the Form 8-K.

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

(10) Material contracts, management
     remuneration:
     (a) management stock ownership program.      Exhibit 4 of
                                                  Registration No. 333-30689
                                                  on Form S-8.
     (b)  profit sharing plan, performance        Written description contained
          unit plan and other compensation        in issuer's proxy statement
          arrangements.                           for the 1999 annual
                                                  shareholders' meeting.


                                                        Reference (pages)
                                                            Form 10-K
   Submitted herewith:

        (12)  Calculation of ratio of earnings
              to fixed charges.                                  51

        (21)  Subsidiaries of the registrant.                    52

        (23)  Consent of experts.                                53

        (24)  Power of attorney.                                 54

        (27)  Financial data schedule for the year ended
              December 31, 1998 (EDGAR filing only).

                                 SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  MINNESOTA MINING AND MANUFACTURING COMPANY



                              By  /s/ Giulio Agostini
                                 Giulio Agostini, Senior Vice President
                                 Principal Financial and Accounting Officer
                                 February 11, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 11, 1999.

Signature               Title

Livio D. DeSimone       Chairman of the Board and
                        Chief Executive Officer, Director

Ronald O. Baukol        Director
Edward A. Brennan       Director
Edward R. McCracken     Director
W. George Meredith      Director
Ronald A. Mitsch        Director
Allen E. Murray         Director
Rozanne L. Ridgway      Director
Frank Shrontz           Director
F. Alan Smith           Director
Louis W. Sullivan       Director


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