Form 10-Q/A
period 1998-09-30
MINNESOTA MINING & MANUFACTURING CO
filed 1999-03-31
CIK 66740

The Minnesota Mining and Manufacturing Company (3M) Form 10-Q for the period ended September 30, 1998, filed on November 6, 1998, via EDGAR has been amended (Form 10-Q/A). The inventory portion of the restructuring charge ($29 million) has been reclassified in the Consolidated Statement of Income and Consolidated Statement of Cash Flows to be consistent with the presentation in the year-end 1998 Form 10-K.

In the Consolidated Statement of Income, the inventory portion of the restructuring charge has been classified as a component of cost of goods sold. This change did not impact reported operating income. In the Consolidated Statement of Cash Flows this charge has now been included as part of "Asset impairment charges", instead of as part of "Working capital and other changes - net". This change did not impact net cash provided by operating activities. Related discussion in the "Restructuring Charge" note and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" has been updated. The financial data schedule has been updated to reflect the change in cost of goods sold and the remaining restructuring charge has been included in other expenses.

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

                     PART I.  Financial Information

                    Consolidated Statement of Income
             (Amounts in millions, except per-share amounts)
                              (Unaudited)
                               Three months ended     Nine months ended
                                   September 30          September 30
                                1998       1997        1998        1997
Net sales                      $3,766     $3,826     $11,236     $11,357

Operating expenses
  Cost of goods sold            2,190      2,173       6,448       6,418
  Restructuring charge-
    inventory                      29         --          29          --
      Total cost of goods sold  2,219      2,173       6,477       6,418
  Selling, general and
    administrative expenses       947        952       2,838       2,861
  Restructuring charge - other    303         --         303          --
         Total                  3,469      3,125       9,618       9,279

Operating income                  297        701       1,618       2,078

Other income and expense
  Interest expense                 37         23         106          74
  Investment and other
    income - net                  (11)       (13)        (33)        (44)
  Gain on divestiture - net       (10)      (803)        (10)       (803)
         Total                     16       (793)         63        (773)

Income before income taxes
  and minority interest           281      1,494       1,555       2,851

Provision for income taxes         96        549         552       1,035

Minority interest                   7         18          39          61

Net income                     $  178     $  927      $  964      $1,755

Weighted average common
  shares outstanding            402.7      412.5       403.7       414.7
Earnings per share - basic     $ 0.44     $ 2.25      $ 2.39      $ 4.23

Weighted average common
  and common equivalent
  shares outstanding            406.7      419.2       408.7       420.9
Earnings per share - diluted   $ 0.44     $ 2.21       $2.36       $4.17

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


         Minnesota Mining and Manufacturing Company and Subsidiaries

                     Consolidated Statement of Cash Flows
                            (Dollars in millions)
                                 (Unaudited)

                                                      Nine months ended
                                                         September 30
                                                        1998       1997

Cash Flows from Operating Activities
Net income                                            $  964     $1,755

Adjustments to reconcile net income
    to net cash provided by operating activities
  Depreciation and amortization                          644        654
  Asset impairment charges                               190         --
  Gain on divestiture - net                              (10)      (803)
  Income tax payable relating to divestiture               4        308
  Implant litigation - net                              (209)       130
  Working capital and other changes - net                (85)      (386)
Net cash provided by continuing operations             1,498      1,658
Net cash used by discontinued operations                 --         (92)
Net cash provided by operating activities              1,498      1,566

Cash Flows from Investing Activities
Capital expenditures                                  (1,056)    (1,002)
Proceeds from National Advertising Company divestiture    --      1,000
Other changes - net                                      (68)        37
Net cash (used) provided by investing activities      (1,124)        35

Cash Flows from Financing Activities
Change in short-term debt - net                          145        (90)
Repayment of long-term debt                              (52)      (546)
Proceeds from long-term debt                             556        334
Purchases of treasury stock                             (606)    (1,229)
Reissuances of treasury stock                            245        294
Payment of dividends                                    (666)      (661)
Other                                                    (19)       (22)
Net cash used in financing activities                   (397)    (1,920)

Effect of exchange rate changes on cash                   (3)        42

Net decrease in cash and cash equivalents                (26)      (277)

Cash and cash equivalents at beginning of year           230        583
Cash and cash equivalents at end of period            $  204     $  306

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

In the third quarter of 1998, in connection with this plan to improve productivity and reduce costs, the company recorded a restructuring charge of $332 million ($214 million after-tax). Major components of this estimated charge include $161 million related to the write-down of certain assets to net realizable value, $102 million of employee severance and related costs, $40 million relating to losses on
business   dispositions  and  other  costs, and $29 million relating
to inventory write-downs.   These  components  are reflected  on  the
consolidated balance sheet as a reduction in property, plant and equipment - net, and as accruals in payroll, other current liabilities, and inventory, respectively. The inventory write-down of $29 million, which has been classified as a component of cost of goods sold, is for certain product lines that are being discontinued. As of September 30, 1998, only minimal payments had been made relating to the restructuring charge.

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

The cost of goods sold discussion that follows excludes the inventory portion of the restructuring charge.

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

The cost of goods sold discussion that follows excludes the inventory portion of the restructuring charge.

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

Net cash provided by operating activities from continuing operations totaled $1.498 billion in the first nine months of the year, down $160 million from the same period last year. Net cash outflows from mammary implant litigation were $339 million higher than in the same period last year. Asset impairment charges of $190 million relate to the third quarter 1998 restructuring and represent the write-down of certain assets to net realizable value ($161 million relating to prop-erty, plant and equipment and an inventory write-down of $29 million). Working capital and other changes in 1998 includes the impact of the employee severance and business disposition components of the restructuring charges.

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



                          MINNESOTA MINING AND MANUFACTURING COMPANY
                                         (Registrant)



Date:           March 31, 1999


                          /s/ Ronald G. Nelson

                           Ronald G. Nelson,
                           Vice President and Controller