Form 10-Q
period 1999-03-31
MINNESOTA MINING & MANUFACTURING CO
filed 1999-05-10
CIK 66740

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549


                            FORM 10-Q

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter ended March 31, 1999    Commission file number: 1-3285



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


On March 31, 1999, there were 402,639,206 shares of the Registrant's common stock outstanding.



               This document contains 29 pages.
          The exhibit index is set forth on page 26.


       Minnesota Mining and Manufacturing Company and Subsidiaries

                     PART I.  Financial Information

                    Consolidated Statement of Income
             (Amounts in millions, except per-share amounts)
                              (Unaudited)
                               Three months ended
                                    March 31
                                1999       1998
Net sales                      $3,776     $3,700

Operating expenses
  Cost of goods sold            2,162      2,096
  Selling, general and
    administrative expenses       965        924
         Total                  3,127      3,020

Operating income                  649        680

Other income and expense
  Interest expense                 31         34
  Investment and other
    income - net                   (8)       (11)
         Total                     23         23

Income before income taxes
  and minority interest           626        657

Provision for income taxes        225        237

Minority interest                  17         20

Net income                     $  384     $  400

Weighted average common
  shares outstanding            402.3      404.4
Earnings per share - basic     $  .95     $  .99

Weighted average common
  and common equivalent
  shares outstanding            405.9      410.0
Earnings per share - diluted   $  .95     $  .98

<F1>
The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.


          Minnesota Mining and Manufacturing Company and Subsidiaries
                          Consolidated Balance Sheet
                             (Dollars in millions)
                                                  (Unaudited)
                                                    March 31,  December 31,
                                                      1999         1998
Assets
Current assets
   Cash and cash equivalents                         $   253       $   211
   Other securities                                       98           237
   Accounts receivable - net                           2,647         2,666
   Inventories
      Finished goods                                   1,147         1,161
      Work in process                                    538           613
      Raw materials and supplies                         407           445
         Total inventories                             2,092         2,219
   Other current assets                                  966           985
            Total current assets                       6,056         6,318
Investments                                              639           623
Property, plant and equipment                         13,275        13,397
   Less accumulated depreciation                      (7,759)       (7,831)
      Property, plant and equipment - net              5,516         5,566
Other assets                                           1,535         1,646
            Total                                    $13,746       $14,153

Liabilities and Stockholders' Equity
Current liabilities
   Accounts payable                                  $   913       $   868
   Payroll                                               438           487
   Income taxes                                          418           261
   Short-term debt                                     1,151         1,492
   Other current liabilities                           1,062         1,278
            Total current liabilities                  3,982         4,386
Other liabilities                                      2,226         2,217
Long-term debt                                         1,569         1,614

Stockholders' equity
   Common stock, $.50 par value,
      472,016,528 shares issued                          236           236
   Capital in excess of par value                         60            60
   Retained earnings                                  10,121         9,980
   Treasury stock, at cost                            (3,430)       (3,482)
      March 31, 1999,    69,377,322
      December 31, 1998, 70,092,280
   Unearned compensation - ESOP                         (337)         (350)
   Accumulated other comprehensive income
      Cumulative translation - net                      (702)         (518)
      Debt and equity securities,
         unrealized gain - net                            21            10
      Total accumulated other comprehensive income      (681)         (508)
         Stockholders' equity - net                    5,969         5,936
            Total                                    $13,746       $14,153

<F1>
The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.


         Minnesota Mining and Manufacturing Company and Subsidiaries

                     Consolidated Statement of Cash Flows
                            (Dollars in millions)
                                 (Unaudited)

                                                      Three months ended
                                                           March 31
                                                        1999       1998
Cash Flows from Operating Activities
Net income                                             $ 384      $ 400

Adjustments to reconcile net income
     to net cash provided by operating activities
     Depreciation and amortization                       223        213
     Implant   litigation   -   net                      (30)       (91)
     Working capital and other changes - net             251       (147)
Net cash provided by operating activities                828        375

Cash Flows from Investing Activities
Capital expenditures                                    (289)      (338)
Other changes - net                                      (40)       (63)
Net cash used in investing activities                   (329)      (401)

Cash Flows from Financing Activities
Change in short-term debt - net                         (136)       (55)
Repayment of long-term debt                             (104)       (20)
Proceeds from long-term debt                              --        333
Purchases of treasury stock                              (32)      (187)
Reissuances of treasury stock                             67        127
Payment of dividends                                    (225)      (222)
Net cash used in financing activities                   (430)       (24)

Effect of exchange rate changes on cash                  (27)        --

Net increase (decrease) in cash and cash equivalents      42        (50)

Cash and cash equivalents at beginning of year           211        230
Cash and cash equivalents at end of period            $  253     $  180

<F1>
The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

        Minnesota Mining and Manufacturing Company and Subsidiaries
                 Notes to Consolidated Financial Statements
                                (Unaudited)

The interim consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. These adjustments consist of normal, recurring items. The results of operations for any interim period are not necessarily indicative of results for the full year. The interim consolidated financial statements and notes are presented as permitted by the requirements for Form 10-Q and do not contain certain information included in the company's annual consolidated financial statements and notes. This Form 10-Q should be read in conjunction with the company's consolidated financial statements and notes included in its 1998 Annual Report on Form 10-K.

Pending Divestitures:
The company has entered into agreements to sell Eastern Heights Bank, a subsidiary banking operation, to Norwest Bank Minnesota (a subsidiary of Wells Fargo & Company), and to sell the assets of its Cardiovascular Systems business to Terumo Corp. of Tokyo, Japan. These divestitures, expected to be finalized late in the second quarter or early in the third quarter of 1999, should generate cash proceeds (net of tax) of approximately $185 million.

Restructuring Charge:
In 1998, the company recorded a restructuring charge of $493 million ($313 million after tax), which is discussed in the 1998 Form 10-K. During the quarter ended March 31, 1999, the company terminated 688 employees under the plan. Because certain employees can defer receipt of termination benefits for up to 12 months, cash payments relate to both current and previous terminations. The restructuring liability as of March 31, 1999, totaled $198 million. Selected information relating to the restructuring charge follows.

Restructuring                     Employee
Information                    Termination
(Millions)                        Benefits         Other        Total
Restructuring liability as of
  December 31, 1998                   $232           $32         $264

1999 cash payments
  First quarter                        (65)           (1)         (66)

Restructuring liability as of
  March 31, 1999                      $167           $31         $198


Business Segments:
Net sales and operating income by segment for the first quarter of 1999 and first quarter of 1998 follow.

Business                     Transportation,
Segment            Industrial    Safety and               Corporate
Information               and     Specialty    Health           and     Total
(Millions)           Consumer      Material      Care   Unallocated   Company
Net sales
First Quarter 1999     $1,922        $1,069      $768         $  17    $3,776
First Quarter 1998      1,906         1,017       759            18     3,700

Operating income
First Quarter 1999     $  322        $  207      $142         $(22)*   $  649
First Quarter 1998        314           192       151           23 *      680


Due to changes in cost allocations among segments, total year 1998, 1997 and 1996 sales and operating income have been restated as follows.

Business                     Transportation,
Segment            Industrial    Safety and              Corporate
Information               and     Specialty   Health           and      Total
(Millions)           Consumer      Material     Care   Unallocated    Company
Net sales     1998     $7,714        $4,126   $3,086        $   95    $15,021
              1997      7,774         4,202    3,004            90     15,070
              1996      7,377         3,896    2,897            66     14,236

Operating     1998     $1,223        $  719   $  571        $ (474)*  $ 2,039
income        1997      1,309           774      521            71 *    2,675
              1996      1,194           778      545           (26)*    2,491

Assets**      1998     $5,185        $3,764   $2,168        $3,036    $14,153
              1997      5,030         3,296    2,042         2,870     13,238
              1996      4,771         3,129    2,012         3,452     13,364

Depreciation  1998     $  446        $  236   $  161        $   23    $   866
and           1997        405           261      183            21        870
amortization  1996        425           270      160            28        883

Capital       1998     $  676        $  517   $  221        $   16    $ 1,430
expenditures  1997        581           563      217            45      1,406
              1996        430           445      216            18      1,109

<F1>
*Corporate and Unallocated operating income principally includes corporate investment gains and losses, certain derivative gains and losses, insurance related gains and losses, banking operations, restructuring charges and other miscellaneous items. Since this category includes a variety of miscellaneous items, it is subject to fluctuation on a quarterly and annual basis. Operating income for 1998 includes a $493 million restructuring charge.
<F2>
**Segment assets primarily include accounts receivable; inventory; property, plant and equipment - net; and other miscellaneous assets. Assets included in Corporate and Unallocated principally are cash and cash equivalents; other securities; insurance receivables; deferred income taxes; certain investments and other assets; and certain unallocated property, plant and equipment.

Comprehensive income:
The components of total comprehensive income are shown below.

Total Comprehensive Income                        Three months ended
                                                        March 31,
(Millions)                                           1999     1998
Net income                                          $ 384    $ 400
Other comprehensive income
  Cumulative translation - net                      $(184)   $ (42)
  Debt and equity securities,
    unrealized gain (loss) - net                       11       (1)
      Total comprehensive income                    $ 211    $ 357

Earnings per share:
The difference in the weighted average shares outstanding for calculating basic and diluted earnings per share is attributable to the assumed exercise of the Management Stock Ownership Program (MSOP) stock options for the three-month periods ended March 31, 1999 and 1998. MSOP options to purchase 11.2 million shares of common stock at an average price of $91.59, which were outstanding at March 31, 1999, were not included in the computation of diluted earnings per share because they would not have had a dilutive effect.

Other:
Discussion  of legal matters is cross-referenced to this  Form  10-Q,
Part II, Item 1, Legal Proceedings, and should be considered an integral part of the interim consolidated financial statements.

PricewaterhouseCoopers LLP, the company's independent auditors, have performed a review of the unaudited interim consolidated financial statements included herein and their review report thereon accompanies this filing.

               Review Report of Independent Auditors


To the Stockholders and Board of Directors of Minnesota Mining and Manufacturing Company:

We have reviewed the accompanying consolidated balance sheet of Minnesota Mining and Manufacturing Company and Subsidiaries as of March 31, 1999, and the related consolidated statements of income and cash flows for the three-month periods ended March 31, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

Based on our reviews, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1998, and the related consolidated statements of income, changes in stockholders' equity and comprehensive income, and cash flows for the year then ended (not presented herein); and in our report dated
February 8, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1998, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


                               /s/ PricewaterhouseCoopers LLP

                               PricewaterhouseCoopers LLP



St. Paul, Minnesota
May 5, 1999

       Minnesota Mining and Manufacturing Company and Subsidiaries

                 Management's Discussion and Analysis of
              Financial Condition and Results of Operations

RESULTS OF OPERATIONS
First Quarter
Worldwide sales for the first quarter totaled $3.776 billion, up 2.1 percent from the first quarter last year. Volume increased about 2 percent, while selling prices were up about 1 percent. Currency translation reduced worldwide sales by about 1 percent. Currency, while positive in the Asia Pacific area, was negative in other parts of the world, especially Latin America.

In the United States, sales increased about 2 percent to $1.768 billion, driven by volume increases. In Transportation, Safety and Specialty Material Markets, U.S. volume increased about 4 percent. Within this business segment, the company saw good growth in its commercial graphics, protective materials and roofing granule businesses, and a pickup in demand for reflective products following a soft 1998. In Industrial and Consumer Markets, led by the consumer and office businesses, volume increased nearly 3 percent. Demand for certain industrial products, including tapes and abrasives, remained soft. Volume in the U.S. health care businesses declined about 3 percent from the year-earlier quarter. Sales of medical and dental products experienced good growth, but sales of pharmaceuticals declined due to the introduction of generic alternatives to a branded 3M analgesic. The largest effects of this competition will extend through the third quarter of 1999.

Internationally, sales totaled $2.008 billion. Volume abroad increased about 2.5 percent, while selling prices were up about 2 percent, resulting in overall local-currency sales gains of about 4.5 percent. Currency translation reduced international sales by about 2 percent. In Europe, volume increased less than 1 percent. Sales were impacted by economic slowing in Western Europe and by the uncertainty in developing European countries. Also, the company is comparing against  its  strongest  quarter in Europe last  year.  In  the  Asia
Pacific area, volume increased about 7 percent, the company's best performance in five quarters. In Japan, unit sales rose 5 percent, despite continuing economic weakness. In Asia outside Japan, volume rose about 12 percent. 3M experienced sharp volume rebounds in Korea, Thailand and Indonesia, and good growth in the China region. In Latin America, volume was roughly the same as in the first quarter last year. While unit sales increased more than 10 percent in Mexico, volume was flat in Argentina and unit sales declined about 7 percent in Brazil. The company increased selling prices in Latin America about 7 percent. Currency translation, largely due to Brazilian devaluation, reduced Latin American sales by about 20 percent. In Canada, volume increased more than 10 percent.

Worldwide, the Industrial and Consumer market sales and operating income growth was led by the consumer and office businesses. Transportation, Safety and Specialty Material segment sales and operating income growth was led by films for laptop computers and other electronic displays, and by protective materials. Health Care showed good growth in medical and dental, but was hurt by declines in pharmaceuticals.

Cost of goods sold, which includes manufacturing, research and development, and engineering, was 57.3 percent of sales, up seven-tenths of a percentage point from the first quarter last year. However, this was down more than 2 percentage points from the fourth quarter and was an improvement of more than half a percentage point from the rate the company averaged for 1998 as a whole. Gross margins benefited from lower raw material costs and the company's restructuring actions.

Selling, general and administrative spending was 25.5 percent of sales, higher than the company's target. For the full year 1999, the company expects this spending to be below 25 percent of sales, helped by productivity gains stemming from restructuring actions, and by continuing spending discipline.

Worldwide operating income was 17.2 percent of sales, down 1.2 percentage points from the first quarter last year. While lower than the first quarter last year, this represented an improvement from each of the past three quarters and from 1998 in total. In dollars, operating income declined 4.4 percent from the same quarter last year.

First quarter interest expense of $31 million was down $3 million from the same quarter last year. Net investment and other income was $8 million, in line with recent trends.

The worldwide effective income tax rate for the quarter was 36.0 percent, the same as in the first quarter last year.

Net income totaled $384 million, or $.95 per diluted share, compared with $400 million, or $.98 per diluted share, in the first quarter of 1998. The company estimates that changes in the value of the U.S. dollar decreased earnings for the quarter by about 2 cents per share compared with the first quarter of 1998. This estimate includes the effect of translating profits from local currencies into U.S. dollars; the impact of currency fluctuations on the transfer of goods between 3M operations in the United States and abroad; and transaction gains and losses.

FUTURE OUTLOOK
The company encountered a difficult set of challenges in 1998 - large negative currency effects, economic contractions in many international markets, and softness in a few key U.S. markets. To improve productivity and reduce costs, the company is exiting certain product lines, consolidating manufacturing operations, and eliminating lower-value activities in corporate service functions. Relating to these actions, the company recorded a restructuring charge in 1998. This charge is discussed in the 1998 Form 10-K.

The company announced in mid-1998, as part of its restructuring plan, its intent to reduce about 4,500 positions by December 31, 1999. The majority of these reductions are expected by September 30, 1999. During the quarter, employment declined approximately 1,100 people due to both the restructuring and attrition, bringing the total reductions thus far to 3,500 people. These reductions have been about equally divided between U.S. and international operations.

When fully implemented by the end of 1999, the restructuring plan is expected to provide annual pre-tax savings of about $250 million. The company anticipates implementation costs associated with this restructuring plan to be about $35 million in 1999. These costs, not included in the 1998 restructuring charge, include expenses for relocating employees, inventory and equipment; unfavorable overhead variances; and other expenses. If the company does not generate adequate sales growth, normal increases in salaries and wages and additional depreciation from capital expenditures will create offsets to the annual savings.

3M expects sales growth in 1999 of 4 to 5 percent in local currencies. Sales are expected to grow 3 to 4 percent in the United States. Sales growth in the U.S. is expected to pick up in the remaining three quarters of this year. Internationally, the company is expecting to increase sales in local currencies 5 to 6 percent. The company expects continuing reasonable volume growth in the Asia region. Asia appears to be slowly recovering and the company will be comparing against quarters last year when many Asian economies were at their low points. In Japan, the company is not counting on any economic improvement, but expects to continue to do reasonably well because of continuing demand for certain proprietary 3M products. In Latin America, the volume picture is expected to improve as the year progresses. Latin America is expected to show continuing good growth in Mexico, along with gradual improvement in Brazil and Argentina. In Europe, comparisons will become easier in the coming quarters. While European economies are growing slowly, 3M anticipates slightly better growth than in the first quarter.

The company is not able to project what the consequences will be from the turmoil in various economies around the world. The company is monitoring business conditions closely and is prepared to make adjustments in costs, pricing and investments as appropriate.

Based on currency rates at the end of April 1999, the company estimates that currency would reduce international sales for the year by about 3 percent and would negatively impact earnings per share by 8 cents for the full year.

Capital spending totaled $1.430 billion in 1998, and is expected to be in line with the company's target of $1.2 billion for 1999. The company does not expect a significant change in its tax rate in 1999.

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

IT Systems - The company is using both internal and external resources to remediate and test millions of lines of application software code. As of March 31, 1999, approximately (i) 98 percent of the core central IT application systems (e.g., general ledger, payroll, procurement and order management), (ii) 92 percent of central IT infrastructure systems (e.g., telecommunications, electronic mail, databases, data centers, and system software), and
(iii) 84 percent of the other IT systems (e.g., systems that support business and staff organizations) located in the United States that are deemed "Vital" or "Critical" are believed to be Year 2000 Compliant. As of March 31, 1999, approximately 98 percent of the IT systems in subsidiaries outside the United States that are deemed "Vital" or "Critical" are believed to be Year 2000 Compliant.

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

As a result, the company has approached assessment and testing of non-IT systems that are common to many of the company's facilities by (i) contacting the suppliers of these non-IT systems and obtaining statements that the systems are Year 2000 Compliant, and (ii) testing components of non-IT systems when they are shut down for normal maintenance. The company has also shut down manufacturing lines in three of its facilities and tested non-IT systems that are common to many of the company's facilities. These tests demonstrate that "time intervals" instead of "dates" are used almost exclusively in these non-IT systems and support the company's belief that potential disruptions of such systems due to the Year 2000 issue should be minimal.

As of March 31, 1999, approximately 93 percent of the non-IT systems located in the United States that are deemed "Vital" or "Critical" and approximately 97 percent of the non-IT systems in subsidiaries outside the United States that are deemed "Vital" or "Critical" are believed to be Year 2000 Compliant.

Company Products - The vast majority of the company's products are not date-sensitive. The company has collected information on current and discontinued date-sensitive products. The company's website (http://www.3M.com) contains a section dedicated to communicating year 2000 information to its customers. This website includes a search feature to enable customers to determine whether certain 3M products are Year 2000 compliant.

Third Parties - In addition to internal Year 2000 IT and non-IT remediation activities, the company is in contact with key suppliers, contract manufacturers and electronic commerce customers to minimize potential disruptions in the relationships between the company and these important third parties related to the Year 2000 issue. The assessment process includes (i) initial survey, (ii) risk assessment and contingency planning, and (iii) follow-up reviews.

The company has also categorized supplies purchased from vendors into three categories: "Vital" (disruption of supply stops the business operation and no short-term solution is available); "Critical" (disruption of supply is inconvenient to the business operation and a short-term solution is available); and "Marginal" (disruption of supply is inconsequential to the business operation). The company has focused its efforts on those vendors that supply goods or services deemed "Vital" to the company's business. The company has received responses to its initial year 2000 readiness survey from most of its

"Vital" suppliers indicating that the suppliers are working on the year 2000 issue. While the company cannot guarantee compliance by third parties, the company is developing contingency plans with its key suppliers that include the availability of appropriate inventories of supplies in the event the supplier is not Year 2000 Compliant.

Risks and Worst Case Scenarios - The company believes that its most reasonably likely worst case scenarios regarding the year 2000 issue involves the IT and non-IT systems of third parties rather than the IT and non-IT systems and products of the company. Because the company has far less control over assessing the year 2000 readiness of certain third parties, the company believes the risks are greatest with suppliers of electrical, telecommunications, and transportation services, particularly suppliers of such services located outside the United States. Contingency planning regarding the failure of such services involves maintaining appropriate inventories of key raw materials and products.

Contingency Planning - The company is preparing contingency plans specifying what the company will do if failures occur in IT and non-IT systems, or important third parties are not Year 2000 Compliant. The process includes identifying and prioritizing risks, assessing the business impact of those risks, creating notification procedures, and preparing written contingency plans for those failures with the greatest risk to the company. As of March 31, 1999, the company's contingency plans were 75% complete for its IT and non-IT systems and 100% complete for its key suppliers.

Costs - Through March 31, 1999, the company had spent approximately $55 million out of a total estimate of $77 million related to Year 2000 readiness issue. These costs include the costs incurred for external consultants and professional advisors and the costs for software and hardware. The company's process for tracking internal costs does not capture all of the costs incurred for each of the teams working on the Year 2000 project. Such internal costs are principally the related payroll costs for its information systems group and other employees working on the Year 2000 project. The company is expensing as incurred all costs related to the assessment and remediation of the Year 2000 issue. These costs are being funded through operating cash flows.

The company's current estimates of the time and costs necessary to remediate and test its computer systems are based on the facts and circumstances existing at this time. The estimates were made using assumptions of future events including the continued availability of certain resources, such as skilled IT personnel and infrastructure (e.g., electrical supply and water and sewer service), telecommunications, transportation supply chains, critical suppliers of materials, and Year 2000 modification plans and implementation success by key third-parties. New developments could affect the company's estimates of the amount of time and costs needed to modify and test its IT and non-IT systems for Year 2000 compliance and, depending on the year 2000 readiness of certain third parties, could affect the company's ability to conduct its business. These developments include, but are not limited to: (i) the availability and cost of personnel trained in this area; (ii) the ability to locate and correct all relevant date-sensitive code in both IT and non-IT systems; (iii) unanticipated failures in IT and non-IT systems; (iv) the planning and Year 2000 compliance success that key customers and suppliers attain; (v) failure or collapse of infrastructure (e.g., disruptions of electrical supply and water and sewer service), telecommunications, transportation supply chains, and critical suppliers of materials, particularly those suppliers of such services and goods located outside the United States; (vi) unforeseen product shortages due to hoarding of critical raw materials.

The company cannot determine the impact of these potential developments on the current estimate of probable costs of making its products and IT and non-IT systems Year 2000 Compliant or the financial impact on the company. Accordingly, the company is not able to estimate possible future costs beyond the current estimates. As new developments occur, these cost estimates may be revised to reflect the impact of these developments on the costs to the company of making its products and IT and non-IT systems Year 2000 Compliant. Such cost revisions could have a material adverse impact on the company's net income in the quarterly period in which they are recorded. Although the company considers it unlikely, such revisions could also have a material adverse effect on the consolidated financial position or annual results of operations of the company.

Various of the company's disclosures and announcements concerning its products and year 2000 programs are intended to constitute "Year 2000 Readiness Disclosures" as defined in the recently enacted Year 2000 Information and Readiness Disclosure Act. The Act provides added protection from liability for certain public and private statements concerning an entity's year 2000 readiness and the year 2000 readiness of its products and services. The Act also potentially provides added protection from liability for certain types of year 2000 disclosures made after January 1, 1996 and before the date of enactment of the Act.

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

The European market contributed 26% of consolidated sales and 20% of consolidated operating income, excluding the restructuring charge, in 1998. The company believes that the euro will, over time, increase price competition for the company's products across Europe due to cross-border price transparency. The company also believes that the adverse effects of increased price competition will be offset somewhat by new business opportunities and efficiencies. The company, however, is not able to estimate the anticipated net long-term impact of the euro introduction on the company.

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

These forward-looking statements are subject to certain risks and uncertainties, including those identified here, which could cause actual results to differ materially from historical results or those anticipated. The words "aim," "believe," "expect," "anticipate," "intend," "estimate," "will," "should," "could" and other expressions that indicate future events and trends identify forward-looking statements.

Actual future results and trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to: foreign exchange rates and fluctuations in those rates; the effects of, and changes in, worldwide economic conditions; the timing and market acceptance of new product offerings; raw materials, including shortages and increases in the costs of key raw materials; the impact of the Year 2000 issue; and legal proceedings (see discussion of Legal Proceedings in Part II, Item 1 of this Form 10-Q).

FINANCIAL CONDITION AND LIQUIDITY
The company's financial condition and liquidity remain strong.

Working capital increased $142 million to $2.074 billion at March 31, 1999, compared with $1.932 billion at year-end 1998. The accounts receivable average days' sales outstanding was 60 days, down slightly from year-end. The company's key inventory index was 3.3 months, down from 3.4 months at year-end. The company's current ratio was 1.5, up from 1.4 at year-end.

Total debt decreased $386 million from year-end 1998 to $2.720 billion. As of March 31, 1999, total debt was 31 percent of total capital.

The company's strong credit rating provides ready and ample access to funds in global capital markets. At March 31, 1999, the company had available short-term lines of credit totaling about $670 million.

Net cash provided by operating activities totaled $828 million in the first three months of the year, up $453 million from the same period
last  year.   The  first quarter of 1999 was helped by  good  working
capital  management.  Inventories declined by about $390 million,  or
16  percent,  when compared to the first quarter of  1998.    Working
capital  and  other  changes  in  1999 include a $65 million  use  of cash for the
impact   of   the   employee termination benefits paid in  connection
with the restructuring charge. Net cash outflows from mammary implant litigation were $61 million lower than in the same period last year. During the second quarter of 1999, the company expects to receive more than $200 million of insurance recoveries related to product claims.

Timing differences between payment of implant liabilities and receipt of related insurance recoveries could affect the cash flows of future periods. This is discussed in Part II, Item 1, Legal Proceedings, of this Form 10-Q.

Cash used in investing activities was $329 million in the first three months of the year, compared with $401 million in the same period last year. Capital expenditures for the first three months of 1999 were $289 million, a decrease of about 15 percent when compared with the same period last year. The company expects to receive cash proceeds (net of tax) in the second or third quarter of 1999 of approximately $185 million relating to its pending divestitures of Eastern Heights Bank and the Cardiovascular Systems business.

Treasury stock repurchases for the first three months of 1999 were $32 million, compared with repurchases in the same period last year of $187 million. Financing activities for both short-term and long-term debt provided net cash outflows of $240 million, compared with net cash inflows of $258 million in the first three months last year.

The company repurchased about 400,000 shares of common stock in the first three months of 1999, compared with 2.2 million shares in the same period last year. In February 1999, the Board of Directors authorized the repurchase of up to 12 million shares of 3M common stock through December 31, 1999. As of March 31, 1999, 11.6 million shares remained authorized for repurchase. Stock repurchases are made to support employee stock purchase plans and for other corporate purposes.

Cash dividends paid to shareholders totaled $225 million in the first three months of this year, compared with $222 million in the same period last year. In February 1999, the quarterly dividend was increased to 56 cents a share.

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

Breast Implant Litigation
As of March 31, 1999, the company had been named as a defendant, often with multiple co-defendants, in 5,488 lawsuits and 121 claims in various courts, all seeking damages for personal injuries from allegedly defective breast implants. These claims and lawsuits purport to represent 20,060 individual claimants. It is not yet certain how many of these lawsuits and claims involve products manufactured and sold by the company, as opposed to other manufacturers, or how many of these lawsuits and claims involve individuals who accepted benefits under the Revised Settlement Program (as defined below). The company has confirmed that approximately 1,000 individuals who opted out of the class action have 3M implants. The company entered the business of manufacturing breast implants in 1977 by purchasing McGhan Medical Corporation. In 1984, the company sold the business to a corporation that also was named McGhan Medical Corporation.

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

The Revised Settlement Program includes domestic class members with implants manufactured by certain manufacturer defendants, including Baxter International, Bristol-Myers Squibb Company, the company and
McGhan Medical Corporation. The company's obligations under the Revised Settlement Program are limited to eligible claimants with implants manufactured by the company or its predecessors ("3M implants") or manufactured only by McGhan Medical Corporation after its divestiture from the company on August 3, 1984 ("Post 8/84 McGhan implants"). With respect to claimants with only Post 8/84 McGhan implants (or only Post 8/84 McGhan implants plus certain other manufacturers' implants), the benefits are more limited than for claimants with 3M implants. Post 8/84 McGhan implant benefits are payable in fixed shares by the company, Union Carbide Corporation and McGhan Medical Corporation. McGhan Medical Corporation has defaulted on its fixed share obligation (which does not affect 3M's obligation to pay its share) and has a request for a mandatory class action recently approved by the Court.

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

On June 10, 1998 the Court approved the terms of a settlement program offered by Baxter International, Bristol-Myers Squibb Company and the company to eligible foreign implant recipients (the "Foreign
Settlement Program"). Notices and claim forms were mailed on June 15, 1998. Benefits to eligible foreign claimants range from $3,500 to $50,000.

As of the date of this filing, the company believes that approximately 90% of the registrants, including those claimants who filed current claims, have elected to participate in the Revised Settlement Program. It is still unknown as to what disease criteria all claimants have satisfied, and what options they have chosen. As a result, the total amount and timing of the company's prospective payments under the Revised Settlement Program cannot be determined with precision at this time. As of March 31, 1999, the company has paid $232 million into the court-administered fund as a reserve against costs of claims payable by the company under the Revised Settlement Program (including a $5 million administrative assessment). Additional payments will be made as necessary. Payments to date have been consistent with the company's estimates of the total liability for these claims.

In the first quarter of 1994, the company took a pre-tax charge of $35 million ($22 million after tax) in recognition of its then best estimate of its probable liabilities and associated expenses, net of the probable amount of insurance recoverable from its carriers. In the second quarter of 1998, the company increased its estimate of the minimum probable liabilities and associated expenses to approximately $1.1 billion, with an offsetting increase in the probable amount of insurance recoveries. This amount represents the company's best estimate of the minimum amount to cover the cost and expense of the Revised Settlement Program and the cost and expense of resolving opt-out claims and recovering insurance proceeds. After subtracting payments of $1.007 billion as of March 31, 1999, for defense and other costs and settlements with litigants and claimants, the company had accrued liabilities of $93 million.

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

The insurers that are parties to these actions generally acknowledge that they issued products liability insurance to the company and that breast implant claims are products liability claims. The trial in Minnesota to resolve the company's insurance coverage and the financial responsibility of occurrence insurers for breast implant claims and defense costs began on June 4, 1996, and is continuing in phases. The most recent phases were completed on January 20, 1999 and March 31, 1999.

In mid-October 1995, the occurrence insurers that are parties to the litigation in Minnesota filed more than 30 motions for summary judgment or partial summary judgment. The insurers, through these motions, attempted to shift all or a portion of the responsibility for those claims the company believes fall within the period of occurrence-based coverage (before 1986) into the period of claims-made coverage (from and after 1986). The trial court denied the insurers' motions, ruling that the key issues of trigger and allocation raised in these motions would be resolved at trial. In the trial's first phase in 1996, the court granted 3M partial declaratory judgment on the question of when insurance coverage is "triggered." The court also granted the insurers' motion for partial declaratory judgment on the question of the allocation method to be applied in the case. In July 1997, the trial court ruled further on the trigger issue and on the general allocation method. That ruling was consistent with and further supported the company's opinion as stated in the following paragraph. In November 1997, upon reconsideration, the court reversed a portion of its July ruling and reinstated a portion of its previous ruling. The company believed that conflicting rulings existed that needed to be clarified by the court and reconciled with applicable law. Motions to clarify the allocation methodology of triggered policies under these rulings were filed and have been ruled upon by the Court. While the Court clarified certain aspects of these rulings it also ruled that there would be no allocation from and after 1986. This ruling is consistent with the company's position on the allocation issue.

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

As of March 31, 1999, the company had accrued receivables for insurance recoveries of $750 million, substantially all of which is contested by the insurance carriers. During the first quarter of 1999 the company executed a settlement agreement with its lead occurrence underwriter. The first payment of settlement dollars was received on April 14, 1999, with additional and final payments to be made no later than June 15, 1999. Various factors could affect the timing and amount of proceeds to be received under the company's various insurance policies, including (i) the timing of payments made in settlement of claims; (ii) the outcome of occurrence insurance litigation in the courts of Minnesota (as discussed above) and Texas;
(iii) potential arbitration with claims-made insurers; (iv) delays in payment by insurers; and (v) the extent to which insurers may become insolvent in the future. There can be no absolute assurance that the company will collect all amounts accrued as being probable of recovery from its insurers.

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

           (12) A statement regarding the calculation of the ratio of earnings to fixed charges. Page 28.

           (15) A letter from the company's independent auditors regarding unaudited interim consolidated financial statements. Page 29.

           (27) Financial data schedule (EDGAR filing only).


None of the other item requirements of Part II of Form 10-Q are applicable to the company for the quarter ended March 31, 1999.

                                 SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          MINNESOTA MINING AND MANUFACTURING COMPANY
                                         (Registrant)



Date:             May 6, 1999


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