Form 10-Q
period 1999-06-30
MINNESOTA MINING & MANUFACTURING CO
filed 1999-08-05
CIK 66740

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                           FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter ended June 30, 1999    Commission file number: 1-3285


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


On June  30,  1999, there were 402,746,806   shares  of  the
Registrant's common stock outstanding.



                This document contains 31 pages.
          The exhibit index is set forth on page 28.


      Minnesota Mining and Manufacturing Company and Subsidiaries

                     PART I.  Financial Information

                    Consolidated Statement of Income
             (Amounts in millions, except per-share amounts)
                              (Unaudited)
                               Three months ended     Six months ended
                                     June 30               June 30
                                1999       1998        1999        1998
Net sales                      $3,863     $3,770      $7,639      $7,470

Operating expenses
  Cost of goods sold            2,188      2,162       4,350       4,258
  Selling, general and
    administrative expenses       871        967       1,836       1,891
         Total                  3,059      3,129       6,186       6,149

Operating income                  804        641       1,453       1,321

Other income and expense
  Interest expense                 26         35          57          69
  Investment and other
    income - net                   (7)       (11)        (15)        (22)
         Total                     19         24          42          47

Income before income taxes
  and minority interest           785        617       1,411       1,274

Provision for income taxes        291        219         516         456

Minority interest                  18         12          35          32

Net income                     $  476     $  386      $  860      $  786

Weighted average common
  shares outstanding            403.2      404.3       402.8       404.3
Earnings per share - basic     $ 1.18     $  .95      $ 2.14      $ 1.94

Weighted average common
  and common equivalent
  shares outstanding            407.4      410.0       406.5       409.8
Earnings per share - diluted   $ 1.17     $  .94       $2.12       $1.92

<F1>
The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.


         Minnesota Mining and Manufacturing Company and Subsidiaries
                          Consolidated Balance Sheet
                             (Dollars in millions)
                                                  (Unaudited)
                                                    June 30,  December 31,
                                                      1999         1998
Assets
Current assets
   Cash and cash equivalents                         $   258       $   211
   Other securities                                      217           237
   Accounts receivable - net                           2,712         2,666
   Inventories
      Finished goods                                   1,062         1,161
      Work in process                                    536           613
      Raw materials and supplies                         423           445
         Total inventories                             2,021         2,219
   Other current assets                                1,030           985
            Total current assets                       6,238         6,318
Investments                                              357           623
Property, plant and equipment                         13,216        13,397
   Less accumulated depreciation                      (7,818)       (7,831)
      Property, plant and equipment - net              5,398         5,566
Other assets                                           1,374         1,646
            Total                                    $13,367       $14,153

Liabilities and Stockholders' Equity
Current liabilities
   Accounts payable                                  $   885       $   868
   Payroll                                               397           487
   Income taxes                                          596           261
   Short-term debt                                       748         1,492
   Other current liabilities                           1,054         1,278
            Total current liabilities                  3,680         4,386
Other liabilities                                      1,961         2,217
Long-term debt                                         1,553         1,614

Stockholders' equity
   Common stock, $.50 par value,
      472,016,528 shares issued                          236           236
   Capital in excess of par value                         60            60
   Retained earnings                                  10,330         9,980
   Treasury stock, at cost                            (3,446)       (3,482)
      June 30, 1999:     69,269,722 shares
      December 31, 1998: 70,092,280 shares
   Unearned compensation - ESOP                         (337)         (350)
   Accumulated other comprehensive income
      Cumulative translation - net                      (728)         (518)
      Debt and equity securities,
         unrealized gain - net                            58            10
      Total accumulated other comprehensive income      (670)         (508)
         Stockholders' equity - net                    6,173         5,936
            Total                                    $13,367       $14,153

<F1>
The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.


         Minnesota Mining and Manufacturing Company and Subsidiaries

                     Consolidated Statement of Cash Flows
                            (Dollars in millions)
                                 (Unaudited)

                                                       Six months ended
                                                            June 30
                                                        1999       1998
Cash Flows from Operating Activities
Net income                                             $ 860      $ 786

Adjustments to reconcile net income
     to net cash provided by operating activities
   Depreciation and amortization                         449        427
   Implant litigation  -  net                             57       (185)
   Working capital and other changes - net               347       (261)
Net cash provided by operating activities              1,713        767

Cash Flows from Investing Activities
Capital expenditures                                    (513)      (712)
Proceeds from divestitures                               203          7
Other changes - net                                      (43)       (63)
Net cash used in investing activities                   (353)      (768)

Cash Flows from Financing Activities
Change in short-term debt - net                         (694)       269
Repayment of long-term debt                             (105)       (22)
Proceeds from long-term debt                               1        336
Purchases of treasury stock                             (223)      (377)
Reissuances of treasury stock                            200        213
Payment    of    dividends                              (452)      (445)
Other                                                     (9)       (19)
Net cash used in financing activities                 (1,282)       (45)

Effect of exchange rate changes on cash                  (31)        35

Net increase (decrease) in cash and cash equivalents      47        (11)

Cash and cash equivalents at beginning of year           211        230
Cash and cash equivalents at end of period            $  258     $  219

<F1>
The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

        Minnesota Mining and Manufacturing Company and Subsidiaries
                 Notes to Consolidated Financial Statements
                                (Unaudited)

The interim consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. These adjustments consist of normal, recurring items, except for one-time items in the second quarter of 1999 relating to gains on divestitures, net of an investment valuation adjustment. The results of operations for any interim period are not necessarily indicative of results for the full year. The interim consolidated financial statements and notes are presented as permitted by the requirements for Form 10-Q and do not contain certain information included in the company's annual consolidated financial statements and notes. This Form 10-Q should be read in conjunction with the company's consolidated financial statements and notes included in its 1998 Annual Report on Form 10-K.

Divestitures:
On June 30, 1999, the company closed on the sale of Eastern Heights Bank, a subsidiary banking operation, and the sale of the assets of its Cardiovascular Systems business. These divestitures generated cash proceeds of $203 million, and net of an investment valuation adjustment, resulted in a pre-tax gain of $104 million ($55 million after tax). This pre-tax gain is recorded as a reduction of selling, general and administrative expenses.

Restructuring Charge:
In 1998, the company recorded a restructuring charge of $493 million ($313 million after tax), which is discussed in the 1998 Form 10-K. During the six months ended June 30, 1999, the company terminated 1,337 employees under the plan. Because certain employees can defer receipt of termination benefits for up to 12 months, cash payments relate to both current and previous terminations. The remaining restructuring liability as of June 30, 1999, totaled $127 million. Selected information relating to the restructuring charge follows.

Restructuring                     Employee
Information                    Termination
(Millions)                        Benefits       Other        Total
Restructuring liability as of
  December 31, 1998                  $232         $32         $264

1999 cash payments
  First quarter                       (65)         (1)         (66)
  Second quarter                      (69)         (2)         (71)

Restructuring liability as of
  June 30, 1999                      $ 98         $29         $127


Business Segments:
In the second quarter of 1999, the company reorganized its management reporting structure by separating the Industrial and Consumer business into two markets: Industrial and Electro; and Consumer and Office. Prior period amounts have been restated for this change.
3M net sales and operating income by segment for the first two quarters of 1999 and 1998 follow. Second quarter 1999 operating income includes one-time net gains of $30 million in Health Care and $74 million in Corporate and Unallocated.

Business                            Transportation,
Segment          Industrial  Consumer   Safety and            Corporate
Information             and       and    Specialty  Health          and    Total
(Millions)          Electro    Office     Material    Care  Unallocated  Company
Net sales
Second quarter 1999  $1,321    $  638       $1,098    $793          $13   $3,863
Second quarter 1998   1,282       625        1,059     784           20    3,770
First quarter  1999   1,284       638        1,069     768           17    3,776
First quarter  1998   1,287       619        1,017     759           18    3,700

Operating income
Second quarter 1999  $  246    $   98       $  233    $196          $31 * $  804
Second quarter 1998     208        87          200     143            3 *    641
First quarter  1999     232        89          205     145          (22)*    649
First quarter  1998     224        90          192     151           23 *    680


Due to the change in number of segments, total year 1998, 1997 and 1996 sales and operating income have been restated as follows.

Business                          Transportation,
Segment         Industrial  Consumer  Safety and            Corporate
Information            and       and   Specialty  Health          and    Total
(Millions)         Electro    Office    Material    Care  Unallocated  Company
Net sales     1998  $5,101    $2,613      $4,126  $3,086       $   95  $15,021
              1997   5,158     2,616       4,202   3,004           90   15,070
              1996   4,905     2,472       3,896   2,897           66   14,236

Operating     1998  $  825    $  398      $  719  $  571       $(474)* $ 2,039
income        1997     871       438         774     521          71 *   2,675
              1996     769       425         778     545         (26)*   2,491

Assets**      1998  $3,571    $1,614      $3,764  $2,168      $3,036   $14,153
              1997   3,469     1,561       3,296   2,042       2,870    13,238
              1996   3,285     1,486       3,129   2,012       3,452    13,364

Depreciation  1998  $  310    $  136      $  236  $  161      $   23   $   866
and           1997     300       105         261     183          21       870
amortization  1996     321       104         270     160          28       883

Capital       1998  $  498    $  178      $  517  $  221      $   16   $ 1,430
expenditures  1997     450       131         563     217          45     1,406
              1996     309       121         445     216          18     1,109

<F1>
*Corporate and Unallocated operating income principally includes corporate investment gains and losses, certain derivative gains and losses, insurance-related gains and losses, banking operations (divested June 30, 1999), restructuring charges and other miscellaneous items. Since this category includes a variety of miscellaneous items, it is subject to fluctuation on a quarterly and annual basis. Operating income for 1998 includes a $493 million restructuring charge.
<F2>
**Segment assets primarily include accounts receivable; inventory; property, plant and equipment - net; and other miscellaneous assets. Assets included in Corporate and Unallocated principally are cash and cash equivalents; other securities; insurance receivables; deferred income taxes; certain investments and other assets; and certain unallocated property, plant and equipment.

Comprehensive Income:
The components of total comprehensive income are shown below.

Total Comprehensive Income      Three months ended  Six months ended
                                      June 30,           June 30,
(Millions)                         1999     1998      1999      1998
Net income                        $ 476    $ 386     $ 860     $ 786
Other comprehensive income
  Cumulative translation - net    $ (26)   $ (35)    $(210)    $ (77)
  Debt and equity securities,
    unrealized gain - net            37        1        48        --
      Total comprehensive income  $ 487    $ 352     $ 698     $ 709


Earnings Per Share:
The difference in the weighted average shares outstanding for calculating basic and diluted earnings per share is attributable to the assumed exercise of the Management Stock Ownership Program (MSOP) stock options for the three-month and six-month periods ended June 30, 1999 and 1998. Certain MSOP options were not included in the computation of diluted earnings per share because they would not have had a dilutive effect (16 million shares of common stock which were outstanding at June 30, 1999, at an average price of about $93.00).

Other:
Discussion  of legal matters is cross-referenced to this  Form  10-Q,
Part II, Item 1, Legal Proceedings, and should be considered an integral part of the interim consolidated financial statements.

PricewaterhouseCoopers LLP, the company's independent auditors, have performed a review of the unaudited interim consolidated financial statements included herein, and their review report thereon accompanies this filing.

               Review Report of Independent Auditors


To the Stockholders and Board of Directors of Minnesota Mining and Manufacturing Company:

We have reviewed the accompanying consolidated balance sheet of Minnesota Mining and Manufacturing Company and Subsidiaries as of June 30, 1999, and the related consolidated statements of income for the three-month and six-month periods ended June 30, 1999 and 1998, and cash flows for the six-month periods ended June 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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



St. Paul, Minnesota
August 4, 1999

       Minnesota Mining and Manufacturing Company and Subsidiaries

                 Management's Discussion and Analysis of
              Financial Condition and Results of Operations

RESULTS OF OPERATIONS
Second Quarter
Worldwide sales for the second quarter totaled $3.863 billion, up 2.5 percent from the second quarter last year. Volume increased about
3.5 percent, while selling prices were up about half a percent. Currency translation reduced worldwide sales by about 1.5 percent. Currency, while positive in the Asia Pacific area, was negative in Europe and Latin America.

In the United States, sales increased about 1 percent to $1.853 billion. Volume was up 2 percent, while selling prices were down about 1 percent. The Industrial and Consumer business recently was separated into two markets: Industrial and Electro Markets, and Consumer and Office Markets. In Consumer and Office Markets, U.S. unit sales increased 7 percent from the same quarter last year. All major product lines, with the exception of overhead projectors and supplies, registered solid growth. In Industrial and Electro Markets, U.S. volume rose 3 percent. The company had strong growth in telecommunications products and a pickup in sales of industrial tapes. Overall growth was restrained by market softness in industrial abrasives. In Transportation, Safety and Specialty Material Markets, U.S. volume also increased 3 percent. Leading the growth in this business area were 3M products serving the automotive and housing industries. In Health Care Markets, U.S. unit sales declined about
1.5 percent. The company continued to see good growth in dental products and health information systems, but the introduction of generic alternatives to a branded 3M analgesic continued to affect our overall U.S. health care growth.

Internationally, sales totaled $2.010 billion. Volume abroad increased about 4.5 percent, while selling prices were up nearly 2 percent. Currency translation reduced international sales by about 3 percent. European volume, impacted by economic softness, increased a little more than 2 percent. In Eastern Europe, unit sales increased 6 percent. In the Asia Pacific area, volume increased about 11 percent, the company's fastest growth in six quarters. Dollar sales in the Asia Pacific area increased about 20 percent. In Japan, unit sales rose more than 6 percent, despite continuing economic weakness. In Asia outside Japan, volume rose about 19 percent, an acceleration in the growth 3M posted in this year's first quarter. In Latin America, volume was down about 3 percent, due to softness in Argentina, Brazil and Venezuela. Mexico continued to be a bright spot, with unit sales increasing about 20 percent. In Canada, volume increased about 5 percent.

Worldwide,  all  market segments showed sales  and  operating  income growth. Sales growth was led by increases in telecommunication products, products serving the automotive and housing industries, dental products, and health information systems. Growth was restrained by soft sales in overhead projectors and supplies, market softness in industrial abrasives, and was hurt by declines in pharmaceuticals.

Cost of goods sold, which includes manufacturing, research and development, and engineering, was 56.6 percent of sales, down eight-tenths of a percentage point from the second quarter last year, and down seven-tenths of a percentage point from the first quarter this year. Gross margins benefited from lower raw material costs and the company's restructuring actions.

In the second quarter of 1999, the company realized a net gain for one-time pre-tax items of $104 million ($55 million after tax). These items related to gains on the divestitures of two businesses, net of an investment valuation adjustment. This pre-tax gain was recorded as a reduction of selling, general and administrative expenses. The impact of this net gain on 3M's Consolidated Statement of Income follows.

Supplemental Consolidated Statement of Income Information (Unaudited)
Three months ended June 30, 1999
(Millions, except per-share amounts)
                             Excluding
                              one-time     One-time      Reported
                                 items        items         total
Operating income                 $ 700        $ 104         $ 804
Other income and expense            19           --            19
Income before income taxes
 and minority interest           $ 681        $ 104         $ 785
Provision for income taxes         242           49           291
Effective tax rate                35.5%        46.9%         37.0%
Minority interest                   18           --            18
Net income                       $ 421        $  55         $ 476
Earnings per share - diluted     $1.03        $ .14         $1.17

Selling, general and administrative expenses were 22.6 percent of sales. Excluding one-time items, this spending totaled 25.3 percent of sales, down three-tenths of a percentage point from the same quarter last year, and down two-tenths of a percentage point from this year's first quarter. This spending benefited from productivity gains stemming from restructuring actions, and by continued spending discipline.

Worldwide operating income was 20.8 percent of sales. Excluding one-time items, operating income was 18.1 percent, up 1.1 percentage points from the second quarter last year. In dollars, operating income, excluding one-time items, increased 9.0 percent from the same quarter last year.

Second-quarter interest expense of $26 million was down $9 million from the same quarter last year, reflecting lower debt levels. Net investment and other income was $7 million, in line with recent quarters.

Excluding one-time items, the worldwide effective income tax rate for the quarter was 35.5 percent, the same as in the second quarter last year. Including one-time items, the total 3M combined effective tax rate was 37.0 percent for the second quarter of 1999.

Net income for the second quarter of 1999 totaled $476 million, or $1.17 per diluted share. Excluding 1999 one-time items, net income totaled $421 million, or $1.03 per diluted share, compared with $386 million, or $.94 per diluted share, in the second quarter of 1998. The company estimates that changes in the value of the U.S. dollar decreased earnings for the quarter by about 2 cents per share compared with the second quarter of 1998. This estimate includes the effect of translating profits from local currencies into U.S. dollars; the impact of currency fluctuations on the transfer of goods between 3M operations in the United States and abroad; and transaction gains and losses.

Year-to-date
Worldwide sales for the first six months of 1999 totaled $7.639 billion, up 2.3 percent from the same period last year. Volume increased about 3 percent, while selling prices were up slightly. Currency translation reduced worldwide sales by about 1 percent.

In the United States, sales increased about 2 percent to $3.621 billion, driven by volume increases. Internationally, sales totaled $4.018 billion. Volume abroad increased about 3 percent, while selling prices were up about 2 percent, resulting in overall local-currency sales gains of about 5 percent. Currency translation reduced international sales by about 2 percent.

Cost of goods sold, which includes manufacturing, research and development, and engineering, was 56.9 percent of sales, down slightly from the first six months of last year. Gross margins benefited from lower raw material costs and the company's restructuring actions.

As discussed earlier, in the second quarter of 1999 the company realized a net gain for one-time items of $104 million ($55 million after tax). The impact of this net gain on 3M's Consolidated Statement of Income follows.

Supplemental Consolidated Statement of Income Information (Unaudited)
Six months ended June 30, 1999
(Millions, except per-share amounts)
                             Excluding
                              one-time     One-time      Reported
                                 items        items         total
Operating income                $1,349        $ 104        $1,453
Other income and expense            42           --            42
Income before income taxes
 and minority interest          $1,307        $ 104        $1,411
Provision for income taxes         467           49           516
Effective tax rate                35.7%        46.9%         36.6%
Minority interest                   35           --            35
Net income                       $ 805        $  55        $  860
Earnings per share - diluted     $1.98        $ .14        $ 2.12

Selling, general and administrative expenses were 24.1 percent of sales. Excluding one-time items, this spending totaled 25.4 percent of sales, up slightly from the same period last year.

Worldwide operating income was 19.0 percent of sales. Excluding one-time items, operating income was 17.7 percent, the same as in the first six months last year. In dollars, operating income, excluding one-time items, increased 2.1 percent from the same period last year.

The first six months interest expense of $57 million was down $12 million from the same period last year, reflecting lower debt levels. Net investment and other income was $15 million, in line with recent trends.

Excluding one-time items, the worldwide effective income tax rate for the first six months of 1999 was 35.7 percent, essentially unchanged from the same period last year. Including one-time items, the total 3M combined effective tax rate was 36.6 percent for the first six months of 1999.

Net income for the first six months of 1999 totaled $860 million, or $2.12 per diluted share. Excluding 1999 one-time items, net income totaled $805 million, or $1.98 per diluted share, compared with $786 million, or $1.92 per diluted share, in the first half of 1998. The company estimates that changes in the value of the U.S. dollar decreased earnings for the first six months of 1999 by about 4 cents per share compared with the same period of 1998.

FUTURE OUTLOOK
The company encountered a difficult set of challenges in 1998 - large negative currency effects, economic contractions in many international markets, and softness in a few key U.S. markets. To improve productivity and reduce costs, the company is exiting certain product lines, consolidating manufacturing operations, and eliminating lower-value activities in corporate service functions. Relating to these actions, the company recorded a restructuring charge in the second half of 1998. This charge is discussed in the 1998 Form 10-K.

The company announced in mid-1998, as part of its restructuring plan, its intent to reduce about 4,500 positions by December 31, 1999. As of July 29, 1999, employment has declined approximately 5,000 people due to both the restructuring and attrition.

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

In the second half of 1999, the company expects to increase international sales in local currencies about 7 to 8 percent. In the Asia Pacific area, the company expects to register double-digit local-currency sales gains, driven by demand for new 3M products and by gradually improving Asian economies. In Europe, the company expects a slight acceleration in growth, with sales in local currencies increasing about 4 to 5 percent. In Latin America, sales in local currencies are expected to increase at a double-digit rate in the second half of the year. Sales are expected to grow 3 to 4 percent in the United States.

The company is not able to project what the consequences will be from the dynamic economies around the world. The company is monitoring business conditions closely and is prepared to make adjustments in costs, pricing and investments as appropriate.

Based on currency rates as of July 29, 1999, the company estimates that currency would negatively impact second half earnings by less than 5 cents per share.

Capital spending totaled $1.430 billion in 1998, and is expected to total $1.1 billion for 1999. Excluding one-time items, the company does not expect a significant change in its tax rate in 1999.

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

The company recognizes the importance of readiness for the Year 2000 and has given it high priority. In November 1996, the company created a corporate-wide Year 2000 project team representing all company business and staff units. The team's objective is to ensure an uninterrupted transition to the year 2000 by assessing, testing and modifying IT and non-IT systems (defined below) and date-sensitive company products so that (a) they will perform as intended, regardless of the date (before, during and after December 31, 1999), and (b) dates (before, during and after December 31, 1999 and including February 29, 2000) can be processed with expected results ("Year 2000 Compliant"). The scope of the Year 2000 compliance effort includes (i) information technology ("IT") such as software and hardware; (ii) non-IT systems or embedded technology such as micro-controllers contained in various manufacturing and laboratory equipment; environmental and safety systems, facilities and utilities, (iii) date-sensitive company products; and (iv) the readiness of key third parties, including suppliers and customers, with whom the company has material business relationships.

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

IT Systems - The company is using both internal and external resources to remediate and test millions of lines of application software code. As of June 30, 1999, approximately (i) 98 percent of the core central IT application systems (e.g., general ledger, payroll, procurement and order management), (ii) 95 percent of central IT infrastructure systems (e.g., telecommunications, electronic mail, databases, data centers, and system software), and
(iii) 94 percent of the other IT systems (e.g., systems that support business and staff organizations) located in the United States that are deemed "Vital" or "Critical" are believed to be Year 2000 Compliant. As of June 30, 1999, approximately 99 percent of the IT systems in subsidiaries outside the United States that are deemed "Vital" or "Critical" are believed to be Year 2000 Compliant.

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

As of June 30, 1999, approximately 96 percent of the non-IT systems located in the United States that are deemed "Vital" or "Critical" and approximately 99 percent of the non-IT systems in subsidiaries outside the United States that are deemed "Vital" or "Critical" are believed to be Year 2000 Compliant.

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

Material Third Party Relationships - In addition to internal Year 2000 IT and non-IT remediation activities, the company is in contact with key suppliers, contract manufacturers and electronic commerce customers to minimize potential disruptions in the relationships between the company and these important third parties related to the Year 2000 issue. The assessment process includes (i) initial survey,
(ii) risk assessment and contingency planning, and (iii) follow-up reviews.

The company has also categorized supplies purchased from vendors into three categories: "Vital" (disruption of supply stops the business operation and no short-term solution is available); "Critical" (disruption of supply is inconvenient to the business operation and a short-term solution is available); and "Marginal" (disruption of supply is inconsequential to the business operation). The company has focused its efforts on those vendors that supply goods or services deemed "Vital" to the company's business. The company has received responses to its initial year 2000 readiness survey from most of its Vital suppliers indicating that the suppliers are working on the year 2000 issue. While the company cannot guarantee compliance by third parties, the company has developed contingency plans with its key suppliers that includes the availability of appropriate inventories of supplies in the event the supplier is not Year 2000 Compliant.

As with suppliers, the readiness of customers to deal with year 2000 issues may affect their operations and their ability to order and pay for products. Certain business units of the company have surveyed their major direct customers about their year 2000 readiness in critical areas of their operations. The responses have been generally positive in favor of readiness. The company cannot determine at this time how year 2000 issues may affect customer order patterns. As customers prepare their businesses for the year 2000, they may either delay or accelerate purchases of products from the company. As a result, changes in customer order patterns in preparation for the year 2000 may affect the company's future revenues and revenue patterns. At this time, the company believes the greatest likelihood of accelerated purchases of products is in the Health Care segment. In other segments, early indications are that most customers are not building inventories in anticipation of the year 2000.

Risks and Worst Case Scenarios - The company believes that its most reasonably likely worst case scenarios regarding the year 2000 issue involve the IT and non-IT systems of third parties rather than the IT and non-IT systems and products of the company. Because the company has far less control over assessing the year 2000 readiness of certain third parties, the company believes the risks are greatest with suppliers of electrical, telecommunications, and transportation services, particularly suppliers of such services located outside the United States. Contingency planning regarding the failure of such services involves maintaining appropriate inventories of key raw materials and products.

Contingency Planning - The company is preparing contingency plans specifying what the company will do if failures occur in IT and non-IT systems, or important third parties are not Year 2000 Compliant. The process includes identifying and prioritizing risks, assessing the business impact of those risks, creating notification procedures, and preparing written contingency plans for those failures with the greatest risk to the company. As of June 30, 1999, the company's contingency plans were 90% complete for its IT and non-IT systems and other high risk areas and 100% complete for its key suppliers.

Costs - Since inception of the company's efforts on the year 2000 issue through June 30, 1999, the company had spent approximately $60 million out of a total estimate of $76 million related to the Year 2000 readiness issue. These costs include the costs incurred for external consultants and professional advisors and the costs for software and hardware. The company's process for tracking internal costs does not capture all of the costs incurred for each of the teams working on the Year 2000 project. Such internal costs are principally the related payroll costs for its information systems group and other employees working on the Year 2000 project. The company is expensing as incurred all costs related to the assessment and remediation of the Year 2000 issue. These costs are being funded through operating cash flows.

The company's current estimates of the time and costs necessary to remediate and test its computer systems are based on the facts and circumstances existing at this time. The estimates were made using assumptions of future events, including the continued availability of certain resources, such as skilled IT personnel and infrastructure (e.g., electrical supply and water and sewer service); telecommunications, transportation supply chains, critical suppliers of materials; and Year 2000 modification plans and implementation success by key third-parties. New developments could affect the company's estimates of the amount of time and costs needed to modify and test its IT and non-IT systems for Year 2000 compliance and, depending on the year 2000 readiness of certain third parties, could affect the company's ability to conduct its business. These developments include, but are not limited to: (i) the availability and cost of personnel trained in this area; (ii) the ability to locate and correct all relevant date-sensitive code in both IT and non-IT systems; (iii) unanticipated failures in IT and non-IT systems; (iv) the planning and Year 2000 compliance success that key customers and suppliers attain; (v) failure or collapse of infrastructure (e.g., disruptions of electrical supply and water and sewer service), telecommunications, transportation supply chains, and critical suppliers of materials, particularly those suppliers of such services and goods located outside the United States; and (vi) unforeseen product shortages due to hoarding of critical raw materials.

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

THE EURO CONVERSION
On  January  1, 1999, 11 of the 15 member countries of  the  European
Union (EU) established fixed conversion rates through the European Central Bank (ECB) between existing local currencies and the euro, the EU's new single currency. The participating countries had agreed to adopt the euro as their common legal currency on that date. From that date, the euro has been traded on currency exchanges and available for non-cash transactions.

Following introduction of the euro, local currencies will remain legal tender until December 31, 2001. During this transition period, goods and services may be paid for with the euro or the local currency under the EU's "no compulsion, no prohibition" principle. If cross-border payments are made in a local currency during this transition period, the amount will be converted into euros and then converted from euros into the second local currency at rates fixed by the ECB. The participating countries will issue new euro-denominated bills and coins for use in cash transactions at about December 31, 2001. By no later than July 1, 2002, participating countries will withdraw all bills and coins denominated in local currencies, making the euro conversion complete.

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

The European market contributed 26 percent of consolidated sales and 20 percent of consolidated operating income, excluding the restructuring charge, in 1998. The participating countries accounted for 79 percent of the company's sales in the European market in 1998. The company believes that the euro will, over time, increase price competition for the company's products across Europe due to cross-border price transparency. The company also believes that the adverse effects of increased price competition will be offset somewhat by new business opportunities and efficiencies. The company, however, is not able to estimate the anticipated net long-term impact of the euro introduction on the company.

The company has, in preparation for EMU, made significant investments in IT systems in Europe and these investments already enable the company to manage customer orders, invoices, payments and accounts in euros and in local currencies according to customer needs. The company anticipates spending approximately $35-50 million to complete the conversion of all its IT systems in Europe to the euro by December 31, 2001. The company is developing appropriate contingency plans in order that the euro adoption does not jeopardize the operations of the company.

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

The company has derivatives outstanding beyond June 30, 1999, in several European currencies. Under the EU's "no compulsion, no prohibition" principle, the outstanding derivative positions will either mature as local currency contracts or convert to euro contracts at no additional economic cost to the company. The company believes that systems used to monitor derivative positions can be appropriately modified for these changes. The company believes the impact of the euro introduction on the company's derivative positions will not be material.

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

FINANCIAL CONDITION AND LIQUIDITY
The company's financial condition and liquidity remain strong. Working capital increased $626 million to $2.558 billion at June 30, 1999, compared with $1.932 billion at year-end 1998. The company's key inventory index was 3.2 months, down from 3.4 months at year-end. The accounts receivable average days' sales outstanding was 59 days, down slightly from year-end. The company's current ratio was 1.7, up from 1.4 at year-end.

Total debt decreased $805 million from year-end 1998 to $2.301 billion. As of June 30, 1999, total debt was 27 percent of total capital.

The company's strong credit rating provides ready and ample access to funds in global capital markets. At June 30, 1999, the company had available short-term lines of credit totaling about $665 million.

Net cash provided by operating activities totaled $1.713 billion in the first six months of the year, up $946 million from the same period last year. The first six months of 1999 was helped by good working capital management. Inventories declined about $450 million, or 18 percent, compared to June 30, 1998. Working capital and other changes in 1999 include a $134 million use of cash for the impact of employee termination benefits paid in connection with restructuring activities. Net cash inflows from mammary implant litigation were $57 million in the first six months of 1999, compared with $185 million in net cash outflows in the same period last year.

Timing differences between payment of implant liabilities and receipt of related insurance recoveries could affect the cash flows of future periods. This is discussed in Part II, Item 1, Legal Proceedings, of this Form 10-Q.

Cash used in investing activities was $353 million in the first six months of the year, compared with $768 million in the same period last year. Capital expenditures for the first six months of 1999 were $513 million, a decrease of about 28 percent compared with the same period last year. The company received cash proceeds in the second quarter of 1999 of $203 million relating to its divestitures of Eastern Heights Bank and the Cardiovascular Systems business.

Treasury stock repurchases for the first six months of 1999 were $223 million, compared with repurchases in the same period last year of $377 million. Financing activities in the first six months of 1999 for both short-term and long-term debt included net cash outflows of $798 million, compared with net cash inflows of $583 million in the same period last year.

The company repurchased about 2.6 million shares of common stock in the first six months of 1999, compared with 4.2 million shares in the same period last year. In February 1999, the Board of Directors authorized the repurchase of up to 12 million shares of 3M common stock through December 31, 1999. As of June 30, 1999, 9.6 million shares remained authorized for repurchase. Stock repurchases are made to support employee stock purchase plans and for other corporate purposes.

Cash dividends paid to shareholders totaled $452 million in the first six months of this year, compared with $445 million in the same period last year. In February 1999, the quarterly dividend was increased to 56 cents a share.

Legal  proceedings are discussed in the Legal Proceedings section  in
Part II, Item 1, of this Form 10-Q.


<PAGE 21>

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

Breast Implant Litigation

As of June 30, 1999, the company had been named as a defendant, often with multiple co-defendants, in 4,631 lawsuits and 117 claims in various courts, all seeking damages for personal injuries from allegedly defective breast implants. These claims and lawsuits purport to represent 18,054 individual claimants. It is not yet certain how many of these lawsuits and claims involve products manufactured and sold by the company, as opposed to other manufacturers, or how many of these lawsuits and claims involve individuals who accepted benefits under the Revised Settlement Program (as defined later). The company has confirmed that approximately 850 of the above individual claimants have opted out of the class action and have 3M implants. The company entered the business of manufacturing breast implants in 1977 by purchasing McGhan Medical Corporation. In 1984, the company sold the business to a corporation that also was named McGhan Medical Corporation.

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

In addition to individual suits against the company, a class action on behalf of all women with breast implants filed against all manufacturers of such implants has been conditionally certified and is pending in the United States District Court for the Northern District of Alabama (the "Court")(DANTE, ET AL., V. DOW CORNING, ET AL., U.S.D.C., N. Dist., Ala., 92-2589; part of IN RE: SILICONE GEL BREAST IMPLANT PRODUCT LIABILITY LITIGATION, U.S.D.C., N. Dist. Ala., MDL 926, U.S.D.C., N. Dist. Ala., CV 92-P-10000-S; now held in abeyance pending settlement proceedings in the settlement class action LINDSEY, ET AL., V. DOW CORNING CORPORATION, ET AL., U.S.D.C.,
N. Dist., Ala., CV 94-P-11558-S). Class actions, some of which have been certified, are pending in various state courts, including, among others, Louisiana, Florida and Illinois, and in the British Columbia courts in Canada. The Louisiana state court action (SPITZFADEN, ET AL., v. DOW CORNING CORPORATION, ET AL., Dist. Ct., Parish of
Orleans, 92-2589) has been decertified by the trial court. The Louisiana Supreme Court has denied plaintiffs' writ for an emergency appeal from the decertification. A normal appeal remains pending.

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

On June 10, 1998, the Court approved the terms of a settlement program offered by Baxter International, Bristol-Myers Squibb Company and the company to eligible foreign implant recipients (the "Foreign Settlement Program"). Notices and claim forms were mailed on June 15, 1998. Benefits to eligible foreign claimants range from $3,500 to $50,000.

As of the date of this filing, the company believes that approximately 90 percent of the registrants, including those claimants who filed current claims, have elected to participate in the Revised Settlement Program. It is still unknown as to what disease criteria all claimants have satisfied, and what options they have chosen. As a result, the total amount and timing of the company's prospective payments under the Revised Settlement Program cannot be determined with precision at this time. As of June 30, 1999, the company has paid $276 million into the court-administered fund as a reserve against costs of claims payable by the company under the Revised Settlement Program (including a $5 million administrative assessment). Additional payments will be made as necessary. Payments to date have been consistent with the company's estimates of the total liability for these claims.

In the first quarter of 1994, the company took a pre-tax charge of $35 million ($22 million after tax) in recognition of its then best estimate of its probable liabilities and associated expenses, net of the probable amount of insurance recoverable from its carriers. In the second quarter of 1998, the company increased its estimate of the minimum probable liabilities and associated expenses to approximately $1.1 billion, with an offsetting increase in the probable amount of insurance recoveries. This amount represents the company's best estimate of the minimum amount to cover the cost and expense of the Revised Settlement Program and the cost and expense of resolving opt-out claims and recovering insurance proceeds. After subtracting payments of $1.063 billion as of June 30, 1999, for defense and other costs and settlements with litigants and claimants, the company had accrued liabilities of $37 million.

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

The insurers that are parties to these actions generally acknowledge that they issued products liability insurance to the company and that breast implant claims are products liability claims. The trial in Minnesota to resolve the company's insurance coverage and the financial responsibility of occurrence insurers for breast implant claims and defense costs began on June 4, 1996, and is continuing in phases. The most recent phase was completed on July 15, 1999.

In mid-October 1995, the occurrence insurers that are parties to the litigation in Minnesota filed more than 30 motions for summary judgment or partial summary judgment. The insurers, through these motions, attempted to shift all or a portion of the responsibility for those claims the company believes fall within the period of occurrence-based coverage (before 1986) into the period of claims-made coverage (from and after January 1, 1986). The trial court denied the insurers' motions, ruling that the key issues of trigger and allocation raised in these motions would be resolved at trial. In the trial's first phase in 1996, the court granted 3M partial declaratory judgment on the question of when insurance coverage is "triggered." The court also granted the insurers' motion for partial declaratory judgment on the question of the allocation method to be applied in the case. In July 1997, the trial court ruled further on the trigger issue and on the general allocation method. That ruling was consistent with and further supported the company's opinion as stated in the following paragraph. In November 1997, upon reconsideration, the court reversed a portion of its July ruling and reinstated a portion of its previous ruling. The company believed that conflicting rulings existed that needed to be clarified by the court and reconciled with applicable law. Motions to clarify the allocation methodology of triggered policies under these rulings were filed and have been ruled upon by the Court. While the Court clarified certain aspects of these rulings it also ruled that there would be no allocation from and after January 1, 1986. This ruling is consistent with the company's position on the allocation issue.

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

As of June 30, 1999, the company had accrued receivables for insurance recoveries of $610 million, substantially all of which is contested by the insurance carriers. During the first quarter of 1999 the company executed a settlement agreement with its lead occurrence underwriter. Payments of settlement dollars of this and other agreements were received in the second quarter of 1999. Various factors could affect the timing and amount of proceeds to be received under the company's various insurance policies, including (i) the timing of payments made in settlement of claims; (ii) the outcome of occurrence insurance litigation in the courts of Minnesota (as discussed above) and Texas; (iii) potential arbitration with claims-made insurers; (iv) delays in payment by insurers; and (v) the extent to which insurers may become insolvent in the future. There can be no absolute assurance that the company will collect all amounts accrued as being probable of recovery from its insurers.

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

(a)   The registrant held its Annual Meeting of Stockholders on  May
11, 1999.

(b) Proxies for the meeting were solicited pursuant to Regulation 14; there was no solicitation in opposition to management's nominees as listed in the Proxy Statement and all such nominees were elected.

Three  directors  were elected to the year 2002  Class  (Rozanne  L.
Ridgway, Frank Shrontz and Louis W. Sullivan) and one director to the year 2000 Class (Allen E. Murray).

Directors whose terms continue after the meeting were Ronald O. Baukol, Edward A. Brennan, Livio D. DeSimone, Edward R. McCracken,
W. George Meredith, Aulana L. Peters and F. Alan Smith.

(c) The ratification of the appointment of PricewaterhouseCoopers LLP, independent auditors, to audit 3M's books and accounts for the year 1999.

For           331,232,699
Against         1,419,118
Abstain         2,102,926

(d)  Amendments to the Executive Profit Sharing Plan.

For           307,745,895
Against        22,539,605
Abstain         4,469,243


Item 6.  Exhibits and Reports on Form 8-K

      (a) The following documents are filed as exhibits to this Report.

          (12) A statement setting forth the calculation of the ratio of earnings to fixed charges. Page 30.

          (15) A letter from the company's independent auditors regarding unaudited interim consolidated financial statements. Page 31.

          (27) Financial data schedule (EDGAR filing only).


None of the other item requirements of Part II of Form 10-Q are applicable to the company for the quarter ended June 30, 1999.

                                 SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          MINNESOTA MINING AND MANUFACTURING COMPANY
                                         (Registrant)



Date:             August 4, 1999


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