Form 10-Q
period 1999-09-30
MINNESOTA MINING & MANUFACTURING CO
filed 1999-11-05
CIK 66740

                       UNITED STATES
            SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549

                         FORM 10-Q

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter ended September 30, 1999
                            Commission file number: 1-3285


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



On September 30, 1999, there were 401,333,680 shares of the Registrant's common stock outstanding.


                This document contains 34 pages.
           The exhibit index is set forth on page 31.


      Minnesota Mining and Manufacturing Company and Subsidiaries

                     PART I.  Financial Information

                    Consolidated Statement of Income
             (Amounts in millions, except per-share amounts)
                              (Unaudited)
                               Three months ended     Nine months ended
                                  September 30           September 30
                                1999       1998        1999        1998
Net sales                      $3,997     $3,766     $11,636     $11,236

Operating expenses
  Cost of goods sold            2,253      2,190       6,603       6,448
  Restructuring charge -
    inventory                      --         29          --          29
      Total cost of goods sold  2,253      2,219       6,603       6,477
  Selling, general and
    administrative expenses     1,009        947       2,845       2,838
  Restructuring charge - other    (26)       303         (26)        303
      Total                     3,236      3,469       9,422       9,618

Operating income                  761        297       2,214       1,618

Other income and expense
  Interest expense                 26         37          83         106
  Investment and other
    income - net                   (7)       (11)        (22)        (33)
  Gain on divestiture - net        --        (10)         --         (10)
      Total                        19         16          61          63

Income before income taxes
  and minority interest           742        281       2,153       1,555

Provision for income taxes        260         96         776         552

Minority interest                  23          7          58          39

Net income                     $  459     $  178     $ 1,319      $  964

Weighted average common
  shares outstanding - basic    402.1      402.7       402.5       403.7
Earnings per share - basic     $ 1.14     $  .44      $ 3.28      $ 2.39

Weighted average common
  shares outstanding - diluted  406.8      406.7       406.5       408.7
Earnings per share - diluted   $ 1.13     $  .44      $ 3.25      $ 2.36

<F1>
The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.


        Minnesota Mining and Manufacturing Company and Subsidiaries
                          Consolidated Balance Sheet
                             (Dollars in millions)
                                                 (Unaudited)
                                                 September 30,   December 31,
                                                       1999          1998
Assets
Current assets
   Cash and cash equivalents                         $   302       $   211
   Other securities                                      188           237
   Accounts receivable - net                           2,848         2,666
   Inventories
      Finished goods                                   1,088         1,161
      Work in process                                    525           613
      Raw materials and supplies                         438           445
         Total inventories                             2,051         2,219
   Other current assets                                1,194           985
            Total current assets                       6,583         6,318
Investments                                              436           623
Property, plant and equipment                         13,227        13,397
   Less accumulated depreciation                      (7,767)       (7,831)
      Property, plant and equipment - net              5,460         5,566
Other assets                                           1,426         1,646
            Total                                    $13,905       $14,153

Liabilities and Stockholders' Equity
Current liabilities
   Accounts payable                                  $   975       $   868
   Payroll                                               414           487
   Income taxes                                          600           261
   Short-term debt                                       640         1,492
   Other current liabilities                           1,236         1,278
            Total current liabilities                  3,865         4,386
Other liabilities                                      2,120         2,217
Long-term debt                                         1,550         1,614

Stockholders' equity
   Common stock, $.50 par value,
      472,016,528 shares issued                          236           236
   Capital in excess of par value                         60            60
   Retained earnings                                  10,536         9,980
   Treasury stock, at cost                            (3,584)       (3,482)
      September 30, 1999: 70,682,848 shares
      December 31, 1998:  70,092,280 shares
   Unearned compensation - ESOP                         (327)         (350)
   Accumulated other comprehensive income (loss)
      Cumulative translation - net                      (658)         (518)
      Debt and equity securities,
         unrealized gain - net                           107            10
      Total accumulated other comprehensive loss        (551)         (508)
         Stockholders' equity - net                    6,370         5,936
            Total                                    $13,905       $14,153

<F1>
The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.


         Minnesota Mining and Manufacturing Company and Subsidiaries

                     Consolidated Statement of Cash Flows
                            (Dollars in millions)
                                 (Unaudited)

                                                       Nine months ended
                                                         September 30
                                                        1999       1998
Cash Flows from Operating Activities
Net income                                            $1,319      $ 964

Adjustments to reconcile net income
     to net cash provided by operating activities
   Depreciation and amortization                         669        644
   Implant litigation - net                               44       (209)
   Asset impairment - restructuring                      (31)       190
   Working capital and other changes - net               411        (91)
Net cash provided by operating activities              2,412      1,498

Cash Flows from Investing Activities
Capital expenditures                                    (727)    (1,056)
Proceeds from divestitures                               248          9
Other changes - net                                      (43)       (77)
Net cash used in investing activities                   (522)    (1,124)

Cash Flows from Financing Activities
Change in short-term debt - net                         (786)       145
Repayment of long-term debt                             (113)       (52)
Proceeds from long-term debt                               2        556
Purchases of treasury stock                             (478)      (606)
Reissuances of treasury stock                            293        245
Payment of dividends                                    (677)      (666)
Other                                                    (49)       (19)
Net cash used in financing activities                 (1,808)      (397)

Effect of exchange rate changes on cash                    9         (3)

Net increase (decrease) in cash and cash equivalents      91        (26)

Cash and cash equivalents at beginning of year           211        230
Cash and cash equivalents at end of period            $  302     $  204

<F1>
The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

        Minnesota Mining and Manufacturing Company and Subsidiaries
                 Notes to Consolidated Financial Statements
                                (Unaudited)

The interim consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. These adjustments consist of normal, recurring items, except for non-recurring items relating to divestitures, litigation and restructuring activities recorded in third and fourth quarters of 1998 and in the second and third quarters of 1999. The results of operations for any interim period are not necessarily indicative of results for the full year. The interim consolidated financial statements and notes are presented as permitted by the requirements for Form 10-Q and do not contain certain information included in the company's annual consolidated financial statements and notes. This Form 10-Q should be read in conjunction with the company's consolidated financial statements and notes included in its 1998 Annual Report on Form 10-K.

Divestitures:
On June 30, 1999, the company closed on the sale of Eastern Heights Bank, a subsidiary banking operation, and the sale of the assets of its Cardiovascular Systems business. These divestitures generated cash proceeds of $203 million and, net of an investment valuation adjustment, resulted in a pre-tax gain of $104 million ($55 million after tax) in the second quarter of 1999. 3M also recorded a pre-tax gain of $43 million ($26 million after tax) related to divestitures, mainly in the Health Care area, in the third quarter of 1999. These pre-tax gains are recorded as a reduction of selling, general and administrative expenses.

Pending Acquisition of Dyneon Minority Interest:
In October, 1999, 3M signed a letter of intent to acquire the outstanding minority interest in its consolidated joint venture, Dyneon, for approximately $330 million in cash. 3M expects to finalize the acquisition by year-end after completing due diligence, final agreements, and approvals.

Supplemental Cash Flow Information:
In 1999, 3M exchanged assets used in the business, but not held for sale, with a fair market value of $61 million plus cash of $12 million, for similar assets having a fair market value of $73 million. No gain was recognized on this non-monetary exchange of productive assets.

Restructuring Charge:
In the third and fourth quarters of 1998, the company recorded a restructuring charge of $493 million ($313 million after tax), which is discussed in the 1998 Form 10-K. In the third quarter of 1999, the company recorded a change in estimate that reduced the restructuring charge by $26 million. During the nine months ended September 30, 1999, the company terminated 2,274 employees under the plan. Because certain employees can defer receipt of termination benefits for up to 12 months, cash payments relate to both current and previous terminations. The remaining restructuring liability as of September 30, 1999, totaled $89 million. Selected information relating to the restructuring follows.

Restructuring           Employee    Write-down of
Charge               Termination  Property, Plant
(Millions)              Benefits    and Equipment  Inventory  Other  Total
Restructuring charge
  Third quarter 1998        $102           $161         $29     $40   $332
  Fourth quarter 1998        169             --          10      --    179
  Fourth quarter 1998
    change in estimate        --            (18)         --      --    (18)
  Total year 1998           $271           $143         $39     $40   $493
  Third quarter 1999
    change in estimate         4            (31)         --       1    (26)
Total restructuring charge  $275           $112         $39     $41   $467


Restructuring                              Employee
Liability                               Termination
(Millions)                                 Benefits      Other      Total
September 30, 1998 liability                 $102         $40        $142
Fourth quarter 1998 employee
   termination benefits charge                169          --         169
Fourth quarter 1998 cash payments             (39)         (8)        (47)
December 31, 1998 liability                  $232         $32        $264
Cash payments
   First quarter 1999                         (65)         (1)       (66)
   Second quarter 1999                        (69)         (2)       (71)
   Third quarter 1999                         (37)         (6)       (43)
Third quarter 1999 change in estimate           4           1          5
September 30, 1999 liability                 $ 65         $24        $89

Business Segments:
In the third quarter of 1999, the company reorganized its management reporting structure into six segments, from the four segments reported in the second quarter of 1999. Prior period amounts have been restated for this change. 3M net sales and operating income by segment for the first three quarters and nine months of 1999 and 1998 follow. Third quarter 1999 operating income includes a $43 million gain related to divestitures, mainly in the Health Care area, and Corporate and Unallocated includes $73 million in litigation expense partially offset by a $26 million change in estimate that reduced the restructuring charge. Second quarter 1999 operating income includes one-time net gains, primarily related to divestitures, of $30 million in Health Care and $74 million in Corporate and Unallocated. Third quarter 1998 includes restructuring charges of $332 million in Corporate and Unallocated.

Business
Segment             Nine    Nine  Third  Third Second Second   First  First
Information       Months  Months    Qtr    Qtr    Qtr    Qtr     Qtr    Qtr
(Millions)          1999    1998   1999   1998   1999   1998    1999   1998
Net sales
Industrial         $2,529  $2,518 $  851 $  826 $  836 $  840 $  842 $  852
Health Care         2,329   2,302    768    759    793    784    768    759
Transportation,
  Graphics & Safety 2,409   2,279    826    761    806    780    777    738
Consumer & Office   1,988   1,920    712    676    638    625    638    619
Electro &
  Communications    1,461   1,308    534    431    485    442    442    435
Specialty Material    882     829    298    271    292    279    292    279
Corporate &
 Unallocated           38      80      8     42     13     20     17     18
Total Company     $11,636 $11,236 $3,997 $3,766 $3,863 $3,770 $3,776 $3,700

Operating income
Industrial        $   466 $   414 $  163 $  126 $  154 $  135 $  149 $  153
Health Care           533     428    192    134    196    143    145    151
Transportation,
  Graphics & Safety   514     423    193    136    172    151    149    136
Consumer & Office     320     289    133    112     98     87     89     90
Electro &
  Communications      298     201    123     58     92     73     83     70
Specialty Material    169     154     53     48     60     49     56     57
Corporate &
 Unallocated*         (86)   (291)   (96)  (317)    32      3    (22)    23
Total Company     $ 2,214  $1,618 $  761 $  297 $  804 $  641 $  649 $  680


Due to the management reporting structure change, total year 1998, 1997 and 1996 business segment information has been restated as follows.


Business
Segment                                                     Depr.   Capital
Information                     Net   Operating              and   Expendi-
(Millions)                    Sales     Income   Assets**  Amort.     tures
Industrial           1998   $ 3,360    $  561    $ 2,394    $199     $276
                     1997     3,419       544      2,366     186      283
                     1996     3,297       529      2,245     207      210

Health Care          1998     3,086       571      2,168     161      221
                     1997     3,004       521      2,042     183      217
                     1996     2,897       545      2,012     160      216

Transportation,      1998     3,021       532      2,652     170      331
 Graphics & Safety   1997     3,112       585      2,368     191      363
                     1996     2,966       592      2,306     188      296

Consumer & Office    1998     2,613       398      1,614     136      178
                     1997     2,616       438      1,561     105      131
                     1996     2,472       425      1,486     104      121

Electro &            1998     1,741       263      1,177     111      222
  Communications     1997     1,739       327      1,103     114      167
                     1996     1,608       240      1,040     114       99

Specialty Material   1998     1,105       194      1,112      66      186
                     1997     1,090       192        928      70      200
                     1996       930       189        823      82      149

Corporate &          1998        95      (480)     3,036      23       16
 Unallocated*        1997        90        68      2,870      21       45
                     1996        66       (29)     3,452      28       18

Total Company        1998   $15,021    $2,039    $14,153    $866   $1,430
                     1997    15,070     2,675     13,238     870    1,406
                     1996    14,236     2,491     13,364     883    1,109

<F1>
*Corporate and Unallocated operating income principally includes corporate investment gains and losses, certain derivative gains and losses, insurance-related gains and losses, banking operations (divested June 30, 1999), certain litigation, restructuring charges and other miscellaneous items. Because this category includes a variety of miscellaneous items, it is subject to fluctuation on a quarterly and annual basis. Operating income for 1998 includes a $493 million restructuring charge.
<F2>
**Segment assets primarily include accounts receivable; inventory; property, plant and equipment - net; and other miscellaneous assets. Assets included in Corporate and Unallocated principally are cash and cash equivalents; other securities; insurance receivables; deferred income taxes; certain investments and other assets; and certain unallocated property, plant and equipment.

Comprehensive Income:
The components of total comprehensive income are shown below. The September 30, 1999, balance of $107 million for the net unrealized gain on debt and equity securities (reported as a component of accumulated other comprehensive income) is recorded net of $66 million of deferred income taxes.

Total Comprehensive Income      Three months ended  Nine months ended
                                   September 30        September 30
(Millions)                         1999     1998      1999      1998
Net income                        $ 459    $ 178    $1,319     $ 964
Other comprehensive income (loss)
  Cumulative translation - net       70       71      (140)       (6)
  Debt and equity securities,
    unrealized gain (loss) - net     49       (3)       97        (3)
      Total comprehensive income  $ 578    $ 246    $1,276     $ 955

Earnings Per Share:
The difference in the weighted average common shares outstanding for calculating basic and diluted earnings per share is attributable to the assumed exercise of the Management Stock Ownership Program (MSOP) stock options for the three-month and nine-month periods ended September 30, 1999 and 1998. Certain MSOP options outstanding at September 30, 1999, were not included in the computation of diluted earnings per share because they would not have had a dilutive effect (5.2 million shares of common stock at an average price of $95.00 for the three months ended September 30, 1999; and 16.0 million shares of common stock at an average price of $93.02 for the nine months ended September 30, 1999).

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

                 Review Report of Independent Auditors


To the Stockholders and Board of Directors of Minnesota Mining and Manufacturing Company:

We have reviewed the accompanying consolidated balance sheet of Minnesota Mining and Manufacturing Company and Subsidiaries as of September 30, 1999, and the related consolidated statements of income for the three-month and nine-month periods ended September 30, 1999 and 1998, and cash flows for the nine-month periods ended September 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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



St. Paul, Minnesota
November 1, 1999

       Minnesota Mining and Manufacturing Company and Subsidiaries

                 Management's Discussion and Analysis of
              Financial Condition and Results of Operations

RESULTS OF OPERATIONS
Third Quarter
Worldwide sales for the third quarter totaled $3.997 billion, up 6.1 percent from the third quarter last year, with volume gains accounting for all of the sales increase. The impact of slightly negative currency translation was offset by selected increases in international selling prices. Currency, while positive in the Asia Pacific area, was negative in Europe and Latin America.

In the United States, sales increased about 3 percent to $1.951 billion, driven by volume gains. In 3M's largest segment, Industrial Markets, U.S. volume increased about 3 percent, a pickup from recent quarters. Driving this improvement were industrial tapes and products for the automotive aftermarket. In Electro and Communications, volume increased 20 percent, helped by the acquisition of a telecommunication product line in late 1998. All major businesses in this segment posted good growth. In Consumer and Office Markets, U.S. unit sales increased 7 percent, consistent with recent quarterly growth rates. In Transportation, Graphics and Safety, volume rose 6 percent, with 3M's reflective sheeting business posting solid growth. In Specialty Materials, volume also increased 6 percent, continuing a good performance there. In Health Care, U.S. volumes decreased 4 percent, but were up slightly after adjusting for divestitures. Health Care experienced good growth in medical products, but pharmaceutical volumes declined due to the continued impact of generic alternatives to a branded 3M analgesic.

Internationally, sales totaled $2.046 billion. Volume abroad increased 9 percent, 3M's best increase in seven quarters. Negative currency translation was offset by selling price increases. European volume increased about 6 percent, a pickup from growth registered in the past few quarters. Dollar sales in Europe, affected by weaker European currencies, were basically flat. In the Asia Pacific area, volume increased more than 15 percent, marking the company's third consecutive quarter of solid volume gains. Dollar sales in the Asia Pacific area, aided by the stronger yen, increased more than 30 percent. In Japan, unit sales increased about 6 percent, with growth led by new 3M products. In Asia outside Japan, volume rose about 35 percent, driven by rebounding economies and demand for new 3M products. In Latin America, volumes were up about 7 percent. While unit sales declined in Argentina and Venezuela, Mexico continued to register strong gains, and volume growth resumed in Brazil. Currency reduced Latin American sales by about 20 percent, with about one-third of this impact offset through selling price increases. In Canada, volume increased about 2 percent.

Worldwide, all market segments showed sales and operating income growth. Sales growth was led by increases in the company's Electro and Communications; Transportation, Graphics and Safety; Consumer and Office; and Specialty Material businesses.

Cost of goods sold, which includes manufacturing, research and development, and engineering, was 56.4 percent of sales, down 1.7 percentage points from the third quarter last year, excluding the restructuring charge relating to inventory in 1998. Gross margins benefited from solid volume gains, lower raw material costs and the company's restructuring actions.

In 1998, the company recorded a restructuring charge of $332 million ($214 million after tax) in the third quarter and $161 million ($99 million after tax) in the fourth quarter, for a total of $493 million ($313 million after tax). During the third quarter of 1999, 3M recorded a gain of $26 million ($17 million after-tax) related to changes in estimates that reduced certain restructuring charges recorded in the second half of 1998. Details of the restructuring charge are discussed in the Notes to Consolidated Financial Statements.

Selling, general and administrative expense in the third quarter of 1999 included two non-recurring items amounting to a net expense of $30 million. A pre-tax charge of $73 million was recorded relating to an adverse jury verdict and attorneys' fees and costs in a lawsuit filed by LePage's. 3M believes the jury's decision ultimately will be overturned, but believes it is prudent to recognize a liability at this time. 3M also recorded a pre-tax gain of $43 million related to divestitures, mainly in Health Care. Selling, general and administrative expenses, adjusted for $30 million of non-recurring items, were 24.4 percent of sales, down eight-tenths of a percentage point from the same quarter last year. This ratio improvement reflected an acceleration of sales growth and productivity gains related to restructuring actions.

The   impact  of  non-recurring  items  and  restructuring  on   3M's
Consolidated Statement of Income follow.

Supplemental Consolidated Statement of Income Information (Unaudited)
(Millions, except per-share amounts)
Three months ended
                      September 30, 1999           September 30, 1998

                  Excluding                   Excluding
                       non-      Non-           restruc-  Restruc-
                  recurring recurring Reported   turing   turing  Reported
                      items     items    total   charge   charge     total
Operating
  income(loss)       $  765  $   (4)    $ 761  $    629   $ (332)   $  297
Other income and
  expense                19      --        19        16       --        16
Income (loss) before
 income taxes and
  minority interest  $  746  $   (4)   $  742  $    613   $ (332)   $  281
Provision (benefit)
  for  income  taxes    261      (1)      260       214     (118)       96
Effective  tax  rate   35.0%   27.3%     35.0%     35.0%    35.5%     34.3%
Minority  interest       23      --        23         7       --         7
Net income (loss)    $  462  $   (3)   $  459  $    392   $ (214)   $  178
Earnings (loss) per
  share - diluted    $ 1.14  $ (.01)   $ 1.13  $    .97   $ (.53)   $  .44

Worldwide operating income was 19.0 percent of sales. Excluding non-recurring items and the restructuring, operating income was 19.2 percent of sales, up 2.5 percentage points from the third quarter last year. In dollars, operating income, excluding the non-recurring items and the restructuring, increased 21.9 percent from the same quarter last year.

Third-quarter interest expense of $26 million was down $11 million from the same quarter last year, reflecting lower debt levels. Net investment and other income was $7 million, in line with recent quarters. The third quarter of 1998 reflects a $10 million adjustment to finalize the accounting for the 1997 divestiture of National Advertising Company.

The worldwide effective income tax rate for the quarter was 35.0 percent, the same as in the third quarter last year, excluding the restructuring charge. Including the restructuring charge, the total combined effective tax rate was 34.3 percent for the third quarter of 1998.

Net income for the third quarter of 1999 totaled $459 million, or $1.13 per diluted share, compared with $178 million, or $.44 per diluted share, in the third quarter of 1998. Excluding non-recurring items and the restructuring, net income totaled $462 million, or $1.14 per diluted share, compared with net income of $392 million or $.97 per diluted share in the year-earlier quarter. The company estimates that changes in the value of the U.S. dollar decreased earnings for the quarter by about one cent per share compared with the third quarter of 1998. This estimate includes the effect of translating profits from local currencies into U.S. dollars; the impact of currency fluctuations on the transfer of goods between 3M operations in the United States and abroad; and transaction gains and losses.

First Nine Months
Worldwide sales for the first nine months of 1999 totaled $11.636 billion, up 3.6 percent from the same period last year. Volume increased about 4 percent. Negative currency translation was offset by selling price increases.

In the United States, sales increased about 2 percent to $5.572 billion, driven by volume increases. Internationally, sales totaled $6.064 billion. Volume abroad increased about 5 percent, while selling prices were up about 2 percent, resulting in overall local-currency sales gains of about 7 percent. Currency translation reduced international sales by about 2 percent.

Cost of goods sold, which includes manufacturing, research and development, and engineering, was 56.8 percent of sales, down five-tenths of a percentage point from the first nine months of last year, excluding the restructuring charge impact. Gross margins benefited from lower raw material costs and the company's restructuring actions.

In the second quarter of 1999, the company realized a net pre-tax gain for one-time items of $104 million ($55 million after tax). These items related to gains on the divestitures of two businesses, net of an investment valuation adjustment. This pre-tax gain was recorded as a reduction of selling, general and administrative expenses. The impact of this net gain, in addition to the restructuring and non-recurring items cited in the prior third quarter discussion, on 3M's Consolidated Statement of Income follows.

Supplemental Consolidated Statement of Income Information (Unaudited)
(Millions, except per-share amounts)
Nine months ended
                      September 30, 1999           September 30, 1998
                  Excluding                   Excluding
                       non-     Non-            restruc-  Restruc-
                  recurring recurring Reported   turing    turing  Reported
                      items    items    total    charge    charge     total
Operating
  Income (loss)      $2,114  $  100    $2,214  $  1,950   $ (332)   $ 1,618
Other income and
  expense                61      --        61        63       --         63
Income (loss) before
 income taxes and
  minority interest  $2,053  $  100    $2,153  $  1,887   $ (332)   $ 1,555
Provision (benefit)
  for income taxes      728      48       776       670     (118)       552
Effective tax rate     35.5%   47.8%     36.0%     35.5%    35.5%      35.5%
Minority  interest       58      --        58        39       --         39
Net income (loss)    $1,267  $   52    $1,319  $  1,178   $ (214)    $  964
Earnings (loss) per
  share - diluted    $ 3.12  $  .13    $ 3.25  $   2.88   $ (.52)   $  2.36

Selling, general and administrative expenses were 24.4 percent of sales. Excluding non-recurring items, this spending totaled 25.0 percent  of  sales, down from 25.3 percent in the  same  period  last year.
Worldwide operating income was 19.0 percent of sales. Excluding non-recurring items and the restructuring, operating income was 18.2 percent, compared with 17.4 percent of sales in the first nine months last year. In dollars, operating income, excluding non-recurring items and the restructuring, increased 8.4 percent from the same period last year.

Interest expense of $83 million in the first nine months of 1999 was down $23 million from the same period last year, reflecting lower debt levels. Net investment and other income was $22 million, in line with recent trends.

Excluding non-recurring items and the restructuring, the worldwide effective income tax rate for the first nine months of 1999 was 35.5 percent, unchanged from the same period last year. Including non-
recurring items, the total combined effective tax rate was 36.0 percent for the first nine months of 1999.

Net income for the first nine months of 1999 totaled $1.319 billion, or $3.25 per diluted share, compared with $964 million, or $2.36 per diluted share, in the first nine months of 1998. Excluding non-recurring items and the restructuring, net income totaled $1.267 billion, or $3.12 per diluted share, compared with $1.178 million, or $2.88 per diluted share, in the first nine months of 1998. The company estimates that changes in the value of the U.S. dollar decreased earnings for the first nine months of 1999 by about 5 cents per share compared with the same period of 1998.

FINANCIAL CONDITION AND LIQUIDITY
The company's financial condition and liquidity remain strong. Working capital totaled $2.718 billion at September 30, 1999, compared with $1.932 billion at year-end 1998. The company's inventory index was 3.1 months, down from 3.4 months at year-end. The accounts receivable average days' sales outstanding was 59 days, down slightly from year-end. The company's current ratio was 1.7, up from
1.4 at year-end.

Total debt decreased $916 million from year-end 1998 to $2.190 billion. As of September 30, 1999, total debt was 26 percent of total capital.

The company's strong credit rating provides ready and ample access to funds in global capital markets. At September 30, 1999, the company had available short-term lines of credit totaling about $658 million.

Net cash provided by operating activities totaled $2.412 billion in the first nine months of the year, up $914 million from the same period last year. The increase in net income and good working capital management drove the improvement. Inventories declined about $375 million, or 15 percent, compared with September 30, 1998. Working capital and other changes in 1999 include a $171 million use of cash for the impact of employee termination benefits paid in connection with restructuring activities. Net cash inflows from mammary implant litigation were $44 million in the first nine months of 1999, compared with $209 million in net cash outflows in the same period last year. A decrease in the non-current portion of mammary implant receivables has contributed to the decline in "Other Assets" since year-end 1998. Asset impairment charges of $190 million in the third quarter of 1998 represent the write-down of certain assets to net realizable value. In 1999, due to a change in estimate, a reduction in these charges of $31 million was recorded.

Timing differences between payment of implant liabilities and receipt of related insurance recoveries could affect the cash flows of future periods. This is discussed in Part II, Item 1, Legal Proceedings, of this Form 10-Q.

Cash used in investing activities was $522 million in the first nine months of the year, compared with $1.124 billion in the same period last year. Capital expenditures for the first nine months of 1999 were $727 million, a decrease of 31 percent from the same period last year.

The company received cash proceeds in the third quarter of 1999 of $45 million related to divestitures, mainly in Health Care. The company received cash proceeds in the second quarter of 1999 totaling $203 million related to its divestitures of Eastern Heights Bank and the Cardiovascular Systems business. Investments have decreased $187 million since year-end 1998, driven by investment decreases of about $350 million relating to these divestitures, but partially offset by increases in the value of available-for-sale equity investments. Divestitures also contributed to the decline in "other current liabilities" and "other liabilities" shown on the Consolidated Balance Sheet.

Treasury stock repurchases for the first nine months of 1999 were $478 million, compared with $606 million in the same period last year. Financing activities in the first nine months of 1999 for both short-term and long-term debt included net cash outflows of $897 million, compared with net cash inflows of $649 million in the same period last year.

The  company repurchased about 5.3 million shares of common stock  in the first nine months of 1999, compared with 7.3 million shares in the same period last year. In February 1999, the Board of Directors authorized the repurchase of up to 12 million shares of 3M common stock through December 31, 1999. As of September 30, 1999, 6.9 million shares remained authorized for repurchase. Stock repurchases are made to support employee stock purchase plans and for other corporate purposes.

Cash dividends paid to shareholders totaled $677 million in the first nine months of this year, compared with $666 million in the same period last year. In February 1999, the quarterly dividend was increased to 56 cents per share.

Legal  proceedings are discussed in the Legal Proceedings section  in
Part II, Item 1, of this Form 10-Q.

FUTURE OUTLOOK
The company encountered a difficult set of challenges in 1998 - large negative currency effects, economic contractions in many international markets, and softness in a few key U.S. markets. To improve productivity and reduce costs, the company has been exiting certain product lines, consolidating manufacturing operations, and eliminating lower-value activities in corporate service functions. Relating to these actions, the company recorded a restructuring charge in the second half of 1998. This charge is discussed in the 1998 Form 10-K.

The company announced in mid-1998, as part of its restructuring plan, its intent to reduce about 4,500 positions by December 31, 1999. As of September 30, 1999, employment has declined by approximately 5,000 people due both to the restructuring and attrition when compared to March 31, 1998.

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

The company expects continued solid earnings growth in the fourth quarter of 1999, led by new products and ongoing productivity improvement.

The company is not able to project what the consequences will be from the dynamic economies around the world. The company is monitoring business conditions closely and is prepared to make adjustments in costs, pricing and investments as appropriate.

Based  on  currency  rates  as of September  30,  1999,  the  company
estimates  that  currency  would have a slight  negative   impact  on
fourth quarter 1999 earnings.

Capital spending totaled $1.430 billion in 1998, and is expected to total $1.0 to $1.1 billion for 1999. Excluding the restructuring and non-recurring items, the company does not expect a significant change in its tax rate in 1999.

3M has signed a letter of intent to purchase Hoechst's interest in the Dyneon joint venture for approximately $330 million in cash. 3M expects the acquisition will be largely financed by borrowing. 3M already owns 54 percent of the venture and expects to finalize the acquisition by year-end after completing due diligence, final agreements and approvals. The purchase method of accounting will be used for this acquisition. Dyneon's assets, liabilities, revenues and expenses are currently fully consolidated in 3M's financial statements and Hoechst's 46 percent share is eliminated as a minority interest.

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

IT Systems - The company is using both internal and external resources to remediate and test millions of lines of application software code. As of September 30, 1999, approximately 99 percent of the core central IT application systems (e.g., general ledger, payroll, procurement and order management), central IT infrastructure systems (e.g., telecommunications, electronic mail, databases, data centers, and system software), and the other IT systems (e.g., systems that support business and staff organizations) located in the United States that are deemed "Vital" or "Critical" are believed to be Year 2000 Compliant. As of September 30, 1999, approximately 99 percent of the IT systems in subsidiaries outside the United States that are deemed "Vital" or "Critical" are believed to be Year 2000 Compliant.

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

As of September 30, 1999, approximately 99 percent of the non-IT systems located in the United States that are deemed "Vital" or "Critical" and approximately 99 percent of the non-IT systems in subsidiaries outside the United States that are deemed "Vital" or "Critical" are believed to be Year 2000 Compliant.

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

Risks and Worst Case Scenarios - The company believes that its most reasonably likely worst case scenarios regarding the year 2000 issue involve the IT and non-IT systems of third parties rather than the IT and non-IT systems and products of the company. Because the company has far less control over assessing the year 2000 readiness of certain third parties, the company believes the risks are greatest outside the United States with suppliers of electrical, telecommunications, and transportation services, and in some areas, smaller business organizations that supply the company with goods or services. Contingency planning regarding the failure of such services involves maintaining appropriate inventories of key raw materials and products.

Contingency Planning - The company is preparing contingency plans specifying what the company will do if failures occur in IT and non-IT systems, or important third parties are not Year 2000 Compliant. The process includes identifying and prioritizing risks, assessing the business impact of those risks, creating notification procedures, and preparing written contingency plans for those failures with the greatest risk to the company. As of September 30, 1999, the company's contingency plans were 100 percent complete for its IT and non-IT systems and other high risk areas and 100 percent complete for its key suppliers.

Costs - Since inception of the company's efforts on the year 2000 issue through September 30, 1999, the company had spent approximately $64 million out of a total estimate of $77 million related to the Year 2000 readiness issue. These costs include the costs incurred for external consultants and professional advisors and the costs for software and hardware. The company's process for tracking internal costs does not capture all of the costs incurred for each of the teams working on the Year 2000 project. Such internal costs are principally the related payroll costs for its information systems group and other employees working on the Year 2000 project. The company is expensing as incurred all costs related to the assessment and remediation of the Year 2000 issue. These costs are being funded through operating cash flows.

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

The European market contributed 26 percent of consolidated sales and 20 percent of consolidated operating income, excluding the restructuring charge, in 1998. The participating countries accounted for 64 percent of the company's sales in the European market in 1998. The company believes that the euro will, over time, increase price competition for the company's products across Europe due to cross-border price transparency. The company also believes that the adverse effects of increased price competition will be offset somewhat by new business opportunities and efficiencies. The company, however, is not able to estimate the anticipated net long-term impact of the euro introduction on the company.

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

The company has derivatives outstanding beyond September 30, 1999, in several European currencies. Under the EU's "no compulsion, no prohibition" principle, the outstanding derivative positions will either mature as local currency contracts or convert to euro contracts at no additional economic cost to the company. The company believes that systems used to monitor derivative positions can be appropriately modified for these changes. The company believes the impact of the euro introduction on the company's derivative positions will not be material.

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

In one such matter, LePage's Incorporated filed a lawsuit against the company in June 1997 in the United States District Court for the Eastern District of Pennsylvania alleging that certain marketing practices of the company violated the antitrust laws. On October 8, 1999, the jury awarded LePage's damages of $22.8 million, which will be automatically tripled under the law. The company recorded a pre-tax charge of $73 million in the third quarter of 1999 related to the adverse jury verdict and attorneys' fees and costs. However, the fact that the company recognized the liability does not change the company's belief that the jury verdict will be ultimately overturned.

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

Breast Implant Litigation

As of September 30, 1999, the company had been named as a defendant, often with multiple co-defendants, in 4,087 lawsuits and 68 claims in various courts, all seeking damages for personal injuries from allegedly defective breast implants. These claims and lawsuits purport to represent 13,795 individual claimants. It is not yet
certain   how   many   of   these  lawsuits   and   claims   involve
products manufactured and sold by the company, as opposed to other manufacturers, or how many of these lawsuits and claims involve individuals who accepted benefits under the Revised Settlement Program (as defined later). The company has confirmed that approximately 590 of the above individual claimants have opted out of the class action and have 3M implants. The company entered the business of manufacturing breast implants in 1977 by purchasing McGhan Medical Corporation. In 1984, the company sold the business to a corporation that also was named McGhan Medical Corporation.

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

As of the date of this filing, the company believes that approximately 90 percent of the registrants, including those claimants who filed current claims, have elected to participate in the Revised Settlement Program. It is still unknown as to what disease criteria all claimants have satisfied, and what options they have chosen. As a result, the total amount and timing of the company's prospective payments under the Revised Settlement Program cannot be determined with precision at this time. As of September 30, 1999, the company has paid $281 million into the court-administered fund as a reserve against costs of claims payable by the company under the Revised Settlement Program (including a $5 million administrative assessment). Additional payments will be made as necessary. Payments to date have been consistent with the company's estimates of the total liability for these claims.

In the first quarter of 1994, the company took a pre-tax charge of $35 million ($22 million after tax) in recognition of its then best estimate of its probable liabilities and associated expenses, net of the probable amount of insurance recoverable from its carriers. In the third quarter of 1999, the company increased its estimate of the probable liabilities and associated expenses to approximately $1.2 billion, with an offsetting increase in the probable amount of insurance recoveries. This amount represents the company's current best estimate of the amount to cover the cost and expense of the Revised Settlement Program and the cost and expense of resolving opt-out claims and recovering insurance proceeds. After subtracting payments of $1.093 billion as of September 30, 1999, for defense and other costs and settlements with litigants and claimants, the company had accrued liabilities of $107 million.

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

The insurers that are parties to these actions generally acknowledge that they issued products liability insurance to the company and that breast implant claims are products liability claims. The trial in Minnesota to resolve the company's insurance coverage and the financial responsibility of occurrence insurers for breast implant claims and defense costs began on June 4, 1996, and is continuing in phases. A phase III jury trial on the company's claim of breach and consequential damages and insurer defenses to coverage began on October 25, 1999 and is expected to go into the new year.

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

As of September 30, 1999, the company had accrued receivables for insurance recoveries of $692 million, substantially all of which is contested by the insurance carriers. During the first quarter of 1999 the company executed a settlement agreement with its lead occurrence underwriter. Payments of settlement dollars of this and other agreements were received in the second and third quarters of 1999. Various factors could affect the timing and amount of proceeds to be received under the company's various insurance policies, including
(i) the timing of payments made in settlement of claims; (ii) the outcome of occurrence insurance litigation in the courts of Minnesota (as discussed above) and Texas; (iii) potential arbitration with claims-made insurers; (iv) delays in payment by insurers; and (v) the extent to which insurers may become insolvent in the future. There can be no absolute assurance that the company will collect all amounts accrued as being probable of recovery from its insurers.

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

          (12) A statement setting forth the calculation of the ratio of earnings to fixed charges. Page 33.

          (15) A letter from the company's independent auditors regarding unaudited interim consolidated financial statements. Page 34.

          (27) Financial data schedule (EDGAR filing only).


None of the other item requirements of Part II of Form 10-Q are applicable to the company for the quarter ended September 30, 1999.

                            SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          MINNESOTA MINING AND MANUFACTURING COMPANY
                                         (Registrant)



Date:            November 4, 1999


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