Form 10-K
period 1999-12-31
MINNESOTA MINING & MANUFACTURING CO
filed 2000-02-18
CIK 66740

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                 FORM 10-K

         [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                     For the year ended December 31, 1999

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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      The aggregate market value of voting stock held by nonaffiliates of the registrant, based on the closing price of $93.63 per share as reported on the New York Stock Exchange-Composite Index on January 31, 2000, was $37.3 billion.

   Shares of common stock outstanding at January 31, 2000:  398,589,389.

                    DOCUMENTS INCORPORATED BY REFERENCE
      Parts of the following documents are incorporated by reference in Parts III and IV of this Form 10-K: (1) Proxy Statement for registrant's 2000 annual meeting, (2) Form 10-Q for period ended June 30, 1987; Form 8-K dated November 20, 1996; Form 8-K dated June 30, 1997, (3) Registration Nos. 33-48089 and 333-30689.
                      This document contains 62 pages.
                 The exhibit index is set forth on page 57.

                   MINNESOTA MINING AND MANUFACTURING COMPANY
                                  FORM 10-K
                      For the Year Ended December 31, 1999
                                   PART I

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

At December 31, 1999, the company employed 70,549 people.

Business Segments
Financial information and other disclosures relating to 3M's six business segments and operations in various geographic areas are provided in the Notes to Consolidated Financial Statements. 3M's six business segments bring together common or related 3M technologies, enhancing the development of innovative products and services and providing for efficient sharing of business resources. These segments have worldwide responsibility for virtually all 3M product lines. Certain small businesses and staff-sponsored products, as well as various corporate assets and unallocated corporate expenses, are not assigned to the segments.

Industrial Markets: Industrial products include a wide variety of coated and nonwoven abrasives, adhesives, pressure-sensitive tapes, and specialty products. Industry-specialized organizations include distribution and key account management, converter channels, automotive aftermarkets, aerospace, marine and recreational vehicles.

Major  product  lines  include  vinyl, polyester,  foil  and  specialty
industrial tapes and adhesives;   Scotch  brand  masking,  filament and
packaging tapes; packaging equipment; 3M brand VHB brand bonding tapes; conductive, low surface energy, hot melt, spray and structural adhesives; reclosable fasteners; label materials for durable goods; coated, nonwoven and microstructured surface finishing and grinding abrasives; and products for maintaining and repairing vehicles, boats, airplanes and other vehicles.

Transportation, Graphics and Safety Markets: This segment provides reflective sheeting, high-performance graphics, respirators, automotive components, security products and optical films.

In transportation, 3M provides reflective sheetings used on highway signs, vehicle license plates, construction workzone devices, trucks
and   other   vehicles.  Major  commercial  graphic  products   include
equipment, films, inks and related products used to produce graphics for vehicles and signs. The company also sells maintenance-free and reusable respirators. Major automotive products include body side-molding and trim; functional and decorative graphics; corrosion-resistant and abrasion-resistant films; tapes for attaching nameplates, trim and moldings; and fasteners for attaching interior panels and carpeting. Safety and security products include reflective materials that are widely used on apparel, footwear and accessories, enhancing visibility in low-light situations. Optical products include brightness enhancement films for electronic displays. Other products include spill-control sorbents, Thinsulate brand and Lite Loft brand Insulations, traffic control devices, electronic surveillance products, and films that protect against counterfeiting. On August 15, 1997, the company sold National Advertising Company, an outdoor and mall advertising subsidiary that was part of this segment.

Health Care Markets: Major product categories include skin health, medical/surgical supplies, infection prevention, microbiology, health care information systems, pharmaceuticals, drug delivery systems, dental products and closures for disposable diapers.

In skin health, 3M is a supplier of medical tapes, dressings and wound closures. In infection prevention, 3M markets a variety of surgical drapes, masks and preps, as well as sterilization assurance equipment. 3M also provides microbiology products, which make it faster and easier for food processors to test for microbiological quality of food. In health information systems, 3M markets computer software for hospital coding and data classification, as well as related consulting services. The health care segment also provides medical supplies and some devices, including orthopedic casting materials, electrodes and stethoscopes.

This segment also serves the pharmaceutical and dental markets, as well as manufacturers of disposable diapers. Among ethical pharmaceuticals are immune response modifiers, and respiratory and women's health products. Other products include drug-delivery systems, such as metered-dose inhalers, transdermal skin patches and related components. Dental products include restoratives, adhesives, finishing and polishing products, crowns, impression material, preventive sealants, professional tooth whitening, prophylaxis and orthodontic appliances. Other products include tape closures for disposable diapers, and reclosable fastening systems and other diaper components that help diapers fit better. In the second quarter of 1999, the company sold the assets of its cardiovascular systems business.

Consumer  and  Office  Markets:   Major consumer  and  office  products
include Scotch brand tapes; Post-it brand Note products, such as flags, memo pads, labels, pop-up notes and dispensers; home care products, including Scotch-Brite brand Scouring, Sponge and High Performance Products, O-Cel-O brand Sponges and Scotchgard brand Fabric Protectors; energy control products; nonwoven abrasive materials for floor maintenance and commercial cleaning; floor matting; and home improvement products,
including   surface-preparation  and  wood-finishing   materials,   and
Filtrete brand Filters for furnaces and air conditioners. Visual communication products serve the world's office and education markets with overhead projectors and transparency films, plus equipment and materials for electronic and multimedia presentations.

Electro   and   Communications  Markets:   This  segment   serves   the
electronic, telecommunications and electrical markets. Major electronic and electrical products include packaging and interconnection devices; insulating materials, including pressure-sensitive tapes and resins; and related items. These products are used extensively by manufacturers of electronic and electrical equipment, as well as in the construction and maintenance segments of the electric utility, telephone and other industries. 3M brand Microflex Circuits utilize electronic packaging and interconnection technology, providing more connections in less space, and are used in inkjet print cartridges, cell phones and other
electronic  devices.   Telecommunications products  serve  the  world's
telephone  companies with a wide array of products for fiber-optic  and
copper-based   telephone  systems.   These  include   many   innovative
connecting, closure and splicing systems; maintenance products; and test equipment.

Specialty   Material  Markets:   Major  specialty   materials   include
protective materials for furniture, fabrics and paper products; firefighting agents; fluoroelastomers for seals, tubes and gaskets in engines; engineering fluids; and high-performance fluids used in the manufacture of computer chips, and for electronic cooling and lubricating of computer hard disk drives. Other products include natural and color-coated mineral granules for asphalt shingles. In December, 1999, 3M finalized the acquisition of the outstanding minority interest in Dyneon LLC.

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

Distribution
3M   products   are  sold  directly  to  users  and  through   numerous
wholesalers,  retailers, jobbers, distributors and dealers  in  a  wide
variety  of  trades  in  many countries around the  world.   Management
believes that the confidence of wholesalers, retailers, jobbers, distributors and dealers in 3M and its products, developed through long association with skilled marketing and sales representatives, has contributed significantly to 3M's position in the marketplace and to its growth. 3M has 230 sales offices and distribution centers worldwide, including nine major branch offices located in principal cities throughout the United States.
3M operates 26 sales offices and distribution centers in the United States. Internationally, 3M has 204 sales offices and distribution centers.

Research, Patents and Raw Materials
Research and product development constitute an important part of 3M's activities. Products resulting from research and development have been a major driver of 3M's growth. Research, development and related expenses totaled $1.038 billion, $1.016 billion and $1.002 billion in 1999, 1998 and 1997, respectively. Research and development, covering basic scientific research and the application of scientific advances to the development of new and improved products and their uses, totaled $688 million, $648 million and $634 million in 1999, 1998 and 1997, respectively. Related expenses primarily include technical support provided by the laboratory for existing products.

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

The company experienced no significant or unusual problems in the purchase of raw materials during 1999. It is impossible to predict future shortages of raw materials or the impact such shortages would have.

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

Executive Officers (continued)
                                                          Year Elected
                                                          to Present
Name                   Age    Present Position            Position     Other Positions Held During 1995-2000
Livio D. DeSimone       63    Chairman of the Board       1991
                              and Chief Executive Officer

Harry C. Andrews        56    Executive Vice President,   1999         Vice President, Corporate Enterprise
                              Electro and Communications                Development, 1996-1999
                              Markets                                  Managing Director, Southern Europe
                                                                        Region, 1996
                                                                       Managing Director, 3M Italy,
                                                                        1993-1996

Ronald O. Baukol        62    Executive Vice President,   1995         Vice President, Asia Pacific,
                              International Operations                  Canada and Latin America, 1994-1995

John W. Benson          55    Executive Vice President,   1998         Group Vice President, Industrial
                              Health Care Markets                       Markets Group, 1996-1997
                                                                       Group Vice President, Abrasive,
                                                                        Chemical and Film Products Group, 1995
                                                                       Division Vice President, Abrasive
                                                                        Systems Division, 1995
                                                                       Managing Director, 3M United Kingdom PLC,
                                                                        and Managing Director, 3M Ireland Ltd.,
                                                                        1992-1995

Robert J. Burgstahler   55    Vice President, Finance     2000         President and General Manager,
                              and Administrative                        3M Canada, 1998-2000
                              Services                                 Staff Vice President, Taxes, 1995-1998
                                                                       Executive Director, Taxes, 1994-1995

William E. Coyne        63    Senior Vice President,      1996         Vice President, Research and
                              Research and Development                  Development, 1994-1995

M. Kay Grenz            53    Vice President,             1998         Staff Vice President, Human Resources
                              Human Resources                           Consulting and Resource Services,
                                                                        1996-1998
                                                                       Staff Vice President, Human Resources
                                                                        Corporate Services, 1992-1996

Charles E. Kiester      63    Senior Vice President,      1999         Senior Vice President, Engineering,
                              Engineering, Manufacturing                Quality and Manufacturing Services,
                              and Logistics                             1993-1999

Moe S. Nozari           57    Executive Vice President,   1999         Group Vice President, Consumer and
                              Consumer and Office Markets               Office Markets Group, 1996-1999
                                                                       Division Vice President, Consumer
                                                                        Markets, 1993-1996

David W. Powell         58    Vice President, Marketing   1999         Division Vice President, Stationery
                                                                        and Office Supplies Division,
                                                                        1996-1999
                                                                       Division Vice President, Commerical
                                                                        Office Supply Division, 1996
                                                                       Marketing Director, 3M France, 1995-1996
                                                                       Managing Director and CEO, 3M Australia
                                                                        Pty., Ltd. And Managing Director,
                                                                        Australia/New Zealand Region, 1993-1995


Executive Officers (continued)
                                                          Year Elected
                                                          to Present
Name                   Age   Present Position             Position     Other Positions Held During 1995-2000
Charles Reich           57   Executive Vice President,    1999         Group Vice President, Specialty Material
                             Specialty Material Markets                 Markets Group, 1999
                                                                       Group Vice President, Chemical Markets
                                                                        Group, 1998
                                                                       Division Vice President, Occupational
                                                                        Health and Environmental Safety
                                                                        Division, 1997-1998
                                                                       Division Vice President, Dental Products
                                                                        Division, 1990-1997

Raymond C. Richelsen    58   Executive Vice President,    1999         Executive Vice President, Transportation,
                             Transportation, Graphics and               Safety and Specialty Material Markets,
                             Safety Markets                             1999
                                                                       Executive Vice President, Transportation,
                                                                        Safety and Chemical Markets, 1998
                                                                       Group Vice President, Traffic and
                                                                        Personal Safety Markets Group, 1997
                                                                       Vice President and General Manager,
                                                                        National Advertising Company and
                                                                        Media Networks, Inc., 1996
                                                                       Group Vice President, Audio and
                                                                        Video Products Group, 1995-1996
                                                                       Group Vice President, Memory
                                                                        Technologies Group, 1991-1995

John J. Ursu            60   Senior Vice President,       1997         Vice President, Legal Affairs and
                             Legal Affairs and                          General Counsel, 1993-1996
                             General Counsel

Harold J. Wiens         53   Executive Vice President,    1999         Executive Vice President, Industrial
                             Industrial Markets                         and Electro Markets, 1999
                                                                       Executive Vice President, Industrial
                                                                        and Consumer Markets, 1998-1999
                                                                       Executive Vice President, Sumitomo
                                                                        3M Limited, 1995-1997
                                                                       Division Vice President, Data Storage
                                                                        Tape Technology Division, 1994-1995


Item 2. Properties.

3M's general offices, corporate research laboratories, some division laboratories and certain manufacturing facilities are located in St. Paul, Minnesota. In the United States, 3M has 26 sales offices and distribution centers in 19 states and operates 58 manufacturing facilities in 24 states. Internationally, 3M has 204 sales offices and distribution centers. The company operates 78 manufacturing and converting facilities in 39 countries outside the United States.

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

In one such matter, LePage's Incorporated filed a lawsuit against the company in June 1997 in the United States District Court for the Eastern District of Pennsylvania alleging that certain marketing practices of the company violated antitrust laws. On October 8, 1999, the jury awarded LePage's damages of $22.8 million, which will be automatically trebled under the law. The company recorded a pre-tax charge of $73 million in the third quarter of 1999 related to the adverse jury verdict and attorneys' fees and costs. However, the recognition of this liability does not change the company's belief that the jury verdict will be ultimately overturned.

There can be no certainty that the company may not ultimately incur charges, whether for governmental proceedings and claims, products liability claims, environmental proceedings or other actions, in excess of presently established accruals. While such future charges could have a material adverse impact on the company's net income in the quarterly period in which they are recorded, the company believes that such additional charges, if any, would not have a material adverse effect on the consolidated financial position, annual results of operations, or cash flows of the company. (NOTE: The preceding sentence applies to all legal proceedings involving the company except breast implant litigation, which is discussed separately in the next section).

Breast Implant Litigation

As of December 31, 1999, the company had been named as a defendant, often with multiple co-defendants, in 3,671 lawsuits and 56 claims in various courts, all seeking damages for personal injuries from allegedly defective breast implants. These claims and lawsuits purport to represent 12,210 individual claimants. It is not yet certain how many of these lawsuits and claims involve products manufactured and sold by the company, as opposed to other manufacturers, or how many of these lawsuits and claims involve individuals who accepted benefits under the Revised Settlement Program (defined later). The company has confirmed that approximately 540 of the above individual claimants have opted out of the class action and have 3M implants. The company entered the business of manufacturing breast implants in 1977 by purchasing McGhan Medical Corporation. In 1984, the company sold the business to a corporation that also was named McGhan Medical Corporation.

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

The Revised Settlement Program includes domestic class members with implants manufactured by certain manufacturer defendants, including Baxter International, Bristol-Myers Squibb Company, the company and McGhan Medical Corporation. The company's obligations under the Revised Settlement Program are limited to eligible claimants with implants manufactured by the company or its predecessors ("3M implants") or manufactured only by McGhan Medical Corporation after its divestiture from the company on August 3, 1984 ("Post 8/84 McGhan implants"). With respect to claimants with only Post 8/84 McGhan implants (or only Post 8/84 McGhan implants plus certain other manufacturers' implants), the benefits are more limited than for claimants with 3M implants. Post 8/84 McGhan implant benefits are payable in fixed shares by the company, Union Carbide Corporation and McGhan Medical Corporation. McGhan Medical Corporation has defaulted on its fixed share obligation (which does not affect 3M's obligation to pay its share) and mandatory class action status has been granted.

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

Eligible participants with 3M implants who did not file current claims but are able to satisfy the more restrictive disease and severity criteria during an ongoing period of 15 years will be eligible for the Long-Term Benefits, subject to certain funding limitations. Such participants also will be eligible for an advance payment of $1,000 upon proof of having 3M implants and upon waiving or not timely exercising the right to opt out of the Revised Settlement Program or, as an elective option which expired on June 15, 1999, a payment of $3,500 in full settlement of all breast implant claims including any claim for Long-Term Benefits under the Revised Settlement Program. Benefit levels for eligible participants who are not current claimants and have only Post 8/84 McGhan implants (or only Post 8/84 McGhan implants plus certain other manufacturers' implants) will range from $10,000 to $50,000.

On June 10, 1998, the Court approved the terms of a settlement program offered by Baxter International, Bristol-Myers Squibb Company and the company to eligible foreign implant recipients (the "Foreign Settlement Program"). Notices and claim forms were mailed on June 15, 1998. Benefits to eligible foreign claimants range from $3,500 to $50,000.

As of the date of this filing, the company believes that approximately 90 percent of the registrants, including those claimants who filed current claims, have elected to participate in the Revised Settlement Program. It is still unknown as to what disease criteria all claimants have satisfied, and what options they have chosen. As a result, the total amount and timing of the company's prospective payments under the Revised Settlement Program cannot be determined with precision at this time. As of December 31, 1999, the company has paid $289 million into the court-administered fund as a reserve against costs of claims payable by the company under the Revised Settlement Program (including a $5 million administrative assessment). Additional payments will be made as necessary. Payments to date have been consistent with the company's estimates of the total liability for these claims.

In the first quarter of 1994, the company took a pre-tax charge of $35 million ($22 million after tax) in recognition of its best estimate at the time of its probable liabilities and associated expenses, net of the probable amount of insurance recoverable from its carriers. In the third quarter of 1999, the company increased its estimate of the probable liabilities and associated expenses to approximately $1.2 billion, with an offsetting increase in the probable amount of insurance recoveries. This amount represents the company's current best estimate of the amount to cover the cost and expense of the Revised Settlement Program and the cost and expense of resolving opt-out claims and recovering insurance proceeds. After subtracting payments of $1.114 billion as of December 31, 1999, for defense and other costs and settlements with litigants and claimants, the company had accrued liabilities of $86 million.

The company has substantial primary and excess products liability occurrence insurance coverage and claims-made products liability insurance coverage, which it believes provides coverage for substantially all of its current exposure for breast implant claims and defense costs. Most insurers have alleged reservations of rights to deny all or part of the coverage for differing reasons, including each insurer's obligations in relation to the other insurers (i.e., allocation) and which claims trigger both the various occurrence and claims-made insurance policies. Some insurers have resolved and paid, or committed to, their policy obligations. The company believes the failure of many insurers to voluntarily perform as promised subjects them to the company's claims for excess liability and damages for breach of the insurers' obligation of good faith.

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

The insurers that are parties to these actions generally acknowledge that they issued products liability insurance to the company and that breast implant claims are products liability claims. The trial in Minnesota to resolve the company's insurance coverage and the financial responsibility of occurrence insurers for breast implant claims and defense costs began on June 4, 1996, and is continuing in phases. A phase III jury trial on the company's claim of breach and consequential damages and insurer defenses to coverage began on October 25, 1999, and is expected to continue through February 2000, at which time a verdict is expected.

In mid-October 1995, the occurrence insurers that are parties to the litigation in Minnesota filed more than 30 motions for summary judgment or partial summary judgment. The insurers, through these motions, attempted to shift all or a portion of the responsibility for those claims the company believes fall within the period of occurrence-based coverage (before 1986)
into the period of claims-made  coverage  (from and  after  January  1,
1986). The trial court  denied  the  insurers'motions, ruling that the key issues of trigger and allocation raised in these motions would be resolved at trial. In the trial's first phase in 1996, the court granted
3M partial declaratory judgment on the question of when insurance coverage is "triggered." The court also granted the insurers' motion for partial declaratory judgment on the question of the allocation method to be applied in the case. In July 1997, the trial court ruled further on the trigger issue and on the general allocation method. That ruling was consistent with and further supported the company's opinion as stated in the following paragraph. In November 1997, upon reconsideration, the court reversed a portion of its July ruling and reinstated a portion of its previous ruling. The company believed that conflicting rulings existed that needed to be clarified by the court and reconciled with applicable law. Motions to clarify the allocation methodology of triggered policies under these rulings were filed and have been ruled
upon by the Court.   While  the Court  clarified certain aspects of these
rulings, it also ruled that there would be no allocation from and after January 1, 1986. This ruling is consistent with the company's position on the allocation issue.

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

As of December 31, 1999, the company had accrued receivables for insurance recoveries of $622 million, substantially all of which is contested by the insurance carriers. During the first quarter of 1999, the company executed a settlement agreement with its lead occurrence underwriter. Payments of settlement dollars of this and other agreements were received in 1999. Various factors could affect the timing and amount of proceeds to be received under the company's various insurance policies, including (i) the timing of payments made in settlement of claims; (ii) the outcome of occurrence insurance litigation in the courts of Minnesota (as discussed earlier) and Texas;
(iii) potential arbitration with claims-made insurers; (iv) delays in payment by insurers; and (v) the extent to which insurers may become insolvent in the future. There can be no absolute assurance that the company will collect all amounts accrued as being probable of recovery from its insurers.

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

The company cannot determine the impact of these potential developments on the current estimate of probable liabilities (including associated expenses) and the probable amount of insurance recoveries. Accordingly, the company is not able to estimate its possible future liabilities and recoveries beyond the current estimates of probable amounts. As new developments occur, these estimates may be revised, or additional charges may be necessary to reflect the impact of these developments on the costs to the company of resolving breast implant litigation, claims and insurance recoveries. Such revisions or additional future charges could have a material adverse impact on the company's net income in the quarterly period in which they are recorded. Although the company considers it unlikely, such revisions or additional future charges could also have a material adverse effect on the consolidated financial position, annual results of operations, or cash flows of the company.

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

Environmental Matters

The company is involved in a number of environmental proceedings by governmental agencies and by private parties asserting liability for past waste disposal and other alleged environmental damage. The company conducts ongoing investigations, assisted by environmental consultants, to determine accruals for the probable, estimable costs of remediation. The remediation accruals are reviewed each quarter and changes are made as appropriate.

Item 4. Submission of Matters to a Vote of Security Holders.

None in the quarter ended December 31, 1999.

                                    Part II

Item  5. Market Price of 3M's Common Stock and Related Security  Holder
Matters.

At January 31, 2000, there were 132,877 shareholders of record. 3M's stock is listed on the New York, Pacific, Chicago and Swiss stock exchanges. Stock price comparisons are provided in the Quarterly Data section in the Notes to Consolidated Financial Statements.

Item 6. Selected Financial Data.

(Dollars in millions, except per-share amounts)
Years ended December 31:             1999     1998     1997     1996     1995
Net sales........................ $15,659  $15,021  $15,070  $14,236  $13,460
Income from continuing operations...1,763*   1,213*   2,121*   1,516    1,306**
Per share of common stock:
Continuing operations - basic........4.39*    3.01*    5.14*    3.63     3.11**
Continuing operations - diluted......4.34*    2.97*    5.06*    3.59     3.09**
Cash dividends declared and paid..$  2.24  $  2.20  $  2.12  $  1.92  $  1.88
At December 31:
 Total assets  ...................$13,896  $14,153  $13,238  $13,364  $14,183**
 Long-term debt (excluding portion due
  within one year)..................1,480    1,614    1,015      851    1,203

<F1>
*As discussed in the Notes to Consolidated Financial Statements, 1999 includes a net gain of $100 million ($52 million after tax), or 13 cents per diluted share, relating to gains on divestitures, litigation expense, an investment valuation adjustment, and a change in estimate that reduced the 1998 restructuring charge. 1998 includes a restructuring charge of $493 million ($313 million after tax), or 77 cents per diluted share. 1997 includes a gain of $803 million ($495 million after tax), or $1.18 per diluted share, on the sale of National Advertising Company.
<F2>
**1995 includes a restructuring charge of $79 million ($52 million after tax), or 12 cents per diluted share. 1995 total assets include net assets of discontinued operations.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Operating Results
Sales:   Sales  in 1999 totaled $15.659 billion, compared with  $15.021 billion in 1998 and $15.070 billion in 1997. In 1999, volume grew 5 percent, with the stronger U.S. dollar reducing sales by about 1 percent. In 1998, local currency growth was offset by the stronger U.S. dollar.

In the United States, sales in 1999 totaled $7.478 billion, up 3 percent (up about 4 percent adjusted for acquisitions and divestitures). In 1998, sales rose about 2 percent adjusted for the 1997 sale of the outdoor advertising business.

Internationally, sales totaled $8.181 billion, up 5 percent from 1998. International volume increased 7 percent and selling prices were up 1 percent. The stronger U.S. dollar reduced international sales by 3 percent. In 1998, flat sales reflected negative currency effects and a difficult economic backdrop in Japan and many developing countries.

Components of Sales Change
                          1999                           1998
                   U.S.     Intl.    W.W.       U.S.     Intl.     W.W.
Volume              4%       7%       5%         0%       4%        2%
Price              (1)       1        0          0        2         1
Translation         -       (3)      (1)         -       (6)       (3)
  Total             3%       5%       4%         0%       0%        0%

Non-recurring items: Non-recurring items in 1999 include a net gain of $147 million ($81 million after tax) related to gains on the divestitures of Eastern Heights Bank and certain health care businesses, net of an investment valuation adjustment. 1999 also includes a charge of $73 million ($46 million after tax) relating to an adverse jury verdict and legal fees associated with a lawsuit filed by LePage's, Inc. 3M believes the jury's decision ultimately will be overturned, but that it is prudent to recognize a liability at this time. This combined pre-tax gain of $74 million is recorded as a reduction of selling, general and administrative expenses. In the third quarter of 1999, the company recorded a change in estimate that reduced the 1998 restructuring charge by $26 million ($17 million after tax).

In 1998, 3M recorded a $493 million ($313 million after tax) restructuring charge. The inventory portion of the restructuring charge was recorded in cost of goods sold. Details are discussed in the Notes to Consolidated Financial Statements. In 1998, the company also refinanced debt relating to its Employee Stock Ownership Plan, replacing the debt with a new bond that carries a significantly lower interest rate. This resulted in a $38 million after-tax charge, or 9 cents per diluted share. This is reported as an extraordinary loss from early extinguishment of debt.

In  1997,  the  company realized a gain of $803 million  ($495  million
after  tax)  on  the  sale of National Advertising  Company.   This  is
discussed in the Notes to Consolidated Financial Statements.

The following table shows amounts for non-recurring items in 1999, 1998 and 1997, and totals excluding these items.

Supplemental Consolidated Statement of Income Information
Years ended December 31
                                                       Total (Excluding
(Millions, except         Non-recurring Items        Non-recurring Items)
per-share amounts)      1999     1998     1997      1999     1998     1997
Operating
 income (loss)          $100    $(493)   $  --    $2,856   $2,532   $2,675
Other (income) expense    --       --     (803)       76       87       38
Income (loss) before
 income taxes, minority
 interest and
 extraordinary loss      100     (493)     803     2,780    2,445    2,637
Provision (benefit)
 for income taxes         48     (180)     308       984      865      933
Effective tax rate      47.8%    36.5%    38.4%     35.4%    35.4%    35.4%
Minority interest         --       --       --        85       54       78
Extraordinary loss,
 net of tax               --      (38)      --        --       --       --
Net income (loss)       $ 52    $(351)   $ 495    $1,711   $1,526   $1,626
 Per share - diluted     .13     (.86)    1.18      4.21     3.74     3.88

The following discussion excludes the impact of non-recurring items in all years, except where indicated.

Costs: Cost of goods sold was 56.6 percent of sales, down 1.3 percentage points from 1998. In 1999, gross margins benefited from solid volume gains and the company's restructuring actions. In both 1999 and 1998, gross margins benefited from slightly lower raw material costs, but were negatively affected by the stronger U.S. dollar. Cost of goods sold includes manufacturing; research, development and related expenses; and engineering expenses.

Selling, general and administrative expenses were 25.2 percent of sales in both 1999 and 1998, and 25.3 percent in 1997. In 1999, this spending benefited from accelerated sales growth and productivity gains related to restructuring actions, offset by increased investments in advertising and other areas. In 1998, tight expense controls had a positive effect on SG&A spending.

(Percent of sales)                             1999      1998      1997
Cost of goods sold                             56.6      57.9      57.0
Selling, general and administrative expenses   25.2      25.2      25.3
Operating income                               18.2      16.9      17.7

Operating income: Operating income totaled $2.856 billion, up 12.9 percent from 1998. Operating income was 18.2 percent of sales, up from
16.9 percent in 1998 and 17.7 percent in 1997. In 1999, good unit volume growth and solid productivity gains helped results. During 1998, economic contractions in many international markets, softness in a few key U.S. markets and negative currency
effects  impacted  operating profit  margins.   The company estimates
that currency effects reduced operating income slightly in 1999 and by about $235 million in 1998.

In the United States, operating income increased 1 percent and profit margins were down four-tenths of a percentage point. In 1998, operating income decreased 8 percent and profit margins were down 1.4 percentage points.

Internationally, operating income increased 23 percent and profit margins increased by 3 percentage points. In 1998, operating income decreased about 3 percent and profit margins declined by four-tenths of a percentage point. Currency effects in 1998 reduced international profits by 17 percent and profit margins by 1.8 percentage points.

Other income and expense: Interest expense was $109 million, compared with $139 million in 1998 and $94 million in 1997. The 1999 decrease reflected lower debt balances due to increased operating cash flow and reduced capital expenditures. The 1998 increase reflected the company's strategy to lower its cost of capital by moderately increasing financial leverage.

Investment and other income was $33 million, compared with $42 million in 1998 and $56 million in 1997, with the decline due to lower interest income.

Provision for income taxes: The worldwide effective income tax rate was 35.4 percent in 1999, 1998 and 1997. Including non-recurring items, 3M's effective tax rate was 35.8 percent in 1999, compared with 35.1 percent in 1998 and 36.1 percent in 1997.

Minority interest: Minority interest was $85 million, compared with $54 million in 1998 and $78 million in 1997. Minority interest represents the elimination of the non-3M ownership interests, primarily in Sumitomo 3M Limited and Dyneon LLC. These companies' results are fully consolidated in 3M's financial statements, and then partially eliminated on the minority interest line to reflect 3M's net position. The 1999 increase in minority interest was driven by higher profits in these companies, while the 1998 decrease was driven by lower profits. In December 1999, 3M finalized the acquisition of the outstanding minority interest in Dyneon LLC. This acquisition is discussed in the Notes to Consolidated Financial Statements.

Net income: Net income totaled $1.711 billion, or $4.21 per diluted share, compared with $1.526 billion, or $3.74 per diluted share, in 1998, and $1.626 billion, or $3.88 per diluted share, in 1997. Per-share income was up 12.6 percent in 1999 after decreasing 3.6 percent in 1998.

In 1999, 1998 and 1997, changes in the value of the U.S. dollar reduced net income by an estimated $23 million, $141 million and $112 million, respectively. On a per-share basis, currency effects reduced net income by 6 cents per share, 35 cents per share and 27 cents per share for 1999, 1998 and 1997, respectively. These estimates include the effect of translating profits from local currencies into U.S. dollars; the impact of currency fluctuations on the value of goods transferred between 3M operations in the United States and abroad; and transaction gains and losses in countries not considered to be highly inflationary.

Other indices: Economic profit totaled $855 million, up from $604 million in 1998 and $720 million in 1997. Return on invested capital was 18.6 percent in 1999, 15.9 percent in 1998 and 18.0 percent in 1997. Both economic profit and return on invested capital exclude the impact of non-recurring items. Economic profit equals after-tax operating income less a charge for operating capital employed in 3M's businesses. Return on invested capital is after-tax operating income divided by average operating capital.

At December 31, 1999, employment totaled 70,549 people, a decrease of about 3,000 from year-end 1998, and down more than 5,000 from mid-1998. The decline was due both to the company's restructuring actions and attrition. Sales per employee in local currencies increased about 10 percent in 1999, following a 3 percent increase in 1998. From 1994 through 1997, 3M's productivity increased an average of about 9 percent a year.

Performance by Business Segment
Disclosures relating to 3M's six business segments are provided in this Form 10-K, Item 1, Business Segments. Financial information and other disclosures, including discussion about non-recurring items, are provided in the Notes to Consolidated Financial Statements.

Industrial Markets (22 percent of consolidated sales):
Sales totaled $3.394 billion, up 1.0 percent from 1998. Operating income increased 9.3 percent to $613 million. Operating income was 18.1 percent of sales, compared with 16.7 percent in 1998. Results were
driven   by   improved   manufacturing  efficiency   and   other   cost
improvements.

This market continued to broaden its product offerings in 1999 with the
introduction   of   advanced  adhesives,  tapes   and   abrasives   for
electronics,  transportation and other industries.  Sales coverage  was
expanded  both in the United  States  and  internationally,   including
China and Eastern Europe. E-commerce capabilities also were expanded, including a new Internet site for professional woodworkers that provides information about a range of 3M products and access to an online store. This market also formed joint ventures to further expand its line of packaging systems while also enhancing competitiveness. New business
organizations  were established   to   maximize   opportunities   for
superabrasive and microfinishing products, and for 3M products serving the aerospace/aircraft maintenance and appliance markets.

This market expects solid profit growth again in 2000, driven by new products, key-account efforts, entry into fast-growing markets, and continued operational efficiencies. Important new products such as Scotch brand Automotive Refinish Masking Tape 233+ and 3M brand Perfect-It brand III Paint Finishing System should bolster its position in the automotive aftermarket. 3M Trizact brand Abrasives, used for fine finishing of metals, are entering high-tech markets for semiconductor
wafer planarization and  glass memory disk polishing.   New  films  and
adhesives improve  the performance   and   reliability   of  electronic
products. In the transportation and construction industries, proprietary 3M adhesives and tapes simplify the assembly of plastics and metals by eliminating rivets, screws and bolts.

Transportation, Graphics and Safety Markets (21 percent of consolidated sales):
Sales totaled $3.228 billion, up 6.9 percent from 1998. Operating income increased 27.7 percent to $679 million. Operating income was
21.0 percent of sales, compared with 17.6 percent in 1998. Results in 1999 were driven by solid international sales growth, important new products and aggressive cost control initiatives.

In 1999, this market experienced sharp increases in demand for optical films that make displays brighter for computers and other electronic devices. Significant growth was also achieved in products that serve the digital printing industry, automotive products, and in products that make traffic signs more visible, such as 3M brand Scotchlite brand Diamond Grade brand Fluorescent Sheeting. This market forged an e-business initiative with VerticalNet, Inc., a premier electronic publisher and creator of market-oriented web communities, which will provide industrial health and safety customers an online marketplace for 3M products and information.

In 2000, this market expects to sustain solid growth through innovative new products, improving international economies and continued operational efficiencies. In the United States, sales of reflective sheeting should continue to accelerate due to a new line of fluorescent materials and increased government expenditures to repair and upgrade America's roadways. Internationally, where this market derives about 60 percent of its sales, improving economic conditions should aid growth, especially in safety and graphics. This market also expects another strong year in brightness enhancement films.

Health Care Markets (20 percent of consolidated sales):
Sales totaled $3.118 billion, up 1.0 percent from 1998 (up more than 4 percent adjusted for divestitures). In 1999, operating income included gains of $62 million related to divestitures of certain businesses. Excluding these gains, operating income increased 9.2 percent to $623 million, and was 20.0 percent of sales, compared with 18.5 percent in 1998. Results in 1999 were helped by portfolio adjustments in medical businesses to concentrate on core businesses and growth opportunities.

In 1999, this market introduced new products on a global basis, providing entry into new segments of skin health, infection prevention, dental and pharmaceutical markets. Aldara brand (imiquimod) cream, the first in a new family of 3M immune response modifier compounds, was
launched  in   many   international   countries  with   results   that
exceeded  expectations.   Health  Information  Systems'  position  was
strengthened in the fast-growing information technology market through new products and customers, international growth and new consulting services.

In 2000, this market will focus on growing its core businesses, while maintaining close attention to costs. New products will remain an important source of growth, particularly Aldara brand (imiquimod) cream; gauze, tapes and bandages for the consumer market; and oil-absorbing microporous cosmetic sheets for face oil removal. 3M's dental business
should  continue to grow through new products  and   entry   into   new
segments,  as  well  as  through  strengthened
e-commerce focus. This market anticipates excellent gains in health information systems and is significantly accelerating investments to move new indications for its immune response modifier compounds through
clinical   studies,  as  well  as  to  step  up  research  efforts   in
bioanalytics.

Consumer and Office Markets (17 percent of consolidated sales):
Sales  totaled  $2.688  billion, up 2.9 percent from  1998.   Operating
income increased 2.6 percent to $408 million. Operating income was 15.2 percent of sales in both 1999 and 1998.

This market continued to bring new-to-the-world products into the marketplace. For example, the new Scotch-Brite brand High Performance Cloth uses unique microfibers to wipe up dust, oils and water all at the
same time.   This market also extended well-known brands with products
such as new Post-it brand Pop-up Notes and dispensers, translucent Post-it brand Note organizers, Scotch brand Pop-up Magic brand Tape for the office market, and O-Cel-O brand Sponges in fun designs and vibrant colors.

This market anticipates solid growth in 2000, led by innovative new products, strong alliances with customers, and increased advertising and merchandising efforts. The Scotch-Brite brand High Performance Cloth is expected to provide strong sales gains in Europe and the United States, with rollouts planned in Asia and Latin America. New varieties of Post-it brand Flags and Scotch brand Pop-up Tape also are expected to drive global growth. This segment continues to help customers with state-of-the-art co-managed inventory and e-commerce capabilities. Internationally, our new manufacturing facility in Shanghai, China, will supply Scotch-Brite brand Sponges and Scouring Products and Nomad brand Floor Matting throughout Asia.

Electro and Communications Markets (13 percent of consolidated sales):
Sales totaled $2.014 billion, up 15.7 percent from 1998 (up about 12 percent after adjusting for acquisitions). Operating income increased
54.3 percent to $406 million. Operating income was 20.1 percent of sales, compared with 15.1 percent in 1998. Results were strong both in the United States and internationally.

This market experienced continued robust demand for 3M brand Microflex Circuits in inkjet print cartridges. In telecommunications, this market strengthened its position in the outside-plant segment through successful integration of the PSI Telecom acquisition, and it continued to penetrate the on-premise market segment of data communications with the 3M brand Volition brand Fiber Optic Cabling System. Other innovative new products include high-performance sockets and test contactors, Super 33+ tape, electrical wire connectors, and corrosion protection materials.

In 2000, this segment expects to grow unit volume through serving several large and fast-growing markets, although price decreases in
this  market  are  expected  to  limit  operating  income  growth.   In
electronics,  sales  should ramp up quickly for new  microflex  circuit applications  in  hard  disk drive assemblies  and  integrated  circuit
packaging.   This  market also is introducing advanced  materials  that
shield   electronic  devices  from  electomagnetic  interference.    In
telecommunications,  3M  is  capitalizing  on  increased   demand   for
established 3M
telecom  products  as  telephone  service   providers refurbish their
copper-based systems to be more competitive with fiber optics and cable. New products include new fiber-based products, such as parallel optical interconnects; specialty optical fibers; and microscopic 3M Bragg Gratings, which allow more information to be transmitted over each fiber. For infrastructure development, new aluminum metal matrix
composites  increase  electrical  power   line  efficiency  and  a
leading-edge additive material improves concrete performance on roads, bridges and other structures.

Specialty Material Markets (7 percent of consolidated sales):
Sales totaled $1.166 billion, up 5.4 percent from 1998. Operating income decreased 3.3 percent to $188 million. Operating income was 16.1 percent of sales, compared with 17.6 percent in 1998. Results in 1999 were impacted by the acquisition of Celanese's minority interest in the Dyneon LLC joint venture and the resulting acquisition-related costs. Dyneon LLC manufactures and markets fluoropolymers for transportation, electronics and other high-growth industries.

This market experienced excellent sales growth in products for the food packaging industry, driven by new applications for oil and grease barriers in convenience food packaging, as well as market share gains in pet food packaging. This market also experienced strong growth in roofing granules, due to expansion of its customer base and strong re-roofing and new construction markets. The economic recovery in Asia helped the electronics and semiconductor manufacturing markets.

This market anticipates solid growth in 2000, driven by new products, expanded applications for existing products and strong alliances with customers. Among important new innovations are high-purity Dyneon brand Fluoropolymers for wire and cable, aerospace and semiconductor processing applications, and 3M brand Specialty Gases, which help semiconductor manufacturers reduce costs, increase efficiency and lower emissions. In Japan and other Asian markets, 3M brand Novec Engineered Fluids should produce strong sales gains as they replace ozone-depleting chlorofluorocarbons and expand into new applications for electronics manufacturing. In Europe and Latin America, specialty additive products for the oil exploration and mining markets should help make oil extraction easier and more efficient. New and improved Scotchgard brand Protectors for home furnishing, flooring and many other markets are also being introduced.

Performance by Geographic Area
Financial information relating to 3M operations in various geographic areas, including discussion of non-recurring items, is provided in the Notes to Consolidated Financial Statements.

United States (48 percent of consolidated sales):
Sales in the United States totaled $7.478 billion, up about 3 percent from 1998. Unit sales increased 4 percent, while selling prices decreased slightly. Operating income, excluding non-recurring items, was up about 1 percent. In 1999, good unit volume growth and solid productivity gains helped results, but increased investments in advertising held back overall profit growth. Operating income was 16.0 percent of sales, down from 16.4 percent in 1998.

Europe and Middle East (24 percent of consolidated sales):
Sales in Europe and the Middle East totaled $3.800 billion, down about 1 percent from 1998. Local-currency sales increased about 5 percent, while currency translation reduced sales by about 6 percent. Operating income was 15.1 percent of sales, up from 13.4 percent in 1998. This margin improvement was driven by good local-currency sales growth, together with streamlining of operations. In 2000, the company expects a pickup in unit sales.

Asia Pacific (18 percent of consolidated sales):
Sales in Asia Pacific totaled $2.887 billion, up about 22 percent from 1998. Unit sales in the Asia Pacific area increased about 13 percent in 1999. Selling prices decreased more than 1 percent, while currency translation increased sales by about 10 percent. Operating income was
26.6 percent of sales, up from 21.6 percent in 1998, led by volume growth and productivity gains. In Japan, home of 3M's largest international company, volume increased about 6 percent. Unit sales in Asia outside Japan increased about 26 percent in 1999. In 2000, the company expects continued solid volume gains in the Asia Pacific area.

Latin America, Canada and Africa (9 percent of consolidated sales):
Sales in Latin America, Canada and Africa combined totaled $1.467 billion, down about 5 percent from 1998. In Latin America, unit sales increased 4 percent. Currency reduced Latin America sales by about 19 percent, with price increases offsetting about one-third of this impact. In Canada, unit sales increased about 5 percent. In Africa, volume decreased about 2 percent. Operating income for Latin America, Canada and Africa was 23.7 percent of sales, up from 22.1 percent in 1998. In 2000, Latin America unit sales are expected to improve.

Financial Condition and Liquidity
3M's financial condition remained strong in 1999, and working capital remained well-controlled. The company's key inventory index was 3.1 months, down about 9 percent from year-end 1998. The accounts receivable index was 61 days, the same as year-end 1998. The current ratio was 1.6, up from 1.5 at the end of 1998.

Total debt was $2.610 billion, down from $3.106 billion at year-end 1998, helped by increased operating cash flow and reduced capital expenditures. Total debt was 29 percent of total capital, compared with 34 percent in 1998. Of debt outstanding at the end of 1999, $359 million represented a guarantee of debt of the 3M Employee Stock Ownership Plan.

Various assets and liabilities, including cash and short-term debt, can fluctuate significantly from month to month depending on short-term liquidity needs. Investments decreased $136 million since year-end 1998, driven by investment decreases of about $350 million related to divestitures, partially offset by increases in the value of marketable equity securities classified as available-for-sale. Divestitures also contributed to the decline in other current liabilities and other liabilities shown on the Consolidated Balance Sheet.

During 1999, cash flows provided by operating activities totaled $3.038 billion, up from $2.374 billion in 1998. The increase in net income, along with good working capital management, drove the improvement. Inventories declined about $190 million, or 9 percent, compared with year-end 1998. Working capital and other changes in 1999 include a $205 million use of cash for the impact of employee termination benefits paid in connection with restructuring activities.

Operating cash flows in 1999 included net inflows of $93 million related to breast implant litigation, compared with net outflows of $255 million in 1998. A decrease in the noncurrent portion of breast implant receivables contributed to the decline in other assets in 1999. Asset impairment charges of $182 million in 1998 represent the write-down of certain assets to net realizable value. In both 1999 and 1998, cash flows benefited from effective asset management.

Purchases of property, plant and equipment totaled $1.039 billion, a decrease of about 27 percent from 1998. This followed increases of 2 percent in 1998 and 27 percent in 1997. These investments are helping to meet global demand for new products and increase manufacturing efficiency.

Cash used for acquisitions of businesses totaled $374 million, $200 million and $8 million in 1999, 1998 and 1997, respectively. 1999 includes about $340 million related to the acquisition of the outstanding minority interest in Dyneon LLC. Acquisitions in 1998 were primarily in the occupational health and safety, and telecommunications areas.

Cash proceeds from the sale of businesses totaled $249 million, $57 million and $1.030 billion in 1999, 1998 and 1997, respectively. The company received cash proceeds in 1999 related to divestitures of Eastern Heights Bank, cardiovascular systems and other health care businesses. In 1997, cash proceeds from the sale of National Advertising Company totaled $1.0 billion, with net after-tax cash proceeds of nearly $700 million. Related to this, 1997 operating cash flows were negatively impacted by $308 million of income taxes paid related to the gain on the sale of National Advertising Company.

Purchases of investments totaled $67 million, $65 million and $32 million in 1999, 1998 and 1997, respectively. These purchases include patents, and equity and cost method investments.

Cash dividends paid to stockholders totaled $901 million, or $2.24 per share. 3M has paid dividends since 1916. In February 2000, the Board of Directors increased the quarterly dividend on 3M common stock to 58 cents per share, equivalent to an annual dividend of $2.32 per share. This marks the 42nd consecutive year of dividend increases.

Repurchases of 3M common stock totaled $825 million in 1999, compared with $618 million in 1998 and $1.693 billion in 1997. Repurchases were made to support employee stock purchase plans and for other corporate purposes. In 1999, a reduction in shares outstanding resulted in a benefit to earnings of 2 cents per diluted share. In 1998, the combination of a reduction in average shares outstanding and higher interest expense resulted in a net benefit to earnings of 3 cents per diluted share. In 1997, net proceeds from the National Advertising Company divestiture were used primarily to repurchase shares.

In November 1999, the Board of Directors authorized the repurchase of up to 12 million of the company's shares. This share repurchase authorization extends through December 31, 2000. Under a preceding authorization, the company purchased about 9 million shares.

The company's strong credit rating provides ready and ample access to funds in global capital markets. At year-end 1999, the company had available short-term lines of credit totaling about $661 million.

Timing  differences between payment of implant liabilities and  receipt
of  related insurance recoveries could affect future cash flows.   This
is discussed in Part I, Item 3, Legal Proceedings, of this Form 10-K.

Future Outlook
3M expects to achieve solid sales and profits in 2000. 3M's focus on growth, productivity and competitiveness will drive results. The company is not able to project what the consequences will be from the dynamic economies around the world. The company is monitoring business conditions closely and is prepared to make adjustments in costs, pricing and investments as appropriate.

3M expects worldwide sales growth in 2000 of 6 to 7 percent in local currencies, excluding potential acquisitions, with volume being the main growth driver. Sales are expected to grow close to 6 percent in the United States. Internationally, the company expects to increase sales in local currencies 7 to 8 percent.

The company expects that selling prices overall will have minimal impact in 2000. Pricing varies by market segment. In the Electro and Communications Markets segment, price decreases are expected to limit operating income growth.

The Telecom Systems division announced on February 1, 2000, its intention to purchase Quante AG, a manufacturer of telecommunications products and systems. The purchase method of accounting will be used. Sales in 1999 were more than $350 million. The transaction is dependent on approval from the European Commission. 3M also is considering other acquisitions in markets such as health care and light management.

The company expects capital spending to total $1.0 billion to $1.1 billion in 2000. The company does not expect a significant change in its tax rate in 2000.

Restructuring charge: To reduce costs and improve productivity, the company initiated a restructuring program in the second half of 1998 to streamline corporate structure, consolidate manufacturing operations and exit certain product lines. As discussed in the restructuring charge section in the Notes to Consolidated Financial Statements, these product lines, discontinued primarily in 1998, had combined annual sales of less than $100 million. In 1999, as part of its restructuring plan, the company also divested Eastern Heights Bank, cardiovascular systems and other health care businesses that together had annual sales of approximately $200 million.

The company recorded a restructuring charge in 1998, and subsequently recorded a change in estimate that reduced the restructuring charge in 1999. As of the end of 1999, the restructuring program was substantially complete. The company experienced a net reduction of about 2,200 positions in the second half of 1998, with a total net reduction of more than 5,000 positions by December 31, 1999. This decline was due to both restructuring actions and attrition. Of the employment reductions, about one-third were in the United States and about one-third were in Europe, with the remainder split about equally between the Asia Pacific geographic area and the Latin America, Africa and Canada geographic area. Each business segment of the company was affected by this restructuring plan.

The restructuring plan is expected to provide annual pre-tax savings of about $250 million upon completion of the plan. The incremental benefit in the year 2000 versus 1999 is expected to be about $60 million, primarily in the first half. If the company does not generate adequate sales growth, normal increases in payroll and other costs will create offsets to the annual savings. Implementation costs associated with this restructuring plan totaled about $30 million in 1999. These costs, which are not included in the restructuring charge, included expenses for relocating employees, inventory and equipment; unfavorable overhead variances; and other expenses.

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

The company enters into forward contracts and swaps to hedge certain intercompany financing transactions, and purchases options to hedge against the effect of exchange rate fluctuations on cash flows denominated in foreign currencies. The company manages interest expense using a mix of fixed, floating and variable rate debt. To help manage borrowing costs, the company may enter into interest rate swaps. Under these arrangements, the company agrees to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated by reference to an agreed-upon notional principal amount. The company manages commodity price risks through negotiated supply contracts, price protection swaps and forward physical contracts.

A  variance/co-variance  value-at-risk  model  was  used  to  test  the
company's  exposure  to  changes in currency and  interest  rates.   An
historical value-at-risk model was used to assess commodity risks. All models used a 95 percent confidence level over a one month time horizon. The Riskmetrics dataset was used for the variance/co-variance
analysis.   Six  years of historical data were used for  the  commodity risk analysis. Both models assessed the risk of loss in market value of outstanding financial instruments and derivatives. Based on a value-at-risk analysis of the company's foreign exchange, interest rate and commodity derivative instruments outstanding at December 31, 1999, probable near-term changes in exchange rates, interest rates or commodity prices would not materially affect the company's consolidated financial position, results of operations or cash flows. However, over a one-year period, exchange rates can significantly impact results. In 1998, currency effects reduced net income by an estimated $141 million, or 35 cents per diluted share.

Year 2000 Update
In November 1996, the company created a corporate-wide Year 2000 project team representing all company business and staff units. The team's objective was to ensure an uninterrupted transition to the year 2000 by assessing, testing and modifying information technology (IT) and non-IT systems (defined below) and date-sensitive company products so that (a) they will perform as intended, regardless of the date (before, during and after December 31, 1999) and (b) dates (before, during and after December 31, 1999, and including February 29, 2000) can be processed with expected results (Year 2000 Compliant). The scope of the Year 2000 compliance effort included (i) IT, such as software and hardware; (ii) non-IT systems or embedded technology, such as microcontrollers contained in various manufacturing and laboratory equipment; environmental and safety systems, facilities and utilities,
(iii) date-sensitive company products; and (iv) the readiness of key third parties, including suppliers and customers, with whom the company has material business relationships.

The company also prepared contingency plans specifying what the company would do if failures occurred in IT and non-IT systems, or if important third parties were not Year 2000 Compliant. The process included identifying and prioritizing risks, assessing the business impact of those risks, creating notification procedures, and preparing written contingency plans for those failures with the greatest risk to the company.

From inception of the company's efforts on the Year 2000 issue through December 31, 1999, the company spent $66.5 million related to the Year 2000 readiness issue. These costs included external consultants, professional advisors, and software and hardware. The company's process for tracking internal costs did not capture all of the costs incurred for each of the teams working on the Year 2000 project. Such internal costs were principally the related payroll costs for its information systems group and other employees working on the Year 2000 project. The company expensed as incurred all costs related to the assessment and remediation of the Year 2000 issue. These costs were funded through operating cash flows.

From December 31, 1999, to January 14, 2000, the company operated global information centers to monitor the company's facilities and operations. No material problems were reported in any of the company's facilities or operations during this period. As of the date of this filing, the company had not experienced any material Year 2000 problems with its IT or non-IT systems or products, nor had the company experienced any material problems with any of its key customers or suppliers.

The Euro Conversion
On January 1, 1999, 11 of the 15 member countries of the European Union
(EU) established fixed conversion rates through the European Central Bank (ECB) between existing local currencies and the euro, the EU's new single currency. The participating countries had agreed to adopt the euro as their common legal currency on that date. From that date, the euro has been traded on currency exchanges and available for noncash transactions.

Local currencies will remain legal tender until December 31, 2001. Goods and services may be paid for with the euro or the local currency under the EU's "no compulsion, no prohibition" principle. If cross-border payments are made in a local currency during this transition period, the amount will be converted into euros and then converted from euros into the second local currency at rates fixed by the ECB. The participating countries will issue new euro-denominated bills and coins for use in cash transactions on about December 31, 2001. By no later than July 1, 2002, participating countries will withdraw all bills and coins denominated in local currencies.

In February 1997, the company created a European Monetary Union (EMU) Steering Committee and project teams representing all company business and staff units in Europe. The objective of these teams is to ensure a smooth transition to EMU for the company and its constituencies. The scope of the teams' efforts includes (i) assessing the euro's impact on the company's business and pricing strategies for customers and suppliers, and (ii) ensuring that the company's business processes and information technology (IT) systems can process transactions in euros and local currencies during the transition period and achieve the conversion of all relevant local currency data to the euro by December 31, 2001, in the participating countries.

The European market contributed 24 percent of consolidated sales and 20 percent of consolidated operating income, excluding non-recurring items, in 1999. The participating countries accounted for 61 percent of the company's sales in the European market in 1999. The company believes that the euro will, over time, increase price competition for the company's products across Europe due to cross-border price transparency. The company also believes that the adverse effects of increased price competition will be offset somewhat by new business opportunities and efficiencies. The company, however, is not able to estimate the net long-term impact of the euro introduction on the company.

The company has made significant investments in IT systems in Europe, and these investments already enable the company to manage customer orders, invoices, payments and accounts in euros and in local currencies according to customer needs. The company anticipates spending approximately $35-50 million to complete the conversion of all its IT systems in Europe to the euro by December 31, 2001. The company is developing appropriate contingency plans so the euro adoption does not jeopardize the company's operations.

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

The company has derivatives outstanding beyond December 31, 1999, in several European currencies. Under the EU's "no compulsion, no prohibition" principle, the outstanding derivative positions will either mature as local currency contracts or convert to euro contracts at no additional economic cost to the company. The company has modified systems to track derivatives in euros. The company believes the impact of the euro introduction on the company's derivative positions will not be material.

Forward-Looking Statements
The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. This Annual Report on Form 10-K contains forward-looking statements, which reflect the company's current views with respect to future events and financial performance.

These forward-looking statements are subject to certain risks and uncertainties, including several identified here that could cause actual results to differ materially from historical results or those anticipated. The words "aim," "believe," "expect," "anticipate," "intend," "estimate," "will," "should," "could" and other expressions that indicate future events and trends identify forward-looking statements.

Actual future results and trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to: the effects of, and changes in, worldwide economic conditions; foreign exchange rates and fluctuations in those rates; the timing and market acceptance of new product offerings; raw materials, including shortages and increases in the costs of key raw materials; and legal proceedings (see discussion of Legal Proceedings in Part I, Item 3 of this Form 10-K).

Item 8. Financial Statements and Supplementary Data.

        Index to Financial Statements
                                                     Reference (pages)
                                                            Form 10-K
Data submitted herewith:
   Report of Independent Auditors ...............................  31

   Consolidated Statement of Income for the years ended
     December 31, 1999, 1998 and 1997 ...........................  32

   Consolidated Balance Sheet at December 31, 1999 and
     1998 .......................................................  33

   Consolidated Statement of Changes in Stockholders'
     Equity and Comprehensive Income for the years ended
     December 31, 1999, 1998 and 1997............................  34

   Consolidated Statement of Cash Flows
     for the years ended December 31,
     1999, 1998 and 1997 ........................................  35

   Notes to Consolidated Financial Statements ................. 36-55

                        Report of Independent Auditors

To the Stockholders and Board of Directors of Minnesota Mining and Manufacturing Company:

In our opinion, the consolidated financial statements as listed in Item 8 of this Form 10-K present fairly, in all material respects, the consolidated financial position of Minnesota Mining and Manufacturing Company and Subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
St. Paul, Minnesota
February 14, 2000

Consolidated Statement of Income

Minnesota Mining and Manufacturing Company and Subsidiaries
Years ended December 31
(Amounts in millions, except per-share amounts)        1999     1998     1997
Net sales                                           $15,659  $15,021  $15,070
Operating expenses
 Cost of goods sold                                   8,852    8,705    8,580
 Restructuring charge - inventory                        --       39       --
  Total cost of goods sold                            8,852    8,744    8,580
 Selling, general and administrative expenses         3,879    3,784    3,815
 Restructuring charge (credit) - other                  (28)     454       --
  Total                                              12,703   12,982   12,395

Operating income                                      2,956    2,039    2,675

Other income and expense
 Interest expense                                       109      139       94
 Investment and other income - net                      (33)     (42)     (56)
 Gain on National Advertising Company divestiture - net  --      (10)    (803)
  Total                                                  76       87     (765)

Income before income taxes,
 minority interest and extraordinary loss             2,880    1,952    3,440
Provision for income taxes                            1,032      685    1,241
Minority interest                                        85       54       78

Income before extraordinary loss                      1,763    1,213    2,121
Extraordinary loss from early extinguishment
 of debt - net of income taxes                           --      (38)      --
    Net income                                      $ 1,763  $ 1,175  $ 2,121

Weighted average common shares outstanding - basic    402.0    403.3    412.7
Earnings per share - basic
  Income before extraordinary loss                  $  4.39  $  3.01  $  5.14
  Extraordinary loss                                     --     (.10)      --
    Net income                                      $  4.39  $  2.91  $  5.14

Weighted average common shares outstanding - diluted  406.5    408.0    418.7
Earnings per share - diluted
 Income before extraordinary loss                   $  4.34  $  2.97  $  5.06
 Extraordinary loss                                      --     (.09)      --
    Net income                                      $  4.34  $  2.88  $  5.06

<F1>
The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

Consolidated Balance Sheet

Minnesota Mining and Manufacturing Company and Subsidiaries
At December 31
(Dollars in millions)                                      1999       1998
Assets
Current assets
  Cash and cash equivalents                             $   387    $   211
  Other securities                                           54        237
  Accounts receivable - net                               2,778      2,666
  Inventories                                             2,030      2,219
  Other current assets                                      817        886
            Total current assets                          6,066      6,219

Investments                                                 487        623
Property, plant and equipment - net                       5,656      5,566
Other assets                                              1,687      1,745
            Total                                       $13,896    $14,153

Liabilities and Stockholders' Equity
Current liabilities
  Short-term debt                                       $ 1,130    $ 1,492
  Accounts payable                                        1,008        868
  Payroll                                                   361        487
  Income taxes                                              464        261
  Other current liabilities                                 856      1,114
            Total current liabilities                     3,819      4,222

Long-term debt                                            1,480      1,614
Other liabilities                                         2,308      2,381

Stockholders' equity - net                                6,289      5,936
  Shares outstanding - 1999: 398,710,817
                       1998: 401,924,248
            Total                                       $13,896    $14,153

<F1>
The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

Consolidated Statement of Changes in
Stockholders' Equity and Comprehensive Income


Minnesota Mining and Manufacturing Company and Subsidiaries
                                                       Common                                 Accumulated
                                                    Stock and                       Unearned       Other
                                                   Capital in                         Compen-     Compre-
(Dollars in millions,                                  Excess    Retained  Treasury   sation     hensive
except per-share amounts)                    Total     of Par    Earnings     Stock     ESOP      Income
Balance at December 31, 1996                $6,284     $296      $8,756    $(2,193)   $(412)     $(163)

Net income                                   2,121                2,121
Cumulative translation adjustment - net       (369)                                               (369)
Debt and equity securities,
  unrealized gain - net                         (7)                                                 (7)
Total comprehensive income                   1,745

Dividends paid ($2.12 per share)              (876)                (876)
Amortization of unearned compensation           33                                       33
Reacquired stock (18.7 million shares)      (1,693)                         (1,693)
Issuances pursuant to stock option
  and benefit plans (6.6 million shares)       433                 (153)       586

      Balance at December 31, 1997          $5,926     $296      $9,848    $(3,300)   $(379)     $(539)

Net income                                   1,175                1,175
Cumulative translation adjustment - net         29                                                  29
Debt and equity securities,
  unrealized gain - net                          2                                                   2
Total comprehensive income                   1,206

Dividends paid ($2.20 per share)              (887)                (887)
Amortization of unearned compensation           29                                       29
Reacquired stock (7.4 million shares)         (618)                           (618)
Issuances pursuant to stock option
  and benefit plans (4.6 million shares)       280                 (156)       436

      Balance at December 31, 1998          $5,936     $296      $9,980    $(3,482)   $(350)     $(508)

Net income                                   1,763                1,763
Cumulative translation adjustment - net       (176)                                               (176)
Minimum pension liability adjustment - net     (30)                                                (30)
Debt and equity securities,
  unrealized gain - net                        126                                                 126
Total comprehensive income                   1,683

Dividends paid ($2.24 per share)              (901)                (901)
Amortization of unearned compensation           23                                       23
Reacquired stock (9.0 million shares)         (825)                           (825)
Issuances pursuant to stock option
  and benefit plans (5.7 million shares)       373                 (101)       474

      Balance at December 31, 1999          $6,289     $296     $10,741    $(3,833)   $(327)     $(588)

<F1>
The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

Consolidated Statement of Cash Flows

Minnesota Mining and Manufacturing Company and Subsidiaries
Years ended December 31                                 1999    1998    1997
(Dollars in millions)
Cash Flows from Operating Activities
Net income                                            $1,763  $1,175  $2,121
Adjustments to reconcile net income
   to net cash provided by operating activities
 Depreciation                                            822     798     800
 Amortization                                             78      68      70
 Asset impairment charges (credits) - restructuring      (31)    182      --
 Implant litigation - net                                 93    (255)     35
 Gain on National Advertising Company divestiture - net   --      (6)   (495)
 Income tax paid relating to divestiture                  --      (4)   (308)
 Discontinued operations                                  --      --    (112)
 Accounts receivable                                    (186)   (160)   (149)
 Inventories                                              96     195    (295)
 Other - net                                             403     381      39
Net cash provided by operating activities              3,038   2,374   1,706

Cash Flows from Investing Activities
Purchases of property, plant and equipment            (1,039) (1,430) (1,406)
Proceeds from sale of property, plant and equipment      108      25      38
Acquisitions of businesses                              (374)   (200)     (8)
Proceeds from sale of businesses                         249      57   1,030
Purchases of investments                                 (67)    (65)    (32)
Proceeds from sale of investments                          9      41      21
Net cash used in investing activities                 (1,114) (1,572)   (357)

Cash Flows from Financing Activities
Change in short-term debt - net                         (164)     55     705
Repayment of long-term debt                             (179)   (129)   (565)
Proceeds from long-term debt                               2     645     337
Purchases of treasury stock                             (825)   (618) (1,693)
Reissuances of treasury stock                            390     292     355
Dividends paid to stockholders                          (901)   (887)   (876)
Distributions to minority interests                      (51)    (96)    (22)
Net cash used in financing activities                 (1,728)   (738) (1,759)

Effect of exchange rate changes on cash                  (20)    (83)     57

Net increase (decrease) in cash and cash equivalents     176     (19)   (353)
Cash and cash equivalents at beginning of year           211     230     583
Cash and cash equivalents at end of year              $  387 $   211  $  230

<F1>
The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

Notes to Consolidated Financial Statements

Significant Accounting Policies
Consolidation: All significant subsidiaries are consolidated. All intercompany transactions are eliminated. As used herein, the term "3M" or "company" refers to Minnesota Mining and Manufacturing Company and subsidiaries unless the context indicates otherwise.

Foreign currency translation: Local currencies generally are considered the functional currencies outside the United States, except in countries treated as highly inflationary. Assets and liabilities for operations in local-currency environments are translated at year-end exchange rates. Income and expense items are translated at average rates of exchange prevailing during the year. Cumulative translation adjustments are recorded as a component of accumulated other comprehensive income in stockholders' equity.

For operations in countries treated as highly inflationary, certain financial statement amounts are translated at historical exchange rates, with all other assets and liabilities translated at year-end exchange rates. These translation adjustments are reflected in income and are not material.

Reclassifications:   Certain  reclassifications  have  been   made   to
December 31, 1998, Consolidated Balance Sheet amounts to conform to the current-year presentation.

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

Other securities and investments: Other securities consist of marketable securities and interest-bearing bank deposits with varied maturity dates. These securities are employed in the company's banking, captive insurance and cash management operations. Investments primarily include debt securities held by captive insurance and banking operations; the cash surrender value of life insurance policies; and real estate and venture capital investments. Unrealized gains and losses relating to other securities and investments classified as available-for-sale are recorded as a component of accumulated other comprehensive income in stockholders' equity. The company's banking operations were divested on June 30, 1999.

Inventories:   Inventories are stated at lower of cost or market,  with
cost generally determined on a first-in, first-out basis.

Other  assets:   Other  assets  include  product  and  other  insurance
receivables, goodwill, patents, other intangibles, deferred income taxes and other noncurrent assets. Goodwill is amortized on a straight-line basis over the periods benefited, ranging from 5 to 40 years. Other intangible items are amortized on a straight-line basis over their estimated economic lives.

Revenue recognition: Revenue is recognized upon shipment of goods to customers and upon performance of services. The company sells a wide range of products to a diversified base of customers around the world and, therefore, believes there is no material concentration of credit risk.

Property, plant and equipment: Depreciation of property, plant and equipment generally is computed using the straight-line method based on estimated useful lives of the assets. Estimated useful lives range from 5 to 40 years for building and improvements and 3 to 20 years for machinery and equipment. Fully depreciated assets are retained in property and accumulated depreciation accounts until removed from service. Upon disposal, assets and related accumulated depreciation are removed from the accounts and the net amount, less proceeds from disposal, is charged or credited to operations.

Advertising and merchandising: These costs are charged to operations in the year incurred.

Derivatives and hedging activities: The company uses interest rate swaps, currency swaps, and forward and option contracts to manage risks generally associated with foreign exchange rate, interest rate and commodity market volatility. All hedging instruments are designated and effective as hedges, in accordance with generally accepted accounting principles. Instruments that do not qualify for hedge accounting are marked to market with changes recognized in current earnings. The company does not hold or issue derivative financial instruments for trading purposes and is not a party to leveraged derivatives.

Realized and unrealized gains and losses for qualifying hedge instruments are deferred until offsetting gains and losses on the underlying transactions are recognized in earnings. These gains and losses generally are recognized either as interest expense over the borrowing period for interest rate and currency swaps; as an adjustment to cost of goods sold for inventory-related hedge transactions; or as a component of accumulated other comprehensive income in stockholders' equity for hedges of net investments in international companies. If the underlying hedged transaction ceases to exist, all changes in fair value of the related derivatives that have not been settled are recognized in earnings. Cash flows attributable to these financial instruments are included with the cash flows of the associated hedged items.

Accounting for stock-based compensation: The company uses the intrinsic value method for the Management Stock Ownership Program
(MSOP). The General Employees' Stock Purchase Plan (GESPP) is considered noncompensatory.

Comprehensive income: Total comprehensive income and the components of accumulated other comprehensive income are presented in the Consolidated Statement of Changes in Stockholders' Equity and Comprehensive Income. Accumulated other comprehensive income is composed of foreign currency translation effects, including hedges of net investments in international companies, minimum pension liability adjustments, and unrealized gains and losses on available-for-sale debt and equity securities.

Earnings per share: The difference in the weighted average shares outstanding for calculating basic and diluted earnings per share is attributable to the assumed exercise of MSOP stock options, if dilutive, and also includes the effect of the assumed exercise of GESPP options for periods through June 30, 1997. Beginning July 1, 1997, GESPP options had no dilutive effect.

New accounting pronouncements: In 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." The company must adopt Statement No. 133 no later than January 1, 2001. The company is reviewing the requirements of this standard. Although the company expects that this standard will not materially affect its financial position or results of operations, it has not yet finalized its determination of the impact of this standard on its consolidated financial statements.

Effective  January 1, 1999, the company adopted Statement  of  Position
(SOP)98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," and SOP 98-5 "Reporting on the Costs of
Start-Up Activities," both issued by the American Institute of Certified Public Accountants. These statements did not have a material effect on the consolidated financial statements because the company's existing accounting policies were generally in compliance.

Restructuring Charge
To reduce costs and improve productivity, the company initiated a restructuring program in the second half of 1998 to streamline corporate structure, consolidate manufacturing operations and exit certain product lines. Related to this, the company recorded a restructuring charge of $493 million ($313 million after tax). A portion of this restructuring charge ($39 million) has been classified as a component of cost of goods sold. In 1999, the company recorded a change in estimate that reduced the restructuring charge by $28 million. The restructuring charge does not include the write-down of goodwill or other intangible assets. As of December 31, 1999, this restructuring program was substantially complete.

Of the total restructuring charge, $275 million relates to employee termination benefits for personnel reductions in each business segment and geographic area of the company and in all major functions. Under the plan, the company terminated 1,225 employees in the second half of 1998 and 3,288 employees in 1999, of whom about one-third were in the United States and two-thirds were abroad. Because certain employees can defer receipt of termination benefits, cash payments lag job eliminations. After subtracting payments of $244 million made through December 31, 1999, the company had a remaining liability of $31 million related to employee termination benefits at year-end, most of which relates to employees already terminated. This amount is classified in current liabilities (payroll) on the Consolidated Balance Sheet.

The company has consolidated or downsized manufacturing operations, including actions in seven locations in the United States, nine in Europe, four in the Asia Pacific area and two in Latin America. As part of the restructuring plan, the company has discontinued product lines that had combined annual sales of less than $100 million and marginal operating income.

The restructuring charge includes $112 million, net of salvage value, for the write-down of assets included in property, plant and equipment. These assets primarily include specialized 3M manufacturing machinery and equipment. Estimated salvage values are based on estimates of proceeds upon sale of certain affected assets.

The restructuring charge also includes $78 million for losses on inventory write-downs and other exit costs. The company has taken an inventory write-down of $39 million, which has been classified as a component of cost of goods sold, for certain product lines that were discontinued primarily in 1998. Other exit costs include $39 million in incremental costs and contractual obligations for items such as leasehold termination payments and other facility exit costs incurred as a direct result of the plan. After subtracting $31 million in payments made through December 31, 1999, the company had a remaining balance of $8 million in other current liabilities for these exit costs at December 31, 1999.

Restructuring           Employee    Write-down of
Information          Termination  Property, Plant
(Millions)              Benefits    and Equipment  Inventory  Other  Total
1998 restructuring charge
 Third quarter              $102             $161        $29    $40   $332
 Fourth quarter              169               --         10     --    179
 Fourth quarter
  change in estimate          --              (18)        --     --    (18)
   Total-year 1998          $271             $143        $39    $40   $493
 1999 change in estimate       4              (31)        --     (1)   (28)
Total restructuring charge  $275             $112        $39    $39   $465

Restructuring                            Employee
Liability                             Termination
(Millions)                               Benefits       Other      Total
September 30, 1998 liability                 $102         $40       $142
 Fourth-quarter 1998 employee
  termination benefits charge                 169          --        169
 Fourth-quarter 1998 cash payments            (39)         (8)       (47)
   December 31, 1998 liability               $232         $32       $264
 1999 cash payments                          (205)        (23)      (228)
 1999 change in estimate                        4          (1)         3
   December 31, 1999 liability               $ 31         $ 8        $39

Acquisitions and Divestitures
Acquisition of Dyneon minority interest: On December 28, 1999, 3M finalized the acquisition of the outstanding 46 percent minority interest in Dyneon LLC from Celanese AG for approximately $340 million in cash, primarily financed by debt. The purchase method of accounting was used for this acquisition. Based on a preliminary allocation, the purchase price exceeds the recorded basis of the minority interest net assets by approximately $265 million, of which approximately $180 million represents goodwill and other intangible assets that
will be amortized  over  15  years  or  less.   Dyneon's  assets,
liabilities, revenues and expenses were already fully consolidated in 3M's financial statements, with the 46 percent minority interest eliminated on the minority interest line to reflect 3M's net
position.   If  this acquisition  had  occurred at the beginning  of
1999, the effect on results of operations would not have been material.

Divestitures: On June 30, 1999, the company closed on the sale of Eastern Heights Bank, a subsidiary banking operation, and on the sale of the assets of its cardiovascular systems business. These divestitures generated cash proceeds of $203 million and, net of an investment valuation adjustment, resulted in a pre-tax gain of $104 million ($55 million after tax) in the second quarter of 1999. 3M also recorded a pre-tax gain of $43 million ($26 million after tax) related to divestitures, mainly in the Health Care Markets segment, in the third quarter of 1999. These pre-tax gains are recorded as a reduction of selling, general and administrative expenses in the Consolidated Statement of Income.

Gain on National Advertising Company divestiture: Effective August 15, 1997, the company sold National Advertising Company, an outdoor and mall advertising subsidiary, for cash proceeds of $1.0 billion. After adjusting for the net cost of the assets sold and for the expenses associated with the divestiture, the company realized a gain of $803 million ($495 million after tax), or $1.18 per diluted share, in 1997. National Advertising Company had annual sales of about $200 million and operating income of about $35 million. In 1998, a $10 million gain was recorded to finalize the accounting for this sale.

Supplemental Statement of Income Information
(Millions)                                       1999     1998     1997
Research, development and related expenses     $1,038   $1,016   $1,002
Advertising and merchandising costs               484      448      471

Research and development expenses, covering basic scientific research and the application of scientific advances to the development of new and improved products and their uses, totaled $688 million, $648 million and $634 million in 1999, 1998 and 1997, respectively. Related expenses primarily include technical support provided by the laboratories for existing products.

Supplemental Balance Sheet Information
(Millions)                                             1999        1998
Accounts receivable
Accounts receivable                                 $ 2,860     $ 2,751
Less allowances                                          82          85
  Accounts receivable - net                         $ 2,778     $ 2,666

Inventories
Finished goods                                      $ 1,103     $ 1,161
Work in process                                         544         613
Raw materials                                           383         445
  Total inventories                                 $ 2,030     $ 2,219

Other current assets
Product and other insurance receivables             $   291     $   291
Deferred income taxes                                   172         175
Other                                                   354         420
  Total other current assets                        $   817     $   886

Other securities and investments
Held-to-maturity (amortized cost)                   $    50     $   164
Available-for-sale (fair value)                         254         214
Other (cost, which approximates fair value)             237         482
  Total other securities and investments            $   541     $   860

Property, plant and equipment - at cost
Land                                                $   265     $   283
Buildings and leasehold improvements                  3,429       3,328
Machinery and equipment                               9,083       9,102
Construction in progress                                602         684
                                                     13,379      13,397
Less accumulated depreciation                         7,723       7,831
  Property, plant and equipment - net               $ 5,656     $ 5,566

Other assets
Intangible assets and software - net                $   657     $   523
Product and other insurance receivables                 634         862
Prepaid pension benefits                                265         243
Deferred income taxes                                    88          88
Other                                                    43          29
  Total other assets                                $ 1,687     $ 1,745

(Millions)                                             1999        1998
Other current liabilities
Product and other claims                            $   141     $   221
Nonfunded pension and postretirement benefits            72          57
Restructuring                                             8          32
Deposits - banking operations*                           --         149
Deferred income taxes                                     5           6
Other                                                   630         649
  Total other current liabilities                   $   856     $ 1,114

Other liabilities
Nonfunded pension and postretirement benefits       $   761     $   695
Product and other claims                                397         447
Minority interest in subsidiaries                       371         390
Deposits - banking operations*                           --         260
Deferred income taxes                                   332         193
Other                                                   447         396
  Total other liabilities                           $ 2,308     $ 2,381

<F1>
* Primarily demand deposits and, as such, the carrying amount approximates fair value. The company's banking operations were divested on June 30, 1999.

Supplemental Stockholders' Equity and Comprehensive Income Information Common stock ($.50 par value per share; without par value at December 31, 1996) of 1 billion shares is authorized, with 472,016,528 shares issued in 1999, 1998 and 1997. Common stock and capital in excess of par includes $60 million transferred from common stock to capital in excess of par value during 1997. Preferred stock, without par value, of 10 million shares is authorized but unissued.

In 1999, deferred income taxes for the unrealized gain on debt and equity securities totaled $77 million, and for minimum pension liability adjustments totaled $36 million. Reclassification adjustments in 1999 for realized gains included in net income totaled $41 million ($25 million after tax). These gains related to appreciated equity securities donated to the 3M Foundation in December 1999. In 1999, 1998 and 1997, other deferred income tax effects and other reclassification adjustments were not material. The following table shows the ending balances of the components of accumulated other comprehensive income.

Supplemental Stockholders' Equity and Comprehensive Income Information
(continued)

Accumulated other comprehensive income
(Millions)                                         1999     1998     1997
Cumulative  translation - net                     $(694)   $(518)   $(547)
Minimum  pension liability adjustments -  net       (30)      --       --
Debt and equity securities, unrealized gain - net   136       10        8
   Total accumulated other comprehensive income   $(588)   $(508)   $(539)

Supplemental Cash Flow Information
(Millions)                                         1999     1998     1997
Income tax payments                                $653     $467   $1,123
Interest payments                                   114      130       91

Income tax payments in 1997 include $308 million related to the gain on the sale of National Advertising Company.

In 1999, 3M exchanged assets used in the business, but not held for sale, with a fair market value of $61 million plus cash of $12 million, for similar assets having a fair market value of $73 million. No gain was recognized on this nonmonetary exchange of productive assets. Also in 1999, 3M donated to the 3M Foundation appreciated property with a market value of $66 million, resulting in $8 million of pre-tax expense, which represented the company's cost of the securities.

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

In 1997, cash outflows from discontinued operations related to the costs associated with the final disposition of the company's audio and video businesses pursuant to the plan approved in November 1995.

Debt
Short-Term Debt                            Effective
(Millions)                             Interest Rate*     1999     1998
Commercial paper                             5.95%      $  786   $  978
Long-term debt - current portion             6.52%          36      131
Other borrowings                             7.82%         308      383
   Total short-term debt                                $1,130   $1,492

Long-Term Debt                 Effective     Maturity
(Millions)                   Interest Rate*    Date       1999     1998
ESOP debt guarantee                 5.62%   2001-2009   $  333   $  359
U.S. dollar 6.375% note             6.38%        2028      330      330
U.S. dollar 6.625% Eurobond         5.84%        2001      250      250
3M Deutschland GmbH 5.75% Eurobond  2.95%        2001      187      216
German mark 5% Euronote             5.83%        2001      165      165
Sumitomo 3M Limited 0.795% note     0.80%        2003       98       88
Other borrowings                    5.60%   2001-2037      117      206
   Total long-term debt                                 $1,480   $1,614

<F1>
*Reflects  the effects of interest rate and currency swaps at  December
31, 1999.

Debt with fixed interest rates includes the ESOP, U.S. dollar 6.375 percent note, Sumitomo 3M Limited note, and a portion of other borrowings. ESOP debt is serviced by dividends on stock held by the ESOP and by company contributions. These contributions are reported as an employee benefit expense in the Consolidated Statement of Income. Debt not denominated in U.S. dollars includes the 5.75 percent Eurobond, the Sumitomo 3M Limited note, and most of other borrowings. Other borrowings include debt held by 3M's international companies, and floating rate notes and industrial bond issues in the United States.

Maturities of long-term debt for the next five years are: 2000, $36 million; 2001, $652 million; 2002, $38 million; 2003, $131 million; and 2004, $35 million.

The company estimates that the fair value of short-term debt approximates the carrying amount of this debt. The fair value of long-term debt, based on third-party quotes, is estimated at $1.376 billion. Debt covenants do not restrict the payment of dividends. At year-end 1999, the company had available short-term lines of credit totaling about $661 million.

Other Financial Instruments
Interest rate and currency swaps: The company uses interest rate and currency swaps to manage interest rate risk related to borrowings. The notional amounts shown in the table below serve solely as a basis for the calculation of payment streams to be exchanged. These notional amounts are not a measure of the company's exposure through its use of derivatives. These instruments generally mature in relationship to their underlying debt and have maturities extending to 2001. Unrealized gains and losses and exposure to changes in market conditions were not material at December 31, 1999, for interest rate swaps, and at December 31, 1998, for interest rate and currency swaps. Currency swaps at December 31, 1999, had an unrealized gain of $13 million and unrealized losses of $61 million, largely offset by an unrealized gain of $39 million relating to an underlying debt instrument.

Notional Amounts
(Millions)                                        1999    1998
Interest rate swaps                               $550    $350
Currency swaps                                     465     265

Foreign exchange forward and option contracts: The company has entered into foreign exchange forward and option contracts, the majority of which have maturities of less than one year. The face amounts represent contracted U.S. dollar equivalents of forward and option contracts denominated in foreign currencies. The amounts at risk are not material because the company has the ability to generate offsetting foreign currency cash flows. Unrealized gains and losses at December 31, 1999 and 1998, were not material.

Face Amounts
(Millions)                                        1999    1998
Forward contracts                               $  997  $1,050
Options purchased                                  140     590
Options sold                                        --      88

The company engages in hedging activities to reduce exchange rate risks arising from cross-border cash flows denominated in foreign currencies.
The company operates on a global basis, generating more than half its revenues internationally and engaging in substantial product and financial transfers among geographic areas. Major forward contracts at December 31, 1999, were denominated in European euros, Japanese yen, Singapore dollars and British pounds.

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



Income Taxes
At  December  31,  1999,  about  $2.550 billion  of  retained  earnings
attributable   to  international  companies  were  considered   to   be
indefinitely invested.  No provision has been made for taxes that might be payable if these earnings were remitted to the United States.  It is not  practical to determine the amount of incremental taxes that  might arise were these earnings to be remitted.

In  1998,  the  company refinanced debt related to its  Employee  Stock
Ownership Plan. The provision for income taxes excludes a $21 million tax benefit (classified as part of the extraordinary loss) related to this refinancing.


Income before Income Taxes,
Minority Interest and Extraordinary Loss
(Millions)                          1999          1998          1997
United States                     $2,020        $1,326        $2,607
International                        860           626           833
   Total                          $2,880        $1,952        $3,440

Provision for Income Taxes
(Millions)                          1999          1998          1997
Currently payable
   Federal                        $  423        $  186        $  823
   State                              66            52           127
   International                     402           308           370
Deferred
   Federal                           171           149           (57)
   State                              15            13            (5)
   International                     (45)          (23)          (17)
      Total                       $1,032        $  685        $1,241

Components of Deferred Tax Assets
and Liabilities
(Millions)                                        1999          1998
Accruals currently not deductible
   Employee benefit costs                         $288          $288
   Severance and other restructuring costs          10            93
   Product and other claims                        205           254
Product and other insurance receivables           (353)         (439)
Accelerated depreciation                          (423)         (333)
Other                                              196           201
   Net deferred tax asset (liability)             $(77)         $ 64

Reconciliation of Effective Income Tax Rate    1999     1998     1997
Statutory U.S. tax rate                        35.0%    35.0%    35.0%
State income taxes - net                        1.8      2.4      2.3
International income taxes - net                 .2       .8       .2
All other - net                                (1.2)    (3.1)    (1.4)
   Effective worldwide tax rate                35.8%    35.1%    36.1%

Business Segments
In the third quarter of 1999, the company reorganized its management reporting structure into six business segments. Prior year amounts have been retroactively restated to reflect this change in business segment reporting. 3M's businesses are organized, managed and internally reported as six segments based on differences in products, technologies and services. These segments are Industrial; Transportation, Graphics and Safety; Health Care; Consumer and Office; Electro and Communications; and Specialty Material. These segments have worldwide responsibility for virtually all of the company's product lines. 3M is not dependent on any single product or market.

Transactions among reportable segments are recorded at cost. 3M is an integrated enterprise characterized by substantial intersegment cooperation, cost allocations and inventory transfers. Therefore, management does not represent that these segments, if operated independently, would report the operating income and other financial information shown.

Operating income in 1999 includes a non-recurring net gain of $100 million. This relates to divestitures of certain health care businesses and Eastern Heights Bank, litigation expense, an investment valuation adjustment, and a change in estimate that reduced the 1998 restructuring charge. Of this $100 million gain, $62 million was recorded in Health Care and $38 million in Corporate and Unallocated. Operating income in 1998 includes a restructuring charge of $493 million in Corporate and Unallocated.

Business Segments             Major Products
Industrial                    Tapes and coated abrasives

Transportation, Graphics      Reflective sheeting, commercial graphics
and Safety                    systems,  films, inks  and  substrates,
                              respirators, automotive products and
                              optical films

Health Care                   Medical/surgical supplies, skin  health
                              products, pharmaceuticals, dental products,
                              health information systems, microbiology
                              products and closures for disposable diapers

Consumer and Office           Sponges, scour pads, high performance
                              cloths, consumer and office tapes,
                              repositionable notes, carpet and fabric
                              protectors, floor matting, commercial
                              cleaning products and do-it-yourself
                              products

Electro and Communications    Connecting, insulating and splicing
                              solutions for the electrical, electronics
                              and telecommunications industries

Specialty Material            Fluorochemicals for automotive,
                              electronics, textile, paper and other
                              industries


Business Segment Information                                Depr.  Capital
                                Net  Operating               and   Expendi-
(Millions)                    Sales    Income    Assets**  Amort.    tures
Industrial           1999   $ 3,394    $  613    $ 2,357    $220    $  200
                     1998     3,360       561      2,394     199       276
                     1997     3,419       544      2,366     186       283

Transportation,      1999     3,228       679      2,673     140       197
 Graphics and Safety 1998     3,021       532      2,652     170       331
                     1997     3,112       585      2,368     191       363

Health Care          1999     3,118       686      2,076     203       187
                     1998     3,086       571      2,168     161       221
                     1997     3,004       521      2,042     183       217

Consumer and Office  1999     2,688       408      1,589     118       121
                     1998     2,613       398      1,614     136       178
                     1997     2,616       438      1,561     105       131

Electro and          1999     2,014       406      1,359     130       192
 Communications      1998     1,741       263      1,177     111       222
                     1997     1,739       327      1,103     114       167

Specialty Material   1999     1,166       188      1,323      79       142
                     1998     1,105       194      1,112      66       186
                     1997     1,090       192        928      70       200

Corporate and        1999        51       (24)     2,519      10        --
 Unallocated*        1998        95      (480)     3,036      23        16
                     1997        90        68      2,870      21        45

Total Company        1999   $15,659    $2,956    $13,896    $900    $1,039
                     1998    15,021     2,039     14,153     866     1,430
                     1997    15,070     2,675     13,238     870     1,406

<F1>
*Corporate and Unallocated operating income principally includes corporate investment gains and losses, certain derivative gains and losses, insurance-related gains and losses, banking operating results (divested June 30, 1999), certain litigation expenses, restructuring charges and other miscellaneous items. Because this category includes a variety of miscellaneous items, it is subject to fluctuation on a quarterly and annual basis.
</F2>
**Segment assets primarily include accounts receivable; inventory; property, plant and equipment - net; and other miscellaneous assets. Assets included in Corporate and Unallocated principally are cash and cash equivalents; other securities; insurance receivables; deferred income taxes; certain investments and other assets; and certain unallocated property, plant and equipment.

Geographic Areas
Information in the table below is presented on the basis the company uses to manage its businesses. Export sales and certain income and expense items are reported within the geographic area where the final sales to customers are made. Prior year amounts have been retroactively restated to conform to the current-year presentation.

In 1999, operating income for eliminations and other includes a non-recurring net gain of $100 million related to gains on divestitures, litigation expense, an investment valuation adjustment, and a change in estimate that reduced the 1998 restructuring charge. In 1998, operating income for eliminations and other includes a $493 million restructuring charge.

Geographic Area Information                     Latin
                             Europe           America, Elimina-
                                and            Africa     tions
                    United   Middle     Asia      and       and    Total
(Millions)          States     East  Pacific   Canada     Other  Company
Net sales to  1999  $7,478   $3,800   $2,887   $1,467   $    27  $15,659
customers     1998   7,231    3,856    2,375    1,539        20   15,021
              1997   7,242    3,640    2,632    1,530        26   15,070

Operating     1999  $1,198   $  574   $  768   $  348   $    68  $ 2,956
Income        1998   1,185      515      512      339      (512)   2,039
              1997   1,290      431      611      360       (17)   2,675

Property,     1999  $3,551   $1,007   $  746   $  352   $    --  $ 5,656
plant and     1998   3,376    1,107      709      374        --    5,566
equipment -   1997   3,133    1,013      532      356        --    5,034
net

Retirement and Postretirement Benefit Plans
3M has various company-sponsored retirement plans covering substantially all U.S. employees and many employees outside the United States. Pension benefits are based principally on an employee's years of service and compensation near retirement. In addition to providing pension benefits, the company provides certain postretirement health care and life insurance benefits for substantially all of its U.S. employees who reach retirement age while employed by the company. Most international employees and retirees are covered by government health care programs. The cost of company-provided health care plans for these international employees is not material.

The company's pension funding policy is to deposit with independent trustees amounts at least equal to those required by law. Trust funds and deposits with insurance companies are maintained to provide pension benefits to plan participants and their beneficiaries. In addition, the company has set aside funds for its U.S. postretirement plan with an independent trustee and makes periodic contributions to the plan.

The company's U.S. nonqualified pension plan had an unfunded accumulated benefit obligation of $171 million at December 31, 1999, and $175 million at December 31, 1998. There are no plan assets in the nonqualified plan due to its nature.

Certain international pension plans were underfunded as of year-end 1999 and 1998. The accumulated benefit obligations of these plans were $467 million in 1999 and $418 million in 1998. The assets of these plans were $353 million in 1999 and $384 million in 1998. The net underfunded amounts are included in current and other liabilities on the Consolidated Balance Sheet.

Benefit Plan Information                Qualified and Nonqualified           Postretirement
                                             Pension Benefits                   Benefits
                                     United States      International
(Millions)                           1999     1998       1999      1998       1999     1998
Reconciliation of benefit obligation
  Beginning balance                 $6,201   $5,392    $2,153    $1,773    $ 1,030   $  995
  Service cost                         150      130        88        80         42       36
  Interest cost                        387      377        98        95         69       62
  Participant contributions              -        -         7         6          9        6
  Foreign exchange rate changes          -        -       (34)       60          1        -
  Plan amendments                        8      100         3         -          -        -
  Actuarial(gain)loss                 (823)     492       (21)      183        (56)      (2)
  Benefit payments                    (326)    (290)      (60)      (44)       (79)     (67)
     Ending balance                 $5,597   $6,201    $2,234    $2,153    $ 1,016   $1,030

Reconciliation of plan assets at fair value
  Beginning balance                 $6,233   $5,411    $2,028    $1,796    $   523   $  482
  Actual return on plan assets         807    1,018       173       164         19       52
  Company contributions                 86       83        51        58         64       50
  Participant contributions              -        -         7         6          9        6
  Foreign exchange rate changes          -        -       (45)       45          -        -
  Benefit payments                    (313)    (279)      (59)      (41)       (78)     (67)
     Ending balance                 $6,813   $6,233    $2,155    $2,028    $   537   $  523

Funded status of plans
  Plan assets at fair value
    less benefit obligation         $1,216   $   32    $  (79)   $ (125)   $  (480)  $ (507)
  Unrecognized transition
    (asset) obligation                   -      (37)       21        24          -        -
  Unrecognized prior service cost      142      179        36        49         12      (48)
  Unrecognized (gain) loss          (1,325)    (181)       13        47        (37)      58
     Net amount recognized          $   33   $   (7)   $   (9)   $   (5)   $  (505)  $ (497)

Amounts recognized in the
   Consolidated Balance Sheet
   consist of:
  Prepaid assets                    $  184   $   99    $   74    $   74          -        -
  Accrued liabilities                 (171)    (175)     (157)      (80)   $  (505)  $ (497)
  Intangible assets                      6       69         1         1          -        -
 Accumulated other comprehensive
  income - pre-tax                      14        -        73         -          -        -
     Net amount recognized          $   33   $   (7)   $   (9)   $   (5)   $  (505)  $ (497)

Benefit Plan Information            Qualified and Nonqualified                 Postretirement
                                          Pension Benefits                         Benefits
                                 United States          International
Millions)                     1999   1998   1997      1999   1998   1997     1999   1998   1997
Components of net periodic
   benefit cost
  Service cost                $150   $130   $115      $ 88  $  80  $  67     $ 42   $ 36   $ 36
  Interest cost                387    377    354        98     95     96       69     62     65
  Expected return on assets   (501)  (440)  (381)     (108)  (103)  (106)     (34)   (32)   (28)
  Amortization of transition
   (asset) obligation          (37)   (37)   (37)        2     (1)    (1)       -      -      -
  Amortization of prior service
   cost or benefit              45     38     36         8      8      9      (11)   (11)   (11)
  Recognized net actuarial
   (gain) loss                  14      -      -         2      3     (1)       -      -      1
Net periodic benefit cost     $ 58   $ 68   $ 87      $ 90  $  82  $  64     $ 66   $ 55   $ 63

Weighted average assumptions
  Discount rate               7.50%  6.50%  7.00%     5.67%  5.58%  6.47%    7.50%  6.50%  7.00%
  Expected return on assets   9.00%  9.00%  9.00%     6.69%  6.72%  7.03%    8.19%  6.25%  6.25%
  Compensation rate increase  4.65%  4.65%  4.85%     4.12%  4.02%  4.35%    4.65%  4.65%  4.85%

The company expects its health care cost trend rate for postretirement benefits to slow from 6.1 percent in 2000 to 5.0 percent in 2004, after which the rate is expected to stabilize. A one percentage point change in the assumed health care cost trend rates would have the following effects.

                                          One Percentage   One Percentage
(Millions)                                Point Increase   Point Decrease
Effect on current year's benefit expense       $ 15             $(13)
Effect on benefit obligation                    102              (87)

Leases
Rental expense under operating leases was $113 million in 1999, and $125 million in both 1998 and 1997. The table below shows minimum payments under operating leases with noncancelable terms in excess of one year, as of December 31, 1999.

                                                          After
(Millions)              2000   2001   2002   2003   2004   2004   Total
Minimum lease payments   $61    $48    $33    $20    $13    $82    $257

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

In 1998, the ESOP refinanced its existing debt by issuing new debt of $385 million at an interest rate of 5.62 percent. This refinancing extended the life of the original ESOP from 2004 to 2009. The company incurred a one-time charge of $59 million ($38 million net of tax), or 9 cents per diluted share, which is reported as an extraordinary loss from early extinguishment of debt.

Dividends on shares held by the ESOP are paid to the ESOP trust and, together with company contributions, are used by the ESOP to repay principal and interest on the outstanding notes. Over the life of the notes, shares are released for allocation to participants based on the ratio of the current year's debt service to the remaining debt service prior to the current payment.

The ESOP has been the primary funding source for the company's employee savings plans. Expenses related to the ESOP include total debt service on the notes, less dividends. The company contributes treasury shares, accounted for at fair value, to employee savings plans to cover obligations not funded by the ESOP. These amounts are reported as an employee benefit expense. Unearned compensation, shown as a reduction of stockholders' equity, is reduced symmetrically as the ESOP makes principal payments on the debt.

Employee Savings and Stock Ownership Plans
(Millions)                                   1999       1998       1997
Dividends on shares held by the ESOP        $  31      $  31       $ 30
Company contributions to the ESOP               7         44         37
Interest incurred on ESOP notes                21         29         32
Expenses related to ESOP debt service          14         37         36
Expenses related to treasury shares            50          2          2

ESOP Debt Shares                   1999            1998            1997
Allocated                     6,596,898       6,586,192       6,006,099
Committed to be released        280,615          85,153         184,181
Unreleased                    6,709,549       7,457,885       8,286,949
   Total ESOP debt shares    13,587,062      14,129,230      14,477,229

General Employees' Stock Purchase Plan
In May 1997, shareholders approved 15 million shares for issuance under the company's General Employees' Stock Purchase Plan (GESPP). Substantially all employees are eligible to participate in the GESPP. Participants are granted options at 85 percent of market value at the date of grant. Effective July 1, 1997, options are granted on the first business day and exercised on the last business day of the same month. Previously, GESPP options were exercised within 27 months from the date of grant.

                          1999                1998                1997
                           Exercise            Exercise            Exercise
                     Shares   Price*     Shares   Price*     Shares   Price*
Under option-
   January 1             --  $   --          --  $   --     292,495  $62.35
     Granted      1,210,189   72.25   1,271,120   69.91   1,123,358   77.50
     Exercised   (1,210,189)  72.25  (1,271,120)  69.91  (1,293,282)  74.67
     Canceled            --      --          --      --    (122,571)  71.21
   December 31           --      --          --      --          --      --
Shares available for grant-
   December 31   11,769,988          12,980,177          14,251,297

<F1>
*Weighted average

Management Stock Ownership Program
In May 1997, shareholders approved 35 million shares for issuance under the Management Stock Ownership Program (MSOP). Management stock options are granted at market value at the date of grant. These options generally are exercisable one year after the date of grant and expire 10 years from the date of grant. At year-end 1999, there were 10,580 participants in the plan.

                          1999                 1998                1997
                           Exercise             Exercise            Exercise
                     Shares   Price*      Shares   Price*      Shares  Price*
Under option-
   January 1     29,330,549  $67.72   26,831,852  $59.75   26,487,335  $52.61
    Granted       5,697,333   94.32    5,872,537   92.78    5,598,761   91.25
    Exercised    (4,201,886)  52.50   (3,300,215)  47.76   (5,241,804)  46.99
    Canceled       (123,581)  93.35      (73,625)  93.35      (12,440)  91.70
   December 31   30,702,415  $74.67   29,330,549  $67.72   26,831,852  $59.75
Options exercisable-
   December 31   25,213,683  $70.27   24,031,395  $62.09   21,673,983  $52.12
Shares available for grant-
   December 31   18,088,285           23,780,604           29,640,776

<F1>
*Weighted average

Options Outstanding and Exercisable at December 31, 1999
                          Options Outstanding            Options Exercisable
Range of                        Remaining
Exercise                      Contractual   Exercise                 Exercise
Prices              Shares   Life (months)*    Price*       Shares     Price*
$38.62-60.00    10,129,887             46     $50.00    10,129,887    $50.00
 63.00-92.00    10,296,264             83      79.46    10,296,264     79.46
 93.00-99.20    10,276,264            114      94.18     4,787,532     93.37

<F1>
*Weighted average

Stock-Based Compensation
No compensation cost has been recognized for the General Employees' Stock Purchase Plan (GESPP) or the Management Stock Ownership Program
(MSOP). Pro forma amounts based on the options' estimated fair value, net of tax, at the grant dates for awards under the GESPP and MSOP are presented below.

Pro Forma Net Income and Earnings Per Share
(Millions)                         1999            1998            1997
Net income
    As reported                  $1,763          $1,175          $2,121
    Pro forma                     1,652           1,072           2,032
Earnings per share - basic
    As reported                  $ 4.39          $ 2.91          $ 5.14
    Pro forma                      4.11            2.66            4.92
Earnings per share - diluted
    As reported                  $ 4.34          $ 2.88          $ 5.06
    Pro forma                      4.06            2.63            4.85

The weighted average fair value per option granted during 1999, 1998 and 1997 was $12.75, $12.34 and $13.67, respectively, for the GESPP, and $22.86, $20.41 and $21.81, respectively, for the incentive MSOP grants. The weighted average fair value was calculated by using the fair value of each option on the date of grant. The fair value of GESPP options was based on the 15 percent purchase discount. For MSOP options, the fair value was calculated utilizing the Black-Scholes option-pricing model and the assumptions that follow.

MSOP Assumptions              1999         1998         1997
Risk-free interest rate        5.4%         5.7%         6.6%
Dividend growth rate           5.0%         5.8%         5.8%
Volatility                    22.3%        17.6%        15.0%
Expected life (months)          66           69           67

The GESPP and MSOP options, if exercised, would have the following dilutive effect on shares outstanding for 1999, 1998 and 1997, respectively: 4.5 million, 4.7 million and 6.0 million shares. Beginning July 1, 1997, GESPP options had no dilutive effect. Certain MSOP options outstanding for years 1999 and 1998 (8.7 million shares and 10.8 million shares, respectively) were not included in the computation of diluted earnings per share because they would not have a dilutive effect.

Legal Proceedings
Discussion of legal matters is incorporated by reference from  Part  I,
Item 3, of this Form 10-K, and should be considered an integral part of the Consolidated Financial Statements and Notes.


Quarterly Data (Unaudited)
(Millions, except per-share amounts)
                        First     Second      Third     Fourth      Year
Net sales
1999                  $ 3,776    $ 3,863    $ 3,997    $ 4,023   $15,659
1998                    3,700      3,770      3,766      3,785    15,021

Cost of goods sold*
1999                  $ 2,162    $ 2,188    $ 2,253    $ 2,249   $ 8,852
1998                    2,096      2,162      2,219      2,267     8,744

Income before extraordinary loss*
1999                  $   384    $   476    $   459    $   444   $ 1,763
1998                      400        386        178        249     1,213

Net income*
1999                  $   384    $   476    $   459    $   444   $ 1,763
1998                      400        386        178        211     1,175

Basic earnings per share - income before extraordinary loss*
1999                  $   .95    $  1.18    $  1.14    $  1.11   $  4.39
1998                      .99        .95        .44        .62      3.01

Basic earnings per share - net income*
1999                  $   .95    $  1.18    $  1.14    $  1.11   $  4.39
1998                      .99        .95        .44        .52      2.91

Diluted earnings per share - income before extraordinary loss*
1999                  $   .95    $  1.17    $  1.13    $  1.10   $  4.34
1998                      .98        .94        .44        .61      2.97

Diluted earnings per share - net income*
1999                  $   .95    $  1.17    $  1.13    $  1.10   $  4.34
1998                      .98        .94        .44        .52      2.88

Stock price comparisons (NYSE composite transactions)
1999  High            $  81.38   $ 96.38    $100.00    $103.38   $103.38
1999  Low                69.31     70.06      85.00      87.44     69.31
1998  High               96.13     97.88      84.44      87.50     97.88
1998  Low                80.06     80.38      65.63      69.38     65.63

<F1>
* Third-quarter 1999 includes gains on divestitures, litigation expense and a change in estimate that reduced the 1998 restructuring charge. These items resulted in a net loss of $4 million ($3 million after tax), or 1 cent per diluted share. Second-quarter 1999 includes gains on divestitures, net of an investment valuation adjustment, of $104 million ($55 million after tax), or 14 cents per diluted share. Fourth-quarter 1998 includes a restructuring charge of $161 million ($99 million after tax), or 25 cents per diluted share, and an extraordinary loss from early extinguishment of debt of $38 million (net of tax), or 9 cents per diluted share. Third-quarter 1998 includes a restructuring charge of $332 million ($214 million after tax), or 53 cents per diluted share. The inventory portion of the restructuring charge, included in cost of goods sold, totaled $29 million in third-quarter 1998 and $10 million in fourth-quarter 1998.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

   None.

                            PART III

Item 10. Directors and Executive Officers of the Registrant.

Item 11. Executive Compensation.

Item 12.   Security  Ownership  of  Certain  Beneficial  Owners   and
Management.

Item 13. Certain Relationships and Related Transactions.

The information required by Items 10 through 13 are incorporated by reference from the registrant's definitive proxy statement pursuant to general instruction G(3), with the exception of the executive officers section of Item 10, which is included in Item 1 of this Form 10-K. The registrant will file with the Commission a definitive proxy statement pursuant to Regulation 14A by May 1, 2000.


                            PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) The financial statements filed as part of this report are listed in the index to financial statements on page 30.

All financial statement schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements or the notes thereto.

(b) Reports on Form 8-K:
3M was not required to file any reports on Form 8-K for the quarter ended December 31, 1999.

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

(10) Material contracts, management
     remuneration:
     (a) management stock ownership program.     Exhibit 4 of
                                                 Registration No. 333-30689
                                                 on Form S-8.
     (b) profit sharing plan, performance        Written description contained
         unit plan and other compensation        in issuer's proxy statement
         arrangements.                           for the 2000 annual
                                                 shareholders' meeting.

                                                        Reference (pages)
                                                            Form 10-K
   Submitted herewith:
        (12)  Calculation of ratio of earnings
              to fixed charges.                                  59

        (21)  Subsidiaries of the registrant.                    60

        (23)  Consent of independent auditors.                   61

        (24)  Power of attorney.                                 62

        (27)  Financial data schedule for the year ended
              December 31, 1999 (EDGAR filing only).


                                 SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  MINNESOTA MINING AND MANUFACTURING COMPANY



                             By  /s/ Robert J. Burgstahler
                                 Robert J. Burgstahler, Vice President
                                 Principal Financial and Accounting Officer
                                 February 18, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 18, 2000.

Signature               Title

Livio D. DeSimone       Chairman of the Board and
                        Chief Executive Officer, Director

Ronald O. Baukol        Director
Edward A. Brennan       Director
Edward R. McCracken     Director
Allen E. Murray         Director
Aulana L. Peters        Director
Rozanne L. Ridgway      Director
Frank Shrontz           Director
F. Alan Smith           Director
Louis W. Sullivan       Director


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