Form 10-Q
period 2000-03-31
MINNESOTA MINING & MANUFACTURING CO
filed 2000-05-08
CIK 66740

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-Q

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter ended March 31, 2000      Commission file number: 1-3285


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


          On March 31, 2000, there were 395,808,904 shares of the Registrant's common stock outstanding.


                    This document contains 22 pages.
               The exhibit index is set forth on page 19.


      Minnesota Mining and Manufacturing Company and Subsidiaries

                     PART I.  Financial Information

                    Consolidated Statement of Income
             (Amounts in millions, except per-share amounts)
                              (Unaudited)
                               Three months ended
                                    March 31
                                2000       1999
Net sales                      $4,052     $3,776

Operating expenses
  Cost of goods sold            2,266      2,162
  Selling, general and
    administrative expenses     1,021        965
  Other                           (50)        --
         Total                  3,237      3,127

Operating income                  815        649

Other income and expense
  Interest expense                 26         31
  Investment and other
    income - net                   (6)        (8)
         Total                     20         23

Income before income taxes
  and minority interest           795        626

Provision for income taxes        282        225

Minority interest                  26         17

Net income                     $  487     $  384

Weighted average common
  shares outstanding - basic    397.7      402.3
Earnings per share - basic     $ 1.22     $  .95

Weighted average common
  shares outstanding - diluted  401.9      405.9
Earnings per share - diluted   $ 1.21     $  .95

<F1>
The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.


         Minnesota Mining and Manufacturing Company and Subsidiaries
                          Consolidated Balance Sheet
                             (Dollars in millions)
                                                  (Unaudited)
                                                    March 31,  December 31,
                                                      2000         1999
Assets
Current assets
  Cash and cash equivalents                          $   214       $   387
  Other securities                                        62            54
  Accounts receivable - net                            2,810         2,778
  Inventories
    Finished goods                                     1,142         1,103
    Work in process                                      586           544
    Raw materials and supplies                           379           383
      Total inventories                                2,107         2,030
  Other current assets                                   914           817
        Total current assets                           6,107         6,066
Investments                                              527           487
Property, plant and equipment                         13,406        13,379
  Less accumulated depreciation                       (7,802)       (7,723)
    Property, plant and equipment - net                5,604         5,656
Other assets                                           1,731         1,687
        Total                                        $13,969       $13,896

Liabilities and Stockholders' Equity
Current liabilities
  Short-term debt                                    $ 1,094       $ 1,130
  Accounts payable                                       984         1,008
  Payroll                                                378           361
  Income taxes                                           576           464
  Other current liabilities                              910           856
        Total current liabilities                      3,942         3,819
Long-term debt                                         1,449         1,480
Other liabilities                                      2,319         2,308

Stockholders' equity
   Common stock, $.50 par value,
     472,016,528 shares issued                           236           236
   Capital in excess of par value                         60            60
   Retained earnings                                  10,975        10,741
   Treasury stock, at cost                            (4,084)       (3,833)
     March 31, 2000:     76,207,624 shares
     December 31, 1999:  73,305,711 shares
   Unearned compensation - ESOP                         (314)         (327)
   Accumulated other comprehensive income (loss)
     Cumulative translation - net                       (748)         (694)
     Minimum pension liability adjustments - net         (30)          (30)
     Debt and equity securities, unrealized gain - net   164           136
     Total accumulated other comprehensive loss         (614)         (588)
       Stockholders' equity - net                      6,259         6,289
         Total                                       $13,969       $13,896

<F1>
The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.


         Minnesota Mining and Manufacturing Company and Subsidiaries

                     Consolidated Statement of Cash Flows
                            (Dollars in millions)
                                 (Unaudited)
                                                      Three months ended
                                                           March 31
                                                        2000       1999
Cash Flows from Operating Activities
Net income                                            $  487      $ 384

Adjustments to reconcile net income
     to net cash provided by operating activities
   Depreciation and amortization                         228        223
   Accounts receivable                                   (79)       (77)
   Inventory                                            (109)        57
   Implant litigation - net                               21        (30)
   Working capital and other changes - net                25        271
Net cash provided by operating activities                573        828

Cash Flows from Investing Activities
Purchases of property, plant and equipment              (244)      (289)
Other changes - net                                       11        (40)
Net cash used in investing activities                   (233)      (329)

Cash Flows from Financing Activities
Change in short-term debt - net                          (32)      (136)
Repayment of long-term debt                              (16)      (104)
Purchases of treasury stock                             (341)       (32)
Reissuances of treasury stock                             68         67
Dividends paid to stockholders                          (231)      (225)
Net cash used in financing activities                   (552)      (430)

Effect of exchange rate changes on cash                   39        (27)

Net increase (decrease) in cash and cash equivalents    (173)        42

Cash and cash equivalents at beginning of year           387        211
Cash and cash equivalents at end of period            $  214     $  253

<F1>
The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

        Minnesota Mining and Manufacturing Company and Subsidiaries
                 Notes to Consolidated Financial Statements
                                (Unaudited)

The interim consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. These adjustments consist of normal, recurring items. The results of operations for any interim period are not necessarily indicative of results for the full year. The interim consolidated financial statements and notes are presented as permitted by the requirements for Form 10-Q and do not contain certain information included in the company's annual consolidated financial statements and notes. This Form 10-Q should be read in conjunction with the company's consolidated financial statements and notes included in its 1999 Annual Report on Form 10-K.

New Accounting Pronouncements:
In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition." An amendment in March 2000 delayed the effective date until the second quarter of 2000. The company is reviewing the requirements of this standard and has not yet determined the impact of this standard on its consolidated financial statements.

Restructuring Charge:
As of December 31, 1999, the restructuring program, initiated in the second half of 1998, was substantially complete. This is discussed in the 1999 Form 10-K. Because certain employees can defer receipt of termination benefits for up to 12 months, cash payments in the first quarter of 2000 relate primarily to previous terminations. The remaining restructuring liability as of March 31, 2000, totaled $20 million. Selected information relating to the restructuring follows.

Restructuring                          Employee
Liability                           Termination
(Millions)                             Benefits      Other      Total
December 31, 1999 liability              $ 31         $ 8        $ 39

Cash payments
   First quarter 2000                     (18)         (1)        (19)
March 31, 2000 liability                 $ 13         $ 7        $ 20

Business Segments:
Business segment operating income for 1999 was restated for minor amounts, to be consistent with year 2000 management reporting practices, by allocating certain costs previously included in Corporate and Unallocated to the individual business segments. 3M net sales and operating income by segment for 1999 and for the first quarter of 2000 follow.

Business
Segment                First           Fourth   Third  Second   First
Information              Qtr     Year     Qtr     Qtr     Qtr     Qtr
(Millions)              2000     1999    1999    1999    1999    1999
Net sales
Industrial            $  911  $ 3,394  $  865  $  851  $  836  $  842
Transportation,
 Graphics and Safety     872    3,228     819     826     806     777
Health Care              765    3,118     789     768     793     768
Consumer and Office      687    2,688     700     712     638     638
Electro and
 Communications          505    2,014     553     534     485     442
Specialty Material       305    1,166     284     298     292     292
Corporate and
 Unallocated               7       51      13       8      13      17
Total Company         $4,052  $15,659  $4,023  $3,997  $3,863  $3,776

Operating income
Industrial            $  185  $   612  $  156  $  154  $  154  $  148
Transportation,
 Graphics and Safety     209      675     172     184     171     148
Health Care              193      680     159     183     194     144
Consumer and Office      105      401      97     121      95      88
Electro and
 Communications           89      402     111     119      90      82
Specialty Material        51      185      20      50      60      55
Corporate and
 Unallocated             (17)       1      27     (50)     40     (16)
Total Company         $  815  $ 2,956  $  742  $  761  $  804  $  649


First quarter 2000 operating income includes a $50 million benefit relating to the termination of a product distribution agreement in the Health Care segment. Third quarter 1999 operating income includes a $43 million gain related to divestitures, mainly in the Health Care area, and Corporate and Unallocated includes $73 million in litigation expense partially offset by a $26 million change in estimate that reduced the restructuring charge. Second quarter 1999 operating income includes one-time net gains, primarily related to divestitures, of $30 million in Health Care and $74 million in Corporate and Unallocated.

Earnings Per Share:
The difference in the weighted average common shares outstanding for calculating basic and diluted earnings per share is attributable to the assumed exercise of the Management Stock Ownership Program (MSOP) stock options for the three-month periods ended March 31, 2000 and 1999. Certain MSOP options outstanding at March 31, 2000, were not included in the computation of diluted earnings per share because they would not have had a dilutive effect (15.0 million shares of common stock for the three months ended March 31, 2000; and 11.2 million shares of common stock for the three months ended March 31,
1999).

Comprehensive Income:
The components of total comprehensive income are shown below. In the first quarter of 2000, deferred income taxes for the unrealized gain on debt and equity securities totaled $17 million.

Total Comprehensive Income                       Three months ended
                                                      March 31
(Millions)                                          2000     1999
Net income                                         $ 487    $ 384
Other comprehensive income (loss)
  Cumulative translation - net                       (54)    (184)
  Debt and equity securities,
    unrealized gain - net                             28       11
      Total comprehensive income                   $ 461    $ 211

Subsequent Event:
In April, 2000, 3M acquired 100 percent of the voting stock, half of the total shares outstanding, of Quante AG, a manufacturer of telecommunications products and systems for cash. The company has made a tender offer for the remaining shares outstanding. The purchase method of accounting will be used. Sales of Quante AG in 1999 were approximately $350 million.

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

              Review Report of Independent Auditors


To the Stockholders and Board of Directors of Minnesota Mining and Manufacturing Company:

We have reviewed the accompanying consolidated balance sheet of Minnesota Mining and Manufacturing Company and Subsidiaries as of March 31, 2000, and the related consolidated statements of income and of cash flows for the three-month periods ended March 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet as of December 31, 1999, and the related consolidated statements of income, of changes in stockholders' equity and comprehensive income, and of cash flows for the year then ended (not presented herein); and in our report dated February 14, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1999, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


                               /s/ PricewaterhouseCoopers LLP

                               PricewaterhouseCoopers LLP



St. Paul, Minnesota
April 25, 2000

       Minnesota Mining and Manufacturing Company and Subsidiaries

                 Management's Discussion and Analysis of
              Financial Condition and Results of Operations

RESULTS OF OPERATIONS
First Quarter
Worldwide sales for the first quarter totaled $4.052 billion, up 7.3 percent from the first quarter last year. Volumes increased 10 percent, continuing the positive momentum from fourth quarter 1999. Selling prices worldwide declined about 1.5 percent, largely due to reductions in 3M's electronics and traffic control material businesses, both of which posted strong volume gains. Currency, while positive in the Asia Pacific area, was negative in Europe, and decreased sales worldwide by about 1 percent.

In the United States, sales increased about 7 percent to $1.892 billion. Adjusted for divestitures and acquisitions, revenues rose about 8 percent. Volume increased about 8 percent, while selling prices declined about 1 percent.

Internationally, sales totaled $2.160 billion, up about 7.5 percent in dollars and 10 percent in local currencies. Volume increased 12 percent, while selling prices declined about 2 percent. European local currency sales increased about 8.5 percent, 3M's best growth in several quarters. In the Asia Pacific area, local currency sales increased nearly 14 percent. In Asia outside Japan, local currency sales increased 26 percent, with solid gains throughout the area, particularly in Korea. In Japan, local currency sales increased over 7 percent. In Latin America, sales in local currencies were up about 9 percent. The company saw strong growth in Mexico, and a good rebound in business in Brazil. Dollar sales in Latin America increased about 6.5 percent. In Canada, local currency sales increased about 2 percent.

Cost of goods sold was 55.9 percent of sales, down 1.4 percentage points from the first quarter last year. Gross margins benefited from a strong performance in our factories, volume growth, productivity gains and lower employee benefit costs. Cost of goods sold includes manufacturing; research, development, and related expenses; and engineering expenses.

Selling, general and administrative expenses were 25.2 percent of sales, down three-tenths of a percentage point from the same quarter last year. These expenses were helped by lower employee benefit costs, but also reflected higher investments in advertising and promotion.

Other operating income reflects a pre-tax benefit of $50 million, or 8 cents per share, associated with the termination of a product marketing and distribution agreement in the health care business.

Worldwide operating income was 20.1 percent of sales. Excluding the $50 million benefit, operating income was 18.9 percent of sales, up
1.7 percentage points from the first quarter last year.

First-quarter interest expense of $26 million was down $5 million from the same quarter last year, but in line with recent quarters. Net investment and other income was $6 million, also in line with recent quarters.

The worldwide effective income tax rate for the quarter was 35.5 percent, down from 36.0 percent in the first quarter last year.

Minority interest was $26 million, compared with $17 million in the first quarter of 1999. The increase reflects higher profits in Sumitomo 3M Limited, partially offset by a decrease in minority interest expense relating to 3M's acquisition of the remaining 46 percent in Dyneon LLC at the end of 1999.

Net income for the first quarter of 2000 totaled $487 million, or $1.21 per diluted share, compared with $384 million, or $.95 per diluted share, in the first quarter of 1999. The company estimates that changes in the value of the U.S. dollar decreased earnings for the quarter by about 4 cents per share compared with the first quarter of 1999. This estimate includes the effect of translating profits from local currencies into U.S. dollars; the impact of currency fluctuations on the transfer of goods between 3M operations in the United States and abroad; and transaction gains and losses.

Performance by Business Segment
The following is a discussion of the global operating results of the company's six business segments.

In 3M's largest segment, Industrial Markets, sales increased 8 percent in dollars and nearly 10 percent in local currencies, continuing the momentum this segment began to show in the second half of 1999. This market is growing through a stronger flow of new products, including higher-performing masking tapes, advanced paint finishing systems, and proprietary tapes, adhesives and abrasives for the electronics industry. Profits of this market rose 25 percent from the first quarter last year, propelled by volume gains, increased manufacturing efficiencies, and other cost improvements.

In the Transportation, Graphics and Safety segment, sales rose 12 percent both in dollars and in local currencies. This segment continued to register outstanding growth in optical films for liquid-crystal displays for computers, electronic organizers, mobile phones and other electronic devices. Traffic control materials, automotive and commercial graphics also turned in strong performances. Profits increased 41 percent from the comparable quarter, led by double-digit sales growth and productivity gains.

In the Health Care segment, sales were basically flat in dollars and up 2 percent in local currencies. Excluding divestitures, local-currency health care sales increased about 6.5 percent. The skin health, health information systems and dental businesses all posted good sales gains. Health care profits, which include the $50 million pre-tax benefit, were over 25 percent of sales. Without this item, margins in Health Care were nearly 19 percent, similar to the first quarter last year.

In the Consumer and Office segment, sales increased about 8 percent in dollars and about 10 percent in local currencies. The office supply, home care and do-it-yourself businesses drove higher revenues. Profits rose 20 percent from the first quarter last year, mainly due to solid volume gains.

In the Electro and Communications segment, revenues increased 14 percent in dollars and 15 percent in local currencies. The company continued to see strong growth in Microflex circuits. The newly formed Interconnect Solutions Division, which supplies electronic cabling, cable assemblies and electronic connectors, also achieved sharply higher sales. In telecommunications, growth was primarily driven by continued strong demand for connecting, protecting and other products used by telephone service providers to upgrade the performance of their installed copper-based systems. Profits of this market increased about 9 percent. Profits grew more slowly than sales due to volume-related price decreases in certain 3M electronic products.

In the Specialty Material Markets segment, sales increased 5 percent in dollars and about 7 percent in local currencies. Growth was led by performance materials, particularly in electronics-related applications and by 3M's roofing granules business. 3M acquired the remaining 46 percent minority interest in Dyneon at the end of 1999. In the year 2000, the purchase method of accounting resulted in the amortization of intangibles and higher depreciation of fixed assets within operating income. On a proforma basis, assuming this acquisition had occurred at the beginning of 1999, this market would show an operating income increase of 2 percent. Also, in 2000, the 46 percent minority interest profit remains with 3M and is not eliminated, resulting in a first quarter 2000 benefit to the company of $7 million that is not reflected in reported market operating income.

FINANCIAL CONDITION AND LIQUIDITY
The company's financial condition and liquidity remain strong. Working capital totaled $2.165 billion at March 31, 2000, compared with $2.247 billion at year-end 1999. The accounts receivable average days' sales outstanding was 56 days, down from 61 days at year-end. The company's inventory index was 3.2 months, up slightly from 3.1 months at year-end. The company's current ratio was 1.5, down from
1.6 at year-end.

Total debt decreased $67 million from year-end 1999 to $2.543 billion. As of March 31, 2000, total debt was 29 percent of total capital.

The company's strong credit rating provides ready and ample access to funds in global capital markets. At March 31, 2000, the company had available short-term lines of credit totaling about $703 million.

Net cash provided by operating activities totaled $573 million in the first three months of the year, down $255 million from the same period last year. In the year 2000, accounts receivable and inventory dollars increased, primarily due to solid sales growth. In 1999, the company had benefits in working capital and other areas. Net cash inflows from mammary implant litigation were $21 million in the first three months of 2000, compared with $30 million in net cash outflows in the same period last year.

Timing differences between payment of implant liabilities and receipt of related insurance recoveries could affect the cash flows of future periods. This is discussed in Part II, Item 1, Legal Proceedings, of this Form 10-Q.

Cash used in investing activities totaled $233 million in the first three months of the year, compared with $329 million in the same period last year. Capital expenditures for the first three months of 2000 were $244 million, a decrease of about 15 percent from the same period last year.

In April 2000, 3M acquired 100 percent of the voting stock, half of the total shares outstanding, of Quante AG, a manufacturer of telecommunications products and systems for cash. The company has made a tender offer for the remaining shares outstanding. Sales of Quante AG in 1999 were approximately $350 million. The company expects to complete a number of acquisitions in 2000, principally for cash, although no estimate can currently be made of the number of such acquisitions or the amounts involved.

Treasury stock repurchases for the first three months of 2000 were $341 million, compared with $32 million in the same period last year. Financing activities in the first three months of 2000 for both short-term and long-term debt included net cash outflows of $48 million, compared with net cash outflows of $240 million in the same period last year.

The company repurchased about 3.9 million shares of common stock in the first three months of 2000, compared with about 400,000 shares in the same period last year. In November 1999, the Board of Directors authorized the repurchase of up to 12 million shares of 3M common stock through December 31, 2000. As of March 31, 2000, 8.1 million shares remained authorized for repurchase. Stock repurchases are made to support employee stock purchase plans and for other corporate purposes.

Cash dividends paid to shareholders totaled $231 million in the first three months of this year, compared with $225 million in the same period last year. In February 2000, the quarterly dividend was increased to 58 cents per share.

Legal  proceedings are discussed in the Legal Proceedings section  in
Part II, Item 1, of this Form 10-Q.

FUTURE OUTLOOK
The company is not able to project what the consequences will be from the dynamic economies around the world. The company is monitoring business conditions closely and is prepared to make adjustments in costs, pricing and investments as appropriate.

For the next nine months, the company expects to increase sales in local currencies, including the Quante AG acquisition, close to 10 percent. Volume is expected to increase nearly 11 percent, with selling prices down about 1 percent. Currency, at April 25, 2000, rates, would reduce year 2000 sales by about 1.5 percent worldwide.

The company expects continued solid earnings growth in the remaining nine months of 2000. The company estimates, based on currency rates as of April 25, 2000, that currency would reduce earnings for the year by about 10 cents per share, primarily due to a weaker-than-anticipated Euro. The company expects raw material costs to increase about 2 percent for the year 2000. Despite these challenges, the company believes it will deliver solid results, helped by strong volume gains and continued good productivity.

YEAR 2000 UPDATE
As of the date of this filing, the company has not experienced any material Year 2000 problems with its IT or non-IT systems or products, nor has the company experienced any material problems with any of its key customers or suppliers. Refer to the 1999 Form 10-K for a complete discussion of the Year 2000 issue.

THE EURO CONVERSION
There have not been any significant new developments relating to the Euro Conversion since year-end 1999. Refer to the 1999 Form 10-K for a complete discussion of the Euro Conversion.

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

There can be no certainty that the company may not ultimately incur charges, whether for governmental proceedings and claims, products liability claims, or other actions, in excess of presently established accruals. While such future charges could have a material adverse impact on the company's net income in the quarterly period in which they are recorded, the company believes that such additional charges, if any, would not have a material adverse effect on the consolidated financial position, annual results of operations, or cash flows of the company. (NOTE: The preceding sentence applies to all legal proceedings involving the company except the breast implant litigation and environmental matters, which are discussed separately in the next sections).

Breast Implant Litigation

As previously reported in the company's Annual Report of Form 10-K for the year ended December 31, 1999, the company and certain other companies have been named as a defendant in a number of claims and lawsuits alleging damages for personal injuries of various types resulting from breast implants formerly manufactured by the company or a related company. The company entered the business of manufacturing breast implants in 1977 by purchasing McGhan Medical Corporation. In 1984, the company sold the business to a corporation that also was named McGhan Medical Corporation.

As of March 31, 2000, the company had been named as a defendant, often with multiple co-defendants, in 2,752 lawsuits and 36 claims in various courts, all seeking damages for personal injuries from allegedly defective breast implants. These lawsuits and claims purport to represent 8,751 individual claimants. It is not yet certain how many of these lawsuits and claims involve (i) products manufactured and sold by the company, as opposed to other manufacturers, or (ii) individuals who accepted benefits under the Revised Settlement Program (as defined later). The company has confirmed that 421 of the 8,751 individual claimants have opted out of the class action and have 3M Implants. The company believes that most of these lawsuits and claims will be dismissed either because the claimants did not have 3M Implants or the claimants accepted benefits under the Revised Settlement Program. The company continues to work to clarify the status of these lawsuits and claims.

On December 22, 1995, the Court approved a revised class action settlement program for resolution of claims seeking damages for personal injuries from allegedly defective breast implants (the "Revised Settlement Program"). The Court ordered that, beginning after November 30, 1995, members of the plaintiff class may choose to participate in the Revised Settlement Program or opt out, which would then allow them to proceed with separate product liability actions.

The company believes that approximately 90 percent of the registrants, including those claimants who filed current claims, have elected to participate in the Revised Settlement Program. It is still unknown as to what disease criteria all claimants have satisfied, and what options they have chosen. As a result, the total amount and timing of the company's prospective payments under the Revised Settlement Program cannot be determined with precision at this time. As of March 31, 2000, the company has paid $293 million into the court-administered fund as a reserve against costs of claims payable by the company under the Revised Settlement Program (including a $5 million administrative assessment). Additional payments will be made as necessary. Payments to date have been consistent with the company's estimates of the total liability for these claims.

Under the Revised Settlement Program, additional opt outs are expected to be minimal since the opt-out deadline has passed for virtually all U.S. class members. The company's remaining obligations under the Revised Settlement Program are limited since
(i) most payments to Current Claimants have already been made, (ii) no additional Current Claims may be filed without court approval, and (iii) Late Registrants are limited by the terms of the Revised Settlement Program.

The company's current best estimate of the amount to cover the cost and expense of the Revised Settlement Program and the cost and
expense   of  resolving  opt-out  claims  and  recovering  insurance proceeds is $1.2 billion. After subtracting payments of $1.137 billion as of March 31, 2000, for defense and other costs and settlements with litigants and claimants, the company had accrued liabilities of $63 million.

As previously reported in the company's Annual Report of Form 10-K for the year ended December 31, 1999, the company's insurers initiated a declaratory judgment action in Ramsey County Minnesota against the company seeking adjudication of certain coverage and allocation issues. The jury trial finished on February 24, 2000. The jury returned a verdict favorable to the company by rejecting all of the insurers' remaining defenses to coverage for breast implant liabilities and costs. The court will consider additional remedies requested by the company and the insurers including eliminating, limiting or extending allocation among the insurers providing occurrence-based coverage (before 1986), pre- and post-judgment interest, attorneys' fees and further equitable relief. The company expects the court's findings and final judgment in the summer of 2000.

As of March 31, 2000, the company had accrued receivables for insurance recoveries of $578 million, representing settled but yet to be paid amounts as well as amounts contested by the insurance carriers. During the first quarter of 2000, the company reached final settlement or settlement agreements in principle with a number of its occurrence carriers and received payments from several of these occurrence carriers. Various factors could affect the timing and amount of proceeds to be received under the company's various insurance policies, including (i) the timing of payments made in settlement of claims; (ii) the outcome of occurrence insurance litigation in the courts of Minnesota (as discussed above) and Texas; (iii) potential arbitration with claims-made insurers; (iv) delays in payment by insurers; and (v) the extent to which insurers may become insolvent in the future. There can be no absolute assurance that the company will collect all amounts accrued as being probable of recovery from its insurers.

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

Environmental Matters

The company's operations are subject to environmental laws and regulations enforceable by foreign, federal, state, local authorities and private parties in the United States and abroad, including those pertaining to air emissions, wastewater discharges, toxic substances, and the handling and disposal of solid and hazardous wastes. These laws and regulations provide under certain circumstances for the remediation of contamination, as well as personal injury and property damage claims. The company has incurred, and will continue to incur, costs and capital expenditures in complying with these laws and regulations, defending potential personal injury and property damage claims, and modifying its business operations in light of its environmental responsibilities. In its effort to carry out its environmental responsibilities and comply with environmental laws and regulations, the company has established, and periodically updates, policies relating to environmental standards of performance for its operations worldwide.

Under certain environmental laws, including the United States Comprehensive Environmental Response, Compensation and Liability Act of 1980 and similar state laws, the company may be jointly and severally liable for the costs of environmental contamination at current or former facilities and at off-site locations at which the company has disposed of hazardous waste. The company has identified numerous locations, most of which are in the United States, at which it may have some liability for remediating contamination. Amounts expensed for environmental remediation activities are not expected to be material for the year 2000 at these locations. Liabilities for estimated costs of environmental remediation are, depending on the site, based primarily upon internal or third-party environmental studies, and estimates as to the number, participation level and financial viability of any other potentially responsible parties, the extent of the contamination and the nature of required remedial actions. Recorded liabilities are adjusted as further information develops or circumstances change. The amounts provided in the company's consolidated financial statements for environmental liabilities are the gross amount of such liabilities, without deductions for insurance or third party indemnity claims. The company expects that the amounts accrued will be paid out over the periods of remediation for the applicable sites, currently ranging from approximately 5 to 30 years.

It is often difficult to estimate the cost of environmental compliance and remediation and potential claims given the uncertainties regarding the interpretation and enforcement of applicable environmental laws and regulations, the extent of environmental contamination and the existence of alternate cleanup methods. The company records an environmental liability when it is probable that a liability has been incurred by the company and the amount of the liability can be reasonably estimated. Where no amount within a range of estimates is more likely, the minimum is recorded. Otherwise, the most likely cost to be incurred is recorded.

The company's current assessment of the probable liabilities and associated expenses related to environmental matters is based on the facts and circumstances known at this time. New developments may occur that could affect the company's assessment. These developments include, but are not limited to, (i) changes in the information available regarding the environmental impact of the company's operations and products; (ii) changes in environmental regulations or enforcement policies; (iii) new and evolving analytical and remediation techniques; (iv) success in allocating liability to other potentially responsible parties; and (v) financial viability of other potentially responsible parties and third-party indemnitors.

Although the company believes that the amounts accrued for current environmental liabilities are adequate, given the uncertainties involved in environmental matters, it is possible that the amount of capital expenditures and other costs which will be required may exceed the amounts accrued for environmental liabilities and the difference could have a material adverse effect on the consolidated financial position, annual results of operations, or cash flows of the company.

Item 6.  Exhibits and Reports on Form 8-K

      (a) The following documents are filed as exhibits to this Report.

          (12) A statement setting forth the calculation of the ratio of earnings to fixed charges. Page 21.

          (15) A letter from the company's independent auditors regarding unaudited interim consolidated financial statements. Page 22.

          (27) Financial data schedule (EDGAR filing only).


None of the other item requirements of Part II of Form 10-Q are applicable to the company for the quarter ended March 31, 2000.

                                 SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          MINNESOTA MINING AND MANUFACTURING COMPANY
                                         (Registrant)



Date:              May 8, 2000


                          /s/ Robert J. Burgstahler

                           Robert J. Burgstahler, Vice President and
                           Chief Financial Officer

                          (Mr. Burgstahler is the Principal Financial
                          and  Accounting Officer and has  been  duly
                          authorized  to  sign  on  behalf   of   the
                          registrant.)