Form 10-Q
period 2000-06-30
MINNESOTA MINING & MANUFACTURING CO
filed 2000-08-04
CIK 66740

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-Q

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter ended June 30, 2000       Commission file number: 1-3285


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


      On  June  30,  2000,  there  were 395,291,674   shares  of  the
      Registrant's common stock outstanding.


                     This document contains 29 pages.
               The exhibit index is set forth on page 26.


      Minnesota Mining and Manufacturing Company and Subsidiaries

                     PART I.  Financial Information

                    Consolidated Statement of Income
             (Amounts in millions, except per-share amounts)
                              (Unaudited)
                               Three months ended     Six months ended
                                     June 30               June 30
                                2000       1999        2000        1999
Net sales                      $4,224     $3,863      $8,276      $7,639

Operating expenses
  Cost of goods sold            2,379      2,188       4,645       4,350
  Selling, general and
    administrative expenses     1,068        975       2,089       1,940
  Other income - net               --       (104)        (50)       (104)
         Total                  3,447      3,059       6,684       6,186

Operating income                  777        804       1,592       1,453

Other income and expense
  Interest expense                 26         26          52          57
  Investment and other
    income - net                   (6)        (7)        (12)        (15)
         Total                     20         19          40          42

Income before income taxes
  and minority interest           757        785       1,552       1,411

Provision for income taxes        265        291         547         516

Minority interest                  22         18          48          35

Net income                     $  470     $  476      $  957      $  860

Weighted average common
  shares outstanding - basic    395.6      403.2       396.6       402.8
Earnings per share - basic     $ 1.19     $ 1.18      $ 2.41      $ 2.14

Weighted average common
  shares outstanding - diluted  399.2      407.4       400.5       406.5
Earnings per share - diluted   $ 1.18     $ 1.17      $ 2.39      $ 2.12

<F1>
The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.


         Minnesota Mining and Manufacturing Company and Subsidiaries
                          Consolidated Balance Sheet
                (Dollars in millions, except per-share amounts)
                                                  (Unaudited)
                                                    June 30,   December 31,
                                                      2000         1999
Assets
Current assets
  Cash and cash equivalents                          $   420       $   387
  Other securities                                        16            54
  Accounts receivable - net                            3,009         2,778
  Inventories
    Finished goods                                     1,226         1,103
    Work in process                                      607           544
    Raw materials and supplies                           419           383
      Total inventories                                2,252         2,030
  Other current assets                                 1,057           817
        Total current assets                           6,754         6,066
Investments                                              559           487
Property, plant and equipment                         13,646        13,379
  Less accumulated depreciation                       (7,936)       (7,723)
    Property, plant and equipment - net                5,710         5,656
Other assets                                           1,910         1,687
        Total                                        $14,933       $13,896

Liabilities and Stockholders' Equity
Current liabilities
  Short-term debt                                    $ 1,871       $ 1,130
  Accounts payable                                     1,078         1,008
  Payroll                                                358           361
  Income taxes                                           708           464
  Other current liabilities                              959           856
        Total current liabilities                      4,974         3,819
Long-term debt                                         1,193         1,480
Other liabilities                                      2,343         2,308

Stockholders' equity
   Common stock, 472,016,528 shares issued,
     $.01 par value ($.50 par value - 1999)                5           236
   Capital in excess of par value                        291            60
   Retained earnings                                  11,173        10,741
   Treasury stock, at cost                            (4,127)       (3,833)
     June 30, 2000:      76,724,854 shares
     December 31, 1999:  73,305,711 shares
   Unearned compensation - ESOP                         (314)         (327)
   Accumulated other comprehensive income (loss)
     Cumulative translation - net                       (753)         (694)
     Minimum pension liability adjustments - net         (30)          (30)
     Debt and equity securities, unrealized gain - net   178           136
     Total accumulated other comprehensive loss         (605)         (588)
       Stockholders' equity - net                      6,423         6,289
         Total                                       $14,933       $13,896

<F1>
The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.


         Minnesota Mining and Manufacturing Company and Subsidiaries

                     Consolidated Statement of Cash Flows
                            (Dollars in millions)
                                 (Unaudited)
                                                       Six months ended
                                                            June 30
                                                        2000       1999
Cash Flows from Operating Activities
Net income                                            $  957     $  860

Adjustments to reconcile net income
     to net cash provided by operating activities
   Depreciation and amortization                         457        449
   Accounts receivable                                  (206)      (176)
   Inventories                                          (155)        91
   Implant litigation - net                               31         57
   Other - net                                            69        432
Net cash provided by operating activities              1,153      1,713

Cash Flows from Investing Activities
Purchases of property, plant and equipment              (466)      (513)
Acquisitions of businesses                              (297)        (2)
Proceeds from sale of businesses                           1        203
Other changes - net                                      (21)       (41)
Net cash used in investing activities                   (783)      (353)

Cash Flows from Financing Activities
Change in short-term debt - net                          454       (694)
Repayment of long-term debt                              (15)      (105)
Proceeds from long-term debt                               3          1
Purchases of treasury stock                             (498)      (223)
Reissuances of treasury stock                            129        200
Dividends paid to stockholders                          (460)      (452)
Distributions to minority interests                      (26)        (9)
Net cash used in financing activities                   (413)    (1,282)

Effect of exchange rate changes on cash                   76        (31)

Net increase in cash and cash equivalents                 33         47

Cash and cash equivalents at beginning of year           387        211
Cash and cash equivalents at end of period            $  420     $  258

<F1>
The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

        Minnesota Mining and Manufacturing Company and Subsidiaries
                 Notes to Consolidated Financial Statements
                                (Unaudited)

The interim consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. These adjustments consist of normal, recurring items, except for non-recurring items relating to the termination of a product distribution agreement in the first quarter of 2000 and gains on divestitures, net of an investment valuation adjustment, in the second quarter of 1999. The results of operations for any interim period are not necessarily indicative of results for the full year. The interim consolidated financial statements and notes are presented as permitted by the requirements of Form 10-Q and do not contain certain information included in the company's annual consolidated financial statements and notes. This Form 10-Q should be read in conjunction with the company's consolidated financial statements and notes included in its 1999 Annual Report on Form 10-K.

Acquisitions:
In separate transactions during the second quarter of 2000, 3M acquired 81 percent of Quante AG (a telecommunications company) and 100 percent of four smaller businesses for a total purchase price of $297 million in cash plus 128,994 shares of 3M common stock. The stock had a fair market value of $11 million and was previously held as 3M treasury stock. All of these transactions were accounted for using the purchase method of accounting. The preliminary estimated fair values of assets acquired and liabilities assumed relating to these acquisitions are summarized below:

Amounts in millions - Asset (Liability):
Accounts receivable           $ 86
Inventories                    109
Other working capital - net    (95)
Property, plant and equipment  129
Purchased intangible assets    167
Other assets                    29
Interest bearing debt          (99)
Long-term liabilities          (18)
  Net assets acquired         $308

The purchased intangible assets, including goodwill, are being amortized on a straight-line basis over the periods benefited, ranging from three to twenty years. The company has made a tender offer of about $35 million for the remaining shares outstanding of Quante AG. Proforma information related to these acquisitions is not included as the impact of these acquisitions on the company's results of operations is not considered to be significant.

Specialty Material - Perfluorooctanyl Chemistry Phase Out:
In May 2000, 3M announced its intent to substantially phase out production by the end of 2000 of the perfluorooctanyl chemistry used to produce certain repellents and surfactant products. These include many Scotchgard brand products, such as soil, oil and water repellent products; coatings used for oil and grease resistance on paper packaging; fire-fighting foams; and specialty components for other products. The affected product lines represent about $300 million in annual sales with an operating income margin around 20 percent.

The company continues to analyze the expected costs in connection with exiting these operations and has determined that no charges should be recorded during the second quarter of 2000. As of June 30, 2000, the company did not record any severance charges as the accounting requirements for recording severance charges had not been met. As of June 30, 2000, the company has sufficient identifiable cash flows to recover the carrying value of the affected equipment and believes it is likely that such equipment has alternative future uses. Accordingly, no impairment or accelerated depreciation expense has been recorded. The company expects to complete final assessments in the second half of 2000 regarding equipment and personnel.

Company Restructuring Charge:
As of December 31, 1999, the company-wide restructuring program, initiated in the second half of 1998, was substantially complete. This is discussed in the 1999 Form 10-K. Because certain employees can defer receipt of termination benefits for up to 12 months, cash payments in the first six months of 2000 relate primarily to previous terminations. Selected information relating to the restructuring follows.

Restructuring                       Employee
Liability                        Termination
(Millions)                          Benefits      Other       Total
December 31, 1999 liability           $ 31         $ 8         $ 39

Cash payments
   First quarter 2000                  (18)         (1)         (19)
   Second quarter 2000                  (1)         (1)          (2)
June 30, 2000 liability               $ 12         $ 6         $ 18

Financial Instruments:
In the second quarter of 2000, the company entered into additional forward contracts, primarily in European euros, to reduce exchange rate risk arising from cross-border financing activities denominated in foreign currencies. This increased the forward contracts face amounts from $997 million at year-end 1999 to about $1.2 billion at June 30, 2000. The amounts at risk are not material because the company has the ability to generate offsetting foreign currency cash flows.

Business Segments:
In the first quarter of 2000, business segment operating income for 1999 was restated for minor amounts, to be consistent with year 2000 management reporting practices. Certain costs previously included in Corporate and Unallocated were allocated to the individual business segments. 3M net sales and operating income by segment for 1999 and 2000 follow.

Business
Segment
Information              Six Months    Second Quarter   First Quarter
(Millions)              2000     1999    2000    1999    2000    1999
Net sales
Industrial            $1,784   $1,678  $  873  $  836  $  911  $  842
Transportation,
 Graphics and Safety   1,784    1,583     912     806     872     777
Health Care            1,559    1,561     794     793     765     768
Consumer and Office    1,379    1,276     692     638     687     638
Electro and
 Communications        1,147      927     642     485     505     442
Specialty Material       607      584     302     292     305     292
Corporate and
 Unallocated              16       30       9      13       7      17
Total Company         $8,276   $7,639  $4,224  $3,863  $4,052  $3,776

Operating income
Industrial            $  338   $  302  $  153  $  154  $  185  $  148
Transportation,
 Graphics and Safety     422      319     213     171     209     148
Health Care              351      338     158     194     193     144
Consumer and Office      207      183     102      95     105      88
Electro and
 Communications          194      172     105      90      89      82
Specialty Material       108      115      57      60      51      55
Corporate and
 Unallocated             (28)      24     (11)     40     (17)    (16)
Total Company         $1,592   $1,453  $  777  $  804  $  815  $  649


Business
Segment                        Fourth   Third          Fourth   Third
Information              Year Quarter Quarter    Year Quarter Quarter
(Millions)               1999    1999    1999    1999    1999    1999
                              Net sales            Operating income
Industrial            $ 3,394  $  865  $  851  $  612  $  156  $  154
Transportation,
 Graphics and Safety    3,228     819     826     675     172     184
Health Care             3,118     789     768     680     159     183
Consumer and Office     2,688     700     712     401      97     121
Electro and
 Communications         2,014     553     534     402     111     119
Specialty Material      1,166     284     298     185      20      50
Corporate and
 Unallocated               51      13       8       1      27     (50)
Total Company         $15,659  $4,023  $3,997  $2,956  $  742  $  761

First quarter 2000 operating income includes a $50 million benefit relating to the termination of a product distribution agreement in the Health Care segment. Third quarter 1999 operating income includes a $43 million gain related to divestitures, mainly in the Health Care area, and Corporate and Unallocated includes $73 million in litigation expense partially offset by a $26 million change in estimate that reduced the restructuring charge. Second quarter 1999 operating income includes gains on divestitures, net of an investment valuation adjustment, of $30 million in Health Care and $74 million in Corporate and Unallocated.

Accounting Pronouncements:
In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition." An amendment in June 2000 delayed the effective date until the fourth quarter of 2000. The company is reviewing the requirements of this standard and has not yet determined the impact of this standard on its consolidated financial statements.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended, must be adopted by the company no later than January 1, 2001. The company is reviewing the requirements of this standard. Although the company expects that this standard will not materially affect its financial position or results of operations, it has not yet finalized its determination of the impact of this standard on its consolidated financial statements.

Earnings Per Share:
The difference in the weighted average common shares outstanding for calculating basic and diluted earnings per share is attributable to the assumed exercise of the Management Stock Ownership Program (MSOP) stock options for the three-month and six-month periods ended June 30, 2000 and 1999. Certain MSOP options outstanding were not included in the computation of diluted earnings per share because they would not have had a dilutive effect (about 13.5 million to 16.0 million shares for all periods presented).

Comprehensive Income:
The components of total comprehensive income are shown below. In the second quarter of 2000 and 1999, deferred income taxes for the unrealized gain on debt and equity securities totaled $8 million and $23 million, respectively, and in the first six months of 2000 and 1999 totaled $25 million and $29 million, respectively.

Total Comprehensive Income      Three months ended  Six months ended
                                      June 30            June 30
(Millions)                         2000     1999      2000    1999
Net income                        $ 470    $ 476     $ 957   $ 860
Other comprehensive income (loss)
  Cumulative translation - net       (4)     (26)      (59)   (210)
  Debt and equity securities,
    unrealized gain - net            13       37        42      48
      Total comprehensive income  $ 479    $ 487     $ 940   $ 698

Common Stock:
At the Annual Meeting of Stockholders held on May 9, 2000, the company's shareholders approved amendments to the company's Restated Certificate of Incorporation (i) to increase the number of authorized shares of common stock of the company to 1.5 billion shares and (ii) to change the par value of the company's common stock to $.01 per share. This change resulted in a reclassification of $231 million from common stock to capital in excess of par value.

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

               Review Report of Independent Auditors


To the Stockholders and Board of Directors of Minnesota Mining and Manufacturing Company:

We have reviewed the accompanying consolidated balance sheet of Minnesota Mining and Manufacturing Company and Subsidiaries as of June 30, 2000, and the related consolidated statements of income for each of the three-month and six-month periods ended June 30, 2000 and 1999, and of cash flows for the six-month periods ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

We previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet as of December 31, 1999, and the related consolidated statements of income, of changes in stockholders' equity and comprehensive income, and of cash flows for the year then ended (not presented herein); and in our report dated February 14, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1999, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


                               /s/ PricewaterhouseCoopers LLP

                               PricewaterhouseCoopers LLP



St. Paul, Minnesota
July 26, 2000

       Minnesota Mining and Manufacturing Company and Subsidiaries

                 Management's Discussion and Analysis of
              Financial Condition and Results of Operations

RESULTS OF OPERATIONS
Second Quarter
Worldwide sales for the second quarter totaled $4.224 billion, up 9.3 percent from the second quarter last year. Volume increased 12 percent. Selling prices worldwide declined about 2 percent, largely due to reductions in 3M's electronics business, which posted strong volume gains. Currency decreased worldwide sales by about 1 percent.

In the United States, sales totaled $1.958 billion, with volume up 7 percent on a reported basis and 8 percent excluding acquisitions and divestitures. U.S. selling prices declined 1 percent overall.

Internationally, sales totaled $2.266 billion, up nearly 13 percent in dollars and more than 15 percent in local currencies. Currency reduced international sales by 2.5 percent. Negative currency translation of 9 percent in Europe and 4 percent in Latin America more than offset a positive 7 percent benefit in the Asia Pacific area. The positive trend in 3M's international top-line growth was evident in all major geographic areas.

European local currency sales increased nearly 19 percent, with about half of this increase related to the acquisition of Quante AG, a manufacturer of telecommunications products and systems. In the Asia Pacific area, local currency sales increased 13 percent. In Asia outside Japan, local currency sales increased 18 percent, led by Korea and the China region. In Japan, local currency sales increased 11 percent. In Latin America, sales in local currencies were up about 13 percent, with strong growth in both Brazil and Mexico. In Canada, local currency sales increased 4 percent.

Cost of goods sold was 56.3 percent of sales, down three-tenths of a percentage point from the second quarter last year. Gross margins benefited from a strong performance in our factories, volume growth, productivity gains and lower employee benefit costs, but were penalized by higher raw material costs. Cost of goods sold includes manufacturing; research, development, and related expenses; and engineering expenses.

Selling, general and administrative expenses were 25.3 percent of sales, about the same as in the second quarter of last year. These expenses were helped by lower employee benefit costs, but also reflected higher advertising and promotion expenses.

Other operating income in the second quarter of 1999 reflects a pre-tax benefit of $104 million ($55 million, or 14 cents per share, after tax) related to gains on divestitures, net of an investment valuation adjustment.

The following discussion excludes the impact of this second quarter 1999 non-recurring pre-tax benefit of $104 million.

Worldwide operating income was 18.4 percent of sales, up three-tenths of a percentage point from the same period last year.

Second-quarter interest expense of $26 million was the same as in the second quarter last year, and in line with recent quarters. Net investment and other income was $6 million, also in line with recent quarters.

The worldwide effective income tax rate for the quarter was 35.0 percent, down from 35.5 percent in the second quarter last year.

Minority interest was $22 million, compared with $18 million in the second quarter of 1999. The increase reflects higher profits in Sumitomo 3M Limited, partially offset by a decrease as a result of 3M's acquisition of the 46 percent minority interest in Dyneon in December of 1999.

Net income for the second quarter of 2000 totaled $470 million, or $1.18 per diluted share, compared with $421 million, or $1.03 per diluted share, in the second quarter of 1999. The company estimates that changes in the value of the U.S. dollar decreased earnings for the quarter by about 2 cents per share compared with the second quarter of 1999. This estimate includes the effect of translating profits from local currencies into U.S. dollars; the impact of currency fluctuations on the transfer of goods between 3M operations in the United States and abroad; and transaction gains and losses.

First Six Months
Worldwide  sales for the first six months totaled $8.276 billion,  up
8.3 percent from the same period last year. Volume increased 11 percent. Selling prices worldwide declined about 2 percent, largely due to reductions in 3M's electronics business, which posted strong volume gains. Currency decreased worldwide sales by about 1 percent.

In the United States, sales totaled $3.850 billion, with volume up 7 percent and selling prices down 1 percent overall. Internationally, sales totaled $4.426 billion. Volume increased 15 percent, while selling prices were down about 2 percent, resulting in overall local-currency sales gains of about 13 percent. Currency translation reduced international sales by 3 percent.

Cost of goods sold was 56.2 percent of sales, down seven-tenths of a percentage point from the same period last year. Gross margins benefited from a strong performance in our factories, volume growth, productivity gains and lower employee benefit costs, but were penalized by higher raw material costs. Cost of goods sold includes manufacturing; research, development, and related expenses; and engineering expenses.

Selling, general and administrative expenses were 25.2 percent of sales, compared with 25.4 percent in the same period last year. These expenses were helped by lower employee benefit costs, but also reflected higher advertising and promotion expenses.

Other operating income in the first six months of 2000 reflects a pre-tax benefit of $50 million, or 8 cents per share, associated with the termination of a product marketing and distribution agreement in the health care business. The first six months of 1999 reflects a pre-tax benefit of $104 million, or 14 cents per share, relating to gains
on  divestitures,  net  of an investment valuation  adjustment.   The
impact of these items on 3M's Consolidated Statement of Income follows.

Supplemental Unaudited Consolidated Statement of Income Information
(Millions, except per-share amounts)
                       Six months ended             Six months ended
                         June 30, 2000                June 30, 1999
                 Excluding                      Excluding
                      non-       Non-                non-      Non-
                  recurring recurring Reported  recurring recurring Reported
                      items     items    total      items     items    total
Operating  income    $1,542  $   50     $1,592     $1,349    $  104   $1,453
Other  expense           40       --        40         42        --       42
Income before
 income taxes and
 minority interest   $1,502  $   50     $1,552     $1,307    $  104   $1,411
Provision for
 income taxes           528      19        547        467        49      516
Effective tax rate    35.2%   38.0%      35.3%      35.7%     46.9%    36.6%
Minority interest        48       --        48         35        --       35
Net income           $  926  $   31     $  957    $   805   $    55   $  860
  Per share-diluted  $ 2.31  $  .08     $ 2.39    $  1.98   $   .14   $ 2.12

The following discussion excludes the impact of non-recurring items.

Worldwide  operating income was 18.6 percent of sales, up nine-tenths of a percentage point from the same period last year. Volume growth and productivity gains drove most of the improvement in worldwide
operating   income.   The  lower  employee  benefit  costs  discussed
previously is the result of lower pension expense, primarily in the United States. This five-tenths of a percentage point improvement is more than offset by higher payroll costs and other inflationary impacts.

The first six months interest expense of $52 million was down $5 million from the same period last year. Net investment and other income was $12 million, compared with $15 million in the first six months of 1999.

The  worldwide effective income tax rate for the first six months was
35.2 percent, down from 35.7 percent in the same period last year.

Minority interest was $48 million, compared with $35 million in the same period of 1999. The increase reflects higher profits in Sumitomo 3M Limited, partially offset by a decrease as a result of 3M's acquisition of the 46 percent minority interest in Dyneon in December of 1999.

Net income for the first six months of 2000 totaled $926 million, or $2.31 per diluted share, compared with $805 million, or $1.98 per diluted share, in the same period of 1999. The company estimates that changes in the value of the U.S. dollar decreased earnings for the first six months of 2000 by about 6 cents per share compared with the same period of 1999. This estimate includes the effect of translating profits from local currencies into U.S. dollars; the impact of currency fluctuations on the transfer of goods between 3M operations in the United States and abroad; and transaction gains and losses.

Performance by Business Segment
The following is a discussion of the global operating results of the company's six business segments. The discussion applies to both second quarter and first six month results unless otherwise indicated.

In Industrial Markets, sales for the second quarter increased 5 percent in dollars and 6 percent in local currencies, and for the first six months sales increased 6 percent in dollars and 8 percent in local currencies. Leading growth in this market was the Superabrasives and Microfinishing Systems business, which is growing through strong demand for proprietary 3M abrasives used in the electronics and telecommunications industries. Industrial Markets also saw good demand for high-performance tapes and abrasives. Profits of this market were basically unchanged in the second quarter of 2000 when compared to the same period last year, with the increase in sales offset largely by inflationary and spending increases. First six months operating income was up about 12 percent, driven by volume gains, increased manufacturing efficiencies, and other cost improvements.

In the Transportation, Graphics and Safety segment, sales for the second quarter and first six months rose 13 percent both in dollars and in local currencies. Optical Systems continued to show outstanding growth, providing optical films for computer monitors, electronic organizers, cell phones and other devices with electronic displays. At the end of second quarter, 3M acquired a manufacturer of touch screens and related products, which adds product offerings to the Optical Systems business. The occupational health and safety, automotive, and safety and security businesses also turned in good worldwide sales growth. Profits increased 25 percent from the comparable quarter and 32 percent for the first six months, led by double-digit sales growth and productivity gains.

In the Health Care segment, sales for the second quarter and first six months were basically flat in dollars and up about 2.5 percent in local currencies. Excluding divestitures, local-currency health care sales increased about 7 percent. The pharmaceuticals, skin health, health information systems and dental businesses all posted good sales gains.

Non-recurring items in Health Care in the first quarter of 2000 include a $50 million gain associated with the termination of a product distribution agreement and in the second quarter of 1999 include gains on divestitures of $30 million. Excluding non-recurring items, operating income in the second quarter and first six months was relatively flat, with the comparison impacted by divestitures made in 1999 and inflationary and spending increases in 2000.

In the Consumer and Office segment, sales for the second quarter and first six months increased about 8 percent in dollars and about 10 percent in local currencies. The office supply, home care and do-it-yourself businesses drove higher revenues. Profits rose 7 percent in the second quarter and 13 percent for the first six months, mainly due to solid volume gains, partially offset by higher advertising and promotion expenses.

In the Electro and Communications segment, revenues for the second quarter increased 32 percent in dollars. Excluding acquisitions, revenues for the second quarter and first six months increased 15 percent. In the second quarter of 2000, 3M acquired 81 percent of the total shares outstanding of Quante AG, a German
telecommunications  company.   Sales  of  Quante  AG  in  1999   were
approximately $350 million. This market continued to see strong growth in Microflex circuits, connectors, telecom, and electronic handling and protection products. Profits of this market increased about 16 percent in the second quarter and 13 percent for the first six months. Profits grew more slowly than sales due to volume-related price decreases in certain 3M electronic products and costs associated with the Quante AG acquisition.

In the Specialty Material Markets segment, sales for the second quarter increased more than 3 percent in dollars and about 5 percent in local currencies, and for the first six months sales increased 4 percent in dollars and about 6 percent in local currencies. Growth was led by performance materials, particularly in electronics-related applications and by 3M's roofing granules business. 3M acquired the 46 percent minority interest in Dyneon at the end of 1999. In the year 2000, the purchase method of accounting resulted in the amortization of intangibles and higher depreciation of fixed assets within operating income. On a proforma basis, assuming this acquisition had occurred at the beginning of 1999, this market would show an operating income increase of about 2 percent for both the second quarter and first six months. Also, in 2000, the 46 percent minority interest profit remains with 3M and is not eliminated, resulting in an average quarterly 2000 benefit to the company of $7 million that is not reflected in reported market operating income. In May 2000, 3M announced its intent to substantially phase out production by the end of 2000 of the perfluorooctanyl chemistry used to produce certain repellents and surfactant products. The affected product lines represent about $300 million in annual sales with an operating income margin around 20 percent.

FINANCIAL CONDITION AND LIQUIDITY
The company's financial condition and liquidity remain strong. Working capital totaled $1.780 billion at June 30, 2000, compared with $2.247 billion at year-end 1999. The company's current ratio was 1.4, down from 1.6 at year-end. Working capital and the current ratio were both impacted by higher short-term debt at June 30, 2000, largely relating to new acquisitions, compared with a lower short-term debt balance at December 31, 1999, helped by divestiture income received in 1999. The accounts receivable average days' sales outstanding was 59 days, down from 61 days at year-end, but the same as June 30, 1999. The company's inventory index, which represents the average number of months of inventory on-hand, was 3.3 months, up slightly from 3.1 months at year-end.

Total debt increased $454 million from year-end 1999 to $3.064 billion. As of June 30, 2000, total debt was 32 percent of total capital. The company's strong credit rating provides ready and ample access to funds in global capital markets. At June 30, 2000, the company had available short-term lines of credit totaling about $703 million.

Net cash provided by operating activities totaled $1.153 billion in the first six months of the year, down $560 million from the same period last year. In 2000, accounts receivable and inventory dollars increased, primarily due to solid sales growth. In 1999, the company had benefits in working capital and other areas. Net cash inflows from mammary implant litigation were $31 million in the first six months of 2000, compared with $57 million in net cash inflows in the same period last year.

Timing differences between payment of implant liabilities and receipt of related insurance recoveries could affect the cash flows of future periods. This is discussed in Part II, Item 1, Legal Proceedings, of this Form 10-Q.

Cash used in investing activities totaled $783 million in the first six months of the year, compared with $353 million in the same period last year. Capital expenditures for the first six months of 2000 were $466 million, a decrease of about 9 percent from the same period last year. Proceeds from sales of businesses in 1999 totaling $203 million related to divestitures of Eastern Heights Bank and the Cardiovascular Systems business. In the third quarter of 2000, the company sold an available-for-sale marketable security investment with net cash proceeds of $86 million.

In the second quarter of 2000, in separate transactions, 3M acquired 81 percent of Quante AG and 100 percent of four smaller businesses for a total purchase price of $297 million in cash plus 128,994 shares of 3M common stock. Refer to "Acquisitions" in the Notes to Consolidated Financial Statements for details concerning these acquisitions. The company expects to complete some additional acquisitions in the second half of 2000, although no estimate can currently be made of the number of such acquisitions or the amounts involved.

Treasury stock repurchases for the first six months of 2000 were $498 million, compared with $223 million in the same period last year. Financing activities in the first six months of 2000 for both short-term and long-term debt included net cash inflows of $442 million, compared with net cash outflows of $798 million in the same period last year.

The company repurchased about 5.7 million shares of common stock in the first six months of 2000, compared with about 2.6 million shares in the same period last year. In November 1999, the Board of Directors authorized the repurchase of up to 12 million shares of 3M common stock through December 31, 2000. As of June 30, 2000, 6.3 million shares remained authorized for repurchase. Stock repurchases are made to support employee stock purchase plans and for other corporate purposes, including acquisitions.

Cash dividends paid to shareholders totaled $460 million in the first six months of this year, compared with $452 million in the same period last year. In February 2000, the quarterly dividend was increased to 58 cents per share.

Legal  proceedings are discussed in the Legal Proceedings section  in
Part II, Item 1, of this Form 10-Q.

FUTURE OUTLOOK
The company is not able to project what the consequences will be from the dynamic economies around the world. The company is monitoring business conditions closely and is prepared to make adjustments in costs, pricing and investments as appropriate.

For  the  next six months, the company expects to increase  sales  in local currencies, including the Quante AG acquisition, about 10 percent. Currency, at June 30, 2000, rates, is expected to reduce year 2000 sales by about 1.5 percent worldwide.

The company expects continued solid earnings growth in the remaining six months of 2000. The company estimates, based on currency rates as of June 30, 2000, that currency would reduce earnings for the year by about 13 cents per share, primarily due to a weaker-than-anticipated Euro. The company expects raw material costs to increase about 2 percent for the year 2000. Despite these challenges, the company believes it will deliver solid results, helped by strong volume gains and continued good productivity.

ACCOUNTING PRONOUNCEMENTS
Refer to "Accounting Pronouncements" in the Notes to Consolidated Financial Statements for a discussion of accounting pronouncements to be adopted in the future which could affect the company's current financial reporting practices.

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

FORWARD-LOOKING STATEMENTS
This   Quarterly   Report  on  Form  10-Q  contains   forward-looking
statements within the meaning of the Private Securities Litigation
Reform Act of 1995.  These statements may be identified by their use
of words  like "plans,"   "expect,"  "aim,"  "believe,"  "projects,"
"anticipate," "intend," "estimate," "will," "should," "could" and other expressions that indicate future events and trends. All statements that address expectations or projections about the future, including statements about the company's strategy for growth, product development, market position, expenditures and financial results are forward-looking statements.

Forward-looking  statements  are based  on  certain  assumptions  and expectations of future events that are subject to risks and uncertainties. Actual future results and trends may differ materially from historical results or those projected in any such forward-looking statements depending on a variety of factors, including but not limited to the following:

* The effects of, and changes in, worldwide economic conditions -
  The company operates in more than 60 countries and derives approximately 52 percent of its revenues from sales outside the United States. 3M's business may be affected by factors in other countries that are outside its control, such as downturns in economic activity in a specific country or region, the economic difficulties that occurred in Asia in 1998 as an example; social, political or labor conditions in a specific country or region; or potential adverse foreign tax consequences.

* Foreign currency exchange rates and fluctuations in those rates
  - Because 3M derives more than half its revenues from sales outside the United States, its ability to realize projected growth rates in sales and net earnings and results of operations could be adversely affected if the United States dollar strengthens significantly against foreign currencies.

* The timing and market acceptance of 3M's new product offerings -
  3M's growth objectives are largely dependent on its ability to renew its pipeline of new products and to bring those products to market. This ability may be adversely affected by difficulties or delays in product development, such as the inability to: identify viable new products; successfully complete clinical trials and obtain regulatory approvals; obtain adequate intellectual property protection; or gain market acceptance of new products.

* Raw materials, including shortages and increases in the costs of key raw materials.

* Acquisitions, divestitures and strategic alliances - As part of 3M's strategy for growth, the company has made and may continue to make acquisitions, divestitures and strategic alliances. However, there can be no assurance that these will be completed or beneficial to the company.

* Legal proceedings (see discussion of Legal Proceedings in Part
  II, Item 1 of this Form 10-Q).

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

Breast Implant Litigation

As previously reported in the company's Annual Report on Form 10-K for the year ended December 31, 1999, the company and certain other companies have been named as a defendant in a number of claims and lawsuits alleging damages for personal injuries of various types resulting from breast implants formerly manufactured by the company or a related company. The company entered the business of manufacturing breast implants in 1977 by purchasing McGhan Medical Corporation. In 1984, the company sold the business to a corporation that also was named McGhan Medical Corporation.

As of June 30, 2000, the company had been named as a defendant, often with multiple co-defendants, in 2,102 lawsuits and 47 claims in various courts, all seeking damages for personal injuries from allegedly defective breast implants. These lawsuits and claims purport to represent 7,648 individual claimants. It is not yet certain how many of these lawsuits and claims involve (i) products manufactured and sold by the company, as opposed to other manufacturers, or (ii) individuals who accepted benefits under the Revised Settlement Program (as defined later). The company has confirmed that 132 of the 7,648 individual claimants have opted out of the class action and have 3M Implants. The company believes that most of these lawsuits and claims will be dismissed either because the claimants did not have 3M Implants or the claimants accepted benefits under the Revised Settlement Program. The company continues to work to clarify the status of these lawsuits and claims.

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

The   company   believes  that  approximately  90  percent   of   the
registrants, including those claimants who filed current claims, have elected to participate in the Revised Settlement Program. It is still unknown as to what disease criteria all claimants have satisfied, and what options they have chosen. As a result, the total amount and timing of the company's prospective payments under the Revised Settlement Program cannot be determined with precision at this time. As of June 30, 2000, the company has paid $294 million into the court-administered fund as a reserve against costs of claims payable by the company under the Revised Settlement Program (including a $5 million administrative assessment). Additional payments will be made as necessary. Payments to date have been consistent with the company's estimates of the total liability for these claims.

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

The company's current best estimate of the amount to cover the cost and expense of the Revised Settlement Program and the cost and expense of resolving opt-out claims and recovering insurance proceeds is $1.2 billion. After subtracting payments of $1.152 billion as of June 30, 2000, for defense and other costs and settlements with litigants and claimants, the company had accrued liabilities of $48 million.

As previously reported in the company's Annual Report on Form 10-K for the year ended December 31, 1999, the company's insurers initiated a declaratory judgment action in Ramsey County Minnesota against the company seeking adjudication of certain coverage and allocation issues. The jury trial finished on February 24, 2000. The jury returned a verdict favorable to the company by rejecting all of the insurers' remaining defenses to coverage for breast implant liabilities and costs. The court will consider additional remedies requested by the company and the insurers including eliminating, limiting or extending allocation among the insurers providing occurrence-based coverage (before 1986), pre- and post-judgment interest, attorneys' fees and further equitable relief. The company expects the court's findings and final judgment in the third quarter of 2000.

As of June 30, 2000, the company had receivables for insurance recoveries of $554 million, representing settled but yet to be received amounts as well as amounts contested by the insurance carriers. During the second quarter of 2000, the company received payments from several of these occurrence carriers. Various factors could affect the timing and amount of proceeds to be received under the company's various insurance policies, including (i) the timing of payments made in settlement of claims; (ii) the outcome of occurrence insurance litigation in the courts of Minnesota (as discussed above) and Texas; (iii) potential arbitration with claims-made insurers;
(iv) delays in payment by insurers; and (v) the extent to which insurers may become insolvent in the future. There can be no absolute assurance that the company will collect all amounts recorded as being probable of recovery from its insurers.

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

(a)   The registrant held its Annual Meeting of Stockholders on  May
9, 2000.

(b) Proxies for the meeting were solicited pursuant to Regulation 14; there was no solicitation in opposition to management's nominees as listed in the Proxy Statement and all such nominees were elected.

Four directors were elected to the year 2003 Class (Linda G. Alvarado, Ronald O. Baukol, Edward M. Liddy and Aulana L. Peters).

Directors whose terms continue after the meeting were Edward A. Brennan, Livio D. DeSimone, Rozanne L. Ridgway, Frank Shrontz, F. Alan Smith and Louis W. Sullivan.

(c) The ratification of the appointment of PricewaterhouseCoopers LLP, independent auditors, to audit 3M's books and accounts for the year 2000.

For           324,832,451
Against           912,095
Abstain         2,172,159

(d) Amendment to the Restated Certificate of Incorporation to increase the authorized common stock.

For           300,848,587
Against        22,758,040
Abstain         4,310,078

(e) Amendment to the Restated Certificate of Incorporation to change par value.

For           320,791,755
Against         4,109,447
Abstain         3,015,503

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

     (b) The company filed a report on Form 8-K dated May 16, 2000. An exhibit was attached to this Form 8-K that contains the press release regarding 3M phasing out some of the chemistry used to produce certain repellents and surfactant products.

          The company filed a report on Form 8-K dated July 27, 2000. An exhibit was attached to this Form 8-K that contains the press release reporting 3M's financial results for the second quarter of 2000.

          The company filed a report on Form 8-K dated July 27, 2000. An exhibit was attached reflecting amendments to the Certificate of Incorporation approved by the stockholders at the Annual Meeting held on May 13, 2000.

None of the other item requirements of Part II of Form 10-Q are applicable to the company for the quarter ended June 30, 2000.

                                 SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          MINNESOTA MINING AND MANUFACTURING COMPANY
                                         (Registrant)



Date:             August 3, 2000


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