Form 10-Q
period 2000-09-30
MINNESOTA MINING & MANUFACTURING CO
filed 2000-11-01
CIK 66740

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


                            FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter ended September 30, 2000     Commission file number: 1-3285


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


     On September 30, 2000, there were 394,433,465 shares of the Registrant's common stock outstanding.



                   This document contains 31 pages.
              The exhibit index is set forth on page 27.


      Minnesota Mining and Manufacturing Company and Subsidiaries

                     PART I.  Financial Information

                    Consolidated Statement of Income
             (Amounts in millions, except per-share amounts)
                              (Unaudited)
                               Three months ended     Nine months ended
                                  September 30           September 30
                                2000       1999         2000        1999
Net sales                      $4,252     $3,997     $12,528     $11,636

Operating expenses
  Cost of goods sold            2,479      2,253       7,124       6,603
  Selling, general and
    administrative expenses     1,073        979       3,162       2,919
  Restructuring credit             --        (26)         --         (26)
  Other expense (income)         (119)        30        (169)        (74)
         Total                  3,433      3,236      10,117       9,422

Operating income                  819        761       2,411       2,214

Other income and expense
  Interest expense                 29         26          81          83
  Investment and other
    income                         (4)        (7)        (16)        (22)
         Total                     25         19          65          61

Income before income taxes
  and minority interest           794        742       2,346       2,153

Provision for income taxes        274        260         821         776

Minority interest                  21         23          69          58

Net income                     $  499     $  459     $ 1,456     $ 1,319

Weighted average common
  shares outstanding - basic    395.1      402.1       396.1       402.5
Earnings per share - basic     $ 1.26     $ 1.14     $  3.67     $  3.28

Weighted average common
  shares outstanding - diluted  399.0      406.8       400.0       406.5
Earnings per share - diluted   $ 1.25     $ 1.13     $  3.64     $  3.25

<F1>
The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.


         Minnesota Mining and Manufacturing Company and Subsidiaries
                          Consolidated Balance Sheet
                (Dollars in millions, except per-share amounts)
                                                 (Unaudited)
                                                September 30,  December 31,
                                                      2000         1999
Assets
Current assets
  Cash and cash equivalents                          $   323       $   387
  Other securities                                        --            54
  Accounts receivable - net                            3,057         2,778
  Inventories
    Finished goods                                     1,218         1,103
    Work in process                                      603           544
    Raw materials and supplies                           415           383
      Total inventories                                2,236         2,030
  Other current assets                                 1,035           817
        Total current assets                           6,651         6,066
Investments                                              514           487
Property, plant and equipment                         13,558        13,379
  Less accumulated depreciation                       (8,022)       (7,723)
    Property, plant and equipment - net                5,536         5,656
Other assets                                           1,981         1,687
        Total                                        $14,682       $13,896

Liabilities and Stockholders' Equity
Current liabilities
  Short-term debt                                    $ 1,633       $ 1,130
  Accounts payable                                     1,077         1,008
  Payroll                                                382           361
  Income taxes                                           754           464
  Other current liabilities                              984           856
        Total current liabilities                      4,830         3,819
Long-term debt                                         1,141         1,480
Other liabilities                                      2,274         2,308

Stockholders' equity
   Common stock, 472,016,528 shares issued,
     $.01 par value ($.50 par value - 1999)                5           236
   Capital in excess of par value                        291            60
   Retained earnings                                  11,446        10,741
   Treasury stock, at cost                            (4,210)       (3,833)
     September 30, 2000: 77,583,063 shares
     December 31, 1999:  73,305,711 shares
   Unearned compensation - ESOP                         (303)         (327)
   Accumulated other comprehensive income (loss)
     Cumulative translation - net                       (910)         (694)
     Minimum pension liability adjustments - net         (30)          (30)
     Debt and equity securities, unrealized gain - net   148           136
     Total accumulated other comprehensive loss         (792)         (588)
       Stockholders' equity - net                      6,437         6,289
         Total                                       $14,682       $13,896

<F1>
The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.


         Minnesota Mining and Manufacturing Company and Subsidiaries

                     Consolidated Statement of Cash Flows
                            (Dollars in millions)
                                 (Unaudited)

                                                      Nine months ended
                                                         September 30
                                                        2000       1999
Cash Flows from Operating Activities
Net income                                            $1,456     $1,319

Adjustments to reconcile net income
     to net cash provided by operating activities
   Depreciation and amortization                         737        669
   Asset impairment charges (credits)                     48        (31)
   Accounts receivable                                  (329)      (255)
   Inventories                                          (205)        75
   Implant litigation                                     51         44
   Other                                                  10        619
Net cash provided by operating activities              1,768      2,440

Cash Flows from Investing Activities
Purchases of property, plant and equipment              (673)      (727)
Acquisitions of businesses                              (307)        (5)
Proceeds from sale of businesses                           1        248
Proceeds from sale of investments                        115          7
Other changes - net                                      (20)       (45)
Net cash used in investing activities                   (884)      (522)

Cash Flows from Financing Activities
Change in short-term debt - net                           75       (786)
Repayment of long-term debt                              (22)      (113)
Proceeds from long-term debt                             152          2
Purchases of treasury stock                             (675)      (478)
Reissuances of treasury stock                            202        265
Dividends paid to stockholders                          (689)      (677)
Distributions to minority interests                      (70)       (49)
Net cash used in financing activities                 (1,027)    (1,836)

Effect of exchange rate changes on cash                   79          9

Net (decrease) increase in cash and cash equivalents     (64)        91

Cash and cash equivalents at beginning of year           387        211
Cash and cash equivalents at end of period            $  323     $  302

<F1>
The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

        Minnesota Mining and Manufacturing Company and Subsidiaries
                 Notes to Consolidated Financial Statements
                                (Unaudited)

The interim consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. These adjustments consist of normal, recurring items, except for non-recurring items in the third quarter of 2000, primarily relating to costs to phase out perfluorooctanyl chemistry production and gains related to asset dispositions; a benefit from the termination of a product distribution agreement in the first quarter of 2000; and non-recurring items relating to divestitures (net of an investment valuation adjustment), litigation and restructuring activities in the second and third quarters of 1999. The results of operations for any interim period are not necessarily indicative of results for the full year. The interim consolidated financial statements and notes are presented as permitted by the requirements of Form 10-Q and do not contain certain information included in the company's annual consolidated financial statements and notes. This Form 10-Q should be read in conjunction with the company's consolidated financial statements and notes included in its 1999 Annual Report on Form 10-K.

Acquisitions:
In separate transactions during the second and third quarters of 2000, 3M acquired about 85 percent of Quante AG (a telecommunications company) and 100 percent of five smaller businesses for a total purchase price of $307 million in cash (net of cash acquired) plus 128,994 shares of 3M common stock. The stock had a fair market value of $11 million at the acquisition date and was previously held as 3M treasury stock. All of these transactions were accounted for using the purchase method of accounting. The preliminary estimated fair values of assets acquired and liabilities assumed relating to these acquisitions are summarized below:

Amounts in millions - Asset (Liability):
Accounts receivable           $ 86
Inventories                     99
Other working capital - net    (93)
Property, plant and equipment  140
Purchased intangible assets    182
Other assets                    30
Interest bearing debt          (99)
Long-term liabilities          (27)
  Net assets acquired         $318

The purchased intangible assets, including goodwill, are being amortized on a straight-line basis over the periods benefited, ranging from three to twenty years. In-process research and development charges associated with these acquisitions were not significant. The company has made a tender offer for the remaining shares outstanding of Quante AG. Proforma information related to these acquisitions is not included as the impact of these acquisitions on the company's results of operations is not considered to be significant.

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

In the third quarter of 2000, after further analysis of the alternative future use of productive assets impacted by the perfluorooctanyl phase-out, the company determined that certain affected equipment was not expected to be utilized after the phase-out. The company determined that estimated future undiscounted cash flows were insufficient to recover the related carrying values. Accordingly, the carrying value of these assets was written down by $48 million to reflect the company's estimates of fair value (determined by discounting estimated future cash flows). The other components of the $106 million in phase-out costs include $29 million for accelerated depreciation, and other incremental costs directly related to the phase-out. This $106 million charge is recorded in cost of goods sold. The company expects to incur additional phase-out costs in future periods of approximately $50 million, primarily related to accelerated depreciation and severance.

Company Restructuring Charge:
As of December 31, 1999, the company-wide restructuring program, initiated in the second half of 1998, was substantially complete. This is discussed in the 1999 Form 10-K. Because certain employees can defer receipt of termination benefits for up to 12 months, cash payments in the first nine months of 2000 relate primarily to previous terminations. Selected information relating to the restructuring liability follows.


Restructuring                       Employee
Liability                        Termination
(Millions)                          Benefits      Other       Total
December 31, 1999 liability           $ 31         $ 8         $ 39

Cash payments
   First quarter 2000                  (18)         (1)         (19)
   Second quarter 2000                  (1)         (1)          (2)
   Third quarter 2000                   (2)         (3)          (5)
September 30, 2000 liability          $ 10         $ 3         $ 13

Financial Instruments:
In the second and third quarters of 2000, the company entered into additional foreign exchange forward contracts, primarily in Euros and Japanese yen, to reduce exchange rate risk arising from cross-border financing activities denominated in foreign currencies. This increased the forward contracts face amounts from $997 million at year-end 1999 to about $1.4 billion at September 30, 2000. The amounts at risk are not material because the company has the ability to generate offsetting foreign currency cash flows.

Business Segments:
In the first quarter of 2000, business segment operating income for 1999 was restated for minor amounts, to be consistent with year 2000 management reporting practices. Certain costs previously included in Corporate and Unallocated were allocated to the individual business segments. 3M net sales and operating income by segment for 1999 and 2000 follow.

Business
Segment
Information            Third Quarter   Second Quarter   First Quarter
(Millions)              2000     1999    2000    1999    2000    1999
Net sales
Industrial            $  885   $  851  $  873  $  836  $  911  $  842
Transportation,
 Graphics and Safety     891      826     912     806     872     777
Health Care              773      768     794     793     765     768
Consumer and Office      750      712     692     638     687     638
Electro and
 Communications          654      534     642     485     505     442
Specialty Material       292      298     302     292     305     292
Corporate and
 Unallocated               7        8       9      13       7      17
Total Company         $4,252   $3,997  $4,224  $3,863  $4,052  $3,776

Operating income
Industrial            $  166   $  154  $  153  $  154  $  185  $  148
Transportation,
 Graphics and Safety     194      184     213     171     209     148
Health Care              165      183     158     194     193     144
Consumer and Office      132      121     102      95     105      88
Electro and
 Communications          111      119     105      90      89      82
Specialty Material       (43)      50      57      60      51      55
Corporate and
 Unallocated              94      (50)    (11)     40     (17)    (16)
Total Company         $  819   $  761  $  777  $  804  $  815  $  649


Business
Segment                       Net sales            Operating income
Information               Nine Months    Year     Nine Months    Year
(Millions)               2000    1999    1999    2000    1999    1999
Industrial            $ 2,669  $2,529  $3,394  $  504  $  456  $  612
Transportation,
 Graphics and Safety    2,675   2,409   3,228     616     503     675
Health Care             2,332   2,329   3,118     516     521     680
Consumer and Office     2,129   1,988   2,688     339     304     401
Electro and
 Communications         1,801   1,461   2,014     305     291     402
Specialty Material        899     882   1,166      65     165     185
Corporate and
 Unallocated               23      38      51      66     (26)      1
Total Company         $12,528 $11,636 $15,659  $2,411  $2,214  $2,956

Several non-recurring items impacted the operating income by business segment. Third quarter 2000 operating income includes non-recurring costs of $118 million (included in cost of goods sold) and non-recurring gains of $119 million. Non-recurring items in the third quarter of 2000 include $106 million of costs in the Specialty Material segment relating to the company's phase out of perfluorooctanyl chemistry. Remaining non-recurring items in the third quarter of 2000 were largely gains related to asset dispositions, principally the sale of available-for-sale equity securities, and are primarily recorded in Corporate and Unallocated. First quarter 2000 operating income includes a $50 million benefit relating to the termination of a product distribution agreement in the Health Care segment. Third quarter 1999 operating income includes a $43 million gain related to divestitures, mainly in the Health Care segment, and Corporate and Unallocated includes $73 million in litigation expense partially offset by a $26 million change in estimate that reduced the restructuring charge. Second quarter 1999 operating income includes gains on divestitures, net of an investment valuation adjustment, of $30 million in the Health Care segment and $74 million in Corporate and Unallocated.

Accounting Pronouncements:
In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition." An amendment in June 2000 delayed the effective date until the fourth quarter of 2000. The company is reviewing the requirements of this standard and is evaluating the potential effects on its consolidated financial statements.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended, must be adopted by the company no later than January 1, 2001. Based on the company's current derivative positions, the company does not expect this standard to materially affect its financial position or results of operations.

As required by a recent Emerging Issues Task Force (EITF) consensus, stock option income tax benefits have been classified as a component of cash flows from operating activities in the consolidated statement of cash flows. Prior period consolidated statement of cash flows amounts have been restated to conform with this presentation.

Debt Issuance:
In September 2000, the company completed a 3-year, 16 billion yen (approximately $150 million), 1.0 percent Euro Yen Bond offering.

Shelf Registration:
On October 30, 2000, the company filed a shelf registration with the Securities and Exchange Commission. This registration provides the means to offer debt securities of up to $1.5 billion. 3M plans to use the net proceeds from future issuances of debt securities under this shelf registration for general corporate purposes, including the repayment of debt, investments in or extensions of credit to the company's subsidiaries, or the financing of possible acquisitions or business combinations.

Earnings Per Share:
The difference in the weighted average common shares outstanding for calculating basic and diluted earnings per share is attributable to the assumed exercise of the Management Stock Ownership Program (MSOP) stock options for the three-month and nine-month periods ended September 30, 2000 and 1999. Certain MSOP options outstanding were not included in the computation of diluted earnings per share because they would not have had a dilutive effect (about 5.2 million to 16.0 million shares for the periods presented).

Comprehensive Income:
The components of total comprehensive income are shown below. In the third quarter of 2000, deferred income taxes for the unrealized loss on debt and equity securities totaled $18 million. For the third quarter of 1999, deferred income taxes for the unrealized gain on debt and equity securities totaled $30 million, and in the first nine months of 2000 and 1999 totaled $7 million and $59 million, respectively. Reclassification adjustments in the third quarter and first nine months of 2000 for realized gains included in income totaled $85 million ($52 million after tax). These gains related to the sale of available-for-sale marketable equity securities.

Total Comprehensive Income      Three months ended  Nine months ended
                                   September 30       September 30
(Millions)                         2000     1999      2000     1999
Net income                        $ 499    $ 459    $1,456   $1,319
Other comprehensive income (loss)
  Cumulative translation - net     (157)      70      (216)    (140)
  Debt and equity securities,
    unrealized gain (loss) - net    (30)      49        12       97
      Total comprehensive income  $ 312    $ 578    $1,252   $1,276

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

               Review Report of Independent Auditors


To the Stockholders and Board of Directors of Minnesota Mining and Manufacturing Company:

We have reviewed the accompanying consolidated balance sheet of Minnesota Mining and Manufacturing Company and Subsidiaries as of September 30, 2000, and the related consolidated statements of income for each of the three-month and nine-month periods ended September 30, 2000 and 1999, and of cash flows for the nine-month periods ended September 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 1999, and the related consolidated statements of income, of changes in stockholders' equity and comprehensive income, and of cash flows for the year then ended (not presented herein); and in our report dated February 14, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1999, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


                               /s/ PricewaterhouseCoopers LLP

                               PricewaterhouseCoopers LLP


St. Paul, Minnesota
October 23, 2000

       Minnesota Mining and Manufacturing Company and Subsidiaries

                 Management's Discussion and Analysis of
              Financial Condition and Results of Operations

RESULTS OF OPERATIONS
Third Quarter
Worldwide sales for the third quarter totaled $4.252 billion, up 6.4 percent from the third quarter last year. Volume increased 11 percent on a reported basis and 8.5 percent excluding acquisitions and divestitures. Selling prices worldwide declined about 1.5 percent, largely due to volume-related price reductions in 3M's electronics business, which posted strong volume gains. Currency, driven by the weak Euro, decreased worldwide sales by about 3 percent.

In  the  United States, sales totaled $2.040 billion, with volume  up
5.5 percent.  U.S. selling prices declined 1 percent overall.

Internationally, sales totaled $2.212 billion, up about 8 percent in dollars. Volume increased 16 percent and selling prices decreased about 2 percent. Adjusting for the acquisition of Quante AG, a manufacturer of telecommunications products and systems, volume increased about 12 percent. Currency reduced international sales by 6 percent, driven by negative currency translation of 13 percent in Europe.

European volume increased about 18 percent. Adjusting for the acquisition of Quante AG, volume increased about 8 percent. In the Asia Pacific area, volume increased 17 percent. In Asia outside Japan, volume increased 22 percent, led by Korea and the China region. In Japan, volume increased 17 percent. In Latin America, volume increased about 11 percent, with strong growth in Mexico and good growth in Brazil. In Canada, volume increased 7 percent.

Cost of goods sold includes non-recurring costs of $118 million, primarily related to the company's decision to phase-out its perfluorooctanyl chemistry. Excluding these costs, cost of goods sold was 55.6 percent of sales, down eight-tenths of a percentage point from the third quarter last year. Gross margins benefited from a strong performance in our factories, volume growth, productivity gains and lower employee benefit costs, but were negatively affected by raw material costs and currency effects. Cost of goods sold includes manufacturing; research, development, and related expenses; and engineering expenses.

Selling, general and administrative expenses were 25.2 percent of sales, up from 24.4 percent in the third quarter of last year. These expenses reflected higher advertising and promotion expenses, but benefited from lower employee benefit costs.

The non-recurring restructuring pre-tax credit of $26 million in 1999 related to changes in estimates that reduced certain restructuring charges originally recorded in the second half of 1998.

Other operating income in the third quarter of 2000 includes non-recurring gains of approximately $119 million related to asset dispositions, principally the sale of available-for-sale equity securities. Other operating expense in the third quarter of 1999 reflects a pre-tax charge of $30 million related to two non-recurring items. A pre-tax charge of $73 million was recorded relating to an adverse jury verdict and legal fees associated with a lawsuit filed by LePage's, Inc. 3M also recorded a pre-tax gain of $43 million related to divestitures, mainly in the Health Care segment.

The following discussion excludes the impact of third quarter 2000 and 1999 non-recurring items.

Supplemental Unaudited Consolidated Statement of Income Information
(Millions, except per-share amounts)
                       Three months ended          Three months ended
                       September 30, 2000         September 30, 1999
                  Excluding                     Excluding
                       non-      Non-                non-      Non-
                  recurring recurring Reported  recurring recurring Reported
                      items     items    total      items     items    total
Operating
   income (loss)      $ 818      $  1    $ 819      $ 765    $   (4)   $ 761
Other  expense           25        --       25         19        --       19
Income (loss) before
 income taxes and
  minority interest   $ 793      $  1    $ 794      $ 746    $   (4)   $ 742
Provision (benefit)
  for income taxes      273         1      274        261        (1)     260
Effective tax rate    34.4%              34.5%      35.0%      27.3%   35.0%
Minority  interest       21        --       21         23        --       23
Net income (loss)     $ 499      $ --    $ 499      $ 462    $   (3)   $ 459
  Per share-diluted   $1.25      $ --    $1.25      $1.14    $ (.01)   $1.13

Worldwide operating income was 19.2 percent of sales, the same as in the third quarter last year.

Third-quarter interest expense of $29 million was $3 million higher than the third quarter last year, reflecting higher interest rates. Investment and other income was $4 million, compared with $7 million in the same quarter last year, reflecting slightly lower interest income.

The worldwide effective income tax rate for the quarter was 34.4 percent, down from 35.0 percent in the third quarter last year.

Minority interest was $21 million, compared with $23 million in the third quarter of 1999. The decrease is a result of 3M's acquisition of the 46 percent minority interest in Dyneon in December of 1999, largely offset by higher profits in Sumitomo 3M Limited.

Net income for the third quarter of 2000 totaled $499 million, or $1.25 per diluted share, compared with $462 million, or $1.14 per diluted share, in the third quarter of 1999. The company estimates that changes in the value of the U.S. dollar decreased earnings for the quarter by about 2 cents per share compared with the third quarter of 1999. This estimate includes the effect of translating profits from
local   currencies  into  U.S.  dollars;  the  impact   of   currency
fluctuations on the transfer of goods between 3M operations in the United States and abroad; and transaction gains and losses, including derivative instruments designed to reduce exchange rate risks. Derivative transactions resulted in a net pre-tax gain of $9 million (included in cost of goods sold) in the third quarter of 2000, primarily related to terminated foreign exchange forward contracts which had been used to hedge Euro exposure.

First Nine Months
Worldwide sales for the first nine months totaled $12.528 billion, up
7.7 percent from the same period last year. Volume increased 11 percent on a reported basis and 10 percent adjusted for acquisitions and divestitures. Selling prices worldwide declined about 1.5 percent, largely due to volume-related price reductions in 3M's electronics business, which posted strong volume gains. Currency decreased worldwide sales by about 2 percent.

In the United States, sales totaled $5.890 billion, with volume up 7 percent and selling prices down 1 percent overall. Internationally, sales totaled $6.638 billion. Volume increased 15 percent, while selling prices were down about 2 percent, resulting in overall local-currency sales gains of about 13 percent. Currency translation reduced international sales by 3.5 percent.

Cost of goods sold includes non-recurring costs of $118 million, primarily related to the company's decision to phase out its perfluorooctanyl chemistry. Excluding these costs, cost of goods sold was 56.0 percent of sales, down eight-tenths of a percentage point from the same period last year. Gross margins benefited from a strong performance in our factories, volume growth, productivity gains and lower employee benefit costs, but were negatively affected by raw material costs and currency effects. Cost of goods sold includes manufacturing; research, development, and related expenses; and engineering expenses.

Selling, general and administrative expenses were 25.2 percent of sales, compared with 25.0 percent in the same period last year. These expenses reflected higher advertising and promotion expenses, but benefited from lower employee benefit costs.

Other operating income in the first nine months of 2000 includes non-recurring gains of $169 million. These gains include $119 million relating to asset dispositions, principally the sale of available-for-sale equity securities, and also reflect a pre-tax benefit of $50 million associated with the termination of a product marketing and distribution agreement in the health care segment. Results for the first nine months of 1999 reflect a pre-tax benefit of $100 million relating to gains on divestitures (net of an investment valuation adjustment), litigation and restructuring activities. The impact of these items on 3M's Consolidated Statement of Income follows.

Supplemental Unaudited Consolidated Statement of Income Information
(Millions, except per-share amounts)
                       Nine months ended           Nine months ended
                       September 30, 2000          September 30, 1999
                  Excluding                     Excluding
                       non-      Non-                non-      Non-
                  recurring recurring Reported  recurring recurring Reported
                      items     items    total      items     items    total
Operating income     $2,360    $   51   $2,411     $2,114    $  100   $2,214
Other expense            65        --       65         61        --       61
Income before
 income taxes and
  minority interest  $2,295    $   51   $2,346     $2,053    $  100   $2,153
Provision for
  income taxes          801        20      821        728        48      776
Effective tax rate    34.9%     39.7%    35.0%      35.5%     47.8%    36.0%
Minority interest        69        --       69         58        --       58
Net income           $1,425    $   31   $1,456     $1,267    $   52   $1,319
  Per share-diluted  $ 3.56    $  .08   $ 3.64     $ 3.12    $  .13   $ 3.25

The following discussion excludes the impact of non-recurring items.

Worldwide  operating income was 18.8 percent of sales, up  six-tenths of  a  percentage point from the same period last year. Volume growth and  productivity  gains drove most of the improvement  in  worldwide
operating   income.   The  lower  employee  benefit  costs  discussed
previously is the result of lower pension expense, primarily  in  the
United  States.   This estimated five-tenths of  a  percentage  point
improvement  is  more than offset by higher payroll costs  and  other inflationary impacts.

Interest expense for the first nine months was $81 million,  down  $2 million  from  the same period last year.  Net investment  and  other income  was $16 million, compared with $22 million in the first  nine months of 1999.

The worldwide effective income tax rate for the first nine months was
34.9 percent, down from 35.5 percent in the same period last year.

Minority interest was $69 million, compared with $58 million in the same period of 1999. The increase reflects higher profits in Sumitomo
3M Limited, partially offset by a decrease as a result of 3M's acquisition of the 46 percent minority interest in Dyneon in December of 1999.

Net  income for the first nine months of 2000 totaled $1.425 billion, or  $3.56  per diluted share, compared with $1.267 billion, or  $3.12 per diluted share, in the same period of 1999.  The company estimates that  changes in the value of the U.S. dollar decreased earnings  for the  first  nine  months of 2000 by about 8 cents per share  compared with  the same period of 1999.  This estimate includes the effect  of translating  profits  from local currencies into  U.S.  dollars;  the impact  of currency fluctuations on the transfer of goods between  3M operations in the United States and abroad; and transaction gains and losses,  including derivative instruments designed to reduce exchange rate risks.



Performance by Business Segment
The  following is a discussion of the global operating results of the company's  six  business segments.  The discussion  applies  to  both
third   quarter  and  first  nine  month  results  unless   otherwise
indicated.

In  Industrial  Markets,  sales for the  third  quarter  increased  7 percent  in  local currencies and 4 percent in dollars, and  for  the first nine months sales increased 8 percent in local currencies and 6
percent   in  dollars.   Leading  growth  in  this  market  was   the
Superabrasives and Microfinishing Systems business, which is  growing through  strong  demand  for proprietary 3M  abrasives  used  in  the electronics  and  telecommunications industries.  Industrial  Markets also  saw  good  growth in packaging and bonding tapes and  specialty adhesives. Profits of this market increased in the third quarter  and first  nine months of 2000 compared with the same periods last  year.
Operating  income  improvement was driven by volume gains,  increased manufacturing efficiencies, and other cost improvements.

In the Transportation, Graphics and Safety segment, sales for the third quarter increased 11 percent in local currencies and 8 percent in dollars, and for the first nine months rose 12 percent in local currencies and 11 percent in dollars. Optical Systems continued to show outstanding growth. This business provides optical films for computer monitors, electronic organizers, cell phones and other devices with electronic displays. At the end of second quarter of 2000, 3M acquired a manufacturer of touch screens and related products, which adds product offerings to the Optical Systems business. The occupational health and safety, automotive, and safety and security businesses also turned in good worldwide sales growth.
Operating income margins were down slightly in the third quarter, affected by acquisition-related costs. Double-digit sales growth and productivity gains drove margin improvements for the first nine months.

In  the  Health Care segment, sales for the third quarter were  up  5 percent in local currencies and up 1 percent in dollars, and for  the first nine months rose 3 percent in local currencies and were flat in
dollars.   Excluding  acquisitions and  divestitures,  local-currency health care sales increased about 6 percent for the first nine months of  2000.  Leading  this  growth was the health  information  systems business. The dental business also showed good sales growth.

Non-recurring  items  in Health Care in the  first  quarter  of  2000 include  a  $50  million gain associated with the  termination  of  a product  distribution agreement. A new co-promotion and  distribution
agreement  was  entered  into in the fourth quarter  of  2000.   Non-
recurring  items  in the first nine months of 1999 include  gains  on
divestitures   of   $62  million.   Excluding  non-recurring   items,
operating income improved in the third quarter, while the first  nine months  was  relatively flat, affected by the impact of  divestitures made in 1999 and by inflationary and spending increases in 2000.

In the Consumer and Office segment, sales for the third quarter increased more than 8 percent in local currencies and 5 percent in dollars, and for the first nine months increased about 9 percent in local currencies and 7 percent in dollars. The office supply, home care and do-it-yourself businesses drove higher revenues. Profits rose in the third quarter and the first nine months, mainly due to solid volume gains. Increased advertising and promotion expenses, together with strong relationships with retailers, helped to drive this volume growth.

In  the  Electro and Communications segment, revenues for  the  third
quarter  and  first  nine  months  increased  24  percent  in   local
currencies   and   more  than  22  percent  in  dollars.    Excluding
acquisitions, revenues for the third quarter increased 6 percent  and for  the  first nine months increased 11 percent. In the  second  and third quarters of 2000, 3M acquired about 85 percent of the total shares outstanding of Quante AG, a German telecommunications company.  Sales of  Quante  AG in 1999 were approximately $350 million.  This  market continued  to  see  strong growth in Microflex circuits,  connectors, telecom, and electronic handling and protection products.  Profits of this  market  decreased in the third quarter, but showed good  growth for  the first nine months.  Profits grew more slowly than sales  due to  volume-related price decreases in certain 3M electronic  products
and   acquisition-related  costs  associated  with  the   Quante   AG
acquisition.

In  the  Specialty  Material segment, sales  for  the  third  quarter increased  1 percent in local currencies and were down 2  percent  in dollars,  and for the first nine months sales increased 4 percent  in local  currencies  and  about 2 percent in dollars.  High-performance materials for telecommunications and electronics markets posted solid gains.  In  May 2000, 3M announced its intent to substantially  phase out  production by the end of 2000 of the perfluorooctanyl  chemistry used  to  produce  certain  repellents and surfactant  products.  The affected  product lines represent about $300 million in annual  sales
with  an  operating income margin around 20 percent.   Overall  sales
were   affected  by  this  phase-out.   The  company  is  introducing
alternatives  that are gaining customer acceptance and should  enable
3M  to retain an important portion of this business. Operating income in  the  third quarter of 2000 includes non-recurring costs  of  $106
million   related  to  the  company's  decision  to   phase-out   the
perfluorooctanyl  chemistry.  Excluding  these  costs,  this  segment reported  good operating income results for the quarter and  for  the first nine months.

FINANCIAL CONDITION AND LIQUIDITY
The  company's  financial  condition  and  liquidity  remain  strong.
Working  capital  totaled  $1.821  billion  at  September  30,  2000, compared with $2.247 billion at year-end 1999.  The company's current ratio  was 1.4, down from 1.6 at year-end.  Working capital  and  the current  ratio  were  both  impacted by  higher  short-term  debt  at
September 30, 2000, largely relating to acquisitions, compared with a lower  short-term  debt  balance at  December  31,  1999,  helped  by
business   divestiture  proceeds  received  in  1999.  The   accounts
receivable average days' sales outstanding was 59 days, down from  61 days  at  year-end, but the same as September 30, 1999. The company's inventory  index, which represents the average number  of  months  of inventory  on-hand, was 3.2 months, up slightly from  3.1  months  at year-end.



Total  debt  increased  $164 million from year-end  1999  to  $2.774 billion.  As  of September 30, 2000, total debt was  30  percent  of total capital.

The company's strong credit rating provides ready and ample access to funds in global capital markets. At September 30, 2000, the company had available short-term lines of credit totaling about $768 million.

Net  cash provided by operating activities totaled $1.768 billion  in the  first nine months of the year, down $672 million from  the  same period last year. In 2000, depreciation and amortization includes $29 million  for  accelerated depreciation relating to the phase  out  of
perfluorooctanyl   chemistry.  In  2000,  accounts   receivable   and
inventory dollars increased, primarily due to solid sales growth.  In
1999,  the  company had benefits in working capital and other  areas.
Net cash inflows from mammary implant litigation were $51 million  in the  first nine months of 2000, compared with $44 million in net cash inflows in the same period last year.

Timing differences between payment of implant liabilities and receipt of related insurance recoveries could affect the cash flows of future periods. This is discussed in Part II, Item 1, Legal Proceedings, of this Form 10-Q.

Cash used in investing activities totaled $884 million in the first nine months of the year, compared with $522 million in the same period last year. Capital expenditures for the first nine months of 2000 were $673 million, a decrease of about 7 percent from the same period last year. Proceeds from sales of businesses in 1999 totaling
$248 million related to divestitures of Eastern Heights Bank and certain health care businesses. In the third quarter of 2000, the company sold an available-for-sale equity security with net cash proceeds of $93 million.

In the second and third quarters of 2000, in separate transactions, 3M acquired about 85 percent of Quante AG and 100 percent of five smaller businesses for a total purchase price of $307 million in cash
(net of cash acquired) plus 128,994 shares of 3M common stock. Refer to "Acquisitions" in the Notes to Consolidated Financial Statements for details concerning these acquisitions.

In October 2000, the company finalized the acquisition of a Wisconsin-
based  single-chip module substrate business. The company expects  to complete  additional  business  combinations  in  the  near  future, dependent  upon necessary approvals, including 1) acquiring  Robinson
Nugent, Inc., which provides electronic  connector  products  for the telecommunications  market  and  2) combining  3M's  Dental  Products
Division  with ESPE Dental AG, a Munich, Germany-based developer  and manufacturer  of high-quality products and delivery systems  for  the
dental  profession.   The  company continues  to  explore  additional
acquisition opportunities.



Financing activities in the first nine months of 2000 for both short-
term  and  long-term debt included net cash inflows of $205  million, compared  with net cash outflows of $897 million in the  same  period last  year.  In September 2000, the company completed  a  3-year,  16 billion  yen (approximately $150 million), 1.0 percent Euro Yen  Bond
offering.    On  October  30,  2000,  the  company  filed   a   shelf
registration  with  the  Securities  and  Exchange  Commission   that
provides the means to offer debt securities of up to $1.5 billion.

Treasury  stock repurchases for the first nine months  of  2000  were
$675  million,  compared with $478 million in the  same  period  last year.  The  company repurchased about 7.6 million  shares  of  common stock  in  the  first nine months of 2000, compared  with  about  5.3 million  shares in the same period last year.  In November 1999,  the
Board  of  Directors authorized the repurchase of up  to  12  million shares of 3M common stock through December 31, 2000.  As of September
30,  2000,  4.4  million shares remained authorized  for  repurchase.
Stock  repurchases are made to support employee stock purchase  plans and for other corporate purposes, including acquisitions.

Cash dividends paid to shareholders totaled $689 million in the first nine  months  of this year, compared with $677 million  in  the  same
period  last  year.   In  February 2000, the quarterly  dividend  was
increased to 58 cents per share.  Distributions to minority interests totaled  $70 million in the first nine months of 2000, compared  with
$49 million in the same period last year, and relate to 3M's minority interest in Sumitomo 3M Limited and 3M Health Care Limited.

Legal  proceedings are discussed in the Legal Proceedings section  in
Part II, Item 1, of this Form 10-Q.

FUTURE OUTLOOK
The company is not able to project what the consequences will be from the dynamic economies around the world. The company is monitoring business conditions closely and is prepared to make adjustments in costs, pricing and investments as appropriate.

The company expects continued solid revenue and earnings growth in the fourth quarter of 2000. Volume gains in the fourth quarter are expected to be a little stronger than the third quarter, primarily due to a resumption of European growth to the levels experienced in the first half of 2000. The company estimates, based on currency rates as of September 30, 2000, that currency would reduce earnings for the year by about 15 cents per share, primarily due to a weaker-than-anticipated Euro. The company expects raw material costs to increase 1 to 2 percent for the year 2000. Despite these challenges, the company believes it will continue to deliver solid results, helped by strong volume gains and good productivity.

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

FORWARD-LOOKING STATEMENTS
This   Quarterly   Report  on  Form  10-Q  contains   forward-looking
statements  within  the meaning of the Private Securities  Litigation
Reform Act of 1995.  These statements may be identified by their  use
of   words   like  "plan,"  "expect,"  "aim,"  "believe,"  "project,"
"anticipate,"  "intend," "estimate," "will,"  "should,"  "could"  and other  expressions  that  indicate  future  events  and  trends.  All statements that address expectations or projections about the future, including statements about the company's strategy for growth, product development, market position, expenditures and financial results  are forward-looking statements.

Forward-looking  statements  are based  on  certain  assumptions  and
expectations  of  future  events  that  are  subject  to  risks   and
uncertainties. Actual future results and trends may differ materially from  historical  results or those projected  in  any  such  forward-
looking  statements depending on a variety of factors, including  but not limited to the following:

*    The effects of, and changes in, worldwide economic conditions -
  The company operates in more than 60 countries and derives more than half of its revenues from sales outside the United States. 3M's business may be affected by factors in other countries that are outside its control, such as downturns in economic activity in a specific country or region, the economic difficulties that occurred in Asia in 1998 as an example; social, political or labor conditions in a specific country or region; or potential adverse foreign tax consequences.

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

As of September 30, 2000, the company is currently named as a defendant, often with multiple co-defendants, in 1,523 lawsuits and 46 claims in various courts, all seeking damages for personal injuries from allegedly defective breast implants. These lawsuits and claims purport to represent 4,514 individual claimants. It is not yet certain how many of these lawsuits and claims involve (i) products manufactured and sold by the company, as opposed to other manufacturers, or (ii) individuals who accepted benefits under the Revised Settlement Program (as defined later). The company has confirmed that 111 of the 4,514 individual claimants have opted out of the class action and have 3M Implants. The company believes that most of these lawsuits and claims will be dismissed either because the claimants did not have 3M Implants or the claimants accepted benefits under the Revised Settlement Program. The company continues to work to clarify the status of these lawsuits and claims.

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

The   company  believes  that  approximately  90  percent   of   the
registrants,  including those claimants who  filed  current  claims, have elected to participate in the Revised Settlement Program. It is still  unknown  as  to  what  disease criteria  all  claimants  have satisfied,  and  what options they have chosen.  As  a  result,  the total  amount and timing of the company's prospective payments under the  Revised Settlement Program cannot be determined with  precision at  this  time. As of September 30, 2000, the company has paid  $296 million into the court-administered fund as a reserve against  costs of  claims  payable  by  the company under  the  Revised  Settlement
Program   (including   a  $5  million  administrative   assessment).
Additional payments will be made as necessary. Payments to date have been  consistent with the company's estimates of the total liability for these claims.

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

The  company's current best estimate of the amount to cover the cost and  expense  of  the Revised Settlement Program and  the  cost  and
expense   of  resolving  opt-out  claims  and  recovering  insurance proceeds  is  $1.2  billion. After subtracting  payments  of  $1.159 billion  as of September 30, 2000, for defense and other  costs  and settlements  with litigants and claimants, the company  had  accrued liabilities of $41 million.

As  previously reported in the company's Annual Report on Form  10-K for  the  year  ended  December  31, 1999,  the  company's  insurers initiated  a declaratory judgment action in Ramsey County  Minnesota against  the  company seeking adjudication of certain  coverage  and
allocation issues.   The  jury  trial finished on February 24, 2000.



The jury returned a verdict favorable to the company by rejecting all of the  insurers'  remaining defenses to coverage  for  breast  implant liabilities  and costs. The court will consider additional  remedies requested  by  the  company and the insurers including  eliminating, limiting  or  extending  allocation  among  the  insurers  providing occurrence-based  coverage  (before 1986),  pre-  and  post-judgment interest, attorneys' fees and further equitable relief. The  court's
rulings in post verdict motions were rendered favorable to 3M.   The
court  awarded 3M prejudgment interest on amounts owing by  insurers including  3M's reasonable attorney fees.  Entry of judgment  should occur during the fourth quarter of 2000.

As of September 30, 2000, the company had receivables for insurance recoveries of $527 million, representing settled but yet to be received amounts as well as amounts contested by the insurance carriers. During the first nine months of 2000, the company received payments from its occurrence carriers. Various factors could affect the timing and amount of proceeds to be received under the company's various insurance policies, including (i) the timing of payments made in settlement of claims; (ii) the outcome of occurrence insurance litigation in the courts of Minnesota (as discussed above) and Texas; (iii) potential arbitration with claims-made insurers;
(iv) delays in payment by insurers; and (v) the extent to which insurers may become insolvent in the future. There can be no absolute assurance that the company will collect all amounts recorded as being probable of recovery from its insurers.

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



Item 6.  Exhibits and Reports on Form 8-K

  (a) The following documents are incorporated by reference in this Report.

                                                    Incorporate by
                                                    Reference in the
                                                    Report From

      (3)  Restated certificate of incorporation,   Form 8-K filed
           as amended as of May 9, 2000             July 27, 2000

      (4)  Instruments defining the rights of
           security holders, including debentures:
          (a) debt securities                       Registration No.
                                                    333-48922 on
                                                    Form S-3
          (b)  common  stock                        Registration  No.
                                                    333-42660 dated
                                                    July 31, 2000
                                                    (as amended on
                                                    August 18, 2000)
                                                    on Form S-3

      (10) Material contracts, management renumeration
          (a) management stock ownership program    Registration No.
                                                    333-44760 on
                                                    Form S-8
          (b) director stock ownership program      Registration No.
                                                    333-44692 on
                                                    Form S-8


        The following documents are filed as exhibits to this Report.

      (12) A statement setting forth the calculation of the ratio of earnings to fixed charges. Page 30.

      (15) Awareness letter of PricewaterhouseCoopers LLP, regarding unaudited interim consolidated financial statements.
           Page 31.

      (27) Financial data schedule (EDGAR filing only).






      (b) The company filed a report on Form 8-K dated October 23, 2000. An exhibit was attached to this Form 8-K that contains the press release reporting 3M's financial results for the third quarter of 2000.

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

None of the other item requirements of Part II of Form 10-Q are applicable to the company for the quarter ended September 30, 2000.






                                 SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          MINNESOTA MINING AND MANUFACTURING COMPANY
                                         (Registrant)



Date:             November 1, 2000


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

