Form 10-K405
period 2000-12-31
MINNESOTA MINING & MANUFACTURING CO
filed 2001-02-20
CIK 66740

                           UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                             FORM 10-K

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
                For the year ended December 31, 2000

                   Commission file number 1-3285

            MINNESOTA MINING AND MANUFACTURING COMPANY

State of Incorporation: Delaware
                          I.R.S. Employer Identification No. 41-0417775 Executive offices: 3M Center, St. Paul, Minnesota 55144
                  Telephone number: (651) 733-1110

         SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                               Name of each exchange
         Title of each class                   on which registered
     Common Stock, Par Value $.01 Per Share    New York Stock Exchange
                                               Pacific Exchange
                                               Chicago Stock Exchange

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     The aggregate market value of voting stock held by nonaffiliates of the registrant, based on the closing price of $110.65 per share as reported on the New York Stock Exchange-Composite Index on January 31, 2001, was $43.8 billion.

   Shares of common stock outstanding at January 31, 2001:  396,142,377.

                  DOCUMENTS INCORPORATED BY REFERENCE
     Parts of the following documents are incorporated by reference in Parts III and IV of this Form 10-K: (1) Proxy Statement for registrant's 2001 annual meeting, (2) Form 8-K dated December 7, 2000; Form 8-K dated July 27, 2000; Form 8-K dated November 20, 1996, (3) Registration Nos. 333-30689, 333-42660, 333-44692, 333-48922 and 333-49830.

                    This document contains 82 pages.
               The exhibit index is set forth on page 55.

                   MINNESOTA MINING AND MANUFACTURING COMPANY
                                  FORM 10-K
                      For the Year Ended December 31, 2000
                                   PART I

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

At December 31, 2000, the company employed about 75,000 people.

Business Segments
Financial information and other disclosures relating to 3M's business segments and operations in various geographic areas are provided in the Notes to Consolidated Financial Statements. 3M's six operating segments bring together common or related 3M technologies, enhancing the development of innovative products and services and providing for efficient sharing of business resources. These segments have worldwide responsibility for virtually all 3M product lines. Certain small businesses and staff-sponsored products, as well as various corporate assets and unallocated corporate expenses, are not assigned to the operating segments.

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

In transportation safety, 3M provides reflective sheetings used on highway signs, vehicle license plates, construction workzone devices, trucks and other vehicles. Major commercial graphic products include equipment, films, inks and related products used to produce graphics for vehicles and signs. The company also sells maintenance-free and reusable respirators. Major automotive products include body side-molding and trim; functional and decorative graphics; corrosion-resistant and abrasion-resistant films; tapes for attaching nameplates, trim and moldings; and fasteners for attaching interior panels and carpeting. Safety and security products include reflective materials that are widely used on apparel, footwear and accessories, enhancing visibility in low-light situations. Optical products include brightness enhancement films for electronic displays. Other products include spill-control sorbents, Thinsulate brand and Lite Loft brand Insulations, traffic control devices, electronic surveillance products, and films that protect against counterfeiting. In 2000 and early 2001, 3M acquired two touch screen companies, which add product offerings to the Optical Systems business.

Health Care Markets: Major product categories include skin health, medical and surgical supplies, infection prevention, microbiology, health care information systems, pharmaceuticals, drug delivery systems, dental and orthodontic products, and mechanical and tape closures for disposable diapers.

In skin health, 3M is a supplier of medical tapes, dressings and wound closures. In infection prevention, 3M markets a variety of surgical drapes, masks and preps, as well as sterilization assurance equipment. 3M also provides microbiology products, which make it faster and easier for food processors to test for microbiological quality of food. In health information systems, 3M develops and markets computer software for hospital coding and data classification, as well as related consulting services. The health care segment also provides other medical products, including orthopedic casting materials, electrodes and stethoscopes.

This segment also serves the pharmaceutical and dental markets, as well as manufacturers of disposable diapers. Among ethical pharmaceuticals are immune response modifiers, and respiratory and women's health products. Other products include drug-delivery systems, such as metered-dose inhalers, transdermal skin patches and related components. Dental products include restoratives, adhesives, finishing and polishing products, crowns, impression material, preventive sealants, professional tooth whiteners, prophylaxis and orthodontic appliances. Other products include tape closures for disposable diapers, and reclosable fastening systems and other diaper components that help diapers fit better. In early 2001, 3M combined its German dental business with ESPE Dental AG, a leading German supplier of crowns, bridges and other dental products. In the second quarter of 1999, the company sold the assets of its cardiovascular systems business.

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

Electro and Communications Markets: This segment serves the electronics, telecommunications and electrical markets. Major electronic and electrical products include packaging and interconnection devices; insulating materials, including pressure-sensitive tapes and resins; and related items. These products are used extensively by manufacturers of electronic and electrical equipment, as well as in the construction and maintenance segments of the electric utility, telecommunications and other industries. 3M brand Microflex brand Circuits utilize electronic packaging and interconnection technology, providing more connections in less space, and are used in inkjet print cartridges, cell phones and other electronic devices. This segment serves the world's telecommunications companies with a wide array of products for fiber-optic and copper-based telecommunications systems. These include many innovative connecting, closure and splicing systems; maintenance products; and test equipment. In 2000, 3M acquired 91 percent of Quante AG, a telecommunications supplier, with annual sales of approximately $350 million. In the fourth quarter of 2000, 3M also acquired the multi-layer integrated circuit packaging line of W.L. Gore and Associates, and in early 2001 completed the acquisition of Robinson Nugent, a manufacturer of electronic interconnects.

Specialty Material Markets: Major specialty materials include protective materials for furniture and fabrics; firefighting agents; fluoroelastomers for seals, tubes and gaskets in engines; engineering fluids; and high-performance fluids used in the manufacture of computer chips, and for electronic cooling and lubricating of computer hard disk drives. Other products include natural and color-coated mineral granules for asphalt shingles. In December 1999, 3M finalized the acquisition of the outstanding minority interest in Dyneon LLC.

In May 2000, 3M announced its intent to substantially phase-out production by the end of 2000 of the perfluorooctanyl chemistry used to produce certain repellents and surfactant products. These include many products previously sold under the Scotchgard brand, such as soil, oil and water repellent products for carpet, upholstery and fabrics; coatings used for oil and grease resistance on paper packaging; fire-fighting foams; and specialty components for other products. The company has introduced alternatives for some applications and industry segments, including carpet protection, and is working to develop replacement chemistries for some of the other applications.

Distribution
3M products are sold directly to users and through numerous wholesalers, retailers, jobbers, distributors and dealers in a wide variety of trades in many countries around the world. Management believes that the confidence of wholesalers, retailers, jobbers, distributors and dealers in 3M and its products, developed through long association with skilled marketing and sales representatives, has contributed significantly to 3M's position in the marketplace and to its growth. 3M has 231 sales offices and distribution centers worldwide, including nine major branch offices located in principal cities throughout the United States. 3M operates 25 sales offices and distribution centers in the United States. Internationally, 3M has 206 sales offices and distribution centers.

Research, Patents and Raw Materials
Research and product development constitute an important part of 3M's activities. Products resulting from research and development have been a major driver of 3M's growth. Research, development and related expenses totaled $1.101 billion, $1.056 billion and $1.028 billion in 2000, 1999 and 1998, respectively. Research and development, covering basic scientific research and the application of scientific advances to the development of new and improved products and their uses, totaled $727 million, $688 million and $648 million in 2000, 1999 and 1998, respectively. Related expenses primarily include technical support provided by the laboratories for existing products.

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

The company experienced no significant or unusual problems in the purchase of raw materials during 2000. It is impossible to predict future shortages of raw materials or the impact such shortages would have.

Executive Officers
Following is a list of the executive officers of 3M, their ages, present positions, the years elected to their present positions and other positions held during the past five years. No family relationships exist among any of the executive officers named, nor is there any arrangement or understanding pursuant to which any person was selected as an officer.

                                                        Year Elected
                                                        to Present
Name                   Age  Present  Position           Position    Other Positions Held During 1996-2001
W. James McNerney, Jr.  51  Chairman of the Board       2001        President and CEO, General Electric
                            and Chief Executive Officer              Aircraft Engines, Cincinnati, Ohio,
                                                                     1997-2000
                                                                    President and CEO, General Electric
                                                                     Lighting, Cleveland, Ohio, 1995-1997

Harry C. Andrews        57  Executive Vice President,   1999        Vice President, Corporate Enterprise
                            Electro and Communications               Development, 1996-1999
                            Markets                                 Managing Director, Southern Europe
                                                                     Region, 1996
                                                                    Managing Director, 3M Italy,
                                                                     1993-1996

Ronald O. Baukol        63  Executive Vice President,   1995
                            International Operations

Ronald R. Belschner     61  Vice President,             2000        Division Vice President, Industrial
                            Engineering, Manufacturing               Tape and Specialties Division,
                            and Logistics                            1995-2000

John W. Benson          56  Executive Vice President,   1998        Group Vice President, Industrial
                            Health Care Markets                      Markets Group, 1996-1997

                                                        Year Elected
                                                        to Present
Name                   Age  Present Position            Position    Other Positions Held During 1996-2001
Robert J. Burgstahler   56  Vice President, Finance     2000        President and General Manager,
                            and Administrative                       3M Canada, 1998-2000
                            Services                                Staff Vice President, Taxes, 1995-1998

M. Kay Grenz            54  Vice President,             1998        Staff Vice President, Human Resources
                            Human Resources                          Consulting and Resource Services,
                                                                     1996-1998
                                                                    Staff Vice President, Human Resources
                                                                     Corporate Services, 1992-1996

Paul F. Guehler         62  Vice President,             2000        Vice President, Corporate Enterprise
                            Research and Development                 Development and Optical Technologies,
                                                                     1999-2000
                                                                    Optical Markets and Technologies Vice
                                                                     President, 1998-1999
                                                                    Division Vice President, Safety and
                                                                     Security Systems Division, 1992-1998

Moe S. Nozari           58  Executive Vice President,   1999        Group Vice President, Consumer and
                            Consumer and Office Markets              Office Markets Group, 1996-1999
                                                                    Division Vice President, Consumer
                                                                     Markets, 1993-1996

David W. Powell         59  Vice President, Marketing   1999        Division Vice President, Stationery
                                                                     and Office Supplies Division,
                                                                     1996-1999
                                                                    Division Vice President, Commerical
                                                                     Office Supply Division, 1996
                                                                    Marketing Director, 3M France, 1995-1996

Charles Reich           58  Executive Vice President,   1999        Group Vice President, Specialty Material
                            Specialty Material Markets               Markets Group, 1999
                            and Corporate Services                  Group Vice President, Chemical Markets
                                                                     Group, 1998
                                                                    Division Vice President, Occupational
                                                                     Health and Environmental Safety
                                                                     Division, 1997-1998
                                                                    Division Vice President, Dental Products
                                                                     Division, 1990-1997

John J. Ursu            61  Senior Vice President,      1997        Vice President, Legal Affairs and
                            Legal Affairs and                        General Counsel, 1993-1996
                            General Counsel

Ronald A. Weber         59  Executive Vice President,   2000        Division Vice President, Automotive
                            Transportation, Graphics                 Division, 1996-2000
                            and Safety Markets                      Division Vice President, Automotive
                                                                     Engineered Systems Division,
                                                                     1995-1996

Harold J. Wiens         54  Executive Vice President,   1999        Executive Vice President, Industrial
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

Item 2. Properties.

3M's general offices, corporate research laboratories, and certain division laboratories and manufacturing facilities are located in St. Paul, Minnesota. In the United States, 3M has 25 sales offices and distribution centers in 19 states and operates 54 manufacturing facilities in 23 states. Internationally, 3M has 206 sales offices and distribution centers. The company operates 84 manufacturing and converting facilities in 38 countries outside the United States.

3M  owns  substantially  all of its physical properties.   3M's  physical
facilities are highly suitable for the purposes for which they were designed.

Item 3. Legal Proceedings.

General
The company and certain of its subsidiaries are named as defendants in a number of actions, governmental proceedings and claims, including environmental proceedings and products liability claims involving products now or formerly manufactured and sold by the company. In some actions, the claimants seek damages as well as other relief, which, if granted, would require substantial expenditures. The company has recorded certain liabilities, which represent reasonable estimates of its probable liabilities for these matters. The company also has recorded receivables for the probable amount of insurance recoverable with respect to these matters.

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

While the company currently believes that the ultimate outcome of these proceedings and claims, individually and in the aggregate, will not have a material adverse effect on the consolidated financial position, results of operations, or cash flows of the company, there can be no absolute certainty that the company may not ultimately incur charges, whether for governmental proceedings and claims, products liability claims, or other actions, in excess of presently recorded liabilities.

While the company currently believes that a material adverse impact on its consolidated financial position, results of operations, or cash flows from any such future charges is remote, due to the inherent uncertainty of litigation, there exists the remote possibility that a future adverse ruling could result in future charges that could have a material adverse impact on the company. The current estimate of the potential impact on the company's financial position for the above legal proceedings could change in the future.

Breast Implant Litigation
The company and certain other companies have been named as defendants in a number of claims and lawsuits alleging damages for personal injuries of various types resulting from breast implants formerly manufactured by the company or a related company. The company entered the business of manufacturing breast implants in 1977 by purchasing McGhan Medical Corporation. In 1984, the company sold the business to a corporation that also was named McGhan Medical Corporation.

As of December 31, 2000, the company is currently named as a defendant, often with multiple co-defendants, in 1,223 lawsuits and 29 claims in various courts, all seeking damages for personal injuries from allegedly defective breast implants. These lawsuits and claims purport to represent 3,715 individual claimants.

3M has confirmed that 70 of the 3,715 claimants have opted out of the Revised Settlement Program (discussed below) and have 3M implants. Approximately 93 percent of the claimants in these confirmed cases have alleged an unspecified amount of damages above the jurisdictional limit of the courts in which the cases were filed. The company has one claimant who filed a lawsuit in New York state court alleging damages of $20 million.

The company believes that most of the remaining 3,645 claimants will be dismissed either because the claimants did not have 3M implants or the claimants accepted benefits under the Revised Settlement Program. Approximately 88 percent of these claimants have filed lawsuits that either do not allege a specific amount of damages or allege an unspecified amount of damages above the jurisdictional limit of the court. The rest of these claimants allege damages aggregating approximately $300 million in their lawsuits. Approximately 412 claimants have filed lawsuits in New York state courts alleging damages in excess of $20 million each. 3M expects that virtually all of these New York cases will be dismissed without payment for the reasons stated above. The company continues to work to clarify the status of these lawsuits and claims.

Based on 3M's experience in resolving thousands of these lawsuits, 3M believes that the amount of damages alleged in complaints is not a reliable or meaningful measure of the potential liability that 3M may incur in the breast implant litigation. Investors should place no reliance on the amount of damages alleged in breast implant lawsuits against 3M.

On December 22, 1995, the United States District Court for the Northern District of Alabama approved a revised class action settlement program for resolution of claims seeking damages for personal injuries from allegedly defective breast implants (the "Revised Settlement Program"). The Court ordered that, beginning after November 30, 1995, members of the plaintiff class may choose to participate in the Revised Settlement Program or opt out, which would then allow them to proceed with separate product liability actions.

The company believes that approximately 90 percent of the registrants, including those claimants who filed current claims, have elected to participate in the Revised Settlement Program. It is still unknown as to what disease criteria all claimants have satisfied, and what options they have chosen. As a result, the total amount and timing of the company's prospective payments under the Revised Settlement Program cannot be determined with precision at this time. As of December 31, 2000, the company had paid $296 million into the court-administered fund as a reserve against costs of claims payable by the company under the Revised Settlement Program (including a $5 million administrative assessment). Additional payments will be made as necessary. Payments to date have been consistent with the company's estimates of the total liability for claims under the Revised Settlement Program.

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

The company's current best estimate of the amount to cover the cost and expense of the Revised Settlement Program and the cost and expense of resolving opt-out claims and recovering insurance proceeds (from inception of the litigation through December 31, 2000) is $1.2 billion. After subtracting cumulative payments of $1.168 billion as of December 31, 2000, for defense and other costs and settlements with litigants and claimants, the company had remaining liabilities for the breast implant litigation of $32 million.

The company's insurers initiated a declaratory judgment action in Ramsey County Minnesota against the company seeking adjudication of certain coverage and allocation issues. The jury trial phase of this action finished on February 24, 2000. The jury returned a verdict favorable to the company by rejecting all of the insurers' remaining defenses to coverage for breast implant liabilities and costs. The court has considered additional remedies requested by the company and the insurers
including  eliminating,  limiting  or  extending  allocation  among   the
insurers providing occurrence-based coverage (before 1986), pre- and post-judgment interest, attorneys' fees and further equitable relief.

The court's rulings in post verdict motions are considered to be generally favorable to the company. The court awarded the company prejudgment interest on amounts owing by insurers including reasonable attorney fees. However, the court has yet to determine the amount of attorneys' fees recoverable by the company. The court has indicated a formula to be used for this calculation that would result in the company being reimbursed for less than all of its fees. Exact amounts cannot yet be determined. The company expects entry of judgment to occur during the first half of 2001.

As of December 31, 2000, the company had receivables for insurance recoveries of $519 million, representing settled but yet to be received amounts as well as amounts contested by the insurance carriers. During 2000, the company received payments from its occurrence carriers. Various factors could affect the timing and amount of proceeds to be received under the company's various insurance policies, including (i) the timing of payments made in settlement of claims; (ii) the outcome of occurrence insurance litigation in the courts of Minnesota (as discussed above) and Texas; (iii) potential arbitration with claims-made insurers; (iv) delays in payment by insurers; and (v) the extent to which insurers may become insolvent in the future. There can be no absolute assurance that the company will collect all amounts recorded as being probable of recovery from its insurers.

While the company currently believes that the ultimate outcome of these proceedings and claims, individually and in the aggregate, will not have a material adverse effect on the consolidated financial position, results of operations, or cash flows of the company, there can be no absolute certainty that the company may not ultimately incur charges for breast implant claims in excess of presently recorded liabilities.

While the company currently believes that a material adverse impact on its consolidated financial position, results of operations, or cash flows from any such future charges is remote, due to the inherent uncertainty of litigation, there exists the remote possibility that a future adverse ruling could result in future charges that could have a material adverse impact on the company. The current estimate of the potential impact on the company's financial position for breast implant litigation could change in the future.

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

Under certain environmental laws, including the United States Comprehensive Environmental Response, Compensation and Liability Act of 1980 and similar state laws, the company may be jointly and severally liable for the costs of environmental contamination at current or former facilities and at off-site locations at which the company has disposed of hazardous waste. The company has identified numerous locations, most of which are in the United States, at which it may have some liability for remediating contamination. Amounts expensed for environmental remediation activities were not material for 2000 at these locations nor have there been material changes in the recorded liabilities for environmental matters. Liabilities for estimated costs of environmental remediation are, depending on the site, based primarily upon internal or third-party environmental studies, and estimates as to the number, participation level and financial viability of any other potentially responsible parties, the extent of the contamination and the nature of required remedial actions. Recorded liabilities are adjusted as further information develops or circumstances change. The amounts recorded in the company's consolidated financial statements for environmental liabilities are the gross amount of such liabilities, without deductions for insurance or third party indemnity claims. The company expects that the amounts recorded will be paid out over the periods of remediation for the applicable sites, currently ranging from approximately 5 to 30 years.

It is often difficult to estimate the cost of environmental compliance and remediation and potential claims given the uncertainties regarding the interpretation and enforcement of applicable environmental laws and regulations, the extent of environmental contamination and the existence of alternate cleanup methods. The company records an environmental liability when it is probable that the company has incurred a liability and the amount of the liability can be reasonably estimated. Where no amount within a range of estimates is more likely, the minimum is recorded. Otherwise, the most likely cost to be incurred is recorded.

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

While the company currently believes that the ultimate outcome of these environmental matters, individually and in the aggregate, will not have a material adverse effect on the consolidated financial position, results of operations, or cash flows of the company, there can be no absolute certainty that the company may not ultimately incur charges for capital expenditures, litigation and other costs in excess of presently established liabilities.

While the company currently believes that a material adverse impact on its consolidated financial position, results of operations, or cash flows from any such future charges is remote, due to the inherent uncertainty of environmental matters or were an unfavorable development to occur (discussed above), there exists the remote possibility that a future adverse ruling or development could result in future charges that could have a material adverse impact on the company. The current estimate of the potential impact on the company's financial position for the above environmental matters could change in the future.

Item 4. Submission of Matters to a Vote of Security Holders.

None in the quarter ended December 31, 2000.

                                    Part II

Item  5.  Market  Price of 3M's Common Stock and Related Security  Holder
Matters.

At January 31, 2001, there were 129,109 shareholders of record. 3M's stock is listed on the New York, Pacific, Chicago and Swiss stock exchanges. Stock price comparisons are provided in the Quarterly Data section in the Notes to Consolidated Financial Statements.

Item 6. Selected Financial Data.

(Dollars in millions, except per-share amounts)

Years ended December 31:             2000     1999     1998     1997     1996
Net sales........................ $16,724  $15,748  $15,094  $15,133  $14,295
Income from continuing operations...1,857*   1,763*   1,213*   2,121**  1,516
Per share of common stock:
Continuing operations - basic........4.69*    4.39*    3.01*    5.14**   3.63
Continuing operations - diluted......4.64*    4.34*    2.97*    5.06**   3.59
Cash dividends declared and paid..$  2.32  $  2.24  $  2.20  $  2.12  $  1.92
At December 31:
 Total assets ....................$14,522  $13,896  $14,153  $13,238  $13,364
 Long-term debt (excluding portion due
    within one year)..................971    1,480    1,614    1,015      851

<F1>
Certain reclassifications have been made to prior period net sales to conform to the current period presentation. The above income and earnings per share information exclude discontinued operations in 1996, an extraordinary loss in 1998, and the cumulative effect of accounting change in 2000.
<F2>
*As discussed in the Notes to Consolidated Financial Statements, 2000 includes a non-recurring net loss of $23 million ($15 million after tax), or 4 cents per diluted share. This relates to the company's phase-out of perfluorooctanyl-based chemistry products in the Specialty Material segment, a write-down of certain corporate and unallocated assets, gains related to corporate and unallocated asset dispositions, a gain from the termination of a product distribution agreement in the Health Care segment, and other non-recurring items. 1999 includes a net gain of $100 million ($52 million after tax), or 13 cents per diluted share, relating to gains on divestitures, litigation expense, an investment valuation adjustment, and a change in estimate that reduced the 1998 restructuring charge. 1998 includes a restructuring charge of $493 million ($313 million after tax), or 77 cents per diluted share.
<F3>
**1997 includes a gain of $803 million ($495 million after tax), or $1.18 per diluted share, on the sale of National Advertising Company.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Operating Results
Sales: Sales in 2000 totaled $16.724 billion, compared with $15.748 billion in 1999 and $15.094 billion in 1998. In 2000, volume grew 10 percent, with the stronger U.S. dollar reducing sales by about 2.5 percent. Selling prices declined about 1.5 percent, mainly due to reductions in certain 3M electronic products both in the United States and internationally. In 1999, volume grew 5 percent, with the stronger U.S. dollar reducing sales by about 1 percent.

In the United States, sales in 2000 totaled $7.858 billion, up 4 percent from 1999. U.S. volume rose about 5 percent. Internationally, sales totaled $8.866 billion, up 8 percent from 1999. International volume increased 15 percent. The stronger U.S. dollar reduced international sales by 5 percent. In 1999, U.S. sales increased 3 percent. Volume rose 4 percent, while selling prices were down 1 percent. Internationally, sales rose 5 percent. Volume increased 7 percent and selling prices were up 1 percent. The stronger U.S. dollar reduced international sales by 3 percent.

Components of Sales Change
                         2000                        1999
                  U.S.   Intl.   W.W.         U.S.   Intl.   W.W.
Volume             5%     15%     10%          4%     7%      5%
Price             (1)     (2)   (1.5)         (1)     1       0
Translation        -      (5)   (2.5)          -     (3)     (1)
  Total            4%      8%      6%          3%     5%      4%

Non-recurring items: In 2000, non-recurring items include costs of $208 million (included in cost of sales) and gains of $185 million, included in the other expense (income) line within operating income. Non-recurring costs in 2000 include $168 million of costs in the Specialty Material segment related to the company's phase-out of perfluorooctanyl-based chemistry products, a $20 million write-down of corporate and unallocated assets, and $20 million of other non-recurring expenses ($13 million related to acquisitions in the Electro and Communications segment). Major non-cash costs included above are $73 million of accelerated depreciation and $48 million of impairment losses, primarily related to production equipment used to manufacture products phased out in the Specialty Material segment. Non-recurring gains in 2000 were largely related to asset dispositions, principally the sale of available-for-sale equity securities, and also included $50 million from the termination of a product distribution agreement in the Health Care segment. A cumulative effect of accounting change related to revenue recognition was also recorded in 2000, reducing earnings by $75 million net of tax. Combined, these non-recurring items reduced net income by $90 million, or 23 cents per diluted share.

In 1999, non-recurring items include a net gain of $147 million ($81 million after tax) related to gains on the divestitures of Eastern Heights Bank and certain health care businesses, net of an investment valuation adjustment. 1999 also includes a charge of $73 million ($46 million after tax) relating to an adverse jury verdict and legal fees associated with a lawsuit filed by LePage's, Inc. In the third quarter of 1999, the company recorded a change in estimate that reduced the 1998 restructuring charge by $26 million ($17 million after tax). Combined, this net pre-tax gain of $100 million ($52 million after tax, or 13 cents per diluted share) is included in the other expense (income) line within operating income.

In 1998, 3M recorded a $493 million ($313 million after tax) restructuring charge, with $454 million recorded in the other expense (income) line within operating income. The inventory portion of the restructuring charge totaling $39 million was recorded in cost of sales. Details are discussed in the Notes to Consolidated Financial Statements. In 1998, the company also refinanced debt relating to its Employee Stock Ownership Plan, replacing the debt with a new bond that carries a significantly lower interest rate. This resulted in a $38 million extraordinary after-tax charge, or 9 cents per diluted share, from early extinguishment of debt.

The following table shows amounts for non-recurring items in 2000, 1999 and 1998, as well as amounts excluding these items.

Supplemental Consolidated Statement of Income Information
Years ended December 31
                                                      Total (Excluding
(Millions, except          Non-recurring items       non-recurring items)
per-share amounts)        2000    1999    1998      2000     1999    1998
Operating
 income (loss)           $(23)   $ 100   $(493)    $3,081   $2,856  $2,532
Other (income) expense     --       --      --         84       76      87
Income (loss) before
 income taxes, minority
 interest, extraordinary
 loss and
 cumulative effect        (23)     100    (493)     2,997    2,780   2,445
Provision (benefit)
 for income taxes          (8)      48    (180)     1,033      984     865
Effective tax rate       32.4%   47.8%   36.5%      34.5%    35.4%   35.4%
Minority interest          --       --      --         92       85      54
Income (loss) before
 extraordinary loss
 and cumulative effect   $(15)      52    (313)    $1,872   $1,711  $1,526
Extraordinary loss         --       --     (38)        --       --      --
Cumulative effect         (75)      --      --         --       --      --
Net income (loss)        $(90)   $  52   $(351)    $1,872   $1,711  $1,526
 Per share - diluted     (.23)     .13    (.86)      4.68     4.21    3.74

The following discussion excludes the impact of non-recurring items in all years, except where indicated.

Costs: Cost of sales was 51.3 percent of sales, down three-tenths of a percentage point from 1999. In 2000, gross margins benefited from volume growth, productivity gains and lower employee benefit costs, but were negatively affected by raw material costs and currency effects. In 1999, gross margins benefited from volume gains, restructuring actions and slightly lower raw material costs, but were negatively affected by the stronger U.S. dollar. Cost of sales includes manufacturing, engineering expenses, and freight costs.

Selling, general and administrative (SG&A) expenses were 23.7 percent of sales in 2000, 23.6 percent in 1999 and 23.5 percent in 1998. In both 2000 and 1999 these expenses reflected increased new product investments. SG&A spending in 2000 benefited from lower employee benefit costs. In 1999, this spending benefited from productivity gains related to restructuring actions.

(Percent of sales)                                2000     1999    1998
Cost of sales                                     51.3     51.6    52.9
Selling, general and administrative expenses      23.7     23.6    23.5
Research, development and related  expenses        6.6      6.7     6.8
Operating income                                  18.4     18.1    16.8

Operating income: Operating income totaled $3.081 billion, up 7.9 percent from 1999. Operating income was 18.4 percent of sales, up from
18.1 percent in 1999 and 16.8 percent in 1998. In 2000, volume growth and productivity gains drove most of the improvement in operating income. Lower employee benefit costs resulting from lower pension expense, primarily in the United States, increased operating profit margins in 2000 by an estimated five-tenths of a percentage point. This benefit was more than offset by higher payroll costs and other inflationary impacts. In 1999, unit volume growth and productivity gains helped results. During 1998, economic contractions in many international markets, softness in a few key U.S. markets and negative currency effects impacted operating profit margins. The company estimates that currency effects reduced operating income by about $78 million in 2000, $18 million in 1999, and $235 million in 1998.

In the United States, operating income in 2000 decreased 3 percent and profit margins were down one percentage point. In 1999, operating income increased 1 percent and profit margins were down four-tenths of a percentage point.

Internationally, operating income increased 16 percent and profit margins increased 1.4 percentage points. In 1999, operating income increased 23 percent and profit margins increased by 3 percentage points.

Other income and expense: Interest expense was $111 million, compared with $109 million in 1999 and $139 million in 1998. The 1999 decrease reflected lower debt balances due to increased operating cash flow and reduced capital expenditures.

Interest and other income was $27 million, compared with $33 million in 1999 and $52 million in 1998, with the declines in both years due to lower interest income. In 1998, interest and other income included a $10 million gain from a divestiture.

Provision for income taxes:  The worldwide effective income tax rate  was
34.5  percent  in 2000 and 35.4 percent in both 1999 and 1998.  Including non-recurring items, 3M's effective tax rate was 34.5 percent in 2000, compared with 35.8 percent in 1999 and 35.1 percent in 1998. The decrease in the 2000 worldwide effective income tax rate was primarily due to a decrease in the average effective tax rate for international operations.

Minority interest: Minority interest was $92 million, compared with $85 million in 1999 and $54 million in 1998. Minority interest represents the elimination of the non-3M ownership interests, primarily in Sumitomo 3M Limited and Dyneon LLC (in 1999 and 1998 only). These companies' results are fully consolidated in 3M's financial statements, and then partially eliminated on the minority interest line to reflect 3M's net position. The increase in 2000 reflects higher profits in Sumitomo 3M Limited, partially offset by a decrease as a result of 3M's acquisition of the 46 percent minority interest in Dyneon in December of 1999. This acquisition is discussed in the Notes to Consolidated Financial Statements. The 1999 increase in minority interest was driven by higher profits in Sumitomo 3M Limited and Dyneon LLC.

Net income: Net income totaled $1.872 billion, or $4.68 per diluted share, compared with $1.711 billion, or $4.21 per diluted share, in 1999, and $1.526 billion, or $3.74 per diluted share, in 1998. Per-share income was up 11.2 percent in 2000 and 12.6 percent in 1999.

In 2000, 1999 and 1998, changes in the value of the U.S. dollar reduced net income by an estimated $55 million, $23 million and $141 million, respectively. Currency effects reduced earnings by 14 cents per share, 6 cents per share and 35 cents per share in 2000, 1999 and 1998, respectively. These estimates include the effect of translating profits from local currencies into U.S. dollars; the impact of currency fluctuations on the value of goods transferred between 3M operations in the United States and abroad; and foreign currency transaction gains and losses, including derivative instruments designed to reduce exchange rate risks. Derivative transactions resulted in a net, pre-tax gain of $19 million (included in cost of sales) for 2000, primarily related to terminated foreign exchange forward contracts used to hedge euro exposures.

Other indices: Excluding non-recurring items, economic profit totaled $974 million in 2000, up from $855 million in 1999 and $604 million in 1998, and return on invested capital was 19.3 percent in 2000, up from
18.6 percent in 1999 and 15.9 percent in 1998. Economic profit equals after-tax operating income less a charge for operating capital employed in 3M's businesses. Return on invested capital is after-tax operating income divided by average operating capital.

At December 31, 2000, employment totaled about 75,000 people, an increase of about 4,500 from year-end 1999, with about 3,400 of the increase related to acquisitions. At December 31, 1999, employment totaled about 70,500, a decrease of about 3,000 from year-end 1998. The 1999 decline was due both to restructuring actions and attrition. Sales per employee in local currencies increased about 7 percent in 2000, about 10 percent in 1999 and about 3 percent in 1998.

Restructuring charge: To reduce costs and improve productivity, the company initiated a restructuring program in the second half of 1998 to streamline corporate structure, consolidate manufacturing operations and exit certain product lines. These product lines, discontinued primarily in 1998, had combined annual sales of less than $100 million. In 1999, the company also divested Eastern Heights Bank and the cardiovascular systems and other health care businesses that together had annual sales of approximately $200 million.

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

The restructuring plan provided annual pre-tax savings of about $250 million upon completion of the plan. The incremental benefit in 2000 versus 1999 was an estimated $60 million, primarily in the first half. Implementation costs associated with this restructuring plan totaled about $30 million in 1999. These costs, which are not included in the restructuring charge, included expenses for relocating employees, inventory and equipment; unfavorable overhead variances; and other expenses.

Performance by Business Segment
Disclosures relating to 3M's business segments are provided in this Form 10-K, Item 1, Business Segments. Financial information and other disclosures, including discussion about non-recurring items, are provided in the Notes to Consolidated Financial Statements.

Industrial Markets (21 percent of consolidated sales):
Sales totaled $3.525 billion, up 3.4 percent from 1999. Operating income increased 4.7 percent to $641 million. Outpacing market growth with a volume gain of nearly 6 percent, this segment increased profit margins to
18.2 percent, despite negative currency effects. This segment experienced continued strong growth in precision polishing abrasives for electronics and telecommunications applications, and in products for the marine trades. This segment maintained leadership in tapes, abrasives, and specialty adhesives, while newly established business organizations maximized 3M opportunities for serving the appliance, electronics, commercial transportation, and recreational vehicle markets.

Transportation, Graphics and Safety Markets (21 percent of consolidated sales):
Sales totaled $3.518 billion, up 8.8 percent from 1999. Operating income increased 16.0 percent to $783 million. This segment increased volume
13.5 percent and boosted profit margins to 22.3 percent from 20.9 percent in 1999. Growth was particularly strong in optical films for computers, personal digital assistants, cell phones, and other electronic devices. 3M's optical films business broadened its horizons with the acquisition of two touch screen companies in 2000 and early 2001. This market also achieved good volume gains in automotive, safety and security, and respiratory protection products.

Health Care Markets (19 percent of consolidated sales):
Sales totaled $3.135 billion, down slightly from 1999 (up more than 2 percent adjusted for divestitures). Despite accelerated investments to support large new 3M pharmaceutical opportunities, the Health Care segment strengthened core businesses and increased profit margins to the 20-percent level. Health information systems reported continued outstanding growth in 2000, while the skin health and dental businesses also continued to excel and grow. In early 2001, 3M combined its German dental business with ESPE Dental AG, a leading German supplier of crowns, bridges, and other dental products. As controlling shareholder, 3M will be consolidating this company into its results.

Non-recurring items in 2000 include a $50 million gain in Health Care from the termination of a product distribution agreement. A new co-promotion and distribution agreement for this product was entered into in the fourth quarter of 2000. Non-recurring items in 1999 include gains on divestitures of $62 million. Excluding non-recurring items, operating income improved in 2000.

Consumer and Office Markets (17 percent of consolidated sales):
Sales totaled $2.848 billion, up 5.3 percent from 1999. Operating income increased 8.2 percent to $434 million. Operating income was 15.3 percent of sales in 2000, compared to 14.8 percent in 1999. A volume gain of nearly nine percent allowed this sector to outpace market growth. Among
achievements   were  posting  double-digit  volume  increases   in   home
improvement and construction-related businesses, and good gains in office and home care products. 3M's deep relationships with customers, including industry leaders, supported the continued extension of the 3M brand, Scotch brand, Post-it brand, Scotch-Brite brand and O-Cel-O brands, and bolstered the building of newer brands like Filtrete brand and Command brand. In 2000, 3M also confirmed its trademark protection of the canary-yellow color for Post-it brand Notes.

Electro and Communications Markets (15 percent of consolidated sales):
Sales totaled $2.467 billion, up 22.3 percent from 1999 (up about 8.5 percent after adjusting for acquisitions). Operating income increased to $404 million. Operating income was 16.4 percent of sales, compared with
19.9 percent in 1999. This segment increased volume nearly 35 percent on a reported basis, and more than 20 percent excluding acquisitions. Profits grew more slowly than sales due to volume-related price decreases in certain 3M electronic products and costs associated with acquisitions. Both the electronics and telecommunications businesses achieved strong volume gains. This market expanded its industry market penetration through new-product development, as well as through acquisitions. 3M acquired 91 percent of Quante AG, a German-based telecommunications supplier, and purchased the multi-layer integrated circuit packaging line of W. L. Gore and Associates. In early 2001, 3M also completed the acquisition of Robinson Nugent, a U.S.-based manufacturer of electronic interconnects. Strong customer relationships continue throughout the business segment.

Specialty Material Markets (7 percent of consolidated sales):
Sales totaled $1.197 billion, up slightly from 1999. Dyneon LLC manufactures and markets fluoropolymers for transportation, electronics and other high-growth industries. In May 2000, 3M announced its intent to substantially phase- out production by the end of 2000 of the perfluorooctanyl chemistry used to produce certain repellents and surfactant products. The affected product lines represent about $300 million in annual sales with an operating income margin around 20 percent. Overall sales were affected by this phase-out. The company has introduced alternatives for some applications and industry segments, including carpet protection, and is working to develop replacement chemistries for some of the other applications. 3M believes that it will retain a significant portion of this business. Operating income in 2000 includes non-recurring costs of $168 million related to the company's decision to phase-out the perfluorooctanyl chemistry based products.

Excluding non-recurring items in 2000, this market saw an improvement in operating profit margin to 18.9 percent, versus 15.5 percent in 1999. Benefiting from strong demand for 3M brand Novec brand and Dyneon brand high-performance materials used in the electronics, semiconductor, and telecommunications markets, this market increased sales of performance materials by more than 14 percent. Having fulfilled its commitment to make the transition from the perfluorooctanyl chemistry as smooth as possible for its customers, this market has moved aggressively to develop alternative repellants and surfactant technology for several important customer applications. This market also continues to invest in the development of the valuable Scotchgard brand using replacements with improved performance and environmental properties.

Performance by Geographic Area
Financial information relating to 3M operations in various geographic areas, including discussion of non-recurring items, is provided in the Notes to Consolidated Financial Statements.

United States (47 percent of consolidated sales):
Sales in the United States totaled $7.858 billion, up about 4 percent from 1999. Unit sales increased 5 percent, while selling prices decreased about 1 percent. Operating income, excluding non-recurring items, was down about 3 percent. In 2000, good unit volume growth and productivity gains helped results, but increased new product investments held back overall profit growth. Operating income was 14.8 percent of sales, down from 15.8 percent in 1999.

Europe and Middle East (24 percent of consolidated sales):
Sales in Europe and the Middle East totaled $3.946 billion, up nearly 4 percent from 1999. Local-currency sales increased about 15 percent on a reported basis, and about 8 percent excluding the Quante acquisition.
Currency translation reduced sales by about 11 percent. Despite significant unfavorable currency effects, operating income increased nearly 3 percent. Operating income was 14.9 percent of sales, compared with 15.1 percent of sales in 1999. Acquisition effects negatively impacted 2000 profit margins.

Asia Pacific (20 percent of consolidated sales):
Sales in Asia Pacific totaled $3.329 billion, up about 15 percent from 1999. Unit sales in the Asia Pacific area increased about 18 percent in 2000. Selling prices decreased about 4 percent, while currency translation increased sales by about 1.5 percent. Operating income was
28.9 percent of sales, up from 26.6 percent in 1999, led by volume growth and productivity gains. In Japan, home of 3M's largest international company, volume increased about 13.5 percent. Unit sales in Asia outside Japan increased nearly 28 percent in 2000.

Latin America, Canada and Africa (9 percent of consolidated sales):
Sales in Latin America, Canada and Africa combined totaled $1.564 billion, up nearly 7 percent from 1999. In Latin America, unit sales increased 10 percent. Currency reduced Latin America sales by about 2.5 percent. In Canada, unit sales increased about 5 percent. In Africa, volume increased about 9 percent. Operating income for Latin America, Canada and Africa was 24.0 percent of sales, up from 23.7 percent in 1999.

Financial Condition and Liquidity
3M's financial condition remained strong in 2000. The company's key inventory index was 3.4 months, up about 10 percent from year-end 1999. This increase was partially attributable to lower-than-expected sales in the United States due to the significant slowdown in economic growth late in 2000. The accounts receivable index was 60 days, down 1 day from 1999. The current ratio was 1.3, down from 1.6 at the end of 1999. The lower current ratio is principally due to a shift in debt financing from long-term to short-term at year-end 2000 compared with the end of 1999.

Total debt was $2.837 billion, up from $2.610 billion at year-end 1999. Total debt was 30 percent of total capital, compared with 29 percent in 1999. In September 2000, the company completed a three-year, 16 billion yen (approximately $150 million), 1.0 percent yen Eurobond offering. In December 2000, the company issued a $350 million security, remarketable annually, which is classified as short-term debt. On October 30, 2000, the company filed a shelf registration statement with the Securities and Exchange Commission providing the means to offer debt securities of up to $1.5 billion. 3M plans to use the net proceeds from future issuances of debt securities under this shelf registration for general corporate purposes, including the repayment of debt, investments in or extensions of credit to the company's subsidiaries, or the financing of possible acquisitions. As of December 31, 2000, no debt securities had been issued under this shelf registration. Of total debt outstanding at the end of 2000, $333 million represented a guarantee of debt of the 3M Employee Stock Ownership Plan.

Various assets and liabilities, including cash and short-term debt, can fluctuate significantly from month to month depending on short-term liquidity needs. Investments decreased $177 million from year-end 1999, impacted by the sale of a portion of the available-for-sale equity securities and decreases in the market value of the remaining equity securities.

During 2000, cash flows provided by operating activities totaled $2.326 billion, compared with $3.081 billion in 1999 and $2.417 billion in 1998. In 2000, certain working capital increases, partially driven by the 10 percent increase in sales volume, reduced cash provided by operating activities. In 1999, the increase in net income, along with certain working capital improvements, drove the increase. Working capital changes in 1999 include a $205 million use of cash for the impact of employee termination benefits paid in connection with restructuring activities.

Purchases of property, plant and equipment totaled $1.115 billion, an increase of about 6 percent from 1999. This followed a decrease of about 28 percent in 1999 compared with 1998. These investments are helping to meet global demand for new products and increase manufacturing efficiency.

Cash used for acquisitions of businesses totaled $472 million, $374 million and $200 million in 2000, 1999 and 1998, respectively. Acquisitions in 2000 included the purchase of 91 percent of Quante AG (a telecommunications supplier), the purchase of the multi-layer integrated circuit packaging line of W.L. Gore and Associates, and the acquisition of seven smaller businesses. Acquisitions in 1999 included about $340 million related to the acquisition of the outstanding minority interest in Dyneon LLC. Acquisitions in 1998 were primarily in the occupational health and safety, and telecommunications areas.

Cash proceeds from the sale of businesses totaled $1 million, $249 million and $57 million in 2000, 1999 and 1998, respectively. The company received cash proceeds in 1999 related to divestitures of Eastern Heights Bank and the cardiovascular systems and other health care businesses.

Purchases of investments totaled $12 million, $56 million and $42 million in 2000, 1999 and 1998, respectively. These purchases include patents, and equity and cost basis investments.

Cash dividends paid to stockholders in 2000 totaled $918 million, or $2.32 per share. 3M has paid dividends since 1916. In February 2001, the Board of Directors increased the quarterly dividend on 3M common stock to 60 cents per share, equivalent to an annual dividend of $2.40 per share. This marks the 43rd consecutive year of dividend increases.

Repurchases of 3M common stock totaled $814 million in 2000, compared with $825 million in 1999 and $618 million in 1998. Repurchases were made to support the company's stock-based compensation plans, its employee stock purchase plans and for other corporate purposes. In 2000 and 1999, a reduction in weighted average shares outstanding resulted in a benefit to earnings of 8 cents and 2 cents per diluted share, respectively. In 1998, the combination of a reduction in weighted average shares outstanding and higher interest expense resulted in a net benefit to earnings of 3 cents per diluted share.

In November 2000, the Board of Directors authorized the repurchase of up to 10 million of the company's shares of common stock. This share repurchase authorization is effective from January 1, 2001, through December 31, 2001. In 2000, under a preceding authorization, the company purchased about 9.1 million shares.

The company's strong credit rating provides ready and ample access to funds in global capital markets. At year-end 2000, the company had available short-term lines of credit totaling about $694 million.

Most of the company's implant liabilities have been paid; accordingly, receipt of related insurance recoveries will increase future cash flows. For a more detailed discussion, refer to Part I, Item 3, Legal Proceedings, of this Form 10-K.

Future Outlook
The following discussion excludes the impact of non-recurring items.

While fourth quarter earnings were up only slightly, 2000 was a very good year for 3M. 3M increased earnings per share 11 percent, and volume more than 10 percent.

3M expects to achieve at least 10 percent earnings growth in an environment of slower economic growth with the assumption that currency effects will continue at current or slightly more negative levels in 2001.

3M is moving forward with a more conservative set of growth assumptions for 2001, while maintaining its growth objectives over the longer term. This more conservative plan assumes organic volume growth of about 6 percent with another 2.5 to 3 percentage points of growth provided by acquisitions. 3M expects pricing to be down about 1 percent. 3M assumes that currency, for planning purposes, would reduce 2001 worldwide sales by about 3 percent.

3M is sizing costs to achieve its 2001 earnings target with significantly lower sales growth than originally anticipated.

3M has in place strict cost controls to hold selling, general and administrative expenses flat compared with the first quarter of 2000. This represents a running rate improvement of $50 million, or 5 percent, compared with the fourth quarter of 2000.

3M expects mid-single-digit growth in first-quarter 2001 earnings as these accelerated cost-reduction efforts begin to take effect. 3M will aggressively address selling, general and administrative expenses for the balance of 2001 with follow through on cost controls and initial traction from several longer-term programs that are in the initial stages of implementation.

These include:
* An initiative to more effectively prioritize 3M's significant research and development commercialization investments across all businesses to further strengthen returns.
* Adoption and concentration of Six Sigma across the company - one way of doing business across all of 3M that will particularly help direct costs and cash.
* E-Productivity - taking full advantage of web-based IT systems investments to increase productivity.
* Leveraging the critical mass of 3M to achieve significant savings in sourcing and procurement.

3M believes that aggressive and sustained implementation of these additional initiatives over time will help ensure that 3M consistently meets its financial objectives, while simultaneously funding 3M's existing growth initiatives such as: re-deploying resources into higher growth areas; selective and targeted acquisitions; and driving global market penetration to its full potential. 3M expects these growth initiatives, already in place, to gain momentum as economic conditions improve.

3M believes its future prospects are enhanced by the fundamental strengths of the company: A strong business portfolio; leading market positions; an efficient and increasingly competitive infrastructure;
unequalled international capabilities; and an underlying emphasis on innovation, creation and new product generation. 3M plans to continue to convert these strengths into market success and accelerated earnings growth.

3M believes that all of these elements - combined with an enhanced level of accountability across the entire organization - will help meet its short- and long-term expectations.

In early 2001, 3M completed the acquisition of MicroTouch Systems, Inc., a manufacturer of touch-screen products, and also combined its German dental business with ESPE Dental AG, a leading German supplier of crowns, bridges and other dental products. In early 2001, 3M also completed its acquisition of Robinson Nugent, a manufacturer of electronic interconnects. 3M is actively considering other acquisitions.

The company expects capital spending to total about $1.0 billion to $1.1 billion in 2001. The company does not expect a significant change in its tax rate in 2001.

Financial Instruments
The company enters into contractual derivative arrangements in the ordinary course of business to manage foreign currency exposure, interest rate risks and commodity price risks. A financial risk management committee, composed of senior management, provides oversight for risk management and derivative activities. This committee determines the company's financial risk policies and objectives, and provides guidelines for derivative instrument utilization. This committee also establishes procedures for control and valuation, risk analysis, counterparty credit approval, and ongoing monitoring and reporting.

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

A variance/co-variance value-at-risk model was used to test the company's exposure to changes in currency and interest rates. An historical value-at-risk model was used to assess commodity risks. All models used a 95 percent confidence level over a one-month time horizon. The Riskmetrics dataset was used for the variance/co-variance analysis. Both models assessed the risk of loss in market value of outstanding financial instruments and derivatives. Based on a value-at-risk analysis of the company's foreign exchange, interest rate and commodity derivative instruments outstanding at December 31, 2000, 3M believes that probable near-term changes in exchange rates, interest rates or commodity prices would not materially affect the company's consolidated financial position, results of operations or cash flows. However, over a one-year period, exchange rates can significantly impact results (for example, in 1998, currency effects reduced net income by an estimated $141 million, or 35 cents per diluted share).

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended, was adopted by the company on January 1, 2001. Based on the company's analysis of its current derivative positions, this standard will not materially affect its financial position or results of operations.

Year 2000 Update
From December 31, 1999, to January 14, 2000, the company operated global information centers to monitor the company's facilities and operations during the Year 2000 transition. No material problems were reported in any of the company's facilities or operations during this period. During 2000, the company did not experience any material Year 2000 problems with its IT or non-IT systems or products, nor did the company experience any material problems with any of its key customers or suppliers.

The Euro Conversion
On  January 1, 1999, 11 of the 15 member countries of the European  Union
(EU) established fixed conversion rates through the European Central Bank
(ECB) between existing local currencies and the euro, the EU's new single currency. The participating countries had agreed to adopt the euro as their common legal currency on that date. From that date, the euro has been traded on currency exchanges and available for non-cash transactions. The EU agreed in June 2000 that Greece will join the European Monetary Union (EMU) and will fix its conversion rate on January 1, 2001, adopting the physical euro currency on January 1, 2002 (simultaneously with the previous 11 countries).

Local currencies will remain legal tender until December 31, 2001. Goods and services may be paid for with the euro or the local currency under the EU's "no compulsion, no prohibition" principle. If cross-border payments are made in a local currency during this transition period, the amount will be converted into euros and then converted from euros into the second local currency at rates fixed by the ECB. The participating countries will issue new euro-denominated bills and coins for use in cash transactions on or about December 31, 2001. By no later than July 1, 2002, participating countries will withdraw all bills and coins denominated in local currencies.

In February 1997, the company created a EMU Steering Committee and project teams representing all company business and staff units in Europe. The objective of these teams is to ensure a smooth transition to EMU for the company and its constituencies. The scope of the teams' efforts includes (i) assessing the euro's impact on the company's business and pricing strategies for customers and suppliers, and (ii) ensuring that the company's business processes and information technology
(IT) systems can process transactions in euros and local currencies during the transition period and achieve the conversion of all relevant local currency data to the euro by December 31, 2001, in the participating countries.

The Europe and Middle East market contributed 24 percent of consolidated sales and 19 percent of consolidated operating income in 2000. The participating countries accounted for 67 percent of the company's sales in the Europe and Middle East market in 2000. The company believes that the euro will, over time, increase price competition for the company's products across Europe due to cross-border price transparency. The company also believes that the adverse effects of increased price competition will be offset somewhat by new business opportunities and efficiencies. The company, however, is not able to estimate the net long-term impact of the euro introduction on the company.

The company has made significant investments in IT systems in Europe and these investments already enable the company to manage customer orders, invoices, payments and accounts in euros and in local currencies according to customer needs. The company anticipates spending approximately $35 million to $40 million to complete the conversion of all its IT systems in Europe to the euro by December 31, 2001. The company is developing appropriate contingency plans in order that the euro adoption does not jeopardize the operations of the company.

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

The company has derivatives outstanding beyond December 31, 2000, in several European currencies. Under the EU's "no compulsion, no prohibition" principle, the outstanding derivative positions will either mature as local currency contracts or convert to euro contracts at no additional economic cost to the company. The company has modified systems to track derivatives in euros. The company believes the impact of the euro introduction on the company's derivative positions will not be material.

Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be identified by the use of words like "plan," "expect," "aim," "believe," "project," "anticipate," "intend," "estimate," "will," "should," "could" and other expressions that indicate future events and trends. All statements that address expectations or projections about the future, including statements about the company's strategy for growth, product development, market position, expenditures and financial results, are forward-looking statements.

Forward-looking   statements  are  based  on  certain   assumptions   and
expectations of future events that are subject to risks and uncertainties. Actual future results and trends may differ materially from historical results or those projected in any such forward-looking statements depending on a variety of factors, including but not limited to the following:

* The effects of, and changes in, worldwide economic conditions. The company operates in more than 60 countries and derives more than half of its revenues from outside the United States. The company 's business may be affected by factors in other countries that are beyond its control, such as downturns in economic activity in a specific country or region (the economic difficulties that occurred in Asia in 1998 as an example); social, political or labor conditions in a specific country or region; or potential adverse foreign tax consequences.

* Foreign currency exchange rates and fluctuations in those rates may affect the company's ability to realize projected growth rates in its sales and net earnings and its results of operations. Because the company derives more than half its revenues from outside the United States, its ability to realize projected growth rates in sales and net earnings and results of operations could be adversely affected if the United States dollar strengthens significantly against foreign currencies.

* The company's growth objectives are largely dependent on the timing and market acceptance of its new product offerings. The company's growth objectives are largely dependent on its ability to renew its pipeline of new products and to bring those products to market. This ability may be adversely affected by difficulties or delays in product development, such as the inability to: identify viable new products; successfully complete clinical trials and obtain regulatory approvals; obtain adequate intellectual property protection; or gain market acceptance of new products.

* The company's future results are subject to fluctuations in the costs of raw materials due to market demand, currency exchange risks, shortages and other factors. The company depends on various raw materials for the manufacturing of its products. Although the company has not experienced any difficulty in obtaining raw materials, it is possible that any of its supplier relationships could be terminated in the future. Any sustained interruption in the company's receipt of adequate supplies could have a material adverse effect on it. In addition, while the company has a process to minimize volatility in raw material pricing, no assurance can be given that the company will be able to successfully manage price fluctuations due to market demand, currency risks, or shortages or that future price fluctuations will not have a material adverse effect on it.

* The possibility that acquisitions, divestitures and strategic alliances may not meet sales and/or profit expectations. As part of the company's strategy for growth, the company has made and may continue to make acquisitions, divestitures and strategic alliances. However, there can be no assurance that these will be completed or beneficial to the company.

* The company is the subject of various legal proceedings. For a more detailed discussion of the legal proceedings involving the company, see the discussion of "Legal Proceedings" in Part I, Item 3 of this Form 10-K.

Item 8. Financial Statements and Supplementary Data.

        Index to Financial Statements
                                                            Reference (pages)
                                                                Form 10-K
Data submitted herewith:
   Report of Independent Auditors ...............................     27

   Consolidated Statement of Income for the years ended
     December 31, 2000, 1999 and 1998 ...........................     28

   Consolidated Balance Sheet at December 31, 2000 and
     1999 .......................................................     29

   Consolidated Statement of Changes in Stockholders'
     Equity and Comprehensive Income for the years ended
     December 31, 2000, 1999 and 1998............................     30

   Consolidated Statement of Cash Flows
     for the years ended December 31,
     2000, 1999 and 1998 ........................................     31

   Notes to Consolidated Financial Statements ...................  32-52

                        Report of Independent Auditors

To the Stockholders and Board of Directors of Minnesota Mining and Manufacturing Company:

In our opinion, the consolidated financial statements listed in Item 8 of this Form 10-K present fairly, in all material respects, the consolidated financial position of Minnesota Mining and Manufacturing Company and Subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
St. Paul, Minnesota
February 12, 2001

Consolidated Statement of Income
Minnesota Mining and Manufacturing Company and Subsidiaries
Years ended December 31
(Amounts in millions, except per-share amounts)       2000     1999     1998
Net sales                                           $16,724  $15,748  $15,094
Operating expenses
 Cost of sales                                        8,787    8,126    8,020
 Selling, general and administrative expenses         3,963    3,712    3,553
 Research, development and related expenses           1,101    1,056    1,028
 Other expense (income)                                (185)    (102)     454
        Total                                        13,666   12,792   13,055

Operating income                                      3,058    2,956    2,039

Other income and expense
 Interest expense                                       111      109      139
 Interest and other income                              (27)     (33)     (52)
        Total                                            84       76       87

Income before income taxes, minority interest,
 extraordinary loss and cumulative effect
 of accounting change                                 2,974    2,880    1,952
Provision for income taxes                            1,025    1,032      685
Minority interest                                        92       85       54

Income before extraordinary loss and
 cumulative effect of accounting change               1,857    1,763    1,213
Extraordinary loss from early extinguishment
 of debt                                                 --       --      (38)
Cumulative effect of accounting change                  (75)      --       --
 Net income                                         $ 1,782  $ 1,763  $ 1,175

Weighted average common shares outstanding - basic    395.7    402.0    403.3
Earnings per share - basic
 Income before extraordinary loss and
  cumulative effect of accounting change            $  4.69  $  4.39  $  3.01
 Extraordinary loss                                      --       --     (.10)
 Cumulative effect of accounting change                (.19)      --       --
   Net income                                       $  4.50  $  4.39  $  2.91

Weighted average common shares outstanding - diluted  399.9    406.5    408.0
Earnings per share - diluted
 Income before extraordinary loss and
  cumulative effect of accounting change            $  4.64  $  4.34  $  2.97
 Extraordinary loss                                      --       --     (.09)
 Cumulative effect of accounting change                (.19)      --       --
   Net income                                       $  4.45  $  4.34  $  2.88

<F1>
The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

Consolidated Balance Sheet
Minnesota Mining and Manufacturing Company and Subsidiaries
At December 31
(Dollars in millions)                                      2000       1999
Assets
Current assets
  Cash and cash equivalents                             $   302    $   387
  Accounts receivable - net                               2,891      2,778
  Inventories                                             2,312      2,030
  Other current assets                                      874        871
            Total current assets                          6,379      6,066

Investments                                                 310        487
Property, plant and equipment - net                       5,823      5,776
Other assets                                              2,010      1,567
            Total                                       $14,522    $13,896

Liabilities and Stockholders' Equity
Current liabilities
  Short-term debt                                       $ 1,866    $ 1,130
  Accounts payable                                        1,081      1,008
  Payroll                                                   382        361
  Income taxes                                              462        464
  Other current liabilities                                 963        856
            Total current liabilities                     4,754      3,819

Long-term debt                                              971      1,480
Other liabilities                                         2,266      2,308

Stockholders' equity
  Common stock, par value $.01 per share in 2000              5        236
    Shares outstanding - 2000: 396,085,348
                         1999: 398,710,817
  Capital in excess of par value                            291         60
  Retained earnings                                      11,517     10,741
  Treasury stock                                         (4,065)    (3,833)
  Unearned compensation - ESOP                             (303)      (327)
  Accumulated other comprehensive income (loss)            (914)      (588)
            Stockholders' equity - net                    6,531      6,289

            Total                                       $14,522    $13,896

<F1>
The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

Consolidated Statement of Changes in
Stockholders' Equity and Comprehensive Income
Minnesota Mining and Manufacturing Company and Subsidiaries
                                                                                   Accumulated
                                                Common                                   Other
                                             Stock and                      Unearned   Compre-
                                            Capital in                       Compen-   hensive
(Dollars in millions,                           Excess   Retained  Treasury   sation    Income
except per-share amounts)                Total  of Par   Earnings     Stock     ESOP    (Loss)
Balance at December 31, 1997            $5,926    $296     $9,848  $(3,300)   $(379)    $(539)

Net income                               1,175              1,175
Cumulative translation adjustment - net     29                                             29
Debt and equity securities, unrealized
 gain - net of tax of $1 million             2                                              2
Total comprehensive income               1,206

Dividends paid ($2.20 per share)          (887)              (887)
Amortization of unearned compensation       29                                   29
Reacquired stock (7.4 million shares)     (618)                       (618)
Issuances pursuant to stock option
 and benefit plans (4.6 million shares)    280               (156)     436

    Balance at December 31, 1998        $5,936    $296     $9,980  $(3,482)   $(350)    $(508)

Net income                               1,763              1,763
Cumulative translation adjustment - net   (176)                                          (176)
Minimum pension liability adjustment - net
 of tax of $36 million                     (30)                                           (30)
Debt and equity securities, unrealized
 gain - net of tax of $77 million          126                                            126
Total comprehensive income               1,683

Dividends paid ($2.24 per share)          (901)              (901)
Amortization of unearned compensation       23                                   23
Reacquired stock (9.0 million shares)     (825)                       (825)
Issuances pursuant to stock option
 and benefit plans (5.7 million shares)    373               (101)     474

    Balance at December 31, 1999        $6,289    $296    $10,741  $(3,833)   $(327)    $(588)

Net income                               1,782              1,782
Cumulative translation adjustment - net   (191)                                          (191)
Minimum pension liability adjustment - net
 of tax of $37 million                     (28)                                           (28)
Debt and equity securities, unrealized
 loss - net of tax of $65 million         (107)                                          (107)
Total comprehensive income               1,456

Dividends paid ($2.32 per share)          (918)              (918)
Amortization of unearned compensation       24                                    24
Reacquired stock (9.1 million shares)     (814)                       (814)
Issuances pursuant to stock option
 and benefit plans (6.3 million shares)    483                (88)     571
Issuances pursuant to acquisitions
 (129 thousand shares)                      11                          11

    Balance at December 31, 2000        $6,531    $296    $11,517  $(4,065)    $(303)   $(914)

<F1>
The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

Consolidated Statement of Cash Flows
Minnesota Mining and Manufacturing Company and Subsidiaries
Years ended December 31                              2000     1999     1998
(Dollars in millions)
Cash Flows from Operating Activities
Net income                                         $ 1,782  $ 1,763  $ 1,175
Adjustments to reconcile net income
    to net cash provided by operating activities
  Depreciation and amortization                      1,025      900      866
  Asset impairment and restructuring                    48      (31)     182
  Deferred income tax provision                         89       95      139
  Implant litigation - net                              49       93     (255)
  Changes in assets and liabilities
    Accounts  receivable                              (171)    (186)    (160)
    Inventories                                       (261)      96      195
    Other current assets                              (172)    (256)      11
    Other assets - net of amortization                (145)     119     (255)
    Income taxes payable                                27      196       21
    Accounts payable and other current liabilities     119       89      462
    Other liabilities                                  (92)     173       36
  Other -  net                                          28       30       --
Net cash provided by operating activities            2,326    3,081    2,417

Cash Flows from Investing Activities
Purchases of property, plant and equipment          (1,115)  (1,050)  (1,453)
Proceeds from sale of property, plant and equipment    104      108       25
Acquisitions of businesses                            (472)    (374)    (200)
Proceeds from sale of businesses                         1      249       57
Purchases of investments                               (12)     (56)     (42)
Proceeds from sale of investments                      121        9       41
Net cash used in investing activities               (1,373)  (1,114)  (1,572)

Cash Flows from Financing Activities
Change in short-term debt - net                       (236)    (164)      55
Repayment of long-term debt                            (23)    (179)    (129)
Proceeds from remarketable securities
  and long-term debt                                   495        2      645
Purchases of treasury stock                           (814)    (825)    (618)
Reissuances of treasury stock                          425      347      249
Dividends paid to stockholders                        (918)    (901)    (887)
Distributions to minority interests                    (60)     (51)     (96)
Net cash used in financing activities               (1,131)  (1,771)    (781)

Effect of exchange rate changes on cash                 93      (20)     (83)

Net increase (decrease) in cash and cash equivalents   (85)     176      (19)
Cash and cash equivalents at beginning of year         387      211      230
Cash and cash equivalents at end of year           $   302  $   387  $   211

<F1>
The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

Notes to Consolidated Financial Statements

Significant Accounting Policies
Consolidation: All significant subsidiaries are consolidated. All significant intercompany transactions are eliminated. As used herein, the term "3M" or "company" refers to Minnesota Mining and Manufacturing Company and subsidiaries unless the context indicates otherwise.

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

Reclassifications: Certain prior period amounts have been reclassified to conform with the current year presentation. Research, development and related expenses have been reclassified from cost of sales and are now presented separately. Pursuant to FASB Emerging Issues Task Force Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs, the company has also reclassified freight billed to customers from selling, general and administrative expenses to net sales, and has reclassified related freight costs from selling, general and administrative expenses to cost of sales.

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

Investments: Investments primarily include debt securities held by captive insurance operations; the cash surrender value of life insurance policies; and real estate and venture capital investments. Unrealized gains and losses relating to investments classified as available-for-sale are recorded as a component of accumulated other comprehensive income in stockholders' equity.

Inventories:   Inventories are stated at lower of cost  or  market,  with cost generally determined on a first-in, first-out basis.

Property, plant and equipment: Depreciation of property, plant and equipment generally is computed using the straight-line method based on estimated useful lives of the assets. Estimated useful lives range from 5 to 40 years for buildings and improvements and 3 to 20 years for machinery and equipment. Fully depreciated assets are retained in property and accumulated depreciation accounts until removed from service. Upon disposal, assets and related accumulated depreciation are removed from the accounts and the net amount, less proceeds from disposal, is charged or credited to operations.

Other   assets:   Other  assets  include  product  and  other   insurance
receivables, goodwill, patents, other intangible assets, deferred income taxes and other noncurrent assets. Goodwill is amortized on a straight-line basis over the periods benefited, ranging from 5 to 40 years. Other intangible assets are amortized on a straight-line basis over their estimated economic lives.

Impairment of long-lived assets: Long-lived assets, including identifiable intangibles and goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss to be recorded is calculated by the excess of the assets carrying value over its fair value. Fair value is determined using a discounted cash flow analysis.

Revenue recognition: Revenue is recognized when the risks and rewards of ownership have substantively transferred to customers, regardless of whether legal title has transferred. This condition is normally met when the product has been delivered or upon performance of services. The company sells a wide range of products to a diversified base of customers around the world and, therefore, believes there is no material concentration of credit risk. Prior to 2000, the company recognized revenue upon shipment of goods to customers and upon performance of services (refer to "Accounting Change" that follows).

Advertising and merchandising: These costs are charged to operations in the year incurred.

Internal-use software: The company capitalizes direct costs of materials and services used in the development of internal-use software. Amounts capitalized are amortized on a straight-line basis over a period of 3 to 5 years and are reported as a component of machinery and equipment within property, plant and equipment.

Environmental: Environmental expenditures relating to existing conditions caused by past operations that do not contribute to current or future revenues are expensed. Liabilities for remediation costs are recorded on an undiscounted basis when they are probable and reasonably estimable, generally no later than the completion of feasibility studies or the company's commitment to a plan of action.

Derivatives and hedging activities: The company uses interest rate swaps, currency swaps, and forward and option contracts to manage risks generally associated with foreign exchange rate, interest rate and commodity market volatility. All hedging instruments are designated and effective as hedges, in accordance with U.S. generally accepted accounting principles. Instruments that do not qualify for hedge accounting are marked to market with changes recognized in current
earnings.   The  company  does  not hold or  issue  derivative  financial instruments for trading purposes and is not a party to leveraged derivatives.

Realized and unrealized gains and losses for qualifying hedge instruments are deferred until offsetting gains and losses on the underlying transactions are recognized in earnings. These gains and losses generally are recognized either as interest expense over the borrowing period for interest rate and currency swaps; as an adjustment to cost of sales for inventory-related hedge transactions; or as a component of accumulated other comprehensive income in stockholders' equity for hedges of net investments in international companies. If the underlying hedged transaction ceases to exist, all changes in fair value of the related derivatives that have not been settled are recognized in earnings. Cash flows attributable to these financial instruments are included with the cash flows of the associated hedged items.

Accounting for stock-based compensation:  The company uses the  intrinsic
value  method  for  the Management Stock Ownership Program  (MSOP).   The
General Employees' Stock Purchase Plan is considered noncompensatory.

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

Earnings  per  share:   The  difference in the  weighted  average  shares
outstanding for calculating basic and diluted earnings per share is attributable to the assumed exercise of MSOP stock options, if dilutive.

New accounting pronouncements: In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended, was adopted by the company on January 1, 2001. Based on the company's analysis of its current derivative positions, this standard will not materially affect its financial position or results of operations.

Accounting Change
During the fourth quarter of 2000, the company changed its revenue recognition policy. Essentially, the new policies recognize that the risks and rewards of ownership in many transactions do not substantively transfer to customers until the product has been delivered, regardless of whether legal title has transferred. In addition to this change in accounting that affects a substantial portion of its product sales, the company has revised aspects of its accounting for services provided in several of its smaller businesses. These new policies are consistent with the guidance contained in SEC Staff Accounting Bulletin No. 101. The effect of these changes in revenue recognition policies, as of January 1, 2000, are reported as the cumulative effect of an accounting change in the fourth quarter of 2000. This change did not have a significant effect on previously reported 2000 quarters or on prior years.

Restructuring Charge
To reduce costs and improve productivity, the company initiated a restructuring program in the second half of 1998 to streamline corporate structure, consolidate manufacturing operations and exit certain product lines. Related to this, the company recorded a restructuring charge of $493 million ($313 million after tax). A portion of this restructuring charge ($39 million) has been classified as a component of cost of sales. In 1999, the company recorded a change in estimate that reduced the restructuring charge by $28 million. The restructuring charge does not include the write-down of goodwill or other intangible assets. As of December 31, 1999, this restructuring program was substantially complete.

Of the total restructuring charge, $275 million related to employee termination benefits for personnel reductions in each business segment and geographic area of the company and in all major functions. Under the plan, the company terminated 1,225 employees in the second half of 1998 and 3,288 employees in 1999, of whom about one-third were in the United States and two-thirds were abroad. Because certain employees can defer receipt of termination benefits, cash payments lag job eliminations. After subtracting payments of $268 million made through December 31, 2000, the company had a remaining liability of $7 million related to employee termination benefits at year-end. This amount is classified in current liabilities (payroll) on the Consolidated Balance Sheet.

The company has consolidated or downsized manufacturing operations, including actions in seven locations in the United States, nine in Europe, four in the Asia Pacific area and two in Latin America. As part of the restructuring plan, the company has discontinued product lines that had combined annual sales of less than $100 million and marginal operating income.

The restructuring charge included $112 million, net of salvage value, for the write-down of assets included in property, plant and equipment. These assets primarily included specialized 3M manufacturing machinery and equipment. Estimated salvage values are based on estimates of proceeds upon sale of certain affected assets.

The restructuring charge also included $78 million for losses on inventory write-downs and other exit costs. The company has taken an inventory write-down of $39 million, which has been classified as a component of cost of sales, for certain product lines that were discontinued primarily in 1998. Other exit costs included $39 million in incremental costs and contractual obligations for items such as leasehold termination payments and other facility exit costs incurred as a direct result of the plan. After subtracting $35 million in payments made through December 31, 2000, the company had a remaining balance of $4 million in other current liabilities for these exit costs at December 31, 2000.

Restructuring           Employee    Write-down of
Information          Termination  Property, Plant
(Millions)              Benefits    and Equipment  Inventory  Other  Total
1998 restructuring charge
 Third quarter              $102             $161        $29    $40   $332
 Fourth quarter              169               --         10     --    179
 Fourth quarter
  change in estimate          --              (18)        --     --    (18)
   Total-year 1998          $271             $143        $39    $40   $493
 1999 change in estimate       4              (31)        --     (1)   (28)
Total restructuring charge  $275             $112        $39    $39   $465

Restructuring                            Employee
Liability                             Termination
(Millions)                               Benefits       Other       Total
September 30, 1998 liability                 $102         $40        $142
 Fourth-quarter 1998 employee
  termination benefits charge                 169          --         169
 Fourth-quarter 1998 cash payments            (39)         (8)        (47)
   December 31, 1998 liability               $232         $32        $264
 1999 cash payments                          (205)        (23)       (228)
 1999 change in estimate                        4          (1)          3
   December 31, 1999 liability               $ 31         $ 8         $39
 2000 cash payments                           (24)         (4)        (28)
December 31, 2000 liability                  $  7         $ 4        $ 11

Acquisitions and Divestitures
Year 2000 acquisitions: During 2000, 3M acquired 91 percent of Quante AG (a telecommunications supplier), 100 percent of the multi-layer integrated circuit packaging line of W.L. Gore and Associaties, and seven smaller businesses for a total purchase price of $472 million in cash (net of cash acquired) plus 128,994 shares of 3M common stock. The stock had a fair market value of $11 million at the acquisition date and was previously held as 3M treasury stock. All of these transactions were accounted for using the purchase method of accounting. The preliminary estimated fair values of assets acquired and liabilities assumed relating to these acquisitions are summarized in the table below:

Millions                    Asset (Liability)
Accounts receivable              $ 86
Inventories                       112
Other working capital - net       (80)
Property, plant and equipment     179
Purchased intangible assets       326
Other assets                       30
Interest bearing debt            (123)
Long-term liabilities             (47)
  Net assets acquired            $483

The 2000 purchased intangible assets, including goodwill, are being amortized on a straight-line basis over the periods benefited, ranging from 3 to 20 years. In-process research and development charges associated with these acquisitions were not significant. Proforma information related to these acquisitions is not included because the impact of these acquisitions on the company's results of operations is not considered to be significant.

Year 1999 acquisition: On December 28, 1999, 3M finalized the acquisition of the outstanding 46 percent minority interest in Dyneon LLC from Celanese AG for approximately $340 million in cash, primarily financed by debt. The purchase method of accounting was used for this acquisition. The purchase price exceeded the fair value of the minority interest net assets by approximately $267 million, of which approximately $242 million represents goodwill and other intangible assets that will be amortized over 20 years or less. Dyneon's assets, liabilities, revenues and expenses were already fully consolidated in 3M's financial statements, with the 46 percent minority interest eliminated on the minority interest line to reflect 3M's net position. If this acquisition had occurred at the beginning of 1999, the effect on results of operations would not have been material.

Year 1999 divestitures: On June 30, 1999, the company closed on the sale of Eastern Heights Bank, a subsidiary banking operation, and on the sale of the assets of its cardiovascular systems business. These divestitures generated cash proceeds of $203 million and, net of an investment valuation adjustment, resulted in a pre-tax gain of $104 million ($55 million after tax) in the second quarter of 1999. 3M also recorded a pre-tax gain of $43 million ($26 million after tax) related to divestitures, mainly in the Health Care segment, in the third quarter of 1999. These pre-tax gains are recorded in the other expense (income) line within operating income.

Supplemental Statement of Income Information
<CAPTIONS>
(Millions)                                      2000      1999      1998
Research, development and related expenses    $1,101    $1,056    $1,028
Advertising and merchandising costs              544       484       448

Research and development expenses, covering basic scientific research and the application of scientific advances to the development of new and improved products and their uses, totaled $727 million, $688 million and $648 million in 2000, 1999 and 1998, respectively. Related expenses primarily include technical support provided by the laboratories for existing products.

Supplemental Balance Sheet Information
(Millions)                                                 2000      1999
Accounts receivable
Accounts receivable                                     $ 2,975   $ 2,860
Less allowances                                              84        82
   Accounts receivable - net                            $ 2,891   $ 2,778

Inventories
Finished goods                                          $ 1,231   $ 1,103
Work in process                                             663       544
Raw materials                                               418       383
   Total inventories                                    $ 2,312   $ 2,030

Other current assets
Product and other insurance receivables                 $   267   $   291
Deferred income taxes                                       152       172
Other                                                       455       408
   Total other current assets                           $   874   $   871

Investments
Available-for-sale (fair value)                              72       254
Other (cost, which approximates fair value)                 238       233
   Total investments                                    $   310   $   487

Property, plant and equipment - at cost
Land                                                    $   249   $   265
Buildings and leasehold improvements                      3,477     3,429
Machinery and equipment                                   9,958     9,356
Construction in progress                                    486       602
                                                         14,170    13,652
Less accumulated depreciation                             8,347     7,876
   Property, plant and equipment - net                  $ 5,823   $ 5,776

Supplemental Balance Sheet Information (continued)
(Millions)                                                 2000      1999
Other assets
Intangible assets - net                                 $   852   $   537
Product and other insurance receivables                     541       634
Prepaid pension benefits                                    412       265
Deferred income taxes                                       143        88
Other                                                        62        43
   Total other assets                                   $ 2,010   $ 1,567

Other current liabilities
Product and other claims                                $   107   $   141
Nonfunded pension and postretirement benefits                93        72
Other                                                       763       643
   Total other current liabilities                      $   963   $   856

Other liabilities
Nonfunded pension and postretirement benefits           $   754   $   761
Product and other claims                                    339       397
Minority interest in subsidiaries                           346       371
Deferred income taxes                                       362       332
Other                                                       465       447
   Total other liabilities                              $ 2,266   $ 2,308

Supplemental Stockholders' Equity and Comprehensive Income Information Common stock ($.01 par value per share; $.50 par value at December 31, 1999 and 1998) of 1.5 billion shares is authorized (1 billion shares at December 31, 1999), with 472,016,528 shares issued in 2000, 1999 and 1998. Common stock and capital in excess of par includes $231 million transferred from common stock to capital in excess of par value during 2000 in connection with the change in par value of the company's common stock to $.01 per share. Preferred stock, without par value, of 10 million shares is authorized but unissued.

The following table shows the ending balances of the components of accumulated other comprehensive income (loss).

Accumulated Other Comprehensive Income (Loss)
(Millions)                                           2000    1999    1998
Cumulative translation - net                        $(885)  $(694)  $(518)
Minimum pension liability adjustments - net           (58)    (30)     --
Debt and equity securities, unrealized gain - net      29     136      10
Total accumulated other comprehensive income (loss) $(914)  $(588)  $(508)

Reclassification adjustments in 2000 for realized gains included in net income totaled $62 million ($101 million before tax). These gains related to the sale of appreciated equity securities. Reclassification adjustments in 1999 for realized gains included in net income totaled $25 million ($41 million before tax). These gains related to appreciated equity securities donated to the 3M Foundation in December 1999. In 2000, 1999 and 1998, other reclassification adjustments were not material. Income tax effects for cumulative translation are not material since no tax provision has been made for the translation of foreign currency financial statements into U.S. dollars.

Supplemental Cash Flow Information
(Millions)                                         2000     1999    1998
Income tax payments                               $ 852   $  653   $ 467
Interest payments                                   104      114     130
Depreciation                                        915      822     798
Amortization of software                             45       39      28
Amortization of patents, other identifiable
    acquisition intangibles, and goodwill            65       39      40

As required by a third-quarter 2000 Emerging Issues Task Force concensus, stock option tax benefits have been classified as a component of cash flows from operating activities. Prior period Consolidated Statement of Cash Flows amounts have been restated to conform with this presentation.

Individual amounts on the Consolidated Statement of Cash Flows exclude the effects of acquisitions, divestitures and exchange rate impacts, which are presented separately. The net impact of cumulative effect of accounting changes is recorded in "Other - net" within operating activities.

In 1999, 3M exchanged assets used in the business, but not held for sale, with a fair market value of $61 million plus cash of $12 million, for similar assets having a fair market value of $73 million. No gain was recognized on this nonmonetary exchange of productive assets. Also in 1999, 3M donated to the 3M Foundation appreciated equity securities with a market value of $66 million, resulting in $8 million of pre-tax expense, which represented the company's cost of the securities.

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

Debt
<CAPTIONS>
Short-Term Debt                             Effective
(Millions)                                Interest  Rate*   2000     1999
Commercial paper                               6.49%      $  655   $  786
Long-term debt - current portion               5.94%         646       36
6.325% dealer remarketable securities          5.67%         352       --
Other borrowings                               7.79%         213      308
   Total short-term debt                                  $1,866   $1,130

Long-Term Debt                Effective     Maturity
(Millions)                  Interest Rate*    Date          2000     1999
ESOP debt guarantee              5.62%     2002-2009      $  303   $  333
U.S. dollar 6.375% note          6.38%          2028         330      330
Japanese Yen 1% Eurobond         1.00%          2003         139       --
Sumitomo 3M Limited 0.795% note  0.80%          2003          87       98
Other borrowings                 6.11%     2002-2037         112      719
   Total long-term debt                                   $  971   $1,480

<F1>
*Reflects the effects of interest rate and currency swaps at December 31, 2000.

At December 31, 2000, debt with fixed interest rates includes the ESOP, U.S. dollar 6.375 percent note, Japanese yen Eurobond, Sumitomo 3M Limited note and a portion of other borrowings. The ESOP debt is serviced by dividends on stock held by the ESOP and by company contributions. These contributions are reported as an employee benefit expense in the Consolidated Statement of Income. At December 31, 2000, debt not denominated in U.S. dollars includes the Japanese yen Eurobond, the Sumitomo 3M Limited note, and most of other borrowings. Other borrowings includes debt held by 3M's international companies, and floating rate notes and industrial bond issues in the United States. Other borrowings in long-term debt significantly decreased in 2000 as a result of certain debt securities becoming due in 2001, with the corresponding increase reflected in the current portion of long-term debt.

Maturities of long-term debt for the next five years are: 2001, $646 million; 2002, $33 million; 2003, $261 million; 2004, $36 million; and 2005, $38 million.

The company estimates that the fair value of short-term debt approximates the carrying amount of this debt. The fair value of long-term debt, based on third-party quotes, is estimated at $950 million. Debt covenants do not restrict the payment of dividends. At year-end 2000, the company had available short-term lines of credit totaling about $694 million.

Other Financial Instruments
Interest  rate  and currency swaps:  The company uses interest  rate  and currency swaps to manage interest rate risk related to borrowings. The notional amounts shown in the table that follows serve solely as a basis for the calculation of payment streams to be exchanged. These notional amounts are not a measure of the company's exposure through its use of derivatives. These instruments generally mature in relationship to their underlying debt and have maturities extending to 2001. Unrealized gains and losses and exposure to changes in market conditions were not material at December 31, 2000 and 1999, for interest rate swaps. Currency swaps at December 31, 2000, had unrealized gains of $29 million and unrealized losses of $47 million. Currency swaps at December 31, 1999, had unrealized gains of $13 million and unrealized losses of $61 million. In both years, unrealized gains and losses relating to underlying debt instruments largely offset these unrealized amounts.

Notional Amounts
(Millions)                                        2000    1999
Interest rate swaps                               $615    $550
Currency swaps                                     365     465

Foreign exchange forward and option contracts: The company has entered into foreign exchange forward and option contracts, the majority of which have maturities of less than one year. The face amounts represent contracted U.S. dollar equivalents of forward and option contracts denominated in foreign currencies. The amounts at risk are not material because the company has the ability to generate offsetting foreign currency cash flows. Unrealized gains and losses at December 31, 2000 and 1999, were not material. In 2000, realized gains totaled $132 million and realized losses totaled $45 million, with most of this net impact offset by underlying hedged items.

Face Amounts
(Millions)                                        2000    1999
Forward contracts                               $  442  $  997
Options purchased                                  113     140

The company engages in hedging activities to reduce exchange rate risks arising from cross-border cash flows denominated in foreign currencies. The company operates on a global basis, generating more than half its revenues internationally and engaging in substantial product and financial transfers among geographic areas. Major forward contracts at December 31, 2000, were denominated in European euros and Japanese yen.

Credit risk: The company is exposed to credit loss in the event of nonperformance by counterparties in interest rate swaps, currency swaps, and option and foreign exchange contracts. However, the company's risk is limited to the fair value of the instruments. The company actively monitors its exposure to credit risk through the use of credit approvals and credit limits, and by selecting major international banks and financial institutions as counterparties. The company does not anticipate nonperformance by any of these counterparties.

Income Taxes
At December 31, 2000, about $2.6 billion of retained earnings attributable to international companies were considered to be indefinitely invested. No provision has been made for taxes that might be payable if these earnings were remitted to the United States. It is not practical to determine the amount of incremental taxes that might arise were these earnings to be remitted.

In 2000, the company recorded a cumulative effect of accounting change, reducing earnings by $75 million net of tax. The provision for income taxes excludes a $42 million tax benefit related to this cumulative effect.

In 1998, the company refinanced debt related to its Employee Stock Ownership Plan. The provision for income taxes excludes a $21 million tax benefit (classified as part of the extraordinary loss) related to this refinancing.

Income Before Income Taxes, Minority Interest,
Extraordinary Loss and Cumulative Effect
of accounting change
(Millions)                                  2000        1999        1998
United States                             $1,580      $2,020      $1,326
International                              1,394         860         626
  Total                                   $2,974      $2,880      $1,952

Provision for income taxes
(Millions)                                  2000        1999        1998
Currently payable
  Federal                                 $  385      $  494      $  186
  State                                       64          72          52
  International                              487         371         308
Deferred
  Federal                                     92         100         149
  State                                        7           9          13
  International                              (10)        (14)        (23)
    Total                                 $1,025      $1,032      $  685

Components of Deferred Tax Assets
and Liabilities
(Millions)                                  2000        1999
Accruals currently not deductible
  Employee benefit costs                    $278        $288
  Product and other claims                   170         205
Product and other insurance receivables     (308)       (353)
Accelerated depreciation                    (436)       (423)
Other                                        221         206
  Net deferred tax asset (liability)        $(75)       $(77)

Reconciliation of Effective Income Tax Rate   2000      1999      1998
Statutory U.S. tax rate                       35.0%     35.0%     35.0%
State income taxes - net                       1.6       1.8       2.4
International income taxes - net               (.8)       .2        .8
All other - net                               (1.3)     (1.2)     (3.1)
   Effective worldwide tax rate               34.5%     35.8%     35.1%

Business Segments
Net sales in prior periods have been reclassified to conform with the current year presentation. In the first quarter of 2000, business segment operating income for 1999 was restated for minor amounts to be consistent with year 2000 management reporting practices. Certain costs previously included in Corporate and Unallocated were allocated to the individual business segments. 3M's businesses are organized, managed and internally reported as six operating segments based on differences in products, technologies and services. These segments are Industrial; Transportation, Graphics and Safety; Health Care; Consumer and Office; Electro and Communications; and Specialty Material. These segments have worldwide responsibility for virtually all of the company's product lines. 3M is not dependent on any single product or market.

Transactions among reportable segments are recorded at cost. 3M is an integrated enterprise characterized by substantial intersegment cooperation, cost allocations and inventory transfers. Therefore, management does not represent that these segments, if operated independently, would report the operating income and other financial information shown. The allocations resulting from the shared utilization of assets are not necessarily indicative of the underlying activity for segment assets, depreciation and amortization, and capital expenditures.

Operating income in 2000 includes a non-recurring net loss of $23 million. Non-recurring costs include $168 million in the Specialty Material segment related to the company's phase-out of perfluorooctanyl-based chemistry products. This $168 million includes $56 million of accelerated depreciation (included in the Specialty Material segment depreciation and amortization), $48 million of impairment losses, and severance and other costs. Other non-recurring costs include a $20 million write-down of corporate and unallocated assets, and $20 million of other non-recurring expenses ($13 million related to acquisitions in the Electro and Communications segment). Non-recurring operating income gains in 2000 of $135 million were largely related to corporate and unallocated asset dispositions, principally the sale of available-for-sale equity securities. Operating income in 2000 also included a $50 million gain from the termination of a product distribution agreement in the Health Care segment.

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

Business Segments            Major Products
Industrial                   Tapes, coated and nonwoven abrasives, and
                             specialty adhesives

Transportation, Graphics     Reflective sheeting, commercial graphics
and Safety                   systems, respirators, automotive components,
                             safety and security products, and optical films

Health Care                  Medical and surgical supplies, skin
                             health products, infection prevention,
                             pharmaceuticals, drug delivery systems,
                             dental and orthondontic products,
                             health information systems, microbiology
                             products, and closures for disposable
                             diapers

Consumer and Office          Sponges, scour pads, high performance cloths,
                             consumer and office tapes, repositionable notes,
                             carpet and fabric protectors, energy control
                             products, home improvement products, floor
                             matting and commercial cleaning products,
                             and visual systems

Electro and Communications   Packaging and interconnection devices,
                             insulating and splicing solutions
                             for the electronics, telecommunications and
                             electrical industries

Specialty Material           Specialty materials for automotive, electronics,
                             telecommunications, textile, and other
                             industries, and roofing granules

Business Segment Information                               Depr.  Capital
                                Net  Operating              and   Expendi-
(Millions)                    Sales    Income   Assets**  Amort.    tures
Industrial           2000   $ 3,525    $  641    $ 2,392  $  213  $  214
                     1999     3,409       612      2,357     220     202
                     1998     3,372       561      2,394     199     281

Transportation,      2000     3,518       783      2,741     186     239
 Graphics and Safety 1999     3,234       675      2,673     140     199
                     1998     3,025       532      2,652     170     336

Health Care          2000     3,135       675      2,025     188     189
                     1999     3,138       680      2,076     203     189
                     1998     3,102       571      2,168     161     225

Consumer and Office  2000     2,848       434      1,711     101     134
                     1999     2,705       401      1,589     118     123
                     1998     2,624       398      1,614     136     182

Electro and          2000     2,467       404      1,961     158     208
  Communications     1999     2,017       402      1,359     130     194
                     1998     1,743       263      1,177     111     225

Specialty Material   2000     1,197        57      1,230     144     131
                     1999     1,194       185      1,323      79     143
                     1998     1,133       194      1,112      66     188

Corporate and        2000        34        64      2,462      35      --
 Unallocated*        1999        51         1      2,519      10      --
                     1998        95      (480)     3,036      23      16

Total Company        2000   $16,724    $3,058    $14,522  $1,025  $1,115
                     1999    15,748     2,956     13,896     900   1,050
                     1998    15,094     2,039     14,153     866   1,453

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

In 1999, operating income for eliminations and other includes a $100 million non-recurring net benefit related to gains on divestitures, litigation expense, an investment valuation adjustment, and a change in estimate that reduced the 1998 restructuring charge. In 1998, operating income for eliminations and other includes a $493 million restructuring charge.

Geographic Area Information                         Latin
                               Europe             America, Elimina-
                                  and              Africa    tions
                     United    Middle      Asia       and      and    Total
(Millions)           States      East   Pacific    Canada    Other  Company
Net sales to  2000   $7,858    $3,946    $3,329    $1,564    $  27  $16,724
customers     1999    7,559     3,808     2,887     1,467       27   15,748
              1998    7,297     3,863     2,375     1,539       20   15,094

Operating     2000   $1,160    $  589    $  961    $  376    $ (28)  $3,058
Income        1999    1,198       574       768       348       68    2,956
              1998    1,185       515       512       339     (512)   2,039

Property,     2000   $3,699    $1,046    $  711    $  367    $  --   $5,823
plant and     1999    3,647     1,017       757       355       --    5,776
equipment -   1998    3,504     1,116       718       376       --    5,714
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

The company's pension funding policy is to deposit with independent trustees amounts at least equal to accrued liabilities, to the extent allowed by law. Trust funds and deposits with insurance companies are maintained to provide pension benefits to plan participants and their beneficiaries. In addition, the company has set aside funds for its U.S. postretirement plan with an independent trustee and makes periodic contributions to the plan.

The company's U.S. non-qualified pension plan had an unfunded accumulated benefit obligation of $187 million at December 31, 2000, and $171 million at December 31, 1999. There are no plan assets in the non-qualified plan due to its nature.

Certain international pension plans were underfunded as of year-end 2000 and 1999. The accumulated benefit obligations of these plans were $499 million in 2000 and $467 million in 1999. The assets of these plans were $300 million in 2000 and $353 million in 1999. The net underfunded amounts are included in current and other liabilities on the Consolidated Balance Sheet.

Benefit Plan Information                 Qualified and Non-qualified      Postretirement
                                               Pension Benefits              Benefits
                                       United States      International
(Millions)                             2000     1999      2000     1999     2000    1999
Reconciliation of benefit obligation
  Beginning  balance                 $5,597   $6,201    $2,234   $2,153   $1,016  $1,030
  Service cost                          125      150        83       88       39      42
  Interest cost                         416      387        98       98       82      69
  Participant contributions               -        -         6        7       11       9
  Foreign  exchange rate changes          -        -      (199)     (34)       -       1
  Plan  amendments                        1        8         -        3        -       -
  Actuarial(gain)loss                   117     (823)      199      (21)     109     (56)
  Benefit payments                     (351)    (326)      (53)     (60)     (91)    (79)
     Ending balance                  $5,905   $5,597    $2,368   $2,234   $1,166  $1,016

Reconciliation of plan assets at fair value
  Beginning balance                  $6,813   $6,233    $2,155   $2,028   $  537  $  523
  Actual return on plan assets          384      807         5      173        4      19
  Company contributions                  90       86        60       51      139      64
  Participant contributions               -        -         6        7       11       9
  Foreign exchange rate changes           -        -      (157)     (45)       -       -
  Benefit payments                     (333)    (313)      (58)     (59)     (90)    (78)
     Ending balance                  $6,954   $6,813    $2,011   $2,155   $  601  $  537

Funded status of plans
  Plan assets at fair value
    less benefit obligation          $1,049   $1,216    $ (357)  $ (79)   $ (565) $ (480)
  Unrecognized transition
   (asset) obligation                     -        -        16      21         -       -
  Unrecognized prior service cost       129      142        25      36       (26)     12
  Unrecognized (gain) loss           (1,012)  (1,325)      311      13       160     (37)
     Net amount recognized           $  166   $   33    $   (5)  $  (9)   $ (431) $ (505)

Amounts recognized in the
   Consolidated Balance Sheet
   consist of:
  Prepaid assets                     $  319   $  184    $   80   $  74         -       -
  Accrued liabilities                  (187)    (171)     (229)   (157)   $ (431) $ (505)
  Intangible assets                       5        6         8       1         -       -
  Accumulated other comprehensive
    income - pre-tax                     29       14       136      73         -       -
     Net amount recognized           $  166    $  33    $   (5)  $  (9)   $ (431) $ (505)

Benefit Plan Information          Qualified and Non-qualified       Postretirement
                                        Pension Benefits                Benefits
                                United States       International
(Millions)                    2000  1999  1998   2000  1999  1998   2000  1999  1998
Components of net periodic
   benefit cost
  Service cost                $125  $150  $130   $ 83  $ 88  $ 80   $ 39  $ 42  $ 36
  Interest cost                416   387   377     98    98    95     82    69    62
  Expected return on assets   (565) (501) (440)  (117) (108) (103)   (47)  (34)  (32)
  Amortization of transition
   (asset)  obligation           -   (37)  (37)     2     2    (1)     -     -     -
  Amortization of prior service
   cost or benefit              13    45    38      8     8     8    (11)  (11)  (11)
  Recognized net actuarial
   (gain) loss                 (14)   14     -      7     2     3      3     -     -
Net periodic benefit cost     $(25) $ 58  $ 68   $ 81 $  90  $ 82   $ 66  $ 66  $ 55

Weighted average assumptions
  Discount  rate              7.50% 7.50% 6.50%  5.40% 5.67% 5.58%  7.50% 7.50% 6.50%
  Expected return on assets   9.00% 9.00% 9.00%  7.14% 6.69% 6.72%  8.19% 8.19% 6.25%
  Compensation rate increase  4.65% 4.65% 4.65%  4.28% 4.12% 4.02%  4.65% 4.65% 4.65%

The company expects its health care cost trend rate for postretirement benefits to slow from 5.8 percent in 2001 to 5.0 percent in 2004, after which the rate is expected to stabilize. A one percentage point change in the assumed health care cost trend rates would have the effects shown in the following table.

Health Care Cost                          One  Percentage    One Percentage
(Millions)                                Point  Increase    Point Decrease
Effect on current year's benefit expense       $ 16              $(13)
Effect on benefit obligation                    119              (103)

Leases
Rental expense under operating leases was $119 million in 2000, $113 million in 1999 and $125 million in 1998. The table below shows minimum payments under operating leases with non-cancelable terms in excess of one year, as of December 31, 2000.

                                                              After
(Millions)              2001    2002    2003    2004    2005   2005  Total
Minimum lease payments   $83     $67     $50     $29     $20    $83   $332

Employee Savings and Stock Ownership Plans
The company sponsors employee savings plans under Section 401(k) of the Internal Revenue Code. These plans are offered to substantially all regular U.S. employees. Employee contributions of up to 6 percent of compensation are matched at rates ranging from 20 to 35 percent, with additional company contributions depending upon company performance.

The company maintains an Employee Stock Ownership Plan (ESOP). This plan was established in 1989 as a cost-effective way of funding the majority of the company's contributions under 401(k) employee savings plans. Total ESOP shares are considered to be shares outstanding for earnings per share calculations.

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

Employee Savings and Stock Ownership Plans
<CAPTIONS>
(Millions)                                    2000        1999        1998
Dividends on shares held by the ESOP          $ 31        $ 31        $ 31
Company contributions to the ESOP               15           7          44
Interest incurred on ESOP notes                 19          21          29
Expenses related to ESOP debt service           12          14          37
Expenses related to treasury shares             35          50           2

ESOP Debt Shares                              2000        1999        1998
Allocated                                6,898,666   6,596,898   6,586,192
Committed to be released                   194,187     280,615      85,153
Unreleased                               6,116,961   6,709,549   7,457,885
    Total ESOP debt shares              13,209,814  13,587,062  14,129,230

General Employees' Stock Purchase Plan
In May 1997, shareholders approved 15 million shares for issuance under the company's General Employees' Stock Purchase Plan (GESPP). Substantially all employees are eligible to participate in the plan. Participants are granted options at 85 percent of market value at the date of grant. There are no GESPP shares under option at the beginning or end of each year because options are granted on the first business day and exercised on the last business day of the same month.

General Employees'          2000                1999              1998
Stock Purchase Plan           Exercise           Exercise           Exercise
                         Shares  Price*     Shares  Price*     Shares  Price*
Options granted       1,206,262  77.40   1,210,189  72.25   1,271,120  69.91
Options  exercised   (1,206,262) 77.40  (1,210,189) 72.25  (1,271,120) 69.91
Shares available for grant-
  December 31        10,563,726         11,769,988         12,980,177

<F1>
*Weighted average

Management Stock Ownership Program
In May 1997, shareholders approved 35 million shares for issuance under the Management Stock Ownership Program (MSOP). Management stock options are granted at market value at the date of grant. These options generally are exercisable one year after the date of grant and expire 10 years from the date of grant. In May 2000, at the time of the grant, there were 11,073 participants in the plan.

Management Stock           2000                 1999                1998
Ownership Program            Exercise            Exercise            Exercise
                       Shares  Price*      Shares  Price*      Shares  Price*
Under option-
   January 1       30,702,415  $74.67  29,330,549  $67.72  26,831,852  $59.75
     Granted        6,612,707   89.20   5,697,333   94.32   5,872,537   92.78
     Exercised     (4,684,779)  62.19  (4,201,886)  52.50  (3,300,215)  47.76
     Canceled        (283,087)  86.77    (123,581)  93.35     (73,625)  93.35
   December 31     32,347,256  $79.34  30,702,415  $74.67  29,330,549  $67.72
Options exercisable-
   December 31     26,159,345  $77.02  25,213,683  $70.27  24,031,395  $62.09
Shares available for grant-
  December 31      11,738,624          18,088,285          23,780,604

<F1>
*Weighted average

Options Outstanding and Exercisable at December 31, 2000
                           Options Outstanding           Options Exercisable
Range of                         Remaining
Exercise                       Contractual   Exercise               Exercise
Prices              Shares   Life (months)*     Price*      Shares    Price*
$42.50-54.42     4,542,274              34     $47.96    4,542,274   $47.96
 54.47-82.91     6,855,135              60      62.02    6,855,135    62.02
 86.70-119.60   20,949,847             101      91.86   14,761,936    93.01

<F1>
*Weighted average

Stock-Based Compensation
No compensation cost has been recognized for the General Employees' Stock Purchase Plan (GESPP) or the Management Stock Ownership Program (MSOP). Pro forma amounts based on the options' estimated fair value, net of tax, at the grant dates for awards under the GESPP and MSOP are presented below.

Pro Forma Net Income and Earnings Per Share
(Millions)                           2000        1999        1998
Net income
  As reported                      $1,782      $1,763      $1,175
  Pro forma                         1,668       1,652       1,072
Earnings per share - basic
  As reported                      $ 4.50      $ 4.39      $ 2.91
  Pro forma                          4.22        4.11        2.66
Earnings per share - diluted
  As reported                      $ 4.45      $ 4.34      $ 2.88
  Pro forma                          4.17        4.06        2.63

The weighted average fair value per option granted during 2000, 1999 and 1998 was $13.65, $12.75 and $12.34, respectively, for the GESPP, and $22.45, $22.86 and $20.41, respectively, for the incentive MSOP grants. The weighted average fair value was calculated by using the fair value of each option on the date of grant. The fair value of GESPP options was based on the 15 percent purchase discount. For MSOP options, the fair value was calculated utilizing the Black-Scholes option-pricing model and the weighted average assumptions that follow.

MSOP Assumptions           2000      1999      1998
Risk-free interest rate     6.7%      5.4%      5.7%
Dividend growth rate        4.3%      5.0%      5.8%
Volatility                 22.3%     22.3%     17.6%
Expected life (months)       68        66        69

The MSOP options, if exercised, would have the following dilutive effect on shares outstanding for 2000, 1999 and 1998, respectively: 4.2 million,
4.5 million and 4.7 million shares. Certain MSOP options outstanding for years 2000, 1999 and 1998 (11.5, 8.7 and 10.8 million shares, respectively) were not included in the computation of diluted earnings per share because they would not have a dilutive effect.

Legal Proceedings - Discussion of legal matters is incorporated by reference from the subcaptions "General" and "Breast Implant Litigation" under Legal Proceedings, Part I, Item 3, of this Form 10-K, and should be considered an integral part of the Consolidated Financial Statements and Notes.

Quarterly Data (Unaudited)
(Millions, except per-share amounts)
                          First    Second      Third     Fourth      Year
Net sales*
2000                    $ 4,075   $ 4,243   $  4,270    $ 4,136   $16,724
1999                      3,795     3,885      4,021      4,047    15,748

Cost of sales*
2000                    $ 2,091   $ 2,181   $  2,295    $ 2,220   $ 8,787
1999                      1,991     2,010      2,072      2,053     8,126

Income before cumulative effect of accounting change*
2000                    $   487   $   470   $    499    $   401   $ 1,857
1999                        384       476        459        444     1,763

Net income*
2000                    $   487   $   470   $    499    $   326   $ 1,782
1999                        384       476        459        444     1,763

Basic earnings per share - income before cumulative effect*
2000                    $  1.22   $  1.19   $   1.26    $  1.02   $  4.69
1999                        .95      1.18       1.14       1.11      4.39

Basic earnings per share - net income*
2000                    $  1.22   $  1.19   $   1.26    $   .83   $  4.50
1999                        .95      1.18       1.14       1.11      4.39

Diluted earnings per share - income before cumulative effect*
2000                    $  1.21   $  1.18   $   1.25    $  1.00   $  4.64
1999                        .95      1.17       1.13       1.10      4.34

Diluted earnings per share - net income*
2000                    $  1.21   $  1.18   $   1.25    $   .82   $  4.45
1999                        .95      1.17       1.13       1.10      4.34

Stock price comparisons (NYSE composite transactions)
2000  High              $103.81   $ 98.31   $  97.44    $122.94   $122.94
2000  Low                 78.19     80.44      80.50      83.94     78.19
1999  High                81.38     96.38     100.00     103.38    103.38
1999  Low                 69.31     70.06      85.00      87.44     69.31

<F1>
* Net sales in prior periods have been reclassified to conform to the current period presentation. Fourth-quarter and third-quarter 2000 operating income include non-recurring costs of $90 million and $118 million, respectively, included in cost of sales, and non-recurring gains of $16 million and $119 million, respectively, primarily relating to the sale of equity securities. Non-recurring costs in both quarters primarily relate to the company's phase-out of perfluorooctanyl-based chemistry products. Fourth-quarter 2000 non-recurring items include an operating loss of $74 million ($46 million after tax) and a cumulative effect of accounting change reduced earnings by $75 million net of tax, or 30 cents per diluted share on a combined basis. First quarter 2000 includes a gain from termination of a product distribution agreement of $50 million ($31 million after tax), or 8 cents per diluted share. Third quarter 1999 includes gains on divestitures of $43 million, litigation expense of $73 million and a change in estimate that reduced the 1998 restructuring charge by $26 million. These items resulted in a net loss of $4 million ($3 million after tax), or 1 cent per diluted share. Second quarter 1999 includes gains on divestitures, net of an investment valuation adjustment, of $104 million ($55 million after tax), or 14 cents per diluted share.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

   None.

                            PART III

Item 10. Directors and Executive Officers of the Registrant.

Item 11. Executive Compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

Item 13. Certain Relationships and Related Transactions.

The information required by Items 10 through 13 are incorporated by reference from the registrant's definitive proxy statement pursuant to general instruction G(3), with the exception of the executive officers section of Item 10, which is included in Item 1 of this Form 10-K. The registrant will file with the Commission a definitive proxy statement pursuant to Regulation 14A by April 30, 2001.

                            PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form  8-
K.

(a) The financial statements filed as part of this report are listed in the index to financial statements on page 26.

All financial statement schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements or the notes thereto.

(b) Reports on Form 8-K:
3M filed three Form 8-K's in January 2001 and four Form 8-K's for the quarter ended December 31, 2000.

The  Form  8-K  dated January 24, 2001, contained unaudited  consolidated financial information for the quarters and years 2000 and 1999. This filing did not contain certain information included in the company's 2000 Annual Report on Form 10-K.

The Form 8-K dated January 17, 2001, reported 3M's unaudited consolidated financial results for the fourth quarter of 2000.

The Form 8-K dated January 11, 2001, announced completion of the MicroTouch Systems, Inc. tender offer.

The Form 8-K dated December 7, 2000, contains the indenture dated November 17, 2000, concerning senior debt securities.

The Form 8-K dated December 6, 2000, announced W. James McNerney, Jr. has been elected chairman and chief executive officer, effective January 1, 2001, succeeding L. D. DeSimone.

The Form 8-K dated November 20, 2000, announced that the 3M Board of Directors authorized the repurchase of up to 10 million shares of the company's stock, effective January 1, 2001 to December 31, 2001.

The Form 8-K dated October 23, 2000, announced 3M's unaudited quarterly consolidated sales and earnings for the third quarter of 2000.

(c) Exhibits:

Incorporated by Reference:

                                             Incorporated by Reference in the
                                                          Report From
   (3.1) Certificate of incorporation,                   Form 8-K dated
         as amended as of May 9, 2000.                   July 27, 2000.

   (3.2) Bylaws, as amended as of November 11, 1996.     Form 8-K dated
                                                         November 20, 1996.

Incorporated by Reference:

                                            Incorporated by Reference in the
                                                        Report From
 (4) Instruments defining the rights of security
     holders, including debentures:
     (4.1) common stock.                         Registration No. 333-49830
                                                 on Form S-4/A filed on
                                                 January 11, 2001.
                                                 Registration No. 333-42660
                                                 on Form S-3/A filed on
                                                 August 18, 2000.

     (4.2) debt securities.                      Form 8-K dated December 7,
                                                 2000 and Registration No.
                                                 333-48922 on Form S-3/A
                                                 filed on January 12, 2001.

 (10)  Material contracts, management
        remuneration:
     (10.1) management stock ownership program.  Exhibit 4 of
                                                 Registration No. 333-30689
                                                 on Form S-8.
     (10.2) profit sharing plan, performance     Written description contained
            unit plan and other compensation     in issuer's proxy statement
            arrangements.                        for the 2001 annual
                                                 shareholders' meeting.
     (10.3) director stock ownership program     Exhibit 4 of Registration
                                                 Statement No. 333-44692
                                                 on Form S-8 filed on
                                                 August 29, 2000.


                                                       Reference (pages)
                                                            Form 10-K
   Submitted herewith:
      (10)   Employment agreement dated December 4, 2000
             between Registrant and W. James McNerney, Jr.   57 - 76

      (12)   Calculation of ratio of earnings
             to fixed charges.                               77

      (21)   Subsidiaries of the registrant.                 78

      (23)   Consent of independent auditors.                79

      (24.1) Power of attorney.                              80

      (24.2) Power of attorney.                              81

      (24.3) Power of attorney.                              82

        (Exhibits 24.2 and 24.3 both supplement the Power of Attorney filed as Exhibit 24 on October 30, 2000 as part of the Registration Statement on Form S-3
        (File Number 333-48922).

      (27)   Financial data schedule for the year ended
             December 31, 2000 (EDGAR filing only).

                                 SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  MINNESOTA MINING AND MANUFACTURING COMPANY



                            By  /s/ Robert J. Burgstahler
                                Robert J. Burgstahler, Vice President
                                Principal Financial and Accounting Officer February 20, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 20, 2001.

Signature               Title

W. James McNerney, Jr.  Chairman of the Board and
                        Chief Executive Officer, Director

Linda G. Alvarado       Director
Ronald O. Baukol        Director
Edward A. Brennan       Director
Livio D. DeSimone       Director
Edward M. Liddy         Director
Aulana L. Peters        Director
Rozanne L. Ridgway      Director
Frank Shrontz           Director
Louis W. Sullivan       Director


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