Form 10-Q
period 2001-03-31
MINNESOTA MINING & MANUFACTURING CO
filed 2001-05-01
CIK 66740

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             -----------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



FOR QUARTER ENDED MARCH 31, 2001                  COMMISSION FILE NUMBER: 1-3285


                             -----------------------


                   MINNESOTA MINING AND MANUFACTURING COMPANY

                                                       41-0417775
State of Incorporation: Delaware            I.R.S. Employer Identification No.


             Executive offices: 3M Center, St. Paul, Minnesota 55144

                        Telephone number: (651) 733-1110

                             -----------------------


   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_. No ___.

                             -----------------------

     On March 31, 2001, there were 395,914,197 shares of the Registrant's common stock outstanding.



                        This document contains 26 pages.
                   The exhibit index is set forth on page 23.

================================================================================

      Minnesota Mining and Manufacturing Company and Subsidiaries

                     PART I.  FINANCIAL INFORMATION

                        CONSOLIDATED STATEMENT OF INCOME
                 (Amounts in millions, except per-share amounts)
                                   (Unaudited)

                                                                  Three months ended
                                                                      March 31
                                                              -------------------------
                                                                 2001           2000
                                                              ----------     ----------
Net sales                                                     $    4,170     $    4,075
                                                              ----------     ----------

Operating expenses
  Cost of sales                                                    2,196          2,091
  Selling, general and
    administrative expenses                                          959            956
  Research, development and
    related expenses                                                 278            263
  Other expense (income)                                              --            (50)
                                                              ----------     ----------
         Total                                                     3,433          3,260
                                                              ----------     ----------

Operating income                                                     737            815
                                                              ----------     ----------

Other income and expense
  Interest expense                                                    38             26
  Interest and other income                                          (12)            (6)
                                                              ----------     ----------
         Total                                                        26             20
                                                              ----------     ----------

Income before income taxes
  and minority interest                                              711            795

Provision for income taxes                                           238            282

Minority interest                                                     20             26
                                                              ----------     ----------

Net income                                                    $      453     $      487
                                                              ==========     ==========

Weighted average common
  shares outstanding - basic                                       396.3          397.7
Earnings per share - basic                                    $     1.14     $     1.22
                                                              ==========     ==========

Weighted average common
  shares outstanding - diluted                                     402.4          401.9
Earnings per share - diluted                                  $     1.13     $     1.21
                                                              ==========     ==========

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

           Minnesota Mining and Manufacturing Company and Subsidiaries

                           CONSOLIDATED BALANCE SHEET
                              (Dollars in millions)

                                                             (Unaudited)
                                                               March 31,     December 31,
                                                                 2001           2000
                                                              ----------     ----------
ASSETS
Current assets
  Cash and cash equivalents                                   $      575     $      302
  Accounts receivable - net                                        2,948          2,891
  Inventories
    Finished goods                                                 1,220          1,231
    Work in process                                                  694            663
    Raw materials and supplies                                       427            418
                                                              ----------     ----------
      Total inventories                                            2,341          2,312
  Other current assets                                               961            874
                                                              ----------     ----------
        Total current assets                                       6,825          6,379
Investments                                                          274            310
Property, plant and equipment                                     14,226         14,170
  Less accumulated depreciation                                   (8,373)        (8,347)
                                                              ----------     ----------
    Property, plant and equipment - net                            5,853          5,823
Other assets                                                       2,412          2,010
                                                              ----------     ----------
        Total                                                 $   15,364     $   14,522
                                                              ==========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Short-term debt                                             $    2,302     $    1,866
  Accounts payable                                                 1,162          1,081
  Payroll                                                            384            382
  Income taxes                                                       593            462
  Other current liabilities                                          993            963
                                                              ----------     ----------
        Total current liabilities                                  5,434          4,754
Long-term debt                                                       955            971
Other liabilities                                                  2,502          2,266

Stockholders' equity
   Common stock, $.01 par value,
     472,016,528 shares issued                                         5              5
   Capital in excess of par value                                    291            291
   Retained earnings                                              11,703         11,517
   Treasury stock, at cost                                        (4,120)        (4,065)
     March 31, 2001:    76,102,331 shares
     December 31, 2000: 75,931,180 shares
   Unearned compensation                                            (299)          (303)
   Accumulated other comprehensive income (loss)
     Cumulative translation - net                                 (1,071)          (885)
     Minimum pension liability adjustments - net                     (58)           (58)
     Debt and equity securities, unrealized gain - net                 9             29
     Cash flow hedging instruments - net                              13             --
                                                              ----------     ----------
     Total accumulated other comprehensive loss                   (1,107)          (914)
                                                              ----------     ----------
       Stockholders' equity - net                                  6,473          6,531
                                                              ----------     ----------
         Total                                                $   15,364     $   14,522
                                                              ==========     ==========


The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

           Minnesota Mining and Manufacturing Company and Subsidiaries

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Dollars in millions)
                                   (Unaudited)

                                                                Three months ended
                                                                      March 31
                                                            --------------------------
                                                                2001          2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                  $      453     $      487
Adjustments to reconcile net income
     to net cash provided by operating activities
   Depreciation and amortization                                   247            228
   Deferred income tax provision                                    21             31
   Implant litigation - net                                         (3)            21
   Changes in assets and liabilities
     Accounts receivable                                           (77)           (79)
     Inventories                                                   (21)          (109)
     Other current assets                                          (51)          (155)
     Other assets - net of amortization                             47            (40)
     Income tax payable                                            139            115
     Accounts payable and other current liabilities                (24)            94
     Other liabilities                                             (23)           (11)
   Other - net                                                       7             (1)
--------------------------------------------------------------------------------------
Net cash provided by operating activities                          715            581

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment                        (281)          (271)
Proceeds from sale of property, plant and equipment                  9             33
Acquisitions of businesses                                        (191)            --
Proceeds from sale of businesses                                     8             --
Purchase of investments                                             (3)           (10)
Proceeds from sale of investments                                   18             15

--------------------------------------------------------------------------------------
Net cash used in investing activities                             (440)          (233)

CASH FLOWS FROM FINANCING ACTIVITIES
Change in short-term debt - net                                    415            (32)
Repayment of other short-term and long-term debt                  (179)           (16)
Proceeds from other short-term and long-term debt                  208             --
Purchases of treasury stock                                       (342)          (341)
Reissuances of treasury stock                                      123             60
Dividends paid to stockholders                                    (239)          (231)
--------------------------------------------------------------------------------------
Net cash used in financing activities                              (14)          (560)

Effect of exchange rate changes on cash                             12             39
--------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents               273           (173)

Cash and cash equivalents at beginning of year                     302            387
--------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                  $      575     $      214
======================================================================================

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

           Minnesota Mining and Manufacturing Company and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

The interim consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of consolidated financial position, results of operations and cash flows for the periods presented. These adjustments consist of normal, recurring items, except for non-recurring items relating to acquisitions in the first quarter of 2001, and the termination of a product distribution agreement in the first quarter of 2000. The results of operations for any interim period are not necessarily indicative of results for the full year. The interim consolidated financial statements and notes are presented as permitted by the requirements for Quarterly Reports on Form 10-Q and do not contain certain information included in the company's annual consolidated financial statements and notes. This Quarterly Report on Form 10-Q should be read in conjunction with the company's consolidated financial statements and notes included in its 2000 Annual Report on Form 10-K.

BUSINESS COMBINATIONS
During the first quarter of 2001, 3M completed three notable business combinations. 3M acquired MicroTouch Systems Inc., a touch screen manufacturer, for $158 million in cash, net of cash acquired. 3M acquired Robinson Nugent, a telecommunications supplier, in exchange for 1,124,135 shares of 3M common stock that had a fair market value of $127 million as of the acquisition date. 3M also combined its German dental business (3M Inter-Unitek GmbH, an existing 3M subsidiary) with ESPE Dental AG, a dental products manufacturer. 3M Inter-Unitek GmbH acquired 100 percent of the outstanding shares of ESPE Dental AG (ESPE) in exchange for 43 percent ownership in 3M Inter-Unitek and $25 million, net of cash acquired. Upon completion of the ESPE transaction, 3M holds a 57 percent controlling interest in Inter-Unitek GmbH and consolidates it with a provision for the minority interest that does not have participating rights. Each transaction was accounted for using the purchase method of accounting.

The preliminary estimated fair values of assets acquired and liabilities assumed relating to the 2001 business combinations are summarized in the table below:

Millions                    Asset (Liability)
Accounts receivable                $63
Inventories                         69
Other working capital - net       (112)
Property, plant and equipment      126
Purchased intangible assets        468
Interest bearing debt              (15)
Minority interest liability       (244)
Other long-term liabilities        (38)
                                  ----
  Net assets acquired             $317
                                  ----

The $468 million of purchased intangible assets, including goodwill, are being amortized on a straight-line basis over the periods benefited, ranging from 4 to 40 years. In-process research and development charges associated with these acquisitions were not material. 3M entered into put/call option agreements with certain former shareholders of ESPE Dental AG. Under these agreements, 3M may either be required or, if not required, may choose to purchase the 43 percent minority interest in Inter-Unitek GmbH from certain former shareholders in ESPE. These option agreements expire on June 30, 2004. Pro forma information related to these acquisitions is not provided because the impact of these acquisitions on the company's results of operations is not considered to be material.

ACCOUNTING FOR DERIVATIVE INSTRUMENTS
Effective January 1, 2001, the company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138. This new accounting standard requires that all derivative instruments be recorded on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. The effect of adopting this standard was not material to the company's consolidated financial statements.

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

Foreign Currency Forward and Option Contracts: The company enters into forward contracts and swaps to hedge certain inter-company financing transactions, and purchases options to hedge against the effect of exchange rate fluctuations on cash flows denominated in foreign currencies. These transactions are designated as cash flow hedges. At March 31, 2001, the company had various open foreign exchange forward and option contracts, the majority of which have maturities of one year or less. The amounts at risk are not material because the company has the ability to generate offsetting foreign currency cash flows. The company also uses multiple forward and option contracts designated as cash flow hedges to hedge intercompany receivables/payables.

For cash flow hedges, the net gain recognized in cost of sales during the current quarter was $6 million, with the impact offset by underlying hedged items. The amount of hedge ineffectiveness (which represents the option's time value gain or loss), was not material for the quarter ended March 31, 2001. The time value component of the option is excluded from the assessment for hedge effectiveness. The settlement or extension of these derivatives will result in reclassifications to earnings in the period during which the hedged transactions affect earnings (from other comprehensive income). Within the next 12 months the company expects to reclassify to earnings a majority of the amount of cash flow hedging instruments shown in other comprehensive income at March 31, 2001, with the impact largely offset by underlying hedged items. The maximum length of time over which 3M is hedging its exposure to the variability in future cash flows for a majority of the forecasted transactions, excluding those forecasted transactions related to the payment of variable interest on existing financial instruments, is 12 months. No cash-flow hedges were discontinued during the quarter.

Interest Rate & Currency Swaps: The company manages interest expense using a mix of fixed, floating and variable rate debt. To help manage borrowing costs, the company may enter into interest rate swaps. Under these arrangements, the company agrees to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated by reference to an agreed-upon notional principal amount. The company uses interest rate and currency swaps to manage interest rate risk related to borrowings. These instruments generally mature in relationship to their underlying debt. The current outstanding instruments have maturities of one year or less, but generally the maturity will match the term of the debt when issued, which is generally greater than one year. Unrealized gains and losses and exposure to changes in market conditions were not material at March 31, 2001, for interest rate and currency swaps.

The company uses interest rate swaps (fixed to floating rate) designated as fair value hedges. The company also uses cross currency interest rate swaps (fixed to floating) to hedge foreign currency and interest rates designated as fair value hedges. For these hedges, the net gain/loss relating to any hedge ineffectiveness is reported in the income statement as a decrease or increase in interest expense. Hedge ineffectiveness was not material in the first quarter of 2001. No interest rate swap hedges were discontinued or became disqualified during the quarter ended March 31, 2001.

Net Investment Hedging: The company uses foreign currency debt and forwards to hedge the company's net investments in foreign operations. For hedges that meet the effectiveness requirements, the net gains/losses are recorded in cumulative translation within other comprehensive income, with any ineffectiveness recorded in cost of sales. In the first quarter of 2001, a gain of $20 million was recorded in cumulative translation. Hedge ineffectiveness was not material in the first quarter of 2001.

Commodity Price Management: The company manages commodity price risks through negotiated supply contracts, price protection swaps and forward physical contracts. The company uses commodity price swaps as cash flow hedges of forecasted transactions to manage price volatility. The related mark-to-market gain or loss on qualifying hedges is included in other comprehensive income to the extent effective (100 percent effective), and reclassified into cost of sales in the period during which the hedged transaction affects earnings. 3M has hedged its exposure to the variability of future cash flows for certain forecasted transactions through 2005. No cash flow commodity hedges were discontinued during the quarter ending March 31, 2001. Commodity hedging activity is not material to the company's financial statements.

RECLASSIFICATIONS
Due to reclassifications at year-end 2000, certain prior period amounts have been reclassified to conform with the current year presentation.

BUSINESS SEGMENTS
3M's net sales and operating income by segment for the first quarter of 2001 and 2000 follow.

-------------------------------------------------
BUSINESS
SEGMENT                      First          First
INFORMATION                    Qtr            Qtr
(MILLIONS)                    2001           2000
-------------------------------------------------
NET SALES
Industrial              $      865     $      915
Transportation,
 Graphics and Safety           893            874
Health Care                    829            769
Consumer and Office            695            690
Electro and
 Communications                606            507
Specialty Material             281            314
Corporate and
 Unallocated                     1              6
-------------------------------------------------
Total Company           $    4,170     $    4,075
-------------------------------------------------

OPERATING INCOME
Industrial              $      170     $      185
Transportation,
 Graphics and Safety           177            209
Health Care                    165            193
Consumer and Office            113            105
Electro and
 Communications                 68             89
Specialty Material              48             51
Corporate and
 Unallocated                    (4)           (17)
-------------------------------------------------
Total Company           $      737     $      815
=================================================

First quarter 2001 operating income includes non-recurring costs of $23 million recorded in cost of sales. These non-recurring costs (primarily increased valuation of acquired inventories) totaled $10 million in Health Care; $7 million in Transportation, Graphics and Safety; and $6 million in the Electro and Communications segment. First quarter 2000 operating income includes a $50 million benefit relating to the termination of a product distribution agreement in the Health Care segment.

DEBT ISSUANCE
In February 2001, the company completed a 40-year, $56 million, floating rate note with a coupon rate based on a floating LIBOR index (4.53 percent at March 31, 2001).

EARNINGS PER SHARE
The difference in the weighted average common shares outstanding for calculating basic and diluted earnings per share is attributable to the assumed exercise of the Management Stock Ownership Program (MSOP) stock options for the three-month periods ended March 31, 2001 and 2000. Certain MSOP options outstanding at March 31, 2001 and 2000, were not included in the computation of diluted earnings per share because they would not have had a dilutive effect (25 thousand shares of common stock for the three months ended March 31, 2001; 15.0 million shares of common stock for the three months ended March 31, 2000).

COMPREHENSIVE INCOME
The components of total comprehensive income are shown below. Income tax effects for cumulative translation are not material because no tax provision has been made for the translation of foreign currency financial statements into U.S. dollars. Reclassification adjustments were not material.

--------------------------------------------------------------------------------
TOTAL COMPREHENSIVE INCOME                                  Three months ended
                                                                 March 31
(Millions)                                                   2001        2000
--------------------------------------------------------------------------------
Net income                                                $    453     $    487
-------------------------------------------------------------------------------
Other comprehensive income (loss)
  Cumulative translation - net                                (186)         (54)
  Debt and equity securities,
    unrealized gain (loss) - net of $13 million
    tax benefit and $17 million tax provision                  (20)          28
  Cash flow hedging instruments - net of
    $8 million tax provision                                    13           --
--------------------------------------------------------------------------------
      Total comprehensive income                          $    260     $    461
================================================================================

OTHER
Discussion of legal matters is cross-referenced to this Quarterly Report on Form 10-Q, Part II, Item 1, Legal Proceedings, and should be considered an integral part of the interim consolidated financial statements.

PricewaterhouseCoopers LLP, the company's independent auditors, have performed reviews of the unaudited interim consolidated financial statements included herein, and their review report thereon accompanies this filing. Pursuant to Rule 436(e) of the Securities Act of 1933 ("Act") their report on these reviews should not be considered a part of any registration statement prepared or certified within the meaning of Sections 7 and 11 of the Act.

                      REVIEW REPORT OF INDEPENDENT AUDITORS

To the Stockholders and Board of Directors of Minnesota Mining and Manufacturing
Company:

We have reviewed the accompanying consolidated balance sheet of Minnesota Mining and Manufacturing Company and Subsidiaries as of March 31, 2001, and the related consolidated statements of income and of cash flows for the three-month periods ended March 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2000, and the related consolidated statements of income, of changes in stockholders' equity and comprehensive income, and of cash flows for the year then ended (not presented herein); and in our report dated February 12, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2000, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP



St. Paul, Minnesota
April 23, 2001

           Minnesota Mining and Manufacturing Company and Subsidiaries

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
First Quarter

Worldwide sales for the first quarter totaled $4.170 billion, up 2.3 percent from the same quarter last year. Volume increased nearly 7 percent from the first quarter last year. Selling prices were unchanged, versus a decline of 1.6 percent in 2000 in total. Currency, driven by a stronger U.S dollar, reduced worldwide sales by 4.5 percent. Acquisitions provided about 4 percentage points of growth on a global basis.

In the United States, sales totaled $1.885 billion, with sales down 2 percent on a reported basis and down about 4 percent excluding acquisitions, impacted by the effects of the weak economy.

Internationally, sales totaled $2.285 billion, up about 6 percent in dollars. Volume increased over 14 percent on a reported basis and 8 percent excluding acquisitions. In the Asia Pacific area, volume increased 13 percent, with unit sales up 11 percent in Japan and 17 percent in the rest of Asia. In Europe, volume increased 18 percent on a reported basis and more than 6 percent excluding acquisitions. In Latin America, volume increased about 8 percent. Volume also increased about 8 percent in Canada. Currency reduced international sales by 8 percent, driven by negative translation of 10 percent in the Asia Pacific area and 7 percent in both Europe and Latin America.

Cost of sales includes non-recurring costs of $23 million, primarily the increased valuation of inventory acquired in two acquisitions and a joint venture completed during the quarter. Excluding these costs, cost of sales was
52.1 percent of sales, up eight-tenths of a percentage point from the first quarter last year. Gross margins were negatively affected by soft U.S. market demand and by higher energy and raw material costs. Cost of sales includes manufacturing, engineering expenses, and freight costs.

Selling, general and administrative (SG&A) expenses were 23.0 percent of sales, down nearly 1.5 percentage points from the fourth quarter of 2000 and down five-tenths of a percentage point from the first quarter last year, benefiting from aggressive cost-control actions. 3M held SG&A dollar spending basically flat compared with the first quarter of 2000, and reduced this spending by $50 million from the fourth quarter of 2000. This spending was reduced by over $60 million excluding the SG&A added as a result of two first-quarter acquisitions and a joint venture.

SG&A also includes amortization of intangibles, which has been increasing due to recent 3M acquisitions. Goodwill amortization, which is a component of intangible amortization, totaled about $10 million for the first quarter of 2001, compared with approximately $26 million for the year 2000, or an average of about $6.5 million per quarter.

Goodwill amortization, after tax, totaled about $9 million in the first quarter of 2001, or 2 cents per share, compared with $21 million in the year 2000, or 5 cents per share. It is estimated that goodwill amortization will impact earnings by about 3 cents per share in each of the remaining quarters of 2001, excluding the impact of any additional acquisitions. The Financial Accounting Standards Board is currently deliberating over the accounting treatment for goodwill and other intangibles.

Operating income in the first quarter of 2000 reflects a pre-tax benefit of $50 million, or 8 cents per share, associated with the termination of a product marketing and distribution agreement in the health care segment.

Supplemental Unaudited Consolidated Statement of Income Information (Dollars in millions, except per-share amounts)

                      Three months ended            Three months ended
                        March 31, 2001                March 31, 2000
                 ----------------------------  ----------------------------
                 Excluding                    Excluding
                      non-     Non-                non-      Non-
                 recurring recurring Reported recurring recurring  Reported
                     items    items     total     items     items     total
                 ---------  -------  --------  --------  --------  --------

Operating
  income (loss)      $ 760   $ (23)    $ 737     $ 765     $  50      $ 815
Other expense           26      --        26        20        --         20
Income (loss) before
 income taxes and
 minority interest   $ 734   $ (23)    $ 711     $ 745     $  50      $ 795
Provision (benefit)
 for income taxes      245      (7)      238       263        19        282
Effective tax rate    33.5%             33.5%     35.3%                35.5%
Minority interest       22      (2)       20        26        --         26
Net income (loss)    $ 467   $ (14)    $ 453     $ 456     $  31      $ 487
 Per share-diluted   $1.16   $(.03)    $1.13     $1.13     $ .08      $1.21

The following discussion excludes the impact of first quarter 2001 and 2000 non-recurring items.

Operating income was 18.2 percent of sales, compared with 18.8 percent in the first quarter last year. Worldwide operating income benefited from good international volume growth and the company's aggressive actions to reduce SG&A spending, but was negatively affected by soft U.S. market demand and by higher energy and raw material costs.

First-quarter interest expense of $38 million was $12 million higher than the same quarter last year, reflecting higher borrowings. Investment and other income was $12 million, compared with $6 million in the same quarter last year, reflecting higher interest income.

The worldwide effective income tax rate for the quarter was 33.5 percent, down from 35.3 percent in the first quarter last year and 34.5 percent for total year 2000. 3M's tax rate continues to benefit from lower overall international tax rates.

Minority interest was $22 million, compared with $26 million in the first quarter of 2000. The decrease is primarily due to lower profits in Sumitomo 3M Limited.

Net income for the first quarter of 2001 totaled $467 million, or $1.16 per diluted share, compared with $456 million, or $1.13 per diluted share, in the first quarter of 2000. The company estimates that changes in the value of the U.S. dollar decreased earnings for the quarter by about 7 cents per share compared with the first quarter of 2000. This estimate includes the effect of translating profits from local currencies into U.S. dollars; the impact of currency fluctuations on the transfer of goods between 3M operations in the United States and abroad; and transaction gains and losses, including derivative instruments designed to reduce exchange rate risks.

PERFORMANCE BY BUSINESS SEGMENT
Following is a discussion of the global operating results of the company's six business segments in the first quarter of 2001.

In the Industrial Markets segment, a leader in tapes and abrasives, volume declined close to 3 percent, reflecting the weakness in the manufacturing part of the economy. Operating income margins were down five-tenths of a percentage point from the first quarter last year, but were up 1.5 percentage points compared with total year 2000.

In the Transportation, Graphics and Safety segment, volume grew 4 percent excluding acquisitions. Operating income margins were down due to soft overall sales and acquisition impacts. Optical films for liquid-crystal displays for computers, electronic organizers, mobile phones and other electronic devices continued to register strong growth, and overall growth in this product line was further boosted by two recent acquisitions. The occupational health and environmental safety businesses showed good sales increases. The reflective sheeting business showed a small local currency sales increase, while the automotive and commercial graphics businesses experienced lower local currency sales.

In the Health Care segment, volume grew about 7 percent after adjusting for acquisitions. This segment showed strong growth in pharmaceuticals, health information systems and dental products. Health care profits, excluding a $50 million pre-tax benefit in 2000 and $10 million of one-time acquisition costs in 2001, were up more than 20 percent from the same quarter last year.

In the Consumer and Office segment, volume increased about 3 percent. Operating income margins were up about 1 percentage point from both the first quarter and total year 2000. Profits rose 8 percent in dollars from the first quarter last year.

In the Electro and Communications segment, volume increased about 7 percent after adjusting for acquisitions. This market experienced strong growth in telecommunications product lines, but experienced weakness in product lines serving the electronics manufacturing and semiconductor industries. Operating margins of the segment were negatively impacted by slowing sales, acquisition impacts and a less favorable product mix.

In the Specialty Material Markets segment, volume declined nearly 7 percent, impacted by the product line phase out of perfluorooctanyl chemistry announced in May 2000. Tight cost control resulted in operating income margins increasing by six-tenths of a percentage point. However, due to the decline in sales, operating income dollars decreased about 7 percent from the first quarter last year.

FINANCIAL CONDITION AND LIQUIDITY
The company's financial condition and liquidity remain strong. Working capital totaled $1.391 billion at March 31, 2001, down from $1.625 billion at year-end 2000. The accounts receivable average days' sales outstanding was 58 days, down from 60 days at year-end. The company's inventory index was 3.4 months, the same as at year-end. The company's current ratio was 1.3, also the same as at year-end.

Total debt increased $420 million from year-end 2000 to $3.257 billion, primarily reflecting short-term borrowing relating to acquisitions and treasury stock repurchases. As of March 31, 2001, total debt was 33 percent of total capital.

The company's strong credit rating provides ready and ample access to funds in global capital markets. At March 31, 2001, the company had available short-term lines of credit totaling about $734 million.

Net cash provided by operating activities totaled $715 million in the first three months of the year, up $134 million from the same period last year. Most of the company's implant liabilities have been paid; accordingly, receipt of related insurance recoveries will increase future cash flows. For a more detailed discussion, refer to Part II, Item 1, Legal Proceedings, of this Quarterly Report on Form 10-Q.

Cash used in investing activities totaled $440 million in the first three months of the year, compared with $233 million in the same period last year. Capital expenditures for the first three months of 2001 were $281 million, an increase of $10 million from the same period last year. The primary increase in investing activities was due to cash used for acquisitions of businesses that totaled $191 million in the first quarter of 2001, reflecting three notable business combinations. 3M acquired MicroTouch Systems Inc., a touch screen manufacturer, for $158 million in cash, net of cash acquired. 3M acquired Robinson Nugent, a telecommunications supplier, in exchange for 1,124,135 shares of 3M common stock. 3M also combined its German dental business (3M Inter-Unitek GmbH, an existing 3M subsidiary) with ESPE Dental AG, a dental products manufacturer. 3M Inter-Unitek GmbH acquired 100 percent of the outstanding shares of ESPE Dental AG in exchange for 43 percent ownership in 3M Inter-Unitek and $25 million, net of cash acquired.

Financing activities in the first three months of 2001 for both short-term and long-term debt included net cash inflows of $444 million, compared with net cash outflows of $48 million in the same period last year. The change in net short-term debt of $415 million includes the portion of short-term debt with original maturities of 3 months or less. Repayment of other short-term and long-term debt of $179 million includes $113 million of commercial paper having original maturities greater than 3 months. Proceeds from other short-term and long-term debt of $208 million includes $152 million of commercial paper having original maturities greater than 3 months.

Treasury stock repurchases for the first three months of 2001 were $342 million, compared with $341 million in the same period last year. The company repurchased about 3.1 million shares of common stock in the first three months of 2001, compared with about 3.9 million shares in the same period last year. In November 2000, the Board of Directors authorized the repurchase of up to 10 million shares of 3M common stock through December 31, 2001. As of March 31, 2001, 6.9 million shares remained authorized for repurchase. Stock repurchases are made to support the company's stock-based compensation plans, its employee stock purchase plans and for other corporate purposes.

Cash dividends paid to shareholders totaled $239 million in the first three months of this year, compared with $231 million in the same period last year. In February 2001, the quarterly dividend was increased to 60 cents per share.

FUTURE OUTLOOK
The company is intensely focused on driving down costs to deliver positive earnings growth in an uncertain global economic environment. Unusually unpredictable market and currency trends produce an estimated range of $4.75 to $5.00 per share for 2001 earnings in total (excluding non-recurring items), with 3M expecting the negative market and currency trends to be more than offset in any scenario by 3M's aggressive cost plan.

The range of 2001 earnings is based on a model that, on the top end of the range, assumes organic volume growth of about 3 percent, similar to 3M's first-quarter growth rate. This scenario assumes some U.S. economic recovery in the latter part of 2001, offset by slowdown in growth abroad. The low end of the earnings range cited assumes 1 percent organic sales growth for 2001 in total, which would mean virtually no growth during the balance of 2001. This scenario is based on a U.S economy that remains weak, and assumes that international economic growth declines rapidly for the rest of 2001. In both scenarios, it is assumed that exchange rates will stay at current levels.

3M is developing a plan to consolidate operations and streamline the organization to increase speed and productivity. This strategic and selective restructuring is expected to reduce 3M's global workforce by about 5,000 positions, or about 7 percent, over the next 12 months. About half of the employment reductions are expected to occur outside the United States.

Business units, functional groups and geographic areas across the company will drive the restructuring. In particular, much of the streamlining will be targeted at parts of the company facing the greatest economic challenges, and where the greatest opportunities exist to eliminate unnecessary structure and improve productivity, efficiency and the supply chain. This action is consistent with 3M's resolve to achieve solid growth, make the whole organization faster, and advance 3M to an even higher level.

The company expects to incur non-recurring charges of approximately $600 million over the next few quarters as a result of this action. The restructuring is expected to provide annual pre-tax savings of approximately $300 million upon completion of the plan. Not included in the charge are previously recorded liabilities related to elimination of some jobs stemming from the ongoing integration of recently acquired businesses.

3M continues its significant investment in technology and product development. The company also has launched five initiatives, including a major Six Sigma push, to drive long-term growth, profitability and cash flow. 3M believes it is well-positioned to resume strong growth once economic conditions improve.

The company estimates, based on currency rates as of March 31, 2001, that currency would reduce earnings for the year by about 25 cents per share. The company expects raw material costs to be slightly lower for the total year, with the benefits weighted towards the second half of the year. The company expects to maintain the 33.5 percent worldwide tax rate throughout the year, helped by lower overall international tax rates. Capital expenditures are expected to total less than $1 billion for total year 2001.

THE EURO CONVERSION
There have not been any significant new developments relating to the euro conversion since year-end 2000. Refer to the 2000 Form 10-K for a complete discussion of the euro conversion.

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

Forward-looking statements are based on certain assumptions and expectations of future events that are subject to risks and uncertainties. Actual future results and trends may differ materially from historical results or those projected in any such forward-looking statements depending on a variety of factors, including but not limited to the following:

* THE EFFECTS OF, AND CHANGES IN, WORLDWIDE ECONOMIC CONDITIONS. The company operates in more than 60 countries and derives more than half of its revenues from outside the United States. The company's business may be affected by factors in other countries that are beyond its control, such as downturns in economic activity in a specific country or region (the economic difficulties that occurred in Asia in 1998 as an example); social, political or labor conditions in a specific country or region; or potential adverse foreign tax consequences.

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

* THE COMPANY'S FUTURE RESULTS ARE SUBJECT TO FLUCTUATIONS IN THE COSTS OF PURCHASED COMPONENTS AND MATERIALS DUE TO MARKET DEMAND, CURRENCY EXCHANGE RISKS, SHORTAGES AND OTHER FACTORS. The company depends on various components and materials for the manufacturing of its products. Although the company has not experienced any difficulty in obtaining components and materials, it is possible that any of its supplier relationships could be terminated in the future. Any sustained interruption in the company's receipt of adequate supplies could have a material adverse effect on it. In addition, while the company has a process to minimize volatility in component and material pricing, no assurance can be given that the company will be able to successfully manage price fluctuations due to market demand, currency risks, or shortages or that future price fluctuations will not have a material adverse effect on it.

* THE POSSIBILITY THAT ACQUISITIONS, DIVESTITURES AND STRATEGIC ALLIANCES MAY NOT MEET SALES AND/OR PROFIT EXPECTATIONS. As part of the company's strategy for growth, the company has made and may continue to make acquisitions, divestitures and strategic alliances. However, there can be no assurance that these will be completed or beneficial to the company.

* THE COMPANY IS THE SUBJECT OF VARIOUS LEGAL PROCEEDINGS. For a more detailed discussion of the legal proceedings involving the company, see the discussion of "Legal Proceedings" in Part II, Item 1 of this Quarterly Report on Form 10-Q.

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

While the company currently believes that a material adverse impact on its consolidated financial position, results of operations, or cash flows from any such future charges is remote, due to the inherent uncertainty of litigation, there exists the remote possibility that a future adverse ruling could result in future charges that could have a material adverse impact on the company. The current estimate of the potential impact on the company's consolidated financial position for the above legal proceedings could change in the future.

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

As of March 31, 2001, the company is currently named as a defendant, often with multiple co-defendants, in 847 lawsuits and 27 claims in various courts, all seeking damages for personal injuries from allegedly defective breast implants. These lawsuits and claims purport to represent 2,228 individual claimants.

3M has confirmed that 35 of the 2,228 claimants have opted out of the Revised Settlement Program (discussed below) and have 3M implants. Most of the claimants in these confirmed cases have alleged an unspecified amount of damages above the jurisdictional limit of the courts in which the cases were filed.

The company believes that most of the remaining 2,228 claimants will be dismissed either because the claimants did not have 3M implants or the claimants accepted benefits under the Revised Settlement Program. Most of these claimants have filed lawsuits that either do not allege a specific amount of damages or allege an unspecified amount of damages above the jurisdictional limit of the court. The rest of these claimants allege damages, including both actual and punitive damages, aggregating approximately $100 million in their lawsuits. Approximately 150 claimants have filed lawsuits in state and federal courts in New York alleging damages in excess of $20 million each. 3M expects that virtually all of these New York cases will be dismissed without payment for the reasons stated above. The company continues to work to clarify the status of these lawsuits and claims.

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

The company believes that approximately 90 percent of the registrants, including those claimants who filed current claims, have elected to participate in the Revised Settlement Program. It is still unknown as to what disease criteria all claimants have satisfied, and what options they have chosen. As a result, the total amount and timing of the company's prospective payments under the Revised Settlement Program cannot be determined with precision at this time. As of March 31, 2001, the company had paid $302 million into the court-administered fund as a reserve against costs of claims payable by the company under the Revised Settlement

Program (including a $5 million administrative assessment). Additional payments will be made as necessary. Payments to date have been consistent with the company's estimates of the total liability for claims under the Revised Settlement Program.

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

The company's current best estimate of the amount to cover the cost and expense of the Revised Settlement Program and the cost and expense of resolving opt-out claims and recovering insurance proceeds (from inception of the litigation through March 31, 2001) is $1.2 billion. After subtracting cumulative payments of $1.187 billion as of March 31, 2001, for defense and other costs and settlements with litigants and claimants, the company had remaining liabilities for the breast implant litigation of $13 million.

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

The court's rulings in post verdict motions are considered to be generally favorable to the company. The court awarded the company prejudgment interest on amounts owing by insurers including reasonable attorney fees. However, the court has yet to determine the amount of attorneys' fees recoverable by the company. The court has indicated a formula to be used for this calculation that would result in the company being reimbursed for less than all of its fees. Exact amounts cannot yet be determined. The court filed the judgment on April 16, 2001 and the company expects entry of that judgment to occur during the second quarter of 2001.

As of March 31, 2001, the company had receivables for insurance recoveries of $502 million, representing settled but yet to be received amounts as well as amounts contested by the insurance carriers. During the first quarter of 2001, the company received payments from its occurrence carriers. Various factors could affect the timing and amount of proceeds to be received under the company's various insurance policies, including (i) the timing of payments made in settlement of claims; (ii) the outcome of occurrence insurance litigation in the courts of Minnesota (as discussed above) and Texas; (iii) potential arbitration with claims-made insurers; (iv) delays in payment by insurers; and (v) the extent to which insurers may become insolvent in the future. There can be no absolute assurance that the company will collect all amounts recorded as being probable of recovery from its insurers.

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

While the company currently believes that a material adverse impact on its consolidated financial position, results of operations, or cash flows from any such future charges is remote, due to the inherent uncertainty of litigation, there exists the remote possibility that a future adverse ruling could result in future charges that could have a material adverse impact on the company. The current estimate of the potential impact on the company's consolidated financial position for breast implant litigation could change in the future.

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

Under certain environmental laws, including the United States Comprehensive Environmental Response, Compensation and Liability Act of 1980 and similar state laws, the company may be jointly and severally liable for the costs of environmental contamination at current or former facilities and at off-site locations. The company has identified numerous locations, most of which are in the United States, at which it may have some liability for remediating contamination. Amounts expensed for environmental remediation activities were not material at these locations nor have there been material changes in the recorded liabilities for environmental matters. Liabilities for estimated costs of environmental remediation are, depending on the site, based primarily upon internal or third-party environmental studies, and estimates as to the number, participation level and financial viability of any other potentially responsible parties, the extent of the contamination and the nature of required remedial actions. Recorded liabilities are adjusted as further information develops or circumstances change. The amounts recorded in the company's consolidated financial statements for environmental liabilities are the gross amount of such liabilities, without deductions for insurance or third party indemnity claims. The company expects that the amounts recorded will be paid out over the periods of remediation for the applicable sites, currently ranging from approximately 5 to 30 years.

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

While the company currently believes that a material adverse impact on its consolidated financial position, results of operations, or cash flows from any such future charges is remote, due to the inherent uncertainty of environmental matters or were an unfavorable development to occur (discussed above), there exists the remote possibility that a future adverse ruling or development could result in future charges that could have a material adverse impact on the company. The current estimate of the potential impact on the company's consolidated financial position for the above environmental matters could change in the future.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  The following documents are filed as exhibits to this Report.

          (12) A statement setting forth the calculation of the ratio of earnings to fixed charges. Page 25.

          (15) A letter from the company's independent auditors regarding unaudited interim consolidated financial statements. Page 26.

     (b)  Reports on Form 8-K:

3M filed a Form 8-K on April 23, 2001, and filed four Form 8-K's for the quarter ended March 31, 2001.

The Form 8-K dated April 23, 2001, reported 3M's unaudited consolidated financial results for the first quarter of 2001.

The Form 8-K dated February 23, 2001, provided the opinion and consent of general counsel in connection with the offering of certain debt securities due in the year 2040.

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

The Form 8-K dated January 11, 2001, announced completion of the MicroTouch Systems, Inc. tender offer.

None of the other item requirements of Part II of Form 10-Q are applicable to the company for the quarter ended March 31, 2001.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     MINNESOTA MINING AND MANUFACTURING COMPANY
                                     ------------------------------------------
                                                    (Registrant)



Date:     April 30, 2001
      ------------------


                                     /s/ Robert J. Burgstahler

                                     Robert J. Burgstahler, Vice President and
                                     Chief Financial Officer

                                     (Mr. Burgstahler is the Principal Financial and Accounting Officer and has been duly authorized to sign on behalf of the registrant.)