Form 10-Q
period 2001-06-30
MINNESOTA MINING & MANUFACTURING CO
filed 2001-08-01
CIK 66740

 =======================================================================

                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                       -----------------------------

                                FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                       -----------------------------

   For Quarter ended June 30, 2001      Commission file number: 1-3285


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
Yes   X     No
    -----      -----


      On June 30, 2001, there were 394,125,397 shares of the Registrant's common stock outstanding.



                      This document contains 35 pages.

                The exhibit index is set forth on page 32.

========================================================================

      Minnesota Mining and Manufacturing Company and Subsidiaries

                     PART I.  FINANCIAL INFORMATION

                    CONSOLIDATED STATEMENT OF INCOME
            (Amounts in millions, except per-share amounts)
                               (Unaudited)
                               Three months ended      Six months ended
                                    June 30                 June 30
                               ------------------     ------------------
                                 2001       2000        2001       2000
                               -------    -------     -------    -------
Net sales                      $4,079     $4,243      $8,249     $8,318
                               -------    -------     -------    -------
Operating expenses
  Cost of sales                 2,266      2,181       4,462      4,272
  Selling, general and
    administrative expenses     1,196        998       2,155      1,954
  Research, development and
    related expenses              283        287         561        550
  Other expense (income)           --         --          --        (50)
                               -------    -------     -------    -------
         Total                  3,745      3,466       7,178      6,726
                               -------    -------     -------    -------
Operating income                  334        777       1,071      1,592
                               -------    -------     -------    -------
Other income and expense
  Interest expense                 33         26          71         52
  Interest and other income        (9)        (6)        (21)       (12)
                               -------    -------     -------    -------
         Total                     24         20          50         40
                               -------    -------     -------    -------
Income before income taxes
  and minority interest           310        757       1,021      1,552

Provision for income taxes         94        265         332        547

Minority interest                  14         22          34         48
                               -------    -------     -------    -------
Net income                     $  202     $  470      $  655     $  957
                               =======    =======     =======    =======
Weighted average common
  shares outstanding - basic    395.9      395.6       396.1      396.6
Earnings per share - basic     $  .51     $ 1.19      $ 1.65     $ 2.41
                               =======    =======     =======    =======
Weighted average common
  shares outstanding - diluted  402.2      399.2       402.3      400.5
Earnings per share - diluted   $  .50     $ 1.18      $ 1.63     $ 2.39
                               =======    =======     =======    =======

<F1>
The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

        Minnesota Mining and Manufacturing Company and Subsidiaries
                         CONSOLIDATED BALANCE SHEET
                                                     (Unaudited)
(Dollars in millions, except per-share amounts)        June 30, December 31,
                                                          2001       2000
                                                     ----------  ---------
ASSETS
Current assets
  Cash and cash equivalents                             $   566    $   302
  Accounts receivable - net                               2,951      2,891
  Inventories
    Finished goods                                        1,199      1,231
    Work in process                                         684        663
    Raw materials and supplies                              416        418
                                                       --------   --------
      Total inventories                                   2,299      2,312
  Other current assets                                      975        874
                                                       --------   --------
        Total current assets                              6,791      6,379
Investments                                                 284        310
Property, plant and equipment                            14,269     14,170
  Less accumulated depreciation                          (8,450)    (8,347)
                                                        --------   --------
    Property, plant and equipment - net                   5,819      5,823
Other assets                                              2,423      2,010
                                                        --------   --------
        Total assets                                    $15,317    $14,522
                                                        ========   ========
LIABILITIES
Current liabilities
  Short-term debt                                       $ 2,086    $ 1,866
  Accounts payable                                        1,154      1,081
  Payroll                                                   588        382
  Income taxes                                              561        462
  Other current liabilities                               1,131        963
                                                        --------   --------
        Total current liabilities                         5,520      4,754
Long-term debt                                            1,240        971
Other liabilities                                         2,436      2,266
                                                        --------   --------
        Total liabilities                                 9,196      7,991
                                                        --------   --------
STOCKHOLDERS' EQUITY
  Common stock, $.01 par value, 472,016,528 shares issued     5          5
  Capital in excess of par value                            291        291
  Retained earnings                                      11,639     11,517
  Treasury stock, at cost; 77,891,131 shares at
    June 30, 2001; 75,931,180 shares at Dec. 31, 2000    (4,346)    (4,065)
  Unearned compensation                                    (299)      (303)
  Accumulated other comprehensive income (loss)          (1,169)      (914)
                                                        --------   --------
        Total stockholders' equity                        6,121      6,531
                                                        --------   --------
        Total liabilities and stockholders' equity      $15,317    $14,522
                                                        ========   ========

<F1>
The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

         Minnesota Mining and Manufacturing Company and Subsidiaries
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Dollars in millions)
                                 (Unaudited)
                                                       Six months ended
                                                           June 30
                                                      ------------------
                                                        2001       2000
                                                      -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                            $  655      $ 957
Adjustments to reconcile net income
  to net cash provided by operating activities
    Depreciation and amortization                        503        457
    Deferred income tax provision                         23         22
    Implant litigation - net                              10         31
    Changes in assets and liabilities
      Accounts receivable                               (114)      (206)
      Inventories                                         (5)      (155)
      Other current assets                               (79)      (306)
      Other assets - net of amortization                  36        (11)
      Income tax payable                                 112        247
      Accounts payable and other current liabilities     309        132
      Other liabilities                                  (73)        (1)
    Other - net                                           63          5
------------------------------------------------------------------------
Net cash provided by operating activities              1,440      1,172

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment              (547)      (528)
Proceeds from sale of property, plant and equipment       22         42
Acquisitions of businesses                              (208)      (297)
Proceeds from sale of businesses                           9          1
Purchase of investments                                   (7)       (21)
Proceeds from sale of investments                         19         20
------------------------------------------------------------------------
Net cash used in investing activities                   (712)      (783)

CASH FLOWS FROM FINANCING ACTIVITIES
Change in short-term debt - net                          516        454
Repayment of other short-term and long-term debt        (667)       (15)
Proceeds from other short-term and long-term debt        674          3
Purchases of treasury stock                             (852)      (498)
Reissuances of treasury stock                            326        110
Dividends paid to stockholders                          (477)      (460)
Distributions to minority interests                      (17)       (26)
------------------------------------------------------------------------
Net cash used in financing activities                   (497)      (432)
Effect of exchange rate changes on cash                   33         76
------------------------------------------------------------------------
Net increase in cash and cash equivalents                264         33
Cash and cash equivalents at beginning of year           302        387
------------------------------------------------------------------------
Cash and cash equivalents at end of period            $  566     $  420
========================================================================

<F1>
The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

       	 Minnesota Mining and Manufacturing Company and Subsidiaries
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

The interim consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of consolidated financial position, results of operations and cash flows for the periods presented. These adjustments consist of normal, recurring items, except for the non-recurring items referred to below. The results of operations for any interim period are not necessarily indicative of results for the full year. The interim consolidated financial statements and notes are presented as permitted by the requirements for Quarterly Reports on Form 10-Q and do not contain certain information included in the company's annual consolidated financial statements and notes. This Quarterly Report on Form 10-Q should be read in conjunction with the company's consolidated financial statements and notes included in its 2000 Annual Report on Form 10-K.

Discussion of non-recurring items is contained in the Notes to Consolidated Financial Statements and in Management's Discussion and Analysis. This includes non-recurring items principally related to employee separation costs in the second quarter of 2001, costs relating to acquisitions in the first quarter of 2001, and the termination of a product distribution agreement in the first quarter of 2000.

SECOND QUARTER 2001 RESTRUCTURING AND OTHER NON-RECURRING ITEMS
During the first half of 2001, the company developed and announced a restructuring plan that will consolidate certain operations and streamline the organization to increase speed and productivity. In June 2001, the company completed the identification of all significant actions to be taken and obtained final approvals from the appropriate level of management. The company recorded a charge of $397 million ($249 million after tax and minority interest), principally related to this plan. This charge has been classified as a component of cost of sales ($141 million); selling, general and administrative expenses ($242 million); and research, development and related expenses ($14 million). Of the total charge, $386 million related to employee severance and benefits and $11 million related to other exit activities. The restructuring includes actions in 17 locations in the United States, 27 locations in Europe, 8 locations in the Asia Pacific area, 13 locations in Latin America, and 4 locations in Canada. All actions required by the plan are expected to be completed by June 30, 2002.

The company expects to terminate approximately 5,000 employees, representing a wide range of employee groups. About half of the employment reductions will occur in the United States, 40 percent in Europe, and the balance in other international areas. All business segments will be impacted to some extent both directly and through reduced allocations from corporate staff services, with the Industrial business segment impacted the most.

Under the plan, the company terminated approximately 1,200 employees in the second quarter of 2001. Because certain employees can defer receipt of termination benefits, cash payments can lag job eliminations. After subtracting payments of $53 million made through June 30, 2001, the company had a remaining current liability of $318 million and a non-current liability of $15 million related to employee severance and benefits at June 30, 2001. This will be funded through cash provided by operating activities.

The charges related to other exit activities include incremental costs and contractual obligations for items such as lease termination payments and other facility exit costs incurred as a direct result of this plan. The company had a remaining balance in other current liabilities of $11 million for these exit costs at June 30, 2001.

The company plans to consolidate or downsize certain manufacturing operations in the next 12 months, primarily in the United States and Europe. This consolidation will result in accelerated depreciation for those facilities that will cease operations. The company has not discontinued any major product lines as a result of the restructuring. The restructuring charge does not include any write-down of goodwill or other intangible assets.

The company expects the restructuring and other non-recurring charges to total about $600 million pre-tax upon completion, including the $397 million recorded in the second quarter of 2001. The remaining charges will include accelerated depreciation, additional employee severance and benefit costs, and other incremental restructuring-related exit costs.

Selected information relating to the charge follows.

                                     Employee
                                    Severance
                                          and
(Millions)                           Benefits       Other       Total
2001 charge
  Second quarter                         $386         $11        $397

Less:
Cash payments                             (53)         --         (53)
Long-term portion of liability            (15)         --         (15)

Current liability as of
  June 30, 2001                          $318         $11        $329

BUSINESS COMBINATIONS
During the first quarter ended March 31, 2001, 3M completed three notable business combinations. 3M acquired MicroTouch Systems Inc., a touch screen manufacturer, for $158 million in cash, net of cash acquired. 3M also acquired Robinson Nugent, a telecommunications supplier, in exchange for 1,124,135 shares of 3M common stock that had a fair market value of $127 million as of the acquisition date. 3M also combined its German dental business (3M Inter-Unitek GmbH, an existing 3M subsidiary) with ESPE Dental AG, a dental products manufacturer. 3M Inter-Unitek GmbH acquired 100 percent of the outstanding shares of ESPE Dental AG (ESPE) in exchange for 43 percent ownership in 3M Inter-Unitek and $25 million, net of cash acquired. Upon completion of the ESPE transaction, 3M holds a 57 percent controlling interest in Inter-Unitek GmbH and consolidates it with a provision for the minority interest that does not have participating rights. Each transaction was accounted for using the purchase method of accounting.

The preliminary estimated fair values of assets acquired and liabilities assumed relating to all 2001 business combinations, including several small acquisitions not discussed previously, are summarized in the table below:

(Millions)                Asset (Liability)
Accounts receivable              $63
Inventories                       69
Other working capital - net     (116)
Property, plant and equipment    120
Purchased intangible assets      496
Interest bearing debt            (15)
Minority interest liability     (244)
Other long-term liabilities      (38)
                                -----
  Net assets acquired           $335
                                =====

The $496 million of purchased intangible assets, including goodwill, is being amortized on a straight-line basis over the periods benefited, ranging from 4 to 40 years. In-process research and development charges associated with these acquisitions were not material. 3M entered into put/call option agreements with certain former shareholders of ESPE Dental AG. Under these agreements, 3M may either be required or, if not required, may choose to purchase the 43 percent minority interest in Inter-Unitek GmbH from certain former shareholders in ESPE. These option agreements expire on June 30, 2004. Pro forma information related to these acquisitions is not provided because the impact of these acquisitions on the company's results of operations is not considered to be material.

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

Foreign Currency Forward and Option Contracts: The company enters into forward contracts and swaps to hedge certain inter-company financing transactions, and purchases options to hedge against the effect of exchange rate fluctuations on cash flows denominated in foreign currencies. These transactions are designated as cash flow hedges. At June 30, 2001, the company had various open foreign exchange forward and option contracts, the majority of which have maturities of one year or less. The amounts at risk are not material because the company has the ability to generate offsetting foreign currency cash flows. The company also uses multiple forward and option contracts designated as cash flow hedges to hedge intercompany receivables/payables.

For cash flow hedges, the net gain recognized in cost of sales during the second quarter and six months ended June 30, 2001, was $23 million and $29 million, respectively, with the impact largely offset by underlying hedged items. The settlement or extension of these derivatives will result in reclassifications to earnings in the period during which the hedged transactions affect earnings (from other comprehensive income). Within the next 12 months, the company expects to reclassify to earnings a majority of the amount of cash flow hedging instruments shown in other comprehensive income at June 30, 2001, with the impact largely offset by underlying hedged items. The maximum length of time over which 3M is hedging its exposure to the variability in future cash flows for a majority of the forecasted transactions, excluding those forecasted transactions related to the payment of variable interest on existing financial instruments, is 12 months. No cash-flow hedges were discontinued during the first six months of 2001.

Interest Rate & Currency Swaps: The company manages interest expense using a mix of fixed, floating and variable rate debt. To help manage borrowing costs, the company may enter into interest rate swaps. Under these arrangements, the company agrees to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated by reference to an agreed-upon notional principal amount. The company uses interest rate and currency swaps to manage interest rate risk related to borrowings. These instruments generally mature in relationship to their underlying debt. The current outstanding instruments have various maturities. The maturity will normally match the term of the debt when issued, which is generally greater than one year. Unrealized gains and losses and exposure to changes in market conditions were not material at June 30, 2001, for interest rate and currency swaps.

The company uses interest rate swaps (fixed to floating rate) designated as fair value hedges. The company also uses cross currency interest rate swaps (fixed to floating) to hedge foreign currency and interest rates designated as fair value hedges. For these hedges, the net gain/loss relating to any hedge ineffectiveness is reported in the income statement as a decrease or increase in interest expense. Hedge ineffectiveness was not material in the first six months of 2001. No interest rate swap hedges were discontinued or became disqualified during the six months ended June 30, 2001.

Net Investment Hedging: The company uses foreign currency debt and forwards to hedge the company's net investments in foreign operations. For hedges that meet the effectiveness requirements, the net gains/losses are recorded in cumulative translation within other comprehensive income, with any ineffectiveness recorded in cost of sales. In the second quarter and first six months of 2001, an after-tax loss of $2 million and gain of $18 million, respectively, was recorded in cumulative translation. Hedge ineffectiveness was not material in the first six months of 2001.

Commodity Price Management: The company manages commodity price risks through negotiated supply contracts, price protection swaps and forward physical contracts. The company uses commodity price swaps as cash flow hedges of forecasted transactions to manage price volatility. The related mark-to-market gain or loss on qualifying hedges is included in other comprehensive income to the extent effective (100 percent effective), and reclassified into cost of sales in the period during which the hedged transaction affects earnings. 3M has hedged its exposure to the variability of future cash flows for certain forecasted transactions through 2005. No cash flow commodity hedges were discontinued during the six months ending June 30, 2001. Commodity hedging activity is not material to the company's consolidated financial statements.

RECLASSIFICATIONS
Due to reclassifications at year-end 2000, certain prior period amounts have been reclassified to conform with the current-year presentation, with no effect on previously reported net income.

BUSINESS SEGMENTS
3M's net sales and operating income by segment for the second quarter and first six months of 2001 and 2000 follow.

----------------------------------------------------------
BUSINESS
SEGMENT              Three months ended   Six months ended
INFORMATION                June 30             June 30
(Millions)              2001     2000       2001     2000
----------------------------------------------------------
NET SALES
Industrial            $  792   $  876     $1,657   $1,791
Transportation,
 Graphics and Safety     907      912      1,800    1,786
Health Care              854      798      1,683    1,567
Consumer and Office      672      696      1,367    1,386
Electro and
 Communications          582      642      1,188    1,149
Specialty Material       270      310        551      624
Corporate and
 Unallocated               2        9          3       15
----------------------------------------------------------
Total Company         $4,079   $4,243     $8,249   $8,318
----------------------------------------------------------

OPERATING INCOME
Industrial            $  123  $   153     $  293   $  338
Transportation,
 Graphics and Safety     198      213        375      422
Health Care              190      158        355      351
Consumer and Office      106      102        219      207
Electro and
 Communications           77      105        145      194
Specialty Material        38       57         86      108
Corporate and
 Unallocated            (398)     (11)      (402)     (28)
----------------------------------------------------------
Total Company         $  334  $   777     $1,071   $1,592
----------------------------------------------------------

Second quarter 2001 non-recurring charges of $397 million (included in Corporate and Unallocated above) principally related to employee separation costs. First quarter 2001 operating income includes non-recurring costs of $23 million recorded in cost of sales. These non-recurring costs (primarily increased valuation and subsequent sale of acquired inventories) totaled $10 million in Health Care; $7 million in Transportation, Graphics and Safety; and $6 million in the Electro and Communications segment. First quarter 2000 operating income includes a $50 million benefit relating to the termination of a product distribution agreement in the Health Care segment.

DEBT ISSUANCES
In May 2001, the company issued a three-year, $150 million, fixed rate note. The coupon was swapped to a rate based on a floating LIBOR index (3.97 percent at June 30, 2001). In May 2001, the company also issued a two-year, $100 million, fixed rate note with a coupon rate of 4.57 percent. Both of these notes were issued under the $1.5 billion shelf registration filed with the Securities and Exchange Commission in October 2000.

In February 2001, the company issued a 40-year, $56 million, floating rate note with a coupon rate based on a floating LIBOR index (3.41 percent at June 30, 2001).

EARNINGS PER SHARE
The difference in the weighted average common shares outstanding for calculating basic and diluted earnings per share is attributable to the assumed exercise of the Management Stock Ownership Program (MSOP) stock options for the three-month and six-month periods ended June 30, 2001 and 2000. Certain MSOP options outstanding were not included in the computation of diluted earnings per share because they would not have had a dilutive effect (3.3 million and 15.6 million average options for the three months ended June 30, 2001 and 2000, respectively; 1.6 million and 15.3 million average options for the six months ended June 30, 2001 and 2000, respectively).

STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS) INFORMATION
The components of the ending balances of accumulated other comprehensive income (loss) are shown as follows.

----------------------------------------------------------------------
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
                                                   June 30,   Dec. 31,
(Millions)                                           2001       2000
----------------------------------------------------------------------
Cumulative translation - net                        $(1,133)    $(885)
Minimum pension liability adjustments                   (58)      (58)
Debt and equity securities, unrealized gain - net        16        29
Cash flow hedging instruments, unrealized gain - net      6        --
----------------------------------------------------------------------
Accumulated other comprehensive income (loss)       $(1,169)    $(914)
======================================================================

The components of total comprehensive income (loss) are shown as follows. Income tax effects for cumulative translation are not material because no tax provision has been made for the translation of foreign currency financial statements into U.S. dollars. Reclassification adjustments included as gains in net income for cash flow hedging instruments that have settled in the second quarter and first six months of 2001 totaled $6 million and $18 million, respectively, with the impact largely offset by underlying hedged items. Other reclassification adjustments were not material.

-------------------------------------------------------------------
TOTAL COMPREHENSIVE INCOME                       Three months ended
                                                       June 30
(Millions)                                          2001     2000
-------------------------------------------------------------------
Net income                                         $ 202    $ 470
Other comprehensive income (loss)
  Cumulative translation - net                       (62)      (4)
  Debt and equity securities,
    unrealized gain - net of $4 million
    tax provision and $8 million tax provision         7       13
  Cash flow hedging instruments, unrealized
    loss - net of $5 million tax benefit              (7)      --
-------------------------------------------------------------------
      Total comprehensive income                   $ 140    $ 479
===================================================================

-------------------------------------------------------------------
TOTAL COMPREHENSIVE INCOME                        Six months ended
                                                       June 30
(Millions)                                          2001     2000
-------------------------------------------------------------------
Net income                                         $ 655    $ 957
Other comprehensive income (loss)
  Cumulative translation - net                      (248)     (59)
  Debt and equity securities,
    unrealized gain (loss) - net of $9 million
    tax benefit and $25 million tax provision        (13)      42
  Cash flow hedging instruments, unrealized
    gain - net of $3 million tax provision             6       --
-------------------------------------------------------------------
      Total comprehensive income                   $ 400    $ 940
===================================================================

ACCOUNTING PRONOUNCEMENTS
In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) No. 141, "Business
Combinations", and No. 142, "Goodwill and Other Intangible Assets."

The most significant changes made by SFAS No. 141 are: 1) requiring that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and 2) establishing specific criteria for the recognition of intangible assets separately from goodwill.

SFAS No. 142 primarily addresses the accounting for acquired goodwill and intangible assets (i.e., the post-acquisition accounting). The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001. The most significant changes made by SFAS No. 142 are: 1) goodwill and indefinite-lived intangible assets will no longer be amortized; 2) goodwill and indefinite-lived intangible assets will be tested for impairment at least annually; and 3) the amortization period of intangible assets with finite lives will no longer be limited to forty years.

3M will adopt SFAS No. 141 effective July 1, 2001, and SFAS No. 142 effective January 1, 2002. Goodwill and intangible assets acquired after June 30, 2001, will be subject immediately to the nonamortization and amortization provisions of this statement. These standards only permit prospective application of the new accounting; accordingly, adoption of these standards will not affect previously reported 3M financial information. The principal effect of SFAS No. 142 will be 3M ceasing the amortization of goodwill. Goodwill amortization, after tax, is approximately $21 million for total year 2000, and approximately $20 million for the first six months ended June 30, 2001.

The company is currently reviewing the requirements of Emerging Issues Task Force Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products". This statement addresses whether certain consideration from a vendor to a reseller of the vendor's products is an adjustment to selling prices or a cost. This statement would have no effect on the company's net income or its financial position.

OTHER
Discussion of legal matters is cross-referenced to this Quarterly Report on Form 10-Q, Part II, Item 1, Legal Proceedings, and should be considered an integral part of the interim consolidated financial statements.

PricewaterhouseCoopers LLP, the company's independent auditors, have performed reviews of the unaudited interim consolidated financial statements included herein, and their review report thereon accompanies this filing. Pursuant to Rule 436(c) of the Securities Act of 1933 ("Act") their report on these reviews should not be considered a "report" within the meaning of Sections 7 and 11 of the Act and the independent auditor liability under Section 11 does not extend to it.

               REVIEW REPORT OF INDEPENDENT AUDITORS


To the Stockholders and Board of Directors of Minnesota Mining and Manufacturing Company:

We have reviewed the accompanying consolidated balance sheet of Minnesota Mining and Manufacturing Company and Subsidiaries as of June 30, 2001, and the related consolidated statements of income for each of the three-month and six-month periods ended June 30, 2001 and 2000, and of cash flows for the six-month periods ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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



Minneapolis, Minnesota
July 23, 2001

       Minnesota Mining and Manufacturing Company and Subsidiaries

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Second Quarter
--------------
Worldwide sales for the second quarter totaled $4.079 billion, down 3.9 percent from the same quarter last year. Volume increased about five-tenths of a percent from the second quarter last year. Selling prices were basically flat. The stronger U.S dollar reduced worldwide sales by about
4.5 percent. Acquisitions provided about 2.5 percentage points of growth on a global basis.

In the United States, sales totaled $1.929 billion, with sales down 2.3 percent on a reported basis and down about 5 percent excluding acquisitions. The weak U.S. economy negatively impacted sales.

Internationally, sales totaled $2.150 billion, down about 5 percent in dollars. Volume increased over 3 percent on a reported basis and was up about 1 percent excluding acquisitions, despite significant slowing in most major economies. In the Asia Pacific area, volume increased 5 percent, with volume up 5.5 percent in Japan and 4.5 percent in the rest of Asia.
In Europe, volume increased nearly 1.5 percent on a reported basis and was down about 3 percent excluding acquisitions. In Latin America, volume increased about 3 percent. Volume in Canada increased about 6 percent. Currency reduced international sales by over 8 percent, driven by negative translation of 12 percent in the Asia Pacific area, 6 percent in Europe and 8 percent in Latin America.

The second quarter of 2001 includes non-recurring costs of $397 million, principally related to employee separation costs under the company's restructuring plan. These non-recurring costs were included in cost of sales ($141 million); selling, general and administrative expenses ($242 million); and research, development and related expenses ($14 million). Additional information concerning the second quarter 2001 restructuring and other non-recurring items is provided in the Notes to Consolidated Financial Statements and elsewhere herein.

Supplemental Unaudited Consolidated Statement of Income Information
(Dollars in millions, except per-share amounts)
                      Three months ended
                        June 30, 2001
                 ----------------------------
                 Excluding  Restruc-
             restructuring    turing                 Three
                 and other and other                months
                      non-      non-                 ended
                 recurring recurring Reported      June 30,
                     items     items    total         2000
                 ---------  -------  --------      --------
Net sales           $4,079   $  --    $4,079        $4,243
Cost of sales        2,125     141     2,266         2,181
Selling, general and
  administrative
  expenses             954     242     1,196           998
Research, develop-
  ment and related
  expenses             269      14       283           287
Operating
  income (loss)      $ 731   $(397)    $ 334         $ 777
Other (income)
  and expense, net      24      --        24            20
Income (loss) before
 income taxes and
 minority interest   $ 707   $(397)    $ 310         $ 757
Provision (benefit)
 for income taxes      237    (143)       94           265
Effective tax rate    33.5%   35.9%     30.4%         35.0%
Minority interest       19      (5)       14            22
Net income (loss)    $ 451   $(249)    $ 202         $ 470
 Per share-diluted   $1.12   $(.62)    $ .50         $1.18

The following discussion of the second quarter of 2001 and 2000 excludes non-recurring items.

Cost of sales was 52.1 percent of sales, up seven-tenths of a percentage point from the second quarter last year, but equal to the first quarter of 2001. Gross margins were negatively impacted by slowing worldwide market demand, slightly higher energy and raw material costs, and negative currency impacts. This area benefited from good indirect cost control in our factories. Cost of sales includes manufacturing, engineering expenses, and freight costs.

Selling, general and administrative (SG&A) expenses were 23.4 percent of sales, down one-tenth of a percentage point from the second quarter of 2000, benefiting from aggressive cost-control actions. SG&A spending was $44 million lower than in the second quarter of 2000, despite absorbing SG&A added as a result of several acquisitions and a joint venture in the past few quarters. Compared to the first quarter of 2001, SG&A was down $5 million, but as a percent to sales SG&A was up four-tenths of a percentage point due to overall weak sales.

Operating income was 17.9 percent of sales, compared with 18.3 percent in the second quarter last year. Worldwide operating income was impacted by extremely difficult worldwide economic conditions and by the continued strong U.S. dollar, partially offset by aggressive control of discretionary expenses. The company faced accelerating economic weakness internationally, while the U.S. economy remained soft. Operating income margins by area in the second quarter of 2001 were 14.6 percent in the U.S.; 15.0 percent in Europe; 26.9 percent in Asia Pacific; and 24.4 percent on a combined basis in Latin America, Africa and Canada.

Second-quarter interest expense of $33 million was $7 million higher than in the same quarter last year, reflecting higher average debt levels in 2001. Investment and other income was $9 million, compared with $6 million in the same quarter last year, reflecting higher interest income.

The worldwide effective income tax rate for the quarter was 33.5 percent, down from 35.0 percent in the second quarter last year and 34.5 percent for total year 2000. 3M's tax rate continues to benefit from lower overall international tax rates.

Minority interest in the quarter was $19 million, compared with $22 million in the second quarter of 2000. The decrease was primarily due to lower profits reported by Sumitomo 3M Limited, the company's 50 percent-owned subsidiary in Japan.

Net income for the second quarter of 2001 totaled $451 million, or $1.12 per diluted share, compared with $470 million, or $1.18 per diluted share, in the second quarter of 2000. The company estimates that changes in the value of the U.S. dollar decreased earnings for the quarter by about 7 cents per share compared with the second quarter of 2000. This estimate includes the effect of translating profits from local currencies into U.S. dollars; the impact of currency fluctuations on the transfer of goods between 3M operations in the United States and abroad; and transaction gains and losses, including derivative instruments designed to reduce exchange rate risks.

First Six Months
----------------
Worldwide sales for the first six months totaled $8.249 billion, down eight-tenths of a percent from the same period last year. Volume increased
3.5 percent from the same period last year. Selling prices were unchanged, versus a decline of about 1.5 percent for total year 2000. Currency, driven by a stronger U.S dollar, reduced worldwide sales by about 4.5 percent. Acquisitions provided about 3.5 percentage points of growth on a global basis.

In the United States, sales totaled $3.814 billion, with sales down 1.9 percent on a reported basis and down about 4.5 percent excluding acquisitions, impacted by the effects of the weak economy.

Internationally, sales totaled $4.435 billion, basically flat versus the same period last year. Volume increased about 8.5 percent on a reported
basis and about 4.5 percent excluding acquisitions.   In the Asia Pacific
area, volume increased 9 percent, with volume up nearly 8.5 percent in

Japan and over 10 percent in the rest of Asia. In Europe, volume increased more than 9 percent on a reported basis and 1.5 percent excluding acquisitions. In Latin America, volume increased 5.5 percent. Volume increased about 7 percent in Canada. Currency reduced international sales by over 8 percent, driven by negative translation of 11 percent in the Asia Pacific area, 6.5 percent in Europe and 7.5 percent in Latin America.

The first six months of 2001 includes non-recurring costs of $420 million principally related to employee separation costs and acquisition-related costs (primarily the increased valuation and subsequent sale of inventory acquired in two acquisitions and a joint venture). These non-recurring costs are included in cost of sales ($164 million); selling, general and administrative expenses ($242 million); and in research, development and related expenses ($14 million). The first six months of 2000 includes a pre-tax benefit of $50 million, or 8 cents per share, associated with the termination of a product marketing and distribution agreement in the Health Care segment.

Supplemental Unaudited Consolidated Statement of Income Information
(Dollars in millions, except per-share amounts)
                       Six months ended            Six months ended
                        June 30, 2001                June 30, 2000
                 ----------------------------  ----------------------------
                 Excluding  Restruc-
             restructuring    turing
                 and other and other          Excluding
                      non-      non-               non-      Non-
                 recurring recurring Reported recurring recurring  Reported
                     items     items    total     items     items     total
                 ---------  -------  --------  --------  --------  --------
Net sales           $8,249   $  --    $8,249    $8,318     $  --    $8,318
Cost of sales        4,298     164     4,462     4,272        --     4,272
Selling, general and
  administrative
  expenses           1,913     242     2,155     1,954        --     1,954
Research, develop-
  ment and related
  expenses             547      14       561       550        --       550
Other expense (income)  --      --        --        --       (50)      (50)
Operating
  income (loss)     $1,491   $(420)   $1,071    $1,542     $  50    $1,592
Other (income)
  and expense, net      50      --        50        40        --        40
Income (loss) before
 income taxes and
 minority interest  $1,441   $(420)   $1,021    $1,502     $  50    $1,552
Provision (benefit)
 for income taxes      482    (150)      332       528        19       547
Effective tax rate    33.5%   35.7%     32.5%     35.2%              35.3%
Minority interest       41      (7)       34        48        --        48
Net income (loss)    $ 918   $(263)    $ 655     $ 926     $  31     $ 957
 Per share-diluted   $2.28   $(.65)    $1.63     $2.31     $ .08     $2.39

The following discussion of the first six months of 2001 and 2000 excludes non-recurring items.

Cost of sales was 52.1 percent of sales, up seven-tenths of a percentage point from the same period last year. Gross margins were negatively impacted by soft U.S. market demand, slowing economic growth internationally, slightly higher energy and raw material costs, and negative currency impacts. This area benefited from good indirect cost control in our factories. Cost of sales includes manufacturing, engineering expenses, and freight costs.

Selling, general and administrative (SG&A) expenses were 23.2 percent of sales, down three-tenths of a percentage point from the same period last year, benefiting from aggressive cost-control actions. 3M reduced SG&A spending by $41 million compared to the same period last year, even after absorbing SG&A added as a result of several acquisitions and a joint venture over the past few quarters.

SG&A also includes amortization of intangibles, which has been increasing due to recent 3M acquisitions. Goodwill amortization, which is a component of intangible amortization, is approximately $23 million for the first six months of 2001 and is expected to total about $48 million for total year 2001, compared with approximately $26 million for the year 2000.

Goodwill amortization, after tax, is approximately $20 million, or 5 cents per share, in the first six months of 2001, and is expected to total about $42 million, or 10 to 11 cents per share, for the year 2001, compared with approximately $21 million, or 5 cents per share, in the year 2000. The Financial Accounting Standards Board (FASB) recently issued Statement No. 142, "Goodwill and Other Intangible Assets," which will be adopted by the company effective January 1, 2002. Goodwill and intangible assets acquired after June 30, 2001, will be subject immediately to the nonamortization and amortization provisions of this statement, while existing goodwill will no longer be amortized beginning January 1, 2002. Goodwill will be subject to an impairment test at least annually. Additional information regarding recent accounting pronouncements of the FASB, including Statement No. 142, is included in the Notes to Consolidated Financial Statements.

Operating income was 18.1 percent of sales, compared with 18.5 percent in the same period last year. Worldwide operating income benefited from the company's aggressive actions to reduce discretionary expenses, but was negatively affected by soft U.S. market demand, slowing international economic growth, and by higher energy and raw material costs.

The first six months interest expense of $71 million was $19 million higher than in the same period last year, reflecting higher average debt levels. Investment and other income was $21 million, compared with $12 million in the first six months last year, reflecting higher interest income.

The worldwide effective income tax rate for the first six months was 33.5 percent, down from 35.2 percent in the first six months last year and 34.5 percent for total year 2000. 3M's tax rate continues to benefit from lower overall international tax rates.

Minority interest was $41 million, compared with $48 million in the first six months of 2000. The decrease is primarily due to lower profits reported by Sumitomo 3M Limited, the company's 50 percent-owned subsidiary in Japan.

Net income for the first six months of 2001 totaled $918 million, or $2.28 per diluted share, compared with $926 million, or $2.31 per diluted share, in the first six months of 2000. The company estimates that changes in the value of the U.S. dollar decreased earnings for the first six months of 2001 by about 14 cents per share compared with the first six months of 2000. This estimate includes the effect of translating profits from local currencies into U.S. dollars; the impact of currency fluctuations on the transfer of goods between 3M operations in the United States and abroad; and transaction gains and losses, including derivative instruments designed to reduce exchange rate risks.

PERFORMANCE BY BUSINESS SEGMENT
Following is a discussion of the global operating results of the company's six business segments in the second quarter and first six months of 2001. With the exception of Health Care, most of 3M's business segments were impacted by the global economic slowing during the second quarter. In addition, U.S. dollar strength continued to negatively impact results.

In the Industrial Markets segment, volume declined 6.5 percent in the second quarter and 3 percent in the first quarter, reflecting ongoing weakness in most manufacturing sectors of the economy. Operating income margins declined, reflecting the impact of lower volumes.

In the Transportation, Graphics and Safety segment, excluding acquisitions, volume grew 3 percent in the second quarter of 2001 and 4 percent in the first quarter of 2001. Optical films for flat-panel displays continued to register strong growth. Overall growth in this product line was further boosted by two recent acquisitions. Operating income margins were down due to soft overall sales and due to lower margins in recently acquired businesses.

In the Health Care segment, after adjusting for acquisitions, volume grew nearly 5 percent in the second quarter of 2001 and nearly 7 percent in the first quarter of 2001. This segment showed strong growth in health information systems and medical products. 3M's recent dental joint venture with ESPE added over 5 points of growth in the second quarter and nearly 4 points of growth in the first quarter, bringing this segment's total volume growth in both the first and second quarters to around 10 percent. 3M's Health care profits, excluding a $50 million pre-tax benefit in 2000 and $10 million of one-time acquisition costs in 2001, were up more than 20 percent for the first six months of 2001 from the same period last year.

In the Consumer and Office segment, volume decreased about 1 percent in the second quarter after increasing about 3 percent in the first quarter. This segment saw good growth in stationery and office products and in the home improvement area, but overall growth was held back by softness in visual systems. Operating income margins were up about 1 percentage point for the first six months of 2001.

In the Electro and Communications segment, after adjusting for acquisitions, volume declined about 7.5 percent in the second quarter of 2001 after increasing about 7 percent in the first quarter of 2001. This market experienced continued slowing in electronics manufacturing, semiconductor manufacturing and in high-tech parts of the telecom industry. The Telecom Access Products division, which sells a variety of products that boost performance of existing copper lines, saw good growth. Operating margins of the segment were negatively impacted by slowing sales, acquisition impacts and a less favorable product mix.

In the Specialty Material Markets segment, volume declined 12.5 percent in the second quarter and nearly 7 percent in the first quarter, impacted by the product line phase out of perfluorooctanyl chemistry announced in May 2000.

FINANCIAL CONDITION AND LIQUIDITY
The company's financial condition and liquidity remain strong. Working capital totaled $1.271 billion at June 30, 2001, down from $1.625 billion at year-end 2000. The accounts receivable average days' sales outstanding was 61 days, up from 60 days at year-end. The company's inventory index was
3.2 months, down from 3.4 months at year-end. 3M's current ratio was 1.2, down from 1.3 at year-end.

Total debt increased $489 million from year-end 2000 to $3.326 billion, primarily reflecting short-term borrowings relating to acquisitions and treasury stock repurchases. As of June 30, 2001, total debt was 35 percent of total capital, up from 30 percent at year-end.

The company's strong credit rating provides ready and ample access to funds in global capital markets. At June 30, 2001, the company had available short-term lines of credit totaling about $734 million.

Net cash provided by operating activities totaled $1.440 billion in the first six months of the year, up $268 million from the same period last year. Most of the company's implant liabilities have been paid; accordingly, receipt of related insurance recoveries will increase future cash flows. For a more detailed discussion, refer to Part II, Item 1, Legal Proceedings, of this Quarterly Report on Form 10-Q.

Cash used in investing activities totaled $712 million in the first six months of the year, compared with $783 million in the same period last year. Capital expenditures for the first six months of 2001 were $547 million, an increase of $19 million from the same period last year. Cash used for acquisitions of businesses totaled $208 million in the first six months of 2001, reflecting three notable business combinations. 3M acquired MicroTouch Systems Inc., a touch screen manufacturer, for $158 million in cash, net of cash acquired. 3M also acquired Robinson Nugent, a telecommunications supplier, in exchange for 1,124,135 shares of 3M common stock. 3M also combined its German dental business (3M Inter-Unitek GmbH, an existing 3M subsidiary) with ESPE Dental AG, a dental products manufacturer. 3M Inter-Unitek GmbH acquired 100 percent of the outstanding shares of ESPE Dental AG in exchange for 43 percent ownership in 3M Inter-Unitek and $25 million, net of cash acquired. In the first six months of 2000, 3M acquired a majority of Quante AG and four smaller businesses for a total purchase price of $297 million in cash plus 128,994 shares of 3M common stock.

Financing activities in the first six months of 2001 for both short-term and long-term debt included net cash inflows of $523 million, compared with net cash inflows of $442 million in the same period last year. The increase in net short-term debt of $516 million includes the portion of short-term debt with original maturities of 3 months or less. Repayment of other short-term and long-term debt of $667 million includes $327 million of commercial paper having original maturities greater than 3 months. Proceeds from other short-term and long-term debt of $674 million include $367 million of commercial paper having original maturities greater than 3 months.

Treasury stock repurchases for the first six months of 2001 were $852 million, compared with $498 million in the same period last year. The company repurchased about 7.5 million shares of common stock in the first six months of 2001, compared with about 5.7 million shares in the same period last year. In November 2000, the Board of Directors authorized the repurchase of up to 10 million shares of 3M common stock through December 31, 2001. As of June 30, 2001, 2.5 million shares remained authorized for repurchase. Stock repurchases are made to support the company's stock-based compensation plans, its employee stock purchase plans and for other corporate purposes.

Cash dividends paid to shareholders totaled $477 million in the first six months of this year, compared with $460 million in the same period last year. In February 2001, the quarterly dividend was increased to 60 cents per share.

FUTURE OUTLOOK
During the first half of 2001, the company developed and announced a restructuring plan that will consolidate certain operations and streamline the organization to increase speed and productivity. In June 2001, the company completed the identification of all significant actions to be taken and obtained final approvals from the appropriate level of management. The company expects to terminate approximately 5,000 employees by June 30, 2002. About half of the employment reductions will occur in the United States, 40 percent in Europe, and the balance in other international areas. All business segments will be impacted to some extent both directly and through reduced allocations from corporate staff services, with the Industrial business segment impacted the most. Relating principally to these actions, the company recorded a charge of $397 million in the second quarter of 2001. This charge is discussed in the Notes to Consolidated Financial Statements.

Over the next few quarters, 3M expects to take additional charges related to consolidating or downsizing certain manufacturing operations, additional employee severance and benefit costs, and other incremental restructuring related exit costs. This will bring total charges to about $600 million (including the $397 million charge taken in the second quarter of 2001). 3M expects to save $300 million from this restructuring plan on an annualized basis, $75 million of which will impact second half 2001 results, with the benefit weighted more heavily towards the fourth quarter. The vast majority of the savings will be reduced employee costs. The 2001 savings will be most prominent in SG&A, with cost of sales benefits later in 2001 and into 2002. Cash payments relating to the restructuring will be funded through cash provided by operating activities. It is estimated that cash outflows could total $100 million per quarter over the next several quarters. The company has not discontinued any major product lines as a result of this restructuring.

Selected information relating to the charge follows.

                                     Employee
                                    Severance
                                          and
(Millions)                           Benefits       Other       Total
2001 charge
  Second quarter                         $386         $11        $397

Less:
Cash payments                             (53)         --         (53)
Long-term portion of liability            (15)         --         (15)

Current liability as of
  June 30, 2001                          $318         $11        $329

Looking ahead, predicting the direction and trajectory of the worldwide economy and its corresponding impact on 3M's businesses will remain a challenge.

Slower growth outside the United States and the persistently strong U.S. dollar will continue to impact results in the second half of 2001. At this juncture, the company expects that earnings for 2001 in total will be in the range of $4.50 to $4.75 per share, excluding non-recurring items. The low end of this range assumes that the U.S. economy remains at current levels for the remainder of 2001, and that there is a continuing slowdown outside the United States. These assumptions would result in second-half organic worldwide volume declines of about 4 percent. The top end of the range assumes some U.S. economic recovery in the second half of 2001, and a leveling off of the slowdown abroad for the remainder of the year. Both scenarios assume that exchange rates will remain at current levels - approximately 85 cents per euro and 125 yen per U.S. dollar. The company earned $4.68 per share in 2000, excluding non-recurring items.

Quarterly predictions are challenging in the current environment. Historically, 3M results have been stronger in the third quarter than the fourth quarter. This pattern is less predictable during periods of economic weakness. Because benefits from 3M's restructuring plan should be weighted more heavily towards the fourth quarter, a pattern in 2001 of similar earnings for the third and fourth quarter is more likely.

The company estimates, based on currency rates as of June 30, 2001, that currency would reduce earnings for the year by about 25 cents per share.

The company is increasingly striving to move costs outside the U.S. to naturally protect 3M from currency fluctuations. The company has begun to increase the amount and duration of its foreign currency hedges to help dampen year-over-year impacts and to improve the predictability of future earnings. The company has been phasing in this new policy and is targeting to hedge 50 percent of its annual income statement foreign currency risk by the time this program is fully implemented in the first quarter of 2002. However, this hedging program will not make 3M immune to currency impacts.

While raw material costs were up about 2 percent in the second quarter of 2001 from the same quarter last year, the company expects year-on-year cost reductions for the remainder of the year due both to falling prices for many key feedstocks and to 3M's continued global sourcing and cost-reduction efforts. For 2001 in total, raw material costs are expected to be close to flat. The company expects to maintain a 33.5 percent worldwide tax rate throughout the year, helped by lower overall international tax rates. Capital expenditures are expected to total less than $1 billion for total year 2001.

3M's longer-term prospects remain bright. The company is on track in implementing several initiatives (six sigma, sourcing, 3M acceleration, indirect costs, e-productivity) that will strengthen 3M and enhance its competitiveness. In addition, through the current restructuring plan, 3M is making structural adjustments that will help ensure consistent future earnings performance.

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

Forward-looking statements are based on certain assumptions and expectations of future events that are subject to risks and uncertainties. Actual future results and trends may differ materially from historical results or those projected in any such forward-looking statements depending on a variety of factors, including but not limited to the following:

* The effects of, and changes in, worldwide economic conditions. The company operates in more than 60 countries and derives more than half of its revenues from outside the United States. The company's business may be affected by factors in other countries that are beyond its control, such as downturns in economic activity in a specific country or region; social, political or labor conditions in a specific country or region; or potential adverse foreign tax consequences.

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

      Minnesota Mining and Manufacturing Company and Subsidiaries
                      PART II.  Other Information

Item 1.  Legal Proceedings

General
---------
The company and certain of its subsidiaries are named as defendants in a number of actions, governmental proceedings and claims, including environmental proceedings and products liability claims involving products now or formerly manufactured and sold by the company. In some actions, the claimants seek damages as well as other relief, which, if granted, would require substantial expenditures. The company has recorded certain liabilities, which represent reasonable estimates of its probable liabilities for these matters. The company also has recorded receivables for the probable amount of insurance recoverable with respect to these matters.

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

Breast Implant Litigation
--------------------------
The company and certain other companies have been named as defendants in a number of claims and lawsuits alleging damages for personal injuries of various types resulting from breast implants formerly manufactured by the company or a related company. The company entered the business of manufacturing breast implants in 1977 by purchasing McGhan Medical Corporation. In 1984, the company sold the business to a corporation that also was named McGhan Medical Corporation.

As of June 30, 2001, the company is currently named as a defendant, often with multiple co-defendants, in 691 lawsuits and 13 claims in various courts, all seeking damages for personal injuries from allegedly defective breast implants. These lawsuits and claims purport to represent 1,678 individual claimants.

3M has confirmed that approximately 30 of the 1,678 claimants have opted out of the Revised Settlement Program (discussed below) and have 3M implants. Most of the claimants in these confirmed cases have alleged an unspecified amount of damages above the jurisdictional limit of the courts in which the cases were filed.

The company believes that most of the remaining 1,678 claimants will be dismissed either because the claimants did not have 3M implants or the claimants accepted benefits under the Revised Settlement Program. Most of these claimants have filed lawsuits that either do not allege a specific amount of damages or allege an unspecified amount of damages above the jurisdictional limit of the court. The rest of these claimants allege damages, including both actual and punitive damages, aggregating approximately $100 million in their lawsuits. Approximately 150 claimants have filed lawsuits in state and federal courts in New York alleging damages in excess of $20 million each. 3M expects that virtually all of these New York cases will be dismissed without payment for the reasons stated above. The company continues to work to clarify the status of these lawsuits and claims.

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

The company believes that approximately 90 percent of the registrants, including those claimants who filed current claims, have elected to participate in the Revised Settlement Program. It is still unknown as to what disease criteria all claimants have satisfied, and what options they have chosen. As a result, the total amount and timing of the company's prospective payments under the Revised Settlement Program cannot be determined with precision at this time. As of June 30, 2001, the company had paid $304 million into the court-administered fund as a reserve against costs of claims payable by the company under the Revised Settlement Program (including a $5 million administrative assessment). Additional payments will be made as necessary. Payments to date have been consistent with the company's estimates of the total liability for claims under the Revised Settlement Program.

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

The company's current best estimate of the amount to cover the cost and expense of the Revised Settlement Program and the cost and expense of resolving opt-out claims and recovering insurance proceeds (from inception of the litigation through June 30, 2001) is $1.2 billion. After subtracting cumulative payments of $1.192 billion as of June 30, 2001, for defense and other costs and settlements with litigants and claimants, the company had remaining liabilities for the breast implant litigation of $8 million.

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

The court's rulings in post verdict motions are considered to be generally favorable to the company. The court awarded the company prejudgment interest on amounts owing by insurers including reasonable attorney fees. However, the court has yet to determine the amount of attorneys' fees recoverable by the company. The court has indicated a formula to be used for this calculation that would result in the company being reimbursed for less than all of its fees. Exact amounts cannot yet be determined. The court filed the judgment on April 16, 2001 and entered judgment on May 16, 2001. Post judgment motions have been filed and heard and the company expects rulings during the third quarter of 2001.

As of June 30, 2001, the company had receivables for insurance recoveries of $485 million, representing settled but yet to be received amounts as well as amounts contested by the insurance carriers. During the second quarter of 2001, the company received payments from its occurrence carriers. Various factors could affect the timing and amount of proceeds to be received under the company's various insurance policies, including (i) the timing of payments made in settlement of claims; (ii) the outcome of occurrence insurance litigation in the courts of Minnesota (as discussed above) and Texas; (iii) potential arbitration with claims-made insurers; (iv) delays in payment by insurers; and (v) the extent to which insurers may become insolvent in the future. There can be no absolute assurance that the company will collect all amounts recorded as being probable of recovery from its insurers.

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

Environmental Matters
----------------------
The company's operations are subject to environmental laws and regulations enforceable by foreign, federal, state, local authorities and private parties in the United States and abroad, including those pertaining to air emissions, wastewater discharges, toxic substances, and the handling and disposal of solid and hazardous wastes. These laws and regulations provide under certain circumstances for the remediation of contamination, as well as personal injury and property damage claims. The company has incurred, and will continue to incur, costs and capital expenditures in complying with these laws and regulations, defending potential personal injury and property damage claims, and modifying its business operations in light of its environmental responsibilities. In its effort to carry out its environmental responsibilities and comply with environmental laws and regulations, the company has established, and periodically updates, policies relating to environmental standards of performance for its operations worldwide.

Under certain environmental laws, including the United States Comprehensive Environmental Response, Compensation and Liability Act of 1980 and similar state laws, the company may be jointly and severally liable for the costs of environmental contamination at current or former facilities and at off-site locations. The company has identified numerous locations, most of which are in the United States, at which it may have some liability for remediating contamination. Amounts expensed for environmental remediation activities were not material at these locations nor have there been material changes in the recorded liabilities for environmental matters. Liabilities for estimated costs of environmental remediation are, depending on the site, based primarily upon internal or third-party environmental studies, and estimates as to the number, participation level and financial viability of any other potentially responsible parties, the extent of the contamination and the nature of required remedial actions. Recorded liabilities are adjusted as further information develops or circumstances change. The amounts recorded in the company's consolidated financial statements for environmental liabilities are the gross amount of such liabilities, without deductions for insurance or third party indemnity claims. The company expects that the amounts recorded will be paid out over the periods of remediation for the applicable sites, currently ranging up to 30 years.

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

(a)  The registrant held its Annual Meeting of Stockholders on May 8, 2001.

(b)	Proxies for the meeting were solicited pursuant to Regulation 14;
there was no solicitation in opposition to management's nominees as listed in the Proxy Statement and all such nominees were elected.

Directors elected to the year 2004 Class were Edward A. Brennan, W. James McNerney, Jr. and Kevin W. Sharer.

Directors whose terms continue after the meeting were Linda G. Alvarado, Ronald O. Baukol, Edward M. Liddy, Aulana L. Peters, Rozanne L. Ridgway, Frank Shrontz and Louis W. Sullivan.

(c) The ratification of the appointment of PricewaterhouseCoopers LLP, independent auditors, to audit the consolidated financial statements of the company and its subsidiaries for the year 2001.

For              315,096,113
Against            2,486,036
Abstain            3,101,468

(d)  Stockholder proposal relating to election of directors.

For               24,998,702
Against          248,637,158
Abstain            5,466,311
Broker Non-Vote   41,581,446

(e) Proponents prior to the meeting voluntarily withdrew two additional stockholder proposals regarding executive compensation.

Item 6.  Exhibits and Reports on Form 8-K

      (a) The following documents are filed as exhibits to this Report.

          (12) A statement setting forth the calculation of the ratio of earnings to fixed charges. Page 34.

          (15) A letter from the company's independent auditors regarding unaudited interim consolidated financial statements. Page 35.

Reports on Form 8-K:

3M filed four Form 8-K's for the quarter ended June 30, 2001.

The Form 8-K dated May 11, 2001, provided the opinion and consent of general counsel in connection with the offering of certain debt securities due in the year 2003.

The Form 8-K dated May 10, 2001, provided the opinion and consent of general counsel in connection with the offering of certain debt securities due in the year 2004.

The Form 8-K dated May 4, 2001, relates to 3M's distribution agreement to issue and sell from time to time its Medium-Term Notes, Series C, in an aggregate amount up to $1.4 billion.

The Form 8-K dated April 23, 2001, reported 3M's unaudited consolidated financial results for the first quarter of 2001.

None of the other item requirements of Part II of Form 10-Q are applicable to the company for the quarter ended June 30, 2001.

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



                          MINNESOTA MINING AND MANUFACTURING COMPANY
                          ------------------------------------------
                                         (Registrant)



Date:         July 31, 2001
      ------------------------------

                          /s/ Robert J. Burgstahler
                          ------------------------------------------
                           Robert J. Burgstahler, Vice President and
                           Chief Financial Officer

                          (Mr. Burgstahler is the Principal Financial
                           and Accounting Officer and has been duly authorized to sign on behalf of the registrant.)