Form 10-Q
period 2001-09-30
MINNESOTA MINING & MANUFACTURING CO
filed 2001-11-13
CIK 66740

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

                       -----------------------------

                   For Quarter ended September 30, 2001
                      Commission file number: 1-3285


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


      On September 30, 2001, there were 392,085,285 shares of the Registrant's common stock outstanding.



                      This document contains 39 pages.

                The exhibit index is set forth on page 36.

========================================================================

      Minnesota Mining and Manufacturing Company and Subsidiaries

                     PART I.  FINANCIAL INFORMATION

                    CONSOLIDATED STATEMENT OF INCOME
            (Amounts in millions, except per-share amounts)
                               (Unaudited)
                               Three months ended     Nine months ended
                                  September 30           September 30
                               ------------------    -------------------
                                 2001       2000        2001       2000
                               -------    -------    --------   --------
Net sales                      $3,967     $4,270     $12,216    $12,588
                               -------    -------    --------   --------
Operating expenses
  Cost of sales                 2,156      2,295       6,618      6,567
  Selling, general and
    administrative expenses       930      1,000       3,085      2,954
  Research, development and
    related expenses              261        275         822        825
  Other expense (income)           --       (119)         --       (169)
                               -------    -------    --------   --------
         Total                  3,347      3,451      10,525     10,177
                               -------    -------    --------   --------
Operating income                  620        819       1,691      2,411
                               -------    -------    --------   --------
Other income and expense
  Interest expense                 27         29          98         81
  Interest and other income        (6)        (4)        (27)       (16)
                               -------    -------    --------   --------
         Total                     21         25          71         65
                               -------    -------    --------   --------
Income before income taxes
  and minority interest           599        794       1,620      2,346

Provision for income taxes        195        274         527        821

Minority interest                  10         21          44         69
                               -------    -------    --------   --------
Net income                     $  394     $  499     $ 1,049    $ 1,456
                               =======    =======    ========   ========
Weighted average common
  shares outstanding - basic    393.5      395.1       395.3      396.1
Earnings per share - basic     $ 1.00     $ 1.26     $  2.65    $  3.67
                               =======    =======    ========   ========
Weighted average common
  shares outstanding - diluted  398.4      399.0       401.0      400.0
Earnings per share - diluted   $  .99     $ 1.25      $ 2.62     $ 3.64
                               =======    =======    ========   ========

<F1>
The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

        Minnesota Mining and Manufacturing Company and Subsidiaries
                         CONSOLIDATED BALANCE SHEET
                                                     (Unaudited)
(Dollars in millions, except per-share amounts)   September 30, December 31,
                                                           2001       2000
                                                      ----------  ---------
ASSETS
Current assets
  Cash and cash equivalents                             $   439    $   302
  Accounts receivable - net                               2,851      2,891
  Inventories
    Finished goods                                        1,165      1,231
    Work in process                                         660        663
    Raw materials and supplies                              417        418
                                                       --------   --------
      Total inventories                                   2,242      2,312
  Other current assets                                    1,024        874
                                                       --------   --------
        Total current assets                              6,556      6,379
Investments                                                 281        310
Property, plant and equipment                            14,532     14,170
  Less accumulated depreciation                          (8,719)    (8,347)
                                                        --------   --------
    Property, plant and equipment - net                   5,813      5,823
Other assets                                              2,555      2,010
                                                        --------   --------
        Total assets                                    $15,205    $14,522
                                                        ========   ========
LIABILITIES
Current liabilities
  Short-term debt                                       $ 1,588    $ 1,866
  Accounts payable                                        1,189      1,081
  Payroll                                                   466        382
  Income taxes                                              620        462
  Other current liabilities                               1,143        963
                                                        --------   --------
        Total current liabilities                         5,006      4,754
Long-term debt                                            1,425        971
Other liabilities                                         2,608      2,266
                                                        --------   --------
        Total liabilities                                 9,039      7,991
                                                        --------   --------
STOCKHOLDERS' EQUITY
  Common stock, $.01 par value, 472,016,528 shares issued     5          5
  Capital in excess of par value                            291        291
  Retained earnings                                      11,785     11,517
  Treasury stock, at cost; 79,931,243 shares at
    Sep. 30, 2001; 75,931,180 shares at Dec. 31, 2000    (4,541)    (4,065)
  Unearned compensation                                    (283)      (303)
  Accumulated other comprehensive income (loss)          (1,091)      (914)
                                                        --------   --------
        Total stockholders' equity                        6,166      6,531
                                                        --------   --------
        Total liabilities and stockholders' equity      $15,205    $14,522
                                                        ========   ========

<F1>
The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

         Minnesota Mining and Manufacturing Company and Subsidiaries
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Dollars in millions)
                                                         (Unaudited)
                                                      Nine months ended
                                                         September 30
                                                      ------------------
                                                        2001       2000
                                                      -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                            $1,049    $ 1,456
Adjustments to reconcile net income
  to net cash provided by operating activities
    Depreciation and amortization                        798        737
    Asset impairment charges                              --         48
    Deferred income tax provision                         31          9
    Implant litigation - net                              28         51
    Changes in assets and liabilities
      Accounts receivable                                 39       (329)
      Inventories                                         85       (205)
      Other current assets                              (122)      (279)
      Other assets - net of amortization                 (82)      (127)
      Income tax payable                                 168        296
      Accounts payable and other current liabilities     251        234
      Other liabilities                                   25        (12)
    Other - net                                          (10)      (111)
------------------------------------------------------------------------
Net cash provided by operating activities              2,260      1,768

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment              (766)      (751)
Proceeds from sale of property, plant and equipment       46         82
Acquisitions of businesses                              (208)      (307)
Proceeds from sale of businesses                          11          1
Purchase of investments                                   (8)       (24)
Proceeds from sale of investments                         19        115
------------------------------------------------------------------------
Net cash used in investing activities                   (906)      (884)

CASH FLOWS FROM FINANCING ACTIVITIES
Change in short-term debt - net                          (26)        75
Repayment of other short-term and long-term debt        (989)       (22)
Proceeds from other short-term and long-term debt      1,298        152
Purchases of treasury stock                           (1,112)      (675)
Reissuances of treasury stock                            373        202
Dividends paid to stockholders                          (713)      (689)
Distributions to minority interests                      (57)       (70)
------------------------------------------------------------------------
Net cash used in financing activities                 (1,226)    (1,027)
Effect of exchange rate changes on cash                    9         79
------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents     137        (64)
Cash and cash equivalents at beginning of year           302        387
------------------------------------------------------------------------
Cash and cash equivalents at end of period            $  439     $  323
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

Discussion of non-recurring items is contained in the Notes to Consolidated Financial Statements and in Management's Discussion and Analysis. This includes non-recurring items principally related to charges in connection with 3M's restructuring plan in the second and third quarters of 2001, costs relating to acquisitions in the first quarter of 2001, costs to phase out perfluorooctanyl chemistry production and gains related to asset dispositions in the third quarter of 2000, and the termination of a product distribution agreement in the first quarter of 2000.

2001 NON-RECURRING ITEMS
During the first half of 2001, the company developed and announced a restructuring plan to consolidate certain operations and streamline the organization to increase speed and productivity. In June 2001, the company completed the identification of all significant actions to be taken and obtained final approvals from the appropriate level of management. In 2001, the company recorded a charge of $397 million in the second quarter ($249 million after tax and minority interest) and $69 million in the third quarter ($43 million after tax and minority interest), principally related to this plan.

In the third quarter of 2001, the restructuring charges were classified as a component of cost of sales ($47 million); selling, general and administrative expenses ($16 million); and research, development and related expenses ($6 million). Of the total third quarter charge, $39 million related to accelerated depreciation (incremental charges resulting from shortened depreciable lives, primarily related to downsizing or consolidating manufacturing operations), $27 million related to employee severance and benefits, and $3 million related to other exit activities.

In the first nine months of 2001, non-recurring items, principally related to the restructuring plan, were classified as a component of cost of sales ($188 million); selling, general and administrative expenses ($258 million); and research, development and related expenses ($20 million). Of this $466 million, $413 million related to employee severance and benefits, $39 million related to accelerated depreciation, and $14 million related to other exit activities. In addition, other non-recurring costs included acquisition-related charges of $23 million (recorded in cost of sales) in the first quarter of 2001.

The restructuring includes actions in 17 locations in the United States, 27 in Europe, 8 in the Asia Pacific area, 13 in Latin America, and 4 in Canada. Substantially all actions required by the plan are expected to be completed by June 30, 2002.

The company expects to terminate approximately 5,000 employees, representing a wide range of employee groups. About half of the employment reductions will occur in the United States, 40 percent in Europe, and the balance in other international areas. All business segments will be impacted both directly and also indirectly through reduced allocations of corporate staff service costs.

Under the plan, the company terminated approximately 2,600 employees in the second and third quarters of 2001. Because certain employees can defer receipt of termination benefits, cash payments can lag job eliminations. Cash payments totaled approximately $97 million through September 30, 2001. The company had a remaining current liability of $249 million and a non-current liability of $78 million at September 30, 2001, principally related to employee severance and benefits. The current liabilities and a portion of the non-current liability will be funded through cash provided by operations. About half of the non-current portion relates to various employee retirement benefits and will be paid out of the company's pension and post-retirement health care benefit plans. The charges related to other exit activities include incremental costs and contractual obligations for items such as lease termination payments and other facility exit costs incurred as a direct result of this plan.

The company expects to substantially complete the process of consolidating or downsizing certain manufacturing operations in the next
9 months, primarily in the United States and Europe. This consolidation results in accelerated depreciation for those facilities that will cease operations during this period. The company has not discontinued any major product lines as a result of the restructuring. The restructuring charge does not include any write-down of goodwill or other intangible assets.

The company expects the incremental costs associated with this restructuring plan to total about $600 million pre-tax upon completion, including the $466 million recorded in the second and third quarters of 2001. The remaining charges will include additional employee severance and benefit costs, additional accelerated depreciation, and other incremental restructuring-related exit costs.

Selected information relating to the charge follows.

                             Employee
                            Severance
                                  and    Accelerated
(Millions)                   Benefits   Depreciation    Other    Total
                             --------   ------------   -------  -------
2001 charge
    Second quarter               $386            $--      $11     $397
    Third quarter                  27             39        3       69
                                 -----          -----    -----    -----
      Total charges              $413            $39      $14     $466

Non-cash                           --            (39)      (3)     (42)

Cash payments                     (97)                     --      (97)
                                 -----                   -----    -----
Total liability as of
  September 30, 2001             $316                      11     $327

Long-term portion of liability    (78)                     --      (78)
                                 -----                   -----    -----
Current liability as of
  September 30, 2001             $238                     $11     $249
                                 =====                   =====    =====

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

In 2001, all business combinations completed by the company have used the purchase method of accounting. The preliminary estimated fair values of assets acquired and liabilities assumed relating to all 2001 business combinations, including several small acquisitions not discussed previously, are summarized in the table that follows:

(Millions)                Asset (Liability)
Accounts receivable              $63
Inventories                       69
Other current assets              19
Property, plant and equipment    104
Purchased intangible assets      499
Other assets                      13
Accounts payable and
  other current liabilities     (135)
Interest bearing debt            (15)
Minority interest liability     (243)
Other long-term liabilities      (39)
                                -----
  Net assets acquired           $335
                                =====

The $499 million of purchased intangible assets, including goodwill, is being amortized on a straight-line basis over the periods benefited, ranging from 4 to 40 years. In-process research and development charges associated with these acquisitions were not material. 3M entered into put/call option agreements with certain former shareholders of ESPE Dental AG. Under these agreements, 3M may either be required or, if not required, may choose to purchase the 43 percent minority interest in Inter-Unitek GmbH from certain former shareholders in ESPE. These option agreements expire on June 30, 2004. Pro forma information related to these acquisitions is not provided because the impact of these acquisitions on the company's results of operations is not considered to be material.

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

Foreign Currency Forward and Option Contracts: The company enters into forward contracts and swaps to hedge certain inter-company financing transactions, and purchases options to hedge against the effect of exchange rate fluctuations on cash flows denominated in foreign currencies. These transactions are designated as cash flow hedges. At September 30, 2001, the company had various open foreign exchange forward and option contracts, the majority of which have maturities of one year or less. The amounts at risk are not material because the company has the ability to generate offsetting foreign currency cash flows. The company also uses multiple forward and option contracts designated as cash flow hedges to hedge intercompany receivables/payables.

For foreign currency cash flow hedges, the net amount recorded in cost of sales during the third quarter of 2001 was minimal, and for the nine months ended September 30, 2001, the net realized gain totaled $29 million, with the impact largely offset by underlying hedged items. The settlement or extension of these derivatives will result in reclassifications to earnings in the period during which the hedged transactions affect earnings (from other comprehensive income). Within the next 12 months, the company expects to reclassify to earnings a majority of the $1 million unrealized gain included in cash flow hedges within other comprehensive income at September 30, 2001, with the impact largely offset by underlying hedged items. The maximum length of time over which 3M is hedging its exposure to the variability in future cash flows for a majority of the forecasted transactions, excluding those forecasted transactions related to the payment of variable interest on existing financial instruments, is 12 months. No foreign currency cash-flow hedges were discontinued during the first nine months of 2001.

Interest Rate & Currency Swaps: The company manages interest expense using a mix of fixed, floating and variable rate debt. To help manage borrowing costs, the company may enter into interest rate swaps. Under these arrangements, the company agrees to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated by reference to an agreed-upon notional principal amount. The company uses interest rate and currency swaps to manage interest rate risk related to borrowings. These instruments generally mature in relationship to their underlying debt. The current outstanding instruments have various maturities. The maturity will normally match the term of the debt when issued, which is generally greater than one year. Unrealized gains and losses and exposure to changes in market conditions were not material at September 30, 2001, for interest rate and currency swaps.

The company uses interest rate swaps (fixed to floating rate) designated as fair value hedges. The company also uses cross currency interest rate swaps (fixed to floating) to hedge foreign currency and interest rates designated as fair value hedges. In the third quarter and first nine months of 2001, interest rate swaps had a realized gain of $10 million and a realized loss of $47 million, respectively, with underlying debt instruments largely offsetting these amounts. For these hedges, the net gain/loss relating to any hedge ineffectiveness is reported in the income statement as a decrease or increase in interest expense. Hedge ineffectiveness was not material in the first nine months of 2001. No interest rate swap hedges were discontinued or became disqualified during the nine months ended September 30, 2001.

Net Investment Hedging: The company uses foreign currency debt and forwards to hedge the company's net investments in foreign operations. For hedges that meet the effectiveness requirements, the net gains/losses were recorded in cumulative translation within other comprehensive income, with any ineffectiveness recorded in cost of sales. In the third quarter and first nine months of 2001, an unrealized after-tax loss of $17 million and unrealized after-tax gain of $1 million, respectively, was recorded in cumulative translation. Hedge ineffectiveness realized gains totaled $4 million in the first nine months of 2001.

Commodity Price Management: The company manages commodity price risks through negotiated supply contracts, price protection swaps and forward physical contracts. The company uses commodity price swaps as cash flow hedges of forecasted transactions to manage price volatility. The related mark-to-market gain or loss on qualifying hedges is included in other comprehensive income to the extent effective (100 percent effective), and reclassified into cost of sales in the period during which the hedged transaction affects earnings. In the third quarter and first nine months of 2001, an unrealized after-tax loss of $4 million and $12 million, respectively, were recorded within other comprehensive income, with the majority expected to be reclassified to earnings beyond 12 months. 3M has hedged its exposure to the variability of future cash flows for certain forecasted transactions through 2005. No commodity cash flow hedges were discontinued during the nine months ended September 30, 2001.

RECLASSIFICATIONS
Due to reclassifications at year-end 2000, certain prior period amounts have been reclassified to conform with the current-year presentation, with no effect on previously reported net income.

BUSINESS SEGMENTS
3M's net sales and operating income by segment for the third quarter and first nine months of 2001 and 2000 follow.

----------------------------------------------------------
BUSINESS
SEGMENT              Three months ended  Nine months ended
INFORMATION              September 30       September 30
(Millions)              2001     2000       2001     2000
----------------------------------------------------------
NET SALES
Industrial            $  781   $  887    $ 2,438  $ 2,678
Transportation,
 Graphics and Safety     881      892      2,681    2,678
Health Care              849      776      2,532    2,343
Consumer and Office      682      753      2,049    2,139
Electro and
 Communications          514      654      1,702    1,803
Specialty Material       251      299        802      923
Corporate and
 Unallocated               9        9         12       24
----------------------------------------------------------
Total Company         $3,967   $4,270    $12,216  $12,588
----------------------------------------------------------

OPERATING INCOME
Industrial            $  126  $   166    $   419  $   504
Transportation,
 Graphics and Safety     170      194        545      616
Health Care              192      165        547      516
Consumer and Office      129      132        348      339
Electro and
 Communications           44      111        189      305
Specialty Material        33      (43)       119       65
Corporate and
 Unallocated             (74)      94       (476)      66
----------------------------------------------------------
Total Company         $  620  $   819    $ 1,691  $ 2,411
----------------------------------------------------------

The company had numerous non-recurring items that impacted the first nine months of 2001. Third quarter 2001 non-recurring charges of $69 million (included in Corporate and Unallocated) principally related to employee separation costs and accelerated depreciation charges under the company's previously announced restructuring plan. Second quarter 2001 non-recurring charges of $397 million (included in Corporate and Unallocated) principally related to employee separation costs under the restructuring plan. First quarter 2001 operating income includes non-recurring costs of $23 million recorded in cost of sales. These first quarter 2001 non-recurring costs (primarily related to acquisitions of inventory that must be recorded at fair market value instead of manufactured cost and the subsequent sale of these acquired inventories) totaled $10 million in Health Care; $7 million in Transportation, Graphics and Safety; and $6 million in the Electro and Communications segment.

Non-recurring items also impacted the first nine months of 2000. Third quarter 2000 operating income includes non-recurring costs of $118 million (included in cost of sales) and non-recurring gains of $119 million. Non-recurring items in the third quarter of 2000 include $106 million of costs in the Specialty Material segment relating to the company's phase out of perfluorooctanyl chemistry production. Of the $106 million in costs, $48 million represents an asset impairment charge (determined by discounting estimated future cash flows), as certain affected equipment was not expected to be utilized after the phase out. Remaining non-recurring items in the third quarter of 2000 were largely gains related to asset dispositions, principally the sale of available-for-sale equity securities, and are primarily recorded in Corporate and Unallocated. First quarter 2000 operating income includes a $50 million benefit relating to the termination of a product distribution agreement in the Health Care segment.

DEBT ISSUANCES
The company issued the following long-term debt under its $1.5 billion shelf registration filed with the Securities and Exchange Commission in October 2000. In September 2001, the company issued a three-year, $200 million, fixed rate note. The coupon was swapped to a rate based on a floating LIBOR index (2.93 percent at September 30, 2001). In May 2001, the company issued a three-year, $150 million, fixed rate note. The coupon was swapped to a rate based on a floating LIBOR index (3.51 percent at September 30, 2001). In May 2001, the company also issued a two-year, $100 million, fixed rate note with a coupon rate of 4.57 percent.

In February 2001, the company issued a 40-year, $56 million, floating rate note with a coupon rate based on a floating LIBOR index (2.43 percent at September 30, 2001).

These increases in long-term debt were partially offset by decreases in short-term debt, resulting in total debt increasing by only $176 million from year-end 2000.

EARNINGS PER SHARE
The difference in the weighted average common shares outstanding for calculating basic and diluted earnings per share amounts is attributable to the assumed exercise of the Management Stock Ownership Program (MSOP) stock options for the three-month and nine-month periods ended September 30, 2001 and 2000. Certain MSOP options outstanding were not included in the computation of diluted earnings per share because they would not have had a dilutive effect (6.7 million and 14.8 million average options for the three months ended September 30, 2001 and 2000, respectively; 3.3 million and
15.1 million average options for the nine months ended September 30, 2001 and 2000, respectively).

STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS) INFORMATION
The components of the ending balances of accumulated other comprehensive income (loss) are shown as follows.

----------------------------------------------------------------------
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
                                                   Sep. 30,   Dec. 31,
(Millions)                                           2001       2000
----------------------------------------------------------------------
Cumulative translation - net                        $(1,033)    $(885)
Minimum pension liability adjustments                   (58)      (58)
Debt and equity securities, unrealized gain - net        11        29
Cash flow hedging instruments, unrealized loss - net    (11)       --
----------------------------------------------------------------------
Accumulated other comprehensive income (loss)       $(1,091)    $(914)
======================================================================

The components of total comprehensive income (loss) are shown as follows. Income tax effects for cumulative translation are not material because no tax provision has been made for the translation of foreign currency financial statements into U.S. dollars. Reclassification adjustments included in net income for cash flow hedging instruments that settled in the third quarter and first nine months of 2001 totaled a $7 million after tax loss and a $11 million after tax gain, respectively, with the impact largely offset by underlying hedged items. Reclassification adjustments in the third quarter and first nine months of 2000 for realized gains included in income totaled $85 million ($52 million after tax). These gains related to the sale of available-for-sale marketable equity securities. Other reclassification adjustments were not material.

-------------------------------------------------------------------
TOTAL COMPREHENSIVE INCOME                       Three months ended
                                                    September 30
(Millions)                                          2001     2000
-------------------------------------------------------------------
Net income                                         $ 394    $ 499
Other comprehensive income (loss)
  Cumulative translation - net                       100     (157)
  Debt and equity securities,
    unrealized loss - net of $2 million
    tax benefit and $18 million tax benefit           (5)     (30)
  Cash flow hedging instruments, unrealized
    loss - net of $10 million tax benefit            (17)      --
-------------------------------------------------------------------
      Total comprehensive income                   $ 472    $ 312
===================================================================

-------------------------------------------------------------------
TOTAL COMPREHENSIVE INCOME                        Nine months ended
                                                    September 30
(Millions)                                          2001     2000
-------------------------------------------------------------------
Net income                                        $1,049   $1,456
Other comprehensive income (loss)
  Cumulative translation - net                      (148)    (216)
  Debt and equity securities,
    unrealized gain (loss) - net of $11 million
    tax benefit and $7 million tax provision         (18)      12
  Cash flow hedging instruments, unrealized
    loss - net of $7 million tax benefit             (11)      --
-------------------------------------------------------------------
      Total comprehensive income                  $  872   $1,252
===================================================================

ACCOUNTING PRONOUNCEMENTS
In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations", which must be adopted no later than January 1, 2003. This statement establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. The company is reviewing the requirements of this standard. Although the company expects that this standard will not materially affect its financial position or results of operations, it has not yet finalized its determination of the impact of this standard on its consolidated financial statements.

In June 2001, the Financial Accounting Standards Board also issued SFAS No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets."

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

3M adopted SFAS No. 141 effective July 1, 2001, and SFAS No. 142 will be adopted effective January 1, 2002. Goodwill and intangible assets acquired after June 30, 2001, are subject immediately to the nonamortization and amortization provisions of this statement. These standards only permit prospective application of the new accounting; accordingly, adoption of these standards will not affect previously reported 3M financial information. The principal effect of SFAS No. 142 will be the elimination of goodwill amortization. The company is currently reviewing the requirements of this new standard, but estimates that goodwill amortization will be in the range of 10 to 12 cents per diluted share for the year 2001.

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

               REVIEW REPORT OF INDEPENDENT AUDITORS


To the Stockholders and Board of Directors of Minnesota Mining and Manufacturing Company:

We have reviewed the accompanying consolidated balance sheet of Minnesota Mining and Manufacturing Company and Subsidiaries as of September 30, 2001, and the related consolidated statements of income for each of the three-month and nine-month periods ended September 30, 2001 and 2000, and of cash flows for the nine-month periods ended September 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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



Minneapolis, Minnesota
October 26, 2001

       Minnesota Mining and Manufacturing Company and Subsidiaries

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Third Quarter
--------------
The company faced a number of challenges during the third quarter that impacted sales and earnings. The most significant were lower growth in the Asia Pacific area and the continuation of weak economic growth in the United States.

The terrorist attacks of September 11, 2001, intensified these challenges, as growth in several businesses slowed after these events. No material problems were experienced at any of the company's facilities or operations.

Worldwide sales for the third quarter totaled $3.967 billion, down 7.1 percent from the same quarter last year. Volume decreased 4.8 percent from the third quarter last year on a reported basis and was down about 6.5 percent excluding acquisitions. Selling prices were up four-tenths of a percent. The stronger U.S dollar reduced worldwide sales by 2.7 percent.

In the United States, sales totaled $1.919 billion, with sales down 6.7 percent on a reported basis and down about 8.5 percent excluding acquisitions.

Internationally, sales totaled $2.048 billion, down 7.5 percent in dollars Volume decreased 2.3 percent on a reported basis and about 4 percent excluding acquisitions, impacted by significant slowing in most major economies. In the Asia Pacific area, volume decreased 3.4 percent, with volume down 4.7 percent in Japan and 2.6 percent in the rest of Asia. In Europe, volume decreased 2 percent on a reported basis and was down about 5 percent excluding acquisitions. In Latin America, volume increased eight-tenths of a percent. Volume in Canada decreased 3.1 percent. Currency reduced international sales by 5.2 percent, driven by negative translation of 8.5 percent in the Asia Pacific area and 11.1 percent in Latin America. Translation impacts in Europe were minimal.

The third quarter of 2001 includes additional restructuring charges of $69 million, principally related to accelerated depreciation charges and employee separation costs under the company's previously announced restructuring plan. These charges have been classified as a component of cost of sales ($47 million); selling, general and administrative expenses ($16 million); and research, development and related expenses ($6 million). Of the total third quarter charge, $39 million related to accelerated depreciation (incremental charges resulting from shortened depreciable lives, primarily related to downsizing or consolidating manufacturing operations), $27 million related to employee severance and benefits and $3 million related to other exit activities. Additional information concerning the 2001 non-recurring items is provided in the Notes to Consolidated Financial Statements and elsewhere herein.

The third quarter of 2000 includes non-recurring costs of $118 million (recorded in cost of sales) primarily related to the company's decision to phase out its perfluorooctanyl chemistry. These costs included asset impairment charges, accelerated depreciation, and other incremental costs directly related to this phase out. Other operating income in the third quarter of 2000 includes non-recurring gains of $119 million related to asset dispositions, principally the sale of available-for-sale equity securities.

Supplemental Unaudited Consolidated Statement of Income Information
(Dollars in millions, except per-share amounts)
                      Three months ended           Three months ended
                      September 30, 2001           September 30, 2000
                 ----------------------------  ----------------------------
                 Excluding                     Excluding
                      non-      Non-                non-      Non-
                 recurring recurring Reported  recurring recurring Reported
                     items     items    total      items     items    total
                 ---------  -------  --------  ---------  --------  -------
Net sales           $3,967   $  --    $3,967     $4,270    $  --    $4,270
Cost of sales        2,109      47     2,156      2,177      118     2,295
Selling, general and
  administrative
  expenses             914      16       930      1,000       --     1,000
Research, develop-
  ment and related
  expenses             255       6       261        275       --       275
Other expense (income)  --      --        --         --     (119)     (119)
Operating
  income (loss)      $ 689   $ (69)    $ 620      $ 818        1    $  819
Other (income)
  and expense, net      21      --        21         25       --        25
Income (loss) before
 income taxes and
 minority interest   $ 668   $ (69)    $ 599      $ 793        1    $  794
Provision (benefit)
 for income taxes      220     (25)      195        273        1       274
Effective tax rate    32.9%   35.9%     32.5%      34.4%              34.5%
Minority interest       11      (1)       10         21       --        21
Net income (loss)    $ 437   $ (43)    $ 394      $ 499       --    $  499
 Per share-diluted   $1.10   $(.11)    $ .99      $1.25       --    $ 1.25

The following discussion excludes the impact of non-recurring items in all periods.

Cost of sales was 53.2 percent of sales, up 2.2 percentage points from the same quarter last year. Gross margins were negatively impacted by slowing worldwide market demand and negative currency impacts, partially offset by good indirect cost control in our factories and slightly lower raw material costs. Cost of sales includes manufacturing, engineering, and freight costs.

Selling, general and administrative (SG&A) expenses were 23.0 percent of sales, down four-tenths of a percentage point from the third quarter of 2000, benefiting from aggressive indirect cost control. SG&A expenses were $86 million lower than in the third quarter of 2000, a reduction of almost 9 percent, and $40 million lower versus last quarter, a reduction of about 4 percent.

Operating income was 17.4 percent of sales, compared with 19.2 percent in the third quarter last year. Worldwide operating income was impacted by continued difficult worldwide economic conditions and by the strong U.S. dollar, partially offset by aggressive control of expenses. The company faced accelerating economic weakness internationally, while the U.S. economy remained soft. Operating income margins by area in the third quarter of 2001 were 15.3 percent in the United States; 13.8 percent in Europe; 25.4 percent in Asia Pacific; and 23.8 percent on a combined basis in Latin America, Africa and Canada.

Third-quarter interest expense of $27 million was $2 million lower than in the same quarter last year. Higher average debt levels were more than offset by lower interest rates. Investment and other income was $6 million, compared with $4 million in the same quarter last year, reflecting higher interest income due to larger cash balances.

The worldwide effective income tax rate for the quarter was 32.9 percent, down from 34.4 percent in the third quarter last year and 34.5 percent for total year 2000. 3M's tax rate benefited from lower overall international tax rates and the impact of recurring tax credits on lower than expected profit levels.

Minority interest in the quarter was $11 million, compared with $21 million in the third quarter of 2000. The decrease was primarily due to lower profits reported by Sumitomo 3M Limited, the company's 50 percent-owned subsidiary in Japan.

Net income for the third quarter of 2001 totaled $437 million, or $1.10 per diluted share, compared with $499 million, or $1.25 per diluted share, in the third quarter of 2000. The company estimates that changes in the value of the U.S. dollar decreased earnings for the quarter by about 6 cents per share compared with the third quarter of 2000. This estimate includes the effect of translating profits from local currencies into U.S. dollars; the impact of currency fluctuations on the transfer of goods between 3M operations in the United States and abroad; and transaction gains and losses, including derivative instruments designed to reduce exchange rate risks.

First Nine Months
-----------------
Worldwide sales for the first nine months totaled $12.216 billion, down 3 percent from the same period last year. Volume increased six-tenths of a percent from the same period last year on a reported basis and was down about 2.3 percent excluding acquisitions. Selling prices were up two-tenths of a percent, versus a decline of about 1.5 percent for total year 2000. Currency, driven by a stronger U.S dollar, reduced worldwide sales by 3.8 percent.

In the United States, sales totaled $5.733 billion, with sales down 3.6 percent on a reported basis and down 5.8 percent excluding acquisitions, impacted by the effects of the weak economy.

Internationally, sales totaled $6.483 billion, down 2.4 percent versus the same period last year. Volume increased 5 percent on a reported basis and
increased about 1.5 percent excluding acquisitions.   In the Asia Pacific
area, volume increased 4.8 percent, with volume up 4.1 percent in Japan and
5.8 percent in the rest of Asia. In Europe, volume increased 5.6 percent on a reported basis and declined about one-half of a percent excluding acquisitions. In Latin America, volume increased 3.9 percent. Volume increased 3.5 percent in Canada. Currency reduced international sales by
7.2 percent, driven by negative translation of 10.1 percent in the Asia Pacific area, 4.4 percent in Europe and 8.7 percent in Latin America.

The first nine months of 2001 includes non-recurring costs of $489 million principally related to the company's previously announced restructuring plan (primarily employee separation costs and accelerated depreciation charges), and acquisition-related costs (primarily related to acquisitions of inventory that must be recorded at fair market value instead of manufactured cost and the subsequent sale of these acquired inventories). These non-recurring costs are included in cost of sales ($211 million); selling, general and administrative expenses ($258 million); and in research, development and related expenses ($20 million).

The first nine months of 2000 includes non-recurring costs of $118 million (recorded in cost of sales) primarily related to the company's decision to phase out its perfluorooctanyl chemistry. These costs included asset impairment charges, accelerated depreciation, and other incremental costs directly related to this phase out. Other operating income in the first nine months of 2000 includes non-recurring gains of $169 million. These gains include $119 million relating to asset dispositions, principally the sale of available-for-sale equity securities, and also reflect a pre-tax benefit of $50 million associated with the termination of a product marketing and distribution agreement in the health care segment.

Supplemental Unaudited Consolidated Statement of Income Information
(Dollars in millions, except per-share amounts)
                      Nine months ended             Nine months ended
                      September 30, 2001            September 30, 2000
                 ----------------------------  ----------------------------
                 Excluding                    Excluding
                      non-      Non-               non-      Non-
                 recurring recurring Reported recurring recurring  Reported
                     items     items    total     items     items     total
                 ---------  -------  --------  --------  --------  --------
Net sales          $12,216   $  --   $12,216   $12,588     $  --   $12,588
Cost of sales        6,407     211     6,618     6,449       118     6,567
Selling, general and
  administrative
  expenses           2,827     258     3,085     2,954        --     2,954
Research, develop-
  ment and related
  expenses             802      20       822       825        --       825
Other expense (income)  --      --        --        --      (169)     (169)
Operating
  income (loss)    $ 2,180   $(489)  $ 1,691   $ 2,360     $  51   $ 2,411
Other (income)
  and expense, net      71      --        71        65        --        65
Income (loss) before
 income taxes and
 minority interest $ 2,109   $(489)  $ 1,620   $ 2,295     $  51   $ 2,346
Provision (benefit)
 for income taxes      702    (175)      527       801        20       821
Effective tax rate    33.3%   35.7%     32.5%     34.9%     39.7%     35.0%
Minority interest       52      (8)       44        69        --        69
Net income (loss)  $ 1,355   $(306)  $ 1,049   $ 1,425     $  31   $ 1,456
 Per share-diluted $  3.38   $(.76)  $  2.62   $  3.56     $ .08   $  3.64

The following discussion excludes the impact of non-recurring items.

Cost of sales was 52.5 percent of sales, up 1.3 percentage points from the same period last year. Gross margins were negatively impacted by soft U.S. market demand, slowing economic growth internationally, slightly higher energy and raw material costs, and negative currency impacts, partially offset by good indirect cost control in our factories. Cost of sales includes manufacturing, engineering, and freight costs.

Selling, general and administrative (SG&A) expenses were 23.1 percent of sales, down four-tenths of a percentage point from the same period last year, benefiting from aggressive cost-control actions. SG&A expenses decreased by $127 million compared with the same period last year. SG&A also includes amortization of intangibles, which has been increasing due to recent 3M acquisitions.

Goodwill amortization, after tax, is expected to total about 10 to 12 cents per diluted share for the year 2001. The Financial Accounting Standards Board (FASB) recently issued Statement No. 142, "Goodwill and Other Intangible Assets," which will be adopted by the company effective

January 1, 2002. Goodwill and intangible assets acquired after June 30, 2001, are subject immediately to the nonamortization and amortization provisions of this statement, while existing goodwill will no longer be amortized beginning January 1, 2002. Goodwill will be subject to an impairment test at least annually. Additional information regarding recent accounting pronouncements of the FASB, including Statement No. 142, is included in the Notes to Consolidated Financial Statements.

Operating income was 17.8 percent of sales, compared with 18.7 percent in the same period last year. Worldwide operating income benefited from the company's aggressive actions to reduce expenses, but was negatively affected by soft U.S. market demand, slowing international economic growth, slightly higher energy and raw material costs, and negative currency impacts.

The first nine months interest expense of $98 million was $17 million higher than in the same period last year, reflecting higher average debt levels. Investment and other income was $27 million, compared with $16 million in the first nine months last year, reflecting higher interest income due to larger cash balances.

The worldwide effective income tax rate for the first nine months was 33.3 percent, down from 34.9 percent in the first nine months last year and 34.5 percent for total year 2000. 3M's tax rate benefited from lower overall international tax rates and the impact of recurring tax credits on lower than expected profit levels.

Minority interest was $52 million, compared with $69 million in the first nine months of 2000. The decrease is primarily due to lower profits reported by Sumitomo 3M Limited, the company's 50 percent-owned subsidiary in Japan.

Net income for the first nine months of 2001 totaled $1.355 billion, or $3.38 per diluted share, compared with $1.425 billion, or $3.56 per diluted share, in the first nine months of 2000. The company estimates that changes in the value of the U.S. dollar decreased earnings for the first nine months of 2001 by about 20 cents per share compared with the first nine months of 2000. This estimate includes the effect of translating profits from local currencies into U.S. dollars; the impact of currency fluctuations on the transfer of goods between 3M operations in the United States and abroad; and transaction gains and losses, including derivative instruments designed to reduce exchange rate risks.

PERFORMANCE BY BUSINESS SEGMENT
Following is a discussion of the global operating results of the company's six business segments in the third quarter and first nine months of 2001. With the exception of Health Care, most of 3M's business segments were impacted by the global economic slowing during the second and third quarters of 2001. In addition, U.S. dollar strength continued to negatively impact results.

In the Industrial Markets segment, volume declined 10.5 percent in the third quarter and 6.5 percent for the first nine months of 2001, reflecting ongoing weakness in most manufacturing sectors of the economy. End-markets such as electronics, transportation and furniture weakened further in the third quarter of 2001. Operating income margins declined, reflecting the impact of lower volumes.

In the Transportation, Graphics and Safety segment, including acquisitions, volume grew 5 percent in the third quarter of 2001 and 7 percent for the first nine months of 2001. In the third quarter and first nine months of 2001, occupational health and environmental business led growth, boosted by a significant increase in sales of protective respirators in the third quarter. Safety and security systems and traffic control materials also showed volume increases in the third quarter and first nine months. Acquisitions in the optical films area added about 3 percentage points of growth in the third quarter and about 4 percentage points of growth for the first nine months. Operating income margins were down due to soft overall sales and due to lower margins in recently acquired businesses.

In the Health Care segment, including acquisitions, volume grew about 10 percent in the third quarter and first nine months of 2001. In the third quarter and first nine months of 2001, growth was led by pharmaceuticals, dental and orthodontic products, and medical products. 3M's dental joint venture with ESPE, which closed in the first quarter of 2001, added about 5 percentage points of growth in both the third quarter and first nine months of 2001. 3M's Health care profits, excluding a $50 million pre-tax benefit in 2000 and $10 million of one-time acquisition costs in 2001, were up 19.5 percent for the first nine months of 2001 compared with the same period last year.

In September, the pharmaceutical division signed an agreement with Eli Lilly and Company to collaborate on resiquimod, a potential breakthrough treatment for genital herpes. Resiquimod is currently in Phase 3 clinical trials, and moving toward an anticipated 2004 submission date to the FDA. 3M expects to receive $100 million in the fourth quarter of 2001 from Eli Lilly in consideration for research and development effort. The majority of the $100 million is expected to be recognized as revenue in 2002 through 2004, as the majority of the future research and development is expected to be performed during this period.

In the Consumer and Office segment, volume decreased about 9 percent in the third quarter and decreased about 2.5 percent for the first nine months of 2001. In the third quarter and first nine months of 2001, this segment saw excellent growth in the home improvement area, but overall segment growth was held back by softness in most other areas. Operating income margins were up about 1 percentage point for the first nine months of 2001.

In the Electro and Communications segment, including acquisitions, volume declined about 17.5 percent in the third quarter of 2001 and was flat for the first nine months of 2001. This market experienced continued slowing in electronics manufacturing, semiconductor manufacturing and electronic products. The Telecom Access Products division, which sells a variety of products that boost performance of existing copper lines, saw good growth in the first six months of 2001, but sales declined in the third quarter. Operating margins of the segment were negatively impacted by slowing sales, acquisition impacts and a less favorable product mix.

In the Specialty Material Markets segment, volume declined about 17 percent in the third quarter and about 12 percent in the first nine months of 2001, impacted by the product line phase out of perfluorooctanyl chemistry production announced in May 2000. Excluding the impact of this phase out, it is estimated that volumes declined about 4 percent in the third quarter of 2001.

FINANCIAL CONDITION AND LIQUIDITY
The company's financial condition and liquidity remain strong. Working capital (defined as current assets minus current liabilities) totaled $1.550 billion at September 30, 2001, down $75 million from year-end 2000. The accounts receivable average days' sales outstanding was 59 days, down from 60 days at year-end. The company's inventory index was 3.3 months, down from 3.4 months at year-end. 3M's current ratio was 1.3, the same as year-end.

Total debt increased $176 million from year-end 2000. As of September 30, 2001, total debt was 33 percent of total capital, up from 30 percent at year-end. The company's strong credit rating provides ready and ample access to funds in global capital markets. At September 30, 2001, the company had available short-term lines of credit totaling about $734 million.

Net cash provided by operating activities totaled $2.260 billion in the first nine months of the year, up $492 million from the same period last year. Lower net income was more than offset by reduced investments in working capital. The current portion of the restructuring liability will be funded through cash provided by operations. It is estimated that restructuring related cash outflows could total $100 million per quarter over the next several quarters. As discussed in the "Performance by Business Segment" section of this 10-Q, 3M expects to receive $100 million from Eli Lilly and Company in the fourth quarter of 2001 relating to a pharmaceutical agreement.

Most of the company's implant liabilities have been paid; accordingly, receipt of related insurance recoveries will increase future cash flows. For a more detailed discussion, refer to Part II, Item 1, Legal
Proceedings, of this Quarterly Report on Form 10-Q.

Cash used in investing activities totaled $906 million in the first nine months of the year, compared with $884 million in the same period last year. Capital expenditures for the first nine months of 2001 were $766 million, an increase of $15 million from the same period last year. Cash used for acquisitions of businesses totaled $208 million in the first nine months of 2001, reflecting three notable business combinations. 3M acquired MicroTouch Systems Inc., a touch screen manufacturer, for $158 million in cash, net of cash acquired. 3M also acquired Robinson Nugent, a telecommunications supplier, in exchange for 1,124,135 shares of 3M common stock. 3M also combined its German dental business (3M Inter-Unitek GmbH, an existing 3M subsidiary) with ESPE Dental AG, a dental products manufacturer. 3M Inter-Unitek GmbH acquired 100 percent of the outstanding shares of ESPE Dental AG in exchange for 43 percent ownership in 3M Inter-Unitek and $25 million, net of cash acquired. In the first nine months of 2000, 3M acquired a majority of Quante AG and several smaller businesses for a total purchase price of $307 million in cash plus 128,994 shares of 3M common stock. In the third quarter of 2000, the company sold an available-for-sale equity security with net cash proceeds of $93 million.

Financing activities in the first nine months of 2001 for both short-term and long-term debt included net cash inflows of $283 million, compared with net cash inflows of $205 million in the same period last year. The decrease in net short-term debt of $26 million includes the portion of short-term debt with original maturities of 3 months or less. Repayment of other short-term and long-term debt of $989 million includes $552 million of commercial paper having original maturities greater than 3 months. Proceeds from other short-term and long-term debt of $1.298 billion include $788 million of commercial paper having original maturities greater than 3 months.

Treasury stock repurchases for the first nine months of 2001 were $1.112 billion, compared with $675 million in the same period last year. The company repurchased about 10.1 million shares of common stock in the first nine months of 2001, compared with about 7.6 million shares in the same period last year. In November 2000, the Board of Directors authorized the repurchase of up to 10 million shares of 3M common stock through December 31, 2001. In September 2001, the Board of Directors authorized the repurchase of an additional 3 million shares in 2001, increasing the total authorization for the year to 13 million shares. As of September 30, 2001,
2.9 million shares remained authorized for repurchase. Stock repurchases are made to support the company's stock-based compensation plans, its employee stock purchase plans and for other corporate purposes.

Cash dividends paid to shareholders totaled $713 million in the first nine months of this year, compared with $689 million in the same period last year. In February 2001, the quarterly dividend was increased to 60 cents per share.

FUTURE OUTLOOK
During the first half of 2001, the company developed and announced a restructuring plan that will consolidate certain operations and streamline the organization to increase speed and productivity. In June 2001, the company completed the identification of all significant actions to be taken and obtained final approvals from the appropriate level of management. Relating principally to these actions, the company recorded a pre-tax charge of $397 million in the second quarter of 2001, and $69 million in the third quarter of 2001. This charge is discussed in the Notes to Consolidated Financial Statements.

The company expects to terminate approximately 5,000 employees by June 30, 2002, in connection with its restructuring plan. About half of the employment reductions will occur in the United States, 40 percent in Europe, and the balance in other international areas. All business segments will be impacted directly and also indirectly through reduced allocations of corporate staff service costs. The impact of the total restructuring, including the allocated portion of restructured staff services, is estimated by segment as follows: Industrial, 35 percent; Electro and Communications, 20 percent; Transportation, Graphics and Safety, 20 percent; Health Care, 10 percent; Consumer and Office, 10 percent; and

Specialty Material, 5 percent. These estimates are provided only as a frame of reference as to the order of magnitude by segment.

Over the next few quarters, 3M expects to take additional charges related to consolidating or downsizing certain manufacturing operations, additional employee severance and benefit costs, and other incremental restructuring-related exit costs. This will bring total pre-tax charges to about $600 million (including the $466 million charge taken in the second and third quarters of 2001). 3M expects to save approximately $300 million from this restructuring plan on an annualized basis, about $75 million of which will impact second half 2001 results, with the benefit weighted more heavily towards the fourth quarter. The vast majority of the savings will be reduced employee costs. The 2001 savings will be most prominent in SG&A, with cost of sales benefits later in 2001 and into 2002. Numerous factors may create offsets to these savings, such as the potential for continued weakness in sales volumes, normal increases in compensation and benefits, and other inflationary pressures. The company has not discontinued any major product lines as a result of this restructuring.

Selected information relating to the restructuring charges follows.

                             Employee
                            Severance
                                  and    Accelerated
(Millions)                   Benefits   Depreciation    Other    Total
                             --------   ------------   ------   ------
2001 charge
    Second quarter               $386            $--      $11     $397
    Third quarter                  27             39        3       69
                                 ----           ----     ----     ----
      Total charges              $413            $39      $14     $466

Non-cash                           --            (39)      (3)     (42)

Cash payments                     (97)                     --      (97)
                                 -----                   -----    -----
Total liability as of
  September 30, 2001             $316                      11     $327

Long-term portion of liability    (78)                     --      (78)
                                 -----                   -----    -----
Current liability as of
  September 30, 2001             $238                     $11     $249
                                 =====                   =====    =====

Looking ahead, predicting the direction and trajectory of the worldwide economy and its corresponding impact on 3M's businesses will remain a challenge.

Slower growth outside the United States and the persistently strong U.S. dollar will continue to impact results in the fourth quarter of 2001. At this juncture, the company expects that earnings for the fourth quarter of 2001 will be in the range of $.95 to $1.05 per share, excluding non-recurring items. The high end of this range assumes volume declines of around 3 percent, while the low end assumes reductions closer to 7 percent. In either scenario, 3M expects to carry forward the positive cost control momentum that it has built in the first nine months of 2001. Both scenarios assume that exchange rates will remain at September 30, 2001 levels. The company earned $1.12 per share in the fourth quarter of 2000, excluding non-recurring items.

The company estimates, based on currency rates as of September 30, 2001, that currency would reduce earnings for the fourth quarter of 2001 by 3 to 4 cents per share.

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

Raw material costs were down an estimated one-half percent in the third quarter of 2001, and 3M expects continuing improvement into the fourth quarter of 2001 and into 2002 due both to falling prices for many key feedstocks and to 3M's continued global sourcing and cost-reduction efforts. For the fourth quarter of 2001, raw material costs are expected to be down 3 to 4 percent. The company expects a tax rate in the 33 percent range for the fourth quarter of 2001. Capital expenditures are expected to total $1 billion or less for total year 2001.

3M's longer-term prospects remain bright. The company is on track in implementing several initiatives (Six Sigma, Global Sourcing Effectiveness, 3M Acceleration, Indirect Costs Reduction, e-Productivity) that will strengthen 3M and enhance its competitiveness. In addition, through the current restructuring plan, 3M is making structural adjustments that will help ensure consistent future earnings performance.

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

      Minnesota Mining and Manufacturing Company and Subsidiaries
                      PART II.  Other Information

Item 1.  Legal Proceedings

General
---------
The company and some of its subsidiaries are named as defendants in a number of actions, governmental proceedings and claims, including environmental proceedings and products liability claims involving products now or formerly manufactured and sold by the company. In some actions, the claimants seek damages as well as other relief, which, if granted, would require substantial expenditures. The company has recorded liabilities, which represent reasonable estimates of its probable liabilities for these matters. The company also has recorded receivables for the probable amount of insurance recoverable with respect to these matters.

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

While the company believes that the ultimate outcome of all of these proceedings and claims, individually and in the aggregate, will not have a material adverse effect on its consolidated financial position, results of operations, or cash flows, there can be no certainty that the company may not ultimately incur charges, whether for governmental proceedings and claims, products liability claims, or other actions, in excess of presently recorded liabilities.

While the company believes that a material adverse impact on its consolidated financial position, results of operations, or cash flows from any such future charges is unlikely, given the inherent uncertainty of litigation, a remote possibility exists that a future adverse ruling or development could result in future charges that could have a material adverse impact on the company. The current estimate of the potential impact on the company's consolidated financial position, results of operations and cash flows for the above legal proceedings could change in the future.

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

As of September 30, 2001, the company is named as a defendant, often with multiple co-defendants, in 373 lawsuits and 12 claims in various courts, all seeking damages for personal injuries from allegedly defective breast implants. These lawsuits and claims purport to represent 1,078 individual claimants.

3M has confirmed that approximately 23 of the 1,078 claimants have opted out of the revised class action settlement program approved by the United States District Court for the Northern District of Alabama (the "Revised Settlement Program") and have 3M implants. Most of the claimants in these confirmed cases have alleged an unspecified amount of damages above the jurisdictional limit of the courts in which the cases were filed. The company does not consider its remaining probable liability for these confirmed cases to be material.

The company believes that most of the remaining 1,078 claimants will be dismissed either because the claimants did not have 3M implants or the claimants accepted benefits under the Revised Settlement Program. Most of these claimants have filed lawsuits that either do not allege a specific amount of damages or allege an unspecified amount of damages above the jurisdictional limit of the court. The rest of these claimants allege damages, including both actual and punitive damages, aggregating approximately $100 million in their lawsuits. Approximately 150 claimants have filed lawsuits in state and federal courts in New York alleging damages in excess of $20 million each. 3M expects that virtually all of these New York cases will be dismissed without payment for the reasons stated above. The company continues to work to clarify the status of these lawsuits and claims.

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

The court's rulings in post verdict motions are considered to be generally favorable to the company. The court awarded the company prejudgment interest on amounts owing by insurers including reasonable attorney fees. However, the court has yet to determine the amount of attorneys' fees recoverable by the company. The court has indicated a formula to be used for this calculation that would result in the company being reimbursed for less than all of its fees. Exact amounts cannot yet be determined. The court filed the judgment on April 16, 2001 and entered judgment on May 16, 2001, thus concluding this matter in the trial court. The company and several insurers appealed the judgment to the Minnesota Court of Appeals. The company has also initiated an arbitration proceeding in London, England to recover insurance coverage for breast implant liability and costs from claims made insurance carriers. The company expects this proceeding to take 12-18 months.

As of September 30, 2001, the company had receivables for insurance recoveries related to the breast implant matter of $461 million, representing settled but yet to be received amounts ($160 million) as well as amounts contested by the insurance carriers ($301 million). During the third quarter of 2001, the company received payments of $23.8 million from its occurrence carriers. Various factors could affect the timing and amount of proceeds to be received under the company's various insurance policies, including (i) the timing of payments made in settlement of claims; (ii) the outcome of occurrence insurance litigation in the courts of Minnesota (as discussed above) and Texas; (iii) potential arbitration with claims-made insurers; (iv) delays in payment by insurers; and (v) the extent to which insurers may become insolvent in the future. There can be no absolute assurance that the company will collect all amounts recorded as being probable of recovery from its insurers.

While the company believes that the ultimate outcome of these proceedings and claims, individually and in the aggregate, will not have a material adverse effect on its consolidated financial position, results of operations, or cash flows, there can be no certainty that the company may not ultimately incur charges for breast implant claims in excess of presently recorded liabilities.

While the company believes that a material adverse impact on its consolidated financial position, results of operations, or cash flows from any such future charges is unlikely, given the inherent uncertainty of litigation, a remote possibility exists that future adverse rulings or developments could result in future charges that could have a material adverse impact on the company. The current estimate of the potential impact on the company's consolidated financial position, results of operations and cash flows for breast implant litigation could change in the future.

Respirator/Mask/Asbestos Litigation
-----------------------------------
During October 2001, the company defended a case in the Circuit Court of Holmes County, Mississippi, against plaintiffs claiming that a 3M respirator and mask did not protect them against contracting claimed asbestos-related diseases allegedly caused by exposure to products containing asbestos manufactured by other defendants. The case against the company initially involved six plaintiffs whose claims were consolidated for trial. The court dismissed one plaintiff's case just before trial, and a second plaintiff abandoned his case before it was submitted to the jury. On October 26, the jury returned a verdict against all defendants in favor of the plaintiffs, four of whom had claims against the company. The jury awarded the plaintiffs $25,000,000 each in compensatory damages. Based on the jury's findings of percentage of fault attributable to each defendant, the company's share of the total verdict is $22,500,000. The company can provide no assurance at this time about the ability of any co-defendant to pay its share of any ultimate judgment or whether a co-defendant's inability to pay will cause reallocating liability for damages among the remaining solvent defendants under state law. Judgment has not yet been entered. The company will vigorously challenge the verdict in post-trial motions, is planning to appeal if necessary, and believes that the verdict ultimately will be overturned. A substantial portion of the verdict is covered by the company's product liability insurance.

For more than twenty years, the company has successfully defended and resolved approximately 200,000 claims and lawsuits similar to the ones brought in Holmes County. The company's vigorous defense of these claims and lawsuits has resulted in jury verdicts for the company in the only other two cases that have been tried by the company; frequent dismissals of lawsuits without any payment by the company; and average settlement values of less than $1,000 for the claims and lawsuits that the company has resolved. The two cases mentioned above involved allegations indistinguishable from those tried in the Holmes County case. In many of these lawsuits and claims the company is a named defendant, with multiple co-defendants, in circumstances where no product the company manufactured is involved or the products identified by the plaintiffs are ultimately determined not to have been manufactured by the company. As noted above, many of these lawsuits and claims have been dismissed without payment. As of September 30, 2001, the company is a named defendant, with multiple co-defendants, in approximately 20,000 lawsuits and claims in various courts. These lawsuits and claims purport to represent approximately 85,000 individual claimants. Many of these current claimants have not identified specific products manufactured by the company.

Based on the company's experience, the vast majority of these lawsuits and claims involve use of the company's masks and respirators and seek damages from the company and other defendants for alleged personal injury from occupational exposure to asbestos or, less frequently, silica in products manufactured by other defendants. The rest of these cases allege personal injury from occupational exposure to asbestos from generally unspecified products claimed to have been manufactured by the company or other defendants and from certain specified specialty products containing asbestos manufactured by the company and other defendants many years ago. Based on the company's experience in defending and resolving these lawsuits and claims to date and the substantial product liability insurance provided by the company's insurers, the company believes these lawsuits and claims will not have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

As of September 30, 2001, the company had estimated accrued liabilities of approximately $122 million for these claims and receivables for expected insurance recoveries of approximately $184 million. The difference between the accrued liability and insurance receivable principally represents the time delay between payment of claims and receipt of insurance reimbursement.

While the company believes that the ultimate outcome of these proceedings and claims, individually and in the aggregate, will not have a material adverse effect on its consolidated financial position, results of operations, or cash flows, there can be no certainty that the company may not ultimately incur charges for this litigation in excess of presently recorded liabilities.

While the company believes that a material adverse impact on its consolidated financial position, results of operations, or cash flows from any such future charges is unlikely, given the inherent uncertainty of litigation, a remote possibility exists that future adverse rulings or developments could result in future charges that could have a material adverse impact on the company. The current estimate of the potential impact on the company's consolidated financial position, results of operations and cash flows for this litigation could change in the future.

Environmental Matters
----------------------
The company's operations are subject to environmental laws and regulations enforceable by foreign, federal, state, and local authorities and private parties in the United States and abroad, including those pertaining to air emissions, wastewater discharges, toxic substances, and the handling and disposal of solid and hazardous wastes. These laws and regulations provide under certain circumstances for the remediation of contamination, as well as personal injury and property damage claims. The company has incurred, and will continue to incur, costs and capital expenditures in complying with these laws and regulations, defending potential personal injury and property damage claims, and modifying its business operations in light of its environmental responsibilities. In its effort to carry out its environmental responsibilities and comply with environmental laws and regulations, the company has established, and periodically updates, policies relating to environmental standards of performance for its operations worldwide.

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

While the company believes that the ultimate outcome of these environmental matters, individually and in the aggregate, will not have a material adverse effect on the consolidated financial position, results of operations, or cash flows of the company, there can be no certainty that the company may not ultimately incur charges for capital expenditures, litigation and other costs in excess of presently recorded liabilities.

While the company believes that a material adverse impact on its consolidated financial position, results of operations, or cash flows from any such future charges is unlikely, given the inherent uncertainty of environmental matters or were an unfavorable development to occur (discussed above), a remote possibility exists that future adverse rulings or developments could result in future charges that could have a material adverse impact on the company. The current estimate of the potential impact on the company's consolidated financial position, results of operations and cash flows for the above environmental matters could change in the future.

Item 6.  Exhibits and Reports on Form 8-K

      (a) The following documents are filed as exhibits to this Report.

          (12) A statement setting forth the calculation of the ratio of earnings to fixed charges. Page 38.

          (15) A letter from the company's independent auditors regarding unaudited interim consolidated financial statements. Page 39.

Reports on Form 8-K:

3M filed one Form 8-K for the quarter ended September 30, 2001.

The Form 8-K dated September 17, 2001, provided the opinion and consent of general counsel in connection with the offering of certain debt securities due in the year 2004.

None of the other item requirements of Part II of Form 10-Q are applicable to the company for the quarter ended September 30, 2001.

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



Date:       November 13, 2001
      ------------------------------

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