Form 10-K405
period 2001-12-31
MINNESOTA MINING & MANUFACTURING CO
filed 2002-03-11
CIK 66740

                                 UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549
                                    FORM 10-K

          [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                       For the year ended December 31, 2001

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

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     The aggregate market value of voting stock held by nonaffiliates of the registrant, based on the closing price of $111.00 per share as reported on the New York Stock Exchange-Composite Index on January 31, 2002, was $43.3 billion.

     Shares of common stock outstanding at January 31, 2002:  390,162,665.

                      DOCUMENTS INCORPORATED BY REFERENCE
     Parts of the company's definitive proxy statement for its annual meeting to be held on May 14, 2002, are incorporated by reference in this Form 10-K in response to Part III, Items 10, 11, 12 and 13.

                        This document contains 76 pages.
                   The exhibit index is set forth on page 65.

                   MINNESOTA MINING AND MANUFACTURING COMPANY
                                  FORM 10-K
                      For the Year Ended December 31, 2001
                                   PART I

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

At December 31, 2001, the company employed 71,669 people.

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

Industrial Markets: Industrial products include a wide variety of coated and nonwoven abrasives, adhesives, pressure-sensitive tapes, and specialty products. Industry-specialized organizations include distribution and key account management, converter channels, automotive aftermarkets, commercial vehicles, electronics, aerospace, marine and recreational vehicles.

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

In transportation safety, 3M provides reflective sheetings used on highway signs, vehicle license plates, construction workzone devices, trucks and other vehicles. Major commercial graphic products include equipment, films, inks and related products used to produce graphics for vehicles and signs. The company also sells maintenance-free and reusable respirators. Major automotive products include body side-molding and trim; functional and decorative graphics; corrosion-resistant and abrasion-resistant films; tapes for attaching nameplates, trim and moldings; and fasteners for attaching interior panels and carpeting. Safety and security products include reflective materials that are widely used on apparel, footwear and accessories, enhancing visibility in low-light situations. Optical products include brightness enhancement films for electronic displays. Other products include spill-control sorbents, Thinsulate brand and Lite Loft brand insulations, traffic control devices, electronic surveillance products, and films that protect against counterfeiting. In 2000 and early 2001, 3M acquired two touch screen companies, which added product offerings to the Optical Systems business.

Health Care Markets: Major product categories include medical and surgical supplies, infection prevention, microbiology, health information systems, pharmaceuticals, drug delivery systems, dental and orthodontic products, and mechanical and tape closures for disposable diapers.

In medical and surgical, 3M is a supplier of medical tapes, dressings and wound closures. In infection prevention, 3M markets a variety of surgical drapes, masks and preps, as well as sterilization assurance equipment. 3M also provides microbiology products, which make it faster and easier for food processors to test for microbiological quality of food. In health information systems, 3M develops and markets computer software for hospital coding and data classification, as well as related consulting services. The health care segment also provides other medical products, including orthopedic casting materials, electrodes and stethoscopes.

This segment also serves the pharmaceutical and dental markets, as well as manufacturers of disposable diapers. Pharmaceutical products include immune response modifiers, and respiratory and women's health products. Other products include drug-delivery systems, such as metered-dose inhalers, transdermal skin patches and related components. Dental products include restoratives, adhesives, finishing and polishing products, crowns, impression material, preventive sealants, professional tooth whiteners, prophylaxis and orthodontic appliances. Other products include tape closures for disposable diapers, and reclosable fastening systems and other diaper components that help diapers fit better. In early 2001, 3M combined its German dental business with ESPE Dental AG, a leading German supplier of crowns, bridges and other dental products. In the second quarter of 1999, the company sold the assets of its cardiovascular systems business.

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

Electro and Communications Markets: This segment serves the electronics, telecommunications and electrical markets. Major electronic and electrical products include packaging and interconnection devices; insulating materials, including pressure-sensitive tapes and resins; and related items. These products are used extensively by manufacturers of electronic and electrical equipment, as well as in the construction and maintenance segments of the electric utility, telecommunications and other industries. 3M brand Microflex brand Circuits utilize electronic packaging and interconnection technology, providing more connections in less space, and are used in inkjet print cartridges, cell phones and other electronic devices. This segment serves the world's telecommunications companies with a wide array of products for fiber-optic and copper-based telecommunications systems. These include many innovative connecting, closure and splicing systems; maintenance products; and test equipment. In 2000, 3M acquired 91 percent (subsequently increased to 93 percent) of Quante AG, a telecommunications supplier, with annual sales of approximately $350 million. In the fourth quarter of 2000, 3M also acquired the multi-layer integrated circuit packaging line of W.L. Gore and Associates, and in early 2001 completed the acquisition of Robinson Nugent, Inc., a manufacturer of electronic interconnects.

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

In May 2000, 3M announced its intent to substantially phase-out production by the end of 2000 of the perfluorooctanyl chemistry used to produce certain repellents and surfactant products. These include many products previously sold under the Scotchgard brand, such as soil, oil and water repellent products for carpet, upholstery and fabrics; coatings used for oil and grease resistance on paper packaging; fire-fighting foams; and specialty components for other products. The company has introduced alternatives for some applications and industry segments, including carpet protection.

Distribution
3M products are sold through numerous distribution channels. Products are sold directly to users and through numerous wholesalers, retailers, jobbers, distributors and dealers in a wide variety of trades in many countries around the world. Management believes that the confidence of wholesalers, retailers, jobbers, distributors and dealers in 3M and its products, developed through long association with skilled marketing and sales representatives, has contributed significantly to 3M's position in the marketplace and to its growth. 3M has 211 sales offices worldwide, including nine major branch offices located in principal cities throughout the United States. 3M operates 18 sales offices in the United States. Internationally, 3M has 193 sales offices.

Research, Patents and Raw Materials
Research and product development constitute an important part of 3M's activities. Products resulting from research and development have been a major driver of 3M's growth. Research, development and related expenses totaled $1.084 billion, $1.101 billion and $1.056 billion in 2001, 2000 and 1999, respectively. Research and development, covering basic scientific research and the application of scientific advances to the development of new and improved products and their uses, totaled $745 million, $727 million and $688 million in 2001, 2000 and 1999, respectively. Related expenses primarily include technical support provided by the laboratories for existing products.

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

The company experienced no significant or unusual problems in the purchase of raw materials during 2001. It is impossible to predict future shortages of raw materials or the impact any such shortages would have.

Executive Officers
Following is a list of the executive officers of 3M, their ages, present positions, the years elected to their present positions and other positions held during the past five years. No family relationships exist among any of the executive officers named, nor is there any arrangement or understanding pursuant to which any person was selected as an officer.

                                                 Year Elected
                                                   to Present
Name                  Age  Present Position          Position  Other Positions Held During 1997-2002
W. James McNerney, Jr. 52  Chairman of the Board         2001  President and CEO, General Electric
                           and Chief Executive Officer          Aircraft Engines, Cincinnati, Ohio,
                                                                1997-2000
                                                               President and CEO, General Electric
                                                                Lighting, Cleveland, Ohio, 1995-1997

Ronald R. Belschner    62  Vice President,               2000  Division Vice President, Industrial
                           Engineering, Manufacturing           Tape and Specialties Division,
                           and Logistics                        1995-2000

John W. Benson         57  Executive Vice President,     1998  Group Vice President, Industrial
                           Health Care Markets                  Markets Group, 1996-1997

Robert J. Burgstahler  57  Senior Vice President,        2002  Vice President, Finance and
                           Business Development and             Administrative Services, 2000-2002
                           Corporate Services                  President and General Manager
                                                                3M Canada, 1998-2000
                                                               Staff Vice President, Taxes, 1995-1998

Patrick D. Campbell    49  Senior Vice President         2002  Vice President, Finance, General
                           and Chief Financial                  Motors Europe, Zurich, Switzerland,
                           Officer                              2001-2002
                                                               Executive Director, Investor Relations
                                                                and Worldwide Benchmarking, General
                                                                Motors, Detroit, Michigan,
                                                                2000-2001
                                                               Chief Financial Officer, General
                                                                Motors International, Zurich,
                                                                Switzerland, 1994-1999





                                                 Year Elected
                                                   to Present
Name                  Age  Present Position          Position   Other Positions Held During 1997-2002
Joseph A. Giordano     53  Executive Vice President,     2002   Vice President, Europe and Middle
                           International Operations              East, 2001
                                                                Vice President, Asia Pacific,
                                                                 1999-2001
                                                                Regional Vice President, South and
                                                                 Southeast Asia, 1999
                                                                Division Vice President, Electronic
                                                                 Products Division, 1995-1998

M. Kay Grenz           55  Vice President,               1998   Staff Vice President, Human Resources
                           Human Resources                       Consulting and Resource Services,
                                                                 1996-1998

Paul F. Guehler        63  Vice President,               2000   Vice President, Corporate Enterprise
                           Research and Development              Development and Optical Technologies,
                                                                 1999-2000
                                                                Optical Markets and Technologies Vice
                                                                 President, 1998-1999
                                                                Division Vice President, Safety and
                                                                 Security Systems Division, 1992-1998

Moe S. Nozari          59  Executive Vice President,     1999   Group Vice President, Consumer and
                           Consumer and Office Markets           Office Markets Group, 1996-1999

Frederick J. Palensky  52  Executive Vice President,     2001   Vice President and General Manager
                           Specialty Material Markets            3M ESPE, 2001
                           and Corporate Services               Division Vice President, Dental
                                                                 Products Division, 1997-2001
                                                                Division Vice President, Medical
                                                                 Products Technology Division,
                                                                 1994-1997

David W. Powell        60  Vice President, Marketing     1999   Division Vice President, Stationery
                                                                 and Office Supplies Division,
                                                                 1996-1999

Charles Reich          59  Executive Vice President,     2001   Executive Vice President, Specialty
                           Electro and Communications            Material Markets and Corporate Services,
                           Markets and Corporate                 1999-2001
                           Services                             Group Vice President, Specialty Material
                                                                 Markets Group, 1999
                                                                Group Vice President, Chemical Markets
                                                                 Group, 1998
                                                                Division Vice President, Occupational
                                                                 Health and Environmental Safety
                                                                 Division, 1997-1998
                                                                Division Vice President, Dental Products
                                                                 Division, 1990-1997

John J. Ursu           62  Senior Vice President,        1997
                           Legal Affairs and
                           General Counsel

Ronald A. Weber        60  Executive Vice President,     2000   Division Vice President, Automotive
                           Transportation, Graphics              Division, 1996-2000
                           and Safety Markets

Harold J. Wiens        55  Executive Vice President,     1999   Executive Vice President, Industrial
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


Item 2. Properties.

3M's general offices, corporate research laboratories, and certain division laboratories are located in St. Paul, Minnesota. In the United States, 3M has 18 sales offices in 14 states and operates 59 manufacturing facilities in 22 states. Internationally, 3M has 193 sales offices. The company operates 89 manufacturing and converting facilities in 37 countries outside the United States.

3M owns substantially all of its physical properties. 3M's physical facilities are highly suitable for the purposes for which they were designed. Properties are often used by multiple business segments since 3M is an integrated enterprise characterized by substantial intersegment cooperation with allocations resulting from the shared utilization of assets.

Item 3. Legal Proceedings.

General
The company and some of its subsidiaries are named as defendants in a number of actions, governmental proceedings and claims, including environmental proceedings and products liability claims involving products now or formerly manufactured and sold by the company. In some actions, the claimants seek damages as well as other relief, which, if granted, would require substantial expenditures. The company has recorded liabilities, which represent reasonable estimates of its probable liabilities for these matters. The company also has recorded receivables for the probable amount of insurance recoverable with respect to these matters.

Some of these matters raise difficult and complex factual and legal issues, and are subject to many uncertainties, including, but not limited to, the facts and circumstances of each particular action, the jurisdiction and forum in which each action is proceeding and differences in applicable law.

While the company believes that the ultimate outcome of all of its proceedings and claims, individually and in the aggregate, will not have a material adverse effect on its consolidated financial position, results of operations, or cash flows, there can be no certainty that the company may not ultimately incur charges, whether for breast implant litigation, respirator/mask/asbestos litigation, environmental matters or other actions, in excess of presently recorded liabilities.

The company cannot always definitively determine possible liabilities that exceed recorded amounts related to its legal proceedings and claims. However, the company believes it unlikely, based upon the nature of its legal proceedings and claims and its current knowledge of relevant facts and circumstances, that the possible liabilities exceeding recorded amounts would be material to its consolidated financial position, results of operations or cash flows. With respect to products liability claims, such a conclusion about possible liabilities considers insurance coverage available for such liabilities.

While the company believes that a material adverse impact on its consolidated financial position, results of operations or cash flows from any such future charges is unlikely, given the inherent uncertainty of litigation, a remote possibility exists that a future adverse ruling or unfavorable development could result in future charges that could have a material adverse impact on the company. The current estimates of the potential impact on the company's consolidated financial position, results of operations and cash flows for its legal proceedings and claims could change in the future.

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

As of December 31, 2001, the company is named as a defendant, often with multiple co-defendants, in 302 lawsuits in various courts and 5 claims, all seeking damages for personal injuries from allegedly defective breast implants. These lawsuits and claims purport to represent 899 individual claimants.

3M has confirmed that approximately 19 of the 899 claimants have opted out of the revised class action settlement program approved by the United States District Court for the Northern District of Alabama (the "Revised Settlement Program") and have 3M implants. Most of the claimants in these confirmed cases have alleged an unspecified amount of damages above the jurisdictional limit of the courts in which the cases were filed. The company does not consider its remaining probable liability for these confirmed cases to be material.

The company believes that most of the remaining 880 claimants will be dismissed either because the claimants did not have 3M implants or the claimants accepted benefits under the Revised Settlement Program. Most of these claimants have filed lawsuits that either do not allege a specific amount of damages or allege an unspecified amount of damages above the jurisdictional limit of the court. The rest of these claimants allege damages, including both actual and punitive damages, aggregating approximately $100 million in their lawsuits. Approximately 150 claimants have filed lawsuits in state and federal courts in New York alleging damages in excess of $20 million each. 3M expects that virtually all of these New York cases will be dismissed without payment for the reasons stated above. The company continues to work to clarify the status of these lawsuits and claims.

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

The court's rulings in post verdict motions are considered to be generally favorable to the company. The court awarded the company prejudgment interest on amounts owing by insurers including reasonable attorney fees. However, the court has yet to determine the amount of attorneys' fees recoverable by the company. The court has indicated a formula to be used for this calculation that would result in the company being reimbursed for less than all of its fees. Exact amounts cannot yet be determined. The court filed the judgment on April 16, 2001 and entered judgment on May 16, 2001, thus substantially concluding this matter in the trial court. The company and several insurers appealed the judgment to the Minnesota Court of Appeals. The company has also initiated an arbitration proceeding in London, England to recover insurance coverage for breast implant liability and costs from claims-made insurance carriers. The arbitration hearing is currently scheduled for January 2003.

As of December 31, 2001, the company had receivables for insurance recoveries related to the breast implant matter of $406 million, representing settled but yet to be received amounts ($82 million) as well as amounts contested by the insurance carriers ($324 million). During the fourth quarter of 2001, the company received payments of $80 million from its occurrence carriers. Various factors could affect the timing and amount of proceeds to be received under the company's various insurance policies, including (i) the timing of payments made in settlement of claims; (ii) the outcome of occurrence insurance litigation in the courts of Minnesota (as discussed above); (iii) the outcome of the arbitration with claims-made insurers; (iv) delays in payment by insurers; and (v) the extent to which insurers may become insolvent in the future. There can be no absolute assurance that the company will collect all amounts recorded as being probable of recovery from its insurers.

Respirator/Mask/Asbestos Litigation

During October 2001, the company defended a case in the Circuit Court of Holmes County, Mississippi, against plaintiffs claiming that a 3M respirator and mask did not protect them against contracting claimed asbestos-related diseases allegedly caused by exposure to products containing asbestos which were manufactured by other defendants. The case against the company initially involved six plaintiffs whose claims were consolidated for trial. The court dismissed one plaintiff's case just before trial, and a second plaintiff abandoned his case before it was submitted to the jury. On October 26, the jury returned a verdict against all defendants in favor of the plaintiffs, four of whom had claims against the company. The jury awarded the plaintiffs $25 million each in compensatory damages. The jury denied plaintiffs' request for punitive damages. Based on the jury's findings of percentage of fault attributable to each defendant, the company's share of the total verdict is $22.5 million. The company can provide no assurance at this time about the ability of any co-defendant to pay its share of any ultimate judgment or whether a co-defendant's inability to pay will cause a reallocation of liability for damages among the remaining solvent defendants under state law. Judgment was entered on January 30, 2002. Because the company is vigorously challenging the judgment in post-trial motions, will plan to appeal if necessary, and believes that the judgment ultimately will be overturned, no liability has been recorded related to this matter as of December 31, 2001. If any damages are ultimately assessed against the company, a substantial portion of such damages would be covered by the company's product liability insurance.

For more than twenty years, the company has successfully defended and resolved the claims of approximately 200,000 individual claimants similar to the ones brought in Holmes County. The company's vigorous defense of this litigation has resulted in: (i) jury verdicts for the company in the only other two cases tried to verdict (these two successful verdicts involved allegations virtually indistinguishable from those of the Holmes County case); (ii) frequent dismissals of lawsuits without any payment by the company; and (iii) average settlement values of less than $1,000 for the claims and lawsuits that the company has resolved. In many of these lawsuits and claims, the company is named as a defendant with multiple co-defendants where no product the company manufactured is involved or where the company is ultimately determined not to have manufactured the products the plaintiffs identified. As noted above, many of these lawsuits and claims have been dismissed without payment.

As of December 31, 2001, the company is a named defendant, with multiple co-defendants, in approximately 21,000 lawsuits and claims in various courts. (The number of lawsuits is not a good indicator of claims and litigation activity because one lawsuit may represent the claims of one plaintiff or many. The number of plaintiffs named in any one lawsuit varies by plaintiffs' counsel and jurisdiction. For this reason, the number of claimants is a better indicator of claims and litigation activity.) These lawsuits and claims purport to represent approximately 80,000 individual claimants. A majority of these current claimants have not identified specific products manufactured by the company.

Based on the company's experience, the vast majority of these lawsuits and claims purportedly relate to the alleged use of company's mask and respirator products and seek damages from the company and other defendants for alleged personal injury from occupational exposure to asbestos or, less frequently, silica found in products manufactured by other defendants. The remaining lawsuits and claims generally allege personal injury from occupational exposure to asbestos from unspecified products claimed to have been manufactured by the company or other defendants and/or from specialty products containing asbestos allegedly manufactured by the company and/or other defendants many years ago.

Based on the company's experience in defending and resolving these lawsuits and claims to date and the substantial product liability insurance provided by the company's insurers, the company believes these lawsuits and claims will not have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

As of December 31, 2001, the company had estimated accrued liabilities of approximately $156 million for these claims. This amount represents the company's best estimate of the amount to cover the cost and expense of resolving current and probable future claims. The company also had receivables for expected insurance recoveries of approximately $223 million. The difference between the accrued liability and insurance receivable represents the time delay between payment of claims and receipt of insurance reimbursements.

The company's current estimate of its probable liabilities and associated expenses for respirator/mask/asbestos litigation is based on facts and circumstances existing at this time and reasonably anticipated trends. New developments may occur that could affect the company's estimate of probable liabilities and associated expenses. These developments include, but are not limited to, (i) changes in the number of future claims, (ii) changes in the average cost of resolving claims, (iii) change in the nature of claims received, (iv) changes in the law and procedure applicable to these claims, or
(v) financial viability of other co-defendants and insurers and other unknown variables. The company cannot determine the impact of these potential developments on the current estimate of its probable liabilities and associated expenses.

Environmental Matters

The company's operations are subject to environmental laws and regulations enforceable by foreign, federal, state, and local authorities and private parties in the United States and abroad, including those pertaining to air emissions, wastewater discharges, toxic substances, and the handling and disposal of solid and hazardous wastes. These laws and regulations provide under certain circumstances a basis for the remediation of contamination, as well as personal injury and property damage claims. The company has incurred, and will continue to incur, costs and capital expenditures in complying with these laws and regulations, defending potential personal injury and property damage claims, and modifying its business operations in light of its environmental responsibilities. In its effort to satisfy its environmental responsibilities and comply with environmental laws and regulations, the company has established, and periodically updates, policies relating to environmental standards of performance for its operations worldwide.

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

Liabilities for estimated costs of environmental remediation are, depending on the site, based primarily upon internal or third-party environmental studies, and estimates as to the number, participation level and financial viability of any other potentially responsible parties, the extent of the contamination and the nature of required remedial actions. Recorded liabilities are adjusted as further information develops or circumstances change. The company expects that the amounts recorded will be paid out over the periods of remediation for the applicable sites, currently ranging up to 30 years. As of December 31, 2001, the company had recorded liabilities of $38 million for estimated environmental investigatory and remediation costs based upon an evaluation of currently available facts with respect to each individual site.

It is often difficult to estimate the cost of environmental compliance and remediation and potential claims given the uncertainties regarding the interpretation and enforcement of applicable environmental laws and regulations, the extent of environmental contamination and the existence of alternate cleanup methods. The company's current assessment of the probable liabilities and associated expenses related to environmental matters is based on the facts and circumstances known at this time. New developments may occur that could affect the company's assessment. These developments include, but are not limited to, (i) changes in the information available regarding the environmental impact of the company's operations and products; (ii) changes in environmental regulations or enforcement policies; (iii) new and evolving analytical and remediation techniques; (iv) success in allocating liability to other potentially responsible parties; and (v) financial viability of other potentially responsible parties and third-party indemnitors. The company cannot determine the impact of these potential developments on the current estimate of its probable liabilities and associated expenses.

In June 1999, the company entered into a voluntary agreement with the Environmental Protection Agency (EPA) under both an "Agreement for TSCA Compliance" and the EPA's Incentives for Self Policing Policy to conduct an audit of the company's facilities and business units under the Toxic Substances Control Act (TSCA). The company also later agreed to conduct a separate TSCA section 8(e) Compliance Audit for materials which under current EPA guidelines potentially would be subject to notification under section 8(e) of TSCA and agreed to pay stipulated penalties for each report submitted under this audit. The company recently agreed to pay $240,000 in penalties under a proposed settlement agreement with the EPA for phase I and II of the TSCA 8(e) audit and the parties are negotiating further penalties.

In December 2001, the company has resolved its involvement in a lawsuit that was filed by the United States on behalf of the Department of the Interior to recover costs resulting from the alleged disposal of wastes at the Krejci site in Ohio, by paying $15.5 million into an escrow account under the terms of a consent decree, subject to court approval, entered into by the company and the Department of the Interior. If the consent decree is approved by the court, the money in the escrow account will be paid to the Department of the Interior and the company will be protected from additional claims, including claims for contribution by other settling defendants, arising from planned remediation activities and known natural resource damages at the site. The consent decree also includes reopener provisions, which are standard in consent decrees including those signed by the other settling defendants. Given the thorough site investigation and the extensive future remediation work being undertaken by other settling defendants, the company believes that its future liability exposure under the reopener provisions is remote.

Item 4. Submission of Matters to a Vote of Security Holders.

None in the quarter ended December 31, 2001.

                                    Part II

Item 5. Market Price of 3M's Common Stock and Related Security Holder Matters.

At January 31, 2002, there were approximately 127,196 shareholders of record. 3M's stock is listed on the New York, Pacific, Chicago and Swiss stock exchanges. Stock price comparisons are provided in the Quarterly Data section in the Notes to Consolidated Financial Statements.

Item 6. Selected Financial Data.

(Dollars in millions, except per-share amounts)

Years ended December 31:                  2001     2000     1999     1998     1997
  Net sales........................... $16,079  $16,724  $15,748  $15,094  $15,133
  Income from continuing operations...   1,430*   1,857*   1,763*   1,213**  2,121**
  Per share of common stock:
    Continuing operations - basic.....    3.63*    4.69*    4.39*    3.01**   5.14**
    Continuing operations - diluted...    3.58*    4.64*    4.34*    2.97**   5.06**
    Cash dividends declared and paid.. $  2.40  $  2.32  $  2.24  $  2.20  $  2.12
 At December 31:
  Total assets ....................... $14,606  $14,522  $13,896  $14,153  $13,238
  Long-term debt (excluding portion due
    within one year)..................   1,520      971    1,480    1,614    1,015

<F1>
The above income and earnings per share information exclude an extraordinary loss in 1998 ($38 million, or $.09 per diluted share), and the cumulative effect of accounting change in 2000 ($75 million, or $.19 per diluted share).
<F2>
*As discussed in the Notes to Consolidated Financial Statements, 2001 includes a non-recurring net loss of $504 million ($312 million after tax and minority interest), or 78 cents per diluted share, principally related to charges in connection with 3M's restructuring plan, acquisition-related charges, a reversal of a 1999 litigation accrual, and a net gain related to the sale of available-for-sale equity securities, partially offset by the write-down of available-for-sale equity securities. 2000 includes a non-recurring net loss of $23 million ($15 million after tax), or 4 cents per diluted share, related to the company's phase-out of perfluorooctanyl-based chemistry products in the Specialty Material segment, a write-down of certain corporate and unallocated assets, gains related to corporate and unallocated asset dispositions, a gain from the termination of a product distribution agreement in the Health Care segment, and other non-recurring items. 1999 includes a net gain of $100 million ($52 million after tax), or 13 cents per diluted share, related to gains on divestitures, litigation expense, an investment valuation adjustment, and a change in estimate that reduced 1998 restructuring charges.
<F3>
** 1998 includes restructuring charges of $493 million ($313 million after tax), or 77 cents per diluted share. 1997 includes a gain of $803 million ($495 million after tax), or $1.18 per diluted share, on the sale of National Advertising Company.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Accounting Policies
The company has disclosed those accounting policies that it considers to be significant in determining the amounts to be utilized for communicating its consolidated financial position, results of operations and cash flows in the first note to its Consolidated Financial Statements included elsewhere herein.

The company's core activities relate to the development, manufacture and sale of thousands of products to numerous markets. Although the company's operations may be considered to be complex, management believes the accounting principles it utilizes to prepare its consolidated financial statements are relatively basic, are intended to result in the reporting of reasonably conservative amounts, and typically only are changed to comply with new standards promulgated by authoritative bodies. In all material respects, the accounting principles utilized by the company are in conformity with U.S. generally accepted accounting principles.

In applying its accounting principles, management must often make individual estimates and assumptions regarding expected outcomes or uncertainties. As one would expect, the actual results or outcomes are generally different than the estimated or assumed amounts. These differences are usually minor and are included in the consolidated financial statements by management as soon as they are known. The individual estimates and assumptions generally do not involve a level of risk or uncertainty that would be material to the consolidated financial statements as a whole because, although numerous in number, they generally are relatively immaterial in amount. Many of these estimates and assumptions relate to current assets and liabilities and, accordingly, given the relatively short operating cycle of the company, they are reviewed and updated frequently.

There are estimates and assumptions made by management in preparing the consolidated financial statements for which actual results will emerge over long periods of time, such as the assumptions underlying the determination of the company's pension and postretirement obligations and related periodic cost, and the assessment of the recoverability of long-lived assets employed in the business, including assets of acquired businesses. These estimates and assumptions are closely monitored by management and periodically adjusted as circumstances warrant. For instance, the expected long-term rate of return on pension assets may be adjusted based on the emergence of different earnings trends or prospects, or expected asset lives may be shortened or an impairment recorded based on a change in the expected use of the asset or performance of the related business reporting unit. Although there is greater risk with respect to the accuracy of these long-term estimates and assumptions because of the long period over which actual results will emerge, such risk is mitigated by management's ability to make changes in these estimates and assumptions over the same long period.

In preparing financial statements at any point in time, management is also periodically faced with uncertainties, the outcomes of which are not within its control and will not be known for prolonged periods of time. As discussed in Part I, Item 3 (Legal Proceedings) and the Notes to the Consolidated Financial Statements, the company is involved in a number of actions, governmental proceedings and claims related to product liability and environmental matters. In some actions, the claimants seek damages as well as other relief, which, if granted would require substantial expenditures. Management, with the assistance of counsel makes estimates, if determinable, of its probable liabilities and records such amounts in the consolidated financial statements. Such estimates may be an amount representing management's best estimate, or may be the minimum amount of a range of probable loss when no single best estimate is determinable. Disclosure is made, when determinable, of the additional possible amount of loss on these claims, or if such estimate cannot be made, that fact is disclosed. The company and its counsel monitor developments related to these legal matters and, when appropriate, adjustments are made to recorded liabilities to reflect current facts and circumstances. With respect to product liability claims, the company has substantial amounts of insurance available, and management with the assistance of counsel makes and records estimates of insurance recoverable for its claims liabilities. Such estimates are also monitored and modified as appropriate, based on current developments. While the company believes that the ultimate outcome of all of its actions, governmental proceedings and claims individually and in the aggregate will not have a material adverse effect on its consolidated financial position, results of operations or cash flows, there can be no certainty that the company may not ultimately incur charges in excess of presently recorded liabilities. While the company believes such a material adverse impact is unlikely, given the inherent uncertainty of litigation, a remote possibility exists that a future adverse ruling or unfavorable development could result in future charges that could have a material adverse impact on the company.

The company discusses risk management in various places throughout this document, including discussions in this section concerning Financial Condition and Liquidity, and Financial Instruments, and in the Notes to Consolidated Financial Statements (Debt, Other Financial Instruments, and the Derivatives and Hedging Activities accounting policy). All derivative activity is governed by written policies, and a value-at-risk analysis is provided for these derivatives. The company does not have leveraged derivative positions. All special-purpose entities utilized by the company (such as its captive insurance company) are consolidated in its results and have economic purpose. The company does not use special-purpose vehicles for primary financing purposes.

Based on a critical assessment of its accounting policies and the underlying judgments and uncertainties affecting the application of those policies, management believes that the company's consolidated financial statements provide a meaningful and fair perspective of the company. This is not to suggest that other general risk factors, such as changes in worldwide economic conditions, fluctuations in foreign currency exchange rates, achievement of corporate growth objectives, changes in material costs, performance of acquired businesses and others, could not adversely impact the company's consolidated financial position, results of operations and cash flows in future periods.

Operating Results
Sales: Sales in 2001 totaled $16.079 billion, compared with $16.724 billion in 2000 and $15.748 billion in 1999. In 2001, core volume (which excludes acquisition and divestiture impacts) declined by 3.5 percent. The stronger U.S. dollar reduced sales by 3.3 percent.

In 2000, core volume grew 8.5 percent. Selling prices declined about 1.5 percent, mainly due to reductions in certain 3M electronic products both in the United States and internationally. The stronger U.S. dollar reduced sales by about 2.5 percent.

In the United States, sales in 2001 totaled $7.546 billion, down 4 percent from 2000. U.S. core volume declined 6.8 percent. Internationally, sales totaled $8.533 billion, down 3.8 percent from 2000. International core volume declined nearly 1 percent. The stronger U.S. dollar reduced international sales by 6.2 percent. In 2000, U.S. sales increased 4 percent. Volume rose 5 percent, while selling prices were down 1 percent. Internationally, sales rose 8 percent. Core volume increased 12 percent and selling prices were down 2 percent. The stronger U.S. dollar reduced international sales by 5 percent.

Components of Sales Change
                                2001                          2000
                        U.S.     Intl.     W.W.        U.S.    Intl.    W.W.
Volume - core          (6.8)%     (.7)%    (3.5)%      5.0 %   12.0%    8.5%
Volume - acquisitions
  and divestitures      2.1       3.0       2.6          -      3.0     1.5
Price                    .7        .1        .3       (1.0)    (2.0)   (1.5)
Translation               -      (6.2)     (3.3)         -     (5.0)   (2.5)
 Total                 (4.0)%    (3.8)%    (3.9)%      4.0%     8.0%    6.0%

Non-recurring items: In 2001, non-recurring items reduced operating income by $504 million and net income by $312 million, or 78 cents per diluted share. Non-recurring items of $569 million, principally related to the company's restructuring plan announced during the second quarter of 2001, were classified as a component of cost of sales ($249 million); selling, general and administrative expenses ($300 million); and research, development and related expenses ($20 million). Of this $569 million, $472 million related to employee severance and benefits, $80 million related to accelerated depreciation of property, plant and equipment, and $17 million related to other exit activities. In addition, cost of sales included other non-recurring costs of $23 million related to acquisitions. Non-recurring items included in the other expense (income) line within operating income included a $73 million reversal of a 1999 litigation accrual related to 3M's successful appeal in January 2002 in an antitrust case brought by LePage's Inc. On February 25, 2002, the Third Circuit Court of Appeals vacated its prior ruling and ordered a re-hearing in May 2002 by the full court. However, the company continues to believe that it will ultimately prevail in the outcome of this matter. Also included within the other expense (income) line within operating income is a net gain of $15 million related to the sale of available-for-sale equity securities, partially offset by the write-down of available-for-sale equity securities.

In 2000, non-recurring items reduced net income by $90 million, or 23 cents per diluted share. Operating income was reduced by $23 million, including costs of $208 million (reported in cost of sales) and gains of $185 million, included in the other expense (income) line within operating income. Non-recurring costs in 2000 included $168 million of costs in the Specialty Material segment related to the company's phase-out of perfluorooctanyl-based chemistry products, a $20 million write-down of corporate and unallocated assets, and $20 million of other non-recurring expenses ($13 million related to acquisitions in the Electro and Communications segment). Major non-cash costs included in the previously mentioned items are $73 million of accelerated depreciation and $48 million of impairment losses, primarily related to production equipment used to manufacture products phased out in the Specialty Material segment. Non-recurring gains in 2000 were largely related to asset dispositions, principally the sale of available-for-sale equity securities, and also included $50 million from the termination of a product distribution agreement in the Health Care segment. A cumulative effect of accounting change that related to a change in the company's revenue recognition policy was also recorded in 2000, reducing earnings by $75 million after tax.

In 1999, non-recurring items increased operating income by $100 million ($52 million after tax, or 13 cents per diluted share). These costs were included in the other expense (income) line within operating income. Non-recurring items included a net gain of $147 million ($81 million after tax) related to gains on the divestitures of Eastern Heights Bank and certain health care businesses, net of an investment valuation adjustment. 1999 also included a charge of $73 million ($46 million after tax) related to an adverse jury verdict and legal fees associated with a lawsuit filed by LePage's, Inc. In the third quarter of 1999, the company recorded a change in estimate that reduced 1998 restructuring charges by $26 million ($17 million after tax).

The table below shows amounts for non-recurring items in 2001, 2000 and 1999, as well as amounts excluding these items.

Supplemental Consolidated Statement of Income Information
Years ended December 31
                                                            Total (excluding
(Millions, except            Non-recurring items          non-recurring items)
 per-share amounts)      2001      2000      1999        2001      2000      1999
Net sales               $  --     $  --     $  --     $16,079   $16,724   $15,748
Cost of sales             272       208        --       8,477     8,579     8,126
Selling, general and
 administrative expenses  300        --        --       3,761     3,963     3,712
Research, development
 and related expenses      20        --        --       1,064     1,101     1,056
Other expense (income)    (88)     (185)     (100)         --        --        (2)
Operating
 income (loss)          $(504)    $ (23)    $ 100      $2,777    $3,081    $2,856
Interest expense
 and (income) - net        --        --        --          87        84        76
Income (loss) before
 income taxes, minority
 interest, and
 cumulative effect
 of accounting change    (504)      (23)      100       2,690     2,997     2,780
Provision (benefit)
 for income taxes        (184)       (8)       48         886     1,033       984
Effective tax rate         --        --        --        32.9%     34.5%     35.4%
Minority interest          (8)       --        --          62        92        85
Income (loss) before
 cumulative effect of
 accounting change      $(312)    $ (15)       52      $1,742    $1,872    $1,711
Cumulative effect of
 accounting change         --       (75)       --          --        --        --
Net income (loss)       $(312)    $ (90)    $  52      $1,742    $1,872    $1,711
 Per share - diluted     (.78)     (.23)      .13        4.36      4.68      4.21

The following discussion excludes the impact of non-recurring items in all years, except where indicated.

(Percent of sales)                              2001       2000       1999
Cost of sales                                   52.7       51.3       51.6
Selling, general and administrative expenses    23.4       23.7       23.6
Research, development and related expenses       6.6        6.6        6.7
Operating income                                17.3       18.4       18.1

Costs: In 2001, cost of sales was 52.7 percent of sales, up 1.4 percentage points from 2000. Gross margins were negatively affected by slowing worldwide market demand and negative currency impacts, partially offset by good manufacturing indirect-cost control. In 2000, gross margins benefited from volume growth, productivity gains and lower employee benefit costs, but were negatively affected by raw material costs and currency effects. Cost of sales includes manufacturing, engineering and freight costs.

Selling, general and administrative (SG&A) expenses were 23.4 percent of sales in 2001, 23.7 percent in 2000 and 23.6 percent in 1999. In 2001, these expenses benefited from indirect-cost control and productivity gains related to restructuring actions. In 2000, these expenses reflected increased new product investments. SG&A expenses in 2000 benefited from lower employee benefit costs.  Goodwill and indefinite-lived tradename amortization, included in SG&A,
totaled $67 million in 2001 and $44 million in 2000.   Under the new "Goodwill
and Other Intangible Assets" accounting standard (discussed later), this amortization will cease effective January 1, 2002. Excluding goodwill and indefinite-lived tradename amortization, SG&A as a percent of sales for 2001 would total 23.0 percent, and for 2000 would total 23.4 percent.

Operating income: Operating income totaled $2.777 billion in 2001, down 9.9 percent from 2000. Operating income was 17.3 percent of sales, down from 18.4 percent in 2000 and 18.1 percent in 1999. In 2001, slowing worldwide market demand and negative currency effects were partially offset by good indirect-cost control. In 2000, volume growth and productivity gains drove most of the improvement in operating income. Lower employee benefit costs resulting from lower pension expense, primarily in the United States, increased operating profit margins in 2000 by an estimated five-tenths of a percentage point. This benefit was more than offset by higher payroll costs and other inflationary impacts. The company estimates that currency effects reduced operating income by about $175 million in 2001, $78 million in 2000 and $18 million in 1999.

In the United States, operating income in 2001 decreased about 11.5 percent and profit margins were down slightly more than one percentage point. In 2000, operating income decreased 3 percent and profit margins were down one percentage point.

Internationally, operating income in 2001 decreased 9 percent and profit margins decreased slightly more than one percentage point. In 2000, operating income increased 16 percent and profit margins increased 1.4 percentage points.

Interest expense and income: Interest expense was $124 million in 2001, compared with $111 million in 2000 and $109 million in 1999. The increase in 2001 reflected higher average debt levels, partially offset by lower interest rates. Interest income was $37 million in 2001, compared with $27 million in 2000 and $33 million in 1999. The higher level in 2001 reflected higher interest income due to larger average cash balances.

Provision for income taxes: The worldwide effective income tax rate was 32.9 percent in 2001, 34.5 percent in 2000 and 35.4 percent in 1999. Including non-recurring items, 3M's effective tax rate was 32.1 percent in 2001, compared with 34.5 percent in 2000 and 35.8 percent in 1999. The decrease in both 2001 and 2000 was primarily due to a decrease in the average effective tax rate for international operations, and in 2001 also reflected the impact of recurring tax credits on lower-than-expected profit levels.

Minority interest: Excluding non-recurring items in 2001, minority interest was $62 million, compared with $92 million in 2000 and $85 million in 1999. Minority interest represents the elimination of the non-3M ownership interests, primarily in Sumitomo 3M Limited and Dyneon LLC (in 1999 only). The decrease in 2001 was driven by lower profits in Sumitomo 3M. The increase in 2000 reflects higher profits in Sumitomo 3M, partially offset by a decrease as a result of 3M's acquisition of the 46 percent minority interest in Dyneon in December of 1999. This acquisition is discussed in the Notes to Consolidated Financial Statements.

Net income: Net income totaled $1.742 billion, or $4.36 per diluted share, compared with $1.872 billion, or $4.68 per diluted share, in 2000, and $1.711 billion, or $4.21 per diluted share, in 1999. Per-share income decreased 6.8 percent in 2001 and increased 11.2 percent in 2000.

In 2001, 2000 and 1999, currency effects reduced net income by an estimated $94 million (24 cents per share), $55 million (14 cents per share) and $23 million (6 cents per share), respectively. These estimates include the effect of translating profits from local currencies into U.S. dollars; the impact of currency fluctuations on the value of goods transferred between 3M operations in the United States and abroad; and realized foreign currency transaction gains and losses, including derivative instruments designed to reduce exchange rate risks. In 2001, 2000 and 1999, derivative and other transaction gains and losses increased net income by an estimated $29 million, $21 million and $4 million, respectively.

Employment:
At December 31, 2001, employment totaled 71,669 people, a decrease of about 3,350 from year-end 2000, due to both restructuring actions and attrition. In the first quarter of 2001, primarily related to three notable acquisitions, employment increased by about 2,650. Since March 31, 2001, employment has declined by 6,000 people, with 3,500 related to the restructuring plan, 1,500 due to the integration of recent acquisitions and 1,000 due to attrition. At December 31, 2000, employment totaled 75,026, an increase of about 4,500 from year-end 1999, with about 3,400 of the increase due to acquisitions. Sales per employee in local currencies decreased about 3 percent in 2001, increased about 7 percent in 2000, and increased about 10 percent in 1999.

Restructuring charges and other non-recurring items:
During the first half of 2001, the company developed and announced a restructuring plan that consolidates certain operations and streamlines the organization to increase speed and productivity. In June 2001, the company completed the identification of all significant actions to be taken and obtained final approvals from the appropriate level of management. In the fourth quarter of 2001, the company obtained approvals for certain additional actions. The company's current estimate for total charges, principally related to the restructuring plan, is about $750 million (including pre-tax charges of $569 million taken in 2001 that related principally to these actions). These charges are discussed in the Notes to Consolidated Financial Statements.

In connection with its restructuring plan, the company expects to eliminate a total of about 6,000 positions, with most of these reductions occurring by June 30, 2002. Through December 31, 2001, the company had eliminated about 3,500 positions. These positions represent a wide range of functions throughout the company. Of the 6,000 employment reduction for the total plan, about 40 percent will occur in the United States, 35 percent in Europe, and the balance in other international areas. All business segments will be impacted directly and also indirectly through reduced allocations of corporate staff service costs. The impact of the total restructuring, including the allocated portion of restructured staff services, is estimated by segment as follows:
Industrial, 35 percent; Electro and Communications, 20 percent; Transportation, Graphics and Safety, 20 percent; Health Care, 10 percent; Consumer and Office, 10 percent; and Specialty Material, 5 percent. These estimates are provided only as a frame of reference as to the order of magnitude by segment. The restructuring costs have not been recorded in the individual business segments, which enhances comparability and reflects management focus on ongoing results.

In 2002, the company expects to take additional charges of about $200 million. The remaining charges will include accelerated depreciation related to consolidating or downsizing certain manufacturing operations, employee severance and benefit costs, and other incremental restructuring-related exit costs. Related to this restructuring plan, the company estimates it saved $80 million in the second half of 2001. The company expects additional savings of approximately $300 million in 2002, with a somewhat greater rate of savings in the second half than in the first half of the year. The vast majority of the savings will be reduced employee costs. The 2001 savings were most prominent in SG&A, with cost of sales benefits occurring in late 2001 and into 2002. Numerous factors may create offsets to these savings, such as the potential for continued weakness in sales volumes, normal increases in compensation and benefits, and other inflationary pressures. The company has not discontinued any major product lines as a result of this restructuring.

Employee severance and benefit charges totaling $472 million were taken during 2001. These charges were taken in the quarter when management approved the plans and after severance benefits had been communicated to the employees. While the majority of employee severance already has been accrued, additional communications to affected international employees will occur in the first half of 2002, resulting in additional charges.

Of the company's remaining current liability at December 31, 2001, $185 million is classified in current liabilities (payroll) and $13 million is classified in other current liabilities on the Consolidated Balance Sheet. The company classified $124 million of the current year's charges as long-term liabilities. Special termination pension and medical benefits, aggregating $62 million, were offered to eligible employees. These benefits will generally be paid over their life expectancies. In addition, the company estimates that $62 million of deferred separation pay will be paid in 2003 and beyond. The company also recorded $8 million of non-cash stock option expense due to the reclassification of certain employees age 50 and older to retiree status, resulting in a modification of their original stock option awards for accounting purposes. The current liabilities and a portion of the non-current liabilities will be funded through cash provided by operations, with additional funding for non-current liabilities provided through established pension and postretirement trust funds.

Selected information related to these 2001 charges follows.
                             Employee
                            Severance
                                  and    Accelerated
(Millions)                   Benefits   Depreciation    Other    Total
                             --------   ------------   ------   ------
2001 charges
    Second quarter               $386            $--      $11     $397
    Third quarter                  27             39        3       69
    Fourth quarter                 59             41        3      103
                                 ----           ----     ----     ----
      Total charges              $472            $80      $17     $569

Cash payments                    (155)                     (4)    (159)
Non-cash                           (8)           (80)      --      (88)
Long-term portion
  of liability                   (124)                     --     (124)

Current liability at
  December 31, 2001              $185                     $13     $198
                                 ====                    ====     ====

Selected information related to the company's 1998 restructuring program follows.
                          Employee    Write-down
                         Severance    of Property,
                               and    Plant and
(Millions)                Benefits    Equipment       Other      Total
                          --------    ------------   -------   ---------
1998 charges                  $271        $143         $79        $493
1999 changes in estimates        4         (31)         (1)        (28)
Total charges                 $275        $112         $78        $465

December 31, 1998 liability   $232                     $32        $264
1999 cash payments            (205)                    (23)       (228)
1999 changes in estimates        4                      (1)          3
December 31, 1999 liability   $ 31                     $ 8        $ 39
2000 cash payments             (24)                     (4)        (28)
December 31, 2000 liability   $  7                     $ 4        $ 11
2001 cash payments              (3)                     (2)         (5)
December 31, 2001 liability   $  4                     $ 2        $  6

Goodwill and other intangible assets:
The Financial Accounting Standards Board (FASB) recently issued Statement No. 142, "Goodwill and Other Intangible Assets," which will be adopted by the company effective January 1, 2002. Goodwill and intangible assets acquired after June 30, 2001, are subject immediately to the non-amortization and amortization provisions of this statement, while existing goodwill and other indefinite-lived assets will no longer be amortized beginning January 1, 2002. Goodwill will be subject to an impairment test at least annually. A preliminary review indicated that no impairment existed at December 31, 2001. Additional information regarding recent accounting pronouncements of the FASB, including Statement No. 142, is included under "Significant Accounting Policies - New Accounting Pronouncements", in the Notes to Consolidated
Financial Statements.   Goodwill and indefinite-lived tradename amortization
totaled 12 cents per diluted share in 2001 and 9 cents per diluted share in 2000. The impact of Statement No. 142 on previously reported results, and the impact by business segment, follow.

Goodwill and Indefinite-Lived Tradenames
Supplemental Consolidated Statement of Income Information
Years ended December 31

(Amounts in millions, except per-share amounts)              2001     2000
Reported net income                                        $1,430   $1,782
Add back:  Goodwill and indefinite-lived
 tradename amortization - net                                  51       32
Adjusted net income                                        $1,481   $1,814

Earnings per share - basic
Reported net income                                        $ 3.63   $ 4.50
Goodwill and indefinite-lived
 tradename amortization - net                                 .13      .08
Adjusted net income                                        $ 3.76   $ 4.58

Earnings per share - diluted
Reported net income                                        $ 3.58   $ 4.45
Goodwill and indefinite-lived
 tradename amortization - net                                 .12      .09
Adjusted net income                                        $ 3.70   $ 4.54

Goodwill and Indefinite-Lived Tradenames
Supplemental Business Segment Information
                                       Asset balance         Amortization
                                       at December 31        Year     Year
(Millions)                             2001     2000         2001     2000
Transportation, Graphics and Safety  $  169   $   90       $   13   $    5
Health Care                             344      136           22       15
Industrial                               17       14            1        3
Consumer and Office                      19       27            2        2
Electro and Communications              361      296           23       14
Specialty Material                      126      118            6        5
Total Company                        $1,036   $  681       $   67   $   44
Income taxes                                                  (12)     (12)
Minority interest                                              (4)      --
Amortization - net of income taxes and minority interest   $   51   $   32


Other new accounting pronouncements:
In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations". SFAS No. 141 applies to all business combinations
with a closing date after June 30, 2001.   The most significant changes made
by SFAS No. 141 are: 1) requiring that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and 2) establishing specific criteria for the recognition of intangible assets separately from goodwill.

In June 2001, the Financial Accounting Standards Board also issued Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations", which must be adopted no later than January 1, 2003. This statement establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. The company is reviewing the requirements of this standard. Although the company expects that this standard will not materially affect its financial position or results of operations, it has not yet finalized its determination of the impact of this standard on its consolidated financial statements.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets, which will be adopted by the company on January 1, 2002. The company does not expect this standard to have a material impact on its consolidated financial statements. This standard broadens the presentation of discontinued operations to include more disposal transactions, thus the recognition of discontinued operations is expected to become more common under this new standard.

The company will adopt Emerging Issues Task Force Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products" effective January 1, 2002. This statement addresses whether certain consideration from a vendor to a reseller of the vendor's products is an adjustment to selling prices or a cost. It is estimated that this statement will result in Consumer and Office segment annual net sales and advertising cost (included in selling, general and administrative expenses) being reduced by approximately $25 million annually for years 1999 through 2001. This statement would have no effect on the company's net income or its financial position.

Performance by Business Segment
Disclosures relating to 3M's business segments are provided in this Annual Report on Form 10-K, Item 1, Business Segments. Financial information and other disclosures, including discussion of non-recurring items, are provided in the Notes to Consolidated Financial Statements.

Transportation, Graphics and Safety Markets (22 percent of consolidated sales):
This market provides products for transportation safety, commercial graphics, respiratory protection, optical display, automotive and personal safety.
Sales in 2001 totaled $3.526 billion, up slightly from 2000. Operating income decreased about 10 percent in 2001, excluding $7 million of non-recurring acquisition costs in 2001. This segment increased volume about 7 percent (about 3 percent excluding acquisitions). Growth was strong in the optical films business and occupational health and environmental safety business.
3M's optical films business broadened its product offerings with the acquisition of two touch screen companies in 2000 and early 2001. Operating income margins declined due to soft overall sales and due to lower margins in acquired businesses.

Health Care Markets (21 percent of consolidated sales):
This market provides innovative products that improve people's health and well-being, including dental, medical supplies, pharmaceuticals and health information systems. Sales totaled $3.419 billion, up about 9 percent from 2000 (up about 4 percent adjusted for acquisitions). Growth was led by pharmaceuticals, dental and orthodontic products, and health information systems. In early 2001, 3M combined its German dental business with ESPE
Dental AG, a leading German supplier of crowns, bridges, and other dental products. As controlling shareholder (the minority shareholders have no participating rights), 3M consolidates this company into its results. Health Care operating income was up about 23 percent in 2001, excluding a $50 million pre-tax benefit in 2000 from the termination of a product distribution agreement and excluding $10 million of non-recurring acquisition costs in 2001. Factory productivity and lower SG&A spending both contributed to this operating income improvement.

In September 2001, the pharmaceutical division signed an agreement with Eli Lilly and Company to collaborate on resiquimod, a potential breakthrough treatment for genital herpes. Resiquimod is currently in Phase 3 clinical trials, and moving toward an anticipated 2004 submission date to the FDA. 3M received $100 million in the fourth quarter of 2001 from Eli Lilly in consideration for research and development efforts. The majority of the $100 million is expected to be recognized as revenue in 2002 through 2004, as the majority of the future research and development expenditures are expected to be incurred during this period.

Industrial Markets (20 percent of consolidated sales):
This market provides tapes, coated and nonwoven abrasives, and specialty adhesives. Sales totaled $3.199 billion, down about 9 percent from 2000. Volume declined about 7.5 percent, reflecting weakness in most manufacturing sectors of the economy in 2001. Operating income decreased about 19 percent to $518 million. Aggressive cost controls helped minimize the effect of lower sales volumes on profit margins. This market has implemented structural changes to improve its competitive position. For example, this market consolidated and shifted manufacturing operations globally to shorten cycle times, serve customers better and employ capital more efficiently.

Consumer and Office Markets (17 percent of consolidated sales):
This market supplies products that help keep homes cleaner, offices organized and buildings maintained. Sales totaled $2.724 billion, down about 4 percent from 2000. Despite a volume decline of about 3 percent related to difficult market conditions, this segment was able to increase its operating income by about 3 percent through cost-improvement actions. This segment experienced excellent growth in the construction and home improvement business. Overall growth was held back by softness in most other areas.

Electro and Communications Markets (14 percent of consolidated sales):
This market supplies connecting, splicing, insulating and protective products for the electronics, communications and electrical industries. Sales totaled $2.171 billion, down 12 percent from 2000 (down about 18 percent after adjusting for acquisitions). This segment experienced the effects of sharply lower global activity in the electronics and communications industries, and was also penalized by strong negative currency impacts. Operating income for this market decreased 46 percent, negatively impacted by declining sales and acquisition impacts. In 2000, 3M acquired 91 percent (subsequently increased to 93 percent) of Quante AG, a German-based telecommunications supplier, and purchased the multi-layer integrated circuit packaging line of W. L. Gore and Associates. In early 2001, 3M also completed the acquisition of Robinson Nugent, Inc., a U.S.-based manufacturer of electronic interconnects.

Specialty Material Markets (6 percent of consolidated sales):
This market provides high-value materials for demanding applications in chemical processing, automotive, electronics, telecommunications and other industries. Sales totaled $1.022 billion, down 15 percent from 2000. In May 2000, 3M announced its intent to substantially phase-out production by the end of 2000 of the perfluorooctanyl-based chemistry used to produce certain repellents and surfactant products. The affected product lines represented about $300 million in annual sales with an operating income margin around 20 percent. Overall sales were affected by this phase-out. The company has introduced alternatives for some applications and industry segments, including carpet protection. Operating income in 2000 includes non-recurring costs of $168 million related to the company's decision to phase-out the perfluorooctanyl-based chemistry products. Excluding these non-recurring items in 2000, operating income declined 37 percent in 2001, primarily impacted by the 13.5 percent volume decline.

Performance by Geographic Area
Financial information, including discussion of non-recurring items, related to 3M operations in various geographic areas is provided in the Notes to Consolidated Financial Statements. Non-recurring pre-tax losses of $504 million in 2001, primarily related to the restructuring, are included in Eliminations and Other (not assigned to a specific geographic area).

United States (47 percent of consolidated sales):
Sales in the United States totaled $7.546 billion, down about 4 percent from 2000. U.S. core volume declined 6.8 percent. Operating income was down about
11.5 percent, impacted by volume declines. In 2000, good volume growth and productivity gains helped results, while increased new product investments held back overall profit growth. Operating income was 13.6 percent of sales in 2001, down from 14.8 percent in 2000.

Europe and Middle East (25 percent of consolidated sales):
Sales in Europe and the Middle East totaled $3.960 billion, up slightly from 2000. Local-currency sales increased about 3.5 percent on a reported basis and decreased about 2 percent excluding acquisitions. Currency translation reduced sales by about 3 percent. Despite significant unfavorable currency effects, operating income decreased by only 3 percent. Operating income was
14.4 percent of sales, compared with 14.9 percent of sales in 2000.

Asia Pacific (19 percent of consolidated sales):
Sales in Asia Pacific totaled $3.043 billion, down about 8.6 percent from 2000. Volume in the Asia Pacific area increased 2.4 percent in 2001. Selling prices decreased 1.7 percent, while currency translation decreased sales by
9.3 percent. Operating income was 26.5 percent of sales, down from 28.9 percent in 2001, affected by a significant slowdown in the electronics businesses and unfavorable currency effects. In Japan, home of 3M's largest international company, volume increased about 1.5 percent. Volume in Asia outside Japan increased 3.3 percent in 2001.

Latin America, Canada and Africa (9 percent of consolidated sales):
Sales in Latin America, Canada and Africa combined totaled $1.496 billion, down about 4.4 percent from 2000. In Latin America, local-currency sales increased 3.4 percent. Currency reduced Latin America sales by about 8.3 percent. The peso devaluation in Argentina did not have a material impact on the company. In Canada, local-currency sales increased 1.6 percent. Operating income for Latin America, Canada and Africa was 24.1 percent of sales, essentially unchanged from 2000.

Financial Condition and Liquidity
3M's financial condition remained strong in 2001. The company's key inventory index was 3.1 months, down from 3.4 months at year-end 2000. The accounts receivable index was 59 days, down one day from 2000. The current ratio was 1.4, up from 1.3 at the end of 2000. Various assets and liabilities, including cash and short-term debt, can fluctuate significantly from month to month depending on short-term liquidity needs.

Cash flows provided by operating activities totaled $3.078 billion in 2001, compared with $2.326 billion in 2000 and $3.081 billion in 1999. In 2001, working capital reductions drove the increase. In 2000, certain working capital increases, partially driven by the 10 percent increase in sales volume, reduced cash provided by operating activities. It is estimated that restructuring-related cash outflows will approximate $300 million in 2002. The current liabilities and a portion of the non-current liabilities related to the restructuring liability will be funded through cash provided by operations, with additional funding for non-current liabilities provided through established pension and postretirement trust funds. As discussed in the "Performance by Business Segment" section of this report, 3M received $100 million from Eli Lilly and Company in the fourth quarter of 2001 relating to a pharmaceutical agreement. The majority of the $100 million is expected to be recognized as revenue in 2002 through 2004, as the majority of the future research and development expenditures are expected to be incurred during this period. In 2001, 3M made cash payments of $159 million related to its 2001 restructuring plan. Related to its 1998 restructuring plan, the company made cash payments of $28 million in 2000 and $228 million in 1999. In 2001, 2000 and 1999, 3M's insurance recoveries, net of claims paid, related to the mammary implant matter totaled $101 million, $49 million and $93 million, respectively. Most of the company's implant liabilities have been paid; accordingly, receipt of related insurance recoveries will increase future cash flows. For a more detailed discussion, refer to Part I, Item 3, Legal Proceedings, of this Annual Report on Form 10-K.

Purchases of property, plant and equipment totaled $980 million, a decrease of about 12 percent from 2000. This followed an increase of about 6 percent in 2000 compared with 1999. These investments are helping to meet product demand and increase manufacturing efficiency. Proceeds from the sale of property, plant and equipment totaled approximately $100 million in each of the last three years.

Cash used for acquisitions of businesses totaled $218 million, $472 million and $374 million in 2001, 2000 and 1999, respectively. There were three notable business combinations in 2001. 3M acquired MicroTouch Systems Inc., a touch screen manufacturer, for $158 million in cash, net of cash acquired. 3M also acquired Robinson Nugent, Inc., a telecommunications supplier, in exchange for 1,124,135 shares of 3M common stock. 3M also combined its German dental business (3M Inter-Unitek GmbH, an existing 3M subsidiary) with ESPE Dental AG, a dental products manufacturer. 3M Inter-Unitek GmbH acquired 100 percent of the outstanding shares of ESPE Dental AG in exchange for 43 percent ownership in 3M Inter-Unitek GmbH and $25 million, net of cash acquired. Acquisition activity in 2001 also included the purchase, for less than $50 million, of five smaller companies that had combined annual sales of less than $50 million. Acquisitions in 2000 included the purchase of 91 percent (subsequently increased to 93 percent) of Quante AG (a telecommunications supplier); the purchase of the multi-layer integrated circuit packaging line of W.L. Gore and Associates; and the acquisition of seven smaller businesses. These seven smaller businesses had a combined purchase price of less than $125 million and combined annual sales of less than $75 million. In 1999, 3M completed one notable business combination, with a purchase price of about $340 million, that related to the acquisition of the outstanding minority interest in Dyneon LLC. In addition, seven other acquisitions had a combined purchase price of less than $50 million and had combined annual sales of less than $50 million.

Cash proceeds from the sale of businesses totaled $11 million, $1 million and $249 million in 2001, 2000 and 1999, respectively. Cash proceeds in 1999 principally related to divestitures of Eastern Heights Bank, the cardiovascular systems business and other health care businesses.

Purchases of investments totaled $12 million in both 2001 and 2000, and $56 million in 1999. These purchases include patents and equity investments.

In 2001, the decrease in net short-term debt of $20 million includes the portion of short-term debt with original maturities of three months or less. Repayment of debt of $1.564 billion includes $948 million of commercial paper having original maturities greater than three months. Proceeds from debt of $1.693 billion includes $1.081 billion of commercial paper having original maturities greater than three months.

Total debt at December 31, 2001, was $2.893 billion, up from $2.837 billion at year-end 2000. Total debt was 32 percent of total capital, compared with 30 percent at year-end 2000. In December 2000, the company issued approximately $350 million of debt securities, remarketable annually (with a final maturity date of December 2010), which is classified as short-term debt. In October 2000, the company filed a shelf registration with the Securities and Exchange Commission relating to the potential offering of debt securities of up to $1.5 billion. After the shelf registration became effective, the company, in May 2001, established under the shelf a medium-term notes program through which up to $1.4 billion of medium-term notes may be offered. 3M plans to use the net proceeds from future issuances of debt securities under these registrations for general corporate purposes, including the repayment of debt or the financing of possible acquisitions. As of December 31, 2001, $550 million of medium-term notes had been issued under the medium-term note program and another $56 million of debt securities had been issued directly from the shelf, aggregating $606 million debt securities offered for 2001 under the shelf.
The company expects to issue three-year notes of approximately $400 million under its medium-term note program in March 2002.

The company's liquidity position remains strong. Primary short-term liquidity needs are provided through U.S. commercial paper and euro commercial paper issuances. At year-end 2001, outstanding total commercial paper issued totaled $876 million and averaged approximately $1 billion during 2001. Medium-term note shelf borrowing capacity, as discussed previously, totaled $850 million at year-end 2001. Credit support for outstanding commercial paper is provided by a $565 million, 364-day credit agreement among a group of primary relationship banks. The facility provides for up to $65 million in letters of credit ($59 million of which was outstanding at December 31, 2001). An additional letter of credit of $266 million is dedicated to the reacquisition of 3M Inter-Unitek GmbH shares issued in connection with the ESPE Dental AG business combination, with the shares subject to put options exercisable by the former shareholders of ESPE Dental AG from the date of acquisition until January 10, 2003. Committed credit facilities of $93 million are in place across several international subsidiary locations. The company also has uncommitted lines of credit totaling $125 million. The company expects to renew the committed lines of credit facilities in 2002. The company believes it is unlikely that its access to the commercial paper market will be restricted. Cash and cash equivalents and certain other current assets could provide additional liquidity to meet near term obligations, if necessary.

Certain debt agreements ($565 million of short-term lines of credit, $350 million of dealer remarketable securities, and the $303 million of ESOP debt) have ratings triggers (BBB-/Baa3 or lower) that would require repayment of debt. The company currently has an AA/Aa1 rating.

3M entered into put/call option agreements with former shareholders of ESPE Dental AG. Under the put agreements, 3M would be required to purchase the 43 percent minority interest in 3M Inter-Unitek GmbH from former shareholders in ESPE Dental AG for cash of approximately $266 million. This aggregate put option amount is expected to approximate the recorded minority interest liability at the date of exercise. These put options became exercisable on the acquisition date and expire on January 10, 2003. The call options, if exercised, would require the minority shareholders to sell their 3M Inter-Unitek GmbH shares to 3M, based upon a formula set forth in the agreement. These call options become exercisable on December 20, 2003, and expire on June 30, 2004.

A summary of the company's significant contractual obligations follows. Capital lease obligations, unconditional purchase obligations, and other contractual obligations are not significant. The ESOP debt guarantee is included in long-term debt.


                                           Payments due by year
Contractual                   ------------------------------------------------
Obligations                                         2003-    2005-     After
(Millions)                     Total        2002    2004     2006       2006
------------------------------------------------------------------------------
Long-term debt
 (including current portion)  $1,557        $ 37     $716     $ 76     $ 728
Leases                           339          79      115       48        97
Total contractual cash
 obligations                  $1,896        $116     $831     $124     $ 825

Repurchases of 3M common stock totaled $1.322 billion in 2001, compared with $814 million in 2000 and $825 million in 1999. Repurchases were made to support the company's management stock option plan, its general employees' stock purchase plan, and for other corporate purposes. In November 2001, the Board of Directors authorized the repurchase of up to $2.5 billion of the company's common stock. This share repurchase authorization is effective from January 1, 2002, through December 31, 2003. In 2001, under preceding authorizations, the company purchased about 12 million shares.

In 2000 and 1999, a reduction in annual weighted average diluted shares outstanding (including the effects of repurchases, issuances and dilution) resulted in a benefit of 8 cents per diluted share and 2 cents per diluted share, respectively. There was no impact in 2001.

Cash dividends paid to stockholders in 2001 totaled $948 million, or $2.40 per share. 3M has paid dividends since 1916. In February 2002, the Board of Directors increased the quarterly dividend on 3M common stock to 62 cents per share, equivalent to an annual dividend of $2.48 per share. This marks the 44th consecutive year of dividend increases.

Future Outlook
Despite the near-term economic challenges, 3M is poised for greater success via fundamental changes aimed at accelerating growth, increasing productivity and improving asset turnover. 3M expects to emerge from the current economic situation as both a stronger and leaner enterprise.

3M launched several initiatives in 2001 that minimized the impact of economic challenges. 3M's Indirect-Cost Control initiative saved over $500 million compared with 2000. 3M expects another $150 million of savings from this initiative in 2002. 3M's Sourcing initiative saved over $100 million in 2001, with another $150 million expected in 2002. Other initiatives include eProductivity, where 3M believes it has a significant digitization opportunity, and expects $50 million of benefits in 2002; 3M Acceleration, where R&D resources are reallocated to larger, more global projects; and Six Sigma, which focuses on higher growth, lower costs and greater cash flow, and from which 3M expects over $200 million of operating income benefits in 2002.

These initiatives, combined with the company's restructuring plan, are expected to lower costs by more than $1 billion during the 2001 to 2002 time period, even recognizing the initiatives' overlapping impact. These benefits have been built into the earnings projections discussed next.

For 2002 in total, earnings per share, excluding non-recurring items, are expected to be within a range of $4.60 to $5.05 per share. The lower end of the range assumes volume declines of 2 percent, while the top end assumes volume increases of 3 percent. The high end of the range assumes some global economic recovery in the second half of the year. However, first quarter 2002 will be a tougher comparison given that our businesses internationally remained quite strong at the beginning of 2001. Earnings for the first quarter of 2002, excluding non-recurring items, are expected to be within a range of $1.05 to $1.20 per share. The lower end of the range assumes volume declines of 6 percent, while the top end assumes volume declines of 3 percent. These ranges assume a positive 12 cent annual impact due to ceasing goodwill and indefinite-lived tradename amortization in accordance with the company's adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," effective January 1, 2002.

Capital expenditures are expected to total less than $1 billion in 2002.

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

The company enters into foreign exchange forward contracts, options and swaps to hedge against the effect of exchange rate fluctuations on cash flows denominated in foreign currencies and certain intercompany financing transactions. The company manages interest rate risks using a mix of fixed and floating rate debt. To help manage borrowing costs, the company may enter into interest rate swaps. Under these arrangements, the company agrees to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated by reference to an agreed-upon notional principal amount. The company manages commodity price risks through negotiated supply contracts, price protection swaps and forward physical contracts.

A variance/co-variance statistical modeling technique was used to test the company's exposure to changes in currency and interest rates and assess the risk of loss in after-tax earnings of financial instruments, derivatives and underlying exposures outstanding at December 31, 2001. The model (third-party bank dataset) used a 95 percent confidence level over a 12-month time horizon. Based on this analysis of the interest rate risks, possible changes in interest rates would not adversely impact after-tax earnings by a material amount ($6 million at December 31, 2001). Based on this analysis of the primary foreign exchange risks, possible changes in exchange rates could adversely impact after-tax earnings by $57 million. This model analyzed more than 20 different currencies, but does not purport to represent what actually will be experienced by the company. This model does not include certain hedge transactions, because the company believes their inclusion would not materially impact the results. The company used a different modeling dataset in 2001, but still used the variance/co-variance technique and used a 12-month time horizon (versus the one-month time horizon used in 2000). The company does not believe a statistical modeling comparison to 2000 is beneficial, as the company increased both the amount and duration of its foreign currency hedges in 2001. The company also believes it is impracticable (considering cost-benefit criteria) to perform a comparable calculation for 2000.

The company is increasingly striving to move costs outside the United States to naturally protect 3M from currency fluctuations. In 2001, the company increased the amount and duration of its foreign currency hedges to help lessen year-over-year impacts and to improve the predictability of future
earnings.   However, this hedging program will not make 3M immune to currency impacts.

Sensitivity analysis was used to assess commodity risks. The sensitivity analysis technique used evaluates the effect that changes in the market value of commodities will have on the company's commodity derivative instruments.
At year-end 2001 and 2000, the potential change in fair value of commodity derivative instruments, assuming a 10 percent adverse change in the underlying commodity price, was not material ($4 million after tax at December 31, 2001).

The global exposures related to purchased components and materials are such that a one percent price change would result in a pre-tax cost or savings of approximately $40 million per year. Derivative instruments are used to hedge about one percent of this purchased components and materials exposure. The global energy exposure is such that a 10 percent price change would result in a pre-tax cost or savings of approximately $25 million per year. Derivative instruments are used to hedge about 10 percent of this energy exposure.

The Euro Conversion
In February 1997, the company created a European Monetary Union (EMU) Steering Committee and project teams. The objective of these teams was to ensure a smooth transition to EMU for the company. The scope of the teams' efforts included (i) assessing the euro's impact on the company's business and pricing strategies for customers and suppliers, and (ii) ensuring that the company's business processes and information technology (IT) systems could process transactions in euros and local currencies during the transition period and would be converted to the euro by December 31, 2001, in the participating countries.

During 2001, all the business processes for all the euroland companies were converted successfully to the euro; all transactions are now denominated in the euro as the base currency, and records are maintained in euros. The company anticipates that the complete conversion activity, including residual activities in 2002, will cost approximately $30 million.

The Europe and Middle East area contributed 25 percent of consolidated sales and 21 percent of consolidated operating income (excluding non-recurring items) in 2001. The participating countries accounted for 68 percent of the company's sales in the Europe and Middle East area in 2001. The company believes that the euro will, over time, increase price competition for the company's products across Europe due to cross-border price transparency. The company also believes that the adverse effects of increased price competition will be offset somewhat by new business opportunities and efficiencies. The company, however, is not able to estimate the net long-term impact of the euro introduction on the company.

The euro introduction has not had a material impact on the company's overall currency risk. The company anticipates the euro will simplify financial issues related to cross-border trade in the European Union and reduce the transaction costs and administrative time necessary to manage this trade and related risks. The company believes that the associated savings will not be material to corporate results.

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

Forward-looking statements are based on certain assumptions and expectations of future events that are subject to risks and uncertainties. Actual future results and trends may differ materially from historical results or those projected in any such forward-looking statements depending on a variety of factors, including but not limited to the following:

* The effects of, and changes in, worldwide economic conditions. The company operates in more than 60 countries and derives more than half of its revenues from outside the United States. The company's business may be affected by factors in the United States and other countries that are beyond its control, such as downturns in economic activity in a specific country or region; social, political or labor conditions in a specific country or region; or potential adverse foreign tax consequences.

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

* The company's growth objectives are largely dependent on the timing and market acceptance of its new product offerings, including its ability to renew its pipeline of new products and to bring those products to market. This ability may be adversely affected by difficulties or delays in product development, such as the inability to: identify viable new products; successfully complete clinical trials and obtain regulatory approvals; obtain adequate intellectual property protection; or gain market acceptance of new products.

* The company's future results are subject to fluctuations in the costs of purchased components and materials due to market demand, currency exchange risks, shortages and other factors. The company depends on various components and materials for the manufacturing of its products. Although the company has not experienced any difficulty in obtaining components and materials, it is possible that any of its supplier relationships could be terminated in the future. Any sustained interruption in the company's receipt of adequate supplies could have a material adverse effect on the company. In addition, while the company has a process to minimize volatility in component and material pricing, no assurance can be given that the company will be able to successfully manage price fluctuations due to market demand, currency risks, or shortages, or that future price fluctuations will not have a material adverse effect on the company.

* The possibility that acquisitions, divestitures and strategic alliances may not meet sales and/or profit expectations. As part of the company's strategy for growth, the company has made and may continue to make acquisitions, divestitures and strategic alliances. However, there can be no assurance that these will be completed or beneficial to the company.

* The company is the subject of various legal proceedings. The current estimates of the potential impact on the company's consolidated financial position, results of operations and cash flows for its legal proceedings and claims are predictions made by the company about the future and should be considered forward-looking statements. These estimates could change in the future. For a more detailed discussion of the legal proceedings involving the company, see the discussion of "Legal Proceedings" in Part I, Item 3 of this Annual Report on Form 10-K.


Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The company discusses risk management in various places throughout this document, including discussions in Item 7 concerning Financial Condition and Liquidity, and Financial Instruments, and in the Notes to Consolidated Financial Statements (Debt, Other Financial Instruments, and the Derivatives and Hedging Activities accounting policy. All derivative activity is governed by written policies, and a value-at-risk analysis is provided for these derivatives. The company does not have leveraged derivative positions.


Item 8. Financial Statements and Supplementary Data.

        Index to Financial Statements
                                                            Reference (pages)
                                                                 Form 10-K

   Report of Independent Auditors .............................    32

   Consolidated Statement of Income for the years ended
     December 31, 2001, 2000 and 1999 .........................    33

   Consolidated Balance Sheet at December 31, 2001 and
     2000 .....................................................    34

   Consolidated Statement of Changes in Stockholders'
     Equity and Comprehensive Income for the years ended
     December 31, 2001, 2000 and 1999..........................    35

   Consolidated Statement of Cash Flows
     for the years ended December 31,
     2001, 2000 and 1999 ......................................    36

   Notes to Consolidated Financial Statements ................. 37-62

                        Report of Independent Auditors

To the Stockholders and Board of Directors of Minnesota Mining and Manufacturing Company:

In our opinion, the consolidated financial statements listed in Item 8 of this Form 10-K present fairly, in all material respects, the consolidated financial position of Minnesota Mining and Manufacturing Company and Subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.





/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Minneapolis, Minnesota
February 11, 2002

Consolidated Statement of Income
Minnesota Mining and Manufacturing Company and Subsidiaries
Years ended December 31
(Amounts in millions, except per-share amounts)              2001     2000     1999
Net sales                                                 $16,079  $16,724  $15,748
Operating expenses
  Cost of sales                                             8,749    8,787    8,126
  Selling, general and administrative expenses              4,061    3,963    3,712
  Research, development and related expenses                1,084    1,101    1,056
  Other expense (income)                                      (88)    (185)    (102)

    Total                                                  13,806   13,666   12,792
Operating income                                            2,273    3,058    2,956

Interest expense and income
  Interest expense                                            124      111      109
  Interest income                                             (37)     (27)     (33)

    Total                                                      87       84       76

Income before income taxes, minority interest
  and cumulative effect of accounting change                2,186    2,974    2,880
Provision for income taxes                                    702    1,025    1,032
Minority interest                                              54       92       85

Income before cumulative effect of accounting change        1,430    1,857    1,763
Cumulative effect of accounting change                         --      (75)      --
    Net income                                            $ 1,430  $ 1,782  $ 1,763

Weighted average common shares outstanding - basic          394.3    395.7    402.0
Earnings per share - basic
  Income before cumulative effect of accounting change    $  3.63  $  4.69  $  4.39
  Cumulative effect of accounting change                       --     (.19)      --
    Net income                                            $  3.63  $  4.50  $  4.39


Weighted average common shares outstanding - diluted        399.9    399.9    406.5
Earnings per share - diluted
  Income before cumulative effect of accounting change    $  3.58  $  4.64  $  4.34
  Cumulative effect of accounting change                       --     (.19)      --
    Net income                                            $  3.58  $  4.45  $  4.34

<F1>
The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

Consolidated Balance Sheet
Minnesota Mining and Manufacturing Company and Subsidiaries
At December 31
(Dollars in millions)                                         2001       2000
Assets
Current assets
  Cash and cash equivalents                                $   616    $   302
  Accounts receivable - net                                  2,482      2,891
  Inventories                                                2,091      2,312
  Other current assets                                       1,107        874
          Total current assets                               6,296      6,379

Investments                                                    275        310
Property, plant and equipment - net                          5,615      5,823
Other assets                                                 2,420      2,010
          Total assets                                     $14,606    $14,522

Liabilities and Stockholders' Equity
Current liabilities
  Short-term debt                                          $ 1,373    $ 1,866
  Accounts payable                                             753        932
  Payroll                                                      539        382
  Income taxes                                                 596        462
  Other current liabilities                                  1,248      1,112
          Total current liabilities                          4,509      4,754

Long-term debt                                               1,520        971
Other liabilities                                            2,491      2,266
          Total liabilities                                  8,520      7,991

Stockholders' equity
  Common stock, par value $.01 per share                         5          5
    Shares outstanding - 2001: 391,303,636
                         2000: 396,085,348
  Capital in excess of par value                               291        291
  Retained earnings                                         11,914     11,517
  Treasury stock                                            (4,633)    (4,065)
  Unearned compensation                                       (286)      (303)
  Accumulated other comprehensive income (loss)             (1,205)      (914)
          Stockholders' equity - net                         6,086      6,531

          Total liabilities and stockholder's equity       $14,606    $14,522

<F1>
The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.


Consolidated Statement of Changes in
Stockholders' Equity and Comprehensive Income
Minnesota Mining and Manufacturing Company and Subsidiaries
                                                                                   Accumulated
                                                  Common                                 Other
                                               Stock and                               Compre-
                                              Capital in                     Unearned  hensive
(Dollars in millions,                             Excess  Retained  Treasury   Compen-  Income
except per-share amounts)                  Total  of Par  Earnings     Stock   sation   (Loss)
Balance at December 31, 1998              $5,936    $296   $ 9,980   $(3,482)   $(350)  $(508)

Net income                                 1,763             1,763
Cumulative translation adjustment - net
  of $2 million tax benefit                 (176)                                        (176)
Minimum pension liability adjustment - net
  of $36 million tax benefit                 (30)                                         (30)
Debt and equity securities, unrealized
  gain - net of $77 million tax provision    126                                          126
Total comprehensive income                 1,683

Dividends paid ($2.24 per share)            (901)             (901)
Amortization of unearned compensation         23                                   23
Reacquired stock (9.0 million shares)       (825)                       (825)
Issuances pursuant to stock option
  and benefit plans (5.7 million shares)     373              (101)      474

    Balance at December 31, 1999          $6,289    $296   $10,741   $(3,833)   $(327)  $(588)

Net income                                 1,782             1,782
Cumulative translation adjustment - net
  of $5 million tax provision               (191)                                        (191)
Minimum pension liability adjustment - net
  of $37 million tax benefit                 (28)                                         (28)
Debt and equity securities, unrealized
  loss - net of $65 million tax benefit     (107)                                        (107)
Total comprehensive income                 1,456

Dividends paid ($2.32 per share)            (918)             (918)
Amortization of unearned compensation         24                                   24
Reacquired stock (9.1 million shares)       (814)                       (814)
Issuances pursuant to stock option
  and benefit plans (6.3 million shares)     483               (88)      571
Issuances pursuant to acquisitions
  (129 thousand shares)                       11                          11

    Balance at December 31, 2000          $6,531    $296   $11,517   $(4,065)   $(303)  $(914)

Net income                                 1,430             1,430
Cumulative translation adjustment - net
  of $14 million tax provision              (267)                                        (267)
Minimum pension liability adjustment - net
  of $15 million tax benefit                 (16)                                         (16)
Debt and equity securities, unrealized
  loss - net of $11 million tax benefit      (17)                                         (17)
Derivative financial instruments - unrealized
  gain - net of $5 million tax provision       9                                            9
Total comprehensive income                 1,139

Dividends paid ($2.40 per share)            (948)             (948)
Amortization of unearned compensation         17                                   17
Reacquired stock (12.0 million shares)    (1,322)                     (1,322)
Issuances pursuant to stock option
  and benefit plans (6.1 million shares)     543               (85)      628
Issuances pursuant to acquisitions, net
  of returns of $1 million from escrow
  (net 1.1 million shares issued)            126                         126

    Balance at December 31, 2001          $6,086    $296   $11,914   $(4,633)   $(286) $(1,205)

<F1>
The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

Consolidated Statement of Cash Flows
Minnesota Mining and Manufacturing Company and Subsidiaries
Years ended December 31                                      2001     2000     1999
(Dollars in millions)
Cash Flows from Operating Activities
Net income                                                $ 1,430   $1,782   $1,763
Adjustments to reconcile net income
    to net cash provided by operating activities
  Depreciation and amortization                             1,089    1,025      900
  Deferred income tax provision                                 1       89       95
  Changes in assets and liabilities
    Accounts receivable                                       345     (171)    (186)
    Inventories                                               194     (261)      96
    Other current assets                                      (97)     (69)     (11)
    Other assets - net of amortization                        (13)    (145)     119
    Income taxes payable                                      148       27      196
    Accounts payable and other current liabilities            (62)      65      (63)
    Other liabilities                                         (27)     (92)     173
  Other - net                                                  70       76       (1)
Net cash provided by operating activities                   3,078    2,326    3,081

Cash Flows from Investing Activities
Purchases of property, plant and equipment                   (980)  (1,115)  (1,050)
Proceeds from sale of property, plant and equipment           102      104      108
Acquisitions of businesses                                   (218)    (472)    (374)
Proceeds from sale of businesses                               11        1      249
Purchases of investments                                      (12)     (12)     (56)
Proceeds from sale of investments                              47      121        9
Net cash used in investing activities                      (1,050)  (1,373)  (1,114)

Cash Flows from Financing Activities
Change in short-term debt - net                               (20)    (236)    (164)
Repayment of debt (maturities greater than 90 days)        (1,564)     (23)    (179)
Proceeds from debt (maturities greater than 90 days)        1,693      495        2
Purchases of treasury stock                                (1,322)    (814)    (825)
Reissuances of treasury stock                                 462      425      347
Dividends paid to stockholders                               (948)    (918)    (901)
Distributions to minority interests                           (17)     (60)     (51)
Net cash used in financing activities                      (1,716)  (1,131)  (1,771)

Effect of exchange rate changes on cash                         2       93      (20)

Net increase (decrease) in cash and cash equivalents          314      (85)     176
Cash and cash equivalents at beginning of year                302      387      211
Cash and cash equivalents at end of year                   $  616   $  302   $  387

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

Reclassifications: Certain prior period balance sheet amounts have been reclassified to conform with the current year presentation.

Use of estimates: The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Cash and cash equivalents: Cash and cash equivalents consist of cash and temporary investments with maturities of three months or less when purchased.

Investments: Investments primarily include the cash surrender value of life insurance policies and real estate and venture capital investments. Unrealized gains and losses relating to investments classified as available-for-sale are recorded as a component of accumulated other comprehensive income in stockholders' equity.

Inventories: Inventories are stated at lower of cost or market, with cost generally determined on a first-in, first-out basis.

Property, plant and equipment: Property, plant and equipment are recorded at cost, including capitalized interest and internal engineering cost. Depreciation of property, plant and equipment generally is computed using the straight-line method based on estimated useful lives of the assets. Buildings and improvements estimated useful lives primarily range from 10 to 40 years, with the majority in the 20- to 40-year range. Machinery and equipment estimated useful lives primarily range from 3 to 15 years, with the majority in the 5- to 10-year range. Fully depreciated assets are retained in property and accumulated depreciation accounts until removed from service. Upon disposal, assets and related accumulated depreciation are removed from the accounts and the net amount, less proceeds from disposal, is charged or credited to operations.

Other assets:  Goodwill is amortized on a straight-line basis over the periods
benefited, ranging from 5 to 40 years   Other intangible assets are amortized
on a straight-line basis over their estimated economic lives. Refer to "New accounting pronouncements" that follows for information about the cessation of goodwill and other indefinite-lived intangible asset amortization effective January 1, 2002.

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

Revenue recognition: Revenue is recognized when the risks and rewards of ownership have substantively transferred to customers, regardless of whether legal title has transferred. This condition is normally met when the product has been delivered or upon performance of services. The company sells a wide range of products to a diversified base of customers around the world and, therefore, believes there is no material concentration of credit risk. Prior to 2000, the company recognized revenue upon shipment of goods to customers and upon performance of services (refer to "Cumulative Effect of Accounting Change" that follows).

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

Accounting for stock-based compensation: The company uses the intrinsic value method for its Management Stock Ownership Program (MSOP). The General Employees' Stock Purchase Plan is considered non-compensatory.

Comprehensive income: Total comprehensive income and the components of accumulated other comprehensive income are presented in the Consolidated Statement of Changes in Stockholders' Equity and Comprehensive Income. Accumulated other comprehensive income is composed of foreign currency translation effects (including hedges of net investments in international companies), minimum pension liability adjustments, unrealized gains and losses on available-for-sale debt and equity securities, and unrealized gains and losses on cash flow hedging instruments.

Earnings per share: The difference in the weighted average shares outstanding for calculating basic and diluted earnings per share is attributable to the dilution associated with the company's stock-based compensation plans.

Derivatives and hedging activities: Effective January 1, 2001, the company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138. This new accounting standard requires that all derivative instruments be recorded on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. The effect of adopting this standard was not material to the company's consolidated financial statements.

The company uses interest rate swaps, currency swaps, and forward and option contracts to manage risks generally associated with foreign exchange rate, interest rate and commodity market volatility. All hedging instruments are designated and effective as hedges, in accordance with U.S. generally accepted accounting principles. If the underlying hedged transaction ceases to exist, all changes in fair value of the related derivatives that have not been settled are recognized in current earnings. Instruments that do not qualify for hedge accounting are marked to market with changes recognized in current earnings. The company does not hold or issue derivative financial instruments for trading purposes and is not a party to leveraged derivatives.

New accounting pronouncements: In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets." The most significant changes made by SFAS No. 141 are: 1) requiring that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and 2) establishing specific criteria for the recognition of intangible assets separately from goodwill.

SFAS No. 142 primarily addresses the accounting for acquired goodwill and intangible assets (i.e., the post-acquisition accounting). The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001. The most significant changes made by SFAS No. 142 are: 1) goodwill and indefinite-lived intangible assets will no longer be amortized; 2) goodwill and indefinite-lived intangible assets will be tested for impairment at least annually (a preliminary review indicated that no impairment existed at December 31, 2001); and 3) the amortization period of intangible assets with finite lives will no longer be limited to 40 years.

SFAS No. 141 applies to all business combinations with a closing date after June 30, 2001. SFAS No. 142 will be adopted effective January 1, 2002. Goodwill and intangible assets acquired after June 30, 2001, are subject immediately to the non-amortization and amortization provisions of this statement. These standards permit only prospective application of the new accounting; accordingly, adoption of these standards will not affect previously reported 3M financial information. The principal effect of SFAS No. 142 will be the elimination of goodwill amortization. Amortization of goodwill and indefinite-lived intangible assets in 2001 was $67 million (net income impact of $51 million, or 12 cents per diluted share).

In June 2001, the Financial Accounting Standards Board also issued Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations", which must be adopted no later than January 1, 2003. This statement establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. The company is reviewing the requirements of this standard. Although the company expects that this standard will not materially affect its financial position or results of operations, it has not yet finalized its determination of the impact of this standard on its consolidated financial statements.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which will be adopted by the company on January 1, 2002. The company does not expect this standard to have a material impact on its consolidated financial statements. This standard broadens the presentation of discontinued operations to include more disposal transactions, thus the recognition of discontinued operations is expected to become more common under this new standard.

The company will adopt Emerging Issues Task Force Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products", effective January 1, 2002. This statement addresses whether certain consideration from a vendor to a reseller of the vendor's products is an adjustment to selling prices or a cost. It is estimated that this statement will result in Consumer and Office segment annual net sales and advertising cost (included in selling, general and administrative expenses) being reduced by approximately $25 million annually for years 1999 through 2001. This statement would have no effect on the company's net income or its financial position.

Cumulative Effect of Accounting Change
During the fourth quarter of 2000, the company changed its revenue recognition policies. Essentially, the new policies recognize that the risks and rewards of ownership in many transactions do not substantively transfer to customers until the product has been delivered, regardless of whether legal title has transferred. In addition to this change in accounting that affected a substantial portion of its product sales, the company has revised aspects of its accounting for services provided in several of its smaller businesses. These new policies are consistent with the guidance contained in SEC Staff Accounting Bulletin No. 101. The effect of these changes in revenue recognition policies, as of January 1, 2000, is reported as the cumulative effect of an accounting change in 2000. This change did not have a significant effect on previously reported 2000 quarters or on prior years.

Restructuring Charges and Other Non-recurring Items
During the first half of 2001, the company developed and announced a restructuring plan that consolidates certain operations and streamlines the organization to increase speed and productivity. In June 2001, the company completed the identification of all significant actions to be taken and obtained final approvals from the appropriate level of management. In the fourth quarter of 2001, the company obtained approvals for certain additional actions. In 2001 the company recorded charges of $569 million ($353 million after tax and minority interest), principally related to the restructuring plan. These charges were classified as a component of cost of sales ($249 million); selling, general and administrative expenses ($300 million); and research, development and related expenses ($20 million). Of the total charges, $472 million related to employee severance and benefits, $80 million related to accelerated depreciation (incremental charges resulting from shortened depreciable lives, primarily related to downsizing or consolidating manufacturing operations), and $17 million related to other exit activities.

The accelerated depreciation (related to assets included in property, plant and equipment) primarily involved specialized 3M manufacturing machinery and equipment. Estimated salvage values were based on estimates of proceeds upon sale of certain affected assets. The charges related to other exit activities include incremental costs and contractual obligations for items such as lease termination payments and other facility exit costs incurred as a direct result of this plan.

In connection with its restructuring plan, the company expects to eliminate a total of about 6,000 positions, with most of these reductions occurring by June 30, 2002. Through December 31, 2001, the company had eliminated about 3,500 positions. These positions represent a wide range of functions throughout the company. Of the 6,000 employment reduction for the total plan, about 40 percent will occur in the United States, 35 percent in Europe, and the balance in other international areas. All business segments were impacted directly and also indirectly through reduced allocations of corporate staff service costs. Employee severance and benefit charges totaling $472 million were taken during 2001. These charges were taken in the quarter when management approved the plans and after severance benefits had been communicated to the employees.

Of the company's remaining current liability at December 31, 2001, $185 million is classified in current liabilities (payroll) and $13 million is classified in other current liabilities on the Consolidated Balance Sheet. The company classified $124 million of the current year's charges as long-term liabilities. Special termination pension and medical benefits, aggregating $62 million, were offered to eligible employees. These benefits will generally be paid over their life expectancies. In addition, the company estimates that $62 million of deferred separation pay will be paid in 2003 and beyond. The company also recorded $8 million of non-cash stock option expense due to the reclassification of certain employees age 50 and older to retiree status, resulting in a modification of their original stock option awards for accounting purposes. The current liabilities and a portion of the non-current liabilities will be funded through cash provided by operations, with additional funding for non-current liabilities provided through established pension and postretirement trust funds.

The restructuring plan includes actions in 25 locations in the United States, 27 in Europe, eight in the Asia Pacific area, 13 in Latin America, and four in Canada. Substantially all actions required by the plan are expected to be completed by June 30, 2002. The company has not discontinued any major product lines as a result of the restructuring plan. The restructuring charges do not include any write-down of goodwill or other intangible assets.

Selected information related to these 2001 charges follows.
                             Employee
                            Severance
                                  and    Accelerated
(Millions)                   Benefits   Depreciation    Other    Total
                             --------   ------------   ------   ------
2001 charges
    Second quarter               $386            $--      $11     $397
    Third quarter                  27             39        3       69
    Fourth quarter                 59             41        3      103
                                 ----           ----     ----     ----
      Total charges              $472            $80      $17     $569

Cash payments                    (155)                     (4)    (159)
Non-cash                           (8)           (80)      --      (88)
Long-term portion
  of liability                   (124)                     --     (124)

Current liability at
  December 31, 2001              $185                     $13     $198
                                 ====                    ====     ====

Selected information related to the company's 1998 restructuring program follows.
                              Employee    Write-down
                             Severance    of Property,
                                   and    Plant and
(Millions)                    Benefits    Equipment       Other      Total
                              --------    ------------   -------   ---------
1998 charges                      $271       $143         $79        $493
1999 changes in estimates            4        (31)         (1)        (28)
Total charges                     $275       $112         $78        $465

December 31, 1998 liability       $232                    $32        $264
1999 cash payments                (205)                   (23)       (228)
1999 changes in estimates            4                     (1)          3
December 31, 1999 liability       $ 31                    $ 8        $ 39
2000 cash payments                 (24)                    (4)        (28)
December 31, 2000 liability       $  7                    $ 4        $ 11
2001 cash payments                  (3)                    (2)         (5)
December 31, 2001 liability       $  4                    $ 2         $ 6

Acquisitions and Divestitures
General: In 2001, 2000 and 1999, all business combinations completed by the company used the purchase method of accounting. Effective January 1, 2002, with the adoption of SFAS No. 142, goodwill and indefinite-lived intangibles will no longer be amortized.

Year 2001 acquisitions: In 2001, the company completed three notable business combinations, all in the first quarter of the year. 3M acquired MicroTouch Systems, Inc., a touch screen manufacturer, for $158 million in cash, net of cash acquired. 3M also acquired Robinson Nugent, Inc., a telecommunications supplier, in exchange for 1,124,135 shares of 3M common stock that had a fair market value of $127 million as of the acquisition date. 3M also combined its German dental business (3M Inter-Unitek GmbH, an existing 3M subsidiary) with ESPE Dental AG, a dental products manufacturer. 3M Inter-Unitek GmbH acquired 100 percent of the outstanding shares of ESPE Dental AG in exchange for 43 percent ownership in 3M Inter-Unitek GmbH and $25 million, net of cash acquired. Upon completion of this transaction, 3M holds a 57 percent controlling interest in 3M Inter-Unitek GmbH and consolidates it with a provision for the minority interest that does not have participating rights.
3M entered into put/call option agreements with former shareholders of ESPE Dental AG. Under the put agreements, 3M would be required to purchase the 43 percent minority interest in 3M Inter-Unitek GmbH from former shareholders of ESPE Dental AG for cash of approximately $266 million. These put options became exercisable on the acquisition date and expire on January 10, 2003.
The call options, if exercised, would require the minority shareholders to sell their 3M Inter-Unitek GmbH shares to 3M, based upon a formula set forth in the agreement. These call options become exercisable on December 20, 2003, and expire on June 30, 2004.

The 2001 purchased intangible assets, including goodwill, through December 31, 2001, are being amortized on a straight-line basis over the periods benefited, ranging from 4 to 40 years. In-process research and development charges associated with these acquisitions were not material. Pro forma information related to these acquisitions is not provided because the impact of these acquisitions on the company's consolidated results of operations is not considered to be significant.

Consolidated balance sheet purchase price allocations: The purchase price allocations and the resulting impact on the consolidated balance sheet relating to all 2001 business combinations, including five small acquisitions not discussed previously, are summarized in the following table. The impact on the consolidated balance sheet for 2000 and 1999 acquisitions (discussed later) are also summarized in the table that follows.

Asset (Liability)
(Millions)
                                2001          2000         1999
                                -----         -----        -----
Accounts receivable             $ 67          $ 86         $  5
Inventories                       64           112            8
Other current assets              19            13            6
Property, plant and equipment    110           179           14
Purchased intangible assets      473           326          254
Other assets                      23            30           15
Accounts payable and
  other current liabilities     (138)          (93)          --
Interest bearing debt            (16)         (123)          --
Minority interest liability     (243)           --           72
Other long-term liabilities      (14)          (47)          --
                                -----         -----        -----
  Net assets acquired           $345          $483         $374
                                =====         =====        =====

Cash, net of cash acquired      $218          $472         $374
Non-cash (3M shares at
  fair value)                    127            11           --
                                -----         -----        -----
  Net assets acquired           $345          $483         $374
                                =====         =====        =====

Year 2000 acquisitions: During 2000, 3M acquired 91 percent (subsequently increased to 93 percent), of Quante AG (a telecommunications supplier), 100 percent of the multi-layer integrated circuit packaging line of W.L. Gore and Associates, and seven smaller businesses for a total purchase price of $472 million in cash (net of cash acquired) plus 128,994 shares of 3M common stock. The stock had a fair market value of $11 million at the acquisition date and was previously held as 3M treasury stock.

The 2000 purchased intangible assets, including goodwill, through December 31, 2001, are being amortized on a straight-line basis over the periods benefited, ranging from 3 to 20 years. In-process research and development charges associated with these acquisitions were not significant. Pro forma information related to these acquisitions is not included because the impact of these acquisitions on the company's consolidated results of operations is not considered to be significant.

Year 1999 acquisition: During 1999, 3M had one notable acquisition and acquired seven smaller businesses. In December 1999, 3M finalized the acquisition of the outstanding 46 percent minority interest in Dyneon LLC from Celanese AG for approximately $340 million in cash, primarily financed by debt. The purchase price exceeded the fair value of the minority interest net assets by approximately $267 million, of which approximately $242 million represents goodwill and other intangible assets that will be amortized over 20 years or less. If this acquisition had occurred at the beginning of 1999, the effect on consolidated results of operations would not have been significant.

Year 1999 divestitures: On June 30, 1999, the company closed the sale of Eastern Heights Bank, a subsidiary banking operation, and the sale of the assets of its cardiovascular systems business. These divestitures generated cash proceeds of $203 million and resulted in a pre-tax gain of $118 million ($69 million after tax) in the second quarter of 1999. 3M also recorded a pre-tax gain of $32 million ($20 million after tax) related to divestitures, mainly in the Health Care segment, in the third quarter of 1999. These pre-tax gains are recorded in the other expense (income) line within operating income. The primary impact of these divestitures on the 1999 Consolidated Balance Sheet was to reduce investments by about $350 million and decrease current and other liabilities by a similar amount.

Supplemental Statement of Income Information

(Millions)                                         2001       2000       1999
Research, development and related expenses       $1,084     $1,101     $1,056
Advertising and merchandising costs                 432        544        484


Research and development expenses, covering basic scientific research and the application of scientific advances to the development of new and improved products and their uses, totaled $745 million, $727 million and $688 million in 2001, 2000 and 1999, respectively. Related expenses primarily include technical support provided by the laboratories for existing products.

Supplemental Balance Sheet Information
(Millions)                                                   2001        2000
Accounts receivable
Accounts receivable                                       $ 2,569     $ 2,975
Less allowances                                                87          84
  Accounts receivable - net                               $ 2,482     $ 2,891

Inventories
Finished goods                                            $ 1,103     $ 1,231
Work in process                                               611         663
Raw materials                                                 377         418
  Total inventories                                       $ 2,091     $ 2,312

Other current assets
Product and other insurance receivables                   $   304     $   267
Deferred income taxes                                         290         152
Other                                                         513         455
  Total other current assets                              $ 1,107     $   874

Investments
Available-for-sale (fair value)                           $    37     $    72
Other (cost, which approximates fair value)                   238         238
  Total investments                                       $   275     $   310





TABLE
Supplemental Balance Sheet Information (continued)

(Millions)                                                   2001        2000
Property, plant and equipment - at cost
Land                                                      $   224     $   249
Buildings and leasehold improvements                        3,510       3,477
Machinery and equipment                                    10,208       9,958
Construction in progress                                      423         486
                                                           14,365      14,170
Less accumulated depreciation                               8,750       8,347
  Property, plant and equipment - net                     $ 5,615     $ 5,823

Other assets
Goodwill                                                  $   984     $   647
Patents                                                       141         141
Tradenames                                                     52          34
Other intangible assets                                        36          35
Prepaid pension benefits                                      537         412
Product and other insurance receivables                       481         566
Deferred income taxes                                         152         143
Other                                                          37          32
  Total other assets                                      $ 2,420     $ 2,010

Other current liabilities
Employee benefits and withholdings                        $   295     $   237
Accrued trade payables                                        267         277
Deferred income                                               188         132
Property and other taxes                                      153         137
Product and other claims                                      119         107
Deferred income taxes                                          16           8
Other                                                         210         214
  Total other current liabilities                         $ 1,248     $ 1,112

Other liabilities
Non-funded pension and postretirement benefits            $   633     $   754
Minority interest in subsidiaries                             527         346
Deferred income taxes                                         469         362
Employee benefits                                             355         289
Product and other claims                                      335         339
Deferred income                                                94          12
Other                                                          78         164
  Total other liabilities                                 $ 2,491     $ 2,266

At December 31, 2001 and 2000, respectively, product and other insurance receivables (current and long-term) include $406 million and $519 million related to the breast implant matter, $223 million and $155 million related to respirator/mask/asbestos litigation, and $156 million and $159 million of other insurance receivables. Although at December 31, 2001, receivables for insurance recoveries related to the breast implant matter of $324 million continue to be contested by insurance carriers, management, based on the opinion of counsel, believes such amounts will ultimately be collected. Accounts payable included drafts payable on demand of $83 million at December 31, 2001, and $109 million at December 31, 2000.

Supplemental Stockholders' Equity and Comprehensive Income Information
Common stock ($.01 par value per share; $.50 par value at December 31, 1999) of 1.5 billion shares is authorized (1 billion shares at December 31, 1999), with 472,016,528 shares issued in 2001, 2000 and 1999. Common stock and capital in excess of par includes $231 million transferred from common stock to capital in excess of par value during 2000 in connection with the change in par value of the company's common stock from $.50 to $.01 per share. Preferred stock, without par value, of 10 million shares is authorized but unissued.

The following table shows the ending balances of the components of accumulated other comprehensive income (loss).

Accumulated Other Comprehensive Income (Loss)
(Millions)                                               2001    2000    1999
Cumulative translation - net                          $(1,152)  $(885)  $(694)
Minimum pension liability adjustments - net               (74)    (58)    (30)
Debt and equity securities, unrealized gain - net          12      29     136
Cash flow hedging instruments, unrealized gain - net        9      --      --
  Total accumulated other comprehensive income (loss) $(1,205)  $(914)  $(588)

Reclassification adjustments are made to avoid double counting in comprehensive income items that are also displayed as part of net income. A summary of these reclassification adjustments follows.

Reclassification Adjustments to Comprehensive Income
(Millions)                                              2001    2000    1999
Gains on sale or donation of equity securities,
  net of tax provision of $9 million,
  $39 million and $16 million, respectively,
  for 2001, 2000 and 1999                               $ 14    $ 62    $ 25
Write-down of equity securities, net of tax benefit
  of $3 million                                           (5)     --      --
Cash flow hedging instruments, gains - net
  of tax provision of $8 million                          13      --      --

In 1999, the equity security gains related to appreciated equity securities donated to the 3M Foundation. In 2001, 2000 and 1999, other reclassification adjustments were not material. No tax provision has been made for the translation of foreign currency financial statements into U.S. dollars.

Supplemental Cash Flow Information
(Millions)                                           2001     2000     1999
Cash income tax payments                            $ 520   $  852    $ 653
Cash interest payments                                137      104      114
Capitalized interest                                   26       31       26
Depreciation                                          916      915      822
Amortization of software                               74       45       39
Amortization of goodwill and
  indefinite-lived tradenames                          67       44       24
Amortization of patents and
  other identifiable intangibles                       32       21       15

Individual amounts on the Consolidated Statement of Cash Flows exclude the effects of acquisitions, divestitures and exchange rate impacts, which are presented separately. In 2000, the net impact of cumulative effect of accounting changes is recorded in "Other - net" within operating activities.

Non-cash transactions occurring during 2001 included:
*3M acquired Robinson Nugent, Inc. in exchange for shares of 3M common stock that had a fair market value of $127 million.
*The company exchanged 43 percent ownership in 3M Inter-Unitek GmbH, previously a wholly owned subsidiary, for 87 percent of ESPE Dental AG. The value of this transaction is estimated at approximately $245 million. *Dividends declared, but not paid at December 31, 2001, of $40 million were payable to minority interests in consolidated subsidiaries.

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

Debt
Short-Term Debt                                  Effective
(Millions)                                     Interest Rate*    2001    2000
U.S. dollar commercial paper                      2.60%        $  731  $  655
Non-U.S. dollar commercial paper                  3.92%           145      --
5.6523% dealer remarketable securities            5.65%           350     352
Long-term debt - current portion                  8.94%             5     616
Long-term debt - current portion - ESOP
 debt guarantee                                   5.62%            32      30
Other borrowings                                  7.25%           110     213
  Total short-term debt                                        $1,373  $1,866

Long-Term Debt                    Currency/    Effective
                                  Fixed vs.    Interest    Maturity
(Millions)                        Floating       Rate*         Date       2001   2000
U.S. dollar (USD) 6.375% note     USD Fixed      6.38%         2028     $  330  $ 330
ESOP debt guarantee               USD Fixed      5.62%    2003-2009        271    303
4.25% medium-term note            USD Floating   1.76%         2004        200     --
4.90% medium-term note            USD Floating   1.87%         2004        150     --
Japanese Yen (JPY) 1% Eurobond    JPY Fixed      1.00%         2003        122    139
4.57% medium-term note            USD Fixed      4.57%         2003        100     --
Dec. 2041 floating rate note      USD Floating   1.67%         2041        100     --
Sumitomo 3M Limited 0.795% note   JPY Fixed      0.80%         2003         76     87
Other borrowings                  Various        2.25%    2003-2040        171    112
  Total long-term debt                                                  $1,520  $ 971


Weighted-Average Effective Interest Rate*
                                    Total               Excluding ESOP debt
At December 31                2001          2000        2001           2000
Short-Term                    3.98%         6.29%       3.94%          6.30%
Long-Term                     3.60%         4.84%       3.15%          4.48%

<F1>
*Reflects the effects of interest rate and currency swaps at December 31.

In December 2001, the company's dealer remarketable securities were remarketed for one year. They were reissued with a fixed coupon rate of 5.6523 percent. The remarketable securities can be remarketed annually, at the option of the dealer, for a year each time, with a final maturity date of December 2010.

In October 2000, the company filed a shelf registration with the Securities and Exchange Commission relating to the potential offering of debt securities of up to $1.5 billion. After the shelf registration became effective, the company in May 2001 established under the shelf a medium-term notes program through which up to $1.4 billion of medium-term notes may be offered. As of December 31, 2001, $550 million of medium-term notes had been issued under the medium term note program and another $56 million of debt securities had been issued directly from the shelf, aggregating $606 million debt securities offered for 2001 under the shelf.

The ESOP debt is serviced by dividends on stock held by the ESOP and by company contributions. These contributions are not reported as interest expense, but are reported as an employee benefit expense in the Consolidated Statement of Income. Other borrowings includes debt held by 3M's international companies, and floating rate notes and industrial bond issues in the United States, with the long-term portion of this debt primarily comprised of U.S. Dollar floating rate debt.

Maturities of long-term debt for the next five years are: 2002, $37 million; 2003, $331 million; 2004, $385 million; 2005, $37 million; and 2006, $39 million.

At year-end 2001, available short-term lines of credit totaled about $658 million, of which $59 million was outstanding. An additional letter of credit of $266 million is dedicated to the reacquisition of 3M Inter-Unitek shares issued in connection with the ESPE Dental AG business combination, with the shares subject to put options exercisable by former shareholders of ESPE Dental AG from the date of acquisition until January 10, 2003. The company also has uncommitted lines of credit totaling $125 million. Debt covenants do not restrict the payment of dividends.

Other Financial Instruments
Foreign Currency Forward and Option Contracts: The company enters into foreign exchange forward contracts, options and swaps to hedge against the effect of exchange rate fluctuations on cash flows denominated in foreign currencies and certain intercompany financing transactions. These transactions are designated as cash flow hedges. At December 31, 2001, the company had various open foreign exchange forward and option contracts, the majority of which had maturities of one year or less. The amounts at risk are not material because the company has the ability to generate offsetting foreign currency cash flows.

For foreign currency cash flow hedges, the net realized gain recorded in cost of sales for the year 2001 totaled $37 million, with the impact largely offset by underlying hedged items. The settlement or extension of these derivatives will result in reclassifications to earnings in the period during which the hedged transactions affect earnings (from other comprehensive income). If exchange rates are unchanged within the next 12 months, the company expects to reclassify to after-tax earnings a majority of the $17 million of unrealized net gains included in cash flow hedging instruments within other comprehensive income at December 31, 2001, with the impact largely offset by underlying hedged items. The maximum length of time over which 3M is hedging its exposure to the variability in future cash flows for a majority of the forecasted transactions, excluding those forecasted transactions related to the payment of variable interest on existing financial instruments, is 12 months. No foreign currency cash-flow hedges were discontinued during 2001. Hedge ineffectiveness was not material for the year 2001.

Interest Rate & Currency Swaps: The company manages interest expense using a mix of fixed and floating rate debt. To help manage borrowing costs, the company may enter into interest rate swaps. Under these arrangements, the company agrees to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated by reference to an agreed-upon notional principal amount. The company uses interest rate and currency swaps to manage interest rate risk related to borrowings.

At December 31, 2001, the company had interest rate swaps with a fair value of $7 million designated as fair value hedges of underlying fixed rate obligations. The mark-to-market of these fair value hedges is recorded as gains or losses in interest expense and is offset by the gain or loss on the underlying debt instrument that is also recorded in interest expense. All existing fair value hedges are 100 percent effective and thus, there is no impact to earnings due to hedge ineffectiveness.

From time to time, the company also uses cross-currency interest rate swaps to hedge foreign currency and interest rates. There were no cross-currency interest rate swaps outstanding at December 31, 2001.

Net Investment Hedging: From time to time, the company uses foreign currency debt and forwards to hedge portions of the company's net investments in foreign operations. For hedges that meet the effectiveness requirements, the net gains or losses are recorded in cumulative translation within other comprehensive income, with any ineffectiveness recorded in cost of sales. In 2001, an unrealized after-tax gain of $23 million was recorded in cumulative translation. Hedge ineffectiveness resulted in after-tax realized gains totaling $4 million in 2001.

Commodity Price Management: The company manages commodity price risks through negotiated supply contracts, price protection swaps and forward physical contracts. The company uses commodity price swaps as cash flow hedges of forecasted transactions to manage price volatility. The related mark-to-market gain or loss on qualifying hedges is included in other comprehensive income to the extent effective (typically 100 percent effective), and reclassified into cost of sales in the period during which the hedged transaction affects earnings. For total year 2001, an unrealized after-tax loss of $8 million was recorded in cash flow hedging instruments within other comprehensive income, with the majority expected to be reclassified to earnings beyond 12 months and expected to be largely offset by underlying hedged items. 3M has hedged its exposure to the variability of future cash flows for certain forecasted transactions through 2005. No commodity cash flow hedges were discontinued during the 12 months ended December 31, 2001.

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

Fair value of financial instruments: At December 31, 2001 and 2000, the company's financial instruments included cash and cash equivalents, accounts receivable, investments, accounts payable, borrowing, and derivative contracts. The fair values of cash and cash equivalents, accounts receivable, accounts payable, and short-term debt (except the $350 million dealer remarketable security) approximated carrying values because of the short-term nature of these instruments. Available-for-sale investments and year-end 2001 derivative contracts are reported at fair values. Fair values for investments held at cost are not readily available, but are believed to approximate fair value. The carrying amounts and estimated fair values of other financial instruments based on third-party quotes follow.

Financial Instruments Carrying Amounts and Estimated Fair Values
                                  December 31, 2001      December 31, 2000
                                  Carrying      Fair     Carrying       Fair
(Millions)                          Amount     Value       Amount      Value
Short-term debt - dealer
  remarketable securities           $  350    $  366         $352       $362
Long-term debt                       1,520     1,494          971        950

Income Taxes
At December 31, 2001, about $3.3 billion of retained earnings attributable to international companies were considered to be indefinitely invested. No provision has been made for taxes that might be payable if these earnings were remitted to the United States. It is not practical to determine the amount of incremental taxes that might arise were these earnings to be remitted.

In 2000, the company recorded a cumulative effect of accounting change, reducing earnings by $75 million net of tax. The provision for income taxes excludes a $42 million tax benefit related to this cumulative effect.

Income before Income Taxes, Minority Interest
and Cumulative Effect of Accounting Change
(Millions)                                  2001        2000        1999
United States                             $1,368      $1,798      $2,020
International                                818       1,176         860
  Total                                   $2,186      $2,974      $2,880



Provision for Income Taxes
(Millions)                                  2001        2000        1999
Currently payable
  Federal                                 $  376      $  471      $  543
  State                                       47          64          72
  International                              278         401         322
Deferred
  Federal                                     (7)         92         100
  State                                        6           7           9
  International                                2         (10)        (14)
    Total                                 $  702      $1,025      $1,032



Components of Deferred Tax Assets
and Liabilities
(Millions)                                  2001        2000
Accruals currently not deductible
  Employee benefit costs                    $225        $278
  Product and other claims                   173         170
  Severance and other restructuring costs     73          --
Product and other insurance receivables     (286)       (308)
Accelerated depreciation                    (464)       (436)
Other                                        236         221
  Net deferred tax asset (liability)        $(43)       $(75)



Reconciliation of Effective Income Tax Rate            2001     2000     1999
Statutory U.S. tax rate                                35.0%    35.0%    35.0%
State income taxes - net of federal benefit             1.6      1.6      1.8
International income taxes - net                        (.7)     (.8)      .2
Tax benefit of foreign sales corporation               (2.2)     (.9)     (.9)
All other - net                                        (1.6)     (.4)     (.3)
  Effective worldwide tax rate                         32.1%    34.5%    35.8%


Business Segments
3M's businesses are organized, managed and internally reported as six operating segments based on differences in products, technologies and services. These segments are Transportation, Graphics and Safety; Health Care; Industrial; Consumer and Office; Electro and Communications; and Specialty Material. These segments have worldwide responsibility for virtually all of the company's product lines. 3M is not dependent on any single product or market.

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

Operating income in 2001 included non-recurring charges of $504 million. Non-recurring charges, principally related to the company's restructuring plan, totaled $569 million (recorded in Corporate and Unallocated). Acquisition-related costs totaled $23 million ($10 million recorded in Health Care; $7 million in Transportation, Graphics and Safety; and $6 million in Electro and Communications). Additional items recorded in Corporate and Unallocated included a reversal of a 1999 litigation accrual of $73 million, and a gain of $15 million related to the net impact of the sale and write-down of available-for-sale equity securities. Depreciation and amortization of $1.089 billion included accelerated depreciation (shortened lives) related to the restructuring of $80 million (recorded in Corporate and Unallocated).

Operating income in 2000 included a non-recurring net loss of $23 million. Non-recurring costs included $168 million in the Specialty Material segment related to the company's phase-out of perfluorooctanyl-based chemistry products. This $168 million included $56 million of accelerated depreciation (included in the Specialty Material segment depreciation and amortization), $48 million of impairment losses, and severance and other costs. Other non-recurring costs included a $20 million write-down of corporate and unallocated assets, and $20 million of other non-recurring expenses ($13 million related to acquisitions in the Electro and Communications segment). Non-recurring operating income gains in 2000 of $135 million were largely related to corporate and unallocated asset dispositions, principally the sale of available-for-sale equity securities. Operating income in 2000 also included a $50 million gain from the termination of a product distribution agreement in the Health Care segment.

Operating income in 1999 included a non-recurring net gain of $100 million. This related to divestitures of certain health care businesses and Eastern Heights Bank, litigation expense, an investment valuation adjustment, and a change in estimate that reduced 1998 restructuring charges. Of this $100 million net gain, $62 million was recorded in Health Care and $38 million in Corporate and Unallocated.

Business Segment Products
Business Segment              Major Products
Transportation, Graphics      Reflective sheeting, commercial graphics
and Safety                    systems, respirators, automotive components,
                              safety and security products, and optical films
Health Care                   Medical and surgical supplies, skin
                              health and infection prevention products,
                              pharmaceuticals, drug delivery systems,
                              dental and orthondontic products,
                              health information systems, microbiology
                              products, and closures for disposable diapers
Industrial                    Tapes, coated and nonwoven abrasives, and
                              specialty adhesives
Consumer and Office           Sponges, scouring pads, high performance cloths,
                              consumer and office tapes, repositionable notes,
                              carpet and fabric protectors, energy control
                              products, home improvement products, floor
                              matting and commercial cleaning products,
                              and visual systems
Electro and Communications    Packaging and interconnection devices,
                              insulating and splicing solutions
                              for the electronics, telecommunications and
                              electrical industries
Specialty Material            Specialty materials for automotive, electronics,
                              telecommunications, textile and other
                              industries, and roofing granules

Business Segment Information                                Depr.  Capital
                               Net    Operating              and   Expendi-
(Millions)                   Sales     Income    Assets**  Amort.    tures
Transportation,      2001   $ 3,526    $  695    $ 2,621  $  238    $  208
 Graphics and Safety 2000     3,518       783      2,741     186       239
                     1999     3,234       675      2,673     140       199
Health Care          2001     3,419       760      2,264     193       179
                     2000     3,135       675      2,025     188       189
                     1999     3,138       680      2,076     203       189
Industrial           2001     3,199       518      2,134     185       191
                     2000     3,525       641      2,392     213       214
                     1999     3,409       612      2,357     220       202
Consumer and Office  2001     2,724       447      1,514     121       106
                     2000     2,848       434      1,711     101       134
                     1999     2,705       401      1,589     118       123
Electro and          2001     2,171       218      1,807     157       132
  Communications     2000     2,467       404      1,961     158       208
                     1999     2,017       402      1,359     130       194
Specialty Material   2001     1,022       141      1,208      97       136
                     2000     1,197        57      1,230     144       131
                     1999     1,194       185      1,323      79       143
Corporate and        2001        18      (506)     3,058      98        28
 Unallocated*        2000        34        64      2,462      35        --
                     1999        51         1      2,519      10        --
Total Company        2001   $16,079    $2,273    $14,606  $1,089    $  980
                     2000    16,724     3,058     14,522   1,025     1,115
                     1999    15,748     2,956     13,896     900     1,050

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

In 2001, operating income for eliminations and other includes non-recurring net losses totaling $504 million, primarily related to the restructuring.
Also included were a reversal of a 1999 litigation accrual, acquisition related costs, and a net gain on the sale and write-down of available-for-sale equity securities. In 1999, operating income for eliminations and other includes a $100 million non-recurring net benefit related to gains on divestitures, litigation expense, an investment valuation adjustment, and a change in estimate that reduced 1998 restructuring charges.

Geographic Area Information                          Latin
                               Europe              America, Elimina-
                                  and               Africa     tions
                     United    Middle       Asia       and       and     Total
(Millions)           States      East    Pacific    Canada     Other   Company
Net sales to  2001   $7,546    $3,960     $3,043    $1,496   $    34   $16,079
customers     2000    7,858     3,946      3,329     1,564        27    16,724
              1999    7,559     3,808      2,887     1,467        27    15,748
Operating     2001   $1,028    $  571     $  807    $  360   $  (493)  $ 2,273
Income        2000    1,160       589        961       376       (28)    3,058
              1999    1,198       574        768       348        68     2,956
Property,     2001   $3,675    $  974     $  634    $  332   $    --   $ 5,615
plant and     2000    3,699     1,046        711       367        --     5,823
equipment -   1999    3,647     1,017        757       355        --     5,776
net

Pension and Postretirement Benefit Plans
3M has various company-sponsored retirement plans covering substantially all U.S. employees and many employees outside the United States. Pension benefits are based principally on an employee's years of service and compensation near retirement. In addition to providing pension benefits, the company provides certain postretirement health care and life insurance benefits for substantially all of its U.S. employees who reach retirement age while employed by the company. Most international employees and retirees are covered by government health care programs. The cost of company-provided health care plans for these international employees is not material.

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

During 2001, the company adopted a change in the measurement date of its U.S. employee benefit plans (qualified and nonqualified pension benefit plans and its U.S. postretirement benefit plan) from December 31 to September 30. Information presented in the tables for 2001 reflects a measurement date of September 30, 2001, and December 31 for prior periods. This change did not have a material impact on the determination of periodic pension cost or pension obligations. Management believes this change is preferable to the method previously employed, as it facilitates the benefit cost planning and forecasting process.

The company's U.S. non-qualified pension plan had an unfunded accumulated benefit obligation of $196 million at September 30, 2001, and $187 million at December 31, 2000. There are no plan assets in the non-qualified plan due to its nature.

Certain international pension plans were underfunded as of year-end 2001 and 2000. The accumulated benefit obligations of these plans were $534 million in 2001 and $499 million in 2000. The assets of these plans were $287 million in 2001 and $300 million in 2000. The net underfunded amounts are included in current and other liabilities on the Consolidated Balance Sheet.

Benefit Plan Information               Qualified and Non-qualified       Postretirement
                                             Pension Benefits               Benefits
                                     United States      International
(Millions)                           2001     2000      2001     2000      2001    2000
Reconciliation of benefit obligation
 Beginning balance                 $5,905   $5,597    $2,368   $2,234    $1,166  $1,016
 Service cost                         123      125        91       83        39      39
 Interest cost                        449      416       118       98        90      82
 Participant contributions              -        -         8        6        10      11
 Foreign exchange rate changes          -        -        23     (199)        -       -
 Plan amendments                        1        1         7        -         1       -
 Actuarial(gain)loss                  305      117       (90)     199        74     109
 Benefit payments                    (279)    (351)      (75)     (53)      (76)    (91)
 Settlements, curtailments,
  special termination benefits         49        -        (5)       -         -       -
    Ending balance                 $6,553   $5,905    $2,445   $2,368    $1,304  $1,166

Reconciliation of plan assets at fair value
 Beginning balance                 $6,954   $6,813    $2,011   $2,155    $  601  $  537
 Actual return on plan assets        (726)     384       (99)       5      (117)      4
 Company contributions                104       90        53       60       135     139
 Participant contributions              -        -         8        6        10      11
 Foreign exchange rate changes          -        -        60     (157)        -       -
 Benefit payments                    (279)    (333)      (73)     (58)      (75)    (90)
 Settlements, curtailments              -        -        (5)       -         -       -
    Ending balance                 $6,053   $6,954    $1,955   $2,011    $  554  $  601

Funded status of plans
 Plan assets at fair value
   less benefit obligation         $ (500)  $1,049    $ (490)  $ (357)   $ (750) $ (565)
 Unrecognized transition
  (asset) obligation                   -         -         -       16         -       -
 Unrecognized prior service cost      117      129        32       25       (15)    (26)
 Unrecognized (gain) loss             643   (1,012)      459      311       406     160
 Fourth quarter contribution            3        -         -        -        89       -
    Net amount recognized          $  263   $  166    $    1   $   (5)   $ (270) $ (431)

Amounts recognized in the
   Consolidated Balance Sheet
   consist of:
 Prepaid assets                    $  424   $  319    $  102   $   80         -       -
 Accrued liabilities                 (196)    (187)     (277)    (229)   $ (270) $ (431)
 Intangible assets                      5        5         6        8         -       -
 Accumulated other comprehensive
   income - pre-tax                    30       29       170      136         -       -
    Net amount recognized          $  263   $  166    $    1   $   (5)   $ (270) $ (431)

Benefit Plan Information           Qualified and Non-qualified          Postretirement
                                        Pension Benefits                   Benefits
                               United States       International
(Millions)                   2001  2000  1999     2001  2000  1999     2001  2000  1999
Components of net periodic
   benefit cost
 Service cost                $123  $125  $150     $ 91  $ 83  $ 88     $ 39  $ 39  $ 42
 Interest cost                449   416   387      118    98    98       90    82    69
 Expected return on assets   (615) (565) (501)    (142) (117) (108)     (53)  (47)  (34)
 Amortization of transition
  (asset)obligation             -     -   (37)       1     2     2        -     -     -
 Amortization of prior service
  cost or benefit              13    13    45        8     8     8      (11)  (11)  (11)
Recognized net actuarial
  (gain) loss                  (9)  (14)   14       11     7     2       10     3     -
Net periodic benefit cost    $(39) $(25) $ 58     $ 87  $ 81  $ 90     $ 75  $ 66  $ 66

Curtailment, settlements and
 special termination benefits  49     -     -        1     -     -       12     -     -
Net periodic benefit cost
 after curtailments
 and settlements             $ 10  $(25) $ 58     $ 88  $ 81  $ 90     $ 87  $ 66  $ 66

Weighted average assumptions
 Discount rate               7.25% 7.50% 7.50%    5.23% 5.40% 5.67%    7.25% 7.50% 7.50%
 Expected return on assets   9.00% 9.00% 9.00%    7.42% 7.14% 6.69%    9.50% 8.19% 8.19%
 Compensation rate increase  4.60% 4.65% 4.65%    4.02% 4.28% 4.12%    4.60% 4.65% 4.65%

The company expects its health care cost trend rate for postretirement benefits to slow from 8.5 percent in 2002 to 5.0 percent in 2006, after which the rate is expected to stabilize. A one-percentage point change in the assumed health care cost trend rates would have the effects shown in the following table.

Health Care Cost                            One Percentage     One Percentage
(Millions)                                  Point Increase     Point Decrease
Effect on current year's service
 and interest cost                               $ 16               $(13)
Effect on benefit obligation                      132               (113)

Leases
Rental expense under operating leases was $119 million in both 2001 and 2000, and $113 million in 1999. The table below shows minimum payments under operating leases with non-cancelable terms in excess of one year, as of December 31, 2001.



                                                                After
(Millions)               2002    2003    2004    2005    2006    2006   Total
Minimum lease payments    $79     $75     $40     $28     $20     $97    $339

Employee Savings and Stock Ownership Plans
The company sponsors employee savings plans under Section 401(k) of the Internal Revenue Code. These plans are offered to substantially all regular U.S. employees. Employee contributions of up to 6 percent of compensation are matched at rates ranging from 25 to 50 percent, with additional company contributions depending upon company performance. Only the company match is invested in 3M stock, with employee funds invested in a number of investment options. Vested employees may sell up to 50 percent of their 3M shares and diversify into other investment options.

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

Employee Savings and Stock Ownership Plans
(Millions)                                     2001         2000          1999
Dividends on shares held by the ESOP           $ 31         $ 31          $ 31
Company contributions to the ESOP                17           15             7
Interest incurred on ESOP notes                  18           19            21
Expenses related to ESOP debt service            14           12            14
Expenses related to treasury shares               3           35            50

ESOP Debt Shares                               2001          2000          1999
Allocated                                 7,241,681     6,898,666     6,596,898
Committed to be released                     49,135       194,187       280,615
Unreleased                                5,549,275     6,116,961     6,709,549
  Total ESOP debt shares                 12,840,091    13,209,814    13,587,062

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

General Employees'           2001               2000                1999
Stock Purchase Plan           Exercise            Exercise            Exercise
                       Shares    Price*    Shares    Price*    Shares    Price*
Options granted        998,276  $93.85   1,206,262  $77.40   1,210,189  $72.25
Options exercised     (998,276)  93.85  (1,206,262)  77.40  (1,210,189)  72.25
Shares available for
  grant - Dec. 31    9,565,450          10,563,726          11,769,988

<F1>
*Weighted average

The weighted average fair value per option granted during 2001, 2000 and 1999 was $16.56, $13.65 and $12.75, respectively. The fair value of GESPP options was based on the 15 percent purchase discount.

Management Stock Ownership Program
In May 1997, shareholders approved 35 million shares for issuance under the Management Stock Ownership Program (MSOP). Management stock options are granted at market value at the date of grant. These options generally are exercisable one year after the date of grant and expire 10 years from the date of grant. Thus, outstanding shares under option include grants from previous plans. In May 2001, at the time of the last major grant, there were 11,784 participants in the plan.

Management Stock           2001                 2000                 1999
Ownership Program           Exercise             Exercise             Exercise
                      Shares   Price*      Shares   Price*      Shares   Price*
Under option-
  Jan. 1          32,347,256  $79.34   30,702,415  $74.67   29,330,549  $67.72
    Granted
     Annual        6,541,299  117.25    6,040,196   88.33    5,194,766   95.00
     Progressive
      (Reload)       671,285  115.45      572,511   98.33      502,567   87.33
    Exercised     (4,826,135)  71.41   (4,684,779)  62.19   (4,201,886)  52.50
    Canceled        (183,517) 117.24     (283,087)  86.77     (123,581)  93.35
  Dec. 31         34,550,188  $88.12   32,347,256  $79.34   30,702,415  $74.67
Options exercisable-
  Dec. 31         27,536,534  $80.98   26,159,345  $77.02   25,213,683  $70.27
Shares available for grant -
  Dec. 31          4,501,427           11,738,624           18,088,285

<F1>

*Weighted average

MSOP Options Outstanding and Exercisable at December 31, 2001
                       Options Outstanding               Options Exercisable
Range of                          Remaining
Exercise                        Contractual  Exercise                Exercise
Prices              Shares    Life (months)*    Price*       Shares     Price*
$46.01-63.10     8,397,652            42       $55.97     8,397,652    $55.97
 80.24-96.87    18,638,304            87        91.59    18,638,304     91.59
 103.05-122.90   7,514,232           117       115.79       500,578    110.78

<F1>
*Weighted average

For annual and progressive (reload) options the weighted average fair value at date of grant was calculated utilizing the Black-Scholes option-pricing model and the assumptions that follow.

                                     Annual                  Progressive (Reload)
MSOP Assumptions             2001     2000      1999       2001     2000      1999
Exercise price            $117.25   $88.33    $95.00    $115.45   $98.33    $87.33
Risk-free interest rate       4.8%     6.7%      5.4%       3.8%     6.3%      5.4%
Dividend growth rate          4.6%     4.3%      5.0%       4.6%     4.3%      5.0%
Volatility                   24.1%    22.3%     22.3%      23.7%    25.4%     28.8%
Expected life (months)         67       68        66         28       28        26

Black-Scholes fair value  $ 29.41   $22.45    $22.86    $ 17.62   $17.18    $16.00

The MSOP options, if exercised, would have had the following dilutive effect on shares outstanding for the year ended 2001, 2000 and 1999, respectively:
5.6 million, 4.2 million and 4.5 million shares. Certain MSOP average options outstanding during the years 2001, 2000 and 1999 (4.2, 11.5 and 8.7 million shares, respectively) were not included in the computation of diluted earnings per share because they would not have had a dilutive effect.

Stock-Based Compensation
Generally no compensation cost is recognized for either the General Employees' Stock Purchase Plan (GESPP) or the Management Stock Ownership Program (MSOP). Pro forma amounts based on the options' estimated fair value, net of tax, at the grant dates for awards under the GESPP and MSOP are presented below.

Pro forma Net Income and Earnings Per Share
(Millions)                           2001        2000        1999
Net income
  As reported                      $1,430      $1,782      $1,763
  Pro forma                         1,278       1,668       1,652
Earnings per share - basic
  As reported                      $ 3.63      $ 4.50      $ 4.39
  Pro forma                          3.24        4.22        4.11
Earnings per share - diluted
  As reported                      $ 3.58      $ 4.45      $ 4.34
  Pro forma                          3.20        4.17        4.06

Legal Proceedings - Discussion of legal matters is incorporated by reference from the subcaption "General" under Legal Proceedings, Part I, Item 3, of this Annual Report on Form 10-K, and should be considered an integral part of the Consolidated Financial Statements and Notes.


Quarterly Data (Unaudited)

(Millions, except per-share amounts)
                               First    Second      Third    Fourth      Year
Net sales
2001                         $ 4,170   $ 4,079    $ 3,967   $ 3,863   $16,079
2000                           4,075     4,243      4,270     4,136    16,724
Cost of sales*
2001                         $ 2,196   $ 2,266    $ 2,156   $ 2,131   $ 8,749
2000                           2,091     2,181      2,295     2,220     8,787
Income before cumulative effect of accounting change*
2001                         $   453   $   202    $   394   $   381   $ 1,430
2000                             487       470        499       401     1,857
Net income*
2001                         $   453   $   202    $   394   $   381   $ 1,430
2000                             487       470        499       326     1,782
Basic earnings per share - income before cumulative effect*
2001                         $  1.14   $   .51    $  1.00   $   .97   $  3.63
2000                            1.22      1.19       1.26      1.02      4.69
Basic earnings per share - net income*
2001                         $  1.14   $   .51    $  1.00   $   .97   $  3.63
2000                            1.22      1.19       1.26       .83      4.50
Diluted earnings per share - income before cumulative effect*
2001                         $  1.13   $   .50    $   .99   $   .96   $  3.58
2000                            1.21      1.18       1.25      1.00      4.64
Diluted earnings per share - net income*
2001                         $  1.13   $   .50    $   .99   $   .96   $  3.58
2000                            1.21      1.18       1.25       .82      4.45
Stock price comparisons (NYSE composite transactions)
2001 High                    $121.50   $127.00    $117.50   $121.90   $127.00
2001 Low                       98.50     97.16      85.86     95.20     85.86
2000 High                     103.81     98.31      97.44    122.94    122.94
2000 Low                       78.19     80.44      80.50     83.94     78.19


(Unaudited)

*The impact of non-recurring items in 2001 and 2000 by quarter are as follows:

 Non-recurring items
(Millions, except per-share amounts)
 2001                           First    Second     Third    Fourth      Year
Cost of sales                   $  23      $141     $  47     $  61     $ 272
Selling, general and
 administrative expenses           --       242        16        42       300
Research, development and
 related expenses                  --        14         6        --        20
Other expense (income)             --        --        --       (88)      (88)
Operating income (loss)         $ (23)    $(397)    $ (69)    $ (15)    $(504)
Net income (loss)               $ (14)    $(249)    $ (43)    $  (6)    $(312)
Diluted earnings (loss)
 per share                      $(.03)    $(.62)    $(.11)    $(.02)    $(.78)

 Operating income (loss) detail:
  Acquisition-related           $ (23)    $  --     $  --     $  --     $ (23)
  Restructuring-related            --      (397)      (69)     (103)     (569)
  Reversal of a 1999
   litigation accrual              --        --        --        73        73
  Net gain on sale of equity
   securities, net of equity
   securities write-down           --        --        --        15        15

 Non-recurring items
(Millions, except per-share amounts)
 2000                           First    Second     Third    Fourth      Year
Cost of sales                    $ --      $ --      $118     $  90     $ 208
Other expense (income)            (50)       --      (119)      (16)     (185)
Operating income (loss)          $ 50        --      $  1     $ (74)    $ (23)
Cumulative effect of
 accounting change (loss)        $ --      $ --      $ --     $ (75)    $ (75)
Net income (loss)                $ 31      $ --      $ --     $(121)    $ (90)
Diluted earnings (loss)
 per share                       $.08      $ --      $ --     $(.30)    $(.23)

 Operating income (loss) detail:
  Gain from termination of
   distribution agreement        $ 50        --        --        --     $  50
  Phase out of certain
   products                        --        --      (106)      (62)     (168)
  Gain on sale of equity
   securities and other            --        --       107       (12)       95

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

	None.

	PART III

Item 10. Directors and Executive Officers of the Registrant. The information relating to directors and nominees of 3M is set forth under the caption "Proposal No. 1 - Election of Directors" in 3M's proxy statement for its 2002 annual meeting of stockholders ("3M Proxy Statement") and is incorporated by reference herein. Information about executive officers is included in Item 1 of this Annual Report on Form 10-K.

Item 11. Executive Compensation. The information relating to executive compensation is set forth under the captions "Summary Compensation Table," "Option Grants in Last Fiscal Year," "Option Exercises and Year-End Option Values," "Long-Term Incentive Plan Awards," "Employment Contract, Termination of Employment and Change-in-Control Arrangements," "Retirement Benefits," and "Directors' Compensation" in 3M's Proxy Statement and such information is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management. The information relating to security ownership of certain beneficial owners and management is set forth under the caption "Beneficial Ownership Table" in 3M's Proxy Statement and such information is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions. No matters require disclosure here.

The registrant will file with the Commission a definitive proxy statement pursuant to Regulation 14A by April 30, 2002.

	PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) The consolidated financial statements filed as part of this report are listed in the index to financial statements on page 31.

All financial statement schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the consolidated financial statements or the notes thereto.

(b)	Reports on Form 8-K:

3M filed one Form 8-K on March 5, 2002, and one Form 8-K for the quarter ended December 31, 2001.

The Form 8-K dated March 5, 2002, provided the opinion and consent of general counsel in connection with the offering of $400 million in medium-term notes due in the year 2005.

The Form 8-K dated November 19, 2001, provided the opinion and consent of general counsel in connection with the offering of certain debt securities due in the year 2041.


(c)	Exhibits:

Incorporated by Reference:

                                                   Incorporated by Reference in the
                                                              Report From
   (3.1) Certificate of incorporation,                   Form 8-K dated
         as amended as of May 9, 2000.                   July 27, 2000.

   (3.2) Bylaws, as amended as of November 11, 1996.     Form 8-K dated
                                                         November 20, 1996.


(c)	Exhibits (continued):

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

        (4.2) debt securities.                          Form 8-K dated December 7,
                                                        2000 and Registration No.
                                                        333-48922 on Form S-3/A
                                                        filed on January 12, 2001.

  (10)  Material contracts, management
        remuneration:
        (10.1) management stock ownership program.      Exhibit 4 of
                                                        Registration No. 333-30689
                                                        on Form S-8 filed on
                                                        July 2, 1997.
        (10.2) profit sharing plan, performance         Written description contained
               unit plan and other compensation         in issuer's proxy statement
               arrangements.                            for the 2002 annual
                                                        shareholders' meeting.
        (10.3) director stock ownership program.        Exhibit 4 of Registration
                                                        Statement No. 333-44692
                                                        on Form S-8 filed on
                                                        August 29, 2000.
        (10.4) deferred compensation obligations.       Registration No. 333-73192
                                                        on Form S-8 filed on
                                                        November 13, 2001.

                                                       Reference (pages)
                                                            Form 10-K
 Submitted herewith:
        (10)   Employment agreement dated January 23, 2002
               between Registrant and Patrick D. Campbell      67-72

        (12)   Calculation of ratio of earnings
               to fixed charges.                               73

        (21)   Subsidiaries of the registrant.                 74

        (23)   Consent of independent auditors.                75

        (24)   Power of attorney.                              76

                                 SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  MINNESOTA MINING AND MANUFACTURING COMPANY



                                By  /s/ Patrick D. Campbell
                                   Patrick D. Campbell, Senior Vice President
                                   and Chief Financial Officer
                                  (Principal Financial Officer)
                                   March 11, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 11, 2002.

Signature               Title

W. James McNerney, Jr.  Chairman of the Board and
                        Chief Executive Officer
                       (Principal Executive Officer
                        and Director)
Linda G. Alvarado       Director
Ronald O. Baukol        Director
Edward A. Brennan       Director
Edward M. Liddy         Director
Aulana L. Peters        Director
Ronald G. Nelson        Vice President and Controller
Rozanne L. Ridgway      Director
Kevin W. Sharer         Director
Frank Shrontz           Director
Louis W. Sullivan       Director


Patrick D. Campbell, by signing his name hereto, does hereby sign this document pursuant to powers of attorney duly executed by the other persons named, filed with the Securities and Exchange Commission on behalf of such other persons, all in the capacities and on the date stated, such persons constituting a majority of the directors of the company.

                              By  /s/ Patrick D. Campbell
                                 Patrick D. Campbell, Attorney-in-Fact