Form 10-Q
period 2002-03-31
3M CO
filed 2002-05-01
CIK 66740

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

                       -----------------------------

                     For Quarter ended March 31, 2002
                      Commission file number: 1-3285


                                 3M COMPANY


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


      On March 31, 2002, there were 389,347,924 shares of the Registrant's common stock outstanding.



                      This document contains 36 pages.

                The exhibit index is set forth on page 33.

========================================================================




                      3M Company and Subsidiaries

                     PART I.  FINANCIAL INFORMATION

                    CONSOLIDATED STATEMENT OF INCOME
            (Amounts in millions, except per-share amounts)
                               (Unaudited)
                               Three months ended
                                    March 31
                               ------------------
                                 2002       2001
                               -------    -------
Net sales                      $3,890     $4,164
                               -------    -------
Operating expenses
  Cost of sales                 2,036      2,196
  Selling, general and
    administrative expenses       877        953
  Research, development and
    related expenses              264        278
                               -------    -------
         Total                  3,177      3,427
                               -------    -------
Operating income                  713        737
                               -------    -------
Interest expense and income
  Interest expense                 19         38
  Interest income                  (9)       (12)
                               -------    -------
         Total                     10         26
                               -------    -------
Income before income taxes
  and minority interest           703        711

Provision for income taxes        227        238

Minority interest                  24         20
                               -------    -------
Net income                     $  452     $  453
                               =======    =======
Weighted average common
  shares outstanding - basic    389.9      396.3
Earnings per share - basic     $ 1.16     $ 1.14
                               =======    =======
Weighted average common
  shares outstanding - diluted  395.2      402.4
Earnings per share - diluted   $ 1.14     $ 1.13
                               =======    =======

<F1>
The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

         3M Company and Subsidiaries - CONSOLIDATED BALANCE SHEET
(Dollars in millions, except per-share amounts)     (Unaudited)   Dec. 31,
                                                   Mar. 31, 2002     2001
                                                      ----------  ---------
ASSETS
Current assets
  Cash and cash equivalents                             $   590    $   616
  Accounts receivable - net                               2,610      2,482
  Inventories
    Finished goods                                        1,046      1,103
    Work in process                                         590        611
    Raw materials and supplies                              364        377
                                                        --------   --------
      Total inventories                                   2,000      2,091
  Other current assets                                    1,073      1,107
                                                        --------   --------
        Total current assets                              6,273      6,296
Investments                                                 262        275
Property, plant and equipment                            14,324     14,365
  Less accumulated depreciation                          (8,836)    (8,750)
                                                        --------   --------
    Property, plant and equipment - net                   5,488      5,615
Goodwill                                                  1,012      1,012
Intangible assets                                           229        238
Other assets                                              1,167      1,170
                                                        --------   --------
        Total assets                                    $14,431    $14,606
                                                        ========   ========
LIABILITIES
Current liabilities
  Short-term debt                                       $   984    $ 1,373
  Accounts payable                                          781        753
  Payroll                                                   531        539
  Income taxes                                              595        596
  Other current liabilities                               1,121      1,248
                                                        --------   --------
        Total current liabilities                         4,012      4,509
Long-term debt                                            1,891      1,520
Other liabilities                                         2,526      2,491
                                                        --------   --------
        Total liabilities                                 8,429      8,520
                                                        --------   --------
STOCKHOLDERS' EQUITY
  Common stock, $.01 par value, 472,016,528 shares issued     5          5
  Capital in excess of par value                            291        291
  Retained earnings                                      12,078     11,914
  Treasury stock, at cost; 82,668,604 shares at
    Mar. 31, 2002; 80,712,892 shares at Dec. 31, 2001    (4,856)    (4,633)
  Unearned compensation                                    (292)      (286)
  Accumulated other comprehensive income (loss)          (1,224)    (1,205)
                                                        --------   --------
        Total stockholders' equity                        6,002      6,086
                                                        --------   --------
        Total liabilities and stockholders' equity      $14,431    $14,606
                                                        ========   ========

<F1>
The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.


   3M Company and Subsidiaries - CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Unaudited)
                                                     Three months ended
(Dollars in millions)                                      March 31
                                                      ------------------
                                                        2002       2001
                                                      -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                            $  452    $   453
Adjustments to reconcile net income
  to net cash provided by operating activities
    Depreciation and amortization                        250        247
    Deferred income tax provision                         10         21
    Changes in assets and liabilities
      Accounts receivable                               (140)       (77)
      Inventories                                         82        (21)
      Other current assets                                24        (35)
      Other assets - net of amortization                  (2)        47
      Income taxes payable                                 1        139
      Accounts payable and other current liabilities     (87)       (43)
      Other liabilities                                   51        (23)
    Other - net                                           30          7
------------------------------------------------------------------------
Net cash provided by operating activities                671        715
------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment              (161)      (281)
Proceeds from sale of property, plant and equipment       16          9
Acquisitions of businesses                                --       (191)
Proceeds from sale of businesses                          --          8
Purchase of investments                                   (3)        (3)
Proceeds from sale of investments                          5         18
------------------------------------------------------------------------
Net cash used in investing activities                   (143)      (440)
------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Change in short-term debt - net                         (255)       415
Repayment of debt (maturities greater than 90 days)     (259)      (179)
Proceeds from debt (maturities greater than 90 days)     525        208
Purchases of treasury stock                             (420)      (342)
Reissuances of treasury stock                            124        123
Dividends paid to stockholders                          (242)      (239)
Distributions to minority interests                      (40)        --
------------------------------------------------------------------------
Net cash used in financing activities                   (567)       (14)
------------------------------------------------------------------------
Effect of exchange rate changes on cash                   13         12
------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents     (26)       273
Cash and cash equivalents at beginning of year           616        302
------------------------------------------------------------------------
Cash and cash equivalents at end of period            $  590     $  575
========================================================================

<F1>
The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

       	               3M Company and Subsidiaries
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

The interim consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of the company's consolidated financial position, results of operations and cash flows for the periods presented. These adjustments consist of normal, recurring items. The results of operations for any interim period are not necessarily indicative of results for the full year. The interim consolidated financial statements and notes are presented as permitted by the requirements for Quarterly Reports on Form 10-Q and do not contain certain information included in the company's annual consolidated financial statements and notes. This Quarterly Report on Form 10-Q should be read in conjunction with the company's consolidated financial statements and notes included in its 2001 Annual Report on Form 10-K.

Accounting Pronouncements
Effective January 1, 2002, the company adopted Emerging Issues Task Force Issue No. 00-25 (EITF 00-25), "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products". This statement addressed whether certain consideration from a vendor to a reseller of the vendor's products is an adjustment to selling prices or a cost. This statement did not have any effect on the company's net income or its financial position. This adoption resulted in a reclassification of approximately $25 million of advertising expenses from selling, general and administrative expenses to net sales for each of the years 1999 through 2001, and approximately $6 million for the first quarter ended March 31, 2001. These adjustments were recorded in the company's Consumer and Office segment.

Effective January 1, 2002, the company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets". This standard primarily addresses the accounting for acquired goodwill and intangible assets (i.e., the post-acquisition accounting). The most significant changes made by SFAS No. 142 are: 1) goodwill and indefinite-lived intangible assets will no longer be amortized; 2) goodwill and indefinite-lived intangible assets will be tested for impairment at least annually (a preliminary assessment of any potential impairment indicated that no impairment existed at January 1, 2002); and
3) the amortization period of intangible assets with finite lives will no longer be limited to forty years.

Effective January 1, 2002, the company also adopted SFAS No. 144. This standard broadens the presentation of discontinued operations to include more disposal transactions, thus the recognition of discontinued operations is expected to become more common under this standard. This statement retains the requirements of SFAS No. 121 (Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed
Of) to recognize impairments on Property, Plant and Equipment, but removes goodwill from its scope. The adoption of SFAS No. 144 did not have a material impact on the company's consolidated financial statements.

Significant Accounting Policies
The accounting policies for "Property, plant and equipment", "Other assets" and "Impairment of long-lived assets" in the Annual Report on Form 10-K for the year ended December 31, 2001, have been superseded by the new policies that follow. These policies were impacted by the January 1, 2002, adoption of SFAS No. 142 and SFAS No. 144 (discussed previously). The "Property, plant and equipment" policy did not change significantly, but has been updated to include impairment policy information that was previously disclosed under the separate "Impairment of long-lived assets" policy.

Property, plant and equipment: Property, plant and equipment are recorded at cost, including capitalized interest and internal engineering costs. Depreciation of property, plant and equipment generally is computed using the straight-line method based on estimated useful lives of the assets. Buildings and improvements estimated useful lives primarily range from 10 to 40 years, with the majority in the 20- to 40-year range. Machinery and equipment estimated useful lives primarily range from 3 to 15 years, with the majority in the 5- to 10-year range. Fully depreciated assets are retained in property and accumulated depreciation accounts until disposal. Upon disposal, assets and related accumulated depreciation are removed from the accounts and the net amount, less proceeds from disposal, is charged or credited to operations. Property, plant, and equipment amounts are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset (asset group) may not be recoverable. An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss to be recorded is calculated by the excess of the assets carrying value over its fair value. Fair value is generally determined using a discounted cash flow analysis.

Goodwill: Goodwill is the excess of cost of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a purchase business combination. Effective January 1, 2002, with the adoption of SFAS No. 142, goodwill is not amortized. Prior to January 1, 2002 goodwill was amortized on a straight-line basis, ranging from 5 to 40 years. Beginning January 1, 2002, goodwill will be tested for impairment annually, and will be tested for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Impairment testing for goodwill is done at a reporting unit level. Currently, 3M has identified 20 reporting units under the criteria set forth by SFAS No. 142. An impairment loss would generally be recognized when the carrying amount of the reporting unit's net assets exceeds the estimated fair value of the reporting unit. The estimated fair value of a reporting unit is determined using earnings for the reporting unit multiplied by a price/earnings ratio for comparable industry groups. Prior to January 1, 2002, goodwill was tested for impairment in a manner consistent with property, plant and equipment and intangible assets with a definite life.

Intangible Assets: Intangible assets include patents, tradenames, and other intangible assets acquired from an independent party. Effective January 1, 2002, with the adoption of SFAS No. 142, intangible assets with an indefinite life, namely certain tradenames, are not amortized. Intangible assets with a definite life are amortized on a straight-line basis with estimated useful lives ranging from 3 to 15 years. Indefinite-lived intangible assets will be tested for impairment annually, and will be tested for impairment between annual tests if an event occurs or circumstances change that would indicate that the carrying amount may be impaired. Intangible assets with a definite life are tested for impairment whenever events or circumstances indicate that a carrying amount of an asset (asset group) may not be recoverable. An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated undiscounted cash flows used in determining the fair value of the asset. The amount of the impairment loss to be recorded is calculated by the excess of the assets carrying value over its fair value. Fair value is generally determined using a discounted cash flow method. Costs related to internally developed intangible assets are expensed as incurred.

Goodwill and Indefinite Lived Intangible Assets - Adoption of SFAS No. 142 The goodwill balance by market segment as of January 1, 2002 and March 31, 2002, follows.

(Millions)                            Goodwill
Transportation, Graphics and Safety    $  171
Health Care                               330
Industrial                                 20
Consumer and Office                        19
Electro and Communications                366
Specialty Material                        106
Total Company                          $1,012

Goodwill and Indefinite-Lived Tradenames
Supplemental Business Segment Information
Three-month period ending

Amortization expense             Mar. 31   Jun. 30  Sep. 30   Dec. 30
(Millions)                         2001      2001     2001      2001
Transportation,
  Graphics, and Safety             $ 2       $ 3      $ 4       $ 4
Health Care                          4         6        6         6
Industrial                           1         -        -         -
Consumer and Office                  1         -        1         -
Electro and Communications           5         6        6         6
Specialty Material                   1         2        1         2
Total Company                      $14       $17      $18       $18
Income taxes                        (3)       (3)      (3)       (3)
Minority interest                    -        (1)      (1)       (2)
Amortization - net of income
  taxes and minority interest      $11       $13      $14       $13

The impact of Statement No. 142 on previously reported results follows.

Goodwill and Indefinite-Lived Tradenames
Supplemental Consolidated Statement of Income Information
Twelve-month period ended December 31

(Millions, except per-share amounts)              2001       2000
Reported net income                             $1,430     $1,782
Add back: Goodwill amortization, net                48         30
          Indefinite-lived tradename
            amortization, net                        3          2
Adjusted net income                             $1,481     $1,814

Earnings per share - basic
Reported net income                             $ 3.63     $ 4.50
Goodwill amortization, net                        0.12       0.08
Indefinite-lived tradename amortization, net      0.01         --
Adjusted net income                             $ 3.76     $ 4.58

Earnings per share - diluted
Reported net income                             $ 3.58     $ 4.45
Goodwill amortization, net                        0.11       0.09
Indefinite-lived tradename amortization, net      0.01         --
Adjusted net income                             $ 3.70     $ 4.54

Goodwill and Indefinite-Lived Tradenames
Supplemental Consolidated Statement of Income Information
Three-month period ended

(Millions except,                  Mar. 31   Jun. 30  Sep. 30   Dec. 30
per-share amounts)                   2001      2001     2001      2001
Reported net income                 $ 453     $ 202    $ 394     $ 381
Add back:
Goodwill and indefinite-lived
  tradename amortization, net          11        13       14        13
Adjusted net income                 $ 464     $ 215    $ 408     $ 394

Earnings per share - basic
Reported net income                 $1.14     $0.51    $1.00     $0.97
Goodwill and indefinite-lived
  tradename amortization, net        0.03      0.03     0.04      0.04
Adjusted net income                 $1.17     $0.54    $1.04     $1.01

Earnings per share - diluted
Reported net income                 $1.13     $0.50    $0.99     $0.96
Goodwill and indefinite-lived
  tradename amortization, net        0.02      0.04     0.03      0.03
Adjusted net income                 $1.15     $0.54    $1.02     $0.99

Acquired Intangible Assets
The carrying amount and accumulated amortization of acquired intangible assets follows.

(Millions)                                            Jan. 1     Mar. 31
                                                        2002       2002
Patents                                                 $241       $243
Other amortizable intangible assets                       85         84
Non-amortizable intangible assets (tradenames)            52         51
  Total gross carrying amount                            378        378

Accumulated amortization - patents                       (91)       (97)
Accumulated amortization - other                         (49)       (52)
  Less total accumulated amortization                   (140)      (149)

Total intangible assets, net                            $238       $229

The table below shows expected amortization expense for acquired intangible assets recorded as of January 1, 2002.

                                                                    After
(Millions)              2002     2003     2004     2005     2006     2006
Amortization
 Expense                 $31      $28      $25      $20      $19      $63

The above amortization expense forecast is an estimate. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, changes in foreign currency exchange rates, impairment of intangible assets, accelerated amortization of intangible assets, and other events.

RESTRUCTURING CHARGES AND NON-RECURRING ITEMS
During the second quarter of 2001, the company announced a restructuring plan, which is discussed in the company's 2001 Annual Report on Form 10-K. Under the restructuring plan the company eliminated about 1,000 positions during the quarter ended March 31, 2002, and since inception has eliminated about 4,500 positions. Because certain employees can defer receipt of termination benefits, cash payments can lag job eliminations. The restructuring current liability as of March 31, 2002, totaled $164 million.

In the first quarter of 2002, the company recorded charges related to this restructuring plan that reduced operating income by $54 million and net income by $35 million. These 2002 charges were classified as a component of cost of sales ($30 million); selling, general and administrative expenses ($21 million); and research, development and related expenses ($3 million). Of these charges, $26 million related to accelerated depreciation (incremental charges resulting from shortened depreciable lives, primarily related to downsizing or consolidating manufacturing operations), $24 million related to employee severance and benefits, and $4 million related to other exit activities. The non-cash and long-term portion of the liability recorded in the first quarter of 2002 includes $12 million of special termination pension and medical benefits,

$2 million of non-cash stock option expense, and $47 million of deferred separation pay that was reclassified to short-term. Special termination pension and medical benefits offered to eligible employees will generally be paid out over their life expectancies. The non-cash stock option expense resulted from the reclassification of certain employees age 50 and older to retiree status, resulting in a modification of their original stock option awards for accounting purposes.

The company expects the costs associated with this restructuring plan to total about $750 million pre-tax upon completion, including the $623 million recorded in 2001 and the first quarter of 2002. The remaining charges will include additional employee severance and benefit costs, additional accelerated depreciation, and other incremental restructuring-related exit costs. Remaining employee severance and benefit costs primarily include international voluntary separation packages that are expected to be substantially completed in the second quarter of 2002. The company also expects to substantially complete the process of consolidating or downsizing certain manufacturing operations by June 30, 2002, primarily in the United States and Europe. This consolidation results in accelerated depreciation for those facilities that will cease operations during this period.

Selected information relating to the charges follows.

                             Employee
                            Severance
                                  and    Accelerated
(Millions)                   Benefits   Depreciation    Other    Total
                             --------   ------------   -------  -------
Charges
    Year 2001                    $472           $ 80      $17     $569
    First quarter 2002             24             26        4       54
                                 -----          -----    -----    -----
      Total charges              $496           $106      $21     $623

Restructuring liability

  Current liability at
    December 31, 2001            $185                     $13     $198

  First quarter 2002 activity
    Charges                        24             26        4       54
    Reclass from long-term
      portion of liability         47                       -       47
    Non-cash and long-term
      portion of liability        (14)           (26)       -      (40)
    Cash payments                 (91)                     (4)     (95)
                                 -----                   -----    -----
  Current liability as of
    March 31, 2002               $151                      13     $164
                                 =====                   =====    =====

In the first quarter of 2001, non-recurring costs included acquisition-related charges of $23 million (recorded in cost of sales).

ACCOUNTING FOR DERIVATIVE INSTRUMENTS
The company uses interest rate swaps, currency swaps, and forward and option contracts to manage risks generally associated with foreign exchange rate, interest rate and commodity market volatility. All hedging instruments are designated and effective as hedges, in accordance with U.S. generally accepted accounting principles. Instruments that do not qualify for hedge accounting are marked to market with changes recognized in current earnings. The company does not hold or issue derivative financial instruments for trading purposes and is not a party to leveraged derivatives.

For a more detailed discussion of derivative instruments, refer to the company's 2001 Annual Report on Form 10-K. The impact of hedge ineffectiveness, gains and losses excluded from the assessment of hedge effectiveness, and gains and losses resulting from the discontinuance of hedge accounting, were not significant for the quarter. Additional disclosures follow.

                                                      Three months ended
                                                            March 31,
                                                         2002     2001
                                                         ------   ------
Foreign Currency Cash Flow Hedges
  Net realized gain (loss) recorded in cost of sales      $  8     $ 19
  Net unrealized after-tax gain (loss) recorded
    in Other Comprehensive Income                         $  8     $ 11
Net investment hedging
  Unrealized after-tax gain (loss) recorded in
    cumulative translation                                $  2     $ 20
Commodity Cash Flow Hedges
  Net unrealized after-tax gain (loss) recorded
    in Other Comprehensive Income                         $ (3)    $  2


RECLASSIFICATIONS
Due to the adoption of EITF 00-25 (discussed previously under "Accounting Pronouncements"), certain prior period statement of income amounts have been reclassified to conform to the current-year presentation, with no effect on previously reported net income. Certain prior period balance sheet amounts have been reclassified to conform to the current year presentation.

BUSINESS SEGMENTS
3M's net sales and operating income by segment for the first quarter of 2002 and 2001 follow. The company adopted EITF No. 00-25 effective January 1, 2002. This adoption resulted in a reclassification of approximately $25 million of advertising expenses from selling, general and administrative expenses to net sales for each of the years 1999 through 2001, with no impact on operating income. These adjustments were reflected in the company's Consumer and Office segment.

----------------------------------------
BUSINESS
SEGMENT              Three months ended
INFORMATION               March 31
(Millions)              2002     2001
----------------------------------------
NET SALES
Transportation,
 Graphics and Safety  $  894   $  893
Health Care              871      829
Industrial               793      865
Consumer and Office      625      689
Electro and
 Communications          463      606
Specialty Material       232      281
Corporate and
 Unallocated              12        1
----------------------------------------
Total Company         $3,890   $4,164
----------------------------------------

OPERATING INCOME
Transportation,
 Graphics and Safety  $  212   $  177
Health Care              222      165
Industrial               139      170
Consumer and Office      117      113
Electro and
 Communications           55       68
Specialty Material        31       48
Corporate and
 Unallocated             (63)      (4)
----------------------------------------
Total Company         $  713   $  737
----------------------------------------

First quarter 2002 non-recurring charges of $54 million (included in Corporate and Unallocated) principally related to employee separation costs and accelerated depreciation charges under the company's previously announced restructuring plan. The restructuring costs are not recorded in the individual business segments for internal management reporting. This enhances comparability and reflects management focus on ongoing results.

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

The reclassified prior period net sales (due to the adoption of EITF No. 00-25) are summarized as follows. The offset to the $25 million annual reduction in net sales was reduced selling, general and administrative expenses.

                              Fourth    Third   Second    First
(Millions)            Year      Qtr      Qtr      Qtr      Qtr
------------------------------------------------------------------
Consumer and Office
2001                $ 2,699   $  668   $  676   $  666   $  689
2000                  2,823      702      747      690      684
1999                  2,680      698      710      636      636

Total Company
2001                $16,054   $3,856   $3,961   $4,073   $4,164
2000                 16,699    4,129    4,264    4,237    4,069
1999                 15,723    4,040    4,015    3,879    3,789

DEBT ISSUANCES
In October 2000, the company filed a shelf registration with the Securities and Exchange Commission relating to the potential offering of debt securities of up to $1.5 billion. After the shelf registration became effective, the company in May 2001 established under the shelf a medium-term notes program through which up to $1.4 billion of medium-term notes may be offered. In March 2002, the company issued a three-year, $400 million, fixed rate note. The debt was swapped to a rate based on a floating LIBOR index (1.83 percent at March 31, 2002). As of March 31, 2002, $950 million of medium-term notes had been issued under the medium-term notes program and another $56 million of debt securities were issued in 2001 directly from the shelf, aggregating $1.006 billion of debt securities offered under the shelf.

EARNINGS PER SHARE and DIVIDENDS PER SHARE
The difference in the weighted average common shares outstanding for calculating basic and diluted earnings per share amounts is attributable to the assumed exercise of the Management Stock Ownership Program (MSOP) stock options for the three-month periods ended March 31, 2002 and 2001. Certain MSOP options outstanding were not included in the computation of diluted earnings per share because they would not have had a dilutive effect (6.4 million average options for the three months ended March 31, 2002, and 25 thousand average options for the three months ended March 31,
2001). Dividends paid to shareholders were 62 cents per common share in the first quarter of 2002, compared to 60 cents per common share in the first quarter of 2001.

STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS) INFORMATION
The components of the ending balances of accumulated other comprehensive income (loss) are shown as follows.

----------------------------------------------------------------------
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
                                                   Mar. 31,   Dec. 31,
(Millions)                                           2002       2001
----------------------------------------------------------------------
Cumulative translation - net                        $(1,161)  $(1,152)
Minimum pension liability adjustments                   (74)      (74)
Debt and equity securities, unrealized gain - net         6        12
Cash flow hedging instruments, unrealized gain - net      5         9
----------------------------------------------------------------------
Accumulated other comprehensive income (loss)       $(1,224)  $(1,205)
======================================================================

The components of total comprehensive income (loss) are shown as follows. Income tax effects for cumulative translation are not significant because no tax provision has been made for the translation of foreign currency financial statements into U.S. dollars. Reclassification adjustments included in net income for cash flow hedging instruments that settled in the first quarter of 2002 and 2001 totaled a $6 million after tax gain and a $12 million after tax gain, respectively, with the impact largely offset by underlying hedged items. Other reclassification adjustments were not material.

-------------------------------------------------------------------
TOTAL COMPREHENSIVE INCOME                       Three months ended
                                                       March 31
(Millions)                                          2002     2001
-------------------------------------------------------------------
Net income                                         $ 452    $ 453
Other comprehensive income (loss)
  Cumulative translation - net of $1 million
    tax provision in 2002                             (9)    (186)
  Debt and equity securities,
    unrealized loss - net of $4 million
    tax benefit and $13 million tax benefit           (6)     (20)
  Cash flow hedging instruments, unrealized
    loss - net of $2 million tax benefit
    and $8 million tax provision                      (4)      13
-------------------------------------------------------------------
      Total comprehensive income                   $ 433    $ 260
===================================================================

OTHER
Discussion of legal matters is cross-referenced to this Quarterly Report on Form 10-Q, Part II, Item 1, Legal Proceedings, and should be considered an integral part of the interim consolidated financial statements.

PricewaterhouseCoopers LLP, the company's independent accountants, have performed reviews of the unaudited interim consolidated financial statements included herein, and their review report thereon accompanies this filing. Pursuant to Rule 436(c) of the Securities Act of 1933 ("Act") their report on these reviews should not be considered a "report" within the meaning of Sections 7 and 11 of the Act and the independent accountant liability under Section 11 does not extend to it.

               REVIEW REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders and Board of Directors of 3M Company:

We have reviewed the accompanying consolidated balance sheet of 3M Company and Subsidiaries as of March 31, 2002, and the related consolidated statements of income and of cash flows for the three-month periods ended March 31, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

We previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2001, and the related consolidated statements of income, of changes in stockholders' equity and comprehensive income, and of cash flows for the year then ended (not presented herein); and in our report dated February 11, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2001, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP



Minneapolis, Minnesota
April 22, 2002

                       3M Company and Subsidiaries

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

First Quarter
--------------
Overview:
The company reported net income of $452 million, or $1.14 per share, in the first quarter of 2002, versus $453 million, or $1.13 per share, in the first quarter of 2001. Earnings were impacted by non-recurring pre-tax charges of $54 million related to the company's current restructuring program in 2002, and were also impacted by non-recurring acquisition-related pre-tax costs of $23 million in 2001. Excluding these non-recurring items, earnings per share were $1.23 in the first quarter of 2002, compared with $1.16 in the first quarter last year, an increase of 6 percent. Currency impacts reduced first-quarter earnings by 3 cents per share, while the adoption of a new accounting standard resulting in the cessation of goodwill amortization boosted earnings by 2 cents per share. The company delivered positive earnings per share growth despite on-going challenges in the world economies.

Goodwill and other intangible assets:
Statement on Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," was adopted effective January 1, 2002. Goodwill and indefinite lived intangible assets are no longer amortized. Goodwill and indefinite lived intangible assets are subject to an impairment test at least annually. A preliminary assessment of any potential impairment indicated that no impairment existed at January 1, 2002. Additional information regarding SFAS No. 142 is included in the Notes to the Consolidated Financial Statements.

Sales:

Components of Sales Change
First Quarter 2002
                                            U.S.      Intl.     W.W.
Volume - core                              (6.3)%    (4.0)%    (5.0)%
Volume - acquisitions and divestitures      0.4       0.7       0.5
Price                                       0.8       0.8       0.8
Translation                                  --      (5.3)     (2.9)
                                           -----     -----     -----
Total                                      (5.1)%    (7.8)%    (6.6)%
                                           =====     =====     =====

Worldwide sales for the first quarter totaled $3.890 billion, down 6.6 percent from the same quarter last year. Core volume (which excludes acquisition and divestiture impacts) decreased 5 percent from the first quarter last year. Selling prices were up eight-tenths of a percent. The stronger U.S dollar reduced worldwide sales by 2.9 percent.

In the United States, sales totaled $1.783 billion, with core volume down
6.3 percent. International sales totaled $2.107 billion (down 7.8 percent in dollars), with core volume down 4 percent. Core volume was impacted by significant slowing in most major economies. In Europe, core volume decreased 7.9 percent, with reported volume down 6.4 percent. In the Asia Pacific area, volume increased 2.2 percent. Volume decreased 3.0 percent in Japan, while volume increased 9.8 percent in the rest of Asia. In Latin America, volume decreased 9.5 percent. Volume in Canada decreased 3.0 percent. Currency reduced international sales by 5.3 percent, driven by negative translation of about 7 percent in both Asia Pacific and Latin America, and 3 percent in Europe.

Non-recurring items:
The first quarter of 2002 includes additional restructuring charges of $54 million, principally related to accelerated depreciation charges and employee severance and benefit costs under the company's previously announced restructuring plan. These charges have been classified as a component of cost of sales ($30 million); selling, general and administrative expenses ($21 million); and research, development and related expenses ($3 million). Of the total first quarter charge, $26 million related to accelerated depreciation (incremental charges resulting from shortened depreciable lives, primarily related to downsizing or consolidating manufacturing operations), $24 million related to employee severance and benefits, and $4 million related to other exit activities. Additional information concerning non-recurring items is provided in the Notes to Consolidated Financial Statements and elsewhere herein.

The first quarter of 2001 includes non-recurring costs of $23 million recorded in cost of sales. This charge primarily relates to acquisitions of inventory that must be recorded at fair market value instead of manufactured cost and the subsequent sale of these acquired inventories.

Supplemental Unaudited Consolidated Statement of Income Information
(Dollars in millions, except per-share amounts)
                      Three months ended           Three months ended
                       March 31, 2002                March 31, 2001
                 ----------------------------  ----------------------------
                 Excluding                     Excluding
                      non-      Non-                non-      Non-
                 recurring recurring Reported  recurring recurring Reported
                     items     items    total      items     items    total
                 ---------  -------  --------  ---------  --------  -------
Net sales           $3,890   $  --    $3,890     $4,164    $  --    $4,164

Operating expenses
  Cost of sales      2,006      30     2,036      2,173       23     2,196
  Selling, general and
    administrative
    expenses           856      21       877        953       --       953
  Research, develop-
    ment and related
    expenses           261       3       264        278       --       278

      Total          3,123      54     3,177      3,404       23     3,427

Operating
  income (loss)        767     (54)      713        760      (23)      737

Interest expense
  and (income), net     10      --        10         26       --        26

Income (loss) before
 income taxes and
 minority interest     757     (54)      703        734      (23)      711

Provision (benefit)
 for income taxes      246     (19)      227        245       (7)      238
Effective tax rate    32.5%             32.2%      33.5%              33.5%

Minority interest       24      --        24         22       (2)       20

Net income (loss)   $  487   $ (35)    $ 452      $ 467      (14)   $  453
 Per share-diluted  $ 1.23   $(.09)    $1.14      $1.16    $(.03)   $ 1.13

The following discussion excludes the impact of non-recurring items in all periods.

Costs:
Cost of sales was 51.6 percent of sales, down five-tenths of a percentage point from the same quarter last year. Gross margins were positively impacted by accelerated implementation of Six Sigma, indirect cost control, and head count reductions under the current restructuring plan. Positive sales mix impacts and lower raw material costs also positively impacted the gross margin. Cost of sales includes manufacturing, engineering, and freight costs.

Selling, general and administrative (SG&A) expenses were 22.0 percent of sales, down nine-tenths of a percentage point from the first quarter of 2001. SG&A expenses were $97 million lower than in the first quarter of 2001, a reduction of 10.1 percent. This improvement in SG&A costs was the result of Six Sigma implementation, indirect cost control and headcount reductions under the current restructuring plan. SG&A also benefited by $14 million due to the cessation of goodwill and other indefinite-lived asset amortization effective January 1, 2002.

Operating income:
Operating income was 19.7 percent of sales, compared with 18.3 percent in the first quarter last year. Although the company faced continued economic weakness, operating income grew by $7 million, or eight-tenths of a percent, in the first quarter of 2002 as compared to the first quarter of 2001. The cessation of goodwill amortization benefited operating income by $14 million, while currency impacts reduced operating income by an estimated $32 million. Operating income margins in the first quarter of 2002 were 13.3 percent in the United States and 25.1 percent internationally.

Interest expense and income:
First-quarter interest expense of $19 million was $19 million lower than in the same quarter last year. Declining rates on floating-rate debt drove the reduction in expense, with some benefit also related to lower overall average debt balances. Interest income was $9 million, compared with $12 million in the same quarter last year, driven by lower interest rates.

Provision for income taxes:
The worldwide effective income tax rate for the quarter was 32.5 percent, down from 33.5 percent in the first quarter last year and 32.9 percent for total year 2001. The tax rate decrease compared to total year 2001 is principally due to the cessation of goodwill amortization.

Minority interest:
Minority interest in the quarter was $24 million, compared with $22 million in the first quarter of 2001, and $10 million in the fourth quarter of 2001. The increase compared to the first quarter of 2001 was primarily due to income generated by InterUnitek GmbH, a joint venture with the former shareholders of Espe AG, partially offset by a decrease in income generated at Sumitomo 3M Limited. The increase compared to the fourth quarter of 2001 was primarily due to higher profits at Sumitomo 3M.

Net income:
Net income for the first quarter of 2002 totaled $487 million, or $1.23 per diluted share, compared with $467 million, or $1.16 per diluted share, in the first quarter of 2001. The cessation of goodwill and other indefinite-lived asset amortization effective January 1, 2002 boosted earnings per share by 2 cents. The company estimates that currency effects reduced net income for the quarter by about $13 million, or 3 cents per share, compared with the first quarter of 2001. This estimate includes the effect of translating profits from local currencies into U.S. dollars; the impact of currency fluctuations on the transfer of goods between 3M operations in the United States and abroad; and transaction gains and losses, including derivative instruments designed to reduce exchange rate risks. These derivative instruments and other transaction impacts increased net income by an estimated $7 million in the first quarter of 2002.

PERFORMANCE BY BUSINESS SEGMENT
Following is a discussion of the global operating results of the company's six business segments in the first quarter of 2002. With the exception of Health Care and Transportation, Graphics and Safety, most of 3M's business segments were impacted by the continuing poor global economic conditions. In addition, U.S. dollar strength continued to negatively impact results, driven by negative translation of about 7 percent in both Asia Pacific and Latin America, and 3 percent in Europe.

In the Industrial Markets segment, volume declined 7.0 percent in the first quarter of 2002 as compared to the first quarter of 2001. This decrease is caused by the ongoing weakness in most sectors of the global manufacturing economy.

In the Transportation, Graphics and Safety segment volume grew 5.3 percent in the first quarter of 2002 as compared to the same period in 2001. This increase was caused by stronger demand for automotive and respiratory products, as well as improved volumes of optical films for flat panel displays.

In the Health Care segment, including acquisitions, volume grew 6.9 percent in the first quarter of 2002. This growth includes approximately 2 percent due to acquisitions. All of the health care businesses posted positive volume growth, as well as substantial operating income improvement.

In September 2001, 3M signed an agreement with Eli Lilly and Company to collaborate on resiquimod, a potential breakthrough treatment for genital herpes. Resiquimod is currently in Phase 3 clinical trials, and moving toward an anticipated 2004 submission date to the FDA. 3M received $100 million in the fourth quarter of 2001 from Eli Lilly in consideration for research and development effort. The majority of the $100 million is expected to be recognized as revenue in 2002 through 2004, as the majority of the future research and development is expected to be performed during this period. For 2002, revenue of about $10 million per quarter is expected related to this agreement.

In the Consumer and Office segment, volume decreased 8.1 percent in the first quarter of 2002. This decrease is due mainly to ongoing weakness in the office supply chain. Companies have curtailed spending in many areas, including office supplies. This reduction in spending has negatively impacted the company's volume growth. The company was able to improve operating income by 3.3 percent in the first quarter of 2002. This improved margin is mainly due to the company's five corporate initiatives.

In the Electro and Communications segment volume declined 23 percent in the first quarter of 2002, which also resulted in a significant decrease in operating income. These decreases reflect continued weaknesses in the telecom and electronics manufacturing industries.

In the Specialty Material Markets segment, volume declined 16.8 percent in the first quarter of 2002, coupled with a decrease in operating income of
34.2 percent. These decreases are primarily driven by the product related phase out discussed in previous Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q filings.

FINANCIAL CONDITION AND LIQUIDITY
The company's financial condition and liquidity remain strong. Working capital (defined as current assets minus current liabilities) totaled $2.261 billion at March 31, 2002, increasing $474 million from year-end 2001. This increase was largely driven by a shift in debt from short-term to long-term when compared to year-end 2001.

The accounts receivable turnover index (defined as quarterly net sales divided by ending accounts receivable, multiplied by 4) totaled 5.96 at March 31, 2002, compared with 6.22 at year-end 2001 and 5.65 at March 31, 2001. Receivables increased $128 million compared to year-end, but decreased $338 million, or 11.5 percent, versus the comparable period last year. The inventory turnover index (defined as quarterly factory cost divided by ending inventory, multiplied by 4) was 3.87 at March 31, 2002, virtually unchanged from 3.88 at year-end 2001, but improved from 3.57 at March 31, 2001. Inventories declined $91 million versus year-end, and declined by $341 million compared to ending March 2001.

Total debt decreased $18 million from year-end 2001. As of March 31, 2002, total debt was 32 percent of total capital, the same as year-end 2001.
The company's believes its strong credit rating provides ready and ample access to funds in the global capital markets. The company's credit facilities have not materially changed since year-end 2001.

Net cash provided by operating activities totaled $671 million in the first three months of the year, down $44 million from the same period last year. Restructuring-related cash payments totaled $95 million in the first quarter of 2002, with approximately $200 million in additional cash outflows expected for the remainder of 2002.

Most of the company's implant liabilities have been paid; accordingly, receipt of related insurance recoveries will increase future cash flows. For a more detailed discussion, refer to Part II, Item 1, Legal Proceedings, of this Quarterly Report on Form 10-Q. 3M's insurance recoveries, net of claims paid, related to the mammary implant matter resulted in $15 million of net cash inflows in the first quarter of 2002, compared to $3 million of net cash outflows in the first quarter of 2001.

Cash used in investing activities totaled $143 million in the first three months of the year, compared with $440 million in the same period last year. Capital expenditures for the first three months of 2002 were $161 million, a decrease of $120 million from the same period last year. Cash used for acquisitions of businesses totaled $191 million in the first three months of 2001. This cash outflow principally related to the acquisition of MicroTouch Systems Inc., a touch screen manufacturer, for $158 million in cash, net of cash acquired.

Financing activities in the first three months of 2002 for both short-term and long-term debt included net cash inflows of $11 million, compared with net cash inflows of $444 million in the same period last year. The decrease in net short-term debt of $255 million includes the portion of short-term debt with original maturities of 3 months or less. Repayment of other debt of $259 million includes $256 million of commercial paper having original maturities greater than 3 months. Proceeds from other debt of $525 million includes $126 million of commercial paper having original maturities greater than 3 months.

Treasury stock repurchases for the first three months of 2002 were $420 million, compared with $342 million in the same period last year. The company repurchased about 3.7 million shares of common stock in the first three months of 2002, compared with about 3.1 million shares in the same period last year. In November 2001, the Board of Directors authorized the repurchase of up to $2.5 billion of the company's stock between January 1,
2002 and December 31, 2003.   As of March 31, 2002, about $2.1 billion
remained authorized for repurchase. Stock repurchases are made to support the company's management stock option plan, its general employees' stock purchase plan and for other corporate purposes.

A reduction in weighted average diluted shares outstanding (including the effects of repurchases, issuances and dilution) resulted in a benefit of 2 cents per diluted compared to the first quarter of 2001.

Cash dividends paid to shareholders totaled $242 million in the first three months of this year, compared with $239 million in the same period last year. In February 2002, the quarterly dividend was increased to 62 cents per share.

FUTURE OUTLOOK
While the company is hopeful that the global economy will improve, its spending plans reflect a continuing challenging economic backdrop for the remainder of the year. The company will continue to press ahead with its five corporate initiatives aimed at accelerating long-term top-line growth, improving cash efficiency and lowering its total cost structure. Through these actions, the company expects to be at a new competitive level. Once the global economy begins to improve, the company expects to be well positioned to leverage its strong, diverse and global business portfolio into solid and sustainable earnings growth.

The company expects 2002 earnings to fall within a range of $4.80 to $5.10 per share - excluding non-recurring items. This range assumes a positive 12-cent impact due to cessation of goodwill amortization in accordance with the adoption of a recent accounting standard. Earnings, excluding non-recurring items, for the second quarter of 2002 are expected to be at or above the first quarter of 2002 result of $1.23 per share.

In the second quarter of 2001 the company announced a restructuring plan, which is discussed in the company's 2001 Annual Report on Form 10-K. Under the restructuring plan the company eliminated about 1,000 positions during the quarter ended March 31, 2002, and since inception has eliminated about 4,500 positions.

The company expects the costs associated with this restructuring plan to total about $750 million pre-tax upon completion, including the $623 million recorded in 2001 and the first quarter of 2002. The remaining charges will include additional employee severance and benefit costs, additional accelerated depreciation, and other incremental restructuring-related exit costs. Remaining employee severance and benefit costs primarily include international voluntary separation packages that are expected to be substantially completed in the second quarter of 2002. The company also expects to substantially complete the process of consolidating or downsizing certain manufacturing operations by June 30, 2002, primarily in the United States and Europe. This consolidation results in accelerated depreciation for those facilities that will cease operations during this period.

Selected information relating to the charges follows.

                             Employee
                            Severance
                                  and    Accelerated
(Millions)                   Benefits   Depreciation    Other    Total
                             --------   ------------   -------  -------
Charges
    Year 2001                    $472           $ 80      $17     $569
    First quarter 2002             24             26        4       54
                                 -----          -----    -----    -----
      Total charges              $496           $106      $21     $623

Restructuring liability

  Current liability at
    December 31, 2001            $185                     $13     $198

  First quarter 2002 activity
    Charges                        24             26        4       54
    Reclass from long-term
      portion of liability         47                       -       47
    Non-cash and long-term
      portion of liability        (14)           (26)       -      (40)
    Cash payments                 (91)                     (4)     (95)
                                 -----                   -----    -----
  Current liability as of
    March 31, 2002               $151                      13     $164
                                 =====                   =====    =====

Related to this restructuring plan, the company estimates it saved $80 million in the second half of 2001. The company expects additional savings of approximately $300 million in 2002, with a somewhat greater rate of savings in the second half when compared to the first half of the year. The vast majority of the savings will be reduced employee costs. The 2001 savings were most prominent in SG&A, with cost of sales benefits occurring in late 2001 and into 2002. Numerous factors may create offsets to these savings, such as the potential for continued weakness in sales volumes, normal increases in compensation and benefits, and other inflationary pressures.

The company is increasingly striving to move costs outside the U.S. to naturally protect 3M from currency fluctuations. The company increased the amount and duration of its foreign currency hedges throughout 2001 to help dampen year-over-year effects and to improve the predictability of future earnings. The company policy is to hedge an estimated 50 percent of its annual income statement foreign currency risk. The company may deviate from this 50 percent target based on uncertainty of future exposures or market conditions. However, this hedging program will not make 3M immune to currency impacts.

Raw material costs were down an estimated four percent in the first quarter of 2002, and 3M expects continuing improvement for the remainder of 2002, due both to falling prices for many key feedstocks and to 3M's continued global sourcing and cost-reduction efforts. The company expects a tax rate in the 32.5 percent range for the remainder of 2002. Capital expenditures are expected to total $1 billion or less for total year 2002.

3M's longer-term prospects remain bright. The company is on track in implementing several initiatives (Six Sigma, Global Sourcing
Effectiveness, 3M Acceleration, Indirect Cost Reduction and e-Productivity) that will strengthen 3M and enhance its competitiveness. In addition, through the current restructuring plan, 3M is making structural adjustments that will help ensure consistent future earnings performance.

THE EURO CONVERSION
There have not been any significant new developments relating to the euro conversion since year-end 2001. Refer to the 2001 Annual Report on Form 10-K for a complete discussion of the euro conversion.

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

                      3M Company and Subsidiaries
                      PART II.  Other Information

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

While the company believes that the ultimate outcome of all of the proceedings and claims described in "Legal Proceedings", individually and in the aggregate, will not have a material adverse effect on its consolidated financial position, results of operations, or cash flows, there can be no certainty that the company may not ultimately incur charges, whether for breast implant litigation, respirator/mask/asbestos litigation, environmental matters, or other actions, in excess of presently recorded liabilities.

The company cannot always definitively determine possible liabilities that exceed recorded amounts related to the legal proceedings described in the preceding paragraph. However, the company believes it unlikely, based upon the nature of the legal proceedings and its current knowledge of relevant facts and circumstances, that the possible liabilities exceeding recorded amounts would be material to its consolidated financial position, results of operations or cash flows. With respect to products liability claims, such a conclusion about possible liabilities considers insurance coverage available for such liabilities.

While the company believes that a material adverse impact on its consolidated financial position, results of operations, or cash flows from any such future charges is unlikely, given the inherent uncertainty of litigation, a remote possibility exists that a future adverse ruling or unfavorable development could result in future charges that could have a material adverse impact on the company. The current estimates of the potential impact on the company's consolidated financial position, results of operations and cash flows for the proceedings and claims described in "Legal Proceedings" could change in the future.

Breast Implant Litigation
-------------------------
The company and certain other companies have been named as defendants in a number of claims and lawsuits alleging damages for personal injuries of various types resulting from breast implants formerly manufactured by the company or a related company. The company entered the business of manufacturing breast implants in 1977 by purchasing McGhan Medical Corporation. In 1984, the company sold the business to a corporation that also was named McGhan Medical Corporation.

As of March 31, 2002, the company is named as a defendant, often with multiple co-defendants, in 154 lawsuits in various courts and 5 claims, all seeking damages for personal injuries from allegedly defective breast implants. These lawsuits and claims purport to represent 737 individual claimants.

3M has confirmed that approximately 16 of the 737 claimants have opted out of the revised class action settlement program approved by the United States District Court for the Northern District of Alabama (the "Revised Settlement Program") and have 3M implants. Most of the claimants in these confirmed cases have alleged an unspecified amount of damages above the jurisdictional limit of the courts in which the cases were filed. The company does not consider its remaining probable liability for these confirmed cases to be material.

The company believes that most of the remaining 721 claimants will be dismissed either because the claimants did not have 3M implants or the claimants accepted benefits under the Revised Settlement Program. Most of these claimants have filed lawsuits that either do not allege a specific amount of damages or allege an unspecified amount of damages above the jurisdictional limit of the court. The company continues to work to clarify the status of these lawsuits and claims.

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

As of March 31, 2002, the company had receivables for insurance recoveries related to the breast implant matter of $386 million, representing settled but yet to be received amounts ($63 million) as well as amounts contested by the insurance carriers ($323 million). During the first quarter of 2002, the company received payments of $20 million from its occurrence carriers. Various factors could affect the timing and amount of proceeds to be received under the company's various insurance policies, including (i) the timing of payments made in settlement of claims; (ii) the outcome of occurrence insurance litigation in the courts of Minnesota (as discussed above); (iii) the outcome of the arbitration with claims-made insurers; (iv) delays in payment by insurers; and (v) the extent to which insurers may become insolvent in the future. There can be no absolute assurance that the company will collect all amounts recorded as being probable of recovery from its insurers.

Respirator/Mask/Asbestos Litigation
-----------------------------------
During October 2001, the company defended a case in the Circuit Court of Holmes County, Mississippi, against plaintiffs claiming that a 3M respirator and mask did not protect them against contracting claimed asbestos-related diseases allegedly caused by exposure to products containing asbestos which were manufactured by other defendants. The case against the company initially involved six plaintiffs whose claims were consolidated for trial. The court dismissed one plaintiff's case just before trial, and a second plaintiff abandoned his case before it was submitted to the jury. On October 26, the jury returned a verdict against all defendants in favor of the plaintiffs, four of whom had claims against the company. The jury awarded the plaintiffs $25 million each in compensatory damages. The jury denied plaintiffs' request for punitive damages. Based on the jury's findings of percentage of fault attributable to each defendant, the company's share of the total verdict is $22.5 million. The company can provide no assurance at this time about the ability of any co-defendant to pay its share of any ultimate judgment or whether a co-defendant's inability to pay will cause a reallocation of liability for damages among the remaining solvent defendants under state law. Judgment was entered on January 30, 2002. Because the company is vigorously challenging the judgment in post-trial motions, will plan to appeal if necessary, and believes that the judgment ultimately will be overturned, no liability has been recorded related to this matter as of March 31, 2002. If any damages are ultimately assessed against the company, a substantial portion of such damages would be covered by the company's product liability insurance.

For more than twenty years, the company has successfully defended and resolved the claims of approximately 200,000 individual claimants similar to the ones brought in Holmes County. The company's vigorous defense of this litigation has resulted in: (i) jury verdicts for the company in the only other two cases tried to verdict (these two successful verdicts involved allegations about the 3M products which were virtually indistinguishable from those of the Holmes County case); (ii) frequent dismissals of lawsuits without any payment by the company; and (iii) an average settlement value of less than $1,000 for the claims and lawsuits that the company has resolved. In many of these lawsuits and claims, the company is named as a defendant with multiple co-defendants where no product the company manufactured is involved or where the company is ultimately determined not to have manufactured the products the plaintiffs identified. As noted above, many of these lawsuits and claims have been dismissed without payment.

As of March 31, 2002, the company is a named defendant, with multiple co-defendants, in approximately 21,400 lawsuits and claims in various courts. (The number of lawsuits is not a good indicator of claims and litigation activity because one lawsuit may represent the claims of one plaintiff or many. The number of plaintiffs named in any one lawsuit varies by plaintiffs' counsel and jurisdiction. For this reason, the number of claimants is a better indicator of claims and litigation activity.) These lawsuits and claims purport to represent approximately 77,000 individual claimants. A majority of these current claimants have not identified specific products manufactured by the company.

Based on the company's experience, the vast majority of these lawsuits and claims purportedly relate to the alleged use of company's mask and respirator products and seek damages from the company and other defendants for alleged personal injury from occupational exposure to asbestos or, less frequently, silica found in products manufactured by other defendants. The remaining lawsuits and claims generally allege personal injury from occupational exposure to asbestos from unspecified products claimed to have been manufactured by the company or other defendants and/or from specialty products containing asbestos manufactured by the company and/or other defendants many years ago.

Based on the company's experience in defending and resolving these lawsuits and claims to date and the substantial product liability insurance provided by the company's insurers, the company believes these lawsuits and claims will not have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

As of March 31, 2002, the company had estimated accrued liabilities of approximately $144 million for these claims. This amount represents the company's best estimate of the amount to cover the cost and expense of resolving current and probable future claims. The company also had receivables for expected insurance recoveries of approximately $223 million. The difference between the accrued liability and insurance receivable represents the time delay between payment of claims and receipt of insurance reimbursements.

The company's current estimate of its probable liabilities and associated expenses for respirator/mask/asbestos litigation is based on facts and circumstances existing at this time and reasonably anticipated trends. New developments may occur that could affect the company's estimate of probable liabilities and associated expenses. These developments include, but are not limited to, (i) significant changes in the number of future claims, (ii) significant changes in the average cost of resolving claims, (iii) changes in the nature of claims received, (iv) changes in the law and procedure applicable to these claims, or (v) financial viability of other co-defendants and insurers and other unknown variables. The company cannot determine the impact of these potential developments on the current estimate of its probable liabilities and associated expenses.

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

Under certain environmental laws, including the United States Comprehensive Environmental Response, Compensation and Liability Act of 1980 and similar state laws, the company may be jointly and severally liable for the costs of environmental contamination at current or former facilities and at off-site locations. The company has identified numerous locations, most of which are in the United States, at which it may have some liability. Amounts expensed for environmental remediation activities were not material at these locations nor have there been material changes in the recorded liabilities for environmental matters.

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

          (12) A statement setting forth the calculation of the ratio of earnings to fixed charges. Page 35.

          (15) A letter from the company's independent accountants regarding unaudited interim consolidated financial statements. Page 36.

Reports on Form 8-K:

3M filed one Form 8-K on April 9, 2002, and one Form 8-K for the quarter ended March 31, 2002.

The Form 8-K dated April 9, 2002, indicated that the Board of "Minnesota Mining and Manufacturing Company" approved changing the company's name to "3M Company" effective 8 A.M. Eastern Time on April 8, 2002. The "MMM" ticker symbol remains the same.

The Form 8-K dated March 5, 2002, provided the opinion and consent of general counsel in connection with the offering of $400 million in medium-term notes due in the year 2005.

None of the other item requirements of Part II of Form 10-Q are applicable to the company for the quarter ended March 31, 2002.

                                 SIGNATURE
                                 ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         3M COMPANY
                          ------------------------------------------
                                         (Registrant)



Date:       April 30, 2002
      ------------------------------

                          /s/ Patrick D. Campbell
                          ------------------------------------------

                           Patrick D. Campbell, Senior Vice President and Chief Financial Officer

                          (Mr. Campbell is the Principal Financial
                           and Accounting Officer and has been duly authorized to sign on behalf of the registrant.)