Form 10-Q
period 2002-06-30
3M CO
filed 2002-08-12
CIK 66740

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

                       -----------------------------

                     For Quarter ended June 30, 2002
                      Commission file number: 1-3285


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


      On June 30, 2002, there were 390,014,808 shares of the Registrant's common stock outstanding.



                      This document contains 48 pages.

                The exhibit index is set forth on page 43.

========================================================================

                      3M Company and Subsidiaries

                     PART I.  FINANCIAL INFORMATION

                      3M Company and Subsidiaries
                    CONSOLIDATED STATEMENT OF INCOME
            (Amounts in millions, except per-share amounts)
                               (Unaudited)
                               Three months ended      Six months ended
                                     June 30                June 30
                               ------------------     ------------------
                                 2002       2001        2002       2001
                               -------    -------     -------    -------
Net sales                      $4,161     $4,073      $8,051     $8,237
                               -------    -------     -------    -------
Operating expenses
  Cost of sales                 2,231      2,266       4,267      4,462
  Selling, general and
    administrative expenses       975      1,190       1,852      2,143
  Research, development and
    related expenses              269        283         533        561
                               -------    -------     -------    -------
         Total                  3,475      3,739       6,652      7,166
                               -------    -------     -------    -------
Operating income                  686        334       1,399      1,071
                               -------    -------     -------    -------
Interest expense and income
  Interest expense                 20         33          39         71
  Interest income                  (9)        (9)        (18)       (21)
                               -------    -------     -------    -------
         Total                     11         24          21         50
                               -------    -------     -------    -------
Income before income taxes
  and minority interest           675        310       1,378      1,021

Provision for income taxes        210         94         437        332

Minority interest                  (1)        14          23         34
                               -------    -------     -------    -------
Net income                     $  466     $  202      $  918     $  655
                               =======    =======     =======    =======
Weighted average common
  shares outstanding - basic    390.0      395.9       390.0      396.1
Earnings per share - basic     $ 1.19     $  .51      $ 2.35     $ 1.65
                               =======    =======     =======    =======
Weighted average common
  shares outstanding - diluted  396.1      402.2       395.7      402.3
Earnings per share - diluted   $ 1.18     $  .50      $ 2.32     $ 1.63
                               =======    =======     =======    =======

<F1>
The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

         3M Company and Subsidiaries - CONSOLIDATED BALANCE SHEET
(Dollars in millions, except per-share amounts)     (Unaudited)   Dec. 31,
                                                   Jun. 30, 2002     2001
                                                     ----------  ---------
ASSETS
Current assets
  Cash and cash equivalents                             $   665    $   616
  Accounts receivable - net                               2,795      2,482
  Inventories
    Finished goods                                        1,067      1,103
    Work in process                                         577        611
    Raw materials and supplies                              354        377
                                                       --------   --------
      Total inventories                                   1,998      2,091
  Other current assets                                    1,165      1,107
                                                       --------   --------
        Total current assets                              6,623      6,296
Investments                                                 250        275
Property, plant and equipment                            14,735     14,365
  Less accumulated depreciation                          (9,183)    (8,750)
                                                        --------   --------
    Property, plant and equipment - net                   5,552      5,615
Goodwill                                                  1,070      1,012
Intangible assets                                           244        238
Other assets                                              1,222      1,170
                                                        --------   --------
        Total assets                                    $14,961    $14,606
                                                        ========   ========
LIABILITIES
Current liabilities
  Short-term debt                                       $   806    $ 1,373
  Accounts payable                                          835        753
  Payroll                                                   476        539
  Income taxes                                              678        596
  Other current liabilities                               1,391      1,248
                                                        --------   --------
        Total current liabilities                         4,186      4,509
Long-term debt                                            1,838      1,520
Other liabilities                                         2,557      2,491
                                                        --------   --------
        Total liabilities                                 8,581      8,520
                                                        --------   --------
STOCKHOLDERS' EQUITY
  Common stock, $.01 par value, 472,016,528 shares issued     5          5
  Capital in excess of par value                            291        291
  Retained earnings                                      12,227     11,914
  Treasury stock, at cost; 82,001,720 shares at
    Jun. 30, 2002; 80,712,892 shares at Dec. 31, 2001    (4,791)    (4,633)
  Unearned compensation                                    (272)      (286)
  Accumulated other comprehensive income(loss)           (1,080)    (1,205)
                                                        --------   --------
        Total stockholders' equity                        6,380      6,086
                                                        --------   --------
        Total liabilities and stockholders' equity      $14,961    $14,606
                                                        ========   ========

<F1>
The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

   3M Company and Subsidiaries - CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Unaudited)
                                                      Six months ended
(Dollars in millions)                                      June 30
                                                      ------------------
                                                        2002       2001
                                                      -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                            $  918    $   655
Adjustments to reconcile net income
  to net cash provided by operating activities
    Depreciation and amortization                        496        503
    Changes in assets and liabilities
      Accounts receivable                               (204)      (114)
      Inventories                                        160         (5)
      Other current assets                               (28)       (45)
      Other assets - net of amortization                 (34)        36
      Income taxes payable                                72        112
      Accounts payable and other current liabilities      85        285
      Other liabilities                                   68        (73)
    Other - net                                           63         86
------------------------------------------------------------------------
Net cash provided by operating activities              1,596      1,440
------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment              (363)      (547)
Proceeds from sale of property, plant and equipment       25         22
Acquisitions of businesses                                --       (208)
Proceeds from sale of businesses                          --          9
Purchase of investments                                   (1)        (7)
Proceeds from sale of investments                         11         19
------------------------------------------------------------------------
Net cash used in investing activities                   (328)      (712)
------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Change in short-term debt - net                         (394)       516
Repayment of debt (maturities greater than 90 days)     (417)      (667)
Proceeds from debt (maturities greater than 90 days)     526        674
Purchases of treasury stock                             (705)      (852)
Reissuances of treasury stock                            359        326
Dividends paid to stockholders                          (483)      (477)
Distributions to minority interests                      (58)       (17)
------------------------------------------------------------------------
Net cash used in financing activities                 (1,172)      (497)
------------------------------------------------------------------------
Effect of exchange rate changes on cash                  (47)        33
------------------------------------------------------------------------
Net increase in cash and cash equivalents                 49        264
Cash and cash equivalents at beginning of year           616        302
------------------------------------------------------------------------
Cash and cash equivalents at end of period            $  665     $  566
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

Accounting Pronouncements
In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This standard reviews the accounting for certain exit costs and disposal activities currently set forth in Emerging Issues Task Force issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal change relates to the requirements necessary for recognition of a liability for a cost associated with an exit or disposal activity. The new statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred versus the date of commitment to an exit plan.
This statement is effective for exit and disposal activities initiated after December 31, 2002. The company expects the principal impact to be the ultimate timing of when charges are recorded as opposed to the value of the ultimate charge.

Effective January 1, 2002, the company adopted Emerging Issues Task Force Issue No. 00-25 (EITF 00-25), "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products". This statement addressed whether certain consideration from a vendor to a reseller of the vendor's products is an adjustment to selling prices or a cost. This statement did not have any effect on the company's net income or its financial position. This adoption resulted in a reclassification of approximately $25 million of advertising expenses from selling, general and administrative expenses to net sales for each of the years 1999 through 2001. This reclassification totaled approximately $6 million for the second quarter ended June 30, 2001, and $12 million for the six-month period ended June 30, 2001. These adjustments were recorded in the company's Consumer and Office Markets segment.

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

Effective January 1, 2002, the company adopted SFAS No. 144. This standard broadens the presentation of discontinued operations to include more disposal transactions, thus the recognition of discontinued operations is expected to become more common under this standard. This statement retains the requirements of SFAS No. 121 (Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed
Of) to recognize impairments on Property, Plant and Equipment, but removes goodwill from its scope. The adoption of SFAS No. 144 did not have a material impact on the company's consolidated financial statements.

Significant Accounting Policies
The accounting policies for "Property, plant and equipment," "Other assets" and "Impairment of long-lived assets" in the Annual Report on Form 10-K for the year ended December 31, 2001, have been superseded by the new policies that follow. These policies were impacted by the January 1, 2002, adoption of SFAS No. 142 and SFAS No. 144 (discussed previously). The "Property, plant and equipment" policy did not change significantly, but has been updated to include impairment policy information that was previously disclosed under the separate "Impairment of long-lived assets" policy.

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

Goodwill: Goodwill is the excess of cost of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a purchase business combination. Effective January 1, 2002, with the adoption of SFAS No. 142, goodwill is not amortized. Prior to January 1, 2002, goodwill was amortized on a straight-line basis, ranging from 5 to 40 years. Beginning January 1, 2002, goodwill will be tested for impairment annually, and will be tested for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Impairment testing for goodwill is done at a reporting unit level. Currently, 3M has identified 20 reporting units under the criteria set forth by SFAS No. 142. An impairment loss would generally be recognized when the carrying amount of the reporting unit's net assets exceeds the estimated fair value of the reporting unit. The estimated fair value of a reporting unit is determined using earnings for the reporting unit multiplied by a price/earnings ratio for comparable industry groups. The company completed its assessment of any potential impairment upon adoption of this standard and determined that no impairment existed at January 1, 2002. Prior to January 1, 2002, goodwill was tested for impairment in a manner consistent with property, plant and equipment and intangible assets with a definite life.

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

Goodwill and Indefinite Lived Intangible Assets - Adoption of SFAS No. 142 The goodwill balance by market segment as of January 1, 2002, and June
30, 2002, follows. Goodwill has increased since January 1, 2002, primarily due to changes in foreign currency exchange rates.

Goodwill                                Jan. 1           Jun. 30
(Millions)                               2002              2002
Transportation, Graphics and Safety    $  171            $  181
Health Care                               330               352
Industrial                                 20                20
Consumer and Office                        19                19
Electro and Communications                366               377
Specialty Material                        106               121
Total Company                          $1,012            $1,070

Goodwill and Indefinite-Lived Tradenames
Supplemental Business Segment Information
Three-month period ending

Amortization expense             Mar. 31   Jun. 30  Sep. 30   Dec. 31
(Millions)                         2001      2001     2001      2001
Transportation,
  Graphics and Safety              $ 2       $ 3      $ 4       $ 4
Health Care                          4         6        6         6
Industrial                           1         -        -         -
Consumer and Office                  1         -        1         -
Electro and Communications           5         6        6         6
Specialty Material                   1         2        1         2
Total Company                      $14       $17      $18       $18
Income taxes                        (3)       (3)      (3)       (3)
Minority interest                    -        (1)      (1)       (2)
Amortization - net of income
  taxes and minority interest      $11       $13      $14       $13

The impact of Statement No. 142 on reported results follows.

Goodwill and Indefinite-Lived Tradenames
Supplemental Consolidated Statement of Income Information
(Millions, except per-share amounts)
                              Three month    Three month      Six month
                             period ending  period ending   period ending
                                 Jun. 30        Mar. 31         Jun. 30
                              2002    2001   2002    2001    2002    2001
Reported net income          $ 466   $ 202  $ 452   $ 453   $ 918   $ 655
Add back:
Goodwill amortization, net      --      13     --      10      --      23
Indefinite-lived tradename
 amortization, net              --      --     --       1      --       1
Adjusted net income          $ 466   $ 215  $ 452   $ 464   $ 918   $ 679

Earnings per share - basic
Reported net income          $1.19   $0.51  $1.16   $1.14   $2.35   $1.65
Goodwill amortization, net      --    0.03     --    0.03      --    0.06
Indefinite-lived tradename
 amortization, net              --      --     --      --      --      --
Adjusted net income          $1.19   $0.54  $1.16   $1.17   $2.35   $1.71

Earnings per share - diluted
Reported net income          $1.18   $0.50  $1.14   $1.13   $2.32   $1.63
Goodwill amortization, net      --    0.04     --    0.02      --    0.06
Indefinite-lived tradename
 amortization, net              --      --     --      --      --      --
Adjusted net income          $1.18   $0.54  $1.14   $1.15   $2.32   $1.69

The impact of Statement No. 142 on previously reported results follows.

Goodwill and Indefinite-Lived Tradenames
Supplemental Consolidated Statement of Income Information
Twelve-month period ended December 31

(Millions, except per-share amounts)    2001         2000         1999
Reported net income                    $1,430       $1,782       $1,763
Add back:
Goodwill amortization, net                 48           30           16
Indefinite-lived tradename
 amortization, net                          3            2           --
Adjusted net income                    $1,481       $1,814       $1,779

Earnings per share - basic
Reported net income                    $ 3.63       $ 4.50       $ 4.39
Goodwill amortization, net               0.12         0.08         0.04
Indefinite-lived tradename
 amortization, net                       0.01           --           --
Adjusted net income                    $ 3.76       $ 4.58       $ 4.43

Earnings per share - diluted
Reported net income                    $ 3.58       $ 4.45       $ 4.34
Goodwill amortization, net               0.11         0.09         0.04
Indefinite-lived tradename
 amortization, net                       0.01           --           --
Adjusted net income                    $ 3.70       $ 4.54       $ 4.38

Goodwill and Indefinite-Lived Tradenames
Supplemental Consolidated Statement of Income Information
Three-month period ended
(Millions except,                  Mar. 31   Jun. 30  Sep. 30   Dec. 31
per-share amounts)                   2001      2001     2001      2001
Reported net income                 $ 453     $ 202    $ 394     $ 381
Add back:
Goodwill and indefinite-lived
  tradename amortization, net          11        13       14        13
Adjusted net income                 $ 464     $ 215    $ 408     $ 394

Earnings per share - basic
Reported net income                 $1.14     $0.51    $1.00     $0.97
Goodwill and indefinite-lived
  tradename amortization, net        0.03      0.03     0.04      0.04
Adjusted net income                 $1.17     $0.54    $1.04     $1.01

Earnings per share - diluted
Reported net income                 $1.13     $0.50    $0.99     $0.96
Goodwill and indefinite-lived
  tradename amortization, net        0.02      0.04     0.03      0.03
Adjusted net income                 $1.15     $0.54    $1.02     $0.99

Acquired Intangible Assets
The carrying amount and accumulated amortization of acquired intangible assets follows.

(Millions)                                             Jan. 1    Jun. 30
                                                        2002       2002
Patents                                                 $241       $256
Other amortizable intangible assets                       85         92
Non-amortizable intangible assets (tradenames)            52         56
  Total gross carrying amount                            378        404

Accumulated amortization - patents                       (91)      (105)
Accumulated amortization - other                         (49)       (55)
  Less total accumulated amortization                   (140)      (160)

Total intangible assets, net                            $238       $244

The table below shows expected amortization expense for acquired intangible assets recorded as of January 1, 2002.

                                                                  After
(Millions)            2002     2003     2004     2005     2006     2006
Amortization
  expense              $31      $28      $25      $20      $19      $63

The above amortization expense forecast is an estimate. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, changes in foreign currency exchange rates, impairment of intangible assets, accelerated amortization of intangible assets, and other events.

RESTRUCTURING CHARGES AND NON-RECURRING ITEMS
During the second quarter of 2001, the company announced a restructuring plan, which is discussed in the company's 2001 Annual Report on Form 10-K. Under the restructuring plan, the company eliminated about 2,200 positions during the six-month period ended June 30, 2002, and since inception has eliminated about 5,700 positions. These positions represent a wide range of functions throughout the company. Because certain employees can defer receipt of termination benefits, cash payments can lag job eliminations. The restructuring current liability as of June 30, 2002, totaled $126 million.

In the second quarter of 2002, the company recorded charges related to this restructuring plan that reduced operating income by $148 million and net income by $73 million. These second-quarter 2002 charges were classified as a component of cost of sales ($91 million); selling, general and administrative expenses ($56 million); and research, development and related expenses ($1 million). Of these charges, $87 million related to employee severance and benefits and $21 million related to accelerated depreciation (incremental charges resulting from shortened depreciable lives). Depreciation was taken ratably over the new estimated life for those assets affected by restructuring-related downsizing or consolidation, which in most cases was less than one year. These charges also included $40 million related to other exit activities, which included incremental costs and contractual obligations for items such as lease termination payments and other facility exit costs (such as demolition of buildings, inventory disposals, other) incurred as a direct result of this
plan.   The non-cash and long-term portion of the severance and benefit liability totaled $21 million in the second quarter of 2002. This primarily included special termination pension and medical benefits offered to eligible employees, which will generally be paid out over their life expectancies.

In the six-month period ended June 30, 2002, the company recorded charges related to this restructuring plan that reduced operating income by $202 million and net income by $108 million. These 2002 charges were classified as a component of cost of sales ($121 million); selling, general and administrative expenses ($77 million); and research, development and related expenses ($4 million). Of these charges, $111 million related to employee severance and benefits, $47 million related to accelerated depreciation (incremental charges resulting from shortened depreciable lives, primarily related to downsizing or consolidating manufacturing operations), and $44 million related to other exit activities. The reclassification of deferred separation pay from the long-term portion of the liability to short-term totaled $47 million. The non-cash and long-term portion of the employee severance and benefits liability totaled $35 million, primarily related to special termination pension and medical benefits offered to eligible employees, which will generally be paid out over their life expectancies. It also included $2 million of non-cash stock option expense. The non-cash stock option expense resulted from the reclassification of certain employees age 50 and older to retiree status, resulting in a modification of their original stock option grants for accounting purposes, which triggers expense recognition.

The company expects no additional charges will be incurred going forward related to this corporate restructuring plan. The costs incurred by this plan, since inception in the second quarter of 2001, totaled $771 million. The severance and benefit charges were taken in the quarter when management approved the plans and after severance benefits had been communicated to the employees. Communication of benefits to international employees occurred in various countries during different periods, resulting in severance expense over the entire course of the restructuring plan. Second quarter 2002 employee severance and benefit charges of $87 million largely related to international voluntary separation packages that were accepted in the second quarter of 2002. Much of this second quarter 2002 restructuring activity related to Sumitomo 3M Limited, resulting in $18 million of non-recurring income being recorded in minority interest. Minority interest represents the elimination of the non-3M ownership interests.

Selected information relating to the charges follows.

                             Employee
                            Severance
                                  and    Accelerated
(Millions)                   Benefits   Depreciation    Other    Total
                             --------   ------------   -------  -------
Charges
    Year 2001                    $472           $ 80     $ 17     $569
    First quarter 2002             24             26        4       54
    Second quarter 2002            87             21       40      148
                                 -----          -----    -----    -----
      Total charges              $583           $127     $ 61     $771
                                 =====          =====    =====    =====
Restructuring liability

  Current liability at
    December 31, 2001            $185                     $13     $198

  First six months 2002 activity
    Charges                       111             47       44      202
    Reclassification from
      long-term portion
      of liability                 47                       -       47
    Non-cash and long-term
      portion of liability        (35)           (47)       -      (82)
    Cash payments                (228)                    (11)    (239)
                                 -----                   -----    -----
  Current liability as of
    June 30, 2002                $ 80                     $46     $126
                                 =====                   =====    =====

In the second quarter of 2001, the company recorded charges related to the current restructuring plan that reduced operating income by $397 million and net income by $249 million. These 2001 charges were included as a component of cost of sales ($141 million); selling, general, and administrative expenses ($242 million); and research and development expense ($14 million). In the first quarter of 2001, non-recurring costs (recorded in cost of sales) included acquisition-related charges that reduced operating income by $23 million and net income by $14 million.

RECLASSIFICATIONS
Certain prior-period balance sheet amounts have been reclassified to conform to the current year presentation.

Due to the adoption of EITF 00-25 effective January 1, 2002 (discussed previously under "Accounting Pronouncements"), certain prior-period statement of income amounts have been reclassified to conform to the current-year presentation, with no effect on previously reported net income.

BUSINESS SEGMENTS
3M's net sales and operating income by segment for the second quarter and the six-month periods ended June 30, 2002, and 2001 follow. The company adopted EITF No. 00-25 effective January 1, 2002. This adoption resulted in a reclassification of approximately $25 million of advertising expenses from selling, general and administrative expenses to net sales for each of the years 1999 through 2001, with no impact on operating income. These adjustments were reflected in the company's Consumer and Office Markets segment.

-------------------------------------------------------------
BUSINESS
SEGMENT              Three months ended      Six months ended
INFORMATION               June 30                 June 30
(Millions)              2002     2001          2002     2001
-------------------------------------------------------------
NET SALES
Transportation,
 Graphics and Safety  $  994   $  907        $1,888   $1,800
Health Care              927      854         1,798    1,683
Industrial               805      792         1,598    1,657
Consumer and Office      664      666         1,289    1,355
Electro and
 Communications          504      582           967    1,188
Specialty Material       253      270           485      551
Corporate and
 Unallocated              14        2            26        3
-------------------------------------------------------------
Total Company         $4,161   $4,073        $8,051   $8,237
-------------------------------------------------------------
OPERATING INCOME
Transportation,
 Graphics and Safety  $  244   $  198        $  456   $  375
Health Care              217      190           439      355
Industrial               140      123           279      293
Consumer and Office      122      106           239      219
Electro and
 Communications           84       77           139      145
Specialty Material        42       38            73       86
Corporate and
 Unallocated            (163)    (398)         (226)    (402)
--------------------------------------------------------------
Total Company         $  686   $  334        $1,399   $1,071
--------------------------------------------------------------

First and second quarter 2002 non-recurring charges (included in Corporate and Unallocated) of $54 million and $148 million, respectively, principally related to employee separation costs, accelerated depreciation charges and other associated exit costs under the company's previously announced restructuring plan. The restructuring costs are not recorded in the individual business segments for internal management reporting purposes. This enhances comparability and reflects management focus on ongoing results.

Second quarter 2001 operating income includes non-recurring charges of $397 million (included in Corporate and Unallocated). These costs relate primarily to employee separation costs under the restructuring plan. First quarter 2001 operating income includes non-recurring costs of $23 million recorded in cost of sales. These first quarter 2001 non-recurring costs (primarily related to inventory acquired in business combinations that must be recorded at fair market value instead of manufacturing cost and the subsequent sale of these acquired inventories) totaled $10 million in Health Care; $7 million in Transportation, Graphics and Safety; and $6 million in the Electro and Communications segment.

As previously discussed, the company adopted EITF No. 00-25 effective January 1, 2002. The reclassified prior-period net sales in total (including the $25 million annual reclassification impact) are summarized as follows. The offset to the $25 million reduction in annual net sales was reduced selling, general and administrative expenses.

                              Fourth    Third   Second    First
(Millions)            Year   Quarter  Quarter  Quarter  Quarter
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

DEBT ISSUANCES
In October 2000, the company filed a shelf registration with the Securities and Exchange Commission relating to the potential offering of debt securities of up to $1.5 billion. After the shelf registration became effective, the company, in May 2001, established under the shelf a medium-term notes program through which up to $1.4 billion of medium-term notes may be offered. In March 2002, the company issued a three-year, $400 million, fixed rate note. The debt was swapped to a rate based on a floating LIBOR index (1.68 percent at June 30, 2002). As of June 30, 2002, $950 million of medium-term notes had been issued under the medium-term notes program and another $56 million of debt securities were issued in 2001 directly from the shelf, aggregating $1.006 billion of outstanding debt securities offered under the shelf.

EARNINGS PER SHARE and DIVIDENDS PER SHARE
The difference in the weighted average common shares outstanding for calculating basic and diluted earnings per share amounts is attributable to the potential dilution from the company's stock-based compensation plans for the three-month and six-month periods ended June 30, 2002 and 2001. Certain Management Stock Ownership Program options outstanding were not included in the computation of diluted earnings per share because they would not have had a dilutive effect (3.2 million and 3.3 million average options for the three months ended June 30, 2002 and 2001, respectively;
4.8 million and 1.6 million average options for the six months ended June 30, 2002 and 2001, respectively). Dividends are paid quarterly to shareholders and totaled 62 cents per common share in both the first and second quarters of 2002, compared with 60 cents per common share in all quarters of 2001.

ACCOUNTING FOR DERIVATIVE INSTRUMENTS
The company uses interest rate swaps, currency swaps, and forward and option contracts to manage risks generally associated with foreign
exchange rate, interest rate and commodity market volatility.   For a
more detailed discussion of derivative instruments, refer to the company's 2001 Annual Report on Form 10-K.

During the second quarter of 2002, the company converted a foreign currency based pricing contract into a dollar based pricing contract. This resulted in the discontinuance of a foreign currency cash flow hedge. The company recognized a $10 million pre-tax loss (recorded in cost of sales) related to this discontinuance.

The table that follows provides the amount recorded in cumulative translation related to net investment hedging, and also provides cash flow hedging instrument disclosures.

                          Three months ended       Six months ended
DERIVATIVES                     June 30                 June 30
Net of tax amounts          2002       2001          2002       2001
                          ------------------------------------------
Net investment hedging:
  Unrealized after-tax
    gain (loss) recorded in
    cumulative translation  $(19)    $ (2)          $(17)      $ 18
                          ==========================================
Cash flow hedging
  instruments in Other
  Comprehensive Income:
Beginning balance           $  5     $ 13           $  9       $  -
Net unrealized holding
  gain/(loss)*               (56)      (1)           (59)        24
Net (gain)/loss
  reclassified to
  earnings*                   14       (6)            13        (18)
                         -------------------------------------------
Ending balance              $(37)**  $  6          $ (37)**    $  6
                         ===========================================
*Tax expense or benefit
Net unrealized holding
  gain/(loss)               $ 32     $  1          $  34       $(14)
Net (gain)/loss
  reclassified to
  earnings                    (8)       4             (8)        10

<F1>
** Based on exchange rates at June 30, 2002, the company expects to reclassify to earnings over the next 12 months a majority of the cash flow hedging instruments after tax loss of $37 million (with the impact largely offset by foreign currency cash flows from underlying hedged items).

STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS) INFORMATION
The components of the ending balances of accumulated other comprehensive income (loss) are shown as follows.

----------------------------------------------------------------------
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
                                                    Jun. 30   Dec. 31
(Millions)                                            2002      2001
----------------------------------------------------------------------
Cumulative translation - net                        $  (969)  $(1,152)
Minimum pension liability adjustments                   (74)      (74)
Debt and equity securities, unrealized gain - net         -        12
Cash flow hedging instruments,
  unrealized gain (loss) - net                          (37)        9
----------------------------------------------------------------------
Accumulated other comprehensive income (loss)       $(1,080)  $(1,205)
======================================================================

The components of total comprehensive income (loss) are shown as follows. Income tax effects for cumulative translation are not significant because no tax provision has been made for the translation of foreign currency financial statements into U.S. dollars. Reclassification adjustments (other than for cash flow hedging instruments which were discussed in the "Accounting for Derivative Instruments" section) were not material.

-------------------------------------------------------------------
TOTAL COMPREHENSIVE INCOME                      Three months ended
                                                      June 30
(Millions)                                          2002     2001
-------------------------------------------------------------------
Net income                                         $ 466    $ 202
Other comprehensive income (loss)
  Cumulative translation - net of $13 million
    tax benefit in 2002 and $2 million tax
    provision in 2001                                192      (62)
  Debt and equity securities,
    unrealized gain (loss) - net of $3 million
    tax benefit in 2002 and $4 million tax
    provision in 2001                                 (6)       7
  Cash flow hedging instruments, unrealized
    (loss) - net of $24 million tax benefit
    in 2002 and $5 million tax benefit in 2001       (42)      (7)
-------------------------------------------------------------------
      Total comprehensive income                   $ 610    $ 140
===================================================================

-------------------------------------------------------------------
TOTAL COMPREHENSIVE INCOME                       Six months ended
                                                       June 30
(Millions)                                          2002     2001
-------------------------------------------------------------------
Net income                                        $  918    $ 655
Other comprehensive income (loss)
  Cumulative translation - net of $12 million
    tax benefit in 2002 and $2 million tax
    provision in 2001                                183     (248)
  Debt and equity securities,
    Unrealized gain (loss) - net of $7 million
    tax benefit in 2002 and $9 million tax
    benefit in 2001                                  (12)     (13)
  Cash flow hedging instruments, unrealized
    gain (loss) - net of $26 million tax benefit
    in 2002 and $3 million tax provision in 2001     (46)       6
-------------------------------------------------------------------
      Total comprehensive income                  $1,043    $ 400
===================================================================

OTHER
Discussion of legal matters is cross-referenced to this Quarterly Report on Form 10-Q, Part II, Item 1, Legal Proceedings, and should be considered an integral part of the interim consolidated financial statements.

PricewaterhouseCoopers LLP, the company's independent accountants, have performed reviews of the unaudited interim consolidated financial statements included herein, and their review report thereon accompanies this filing. Pursuant to Rule 436(c) of the Securities Act of 1933 ("Act"), their report on these reviews should not be considered a "report" within the meaning of Sections 7 and 11 of the Act and the independent accountant liability under Section 11 does not extend to it.

               REVIEW REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders and Board of Directors of 3M Company:

We have reviewed the accompanying consolidated balance sheet of 3M Company and Subsidiaries as of June 30, 2002, and the related consolidated statements of income for each of the three-month and six-month periods ended June 30, 2002 and 2001, and of cash flows for the six-month periods ended June 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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



Minneapolis, Minnesota
July 22, 2002

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

Forward-looking statements are based on certain assumptions and expectations of future events that are subject to risks and uncertainties. Actual future results and trends may differ materially from historical results or those projected in any such forward-looking statements depending on a variety of factors, including but not limited to the following:

* The effects of, and changes in, worldwide economic conditions. The company operates in more than 60 countries and derives more than half of its revenues from outside the United States. The company's business may be affected by factors in the United States and other countries that are beyond its control, such as downturns in economic activity in a specific country, region, business or industry; social, political or labor conditions in a specific country or region; or potential adverse foreign tax consequences.

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

* The possibility that acquisitions, divestitures and strategic alliances may not meet sales and/or profit expectations. As part of the company's strategy for growth, the company has made and may continue to pursue acquisitions, divestitures and strategic alliances. However, there can be no assurance that these will be completed or beneficial to the company.

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

CERTIFICATIONS
The Securities and Exchange Commission (SEC) has issued an order requiring that the largest public companies file with the SEC a statement to certify completeness and accuracy of the covered reports along with other representations (includes 2001 Form 10-K, 2002 First and Second Quarter Form 10-Q's, the proxy statement for the 2002 Stockholders Meeting, and any Form 8-K's). 3M's Chief Executive Officer (CEO) and Chief Financial Officer (CFO) will be filing separate copies of this certification with the SEC on or before the due date of August 14, 2002. In addition, with respect to this Report, the CEO and CFO have both made a certification pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 (attached as Exhibit 99.1 and Exhibit 99.2 to this filing).

RESULTS OF OPERATIONS
The pro forma amounts (which excluding non-recurring items) that are discussed are not in accordance with, or preferable to, amounts determined in conformity with generally accepted accounting principles. Reference should be made to the Consolidated Financial Statements and accompanying Notes for additional information concerning non-recurring items, and for additional information on amounts determined in accordance with generally accepted accounting principles. The determination of non-recurring items may not be comparable to similarly titled measures used by other entities. The company believes that discussion of results excluding non-recurring items provides a useful analysis of operating trends.

Second Quarter
--------------
Overview:
3M delivered a solid earning performance in the second quarter of 2002.
The company reported net income of $466 million, or $1.18 per diluted share, in the second quarter of 2002, versus $202 million, or $0.50 per diluted share, in the second quarter of last year. Earnings were impacted by non-recurring pre-tax charges of $148 million and $397 million in the second quarter of 2002 and 2001, respectively, related to the company's current restructuring program. Excluding these non-recurring items, earnings per diluted share were $1.36 in the second quarter of 2002, compared with $1.12 in the second quarter last year, an increase of 21.4 percent. Currency impacts reduced earnings by 3 cents per diluted share in the second quarter of 2002, while the adoption of a new accounting standard resulting in the cessation of goodwill and other indefinite-lived intangible asset amortization boosted earnings by 4 cents per diluted share.

Goodwill and other intangible assets:
Statement on Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," was adopted effective January 1, 2002. Goodwill and indefinite-lived intangible assets are no longer amortized. Goodwill and indefinite-lived intangible assets are subject to an impairment test at least annually. The company completed its assessment of any potential impairment upon adoption of this standard and determined that no impairment existed at January 1, 2002. Additional information regarding accounting pronouncements of the FASB, including SFAS No. 142, is included in the Notes to the Consolidated Financial Statements.

Sales:

Components of Sales Change
Second Quarter 2002
                                            U.S.      Intl.     W.W.
Volume                                     (1.8)%     2.9%      0.6%
Price                                        --       1.3       0.7
Translation                                  --       1.5       0.8
                                           -----     -----     -----
Total                                      (1.8)%     5.7%      2.1%
                                           =====     =====     =====

Worldwide sales for the second quarter of 2002 totaled $4.161 billion, up
2.1 percent from the second quarter of last year. Volume increased six-tenths of one percent from the second quarter last year. Selling prices were up seven-tenths of one percent. The weaker U.S dollar increased worldwide sales by eight-tenths of one percent. There was minimal impact in the quarter from acquisitions or divestitures.

In the United States, sales for the second quarter of 2002 totaled $1.890 billion, with volume down 1.8 percent. International sales for the second quarter of 2002 totaled $2.271 billion (an increase of 5.7 percent in U.S. dollars), with volume up 2.9 percent. Volume growth was led by 15.2 percent growth in the Asia Pacific area, with volume up 9.5 percent in Japan. Volume increased 24.6 percent in Asia (excluding Japan, Australia and New Zealand). Volume declined 4.3 percent in Europe. Latin American volumes declined 4.5 percent, driven by ongoing difficult economic conditions. Volume in Canada increased 1.6 percent. Currency effects boosted international sales by 1.5 percent, driven by a 6.5 percent positive impact in Europe and a 1.4 percent positive impact in the Asia Pacific area. Currency was negative by about 14 percent in Latin America. International selling prices increased 1.3 percent, primarily due to currency-related price increases in Latin America.

Non-recurring items:
The second quarter of 2002 includes charges of $148 million under the company's previously announced restructuring plan, principally related to employee severance and benefit costs, accelerated depreciation charges and other associated exit costs. These charges have been classified as a component of cost of sales ($91 million); selling, general and administrative expenses ($56 million); and research, development and related expenses ($1 million). Of the total second quarter charge, $87 million related to employee severance and benefits, $21 million related to accelerated depreciation (incremental charges resulting from shortened depreciable lives of affected assets, primarily related to downsizing or consolidating manufacturing operations), and $40 million related to other exit activities. Other exit activities include incremental costs and contractual obligations for items such as lease termination payments and other facility exit costs (such as demolition of buildings, inventory disposals, other) incurred as a direct result of this plan. Non-recurring income of $18 million recorded in minority interest related to restructuring activity at Sumitomo 3M Limited. Additional information concerning non-recurring items is provided in the Notes to Consolidated Financial Statements and elsewhere herein.

The second quarter of 2001 includes restructuring charges of $397 million, principally related to employee severance and benefit costs under the company's previously announced restructuring plan. These charges have been classified as a component of cost of sales ($141 million); selling, general and administrative expenses ($242 million); and research, development and related expenses ($14 million). Of the total second quarter 2001 charge, $386 million related to employee severance and benefit costs, and $11 million related to other exit activities.

Supplemental Unaudited Consolidated Statement of Income Information
(Dollars in millions, except per-share amounts)
                      Three months ended           Three months ended
                        June 30, 2002                 June 30, 2001
                 ----------------------------  ----------------------------
                 Excluding                     Excluding
                      non-      Non-                non-      Non-
                 recurring recurring Reported  recurring recurring Reported
                     items     items    total      items     items    total
                 ---------  -------  --------  ---------  --------  -------
Net sales           $4,161   $  --    $4,161     $4,073    $  --    $4,073

Operating expenses
  Cost of sales      2,140      91     2,231      2,125      141     2,266
  Selling, general and
    administrative
    expenses           919      56       975        948      242     1,190
  Research, develop-
    ment and related
    expenses           268       1       269        269       14       283

      Total          3,327     148     3,475      3,342      397     3,739

Operating
  income (loss)        834    (148)      686        731     (397)      334

Interest expense
  and (income), net     11      --        11         24       --        24

Income (loss) before
 income taxes and
 minority interest     823    (148)      675        707     (397)      310

Provision (benefit)
 for income taxes      267     (57)      210        237     (143)       94
Effective tax rate    32.5%             31.2%      33.5%              30.4%

Minority interest
 expense (income)       17     (18)       (1)        19       (5)       14

Net income (loss)   $  539   $ (73)    $ 466      $ 451     (249)   $  202
 Per diluted share  $ 1.36   $(.18)    $1.18      $1.12    $(.62)   $  .50

The following discussion excludes the impact of non-recurring items in all periods.

Costs:
Cost of sales for the second quarter of 2002 was 51.5 percent of sales, down seven-tenths of one percentage point from the second quarter of last year. Gross margins were positively impacted by Six Sigma efforts to drive costs out of our factories by optimizing manufacturing and other business processes. Indirect cost reduction efforts and lower employment levels also boosted our factory performance. Positive sales mix impacts and lower raw material costs also positively impacted the gross margin. Cost of sales includes manufacturing, engineering and freight costs.

Selling, general and administrative (SG&A) expenses for the second quarter of 2002 were 22.1 percent of sales, down 1.2 percentage points from the second quarter of last year. SG&A expenses were $29 million lower than in the second quarter of last year, a reduction of 3 percent. Lower employment levels, along with continued efforts to reduce overall indirect costs, helped curtail spending. SG&A also benefited by $17 million due to the cessation of goodwill and other indefinite-lived asset amortization effective January 1, 2002.

Operating income:
Operating income for the second quarter of 2002 was 20.0 percent of sales, compared with 17.9 percent in the second quarter of last year. Although the company faced continued economic weakness, operating income grew by $103 million, or 14.1 percent, for the second quarter of 2002, as compared to the second quarter of last year. The cessation of goodwill and other indefinite-lived asset amortization benefited operating income by $17 million, while currency impacts reduced operating income by an estimated $24 million. Operating income margins in the second quarter of 2002 were
17.0 percent in the United States and 22.5 percent internationally.

Interest expense and income:
Interest expense for the second quarter of 2002 was $20 million, which was $13 million lower than in the second quarter of last year. This reduction was driven by lower overall borrowings and declining rates on floating rate debt. Interest income remained consistent with the second quarter of last year.

Provision for income taxes:
The worldwide effective income tax rate for the second quarter of 2002 was
32.5 percent, down from 33.5 percent in the second quarter of last year and
32.9 percent for total year 2001. The tax rate decrease compared to total year 2001 is principally due to the cessation of goodwill and other indefinite-lived asset amortization.

Net income:
Net income for the second quarter of 2002 totaled $539 million, or $1.36 per diluted share, compared with $451 million, or $1.12 per diluted share, in the second quarter of last year. The cessation of goodwill and other indefinite-lived asset amortization effective January 1, 2002, increased earnings per diluted share by 4 cents. While the effect of translating profits from local currencies into U.S. dollars provided a slight benefit to second quarter results, purchasing and transaction effects reduced net income. The combined currency effects reduced net income for the second quarter by an estimated $13 million, or 3 cents per diluted share, which included a $10 million pre-tax loss ($6 million after tax loss) related to the discontinuance of a hedge. This estimate includes the effect of translating profits from local currencies into U.S. dollars; the impact of currency fluctuations on the transfer of goods between 3M operations in the United States and abroad; and transaction gains and losses, including derivative instruments designed to reduce exchange rate risk, which for the second quarter of 2002 primarily included the $6 million after-tax loss related to the discontinuance of a hedge.

First Six Months
----------------
Overview:
The company reported net income of $918 million, or $2.32 per diluted share, in the first six months of 2002, versus $655 million, or $1.63 per diluted share, in the first six months of last year. In 2002, earnings were impacted by non-recurring pre-tax charges of $202 million related to the company's current restructuring program. In 2001, earnings were impacted by $397 million relating to the company's current restructuring program and by non-recurring acquisition-related pre-tax costs of $23 million. Excluding these non-recurring items, earnings per diluted share were $2.59 in the first six months of 2002, compared with $2.28 in the first six months of last year, an increase of 13.6 percent. Currency impacts reduced earnings by 6 cents per diluted share, while the adoption of a new accounting standard resulting in the cessation of goodwill and other indefinite-lived intangible asset amortization boosted earnings by 6 cents per diluted share for the first six months of 2002.

Sales:

Components of Sales Change
Six Months 2002
                                            U.S.      Intl.     W.W.
Volume - core                              (4.0)%    (0.6)%    (2.1)%
Volume - acquisitions and divestitures      0.2       0.4       0.2
Price                                       0.4       1.0       0.7
Translation                                  --      (2.0)     (1.1)
                                           -----     -----     -----
Total                                      (3.4)%    (1.2)%    (2.3)%
                                           =====     =====     =====

Worldwide sales for the first six months of 2002 totaled $8.051 billion, down 2.3 percent from the first six months of last year. Core volume (which excludes acquisition and divestiture impacts) decreased 2.1 percent from the same period last year. Selling prices were up seven-tenths of one percent. The stronger U.S. dollar (on a six-month basis) decreased worldwide sales by 1.1 percent.

In the United States, sales for the first six months of 2002 totaled $3.673 billion, with core volume down 4.0 percent. International sales for the first six months of 2002 totaled $4.378 billion (down 1.2 percent in U.S. dollars), with core volume down six-tenths of one percent. In Europe, core volume decreased 6.1 percent, with reported volume down 5.4 percent.

In the Asia Pacific area, volume increased 8.4 percent. Volume increased
2.9 percent in Japan. Volume increased 17.0 percent in Asia (excluding Japan, Australia, New Zealand). In Latin America, volume decreased 7.0 percent. Volume in Canada decreased 0.6 percent. Currency reduced international sales by 2.0 percent, driven by negative translation of 2.9 percent in the Asia Pacific area and 10.5 percent in Latin America. These negative effects were partially offset by positive translation of 1.5 percent in Europe.

Non-recurring items:
The first six months of 2002 includes non-recurring charges of $202 million under the company's previously announced restructuring plan, principally related to employee severance and benefit costs, accelerated depreciation charges, and other associated exit costs. These charges have been classified as a component of cost of sales ($121 million); selling, general and administrative expenses ($77 million); and research, development and related expenses ($4 million). Of the total charges for the first six months, $111 million related to employee severance and benefit costs, $47 million related to accelerated depreciation (incremental charges resulting from shortened depreciable lives of affected assets, primarily related to downsizing or consolidating manufacturing operations), and $44 million related to other exit activities. Other exit activities included incremental costs and contractual obligations for items such as lease termination payments and other facility exit costs (such as demolition of buildings, inventory disposals, other) incurred as a direct result of this
plan.   Additional information concerning non-recurring items is provided in the Notes to Consolidated Financial Statements and elsewhere herein.

The first six months of 2001 includes non-recurring costs of $420 million. These charges have been classified as a component of cost of sales ($164 million); selling, general and administrative expenses ($242 million); and research, development and related expenses ($14 million). These charges primarily related to the company's current restructuring program ($397 million) and also included acquisition-related costs that were recorded in cost of sales ($23 million). The $23 million primarily related to inventory acquired in business combinations that must be recorded at fair market value instead of manufacturing cost and the subsequent sale of these acquired inventories.

Supplemental Unaudited Consolidated Statement of Income Information
(Dollars in millions, except per-share amounts)
                       Six months ended             Six months ended
                        June 30, 2002                 June 30, 2001
                 ----------------------------  ----------------------------
                 Excluding                     Excluding
                      non-      Non-                non-      Non-
                 recurring recurring Reported  recurring recurring Reported
                     items     items    total      items     items    total
                 ---------  -------  --------  ---------  --------  -------
Net sales           $8,051   $  --    $8,051     $8,237    $  --    $8,237

Operating expenses
  Cost of sales      4,146     121     4,267      4,298      164     4,462
  Selling, general and
    administrative
    expenses         1,775      77     1,852      1,901      242     2,143
  Research, develop-
    ment and related
    expenses           529       4       533        547       14       561

      Total          6,450     202     6,652      6,746      420     7,166

Operating
  income (loss)      1,601    (202)    1,399      1,491     (420)    1,071

Interest expense
  and (income), net     21      --        21         50       --        50

Income (loss) before
 income taxes and
 minority interest   1,580    (202)    1,378      1,441     (420)    1,021

Provision (benefit)
 for income taxes      513     (76)      437        482     (150)      332
Effective tax rate    32.5%             31.7%      33.5%              32.5%

Minority interest       41     (18)       23         41       (7)       34

Net income (loss)   $1,026   $(108)    $ 918      $ 918     (263)   $  655
 Per share-diluted  $ 2.59   $(.27)    $2.32      $2.28    $(.65)   $ 1.63

The following discussion excludes the impact of non-recurring items in all periods.

Costs:
Cost of sales for the first six months of 2002 was 51.5 percent of sales, down seven-tenths of one percentage point from the first six months of last year. Gross margins were positively impacted by accelerated implementation of Six Sigma, indirect cost control, and employment reductions under the current restructuring plan. Positive sales mix impacts and lower raw material costs also positively impacted the gross margin. Cost of sales includes manufacturing, engineering and freight costs.

Selling, general and administrative (SG&A) expenses for the first six months of 2002 were 22.0 percent of sales, down 1.1 percentage points from the first six months of last year. SG&A expenses were $126 million lower than in the first six months of last year, a reduction of 6.6 percent. This improvement in SG&A costs was the result of Six Sigma implementation, indirect cost control and employment reductions under the current restructuring plan. SG&A also benefited by $31 million due to the cessation of goodwill and other indefinite-lived asset amortization effective January 1, 2002.

Operating income:
Operating income for the first six months of 2002 was 19.9 percent of sales, compared with 18.1 percent in the first six months of last year. Although the company faced continued economic weakness, operating income grew by $110 million, or 7.3 percent, for the first six months of 2002, as compared to the first six months of last year. The cessation of goodwill and other indefinite-lived asset amortization benefited operating income by $31 million, while currency impacts reduced operating income by an estimated $52 million. Operating income margins in the first six months of 2002 were 15.2 percent in the United States and 23.8 percent internationally.

Interest expense and income:
Interest expense for the first six months of 2002 was $39 million, which was $32 million lower than in the first six months of last year. Declining rates on floating-rate debt drove the reduction in expense, along with some benefit related to lower overall average debt balances. Interest income was $18 million, compared with $21 million in the first six months of last year, driven by lower interest rates.

Provision for income taxes:
The worldwide effective income tax rate for the first six months of 2002 was 32.5 percent, down from 33.5 percent in the first six months of last year and 32.9 percent for total year 2001. The tax rate decrease compared to total year 2001 is principally due to the cessation of goodwill and other indefinite-lived asset amortization.

Net income:
Net income for the first six months of 2002 totaled $1.026 billion, or $2.59 per diluted share, compared with $918 million, or $2.28 per diluted share, in the first six months of 2001. The cessation of goodwill and other indefinite-lived asset amortization effective January 1, 2002, increased earnings per diluted share by 6 cents. The company estimates that currency effects reduced net income for the first six months of 2002 by about $26 million, or 6 cents per diluted share, compared with the first six months of 2001. This estimate includes the effect of translating profits from local currencies into U.S. dollars; the impact of currency fluctuations on the transfer of goods between 3M operations in the United States and abroad; and transaction gains and losses, including derivative instruments designed to reduce exchange rate risks, which for the first six months of 2002 had a minimal impact on net income.

PERFORMANCE BY BUSINESS SEGMENT
Following is a discussion of the global operating results of the company's six business segments in the second quarter and first six months of 2002. With the exception of Health Care and Transportation, Graphics and Safety, most of 3M's business segments were impacted by global economic weakness. All markets benefited from savings associated with the restructuring plan.

In the Industrial Markets segment, volume decreased 0.5 percent in the second quarter after decreasing 7.0 percent in the first quarter of 2002, compared to the same periods of 2001. These decreases reflected ongoing weakness in most sectors of the global manufacturing and industrial economy. The automotive aftermarket, industrial tape and engineered adhesives businesses posted good volume growth in the second quarter, but overall growth was held back by declines in other product categories. Operating profit increased 14 percent in the second quarter, driven by ongoing process efficiencies and savings associated with the restructuring plan. Operating income for the first six months of 2002 decreased about 5 percent, reflecting the impact of lower volumes.

In the Transportation, Graphics and Safety Markets segment, volume grew 9.3 percent in the second quarter and 5.3 percent in the first quarter of 2002, compared to the same periods in 2001. Growth was broad-based in the quarter and for the first six months, led by optical films, safety and security products and solutions, automotive OEM products and respiratory protection products. Operating leverage was substantial in the second quarter and for the first six months, as profits improved around 20 percent in both periods, boosted by strong volume growth and favorable product mix.

In the Health Care Markets segment, including acquisitions, volume grew 6.4 percent in the second quarter after growth of 6.9 percent in the first quarter of 2002. This growth includes approximately 2 percent due to acquisitions in the first quarter, with minimal impact from acquisitions in the second quarter. The second quarter and first six months growth was lead by pharmaceutical and medical products businesses, as well as dental and orthodontic businesses. Operating income improved 14 percent in the second quarter, and more than 20 percent for the first six months.

In September 2001, 3M signed an agreement with Eli Lilly and Company to collaborate on resiquimod, a potential breakthrough treatment for genital herpes. Resiquimod is currently in Phase 3 clinical trials, and moving toward an anticipated 2004 submission date to the FDA. 3M received $100 million in the fourth quarter of 2001 from Eli Lilly in consideration for research and development efforts. The majority of the $100 million is expected to be recognized as revenue in 2002 through 2004, as the majority of the future research and development is expected to be performed during this period. For the first six months of 2002, revenue of about $20 million has been recorded related to this agreement.

In the Consumer and Office Markets segment, volume decreased 2.4 percent in the second quarter and 8.1 percent in the first quarter of 2002. These decreases were due mainly to ongoing weakness in the office supply channel. Companies have curtailed spending in many areas, including office supplies. 3M sales to the home improvement channel increased significantly in the second quarter. Operating income increased 16 percent in the second quarter, benefiting from Six Sigma, global sourcing and savings associated with the restructuring plan. Operating income increased
9.5 percent for the first six months of 2002.

In the Electro and Communications Markets segment, volume declined about 15 percent in the second quarter and declined about 23 percent in the first quarter of 2002. Volumes remained weak in the telecom industry and in most sectors of the electronics manufacturing industry. On the positive side, unit sales of 3M brand Microflex Circuits increased at a double-digit rate in the second quarter. Operating income increased about 8 percent for the second quarter, but was down for the first six months of 2002.

In the Specialty Material Markets segment, volume declined 5.9 percent in the second quarter and 16.8 percent in the first quarter of 2002. These decreases were primarily due to the product related phase out discussed in previous Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q filings. The company plans to introduce several new Scotchgard-branded products over the next several months to rebuild this business. Operating profits in the market improved about 10 percent in the second quarter, despite the volume reduction, but profits were down about 15 percent for the first six months.

FINANCIAL CONDITION AND LIQUIDITY
The company's financial condition and liquidity remain strong. Working capital (defined as current assets minus current liabilities) totaled $2.437 billion at June 30, 2002, increasing $650 million from year-end 2001. This increase was largely driven by a shift in debt from short-term to long-term compared with year-end 2001.

The accounts receivable turnover index (defined as quarterly net sales divided by ending accounts receivable, multiplied by 4) totaled 5.95 at June 30, 2002, compared with 6.22 at year-end 2001 and 5.52 at June 30, 2001. Receivables increased $313 million compared to year-end, but decreased $156 million, or 5 percent, versus the comparable period last year. The inventory turnover index (defined as quarterly factory cost excluding non-recurring divided by ending inventory, multiplied by 4) was
4.09 at June 30, 2002, up from 3.76 at year-end 2001, and 3.51 at June 30, 2001. Inventories declined $93 million versus year-end, and declined by $301 million compared with June 30, 2001. Currency effects impacted these consolidated balance sheet comparisons. Currency effects at June 30, 2002, compared with December 31, 2001, increased the accounts receivables and inventory balances (due to the weaker U.S. dollar) by $109 million and $67 million, respectively.

Total debt decreased $249 million from year-end 2001. As of June 30, 2002, total debt was 29 percent of total capital, compared with 32 percent at year-end 2001. The company's believes its strong credit rating provides ready and ample access to funds in the global capital markets. The company's available short-term lines of credit have not materially changed since December 31, 2001. An additional letter of credit of $266 million at year-end 2001 related to the ESPE Dental AG business combination has increased to $298 million (due to exchange rate changes). The company also estimates that its uncommitted lines of credit total approximately $250 million.

Net cash provided by operating activities totaled $1.596 billion in the first six months of the year, up $156 million from the same period last year. Restructuring-related cash payments totaled $239 million in the first six months of 2002, with approximately $100 million in additional cash outflows expected for the remainder of 2002. Cash flow from operating activities can fluctuate significantly from quarter to quarter. For example, cash flow in the second quarter of 2002 benefited from differences in the timing of certain tax payments when compared to the first quarter of 2002. Pension funding decisions, additional tax timing differences and other impacts could significantly impact cash flows in the second half of 2002.

Most of the company's implant liabilities have been paid; accordingly, receipt of related insurance recoveries will increase future cash flows. For a more detailed discussion, refer to Part II, Item 1, Legal Proceedings, of this Quarterly Report on Form 10-Q. 3M's insurance recoveries, net of claims paid, related to the mammary implant matter resulted in $27 million of net cash inflows in the first six months of 2002, compared with $10 million of net cash inflows in the same period of 2001.

Cash used in investing activities totaled $328 million in the first six months of the year, compared with $712 million in the same period last year. Capital expenditures for the first six months of 2002 were $363 million, a decrease of $184 million from the same period last year. Cash used for acquisitions of businesses totaled $208 million in the first six months of 2001. This cash outflow principally related to the acquisition of MicroTouch Systems Inc., a touch screen manufacturer, for $158 million in cash, net of cash acquired. While no acquisitions were completed in the first half of 2002, the company is actively considering acquisitions and expects to close on several in the second half of 2002.

Financing activities in the first six months of 2002 for both short-term and long-term debt included net cash outflows of $285 million, compared with net cash inflows of $523 million in the same period last year. The decrease in net short-term debt of $394 million includes the portion of short-term debt with original maturities of 3 months or less. Repayment of other debt of $417 million includes $410 million of commercial paper having original maturities greater than 3 months. Proceeds from other debt of $526 million includes $126 million of commercial paper having original maturities greater than 3 months.

Treasury stock repurchases for the first six months of 2002 were $705 million, compared with $852 million in the same period last year. The company repurchased about 6.0 million shares of common stock in the first six months of 2002, compared with about 7.5 million shares in the same period last year. In November 2001, the Board of Directors authorized the repurchase of up to $2.5 billion of the company's stock between January 1,
2002, and December 31, 2003.   As of June 30, 2002, about $1.8 billion
remains available for repurchases. Stock repurchases are made to support the company's Management Stock Ownership Program, its General Employees' Stock Purchase Plan and for other corporate purposes.

A reduction in weighted average diluted shares outstanding (including the effects of repurchases, issuances and dilution) resulted in a benefit of 2 cents per diluted share in the second quarter of 2002, and 2 cents per diluted in the first quarter of 2002, compared to the same periods of 2001.

Cash dividends paid to shareholders totaled $483 million in the first six months of this year, compared with $477 million in the same period last year. In February 2002, the quarterly dividend was increased to 62 cents per share from 60 cents per share.

2002 MANAGEMENT STOCK OWNERSHIP PROGRAM
The 3M 2002 Management Stock Ownership Program was approved by shareholders on May 14, 2002. The plan has 22.7 million shares of common stock available to be issued or delivered as a result of options, restricted stock or other stock awards granted during the term of the 2002 Program, or made subject to stock appreciation rights granted during the term of the 2002 Program. The term of the 2002 Program expires on May 14, 2005. The annual stock options granted on May 14, 2002, totaled approximately 6.2 million. The company currently estimates that the impact on pro forma diluted earnings per share in 2002 will be similar to 2001.

THE EURO CONVERSION
There have not been any significant new developments relating to the euro conversion since year-end 2001. Refer to the 2001 Annual Report on Form 10-K for a complete discussion of the euro conversion.

FUTURE OUTLOOK
While the company is hopeful that the global economy will improve, its spending plans reflect a continuing challenging economic backdrop for the remainder of 2002. The company will continue to press ahead with its five corporate initiatives aimed at accelerating long-term top-line growth, improving cash efficiency and lowering its total cost structure. Once the global economy begins to improve, the company expects to be well positioned to leverage its strong, diverse and global business portfolio into solid and sustainable earnings growth.

The company expects 2002 earnings reported earnings to be within a range of $4.88 to $5.03 per diluted share. Excluding non-recurring items, the company expects earnings to be within a range of $5.15 to $5.30 per diluted share. This range assumes a positive 12-cent impact due to cessation of goodwill and other indefinite-lived intangible asset amortization in accordance with the adoption of a recent accounting standard. Earnings, on both a reported and pro forma basis, for the third quarter of 2002 are expected to be within a range of $1.35 to $1.40 per diluted share.

In the second quarter of 2001, the company announced a restructuring plan, which is discussed in the company's 2001 Annual Report on Form 10-K. Under the restructuring plan, the company eliminated about 2,200 positions during the first six months of 2002, and since inception has eliminated about 5,700 positions. These positions represent a wide range of functions throughout the company. Once all final actions have been completed, the company expects to have eliminated approximately 6,700 positions. The remaining 1,000 positions represent employees who will leave the company in the second half of 2002 under the restructuring plan. These employees were included in the plan management approved and severance benefits have been communicated to them. The company expects no additional charges will be incurred going forward related to this corporate restructuring plan. Cash payments for the second half of 2002 are expected to total approximately
$100 million.

Selected information related to the charges follows.

                             Employee
                            Severance
                                  and    Accelerated
(Millions)                   Benefits   Depreciation    Other    Total
                             --------   ------------   -------  -------
Charges
    Year 2001                    $472            $80      $17     $569
    First quarter 2002             24             26        4       54
    Second quarter 2002            87             21       40      148
                                 -----          -----    -----    -----
      Total charges              $583           $127      $61     $771
                                 =====          =====    =====    =====

Restructuring liability

  Current liability at
    December 31, 2001            $185                     $13     $198

  First six months 2002 activity
    Charges                       111             47       44      202
    Reclassification from
      long-term portion
      of liability                 47                       -       47
    Non-cash and long-term
      portion of liability        (35)           (47)       -      (82)
    Cash payments                (228)                    (11)    (239)
                                 -----                   -----    -----
  Current liability as of
    June 30, 2002                $ 80                      46     $126
                                 =====                   =====    =====

Related to this restructuring plan, the company estimates it saved $80 million in the second half of 2001, and $160 million on an incremental basis in the first half of 2002. The company expects the incremental impact for the year 2002 to be over $300 million. Upon completion of all actions, it is estimated that the restructuring plan will have generated approximately $500 million in annualized savings. The vast majority of the savings will be reduced employee costs. The 2001 savings were most prominent in SG&A, with cost of sales benefits occurring in late 2001 and into 2002. Numerous factors may create offsets to these savings, such as the potential for continued weakness in sales volumes, normal increases in compensation and benefits, and other inflationary factors.

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

Raw material costs were down an estimated 4 percent in the first six months of 2002, and 3M also expects some improvement for the remainder of 2002, due both to 3M's continued global sourcing initiative and cost-reduction efforts. The company expects a tax rate in the 32.5 percent range for the remainder of 2002. Capital expenditures are expected to total approximately $900 million for total year 2002.

3M's longer-term prospects remain bright. The company continues to focus on several initiatives (Six Sigma, Global Sourcing Effectiveness, 3M Acceleration, Indirect Cost Reduction and eProductivity) that will strengthen 3M and enhance its competitiveness. In addition, through the current restructuring plan, 3M is making structural adjustments that will help ensure consistent future earnings performance.

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

As of June 30, 2002, the company is named as a defendant, often with multiple co-defendants, in 95 lawsuits in various courts and 5 claims, all seeking damages for personal injuries from allegedly defective breast implants. These lawsuits and claims purport to represent 607 individual claimants.

3M has confirmed that approximately 11 of the 607 claimants have opted out of the revised class action settlement program approved by the United States District Court for the Northern District of Alabama (the "Revised Settlement Program") and have 3M implants. Most of the claimants in these confirmed cases have alleged an unspecified amount of damages above the jurisdictional limit of the courts in which the cases were filed. The company does not consider its remaining probable liability for these confirmed cases to be material.

The company believes that most of the remaining 596 claimants will be dismissed either because the claimants did not have 3M implants or the claimants accepted benefits under the Revised Settlement Program. Most of these claimants have filed lawsuits that either do not allege a specific amount of damages or allege an unspecified amount of damages above the jurisdictional limit of the court. The company continues to work to clarify the status of these lawsuits and claims.

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

The court's rulings in post verdict motions are considered to be generally favorable to the company. The court awarded the company prejudgment interest on amounts owing by insurers including reasonable attorney fees. However, the court has yet to determine the amount of attorneys' fees recoverable by the company. The court has indicated a formula to be used for this calculation that would result in the company being reimbursed for less than all of its fees. Exact amounts cannot yet be determined. The court filed the judgment on April 16, 2001 and entered judgment on May 16, 2001, thus substantially concluding this matter in the trial court. The company and several insurers appealed the judgment to the Minnesota Court of Appeals. Oral argument on the appeal was heard on July 3, 2002. The company expects an opinion will be issued in the third quarter of 2002. The company also initiated an arbitration proceeding in London, England to recover insurance coverage for breast implant liability and costs from claims-made insurance carriers. The arbitration hearing is currently scheduled for January 2003.

As of June 30, 2002, the company had receivables for insurance recoveries related to the breast implant matter of $371 million, representing settled but yet to be received amounts ($48 million) as well as amounts contested by the insurance carriers ($323 million). During the second quarter of 2002, the company received payments of $15 million from its occurrence carriers. Various factors could affect the timing and amount of proceeds to be received under the company's various insurance policies, including (i) the timing of payments made in settlement of claims; (ii) the outcome of occurrence insurance litigation in the courts of Minnesota (as discussed above); (iii) the outcome of the arbitration with claims-made insurers; (iv) delays in payment by insurers; and (v) the extent to which insurers may become insolvent in the future. There can be no absolute assurance that the company will collect all amounts recorded as being probable of recovery from its insurers.

Respirator/Mask/Asbestos Litigation
------------------------------------------
During October 2001, the company defended a case in the Circuit Court of Holmes County, Mississippi, against plaintiffs claiming that a 3M respirator and mask did not protect them against contracting claimed asbestos-related diseases allegedly caused by exposure to products containing asbestos which were manufactured by other defendants. The case against the company initially involved six plaintiffs whose claims were consolidated for trial. The court dismissed one plaintiff's case just before trial, and a second plaintiff abandoned his case before it was submitted to the jury. On October 26, the jury returned a verdict against all defendants in favor of the plaintiffs, four of whom had claims against the company. The jury awarded the plaintiffs $25 million each in compensatory damages. The jury denied plaintiffs' request for punitive damages. Based on the jury's findings of percentage of fault attributable to each defendant, the company's share of the total verdict is $22.5 million. The company can provide no assurance at this time about the ability of any co-defendant to pay its share of any ultimate judgment or whether a co-defendant's inability to pay will cause a reallocation of liability for damages among the remaining solvent defendants under state law. Judgment was entered on January 30, 2002. Oral argument on the post-trial motions occurred on May 23, 2002. The trial court has not yet ruled on these motions. Because the company is vigorously challenging the judgment in post-trial motions, will plan to appeal if necessary, and believes that the judgment ultimately will be overturned, no liability has been recorded related to this matter as of June 30, 2002. If any damages are ultimately assessed against the company, a substantial portion of such damages would be covered by the company's product liability insurance.

For more than twenty years, the company has successfully defended and resolved the claims of approximately 200,000 individual claimants similar to the ones brought in Holmes County. The company's vigorous defense of this litigation has resulted in: (i) jury verdicts for the company in the only other two cases tried to verdict (these two successful verdicts involved allegations about the 3M products which were virtually indistinguishable from those of the Holmes County case);
(ii) frequent dismissals of lawsuits without any payment by the company; and (iii) an average settlement value of less than $1,000 for all of the claims and lawsuits that the company has resolved. In many of these lawsuits and claims, the company is named as a defendant with multiple co-defendants where no product the company manufactured is involved or where the company is ultimately determined not to have manufactured the products the plaintiffs identified. As noted above, many of these lawsuits and claims have been dismissed without payment.

As of June 30, 2002, the company is a named defendant, with multiple co-defendants, in numerous lawsuits and claims in various courts that purport to represent approximately 74,700 individual claimants. A majority of these current claimants have not identified specific products manufactured by the company.

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

As of June 30, 2002, the company had estimated accrued liabilities of approximately $127 million for these claims. This amount represents the company's best estimate of the amount to cover the cost and expense of resolving current and probable future claims. The company also had receivables for expected insurance recoveries of approximately $196 million. The difference between the accrued liability and insurance receivable represents the time delay between payment of claims and receipt of insurance reimbursements.

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

Environmental Matters
---------------------
The company's operations are subject to environmental laws and regulations enforceable by foreign, federal, state, and local authorities and private parties in the United States and abroad, including those pertaining to air emissions, wastewater discharges, toxic substances, and the handling and disposal of solid and hazardous wastes. These laws and regulations provide under certain circumstances a basis for the remediation of contamination, as well as personal injury and property damage claims. The company has incurred, and will continue to incur, costs and capital expenditures in complying with these laws and regulations, defending potential personal injury and property damage claims, and modifying its business operations in light of its environmental responsibilities. In its effort to satisfy its environmental responsibilities and comply with environmental laws and regulations, the company has established, and periodically updates, policies relating to environmental standards of performance for its operations worldwide.

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

Item 4.  Submission of Matters to a Vote of Security Holders

(a)     The registrant held its Annual Meeting of Stockholders on May
        14, 2002.
(b) Proxies for the meeting were solicited pursuant to Regulation 14; there was no solicitation in opposition to management's nominees as listed in the Proxy Statement and all such nominees were elected.

Directors elected to the 2005 Class were Vance D. Coffman, Rozanne L. Ridgway and Louis W. Sullivan.

        Election of Directors:
        Vance D. Coffman   - For 314,578,333;  Withhold 9,947,988
        Rozanne L. Ridgway - For 317,202,773;  Withhold 7,323,548
        Louis W. Sullivan  - For 317,279,814;  Withhold 7,246,507

Directors whose terms continue after the meeting were Linda G. Alvarado, Edward A. Brennan, Edward M. Liddy, W. James McNerney, Jr., Aulana L. Peters and Kevin W. Sharer.

(c) The ratification of the appointment of PricewaterhouseCoopers LLP, independent accountants, to audit the consolidated financial statements of the company and its subsidiaries for the year 2002.

For             313,838,201
Against           6,383,558
Abstain           4,304,562

(d)     Approval of 2002 Management Stock Ownership Program.

For             232,849,593
Against          45,199,236
Abstain           5,506,400
Broker Non-Vote  40,971,092

(e)     Approval of performance goals under Performance Unit Plan.

For             299,066,539
Against          19,938,426
Abstain           5,521,356

(f)     Approval of amendment to Executive Profit Sharing Plan

For             295,735,487
Against          21,848,191
Abstain           6,942,643

(g)     Stockholder proposal relating to poison pill.

For             159,861,636
Against         114,999,142
Abstain           8,694,451
Broker Non-Vote  40,971,092

Item 6.  Exhibits and Reports on Form 8-K

      (a) The following documents are filed as exhibits to this Report.

          (12) A statement setting forth the calculation of the ratio of earnings to fixed charges. Page 45.

          (15) A letter from the company's independent accountants regarding unaudited interim consolidated financial statements. Page 46.

        (99.1) A certification of the Chief Executive Officer pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002,
               18 U.S.C. Section 1350.  Page 47.

        (99.2) A certification of the Chief Financial Officer pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002,
               18 U.S.C. Section 1350.  Page 48.

Reports on Form 8-K:

3M filed one Form 8-K for the quarter ended June 30, 2002.

The Form 8-K dated April 9, 2002, indicated that the Board of "Minnesota Mining and Manufacturing Company" approved changing the company's name to "3M Company" effective 8 A.M. Eastern Time on April 8, 2002. The "MMM" ticker symbol remains the same.

None of the other item requirements of Part II of Form 10-Q are applicable to the company for the quarter ended June 30, 2002.

                               SIGNATURE PAGE
               for Form 10-Q for quarter ended June 30, 2002
               -----------------------------------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         3M COMPANY
                          ------------------------------------------
                                         (Registrant)



Date:        August 12, 2002
      ------------------------------

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