Form 10-Q
period 2002-09-30
3M CO
filed 2002-11-15
CIK 66740

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

                       -----------------------------

                    For Quarter ended September 30, 2002
                      Commission file number: 1-3285


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


      On September 30, 2002, there were 390,196,644 shares of the Registrant's common stock outstanding.



                      This document contains 56 pages.

                The exhibit index is set forth on page 49.

========================================================================

                       3M Company and Subsidiaries
                      PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      3M Company and Subsidiaries
                    CONSOLIDATED STATEMENT OF INCOME
            (Amounts in millions, except per-share amounts)
                               (Unaudited)
                               Three months ended      Nine months ended
                                  September 30            September 30
                               ------------------     ------------------
                                 2002       2001        2002       2001
                               -------    -------     -------    -------
Net sales                      $4,143     $3,961      $12,194    $12,198
                               -------    -------     -------    -------
Operating expenses
  Cost of sales                 2,115      2,156        6,382      6,618
  Selling, general and
    administrative expenses       913        924        2,765      3,067
  Research, development and
    related expenses              264        261          797        822
                               -------    -------     -------    -------
         Total                  3,292      3,341        9,944     10,507
                               -------    -------     -------    -------
Operating income                  851        620        2,250      1,691
                               -------    -------     -------    -------
Interest expense and income
  Interest expense                 19         27           58         98
  Interest income                  (9)        (6)         (27)       (27)
                               -------    -------     -------    -------
         Total                     10         21           31         71
                               -------    -------     -------    -------
Income before income taxes
  and minority interest           841        599        2,219      1,620

Provision for income taxes        274        195          711        527

Minority interest                  22         10           45         44
                               -------    -------     -------    -------
Net income                     $  545     $  394      $ 1,463    $ 1,049
                               =======    =======     =======    =======
Weighted average common
  shares outstanding - basic    389.8      393.5        389.9      395.3
Earnings per share - basic     $ 1.40     $ 1.00      $  3.75     $ 2.65
                               =======    =======     =======    =======
Weighted average common
  shares outstanding - diluted  395.0      398.4        395.4      401.0
Earnings per share - diluted   $ 1.38     $ 0.99      $  3.70     $ 2.62
                               =======    =======     =======    =======

<F1>
The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

         3M Company and Subsidiaries - CONSOLIDATED BALANCE SHEET
(Dollars in millions, except per-share amounts)     (Unaudited)   Dec. 31,
                                                   Sep. 30, 2002     2001
                                                     ----------  ---------
ASSETS
Current assets
  Cash and cash equivalents                             $   821    $   616
  Accounts receivable - net                               2,585      2,482
  Inventories
    Finished goods                                        1,019      1,103
    Work in process                                         594        611
    Raw materials and supplies                              332        377
                                                       --------   --------
      Total inventories                                   1,945      2,091
  Other current assets                                    1,205      1,107
                                                       --------   --------
        Total current assets                              6,556      6,296
Investments                                                 247        275
Property, plant and equipment                            14,709     14,365
  Less accumulated depreciation                          (9,258)    (8,750)
                                                        --------   --------
    Property, plant and equipment - net                   5,451      5,615
Goodwill                                                  1,173      1,012
Intangible assets                                           239        238
Other assets                                              2,053      1,170
                                                        --------   --------
        Total assets                                    $15,719    $14,606
                                                        ========   ========
LIABILITIES
Current liabilities
  Short-term debt                                       $ 1,261    $ 1,373
  Accounts payable                                          867        753
  Payroll                                                   443        539
  Income taxes                                              580        596
  Other current liabilities                               1,360      1,248
                                                        --------   --------
        Total current liabilities                         4,511      4,509
Long-term debt                                            1,678      1,520
Other liabilities                                         2,887      2,491
                                                        --------   --------
        Total liabilities                                 9,076      8,520
                                                        --------   --------
STOCKHOLDERS' EQUITY
  Common stock, $.01 par value, 472,016,528 shares issued     5          5
  Capital in excess of par value                            291        291
  Retained earnings                                      12,510     11,914
  Treasury stock, at cost; 81,819,884 shares at
    Sep. 30, 2002; 80,712,892 shares at Dec. 31, 2001    (4,767)    (4,633)
  Unearned compensation                                    (257)      (286)
  Accumulated other comprehensive income(loss)           (1,139)    (1,205)
                                                        --------   --------
        Total stockholders' equity                        6,643      6,086
                                                        --------   --------
        Total liabilities and stockholders' equity      $15,719    $14,606
                                                       ========   ========

<F1>
The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

   3M Company and Subsidiaries - CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Unaudited)
                                                      Nine months ended
(Dollars in millions)                                    September 30
                                                      ------------------
                                                        2002      2001
                                                      -------   -------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                            $ 1,463   $ 1,049
Adjustments to reconcile net income
  to net cash provided by operating activities
    Depreciation and amortization                         728       798
    Changes in assets and liabilities
      Accounts receivable                                 (18)       39
      Inventories                                         195        85
      Other current assets                                (10)      (64)
      Other assets - net of amortization                 (870)      (82)
      Income taxes payable                                (21)      168
      Deferred income tax assets and liabilities          247        31
      Accounts payable and other current liabilities       63       221
      Other liabilities                                   111        25
    Other - net                                           105       (10)
------------------------------------------------------------------------
Net cash provided by operating activities               1,993     2,260
------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment               (530)     (766)
Proceeds from sale of property, plant and equipment        44        46
Acquisitions of businesses                                (88)     (208)
Proceeds from sale of businesses                            1        11
Purchase of investments                                    (4)       (8)
Proceeds from sale of investments                          11        19
------------------------------------------------------------------------
Net cash used in investing activities                    (566)     (906)
------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Change in short-term debt - net                           (25)      (26)
Repayment of debt (maturities greater than 90 days)      (482)     (989)
Proceeds from debt (maturities greater than 90 days)      525     1,298
Purchases of treasury stock                              (813)   (1,112)
Reissuances of treasury stock                             426       373
Dividends paid to stockholders                           (725)     (713)
Distributions to minority interests                       (78)      (57)
------------------------------------------------------------------------
Net cash used in financing activities                  (1,172)   (1,226)
------------------------------------------------------------------------
Effect of exchange rate changes on cash                   (50)        9
------------------------------------------------------------------------
Net increase in cash and cash equivalents                 205       137
Cash and cash equivalents at beginning of year            616       302
------------------------------------------------------------------------
Cash and cash equivalents at end of period            $   821     $ 439
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

Accounting Pronouncements
In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This standard reviews the accounting for certain exit costs and disposal activities currently set forth in Emerging Issues Task Force issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal change relates to the requirements necessary for recognition of a liability for a cost associated with an exit or disposal activity. The new statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred versus the date of commitment to an exit plan. This statement is effective for exit and disposal activities initiated after December 31, 2002. The company expects the new standard to principally impact the ultimate timing of when charges are recorded as opposed to the amount of the ultimate charge.

Effective January 1, 2002, the company adopted Emerging Issues Task Force Issue No. 00-25 (EITF 00-25), "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." This statement addressed whether certain consideration from a vendor to a reseller of the vendor's products is an adjustment to selling prices or a cost. This statement did not have any effect on the company's net income or its financial position. This adoption resulted in a reclassification of approximately $25 million of advertising expenses from selling, general and administrative expenses to net sales for each of the years 1999 through 2001. This reclassification totaled approximately $6 million for the third quarter ended September 30, 2001, and $18 million for the nine-month period ended September 30, 2001. These adjustments were recorded in the company's Consumer and Office Markets segment.

Effective January 1, 2002, the company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." This standard primarily addresses the accounting for acquired goodwill and intangible assets (i.e., the post-acquisition accounting). The most significant changes made by SFAS No. 142 are: 1) goodwill and indefinite-lived intangible assets will no longer be amortized; 2) goodwill and indefinite-lived intangible assets will be tested for impairment at least annually; and 3) the amortization period of intangible assets with finite lives will no longer be limited to 40 years.

Effective January 1, 2002, the company adopted SFAS No. 144. This standard broadens the presentation of discontinued operations to include more disposal transactions. This statement retains the requirements of SFAS No. 121 (Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of) to recognize impairments on Property, Plant and Equipment, but removes goodwill from its scope. The adoption of SFAS No. 144 did not have a material impact on the company's consolidated financial statements.

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

Property, plant and equipment: Property, plant and equipment are recorded at cost, including capitalized interest and internal engineering costs. Depreciation of property, plant and equipment generally is computed using the straight-line method based on the estimated useful lives of the assets. Buildings and improvements estimated useful lives primarily range from 10 to 40 years, with the majority in the 20- to 40-year range. Machinery and equipment estimated useful lives primarily range from 3 to 15 years, with the majority in the 5- to 10-year range. Fully depreciated assets are retained in property and accumulated depreciation accounts until disposal. Upon disposal, assets and related accumulated depreciation are removed from the accounts and the net amount, less proceeds from disposal, is charged or credited to operations. Property, plant, and equipment amounts are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset (asset group) may not be recoverable. An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss to be recorded is calculated by the excess of the assets' carrying value over its fair value. Fair value is generally determined using a discounted cash flow analysis.

Goodwill: Goodwill is the excess of cost of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a purchase business combination. Effective January 1, 2002, with the adoption of SFAS No. 142, goodwill is not amortized. Prior to January 1, 2002, goodwill was amortized on a straight-line basis, ranging from 5 to 40 years. Beginning January 1, 2002, goodwill will be tested for impairment annually, and will be tested for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Impairment testing for goodwill is done at a reporting unit level. Currently, 3M has identified 20 reporting units under the criteria set forth by SFAS No. 142. An impairment loss would generally be recognized when the carrying amount of the reporting unit's net assets exceeds the estimated fair value of the reporting unit. The estimated fair value of a reporting unit is determined using earnings for the reporting unit multiplied by a price/earnings ratio for comparable industry groups, or by using a discounted cash flow analysis. The company completed its assessment of any potential impairment upon adoption of this standard and determined that no impairment existed at January 1, 2002. Prior to January 1, 2002, goodwill was tested for impairment in a manner consistent with property, plant and equipment and intangible assets with a definite life.

Intangible Assets: Intangible assets include patents, tradenames and other intangible assets acquired from an independent party. Effective January 1, 2002, with the adoption of SFAS No. 142, intangible assets with an indefinite life, namely certain tradenames, are not amortized. Intangible assets with a definite life are amortized on a straight-line basis with estimated useful lives ranging from 2 to 17 years. Indefinite-lived intangible assets will be tested for impairment annually, and will be tested for impairment between annual tests if an event occurs or circumstances change that would indicate that the carrying amount may be impaired. Intangible assets with a definite life are tested for impairment whenever events or circumstances indicate that a carrying amount of an asset (asset group) may not be recoverable. An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated undiscounted cash flows used in determining the fair value of the asset. The amount of the impairment loss to be recorded is calculated by the excess of the assets carrying value over its fair value. Fair value is generally determined using a discounted cash flow analysis. Costs related to internally developed intangible assets are expensed as incurred.

Business Combinations
During the quarter ended September 30, 2002, 3M entered into six small business combinations for a total cost of $123 million, which was paid with $88 million in cash, net of cash acquired, and $35 million of 3M common stock (277,792 common shares). A summary of the six purchase business combinations follows:
* 3M (Industrial segment) purchased certain assets and specified liabilities of Emtech Emulsion Technologies, Inc. and Emtech Manufacturing Corporation. These companies are involved in the manufacture and sale of durable film label materials.

* 3M (Industrial segment) purchased certain assets and specified liabilities of Polymer Manufacturing, Inc. This company, based in Oxnard, California, is a manufacturer of two-part polyurethane adhesives, plastic repair materials, sealants and related accessories.
* 3M (Transportation, Graphics and Safety segment) purchased the shares of AiT Corporation. AiT Corporation, based in Ottawa, Ontario, Canada, is a manufacturer of travel ID security systems.
* 3M (Health Care segment) purchased the shares of Ruffing IT. This company, based in Germany, develops quality assurance software for medical records.
* 3M (Health Care segment) purchased from GlaxoSmithKline the right to manufacture and distribute the Migril product line in certain African nations. Migril is an over-the-counter treatment for migraine attacks.
* 3M (Industrial segment) purchased an 80 percent interest in certain assets of Shanghai Grinding Wheel Works, a Chinese company. These assets will be used to manufacture and sell coated abrasive products.

Goodwill recognized in these transactions totaled $107 million, with $48 million expected to be fully deductible for tax purposes. Goodwill was assigned to market as follows: Industrial, $78 million; Transportation, Graphics and Safety, $25 million; and Health Care, $4 million.

The preliminary purchase price allocations and the resulting impact on the Consolidated Balance Sheet for these six purchase business combinations are summarized in the following table.

(Millions)                                        Asset(Liability)
Accounts receivable                                     $  7
Inventory                                                  4
Other current assets                                       2
Property, plant, and equipment                             5
Purchased indefinite lived intangible assets               2
Purchased identifiable intangible assets                   7
Purchased goodwill                                       107
Accounts Payable and                                      (5)
   other current liabilities
Interest bearing debt                                     (4)
Minority interest liability                               (2)
                                                        -----
Net assets acquired                                     $123

The purchase price allocations will be finalized as internal valuations are completed. The above purchased identifiable intangible assets of $7 million will be amortized on a straight-line basis over lives ranging from 2 to 17 years (weighted-average life of 6.9 years). There were no in-process research and development charges associated with these acquisitions. Pro forma information related to these acquisitions is not included because the impact of these acquisitions on the company's consolidated results of operations is not considered to be significant. These six acquisitions are estimated to have combined annual worldwide net sales of approximately $75 million, or 0.5 percent of 2001 worldwide net sales.

Goodwill and Indefinite Lived Intangible Assets - Adoption of SFAS No. 142 The goodwill balance by market segment as of January 1, 2002, and September 30, 2002, follows. The increase of the goodwill balance relates primarily to the six business combinations previously discussed and changes in foreign currency exchange rates during the period.

Goodwill                                Jan. 1           Sep. 30
(Millions)                               2002              2002
Transportation, Graphics and Safety    $  171            $  206
Health Care                               330               355
Industrial                                 20                97
Consumer and Office                        19                19
Electro and Communications                366               377
Specialty Material                        106               119
Total Company                          $1,012            $1,173

Goodwill and Indefinite-Lived Tradenames
Supplemental Business Segment Information
Three-month period ended

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

Goodwill and Indefinite-Lived Tradenames
Supplemental Consolidated Statement of Income Information
(Millions, except per-share amounts)
                                  Three months            Nine months
                                      ended                  ended
                                     Sep. 30                Sep. 30
                                  2002    2001            2002   2001
Reported net income              $ 545   $ 394          $1,463  $1,049
Add back:
Goodwill amortization, net          --      13              --      36
Indefinite-lived tradename
 amortization, net                  --       1              --       2
Adjusted net income              $ 545   $ 408          $1,463  $1,087

Earnings per share - basic
Reported net income              $1.40   $1.00          $ 3.75  $ 2.65
Goodwill amortization, net          --    0.04              --    0.10
Indefinite-lived tradename
 amortization, net                  --      --              --      --
Adjusted net income              $1.40   $1.04          $ 3.75  $ 2.75

Earnings per share - diluted
Reported net income              $1.38   $0.99          $ 3.70  $ 2.62
Goodwill amortization, net          --    0.03              --    0.09
Indefinite-lived tradename
 amortization, net                  --      --              --      --
Adjusted net income              $1.38   $1.02          $ 3.70  $ 2.71

The impact of Statement No. 142 on previously reported results follows.

Goodwill and Indefinite-Lived Tradenames
Supplemental Consolidated Statement of Income Information
Twelve months ended December 31

(Millions, except per-share amounts)    2001         2000         1999
Reported net income                    $1,430       $1,782       $1,763
Add back:
Goodwill amortization, net                 48           30           16
Indefinite-lived tradename
 amortization, net                          3            2           --
Adjusted net income                    $1,481       $1,814       $1,779

Earnings per share - basic
Reported net income                    $ 3.63       $ 4.50       $ 4.39
Goodwill amortization, net               0.12         0.08         0.04
Indefinite-lived tradename
 amortization, net                       0.01           --           --
Adjusted net income                    $ 3.76       $ 4.58       $ 4.43

Earnings per share - diluted
Reported net income                    $ 3.58       $ 4.45       $ 4.34
Goodwill amortization, net               0.11         0.09         0.04
Indefinite-lived tradename
 amortization, net                       0.01           --           --
Adjusted net income                    $ 3.70       $ 4.54       $ 4.38

Goodwill and Indefinite-Lived Tradenames
Supplemental Consolidated Statement of Income Information
Three months ended
(Millions except,                  Mar. 31   Jun. 30  Sep. 30   Dec. 31
per-share amounts)                   2001      2001     2001      2001
Reported net income                 $ 453     $ 202    $ 394     $ 381
Add back:
Goodwill and indefinite-lived
  tradename amortization, net          11        13       14        13
Adjusted net income                 $ 464     $ 215    $ 408     $ 394

Earnings per share - basic
Reported net income                 $1.14     $0.51    $1.00     $0.97
Goodwill and indefinite-lived
  tradename amortization, net        0.03      0.03     0.04      0.04
Adjusted net income                 $1.17     $0.54    $1.04     $1.01

Earnings per share - diluted
Reported net income                 $1.13     $0.50    $0.99     $0.96
Goodwill and indefinite-lived
  tradename amortization, net        0.02      0.04     0.03      0.03
Adjusted net income                 $1.15     $0.54    $1.02     $0.99

Acquired Intangible Assets
The carrying amount and accumulated amortization of acquired intangible assets follow.

(Millions)                                             Jan. 1    Sep. 30
                                                        2002       2002
Patents                                                 $241       $259
Other amortizable intangible assets                       85         96
Non-amortizable intangible assets (tradenames)            52         58
  Total gross carrying amount                            378        413

Accumulated amortization - patents                       (91)      (114)
Accumulated amortization - other                         (49)       (60)
  Less total accumulated amortization                   (140)      (174)

Total intangible assets, net                            $238       $239

The table below shows amortization expense for acquired intangible assets (excluding amortization of goodwill in 2001) for all periods presented.

                                                   First    First
                              Third     Third       Nine     Nine
                            Quarter   Quarter     Months   Months
(Millions)                     2002      2001       2002     2001
Amortization expense           $ 10      $  8       $ 28     $ 23

The table below shows expected amortization expense for acquired intangible assets recorded as of January 1, 2002.

                                                           After
(Millions)     2002     2003     2004     2005     2006     2006
Amortization
  expense       $31      $28      $25      $20      $19      $63

The above amortization expense forecast is an estimate. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, changes in foreign currency exchange rates, impairment of intangible assets, accelerated amortization of intangible assets, and other events.

RESTRUCTURING CHARGES AND NON-RECURRING ITEMS
During the second quarter of 2001, the company announced a restructuring plan, which is discussed in the company's 2001 Annual Report on Form 10-K. Under the restructuring plan, the company eliminated about 3,000 positions during the nine-month period ended September 30, 2002. Since the inception of the program, the company has eliminated about 6,500 positions. These positions represent a wide range of functions throughout the company. Certain employees may defer receipt of termination benefits, thus cash payments can lag job eliminations. The restructuring current liability at September 30, 2002, totaled $67 million. The majority of the long-term portion of the restructuring liability, primarily special termination pension and medical benefits, is reflected on the books of 3M's pension and medical trusts as part of the Accumulated Benefit

Obligation (ABO). It is estimated that 3M's trusts reflect approximately $75 million of restructuring related long-term liabilities that have not yet been paid out as of September 30, 2002. 3M's Consolidated Balance Sheet reflects this remaining liability primarily as a reduction in prepaid pension assets at September 30, 2002. In the fourth quarter of 2002, due to the expected shortfall between the pension trust ABO and assets, the prepaid pension assets will be netted against the long-term pension liability on 3M's Consolidated Balance Sheet.

No charges were incurred under this plan in the third quarter of 2002.
In the nine-month period ended September 30, 2002, the company recorded charges related to this restructuring plan that reduced operating income by $202 million and net income by $108 million. These 2002 charges were classified as a component of cost of sales ($121 million); selling, general and administrative expenses ($77 million); and research, development and related expenses ($4 million). Of these charges, $111 million related to employee severance and benefits, $47 million related to accelerated depreciation (incremental charges resulting from shortened depreciable lives, primarily related to downsizing or consolidating manufacturing operations), and $44 million related to other exit
activities.   Other exit activities include incremental costs and
contractual obligations for items such as lease termination payments and other facility exit costs (such as demolition of buildings, inventory disposals, other) incurred as a direct result of this plan. The reclassification of deferred separation pay from the long-term portion of the liability to short-term totaled $47 million. The non-cash and long-term portion of the employee severance and benefits liability totaled $35 million, primarily related to special termination pension and medical benefits offered to eligible employees, which will generally be paid out over their life expectancies. It also included $2 million of non-cash stock option expense. The non-cash stock option expense resulted from the reclassification of certain employees age 50 and older to retiree status, resulting in a modification of their original stock option grants for accounting purposes, which triggers earlier expense recognition.

The costs incurred by this plan, since inception in the second quarter of 2001, totaled $771 million. The severance and benefit charges were taken in the quarter when management approved the plans and communicated severance benefits to the employees. Communication of benefits to international employees occurred in various countries during different periods, resulting in the recognition of severance expense over multiple periods of the restructuring plan.

Selected information relating to the charges follows.

                             Employee
                            Severance
                                  and    Accelerated
(Millions)                   Benefits   Depreciation    Other    Total
                             --------   ------------   -------  -------
Charges
    Year 2001                    $472           $ 80     $ 17     $569
    First quarter 2002             24             26        4       54
    Second quarter 2002            87             21       40      148
                                 -----          -----    -----    -----
      Total charges              $583           $127     $ 61     $771
                                 =====          =====    =====    =====
Restructuring liability
  Current liability at
    December 31, 2001            $185                     $13     $198

  First nine months 2002 activity
    Charges                       111             47       44      202
    Reclassification from
      long-term portion
      of liability                 47                       -       47
    Non-cash and long-term
      portion of liability        (35)           (47)       -      (82)
    Cash payments                (275)                    (23)    (298)
                                 -----                   -----    -----
  Current liability as of
    September 30, 2002           $ 33                     $34      $67
                                 =====                   =====    =====

In the third quarter of 2001, the company recorded charges related to the current restructuring plan that reduced operating income by $69 million and net income by $43 million. These 2001 charges were included as a component of cost of sales ($47 million); selling, general, and administrative expenses ($16 million); and research and development expense ($6 million).

In the first nine months of 2001, non-recurring items, principally related to the restructuring plan, were classified as a component of cost of sales ($188 million); selling, general, and administrative expenses ($258 million); and research, development and related expenses ($20 million). Of this $466 million, $413 related to employee severance and benefits, $39 million related to accelerated depreciation, and $14 million related to other exit activities. In addition, other non-recurring costs included acquisition-related charges of $23 million (recorded in cost of sales) in the first quarter of 2001.

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

Effective July 1, 2002, the company also reclassified certain net sales and operating income amounts for all periods presented. This related to the realignment of certain businesses from Health Care to Consumer and Office (discussed next under "Business Segments").

BUSINESS SEGMENTS
3M's net sales and operating income by segment for the third quarter and the nine-month periods ended September 30, 2002, and 2001 follow. The company adopted EITF No. 00-25 effective January 1, 2002. This adoption resulted in a reclassification of approximately $25 million of advertising expenses from selling, general and administrative expenses to net sales for each of the years 1999 through 2001, with no impact on operating income. These adjustments were reflected in the company's Consumer and Office Markets segment.

Effective July 1, 2002, the company also reclassified net sales and operating income for the realignment of certain businesses from Health Care to Consumer and Office. These businesses had net sales of $118 million and operating income of $7 million for total year 2001. This realignment had no impact on total company net sales or operating income.

-------------------------------------------------------------
BUSINESS
SEGMENT              Three months ended     Nine months ended
INFORMATION             September 30           September 30
(Millions)              2002     2001          2002     2001
-------------------------------------------------------------
NET SALES
Transportation,
 Graphics and Safety  $  974   $  881       $ 2,862  $ 2,681
Health Care              901      818         2,642    2,436
Industrial               815      781         2,413    2,438
Consumer and Office      719      707         2,065    2,127
Electro and
 Communications          481      514         1,448    1,702
Specialty Material       242      251           727      802
Corporate and
 Unallocated              11        9            37       12
-------------------------------------------------------------
Total Company         $4,143   $3,961       $12,194  $12,198
-------------------------------------------------------------
OPERATING INCOME
Transportation,
 Graphics and Safety  $  237   $  170        $  693   $  545
Health Care              224      189           657      539
Industrial               150      126           429      419
Consumer and Office      143      133           388      357
Electro and
 Communications           70       44           209      189
Specialty Material        37       33           110      119
Corporate and
 Unallocated             (10)     (75)         (236)    (477)
--------------------------------------------------------------
Total Company         $  851   $  620        $2,250   $1,691
--------------------------------------------------------------

First and second quarter 2002 operating income includes non-recurring charges (included in Corporate and Unallocated) of $54 million and $148 million, respectively, principally related to employee separation costs, accelerated depreciation charges and other associated exit costs under the company's previously announced restructuring plan. The restructuring costs are not recorded in the individual business segments for internal management reporting purposes. This enhances comparability and reflects management focus on ongoing results.

The company had numerous non-recurring items that impacted the first nine months of 2001. Third quarter 2001 operating income includes non-recurring charges of $69 million (included in Corporate and Unallocated), principally related to employee separation costs and accelerated depreciation charges under the company's restructuring plan. Second quarter 2001 operating income includes non-recurring charges of $397 million (included in Corporate and Unallocated), principally related to employee separation costs under the restructuring plan. First quarter 2001 operating income includes non-recurring costs of $23 million recorded in cost of sales. These first quarter 2001 non-recurring costs (primarily related to inventory acquired in business combinations that must be recorded at fair market value instead of manufactured cost and the subsequent sale of these acquired inventories) totaled $10 million in Health Care; $7 million in Transportation, Graphics and Safety; and $6 million in the Electro and Communications segment.

As previously discussed, the company adopted EITF No. 00-25 effective January 1, 2002, and effective July 1, 2002, also reclassified certain net sales and operating income amounts for all periods presented related to the realignment of certain businesses from Health Care to Consumer and Office. The reclassified prior-period net sales in total (including both of these reclassification impacts) are summarized as follows.

Net Sales                     Fourth    Third   Second    First
(Millions)            Year   Quarter  Quarter  Quarter  Quarter
------------------------------------------------------------------
Consumer and Office
2001                $ 2,817   $  690   $  707   $  700   $  720
2000                  2,951      728      779      727      717
1999                  2,805      726      742      671      666

Health Care
2001                $ 3,301   $  865   $  818   $  820   $  798
2000                  3,007      766      744      761      736
1999                  3,013      767      741      763      742

Total Company
2001                $16,054   $3,856   $3,961   $4,073   $4,164
2000                 16,699    4,129    4,264    4,237    4,069
1999                 15,723    4,040    4,015    3,879    3,789

Operating Income              Fourth    Third   Second    First
(Millions)            Year   Quarter  Quarter  Quarter  Quarter
------------------------------------------------------------------
Consumer and Office
2001                $   454   $   97   $  133   $  108   $  116
2000                    442       96      135      104      107
1999                    403       95      123       97       88

Health Care
2001                $   753   $  214   $  189   $  188   $  162
2000                    667      158      162      156      191
1999                    678      161      181      192      144

The reclassified net sales and operating income for the first and second quarter of 2002 are summarized as follows.

                                 Net Sales        Operating Income
                             -----------------    ----------------
                             Second    First      Second   First
                             Quarter   Quarter    Quarter  Quarter
                             2002      2002       2002     2002
------------------------------------------------------------------
Consumer and Office          $  695    $  651     $  126   $  119
Health Care                     896       845        213      220

DEBT ISSUANCES
In October 2000, the company filed a shelf registration with the Securities and Exchange Commission related to the potential offering of debt securities of up to $1.5 billion. After the shelf registration became effective, the company, in May 2001, established under the shelf a medium-term notes program under which up to $1.4 billion of medium-term notes may be offered. In March 2002, the company issued a three-year, $400 million, fixed rate note that was swapped to a rate based on a floating LIBOR index (1.68 percent at September 30, 2002). As of September 30, 2002, $950 million of medium-term notes had been issued under the medium-term notes program and another $56 million of debt securities were issued in 2001 directly from the shelf, aggregating $1.006 billion of outstanding debt securities issued under the shelf.

EARNINGS PER SHARE and DIVIDENDS PER SHARE
The difference in the weighted average common shares outstanding for calculating basic and diluted earnings per share amounts is attributable to the potential dilution from the company's stock-based compensation plans for the three-month and nine-month periods ended September 30, 2002 and 2001. Certain Management Stock Ownership Program options outstanding were not included in the computation of diluted earnings per share because they would not have had a dilutive effect (6.2 million and 6.7 million average options for the three months ended September 30, 2002 and 2001, respectively; 5.3 million and 3.3 million average options for the nine months ended September 30, 2002 and 2001, respectively). Dividends are paid quarterly to shareholders and totaled 62 cents per common share in the first, second and third quarters of 2002, compared with 60 cents per common share in each quarter of 2001.

ACCOUNTING FOR DERIVATIVE INSTRUMENTS
The company uses interest rate swaps, currency swaps, and forward and option contracts to manage risks generally associated with foreign
exchange rate, interest rate and commodity market volatility.   For a more
detailed discussion of the company's derivative instruments, refer to the company's 2001 Annual Report on Form 10-K.

During the second quarter of 2002, the company converted a foreign currency based pricing contract into a dollar-based pricing contract. This resulted in the discontinuance of certain foreign currency cash flow hedges. The company recognized a $10 million pre-tax loss (recorded in cost of sales) related to the discontinuance of these contracts.

The table that follows provides the amount recorded in cumulative translation related to net investment hedging, and also provides cash flow hedging instrument disclosures. Reclassification adjustments are made to avoid double counting in comprehensive income items that are also included as part of net income. The amount of the reclassification adjustment recognized in other comprehensive income is equal to, but opposite in sign from, the amount of the realized gain or loss in net income.

DERIVATIVES               Three months ended        Nine months ended
Net of Tax                    September 30             September 30
(Millions)                  2002       2001          2002       2001
                          ------------------------------------------
Unrealized gain/(loss) recorded in cumulative translation

Net investment hedging      $  3     $ (23)          $(14)     $ (5)
                          ==========================================

Cash flow hedging instruments balance and activity
Beginning balance           $(37)    $   6           $  9      $  0
                          ------------------------------------------
Net unrealized holding
  gain/(loss)*                11       (22)           (48)        2
Reclassification
  adjustment*                  3         5             16       (13)
                         -------------------------------------------
Total activity                14       (17)           (32)      (11)

                         -------------------------------------------
Ending balance              $(23)**  $ (11)         $ (23)**   $(11)
                         ===========================================
*Tax expense or benefit
Net unrealized holding
  gain/(loss)               $ (6)    $  13          $  28      $ (1)
Reclassification
  adjustment                  (1)       (3)            (9)        8

<F1>
** Based on exchange rates at September 30, 2002, the company expects to reclassify to earnings over the next 12 months a majority of the cash flow hedging instruments after-tax loss of $23 million (with the impact largely offset by foreign currency cash flows from underlying hedged items).


<PAGE 20>
STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS) INFORMATION
The components of the ending balances of accumulated other comprehensive income (loss) are shown as follows.

----------------------------------------------------------------------
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
                                                    Sep. 30    Dec. 31
(Millions)                                            2002       2001
----------------------------------------------------------------------
Cumulative translation - net                        $(1,039)  $(1,152)
Minimum pension liability adjustments                   (74)      (74)
Debt and equity securities,
  unrealized gain (loss) - net                           (3)       12
Cash flow hedging instruments,
  unrealized gain (loss) - net                          (23)        9
----------------------------------------------------------------------
Accumulated other comprehensive income (loss)       $(1,139)  $(1,205)
======================================================================

The minimum pension liability adjustment is calculated on an annual basis. Accounting rules require that, if the accumulated benefit obligation (ABO) exceeds the fair value of pension assets, the employer must recognize a liability that is at least equal to the unfunded ABO. In the fourth quarter of 2002, 3M anticipates recording a minimum pension liability adjustment within other comprehensive income of approximately $1 billion (net of tax).

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

-------------------------------------------------------------------
TOTAL COMPREHENSIVE INCOME                      Three months ended
                                                    September 30
(Millions)                                          2002     2001
-------------------------------------------------------------------
Net income                                         $ 545    $ 394
Other comprehensive income (loss)
  Cumulative translation - net of $1 million
    tax provision in 2002 and $5 million tax
    provision in 2001                                (70)     100
  Debt and equity securities,
    unrealized gain (loss) - net of $2 million
    tax benefit in 2002 and $2 million tax
    benefit in 2001                                   (3)      (5)
  Cash flow hedging instruments, unrealized gain
    (loss) - net of $7 million tax provision
    in 2002 and $10 million tax benefit in 2001       14      (17)
-------------------------------------------------------------------
      Total comprehensive income                   $ 486    $ 472
===================================================================

-------------------------------------------------------------------
TOTAL COMPREHENSIVE INCOME                       Nine months ended
                                                     September 30
(Millions)                                          2002     2001
-------------------------------------------------------------------
Net income                                        $1,463    $1,049
Other comprehensive income (loss)
  Cumulative translation - net of $11 million
    tax benefit in 2002 and $7 million tax
    provision in 2001                                113      (148)
  Debt and equity securities,
    unrealized gain (loss) - net of $9 million
    tax benefit in 2002 and $11 million tax
    benefit in 2001                                  (15)      (18)
  Cash flow hedging instruments, unrealized
    gain (loss) - net of $19 million tax benefit
    in 2002 and $7 million tax benefit in 2001       (32)      (11)
-------------------------------------------------------------------
      Total comprehensive income                  $1,529     $ 872
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

               REVIEW REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders and Board of Directors of 3M Company:

We have reviewed the accompanying consolidated balance sheet of 3M Company and Subsidiaries as of September 30, 2002, and the related consolidated statements of income for each of the three-month and nine-month periods ended September 30, 2002 and 2001, and of cash flows for the nine-month periods ended September 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Minneapolis, Minnesota
October 21, 2002

                       3M Company and Subsidiaries

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

* Foreign currency exchange rates and fluctuations in those rates may affect the company's ability to realize projected growth rates in its net sales and net earnings and its results of operations. Because the company derives more than half its revenues from outside the United States, its ability to realize projected growth rates in net sales and net earnings and results of operations could be adversely affected if the United States dollar strengthens significantly against foreign currencies.

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

* The possibility that acquisitions, divestitures and strategic alliances may not meet net sales and/or profit expectations. As part of the company's strategy for growth, the company has made and may continue to pursue acquisitions, divestitures and strategic alliances. However, there can be no assurance that these will be completed or beneficial to the company.

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

RESULTS OF OPERATIONS

Third Quarter
--------------
Pro forma amounts (non-recurring items):
The company believes that discussion of results excluding significant non-recurring items provides a useful analysis of operating trends. The pro forma amounts (which exclude non-recurring items) that follow are not in accordance with, or preferable to, amounts determined in conformity with U.S. generally accepted accounting principles. Reference should be made to the Consolidated Financial Statements and accompanying Notes for additional information concerning non-recurring items, and for additional information on amounts determined in accordance with U.S. generally accepted accounting principles. The determination of non-recurring items may not be comparable to similarly titled measures used by other companies. There is discussion of operating measures that exclude non-recurring items within this "Third Quarter" section. An (#) will be used to cross-reference such subsequent discussion to this paragraph. The third quarter of 2002 had no significant non-recurring items.

Overview:
The company reported net income of $545 million, or $1.38 per diluted share, in the third quarter of 2002, versus $394 million, or $0.99 per diluted share, in the third quarter last year. Third-quarter 2001 non-recurring charges related to the company's restructuring plan reduced net income by $43 million, or $0.11 per diluted share. Currency impacts reduced earnings by 2 cents per diluted share in the third quarter of

2002, while the adoption of a new accounting standard resulting in the cessation of goodwill and other indefinite-lived intangible asset amortization boosted earnings by 3 cents per diluted share.

Goodwill and other intangible assets:
Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," was adopted effective January 1, 2002. Goodwill and indefinite-lived intangible assets are no longer amortized. Goodwill and indefinite-lived intangible assets are subject to an impairment test at least annually. The company completed its assessment of any potential impairment upon adoption of this standard and determined that no impairment existed at January 1, 2002. Additional information regarding accounting pronouncements of the FASB, including SFAS No. 142, is included in the Notes to the Consolidated Financial Statements.

Net Sales:

Components of Net Sales Change
Third Quarter 2002
                                          W.W.      U.S.      Intl.
Volume - core                             3.4%      0.3%      6.3%
Volume - acquisitions                     0.4       0.4       0.3
Price                                     0.1      (0.6)      0.9
Translation                               0.7        --       1.3
                                         -----     -----     -----
Total                                     4.6%      0.1%      8.8%
                                         =====     =====     =====

Worldwide net sales for the third quarter of 2002 totaled $4.143 billion, up 4.6 percent from the third quarter of last year. Core volume (which excludes acquisition and divestiture impacts) increased 3.4 percent from the third quarter last year. Acquisitions within the past 12 months increased net sales by four-tenths of one percent. Selling prices were up one-tenth of one percent. The weaker U.S dollar increased worldwide net sales by seven-tenths of one percent.

Some of the products or components sold by 3M's international countries to third parties are exported back to the United States and other parts of the world. Thus, the net sales growth by area may not be indicative of end-user consumption in the local country. In the United States, net sales for the third quarter of 2002 totaled $1.915 billion, with core volume up three-tenths of one percent. International net sales for the third quarter of 2002 totaled $2.228 billion (an increase of 8.8 percent in U.S. dollars), with core volume up 6.3 percent. Volume growth was led by 19.3 percent growth in the Asia Pacific area, including volume growth of 10.4 percent in Japan and 27.9 percent in the remainder of the region. Volume increased 6.6 in Canada. Volume declined 2.5 percent in Europe and
0.5 percent in Latin America.

Non-recurring items:
The third quarter of 2002 had no significant non-recurring items. The third quarter of 2001 includes restructuring charges of $69 million, resulting from the company's previously announced restructuring plan. These charges have been classified as a component of cost of sales ($47 million); selling, general and administrative expenses ($16 million); and research, development and related expenses ($6 million). Of the total third quarter 2001 charge, $27 million related to employee severance and benefit costs, $39 million related to accelerated depreciation (incremental charges resulting from shortened depreciable lives, primarily related to downsizing or consolidating manufacturing operations), and $3 million related to other exit activities.

Supplemental Unaudited Consolidated Statement of Income Information
(Dollars in millions, except per-share amounts)
                      Three months ended          Three months ended
                      September 30, 2002          September 30, 2001
                 ----------------------------  ----------------------------
                 Excluding                     Excluding
                      non-      Non-                non-      Non-
                 recurring recurring REPORTED  recurring recurring REPORTED
                     items     items    TOTAL   items(#)     items    TOTAL
                 ---------  -------  --------  ---------  --------  -------
Net sales           $4,143   $  --    $4,143     $3,961    $  --    $3,961
                    ------   ------   ------     ------    ------   ------
Operating expenses
  Cost of sales      2,115      --     2,115      2,109       47     2,156
  Selling, general and
    administrative
    expenses           913      --       913        908       16       924
  Research, develop-
    ment and related
    expenses           264      --       264        255        6       261
                    ------   ------   ------     ------    ------   ------
      Total          3,292      --     3,292      3,272       69     3,341
                    ------   ------   ------     ------    ------   ------
Operating
  income (loss)        851      --       851        689      (69)      620

Interest expense
  and (income), net     10      --        10         21       --        21
                    ------   ------   ------     ------    ------   ------
Income (loss) before
 income taxes and
 minority interest     841      --       841        668      (69)      599

Provision (benefit)
 for income taxes      274      --       274        220      (25)      195
Effective tax rate    32.5%             32.5%      32.9%              32.5%

Minority interest
 expense (income)       22      --        22         11       (1)       10
                    ------   ------   ------     ------    ------   ------
Net income (loss)   $  545      --     $ 545      $ 437      (43)   $  394
                    ======   ======   ======     ======    ======   ======
 Weighted average
  diluted shares                       395.0                         398.4
 Net income per
  diluted share                        $1.38                         $0.99
                                      ======                        ======

<F1>
(#) Refer to discussion in paragraph 1 of this section
</FN)

Costs:
Cost of sales for the third quarter of 2002 was 51.0 percent of net sales, down 3.4 percentage points from the third quarter of last year. Excluding non-recurring items in 2001, cost of sales was down 2.3 percentage points. Gross margins were positively impacted by Six Sigma efforts to reduce factory cost by optimizing manufacturing and other business processes. Indirect cost reduction efforts and lower employment levels also boosted our factory performance. Direct material costs decreased 2.5 percent from the third quarter of 2001. A positive sales mix, resulting from increased net sales in Asia, also helped improve the gross margin. Cost of sales includes manufacturing, engineering and freight costs.

Selling, general and administrative (SG&A) expenses for the third quarter of 2002 were 22.0 percent of net sales, a 1.3 percentage point improvement from the third quarter of 2001. Excluding non-recurring items in 2001, SG&A was nine-tenths of a percentage point lower than in the third quarter of 2001. Lower employment levels, along with continued efforts to reduce indirect costs, helped curtail spending. SG&A also benefited by $18 million due to the cessation of goodwill amortization and other indefinite-lived asset amortization effective January 1, 2002.

Operating income:
Operating income for the third quarter of 2002 was 20.6 percent of net sales, compared with 15.7 in the third quarter of 2001. Excluding non-recurring items, operating income was 17.4 percent(#) in the third quarter of 2001. Although the company faced continued economic weakness, operating income excluding non-recurring items grew by $162 million, or 23.7 percent, for the third quarter of 2002, as compared to the third quarter of last year. The cessation of goodwill amortization and other indefinite-lived asset amortization benefited operating income by $18 million, while currency impacts reduced operating income by an estimated $8 million. Operating income margins in the third quarter of 2002 were 18.4 percent in the United States and 22.4 percent internationally.

Interest expense and income:
Net interest expense (interest expense less interest income) for the third quarter of 2002 was $10 million, which was $11 million lower than in the third quarter of last year. This reduction was driven by lower overall borrowings and declining rates on floating rate debt. Interest income remained consistent with the third quarter of last year.

Provision for income taxes:
The worldwide effective income tax rate for the third quarter of 2002 was
32.5 percent, the same as third quarter 2001. Excluding non-recurring items, the tax rate was 32.9 percent(#) in the third quarter of 2001 and for total year 2001. Excluding non-recurring items, the tax rate decrease compared to total year 2001 is principally due to the effect of the cessation of amortization for goodwill and other indefinite-lived assets effective January 1, 2002.

Net income:
Net income for the third quarter of 2002 totaled $545 million, or $1.38 per diluted share, compared with $394 million, or $0.99 per diluted share, in the third quarter of last year on a reported basis. Non-recurring items negatively impacted the third quarter 2001 net income by $43 million, or $0.11 per diluted share. The cessation of goodwill amortization and other indefinite-lived asset amortization effective January 1, 2002, increased earnings per diluted share by 3 cents.
Currency effects reduced net income for the third quarter by an estimated $7 million, or 2 cents per diluted share. This estimate includes the effect of translating profits from local currencies into U.S. dollars; the impact of currency fluctuations on the transfer of goods between 3M operations in the United States and abroad; and transaction gains and losses, including derivative instruments designed to reduce exchange rate risk. These derivative instruments and other transaction impacts decreased net income by an estimated $10 million in the third quarter of 2002 compared with the same period last year.

First Nine Months
----------------
Pro forma amounts (non-recurring items):
The company believes that discussion of results excluding significant non-recurring items provides a useful analysis of operating trends. The pro forma amounts (which exclude non-recurring items) that follow are not in accordance with, or preferable to, amounts determined in conformity with U.S. generally accepted accounting principles. Reference should be made to the Consolidated Financial Statements and accompanying Notes for additional information concerning non-recurring items, and for additional information on amounts determined in accordance with U.S. generally accepted accounting principles. The determination of non-recurring items may not be comparable to similarly titled measures used by other companies. There is discussion of operating measures that exclude non-recurring items within this "First Nine Months" section. An (#) will be used to cross-reference such subsequent discussion to this paragraph.

Overview:
The company reported net income of $1.463 billion, or $3.70 per diluted share, in the first nine months of 2002, versus $1.049 billion, or $2.62 per diluted share, in the first nine months of last year, on a reported basis. In 2002, net income was impacted by non-recurring charges of $108 million, or 27 cents per diluted share, related to the company's current restructuring program. In 2001, net income was impacted by non-recurring charges of $306 million, or 76 cents per diluted share. These 2001 charges related to the company's current restructuring program and non-recurring acquisition-related costs. Currency impacts reduced earnings by 8 cents per diluted share, while the adoption of a new accounting standard resulting in the cessation of goodwill amortization and other indefinite-lived intangible asset amortization boosted earnings by 9 cents per diluted share for the first nine months of 2002.

Net Sales:

Components of Net Sales Change
Nine Months 2002
                                            W.W.      U.S.     Intl.
Volume - core                              (0.4)%    (2.6)%     1.4%
Volume - acquisitions                       0.4       0.3       0.5
Price                                       0.5       0.0       1.0
Translation                                (0.5)       --      (1.0)
                                           -----     -----     -----
Total                                       0.0 %    (2.3)%     1.9%
                                           =====     =====     =====

Worldwide net sales for the first nine months of 2002 totaled $12.194 billion, essentially unchanged from $12.198 billion in the first nine months of 2001. Core volume (which excludes acquisition and divestiture impacts) decreased four-tenths of a percent from the same period last year. Acquisitions within the past 12 months increased net sales by four-tenths of one percent. Selling prices were up five-tenths of one percent. The stronger U.S. dollar (on a nine-month basis) decreased worldwide net sales by five tenths of a percent.

In the United States, net sales for the first nine months of 2002 totaled $5.588 billion, with core volume down 2.6 percent. International net sales for the first nine months of 2002 totaled $6.606 billion (up 1.9 percent in U.S. dollars), with core volume up 1.4 percent. In Europe, volume decreased 4.6 percent. In the Asia Pacific area, volume increased
11.8 percent. Volume increased 5.2 percent in Japan, and 18.8 percent in the rest of the region. In Latin America, volume decreased 4.9 percent. Volume in Canada increased 1.6 percent. Currency reduced international net sales by 1.0 percent, driven by negative translation of 1.1 percent in the Asia Pacific area and 14.2 percent in Latin America. These negative effects were partially offset by positive translation of 3.5 percent in Europe.

Non-recurring items:
The first nine months of 2002 includes non-recurring charges of $202 million under the company's previously announced restructuring plan, principally related to employee severance and benefit costs, accelerated depreciation charges, and other associated exit costs. These charges have been classified as a component of cost of sales ($121 million); selling, general and administrative expenses ($77 million); and research, development and related expenses ($4 million). Of the total charges for the first nine months, $111 million related to employee severance and benefit costs, $47 million related to accelerated depreciation (incremental charges resulting from shortened depreciable lives of affected assets, primarily related to downsizing or consolidating manufacturing operations), and $44 million related to other exit activities. Other exit activities included incremental costs and contractual obligations for items such as lease termination payments and other facility exit costs (such as demolition of buildings, inventory
disposals, other) incurred as a direct result of this plan.   Additional
information concerning non-recurring items is provided in the Notes to Consolidated Financial Statements and elsewhere herein.

The first nine months of 2001 includes non-recurring costs of $489 million. These charges have been classified as a component of cost of sales ($211 million); selling, general and administrative expenses ($258 million); and research, development and related expenses ($20 million). These charges primarily related to the company's current restructuring program ($466 million), and also included acquisition-related costs that were recorded in cost of sales ($23 million). The $23 million primarily related to inventory acquired in business combinations that must be recorded at fair market value instead of manufactured cost and the subsequent sale of these acquired inventories.

Supplemental Unaudited Consolidated Statement of Income Information
(Dollars in millions, except per-share amounts)
                       Nine months ended             Nine months ended
                       September 30, 2002            September 30, 2001
                 ----------------------------  ----------------------------
                 Excluding                     Excluding
                      non-      Non-                non-      Non-
                 recurring recurring REPORTED  recurring recurring REPORTED
                   items(#)    items    TOTAL    items(#)    items    TOTAL
                 ---------  -------  --------  ---------  --------  -------
Net sales          $12,194   $  --    $12,194    $12,198    $  --   $12,198
                   -------   ------   -------    -------    ------  -------
Operating expenses
  Cost of sales      6,261     121      6,382      6,407      211     6,618
  Selling, general and
    administrative
    expenses         2,688      77      2,765      2,809      258     3,067
  Research, develop-
    ment and related
    expenses           793       4        797        802       20       822
                   -------   ------   -------    -------    ------   ------
      Total          9,742     202      9,944     10,018      489    10,507
                   -------   ------   -------    -------    ------   ------
Operating
  income (loss)      2,452    (202)     2,250      2,180     (489)    1,691

Interest expense
  and (income), net     31      --         31         71       --        71
                    ------   ------   -------    -------    ------   ------
Income (loss) before
 income taxes and
 minority interest   2,421    (202)     2,219      2,109     (489)    1,620

Provision (benefit)
 for income taxes      787     (76)       711        702     (175)      527
Effective tax rate    32.5%              32.0%      33.3%             32.5%

Minority interest       63     (18)        45         52       (8)       44
                   -------   ------   -------    -------    ------  -------
Net income (loss)   $1,571   $(108)   $ 1,463    $ 1,355    $(306)  $ 1,049
                   =======   ======   =======    =======    ======  =======
 Weighted average
  diluted shares                        395.4                         401.0
 Net income per
  diluted share                       $  3.70                       $  2.62
                                      =======                       =======

<F1>
(#) Refer to discussion in paragraph 1 of this section

Costs:
Cost of sales for the first nine months of 2002 was 52.3 percent of net sales, down 2.0 percentage points from the first nine months of last year. Excluding non-recurring charges, cost of sales for the first nine months of 2002 was down 1.1 percentage points from the first nine months of 2001. Gross margins were positively impacted by accelerated implementation of Six Sigma, indirect cost control, and employment reductions under the current restructuring plan. Positive sales mix impacts and lower raw material costs also positively impacted the gross margin. Cost of sales includes manufacturing, engineering and freight costs.

Selling, general and administrative (SG&A) expenses for the first nine months of 2002 were 22.7 percent of net sales, down 2.4 percentage points from the first nine months of last year. Excluding non-recurring charges, SG&A expenses were $121 million lower (down 1.0 percentage point) than in the first nine months of last year, a reduction of 4.3 percent. This improvement in SG&A costs was the result of Six Sigma implementation, indirect cost control and employment reductions under the current restructuring plan. SG&A also benefited by $49 million due to the cessation of goodwill amortization and other indefinite-lived asset amortization effective January 1, 2002.

Operating income:
Operating income for the first nine months of 2002 was 18.5 percent of net sales, compared with 13.9 percent in the first nine months of last year. Excluding non-recurring charges, operating income for the first nine months of 2002 was 20.1 percent(#) of net sales, compared with 17.9 percent(#) in the first nine months of last year. Although the company faced continued economic weakness, operating income excluding non-recurring items grew by $272 million, or 12.5 percent, for the first nine months of 2002, as compared to the first nine months of last year. The cessation of goodwill amortization and other indefinite-lived asset amortization benefited operating income by $49 million, while currency impacts reduced operating income by an estimated $61 million. Excluding non-recurring items, operating income margins in the first nine months of 2002 were 16.3 percent(#) in the United States and 23.3 percent(#) internationally.

Interest expense and income:
Net interest expense (interest expense less interest income) for the first nine months of 2002 was $31 million, which was $40 million lower than in the first nine months of last year. Declining rates on floating-rate debt drove the reduction in expense, along with some benefit related to lower overall average debt balances. Interest income remained consistent with the first nine months of last year.

Provision for income taxes:
The worldwide effective income tax rate for the first nine months of 2002 was 32.0 percent, down from 32.5 percent in the same period last year and
32.1 percent for total year 2001. Excluding non-recurring items, the worldwide effective income tax rate for the first nine months of 2002 was
32.5 percent(#), down from 33.3 percent(#) in the same period last year and 32.9 percent(#) for total year 2001. The tax rate decrease compared to total year 2001 is principally due to the effect of the cessation of amortization for goodwill and other indefinite-lived assets effective January 1, 2002.

Net income:
Net income for the first nine months of 2002 totaled $1.463 billion, or $3.70 per diluted share, compared with $1.049 billion, or $2.62 per diluted share, in the same period last year, on a reported basis. Non-recurring charges negatively impacted net income by $108 million, or 27 cents per diluted share, in the first nine months of 2002. In addition, non-recurring charges negatively impacted net income by $306 million, or 76 cents per diluted share, in the first nine months of 2001. The cessation of goodwill amortization and other indefinite-lived asset amortization effective January 1, 2002, increased earnings per diluted share by 9 cents. The company estimates that currency effects reduced net income for the first nine months of 2002 by about $34 million, or 8 cents per diluted share, compared with the same period last year. This estimate includes the effect of translating profits from local currencies into U.S. dollars; the impact of currency fluctuations on the transfer of goods between 3M operations in the United States and abroad; and transaction gains and losses, including derivative instruments designed to reduce exchange rate risks. These derivative instruments and other transaction impacts reduced net income by $11 million for the first nine months of 2002 compared with the same period last year.

PERFORMANCE BY BUSINESS SEGMENT
Following is a discussion of the global operating results of the company's six business segments in the third quarter and first nine months of 2002. Effective July 1, 2002, the company reclassified certain net sales and operating income amounts for all periods presented. This related to the realignment of certain businesses from Health Care to Consumer and Office. All markets benefited from savings associated with the restructuring plan.

In the Industrial Markets segment, volume increased 2.9 percent in the third quarter, after decreasing 0.5 percent in the second quarter and 7.0 percent in the first quarter, compared with the same periods of 2001. The third quarter improvement was driven by growth in the automotive aftermarket, engineered adhesives, and the industrial tape businesses. However, weaknesses still exist in most sectors of the global manufacturing and industrial economy, and these weaknesses held back growth in other product categories. Operating income increased 18.8 percent in the third quarter, driven by higher net sales and ongoing process efficiencies. Operating income for the first nine months of 2002 increased 2.4 percent.

In the Transportation, Graphics and Safety Markets segment, volume grew
9.8 percent in the third quarter, 9.3 percent in the second quarter and
5.3 percent in the first quarter, compared with the same periods in 2001. Growth was broad-based in the quarter. For the first nine months, growth was led by optical films and automotive OEM products. Operating income grew 39.1 percent in the third quarter and more than 25 percent for the first nine months, boosted by strong volume growth and favorable product mix.

In the Health Care Markets segment, including acquisitions, volume grew
9.0 percent in the third quarter, 7.1 percent in the second quarter, and
7.8 percent in the first quarter, compared with the same periods in 2001. This growth includes approximately 2 percent due to acquisitions in the first quarter, with minimal impact from acquisitions in the second and third quarters. The third quarter and first nine months growth was led by pharmaceuticals, dental and medical products. Operating income improved
18.5 percent in the third quarter, and about 20 percent for the first nine months.

In September 2001, 3M signed an agreement with Eli Lilly and Company to collaborate on resiquimod, a potential breakthrough treatment for genital herpes. Resiquimod is currently in Phase 3 clinical trials, and moving toward an anticipated 2004 submission date to the FDA. 3M received $100 million in the fourth quarter of 2001 from Eli Lilly in consideration for research and development efforts. The majority of the $100 million is expected to be recognized as revenue in 2002 through 2004, as the majority of the future research and development is expected to be performed during this period. For the year 2002, the company estimates $43 million of revenue will be recorded related to this agreement.

In the Consumer and Office Markets segment, volume increased eight-tenths of one percent in the third quarter of 2002 after decreasing 2.8 percent in the second quarter and 8.5 percent in the first quarter, compared with the same periods in 2001. The third quarter growth was led by growth in the home improvement channel. However, ongoing weaknesses in certain segments in the office supply market continue to negatively affect demand in the Consumer and Office Market segment. Operating income increased 7.5 percent in the third quarter and about 9 percent for the first nine months of 2002, as compared to the same periods last year.

In the Electro and Communications Markets segment, volume declined 5.8 percent in the third quarter of 2002, about 15 percent in the second quarter, and 23 percent in the first quarter, compared with the same periods in 2001. Volumes remained weak in the telecom industry. Looking ahead, the company has more work to do in improving its telecom business, as the end-markets remain very weak. On the positive side, good growth was achieved in the Microinterconnect Systems and the Electrical Products businesses in the third quarter. Operating income increased about 58.4 percent for the third quarter, resulting in positive income growth for the first nine months of 2002.

In the Specialty Material Markets segment, volume declined 4.7 percent in the third quarter of 2002, 5.9 percent in the second quarter and 16.8 percent in the first quarter, compared with the same periods in 2001. These decreases were primarily due to the product related phase-out discussed in previous Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q filings. The company plans to introduce several new Scotchgard brand products over the next few months to rebuild this business. Operating income in the market improved 12.3 percent in the third quarter, despite the volume reduction, but profits were down about 7 percent for the first nine months.

FINANCIAL CONDITION AND LIQUIDITY
The company's financial condition and liquidity remain strong. Working capital (defined as current assets minus current liabilities) totaled $2.045 billion at September 30, 2002, increasing $258 million from year-end 2001. The increase in working capital, when compared with year-end 2001, was partially driven by a shift in debt from short-term to long-term and an increase in cash and cash equivalents.

The accounts receivable turnover index (defined as quarterly net sales multiplied by 4 divided by ending accounts receivable) totaled 6.41 at September 30, 2002, an improvement from 6.22 at year-end 2001 and 5.56 at September 30, 2001. Receivables increased $103 million compared with year-end, but decreased $266 million, or 9 percent, versus the comparable period last year. The inventory turnover index (defined as quarterly factory cost excluding non-recurring amounts multiplied by 4 divided by ending inventory) was 4.15 at September 30, 2002, an improvement from 3.76 at year-end 2001, and 3.57 at September 30, 2001. Inventories declined $146 million versus year-end 2001, and declined by $297 million compared with September 30, 2001. Currency effects also impacted these consolidated balance sheet comparisons. Currency effects at September 30, 2002, compared with December 31, 2001, increased the accounts receivable and inventory balances (due to the weaker U.S. dollar) by $78 million and $44 million, respectively.

Total debt increased $46 million from year-end 2001. As of September 30, 2002, total debt was 31 percent of total capital, compared with 32 percent at year-end 2001. The company's believes its strong credit rating provides sufficient access to funds in the global capital markets. The company's available short-term lines of credit have not materially changed since December 31, 2001. The company also estimates that its uncommitted lines of credit total approximately $250 million.

An additional letter of credit of $297 million at September 30, 2002, relates to the potential acquisition by 3M of the 43 percent minority interest in 3M Inter-Unitek GmbH from former shareholders of ESPE Dental AG. As discussed in the 2001 Annual Report on Form 10-K, 3M entered into put/call option agreements with former shareholders of ESPE Dental AG. In October 2002, 3M received written advice from the former ESPE shareholders regarding their intention to exercise the put option in December 2002. Under the put agreements, 3M would be required to purchase the remaining 43 percent minority interest for cash of approximately $300 million.

Net cash provided by operating activities totaled $1.993 billion in the first nine months of the year, down $267 million from the same period last year. Cash flow from operating activities can fluctuate significantly from quarter to quarter. Pension funding decisions, tax timing differences and other impacts can significantly impact cash flows. As discussed in more detail later, 3M made a $789 million tax deductible contribution to its United States pension plan in the third quarter of 2002. This resulted in an increase of $789 million in prepaid pension benefits within "Other assets" and an increase of approximately $300 million related to the deferred income tax balance included within "Other liabilities". In the Consolidated Statement of Cash Flows, the deferred income tax change is shown as part of "Deferred income tax assets and liabilities" within the operating activities section. Restructuring-related cash payments totaled $298 million in the first nine months of 2002, compared with cash payments of $97 million in the first nine months of 2001.

3M's pension plan assets have declined due to recent equity market weakness while pension liabilities and benefit payments have continued to grow. 3M currently anticipates that pension plan assets will be below 3M's accumulated benefit obligation (ABO) at its most recent measurement dates for its plans. Accounting rules require that, if ABO exceeds the fair value of pension plan assets, the employer must recognize a liability that is at least equal to the unfunded ABO. In the fourth quarter of 2002, 3M anticipates recording a minimum pension liability adjustment within other comprehensive income of approximately $1 billion (net of tax). Other comprehensive income is a term that captures certain items excluded from net income, such as changes in cumulative translation, unrealized gains or losses related to debt and equity securities, as well as additional pension liabilities not yet recognized in the Consolidated Statement of Income as part of net pension cost. Other balance sheet accounts impacted by this would include deferred taxes, a reduction in the unfunded pension assets, and
an increase in pension liabilities.   This anticipated fourth quarter
impact is a result of recent declines in 3M's pension plan trust assets which are invested in the equity markets, benefit payments from plan assets, and the growth in 3M's pension liabilities due in part to declining interest rates which reduced the discount rate. The exact amount will not be known until the company finalizes its worldwide pension plan actuarial analysis. 3M has embarked on a contribution strategy to fully fund its pension plans on an ABO basis within three to five years, so the company expects a reversal of this equity adjustment within that same time period.

Due to Internal Revenue Service regulations, 3M could not fully fund its United States pension liability on a tax-deductible basis in 2002. 3M contributed $789 million in the third quarter of 2002. 3M's pension measurement date for its United States employee benefit plans is September 30, so the size of this contribution was heavily impacted by continued market weakness. Future contributions will depend on market conditions. In looking at a number of different scenarios, 3M is confident its strong cash flow and balance sheet will allow it to fund future pension needs without compromising growth opportunities.

Most of the company's implant liabilities have been paid; accordingly, receipt of related insurance recoveries will increase future cash flows. For a more detailed discussion, including recent developments in implant insurance recovery litigation, refer to Part II, Item 1, Legal Proceedings, of this Quarterly Report on Form 10-Q. 3M's insurance recoveries, net of claims paid, related to the mammary implant matter resulted in $41 million of net cash inflows in the first nine months of 2002, compared with $28 million of net cash inflows in the same period of 2001.

Cash used in investing activities totaled $566 million in the first nine months of the year, compared with $906 million in the same period last year. Capital expenditures for the first nine months of 2002 were $530 million, a decrease of $236 million from the same period last year. Capital expenditures are expected to total approximately $800 million for total year 2002. Cash used for acquisitions of businesses totaled $88 million in the first nine months of 2002, compared with $208 million in the same period last year. In 2002, 3M purchased six small businesses with $88 million in cash and $35 million in shares of 3M common stock (non-cash transaction). In the first nine months of 2001, cash used for business combinations principally related to MicroTouch Systems Inc.

The company is actively considering additional acquisitions. On November 12, 2002, 3M announced that it had entered into a definitive agreement to acquire the stock of Corning Precision Lens Inc., a wholly owned subsidiary of Corning Incorporated. Corning Precision Lens is the largest worldwide manufacturer of lens systems for rear projection televisions. The transaction has been approved by the board of directors of both companies and is subject to customary closing conditions and regulatory approvals. The transaction is expected to close by the end of 2002. Upon completion of the transaction, Corning Precision Lens will become a subsidiary of 3M's Optical Systems Division, which is in 3M's Transportation, Graphics and Safety Markets segment. The 3M Optical Systems Division has grown from about $300 million in 1999 to an estimated $800 million in 2002, due to a combination of strong organic growth and acquisitions in the touch screen area.

Employing approximately 1,500 people, Corning Precision Lens currently supplies customers globally from its headquarters in Cincinnati, Ohio. Sales for total year 2002 are expected to be $260 million. The gross purchase price of this business is approximately $850 million in cash. This acquisition qualifies for a joint election tax benefit under Section 338(h)(10), which allows goodwill to be fully deductible for tax purposes over a period of 15 years. The net present value of the tax benefit, largely related to goodwill, is approximately $170 million. The purchase is expected to contribute approximately 7 cents to 3M earnings per share in 2003 after one-time acquisition and transition costs.

The company expects to finance the Corning Precision Lens acquisition through a combination of operating cash flows and other financing. Other expected fourth quarter events (discussed earlier) that may impact the debt to capital ratio include the expected purchase by 3M of the remaining 43 percent minority interest in ESPE for cash of approximately $300 million, and the minimum pension liability adjustment within other comprehensive income of approximately $1 billion. For these reasons, over the next quarter or two, 3M's debt to capital ratio may increase to 37 or 38 percent. The debt to capital ratio is expected to return to the traditional 30 to 35 percent range shortly thereafter.

Financing activities in the first nine months of 2002 for both short-term and long-term debt included net cash inflows of $18 million, compared with net cash inflows of $283 million in the same period last year. The decrease in net short-term debt of $25 million includes the portion of short-term debt with original maturities of 3 months or less. Repayment of other debt of $482 million includes $454 million of commercial paper having original maturities greater than 3 months. Proceeds from other debt of $525 million includes $126 million of commercial paper having original maturities greater than 3 months.

Treasury stock repurchases for the first nine months of 2002 totaled $813 million, compared with $1.112 billion in the same period last year. The company repurchased about 6.9 million shares of common stock in the first nine months of 2002, compared with about 10.1 million shares in the same period last year. In November 2001, the Board of Directors authorized the repurchase of up to $2.5 billion of the company's stock between January 1,
2002, and December 31, 2003.   As of September 30, 2002, about $1.7
billion remains available for repurchases. Stock repurchases are made to support the company's Management Stock Ownership Program, its General Employees' Stock Purchase Plan and for other corporate purposes.

A reduction in weighted-average diluted shares outstanding (including the effects of repurchases, issuances and dilution) resulted in a benefit of 1 cent per diluted share in the third quarter of 2002, and 5 cents per diluted share for the first nine months of 2002, compared with the same periods last year.

Cash dividends paid to shareholders totaled $725 million in the first nine months of this year, compared with $713 million in the same period last year. In February 2002, the quarterly dividend was increased to 62 cents per share from 60 cents per share.

2002 MANAGEMENT STOCK OWNERSHIP PROGRAM
The 3M 2002 Management Stock Ownership Program was approved by shareholders on May 14, 2002. The plan has 22.7 million shares of common stock available to be issued or delivered as a result of options, restricted stock or other stock awards granted during the term of the 2002 Program, or made subject to stock appreciation rights granted during the term of the 2002 Program. The term of the 2002 Program expires on May 14, 2005. The annual stock options granted on May 14, 2002, totaled approximately 6.2 million. The company currently estimates that the impact on pro forma diluted earnings per share in 2002 will be similar to that experienced in 2001.

THE EURO CONVERSION
There have been no significant new developments relating to the euro conversion since year-end 2001. Refer to the 2001 Annual Report on Form 10-K for a complete discussion of the euro conversion.

FUTURE OUTLOOK
The company sees no material change in the economic outlook and, consequently, remains cautious about business conditions in the fourth quarter of 2002 and also for 2003. 3M's operating plans are focused on delivering results in what appears to be a continued difficult economic environment. The company will continue to press ahead with its five corporate initiatives (Six Sigma, Global Sourcing Effectiveness, 3M Acceleration, Indirect Cost Reduction and eProductivity) aimed at accelerating long-term top-line growth, improving cash efficiency and lowering its total cost structure. Once the global economy begins to improve, the company expects to be well-positioned to leverage its strong, diverse and global business portfolio into solid and sustainable earnings growth.

The company expects year 2002 reported earnings to be within a range of $4.95 to $5.00 per diluted share. This expectation includes a negative impact of 27 cents per diluted share related to non-recurring items.
This range assumes a positive 12 cent impact due to cessation of goodwill amortization and other indefinite-lived intangible asset amortization in accordance with the adoption of a recent accounting standard. Raw material costs were down an estimated 3 percent in the first nine months of 2002, and 3M also expects some improvement for the remainder of 2002, due both to 3M's continued global sourcing initiatives and cost-reduction efforts. The company expects a tax rate in the 32.5 percent range for the remainder of 2002. Reported earnings for the fourth quarter of 2002 are expected to be within a range of $1.25 to $1.30 per diluted share.

As discussed previously, the company is cautious about business conditions in 2003, especially in the United States, Europe and Latin America. The company expects higher pension expense in 2003. The amount of the increase is dependent on how the markets perform, interest rate changes, foreign currency exchange rate changes, and the amounts of any 3M contributions to its international pension plans. In addition, wage inflation and health care cost increases will create challenges. 3M will continue to focus on its initiatives (such as 3M Acceleration to help drive sales), its large international presence, acquisitions, and other programs.

In the second quarter of 2001, the company announced a restructuring plan, which is discussed in the company's 2001 Annual Report on Form 10-K.
Under the restructuring plan, the company eliminated about 3,000 positions during the first nine months of 2002, and since inception has eliminated about 6,500 positions. These positions represent a wide range of functions throughout the company. Once all final actions have been completed, the company expects to have eliminated approximately 6,900 positions. The remaining 400 positions represent employees who are expected to leave the company in the fourth quarter of 2002 under the restructuring plan. These employees were included in the plan management approved, and severance benefits have been communicated to them. Cash payments related to the restructuring for the fourth quarter of 2002 and year 2003 are expected to total less than $100 million.

Selected information related to the charges follows.

                             Employee
                            Severance
                                  and    Accelerated
(Millions)                   Benefits   Depreciation    Other    Total
                             --------   ------------   -------  -------
Charges
    Year 2001                    $472           $ 80      $17     $569
    First quarter 2002             24             26        4       54
    Second quarter 2002            87             21       40      148
                                 -----          -----    -----    -----
      Total charges              $583           $127      $61     $771
                                 =====          =====    =====    =====
Restructuring liability

  Current liability at
    December 31, 2001            $185                     $13     $198

  First nine months 2002 activity
    Charges                       111             47       44      202
    Reclassification from
      long-term portion
      of liability                 47                       -       47
    Non-cash and long-term
      portion of liability        (35)           (47)       -      (82)
    Cash payments                (275)                    (23)    (298)
                                 -----                   -----    -----
  Current liability as of
    September 30, 2002           $ 33                     $34     $ 67
                                 =====                   =====    =====

Related to this restructuring plan, the company estimates it saved $80 million in the second half of 2001, and $235 million on an incremental basis in the first nine months of 2002. The company expects the incremental impact for the year 2002 to be around $300 million. Upon completion of all actions, it is estimated that the restructuring plan will have generated approximately $500 million in annualized savings. The vast majority of the savings will be reduced employee costs. The 2001 savings were most prominent in SG&A, with cost of sales benefits occurring in late 2001 and into 2002. Numerous factors may create offsets to these savings, such as the potential for continued weakness in sales volumes, normal increases in compensation and benefits, and other inflationary factors.

The company is increasingly striving to move costs outside the United States to more closely match its operations and supply chains to its customers. This also offers 3M protection from currency fluctuations. The company increased the amount and duration of its foreign currency hedges throughout 2001 to help dampen year-over-year effects and to improve the predictability of future earnings. The company policy is to hedge an estimated 50 percent of its annual income statement foreign currency risk. The company may deviate from this 50 percent target based on uncertainty of future exposures or market conditions. However, this hedging program will not make 3M immune to currency impacts.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the context of Item 3, market risk refers to the risk of loss arising from adverse changes in financial and derivative instrument market rates and prices, such as fluctuations in interest rates and foreign-currency exchange rates. For discussion of sensitivity analysis related to these types of market risks refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended December 31, 2001. The company believes that there have been no material changes in these market risks since year-end 2001.

ITEM 4.  CONTROLS AND PROCEDURES

a. Within the 90 days prior to the filing date of this quarterly report, the company carried out an evaluation, under the supervision and with the participation of the company's management, including the company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures are effective in timely alerting them to material information relating to the company (including its consolidated subsidiaries) required to be included in the company's periodic SEC filings.

b. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out this evaluation.

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

While the company believes that a material adverse impact on its consolidated financial position, results of operations, or cash flows from any such future charges is unlikely, given the inherent uncertainty of litigation, a remote possibility exists that a future adverse ruling or unfavorable development could result in future charges that could have a material adverse impact on the company. Given the uncertainty of litigation and in making future projections, the company has and will continue to periodically reexamine its estimates of probable liabilities and associated expenses and make appropriate adjustments to such estimates based on experience and developments in the litigation. As a result, the current estimates of the potential impact on the company's consolidated financial position, results of operations and cash flows for the proceedings and claims described in "Legal Proceedings" could change in the future.

Breast Implant Litigation
--------------------------
The company and certain other companies have been named as defendants in a number of claims and lawsuits alleging damages for personal injuries of various types resulting from breast implants formerly manufactured by the company or a related company. The vast majority of claims against the company have been resolved. Claims against the company registered in the revised class action settlement program approved by the United States District Court for the Northern District of Alabama (the "Revised Settlement Program") have been or will be resolved through the Revised Settlement Program. The company has confirmed that approximately 7 remaining claimants who have opted out of the Revised Settlement Program have 3M implants. Most of the claimants in these confirmed cases have alleged an unspecified amount of damages above the jurisdictional limit of the courts in which the cases were filed. The company does not consider its remaining probable liability for these confirmed cases to be material.

The company's insurers providing occurrence-based coverage initiated a declaratory judgment action in Ramsey County Minnesota against the company seeking adjudication of certain coverage and allocation issues. The jury trial phase of this action finished on February 24, 2000. The jury returned a verdict favorable to the company by rejecting all of the insurers' remaining defenses to coverage for breast implant liabilities and costs.

The court's rulings in post verdict motions are considered to be generally favorable to the company. The court awarded the company prejudgment interest on amounts owing by insurers, including a portion of the company's reasonable attorney fees in connection with the insurance coverage litigation. Exact amounts cannot yet be determined. The court filed the judgment on April 16, 2001, and entered judgment on May 16, 2001, thus substantially concluding this matter in the trial court. The company and several insurers appealed the judgment to the Minnesota Court of Appeals. Oral argument on the appeal was heard on July 3, 2002. On September 24, 2002, the Minnesota Court of Appeals affirmed in part and reversed in part the trial court's judgment. The Court of Appeals confirmed coverage but allocated the coverage so as to reduce a substantial portion of the amounts for losses and defense costs owing by insurers as reflected in the trial court judgment. The Court of Appeals also reversed the company's award of attorneys' fees referenced above. The company filed a Petition for Review with the Minnesota
Supreme Court. The company believes that the Petition for Review should be granted and that the trial court judgment should be sustained on appeal. If the Minnesota Supreme Court does not accept the Petition for Review, the company could be effectively deprived of significant and potentially material insurance coverage for breast implant claims.

The company also initiated an arbitration proceeding in London, England, to recover insurance coverage for breast implant liability and costs from claims-made insurance carriers which represents another portion of the company's potential recovery that is being contested. The arbitration hearing is currently scheduled for January 2003.

As of September 30, 2002, the company had receivables for insurance recoveries related to the breast implant matter of $354 million, representing settled but yet to be received amounts ($31 million), as well as amounts contested by the insurance carriers ($323 million). During the third quarter of 2002, the company received payments of $17 million from its occurrence carriers. Various factors could affect the timing and amount of proceeds to be received under the company's various insurance policies, including (i) the timing of payments made in settlement of claims; (ii) the outcome of occurrence insurance litigation in the courts of Minnesota (as discussed above); (iii) the outcome of the arbitration with claims-made insurers; (iv) delays in payment by insurers; and (v) the extent to which insurers may become insolvent in the future. There can be no absolute assurance that the company will collect all amounts recorded as being probable of recovery from its insurers.

Respirator/Mask/Asbestos Litigation
-----------------------------------
For more than twenty years, the company has successfully defended and resolved the claims of over 200,000 individual claimants alleging injuries from occupational dust exposures. The vast majority of the lawsuits and claims resolved by the company alleged use of some of the company's mask and respirator products and sought damages from the company and other defendants for alleged personal injury from work place exposures to asbestos or, less frequently, silica and other occupational dust, found in products manufactured by other defendants. The remaining lawsuits and claims generally alleged personal injury from occupational exposure to asbestos from unspecified products claimed to have been manufactured by the company or other defendants and/or from specialty products containing asbestos manufactured by the company and/or other defendants many years ago.

The company's vigorous defense of this litigation has resulted in: (i) jury verdicts for the company in two of three cases tried to verdict;
(ii) frequent dismissals of lawsuits without any payment by the company; and (iii) an average settlement value of less than $1,000 per case for all of the claims and lawsuits that the company has resolved. In many of these lawsuits and claims, the company is named as a defendant with multiple co-defendants where no product the company manufactured is involved or where the company is ultimately determined not to have manufactured the products the plaintiffs identified.

In October 2001, the company defended a case in the Circuit Court of Holmes County, Mississippi, against plaintiffs claiming that a 3M respirator and mask did not protect them against contracting certain asbestos-related diseases allegedly caused by exposure to asbestos-containing products manufactured by other defendants. The case against the company initially involved six plaintiffs whose claims were consolidated for trial. The court dismissed one plaintiff's case just before trial, and a second plaintiff abandoned his case before it was submitted to the jury. On October 26, 2001 the jury returned verdicts against all defendants in favor of the plaintiffs, four of whom had claims against the company. The jury awarded the plaintiffs $25 million each in compensatory damages. The jury denied plaintiffs' request for punitive damages. Based on the jury's findings of percentage of fault attributable to each defendant, the company's share of the total of the four verdicts against it is $22.5 million. The company can provide no assurance at this time about the ability of the other two co-defendants to pay their respective shares of any ultimate judgment or whether a co-defendant's inability to pay will cause a reallocation of the liability for damages among the remaining solvent defendants under state law. One of the co-defendants, ACandS, has filed for Chapter 11 bankruptcy protection. Judgment was entered on January 30, 2002. Oral argument on the post-trial motions occurred on May 23, 2002. The trial court denied the company's post-trial motions in a decision on August 21, 2002, and the company has filed a notice of appeal with the Mississippi Supreme Court. Because the company will vigorously challenge the judgment through the appellate process, and believes that the judgment ultimately will be overturned, no liability has been recorded related to this matter as of September 30, 2002. If any damages are ultimately assessed against the company, a substantial portion of such damages would be covered by the company's product liability insurance.

As of September 30, 2002, the company is a named defendant, with multiple co-defendants, in numerous lawsuits and claims in various courts that purport to represent approximately 43,000 individual claimants. The majority of these current claimants allege use of some of the company's mask and respirator products. Others have made non-specific claims against a number of defendants and have identified specific products manufactured by the company. The company settled an unusually large number of pending claims during the third quarter of 2002 and thus had a substantial reduction in the number of open claimants - from approximately 74,700 claimants at the end of the second quarter of 2002 to approximately 43,000 current claimants.

The company periodically reexamines its estimate of probable liabilities and associated expenses and makes appropriate adjustments to such estimates based on experience and developments in the litigation.
Because of the substantial number of settlements that occurred in the third quarter of 2002, the company increased its accrued liabilities by $67 million (with an offsetting increase in the probable amount of insurance recoveries) for the following reasons: (i) the company settled more claims during the third quarter than in any previous quarter with some of the claims involving allegations of more serious injury, which were settled at more than previously estimated amounts, but consistent with historical values paid by the company to settle such claims; (ii) a substantial increase in defense spending in the first nine months of 2002 and especially the third quarter of 2002 was necessary and contributed to the increase in settled claims in the quarter. The company anticipates significant defense spending over the near term as the company continues to aggressively manage this litigation. These increased legal costs (incurred and expected in the future) amount to nearly one-half of the increase in the estimated accrued liability. The company continues to resolve significant numbers of cases at amounts consistent with historical averages. As a result, the company has not changed its estimate of the amount to cover the per- claim cost of resolving probable future claims.

As of September 30, 2002, the company had estimated accrued liabilities of approximately $178 million for respirator/mask asbestos related claims. This amount represents the company's best estimate of the amount to cover the cost and expense of resolving recently settled, current and probable future respirator/mask asbestos related claims. The company also had receivables for expected insurance recoveries of approximately $263 million. The difference between the accrued liability and insurance receivable represents the time delay between payment of claims and receipt of insurance reimbursements. Because of the lag time between settlement and payment of a claim, no meaningful conclusions may be drawn from quarterly changes in the amount of receivables for expected insurance recoveries and the quarterly changes in the number of claimants at the end of each quarter.

The company's current estimate of its probable liabilities and associated expenses for respirator/mask/asbestos litigation is based on facts and circumstances existing at this time and reasonably anticipated trends. New developments may occur that could affect the company's estimate of probable liabilities and associated expenses. These developments include, but are not limited to, (i) significant changes in the number of future claims, (ii) significant changes in the average cost of resolving claims, (iii) significant changes in the legal costs of defending these claims and in maintaining trial readiness, (iv) changes in the nature of claims received, (v) changes in the law and procedure applicable to these claims, or (vi) financial viability of other co-defendants and insurers, and (vii) other unknown variables. The company cannot determine the impact of these potential developments on the current estimate of its probable liabilities and associated expenses.

Based on the company's experience in defending and resolving these lawsuits and claims to date and the substantial product liability insurance provided by the company's insurers, the company believes these lawsuits and claims will not have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

Environmental Matters
----------------------
The company's operations are subject to environmental laws and regulations enforceable by foreign, federal, state and local authorities, and private parties in the United States and abroad, including those pertaining to air emissions, wastewater discharges, toxic substances, and the handling and disposal of solid and hazardous wastes. These laws and regulations provide, under certain circumstances, a basis for the remediation of contamination, as well as personal injury and property damage claims. The company has incurred, and will continue to incur, costs and capital expenditures in complying with these laws and regulations, defending potential personal injury and property damage claims, and modifying its business operations in light of its environmental responsibilities. In its effort to satisfy its environmental responsibilities and comply with environmental laws and regulations, the company has established, and periodically updates, policies relating to environmental standards of performance for its operations worldwide.

Under certain environmental laws, including the United States Comprehensive Environmental Response, Compensation and Liability Act of 1980 and similar state laws, the company may be jointly and severally liable for the costs of environmental contamination at current or former facilities and at off-site locations. The company has identified numerous locations, most of which are in the United States, at which it may have some liability. Amounts expensed for environmental remediation activities were not material at these locations, nor have there been material changes in the recorded liabilities for environmental matters.

The State of New York Department of Environmental Conservation has issued a proposed penalty and consent agreement for $212,000 for alleged violations of the New York air emissions regulations. The company plans to meet with the agency to discuss the penalty and corrective actions proposed by the company.

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

          (12) A statement setting forth the calculation of the ratio of earnings to fixed charges. Page 55.

          (15) A letter from the company's independent accountants regarding unaudited interim consolidated financial statements. Page 56.

Reports on Form 8-K:

3M filed one Form 8-K for the quarter ended September 30, 2002.

The Form 8-K dated August 12, 2002, indicated both the principal executive officer, W. James McNerney, Jr., and principal financial officer, Patrick
D. Campbell, of 3M Company submitted sworn statements to the Securities and Exchange Commission relating to Exchange Act Filings pursuant to Commission Order No. 4-460.

None of the other item requirements of Part II of Quarterly Reports on Form 10-Q are applicable to the company for the quarter ended September 30, 2002.

                               SIGNATURE PAGE
             for Form 10-Q for quarter ended September 30, 2002
             ---------------------------------------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         3M COMPANY
                          ------------------------------------------
                                         (Registrant)



Date:        November 12, 2002
      ------------------------------

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

Sarbanes-Oxley Section 302 Certification

I, W. James McNerney, Jr., certify that:
1. I have reviewed this quarterly report on Form 10-Q of 3M Company;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 12, 2002

/s/ W. James McNerney, Jr.
---------------------------
W. James McNerney, Jr.
Chief Executive Officer

Sarbanes-Oxley Section 302 Certification

I, Patrick D. Campbell, certify that:
1. I have reviewed this quarterly report on Form 10-Q of 3M Company;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002


/s/ Patrick D. Campbell
------------------------
Patrick D. Campbell
Chief Financial Officer

Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

In connection with the Quarterly Report of 3M Company (the "Company") on Form 10-Q for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I,
W. James McNerney, Jr., Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:
(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ W. James McNerney, Jr.
---------------------------
W. James McNerney, Jr.
Chief Executive Officer

November 12, 2002

Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

In connection with the Quarterly Report of 3M Company (the "Company") on Form 10-Q for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Patrick D. Campbell, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:
(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Patrick D. Campbell
------------------------
Patrick D. Campbell
Chief Financial Officer

November 12, 2002