Form 10-K
period 2002-12-31
3M CO
filed 2003-03-10
CIK 66740

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                  FORM 10-K

         [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                      For the year ended December 31, 2002

                         Commission file number 1-3285

                                  3M COMPANY

                        State of Incorporation: Delaware
                 I.R.S. Employer Identification No. 41-0417775
            Executive offices: 3M Center, St. Paul, Minnesota 55144
                       Telephone number: (651) 733-1110

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                                   Name of each exchange
     Title of each class                            on which registered
     --------------------------                    ---------------------
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

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

    Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Act).   Yes  X  .  No       .

    The aggregate market value of voting stock held by nonaffiliates of the registrant, based on the closing price of $124.55 per share as reported on the New York Stock Exchange-Composite Index was $48.6 billion on January 31, 2003 ($48.0 billion at June 30, 2002, based on the closing price of $123.00).

    Shares of common stock outstanding at January 31, 2003:  389,978,865.

                      DOCUMENTS INCORPORATED BY REFERENCE
    Parts of the company's definitive proxy statement for its annual meeting to be held on May 13, 2003, are incorporated by reference in this Form 10-K in response to Part III, Items 10, 11, 12 and 13.

            This document (excluding exhibits) contains 79 pages.
               The table of contents is set forth on page 2.
                   The exhibit index begins on page 75.

                                3M COMPANY
                        ANNUAL REPORT ON FORM 10K
                            TABLE OF CONTENTS

                                                                         PAGE
PART I
        ITEM  1 -- Business ---------------------------------------------  3

        ITEM  2 -- Properties -------------------------------------------  8

        ITEM  3 -- Legal Proceedings ------------------------------------  9

        ITEM  4 -- Submission of Matters to a Vote of Security Holders -- 14
PART II
        ITEM  5 -- Market Price of Stock and Related Matters ------------ 15

        ITEM  6 -- Selected Financial Data ------------------------------ 15

        ITEM  7 -- Management's Discussion and Analysis ----------------- 16

        ITEM 7A -- Quantitative and Qualitative Disclosures About
                   Market Risk ------------------------------------------ 37

        ITEM  8 -- Financial Statements and Supplementary Data ---------- 38

                   Index to Financial Statements ------------------------ 38

        ITEM  9 -- Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure ------------------ 73

PART III
        ITEM 10 -- Directors and Executive Officers of the Registrant --- 73

        ITEM 11 -- Executive Compensation ------------------------------- 74

        ITEM 12 -- Security Ownership of Certain Beneficial Owners
                   and Management --------------------------------------- 74

        ITEM 13 -- Certain Relationships and Related Transactions ------- 74

        ITEM 14 -- Controls and Procedures ------------------------------ 74

PART IV
        ITEM 15 -- Exhibits, Financial Statement Schedules, and Reports
                   on Form 8-K ------------------------------------------ 75

                   Index to Exhibits ------------------------------------ 75


                                    3M COMPANY
                                     FORM 10-K
                         For the Year Ended December 31, 2002
                                       PART I

ITEM 1. BUSINESS.

3M Company, formerly known as Minnesota Mining and Manufacturing Company, was incorporated in 1929 under the laws of the State of Delaware to continue operations, begun in 1902. The Board of "Minnesota Mining and Manufacturing Company" approved changing the company's name effective April 8, 2002, to "3M Company." The MMM ticker symbol remained the same. As used herein, the term "3M" or "company" includes 3M Company and its subsidiaries unless the context otherwise indicates.

The company files annual reports, quarterly reports, proxy statements, and other documents with the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934 (Exchange Act). The public may read and copy any materials that the company files with the SEC at the SEC's Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including the company, that file electronically with the SEC. The public can obtain any documents that the company files with the SEC at http://www.sec.gov.

The corporation also makes available free of charge through its Internet website (http://investor.3M.com) the company's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after the company electronically files such material with, or furnishes it to, the SEC.

GENERAL
3M is a diversified global company with a market presence in health care, safety, electronics, telecommunications, industrial, consumer and office, and other markets. 3M is an integrated enterprise characterized by substantial intercompany cooperation in research, manufacturing and marketing of products. 3M's business has developed from its research and technology in coating and bonding for coated abrasives, the company's original product. Coating and bonding is the process of applying one material to another, such as abrasive granules to paper or cloth (coated abrasives), adhesives to a backing (pressure-sensitive tapes), ceramic coating to granular mineral (roofing granules), glass beads to plastic backing (reflective sheeting), and low-tack adhesives to paper (repositionable notes).

3M is among the leading manufacturers of products for many of the markets it serves. In all cases, 3M products are subject to direct or indirect competition. Most 3M products involve expertise in product development, manufacturing and marketing, and are subject to competition from products manufactured and sold by other technically oriented companies.

At December 31, 2002, the company employed 68,774 people.

DISTRIBUTION
3M products are sold through numerous distribution channels. Products are sold directly to users and through numerous wholesalers, retailers, jobbers, distributors and dealers in a wide variety of trades in many countries around the world. Management believes that the confidence of wholesalers, retailers, jobbers, distributors and dealers in 3M and its products, developed through long association with skilled marketing and sales representatives, has contributed significantly to 3M's position in the marketplace and to its growth. 3M has 214 sales offices worldwide, including 18 sales offices in the United States and 196 sales offices internationally.

RESEARCH, PATENTS AND RAW MATERIALS
Research and product development constitute an important part of 3M's activities. Products resulting from research and development have been a major driver of 3M's growth. Research, development and related expenses totaled $1.070 billion, $1.084 billion and $1.101 billion in 2002, 2001 and 2000, respectively. Research and development, covering basic scientific research and the application of scientific advances to the development of new and improved products and their uses, totaled $738 million, $745 million and $727 million in 2002, 2001 and 2000, respectively. Related expenses primarily include technical support provided by the laboratories for existing products.

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

The company experienced no significant or unusual problems in the purchase of raw materials during 2002. It is impossible to predict future shortages of raw materials or the impact any such shortages would have.

ENVIRONMENTAL LAW COMPLIANCE
Most of 3M's manufacturing operations are affected by federal, state and local environmental laws. 3M has made, and plans to continue making necessary expenditures for compliance with applicable laws. 3M is also involved in remediation actions relating to environmental matters from past operations at certain sites (refer to Part I, Item 3, Legal Proceedings).

Environmental expenditures relating to existing conditions caused by past operations that do not contribute to current or future revenues are expensed. Liabilities for remediation costs are recorded on an undiscounted basis when they are probable and reasonably estimable, generally no later than the completion of feasibility studies or the company's commitment to a plan of action. Environmental expenditures for capital projects that contribute to current or future operations generally are capitalized and depreciated over their estimated useful lives.

In 2002, 3M expended about $21 million for capital projects related to the environment. The comparable amount in 2001 was about $7 million. These amounts exclude expenditures for remediation actions relating to existing matters caused by past operations. Capital expenditures for environmental purposes have included pollution control devices--such as wastewater treatment plants, groundwater monitoring devices, air strippers or separators, and thermal oxidizers -- at new and existing facilities constructed or upgraded in the normal course of business. Consistent with policies stressing environmental responsibility, average annual capital expenditures (other than for remediation projects) are presently expected to be about $70 million over the next two years for new or expanded programs to build facilities or modify manufacturing processes to minimize waste and reduce emissions.

While we cannot predict with certainty the future costs of such clean-up activities, capital expenditures or operating costs for environmental compliance, we do not believe they will have a material effect on our capital expenditures, earnings or competitive position.

BUSINESS SEGMENTS
Financial information and other disclosures relating to 3M's business segments and operations in certain geographic areas are provided in the Notes to Consolidated Financial Statements. 3M's six business segments bring together common or related 3M technologies, enhancing the development of innovative products and services and providing for efficient sharing of business resources. These segments have worldwide responsibility for virtually all 3M product lines. Certain small businesses and staff-sponsored products, as well as various corporate assets and unallocated corporate expenses, are not assigned to the business segments.

Transportation, Graphics and Safety Markets: This segment provides reflective sheeting, high-performance graphics, respirators, automotive components, security products and optical films.

In transportation safety, 3M provides reflective sheetings used on highway signs, vehicle license plates, construction workzone devices, trucks and other vehicles. Major commercial graphic products include equipment, films, inks and related products used to produce graphics for vehicles and signs. The company also sells maintenance-free and reusable respirators. Major automotive products include insulation components for catalytic converters; functional and decorative graphics; corrosion-resistant and abrasion-resistant films; tapes for attaching nameplates, trim and moldings; and fasteners for attaching interior panels and carpeting. Safety and security products include reflective materials that are widely used on apparel, footwear and accessories, enhancing visibility in low-light situations. Optical products include brightness enhancement films for electronic displays. Other products include spill-control sorbents, Thinsulate brand Insulation and Thinsulate brand Lite Loft brand Insulation, traffic control devices, electronic surveillance products, and films that protect against counterfeiting. In 2000 and early 2001, 3M acquired two touch screen companies, which added product offerings to the Optical
Systems product line.   In December 2002, 3M completed its acquisition of
Corning Precision Lens, Inc., a manufacturer of lens systems for projection televisions. This acquisition also will be part of the Optical Systems product line.

Health Care Markets: Major product categories include medical and surgical supplies, infection prevention, microbiology, health information systems, pharmaceuticals, drug delivery systems, dental and orthodontic products, and mechanical and tape closures for disposable diapers.

In the medical and surgical area, 3M is a supplier of medical tapes, dressings and wound closures. In infection prevention, 3M markets a variety of surgical drapes, masks and preps, as well as sterilization assurance equipment. 3M also provides microbiology products, which make it faster and easier for food processors to test the microbiological quality of food. In health information systems, 3M develops and markets computer software for hospital coding and data classification, as well as related consulting services. The health care segment also provides other medical products, including orthopedic casting materials, electrodes and stethoscopes.

This segment also serves the pharmaceutical and dental markets, as well as manufacturers of disposable diapers. Pharmaceutical products include immune response modifiers, and respiratory and women's health products. Other products include drug-delivery systems, such as metered-dose inhalers, transdermal skin patches and related components. Dental products include restoratives, adhesives, finishing and polishing products, crowns, impression material, preventive sealants, professional tooth whiteners, prophylaxis and orthodontic appliances. Other products include tape closures for disposable diapers, and reclosable fastening systems and other diaper components that help diapers fit better. In early 2001, 3M combined its German dental business with ESPE Dental AG, a leading German supplier of crowns, bridges and other dental products, and in December 2002, 3M purchased the remaining 43 percent minority interest of these operations.

Industrial Markets: Industrial products include a wide variety of coated and nonwoven abrasives, adhesives, pressure-sensitive tape, and specialty products.

Major product lines include vinyl, polyester, foil and specialty industrial tapes and adhesives; Scotch brand Masking Tape, Scotch brand Filament and Packaging Tape; packaging equipment; 3M brand VHB brand Bonding Tapes; conductive, low surface energy, hot melt, spray and structural adhesives; reclosable fasteners; label materials for durable goods; coated, nonwoven and microstructured surface finishing and grinding abrasives; and products for maintaining and repairing vehicles, boats, airplanes and other vehicles.

Consumer and Office Markets: Major consumer and office products include Scotch brand tapes; Post-it brand Note products, such as Post-it brand flags, Post-it brand memo pads, Post-it brand labels, and Post-it brand Pop-up notes and dispensers; home care products, including Scotch-Brite brand Scour Pad, Scotch-Brite brand Scrub Sponge, Scotch-Brite brand Microfiber Cloth products, and O-Cel-O brand Sponges and Scotchgard brand Fabric Protectors; energy control products; nonwoven abrasive materials for floor maintenance and commercial cleaning; floor matting; and home improvement products, including surface-preparation and wood-finishing materials, and Filtrete brand Filters for furnaces and air conditioners. Visual communication products serve the world's office and education markets with overhead projectors and transparency films, plus equipment and materials for electronic and multimedia presentations.

Electro and Communications Markets: This segment serves the electronics, telecommunications and electrical markets. Major electronic and electrical products include packaging and interconnection devices; insulating materials, including pressure-sensitive tapes and resins; and related items. These products are used extensively by manufacturers of electronic and electrical equipment, as well as in the construction and maintenance segments of electric utilities, telecommunications and other industries. 3M Microinterconnect Circuits utilize electronic packaging and interconnection technology, providing more connections in less space, and are used in inkjet print cartridges, cell phones and other electronic devices. This segment serves the world's telecommunications companies with a wide array of products for fiber-optic and copper-based telecommunications systems. These products include many innovative connecting, closure and splicing systems; maintenance products; and test equipment. In 2000, 3M acquired 91 percent (subsequently increased to 99 percent) of Quante AG, a telecommunications supplier. In the fourth quarter of 2000, 3M also acquired the multi-layer integrated circuit packaging line of W.L. Gore and Associates, and in early 2001 completed the acquisition of Robinson Nugent Inc., a manufacturer of electronic interconnects.

Specialty Material Markets: Major specialty materials include protective materials for furniture and fabrics; firefighting agents; fluoroelastomers for seals, tubes and gaskets in engines; engineering fluids; and high-performance fluids used in the manufacture of computer chips, and for electronic cooling and lubricating of computer hard disk drives. Other products include natural and color-coated mineral granules for asphalt shingles. In early 2003, 3M acquired 100 percent of the common shares of Solvay Fluoropolymers, with manufacturing facilities located in Decatur, Alabama.

In May 2000, 3M announced its intent to substantially phase-out production by the end of 2000 of the perfluorooctanyl chemistry used to produce certain repellents and surfactant products. These include many products previously sold under the Scotchgard brand, such as soil, oil and water repellent products for carpet, upholstery and fabrics; as well as other products including coatings used for oil and grease resistance on paper packaging; fire-fighting foams; and specialty compounds used in the manufacture of other products. The company has introduced alternatives for certain applications and industry segments, including carpet protection.

NEW BUSINESS SEGMENTS REPORTING EFFECTIVE JANUARY 1, 2003
In September 2002, 3M announced it would strategically realign its organization for faster growth and a closer focus on markets and customers. This realignment resulted in seven new reportable business segments compared to the current structure of six reportable business segments. These structural changes were driven by 3M's strategic planning process and represent an important step toward better access to its markets. Executive vice president appointments were effective October 1, 2002, but a three-month transition period was provided to realign the existing organization to the new structure. Internal management reporting for the new reportable business segments commenced January 1, 2003.

EXECUTIVE OFFICERS
Following is a list of the executive officers of 3M, their ages, present positions, the years elected to their present positions and other positions held during the past five years. No family relationships exist among any of the executive officers named, nor is there any arrangement or understanding pursuant to which any person was selected as an officer.

                                                  Year Elected
                                                    to Present
Name                    Age  Present Position         Position  Other Positions Held During 1998-2003
----------------------  ---  -----------------------  --------  --------------------------------------
W. James McNerney, Jr.   53  Chairman of the Board       2001   President and CEO, General Electric
                             and Chief Executive Officer          Aircraft Engines, Cincinnati, Ohio,
                                                                  1997-2000

Ronald R. Belschner      63  Vice President,             2000   Division Vice President, Industrial
                             Engineering, Manufacturing           Tape and Specialties Division,
                             and Logistics                        1995-2000

Robert J. Burgstahler    58  Senior Vice President,      2002   Vice President, Finance and
                             Business Development and             Administrative Services, 2000-2002
                             Corporate Services                 President and General Manager
                                                                  3M Canada, 1998-2000
                                                                Staff Vice President, Taxes, 1995-1998

Patrick D. Campbell      50  Senior Vice President       2002   Vice President, Finance, General
                             and Chief Financial                  Motors Europe, Zurich, Switzerland,
                             Officer                              2001-2002
                                                                Executive Director, Investor Relations
                                                                  and Worldwide Benchmarking, General
                                                                  Motors, Detroit, Michigan,
                                                                  2000-2001
                                                                Chief Financial Officer, General
                                                                  Motors International, Zurich,
                                                                  Switzerland, 1994-1999

Joseph A. Giordano       54  Executive Vice President,   2002   Vice President, Europe and Middle
                             International Operations             East, 2001
                                                                Vice President, Asia Pacific,
                                                                  1999-2001
                                                                Regional Vice President, South and
                                                                  Southeast Asia, 1999
                                                                Division Vice President, Electronic
                                                                  Products Division, 1995-1998

M. Kay Grenz             56  Vice President,             1998   Staff Vice President, Human Resources
                             Human Resources                      Consulting and Resource Services,
                                                                   1996-1998

Jay V. Ihlenfeld         51  Vice President,             2002   Executive Vice President, Sumitomo 3M
                             Research and Development             Limited, 2001-2002
                                                                Division Vice President, Performance
                                                                  Materials Division, 1999-2001
                                                                General Manager, Performance Materials
                                                                  Division, 1999

Steven J. Landwehr       55  Executive Vice President,   2002   Division Vice President, Automotive
                             Transportation Business              Aftermarket Division, 1999-2002
                                                                General Manager, Automotive Aftermarket
                                                                  Division, 1997-1999

Moe S. Nozari            60  Executive Vice President,   2002   Executive Vice President, Consumer and
                             Consumer and Office Business         Office Markets, 1999-2002
                                                                Group Vice President, Consumer and
                                                                  Office Markets Group, 1996-1999

Frederick J. Palensky    53  Executive Vice President,   2002   Executive Vice President, Specialty
                             Safety, Security and                 Material Markets and Corporate
                             Protection Services                  Services, 2001-2002
                             Business                           Vice President and General Manager
                                                                  3M ESPE, 2001
                                                                Division Vice President, Dental
                                                                  Products Division, 1997-2001

David W. Powell          61  Vice President, Marketing   1999   Division Vice President, Stationery
                                                                  and Office Supplies Division,
                                                                   1996-1999


                                                  Year Elected
                                                    to Present
Name                    Age   Present Position        Position  Other Positions Held During 1998-2003
----------------------  ---  -----------------------  --------  --------------------------------------
Charles Reich            60  Executive Vice President,   2002   Executive Vice President, Electro
                             Health Care Business                 and Communications Markets, 2001-2002
                                                                Executive Vice President, Specialty
                                                                  Material Markets and Corporate Services,
                                                                  1999-2001
                                                                Group Vice President, Specialty Material
                                                                  Markets Group, 1999
                                                                Group Vice President, Chemical Markets
                                                                  Group, 1998
                                                                Division Vice President, Occupational
                                                                  Health and Environmental Safety
                                                                  Division, 1997-1998

Brad T. Sauer           43  Executive Vice President,   2002    Executive Director Six Sigma, 2001-2002
                            Electro and Communications          Managing Director, 3M Korea Ltd.,
                            Business                              1999-2001
                                                                New Business Development Director,
                                                                  Commercial Graphics Division, 1999
                                                                General Manager, Medical Solutions
                                                                  Business, Imation Corp., 1997-1999

James B. Stake          50  Executive Vice President,   2002    Division Vice President, Industrial Tape
                            Display and Graphics                  and Specialties Division; and Vice
                            Business                              President, Marketing, Industrial
                                                                  Markets, 2002
                                                                Division Vice President, Industrial Tape
                                                                  and Specialties Division, 2000-2002
                                                                Division Vice President, Packaging
                                                                  Systems Division, 1999-2000
                                                                Managing Director, 3M Italy, 1998-1999
                                                                Managing Director, 3M Italy and Regional
                                                                  Managing Director, Southern Europe
                                                                  Region, 1996-1998

John J. Ursu            63  Senior Vice President       2003    Senior Vice President, Legal Affairs
                                                                  and General Counsel, 1997-2002

Harold J. Wiens         56  Executive Vice President,   2002    Executive Vice President, Industrial
                            Industrial Business                   Markets, 1999-2002
                                                                Executive Vice President, Industrial
                                                                  and Electro Markets, 1999
                                                                Executive Vice President, Industrial
                                                                  and Consumer Markets, 1998-1999

Richard F. Ziegler      53  Senior Vice President,      2003    Partner, Cleary, Gottlieb, Steen
                            Legal Affairs and                     and Hamilton, 1983-2002
                            General Counsel




ITEM 2. PROPERTIES.

3M's general offices, corporate research laboratories, and certain division laboratories are located in St. Paul, Minnesota. In the United States, 3M has 18 sales offices in 14 states and operates 59 manufacturing facilities in 24 states. Internationally, 3M has 196 sales offices. The company operates 79 manufacturing and converting facilities in 29 countries outside the United States.

3M owns substantially all of its physical properties. 3M's physical facilities are highly suitable for the purposes for which they were designed. Properties are often used by multiple business segments since 3M is an integrated enterprise characterized by substantial intersegment cooperation with allocations resulting from the shared utilization of assets.

TTEM 3. LEGAL PROCEEDINGS.

GENERAL
-------
The company and some of its subsidiaries are named defendants in a number of claims, lawsuits, and governmental proceedings. These include products liability claims and lawsuits involving products that the company now or formerly manufactured and sold, and environmental proceedings. Some claimants seek damages and other relief that, if granted, would require substantial expenditures.

Some of these lawsuits and proceedings raise difficult and complex factual and legal issues, and are subject to many uncertainties, such as the facts and circumstances of the particular lawsuit, the jurisdiction and forum in which the lawsuit is pending, and the applicable law. The company records liabilities in those instances where it can reasonably estimate the amount of the loss and where liability probably will arise. The company also records receivables for the probable amount of insurance that it expects to recover under the company's insurance program in those instances.

The company cannot always definitively determine possible liabilities that exceed recorded amounts related to the legal proceedings to which it is a party. There can be no certainty that the company may not ultimately incur charges, whether related to products liability, antitrust, or other litigation, environmental matters, or other actions, in excess of presently recorded liabilities. However, the company believes it unlikely, based upon the nature of the legal proceedings and its current knowledge of relevant facts and circumstances, that the possible liabilities exceeding recorded amounts would be material individually or in the aggregate to its consolidated financial position, results of operations or cash flows. With respect to products liability claims, such a conclusion about possible liabilities considers insurance coverage available for such liabilities.

While the company believes that a material adverse impact on its consolidated financial position, results of operations, or cash flows from any such future charges is unlikely, given the inherent uncertainty of litigation, a remote possibility exists that a future adverse ruling or unfavorable development could result in future charges that could have a material adverse impact on the company. Given the uncertainty of litigation and in making future projections, the company has and will continue to periodically reexamine its estimates of probable liabilities and any associated expenses and receivables and make appropriate adjustments to such estimates based on experience and developments in the litigation. As a result, the current estimates of the potential impact on the company's consolidated financial position, results of operations and cash flows for the proceedings and claims described in "Legal Proceedings" could change in the future.

ANTITRUST LITIGATION
---------------------
As previously reported, LePage's Inc. filed a lawsuit against the company in June 1997 in the United States District Court for the Eastern District of Pennsylvania alleging that certain marketing practices of the company violated the antitrust laws. On October 8, 1999, the jury awarded LePage's damages of $22.8 million. The company recorded a pre-tax charge of $73 million in the third quarter of 1999 related to the adverse jury verdict (the $22.8 million verdict is automatically tripled under the law) and attorneys' fees and costs. In January 2002, the Third Circuit Court of Appeals reversed the trial court's decision and, as a result, the company reversed the $73 million pre-tax charge. On February 25, 2002, the Third Circuit Court of Appeals vacated its prior ruling and ordered a re-hearing by the full court. Oral argument on the appeal was heard on October 30, 2002. The company expects the decision of the Third Circuit Court of Appeals during the first or second quarter of 2003.

Because the company believes that the trial court judgment will again be overturned, no liability has been recorded related to this matter as of December 31, 2002. If the Third Circuit Court of Appeals affirms the trial court judgment, and the United States Supreme Court declines to review the case, the company would incur a pre-tax charge of approximately $85 million related to the adverse jury verdict plus interest. 3M would also be liable for LePage's attorneys' fees and costs, an amount that has not yet been determined by the court. After the verdict in the LePage's action, purchasers of transparent tape filed three class action lawsuits against the company in California and Pennsylvania alleging that certain marketing practices of the company violated the state or federal antitrust laws. Those actions are pending.

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

The company's insurers providing occurrence-based coverage initiated a declaratory judgment action in Ramsey County Minnesota against the company seeking adjudication of certain coverage and allocation issues. On February 24, 2000, the jury returned a verdict favorable to the company by rejecting all of the insurers' remaining defenses to coverage for breast implant liabilities and costs.

The trial court's rulings in post verdict motions were generally favorable to the company. The court awarded the company prejudgment interest on amounts owing by insurers, including a portion of the company's reasonable attorneys fees in connection with the insurance coverage litigation. Exact amounts cannot yet be determined. The court filed the judgment on April 16, 2001, and entered judgment on May 16, 2001, thus substantially concluding this matter in the trial court. The company and several insurers appealed the judgment to the Minnesota Court of Appeals. On September 24, 2002, the Minnesota Court of Appeals affirmed in part and reversed in part the trial court's judgment. The Court of Appeals confirmed coverage but allocated the coverage so as to reduce a substantial portion of the amounts owing by insurers for losses and defense costs as reflected in the trial court judgment. The Court of Appeals also reversed the company's award of attorneys' fees referenced above. On December 17, 2002, the Minnesota Supreme Court granted the company's Petition for Review permitting the company to appeal the Court of Appeal's decision. The company believes that it is likely to obtain relief in the Minnesota Supreme Court. If the Minnesota Supreme Court does not grant relief as anticipated, the company could be effectively deprived of significant and potentially material insurance coverage for breast implant claims.

The company also initiated an arbitration proceeding in London, England, to recover insurance coverage for some of its breast implant liability and costs from certain claims-made insurance carriers. A hearing was conducted in January 2003 and the arbitration is expected to be completed in the second half of 2003. If the panel decides the coverage question in the company's favor, it will then determine the amount of coverage in a subsequent proceeding.

As of December 31, 2002, the company had receivables for insurance recoveries related to the breast implant matter of $339 million, representing settled but yet to be received amounts ($16 million), as well as amounts contested by the insurance carriers in the Minnesota litigation and the London arbitration ($323 million). Various factors could affect the timing and amount of insurance proceeds to be received under the company's various insurance policies, including (i) the outcome of occurrence insurance litigation in the courts of Minnesota (as discussed above); (ii) the outcome of the arbitration with claims-made insurers in London; and (iii) the extent to which insurers may become insolvent in the future. There can be no absolute assurance that the company will collect all amounts recorded as being probable of recovery from its insurers.

RESPIRATOR/MASK/ASBESTOS LITIGATION
-----------------------------------
For more than 20 years, the company has successfully defended and resolved the claims of over 200,000 individual claimants alleging injuries from occupational dust exposures. The vast majority of the lawsuits and claims resolved by the company alleged use of some of the company's mask and respirator products and sought damages from the company and other defendants for alleged personal injury from work place exposures to asbestos or, less frequently, silica and other occupational dust, found in products manufactured by other defendants. The remaining claimants generally alleged personal injury from occupational exposure to asbestos from unspecified products claimed to have been manufactured by the company or other defendants and/or from specialty products containing asbestos manufactured by the company and/or other defendants.

The company's vigorous defense of this litigation has resulted in: (i) jury verdicts for the company in two of three cases tried to verdict; (ii) dismissals of lawsuits without any payment by the company; and (iii) an average settlement value of less than $1,000 per claimant for all of the claims and lawsuits that the company has resolved. In many of these lawsuits and claims, the company is named as a defendant with multiple co-defendants where no product the company manufactured is involved or where the company is ultimately determined not to have manufactured the products identified by the plaintiffs.

As previously reported, in October 2001, the company defended at trial, in the Circuit Court of Holmes County, Mississippi, plaintiffs' claims that a 3M respirator and mask did not protect them against contracting certain asbestos-related diseases allegedly caused by exposure to asbestos-containing products manufactured by other defendants. The case against the company initially involved six plaintiffs whose claims were consolidated for trial. The court dismissed one plaintiff's case just before trial, and a second plaintiff abandoned his case before it was submitted to the jury. On October 26, 2001 the jury returned verdicts against all defendants in favor of the plaintiffs, four of whom had claims against the company. The jury awarded the plaintiffs $25 million each in compensatory damages. The jury denied plaintiffs' request for punitive damages. Based on the jury's findings of percentage of fault attributable to each defendant, the company's share of the total of the four verdicts against it is $22.5 million. The company can provide no assurance at this time about the ability of the other two co-defendants to pay their respective shares of any ultimate judgment or whether a co-defendant's inability to pay will cause a reallocation of the liability for damages among the remaining solvent defendants under state law. One of the co-defendants, ACandS, has filed for Chapter 11 bankruptcy protection. Another co-defendant, Dresser Industries, is a subsidiary of Halliburton Company, which announced on December 18, 2002 a global settlement agreement of all personal injury asbestos claims against Halliburton Company and its subsidiaries. The company does not know at this time the impact of the settlement agreement on the judgment in the Mississippi case against Dresser Industries. Judgment was entered on January 30, 2002. The trial court denied the company's post-trial motions in a decision on August 21, 2002, and the company filed a notice of appeal with the Mississippi Supreme Court. Because the company believes that the judgment ultimately will be overturned, no liability has been recorded related to this matter as of December 31, 2002. If any damages are ultimately assessed against the company, the company expects a substantial portion of such damages to be covered by the company's product liability insurance.

As of December 31, 2002, the company is a named defendant, with multiple co-defendants, in numerous lawsuits in various courts that purport to represent approximately 45,000 individual claimants. The vast majority of these current claimants allege use of some of the company's mask and respirator products and seek damages from the company and other defendants for alleged personal injury from work place exposures to asbestos or, less frequently, silica and other occupational dust, found in products manufactured by other defendants. The remaining claimants generally allege personal injury from occupational exposure to asbestos from unspecified products claimed to have been manufactured by the company or other defendants and/or from specialty products containing asbestos manufactured by the company and/or other defendants. The company settled an unusually large number of pending claims during 2002 and thus had a substantial reduction in the number of open claims - from approximately 80,000 claimants at the end of 2001 to approximately 45,000 at the end of 2002.

In the fourth quarter of 2002, the company was served with complaints identifying approximately 6,000 claimants in Mississippi. We believe that this activity is related to tort reform legislation adopted in Mississippi in November 2002 that went into effect on January 1, 2003, and that the new cases were filed in anticipation of the new law. We expect to see an additional increase in Mississippi claims in the first quarter as there is often a delay between the filing of complaints and service of the complaints on the company.

Plaintiffs have asserted specific dollar claims for damages in only about one-sixth of the 7,404 lawsuits that were pending against the company at the end of 2002 in all jurisdictions. A majority of states restrict or prohibit specifying damages in tort cases such as these, and most of the remaining jurisdictions do not require such specification. In those cases in which plaintiffs choose to assert specific dollar amounts in their complaints, brought in states that permit such pleading, the amounts claimed are typically not meaningful as an indicator of the company's potential liability. This is because (a) the amounts claimed typically bear no relation to the level of plaintiff's injury, if any; (b) the complaints nearly always assert claims against multiple defendants with the typical complaint asserting claims against an average of 88 different defendants, the damages alleged are not attributed to individual defendants, and a defendant's share of liability may turn on the law of joint and several liability, which can vary by state, and by the amount of fault a jury allocates to each defendant if a case is ultimately tried before a jury; (c) many cases are filed against the company even though the plaintiffs did not use any of the company's products and, ultimately, are withdrawn or dismissed without any payment; and (d) many cases are brought on behalf of plaintiffs who have not suffered any medical injury, and, ultimately, are resolved without any payment or a payment that is a small fraction of the damages initially claimed. Of the 1,274 pending cases in which purported damage amounts are specified in the complaints, 579 cases involve claims of $100,000 or less, 177 cases involve claims between $100,000 and $3 million (37 of these cases also allege punitive damages of $250,000 and 42 of these cases also allege punitive damages of $2.5 million), 117 cases involve claims of $7.5 million (with an equal amount of punitive damages), 365 cases involve claims of $10 million (316 of which also allege an equal amount in punitive damages), 3 cases involve claims of $15 million, 2 cases involve claims of $20 million, and 31 cases involve claims of $50 million (5 of which also allege punitive damages of $5 million). Some complaints allege that the compensatory and punitive damages are at least the amounts specified. As noted above, the company has more than 20 years of experience in defending litigations of this type, and has to date resolved the claims of over 200,000 plaintiffs. The cumulative average settlement amount is less than $1,000 per claimant. Based on this experience and for the other reasons noted above the company believes that the damage amounts specified in complaints are not a meaningful factor in any assessment of the company's potential liability.

As of December 31, 2002, the company had estimated accrued liabilities of approximately $161 million for respirator/mask asbestos related claims, a substantial portion of which the company expects to be covered by its product liability insurance. This amount represents the company's best estimate of the amount to cover the cost and expense of resolving recently settled, current and probable future respirator/mask asbestos related claims. The company also had receivables for expected insurance recoveries of approximately $264 million. Various factors could affect the timing and amount of proceeds to be received under the company's various insurance policies, including (i) the timing of payments made in settlement of claims; (ii) delays in or avoidance of payment by insurers; and (iii) the extent to which insurers may become insolvent in the future. There can be no absolute assurance that the company will collect all amounts recorded as being probable of recovery from its insurers.

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

The company's current estimate of its probable liabilities and associated expenses for respirator/mask/asbestos litigation is based on facts and circumstances existing at this time. Recent developments in the mix of newly filed respirator/mask lawsuits (some increase in the proportion of silica-related claims) and the defense costs associated with the company's continued aggressive defense strategy will be closely monitored by the company in the near term. Additional developments may occur that could affect the company's estimate of probable liabilities and associated expenses. These developments include, but are not limited to, (i) significant changes in the number of future claims, (ii) significant changes in the average cost of resolving claims, (iii) significant changes in the legal costs of defending these claims and in maintaining trial readiness, (iv) changes in the nature of claims received, (v) changes in the law and procedure applicable to these claims, (vi) financial viability of other co-defendants and insurers, and
(vii) other unknown variables. The company cannot determine the impact of these potential developments on the current estimate of its probable liabilities and associated expenses.

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

Liabilities for estimated costs of environmental remediation are, depending on the site, based primarily upon internal or third-party environmental studies, and estimates as to the number, participation level and financial viability of any other potentially responsible parties, the extent of the contamination and the nature of required remedial actions. Recorded liabilities are adjusted as further information develops or circumstances change. The company expects that the amounts recorded will be paid out over the periods of remediation for the applicable sites, currently ranging up to 30 years. As of December 31, 2002, the company had recorded liabilities of $37 million for estimated environmental investigatory and remediation costs based upon an evaluation of currently available facts with respect to each individual site.

It is often difficult to estimate the cost of environmental compliance and remediation and potential claims given the uncertainties regarding the interpretation and enforcement of applicable environmental laws and regulations, the extent of environmental contamination and the existence of alternate cleanup methods. The company's current assessment of the probable liabilities and associated expenses related to such environmental matters is based on the facts and circumstances known at this time. New developments may occur that could affect the company's assessment. These developments include, but are not limited to, (i) changes in the information available regarding the environmental impact of the company's operations and products; (ii) changes in environmental regulations or enforcement policies, including efforts to recover natural resource damages; (iii) new and evolving analytical and remediation techniques; (iv) success in allocating liability to other potentially responsible parties; and (v) financial viability of other potentially responsible parties and third-party indemnitors. The company cannot determine the impact of these potential developments on the current estimate of its probable liabilities and associated expenses.

The company has been voluntarily cooperating with ongoing reviews by the Environmental Protection Agency (EPA) and international agencies of the possible environmental and health effects of perfluorooctanyl chemistry. As previously announced, the company has been phasing out its production of such compounds. With respect to one such compound the EPA is currently considering possible regulatory action under its statutory authority relating to compounds that may pose possible human health effects. The company recently confirmed to the EPA its intent to continue its ongoing health and environmental investigation and assessment of this compound. As a result of its phase-out decision, the company no longer manufactures that compound except that a subsidiary produces limited quantities for its own industrial use. The company cannot predict what regulatory action, if any, may be taken regarding some or all of such compounds or the consequences of any such action.

On September 30, 2002, a former employee filed an amended complaint against the company in the Circuit Court of Morgan County, Alabama seeking unstated compensatory and punitive damages and alleging that the plaintiffs suffered fear, increased risk and sub clinical injuries from exposure to perfluorooctanyl chemistry at or near the company's Decatur, Alabama manufacturing facility. The complaint also alleges that the company acted improperly with respect to disclosures to workers concerning such chemistry. Recently, the plaintiffs sought to add as plaintiffs another former employee, a current employee and their minor children. The company believes that these allegations have no merit and is vigorously defending these claims.

The company has agreed to enter into a consent agreement with the State of New York Department of Environmental Conservation for alleged violations of the New York air emissions regulations. The proposed agreement calls for a penalty of $212,000, a portion of which will be used to improve processes at the company's Tonawanda, New York manufacturing facility.

As previously reported, the company entered into a voluntary agreement with the EPA under both an "Agreement for TSCA Compliance" and the EPA's Incentives for Self Policing Policy. The company voluntarily conducted an audit under the Toxic Substances Control Act (TSCA) of its facilities and business units and to identify studies that under current EPA guidelines could be potentially subject to notification under TSCA section 8(e). The company has reached an agreement in principle with the EPA under which it would pay $222,000 in penalties in connection with the first two phases of this audit relating to perfluorooctanyl chemistry studies. The third phase, relating to this and other chemistries, is expected to be completed in early 2003.



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None in the quarter ended December 31, 2002.

                                    PART II

ITEM 5. MARKET PRICE OF 3M'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS.

At January 31, 2003, there were approximately 125,216 shareholders of record. 3M's stock is listed on the New York, Pacific, Chicago and Swiss stock exchanges. Cash dividends declared and paid totaled $.62 per share for each quarter of 2002, and $.60 per share for each quarter of 2001. Stock price comparisons follow.

-----------------------------------------------------------------------------
Stock price comparisons (NYSE composite transactions)
                               First    Second      Third    Fourth
(Per share amounts)          Quarter   Quarter    Quarter   Quarter      Year
-----------------------------------------------------------------------------
2002 High                    $123.70   $130.60    $130.09   $131.55   $131.55
2002 Low                      100.00    112.30     108.20    110.75    100.00
2001 High                    $121.50   $127.00    $117.50   $121.90   $127.00
2001 Low                       98.50     97.16      85.86     95.20     85.86
-----------------------------------------------------------------------------



ITEM 6. SELECTED FINANCIAL DATA.


------------------------------------------------------------------------------------
(Dollars in millions, except per share amounts)

Years ended December 31:                  2002     2001     2000     1999     1998
                                          ----     ----     ----     ----     ----
  Net sales........................... $16,332  $16,054  $16,699  $15,723  $15,094
  Income from continuing operations...   1,974*   1,430*   1,857*   1,763**  1,213**
  Per share of common stock:
    Continuing operations - basic.....    5.06*    3.63*    4.69*    4.39**   3.01**
    Continuing operations - diluted...    4.99*    3.58*    4.64*    4.34**   2.97**
    Cash dividends declared and paid.. $  2.48  $  2.40  $  2.32  $  2.24  $  2.20
 At December 31:
  Total assets ....................... $15,329  $14,606  $14,522  $13,896  $14,153
  Long-term debt (excluding portion due
    within one year)..................   2,140    1,520      971    1,480    1,614
-------------------------------------------------------------------------------------

<F1>
The above income and earnings per share information exclude an extraordinary loss in 1998 ($38 million, or $.09 per diluted share), and the cumulative effect of accounting change in 2000 ($75 million, or $.19 per diluted share).
<F2>
*As discussed in the Notes to Consolidated Financial Statements, 2002 includes non-recurring net losses of $202 million ($108 million after tax and minority interest), or 27 cents per diluted share, related to charges in connection with 3M's restructuring plan. 2001 includes non-recurring net losses of $504 million ($312 million after tax and minority interest), or 78 cents per diluted share, principally related to charges in connection with 3M's restructuring plan, acquisition-related charges, a reversal of a 1999 litigation accrual, and a net gain related to the sale of available-for-sale equity securities, partially offset by the write-down of available-for-sale equity securities. 2000 includes non-recurring net losses of $23 million ($15 million after tax), or 4 cents per diluted share, related to charges recorded for the company's phase-out of its perfluorooctanyl-based chemistry products in the Specialty Material segment, a write-down of certain corporate and unallocated assets, gains related to corporate and unallocated asset dispositions, a gain from the termination of a product distribution agreement in the Health Care segment, and other non-recurring items.
<F3>
** 1999 includes a net gain of $100 million ($52 million after tax), or 13 cents per diluted share, related to gains on divestitures, litigation expense, an investment valuation adjustment, and a change in estimate that reduced 1998 restructuring charges. 1998 includes restructuring charges of $493 million ($313 million after tax), or 77 cents per diluted share.

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

* The company's growth objectives are largely dependent on the timing and market acceptance of its new product offerings, including its ability to renew its pipeline of new products and to bring those products to market. This ability may be adversely affected by difficulties or delays in product development, such as the inability to: identify viable new products; obtain adequate intellectual property protection; gain market acceptance of new products, or successfully complete clinical trials and obtain regulatory approvals. As with any pharmaceutical under development, there are substantial risks and uncertainties in the process of development and regulatory review. There are no guarantees that products will receive regulatory approvals or prove to be commercially successful.

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

* The possibility that acquisitions, divestitures and strategic alliances may not meet sales and/or profit expectations. As part of the company's strategy for growth, the company has made and may continue to make acquisitions, divestitures and strategic alliances. However, there can be no absolute assurance that these will be completed or beneficial to the company.

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

CRITICAL ACCOUNTING ESTIMATES

As stated in our significant accounting policies in Note 1 to the Consolidated Financial Statements, the preparation of financial statements requires management to make estimates and assumptions. The company believes its most critical accounting estimates relate to legal proceedings, potential asset impairment issues, and the company's pension and postretirement obligations.

Legal Proceedings:
The company's core activities relate to the development, manufacture and sale of thousands of products to numerous markets. While this risk dispersion provides a measure of overall stability, it also results in legal risks in some areas. The company records liabilities in those instances where it can reasonably estimate the amount of the loss and where liability probably will arise. The company also records receivables for the probable amount of insurance that it expects to recover under the company's insurance program in those instances. The company cannot always definitively determine possible liabilities that exceed recorded amounts related to the legal proceedings to which it is a party. There can be no certainty that the company may not ultimately incur charges, whether related to products liability, antitrust, or other litigation, environmental matters, or other actions, in excess of presently recorded liabilities. However, the company believes it unlikely, based upon the nature of the legal proceedings and its current knowledge of relevant facts and circumstances, that the possible liabilities exceeding recorded amounts would be material individually or in the aggregate to its consolidated financial position, results of operations or cash flows.

Known legal risks include the ultimate collection of breast implant insurance receivables (a matter currently in dispute with the company's insurance carriers), respirator/mask/asbestos insurance receivables collection and probable liabilities, and an outstanding lawsuit filed by LePage's Incorporated that extends back to 1997.

Summary amounts concerning the breast implant and respirator/mask/asbestos litigation follow.

----------------------------------------------------------------------
At December 31                            2002        2001        2000
(Millions)
----------------------------------------------------------------------
Breast implant receivables                $339        $406        $519
Breast implant liabilities                $  5        $ 20        $ 32

Respirator/Mask/Asbestos receivables      $264        $223        $155
Respirator/Mask/Asbestos liabilities      $161        $156        $108
----------------------------------------------------------------------

At December 31, 2002, the company has accrued receivables of $339 million relating to breast implants. Of this $339 million, $16 million represents settled but yet to be received amounts, while $323 million has been contested by insurance carriers. The company believes that it is likely to obtain relief in the Minnesota Supreme Court. If the Minnesota Supreme Court does not grant relief as anticipated, the company could be effectively deprived of significant and potentially material insurance coverage for breast implant claims. As part of the company's efforts to recover the amounts contested by the insurance carriers, the company also initiated an arbitration proceeding in London, England, to recover insurance coverage for breast implant liability and costs from claims-made insurance carriers. The arbitration hearing will first consider whether the policy provides insurance coverage for the company's breast implant liability and costs. If the panel favorably decides the coverage question for the company, it will then determine the amount of coverage in a subsequent hearing later in 2003.

The company's remaining respirator/mask/asbestos liability is $161 million at December 31, 2002. This estimate represents the company's best estimate of its liability. If amounts are paid in settlement of claims or if any damages are ultimately assessed against the company in current or future litigation, a substantial portion of such amounts is expected to be covered by the company's product liability insurance. Various factors could affect the timing and amount of proceeds to be received under the company's various insurance policies, including (i) the timing of payments made in settlement of claims;
(ii) delays in or avoidance of payment by insurers; and (iii) the extent to which insurers may become insolvent in the future. There can be no certainty that the company will collect all amounts recorded as being probable of recovery from its insurers.

3M has not recorded any liability for the LePage's Incorporated litigation as of December 31, 2002. 3M expects to prevail in this litigation, but if 3M does not prevail, 3M would incur a pre-tax charge of approximately $85 million. 3M would also be potentially liable for LePage's attorneys' fees and costs.

Potential Asset Impairment Issues:
There are estimates and assumptions made by management in preparing the consolidated financial statements for which actual results will emerge over long periods of time. This includes the recoverability of long-lived assets employed in the business, including assets of acquired businesses. These estimates and assumptions are closely monitored by management and periodically adjusted as circumstances warrant. For instance, expected asset lives may be shortened or an impairment recorded based on a change in the expected use of the asset or performance of the related business reporting unit. Although there is greater risk with respect to the accuracy of these long-term estimates and assumptions because of the long period over which actual results will emerge, such risk is mitigated by management's ability to make changes in these estimates and assumptions over the same long period. 3M has approximately $1.9 billion of goodwill that, based on impairment testing, is not impaired. A portion of this goodwill (approximately $220 million) is in 3M's telecommunications business, which the company believes will maintain its value. However, if unanticipated events impact this sector for an extended period of time, it could create future impairment losses.

Pension and Postretirement Obligations:
Pension expense impacted 2002 earnings by 16 cents per diluted share compared with pension expense of 8 cents per diluted share in 2001. The company expects pension expense to increase approximately another 10 cents per diluted share in 2003, largely attributed to unrecognized losses on pension assets related to equity market weakness the last few years. In accounting for pension and postretirement benefits, costs and related liabilities are developed using actuarial valuations. These valuations include key assumptions determined by management, including the discount rate and expected long-term rate of return on plan assets. For the United States pension plan expense calculation for 2003, the company's long-term rate of return on asset assumption remains at 9 percent and its year-end 2002 discount rate assumption is 6.75 percent (which is used for 2003 expense calculations), which represents a half percentage point reduction from the year-end 2001 discount rate. The discount rate decrease is consistent with changes in high-quality long-term corporate bond indices. The expected long-term rate of return assumption considers the asset mix of the plans (approximately 70 percent equity securities and 30 percent fixed income), past performance, and other factors. Estimates and assumptions concerning the company's pension and postretirement obligations and related periodic cost can be found in Note 14 to the Consolidated Financial Statements. Material changes in pension and postretirement benefit costs may occur in the future due to changes in these assumptions. Future annual amounts could be impacted by changes in the number of plan participants, changes in the level of benefits provided, changes in the discount rates, changes in the expected long-term rate of return, changes in the level of contributions to these plans and other factors. A quarter percentage point change in the discount rate would impact 3M's pension expense by approximately $32 million on a pre-tax basis. A quarter percentage point change in the expected long-term rate of return would impact 3M's pension expense by approximately $23 million on a pre-tax basis.

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

OPERATING RESULTS

Overview:
Net income totaled $1.974 billion, or $4.99 per diluted share, compared with $1.430 billion, or $3.58 per diluted share, in 2001, and $1.782 billion, or $4.45 per diluted share, in 2000. In the first half of 2002, net income was impacted by non-recurring charges of $108 million, or 27 cents per diluted share, related to the company's restructuring program that was approved in June 2001. In 2002, currency effects reduced earnings by 8 cents per diluted share, while the adoption of a new accounting standard resulting in the cessation of goodwill amortization and other indefinite-lived intangible asset amortization increased earnings by 12 cents per diluted share. In 2001, net income was impacted by non-recurring charges of $312 million, or 78 cents per diluted share, primarily related to the restructuring program approved in June 2001.
In 2000, net income was impacted by non-recurring charges of $90 million, or 23 cents per diluted share. Additional details concerning non-recurring items follow.

Non-recurring items:
In January 2003, the Securities and Exchange Commission issued Regulation G, "Conditions for Use of Non-GAAP Financial Measures" a rule directed by the Sarbanes-Oxley Act of 2002. This rule requires public companies that disclose or release non-GAAP financial measures to include the most directly comparable GAAP financial measure, to provide a reconciliation of the disclosed non-GAAP measure to the most comparable GAAP measure, and requires companies to furnish earnings releases or similar announcements to the Commission on Form 8-K.
This rule will apply to all subject disclosures as of March 28, 2003. The rule also provides guidance on what constitutes "non-recurring, infrequent, or unusual" as applied to specific financial transactions or events. The company currently provides reconciliations of its disclosed non-GAAP financial reporting to the most comparable GAAP financial reporting.

In addition to Regulation G, the SEC amended Item 10 of Regulation S-K to provide additional guidance to registrants that include non-GAAP financial measures in SEC filings. This guidance would prohibit the presentation of certain non-GAAP financial measures that exclude from reported results non-recurring, infrequent or unusual items when the nature of the charge or gain is such that is it reasonably likely to recur within two years or there was a similar charge or gain within the prior two years. This guidance could result in changes in the company's future presentation of non-GAAP financial measures.

In 2002, non-recurring charges reduced operating income by $202 million and net income by $108 million. These charges principally related to employee severance and benefit costs, accelerated depreciation charges, and other associated exit costs under the company's restructuring plan announced in June 2001. These charges are included in cost of sales ($121 million); selling, general and administrative expenses ($77 million); and research, development and related expenses ($4 million). Of the total 2002 charges, $111 million related to employee severance and benefit costs, $47 million related to accelerated depreciation of property, plant and equipment (incremental charges resulting from shortened depreciable lives of affected assets, primarily related to downsizing or consolidating manufacturing operations), and $44 million related to other exit activities. Other exit activities included incremental costs and contractual obligations for items such as lease termination payments and other facility exit costs (such as demolition of buildings, inventory disposals, other) incurred as a direct result of the plan. Additional information concerning non-recurring items is provided in the Notes to Consolidated Financial Statements and elsewhere herein.

In 2001, non-recurring items reduced operating income by $504 million and net
income by $312 million, or 78 cents per diluted share.   Non-recurring items of
$569 million, principally related to the company's restructuring plan approved in June 2001, were included in cost of sales ($249 million); selling, general and administrative expenses ($300 million); and research, development and related expenses ($20 million). Of this $569 million, $472 million related to employee severance and benefits, $80 million related to accelerated depreciation of property, plant and equipment, and $17 million related to other exit activities. In addition, cost of sales included other non-recurring costs of $23 million related to acquisitions. Non-recurring items included in the other expense (income) line within operating income included $73 million of income due to the reversal of a 1999 litigation accrual related to 3M's successful appeal in January 2002 in an antitrust case brought by LePage's Inc. On February 25, 2002, the Third Circuit Court of Appeals vacated its prior ruling and ordered a re-hearing in May 2002 by the full court. Oral arguments on the appeal were heard on October 30, 2002, and the company expects a decision in 2003. However, the company continues to believe that it will ultimately prevail in the outcome of this matter. Also included within the other expense (income) line within operating income is a net gain of $15 million related to the sale of available-for-sale equity securities, partially offset by the write-down of permanently impaired available-for-sale equity securities.

In 2000, non-recurring items reduced net income by $90 million, or 23 cents per diluted share. Operating income was reduced by $23 million, including costs of $208 million (reported in cost of sales) and gains of $185 million, and reported in the other expense (income) line within operating income. Non-recurring costs in 2000 included $168 million of costs in the Specialty Material segment related to the company's phase-out of perfluorooctanyl-based chemistry products, a $20 million write-down of corporate and unallocated assets, and $20 million of other non-recurring expenses ($13 million related to acquisitions in the Electro and Communications segment). Major non-cash costs included in the previously mentioned items were $73 million of accelerated depreciation and $48 million of impairment losses, primarily related to production equipment used to manufacture products phased out in the Specialty Material segment. Non-recurring gains in 2000 were largely related to asset dispositions, principally the sale of available-for-sale equity securities, and also included $50 million from the termination of a product distribution agreement in the Health Care segment. A cumulative effect of accounting change that related to a change in the company's revenue recognition policy was also recorded in 2000, reducing net income by $75 million.

Pro forma amounts (excluding non-recurring items):
The company believes that discussion of results excluding significant non-recurring items provides a useful analysis of ongoing operating trends. The pro forma amounts (which exclude non-recurring items) that follow are not in accordance with, or preferable to, amounts determined in conformity with U.S. generally accepted accounting principles. Reference should be made to the Consolidated Financial Statements and accompanying Notes for additional information concerning non-recurring items, and for additional information on amounts determined in accordance with U.S. generally accepted accounting principles. There is discussion of operating measures that exclude non-recurring items within this "Operating Results" section. The determination of non-recurring items may not be comparable to similarly titled measures used by other companies. An (#) is used to cross-reference such subsequent discussion to this paragraph.

The tables that follow show amounts excluding non-recurring items, non-recurring items, and the reported amounts for years 2002, 2001 and 2000.

-------------------------------------------------------------------------------
Supplemental Unaudited Consolidated Statement of Income Information
Years ended December 31
(Amounts in millions, except per share amounts)

                                  2002                          2001
-----------------------------------------------------------------------------------
                    Excluding                       Excluding
                          non-      Non-                 non-       Non-
                    recurring  recurring  REPORTED  recurring  recurring  REPORTED
                      items(#)     items     TOTAL    items(#)     items     TOTAL
-----------------------------------------------------------------------------------
Net sales             $16,332     $  --    $16,332    $16,054      $  --   $16,054
-----------------------------------------------------------------------------------
Operating expenses
  Cost of sales         8,375       121      8,496      8,477        272     8,749
  Selling, general and
    administrative
    expenses            3,643        77      3,720      3,736        300     4,036
  Research, develop-
    ment and related
    expenses            1,066         4      1,070      1,064         20     1,084
  Other expense
    (income)               --        --         --         --        (88)      (88)
-----------------------------------------------------------------------------------
      Total            13,084       202     13,286     13,277        504    13,781
-----------------------------------------------------------------------------------
Operating
  income (loss)         3,248      (202)     3,046      2,777       (504)    2,273

Interest expense
  and (income), net        41        --         41         87         --        87
-----------------------------------------------------------------------------------
Income (loss) before
 income taxes and
 minority interest      3,207      (202)     3,005      2,690       (504)    2,186

Provision (benefit)
 for income taxes       1,042       (76)       966        886       (184)      702
Effective tax rate       32.5%                32.1%      32.9%                32.1%

Minority interest          83       (18)        65         62         (8)       54
-----------------------------------------------------------------------------------
Net income (loss)     $ 2,082     $(108)   $ 1,974    $ 1,742      $(312)  $ 1,430
-----------------------------------------------------------------------------------
 Weighted average
  diluted shares                             395.5                           399.9
 Net income per
  diluted share                            $  4.99                         $  3.58
-----------------------------------------------------------------------------------

<F1>
(#) Refer to discussion in pro forma amounts paragraph of this section

--------------------------------------------------------------------
Supplemental Unaudited Consolidated Statement of Income Information
Year ended December 31
(Amounts in millions, except per share amounts)

                                   2000
--------------------------------------------------------------------
                      Excluding
                           non-       Non-
                      recurring  recurring  REPORTED
                        items(#)     items     TOTAL
--------------------------------------------------------------------
Net sales               $16,699    $  --     $16,699
--------------------------------------------------------------------
Operating expenses
  Cost of sales           8,579      208       8,787
  Selling, general and
    administrative
    expenses              3,938       --       3,938
  Research, develop-
    ment and related
    expenses              1,101       --       1,101
  Other expense
    (income)                 --     (185)       (185)
--------------------------------------------------------------------
      Total              13,618       23      13,641
--------------------------------------------------------------------
Operating
  income (loss)           3,081      (23)      3,058

Interest expense
  and (income), net          84       --          84
--------------------------------------------------------------------
Income (loss) before
 income taxes and
 minority interest
 and cumulative
 effect of account-
 ing change               2,997      (23)      2,974

Provision (benefit)
 for income taxes         1,033       (8)      1,025
Effective tax rate         34.5%                34.5%

Minority interest            92       --          92
--------------------------------------------------------------------
Income (loss)
 before cumulative
 effect of account-
 ing change             $ 1,872    $ (15)    $ 1,857

Cumulative effect
 of accounting
 change                      --      (75)        (75)
--------------------------------------------------------------------
Net income (loss)       $ 1,872    $ (90)    $ 1,782
--------------------------------------------------------------------
 Weighted average
  diluted shares                               399.9
 Net income per
  diluted share                              $  4.45
--------------------------------------------------------------------

<F1>
(#) Refer to discussion in pro forma amounts paragraph of this section

Net Sales:

------------------------------------------------------------------------------
Components of Net Sales Change
                                2002                           2001
                        W.W.      U.S.     Intl.       W.W.     U.S.    Intl.
------------------------------------------------------------------------------
Volume - core           1.0%     (1.6)%     3.2%      (3.5)%   (6.8)%   (0.7)%
Volume - acquisitions
  and divestitures      0.4       0.4       0.4        2.6      2.1      3.0
Price                   0.2      (0.1)      0.5        0.3      0.7      0.1
Translation             0.1        --       0.3       (3.3)      --     (6.2)
------------------------------------------------------------------------------
 Total                  1.7%     (1.3)%     4.4%      (3.9)    (4.0)    (3.8)%
------------------------------------------------------------------------------

Worldwide net sales in 2002 totaled $16.332 billion, compared with $16.054 billion in 2001 and $16.699 billion in 2000. In 2002, core volume (which excludes acquisition and divestiture impacts) increased 1.0 percent. Acquisitions increased net sales by four-tenths of one percent. Selling prices were up two-tenths of one percent. Changes in the value of the U.S. dollar increased worldwide net sales by one-tenth of one percent. In the United States, net sales for 2002 totaled $7.426 billion, with core volume down 1.6 percent. International net sales for 2002 totaled $8.906 billion (up 4.4 percent in U.S. dollars), with core volume up 3.2 percent.

In 2001, core volume declined by 3.5 percent. Acquisitions increased net sales by 2.6 percent. The stronger U.S. dollar reduced sales by 3.3 percent. In the United States, sales totaled $7.523 billion, down 4 percent from 2000. U.S. core volume declined 6.8 percent. Internationally, sales totaled $8.531 billion, down 3.8 percent from 2000. International core volume declined seven-tenths of one percent. The stronger U.S. dollar reduced international sales by
6.2 percent.

Costs:

-----------------------------------------------------------------------------
Reported (Percent of sales)                     2002        2001       2000
-----------------------------------------------------------------------------
Cost of sales                                   52.0        54.5       52.6
Selling, general and administrative expenses    22.8        25.1       23.6
Research, development and related expenses       6.5         6.8        6.6
Operating income                                18.7        14.2       18.3
-----------------------------------------------------------------------------

-----------------------------------------------------------------------------
Excluding non-recurring items (#)
       (Percent of Sales)                       2002        2001       2000
-----------------------------------------------------------------------------
Cost of sales                                   51.3        52.8       51.4
Selling, general and administrative expenses    22.3        23.3       23.6
Research, development and related expenses       6.5         6.6        6.6
Operating income                                19.9        17.3       18.4
-----------------------------------------------------------------------------

Cost of sales for 2002 was 52.0 percent of net sales, down 2.5 percentage points from 2001. Excluding non-recurring charges, cost of sales for 2002 was
51.3 percent(#) of sales, down 1.5 percentage points from 2001. Gross margins were positively impacted by improved plant efficiencies, lower raw material costs and 3M's global sourcing initiative. In 2001, slowing worldwide market demand and negative currency impacts reduced gross margins. Cost of sales includes manufacturing, engineering and freight costs.

Selling, general and administrative (SG&A) expenses for 2002 were 22.8 percent of net sales, down 2.3 percentage points from 2001. Excluding non-recurring charges, SG&A expenses were 22.3 percent(#) of net sales, a decrease of
1.0 percentage point from 2001. Excluding non-recurring items, SG&A spending totaled $3.643 billion(#) in 2002, a decrease of 2.5 percent from 2001. This improvement in SG&A costs was the result of implementing
Six Sigma, indirect cost control programs (controlling those expenses not directly associated with 3M products and services) and employment reductions under the restructuring plan approved in June 2001. SG&A also benefited by $67 million due to the cessation of goodwill amortization and other indefinite-lived asset amortization effective January 1, 2002. Excluding non-recurring charges in 2001, SG&A was 23.3 percent(#) of sales, which was a decrease of three-tenths of one percentage point from the prior year. This decrease in 2001 spending was due to cost savings generated from 3M's indirect cost initiative and lower employment levels.

Operating income:
Operating income is used by 3M as one of its primary business segment performance measurement tools. Operating income excludes interest expense, interest income, the provision for income taxes and minority interest. Operating income in 2002 was 18.7 percent of net sales, compared with 14.2 percent in 2001. Excluding non-recurring charges, operating income in 2002 was
19.9 percent(#) of net sales, compared with 17.3 percent(#) in 2001. Although the company faced continued economic weakness, operating income excluding non-recurring items grew by $471 million, or 17.0 percent, from 2001. The cessation of goodwill amortization and other indefinite-lived asset amortization benefited operating income by $67 million, while currency impacts reduced operating income by an estimated $60 million. Excluding non-recurring items, 2001 operating income totaled $2.777 billion(#), or 17.3 percent(#) of sales, compared to 18.4 percent(#) of sales in 2000. This decrease was due to slowing worldwide market demand, and negative currency effects. Excluding non-recurring items, operating income margins in 2002 were 15.9 percent(#) in the United States and 23.2 percent(#) internationally.

Interest expense and income:
Net interest expense (interest expense less interest income) in 2002 was $41 million, which was $46 million lower than the prior year. Interest expense was $80 million in 2002, $124 million in 2001, and $111 in 2000. Declining rates on floating-rate debt drove the reduction in expense in 2002. The increase in 2001 reflected higher average debt levels, partially offset by lower interest rates. Interest income was $39 million in 2002, $37 million in 2001 and $27
million in 2000.   The increase in both 2002 and 2001 interest income primarily related to larger average cash balances.

Provision for income taxes:
The worldwide effective income tax rate for 2002 was 32.1 percent, the same as 2001. Excluding non-recurring items, the worldwide effective income tax rate in 2002 was 32.5 percent(#), down from 32.9 percent(#) the prior year. Excluding non-recurring items, the tax rate decrease compared to total year 2001 was primarily due to a lower average effective tax rate for international operations. The effective tax rate in 2000 was 34.5 percent. The effective tax rate decrease in 2001 when compared to 2000 related to the impact of recurring tax credits on lower profit levels.

Minority interest:
Minority interest expense was $65 million in 2002, $54 million in 2001 and $92 million in 2000. Excluding non-recurring items, minority interest was $83 million(#) in 2002 and $62 million(#) in 2001. Minority interest represents the elimination of the non-3M ownership interests, primarily in Sumitomo 3M Limited and 3M Inter-Unitek GmbH (in 2002 and 2001 only). The increase in 2002 related primarily to higher profits in Sumitomo 3M and 3M Inter-Unitek GmbH. The decrease in 2001 was driven by lower profits in Sumitomo 3M. In 2003, 3M expects lower minority interest expense. This reduction is expected due to the purchase of the minority interest shares of 3M Inter-Unitek GmbH in December 2002 and the purchase of an additional 25 percent ownership interest in Sumitomo 3M in early 2003. Refer to Note 3 in the Consolidated Financial Statements for additional information on these acquisitions.

Net income:
Net income totaled $1.974 billion, or $4.99 per diluted share, compared with $1.430 billion, or $3.58 per diluted share, in 2001, and $1.782 billion, or $4.45 per diluted share, in 2000. Non-recurring charges negatively impacted net income by $108 million, or 27 cents per diluted share, in 2002, $312 million, or 78 cents per diluted share, in 2001, and $90 million, or 23 cents per diluted share, in 2000. The cessation of goodwill amortization and other indefinite-lived asset amortization effective January 1, 2002, increased earnings per diluted share by 12 cents in 2002. In 2002, 2001 and 2000, 3M estimates that currency effects reduced net income by $35 million (8 cents per diluted share), $94 million (24 cents per diluted share) and $55 million (14 cents per diluted share), respectively. This estimate includes the effect of translating profits from local currencies into U.S. dollars; the impact of currency fluctuations on the transfer of goods between 3M operations in the United States and abroad; and transaction gains and losses, including derivative instruments designed to reduce foreign currency exchange rate risks. In 2002, derivative and other transactions gains and losses decreased net income by $25 million.
Derivative and other transactions gains and losses increased net income by $29 million in 2001 and increased net income by $21 million in 2000.

Employment:
At December 31, 2002, employment totaled 68,774 people, a decrease of 2,895 people from year-end 2001. Since March 31, 2001, employment has declined by approximately 8,900 people, with 6,900 of the decline related to the restructuring plan, and 3,500 of the decline due to the integration of acquisitions and attrition. These decreases were partially offset by the Corning Precision Lens, Inc. acquisition in the fourth quarter of 2002 that added about 1,500 people. Sales per employee in local currencies increased about 9 percent in 2002, decreased about 3 percent in 2001, and increased about 7 percent in 2000.

Operating initiatives:
The company will continue to press ahead with its five corporate initiatives (Six Sigma, Global Sourcing Effectiveness, 3M Acceleration, Indirect Cost Reduction and eProductivity) aimed at accelerating long-term top-line growth, improving cash efficiency and lowering its total cost structure. Six Sigma focuses on higher growth, lower costs and greater cash flow. Global Sourcing Effectiveness generates savings through buying smarter, managing supply agreements, geographic broadening and e-applications. 3M Acceleration reallocates research and development resources to larger, more global projects. Indirect Cost Reduction focuses on reducing costs not directly associated with products or services. In eProductivity, 3M believes it has a significant digitization opportunity. The company estimates that these initiatives provided a combined benefit on a pre-tax basis of more than $500 million in 2002. In 2003, the company estimates these initiatives could contribute on a pre-tax basis an additional $300 million compared to 2002. There can be no assurance that all of the estimated cost savings from such activities will be realized. Numerous factors may create offsets to these savings, such as the potential for continued weakness in sales volumes, normal increases in compensation and benefits, and other inflationary pressures.

Restructuring charges:
During the first half of 2001, the company developed and announced a restructuring plan that consolidates certain operations and streamlines the organization to increase speed and productivity. In June 2001, the company completed the identification of the significant actions to be taken and obtained approvals from the appropriate level of management. In the fourth quarter of 2001, the company obtained approvals for certain additional actions. These actions were substantially completed by June 30, 2002.

In the first six months of 2002, 3M incurred $202 million of pre-tax expenses relating to the restructuring plan. The 2002 charges relate to employee severance and benefits ($111 million), accelerated depreciation ($47 million) and other ($44 million). During 2001, 3M incurred $569 million of pre-tax expenses principally related to the restructuring plan. The 2001 charges relate to employee severance and benefits ($472 million), accelerated depreciation ($80 million) and other ($17 million). The company has not discontinued any major product lines as a result of this restructuring.

In connection with its restructuring plan, the company eliminated a total of about 6,900 positions. These positions represent a wide range of functions throughout the company. Of the 6,900 employment reduction for the total plan, about 45 percent occurred in the United States, 30 percent in Europe, and the balance in other international areas. All business segments were impacted directly and also indirectly through reduced allocations of corporate staff service costs. The impact of the total restructuring, including the allocated portion of restructured staff services, is estimated by segment as follows:
Industrial, 35 percent; Electro and Communications, 20 percent; Transportation, Graphics and Safety, 20 percent; Health Care, 10 percent; Consumer and Office, 10 percent; and Specialty Material, 5 percent. These estimates are provided only as a frame of reference as to the order of magnitude by segment. In order to enhance segment comparability and reflect management's focus on ongoing operations, these restructuring costs have not been recorded in the individual business segments.

Related to this restructuring plan, the company estimates it saved on a pre-tax basis $300 million in 2002, in addition to the $80 million saved in 2001. The company estimates an additional $120 million of incremental savings on a pre-tax basis in 2003. The majority of the savings will be reduced employee costs. The 2002 savings were spread across cost of sales, SG&A, and research, development and related expenses. The 2001 savings were most prominent in SG&A, with cost of sales benefits occurring in late 2001. Numerous factors may create offsets to these savings, such as the potential for continued weakness in sales volumes, normal increases in compensation and benefits, and other inflationary pressures.

Of the company's remaining current liability at December 31, 2002, $30 million is classified in current liabilities (payroll) and $18 million is classified in other current liabilities on the Consolidated Balance Sheet. The company classified as long-term liabilities $43 million of its 2002 charges and $124 million of its 2001 charges. Special termination pension and medical benefits, aggregating $43 million in 2002 and $62 million in 2001, were offered to eligible employees. These benefits will generally be paid over their life expectancies. In addition, of the $62 million in separation pay that was deferred in 2001, $47 million was reclassified to current in 2002. The company also recorded $3 million of non-cash stock option expense ($8 million in 2001) due to the reclassification of certain employees age 50 and older to retiree status, resulting in a modification of their original stock option awards for accounting purposes. The current liabilities and a portion of the non-current liabilities will be funded through cash provided by operations, while funding for certain long-term special termination pension and medical liabilities will be provided through established pension and postretirement trust funds. The majority of the long-term portion of the liability, primarily special termination pension and medical liabilities, is reflected as a component of 3M's pension and medical trust plans as a portion of the Accumulated Benefit Obligation (ABO). It is estimated that 3M's benefit plans reflect approximately $100 million of restructuring related long-term liabilities that have not yet been paid out as of December 31, 2002.

Selected information related to these charges follows.

------------------------------------------------------------------------
                             Employee
                            Severance
                                  and    Accelerated
(Millions)                   Benefits   Depreciation    Other    Total
------------------------------------------------------------------------
Charges
    Year 2001 charges            $472           $ 80     $ 17     $569
    Year 2002 charges             111             47       44      202
------------------------------------------------------------------------
      Total charges              $583           $127      $61     $771
------------------------------------------------------------------------

------------------------------------------------------------------------
Current liability at
  December 31, 2000              $ --                    $ --     $ --
------------------------------------------------------------------------

 2001 Charges                     472             80       17      569
 2001 Cash payments              (155)                     (4)    (159)
 2001 Non-cash and long-term
  portion of liability           (132)           (80)      --     (212)

------------------------------------------------------------------------
Current liability at
  December 31, 2001              $185                     $13     $198
------------------------------------------------------------------------

 2002 Charges                     111             47       44      202
 2002 Cash payments              (267)                    (39)    (306)
 2002 Reclassification from
  long-term portion of liability   47                      --       47
 2002 Non-cash and long-term
  portion of liability            (46)           (47)      --      (93)

------------------------------------------------------------------------
Current liability at
  December 31, 2002              $ 30                    $ 18     $ 48
------------------------------------------------------------------------

Accounting Pronouncements:
Financial Accounting Standards Board (FASB) Statement No. 142, "Goodwill and Other Intangible Assets," (SFAS No. 142) was adopted by the company effective January 1, 2002. Goodwill is subject to an impairment test at least annually. The company's formal annual review of all goodwill in 2002 indicated that no impairment existed. Indefinite-lived intangible asset impairments were not material. Additional information regarding accounting pronouncements of the FASB, including SFAS No. 142, is included in Note 1 to the Consolidated Financial Statements.

PERFORMANCE BY BUSINESS SEGMENT
Disclosures relating to 3M's business segments are provided in this Annual Report on Form 10-K, Item 1, Business Segments. Financial information and other disclosures, including discussion of non-recurring items, are provided in the Notes to the Consolidated Financial Statements. Non-recurring items in 2001 (that were not recorded in Corporate and Unallocated) included acquisition-related costs totaling $23 million ($10 million recorded in Health Care; $7 million in Transportation, Graphics and Safety; and $6 million in Electro and Communications).

The company adopted EITF No. 00-25 effective January 1, 2002. This adoption resulted in a reclassification of approximately $25 million of advertising expenses from selling, general and administrative expenses to net sales for 2000 and 2001, with no impact on operating income. This reclassification resulted in a reduction in both advertising expense and net sales for these years. These reclassifications were reflected in the company's Consumer and Office segment.

Effective July 1, 2002, the company also reclassified net sales and operating income for the realignment of certain businesses from the Health Care segment to the Consumer and Office segment. This alignment will best utilize 3M's consumer and key account expertise to strengthen the position of certain brands in the marketplace. These businesses had net sales of $118 million and operating income of $7 million for total year 2001. This realignment had no impact on total company net sales or operating income.

Transportation, Graphics and Safety Markets (23 percent of consolidated sales):
This market provides products for transportation safety, commercial graphics, respiratory protection, optical display, automotive and personal safety.
Sales in 2002 totaled $3.840 billion, an increase of 8.9 percent from 2001. Sales volumes were up 9.5 percent and pricing decreased six-tenths of a percent. Operating income increased to $915 million, up nearly 32 percent on a reported basis (up about 30 percent excluding non-recurring items in 2001). The growth in both sales and operating income were driven primarily by optical film products. In addition, the occupational health and automotive products also contributed to the sales growth and operating income improvement. In December 2002, 3M completed the acquisition of Corning Precision Lens, Inc., a manufacturer of lens systems for projection televisions. This acquisition will add to the optical product offerings and will operate under the name 3M Precision Optics, Inc. This business had 2002 net sales of approximately $270 million, but since this business was not acquired by 3M until December 2002, there was minimal impact on 2002 sales and operating income of the Transportation, Graphics and Safety Markets.

Health Care Markets (22 percent of consolidated sales):
This market provides innovative products that improve people's health and well-being, including dental, medical supplies, pharmaceuticals, and health information systems. Sales grew to $3.560 billion, an increase of $259 million, or 7.9 percent, from 2001. Sales volumes were up 6.9 percent and pricing increased eight-tenths of one percent. Volume and price both were negatively impacted by generic competition for 3M's branded Tambocor brand pharmaceutical product. Translation had a positive two-tenths of a percent impact on Health Care Market sales in 2002. Operating income increased to $900 million, up 19.5 percent on a reported basis (up about 18 percent excluding non-recurring items in 2001). 3M's medical supplies, dental and pharmaceutical products led the sales and operating income growth.
In December 2002, 3M acquired the remaining 43 percent outstanding shares of 3M Inter-Unitek GmbH (parent company of 3M ESPE Dental AG). Since these results have been fully consolidated since 2001 (when 3M acquired
57 percent of this business), this additional acquisition of the remaining shares had no impact on 2002 sales or operating income of the Health Care Markets segment.

In the pharmaceutical business, an agreement was reached with Eli Lilly and Company in September of 2001 to collaborate on resiquimod, an investigational compound for the treatment of genital herpes. 3M received $100 million in the fourth quarter of 2001 from Lilly in consideration for research and development efforts. Revenue is recognized on a pro-rata basis over the service period. 3M recognized $43 million of revenue relating to this agreement in 2002 and $7 million of revenue in 2001. On February 24, 2003, 3M jointly announced with Lilly suspension of clinical trials of resiquimod because preliminary data from recently completed Phase III trials suggested the dosing of resiquimod used in the studies would not achieve adequate efficacy. The data did not indicate any safety concerns with the drug. 3M and Lilly are working to determine whether to conduct additional clinical trials on resiquimod for genital herpes. Meanwhile, the broader family of Immune Response Modifiers (IRMs) continues to progress. On March 3, 2003, 3M announced positive clinical results in pivotal Phase III studies of Aldara brand (imiquimod) Cream 5%, an immune response modifier (IRM), for multiple actinic keratoses (AK) and superficial basal cell carcinoma (sBCC). These potentially serious skin conditions are a direct result of cumulative sun exposure. With these Phase III results on Aldara, 3M Pharmaceuticals is on schedule for mid-year 2003 FDA submissions of the supplemental new drug applications.

Industrial Markets (20 percent of consolidated sales):
This market provides tapes, coated and nonwoven abrasives, and specialty adhesives. Sales totaled $3.225 billion, an increase of eight-tenths of one percent. Volume decreased 0.3 percent, reflecting continuing weakness in most manufacturing sectors of the economy. Pricing increased 1.5 percent in 2002 and translation negatively impacted sales by four-tenths of one percent. Operating income increased to $563 million, an increase of about 8.5 percent, due to effective cost control and increased efficiencies. Automotive aftermarket, engineered adhesives, and industrial tape products all showed good sales growth and operating income improvement. Coated abrasives and 3M's packaging systems products were hardest hit by the weakness in the manufacturing sector of the economy. During the third quarter of 2002, 3M finalized the acquisition of certain assets and liabilities of Emtech Emulsion Technologies, Inc. and Emtech Manufacturing Corporation. Acquisitions did not have a significant impact on 2002 sales for this segment (less than 1 percent), and did not materially impact operating income.

Consumer and Office Markets (17 percent of consolidated sales):
The Consumer and Office segment serves markets that include consumer, office, education, foodservice and other important markets. Sales in 2002 decreased nine-tenths of one percent to $2.792 billion. Volumes decreased 1.6 percent in 2002. The decrease in volume reflected continued office worker lay-offs and inventory contraction in the retail channel affecting office supplies. Increased pricing had a positive two-tenths of one percent impact, and translation increased sales by five-tenths of one percent. Operating income increased to $514 million, up more than 13 percent for the year. Construction and home improvement products posted strong sales growth and operating income improvement for the year. 3M's home care and office supply products also posted strong operating income improvement. Six Sigma and costs savings from other 3M initiatives drove the operating income improvement.

Electro and Communications Markets (12 percent of consolidated sales):
This segment supplies connecting, splicing, insulating and protective products for the electronics, communications and electrical industries. Sales in 2002 totaled $1.914 billion, down 11.9 percent from the prior year. Volumes were down 11.3 percent in 2002. This decrease in volumes reflected overall softness in the telecom markets. Pricing decreased sales by eight-tenths of one percent, and translation increased sales by two-tenths of one percent. Operating income increased to $265 million, up about 21.5 percent on a reported basis (up about 18 percent excluding non-recurring items in 2001). Operating income growth was broad-based, except for weakness in the Telecom markets.

Specialty Material Markets (6 percent of consolidated sales):
This segment provides high-value materials for demanding applications in chemical processing, automotive, electronics, telecommunications and other industries. Sales totaled $953 million in 2002, a decrease of 6.8 percent from 2001, primarily due to the phase-out of perfluorooctanyl chemistry used to produce repellents and surfactant products. In addition, weaker sales in electronics end-markets contributed to the decrease in sales. Volume decreased
7.7 percent in 2002. Pricing changes did not impact 2002 sales, and translation increased sales by nine-tenths of one percent. Products in 3M's industrial minerals and Dyneon operations both experienced improvements in sales growth and operating income for 2002. Operating income totaled $136 million, down nearly 4 percent. The decrease in operating income was mainly the result of the previously-mentioned phase out of perfluorooctanyl chemistry. This phase out was announced in May 2000, and substantially implemented in that year; additional steps were taken in 2001 and 2002. For related developments, refer to the "Environmental Matters" section in Part I, Item 3, Legal Proceedings.

Information related to 3M's business segments is presented in the table that follows. Additional information is contained in Note 12 to the Consolidated Financial Statements.

---------------------------------------------------------------------------
Business Segment Information                                Depr.  Capital
                               Net    Operating              and   Expendi-
(Millions)                   Sales     Income    Assets**  Amort.    tures
---------------------------------------------------------------------------
Transportation,      2002   $ 3,840    $  915    $ 3,526  $  212    $  161
 Graphics and Safety 2001     3,526       695      2,621     238       208
                     2000     3,518       783      2,741     186       239
---------------------------------------------------------------------------
Health Care          2002     3,560       900      2,409     171       183
                     2001     3,301       753      2,190     187       171
                     2000     3,007       667      1,929     175       179
---------------------------------------------------------------------------
Industrial           2002     3,225       563      2,155     154       144
                     2001     3,199       518      2,134     185       191
                     2000     3,525       641      2,392     213       214
---------------------------------------------------------------------------
Consumer and Office  2002     2,792       514      1,519     118       100
                     2001     2,817       454      1,588     127       114
                     2000     2,951       442      1,807     114       144
---------------------------------------------------------------------------
Electro and          2002     1,914       265      1,670     139        80
  Communications     2001     2,171       218      1,807     157       132
                     2000     2,467       404      1,961     158       208
---------------------------------------------------------------------------
Specialty Material   2002       953       136      1,221      94        87
                     2001     1,022       141      1,208      97       136
                     2000     1,197        57      1,230     144       131
---------------------------------------------------------------------------
Corporate and        2002        48      (247)     2,829      66         8
 Unallocated*        2001        18      (506)     3,058      98        28
                     2000        34        64      2,462      35        --
---------------------------------------------------------------------------
Total Company        2002   $16,332    $3,046    $15,329  $  954    $  763
                     2001    16,054     2,273     14,606   1,089       980
                     2000    16,699     3,058     14,522   1,025     1,115
---------------------------------------------------------------------------

<F1>
*Corporate and Unallocated operating income principally includes corporate investment gains and losses, certain derivative gains and losses, insurance-related gains and losses, certain litigation expenses, restructuring charges and other miscellaneous items. Because this category includes a variety of miscellaneous items, it is subject to fluctuation on a quarterly and annual basis.
<F2>
**Segment assets primarily include accounts receivable; inventory; property, plant and equipment - net; goodwill and intangible assets; and other miscellaneous assets. The increase in 2002 assets for Transportation, Graphics and Safety primarily related to the Corning Precision Lens, Inc. acquisition in December 2002. Assets included in Corporate and Unallocated principally are cash and cash equivalents; insurance receivables; deferred income taxes; certain investments and other assets; and certain unallocated property, plant and equipment.

NEW BUSINESS SEGMENTS REPORTING EFFECTIVE JANUARY 1, 2003:
In September 2002, 3M announced it would strategically realign its organization for faster growth and a closer focus on markets and customers. This realignment resulted in seven new reportable business segments compared to the current structure of six reportable business segments. These structural changes were driven by 3M's strategic planning process and represent an important step toward access to its larger and faster-growing markets. Executive vice president appointments were effective October 1, 2002, but a three-month transition period was provided to realign the existing organization to the new structure. Internal management reporting for the new reportable business segments commenced January 1, 2003.

The new reportable segments are Health Care; Industrial; Consumer and Office; Display and Graphics; Electro and Communications; Safety, Security and Protection Services; and Transportation. The Health Care, and Electro and Communications segments remained largely intact. Specialty Materials was realigned to other segments. A description of each new reportable business segment follows.

The Health Care segment serves markets worldwide including medical, surgical, pharmaceutical, dental, health information systems and other markets. Products provided to these markets include medical and pharmaceutical products, drug delivery systems, dental products, health information systems, and personal care and related products.

The Industrial segment serves a broad range of industrial markets - from aerospace and plastics to metalworking and packaging. Products include abrasives, engineered adhesives, industrial tape, packaging systems, superabrasives and microfinishing systems, surface conditioning products, Dyneon brand materials, performance materials, specialty materials, and filtration products.

The Consumer and Office segment serves markets that include consumer, office, education, foodservice and other important markets. Products in this segment include office supply products, stationery products, construction and home improvement products, protective material products, home care, and visual systems products.

The Display and Graphics segment serves markets that include electronic display, touch screen, commercial graphics, traffic control materials and other major markets. This segment includes products related to traffic control materials, optical systems, commercial graphics and specialty film and media products.

The Electro and Communications segment serves the electronic and telecommunications markets with products that speed the delivery of information and ideas, while also reducing costs. This segment also serves the electrical power market. Products include electronic and interconnect solutions, microinterconnect systems, telecommunication products and electrical products.

The Safety, Security and Protection Services segment strives to increase the safety, security and productivity of workers, facilities and systems around the world. This includes products related to occupational health and safety, commercial care, safety and security, industrial mineral, food services trade, consumer safety and light management, and corrosion protection products.

The Transportation segment serves automotive manufacturers, automotive body shops, the aerospace and marine industries, and other segments of the transportation market worldwide. This segment includes products for the automotive aftermarket, automotive OEM market, aerospace and aircraft maintenance, marine trades, and commercial vehicles.

Proforma results for this new organizational structure effective January 1, 2003 follow. The company believes this information will assist shareholders in their understanding of the company and how it will operate going forward.

----------------------------------------------------------------------------
Supplemental Proforma Business Segment Information
Based on Segment Structure Effective January 1, 2003
                                                            Depr.  Capital
                               Net    Operating              and   Expendi-
(Millions)                   Sales     Income    Assets**  Amort.    tures
----------------------------------------------------------------------------
Health Care          2002   $ 3,560    $  900    $ 2,409   $ 171    $  183
                     2001     3,301       753      2,190     187       171
                     2000     3,007       667      1,929     175       179
----------------------------------------------------------------------------
Industrial           2002     3,147       487      2,685     196       158
                     2001     3,163       457      2,660     199       201
                     2000     3,548       641      2,904     191       244
----------------------------------------------------------------------------
Consumer and Office  2002     2,444       448      1,354     113        90
                     2001     2,523       410      1,429     133       123
                     2000     2,753       437      1,695     128       154
----------------------------------------------------------------------------
Display and Graphics 2002     2,228       534      2,476     135        84
                     2001     1,997       372      1,619     169       117
                     2000     1,967       474      1,684     158       165
----------------------------------------------------------------------------
Electro and          2002     1,831       253      1,633     110        77
  Communications     2001     2,107       215      1,768     136       148
                     2000     2,398       399      1,916     120       204
----------------------------------------------------------------------------
Safety, Security     2002     1,686       338      1,097      97       105
  and Protection     2001     1,639       302      1,054     104       122
  Services           2000     1,615       265      1,021      99        75
----------------------------------------------------------------------------
Transportation       2002     1,388       333        846      66        58
                     2001     1,306       270        828      63        70
                     2000     1,377       279        911      63        94
----------------------------------------------------------------------------
Corporate and        2002        48      (247)     2,829      66         8
 Unallocated*        2001        18      (506)     3,058      98        28
                     2000        34      (104)     2,462      91        --
----------------------------------------------------------------------------
Total Company        2002   $16,332    $3,046    $15,329  $  954    $  763
                     2001    16,054     2,273     14,606   1,089       980
                     2000    16,699     3,058     14,522   1,025     1,115
----------------------------------------------------------------------------

<F1>
*Corporate and Unallocated operating income principally includes corporate investment gains and losses, certain derivative gains and losses, insurance-related gains and losses, certain litigation expenses, restructuring charges and other miscellaneous items. Because this category includes a variety of miscellaneous items, it is subject to fluctuation on a quarterly and annual basis.
<F2>
**Segment assets primarily include accounts receivable; inventory; property, plant and equipment - net; goodwill and intangible assets; and other miscellaneous assets. The increase in 2002 assets for Display and Graphics primarily related to the Corning Precision Lens, Inc. acquisition in December 2002. Assets included in Corporate and Unallocated principally are cash and cash equivalents; insurance receivables; deferred income taxes; certain investments and other assets; and certain unallocated property, plant and equipment.

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

Operating income in 2002 included non-recurring charges of $202 million related to the restructuring plan (recorded in Corporate and Unallocated).
Depreciation and amortization of $954 million included accelerated depreciation (shortened lives) of $47 million related to the restructuring (recorded in Corporate and Unallocated).

Operating income in 2001 included non-recurring charges of $504 million. Non-recurring charges, principally related to the company's restructuring plan, totaled $569 million (recorded in Corporate and Unallocated). Acquisition-related costs totaled $23 million ($10 million recorded in Health Care; $7 million in Display and Graphics; and $6 million in Electro and Communications). Additional items recorded in Corporate and Unallocated included a reversal of a 1999 litigation accrual of $73 million, and a gain of $15 million related to the net impact of the sale and write-down of available-for-sale equity securities. Depreciation and amortization of $1.089 billion included accelerated depreciation (shortened lives) of $80 million related to the restructuring (recorded in Corporate and Unallocated).

Operating income in 2000 included non-recurring net losses of $23 million. Non-recurring costs included $168 million related to the company's phase-out of perfluorooctanyl-based chemistry products (recorded in Corporate and Unallocated). This $168 million included $56 million of accelerated depreciation (included in Corporate and Unallocated depreciation and amortization), $48 million of impairment losses, and severance and other costs. Other non-recurring costs included a $20 million write-down of corporate and unallocated assets, and $20 million of other non-recurring expenses ($13 million related to acquisitions in the Electro and Communications segment). Non-recurring operating income gains in 2000 of $135 million were largely related to corporate and unallocated asset dispositions, principally the sale of available-for-sale equity securities. Operating income in 2000 also included a $50 million gain from the termination of a product distribution agreement in the Health Care segment.

PERFORMANCE BY GEOGRAPHIC AREA
Financial information, including discussion of non-recurring items, related to 3M operations in various geographic areas is provided in Note 13 to the Consolidated Financial Statements. Some of the products or components sold by 3M's international countries to third parties are exported back to the United States and other parts of the world. Thus, the net sales growth by geography may not be indicative of end-user consumption in the local country. Non-recurring pre-tax losses of $202 million in 2002 and $504 million in 2001, primarily related to the restructuring, are included in Eliminations and Other (not assigned to a specific geographic area).

United States (45 percent of consolidated sales):
Sales in the United States totaled $7.426 billion, down 1.3 percent from 2001. U.S. core volume declined 1.6 percent. Operating income was up 14.8 percent. Weak overall sales in Electro and Communications, Specialty Material and Industrial segments were partially offset by good growth in the Health Care and Consumer and Office segments.

Europe and Middle East (25 percent of consolidated sales):
Sales in Europe and the Middle East totaled $4.035 billion, up 1.9 percent from 2001. Volume decreased 3.5 percent and selling prices were up two-tenths of one percent. Currency translation increased sales by 5.2 percent. The significant downturn in the telecom industry negatively impacted Europe's sales. However, higher growth in the Health Care segment provided some offset to the telecom impact. Despite the decrease in volumes, 2002 operating income increased by 20 percent. Operating income was 17.0 percent of sales, compared with 14.4 percent of sales in 2001.

Asia Pacific (21 percent of consolidated sales):
Sales in Asia Pacific totaled $3.431 billion, up 12.8 percent from 2001. Volume in the Asia Pacific area increased 14.4 percent, driven by the Transportation, Graphics and Safety, Health Care and Industrial segments. Selling prices decreased 1.7 percent, while currency translation increased sales by one-tenth of one percent. Operating income was 29.4 percent of sales, up from 26.5 percent in 2001. In Japan, home of 3M's largest international company, volume increased 7.5 percent. Volume in the remainder of the Asia Pacific region increased about 21 percent.

Latin America, Canada and Africa (9 percent of consolidated sales):
Sales in Latin America, Canada and Africa combined totaled $1.392 billion, down
6.8 percent from 2001. In Latin America, local-currency sales increased 5.3 percent. Currency reduced Latin America sales by 16.4 percent. Economic and political instability negatively impacted sales in many parts of Latin America during 2002. In Canada, volume increased 4.6 percent. Selling prices increased nine-tenths of one percent, while translation decreased 1.1 percent. Operating income for Latin America, Canada and Africa was 28.0 percent of sales, up from 24.1 percent in 2001.

FINANCIAL CONDITION AND LIQUIDITY
The company's financial condition and liquidity at December 31, 2002, remains strong. Various assets and liabilities, including cash and short-term debt, can fluctuate significantly from month to month depending on short-term liquidity needs. Working capital (defined as current assets minus current liabilities) totaled $1.602 billion at December 31, 2002, decreasing $185 million from year-end 2001.

The accounts receivable turnover index (defined as quarterly net sales multiplied by 4 divided by ending net accounts receivable) totaled 6.55 at December 31, 2002, an improvement from 6.22 at year-end 2001. Receivables increased $45 million compared with year-end 2001, with currency translation increasing the accounts receivable balance by $147 million (due to the weaker U.S. dollar). The inventory turnover index (defined as quarterly factory cost excluding non-recurring amounts multiplied by 4 divided by ending inventory) was 4.17 at December 31, 2002, an improvement from 3.76 at year-end 2001. Inventories declined $160 million compared with year-end 2001, despite currency translation increasing the inventory balance by $88 million compared with December 31, 2001.

Cash flows provided by operating activities totaled $2.992 billion in 2002, $3.078 billion in 2001 and $2.326 billion in 2000. Cash flows from operating activities can fluctuate significantly from period to period. Pension funding decisions, tax timing differences and other items can significantly impact cash flows. In 2002, 3M funded certain employee pension plans by nearly $1.1 billion, primarily in the third and fourth quarters of 2002 (discussed in more detail later), resulting in a decrease of operating cash flows. Cash flow benefits resulted from increased profitability, working capital improvements and tax timing differences. In 2001, working capital reductions drove the
increase.   As discussed in the "Performance by Business Segment" section of this report, 3M received $100 million from Eli Lilly and Company in the fourth quarter of 2001 relating to a pharmaceutical agreement. In 2002, 3M made $306 million of payments under the restructuring plan, compared with $159 million in 2001. In 2002, 2001 and 2000, 3M's insurance recoveries, net of claims paid, related to the breast implant litigation totaled $51 million, $101 million and $49 million, respectively. Most of the company's implant liabilities have been paid; accordingly, receipt of related insurance recoveries will increase future cash flows. For a more detailed discussion, refer to Part I, Item 3, Legal Proceedings, of this Annual Report on Form 10-K.

Globally, 3M's pension plan assets have declined due to recent equity market weakness while pension liabilities and benefit payments have continued to grow. 3M's pension plan assets were below 3M's accumulated benefit obligation
(ABO) at its most recent plan measurement dates for certain plans. Accounting rules require that, if ABO exceeds the fair value of pension plan assets, the employer must recognize a liability that is at least equal to the unfunded ABO. In the fourth quarter of 2002, 3M recorded a minimum pension liability adjustment that impacted other comprehensive income by $1.056 billion (net of tax). Other comprehensive income captures certain items excluded from net income, such as changes in cumulative translation, unrealized gains or losses related to available-for-sale equity securities, as well as additional minimum pension liabilities not yet recognized in the Consolidated Statement of Income as part of net pension cost. Other balance sheet accounts impacted by this included deferred tax assets (increase of $666 million), unfunded pension assets (decrease of $1.185 billion), pension and other liabilities (increase of $641 million), and an intangible asset related to unrecognized prior service costs (increase of $104 million). In the third quarter of 2002, the company's U.S. pension contribution of $789 million resulted in an increase in prepaid pension assets and an increase of approximately $300 million in deferred income tax liabilities. Future pension contributions will depend on market conditions. In looking at a number of different scenarios, 3M is confident its strong cash flow and balance sheet will allow it to fund future pension needs without compromising growth opportunities.

Cash used in investing activities totaled $1.927 billion in 2002, compared with $1.050 billion in 2001 and $1.373 billion in 2000.
Purchases of property, plant and equipment totaled $763 million in 2002, $980 million in 2001, and $1.115 billion in 2000. These investments are helping to meet product demand and increase manufacturing efficiency. 3M expects to spend approximately $900 million in 2003 on purchases of property, plant and equipment. Proceeds from the sale of property, plant and equipment totaled $82 million, down from approximately $100 million in both 2001 and 2000.

Cash used for acquisitions of businesses totaled $1.258 billion in 2002, $218 million in 2001 and $472 million in 2000. 3M completed two significant transactions in 2002. First, 3M purchased Corning Precision Lens, Inc. for approximately $850 million, or approximately $680 million after considering the net present value of the joint election tax benefit under Section 338(h)(10), which allows goodwill to be fully deductible for tax purposes over a period of 15 years. Second, 3M purchased the 43 percent minority shares of 3M Inter-Unitek GmbH for approximately $304 million. The company also entered into seven other business combinations in 2002 for a total of $104 million in cash (net of cash acquired) and $35 million of 3M common stock. Refer to Note 3 in the Consolidated Financial Statements for additional information on business combinations.

There were three significant business combinations in 2001. 3M acquired MicroTouch Systems Inc., a touch screen manufacturer, for $158 million in cash, net of cash acquired. 3M also acquired Robinson Nugent, Inc., a telecommunications supplier, in exchange for 1,124,135 shares of 3M common stock. The company also combined its German dental business (3M Inter-Unitek GmbH, an existing 3M subsidiary) with ESPE Dental AG, a dental products manufacturer. 3M Inter-Unitek GmbH acquired 100 percent of the outstanding shares of ESPE Dental AG in exchange for 43 percent ownership in 3M Inter-Unitek GmbH and $25 million, net of cash acquired (see previous discussion concerning the purchase of the remaining 3M Inter-Unitek GmbH minority shares in 2002). Acquisition activity in 2001 also included the purchase, for less than $50 million, of five smaller companies that had combined annual net sales of less than $50 million in total.

Acquisitions in 2000 totaled $472 million in cash (net of cash acquired), plus 128,994 shares of 3M common stock. This included the purchase of 91 percent (subsequently increased to 99 percent) of Quante AG (a telecommunications supplier); the purchase of the multi-layer integrated circuit packaging line of W.L. Gore and Associates; and the acquisition of seven smaller businesses. These seven smaller businesses had a combined purchase price of less than $125 million and combined annual net sales of less than $75 million.

The company is actively considering additional acquisitions. In January 2003, 3M entered into two additional business combinations, neither of which impacted 2002 operating results or the balance sheet as of December 31, 2002. 3M purchased an additional 25 percent share of Sumitomo 3M Limited, a Japanese company, from NEC Corporation for approximately $375 million. Prior to this purchase, 3M controlled and owned 50 percent of Sumitomo 3M Limited and fully consolidated both Sumitomo 3M Limited's balance sheet and results of operations, with a provision for the minority interest that did not have participating rights. In a smaller acquisition, 3M acquired 100 percent of the common shares of Solvay Fluoropolymers, which has manufacturing facilities located in Decatur, Alabama. Although purchase price allocations have not been finalized, 3M expects no in-process research and development charges resulting from these acquisitions.

Purchases of investments totaled $7 million in 2002 and $12 million in both 2001 and 2000. These purchases include additional survivor benefit insurance and equity investments.

Total debt at December 31, 2002, was $3.377 billion, up from $2.893 billion at year-end 2001. Total debt was 36 percent of total capital, compared with 32 percent at year-end 2001. The company financed the fourth quarter 2002 Corning Precision Lens, Inc. acquisition through a combination of operating cash flows and other financing. Other fourth quarter 2002 events that impacted the debt to capital ratio included the purchase by 3M of the remaining 43 percent minority interest in 3M Inter-Unitek GmbH for cash of $304 million, and the equity reduction from the minimum pension liability adjustment effect on other comprehensive income of approximately $1.1 billion. For these reasons, 3M's debt to capital for year-end 2002 totaled 36 percent and may stay close to that level for the next quarter or two. The debt to capital ratio is expected to return to the 30 to 35 percent range shortly thereafter.

In 2002, the cash flow decrease in net short-term debt of $204 million includes the portion of short-term debt with original maturities of three months or less. The repayment of debt of $497 million primarily related to the repayment of commercial paper having original maturities greater than three months. The proceeds from debt of $1.146 billion included $550 million related to issuance of convertible debt in 2002 (discussed in more detail later), $400 million related to a 2002 debt issuance under the medium-term notes program, and the balance was largely comprised of commercial paper having original maturities greater than three months. In 2001, both repayment and proceeds from debt amounts include large amounts related to commercial paper having original maturities greater than three months.

On November 15, 2002, 3M sold $639 Million in aggregate face amount of 30-year zero coupon senior notes (the "Convertible Notes") that are convertible into shares of 3M common stock. The gross proceeds from the offering, to be used for general corporate purposes, were $550 million ($540 million net of issuance costs). The terms of the Convertible Notes include a yield to maturity of .50 percent and an initial conversion premium of 40 percent over the $130.00 closing price of 3M common stock on November 14, 2002. If certain conditions for conversion (relating to the closing common stock prices of 3M exceeding certain thresholds for specified periods) are met, holders may convert each of the 30-year zero-coupon senior notes into 4.7301 shares of 3M common stock in any calendar quarter commencing after March 31, 2003. If the conditions for conversion are met, and 3M elects not to settle in cash, the 30-year zero-coupon senior notes will be convertible in the aggregate into approximately 3.0 million shares of 3M common stock. 3M may redeem the 30-year zero-coupon senior notes at any time in whole or in part, after five years at the greater of the accreted conversion price or the current market price. Holders of the 30-year zero-coupon senior notes have the option to require 3M to purchase their notes at accreted value in years three, five, 10, 15, 20 and
25. 3M may choose to pay the redemption purchase price in cash and/or common stock. Debt issuance costs are amortized on a straight-line basis over a three-year period beginning in November 2002. There was no impact on 3M's 2002 diluted earnings per share, as the conversion rights commence after March 31, 2003. On February 14, 2003, 3M registered these Convertible Notes in a registration statement filed with the Securities and Exchange Commission.

In December 2000, the company issued approximately $350 million of debt securities, remarketable annually (with a final maturity date of December
2010), which is classified as short-term debt. In October 2000, the company filed a shelf registration with the Securities and Exchange Commission relating to the potential offering of debt securities of up to $1.5 billion. After the shelf registration became effective, the company, in May 2001, established under the shelf a medium-term notes program through which up to $1.4 billion of medium-term notes may be offered. 3M plans to use the net proceeds from future issuances of debt securities under these registrations for general corporate purposes, including the repayment of debt or the financing of possible acquisitions. As of December 31, 2002, $950 million of medium-term notes had been issued under the medium-term note program and another $56 million of debt securities had been issued directly from the shelf, aggregating $1.006 billion of outstanding debt securities issued under the shelf.

The company's liquidity position remains strong. Primary short-term liquidity needs are provided through U.S. commercial paper and euro commercial paper issuances. At year-end 2002, outstanding total commercial paper issued totaled $494 million and averaged approximately $455 million during 2002. Medium-term note shelf borrowing capacity totaled $450 million at year-end 2002. Credit support for outstanding commercial paper is provided by a $565 million, 364-day credit agreement among a group of primary relationship banks. The facility provides up to $65 million in letters of credit ($64 million of which was outstanding at December 31, 2002). Committed credit facilities of $91 million are in place across several international subsidiary locations. The company also has uncommitted lines of credit totaling $250 million. The company expects to renew the committed lines of credit facilities in 2003. The company believes it is unlikely that its access to the commercial paper market will be restricted. Cash and cash equivalents and certain other current assets could provide additional liquidity to meet near term obligations, if necessary.

At year-end 2002, certain debt agreements ($565 million of short-term lines of credit, $350 million of dealer remarketable securities, and the $271 million of ESOP debt) had ratings triggers (BBB-/Baa3 or lower) that would require repayment of debt. The company currently has an AA/Aa1 rating.

A summary of the company's significant contractual obligations follows.
Certain unconditional purchase obligations relate to take or pay contracts with terms in excess of one year, in which 3M has typically guaranteed payment to ensure availability of products or services that are sold to customers. The company expects to receive consideration (products or services) for a majority of these unconditional purchase obligations. Other contractual obligations are not significant. The ESOP debt guarantee is recorded as a component of long-term debt.

-------------------------------------------------------------------------------
Contractual Obligations
                                           Payments due by year
                                                                         After
(Millions)                    Total   2003   2004   2005   2006   2007    2007
-------------------------------------------------------------------------------
Long-term debt
 (including current portion) $2,493   $353   $385   $437   $ 39   $ 40  $1,239
Operating leases                283     71     52     34     25     19      82
Capital leases                  111      4      4      4      4      4      91
Unconditional purchase
 obligations                    153     66     46     27      4      3       7
-------------------------------------------------------------------------------
Total contractual cash
 obligations                 $3,040   $494   $487   $502   $ 72   $ 66  $1,419
-------------------------------------------------------------------------------

3M's guarantees of loans with third parties, indemnification contracts, and other guarantees are estimated at approximately $25 million. 3M's accrued product warranty liability is also estimated at approximately $25 million. 3M does not consider these amounts to be significant.

Repurchases of 3M common stock totaled $942 million in 2002, compared with $1.322 billion in 2001 and $814 million in 2000. Repurchases were made to support the company's management stock option plan, its general employees' stock purchase plan, and for other corporate purposes. In November 2001, the Board of Directors authorized the repurchase of up to $2.5 billion of the company's common stock. This share repurchase authorization is effective from January 1, 2002, through December 31, 2003. In 2002, the company purchased approximately 7.9 million shares for $942 million.

The reduction in annual weighted average diluted shares outstanding (including the effects of repurchases, issuances and dilution) resulted in a benefit of 6 cents per diluted share in 2002 and 8 cents per diluted share in 2000. There was no impact in 2001.

Cash dividends paid to stockholders in 2002 totaled $968 million, or $2.48 per share. 3M has paid dividends since 1916. In February 2003, the Board of Directors increased the quarterly dividend on 3M common stock to 66 cents per share, equivalent to an annual dividend of $2.64 per share. This marks the 45th consecutive year of dividend increases.

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

A variance/co-variance statistical modeling technique was used to test the company's exposure to changes in currency and interest rates and assess the risk of loss in after-tax earnings of financial instruments, derivatives and underlying exposures outstanding at December 31, 2002. The model (third-party bank dataset) used a 95 percent confidence level over a 12-month time horizon. Based on this analysis of the company's interest rate risks, possible changes in interest rates would not adversely impact after-tax earnings by a material amount ($7 million at December 31, 2002, and $6 million at December 31, 2001). Based on this analysis of the primary foreign exchange risks, possible changes in foreign exchange rates could adversely impact after-tax earnings by $40 million ($57 million at December 31, 2001). In 2002, the actual currency impact did not exceed the value-at-risk after-tax amount of $40 million. This model analyzed more than 20 different currencies, but does not purport to represent what actually will be experienced by the company. This model does not include certain hedge transactions, because the company believes their inclusion would not materially impact the results.

The company is increasingly striving to more closely align its manufacturing and sourcing with geographic market sales, which will move costs outside the United States. This will also help mitigate the effects from currency fluctuations. In 2001, the company increased the amount and duration of its foreign currency hedges to help lessen year-over-year impacts and to improve the predictability of future earnings. However, this hedging program will not make 3M immune to currency impacts.

Sensitivity analysis was used to assess commodity risks. The technique used evaluates the effect that changes in the market value of commodities will have on the company's commodity derivative instruments. At year-end 2002 and 2001, the potential change in fair value of commodity derivative instruments, assuming a 10 percent adverse change in the underlying commodity price, was not material ($1 million after tax at December 31, 2002, and $4 million after tax at December 31, 2001).

The global exposures related to purchased components and materials are such that a one percent price change would result in a pre-tax cost or savings of approximately $40 million per year. Derivative instruments are used to partially hedge about one percent of this exposure. The global energy exposure is such that a 10 percent price change would result in a pre-tax cost or savings of approximately $30 million per year. Derivative instruments are used to partially hedge about 15 percent of this energy exposure.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

In the context of Item 7A, market risk refers to the risk of loss arising from adverse changes in financial and derivative instrument market rates and prices, such as fluctuations in interest rates and foreign-currency exchange rates. The company discusses risk management in various places throughout this document, including discussions in Item 7 concerning Financial Condition and Liquidity, and Financial Instruments, and in the Notes to Consolidated Financial Statements (Debt, Derivatives and Other Financial Instruments, and the Derivatives and Hedging Activities accounting policy). All derivative activity is governed by written policies, and a value-at-risk analysis is provided for these derivatives. The company does not have leveraged derivative positions.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        Index to Financial Statements
                                                            Reference (pages)
                                                                 Form 10-K
                                                            -----------------
   Responsibility for Financial Reporting .....................    39

   Report of Independent Accountants ..........................    40

   Consolidated Statement of Income for the years ended
     December 31, 2002, 2001 and 2000 .........................    41

   Consolidated Balance Sheet at December 31, 2002 and
     2001 .....................................................    42

   Consolidated Statement of Changes in Stockholders'
     Equity and Comprehensive Income for the years ended
     December 31, 2002, 2001 and 2000..........................    43

   Consolidated Statement of Cash Flows for the years ended
     December 31, 2002, 2001 and 2000 .........................    44

   Notes to Consolidated Financial Statements ................. 45-73

     Note  1.  Significant Accounting Policies                     45
     Note  2.  Restructuring Charges                               49
     Note  3.  Acquisitions and Divestitures                       51
     Note  4.  Goodwill and Indefinite-Lived Intangible Assets     54
     Note  5.  Supplemental Statement of Income Information        56
     Note  6.  Supplemental Balance Sheet Information              56
     Note  7.  Supplemental Stockholder's Equity and
                 Comprehensive Income Information                  58
     Note  8.  Supplemental Cash Flow Information                  58
     Note  9.  Debt                                                59
     Note 10.  Derivatives and Other Financial Instruments         60
     Note 11.  Income Taxes                                        63
     Note 12.  Business Segments                                   65
     Note 13.  Geographic Areas                                    67
     Note 14.  Pension and Postretirement Benefit Plans            67
     Note 15.  Employee Savings and Stock Ownership Plans          69
     Note 16.  General Employee's Stock Purchase Plan              70
     Note 17.  Management Stock Ownership Program                  70
     Note 18.  Commitments and Contingencies                       72
     Note 19.  Quarterly Data (Unaudited)                          73


                      RESPONSIBILITY FOR FINANCIAL REPORTING

Management is responsible for the integrity and objectivity of the financial information included in this report. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Where necessary, the financial statements reflect estimates based on management judgment.

Management has established and maintains a system of internal accounting and other controls for the company and its subsidiaries. Management believes that established accounting procedures and related systems of internal control provide reasonable assurance that assets are safeguarded, that the books and records properly reflect all transactions, and that policies and procedures are implemented by qualified personnel. The company's system of internal controls is supported by widely communicated written policies, including business conduct policies, which are designed to require all employees to maintain high ethical standards in the conduct of company affairs. Internal auditors continually review the accounting and control systems.

The Audit Committee, composed entirely of outside members of the Board of Directors, meets regularly with representatives of management, the independent accountants and the company's internal auditors to monitor the functioning of the accounting control systems and to review the results of the auditing activities. The Audit Committee selects the independent accountants for appointment, subject to shareholder ratification. The independent accountants have full and free access to the Audit Committee. The independent accountants conduct an objective, independent audit of the financial statements.



/s/ W. James McNerney, Jr.                  /s/ Patrick D. Campbell
----------------------------                --------------------------

W. James McNerney, Jr.                      Patrick D. Campbell
Chief Executive Officer                     Chief Financial Officer
3M Company                                  3M Company

                      REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of 3M Company:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the consolidated financial position of 3M Company and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 1 and Note 4 to the Consolidated Financial Statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."


/s/ PricewaterhouseCoopers LLP
---------------------------------

PricewaterhouseCoopers LLP

Minneapolis, Minnesota
February 10, 2003

CONSOLIDATED STATEMENT OF INCOME
---------------------------------------------------------------------------------
3M Company and Subsidiaries
Years ended December 31
(Amounts in millions, except per share amounts)           2002     2001     2000
---------------------------------------------------------------------------------
Net sales                                              $16,332  $16,054  $16,699
---------------------------------------------------------------------------------
Operating expenses
  Cost of sales                                          8,496    8,749    8,787
  Selling, general and administrative expenses           3,720    4,036    3,938
  Research, development and related expenses             1,070    1,084    1,101
  Other expense (income)                                    --      (88)    (185)
---------------------------------------------------------------------------------
    Total                                               13,286   13,781   13,641
---------------------------------------------------------------------------------
Operating income                                         3,046    2,273    3,058
---------------------------------------------------------------------------------

Interest expense and income
  Interest expense                                          80      124      111
  Interest income                                          (39)     (37)     (27)
---------------------------------------------------------------------------------
    Total                                                   41       87       84
---------------------------------------------------------------------------------

Income before income taxes, minority interest
  and cumulative effect of accounting change             3,005    2,186    2,974
Provision for income taxes                                 966      702    1,025
Minority interest                                           65       54       92
---------------------------------------------------------------------------------
Income before cumulative effect of accounting change     1,974    1,430    1,857
Cumulative effect of accounting change                      --       --      (75)
---------------------------------------------------------------------------------
    Net income                                         $ 1,974  $ 1,430  $ 1,782
---------------------------------------------------------------------------------

Weighted average common shares outstanding - basic       390.0    394.3    395.7
Earnings per share - basic
  Income before cumulative effect of accounting change $  5.06  $  3.63  $  4.69
  Cumulative effect of accounting change                    --       --     (.19)
---------------------------------------------------------------------------------
    Net income                                         $  5.06  $  3.63  $  4.50
---------------------------------------------------------------------------------

Weighted average common shares outstanding - diluted     395.5    399.9    399.9
Earnings per share - diluted
  Income before cumulative effect of accounting change $  4.99  $  3.58  $  4.64
  Cumulative effect of accounting change                    --       --     (.19)
---------------------------------------------------------------------------------
    Net income                                         $  4.99  $  3.58  $  4.45
---------------------------------------------------------------------------------

<F1>
The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

CONSOLIDATED BALANCE SHEET
----------------------------------------------------------------------------
3M Company and Subsidiaries
At December 31
(Dollars in millions, except per share amounts)             2002       2001
----------------------------------------------------------------------------
Assets
Current assets
  Cash and cash equivalents                              $   618    $   616
  Accounts receivable - net                                2,527      2,482
  Inventories                                              1,931      2,091
  Other current assets                                       983      1,107
----------------------------------------------------------------------------
          Total current assets                             6,059      6,296

Investments                                                  238        275
Property, plant and equipment - net                        5,621      5,615
Goodwill                                                   1,898      1,012
Intangible assets                                            269        238
Other assets                                               1,244      1,170
----------------------------------------------------------------------------
          Total assets                                   $15,329    $14,606
----------------------------------------------------------------------------

Liabilities and Stockholders' Equity
Current liabilities
  Short-term debt                                        $ 1,237    $ 1,373
  Accounts payable                                           945        753
  Payroll                                                    411        539
  Income taxes                                               518        596
  Other current liabilities                                1,346      1,248
----------------------------------------------------------------------------
          Total current liabilities                        4,457      4,509

Long-term debt                                             2,140      1,520
Other liabilities                                          2,739      2,491
----------------------------------------------------------------------------
          Total liabilities                                9,336      8,520
----------------------------------------------------------------------------

Commitments and contingencies (Note 18)

Stockholders' equity
  Common stock, par value $.01 per share                       5          5
    Shares outstanding - 2002: 390,195,681
                         2001: 391,303,636
  Capital in excess of par value                             291        291
  Retained earnings                                       12,748     11,914
  Treasury stock                                          (4,767)    (4,633)
  Unearned compensation                                     (258)      (286)
  Accumulated other comprehensive income (loss)           (2,026)    (1,205)
----------------------------------------------------------------------------
          Stockholders' equity - net                       5,993      6,086

----------------------------------------------------------------------------
          Total liabilities and stockholders' equity     $15,329    $14,606
----------------------------------------------------------------------------

<F1>
The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
------------------------------------------------------------------------------------------------
3M Company and Subsidiaries

                                                                                    Accumulated
                                                   Common                                 Other
                                                Stock and                               Compre-
                                               Capital in                     Unearned  hensive
(Dollars in millions,                              Excess  Retained  Treasury   Compen-  Income
except per share amounts)                   Total  of Par  Earnings     Stock   sation    (Loss)
------------------------------------------------------------------------------------------------
    Balance at December 31, 1999           $6,289    $296   $10,741   $(3,833)   $(327)   $(588)
------------------------------------------------------------------------------------------------

Net income                                  1,782             1,782
Cumulative translation adjustment - net
  of $5 million tax provision                (191)                                         (191)
Minimum pension liability adjustment - net
  of $37 million tax benefit                  (28)                                          (28)
Debt and equity securities, unrealized
  loss - net of $65 million tax benefit      (107)                                         (107)
--------------------------------------------------
    Total comprehensive income              1,456
Dividends paid ($2.32 per share)             (918)             (918)
Amortization of unearned compensation          24                                   24
Reacquired stock (9.1 million shares)        (814)                       (814)
Issuances pursuant to stock option
  and benefit plans (6.3 million shares)      483               (88)      571
Issuances pursuant to acquisitions
  (129 thousand shares)                        11                          11
------------------------------------------------------------------------------------------------
    Balance at December 31, 2000           $6,531    $296   $11,517   $(4,065)   $(303)   $(914)
------------------------------------------------------------------------------------------------

Net income                                  1,430             1,430
Cumulative translation adjustment - net
  of $14 million tax provision               (267)                                         (267)
Minimum pension liability adjustment - net
  of $15 million tax benefit                  (16)                                          (16)
Debt and equity securities, unrealized
  loss - net of $11 million tax benefit       (17)                                          (17)
Derivative financial instruments - unrealized
  gain - net of $5 million tax provision        9                                             9
--------------------------------------------------
    Total comprehensive income              1,139

Dividends paid ($2.40 per share)             (948)             (948)
Amortization of unearned compensation          17                                   17
Reacquired stock (12.0 million shares)     (1,322)                     (1,322)
Issuances pursuant to stock option
  and benefit plans (6.1 million shares)      543               (85)      628
Issuances pursuant to acquisitions, net
  of returns of $1 million from escrow
  (net 1.1 million shares issued)             126                         126
------------------------------------------------------------------------------------------------
    Balance at December 31, 2001           $6,086    $296   $11,914   $(4,633)   $(286) $(1,205)
------------------------------------------------------------------------------------------------

Net income                                  1,974             1,974
Cumulative translation adjustment - net
  of $14 million tax benefit                  294                                           294
Minimum pension liability adjustment - net
  of $666 million tax benefit              (1,056)                                       (1,056)
Debt and equity securities, unrealized
  loss - net of $6 million tax benefit        (11)                                          (11)
Derivative financial instruments - unrealized
  gain - net of $28 million tax benefit       (48)                                          (48)
--------------------------------------------------
    Total comprehensive income              1,153

Dividends paid ($2.48 per share)             (968)            (968)
Amortization of unearned compensation          28                                  28
Reacquired stock (7.9 million shares)        (942)                      (942)
Issuances pursuant to stock option
  and benefit plans (6.8 million shares)      601             (172)      773
Issuances pursuant to acquisitions,
    (278 thousand shares)                      35                         35
------------------------------------------------------------------------------------------------
    Balance at December 31, 2002           $5,993   $296   $12,748   $(4,767)   $(258)  $(2,026)
------------------------------------------------------------------------------------------------

<F1>
The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

CONSOLIDATED STATEMENT OF CASH FLOWS
------------------------------------------------------------------------------
3M Company and Subsidiaries
Years ended December 31                                 2002     2001    2000
(Dollars in millions)
------------------------------------------------------------------------------
Cash Flows from Operating Activities
Net income                                           $ 1,974   $1,430   $1,782
Adjustments to reconcile net income
    to net cash provided by operating activities
  Depreciation and amortization                          954    1,089    1,025
  Pension company contributions                       (1,086)    (157)    (150)
  Deferred income tax provision                          579        1       89
  Changes in assets and liabilities
    Accounts receivable                                  145      345     (171)
    Inventories                                          279      194     (261)
    Other current assets                                  58      (97)     (69)
    Other assets - net of amortization                   (54)     109      (17)
    Income taxes payable                                 (11)     211       88
    Accounts payable and other current liabilities       (33)     (62)      65
    Other liabilities                                    113        8      (70)
  Other - net                                             74        7       15
-------------------------------------------------------------------------------
Net cash provided by operating activities              2,992    3,078    2,326
-------------------------------------------------------------------------------

Cash Flows from Investing Activities
Purchases of property, plant and equipment              (763)    (980)  (1,115)
Proceeds from sale of property, plant and equipment       82      102      104
Acquisitions of businesses                            (1,258)    (218)    (472)
Proceeds from sale of businesses                           1       11        1
Purchases of investments                                  (7)     (12)     (12)
Proceeds from sale of investments                         18       47      121
-------------------------------------------------------------------------------
Net cash used in investing activities                 (1,927)  (1,050)  (1,373)
-------------------------------------------------------------------------------

Cash Flows from Financing Activities
Change in short-term debt - net                         (204)     (20)    (236)
Repayment of debt (maturities greater than 90 days)     (497)  (1,564)     (23)
Proceeds from debt (maturities greater than 90 days)   1,146    1,693      495
Purchases of treasury stock                             (942)  (1,322)    (814)
Reissuances of treasury stock                            522      462      425
Dividends paid to stockholders                          (968)    (948)    (918)
Distributions to minority interests                      (78)     (17)     (60)
-------------------------------------------------------------------------------
Net cash used in financing activities                 (1,021)  (1,716)  (1,131)
-------------------------------------------------------------------------------

Effect of exchange rate changes on cash                  (42)       2       93
-------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents       2      314      (85)
Cash and cash equivalents at beginning of year           616      302      387
-------------------------------------------------------------------------------
Cash and cash equivalents at end of year              $  618   $  616   $  302
-------------------------------------------------------------------------------

<F1>
The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES
Consolidation: All significant subsidiaries are consolidated. All significant intercompany transactions are eliminated. As used herein, the term "3M" or "company" refers to 3M Company and subsidiaries unless the context indicates otherwise.

Foreign currency translation: Local currencies generally are considered the functional currencies outside the United States. Assets and liabilities for operations in local-currency environments are translated at year-end exchange rates. Income and expense items are translated at average rates of exchange prevailing during the year. Cumulative translation adjustments are recorded as a component of accumulated other comprehensive income in stockholders' equity.

Reclassifications: Certain prior period balance sheet amounts have been reclassified to conform with the current year presentation.

Effective January 1, 2002, the company adopted Emerging Issues Task Force Issue No. 00-25 (EITF 00-25), "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." This statement addressed whether certain consideration from a vendor to a reseller of the vendor's products is an adjustment to selling prices or a cost. This statement did not have any effect on the company's net income or its financial position. This adoption resulted in a reclassification of approximately $25 million of advertising expenses from selling, general and administrative expenses to net sales for 2000 and 2001. These adjustments were associated with the company's Consumer and Office segment.

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

Investments: Investments primarily include the cash surrender value of life insurance policies, real estate, venture capital and equity-method investments. Unrealized gains and losses relating to investments classified as available-for-sale are recorded as a component of accumulated other comprehensive income
(loss) in stockholders' equity.

Inventories: Inventories are stated at lower of cost or market, with cost generally determined on a first-in, first-out basis.

Property, plant and equipment: Property, plant and equipment are recorded at cost, including capitalized interest and internal engineering costs. Depreciation of property, plant and equipment generally is computed using the straight-line method based on the estimated useful lives of the assets. Buildings and improvements estimated useful lives primarily range from 10 to 40 years, with the majority in the range from 20 to 40 years. Machinery and equipment estimated useful lives primarily range from 3 to 15 years, with the majority in the range from 5 to 10 years. Fully depreciated assets are retained in property and accumulated depreciation accounts until disposal. Upon disposal, assets and related accumulated depreciation are removed from the accounts and the net amount, less proceeds from disposal, is charged or credited to operations. Property, plant, and equipment amounts are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset (asset group) may not be recoverable. An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss to be recorded is calculated by the excess of the assets' carrying value over its fair value. Fair value is generally determined using a discounted cash flow analysis.

Effective January 1, 2002, the company adopted Statement of Financial Accounting Standards (SFAS) No. 144. This statement retains the requirements of SFAS No. 121 (Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of) to recognize impairments on Property, Plant and Equipment, but removes goodwill from its scope. The adoption of SFAS No. 144 did not have a material impact on the company's consolidated financial statements.

Goodwill: Goodwill is the excess of cost of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a business combination. Effective January 1, 2002, with the adoption of SFAS No. 142, goodwill is not amortized. Prior to January 1, 2002, goodwill was amortized on a straight-line basis, ranging from 5 to 40 years. Beginning January 1, 2002, goodwill will be tested for impairment annually, and will be tested for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Impairment testing for goodwill is done at a reporting unit level. Reporting units are one level below the business segment level, but can be combined when reporting units within the same segment have similar economic characteristics. 3M, at year-end 2002, had 20 reporting units under the criteria set forth by SFAS No. 142. The vast majority of goodwill relates to and is assigned directly to a specific reporting unit. An impairment loss would generally be recognized when the carrying amount of the reporting unit's net assets exceeds the estimated fair value of the reporting unit. The estimated fair value of a reporting unit is determined using earnings for the reporting unit multiplied by a price/earnings ratio for comparable industry groups, or by using a discounted cash flow analysis. The company completed its assessment of any potential impairment upon adoption of this standard and upon its annual assessment and determined that no impairments existed. Prior to January 1, 2002, goodwill was tested for impairment in a manner consistent with property, plant and equipment and intangible assets with a definite life. In Note 4 to the Consolidated Financial Statements goodwill and indefinite-lived intangible asset information is provided, including supplemental consolidated statement of income information on a both a reported and adjusted basis.

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

Cumulative Effect of Accounting Change: During the fourth quarter of 2000, the company changed its revenue recognition policies. Essentially, the new policies recognize that the risks and rewards of ownership in many transactions do not substantively transfer to customers until the product has been delivered, regardless of whether legal title has transferred. In addition to this change in accounting that affected a substantial portion of its product sales, the company has revised aspects of its accounting for services provided in several of its smaller businesses. These new policies are consistent with the guidance contained in SEC Staff Accounting Bulletin No. 101. The effect of these changes in revenue recognition policies, as of January 1, 2000, is reported as the cumulative effect of an accounting change in 2000. This change did not have a significant effect on prior year results.

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

Income Taxes: The provision for income taxes is determined using the asset and liability approach. Under this approach, deferred income taxes represent the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities.

Accounting for stock-based compensation: The intrinsic value method is used per APB 25 and generally no compensation cost is recognized for either the General Employees' Stock Purchase Plan (GESPP) or the Management Stock Ownership Program (MSOP). The General Employees' Stock Purchase Plan is considered non-compensatory. Pro forma amounts based on the options' estimated fair value, net of tax, at the grant dates for awards under the GESPP and MSOP follow.

--------------------------------------------------------------------------
Pro forma Net Income and Earnings Per Share
(Millions)                                   2002        2001        2000
--------------------------------------------------------------------------
Net income, as reported                    $1,974      $1,430      $1,782
Add: Stock based compensation expense
  included in net income, net of
  related tax effects                           2          12          --
Deduct: Total stock-based compensation
  expense determined under fair value,
  net of related tax effects                 (144)       (164)       (114)
Pro forma net income                        1,832       1,278       1,668
--------------------------------------------------------------------------
Earnings per share - basic
  As reported                              $ 5.06      $ 3.63      $ 4.50
  Pro forma                                  4.70        3.24        4.22
--------------------------------------------------------------------------
Earnings per share - diluted
  As reported                              $ 4.99      $ 3.58      $ 4.45
  Pro forma                                  4.63        3.20        4.17
--------------------------------------------------------------------------

Comprehensive income: Total comprehensive income and the components of accumulated other comprehensive income (loss) are presented in the Consolidated Statement of Changes in Stockholders' Equity and Comprehensive Income. Accumulated other comprehensive income (loss) is composed of foreign currency translation effects (including hedges of net investments in international companies), minimum pension liability adjustments, unrealized gains and losses on available-for-sale debt and equity securities, and unrealized gains and losses on cash flow hedging instruments.

Earnings per share: The difference in the weighted average shares outstanding for calculating basic and diluted earnings per share is attributable to the
dilution associated with the company's stock-based compensation plans.   Refer
to Note 17 to the Consolidated Financial Statements for the computation of basic and diluted earnings per share for each year.

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

New Accounting Pronouncements
In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations", which must be adopted no later than January 1, 2003. This statement establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. The company is reviewing the requirements of this standard. The company does not expect this standard to materially impact its consolidated financial position or results of operations.

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Statements 4 and 64 deals with the extinguishment of debt. Statement 44 deals with the accounting for intangible assets of motor carriers, and Statement 13 deals with accounting for leases. The company expects the changes to Statements 4, 44, 64, and 13 and the Technical Corrections will not materially impact its consolidated financial position or results of operations.

In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This standard reviews the accounting for certain exit costs and disposal activities currently set forth in Emerging Issues Task Force issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal change relates to the requirements necessary for recognition of a liability for a cost associated with an exit or disposal activity. The new statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred versus the date of commitment to an exit plan. This statement is effective for exit and disposal activities initiated after December 31, 2002. The company expects the new standard to principally impact the ultimate timing of when charges are recorded as opposed to the amount of the ultimate charge.

In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies (for guarantees issued after January 1, 2003) that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligations undertaken in issuing the guarantee. At December 31, 2002, 3M does not have any significant guarantees. Disclosures concerning guarantees are found in Note 18 to the Consolidated Financial Statements.

In December 2002, the Financial Accounting Standards Board issued
SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure. An amendment of FASB Statement No. 123."
The company is choosing to continue with its current practice of applying the recognition and measurement principles of APB No. 25, "Accounting for Stock Issued to Employees." The company has adopted the disclosure requirements of SFAS No. 148.

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities." This interpretation addresses the requirements for business enterprises to consolidate related entities in which they are determined to be the primary economic beneficiary as a result of their variable economic interests. The interpretation is intended to provide guidance in judging multiple economic interests in an entity and in determining the primary beneficiary. The interpretation outlines disclosure requirements for VIEs in existence prior to January 31, 2003, and outlines consolidation requirements for VIEs created after January 31, 2003. The company has reviewed its major commercial relationships and its overall economic interests with other companies consisting of related parties, contracted manufacturing vendors, companies in which it has an equity position, and other suppliers to determine the extent of its variable economic interest in these parties. The review has not resulted in a determination that 3M would be judged to be the primary economic beneficiary in any material relationships, or that any material entities would be judged to be Variable Interest Entities of 3M. The company believes it has appropriately reported the economic impact and its share of risks of its commercial relationships through its equity accounting along with appropriate disclosure of its purchase guarantees and other commitments.

NOTE 2.  RESTRUCTURING CHARGES

During the first half of 2001, the company developed and announced a restructuring plan that consolidates certain operations and streamlines the organization to increase speed and productivity. In June 2001, the company completed the identification of the significant actions to be taken and obtained approvals from the appropriate level of management. In the fourth quarter of 2001, the company obtained approvals for certain additional actions. These actions were substantially completed by June 30, 2002.

In the first six months of 2002, 3M incurred $202 million of pre-tax expense relating to the restructuring plan. The 2002 charges relate to employee severance and benefits ($111 million), accelerated depreciation ($47 million) and other ($44 million). During 2001, 3M incurred $569 million of pre-tax expenses principally related to the restructuring plan. The 2001 charges relate to employee severance and benefits ($472 million), accelerated depreciation ($80 million) and other ($17 million).

The severance charges were taken in the quarter when management approved the plans and after severance benefits had been communicated to the employees. The accelerated depreciation (incremental charges resulting from shortened depreciable lives, primarily related to downsizing or consolidating manufacturing operations) related to assets included in property, plant and equipment. Estimated salvage values were based on estimates of proceeds upon sale of certain affected assets. The charges related to other exit activities include incremental costs and contractual obligations for items such as lease termination payments and other facility exit costs (such as demolition of buildings, inventory disposals, other) incurred as a direct result of this plan.

In connection with its restructuring plan, the company eliminated a total of about 6,900 positions. These positions represent a wide range of functions throughout the company. Of the 6,900 employment reduction for the total plan, about 45 percent occurred in the United States, 30 percent in Europe, and the balance in other international areas. All business segments were impacted directly and also indirectly through reduced allocations of corporate staff service costs. The impact of the total restructuring, including the allocated portion of restructured staff services, is estimated by segment as follows:
Industrial, 35 percent; Electro and Communications, 20 percent; Transportation, Graphics and Safety, 20 percent; Health Care, 10 percent; Consumer and Office, 10 percent; and Specialty Material, 5 percent. These estimates are provided only as a frame of reference as to the order of magnitude by segment. In order to enhance segment comparability and reflect management's focus on ongoing operations, these restructuring costs have not been recorded in the individual business segments.

Of the company's remaining current liability at December 31, 2002, $30 million is classified in current liabilities (payroll) and $18 million is classified in other current liabilities on the Consolidated Balance Sheet. The company classified as long-term liabilities $43 million of its 2002 charges and $124 million of its 2001 charges. Special termination pension and medical benefits, aggregating $43 million in 2002 and $62 million in 2001, were offered to eligible employees. These benefits will generally be paid over their life expectancies. In addition, of the $62 million in separation pay that was deferred in 2001, $47 million was reclassified to current in 2002. The company also recorded $3 million of non-cash stock option expense ($8 million in 2001) due to the reclassification of certain employees age 50 and older to retiree status, resulting in a modification of their original stock option awards for accounting purposes. The current liabilities and a portion of the non-current liabilities will be funded through cash provided by operations, while funding for certain long-term special termination pension and medical liabilities will be provided through established pension and postretirement trust funds. The majority of the long-term portion of the liability, primarily special termination pension and medical liabilities, is reflected as a component of 3M's pension and medical trust plans as a portion of the Accumulated Benefit Obligation (ABO). It is estimated that 3M's benefit plans reflect approximately $100 million of restructuring related long-term liabilities that have not yet been paid out as of December 31, 2002.

The restructuring plan includes actions in 25 locations in the United States, 27 in Europe, eight in the Asia Pacific area, 13 in Latin America, and four in Canada. Substantially all actions required by the plan were completed by June 30, 2002. The company has not discontinued any major product lines as a result of the restructuring plan. The restructuring charges do not include any write-down of goodwill or other intangible assets.

Selected information related to these charges follows.

-----------------------------------------------------------------------
                             Employee
                            Severance
                                  and    Accelerated
(Millions)                   Benefits   Depreciation    Other    Total
-----------------------------------------------------------------------
Charges
    Year 2001 charges            $472           $ 80     $ 17     $569
    Year 2002 charges             111             47       44      202
-----------------------------------------------------------------------
      Total charges              $583           $127      $61     $771
-----------------------------------------------------------------------

-----------------------------------------------------------------------
Current liability at
  December 31, 2000              $ --                    $ --     $ --
-----------------------------------------------------------------------

 2001 Charges                     472           $ 80       17      569
 2001 Cash payments              (155)                     (4)    (159)
 2001 Non-cash and long-term
  portion of liability           (132)           (80)      --     (212)

-----------------------------------------------------------------------
Current liability at
  December 31, 2001              $185                     $13     $198
-----------------------------------------------------------------------

 2002 Charges                     111           $ 47       44      202
 2002 Cash payments              (267)                    (39)    (306)
 2002 Reclassification from
  long-term portion of liability   47                      --       47
 2002 Non-cash and long-term
  portion of liability            (46)           (47)      --      (93)

-----------------------------------------------------------------------
Current liability at
  December 31, 2002              $ 30                    $ 18     $ 48
-----------------------------------------------------------------------

Selected information related to the company's 1998 restructuring program follows.

--------------------------------------------------------------------------
                              Employee    Write-down
                             Severance    of Property,
                                   and    Plant and
(Millions)                    Benefits    Equipment      Other      Total
--------------------------------------------------------------------------
1998 charges                      $271       $143        $ 79        $493
1999 changes in estimates            4        (31)         (1)        (28)
--------------------------------------------------------------------------
Total charges                     $275       $112        $ 78        $465
--------------------------------------------------------------------------

December 31, 1998 liability       $232                   $ 32        $264
1999 cash payments                (205)                   (23)       (228)
1999 changes in estimates            4                     (1)          3
--------------------------------------------------------------------------
December 31, 1999 liability       $ 31                   $  8        $ 39
2000 cash payments                 (24)                    (4)        (28)
--------------------------------------------------------------------------
December 31, 2000 liability       $  7                   $  4        $ 11
2001 cash payments                  (3)                    (2)         (5)
--------------------------------------------------------------------------
December 31, 2001 liability       $  4                   $  2        $  6
2002 cash payments                  (4)                    (2)         (6)
--------------------------------------------------------------------------
December 31, 2002 liability       $ --                   $ --        $ --
--------------------------------------------------------------------------

NOTE 3.  ACQUISITIONS AND DIVESTITURES
General: In 2002, 2001 and 2000, all business combinations completed by the company used the purchase method of accounting. Effective January 1, 2002, with the adoption of SFAS No. 142, goodwill and indefinite-lived intangibles are no longer amortized.

Year 2002 acquisitions: In December 2002, 3M purchased 100 percent of the outstanding common shares of Corning Precision Lens, Inc., a wholly owned subsidiary of Corning Incorporated, for $850 million in cash. Corning Precision Lens, Inc. has become a wholly owned subsidiary of 3M, operating under the name of 3M Precision Optics, Inc. The acquired company is a manufacturer of lens systems for projection televisions, which will broaden 3M's technology position in the global display industry. The purchase agreement between 3M and Corning Incorporated contains a contingency. This contingency is based on the final working capital valuation of the assets purchased and liabilities assumed as of the acquisition date. This contingency has not been booked in 3M's balance sheet as of December 31, 2002, as the final amount of the asset or liability is not yet known. Any payment or receipt of cash upon removal of this contingency will be booked as an adjustment to goodwill in 3M's balance sheet. In relation to the size of the transaction, this amount is not expected to be significant.

In December 2002, 3M purchased the 43 percent minority ownership of 3M Inter-Unitek GmbH. 3M paid $304 million in cash to the minority interest shareholders of 3M Inter-Unitek GmbH. 3M Inter-Unitek GmbH is the parent company of 3M ESPE Dental AG.

During the year ended December 31, 2002, 3M completed seven additional business combinations for a total cost of $139 million, which was paid with $104 million in cash, net of cash acquired, and $35 million of 3M common stock (277,792 common shares). A summary of the seven business combinations follows:
1) 3M (Industrial segment) purchased certain assets and specified liabilities of Emtech Emulsion Technologies, Inc. and Emtech Manufacturing Corporation. These companies are involved in the manufacture and sale of durable film label materials.
2) 3M (Industrial segment) purchased certain assets and specified liabilities of Polymer Manufacturing, Inc. This company, based in Oxnard, California, is a manufacturer of two-part polyurethane adhesives, plastic repair materials, sealants and related accessories.
3) 3M (Transportation, Graphics and Safety segment) purchased the shares of AiT Corporation. AiT Corporation, based in Ottawa, Ontario, Canada, is a manufacturer of travel ID security systems.
4) 3M (Health Care segment) purchased the shares of Ruffing IT. This company, based in Germany, develops quality assurance software for medical records.

5) 3M (Health Care segment) purchased from GlaxoSmithKline the right to manufacture and distribute the Migril product line in certain African nations. Migril is an over-the-counter treatment for migraine attacks.
6) 3M (Industrial segment) purchased an 80 percent interest in certain assets of Shanghai Grinding Wheel Works, a Chinese company. These assets will be used to manufacture and sell coated abrasive products.
7) 3M (Electro and Communications segment) purchased an additional 6 percent of Quante AG (a telecommunications supplier).

The preliminary purchase price allocations and the resulting impact on the Consolidated Balance Sheet in 2002 for business combinations are summarized as follows.

------------------------------------------------------------------------------
Asset(Liability)
                             Corning        3M         Aggregation
                            Precision   Inter-Unitek  of Remaining    Total
(Millions)                  Lens, Inc.      GmbH      Acquisitions   Activity
------------------------------------------------------------------------------
Accounts receivable            $ 36         $ --          $  7       $   43
Inventory                        21            5             5           31
Other current assets              1           --            --            1
Property, plant, and equipment  107                         11          118
Purchased indefinite-lived
   intangible assets             --           --             2            2
Purchased identifiable
   intangible assets             36           --             9           45
Purchased goodwill              672           12           101          785
Accounts payable and
   other current liabilities    (23)          --            (6)         (29)
Interest bearing debt            --           --            (4)          (4)
Minority interest liability      --          289            14          303
Other long-term liabilities      --           (2)           --           (2)
-----------------------------------------------------------------------------
Net assets acquired            $850         $304          $139       $1,293
-----------------------------------------------------------------------------

Cash, net of cash acquired     $850         $304          $104       $1,258
Non-cash (3M shares at
   fair value)                   --           --            35           35
-----------------------------------------------------------------------------
 Net assets acquired           $850         $304          $139       $1,293
-----------------------------------------------------------------------------

The valuation of certain tangible and intangible assets relating to the Corning Precision Lens, Inc. acquisition and other acquisitions is not final; thus the purchase price allocations are subject to further refinement. The above purchased identifiable intangible assets of $45 million will be amortized on a straight-line basis over lives ranging from 2 to 17 years (weighted-average life of 10.6 years). There were no in-process research and development charges associated with these acquisitions. Pro forma information related to these acquisitions is not included because the impact of these acquisitions, either individually or in the aggregate, on the company's consolidated results of operations is not considered to be significant.

Year 2001 acquisitions: In 2001, the company completed three notable business combinations and also acquired five smaller businesses for a total purchase price of $218 million (net of cash acquired), plus 1,124,135 shares of 3M common stock. 3M acquired MicroTouch Systems, Inc., a touch screen manufacturer, for $158 million in cash, net of cash acquired. 3M also acquired Robinson Nugent, Inc., a telecommunications supplier, in exchange for 1,124,135 shares of 3M common stock that had a fair market value of $127 million as of the acquisition date. 3M also combined its German dental business (3M Inter-Unitek GmbH, an existing 3M subsidiary) with ESPE Dental AG, a dental products manufacturer. 3M Inter-Unitek GmbH acquired 100 percent of the outstanding shares of ESPE Dental AG in exchange for 43 percent ownership in 3M Inter-Unitek GmbH and $25 million, net of cash acquired. Upon completion of this transaction, and as of December 31, 2001, 3M held a 57 percent controlling interest in 3M Inter-Unitek GmbH and consolidated it with a provision for the minority interest that did not have participating rights. As stated previously, 3M purchased the remaining minority interest shares of 3M Inter-Unitek GmbH in 2002.

The 2001 purchased intangible assets, including goodwill, through December 31, 2001, are being amortized on a straight-line basis over the periods benefited, ranging from 4 to 40 years. In accordance with SFAS No. 142, goodwill and indefinite-lived intangible assets are not amortized effective January 1, 2002. In-process research and development charges associated with these acquisitions were not material. Pro forma information related to these acquisitions is not provided because the impact of these acquisitions on the company's consolidated results of operations is not considered to be significant.

Year 2000 acquisitions: During 2000, 3M acquired 91 percent (subsequently increased to 99 percent), of Quante AG (a telecommunications supplier), 100 percent of the multi-layer integrated circuit packaging line of W.L. Gore and Associates, and seven smaller businesses for a total purchase price of $472 million in cash (net of cash acquired) plus 128,994 shares of 3M common stock. The stock had a fair market value of $11 million at the acquisition date and was previously held as 3M treasury stock.

The 2000 purchased intangible assets, including goodwill, through December 31, 2001, are being amortized on a straight-line basis over the periods benefited, ranging from 3 to 20 years. In accordance with SFAS No. 142, goodwill and indefinite-lived intangible assets are not amortized effective January 1, 2002. In-process research and development charges associated with these acquisitions were not significant. Pro forma information related to these acquisitions is not included because the impact of these acquisitions on the company's consolidated results of operations is not considered to be significant.

Consolidated balance sheet purchase price allocations for 2001 and 2000: The purchase price allocations and the resulting impact on the consolidated balance sheet relating to all 2001 and 2000 business combinations follow.

---------------------------------------------------
Asset (Liability)
(Millions)
                                2001          2000
---------------------------------------------------
Accounts receivable             $ 67          $ 86
Inventories                       64           112
Other current assets              19            13
Property, plant and equipment    110           179
Purchased intangible assets      473           326
Other assets                      23            30
Accounts payable and
  other current liabilities     (138)          (93)
Interest bearing debt            (16)         (123)
Minority interest liability     (243)           --
Other long-term liabilities      (14)          (47)
---------------------------------------------------
  Net assets acquired           $345          $483
---------------------------------------------------

Cash, net of cash acquired      $218          $472
Non-cash (3M shares at
  fair value)                    127            11
---------------------------------------------------
  Net assets acquired           $345          $483
---------------------------------------------------

Subsequent events: In early 2003, 3M completed two business combinations. These combinations had no impact on either 2002 operating results or the balance sheet as of December 31, 2002. 3M purchased an additional 25 percent of Sumitomo 3M Limited, a Japanese company, from NEC Corporation for approximately $375 million. Prior to this purchase, 3M controlled and owned 50 percent of Sumitomo 3M Limited and fully consolidated both Sumitomo 3M Limited's balance sheet and results of operations, with a provision for the minority interest that did not have participating rights. In a smaller acquisition, 3M acquired 100 percent of the common shares of Solvay

Fluoropolymers, which has manufacturing facilities located in Decatur, Alabama. Although purchase price allocations have not been finalized at this time, 3M expects no in-process research and development charges resulting from these acquisitions. Pro forma information related to these acquisitions is not included because the impact of these acquisitions, either individually or in the aggregate, on the company's consolidated results of operations is not considered to be significant.

NOTE 4.  GOODWILL AND INDEFINITE-LIVED INTANGIBLE ASSETS
The goodwill balance by business segment as of January 1, 2002 and December 31, 2002 follows. Goodwill recognized in 2002 totaled $785 million, with $721 million expected to be fully deductible for tax purposes. The increase in the goodwill balance in 2002 primarily relates to the nine 2002 business combinations previously discussed and changes in foreign currency exchange rates during the period.

------------------------------------------------------------------------------
Goodwill                             Jan. 1      2002          2002    Dec. 31
                                       2002     Acqui-  Translation       2002
(Millions)                          balance   sitions     and Other    balance
------------------------------------------------------------------------------
Transportation, Graphics and Safety  $  171    $  697         $  12       $880
Health Care                             330        16            47        393
Industrial                               20        78            (2)        96
Consumer and Office                      19        --            --         19
Electro and Communications              366        (6)           21        381
Specialty Material                      106        --            23        129
------------------------------------------------------------------------------
Total Company                        $1,012    $  785         $ 101     $1,898
------------------------------------------------------------------------------

In accordance with SFAS No. 142, beginning January 1, 2002, 3M no longer amortizes goodwill and certain indefinite-lived intangible assets.
Amortization expense by business segment relating to goodwill and indefinite-lived intangible assets for the years ended December 31, 2001 and 2000 follows.

----------------------------------------------------------------
Amortization expense                     Year              Year
(Millions)                               2001              2000
----------------------------------------------------------------
Transportation,
  Graphics and Safety                     $13               $ 5
Health Care                                22                15
Industrial                                  1                 3
Consumer and Office                         2                 2
Electro and Communications                 23                14
Specialty Material                          6                 5
----------------------------------------------------------------
Total Company                             $67               $44
Income taxes                              (12)              (12)
Minority interest                          (4)                -
----------------------------------------------------------------
Amortization - net of income
  taxes and minority interest             $51               $32
----------------------------------------------------------------

The impact of Statement No. 142 on reported results follows.

-----------------------------------------------------------------------
Goodwill and Indefinite-Lived Tradenames
Supplemental Consolidated Statement of Income Information
Twelve months ended December 31

(Millions, except per-share amounts)    2002         2001         2000
-----------------------------------------------------------------------
Reported net income                    $1,974      $1,430       $1,782
-----------------------------------------------------------------------
Add back:
Goodwill amortization, net                 --          48           30
Indefinite-lived tradename
 amortization, net                         --           3            2
-----------------------------------------------------------------------
Adjusted net income                    $1,974      $1,481       $1,814
-----------------------------------------------------------------------

Earnings per share - basic
Reported net income                    $ 5.06      $ 3.63       $ 4.50
Goodwill amortization, net                 --        0.12         0.08
Indefinite-lived tradename
 amortization, net                         --        0.01          --
-----------------------------------------------------------------------
Adjusted net income                    $ 5.06      $ 3.76       $ 4.58
-----------------------------------------------------------------------

Earnings per share - diluted
Reported net income                    $ 4.99      $ 3.58       $ 4.45
Goodwill amortization, net                 --        0.11         0.09
Indefinite-lived tradename
 amortization, net                         --        0.01           --
-----------------------------------------------------------------------
Adjusted net income                    $ 4.99      $ 3.70       $ 4.54
-----------------------------------------------------------------------

Acquired Intangible Assets
The carrying amount and accumulated amortization of acquired intangible assets follow.

-----------------------------------------------------------------------
(Millions)                                            Dec. 31    Jan. 1
                                                        2002      2002
-----------------------------------------------------------------------
Patents                                                 $297      $241
Other amortizable intangible assets                       93        85
Non-amortizable intangible assets (tradenames)            61        52
-----------------------------------------------------------------------
  Total gross carrying amount                            451       378
-----------------------------------------------------------------------

Accumulated amortization - patents                      (123)      (91)
Accumulated amortization - other                         (59)      (49)
-----------------------------------------------------------------------
  Less total accumulated amortization                   (182)     (140)
-----------------------------------------------------------------------

Total intangible assets, net                            $269      $238
-----------------------------------------------------------------------

Amortization expense for acquired intangible assets (excluding amortization of goodwill and indefinite-lived intangible assets of $67 million and $44 million in 2001 and 2000, respectively) for the years ended December 31, 2002, 2001 and 2000 follows.

---------------------------------------------------------------------
                                 Year           Year            Year
(Millions)                       2002           2001            2000
---------------------------------------------------------------------
Amortization expense             $ 39           $ 32            $ 21
---------------------------------------------------------------------

Expected amortization expense for acquired intangible assets recorded as of December 31, 2002 follows.

--------------------------------------------------------------------------
                                                                    After
(Millions)         2003      2004      2005      2006      2007      2007
--------------------------------------------------------------------------
Amortization
  expense           $35       $32       $26       $22       $20       $73
--------------------------------------------------------------------------

The above amortization expense forecast is an estimate. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, changes in foreign currency exchange rates, impairment of intangible assets, accelerated amortization of intangible assets, and other events.


NOTE 5.  SUPPLEMENTAL STATEMENT OF INCOME INFORMATION

---------------------------------------------------------------------------
(Millions)                                       2002       2001       2000
---------------------------------------------------------------------------
Research, development and related expenses     $1,070     $1,084     $1,101
Advertising and merchandising costs               372        407        519
---------------------------------------------------------------------------

Research and development expenses, covering basic scientific research and the application of scientific advances to the development of new and improved products and their uses, totaled $738 million, $745 million and $727 million in 2002, 2001 and 2000, respectively. Related expenses primarily include technical support provided by the laboratories for existing products.

NOTE 6.  SUPPLEMENTAL BALANCE SHEET INFORMATION

-----------------------------------------------------------------------------
(Millions)                                                   2002        2001
-----------------------------------------------------------------------------
Accounts receivable
-----------------------------------------------------------------------------
Accounts receivable                                       $ 2,615     $ 2,569
Less allowances                                                88          87
-----------------------------------------------------------------------------
  Accounts receivable - net                               $ 2,527     $ 2,482
-----------------------------------------------------------------------------

Inventories
-----------------------------------------------------------------------------
Finished goods                                            $ 1,011     $ 1,103
Work in process                                               591         611
Raw materials                                                 329         377
-----------------------------------------------------------------------------
  Total inventories                                       $ 1,931     $ 2,091
-----------------------------------------------------------------------------

Other current assets
-----------------------------------------------------------------------------
Product and other insurance receivables                   $   313     $   304
Deferred income taxes                                         231         290
Other                                                         439         513
-----------------------------------------------------------------------------
  Total other current assets                              $   983     $ 1,107
-----------------------------------------------------------------------------

Investments
-----------------------------------------------------------------------------
Available-for-sale (fair value)                           $    10     $    37
Equity-method                                                  38          28
Cash surrender value of life insurance policies, real
 estate and other (cost, which approximates fair value)       190         210
-----------------------------------------------------------------------------
  Total investments                                       $   238     $   275
-----------------------------------------------------------------------------


-----------------------------------------------------------------------------
(Millions)                                                   2002        2001
-----------------------------------------------------------------------------
Property, plant and equipment - at cost
-----------------------------------------------------------------------------
Land                                                      $   238     $   224
Buildings and leasehold improvements                        3,979       3,510
Machinery and equipment                                    10,450      10,208
Construction in progress                                      391         423
-----------------------------------------------------------------------------
                                                           15,058      14,365
Less accumulated depreciation                               9,437       8,750
-----------------------------------------------------------------------------
  Property, plant and equipment - net                     $ 5,621     $ 5,615
-----------------------------------------------------------------------------

Intangible assets
-----------------------------------------------------------------------------
Patents                                                   $   174     $   150
Tradenames                                                     61          52
Other intangible assets                                        34          36
-----------------------------------------------------------------------------
  Total intangible assets                                 $   269     $   238
-----------------------------------------------------------------------------

Other assets
-----------------------------------------------------------------------------
Prepaid pension benefits                                      467         537
Product and other insurance receivables                       446         481
Deferred income taxes                                         210         152
Other                                                         121          --
-----------------------------------------------------------------------------
  Total other assets                                      $ 1,244     $ 1,170
-----------------------------------------------------------------------------

Other current liabilities
-----------------------------------------------------------------------------
Employee benefits and withholdings                        $   357     $   295
Accrued trade payables                                        279         267
Deferred income                                               198         188
Property and other taxes                                      157         153
Product and other claims                                      122         119
Deferred income taxes                                          10          16
Other                                                         223         210
-----------------------------------------------------------------------------
  Total other current liabilities                         $ 1,346     $ 1,248
-----------------------------------------------------------------------------

Other liabilities
-----------------------------------------------------------------------------
Non-funded pension and postretirement benefits            $ 1,220     $   633
Minority interest in subsidiaries                             294         527
Deferred income taxes                                         346         469
Employee benefits                                             412         355
Product and other claims                                      332         335
Deferred income                                               112          94
Other                                                          23          78
-----------------------------------------------------------------------------
  Total other liabilities                                 $ 2,739     $ 2,491
-----------------------------------------------------------------------------

At December 31, 2002 and 2001, respectively, product and other insurance receivables (current and long-term) include $339 million and $406 million related to the breast implant matter, $264 million and $223 million related to respirator/mask/asbestos litigation, and $156 million in both 2002 and 2001 for other insurance receivables. Although at December 31, 2002, receivables for insurance recoveries related to the breast implant matter of $323 million continue to be contested by insurance carriers, management, based on the opinion of counsel, believes such amounts will ultimately be collected. Accounts payable includes drafts payable on demand of $75 million at December 31, 2002, and $83 million at December 31, 2001.

NOTE 7. Supplemental Stockholders' Equity and Comprehensive Income Information Common stock ($.01 par value per share) of 1.5 billion shares is authorized, with 472,016,528 shares issued in 2002, 2001 and 2000. Common stock and capital in excess of par includes $231 million transferred from common stock to capital in excess of par value during 2000 in connection with the change in par value of the company's common stock from $.50 to $.01 per share. Treasury stock is reported as cost, with 81,820,847 shares at December 31, 2002, and 80,712,892 shares at December 31, 2001. Preferred stock, without par value, of 10 million shares is authorized but unissued.

The components of the ending balances of accumulated other comprehensive income
(loss) follows.

-------------------------------------------------------------------------------------
Accumulated Other Comprehensive Income (Loss)
(Millions)                                                    2002      2001    2000
-------------------------------------------------------------------------------------
Cumulative translation - net                               $  (858)  $(1,152)  $(885)
Minimum pension liability adjustments - net                 (1,130)      (74)    (58)
Debt and equity securities, unrealized gain - net                1        12      29
Cash flow hedging instruments, unrealized gain (loss)- net     (39)        9      --
-------------------------------------------------------------------------------------
  Total accumulated other comprehensive income (loss)      $(2,026)  $(1,205)  $(914)
-------------------------------------------------------------------------------------

The minimum pension liability adjustment is calculated on an annual basis. If the accumulated benefit obligation (ABO) exceeds the fair value of pension assets, the employer must recognize a liability that is at least equal to the unfunded ABO. In the fourth quarter of 2002, 3M recorded a minimum pension liability adjustment within other comprehensive income of $1.056 billion (net of tax).

Income tax effects for cumulative translation are not significant because no tax provision has been made for the translation of foreign currency financial statements into U.S. dollars. Reclassification adjustments are made to avoid double counting in comprehensive income items that are also displayed as part of net income. A summary of these reclassification adjustments follows.

-----------------------------------------------------------------------------
Reclassification Adjustments to Comprehensive Income
(Millions)                                              2002    2001    2000
-----------------------------------------------------------------------------
Gains on sale or donation of equity securities,
  net of tax provision of $2 million, $9 million
  and $39 million, respectively,
  for 2002, 2001 and 2000                               $  3    $ 14    $ 62
Write-down of equity securities, net of tax benefit
  of $3 million and $3 million, respectively
  for 2002 and 2001                                       (5)     (5)     --
Cash flow hedging instruments, gains (losses) - net
  of tax benefit of $18 million and tax provision
  of $8 million, respectively, for 2002 and 2001         (30)     13      --
-----------------------------------------------------------------------------


NOTE 8.  SUPPLEMENTAL CASH FLOW INFORMATION

----------------------------------------------------------------------------
(Millions)                                           2002     2001     2000
----------------------------------------------------------------------------
Cash income tax payments                            $ 382   $  520    $ 852
Cash interest payments                                 80      137      104
Capitalized interest                                   20       26       31
Depreciation                                          854      916      915
Amortization of software                               61       74       45
Amortization of goodwill and
  indefinite-lived tradenames                          --       67       44
Amortization of patents and
  other identifiable intangibles                       39       32       21
----------------------------------------------------------------------------

Individual amounts on the Consolidated Statement of Cash Flows exclude the effects of acquisitions, divestitures and exchange rate impacts, which are presented separately. In 2000, the net impact of cumulative effect of accounting changes is recorded in "Other - net" within operating activities.



PAGE <59>

In 2002, 3M purchased certain assets and specified liabilities of Emtech Emulsion Technologies, Inc. and Emtech Manufacturing Corporation in exchange for shares of 3M common stock that had a fair market value of $35 million.

Non-cash transactions occurring during 2001 included:
1) 3M acquired Robinson Nugent, Inc. in exchange for shares of 3M common stock that had a fair market value of $127 million.
2) The company exchanged 43 percent ownership in 3M Inter-Unitek GmbH, previously a wholly owned 3M subsidiary, for 87 percent of ESPE Dental AG. In 2001, 3M also paid $25 million in cash (net of cash acquired) such that 3M Inter-Unitek GmbH owned 100 percent of the outstanding shares of ESPE Dental AG. The value of the non-cash transaction in 2001 was estimated at approximately $245 million. In 2002, 3M purchased the 43 percent minority ownership in 3M Inter-Unitek GmbH for approximately $304 million. The difference in these values relates to exchange rate changes and the strong performance of the business. Refer to Note 3 in the Consolidated Financial Statements for additional information about these transactions.
3) Dividends declared, but not paid at December 31, 2001, of $40 million were payable to minority interests in consolidated subsidiaries.

NOTE 9.  DEBT

-----------------------------------------------------------------------------
Short-Term Debt                                  Effective
(Millions)                                     Interest Rate*    2002    2001
-----------------------------------------------------------------------------
U.S. dollar commercial paper                      1.33%        $  365  $  731
Non-U.S. dollar commercial paper                  2.87%           129     145
Dealer remarketable securities                    5.67%           350     350
Long-term debt - current portion                  2.10%           320       5
Long-term debt - current portion - ESOP
 debt guarantee                                   5.62%            33      32
Other borrowings                                  5.51%            40     110
-----------------------------------------------------------------------------
  Total short-term debt                                        $1,237  $1,373
-----------------------------------------------------------------------------

--------------------------------------------------------------------------------
Long-Term Debt                 Currency/    Effective
                               Fixed vs.    Interest   Maturity
(Millions)                     Floating       Rate*        Date     2002    2001
--------------------------------------------------------------------------------
Convertible note               USD Fixed      0.50%        2032   $  550   $  --
4.15% medium-term note         USD Floating   1.23%        2005      400      --
U.S. dollar (USD) 6.375% note  USD Fixed      6.38%        2028      330     330
ESOP debt guarantee            USD Fixed      5.62%   2004-2009      238     271
4.25% medium-term note         USD Floating   1.11%        2004      200     200
4.90% medium-term note         USD Floating   1.27%        2004      150     150
Dec. 2041 floating rate note   USD Floating   1.05%        2041      100     100
Other borrowings               Various        1.38%   2004-2040      172     469
--------------------------------------------------------------------------------
  Total long-term debt                                            $2,140  $1,520
--------------------------------------------------------------------------------

----------------------------------------------------------------------------
Weighted-Average Effective Interest Rate*
                                    Total               Excluding ESOP debt
                              -------------------       --------------------
At December 31                2002          2001        2002           2001
----------------------------------------------------------------------------
Short-Term                    3.17%         3.98%       3.10%          3.94%
Long-Term                     2.33%         3.60%       1.91%          3.15%
----------------------------------------------------------------------------

<F1>
*Reflects the effects of interest rate and currency swaps at December 31.

The ESOP debt is serviced by dividends on stock held by the ESOP and by company contributions. These contributions are not reported as interest expense, but are reported as an employee benefit expense in the Consolidated Statement of Income. Other borrowings includes debt held by 3M's international companies and floating rate notes in the United States, with the long-term portion of this debt primarily comprised of U.S. Dollar floating rate debt. Other borrowings in 2001 also includes certain debt that becomes due in 2003. As a result, other borrowings in long-term debt decreased significantly in 2002, with the corresponding increase reflected in the current portion of long-term debt.

Maturities of long-term debt for the next five years are: 2003, $353 million; 2004, $385 million; 2005, $437 million; 2006, $39 million; and 2007, $40 million.

At year-end 2002, available short-term lines of credit totaled about $656 million, of which $64 million was outstanding. The company also has uncommitted lines of credit totaling $250 million. Debt covenants do not restrict the payment of dividends.

On November 15, 2002, 3M sold $639 Million in aggregate face amount of 30-year zero coupon senior notes (the "Convertible Notes") that are convertible into shares of 3M common stock. The gross proceeds from the offering, to be used for general corporate purposes, were $550 million ($540 million net of issuance costs). The terms of the Convertible Notes include a yield to maturity of .50 percent and an initial conversion premium of 40 percent over the $130.00 closing price of 3M common stock on November 14, 2002. If certain conditions for conversion (relating to the closing common stock prices of 3M exceeding certain thresholds for specified periods) are met, holders may convert each of the 30-year zero-coupon senior notes into 4.7301 shares of 3M common stock in any calendar quarter commencing after March 31, 2003. If the conditions for conversion are met, and 3M elects not to settle in cash, the 30-year zero-coupon senior notes will be convertible in the aggregate into approximately 3.0 million shares of 3M common stock. 3M may redeem the 30-year zero-coupon senior notes at any time in whole or in part, after five years at the greater of the accreted conversion price or the current market price. Holders of the 30-year zero-coupon senior notes have the option to require 3M to purchase their notes at accreted value in years three, five, 10, 15, 20 and
25. 3M may choose to pay the redemption purchase price in cash and/or common stock. Debt issuance costs are amortized on a straight-line basis over a three-year period beginning in November 2002. There was no impact on 3M's 2002 diluted earnings per share, as the conversion rights commence after March 31, 2003. On February 14, 2003, 3M registered these Convertible Notes in a registration statement filed with the Securities and Exchange Commission.

In December 2000, the company issued approximately $350 million of debt securities, which is classified as short-term debt. The remarketable securities can be remarketed annually, at the option of the dealer, for a year each time, with a final maturity date of December 2010. In December 2002, the company's dealer remarketable securities were remarketed for one year. They were reissued with a fixed coupon rate of 5.6736 percent.

In October 2000, the company filed a shelf registration with the Securities and Exchange Commission relating to the potential offering of debt securities of up to $1.5 billion. After the shelf registration became effective, the company, in May 2001, established under the shelf a medium-term notes program through which up to $1.4 billion of medium-term notes may be offered. 3M plans to use the net proceeds from future issuances of debt securities under these registrations for general corporate purposes, including the repayment of debt or the financing of possible acquisitions. As of December 31, 2002, $950 million of medium-term notes had been issued under the medium-term note program and another $56 million of debt securities had been issued directly from the shelf, aggregating $1.006 billion of outstanding debt securities issued under the shelf.

NOTE 10. DERIVATIVES AND OTHER FINANCIAL INSTRUMENTS
The company uses interest rate swaps, currency swaps, and forward and option contracts to manage risks generally associated with foreign exchange rate, interest rate and commodity market volatility. The information that follows explains the various types of derivatives and financial instruments, followed by a table that recaps 2002 and 2001 net investment hedging and cash flow hedging amounts.

Foreign Currency Forward and Option Contracts: The company enters into foreign exchange forward contracts, options and swaps to hedge against the effect of exchange rate fluctuations on cash flows denominated in foreign currencies and certain intercompany financing transactions.
These transactions are designated as cash flow hedges. At
December 31, 2002, the company had various open foreign exchange forward and option contracts, the majority of which had maturities of one year or less. The amounts at risk are not material because the company has the ability to generate offsetting foreign currency cash flows. The settlement or extension of these derivatives will result in reclassifications to earnings in the period during which the hedged transactions affect earnings (from other comprehensive income). The maximum length of time over which 3M is hedging its exposure to the variability in future cash flows for a majority of the forecasted transactions, excluding those forecasted transactions related to the payment of variable interest on existing financial instruments, is 12 months. During the second quarter of 2002, the company converted a foreign currency based pricing contract into a dollar-based pricing contract. This resulted in the discontinuance of certain foreign currency cash flow hedges. The company recognized a $10 million pre-tax loss (recorded in cost of sales) related to the discontinuance of these contracts. Hedge ineffectiveness was not material for the year 2002 or 2001.

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

At December 31, 2002 the company has interest rate swaps with a fair value of $37 million ($7 million at December 31, 2001) designated as fair value hedges of underlying fixed rate obligations. The mark-to-market of these fair value hedges is recorded as gains or losses in interest expense and is offset by the gain or loss on the underlying debt instrument that is also recorded in interest expense. All existing fair value hedges are 100 percent effective and thus, there is no impact to earnings due to hedge ineffectiveness.

As circumstances warrant, the company also uses cross-currency interest rate swaps to hedge foreign currency and interest rates. There were no cross-currency interest rate swaps outstanding at December 31, 2002.

Net Investment Hedging: As circumstances warrant, the company uses foreign currency debt and forwards to hedge portions of the company's net investments in foreign operations. For hedges that meet the effectiveness requirements, the net gains or losses are recorded in cumulative translation within other comprehensive income, with any ineffectiveness recorded in cost of sales. Hedge ineffectiveness resulted in after-tax realized gains totaling about $2 million in 2002 ($4 million in 2001).

Commodity Price Management: The company manages commodity price risks through negotiated supply contracts, price protection swaps and forward physical contracts. The company uses commodity price swaps as cash flow hedges of forecasted transactions to manage price volatility. The related mark-to-market gain or loss on qualifying hedges is included in other comprehensive income to the extent effective (typically 100 percent effective), and reclassified into cost of sales in the period during which the hedged transaction affects earnings. 3M has hedged its exposure to the variability of future cash flows for certain forecasted transactions through 2004. No significant commodity cash flow hedges were discontinued during the year 2002 or 2001.

Net Investment Hedging and Cash Flow Hedging: Amounts recorded in cumulative translation related to net investment hedging, and cash flow hedging instrument disclosures follow. Reclassification adjustments are made to avoid double counting in comprehensive income items that are also included as part of net income. The amount of the reclassification adjustment recognized in other comprehensive income is equal to, but opposite in sign from, the amount of the realized gain or loss in net income.


---------------------------------------------------------
DERIVATIVES                       Twelve months ended
Net of Tax                            December 31
(Millions)                          2002       2001
---------------------------------------------------------
Unrealized gain/(loss) recorded in cumulative translation
Net investment hedging              $(17)       $23
---------------------------------------------------------

Cash flow hedging instruments balance and activity
Beginning balance                   $  9        $ 0
---------------------------------------------------------
Net unrealized holding
  gain/(loss)*                       (78)        22
Reclassification
  adjustment*                         30        (13)
---------------------------------------------------------

Total activity                       (48)         9
---------------------------------------------------------
Ending balance                      $(39)**    $  9
---------------------------------------------------------

*Tax expense or benefit
Net unrealized holding
  gain/(loss)                       $ 46       $(13)
Reclassification
  adjustment                         (18)         8
---------------------------------------------------------

<F1>
** Based on exchange rates at December 31, 2002, the company expects to reclassify to earnings over the next 12 months a majority of the cash flow hedging instruments after-tax loss of $39 million (with the impact largely offset by foreign currency cash flows from underlying hedged items).

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

Fair value of financial instruments: At December 31, 2002 and 2001, the company's financial instruments included cash and cash equivalents, accounts receivable, investments, accounts payable, borrowing, and derivative contracts. The fair values of cash and cash equivalents, accounts receivable, accounts payable, and short-term debt (except the $350 million dealer remarketable security) approximated carrying values because of the short-term nature of these instruments. Available-for-sale investments and derivative contracts are reported at fair values. Fair values for investments held at cost are not readily available, but are believed to approximate fair value. The carrying amounts and estimated fair values of other financial instruments based on third-party quotes follows.

----------------------------------------------------------------------------
Financial Instruments Carrying Amounts and Estimated Fair Values

                                  December 31, 2002       December 31, 2001
                                  Carrying      Fair     Carrying       Fair
(Millions)                          Amount     Value       Amount      Value
----------------------------------------------------------------------------
Short-term debt - dealer
  remarketable securities           $  350    $  384       $  350     $  366
Long-term debt                       2,140     2,244        1,520      1,494
----------------------------------------------------------------------------

NOTE 11.  Income Taxes
At December 31, 2002, about $3.9 billion of unremitted earnings attributable to international companies were considered to be indefinitely invested. No provision has been made for taxes that might be payable if these earnings were remitted to the United States. The company's intention is to reinvest these earnings permanently or to repatriate the earnings when it is tax effective to do so. It is not practicable to determine the amount of incremental taxes that might arise were these earnings to be remitted. However, the company believes that the United States foreign tax credits would largely eliminate any United States taxes and offset any foreign withholding taxes due on remittance.

Annual tax provisions include amounts considered sufficient to pay assessments that may result from examination of prior year tax returns; however, the amount ultimately paid upon resolution of issues may differ materially from the amount accrued.

As a result of certain employment commitments and capital investments made by 3M, income from manufacturing activities in certain countries is subject to reduced tax rates or, in some cases, is exempt from tax for years through 2012. The income tax benefits attributable to the tax status of these subsidiaries are estimated to be $27 million (7 cents per diluted share) in 2002, $18 million (5 cents per diluted share) in 2001 and $24 million (6 cents per diluted share) in 2000.

In the third quarter of 2002, the company made a $789 million tax deductible contribution to its United States pension plan. The current income tax provision includes a benefit for the pension contribution; the deferred provision includes a cost for the related temporary difference. The company also recorded a minimum pension liability (net of tax) within other comprehensive income in 2002. The change in the year-end deferred tax balance includes the effect of recording this minimum pension liability, in addition to the annual provision for deferred income tax expense.

In 2000, the company recorded a cumulative effect of accounting change, reducing earnings by $75 million net of tax. The provision for income taxes excludes a $42 million tax benefit related to this cumulative effect.

----------------------------------------------------------------------------
Income before Income Taxes, Minority Interest
and Cumulative Effect of Accounting Change
(Millions)                                      2002        2001        2000
-----------------------------------------------------------------------------
United States                                 $1,725      $1,368      $1,798
International                                  1,280         818       1,176
----------------------------------------------------------------------------
  Total                                       $3,005      $2,186      $2,974
-----------------------------------------------------------------------------

-----------------------------------------------------------------------------
Provision for Income Taxes
(Millions)                                      2002        2001        2000
-----------------------------------------------------------------------------
Currently payable
  Federal                                     $   43      $  376      $  471
  State                                           12          47          64
  International                                  332         278         401
Deferred
  Federal                                        514          (7)         92
  State                                           21           6           7
  International                                   44           2         (10)
-----------------------------------------------------------------------------
    Total                                     $  966      $  702      $1,025
-----------------------------------------------------------------------------

-----------------------------------------------------------------
Components of Deferred Tax Assets
and Liabilities
(Millions)                                      2002        2001
-----------------------------------------------------------------
Accruals currently not deductible
  Employee benefit costs                        $547        $225
  Product and other claims                       167         173
  Severance and other restructuring costs         18          73
Product and other insurance receivables         (268)       (286)
Accelerated depreciation                        (541)       (464)
Other                                            162         236
-----------------------------------------------------------------
  Net deferred tax asset (liability)            $ 85        $(43)
-----------------------------------------------------------------

-----------------------------------------------------------------------------
Reconciliation of Effective Income Tax Rate     2002        2001        2000
-----------------------------------------------------------------------------
Statutory U.S. tax rate                         35.0%       35.0%       35.0%
State income taxes - net of federal benefit      1.0         1.6         1.6
International income taxes - net                (2.5)        (.7)        (.8)
Foreign export sales benefit                     (.5)       (1.2)        (.9)
U.S. business credits                            (.7)       (1.1)        (.7)
All other - net                                  (.2)       (1.5)         .3
-----------------------------------------------------------------------------
  Effective worldwide tax rate                  32.1%       32.1%       34.5%
-----------------------------------------------------------------------------

NOTE 12.  Business Segments
3M's businesses are organized, managed and internally reported as six segments based on differences in products, technologies and services. These segments are Transportation, Graphics and Safety; Health Care; Industrial; Consumer and Office; Electro and Communications; and Specialty Material. These segments have worldwide responsibility for virtually all of the company's product lines. 3M is not dependent on any single product or market.

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

The company adopted EITF No. 00-25 effective January 1, 2002. This adoption resulted in a reclassification of approximately $25 million of advertising expenses from selling, general and administrative expenses to net sales for 2000 and 2001, with no impact on operating income. These adjustments were reflected in the company's Consumer and Office segment.

Effective July 1, 2002, the company also reclassified net sales and operating income for the realignment of certain businesses from the Health Care segment to the Consumer and Office segment. These businesses had net sales of $118 million and operating income of $7 million for total year 2001. This realignment had no impact on total company net sales or operating income.

------------------------------------------------------------------------------
Business Segment Products
Business Segment              Major Products
------------------------------------------------------------------------------
Transportation, Graphics      Reflective sheeting, commercial graphics
and Safety                    systems, respirators, automotive components,
                              safety and security products, and optical films
------------------------------------------------------------------------------
Health Care                   Medical and surgical supplies, skin
                              health and infection prevention products,
                              pharmaceuticals, drug delivery systems,
                              dental and orthondontic products,
                              health information systems, microbiology
                              products, and closures for disposable diapers
------------------------------------------------------------------------------
Industrial                    Tapes, coated and nonwoven abrasives, and
                              specialty adhesives
------------------------------------------------------------------------------
Consumer and Office           Sponges, scouring pads, high performance cloths,
                              consumer and office tapes, repositionable notes,
                              carpet and fabric protectors, energy control
                              products, home improvement products, floor
                              matting and commercial cleaning products,
                              visual systems and consumer health care products
------------------------------------------------------------------------------
Electro and Communications    Packaging and interconnection devices,
                              insulating and splicing solutions
                              for the electronics, telecommunications and
                              electrical industries
------------------------------------------------------------------------------
Specialty Material            Specialty materials for automotive, electronics,
                              telecommunications, textile and other
                              industries, and roofing granules
------------------------------------------------------------------------------

---------------------------------------------------------------------------
Business Segment Information                                Depr.  Capital
                               Net    Operating              and   Expendi-
(Millions)                   Sales     Income    Assets**  Amort.    tures
---------------------------------------------------------------------------
Transportation,      2002   $ 3,840    $  915    $ 3,526  $  212    $  161
 Graphics and Safety 2001     3,526       695      2,621     238       208
                     2000     3,518       783      2,741     186       239
---------------------------------------------------------------------------
Health Care          2002     3,560       900      2,409     171       183
                     2001     3,301       753      2,190     187       171
                     2000     3,007       667      1,929     175       179
---------------------------------------------------------------------------
Industrial           2002     3,225       563      2,155     154       144
                     2001     3,199       518      2,134     185       191
                     2000     3,525       641      2,392     213       214
---------------------------------------------------------------------------
Consumer and Office  2002     2,792       514      1,519     118       100
                     2001     2,817       454      1,588     127       114
                     2000     2,951       442      1,807     114       144
---------------------------------------------------------------------------
Electro and          2002     1,914       265      1,670     139        80
  Communications     2001     2,171       218      1,807     157       132
                     2000     2,467       404      1,961     158       208
---------------------------------------------------------------------------
Specialty Material   2002       953       136      1,221      94        87
                     2001     1,022       141      1,208      97       136
                     2000     1,197        57      1,230     144       131
---------------------------------------------------------------------------
Corporate and        2002        48      (247)     2,829      66         8
 Unallocated*        2001        18      (506)     3,058      98        28
                     2000        34        64      2,462      35        --
---------------------------------------------------------------------------
Total Company        2002   $16,332    $3,046    $15,329  $  954    $  763
                     2001    16,054     2,273     14,606   1,089       980
                     2000    16,699     3,058     14,522   1,025     1,115
---------------------------------------------------------------------------

<F1>
*Corporate and Unallocated operating income principally includes corporate investment gains and losses, certain derivative gains and losses, insurance-related gains and losses, certain litigation expenses, restructuring charges and other miscellaneous items. Because this category includes a variety of miscellaneous items, it is subject to fluctuation on a quarterly and annual basis.
<F2>
**Segment assets primarily include accounts receivable; inventory; property, plant and equipment - net; goodwill and intangible assets; and other miscellaneous assets. The increase in 2002 assets for Transportation, Graphics and Safety primarily related to the Corning Precision Lens, Inc. acquisition in December 2002. Assets included in Corporate and Unallocated principally are cash and cash equivalents; insurance receivables; deferred income taxes; certain investments and other assets; and certain unallocated property, plant and equipment.

Operating income in 2002 included non-recurring charges of $202 million related to the restructuring plan (recorded in Corporate and Unallocated). Depreciation and amortization of $954 million included accelerated depreciation (shortened lives) of $47 million related to the restructuring (recorded in Corporate and Unallocated).

Operating income in 2001 included non-recurring charges of $504 million. Non-recurring charges, principally related to the company's restructuring plan, totaled $569 million (recorded in Corporate and Unallocated). Acquisition-related costs totaled $23 million ($10 million recorded in Health Care; $7 million in Transportation, Graphics and Safety; and $6 million in Electro and Communications). Additional items recorded in Corporate and Unallocated included a reversal of a 1999 litigation accrual of $73 million, and a gain of $15 million related to the net impact of the sale and write-down of available-for-sale equity securities. Depreciation and amortization of $1.089 billion included accelerated depreciation (shortened lives) of $80 million related to the restructuring (recorded in Corporate and Unallocated).

Operating income in 2000 included non-recurring net losses of $23 million. Non-recurring costs included $168 million in the Specialty Material segment related to the company's phase-out of perfluorooctanyl-based chemistry products. This $168 million included $56 million of accelerated depreciation (included in the Specialty Material segment depreciation and amortization), $48 million of impairment losses, and severance and other costs. Other non-recurring costs included a $20 million write-down of corporate and unallocated assets, and $20 million of other non-recurring expenses ($13 million related to acquisitions in the Electro and Communications segment). Non-recurring operating income gains in 2000 of $135 million were largely related to corporate and unallocated asset dispositions, principally the sale of available-for-sale equity securities. Operating income in 2000 also included a $50 million gain from the termination of a product distribution agreement in the Health Care segment.

NOTE 13.  GEOGRAPHIC AREAS
Geographic area information on the basis the company uses to manage its businesses follows. Export sales and certain income and expense items are reported within the geographic area where the final sales to customers are made. Prior year amounts have been retroactively restated to conform to the current-year presentation.

------------------------------------------------------------------------------
Geographic Area Information                          Latin
                               Europe              America, Elimina-
                                  and               Africa     tions
                     United    Middle       Asia       and       and     Total
(Millions)           States      East    Pacific    Canada     Other   Company
------------------------------------------------------------------------------
Net sales to  2002   $7,426    $4,035     $3,431    $1,392   $    48   $16,332
customers     2001    7,523     3,960      3,043     1,494        34    16,054
              2000    7,835     3,946      3,329     1,562        27    16,699
------------------------------------------------------------------------------
Operating     2002   $1,180    $  685     $1,009    $  390   $  (218)  $ 3,046
Income        2001    1,028       571        807       360      (493)    2,273
              2000    1,160       589        961       376       (28)    3,058
------------------------------------------------------------------------------
Property,     2002   $3,523    $1,136     $  676    $  286   $    --   $ 5,621
plant and     2001    3,675       974        634       332        --     5,615
equipment -   2000    3,699     1,046        711       367        --     5,823
net
------------------------------------------------------------------------------

In 2002, operating income for eliminations and other includes non-recurring net losses totaling $202 million, related to the restructuring. In 2001, operating income for eliminations and other includes non-recurring net losses totaling $504 million, primarily related to the restructuring. Also included in 2001 were a reversal of a 1999 litigation accrual, acquisition related costs, and a net gain on the sale and write-down of available-for-sale equity securities.

NOTE 14.  PENSION AND POSTRETIREMENT BENEFIT PLANS
3M has various company-sponsored retirement plans covering substantially all U.S. employees and many employees outside the United States. Pension benefits are based principally on an employee's years of service and compensation near retirement. In addition to providing pension benefits, the company provides certain postretirement health care and life insurance benefits for substantially all of its U.S. employees who reach retirement age while employed by the company. Most international employees and retirees are covered by government health care programs. The cost of company-provided health care plans for these international employees is not material.

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

During 2001, the company changed the measurement date of its U.S. employee benefit plans (qualified and nonqualified pension benefit plans and its U.S. postretirement benefit plan) from December 31 to September 30. Information presented in the tables for 2001 reflects a measurement date of September 30, 2001, and December 31 for prior periods. This change did not have a material impact on the determination of periodic pension cost or pension obligations. Management believes this change is preferable to the method previously employed, as it facilitates the benefit cost planning and forecasting process.

In the United States, the company has a qualified and non-qualified pension plan. At September 30, 2002 (measurement date), the company's U.S. qualified pension plan accumulated benefit obligation exceeded the fair value of plan assets. The U.S. qualified pension plan accumulated benefit obligation was $6.5 billion and plan assets totaled $5.9 billion. At September 30, 2002, and September 30, 2001, the company's U.S. non-qualified pension plan had an unfunded accumulated benefit obligation of $224 million and $196 million, respectively. There are no plan assets in the non-qualified plan due to its nature.

At December 31, 2002, international pension plans in the aggregate had an accumulated benefit obligation of $2.4 billion and plan assets totaled $2.1 billion. Certain international pension plans were underfunded as of year-end 2002 and 2001. The accumulated benefit obligations of these plans were $1.089 billion in 2002 and $534 million in 2001. The assets of these plans were $682 million in 2002 and $287 million in 2001. The net underfunded amounts are included in current and other liabilities on the Consolidated Balance Sheet.

----------------------------------------------------------------------------------------
Benefit Plan Information               Qualified and Non-qualified       Postretirement
                                             Pension Benefits               Benefits
                                    ---------------------------------    ---------------
                                     United States      International
                                    --------------     --------------
(Millions)                           2002     2001      2002     2001      2002    2001
----------------------------------------------------------------------------------------
Reconciliation of projected
    benefit obligation
 Beginning balance                $ 6,553   $5,905    $2,445   $2,368    $1,304  $1,166
 Service cost                         133      123        88       91        41      39
 Interest cost                        462      449       127      118        92      90
 Participant contributions              -        -        10        8        16      10
 Foreign exchange rate changes          -        -       271       23         -       -
 Plan amendments                        3        1        -         7      (155)      1
 Actuarial(gain)loss                  438      305        85      (90)      277      74
 Benefit payments                    (412)    (279)     (101)     (75)     (122)    (76)
 Settlements, curtailments,
  special termination benefits
  and other                            44       49       (53)      (5)        -       -
----------------------------------------------------------------------------------------
    Ending balance                $ 7,221   $6,553    $2,872   $2,445    $1,453  $1,304
----------------------------------------------------------------------------------------

Reconciliation of plan assets at fair value
 Beginning balance                $ 6,052   $6,954    $1,955   $2,011    $  554  $  601
 Actual return on plan assets        (536)    (726)     (171)     (99)     (120)   (117)
 Company contributions                809      104       277       53       297     135
 Participant contributions              -        -        10        8        17      10
 Foreign exchange rate changes          -        -       204       60         -       -
 Benefit payments                    (412)    (279)     (101)     (73)     (122)    (75)
 Settlements, curtailments
  and other                             -        -      (104)      (5)        -       -
----------------------------------------------------------------------------------------
    Ending balance                $ 5,913   $6,053    $2,070   $1,955    $  626  $  554
----------------------------------------------------------------------------------------

Funded status of plans
 Plan assets at fair value
   less benefit obligation        $(1,308)  $ (500)   $ (802)  $ (490)   $ (827) $ (750)
 Unrecognized transition
  (asset) obligation                    -        -         -        -         -       -
 Unrecognized prior service cost      108      117        30       32      (162)    (15)
 Unrecognized (gain) loss           2,219      643       922      459       858     406
 Fourth quarter contribution            5        3         -        -        44      89
----------------------------------------------------------------------------------------
    Net amount recognized         $ 1,024   $  263    $  150   $    1    $  (87) $ (270)
----------------------------------------------------------------------------------------

Amounts recognized in the
   Consolidated Balance Sheet
   consist of:
 Prepaid assets                   $     -   $  424    $  351   $  102    $    -  $    -
 Accrued liabilities                 (790)    (196)     (456)    (277)      (87)   (270)
 Intangible assets                    108        5         8        6         -       -
 Accumulated other comprehensive
   income - pre-tax                 1,706       30       247      170         -       -
----------------------------------------------------------------------------------------
    Net amount recognized         $ 1,024   $  263    $  150   $    1    $  (87) $ (270)
----------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------
Benefit Plan Information           Qualified and Non-qualified          Postretirement
                                        Pension Benefits                   Benefits
                             -------------------------------------    ------------------
                               United States       International
                             ----------------     ----------------
(Millions)                   2002  2001  2000     2002  2001  2000     2002  2001  2000
----------------------------------------------------------------------------------------
Components of net periodic
   benefit cost
 Service cost                $133  $123  $125     $ 88  $ 91  $ 83     $ 41  $ 39  $ 39
 Interest cost                461   449   416      127   118    98       92    90    82
 Expected return on assets   (606) (615) (565)    (154) (142) (117)     (71)  (53)  (47)
 Amortization of transition
  (asset)obligation             -     -     -        3     1     2        -     -     -
 Amortization of prior service
  cost or benefit              14    13    13        7     8     8      (11)  (11)  (11)
Recognized net actuarial (gain)
  loss                          3    (9)  (14)      16    11     7       17    10     3
----------------------------------------------------------------------------------------
Net periodic benefit cost    $  5  $(39) $(25)    $ 87  $ 87  $ 81     $ 68  $ 75  $ 66
----------------------------------------------------------------------------------------

Curtailment, settlements and
 special termination benefits  45    49     -        4     1     -        -    12     -

Net periodic benefit cost
 after curtailments
 and settlements             $ 50  $ 10  $(25)    $ 91  $ 88  $ 81     $ 68  $ 87  $ 66
----------------------------------------------------------------------------------------

Weighted average assumptions
 Discount rate at beginning
  of year for service and
  interest cost              7.25% 7.50% 7.50%    5.23% 5.40% 5.67%    7.25% 7.50% 7.50%
 Expected return on assets   9.00% 9.00% 9.00%    7.25% 7.42% 7.14%    9.48% 9.50% 8.19%
 Compensation rate increase  4.60% 4.60% 4.65%    3.58% 4.02% 4.28%    4.60% 4.60% 4.65%
 Discount rate at year-end
  for benefit obligation     6.75% 7.25% 7.50%    4.78% 5.23% 5.40%    6.75% 7.25% 7.50%
-----------------------------------------------------------------------------------------

The company expects its health care cost trend rate for postretirement benefits to slow from 7.5 percent in 2002 to 5.0 percent in 2006, after which the rate is expected to stabilize. A one-percentage point change in the assumed health care cost trend rates would have the following effects.

-----------------------------------------------------------------------------
Health Care Cost                            One Percentage     One Percentage
(Millions)                                  Point Increase     Point Decrease
-----------------------------------------------------------------------------
Effect on current year's service
 and interest cost                              $ 17                $(14)
Effect on benefit obligation                     151                (131)
-----------------------------------------------------------------------------

NOTE 15.  EMPLOYEE SAVINGS AND STOCK OWNERSHIP PLANS
The company sponsors employee savings plans under Section 401(k) of the Internal Revenue Code. These plans are offered to substantially all regular U.S. employees. Employee contributions of up to 6 percent of compensation are matched at rates ranging from 25 to 50 percent, with additional company contributions depending upon company performance. Only the company match is invested in 3M stock, with employee funds invested in a number of investment options. Vested employees may sell up to 50 percent of their 3M shares and diversify into other investment options.

The company maintains an Employee Stock Ownership Plan (ESOP). This plan was established in 1989 as a cost-effective way of funding the majority of the company's contributions under 401(k) employee savings plans. Total ESOP shares are considered to be shares outstanding for earnings per share calculations.

Dividends on shares held by the ESOP are paid to the ESOP trust and, together with company contributions, are used by the ESOP to repay principal and interest on the outstanding notes. The tax benefit related to dividends paid on unallocated shares was charged directly to equity and totaled approximately $6 million per year for 2002, 2001 and 2000. Over the life of the notes, shares are released for allocation to participants based on the ratio of the current year's debt service to the remaining debt service prior to the current payment.

The ESOP has been the primary funding source for the company's employee savings plans. As permitted by AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans", the Company has elected to continue its practices, which are based on Statement of Position 76-3, "Accounting Practices for Certain Employee Stock Ownership Plans" and subsequent consensus of the Emerging Issues Task Force of the Financial Accounting Standards Board. Accordingly, the debt of the ESOP is recorded as debt, and shares pledged as collateral are reported as unearned compensation in the Consolidated Balance Sheet and Consolidated Statement of Changes in Stockholders' Equity and Comprehensive Income. Unearned compensation is reduced symmetrically as the ESOP makes principal payments on the debt. Expenses related to the ESOP include total debt service on the notes, less dividends. The company contributes treasury shares, accounted for at fair value, to employee savings plans to cover obligations not funded by the ESOP. These amounts are reported as an employee benefit expense.

----------------------------------------------------------------------------
Employee Savings and Stock Ownership Plans
(Millions)                                     2002        2001        2000
----------------------------------------------------------------------------
Dividends on shares held by the ESOP           $ 31        $ 31        $ 31
Company contributions to the ESOP                17          17          15
Interest incurred on ESOP notes                  16          18          19
Expenses related to ESOP debt service            13          14          12
Expenses related to treasury shares              42           3          35
----------------------------------------------------------------------------

----------------------------------------------------------------------------
ESOP Debt Shares                           2002          2001          2000
----------------------------------------------------------------------------
Allocated                             7,407,590     7,241,681     6,898,666
Committed to be released                379,187        49,135       194,187
Unreleased                            4,505,252     5,549,275     6,116,961
----------------------------------------------------------------------------
  Total ESOP debt shares             12,292,029    12,840,091    13,209,814
----------------------------------------------------------------------------

NOTE 16.  GENERAL EMPLOYEES' STOCK PURCHASE PLAN
In May 1997, shareholders approved 15 million shares for issuance under the company's General Employees' Stock Purchase Plan (GESPP). Substantially all employees are eligible to participate in the plan. Participants are granted options at 85 percent of market value at the date of grant. There are no GESPP shares under option at the beginning or end of each year because options are granted on the first business day and exercised on the last business day of the same month.

-------------------------------------------------------------------------------
General Employees'          2002                2001                2000
Stock Purchase Plan  ------------------  -----------------  ------------------
                              Exercise            Exercise            Exercise
                      Shares     Price*    Shares    Price*    Shares    Price*
-------------------------------------------------------------------------------
Options granted       932,955  $102.98     998,276  $93.85   1,206,262  $77.40
Options exercised    (932,955)  102.98    (998,276)  93.85  (1,206,262)  77.40
-------------------------------------------------------------------------------
Shares available for
  grant - Dec. 31   8,632,495            9,565,450          10,563,726
-------------------------------------------------------------------------------

<F1>
*Weighted average

The weighted average fair value per option granted during 2002, 2001 and 2000 was $18.17, $16.56 and $13.65, respectively. The fair value of GESPP options was based on the 15 percent purchase discount.


NOTE 17.  MANAGEMENT STOCK OWNERSHIP PROGRAM
In May 2002, shareholders approved 22.7 million shares for issuance under the Management Stock Ownership Program (MSOP) in the form of management stock options, restricted stock and stock appreciation rights. Under the plan, the company has principally issued management stock options that are granted at market value at the date of grant. These options generally are exercisable one year after the date of grant and expire 10 years from the date of grant. Thus, outstanding shares under option include grants from previous plans. There were 14,210 participants in the plan at December 31, 2002.

-------------------------------------------------------------------------------
Management Stock            2002                 2001                 2000
Ownership Program     ---------------      ---------------      ---------------
                            Exercise             Exercise             Exercise
                      Shares   Price*      Shares   Price*      Shares   Price*
-------------------------------------------------------------------------------
Under option-
  Jan. 1          34,550,188  $88.12   32,347,256  $79.34   30,702,415  $74.67
    Granted
     Annual        6,236,067  128.85    6,541,299  117.25    6,040,196   88.33
     Progressive
      (Reload)       413,046  122.49      671,285  115.45      572,511   98.33
    Exercised     (5,505,889)  75.14   (4,826,135)  71.41   (4,684,779)  62.19
    Canceled         (99,799) 129.00     (183,517) 117.24     (283,087)  86.77
-------------------------------------------------------------------------------
  Dec. 31         35,593,613  $97.55   34,550,188  $88.12   32,347,256  $79.34
-------------------------------------------------------------------------------
Options exercisable-
  Dec. 31         29,022,791  $92.26   27,536,534  $80.98   26,159,345  $77.02
Shares available for grant -
  Dec. 31         16,161,176            4,501,427           11,738,624
-------------------------------------------------------------------------------

<F1>
*Weighted average

-------------------------------------------------------------------------------
MSOP Options Outstanding and Exercisable at December 31, 2002
                       Options Outstanding               Options Exercisable
                --------------------------------------   ---------------------
Range of                          Remaining
Exercise                        Contractual  Exercise                Exercise
Prices              Shares    Life (months)*    Price*       Shares     Price*
------------------------------------------------------------------------------
$48.27-63.08     6,008,631            35       $57.35     6,008,631    $57.35
 86.70-106.95   16,499,727            77        92.49    16,193,060     92.29
 111.80-129.70  13,085,255           112       122.76     6,821,100    117.26
------------------------------------------------------------------------------

<F1>
*Weighted average

For annual and progressive (reload) options the weighted average fair value at date of grant was calculated utilizing the Black-Scholes option-pricing model and the assumptions that follow.

-----------------------------------------------------------------------------------------------
                                                Annual                   Progressive (Reload)
MSOP Assumptions                        2002      2001      2000        2002     2001     2000
-----------------------------------------------------------------------------------------------
Exercise price                       $129.00   $117.25    $88.33     $122.49  $115.45   $98.33
Risk-free interest rate                  4.6%      4.8%      6.7%        2.6%     3.8%     6.3%
Dividend growth rate (5 year average)    3.2%      4.6%      4.3%        3.2%     4.6%     4.3%
Volatility                              25.0%     24.1%     22.3%       24.1%    23.7%    25.4%
Expected life (months)                    66        67        68          28       28       28
Black-Scholes fair value             $ 33.51   $ 29.41    $22.45     $ 17.81  $ 17.62   $17.18
-----------------------------------------------------------------------------------------------

Certain MSOP average options outstanding during the years 2002, 2001 and 2000 (5.5, 4.2 and 11.5 million shares, respectively) were not included in the computation of diluted earnings per share because they would not have had a dilutive effect. The tax benefit charged directly to equity for employee stock options was $77 million in 2002, $57 million in 2001 and $55 million in 2000. Refer to Note 1 in the Consolidated Financial Statements for the impact of stock-based compensation on pro forma net income and earnings per share for both the GESPP and MSOP.

The computations for basic and diluted earnings per share for each year follow.

---------------------------------------------------------------------------
Earnings Per Share
(Amounts in millions, except per share amounts)   2002      2001      2000
---------------------------------------------------------------------------
Numerator:
  Net income                                    $1,974    $1,430    $1,782
---------------------------------------------------------------------------

Denominator:
  Denominator for weighted average common
    shares outstanding - basic                   390.0     394.3     395.7

  Dilution associated with the company's
    stock based compensation plans                 5.5       5.6       4.2
---------------------------------------------------------------------------

  Denominator for weighted average common
    shares outstanding - diluted                 395.5     399.9     399.9
---------------------------------------------------------------------------

Earnings per share - basic                       $5.06     $3.63     $4.50
Earnings per share - diluted                      4.99      3.58      4.45
---------------------------------------------------------------------------

NOTE 18.  COMMITMENTS AND CONTINGENCIES

Operating Leases:
Rental expense under operating leases was $122 million in 2002 and $119 million in both 2001 and 2000. Minimum lease payments under operating leases with non-cancelable terms in excess of one year, as of December 31, 2002, follows.

--------------------------------------------------------------------
Operating Leases
                                                     After
(Millions)         2003   2004   2005   2006   2007   2007    Total
--------------------------------------------------------------------
Minimum lease
     payments       $71    $52    $34    $25    $19    $82     $283
--------------------------------------------------------------------

Capital Leases:
No material capital lease agreements are effective as of December 31, 2002 and 2001. Therefore, there are no material capital lease assets or capital lease obligations. However, 3M has entered into a license agreement involving a building in the United Kingdom. The lease portion of the agreement, effective in April 2003, qualifies for capital lease accounting treatment. During the second quarter of 2003, 3M will record a capital lease asset and obligation in the amount of approximately $54 million.

Minimum lease payments under capital leases, including the above-mentioned 2003 capital lease, with non-cancelable terms in excess of one year, as of December 31, 2002, follows.

-------------------------------------------------------------------
Capital Leases
                                                    After
(Millions)        2003   2004   2005   2006   2007   2007    Total
-------------------------------------------------------------------
Minimum lease
   payments         $4     $4     $4     $4     $4    $91     $111
-------------------------------------------------------------------

Guarantees:
3M's guarantees of loans with third parties, indemnification contracts, and other guarantees are estimated at approximately $25 million. 3M's accrued product warranty liability is also estimated at approximately $25 million.

Related Party Activity:
3M sales to related parties and indebtedness to 3M from related parties is not significant. Purchases from related parties (largely related to companies in which 3M has an equity interest) totaled approximately $87 million. Receivables due from employees for relocation and other ordinary business expense advances are approximately $25 million.

Legal Proceedings:
Discussion of legal matters is incorporated by reference from Part I, Item 3, Legal Proceedings, of this Annual Report on Form 10-K, and should be considered an integral part of the Consolidated Financial Statements and Notes.


NOTE 19.  QUARTERLY DATA (Unaudited)

-----------------------------------------------------------------------------
(Millions, except per-share amounts)
                               First    Second      Third    Fourth
                             Quarter   Quarter    Quarter   Quarter      Year
-----------------------------------------------------------------------------
Net sales
2002                         $ 3,890   $ 4,161    $ 4,143   $ 4,138   $16,332
2001                           4,164     4,073      3,961     3,856    16,054
-----------------------------------------------------------------------------
Cost of sales*
2002                         $ 2,036   $ 2,231    $ 2,115   $ 2,114   $ 8,496
2001                           2,196     2,266      2,156     2,131     8,749
-----------------------------------------------------------------------------
Net income*
2002                         $   452   $   466    $   545   $   511   $ 1,974
2001                             453       202        394       381     1,430
-----------------------------------------------------------------------------
Basic earnings per share - net income*
2002                         $  1.16   $  1.19    $  1.40   $  1.31   $  5.06
2001                            1.14       .51       1.00       .97      3.63
-----------------------------------------------------------------------------
Diluted earnings per share - net income*
2002                         $  1.14   $  1.18    $  1.38   $  1.29   $  4.99
2001                            1.13       .50        .99       .96      3.58
-----------------------------------------------------------------------------

<F1>
*In 2002, the adoption of a new accounting standard resulting in the cessation of goodwill amortization and other indefinite-lived intangible asset amortization increased net income by 12 cents per diluted share. 2002 and 2001 results include non-recurring items primarily related to the 2001 restructuring
plan.   Non-recurring items increased cost of sales for the second quarter of
2002 ($91 million), first quarter of 2002 ($30 million), fourth quarter of 2001 ($61 million), third quarter of 2001 ($47 million), second quarter of 2001 ($141 million), and first quarter of 2001 ($23 million). Non-recurring items decreased net income and diluted earnings per share for the second quarter of 2002 ($73 million, or $.18 per diluted share), first quarter of 2002 ($35 million, or $.09 per diluted share), fourth quarter of 2001 ($6 million, or $.02 per diluted share), third quarter of 2001 ($43 million, or $.11 per diluted share), second quarter of 2001 ($249 million, or $.62 per diluted share) and first quarter of 2001 ($14 million, or $.03 per diluted share).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

	None.


                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT. The information relating to directors and nominees of 3M is set forth under the caption "Proposal No. 1 - Election of Directors" in 3M's proxy statement for its 2003 annual meeting of stockholders ("3M Proxy Statement") and is incorporated by reference herein. Information about executive officers is included in Item 1 of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION. The information relating to executive compensation is set forth under the captions "Summary Compensation Table," "Option Grants in Last Fiscal Year," "Option Exercises and Year-End Option Values," "Long-Term Incentive Plan Awards," "Employment Contract, Termination of Employment and Change-in-Control Arrangements," "Retirement Benefits," and "Compensation of Non-Employee Directors" in 3M's Proxy Statement and such information is incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT. The information relating to security ownership of certain beneficial owners and management is set forth under the caption "Beneficial Ownership Table" in 3M's Proxy Statement and such information is incorporated by reference herein.

Equity compensation plans information follows.

---------------------------------------------------------------------------------------
Equity Compensation Plans Information

                              A                 B                      C
Plan Category            Number of          Weighted-          Number of securities
                         securities to be   average exercise   remaining available for
                         issued upon        price of           future issuance under
                         exercise of        outstanding        equity  compensation
                         outstanding        options, warrants  plans (excluding
                         options, warrants  and rights         securities reflected in
                         and rights                            column (A)
---------------------------------------------------------------------------------------
Equity compensation
plans approved by
security holders
     MSOP                35,593,613           $97.55           16,161,176
     GESPP                       --               --            8,632,495
     Non-employee
      directors                  --               --              299,509
---------------------------------------------------------------------------------------
Subtotal                 35,593,613            97.55           25,093,180
---------------------------------------------------------------------------------------
Equity compensation
plans not approved by
security holders                 --               --                   --
---------------------------------------------------------------------------------------
Total                    35,593,613           $97.55           25,093,180
---------------------------------------------------------------------------------------

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. No matters require disclosure here.

The registrant will file with the Commission a definitive proxy statement pursuant to Regulation 14A by April 30, 2003.

ITEM 14.  CONTROLS AND PROCEDURES

a. Within the 90 days prior to the filing date of this annual report, the company carried out an evaluation, under the supervision and with the participation of the company's management, including the company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures are effective in timely alerting them to material information relating to the company (including its consolidated subsidiaries) required to be included in the company's periodic SEC filings.

b. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out this evaluation.

                                  PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) The consolidated financial statements filed as part of this report are listed in the index to financial statements on page 38.

All financial statement schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the consolidated financial statements or the notes thereto.

(b) Reports on Form 8-K:
3M filed a Form 8-K on March 4, 2003. 3M filed Form 8-K's for the fourth quarter of 2002 on November 15, 2002 and December 9, 2002.

The Form 8-K dated March 4, 2003, provides the certificate of incorporation as amended as of April 8, 2002. The amendment reflects the change in the company's name from Minnesota Mining and Manufacturing Company to 3M Company.

The Form 8-K dated November 15, 2002, contained press releases in connection with the sale of the company's 30-year zero-coupon senior convertible notes.

The Form 8-K dated December 9, 2002, provided the company's amended Bylaws.

(c) Exhibit Index:

Incorporated by Reference:

                                               Incorporated by Reference in the
                                                           Report From
                                               --------------------------------
   (3.1) Certificate of incorporation,                Form 8-K dated
         as amended as of April 8, 2002.              March 4, 2003.

   (3.2) Bylaws, as amended as of November 11, 2002.  Form 8-K dated
                                                      December 9, 2002.

   (4)  Instruments defining the rights of security
        holders, including debentures:
        (4.1) common stock.                           Registration No. 333-98163
                                                      on Form S-3/A filed on
                                                      February 4, 2003.
                                                      Registration No. 333-49830
                                                      on Form S-4/A filed on
                                                      January 11, 2001.
                                                      Registration No. 333-42660
                                                      on Form S-3/A filed on
                                                      August 18, 2000.

        (4.2) debt securities.                        Registration No. 333-103234
                                                      on Form S-3 filed on
                                                      February 14, 2003.
                                                      Form 8-K dated December 7,
                                                      2000 and Registration No.
                                                      333-48922 on Form S-3/A
                                                      filed on January 12, 2001.


   (c)	Exhibit Index (continued):

                                               Incorporated by Reference in the
                                                          Report From
                                               --------------------------------
  (10) Material contracts, management
       remuneration:

        (10.1) management stock ownership program.   Exhibit 4 of Registration
                                                     No. 333-101751 on Form S-8
                                                     filed on December 10, 2002.
                                                     Registration No. 333-101727
                                                     on Form S-8 filed on
                                                     December 9, 2002.
                                                     Exhibit 4 of Registration
                                                     No. 333-30689 on Form S-8
                                                     filed on July 2, 1997.
        (10.2) profit sharing plan, performance      Written description contained
               unit plan and other compensation      in issuer's proxy statement
               arrangements.                         for the 2003 annual
                                                     shareholders' meeting.
        (10.3) director stock ownership program.     Exhibit 4 of Registration
                                                     Statement No. 333-44692
                                                     on Form S-8 filed on
                                                     August 29, 2000.
        (10.4) deferred compensation obligations.    Registration No. 333-73192
                                                     on Form S-8 filed on
                                                     November 13, 2001.

Submitted electronically to the SEC as part of this filing:
        (10) Employment agreement dated November 19, 2002, between Registrant and Richard F. Ziegler.

        (12)   Calculation of ratio of earnings to fixed charges.

        (21)   Subsidiaries of the registrant.

        (23)   Consent of independent auditors.

        (24)   Power of attorney.

      (99.1) Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

      (99.2) Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

                                       SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       3M COMPANY



                           By /s/ Patrick D. Campbell
                              -------------------------

                              Patrick D. Campbell,
                              Senior Vice President and Chief Financial Officer
                             (Principal Financial Officer)
                              March 10, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 10, 2003.

Signature               Title

W. James McNerney, Jr.  Chairman of the Board and
                        Chief Executive Officer
                       (Principal Executive Officer
                        and Director)
Linda G. Alvarado       Director
Edward A. Brennan       Director
Vance D. Coffman        Director
Edward M. Liddy         Director
Ronald S. Morrison      Director
Ronald G. Nelson        Vice President and Controller
Aulana L. Peters        Director
Rozanne L. Ridgway      Director
Kevin W. Sharer         Director
Louis W. Sullivan       Director


Patrick D. Campbell, by signing his name hereto, does hereby sign this document pursuant to powers of attorney duly executed by the other persons named, filed with the Securities and Exchange Commission on behalf of such other persons, all in the capacities and on the date stated, such persons constituting a majority of the directors of the company.

                              By /s/ Patrick D. Campbell
                                 -------------------------------------

                                 Patrick D. Campbell, Attorney-in-Fact

Sarbanes-Oxley Section 302 Certification

I, W. James McNerney, Jr., certify that:
1. I have reviewed this annual report on Form 10-K of 3M Company;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 10, 2003


/s/ W. James McNerney, Jr.
-----------------------------

W. James McNerney, Jr.
Chief Executive Officer

Sarbanes-Oxley Section 302 Certification

I, Patrick D. Campbell, certify that:
1. I have reviewed this annual report on Form 10-K of 3M Company;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 10, 2003


/s/ Patrick D. Campbell
---------------------------

Patrick D. Campbell
Chief Financial Officer