Form 10-Q
period 2003-03-31
3M CO
filed 2003-05-14
CIK 66740

-------------------------------------------------------------------------

                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


                     For Quarter ended March 31, 2003
                      Commission file number: 1-3285


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
Yes   X     No
    -----      -----

   Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act).  Yes   X     No
                                                     -----      -----

   On March 31, 2003, there were 390,833,851 shares of the registrant's common stock outstanding.



                      This document contains 37 pages.

                The exhibit index is set forth on page 30.

-------------------------------------------------------------------------

                   3M Company and Subsidiaries
                 PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  3M Company and Subsidiaries
                CONSOLIDATED STATEMENT OF INCOME
                         (Unaudited)
-----------------------------------------------------------
                               Three months ended
(Amounts in millions,                March 31
except per share amounts)        2003       2002
-----------------------------------------------------------
Net sales                      $4,318     $3,890
-----------------------------------------------------------

Operating expenses
  Cost of sales                 2,211      2,036
  Selling, general and
    administrative expenses       963        877
  Research, development and
    related expenses              270        264
  Other expense                    93         --
-----------------------------------------------------------
         Total                  3,537      3,177
-----------------------------------------------------------

Operating income                  781        713
-----------------------------------------------------------

Interest expense and income
  Interest expense                 23         19
  Interest income                  (6)        (9)
-----------------------------------------------------------
         Total                     17         10
-----------------------------------------------------------

Income before income taxes
  and minority interest           764        703

Provision for income taxes        248        227

Minority interest                  14         24
-----------------------------------------------------------

Net income                     $  502     $  452
-----------------------------------------------------------

Weighted average common
  shares outstanding - basic    390.0      389.9
Earnings per share - basic     $ 1.29     $ 1.16
-----------------------------------------------------------

Weighted average common
  shares outstanding - diluted  395.3      395.2
Earnings per share - diluted   $ 1.27     $ 1.14
-----------------------------------------------------------

<F1>
The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.


                       3M Company and Subsidiaries
                       CONSOLIDATED BALANCE SHEET
                               (Unaudited)
---------------------------------------------------------------------------
                                                       Mar. 31    Dec. 31
(Dollars in millions, except per share amounts)          2003       2002
---------------------------------------------------------------------------
ASSETS
Current assets
  Cash and cash equivalents                             $   561    $   618
  Accounts receivable - net                               2,643      2,527
  Inventories
    Finished goods                                        1,008      1,011
    Work in process                                         621        591
    Raw materials and supplies                              328        329
---------------------------------------------------------------------------
      Total inventories                                   1,957      1,931
  Other current assets                                    1,303        983
---------------------------------------------------------------------------
        Total current assets                              6,464      6,059

Investments                                                 221        238
Property, plant and equipment                            15,191     15,058
  Less accumulated depreciation                          (9,641)    (9,437)
---------------------------------------------------------------------------
    Property, plant and equipment - net                   5,550      5,621
Goodwill                                                  2,157      1,898
Intangible assets                                           271        269
Other assets                                              1,182      1,244
---------------------------------------------------------------------------
        Total assets                                    $15,845    $15,329
---------------------------------------------------------------------------

LIABILITIES
Current liabilities
  Short-term debt                                       $ 1,200    $ 1,237
  Accounts payable                                          963        945
  Payroll                                                   409        411
  Income taxes                                              652        518
  Other current liabilities                               1,468      1,346
---------------------------------------------------------------------------
        Total current liabilities                         4,692      4,457

Long-term debt                                            2,119      2,140
Other liabilities                                         2,718      2,739
---------------------------------------------------------------------------
        Total liabilities                                 9,529      9,336
---------------------------------------------------------------------------

Commitments and contingencies

STOCKHOLDERS' EQUITY
  Common stock, $.01 par value, 472,016,528 shares issued     5          5
  Capital in excess of par value                            291        291
  Retained earnings                                      12,935     12,748
  Treasury stock, at cost; 81,182,677 shares at
    Mar. 31, 2003; 81,820,847 shares at Dec. 31, 2002    (4,688)    (4,767)
  Unearned compensation                                    (242)      (258)
  Accumulated other comprehensive income (loss)          (1,985)    (2,026)
---------------------------------------------------------------------------
        Total stockholders' equity                        6,316      5,993
---------------------------------------------------------------------------

        Total liabilities and stockholders' equity      $15,845    $15,329
---------------------------------------------------------------------------

<F1>
The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.


                       3M Company and Subsidiaries
                  CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Unaudited)
------------------------------------------------------------------------
                                                      Three months ended
                                                            March 31
(Dollars in millions)                                   2003       2002
------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                            $  502    $   452
Adjustments to reconcile net income
  to net cash provided by operating activities
    Depreciation and amortization                        234        250
    Pension company contributions                        (32)       (24)
    Deferred income tax provision                        (23)        17
    Changes in assets and liabilities
      Accounts receivable                                (97)      (140)
      Inventories                                          7         82
      Other current assets                              (311)        11
      Other assets - net of amortization                  76         10
      Income taxes payable                               165         25
      Accounts payable and other current liabilities     150        (83)
      Other liabilities                                   88         63
    Other - net                                            5          8
------------------------------------------------------------------------
Net cash provided by operating activities                764        671
------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment              (120)      (161)
Proceeds from sale of property, plant and equipment       69         16
Acquisitions of businesses                              (416)        --
Purchases of investments                                  --         (3)
Proceeds from sale of investments                          2          5
------------------------------------------------------------------------
Net cash used in investing activities                   (465)      (143)
------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Change in short-term debt - net                            6       (255)
Repayment of debt (maturities greater than 90 days)     (196)      (259)
Proceeds from debt (maturities greater than 90 days)     152        525
Purchases of treasury stock                             (173)      (420)
Reissuances of treasury stock                            160        124
Dividends paid to stockholders                          (257)      (242)
Distributions to minority interests                       --        (40)
Other - net                                              (14)        --
------------------------------------------------------------------------
Net cash used in financing activities                   (322)      (567)
------------------------------------------------------------------------

Effect of exchange rate changes on cash                  (34)        13
------------------------------------------------------------------------

Net decrease in cash and cash equivalents                (57)       (26)
------------------------------------------------------------------------
Cash and cash equivalents at beginning of year           618        616
------------------------------------------------------------------------
Cash and cash equivalents at end of period            $  561     $  590
------------------------------------------------------------------------

<F1>
The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

       	               3M Company and Subsidiaries
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

The interim consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of the company's consolidated financial position, results of operations and cash flows for the periods presented. These adjustments consist of normal, recurring items. The results of operations for any interim period are not necessarily indicative of results for the full year. The interim consolidated financial statements and notes are presented as permitted by the requirements for Quarterly Reports on Form 10-Q. This Quarterly Report on Form 10-Q should be read in conjunction with the company's consolidated financial statements and notes included in its 2002 Annual Report on Form 10-K.

RECLASSIFICATIONS
Certain prior period Consolidated Statement of Cash Flows amounts within the "Net cash provided by operating activities" section have been reclassified to conform to the current year presentation.

ACCOUNTING PRONOUNCEMENTS
Effective January 1, 2003, the company adopted Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations," which was issued by the Financial Accounting Standards Board
(FASB). This statement establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. The adoption of this standard did not impact 3M's consolidated financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The company is reviewing the requirements of this standard. The company has not yet finalized its determination of the impact of this standard on 3M's consolidated financial position or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities." This interpretation addresses the requirements for business enterprises to consolidate related entities in which they are determined to be the primary economic beneficiary as a result of their variable economic interests. The interpretation is intended to provide guidance in judging multiple economic interests in an entity and in determining the primary beneficiary. The interpretation outlines disclosure requirements for VIEs in existence prior to January 31, 2003, and outlines consolidation requirements for VIEs created after January 31, 2003. The company has reviewed its major commercial relationships and its overall economic interests with other companies consisting of related parties, contracted manufacturing vendors, companies in which it has an equity position, and other suppliers to determine the extent of its variable economic interest in these parties. The review has not resulted in a determination that 3M would be judged to be the primary economic beneficiary in any material relationships, or that any material entities would be judged to be Variable Interest Entities of 3M.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements concerning its obligations under certain guarantees that it has issued. It also clarifies (for guarantees issued after January 1, 2003), that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligations undertaken in issuing the guarantee. For the first quarter of 2003, 3M did not have any significant guarantees.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure. An amendment of FASB Statement No. 123." The company is choosing to continue with its current practice of applying the recognition and measurement principles of APB
No. 25, "Accounting for Stock Issued to Employees." The company has adopted the disclosure requirements of SFAS No. 148. Pro forma amounts based on the options' estimated fair value, net of tax, at the grant dates for awards under the General Employees' Stock Purchase Plan and Management Stock Ownership Program for the quarter ended March 31, 2003 and 2002, follow.

-----------------------------------------------------------------
PRO FORMA NET INCOME AND EARNINGS PER SHARE
                                            Three months ended
(Dollars in millions,                            March 31
except per share amounts)                     2003        2002
-----------------------------------------------------------------
Net income, as reported                     $  502      $  452

Add: Stock-based compensation expense
  included in net income, net of
  related tax effects                            1           1

Deduct: Total stock-based compensation
  expense determined under fair value,
  net of related tax effects                   (37)        (43)

Pro forma net income                           466         410
-----------------------------------------------------------------
Earnings per share - basic
  As reported                               $ 1.29      $ 1.16
  Pro forma                                   1.20        1.05
Earnings per share - diluted
  As reported                               $ 1.27      $ 1.14
  Pro forma                                   1.18        1.04

-----------------------------------------------------------------

BUSINESS COMBINATIONS
During the quarter ended March 31, 2003, 3M purchased an additional 25 percent interest of Sumitomo 3M Limited from NEC Corporation for $377 million in cash. Because all business segments benefit from this combination, goodwill acquired in this acquisition was allocated to 3M's seven business segments. As a result of this acquisition, 3M now owns 75 percent of Sumitomo 3M Limited. Sumitomo Electric Industries, Ltd., a Japanese corporation, owns the remaining 25 percent of Sumitomo 3M Limited. The purchase price allocation at March 31, 2003, was preliminary.

During the quarter ended March 31, 2003, 3M (Display and Graphics business) finalized the purchase of Corning Precision Lens, Inc. The purchase price allocation at year-end 2002 was preliminary. The contingent consideration related to the final working capital valuation, as discussed in the Annual Report on Form 10-K for the year ended December 31, 2002, was resolved. 3M paid $9 million in contingent consideration to Corning Incorporated, the former parent company of Corning Precision Lens, Inc. 3M paid $4 million in direct acquisition expenses in the first quarter. The impacts of finalizing the purchase price allocation, including the working capital adjustment and payment of direct acquisition expenses, are displayed in the business combination activity table that follows.

During the quarter ended March 31, 2003, 3M entered into two additional business combinations for $26 million, net of cash acquired.
1) 3M (Industrial Business) purchased 100 percent of the outstanding shares of Solvay Fluoropolymers, Inc. (SFI), a previously wholly owned subsidiary of Solvay America, Inc. SFI is a manufacturer of fluoroplastic products.
2) 3M (Display and Graphics Business) purchased Corning Shanghai Logistics Company Limited, a previously wholly owned subsidiary of Corning Incorporated. This business is involved in the distribution of lens systems for projection televisions.

The first quarter 2003 business combination activity is summarized in the following table. Pro forma information related to these acquisitions is not included because the impact of these acquisitions, either individually or in the aggregate, on the company's consolidated results of operations is not considered to be significant.

---------------------------------------------------------------------------
BUSINESS COMBINATION ACTIVITY
Asset (Liability)
                          Sumitomo      Corning     Aggregation
                             3M        Precision    of Remaining    Total
(Millions)                 Limited     Lens, Inc.   Acquisitions  Activity
---------------------------------------------------------------------------
Accounts receivable           $ --         $--           $ 4        $  4
Inventory                        9          --             8          17
Investments                     --          --           (15)        (15)
Property, plant and
   equipment - net              --          (3)           29          26
Purchased intangible assets     --           4             3           7
Purchased goodwill             233           8            --         241
Accounts payable and
   other current liabilities    --           4            (5)         (1)
Minority interest liability    139          --            --         139
Other long-term liabilities     (4)         --             2          (2)
--------------------------------------------------------------------------

Net assets acquired           $377         $13           $26        $416
--------------------------------------------------------------------------

GOODWILL
As discussed later in the "Business Segments" note, 3M realigned its business segments and began reporting under this new structure effective January 1, 2003. Impairment testing for goodwill is done at the reporting unit level. Reporting units are one level below the business segment level, and have been combined when reporting units within the same segment have similar economic characteristics. The business segment realignment resulted in certain changes in reporting units. Effective January 1, 2003, 3M has 18 reporting units under the criteria set forth by Statement of Financial Accounting Standards (SFAS) No. 142. SFAS No. 142 requires that goodwill be tested for impairment when reporting units are changed. The company completed its assessment of any potential goodwill impairments under this new structure and determined that no impairments existed.

The goodwill balance by business segment as of December 31, 2002 and March 31, 2003 follows. Goodwill acquired in the first quarter of 2003 totaled $241 million, with $8 million expected to be fully deductible for tax purposes. The increase in the goodwill balance in the first quarter of 2003 primarily relates to the 2003 business combination activity and changes in foreign currency exchange rates during the period.

------------------------------------------------------------------------
GOODWILL                     Dec. 31      2003        2003      Mar. 31
                               2002   acquisition  translation   2003
(Millions)                   balance   activity     and other   balance
------------------------------------------------------------------------
Health Care                   $  393      $  42       $  4      $  439
Industrial                       220         51          4         275
Consumer and Office               17         26         --          43
Display and Graphics             824         55         --         879
Electro and Communications       380         30         10         420
Safety, Security and
  Protection Services             59         21         (1)         79
Transportation                     5         16          1          22
-----------------------------------------------------------------------
Total Company                 $1,898       $241       $ 18      $2,157
-----------------------------------------------------------------------

ACQUIRED INTANGIBLE ASSETS
The carrying amount and accumulated amortization of acquired intangible assets follow.

-----------------------------------------------------------------------
                                                    Mar. 31    Dec. 31
(Millions)                                            2003       2002
-----------------------------------------------------------------------
Patents                                               $304       $297
Other amortizable intangible assets                     98         93
Non-amortizable intangible assets (tradenames)          62         61
-----------------------------------------------------------------------
  Total gross carrying amount                          464        451

Accumulated amortization - patents                    (131)      (123)
Accumulated amortization - other                       (62)       (59)
-----------------------------------------------------------------------
  Less total accumulated amortization                 (193)      (182)

Total intangible assets, net                          $271       $269
-----------------------------------------------------------------------

Amortization expense for acquired intangible assets for the quarters ended March 31, 2003 and 2002 follow:

-----------------------------------------------------------------------
(Millions)                                          Mar. 31    Mar. 31
                                                      2003       2002
-----------------------------------------------------------------------
Amortization expense                                 $ 10       $  9
-----------------------------------------------------------------------

The table below shows expected amortization expense for acquired intangible assets recorded as of March 31, 2003.

-------------------------------------------------------------------------
              Last 3
             Quarters   Year     Year     Year     Year     After
(Millions)     2003     2004     2005     2006     2007     2007
-------------------------------------------------------------------------
Amortization
  expense       $28      $35      $28      $24      $21      $73
-------------------------------------------------------------------------

The above amortization expense forecast is an estimate. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, changes in foreign currency exchange rates, impairment of intangible assets, accelerated amortization of intangible assets, and other events.

RESTRUCTURING
As discussed in the 2002 Annual Report on Form 10-K, the restructuring program actions were substantially completed by June 30, 2002. Selected information related to the restructuring follows.

------------------------------------------------------------------------
RESTRUCTURING                Employee
                            Severance
                                  and    Accelerated
(Millions)                   Benefits   Depreciation    Other    Total
------------------------------------------------------------------------
Charges
  Year 2001 charges              $472           $ 80     $ 17     $569
  First quarter 2002 charges       24             26        4       54
  Second quarter 2002 charges      87             21       40      148
------------------------------------------------------------------------
    Total charges                $583           $127      $61     $771
------------------------------------------------------------------------

------------------------------------------------------------------------
Current liability at
  December 31, 2000              $ --                    $ --     $ --
------------------------------------------------------------------------

 2001 Charges                     472           $ 80       17      569
 2001 Cash payments              (155)                     (4)    (159)
 2001 Non-cash and long-term
  portion of liability           (132)           (80)      --     (212)

------------------------------------------------------------------------
Current liability at
  December 31, 2001              $185                     $13     $198
------------------------------------------------------------------------

 2002 Charges                     111             47       44      202
 2002 Cash payments              (267)                    (39)    (306)
 2002 Reclassification from
  long-term portion of liability   47                      --       47
 2002 Non-cash and long-term
  portion of liability            (46)           (47)      --      (93)
------------------------------------------------------------------------

Current liability at
  December 31, 2002              $ 30                    $ 18     $ 48
------------------------------------------------------------------------
First quarter 2003
  cash payments                   (22)                     (8)     (30)
------------------------------------------------------------------------
Current liability at
  March 31, 2003                 $  8                    $ 10     $ 18
------------------------------------------------------------------------

ACCOUNTING FOR DERIVATIVE INSTRUMENTS
The company uses interest rate swaps, currency swaps, and forward and option contracts to manage risks generally associated with foreign
exchange rate, interest rate and commodity market volatility.   For a more
detailed discussion of the company's derivative instruments, refer to the company's 2002 Annual Report on Form 10-K.

The table that follows provides the amounts recorded in cumulative translation related to net investment hedging, and also provides cash flow hedging instrument disclosures. Reclassification adjustments are made to avoid double counting in comprehensive income items that are also included as part of net income. The amount of the reclassification adjustment recognized in other comprehensive income is equal to, but opposite in sign from, the amount of the realized gain or loss in net income.

-----------------------------------------------------------
DERIVATIVES                  Three months ended
Net of Tax                        March 31
(Millions)                     2003       2002
-----------------------------------------------------------
UNREALIZED GAIN/(LOSS) RECORDED IN CUMULATIVE TRANSLATION

Net investment hedging         $ (1)     $  2
-----------------------------------------------------------


CASH FLOW HEDGING INSTRUMENTS BALANCE AND ACTIVITY

Beginning balance              $(39)    $   9
-----------------------------------------------------------

Net unrealized holding
  gain/(loss)*                  (13)       (3)
Reclassification
  adjustment*                    21        (1)

-----------------------------------------------------------

Total activity                    8        (4)
-----------------------------------------------------------

Ending balance                 $(31)**  $   5
-----------------------------------------------------------

*TAX EXPENSE OR BENEFIT
Net unrealized holding
  gain/(loss)                  $ 11     $   2
Reclassification
  adjustment                    (17)       --

-----------------------------------------------------------

<F1>
** Based on exchange rates at March 31, 2003, the company expects to reclassify to earnings over the next 12 months a majority of the cash flow hedging instruments after-tax loss of $31 million (with the impact largely offset by foreign currency cash flows from underlying hedged items).

BUSINESS SEGMENTS
As more fully described in 3M's 2002 Annual Report on Form 10-K, 3M announced in September 2002 a strategic realignment of its organization, designed to achieve faster growth and a closer focus on its markets and customers. This realignment resulted in seven reportable business segments compared to the previous structure of six reportable business segments. These structural changes were driven by 3M's strategic planning process and represent an important step toward access to larger and faster-growing markets. Internal management reporting for the new reportable business segments commenced on January 1, 2003.

3M provided in its "Management's Discussion and Analysis of Financial Condition and Results of Operations" section in its 2002 Annual Report on Form 10-K supplemental financial information related to these new business segments on an annual basis. This information was provided on a supplemental basis as the company did not operate under this new structure for these periods, and has only operated under this new structure since January 1, 2003.

On April 4, 2003, 3M filed a Current Report on Form 8-K that furnished supplemental unaudited financial information on both an annual and quarterly basis for the years ended December 31, 2002, 2001 and 2000, reflecting the realigned segments. This was provided to show the results on an interim basis for prior years. Results under the new structure for the quarters ended March 31, 2003 and 2002, follow.

----------------------------------------------------------
BUSINESS
SEGMENT              Three months ended
INFORMATION               March 31
(Millions)              2003     2002
----------------------------------------------------------
NET SALES
Health Care           $  946   $  845
Industrial               821      753
Consumer and Office      612      569
Display and Graphics     661      505
Electro and
 Communications          434      444
Safety, Security and
 Protection Services     458      413
Transportation           381      349
Corporate and
 Unallocated               5       12
----------------------------------------------------------
Total Company         $4,318   $3,890
----------------------------------------------------------

----------------------------------------------------------
BUSINESS
SEGMENT              Three months ended
INFORMATION               March 31
(Millions)              2003     2002
----------------------------------------------------------
OPERATING INCOME
Health Care           $  238   $  220
Industrial               132      111
Consumer and Office      110      105
Display and Graphics     182      117
Electro and
 Communications           47       52
Safety, Security and
 Protection Services     105       86
Transportation           100       85
Corporate and
 Unallocated            (133)     (63)
----------------------------------------------------------
Total Company         $  781    $ 713
----------------------------------------------------------

As announced by 3M on March 26, 2003, a court issued an adverse ruling associated with a lawsuit filed against 3M in 1997 by LePage's Inc. During the first quarter of 2003, 3M recorded pre-tax charges of $93 million related to this proceeding (recorded in Corporate and Unallocated). For a more detailed discussion, refer to Part II, Item 1, Legal Proceedings, of the Quarterly Report on Form 10-Q. First quarter 2003 Corporate and Unallocated also includes certain acquisition-related costs and respirator mask/asbestos litigation expenses. During the first quarter of 2002, under its previously announced restructuring plan, 3M incurred pre-tax charges of $54 million primarily related to employee separation costs and accelerated depreciation charges (recorded in Corporate and Unallocated).

EARNINGS PER SHARE AND DIVIDENDS PER SHARE
The computations for basic and diluted earnings per share for each year follow.

-----------------------------------------------------------------------
EARNINGS PER SHARE                                Three months ended
                                                        March 31
(Amounts in millions, except per share amounts)      2003      2002
-----------------------------------------------------------------------
Numerator:
  Net income                                       $  502    $  452
-----------------------------------------------------------------------

Denominator:
  Denominator for weighted average common
    shares outstanding - basic                      390.0     389.9

  Dilution associated with the company's
    stock-based compensation plans                    5.3       5.3
-----------------------------------------------------------------------

  Denominator for weighted average common
    shares outstanding - diluted                    395.3     395.2

-----------------------------------------------------------------------

Earnings per share - basic                          $1.29     $1.16
Earnings per share - diluted                         1.27      1.14
-----------------------------------------------------------------------

Certain stock options outstanding were not included in the computation of diluted earnings per share because they would not have had a dilutive effect (6.4 million average options for the three months ended March 31, 2003 and March 31, 2002). As discussed in the 2002 Annual Report on Form 10-K, the company sold $639 million in aggregate face amount of "Convertible Notes" on November 15, 2002. There was no impact on 3M's diluted earnings per share related to these "Convertible Notes", as the conversion rights commence after March 31, 2003. Additionally, because the conditions for conversion were not met for the second quarter of 2003, there will be no impact on 3M's second quarter diluted earnings per share. If the conditions for conversion are met, 3M may choose to pay in cash and/or common stock. Dividends paid to shareholders were 66 cents per common share in the first quarter of 2003, compared with 62 cents per common share in the first quarter of 2002.

STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME INFORMATION
The components of the ending balances of accumulated other comprehensive income (loss) follow.

------------------------------------------------------------------------
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
                                                    Mar. 31,  Dec. 31,
(Millions)                                             2003      2002
------------------------------------------------------------------------
Cumulative translation - net                        $  (824)  $  (858)
Minimum pension liability adjustments                (1,130)   (1,130)
Debt and equity securities, unrealized gain - net        --         1
Cash flow hedging instruments, unrealized loss - net    (31)      (39)
------------------------------------------------------------------------

Accumulated other comprehensive income (loss)       $(1,985)  $(2,026)
------------------------------------------------------------------------

The components of total comprehensive income follow. Income tax effects for cumulative translation are not significant because no tax provision has been made for the translation of foreign currency financial statements into U.S. dollars. Reclassification adjustments (other than for cash flow hedging instruments discussed in the "Accounting for Derivative Instruments" section) were not material.

---------------------------------------------------------------------------
TOTAL COMPREHENSIVE INCOME                       Three months ended
                                                       March 31
(Millions)                                          2003     2002
---------------------------------------------------------------------------
Net income                                         $ 502    $ 452
Other comprehensive income (loss)
  Cumulative translation - net of $2 million
    tax provision in 2003 and $1 million tax
    provision in 2002                                 34       (9)
  Debt and equity securities,
    unrealized loss - net of $1 million
    tax benefit in 2003 and $4 million
    tax benefit in 2002                               (1)      (6)
  Cash flow hedging instruments, unrealized
    gain (loss) - net of $6 million tax provision
    in 2003 and $2 million tax benefit in 2002         8       (4)
---------------------------------------------------------------------------

      Total comprehensive income                   $ 543    $ 433
---------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES
Discussion of legal matters is cross-referenced to this Quarterly Report on Form 10-Q, Part II, Item 1, Legal Proceedings, and should be considered an integral part of the interim consolidated financial statements.

OTHER
PricewaterhouseCoopers LLP, the company's independent accountants, have performed reviews of the unaudited interim consolidated financial statements included herein, and their review report thereon accompanies this filing. Pursuant to Rule 436(c) of the Securities Act of 1933 ("Act") their report on these reviews should not be considered a "report" within the meaning of Sections 7 and 11 of the Act and the independent accountant liability under Section 11 does not extend to it.

               REVIEW REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders and Board of Directors of 3M Company:

We have reviewed the accompanying consolidated balance sheet of 3M Company and its subsidiaries as of March 31, 2003, and the related consolidated statements of income and of cash flows for the three-month periods ended March 31, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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

We previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2002, and the related consolidated statements of income, of changes in stockholders' equity and comprehensive income, and of cash flows for the year then ended (not presented herein); and in our report dated February 10, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2002, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


/s/ PricewaterhouseCoopers LLP
------------------------------
PricewaterhouseCoopers LLP



Minneapolis, Minnesota
April 21, 2003

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

Forward-looking statements are based on certain assumptions and expectations of future events that are subject to risks and uncertainties. Actual future results and trends may differ materially from historical results or those projected in any such forward-looking statements depending on a variety of factors, including, but not limited to, the following:

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

* The company's growth objectives are largely dependent on the timing and market acceptance of its new product offerings, including its ability to renew its pipeline of new products and to bring those products to market. This ability may be adversely affected by difficulties or delays in product development, such as the inability to: identify viable new products; obtain adequate intellectual property protection; gain market acceptance of new products, or successfully complete clinical trials and obtain regulatory approvals. For example, new 3M pharmaceutical products, like any pharmaceutical under development, face substantial risks and uncertainties in the process of development and regulatory review. There are no guarantees that products will receive regulatory approvals or prove to be commercially successful.

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

RESULTS OF OPERATIONS

First Quarter
-------------
Overview:
3M had a strong earnings performance in the first quarter. The company reported net income of $502 million, or $1.27 per diluted share, in the first quarter of 2003, versus $452 million, or $1.14 per diluted share, in the first quarter of 2002. These results include special items (discussed later) that reduced earnings per diluted share by 15 cents in the first quarter of 2003 and by 9 cents in the first quarter of 2002.

Aided by a weaker U.S. dollar, sales in the first quarter were a record $4.318 billion, up 11 percent compared to a year ago, with six of seven business segments achieving worldwide volume growth. 3M's five corporate initiatives, aimed at improving organic growth, productivity and cash flow, continue to contribute to improved results. While the company is on track to achieve its estimated cost savings objective of $300 million in savings from these initiatives in 2003, 3M also faces many challenges. These challenges include expected higher raw material costs, potential impacts from the SARS (Severe Acute Respiratory Syndrome) outbreak and continued geopolitical concerns.

Special items:
As announced by 3M on March 26, 2003, a court issued an adverse ruling associated with a lawsuit filed against 3M in 1997 by LePage's Inc. During the first quarter of 2003, 3M recorded pre-tax charges of $93 million ($58 million after-tax, or $.15 per diluted share) related to this proceeding. The pre-tax charge of $93 million has been classified as "Other expense" within operating income. For a more detailed discussion, refer to Part II, Item 1, Legal Proceedings, of this Quarterly Report on Form 10-Q.

During the first quarter of 2002, under its previously announced restructuring plan, 3M incurred pre-tax charges of $54 million ($35 million after-tax, or $.09 per diluted share) primarily related to employee separation costs and accelerated depreciation charges. These charges have been classified as a component of cost of sales ($30 million); selling, general and administrative expenses ($21 million); and research, development and related expenses ($3 million).

Net Sales:

-------------------------------------------------------------------------
Components of Net Sales Change
First Quarter 2003
                                 W.W.       U.S.      Intl.
-------------------------------------------------------------------------
Volume - core                    3.4%      (0.4)%     6.5%
Volume - acquisitions            2.0        1.8       2.2
-------------------------------------------------------------------------
Volume - total                   5.4        1.4       8.7
Price                             --       (0.4)      0.4
Translation                      5.6         --      10.4
-------------------------------------------------------------------------

Total                           11.0%       1.0%     19.5%
-------------------------------------------------------------------------

Worldwide net sales for the first quarter totaled $4.318 billion, up 11.0 percent from the same quarter last year. Volumes increased 5.4 percent, with 2.0 percentage points of this growth due to acquisitions. The weaker U.S dollar increased worldwide sales by 5.6 percent, while selling prices were flat.

In the United States, net sales totaled $1.800 billion, up 1.0 percent from the same quarter last year. Volumes improved 1.4 percent, benefiting from 1.8 points of growth from acquisitions. Display and Graphics, Consumer and Office, and Health Care all posted volume growth. Selling prices were down four-tenths of one percent.

International net sales totaled $2.518 billion, an increase of 19.5 percent in U.S. dollars. Volumes increased 8.7 percent, which included
2.2 points of growth from acquisitions. In the Asia Pacific area, volumes increased 19 percent. Volume improved 8 percent in Japan and almost 30 percent in the rest of the Asia Pacific region. All business segments experienced positive growth in Asia Pacific, with six of seven segments posting double-digit sales growth. In Latin America, volumes increased
17.5 percent, benefiting from the acquisition of Corning Precision Lens, Inc., which added 10.5 points of growth. In Europe, volumes decreased 1.1 percent. Selling prices increased international sales by four-tenths of one percent. Currency effects increased international sales by 10.4 percent, driven by positive translation of 19 percent in Europe and 9 percent in the Asia Pacific area. Translation negatively impacted sales in Latin America by 22 percent.

Costs:
Cost of sales was 51.2 percent of sales, down from 52.4 percent from the same quarter last year. Gross margins were positively impacted by 3M's initiatives, such as Six Sigma, Indirect Cost Control, Global Sourcing
Effectiveness and eProductivity.   Raw material costs were flat in the
first quarter of 2003, despite significant cost pressures in certain commodities. The global sourcing initiative has offset much of this upward pressure; however, the company continues to face a more difficult environment. Corporate restructuring charges (totaling $30 million) negatively impacted first quarter 2002 cost of sales. Cost of sales includes manufacturing, engineering and freight costs.

Selling, general and administrative (SG&A) expenses were 22.3 percent of sales, down two-tenths of one percentage point from the first quarter of 2002. SG&A expenses were $86 million higher than in the first quarter of 2002, an increase of 9.8 percent. In addition to the estimated increase in SG&A dollars of $47 million related to currency translation, increases in SG&A spending in the first quarter of 2003 included higher advertising spending and costs associated with additional employment reduction actions in Europe in the Electro and Communications business. First quarter 2002 SG&A expenses include a charge of $21 million relating to the corporate restructuring plan.

The $93 million pre-tax charge in the "Other expense" line within operating income relates to an adverse ruling associated with a lawsuit filed against 3M in 1997 by LePage's Inc. For a more detailed discussion, refer to Part II, Item 1, Legal Proceedings, of this Quarterly Report on Form 10-Q.

Operating income:
Operating income was 18.1 percent of sales, compared with 18.3 percent in the first quarter last year. Although the company faced continued economic weakness, operating income grew by $68 million, or 9.5 percent, compared with the first quarter of 2002.

Interest expense and income:
First-quarter interest expense was $23 million, $4 million higher than in the same quarter last year. The increase was primarily due to higher average debt levels compared with the first quarter of 2002. Interest income was $6 million, compared with $9 million in the same quarter last year, impacted by lower interest rates.

Provision for income taxes:
The worldwide effective income tax rate for the quarter was 32.5 percent, up slightly from 32.2 percent in the first quarter last year and 32.1 percent for total year 2002.

Minority interest:
Minority interest in the quarter was $14 million, compared with $24 million in the first quarter of 2002. The decrease in minority interest expense was primarily related to the January 2003 acquisition of an additional 25 percent of Sumitomo 3M Limited and the December 2002 purchase of the 43 percent minority ownership of 3M Inter-Unitek GmbH.

Net income:
Net income for the first quarter of 2003 totaled $502 million, or $1.27 per diluted share, compared with $452 million, or $1.14 per diluted share, in the first quarter of 2002. The company estimates that currency effects increased net income for the quarter by about $8 million, or 2 cents per diluted share. This estimate includes the effect of translating profits from local currencies into U.S. dollars; the impact of currency fluctuations on the transfer of goods between 3M entities and with third parties; and transaction gains and losses, including derivative instruments designed to reduce exchange rate risks. These derivative instruments and other transaction impacts decreased net income by an estimated $26 million in the first quarter of 2003.

RESTRUCTURING
As discussed in the 2002 Annual Report on Form 10-K, the restructuring program actions were substantially completed by June 30, 2002. The company estimates incremental savings under this plan of approximately $120 million on a pre-tax basis in 2003, primarily in the first half. The majority of the savings will be from reduced employee costs. Selected information related to the restructuring follows.

-----------------------------------------------------------------------
RESTRUCTURING                Employee
                            Severance
                                  and    Accelerated
(Millions)                   Benefits   Depreciation    Other    Total
-----------------------------------------------------------------------
Charges
  Year 2001 charges              $472           $ 80     $ 17     $569
  First quarter 2002 charges       24             26        4       54
  Second quarter 2002 charges      87             21       40      148
-----------------------------------------------------------------------
    Total charges                $583           $127      $61     $771
-----------------------------------------------------------------------

-----------------------------------------------------------------------
Current liability at
  December 31, 2000              $ --                    $ --     $ --
-----------------------------------------------------------------------

 2001 Charges                     472           $ 80       17      569
 2001 Cash payments              (155)                     (4)    (159)
 2001 Non-cash and long-term
  portion of liability           (132)           (80)      --     (212)

-----------------------------------------------------------------------
Current liability at
  December 31, 2001              $185                     $13     $198
-----------------------------------------------------------------------

 2002 Charges                     111             47       44      202
 2002 Cash payments              (267)                    (39)    (306)
 2002 Reclassification from
  long-term portion of liability   47                      --       47
 2002 Non-cash and long-term
  portion of liability            (46)           (47)      --      (93)

-----------------------------------------------------------------------
Current liability at
  December 31, 2002              $ 30                    $ 18     $ 48
-----------------------------------------------------------------------
First quarter 2003
  cash payments                   (22)                     (8)     (30)
-----------------------------------------------------------------------
Current liability at
  March 31, 2003                 $  8                    $ 10     $ 18
-----------------------------------------------------------------------

PERFORMANCE BY BUSINESS SEGMENT
Following is a discussion of the global operating results of the company's seven business segments in the first quarter of 2003 compared with the same quarter last year. As discussed in the "Business Segments" note, 3M realigned its business segments and began reporting under this new structure effective January 1, 2003. With the exception of the Electro and Communications business segment, all of the segments showed growth in both sales and operating income. All businesses benefited from the corporate initiatives, which are designed to help drive improvement in sales growth, productivity and cash flow.

In the Health Care business segment, volumes grew 4.7 percent with most product categories posting strong growth. However, generic competition negatively impacted sales of 3M's Tambocor brand product, reducing Health Care sales growth by more than 2 percent. Operating income in Health Care increased by more than 8 percent to $238 million.

In September 2001, 3M signed an agreement with Eli Lilly and Company to collaborate on resiquimod, a potential treatment for genital herpes. In the first quarter of 2003, Eli Lilly and 3M announced the suspension of Phase III studies for resiquimod. Lilly continues to evaluate its strategic options with respect to these trials. 3M is encouraged by the Phase III results for Aldara in treating Superficial Basal Cell Carcinoma and Actinic Keratosis. 3M has submitted a supplemental new drug application (sNDA) for actinic keratosis and anticipates submitting an sNDA for superficial basal cell carcinoma around mid-year.

In the Industrial business segment, volumes increased 3.9 percent. This growth was led by industrial tapes, Dyneon products and electronic materials. Operating income in Industrial increased 19 percent to $132 million.

In the Consumer and Office business segment, volumes increased 3.3 percent. 3M's construction and home improvement, stationery products and home care businesses more than offset weakness in other product categories. Operating income in Consumer and Office increased by 5 percent to $110 million.

In the Display and Graphics business segment, volumes increased 24.4 percent, with the December 2002 Corning Precision Lens acquisition adding 12 points of growth. Organic or core volume growth of more than 12 percent was led by the Optical Systems business. Operating income in Display and Graphics increased more than 50 percent to $182 million.

In the Electro and Communications business segment, volumes declined 5.1 percent reflecting continuing weakness in the global telecommunications industry. 3M's telecom business sales were down about 15 percent. Operating income of the Electro and Communications business segment declined by 9.4 percent to $47 million, largely due to lower sales.

In the Safety, Security, and Protection Services business segment, volumes increased 5 percent. Increasing global demand for safety products and solutions fueled this growth. Operating income in this business segment increased by 22 percent to $105 million.

In the Transportation business segment, volumes increased 1.7 percent. This growth was driven by the automotive OEM business. Operating income in Transportation increased over 17 percent to $100 million.

FINANCIAL CONDITION AND LIQUIDITY
The company's financial condition and liquidity remain strong. Various assets and liabilities, including cash and short-term debt, can fluctuate significantly from month to month depending on short-term liquidity needs. Working capital (defined as current assets minus current liabilities) totaled $1.772 billion at March 31, 2003, increasing $170 million from year-end 2002. This increase was largely related to an increase in current assets, primarily due to the reclassification of certain insurance receivables from long-term to current and an increase in various prepaid items.

The accounts receivable turnover index (defined as quarterly net sales divided by ending accounts receivable, multiplied by 4) totaled 6.54 at March 31, 2003, compared with 6.55 at year-end 2002 and an improvement from 5.96 at March 31, 2002. The inventory turnover index (defined as quarterly factory cost divided by ending inventory, multiplied by 4) continues to improve. The inventory turnover index was 4.33 at March 31, 2003, an improvement from 4.17 at year-end 2002 and 3.87 at March 31, 2002.

Net cash provided by operating activities totaled $764 million in the first three months of the year, an increase of $93 million from the same period last year. Restructuring-related cash payments made by 3M totaled $30 million in the first quarter of 2003, compared with $95 million in the first quarter of 2002. Restructuring-related cash payments made by 3M related to the 2001 corporate restructuring plan are not expected to be significant in the future.

There were several legal proceeding developments during the first quarter of 2003. As discussed earlier, the company recorded a $93 million pre-tax charge related to an adverse ruling associated with a lawsuit filed against 3M in 1997 by LePage's Inc. At the end of the first quarter of 2003, the company also increased its respirator mask/asbestos liabilities by $100 million and its related insurance receivables by $94 million, resulting in $6 million of pre-tax expense being recorded. For a more detailed discussion of these and other legal proceedings, refer to Part II, Item 1, Legal Proceedings, of this Quarterly Report on Form 10-Q. 3M's insurance recoveries, net of claims paid, related to the mammary implant matter, resulted in $12 million of net cash inflows in the first quarter of 2003, compared with $15 million of net cash inflows in the first quarter of 2002. Because most of the company's implant liabilities have been paid, receipt of related insurance recoveries will increase future cash flows.

Cash used in investing activities totaled $465 million in the first three months of the year, compared with $143 million in the same period last year. Capital expenditures for the first three months of 2003 were $120 million, a decrease of $41 million from the same period last year. Capital expenditures are expected to total approximately $900 million during 2003, as the company anticipates capital spending to ramp up later in the year. Cash used for acquisitions of businesses totaled $416 million in the first three months of 2003, with the majority related to the purchase of an additional 25 percent ownership in Sumitomo 3M Limited. The company is actively considering additional acquisitions.

Financing activities in the first three months of 2003 for both short-term and long-term debt included net cash outflows of $38 million, compared with net cash inflows of $11 million in the same period last year. The increase in net short-term debt of $6 million includes the portion of short-term debt with original maturities of 3 months or less. Repayment of other debt of $196 million includes $193 million of commercial paper having original maturities greater than 3 months. Proceeds from other debt of $152 million related to commercial paper having original maturities greater than 3 months.

Total debt decreased $58 million from year-end 2002. As of March 31, 2003, total debt was 34 percent of total capital, down from 36 percent as of as year-end 2002. The company believes its strong credit rating provides ready and ample access to funds in the global capital markets. The company's credit facilities have not materially changed since year-end 2002. In March 2003, the company completed its annual renewal of $565 million of certain short-term lines of credit. While the previous agreement (discussed in 3M's 2002 Annual Report on Form 10-K) would require repayment of debt based on ratings triggers, the new agreement has a covenant that indicates that 3M is not to exceed a funded debt to capital limit of 60 percent (capital defined as funded debt plus stockholders' equity).

Treasury stock repurchases for the first three months of 2003 were $173 million, compared with $420 million in the same period last year. The company repurchased about 1.4 million shares of common stock in the first three months of 2003, compared with about 3.7 million shares in the same period last year. In November 2001, the Board of Directors authorized the repurchase of up to $2.5 billion of the company's stock between January 1,
2002 and December 31, 2003.   As of March 31, 2003, about $1.4 billion
remained authorized for repurchase. Stock repurchases are made to support the company's stock-based compensation plans and for other corporate purposes.

Cash dividends paid to shareholders totaled $257 million in the first three months of this year, compared with $242 million in the same period last year. In February 2003, the quarterly dividend was increased by 6.5 percent to 66 cents per share, marking the 45th consecutive annual divided increase for 3M.

Included in the financing section of the Consolidated Statement of Cash Flows is $14 million classified as "Other - net". This category represents changes in cash overdraft balances and principal payments for capital leases.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the context of Item 3, market risk refers to the risk of loss arising from adverse changes in financial and derivative instrument market rates and prices, such as fluctuations in interest rates and foreign-currency exchange rates. For a discussion of sensitivity analysis related to these types of market risks, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in 3M's Annual Report on Form 10-K for the year ended December 31, 2002. The company believes that there have been no material changes in these market risks since year-end 2002.

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

                      3M Company and Subsidiaries
                      PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

A description of the significant legal proceedings in which the company is involved, both in general and with respect to specific matters, is contained in the company's Annual Report on Form 10-K for the period ending December 31, 2002 (the "Annual Report"). This section describes significant developments since the preparation of the Annual Report and should be read with reference to it. Unless specifically indicated, all previously reported matters remain pending.

Antitrust Litigation
--------------------
As previously reported, the United States Court of Appeals for the Third Circuit ruled against 3M on March 26, 2003, in a federal antitrust claim brought in 1997 by LePage's Inc., a transparent tape competitor of 3M. 3M intends to petition the United States Supreme Court to review the Third Circuit's ruling.

LePage's claim focused on specific rebate programs involving transparent tape and other products. 3M discontinued such programs more than three years ago. The ruling affirms a jury verdict entered in 1999 that had been reversed by a prior ruling in 3M's favor by a panel of the Third Circuit court in 2002.

Although the Supreme Court will likely not decide whether or not to hear 3M's appeal until this fall, and the adverse judgment need not be paid in the interim, 3M recorded pre-tax charges of $93 million ($58 million after tax) in the first quarter of 2003 to reflect the reinstated judgment with interest through March 31, 2003 and LePages's estimate of its attorneys' fees.

Of the three class actions filed by certain tape purchasers after the LePage's verdict, the court granted the Company's motion for summary judgment in one; pre-trial proceedings related to the plaintiff's request for class certification are occurring in the second, and the court stayed the proceedings pending the outcome of the Supreme Court review in the third.

Respirator Mask/Asbestos Litigation
-----------------------------------
As of March 31, 2003, the company is a named defendant, with multiple co-defendants, in numerous lawsuits in various courts that purport to represent approximately 54,000 individual claimants.

The company periodically reexamines its estimate of probable liabilities and associated expenses and makes appropriate adjustments to such estimates based on experience and developments in the litigation. As previously reported in the Annual Report, the company experienced an increase in the number of claims and an increase in the proportion of silica-related claims in the fourth quarter of 2002. The company experienced a similar phenomenon in the first quarter of 2003. The company expects an increase in the number of future claims as claimants attempt to file claims before the effective date of anticipated tort reform legislation and significant defense spending as the company continues to aggressively manage this litigation. As a result of these developments, the company increased its accrued liabilities by $100 million at the end of the first quarter of 2003 to $231 million (with a corresponding increase of $94 million in receivables for the probable amount of insurance recoveries to $357 million). The company continues to resolve cases for amounts consistent with cumulative historical averages. Although silica claims to date have settled on average for somewhat higher amounts than asbestos claims, the company does not anticipate that distinction will necessarily continue as the majority of future silica claims appear likely to be asserted by asymptomatic claimants.

The company's current estimate of its probable liabilities and associated expenses for respirator mask/asbestos litigation is based on facts and circumstances existing at this time. New developments may occur that could affect the company's estimate of probable liabilities and associated expenses. These developments include, but are not limited to,
(i) significant changes in the number of future claims, (ii) significant changes in the average cost of resolving claims, (iii) significant changes in the legal costs of defending these claims and in maintaining trial readiness, (iv) changes in the nature of claims received, (v) changes in the law and procedure applicable to these claims, and (vi) financial viability of other co-defendants and insurers. The company cannot determine the impact of these potential developments on the current estimate of its probable liabilities and associated expenses.

Environmental Matters
---------------------
As previously reported, the company has been voluntarily cooperating with ongoing reviews by the U.S. Environmental Protection Agency (EPA) and international agencies of possible environmental and health effects of perfluorooctanyl chemistry. The company has been phasing out its production of such compounds. The EPA announced on April 14, 2003, that it would engage in a consent order negotiating process (in which the company, other manufacturers and others are expected to participate) by which it will obtain additional information to enable it to further develop a human health risk assessment and identify routes of exposure for one such compound. The company confirmed to the EPA its intent to continue its ongoing health and environmental investigation and assessment of this compound and to maintain its phase-out decision, as a result of which the company no longer manufactures that compound for sale, although a subsidiary produces limited quantities for its own industrial use. The company cannot predict what regulatory action, if any, may be taken regarding some or all of such compounds or the consequences of any such action.

As previously reported, a former employee filed an amended complaint against the company in the Circuit Court of Morgan County, Alabama seeking unstated compensatory and punitive damages on behalf of himself and another former employee, a current employee and their minor children alleging that the plaintiffs suffered fear, increased risk and sub clinical injuries from exposure to perfluorooctanyl chemistry at or near the company's Decatur, Alabama, manufacturing facility. The complaint also alleges that the company acted improperly with respect to disclosures to workers concerning such chemistry. On April 21, 2003, plaintiffs filed a second amended complaint, adding class action allegations. The putative class is defined to include current and former employees of the company and their family members who were exposed to perfluorooctanyl chemistry, real property owners in the vicinity of the company's production sites in Alabama and Minnesota, and other persons who were exposed to the company's perfluorooctanyl chemistry during their employment at other manufacturers' facilities. The company believes that the claims should not be certified by the court as a class action and that the allegations have no merit. The company is vigorously defending these claims.

As previously reported, the company has signed a consent agreement with the State of New York Department of Environmental Conservation for alleged violations of the New York air emissions regulations. While the agency originally proposed a penalty of $212,000, the final consent agreement calls for a penalty of $138,600. A portion of the penalty ($56,000) may be applied to improve processes at the company's Tonawanda, New York, manufacturing facility.

As previously reported, the company entered into a voluntary agreement with the EPA under both an "Agreement for TSCA Compliance" and the EPA's Incentives for Self Policing Policy. The company voluntarily conducted an audit under the Toxic Substances Control Act (TSCA) of its facilities and business units and, as part of that audit, identified studies that under current EPA guidelines could be potentially subject to notification under TSCA section 8(e). The first two phases of this section 8(e) audit relating to perfluorooctanyl chemistry studies are the subject of a proposed agreement under which the company would pay $222,000 in penalties. The third phase, relating to this and other chemistries, is continuing.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the period covered by this report (first quarter of 2003). The registrant will provide information concerning its Annual Meeting of Stockholders (held on May 13, 2003) in its second quarter of 2003 report.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a) The following documents are filed as exhibits to this Report.

          (12) A statement setting forth the calculation of the ratio of earnings to fixed charges. Page 34.

          (15) A letter from the company's independent accountants regarding unaudited interim consolidated financial statements. Page 35.

        (99.1) Certification of the Chief Executive Officer pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C.
               Section 1350

        (99.2) Certification of the Chief Financial Officer pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C.
               Section 1350

Reports on Form 8-K:
3M filed a Form 8-K dated April 22, 2003, and a Form 8-K dated April 4, 2003, that furnished information as indicated below. For the quarter ended March 31, 2003, 3M filed a Form 8-K dated March 26, 2003, and a Form 8-K dated March 4, 2003.

The Form 8-K dated April 22, 2003, furnished 3M's earnings press release dated April 21, 2003, which reported 3M's unaudited consolidated financial results for the first quarter of 2003.

The Form 8-K dated April 4, 2003, furnished supplemental unaudited financial information concerning 3M's realignment that resulted in seven reportable business segments compared to the previous structure of six reportable business segments. Reporting for the new reportable business segments commenced on January 1, 2003.

The Form 8-K dated March 26, 2003, provided a press release concerning an adverse court ruling associated with a lawsuit filed against 3M in 1997 by LePage's Inc.

The Form 8-K dated March 4, 2003, provided the certificate of incorporation as amended as of April 8, 2002. The amendment reflected the change in the company's name from Minnesota Mining and Manufacturing Company to 3M Company.


None of the other item requirements of Part II of Form 10-Q is applicable to the company for the quarter ended March 31, 2003.

                              SIGNATURE PAGE
             for Form 10-Q for the quarter ended March 31, 2003



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          3M Company
                                         ------------
                                         (Registrant)



Date:       May 14, 2003
      ------------------------

                          /s/ Patrick D. Campbell
                          -------------------------------------------
                           Patrick D. Campbell, Senior Vice President
                           and Chief Financial Officer

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

Date:  May 14, 2003

/s/ W. James McNerney, Jr.
--------------------------
W. James McNerney, Jr.
Chief Executive Officer

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

Date: May 14, 2003


/s/ Patrick D. Campbell
-----------------------
Patrick D. Campbell
Chief Financial Officer