Form 10-Q
period 2003-06-30
3M CO
filed 2003-08-13
CIK 66740

--------------------------------------------------------------------------

                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


                     For Quarter ended June 30, 2003
                      Commission file number: 1-3285


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

   On June 30, 2003, there were 391,503,430 shares of the registrant's common stock outstanding.



                      This document contains 43 pages.

                The exhibit index is set forth on page 35.

-------------------------------------------------------------------------

                   3M Company and Subsidiaries
                 PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      3M Company and Subsidiaries
                   CONSOLIDATED STATEMENT OF INCOME
                              (Unaudited)
------------------------------------------------------------------------
                               Three months ended      Six months ended
(Amounts in millions,                June 30                June 30
 except per share amounts)      2003       2002        2003       2002
------------------------------------------------------------------------
Net sales                      $4,580     $4,161      $8,898     $8,051
------------------------------------------------------------------------

Operating expenses
  Cost of sales                 2,323      2,231       4,534      4,267
  Selling, general and
    administrative expenses     1,021        975       1,984      1,852
  Research, development and
    related expenses              276        269         546        533
  Other expense                    --         --          93         --
------------------------------------------------------------------------
         Total                  3,620      3,475       7,157      6,652
------------------------------------------------------------------------

Operating income                  960        686       1,741      1,399
------------------------------------------------------------------------

Interest expense and income
  Interest expense                 24         20          47         39
  Interest income                  (5)        (9)        (11)       (18)
------------------------------------------------------------------------
         Total                     19         11          36         21
------------------------------------------------------------------------

Income before income taxes
  and minority interest           941        675       1,705      1,378

Provision for income taxes        310        210         558        437

Minority interest                  12         (1)         26         23
------------------------------------------------------------------------

Net income                     $  619     $  466      $1,121     $  918
------------------------------------------------------------------------

Weighted average common
  shares outstanding - basic    390.9      390.0       390.5      390.0
Earnings per share - basic     $ 1.58     $ 1.19      $ 2.87     $ 2.35
------------------------------------------------------------------------

Weighted average common
  shares outstanding - diluted  396.2      396.1       395.7      395.7
Earnings per share - diluted   $ 1.56     $ 1.18      $ 2.83     $ 2.32
------------------------------------------------------------------------

Cash dividends paid
   per common share            $ 0.66     $ 0.62      $ 1.32     $ 1.24
------------------------------------------------------------------------

<F1>
The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

                       3M Company and Subsidiaries
                       CONSOLIDATED BALANCE SHEET
                               (Unaudited)
--------------------------------------------------------------------------
                                                       Jun. 30    Dec. 31
(Dollars in millions, except per share amounts)          2003       2002
--------------------------------------------------------------------------
ASSETS
Current assets
  Cash and cash equivalents                             $   974    $   618
  Accounts receivable - net                               2,771      2,527
  Inventories
    Finished goods                                        1,039      1,011
    Work in process                                         628        591
    Raw materials and supplies                              323        329
---------------------------------------------------------------------------
      Total inventories                                   1,990      1,931
  Other current assets                                    1,302        983
---------------------------------------------------------------------------
        Total current assets                              7,037      6,059

Investments                                                 233        238
Property, plant and equipment                            15,438     15,058
  Less accumulated depreciation                          (9,883)    (9,437)
---------------------------------------------------------------------------
    Property, plant and equipment - net                   5,555      5,621
Goodwill                                                  2,259      1,898
Intangible assets                                           274        269
Other assets                                              1,208      1,244
---------------------------------------------------------------------------
        Total assets                                    $16,566    $15,329
---------------------------------------------------------------------------

LIABILITIES
Current liabilities
  Short-term debt                                       $ 1,059    $ 1,237
  Accounts payable                                          972        945
  Payroll                                                   438        411
  Income taxes                                              813        518
  Other current liabilities                               1,545      1,346
---------------------------------------------------------------------------
        Total current liabilities                         4,827      4,457

Long-term debt                                            1,962      2,140
Other liabilities                                         2,822      2,739
---------------------------------------------------------------------------
        Total liabilities                                 9,611      9,336
---------------------------------------------------------------------------

Commitments and contingencies

STOCKHOLDERS' EQUITY
  Common stock, $.01 par value, 472,016,528 shares issued     5          5
  Capital in excess of par value                            291        291
  Retained earnings                                      13,256     12,748
  Treasury stock, at cost; 80,513,098 shares at
    Jun. 30, 2003; 81,820,847 shares at Dec. 31, 2002    (4,609)    (4,767)
  Unearned compensation                                    (244)      (258)
  Accumulated other comprehensive income (loss)          (1,744)    (2,026)
---------------------------------------------------------------------------
        Total stockholders' equity                        6,955      5,993
---------------------------------------------------------------------------

        Total liabilities and stockholders' equity      $16,566    $15,329
---------------------------------------------------------------------------

<F1>
The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

                       3M Company and Subsidiaries
                  CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Unaudited)
------------------------------------------------------------------------
                                                       Six months ended
                                                            June 30
(Dollars in millions)                                   2003       2002
------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                            $1,121    $   918
Adjustments to reconcile net income
  to net cash provided by operating activities
    Depreciation and amortization                        475        496
    Pension company contributions                        (53)       (44)
    Deferred income tax provision                        (18)        20
    Changes in assets and liabilities
      Accounts receivable                               (155)      (204)
      Inventories                                         30        160
      Other current assets                              (289)       (48)
      Other assets - net of amortization                 132        (14)
      Income taxes payable                               336        135
      Accounts payable and other current liabilities     218         30
      Other liabilities                                   76         93
    Other - net                                           17         54
------------------------------------------------------------------------
Net cash provided by operating activities              1,890      1,596
------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment              (264)      (363)
Proceeds from sale of property, plant and equipment       80         25
Acquisitions of businesses                              (424)        --
Purchases of investments                                 (10)        (1)
Proceeds from sale of investments                          4         11
------------------------------------------------------------------------
Net cash used in investing activities                   (614)      (328)
------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Change in short-term debt - net                         (328)      (394)
Repayment of debt (maturities greater than 90 days)     (328)      (417)
Proceeds from debt (maturities greater than 90 days)     307        526
Purchases of treasury stock                             (280)      (705)
Reissuances of treasury stock                            270        359
Dividends paid to stockholders                          (515)      (483)
Distributions to minority interests                       --        (58)
Other - net                                              (23)        --
------------------------------------------------------------------------
Net cash used in financing activities                   (897)    (1,172)
------------------------------------------------------------------------

Effect of exchange rate changes on cash                  (23)       (47)
------------------------------------------------------------------------

Net increase in cash and cash equivalents                356         49
------------------------------------------------------------------------
Cash and cash equivalents at beginning of year           618        616
------------------------------------------------------------------------
Cash and cash equivalents at end of period            $  974     $  665
------------------------------------------------------------------------

<F1>
The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

       	               3M Company and Subsidiaries
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

The interim consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of the company's consolidated financial position, results of operations and cash flows for the periods presented. These adjustments consist of normal, recurring items. The results of operations for any interim period are not necessarily indicative of results for the full year. The interim consolidated financial statements and notes are presented as permitted by the requirements for Quarterly Reports on Form 10-Q. This Quarterly Report on Form 10-Q should be read in conjunction with the company's consolidated financial statements and notes included in its 2002 Annual Report on Form 10-K and its Current Report on Form 8-K dated May 23, 2003 (which updated 3M's 2002 Annual Report on Form 10-K).
Part II, Item 1, Legal Proceedings, should also be read in conjunction with the company's Quarterly Report on Form 10-Q for the period ended March 31, 2003.

RECLASSIFICATIONS
Certain prior period Consolidated Statement of Cash Flows amounts within the "Net cash provided by operating activities" section have been reclassified to conform to the current year presentation.

ACCOUNTING PRONOUNCEMENTS
In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements concerning its obligations under certain guarantees that it has issued. It also clarifies (for guarantees issued after January 1, 2003), that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligations undertaken in issuing the guarantee. For the six month period ended June 30, 2003, 3M did not have any significant guarantees.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure. An amendment of FASB Statement No. 123." The company is choosing to continue with its current practice of applying the recognition and measurement principles of APB
No. 25, "Accounting for Stock Issued to Employees." The company has adopted the disclosure requirements of SFAS No. 148. Pro forma amounts based on the options' estimated fair value, net of tax, at the grant dates for awards under the General Employees' Stock Purchase Plan and Management Stock Ownership Program for the three and six month periods ended June 30, 2003 and 2002, follow.

-------------------------------------------------------------------
STOCK-BASED COMPENSATION
PRO FORMA NET INCOME AND EARNINGS PER SHARE
-------------------------------------------------------------------
                             Three months ended   Six months ended
(Dollars in millions,              June 30             June 30
except per share amounts)       2003     2002       2003     2002
-------------------------------------------------------------------
Net income, as reported       $  619   $  466     $1,121    $ 918
Add: Stock-based compensation
  expense included in net
  income, net of related tax
  effects                         --       --          1        1
Deduct: Total stock-based
  compensation expense
  determined under fair value,
  net of related tax effects     (31)     (30)       (68)     (73)

Pro forma net income          $  588   $  436     $1,054    $ 846

-------------------------------------------------------------------
Earnings per share - basic
  As reported                 $ 1.58   $ 1.19     $ 2.87    $ 2.35
  Pro forma                     1.50     1.12       2.70      2.17
Earnings per share - diluted
  As reported                 $ 1.56   $ 1.18     $ 2.83    $ 2.32
  Pro forma                     1.48     1.10       2.66      2.14
-------------------------------------------------------------------

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

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities." This interpretation addresses the requirements for business enterprises to consolidate related entities in which they are determined to be the primary economic beneficiary as a result of their variable economic interests. The interpretation is intended to provide guidance in judging multiple economic interests in an entity and in determining the primary beneficiary. The interpretation outlines disclosure requirements for Variable Interest Entities (VIEs) in existence prior to January 31, 2003, and outlines consolidation requirements for VIEs created after January 31, 2003. The company has reviewed its major commercial relationships and its overall economic interests with other companies consisting of related parties, contracted manufacturing vendors, companies in which it has an equity position, and other suppliers to determine the extent of its variable economic interest in these parties. As a result of this review, 3M determined that no material entities are Variable Interest Entities of 3M and it is not a primary economic beneficiary of any Variable Interest Entity.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for certain contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. This standard is not expected to materially impact 3M's consolidated financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 requires that an issuer classify certain financial instruments within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for 3M at the beginning of the third quarter of 2003. This standard is not expected to materially impact 3M's consolidated financial position or results of operations.

In May 2003, Emerging Issues Task Force No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables" was finalized. This addresses certain aspects of accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. The guidance in the consensus is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. This standard is not expected to materially impact 3M's consolidated financial position or results of operations.

BUSINESS COMBINATIONS
In January 2003, 3M purchased an additional 25 percent interest of Sumitomo 3M Limited from NEC Corporation for $377 million in cash. As a result of this acquisition, 3M now owns 75 percent of Sumitomo 3M Limited. Sumitomo Electric Industries, Ltd., a Japanese corporation, owns the remaining 25 percent of Sumitomo 3M Limited. Since all business segments benefit from this combination, goodwill acquired in this acquisition was allocated to 3M's seven business segments. The purchase price allocation at June 30, 2003, was preliminary.

During the first quarter of 2003, 3M (Display and Graphics Business) finalized the purchase of Corning Precision Lens, Inc. (Precision Optics), which was acquired in December 2002. The impacts of finalizing the purchase price allocation, including a working capital adjustment and payment of direct acquisition expenses, are displayed in the business combination activity table that follows.

During the six-month period ended June 30, 2003, 3M entered into four additional business combinations for $34 million, net of cash acquired.
1) 3M (Industrial Business) purchased 100 percent of the outstanding shares of Solvay Fluoropolymers, Inc. (SFI), a previously wholly owned subsidiary of Solvay America, Inc. SFI is a manufacturer of fluoroplastic products.
2) 3M (Display and Graphics Business) purchased Corning Shanghai Logistics Company Limited, a previously wholly owned subsidiary of Corning Incorporated. This business is involved in the distribution of lens systems for projection televisions.

3) 3M (Safety, Security and Protection Services Business) purchased 100 percent of the outstanding shares of GuardiaNet Systems, Inc., a software company.
4) 3M (Electro and Communications Business) purchased the outstanding minority interest of Pouyet Communications, Inc. (PCI), an Indian company. PCI is a telecommunications supplier.

The business combination activity for the six-month period ending June 30, 2003, is summarized in the following table. Pro forma information related to these acquisitions is not included because the impact of these acquisitions, either individually or in the aggregate, on the company's consolidated results of operations is not considered to be significant.

--------------------------------------------------------------------------
BUSINESS COMBINATION ACTIVITY
                          Sumitomo                   Aggregation
Asset (Liability)            3M        Precision    of Remaining    Total
(Millions)                 Limited       Optics     Acquisitions  Activity
--------------------------------------------------------------------------
Accounts receivable           $ --         $--           $ 4         $ 4
Inventory                        9          --             8          17
Investments                     --          --           (15)        (15)
Property, plant and
   equipment - net              --          (3)           29          26
Purchased intangible assets     --           4             4           8
Purchased goodwill             289           8             7         304
Deferred tax asset              37          --            --          37
Accounts payable and
   other current liabilities    --           4            (6)         (2)
Minority interest liability    139          --             1         140
Other long-term liabilities    (97)         --             2         (95)
--------------------------------------------------------------------------

Net assets acquired           $377         $13           $34        $424
--------------------------------------------------------------------------

GOODWILL
As discussed in the "Business Segments" note, 3M realigned its business segments and began reporting under this new structure effective January 1, 2003. The business segment realignment resulted in certain changes in reporting units for 3M. Effective January 1, 2003, 3M has 18 reporting units under the criteria set forth by Statement of Financial Accounting Standards (SFAS) No. 142. SFAS No. 142 requires that goodwill be tested for impairment when reporting units are changed. During the first quarter of 2003, the company completed its assessment of any potential goodwill impairments under this new structure and determined that no impairments existed.

The goodwill balance by business segment as of December 31, 2002 and June 30, 2003 follows. Goodwill acquired in the first six months of 2003 totaled $304 million, with $8 million expected to be fully deductible for tax purposes. The increase in the goodwill balance during the six month period ended June 30, 2003, primarily relates to 2003 business combination activity and changes in foreign currency exchange rates. The increase in the goodwill balance in the second quarter of 2003 (when compared to the first quarter of 2003) primarily relates to purchase accounting refinements for the aforementioned acquisition of an additional 25 percent of Sumitomo 3M Limited.

------------------------------------------------------------------------
GOODWILL                     Dec. 31      2003        2003      Jun. 30
                              2002   acquisition  translation     2003
(Millions)                   balance   activity     and other   balance
------------------------------------------------------------------------
Health Care                   $  393      $  52       $ 21      $  466
Industrial                       220         64         15         299
Consumer and Office               17         33         --          50
Display and Graphics             824         65          1         890
Electro and Communications       380         38         17         435
Safety, Security and
  Protection Services             59         32          2          93
Transportation                     5         20          1          26
------------------------------------------------------------------------
Total Company                 $1,898       $304       $ 57      $2,259
------------------------------------------------------------------------

ACQUIRED INTANGIBLE ASSETS
The carrying amount and accumulated amortization of acquired intangible assets follow.

------------------------------------------------------------------------
                                                    Jun. 30    Dec. 31
(Millions)                                            2003       2002
------------------------------------------------------------------------
Patents                                               $315       $297
Other amortizable intangible assets                     98         93
Non-amortizable intangible assets (tradenames)          65         61
------------------------------------------------------------------------
  Total gross carrying amount                          478        451

Accumulated amortization - patents                    (139)      (123)
Accumulated amortization - other                       (65)       (59)
------------------------------------------------------------------------
  Less total accumulated amortization                 (204)      (182)

Total intangible assets, net                          $274       $269
------------------------------------------------------------------------

Amortization expense for acquired intangible assets for the quarter and six-month periods ended June 30, 2003 and 2002 follow.

---------------------------------------------------------------------------
(Millions)                    Quarter Ended         Six Month Period Ended
                            Jun. 30    Jun. 30        Jun. 30    Jun. 30
                             2003       2002            2003       2002
---------------------------------------------------------------------------
Amortization expense        $ 11       $  9             $ 21       $ 18
---------------------------------------------------------------------------

The table that follows shows estimated amortization expense for acquired intangible assets recorded as of June 30, 2003. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, changes in foreign currency exchange rates, impairment of intangible assets, accelerated amortization of intangible assets, and other events.

--------------------------------------------------------------------------
              Last 2
             Quarters   Year     Year     Year     Year     After
(Millions)     2003     2004     2005     2006     2007     2007
--------------------------------------------------------------------------
Estimated
amortization
  expense       $19      $37      $30      $25      $22      $76
--------------------------------------------------------------------------

RESTRUCTURING
Restructuring program actions were substantially completed by June 30, 2002. Selected information related to the restructuring follows.

--------------------------------------------------------------------------
RESTRUCTURING                Employee
                            Severance
                                  and    Accelerated
(Millions)                   Benefits   Depreciation    Other    Total
--------------------------------------------------------------------------
Charges
  Year 2001 charges              $472           $ 80     $ 17     $569
  First quarter 2002 charges       24             26        4       54
  Second quarter 2002 charges      87             21       40      148
--------------------------------------------------------------------------
    Total charges                $583           $127      $61     $771
--------------------------------------------------------------------------

--------------------------------------------------------------------------
Current liability at
  December 31, 2000              $ --                    $ --     $ --
--------------------------------------------------------------------------
 2001 Charges                     472           $ 80       17      569
 2001 Cash payments              (155)                     (4)    (159)
 2001 Non-cash and long-term
  portion of liability           (132)           (80)      --     (212)

--------------------------------------------------------------------------
Current liability at
  December 31, 2001              $185                     $13     $198
--------------------------------------------------------------------------

 2002 Charges                     111             47       44      202
 2002 Cash payments              (267)                    (39)    (306)
 2002 Reclassification from
  long-term portion of liability   47                      --       47
 2002 Non-cash and long-term
  portion of liability            (46)           (47)      --      (93)

--------------------------------------------------------------------------
Current liability at
  December 31, 2002              $ 30                    $ 18     $ 48
--------------------------------------------------------------------------
First quarter 2003
  cash payments                   (22)                     (8)     (30)
Second quarter 2003
  cash payments                    (2)                     (4)      (6)

--------------------------------------------------------------------------
Current liability at
  June 30, 2003                  $  6                    $  6     $ 12
--------------------------------------------------------------------------

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

----------------------------------------------------------------------
DERIVATIVES            Three months ended           Six months ended
Net of Tax                  June 30                      June 30
(Millions)               2003      2002             2003       2002
----------------------------------------------------------------------
UNREALIZED GAIN/(LOSS) RECORDED IN CUMULATIVE TRANSLATION
Net investment hedging   $  2      $(19)            $  1       $(17)
----------------------------------------------------------------------


CASH FLOW HEDGING INSTRUMENTS BALANCE AND ACTIVITY
Beginning balance        $(31)     $  5             $(39)      $  9
----------------------------------------------------------------------

Net unrealized holding
  gain/(loss)*            (40)      (56)             (53)       (59)
Reclassification
  adjustment*              28        14               49         13
----------------------------------------------------------------------

Total activity            (12)      (42)              (4)       (46)
----------------------------------------------------------------------


Ending balance           $(43)**   $(37)            $(43)**    $(37)
----------------------------------------------------------------------

*TAX EXPENSE OR BENEFIT
Net unrealized holding
  gain/(loss)            $ 12      $ 32             $ 23       $ 34
Reclassification
  adjustment               (5)       (8)             (22)        (8)
----------------------------------------------------------------------

<F1>
** Based on exchange rates at June 30, 2003, the company expects to reclassify to earnings over the next 12 months a majority of the cash flow hedging instruments after-tax loss of $43 million (with the impact largely offset by foreign currency cash flows from underlying hedged items).

BUSINESS SEGMENTS
3M announced in September 2002 a strategic realignment of its organization, designed to achieve faster growth and a closer focus on its markets and customers. This realignment resulted in seven reportable business segments compared to the previous structure of six reportable business segments. Internal management reporting for the new reportable business segments commenced on January 1, 2003. Results under the new structure for the three and six month periods ended June 30, 2003 and 2002, follow.

------------------------------------------------------------------
BUSINESS
SEGMENT               Three months ended         Six months ended
INFORMATION                 June 30                   June 30
(Millions)               2003     2002             2003     2002
------------------------------------------------------------------
NET SALES
Health Care           $ 1,017  $   896          $ 1,963    $ 1,741
Industrial                838      804            1,659      1,557
Consumer and Office       637      602            1,249      1,171
Display and Graphics      719      582            1,380      1,087
Electro and
 Communications           458      479              892        923
Safety, Security and
 Protection Services      518      445              976        858
Transportation            383      339              764        688
Corporate and
 Unallocated               10       14               15         26
------------------------------------------------------------------
Total Company         $ 4,580  $ 4,161          $ 8,898    $ 8,051
------------------------------------------------------------------

OPERATING INCOME
Health Care           $   263  $   213          $   501    $   433
Industrial                102      131              234        242
Consumer and Office       108      108              218        213
Display and Graphics      209      146              391        263
Electro and
 Communications            71       79              118        131
Safety, Security and
 Protection Services      131       92              236        178
Transportation             95       80              195        165
Corporate and
 Unallocated              (19)    (163)            (152)      (226)
------------------------------------------------------------------
Total Company         $   960  $   686          $ 1,741    $ 1,399
------------------------------------------------------------------

Corporate and Unallocated operating income principally includes corporate investment gains and losses, certain derivative gains and losses, insurance-related gains and losses, certain litigation expenses, restructuring charges, and other miscellaneous items. Because this category includes a variety of miscellaneous items, it is subject to fluctuation on a quarterly and annual basis. Significant items included in Corporate and Unallocated for the periods presented follow.

Corporate and Unallocated for 2003 includes a pre-tax charge of $93 million recorded during the first quarter related to an adverse ruling associated with a lawsuit filed against 3M in 1997 by LePage's Inc.

Corporate and Unallocated in the first quarter of 2003 also includes certain acquisition-related costs and respirator mask/asbestos litigation expenses.

Corporate and Unallocated for 2002 includes charges related to employee separation costs, accelerated depreciation and other business exit costs, under the Company's previously announced restructuring plan. During the first six months of 2002, 3M incurred pre-tax charges of $202 million ($148 million in the second quarter and $54 million in the first quarter), related to this restructuring plan.

EARNINGS PER SHARE
The computations for basic and diluted earnings per share for each period presented follow.

--------------------------------------------------------------------------
EARNINGS PER SHARE
                               Three months ended         Six months ended
(Amounts in millions,                June 30                   June 30
 except per share amounts)        2003      2002           2003       2002
--------------------------------------------------------------------------
Numerator:
  Net income                     $ 619     $ 466          $1,121     $ 918
--------------------------------------------------------------------------

Denominator:
 Denominator for weighted
  average common shares
  outstanding - basic            390.9     390.0           390.5     390.0

  Dilution associated
   with the company's
   stock-based
   compensation plans              5.3       6.1             5.2       5.7
--------------------------------------------------------------------------

  Denominator for weighted
   average common shares
   outstanding - diluted         396.2     396.1           395.7     395.7
--------------------------------------------------------------------------

Earnings per share - basic       $1.58     $1.19           $2.87     $2.35
Earnings per share - diluted      1.56      1.18            2.83      2.32
--------------------------------------------------------------------------

Certain stock options outstanding were not included in the computation of diluted earnings per share because they would not have had a dilutive effect (6.4 million average options for the three and six month period ended June 30, 2003 and 3.2 million and 4.8 million for the three and six month period ended June 30, 2002, respectively). The conditions for conversion related to the company's $639 million in aggregate face amount of convertible notes were not met for the second quarter of 2003; accordingly, there was no impact on 3M's second quarter or year to date diluted earnings per share. If the conditions for conversion are met, 3M may choose to pay in cash and/or common stock.

STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME INFORMATION
The components of the ending balances of accumulated other comprehensive income (loss) follow.

----------------------------------------------------------------------
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
                                                    Jun. 30,  Dec. 31
(Millions)                                             2003      2002
----------------------------------------------------------------------
Cumulative translation - net                        $  (572)  $  (858)
Minimum pension liability adjustments                (1,130)   (1,130)
Debt and equity securities, unrealized gain - net         1         1
Cash flow hedging instruments, unrealized loss - net    (43)      (39)
----------------------------------------------------------------------
Accumulated other comprehensive income (loss)       $(1,744)  $(2,026)
----------------------------------------------------------------------

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


-------------------------------------------------------------------
TOTAL COMPREHENSIVE INCOME                       Three months ended
                                                       June 30
(Millions)                                          2003     2002
-------------------------------------------------------------------
Net income                                         $ 619    $ 466
Other comprehensive income (loss)
  Cumulative translation - net of $3 million
    tax benefit in 2003 and $13 million tax
    benefit in 2002                                  252      192
  Debt and equity securities,
    unrealized gain (loss) - net of $1 million
    tax provision in 2003 and $3 million
    tax benefit in 2002                                1       (6)
  Cash flow hedging instruments, unrealized
    gain (loss) - net of $7 million tax benefit
    in 2003 and $24 million tax benefit in 2002      (12)     (42)
-------------------------------------------------------------------
      Total comprehensive income                   $ 860    $ 610
-------------------------------------------------------------------

-------------------------------------------------------------------
TOTAL COMPREHENSIVE INCOME                        Six months ended
                                                       June 30
(Millions)                                          2003     2002
-------------------------------------------------------------------
Net income                                        $1,121   $  918
Other comprehensive income (loss)
  Cumulative translation - net of $1 million
    tax benefit in 2003 and $12 million tax
    benefit in 2002                                  286      183
  Debt and equity securities,
    unrealized gain (loss) - no tax impact
    in 2003 and $7 million tax benefit in 2002         -      (12)
  Cash flow hedging instruments, unrealized
    gain (loss) - net of $1 million tax benefit
    in 2003 and $26 million tax benefit in 2002       (4)     (46)
-------------------------------------------------------------------
      Total comprehensive income                  $1,403   $1,043
-------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES
Discussion of legal matters is cross-referenced to this Quarterly Report on Form 10-Q, Part II, Item 1, Legal Proceedings, and should be considered an integral part of the interim consolidated financial statements.


SUBSEQUENT EVENT
On August 11, 2003, 3M's Board of Directors declared a two-for-one split of the company's common stock. The stock split will be in the form of a stock dividend of one additional share for each share owned by stockholders of record and each share held in treasury as of the close of business on September 22, 2003 and will be distributed to such holders on September 29, 2003.

Information (such as per share amounts, weighted average shares and shares outstanding) has not been restated in the accompanying financial statements and related notes to reflect this split. This information will be presented on a post split basis effective with third quarter 2003 reporting. Information on a pro forma basis, showing the impact of this split on all periods presented in this Form 10-Q, follows.

                      3M Company and Subsidiaries
  SUPPLEMENTAL UNAUDITED CONSOLIDATED STATEMENT OF INCOME INFORMATION
-----------------------------------------------------------------------
                               Three months ended      Six months ended
(Amounts in millions,                June 30                June 30
 except per share amounts)      2003       2002        2003       2002
-----------------------------------------------------------------------
PRE SPLIT BASIS - AS REPORTED

Net income                     $  619     $  466      $1,121     $  918
-----------------------------------------------------------------------

Weighted average common
  shares outstanding - basic    390.9      390.0       390.5      390.0
Earnings per share - basic     $ 1.58     $ 1.19      $ 2.87     $ 2.35
-----------------------------------------------------------------------

Weighted average common
  shares outstanding - diluted  396.2      396.1       395.7      395.7
Earnings per share - diluted   $ 1.56     $ 1.18      $ 2.83     $ 2.32
-----------------------------------------------------------------------

Cash dividends paid
   per common share            $ 0.66     $ 0.62      $ 1.32     $ 1.24
-----------------------------------------------------------------------


POST SPLIT BASIS - PRO FORMA

Net income                     $  619     $  466      $1,121     $  918
-----------------------------------------------------------------------

Weighted average common
  shares outstanding - basic    781.8      780.0       780.9      779.9
Earnings per share - basic     $ 0.79     $ 0.60      $ 1.44     $ 1.18
-----------------------------------------------------------------------

Weighted average common
  shares outstanding - diluted  792.3      792.1       791.4      791.3
Earnings per share - diluted   $ 0.78     $ 0.59      $ 1.42     $ 1.16
-----------------------------------------------------------------------

Cash dividends paid
   per common share            $ 0.33     $ 0.31      $ 0.66     $ 0.62
-----------------------------------------------------------------------

First quarter 2003 reported results on a pre split basis totaled $1.29 for basic earnings per share, $1.27 for diluted earnings per share. Post split first quarter 2003 results would total $.64 for basic earnings per share, $.63 for diluted earnings per share. Quarterly and annual unaudited data on both a pre split basis and post split basis for 2002 and 2001 follows.

Quarterly Data (Unaudited)
--------------------------------------------------------------------------
(Millions, except per-share amounts)
PRE SPLIT BASIS            First    Second      Third    Fourth
REPORTED                 Quarter   Quarter    Quarter   Quarter      Year
--------------------------------------------------------------------------
Basic earnings per share - net income
2002                     $  1.16   $  1.19    $  1.40   $  1.31   $  5.06
2001                        1.14       .51       1.00       .97      3.63
--------------------------------------------------------------------------
Diluted earnings per share - net income
2002                     $  1.14   $  1.18    $  1.38   $  1.29   $  4.99
2001                        1.13       .50        .99       .96      3.58
--------------------------------------------------------------------------

POST SPLIT BASIS           First    Second      Third    Fourth
PRO FORMA                Quarter   Quarter    Quarter   Quarter      Year
---------------------------------------------------------------------------
Basic earnings per share - net income
2002                     $  0.58   $  0.60    $  0.70   $  0.65   $  2.53
2001                        0.57      0.26       0.50      0.49      1.81
---------------------------------------------------------------------------
Diluted earnings per share - net income
2002                     $  0.57   $  0.59    $  0.69   $  0.65   $  2.50
2001                        0.56      0.25       0.49      0.48      1.79
---------------------------------------------------------------------------

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

               REVIEW REPORT OF INDEPENDENT AUDITORS


To the Stockholders and Board of Directors of 3M Company:

We have reviewed the accompanying consolidated balance sheet of 3M Company and its subsidiaries as of June 30, 2003, and the related consolidated statements of income for each of the three-month and six-month periods ended June 30, 2003 and 2002, and of cash flows for the six-month periods ended June 30, 2003 and 2002. These interim financial statements are the responsibility of the Company's management.

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

We previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2002, and the related consolidated statements of income, of changes in stockholders' equity and comprehensive income, and of cash flows for the year then ended (not presented herein); and in our report dated February 10, 2003, except as to Note 12, for which the date is May 22, 2003, relating to the consolidated financial statements in the Current Report on Form 8-K, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2002, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


/s/ PricewaterhouseCoopers LLP
-------------------------------
PricewaterhouseCoopers LLP



Minneapolis, Minnesota
July 21, 2003

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

RESULTS OF OPERATIONS

Second Quarter
---------------
Overview:
3M had strong sales and earnings in the second quarter of 2003. Sales in the second quarter were a record $4.580 billion, with six of seven business segments achieving worldwide volume growth. The company reported net income of $619 million, or $1.56 per diluted share, in the second quarter of 2003, versus $466 million, or $1.18 per diluted share, in the second quarter of 2002. The second quarter of 2002 results include special items (discussed later) that reduced earnings by 18 cents per diluted share.

3M's five corporate initiatives, aimed at improving organic growth, productivity and cash flow, continue to contribute to improved results. While the company is on track to achieve its objective of at least $300 million in cost savings from these initiatives in 2003, 3M also faces many challenges. These challenges include continued economic uncertainty in many parts of the world, possible downstream impacts from the SARS (Severe Acute Respiratory Syndrome) outbreak, as well as an uncertain currency environment.

Special items:
The company did not have any significant special items during the second quarter of 2003. During the second quarter of 2002, under its previously announced restructuring plan, 3M incurred pre-tax charges of $148 million ($73 million after-tax and minority interest, or $.18 per diluted share) related to employee separation costs, accelerated depreciation charges and other exit activities. These charges have been classified as a component of cost of sales ($91 million); selling, general and administrative expenses ($56 million); and research, development and related expenses ($1 million).

Net Sales:

----------------------------------------------------------------
Components of Net Sales Change
Second Quarter 2003
                              Worldwide     U.S.   International
----------------------------------------------------------------
Volume - core                    3.8%       0.4%       6.6%
Volume - acquisitions            1.8        1.7        1.9
----------------------------------------------------------------
Volume - total                   5.6        2.1        8.5
Price                           (0.1)      (0.2)      (0.1)
Translation                      4.6         --        8.5
----------------------------------------------------------------
Total                           10.1%       1.9%      16.9%
----------------------------------------------------------------

Worldwide net sales for the second quarter of 2003 totaled $4.580 billion, up 10.1 percent from the same period last year. Volumes increased 5.6 percent, with 1.8 percentage points of this growth due to acquisitions. The weaker U.S dollar increased worldwide sales by 4.6 percent, while selling prices decreased sales by one-tenth of one percent.

In the United States, net sales totaled $1.925 billion, up 1.9 percent from the same period last year. Volumes increased 2.1 percent, benefiting from 1.7 points of growth from acquisitions. Display and Graphics, Consumer and Office, Health Care, Safety, Security and Protection
Services, and Transportation all posted volume growth. Selling prices were down two-tenths of one percent.

International net sales totaled $2.655 billion, an increase of 16.9 percent in U.S. dollars. Volumes increased 8.5 percent, which included
1.9 points of growth from acquisitions. In the Asia Pacific area, volumes increased almost 18 percent. Volume increased 7 percent in Japan and 28 percent in the rest of the Asia Pacific area. All business segments experienced positive growth in Asia Pacific, with five of seven segments posting double-digit sales growth. In Latin America, volumes increased
9.7 percent, benefiting from the acquisition of Corning Precision Lens, Inc. In Europe, volumes increased six-tenths of one percent. Selling prices decreased international sales by one-tenth of one percent.
Currency effects increased international sales by 8.5 percent, driven by positive currency translation of 16.4 percent in Europe and 3.5 percent in the Asia Pacific area. Currency translation negatively impacted sales in Latin America by 8.9 percent.

Costs:
Cost of sales was 50.7 percent of sales, down about 3 percentage points from the same quarter last year. Gross margins were positively impacted by Six Sigma and other projects aimed at improving throughput, yield and
productivity.   Raw material costs were flat in the second quarter of
2003, despite significant cost pressures in certain commodities.
Corporate restructuring charges (totaling $91 million) negatively impacted second quarter 2002 cost of sales. Cost of sales includes manufacturing, engineering and freight costs.

Selling, general and administrative (SG&A) expenses were 22.3 percent of sales, down 1.1 percentage points from the second quarter of 2002. SG&A expenses were $46 million higher than the same period last year, an increase of 4.7 percent. This increase in SG&A dollar spending reflects the impacts of currency translation, as well as 3M's continued investments in advertising and merchandising. Second quarter 2002 SG&A expenses include corporate restructuring charges of $56 million.

Operating income:
Operating income was 21.0 percent of sales, compared with 16.5 percent in the same period last year. This margin improvement was driven by higher sales and increased productivity. Second quarter 2003 results included costs associated with additional employment reduction actions in the United States and Europe, primarily in the Industrial and Electro and Communications businesses. The second quarter of 2002 included $148 million of charges related to the corporate restructuring plan.

Interest expense and income:
Second quarter interest expense was $24 million, $4 million higher than in the same period last year, with the increase primarily due to higher average debt levels. Interest income was $5 million, compared with $9 million in the same period last year, impacted by lower interest rates.

Provision for income taxes:
The worldwide effective income tax rate for the quarter was 33.0 percent, up from 31.2 percent in the second quarter last year and 32.1 percent for total year 2002. The company expects a rate in the 33 percent range for the rest of 2003 due to taxes associated with repatriating cash from outside the United States.

Minority interest:
Minority interest expense for the quarter was $12 million, compared with income of $1 million in the same period last year. The increase primarily related to higher profitability of Sumitomo 3M Limited (a Japanese company), partially offset by a decrease in minority interest ownership related to the purchase of an additional 25 percent of the shares of Sumitomo 3M Limited in January 2003, and the purchase of the minority interest shares of 3M Inter-Unitek GmbH in December 2002. In the second quarter of 2002, Sumitomo 3M Limited profitability was negatively impacted by the corporate restructuring plan.

Net income:
Net income for the second quarter of 2003 totaled $619 million, or $1.56 per diluted share, compared with $466 million, or $1.18 per diluted share, in the same period last year. The company estimates that currency effects increased net income for the quarter by about $31 million. This estimate includes the effect of translating profits from local currencies into U.S. dollars; the impact of currency fluctuations on the transfer of goods between 3M entities and with third parties; and transaction gains and losses, including derivative instruments designed to reduce exchange rate risks. These derivative instruments and other transaction impacts decreased net income by an estimated $14 million in the second quarter of 2003.

First Six Months
----------------
Overview:
The company reported net income of $1.121 billion, or $2.83 per diluted share, in the first six months of 2003, versus $918 million, or $2.32 per diluted share, in the same period last year. Aided by an increase in volumes and a weaker U.S. dollar, sales in the first six months of 2003 were $8.898 billion, up 10.5 percent from the same period last year, with six of seven business segments achieving worldwide volume growth. 3M's five corporate initiatives, aimed at improving organic growth, productivity and cash flow, continue to contribute to improved results.

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

During the first six months of 2002, under its previously announced restructuring plan, 3M incurred pre-tax charges of $202 million ($108 million after-tax and minority interest, or $0.27 per diluted share) related to employee separation costs, accelerated depreciation charges and other exit activities. These charges have been classified as a component of cost of sales ($121 million), selling, general and administrative expenses ($77 million) and research and development expenses ($4 million).

Net Sales:

----------------------------------------------------------------
Components of Net Sales Change
First Six Months 2003
                              Worldwide     U.S.  International
----------------------------------------------------------------
Volume - core                    3.6%        --        6.7%
Volume - acquisitions            1.9        1.7        2.0
----------------------------------------------------------------
Volume - total                   5.5        1.7        8.7
Price                           (0.1)      (0.3)       0.1
Translation                      5.1         --        9.4
----------------------------------------------------------------
Total                           10.5%       1.4%      18.2%
----------------------------------------------------------------

Worldwide sales for the first six months of 2003 totaled $8.898 billion, up 10.5 percent from the same period last year. Core volume increased 3.6 percent from the same period last year, with acquisitions contributing an additional 1.9 percent to growth. Currency translation increased sales by
5.1 percent.

In the United States, sales for the first six months of 2003 totaled $3.725 billion, an increase of 1.4 percent from the same period last year. This growth was driven by acquisitions, which increased sales by 1.7 percent. Pricing decreased sales in the United States by three-tenths of one percent. International sales for the first six months of 2003 totaled $5.173 billion. This increase in international sales was driven by core volume growth of 6.7 percent. Acquisitions increased international sales by 2.0 percent. In the Asia Pacific area, volumes increased 18.6 percent. All business segments experienced positive growth in Asia Pacific, with six of seven segments posting double-digit sales growth. In Latin America, volumes increased 13.6 percent, benefiting from the acquisition of Corning Precision Lens, Inc. In Europe, volumes decreased two-tenths of one percent. Selling prices increased international sales by one-tenth of one percent. Currency effects increased international sales by 9.4 percent, driven by positive currency translation of 17.8 percent in Europe and 6.1 percent in the Asia Pacific area. Currency translation negatively impacted sales in Latin America by 15.4 percent.

Costs:
Cost of sales was 51.0 percent of sales in the first six months of 2003, down from 53.0 percent in the same period last year. Gross margins were positively impacted by Six Sigma and other projects aimed at improving
throughput, yield and productivity.   Raw material costs were flat for the
first six months of 2003. Corporate restructuring charges in the first six months of 2002 (totaling $121 million) negatively impacted cost of sales. Cost of sales includes manufacturing, engineering and freight costs.

Selling, general and administrative (SG&A) expenses were 22.3 percent of sales, down from 23.0 percent in the same period last year. SG&A expenses were $132 million higher than the same period last year, an increase of
7.1 percent. This increase in SG&A dollar spending reflects the impacts of currency translation, as well as increased advertising and merchandising spending. SG&A expenses for the first six months of 2002 include a charge of $77 million relating to the corporate restructuring plan.

Operating income:
Operating income was 19.6 percent of sales, compared with 17.4 percent in the same period last year. This margin improvement was driven by higher sales and increased productivity. The first six months of 2003 included a $93 million loss related to an adverse ruling associated with a lawsuit filed by LePage's Inc. The first six months of 2002 included $202 million of charges related to the corporate restructuring plan.

Interest expense and income:
Interest expense in the first six months of 2003 was $47 million, $8 million higher than in the same period last year. The increase was primarily due to higher average debt levels compared with the same period last year. Interest income was $11 million, compared with $18 million in the same period last year, impacted by lower interest rates.

Provision for income taxes:
The worldwide effective income tax rate for the six-month period ended June 30, 2003 was 32.8 percent, up from 31.7 percent in the same period last year and 32.1 percent for total year 2002.

Minority interest:
Minority interest expense was $26 million, compared with $23 million in the same period last year. The increase primarily related to higher profitability of Sumitomo 3M Limited (a Japanese company), partially offset by a decrease in minority interest ownership related to the purchase of an additional 25 percent of the shares of Sumitomo 3M Limited in January 2003, and the purchase of the minority interest shares of 3M Inter-Unitek GmbH in December 2002. In the first six months of 2002, primarily in the second quarter, Sumitomo 3M Limited profitability was negatively impacted by the corporate restructuring plan.

Net income:
Net income for the first six months of 2003 totaled $1.121 billion, or $2.83 per diluted share, compared with $918 million, or $2.32 per diluted share, in the same period last year. The company estimates that currency effects increased net income for the first six months by about $35 million. This estimate includes the effect of translating profits from local currencies into U.S. dollars; the impact of currency fluctuations on the transfer of goods between 3M entities and with third parties; and transaction gains and losses, including derivative instruments designed to reduce exchange rate risks. These derivative instruments and other transaction impacts decreased net income by an estimated $48 million in the first six months of 2003.

Accounting pronouncements:
Information regarding accounting pronouncements is included in the Notes to Consolidated Financial Statements.

RESTRUCTURING
The restructuring program actions were substantially completed by June 30, 2002. The company estimates incremental savings under this plan of approximately $100 million on a pre-tax basis in 2003, primarily in the first half. The majority of the savings will be from reduced employee costs. Selected information related to the restructuring follows.

-----------------------------------------------------------------------
RESTRUCTURING                Employee
                            Severance
                                  and    Accelerated
(Millions)                   Benefits   Depreciation    Other    Total
-----------------------------------------------------------------------
Charges
  Year 2001 charges              $472           $ 80     $ 17     $569
  First quarter 2002 charges       24             26        4       54
  Second quarter 2002 charges      87             21       40      148
-----------------------------------------------------------------------
    Total charges                $583           $127      $61     $771
-----------------------------------------------------------------------

-----------------------------------------------------------------------
Current liability at
  December 31, 2000              $ --                    $ --     $ --
-----------------------------------------------------------------------

 2001 Charges                     472           $ 80       17      569
 2001 Cash payments              (155)                     (4)    (159)
 2001 Non-cash and long-term
  portion of liability           (132)           (80)      --     (212)

-----------------------------------------------------------------------
Current liability at
  December 31, 2001              $185                     $13     $198
-----------------------------------------------------------------------

 2002 Charges                     111             47       44      202
 2002 Cash payments              (267)                    (39)    (306)
 2002 Reclassification from
  long-term portion of liability   47                      --       47
 2002 Non-cash and long-term
  portion of liability            (46)           (47)      --      (93)

------------------------------------------------------------------------
Current liability at
  December 31, 2002              $ 30                    $ 18     $ 48
------------------------------------------------------------------------

First quarter 2003
  cash payments                   (22)                     (8)     (30)
Second quarter 2003
  cash payments                    (2)                     (4)      (6)

------------------------------------------------------------------------
Current liability at
  June 30, 2003                  $  6                     $ 6     $ 12
------------------------------------------------------------------------

PERFORMANCE BY BUSINESS SEGMENT
Following is a discussion of the global operating results of the company's seven business segments in the second quarter and first six months of 2003 compared with the same periods last year. As discussed in the "Business Segments" note, 3M realigned its business segments and began reporting under this new structure effective January 1, 2003. With the exception of the Electro and Communications business segment, all of the segments showed sales growth in both the second quarter and the first six months of 2003. All businesses benefited from the corporate initiatives, which are designed to drive improvement in sales growth, productivity and cash flow.

In the Health Care business segment, volumes grew 5.6 percent in the second quarter of 2003 and 5.2 percent in the first six months of 2003 when compared to the same periods last year. Virtually all of the businesses in the Health Care segment posted volume growth in the second quarter and the six-month period ended June 30, 2003, with the largest dollar growth in the medical and drug delivery systems businesses. Operating income in Health Care increased by 23.4 percent to $263 million in the second quarter of 2003 and by 15.8 percent to $501 million in the first six months of 2003.

In September 2001, 3M signed an agreement with Eli Lilly and Company to collaborate on resiquimod, a potential treatment for genital herpes. In the first quarter of 2003, Eli Lilly and 3M announced the suspension of Phase III studies for resiquimod. Lilly continues to evaluate its strategic options with respect to this potential treatment.

3M is encouraged by the Phase III results for Aldara brand (Imiquimod) Cream, 5%, in treating superficial basal cell carcinoma and actinic keratosis. In 2003, 3M submitted a supplemental new drug application
(sNDA) for Aldara cream for the treatment of actinic keratosis and has also submitted an sNDA for Aldara cream for the treatment of superficial basal cell carcinoma.

IVAX Corporation has agreed to assume exclusive rights to 3M's branded health care respiratory products, together with related marketing and sales personnel, in nine European countries. The agreement covers a "maintenance" medication (QVAR) used to prevent asthma attacks and a "rescue" medication (Airomir) used to relieve acute asthma symptoms. 3M will continue to manufacture and supply these products to IVAX and provide transitional services for 12 months. The transaction is pending regulatory and other approvals.

In the Industrial business segment, volumes were basically flat in the second quarter of 2003 and increased 1.9 percent in the first six months of 2003. Core volumes remain sluggish, especially in the United States and Europe, with Asia Pacific continuing to grow. Operating income in Industrial decreased 22.3 percent to $102 million in the second quarter of 2003. This decrease in profitability was driven by lower production in factories and additional employee reduction costs incurred in the second quarter of 2003. Operating income in the first six months of 2003 decreased 3.3 percent from the same period last year.

In the Consumer and Office business segment, volumes increased approximately 3 percent in both the second quarter and first six months of

2003. 3M's construction and home improvement, stationery products and home care businesses more than offset weakness in other product categories. Operating income in Consumer and Office was essentially unchanged in the second quarter of 2003. Increased advertising and merchandising spending negatively impacted operating income in the second quarter of 2003. Operating income increased by 2.2 percent to $218 million during the first six months of 2003.

In the Display and Graphics business segment, volumes increased 21.9 percent in the second quarter of 2003 and 23.0 percent in the first six months of 2003, with the December 2002 Corning Precision Lens acquisition adding 9 percentage points of growth in the second quarter of 2003 and nearly 10.5 percentage points of growth in the first six months of 2003. Core volume growth in both the second quarter and first six months of 2003 was led by the Optical Systems business. Operating income in Display and Graphics increased 43.1 percent in the second quarter of 2003 and 48.2 percent in the first six months of 2003.

In the Electro and Communications business segment, volumes declined 6.8 percent in the second quarter of 2003 and 6.0 percent in the first six months of 2003. This volume decrease reflects continuing weakness in the global telecommunications industry. Operating income of the Electro and Communications business segment declined about 10 percent in both the second quarter and first six months of 2003, largely due to lower sales.

In the Safety, Security and Protection Services business segment, volumes increased 11.0 percent in the second quarter of 2003 and 8.1 percent in the first six months of 2003. This volume increase was fueled by strong demand for 3M's respiratory protection products, as well as increased global demand for safety products and solutions. Operating income in this business segment increased by 42.4 percent to $131 million in the second quarter of 2003 and by 32.3 percent to $236 million for the first six months of 2003.

In the Transportation business segment, volumes increased 7.1 percent in the second quarter of 2003 and 4.4 percent in the first six months of 2003. This growth was driven by both the automotive aftermarket and the automotive OEM businesses. Operating income in Transportation increased more than 18 percent in both the second quarter of 2003 and the first six months of 2003.

FINANCIAL CONDITION AND LIQUIDITY
The company's financial condition and liquidity remain strong. Various assets and liabilities, including cash and short-term debt, can fluctuate significantly from month to month depending on short-term liquidity needs. Working capital (defined as current assets minus current liabilities) totaled $2.210 billion at June 30, 2003, increasing $608 million from December 31, 2002. This increase was largely related to an increase in current assets, primarily due to the reclassification of certain insurance receivables from long-term to current and an increase in various prepaid items, as well as an increase in cash as of June 30, 2003.

The accounts receivable turnover index (defined as quarterly net sales divided by ending accounts receivable, multiplied by 4) totaled 6.61 at June 30, 2003, compared with 6.55 at December 31, 2002, and an improvement from 5.95 at June 30, 2002. The inventory turnover index (defined as quarterly factory cost divided by ending inventory, multiplied by 4) continues to improve. The inventory turnover index was 4.47 at June 30, 2003, an improvement from 4.17 at December 31, 2002, and 4.27 at June 30, 2002.

Net cash provided by operating activities totaled $1.890 billion in the first six months of 2003, an increase of $294 million from the same period last year, driven by higher net income along with certain tax timing benefits. Restructuring-related cash payments made by 3M totaled $36 million in the first six months of 2003, compared with $239 million in the same period last year. Restructuring-related cash payments made by 3M related to the 2001 corporate restructuring plan are not expected to be significant in the future. Pension funding decisions, additional tax timing differences, and other items could significantly impact cash flows in the second half of 2003.

There were several legal proceeding developments during the first six months of 2003. As discussed earlier, in the first quarter of 2003, the company recorded a $93 million pre-tax charge related to an adverse ruling associated with a lawsuit filed against 3M in 1997 by LePage's
Inc. At the end of the first quarter of 2003, the company also increased its respirator mask/asbestos liabilities by $100 million and its related insurance receivables by $94 million, resulting in $6 million of pre-tax expense being recorded. For a more detailed discussion of these and other legal proceedings, refer to Part II, Item 1, Legal Proceedings, of this Quarterly Report on Form 10-Q and 3M's first quarter 2003 Form 10-Q. 3M's insurance recoveries, net of claims paid, related to the mammary implant matter, resulted in $10 million of net cash inflows in the first half of 2003, compared with $27 million of net cash inflows in the first half of 2002. Because most of the company's implant liabilities have been paid, receipt of related insurance recoveries will increase future cash flows.

Cash used in investing activities totaled $614 million in the first six months of 2003, compared with $328 million in the same period last year. Capital expenditures for the first six months of 2003 were $264 million, a decrease of $99 million from the same period last year. Capital expenditures are expected to total approximately $750 million to $800 million during 2003, as the company anticipates capital spending to ramp up later in the year. Cash used for acquisitions of businesses totaled $424 million in the first six months of 2003, with $377 million related to the purchase of an additional 25 percent ownership in Sumitomo 3M Limited. The company is actively considering additional acquisitions.

Financing activities in the first six months of 2003 for both short-term and long-term debt included net cash outflows of $349 million, compared with net cash outflows of $285 million in the same period last year. The cash flow decrease in net short-term debt of $328 million includes the portion of short-term debt with original maturities of 90 days or less. Repayment of other debt of $328 million includes $220 million of commercial paper having original maturities greater than 90 days and the repayment of a $100 million medium term note. Proceeds from other debt of $307 million primarily related to commercial paper having original maturities greater than 90 days.

Total debt decreased $356 million from December 31, 2002. As of June 30, 2003, total debt was 30 percent of total capital, down from 36 percent as of December 31, 2002. The company believes its strong credit rating provides ready and ample access to funds in the global capital markets. The company's available short-term lines of credit facilities have not materially changed since December 31, 2002. In March 2003, the company completed its annual renewal of $565 million of certain short-term lines of credit. While the previous agreement would require repayment of debt based on ratings triggers, the new agreement has a covenant that indicates that 3M is not to exceed a funded debt to capital limit of 60 percent (capital defined as funded debt plus stockholders' equity).

Treasury stock repurchases for the first six months of 2003 were $280 million, compared with $705 million in the same period last year. The company repurchased about 2.2 million shares of common stock in the first six months of 2003, compared with about 6.0 million shares in the same period last year. In November 2001, the Board of Directors authorized the repurchase of up to $2.5 billion of the company's stock between January 1,
2002 and December 31, 2003.   As of June 30, 2003, about $1.3 billion
remained authorized for repurchase. Stock repurchases are made to support the company's stock-based compensation plans and for other corporate purposes.

Cash dividends paid to shareholders totaled $515 million in the first six months of 2003, compared with $483 million in the same period last year. In February 2003, the quarterly dividend was increased by 6.5 percent to 66 cents per share, marking the 45th consecutive annual dividend increase for 3M.

Included in the financing section of the Consolidated Statement of Cash Flows is $23 million classified as "Other - net". This category represents changes in cash overdraft balances and principal payments for capital leases.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the context of Item 3, market risk refers to the risk of loss arising from adverse changes in financial and derivative instrument market rates and prices, such as fluctuations in interest rates and foreign-currency exchange rates. For a discussion of sensitivity analysis related to these types of market risks, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in 3M's Annual Report on Form 10-K for the year ended December 31, 2002 and its Current Report on Form 8-K dated May 23, 2003 (which updated 3M's 2002 Annual Report on Form 10-K). The company believes that there have been no material changes in these market risks since year-end 2002.

ITEM 4.  CONTROLS AND PROCEDURES

a. The company carried out an evaluation, under the supervision and with the participation of the company's management, including the company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company's "disclosure controls and procedures" (as defined in the Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures are effective in timely alerting them to material information relating to the company (including its consolidated subsidiaries) required to be included in the company's periodic SEC filings.

b. There was no significant change in the company's internal controls over financial reporting, that occurred during the company's most recently completed fiscal quarter, that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

                      3M Company and Subsidiaries
                      PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

A description of the significant legal proceedings in which the company is involved, both in general and with respect to specific matters, is contained in the company's Annual Report on Form 10-K for the period ending December 31, 2002, the company's Current Report on Form 8-K dated May 23, 2003 (which updated the company's 2002 Annual Report on Form 10-
K), and the company's Quarterly Report on Form 10-Q for the period ending March 31, 2003 (collectively the "Reports"). This section describes significant developments since the preparation of the Reports and should be read with reference to them. Unless specifically indicated, all previously reported matters remain pending.

Breast Implant Insurance Recovery Litigation
--------------------------------------------
As previously reported, the Minnesota Supreme Court granted the company's petition for review permitting the company to appeal the Court of Appeal's decision in the breast implant insurance coverage litigation. Oral arguments were held on June 3, 2003. The company expects a decision from the Minnesota Supreme Court later in 2003.

Antitrust Litigation
---------------------
The company filed its petition requesting the United States Supreme Court to review the Third Circuit's ruling in the LePage's case on June 20, 2003. The Supreme Court is not expected to act upon the company's petition until the fall of this year at the earliest. During the second quarter and in August of 2003, certain tape purchasers filed four additional purported class actions against the company. Of the seven class actions filed after the LePage's verdict (the four mentioned above and three previously reported), the plaintiff appealed summary judgment in the company's favor in one; the company moved to dismiss three others, in one of which the court denied the company's motion while pre-trial proceedings related to the plaintiff's request for class certification are occurring; and the court stayed another one pending the outcome of the company's petition for Supreme Court review of the LePage's case; and the company is reviewing the complaints in two of the most recently filed cases.

Respirator Mask/Asbestos/Litigation
-----------------------------------
As of June 30, 2003, the company is a named defendant, with multiple co-defendants, in numerous lawsuits in various courts that purport to represent approximately 82,700 individual claimants. The company continued to experience an increase in the number of claims and an increase in the proportion of silica-related claims in the second quarter of 2003. The company believes that the increased number of claims filed over the past three quarters is due to claimants filing claims before recent and anticipated tort reform legislation becomes effective and that many of these newer claims are asserted on behalf of asymptomatic claimants. As of June 30, 2003, the company has accrued liabilities of $211 million and receivables for the probable amount of insurance recoveries of $357 million related to this litigation. Such accruals are subject to the various factors previously disclosed.

Environmental Matters
----------------------
As previously reported, the company has been voluntarily cooperating with ongoing reviews by the U.S. Environmental Protection Agency (EPA) and international agencies of possible environmental and health effects of perfluorooctanyl chemistry. The previously disclosed EPA consent order negotiating process concerning one perfluorooctanyl compound is in progress.

The company moved to dismiss the complaint and the class action allegations in a purported class action previously reported that was filed against the company by a former employee in the Circuit Court of Morgan County, Alabama.

As previously reported, the company entered into a voluntary agreement with the EPA under both an "Agreement for TSCA Compliance" and the EPA's Incentives for Self Policing Policy. The company voluntarily conducted auditing under the Toxic Substances Control Act (TSCA) of its facilities and business units. As part of that auditing, the company identified studies relating to perfluorooctanyl and other chemistries that potentially could be subject to notification under TSCA section 8(e) under current EPA guidelines. An agreement in principle governing the first two phases of that section 8(e) audit involving a penalty of approximately $222,000 was previously reported. The company has now reached an agreement in principle encompassing all three phases of the section 8(e) auditing under which the company would pay a total of approximately $380,000 in penalties. The proposed agreement also contemplates approximately $75,000 in additional penalties related to other TSCA notification requirements and economic benefit related thereto and limited additional section 8(e) auditing the results of which will be subject to the same stipulated penalty schedule if reported to the EPA within nine months of execution of the consent agreement.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The registrant held its Annual Meeting of Stockholders on May
13, 2003.
(b)	Proxies for the meeting were solicited pursuant to Regulation
14; there was no solicitation in opposition to management's nominees as listed in the Proxy Statement and all such nominees were elected.

Directors elected to terms that expire at the 2006 Annual Meeting were Linda G. Alvarado, Edward M. Liddy, Robert S. Morrison and Aulana L. Peters.

        Election of Directors:
        Linda G. Alvarado  - For 311,218,167;  Withhold 17,573,877
        Edward M. Liddy    - For 310,475,369;  Withhold 18,316,675
        Robert S. Morrison - For 304,317,033; Withhold 24,475,011 Aulana L. Peters - For 311,670,778; Withhold 17,121,266

Directors whose terms continue after the meeting were Edward A. Brennan, Vance D. Coffman, Michael L. Eskew, W. James McNerney, Jr., Rozanne L. Ridgway, Kevin W. Sharer and Louis W. Sullivan.

  (c) The ratification of the appointment of PricewaterhouseCoopers LLP, independent accountants, to audit the consolidated financial statements of the company and its subsidiaries for the year 2003.

       For             315,231,611
       Against           7,128,732
       Abstain           6,431,701

  (d)  Stockholder proposal relating to shareholder rights plan.

       For             170,171,432
       Against         109,674,668
       Abstain           9,193,941
       Broker Non-Vote  39,752,003

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
      (a) The following documents are filed as exhibits to this Report.

          (12) A statement setting forth the calculation of the ratio of earnings to fixed charges. Page 38.

          (15) A letter from the company's independent accountants regarding unaudited interim consolidated financial statements. Page 39.

        (31.1) Certification of the Chief Executive Officer pursuant to
               Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C.
               Section 1350.  Page 40.

        (31.2) Certification of the Chief Financial Officer pursuant to
               Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C.
               Section 1350.  Page 41.

        (32.1) Certification of the Chief Executive Officer pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C.
               Section 1350.  Page 42.

        (32.2) Certification of the Chief Financial Officer pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C.
               Section 1350.  Page 43.

Reports on Form 8-K:
3M filed a Form 8-K dated August 13, 2003. 3M filed a Form 8-K dated July 23, 2003, that furnished information as indicated below. For the quarter ended June 30, 2003, 3M filed a Form 8-K dated May 23, 2003, April 22, 2003, and April 4, 2003.

The Form 8-K dated August 13, 2003, indicated that 3M's Board of Directors declared a two-for-one split of the company's common stock. The stock split will be in the form of a stock dividend to be distributed September 29, 2003, to shareholders of record at the close of business on September 22, 2003. 3M's Board of Directors also declared a quarterly cash dividend. 3M's previously announced Q3 and year 2003 earnings outlook was provided on a split-adjusted basis.

The Form 8-K dated July 23, 2003, furnished 3M's earnings press release dated July 21, 2003, which reported 3M's unaudited consolidated financial results for the second quarter of 2003.

The Form 8-K dated May 23, 2003, provided an update to 3M's 2002 Annual Report on Form 10-K related to segments and non-GAAP financial measures. Segment information was reclassified to reflect 3M's realigned segments effective January 1, 2003. Other information was updated to be consistent with the new requirements of Item 10 of Regulation S-K (non-GAAP financial measures) that became effective on March 28, 2003.

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

None of the other item requirements of Part II of Form 10-Q is applicable to the company for the quarter ended June 30, 2003.

                              SIGNATURE PAGE
             for Form 10-Q for the quarter ended June 30, 2003
-------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          3M Company
                                         ------------
                                         (Registrant)



Date:      August 13, 2003
      --------------------------

                          /s/ Patrick D. Campbell
                          --------------------------------------------
                           Patrick D. Campbell, Senior Vice President
                           and Chief Financial Officer

                          (Mr. Campbell is the Principal Financial
                           and Accounting Officer and has been duly authorized to sign on behalf of the registrant.)