Form 10-Q
period 2003-09-30
3M CO
filed 2003-11-10
CIK 66740

-----------------------------------------------------------------------------

                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


                   For Quarter ended September 30, 2003
                      Commission file number: 1-3285


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

   On September 30, 2003, there were 784,883,033 shares of the registrant's common stock outstanding (reflects two-for-one stock split effective with third quarter 2003 reporting).


                      This document contains 43 pages.

                The exhibit index is set forth on page 36.

-----------------------------------------------------------------------------

                   3M Company and Subsidiaries
                 PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      3M Company and Subsidiaries
                   CONSOLIDATED STATEMENT OF INCOME
                              (Unaudited)
------------------------------------------------------------------------
                               Three months ended     Nine months ended
(Amounts in millions,             September 30            September 30
 except per share amounts)      2003       2002        2003       2002
------------------------------------------------------------------------
Net sales                      $4,616     $4,143     $13,514    $12,194
------------------------------------------------------------------------
Operating expenses
  Cost of sales                 2,322      2,115       6,856      6,382
  Selling, general and
    administrative expenses       994        913       2,978      2,765
  Research, development and
    related expenses              270        264         816        797
  Other expense                    --         --          93         --
------------------------------------------------------------------------
    Total operating expenses    3,586      3,292      10,743      9,944
------------------------------------------------------------------------

Operating income                1,030        851       2,771      2,250
------------------------------------------------------------------------

Interest expense and income
  Interest expense                 22         19          69         58
  Interest income                  (6)        (9)        (17)       (27)
------------------------------------------------------------------------
    Total interest expense
      and income                   16         10          52         31
------------------------------------------------------------------------

Income before income taxes
  and minority interest         1,014        841       2,719      2,219
Provision for income taxes        339        274         897        711
Minority interest                  12         22          38         45
------------------------------------------------------------------------
Net income                     $  663     $  545      $1,784     $1,463
------------------------------------------------------------------------

Weighted average common
  shares outstanding - basic    784.6      779.6       782.2      779.8
Earnings per share - basic     $ 0.85     $ 0.70      $ 2.28     $ 1.88
------------------------------------------------------------------------

Weighted average common
  shares outstanding - diluted  797.5      790.0       793.4      790.9
Earnings per share - diluted   $ 0.83     $ 0.69      $ 2.25     $ 1.85
------------------------------------------------------------------------

Cash dividends paid
   per common share            $ 0.33     $ 0.31      $ 0.99     $ 0.93
------------------------------------------------------------------------

<F1>
The accompanying Notes to Consolidated Financial Statements are an integral part of this statement. Share and per share data have been adjusted to reflect the two-for-one stock split effective with third quarter 2003 reporting.

                       3M Company and Subsidiaries
                       CONSOLIDATED BALANCE SHEET
                               (Unaudited)
---------------------------------------------------------------------------
                                                       Sep. 30    Dec. 31
(Dollars in millions, except per share amounts)          2003       2002
---------------------------------------------------------------------------
ASSETS
Current assets
  Cash and cash equivalents                             $ 1,279    $   618
  Accounts receivable - net                               2,791      2,527
  Inventories
    Finished goods                                          961      1,011
    Work in process                                         611        591
    Raw materials and supplies                              310        329
---------------------------------------------------------------------------
      Total inventories                                   1,882      1,931
  Other current assets                                    1,390        983
---------------------------------------------------------------------------
        Total current assets                              7,342      6,059

Investments                                                 214        238
Property, plant and equipment                            15,507     15,058
  Less accumulated depreciation                         (10,040)    (9,437)
---------------------------------------------------------------------------
    Property, plant and equipment - net                   5,467      5,621
Goodwill                                                  2,330      1,898
Intangible assets - net                                     264        269
Other assets                                              1,180      1,244
---------------------------------------------------------------------------
        Total assets                                    $16,797    $15,329
---------------------------------------------------------------------------

LIABILITIES
Current liabilities
  Short-term debt                                       $ 1,255    $ 1,237
  Accounts payable                                          969        945
  Payroll                                                   457        411
  Income taxes payable                                      825        518
  Other current liabilities                               1,462      1,346
---------------------------------------------------------------------------
        Total current liabilities                         4,968      4,457
Long-term debt                                            1,738      2,140
Other liabilities                                         2,583      2,739
---------------------------------------------------------------------------
        Total liabilities                                 9,289      9,336
---------------------------------------------------------------------------

Commitments and contingencies

STOCKHOLDERS' EQUITY
  Common stock, $.01 par value, 944,033,056 shares issued     9          5
  Capital in excess of par value                            287        291
  Retained earnings                                      13,649     12,748
  Treasury stock, at cost; 159,150,023 shares at
    Sep. 30, 2003; 163,641,694 shares at Dec. 31, 2002   (4,535)    (4,767)
  Unearned compensation                                    (227)      (258)
  Accumulated other comprehensive income (loss)          (1,675)    (2,026)
---------------------------------------------------------------------------
        Total stockholders' equity                        7,508      5,993
---------------------------------------------------------------------------

        Total liabilities and stockholders' equity      $16,797    $15,329
---------------------------------------------------------------------------

<F1>
The accompanying Notes to Consolidated Financial Statements are an integral part of this statement. Share data has been adjusted to reflect the two-for-one stock split effective with third quarter 2003 reporting.

                       3M Company and Subsidiaries
                  CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Unaudited)
-------------------------------------------------------------------------
                                                       Nine months ended
                                                          September 30
(Dollars in millions)                                   2003       2002
-------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                            $1,784    $ 1,463
Adjustments to reconcile net income
  to net cash provided by operating activities
    Depreciation and amortization                        717        728
    Pension company contributions                       (675)      (854)
    Deferred income tax provision                        146        273
    Changes in assets and liabilities
      Accounts receivable                               (142)       (18)
      Inventories                                        150        195
      Other current assets                              (306)       (35)
      Other assets - net of amortization                 106        (52)
      Income taxes payable                               348         50
      Accounts payable and other current liabilities     112         33
      Other liabilities                                  224        150
    Other - net                                           43         60
-------------------------------------------------------------------------
Net cash provided by operating activities              2,507      1,993
-------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment              (416)      (530)
Proceeds from sale of property, plant and equipment       88         44
Acquisitions of businesses                              (428)       (88)
Proceeds from sale of businesses                          --          1
Purchases of investments                                 (10)        (4)
Proceeds from sale of investments                         30         11
-------------------------------------------------------------------------
Net cash used in investing activities                   (736)      (566)
-------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Change in short-term debt - net                         (204)       (25)
Repayment of debt (maturities greater than 90 days)     (615)      (482)
Proceeds from debt (maturities greater than 90 days)     447        525
Purchases of treasury stock                             (394)      (813)
Reissuances of treasury stock                            425        426
Dividends paid to stockholders                          (775)      (725)
Distributions to minority interests                       --        (78)
Other - net                                              (19)        --
-------------------------------------------------------------------------
Net cash used in financing activities                 (1,135)    (1,172)
-------------------------------------------------------------------------

Effect of exchange rate changes on cash                   25        (50)
-------------------------------------------------------------------------

Net increase in cash and cash equivalents                661        205
-------------------------------------------------------------------------
Cash and cash equivalents at beginning of year           618        616
-------------------------------------------------------------------------
Cash and cash equivalents at end of period            $1,279     $  821
-------------------------------------------------------------------------

<F1>
The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

       	               3M Company and Subsidiaries
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

NOTE 1.  BASIS OF PRESENTATION
The interim consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of the company's consolidated financial position, results of operations and cash flows for the periods presented. These adjustments consist of normal, recurring items. The results of operations for any interim period are not necessarily indicative of results for the full year. The interim consolidated financial statements and notes are presented as permitted by the requirements for Quarterly Reports on Form 10-Q. This Quarterly Report on Form 10-Q should be read in conjunction with the company's consolidated financial statements and notes included in its 2002 Annual Report on Form 10-K and its Current Report on Form 8-K dated May 23, 2003 (which updated 3M's 2002 Annual Report on Form 10-K).
Part II, Item 1, Legal Proceedings, should also be read in conjunction with the company's Quarterly Reports on Form 10-Q for the periods ended March 31, 2003 and June 30, 2003.

RECLASSIFICATIONS
Certain prior period Consolidated Statement of Cash Flows amounts within the "Net cash provided by operating activities" section have been reclassified to conform to the current year presentation.

ACCOUNTING PRONOUNCEMENTS
In November 2002, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements concerning its obligations under certain guarantees that it has issued. It also clarifies (for guarantees issued after January 1, 2003) that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligations undertaken in issuing the guarantee.
For the nine-month period ended September 30, 2003, 3M did not have any material guarantees that required recognition of a liability. Disclosures concerning guarantees are found in Note 18 to the Consolidated Financial Statements in 3M's 2002 Annual Report on Form 10-K.

In December 2002, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123." The company continues to apply the recognition and measurement principles of APB No. 25, "Accounting for Stock Issued to Employees." The company has adopted the disclosure requirements of SFAS No. 148. Pro forma amounts based on the options' estimated fair value, net of tax, at the grant dates for awards under the General Employees' Stock Purchase Plan and Management Stock Ownership Program follow.

-------------------------------------------------------------------
STOCK-BASED COMPENSATION
PRO FORMA NET INCOME AND EARNINGS PER SHARE
-------------------------------------------------------------------
                             Three months ended  Nine months ended
(Dollars in millions,            September 30       September 30
except per share amounts)       2003     2002       2003     2002
-------------------------------------------------------------------
Net income, as reported       $  663   $  545     $1,784   $1,463
Add: Stock-based compensation
  expense included in net
  income, net of related tax
  effects                          1       --          2        1
Deduct: Total stock-based
  compensation expense
  determined under fair value,
  net of related tax effects     (25)     (35)       (93)    (108)
-------------------------------------------------------------------
Pro forma net income          $  639   $  510     $1,693   $1,356

-------------------------------------------------------------------
Earnings per share - basic
  As reported                 $ 0.85   $ 0.70     $ 2.28   $ 1.88
  Pro forma                   $ 0.81   $ 0.65     $ 2.16   $ 1.74
Earnings per share - diluted
  As reported                 $ 0.83   $ 0.69     $ 2.25   $ 1.85
  Pro forma                   $ 0.80   $ 0.65     $ 2.13   $ 1.71
-------------------------------------------------------------------

Effective January 1, 2003, the company adopted SFAS No. 143, "Accounting for Asset Retirement Obligations". This statement establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. The adoption of this standard did not materially impact 3M's consolidated financial position or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." This interpretation addresses the requirements for business enterprises to consolidate related entities in which they are determined to be the primary economic beneficiary as a result of their variable economic interests. The interpretation provides guidance in evaluating multiple economic interests in an entity and in determining the primary beneficiary. The interpretation outlines disclosure requirements for Variable Interest Entities (VIEs) in existence prior to January 31, 2003, and outlines consolidation requirements for VIEs created after January 31, 2003. In a FASB staff position (FSP) concerning the effective date of FIN 46, the FASB decided to defer the latest date by which all public entities must apply FIN 46 to certain VIEs to the first reporting period ending after December 15, 2003. The company has reviewed its major commercial relationships and its overall economic interests with other companies consisting of related parties, contracted manufacturing vendors, companies in which it has an equity position, and other suppliers to determine the extent of its variable economic interest in these parties. As a result of this review, 3M determined that no material entities are VIEs of 3M and that 3M is not a primary economic beneficiary of any VIE.

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

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 requires that an issuer classify certain financial instruments within its scope as a liability (or an asset in some circumstances). Effective July 1, 2003, the company adopted SFAS No.
150. The adoption of this standard did not impact 3M's consolidated financial position or results of operations.

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

NOTE 2.  BUSINESS COMBINATIONS
In January 2003, 3M purchased an additional 25 percent interest of Sumitomo 3M Limited from NEC Corporation for $377 million in cash. Prior to this purchase, 3M controlled and owned 50 percent of Sumitomo 3M Limited and fully consolidated both Sumitomo 3M Limited's balance sheet and results of operations, with a provision for minority interest that did not have participating rights. As a result of this acquisition, 3M now owns 75 percent of Sumitomo 3M Limited. Sumitomo Electric Industries, Ltd., a Japanese corporation, owns the remaining 25 percent of Sumitomo 3M Limited. Because all business segments benefit from this combination, goodwill acquired in this acquisition was allocated to 3M's seven business segments.

During the first quarter of 2003, 3M (Display and Graphics Business) finalized the purchase of Corning Precision Lens, Inc. (Precision Optics, Inc.), which was acquired in December 2002. The impacts of finalizing the purchase price allocation, including a working capital adjustment and payment of direct acquisition expenses, are shown in the business combination activity table that follows.

During the nine-month period ended September 30, 2003, 3M entered into five additional business combinations for $38 million, net of cash acquired.
1) 3M (Industrial Business) purchased 100 percent of the outstanding shares of Solvay Fluoropolymers, Inc. (SFI), previously a wholly owned subsidiary of Solvay America, Inc. SFI is a manufacturer of fluoroplastic products.

2) 3M (Display and Graphics Business) purchased Corning Shanghai Logistics Company Limited, previously a wholly owned subsidiary of Corning Incorporated. This business is involved in the distribution of lens systems for projection televisions.
3) 3M (Safety, Security and Protection Services Business) purchased 100 percent of the outstanding shares of GuardiaNet Systems, Inc., a software company.
4) 3M (Electro and Communications Business) purchased the outstanding minority interest of Pouyet Communications, Inc. (PCI), an Indian company. PCI is a telecommunications supplier.
5) 3M (Health Care Business) purchased 100 percent of the outstanding shares of Vantage Health Limited, a British company. Vantage Health Limited develops health information systems software.

The business combination activity for the nine-month period ended September 30, 2003, is summarized in the following table. Pro forma information related to these acquisitions is not included because the impact of these acquisitions, either individually or in the aggregate, on the company's consolidated results of operations is not considered to be significant.

--------------------------------------------------------------------------
BUSINESS COMBINATION ACTIVITY
                                       Precision
                          Sumitomo    Optics, Inc.   Aggregation
Asset (Liability)            3M          (2003      of Remaining    Total
(Millions)                 Limited      activity)   Acquisitions  Activity
--------------------------------------------------------------------------
Accounts receivable           $ --         $--           $ 4        $  4
Inventory                        9          --             8          17
Investments                     --          --           (15)        (15)
Property, plant and
   equipment - net              --          (3)           29          26
Purchased intangible assets     --           4             4           8
Purchased goodwill             289           8            11         308
Deferred tax asset              37          --            --          37
Accounts payable and
   other current liabilities    --           4            (6)         (2)
Minority interest liability    139          --             1         140
Other long-term liabilities    (97)         --             2         (95)
--------------------------------------------------------------------------

Net assets acquired           $377         $13           $38        $428
--------------------------------------------------------------------------

NOTE 3.  GOODWILL AND ACQUIRED INTANGIBLE ASSETS
As discussed in Note 11 to the Consolidated Financial Statements, 3M realigned its business segments and began reporting under this new structure effective January 1, 2003. The business segment realignment resulted in certain changes in reporting units for 3M. Effective January 1, 2003, 3M has 18 reporting units under the criteria set forth by Statement of Financial Accounting Standards (SFAS) No. 142. SFAS No. 142 requires that goodwill be tested for impairment when reporting units are changed. During the first quarter of 2003, the company completed its assessment of any potential goodwill impairments under this new structure and determined that no impairments existed.

The goodwill balance by business segment as of December 31, 2002, and September 30, 2003, follows. Goodwill acquired in the first nine months of 2003 totaled $308 million, with $8 million expected to be fully deductible for tax purposes. The increase in the goodwill balance during the nine month period ended September 30, 2003, primarily relates to 2003 business combination activity and changes in currency exchange rates.

-------------------------------------------------------------------------
GOODWILL                     Dec. 31      2003        2003      Sep. 30
                              2002   acquisition  translation    2003
(Millions)                   balance   activity     and other   balance
-------------------------------------------------------------------------
Health Care                   $  393       $ 56       $ 33      $  482
Industrial                       220         64         18         302
Consumer and Office               17         33          4          54
Display and Graphics             824         65          5         894
Electro and Communications       380         38         54         472
Safety, Security and
  Protection Services             59         32          8          99
Transportation                     5         20          2          27
-------------------------------------------------------------------------
Total Company                 $1,898       $308       $124      $2,330
-------------------------------------------------------------------------

ACQUIRED INTANGIBLE ASSETS
The carrying amount and accumulated amortization of acquired intangible assets follow.

-----------------------------------------------------------------------
                                                    Sep. 30    Dec. 31
(Millions)                                            2003       2002
-----------------------------------------------------------------------
Patents                                               $316       $297
Other amortizable intangible assets                     99         93
Non-amortizable intangible assets (tradenames)          65         61
-----------------------------------------------------------------------
  Total gross carrying amount                          480        451

Accumulated amortization - patents                    (148)      (123)
Accumulated amortization - other                       (68)       (59)
-----------------------------------------------------------------------
  Less total accumulated amortization                 (216)      (182)

Total intangible assets - net                         $264       $269
-----------------------------------------------------------------------

Amortization expense for acquired intangible assets for the three months and nine months ended September 30, 2003 and 2002 follows.

-------------------------------------------------------------------------
(Millions)                 Three months ended         Nine months ended
                           Sep. 30    Sep. 30         Sep. 30    Sep. 30
                             2003       2002            2003       2002
-------------------------------------------------------------------------
Amortization expense        $ 10       $ 10            $ 31       $ 28
-------------------------------------------------------------------------

The table that follows shows estimated amortization expense for acquired intangible assets recorded as of September 30, 2003. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, changes in currency exchange rates, impairment of intangible assets, accelerated amortization of intangible assets, and other events.

-----------------------------------------------------------------
             Fourth
             Quarter    Year     Year     Year     Year    After
(Millions)     2003     2004     2005     2006     2007     2007
-----------------------------------------------------------------
Estimated
  amortization
  expense       $10      $37      $30      $25      $22      $75
-----------------------------------------------------------------

NOTE 4.  RESTRUCTURING
Restructuring program actions related to the 2001/2002 corporate restructuring program were substantially completed by June 30, 2002. Selected information related to the restructuring follows.

-----------------------------------------------------------------------
RESTRUCTURING                Employee
                            Severance
                                and     Accelerated
(Millions)                   Benefits   Depreciation    Other    Total
-----------------------------------------------------------------------
Charges
  Year 2001 charges              $472           $ 80     $ 17     $569
  First quarter 2002 charges       24             26        4       54
  Second quarter 2002 charges      87             21       40      148
-----------------------------------------------------------------------
    Total charges                $583           $127     $ 61     $771
-----------------------------------------------------------------------

-----------------------------------------------------------------------
Current liability at
  December 31, 2000              $ --           $ --     $ --     $ --
-----------------------------------------------------------------------

 2001 Charges                     472             80       17      569
 2001 Cash payments              (155)            --       (4)    (159)
 2001 Non-cash and long-term
  portion of liability           (132)           (80)      --     (212)

-----------------------------------------------------------------------
Current liability at
  December 31, 2001              $185           $ --     $ 13     $198
-----------------------------------------------------------------------

 2002 Charges                     111             47       44      202
 2002 Cash payments              (267)            --      (39)    (306)
 2002 Reclassification from
  long-term portion of liability   47             --       --       47
 2002 Non-cash and long-term
  portion of liability            (46)           (47)      --      (93)

-----------------------------------------------------------------------
Current liability at
  December 31, 2002              $ 30           $ --     $ 18     $ 48
-----------------------------------------------------------------------

First quarter 2003
  cash payments                   (22)            --       (8)     (30)
Second quarter 2003
  cash payments                    (2)            --       (4)      (6)
Third quarter 2003
  cash payments                    (3)            --       (1)      (4)

-----------------------------------------------------------------------
Current liability at
  September 30, 2003             $  3           $ --     $  5     $  8
-----------------------------------------------------------------------

NOTE 5.  DEBT
In September 2003, the company filed a shelf registration statement with the Securities and Exchange Commission relating to the potential offering of debt securities of up to $1.5 billion. This shelf registration became effective in October 2003. 3M plans to use the net proceeds from future issuances of debt securities under this registration for general corporate purposes, including: the repayment of debt; investments in or extensions of credit to 3M subsidiaries; or the financing of possible acquisitions or business expansion.

NOTE 6.  ACCOUNTING FOR DERIVATIVE INSTRUMENTS
The company uses interest rate swaps, currency swaps, and forward and option contracts to manage risks generally associated with foreign exchange rate, interest rate and commodity market volatility. As part of this strategy, in September 2003, the company entered into a three-year combined interest rate and currency swap with a notional amount of $300 million. This transaction is a partial hedge of 3M's net investment in 3M Japanese subsidiaries. This swap converts a variable rate U.S. dollar exposure to a variable rate yen denominated exposure.

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

-------------------------------------------------------------------
DERIVATIVES            Three months ended        Nine months ended
Net of Tax                September 30              September 30
(Millions)               2003      2002           2003       2002
-------------------------------------------------------------------
UNREALIZED GAIN/(LOSS) RECORDED IN CUMULATIVE TRANSLATION
Net investment hedging   $ (9)     $  3           $ (8)      $(14)
-------------------------------------------------------------------


CASH FLOW HEDGING INSTRUMENTS BALANCE AND ACTIVITY
Beginning balance        $(43)     $(37)          $ (39)     $  9
-------------------------------------------------------------------

Net unrealized holding
  gain/(loss)*            (10)       11             (63)      (48)
Reclassification
  adjustment*              15         3              64        16
-------------------------------------------------------------------

Total activity              5        14               1       (32)
-------------------------------------------------------------------

Ending balance           $(38)**   $(23)           $(38)     $(23)
-------------------------------------------------------------------

*TAX EXPENSE OR BENEFIT
Net unrealized holding
  gain/(loss)            $  9      $ (6)           $ 32      $ 28
Reclassification
  adjustment              (11)       (1)            (33)       (9)
-------------------------------------------------------------------

<F1>
** Based on exchange rates at September 30, 2003, the company expects to reclassify to earnings over the next 12 months a majority of the cash flow hedging instruments after-tax loss of $38 million (with the impact largely offset by foreign currency cash flows from underlying hedged items).

NOTE 7.  COMMITMENTS AND CONTINGENCIES
Discussion of legal matters is cross-referenced to this Quarterly Report on Form 10-Q, Part II, Item 1, Legal Proceedings, and should be considered an integral part of the interim consolidated financial statements.

NOTE 8. STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME INFORMATION During the third quarter of 2003, $4 million was transferred within stockholders' equity from "Capital in excess of par value" to "Common stock" in connection with the two-for-one split of the company's common stock (discussed in Note 9 to the Consolidated Financial Statements).

The components of the ending balances of accumulated other comprehensive income (loss) follow.

----------------------------------------------------------------------
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
                                                    Sep. 30   Dec. 31
(Millions)                                             2003      2002
----------------------------------------------------------------------
Cumulative translation - net                        $  (509)  $  (858)
Minimum pension liability adjustments                (1,130)   (1,130)
Debt and equity securities, unrealized gain - net         2         1
Cash flow hedging instruments, unrealized loss - net    (38)      (39)
----------------------------------------------------------------------
Accumulated other comprehensive income (loss)       $(1,675)  $(2,026)
----------------------------------------------------------------------

Income tax effects for cumulative translation are not significant because no tax provision has been made for the translation of foreign currency financial statements into U.S. dollars. Reclassification adjustments (other than for cash flow hedging instruments discussed in Note 6 to the Consolidated Financial Statements) were not material. The components of total comprehensive income follow.

--------------------------------------------------------------------
TOTAL COMPREHENSIVE INCOME                       Three months ended
                                                    September 30
(Millions)                                          2003     2002
--------------------------------------------------------------------
Net income                                         $ 663    $ 545
Other comprehensive income (loss)
  Cumulative translation - net of $7 million
    tax benefit in 2003 and $1 million tax
    provision in 2002                                 63      (70)
  Debt and equity securities,
    unrealized gain (loss) - net of immaterial
    tax impact in 2003 and $2 million tax
    benefit in 2002                                    1       (3)
  Cash flow hedging instruments, unrealized
    gain (loss) - net of $2 million tax provision
    in 2003 and $7 million tax provision in 2002       5       14
--------------------------------------------------------------------
      Total comprehensive income                   $ 732    $ 486
--------------------------------------------------------------------

-------------------------------------------------------------------
TOTAL COMPREHENSIVE INCOME                       Nine months ended
                                                    September 30
(Millions)                                          2003     2002
-------------------------------------------------------------------
Net income                                        $1,784   $1,463
Other comprehensive income (loss)
  Cumulative translation - net of $8 million
    tax benefit in 2003 and $11 million tax
    benefit in 2002                                  349      113
  Debt and equity securities,
    unrealized gain (loss) - net of immaterial
    tax impact in 2003 and $9 million tax
    benefit in 2002                                    1      (15)
  Cash flow hedging instruments, unrealized
    gain (loss) - net of $1 million tax provision
    in 2003 and $19 million tax benefit in 2002        1      (32)
-------------------------------------------------------------------
      Total comprehensive income                  $2,135   $1,529
-------------------------------------------------------------------

NOTE 9.  STOCK SPLIT
On August 11, 2003, 3M's Board of Directors declared a two-for-one split of the company's common stock. The stock split was in the form of a stock dividend of one additional share for each share owned by stockholders of record and each share held in treasury as of the close of business on September 22, 2003, and was distributed on September 29, 2003.

Information (such as per share amounts, weighted average shares and shares outstanding) has been adjusted in the accompanying financial statements and related notes to reflect this split. This information is presented on a post split basis effective with third quarter 2003 reporting. Information on an adjusted basis, showing the impact of this split for the first two quarters of 2003, and by quarter and total year for 2002 and 2001 follows.

Quarterly Data (Unaudited)
-------------------------------------------
POST SPLIT BASIS           First    Second
                         Quarter   Quarter
-------------------------------------------
Basic earnings per share - net income
2003                     $  0.64   $  0.79
Diluted earnings per share - net income
2003                     $  0.63   $  0.78
-------------------------------------------

Quarterly Data (Unaudited)
--------------------------------------------------------------------------
POST SPLIT BASIS           First    Second      Third    Fourth
                         Quarter   Quarter    Quarter   Quarter      Year
--------------------------------------------------------------------------
Basic earnings per share - net income
2002                     $  0.58   $  0.60    $  0.70   $  0.65   $  2.53
2001                     $  0.57   $  0.26    $  0.50   $  0.49   $  1.81
Diluted earnings per share - net income
2002                     $  0.57   $  0.59    $  0.69   $  0.65   $  2.50
2001                     $  0.56   $  0.25    $  0.49   $  0.48   $  1.79
--------------------------------------------------------------------------

NOTE 10.  EARNINGS PER SHARE
The computations for basic and diluted earnings per share for each period presented follow.

---------------------------------------------------------------------------
EARNINGS PER SHARE
                               Three months ended        Nine months ended
(Amounts in millions,              September 30              September 30
 except per share amounts)        2003      2002           2003       2002
---------------------------------------------------------------------------
Numerator:
  Net income                    $  663    $  545          $1,784    $1,463
---------------------------------------------------------------------------

Denominator:
 Denominator for weighted
  average common shares
  outstanding - basic            784.6     779.6           782.2     779.8

  Dilution associated
   with the company's
   stock-based
   compensation plans             12.9      10.4            11.2      11.1
---------------------------------------------------------------------------

  Denominator for weighted
   average common shares
   outstanding - diluted         797.5     790.0           793.4     790.9
---------------------------------------------------------------------------

Earnings per share - basic      $ 0.85    $ 0.70          $ 2.28    $ 1.88
Earnings per share - diluted    $ 0.83    $ 0.69          $ 2.25    $ 1.85
---------------------------------------------------------------------------

Certain stock options outstanding were excluded from the computation of diluted earnings per share because they would not have had a dilutive effect as the options' exercise price was greater than the average market price of the company's common stock (zero options for the three month period ended September 30, 2003; 8.5 million average options for the nine month period ended September 30, 2003; 12.5 million average options for the three month period ended September 30, 2002; 10.5 million average options for the nine month period ended September 30, 2002). The conditions for conversion related to the company's $639 million in aggregate face amount of convertible notes were not met for the third quarter of 2003; accordingly, there was no impact on 3M's third quarter or year to date diluted earnings per share. If the conditions for conversion are met, 3M may choose to pay in cash and/or common stock.

NOTE 11.  BUSINESS SEGMENTS
3M announced in September 2002 a strategic realignment of its organization, designed to achieve faster growth and a closer focus on its markets and customers. This realignment resulted in seven reportable business segments compared to the previous structure of six reportable business segments. Internal management reporting for the new reportable business segments commenced on January 1, 2003. Results under the new structure for the three and nine month periods ended September 30, 2003 and 2002, follow.

-------------------------------------------------------------------
BUSINESS
SEGMENT               Three months ended         Nine months ended
INFORMATION               September 30              September 30
(Millions)               2003     2002             2003     2002
-------------------------------------------------------------------
NET SALES
Health Care           $ 1,012  $   901          $ 2,975    $ 2,642
Industrial                830      797            2,489      2,354
Consumer and Office       673      628            1,922      1,799
Display and Graphics      772      572            2,152      1,659
Electro and
 Communications           454      460            1,346      1,383
Safety, Security and
 Protection Services      482      423            1,458      1,281
Transportation            386      351            1,150      1,039
Corporate and
 Unallocated                7       11               22         37
-------------------------------------------------------------------
Total Company         $ 4,616  $ 4,143          $13,514    $12,194
-------------------------------------------------------------------

OPERATING INCOME
Health Care            $  272   $  224           $  773    $   657
Industrial                115      130              349        372
Consumer and Office       128      121              346        334
Display and Graphics      251      142              642        405
Electro and
 Communications            66       67              184        198
Safety, Security and
 Protection Services      111       89              347        267
Transportation            106       88              301        253
Corporate and
 Unallocated              (19)     (10)            (171)      (236)
-------------------------------------------------------------------
Total Company          $1,030    $ 851           $2,771    $ 2,250
-------------------------------------------------------------------

Corporate and Unallocated operating income principally includes corporate investment gains and losses, certain derivative gains and losses, insurance-related gains and losses, certain litigation expenses, corporate restructuring charges, and other miscellaneous items. Because this category includes a variety of miscellaneous items, it is subject to fluctuations on a quarterly and annual basis. Significant items included in Corporate and Unallocated for the periods presented follow.

Corporate and Unallocated for 2003 includes a pre-tax charge of $93 million recorded during the first quarter related to an adverse ruling associated with a lawsuit filed against 3M in 1997 by LePage's Inc.

Corporate and Unallocated in the first quarter of 2003 also includes certain acquisition-related costs and respirator mask/asbestos litigation expenses. The third quarter of 2003 also includes respirator mask/asbestos litigation expenses and implant litigation expenses.

Corporate and Unallocated for 2002 includes charges related to employee separation costs, accelerated depreciation and other business exit costs, under the Company's 2001/2002 corporate restructuring plan. During the first nine months of 2002, 3M incurred pre-tax charges of $202 million ($148 million in the second quarter and $54 million in the first quarter), related to this restructuring plan.


NOTE 12.  REVIEW REPORT OF INDEPENDENT ACCOUNTANTS
PricewaterhouseCoopers LLP, the company's independent accountants, have performed reviews of the unaudited interim consolidated financial statements included herein, and their review report thereon accompanies this filing. Pursuant to Rule 436(c) of the Securities Act of 1933 ("Act") their report on these reviews should not be considered a "report" within the meaning of Sections 7 and 11 of the Act and the independent accountant liability under Section 11 does not extend to it.

               REVIEW REPORT OF INDEPENDENT AUDITORS


To the Stockholders and Board of Directors of 3M Company:

We have reviewed the accompanying consolidated balance sheet of 3M Company and its Subsidiaries as of September 30, 2003, and the related consolidated statements of income for each of the three-month and nine-month periods ended September 30, 2003 and 2002, and of cash flows for the nine-month periods ended September 30, 2003 and 2002. These interim financial statements are the responsibility of the Company's management.

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



Minneapolis, Minnesota
October 20, 2003

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

* Foreign currency exchange rates and fluctuations in those rates may affect the company's ability to realize projected growth rates in its sales and net earnings and its results of operations. Because the company derives more than half of its revenues from outside the United States, its ability to realize projected growth rates in sales and net earnings and results of operations could be adversely affected if the United States dollar strengthens significantly against foreign currencies.

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

* The possibility that acquisitions, divestitures and strategic alliances may not meet sales and/or profit expectations. As part of the company's strategy for growth, the company has made and may continue to make acquisitions and divestitures and enter into strategic alliances.
However, there can be no absolute assurance that these will be completed or beneficial to the company.

* The company's future results may be affected by various legal and regulatory proceedings, including those involving product liability, antitrust, environmental or other subjects. The outcome of these legal proceedings may differ from the company's expectations because the outcomes of litigation, including regulatory matters, are often difficult to predict reliably. Various factors or developments can lead the company to change current estimates of liabilities and related insurance receivables where applicable, such as a final adverse judgment, significant settlement or changes in applicable law. A future adverse ruling or unfavorable development could result in future charges that could have a material adverse effect on the company's consolidated financial position, results of operations or cash flows in any particular period. A specific factor that may influence the company's estimate of its future asbestos-related liabilities is the currently pending Congressional consideration of legislation to reform asbestos-related litigation and pertinent information derived from that process. For a more detailed discussion of the company's legal proceedings and the factors affecting estimates about them, see the discussion of "Legal Proceedings" in Part II, Item 1 of this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS

Third Quarter
--------------

Stock Split:
On August 11, 2003, 3M's Board of Directors declared a two-for-one split of the company's common stock. The stock split was in the form of a stock dividend of one additional share for each share owned by stockholders of record and each share held in treasury as of the close of business on September 22, 2003, and was distributed on September 29, 2003. Information (such as per share amounts, weighted average shares and shares outstanding) has been adjusted to reflect this split.

Overview:
3M had strong sales and earnings growth in the third quarter of 2003. Sales were a record $4.616 billion, driven by a combination of higher volume and favorable currency translation, with six of seven business segments achieving worldwide volume growth. 3M companies in all major geographic regions had volume growth, with Asia Pacific leading the way. Net income totaled $663 million, or $.83 per diluted share, in the third quarter of 2003, versus $545 million, or $.69 per diluted share, in the same period last year.

3M's five corporate initiatives, aimed at improving organic growth, productivity and cash flow, continue to contribute to improved results. The company is on track to achieve at least $400 million in pre-tax savings from its cost initiatives in 2003. 3M is confident in its ability to sustain sales, earnings and cash momentum, despite the ongoing uncertainties in the global marketplace.

Net Sales:

-----------------------------------------------------------------
Components of Net Sales Change
Third Quarter 2003
                              Worldwide     U.S.   International
-----------------------------------------------------------------
Volume - core                    5.8%       2.1%       9.1%
Volume - acquisitions            2.0        1.5        2.4
-----------------------------------------------------------------
Volume - total                   7.8        3.6       11.5
Price                           (0.3)       0.1       (0.7)
Translation                      3.9         --        7.2
-----------------------------------------------------------------
Total                           11.4%       3.7%      18.0%
-----------------------------------------------------------------

Worldwide net sales for the third quarter of 2003 totaled $4.616 billion, up 11.4 percent from the same period last year. Volumes increased 7.8 percent, with 2.0 percentage points of this growth due to acquisitions. The termination of an agreement with Eli Lilly (discussed later in the "Performance by Business Segment" section) added five-tenths of one percentage point to the third quarter growth rate. The weaker U.S dollar increased worldwide sales by 3.9 percent, while selling prices decreased sales by three-tenths of one percent.

In the United States, net sales totaled $1.987 billion, up 3.7 percent from the same period last year. Volumes increased 3.6 percent, with 1.5 percentage points of this growth coming from acquisitions. The Consumer and Office; Health Care; Safety, Security and Protection Services; Display and Graphics; and Transportation businesses all posted volume growth. Selling prices were up one-tenth of one percent.

International net sales totaled $2.629 billion, an increase of 18.0 percent from the same period last year. Volumes increased 11.5 percent, which included 2.4 percentage points of growth from acquisitions. In the Asia Pacific area, volumes increased over 22 percent. Asia Pacific growth was strongest in Display and Graphics, but all businesses posted positive volume growth. Volume increased 14 percent in Japan and 29 percent in the rest of the Asia Pacific area. In Latin America, volumes increased 21.2 percent, benefiting from the acquisition in December 2002 of Corning

Precision Lens, Inc.  Acquisitions increased growth in Latin America by
17.4 percent. In Europe, volumes increased nine-tenths of one percent. Although 3M experienced growth in many of its European businesses, general economic conditions still remain soft overall in Western Europe. Selling prices decreased international sales by seven-tenths of one percent. Currency effects increased international sales by 7.2 percent, driven by positive currency translation of 10.7 percent in Europe and 4.1 percent in the Asia Pacific area.

Costs:
Cost of sales was 50.3 percent of sales, down about seven-tenths of one percentage point from the same period last year. Gross margins were positively impacted by Six Sigma and other projects aimed at improving
manufacturing throughput, yield and productivity.   3M's global sourcing
initiative has helped mitigate the impact of raw material cost increases. Raw material costs were relatively flat compared to the same period last year. The termination of the Eli Lilly agreement increased gross margins by two-tenths of one percentage point. The company continues to see a positive benefit from mix as 3M's highest margin businesses continue to grow. Cost of sales includes manufacturing, engineering and freight costs.

Selling, general and administrative (SG&A) expenses were 21.5 percent of sales, down five-tenths of one percentage point from the same period last year. 3M's continued efforts in Six Sigma, indirect cost management and lower headcount levels helped to reduce SG&A as a percent of sales. SG&A dollar expenses were $81 million higher than in the same period last year, an increase of 8.9 percent, partially due to the negative impact of currency translation.

During the third quarter of 2003, research, development and related expenses totaled $270 million, up about 2 percent from the same period last year.

Operating income:
Operating income was 22.3 percent of sales, compared with 20.6 percent in the same period last year. This margin improvement was driven by higher sales and increased productivity. Also, the termination of an agreement with Eli Lilly added about three-tenths of one percentage point to operating margins in the third quarter. Third quarter 2003 results included costs associated with additional employment reduction actions to realign the Electro and Communications business down to three divisions to provide better alignment with the market environment and a sharper focus on key customers.

Interest expense and income:
Third quarter interest expense was $22 million, $3 million higher than in the same period last year. The increase reflected higher average debt levels and a smaller benefit for capitalized interest (related to lower capital spending and lower interest rates), with a partial offset due to lower interest rates on debt. Interest income was $6 million, compared with $9 million in the same period last year, impacted by lower interest rates.

Provision for income taxes:
The worldwide effective income tax rate for the third quarter of 2003 was
33.4 percent, up from 32.5 percent in the same period last year and 32.1 percent for total year 2002. The company expects a rate of 33.0 percent in the fourth quarter of 2003. Income taxes associated with repatriating cash from outside the United States negatively impacted the 2003 rate.

Minority interest:
Minority interest expense for the third quarter of 2003 was $12 million, compared with $22 million in the same period last year. The decrease primarily related to a decrease in minority interest ownership related to the purchase of an additional 25 percent of the shares of Sumitomo 3M Limited (a Japanese company) in January 2003, and the purchase of the minority interest shares of 3M Inter-Unitek GmbH (a German company) in December 2002.

Net income:
Net income for the third quarter of 2003 totaled $663 million, or $.83 per diluted share, compared with $545 million, or $.69 per diluted share, in the same period last year. The company estimates that currency effects increased net income for the third quarter of 2003 by about $12 million. This estimate includes the effect of translating profits from local currencies into U.S. dollars; the impact of currency fluctuations on the transfer of goods between 3M entities and with third parties; and transaction gains and losses, including derivative instruments designed to reduce exchange rate risks. These derivative instruments and other transaction impacts decreased net income by an estimated $10 million in the third quarter of 2003.

First Nine Months
------------------

Overview:
Sales in the first nine months of 2003 were $13.514 billion, up 10.8 percent from the same period last year. Sales benefited from an increase in volumes and favorable currency translation, with six of 3M's seven business segments achieving growth in worldwide volume. Net income totaled $1.784 billion, or $2.25 per diluted share, in the first nine months of 2003, versus $1.463 billion, or $1.85 per diluted share, in the same period last year. 3M's five corporate initiatives, aimed at improving organic growth, productivity and cash flow, continue to contribute to improved results.

Special items:
During the first quarter of 2003, 3M recorded pre-tax charges of $93 million ($58 million after-tax, or $.07 per diluted share) related to an adverse ruling in a lawsuit filed against 3M in 1997 by LePage's Inc. The pre-tax charge of $93 million has been classified as "Other expense" within operating income.

During the first six months of 2002, under its 2001/2002 corporate restructuring plan, 3M incurred pre-tax charges of $202 million ($108 million after-tax and minority interest, or $0.14 per diluted share) related to employee separation costs, accelerated depreciation charges and other exit activities. These charges have been classified as a component of cost of sales ($121 million), selling, general and administrative expenses ($77 million), and research and development expenses ($4 million).

Net Sales:

----------------------------------------------------------------
Components of Net Sales Change
First Nine Months 2003
                              Worldwide     U.S.  International
----------------------------------------------------------------
Volume - core                    4.3%       0.7        7.3%
Volume - acquisitions            1.9        1.7        2.2
----------------------------------------------------------------
Volume - total                   6.2        2.4        9.5
Price                           (0.1)      (0.2)      (0.1)
Translation                      4.7         --        8.7
----------------------------------------------------------------
Total                           10.8%       2.2%      18.1%
----------------------------------------------------------------

Worldwide sales for the first nine months of 2003 totaled $13.514 billion, up 10.8 percent from the same period last year. Core volume increased 4.3 percent, with acquisitions increasing growth by 1.9 percent. Currency translation increased sales by 4.7 percent.

In the United States, sales for the first nine months of 2003 totaled $5.712 billion, an increase of 2.2 percent from the same period last year. This growth was driven by acquisitions, which increased sales by 1.7 percent. Pricing decreased sales in the United States by two-tenths of one percent.

International sales for the first nine months of 2003 totaled $7.802 billion, up 18.1 percent from the same period last year. Core volume increased 7.3 percent. Acquisitions increased international sales by 2.2 percent. In the Asia Pacific area, volumes increased 19.8 percent. All business segments experienced positive growth in Asia Pacific, with five of seven segments posting double-digit sales growth. In Latin America, volumes increased 16.0 percent, benefiting from the December 2002 acquisition of Corning Precision Lens, Inc. In Europe, volumes increased two-tenths of one percent. Selling prices decreased international sales by one-tenth of one percent. Currency effects increased international sales by 8.7 percent, driven by positive currency translation of 15.4 percent in Europe and 5.5 percent in the Asia Pacific area. Currency translation negatively impacted sales in Latin America by 10.4 percent.

Costs:
Cost of sales was 50.8 percent of sales in the first nine months of 2003, down from 52.3 percent in the same period last year. Gross margins were positively impacted by Six Sigma and other projects aimed at improving
manufacturing throughput, yield and productivity.   3M's global sourcing
initiative has helped mitigate the impact of raw material cost increases. 3M's raw material costs were relatively flat compared to the first nine months of 2002. Corporate restructuring charges in the first six months of 2002 (totaling $121 million) negatively impacted cost of sales. Cost of sales includes manufacturing, engineering and freight costs.

Selling, general and administrative (SG&A) expenses were 22.0 percent of sales in the first nine months of 2003, down from 22.7 percent of sales in the same period last year. SG&A expenses for the first nine months of 2002 include a charge of $77 million relating to the corporate restructuring plan. Excluding these 2002 charges, SG&A for the first nine months of 2003 was flat as a percent of sales compared to the same period last year. SG&A expenses were $213 million higher than in the same period last year, an increase of 7.7 percent. This increase in SG&A dollar spending reflects the impacts of currency translation, as well as increased advertising and merchandising spending.

Research, development and related expenses totaled $816 million for the first nine months of 2003, up 2.4 percent from the same period last year.

Operating income:
Operating income was 20.5 percent of sales, compared with 18.5 percent in the same period last year. This margin improvement was driven by higher sales and increased productivity. The first nine months of 2003 included a $93 million loss related to an adverse ruling associated with a lawsuit filed by LePage's Inc. The first nine months of 2002 included $202 million of charges related to the corporate restructuring plan.

Interest expense and income:
Interest expense in the first nine months of 2003 was $69 million, $11 million higher than in the same period last year. The increase reflected higher average debt levels and a lower benefit for capitalized interest (related to lower capital spending and lower interest rates), with a partial offset due to lower interest rates on debt. Interest income was $17 million, compared with $27 million in the same period last year, impacted by lower interest rates.

Provision for income taxes:
The worldwide effective income tax rate for the first nine months of 2003 was 33.0 percent, up from 32.0 percent in the same period last year and
32.1 percent for total year 2002. Income taxes associated with repatriating cash from outside the United States negatively impacted the 2003 rate.

Minority interest:
Minority interest expense was $38 million, compared with $45 million in the same period last year. This primarily related to a decrease in minority interest ownership related to the purchase of an additional 25 percent of the shares of Sumitomo 3M Limited in January 2003, and the purchase of the minority interest shares of 3M Inter-Unitek GmbH in December 2002. In the first nine months of 2002, primarily in the second quarter, Sumitomo 3M Limited profitability was negatively impacted by the corporate restructuring plan.

Net income:
Net income for the first nine months of 2003 totaled $1.784 billion, or $2.25 per diluted share, compared with $1.463 billion, or $1.85 per diluted share, in the same period last year. The company estimates that currency effects increased net income for the first nine months of 2003 by about $42 million. This estimate includes the effect of translating profits from local currencies into U.S. dollars; the impact of currency fluctuations on the transfer of goods between 3M entities and with third parties; and transaction gains and losses, including derivative instruments designed to reduce exchange rate risks. These derivative instruments and other transaction impacts decreased net income by an estimated $58 million in the first nine months of 2003.

Accounting pronouncements:
Information regarding accounting pronouncements is included in Note 1 to the Consolidated Financial Statements.

RESTRUCTURING
Restructuring program actions related to the 2001/2002 corporate restructuring program were substantially completed by June 30, 2002. The company estimates incremental savings under this plan of approximately $100 million on a pre-tax basis in 2003, primarily in the first half.
The majority of the savings will be from reduced employee costs.
Selected information related to the restructuring follows.

-----------------------------------------------------------------------
RESTRUCTURING                Employee
                            Severance
                               and      Accelerated
(Millions)                   Benefits   Depreciation    Other    Total
-----------------------------------------------------------------------
Charges
  Year 2001 charges              $472           $ 80     $ 17     $569
  First quarter 2002 charges       24             26        4       54
  Second quarter 2002 charges      87             21       40      148
-----------------------------------------------------------------------
    Total charges                $583           $127     $ 61     $771
-----------------------------------------------------------------------

-----------------------------------------------------------------------
Current liability at
  December 31, 2000              $ --           $ --     $ --     $ --
-----------------------------------------------------------------------

 2001 Charges                     472             80       17      569
 2001 Cash payments              (155)            --       (4)    (159)
 2001 Non-cash and long-term
  portion of liability           (132)           (80)      --     (212)

-----------------------------------------------------------------------
Current liability at
  December 31, 2001              $185           $ --      $13     $198
-----------------------------------------------------------------------

 2002 Charges                     111             47       44      202
 2002 Cash payments              (267)            --      (39)    (306)
 2002 Reclassification from
  long-term portion of liability   47             --       --       47
 2002 Non-cash and long-term
  portion of liability            (46)           (47)      --      (93)

-----------------------------------------------------------------------
Current liability at
  December 31, 2002              $ 30           $ --     $ 18     $ 48
-----------------------------------------------------------------------

First quarter 2003
  cash payments                   (22)            --       (8)     (30)
Second quarter 2003
  cash payments                    (2)            --       (4)      (6)
Third quarter 2003
  cash payments                    (3)            --       (1)      (4)

-----------------------------------------------------------------------
Current liability at
  September 30, 2003             $  3           $ --     $  5     $  8
-----------------------------------------------------------------------

PERFORMANCE BY BUSINESS SEGMENT
Following is a discussion of the global operating results of the company's seven business segments in the third quarter and first nine months of 2003 compared with the same periods last year. As discussed in Note 11 to the Consolidated Financial Statements, 3M realigned its business segments and began reporting under this new structure effective January 1, 2003. With the exception of the Electro and Communications business segment, all of the segments showed sales growth in both the third quarter and the first nine months of 2003. All businesses benefited from the corporate initiatives, which are designed to drive improvement in sales growth, productivity and cash flow.

In the Health Care business segment, volumes grew 6.8 percent in the third quarter of 2003 and 5.7 percent in the first nine months of 2003 compared with the same periods last year. Virtually all of the businesses in the Health Care segment posted volume growth in the third quarter and first nine months of 2003, with the largest dollar growth in the medical business. The accelerated revenue recognition associated with the Eli Lilly agreement termination accounted for 2.3 percentage points of the Health Care revenue growth rate for the quarter. Operating income in Health Care increased by 21.4 percent in the third quarter of 2003, with 9 percentage points of this growth attributable to the Eli Lilly transaction. Operating income for the first nine months of 2003 increased
17.7 percent, with about 3 percentage points of this growth attributable to the Eli Lilly transaction.

In September 2001, 3M signed an agreement with Eli Lilly and Company to collaborate on resiquimod, a potential treatment for genital herpes. In the third quarter of 2003, 3M and Eli Lilly reached a final agreement to return control of resiquimod to 3M. Upon termination of the agreement, 3M recognized the remaining revenue (with deferral of some immaterial remaining obligations). This acceleration of revenue provided a benefit to revenue and operating income of approximately $20 million in the third quarter of 2003. 3M continues to evaluate its strategic options with respect to this potential treatment.

IVAX Corporation has agreed to assume exclusive rights to 3M's branded health care respiratory products, together with related marketing and sales personnel, in nine European countries. The agreement covers QVAR brand (beclomethasone dipropionate HFA) Inhalation Aerosol, a "maintenance" medication used to prevent asthma attacks, and also covers Airomir brand (albuterol sulfate) Inhaler, a "rescue" medication used to relieve acute asthma symptoms. 3M will continue to manufacture and supply these products to IVAX. Because this agreement was completed on October 1, 2003, there was no material impact on results for the first nine months of 2003 related to this transaction.

In the Industrial business segment, volumes were basically flat in the third quarter of 2003 and increased 1.3 percent in the first nine months of 2003. Core volumes remain sluggish, especially in the United States and Europe, with Asia Pacific continuing to grow. Operating income in Industrial decreased about 11.5 percent in the third quarter of 2003 and decreased about 6 percent in the first nine months of 2003. This decrease in profitability was driven by lower factory production.

In the Consumer and Office business segment, volumes increased 5.0 percent in the third quarter and 3.9 percent for the first nine months of 2003.
In the third quarter of 2003, U.S. volume growth exceeded 8 percent, while international was down versus the same period last year. Operating income in Consumer and Office increased about 6 percent in the third quarter of 2003 and increased nearly 4 percent during the first nine months of 2003.

In the Display and Graphics business segment, volumes increased over 30 percent in the third quarter of 2003 and more than 25 percent in the first nine months of 2003, with the December 2002 Corning Precision Lens, Inc. acquisition adding about 12 percentage points of growth in the third quarter of 2003 and 11 percentage points of growth in the first nine months of 2003. Core volume growth and operating income growth in both the third quarter and first nine months of 2003 were led by the Optical Systems business. Operating income in Display and Graphics increased nearly 78 percent in the third quarter of 2003 and nearly 59 percent in the first nine months of 2003, reflecting the leverage in this business.

In the Electro and Communications business segment, volumes declined 2.6 percent in the third quarter of 2003 and 4.9 percent in the first nine months of 2003. This volume decrease reflects continuing weakness in the global telecommunications industry. Operating income of the Electro and Communications business segment declined about 1 percent in the third quarter and declined about 7 percent in the first nine months of 2003, largely due to lower sales. In the third quarter of 2003, 3M took additional employment reduction actions to realign this business down to three divisions to provide better alignment with the market environment and a sharper focus on key customers.

In the Safety, Security and Protection Services business segment, volumes increased 9.3 percent in the third quarter of 2003 and 8.5 percent in the first nine months of 2003. This volume increase was led by continued strong demand for 3M's respiratory protection products, as well as positive volume growth in several other parts of this business. Operating income in this business segment increased by about 25 percent in the third quarter of 2003 and by about 30 percent for the first nine months of 2003.

In the Transportation business segment, volumes increased 3.9 percent in the third quarter of 2003 and 4.3 percent in the first nine months of 2003. Operating income increased more than 20 percent in the third quarter of 2003, with approximately 7 percentage points of this growth attributable to the sale of 3M's 50 percent ownership interest in the Durel joint venture (announced on September 30, 2003). Operating income increased about 19 percent in the first nine months of 2003.

FINANCIAL CONDITION AND LIQUIDITY
The company's financial condition and liquidity remain strong. Various assets and liabilities, including cash and short-term debt, can fluctuate significantly from month to month depending on short-term liquidity needs. Working capital (defined as current assets minus current liabilities) totaled $2.374 billion at September 30, 2003, increasing $772 million from December 31, 2002. This increase was largely related to an increase in cash and other current assets, with the increase in other current assets primarily due to the reclassification of certain insurance receivables from long-term to current, and increases in various prepaid items and deferred taxes.

The accounts receivable turnover index (defined as quarterly net sales divided by ending accounts receivable, multiplied by 4) totaled 6.62 at September 30, 2003, an improvement from 6.55 at December 31, 2002, and from 6.41 at September 30, 2002. The inventory turnover index (defined as quarterly factory cost divided by ending inventory, multiplied by 4) was
4.73 at September 30, 2003, an improvement from 4.17 at December 31, 2002, and 4.15 at September 30, 2002.

Net cash provided by operating activities totaled $2.507 billion in the first nine months of 2003, an increase of $514 million from the same period last year, driven by higher net income, lower pension contributions and tax timing benefits. Corporate restructuring-related cash payments made by 3M totaled $40 million in the first nine months of 2003, compared with $298 million in the same period last year. Restructuring-related cash payments made by 3M related to the 2001 corporate restructuring plan are not expected to be significant in the future.

3M made a voluntary, special contribution of $600 million to its U.S. qualified pension plan in the third quarter of 2003, compared with a voluntary contribution of $789 million in the third quarter of 2002. Future contributions will depend on market conditions, interest rates and other factors. 3M believes its strong cash flow and balance sheet will allow it to fund future pension needs without compromising growth opportunities.

As indicated in its year-end 2002 disclosures, 3M's U.S. qualified pension plan assets in 2002 were below 3M's accumulated benefit obligation (ABO) for its plans. 3M's pension measurement date for its United States employee benefit plans is September 30. While 3M's pension plan assets declined in 2002 due to equity market weakness, a rebound occurred in 2003 as actual U.S. plan asset returns exceeded 18 percent and anticipated future U.S. plan asset returns were maintained at 9 percent. However, 3M's pension liabilities and benefit payments have continued to grow, primarily due to declining interest rates which reduced the U.S. discount rate in 2002 to 6.75 percent and continued to reduce the U.S. discount rate further in 2003 to 6.00 percent. The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year. On a global basis, the company expects an increase in its total year 2004 pension expense of approximately 13 to 14 cents per diluted share.

3M currently anticipates that, for 2003, its U.S. qualified pension plan assets will also be below 3M's accumulated benefit obligation (ABO) for these plans. Accounting rules require that, if ABO exceeds the fair value of pension plan assets, the employer must recognize a liability that is at least equal to the unfunded ABO. In the fourth quarter of 2002, 3M recorded a minimum pension liability adjustment within other comprehensive income of approximately $1 billion (net of tax). Other comprehensive income is a term that captures certain items excluded from net income, such as changes in cumulative translation, unrealized gains or losses related to debt and equity securities, as well as additional pension liabilities not yet recognized in the Consolidated Statement of

Income as part of net pension cost. In the fourth quarter of 2003, 3M anticipates recording an additional minimum pension liability adjustment within other comprehensive income of $200 million to $250 million (net of tax) related to its U.S. qualified pension plan. The exact amount will not be known until the company finalizes its worldwide pension plan actuarial analysis. In future years, if 3M's pension plan is fully funded on an ABO basis, the company would reverse the minimum pension liability balance in other comprehensive income to an asset account.

There were several developments in legal proceedings during the first nine months of 2003. As discussed earlier, in the first quarter of 2003, the company recorded a $93 million pre-tax charge related to an adverse ruling associated with a lawsuit filed against 3M in 1997 by LePage's
Inc. At the end of the first quarter of 2003, the company also increased its respirator mask/asbestos liabilities by $100 million and its related insurance receivables by $94 million, resulting in $6 million of pre-tax expense being recorded. In the third quarter of 2003, the company increased its respirator mask/asbestos liabilities by $20 million and its related insurance receivables by $16 million, resulting in $4 million of pre-tax expense being recorded. Also, in the third quarter of 2003, the breast implant liability was increased by $15 million and the related receivable by $13.5 million, resulting in $1.5 million of pre-tax expense being recorded. Because of the time delay between payment of claims and receipt of insurance reimbursements, the September 30, 2003, amounts for both breast implant and respirator mask/asbestos liabilities are less than expected insurance recoveries. Thus, the expected net inflow of cash will increase future cash flows. For a more detailed discussion of these and other legal proceedings, refer to Part II, Item 1, Legal Proceedings, of this Quarterly Report on Form 10-Q and 3M's first and second quarter 2003 Form 10-Q's.

Cash used in investing activities totaled $736 million in the first nine months of 2003, compared with $566 million in the same period last year. Capital expenditures for the first nine months of 2003 were $416 million, a decrease of $114 million from the same period last year. Capital expenditures are expected to total approximately $650 million to $700 million for total year 2003, compared with $763 million for total year 2002. Two of the company's corporate initiatives are helping to drive lower capital expenditures. Six Sigma discipline helps improve utilization of existing assets and refines our process of determining new capacity needs. In addition, through our sourcing initiative, 3M can procure plant and equipment on more favorable terms than in the past.

Cash used for acquisitions of businesses totaled $428 million in the first nine months of 2003, with $377 million related to the purchase of an additional 25 percent ownership in Sumitomo 3M Limited. The company is actively considering additional acquisitions. Proceeds from the sale of investments include $26 million of cash received in the third quarter of 2003 related to the sale of 3M's 50 percent ownership in Durel to Rogers Corporation.

Financing activities in the first nine months of 2003 for both short-term and long-term debt included net cash outflows of $372 million, compared with net cash inflows of $18 million in the same period last year. The cash flow decrease in net short-term debt of $204 million includes the portion of short-term debt with original maturities of 90 days or less. Repayment of other debt of $615 million includes $366 million of commercial paper having original maturities greater than 90 days and the repayment of a $100 million medium term note and a $140 million Japanese Yen eurobond. Proceeds from other debt of $447 million primarily related to commercial paper having original maturities greater than 90 days.

Total debt as shown on the Consolidated Balance Sheet decreased $384 million from December 31, 2002. As of September 30, 2003, total debt was
28.5 percent of total capital, down from 36 percent as of December 31, 2002. The company believes its strong credit rating and its strong cash flows provide ready and ample access to funds in the global capital markets. The company's available short-term lines of credit facilities have not materially changed since December 31, 2002. In March 2003, the company completed its annual renewal of $565 million of certain short-term lines of credit. While the previous agreement called for repayment of debt based on ratings triggers, the new agreement has a covenant that states that 3M is not to exceed a funded debt to capital limit of 60 percent (capital defined as funded debt plus stockholders' equity).

Treasury stock repurchases for the first nine months of 2003 were $394 million, compared with $813 million in the same period last year. The company repurchased about 6 million shares of common stock in the first nine months of 2003, compared with about 13.7 million shares in the same period last year. In November 2001, the Board of Directors authorized the repurchase of up to $2.5 billion of the company's stock between January 1,
2002 and December 31, 2003.   As of September 30, 2003, about $1.2 billion
remained authorized for repurchase. On November 10, 2003, the Board of Directors authorized the repurchase of up to $1.5 billion of the company's common stock between January 1, 2004 and December 31, 2004. Stock repurchases are made to support the company's stock-based employee compensation plans and for other corporate purposes.

Cash dividends paid to shareholders totaled $775 million in the first nine months of 2003, compared with $725 million in the same period last year. In February 2003, the quarterly dividend was increased by 6.5 percent to 33 cents per share, marking the 45th consecutive annual dividend increase for 3M.

Included in the financing section of the Consolidated Statement of Cash Flows is $19 million classified as "Other - net". This category represents changes in cash overdraft balances and principal payments for capital leases.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the context of Item 3, market risk refers to the risk of loss arising from adverse changes in financial and derivative instrument market rates and prices, such as fluctuations in interest rates and currency exchange rates. For a discussion of sensitivity analysis related to these types of market risks, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in 3M's Annual Report on Form 10-K for the year ended December 31, 2002, and its Current Report on Form 8-K dated May 23, 2003 (which updated 3M's 2002 Annual Report on Form 10-K). The company believes that there have been no material changes in these market risks since year-end 2002.

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

b. There was no significant change in the company's internal controls over financial reporting that occurred during the company's most recently completed fiscal quarter, that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

                      3M Company and Subsidiaries
                      PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

A description of the significant legal proceedings in which the company is involved, both in general and with respect to specific matters, is contained in the company's Annual Report on Form 10-K for the period ended December 31, 2002, the company's Current Report on Form 8-K dated May 23, 2003 (which updated the company's 2002 Annual Report on Form 10-
K), and the company's Quarterly Reports on Form 10-Q for the periods ended March 31, 2003 and June 30, 2003 (collectively the "Reports"). This section describes significant developments since the preparation of the Reports and should be read with reference to them. Unless specifically indicated, all previously reported matters remain pending. Where no estimate of the amount of a possible loss or range of loss is noted with respect to a pending matter, the Company is unable to make such an estimate at this time.

Breast Implant Insurance Recovery and Related Litigation
---------------------------------------------------------
As previously reported, the Minnesota Supreme Court ruled in favor of 3M in litigation with its insurers over insurance coverage for breast implant claims on August 21, 2003. The court's ruling confirms insurance coverage owed to 3M by 29 insurers remaining in the case and holds that these insurers are liable up to the limits of their respective policies. The Minnesota Supreme Court denied the insurers' petition for rehearing on September 29, 2003. This ruling and the denial of the insurers' petition essentially conclude the nine-year litigation between 3M and these insurers, although subsequent proceedings to effectuate the ruling are expected. 3M expects to collect approximately $250 million from these insurers as a result of this decision. This event will not impact 3M's earnings, as the amount received will offset a portion of a previously recorded insurance receivable.

A hearing was conducted in September, 2003 in the arbitration proceeding in London, England, brought by the company to recover insurance coverage for some of its breast implant liability and costs from certain claims-made insurance carriers. The company expects a decision on whether coverage exists from the arbitration panel in the first half of 2004. If the panel decides the coverage question in the company's favor, it will then determine the amount, if any, of coverage in a subsequent proceeding.

The company increased its accrued liabilities related to the company's best estimate of probable future contributions to the Revised Settlement Program (and legal expenses in connection with the insurance recovery actions in St. Paul and London) by $15 million in the third quarter (with a corresponding increase of $13.5 million in receivables for the probable amount of insurance recoveries, raising that receivable to $338 million).

On September 15, 2003 a 3-judge panel of the U. S. Court of Appeals for the Eleventh Circuit reversed, in part, the dismissal of a lawsuit by the United States seeking reimbursement of the cost of medical treatment provided to certain women with breast implants from the company and other breast implant manufacturers, and remanded the case to the District Court for further proceedings. 3M and the other defendants intend to file a petition asking the Eleventh Circuit for a rehearing of the appeal by the full court.

Antitrust Litigation
---------------------
The Supreme Court on October 6, 2003 invited the Solicitor General to express the views of the United States on the Company's pending request that the Supreme Court agree to hear an appeal from the Third Circuit's ruling of March 26, 2003 affirming a trial verdict against the company in favor of LePage's. The Supreme Court is not expected to act on the company's petition to review the Third Circuit's ruling until after the government files its brief with the Court. As previously reported, certain tape purchasers filed seven purported class actions against the company in the aftermath of the LePage's verdict and appellate ruling, two of which were filed in August of 2003 - one filed in the Circuit Court of Davidson County, Tennessee and the second filed in the Superior Court of Passaic County, New Jersey. The company moved to dismiss both cases.

Respirator Mask/Asbestos Litigation
------------------------------------
As of September 30, 2003, the company is a named defendant, typically with multiple co-defendants, in numerous lawsuits in various courts that purport to assert claims by approximately 84,500 individual claimants.

On October 24, 2003, a jury in state court in Orange County, Texas, found the company had no liability whatever to the plaintiff, who sought to recover damages from the company arising from his silicosis, which he claimed to have contracted from occupational exposure to silica despite his purported use of the company's respirator mask equipment at various times. The jury rejected each of the plaintiff's theories of liability against the company.

This is only the fourth mask respirator case to proceed to a jury verdict among the hundreds of thousands of such claims asserted against the company in the past approximately two decades. The company has been absolved of any liability in three of these four cases (including the Orange County case). The single jury verdict adverse to the company returned in Holmes County, Mississippi, as previously reported, is the subject of an appeal now pending in that state's Supreme Court.

The company periodically reexamines its estimate of probable liabilities and associated expenses with respect to its respirator mask and asbestos product claims and makes appropriate adjustments to such estimates based on experience and developments. As previously reported, the company experienced in the first half of 2003 an increase in the number of claims and an increase in the proportion of silica-related claims. The total number of new claimants filing claims against the Company during the third quarter declined somewhat from each of the first two quarters, but the proportion of silica-related claims relative to total claims continued at a rate that is higher than the Company's historical experience. The company believes that much of the increased number of claims filed in 2003 is due to claimants filing claims before recent and anticipated tort reform legislation becomes effective and that many of these newer claims are asserted on behalf of asymptomatic claimants. As a result of the larger caseload and the costs of aggressively defending itself, the company increased its accrued liabilities by $20 million in the third quarter of 2003 to $202 million (with a corresponding increase of $16 million in insurance receivables for the probable amount of insurance recoveries to $373 million). Congress's current active consideration of significant legislative reform at the federal level increases the uncertainty associated with assessment of the Company's likely future liability.

The State of West Virginia, through its Attorney General, filed a complaint against the company and two other manufacturers of respiratory protection products in the Circuit Court of Lincoln County, West Virginia. The complaint seeks substantial but unspecified compensatory damages primarily for reimbursement of the costs allegedly incurred by the State for worker's compensation and healthcare benefits provided to more than 20,000 current or former miners allegedly suffering from silicosis and/or coal miner's pneumoconiosis ("Black Lung disease"). The complaint also seeks unquantified punitive damages. The company believes that the allegations have no merit and is vigorously defending this lawsuit.

Environmental Matters
----------------------
As previously reported, the company has been voluntarily cooperating with ongoing reviews by the U.S. Environmental Protection Agency (EPA) and international agencies of possible environmental and health effects of perfluorooctanyl chemistry. The previously disclosed EPA consent order negotiating process concerning one perfluorooctanyl compound is in progress. The EPA is also considering the addition of one and possibly two perfluorooctanyl compounds to its Integrated Risk Information System, an EPA database that assesses the possible human health effects that may result from exposure to certain compounds. The Centers for Disease Control and Prevention recently identified several perfluorooctanyl compounds and other fluorinated substances, certain of which have been or are produced by the Company, that it plans to include in a future National Report(s) on Human Exposure to Environmental Chemicals.

Several hundred plaintiffs who claim to have lived in the vicinity of the ACME Barrel Company's storage drum reconditioning facility in Chicago filed a lawsuit in the Circuit Court of Cook County, Illinois against 3M and a number of other companies that allegedly were customers of ACME Barrel. The complaint seeks unspecified damages for personal injuries allegedly caused by the plaintiffs' exposure to chemicals migrating from ACME Barrel's drum reconditioning operations. The plaintiffs also assert that a class should be certified on behalf of all persons similarly situated. A separate wrongful death lawsuit was filed in the Circuit Court of Cook County, Illinois against 3M and a number of other companies on behalf of the estate and family of a person who worked at the Cook County Juvenile Detention Center in the vicinity of the ACME Barrel facility. The lawsuit alleges unspecified damages from personal injuries and death allegedly caused by exposure to chemicals migrating from ACME Barrel's drum reconditioning operations. The company is vigorously defending these lawsuits.

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

        (31.1) Certification of the Chief Executive Officer pursuant to
               Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C.
               Section 1350.  Page 40.

        (31.2) Certification of the Chief Financial Officer pursuant to
               Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C.
               Section 1350.  Page 41.

        (32.1) Certification of the Chief Executive Officer pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C.
               Section 1350.  Page 42.

        (32.2) Certification of the Chief Financial Officer pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C.
               Section 1350.  Page 43.

(b) Reports on Form 8-K:
In a Form 8-K dated October 20, 2003, 3M furnished information as indicated below. For the quarter ended September 30, 2003, reports provided on Form 8-K were dated August 21, 2003, August 13, 2003, and July 23, 2003.

The Form 8-K dated October 20, 2003, furnished 3M's earnings press release dated October 20, 2003, which reported 3M's unaudited consolidated financial results for the third quarter of 2003.

The Form 8-K dated August 21, 2003, reported that the Minnesota Supreme Court ruled in favor of 3M in litigation with its insurers over insurance coverage for breast implant claims.

The Form 8-K dated August 13, 2003, reported that 3M's Board of Directors declared a two-for-one split of the company's common stock. The stock split was in the form of a stock dividend distributed on September 29, 2003, to shareholders of record at the close of business on September 22, 2003. 3M's Board of Directors also declared a quarterly cash dividend. 3M's previously announced Q3 and year 2003 earnings outlook was provided on a split-adjusted basis.

The Form 8-K dated July 23, 2003, furnished 3M's earnings press release dated July 21, 2003, which reported 3M's unaudited consolidated financial results for the second quarter of 2003.

None of the other item requirements of Part II of Form 10-Q is applicable to the company for the quarter ended September 30, 2003.

                              SIGNATURE PAGE
          for Form 10-Q for the quarter ended September 30, 2003
-------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          3M Company
                                         ------------
                                         (Registrant)



Date:      November 10, 2003
      ---------------------------

                          /s/ Patrick D. Campbell
                          -------------------------------------------
                           Patrick D. Campbell, Senior Vice President
                           and Chief Financial Officer

                          (Mr. Campbell is the Principal Financial
                           Officer and has been duly authorized to
                           sign on behalf of the registrant.)