Form 10-K
period 2003-12-31
3M CO
filed 2004-03-02
CIK 66740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2003

Commission File Number: 1-3285

3M COMPANY

Delaware (State or other jurisdiction of incorporation or organization)	41-0417775 (IRS Employer Identification No.)
3M Center St. Paul, Minnesota 55144 (Address of principal executive offices)	(651) 733-1110 (Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of each exchange on which registered

Common Stock, Par Value $.01 Per Share	New York Stock Exchange, Inc. Pacific Exchange, Inc. Chicago Stock Exchange, Inc.

Note: The common stock of the Registrant is also traded on the SWX Swiss Exchange.

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]   No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).   Yes [X]   No [  ]

The aggregate market value of voting stock held by nonaffiliates of the Registrant, computed by reference to the closing price and shares outstanding, was approximately $62.0 billion as of January 31, 2004 (approximately $50.5 billion as of June 30, 2003, the last business day of the Registrant’s most recently completed second quarter).

Shares of common stock outstanding at January 31, 2004: 783,623,609.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Company’s definitive proxy statement (to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year end of December 31, 2003) for its annual meeting to be held on May 11, 2004, are incorporated by reference in this Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

This document (excluding exhibits) contains 77 pages.
The table of contents is set forth on page 2.
The exhibit index begins on page 75.

3M COMPANY
ANNUAL REPORT ON FORM 10–K
TABLE OF CONTENTS

PART 1
Item 1. Business.
Item 2. Properties.
Item 3. Legal Proceedings.
Item 4. Submission of Matters to a Vote of Security Holders.
PART II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.
Item 6. Selected Financial Data.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Item 8. Financial Statements and Supplementary Data.
Index to Financial Statements.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Item 9A. Controls and Procedures.
PART III
Item 10. Directors and Executive Officers of the Registrant.
Item 11. Executive Compensation.
Item 12. Security Ownership of Certain Beneficial Owners and Management.
Item 13. Certain Relationships and Related Transactions.
Item 14. Principal Accounting Fees and Services.
PART IV
Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
Index to Exhibits.

3M COMPANY
FORM 10-K
For the Year Ended December 31, 2003
PART I

Item 1. Business.

3M Company, formerly known as Minnesota Mining and Manufacturing Company, was incorporated in 1929 under the laws of the State of Delaware to continue operations begun in 1902. The Board of Directors of Minnesota Mining and Manufacturing Company approved changing the Company’s name to “3M Company” effective April 8, 2002. The MMM ticker symbol remained the same. As used herein, the term “3M” or “Company” includes 3M Company and its subsidiaries unless the context indicates otherwise.

Available Information

The Company files annual reports, quarterly reports, proxy statements and other documents with the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934 (Exchange Act). The public may read and copy any materials that the Company files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers, including the Company, that file electronically with the SEC. The public can obtain any documents that the Company files with the SEC at http://www.sec.gov.

The corporation also makes available free of charge through its website (http://investor.3M.com) the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC.

General

3M is a diversified technology company with a global presence in the following markets: health care; industrial; display and graphics; consumer and office; safety, security and protection services; electronics, telecommunications and electrical; and transportation. 3M is a global enterprise characterized by substantial intercompany cooperation in research, manufacturing and marketing of products.

3M is among the leading manufacturers of products for many of the markets it serves. In all cases, 3M products are subject to direct or indirect competition. Most 3M products involve expertise in product development, manufacturing and marketing, and are subject to competition from products manufactured and sold by other technologically oriented companies.

At December 31, 2003, the Company employed 67,072 people, with 33,329 employed in the United States and 33,743 employed internationally.

Business Segments

In September 2002, 3M announced a strategic realignment of its organization to promote faster growth and a closer focus on its markets and customers. This realignment resulted in seven new reportable business segments compared to the previous structure of six reportable business segments. These structural changes were driven by 3M’s strategic planning process and represent an important step toward better access to larger and faster-growing markets. Executive vice president appointments were effective October 1, 2002, but a three-month transition period was provided to realign the previous organization to the new structure. Internal management reporting for the new reportable business segments commenced January 1, 2003. Segment information for all periods presented has been reclassified to reflect the new segment structure.

Financial information and other disclosures relating to 3M’s business segments and operations in major geographic areas are provided in the Notes to Consolidated Financial Statements. 3M’s seven business segments bring together common or related 3M technologies, enhancing the development of innovative products and services and providing for efficient sharing of business resources. These segments have worldwide responsibility for virtually all 3M product lines. Certain small businesses and staff-sponsored products, as well as various corporate assets and expenses, are not allocated to the business segments.

Health Care Business: The Health Care segment serves markets that include medical, surgical, pharmaceutical, dental and orthodontic, health information systems and personal care. Products provided to these markets include medical and surgical supplies, skin health and infection prevention products, pharmaceuticals, drug delivery systems, dental and orthodontic products, health information systems, microbiology products, and closures for disposable diapers.

In the medical and surgical area, 3M is a supplier of medical tapes, dressings, wound closure products, orthopedic casting materials, electrodes and stethoscopes. In infection prevention, 3M markets a variety of surgical drapes, masks and preps, as well as sterilization assurance equipment. Pharmaceutical products include immune response modifiers, respiratory products and women’s health products. Other products include drug delivery systems, such as metered-dose inhalers, transdermal skin patches and related components. Dental and orthodontic products include restoratives, adhesives, finishing and polishing products, crowns, impression materials, preventive sealants, professional tooth whiteners, prophylaxis and orthodontic appliances. In early 2001, 3M combined its German dental business with ESPE Dental AG, a leading German supplier of crowns, bridges and other dental products. In December 2002, 3M purchased the remaining 43% minority interest of these operations.

In health information systems, 3M develops and markets computer software for hospital coding and data classification, as well as providing related consulting services. 3M provides microbiology products that make it faster and easier for food processors to test the microbiological quality of food. Tape closures for disposable diapers, and reclosable fastening systems and other diaper components help disposable diapers fit better.

Industrial Business: The Industrial segment serves a broad range of industrial markets, from appliance and electronics to paper and packaging and food and beverage. Products include pressure-sensitive tapes, a wide variety of coated and non-woven abrasives, adhesives, specialty materials and supply chain execution software solutions (acquired in early 2004).

Major product lines include vinyl, polyester, foil and specialty industrial tapes and adhesives; Scotch® Masking Tape, Scotch® Filament and Scotch® Packaging Tape; packaging equipment; 3M™ VHB™ Bonding Tapes; conductive, low surface energy, hot melt, spray and structural adhesives; reclosable fasteners; label materials for durable goods; and coated, nonwoven and microstructured surface finishing and grinding abrasives for the industrial market. Other products include fluoroelastomers for seals, tubes and gaskets in engines; engineering fluids; and high-performance fluids used in the manufacture of computer chips, and for electronic cooling and lubricating of computer hard disk drives. In early 2003, 3M acquired 100% of the common shares of Solvay Fluoropolymers, with manufacturing facilities located in Decatur, Alabama. In early 2004, 3M purchased HighJump Software, Inc., a U.S. company that provides supply chain execution software and solutions.

Display and Graphics Business: The Display and Graphics segment serves markets that include electronic display, touch screen, traffic safety and commercial graphics. This segment includes optical film and lens solutions for electronic displays; touch screens and touch monitors; reflective sheeting for transportation safety; and commercial graphics systems.

Optical products include display enhancement films for electronic displays, lens systems for projection televisions, and touch screens and touch monitors. In December 2002, 3M acquired Corning Precision Lens, Inc., a manufacturer of lens systems for projection televisions. This acquisition is part of the optical systems product line. In traffic control materials, 3M provides reflective sheetings used on highway signs, vehicle license plates, construction workzone devices, trucks and other vehicles. Major commercial graphic products include equipment, films, inks and related products used to produce graphics for vehicles and signs.

Consumer and Office Business: The Consumer and Office segment serves markets that include consumer retail, office retail, education, home improvement, building maintenance, food service and other markets. Products in this segment include office supply products, stationery products, construction and home improvement/home care products, protective material products, and visual systems products.

Major consumer and office products include Scotch brand Products like Scotch® Magic™ Tapes, Scotch® Glue Stick and Scotch® Cushioned Mailer; Post-it® Note products, such as Post-it® Flags, Post-it® Memo Pads, Post-it® Labels, and Post-it® Pop-up Notes and Dispensers; home care products, including Scotch-Brite® Scour Pads, Scotch-Brite® Scrub Sponges, Scotch-Brite® Microfiber Cloth products, and O-Cel-O™ Sponges and Scotchgard™ Fabric Protectors; home improvement products, including surface-preparation and wood-finishing materials; Filtrete™ Filters for furnaces and air conditioners; and protective materials for furniture and fabrics. Visual communication products serve the world’s office and education markets with overhead projectors and transparency films, plus equipment and materials for electronic and multimedia presentations.

Safety, Security and Protection Services Business: The Safety, Security and Protection Services segment strives to increase the safety, security and productivity of workers, facilities and systems. This includes respiratory protection products, safety and security products, energy control products, cleaning and protection products for commercial establishments, and roofing granules for asphalt shingles.

This segment’s products include maintenance-free and reusable respirators, electronic surveillance products, films that protect against counterfeiting, and reflective materials that are widely used on apparel, footwear and accessories, enhancing visibility in low-light situations. Other products include spill-control sorbents; Thinsulate™ Insulation and Thinsulate™ Lite Loft™ Insulation; energy control products such as window films; nonwoven abrasive materials for floor maintenance and commercial cleaning; floor matting; and natural and color-coated mineral granules for asphalt shingles. In March 2004, 3M completed the acquisition of Hornell International, a global supplier of personal protective equipment.

Electro and Communications Business: The Electro and Communications segment serves manufacturers of electronic and electrical equipment, as well as the construction and maintenance segments of electric utilities, telecommunications and other industries, with products that speed the delivery of information and ideas, while also reducing costs. Products include electronic and interconnect solutions, microinterconnect systems, telecommunications products and electrical products.

Major electronic and electrical products include packaging and interconnection devices; insulating materials, including pressure-sensitive tapes and resins; and related items. 3M™ Flexible Circuits use electronic packaging and interconnection technology, providing more connections in less space, and are used in inkjet print cartridges, cell phones and electronic devices. This segment serves the world’s telecommunications companies with a wide array of products for fiber-optic and copper-based telecommunications systems.

Transportation Business: The Transportation segment serves markets that include automotive, automotive aftermarket, marine, aerospace and specialty vehicle markets. This segment provides components and products that are used in the manufacture, repair and maintenance of automotive, marine, aircraft and other specialty vehicles.

Major product categories include insulation components, including components for catalytic converters; functional and decorative graphics; corrosion and abrasion resistant films; masking tapes; fasteners and tapes for attaching nameplates, trim, moldings, interior panels and carpeting; coated, nonwoven and microstructured finishing and grinding abrasives; structural adhesives; and other specialty materials.

Distribution

3M products are sold through numerous distribution channels. Products are sold directly to users and through numerous wholesalers, retailers, jobbers, distributors and dealers in a wide variety of trades in many countries around the world. Management believes the confidence of wholesalers, retailers, jobbers, distributors and dealers in 3M and its products, developed through long association with skilled marketing and sales representatives, has contributed significantly to 3M’s position in the marketplace and to its growth. 3M has 197 sales offices worldwide, with 12 in the United States and 185 internationally.

Research, Patents and Raw Materials

Research and product development constitute an important part of 3M’s activities. Products resulting from research and development have been a major driver of 3M’s growth. Research, development and related expenses totaled $1.102 billion in 2003, $1.070 billion in 2002 and $1.084 billion in 2001. Research and development, covering basic scientific research and the application of scientific advances to the development of new and improved products and their uses, totaled $749 million in 2003, $738 million in 2002 and $745 million in 2001. Related expenses primarily include technical support provided to customers for existing products by 3M laboratories.

Consistent with 3M’s corporate reorganization, 3M also realigned its research and development efforts in 2003. This realignment was designed to develop technologies needed for the future, to more closely align technical resources with business priorities, and to shorten the distance between research and development and 3M’s customers. 3M established a single global Corporate Research Laboratory, which brings together more than

600 researchers focused on technology building while also freeing approximately 400 other 3M technical people to directly support the growth of 3M business units.

The Company’s products are sold around the world under various trademarks which are important to the Company. The Company also owns, or holds licenses to use, numerous U.S. and foreign patents. The Company’s research and development activities continuously generate new patents. Patents for individual products extend for varying periods according to the date of patent filing or grant and the legal term of patents in the various countries where patent protection is obtained. The actual protection afforded by a patent, which can vary from country to country, depends upon the type of patent, the scope of its coverage and the availability of legal remedies in the country.

The Company believes that its patents provide an important competitive advantage in many of its businesses. In general, no single patent or group of related patents is in itself essential to the Company as a whole or to any of the Company’s business segments. The importance of patents in the Health Care and Display and Graphics segments is described in “Performance by Business Segment — Health Care Business” and “Display and Graphics Business” in Part II, Item 7, of this Form 10-K.

The Company experienced no significant problems in the purchase of raw materials during 2003, although the Company experienced upward pressure on certain raw material pricing in 2003, which it expects to continue in 2004. It is impossible to predict future shortages of raw materials or the impact any such shortages would have.

Environmental Law Compliance

3M’s manufacturing operations are affected by foreign, national, state and local environmental laws. 3M has made, and plans to continue making, necessary expenditures for compliance with applicable laws. 3M is also involved in remediation actions relating to environmental matters from past operations at certain sites (refer to Part I, Item 3, Legal Proceedings).

Environmental expenditures relating to existing conditions caused by past operations that do not contribute to current or future revenues are expensed. Environmental expenditures for capital projects that contribute to current or future operations generally are capitalized and depreciated over their estimated useful lives.

In 2003, 3M expended about $34 million for capital projects related to protecting the environment. The comparable amount in 2002 was about $21 million. These amounts exclude expenditures for remediation actions relating to existing matters caused by past operations. Capital expenditures for environmental purposes have included pollution control devices — such as wastewater treatment plant improvements, scrubbers, containment structures, solvent recovery units and thermal oxidizers — at new and existing facilities constructed or upgraded in the normal course of business. Consistent with the Company’s policies stressing environmental responsibility, average annual capital expenditures (other than for remediation projects) are presently expected to be about $43 million over the next two years for new or expanded programs to build facilities or modify manufacturing processes to minimize waste and reduce emissions.

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

Name	Age	Present Position	Year Elected to Present Position	Other Positions Held During 1999-2003

W. James McNerney, Jr.	54	Chairman of the Board and Chief Executive Officer	2001	President and CEO, General Electric Aircraft Engines, Cincinnati, Ohio, 1997-2000
Patrick D. Campbell	51	Senior Vice President and Chief Financial Officer	2002	Vice President, Finance, General Motors Europe, Zurich, Switzerland, 2001-2002Executive Director, Investor Relations and Worldwide Benchmarking, General Motors, Detroit, Michigan, 2000-2001Chief Financial Officer, General Motors International, Zurich, Switzerland, 1994-1999
M. Kay Grenz	57	Senior Vice President, Human Resources	2003	Vice President, Human Resources, 1998-2003
Jay V. Ihlenfeld	52	Senior Vice President, Research and Development	2003	Vice President, Research and Development, 2002-2003Executive Vice President, Sumitomo 3M Limited, 2001-2002Division Vice President, Performance Materials Division, 1999-2001General Manager, Performance Materials Division, 1999
Steven J. Landwehr	56	Executive Vice President, Transportation Business	2002	Division Vice President, Automotive Aftermarket Division, 1999-2002General Manager, Automotive Aftermarket Division, 1997-1999
James T. Mahan	57	Senior Vice President, Engineering, Manufacturing and Logistics	2003	Division Vice President, Industrial Adhesives and Tapes Division, 2002-2003Division Vice President, Engineered Adhesives Division, 2001-2002Division Vice President, Bonding Systems Division, 1999-2001General Manager, Bonding Systems Division, 1998-1999
Moe S. Nozari	61	Executive Vice President, Consumer and Office Business	2002	Executive Vice President, Consumer and Office Markets, 1999-2002Group Vice President, Consumer and Office Markets Group, 1996-1999
Frederick J. Palensky	54	Executive Vice President, Safety, Security and Protection Services Business	2002	Executive Vice President, Specialty Material Markets and Corporate Services, 2001-2002Vice President and General Manager 3M ESPE, 2001Division Vice President, Dental Products Division, 1997-2001
David W. Powell	62	Senior Vice President, Marketing	2003	Vice President, Marketing, 1999-2003Division Vice President, Stationery and Office Supplies Division, 1996-1999
Charles Reich	61	Executive Vice President, Health Care Business	2002	Executive Vice President, Electro and Communications Markets, 2001-2002Executive Vice President, Specialty Material Markets and Corporate Services, 1999-2001Group Vice President, Specialty Material Markets Group, 1999

Name	Age	Present Position	Year Elected to Present Position	Other Positions Held During 1999-2003

Brad T. Sauer	44	Executive Vice President, Electro and Communications Business	2002	Executive Director, Six Sigma, 2001-2002Managing Director, 3M Korea Ltd., 1999-2001New Business Development Director, Commercial Graphics Division, 1999General Manager, Medical Solutions Business, Imation Corp., 1997-1999
James B. Stake	51	Executive Vice President, Display and Graphics Business	2002	Division Vice President, Industrial Tape and Specialties Division; and Vice President, Marketing, Industrial Markets, 2002Division Vice President, Industrial Tape and Specialties Division, 2000-2002Division Vice President, Packaging Systems Division, 1999-2000Managing Director, 3M Italy, 1998-1999
Inge G. Thulin	50	Executive Vice President, International Operations	2003	Vice President, Europe and Middle East, 2002-2003Division Vice President, Skin Health Division, 2000-2002General Manager, Skin Health Division, 1999-2000Marketing Operations Director, Skin Health Division, 1998-1999
Harold J. Wiens	57	Executive Vice President, Industrial Business	2002	Executive Vice President, Industrial Markets, 1999-2002Executive Vice President, Industrial and Electro Markets, 1999Executive Vice President, Industrial and Consumer Markets, 1998-1999
Richard F. Ziegler	54	Senior Vice President, Legal Affairs and General Counsel	2003	Partner, Cleary, Gottlieb, Steen and Hamilton, 1983-2002

Item 2. Properties.

3M’s general offices, corporate research laboratories, and certain division laboratories are located in St. Paul, Minnesota. In the United States, 3M has 12 sales offices in 10 states and operates 61 manufacturing facilities in 23 states. Internationally, 3M has 185 sales offices. The Company operates 75 manufacturing and converting facilities in 28 countries outside the United States.

3M owns substantially all of its physical properties. 3M’s physical facilities are highly suitable for the purposes for which they were designed. Because 3M is a global enterprise characterized by substantial intersegment cooperation, properties are often used by multiple business segments.

Item 3. Legal Proceedings.

The Company and some of its subsidiaries are involved in numerous claims and lawsuits, principally in the United States, and regulatory proceedings worldwide. These include various products liability (involving products that the Company now or formerly manufactured and sold), intellectual property, and commercial claims and lawsuits, including those brought under the antitrust laws, and environmental proceedings. The following sections first describe the significant legal proceedings in which the Company is involved, and then describes the liabilities and associated insurance receivables the Company has accrued relating to its significant legal proceedings.

Antitrust Litigation

LePage’s Inc., a transparent tape competitor of 3M, filed a lawsuit against the Company in June 1997 in the United States District Court for the Eastern District of Pennsylvania alleging that certain marketing practices of the Company constituted unlawful monopolization under the antitrust laws. LePage’s obtained a jury verdict of $22.8 million against the Company in 1999 (automatically trebled under the law). In the first quarter of 2003, the United States Court of Appeals for the Third Circuit en banc affirmed the verdict and the Company recorded pre-tax charges of $93 million ($58 million after tax) to reflect this judgment with interest through March 31, 2003, and LePage’s estimate of its attorneys’ fees. 3M petitioned the United States Supreme Court to review the Third Circuit’s ruling.

The Supreme Court on October 6, 2003, invited the Solicitor General to express the views of the United States on the Company’s pending request that the Supreme Court agree to hear its appeal from the Third Circuit’s ruling of March 26, 2003, affirming the trial verdict. The Supreme Court is not expected to act on the Company’s petition to review the Third Circuit’s ruling until after the government files its brief with the Court. Notably, on January 13, 2004, the Supreme Court unanimously dismissed a monopolization claim in Verizon Communications Inc. v. Law Offices of Curtis V. Trinko, LLP. The Company’s petition to review the Third Circuit’s ruling filed in June 2003 alternatively asked the Supreme Court to consider vacating the LePages’ ruling and remanding it for further proceedings to the Court of Appeals if the Supreme Court rejected the monopoly claim in Verizon on grounds applicable to the LePage’s decision.

Following the LePage’s verdict and appellate ruling, certain direct and indirect tape purchasers filed seven purported class actions against the Company in various state and federal courts in California, Florida, Tennessee, New Jersey and Pennsylvania. Of the seven, two cases have been dismissed, one on a motion to dismiss for failure to state a claim and the other on a motion for summary judgment. The summary judgment award is now on appeal and the plaintiff in the dismissed complaint has filed an amended complaint. Of the remaining five cases, two have the Company’s motions to dismiss pending, one has been stayed pending the outcome of the Supreme Court proceedings in LePage’s, one has the Company’s motion to coordinate with the stayed case pending, and one, pending in the federal court in Philadelphia, is in active discovery proceedings, the court having denied the Company’s dismissal motion. The plaintiff’s motion for class certificati on, which the Company has opposed, is currently under consideration by that court.

Breast Implant Insurance Recovery and Related Litigation

The Company and certain other companies were named as defendants in a number of claims and lawsuits alleging damages for personal injuries of various types resulting from breast implants formerly manufactured by the Company or a related company. The vast majority of claims against the Company have been resolved. The Company does not consider its remaining probable liability to be material.

The Minnesota Supreme Court ruled primarily in favor of 3M in litigation with its insurers over insurance coverage for breast implant claims on August 21, 2003. The court’s ruling confirms insurance coverage owed to 3M by 29 insurers remaining in the case and holds that these insurers are liable up to the limits of their respective policies. The Minnesota Supreme Court denied the insurers’ petition for rehearing on September 29, 2003. 3M expects to collect approximately $250 million from these insurers as a result of this decision. This event will not affect 3M’s earnings, as the amount received will offset a portion of a previously recorded insurance receivable. Subsequent proceedings to effectuate the ruling are in progress. As part of these proceedings, the insurers filed in February 2004, motions for partial relief from paying portions of the amounts due under the Minnesota Supreme Court decision. The Company believes it unlikely that such relief will be granted.

A hearing was conducted in September 2003, in the arbitration proceeding in London, England, brought by the Company to recover insurance coverage for some of its breast implant liability and costs from certain claims-made insurance carriers. The Company expects a decision on whether coverage exists from the arbitration panel in the first half of 2004. If the panel decides the coverage question in the Company’s favor, it will then determine the amount, if any, of coverage in a subsequent proceeding expected to occur in the fall of 2004.

On September 15, 2003, a three-judge panel of the U.S. Court of Appeals for the Eleventh Circuit reversed, in part, the dismissal of a lawsuit by the United States against the Company and other defendants seeking reimbursement of the cost of medical treatment under Medicare provided to certain women with breast implants from the Company and other breast implant manufacturers, and remanded the case to the District Court for further proceedings. On December 23, 2003, the U.S. Court of Appeals for the Eleventh Circuit denied the petition for rehearing filed by the defendants and the matter will return to the United States District Court for pretrial discovery and other proceedings. Because relatively few breast implant claimants were eligible for Medicare payments, the Company does not expect any judgment or settlement to be material.

Respirator Mask/Asbestos Litigation

For more than 20 years, the Company has defended and resolved the claims of over 300,000 individual claimants alleging injuries from occupational dust exposures. As of December 31, 2003, the Company is a named defendant, with multiple co-defendants, in numerous lawsuits in various courts that purport to represent approximately 88,700 individual claimants, an increase from the 45,000 individual claimants with actions pending at December 31, 2002. The Company experienced in the first half of 2003 an increase in the number of claims and an increase in the proportion of silica-related claims in contrast to asbestos-related claims (which nonetheless continue to represent the large majority of the total claims). The total number of new claimants filing claims against the Company during the second half of 2003 declined somewhat from the first half, but the proportion of silica-related claims relative to total claims continued at a rate that is higher than the Company’s histo rical experience. The Company believes that much of the increased number of claims filed in 2003 is due to claimants filing claims before recent and anticipated tort reform legislation affecting asbestos-related actions might become effective and that many of these newer claims have been asserted on behalf of asymptomatic claimants.

The vast majority of the lawsuits and claims resolved by and currently pending against the Company allege use of some of the Company’s mask and respirator products and seek damages from the Company and other defendants for alleged personal injury from work-place exposures to asbestos, silica or other occupational dusts, found in products manufactured by other defendants or generally in the workplace. The remaining claimants generally allege personal injury from occupational exposure to asbestos from products previously manufactured by the Company, which are often unspecified, and by other defendants, or occasionally at Company premises.

In many of these lawsuits and claims, the Company is named as a defendant with multiple co-defendants where no product the Company manufactured is involved or where the Company is ultimately determined not to have manufactured the products identified by the plaintiffs. The Company’s vigorous defense of this litigation has resulted in: (i) dismissals of many lawsuits without any payment by the Company; (ii) an average settlement value of less than $1,000 per claimant for all of the claims and lawsuits that the Company has resolved including those dismissed without payment; and (iii) jury verdicts for the Company in four of the five cases tried to verdict.

Of the five cases the Company has taken to trial, two were tried in 2003 and both resulted in the juries exonerating the Company of any liability. One jury verdict involving a single plaintiff was returned on October 24, 2003, in Orange County, Texas, and the other, involving two plaintiffs was returned on December 10, 2003, in Jefferson County, Texas. All three plaintiffs had sought to recover damages from the Company arising from their alleged silicosis, which they claimed to have contracted from occupational exposure to silica despite their purported use of the Company’s respirator mask equipment at various times.

The single jury verdict adverse to the Company was returned in Holmes County, Mississippi in 2001. The plaintiffs in that case claimed that a 3M respirator and mask did not protect them against contracting certain asbestos-related diseases allegedly caused by exposure to asbestos-containing products manufactured by other defendants. Based on the jury’s findings of percentage of fault attributable to each defendant, the Company’s share of the verdict was $22.5 million. The verdict is the subject of an appeal now pending in that state’s Supreme Court.

Plaintiffs have asserted specific dollar claims for damages in approximately 60% of the 9,315 lawsuits that were pending against the Company at the end of 2003 in all jurisdictions. A majority of states restrict or prohibit specifying damages in tort cases such as these, and most of the remaining jurisdictions do not require such specification. In those cases in which plaintiffs choose to assert specific dollar amounts in their complaints, brought in states that permit such pleading, the amounts claimed are typically not meaningful as an indicator of the Company’s potential liability. This is because (a) the amounts claimed typically bear no relation to the extent of the plaintiff’s injury, if any; (b) the complaints nearly always assert claims against multiple defendants with the typical complaint asserting claims against an average of 88 different defendants, the damages alleged are not attributed to individual defendants, and a defendant’s share of liability may tu rn on the law of joint and several liability, which can vary by state, and by the amount of fault a jury allocates to each defendant if a case is ultimately tried before a jury; (c) many cases are filed against the Company even though the plaintiffs did not use any of the Company’s products and, ultimately, are withdrawn or dismissed without any payment; and (d) many cases are brought on behalf of plaintiffs who have not suffered any medical injury, and, ultimately, are resolved without any payment or a payment that is a small fraction of the damages initially claimed. Of the 5,569 pending cases in which purported damage amounts are specified in the complaints, 4,344 cases involve claims of $100,000 or less, 143 cases involve claims between $100,000 and $3 million (8 of these cases also allege punitive damages of $250,000, 1 of them also alleges punitive damages of $1 million, 4 of them also allege punitive damages of $1.5 million, and 57 of them also allege punitive damages of $2.5 million), 69 cases involve claims of $7.5 million, 1,007 cases involve claims of $10 million (1 of these cases also alleges punitive damages of $350,000, 1 of them also alleges punitive damages of $3 million, and 909 of them also allege an equal amount in punitive damages), and 6 cases involve claims of $50 million (all of which also allege punitive damages of $50 million). Some complaints allege that the compensatory and punitive damages are at least the amounts specified. As previously stated, the Company has more than 20 yea rs of experience in defending litigations of this type, has resolved the claims of over 300,000 individuals with a cumulative average settlement amount of less than $1,000 per claimant, and based on this experience and for the other reasons cited, believes that the damage amounts specified in complaints are not a meaningful factor in any assessment of the Company’s potential liability.

The State of West Virginia, through its Attorney General, filed a complaint in 2003 against the Company and two other manufacturers of respiratory protection products in the Circuit Court of Lincoln County, West Virginia. The complaint seeks substantial but unspecified compensatory damages primarily for reimbursement of the costs allegedly incurred by the State for worker’s compensation and healthcare benefits provided to more than 20,000 current or former miners allegedly suffering from silicosis and/or coal miner’s pneumoconiosis (“Black Lung disease”). The complaint also seeks unquantified punitive damages. The Company removed the case to federal court and the State of West Virginia is seeking to remand the case to state court. The Company and the co-defendants have filed a motion to dismiss the case. The Company believes the allegations have no merit and is vigorously defending this lawsuit.

Commercial Matter

The Company has notified Corning Incorporated that the Company seeks compensation for breach of certain representations and warranties contained in the Stock Purchase Agreement between 3M and Corning Incorporated for the acquisition of Corning Precision Lens, Inc. Efforts to resolve the issues under the dispute resolution provisions of the Stock Purchase Agreement are in progress with a current focus on the extent to which the portion of the purchase price held in escrow since the acquisition (about $50 million) should be released to Corning, and the extent of continuing future indemnity obligations of Corning.

Environmental Matters

The Company’s operations are subject to environmental laws and regulations enforceable by foreign, national, state and local authorities, and private parties in the United States and abroad, including those pertaining to air emissions, wastewater discharges, toxic substances, and the handling and disposal of solid and hazardous wastes. These laws and regulations provide, under certain circumstances, a basis for the remediation of contamination, as well as personal injury and property damage claims. The Company has incurred, and will continue to incur, costs and capital expenditures in complying with these laws and regulations, defending personal injury and property damage claims, and modifying its business operations in light of its environmental responsibilities. In its effort to satisfy its environmental responsibilities and comply with environmental laws and regulations, the Company has established, and periodically updates, policies relating to environmental standards of pe rformance for its operations worldwide.

Remediation: Under certain environmental laws, including the United States Comprehensive Environmental Response, Compensation and Liability Act of 1980 and similar state laws, the Company may be jointly and severally liable with other companies for the costs of environmental contamination at current or former facilities and at off-site locations. The Company has identified numerous locations, most of which are in the United States, at which it may have some liability. Refer to the following section, “Accrued Liabilities and Insurance Receivables Related to Legal Proceedings” for more information on this subject.

Regulatory Activities: The Company has been voluntarily cooperating with ongoing reviews by the U.S. Environmental Protection Agency (EPA) and international agencies of possible environmental and health effects of perfluorooctanyl chemistry. The previously disclosed EPA consent order negotiating process to obtain additional information to enable the EPA to further develop a human health risk assessment and identify routes of exposure concerning one perfluorooctanyl compound is in progress. The EPA is developing a draft risk assessment on that compound that will express the EPA’s assessment in terms of the margin of exposure between the levels of that compound that it believes may cause possible adverse health effects in laboratory animals and the levels found in human blood sera in the worldwide population and subgroups. The Company expects that the EPA’s Science Advisory Board will review the draft risk assessment in 2004. As a result of its phase-out decision in May 2000, the Company no longer manufactures perfluorooctanyl compounds except that a subsidiary produces limited quantities of one compound for its own industrial use, and utilizes recycling technology that reduces the demand for new production of that compound on behalf of one customer and is offering to license it to others.

The EPA is also considering the addition of this perfluorooctanyl compound and possibly a second encompassed in the Company’s phase-out decision to its Integrated Risk Information System, an EPA database that reports the EPA’s assessment of the possible human health effects that may result from exposure to certain compounds. The Centers for Disease Control and Prevention recently identified several perfluorooctanyl compounds and other fluorinated substances, certain of which have been or are produced by the Company, that it plans to include in a future National Report(s) on Human Exposure to Environmental Chemicals.

The Company markets its newly reformulated Scotchgard™ replacement products pursuant to a consent agreement with the EPA that requires extensive health and environmental effects testing of the base chemistry underlying such products, most of which has been completed. The EPA has indicated that it plans to prepare a hazard assessment of that health and environmental effects testing in 2004.

The Company cannot predict what regulatory action arising from the foregoing proceedings and activities, if any, may be taken regarding some or all of such compounds or the consequences of any such action.

Litigation: The Company continues to vigorously defend a purported class action lawsuit involving perfluorooctanyl chemistry that was originally filed in 2002 against the Company by a former employee in the Circuit Court of Morgan County, Alabama. The lawsuit seeks unstated compensatory and punitive damages and alleges that the plaintiffs suffered fear, increased risk, and sub clinical injuries from exposure to perfluorooctanyl chemistry at or near the Company’s Decatur, Alabama, manufacturing facility. The complaint also alleges that the Company acted improperly with respect to disclosures to workers concerning such chemistry. The Company is awaiting a decision from the court on the Company’s motion to dismiss the complaint that was heard on December 10, 2003. The Company has pending its motion to dismiss the class action allegations.

In the third quarter of 2003, several hundred plaintiffs who claim to have lived in the vicinity of the ACME Barrel Company’s storage drum reconditioning facility in Chicago filed a lawsuit in the Circuit Court of Cook County, Illinois, against 3M and a number of other companies that allegedly were customers of ACME Barrel. The complaint seeks unspecified damages for personal injuries and death allegedly caused by the plaintiffs’ exposure to chemicals migrating from ACME Barrel’s drum reconditioning operations. The plaintiffs also assert that a class should be certified on behalf of all persons similarly situated. A separate wrongful death lawsuit was filed in the Circuit Court of Cook County, Illinois, against 3M and a number of other companies on behalf of the estate and family of a person who worked at the Cook County Juvenile Detention Center in the vicinity of the ACME Barrel facility. The lawsuit alleges unspecified damages from personal injuries and death alleg edly caused by exposure to chemicals migrating from ACME Barrel’s drum reconditioning operations. The Company is vigorously defending these lawsuits.

Accrued Liabilities and Insurance Receivables Related to Legal Proceedings

The Company complies with the requirements of Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies”, and related guidance, and records liabilities for legal proceedings in those instances where it can reasonably estimate the amount of the loss and where liability is probable. Where the reasonable estimate of the probable loss is a range, the Company records the most likely estimate of the loss, or the low end of the range if there is no one best estimate. The Company either discloses the amount of a possible loss or range of loss in excess of established reserves if estimable, or states that such an estimate cannot be made. For those insured matters where the Company has taken a reserve, the Company also records receivables for the probable amount of insurance that it expects to recover under the Company’s insurance program. For those insured matters where the Company has not taken a reserve because the liability is not probable or t he amount of the liability is not estimable, or both, but where the Company has incurred an expense in defending itself, the Company records receivables for the probable amount of insurance that it expects to recover for the expense incurred. The Company discloses significant legal proceedings even where liability is not probable or the amount of the liability is not estimable, or both, if the Company believes there is at least a reasonable possibility that a loss may be incurred.

Because litigation is subject to inherent uncertainties, and unfavorable rulings or developments could occur, there can be no certainty that the Company may not ultimately incur charges in excess of presently recorded liabilities. A future adverse ruling or unfavorable development could result in future charges that could have a material adverse effect on the Company’s results of operations or cash flows in the period in which they are recorded. The Company currently believes that such future charges, if any, would not have a material adverse effect on the consolidated financial position of the Company, taking into account the significant available insurance coverage for products liability claims. Based on experience and developments in the litigation, the Company periodically reexamines its estimates of probable liabilities and associated expenses and receivables, and whether it is able to estimate a liability previously determined to be not estimable and/or not probable. Wher e appropriate, the Company makes additions to or adjustments of its estimated liabilities. As a result, the current estimates of the potential impact on the Company’s consolidated financial position, results of operations and cash flows for the legal proceedings and claims pending against the Company could change in the future.

The following table shows the major categories of claims for which the Company has been able to estimate its probable liability and for which the Company has taken reserves and the related insurance receivables (if any):

	At December 31

	2003	2002	2001

	(Millions)
Breast implant liabilities	$13	$5	$20
Breast implant receivables	$338	$339	$406

Respirator mask/asbestos liabilities	$289	$161	$156
Respirator mask/asbestos receivables	$448	$264	$223

LePage’s verdict liability	$93	$—	$—

Environmental remediation liabilities	$41	$37	$38
Environmental remediation receivables	$16	$16	$25

For those significant pending legal proceedings that do not appear in the table, the Company has determined that liability is not probable or the amount of the liability is not estimable, or both, and the Company is unable to estimate the possible loss or range of loss at this time. The amounts in the preceding table with respect to breast implant, the LePage’s verdict, and environmental remediation represent the Company’s best estimate of the respective liabilities.

Breast Implant Insurance Receivables — As of December 31, 2003, the Company had receivables for insurance recoveries related to the breast implant matter of $338 million, representing amounts covered by the Minnesota ruling against the insurers but yet to be received (approximately $250 million), amounts sought from insurance carriers in the London arbitration, and other amounts that have been claimed from various re-insurers, the Minnesota Insurance Guaranty Association, and the estates of certain insolvent insurance carriers. Various factors could affect the timing and amount of proceeds to be received under the Company’s various insurance policies, including (i) additional delays in or avoidance of payment by insurers; (ii) the extent to which insurers may become insolvent in the future, and (iii) the outcome of the pending legal proceedings involving the insurers. There can be no absolute assurance that the Company will collect all amounts recorded as being probable of recovery fr om its insurers.

Respirator Mask/Asbestos Liabilities and Insurance Receivables — The Company estimates its respirator mask/asbestos liabilities, both the cost to resolve the claim and defense costs, by examining: (i) the Company’s experience in resolving claims, (ii) apparent trends, (iii) the apparent quality of newly-filed claims (e.g., the Company believes many of the recently filed claims have been asserted on behalf of asymptomatic claimants), (iv) changes in the nature and mix of claims (e.g., the proportion of claims asserting usage of the Company’s mask or respirator products and alleging exposure to each of asbestos, silica or other occupational dusts, and claims pleading use of asbestos-containing products allegedly manufactured by the Company), (v) the number of current claims and an assumption for projection of the number of future asbestos and other claims that may be filed against the Company, (vi) the cost to resolve recently settled claims, and (vii) an estimate of the cost to resolve and defend against current and future claims. Because of the inherent difficulty in projecting claims that have not yet been asserted, particularly with respect to the Company’s respiratory products that themselves did not contain any harmful materials (which makes the various published studies that purport to project future asbestos claims substantially removed from the Company’s principal experience and which themselves vary widely) the Company does not believe that there is any single best estimate of this liability, nor that it can reliably estimate the amount or range of amounts by which the liability may exceed the reserve the Company has established.

The Company’s current estimate of its liabilities and associated expenses for respirator mask/asbestos litigation is based on facts and circumstances existing at this time. Additional developments may occur that could affect the Company’s estimate of its liabilities and associated expenses. These developments include, but are not limited to significant changes in (i) the number of future claims, (ii) the average cost of resolving claims, (iii) the legal costs of defending these claims and in maintaining trial readiness, (iv) changes in the mix and nature of claims received, (v) changes in the law and procedure applicable to these claims, (vi) the financial viability of other co-defendants and insurers, and (vii) other unknown variables. The Company cannot determine the impact of these potential developments on the current estimate of its liabilities and associated expenses. Congress is currently considering legislation that would terminate essentially all litigation relate d to asbestos (but not other occupational dusts) in exchange for substantial annual payments by the defendant companies and their insurers and accordingly such legislation if enacted would bring considerable certainty to the assessment of the Company’s future asbestos-related liability; the Company supports such legislation in principle, although the proposed legislation could cause the Company to record substantial additional liabilities.

As a result of the larger caseload and the costs of aggressively defending itself, the Company made payments of $103 million and increased its reserves in 2003 for the respirator mask/asbestos liabilities by $231 million to $289 million at December 31, 2003. No liability has been recorded for the one respirator mask adverse trial verdict now on appeal to the Mississippi Supreme Court because the Company believes that judgment will be overturned, nor for the pending action brought by the West Virginia Attorney General previously described.

As of December 31, 2003, the Company had receivables for insurance recoveries related to the respirator mask/asbestos litigation of $448 million. The Company increased its receivables in 2003 for insurance recoveries related to respirator mask/asbestos litigation by $205 million and received payments from insurers of $21 million. While the Company has substantial remaining claims-made and occurrence (pre-1986) insurance coverage, future estimates of additional insurance receivables are likely to represent a lower percentage, than in the past, of future estimates of additional liabilities, if any, due to lesser though still significant remaining coverage in the higher layers of the Company’s occurrence (pre-1986) insurance coverage. Various factors could affect the timing and amount of proceeds to be received under the Company’s various insurance policies, including (i) delays in or avoidance of payment by insurers; (ii) the extent to which insurers may become insolven t in the future, and (iii) the outcome of the currently ongoing negotiations and possible future legal proceedings with respect to respirator mask/asbestos liability insurance coverage. There can be no absolute assurance that the Company will collect all amounts recorded as being probable of recovery from its insurers.

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

Environmental Remediation Liabilities and Insurance Receivables — As of December 31, 2003, the Company had recorded liabilities of $41 million for estimated environmental remediation costs based upon an evaluation of currently available facts with respect to each individual site and also recorded related insurance receivables of $16 million. The Company records liabilities for remediation costs on an undiscounted basis when they are probable and reasonably estimable, generally no later than the completion of feasibility studies or the Company’s commitment to a plan of action. Liabilities for estimated costs of environmental remediation are, depending on the site, based primarily upon internal or third-party environmental studies, and estimates as to the number, participation level and financial viability of any other potentially responsible parties, the extent of the contamination and the nature of required remedial actions. The Company adjusts recorded liabilities as further informat ion develops or circumstances change. The Company expects that it will pay the amounts recorded over the periods of remediation for the applicable sites, currently ranging up to 30 years. Amounts expensed for environmental remediation activities were not material at these locations, nor have there been material changes in the recorded liabilities for environmental matters.

It is difficult to estimate the cost of environmental compliance and remediation given the uncertainties regarding the interpretation and enforcement of applicable environmental laws and regulations, the extent of environmental contamination and the existence of alternate cleanup methods. The Company’s current assessment of the probable liabilities and associated expenses related to such environmental matters is based on the facts and circumstances known at this time. Developments may occur that could affect the Company’s assessment, including, but not limited to: (i) changes in the information available regarding the environmental impact of the Company’s operations and products; (ii) changes in environmental regulations or enforcement policies, including efforts to recover natural resource damages; (iii) new and evolving analytical and remediation techniques; (iv) success in allocating liability to other potentially responsible parties; and (v) the financial viability of other potentially responsible parties and third-party indemnitors. The Company cannot determine the impact of these potential developments on the current estimate of its probable liabilities and associated expenses.

Item 4. Submission of Matters to a Vote of Security Holders.

None in the quarter ended December 31, 2003.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

Equity compensation plans information is incorporated by reference from Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management, of this document, and should be considered an integral part of Item 5. At January 31, 2004, there were approximately 125,636 shareholders of record. 3M’s stock is listed on the New York Stock Exchange, Inc. (NYSE), Pacific Exchange, Inc., Chicago Stock Exchange, Inc. and SWX Swiss Exchange. Cash dividends declared and paid totaled $.33 per share for each quarter of 2003, and $.31 per share for each quarter of 2002. All share and per share data has been adjusted to reflect the two-for-one stock split effective with third quarter 2003 reporting. Stock price comparisons follow:

Stock price comparisons (NYSE composite transactions)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year

	(Per share amounts)
2003 High	$67.48	$68.38	$72.85	$85.40	$85.40
2003 Low	59.73	60.26	63.40	69.80	59.73
2002 High	$61.85	$65.30	$65.05	$65.78	$65.78
2002 Low	50.00	56.15	54.10	55.38	50.00

Item 6. Selected Financial Data.

	2003	2002	2001	2000	1999

	(Dollars in millions, except per share amounts)
Years ended December 31:
Net sales	$18,232	$16,332	$16,054	$16,699	$15,723
Income from continuing operations	2,403	1,974	1,430	1,857	1,763
Per share of common stock:
Continuing operations – basic	3.07	2.53	1.81	2.35	2.19
Continuing operations – diluted	3.02	2.50	1.79	2.32	2.17
Cash dividends declared and paid	1.32	1.24	1.20	1.16	1.12
At December 31:
Total assets	$17,600	$15,329	$14,606	$14,522	$13,896
Long-term debt (excluding portion due within one year) and long-term capital lease obligations	1,805	2,142	1,520	971	1,480

All share data has been adjusted to reflect the two-for-one stock split effective with third quarter 2003 reporting. The above income and earnings per share information exclude the cumulative effect of accounting change in 2000 ($75 million, or 9 cents per diluted share) related to a change in the Company’s revenue recognition policies. These policies were consistent with the guidance contained in SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements”.

As discussed in the Notes to Consolidated Financial Statements, 2003 special items reduced operating income by $93 million ($58 million after tax), or 7 cents per diluted share, related to an adverse ruling in a lawsuit filed against 3M in 1997 by LePage’s Inc. 2002 special items reduced operating income by $202 million ($108 million after tax and minority interest), or 13 cents per diluted share, related to charges in connection with 3M’s restructuring plan. 2001 special items reduced operating income by $504 million ($312 million after tax and minority interest), or 39 cents per diluted share, principally related to charges in connection with 3M’s restructuring plan, acquisition-related charges, a reversal of a 1999 litigation accrual, and a net gain related to the sale of available-for-sale equity securities, partially offset by the write-down of available-for-sale equity securities.

2000 special items reduced operating income by $23 million ($15 million after tax), or 2 cents per diluted share, related to charges recorded for the Company’s phase-out of its perfluorooctanyl-based chemistry products, a write-down of certain corporate and unallocated assets, gains related to corporate and unallocated asset dispositions, a gain from the termination of a product distribution agreement in the Health Care segment, and other special items. 1999 includes a net gain of $100 million ($52 million after tax), or 7 cents per diluted share, related to gains on divestitures, litigation expense, an investment valuation adjustment, and a change in estimate that reduced 1998 restructuring charges.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

3M is a diversified global manufacturer, technology innovator and marketer of a wide variety of products. 3M manages its operations in seven operating business segments: Health Care; Industrial; Display and Graphics; Consumer and Office; Safety, Security and Protection Services; Electro and Communications; and Transportation. Despite continued challenging global economic conditions in 2003, particularly in the United States and Europe, 3M made significant progress toward its objective of driving long-term, sustainable improvements in sales, profitability and cash flow. In 2003, 3M reported record net sales of $18.232 billion and record net income of $2.403 billion, or $3.02 per diluted share, compared with net sales of $16.332 billion and net income of $1.974 billion, or $2.50 per diluted share, in 2002. The combination of an 11.6% increase in net sales, including core volume sales growth of 4.7%, and declining operating expenses as a percent of sales, resulted in a 20.4% operating income profit margin. The following table summarizes sales and operating income results in millions by business segment for the years ended December 31.

	2003			2002			2003 vs. 2002 % change

	Net Sales	% of Total	Oper. Income	Net Sales	% of Total	Oper. Income	Net Sales	Oper. Income

Business Segments
Health Care	$3,995	21.9%	$1,027	$3,560	21.8%	$900	12.2%	14.1%
Industrial	3,354	18.4%	458	3,147	19.3%	487	6.6%	(6.1)%
Display and Graphics	2,962	16.2%	885	2,228	13.6%	534	33.0%	65.8%
Consumer and Office	2,607	14.3%	460	2,444	15.0%	448	6.7%	2.5%
Safety, Security and
Protection Services	1,928	10.6%	437	1,686	10.3%	338	14.4%	29.1%
Electro and Communications	1,818	10.0%	255	1,831	11.2%	253	(0.7)%	0.8%
Transportation	1,538	8.4%	389	1,388	8.5%	333	10.8%	16.8%
Corporate and
Unallocated	30	0.2%	(198)	48	0.3%	(247)

Total Company	$18,232	100%	$3,713	$16,332	100%	$3,046	11.6%	21.9%

Sales growth in 2003 was strongest in the Display and Graphics segment and the Safety, Security and Protection Services segment, helped by sales of display enhancement films used in flat panel devices and sales of respirator masks, which benefited from concerns related to Severe Acute Respiratory Syndrome. Sales were also helped by broad-based growth in most of the Health Care segment and growth related to construction and home improvement/home care in the Consumer and Office segment. Electro and Communications was the only segment to report a decrease in sales revenues as the telecommunications industry remained weak in 2003. Refer to the Performance by Business Segment section for a more detailed discussion of the results for the respective segments.

Asia Pacific local currency sales increased 19.8%, with the strongest growth in China and Korea. All seven business segments contributed to this increase. U.S. sales revenue improved 2.1%, with growth in five of the seven segments, but overall growth was held back by the continued softness in the Industrial and Electro and Communications segments. Foreign currency translation positively impacted European sales by 15.3% and

Asia Pacific sales by 6.5%, as the U.S. dollar weakened against these currencies. Refer to the Performance by Geographic Area section for a more detailed discussion of the results for the respective regions.

Operating income in 2003 increased by 21.9% versus 2002, as six of seven business segments posted increases. The combination of solid sales growth, positive benefits from 3M’s corporate initiatives and savings from the last piece of the 2001/2002 corporate restructuring program drove the operating income increase. These initiatives — Six Sigma, Global Sourcing Effectiveness, 3M Acceleration, eProductivity and Indirect Cost Control — contributed over $400 million in aggregate operating income benefits in 2003. Currency impacts, related primarily to the weaker U.S. dollar, boosted 2003 operating income by an estimated $111 million, although the Company absorbed a similar amount of expenses via a series of productivity actions.

3M generated $3.773 billion of operating cash flows in 2003, a $781 million increase over 2002, and ended the year with $1.836 billion of cash and cash equivalents. Cash flow in 2003 was driven by improved net income, working capital improvements and tax timing differences. In 2003, the Company utilized $1.719 billion of cash to repurchase 3M common stock and pay dividends, and contributed $749 million to its pension plans. 3M’s debt to total capital ratio (total capital defined as debt plus equity) as of December 31, 2003, was approximately 27%. 3M has an AA credit rating from Standard & Poor’s and an Aa1 credit rating from Moody’s Investors Service.

In 2004, 3M will continue to focus on improving its top-line growth rate, with primary emphasis on driving higher organic, or core, growth. 3M is looking for broader-based product performance to contribute to its growth, in addition to expected continued growth in optical film products, and will also continue to assess potential acquisitions. Stronger core growth will require both faster growth of existing products/services and successful introduction of new products, including sales of 3M’s immune response modifier pharmaceutical to treat two new indications (superficial basal cell carcinoma and actinic keratosis) once anticipated regulatory approval has been obtained. The Company also is focused on its corporate initiatives to improve productivity and reduce costs. 3M’s corporate initiatives are expected to contribute an additional $400 million to operating income in 2004. Increased pension expense is expected to reduce operating income by approximately $165 million. As in 2003 and 2002, the Company will consider the need for additional contributions to its pension plans. Fluctuations in foreign currency exchange rates may also impact results, although the Company expects to hedge about half of this impact. 3M will also continue, as it has for many years, to incur expenses (insured and uninsured) in managing its litigation and environmental contingencies. By improving organic sales volume growth, driving its costs and productivity initiatives, and making appropriate disciplined acquisitions, 3M expects to achieve solid growth in sales and income for 2004. These forward-looking statements involve risks and uncertainties that could cause results to differ materially from those projected (refer to the forward-looking statements discussion later in Item 7 for discussion of these risks and uncertainties).

INDEX TO MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPEATIONS:

Reference (pages)

Item 7
Stock split	18
Special items	18
Corporate initiatives	18
2001/2002 corporate restructuring program	19
Currency effects	19
Analysis of changes in income statement lines	19
Performance by business segment	21
Performance by geographic area	25
Critical accounting estimates	26
Financial condition and liquidity	28
Financial instruments	33
Forward-looking statements	34
Item 7A
Quantitative and qualitative disclosures about market risk	35

Stock Split:

On August 11, 2003, 3M’s Board of Directors declared a two-for-one split of the Company’s common stock. The stock split was in the form of a stock dividend of one additional share for each share owned by stockholders of record and each share held in treasury as of the close of business on September 22, 2003, and was distributed on September 29, 2003. All share and per share information has been adjusted in the accompanying financial statements and related notes to reflect this split.

Special Items:

Special items represent significant charges or credits that are important to understanding the Company’s ongoing operating results. Special items are not measures recognized under U.S. generally accepted accounting principles. The determination of special items may not be comparable to similarly titled measures used by other companies.

In 2003, 3M recorded pre-tax charges of $93 million ($58 million after-tax, or 7 cents per diluted share) related to an adverse ruling in a lawsuit filed against 3M in 1997 by LePage’s Inc. The pre-tax charge of $93 million has been classified as “Other expense” within operating income. For more detail, refer to the discussion of “Legal Proceedings” in Part I, Item 3 of this document.

In 2002, special items reduced operating income by $202 million and net income by $108 million, or 13 cents per diluted share. These charges principally related to employee severance and benefit costs, accelerated depreciation charges, and other associated exit costs under the Company’s restructuring plan announced in June 2001. These charges are included in cost of sales ($121 million); selling, general and administrative expenses ($77 million); and research, development and related expenses ($4 million). For more detail, refer to the discussion in Note 4 to the Consolidated Financial Statements (2001/2002 Corporate Restructuring Program).

In 2001, special items reduced operating income by $504 million and net income by $312 million, or 39 cents per diluted share. Special items of $569 million, principally related to the Company’s restructuring plan approved in June 2001, were included in cost of sales ($249 million); selling, general and administrative expenses ($300 million); and research, development and related expenses ($20 million). In addition, cost of sales included other special items of $23 million related to acquisition costs. Special items included in the other expense (income) line within operating income in 2001 included $73 million of income due to the reversal of a 1999 litigation accrual related to 3M’s successful appeal in January 2002 in an antitrust case brought by LePage’s Inc. On February 25, 2002, the Third Circuit Court of Appeals vacated its prior ruling and ordered a re-hearing by the full court. For the latest developments, refer to the discussion of “Legal Proceedin gs” in Part I, Item 3 of this document. Also included within the other expense (income) line within operating income is a net gain of $15 million related to the sale of available-for-sale equity securities, partially offset by the write-down of permanently impaired available-for-sale equity securities.

Corporate Initiatives:

In 2003, the Company continued to drive its five corporate initiatives (Six Sigma, Global Sourcing Effectiveness, 3M Acceleration, eProductivity and Indirect Cost Control) aimed at accelerating long-term top-line growth, improving cash flow and lowering its total cost structure. Six Sigma focuses on higher growth, productivity and cash flow. Global Sourcing Effectiveness generates savings by leveraging purchasing economies of scale, aggressively enforcing supply agreements, geographic broadening and e-applications. Through its 3M Acceleration initiative, the Company is driving towards more and better new product ideas and faster, more impactful new product introductions, along with reallocating research and development resources to larger, more global projects. In eProductivity, 3M believes it has a significant opportunity to improve productivity for its customers, suppliers and for 3M itself. Indirect Cost Control focuses on reducing costs not directly associated with products or s ervices. In 2004, the Company estimates its corporate initiatives could contribute an additional $400 million to operating income. There can be no assurance that all of the estimated cost savings from such activities will be realized. Numerous factors may create offsets to these savings, such as the potential for weakness in sales volumes, normal increases in compensation and benefits, and other inflationary pressures. The Company estimates that these initiatives provided a combined benefit to operating income of more than $400 million in 2003, after contributing more than $500 million to operating income in 2002.

2001/2002 Corporate Restructuring Program:

The 2001/2002 corporate restructuring program actions were substantially completed by June 30, 2002. The Company estimates incremental savings under this plan of approximately $100 million on a pre-tax basis in 2003, primarily in the first half of the year. The Company estimates incremental savings of $300 million on a pre-tax basis in 2002, in addition to the $80 million saved in 2001. The majority of these savings were from reduced employee costs. Information regarding the restructuring is included in Note 4 to the Consolidated Financial Statements.

Currency Effects:

3M estimates that currency effects, net of hedging impacts, increased net income by $73 million in 2003, reduced net income by $35 million in 2002 and reduced net income by $94 million in 2001. This estimate includes the effect of translating profits from local currencies into U.S. dollars; the impact of currency fluctuations on the transfer of goods between 3M operations in the United States and abroad; and transaction gains and losses, including derivative instruments designed to reduce foreign currency exchange rate risks.

ANALYSIS OF CHANGES IN INCOME STATEMENT LINES

Net Sales:

	2003			2002

	Worldwide	U.S.	International	Worldwide	U.S.	International

Net sales (millions)	$18,232	$7,581	$10,651	$16,332	$7,426	$8,906
Components of net sales change:
Volume – core	4.7%	0.6%	8.2%	1.0%	(1.6)%	3.2%
Volume – acquisitions	1.9	1.5	2.2	0.4	0.4	0.4

Volume – total	6.6	2.1	10.4	1.4	(1.2)	3.6
Price	(0.2)	—	(0.3)	0.2	(0.1)	0.5
Translation	5.2	—	9.5	0.1	—	0.3

Total	11.6%	2.1%	19.6%	1.7%	(1.3)%	4.4%

In 2003, core volume growth (which excludes the impact of businesses acquired or divested in the last 12 months) was led by display enhancement films, broad-based growth in most of the Health Care businesses, respirator masks, and growth in products related to construction and home improvement/home care. Acquisitions increased 2003 sales by nearly 2%, driven primarily by the December 2002 acquisition of Corning Precision Lens, Inc. On a geographic basis, 2003 core volume growth was strongest in the Asia Pacific area. Refer to both the “Performance by Business Segment” and “Performance by Geographic Area” sections for additional discussion of sales change.

In 2002, the Asia Pacific area led core volume growth, driven by the Display and Graphics, Health Care, Industrial and Transportation segments. Core volume declined in the United States, with weak overall sales in Electro and Communications, and Industrial segments partially offset by good growth in the Health Care and Transportation segments. Core volume in Europe also declined, hurt by the continuing downturn in the telecom industry, partially offset by higher growth in the Health Care segment.

Operating Expenses:

	2003	2002	2001	2003 versus 2002	2002 versus 2001

	(Percent of net sales)
Cost of sales	50.9%	52.0%	54.5%	(1.1)%	(2.5)%
Selling, general and administrative expenses	22.2	22.8	25.1	(0.6)	(2.3)
Research, development and related expenses	6.0	6.5	6.8	(0.5)	(0.3)
Other expense (income)	0.5	—	(0.6)	0.5	0.6
Operating income	20.4	18.7	14.2	1.7	4.5

Cost of sales in 2003 benefited from Six Sigma and other projects aimed at improving manufacturing throughput, yield and productivity. 3M’s global sourcing initiative has helped mitigate the impact of raw material price increases. Raw material costs were essentially flat versus 2002. In 2002, gross margins were positively impacted by improved plant efficiencies and lower raw material costs, again helped by 3M’s global sourcing initiative. Special items, as a percent of sales, negatively impacted cost of sales by 0.7 percentage points in 2002 and 1.7 percentage points in 2001. Cost of sales includes manufacturing, engineering and freight costs.

Selling, general and administrative (SG&A) expenses as a percent of net sales has improved in each of the past two years. SG&A expenses in U.S. dollars were higher in 2003 due to currency translation, as well as increased advertising and merchandising spending. The improvement in 2002 SG&A costs was the result of implementing Six Sigma, indirect cost control programs, and employment reductions under the restructuring plan approved in June 2001. SG&A also benefited by $67 million in 2002 due to the cessation of goodwill amortization and other indefinite-lived asset amortization effective January 1, 2002. Special items negatively impacted SG&A in 2002 and 2001 ($77 million, or 0.5% of sales in 2002; $300 million, or 1.8% of sales in 2001). Excluding these 2002 special items, SG&A for 2003 was relatively flat as a percent of sales compared with 2002.

Other expense (income) includes items previously discussed under special items. For 2003, this reflects the $93 million pre-tax charge related to an adverse ruling in a lawsuit filed against 3M in 1997 by LePage’s Inc. For 2001, this includes a reversal of a 1999 litigation accrual of $73 million, and a gain of $15 million related to the net impact of the sale and write-down of available-for-sale equity securities.

Operating Income:

3M uses operating income as one of its primary business segment performance measurement tools. Operating income has steadily improved the last two years, and in 2003 was 20.4% of sales. Although the Company faced continued economic weakness, operating income grew by $667 million in 2003, or 21.9%. In 2002, operating income grew by $773 million, or 34%, from 2001. Special items negatively impacted operating income in all years presented ($93 million, or 0.5% of sales in 2003; $202 million, or 1.2% of sales in 2002; and $504 million, or 3.1% of sales in 2001).

Interest Expense and Income:

	2003	2002	2001

	(Millions)
Interest expense	$84	$80	$124
Interest income	(28)	(39)	(37)

Total	$56	$41	$87

Interest Expense: The slight increase in 2003 interest expense was primarily due to a reduced benefit for capitalized interest (related to lower capital spending) and higher average debt balances being largely offset by lower interest rates. Declining interest rates on floating-rate debt drove the reduction in expense in 2002.

Interest Income: While average cash balances were higher in 2003, interest income decreased due to lower interest rates. The increase in 2002 was primarily related to larger average cash balances.

Provision for Income Taxes:

	2003	2002	2001

	(Percent of pretax income)
Effective tax rate	32.9%	32.1%	32.1%

Income taxes associated with repatriating certain cash from outside the United States negatively impacted the 2003 income tax rate.

Minority Interest:

	2003	2002	2001

	(Millions)
Minority interest	$52	$65	$54

Minority interest represents the elimination of the non-3M ownership interests, primarily in Sumitomo 3M Limited and 3M Inter-Unitek GmbH (in 2002 and 2001 only). The decrease in 2003 relates to 3M’s purchase of the minority interest shares of 3M Inter-Unitek GmbH in December 2002 and the purchase of an additional 25% ownership in Sumitomo 3M in early 2003. Refer to Note 2 to the Consolidated Financial Statements for additional information on these acquisitions. The increase in 2002 related primarily to higher profits in

Sumitomo 3M and 3M Inter-Unitek GmbH. Minority interest was positively impacted by special items in 2002 ($18 million) and 2001 ($8 million).

PERFORMANCE BY BUSINESS SEGMENT

Disclosures relating to 3M’s business segments are provided in Item 1, Business Segments. Financial information and other disclosures are provided in the Notes to the Consolidated Financial Statements. There were no special items recorded in the Company’s business segments for 2003 and 2002. Special items in 2001 (that were not recorded in Corporate and Unallocated) included acquisition-related costs totaling $23 million ($10 million recorded in Health Care; $7 million in Display and Graphics; and $6 million in Electro and Communications).

As discussed in Note 16 to the Consolidated Financial Statements, 3M realigned its business segments and began reporting under this new structure effective January 1, 2003. Internal management reporting for the new reportable business segments commenced January 1, 2003. Segment information for all periods presented has been reclassified to reflect this segment structure. The reportable segments are Health Care; Industrial; Display and Graphics; Consumer and Office; Safety, Security and Protection Services; Electro and Communications; and Transportation. Information related to 3M’s business segments is presented in the tables that follow. Local currency sales (which includes both core and acquisition volume impacts plus price impacts) are provided for each segment. The translation impact and total sales change are also provided for each segment.

Performance by Business Segment

Health Care Business (21.9% of consolidated sales):

	2003	2002	2001

Sales (millions)	$3,995	$3,560	$3,301
Sales change analysis:
Local currency (volume and price)	6.0%	7.7%	13.0%
Translation	6.2	0.2	(3.2)

Total sales change	12.2%	7.9%	9.8%
Operating income (millions)	$1,027	$900	$753
Percent change	14.1%	19.5%	12.9%
Percent of sales	25.7%	25.3%	22.8%

The Health Care segment serves markets that include medical, surgical, pharmaceutical, dental and orthodontic, health information systems and personal care. Products provided to these markets include medical and surgical supplies, skin health and infection prevention products, pharmaceuticals, drug delivery systems, dental and orthodontic products, health information systems, microbiology products, and closures for disposable diapers.

In 2003, local currency growth and total sales growth in the Health Care segment was broad based. Geographic area local currency growth was led by the Asia Pacific area and the Latin America, Africa and Canada area, with the United States and Europe showing moderate growth. Operating income improvement was also broad based.

In the pharmaceuticals business, an agreement was reached with Eli Lilly and Company in September of 2001 to collaborate on resiquimod, an investigational compound for the treatment of genital herpes. 3M received $100 million in the fourth quarter of 2001 from Lilly in consideration for research and development efforts. Revenue was recognized on a pro-rata basis over the service period. 3M recognized $44 million of revenue relating to this agreement in 2003, $43 million in 2002 and $7 million in 2001. In the third quarter of 2003, 3M and Eli Lilly reached a final agreement to return control of resiquimod to 3M. Upon termination of the agreement, 3M recognized the remaining revenue (with deferral of some immaterial remaining obligations). 3M continues to evaluate its strategic options with respect to this potential treatment.

The broader family of immune response modifiers continues to progress and 3M expects approval of two new indications for Aldara™ (imiquimod) Cream, 5%, in 2004. These new indications are for actinic keratosis and superficial basal cell carcinoma, potentially serious skin conditions that are a direct result of cumulative sun exposure. The patent and related rights for the imiquimod molecule are important to the Health Care Business. If approved by the FDA, the Company expects significant sales beginning in 2004 for Aldara™ (imiquimod)

Cream, 5%, for the treatment of actinic keratosis and superficial basal cell carcinoma. The original patent on the imiquimod molecule expires in August 2004, but the patent term extension runs through August 2009.

In October 2003, IVAX Corporation agreed to assume exclusive rights to 3M’s branded health care respiratory products, together with related marketing and sales personnel, in nine European countries. The agreement covers QVAR® (beclomethasone dipropionate HFA) Inhalation Aerosol, a “maintenance” medication used to prevent asthma attacks, and also covers Airomir™ (albuterol sulfate) Inhaler, a “rescue” medication used to relieve acute asthma symptoms. 3M will continue to manufacture and supply these products to IVAX. The total consideration due under the agreement, including minimum annual royalty payments, was $77 million, of which $26 million was paid in 2003. 3M expects to receive $24 million in both 2004 and 2005, and $3 million in 2006. 3M may also receive additional royalty payments (up to a maximum of approximately $7 million in total) if IVAX achieves certain annual sales levels.

In 2003, the combined benefit from both the Eli Lilly agreement and the IVAX Corporation agreement was partially offset by separation costs in Health Care, resulting in a net benefit to operating income of approximately $20 million.

In 2002, sales and operating income growth was led by medical, dental and pharmaceutical products. Local currency growth was negatively impacted by generic competition for 3M’s Tambocor™ (flecainide acetate) pharmaceutical product. In December 2002, 3M acquired the remaining 43% of outstanding shares of 3M Inter-Unitek GmbH (parent company of 3M ESPE Dental AG). Because these results have been consolidated since 2001 (when 3M acquired 57% of this business), this additional acquisition of the remaining shares had no impact on 2002 sales or operating income of the Health Care segment.

Industrial Business (18.4% of consolidated sales):

	2003	2002	2001

Sales (millions)	$3,354	$3,147	$3,163
Sales change analysis:
Local currency (volume and price)	1.5%	(0.3)%	(7.6)%
Translation	5.1	(0.2)	(3.3)

Total sales change	6.6%	(0.5)%	(10.9)%
Operating income (millions)	$458	$487	$457
Percent change	(6.1)%	6.6%	(28.7)%
Percent of sales	13.6%	15.5%	14.4%

The Industrial segment serves a broad range of industrial markets, from appliance and electronics to paper and packaging and food and beverage. Products include tapes, a wide variety of coated and non-woven abrasives, adhesives, specialty materials and supply chain execution software solutions (acquired in early 2004).

In 2003, industrial tape and electronic materials drove local currency sales growth. Geographic area local currency growth was led by the Asia Pacific area, with the United States and Europe showing declines. Acquisitions benefited sales by 1.5%. Driven by local currency sales growth, industrial tape and electronic materials also posted operating income growth. Employment reduction actions taken to improve competitiveness and lower the Industrial segment’s cost structure negatively impacted operating income by $27 million.

In 2002, economic weakness in most areas of the manufacturing economy was the leading cause of the slight decrease in sales compared to 2001. Despite this weakness, effective cost control and increased efficiency led to an increase in operating income. Electronic materials, Dyneon brand materials and industrial tape products contributed to the operating income growth. During the third quarter of 2002, 3M finalized the acquisition of certain assets and liabilities of Polymer Manufacturing, Inc., Emtech Emulsion Technologies, Inc. and Emtech Manufacturing Corporation. Acquisitions benefited sales by 0.7%.

Display and Graphics Business (16.2% of consolidated sales):

	2003	2002	2001

Sales (millions)	$2,962	$2,228	$1,997
Sales change analysis:
Local currency (volume and price)	26.9%	11.2%	6.8%
Translation	6.1	0.3	(5.2)

Total sales change	33.0%	11.5%	1.6%
Operating income (millions)	$885	$534	$372
Percent change	65.8%	43.5%	(21.5)%
Percent of sales	29.9%	23.9%	18.6%

The Display and Graphics segment serves markets that include electronic display, touch screen, traffic safety and commercial graphics. This segment includes optical film and lens solutions for electronic displays, touch screens and touch monitors, reflective sheeting for transportation safety and commercial graphics systems. The optical business includes a number of different products that are protected by various patents and groups of patents. The remaining lifetimes of such patents range from one to greater than 15 years. These patents provide varying measures of exclusivity to 3M for a number of such products, but 3M’s proprietary manufacturing technology and know-how also provide a competitive advantage to 3M independent of such patents.

The strong 2003 local currency sales growth in the Display and Graphics segment was primarily due to optical systems growth, including the Corning Precision Lens acquisition that benefited sales by approximately 11%. Optical systems growth was led by sales of display enhancement films used in flat panel devices. Geographic area local currency sales growth was led by the Asia Pacific area and the Latin America, Africa and Canada area. Local currency growth was moderate in the United States and Europe. Optical systems also led Display and Graphics operating income growth, driven primarily by local currency sales growth and its production facilities running at high utilization levels.

Sales volumes and operating income growth in 2002 were driven primarily by display enhancement films. In December 2002, 3M completed the acquisition of Corning Precision Lens, Inc., a manufacturer of lens systems for projection televisions. This acquisition added to the optical product offerings and operates under the name 3M Precision Optics, Inc. This business had 2002 net sales of approximately $270 million. Because this business was not acquired by 3M until December 2002, there was minimal impact on 2002 sales and operating income of the Display and Graphics Business.

Consumer and Office Business (14.3% of consolidated sales):

	2003	2002	2001

Sales (millions)	$2,607	$2,444	$2,523
Sales change analysis:
Local currency (volume and price)	2.6%	(3.7)%	(5.9)%
Translation	4.1	0.5	(2.5)

Total sales change	6.7%	(3.2)%	(8.4)%
Operating income (millions)	$460	$448	$410
Percent change	2.5%	9.3%	(6.2)%
Percent of sales	17.6%	18.3%	16.3%

The Consumer and Office segment serves markets that include consumer retail, office retail, education, home improvement, building maintenance, food service and other markets. Products in this segment include office supply products, stationery products, construction and home improvement/home care products, protective material products, and visual systems products.

2003 local currency growth was led by the construction and home improvement, home care, and stationery products businesses, partially offset by lower local currency sales in the visual systems business. Geographic area local currency growth was moderate in all areas except Europe, which showed a decline. The modest increase in operating income resulted from strong gains in construction and home improvement and home care, partially offset by a decrease in visual systems operating income.

The decrease in 2002 local currency growth reflected continued office worker layoffs and inventory contraction in the retail channel affecting office supplies. Construction and home improvement products posted good sales growth and operating income improvement, while 3M’s home care and office supply products posted strong operating income improvement. Six Sigma and costs savings from other 3M initiatives drove the operating income improvement.

Safety, Security and Protection Services Business (10.6% of consolidated sales):

	2003	2002	2001

Sales (millions)	$1,928	$1,686	$1,639
Sales change analysis:
Local currency (volume and price)	9.5%	3.3%	5.0%
Translation	4.9	(0.5)	(3.4)

Total sales change	14.4%	2.8%	1.6%
Operating income (millions)	$437	$338	$302
Percent change	29.1%	11.9%	14.0%
Percent of sales	22.7%	20.1%	18.4%

The Safety, Security and Protection Services segment strives to increase the safety, security and productivity of workers, facilities and systems. This includes respiratory protection products, safety and security products, energy control products, cleaning and protection products for commercial establishments, and roofing granules for asphalt shingles.

2003 local currency sales and operating income increases were primarily driven by the occupational health and environmental safety business, which experienced higher demand for respiratory masks, primarily resulting from concerns related to Severe Acute Respiratory Syndrome (SARS). Security systems, commercial care, consumer safety and light management, and industrial mineral products also posted local currency growth and operating income improvements. All geographic areas showed local currency growth, with growth strongest in the Asia Pacific and Latin America, Africa and Canada areas.

In 2002, the occupational health, industrial mineral and corrosion protection businesses led the sales and operating income improvement.

Electro and Communications Business (10.0% of consolidated sales):

	2003	2002	2001

Sales (millions)	$1,818	$1,831	$2,107
Sales change analysis:
Local currency (volume and price)	(4.5)%	(13.3)%	(9.9)%
Translation	3.8	0.2	(2.2)

Total sales change	(0.7)%	(13.1)%	(12.1)%
Operating income (millions)	$255	$253	$215
Percent change	0.8%	17.7%	(46.1)%
Percent of sales	14.0%	13.8%	10.2%

The Electro and Communications segment serves manufacturers of electronic and electrical equipment, as well as the construction and maintenance segments of electric utilities, telecommunications and other industries, with products that speed the delivery of information and ideas, while also reducing costs. Products include electronic and interconnect solutions, microinterconnect systems, telecommunications products and electrical products.

The decrease in local currency sales in 2003 resulted from continued weakness in the global telecommunications industry. Local currency sales in 3M’s telecom business were down over 10% from 2002. Geographic area local currency growth was good in the Latin America, Africa and Canada area and the Asia Pacific area, but both the United States and Europe experienced local currency declines of more than 10%. Despite a difficult economic and market environment, benefits from 3M’s corporate initiatives helped this business slightly improve its 2003 operating income. Operating income was negatively impacted by $26 million due to additional employee reductions and actions to realign this segment to its current structure. These actions were taken to provide better alignment with the market environment while maintaining focus on key customers.

The decrease in 2002 volumes reflected overall softness in the telecom markets. Operating income growth was broad-based, except for weakness in telecom markets.

Transportation Business (8.4% of consolidated sales):

	2003	2002	2001

Sales (millions)	$1,538	$1,388	$1,306
Sales change analysis:
Local currency (volume and price)	5.2%	6.5%	(0.8)%
Translation	5.6	(0.2)	(4.4)

Total sales change	10.8%	6.3%	(5.2)%
Operating income (millions)	$389	$333	$270
Percent change	16.8%	23.3%	(3.2)%
Percent of sales	25.3%	24.0%	20.7%

The Transportation segment serves markets that include automotive, automotive aftermarket, marine, aerospace and specialty vehicle markets. This segment provides components and products that are used in the manufacture, repair and maintenance of automotive, marine, aircraft and other specialty vehicles.

In 2003, the automotive OEM and automotive aftermarket businesses led local currency sales and operating income growth. The aerospace and aircraft maintenance business also posted local currency and operating income growth. All geographic areas showed local currency growth, led by the Asia Pacific and Latin America, Africa and Canada areas. 2002 sales and operating income growth was led by the automotive OEM business.

PERFORMANCE BY GEOGRAPHIC AREA

Financial information related to 3M operations in various geographic areas is provided in Note 17 to the Consolidated Financial Statements. A summary of key information and discussion related to 3M’s geographic areas follows:

Net Sales and Operating Income:

Geographic Area

	2003			2003 vs. 2002 % Change

(Millions)	Sales	% of Total	Oper. Income	Sales	Oper. Income

United States	$7,581	41.6%	$1,213	2.1%	2.8%
Europe and Middle East	4,624	25.4%	800	14.6%	16.8%
Asia Pacific	4,335	23.8%	1,373	26.3%	36.0%
Latin America, Africa and Canada	1,651	9.0%	436	18.6%	11.8%
Other Unallocated	41	0.2%	(109)	—	—

Total Company	$18,232	100.0%	$3,713	11.6%	21.9%

While 3M manages its businesses globally and believes its business segment results are the most relevant measure of performance, the Company also utilizes geographic area data as a secondary performance measure. A portion of the products or components sold by 3M’s international operations to third parties are exported to the United States and other parts of the world. Thus, net sales in a particular geography may not be indicative of end-user consumption in that geography. In 2003, 3M continued its rapid expansion in emerging economies like China, Korea and Eastern Europe, complementing 3M’s growth in more mature markets. 3M’s largest international subsidiary, Sumitomo 3M, posted strong sales growth and outperformed the sluggish Japanese economy. For 2003, international operations represented 58.4% of 3M’s sales, with that percentage expected to increase in the years ahead.

Geographic Area Supplemental Information

	Employees as of December 31			Capital spending			Property, plant and equipment – net

	2003	2002	2001	2003	2002	2001	2003	2002	2001

	(Millions, except employees)
United States	33,329	35,024	36,102	$425	$422	$648	$3,342	$3,523	$3,675
Europe and Middle East	16,354	16,852	18,044	111	209	175	1,231	1,136	974
Asia Pacific	9,916	9,556	9,663	102	76	91	724	676	634
Latin America, Africa and Canada	7,473	7,342	7,860	39	56	66	312	286	332

Total Company	67,072	68,774	71,669	$677	$763	$980	$5,609	$5,621	$5,615

Employment:

Employment decreased by approximately 1,700 people from year-end 2002. Since March 31, 2001, employment has declined by nearly 10,600 people, with 6,900 of the decline related to the 2001/2002 corporate restructuring plan, and additional declines due to the integration of acquisitions, additional employment reduction actions and attrition. The Corning Precision Lens, Inc. acquisition in the fourth quarter of 2002 added approximately 1,500 employees. The Company continues to increase headcount in faster-growing areas of the world, such as Asia Pacific, primarily to support increasing local sales. Sales per employee in local currencies increased approximately 8.5% in 2003, increased approximately 9% in 2002 and decreased approximately 3% in 2001.

Capital Spending/Net Property, Plant and Equipment:

The bulk of 3M capital spending has historically been in the United States, resulting in higher net property, plant and equipment balances in the U.S. The Company is increasingly striving to more closely align its manufacturing and sourcing with geographic market sales, which will move costs outside the United States and help mitigate the effects from currency fluctuations. For 2004, the Company expects to spend approximately $900 million on purchases of property, plant and equipment.

CRITICAL ACCOUNTING ESTIMATES

Information regarding significant accounting policies is included in Note 1 to the Consolidated Financial Statements. As stated in Note 1, the preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

The Company believes its most critical accounting estimates relate to legal proceedings, the Company’s pension and postretirement obligations, and potential asset impairment issues. Senior management has discussed the development, selection and disclosure of its critical accounting estimates with the Audit Committee of our Board of Directors.

Legal Proceedings:

Please refer to the section entitled “Accrued Liabilities and Insurance Receivables Related to Legal Proceedings” (contained in Part I, Item 3, Legal Proceedings, of this Annual Report on Form 10-K) for a description of the process the Company follows under Statement of Financial Accounting Standards (SFAS) No. 5, “Accounting for Contingencies”, and related guidance, for the accrual and disclosure of loss contingencies, and the categories of claims for which the Company has been able to estimate its probable liability (and where applicable, related insurance receivables), and factors affecting such estimates.

Pension and Postretirement Obligations:

3M has various company-sponsored retirement plans covering substantially all U.S. employees and many employees outside the United States. The Company accounts for its defined benefit pension plans in accordance with SFAS No. 87, “Employers’ Accounting for Pensions”, which requires that amounts recognized in financial statements be determined on an actuarial basis. Benefits associated with these plans are based primarily on years of service and, in some cases, employee compensation. See Note 11 to the Consolidated Financial Statements for additional discussion of actuarial assumptions used in determining pension liability and expense.

A significant element in determining the Company’s pension expense in accordance with SFAS No. 87 is the expected return on plan assets, which is based on historical results for similar allocations among asset classes. The difference between the expected return and the actual return on plan assets is deferred and, under certain circumstances, amortized over future years of service. Therefore, the net deferral of past asset gains (losses) ultimately affects future pension expense. For the U.S. pension plan, the Company’s assumption for the expected return on plan assets is 9.0%, which is unchanged. Refer to Note 11 to the Consolidated Financial Statements for information on how this rate is determined.

The Company determines the discount rate used to measure plan liabilities as of the September 30, 2003, measurement date for the U.S. plan. The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year. In estimating this rate, the Company looks at rates of return on fixed-income investments of similar duration to the liabilities in the plan that receive high, investment grade ratings by recognized ratings agencies. By applying this methodology, the Company determined a discount rate of 6.00% to be appropriate as of September 30, 2003, which is a reduction of 0.75 percentage points from the rate used as of September 30, 2002.

For the year ended December 31, 2003, the change in the minimum pension liability within accumulated other comprehensive income decreased stockholders’ equity by $173 million (after-tax). For the U.S. pension plan, holding all other factors constant, a change in the discount rate used to measure plan liabilities by 0.25 percentage points would result in an after-tax increase/decrease of approximately $145 million in accumulated other comprehensive income.

For the year ended December 31, 2003, the Company recognized total consolidated pre-tax pension expense (after settlements, curtailments and special termination benefits) of $168 million, up from $141 million in 2002. Pension expense (before settlements, curtailments and special termination benefits) is anticipated to increase to approximately $310 million in 2004, up approximately $165 million from the comparable number in 2003. For the U.S. pension plans, holding all other factors constant, an increase/decrease in the expected long-term rate of return on plan assets by 0.25 percentage points would decrease/increase U.S. pension expense by approximately $17 million in 2004. For the U.S. pension plans, holding all other factors constant, an increase/decrease in the discount rate used to measure plan liabilities by 0.25 percentage points would decrease/increase U.S. pension expense by approximately $23 million in 2004.

Potential Asset Impairment Issues:

Management makes estimates and assumptions in preparing the consolidated financial statements for which actual results will emerge over long periods of time. This includes the recoverability of long-lived assets employed in the business, including assets of acquired businesses. These estimates and assumptions are closely monitored by management and periodically adjusted as circumstances warrant. For instance, expected asset lives may be shortened or an impairment recorded based on a change in the expected use of the asset or performance of the related business reporting unit. Although there is greater risk with respect to the accuracy of these long-term estimates and assumptions because of the long period over which actual results will emerge, such risk is mitigated by management’s ability to make changes in these estimates and assumptions over the same long period. 3M has approximately $2.4 billion of goodwill that, based on impairment testing, is not impaired. A portion of th is goodwill (approximately $300 million) is in 3M’s telecommunications business, which the Company believes will maintain its value. However, if unanticipated events impact this sector for an extended period of time, it could create future impairment losses.

FINANCIAL CONDITION AND LIQUIDITY

The Company generates significant ongoing cash flow as evidenced by the reduction in net debt during 2003 as follows:

	At December 31

	2003	2002	2001

	(Millions)
Total Debt	$2,937	$3,377	$2,893
Less: Cash & Cash Equiv.	1,836	618	616

Net Debt	$1,101	$2,759	$2,277

3M believes its ongoing cash flows provide ample cash to fund expected investments and capital expenditures. The Company has an AA credit rating from Standard & Poor’s and an Aa1 credit rating from Moody’s Investors Service. The Company has sufficient access to capital markets to meet currently anticipated growth and acquisition investment funding needs. The Company does not utilize derivative instruments linked to the Company’s stock.

The Company’s financial condition and liquidity at December 31, 2003, remain strong. Various assets and liabilities, including cash and short-term debt, can fluctuate significantly from month-to-month depending on short-term liquidity needs. Working capital (defined as current assets minus current liabilities) totaled $2.638 billion at December 31, 2003, increasing $1.036 billion from year-end 2002. This increase was largely related to an increase in cash ($1.218 billion). The cash balance benefited from higher net income and certain working capital improvements (accounts receivable, inventory, accounts payable). The increase in other current assets was offset by an increase in accrued income taxes. The increase in other current assets was primarily due to the reclassification of certain insurance receivables from long-term to current, and increases in various prepaid items and deferred taxes. The increase in accrued income taxes primarily relates to higher net i ncome, a higher effective tax rate, and the timing of tax payments.

The Company uses various working capital measures that place emphasis and focus on certain working capital assets and liabilities (e.g. accounts receivable, inventory). These measures may not be computed the same as similarly titled measures used by other companies. The accounts receivable turnover index (defined as quarterly net sales — fourth quarter at year-end – multiplied by four, divided by ending net accounts receivable) totaled 6.95 at December 31, 2003, an improvement from 6.55 at year-end 2002. Receivables increased $187 million compared with year-end 2002, with currency translation increasing the accounts receivable balance by $222 million (due to the weaker U.S. dollar). The inventory turnover index (defined as quarterly factory cost – fourth quarter at year-end — multiplied by four, divided by ending inventory) was 5.12 at December 31, 2003, an improvement from 4.17 at year-end 2002. Inventories declined $115 million compared with year-end 2002, despite currency translation increasing the inventory balance by $143 million compared with December 31, 2002.

Cash Flows from Operating Activities:

	Years ended December 31

	2003	2002	2001

	(Millions)
Net income	$2,403	$1,974	$1,430
Depreciation and amortization	964	954	1,089
Company pension contributions	(749)	(1,086)	(157)
Income taxes (deferred and accrued income taxes)	539	568	212
Accounts receivable	38	145	345
Inventories	281	279	194
Accounts payable	62	138	(156)
Other – net	235	20	121

Net cash provided by operating activities	$3,773	$2,992	$3,078

Cash flows from operating activities can fluctuate significantly from period to period, as pension funding decisions, tax timing differences and other items can significantly impact cash flows. In both 2003 and 2002, cash flows were primarily driven by improved net income, certain working capital improvements (i.e. accounts receivables, inventories, accounts payable) and tax timing differences. In 2003 and 2002, significant Company pension contributions negatively impacted cash flow. In all years, with larger amounts in 2003 and 2002, a portion of the tax timing benefit relates to the tax benefit received from Company pension contributions. In 2003, 3M made $46 million of payments under the corporate restructuring plan, compared with $306 million in 2002 and $159 million in 2001.

3M’s pension plan assets were below 3M’s accumulated benefit obligation (ABO) at its most recent plan measurement dates for certain plans. In the third quarter of 2003, 3M made a voluntary, special contribution of $600 million to its U.S. qualified pension plan compared with a voluntary, special contribution of $789 million in the third quarter of 2002. Future contributions will depend on market conditions, interest rates and other factors. 3M believes its strong cash flow and balance sheet will allow it to fund future pension needs without compromising growth opportunities.

The Company recorded the LePage’s verdict liability of $93 million pre-tax in the first quarter of 2003. The Company increased its estimate of liabilities for the breast implant and respirator mask/asbestos claims and litigation in 2003. For a more detailed discussion of these and other legal proceedings, refer to Part I, Item 3, Legal Proceedings, of this Annual Report on Form 10-K. Because of the time delay between payment of claims and receipt of insurance reimbursements, the December 31, 2003, amounts for both breast implant and respirator mask/asbestos liabilities are less than expected insurance recoveries. Thus, the expected net inflow of cash will increase future cash flows. The following table shows liability and receivable activity for breast implant and respirator masks/asbestos for 2003 and 2002. This table shows the increase in liabilities and associated insurance receivables, cash received for insurance, cash fees and payments made, and the pre-tax expense by year.

	At December 31

	2003	2002

	(Millions)
Breast implant liabilities:
Balance at beginning of year	$5	$20
Increase in liability during year	18	—
Cash fees and payments made	(10)	(15)

Balance at end of year	$13	$5

Breast implant receivables:
Balance at beginning of year	$339	$406
Increase in receivable during year	16	—
Cash received from insurance	(17)	(67)

Balance at end of year	$338	$339

Breast implant pre-tax expense recorded	$1.5	$—

Respirator mask/asbestos liabilities:
Balance at beginning of year	$161	$156
Increase in liability during year	231	67
Cash fees and payments made	(103)	(62)

Balance at end of year	$289	$161

Respirator mask/asbestos receivables:
Balance at beginning of year	$264	$223
Increase in receivable during year	205	67
Cash received from insurance	(21)	(26)

Balance at end of year	$448	$264

Respirator mask/asbestos pre-tax expense recorded	$26	$—

LePage’s verdict liability and pre-tax expense	$93	$—

Cash Flows from Investing Activities:

	Years ended December 31

	2003	2002	2001

	(Millions)
Purchases of property, plant and equipment (PP&E)	$(677)	$(763)	$(980)
Proceeds from sale of PP&E and other assets	129	83	113
Acquisitions, net of cash acquired	(439)	(1,258)	(218)
Purchases and proceeds from sale of investments – net	18	11	35

Net cash used in investing activities	$(969)	$(1,927)	$(1,050)

Investments in property, plant and equipment are helping to meet product demand and increase manufacturing efficiency. In 2003, cash used for acquisitions of businesses included $377 million related to the purchase of an additional 25% ownership in Sumitomo 3M Limited. Additional cash used totaling $62 million included six additional business combinations and finalization of the purchase of Corning Precision Lens, Inc. Refer to Note 2 to the Consolidated Financial Statements for additional information on business combinations.

3M completed two significant transactions in 2002. First, 3M purchased Corning Precision Lens, Inc. for approximately $850 million, or approximately $680 million after considering the net present value of the joint election tax benefit under Section 338(h)(10), which allows goodwill to be fully deductible for tax purposes over a period of 15 years. Second, 3M purchased the 43% minority shares of 3M Inter-Unitek GmbH for approximately $304 million. The Company also entered into seven other business combinations in 2002 for a total of $104 million in cash (net of cash acquired) and $35 million of 3M common stock.

There were three significant business combinations in 2001. 3M acquired MicroTouch Systems Inc., a touch screen manufacturer, for $158 million in cash, net of cash acquired. 3M also acquired Robinson Nugent, Inc., a telecommunications supplier, in exchange for $127 million of 3M common stock. The Company also combined its German dental business (3M Inter-Unitek GmbH, an existing 3M subsidiary) with ESPE Dental AG, a dental products manufacturer. 3M Inter-Unitek GmbH acquired 100% of the outstanding shares of ESPE Dental AG in exchange for 43% ownership in 3M Inter-Unitek GmbH and $25 million, net of cash acquired. Upon completion of this transaction, and as of December 31, 2001, 3M held a 57% controlling interest in 3M Inter-Unitek GmbH. As previously stated, 3M purchased the remaining minority interest shares of 3M Inter-Unitek GmbH in 2002. Acquisition activity in 2001 also included the purchase, for less than $50 million, of five smaller companies that had combined annual sales of less than $50 million in total.

The Company is actively considering additional acquisitions. In the first quarter of 2004, 3M entered into two business combination agreements, neither of which impacted 2003 operating results or the balance sheet as of December 31, 2003. 3M announced in February 2004 that it had completed the acquisition of HighJump Software, Inc., a U.S. company with annual sales of approximately $36 million that provides supply chain execution software and solutions. The total purchase price of approximately $67 million included $24 million in cash (net of cash acquired) plus 541,581 shares of 3M common stock. The common stock had a market value of approximately $43 million at the acquisition measurement date and was previously held as 3M treasury stock. In March 2004, 3M completed the acquisition of Hornell International, a Swedish company, for approximately $100 million in cash, including assumption of debt. Hornell is a global supplier of personal protective equipment with annual sales of approximately $50 million. The purchase price allocations of the aforementioned business combinations have not been finalized.

Proceeds from the sale of investments in 2003 include $26 million of cash received related to the sale of 3M’s 50% ownership in Durel Corporation to Rogers Corporation. Purchases of investments totaled $16 million in 2003, $7 million in 2002 and $12 million in 2001. These purchases include additional survivor benefit insurance and equity investments.

Cash Flows from Financing Activities:

	Years ended December 31

	2003	2002	2001

	(Millions)
Change in short-term debt – net	$(215)	$(204)	$(20)
Repayment of debt (maturities greater than 90 days)	(719)	(497)	(1,564)
Proceeds from debt (maturities greater than 90 days)	494	1,146	1,693

Total change in debt	$(440)	$445	$109
Purchases of treasury stock	(685)	(942)	(1,322)
Reissuances of treasury stock	555	522	462
Dividends paid to stockholders	(1,034)	(968)	(948)
Distributions to minority interests and other – net	(23)	(78)	(17)

Net cash used in financing activities	$(1,627)	$(1,021)	$(1,716)

Total debt at December 31, 2003, was $2.937 billion, down from $3.377 billion at year-end 2002, due to the strong cash flow generated during 2003. There were no new long-term debt issuances in 2003, but the Company’s $350 million of dealer remarketable securities (classified as short-term borrowings) were remarketed for one year in December 2003. The remarketable securities can be remarketed annually, at the option of the dealer, for a year each time, with a final maturity date of December 2010. Total debt was 27% of total capital (total capital is defined as debt plus equity), compared with 36% at year-end 2002.

In 2003, the cash flow decrease in net short-term debt of $215 million includes the portion of short-term debt with original maturities of 90 days or less. The repayment of debt of $719 million included repayment of $366 million related to commercial paper having original maturities greater than 90 days and repayment of $353 million related to other debt with maturities greater than 90 days. Proceeds from debt of $494 million primarily related to commercial paper having original maturities greater than 90 days. In 2002, repayment of debt primarily related to commercial paper, while proceeds from debt included $550 million from the issuance of convertible debt.

In September 2003, the Company filed a shelf registration statement with the Securities and Exchange Commission relating to the potential offering of debt securities of up to $1.5 billion. This shelf registration became effective in October 2003. In December 2003, the Company established under the shelf a medium-term notes program, through which up to $1.5 billion of medium-term notes may be offered. 3M plans to use the net proceeds from future issuances of debt securities under this registration for general corporate purposes, including the repayment of debt, investments in or extensions of credit to 3M subsidiaries, or the financing of possible acquisitions or business expansion. As of December 31, 2003, there had been no issuances against the shelf.

On November 15, 2002, 3M sold $639 million in aggregate face amount of 30-year zero coupon senior notes (the “Convertible Notes”) that are convertible into shares of 3M common stock. The gross proceeds from the offering, to be used for general corporate purposes, were $550 million ($540 million net of issuance costs). The book value at December 31, 2003, was $553 million. On February 14, 2003, 3M registered these Convertible Notes in a registration statement filed with the Securities and Exchange Commission. The terms of the Convertible Notes include a yield to maturity of .50% and an initial conversion premium of 40% over the $65.00 (split-adjusted) closing price of 3M common stock on November 14, 2002. If certain conditions for conversion (relating to the closing common stock prices of 3M exceeding certain thresholds for specified periods) are met, holders may convert each of the 30-year zero-coupon senior notes into 9.4602 shares of 3M common stock in any calendar quarter commencing after March 31, 2003. If the conditions for conversion are met, and 3M elects not to settle in cash, the 30-year zero-coupon senior notes will be convertible in the aggregate into approximately 6.0 million shares of 3M common stock. 3M may redeem the 30-year zero-coupon senior notes at any time in whole or in part, after five years at the greater of the accreted conversion price or the current market price. Holders of the 30-year zero-coupon senior notes have the option to require 3M to purchase their notes at accreted value in years three, five, 10, 15, 20 and 25. 3M may choose to pay the redemption purchase price in cash and/or common stock. Debt issuance costs are amortized on a straight-line basis over a three-year period beginning in November 2002. The conditions for conversion were not met for any of the quarters of 2003; accordingly, there was no impact on 3M’s diluted earnings per share.

Repurchases of common stock are made to support the Company’s stock-based employee compensation plans and for other corporate purposes. In November 2001, the Board of Directors authorized the repurchase of up to $2.5 billion of the Company’s common stock. This share repurchase authorization was effective from January 1, 2002, through December 31, 2003. Under this authorization, the Company purchased approximately 9.7 million shares for $685 million in 2003, compared with approximately 15.8 million shares for $942 million in 2002. On November 10, 2003, the Board of Directors authorized the purchase of up to $1.5 billion of the Company’s common stock between January 1, 2004 and December 31, 2004.

The change in annual weighted average diluted shares outstanding (including the effects of repurchases, issuances and dilution) resulted in a penalty of 2 cents per diluted share in 2003 and a benefit of 3 cents per diluted share in 2002. There was no impact in 2001.

Cash dividends paid to stockholders in 2003 totaled $1.034 billion ($1.32 per share), $968 million ($1.24 per share) in 2002 and $948 million ($1.20 per share) in 2001. 3M has paid dividends since 1916. In February 2004, the Board of Directors increased the quarterly dividend on 3M common stock to 36 cents per share, equivalent to an annual dividend of $1.44 per share. This marks the 46th consecutive year of dividend increases.

Other cash flows from financing activities include distributions to minority interests, changes in cash overdraft balances, and principal payments for capital leases.

Liquidity:

The Company’s liquidity remains strong. Primary short-term liquidity needs are provided through U.S. commercial paper and euro commercial paper issuances. As of December 31, 2003, outstanding total commercial paper issued totaled $444 million and averaged approximately $474 million during 2003. Medium-term note shelf borrowing capacity totaled $1.5 billion as of December 31, 2003. Credit support for outstanding commercial paper is provided by a $565 million, 364-day credit agreement among a group of primary relationship banks. The facility provides up to $90 million in letters of credit ($89 million of which was outstanding at December 31, 2003). Committed credit facilities of $42 million are in place across several international subsidiary locations. The Company also has uncommitted lines of credit totaling $617 million. The Company expects to renew the committed lines of credit facilities in 2004. The Company believes it is unlikely that its access to the commercial paper market will be restricted. Cash and cash equivalents and certain other current assets could provide additional liquidity to meet near term obligations, if necessary. At year-end 2003, certain debt agreements ($565 million of short-term lines of credit, $350 million of dealer remarketable securities, and the $238 million of ESOP debt) had ratings triggers (BBB-/Baa3 or lower) that would require repayment of debt. The Company currently has AA/Aa1 debt ratings.

Off-Balance Sheet Arrangements and Contractual Obligations:

As of December 31, 2003, the Company had not utilized special purpose entities to facilitate off-balance sheet financing arrangements. 3M’s guarantees of loans with third parties and other guarantee arrangements are estimated at approximately $18 million. 3M’s accrued product warranty liabilities are estimated at approximately $20 million. 3M does not consider these amounts to be material.

In addition to guarantees, 3M, in the normal course of business, periodically enters into agreements that require 3M to indemnify either major customers or suppliers for specific risks, such as claims for injury or property damage arising out of 3M products or the negligence of 3M personnel, or claims alleging that 3M products infringe third party patents or other intellectual property. While 3M’s maximum exposure under these indemnification provisions cannot be estimated, these indemnifications are not expected to have a material impact on the Company’s consolidated financial position or results of operations.

A summary of the Company’s significant contractual obligations as of December 31, 2003, follows:

Contractual Obligations

	Payments due by year

	Total	2004	2005	2006	2007	2008	After 2008

	(Millions)
Long-term debt
(including current portion)	$2,121	$386	$437	$39	$40	$42	$1,177
Operating leases	333	75	59	41	31	15	112
Capital leases	102	5	4	4	4	4	81
Unconditional purchase obligations	557	323	96	26	24	17	71

Total contractual cash obligations	$3,113	$789	$596	$110	$99	$78	$1,441

Unconditional purchase obligations are defined as an agreement to purchase goods or services that is enforceable and legally binding on the Company. Included in the unconditional purchase obligations category above are certain obligations related to take or pay contracts, capital commitments, service agreements and utilities. These estimates include both unconditional purchase obligations with terms in excess of one year and normal ongoing purchase obligations with terms of less than one year. Many of these commitments relate to take or pay contracts, in which 3M guarantees payment to ensure availability of products or services that are sold to customers. The Company expects to receive consideration (products or services) for these unconditional purchase obligations. The purchase obligation amounts do not represent the entire anticipated purchases in the future, but represent only those items for which the Company is contractually obligated. The majority of 3M’s products and se rvices are purchased as needed, with no unconditional commitment. For this reason, these numbers will not provide a reliable indicator of the Company’s expected future cash outflows on a stand-alone basis.

As discussed in Note 11 to the Consolidated Financial Statements, the Company does not have a required minimum pension contribution obligation for its U.S. plans in 2004. Thus, Company contributions to its U.S. and international pension plans are expected to be largely discretionary in 2004 and future years. Contractual capital commitments are also included in the preceding table, but these commitments represent a small part of the Company’s expected capital spending in 2004 and beyond. For 2004, the Company expects to spend approximately $900 million on purchases of property, plant and equipment.

FINANCIAL INSTRUMENTS

The Company enters into contractual derivative arrangements in the ordinary course of business to manage foreign currency exposure, interest rate risks and commodity price risks. A financial risk management committee, composed of senior management, provides oversight for risk management and derivative activities. This committee determines the Company’s financial risk policies and objectives, and provides guidelines for derivative instrument utilization. This committee also establishes procedures for control and valuation, risk analysis, counterparty credit approval, and ongoing monitoring and reporting.

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

A variance/co-variance statistical modeling technique was used to test the Company’s exposure to changes in currency and interest rates and assess the risk of loss in after-tax earnings of financial instruments, derivatives and underlying exposures outstanding at December 31, 2003. The model (third-party bank dataset) used a 95% confidence level over a 12-month time horizon. Based on this analysis of the Company’s interest rate risks, possible changes in interest rates would not have a material adverse effect on after-tax earnings ($6 million at December 31, 2003 and $7 million at December 31, 2002). Based on this analysis of the primary foreign exchange risks, possible changes in foreign exchange rates could adversely impact after-tax earnings by $67 million ($69 million at December 31, 2002). When including certain commodity risks, possible changes in commodity rates could adversely impact after-tax earnings by an additional $3 million (an additional $11 million at December 31, 2002). The model used analyzed over 20 different currencies and five commodities, but does not purport to represent what actually will be experienced by the Company. This model does not include certain hedge transactions, because the Company believes their inclusion would not materially impact the results.

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

The global exposures related to purchased components and materials are such that a one percent price change would result in a pre-tax cost or savings of approximately $40 million per year. The global energy exposure is such that a 10% price change would result in a pre-tax cost or savings of approximately $28 million per year. Derivative instruments are used to hedge less than one percent of the purchased components and materials exposure and are used to partially hedge about 18% of this energy exposure.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be identified by the use of words like “plan,” “expect,” “aim,” “believe,” “project,” “anticipate,” “intend,” “estimate,” “will,” “should,” “could” and similar expressions in connection with any discussion, expectation, or projection of future operating or financial performance, events or trends. In particular, these include statements about the Company’s strategy for growth, product development, market position, future performance or results of current or anticipated products, interest rates, foreign exchange rates, and the outcome of contingencies, such as legal proceedings.

Factors That Could Affect Future Results — Forward-looking statements are based on certain assumptions and expectations of future events that are subject to risks and uncertainties. Actual future results and trends may differ materially from historical results or those projected in any such forward-looking statements depending on a variety of factors, including, but not limited to, the following:

•	Results and trends are impacted by the effects of, and changes in, worldwide economic conditions. The Company operates in more than 60 countries and derives more than half of its revenues from outside the United States. The Company’s business may be affected by factors in the United States and other countries that are beyond its control, such as downturns in economic activity in a specific country or region; social, political or labor conditions in a specific country or region; or potential adverse foreign tax consequences.
•	Foreign currency exchange rates and fluctuations in those rates may affect the Company’s ability to realize projected growth rates in its sales and net earnings and its results of operations. Because the Company derives more than half of its revenues from outside the United States, its ability to realize projected growth rates in sales and net earnings could be adversely affected if the U.S. dollar strengthens significantly against foreign currencies.
•	The Company’s growth objectives are largely dependent on the timing and market acceptance of its new product offerings, including its ability to renew its pipeline of new products and to bring those products to market. This ability may be adversely affected by difficulties or delays in product development, such as the inability to: identify viable new products; obtain adequate intellectual property protection; gain market acceptance of new products, or successfully complete clinical trials and obtain regulatory approvals. For example, new 3M pharmaceutical products, like any pharmaceutical under development, face substantial risks and uncertainties in the process of development and regulatory review. There are no guarantees that products will receive regulatory approvals or prove to be commercially successful. In particular, the Company’s expectations rely in part on obtaining regulatory approval by about mid-year 2004 for two additional indications for Aldara™ (imiquimod) Cream, 5% ..

•	The Company’s future results are subject to fluctuations in the costs of purchased components and materials due to market demand, currency exchange risks, material shortages and other factors. The Company depends on various components and materials for the manufacturing of its products. Although the Company has not experienced any difficulty in obtaining components and materials, it is possible that any of its supplier relationships could be terminated in the future. Any sustained interruption in the Company’s receipt of adequate supplies could have a material adverse effect on the Company. In addition, while the Company has a process to minimize volatility in component and material pricing, no assurance can be given that the Company will be able to successfully manage price fluctuations due to market demand, currency risks, or material shortages, or that future price fluctuations will not have a material adverse effect on the Company.
•	There is the possibility that acquisitions, divestitures and strategic alliances may not meet sales and/or profit expectations. As part of the Company’s strategy for growth, the Company has made and may continue to make acquisitions and divestitures and enter into strategic alliances. However, there can be no assurance that these will be completed or beneficial to the Company.
•	The Company’s future results may be affected if the Company receives less savings from its corporate initiatives than estimated. 3M’s corporate initiatives (in 2003, these initiatives included Six Sigma, Global Sourcing Effectiveness, 3M Acceleration, eProductivity and Indirect Cost Control) are expected to contribute an additional $400 million to operating income in 2004. There can be no assurance that all of the estimated savings from the initiatives will be realized.
•	The Company’s future results may be affected by various legal and regulatory proceedings, including those involving product liability, antitrust, environmental or other matters. The outcome of these legal proceedings may differ from the Company’s expectations because the outcomes of litigation, including regulatory matters, are often difficult to reliably predict. Various factors or developments can lead the Company to change current estimates of liabilities and related insurance receivables where applicable, or make such estimates for matters previously not susceptible of reasonable estimates, such as a significant judicial ruling or judgment, significant settlement or changes in applicable law. A future adverse ruling or unfavorable development could result in future charges that could have a material adverse effect on the Company’s results of operations or cash flows in any particular period. A specific factor that may influence the Company’s estimate of its future asbestos- related liabilities is the pending Congressional consideration of legislation to reform asbestos-related litigation and pertinent information derived from that process. For a more detailed discussion of the legal proceedings involving the Company and associated accounting estimates, see the discussion of “Legal Proceedings” in Part I, Item 3 of this document.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

In the context of Item 7A, market risk refers to the risk of loss arising from adverse changes in financial and derivative instrument market rates and prices, such as fluctuations in interest rates and foreign currency exchange rates. The Company discusses risk management in various places throughout this document, including discussions in Item 7 concerning Financial Condition and Liquidity, and Financial Instruments, and in the Notes to Consolidated Financial Statements (Debt, Derivatives and Other Financial Instruments, and the Derivatives and Hedging Activities accounting policy). All derivative activity is governed by written policies, and a value-at-risk analysis is provided for these derivatives. The Company does not have leveraged derivative positions.

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

Management has established and maintains a system of internal accounting and other controls for the Company and its subsidiaries. Management believes that established accounting procedures and related systems of internal control provide reasonable assurance that assets are safeguarded, that the books and records properly reflect all transactions, and that policies and procedures are implemented by qualified personnel. The Company’s system of internal controls is supported by widely communicated written policies, including business conduct policies, which are designed to require all employees to maintain high ethical standards in the conduct of Company affairs. Internal auditors continually review the accounting and control systems.

The Audit Committee, composed entirely of outside members of the Board of Directors, meets regularly with representatives of management, the independent accountants and the Company’s internal auditors to monitor the functioning of the accounting control systems and to review the results of the auditing activities. The Audit Committee selects the independent accountants for appointment, subject to shareholder ratification. The independent accountants have full and free access to the Audit Committee. The independent accountants conduct an objective, independent audit of the financial statements.

/s/ W. James McNerney, Jr. W. James McNerney, Jr. Chief Executive Officer 3M Company	/s/ Patrick D. Campbell Patrick D. Campbell Chief Financial Officer 3M Company

REPORT OF INDEPENDENT AUDITORS

To the Stockholders and Board of Directors of 3M Company:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the consolidated financial position of 3M Company and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 and Note 3 to the Consolidated Financial Statements, effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Minneapolis, Minnesota
February 9, 2004

3M Company and Subsidiaries
Consolidated Statement of Income

	Years ended December 31

	2003	2002	2001

	(Millions, except per share amounts)
Net sales	$18,232	$16,332	$16,054

Operating expenses
Cost of sales	9,285	8,496	8,749
Selling, general and administrative expenses	4,039	3,720	4,036
Research, development and related expenses	1,102	1,070	1,084
Other expense (income)	93	—	(88)

Total	14,519	13,286	13,781

Operating income	3,713	3,046	2,273

Interest expense and income
Interest expense	84	80	124
Interest income	(28)	(39)	(37)

Total	56	41	87

Income before income taxes and minority interest	3,657	3,005	2,186
Provision for income taxes	1,202	966	702
Minority interest	52	65	54

Net income	$2,403	$1,974	$1,430

Weighted average common shares outstanding – basic	782.8	780.0	788.6
Earnings per share – basic	$3.07	$2.53	$1.81

Weighted average common shares outstanding – diluted	795.3	791.0	799.9
Earnings per share – diluted	$3.02	$2.50	$1.79

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.
All share data has been adjusted to reflect the two-for-one stock split effective with third quarter 2003 reporting.

3M Company and Subsidiaries
Consolidated Balance Sheet

	At December 31

	2003	2002

	(Dollars in millions, except per share amounts)
Assets
Current assets
Cash and cash equivalents	$1,836	$618
Accounts receivable – net	2,714	2,527
Inventories	1,816	1,931
Other current assets	1,354	983

Total current assets	7,720	6,059

Investments	218	238
Property, plant and equipment – net	5,609	5,621
Goodwill	2,419	1,898
Intangible assets	274	269
Other assets	1,360	1,244

Total assets	$17,600	$15,329

Liabilities and Stockholders’ Equity
Current liabilities
Short-term borrowings and current portion of long-term debt	$1,202	$1,237
Accounts payable	1,087	945
Accrued payroll	436	411
Accrued income taxes	880	518
Other current liabilities	1,477	1,346

Total current liabilities	5,082	4,457
Long-term debt	1,735	2,140
Other liabilities	2,898	2,739

Total liabilities	9,715	9,336

Commitments and contingencies (Note 12)
Stockholders’ equity
Common stock, par value $.01 per share Shares outstanding – 2003: 784,117,360 Shares outstanding – 2002: 780,391,362	9	5
Capital in excess of par value	287	291
Retained earnings	14,010	12,748
Treasury stock	(4,641)	(4,767)
Unearned compensation	(226)	(258)
Accumulated other comprehensive income (loss)	(1,554)	(2,026)

Stockholders’ equity – net	7,885	5,993

Total liabilities and stockholders’ equity	$17,600	$15,329

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.
All share data has been adjusted to reflect the two-for-one stock split effective with third quarter 2003 reporting.

3M Company and Subsidiaries
Consolidated Statement of Changes in Stockholders’ Equity and Comprehensive Income

	Total	Common Stock and Capital In Excess of Par	Retained Earnings	Treasury Stock	Unearned Compensation	Accumulated Other Comprehensive Income (Loss)

	(Dollars in millions, except per share amounts)
Balance at December 31, 2000	$6,531	$296	$11,517	$(4,065)	$(303)	$(914)

Net income	1,430		1,430
Cumulative translation adjustment – net of $14 million tax provision	(267)					(267)
Minimum pension liability adjustment – net of $15 million tax benefit	(16)					(16)
Debt and equity securities, unrealized loss -- net of $11 million tax benefit	(17)					(17)
Derivative financial instruments – unrealized gain – net of $5 million tax provision	9					9

Total comprehensive income	1,139
Dividends paid ($1.20 per share)	(948)		(948)
Amortization of unearned compensation	17				17
Reacquired stock (24.0 million shares)	(1,322)			(1,322)
Issuances pursuant to stock option and benefit plans (12.2 million shares)	543		(85)	628
Issuances pursuant to acquisitions, net of returns of $1 million from escrow (net 2.2 million shares issued)	126			126

Balance at December 31, 2001	$6,086	$296	$11,914	$(4,633)	$(286)	$(1,205)

Net income	1,974		1,974
Cumulative translation adjustment – net of $14 million tax benefit	294					294
Minimum pension liability adjustment – net of $666 million tax benefit	(1,056)					(1,056)
Debt and equity securities, unrealized loss – net of $6 million tax benefit	(11)					(11)
Derivative financial instruments – unrealized loss – net of $28 million tax benefit	(48)					(48)

Total comprehensive income	1,153
Dividends paid ($1.24 per share)	(968)		(968)
Amortization of unearned compensation	28				28
Reacquired stock (15.8 million shares)	(942)			(942)
Issuances pursuant to stock option and benefit plans (13.6 million shares)	601		(172)	773
Issuances pursuant to acquisitions, (0.6 million shares)	35			35

Balance at December 31, 2002	$5,993	$296	$12,748	$(4,767)	$(258)	$(2,026)

Net income	2,403		2,403
Cumulative translation adjustment – net of $16 million tax benefit	650					650
Minimum pension liability adjustment – net of $84 million tax benefit	(173)					(173)
Debt and equity securities, unrealized gain – net of $1 million tax provision	1					1
Derivative financial instruments – unrealized loss – net of $3 million tax benefit	(6)					(6)

Total comprehensive income	2,875
Dividends paid ($1.32 per share)	(1,034)		(1,034)
Amortization of unearned compensation	32				32
Reacquired stock (9.7 million shares)	(685)			(685)
Issuances pursuant to stock option and benefit plans (13.4 million shares)	704		(107)	811

Balance at December 31, 2003	$7,885	$296	$14,010	$(4,641)	$(226)	$(1,554)

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.
All share data has been adjusted to reflect the two-for-one stock split effective with third quarter 2003 reporting.

3M Company and Subsidiaries
Consolidated Statement of Cash Flows

	Years ended December 31

	2003	2002	2001

	(Dollars in millions)
Cash Flows from Operating Activities
Net income	$2,403	$1,974	$1,430
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	964	954	1,089
Company pension contributions	(749)	(1,086)	(157)
Deferred income tax provision	115	579	1
Changes in assets and liabilities
Accounts receivable	38	145	345
Inventories	281	279	194
Other current assets	(187)	58	(97)
Other assets – net of amortization	(59)	(54)	109
Accrued income taxes	424	(11)	211
Accounts payable and other current liabilities	112	(33)	(62)
Other liabilities	397	113	8
Other – net	34	74	7

Net cash provided by operating activities	3,773	2,992	3,078

Cash Flows from Investing Activities
Purchases of property, plant and equipment (PP&E)	(677)	(763)	(980)
Proceeds from sale of PP&E and other assets	129	83	113
Acquisitions, net of cash acquired	(439)	(1,258)	(218)
Purchases of investments	(16)	(7)	(12)
Proceeds from sale of investments	34	18	47

Net cash used in investing activities	(969)	(1,927)	(1,050)

Cash Flows from Financing Activities
Change in short-term debt – net	(215)	(204)	(20)
Repayment of debt (maturities greater than 90 days)	(719)	(497)	(1,564)
Proceeds from debt (maturities greater than 90 days)	494	1,146	1,693
Purchases of treasury stock	(685)	(942)	(1,322)
Reissuances of treasury stock	555	522	462
Dividends paid to stockholders	(1,034)	(968)	(948)
Distributions to minority interests	(13)	(78)	(17)
Other – net	(10)	—	—

Net cash used in financing activities	(1,627)	(1,021)	(1,716)

Effect of exchange rate changes on cash and cash equivalents	41	(42)	2

Net increase in cash and cash equivalents	1,218	2	314
Cash and cash equivalents at beginning of year	618	616	302

Cash and cash equivalents at end of year	$1,836	$618	$616

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

Notes to Consolidated Financial Statements

NOTE 1. Significant Accounting Policies

Consolidation: 3M is a diversified global manufacturer, technology innovator and marketer of a wide variety of products. All significant subsidiaries are consolidated. All significant intercompany transactions are eliminated. As used herein, the term “3M” or “Company” refers to 3M Company and subsidiaries unless the context indicates otherwise.

Foreign currency translation: Local currencies generally are considered the functional currencies outside the United States. Assets and liabilities for operations in local-currency environments are translated at year-end exchange rates. Income and expense items are translated at average rates of exchange prevailing during the year. Cumulative translation adjustments are recorded as a component of accumulated other comprehensive income in stockholders’ equity.

Reclassifications: Certain prior period balance sheet amounts and certain business segment information have been reclassified to conform with the current year presentation.

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

Investments: Investments primarily include the cash surrender value of life insurance policies, real estate, venture capital and equity-method investments. Unrealized gains and losses relating to investments classified as available-for-sale are recorded as a component of accumulated other comprehensive income (loss) in stockholders’ equity.

Inventories: Inventories are stated at lower of cost or market, with cost generally determined on a first-in, first-out basis.

Property, plant and equipment: Property, plant and equipment, including capitalized interest and internal engineering costs, are recorded at cost. Depreciation of property, plant and equipment generally is computed using the straight-line method based on the estimated useful lives of the assets. The estimated useful lives of buildings and improvements primarily range from 10 to 40 years, with the majority in the range of 20 to 40 years. Machinery and equipment estimated useful lives primarily range from 3 to 15 years, with the majority in the range of 5 to 10 years. Fully depreciated assets are retained in property and accumulated depreciation accounts until disposal. Upon disposal, assets and related accumulated depreciation are removed from the accounts and the net amount, less proceeds from disposal, is charged or credited to operations. Property, plant and equipment amounts are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset (asset group) may not be recoverable. An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss to be recorded is calculated by the excess of the asset’s carrying value over its fair value. Fair value is generally determined using a discounted cash flow analysis.

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This statement retains the requirements of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, to recognize impairments related to Property, Plant and Equipment, but removes goodwill from its scope. The adoption of SFAS No. 144 did not have a material impact on the Company’s Consolidated Financial Statements.

Goodwill: Goodwill is the excess of cost of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a business combination. Effective January 1, 2002, with the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill is not amortized. Prior to January 1, 2002, goodwill was amortized on a straight-line basis, ranging from 5 to 40 years. Beginning January 1, 2002, goodwill is tested for impairment annually, and will be tested for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Impairment testing for goodwill is done at a reporting unit level. Reporting units are one level below the business segment level, but can be combined when reporting units within the same segment have similar economic characteristics. Under the criteria set forth by SFAS No. 142, 3M has 18 reporting units based on the current structure effective January 1, 2003. The vast majority of goodwill relates to and is assigned directly to a specific reporting unit. An impairment loss generally would be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. The estimated fair value of a reporting unit is determined using earnings for the reporting unit multiplied by a price/earnings ratio for comparable industry groups, or by using a discounted cash flow analysis. The Company completed its assessment of any potential impairment upon ad option of this standard and performs annual assessments. The Company has determined that no impairments exist. Prior to January 1, 2002, goodwill was tested for impairment in a manner consistent with property, plant and equipment and intangible assets with a definite life. See Note 3 to the Consolidated Financial Statements for goodwill and indefinite-lived intangible asset information, including supplemental consolidated statement of income information on both a reported and adjusted basis.

Intangible assets: Intangible assets include patents, tradenames and other intangible assets acquired from an independent party. Effective January 1, 2002, with the adoption of SFAS No. 142, intangible assets with an indefinite life, namely certain tradenames, are not amortized. Intangible assets with a definite life are amortized on a straight-line basis with estimated useful lives ranging from 2 to 17 years. Indefinite-lived intangible assets will be tested for impairment annually, and will be tested for impairment between annual tests if an event occurs or circumstances change that would indicate that the carrying amount may be impaired. Intangible assets with a definite life are tested for impairment whenever events or circumstances indicate that a carrying amount of an asset (asset group) may not be recoverable. The Company has determined that no impairments exist. An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated undiscounted cash flows used i n determining the fair value of the asset. The amount of the impairment loss to be recorded is calculated by the excess of the asset’s carrying value over its fair value. Fair value is generally determined using a discounted cash flow analysis. Costs related to internally developed intangible assets are expensed as incurred.

Revenue (sales) recognition: The Company sells a wide range of products to a diversified base of customers around the world and has no material concentration of credit risk. Revenue is recognized when the risks and rewards of ownership have substantively transferred to customers. This condition normally is met when the product has been delivered or upon performance of services. The Company records estimated reductions to revenue for customer and distributor incentives, such as rebates, at the time of the initial sale.

The majority of 3M’s sales agreements are for standard products and services with customer acceptance occurring upon delivery of the product or performance of the service. 3M also enters into agreements that contain multiple-elements (such as equipment, installation and service) or non-standard terms and conditions. For multiple-element arrangements, 3M recognizes revenue for delivered elements when the delivered item has stand-alone value to the customer, fair values of undelivered elements are known, customer acceptance has occurred, and there are only customary refund or return rights related to the delivered elements. In addition to the preceding conditions, equipment revenue is not recorded until the installation has been completed if equipment acceptance is dependent upon installation, or if installation is essential to the functionality of the equipment. Installation revenues are not recorded until installation has been completed. For prepaid service contracts, sales rev enue is recognized on a straight-line basis over the term of the contract, unless historical evidence indicates the costs are incurred on other than a straight-line basis. License fee revenue is recognized as earned, with no revenue recognized until the inception of the license term. On occasion, agreements will contain milestones, or 3M will recognize revenue based on proportional performance. For these agreements, and depending on the specifics, 3M may recognize revenue upon completion of a substantive milestone, or in proportion to costs incurred.

Advertising and merchandising: These costs are charged to operations in the year incurred, and totaled $405 million in 2003, $372 million in 2002 and $407 million in 2001.

Research, development and related expenses: These costs are charged to operations in the year incurred and are shown on a separate line of the Consolidated Statement of Income. Research and development expenses, covering basic scientific research and the application of scientific advances to the development of new and improved products and their uses, totaled $749 million in 2003, $738 million in 2002 and $745 million in 2001. Related expenses primarily include technical support provided to customers for existing products by 3M laboratories.

Internal-use software: The Company capitalizes direct costs of materials and services used in the development of internal-use software. Amounts capitalized are amortized on a straight-line basis over a period of 3 to 5 years and are reported as a component of machinery and equipment within property, plant and equipment.

Environmental: Environmental expenditures relating to existing conditions caused by past operations that do not contribute to current or future revenues are expensed. Liabilities for remediation costs are recorded on an undiscounted basis when they are probable and reasonably estimable, generally no later than the completion of feasibility studies or the Company’s commitment to a plan of action. Environmental expenditures for capital projects that contribute to current or future operations generally are capitalized and depreciated over their estimated useful lives.

Income taxes: The provision for income taxes is determined using the asset and liability approach. Under this approach, deferred income taxes represent the expected future tax consequences of temporary differences between the carrying amounts and tax basis of assets and liabilities.

Accounting for stock-based compensation: The intrinsic value method is used as prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and generally no compensation cost is recognized for either the General Employees’ Stock Purchase Plan (GESPP) or the Management Stock Ownership Program (MSOP). The GESPP is considered non-compensatory. In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, “Accounting for Stock-Based Compensation –Transition and Disclosure — an amendment of SFAS No. 123.” The Company has adopted the disclosure requirements of SFAS No. 148. Refer to Notes 14 and 15 for additional information concerning the GESPP and MSOP. Pro forma amounts based on the options’ estimated fair value, net of tax, at the grant dates for awards under the Company’s stock-based compensation plans for the year ended December 31 are as follows:

Stock-Based Compensation
Pro Forma Net Income and Earnings Per Share

	2003	2002	2001

	(Millions, except per share amounts)
Net income, as reported	$2,403	$1,974	$1,430
Add: Stock-based compensation expense included in net income, net of related tax effects	3	2	12
Deduct: Total stock-based compensation expense determined under fair value, net of related tax effects	(120)	(144)	(164)

Pro forma net income	2,286	1,832	1,278

Earnings per share – basic
As reported	$3.07	$2.53	$1.81
Pro forma	2.92	2.35	1.62

Earnings per share – diluted
As reported	$3.02	$2.50	$1.79
Pro forma	2.88	2.32	1.60

Comprehensive income: Total comprehensive income and the components of accumulated other comprehensive income (loss) are presented in the Consolidated Statement of Changes in Stockholders’ Equity and Comprehensive Income. Accumulated other comprehensive income (loss) is composed of foreign currency translation effects (including hedges of net investments in international companies), minimum pension liability adjustments, unrealized gains and losses on available-for-sale debt and equity securities, and unrealized gains and losses on cash flow hedging instruments.

Earnings per share: The difference in the weighted average shares outstanding for calculating basic and diluted earnings per share is attributable to the dilution associated with the Company’s stock-based compensation plans. Certain MSOP average options outstanding during the years 2003, 2002 and 2001 were not included in the computation of diluted earnings per share because they would not have had a dilutive effect (6.4 million shares for 2003, 11.0 million shares for 2002 and 8.4 million shares for 2001). As discussed in Note 9 to the Consolidated Financial Statements, the conditions for conversion related to the Company’s $639 million in aggregate face amount of Convertible Notes were not met in 2003; accordingly, there was no impact on 3M’s diluted earnings per share. If the conditions for conversion are met, 3M may choose to pay in cash and/or common stock. The computations for basic and diluted earnings per share for the year ended December 31 follow:

Earnings Per Share Computations

	2003	2002	2001

	(Amounts in millions, except per share amounts)
Numerator:
Net income	$2,403	$1,974	$1,430

Denominator:
Denominator for weighted average common shares outstanding – basic	782.8	780.0	788.6
Dilution associated with the Company’s stock-based compensation plans	12.5	11.0	11.3

Denominator for weighted average common shares outstanding – diluted	795.3	791.0	799.9

Earnings per share – basic	$3.07	$2.53	$1.81
Earnings per share – diluted	3.02	2.50	1.79

Derivatives and hedging activities: All derivative instruments are recorded on the balance sheet at fair value. The Company uses interest rate swaps, currency swaps, and forward and option contracts to manage risks generally associated with foreign exchange rate, interest rate and commodity market volatility. All hedging instruments are designated and effective as hedges, in accordance with U.S. generally accepted accounting principles. If the underlying hedged transaction ceases to exist, all changes in fair value of the related derivatives that have not been settled are recognized in current earnings. Instruments that do not qualify for hedge accounting are marked to market with changes recognized in current earnings. The Company does not hold or issue derivative financial instruments for trading purposes and is not a party to leveraged derivatives.

New Accounting Pronouncements

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements concerning its obligations under certain guarantees that it has issued. It also clarifies (for guarantees issued after January 1, 2003) that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligations undertaken in issuing the guarantee. For the year ended December 31, 2003, 3M did not have any material guarantees that required recognition as a liability. Disclosures concerning guarantees are found in Note 12 to the Consolidated Financial Statements.

Effective January 1, 2003, the Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations”. This statement establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. The adoption of this standard did not materially impact 3M’s consolidated financial position or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities” and, in December 2003, the FASB revised FIN 46. This interpretation addresses the requirements for business enterprises to consolidate related entities in which they are determined to be the primary economic beneficiary as a result of their variable economic interests. The interpretation provides guidance in evaluating multiple economic interests in an entity and in determining the primary beneficiary. The December 2003 revision to FIN 46 deferred the effective date for variable interest entities (VIEs) created before February 1, 2003, that are not special purpose entities to January 1, 2004, for 3M. FIN 46 was effective October 1, 2003, for special purpose entities and 3M does not have any special purpose entities. The Company has reviewed its major commercial relationships and its overall economic interests with other companies consisting of related parties, contracted manufacturing vendors, companies in which it has an equity position, and other suppliers to determine the extent of its variable economic interests in these parties. As a result of this review, 3M has identified several immaterial VIEs related to manufacturing-supplier arrangements. 3M does not believe it is the primary beneficiary in these relationships and, therefore, does not anticipate consolidating any of these VIEs.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is effective for certain contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of this standard did not impact 3M’s consolidated financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 requires that an issuer classify certain financial instruments within its scope as a liability (or an asset in some circumstances). Effective July 1, 2003, the Company adopted SFAS No. 150. The adoption of this standard did not impact 3M’s consolidated financial position or results of operations.

In May 2003, Emerging Issues Task Force (EITF) No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”, was finalized. This issue addresses certain aspects of accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. The guidance in EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition,” which codifies and rescinds certain sections of SAB No. 101, “Revenue Recognition”, in order to make this interpretive guidance consistent with EITF No. 00-21. The adoption of these standards did not impact 3M’s consolidated financial position or results of operations.

In December 2003, the FASB revised SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” effective for fiscal years ending after December 15, 2003. This revision added disclosures related to assets, obligations and cash flows. This statement does not change the standards for measurement or recognition of pension plans and other postretirement benefit plans as required by SFAS No. 87, “Employers’ Accounting for Pensions”, SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans for Termination Benefits” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”.

On January 12, 2004, the FASB issued FASB Staff Position No. 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”, which allows the deferral of financial recognition of the Medicare Prescription Drug Improvement and Modernization Act until the FASB issues final accounting guidance. Refer to Note 11 to the Consolidated Financial Statements for additional information.

NOTE 2. Acquisitions and Divestitures

General: In 2003, 2002 and 2001, all business combinations completed by the Company used the purchase method of accounting. Effective January 1, 2002, with the adoption of SFAS No. 142, goodwill and indefinite-lived intangibles are no longer amortized.

Year 2003 acquisitions: In January 2003, 3M purchased an additional 25% interest in Sumitomo 3M Limited from NEC Corporation for $377 million in cash. Prior to this purchase, 3M controlled and owned 50% of Sumitomo 3M Limited and fully consolidated both Sumitomo 3M Limited’s balance sheet and results of operations, with a provision for the minority interest that did not have participating rights. As a result of this acquisition, 3M now owns 75% of Sumitomo 3M Limited. Sumitomo Electric Industries, Ltd., a Japanese corporation, owns the remaining 25% of Sumitomo 3M Limited. Because all business segments benefit from this combination, goodwill acquired in this acquisition was allocated to 3M’s seven business segments.

During the first quarter of 2003, 3M (Display and Graphics Business) finalized the purchase of Corning Precision Lens, Inc. (Precision Optics, Inc.), which was acquired in December 2002. The impacts of finalizing the purchase price allocation, including a working capital adjustment and payment of direct acquisition expenses, are shown in the business combination activity table that follows.

During the year ended December 31, 2003, 3M entered into six additional business combinations for a total purchase price of $49 million, net of cash acquired.

     1)  3M (Industrial Business) purchased 100% of the outstanding shares of Solvay Fluoropolymers, Inc. (SFI), previously a wholly owned subsidiary of Solvay America, Inc. SFI is a manufacturer of fluoroplastic products.

     2)  3M (Display and Graphics Business) purchased Corning Shanghai Logistics Company Limited, previously a wholly owned subsidiary of Corning Incorporated. This business is involved in the distribution of lens systems for projection televisions.

     3)  3M (Safety, Security and Protection Services Business) purchased 100% of the outstanding shares of GuardiaNet Systems, Inc., a software company.

     4)  3M (Electro and Communications Business) purchased the outstanding minority interest of Pouyet Communications, Inc. (PCI), an Indian company. PCI is a telecommunications supplier.

     5)  3M (Health Care Business) purchased 100% of the outstanding shares of Vantage Health Limited, a British company. Vantage Health Limited develops health information systems software.

     6)  3M (Health Care Business) purchased certain tangible and intangible assets from AstraZeneca S.p.A., an Italian company. AstraZeneca S.p.A. is a research-based pharmaceuticals company.

The business combination activity for the year ended December 31, 2003, is summarized in the following table. Purchased identifiable intangible assets of $12 million will be amortized on a straight-line basis over lives ranging from 5 to 15 years (weighted-average life of 11.3 years). There were no in-process research and development charges associated with these acquisitions. Pro forma information related to these acquisitions is not included because the impact of these acquisitions, either individually or in the aggregate, on the Company’s consolidated results of operations is not considered to be material.

2003 ACTIVITY

Asset (Liability)	Sumitomo 3M Limited	Precision Optics, Inc. (2003 activity)	Aggregation of Remaining Acquisitions	Total Activity

	(Millions)
Accounts receivable	$—	$—	$4	$4
Inventory	9	—	14	23
Other current assets	—	—	1	1
Investments	—	—	(15)	(15)
Property, plant, and equipment – net	—	(3)	29	26
Purchased intangible assets	—	4	8	12
Purchased goodwill	289	8	11	308
Deferred tax asset	37	—	—	37
Accounts payable and other current liabilities	—	4	(6)	(2)
Minority interest liability	139	—	1	140
Other long-term liabilities	(97)	—	2	(95)

Net assets acquired	$377	$13	$49	$439

Year 2002 acquisitions: In December 2002, 3M purchased 100% of the outstanding common shares of Corning Precision Lens, Inc., a wholly owned subsidiary of Corning Incorporated, for $850 million in cash. Corning Precision Lens, Inc. has become a wholly owned subsidiary of 3M, operating under the name 3M Precision Optics, Inc. The acquired company is a manufacturer of lens systems for projection televisions, which will broaden 3M’s technology position in the global display industry. The purchase agreement between 3M and Corning Incorporated contained a contingency. This contingency was based on the final working capital valuation of the assets purchased and liabilities assumed as of the acquisition date. This contingency was not booked in 3M’s balance sheet as of December 31, 2002, because the final amount of the asset or liability was not known. This contingency was resolved in 2003 and is discussed previously under “Year 2003 acquisitions”.

In December 2002, 3M purchased the 43% minority ownership of 3M Inter-Unitek GmbH. 3M paid $304 million in cash to the minority interest shareholders of 3M Inter-Unitek GmbH. 3M Inter-Unitek GmbH is the parent company of 3M ESPE Dental AG.

During the year ended December 31, 2002, 3M completed seven additional business combinations for a total purchase price of $139 million, which was paid with $104 million in cash, net of cash acquired, and $35 million of 3M common stock (555,584 common shares, split-adjusted). A summary of these seven business combinations follows:

     1)  3M (Industrial Business) purchased certain assets and specified liabilities of Emtech Emulsion Technologies, Inc. and Emtech Manufacturing Corporation. These companies are involved in the manufacture and sale of durable film label materials.

     2)  3M (Industrial Business) purchased certain assets and specified liabilities of Polymer Manufacturing, Inc. This company, based in Oxnard, California, is a manufacturer of two-part polyurethane adhesives, plastic repair materials, sealants and related accessories.

     3)  3M (Safety, Security and Protection Services Business) purchased the shares of AiT Corporation. AiT Corporation, based in Ottawa, Ontario, Canada, is a manufacturer of travel ID security systems.

     4)  3M (Health Care Business) purchased the shares of Ruffing IT. This company, based in Germany, develops quality assurance software for medical records.

     5)  3M (Health Care Business) purchased from GlaxoSmithKline the right to manufacture and distribute the Migril product line in certain African nations. Migril is an over-the-counter treatment for migraine attacks.

     6)  3M (Industrial Business) purchased an 80% interest in certain assets of Shanghai Grinding Wheel Works, a Chinese company. These assets will be used to manufacture and sell coated abrasive products.

     7)  3M (Electro and Communications Business) purchased an additional 6% of Quante AG (a telecommunications supplier).

The business combination activity for the year ended December 31, 2002, is summarized in the following table. Purchased identifiable intangible assets of $45 million will be amortized on a straight-line basis over lives ranging from 2 to 17 years (weighted-average life of 10.6 years). There were no in-process research and development charges associated with these acquisitions. Pro forma information related to these acquisitions is not included because the impact of these acquisitions, either individually or in the aggregate, on the Company’s consolidated results of operations is not considered to be material.

2002 ACTIVITY

Asset (Liability)	Precision Optics, Inc.	3M Inter-Unitek GmbH	Aggregation of Remaining Acquisitions	Total Activity

	(Millions)
Accounts receivable	$36	$—	$7	$43
Inventory	21	5	5	31
Other current assets	1	—	—	1
Property, plant and equipment – net	107	—	11	118
Purchased indefinite-lived intangible assets	—	—	2	2
Purchased identifiable intangible assets	36	—	9	45
Purchased goodwill	672	12	101	785
Accounts payable and other current liabilities	(23)	—	(6)	(29)
Interest bearing debt	—	—	(4)	(4)
Minority interest liability	—	289	14	303
Other long-term liabilities	—	(2)	—	(2)

Net assets acquired	$850	$304	$139	$1,293

Cash, net of cash acquired	$850	$304	$104	$1,258
Non-cash (3M shares at fair value)	—	—	35	35

Net assets acquired	$850	$304	$139	$1,293

Year 2001 acquisitions: In 2001, the Company completed three notable business combinations and also acquired five smaller businesses for a total purchase price of $218 million (net of cash acquired), plus 2,248,270 shares (split-adjusted) of 3M common stock. 3M acquired MicroTouch Systems, Inc., a touch screen manufacturer, for $158 million in cash, net of cash acquired. 3M also acquired Robinson Nugent, Inc., a telecommunications supplier, in exchange for 2,248,270 shares of 3M common stock that had a fair market value of $127 million as of the acquisition date. 3M also combined its German dental business (3M Inter-Unitek GmbH, an existing 3M subsidiary) with ESPE Dental AG, a German dental products manufacturer. 3M Inter-Unitek GmbH acquired 100% of the outstanding shares of ESPE Dental AG in exchange for 43% ownership in 3M Inter-Unitek GmbH and $25 million, net of cash acquired. Upon completion of this transaction, and as of December 31, 2001, 3M held a 57% controlling interest in 3M Inter-Un itek GmbH and consolidated it with a provision for the minority interest that did not have participating rights. As previously stated, 3M purchased the remaining minority interest shares of 3M Inter-Unitek GmbH in 2002.

The 2001 purchased intangible assets, including goodwill, through December 31, 2001, are being amortized on a straight-line basis over the periods benefited, ranging from 4 to 40 years. In accordance with SFAS No. 142, goodwill and indefinite-lived intangible assets are not amortized effective January 1, 2002. In-process research and development charges associated with these acquisitions were not material. Pro forma information related to these acquisitions is not provided because the impact of these acquisitions, either individually or in the aggregate, on the Company’s consolidated results of operations is not considered to be material.

The purchase price allocations and the resulting impact on the Consolidated Balance Sheet relating to all 2001 business combinations follow:

2001 ACTIVITY

Asset (Liability)	Total Activity

(Millions)
Accounts receivable	$67
Inventories	64
Other current assets	19
Property, plant and equipment – net	110
Purchased intangible assets	473
Other assets	23
Accounts payable and other current liabilities	(138)
Interest bearing debt	(16)
Minority interest liability	(243)
Other long-term liabilities	(14)

Net assets acquired	$345

Cash, net of cash acquired	$218
Non-cash (3M shares at fair value)	127

Net assets acquired	$345

Subsequent events: In the first quarter of 2004, 3M entered into two business combination agreements, neither of which impacted 2003 operating results or the balance sheet as of December 31, 2003. 3M announced in February 2004 that it had completed the acquisition of HighJump Software, Inc., a U.S. company that provides supply chain execution software and solutions. The total purchase price of approximately $67 million included $24 million in cash (net of cash acquired) plus 541,581 shares of 3M common stock. The common stock had a market value of approximately $43 million at the acquisition measurement date and was previously held as 3M treasury stock. In March 2004, 3M completed the acquisition of Hornell International, a Swedish company, for approximately $100 million in cash, including assumption of debt. Hornell is a global supplier of personal protective equipment. The purchase price allocations of these two business combinations have not been finalized. Pro forma information related to the se acquisitions is not included because the impact of these acquisitions, either individually or in the aggregate, on the Company’s consolidated results is not considered to be material.

NOTE 3. Goodwill and Indefinite-Lived Intangible Assets

As discussed in Note 16 to the Consolidated Financial Statements, 3M realigned its business segments and began reporting under this new structure effective January 1, 2003. The business segment realignment resulted in certain changes in reporting units for 3M. Effective January 1, 2003, 3M has 18 reporting units under the criteria set forth by SFAS No. 142. SFAS No. 142 requires that goodwill be tested for impairment at least annually and when reporting units are changed. During the first quarter of 2003, the Company completed its assessment of any potential goodwill impairments under this new structure and determined that no impairments existed. In addition, the Company completed its annual goodwill impairment test in the fourth quarter of 2003 and determined that no goodwill was impaired.

Goodwill recorded in 2003 totaled $308 million, with $8 million expected to be fully deductible for tax purposes. The increase in the goodwill balance in 2003 primarily relates to the 2003 business combinations previously discussed and changes in foreign currency exchange rates during the period. The goodwill balance by business segment as of December 31, 2002, and December 31, 2003, follows:

Goodwill

	Dec. 31, 2002 balance	2003 acquisition activity	2003 translation and other	Dec. 31, 2003 balance

	(Millions)
Health Care	$393	$56	$64	$513
Industrial	220	64	39	323
Display and Graphics	824	65	14	903
Consumer and Office	17	33	6	56
Safety, Security and Protection Services	59	32	9	100
Electro and Communications	380	38	76	494
Transportation	5	20	5	30

Total Company	$1,898	$308	$213	$2,419

In accordance with SFAS No. 142, beginning January 1, 2002, 3M no longer amortizes goodwill and certain indefinite-lived intangible assets. Amortization expense by business segment relating to goodwill and indefinite-lived intangible assets for the year ended December 31, 2001, follows:

Amortization Expense

2001

(Millions)
Health Care	$22
Industrial	6
Display and Graphics	11
Consumer and Office	2
Safety, Security and Protection Services	3
Electro and Communications	22
Transportation	1

Total Company	$67
Income taxes	(12)
Minority interest	(4)

Amortization – net of income taxes and minority interest	$51

The impact of SFAS No. 142 on reported results for the years ended December 31 follows:

Goodwill and Indefinite-Lived Tradenames
Supplemental Consolidated Statement of Income Information

	2003	2002	2001

	(Millions, except per share amounts)
Reported net income	$2,403	$1,974	$1,430

Add back:
Goodwill amortization – net	—	—	48
Indefinite-lived tradename amortization – net	—	—	3

Adjusted net income	$2,403	$1,974	$1,481

Earnings per share – basic
Reported net income	$3.07	$2.53	$1.81
Add back:
Goodwill and indefinite-lived tradename amortization – net	—	—	0.07

Adjusted net income	$3.07	$2.53	$1.88

Earnings per share – diluted
Reported net income	$3.02	$2.50	$1.79
Add back:
Goodwill and indefinite-lived tradename amortization – net	—	—	0.06

Adjusted net income	$3.02	$2.50	$1.85

Acquired Intangible Assets

The carrying amount and accumulated amortization of acquired intangible assets as of December 31 follow:

	2003	2002

	(Millions)
Patents	$320	$297
Other amortizable intangible assets	125	93
Non-amortizable intangible assets (tradenames)	64	61

Total gross carrying amount	509	451

Accumulated amortization – patents	(153)	(123)
Accumulated amortization – other	(82)	(59)

Total accumulated amortization	(235)	(182)

Total intangible assets – net	$274	$269

Amortization expense for acquired intangible assets (excluding amortization of goodwill and indefinite-lived intangible assets of $67 million in 2001) for the years ended December 31 follows:

	2003	2002	2001

	(Millions)
Amortization expense	$41	$39	$32

Expected amortization expense for acquired intangible assets recorded as of December 31, 2003 follows:

	2004	2005	2006	2007	2008	After 2008

	(Millions)
Amortization expense	$39	$33	$31	$25	$24	$58

The preceding expected amortization expense is an estimate. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, changes in foreign currency exchange rates, impairment of intangible assets, accelerated amortization of intangible assets and other events.

NOTE 4. 2001/2002 Corporate Restructuring Program

During the first half of 2001, the Company developed and announced a restructuring plan that consolidated certain operations and streamlined the organization to increase speed and productivity. In June 2001, the Company completed the identification of the significant actions to be taken and obtained approvals from the appropriate level of management. In the fourth quarter of 2001, the Company obtained approvals for certain additional actions. These actions were substantially completed by June 30, 2002.

During 2001, 3M incurred $569 million of pre-tax expenses principally related to the restructuring plan. The 2001 charges related to employee severance and benefits ($472 million), accelerated depreciation ($80 million) and other ($17 million). In the first six months of 2002, 3M incurred $202 million of pre-tax expense relating to the restructuring plan. The 2002 charges related to employee severance and benefits ($111 million), accelerated depreciation ($47 million) and other ($44 million).

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

In connection with its restructuring plan, the Company eliminated a total of about 6,900 positions. These positions represented a wide range of functions throughout the Company. Of the 6,900 employment reductions, about 45% occurred in the United States, 30% in Europe and the balance in other international areas. All business segments were impacted directly and also indirectly through reduced allocations of corporate staff service costs. In order to enhance segment comparability and reflect management’s focus on ongoing operations, these restructuring costs have not been recorded in the individual business segments (recorded in Corporate and Unallocated).

Special termination pension and medical benefits, aggregating $43 million in 2002 and $62 million in 2001, were offered to eligible employees. Certain pension and medical benefits will generally be paid over their life expectancies. The Company also recorded $3 million of non-cash stock option expense in 2002 ($8 million in 2001) due to the reclassification of certain employees age 50 and older to retiree status, resulting in a modification of their original stock option awards for accounting purposes. The current liabilities and a portion of the non-current liabilities were funded through cash provided by operations, while funding for certain long-term special termination pension and medical liabilities are provided through established pension and postretirement trust funds. The majority of the long-term portion of the liability, primarily special termination pension and medical liabilities, is reflected as a component of 3M’s pension and medical trust plans as a portion of th e Accumulated Benefit Obligation (ABO). It is estimated that 3M’s benefit plans reflect approximately $56 million of restructuring-related long-term liabilities that had not yet been paid out by the trusts as of December 31, 2003. This amount is reduced gradually over time as the trust funds make payments.

The restructuring plan included actions in 25 locations in the United States, 27 in Europe, eight in the Asia Pacific area, 13 in Latin America and four in Canada. The Company did not discontinue any major product lines as a result of the restructuring plan. The restructuring charges did not include any write-down of goodwill or other intangible assets.

Selected information related to these charges follows:

2001/2002 Corporate
Restructuring Program

	Employee Severance and Benefits	Accelerated Depreciation	Other	Total

	(Millions)
Charges
Year 2001 charges	$472	$80	$17	$569
Year 2002 charges	111	47	44	202

Total charges	$583	$127	$61	$771

Current liability at December 31, 2000	$—	$—	$—	$—

2001 charges	472	80	17	569
2001 cash payments	(155)	—	(4)	(159)
2001 non-cash and long-term portion of liability	(132)	(80)	—	(212)

Current liability at December 31, 2001	$185	$—	$13	$198

2002 charges	111	47	44	202
2002 cash payments	(267)	—	(39)	(306)
2002 reclassification from long-term portion of liability	47	—	—	47
2002 non-cash and long-term portion of liability	(46)	(47)	—	(93)

Current liability at December 31, 2002	$30	$—	$18	$48

2003 cash payments	(29)	—	(17)	(46)

Current liability at December 31, 2003	$1	$—	$1	$2

NOTE 5. Supplemental Balance Sheet Information

	2003	2002

	(Millions)
Accounts receivable
Accounts receivable	$2,813	$2,615
Allowances	(99)	(88)

Accounts receivable – net	$2,714	$2,527

Inventories
Finished goods	$921	$1,011
Work in process	596	591
Raw materials	299	329

Total inventories	$1,816	$1,931

Other current assets
Product and other insurance receivables	$448	$313
Deferred income taxes	363	231
Prepaid expenses and other	543	439

Total other current assets	$1,354	$983

Investments
Available-for-sale (fair value)	$12	$10
Equity-method	21	38
Cash surrender value of life insurance policies, real estate and other (cost, which approximates fair value)	185	190

Total investments	$218	$238

	2003	2002

	(Millions)
Property, plant and equipment – at cost
Land	$259	$238
Buildings and leasehold improvements	4,353	3,979
Machinery and equipment	10,851	10,423
Construction in progress	286	391
Capital leases	92	27

Gross property, plant and equipment	15,841	15,058
Accumulated depreciation*	(10,232)	(9,437)

Property, plant and equipment – net	$5,609	$5,621

Other assets
Prepaid pension benefits	$580	$467
Product and other insurance receivables	477	446
Deferred income taxes	183	210
Other	120	121

Total other assets	$1,360	$1,244

Other current liabilities
Accrued trade payables	$393	$279
Employee benefits and withholdings	289	357
Deferred income	196	198
Property and other taxes	171	157
Product and other claims	158	122
Deferred income taxes	12	10
Other	258	223

Total other current liabilities	$1,477	$1,346

Other liabilities
Non-funded pension and postretirement benefits	$970	$1,220
Employee benefits	527	307
Product and other claims	445	332
Deferred income taxes	426	346
Minority interest in subsidiaries	230	294
Deferred income	72	112
Capital lease obligations	70	2
Other	158	126

Total other liabilities	$2,898	$2,739

*	Includes capital leases accumulated depreciation of $25 million for 2003 and $19 million for 2002.

Accounts payable (included as a separate line item on the Consolidated Balance Sheet) includes drafts payable on demand of $67 million at December 31, 2003, and $75 million at December 31, 2002.

NOTE 6. Supplemental Stockholders’ Equity and Comprehensive Income Information

On August 11, 2003, 3M’s Board of Directors declared a two-for-one split of the Company’s common stock. The stock split was in the form of a stock dividend of one additional share for each share owned by stockholders of record and each share held in treasury as of the close of business on September 22, 2003, and was distributed on September 29, 2003. Information (such as per share amounts, weighted average shares and shares outstanding) has been adjusted in the accompanying financial statements and related notes to reflect this split.

Common stock ($.01 par value per share) of 1.5 billion shares is authorized, with 944,033,056 shares issued. During the third quarter of 2003, $4 million was transferred within stockholders’ equity from “Capital in excess of par value” to “Common stock” in connection with the two-for-one split of the Company’s common stock. Treasury stock is reported at cost, with 159,915,696 shares at December 31, 2003, 163,641,694 shares at

December 31, 2002, and 161,425,784 shares at December 31, 2001. Preferred stock, without par value, of 10 million shares is authorized but unissued.

The components of the ending balances of accumulated other comprehensive income (loss) as of December 31 follow:

Accumulated Other Comprehensive Income (Loss)

	2003	2002	2001

	(Millions)
Cumulative translation – net	$(208)	$(858)	$(1,152)
Minimum pension liability adjustments – net	(1,303)	(1,130)	(74)
Debt and equity securities, unrealized gain – net	2	1	12
Cash flow hedging instruments, unrealized gain (loss) – net	(45)	(39)	9

Total accumulated other comprehensive income (loss)	$(1,554)	$(2,026)	$(1,205)

The minimum pension liability adjustment is calculated on an annual basis. If the accumulated benefit obligation (ABO) exceeds the fair value of pension assets, the employer must recognize a liability that is at least equal to the unfunded ABO. In the fourth quarter of 2003, 3M recorded a minimum pension liability adjustment within other comprehensive income of $173 million (net of tax), compared with $1.056 billion (net of tax) in the fourth quarter of 2002.

Income tax effects for cumulative translation are not significant because no tax provision has been made for the translation of foreign currency financial statements into U.S. dollars. Reclassification adjustments are made to avoid double counting in comprehensive income items that are also recorded as part of net income. A summary of these reclassification adjustments follows:

Reclassification Adjustments to Comprehensive Income

	2003	2002	2001

	(Millions)
Gains on sale of equity securities, net of tax provision of $2 million for 2002 and $9 million for 2001	$—	$3	$14
Write-down of equity securities, net of tax benefit of $3 million for both 2002 and 2001	—	(5)	(5)
Cash flow hedging instruments, gains (losses) – net of tax benefit of $44 million for 2003 and $18 million for 2002, and a tax provision of $8 million for 2001	(96)	(30)	13

NOTE 7. Supplemental Cash Flow Information

	2003	2002	2001

	(Millions)
Cash income tax payments	$663	$398	$490
Cash interest payments	85	80	137
Capitalized interest	9	20	26
Depreciation and amortization of software	923	915	990
Amortization of goodwill and indefinite-lived tradenames	—	—	67
Amortization of patents and other identifiable intangibles	41	39	32

Individual amounts on the Consolidated Statement of Cash Flows exclude the effects of acquisitions, divestitures and exchange rate impacts, which are presented separately.

In 2003, capital lease obligations of approximately $70 million were incurred, primarily related to a lease for a building in the United Kingdom (refer to Note 12 to the Consolidated Financial Statements for more information on capital leases). In 2002, 3M purchased certain assets and specified liabilities of Emtech Emulsion Technologies, Inc. and Emtech Manufacturing Corporation in exchange for shares of 3M common stock that had a fair market value of $35 million.

Non-cash transactions occurring during 2001 included:

     1)  3M acquired Robinson Nugent, Inc. in exchange for shares of 3M common stock that had a fair market value of $127 million.

     2)  The Company exchanged 43% ownership in 3M Inter-Unitek GmbH, previously a wholly owned 3M subsidiary, for 87% of ESPE Dental AG. In 2001, 3M also paid $25 million in cash (net of cash acquired) such that 3M Inter-Unitek GmbH owned 100% of the outstanding shares of ESPE Dental AG. The value of the non-cash transaction in 2001 was estimated at approximately $245 million. In 2002, 3M purchased the 43% minority ownership in 3M Inter-Unitek GmbH for approximately $304 million. The difference in these values relates to exchange rate changes and the strong performance of the business. Refer to Note 2 to the Consolidated Financial Statements for additional information about these transactions.

     3)  Dividends declared, but not paid at December 31, 2001, of $40 million were payable to minority interests in consolidated subsidiaries.

NOTE 8. Income Taxes

Income Before Income Taxes and Minority Interest

	2003	2002	2001

	(Millions)
United States	$1,848	$1,725	$1,368
International	1,809	1,280	818

Total	$3,657	$3,005	$2,186

Provision for Income Taxes

	2003	2002	2001

	(Millions)
Currently payable
Federal	$429	$43	$376
State	81	12	47
International	577	332	278
Deferred
Federal	168	514	(7)
State	(27)	21	6
International	(26)	44	2

Total	$1,202	$966	$702

Components of Deferred Tax Assets and Liabilities

	2003	2002

	(Millions)
Accruals not currently deductible
Employee benefit costs	$406	$547
Product and other claims	222	167
Product and other insurance receivables	(242)	(268)
Accelerated depreciation	(601)	(541)
Other	323	180

Net deferred tax asset	$108	$85

Reconciliation of Effective Income Tax Rate

	2003	2002	2001

Statutory U.S. tax rate	35.0%	35.0%	35.0%
State income taxes – net of federal benefit	1.0	1.0	1.6
International income taxes – net	(1.4)	(2.5)	(0.7)
Foreign export sales benefit	(0.9)	(0.5)	(1.2)
U.S. business credits	(0.5)	(0.7)	(1.1)
All other – net	(0.3)	(0.2)	(1.5)

Effective worldwide tax rate	32.9%	32.1%	32.1%

In the third quarter of 2003, the Company made a $600 million tax deductible contribution to its U.S. pension plan and, in the third quarter of 2002, made a $789 million tax deductible contribution. The Company also made additional contributions to certain international pension plans in 2003 and 2002. The current income tax provision includes a benefit for the pension contribution; the deferred tax provision includes a cost for the related temporary difference. The Company recorded a minimum pension liability (net of tax) within other comprehensive income in 2003 and 2002. The change in the year-end deferred tax balance includes the effect of recording this minimum pension liability in addition to the annual provision for deferred income tax expense.

Annual tax provisions include amounts considered sufficient to pay assessments that may result from examination of prior year tax returns; however, the amount ultimately paid upon resolution of issues may differ materially from the amount accrued.

As a result of certain employment commitments and capital investments made by 3M, income from manufacturing activities in certain countries is subject to reduced tax rates or, in some cases, is exempt from tax for years through 2012. The income tax benefits attributable to the tax status of these subsidiaries are estimated to be $34 million (4 cents per diluted share) in 2003, $27 million (3 cents per diluted share) in 2002 and $18 million (2 cents per diluted share) in 2001.

As of December 31, 2003, approximately $6.2 billion of unremitted earnings attributable to international companies was considered to be indefinitely invested. The Company’s intention is to reinvest the indefinitely invested earnings permanently or to repatriate the earnings when it is tax effective to do so. It is not practicable to determine the amount of incremental taxes that might arise were these earnings to be remitted. However, the Company believes that U.S. foreign tax credits would largely eliminate any U.S. taxes and offset any foreign withholding taxes due on remittance. Provisions are made for estimated U.S. and foreign incomes taxes, less available tax credits and deductions, which may be incurred on the remittance of the Company’s share of subsidiaries’ undistributed earnings not deemed to be permanently reinvested.

NOTE 9. Debt

Short-Term Borrowings and
Current Portion of Long-Term Debt

	Effective Interest Rate*	2003	2002

	(Millions)
U.S. dollar commercial paper	1.06%	$288	$365
Non-U.S. dollar commercial paper	2.15%	156	129
Dealer remarketable securities	5.64%	350	350
Long-term debt – current portion	0.94%	351	320
Long-term debt – current portion – ESOP debt guarantee	5.62%	35	33
Other borrowings	8.76%	22	40

Total short-term borrowings and current portion of long-term debt		$1,202	$1,237

Long-Term Debt

	Currency/ Fixed vs. Floating	Effective Interest Rate*	Maturity Date	2003	2002

	(Millions)
Convertible note	USD Fixed	0.50%	2032	$553	$550
4.15% medium-term note	USD Floating	1.00%	2005	400	400
U.S. dollar (USD) 6.375% note	USD Fixed	6.38%	2028	328	330
ESOP debt guarantee	USD Fixed	5.62%	2005-2009	203	238
Dec. 2041 floating rate note	USD Floating	0.82%	2041	100	100
4.25% medium-term note	USD Floating	—	2004	—	200
4.90% medium-term note	USD Floating	—	2004	—	150
Other borrowings	Various	1.00%	2005-2040	151	172

Total long-term debt				$1,735	$2,140

Weighted-Average Effective Interest Rate*

	Total		Excluding ESOP debt

At December 31	2003	2002	2003	2002

Short-Term	2.74%	3.17%	2.65%	3.10%
Long-Term	2.20%	2.33%	1.74%	1.91%

*Reflects the effects of interest rate and currency swaps at December 31.

The ESOP debt is serviced by dividends on stock held by the ESOP and by Company contributions. These contributions are not reported as interest expense, but are reported as an employee benefit expense in the Consolidated Statement of Income. Other borrowings includes debt held by 3M’s international companies and floating rate notes in the United States, with the long-term portion of this debt primarily comprised of U.S. dollar floating rate debt.

Maturities of long-term debt for the next five years are: 2004, $386 million; 2005, $437 million; 2006, $39 million; 2007, $40 million; and 2008, $42 million. At December 31, 2003, available short-term lines of credit globally totaled about $607 million, of which $91 million was outstanding. The Company also has uncommitted lines of credit totaling $617 million. Debt covenants do not restrict the payment of dividends.

In September 2003, the Company filed a shelf registration statement with the Securities and Exchange Commission relating to the potential offering of debt securities of up to $1.5 billion. This shelf registration became effective in October 2003. In December 2003, the Company established under the shelf a medium-term notes program through which up to $1.5 billion of medium-term notes may be offered. 3M plans to use the net proceeds from future issuances of debt securities under this registration for general corporate purposes, including the repayment of debt; investments in or extensions of credit to 3M subsidiaries; or the financing of possible acquisitions or business expansion. As of December 31, 2003, there had been no issuances against the shelf.

On November 15, 2002, 3M sold $639 million in aggregate face amount of 30-year zero coupon senior notes (the “Convertible Notes”) that are convertible into shares of 3M common stock. The gross proceeds from the offering, to be used for general corporate purposes, were $550 million ($540 million net of issuance costs). On February 14, 2003, 3M registered these Convertible Notes in a registration statement filed with the Securities and Exchange Commission. The terms of the Convertible Notes include a yield to maturity of .50% and an initial conversion premium of 40% over the $65.00 (split-adjusted) closing price of 3M common stock on November 14, 2002. If certain conditions for conversion (relating to the closing common stock prices of 3M exceeding certain thresholds for specified periods) are met, holders may convert each of the 30-year zero-coupon senior notes into 9.4602 shares of 3M common stock in any calendar quarter commencing after March 31, 2003. If the co nditions for conversion are met, and 3M elects not to settle in cash, the 30-year zero-coupon senior notes in the aggregate will be convertible into approximately 6.0 million shares of 3M common stock. 3M may redeem the 30-year zero-coupon senior notes at any time, in whole or in part after five years at the greater of the accreted conversion price or the current market price. Holders of the 30-year zero-coupon senior notes have the option to require 3M to purchase their notes at accreted value in years three, five, 10, 15, 20 and 25. 3M may choose to pay the redemption purchase price in cash and/or common stock. Debt issuance costs are amortized on a straight-line basis over a three-year period beginning in November 2002. The conditions for conversion were not met in any of the quarters of 2003; accordingly, there was no impact on 3M’s diluted earnings per share.

In December 2000, the Company issued $350 million of debt securities, which are classified as short-term borrowings. The remarketable securities can be remarketed annually, at the option of the dealer, for a year each time, with a final maturity date of December 2010. In December 2003, the Company’s dealer remarketable securities were remarketed for one year. They were reissued with a fixed coupon rate of 5.6387%.

NOTE 10. Derivatives and Other Financial Instruments

The Company uses interest rate swaps, currency swaps, and forward and option contracts to manage risks generally associated with foreign exchange rate, interest rate and commodity market volatility. The information that follows explains the various types of derivatives and financial instruments, and includes a table that recaps net investment hedging and cash flow hedging amounts.

Foreign Currency Forward and Option Contracts: The Company enters into foreign exchange forward contracts, options and swaps to hedge against the effect of exchange rate fluctuations on cash flows denominated in foreign currencies and certain intercompany financing transactions. These transactions are designated as cash flow hedges. At December 31, 2003, the Company had various open foreign exchange forward and option contracts, the majority of which had maturities of one year or less. The amounts at risk are not material because the Company has the ability to generate offsetting foreign currency cash flows. The settlement or extension of these derivatives will result in reclassifications to earnings in the period during which the hedged transactions affect earnings (from other comprehensive income). The maximum length of time over which 3M is hedging its exposure to the variability in future cash flows for a majority of the forecasted transactions, excluding those forecasted transactions related to t he payment of variable interest on existing financial instruments, is 12 months. During the second quarter of 2002, the Company converted a foreign-currency based pricing contract into a dollar-based pricing contract. This resulted in the discontinuance of certain foreign currency cash flow hedges. The Company recognized a $10 million pre-tax loss (recorded in cost of sales) related to the discontinuance of these contracts. Hedge ineffectiveness was not material for the years 2003, 2002 or 2001.

Interest Rate and Currency Swaps: The Company manages interest expense using a mix of fixed and floating rate debt. To help manage borrowing costs, the Company may enter into interest rate swaps. Under these arrangements, the Company agrees to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated by reference to an agreed-upon notional principal amount. The Company uses interest rate and currency swaps to manage interest rate risk related to borrowings.

At December 31, 2003, the Company had interest rate swaps with a fair value of $21 million ($37 million at December 31, 2002) designated as fair value hedges of underlying fixed rate obligations. The mark-to-market of these fair value hedges is recorded as gains or losses in interest expense and is offset by the gain or loss on the underlying debt instrument that is also recorded in interest expense. All existing fair value hedges are 100% effective and thus, there is no impact on earnings due to hedge ineffectiveness.

As circumstances warrant, the Company also uses cross-currency interest rate swaps to hedge foreign currency and interest rates. As part of this strategy, in September 2003, the Company entered into a three-year combined interest rate and currency swap with a notional amount of $300 million. This transaction is a partial hedge of 3M’s net investment in 3M’s Japanese subsidiaries. This swap converts a variable rate U.S. dollar exposure to a variable rate yen-denominated exposure.

Net Investment Hedging: As circumstances warrant, the Company uses foreign currency debt and forwards to hedge portions of the Company’s net investments in foreign operations. For hedges that meet the effectiveness requirements, the net gains or losses are recorded in cumulative translation within other comprehensive income, with any ineffectiveness recorded in cost of sales. Hedge ineffectiveness was not material in 2003 (resulted in after-tax realized gains totaling $2 million in 2002 and $4 million in 2001).

Commodity Price Management: The Company manages commodity price risks through negotiated supply contracts, price protection swaps and forward physical contracts. The Company uses commodity price swaps as cash flow hedges of forecasted transactions to manage price volatility. The related mark-to-market gain or loss on qualifying hedges is included in other comprehensive income to the extent effective (typically 100% effective), and reclassified into cost of sales in the period during which the hedged transaction affects earnings. 3M has hedged its exposure to the variability of future cash flows for certain forecasted transactions through 2004. No significant commodity cash flow hedges were discontinued during the years 2003, 2002 or 2001.

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

DERIVATIVES

	Twelve months ended December 31

Net of Tax	2003	2002	2001

	(Millions)
Unrealized gain/(loss) recorded in cumulative translation
Net investment hedging	$—	$(17)	$23

Cash flow hedging instruments balance and activity
Beginning balance	$(39)	$9	$—

Net unrealized holding gain/(loss)	(102)	(78)	22
Reclassification adjustment	96	30	(13)

Total activity	(6)	(48)	9
Ending balance	$(45)*	$(39)	$9

Tax expense or benefit (cash flow hedging instruments)
Net unrealized holding gain/(loss)	$47	$46	$(13)
Reclassification adjustment	(44)	(18)	8

*Based on exchange rates at December 31, 2003, the Company expects to reclassify to earnings over the next 12 months a majority of the cash flow hedging instruments after-tax loss of $45 million (with the impact largely offset by foreign currency cash flows from underlying hedged items).

Currency Effects: 3M estimates that currency effects, net of hedging impacts, increased net income by $73 million in 2003, reduced net income by $35 million in 2002 and reduced net income by $94 million in 2001. This estimate includes the effect of translating profits from local currencies into U.S. dollars; the impact of currency fluctuations on the transfer of goods between 3M operations in the United States and abroad; and transaction gains and losses, including derivative instruments designed to reduce foreign currency exchange rate risks. 3M estimates that derivative and other transaction gains and losses decreased net income by $73 million in 2003 and $25 million in 2002. Derivative and other transaction gains and losses increased net income by $29 million in 2001.

Credit risk: The Company is exposed to credit loss in the event of nonperformance by counterparties in interest rate swaps, currency swaps, and option and foreign exchange contracts. However, the Company’s risk is limited to the fair value of the instruments. The Company actively monitors its exposure to credit risk through the use of credit approvals and credit limits, and by selecting major international banks and financial institutions as counterparties. The Company does not anticipate nonperformance by any of these counterparties.

Fair value of financial instruments: At December 31, 2003 and 2002, the Company’s financial instruments included cash and cash equivalents, accounts receivable, investments, accounts payable, borrowing, and derivative contracts. The fair values of cash and cash equivalents, accounts receivable, accounts payable, and short-term debt (except the $350 million dealer remarketable security) approximated carrying values because of the short-term nature of these instruments. Available-for-sale investments and derivative contracts are reported at fair values. Fair values for investments held at cost are not readily available, but are estimated to approximate fair value. The carrying amounts and estimated fair values of other financial instruments based on third-party quotes as of December 31 follow:

Financial Instruments Carrying Amounts and Estimated Fair Values

	2003		2002

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

	(Millions)
Short-term borrowings – dealer remarketable securities	$350	$380	$350	$384
Long-term debt	1,735	1,806	2,140	2,244

NOTE 11. Pension and Postretirement Benefit Plans

3M has various company-sponsored retirement plans covering substantially all U.S. employees and many employees outside the United States. Pension benefits are based principally on an employee’s years of service and compensation near retirement. In addition to providing pension benefits, the Company provides certain postretirement health care and life insurance benefits for substantially all of its U.S. employees who reach retirement age while employed by the Company. Most international employees and retirees are covered by government health care programs. The cost of company-provided postretirement health care plans for international employees is not material and is combined with U.S. amounts.

On December 8, 2003, the Medicare Prescription Drug Improvement and Modernization Act (the Act) of 2003 was signed into law. The Act expands Medicare to include coverage for prescription drugs. 3M sponsors medical programs, including prescription drug coverage for U.S. retirees, and the Company expects that this legislation will eventually reduce the Company’s cost for some of these programs. On January 12, 2004, the FASB issued FASB Staff Position No. 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”, which allows the deferral of financial recognition of the Act until the FASB issues final accounting guidance. 3M elected to defer the recognition of the Act. Therefore, the Company’s accumulated postretirement obligation does not reflect the effects of the Act. The FASB’s specific authoritative guidance on accounting for the federal subsidy is pending, and that guidan ce, when issued, could require a change to the amounts recorded in the financial statements and disclosed in the Notes to the Consolidated Financial Statements.

The Company’s pension funding policy is to deposit with independent trustees amounts allowable by law. Trust funds and deposits with insurance companies are maintained to provide pension benefits to plan participants and their beneficiaries. There are no plan assets in the non-qualified plan due to its nature. For its U.S. postretirement plan, the Company has set aside amounts at least equal to annual benefit payments with an independent trustee.

The following is a summary of the funded status of the plans as of the measurement date of September 30, 2003 and 2002, for U.S. pension plans and December 31, 2003 and 2002, for international pension plans:

	Qualified and Non-qualified Pension Benefits

	United States		International

	As of September 30		As of December 31

	2003	2002	2003	2002

	(Millions)
Projected benefit obligation	$8,270	$7,221	$3,350	$2,872
Accumulated benefit obligation	7,708	6,708	2,891	2,420
Plan assets	7,094	5,913	2,731	2,070
Funded status	(1,176)	(1,308)	(619)	(802)

Certain international pension plans were underfunded as of December 31, 2003 and 2002. The accumulated benefit obligations of these plans were $747 million in 2003 and $1.089 billion in 2002. The assets of these plans were $399 million in 2003 and $682 million in 2002. The net underfunded amounts are included in current and other liabilities on the Consolidated Balance Sheet.

Following is a reconciliation of the beginning and ending balances of the benefit obligation and the fair value of plan assets as of the plan measurement dates:

	Qualified and Non-qualified Pension Benefits				Postretirement Benefits

	United States		International

	As of September 30		As of December 31		As of September 30

	2003	2002	2003	2002	2003	2002

	(Millions)
Reconciliation of projected benefit obligation
Beginning balance	$7,221	$6,553	$2,872	$2,445	$1,453	$1,304
Service cost	148	133	100	88	47	41
Interest cost	474	462	145	127	96	92
Participant contributions	—	—	9	10	22	16
Foreign exchange rate changes	—	—	404	271	7	—
Plan amendments	5	3	(91)	—	(102)	(155)
Actuarial (gain) loss	889	437	6	85	329	277
Benefit payments	(491)	(412)	(96)	(101)	(140)	(122)
Settlements, curtailments, special termination benefits and other	24	45	1	(53)	—	—

Ending balance	$8,270	$7,221	$3,350	$2,872	$1,712	$1,453

Reconciliation of plan assets at fair value
Beginning balance	$5,913	$6,052	$2,070	$1,955	$626	$554
Actual return on plan assets	1,050	(536)	283	(171)	159	(120)
Company contributions	622	809	127	277	210	297
Participant contributions	—	—	9	10	22	17
Foreign exchange rate changes	—	—	337	204	—	—
Benefit payments	(491)	(412)	(96)	(101)	(140)	(122)
Settlements, curtailments, special termination benefits and other	—	—	1	(104)	—	—

Ending balance	$7,094	$5,913	$2,731	$2,070	$877	$626

Funded status of plans
Plan assets at fair value less than benefit obligation	$(1,176)	$(1,308)	$(619)	$(802)	$(835)	$(827)
Unrecognized transition (asset) obligation	—	—	6	—	—	—
Unrecognized prior service cost (benefit)	100	108	(69)	30	(233)	(162)
Unrecognized net actuarial (gain) loss	2,648	2,219	857	922	1,051	858
Adjustment for fourth quarter	(1)	5	—	—	30	44

Net amount recognized	$1,571	$1,024	$175	$150	$13	$(87)

Amounts recognized in the Consolidated Balance Sheet as of December 31
Prepaid benefit cost	$–	$–	$458	$351	$53	$–
Accrued liabilities	(615)	(790)	(436)	(456)	(40)	(87)
Intangible assets	100	108	22	8	—	—
Accumulated other comprehensive income – pre-tax	2,086	1,706	131	247	—	—

Net amount recognized	$1,571	$1,024	$175	$150	$13	$(87)

Components of net periodic benefit cost and other supplemental information for the year ended December 31 follow:

Benefit Plan Information

	Qualified and Non-qualified Pension Benefits						Postretirement Benefits

	United States			International

	2003	2002	2001	2003	2002	2001	2003	2002	2001

	(Millions)
Service cost	$148	$133	$123	$100	$88	$91	$47	$41	$39
Interest cost	474	461	449	145	127	118	96	92	90
Expected return on plan assets	(621)	(606)	(615)	(179)	(154)	(142)	(78)	(71)	(53)
Amortization of transition (asset) obligation	—	—	—	3	3	1	—	—	—
Amortization of prior service cost (benefit)	14	14	13	2	7	8	(32)	(11)	(11)
Recognized net actuarial (gain) loss	30	3	(9)	28	16	11	55	17	10

Net periodic benefit cost	$45	$5	$(39)	$99	$87	$87	$88	$68	$75

Settlements, curtailments and special termination benefits	24	45	49	—	4	1	—	—	12
Net periodic benefit cost after settlements, curtailments and special termination benefits	$69	$50	$10	$99	$91	$88	$88	$68	$87

Qualified and Non-qualified Pension Benefits						Postretirement Benefits

Weighted average assumptions used to determine benefit obligations	United States			International

	2003	2002	2001	2003	2002	2001	2003	2002	2001

Discount rate	6.00%	6.75%	7.25%	4.95%	4.78%	5.23%	6.00%	6.75%	7.25%
Compensation rate increase	4.30%	4.60%	4.60%	3.46%	3.58%	4.02%	4.30%	4.60%	4.60%
Weighted average assumptions used to determine net cost for years ended	2003	2002	2001	2003	2002	2001	2003	2002	2001

Discount rate	6.75%	7.25%	7.50%	4.78%	5.23%	5.40%	6.75%	7.25%	7.50%
Expected return on assets	9.00%	9.00%	9.00%	7.09%	7.25%	7.42%	9.42%	9.48%	9.50%
Compensation rate increase	4.60%	4.60%	4.60%	3.58%	4.02%	4.28%	4.60%	4.60%	4.60%

For the U.S. pension plan, the Company’s assumption for the expected return on plan assets is 9.0%. In developing the expected long-term rate of return assumption, the Company is provided projected returns by asset class from its pension investment advisors. Projected returns are based primarily on broad, publicly traded equity and fixed-income indices and forward-looking estimates of active investment management. The Company’s expected long-term rate of return on U.S. plan assets is based on an asset allocation assumption of 44% U.S. and 15% international equities, with an expected long-term rate of return of 7.5% for both U.S. and international equities; 13% private equities with an expected long-term rate of return of 12.5%; 28% fixed-income securities with an expected long-term rate of return of 5.0%; and an additional rate of return of 1.5% from active investment management. These assumptions result in a 9.0% weighted average rate of return on an annualized basis. The plan assets earned a rate of return in excess of 18% in 2003 and substantially less than 9% in 2002 and 2001. The average annual actual return on the plan assets over the past 10 and 25 years has been 10.2% and 12.5%, respectively.

Assumed health care trend rates	2003	2002

Health care cost trend rate assumed for next year	10.00%	7.50%
Rate that the cost trend rate is assumed to decline to (ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend	2008	2006

Assumed health care trend rates have a significant effect on the amounts reported for the health care plans. A one percentage point change in assumed health cost trend rates would have the following effects:

Health Care Cost

	One Percentage Point Increase	One Percentage Point Decrease

	(Millions)
Effect on total of service and interest cost	$19	$(16)
Effect on postretirement benefit obligation	195	(165)

3M’s investment strategy for its pension and postretirement plans is to manage the plans on a going-concern basis. The primary goal of the funds is to meet the obligations as required. The secondary goal is to earn the highest rate of return possible, without jeopardizing its primary goal, and without subjecting the Company to an undue amount of contribution rate volatility. Fund returns are used to help finance present and future obligations to the extent possible within actuarially determined funding limits and tax-determined asset limits, thus reducing the level of contributions 3M must make.

3M does not buy or sell any of its own stock as a direct investment for its pension and other postretirement benefit funds. However, due to external investment management of the funds, the plans may indirectly buy, sell or hold 3M stock. The aggregate amount of the shares would not be considered material relative to the aggregate fund percentages.

The U.S. plan’s asset allocation by asset category as of September 30, 2003 and 2002 and target allocation for 2004 follows:

	Target Allocation	Percentage of Plan Assets

Asset Category	2004	2003	2002

U.S. qualified pension plan
Domestic equity	44%	42%	38%
International equity	15	16	13
Fixed income	28	28	28
Private equity	13	9	12
Cash	—	5	9

Total	100%	100%	100%

Postretirement benefits measurement
Domestic equity	73%	82%	79%
Fixed income	27	9	11
Private equity	—	7	5
Cash	—	2	5

Total	100%	100%	100%

While the target asset allocations do not have a percentage allocated to cash, the plans will always have some cash due to cash flows. As of September 30, 2003 and 2002, the plans had more cash than typically would be held due to third quarter cash contributions to the plans. The postretirement allocation shown above represents a weighted-average allocation for U.S. plans.

The international plans’ weighted-average asset allocation as of December 31, 2003 follows:

Asset Category	Percentage of Plan Assets

International pension plans
Domestic equity	26%
Foreign equity	26
Real estate	3
Domestic fixed income	14
Foreign fixed income	9
Insurance	19
Cash	2
Other	1

Total	100%

The preceding asset allocations for international plans represent the top six countries by projected benefit obligation. These countries represent 91% of the total international projected benefit obligation. The other countries’ asset allocations would not have a significant impact on the information presented.

In 2004, the Company expects to contribute an amount in the range of $100 million to $600 million to its U.S. and international pension plans, and approximately $150 million to its post-retirement plans. The Company does not have a required minimum pension contribution obligation for its U.S. plans in 2004. Therefore, the amount of the anticipated discretionary contribution could vary significantly depending on the U.S. plans funding status as of the 2004 measurement date and the anticipated tax deductibility of the contribution.

The following estimated benefit payments are payable from the plans to participants in 2004:

	Qualified and Non-qualified Pension Benefits		Postretirement Benefits

(Millions)	United States	International

2004 Benefit Payments	$517	$114	$154

NOTE 12. Commitments and Contingencies

Capital and Operating Leases:

Rental expense under operating leases was $140 million in 2003, $122 million in 2002 and $119 million in 2001. It is 3M’s practice to secure renewal rights for leases, thereby giving 3M the right, but not the obligation, to maintain a presence in a leased facility. 3M’s primary capital lease, effective in April 2003, involves a building in the United Kingdom (with a lease term of 22 years). During the second quarter of 2003, 3M recorded a capital lease asset and obligation in the amount of approximately $54 million. Minimum lease payments under capital and operating leases with non-cancelable terms in excess of one year as of December 31, 2003, were as follows:

(Millions)	Capital Leases	Operating Leases

2004	$5	$75
2005	4	59
2006	4	41
2007	4	31
2008	4	15
After 2008	81	112

Total	102	$333
Less: Amounts representing interest	28

Present value of future minimum lease payments	74
Less: Current obligations under capital leases	4

Long-term obligations under capital leases	$70

Guarantees:

3M’s guarantees of loans with third parties and other guarantee arrangements are estimated at approximately $18 million. 3M’s accrued product warranty liabilities are estimated at approximately $20 million. 3M does not consider these amounts to be material.

Related Party Activity:

Purchases from related parties (largely related to companies in which 3M has an equity interest) totaled approximately $90 million in 2003 ($87 million in 2002). Receivables due from related parties (largely related to receivables from employees for relocation and other ordinary business expense advances) totaled approximately $73 million in 2003 ($25 million in 2002). 3M sales to related parties totaled approximately $14 million in 2003 (not material in 2002). Indebtedness to 3M from related parties was not material in 2003 or 2002.

Legal Proceedings:

Discussion of legal matters is incorporated by reference from Part I, Item 3, Legal Proceedings, of this document, and should be considered an integral part of the Consolidated Financial Statements and Notes.

NOTE 13. Employee Savings and Stock Ownership Plans

The Company sponsors employee savings plans under Section 401(k) of the Internal Revenue Code. These plans are offered to substantially all regular U.S. employees. Employee contributions of up to 6% of compensation are matched at rates ranging from 25% to 50%, with additional Company contributions depending upon Company performance. Only the Company match is invested in 3M stock, with employee funds invested in a number of investment options. Vested employees may sell up to 50% of their 3M shares and diversify into other investment options.

The Company maintains an Employee Stock Ownership Plan (ESOP). This plan was established in 1989 as a cost-effective way of funding the majority of the Company’s contributions under 401(k) employee savings plans. Total ESOP shares are considered to be shares outstanding for earnings per share calculations.

Dividends on shares held by the ESOP are paid to the ESOP trust and, together with Company contributions, are used by the ESOP to repay principal and interest on the outstanding notes. The tax benefit related to dividends paid on unallocated shares was charged directly to equity and totaled approximately $5 million in 2003 and $6 million in both 2002 and 2001. Over the life of the notes, shares are released for allocation to participants based on the ratio of the current year’s debt service to the remaining debt service prior to the current payment.

The ESOP has been the primary funding source for the Company’s employee savings plans. As permitted by AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans”, the Company has elected to continue its practices, which are based on Statement of Position 76-3, “Accounting Practices for Certain Employee Stock Ownership Plans” and subsequent consensus of the Emerging Issues Task Force of the Financial Accounting Standards Board. Accordingly, the debt of the ESOP is recorded as debt, and shares pledged as collateral are reported as unearned compensation in the Consolidated Balance Sheet and Consolidated Statement of Changes in Stockholders’ Equity and Comprehensive Income. Unearned compensation is reduced symmetrically as the ESOP makes principal payments on the debt. Expenses related to the ESOP include total debt service on the notes, less dividends. The Company contributes treasury shares, accounted for at fair val ue, to employee savings plans to cover obligations not funded by the ESOP. These amounts are reported as an employee benefit expense.

Employee Savings and Stock Ownership Plans	2003	2002	2001

	(Millions)
Dividends on shares held by the ESOP	$31	$31	$31
Company contributions to the ESOP	17	17	17
Interest incurred on ESOP notes	14	16	18
Expenses related to ESOP debt service	13	13	14
Expenses related to treasury shares	43	42	3
ESOP Debt Shares	2003	2002	2001

Allocated	15,494,346	14,815,180	14,483,362
Committed to be released	546,798	758,374	98,270
Unreleased	7,799,513	9,010,504	11,098,550

Total ESOP debt shares	23,840,657	24,584,058	25,680,182

NOTE 14. General Employees’ Stock Purchase Plan (GESPP)

In May 1997, shareholders approved 30 million shares for issuance under the Company’s GESPP. Substantially all employees are eligible to participate in the plan. Participants are granted options at 85% of market value at the date of grant. There are no GESPP shares under option at the beginning or end of each year because options are granted on the first business day and exercised on the last business day of the same month.

General Employees’ Stock Purchase Plan

2003		2002		2001

	Shares	Exercise Price*	Shares	Exercise Price*	Shares	Exercise Price*

Options granted	1,812,055	$57.18	1,865,911	$51.49	1,996,552	$46.93
Options exercised	(1,812,055)	57.18	(1,865,911)	51.49	(1,996,552)	46.93
Shares available for grant – December 31	15,452,934		17,264,989		19,130,900

*	Weighted average

The weighted average fair value per option granted during 2003, 2002 and 2001 was $10.09, $9.09 and $8.28, respectively. The fair value of GESPP options was based on the 15% purchase price discount.

NOTE 15. Management Stock Ownership Program (MSOP)

In May 2002, shareholders approved 45.4 million shares for issuance under the MSOP in the form of management stock options, restricted stock and stock appreciation rights. Under the plan, the Company has principally issued management stock options that are granted at market value at the date of grant. These options generally are exercisable one year after the date of grant and expire 10 years from the date of grant. Thus, outstanding shares under option include grants from previous plans. There were 14,224 participants in the plan at December 31, 2003.

Management Stock Ownership Program

	2003		2002		2001

	Shares	Exercise Price*	Shares	Exercise Price*	Shares	Exercise Price*

Under option –
January 1	71,187,226	$48.77	69,100,376	$44.06	64,694,512	$39.67
Granted Annual	12,571,075	61.91	12,472,134	64.43	13,082,598	58.63
Progressive (Reload)	1,048,236	66.86	826,092	61.25	1,342,570	57.73
Exercised	(10,942,261)	41.26	(11,011,778)	37.57	(9,652,270)	35.71
Canceled	(235,001)	39.29	(199,598)	64.50	(367,034)	58.62

December 31	73,629,275	$52.42	71,187,226	$48.78	69,100,376	$44.06

Options exercisable December 31	60,663,659	$50.36	58,045,582	$46.13	55,073,068	$40.49
Shares available for grant December 31	18,926,042		32,322,352		9,002,854

*	Weighted average

MSOP Options Outstanding and Exercisable at December 31, 2003

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Shares	Remaining Contractual Life (months)*	Exercise Price*	Shares	Exercise Price*

$24.12-34.25	7,730,749	20	$29.20	7,730,749	$29.20
36.90-54.78	27,965,014	61	46.13	27,805,014	46.10
55.59-69.95	37,669,490	101	61.70	25,127,896	61.58
70.48-84.75	264,022	118	74.91	—	—

*	Weighted average

For annual and progressive (reload) options, the weighted average fair value at date of grant was calculated utilizing the Black-Scholes option-pricing model and the assumptions that follow. The tax benefit charged directly to equity for employee stock options was $95 million in 2003, $77 million in 2002 and $57 million in 2001. Refer to Note 1 to the Consolidated Financial Statements for the impact of stock-based compensation on pro forma net income and earnings per share.

MSOP Assumptions

	Annual			Progressive (Reload)

	2003	2002	2001	2003	2002	2001

Exercise price	$61.91	$64.50	$58.63	$66.86	$61.25	$57.73
Risk-free interest rate	2.6%	4.6%	4.8%	1.8%	2.6%	3.8%
Dividend yield (2003)/growth rate (2002, 2001)	2.1%	3.2%	4.6%	2.2%	3.2%	4.6%
Volatility	23.8%	25.0%	24.1%	23.7%	24.1%	23.7%
Expected life (months)	66	66	67	32	28	28

Black-Scholes fair value	$12.75	$16.76	$14.71	$9.44	$8.91	$8.81

NOTE 16. Business Segments

In September 2002, 3M announced a strategic realignment of its organization to promote faster growth and a closer focus on its markets and customers. This realignment resulted in seven new reportable business segments compared with six under the previous structure. These structural changes were driven by 3M’s strategic planning process and represent an important step toward better access to its markets. Internal management reporting for the new reportable business segments commenced January 1, 2003. Segment information for all periods presented has been reclassified to reflect the new segment structure.

3M’s businesses are organized, managed and internally reported as seven segments based on differences in products, technologies and services. These segments have worldwide responsibility for virtually all of the

Company’s product lines. 3M is not dependent on any single product or market. Transactions among reportable segments are recorded at cost. 3M is an integrated enterprise characterized by substantial intersegment cooperation, cost allocations and inventory transfers. Therefore, management does not represent that these segments, if operated independently, would report the operating income and other financial information shown. The allocations resulting from the shared utilization of assets are not necessarily indicative of the underlying activity for segment assets, depreciation and amortization, and capital expenditures.

Business Segment Products

Business Segment	Major Products

Health Care	Medical and surgical supplies, skin health and infection prevention products, pharmaceuticals, drug delivery systems, dental and orthodontic products, health information systems, microbiology products, and closures for disposable diapers

Industrial	Tapes, coated and nonwoven abrasives, adhesives, specialty materials, and supply chain execution software solutions (acquired in early 2004)

Display and Graphics	Optical films and lens solutions for electronic displays, touch screens and touch monitors, reflective sheeting for transportation safety, and commercial graphics systems

Consumer and Office	Sponges, scouring pads, high performance cloths, consumer and office tapes, repositionable notes, carpet and fabric protectors, construction and home improvement/home care products, visual systems and consumer health care products

Safety, Security and Protection Services	Respiratory protection products, safety and security products, energy control products, commercial cleaning and protection products, floor matting, and roofing granules for asphalt shingles

Electro and Communications	Packaging and interconnection devices, insulating and splicing solutions for the electronics, telecommunications and electrical industries

Transportation	Automotive components, coated and nonwoven abrasives, tapes, corrosion and abrasion resistant films, structural adhesives and specialty materials for the transportation industry

Business Segment Information

		Net Sales	Operating Income	Assets**	Depr. and Amort.	Capital Expenditures

	(Millions)
Health Care	2003	$3,995	$1,027	$2,544	$169	$144
	2002	3,560	900	2,409	166	183
	2001	3,301	753	2,190	187	171

Industrial	2003	3,354	458	2,655	212	161
	2002	3,147	487	2,685	191	158
	2001	3,163	457	2,660	199	201

Display and Graphics	2003	2,962	885	2,570	159	126
	2002	2,228	534	2,476	135	84
	2001	1,997	372	1,619	169	117

Consumer and Office	2003	2,607	460	1,378	108	86
	2002	2,444	448	1,354	108	90
	2001	2,523	410	1,429	133	123

Safety, Security and Protection Services	2003	1,928	437	1,139	100	46
	2002	1,686	338	1,097	97	105
	2001	1,639	302	1,054	104	122

Electro and Communications	2003	1,818	255	1,568	138	43
	2002	1,831	253	1,633	135	77
	2001	2,107	215	1,768	136	148

Transportation	2003	1,538	389	872	68	64
	2002	1,388	333	846	66	58
	2001	1,306	270	828	63	70

Corporate and Unallocated*	2003	30	(198)	4,874	10	7
	2002	48	(247)	2,829	56	8
	2001	18	(506)	3,058	98	28

Total Company	2003	$18,232	$3,713	$17,600	$964	$677
	2002	16,332	3,046	15,329	954	763
	2001	16,054	2,273	14,606	1,089	980

*	Corporate and Unallocated operating income principally includes corporate investment gains and losses, certain derivative gains and losses, insurance-related gains and losses, certain litigation expenses, corporate restructuring program charges and other miscellaneous items. Because this category includes a variety of miscellaneous items, it is subject to fluctuation on a quarterly and annual basis.
**	Segment assets primarily include accounts receivable; inventory; property, plant and equipment — net; goodwill and intangible assets; and other miscellaneous assets. The increase in 2002 assets for Display and Graphics primarily related to the Corning Precision Lens, Inc. acquisition in December 2002. Assets included in Corporate and Unallocated principally are cash and cash equivalents; insurance receivables; deferred income taxes; certain investments and other assets; and certain unallocated property, plant and equipment. Corporate and Unallocated assets increased approximately $2 billion in 2003 compared to 2002 due to increases in cash and cash equivalents ($1.2 billion), increases in other current assets and other assets primarily related to higher insurance receivables and prepaid items ($500 million), and goodwill increases related to the 2003 acquisition of an additional 25% of Sumitomo 3M ($300 million). For management reporting purposes, corporate goodwill (which at Decemb er 31, 2003, totaled approximately $400 million), is not allocated to the seven operating business segments. In Note 3 to the Consolidated Financial Statements corporate goodwill has been allocated to the respective market segments as required by SFAS No. 142 for impairment testing.

Operating income in 2003 includes a pre-tax charge of $93 million recorded during the first quarter related to an adverse ruling associated with a lawsuit filed against 3M in 1997 by LePage’s Inc. (recorded in Corporate and Unallocated). Corporate and Unallocated in 2003 also includes certain acquisition-related costs and respirator mask/asbestos litigation expenses and implant litigation expenses.

Operating income in 2002 included special items of $202 million related to restructuring plan charges (recorded in Corporate and Unallocated). Depreciation and amortization of $954 million included accelerated depreciation (shortened lives) of $47 million related to the restructuring plan (recorded in Corporate and Unallocated).

Operating income in 2001 included charges of $504 million related to special items. Special items, principally related to the Company’s restructuring plan, totaled $569 million (recorded in Corporate and Unallocated). Acquisition-related costs totaled $23 million ($10 million recorded in Health Care; $7 million in Display and Graphics; and $6 million in Electro and Communications). Additional items recorded in Corporate and Unallocated included a reversal of a 1999 litigation accrual of $73 million, and a gain of $15 million related to the net impact of the sale and write-down of available-for-sale equity securities. Depreciation and amortization of $1.089 billion included accelerated depreciation (shortened lives) of $80 million related to the restructuring plan (recorded in Corporate and Unallocated).

NOTE 17. Geographic Areas

Geographic area information, which the Company uses as a secondary performance measure to manage its businesses, follows. Export sales and certain income and expense items are reported within the geographic area where the final sales to customers are made.

Geographic Area Information

		United States	Europe and Middle East	Asia Pacific	Latin America, Africa and Canada	Other Unallocated	Total Company

	(Millions)
Net sales to customers	2003	$7,581	$4,624	$4,335	$1,651	$41	$18,232
	2002	7,426	4,035	3,431	1,392	48	16,332
	2001	7,523	3,960	3,043	1,494	34	16,054

Operating income	2003	$1,213	$800	$1,373	$436	$(109)	$3,713
	2002	1,180	685	1,009	390	(218)	3,046
	2001	1,028	571	807	360	(493)	2,273

Property, plant and equipment – net	2003	$3,342	$1,231	$724	$312	$—	$5,609
	2002	3,523	1,136	676	286	—	5,621
	2001	3,675	974	634	332	—	5,615

In 2003, operating income for other unallocated includes pre-tax charges of $93 million related to an adverse ruling in a lawsuit filed against 3M in 1997 by LePage’s Inc. In 2002, operating income for eliminations and other includes special items that resulted in losses totaling $202 million related to the restructuring. In 2001, operating income for eliminations and other includes special items that resulted in net losses totaling $504 million, primarily related to the restructuring. Also included in 2001 were a reversal of a 1999 litigation accrual, acquisition related costs, and a net gain on the sale and write-down of available-for-sale equity securities.

NOTE 18. Quarterly Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year

	(Millions, except per-share amounts)
Net sales
2003	$4,318	$4,580	$4,616	$4,718	$18,232
2002	3,890	4,161	4,143	4,138	16,332
Cost of sales
2003	$2,211	$2,323	$2,322	$2,429	$9,285
2002	2,036	2,231	2,115	2,114	8,496
Net income
2003	$502	$619	$663	$619	$2,403
2002	452	466	545	511	1,974
Basic earnings per share – net income
2003	$.64	$.79	$.85	$.79	$3.07
2002	.58	.60	.70	.65	2.53
Diluted earnings per share – net income
2003	$.63	$.78	$.83	$.77	$3.02
2002	.57	.59	.69	.65	2.50

Gross margin is calculated as net sales less cost of sales. In 2003, special items related to an adverse ruling in a lawsuit filed against 3M in 1997 by LePage’s Inc. In 2002, the adoption of a new accounting standard resulting in the cessation of goodwill amortization and other indefinite-lived intangible asset amortization increased net income by 6 cents per diluted share. 2002 results include special items primarily related to the 2001 restructuring plan. Special items increased cost of sales for the second quarter of 2002 by $91 million and the first quarter of 2002 by $30 million. Special items decreased net income for the first quarter of 2003 by $58 million, or 8 cents per diluted share (7 cents per diluted share for total year 2003); the second quarter of 2002 by $73 million, or 9 cents per diluted share; and the first quarter of 2002 by $35 million, or 5 cents per diluted share (13 cents per diluted share for total year 2002).

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

a.  The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in the Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

b.  There was no significant change in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Documents Incorporated by Reference

In response to Part III, Items 10, 11, 12, 13 and 14, parts of the Company’s definitive proxy statement (to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year end of December 31, 2003) for its annual meeting to be held on May 11, 2004, are incorporated by reference in this Form 10-K.

Item 10. Directors and Executive Officers of the Registrant.

The information relating to directors and nominees of 3M is set forth under the caption “Proposal No. 1 — Election of Directors” in 3M’s proxy statement for its 2004 annual meeting of stockholders (“3M Proxy Statement”) and is incorporated by reference herein. Information about executive officers is included in Item 1 of this Annual Report on Form 10-K.

Code of Ethics. All of our employees, including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, are required to abide by 3M’s long-standing business conduct policies to ensure that our business is conducted in a consistently legal and ethical manner. 3M has posted the text of such code of ethics on its website (http://www.3M.com/businessconduct). At the same website, any future amendments to the code of ethics will also be posted. Any person may request a copy of the code of ethics, at no cost, by writing to us at the following address:

3M Company
3M Center, Building 220-11W-02
St. Paul, MN 55144-1000
Attention: Director, Business Conduct and Compliance

Item 11. Executive Compensation.

The information relating to executive compensation is set forth under the captions “Summary Compensation Table,” “Option Grants in Last Fiscal Year,” “Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values,” “Long-Term Incentive Plan Awards Table,” “Employment Contracts, Termination of

Employment and Change-in-Control Arrangements,” “Retirement Benefits,” and “Director Compensation and Stock Ownership Guidelines” in 3M’s Proxy Statement and such information is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The information relating to security ownership of certain beneficial owners and management is set forth under the caption “Beneficial Ownership Table” in 3M’s Proxy Statement and such information is incorporated by reference herein.

Equity compensation plans information follows:

Equity Compensation Plans Information

	A	B	C

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A)

Equity compensation plans approved by security holders
MSOP	73,629,275	$52.42	18,926,042
GESPP	—	—	15,452,934
Non-employee directors	—	—	577,874

Subtotal	73,629,275	$52.42	34,956,850

Equity compensation plans not approved by security holders	—	—	—

Total	73,629,275	$52.42	34,956,850

Item 13. Certain Relationships and Related Transactions.

No matters require disclosure.

Item 14. Principal Accounting Fees and Services.

The information relating to principal accounting fees and services is set forth under the caption “Independent Auditor’s Fees” in 3M’s Proxy Statement and such information is incorporated by reference herein.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)(1) Financial Statements. The consolidated financial statements filed as part of this report are listed in the index to financial statements on page 36 as follows:

Page number

Report of Independent Auditors	38
Consolidated Statement of Income for the years ended December 31, 2003, 2002 and 2001	39
Consolidated Balance Sheet at December 31, 2003 and 2002	40
Consolidated Statement of Changes in Stockholders’ Equity and Comprehensive Income for the years ended December 31, 2003, 2002 and 2001	41
Consolidated Statement of Cash Flows for the years ended December 31, 2003,
2002 and 2001	42
Notes to Consolidated Financial Statements	43-73

(a)(2) Financial Statement Schedules. Financial statement schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the Consolidated Financial Statements or the notes thereto. The financial statements of unconsolidated subsidiaries are omitted because, considered in the aggregate, they would not constitute a significant subsidiary.

(a)(3) Exhibits. The exhibits are either filed with this report or incorporated by reference into this report. See (c) below for details, including identification of management contracts or compensatory plans or arrangements.

(b) Reports on Form 8-K:

During the last quarter of the period covered by this report, 3M filed a Form 8-K dated December 15, 2003, providing exhibits to the registration statement on Form S-3 (Registration No. 333-109211) filed with the SEC on September 29, 2003, covering $1.5 billion of debt securities of the Company. In addition, in the Form 8-K dated October 20, 2003, 3M furnished its earnings press release dated October 20, 2003, which reported 3M’s unaudited consolidated financial results for the third quarter of 2003.

(c) Exhibits. These exhibits are either incorporated by reference into this report or filed with this report as indicated below. Exhibit numbers 10.1 through 10.14 are management contracts or compensatory plans or arrangements.

Index to Exhibits:

(3)	Articles of Incorporation and by-laws
	(3.1)	Certificate of incorporation, as amended as of April 8, 2002, is incorporated by reference from the Form 8-K dated March 4, 2003.
	(3.2)	Bylaws, as amended as of November 11, 2002, are incorporated by reference from the Form 8-K dated December 9, 2002.
(4)	Instruments defining the rights of security holders, including indentures:
	(4.1)	Indenture, dated as of November 17, 2000, between 3M and Citibank, N.A. with respect to 3M’s senior debt securities, is incorporated by reference from the Form 8-K dated December 7, 2000.
	(4.2)	Indenture, dated as of November 21, 2002, between 3M and Citibank, N.A. with respect to Liquid Yield Option™ Notes zero coupon senior debt securities debt securities, is incorporated by reference from Registration No. 333-103234 on Form S-3 filed on February 14, 2003.
	(4.3)	Except as set forth in the preceding Exhibits 4.1 and 4.2, the instruments defining the rights of holders of long-term debt securities of 3M have been omitted. We agree to furnish to the SEC, upon request, a copy of such instruments with respect to issuances of long-term debt of 3M.
(10)	Material contracts and management compensation plans and arrangements:
	(10.1)	3M 2002 Management Stock Ownership Program is incorporated by reference from our Proxy Statement for the 2002 Annual Meeting of Stockholders.
	(10.2)	3M 1997 Management Stock Ownership Program is incorporated by reference from our Proxy Statement for the 1997 Annual Meeting of Stockholders.
	(10.3)	3M 1992 Management Stock Ownership Program is incorporated by reference from our Proxy Statement for the 1992 Annual Meeting of Stockholders.
	(10.4)	3M 1997 General Employees Stock Purchase Plan is incorporated by reference from our Proxy Statement for the 1997 Annual Meeting of Stockholders.
	(10.5)	3M VIP (Voluntary Investment Plan) Plus is incorporated by reference from Registration Statement No. 333-73192 on Form S-8, filed on November 13, 2001.
	(10.6)	3M Deferred Compensation Plan, as amended through February 9, 2004.*
	(10.7)	3M Executive Profit Sharing Plan, as amended through February 11, 2002.*
	(10.8)	3M Performance Unit Plan, as amended through February 10, 2003.*

	(10.9)	3M Compensation Plan for Non-Employee Directors, as amended.*
	(10.10)	3M Executive Life Insurance Plan, as amended.*
	(10.11)	Summary of Personal Financial Planning Services for 3M Executives.*
	(10.12)	Employment agreement dated as of December 4, 2000, between 3M and W. James McNerney, Jr. is incorporated by reference from our Form 10-K for the year ended December 31, 2000.
	(10.13)	Employment agreement dated as of January 23, 2002, between 3M and Patrick D. Campbell is incorporated by reference from our Form 10-K for the year ended December 31, 2001.
	(10.14)	Employment agreement dated as of November 19, 2002, between 3M and Richard F. Ziegler is incorporated by reference from our Form 10-K for the year ended December 31, 2002.
* Filed electronically herewith.
Filed electronically herewith:
(12)	Calculation of ratio of earnings to fixed charges.
(21)	Subsidiaries of the Registrant.
(23)	Consent of independent accountants.
(24)	Power of attorney.
(31.1)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
(31.2)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
(32.1)	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
(32.2)	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

3M COMPANY
By	/s/ Patrick D. Campbell Patrick D. Campbell Senior Vice President and Chief Financial Officer (Principal Financial Officer) March 2, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 2, 2004.

Signature	Title

W. James McNerney, Jr.	Chairman of the Board and Chief Executive Officer (Principal Executive Officer and Director)
Linda G. Alvarado	Director
Edward A. Brennan	Director
Vance D. Coffman	Director
Edward M. Liddy	Director
Robert S. Morrison	Director
Ronald G. Nelson	Vice President and Controller (Principal Accounting Officer)
Aulana L. Peters	Director
Rozanne L. Ridgway	Director
Kevin W. Sharer	Director
Louis W. Sullivan	Director

Patrick D. Campbell, by signing his name hereto, does hereby sign this document pursuant to powers of attorney duly executed by the other persons named, filed with the Securities and Exchange Commission on behalf of such other persons, all in the capacities and on the date stated, such persons constituting a majority of the directors of the Company.

By	/s/ Patrick D. Campbell Patrick D. Campbell Attorney-in-Fact