Form 10-Q
period 2004-03-31
3M CO
filed 2004-05-04
CIK 66740

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ Ö ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

Commission file number 1-3285

3M COMPANY

State of Incorporation: Delaware                              I.R.S. Employer Identification No. 41-0417775

Principal executive offices: 3M Center, St. Paul, Minnesota 55144

Telephone number: (651) 733-1110

                Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   Ö  .  No       .

                Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes   Ö  .  No       .

                                     Shares of common stock outstanding at March 31, 2004:  782,114,154.

This document contains 37 pages.

The table of contents is set forth on page 2.

The exhibit index begins on page 29.

3M COMPANY

FORM 10-Q

For the Quarterly Period Ended March 31, 2004

3M COMPANY

FORM 10-Q

For the Quarterly Period Ended March 31, 2004

PART I.  Financial Information

Item 1.  Financial Statements.

Consolidated Statement of Income
 (Unaudited)

3M Company and Subsidiaries
	Three months ended March 31
(Millions, except per share amounts)	2004	2003

Net sales	$4,939	$4,318

Operating expenses
Cost of sales	2,436	2,211
Selling, general and administrative expenses	1,104	963
Research, development and related expenses	282	270
Other expense	—	93

Total	3,822	3,537

Operating income	1,117	781

Interest expense and income
Interest expense	19	23
Interest income	(10)	(6)

Total	9	17

Income before income taxes and minority interest	1,108	764
Provision for income taxes	366	248
Minority interest	20	14

Net income	$722	$502

Weighted average common shares outstanding - basic	782.9	780.1
Earnings per share - basic	$.92	$.64

Weighted average common shares outstanding - diluted	799.5	790.6
Earnings per share - diluted	$.90	$.63

Cash dividends paid per common share	$.36	$.33

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

Consolidated Balance Sheet
 (Unaudited)

3M Company and Subsidiaries
(Dollars in millions, except per share amounts)	Mar. 31 2004	Dec. 31 2003

Assets
Current assets
Cash and cash equivalents	$1,818	$1,836
Accounts receivable – net	2,904	2,714
Inventories
Finished goods	979	921
Work in process	585	596
Raw materials and supplies	316	299

Total inventories	1,880	1,816
Other current assets	1,461	1,354

Total current assets	8,063	7,720

Investments	211	218
Property, plant and equipment	15,785	15,841
Less: Accumulated depreciation	(10,273)	(10,232)

Property, plant and equipment – net	5,512	5,609
Goodwill	2,517	2,419
Intangible assets – net	299	274
Other assets	1,376	1,360

Total assets	$17,978	$17,600

Liabilities and Stockholders’ Equity
Current liabilities
Short-term borrowings and current portion of long-term debt	$1,106	$1,202
Accounts payable	1,066	1,087
Accrued payroll	471	436
Accrued income taxes	986	880
Other current liabilities	1,534	1,477

Total current liabilities	5,163	5,082

Long-term debt	1,718	1,735
Other liabilities	2,996	2,898

Total liabilities	9,877	9,715

Commitments and contingencies (Note 7)
Stockholders’ equity
Common stock, $.01 par value, 944,033,056 shares issued	9	9
Capital in excess of par value	287	287
Retained earnings	14,383	14,010
Treasury stock, at cost; 161,918,902 shares at Mar. 31, 2004;
159,915,696 shares at Dec. 31, 2003	(4,797)	(4,641)
Unearned compensation	(211)	(226)
Accumulated other comprehensive income (loss)	(1,570)	(1,554)

Stockholders’ equity – net	8,101	7,885

Total liabilities and stockholders’ equity	$17,978	$17,600

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

Consolidated Statement of Cash Flows
 (Unaudited)

3M Company and Subsidiaries
	Three months ended March 31
(Dollars in millions)	2004	2003

Cash Flows from Operating Activities
Net income	$722	$502
Adjustments to reconcile net income
to net cash provided by operating activities
Depreciation and amortization	252	234
Company pension contributions	(47)	(32)
Deferred income tax provision	3	(23)
Changes in assets and liabilities
Accounts receivable	(185)	(97)
Inventories	(57)	7
Other current assets	(114)	(311)
Other assets – net of amortization	3	76
Accrued income taxes	139	165
Accounts payable	(26)	13
Other current liabilities	123	137
Other liabilities	120	88
Other – net	9	5

Net cash provided by operating activities	942	764

Cash Flows from Investing Activities
Purchases of property, plant and equipment (PP&E)	(158)	(120)
Proceeds from sale of PP&E and other assets	10	69
Acquisitions, net of cash acquired	(80)	(416)
Proceeds from sale of investments	9	2

Net cash used in investing activities	(219)	(465)

Cash Flows from Financing Activities
Change in short-term debt – net	(63)	6
Repayment of debt (maturities greater than 90 days)	(197)	(196)
Proceeds from debt (maturities greater than 90 days)	127	152
Purchases of treasury stock	(438)	(173)
Reissuances of treasury stock	134	160
Dividends paid to stockholders	(282)	(257)
Other – net	(12)	(14)

Net cash used in financing activities	(731)	(322)

Effect of exchange rate changes on cash
and cash equivalents	(10)	(34)

Net decrease in cash and cash equivalents	(18)	(57)
Cash and cash equivalents at beginning of year	1,836	618

Cash and cash equivalents at end of period	$1,818	$561

 The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1. Basis of Presentation

The interim consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of the Company’s consolidated financial position, results of operations and cash flows for the periods presented. These adjustments consist of normal, recurring items. The results of operations for any interim period are not necessarily indicative of results for the full year. The interim consolidated financial statements and notes are presented as permitted by the requirements for Quarterly Reports on Form 10-Q. This Quarterly Report on Form 10-Q should be read in conjunction with the Company's consolidated financial statements and notes included in its 2003 Annual Report on Form 10-K.

New Accounting Pronouncements

Variable Interest Entities:  In January 2003, the Financial Accounting Standards Board (FASB) issued and subsequently revised FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” This interpretation addresses the requirements for business enterprises to consolidate related entities in which they are determined to be the primary economic beneficiary as a result of their variable economic interests. The interpretation provides guidance in evaluating multiple economic interests in an entity and in determining the primary beneficiary. Effective January 1, 2004, the Company adopted FIN 46. The Company reviewed its major commercial relationships and its overall economic interests with other companies consisting of related parties, contracted manufacturing vendors, companies in which it has an equity position, and other suppliers to determine the extent of its variable economic interests in these parties. As a result of this review, 3M identified several immaterial manufacturing-supplier arrangements that had certain variable interest entity characteristics. 3M has concluded that it is not the primary beneficiary in any of these relationships and, therefore, has not consolidated any of these entities. 3M does not have any material exposure to these entities that would require disclosure. The adoption of this standard did not impact 3M’s consolidated financial position or results of operations.

Pensions and Other Postretirement Benefits:  In December 2003, the FASB revised Statement of Financial Accounting Standards (SFAS) No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” effective for fiscal years ending after December 15, 2003.  This revision added disclosures related to assets, obligations and cash flows.  This statement does not change the standards for measurement or recognition of pension plans and other postretirement benefit plans as required by SFAS No. 87, “Employers’ Accounting for Pensions”, SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans for Termination Benefits” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”.  3M adopted FAS 132 at year-end 2003. Refer to Note 6 to the Consolidated Financial Statements for the quarterly disclosures required under this standard and for discussion of the Medicare Prescription Drug, Improvement and Modernization Act of 2003.

Significant Accounting Policies

Stock-based compensation:  The Company has adopted the disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation –Transition and Disclosure – an amendment of SFAS No. 123.” The Company continues to apply the recognition and measurement principles as prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. Pro forma amounts based on the options’ estimated Black-Scholes fair value, net of tax, at the grant dates for awards under the Company’s stock-based compensation plans are as follows:

Stock-Based Compensation Pro Forma Net Income and Earnings Per Share	Three months ended March 31
(Millions, except per share amounts)	2004	2003

Net income, as reported	$722	$502
Add: Stock-based compensation expense
included in net income, net of
related tax effects	1	1
Deduct: Total stock-based compensation
expense determined under fair value,
net of related tax effects	(28)	(37)

Pro forma net income	695	466

Earnings per share – basic
As reported	$.92	$.64
Pro forma	.89	.60

Earnings per share – diluted
As reported	$.90	$.63
Pro forma	.87	.59

Earnings per share:  The difference in the weighted average shares outstanding for calculating basic and diluted earnings per share is attributable to the dilution associated with the Company’s stock-based compensation plans.  Certain Management Stock Ownership Program average options outstanding were not included in the computation of diluted earnings per share because they would not have had a dilutive effect (135 thousand average options for the three months ended March 31, 2004; 12.7 million average options for the three months ended March 31, 2003).  The conditions for conversion related to the Company’s $639 million in aggregate face amount of Convertible Notes were not met (refer to 3M’s 2003 Annual Report on Form 10-K, Note 9 to the Consolidated Financial Statements, for more detail); accordingly, there was no impact on 3M’s diluted earnings per share.  If the conditions for conversion are met, 3M may choose to pay in cash and/or common stock.  The computations for basic and diluted earnings per share follow:

Earnings Per Share Computations
	Three months ended March 31
(Amounts in millions, except per share amounts)	2004	2003

Numerator:
Net income	$722	$502

Denominator:
Denominator for weighted average common
shares outstanding – basic	782.9	780.1

Dilution associated with the Company’s
stock-based compensation plans	16.6	10.5

Denominator for weighted average common
shares outstanding – diluted	799.5	790.6

Earnings per share – basic	$.92	$.64
Earnings per share – diluted	.90	.63

NOTE 2.  Acquisitions and Divestitures

In February 2004, 3M (Industrial Business) purchased 100 percent of the outstanding common shares of HighJump Software, Inc., a U.S. company that provides supply chain execution software and solutions.  The total purchase price of approximately $66 million included $23 million of cash paid (net of cash acquired) plus 541,581 shares of 3M common stock.  The 3M common stock had a market value of $43 million at the acquisition measurement date and was previously held as 3M treasury stock.  The allocation of the purchase price, which has not been finalized, is presented in the table that follows.

In March 2004, 3M (Safety, Security and Protection Services Business) purchased 91 percent of the outstanding shares of Hornell Holding AB, a Swedish company, for approximately $95 million, including assumption of debt. This $95 million includes $57 million of cash paid (net of cash acquired) and the acquisition of $38 million of debt, most of which has been subsequently repaid.  The Company expects to acquire the balance of the outstanding shares in 2004.  Hornell Holding AB is a global supplier of personal protective equipment for welding applications.  The allocation of the purchase price, which has not yet been finalized, is presented in the table that follows.

Purchased identifiable intangible assets of $39 million for these acquisitions will be amortized on a straight-line basis over lives ranging from 2 to 20 years (weighted-average life of 11 years).  Research and development charges from these acquisitions totaled $1 million. Pro forma information related to these acquisitions is not included because the impact of these acquisitions, either individually or in the aggregate, on the Company’s consolidated results of operations is not considered to be material.

2004 ACQUISITION ACTIVITY Asset (Liability) (Millions)	HighJump Software, Inc.	Hornell Holdings AB and Subsidiaries	Total

Accounts receivable	$6	$7	$13
Inventories	—	9	9
Other current assets	1	1	2
Property, plant, and equipment - net	1	6	7
Purchased intangible assets	18	21	39
Purchased goodwill	52	64	116
Deferred tax asset	3	—	3
Accounts payable and other current liabilities	(4)	(8)	(12)
Interest bearing debt	—	(38)	(38)
Deferred revenue	(6)	—	(6)
Minority interest liability	—	2	2
Other long-term liabilities	(5)	(7)	(12)

Net assets acquired	$66	$57	$123

Supplemental information: Cash paid	$24	$60	$84
Less: Cash acquired	1	3	4

Cash paid, net of cash acquired	$23	$57	$80

NOTE 3. Goodwill and Indefinite-Lived Intangible Assets

Goodwill acquired in the three months ended March 31, 2004, totaled $116 million, none of which is deductible for tax purposes. The goodwill balance by business segment as of March 31, 2004, and December 31, 2003, follows:

Goodwill (Millions)	Dec. 31, 2003 balance	2004 acquisition activity	2004 translation and other	Mar. 31, 2004 balance

Health Care	$513	$ —	($ 10)	$503
Industrial	323	52	(5)	370
Display and Graphics	903	—	—	903
Consumer and Office	56	—	—	56
Safety, Security and Protection Services	100	64	2	166
Electro and Communications	494	—	(5)	489
Transportation	30	—	—	30

Total Company	$2,419	$ 116	($ 18)	$2,517

Acquired Intangible Assets

The carrying amount and accumulated amortization of acquired intangible assets as of March 31, 2004, and December 31, 2003 follow:

(Millions)	Mar. 31 2004	Dec. 31 2003

Patents	$330	$320
Other amortizable intangible assets	150	125
Non-amortizable intangible assets (tradenames)	63	64

Total gross carrying amount	543	509

Accumulated amortization – patents	(159)	(153)
Accumulated amortization – other	(85)	(82)

Total accumulated amortization	(244)	(235)

Total intangible assets – net	$299	$274

Amortization expense for acquired intangible assets for the quarters ended March 31, 2004 and 2003 follows:

(Millions)	Mar. 31 2004	Mar. 31 2003

Amortization expense	$11	$10

The table below shows expected amortization expense for acquired intangible assets recorded as of March 31, 2004:

(Millions)	Last 3 Quarters 2004	2005	2006	2007	2008	After 2008

Amortization expense	$34	$38	$32	$28	$27	$77

The preceding expected amortization expense is an estimate. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, changes in foreign currency exchange rates, impairment of intangible assets, accelerated amortization of intangible assets and other events.

NOTE 4. Supplemental Stockholders’ Equity and Comprehensive Income Information

Accumulated Other Comprehensive Income (Loss)
(Millions)	Mar. 31 2004	Dec. 31, 2003

Cumulative translation – net	$(243)	$(208)
Minimum pension liability adjustments – net	(1,303)	(1,303)
Debt and equity securities, unrealized gain – net	2	2
Cash flow hedging instruments, unrealized gain (loss) – net	(26)	(45)

Total accumulated other comprehensive income (loss)	$(1,570)	$(1,554)

Income tax effects for cumulative translation are not significant because no tax provision has been made for the translation of foreign currency financial statements into U.S. dollars. Reclassification adjustments are made to avoid double counting in comprehensive income items that are also recorded as part of net income. Reclassification adjustments (other than for cash flow hedging instruments discussed in Note 5 to the Consolidated Financial Statements) were not material.

TOTAL COMPREHENSIVE INCOME	Three months ended March 31

(Millions)	2004	2003

Net Income	$722	$502
Other comprehensive income (loss)
Cumulative translation – net of $1 million tax benefit in
2004 and net of $2 million tax provision in 2003	(35)	34
Debt and equity securities,
unrealized loss – net of immaterial tax impact in 2004
and net of $1 million tax benefit in 2003	—	(1)
Cash flow hedging instruments, unrealized
gain (loss) – net of $11 million tax provision in 2004
and net of $6 million tax provision in 2003	19	8

Total comprehensive income	$706	$543

NOTE 5. Derivatives and Other Financial Instruments

The Company uses interest rate swaps, currency swaps, and forward and option contracts to manage risks generally associated with foreign exchange rate, interest rate and commodity market volatility.

Net Investment Hedging and Cash Flow Hedging:  The table that follows recaps net investment hedging and cash flow hedging amounts.  Reclassification adjustments are made to avoid double counting in comprehensive income items that are also included as part of net income.  The amount of the reclassification adjustment recognized in other comprehensive income is equal to, but opposite in sign from, the amount of the realized gain or loss in net income.

DERIVATIVES Net of Tax	Three months ended March 31
(Millions)	2004	2003

Unrealized gain/(loss) recorded in cumulative translation
Net investment hedging	$3	$(1)

Cash flow hedging instruments balance and activity
Beginning balance	$(45)	$(39)

Net unrealized holding gain/(loss)	(1)	(13)
Reclassification adjustment	20	21

Total activity	19	8

Ending balance	$(26)*	$(31)

Tax expense or benefit (cash flow hedging instruments)
Net unrealized holding gain/(loss)	$—	$11
Reclassification adjustment	(11)	(17)

*Based on exchange rates at March 31, 2004, the Company expects to reclassify to earnings over the next 12 months a majority of the cash flow hedging instruments after-tax loss of $26 million (with the impact largely offset by foreign currency cash flows from underlying hedged items).

Currency Effects:  3M estimates that currency effects, net of hedging impacts, increased net income by $57 million in the three months ended March 31, 2004.  This estimate includes the effect of translating profits from local currencies into U.S. dollars; the impact of currency fluctuations on the transfer of goods between 3M operations in the United States and abroad; and transaction gains and losses, including derivative instruments designed to reduce foreign currency exchange rate risks.  These derivative instruments and other transaction gains and losses increased net income by an estimated $3 million in the three months ended March 31, 2004.

NOTE 6. Pension and Postretirement Benefit Plans

On December 8, 2003, the Medicare Prescription Drug Improvement and Modernization Act (the Act) of 2003 was signed into law. The Act expands Medicare to include coverage for prescription drugs. 3M sponsors medical programs, including prescription drug coverage for U.S. retirees, and the Company expects that this legislation will eventually reduce the Company’s cost for some of these programs. On January 12, 2004, the FASB issued FASB Staff Position No. 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”, which allows the deferral of financial recognition of the Act until the FASB issues final accounting guidance. 3M elected to defer the recognition of the Act. Therefore, the Company’s accumulated postretirement obligation does not reflect the effects of the Act. The FASB’s specific authoritative guidance on accounting for the federal subsidy is pending, and that guidance, when issued, could require a change to the amounts recorded in the financial statements and disclosed in the Notes to the Consolidated Financial Statements.

Components of net periodic benefit cost and other supplemental information for the three months ended March 31 follow:

Benefit Plan Information	Qualified and Non-qualified Pension Benefits				Postretirement Benefits

	United States		International

(Millions)	2004	2003	2004	2003	2004	2003

Service cost	$41	$37	$26	$25	$14	$12
Interest cost	121	118	40	36	25	24
Expected return on plan assets	(157)	(155)	(49)	(45)	(21)	(19)
Amortization of transition (asset)
obligation	—	—	1	1	—	—
Amortization of prior service cost (benefit)	3	3	—	—	(10)	(8)
Recognized net actuarial (gain) loss	40	8	11	7	22	13

Net periodic benefit cost	$48	$11	$29	$24	$30	$22

Settlements, curtailments and special
termination benefits	9	8	—	—	—	—
Net periodic benefit cost after settlements,
curtailments and special termination
benefits	$57	$19	$29	$24	$30	$22

As previously disclosed, the Company expects to contribute an amount in the range of $100 million to $600 million to its U.S. and international pension plans, and approximately $150 million to its post-retirement plans, in 2004. The Company does not have a required minimum pension contribution obligation for its U.S. plans in 2004. Therefore, the amount of the anticipated discretionary contribution could vary significantly depending on the U.S. plans funding status as of the 2004 measurement date and the anticipated tax deductibility of the contribution. For the three months ended March 31, 2004, $47 million of contributions have been made to the Company’s pension plans.

NOTE 7. Commitments and Contingencies

Legal Proceedings:  Discussion of legal matters is incorporated by reference from Part II, Item 1, Legal Proceedings, of this document, and should be considered an integral part of the interim Consolidated Financial Statements and Notes.

NOTE 8.  Business Segments

Business Segment Information	Three months ended March 31
(Millions)	2004	2003

NET SALES

Health Care	$1,031	$946
Industrial	943	821
Display and Graphics	842	661
Consumer and Office	686	612
Safety, Security and
Protection Services	527	458
Electro and Communications	465	434
Transportation	438	381
Corporate and
Unallocated	7	5

Total Company	$4,939	$4,318

OPERATING INCOME

Health Care	$262	$238
Industrial	166	132
Display and Graphics	294	182
Consumer and Office	122	110
Safety, Security and
Protection Services	125	105
Electro and Communications	65	47
Transportation	119	100
Corporate and
Unallocated	(36)	(133)

Total Company	$1,117	$781

The following 2004 and 2003 charges were recorded in Corporate and Unallocated. First quarter 2004 includes $16 million in expense related to a reduction in breast implant receivables, primarily related to an arbitration panel ruling in the first quarter that rejected the Company’s claims for recovery under certain of its claims-made policies. During the first quarter of 2003, 3M recorded pre-tax charges of $93 million related to an adverse court ruling in a lawsuit filed against 3M in 1997 by LePage's Inc. First quarter 2003 also includes certain acquisition-related costs and respirator mask/asbestos litigation expenses.

NOTE 9. Review Report of Independent Accountants

PricewaterhouseCoopers LLP, the Company’s independent accountants, have performed reviews of the unaudited interim consolidated financial statements included herein, and their review report thereon accompanies this filing. Pursuant to Rule 436(c) of the Securities Act of 1933 ("Act") their report on these reviews should not be considered a “report” within the meaning of Sections 7 and 11 of the Act and the independent accountant liability under Section 11 does not extend to it.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of 3M Company:

We have reviewed the accompanying consolidated balance sheet of 3M Company and its subsidiaries as of March 31, 2004, and the related consolidated statements of income and of cash flows for the three-month periods ended March 31, 2004 and 2003. These interim financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2003, and the related consolidated statements of income, of changes in stockholders’ equity and comprehensive income, and of cash flows for the year then ended (not presented herein); and in our report dated February 9, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2003, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Minneapolis, Minnesota

April 19, 2004

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

3M is a diversified global manufacturer, technology innovator and marketer of a wide variety of products. 3M manages its operations in seven operating business segments: Health Care; Industrial; Display and Graphics; Consumer and Office; Safety, Security and Protection Services; Electro and Communications; and Transportation. For the three months ended March 31, 2004, 3M reported net sales of $4.939 billion and net income of $722 million, or $.90 per diluted share, compared with net sales of $4.318 billion and net income of $502 million, or $.63 per diluted share, for the three months ended March 31, 2003. The combination of a 14.4% increase in net sales, including core volume sales growth of 8.4%, and declining operating expenses as a percent of sales, resulted in a 22.6% operating income profit margin. The following table summarizes sales and operating income results in millions by business segment.

	Three months ended March 31

	2004		2003		% change

	Net Sales	Oper. Income	Net Sales	Oper. Income	Net Sales	Oper. Income

Health Care	$1,031	$262	$946	$238	9.0%	9.9%
Industrial	943	166	821	132	14.8%	25.1%
Display and Graphics	842	294	661	182	27.4%	61.5%
Consumer and Office	686	122	612	110	12.1%	10.8%
Safety, Security and
Protection Services	527	125	458	105	15.1%	19.1%
Electro and Communications	465	65	434	47	7.1%	36.1%
Transportation	438	119	381	100	14.9%	19.8%
Corporate and
Unallocated	7	(36)	5	(133)

Total Company	$4,939	$1,117	$4,318	$781	14.4%	43.1%

Sales growth for the three months ended March 31, 2004 was strongest in the Display and Graphics segment, while the Safety, Security and Protection Services, Transportation, Industrial, and Consumer and Office segments all achieved double digit sales growth. Display and Graphics continues to be led by sales of display enhancement films used in flat panel devices. Refer to the Performance by Business Segment section for a more detailed discussion of the results for the respective segments.

Asia Pacific local-currency sales increased 22.4%, with the strongest growth in China and Korea. All seven business segments contributed to this increase. U.S. sales revenue improved 4.2%, with growth in five of the seven segments. Foreign currency translation positively impacted European sales by 12.9% and Asia Pacific sales by 9.0%, as the U.S. dollar weakened against these currencies.

Operating income for the three months ended March 31, 2004, increased 43% versus the first quarter of 2003, as all seven business segments posted increases. Currency impacts boosted first quarter 2004 operating income by an estimated $90 million. During the first quarter of 2003, 3M recorded pre-tax charges of $93 million related to an adverse court ruling in a lawsuit filed against 3M in 1997 by LePage’s Inc.

3M generated $942 million of operating cash flows for the three months ended March 31, 2004, a $178 million increase over the three months ended March 31, 2003, with $1.818 billion of cash and cash equivalents as of March 31, 2004. For the three months ended March 31, 2004, the Company utilized $720 million of cash to repurchase 3M common stock and pay dividends. 3M’s debt to total capital ratio (total capital defined as debt plus equity) as of March 31, 2004, was just under 26%. 3M has an AA credit rating from Standard & Poor’s and an Aa1 credit rating from Moody’s Investors Service.

RESULTS OF OPERATIONS

Net Sales:

Three Months Ended March 31, 2004
	Worldwide	U.S.	International

Net sales (millions)	$ 4,939	$ 1,877	$ 3,062
Components of net sales change:

Volume – core	8.4%	3.4%	11.8%
Volume – acquisitions	0.3	0.6	0.1

Volume – total	8.7	4.0	11.9
Price	(0.4)	0.2	(0.8)

Total local-currency sales	8.3	4.2	11.1
Translation	6.1	—	10.5

Total sales change	14.4%	4.2%	21.6%

In the first quarter of 2004, core volume growth (which excludes the impact of businesses acquired or divested in the last 12 months) was led by display enhancement films and continued strengthening in many other businesses, including Consumer and Office and several other industrial-based businesses. All seven businesses posted positive worldwide local-currency sales growth. Core volume growth of 8.4% was the highest of any quarter since the second quarter of 2000 and marked the eighth consecutive quarter of positive volume growth. Acquisitions increased 2004 sales by approximately 0.3%, driven by the first quarter 2004 acquisitions of HighJump Software, Inc. and Hornell Holding AB. Internationally, selling prices declined 0.8%, with most of the decline coming in certain businesses that serve the electronics industry. Refer to the “Performance by Business Segment” section for additional discussion of sales change by segment.

On a geographic basis, all regions had positive local-currency sales growth in the quarter, led by the Asia Pacific area. U.S. sales growth was 4.2%, led by the Consumer and Office; Transportation; Industrial; and Safety, Security and Protection Services businesses. Local-currency sales growth was 22.4% in the Asia Pacific area, with Japan up 11.2% and the rest of the area up 31.4%. All seven businesses posted positive local-currency sales growth in the Asia Pacific area during the quarter. The Company posted 11.5% local-currency sales growth in the combined Latin America, Africa and Canada region, with all seven businesses showing increases. In Europe, local-currency sales grew by 1.2%. Growth in Europe was led by the Transportation; Safety, Security and Protection Services; Industrial; and the Health Care businesses. This was 3M’s highest local-currency sales growth in Europe since the second-quarter of 2001.

Operating Expenses:

	Three months ended March 31		2004 versus 2003
(Percent of net sales)	2004	2003

Cost of sales	49.3%	51.2%	(1.9)%
Selling, general and administrative expenses	22.4	22.3	0.1
Research, development and related expenses	5.7	6.3	(0.6)
Other expense	—	2.1	(2.1)
Operating income	22.6%	18.1%	4.5%

Cost of sales as a percent of net sales decreased 1.9 percentage points, primarily due a combination of higher volumes, productivity gains, positive currency impacts and favorable mix. Raw material costs decreased slightly compared to the first quarter of 2003. 3M’s global sourcing initiative has helped mitigate the impact of certain raw material price increases. Cost of sales includes manufacturing, engineering and freight costs.

Selling, general and administrative (SG&A) expenses as a percent of net sales were up slightly compared to the first quarter of 2003. SG&A expenses in U.S. dollars were negatively impacted by currency translation and increased advertising and merchandising spending to support 3M’s brand portfolio. On an ongoing basis, the Company is shifting SG&A dollars towards faster-growth businesses and geographic areas.

Other expense for 2003 includes special items. Special items represent significant charges or credits that are important to understanding the Company’s ongoing operating results. Special items are not measures recognized under U.S. generally accepted accounting principles. The determination of special items may not be comparable to similarly titled measures used by other companies. During the first quarter of 2003, 3M recorded pre-tax charges of $93 million ($58 million after tax) related to an adverse court ruling in a lawsuit filed against 3M in 1997 by LePage’s Inc. For more detail, refer to the “Legal Proceedings” discussion in 3M’s 2003 Annual Report on Form 10-K (Part I, Item 3).

Operating Income:

3M uses operating income as one of its primary business segment performance measurement tools. Operating income has steadily improved the last two years, and in the first quarter of 2004 was 22.6% of sales. Special items negatively impacted operating income in the first quarter of 2003 by $93 million, or 2.1% of sales.

Interest Expense and Income:

	Three months ended March 31
(Millions)	2004	2003

Interest expense	$19	$23
Interest income	(10)	(6)

Total	$9	$17

Interest Expense: The decrease in 2004 interest expense was primarily due to lower average debt balances and lower interest rates partially offset by a reduced benefit for capitalized interest.

Interest Income:  The increase in 2004 was primarily related to larger average cash balances partially offset by lower interest rates.

Provision for Income Taxes:

	Three months ended March 31
(Percent of pre-tax income)	2004	2003

Effective tax rate	33.0%	32.5%

The tax rate for the first three months of 2004 was 33.0%, comparable to the total year 2003 tax rate of 32.9%. The 2004 total year tax rate is estimated to be 33%.

Minority Interest:

	Three months ended March 31
(Millions)	2004	2003

Minority interest	$20	$14

Minority interest represents the elimination of the non-3M ownership interests, primarily in Sumitomo 3M Limited (3M owns 75% of Sumitomo 3M Limited). The increase in the first quarter of 2004 related primarily to higher profits in Sumitomo 3M.

Currency Effects:

3M estimates that currency effects, net of hedging impacts, increased net income by $57 million in the first quarter of 2004. This estimate includes the effect of translating profits from local currencies into U.S. dollars; the impact of currency fluctuations on the transfer of goods between 3M operations in the United States and abroad; and transaction gains and losses, including derivative instruments designed to reduce foreign currency exchange rate risks.

Accounting Pronouncements:

Information regarding accounting pronouncements is included in Note 1 to the Consolidated Financial Statements.

PERFORMANCE BY BUSINESS SEGMENT

Disclosures relating to 3M’s business segments are provided in Note 8 to the Consolidated Financial Statements.

Information related to 3M’s business segments is presented in the tables that follow. Local-currency sales (which includes both core and acquisition volume impacts plus price impacts) are provided for each segment. The translation impact and total sales change are also provided for each segment. Operating income in all segments benefited from local-currency sales increases, continued savings from 3M’s corporate initiatives and positive currency effects.

Health Care Business:

	Three months ended March 31
	2004	2003

Sales (millions)	$1,031	$946
Sales change analysis:
Local currency (volume and price)	2.2%	5.2%
Translation	6.8	6.7

Total sales change	9.0%	11.9%

Operating income (millions)	$262	$238
Percent change	9.9%	8.4%
Percent of sales	25.4%	25.2%

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

Health Care sales exceeded $1 billion, with local-currency sales growth of 2.2%. First quarter 2004 sales and operating income were negatively impacted by pharmaceutical and drug delivery agreements that did not repeat in 2004. This negatively impacted top line sales growth by about 2 percentage points. Operating income in Health Care was $262 million, up 9.9%.

The 3M product platform of immune response modifiers (IRMs) continues to progress. 3M received U.S. Food and Drug Administration (FDA) approval in March 2004 to market Aldara™ (imiquimod) Cream, 5%, for the treatment of actinic keratosis (a pre-cancerous skin condition). In April 2004, 3M received an “approvable” letter from the FDA in response to its supplemental new drug application on Aldara for the treatment of superficial basal cell carcinoma (a common form of non-melanoma skin cancer). The FDA noted no major deficiencies in the application and requested that 3M provide additional safety data as a condition of approval. 3M plans to submit such additional data from completed clinical studies in the second quarter of 2004. Given that FDA review of the additional data will take up to six months, 3M now expects approval in the second half of 2004. The Company expects Health Care sales growth to accelerate in late 2004, aided by the IRM platform.

Industrial Business:

	Three months ended March 31
	2004	2003

Sales (millions)	$943	$821
Sales change analysis:
Local currency (volume and price)	8.5%	4.0%
Translation	6.3	5.1

Total sales change	14.8%	9.1%

Operating income (millions)	$166	$132
Percent change	25.1%	19.3%
Percent of sales	17.6%	16.1%

The Industrial segment serves a broad range of industrial markets, from appliance and electronics to paper and packaging and food and beverage. Products include tapes, a wide variety of coated and non-woven abrasives, adhesives, specialty materials and supply chain execution software solutions.

In Industrial, all major geographic areas generated local-currency sales growth, led by the Asia Pacific area. Acquisitions added about 1 percentage point to sales growth in the quarter, driven by the acquisition of HighJump Software, Inc., a provider of supply chain execution software. Strong local-currency sales growth helped drive operating income growth of 25.1%.

Display and Graphics Business:

	Three months ended March 31
	2004	2003

Sales (millions)	$842	$661
Sales change analysis:
Local currency (volume and price)	20.4%	22.9%
Translation	7.0	7.9

Total sales change	27.4%	30.8%

Operating income (millions)	$294	$182
Percent change	61.5%	54.5%
Percent of sales	34.9%	27.5%

The Display and Graphics segment serves markets that include electronic display, touch screen, traffic safety and commercial graphics. This segment includes optical film and lens solutions for electronic displays, touch screens and touch monitors, reflective sheeting for transportation safety and commercial graphics systems.

Display and Graphics’ sales and operating income growth continued to surge in the first quarter of 2004, with sales increasing 20.4% in local currency. Sales and operating income growth was strongest in optical systems, as demand for flat-panel devices continued to drive sales of optical films and components. 3M also generated good sales and operating income growth in its Commercial Graphics business, which supplies films, inks and equipment for the commercial advertising industry.

Consumer and Office Business:

	Three months ended March 31
	2004	2003

Sales (millions)	$686	$612
Sales change analysis:
Local currency (volume and price)	7.4%	3.0%
Translation	4.7	4.6

Total sales change	12.1%	7.6%

Operating income (millions)	$122	$110
Percent change	10.8%	5.0%
Percent of sales	17.8%	18.0%

The Consumer and Office segment serves markets that include consumer retail, office retail, education, home improvement, building maintenance, food service and other markets. Products in this segment include office supply products, stationery products, construction and home improvement/home care products, protective material products, and visual systems products.

Local-currency sales growth in Consumer and Office was 7.4%. Sales growth was fairly broad based across the many channels 3M serves, most notably in consumer retail, home improvement, and office retail and wholesale. Operating income increased 10.8% to $122 million.

Safety, Security and Protection Services Business:

	Three months ended March 31
	2004	2003

Sales (millions)	$527	$458
Sales change analysis:
Local currency (volume and price)	9.2%	6.2%
Translation	5.9	4.7

Total sales change	15.1%	10.9%

Operating income (millions)	$125	$105
Percent change	19.1%	21.6%
Percent of sales	23.8%	23.0%

The Safety, Security and Protection Services segment strives to increase the safety, security and productivity of workers, facilities and systems. Major product offerings include respiratory protection products, safety and security products, energy control products, cleaning and protection products for commercial establishments, and roofing granules for asphalt shingles.

Safety, Security and Protection Services local-currency sales growth was 9.2%, driven by double-digit gains in respiratory protection, along with strong demand for cleaning and protection products for commercial buildings. Acquisitions added about one percentage point of growth in the first quarter. Operating income improved 19.1% to $125 million.

Electro and Communications Business:

	Three months ended March 31
	2004	2003

Sales (millions)	$465	$434
Sales change analysis:
Local currency (volume and price)	2.5%	(6.4)%
Translation	4.6	4.3

Total sales change	7.1%	(2.1)%

Operating income (millions)	$65	$47
Percent change	36.1%	(9.4)%
Percent of sales	13.9%	10.9%

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

Local-currency sales in Electro and Communications increased 2.5%, led by strong demand for electrical products, consistent with the improvements 3M is seeing in other industrial-related businesses. Operating income was $65 million, up 36.1 percent.

Transportation Business:

	Three months ended March 31
	2004	2003

Sales (millions)	$438	$381
Sales change analysis:
Local currency (volume and price)	8.1%	3.3%
Translation	6.8	5.9

Total sales change	14.9%	9.2%

Operating income (millions)	$119	$100
Percent change	19.8%	17.4%
Percent of sales	27.3%	26.2%

The Transportation segment serves markets that include automotive, automotive aftermarket, marine, aerospace and specialty vehicle markets. This segment provides components and products that are used in the manufacture, repair and maintenance of automotive, marine, aircraft and other specialty vehicles.

In Transportation, local currency sales growth was 8.1%, with operating income up 19.8%. Top-line growth in this business continues to benefit from new products and solutions for customers, along with a strategy of replicating successful 3M solutions across several distinct segments of the transportation industry.

FINANCIAL CONDITION AND LIQUIDITY

The Company’s net debt position is as follows:

	Mar. 31	Dec. 31
(Millions)	2004	2003

Total Debt	$2,824	$2,937
Less: Cash and cash equivalents	$1,818	$1,836

Net Debt	$1,006	$1,101

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

The Company’s financial condition and liquidity remain strong. Various assets and liabilities, including cash and short-term debt, can fluctuate significantly from month-to-month depending on short-term liquidity needs. Primary short-term liquidity needs are provided through U.S. commercial paper and euro commercial paper issuances. Medium-term note shelf borrowing capacity totaled $1.5 billion as of March 31, 2004. In March 2004, the Company renewed its $565 million, 364-day credit agreement among a group of primary relationship banks. This facility now provides up to $115 million (previously $90 million) in letters of credit ($86 million of which was utilized at March 31, 2004). This agreement requires us to maintain a funded debt to capitalization ratio (calculated as prescribed by the agreement) at no more than 0.60 to 1 at the end of each quarter. At March 31, 2004, this ratio was approximately 0.26 to 1. Working capital (defined as current assets minus current liabilities) totaled $2.900 billion at March 31, 2004, increasing $262 million from December 31, 2003. This increase was due in part to strong March 2004 sales, which resulted in a higher accounts receivable balance at March 31, 2004.

The Company uses various working capital measures that place emphasis on certain working capital assets and liabilities (e.g. accounts receivable, inventory).  These measures may not be computed the same as similarly titled measures used by other companies. The accounts receivable turnover index (defined as quarterly net sales multiplied by four, divided by ending net accounts receivable) totaled 6.80 at March 31, 2004, down from 6.95 at December 31, 2003.  Receivables increased $190 million, or 7.0%, compared with December 31, 2003, with strong March 2004 sales contributing to the increase. The inventory turnover index (defined as quarterly factory cost multiplied by four, divided by ending inventory) was 4.97 at March 31, 2004, down from 5.12 at December 31, 2003. Inventories increased $64 million, or 3.5%, compared with December 31, 2003.

Cash Flows from Operating Activities:

	Three months ended March 31
(Millions)	2004	2003

Net income	$722	$502
Depreciation and amortization	252	234
Company pension contributions	(47)	(32)
Income taxes (deferred and accrued income taxes)	142	142
Accounts receivable	(185)	(97)
Inventories	(57)	7
Accounts payable	(26)	13
Other – net	141	(5)

Net cash provided by operating activities	$942	$764

Cash flows from operating activities can fluctuate significantly from period to period, as pension funding decisions, tax timing differences and other items can significantly impact cash flows. In 2004, cash flows provided by operating activities increased $178 million. This improvement was driven by higher net income, which increased $220 million. The increase in “Other-net” (which reflects changes in other asset and liability accounts) is partially due to increases in liability balances, driven by higher pension expense and increases in profit sharing accruals related to higher profits.

The tables that follow show liability/receivable activity and pre-tax expense for breast implant, respirator masks/asbestos, and the LePage’s verdict liability. Because of the time delay between payment of claims and receipt of insurance reimbursements, the March 31, 2004 and December 31, 2003, amounts for both breast implant and respirator mask/asbestos liabilities are less than expected insurance recoveries. Thus, the expected net inflow of cash will increase future cash flows from operating activities. The first quarter of 2004 includes $16 million in expense related to a reduction in breast implant receivables. The first quarter of 2003 includes $6 million in expense for respirator mask/asbestos claims and litigation and also includes the LePage’s verdict liability of $93 million. For a more detailed discussion of these and other legal proceedings, refer to Part II, Item 1 of this Quarterly Report on Form 10-Q and Part I, Item 3 of 3M’s 2003 Annual Report on Form 10-K.

LIABILITY AND RECEIVABLE ACTIVITY	Three months ended Mar. 31	Twelve months ended Dec. 31
(Millions)	2004	2003

Breast implant liabilities:
Balance at beginning of period	$13	$5
Increase in liability during period	—	18
Cash fees and payments made	(2)	(10)

Balance at end of period	$11	$13

Breast implant receivables:
Balance at beginning of period	$338	$339
Increase (decrease) in receivable during period	(16)	16
Cash received from insurance	—	(17)

Balance at end of period	$322	$338

Respirator mask/asbestos liabilities:
Balance at beginning of period	$289	$161
Increase in liability during period	—	231
Cash fees and payments made	(22)	(103)

Balance at end of period	$267	$289

Respirator mask/asbestos receivables:
Balance at beginning of period	$448	$264
Increase in receivable during period	—	205
Cash received from insurance	—	(21)

Balance at end of period	$448	$448

LePage’s verdict liability:
Balance at end of period	$93	$93

PRE-TAX EXPENSE	Three months ended March 31
(Millions)	2004	2003

Breast implant	$16	$—
Respirator mask/asbestos	$—	$6
LePage’s verdict liability pre-tax expense	$—	$93

Cash Flows from Investing Activities:

	Three months ended March 31
(Millions)	2004	2003

Purchases of property, plant and equipment (PP&E)	$(158)	$(120)
Proceeds from sale of PP&E and other assets	10	69
Acquisitions, net of cash acquired	(80)	(416)
Proceeds from sale of investments	9	2

Net cash used in investing activities	$(219)	$(465)

Investments in property, plant and equipment are helping to meet product demand and increase manufacturing efficiency. In the first quarter of 2004, 3M entered into two business combination agreements. 3M acquired HighJump Software, Inc., a U.S. company that provides supply chain execution software and solutions with annual sales of approximately $36 million. 3M also purchased 91 percent of the outstanding shares of Hornell Holding AB, a global supplier of personal protective equipment for welding applications with annual sales of approximately $50 million. Refer to Note 2 to the Consolidated Financial Statements for additional information on these first quarter 2004 business combinations. In the first quarter of 2003, cash used for acquisitions of businesses included $377 million related to the purchase of an additional 25% ownership in Sumitomo 3M Limited. The Company continues to review additional acquisition opportunities.

Cash Flows from Financing Activities:

	Three months ended March 31
(Millions)	2004	2003

Change in short-term debt - net	$(63)	$6
Repayment of debt (maturities greater than 90 days)	(197)	(196)
Proceeds from debt (maturities greater than 90 days)	127	152

Total change in debt	$(133)	$(38)
Purchases of treasury stock	(438)	(173)
Reissuances of treasury stock	134	160
Dividends paid to stockholders	(282)	(257)
Other - net	(12)	(14)

Net cash used in financing activities	$(731)	$(322)

Total debt at March 31, 2004, was $2.824 billion, down from $2.937 billion at year-end 2003, helped by the strong cash flow generated during the first quarter of 2004. There were no new long-term debt issuances in the first quarter of 2004. Total debt was just under 26% of total capital (total capital is defined as debt plus equity), compared with approximately 27% at year-end 2003.

In the first quarter of 2004, the decrease in net short-term debt of $63 million includes the portion of short-term debt with original maturities of 90 days or less. The repayment of debt and the proceeds from debt for maturities greater than 90 days primarily related to commercial paper activity.

Repurchases of common stock are made to support the Company’s stock-based employee compensation plans and for other corporate purposes. On November 10, 2003, the Board of Directors authorized the purchase of up to $1.5 billion of the Company’s common stock between January 1, 2004 and December 31, 2004. As of March 31, 2004, $1.092 billion remained authorized for repurchase. Refer to the table captioned “Issuer Purchases of Equity Securities” in Part II, Item 2, for more information.

In February 2004, the Board of Directors increased the quarterly dividend on 3M common stock by 9.1% to 36 cents per share, equivalent to an annual dividend of $1.44 per share. This marks the 46th consecutive year of dividend increases. Other cash flows from financing activities include changes in cash overdraft balances and principal payments for capital leases.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be identified by the use of words like “plan,” “expect,” “aim,” “believe,” “project,” “anticipate,” “intend,” “estimate,” “will,” “should,” “could” and similar expressions in connection with any discussion, expectation, or projection of future operating or financial performance, events or trends. In particular, these include statements about the Company’s strategy for growth, product development, market position, future performance or results of current or anticipated products, interest rates, foreign exchange rates, and the outcome of contingencies, such as legal proceedings.

Factors That Could Affect Future Results – Forward-looking statements are based on certain assumptions and expectations of future events that are subject to risks and uncertainties. Actual future results and trends may differ materially from historical results or those projected in any such forward-looking statements depending on a variety of factors, including, but not limited to, the following:

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

•

The Company’s growth objectives are largely dependent on the timing and market acceptance of its new product offerings, including its ability to renew its pipeline of new products and to bring those products to market.  This ability may be adversely affected by difficulties or delays in product development, such as the inability to: identify viable new products; obtain adequate intellectual property protection; gain market acceptance of new products, or successfully complete clinical trials and obtain regulatory approvals. For example, new 3M pharmaceutical products, like any pharmaceutical under development, face substantial risks and uncertainties in the process of development and regulatory review. There are no guarantees that products will receive regulatory approvals or prove to be commercially successful. In particular, 3M anticipates regulatory approval of Aldara™ (imiquimod) Cream, 5%, for the treatment of superficial basal cell carcinoma (a common form of non-melanoma skin cancer) later in 2004.

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

•

The Company’s future results may be affected by various legal and regulatory proceedings, including those involving product liability, antitrust, environmental or other matters.  The outcome of these legal proceedings may differ from the Company’s expectations because the outcomes of litigation, including regulatory matters, are often difficult to reliably predict. Various factors or developments can lead the Company to change current estimates of liabilities and related insurance receivables where applicable, or make such estimates for matters previously not susceptible of reasonable estimates, such as a significant judicial ruling or judgment, significant settlement or changes in applicable law. A future adverse ruling or unfavorable development could result in future charges that could have a material adverse effect on the Company’s results of operations or cash flows in any particular period. A specific factor that may influence the Company’s estimate of its future asbestos-related liabilities is the pending Congressional consideration of legislation to reform asbestos-related litigation and pertinent information derived from that process. For a more detailed discussion of the legal proceedings involving the Company, see the discussion of “Legal Proceedings” in Part II, Item 1 of this document.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

In the context of Item 3, market risk refers to the risk of loss arising from adverse changes in financial and derivative instrument market rates and prices, such as fluctuations in interest rates and currency exchange rates. For a discussion of sensitivity analysis related to these types of market risks, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in 3M’s Annual Report on Form 10-K for the year ended December 31, 2003.  The Company believes that there have been no material changes in these market risks since year-end 2003.

Item 4.  Controls and Procedures.

a.  The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's “disclosure controls and procedures” (as defined in the Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

b.  There was no significant change in the Company’s internal controls over financial reporting that occurred during the Company’s most recently completed fiscal quarter, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

3M COMPANY

FORM 10-Q

For the Quarterly Period Ended March 31, 2004

PART II.  Other Information

Item 1. Legal Proceedings.

A description of the significant legal proceedings in which the Company is involved, both in general and with respect to specific matters, is contained in the Company’s Annual Report on Form 10-K for the period ending December 31, 2003, (the “Report”). This section describes significant developments since the preparation of the Report and should be read with reference to it. Unless specifically indicated, all previously reported matters remain pending.

Antitrust Litigation

The federal court in Pennsylvania hearing one of the seven pending purported class actions filed against the Company following the LePage's verdict and appellate ruling rejected the plaintiff's motion for class certification on behalf of all of 3M's tape customers. The plaintiff has filed a motion for reconsideration and for certification of a modified class.

Breast Implant Insurance Recovery Litigation

In April 2004, the London arbitration panel hearing the Company’s claims for insurance coverage for some of its breast implant liability and costs from certain claims-made insurance carriers rejected the Company’s claims for coverage from those carriers under those policies. This ruling concludes that arbitration proceeding. In light of this result, the Company reassessed the remaining insurance receivables under other policies, including the Company’s claims against 29 carriers under "occurrence" policies that the Minnesota Supreme Court upheld in August 2003 in a key ruling in the Company’s favor. Considering all of these factors, the Company reduced the insurance receivable by $16 million to $322 million.

Respirator Mask/Asbestos Litigation

As of March 31, 2004, the Company is a named defendant, typically with multiple co-defendants, in numerous lawsuits in various courts that purport to assert claims by approximately 89,800 individual claimants and has accrued liabilities of $267 million and receivables for the probable amount of insurance recoveries of $448 million related to this litigation. Such accruals are subject to the various factors previously disclosed.

Environmental Matters

The Environmental Protection Agency is seeking $110,000 in penalties due to alleged violations of certain record keeping and reporting requirements under federal air pollution regulations at the Company’s manufacturing facility in Cordova, Illinois. In discussions with the agency, the EPA indicated that a portion of the penalty may be used to improve processes at that manufacturing facility.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

(e) Issuer Purchases of Equity Securities

Repurchases of common stock are made to support the Company’s stock-based employee compensation plans and for other corporate purposes. On November 10, 2003, the Board of Directors authorized the purchase of up to $1.5 billion of the Company’s common stock between January 1, 2004 and December 31, 2004.

Issuer Purchases of Equity Securities (registered pursuant to Section 12 of the Exchange Act)

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (Millions)

January 1-31, 2004	1,967,130	$82.57	1,742,100	$1,356
February 1-29, 2004	2,079,179	79.41	2,059,000	1,193
March 1-31, 2004	1,406,826	78.45	1,288,700	1,092

Total	5,453,135	$80.30	5,089,800	$1,092

(1) The total number of shares purchased includes: (i) shares purchased under the Board’s $1.5 billion authorization described above, and (ii) shares purchased in connection with the exercise of stock options and a small number of shares purchased from individuals (which combined totaled 225,030 shares in January 2004, 20,179 shares in February 2004, and 118,126 shares in March 2004).

Item 3. Defaults Upon Senior Securities.– No matters require disclosure.

Item 4. Submission of Matters to a Vote of Security Holders.– No matters require disclosure.

Item 5. Other Information.– No matters require disclosure.

Item 6. Exhibits and Reports on Form 8-K.

(a) (1) Financial Statements.  The consolidated financial statements filed as part of this report are listed in the index to financial statements on page 2.

(a) (2) Financial Statement Schedules.  Financial statement schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the Consolidated Financial Statements or the notes thereto. The financial statements of unconsolidated subsidiaries are omitted because, considered in the aggregate, they would not constitute a significant subsidiary.

(a) (3) Exhibits.  The exhibits are either filed with this report or incorporated by reference into this report. See (c) below for details, including identification of management contracts or compensatory plans or arrangements.

(b) Reports on Form 8-K:

In the Form 8-K dated January 20, 2004, 3M furnished an earnings press release which reported 3M’s unaudited consolidated financial results for the fourth quarter and total year 2003. In the Form 8-K/A dated January 21, 2004, 3M updated the January 20, 2004, Form 8-K by clarifying the use of free cash flow (a non-GAAP measure) therein. In the Form 8-K dated March 3, 2004, 3M filed a press release in connection with 3M Pharmaceuticals obtaining FDA approval for the first immune response modifier to treat actinic keratosis. In the Form 8-K dated March 17, 2004, 3M furnished a press release increasing its first-quarter and full-year 2004 earnings guidance.

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

  (10.6)

3M Deferred Compensation Plan, as amended through February 9, 2004 is incorporated by reference from our Form 10-K for the year ended December 31, 2003.

  (10.7)

3M Executive Profit Sharing Plan, as amended through February 11, 2002, is incorporated by reference from our Form 10-K for the year ended December 31, 2003.

  (10.8)

3M Performance Unit Plan, as amended through February 10, 2003, is incorporated by reference from our Form 10-K for the year ended December 31, 2003.

  (10.9)

3M Compensation Plan for Non-Employee Directors, as amended, is incorporated by reference from our Form 10-K for the year ended December 31, 2003.

(10.10)

3M Executive Life Insurance Plan, as amended, is incorporated by reference from our Form 10-K for the year ended December 31, 2003.

(10.11)

Summary of Personal Financial Planning Services for 3M Executives is incorporated by reference from our Form 10-K for the year ended December 31, 2003.

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

Filed electronically herewith:

   (12)

Calculation of ratio of earnings to fixed charges.

   (15)

A letter from the Company’s independent accountants regarding unaudited interim consolidated financial statements.

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

(Registrant)

Date:  May 4, 2004

By   /s/ Patrick D. Campbell

_____________________

Patrick D. Campbell,

Senior Vice President and Chief Financial Officer

(Mr. Campbell is the Principal Financial Officer and has

 been duly authorized to sign on behalf of the Registrant.)