Form 10-Q
period 2004-06-30
3M CO
filed 2004-08-04
CIK 66740

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ Ö ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

                                      Shares of common stock outstanding at June 30, 2004: 782,703,301.

This document contains 46 pages.

The table of contents is set forth on page 2.

The exhibit index begins on page 32.

3M COMPANY

FORM 10-Q

For the Quarterly Period Ended June 30, 2004

TABLE OF CONTENTS

3M COMPANY

FORM 10-Q

For the Quarterly Period Ended June 30, 2004

PART I.  Financial Information

Item 1.  Financial Statements.

Consolidated Statement of Income
 (Unaudited)

3M Company and Subsidiaries
	Three months ended June 30		Six months ended June 30
(Millions, except per share amounts)	2004	2003	2004	2003

Net sales	$5,012	$4,580	$9,951	$8,898

Operating expenses
Cost of sales	2,452	2,323	4,888	4,534
Selling, general and administrative expenses	1,084	1,021	2,188	1,984
Research, development and related expenses	290	276	572	546
Other expense	—	—	—	93

Total	3,826	3,620	7,648	7,157

Operating income	1,186	960	2,303	1,741

Interest expense and income
Interest expense	16	24	35	47
Interest income	(10)	(5)	(20)	(11)

Total	6	19	15	36

Income before income taxes and minority interest	1,180	941	2,288	1,705
Provision for income taxes	389	310	755	558
Minority interest	18	12	38	26

Net income	$773	$619	$1,495	$1,121

Weighted average common shares outstanding – basic	782.5	781.8	782.7	780.9
Earnings per share – basic	$.99	$.79	$1.91	$1.44

Weighted average common shares outstanding – diluted	799.7	792.3	799.6	791.4
Earnings per share – diluted	$.97	$.78	$1.87	$1.42

Cash dividends paid per common share	$.36	$.33	$.72	$.66

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

Consolidated Balance Sheet
 (Unaudited)

3M Company and Subsidiaries
	Jun. 30	Dec. 31
(Dollars in millions, except per share amounts)	2004	2003

Assets
Current assets
Cash and cash equivalents	$2,314	$1,836
Accounts receivable – net	2,913	2,714
Inventories
Finished goods	998	921
Work in process	605	596
Raw materials and supplies	337	299

Total inventories	1,940	1,816
Other current assets	1,460	1,354

Total current assets	8,627	7,720

Investments	211	218
Property, plant and equipment	15,724	15,841
Less: Accumulated depreciation	(10,268)	(10,232)

Property, plant and equipment – net	5,456	5,609
Goodwill	2,513	2,419
Intangible assets – net	286	274
Other assets	1,269	1,360

Total assets	$18,362	$17,600

Liabilities and Stockholders’ Equity
Current liabilities
Short-term borrowings and current portion of long-term debt	$1,358	$1,202
Accounts payable	1,108	1,087
Accrued payroll	487	436
Accrued income taxes	1,094	880
Other current liabilities	1,547	1,477

Total current liabilities	5,594	5,082

Long-term debt	1,303	1,735
Other liabilities	3,008	2,898

Total liabilities	9,905	9,715

Commitments and contingencies (Note 7)

Stockholders equity
Common stock, $.01 par value, 944,033,056 shares issued	9	9
Capital in excess of par value	287	287
Retained earnings	14,763	14,010
Treasury stock, at cost; 161,329,755 shares at Jun. 30, 2004;
159,915,696 shares at Dec. 31, 2003	(4,764)	(4,641)
Unearned compensation	(214)	(226)
Accumulated other comprehensive income (loss)	(1,624)	(1,554)

Stockholders equity – net	8,457	7,885

Total liabilities and stockholders’ equity	$18,362	$17,600

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

Consolidated Statement of Cash Flows
 (Unaudited)

3M Company and Subsidiaries
	Six months ended June 30
(Dollars in millions)	2004	2003

Cash Flows from Operating Activities
Net income	$1,495	$1,121
Adjustments to reconcile net income
to net cash provided by operating activities
Depreciation and amortization	497	475
Company pension contributions	(70)	(53)
Deferred income tax provision	7	(18)
Changes in assets and liabilities
Accounts receivable	(223)	(155)
Inventories	(129)	30
Other current assets	(125)	(289)
Other assets – net of amortization	107	132
Accrued income taxes	310	336
Accounts payable	18	18
Other current liabilities	194	200
Other liabilities	160	76
Other – net	(4)	17

Net cash provided by operating activities	2,237	1,890

Cash Flows from Investing Activities
Purchases of property, plant and equipment (PP&E)	(378)	(264)
Proceeds from sale of PP&E and other assets	20	80
Acquisitions, net of cash acquired	(86)	(424)
Purchases of investments	—	(10)
Proceeds from sale of investments	9	4

Net cash used in investing activities	(435)	(614)

Cash Flows from Financing Activities
Change in short-term debt – net	(65)	(328)
Repayment of debt (maturities greater than 90 days)	(351)	(328)
Proceeds from debt (maturities greater than 90 days)	130	307
Purchases of treasury stock	(792)	(280)
Reissuances of treasury stock	352	270
Dividends paid to stockholders	(564)	(515)
Other – net	(23)	(23)

Net cash used in financing activities	(1,313)	(897)

Effect of exchange rate changes on cash
and cash equivalents	(11)	(23)

Net increase in cash and cash equivalents	478	356
Cash and cash equivalents at beginning of year	1,836	618

Cash and cash equivalents at end of period	$2,314	$974

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1.  Basis of Presentation

The interim consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of the Company’s consolidated financial position, results of operations and cash flows for the periods presented. These adjustments consist of normal, recurring items. The results of operations for any interim period are not necessarily indicative of results for the full year. The interim consolidated financial statements and notes are presented as permitted by the requirements for Quarterly Reports on Form 10-Q. This Quarterly Report on Form 10-Q should be read in conjunction with the Company's consolidated financial statements and notes included in its 2003 Annual Report on Form 10-K and the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004.

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

Pensions and Other Postretirement Benefits:  In December 2003, the FASB revised Statement of Financial Accounting Standards (SFAS) No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” effective for fiscal years ending after December 15, 2003. This revision added disclosures related to assets, obligations and cash flows. This statement does not change the accounting for pension plans and other postretirement benefit plans as required by SFAS No. 87, “Employers’ Accounting for Pensions”, SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans for Termination Benefits” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”.  3M adopted FAS 132 at year-end 2003. Refer to Note 6 to the Consolidated Financial Statements for the quarterly disclosures required under this standard and for discussion of the Medicare Prescription Drug, Improvement and Modernization Act of 2003.

Significant Accounting Policies

Earnings per share:  The following table recaps computations for basic and diluted earnings per share.  The difference in the weighted average shares outstanding for calculating basic and diluted earnings per share is attributable to the dilution associated with the Company’s stock-based compensation plans.  Certain Management Stock Ownership Program average options outstanding were not included in the computation of diluted earnings per share because they would not have had a dilutive effect (an immaterial amount of options were not included for 2004; 12.8 million average options were not included for the three months ended June 30, 2003; 12.7 million average options were not included for the six months ended June 30, 2003).  The conditions for conversion related to the Company’s $639 million in aggregate face amount of Convertible Notes were not met (refer to 3M’s 2003 Annual Report on Form 10-K, Note 9 to the Consolidated Financial Statements, for more detail); accordingly, there was no impact on 3M’s diluted earnings per share.  If the conditions for conversion are met, 3M may choose to pay in cash and/or common stock.

Earnings Per Share Computations
	Three months ended June 30		Six months ended June 30
(Amounts in millions, except per share amounts)	2004	2003	2004	2003

Numerator:
Net income	$773	$619	$1,495	$1,121

Denominator:
Denominator for weighted average common
shares outstanding - basic	782.5	781.8	782.7	780.9

Dilution associated with the Company's
stock-based compensation plans	17.2	10.5	16.9	10.5

Denominator for weighted average common
shares outstanding - diluted	799.7	792.3	799.6	791.4

Earnings per share - basic	$.99	$.79	$1.91	$1.44
Earnings per share - diluted	.97	.78	1.87	1.42

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

Stock-Based Compensation Pro Forma Net Income and Earnings Per Share	Three months ended June 30		Six months ended June 30
(Millions, except per share amounts)	2004	2003	2004	2003

Net income, as reported	$773	$619	$1,495	$1,121
Add: Stock-based compensation expense
included in net income, net of
related tax effects	—	—	1	1
Deduct: Total stock-based compensation
expense determined under fair value,
net of related tax effects	(30)	(31)	(58)	(68)

Pro forma net income	743	588	1,438	1,054

Earnings per share - basic
As reported	$.99	$.79	$1.91	$1.44
Pro forma	.95	.75	1.84	1.35

Earnings per share - diluted
As reported	$.97	$.78	$1.87	$1.42
Pro forma	.93	.74	1.80	1.33

NOTE 2.  Acquisitions and Divestitures

In February 2004, 3M (Industrial Business) purchased 100 percent of the outstanding common shares of HighJump Software, Inc., a U.S. company that provides supply chain execution software and solutions.  The total purchase price of approximately $66 million included $23 million of cash paid (net of cash acquired) plus 541,581 shares of 3M common stock.  The 3M common stock had a market value of $43 million at the acquisition measurement date and was previously held as 3M treasury stock.  The allocation of the purchase price is presented in the table that follows.

In March 2004, 3M (Safety, Security and Protection Services Business) purchased 91 percent of the outstanding shares of Hornell Holding AB, a Swedish company, for approximately $95 million, including assumption of debt.  This $95 million includes $57 million of cash paid (net of cash acquired) and the acquisition of $38 million of debt, most of which has been subsequently repaid.  In June 2004, 3M acquired substantially all of the remaining outstanding shares for approximately $6 million in cash.  Hornell Holding AB is a global supplier of personal protective equipment for welding applications.  The allocation of the purchase price, which has not yet been finalized, is presented in the table that follows.

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

2004 ACQUISITION ACTIVITY Asset (Liability) (Millions)	HighJump Software, Inc.	Hornell Holdings AB and Subsidiaries	Total

Accounts receivable	$6	$7	$13
Inventories	—	9	9
Other current assets	1	1	2
Property, plant and equipment - net	1	6	7
Purchased intangible assets	18	21	39
Purchased goodwill	52	72	124
Deferred tax asset	3	—	3
Accounts payable and other current liabilities	(4)	(8)	(12)
Interest bearing debt	—	(38)	(38)
Deferred revenue	(6)	—	(6)
Other long-term liabilities	(5)	(7)	(12)

Net assets acquired	$66	$63	$129

Supplemental information:
Cash paid	$24	$66	$90
Less: Cash acquired	1	3	4

Cash paid, net of cash acquired	$23	$63	$86

NOTE 3.  Goodwill and Indefinite-Lived Intangible Assets

Goodwill acquired in the six months ended June 30, 2004, totaled $124 million, none of which is deductible for tax purposes.  The goodwill balance by business segment as of June 30, 2004, and December 31, 2003, follows:

Goodwill (Millions)	Dec. 31, 2003 balance	2004 Acquisition Activity	2004 translation and other	Jun. 30, 2004 balance

Health Care	$513	$—	($ 13)	$500
Industrial	323	52	(7)	368
Display and Graphics	903	—	(2)	901
Consumer and Office	56	—	(1)	55
Safety, Security and Protection Services	100	72	1	173
Electro and Communications	494	—	(7)	487
Transportation	30	—	(1)	29

Total Company	$2,419	$124	($ 30)	$2,513

Acquired Intangible Assets
The carrying amount and accumulated amortization of acquired intangible assets as of June 30, 2004, and December 31, 2003 follow:

(Millions)	Jun. 30 2004	Dec. 31 2003

Patents	$330	$320
Other amortizable intangible assets	149	125
Non-amortizable intangible assets (tradenames)	62	64

Total gross carrying amount	541	509

Accumulated amortization - patents	(166)	(153)
Accumulated amortization - other	(89)	(82)

Total accumulated amortization	(255)	(235)

Total intangible assets - net	$286	$274

Amortization expense for acquired intangible assets for the three-month and six-month periods ended June 30, 2004 and 2003 follows:

	Three months ended June 30		Six months ended June 30
(Millions)	2004	2003	2004	2003

Amortization expense	$11	$11	$22	$21

The table below shows expected amortization expense for acquired intangible assets recorded as of June 30, 2004:

(Millions)	Last 2 Quarters 2004	2005	2006	2007	2008	After 2008

Amortization expense	$22	$38	$32	$28	$27	$77

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

NOTE 4.  Supplemental Stockholders’ Equity and Comprehensive Income Information

Common stock (.01 par value per share) of 3.0 billion shares is authorized, with 944,033,056 shares issued.  During the second quarter of 2004, stockholders approved 3M’s Board of Director’s recommended increase in authorized shares of Common Stock from 1.5 billion shares to 3.0 billion shares.  Preferred stock, without par value, of 10 million shares is authorized but unissued.

Accumulated Other Comprehensive Income (Loss)
(Millions)	June 30, 2004	Dec. 31, 2003

Cumulative translation - net	$ (315)	$ (208)
Minimum pension liability adjustments - net	(1,303)	(1,303)
Debt and equity securities, unrealized gain - net	1	2
Cash flow hedging instruments, unrealized gain (loss) - net	(7)	(45)

Total accumulated other comprehensive income (loss)	$(1,624)	$(1,554)

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

TOTAL COMPREHENSIVE INCOME	Three months ended June 30

(Millions)	2004	2003

Net Income	$773	$619
Other comprehensive income (loss)
Cumulative translation - net of $3 million tax provision in
2004 and $3 million tax benefit in 2003	(72)	252
Debt and equity securities,
unrealized loss - net of immaterial tax impact in 2004
and net of $1 million tax provision in 2003	(1)	1
Cash flow hedging instruments, unrealized
gain (loss) - net of $11 million tax provision in 2004
and net of $7 million tax benefit in 2003	19	(12)

Total comprehensive income	$719	$860

TOTAL COMPREHENSIVE INCOME	Six months ended June 30

(Millions)	2004	2003

Net Income	$1,495	$1,121
Other comprehensive income (loss)
Cumulative translation - net of $2 million tax provision in
2004 and net of $1 million tax benefit in 2003	(107)	286
Debt and equity securities,
unrealized loss - net of immaterial tax impact in 2004
and 2003	(1)	—
Cash flow hedging instruments, unrealized
gain (loss) - net of $22 million tax provision in 2004
and net of $1 million tax benefit in 2003	38	(4)

Total comprehensive income	$1,425	$1,403

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

DERIVATIVES	Three months ended June 30		Six months ended June 30
Net of Tax (Millions)	2004	2003	2004	2003

Unrealized gain/(loss) recorded in cumulative translation
Net investment hedging	$(6)	$2	$(3)	$1

Cash flow hedging instruments balance and activity
Beginning balance	$(26)	$(31)	$(45)	$(39)

Net unrealized holding gain/(loss)	6	(40)	5	(53)
Reclassification adjustment	13	28	33	49

Total activity	19	(12)	38	(4)

Ending balance	$(7)*	$(43)	$(7)*	$(43)

Tax expense or benefit (cash flow hedging instruments)
Net unrealized holding gain/(loss)	$(4)	$12	$(4)	$23
Reclassification adjustment	(7)	(5)	(18)	(22)

*Based on exchange rates at June 30, 2004, the Company expects to reclassify to earnings over the next 12 months a majority of the cash flow hedging instruments after-tax loss of $7 million (with the impact largely offset by foreign currency cash flows from underlying hedged items).

NOTE 6. Pension and Postretirement Benefit Plans
On December 8, 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the Act) was signed into law. The Act expands Medicare to include coverage for prescription drugs. 3M sponsors medical programs, including prescription drug coverage for U.S. retirees. On May 19, 2004, the FASB issued FASB Staff Position No. 106-2 (FSP 106-2), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”, which requires current recognition of the federal subsidy that employers may receive for providing drug coverage to retirees. FSP 106-2 is effective for the first interim period beginning after June 15, 2004. The Company’s June 30, 2004 accumulated postretirement obligation and Net Periodic Benefit Cost do not reflect the effects of the Act. The Company anticipates lower postretirement benefit expenses of approximately one and one half cents per diluted share for the last six months of 2004, as a result of the recognition of the future federal subsidy and the impact of remeasuring the accumulated postretirement obligation.

The Company currently has a measurement date of September 30 for U.S. pension plans and a date of December 31 for international pension plans. In order to align the measurement dates, the Company intends to change its U.S. pension plan measurement date in 2004 from September 30 to December 31. The primary reasons for this change include consistency between the U.S. and international dates, the increased clarity that results from having the same measurement and balance sheet dates, and administrative simplification. This change in measurement date will not have any impact on 2004 results.

Components of net periodic benefit cost and other supplemental information for the three months ended June 30 follow:

Benefit Plan Information	Three months ended June 30

	Qualified and Non-qualified Pension Benefits				Postretirement Benefits

	United States		International

(Millions)	2004	2003	2004	2003	2004	2003

Service cost	$41	$37	$26	$25	$13	$12
Interest cost	121	119	40	36	25	24
Expected return on plan assets	(157)	(156)	(49)	(44)	(21)	(20)
Amortization of transition (asset)
obligation	—	—	1	1	—	—
Amortization of prior service cost (benefit)	4	4	—	—	(10)	(8)
Recognized net actuarial (gain) loss	40	7	11	7	23	14

Net periodic benefit cost	$49	$11	$29	$25	$30	$22

Settlements, curtailments and special
termination benefits	3	6	—	—	—	—
Net periodic benefit cost after settlements,
curtailments and special termination
benefits	$52	$17	$29	$25	$30	$22

Benefit Plan Information	Six months ended June 30

	Qualified and Non-qualified Pension Benefits				Postretirement Benefits

	United States		International

(Millions)	2004	2003	2004	2003	2004	2003

Service cost	$82	$74	$52	$50	$27	$24
Interest cost	242	237	80	72	50	48
Expected return on plan assets	(314)	(311)	(98)	(89)	(42)	(39)
Amortization of transition (asset)
obligation	—	—	2	2	—	—
Amortization of prior service cost (benefit)	7	7	—	—	(20)	(16)
Recognized net actuarial (gain) loss	80	15	22	14	45	27

Net periodic benefit cost	$97	$22	$58	$49	$60	$44

Settlements, curtailments and special
termination benefits	12	14	—	—	—	—
Net periodic benefit cost after settlements,
curtailments and special termination
benefits	$109	$36	$58	$49	$60	$44

The Company currently expects to contribute an amount in the range of $300 million to $600 million to its U.S. and international pension plans, and approximately $150 million to its post-retirement plans, in 2004. This estimate includes an expected third quarter 2004 special pension contribution to 3M’s Japanese pension plan of approximately $160 million. The Company does not have a required minimum pension contribution obligation for its U.S. plans in 2004. Therefore, the amount of the anticipated discretionary contribution could vary significantly depending on the U.S. plans’ funding status as of the 2004 measurement date and the anticipated tax treatment of the contribution. For the six months ended June 30, 2004, $70 million of contributions have been made to the Company’s pension plans.

NOTE 7.  Commitments and Contingencies

Legal Proceedings:  Discussion of legal matters is incorporated by reference from Part II, Item 1, Legal Proceedings, of this document, and should be considered an integral part of the interim Consolidated Financial Statements and Notes.

NOTE 8.  Business Segments

Business Segment Information	Three months ended June 30		Six months ended June 30
(Millions)	2004	2003	2004	2003

NET SALES

Health Care	$1,049	$1,017	$2,080	$1,963
Industrial	949	838	1,892	1,659
Display and Graphics	881	719	1,723	1,380
Consumer and Office	675	637	1,361	1,249
Safety, Security and
Protection Services	547	518	1,074	976
Electro and Communications	489	458	954	892
Transportation	411	383	849	764
Corporate and
Unallocated	11	10	18	15

Total Company	$5,012	$4,580	$9,951	$8,898

OPERATING INCOME

Health Care	$274	$263	$536	$501
Industrial	167	102	333	234
Display and Graphics	311	209	605	391
Consumer and Office	123	108	245	218
Safety, Security and
Protection Services	136	131	261	236
Electro and Communications	79	71	144	118
Transportation	106	95	225	195
Corporate and
Unallocated	(10)	(19)	(46)	(152)

Total Company	$1,186	$960	$2,303	$1,741

The following 2004 and 2003 charges were recorded in Corporate and Unallocated for the six-months ended June 30, 2004 and 2003.  First quarter 2004 includes $16 million in expense related to a reduction in breast implant receivables, primarily related to an arbitration panel ruling in the first quarter that rejected the Company’s claims for recovery under certain of its claims-made policies.  During the first quarter of 2003, 3M recorded pre-tax charges of $93 million related to an adverse court ruling in a lawsuit filed against 3M in 1997 by LePage's Inc. (for more detail, refer to Part II, Item 1, Legal Proceedings).  First quarter 2003 also includes certain acquisition-related costs and respirator mask/asbestos litigation expenses.

NOTE 9.  Review Report of Independent Registered Public Accounting Firm

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of 3M Company:

We have reviewed the accompanying consolidated balance sheet of 3M Company and its subsidiaries as of June 30, 2004, and the related consolidated statements of income for the three-month and six-month periods ended June 30, 2004 and 2003, and of cash flows for the six-month periods ended June 30, 2004 and 2003. These interim financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States).  A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2003, and the related consolidated statements of income, of changes in stockholders’ equity and comprehensive income, and of cash flows for the year then ended (not presented herein); and in our report dated February 9, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2003, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Minneapolis, Minnesota

July 19, 2004

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

3M is a diversified global manufacturer, technology innovator and marketer of a wide variety of products. 3M manages its operations in seven operating business segments: Health Care; Industrial; Display and Graphics; Consumer and Office; Safety, Security and Protection Services; Electro and Communications; and Transportation. For the three months ended June 30, 2004, 3M reported net sales of $5.012 billion and net income of $773 million, or $.97 per diluted share, compared with net sales of $4.580 billion and net income of $619 million, or $.78 per diluted share, for the three months ended June 30, 2003. The combination of a 9.5% increase in net sales, including core volume sales growth of 7.2%, and declining operating expenses as a percent of sales, resulted in a 23.7% operating income profit margin. The following table summarizes sales and operating income results by business segment.

	Three months ended June 30

	2004		2003		% change

(Millions)	Net Sales	Oper. Income	Net Sales	Oper. Income	Net Sales	Oper. Income

Health Care	$1,049	$274	$1,017	$263	3.1%	4.0%
Industrial	949	167	838	102	13.2%	64.0%
Display and Graphics	881	311	719	209	22.5%	48.7%
Consumer and Office	675	123	637	108	5.9%	14.4%
Safety, Security and
Protection Services	547	136	518	131	5.6%	3.7%
Electro and
Communications	489	79	458	71	6.8%	12.3%
Transportation	411	106	383	95	7.4%	11.3%
Corporate and
Unallocated	11	(10)	10	(19)

Total Company	$5,012	$1,186	$4,580	$960	9.5%	23.4%

Sales for the three months ended June 30, 2004 increased 9.5% to $5.012 billion, with all seven business segments posting positive worldwide local-currency growth. The broad-based volume growth of 7.7% represents the fourth consecutive quarter of volume growth greater than 7% and the ninth consecutive quarter of positive volume growth. Growth was strongest in the Display and Graphics and Industrial business segments. Refer to the Performance by Business Segment section for a more detailed discussion of the results for the respective segments.

Geographically, 3M achieved positive local-currency sales growth in all regions, led by the Asia Pacific region at over 18% in the quarter. Foreign currency translation positively impacted both Europe and Asia Pacific sales by 6.1%, as the U.S. dollar weakened against these currencies, while currency effects in the combined Latin America, Africa and Canada region reduced sales by 2.3%.

Operating income for the three months ended June 30, 2004, increased 23.4% versus the second quarter of 2003, as five of the seven business segments posted double digit operating income increases, led by the Industrial and Display and Graphics business segments. Currency impacts boosted second quarter 2004 operating income by an estimated $72 million. Overall, the strength of our broad portfolio and a continued focus on operational excellence drove growth in both net sales and operating income in all seven of our business segments versus the second-quarter of 2003.

3M generated $2.237 billion of operating cash flows for the six months ended June 30, 2004, a $347 million increase over the six months ended June 30, 2003, with $2.314 billion of cash and cash equivalents as of June 30, 2004. For the six months ended June 30, 2004, the Company utilized $792 million of cash to repurchase 3M common stock and $564 million of cash to pay dividends. 3M’s debt to total capital ratio (total capital defined as debt plus equity) as of June 30, 2004, was 24%. 3M has an AA credit rating from Standard & Poor’s and an Aa1 credit rating from Moody’s Investors Service.

RESULTS OF OPERATIONS

Percent change information compares the second quarter and first six months of 2004 with the same periods last year, unless otherwise indicated.

Net Sales:

	Three months ended June 30, 2004			Six months ended June 30, 2004

	United States	Inter- national	Worldwide	United States	Inter- national	Worldwide

Net sales (millions)	$1,975	$3,037	$5,012	$3,852	$6,099	$9,951
Components of net sales change:

Volume - core	2.3%	10.6%	7.2%	2.8%	11.2%	7.7%
Volume - acquisitions	0.8	0.3	0.5	0.7	0.2	0.4

Volume - total	3.1	10.9	7.7	3.5	11.4	8.1
Price	(0.4)	(1.3)	(1.0)	(0.1)	(1.0)	(0.7)

Total local-currency sales	2.7	9.6	6.7	3.4	10.4	7.4
Translation	—	4.8	2.8	—	7.5	4.4

Total sales change	2.7%	14.4%	9.5%	3.4%	17.9%	11.8%

In the second quarter and first six months of 2004, core volume growth (which excludes the impact of businesses acquired or divested in the last 12 months) was broad-based, with all seven businesses posting positive worldwide local-currency sales growth. Core volume growth of more than 7% in both the second quarter and first six months was led by the Display and Graphics business and the Industrial business. Acquisitions increased second quarter 2004 sales by approximately 0.5% and first six months sales by approximately 0.4%, driven by the 2004 acquisitions of HighJump Software, Inc. and Hornell Holding AB. Internationally, selling prices declined 1.3% in the second quarter and were down 1% for the first six months, with most of the decline coming in certain businesses that serve the electronics industry, where it is important to look at the impact of both volume and price. Refer to the “Performance by Business Segment” section for additional discussion of sales change by segment.

On a geographic basis, all regions had positive local-currency sales growth in the second quarter and for the first six months, led by the Asia Pacific area. For the second quarter, U.S. sales growth was 3.1%, led by the Industrial; Safety and Security Protection Services; Consumer and Office; and Electro and Communications businesses. Local-currency sales growth in the second quarter was 18.5% in the Asia Pacific area, with Japan up 8.6% and the rest of the area up 25.6%. Six of seven business segments posted positive local-currency sales growth in the Asia Pacific area during the quarter. The Company posted 13.8% local-currency sales growth in the combined Latin America, Africa and Canada region in the second quarter, with all seven businesses showing increases. In Europe, local-currency sales in the second quarter grew by 0.5%, with growth led by the Industrial; Safety, Security and Protection Services; and the Transportation businesses. For the first six months of 2004, local-currency growth was 20.4% in the Asia Pacific area, 12.7% in the combined Latin America, Africa and Canada region, and 0.9 percent in Europe.

Operating Expenses

	Three months ended June 30			Six months ended June 30

(Percent of net sales)	2004	2003	Change	2004	2003	Change

Cost of sales	48.9%	50.7%	(1.8)%	49.1%	51.0%	(1.9)%
Selling, general and administrative expenses	21.6	22.3	(0.7)	22.0	22.3	(0.3)
Research, development and related expenses	5.8	6.0	(0.2)	5.8	6.1	(0.3)
Other expense	—	—	—	—	1.0	(1.0)
Operating income	23.7%	21.0%	2.7%	23.1%	19.6%	3.5%

Cost of sales as a percent of net sales decreased nearly two percentage points for the second quarter and first six months of 2004, primarily due to a combination of higher volumes, productivity gains, ongoing benefits of corporate initiatives and positive currency impacts (net of hedging impacts). Raw material costs in 2004 have not changed significantly compared to the same periods of last year, as 3M’s global sourcing initiative has helped mitigate the impact of certain raw material price increases. Cost of sales includes manufacturing, engineering and freight costs.

Selling, general and administrative (SG&A) expenses as a percent of net sales decreased 0.7 percentage points for the second quarter and are down 0.3 percentage points for the fist six months, with leverage primarily due to 3M’s faster growth in the Asia Pacific region. SG&A expenses in U.S. dollars increased in 2004, negatively impacted by currency translation and increased advertising and merchandising spending to support 3M’s brand portfolio. On an ongoing basis, the Company is shifting SG&A dollars towards faster-growth businesses and geographic areas.

Other expense for 2003 includes special items. Special items represent significant charges or credits that are important to understanding the Company’s ongoing operating results. Special items are not measures recognized under U.S. generally accepted accounting principles. The determination of special items may not be comparable to similarly titled measures used by other companies. During the first quarter of 2003, 3M recorded pre-tax charges of $93 million ($58 million after tax) related to an adverse court ruling in a lawsuit filed against 3M in 1997 by LePage’s Inc. For more detail, refer to the “Legal Proceedings” discussion in Part II, Item 1, of this document and 3M’s 2003 Annual Report on Form 10-K (Part I, Item 3).

Operating Income:

3M uses operating income as one of its primary business segment performance measurement tools. Operating income has steadily improved the last two years, and in the second quarter of 2004 was 23.7% of sales. Six of 3M’s seven business segments improved their operating income margins in the second quarter of 2004 compared to the same period last year. Special items negatively impacted operating income in the first six months of 2003 by $93 million, or 1.0% of sales.

Interest Expense and Income:

	Three months ended June 30		Six months ended June 30
(Millions)	2004	2003	2004	2003

Interest expense	$16	$24	$35	$47
Interest income	(10)	(5)	(20)	(11)

Total	$6	$19	$15	$36

Interest Expense: The decrease in interest expense in the second quarter and first six months of 2004 was primarily due to lower average debt balances, with a slight benefit related to lower interest rates.

Interest Income:  The increase in the second quarter and first six months of 2004 was primarily related to larger average cash balances. For the first six months of 2004, this was partially offset by lower interest rates.

Provision for Income Taxes:

	Three months ended June 30		Six months ended June 30
(Percent of pre-tax income)	2004	2003	2004	2003

Effective tax rate	33.0%	33.0%	33.0%	32.8%

The tax rate for the first six months of 2004 was 33.0%, comparable to the total year 2003 tax rate of 32.9%. The 2004 total year tax rate is estimated to be 33%. This could change, however, depending on the outcome of proposed federal tax legislation.

Minority Interest:

	Three months ended June 30		Six months ended June 30
(Millions)	2004	2003	2004	2003

Minority Interest	$18	$12	$38	$26

Minority interest represents the elimination of the non-3M ownership interests, primarily in Sumitomo 3M Limited (3M owns 75% of Sumitomo 3M Limited). The increase in the second quarter and first six months of 2004 related primarily to higher profits in Sumitomo 3M.

Currency Effects:

3M estimates that currency effects, net of hedging impacts, increased net income by $45 million in the three months ended June 30, 2004 and $102 million for the six months ended June 30, 2004. This estimate includes the effect of translating profits from local currencies into U.S. dollars; the impact of currency fluctuations on the transfer of goods between 3M operations in the United States and abroad; and transaction gains and losses, including derivative instruments designed to reduce foreign currency exchange rate risks. These derivative instruments and other transaction gains and losses increased net income by an estimated $13 million in the three months ended June 30, 2004, and increased net income by $16 million in the six months ended June 30, 2004.

Accounting Pronouncements:

Information regarding accounting pronouncements is included in Note 1 to the Consolidated Financial Statements, including pro-forma amounts for stock-based compensation which are based on the options’ estimated Black-Scholes fair value at grant dates, net of tax. For the six-months ended June 30, 2004, diluted earnings per share on a pro forma basis was 7 cents less than reported earnings. The Company estimates that total year 2004 diluted earnings per share on a pro forma basis will be approximately 18 cents less than reported earnings. The Black-Scholes fair value for the recent May 2004 annual grant increased, primarily due to significant 3M stock price appreciation from May 2003 to May 2004.

PERFORMANCE BY BUSINESS SEGMENT

Disclosures relating to 3M’s business segments are provided in Note 8 to the Consolidated Financial Statements.

Information related to 3M’s business segments is presented in the tables that follow. Local-currency sales (which includes both core and acquisition volume impacts plus price impacts) are provided for each segment. The translation impact and total sales change are also provided for each segment. Operating income in all segments benefited from local-currency sales increases, continued savings from 3M’s corporate initiatives and positive currency effects. Percent change information compares the second quarter and first six months of 2004 with the same periods last year, unless otherwise indicated.

Health Care Business:

	Three months ended June 30		Six months ended June 30
	2004	2003	2004	2003

Sales (millions)	$1,049	$1,017	$2,080	$1,963
Sales change analysis:
Local currency (volume and price)	0.3%	7.3%	1.3%	6.3%
Translation	2.8	6.2	4.7	6.4

Total sales change	3.1%	13.5%	6.0%	12.7%

Operating income (millions)	$274	$263	$536	$501
Percent change	4.0%	23.4%	6.8%	15.8%
Percent of sales	26.1%	25.9%	25.7%	25.5%

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

Health Care sales exceeded $1 billion, with local-currency sales growth of 0.3%. Similar to first quarter 2004 year-over-year growth, second quarter 2004 year-over-year sales and operating income growth was negatively impacted by pharmaceutical and drug delivery agreements that did not repeat in 2004. This negatively impacted top line sales growth versus the same period last year by about 2 percentage points. Also impacting growth in the second quarter of 2004 was 3M’s Drug Delivery business, which compared to all time records in the second-quarter of 2003, negatively impacted Health Care sales by over 2%. Excluding Pharmaceuticals and the Drug Delivery businesses, Health Care revenues grew 6.5% in local-currency compared to the second quarter last year. The negative impact of the pharmaceutical and drug delivery agreements on year-on-year sales growth will continue into the third quarter of 2004, with improvements expected in fourth-quarter 2004 revenue growth rates as year-on-year comparables become more favorable. Operating income increased 4.0% to $274 million in the second quarter of 2004, and was up 6.8% to $536 million in the first six months of 2004.

The 3M product platform of immune response modifiers (IRMs) continues to progress.  3M received U.S. Food and Drug Administration (FDA) approval in March 2004 to market Aldara™ (imiquimod) Cream, 5%, for the treatment of certain types of actinic keratosis (a pre-cancerous skin condition).  In July 2004, the FDA granted approval for Aldara for the treatment of superficial basal cell carcinoma (a common form of non-melanoma skin cancer).

Industrial Business:

	Three months ended June 30		Six months ended June 30
	2004	2003	2004	2003

Sales (millions)	$949	$838	$1,892	$1,659
Sales change analysis:
Local currency (volume and price)	10.4%	(0.2)%	9.5%	1.8%
Translation	2.8	4.6	4.5	4.8

Total sales change	13.2%	4.4%	14.0%	6.6%

Operating income (millions)	$167	$102	$333	$234
Percent change	64.0%	(22.3)%	42.1%	(3.3)%
Percent of sales	17.7%	12.2%	17.6%	14.1%

The Industrial segment serves a broad range of industrial markets, from appliance and electronics to paper and packaging and food and beverage. Products include tapes, a wide variety of coated and non-woven abrasives, adhesives, specialty materials and supply chain execution software solutions.

In Industrial, local-currency sales growth of approximately 10% for the second quarter and first six months of 2004 was broad based across all major geographic areas and Industrial businesses.  Acquisitions added about 1.3 percentage points to sales growth in the second quarter of 2004 (1.2 percentage points for the first six months of 2004), driven by the acquisition of HighJump Software, Inc., a provider of supply chain execution software in the first quarter of 2004.  Strong local-currency sales growth helped drive operating income growth.  Operating income increased 64.0% to $167 million in the second quarter of 2004, and was up 42.1% to $333 million in the first six months of 2004.

Display and Graphics Business:

	Three months ended June 30		Six months ended June 30
	2004	2003	2004	2003

Sales (millions)	$881	$719	$1,723	$1,380
Sales change analysis:
Local currency (volume and price)	18.2%	19.1%	19.2%	20.8%
Translation	4.3	4.4	5.6	6.1

Total sales change	22.5%	23.5%	24.8%	26.9%

Operating income (millions)	$311	$209	$605	$391
Percent change	48.7%	43.1%	54.6%	48.2%
Percent of sales	35.4%	29.1%	35.1%	28.4%

The Display and Graphics segment serves markets that include electronic display, touch screen, traffic safety and commercial graphics. This segment includes optical film and lens solutions for electronic displays, touch screens and touch monitors, reflective sheeting for transportation safety and commercial graphics systems.

Display and Graphics’ sales and operating income growth continued to surge in the second quarter and first six month of 2004, with sales increases approaching 20% in local-currency. Sales and operating income growth was strongest in optical systems, as demand for flat-panel devices continued to drive sales of optical films and components. This business is subject to periodic customer inventory fluctuations, but 3M does not anticipate a change in the underlying long-term demand trend. 3M also generated good sales and operating income growth in its Commercial Graphics business, which supplies films, inks and equipment for the commercial advertising industry. Operating income increased 48.7% to $311 million in the second quarter of 2004,and was up 54.6% to $605 million in the first six months of 2004.

Consumer and Office Business:

	Three months ended June 30		Six months ended June 30
	2004	2003	2004	2003

Sales change analysis:
Local currency (volume and price)	4.2%	2.0%	5.7%	2.4%
Translation	1.7	3.7	3.2	4.2

Total sales change	5.9%	5.7%	8.9%	6.6%
Operating income (millions)	$123	$108	$245	$218
Percent change	14.4%	(.4)%	12.5%	2.2%
Percent of sales	18.3%	16.9%	18.0%	17.4%

The Consumer and Office segment serves markets that include consumer retail, office retail, education, home improvement, building maintenance, food service and other markets. Products in this segment include office supply products, stationery products, construction and home improvement/home care products, protective material products, and visual systems products.

Local-currency sales growth in Consumer and Office was 4.2% in the second quarter of 2004 and 5.7% for the first six months of 2004 compared to the same periods last year, with growth led by the U.S. Sales growth was fairly broad based across the many channels 3M serves, most notably in consumer retail, home improvement, and office retail and wholesale. Operating income increased 14.4% to $123 million in the second quarter of 2004, and was up 12.5% to $245 million in the first six months of 2004.

Safety, Security and Protection Services Business:

	Three months ended June 30		Six months ended June 30
	2004	2003	2004	2003

Sales (millions)	$547	$518	$1,074	$976
Sales change analysis:
Local currency (volume and price)	3.4%	12.0%	6.0%	9.2%
Translation	2.2	4.5	4.0	4.6

Total sales change	5.6%	16.5%	10.0%	13.8%

Operating income (millions)	$136	$131	$261	$236
Percent change	3.7%	42.4%	10.5%	32.3%
Percent of sales	24.7%	25.2%	24.3%	24.2%

The Safety, Security and Protection Services segment serves a broad range of markets that strive to increase the safety, security and productivity of workers, facilities and systems. Major product offerings include respiratory protection products, safety and security products, energy control products, cleaning and protection products for commercial establishments, and roofing granules for asphalt shingles.

Safety, Security and Protection Services local-currency sales growth was 3.4% in the second quarter of 2004, restrained by the strong 2003 second-quarter performance of our respiratory products business due to the global SARS outbreak. Acquisitions added about 2.5 percentage points of growth in the second quarter of 2004 and 1.8 percentage points of growth for the first six months of 2004. Operating income improved 3.7% to $136 million in the second quarter of 2004 (excluding the Hornell acquisition costs second quarter operating income improved almost 7%). Operating income improved 10.5% to $261 million in the first six months of 2004.

Electro and Communications Business:

	Three months ended June 30		Six months ended June 30
	2004	2003	2004	2003

Sales (millions)	$489	$458	$954	$892
Sales change analysis:
Local currency (volume and price)	4.8%	(7.6)%	3.6%	(7.0)%
Translation	2.0	3.3	3.3	3.8

Total sales change	6.8%	(4.3)%	6.9%	(3.2)%

Operating income (millions)	$79	$71	$144	$118
Percent change	12.3%	(10.1)%	21.8%	(9.9)%
Percent of sales	16.3%	15.5%	15.1%	13.3%

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

Local-currency sales in Electro and Communications increased 4.8% for the second quarter of 2004 and 3.6% for the first six months of 2004 compared to the same periods last year, led by electrical products for insulating, testing and sensing along with connectivity and diagnostic solutions for the communications industry. Operating income was up 12.3% to $79 million in the second quarter of 2004, and was up 21.8% to $144 million in the first six months of 2004.

Transportation Business:

	Three months ended June 30		Six months ended June 30
	2004	2003	2004	2003

Sales (millions)	$411	$383	$849	$764
Sales change analysis:
Local currency (volume and price)	4.3%	8.0%	6.2%	5.6%
Translation	3.1	4.9	5.0	5.4

Total sales change	7.4%	12.9%	11.2%	11.0%

Operating income (millions)	$106	$95	$225	$195
Percent change	11.3%	18.7%	15.6%	18.1%
Percent of sales	25.7%	24.8%	26.5%	25.5%

The Transportation segment serves markets that include automotive, automotive aftermarket, marine, aerospace and specialty vehicle markets. This segment provides components and products that are used in the manufacture, repair and maintenance of automotive, marine, aircraft and specialty vehicles.

In Transportation, local currency sales growth was 4.3% in the second quarter and 6.2% for the first six months of 2004, compared to the same periods last year. Top-line growth in this business continues to benefit from new products and solutions for customers, along with a strategy of replicating successful 3M solutions across several distinct segments of the transportation industry.  Operating income was up 11.3% to $106 million in the second quarter of 2004, and was up 15.6% to $225 million in the first six months of 2004.

FINANCIAL CONDITION AND LIQUIDITY

The Company’s net debt position is as follows:

(Millions)	Jun. 30 2004	Dec. 31 2003

Total Debt	$2,661	$2,937
Less: Cash and cash equivalents	2,314	1,836

Net Debt	$347	$1,101

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

The Company’s financial condition and liquidity remain strong. Various assets and liabilities, including cash and short-term debt, can fluctuate significantly from month-to-month depending on short-term liquidity needs. Primary short-term liquidity needs are provided through U.S. commercial paper and euro commercial paper issuances. Medium-term note shelf borrowing capacity totaled $1.5 billion as of June 30, 2004. In March 2004, the Company renewed its $565 million, 364-day credit agreement among a group of primary relationship banks. This facility now provides up to $115 million (previously $90 million) in letters of credit ($86 million of which was utilized at June 30, 2004). This agreement requires us to maintain a funded debt to capitalization ratio (calculated as prescribed by the agreement) at no more than 0.60 to 1 at the end of each quarter. At June 30, 2004, this ratio was approximately 0.25 to 1. Working capital (defined as current assets minus current liabilities) totaled $3.033 billion at June 30, 2004, increasing $395 million from December 31, 2003. This increase was primarily due to higher cash and cash equivalents, which at June 30, 2004 were $478 million higher than the December 31, 2003 balance.

The Company uses various working capital measures that place emphasis on certain working capital assets and liabilities (e.g. accounts receivable, inventory). These measures may not be computed the same as similarly titled measures used by other companies. The accounts receivable turnover index (defined as quarterly net sales multiplied by four, divided by ending net accounts receivable) totaled 6.88 at June 30, 2004, down from 6.95 at December 31, 2003. Receivables increased $199 million, or 7.3%, compared with December 31, 2003, with strong second-quarter sales contributing to the increase. The inventory turnover index (defined as quarterly factory cost multiplied by four, divided by ending inventory) was 4.84 at June 30, 2004, down from 5.12 at December 31, 2003. Inventories increased $124 million, or 6.8%, compared with December 31, 2003.

Cash Flows from Operating Activities:

	Six months ended June 30
(Millions)	2004	2003

Net income	$1,495	$1,121
Depreciation and amortization	497	475
Company pension contributions	(70)	(53)
Company pension expense	167	85
Income taxes (deferred and accrued income taxes)	317	318
Accounts receivable	(223)	(155)
Inventories	(129)	30
Accounts payable	18	18
Other - net	165	51

Net cash provided by operating activities	$2,237	$1,890

Cash flows from operating activities can fluctuate significantly from period to period, as pension funding decisions, tax timing differences and other items can significantly impact cash flows. In 2004, cash flows provided by operating activities increased $347 million. This improvement was driven by higher net income, which increased $374 million. The increase in “Other-net” (which reflects changes in other asset and liability accounts) is partially due to increases in liability balances, such as increases in profit sharing accruals related to higher profits.

As discussed in Note 6 to the Consolidated Financial Statements, 3M currently expects to contribute an amount in the range of $300 million to $600 million to its U.S. and international pension plans in 2004. This estimate includes an expected third quarter 2004 special pension contribution to 3M’s Japanese pension plan of approximately $160 million.

The tables that follow show liability/receivable activity and pre-tax expense for breast implant and respirator masks/asbestos. Because of the time delay between payment of claims and receipt of insurance reimbursements, the June 30, 2004 and December 31, 2003, amounts for both breast implant and respirator mask/asbestos liabilities are less than expected insurance recoveries. Thus, as of June 30, 2004, the expected net inflow of cash will increase future cash flows from operating activities. The first quarter of 2004 includes $16 million in expense related to a reduction in breast implant receivables. The first quarter of 2003 includes $6 million in expense for respirator mask/asbestos claims and litigation. Also, in the first quarter of 2003 a liability and expense of $93 million was recorded related to an adverse court ruling in a lawsuit filed against 3M in 1997 by LePage’s Inc. (including estimated attorneys’ fees and accrued interest through March 31, 2003). At December 31, 2003, the LePage’s Inc. liability (including estimated accrued interest through December 31, 2003), totaled $97 million. A final amount of $96.5 million was paid to LePage’s Inc. in July 2004. For a more detailed discussion of these and other legal proceedings, refer to Part II, Item 1 of this Quarterly Report on Form 10-Q and Part I, Item 3 of 3M’s 2003 Annual Report on Form 10-K.

Breast Implant and Respirator Mask/Asbestos Liability and Receivable Activity	Six months ended June 30	Twelve months ended Dec. 31
(Millions)	2004	2003

Breast implant liabilities:
Balance at beginning of period	$13	$5
Increase in liability during period	—	18
Cash fees and payments made	(4)	(10)

Balance at end of period	$9	$13

Breast implant insurance receivables:
Balance at beginning of period	$338	$339
Increase (decrease) in receivable during period	(16)	16
Cash received from insurance	—	(17)

Balance at end of period	$322	$338

Respirator mask/asbestos liabilities:
Balance at beginning of period	$289	$161
Increase in liability during period	—	231
Cash fees and payments made	(44)	(103)

Balance at end of period	$245	$289

Respirator mask/asbestos insurance receivables:
Balance at beginning of period	$448	$264
Increase in receivable during period	—	205
Cash received from insurance	—	(21)

Balance at end of period	$448	$448

Breast Implant and Respirator Mask/Asbestos Pre-tax Expense	Three months ended June 30		Six months ended June 30
(Millions)	2004	2003	2004	2003

Breast implant	$—	$—	$16	$—
Respirator mask/asbestos	$—	$—	$—	$6

Cash Flows from Investing Activities:

	Six months ended June 30
(Millions)	2004	2003

Purchases of property, plant and equipment (PP&E)	$(378)	$(264)
Proceeds from sale of PP&E and other assets	20	80
Acquisitions, net of cash acquired	(86)	(424)
Purchases of investments	—	(10)
Proceeds from sale of investments	9	4

Net cash used in investing activities	$(435)	$(614)

Investments in property, plant and equipment are helping to meet product demand and increase manufacturing efficiency. 3M expects capital expenditures to accelerate during the year, reaching a total investment of $900 million for total year 2004. In the first three months of 2004, 3M entered into two business combination agreements. 3M acquired HighJump Software, Inc., a U.S. company that provides supply chain execution software and solutions with annual sales of approximately $36 million. 3M also purchased 91 percent of the outstanding shares of Hornell Holding AB, a global supplier of personal protective equipment for welding applications with annual sales of approximately $50 million, and in June 2004 acquired substantially all of the remaining outstanding shares for approximately $6 million in cash. Refer to Note 2 to the Consolidated Financial Statements for additional information on these 2004 business combinations. In the first six months of 2003, cash used for acquisitions of businesses included $377 million related to the purchase of an additional 25% ownership in Sumitomo 3M Limited. The Company continues to review additional acquisition opportunities.

Cash Flows from Financing Activities:

	Six months ended June 30
(Millions)	2004	2003

Change in short-term debt - net	$(65)	$(328)
Repayment of debt (maturities greater than 90 days)	(351)	(328)
Proceeds from debt (maturities greater than 90 days)	130	307

Total change in debt	$(286)	$(349)
Purchases of treasury stock	(792)	(280)
Reissuances of treasury stock	352	270
Dividends paid to stockholders	(564)	(515)
Other - net	(23)	(23)

Net cash used in financing activities	$(1,313)	$(897)

Total debt at June 30, 2004, was $2.661 billion, down from $2.937 billion at December 31, 2003, helped by the strong cash flow generated during the first six months of 2004. There were no new long-term debt issuances in the first six months of 2004. Total debt was 24% of total capital (total capital is defined as debt plus equity), compared with approximately 27% at December 31, 2003.

In the first six months of 2004, the decrease in net short-term debt of $65 million includes the portion of short-term debt with original maturities of 90 days or less. The repayment of debt for maturities greater than 90 days primarily related to commercial paper activity and the retirement of a $150 million medium term note. Proceeds from debt for maturities greater than 90 days primarily related to commercial paper activity.

Repurchases of common stock are made to support the Company’s stock-based employee compensation plans and for other corporate purposes. On November 10, 2003, the Board of Directors authorized the purchase of up to $1.5 billion of the Company’s common stock between January 1, 2004 and December 31, 2004. As of June 30, 2004, $776 million remained authorized for repurchase. Refer to the table captioned “Issuer Purchases of Equity Securities” in Part II, Item 2, for more information.

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

•

The Company’s growth objectives are largely dependent on the timing and market acceptance of its new product offerings, including its ability to renew its pipeline of new products and to bring those products to market.  This ability may be adversely affected by difficulties or delays in product development, such as the inability to: identify viable new products; obtain adequate intellectual property protection; gain market acceptance of new products, or successfully complete clinical trials and obtain regulatory approvals. For example, new 3M pharmaceutical products, like any pharmaceutical under development, face substantial risks and uncertainties in the process of development and regulatory review. There are no guarantees that new products will prove to be commercially successful.

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

•

There is the possibility that acquisitions and strategic alliances may not meet sales and/or profit expectations. As part of the Company’s strategy for growth, the Company has made and may continue to make acquisitions and enter into strategic alliances. However, there can be no assurance that the Company will be able to quickly integrate the acquired business and obtain the anticipated synergies or that acquisitions and strategic alliances will be beneficial to the Company.

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

3M COMPANY

FORM 10-Q

For the Quarterly Period Ended June 30, 2004

PART II.  Other Information

Item 1. Legal Proceedings.

A description of the significant legal proceedings in which the company is involved, both in general and with respect to specific matters, is contained in the company’s Annual Report on Form 10-K for the period ending December 31, 2003, and the Company’s Quarterly Report on Form 10-Q for the period ending March 31, 2004 (collectively the “Reports”). This section describes significant developments since the preparation of the Reports and should be read with reference to them. Unless specifically indicated, all previously reported matters remain pending.

Antitrust Litigation
On June 30, 2004, the United States Supreme Court denied 3M’’s petition to review an appeals court ruling in the federal antitrust case LePage’s v. 3M. As previously reported, the United States Court of Appeals for the Third Circuit in the first quarter of 2003 affirmed a jury verdict against 3M rendered in 1999 in the claim brought in 1997 by LePage’s, Inc., a transparent tape competitor of 3M. 3M petitioned the Supreme Court to review the Third Circuit’s ruling. LePage’s claim focused on specific bundled rebate programs involving transparent tape and other products. 3M discontinued such programs at the end of 1999. 3M recorded a charge of $93 million (pre-tax) in the first quarter of 2003 to reflect the Third Circuit’s ruling, with interest through March 31, 2003, and attorneys’ fees and costs expected to be awarded to LePage’s. The Supreme Court’s ruling on 3M’s petition concludes LePage's lawsuit against 3M. The Company paid LePage’s $96.5 million for the judgment, interest and attorneys’ fees on July 2, 2004.

As previously reported, following the LePage’s verdict and appellate ruling, certain direct and indirect tape purchasers filed seven purported class actions against the Company in various state and federal courts in California, Florida, Tennessee, New Jersey and Pennsylvania. These cases allege that the Company competed unfairly and unlawfully monopolized alleged markets for transparent tape, and they seek to recover on behalf of variously defined classes of direct and indirect purchasers damages in the form of price overcharges the Company allegedly charged for these products. The Company is awaiting rulings on the Company’s motions to dismiss in two of these cases and the Company’s motion has been denied in a third case. The two California cases that had been stayed pending the outcome of the Supreme Court proceedings in LePage's are scheduled for a status conference in August, 2004; the case pending in the federal court in Philadelphia is in active pre-trial proceedings. That court denied the Company’s dismissal motion and also rejected the plaintiff’s motion for class certification on behalf of all 3M’s direct tape customers. The plaintiff's motions for reconsideration, for certification of a modified class, and for determination of the extent to which the verdict in LePage’s precludes relitigation of certain issues in this case, all of which the Company has opposed, are currently under consideration by that court. In the case in federal court in California in which the lower court had previously granted the Company’s motion for summary judgment, the Ninth Circuit Court of Appeals granted the parties’ joint request to hold the plaintiffs’ appeal of the summary judgment ruling in abeyance for ninety days pending settlement discussions. The Company is not able to estimate the possible loss or range of loss for these cases at this time.

Breast Implant Insurance Recovery Litigation
The Company is engaged in legal proceedings to effectuate the Minnesota Supreme Court ruling favorable to the Company. The insurers’ have moved for partial relief from paying portions of the amounts the Company believes are due under the Minnesota Supreme Court decision. Four of the twenty-nine insurers have withdrawn from the pending proceedings and have settled or agreed to settle the Company’s claims under the Supreme Court decision. The Company received $11 million in July 2004 and expects to receive an additional payment of approximately $18 million as a result of these settlements. The amounts received from these settlements are consistent with the Company's overall expectation of recovery as a result of the Minnesota Supreme Court’s ruling.

Respirator Mask/Asbestos Litigation
As of June 30, 2004, the Company is a named defendant, typically with multiple co-defendants, in numerous lawsuits in various courts that purport to assert claims by approximately 89,610 individual claimants and has accrued liabilities of $245 million and receivables for the probable amount of insurance recoveries of $448 million related to this litigation. Such accruals are subject to the various factors previously disclosed.

On May 26, 2004, the Company won a defense verdict from a jury in state court in Dallas County, Texas. The jury found the Company had no liability whatever to two plaintiffs who claimed they had silicosis and sought to recover damages from the company arising from their alleged illness, which they claimed to have contracted from occupational exposure to silica despite their purported use of the company’s respirator mask equipment at various times. The jury rejected each of the plaintiffs’ theories of liability against the company. With this victory in Dallas County, the Company has prevailed in five of the six cases taken to trial.

Of the claims currently pending against the Company noted above, the Company joined other defendants in removing approximately 7,600 silica-related claims from certain Mississippi state courts to the United States District Courts for the Northern and Southern District of Mississippi. These claims were subsequently consolidated before a single federal court in the Southern District of Texas (Corpus Christi) for coordinated pretrial proceedings. The Court has ordered all defendants to make extensive preliminary disclosures to the plaintiffs’ counsel, including information about each defendant’s silica-containing products. The Company has manufactured and continues to manufacture certain products that contain silica, but does not believe these products pose a health risk to any user or bystander when used as intended. The Company understands that the vast majority of these claims, however, are based on alleged use of some of the Company’s mask and respirator products. The Company is vigorously defending these actions.

Environmental Matters and Litigation
The Company has been voluntarily cooperating with ongoing reviews by state, federal (primarily the United States Environmental Protection Agency (EPA)) and international agencies of possible environmental and health effects of perfluorooctanyl chemistry as to which the Company announced a phase-out of production in May 2000. Three European government agencies, one in Sweden and two in the United Kingdom, recently released risk assessment reports on the same perfluorooctanyl compound whose manufacture and use was brought under regulation by the EPA in March 2002. The Swedish report seeks an EU-wide ban of that compound based on its recently completed human health assessment that found a risk to human health, particularly for Swedish women who consume large amounts of fish. The Company has provided comments on the report to the Swedish agency explaining the scientific basis for its disagreement with the assessment. The other reports issued by environmental agencies in the United Kingdom, one of which is preliminary, address environmental risks from current uses of the same compound and recommend marketing and use restrictions on that compound.

In an unrelated matter, a consent decree was entered on June 29, 2004 in connection with the claims of the State of Rhode Island to resolve liability of the Company and multiple other parties at a liquid waste disposal site in Rhode Island under federal and state environmental protection legislation. The Company will pay the State of Rhode Island $250,000 under the consent decree.

Other Litigation
On July 9, 2004, two individuals filed a purported class action against the Company in St. Clair County, Illinois on behalf of all persons or entities in the United States that purchased a 3M Filtrete™ Ultra Allergen furnace/air-conditioning filter directly or indirectly from the Company since 1998. The complaint alleges that the filters are defective and that the Company misrepresented filter performance and seeks damages in an amount of less than $75,000 per claimant (the amount that could permit jurisdiction in federal court) under claims of breach of express and implied warranties, breach of covenant of good faith & fair dealing, unjust enrichment, Illinois’ unfair and deceptive trade practices statute, and common law fraud. The Company intends to vigorously defend these allegations.

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

Issuer Purchases of Equity Securities (registered pursuant to Section 12 of the Exchange Act)

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (Millions)

January 1-31, 2004	1,967,130	$82.57	1,742,100	$1,356
February 1-29, 2004	2,079,179	79.41	2,059,000	1,193
March 1-31, 2004	1,406,826	78.45	1,288,700	1,092

Total January 1 - March 31, 2004	5,453,135	$80.30	5,089,800	$1,092

April 1-30, 2004	1,435,523	$86.29	1,257,000	$983
May 1-31, 2004	1,530,309	84.30	1,320,500	872
June 1-30, 2004	1,168,954	86.85	1,109,000	776

Total April 1 - June 30, 2004	4,134,786	$85.71	3,686,500	$776

Total January 1 - June 30, 2004	9,587,921	$82.64	8,776,300	$776

(1) The total number of shares purchased includes: (i) shares purchased under the Board’s $1.5 billion authorization described above, and (ii) shares purchased in connection with the exercise of stock options and a small number of shares purchased from individuals (which combined totaled 225,030 shares in January 2004, 20,179 shares in February 2004, 118,126 shares in March 2004, 178,523 shares in April 2004, 209,809 shares in May 2004, and 59,954 shares in June 2004).

Item 3. Defaults Upon Senior Securities. – No matters require disclosure.

Item 4. Submission of Matters to a Vote of Security Holders.

The stockholders of the Company voted on three items at the Annual Meeting of Stockholders held on May 11, 2004:

1.

The election of directors to a 3-year term

2.

The ratification of the appointment of PricewaterhouseCoopers LLP as independent auditor.

3.

A proposal to approve an amendment to the Certificate of Incorporation to increase the authorized common stock

A stockholder proposal to separate the positions of Chairman of the Board and Chief Executive Officer was withdrawn by the stockholder and, as a result, was not voted on at the Annual Meeting.

The nominees for directors whose terms expire at the 2007 Annual Meeting were elected based upon the following votes:

Nominee	Votes For	Votes Withheld
Edward A. Brennan	534,105,631	143,197,522
Michael L. Eskew	658,181,116	19,122,037
W. James McNerney, Jr.	539,117,941	138,185,212
Kevin W. Sharer	539,685,082	137,618,071

Directors whose terms continue after the meeting were Linda G. Alvarado, Vance D. Coffman, Edward M. Liddy, Robert S. Morrison, Aulana L. Peters, Rozanne L. Ridgway and Louis W. Sullivan.

The ratification of the appointment of PricewaterhouseCoopers LLP, independent accountants, to audit the consolidated financial statements of the company and its subsidiaries for the year 2004 received the following votes:

For	655,236,426
Against	12,360,836
Abstain	9,705,891

The proposal to approve an amendment to the Certificate of Incorporation to increase the authorized common stock received the following votes:

For	628,194,992
Against	38,568,065
Abstain	10,540,096

Item 5. Other Information. – No matters require disclosure.

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

(b) Reports on Form 8-K:

In the Form 8-K dated April 19, 2004, 3M furnished an earnings press release which reported 3M’s unaudited consolidated financial results for the first quarter ended March 31, 2004. In the Form 8-K dated May 20, 2004, 3M attached as an Exhibit the Certificate of Amendment of the Certificate of Incorporation of 3M Company reflecting an increase of the number of authorized shares of Common stock, par value $0.01 per share, from 1,500,000,000 shares to 3,000,000,000 shares. In the Form 8-K dated June 1, 2004, 3M reported that the Justice Department filed an amicus brief with the Supreme Court on May 28, 2004 recommending that the Court deny 3M’s pending petition requesting the Court to review last March’s decision of the U.S. Court of Appeals for the Third Circuit affirming a jury verdict against 3M in an antitrust case brought in 1999 by LePage’s. In the Form 8-K dated June 30, 2004, 3M filed a Form 8-K which stated that the United States Supreme Court denied 3M’s petition to review an appeals court ruling in the federal antitrust case LePage’s v. 3M. 3M had previously recorded a pre-tax charge of $93 million in the first quarter of 2003 based on the Third Circuit’s ruling.

(c)  Exhibits. These exhibits are either incorporated by reference into this report or filed with this report as indicated below. Exhibit numbers 10.1 through 10.14 are management contracts or compensatory plans or arrangements.

Index to Exhibits:

(3) Articles of Incorporation and by-laws

(3.1) Certificate of incorporation, as amended as of May 12, 2004, is filed electronically herewith.

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

Filed electronically herewith:

      (3.1)

Certificate of incorporation, as amended as of May 12, 2004.

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

Date:  August 4, 2004

By   /s/ Patrick D. Campbell

_____________________

Patrick D. Campbell,

Senior Vice President and Chief Financial Officer

(Mr. Campbell is the Principal Financial Officer and has

 been duly authorized to sign on behalf of the Registrant.)