Form 10-Q
period 2004-09-30
3M CO
filed 2004-11-01
CIK 66740

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

Commission file number 1-3285

3M COMPANY

State of Incorporation: Delaware	I.R.S. Employer Identification No. 41-0417775
Principal executive offices: 3M Center, St. Paul, Minnesota 55144

Telephone number: (651) 733-1110

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes  ☒  No  ☐

Shares of common stock outstanding at September 30, 2004:  778,533,778.

This document (excluding exhibits) contains 34 pages.

The table of contents is set forth on page 2.

The exhibit index begins on page 32.

3M COMPANY

FORM 10-Q

For the Quarterly Period Ended September 30, 2004

3M COMPANY

FORM 10-Q

For the Quarterly Period Ended September 30, 2004

PART I.  Financial Information

Item 1.  Financial Statements.

Consolidated Statement of Income

(Unaudited)

3M Company and Subsidiaries

	Three months ended September 30		Nine months ended September 30
(Millions, except per share amounts)	2004	2003	2004	2003
Net sales	$4,969	$4,616	$14,920	$13,514
Operating expenses
Cost of sales	2,457	2,322	7,345	6,856
Selling, general and administrative expenses	1,047	994	3,235	2,978
Research, development and related expenses	282	270	854	816
Other expense	—	—	—	93
Total	3,786	3,586	11,434	10,743
Operating income	1,183	1,030	3,486	2,771

Interest expense and income
Interest expense	17	22	52	69
Interest income	(12)	(6)	(32)	(17)
Total	5	16	20	52

Income before income taxes and minority interest	1,178	1,014	3,466	2,719
Provision for income taxes	389	339	1,144	897
Minority interest	14	12	52	38
Net income	$775	$663	$2,270	$1,784

Weighted average common shares outstanding — basic	780.6	784.6	782.0	782.2
Earnings per share — basic	$.99	$.85	$2.90	$2.28

Weighted average common shares outstanding — diluted	796.2	797.5	798.5	793.4
Earnings per share — diluted	$.97	$.83	$2.84	$2.25

Cash dividends paid per common share	$.36	$.33	$1.08	$.99

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

Consolidated Balance Sheet

(Unaudited)

3M Company and Subsidiaries

(Dollars in millions, except per share amounts)	Sep. 30 2004	Dec. 31 2003

Assets
Current assets
Cash and cash equivalents	$2,200	$1,836
Accounts receivable — net	2,853	2,714
Inventories
Finished goods	983	921
Work in process	629	596
Raw materials and supplies	341	299
Total inventories	1,953	1,816
Other current assets	1,291	1,354
Total current assets	8,297	7,720

Investments	217	218
Property, plant and equipment	15,872	15,841
Less: Accumulated depreciation	(10,404)	(10,232)
Property, plant and equipment — net	5,468	5,609
Goodwill	2,523	2,419
Intangible assets — net	266	274
Other assets	1,293	1,360
Total assets	$18,064	$17,600

Liabilities and Stockholders’ Equity
Current liabilities
Short-term borrowings and current portion of long-term debt	$1,377	$1,202
Accounts payable	1,116	1,087
Accrued payroll	516	436
Accrued income taxes	877	880
Other current liabilities	1,387	1,477
Total current liabilities	5,273	5,082

Long-term debt	1,284	1,735
Other liabilities	2,811	2,898
Total liabilities	9,368	9,715

Commitments and contingencies (Note 7)

Stockholders’ equity
Common stock, $.01 par value, 944,033,056 shares issued	9	9
Capital in excess of par value	287	287
Retained earnings	15,233	14,010
Treasury stock, at cost; 165,499,278 shares at Sep. 30, 2004; 159,915,696 shares at Dec. 31, 2003	(5,098)	(4,641)
Unearned compensation	(195)	(226)
Accumulated other comprehensive income (loss)	(1,540)	(1,554)
Stockholders’ equity — net	8,696	7,885
Total liabilities and stockholders’ equity	$18,064	$17,600

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

Consolidated Statement of Cash Flows

(Unaudited)

3M Company and Subsidiaries

	Nine months ended September 30
(Dollars in millions)	2004	2003

Cash Flows from Operating Activities
Net income	$2,270	$1,784
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	740	717
Company pension contributions	(548)	(675)
Deferred income tax provision	221	146
Changes in assets and liabilities
Accounts receivable	(154)	(142)
Inventories	(132)	150
Other current assets	(15)	(306)
Other assets — net of amortization	61	106
Accrued income taxes	100	348
Accounts payable	33	(23)
Other current liabilities	55	135
Other liabilities	327	224
Other — net	1	43
Net cash provided by operating activities	2,959	2,507

Cash Flows from Investing Activities
Purchases of property, plant and equipment (PP&E)	(613)	(416)
Proceeds from sale of PP&E and other assets	35	88
Acquisitions, net of cash acquired	(73)	(428)
Purchases of investments	(5)	(10)
Proceeds from sale of investments	9	30
Net cash used in investing activities	(647)	(736)

Cash Flows from Financing Activities
Change in short-term debt — net	152	(204)
Repayment of debt (maturities greater than 90 days)	(709)	(615)
Proceeds from debt (maturities greater than 90 days)	286	447
Purchases of treasury stock	(1,235)	(394)
Reissuances of treasury stock	423	425
Dividends paid to stockholders	(845)	(775)
Other — net	(31)	(19)
Net cash used in financing activities	(1,959)	(1,135)

Effect of exchange rate changes on cash and cash equivalents	11	25

Net increase in cash and cash equivalents	364	661
Cash and cash equivalents at beginning of year	1,836	618
Cash and cash equivalents at end of period	$2,200	$1,279

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1.  Basis of Presentation

The interim consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of the Company’s consolidated financial position, results of operations and cash flows for the periods presented.  These adjustments consist of normal, recurring items.  The results of operations for any interim period are not necessarily indicative of results for the full year. The interim consolidated financial statements and notes are presented as permitted by the requirements for Quarterly Reports on Form 10-Q.  This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and notes included in its 2003 Annual Report on Form 10-K and the Company’s Quarterly Reports on Form 10-Q for the periods ended March 31, 2004 and June 30, 2004.

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

Contingently Convertible Debt:  The FASB’s Emerging Issues Task Force finalized EITF Issue No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” that would require the dilutive effect of shares from contingently convertible debt to be included in the diluted earnings per share calculation regardless of whether the contingency has been met.  This EITF will be effective beginning with the Company’s 2004 fourth quarter.  The Company has $639 million in aggregate face amount of 30-year zero coupon senior notes that are convertible into approximately 6 million shares of common stock if certain conditions are met.  These conditions have never been met. Unless the Company takes steps to modify certain terms of this debt security, this EITF would result in an increase to diluted shares outstanding of approximately 6 million shares to give effect to the contingent issuance of shares.  Also, using the if-converted method, net income for the diluted earnings per share calculations would be adjusted for interest expense associated with this debt instrument.  Prior periods diluted shares outstanding and diluted earnings-per-share amounts would be restated to present comparable information, effective with 3M’s fourth quarter of 2004.  The estimated annual reduction in 3M’s diluted earnings-per-share would be approximately $.02 per share for total year 2004.  Since the impact of this standard is ongoing, 3M’s diluted shares outstanding and diluted earnings-per-share amounts would be impacted until retirement or modification of certain terms of this debt security.

Significant Accounting Policies

Earnings per share:  The following table recaps computations for basic and diluted earnings per share.  The difference in the weighted average shares outstanding for calculating basic and diluted earnings per share is attributable to the dilution associated with the Company’s stock-based compensation plans.  Certain Management Stock Ownership Program average options outstanding were not included in the computation of diluted earnings per share because they would not have had a dilutive effect (an average of 13.1 million options were not included for the three months ended September 30, 2004; an average of 4.4 million options were not included for the nine months ended September 30, 2004; zero options were not included for the three months ended September 30, 2003; an average of 8.5 million options were not included for the nine months ended September 30, 2003).  The conditions for conversion related to the Company’s $639 million in aggregate face amount of Convertible Notes were not met (refer to 3M’s 2003 Annual Report on Form 10-K, Note 9 to the Consolidated Financial Statements, for more detail); accordingly, there was no impact on 3M’s diluted earnings per share.  If the conditions for conversion are met, 3M may choose to pay in cash and/or common stock.  Refer to the preceding “New Accounting Pronouncements” section for discussion of EITF 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share”.

Earnings Per Share Computations

	Three months ended September 30		Nine months ended September 30
(Amounts in millions, except per share amounts)	2004	2003	2004	2003
Numerator:
Net income	$775	$663	$2,270	$1,784

Denominator:
Denominator for weighted average common shares outstanding — basic	780.6	784.6	782.0	782.2

Dilution associated with the Company’s stock-based compensation plans	15.6	12.9	16.5	11.2

Denominator for weighted average common shares outstanding — diluted	796.2	797.5	798.5	793.4

Earnings per share — basic	$.99	$.85	$2.90	$2.28
Earnings per share — diluted	.97	.83	2.84	2.25

Stock-based compensation:  The Company has adopted the disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation —Transition and Disclosure — an amendment of SFAS No. 123.” The Company continues to apply the recognition and measurement principles as prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. Pro forma amounts based on the options’ estimated Black-Scholes fair value, net of tax, at the grant dates for awards under the Company’s stock-based compensation plans are as follows:

Stock-Based Compensation Pro Forma Net Income and Earnings Per Share	Three months ended September 30		Nine months ended September 30
(Millions, except per share amounts)	2004	2003	2004	2003
Net income, as reported	$775	$663	$2,270	$1,784
Add: Stock-based compensation expense included in net income, net of related tax effects	1	1	2	2
Deduct: Total stock-based compensation expense determined under fair value, net of related tax effects	(49)	(25)	(107)	(93)
Pro forma net income	727	639	2,165	1,693
Earnings per share — basic
As reported	$.99	$.85	$2.90	$2.28
Pro forma	.93	.81	2.77	2.16
Earnings per share — diluted
As reported	$.97	$.83	$2.84	$2.25
Pro forma	.91	.80	2.71	2.13

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

In March 2004, 3M (Safety, Security and Protection Services Business) purchased 91 percent of the outstanding shares of Hornell Holding AB, a Swedish company, for approximately $95 million, including assumption of debt.  This $95 million includes $57 million of cash paid (net of cash acquired) and the acquisition of $38 million of debt, most of which subsequently has been repaid.  Subsequently, 3M acquired all of the remaining outstanding shares for approximately $6 million in cash.  Hornell Holding AB is a global supplier of personal protective equipment for welding applications.

In August 2004, 3M (Health Care Business) purchased 100 percent of the outstanding shares of Info-X Inc., a U.S. company, for $17 million in cash (net of cash acquired).  The acquired company provides coding compliance software and data for health care organizations.

Purchased identifiable intangible assets for these acquisitions will be amortized on a straight-line basis over lives ranging from 2 to 20 years (weighted-average life of 11 years).  Research and development charges from these acquisitions totaled $1 million. Pro forma information related to these acquisitions is not included because the impact of these acquisitions, either individually or in the aggregate, on the Company’s consolidated results of operations is not considered to be material.

In September 2004, 3M and Corning Incorporated reached a settlement related to issues associated with 3M’s 2002 acquisition of Corning Precision Lens, Inc. (now called Precision Optics, Inc.).  In September 2004, 3M received $30 million from Corning related to this settlement (for more detail, refer to Part II, Item 1, Legal Proceedings).

The purchase price allocations and the resulting impact on the Consolidated Balance Sheet relating to acquisitions through the first nine months of 2004 follow:

Asset (Liability) (Millions)	HighJump Software, Inc.	Hornell Holdings AB and Subsidiaries	Info-X Inc.	Precision Optics, Inc. (2004 activity)	Total
Accounts receivable	$6	$7	$2	$—	$15
Inventories	—	9	—	—	9
Other current assets	1	1	—	—	2
Property, plant and equipment — net	1	6	—	—	7
Purchased intangible assets	18	21	5	(17)	27
Purchased goodwill	52	72	17	(13)	128
Deferred tax asset	3	—	—	—	3
Accounts payable and other current liabilities	(4)	(8)	(2)	—	(14)
Interest bearing debt	—	(38)	—	—	(38)
Deferred revenue	(6)	—	(3)	—	(9)
Other long-term liabilities	(5)	(7)	(2)	—	(14)

Net assets acquired	$66	$63	$17	$(30)	$116

Supplemental information:
Cash paid/(received)	$24	$66	$20	$(30)	$80
Less: Cash acquired	1	3	3	—	7
Cash paid, net of cash acquired	$23	$63	$17	$(30)	$73

NOTE 3.  Goodwill and Indefinite-Lived Intangible Assets

Goodwill acquired in the nine months ended September 30, 2004, totaled $141 million, none of which is deductible for tax purposes. Goodwill was reduced by $13 million as a result of the Corning Incorporated settlement.  The goodwill balance by business segment as of September 30, 2004, and December 31, 2003, follows:

Goodwill (Millions)	Dec. 31, 2003 Balance	2004 Acquisition Activity	2004 Translation and Other	Sep. 30, 2004 Balance
Health Care	$513	$17	$(9)	$521
Industrial	323	52	(6)	369
Display and Graphics	903	(13)	(2)	888
Consumer and Office	56	—	(4)	52
Safety, Security and Protection Services	100	72	(3)	169
Electro and Communications	494	—	1	495
Transportation	30	—	(1)	29
Total Company	$2,419	$128	$(24)	$2,523

Acquired Intangible Assets

The carrying amount and accumulated amortization of acquired intangible assets as of September 30, 2004, and December 31, 2003, follow:

(Millions)	Sep. 30 2004	Dec. 31 2003
Patents	$316	$320
Other amortizable intangible assets	155	125
Non-amortizable intangible assets (tradenames)	63	64
Total gross carrying amount	534	509

Accumulated amortization — patents	(175)	(153)
Accumulated amortization — other	(93)	(82)
Total accumulated amortization	(268)	(235)
Total intangible assets — net	$266	$274

Amortization expense for acquired intangible assets for the three-month and nine-month periods ended September 30, 2004 and 2003 follows:

	Three months ended September 30		Nine months ended September 30
(Millions)	2004	2003	2004	2003
Amortization expense	$11	$10	$33	$31

The table below shows expected amortization expense for acquired intangible assets recorded as of September 30, 2004:

(Millions)	Fourth Quarter 2004	2005	2006	2007	2008	After 2008
Amortization expense	$12	$40	$35	$26	$24	$66

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

Accumulated Other Comprehensive Income (Loss)

(Millions)	Sep. 30, 2004	Dec. 31, 2003
Cumulative translation — net	$(241)	$(208)
Minimum pension liability adjustments — net	(1,303)	(1,303)
Debt and equity securities, unrealized gain (loss) — net	1	2
Cash flow hedging instruments, unrealized gain (loss) — net	3	(45)
Total accumulated other comprehensive income (loss)	$(1,540)	$(1,554)

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

TOTAL COMPREHENSIVE INCOME	Three months ended September 30
(Millions)	2004	2003
Net Income	$775	$663
Other comprehensive income (loss)
Cumulative translation — net of $3 million tax provision in 2004 and net of $7 million tax benefit in 2003	74	63
Debt and equity securities, unrealized gain (loss) — net of immaterial tax impact in 2004 and 2003	—	1
Cash flow hedging instruments, unrealized gain (loss) — net of $3 million tax provision in 2004 and net of $2 million tax provision in 2003	10	5
Total comprehensive income	$859	$732

TOTAL COMPREHENSIVE INCOME	Nine months ended September 30
(Millions)	2004	2003
Net Income	$2,270	$1,784
Other comprehensive income (loss)
Cumulative translation — net of $5 million tax provision in 2004 and net of $8 million tax benefit in 2003	(33)	349
Debt and equity securities, unrealized gain (loss) — net of immaterial tax impact in 2004 and 2003	(1)	1
Cash flow hedging instruments, unrealized gain (loss) — net of $25 million tax provision in 2004 and net of $1 million tax provision in 2003	48	1
Total comprehensive income	$2,284	$2,135

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

DERIVATIVES Net of Tax	Three months ended September 30		Nine months ended September 30
(Millions)	2004	2003	2004	2003

Unrealized gain/(loss) recorded in cumulative translation
Net investment hedging	$(3)	$(9)	$(6)	$(8)

Cash flow hedging instruments balance and activity
Beginning balance	$(7)	$(43)	$(45)	$(39)

Net unrealized holding gain/(loss)	—	(10)	5	(63)
Reclassification adjustment	10	15	43	64
Total activity	10	5	48	1

Ending balance	$3 *	$(38)	$3 *	$(38)

Tax expense or benefit (cash flow hedging instruments)
Net unrealized holding gain/(loss)	$—	$9	$(4)	$32
Reclassification adjustment	(3)	(11)	(21)	(33)

*Based on exchange rates at September 30, 2004, the Company expects to reclassify to earnings over the next 12 months a majority of the cash flow hedging instruments after-tax gain of $3 million (with the impact largely offset by foreign currency cash flows from underlying hedged items).

NOTE 6.  Pension and Postretirement Benefit Plans

On December 8, 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the Act) was signed into law.  The Act expands Medicare to include coverage for prescription drugs.  3M sponsors medical programs, including prescription drug coverage for U.S. retirees.  On May 19, 2004, the FASB issued FASB Staff Position No. 106-2 (FSP 106-2), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”, which requires current recognition of the federal subsidy that employers may receive for providing drug coverage to retirees.  FSP 106-2 is effective for the first interim period beginning after June 15, 2004.  The Company remeasured its plans’ assets and accumulated postretirement benefit obligation (APBO) as of June 30, 2004 to include the effects of the Act.  As a result of the remeasurement, including a change in discount rate to 6.25% from the last measurement rate of 6.00%, the APBO increased by $170 million.  The Act reduced the APBO by $240 million.  The net impact to the APBO was a reduction of $70 million.  The remeasurement, including the impact of the Act, reduced expense by $4 million for the quarter ended September 30, 2004, and will also reduce expense by $4 million for the quarter ending December 31, 2004.

The Company currently has a measurement date of September 30 for U.S. pension plans and a date of December 31 for international pension plans.  In order to align the measurement dates, the Company intends to change its U.S. pension plan measurement date in 2004 from September 30 to December 31.  The primary reasons for this change include consistency between the U.S. and international dates, the increased clarity that results from having the same measurement and balance sheet dates, and administrative simplification. This change in measurement date will not have an impact on 2004 results.

Components of net periodic benefit cost and other supplemental information for the three months ended September 30 follow:

Benefit Plan Information	Three months ended September 30
	Qualified and Non-qualified Pension Benefits				Postretirement Benefits
	United States		International
(Millions)	2004	2003	2004	2003	2004	2003

Service cost	$41	$37	$24	$25	$12	$11
Interest cost	121	118	41	36	25	24
Expected return on plan assets	(157)	(155)	(50)	(45)	(22)	(19)
Amortization of transition (asset) obligation	—	—	1	—	—	—
Amortization of prior service cost (benefit)	3	3	(1)	2	(10)	(8)
Recognized net actuarial (gain) loss	40	8	11	7	20	14
Net periodic benefit cost	$48	$11	$26	$25	$25	$22

Settlements, curtailments and special termination benefits	1	10	—	—	—	—
Net periodic benefit cost after settlements, curtailments and special termination benefits	$49	$21	$26	$25	$25	$22

Components of net periodic benefit cost and other supplemental information for the nine months ended September 30 follow:

Benefit Plan Information	Nine months ended September 30
	Qualified and Non-qualified Pension Benefits				Postretirement Benefits
	United States		International
(Millions)	2004	2003	2004	2003	2004	2003

Service cost	$123	$111	$76	$75	$39	$35
Interest cost	363	355	121	108	75	72
Expected return on plan assets	(471)	(466)	(148)	(134)	(64)	(58)
Amortization of transition (asset) obligation	—	—	3	2	—	—
Amortization of prior service cost (benefit)	10	10	(1)	2	(30)	(24)
Recognized net actuarial (gain) loss	120	23	33	21	65	41
Net periodic benefit cost	$145	$33	$84	$74	$85	$66

Settlements, curtailments and special termination benefits	13	24	—	—	—	—
Net periodic benefit cost after settlements, curtailments and special termination benefits	$158	$57	$84	$74	$85	$66

In 2004, the Company currently expects to contribute approximately $600 million to its U.S. and international pension plans, and approximately $150 million to its post-retirement plans.  For the first nine months of 2004, the Company has contributed $548 million to its U.S. and international pension plans and approximately $56 million to its post-retirement plans.

3M made a third quarter 2004 special pension contribution of $300 million to its U.S. pension plan.  Also, in the third quarter of 2004, 3M made a plan design change to its Sumitomo 3M Japanese pension plan which changed the defined benefit plan to a hybrid defined contribution and cash balance plan.  Prior to implementation of the plan design change, Japanese pension valuation methods required 3M to bring the plan to fully funded status. This required Sumitomo 3M to make a third quarter 2004 special pension contribution of $155 million.  The plan design change reduced the liability by approximately $99 million.  In addition, in 2005, 3M intends to transfer a portion of its Sumitomo 3M Japanese pension liabilities and assets to the government, as allowed by a Japanese government program.

NOTE 7.  Commitments and Contingencies

Discussion of legal matters is incorporated by reference from Part II, Item 1, Legal Proceedings, of this document, and should be considered an integral part of the interim Consolidated Financial Statements and Notes.

NOTE 8.  Business Segments

Business Segment Information	Three months ended September 30		Nine months ended September 30
(Millions)	2004	2003	2004	2003

NET SALES

Health Care	$1,035	$1,012	$3,115	$2,975
Industrial	940	830	2,832	2,489
Display and Graphics	841	772	2,564	2,152
Consumer and Office	737	673	2,098	1,922
Safety, Security and Protection Services	525	482	1,599	1,458
Electro and Communications	470	454	1,424	1,346
Transportation	411	386	1,260	1,150
Corporate and Unallocated	10	7	28	22
Total Company	$4,969	$4,616	$14,920	$13,514

OPERATING INCOME

Health Care	$277	$272	$813	$773
Industrial	170	115	503	349
Display and Graphics	286	251	891	642
Consumer and Office	150	128	395	346
Safety, Security and Protection Services	123	111	384	347
Electro and Communications	79	66	223	184
Transportation	105	106	330	301
Corporate and Unallocated*	(7)	(19)	(53)	(171)
Total Company	$1,183	$1,030	$3,486	$2,771

*The following charges were recorded in Corporate and Unallocated.  First quarter 2004 includes $16 million in expense related to a reduction in breast implant receivables, primarily related to an arbitration panel ruling in the first quarter that rejected the Company’s claims for recovery under certain of its claims-made policies.  Third quarter 2003 includes respirator mask/asbestos litigation expenses and implant litigation expenses.  During the first quarter of 2003, 3M recorded pre-tax charges of $93 million related to an adverse court ruling in a lawsuit filed against 3M in 1997 by LePage’s Inc. (for more detail, refer to Part II, Item 1, Legal Proceedings).  First quarter 2003 also includes certain acquisition-related costs and respirator mask/asbestos litigation expenses.

NOTE 9.  Review Report of Independent Registered Public Accounting Firm

PricewaterhouseCoopers LLP, the Company’s independent accountants, have performed reviews of the unaudited interim consolidated financial statements included herein, and their review report thereon accompanies this filing.  Pursuant to Rule 436(c) of the Securities Act of 1933 (“Act”) their report on these reviews should not be considered a “report” within the meaning of Sections 7 and 11 of the Act and the independent accountant liability under Section 11 does not extend to it.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of 3M Company:

We have reviewed the accompanying consolidated balance sheet of 3M Company and its subsidiaries as of September 30, 2004, and the related consolidated statements of income for the three-month and nine-month periods ended September 30, 2004 and 2003, and of cash flows for the nine-month periods ended September 30, 2004 and 2003. These interim financial statements are the responsibility of the Company’s management.

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

October 18, 2004

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

3M is a diversified global manufacturer, technology innovator and marketer of a wide variety of products. 3M manages its operations in seven operating business segments: Health Care; Industrial; Display and Graphics; Consumer and Office; Safety, Security and Protection Services; Electro and Communications; and Transportation. For the three months ended September 30, 2004, 3M reported net sales of $4.969 billion and net income of $775 million, or $.97 per diluted share, compared with net sales of $4.616 billion and net income of $663 million, or $.83 per diluted share, for the three months ended September 30, 2003. The combination of a 7.6% increase in net sales, including core volume sales growth of 5.0%, and declining operating expenses as a percent of sales, resulted in a 23.8% operating income profit margin. The following table summarizes sales and operating income results by business segment.

	Three months ended September 30
	2004		2003		% change
(Millions)	Net Sales	Oper. Income	Net Sales	Oper. Income	Net Sales	Oper. Income

Health Care	$1,035	$277	$1,012	$272	2.2%	1.9%
Industrial	940	170	830	115	13.2%	47.7%
Display and Graphics	841	286	772	251	9.0%	14.0%
Consumer and Office	737	150	673	128	9.5%	17.3%
Safety, Security and Protection Services	525	123	482	111	8.9%	10.2%
Electro and Communications	470	79	454	66	3.5%	20.8%
Transportation	411	105	386	106	6.5%	(1.3)%
Corporate and Unallocated	10	(7)	7	(19)

Total Company	$4,969	$1,183	$4,616	$1,030	7.6%	14.9%

Sales for the three months ended September 30, 2004 increased 7.6% to $4.969 billion, with six of seven business segments posting positive worldwide local-currency growth. The broad-based volume growth of 5.6% represents the tenth consecutive quarter of positive volume growth. Local-currency sales (which excludes the impact of currency translation on sales) increased 10.5% in Industrial; 7.7% in Consumer and Office; 6.6% in Display and Graphics; 6.4% in Safety, Security and Protection Services; 3.7% in Transportation; 1.5% in Electro and Communications; and declined 0.8% in Health Care. Refer to the Performance by Business Segment section for a more detailed discussion of the results for the respective segments.

Geographically, 3M local-currency sales growth was led by the Asia Pacific region at over 12% in the third quarter. Local-currency sales increased 8.4% in the combined Latin America, Africa and Canada region, increased 3.5% in the United States and declined 0.3% in Europe. Currency effects increased international sales by 4.4%. Foreign currency translation positively impacted Europe sales by 7.5%, Asia Pacific sales by 2.7%, and the combined Latin America, Africa and Canada region by 1%, as the U.S. dollar weakened against currencies in these areas.

Operating income for the three months ended September 30, 2004, increased 14.9% versus the third quarter of 2003, as five of the seven business segments posted double digit operating income increases, led by the Industrial, Electro and Communications, Consumer and Office, Display and Graphics, and Safety, Security and Protection Services business segments. Currency impacts boosted third quarter 2004 operating income by an estimated $52 million. Overall, the strength of our broad portfolio and a continued focus on operational excellence drove growth in both net sales and operating income versus the third-quarter of 2003.

3M generated $2.959 billion of operating cash flows for the nine months ended September 30, 2004, a $452 million increase over the nine months ended September 30, 2003, with $2.2 billion of cash and cash equivalents as of September 30, 2004. For the nine months ended September 30, 2004, the Company utilized $1.235 billion of cash to repurchase 3M common stock and $845 million of cash to pay dividends. 3M’s debt to total capital ratio (total capital defined as debt plus equity) as of September 30, 2004, was 23%. 3M has an AA credit rating from Standard & Poor’s and an Aa1 credit rating from Moody’s Investors Service.

While 3M has recently been experiencing additional challenges, such as rising raw material prices and short-term inventory channel adjustments in the LCD market, 3M expects that its diverse portfolio of businesses and broad-based initiatives will drive top-line sales growth, productivity and cash flow.

Recent tax legislation and new accounting guidance is expected to impact fourth quarter 2004 results. The combination of this recent tax legislation and accounting ruling will likely result in a combined reduction in our earnings-per-share in the fourth quarter of 2004 of approximately $.06 per diluted share. Discussion of these two items in more detail follows below.

First, the “American Jobs Creation Act of 2004,” which encourages the reinvestment of foreign earnings in the U.S., was signed by President Bush in October 2004. As a result of this Act, 3M will likely repatriate approximately $800 million of cash in 2005 that has been generated over time by 3M’s foreign operations, resulting in an increase in 3M’s tax provision in the fourth-quarter of 2004 of approximately $40 million. Under this scenario, 3M’s fourth-quarter 2004 tax rate would be approximately 37% and the full-year 2004 tax rate would be approximately 34%. This would reduce 3M’s fourth quarter 2004 earnings by approximately $.05 per diluted share.

Second, the FASB’s Emerging Issues Task Force finalized EITF Issue No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” that would require the dilutive effect of shares from contingently convertible debt to be included in the diluted earnings per share calculation regardless of whether the contingency has been met. This EITF will be effective beginning with the Company’s 2004 fourth quarter. The Company has $639 million in aggregate face amount of 30-year zero coupon senior notes that are convertible into approximately 6 million shares of common stock if certain conditions are met. These conditions have never been met. Unless the Company takes steps to modify certain terms of this debt security, this EITF would result in an increase to diluted shares outstanding of approximately 6 million shares to give effect to the contingent issuance of shares. Also, using the if-converted method, net income for the diluted earnings per share calculations would be adjusted for interest expense associated with this debt instrument. Prior periods diluted shares outstanding and diluted earnings-per-share amounts would be restated to present comparable information, effective with 3M’s fourth quarter of 2004. The estimated annual reduction in 3M’s diluted earnings-per-share would be approximately $.02 per share for total year 2004. Since the impact of this standard is ongoing, 3M’s diluted shares outstanding and diluted earnings-per-share amounts would be impacted until retirement or modification of certain terms of this debt security.

RESULTS OF OPERATIONS

Percent change information compares the third quarter and first nine months of 2004 with the same periods last year, unless otherwise indicated.

Net Sales:

	Three months ended September 30, 2004			Nine months ended September 30, 2004
	United States	International	Worldwide	United States	International	Worldwide
Net sales (millions)	$2,056	$2,913	$4,969	$5,908	$9,012	$14,920
Components of net sales change:
Volume — core	2.3%	7.2%	5.0%	2.7%	9.8%	6.8%
Volume — acquisitions	0.9	0.3	0.6	0.7	0.3	0.5
Volume — total	3.2	7.5	5.6	3.4	10.1	7.3
Price	0.3	(1.1)	(0.5)	0.0	(1.1)	(0.6)
Total local-currency sales	3.5	6.4	5.1	3.4	9.0	6.7
Translation	—	4.4	2.5	—	6.5	3.7
Total sales change	3.5%	10.8%	7.6%	3.4%	15.5%	10.4%

In the third quarter and first nine months of 2004, core volume growth (which excludes the impact of businesses acquired or divested in the last 12 months) was broad-based, with six of seven businesses posting positive worldwide local-currency sales growth in the third quarter and all seven businesses posting positive worldwide local-currency sales growth for the first nine months. Local-currency growth in the third quarter was led by Industrial, Consumer and Office, Display and Graphics, and the Safety, Security and Protection Services businesses. Health Care local-currency sales declined 0.8%, negatively impacted by pharmaceutical and drug delivery agreements that did not repeat in 2004. Acquisitions increased third quarter 2004 sales by 0.6% and first nine months sales by 0.5%, driven by the 2004 acquisitions of HighJump Software, Inc. and Hornell Holding AB. Internationally, selling prices declined 1.1% in both the third quarter and for the first nine months, with most of the decline coming in certain businesses that serve the electronics industry, where it is important to look at the impact of both volume and price. Refer to the “Performance by Business Segment” section for additional discussion of sales change by segment.

On a geographic basis, local-currency sales growth in the third quarter and for the first nine months was led by the Asia Pacific area. In the third quarter, U.S. sales growth was 3.5%, and for the first nine months, U.S. sales growth was 3.4%. Growth for both the third quarter and first nine months was led by the Consumer and Office, Industrial and the Safety, Security and Protection Services businesses. Local-currency sales growth in the third quarter was 12.2% in the Asia Pacific area, with Japan up 3.6% and the rest of the area up 18.4%. All seven business segments posted positive local-currency sales growth in the Asia Pacific area during the quarter. The Company posted 8.4% local-currency sales growth in the combined Latin America, Africa and Canada region in the third quarter, with six of seven businesses showing increases. In Europe, local-currency sales in the third quarter decreased by 0.3%. For the first nine months of 2004, local-currency growth was 17.6% in the Asia Pacific area, 11.2% in the combined Latin America, Africa and Canada region, and 0.5 percent in Europe.

Operating Expenses:

	Three months ended September 30			Nine months ended September 30
(Percent of net sales)	2004	2003	Change	2004	2003	Change
Cost of sales	49.4%	50.3%	(0.9)%	49.2%	50.8%	(1.6)%
Selling, general and administrative expenses	21.1	21.5	(0.4)	21.7	22.0	(0.3)
Research, development and related expenses	5.7	5.9	(0.2)	5.7	6.0	(0.3)
Other expense	—	—	—	—	0.7	(0.7)
Operating income	23.8%	22.3%	1.5%	23.4%	20.5%	2.9%

Cost of sales as a percent of net sales decreased nearly one percentage point for the third quarter and decreased 1.6 percentage points for the first nine months of 2004, primarily due to a combination of higher volumes, productivity gains, ongoing benefits of corporate initiatives and positive currency impacts (including hedging impacts). While 3M raw material costs increased during the third quarter, 3M’s global sourcing initiative was important in enabling 3M to minimize raw material cost increases during a period of commodity price inflation. The Company has experienced both price increases and supply limitations affecting several oil-derived raw materials, but to date the Company is receiving sufficient quantities of such materials to meet its reasonably foreseeable production requirements. Cost of sales includes manufacturing, engineering and freight costs.

Selling, general and administrative (SG&A) expenses as a percent of net sales decreased 0.4 percentage points for the third quarter and are down 0.3 percentage points for the first nine months, with leverage primarily due to 3M’s faster growth in the Asia Pacific area. SG&A expenses in U.S. dollars increased in 2004, negatively impacted by currency translation and increased advertising and merchandising spending to support 3M’s brand portfolio. On an ongoing basis, the Company is shifting SG&A dollars towards faster-growth businesses and geographic areas.

Other expense for 2003 includes special items. Special items represent significant charges or credits that are important to understanding the Company’s ongoing operating results. Special items are not measures recognized under U.S. generally accepted accounting principles. The determination of special items may not be comparable to similarly titled measures used by other companies. During the first quarter of 2003, 3M recorded pre-tax charges of $93 million ($58 million after tax) related to an adverse court ruling in a lawsuit filed against 3M in 1997 by LePage’s Inc. For more detail, refer to the “Legal Proceedings” discussion in Part II, Item 1, of this document.

Operating Income:

3M uses operating income as one of its primary business segment performance measurement tools. Operating income has steadily improved the last two years, and in the third quarter of 2004 was 23.8% of sales. Five of 3M’s seven business segments improved their operating income margins in the third quarter of 2004 compared to the same period last year. Special items negatively impacted operating income in the first nine months of 2003 by $93 million, or 0.7% of sales.

Interest Expense and Income:

	Three months ended September 30		Nine months ended September 30
(Millions)	2004	2003	2004	2003
Interest expense	$17	$22	$52	$69
Interest income	(12)	(6)	(32)	(17)
Total	$5	$16	$20	$52

Interest Expense: The decrease in interest expense in the third quarter and first nine months of 2004 was primarily due to lower average debt balances.

Interest Income: The increase in the third quarter and first nine months of 2004 was primarily related to larger average cash balances. For the first nine months of 2004, this was partially offset by lower interest rates.

Provision for Income Taxes:

	Three months ended September 30		Nine months ended September 30
(Percent of pre-tax income)	2004	2003	2004	2003
Effective tax rate	33.0%	33.4%	33.0%	33.0%

The tax rate for the first nine months of 2004 was 33.0%, comparable to the total year 2003 tax rate of 32.9%. As discussed in the “Overview” section, recent tax legislation will likely impact 3M’s fourth-quarter and full-year 2004 tax rate.

Minority Interest:

	Three months ended September 30		Nine months ended September 30
(Millions)	2004	2003	2004	2003
Minority Interest	$14	$12	$52	$38

Minority interest expense eliminates the income or loss attributable to the non-3M ownership interests in 3M consolidated entities. 3M’s most significant consolidated entity with non-3M ownership interests is Sumitomo 3M Limited (3M owns 75% of Sumitomo 3M Limited). The increase in the third quarter and first nine months of 2004 related primarily to higher profits in Sumitomo 3M.

Currency Effects:

3M estimates that currency effects, including hedging impacts, increased net income by $34 million in the three months ended September 30, 2004 and $136 million for the nine months ended September 30, 2004. This estimate includes the effect of translating profits from local currencies into U.S. dollars; the impact of currency fluctuations on the transfer of goods between 3M operations in the United States and abroad; and transaction gains and losses, including derivative instruments designed to reduce foreign currency exchange rate risks. These derivative instruments and other transaction gains and losses increased net income by an estimated $13 million in the three months ended September 30, 2004, and increased net income by $29 million in the nine months ended September 30, 2004.

Accounting Pronouncements:

Information regarding accounting pronouncements is included in Note 1 to the Consolidated Financial Statements, including pro-forma amounts for stock-based compensation which are based on the options’ estimated Black-Scholes fair value at grant dates, net of tax. For the nine-months ended September 30, 2004, diluted earnings per share on a pro forma basis was 13 cents less than reported earnings. The Company estimates that total year 2004 diluted earnings per share on a pro forma basis will be approximately 19 cents less than reported earnings. The Black-Scholes fair value for the recent May 2004 annual grant increased when compared to the May 2003 grant, primarily due to significant 3M stock price appreciation from May 2003 to May 2004.

PERFORMANCE BY BUSINESS SEGMENT

Disclosures relating to 3M’s business segments are provided in Note 8 to the Consolidated Financial Statements.

Information related to 3M’s business segments is presented in the tables that follow. Local-currency sales (which includes both core and acquisition volume impacts plus price impacts) are provided for each segment. The translation impact and total sales change are also provided for each segment. Operating income in all segments benefited from local-currency sales increases (except Health Care), continued savings from 3M’s corporate initiatives and positive currency effects. Percent change information compares the third quarter and first nine months of 2004 with the same periods last year, unless otherwise indicated.

Health Care Business:

	Three months ended September 30		Nine months ended September 30
	2004	2003	2004	2003
Sales (millions)	$1,035	$1,012	$3,115	$2,975
Sales change analysis:
Local currency (volume and price)	(0.8)%	7.5%	0.6%	6.7%
Translation	3.0	4.8	4.1	5.9
Total sales change	2.2%	12.3%	4.7%	12.6%

Operating income (millions)	$277	$272	$813	$773
Percent change	1.9%	21.4%	5.1%	17.7%
Percent of sales	26.8%	26.9%	26.1%	26.0%

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

Health Care sales exceeded $1 billion, with local-currency sales for the third quarter declining 0.8%, and for the first nine months increasing 0.6%. Both the third quarter and first nine-month comparisons with the same periods last year were negatively impacted by pharmaceutical and drug delivery agreements that did not repeat in 2004. Excluding the impact of the previously reported Eli Lilly and IVAX Corporation agreements, third-quarter 2004 sales change rates would have been higher by approximately 3%, and operating income growth rates would have been higher by approximately 5%. This will be the last quarter that Health Care year-on-year sales change rates will be impacted by these agreements. Sales and operating income growth was also impacted by 3M’s Drug Delivery business, which negatively impacted Health Care sales by approximately 1.5% in the third quarter. Looking ahead to the fourth quarter, 3M expects revenue growth rates to improve in the Health Care segment, as the year-on-year comparables become more favorable. Operating income increased 1.9% to $277 million in the third quarter of 2004, and was up 5.1% to $813 million in the first nine months of 2004.

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

Industrial Business:

	Three months ended September 30		Nine months ended September 30
	2004	2003	2004	2003
Sales (millions)	$940	$830	$2,832	$2,489
Sales change analysis:
Local currency (volume and price)	10.5%	0.0%	9.9%	1.2%
Translation	2.7	4.1	3.9	4.6
Total sales change	13.2%	4.1%	13.8%	5.8%

Operating income (millions)	$170	$115	$503	$349
Percent change	47.7%	(11.6)%	43.9%	(6.2)%
Percent of sales	18.1%	13.9%	17.8%	14.0%

The Industrial segment serves a broad range of industrial markets, from appliance and electronics to paper and packaging and food and beverage. Products include tapes, a wide variety of coated and non-woven abrasives, adhesives, specialty materials and supply chain execution software solutions.

In Industrial, local-currency sales growth of 10.5% for the third quarter and 9.9% for the first nine months of 2004 was broad based across major geographic areas and Industrial businesses. Acquisitions added about 1.4 percentage points to sales growth in the third quarter of 2004 and 1.2 percentage points for the first nine months of 2004, driven by the February 2004 acquisition of HighJump Software, Inc., a provider of supply chain execution software. Strong local-currency sales growth helped leverage operating income growth. Operating income increased 47.7% to $170 million in the third quarter of 2004, and was up 43.9% to $503 million in the first nine months of 2004.

Display and Graphics Business:

	Three months ended September 30		Nine months ended September 30
	2004	2003	2004	2003
Sales (millions)	$841	$772	$2,564	$2,152
Sales change analysis:
Local currency (volume and price)	6.6%	30.7%	14.7%	24.2%
Translation	2.4	4.2	4.5	5.4
Total sales change	9.0%	34.9%	19.2%	29.6%

Operating income (millions)	$286	$251	$891	$642
Percent change	14.0%	77.7%	38.8%	58.5%
Percent of sales	34.0%	32.5%	34.8%	29.8%

The Display and Graphics segment serves markets that include electronic display, touch screen, traffic safety and commercial graphics. This segment includes optical film and lens solutions for electronic displays, touch screens and touch monitors, reflective sheeting for transportation safety and commercial graphics systems.

Display and Graphics’ local-currency sales growth was 6.6% for the third quarter and 14.7% for the first nine months of 2004. Year-on-year local-currency sales growth in the Optical Systems business was slower than in past quarters, primarily due to inventory channel adjustments in the LCD market. This resulted in reduced demand for 3M’s proprietary optical films and components. While this business is subject to periodic customer inventory fluctuations, 3M believes that this business will continue to be a significant growth engine for 3M. Operating income increased 14.0% to $286 million in the third quarter of 2004, and was up 38.8% to $891 million in the first nine months of 2004.

Consumer and Office Business:

	Three months ended September 30		Nine months ended September 30
	2004	2003	2004	2003
Sales (millions)	$737	$673	$2,098	$1,922
Sales change analysis:
Local currency (volume and price)	7.7%	4.3%	6.4%	3.2%
Translation	1.8	3.0	2.7	3.7
Total sales change	9.5%	7.3%	9.1%	6.9%

Operating income (millions)	$150	$128	$395	$346
Percent change	17.3%	5.9%	14.3%	3.6%
Percent of sales	20.3%	19.0%	18.8%	18.0%

The Consumer and Office segment serves markets that include consumer retail, office retail, education, home improvement, building maintenance, food service and other markets. Products in this segment include office supply products, stationery products, construction and home improvement/home care products, protective material products, and visual systems products.

Local-currency sales growth in Consumer and Office was 7.7% in the third quarter of 2004 and 6.4% for the first nine months of 2004. Sales growth was fairly broad based across the many retail channels 3M serves, most notably in mass-market consumer retail and home improvement. Operating income increased 17.3% to $150 million in the third quarter of 2004, and was up 14.3% to $395 million in the first nine months of 2004.

Safety, Security and Protection Services Business:

	Three months ended September 30		Nine months ended September 30
	2004	2003	2004	2003
Sales (millions)	$525	$482	$1,599	$1,458
Sales change analysis:
Local currency (volume and price)	6.4%	10.1%	6.2%	9.5%
Translation	2.5	3.7	3.5	4.3
Total sales change	8.9%	13.8%	9.7%	13.8%

Operating income (millions)	$123	$111	$384	$347
Percent change	10.2%	25.5%	10.4%	30.0%
Percent of sales	23.4%	23.1%	24.0%	23.8%

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

Safety, Security and Protection Services local-currency sales growth was 6.4% in the third quarter of 2004 and 6.2% for the first nine months of 2004. Local-currency growth for both the third quarter and first nine months was driven by strong global demand for personal protective products and solutions, along with cleaning and protective products for commercial buildings. 3M’s acquisition of Hornell, a European-based global supplier of personal safety equipment, added 2.6 percentage points of growth in the third quarter of 2004 and 2.1 percentage points of growth in the first nine months of 2004. Operating income increased 10.2% to $123 million in the third quarter of 2004 and grew 10.4% to $384 million in the first nine months of 2004.

Electro and Communications Business:

	Three months ended September 30		Nine months ended September 30
	2004	2003	2004	2003
Sales (millions)	$470	$454	$1,424	$1,346
Sales change analysis:
Local currency (volume and price)	1.5%	(3.9)%	3.0%	(6.0)%
Translation	2.0	2.6	2.8	3.4
Total sales change	3.5%	(1.3)%	5.8%	(2.6)%

Operating income (millions)	$79	$66	$223	$184
Percent change	20.8%	(0.7)%	21.5%	(6.8)%
Percent of sales	16.9%	14.5%	15.7%	13.7%

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

Local-currency sales in Electro and Communications increased 1.5% for the third quarter of 2004 and 3.0% for the first nine months of 2004 compared to the same periods last year, led by electrical products for insulating, testing and sensing.  Geographically, local-currency growth in this business for the third quarter and first nine months was led by the Latin America, Africa and Canada region along with the Asia Pacific area.  Operating income was up 20.8% to $79 million in the third quarter of 2004, and was up 21.5% to $223 million in the first nine months of 2004.

Transportation Business:

	Three months ended September 30		Nine months ended September 30
	2004	2003	2004	2003
Sales (millions)	$411	$386	$1,260	$1,150
Sales change analysis:
Local currency (volume and price)	3.7%	5.4%	5.4%	5.6%
Translation	2.8	4.3	4.2	5.0
Total sales change	6.5%	9.7%	9.6%	10.6%

Operating income (millions)	$105	$106	$330	$301
Percent change	(1.3)%	20.8%	9.7%	19.0%
Percent of sales	25.5%	27.5%	26.2%	26.2%

The Transportation segment serves markets that include automotive, automotive aftermarket, marine, aerospace and specialty vehicle markets.  This segment provides components and products that are used in the manufacture, repair and maintenance of automotive, marine, aircraft and specialty vehicles.

In Transportation, local currency sales growth was 3.7% in the third quarter and 5.4% for the first nine months of 2004, compared to the same periods last year.  Top-line growth in this business continues to benefit from new products and solutions for customers, along with a strategy of replicating successful 3M solutions across several distinct segments of the transportation industry.   Operating income comparisons to last year were negatively impacted by a gain from the Durel joint venture exit in the third quarter of 2003.  Operating income was down 1.3% to $105 million in the third quarter of 2004 (up 5.1% excluding the Durel gain), and was up 9.7% to $330 million in the first nine months of 2004.

FINANCIAL CONDITION AND LIQUIDITY

The Company’s net debt position is as follows:

(Millions)	Sep. 30 2004	Dec. 31 2003

Total Debt	$2,661	$2,937
Less: Cash and cash equivalents	2,200	1,836
Net Debt	$461	$1,101

Total debt was 23% of total capital (total capital is defined as debt plus equity), compared with approximately 27% at December 31, 2003.  3M believes its ongoing cash flows provide ample cash to fund expected investments and capital expenditures.  The Company has an AA credit rating from Standard & Poor’s and an Aa1 credit rating from Moody’s Investors Service.  The Company has sufficient access to capital markets to meet currently anticipated growth and acquisition investment funding needs.  The Company does not utilize derivative instruments linked to the Company’s stock.

The Company’s financial condition and liquidity remain strong.  Various assets and liabilities, including cash and short-term debt, can fluctuate significantly from month-to-month depending on short-term liquidity needs.  Primary short-term liquidity needs are provided through U.S. commercial paper and euro commercial paper issuances.  Medium-term note shelf borrowing capacity totaled $1.5 billion as of September 30, 2004.  In March 2004, the Company renewed its $565 million, 364-day credit agreement among a group of primary relationship banks.  This facility now provides up to $115 million (previously $90 million) in letters of credit ($86 million of which was utilized at September 30, 2004).  This agreement requires us to maintain a funded debt to capitalization ratio (calculated as prescribed by the agreement) at no more than 0.60 to 1 at the end of each quarter.  At September 30, 2004, this ratio was approximately 0.24 to 1.

Working capital (defined as current assets minus current liabilities) totaled $3.024 billion at September 30, 2004, increasing $386 million from December 31, 2003.  This increase was primarily due to higher cash and cash equivalents, which at September 30, 2004 were $364 million higher than the December 31, 2003 balance. The Company uses various working capital measures that place emphasis on certain working capital assets and liabilities (e.g. accounts receivable, inventory).  These measures may not be computed in the same manner as similarly titled measures used by other companies.  The accounts receivable turnover index (defined as quarterly net sales multiplied by four, divided by ending net accounts receivable) totaled 6.97 at September 30, 2004, up slightly from 6.95 at December 31, 2003.  Receivables increased $139 million, or 5.1%, compared with December 31, 2003.  The inventory turnover index (defined as quarterly factory cost multiplied by four, divided by ending inventory) was 4.81 at September 30, 2004, down from 5.12 at December 31, 2003.  Inventories increased $137 million, or 7.5%, compared with December 31, 2003.

Cash Flows from Operating Activities:

	Nine months ended September 30
(Millions)	2004	2003

Net income	$2,270	$1,784
Depreciation and amortization	740	717
Company pension contributions	(548)	(675)
Company pension expense	242	131
Income taxes (deferred and accrued income taxes)	321	494
Accounts receivable	(154)	(142)
Inventories	(132)	150
Accounts payable	33	(23)
Other — net	187	71
Net cash provided by operating activities	$2,959	$2,507

Cash flows from operating activities can fluctuate significantly from period to period, as pension funding decisions, tax timing differences and other items can significantly impact cash flows.  In 2004, cash flows provided by operating activities increased $452 million.  This improvement was driven by higher net income, which increased $486 million.  The increase in “Other-net” (which reflects changes in other asset and liability accounts) was partially due to increases in liability balances, such as increases in profit sharing accruals related to higher profits.

As discussed in Note 6 to the Consolidated Financial Statements, 3M has contributed $548 million to its pension plans for the first nine months of 2004.  This amount includes third quarter 2004 special pension contributions of $300 million to 3M’s U.S pension plan and $155 million to 3M’s Sumitomo Japanese pension plan.  In the third quarter of 2003, 3M made special U.S. pension contributions totaling $600 million.  Accounting rules require that, if the Accumulated Benefit Obligation (ABO) exceeds the fair value of pension plan assets, the employer must recognize a liability that is at least equal to the unfunded ABO.  In December 2002, 3M recorded a substantial minimum pension liability adjustment.  As a result of pension contributions, strong asset performance and other factors, 3M’s U.S. plan assets could exceed the ABO at year-end 2004, resulting in 3M reversing the U.S. portion of the minimum pension liability adjustments that were previously made.  If this occurs, as of December 31, 2004, long-term assets would increase by approximately $1.9 billion, the minimum pension liability adjustment recorded in other comprehensive income included in stockholders’ equity would be reduced by approximately $1.2 billion (net of tax) and the deferred tax liability would increase by approximately $700 million.

The tables that follow show liability/receivable activity and pre-tax expense for breast implant and respirator masks/asbestos.  Because of the time delay between payment of claims and receipt of insurance reimbursements, the September 30, 2004 and December 31, 2003, amounts for both breast implant and respirator mask/asbestos liabilities are less than expected insurance recoveries.  Thus, as of September 30, 2004, the expected net inflow of cash will increase future cash flows from operating activities.  The first quarter of 2004 includes $16 million in expense related to a reduction in breast implant receivables.  The first quarter of 2003 includes $6 million in expense for respirator mask/asbestos claims and litigation.  Also, in the first quarter of 2003, a liability and expense of $93 million was recorded related to an adverse court ruling in a lawsuit filed against 3M in 1997 by LePage’s Inc. (including estimated attorneys’ fees and accrued interest through March 31, 2003).  At December 31, 2003, the LePage’s Inc. liability (including estimated accrued interest through December 31, 2003), totaled $97 million.  A final amount of $96.5 million was paid to LePage’s Inc. in July 2004.  For a more detailed discussion of these and other legal proceedings, refer to Part II, Item 1 of this Quarterly Report on Form 10-Q.

Breast Implant and Respirator Mask/Asbestos Liability and Receivable Activity (Millions)	Nine months ended September 30 2004	Twelve months ended Dec. 31 2003

Breast implant liabilities:
Balance at beginning of period	$13	$5
Increase in liability during period	6	18
Cash fees and payments made	(5)	(10)
Balance at end of period	$14	$13

Breast implant insurance receivables:
Balance at beginning of period	$338	$339
Increase (decrease) in receivable during period	(10)	16
Cash received from insurance	(47)	(17)
Balance at end of period	$281	$338

Respirator mask/asbestos liabilities:
Balance at beginning of period	$289	$161
Increase in liability during period	—	231
Cash fees and payments made	(63)	(103)
Balance at end of period	$226	$289

Respirator mask/asbestos insurance receivables:
Balance at beginning of period	$448	$264
Increase in receivable during period	—	205
Cash received from insurance	(4)	(21)
Balance at end of period	$444	$448

Breast Implant and Respirator Mask/Asbestos Pre-tax Expense (Millions)	Three months ended September 30		Nine months ended September 30
	2004	2003	2004	2003

Breast implant	$—	$1.5	$16	$1.5
Respirator mask/asbestos	$—	$4	$—	$10

Cash Flows from Investing Activities:

	Nine months ended September 30
(Millions)	2004	2003

Purchases of property, plant and equipment (PP&E)	(613)	(416)
Proceeds from sale of PP&E and other assets	35	88
Acquisitions, net of cash acquired	(73)	(428)
Purchases of investments	(5)	(10)
Proceeds from sale of investments	9	30
Net cash used in investing activities	$(647)	$(736)

3M expects capital expenditures to total approximately $900 million for total year 2004.  In the first three months of 2004, 3M entered into two business combination agreements.  3M acquired HighJump Software, Inc., a U.S. company that provides supply chain execution software and solutions with annual sales of approximately $36 million.  3M initially purchased 91 percent of the outstanding shares of Hornell Holding AB and subsequently acquired all of the remaining outstanding shares.  Hornell Holding AB is a global supplier of personal protective equipment for welding applications with annual sales of approximately $50 million.  In August 2004, 3M acquired 100% of the outstanding shares of Info-X Inc., a U.S. company that provides coding compliance software and data for health care organizations, with annual sales of approximately $10 million.  Refer to Note 2 to the Consolidated Financial Statements for additional information on these 2004 business combinations.  In the first nine months of 2003, cash used for acquisitions of businesses included $377 million related to the purchase of an additional 25% ownership in Sumitomo 3M Limited. The Company continues to review additional acquisition opportunities.

Cash Flows from Financing Activities:

	Nine months ended September 30
(Millions)	2004	2003

Change in short-term debt - net	$152	$(204)
Repayment of debt (maturities greater than 90 days)	(709)	(615)
Proceeds from debt (maturities greater than 90 days)	286	447
Total change in debt	(271)	(372)
Purchases of treasury stock	(1,235)	(394)
Reissuances of treasury stock	423	425
Dividends paid to stockholders	(845)	(775)
Other — net	(31)	(19)
Net cash used in financing activities	$(1,959)	$(1,135)

In the first nine months of 2004, the increase in net short-term debt of $152 million includes the portion of short-term debt with original maturities of 90 days or less.  The repayment of debt of $709 million primarily related to commercial paper activity and the retirements of $350 million in medium term notes.  Proceeds from debt of $286 million primarily related to commercial paper activity. There were no new long-term debt issuances in the first nine months of 2004.

Repurchases of common stock are made to support the Company’s stock-based employee compensation plans and for other corporate purposes.  On November 10, 2003, the Board of Directors authorized the purchase of up to $1.5 billion of the Company’s common stock between January 1, 2004 and December 31, 2004.  As of September 30, 2004, $344 million remained authorized for repurchase.  Refer to the table captioned “Issuer Purchases of Equity Securities” in Part II, Item 2, for more information.

In February 2004, the Board of Directors increased the quarterly dividend on 3M common stock by 9.1% to 36 cents per share, equivalent to an annual dividend of $1.44 per share.  This marked the 46th consecutive year of dividend increases.  Other cash flows from financing activities include distributions to minority interests, changes in cash overdraft balances, and principal payments for capital leases.

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

•                  The Company’s future results are subject to fluctuations in the costs and availability of purchased components and materials, including oil-derived compounds, due to market demand, currency exchange risks, material shortages and other factors.  The Company depends on various components and materials supplied by others for the manufacturing of its products and it is possible that any of its supplier relationships could be interrupted or terminated in the future.  Any sustained interruption in the Company’s receipt of adequate supplies could have a material adverse effect on the Company.  In addition, while the Company has a process to minimize volatility in component and material pricing, no assurance can be given that the Company will be able to successfully manage price fluctuations due to market demand, currency risks, or material shortages, or that future price fluctuations will not have a material adverse effect on the Company.

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

3M COMPANY

FORM 10-Q

For the Quarterly Period Ended September 30, 2004

PART II.  Other Information

Item 1. Legal Proceedings.

A description of the significant legal proceedings in which the company is involved, both in general and with respect to specific matters, is contained in the company’s Annual Report on Form 10-K for the period ended December 31, 2003, and the Company’s Quarterly Reports on Form 10-Q for the periods ended March 31, 2004 and June 30, 2004 (collectively the “Reports”). This section describes significant developments since the preparation of the Reports and should be read with reference to them. Unless specifically indicated, all previously reported matters remain pending.

Antitrust Litigation

As previously reported, following the LePage’s verdict and appellate ruling, certain direct and indirect tape purchasers filed seven purported class actions against the Company in various state and federal courts in California, Florida, Tennessee, New Jersey and Pennsylvania. During the third quarter the New Jersey court dismissed the action brought in that court.  Also during the quarter and in October of 2004, certain alleged indirect tape purchasers filed four additional purported class actions against the Company in Wisconsin, California, Tennessee, and Kansas and an alleged direct tape purchaser filed an individual action in the federal court in Philadelphia where, as previously disclosed, a purported class action has been pending. In August 2004, that court certified a class consisting of all 3M customers who directly bought transparent and invisible tape (but not private label tape) from October 1998 to the present. In September 2004, an alleged direct purchaser filed a motion to intervene in the Philadelphia class action on behalf of a purported class of customers (branded and private label tape purchasers) excluded from the August class certification order. The Company is opposing that motion, and continues to vigorously defend all such litigation.

Breast Implant Insurance Recovery and Related Litigation

The Company is engaged in legal proceedings to effectuate the previously disclosed Minnesota Supreme Court ruling favorable to the Company concerning receipt of insurance.  The trial court has not yet ruled on the insurers’ motion for partial relief from paying portions of the amounts the Company believes are due under the Minnesota Supreme Court decision. The Company has reached agreements concerning amounts due with six of the twenty-nine insurers pursuant to which the Company received about $32 million in addition to the $11 million it previously reported receiving in July 2004. The amounts received from these settlements are consistent with the Company’s overall expectation of recovery as a result of the Minnesota Supreme Court’s ruling.  In addition, the Company’s captive insurer collected reinsurance of $3.9 million under reinsurance policies for the same liability.

The Company and other co-defendants have settled the previously reported lawsuit by the United States seeking reimbursement of the cost of medical treatment under Medicare provided to certain woman with breast implants.  The company’s share of the settlement is approximately $2 million.

Respirator Mask/Asbestos Litigation

As of September 30, 2004, the Company is a named defendant, typically with multiple co-defendants, in numerous lawsuits in various courts that purport to assert claims by approximately 88,845 individual claimants and has accrued liabilities of $226 million and receivables for the probable amount of insurance recoveries of $444 million related to this litigation.  Such accruals are subject to the various factors previously disclosed.

On August 25, 2004, the Company won a defense verdict from a jury in state court in Jefferson County, Texas.  The jury found the Company had no liability whatever to the plaintiff who claimed he had silicosis and sought to recover damages from the company arising from his alleged illness, which he claimed to have contracted from occupational exposure to silica despite his purported use of the company’s respirator mask equipment at various times.  The jury rejected each of the plaintiff’s theories of liability against the company.  With this victory in Jefferson County, the Company has prevailed in six of the seven cases taken to trial. The Company expects the appeal of the one adverse jury verdict rendered in Holmes, County, Mississippi will be heard in that state’s Supreme Court in December 2004.

Commercial Matter

The Company received $30 million under the terms of a settlement agreement that resolved the previously reported dispute with Corning Incorporated for breach of certain representations and warranties contained in the Stock Purchase Agreement between 3M and Corning Incorporated for the acquisition of Corning Precision Lens, Inc.

Environmental Matters and Litigation

The Company has been voluntarily cooperating with ongoing reviews by state, federal (primarily the United States Environmental Protection Agency (EPA)) and international agencies of possible environmental and health effects of perfluorooctanyl chemistry as to which the Company announced a phase-out of production in May 2000. On October 2, 2004, a Canadian regulatory agency, Environment Canada, issued a draft report proposing to regulate the same perfluorooctanyl compound whose manufacture and use the EPA brought under regulation in March 2002 on the ground that it could be harmful to the environment.  Another Canadian agency, Health Canada, issued a separate draft report at the same time concluding that exposures to that compound do not pose a risk to human health in that country. Regulatory evaluation activities also continue in the European Union and some of its member countries as to the same perfluorooctanyl compound. These activities include gathering of exposure and use information, preliminary risk assessment, and examination of regulatory approaches.

On September 10, 2004, three residents of Morgan County, Alabama filed a purported class action lawsuit involving perfluorooctanyl chemistry in the Circuit Court of Morgan County.  The lawsuit seeks unstated compensatory and punitive damages and alleges that the plaintiffs suffered damage to their property from emissions of perfluorooctanyl compounds from the company’s Decatur, Alabama manufacturing facility that formerly manufactured those compounds.  The purported class appears to be included in the previously reported class action that was filed in the same court in the spring of 2003. On October 8, 2004, two residents of Washington County, Minnesota filed a purported class action in the District Court of Washington County on behalf of Washington county residents whose property has allegedly been harmed by perfluorooctanyl compounds and who have allegedly suffered personal injury from such compounds from the Company’s Cottage Grove, Minnesota production facility that formerly manufactured those compounds and other of its facilities nearby.  The lawsuit seeks unspecified damages in excess of $50,000 per plaintiff and class member.  The Company plans to vigorously defend these lawsuits.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)    No matters require disclosure.

(b)    No matters require disclosure.

(c)  Issuer Purchases of Equity Securities

Repurchases of common stock are made to support the Company’s stock-based employee compensation plans and for other corporate purposes.  On November 10, 2003, the Board of Directors authorized the purchase of up to $1.5 billion of the Company’s common stock between January 1, 2004 and December 31, 2004.

Issuer Purchases of Equity
Securities (registered pursuant to
Section 12 of the Exchange Act)

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (Millions)
January 1-31, 2004	1,967,130	$82.57	1,742,100	$1,356
February 1-29, 2004	2,079,179	79.41	2,059,000	1,193
March 1-31, 2004	1,406,826	78.45	1,288,700	1,092
Total January 1 - March 31, 2004	5,453,135	$80.30	5,089,800	$1,092
April 1-30, 2004	1,435,523	$86.29	1,257,000	$983
May 1-31, 2004	1,530,309	84.30	1,320,500	872
June 1-30, 2004	1,168,954	86.85	1,109,000	776
Total April 1 - June 30, 2004	4,134,786	$85.71	3,686,500	$776
July 1-31, 2004	785,977	$83.19	745,000	$714
August 1-31, 2004	3,330,062	80.13	3,256,200	453
September 1-30, 2004	1,364,818	81.23	1,344,500	344
Total July 1 - September 30, 2004	5,480,857	$80.85	5,345,700	$344

Total January 1 - September 30, 2004	15,068,778	$81.98	14,122,000	$344

(1) The total number of shares purchased includes: (i) shares purchased under the Board’s $1.5 billion authorization described above, and (ii) shares purchased in connection with the exercise of stock options and a small number of shares purchased from individuals (which combined totaled 225,030 shares in January 2004, 20,179 shares in February 2004, 118,126 shares in March 2004, 178,523 shares in April 2004, 209,809 shares in May 2004, 59,954 shares in June 2004, 40,977 shares in July 2004, 73,862 shares in August 2004, and 20,318 shares in September 2004).

Item 3. Defaults Upon Senior Securities. — No matters require disclosure.

Item 4. Submission of Matters to a Vote of Security Holders. — No matters require disclosure.

Item 5. Other Information. — No matters require disclosure.

Item 6. Exhibits.

Exhibits.  These exhibits are either incorporated by reference into this report or filed with this report as indicated below. Exhibit numbers 10.1 through 10.14 are management contracts or compensatory plans or arrangements.

Index to Exhibits:

(3)           Articles of Incorporation and by-laws

(3.1)    Certificate of incorporation, as amended as of May 12, 2004, is incorporated by reference from the Form 10-Q for the quarter ended June 30, 2004.

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

Date:  November 1, 2004

By	/s/ Patrick D. Campbell
Patrick D. Campbell,
Senior Vice President and Chief Financial Officer

(Mr. Campbell is the Principal Financial Officer and has
been duly authorized to sign on behalf of the Registrant.)