Form 10-K
period 2004-12-31
3M CO
filed 2005-02-24
CIK 66740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒.  No ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes  ☒.  No ☐.

The aggregate market value of voting stock held by nonaffiliates of the Registrant, computed by reference to the closing price and shares outstanding, was approximately $65.2 billion as of January 31, 2005 (approximately $70.5 billion as of June 30, 2004, the last business day of the Registrant’s most recently completed second quarter).

Shares of common stock outstanding at January 31, 2005: 772,422,684.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Company’s definitive proxy statement (to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year end of December 31, 2004) for its annual meeting to be held on May 10, 2005, are incorporated by reference in this Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

This document (excluding exhibits) contains 78 pages.

The table of contents is set forth on page 2.

The exhibit index begins on page 76.

3M COMPANY

FORM 10-K

For the Year Ended December 31, 2004

3M COMPANY

FORM 10-K

For the Year Ended December 31, 2004

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

General

3M is a diversified technology company with a global presence in the following markets: health care; industrial; display and graphics; consumer and office; safety, security and protection services; electronics and telecommunications; and transportation. 3M is among the leading manufacturers of products for many of the markets it serves. Most 3M products involve expertise in product development, manufacturing and marketing, and are subject to competition from products manufactured and sold by other technologically oriented companies.

At December 31, 2004, the Company employed 67,071 people, with 32,648 employed in the United States and 34,423 employed internationally.

Business Segments

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

Effective January 1, 2005, as part of the continuing effort to drive growth by aligning businesses around markets and customers, the Electronics Markets Materials Division and certain high temperature and display tapes (2004 sales of approximately $350 million) within the Industrial Business transferred to the Electro and Communications Business, and the converter markets product line (2004 sales of approximately $10 million) within the Transportation Business transferred to the Display and Graphics Business. Internal management reporting for these business segment transfers commenced January 1, 2005. Segment information for all periods presented will be reclassified in 2005 to reflect the new segment structure.

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

Major product lines include vinyl, polyester, foil and specialty industrial tapes and adhesives; Scotch® Masking Tape, Scotch® Filament Tape and Scotch® Packaging Tape; packaging equipment; 3M™ VHB™ Bonding Tapes; conductive, low surface energy, hot melt, spray and structural adhesives; reclosable fasteners; label materials for durable goods; and coated, nonwoven and microstructured surface finishing and grinding abrasives for the industrial market. Other products include fluoroelastomers for seals, tubes and gaskets in engines; engineering fluids; and high-performance fluids used in the manufacture of computer chips, and for electronics cooling and lubricating of computer hard disk drives. In early 2003, 3M acquired 100% of the common shares of Solvay Fluoropolymers, with manufacturing facilities located in Decatur, Alabama. In early 2004, 3M purchased HighJump Software, Inc., a U.S. company that provides supply chain execution software and solutions.

Display and Graphics Business: The Display and Graphics segment serves markets that include electronic display, touch screen, traffic safety and commercial graphics. This segment includes optical film and lens solutions for electronic displays; touch screens and touch monitors; reflective sheeting for transportation safety; and commercial graphics systems.

Optical products include display enhancement films for electronic displays, lens systems for projection televisions, and touch screens and touch monitors. In December 2002, 3M acquired Corning Precision Lens, Inc., a manufacturer of lens systems for projection televisions. This acquisition is part of the optical systems product line. In traffic safety systems, 3M provides reflective sheetings used on highway signs, vehicle license plates, construction workzone devices, trucks and other vehicles, and also provides pavement marking systems. 3M’s Intelligent Transportation Systems (ITS) include emergency response and transit signal priority systems, traffic monitoring systems, and driver feedback signs. Major commercial graphic products include equipment, films, inks and related products used to produce graphics for vehicles and signs. In the fourth quarter of 2004, 3M announced the phase out of its commercial videotape business.

Consumer and Office Business: The Consumer and Office segment serves markets that include consumer retail, office retail, education, home improvement, building maintenance and other markets. Products in this segment include office supply products, stationery products, construction and home improvement/home care products, protective material products, and visual systems products.

Major consumer and office products include Scotch®  brand products like Scotch® Magic™ Tape, Scotch® Glue Stick and Scotch® Cushioned Mailer; Post-it® Note products, such as Post-it® Flags, Post-it® Memo Pads, Post-it® Labels, and Post-it® Pop-up Notes and Dispensers; home care products, including Scotch-Brite® Scour Pads, Scotch-Brite® Scrub Sponges, Scotch-Brite® Microfiber Cloth products, O-Cel-O™ Sponges and Scotchgard™ Fabric Protectors; home improvement products, including surface-preparation and wood-finishing materials; Filtrete™ Filters for furnaces and air conditioners; Command™ Adhesive products; and 3M™ Nexcare™ Adhesive Bandages. Visual communication products serve the world’s office and education markets with overhead projectors and transparency films, plus equipment and materials for electronic and multimedia presentations.

Safety, Security and Protection Services Business: The Safety, Security and Protection Services segment serves a broad range of markets that strive to increase the safety, security and productivity of workers, facilities and systems.

Major product offerings include personal protection products, safety and security products, energy control products, cleaning and protection products for commercial establishments, and roofing granules for asphalt shingles.

This segment’s products include maintenance-free and reusable respirators, electronic surveillance products, films that protect against counterfeiting, and reflective materials that are widely used on apparel, footwear and accessories, enhancing visibility in low-light situations. Other products include theft protection systems for libraries and library patron self-checkout systems; spill-control sorbents; Thinsulate™ Insulation and Thinsulate™ Lite Loft™ Insulation; 3M™ Scotchtint™ Window Film for buildings; 3M™ Scotchshield™ Ultra Safety and Security Film for property; nonwoven abrasive materials for floor maintenance and commercial cleaning; floor matting; and natural and color-coated mineral granules for asphalt shingles. In March 2004, 3M completed the acquisition of Hornell Holding AB, a global supplier of personal protective equipment.

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

Major electronic and electrical products include packaging and interconnection devices; insulating materials, including pressure-sensitive tapes and resins; and related items. 3M™ Flexible Circuits use electronic packaging and interconnection technology, providing more connections in less space, and are used in ink-jet print cartridges, cell phones and electronic devices. This segment serves the world’s telecommunications companies with a wide array of products for fiber-optic and copper-based telecommunications systems.

Transportation Business: The Transportation segment serves markets that include automotive, automotive aftermarket, marine, aerospace and specialty vehicle markets. This segment provides components and products that are used in the manufacture, repair and maintenance of automotive, marine, aircraft and specialty vehicles.

Major product categories include insulation components, including components for catalytic converters; functional and decorative graphics; abrasion-resistant films; masking tapes; fasteners and tapes for attaching nameplates, trim, moldings, interior panels and carpeting; coated, nonwoven and microstructured finishing and grinding abrasives; structural adhesives; and other specialty materials. This segment also provides paint finishing and detailing products, including a complete system of cleaners, dressings, polishes, waxes and other products.

Distribution

3M products are sold through numerous distribution channels. Products are sold directly to users and through numerous wholesalers, retailers, jobbers, distributors and dealers in a wide variety of trades in many countries around the world. Management believes the confidence of wholesalers, retailers, jobbers, distributors and dealers in 3M and its products, developed through long association with skilled marketing and sales representatives, has contributed significantly to 3M’s position in the marketplace and to its growth. 3M has 189 sales offices worldwide, with 15 in the United States and 174 internationally.

Research, Patents and Raw Materials

Research and product development constitute an important part of 3M’s activities. Products resulting from research and development have been a major driver of 3M’s growth. Research, development and related expenses totaled $1.143 billion in 2004, $1.102 billion in 2003 and $1.070 billion in 2002. Research and development, covering basic scientific research and the application of scientific advances to the development of new and improved products and their uses, totaled $759 million in 2004, $749 million in 2003 and $738 million in 2002. Related expenses primarily include technical support provided to customers for existing products by 3M laboratories.

3M realigned its research and development efforts in 2003. This realignment was designed to develop technologies needed for the future, to more closely align technical resources with business priorities, and to shorten the distance between research and development and 3M’s customers. 3M established a single global Corporate Research Laboratory, which brings together more than 600 researchers focused on technology building while also freeing up approximately 400 other 3M technical people to directly support the growth of 3M business units.

The Company’s products are sold around the world under various trademarks that are important to the Company. The Company also owns, or holds licenses to use, numerous U.S. and foreign patents. The Company’s research and development activities continuously generate new inventions that are covered by patents. Patents applicable to specific products extend for varying periods according to the date of patent application filing or patent grant and the legal term of patents in the various countries where patent protection is obtained. The actual protection afforded by a patent, which can vary from country to country, depends upon the type of patent, the scope of its coverage and the availability of legal remedies in the country. The Company believes that its patents provide an important competitive advantage in many of its businesses. In general, no single patent or group of related patents is in itself essential to the Company as a whole or to any of the Company’s business segments. The importance of patents in the Health Care and Display and Graphics segments is described in “Performance by Business Segment” – “Health Care Business” and “Display and Graphics Business” in Part II, Item 7, of this Form 10-K.

In 2004, the Company experienced both price increases and supply limitations affecting several oil-derived raw materials, but to date the Company is receiving sufficient quantities of such materials to meet its reasonably foreseeable production requirements. It is impossible to predict future shortages of raw materials or the impact any such shortages would have.

Environmental Law Compliance

3M’s manufacturing operations are affected by national, state and local environmental laws around the world. 3M has made, and plans to continue making, necessary expenditures for compliance with applicable laws. 3M is also involved in remediation actions relating to environmental matters from past operations at certain sites (refer to Part I, Item 3, Legal Proceedings).

Environmental expenditures relating to existing conditions caused by past operations that do not contribute to current or future revenues are expensed. Environmental expenditures for capital projects that contribute to current or future operations generally are capitalized and depreciated over their estimated useful lives.

In 2004, 3M expended about $17 million for capital projects related to protecting the environment. The comparable amount in 2003 was about $40 million. These amounts exclude expenditures for remediation actions relating to existing matters caused by past operations. Capital expenditures for environmental purposes have included pollution control devices – such as wastewater treatment plant improvements, scrubbers, containment structures, solvent recovery units and thermal oxidizers – at new and existing facilities constructed or upgraded in the normal course of business. Consistent with the Company’s policies stressing environmental responsibility, average annual capital expenditures (other than for remediation projects) are presently expected to be about $23 million over the next two years for new or expanded programs to build facilities or modify manufacturing processes to minimize waste and reduce emissions.

While the Company cannot predict with certainty the future costs of such cleanup activities, capital expenditures or operating costs for environmental compliance, the Company does not believe they will have a material effect on its capital expenditures, earnings or competitive position.

Executive Officers

Following is a list of the executive officers of 3M, their ages, present positions, the years elected to their present positions and other positions held during the past five years. No family relationships exist among any of the executive officers named, nor is there any arrangement or understanding pursuant to which any person was selected as an officer.

Name	Age	Present Position	Year Elected to Present Position	Other Positions Held During 2000-2005

W. James McNerney, Jr.	55	Chairman of the Board and Chief Executive Officer	2001	President and CEO, General Electric Aircraft Engines, Cincinnati, Ohio, 1997-2000

Patrick D. Campbell	52	Senior Vice President and Chief Financial Officer	2002	Vice President, Finance, General Motors Europe, Zurich, Switzerland, 2001-2002 Executive Director, Investor Relations and Worldwide Benchmarking, General Motors, Detroit, Michigan, 2000-2001

M. Kay Grenz	58	Senior Vice President, Human Resources	2003	Vice President, Human Resources, 1998-2003

Joe E. Harlan	45	Executive Vice President, Electro and Communications Business	2004

President and Chairman of the Board, Sumitomo 3M Limited, 2003-2004

Executive Vice President, Sumitomo 3M Limited, 2002-2003

Staff Vice President, Financial Planning and Analysis, 2001-2002

Vice President and Chief Financial Officer, General Electric Lighting, 1999-2001

Jay V. Ihlenfeld	53	Senior Vice President, Research and Development	2003	Vice President, Research and Development, 2002-2003 Executive Vice President, Sumitomo 3M Limited, 2001-2002 Division Vice President, Performance Materials Division, 1999-2001

Steven J. Landwehr	57	Executive Vice President, Transportation Business	2002	Division Vice President, Automotive Aftermarket Division, 1999-2002

Jean Lobey	52	Executive Vice President, Safety, Security and Protection Services Business	2005

Managing Director, 3M Brazil, 2003-2004

Executive Director, Six Sigma, Europe and Middle East, 2001-2003

Regional Managing Director, Central Europe Marketing Subsidiaries Region, 2000-2001

Managing Director, Consumer and Office Markets, Europe, 1996-2000

Robert D. MacDonald	54	Senior Vice President, Marketing and Sales	2004	Division Vice President, Automotive Aftermarket Division, 2002-2004 Managing Director, 3M Italy, 1999-2002

James T. Mahan	58	Senior Vice President, Engineering, Manufacturing and Logistics	2003

Division Vice President, Industrial Adhesives and Tapes Division, 2002-2003

Division Vice President, Engineered Adhesives Division, 2001-2002

Division Vice President, Bonding Systems Division, 1999-2001

Moe S. Nozari	62	Executive Vice President, Consumer and Office Business	2002	Executive Vice President, Consumer and Office Markets, 1999-2002

Name	Age	Present Position	Year Elected to Present Position	Other Positions Held During 2000-2005

Frederick J. Palensky	55	Executive Vice President, Enterprise Services	2005

Executive Vice President, Safety, Security and Protection Services Business, 2002-2004

Executive Vice President, Specialty Material Markets and Corporate Services, 2001-2002

Vice President and General Manager 3M ESPE, 2001

Division Vice President, Dental Products Division, 1997-2001

Brad T. Sauer	45	Executive Vice President, Health Care Business	2004	Executive Vice President, Electro and Communications Business, 2002-2004 Executive Director, Six Sigma, 2001-2002 Managing Director, 3M Korea Ltd., 1999-2001

James B. Stake	52	Executive Vice President, Display and Graphics Business	2002

Division Vice President, Industrial Tape and Specialties Division; and Vice President, Marketing, Industrial Markets, 2002

Division Vice President, Industrial Tape and Specialties Division, 2000-2002

Division Vice President, Packaging Systems Division, 1999-2000

Inge G. Thulin	51	Executive Vice President, International Operations	2004

Vice President, Asia Pacific and Executive Vice President, International Operations,
2003-2004

Vice President, Europe and Middle East,
2002-2003

Division Vice President, Skin Health Division, 2000-2002

General Manager, Skin Health Division,
1999-2000

Harold J. Wiens	58	Executive Vice President, Industrial Business	2002	Executive Vice President, Industrial Markets, 1999-2002

Richard F. Ziegler	55	Senior Vice President, Legal Affairs and General Counsel	2003	Partner, Cleary, Gottlieb, Steen & Hamilton, 1983-2002

Item 2. Properties.

3M’s general offices, corporate research laboratories, and certain division laboratories are located in St. Paul, Minnesota. In the United States, 3M has 15 sales offices in 12 states and operates 58 manufacturing facilities in 22 states. Internationally, 3M has 174 sales offices. The Company operates 74 manufacturing and converting facilities in 29 countries outside the United States.

3M owns substantially all of its physical properties. 3M’s physical facilities are highly suitable for the purposes for which they were designed. Because 3M is a global enterprise characterized by substantial intersegment cooperation, properties are often used by multiple business segments.

Item 3. Legal Proceedings.

The Company and some of its subsidiaries are involved in numerous claims and lawsuits, principally in the United States, and regulatory proceedings worldwide. These include various products liability (involving products that the Company now or formerly manufactured and sold), intellectual property, and commercial claims and lawsuits, including those brought under the antitrust laws, and environmental proceedings. The following sections first describe the significant legal proceedings in which the Company is involved, and then describe the liabilities and associated insurance receivables the Company has accrued relating to its significant legal proceedings. Unless otherwise stated, the Company is vigorously defending all such litigation.

Antitrust Litigation

As previously reported, LePage’s Inc., a transparent tape competitor of 3M, filed a lawsuit against the Company in June 1997 alleging that certain marketing practices of the Company constituted unlawful monopolization under the antitrust laws. As a result of an appeals court ruling, 3M recorded a charge of $93 million (pre-tax) in the first quarter of 2003. On June 30, 2004, the Supreme Court denied 3M’s petition to review the appeals court ruling, which concluded the LePage’s lawsuit against 3M. The Company paid LePage’s $96.5 million for the judgment, interest and attorneys’ fees on July 2, 2004.

Following the LePage’s verdict and appellate rulings, certain direct and indirect tape purchasers filed multiple purported class actions  and one individual action against the Company in various state and federal courts. Twelve putative class actions brought on behalf of indirect purchasers of tape are now pending in California, Pennsylvania, Florida, Tennessee, Wisconsin, Kansas, South Carolina, New Mexico, and Iowa, and two brought on behalf of direct purchasers are pending in the federal court in Philadelphia (some of the pending actions were filed in the fourth quarter of 2004 and one was filed in January 2005). These cases allege that the Company competed unfairly and unlawfully monopolized alleged markets for transparent tape, and they seek to recover on behalf of variously defined classes of direct and indirect purchasers damages in the form of price overcharges the Company allegedly charged for these products. In the case in federal court in California in which the lower court had previously granted the Company’s motion for summary judgment, the Ninth Circuit Court of Appeals granted the parties’ joint request to hold the plaintiffs’ appeal of the summary judgment ruling in abeyance pending settlement discussions.

3M has reached a proposed settlement in February 2005 with all named plaintiffs in the 12 indirect purchaser antitrust putative class actions pending against the Company in the various state courts noted above and in the California federal court.  If an agreement is executed by the parties and receives federal court approval and all conditions in the agreement are satisfied, the settlement would terminate all 12 actions and release the claims of class members nationwide. The amount of the proposed settlement is not material to 3M. The proposed settlement does not affect the class and individual actions brought by direct purchasers of 3M transparent tape that are pending in a federal court in Pennsylvania and does not constitute any admission of liability by the Company.

Pretrial proceedings continue in the direct purchaser class action pending in the federal court in Philadelphia. In August 2004, that court certified a class consisting of all 3M customers who directly bought transparent and invisible tape (but not private label tape) from October 1998 to the present. Thereafter, two additional lawsuits were filed against the Company by alleged direct tape purchasers in the federal court in Philadelphia. In one, the plaintiff opted out of the class described above and filed an individual lawsuit in September 2004. In the other, the plaintiff filed a purported class action in December 2004 on behalf of customers (private label tape purchasers) excluded from the August class certification order; the Company has moved to dismiss that action as untimely and on other grounds.

Breast Implant Litigation

The Company and certain other companies were named as defendants in a number of claims and lawsuits alleging damages for personal injuries of various types resulting from breast implants formerly manufactured by the Company or a related company. The vast majority of claims against the Company have been resolved. The Company does not consider its remaining probable liability to be material. Information concerning the associated insurance receivable and legal proceedings related to it follows in the paragraph entitled Breast Implant Insurance Receivables.

Respirator Mask/Asbestos Litigation

For more than 25 years, the Company has defended and resolved the claims of over 340,000 individual claimants alleging injuries from occupational dust exposures. As of December 31, 2004, the Company is a named defendant, with multiple co-defendants, in numerous lawsuits in various courts that purport to represent approximately 76,600 individual claimants, a decrease from the approximately 88,700 individual claimants with actions pending at December 31, 2003.

The vast majority of the lawsuits and claims resolved by and currently pending against the Company allege use of some of the Company’s mask and respirator products and seek damages from the Company and other defendants for alleged personal injury from workplace exposures to asbestos, silica, coal or other occupational dusts, found in products manufactured by other defendants or generally in the workplace. The remaining claimants generally allege personal injury from occupational exposure to asbestos from products previously manufactured by the Company, which are often unspecified, and by other defendants, or occasionally at Company premises.

In many of these lawsuits and claims, the Company is named as a defendant with multiple co-defendants where no product the Company manufactured is involved or where the Company is ultimately determined not to have manufactured the products identified by the plaintiffs. The Company’s vigorous defense of this litigation has resulted in: (i) dismissals of many lawsuits without any payment by the Company; (ii) an average settlement value of less than $1,000 per claimant for all of the claims and lawsuits that the Company has resolved, including those dismissed without payment; and (iii) jury verdicts for the Company in six of the seven cases tried to verdict, and an appellate reversal of the one jury verdict adverse to the Company.

On January 20, 2005, the Mississippi Supreme Court reversed the $22.5 million jury verdict adverse to the Company that was returned in Holmes County, Mississippi, in 2001. The Supreme Court ruled, in part, that the plaintiffs failed to prove any claim against the Company’s respiratory products and in effect that the trial judge should not have submitted the case to the jury in the first place. The Mississippi Supreme Court’s decision is final and terminates the claims of the plaintiffs against the Company. It will not affect 3M’s earnings or reserves. On February 3, 2005, the plaintiffs filed a petition for rehearing with the Mississippi Supreme Court to which the Company opposed.

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

Plaintiffs have asserted specific dollar claims for damages in approximately 57% of the 10,967 lawsuits that were pending against the Company at the end of 2004 in all jurisdictions. A majority of states restrict or prohibit specifying damages in tort cases such as these, and most of the remaining jurisdictions do not require such specification. In those cases in which plaintiffs choose to assert specific dollar amounts in their complaints, brought in states that permit such pleading, the amounts claimed are typically not meaningful as an indicator of the Company’s potential liability. This is because (a) the amounts claimed typically bear no relation to the extent of the plaintiff’s injury, if any; (b) the complaints nearly always assert claims against multiple defendants, with the typical complaint asserting claims against more than 50 different defendants, the damages alleged are not attributed to individual defendants, and a defendant’s share of liability may turn on the law of joint and several liability, which can vary by state, and by the amount of fault a jury allocates to each defendant if a case is ultimately tried before a jury; (c) many cases are filed against the Company even though the plaintiffs did not use any of the Company’s products and, ultimately, are withdrawn or dismissed without any payment; and (d) many cases are brought on behalf of plaintiffs who have not suffered any medical injury, and, ultimately, are resolved without any payment or a payment that is a small fraction of the damages initially claimed. Of the 6,248 pending cases in which purported damage amounts are specified in the complaints, 5,383 cases involve claims of $100,000 or less (two of these cases also allege punitive damages of $10,000 and $75,000 respectively), 215 cases involve claims between $100,000 and $3 million (83 of these cases also each allege punitive damages of $250,000, one of them also alleges punitive damages of $1 million, 46 of them also each allege punitive damages of $1.5 million, 72 of them each allege punitive damages of $2 million, and one of them also alleges punitive damages of $3 million), 62 cases involve claims of $7.5 million, one case has claims of $8.7 million and alleges punitive damages of $5 million, 519 cases involve claims of $10 million (one of these cases also alleges punitive damages of $350,000, and 446 of them also each allege $10 million in punitive damages), 16 cases involve claims of $15 million (14 of these cases also each allege $15 million in punitive damages), 50 cases involve claims of $20 million (all of which also allege an equal amount in punitive damages), and two cases involve claims of $50 million (one of which also alleges punitive damages of $50 million). Some complaints allege that the compensatory and punitive damages are at least the amounts specified. As previously stated, the Company has more than 25 years of experience in defending litigation of this type, has resolved the claims of over 340,000 individuals with a cumulative average settlement amount of less than $1,000 per claimant, and based on this experience and for the other reasons cited, believes that the damage amounts specified in complaints are not a meaningful factor in any assessment of the Company’s potential liability.

The State of West Virginia, through its Attorney General, filed a complaint in 2003 against the Company and two other manufacturers of respiratory protection products in the Circuit Court of Lincoln County, West Virginia. The complaint seeks substantial, but unspecified, compensatory damages primarily for reimbursement of the costs allegedly incurred by the State for worker’s compensation and healthcare benefits provided to more than 20,000 current or former miners allegedly suffering from silicosis and/or coal miner’s pneumoconiosis (“Black Lung disease”). The complaint also seeks unquantified punitive damages. On January 25, 2005, the federal court to which the Company and the co-defendants removed the case granted the State of West Virginia’s motion to remand the case to the state court where the case was originally filed. The Company and the co-defendants have filed a motion to dismiss the case.

Employment Litigation

On December 21, 2004, one current and one former employee of the Company filed a purported class action in the District Court of Ramsey County, Minnesota, seeking to represent a class of all salaried employees employed by 3M in Minnesota below a certain salary grade who were age 46 or older at any time during the applicable period to be determined by the Court. The complaint alleges the plaintiffs suffered various forms of employment discrimination on the basis of age in violation of the Minnesota Human Rights Act and seeks unspecified injunctive relief, and compensatory and punitive damages in excess of $50,000 per plaintiff and class member.

Environmental Matters and Litigation

The Company’s operations are subject to environmental laws and regulations enforceable by national, state and local authorities around the world, and private parties in the United States and abroad, including those pertaining to air emissions, wastewater discharges, toxic substances, and the handling and disposal of solid and hazardous wastes. These laws and regulations provide, under certain circumstances, a basis for the remediation of contamination, as well as personal injury and property damage claims. The Company has incurred, and will continue to incur, costs and capital expenditures in complying with these laws and regulations, defending personal injury and property damage claims, and modifying its business operations in light of its environmental responsibilities. In its effort to satisfy its environmental responsibilities and comply with environmental laws and regulations, the Company has established, and periodically updates, policies relating to environmental standards of performance for its operations worldwide.

Remediation: Under certain environmental laws, including the United States Comprehensive Environmental Response, Compensation and Liability Act of 1980 and similar state laws, the Company may be jointly and severally liable, typically with other companies, for the costs of environmental contamination at current or former facilities and at off-site locations. The Company has identified numerous locations, most of which are in the United States, at which it may have some liability. Please refer to the following section, “Accrued Liabilities and Insurance Receivables Related to Legal Proceedings” for more information on this subject.

Regulatory Activities: The Company has been voluntarily cooperating with ongoing reviews by local, state, national (primarily the U.S. Environmental Protection Agency (EPA)), and international agencies of possible environmental and health effects of perfluorooctanyl compounds (perflurooctanoic acid or “PFOA” and perfluorooctane sulfonate or “PFOS”). As a result of its phase-out decision in May 2000, the Company no longer manufactures perfluorooctanyl compounds except that a subsidiary recycles PFOA for its manufacturing operations.

The previously disclosed EPA consent order negotiating process to obtain additional information to enable the EPA to further develop a human health risk assessment and identify routes of exposure concerning PFOA is in progress. The EPA signed a Memorandum of Understanding with the Company and Dyneon LLC, a subsidiary of the Company, on October 25, 2004, under which the Company is monitoring at and around the Company’s manufacturing facility in Decatur, Alabama the potential presence of PFOA.

On January 12, 2005, the EPA issued a draft risk assessment for PFOA and submitted it for review to a Science Advisory Board that the EPA empanelled. The EPA document expresses the EPA’s preliminary assessment in terms of the margin of exposure between the levels of that compound that cause adverse health effects in laboratory animals and the levels found in human blood sera in the U.S. population.

On October 2, 2004, a Canadian regulatory agency, Health Canada, issued a draft report concluding that exposures to PFOS do not pose a risk to human health in that country. Another Canadian agency, Environment Canada, issued a separate draft report at the same time proposing to regulate PFOS on the ground that it could be harmful to the environment. The Company has submitted comments on each draft report.

Regulatory evaluation activities continue in the European Union (including some of its member countries), other countries and certain international bodies as to PFOA and/or PFOS. These activities include gathering of exposure and use information, preliminary risk assessment, and examination of regulatory approaches.

The Company, in cooperation with local and state agencies, tested groundwater beneath two former waste disposal sites in Washington County, Minnesota, used many years ago by the Company to dispose of waste containing perfluorooctanyl compounds. The test results show that water from municipal wells near the former disposal sites contain low levels of perfluorooctanyl compounds (PFOS and PFOA) that the Minnesota Department of Health does not currently consider to pose a health risk. Additional testing will be conducted and the Company expects to assist the government authorities in addressing such circumstances as appropriate.

The Company has completed the self-audit it agreed with the EPA in June 1999 to undertake concerning its compliance with the Toxic Substances Control Act (TSCA) that included the TSCA Section 8(e) reporting requirement as applied to studies on perfluorooctanyl chemistry and other products. Based on communications with EPA, the Company understands that EPA is presently evaluating the results of this self-audit pursuant to the agreement, which provides for stipulated monetary penalties.

The Company markets its newly reformulated Scotchgard™ Products, which replace previous versions, pursuant to a consent agreement with the EPA that requires extensive health and environmental effects testing of the base chemistry underlying such products, most of which has been completed. The EPA has not yet issued the anticipated hazard assessment of that health and environmental effects testing for the reformulated Scotchgard™ Products.

The Company cannot predict what regulatory actions arising from the foregoing proceedings and activities, if any, may be taken regarding such compounds or the consequences of any such actions.

Litigation: A purported class action lawsuit involving perfluorooctanyl chemistry that originally was filed in 2002 against the Company by a former employee in the Circuit Court of Morgan County, Alabama, remains pending. The lawsuit seeks unstated compensatory and punitive damages and alleges that the plaintiffs suffered fear, increased risk, and sub clinical injuries from exposure to perfluorooctanyl chemistry at or near the Company’s Decatur, Alabama, manufacturing facility. The complaint also alleges that the Company acted improperly with respect to disclosures to workers concerning such chemistry. The Company is awaiting a decision from the court on the Company’s motion to dismiss the complaint that was heard on December 10, 2003. The Company’s separate motion to dismiss the class action allegations is also pending. On September 10, 2004, three residents of Morgan County, Alabama, filed a purported class action lawsuit involving perfluorooctanyl chemistry in the Circuit Court of Morgan County. The lawsuit seeks unstated compensatory and punitive damages and alleges that the plaintiffs suffered damage to their property from emissions of perfluorooctanyl compounds from the Company’s Decatur, Alabama, manufacturing facility that formerly produced those compounds. The purported class appears to be included in the putative class action described above. On February 3, 2005, the judge granted the Company’s motion to abate the case, effectively putting the case on hold pending the outcome of the class certification decision in the action described above filed in the same court in 2002.

On October 8, 2004, two residents of Washington County, Minnesota, filed a purported class action in the District Court of Washington County on behalf of Washington county residents whose property has allegedly been harmed by perfluorooctanyl compounds and who have allegedly suffered personal injury from such compounds from the Company’s Cottage Grove, Minnesota, manufacturing facility that formerly produced those compounds and other of its facilities nearby. The lawsuit seeks unspecified damages in excess of $50,000 per plaintiff and class member.

Several hundred plaintiffs who claim to have lived in the vicinity of the ACME Barrel Company’s storage drum reconditioning facility in Chicago, Illinois, filed a lawsuit in the third quarter of 2003 in the Circuit Court of Cook County, Illinois, against 3M and a number of other companies that allegedly were customers of ACME Barrel. The complaint seeks unspecified damages for personal injuries and death allegedly caused by the plaintiffs’ exposure to chemicals migrating from ACME Barrel’s drum reconditioning operations. The plaintiffs also assert that a class should be certified on behalf of all persons similarly situated. A separate wrongful death lawsuit was filed in the Circuit Court of Cook County, Illinois, against 3M and a number of other companies on behalf of the estate and family of a person who worked at the Cook County Juvenile Detention Center in the vicinity of the ACME Barrel facility. The lawsuit alleges unspecified damages from personal injuries and death allegedly caused by exposure to chemicals migrating from ACME Barrel’s drum reconditioning operations.

Accrued Liabilities and Insurance Receivables Related to Legal Proceedings

The Company complies with the requirements of Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies”, and related guidance, and records liabilities for legal proceedings in those instances where it can reasonably estimate the amount of the loss and where liability is probable. Where the reasonable estimate of the probable loss is a range, the Company records the most likely estimate of the loss, or the low end of the range if there is no one best estimate. The Company either discloses the amount of a possible loss or range of loss in excess of established reserves if estimable, or states that such an estimate cannot be made. For those insured matters where the Company has taken a reserve, the Company also records receivables for the amount of insurance that it expects to recover under the Company’s insurance program. For those insured matters where the Company has not taken a reserve because the liability is not probable or the amount of the liability is not estimable, or both, but where the Company has incurred an expense in defending itself, the Company records receivables for the amount of insurance that it expects to recover for the expense incurred. The Company discloses significant legal proceedings even where liability is not probable or the amount of the liability is not estimable, or both, if the Company believes there is at least a reasonable possibility that a loss may be incurred.

Because litigation is subject to inherent uncertainties, and unfavorable rulings or developments could occur, there can be no certainty that the Company may not ultimately incur charges in excess of presently recorded liabilities. A future adverse ruling, settlement, or unfavorable development could result in future charges that could have a material adverse effect on the Company’s results of operations or cash flows in the period in which they are recorded. The Company currently believes that such future charges, if any, would not have a material adverse effect on the consolidated financial position of the Company, taking into account the significant available insurance coverage for products liability claims. Based on experience and developments, the Company periodically reexamines its estimates of probable liabilities and associated expenses and receivables, and whether it is able to estimate a liability previously determined to be not estimable and/or not probable. Where appropriate, the Company makes additions to or adjustments of its estimated liabilities. As a result, the current estimates of the potential impact on the Company’s consolidated financial position, results of operations and cash flows for the legal proceedings and claims pending against the Company could change in the future.

The Company estimates insurance receivables based on an analysis of its numerous policies, including their exclusions, pertinent case law interpreting comparable policies, its experience with similar claims, and assessment of the nature of the claim, and records an amount it has concluded is likely to be recovered.

The following table shows the major categories of claims for which the Company has been able to estimate its probable liability and for which the Company has taken reserves and the related insurance receivables:

At December 31 (Millions)	2004	2003	2002

Breast implant liabilities	$11	$13	$5
Breast implant receivables	$278	$338	$339

Respirator mask/asbestos liabilities	$248	$289	$161
Respirator mask/asbestos receivables	$464	$448	$264

Environmental remediation liabilities	$39	$41	$37
Environmental remediation receivables	$16	$16	$16

For those significant pending legal proceedings that do not appear in the table, the Company has determined that liability is not probable or the amount of the liability is not estimable, or both, and the Company is unable to estimate the possible loss or range of loss at this time.  The amounts in the preceding table with respect to breast implant and environmental remediation represent the Company’s best estimate of the respective liabilities.

Breast Implant Insurance Receivables: As of December 31, 2004, the Company had receivables for insurance recoveries related to the breast implant matter of $278 million, representing amounts covered by the Minnesota Supreme Court’s ruling of August, 2003, against the insurers but yet to be received (approximately $215 million) and other amounts that have been claimed from various reinsurers, the Minnesota Insurance Guaranty Association, and the estates of certain insolvent insurance carriers. The Company received about $50 million in 2004, offsetting a portion of the previously recorded receivable, pursuant to settlements with six insurers and one reinsurer that were consistent with the Company’s overall expectation of recovery as a result of the Minnesota

Supreme Court ruling. Various factors could affect the timing and amount of proceeds to be received under the balance of the Company’s various insurance policies, including (i) additional delays in or avoidance of payment by insurers; (ii) the extent to which insurers may become insolvent in the future, and (iii) the outcome of the pending legal proceedings involving the insurers, including the insurers’ pending motion for partial relief from the amount the Company believes is due under the Minnesota Supreme Court decision.

Respirator Mask/Asbestos Liabilities and Insurance Receivables: The Company estimates its respirator mask/asbestos liabilities, both the cost to resolve the claim and defense costs, by examining: (i) the Company’s experience in resolving claims, (ii) apparent trends, (iii) the apparent quality of newly-filed claims (e.g., the Company believes many of the recently filed claims have been asserted on behalf of asymptomatic claimants), (iv) changes in the nature and mix of claims (e.g., the proportion of claims asserting usage of the Company’s mask or respirator products and alleging exposure to each of asbestos, silica or other occupational dusts, and claims pleading use of asbestos-containing products allegedly manufactured by the Company), (v) the number of current claims and an assumption for projection of the number of future asbestos and other claims that may be filed against the Company, (vi) the cost to resolve recently settled claims, and (vii) an estimate of the cost to resolve and defend against current and future claims. Because of the inherent difficulty in projecting claims that have not yet been asserted, particularly with respect to the Company’s respiratory products that themselves did not contain any harmful materials (which makes the various published studies that purport to project future asbestos claims substantially removed from the Company’s principal experience and which themselves vary widely), the Company does not believe that there is any single best estimate of this liability, nor that it can reliably estimate the amount or range of amounts by which the liability may exceed the reserve the Company has established.

Developments may occur that could affect the Company’s estimate of its liabilities and associated expenses. These developments include, but are not limited to, significant changes in (i) the number of future claims, (ii) the average cost of resolving claims, (iii) the legal costs of defending these claims and in maintaining trial readiness, (iv) changes in the mix and nature of claims received, (v) trial and appellate outcomes, (vi) changes in the law and procedure applicable to these claims, and (vii) the financial viability of other co-defendants and insurers. Congress is currently considering legislation that would terminate essentially all litigation related to asbestos (but not other occupational dusts) in exchange for substantial annual payments by the defendant companies and their insurers and, accordingly, such legislation, if enacted, would bring considerable certainty to the assessment of the Company’s future asbestos-related liability; the Company supports such legislation in principle, although enactment of the proposed legislation could cause the Company to record substantial additional liabilities.

As a result of the caseload and the costs of aggressively defending itself, the Company made payments of $81 million in 2004 and increased its reserves in the fourth quarter of 2004 for the respirator mask/asbestos liabilities by $40 million to $248 million. No liability had been previously recorded regarding the now-reversed Mississippi jury verdict and no liability has been recorded regarding the pending action brought by the West Virginia Attorney General previously described.

As of December 31, 2004, the Company had receivables for insurance recoveries related to the respirator mask/asbestos litigation of $464 million. The Company increased its receivables in the fourth quarter of 2004 for insurance recoveries related to respirator mask/asbestos litigation by $20 million and received payments from insurers and one reinsurer of $4 million in the third quarter of 2004. While the Company has substantial remaining claims-made and occurrence (pre-1986) insurance coverage, as previously noted, this additional receivable represents a lower percentage of the additional liability than was the case with receivables recorded prior to 2004, primarily because of varying degrees of prior settlements at higher levels of the Company’s insurance coverage, insolvencies of certain insurers, uncertainties concerning the precise manner of assigning particular costs to specific policies, and the types of claims asserted. Various factors could affect the timing and amount of proceeds to be received under the Company’s various insurance policies, including (i) delays in or avoidance of payment by insurers; (ii) the extent to which insurers may become insolvent in the future, and (iii) the outcome of possible legal proceedings with respect to respirator mask/asbestos liability insurance coverage.

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

Environmental Remediation Liabilities and Insurance Receivables: As of December 31, 2004, the Company had recorded liabilities of $39 million for estimated environmental remediation costs based upon an evaluation of currently available facts with respect to each individual site and also recorded related insurance receivables of $16 million. The Company records liabilities for remediation costs on an undiscounted basis when they are probable and reasonably estimable, generally no later than the completion of feasibility studies or the Company’s commitment to a plan of action. Liabilities for estimated costs of environmental remediation, depending on the site, are based primarily upon internal or third-party environmental studies, and estimates as to the number, participation level and financial viability of any other potentially responsible parties, the extent of the contamination and the nature of required remedial actions. The Company adjusts recorded liabilities as further information develops or circumstances change. The Company expects that it will pay the amounts recorded over the periods of remediation for the applicable sites, currently ranging up to 30 years. Amounts expensed for environmental remediation activities were not material at these locations, nor have there been material changes in the recorded liabilities for environmental matters.

It is difficult to estimate the cost of environmental compliance and remediation given the uncertainties regarding the interpretation and enforcement of applicable environmental laws and regulations, the extent of environmental contamination and the existence of alternate cleanup methods. Developments may occur that could affect the Company’s current assessment, including, but not limited to: (i) changes in the information available regarding the environmental impact of the Company’s operations and products; (ii) changes in environmental regulations or enforcement policies, including efforts to recover natural resource damages; (iii) new and evolving analytical and remediation techniques; (iv) success in allocating liability to other potentially responsible parties; and (v) the financial viability of other potentially responsible parties and third-party indemnitors.

Item 4. Submission of Matters to a Vote of Security Holders.

None in the quarter ended December 31, 2004.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Equity compensation plans’ information is incorporated by reference from Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management, of this document, and should be considered an integral part of Item 5. At January 31, 2005, there were approximately 126,117 shareholders of record. 3M’s stock is listed on the New York Stock Exchange, Inc. (NYSE), Pacific Exchange, Inc., Chicago Stock Exchange, Inc., and the SWX Swiss Exchange. Cash dividends declared and paid totaled $.36 per share for each quarter of 2004, and $.33 per share for each quarter of 2003. Stock price comparisons follow:

Stock price comparisons (NYSE composite transactions)

(Per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
2004 High	$86.20	$90.29	$90.11	$83.03	$90.29
2004 Low	74.35	80.90	77.20	73.31	73.31
2003 High	$67.48	$68.38	$72.85	$85.40	$85.40
2003 Low	59.73	60.26	63.40	69.80	59.73

Issuer Purchases of Equity Securities

Repurchases of common stock are made to support the Company’s stock-based employee compensation plans and for other corporate purposes. On November 10, 2003, the Board of Directors authorized the purchase of up to $1.5 billion of the Company’s common stock between January 1, 2004 and December 31, 2004. On November 8, 2004, the Board of Directors authorized the purchase of an additional $200 million of the Company’s common stock for calendar year 2004 and also authorized the purchase of $2.0 billion of the Company’s common stock between January 1, 2005 and January 31, 2006.

Issuer Purchases of Equity Securities (registered pursuant to Section 12 of the Exchange Act)

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
				(Millions)
January 1-31, 2004	1,967,130	$82.57	1,742,100	$1,356
February 1-29, 2004	2,079,179	79.41	2,059,000	1,193
March 1-31, 2004	1,406,826	78.45	1,288,700	1,092
Total January 1 – March 31, 2004	5,453,135	$80.30	5,089,800	$1,092
April 1-30, 2004	1,435,523	$86.29	1,257,000	$983
May 1-31, 2004	1,530,309	84.30	1,320,500	872
June 1-30, 2004	1,168,954	86.85	1,109,000	776
Total April 1 – June 30, 2004	4,134,786	$85.71	3,686,500	$776
July 1-31, 2004	785,977	$83.19	745,000	$714
August 1-31, 2004	3,330,062	80.13	3,256,200	453
September 1-30, 2004	1,364,818	81.23	1,344,500	344
Total July 1 – September 30, 2004	5,480,857	$80.85	5,345,700	$344
October 1-31, 2004	1,152,298	$77.73	1,114,700	$257
November 1-30, 2004	3,083,467	80.85	2,980,800	216
December 1-31, 2004	2,693,741	80.46	2,575,500	9
Total October 1 – Dec. 31, 2004	6,929,506	$80.18	6,671,000	$9

Total January 1 – December 31, 2004	21,998,284	$81.42	20,793,000	$9

(1) The total number of shares purchased includes: (i) shares purchased under the Board’s $1.5 billion authorization and $200 million authorization described above, and (ii) shares purchased in connection with the exercise of stock options and a small number of shares purchased from individuals (which combined totaled 225,030 shares in January 2004, 20,179 shares in February 2004, 118,126 shares in March 2004, 178,523 shares in April 2004, 209,809 shares in May 2004, 59,954 shares in June 2004, 40,977 shares in July 2004, 73,862 shares in August 2004, 20,318 shares in September 2004, 37,598 shares in October 2004, 102,667 shares in November 2004, and 118,241 shares in December 2004).

Item 6. Selected Financial Data.

(Dollars in millions, except per share amounts)	2004	2003	2002	2001	2000
Years ended December 31:
Net sales	$20,011	$18,232	$16,332	$16,054	$16,699
Income from continuing operations	2,990	2,403	1,974	1,430	1,857
Per share of common stock:
Continuing operations – basic	3.83	3.07	2.53	1.81	2.35
Continuing operations – diluted	3.75	3.02	2.50	1.79	2.32
Cash dividends declared and paid	1.44	1.32	1.24	1.20	1.16
At December 31:
Total assets	$20,708	$17,600	$15,329	$14,606	$14,522
Long-term debt (excluding portion due within one year) and long-term capital lease obligations	798	1,805	2,142	1,520	971

The above income and earnings per share information exclude the cumulative effect of accounting change in 2000 ($75 million, or 9 cents per diluted share) related to a change in the Company’s revenue recognition policies. These policies were consistent with the guidance contained in SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements”.

As discussed in the Notes to Consolidated Financial Statements, 2003 results included charges related to an adverse ruling in a lawsuit filed against 3M in 1997 by LePage’s Inc. that reduced operating income by $93 million ($58 million after tax), or 7 cents per diluted share. 2002 charges in connection with 3M’s 2001/2002 restructuring plan reduced operating income by $202 million ($108 million after tax and minority interest), or 13 cents per diluted share.

2001 includes net losses that reduced operating income by $504 million ($312 million after tax and minority interest), or 39 cents per diluted share, principally related to charges in connection with 3M’s 2001/2002 restructuring plan, acquisition-related charges, a reversal of a 1999 litigation accrual, and a net gain related to the sale of available-for-sale equity securities, partially offset by the write-down of available-for-sale equity securities. 2000 includes net losses that reduced operating income by $23 million ($15 million after tax), or 2 cents per diluted share, related to charges recorded for the Company’s phase-out of its perfluorooctanyl-based chemistry products, a write-down of certain corporate and unallocated assets, gains related to corporate and unallocated asset dispositions, a gain from the termination of a product distribution agreement in the Health Care segment, and other items.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

3M is a diversified global manufacturer, technology innovator and marketer of a wide variety of products. 3M manages its operations in seven operating business segments: Health Care; Industrial; Display and Graphics; Consumer and Office; Safety, Security and Protection Services; Electro and Communications; and Transportation. 3M’s performance in 2004 was broad-based, with strong performance and growth in Display and Graphics, but 3M also had success in established businesses like Industrial; Safety, Security and Protection Services; and Consumer and Office. All seven business segments contributed to sales growth in 2004. In 2004, 3M reported record net sales of $20.011 billion and record net income of $2.990 billion, or $3.75 per diluted share, compared with net sales of $18.232 billion and net income of $2.403 billion, or $3.02 per diluted share, in 2003. The combination of a 9.8% increase in net sales, including core volume sales growth of 6.2% (which excludes the impact of businesses acquired in the last 12 months), and declining operating expenses as a percent of sales, resulted in a 22.9% operating income profit margin. The following table contains sales and operating income results by business segment for the years ended December 31.

	2004			2003			2004 vs. 2003 % change
(Dollars in millions)	Net Sales	% of Total	Oper. Income	Net Sales	% of Total	Oper. Income	Net Sales	Oper. Income
Business Segments
Health Care	$4,230	21.1%	$1,123	$3,995	21.9%	$1,027	5.9%	9.3%
Industrial	3,792	19.0%	661	3,354	18.4%	458	13.1%	44.5%
Display and Graphics	3,406	17.0%	1,131	2,962	16.2%	885	15.0%	27.8%
Consumer and Office	2,861	14.3%	542	2,607	14.3%	460	9.7%	17.9%
Safety, Security and Protection Services	2,125	10.6%	491	1,928	10.6%	437	10.2%	12.3%
Electro and Communications	1,876	9.4%	291	1,818	10.0%	255	3.2%	14.1%
Transportation	1,683	8.4%	428	1,538	8.4%	389	9.4%	10.1%
Corporate and Unallocated	38	0.2%	(89)	30	0.2%	(198)

Total Company	$20,011	100%	$4,578	$18,232	100%	$3,713	9.8%	23.3%

Sales growth in 2004 was strongest in the Display and Graphics segment, driven by sales of display enhancement films used in flat-panel devices, and the Industrial segment, led by broad-based sales across Industrial businesses and geographies. Sales growth in the Safety, Security and Protection Services segment was driven by continued demand for personal protection products along with strong demand for cleaning and protection products. Sales growth in the Consumer and Office segment was broad-based, with the Transportation segment led by both the automotive OEM and repair markets. The Health Care segment experienced tough year-on-year comparisons through the first three quarters of the year, with improvement in the fourth quarter of 2004. For the Electro and Communications segment, this was the first year of positive sales growth since 2000. Refer to the Performance by Business Segment section for a more detailed discussion of the results of the respective segments.

Asia Pacific local-currency sales (which excludes translation impacts) increased 13.6%, with the strongest growth in China, Korea and Taiwan. All seven business segments contributed to this increase. U.S. sales revenue increased 3.9%, with growth led by Consumer and Office; Safety, Security and Protection Services; and the Industrial businesses. European local-currency sales increased 0.8%, with growth in Safety, Security and Protection Services; Transportation; Industrial; and Health Care. In the combined Latin America, Africa and Canada area, six of seven businesses had local-currency sales increases, led by Electro and Communications; Transportation; Industrial; and Health Care. Foreign currency translation positively impacted European sales by 8.9%, Asia Pacific sales by 5.6%, and the combined Latin America, Africa and Canada area by 2.4%, as the U.S. dollar weakened against these currencies. Refer to the Performance by Geographic Area section for a more detailed discussion of the results for the respective areas.

Operating income in 2004 increased by 23.3% versus 2003, as all seven business segments posted increases. The combination of solid sales growth and positive benefits from 3M’s 2004 corporate initiatives drove the operating income increase. Cost reduction projects related to these initiatives – Six Sigma, Global Sourcing Effectiveness, 3M Acceleration and eProductivity – contributed over $400 million in aggregate operating income benefits in 2004 (see “Note A” at the end of this Overview section). Currency impacts, related primarily to the weaker U.S. dollar, boosted 2004 operating income by an estimated $286 million, partially offset by increased pension expense of $157 million. Operating income in 2003 was negatively impacted by a $93 million pre-tax charge related to an adverse ruling in a lawsuit filed against 3M in 1997 by LePage’s Inc.

3M generated $4.282 billion of operating cash flows in 2004, a $509 million increase over 2003, and ended the year with $2.757 billion of cash and cash equivalents. Cash flow in 2004 was primarily driven by higher net income. In 2004, the Company utilized $2.916 billion of cash to repurchase 3M common stock and pay dividends, and contributed $591 million to its pension plans. 3M’s debt to total capital ratio (total capital defined as debt plus equity) as of December 31, 2004, was approximately 21%. 3M has an AA credit rating from Standard & Poor’s and an Aa1 credit rating from Moody’s Investors Service.

In 2005, 3M expects to continue its momentum to drive sales, operational efficiency and cash flow growth. 3M is looking for continued broad-based product sales to drive its growth, in addition to expected continued growth in optical film products, and will also continue to assess potential acquisitions. Continued core volume sales growth will require both faster growth of existing products/services and successful introduction of new products. While international sales now represent 61% of worldwide sales, the Company will also focus on execution of sales and growth opportunities in the United States. In part to energize the 3M Acceleration initiative, early in 2004 the Company launched an extensive effort to reconnect and re-engage with customers. This will aid 3M in its continuing quest to provide additional customer value, with both the customer and 3M benefiting through value creation and also facilitating 3M’s ability to achieve appropriate pricing. The Company also is focused on its corporate initiatives to improve productivity and reduce costs. Cost reduction projects related to these initiatives are expected to contribute an additional $400 million to operating income in 2005. The Company has experienced both price increases and supply limitations affecting several oil-derived raw materials, but to date the Company is receiving sufficient quantities of such materials to meet its reasonably foreseeable production requirements. Fluctuations in foreign currency exchange rates also impact results, although the Company minimizes this effect through hedging about half of this impact. 3M will also continue, as it has for many years, to incur expenses (insured and uninsured) in managing its litigation and environmental contingencies. These forward-looking statements involve risks and uncertainties that could cause results to differ materially from those projected (refer to the forward-looking statements discussion later in Item 7 for discussion of these risks and uncertainties).

(Note A). The Company’s five corporate initiatives (Six Sigma, Global Sourcing Effectiveness, 3M Acceleration, eProductivity and Global Business Processes) are aimed at accelerating long-term top-line growth, improving cash flow and lowering its total cost structure. Indirect Cost Control, which focused on reducing costs not directly associated with products or services, is no longer a formal initiative and is now managed using a productivity metric. Six Sigma focuses on higher growth, productivity and cash flow. Global Sourcing Effectiveness generates savings by leveraging purchasing economies of scale, encouraging competition among suppliers, geographic broadening and e-applications. Through its 3M Acceleration initiative, the Company is driving toward more and better new product ideas and faster, more impactful new product introductions, along with reallocating research and development resources to larger, more global projects. In eProductivity, 3M believes it has a significant opportunity to improve productivity for its customers, suppliers and for 3M itself. 3M’s Global Business Processes initiative continues 3M’s ongoing effort to standardize, simplify and strengthen its business processes in order to increase the speed, efficiency and quality of service functions vital to its business operations worldwide. There can be no assurance that all of the estimated cost savings from such activities will be realized. Numerous factors may create offsets to these savings, such as the potential for weakness in sales volumes, normal increases in compensation and benefits, and other inflationary pressures. The Company estimates that cost reduction projects related to initiatives provided a combined incremental benefit to operating income of more than $400 million in 2004, after contributing a similar amount in 2003. These initiatives provided an incremental benefit to operating income of more than $500 million in 2002.

INDEX TO MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

RESULTS OF OPERATIONS

Net Sales:

	2004			2003
	Worldwide	U.S.	International	Worldwide	U.S.	International
Net sales (millions)	$20,011	$7,878	$12,133	$18,232	$7,581	$10,651
Components of net sales change:
Volume – core	6.2%	3.2%	8.2%	4.7%	0.6%	8.2%
Volume – acquisitions	0.5	0.8	0.3	1.9	1.5	2.2
Volume – total	6.7	4.0	8.5	6.6	2.1	10.4
Price	(0.7)	(0.1)	(1.1)	(0.2)	—	(0.3)
Local currency	6.0	3.9	7.4	6.4	2.1	10.1
Translation	3.8	—	6.5	5.2	—	9.5
Total	9.8%	3.9%	13.9%	11.6%	2.1%	19.6%

In 2004, core volume growth (which excludes the impact of businesses acquired in the last 12 months) was broad-based, with all seven businesses posting worldwide local-currency sales growth. Local-currency growth was led by Display and Graphics; Industrial; Consumer and Office; Safety, Security and Protection Services; and the Transportation businesses. Health Care local-currency sales increased 1.7%, as results were negatively impacted by 2003 sales from pharmaceutical and drug delivery agreements that did not repeat in 2004. Electro and Communications local-currency sales increased 0.3%, the first year of positive growth since 2000. Acquisitions increased 2004 sales by 0.5%, driven by the 2004 acquisitions of HighJump Software, Inc. and Hornell Holding AB. Internationally, selling prices declined 1.1%, with most of the decline coming in certain businesses that serve the electronics industry, where it is important to look at the combined impact of volume and price. On a geographic basis, local-currency sales growth in 2004 was led by the Asia Pacific area. Refer to both the “Performance by Business Segment” and “Performance by Geographic Area” sections for additional discussion of sales change.

In 2003, core volume growth (which excludes the impact of businesses acquired in the last 12 months) was led by display enhancement films, broad-based growth in most of the Health Care businesses, personal protection products, and growth in products related to construction and home improvement/home care. Acquisitions increased 2003 sales by nearly 2%, driven primarily by the December 2002 acquisition of Corning Precision Lens, Inc. On a geographic basis, 2003 core volume growth was strongest in the Asia Pacific area.

Operating Expenses:

(Percent of net sales)	2004	2003	2002	2004 versus 2003	2003 versus 2002
Cost of sales	49.8%	50.9%	52.0%	(1.1)%	(1.1)%
Selling, general and administrative expenses	21.6	22.2	22.8	(0.6)	(0.6)
Research, development and related expenses	5.7	6.0	6.5	(0.3)	(0.5)
Other expense	—	0.5	—	(0.5)	0.5
Operating income	22.9	20.4	18.7	2.5	1.7

Cost of Sales:

Cost of sales includes manufacturing, engineering and freight costs. Cost of sales decreased 1.1 percentage points in both 2004 and 2003. The 2004 decrease as a percent of net sales was driven by a combination of higher volumes, productivity gains, ongoing benefits of corporate initiatives and positive currency impacts (including hedging impacts). While 3M raw material costs increased during the year, 3M’s global sourcing initiative was important in enabling 3M to minimize raw material cost increases during a period of commodity price inflation.

Cost of sales in 2003 benefited from Six Sigma and other projects aimed at improving manufacturing throughput, yield and productivity. 3M’s global sourcing initiative has helped mitigate the impact of raw material price increases. In 2003, raw material costs were essentially flat versus 2002. Charges related to the 2001/2002 corporate restructuring program negatively impacted cost of sales by 0.7 percentage points in 2002.

Selling, General and Administrative Expenses:

Selling, general and administrative (SG&A) expenses have improved by 0.6 percentage points in each of the past two years. The improvement in 2004 as a percent of net sales was helped by leverage related to 3M’s strong growth in the Asia Pacific area. SG&A expenses in U.S. dollars increased in 2004, negatively impacted by currency translation and increased advertising and merchandising spending to support 3M’s strong brand portfolio. On an ongoing basis, the Company is shifting SG&A dollars toward faster-growth businesses and geographic areas.

SG&A expenses in U.S. dollars in 2003 increased due to currency translation, as well as higher advertising and merchandising spending. Charges related to the 2001/2002 corporate restructuring program negatively impacted SG&A in 2002 by $77 million, or 0.5% of sales. Excluding these charges, SG&A for 2003 was relatively flat as a percent of sales compared with 2002.

Other Expense:

In 2003, 3M recorded pre-tax charges of $93 million ($58 million after-tax, or 7 cents per diluted share) related to an adverse ruling in a lawsuit filed against 3M in 1997 by LePage’s Inc. The pre-tax charge of $93 million is classified as “Other expense” within operating income. For more detail, refer to the discussion of “Legal Proceedings” in Part I, Item 3 of this document.

2001/2002 Corporate Restructuring Program:

In 2002, charges related to the 2001/2002 corporate restructuring program reduced operating income by $202 million and net income by $108 million. These charges principally related to employee severance and benefit costs, accelerated depreciation charges, and other associated exit costs under the Company’s restructuring plan announced in June 2001. These charges are included in cost of sales ($121 million); selling, general and administrative expenses ($77 million); and research, development and related expenses ($4 million). The 2001/2002 corporate restructuring program actions were substantially completed by June 30, 2002. The Company estimated incremental savings under this plan of approximately $100 million on a pre-tax basis in 2003, primarily in the first half of the year. The Company estimated incremental savings of $300 million on a pre-tax basis in 2002. The majority of these savings were from reduced employee costs. For more detail, refer to the discussion in Note 4 to the Consolidated Financial Statements (2001/2002 Corporate Restructuring Program).

Operating Income:

3M uses operating income as one of its primary business segment performance measurement tools. Operating income in 2004 was 22.9% of sales, up from 20.4% of sales in 2003 and 18.7% of sales in 2002. Operating income in 2004 grew by $865 million, or 23.3 percent, following 2003 operating income growth of $667 million, or 21.9%. The LePage’s Inc. lawsuit negatively impacted operating income in 2003 by $93 million, or 0.5% of sales. The 2001/2002 corporate restructuring program negatively impacted operating income in 2002 by $202 million, or 1.2% of sales.

Interest Expense and Income:

(Millions)	2004	2003	2002
Interest expense	$69	$84	$80
Interest income	(46)	(28)	(39)
Total	$23	$56	$41

Interest Expense: The decrease in 2004 interest expense was primarily the result of lower average debt balances, partially offset by higher interest rates in the United States. The slight increase in 2003 interest expense was primarily due to a reduced benefit from capitalized interest (related to lower capital spending) and higher average debt balances, largely offset by lower interest rates.

Interest Income: Interest income increased in 2004 due to substantially higher cash balances. In 2003, while average cash balances were higher than in 2002, interest income decreased due to lower interest rates.

Provision for Income Taxes:

(Percent of pretax income)	2004	2003	2002
Effective tax rate	33.0%	32.9%	32.1%

The tax rate of 33.0% for 2004 was comparable to the 2003 rate of 32.9%. Income taxes associated with repatriating certain cash from outside the United States negatively impacted the 2004 and 2003 income tax rates. Refer to Note 1 to the Consolidated Financial Statements for discussion of the American Jobs Creation Act of 2004 and the possible impact on the 2005 tax rate.

Minority Interest:

(Millions)	2004	2003	2002
Minority interest	$62	$52	$65

Minority interest represents the elimination of the non-3M ownership interests, primarily in Sumitomo 3M Limited and 3M Inter-Unitek GmbH (in 2002 only). The increase in 2004 related primarily to higher net income in Sumitomo 3M, as 3M eliminates the non-3M ownership portion of net income. The decrease in 2003 related to 3M’s purchase of the minority interest shares of 3M Inter-Unitek GmbH in December 2002 and the purchase of an additional 25% ownership in Sumitomo 3M in early 2003. Refer to Note 2 to the Consolidated Financial Statements for additional information on these acquisitions.

Currency Effects:

3M estimates that year-on-year currency effects, including hedging impacts, increased net income by $181 million in 2004 and $73 million in 2003, and reduced net income by $35 million in 2002. This estimate includes the effect of translating profits from local currencies into U.S. dollars; the impact of currency fluctuations on the transfer of goods between 3M operations in the United States and abroad; and transaction gains and losses, including derivative instruments designed to reduce foreign currency exchange rate risks.

PERFORMANCE BY BUSINESS SEGMENT

Disclosures relating to 3M’s business segments are provided in Item 1, Business Segments. Financial information and other disclosures are provided in the Notes to the Consolidated Financial Statements. The reportable segments are Health Care; Industrial; Display and Graphics; Consumer and Office; Safety, Security and Protection Services; Electro and Communications; and Transportation. Information related to 3M’s business segments is presented in the tables that follow. Local-currency sales (which include both core and acquisition volume impacts, plus price impacts) are provided for each segment. The translation impact and total sales change are also provided for each segment.

Effective January 1, 2005, as part of the continuing effort to drive growth by aligning businesses around markets and customers, the Electronics Markets Materials Division and certain high temperature and display tapes (2004 sales of approximately $350 million) within the Industrial Business transferred to the Electro and Communications Business, and the converter markets product line (2004 sales of approximately $10 million) within the Transportation Business transferred to the Display and Graphics Business. Internal management reporting for these business segment transfers commenced January 1, 2005. Segment information for all periods presented will be reclassified in 2005 to reflect the new segment structure.

Health Care Business (21.1% of consolidated sales):

	2004	2003	2002
Sales (millions)	$4,230	$3,995	$3,560
Sales change analysis:
Local currency (volume and price)	1.7%	6.0%	7.7%
Translation	4.2	6.2	0.2
Total sales change	5.9%	12.2%	7.9%

Operating income (millions)	$1,123	$1,027	$900
Percent change	9.3%	14.1%	19.5%
Percent of sales	26.5%	25.7%	25.3%

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

In 2004, local-currency sales in Health Care increased 1.7%, with the first nine months of 2004 negatively impacted by 2003 pharmaceutical and drug delivery agreements that did not repeat. Fourth quarter 2004 local-currency sales grew 5.0%, as year-on-year comparisons became more favorable. Operating income increased 9.3% to $1.123 billion in 2004.

The 3M product platform of immune response modifiers (IRMs) continues to progress. 3M received U.S. Food and Drug Administration (FDA) approval in March 2004 to market Aldara™ (imiquimod) Cream, 5%, for the treatment of certain types of actinic keratosis (a pre-cancerous skin condition). In July 2004, the FDA granted approval for Aldara for the treatment of superficial basal cell carcinoma (a common form of non-melanoma skin cancer). The patent and related rights for the imiquimod molecule are important to the Health Care Business. The original patent on the imiquimod molecule expired in August 2004, but the patent term extension runs through August 2009.

In the pharmaceuticals business, an agreement was reached with Eli Lilly and Company in September of 2001 to collaborate on resiquimod, an investigational compound for the treatment of genital herpes. 3M received $100 million in the fourth quarter of 2001 from Lilly in consideration for research and development efforts. Revenue was recognized on a pro-rata basis over the service period. 3M recognized $44 million of revenue relating to this agreement in 2003, $43 million in 2002 and $7 million in 2001. In the third quarter of 2003, 3M and Eli Lilly reached a final agreement to return control of resiquimod to 3M. Upon termination of the agreement in 2003, 3M recognized the majority of the remaining revenue (with deferral of some immaterial remaining obligations until 2004 when the obligations were finalized).

In October 2003, IVAX Corporation agreed to assume exclusive rights to 3M’s branded health care respiratory products, together with related marketing and sales personnel, in nine European countries. The agreement covered QVAR™ (beclomethasone dipropionate HFA) Inhalation Aerosol, a “maintenance” medication used to prevent asthma attacks, and also covered Airomir™ (albuterol sulfate) Inhaler, a “rescue” medication used to relieve acute asthma symptoms. 3M will continue to manufacture and supply these products to IVAX. The total consideration due under the agreement, including minimum annual royalty payments, was $77 million, of which $26 million was paid in 2003 and $24 million was paid in 2004. 3M expects to receive $24 million in 2005 and $3 million in 2006. 3M may also receive additional royalty payments (up to a maximum of approximately $7 million in total) if IVAX achieves certain annual sales levels. The Company recognizes the royalty revenue related to the IVAX agreement ratably over the term of the licensing arrangement.

In 2003, local-currency growth and total sales growth in the Health Care segment was broad-based. Geographic area local-currency growth was led by the Asia Pacific area and the Latin America, Africa and Canada area, with the United States and Europe showing moderate growth. Operating income improvement was also broad-based. In 2003, the combined benefit from both the Eli Lilly agreement and the IVAX Corporation agreement was partially offset by separation costs in Health Care, resulting in a net benefit to operating income of approximately $20 million.

Industrial Business (19.0% of consolidated sales):

	2004	2003	2002
Sales (millions)	$3,792	$3,354	$3,147
Sales change analysis:
Local currency (volume and price)	9.1%	1.5%	(0.3)%
Translation	4.0	5.1	(0.2)
Total sales change	13.1%	6.6%	(0.5)%

Operating income (millions)	$661	$458	$487
Percent change	44.5%	(6.1)%	6.6%
Percent of sales	17.4%	13.6%	15.5%

The Industrial segment serves a broad range of industrial markets, from appliance and electronics to paper and packaging and food and beverage. Products include tapes, a wide variety of coated and non-woven abrasives, adhesives, specialty materials and supply chain execution software solutions.

Industrial local-currency sales growth of 9.1% for the year was broad-based across major geographic areas and Industrial businesses. Acquisitions increased sales by 1.2%, driven by the February 2004 acquisition of HighJump Software, Inc., a provider of supply chain execution software. Strong local-currency sales growth helped leverage operating income growth. Operating income increased 44.5% to $661 million in 2004.

In 2003, industrial tape and electronic materials drove local-currency sales growth. Geographic area local-currency growth was led by the Asia Pacific area, with the United States and Europe showing declines. Acquisitions increased sales by 1.5%. Driven by local-currency sales growth, industrial tape and electronic materials also posted operating income growth. Employment reduction actions taken to improve competitiveness and lower the Industrial segment’s cost structure negatively impacted operating income.

Display and Graphics Business (17.0% of consolidated sales):

	2004	2003	2002
Sales (millions)	$3,406	$2,962	$2,228
Sales change analysis:
Local currency (volume and price)	10.4%	26.9%	11.2%
Translation	4.6	6.1	0.3
Total sales change	15.0%	33.0%	11.5%

Operating income (millions)	$1,131	$885	$534
Percent change	27.8%	65.8%	43.5%
Percent of sales	33.2%	29.9%	23.9%

The Display and Graphics segment serves markets that include electronic display, touch screen, traffic safety and commercial graphics. This segment includes optical film and lens solutions for electronic displays; touch screens and touch monitors; reflective sheeting for transportation safety; and commercial graphics systems. The optical business includes a number of different products that are protected by various patents and groups of patents. The remaining lifetimes of such patents range from one to greater than 15 years. These patents provide varying measures of exclusivity to 3M for a number of such products. 3M’s proprietary manufacturing technology and know-how also provide a competitive advantage to 3M independent of such patents.

Display and Graphics’ local-currency sales growth was 10.4% for 2004. Strong demand for 3M films that brighten the displays on electronic products, such as flat-panel computer monitors, cellular phones, notebook PCs and LCD televisions, continued to drive results in 2004. Year-on-year local-currency sales growth in the Optical Systems business was slower in the last half of 2004, primarily due to inventory channel adjustments in the LCD market. This resulted in reduced demand for 3M’s proprietary optical films and components. While this business is subject to periodic customer inventory fluctuations, 3M believes that this business will continue to be a significant growth engine for 3M. In the fourth quarter of 2004, 3M announced the phase out of its commercial videotape business, and this action, combined with a continuing decline in lens systems for the CRT rear-projection television market, negatively impacted sales and operating income. Operating income increased 27.8% to $1.131 billion in 2004.

The strong 2003 local-currency sales growth in the Display and Graphics segment was primarily due to optical systems growth, including the Corning Precision Lens acquisition that benefited sales by approximately 11%. Optical systems growth was led by sales of display enhancement films used in flat-panel devices. Geographic area local-currency sales growth was led by the Asia Pacific area and the Latin America, Africa and Canada area. Local-currency growth was moderate in the United States and Europe. Operating income increased 65.8% to $885 million in 2003, driven primarily by local-currency sales growth, production facilities running at high utilization levels and benefits from 3M’s corporate initiatives.

Consumer and Office Business (14.3% of consolidated sales):

	2004	2003	2002
Sales (millions)	$2,861	$2,607	$2,444
Sales change analysis:
Local currency (volume and price)	6.9%	2.6%	(3.7)%
Translation	2.8	4.1	0.5
Total sales change	9.7%	6.7%	(3.2)%

Operating income (millions)	$542	$460	$448
Percent change	17.9%	2.5%	9.3%
Percent of sales	18.9%	17.6%	18.3%

The Consumer and Office segment serves markets that include consumer retail, office retail, education, home improvement, building maintenance and other markets. Products in this segment include office supply products, stationery products, construction and home improvement/home care products, protective material products, and visual systems products.

In 2004, local-currency sales growth in Consumer and Office was 6.9%. Sales growth was fairly broad-based across the many retail channels 3M serves, most notably in mass-market consumer retail and home improvement. This included strong sales growth in construction and home improvement/home care products, office supply products and stationery products. Geographic area local-currency growth was led by the United States. Operating income increased 17.9% to $542 million in 2004.

2003 local-currency growth was led by the construction and home improvement, home care, and stationery products businesses, partially offset by lower local-currency sales in the visual systems business. Geographic area local-currency growth was moderate in all areas except Europe, which showed a decline. The modest increase in operating income resulted from strong gains in construction and home improvement and home care, partially offset by a decrease in visual systems operating income.

Safety, Security and Protection Services Business (10.6% of consolidated sales):

	2004	2003	2002
Sales (millions)	$2,125	$1,928	$1,686
Sales change analysis:
Local currency (volume and price)	6.6%	9.5%	3.3%
Translation	3.6	4.9	(0.5)
Total sales change	10.2%	14.4%	2.8%

Operating income (millions)	$491	$437	$338
Percent change	12.3%	29.1%	11.9%
Percent of sales	23.1%	22.7%	20.1%

The Safety, Security and Protection Services segment serves a broad range of markets that strive to increase the safety, security and productivity of workers, facilities and systems. Major product offerings include personal protection products, safety and security products, energy control products, cleaning and protection products for commercial establishments, and roofing granules for asphalt shingles.

Safety, Security and Protection Services local-currency sales growth was 6.6% in 2004. Local-currency growth was driven by strong global demand for personal protective products and solutions, along with cleaning and protective products for commercial buildings. 3M’s acquisition of Hornell Holding AB, a European-based global supplier of personal safety equipment, added 2.3 percentage points of growth in 2004. Operating income increased 12.3% to $491 million in 2004.

2003 local-currency sales and operating income increases were primarily driven by the occupational health and environmental safety business, which experienced higher demand for respiratory masks, primarily resulting from concerns related to Severe Acute Respiratory Syndrome (SARS). Security systems, commercial care, building safety solutions, and industrial mineral products also posted local-currency growth and operating income improvements. All geographic areas showed local-currency growth, with growth strongest in the Asia Pacific and Latin America, Africa and Canada areas.

Electro and Communications Business (9.4% of consolidated sales):

	2004	2003	2002
Sales (millions)	$1,876	$1,818	$1,831
Sales change analysis:
Local currency (volume and price)	0.3%	(4.5)%	(13.3)%
Translation	2.9	3.8	0.2
Total sales change	3.2%	(0.7)%	(13.1)%

Operating income (millions)	$291	$255	$253
Percent change	14.1%	0.8%	17.7%
Percent of sales	15.5%	14.0%	13.8%

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

Local-currency sales in Electro and Communications increased 0.3% for 2004, led by electrical products for insulating, testing and sensing. Sales in the electronics and telecommunications segments were negatively impacted by the general slowdown in the semiconductor industry and continued softness in the hard-line infrastructure segment of the telecommunications market. Geographically, local-currency growth in this business for 2004 was led by the Latin America, Africa and Canada area along with the Asia Pacific area. Operating income was up 14.1% to $291 million in 2004.

The decrease in local-currency sales in 2003 resulted from continued weakness in the global telecommunications industry. Local-currency sales in 3M’s telecom business were down over 10% from 2002. Geographic area local-currency growth was good in the Latin America, Africa and Canada area and the Asia Pacific area, but both the United States and Europe experienced local-currency declines of more than 10%. Despite a difficult economic and market environment, benefits from 3M’s corporate initiatives and productivity actions helped this business slightly improve its 2003 operating income. Operating income in 2003 was negatively impacted by $26 million due to additional employee reductions and actions to provide better alignment with the market environment while maintaining focus on key customers.

Transportation Business (8.4% of consolidated sales):

	2004	2003	2002
Sales (millions)	$1,683	$1,538	$1,388
Sales change analysis:
Local currency (volume and price)	5.2%	5.2%	6.5%
Translation	4.2	5.6	(0.2)
Total sales change	9.4%	10.8%	6.3%

Operating income (millions)	$428	$389	$333
Percent change	10.1%	16.8%	23.3%
Percent of sales	25.4%	25.3%	24.0%

The Transportation segment serves markets that include automotive, automotive aftermarket, marine, aerospace and specialty vehicle markets. This segment provides components and products that are used in the manufacture, repair and maintenance of automotive, marine, aircraft and specialty vehicles.

In Transportation, local-currency sales growth was 5.2% in 2004. Top-line growth in this business continues to benefit from new products and solutions for customers, along with a strategy of replicating successful 3M solutions across several distinct segments of the transportation industry. Operating income increased 10.1% to $428 million in 2004.

In 2003, the automotive OEM and automotive aftermarket businesses led local-currency sales and operating income growth. The aerospace and aircraft maintenance business also posted local-currency sales and operating income growth. All geographic areas showed local-currency sales growth, led by the Asia Pacific and Latin America, Africa and Canada areas.

PERFORMANCE BY GEOGRAPHIC AREA

Financial information related to 3M operations in various geographic areas is provided in Note 17 to the Consolidated Financial Statements. A summary of key information and discussion related to 3M’s geographic areas follows:

Geographic Area	2004			2004 vs. 2003% Change
Net Sales and Operating Income (Dollars in millions)	Sales	% of Total	Oper. Income	Local Currency	Translation	Total Sales Change	Oper. Income

United States	$7,878	39.4%	$1,200	3.9%	—	3.9%	(1.0)%
Europe and Middle East	5,070	25.3%	995	0.8%	8.9%	9.7%	24.4%
Asia Pacific	5,168	25.8%	1,874	13.6%	5.6%	19.2%	36.4%
Latin America, Africa and Canada	1,844	9.2%	502	9.3%	2.4%	11.7%	15.2%
Other Unallocated	51	0.3%	7
Total Company	$20,011	100.0%	$4,578	6.0%	3.8%	9.8%	23.3%

While 3M manages its businesses globally and believes its business segment results are the most relevant measure of performance, the Company also utilizes geographic area data as a secondary performance measure. Export sales are reported within the geographic area where the final sales to 3M customers are made. A portion of the products or components sold by 3M’s operations to its customers are exported by these customers to different geographic areas. Thus, net sales in a particular geography may not be indicative of end-user consumption in that geography.

U.S. 2004 sales growth was led by the Consumer and Office; Safety, Security and Protection Services; and the Industrial businesses. U.S. operating income was down 1%, as higher year-on-year pension expense impacted operating income by 12%. European local-currency sales increased 0.8%, with growth in Safety, Security and Protection Services; Transportation; Industrial; and Health Care. Favorable exchange rates, coupled with ongoing productivity efforts, boosted operating income in Europe by 24.4% to almost $1 billion. Local-currency sales growth in the Asia Pacific area was 13.6%, with all seven business segments posting positive local-currency sales growth. 3M posted 4.3% local-currency sales gains in Japan, despite a fairly sluggish economic picture in the second half of 2004. Growth in the rest of the Asia Pacific area was 20.7%, led by China, Korea and Taiwan. In the combined Latin America, Africa and Canada area, six of seven businesses had local-currency sales increases, led by Electro and Communications; Transportation; Industrial; and Health Care. For 2004, international operations represented 60.6% of 3M’s sales.

Geographic Area Supplemental Information

(Millions, except employees)	Employees as of December 31			Capital Spending			Property, Plant and Equipment – net
	2004	2003	2002	2004	2003	2002	2004	2003	2002

United States	32,648	33,329	35,024	$565	$425	$422	$3,290	$3,342	$3,523
Europe and Middle East	16,250	16,354	16,852	143	111	209	1,284	1,231	1,136
Asia Pacific	10,439	9,916	9,556	182	102	76	810	724	676
Latin America, Africa and Canada	7,734	7,473	7,342	47	39	56	327	312	286
Total Company	67,071	67,072	68,774	$937	$677	$763	$5,711	$5,609	$5,621

Employment:

Employment was virtually unchanged from year-end 2003. Since March 31, 2001, employment has declined by nearly 10,600 people, with 6,900 of the decline related to the 2001/2002 corporate restructuring plan, and additional declines due to the integration of acquisitions, additional employment reduction actions and attrition. The Corning Precision Lens, Inc. acquisition in the fourth quarter of 2002 added approximately 1,500 employees. The Company continues to increase headcount in faster-growing areas of the world, such as Asia Pacific, primarily to support increasing local sales. Sales per employee in local currencies increased approximately 7% in 2004, 8.5% in 2003 and approximately 9% in 2002.

Capital Spending/Net Property, Plant and Equipment:

The bulk of 3M capital spending historically has been in the United States, resulting in higher net property, plant and equipment balances in the U.S. The Company is striving to more closely align its manufacturing and sourcing with geographic market sales, and because approximately 60% of sales are outside the United States, this would increase production outside the United States, helping to improve customer service and reduce working capital requirements. For 2005, the Company expects to spend approximately $950 million on purchases of property, plant and equipment.

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

The Company believes its most critical accounting estimates relate to legal proceedings, the Company’s pension and postretirement obligations, and potential asset impairment issues. Senior management has discussed the development, selection and disclosure of its critical accounting estimates with the Audit Committee of 3M’s Board of Directors.

Legal Proceedings:

Please refer to the section entitled “Accrued Liabilities and Insurance Receivables Related to Legal Proceedings” (contained in Part I, Item 3, Legal Proceedings, of this Annual Report on Form 10-K) for a description of the process the Company follows for the accrual and disclosure of loss contingencies, the categories of claims for which the Company has been able to estimate its probable liability and for the estimate of its related insurance receivables, and factors affecting such estimates.

Pension and Postretirement Obligations:

3M has various company-sponsored retirement plans covering substantially all U.S. employees and many employees outside the United States. The Company accounts for its defined benefit pension plans in accordance with SFAS No. 87, “Employers’ Accounting for Pensions”, which requires that amounts recognized in financial statements be determined on an actuarial basis. Pension benefits associated with these plans are generally based primarily on each participant’s years of service, compensation, and age at retirement or termination. See Note 11 to the Consolidated Financial Statements for additional discussion of actuarial assumptions used in determining pension liability and expense.

As previously disclosed in the Company’s June 30, 2004 and September 30, 2004 Form 10-Qs, in 2004, the Company’s U.S. plan measurement date was changed from September 30 to December 31. The primary reasons for this change include consistency between the U.S. and international dates, the increased clarity that results from having the same measurement and balance sheet dates, and administrative simplification. This change did not have a material impact on the determination of periodic pension cost or pension obligations.

A significant element in determining the Company’s pension expense in accordance with SFAS No. 87 is the expected return on plan assets, which is based on projected results for similar allocations among asset classes. The difference between the expected return and the actual return on plan assets is deferred and, under certain circumstances, amortized over future years of service. Therefore, the net deferral of past asset gains (losses) ultimately affects future pension expense. For the U.S. pension plan, the Company’s assumption for the expected return on plan assets was 9.00% for 2004. Refer to Note 11 to the Consolidated Financial Statements for information on how this rate is determined. The Company is lowering the 2005 expected return on plan assets by 0.25 percentage points to 8.75%.

The discount rate used to measure pension plan liabilities reflects the current rate at which the pension liabilities could be effectively settled as of December 31, 2004. In estimating this rate, the Company looks at rates of return on fixed-income investments of similar duration to the liabilities in the plan that receive high, investment grade ratings by recognized ratings agencies. By applying this methodology, the Company determined a discount rate of 5.75% to be appropriate as of December 31, 2004, which is a reduction of 0.25 percentage points from the rate used as of September 30, 2003.

For the year ended December 31, 2004, the change in the minimum pension liability within accumulated other comprehensive income increased stockholders’ equity by $1.193 billion (after-tax). This increase was primarily the result of the assets being above the Accumulated Benefit Obligation for the U.S. qualified plan, which caused the minimum pension liability recorded for the years ended December 31, 2003 and 2002 to be reversed. As a result, the Company’s U.S. qualified plan recorded a Prepaid Pension Asset of $1.851 billion.

For the year ended December 31, 2004, the Company recognized total consolidated pre-tax pension expense (after settlements, curtailments and special termination benefits) of $325 million, up from $168 million in 2003. Pension expense (before settlements, curtailments and special termination benefits) is anticipated to increase to approximately $342 million in 2005. As previously mentioned, the Company lowered the expected return on assets assumption from 9.00% in 2004 to 8.75% in 2005. For the U.S. pension plans, holding all other factors constant, an increase/decrease in the expected long-term rate of return on plan assets by 0.25 percentage points would decrease/increase U.S. pension expense by approximately $19 million in 2005. For the U.S. pension plans, holding all other factors constant, an increase/decrease in the discount rate used to measure plan liabilities by 0.25 percentage points would decrease/increase U.S. pension expense by approximately $30 million in 2005.

Potential Asset Impairment Issues:

3M net property, plant and equipment totaled approximately $5.7 billion at December 31, 2004. Management makes estimates and assumptions in preparing the consolidated financial statements for which actual results will emerge over long periods of time. This includes the recoverability of long-lived assets employed in the business, including assets of acquired businesses. These estimates and assumptions are closely monitored by management and periodically adjusted as circumstances warrant. For instance, expected asset lives may be shortened or an impairment recorded based on a change in the expected use of the asset or performance of the related business reporting unit. In addition, 3M goodwill totaled approximately $2.7 billion at December 31, 2004, which, based on impairment testing, is not impaired. A portion of this goodwill (approximately $300 million) is in 3M’s telecommunications business, which competes in a very uncertain industry. While the Company believes this business will maintain its value, events such as a significant adverse change in the business climate, could create future impairment losses.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment”. SFAS No. 123R supersedes APB Opinion No. 25, which requires recognition of an expense when goods or services are provided. SFAS No. 123R requires the determination of the fair value of the share-based compensation at the grant date and the recognition of the related expense over the period in which the share-based compensation vests. The Company is required to adopt the provisions of SFAS No. 123R effective July 1, 2005. Additional information regarding this and other accounting pronouncements is included in Note 1 to the Consolidated Financial Statements.

FINANCIAL CONDITION AND LIQUIDITY

The Company generates significant ongoing cash flow as evidenced by the reduction in net debt during 2004 as follows:

At December 31 (Millions)	2004	2003	2002

Total Debt	$2,821	$2,937	$3,377
Less: Cash & Cash Equiv.	2,757	1,836	618
Net Debt	$64	$1,101	$2,759

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

The Company’s financial condition and liquidity at December 31, 2004, remained strong. Various assets and liabilities, including cash and short-term debt, can fluctuate significantly from month-to-month depending on short-term liquidity needs. Working capital (defined as current assets minus current liabilities) totaled $2.649 billion at December 31, 2004, compared with $2.638 billion at December 31, 2003. This slight increase was primarily related to an increase in cash ($921 million) offset by an increase in debt classified as short-term borrowings and current portion of long-term debt ($892 million). The cash balance benefited from higher net income and working capital improvements in accounts receivable, inventory and accounts payable.

The Company uses various working capital measures that place emphasis and focus on certain working capital assets and liabilities (i.e. accounts receivable, inventory, accounts payable). These measures may not be computed the same as similarly titled measures used by other companies. The accounts receivable turnover index (defined as quarterly net sales – fourth quarter at year-end – multiplied by four, divided by ending net accounts receivable) totaled 7.29 at December 31, 2004, an improvement from 6.95 at December 31, 2003. Receivables increased $78 million compared with December 31, 2003, with currency translation of $120 million (due to the weaker U.S. dollar) driving this increase. The inventory turnover index (defined as quarterly factory cost – fourth quarter at year-end – multiplied by four, divided by ending inventory) was 5.29 at December 31, 2004, an improvement from 5.12 at December 31, 2003. Inventories increased $81 million compared with December 31, 2003, with currency translation of $80 million accounting for almost all of this increase. Another working capital measure used by the Company also reflects the impact of accounts payable. This combined index (defined as quarterly net sales – fourth quarter at year-end – multiplied by four, divided by ending net accounts receivable plus inventory less accounts payable) was 5.78 at December 31, 2004, an improvement from 5.48 at December 31, 2003. Accounts payable increased $81 million compared to December 31, 2003.

Cash Flows from Operating Activities:

Years ended December 31 (Millions)	2004	2003	2002

Net income	$2,990	$2,403	$1,974
Depreciation and amortization	999	964	954
Company pension contributions	(591)	(749)	(1,086)
Company pension expense	325	168	141
Income taxes (deferred and accrued income taxes)	396	539	568
Accounts receivable	56	38	145
Inventories	7	281	279
Accounts payable	35	62	138
Other – net	65	67	(121)
Net cash provided by operating activities	$4,282	$3,773	$2,992

Cash flows from operating activities can fluctuate significantly from period to period, as pension funding decisions, tax timing differences and other items can significantly impact cash flows. In both 2004 and 2003, cash flow improvements were primarily driven by higher net income, tax timing differences and certain working capital improvements (i.e. accounts receivables, inventories, accounts payable). In all periods presented, significant

Company pension contributions negatively impacted cash flows. In all years, with larger amounts in 2003 and 2002, a portion of the tax timing benefit relates to the tax benefit received from Company pension contributions. In 2003, 3M made $46 million of payments under the corporate restructuring plan, compared with $306 million in 2002.

In the quarter ended September 30, 2004, the Company made a special pension contribution to 3M’s Japanese pension plan of $155 million and a discretionary contribution of $300 million to its U.S. qualified pension plan. In the third quarter of 2003, 3M made a discretionary contribution of $600 million to its U.S. qualified pension plan, compared with a discretionary contribution of $789 million in the third quarter of 2002. Future contributions will depend on market conditions, interest rates and other factors. 3M believes its strong cash flow and balance sheet will allow it to fund future pension needs without compromising growth opportunities.

The following table recaps for breast implant and respirator masks/asbestos litigation the liabilities and associated insurance receivables, cash received from insurance, cash fees and payments made, and the pre-tax expense for 2004 and 2003. Because of the time delay between payment of claims and receipt of insurance reimbursements, the December 31, 2004, amounts for both breast implant and respirator mask/asbestos liabilities are less than expected insurance recoveries. Thus, the expected net inflow of cash will increase future cash flows. The Company recorded the LePage’s verdict liability of $93 million pre-tax in the first quarter of 2003. For a more detailed discussion of these and other legal proceedings, refer to Part I, Item 3, Legal Proceedings, of this Annual Report on Form 10-K.

At December 31 (Millions)	2004	2003

Breast implant liabilities:
Balance at beginning of year	$13	$5
Increase in liability during year	6	18
Cash fees and payments made	(8)	(10)
Balance at end of year	$11	$13

Breast implant receivables:
Balance at beginning of year	$338	$339
Increase (decrease) in receivable during year	(10)	16
Cash received from insurance	(50)	(17)
Balance at end of year	$278	$338

Breast implant pre-tax expense recorded	$16	$1.5

Respirator mask/asbestos liabilities:
Balance at beginning of year	$289	$161
Increase in liability during year	40	231
Cash fees and payments made	(81)	(103)
Balance at end of year	$248	$289

Respirator mask/asbestos receivables:
Balance at beginning of year	$448	$264
Increase in receivable during year	20	205
Cash received from insurance	(4)	(21)
Balance at end of year	$464	$448

Respirator mask/asbestos pre-tax expense recorded	$20	$26

LePage’s verdict liability and pre-tax expense	$—	$93

Cash Flows from Investing Activities:

Years ended December 31
(Millions)	2004	2003	2002

Purchases of property, plant and equipment (PP&E)	$(937)	$(677)	$(763)
Proceeds from sale of PP&E and other assets	69	129	83
Acquisitions, net of cash acquired	(73)	(439)	(1,258)
Purchases and proceeds from sale of investments – net	3	18	11
Net cash used in investing activities	$(938)	$(969)	$(1,927)

Investments in property, plant and equipment are enabling growth in diverse markets, helping to meet product demand and increasing manufacturing efficiency. In the first three months of 2004, 3M entered into two business combination agreements. 3M acquired HighJump Software, Inc., a U.S. company that provides supply chain execution software and solutions with annual sales of approximately $36 million. 3M initially purchased 91 percent of the outstanding shares of Hornell Holding AB and subsequently acquired all of the remaining outstanding shares. Hornell Holding AB is a global supplier of personal protective equipment for welding applications with annual sales of approximately $50 million. In August 2004, 3M acquired 100% of the outstanding shares of Info-X Inc., a U.S. company that provides coding compliance software and data for health care organizations, with annual sales of approximately $10 million. Refer to Note 2 to the Consolidated Financial Statements for additional information on these 2004 business combinations and for information concerning 2003 and 2002 business combinations. The Company is actively considering additional acquisitions.

Proceeds from the sale of investments in 2003 include $26 million of cash received related to the sale of 3M’s 50% ownership in Durel Corporation to Rogers Corporation. Purchases of investments totaled $10 million in 2004, $16 million in 2003 and $7 million in 2002. These purchases include additional survivor benefit insurance and equity investments.

Cash Flows from Financing Activities:

Years ended December 31
(Millions)	2004	2003	2002

Change in short-term debt – net	$399	$(215)	$(204)
Repayment of debt (maturities greater than 90 days)	(868)	(719)	(497)
Proceeds from debt (maturities greater than 90 days)	358	494	1,146
Total change in debt	$(111)	$(440)	$445
Purchases of treasury stock	(1,791)	(685)	(942)
Reissuances of treasury stock	508	555	522
Dividends paid to stockholders	(1,125)	(1,034)	(968)
Distributions to minority interests and other – net	(15)	(23)	(78)
Net cash used in financing activities	$(2,534)	$(1,627)	$(1,021)

Total debt at December 31, 2004, was $2.821 billion, down from $2.937 billion at year-end 2003, due to the strong cash flow generated during 2004. In 2004, the cash flow increase in net short-term debt of $399 million includes the portion of short-term debt with original maturities of 90 days or less. The repayment of debt of $868 million primarily related to commercial paper retirements of approximately $475 million and the retirements of $350 million in medium-term notes. Proceeds from debt of $358 million primarily related to commercial paper issuances. Total debt was 21% of total capital (total capital is defined as debt plus equity), compared with 27% at year-end 2003.

Debt securities, including the Company’s shelf registration, its medium-term notes program, dealer remarketable securities and Convertible Note are all discussed in more detail in Note 9 to the Consolidated Financial Statements. 3M has a shelf registration and medium-term notes program through which $1.5 billion of medium-term notes may be offered. In 2004, the Company issued approximately $62 million in debt securities under its medium-term notes program. The medium-term notes program and shelf registration have remaining capacity of approximately $1.438 billion. The Company’s $350 million of dealer remarketable securities (classified as current portion of long-term debt) were remarketed for one year in December 2004. In addition, the Company has a Convertible Note with a book value of $556 million at December 31, 2004. At December 31, 2004, the dealer remarketable securities, Convertible Note and $62 million of medium-term notes are classified as current portion of long-term debt as the result of put provisions associated with these debt instruments. However, the Company does not anticipate redemption of these securities in 2005. For a discussion of accounting pronouncements that will affect accounting treatment for the Convertible Note, refer to Note 1 to the Consolidated Financial Statements for discussion of EITF Issue No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” and proposed SFAS No. 128R, “Earnings per Share”.

Repurchases of common stock are made to support the Company’s stock-based employee compensation plans and for other corporate purposes. On November 10, 2003, the Board of Directors authorized the purchase of up to $1.5 billion of the Company’s common stock between January 1, 2004 and December 31, 2004. In November 2004, 3M’s Board of Directors authorized the repurchase of an additional $200 million of the Company’s common stock in 2004 and also authorized the repurchase of up to $2.0 billion of the Company’s common stock between January 1, 2005 and January 31, 2006. Refer to the table captioned “Issuer Purchases of Equity Securities” in Part II, Item 5, for more information.

Cash dividends paid to stockholders totaled $1.125 billion ($1.44 per share) in 2004, $1.034 billion ($1.32 per share) in 2003 and $968 million ($1.24 per share) in 2002. 3M has paid dividends since 1916. In February 2005, the Board of Directors increased the quarterly dividend on 3M common stock to 42 cents per share, equivalent to an annual dividend of $1.68 per share. This marks the 47th consecutive year of dividend increases.

Other cash flows from financing activities include distributions to minority interests, changes in cash overdraft balances, and principal payments for capital leases.

Liquidity:

The Company’s liquidity remains strong. Primary short-term liquidity needs are provided through U.S. commercial paper and euro commercial paper issuances. As of December 31, 2004, outstanding total commercial paper issued totaled $671 million and averaged approximately $387 million during 2004. Medium-term note shelf borrowing capacity totaled $1.438 billion as of December 31, 2004. Credit support for outstanding commercial paper is provided by a $565 million, 364-day credit agreement among a group of primary relationship banks. This facility provides up to $115 million in letters of credit ($86 million of which was utilized at December 31, 2004). In 2005, it is anticipated that the 364-day credit agreement will be replaced by a five-year agreement with terms substantially the same as that of the current agreement. Committed credit facilities of $53 million are in place across several international subsidiary locations. The Company also has uncommitted lines of credit outside the United States totaling $637 million.

The Company believes it is unlikely that its access to the commercial paper market will be restricted. Cash and cash equivalents and certain other current assets could provide additional liquidity to meet near term obligations, if necessary. At year-end 2004, certain debt agreements ($350 million of dealer remarketable securities and $202 million of ESOP debt) had ratings triggers (BBB-/Baa3 or lower) that would require repayment of debt. The Company currently has AA/Aa1 debt ratings. In addition, the $565 million, 364-day credit agreement requires 3M to maintain a capitalization ratio at no more than 0.60 to 1 at the end of each quarter. This ratio is calculated as funded debt (including all borrowed money and letters of credit utilized) to the sum of funded debt and equity. At December 31, 2004, this ratio was approximately 0.22 to 1.

3M’s cash balance at December 31, 2004 totaled $2.757 billion. 3M’s strong balance sheet and liquidity provide the Company with significant flexibility to take advantage of numerous opportunities going forward. The Company will continue to invest in its operations to drive growth, including continual review of acquisition opportunities. 3M paid dividends of more than $1.1 billion in 2004, and has a long history of dividend increases. 3M’s Board of Directors authorized the purchase of up to $2.0 billion of the Company’s common stock between January 1, 2005 and January 31, 2006. The Company may also make additional contributions to its pension plan in the future, but exact amounts are uncertain and will depend on market conditions.

Off-Balance Sheet Arrangements and Contractual Obligations:

As of December 31, 2004, the Company had not utilized special purpose entities to facilitate off-balance sheet financing arrangements. 3M’s accrued product warranty liabilities, recorded on the Consolidated Balance Sheet as part of current and long-term liabilities, are estimated at approximately $22 million. 3M does not consider this amount to be material. The fair value of 3M guarantees of loans with third parties and other guarantee arrangements are not material.

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

A summary of the Company’s significant contractual obligations as of December 31, 2004, follows:

Contractual Obligations

	Payments due by year
(Millions)	Total	2005	2006	2007	2008	2009	After 2009
Long-term debt (including current portion)	$2,132	$1,405	$39	$40	$42	$44	$562
Operating leases	340	93	56	39	19	15	118
Capital leases	106	5	5	4	5	5	82
Unconditional purchase obligations	368	154	70	46	17	11	70
Total contractual cash obligations	$2,946	$1,657	$170	$129	$83	$75	$832

Long-term debt payments due in 2005 include $350 million of dealer remarketable securities (final maturity 2010), $62 million of medium-term notes (final maturity 2044), and $556 million of convertible notes (final maturity 2032). These securities are classified as current portion of long-term debt as the result of put provisions associated with these debt instruments.

Unconditional purchase obligations are defined as an agreement to purchase goods or services that is enforceable and legally binding on the Company. Included in the unconditional purchase obligations category above are certain obligations related to take or pay contracts, capital commitments, service agreements and utilities. These estimates include both unconditional purchase obligations with terms in excess of one year and normal ongoing purchase obligations with terms of less than one year. Many of these commitments relate to take or pay contracts, in which 3M guarantees payment to ensure availability of products or services that are sold to customers. The Company expects to receive consideration (products or services) for these unconditional purchase obligations. The purchase obligation amounts do not represent the entire anticipated purchases in the future, but represent only those items for which the Company is contractually obligated. The majority of 3M’s products and services are purchased as needed, with no unconditional commitment. For this reason, these numbers will not provide a reliable indicator of the Company’s expected future cash outflows on a stand-alone basis.

As discussed in Note 11 to the Consolidated Financial Statements, the Company does not have a required minimum pension contribution obligation for its U.S. plans in 2005. Thus, Company contributions to its U.S. and international pension plans are expected to be largely discretionary in 2005 and future years. Contractual capital commitments are also included in the preceding table, but these commitments represent a small part of the Company’s expected capital spending in 2005 and beyond. For 2005, the Company expects to spend approximately $950 million on purchases of property, plant and equipment.

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

A variance/co-variance statistical modeling technique was used to test the Company’s exposure to changes in currency and interest rates and assess the risk of loss in after-tax earnings of financial instruments, derivatives and underlying exposures outstanding at December 31, 2004. The model (third-party bank dataset) used a 95% confidence level over a 12-month time horizon. Based on this analysis of the Company’s interest rate risks, possible changes in interest rates would not have a material adverse effect on after-tax earnings ($5 million at December 31, 2004 and $6 million at December 31, 2003). Based on this analysis of the primary foreign exchange risks, possible changes in foreign exchange rates could adversely impact after-tax earnings by $61 million ($67 million at December 31, 2003). When including certain commodity risks, possible changes in commodity rates could adversely impact after-tax earnings by an additional $10 million (an additional $3 million at December 31, 2003). The model used analyzed over 20 different currencies and five commodities, but does not purport to represent what actually will be experienced by the Company. This model does not include certain hedge transactions, because the Company believes their inclusion would not materially impact the results.

The Company is striving to more closely align its manufacturing and sourcing with geographic market sales, and because approximately 60% of sales are outside the United States, this would increase production outside the United States. This will also help mitigate the effects from currency fluctuations. In 2001, the Company increased the amount and duration of its foreign currency hedges to help lessen year-over-year impacts and to improve the predictability of future earnings. However, this hedging program will not make 3M immune to currency impacts.

The global exposures related to purchased components and materials are such that a one percent price change would result in a pre-tax cost or savings of approximately $44 million per year. The global energy exposure is such that a 10% price change would result in a pre-tax cost or savings of approximately $30 million per year. Derivative instruments are used to hedge less than one percent of the purchased components and materials exposure and are used to hedge approximately 10% of this energy exposure.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be identified by the use of words like “plan,” “expect,” “aim,” “believe,” “project,” “anticipate,” “intend,” “estimate,” “will,” “should,” “could” and similar expressions in connection with any discussion, expectation or projection of future operating or financial performance, events or trends. In particular, these include statements about the Company’s strategy for growth, product development, market position, future performance or results of current or anticipated products, interest rates, foreign exchange rates, and the outcome of contingencies, such as legal proceedings.

Factors That Could Affect Future Results – Forward-looking statements are based on certain assumptions and expectations of future events that are subject to risks and uncertainties. Actual future results and trends may differ materially from historical results or those projected in any such forward-looking statements depending on a variety of factors, including, but not limited to, the following:

• Results and trends are impacted by the effects of, and changes in, worldwide economic conditions. The Company operates in more than 60 countries and derives approximately 60% of its revenues from outside the United States. The Company’s business may be affected by factors in the United States and other countries that are beyond its control, such as downturns in economic activity in a specific country or region; social, political or labor conditions in a specific country or region; or potential adverse foreign tax consequences.

• Foreign currency exchange rates and fluctuations in those rates may affect the Company’s ability to realize projected growth rates in its sales and net earnings and its results of operations. Because the Company derives approximately 60% of its revenues from outside the United States, its ability to realize projected growth rates in sales and net earnings could be adversely affected if the U.S. dollar strengthens significantly against foreign currencies.

• The Company’s growth objectives are largely dependent on the timing and market acceptance of its new product offerings, including its ability to renew its pipeline of new products and to bring those products to market. This ability may be adversely affected by difficulties or delays in product development, such as the inability to: identify viable new products; obtain adequate intellectual property protection; gain market acceptance of new products; or successfully complete clinical trials and obtain regulatory approvals. For example, new 3M pharmaceutical products, like any pharmaceutical under development, face substantial risks and uncertainties in the process of development and regulatory review. There are no guarantees that new products will prove to be commercially successful.

• The Company’s future results are subject to fluctuations in the costs and availability of purchased components and materials, including oil-derived compounds, due to market demand, currency exchange risks, material shortages and other factors. The Company depends on various components and materials supplied by others for the manufacturing of its products and it is possible that any of its supplier relationships could be interrupted or terminated in the future. Any sustained interruption in the Company’s receipt of adequate supplies could have a material adverse effect on the Company. In addition, while the Company has a process to minimize volatility in component and material pricing, no assurance can be given that the Company will be able to successfully manage price fluctuations due to market demand, currency risks or material shortages, or that future price fluctuations will not have a material adverse effect on the Company.

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

• The Company’s future results may be affected if the Company generates less operating income from its corporate initiatives than estimated. 3M’s corporate initiatives include Six Sigma, Global Sourcing Effectiveness, 3M Acceleration, eProductivity and Global Business Processes. Cost reduction projects related to these initiatives are expected to contribute an additional $400 million to operating income in 2005. There can be no assurance that all of the estimated operating income improvements from the initiatives will be realized.

• The Company’s future results may be affected by various legal and regulatory proceedings, including those involving product liability, antitrust, environmental or other matters. The outcome of these legal proceedings may differ from the Company’s expectations because the outcomes of litigation, including regulatory matters, are often difficult to reliably predict. Various factors or developments can lead the Company to change current estimates of liabilities and related insurance receivables where applicable, or make such estimates for matters previously not susceptible of reasonable estimates, such as a significant judicial ruling or judgment, significant settlement or changes in applicable law. A future adverse ruling, settlement or unfavorable development could result in future charges that could have a material adverse effect on the Company’s results of operations or cash flows in any particular period. A specific factor that may influence the Company’s estimate of its future asbestos-related liabilities is the pending Congressional consideration of legislation to reform asbestos-related litigation and pertinent information derived from that process. For a more detailed discussion of the legal proceedings involving the Company and associated accounting estimates, see the discussion of “Legal Proceedings” in Part I, Item 3 of this document.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

In the context of Item 7A, market risk refers to the risk of loss arising from adverse changes in financial and derivative instrument market rates and prices, such as fluctuations in interest rates and foreign currency exchange rates. The Company discusses risk management in various places throughout this document, including discussions in Item 7 concerning Financial Condition and Liquidity, and Financial Instruments, and in the Notes to Consolidated Financial Statements (Long-Term Debt and Short-Term Borrowings, Derivatives and Other Financial Instruments, and the Derivatives and Hedging Activities accounting policy). All derivative activity is governed by written policies, and a value-at-risk analysis is provided for these derivatives. The Company does not have leveraged derivative positions.

Item 8.    Financial Statements and Supplementary Data.

Management’s Responsibility for Financial Reporting

Management is responsible for the integrity and objectivity of the financial information included in this report. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Where necessary, the financial statements reflect estimates based on management judgment.

Management has established and maintains a system of internal accounting and other controls for the Company and its subsidiaries. This system and its established accounting procedures and related controls are designed to provide reasonable assurance that assets are safeguarded, that the books and records properly reflect all transactions, that policies and procedures are implemented by qualified personnel, and that published financial statements are properly prepared and fairly presented. The Company’s system of internal control is supported by widely communicated written policies, including business conduct policies, which are designed to require all employees to maintain high ethical standards in the conduct of Company affairs. Internal auditors continually review the accounting and control system.

3M Company

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining an adequate system of internal control over financial reporting. Management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on the assessment, management concluded that, as of December 31, 2004, the Company’s internal control over financial reporting is effective.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

3M Company

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of 3M Company:

We have completed an integrated audit of 3M Company’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of 3M Company and its subsidiaries (the Company) at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Minneapolis, Minnesota
February 14, 2005

Consolidated Statement of Income

3M Company and Subsidiaries

Years ended December 31
(Millions, except per share amounts)	2004	2003	2002
Net sales	$20,011	$18,232	$16,332
Operating expenses
Cost of sales	9,958	9,285	8,496
Selling, general and administrative expenses	4,332	4,039	3,720
Research, development and related expenses	1,143	1,102	1,070
Other expense	—	93	—
Total	15,433	14,519	13,286
Operating income	4,578	3,713	3,046

Interest expense and income
Interest expense	69	84	80
Interest income	(46)	(28)	(39)
Total	23	56	41

Income before income taxes and minority interest	4,555	3,657	3,005
Provision for income taxes	1,503	1,202	966
Minority interest	62	52	65
Net income	$2,990	$2,403	$1,974

Weighted average common shares outstanding – basic	780.5	782.8	780.0
Earnings per share – basic	$3.83	$3.07	$2.53

Weighted average common shares outstanding – diluted	796.5	795.3	791.0
Earnings per share – diluted	$3.75	$3.02	$2.50

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

Consolidated Balance Sheet

3M Company and Subsidiaries

At December 31
(Dollars in millions, except per share amount)	2004	2003

Assets
Current assets
Cash and cash equivalents	$2,757	$1,836
Accounts receivable – net	2,792	2,714
Inventories	1,897	1,816
Other current assets	1,274	1,354
Total current assets	8,720	7,720

Investments	227	218
Property, plant and equipment – net	5,711	5,609
Goodwill	2,655	2,419
Intangible assets	277	274
Prepaid pension and postretirement benefits	2,591	633
Other assets	527	727
Total assets	$20,708	$17,600

Liabilities and Stockholders’ Equity
Current liabilities
Short-term borrowings and current portion of long-term debt	$2,094	$1,202
Accounts payable	1,168	1,087
Accrued payroll	487	436
Accrued income taxes	867	880
Other current liabilities	1,455	1,477
Total current liabilities	6,071	5,082

Long-term debt	727	1,735
Other liabilities	3,532	2,898
Total liabilities	$10,330	$9,715

Commitments and contingencies (Note 12)

Stockholders’ equity
Common stock, par value $.01 per share	9	9
Shares outstanding – 2004: 773,518,281
Shares outstanding – 2003: 784,117,360
Capital in excess of par value	287	287
Retained earnings	15,649	14,010
Treasury stock	(5,503)	(4,641)
Unearned compensation	(196)	(226)
Accumulated other comprehensive income (loss)	132	(1,554)
Stockholders’ equity – net	10,378	7,885
Total liabilities and stockholders’ equity	$20,708	$17,600

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

Consolidated Statement of Changes in Stockholders’ Equity and Comprehensive Income

3M Company and Subsidiaries

(Dollars in millions, except per share amounts)	Total	Common Stock and Capital in Excess of Par	Retained Earnings	Treasury Stock	Unearned Compensation	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2001	$6086	$296	$11,914	$(4,633)	$(286)	$(1,205)

Net income	1,974		1,974
Cumulative translation adjustment – net of $14 million tax benefit	294					294
Minimum pension liability adjustment – net of $666 million tax benefit	(1,056)					(1,056)
Debt and equity securities, unrealized loss – net of $6 million tax benefit	(11)					(11)
Derivative financial instruments, unrealized loss – net of $28 million tax benefit	(48)					(48)
Total comprehensive income	1,153
Dividends paid ($1.24 per share)	(968)		(968)
Amortization of unearned compensation	28				28
Reacquired stock (15.8 million shares)	(942)			(942)
Issuances pursuant to stock option and benefit plans (13.6 million shares)	601		(172)	773
Issuances pursuant to acquisitions, (0.6 million shares)	35			35
Balance at December 31, 2002	5,993	296	12,748	(4,767)	(258)	(2,026)

Net income	2,403		2,403
Cumulative translation adjustment – net of $16 million tax benefit	650					650
Minimum pension liability adjustment – net of $84 million tax benefit	(173)					(173)
Debt and equity securities, unrealized gain – net of $1 million tax provision	1					1
Derivative financial instruments – unrealized loss – net of $3 million tax benefit	(6)					(6)
Total comprehensive income	2,875
Dividends paid ($1.32 per share)	(1,034)		(1,034)
Amortization of unearned compensation	32				32
Reacquired stock (9.7 million shares)	(685)			(685)
Issuances pursuant to stock option and benefit plans (13.4 million shares)	704		(107)	811
Balance at December 31, 2003	7,885	296	14,010	(4,641)	(226)	(1,554)

Net income	2,990		2,990
Cumulative translation adjustment – net of $7 million tax benefit	490					490
Minimum pension liability adjustment – net of $731 million tax provision	1,193					1,193
Debt and equity securities	—					—
Derivative financial instruments – unrealized gain – net of $3 million tax provision	3					3
Total comprehensive income	4,676
Dividends paid ($1.44 per share)	(1,125)		(1,125)
Amortization of unearned compensation	30				30
Reacquired stock (22.0 million shares)	(1,791)			(1,791)
Issuances pursuant to stock option and benefit plans (10.9 million shares)	660		(226)	886
Issuances pursuant to acquisitions (0.5 million shares)	43			43
Balance at December 31, 2004	$10,378	$296	$15,649	$(5,503)	$(196)	$132

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

Consolidated Statement of Cash Flows

3M Company and Subsidiaries

Years ended December 31
(Dollars in millions)	2004	2003	2002

Cash Flows from Operating Activities
Net income	$2,990	$2,403	$1,974
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	999	964	954
Company pension contributions	(591)	(749)	(1,086)
Deferred income tax provision	313	115	579
Changes in assets and liabilities
Accounts receivable	56	38	145
Inventories	7	281	279
Other current assets	(45)	(187)	58
Other assets – net of amortization	72	(59)	(54)
Accrued income taxes	83	424	(11)
Accounts payable	35	62	138
Other current liabilities	(47)	50	(171)
Other liabilities	424	397	113
Other – net	(14)	34	74
Net cash provided by operating activities	4,282	3,773	2,992

Cash Flows from Investing Activities
Purchases of property, plant and equipment (PP&E)	(937)	(677)	(763)
Proceeds from sale of PP&E and other assets	69	129	83
Acquisitions, net of cash acquired	(73)	(439)	(1,258)
Purchases of investments	(10)	(16)	(7)
Proceeds from sale of investments	13	34	18
Net cash used in investing activities	(938)	(969)	(1,927)

Cash Flows from Financing Activities
Change in short-term debt – net	399	(215)	(204)
Repayment of debt (maturities greater than 90 days)	(868)	(719)	(497)
Proceeds from debt (maturities greater than 90 days)	358	494	1,146
Purchases of treasury stock	(1,791)	(685)	(942)
Reissuances of treasury stock	508	555	522
Dividends paid to stockholders	(1,125)	(1,034)	(968)
Distributions to minority interests	(11)	(13)	(78)
Other – net	(4)	(10)	—
Net cash used in financing activities	(2,534)	(1,627)	(1,021)

Effect of exchange rate changes on cash and cash equivalents	111	41	(42)

Net increase in cash and cash equivalents	921	1,218	2
Cash and cash equivalents at beginning of year	1,836	618	616
Cash and cash equivalents at end of year	$2,757	$1,836	$618

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

Investments: Investments primarily include the cash surrender value of life insurance policies, real estate not used in the business, venture capital and equity-method investments. Unrealized gains and losses relating to investments classified as available-for-sale are recorded as a component of accumulated other comprehensive income (loss) in stockholders’ equity.

Inventories: Inventories are stated at lower of cost or market, with cost generally determined on a first-in, first-out basis.

Property, plant and equipment: Property, plant and equipment, including capitalized interest and internal engineering costs, are recorded at cost. Depreciation of property, plant and equipment generally is computed using the straight-line method based on the estimated useful lives of the assets. The estimated useful lives of buildings and improvements primarily range from 10 to 40 years, with the majority in the range of 20 to 40 years. Machinery and equipment estimated useful lives primarily range from three to 15 years, with the majority in the range of five to 10 years. Fully depreciated assets are retained in property and accumulated depreciation accounts until disposal. Upon disposal, assets and related accumulated depreciation are removed from the accounts and the net amount, less proceeds from disposal, is charged or credited to operations. Property, plant and equipment amounts are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset (asset group) may not be recoverable. An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss to be recorded is calculated by the excess of the asset’s carrying value over its fair value. Fair value is generally determined using a discounted cash flow analysis.

Goodwill: Goodwill is the excess of cost of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a business combination. Goodwill is not amortized. Goodwill is tested for impairment annually, and will be tested for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Impairment testing for goodwill is done at a reporting unit level. Reporting units are one level below the business segment level, but can be combined when reporting units within the same segment have similar economic characteristics. 3M has 18 reporting units at December 31, 2004. The majority of goodwill relates to and is assigned directly to a specific reporting unit. An impairment loss generally would be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. The estimated fair value of a reporting unit is determined using earnings for the reporting unit multiplied by a price/earnings ratio for comparable industry groups, or by using a discounted cash flow analysis. The Company completed its assessment of any potential impairment upon adoption of this standard and performs annual assessments. The Company completed its annual goodwill impairment test in the fourth quarter of 2004 and determined that no goodwill was impaired.

Intangible assets: Intangible assets include patents, tradenames and other intangible assets acquired from an independent party. Intangible assets with an indefinite life, namely certain tradenames, are not amortized. Intangible assets with a definite life are amortized on a straight-line basis, with estimated useful lives ranging from two to 20 years. Indefinite-lived intangible assets are tested for impairment annually, and will be tested for impairment between annual tests if an event occurs or circumstances change that would indicate that the carrying amount may be impaired. Intangible assets with a definite life are tested for impairment whenever events or circumstances indicate that a carrying amount of an asset (asset group) may not be recoverable. The Company has determined that no material impairments existed as of December 31, 2004. An impairment loss is recognized when the carrying amount of an asset exceeds the estimated undiscounted cash flows used in determining the fair value of the asset. The amount of the impairment loss to be recorded is calculated by the excess of the asset’s carrying value over its fair value. Fair value is generally determined using a discounted cash flow analysis. Costs related to internally developed intangible assets are expensed as incurred.

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

The majority of 3M’s sales agreements are for standard products and services with customer acceptance occurring upon delivery of the product or performance of the service. 3M also enters into agreements that contain multiple-elements (such as equipment, installation and service) or non-standard terms and conditions. For multiple-element arrangements, 3M recognizes revenue for delivered elements when the delivered item has stand-alone value to the customer, fair values of undelivered elements are known, customer acceptance has occurred, and there are only customary refund or return rights related to the delivered elements. In addition to the preceding conditions, equipment revenue is not recorded until the installation has been completed if equipment acceptance is dependent upon installation, or if installation is essential to the functionality of the equipment. Installation revenues are not recorded until installation has been completed. For prepaid service contracts, sales revenue is recognized on a straight-line basis over the term of the contract, unless historical evidence indicates the costs are incurred on other than a straight-line basis. License fee revenue is recognized as earned, with no revenue recognized until the inception of the license term. On occasion, agreements will contain milestones, or 3M will recognize revenue based on proportional performance. For these agreements, and depending on the specifics, 3M may recognize revenue upon completion of a substantive milestone, or in proportion to costs incurred.

Accounts Receivable and Allowances: Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company maintains allowances for bad debts, cash discounts, product returns and various other adjustments. The allowance for doubtful accounts and product returns are based on the best estimate of the amount of probable credit losses in existing accounts receivable and anticipated sales returns. The Company determines the allowances based on historical write-off experience by industry and regional economic data and historical sales returns. The Company reviews the allowance for doubtful accounts monthly. The Company does not have any off-balance-sheet credit exposure related to its customers.

Advertising and merchandising: These costs are charged to operations in the year incurred, and totaled $433 million in 2004, $405 million in 2003 and $372 million in 2002.

Research, development and related expenses: These costs are charged to operations in the year incurred and are shown on a separate line of the Consolidated Statement of Income. Research and development expenses, covering basic scientific research and the application of scientific advances to the development of new and improved products and their uses, totaled $759 million in 2004, $749 million in 2003 and $738 million in 2002. Related expenses primarily include technical support provided to customers for existing products by 3M laboratories.

Internal-use software: The Company capitalizes direct costs of materials and services used in the development of internal-use software. Amounts capitalized are amortized on a straight-line basis over a period of three to five years and are reported as a component of machinery and equipment within property, plant and equipment.

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

Income taxes: The provision for income taxes is determined using the asset and liability approach. Under this approach, deferred income taxes represent the expected future tax consequences of temporary differences between the carrying amounts and tax basis of assets and liabilities. The Company records a valuation allowance to reduce its deferred tax assets when uncertainty regarding their reliability exists. As of December 31, 2004, no valuation allowances were recorded.

Earnings per share: The difference in the weighted average shares outstanding for calculating basic and diluted earnings per share is attributable to the dilution associated with the Company’s stock-based compensation plans. Certain Management Stock Ownership Program average options outstanding during the years 2004, 2003 and 2002 were not included in the computation of diluted earnings per share because they would not have had a dilutive effect (6.6 million average options for 2004, 6.4 million average options for 2003 and 11.0 million average options for 2002). As discussed in Note 9 to the Consolidated Financial Statements, the conditions for conversion related to the Company’s $639 million in aggregate face amount of Convertible Notes have never been met; accordingly, there was no impact on 3M’s diluted earnings per share. If the conditions for conversion are met, 3M may choose to pay in cash and/or common stock; however, if this occurs, the Company has the intent and ability to settle this debt security in cash. The computations for basic and diluted earnings per share for the years ended December 31 follow:

Earnings Per Share Computations

(Amounts in millions, except per share amounts)	2004	2003	2002
Numerator:
Net income	$2,990	$2,403	$1,974

Denominator:
Denominator for weighted average common shares outstanding – basic	780.5	782.8	780.0

Dilution associated with the Company’s stock-based compensation plans	16.0	12.5	11.0

Denominator for weighted average common shares outstanding – diluted	796.5	795.3	791.0

Earnings per share – basic	$3.83	$3.07	$2.53
Earnings per share – diluted	3.75	3.02	2.50

Stock-based compensation: The intrinsic value method is used as prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and generally no compensation cost is recognized for either the General Employees’ Stock Purchase Plan (GESPP) or the Management Stock Ownership Program (MSOP). The GESPP is considered non-compensatory. In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation –Transition and Disclosure – an amendment of SFAS No. 123.” The Company has adopted the disclosure requirements of SFAS No. 148. Refer to Notes 14 and 15 for additional information concerning the GESPP and MSOP and also refer to additional discussion later in Note 1 concerning the impact of SFAS No. 123R. Pro forma amounts based on the options’ estimated Black-Scholes fair value, net of tax, at the grant dates for awards under the Company’s stock-based compensation plans for the years ended December 31 are as follows:

Stock-Based Compensation

Pro Forma Net Income and Earnings Per Share

(Millions, except per share amounts)	2004	2003	2002
Net income, as reported	$2,990	$2,403	$1,974
Add: Stock-based compensation expense included in net income, net of related tax effects	3	3	2
Deduct: Total stock-based compensation expense determined under fair value, net of related tax effects	(152)	(120)	(144)
Pro forma net income	2,841	2,286	1,832
Earnings per share – basic
As reported	$3.83	$3.07	$2.53
Pro forma	3.64	2.92	2.35
Earnings per share – diluted
As reported	$3.75	$3.02	$2.50
Pro forma	3.56	2.88	2.32

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

New Accounting Pronouncements

In January 2003, the FASB issued and subsequently revised FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.”  This interpretation addresses the requirements for business enterprises to consolidate related entities in which they are determined to be the primary economic beneficiary as a result of their variable economic interests. The interpretation provides guidance in evaluating multiple economic interests in an entity and in determining the primary beneficiary. Effective January 1, 2004, the Company adopted FIN 46. The Company reviewed its major commercial relationships and its overall economic interests with other companies, consisting of related parties, contracted manufacturing vendors, companies in which it has an equity position, and other suppliers to determine the extent of its variable economic interests in these parties. As a result of this review, 3M identified several immaterial manufacturing-supplier arrangements that had certain variable interest entity characteristics. 3M has concluded that it is not the primary beneficiary in any of these relationships and, therefore, has not consolidated any of these entities. 3M does not have any material exposure to these entities that would require disclosure. The adoption of this standard did not impact 3M’s consolidated results of operations or financial condition.

On December 8, 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the Medicare Act) was signed into law. Refer to Note 11 to the Consolidated Financial Statements for discussion of the Medicare Act.

In September 2004, the FASB’s Emerging Issues Task Force finalized EITF Issue No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” that would require the dilutive effect of shares from contingently convertible debt to be included in the diluted earnings per share calculation regardless of whether the contingency has been met. The Company has $639 million in aggregate face amount of 30-year zero coupon senior notes that are convertible into approximately 6 million shares of common stock if certain conditions are met. These conditions have never been met. The FASB is also in the process of amending SFAS No. 128, anticipated to be issued in 2005, which is expected to further address this and several other issues. Unless the Company takes steps to modify certain terms of this debt security, EITF Issue No. 04-08 and proposed SFAS No. 128R (when effective), would result in an increase of approximately 6 million shares to diluted shares outstanding to give effect to the contingent issuance of shares. Also, using the if-converted method, net income for the diluted earnings per share calculations would be adjusted for interest expense associated with this debt instrument. EITF Issue No. 04-08 would have been effective beginning with the Company’s 2004 fourth quarter. However, due to the FASB’s delay in issuing SFAS No. 128R and the Company’s intent and ability to settle this debt security in cash versus the issuance of stock, the impact of the additional diluted shares will not be included in the diluted earnings per share calculation until SFAS No. 128R is effective. Prior periods diluted shares outstanding and diluted earnings per share amounts will be restated to present comparable information when SFAS No. 128R is effective. The estimated annual reduction in 3M’s diluted earnings per share would have been approximately $.02 per share for total year 2004. Because the impact of this standard is ongoing, 3M’s diluted shares outstanding and diluted earnings per share amounts would be impacted until retirement or modification of certain terms of this debt security.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – An Amendment of ARB No. 43, Chapter 4”. SFAS No. 151 amends the guidance in Accounting Research Bulletin (ARB) No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS No. 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005, and is required to be adopted by the Company effective January 1, 2006. The Company does not expect SFAS No. 151 to have a material impact on 3M’s consolidated results of operations or financial condition.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets – An Amendment of APB Opinion No. 29”. SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS No 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for the fiscal periods beginning after June 15, 2005, and is required to be adopted by the Company effective January 1, 2006. The Company does not expect SFAS No. 153 to have a material impact on 3M’s consolidated results of operations or financial condition.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”. SFAS No. 123R supersedes APB Opinion No. 25, which requires recognition of an expense when goods or services are provided. SFAS No. 123R requires the determination of the fair value of the share-based compensation at the grant date and the recognition of the related expense over the period in which the share-based compensation vests. SFAS No. 123R permits a prospective or two modified versions of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by the original SFAS No. 123. The Company is required to adopt the provisions of SFAS No. 123R effective July 1, 2005, at which time the Company will begin recognizing an expense for unvested share-based compensation that has been issued or will be issued after that date. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption, January 1, 2005 for the Company, or for all periods presented. The Company has not yet finalized its decision concerning the transition option it will utilize to adopt SFAS No. 123R. The Company’s Management Stock Ownership Program (MSOP) is a three-year plan that requires shareholder approval at the May 2005 Annual Shareholder Meeting. The Company is considering various changes that will be detailed in the Company’s Definitive Proxy Statement, but will not be finalized until approval has been granted by the Company’s shareholders. The Company does expect the impact of the adoption of SFAS No. 123R to be material, but due to potential changes in the MSOP, future share-based compensation amounts may differ from the pro forma amounts disclosed earlier in Note 1 to the Consolidated Financial Statements.

In December 2004, the FASB issued FASB Staff Position (FSP) No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004”, which provides guidance under SFAS No. 109, “Accounting for Income Taxes,” with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the Jobs Act) on enterprises’ income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. The Jobs Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. FSP No. 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. The deduction is subject to a number of limitations and uncertainty remains as to how to interpret certain provisions in the Act. As such, the Company is not yet in a position to decide whether, and to what extent, the Company might repatriate foreign earnings that have not yet been remitted to the U.S. and, as provided for in FSP No. 109-2, the Company has not adjusted its tax expense or deferred tax liability to reflect the repatriation provisions of the Jobs Act. Based on the Company’s analysis to date, however, it is possible that the Company will repatriate an amount totaling between $800 million and $950 million, with the respective tax liability ranging from $40 million to $50 million. The Company expects to be in a position to finalize its assessment after issuance of further regulatory guidance and passage of statutory technical corrections.

NOTE 2.  Acquisitions and Divestitures

Year 2004 acquisitions:

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

In March 2004, 3M (Safety, Security and Protection Services Business) purchased 91 percent of the outstanding shares of Hornell Holding AB, a Swedish company, for approximately $95 million, including assumption of debt. This $95 million includes $57 million of cash paid (net of cash acquired) and the acquisition of $38 million of debt, most of which has been repaid. Subsequently, 3M acquired all of the remaining outstanding shares for approximately $6 million in cash. Hornell Holding AB is a global supplier of personal protective equipment for welding applications.

In August 2004, 3M (Health Care Business) purchased 100 percent of the outstanding shares of Info-X Inc., a U.S. company, for $17 million in cash (net of cash acquired). The acquired company provides coding compliance software and data for health care organizations.

Purchased identifiable intangible assets for these acquisitions are being amortized on a straight-line basis over lives ranging from two to 20 years (weighted-average life of 11 years). Research and development charges from these acquisitions totaled $1 million. Pro forma information related to these acquisitions is not included because the impact of these acquisitions, either individually or in the aggregate, on the Company’s consolidated results of operations is not considered to be material.

In September 2004, 3M and Corning Incorporated reached a settlement related to issues associated with 3M’s 2002 acquisition of Corning Precision Lens, Inc. (now called Precision Optics, Inc.). In September 2004, 3M received $30 million from Corning related to this settlement.

The purchase price allocations and the resulting impact on the Consolidated Balance Sheet relating to all 2004 acquisitions follow:

2004 ACTIVITY

Asset (Liability) (Millions)	HighJump Software, Inc.	Hornell Holding AB and Subsidiaries	Info-X Inc.	Precision Optics, Inc. (2004 activity)	Total Activity
Accounts receivable	$6	$7	$2	$—	$15
Inventories	—	9	—	—	9
Other current assets	1	1	—	—	2
Property, plant and equipment – net	1	6	—	—	7
Purchased intangible assets	18	21	5	(17)	27
Purchased goodwill	52	72	17	(13)	128
Deferred tax asset	3	—	—	—	3
Accounts payable and other current liabilities	(4)	(8)	(2)	—	(14)
Interest bearing debt	—	(38)	—	—	(38)
Deferred revenue	(6)	—	(3)	—	(9)
Other long-term liabilities	(5)	(7)	(2)	—	(14)

Net assets acquired	$66	$63	$17	$(30)	$116

Supplemental information:
Cash paid/(received)	$24	$66	$20	$(30)	$80
Less: Cash acquired	1	3	3	—	7
Cash paid, net of cash acquired	$23	$63	$17	$(30)	$73
Non-cash (3M shares at fair value)	43	—	—	—	43
Net assets acquired	$66	$63	$17	$(30)	$116

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

During the first quarter of 2003, 3M (Display and Graphics Business) finalized the purchase of Corning Precision Lens, Inc. (Precision Optics, Inc.), which was acquired in December 2002, exclusive of the settlement described previously under “Year 2004 acquisitions”. The impacts of finalizing the purchase price allocation, including a working capital adjustment and payment of direct acquisition expenses, are shown in the business combination activity table that follows.

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

The business combination activity for the year ended December 31, 2003, is summarized in the following table. Purchased identifiable intangible assets of $12 million are being amortized on a straight-line basis over lives ranging from 5 to 15 years (weighted-average life of 11.3 years). There were no in-process research and development charges associated with these acquisitions. Pro forma information related to these acquisitions is not included because the impact of these acquisitions, either individually or in the aggregate, on the Company’s consolidated results of operations is not considered to be material.

2003 ACTIVITY

Asset (Liability) (Millions)	Sumitomo 3M Limited	Precision Optics, Inc. (2003 activity)	Aggregation of Remaining Acquisitions	Total Activity
Accounts receivable	$—	$—	$4	$4
Inventory	9	—	14	23
Other current assets	—	—	1	1
Investments	—	—	(15)	(15)
Property, plant, and equipment – net	—	(3)	29	26
Purchased intangible assets	—	4	8	12
Purchased goodwill	289	8	11	308
Deferred tax asset	37	—	—	37
Accounts payable and other current liabilities	—	4	(6)	(2)
Minority interest liability	139	—	1	140
Other long-term liabilities	(97)	—	2	(95)

Net assets acquired	$377	$13	$49	$439

Year 2002 acquisitions:

In December 2002, 3M purchased 100% of the outstanding common shares of Corning Precision Lens, Inc., a wholly owned subsidiary of Corning Incorporated, for $850 million in cash. Corning Precision Lens, Inc. has become a wholly owned subsidiary of 3M, operating under the name 3M Precision Optics, Inc. The acquired company is a manufacturer of lens systems for projection televisions, which will broaden 3M’s technology position in the global display industry. The purchase agreement between 3M and Corning Incorporated contained a contingency. This contingency was based on the final working capital valuation of the assets purchased and liabilities assumed as of the acquisition date. This contingency was not booked in 3M’s balance sheet as of December 31, 2002, because the final amount of the asset or liability was not known. This contingency was resolved in 2003 and is described previously under “Year 2003 acquisitions”.

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

5) 3M (Health Care Business) purchased from GlaxoSmithKline the right to manufacture and distribute the Migril product line in certain African nations. Migril is an over-the-counter treatment for migraine headaches.

6) 3M (Industrial Business) purchased an 80% interest in certain assets of Shanghai Grinding Wheel Works, a Chinese company. These assets are being used to manufacture and sell coated abrasive products.

7) 3M (Electro and Communications Business) purchased an additional 6% of Quante AG (a telecommunications supplier).

The business combination activity for the year ended December 31, 2002, is summarized in the following table.  Purchased identifiable intangible assets of $45 million are being amortized on a straight-line basis over lives ranging from two to 17 years (weighted-average life of 10.6 years). There were no in-process research and development charges associated with these acquisitions. Pro forma information related to these acquisitions is not included because the impact of these acquisitions, either individually or in the aggregate, on the Company’s consolidated results of operations is not considered to be material.

2002 ACTIVITY

Asset (Liability) (Millions)	Precision Optics, Inc.	3M Inter-Unitek GmbH	Aggregation of Remaining Acquisitions	Total Activity

Accounts receivable	$36	$—	$7	$43
Inventory	21	5	5	31
Other current assets	1	—	—	1
Property, plant and equipment – net	107	—	11	118
Purchased indefinite-lived intangible assets	—	—	2	2
Purchased identifiable intangible assets	36	—	9	45
Purchased goodwill	672	12	101	785
Accounts payable and other current liabilities	(23)	—	(6)	(29)
Interest bearing debt	—	—	(4)	(4)
Minority interest liability	—	289	14	303
Other long-term liabilities	—	(2)	—	(2)

Net assets acquired	$850	$304	$139	$1,293

Cash, net of cash acquired	$850	$304	$104	$1,258
Non-cash (3M shares at fair value)	—	—	35	35

Net assets acquired	$850	$304	$139	$1,293

NOTE 3.  Goodwill and Intangible Assets

3M has 18 reporting units under the criteria set forth by SFAS No. 142. SFAS No. 142 requires that goodwill be tested for impairment at least annually and when reporting units are changed. The Company completed its annual goodwill impairment test in the fourth quarter of 2004 and determined that no goodwill was impaired.

Purchased goodwill from acquisitions totaled $141 million in 2004, none of which is deductible for tax purposes. Goodwill was reduced by $13 million as a result of the Corning Incorporated settlement. The increase in the goodwill balance in 2004 primarily relates to the 2004 business combinations previously discussed and changes in foreign currency exchange rates during the period. The goodwill balance by business segment follows:

Goodwill

(Millions)	Dec. 31, 2003 balance	2004 acquisition activity	2004 translation and other	Dec. 31, 2004 balance
Health Care	$513	$17	$45	$575
Industrial	323	52	37	412
Display and Graphics	903	(13)	(5)	885
Consumer and Office	56	—	3	59
Safety, Security and Protection Services	100	72	21	193
Electro and Communications	494	—	5	499
Transportation	30	—	2	32
Total Company	$2,419	$128	$108	$2,655

Acquired Intangible Assets

The carrying amount and accumulated amortization of acquired intangible assets as of December 31 follow:

(Millions)	2004	2003
Patents	$330	$320
Other amortizable intangible assets	162	125
Non-amortizable intangible assets (tradenames)	69	64
Total gross carrying amount	561	509

Accumulated amortization – patents	(187)	(153)
Accumulated amortization – other	(97)	(82)
Total accumulated amortization	(284)	(235)
Total intangible assets – net	$277	$274

Amortization expense for acquired intangible assets for the years ended December 31 follows:

(Millions)	2004	2003	2002
Amortization expense	$43	$41	$39

Expected amortization expense for acquired intangible assets recorded as of December 31, 2004 follows:

(Millions)	2005	2006	2007	2008	2009	After 2009
Amortization expense	$43	$34	$29	$27	$26	$49

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

The severance charges were taken in the quarter when management approved the plans and after severance benefits had been communicated to the employees. The accelerated depreciation (incremental charges resulting from shortened depreciable lives, primarily related to downsizing or consolidating manufacturing operations) related to assets included in property, plant and equipment. Estimated salvage values were based on estimates of proceeds upon sale of certain affected assets. The charges related to other exit activities included incremental costs and contractual obligations for items such as lease termination payments and other facility exit costs (such as demolition of buildings, inventory disposals, other) incurred as a direct result of this plan.

In connection with its restructuring plan, the Company eliminated a total of about 6,900 positions. These positions represented a wide range of functions throughout the Company. Of the 6,900 employment reductions, about 45% occurred in the United States, 30% in Europe and the balance in other international areas. All business segments were impacted directly and also indirectly through reduced allocations of corporate staff service costs. In order to enhance segment comparability and reflect management’s focus on ongoing operations, these restructuring costs were recorded in Corporate and Unallocated, not in the individual business segments.

Special termination pension and medical benefits, aggregating $43 million in 2002 and $62 million in 2001, were offered to eligible employees. Certain pension and medical benefits will generally be paid over their life expectancies.  The Company also recorded $3 million of non-cash stock option expense in 2002 ($8 million in 2001) due to the reclassification of certain employees age 50 and older to retiree status, resulting in a modification of their original stock option awards for accounting purposes. The current liabilities and a portion of the non-current liabilities were funded through cash provided by operations, while funding for certain long-term special termination pension and medical liabilities are provided through established pension and postretirement trust funds. The majority of the long-term portion of the liability, primarily special termination pension and medical liabilities, is reflected as a component of 3M’s pension and medical trust plans as a portion of the Accumulated Benefit Obligation (ABO). It is estimated that 3M’s benefit plans reflect approximately $24 million of restructuring-related long-term liabilities that had not yet been paid out by the trusts as of December 31, 2004. This amount is reduced gradually over time as the trust funds make payments.

The restructuring plan included actions in 25 locations in the United States, 27 in Europe, eight in the Asia Pacific area, 13 in Latin America and four in Canada. The Company did not discontinue any major product lines as a result of the restructuring plan. The restructuring charges did not include any write-down of goodwill or other intangible assets.

Selected information related to these charges follows:

2001/2002 Corporate Restructuring Program

(Millions)	Employee Severance and Benefits	Accelerated Depreciation	Other	Total
Charges
Year 2001 charges	$472	$80	$17	$569
Year 2002 charges	111	47	44	202
Total charges	$583	$127	$61	$771

Current liability at December 31, 2000	$—	$—	$—	$—

2001 charges	472	80	17	569
2001 cash payments	(155)	—	(4)	(159)
2001 non-cash and long-term portion of liability	(132)	(80)	—	(212)

Current liability at December 31, 2001	$185	$—	$13	$198

2002 charges	111	47	44	202
2002 cash payments	(267)	—	(39)	(306)
2002 reclassification from long-term portion of liability	47	—	—	47
2002 non-cash	(46)	(47)	—	(93)

Current liability at December 31, 2002	$30	$—	$18	$48

2003 cash payments	(29)	—	(17)	(46)

Current liability at December 31, 2003	$1	$—	$1	$2

2004 cash payments	(1)	—	(1)	(2)

Current liability at December 31, 2004	$—	$—	$—	$—

NOTE 5.  Supplemental Balance Sheet Information

(Millions)	2004	2003

Accounts receivable
Accounts receivable	$2,875	$2,813
Allowances	(83)	(99)
Accounts receivable – net	$2,792	$2,714

Inventories
Finished goods	$947	$921
Work in process	614	596
Raw materials	336	299
Total inventories	$1,897	$1,816

Other current assets
Product and other insurance receivables	$519	$448
Deferred income taxes	212	363
Prepaid expenses and other	543	543
Total other current assets	$1,274	$1,354

Investments
Available-for-sale (fair value)	$7	$12
Equity-method	22	21
Cash surrender value of life insurance policies, real estate and other (cost, which approximates fair value)	198	185
Total investments	$227	$218

Property, plant and equipment – at cost
Land	$279	$259
Buildings and leasehold improvements	4,619	4,353
Machinery and equipment	10,876	10,851
Construction in progress	415	286
Capital leases	101	92
Gross property, plant and equipment	16,290	15,841
Accumulated depreciation*	(10,579)	(10,232)
Property, plant and equipment – net	$5,711	$5,609

*Includes capital leases accumulated depreciation of $34 million for 2004 and $25 million for 2003.

Supplemental Balance Sheet Information (continued)

(Millions)	2004	2003

Other assets
Product and other insurance receivables	$381	$477
Deferred income taxes	132	183
Other	14	67
Total other assets	$527	$727

Other current liabilities
Accrued trade payables	$359	$393
Employee benefits and withholdings	219	289
Deferred income	226	196
Property and other taxes	174	171
Product and other claims	167	158
Deferred income taxes	18	12
Other	292	258
Total other current liabilities	$1,455	$1,477

Other liabilities
Non-funded pension and postretirement benefits	$737	$970
Employee benefits	530	527
Product and other claims	421	445
Deferred income taxes	1,284	426
Minority interest in subsidiaries	253	230
Deferred income	55	72
Capital lease obligations	71	70
Other	181	158
Total other liabilities	$3,532	$2,898

Accounts payable (included as a separate line item on the Consolidated Balance Sheet) includes drafts payable on demand of $68 million at December 31, 2004, and $67 million at December 31, 2003.

NOTE 6.  Supplemental Stockholders’ Equity and Comprehensive Income Information

Common stock ($.01 par value per share) of 3.0 billion shares is authorized, with 944,033,056 shares issued. During the third quarter of 2003, $4 million was transferred within stockholders’ equity from “Capital in excess of par value” to “Common stock” in connection with the two-for-one split of the Company’s common stock. Treasury stock is reported at cost, with 170,514,775 shares at December 31, 2004, 159,915,696 shares at December 31, 2003, and 163,641,694 shares at December 31, 2002. Preferred stock, without par value, of 10 million shares is authorized but unissued.

The components of the ending balances of accumulated other comprehensive income (loss) as of December 31 follow:

Accumulated Other Comprehensive Income (Loss)

(Millions)	2004	2003	2002
Cumulative translation – net	$282	$(208)	$(858)
Minimum pension liability adjustments – net	(110)	(1,303)	(1,130)
Debt and equity securities, unrealized gain – net	2	2	1
Cash flow hedging instruments, unrealized gain (loss) – net	(42)	(45)	(39)
Total accumulated other comprehensive income (loss)	$132	$(1,554)	$(2,026)

The minimum pension liability adjustment is calculated on an annual basis. If the accumulated benefit obligation (ABO) exceeds the fair value of pension assets, the employer must recognize a liability that is at least equal to the unfunded ABO. For the year ended December 31, 2004, the change in the minimum pension liability within accumulated other comprehensive income increased stockholders’ equity by $1.193 billion (after-tax). This increase was primarily the result of the assets being above the Accumulated Benefit Obligation for the U.S.

qualified plan, which caused the minimum pension liability recorded for the years ended December 31, 2003 and 2002 to be reversed. In the fourth quarter of 2003, 3M recorded a minimum pension liability adjustment within other comprehensive income of $173 million (net of tax), compared with $1.056 billion (net of tax) in the fourth quarter of 2002.

Income tax effects for cumulative translation are not significant because no tax provision has been made for the translation of foreign currency financial statements into U.S. dollars. Reclassification adjustments are made to avoid double counting in comprehensive income items that are also recorded as part of net income. A summary of these reclassification adjustments follows:

Reclassification Adjustments to Comprehensive Income

(Millions)	2004	2003	2002
Gains on sale of equity securities, net of tax provision of $1 million for 2004 and $2 million for 2002	$2	$—	$3
Write-down of equity securities, net of tax benefit of $3 million for 2002	—	—	(5)
Cash flow hedging instruments, gains (losses) – net of tax benefit of $32 million for 2004, $44 million for 2003 and $18 million for 2002	(51)	(96)	(30)

NOTE 7.  Supplemental Cash Flow Information

(Millions)	2004	2003	2002
Cash income tax payments	$1,109	$663	$398
Cash interest payments	70	85	80
Capitalized interest	8	9	20

Individual amounts on the Consolidated Statement of Cash Flows exclude the effects of acquisitions, divestitures and exchange rate impacts, which are presented separately.

In 2004, 3M purchased 100 percent of the outstanding common shares of HighJump Software, Inc., for approximately $66 million, which included $23 million of cash paid (net of cash acquired) plus 3M common stock that had a fair market value of $43 million. Dividends declared, but not paid at December 31, 2004, of $34 million were payable to minority interests in consolidated subsidiaries. In 2003, capital lease obligations of approximately $70 million were incurred, primarily related to a lease for a building in the United Kingdom (refer to Note 12 to the Consolidated Financial Statements for more information on capital leases). In 2002, 3M purchased certain assets and specified liabilities of Emtech Emulsion Technologies, Inc. and Emtech Manufacturing Corporation in exchange for shares of 3M common stock that had a fair market value of $35 million.

NOTE 8.  Income Taxes

Income Before Income Taxes and Minority Interest

(Millions)	2004	2003	2002
United States	$2,192	$1,848	$1,725
International	2,363	1,809	1,280
Total	$4,555	$3,657	$3,005

Provision for Income Taxes

(Millions)	2004	2003	2002
Currently payable
Federal	$559	$429	$43
State	(61)	81	12
International	692	577	332
Deferred
Federal	82	168	514
State	136	(27)	21
International	95	(26)	44
Total	$1,503	$1,202	$966

Components of Deferred Tax Assets and Liabilities

(Millions)	2004	2003
Accruals not currently deductible
Employee benefit costs	$157	$406
Product and other claims	219	222
Pension costs	(530)	194
Product and other insurance receivables	(323)	(242)
Accelerated depreciation	(614)	(601)
Other	133	129
Net deferred tax asset (liability)	$(958)	$108

Reconciliation of Effective Income Tax Rate

	2004	2003	2002
Statutory U.S. tax rate	35.0%	35.0%	35.0%
State income taxes – net of federal benefit	1.1	1.0	1.0
International income taxes – net	(1.7)	(1.4)	(2.5)
Foreign export sales benefit	(1.0)	(0.9)	(0.5)
U.S. business credits	(0.4)	(0.5)	(0.7)
All other – net	—	(0.3)	(0.2)
Effective worldwide tax rate	33.0%	32.9%	32.1%

In the third quarter of 2004, the Company made a $300 million tax deductible contribution to its U.S. qualified pension plan compared with a $600 million tax deductible contribution in 2003 and a $789 million tax deductible contribution in 2002. The Company also made additional contributions to certain international pension plans in 2004, 2003 and 2002. The current income tax provision includes a benefit for the pension contributions; the deferred tax provision includes a cost for the related temporary difference. Also in 2004, the Company reversed a majority of the minimum pension liability, which was initially recorded in 2002. The change in the year-end deferred tax balance includes the effect of reversing this minimum pension liability in addition to the annual provision for deferred income tax expense.

Annual tax provisions include amounts considered sufficient to pay assessments that may result from examination of prior year tax returns; however, the amount ultimately paid upon resolution of issues may differ materially from the amount accrued.

As a result of certain employment commitments and capital investments made by 3M, income from manufacturing activities in certain countries is subject to reduced tax rates or, in some cases, is exempt from tax for years through 2012. The income tax benefits attributable to the tax status of these subsidiaries are estimated to be $32 million (4 cents per diluted share) in 2004, $34 million (4 cents per diluted share) in 2003 and $27 million (3 cents per diluted share) in 2002.

On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the “Jobs Act”). The Jobs Act provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. In return, the Act also provides for a two-year phase-out of the existing extra-territorial income exclusion (ETI) for foreign sales that was viewed to be inconsistent with international trade protocols by the European Union. Uncertainty remains as to how to interpret numerous provisions in the Jobs Act. At this time, the Company does not expect the net effect of the phase-out of the ETI and the phase-in of this new deduction to materially impact the effective tax rate for 2005 and 2006.

Under the guidance in FASB Staff Position No. FAS 109-1, Application of SFAS No. 109, “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, the deduction will be treated as a “special deduction” as described in SFAS No. 109. As such, the special deduction has no effect on deferred tax assets and liabilities existing at the enactment date. Rather, the impact of this deduction will be reported in the period in which the deduction is claimed on the Company’s tax return.

In addition to the deduction for income from qualified domestic production activities, the Jobs Act also creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations and uncertainty remains as to how to interpret certain provisions in the Jobs Act. As such, the Company is not yet in a position to decide whether, and to what extent, it might repatriate foreign earnings that have not yet been remitted to the U.S. Based on the Company’s analysis to date, however, it is possible that the Company will repatriate an amount totaling between $800 million and $950 million, with the respective tax liability ranging from $40 million to $50 million. The Company expects to be in a position to finalize its assessment after issuance of further regulatory guidance and passage of statutory technical corrections.

As of December 31, 2004, approximately $5.6 billion of unremitted earnings attributable to international companies was considered to be indefinitely invested. The Company’s intention is to reinvest the indefinitely invested earnings permanently or to repatriate the earnings when it is tax effective to do so. It is not practicable to determine the amount of incremental taxes that might arise were these earnings to be remitted. However, the Company believes that U.S. foreign tax credits would largely eliminate any U.S. taxes and offset any foreign withholding taxes due on remittance. Provisions are made for estimated U.S. and foreign incomes taxes, less available tax credits and deductions, which may be incurred on the remittance of the Company’s share of subsidiaries’ undistributed earnings not deemed to be permanently reinvested. The Company is in the process of evaluating its position with respect to the indefinite investment of foreign earnings to take into account the possible election of the repatriation provisions contained in the Jobs Act. Therefore, the $5.6 billion of unremitted earnings noted above includes earnings that may be remitted as part of the Jobs Act. The status of the Company’s evaluation of these provisions is described above.

NOTE 9.  Long-Term Debt and Short-Term Borrowings

Long-term debt and short-term borrowings as of December 31 consisted of the following (with interest rates as of December 31, 2004):

Long-Term Debt

(Millions)	Currency/ Fixed vs. Floating	Effective Interest Rate*	Maturity Date	2004	2003
Convertible note	USD Fixed	0.50%	2032	$556	$553
Medium-term notes	USD Floating	2.38%	2005	400	750
Dealer remarketable securities	USD Fixed	5.67%	2010	350	350
6.375% note	USD Fixed	6.38%	2028	328	328
ESOP debt guarantee	USD Fixed	5.62%	2005-2009	202	238
Floating rate note	USD Floating	2.17%	2041	100	100
Floating rate note	USD Floating	2.12%	2044	62	—
Other borrowings	Various	2.30%	After 2009	134	152
Total long-term debt				$2,132	$2,471
Less: current portion of long-term debt				1,405	736
Long-term debt				$727	$1,735

Short-Term Borrowings and

Current Portion of Long-Term Debt

(Millions)	Effective Interest Rate*	2004	2003
Current portion of long-term debt	2.53%	$1,405	$736
U.S. dollar commercial paper	2.23%	671	288
Non-U.S. dollar commercial paper	—	—	156
Other borrowings	5.95%	18	22
Total short-term borrowings and current portion of long-term debt		$2,094	$1,202

Weighted-Average Effective Interest Rate*

	Total		Excluding ESOP debt
At December 31	2004	2003	2004	2003
Short-term	2.46%	2.74%	2.40%	2.65%
Long-term	3.82%	2.20%	3.30%	1.74%

* Debt tables reflect the effects of interest rate swaps at December 31; weighted-average effective interest rate table reflects the combined effects of interest rate and currency swaps at December 31.

Maturities of long-term debt for the five years subsequent to December 31, 2004 are as follows (in millions):

2005	2006	2007	2008	2009	Thereafter	Total
$1,405	$39	$40	$42	$44	$562	$2,132

Long-term debt payments due in 2005 include $350 million of dealer remarketable securities (final maturity 2010), $62 million of medium-term notes (final maturity 2044), and $556 million of convertible notes (final maturity 2032). These securities are classified as current portion of long-term debt as the result of put provisions associated with these debt instruments. In addition, payments due in 2005 include $400 million in medium-term notes and $37 million related to the ESOP.

The ESOP debt is serviced by dividends on stock held by the ESOP and by Company contributions. These contributions are not reported as interest expense, but are reported as an employee benefit expense in the Consolidated Statement of Income. Other borrowings includes debt held by 3M’s international companies and floating rate notes in the United States, with the long-term portion of this debt primarily comprised of U.S. dollar floating rate debt. At December 31, 2004, available short-term lines of credit globally totaled about $618 million, of which $88 million was utilized. The Company also has uncommitted lines of credit outside the United States totaling $637 million. Debt covenants do not restrict the payment of dividends.

In September 2003, the Company filed a shelf registration statement with the Securities and Exchange Commission relating to the potential offering of debt securities of up to $1.5 billion. This shelf registration became effective in October 2003. In December 2003, the Company established under the shelf a medium-term notes program through which up to $1.5 billion of medium-term notes may be offered. 3M plans to use the net proceeds from issuances of debt securities under this registration for general corporate purposes, including the repayment of debt; investments in or extensions of credit to 3M subsidiaries; or the financing of possible acquisitions or business expansion. At December 31, 2004, $62 million of medium-term notes had been issued under the medium-term notes program. The medium-term notes program and shelf registration have remaining capacity of approximately $1.438 billion.

On November 15, 2002, 3M sold $639 million in aggregate face amount of 30-year zero coupon senior notes (the “Convertible Notes”) that are convertible into shares of 3M common stock. The gross proceeds from the offering, to be used for general corporate purposes, were $550 million ($540 million net of issuance costs). The book value of the Convertible Notes at December 31, 2004, was $556 million. On February 14, 2003, 3M registered these Convertible Notes in a registration statement filed with the Securities and Exchange Commission. The terms of the Convertible Notes include a yield to maturity of .50% and an initial conversion premium of 40% over the $65.00 (split-adjusted) closing price of 3M common stock on November 14, 2002. If certain conditions for conversion (relating to the closing common stock prices of 3M exceeding the conversion trigger price for specified periods) are met, holders may convert each of the 30-year zero-coupon senior notes into 9.4602 shares of 3M common stock in any calendar quarter commencing after March 31, 2003. The conversion trigger price for the fourth quarter of 2004 was $119.40 per share. If the conditions for conversion are met, and 3M elects not to settle in cash, the 30-year zero-coupon senior notes will be convertible in the aggregate into approximately 6.0 million shares of 3M common stock. 3M may redeem the 30-year zero-coupon senior notes at any time in whole or in part, beginning November 21, 2007, at the greater of the accreted conversion price or the current market price. Holders of the 30-year zero-coupon senior notes have the option to require 3M to purchase their notes at accreted value on November 21 in the years 2005, 2007, 2012, 2017, 2022 and 2027. 3M may choose to pay the redemption purchase price in cash and/or common stock; however, if redemption occurs, the Company has the intent and ability to settle this debt security in cash. Debt issuance costs are amortized on a straight-line basis over a three-year period beginning in November 2002. The conditions for conversion have never been met; accordingly, there was no impact on 3M’s diluted earnings per share. For a discussion of accounting pronouncements that will affect accounting treatment for the Convertible Note, refer to Note 1 to the Consolidated Financial Statements for discussion of EITF Issue No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” and proposed SFAS No. 128R, “Earnings per Share”.

In December 2000, the Company issued $350 million of dealer remarketable debt securities, which are classified as current portion of long-term debt. The remarketable securities can be remarketed annually, at the option of the dealer, for a year each time, with a final maturity date of December 2010. In December 2004, the Company’s dealer remarketable securities were remarketed for one year. They were reissued with a fixed coupon rate of 5.67%.

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

Foreign Currency Forward and Option Contracts: The Company enters into foreign exchange forward contracts, options and swaps to hedge against the effect of exchange rate fluctuations on cash flows denominated in foreign currencies and certain intercompany financing transactions. These transactions are designated as cash flow hedges. At December 31, 2004, the Company had various open foreign exchange forward and option contracts, the majority of which had maturities of one year or less. The amounts at risk are not material because the Company has the ability to generate offsetting foreign currency cash flows. The settlement or extension of these derivatives will result in reclassifications to earnings in the period during which the hedged transactions affect earnings (from other comprehensive income). The maximum length of time over which 3M is hedging its exposure to the variability in future cash flows for a majority of the forecasted transactions, excluding those forecasted transactions related to the payment of variable interest on existing financial instruments, is 12 months. During the second quarter of 2002, the Company converted a foreign-currency based pricing contract into a dollar-based pricing contract. This resulted in the discontinuance of certain foreign currency cash flow hedges. The Company recognized a $10 million pre-tax loss (recorded in cost of sales) related to the discontinuance of these contracts in 2002. Hedge ineffectiveness was not material for the years 2004, 2003 and 2002.

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

At December 31, 2004, the Company had interest rate swaps with a fair value of $3 million ($21 million at December 31, 2003) designated as fair value hedges of underlying fixed rate obligations. The mark-to-market of these fair value hedges is recorded as gains or losses in interest expense and is offset by the gain or loss on the underlying debt instrument that is also recorded in interest expense. All existing fair value hedges are 100% effective and, thus, there is no impact on earnings due to hedge ineffectiveness.

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

Net Investment Hedging: As circumstances warrant, the Company uses foreign currency debt and forwards to hedge portions of the Company’s net investments in foreign operations. For hedges that meet the effectiveness requirements, the net gains or losses are recorded in cumulative translation within other comprehensive income, with any ineffectiveness recorded in cost of sales. Hedge ineffectiveness was not material in 2004, 2003 and 2002.

Commodity Price Management: The Company manages commodity price risks through negotiated supply contracts, price protection swaps and forward physical contracts. The Company uses commodity price swaps as cash flow hedges of forecasted transactions to manage price volatility. The related mark-to-market gain or loss on qualifying hedges is included in other comprehensive income to the extent effective (typically 100% effective), and reclassified into cost of sales in the period during which the hedged transaction affects earnings. 3M has hedged its exposure to the variability of future cash flows for certain forecasted transactions through 2005. No significant commodity cash flow hedges were discontinued during the years 2004, 2003 and 2002.

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

DERIVATIVES

Net of Tax	Twelve months ended December 31
(Millions)	2004	2003	2002

Unrealized gain/(loss) recorded in cumulative translation
Net investment hedging	$5	$—	$(17)

Cash flow hedging instruments balance and activity
Beginning balance	$(45)	$(39)	$9

Net unrealized holding gain/(loss)	(48)	(102)	(78)
Reclassification adjustment	51	96	30
Total activity	3	(6)	(48)

Ending balance	$(42)*	$(45)	$(39)

Tax expense or benefit (cash flow hedging instruments)
Net unrealized holding gain/(loss)	$29	$47	$46
Reclassification adjustment	(32)	(44)	(18)

* Based on exchange rates at December 31, 2004, the Company expects to reclassify to earnings over the next 12 months a majority of the cash flow hedging instruments after-tax loss of $42 million (with the impact largely offset by foreign currency cash flows from underlying hedged items).

Currency Effects: 3M estimates that year-on-year currency effects, including hedging impacts, increased net income by $181 million in 2004 and $73 million in 2003, and reduced net income by $35 million in 2002. This estimate includes the effect of translating profits from local currencies into U.S. dollars; the impact of currency fluctuations on the transfer of goods between 3M operations in the United States and abroad; and transaction gains and losses, including derivative instruments designed to reduce foreign currency exchange rate risks. 3M estimates that year-on-year derivative and other transaction gains and losses increased net income by $48 million in 2004, benefiting from lower year-on-year hedging losses. 3M estimates that year-on-year derivative and other transaction gains and losses decreased net income by $73 million in 2003 and $25 million in 2002.

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

Fair value of financial instruments: At December 31, 2004 and 2003, the Company’s financial instruments included cash and cash equivalents, accounts receivable, investments, accounts payable, borrowing, and derivative contracts. The fair values of cash and cash equivalents, accounts receivable, accounts payable, and short-term borrowings and current portion of long-term debt (except the $350 million dealer remarketable security and Convertible Note) approximated carrying values because of the short-term nature of these instruments. Available-for-sale investments and derivative contracts are reported at fair values. Fair values for investments held at cost are not readily available, but are estimated to approximate fair value. The carrying amounts and estimated fair values of other financial instruments based on third-party quotes as of December 31 follow:

Financial Instruments’ Carrying Amounts and Estimated Fair Values

	2004		2003
	Carrying	Fair	Carrying	Fair
(Millions)	Amount	Value	Amount	Value
Dealer remarketable securities	$350	$374	$350	$380
Convertible note	556	577	553	587
Long-term debt (excluding Convertible Note in 2003)	727	768	1,182	1,219

NOTE 11.  Pension and Postretirement Benefit Plans

3M has various company-sponsored retirement plans covering substantially all U.S. employees and many employees outside the United States. Pension benefits associated with these plans are generally based on each participant’s years of service, compensation, and age at retirement or termination. In addition to providing pension benefits, the Company provides certain postretirement health care and life insurance benefits for substantially all of its U.S. employees who reach retirement age while employed by the Company. Most international employees and retirees are covered by government health care programs. The cost of company-provided postretirement health care plans for international employees is not material and is combined with U.S. amounts.

On December 8, 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the Medicare Act) was signed into law. The Act expands Medicare to include coverage for prescription drugs. 3M sponsors medical programs, including prescription drug coverage for U.S. retirees. On May 19, 2004, the FASB issued FSP No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”, which requires current recognition of the federal subsidy that employers may receive for providing drug coverage to retirees. FSP No. 106-2 was effective for the Company July 1, 2004. The Company remeasured its plans’ assets and accumulated postretirement benefit obligation (APBO) as of June 30, 2004 to include the effects of the Medicare Act. The Medicare Act reduced the APBO by $240 million, which was partially offset by an increase to the APBO of $170 million as a result of the plan remeasurement. The net impact to the APBO was a reduction of $70 million. The remeasurement, including the impact of the Medicare Act, reduced expense by $8 million for the second half of 2004.

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

As previously disclosed in the Company’s June 30, 2004 and September 30, 2004 Form 10-Qs, in 2004, the Company’s U.S. plan measurement date was changed from September 30 to December 31. Information presented in the tables for U.S. plans for 2004 reflects a measurement date of December 31, 2004 and September 30 for 2003 and 2002. The primary reasons for this change include consistency between the U.S. and international dates, the increased clarity that results from having the same measurement and balance sheet dates, and administrative simplification. This change did not have a material impact on the determination of periodic pension cost or pension obligations.

Following is a summary of the funded status of the plans as of the plan measurement dates:

	Qualified and Non-qualified Pension Benefits
	United States		International
(Millions)	2004	2003	2004	2003

Projected benefit obligation	$8,949	$8,270	$3,896	$3,350
Accumulated benefit obligation	8,331	7,708	3,375	2,891
Plan assets	8,422	7,094	3,305	2,731
Funded status	(527)	(1,176)	(591)	(619)

Certain international pension plans were underfunded as of December 31, 2004 and 2003. The accumulated benefit obligations of these plans were $1.378 billion in 2004 and $764 million in 2003. The assets of these plans were $1.073 billion in 2004 and $402 million in 2003. The net underfunded amounts are included in current and other liabilities on the Consolidated Balance Sheet.

Following is a reconciliation of the beginning and ending balances of the benefit obligation and the fair value of plan assets as of the plan measurement dates:

	Qualified and Non-qualified Pension Benefits					Postretirement Benefits
	United States			International
(Millions)	2004		2003	2004	2003	2004	2003

Reconciliation of projected benefit obligation
Beginning balance	$8,270		$7,221	$3,350	$2,872	$1,712	$1,453
Service cost	164		148	101	100	52	47
Interest cost	483		474	166	145	100	96
Participant contributions	—		—	10	9	34	22
Foreign exchange rate changes	—		—	273	404	5	7
Plan amendments	3		5	(16)	(91)	—	(102)
Actuarial (gain) loss	618		889	187	6	74	329
Benefit payments	(613	)*	(491)	(118)	(96)	(185)	(140)
Settlements, curtailments, special termination benefits and other	24		24	(57)	1	—	—
Ending balance	$8,949		$8,270	$3,896	$3,350	$1,792	$1,712

Reconciliation of plan assets at fair value
Beginning balance	$7,094		$5,913	$2,731	$2,070	$877	$626
Actual return on plan assets	1,616		1,050	230	283	209	159
Company contributions	325	*	622	271	127	198	210
Participant contributions	—		—	11	9	34	22
Foreign exchange rate changes	—		—	237	337	—	—
Benefit payments	(613	)*	(491)	(118)	(96)	(185)	(140)
Settlements, curtailments, special termination benefits and other	—		—	(57)	1	—	—
Ending balance	$8,422		$7,094	$3,305	$2,731	$1,133	$877

* For the twelve months ended December 31, 2004, U.S. qualified and non-qualified pension benefit payments totaled $494 million and U.S. Company contributions totaled $320 million.

	Qualified and Non-qualified Pension Benefits				Postretirement Benefits
	United States		International
(Millions)	2004	2003	2004	2003	2004	2003
Funded status of plans
Plan assets at fair value less than benefit obligation	$(527)	$(1,176)	$(591)	$(619)	$(659)	$(835)
Unrecognized transition (asset) obligation	—	—	11	6	—	—
Unrecognized prior service cost (benefit)	89	100	(83)	(69)	(193)	(233)
Unrecognized net actuarial (gain) loss	2,121	2,648	1,023	857	919	1,051
Adjustment for fourth quarter	—	(1)	—	—	—	30
Net amount recognized	$1,683	$1,571	$360	$175	$67	$13

Amounts recognized in the Consolidated Balance Sheet as of December 31
Prepaid benefit cost	$1,851	$—	$559	$458	$143	$53
Accrued liabilities	(309)	(615)	(388)	(436)	(76)	(40)
Intangible assets	6	100	32	22	—	—
Accumulated other comprehensive income – pre-tax	135	2,086	157	131	—	—
Net amount recognized	$1,683	$1,571	$360	$175	$67	$13

Components of net periodic benefit cost and other supplemental information for the year ended December 31 follow:

Benefit Plan Information

	Qualified and Non-qualified Pension Benefits						Postretirement Benefits
	United States			International
(Millions)	2004	2003	2002	2004	2003	2002	2004	2003	2002

Service cost	$164	$148	$133	$101	$100	$88	$52	$47	$41
Interest cost	483	474	461	166	145	127	100	96	92
Expected return on plan assets	(627)	(621)	(606)	(202)	(179)	(154)	(87)	(78)	(71)
Amortization of transition (asset) obligation	—	—	—	5	3	3	—	—	—
Amortization of prior service cost (benefit)	14	14	14	(2)	2	7	(39)	(32)	(11)
Recognized net actuarial (gain) loss	159	30	3	43	28	16	84	55	17
Net periodic benefit cost	$193	$45	$5	$111	$99	$87	$110	$88	$68

Settlements, curtailments and special termination benefits	21	24	45	—	—	4	—	—	—
Net periodic benefit cost after settlements, curtailments and special termination benefits	$214	$69	$50	$111	$99	$91	$110	$88	$68

	Qualified and Non-qualified Pension Benefits						Postretirement Benefits
Weighted average assumptions used	United States			International
to determine benefit obligations	2004	2003	2002	2004	2003	2002	2004	2003	2002

Discount rate	5.75%	6.00%	6.75%	4.88%	4.95%	4.78%	5.75%	6.00%	6.75%
Compensation rate increase	4.30%	4.30%	4.60%	3.55%	3.46%	3.58%	4.30%	4.30%	4.60%

Weighted average assumptions used to determine net cost for years ended	2004	2003	2002	2004	2003	2002	2004	2003	2002

Discount rate	6.00%	6.75%	7.25%	4.95%	4.78%	5.23%	6.00%	6.75%	7.25%
Expected return on assets	9.00%	9.00%	9.00%	7.09%	7.27%	7.25%	9.39%	9.42%	9.48%
Compensation rate increase	4.30%	4.60%	4.60%	3.46%	3.58%	4.02%	4.30%	4.60%	4.60%

Assumed health care trend rates	2004	2003

Health care cost trend rate assumed for next year	10.00%	10.00%
Rate that the cost trend rate is assumed to decline to (ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend	2009	2008

Assumed health care trend rates have a significant effect on the amounts reported for the health care plans. A one percentage point change in assumed health cost trend rates would have the following effects:

Health Care Cost

(Millions)	One Percentage Point Increase	One Percentage Point Decrease
Effect on total of service and interest cost	$21	$(18)
Effect on postretirement benefit obligation	201	(169)

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

3M does not buy or sell any of its own stock as a direct investment for its pension and other postretirement benefit funds. However, due to external investment management of the funds, the plans may indirectly buy, sell or hold 3M stock. The aggregate amount of the shares would not be considered to be material relative to the aggregate fund percentages.

For the U.S. pension plan, the Company’s assumption for the expected return on plan assets was 9.0% in 2004. In developing the expected long-term rate of return assumption, the Company is provided projected returns by asset class from its pension investment advisors. Projected returns are based primarily on broad, publicly traded equity and fixed-income indices and forward-looking estimates of active investment management. The Company’s expected long-term rate of return on U.S. plan assets is based on an asset allocation assumption of 44% U.S. and 15% international equities, with an expected long-term rate of return of 7.5% for both U.S. and international equities; 13% private equities with an expected long-term rate of return of 12.5%; 28% fixed-income securities with an expected long-term rate of return of 5.0%; and an additional rate of return of 1.5% from active investment management. These assumptions result in a 9.0% weighted average rate of return on an annualized basis. The plan assets earned a rate of return in excess of 13% and 18% in 2004 and 2003, respectively, and substantially less than 9% in 2002. The average annual actual return on the plan assets over the past 10 and 25 years has been 11.7% and 12.5%, respectively. The Company is lowering the 2005 expected return on plan assets by 0.25 percentage points to 8.75%.

The U.S. plan’s asset allocation by asset category as of plan measurement dates follows:

	Target Allocation	Percentage of Plan Assets
Asset Category	2005	2004	2003
U.S. qualified pension plan
Domestic equity	44%	46%	42%
International equity	15	17	16
Fixed income	28	27	28
Private equity	13	9	9
Cash	—	1	5
Total	100%	100%	100%
Postretirement benefits measurement
Domestic equity	69%	79%	79%
International equity	2	3	3
Fixed income	11	10	9
Private equity	18	8	7
Cash	—	—	2
Total	100%	100%	100%

While the target asset allocations do not have a percentage allocated to cash, the plans will always have some cash due to cash flows. As of September 30, 2003, the plans had more cash than typically would be held due to third quarter cash contributions to the plans. The preceding postretirement allocation represents a weighted-average allocation for U.S. plans.

The international plans’ weighted-average asset allocation as of December 31, 2004 follows:

Asset Category	Percentage of Plan Assets
International pension plans
Domestic equity	30%
Foreign equity	23
Domestic fixed income	15
Foreign fixed income	9
Insurance	19
Real estate	2
Cash	2
Total	100%

The preceding asset allocations for international plans represent the top six countries by projected benefit obligation. These countries represent approximately 90% of the total international projected benefit obligation. The other countries’ asset allocations would not have a significant impact on the information presented.

3M made a third quarter 2004 special pension contribution of $300 million to its U.S. qualified pension plan. Also, in the third quarter of 2004, 3M made a plan design change to its Sumitomo 3M Japanese pension plan that changed the defined benefit plan to a hybrid defined contribution and cash balance plan. Prior to implementation of the plan design change, Japanese pension valuation methods required 3M to bring the plan to fully funded status. This required 3M to make a third quarter 2004 special pension contribution of $155 million. The plan design change reduced the liability by approximately $100 million. In addition, during the second half of 2005, 3M intends to transfer a portion of its Sumitomo 3M Japanese pension liabilities and assets to the government, as allowed by a Japanese government program. This program would allow 3M to transfer approximately $150 million in pension liabilities and $80 million in pension assets to the Japanese government.

In 2005, the Company expects to contribute an amount in the range of $100 million to $400 million to its U.S. and international pension plans, and approximately $150 million to its post-retirement plans. The Company does not have a required minimum pension contribution obligation for its U.S. plans in 2005. Therefore, the amount of the anticipated discretionary contribution could vary significantly depending on the U.S. plans funding status as of the 2005 measurement date and the anticipated tax deductibility of the contribution.

The following estimated benefit payments are payable from the plans to 2004 plan participants:

	Qualified and Non-qualified Pension Benefits		Postretirement Benefits	Medicare Subsidy Receipts
(Millions)	United States	International

2005 Benefit Payments	$480	$132	$135	$—
2006 Benefit Payments	490	136	144	20
2007 Benefit Payments	504	142	153	21
2008 Benefit Payments	519	151	160	22
2009 Benefit Payments	537	160	166	23
Following five years	3,007	941	873	118

NOTE 12.  Commitments and Contingencies

Capital and Operating Leases:

Rental expense under operating leases was $181 million in 2004, $162 million in 2003 and $137 million in 2002. It is 3M’s practice to secure renewal rights for leases, thereby giving 3M the right, but not the obligation, to maintain a presence in a leased facility. 3M’s primary capital lease, effective in April 2003, involves a building in the United Kingdom (with a lease term of 22 years). During the second quarter of 2003, 3M recorded a capital lease asset and obligation of approximately 33.5 million United Kingdom pounds (approximately $64 million at December 31, 2004 exchange rates). Minimum lease payments under capital and operating leases with non-cancelable terms in excess of one year as of December 31, 2004, were as follows:

(Millions)	Capital Leases	Operating Leases
2005	$5	$93
2006	5	56
2007	4	39
2008	5	19
2009	5	15
After 2009	82	118
Total	106	$340
Less: Amounts representing interest	31
Present value of future minimum lease payments	75
Less: Current obligations under capital leases	4
Long-term obligations under capital leases	$71

Warranties/Guarantees:

3M’s accrued product warranty liabilities, recorded on the Consolidated Balance Sheet as part of current and long-term liabilities, are estimated at approximately $22 million. 3M does not consider this amount to be material. The fair value of 3M guarantees of loans with third parties and other guarantee arrangements are not material.

Related Party Activity:

Purchases from related parties (largely related to companies in which 3M has an equity interest) totaled approximately $124 million in 2004 ($113 million in 2003 and $87 million in 2002). Receivables due from related parties (largely related to receivables from employees for relocation and other ordinary business expense advances) totaled approximately $34 million in 2004 ($44 million in 2003 and $25 million in 2002). 3M sales to related parties totaled approximately $91 million in 2004 ($96 million in 2003; not material in 2002). Indebtedness to 3M from related parties was not material in 2004, 2003 and 2002.

Legal Proceedings:

Discussion of legal matters is incorporated by reference from Part I, Item 3, Legal Proceedings, of this document, and should be considered an integral part of the Consolidated Financial Statements and Notes.

NOTE 13.  Employee Savings and Stock Ownership Plans

The Company sponsors employee savings plans under Section 401(k) of the Internal Revenue Code. These plans are offered to substantially all regular U.S. employees. Employee contributions of up to 6% of compensation are matched at rates ranging from 35% to 50%, with additional Company contributions depending upon Company performance. All Company contributions initially are invested in 3M common stock, with employee contributions invested in a number of investment funds pursuant to their elections. Vested employees may sell up to 50% of their 3M shares and diversify into other investment options.

The Company maintains an Employee Stock Ownership Plan (ESOP). This plan was established in 1989 as a cost-effective way of funding the majority of the Company’s contributions under 401(k) employee savings plans. Total ESOP shares are considered to be shares outstanding for earnings per share calculations.

Dividends on shares held by the ESOP are paid to the ESOP trust and, together with Company contributions, are used by the ESOP to repay principal and interest on the outstanding notes. The tax benefit related to dividends paid on unallocated shares was charged directly to equity and totaled approximately $4 million in 2004, $5 million in 2003 and $6 million in 2002. Over the life of the notes, shares are released for allocation to participants based on the ratio of the current year’s debt service to the remaining debt service prior to the current payment.

The ESOP has been the primary funding source for the Company’s employee savings plans. As permitted by AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans”, the Company has elected to continue its practices, which are based on Statement of Position 76-3, “Accounting Practices for Certain Employee Stock Ownership Plans” and subsequent consensus of the EITF of the FASB. Accordingly, the debt of the ESOP is recorded as debt, and shares pledged as collateral are reported as unearned compensation in the Consolidated Balance Sheet and Consolidated Statement of Changes in Stockholders’ Equity and Comprehensive Income. Unearned compensation is reduced symmetrically as the ESOP makes principal payments on the debt. Expenses related to the ESOP include total debt service on the notes, less dividends. The Company contributes treasury shares, accounted for at fair value, to employee savings plans to cover obligations not funded by the ESOP (reported as an employee benefit expense).

Employee Savings and Stock Ownership Plans

(Millions)	2004	2003	2002
Dividends on shares held by the ESOP	$33	$31	$31
Company contributions to the ESOP	15	17	17
Interest incurred on ESOP notes	12	14	16
Amounts reported as an employee benefit expense:
Expenses related to ESOP debt service	11	13	13
Expenses related to treasury shares	45	43	42

ESOP Debt Shares	2004	2003	2002
Allocated	16,200,282	15,494,346	14,815,180
Committed to be released	705,068	546,798	758,374
Unreleased	6,219,328	7,799,513	9,010,504
Total ESOP debt shares	23,124,678	23,840,657	24,584,058

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

General Employees’ Stock Purchase Plan

	2004		2003		2002
	Shares	Exercise Price*	Shares	Exercise Price*	Shares	Exercise Price*
Options granted	1,701,874	$69.65	1,812,055	$57.18	1,865,911	$51.49
Options exercised	(1,701,874)	69.65	(1,812,055)	57.18	(1,865,911)	51.49
Shares available for grant – December 31	13,751,060		15,452,934		17,264,989

*Weighted average

The weighted average fair value per option granted during 2004, 2003 and 2002 was $12.29, $10.09 and $9.09, respectively. The fair value of GESPP options was based on the 15% purchase price discount.

NOTE 15.  Management Stock Ownership Program (MSOP)

In May 2002, shareholders approved 45.4 million shares for issuance under the MSOP in the form of management stock options, restricted stock and stock appreciation rights. Under the plan, the Company has principally issued management stock options that are granted at market value at the date of grant. These options generally are exercisable one year after the date of grant and expire 10 years from the date of grant. Thus, outstanding shares under option include grants from previous plans. There were approximately 14,600 participants in the plan at December 31, 2004.

Management Stock Ownership Program

	2004		2003		2002
	Shares	Exercise Price*	Shares	Exercise Price*	Shares	Exercise Price*
Under option –
January 1	73,629,275	$52.42	71,187,226	$48.78	69,100,376	$44.06
Granted
Annual	12,499,425	84.39	12,571,075	61.91	12,472,134	64.43
Progressive (Reload)	892,425	83.10	1,048,236	66.86	826,092	61.25
Exercised	(8,686,381)	44.81	(10,942,261)	41.26	(11,011,778)	37.57
Canceled	(40,990)	79.85	(235,001)	39.29	(199,598)	64.50
December 31	78,293,754	$58.70	73,629,275	$52.42	71,187,226	$48.78
Options exercisable December 31	65,471,418	$53.91	60,663,659	$50.36	58,045,582	$46.13
Shares available for grant December 31	7,869,168		20,410,498		32,758,572

*Weighted average

MSOP Options Outstanding and Exercisable at December 31, 2004

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Remaining Contractual Life (months)*	Exercise Price*	Shares	Exercise Price*

$28.64-43.35	11,223,646	41	$37.70	11,203,330	$37.70
43.43-58.62	29,296,613	55	51.29	28,909,689	51.29
58.63-64.50	23,877,013	92	63.10	23,841,701	63.10
64.65-89.15	13,896,482	107	83.75	1,516,698	79.00

*Weighted average

For annual and progressive (reload) options, the weighted average fair value at date of grant was calculated utilizing the Black-Scholes option-pricing model and the assumptions that follow. The tax benefit charged directly to equity for employee stock options was $114 million in 2004, $95 million in 2003 and $77 million in 2002. Refer to Note 1 to the Consolidated Financial Statements for the impact of stock-based compensation on pro forma net income and earnings per share.

MSOP Assumptions

	Annual			Progressive (Reload)
	2004	2003	2002	2004	2003	2002
Exercise price	$84.39	$61.91	$64.50	$83.10	$66.86	$61.25
Risk-free interest rate	4.1%	2.6%	4.6%	2.7%	1.8%	2.6%
Dividend yield (2004, 2003)/growth rate (2002)	2.2%	2.1%	3.2%	2.2%	2.2%	3.2%
Volatility	23.8%	23.8%	25.0%	21.6%	23.7%	24.1%
Expected life (months)	73	66	66	39	32	28
Black-Scholes fair value	$20.30	$12.75	$16.76	$12.42	$9.44	$8.91

NOTE 16.  Business Segments

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

Safety, Security and Protection Services	Personal protection products, safety and security products, energy control products, commercial cleaning and protection products, floor matting, and roofing granules for asphalt shingles
Electro and Communications	Packaging and interconnection devices, insulating and splicing solutions for the electronics, telecommunications and electrical industries
Transportation

Automotive components, coated and nonwoven abrasives, tapes, abrasion-resistant films, structural adhesives, specialty materials for the transportation industry, and paint finishing and detailing products

Business Segment Information

(Millions)		Net Sales	Operating Income	Assets	Depr. and Amort.	Capital Expenditures
Health Care	2004	$4,230	$1,123	$2,636	$179	$165
	2003	3,995	1,027	2,544	169	144
	2002	3,560	900	2,409	166	183
Industrial	2004	3,792	661	2,771	214	167
	2003	3,354	458	2,655	212	161
	2002	3,147	487	2,685	191	158
Display and Graphics	2004	3,406	1,131	2,647	178	261
	2003	2,962	885	2,570	159	126
	2002	2,228	534	2,476	135	84
Consumer and Office	2004	2,861	542	1,468	104	106
	2003	2,607	460	1,378	108	86
	2002	2,444	448	1,354	108	90
Safety, Security and	2004	2,125	491	1,317	101	99
Protection Services	2003	1,928	437	1,139	100	46
	2002	1,686	338	1,097	97	105
Electro and Communications	2004	1,876	291	1,481	130	82
	2003	1,818	255	1,568	138	43
	2002	1,831	253	1,633	135	77
Transportation	2004	1,683	428	887	63	56
	2003	1,538	389	872	68	64
	2002	1,388	333	846	66	58
Corporate and	2004	38	(89)	7,501	30	1
Unallocated	2003	30	(198)	4,874	10	7
	2002	48	(247)	2,829	56	8
Total Company	2004	$20,011	$4,578	$20,708	$999	$937
	2003	18,232	3,713	17,600	964	677
	2002	16,332	3,046	15,329	954	763

Segment assets for the seven operating business segments (excluding Corporate and Unallocated) primarily include accounts receivable; inventory; property, plant and equipment – net; goodwill and intangible assets; and other miscellaneous assets. Assets included in Corporate and Unallocated principally are cash and cash equivalents; insurance receivables; deferred income taxes; certain investments and other assets, including prepaid pension assets; and certain unallocated property, plant and equipment. Corporate and Unallocated assets increased approximately $2.6 billion in 2004, primarily due to increases in prepaid pension assets ($2.0 billion) and increases in cash and cash equivalents ($0.9 billion), with partial offsets in other asset accounts. Corporate and Unallocated assets increased approximately $2.0 billion in 2003 due to increases in cash and cash equivalents ($1.2 billion), increases in other current assets and other assets primarily related to higher insurance receivables and prepaid items ($500 million), and goodwill increases related to the 2003 acquisition of an additional 25% of Sumitomo 3M ($300 million). For management reporting purposes, corporate goodwill (which at December 31, 2004, totaled approximately $360 million), is not allocated to the seven operating business segments. In Note 3 to the Consolidated Financial Statements, corporate goodwill has been allocated to the respective market segments as required by SFAS No. 142 for impairment testing.

Corporate and Unallocated operating income principally includes corporate investment gains and losses, certain derivative gains and losses, insurance-related gains and losses, certain litigation expenses, corporate restructuring program charges and other miscellaneous items. Because this category includes a variety of miscellaneous items, it is subject to fluctuation on a quarterly and annual basis. In 2004, Corporate and Unallocated operating income includes increases of $40 million in the respirator mask/asbestos litigation reserves, partially offset by a $20 million increase in the associated receivables resulting in a net cost of $20 million, and also includes a $6 million increase in implant litigation reserves and a $10 million decrease in implant receivables resulting in a net cost of $16 million. In 2003, this includes a pre-tax charge of $93 million recorded during the first quarter related to an adverse ruling associated with a lawsuit filed against 3M in 1997 by LePage’s Inc. Corporate and unallocated operating income in 2003 also includes increases of $231 million in the respirator mask/asbestos litigation reserves, partially offset by a $205 million increase in the associated receivables, resulting in a net cost of $26 million. In 2002, Corporate and Unallocated operating income includes charges of $202 million related to the 2001/2002 corporate restructuring program. Depreciation and amortization of $954 million included accelerated depreciation (shortened lives) of $47 million related to the restructuring plan (recorded in Corporate and Unallocated).

NOTE 17.  Geographic Areas

Geographic area information, which the Company uses as a secondary performance measure to manage its businesses, follows. Export sales and certain income and expense items are reported within the geographic area where the final sales to 3M customers are made.

Geographic Area Information

(Millions)		United States	Europe and Middle East	Asia Pacific	Latin America, Africa and Canada	Other Unallocated	Total Company
Net sales to customers	2004	$7,878	$5,070	$5,168	$1,844	$51	$20,011
	2003	7,581	4,624	4,335	1,651	41	18,232
	2002	7,426	4,035	3,431	1,392	48	16,332
Operating income	2004	$1,200	$995	$1,874	$502	$7	$4,578
	2003	1,213	800	1,373	436	(109)	3,713
	2002	1,180	685	1,009	390	(218)	3,046
Property, plant and	2004	$3,290	$1,284	$810	$327	$—	$5,711
equipment – net	2003	3,342	1,231	724	312	—	5,609
	2002	3,523	1,136	676	286	—	5,621

In 2003, operating income for other unallocated includes pre-tax charges of $93 million related to an adverse ruling in a lawsuit filed against 3M in 1997 by LePage’s Inc. In 2002, operating income for other unallocated includes losses totaling $202 million related to the 2001/2002 corporate restructuring program.

NOTE 18.  Quarterly Data (Unaudited)

(Millions, except per-share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Net sales
2004	$4,939	$5,012	$4,969	$5,091	$20,011
2003	4,318	4,580	4,616	4,718	18,232
Cost of sales
2004	$2,436	$2,452	$2,457	$2,613	$9,958
2003	2,211	2,323	2,322	2,429	9,285
Net income
2004	$722	$773	$775	$720	$2,990
2003	502	619	663	619	2,403
Earnings per share – basic
2004	$.92	$.99	$.99	$.93	$3.83
2003	.64	.79	.85	.79	3.07
Earnings per share – diluted
2004	$.90	$.97	$.97	$.91	$3.75
2003	.63	.78	.83	.77	3.02

Gross margin is calculated as net sales less cost of sales. An adverse ruling in a lawsuit filed against 3M in 1997 by LePage’s Inc. decreased net income for the first quarter of 2003 by $58 million, or 8 cents per diluted share (7 cents per diluted share for total year 2003).

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

a.  The Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in the Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

b.  The Company’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). The management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on the assessment, the management concluded that, as of December 31, 2004, the Company’s internal control over financial reporting is effective. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

c.  There was no significant change in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Documents Incorporated by Reference

In response to Part III, Items 10, 11, 12, 13 and 14, parts of the Company’s definitive proxy statement (to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year end of December 31, 2004) for its annual meeting to be held on May 10, 2005, are incorporated by reference in this Form 10-K.

Item 10. Directors and Executive Officers of the Registrant.  The information relating to directors and nominees of 3M is set forth under the caption “Proposal No. 1 – Election of Directors” in 3M’s proxy statement for its 2005 annual meeting of stockholders (“3M Proxy Statement”) and is incorporated by reference herein. Information about executive officers is included in Item 1 of this Annual Report on Form 10-K.

Code of Ethics. All of our employees, including our Chief Executive Officer and Chief Financial Officer, are required to abide by 3M’s long-standing business conduct policies to ensure that our business is conducted in a consistently legal and ethical manner. 3M has posted the text of such code of ethics on its website (http://www.3M.com/businessconduct). At the same website, any future amendments to the code of ethics will also be posted. Any person may request a copy of the code of ethics, at no cost, by writing to us at the following address:

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

Equity compensation plans information follows:

Equity Compensation Plans Information

	A	B	C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A)
Equity compensation plans approved by security holders
MSOP	78,293,754	$58.70	7,869,168
GESPP	—	—	13,751,060
Non-employee directors	—	—	560,733
Subtotal	78,293,754	$58.70	22,180,961
Equity compensation plans not approved by security holders	—	—	—
Total	78,293,754	$58.70	22,180,961

Item 13. Certain Relationships and Related Transactions.

No matters require disclosure.

Item 14. Principal Accounting Fees and Services. The information relating to principal accounting fees and services is set forth under the caption “Independent Auditor’s Fees” in 3M’s Proxy Statement and such information is incorporated by reference herein.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) (1) Financial Statements. The consolidated financial statements filed as part of this report are listed in the index to financial statements on page 37 as follows:

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

(a) (3) Exhibits. The exhibits are either filed with this report or incorporated by reference into this report. Exhibit numbers 10.1 through 10.16 are management contracts or compensatory plans or arrangements. See (b) “Exhibits” below.

(b) Exhibits.

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

(4.2) Indenture, dated as of November 21, 2002, between 3M and Citibank, N.A. with respect to Liquid Yield Option™ Notes zero coupon senior debt securities, is incorporated by reference from Registration No. 333-103234 on Form S-3 filed on February 14, 2003.

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

(10)  Material contracts and management compensation plans and arrangements:

(10.1)   3M 2002 Management Stock Ownership Program is incorporated by reference from our Proxy Statement for the 2002 Annual Meeting of Stockholders.

(10.2)   3M 1997 Management Stock Ownership Program is incorporated by reference from our Proxy Statement for the 1997 Annual Meeting of Stockholders.

(10.3)   3M 1992 Management Stock Ownership Program is incorporated by reference from our Proxy Statement for the 1992 Annual Meeting of Stockholders.

(10.4)   Form of award agreement for non-qualified stock options granted under the 2002 Management Stock Ownership Program.*

(10.5)   3M 1997 General Employees’ Stock Purchase Plan, as amended through November 8, 2004.*

(10.6)   3M VIP (Voluntary Investment Plan) Plus is incorporated by reference from Registration Statement No. 333-73192 on Form S-8, filed on November 13, 2001.

(10.7)   3M Deferred Compensation Plan, as amended through February 9, 2004, is incorporated by reference from our Form 10-K for the year ended December 31, 2003.

(10.8)   3M Executive Profit Sharing Plan, as amended through February 11, 2002, is incorporated by reference from our Form 10-K for the year ended December 31, 2003.

(10.9)   3M Performance Unit Plan, as amended through February 10, 2003 is incorporated by reference from our Form 10-K for the year ended December 31, 2003.

(10.10)   3M Compensation Plan for Non-Employee Directors, as amended, through November 8, 2004.*

(10.11)   3M 1992 Directors Stock Ownership Program, as amended through November 8, 2004.*

(10.12)   3M Executive Life Insurance Plan, as amended, is incorporated by reference from our Form 10-K for the year ended December 31, 2003.

(10.13)   Summary of Personal Financial Planning Services for 3M Executives is incorporated by reference from our Form 10-K for the year ended December 31, 2003.

(10.14)   Employment agreement dated as of December 4, 2000, between 3M and W. James McNerney, Jr. is incorporated by reference from our Form 10-K for the year ended December 31, 2000.

(10.15)   Employment agreement dated as of January 23, 2002, between 3M and Patrick D. Campbell is incorporated by reference from our Form 10-K for the year ended December 31, 2001.

(10.16)   Employment agreement dated as of November 19, 2002, between 3M and Richard F. Ziegler is incorporated by reference from our Form 10-K for the year ended December 31, 2002.

*Filed electronically herewith.

Filed electronically herewith:

(12)   Calculation of ratio of earnings to fixed charges.

(21)   Subsidiaries of the Registrant.

(23)   Consent of Independent Registered Public Accounting Firm.

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

Patrick D. Campbell,
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)
February 23, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 23, 2005.

Signature	Title

W. James McNerney, Jr.	Chairman of the Board and Chief Executive Officer (Principal Executive Officer and Director)
Linda G. Alvarado	Director
Edward A. Brennan	Director
Vance D. Coffman	Director
Michael L. Eskew	Director
Edward M. Liddy	Director
Robert S. Morrison	Director
Aulana L. Peters	Director
Rozanne L. Ridgway	Director
Kevin W. Sharer	Director
Louis W. Sullivan	Director

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