Form 10-Q
period 2005-03-31
3M CO
filed 2005-05-06
CIK 66740

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

Commission file number 1-3285

3M COMPANY

Delaware	41-0417775
State of Incorporation	I.R.S. Employer Identification No.

3M Center, St. Paul, Minnesota 55144
Principal executive offices

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

                Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes  ☒.   No  ☐.

Shares of common stock outstanding at March 31, 2005:  769,570,205.

This document (excluding exhibits) contains 36 pages.

The table of contents is set forth on page 2.

The exhibit index begins on page 34.

3M COMPANY

FORM 10-Q

For the Quarterly Period Ended March 31, 2005

3M COMPANY

FORM 10-Q

For the Quarterly Period Ended March 31, 2005

PART I.  Financial Information

Item 1.  Financial Statements.

Consolidated Statement of Income

(Unaudited)

3M Company and Subsidiaries

	Three months ended
	March 31
(Millions, except per share amounts)	2005	2004
Net sales	$5,166	$4,939
Operating expenses
Cost of sales	2,537	2,436
Selling, general and administrative expenses	1,114	1,104
Research, development and related expenses	291	282
Total	3,942	3,822
Operating income	1,224	1,117

Interest expense and income
Interest expense	20	19
Interest income	(16)	(10)
Total	4	9

Income before income taxes and minority interest	1,220	1,108
Provision for income taxes	396	366
Minority interest	15	20
Net income	$809	$722

Weighted average common shares outstanding—basic	771.7	782.9
Earnings per share—basic	$1.05	$.92

Weighted average common shares outstanding—diluted	787.0	799.5
Earnings per share—diluted	$1.03	$.90

Cash dividends paid per common share	$.42	$.36

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

Consolidated Balance Sheet

(Unaudited)

3M Company and Subsidiaries

	Mar. 31	Dec. 31
(Dollars in millions, except per share amount)	2005	2004

Assets
Current assets
Cash and cash equivalents	$2,669	$2,757
Accounts receivable—net	2,899	2,792
Inventories
Finished goods	954	947
Work in process	655	614
Raw materials and supplies	371	336
Total inventories	1,980	1,897
Other current assets	1,374	1,274
Total current assets	8,922	8,720

Investments	280	227
Property, plant and equipment	16,071	16,290
Less: Accumulated depreciation	(10,447)	(10,579)
Property, plant and equipment—net	5,624	5,711
Goodwill	2,590	2,655
Intangible assets	260	277
Prepaid pension and postretirement benefits	2,551	2,591
Other assets	528	527
Total assets	$20,755	$20,708

Liabilities and Stockholders’ Equity
Current liabilities
Short-term borrowings and current portion of long-term debt	$2,201	$2,094
Accounts payable	1,201	1,168
Accrued payroll	492	487
Accrued income taxes	950	867
Other current liabilities	1,393	1,455
Total current liabilities	6,237	6,071

Long-term debt	707	727
Other liabilities	3,521	3,532
Total liabilities	10,465	10,330

Commitments and contingencies (Note 7)

Stockholders’ equity
Common stock, $.01 par value, 944,033,056 shares issued	9	9
Capital in excess of par value	287	287
Retained earnings	16,051	15,649
Treasury stock, at cost; 174,462,851 shares at Mar. 31, 2005; 170,514,775 shares at Dec. 31, 2004	(5,843)	(5,503)
Unearned compensation	(179)	(196)
Accumulated other comprehensive income (loss)	(35)	132
Stockholders’ equity—net	10,290	10,378
Total liabilities and stockholders’ equity	$20,755	$20,708

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

Consolidated Statement of Cash Flows

(Unaudited)

3M Company and Subsidiaries

	Three months ended
	March 31
(Dollars in millions)	2005	2004

Cash Flows from Operating Activities
Net income	$809	$722
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	242	252
Company pension contributions	(54)	(47)
Deferred income tax provision	13	3
Changes in assets and liabilities
Accounts receivable	(168)	(185)
Inventories	(114)	(57)
Other current assets	(77)	(114)
Other assets—net of amortization	45	3
Accrued income taxes	140	139
Accounts payable	55	(26)
Other current liabilities	36	123
Other liabilities	71	120
Other—net	5	9
Net cash provided by operating activities	1,003	942

Cash Flows from Investing Activities
Purchases of property, plant and equipment (PP&E)	(235)	(158)
Proceeds from sale of PP&E and other assets	20	10
Acquisitions, net of cash acquired	—	(80)
Purchase of investments	(700)	—
Proceeds from sale of investments	613	9
Net cash used in investing activities	(302)	(219)

Cash Flows from Financing Activities
Change in short-term debt—net	48	(63)
Repayment of debt (maturities greater than 90 days)	(10)	(197)
Proceeds from debt (maturities greater than 90 days)	69	127
Purchases of treasury stock	(671)	(438)
Reissuances of treasury stock	195	134
Dividends paid to stockholders	(324)	(282)
Distributions to minority interests	(34)	—
Other—net	(23)	(12)
Net cash used in financing activities	(750)	(731)

Effect of exchange rate changes on cash
and cash equivalents	(39)	(10)

Net decrease in cash and cash equivalents	(88)	(18)
Cash and cash equivalents at beginning of year	2,757	1,836
Cash and cash equivalents at end of period	$2,669	$1,818

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1.  Basis of Presentation

The interim consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of the Company’s consolidated financial position, results of operations and cash flows for the periods presented.  These adjustments consist of normal, recurring items.  The results of operations for any interim period are not necessarily indicative of results for the full year. The interim consolidated financial statements and notes are presented as permitted by the requirements for Quarterly Reports on Form 10-Q.  This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and notes included in its 2004 Annual Report on Form 10-K.

Significant Accounting Policies

Earnings per share:  The difference in the weighted average shares outstanding for calculating basic and diluted earnings per share is attributable to the dilution associated with the Company’s stock-based compensation plans.  Certain Management Stock Ownership Program average options outstanding were not included in the computation of diluted earnings per share because they would not have had a dilutive effect (203,000 average options for the three months ended March 31, 2005; 135,000 average options for the three months ended March 31, 2004).  The conditions for conversion related to the Company’s $639 million in aggregate face amount of Convertible Notes were not met (refer to 3M’s 2004 Annual Report on Form 10-K, Note 9 to the Consolidated Financial Statements, for more detail); accordingly, there was no impact on 3M’s diluted earnings per share.  If the conditions for conversion are met, 3M may choose to pay in cash and/or common stock; however, if this occurs, the Company has the intent and ability to settle this debt security in cash.  Refer to the  “New Accounting Pronouncements” section that follows for discussion of EITF 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share”. The computations for basic and diluted earnings per share follow:

Earnings Per Share Computations

	Three months ended
	March 31
(Amounts in millions, except per share amounts)	2005	2004
Numerator:
Net income	$809	$722

Denominator:
Denominator for weighted average common shares outstanding—basic	771.7	782.9

Dilution associated with the Company’s stock-based compensation plans	15.3	16.6

Denominator for weighted average common shares outstanding—diluted	787.0	799.5

Earnings per share—basic	$1.05	$.92
Earnings per share—diluted	1.03	.90

Stock-based compensation:  The intrinsic value method is used as prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and generally no compensation cost is recognized for either the General Employees’ Stock Purchase Plan (GESPP) or the Management Stock Ownership Program (MSOP). The GESPP is considered non-compensatory. In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123.” The Company has adopted the disclosure requirements of SFAS No. 148. Refer to the “New Accounting Pronouncements” section that follows for discussion of SFAS No. 123R, “Share Based Payment”. Pro forma amounts based on the options’ estimated Black-Scholes fair value, net of tax, at the grant dates for awards under the Company’s stock-based compensation plans are as follows:

Stock-Based Compensation	Three months ended
Pro Forma Net Income and Earnings Per Share	March 31
(Millions, except per share amounts)	2005	2004
Net income, as reported	$809	$722
Add: Stock-based compensation expense included in net income, net of related tax effects	4	1
Deduct: Total stock-based compensation expense determined under fair value, net of related tax effects	(42)	(28)
Pro forma net income	771	695
Earnings per share—basic
As reported	$1.05	$.92
Pro forma	1.00	.89
Earnings per share—diluted
As reported	$1.03	$.90
Pro forma	.97	.87

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004). SFAS No. 123R supersedes APB Opinion No. 25.  Under APB Opinion No. 25, no compensation expense is recognized for stock option grants if the exercise price of the Company’s stock option grants is at or above the fair market value of the underlying stock on the date of grant. SFAS No. 123R requires the determination of the fair value of the share-based compensation at the grant date and the recognition of the related expense over the period in which the share-based compensation vests. The original effective date for SFAS No. 123R for the Company was July 1, 2005. However, on April 14, 2005, the Securities and Exchange Commission (SEC) adopted a new rule that amends the effective dates for SFAS No. 123R.  The SEC’s new rule allows companies to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005. Therefore, the Company plans to adopt SFAS No. 123R effective January 1, 2006.

In March 2005, the FASB issued FASB Interpretation No. (FIN) 47, “Accounting for Conditional Asset Retirement Obligations”.  FIN 47 clarifies the term “conditional asset retirement obligation” used in SFAS No. 143.  FIN 47 is effective for the Company no later than December 31, 2005.  The Company is in the process of evaluating whether FIN 47 will result in the recognition of additional asset retirement obligations for the Company.

In September 2004, the FASB’s Emerging Issues Task Force finalized EITF Issue No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” that would require the dilutive effect of shares from contingently convertible debt to be included in the diluted earnings per share calculation regardless of whether the contingency has been met. The Company has $639 million in aggregate face amount of 30-year zero coupon senior notes that are convertible into approximately six million shares of common stock if certain conditions are met. These conditions have never been met. The FASB is also in the process of amending SFAS No. 128, anticipated to be issued in 2005, which is expected to further address this and several other issues. Unless the Company takes steps to modify certain terms of this debt security, EITF Issue No. 04-08 and proposed SFAS No. 128R (when effective), would result in an increase of approximately six million shares to diluted shares outstanding to give effect to the contingent issuance of shares. Also, using the if-converted method, net income for the diluted earnings per share calculations would be adjusted for interest expense associated with this debt instrument. EITF Issue No. 04-08 would have been effective beginning with the Company’s 2004 fourth quarter. However, due to the FASB’s delay in issuing SFAS No. 128R and the Company’s intent and ability to settle this debt security in cash versus the issuance of stock, the impact of the additional diluted shares will not be included in the diluted earnings per share calculation until SFAS No. 128R is effective. Prior periods’ diluted shares outstanding and diluted earnings per share amounts will be restated to present comparable information when SFAS No. 128R is effective. The estimated annual reduction in 3M’s diluted earnings per share would have been approximately $.02 per share for total year 2004. Because the impact of this standard is ongoing, 3M’s diluted shares outstanding and diluted earnings per share amounts would be impacted until retirement or modification of certain terms of this debt security.

In December 2004, the FASB issued FASB Staff Position (FSP) No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004”, which provides guidance under SFAS No. 109, “Accounting for Income Taxes,” with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the Jobs Act) on enterprises’ income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. The Jobs Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. FSP No. 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. The deduction is subject to a number of limitations and uncertainty remains as to how to interpret certain provisions in the Act. As such, the Company is not yet in a position to decide whether, and to what extent, the Company might repatriate foreign earnings that have not yet been remitted to the U.S. and, as provided for in FSP No. 109-2, the Company has not adjusted its tax expense or deferred tax liability to reflect the repatriation provisions of the Jobs Act. Based on the Company’s analysis to date, however, it is possible that the Company will repatriate an amount totaling between $800 million and $950 million, with the respective tax liability ranging from $40 million to $50 million. The Company expects to be in a position to finalize its assessment after issuance of further regulatory guidance and enactment of statutory technical corrections.

NOTE 2.  Goodwill and Intangible Assets

As discussed in Note 8, 3M realigned its business segments and began reporting under this new structure effective January 1, 2005.  To reflect this new structure, the December 31, 2004, goodwill balances presented below reflect a $67 million reclassification from the Industrial segment to the Electro and Communications segment.  The business segment realignment also resulted in certain changes in reporting units for 3M.  3M has 18 reporting units under the criteria set forth by SFAS No. 142.  SFAS No. 142 requires that goodwill be tested for impairment at least annually and when reporting units are changed.  During the first quarter of 2005, the Company completed its assessment of any potential goodwill impairments under this new structure and determined that no impairments existed.

The goodwill balance by business segment as of March 31, 2005, and December 31, 2004, follow:

Goodwill (Millions)	Dec. 31, 2004 balance	2005 acquisition activity	2005 translation and other	Mar. 31, 2005 balance
Health Care	$575	$—	$(17)	$558
Industrial	345	—	(30)	315
Display and Graphics	885	—	1	886
Consumer and Office	59	—	—	59
Safety, Security and Protection Services	193	—	(5)	188
Electro and Communications	566	—	(14)	552
Transportation	32	—	—	32
Total Company	$2,655	$—	$(65)	$2,590

Acquired Intangible Assets

The carrying amount and accumulated amortization of acquired intangible assets as of March 31, 2005, and December 31, 2004, follow:

(Millions)	Mar. 31 2005	Dec. 31 2004
Patents	$324	$330
Other amortizable intangible assets	162	162
Non-amortizable intangible assets (tradenames)	66	69
Total gross carrying amount	552	561

Accumulated amortization—patents	(191)	(187)
Accumulated amortization—other	(101)	(97)
Total accumulated amortization	(292)	(284)
Total intangible assets—net	$260	$277

Amortization expense for acquired intangible assets for the quarters ended March 31, 2005 and 2004 follow:

(Millions)	Mar. 31 2005	Mar. 31 2004
Amortization expense	$12	$11

The table below shows expected amortization expense for acquired intangible assets recorded as of March 31, 2005:

(Millions)	Last 3 Quarters 2005	2006	2007	2008	2009	After 2009
Amortization expense	$32	$39	$32	$26	$24	$41

The preceding expected amortization expense is an estimate.  Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, changes in foreign currency exchange rates, impairment of intangible assets, accelerated amortization of intangible assets and other events.

NOTE 3.  Supplemental Stockholders’ Equity and Comprehensive Income Information

Accumulated Other Comprehensive Income (Loss)

(Millions)	Mar. 31 2005	Dec. 31, 2004
Cumulative translation—net	$70	$282
Minimum pension liability adjustments—net	(110)	(110)
Debt and equity securities, unrealized gain—net	2	2
Cash flow hedging instruments, unrealized gain (loss)—net	3	(42)
Total accumulated other comprehensive income (loss)	$(35)	$132

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

TOTAL COMPREHENSIVE INCOME	Three months ended March 31
(Millions)	2005	2004
Net Income	$809	$722
Other comprehensive income (loss)
Cumulative translation—net of $8 million tax provision in 2005 and net of $1 million tax benefit in 2004	(212)	(35)
Cash flow hedging instruments, unrealized gain (loss)—net of $26 million tax provision in 2005 and net of $11 million tax provision in 2004	45	19
Total comprehensive income	$642	$706

NOTE 4.  Long-Term Debt and Short-Term Borrowings

Credit support for outstanding commercial paper is provided by a $565 million credit agreement among a group of primary relationship banks.  In March 2005, the Company replaced its 364-day credit agreement with a five-year credit agreement with similar terms. This $565 million credit facility provides up to $115 million in letters of credit ($94 million of which was utilized at March 31, 2005), with provisions for increasing this limit up to $150 million.

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

DERIVATIVES Net of Tax	Three months ended March 31
(Millions)	2005	2004

Unrealized gain/(loss) recorded in cumulative translation
Net investment hedging	$(2)	$3

Cash flow hedging instruments balance and activity
Beginning balance	$(42)	$(45)

Net unrealized holding gain/(loss)	35	(1)
Reclassification adjustment	10	20
Total activity	45	19

Ending balance	$3 *	$(26)

Tax expense or benefit (cash flow hedging instruments)
Net unrealized holding gain/(loss)	$(20)	$—
Reclassification adjustment	(6)	(11)

*Based on exchange rates at March 31, 2005, the Company expects to reclassify to earnings over the next 12 months a majority of the cash flow hedging instruments after-tax gain of $3 million (with the impact largely offset by foreign currency cash flows from underlying hedged items).

NOTE 6.  Pension and Postretirement Benefit Plans

Components of net periodic benefit cost and other supplemental information for the three months ended March 31 follow:

Benefit Plan Information	Qualified and Non-qualified				Postretirement
	Pension Benefits				Benefits
	United States		International
(Millions)	2005	2004	2005	2004	2005	2004

Service cost	$44	$41	$27	$26	$14	$14
Interest cost	125	121	46	40	25	25
Expected return on plan assets	(165)	(157)	(56)	(49)	(23)	(21)
Amortization of transition (asset)obligation	—	—	1	1	—	—
Amortization of prior service cost (benefit)	3	3	(1)	—	(10)	(10)
Recognized net actuarial (gain) loss	45	40	15	11	21	22
Net periodic benefit cost	$52	$48	$32	$29	$27	$30

Settlements, curtailments and special termination benefits	5	9	—	—	—	—
Net periodic benefit cost after settlements, curtailments and special termination benefits	$57	$57	$32	$29	$27	$30

As previously disclosed, the Company expects to contribute in 2005 an amount in the range of $100 million to $400 million to its U.S. and international pension plans and approximately $150 million to its post-retirement plans.  However, the amount of the anticipated discretionary pension contribution could vary significantly depending on the U.S. plans’ funding status as of the 2005 measurement date and the anticipated tax deductibility of the contribution. The Company does not have a required minimum pension contribution obligation for its U.S. plans in 2005. For the three months ended March 31, 2005, contributions totaling $54 million were made to the Company’s U.S. and international pension plans.

NOTE 7.  Commitments and Contingencies

A description of the significant legal proceedings in which the company is involved, both in general and with respect to specific matters, is contained in the company’s Annual Report on Form 10-K for the period ending December 31, 2004, (the “Report”). This section describes significant developments since the preparation of the Report and should be read with reference to it. Unless specifically indicated, all previously reported matters remain pending.

Antitrust Litigation

The Company and plaintiff’s counsel in the previously disclosed twelve purported class actions filed in various state courts and a federal court in California on behalf of indirect purchasers of transparent tape have substantially negotiated a written settlement agreement of those actions. The settlement, if approved by the federal court, would also resolve the claims asserted in two additional such actions filed in state courts in Massachusetts and New Mexico after the settlement terms had been reached. The Company recorded a reserve with respect to the settlement agreement.

The United States District Court for the Eastern District of Pennsylvania denied a motion for summary judgment on liability brought by plaintiffs in the direct purchaser class action pending in that court, but determined that some (but not all) of the elements of the claim will be deemed established by virtue of the final judgment in the LePage’s case. The Company has moved for reconsideration of a portion of that ruling or in the alternative for certification of an immediate appeal, and the Court has scheduled oral arguments on the Company’s motion.

Respirator Mask/Asbestos Litigation

For more than 25 years, the Company has defended and resolved the claims of over 350,000 individual claimants alleging injuries from occupational dust exposures. As of March 31, 2005, the company is a named defendant, typically with multiple co-defendants, in numerous lawsuits in various courts that purport to assert claims by approximately 58,000 individual claimants and has accrued liabilities of $232 million and receivables for the likely amount of insurance recoveries of $437 million related to this litigation. Such accruals are subject to the various factors previously disclosed. The Company received $27 million from one insurer during the first quarter.

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

On March 24, 2005, the Mississippi Supreme Court denied the plaintiffs’ motion for rehearing of its decision announced on January 20, 2005 to reverse the $22.5 million jury verdict adverse to the Company that was returned in Holmes County, Mississippi, in 2001. The courts decision makes the judgment in the Company’s favor final.

Environmental Matters and Litigation

The Circuit Court of Morgan County, Alabama granted the Company’s motion to dismiss the named plaintiff’s personal injury-related claims in the purported class action lawsuit involving perfluorooctanyl chemistry that originally was filed in 2002 against the Company by a former employee of the Company’s Decatur, Alabama production facility, on the basis that such claims are barred by the exclusivity provisions of the state’s Workers Compensation Act. The Company’s other procedural motions are pending. The District Court for Washington County, Minnesota granted the Company’s motion to dismiss the claims for medical monitoring included in the purported class action brought by two county residents involving alleged emissions from the former perfluorooctanyl production facility at Cottage Grove, Minnesota. The Court rejected the Company’s dismissal motion with respect to other claims, and the plaintiffs have sought leave to file an amended complaint.

NOTE 8. Business Segments

Effective January 1, 2005, as part of the continuing effort to drive growth by aligning businesses around markets and customers, the Electronics Markets Materials Division and certain high temperature and display tapes (2004 sales of approximately $350 million) within the Industrial Business transferred to the Electro and Communications Business, and the converter markets product line (2004 sales of approximately $10 million) within the Transportation Business transferred to the Display and Graphics Business. Internal management reporting for these business segment transfers commenced January 1, 2005, with segment information for all periods presented adjusted to reflect the new segment structure.

Business Segment Information	Three months ended March 31
(Millions)	2005	2004

NET SALES

Health Care	$1,113	$1,031
Industrial	904	856
Display and Graphics	862	845
Consumer and Office	699	686
Safety, Security and Protection Services	557	527
Electro and Communications	557	551
Transportation	467	435
Corporate and Unallocated	7	8
Total Company	$5,166	$4,939

OPERATING INCOME

Health Care	$309	$262
Industrial	184	154
Display and Graphics	286	294
Consumer and Office	122	122
Safety, Security and Protection Services	133	125
Electro and Communications	103	77
Transportation	126	119
Corporate and Unallocated	(39)	(36)
Total Company	$1,224	$1,117

Corporate and unallocated operating income includes a variety of miscellaneous items and is subject to fluctuation on a quarterly and annual basis. First quarter 2005 corporate and unallocated operating income includes an amount related to the previously disclosed proposed settlement of the indirect tape purchasers’ antitrust class action (see Note 7 to the Consolidated Financial Statements). First quarter 2004 corporate and unallocated operating income includes expense related to a reduction in breast implant insurance receivables, primarily related to an arbitration panel ruling in the first quarter of 2004 that rejected the Company’s claims for recovery under certain of its claims-made policies.

SUPPLEMENTAL UNAUDITED BUSINESS SEGMENT INFORMATION

3M is also including supplemental unaudited business segment information on both an annual and quarterly basis for the years ended December 31, 2004, 2003 and 2002, reflecting adjusted historical information for the new segment structure.  The company began reporting results under this new structure effective January 1, 2005.

Supplemental Unaudited Annual Business Segment Information Based on Structure Effective January 1, 2005:

					Depr.	Capital
Business Segment Information		Net	Operating		and	Expendi-
(Millions)		Sales	Income	Assets	Amort.	tures
Health Care	2004	$4,230	$1,123	$2,636	$179	$165
	2003	3,995	1,027	2,544	169	144
	2002	3,560	900	2,409	166	183
Industrial	2004	3,444	610	2,395	181	154
	2003	3,070	425	2,339	185	139
	2002	2,943	478	2,406	168	154
Display and Graphics	2004	3,416	1,133	2,647	178	261
	2003	2,970	886	2,570	159	126
	2002	2,237	535	2,476	135	84
Consumer and Office	2004	2,861	542	1,468	104	106
	2003	2,607	460	1,378	108	86
	2002	2,444	448	1,354	108	90
Safety, Security and	2004	2,125	491	1,317	101	99
Protection Services	2003	1,928	437	1,139	100	46
	2002	1,686	338	1,097	97	105
Electro and Communications	2004	2,224	342	1,857	163	95
	2003	2,101	288	1,884	165	65
	2002	2,034	262	1,912	158	81
Transportation	2004	1,674	426	887	63	56
	2003	1,531	388	872	68	64
	2002	1,380	331	846	66	58
Corporate and	2004	37	(89)	7,501	30	1
Unallocated	2003	30	(198)	4,874	10	7
	2002	48	(246)	2,829	56	8
Total Company	2004	$20,011	$4,578	$20,708	$999	$937
	2003	18,232	3,713	17,600	964	677
	2002	16,332	3,046	15,329	954	763

Segment assets for the seven operating business segments (excluding Corporate and Unallocated) primarily include accounts receivable; inventory; property, plant and equipment—net; goodwill and intangible assets; and other miscellaneous assets. Assets included in Corporate and Unallocated principally are cash and cash equivalents; insurance receivables; deferred income taxes; certain investments and other assets, including prepaid pension assets; and certain unallocated property, plant and equipment. Corporate and Unallocated assets increased approximately $2.6 billion in 2004, primarily due to increases in prepaid pension assets ($2.0 billion) and increases in cash and cash equivalents ($0.9 billion), with partial offsets in other asset accounts. Corporate and Unallocated assets increased approximately $2.0 billion in 2003 due to increases in cash and cash equivalents ($1.2 billion), increases in other current assets and other assets primarily related to higher insurance receivables and prepaid items ($500 million), and goodwill increases related to the 2003 acquisition of an additional 25% of Sumitomo 3M ($300 million). For management reporting purposes, corporate goodwill (which at December 31, 2004, totaled approximately $360 million), is not allocated to the seven operating business segments. In Note 2 to the Consolidated Financial Statements, corporate goodwill has been allocated to the respective market segments as required by SFAS No. 142 for impairment testing.

SUPPLEMENTAL UNAUDITED BUSINESS SEGMENT INFORMATION (continued)

Corporate and Unallocated operating income principally includes corporate investment gains and losses, certain derivative gains and losses, insurance-related gains and losses, certain litigation expenses, corporate restructuring program charges and other miscellaneous items. Because this category includes a variety of miscellaneous items, it is subject to fluctuation on a quarterly and annual basis. In the fourth quarter of 2004, Corporate and Unallocated operating income included increases of $40 million in the respirator mask/asbestos litigation reserves, partially offset by a $20 million increase in the associated insurance receivables resulting in a net cost of $20 million, and in the first quarter of 2004 a decrease in breast implant insurance receivables resulted in a net cost of $16 million. In 2003, this included a pre-tax charge of $93 million recorded during the first quarter related to an adverse ruling associated with a lawsuit filed against 3M in 1997 by LePage’s Inc. Corporate and unallocated operating income in 2003 also included increases of $231 million in the respirator mask/asbestos litigation reserves, partially offset by a $205 million increase in the associated insurance receivables, resulting in a net cost of $26 million ($16 million in the fourth quarter of 2003; $4 million in the third quarter of 2003; $6 million in the first quarter of 2003). In 2002, Corporate and Unallocated operating income included charges of $202 million related to the 2001/2002 corporate restructuring program ($148 million in the second quarter of 2002; $54 million in the first quarter of 2002). Depreciation and amortization of $954 million included accelerated depreciation (shortened lives) of $47 million related to the restructuring plan (recorded in Corporate and Unallocated).

Supplemental Unaudited Quarterly Business Segment Information Based on Structure Effective January 1, 2005:

NET SALES		First	Second	Third	Fourth	Total
(Millions)		Quarter	Quarter	Quarter	Quarter	Year
Health Care	2004	$1,031	$1,049	$1,035	$1,115	$4,230
	2003	946	1,017	1,012	1,020	3,995
	2002	845	896	901	918	3,560
Industrial	2004	856	867	852	869	3,444
	2003	756	764	759	791	3,070
	2002	707	750	743	743	2,943
Display and Graphics	2004	845	884	843	844	3,416
	2003	663	721	774	812	2,970
	2002	507	585	574	571	2,237
Consumer and Office	2004	686	675	737	763	2,861
	2003	612	637	673	685	2,607
	2002	569	602	628	645	2,444
Safety, Security and	2004	527	547	525	526	2,125
Protection Services	2003	458	518	482	470	1,928
	2002	413	445	423	405	1,686
Electro and Communications	2004	551	572	557	544	2,224
	2003	500	532	524	545	2,101
	2002	490	532	513	499	2,034
Transportation	2004	435	409	409	421	1,674
	2003	379	381	384	387	1,531
	2002	347	337	350	346	1,380
Corporate and	2004	8	9	11	9	37
Unallocated	2003	4	10	8	8	30
	2002	12	14	11	11	48
Total Company	2004	$4,939	$5,012	$4,969	$5,091	$20,011
	2003	4,318	4,580	4,616	4,718	18,232
	2002	3,890	4,161	4,143	4,138	16,332

SUPPLEMENTAL UNAUDITED BUSINESS SEGMENT INFORMATION (continued)

Supplemental Unaudited Quarterly Business Segment Information Based on Structure Effective January 1, 2005:

OPERATING INCOME		First	Second	Third	Fourth	Total
(Millions)		Quarter	Quarter	Quarter	Quarter	Year
Health Care	2004	$262	$274	$277	$310	$1,123
	2003	238	263	272	254	1,027
	2002	220	213	224	243	900
Industrial	2004	154	158	157	141	610
	2003	122	96	106	101	425
	2002	112	129	126	111	478
Display and Graphics	2004	294	312	287	240	1,133
	2003	182	210	251	243	886
	2002	118	147	141	129	535
Consumer and Office	2004	122	123	150	147	542
	2003	110	108	128	114	460
	2002	105	108	121	114	448
Safety, Security and	2004	125	136	123	107	491
Protection Services	2003	105	131	111	90	437
	2002	86	92	89	71	338
Electro and Communications	2004	77	89	92	84	342
	2003	58	77	75	78	288
	2002	51	82	70	59	262
Transportation	2004	119	105	104	98	426
	2003	100	94	106	88	388
	2002	85	79	87	80	331
Corporate and	2004	(36)	(11)	(7)	(35)	(89)
Unallocated	2003	(134)	(19)	(19)	(26)	(198)
	2002	(64)	(164)	(7)	(11)	(246)
Total Company	2004	$1,117	$1,186	$1,183	$1,092	$4,578
	2003	781	960	1,030	942	3,713
	2002	713	686	851	796	3,046

SUPPLEMENTAL UNAUDITED GEOGRAPHIC AREA INFORMATION

NOTE 9.  Geographic Areas

Effective January 1, 2005, the company realigned its reporting for the African Region, which previously was included in the Latin America/Canada area, to the Europe and Middle East area. Provided below is supplemental unaudited segment information on an annual basis for the years ended December 31, 2004, 2003 and 2002, reflecting adjusted historical information for 3M's new geographic area structure. Reporting for this new geographic area structure commenced January 1, 2005. Geographic area information is used by the Company as a secondary performance measure to manage its businesses. Export sales and certain income and expense items are reported within the geographic area where the final sales to 3M customers are made.

Supplemental Unaudited Annual Geographic Area Information Based on Structure Effective January 1, 2005:

Geographic Area Information

			Europe,		Latin
			Middle		America	Other
		United	East and	Asia	and	Unallo-	Total
(Millions)		States	Africa	Pacific	Canada	cated	Company
Net sales to customers	2004	$7,878	$5,183	$5,168	$1,731	$51	$20,011
	2003	7,581	4,718	4,335	1,556	42	18,232
	2002	7,426	4,111	3,431	1,316	48	16,332
Operating income	2004	$1,200	$1,014	$1,874	$483	$7	$4,578
	2003	1,213	809	1,373	427	(109)	3,713
	2002	1,180	704	1,009	370	(217)	3,046
Property, plant and	2004	$3,290	$1,288	$810	$323	$—	$5,711
equipment—net	2003	3,342	1,235	724	308	—	5,609
	2002	3,523	1,139	676	283	—	5,621

In 2003, operating income for other unallocated includes pre-tax charges of $93 million related to an adverse ruling in a lawsuit filed against 3M in 1997 by LePage’s Inc. In 2002, operating income for other unallocated includes losses totaling $202 million related to the 2001/2002 corporate restructuring program.

NOTE 10.  Review Report of Independent Registered Public Accounting Firm

PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, has performed reviews of the unaudited interim consolidated financial statements included herein, and their review report thereon accompanies this filing.  Pursuant to Rule 436(c) of the Securities Act of 1933 (“Act”) their report on these reviews should not be considered a “report” within the meaning of Sections 7 and 11 of the Act and the independent registered public accounting firm liability under Section 11 does not extend to it.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of 3M Company:

We have reviewed the accompanying consolidated balance sheet of 3M Company and its subsidiaries as of March 31, 2005, and the related consolidated statements of income and of cash flows for the three-month periods ended March 31, 2005 and 2004. These interim financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States).  A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2004, and the related consolidated statements of income, of changes in stockholders’ equity and comprehensive income, and of cash flows for the year then ended, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004; and in our report dated February 14, 2005, we expressed unqualified opinions thereon. The consolidated financial statements and management’s assessment of the effectiveness of internal control over financial reporting referred to above are not presented herein. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2004, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Minneapolis, Minnesota

April 18, 2005

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

As disclosed in our 2004 Form 10-K, effective January 1, 2005, as part of the continuing effort to drive growth by aligning businesses around markets and customers, the Electronics Markets Materials Division and certain high temperature and display tapes (2004 sales of approximately $350 million) within the Industrial Business transferred to the Electro and Communications Business, and the converter markets product line (2004 sales of approximately $10 million) within the Transportation Business transferred to the Display and Graphics Business. In addition, effective January 1, 2005, the company realigned its reporting for the African Region, which previously was included in the Latin America/Canada area, to the Europe and Middle East area. Internal management reporting for these business segment and geographic area transfers commenced January 1, 2005, with segment and geographic area information for all periods presented adjusted to reflect these new structures.

For the three months ended March 31, 2005, 3M reported net sales of $5.166 billion and net income of $809 million, or $1.03 per diluted share, compared with net sales of $4.939 billion and net income of $722 million, or $.90 per diluted share, for the three months ended March 31, 2004.  The combination of a 4.6% increase in net sales and declining operating expenses as a percent of sales resulted in a 23.7% operating income profit margin.  The following table summarizes sales and operating income results by business segment.

	Three months ended March 31
	2005		2004		% change
(Dollars in millions)	Net Sales	Oper. Income	Net Sales	Oper. Income	Net Sales	Oper. Income

Health Care	$1,113	$309	$1,031	$262	7.9%	18.0%
Industrial	904	184	856	154	5.5%	19.8%
Display and Graphics	862	286	845	294	2.0%	(2.8)%
Consumer and Office	699	122	686	122	1.8%	(0.2)%
Safety, Security and Protection Services	557	133	527	125	5.6%	6.2%
Electro and Communications	557	103	551	77	1.0%	34.3%
Transportation	467	126	435	119	7.3%	5.8%
Corporate and Unallocated	7	(39)	8	(36)

Total Company	$5,166	$1,224	$4,939	$1,117	4.6%	9.5%

Sales growth for the three months ended March 31, 2005, was strongest in the Health Care; Transportation; Safety, Security and Protection Services; and Industrial segments.  Display and Graphics continues to be led by sales of display enhancement films used in flat panel devices, but was negatively impacted by the fourth-quarter 2004 phase out of the commercial videotape business and the continued decline in lens systems for the CRT rear-projection television market.  In Consumer and Office, 3M believes first-quarter 2005 sales were negatively impacted by customers buying in advance of price increases implemented in early 2005. While Electro and Communications sales were hurt by continued softness in the telecom industry and increasing competition in the flex circuit business, strong operational focus, restructuring benefits and portfolio management resulted in 34.3% operating income growth.  Refer to the Performance by Business Segment section for a more detailed discussion of the results for the respective segments.

Geographically, Asia Pacific led local-currency sales growth in the first quarter of 2005, with an increase of 6.9%.  Local-currency sales increased 3.3% in the combined Latin America and Canada area, increased 3.2% in the United States, and declined 3.8% in Europe. Currency effects increased international sales by 3.7%.  Foreign currency translation positively impacted European sales by 5.3%, combined Latin American/Canada sales by 4.5%, and Asia Pacific sales by 1.9%, as the U.S. dollar weakened against these currencies.

Operating income improvement for the three months ended March 31, 2005, was broad-based, with five of 3M’s seven business segments posting increases.  Operating income in the quarter was 23.7% of sales.  Currency impacts boosted first quarter 2005 operating income by an estimated $56 million.

3M generated $1.003 billion of operating cash flows for the three months ended March 31, 2005, a $61 million increase over the three months ended March 31, 2004. Cash and cash equivalents and short-term investments as of March 31, 2005 totaled $2.704 billion.  For the three months ended March 31, 2005, the Company utilized $995 million of cash to repurchase 3M common stock and pay dividends.  3M’s debt to total capital ratio (total capital defined as debt plus equity) as of March 31, 2005, was 22%.  3M has an AA credit rating from Standard & Poor’s and an Aa1 credit rating from Moody’s Investors Service.

3M expects higher sales growth, particularly in optical films, health care and developing markets, during the remainder of 2005.  While 3M faces an environment of rising raw material prices and a slowing rate of growth in mature economies, 3M believes it will continue to deliver strong financial performance.  3M continues to invest in world-class technology platforms and leverages these platforms to drive growth throughout its global business portfolio.  3M is continuing to pursue appropriate selling prices and expects to continue to drive productivity gains through its corporate initiatives.

RESULTS OF OPERATIONS

Net Sales:

Three Months Ended March 31, 2005
	Worldwide	U.S.	International
Net sales (millions)	$5,166	$1,936	$3,230
Components of net sales change:
Volume—core	1.5%	1.1%	1.8%
Volume—acquisitions	0.3	0.4	0.2
Volume—total	1.8	1.5	2.0
Price	0.5	1.7	(0.2)
Total local-currency sales	2.3	3.2	1.8
Translation	2.3	—	3.7
Total sales change	4.6%	3.2%	5.5%

In the first quarter of 2005, local-currency sales growth was led by display enhancement films and continued strengthening in many businesses, including Health Care and Transportation.  Acquisitions increased 2005 sales by approximately 0.3%, driven by the first quarter 2004 acquisitions of HighJump Software, Inc. and Hornell Holding AB.  Internationally, selling prices declined 0.2%.  Adjusting for the price decreases in LCD films and flex circuits, international pricing would have increased 0.4%.  Refer to the “Performance by Business Segment” section for additional discussion of sales change by segment.

On a geographic basis, all seven businesses in the Asia Pacific area posted local-currency sales growth in the first quarter of 2005. Asia Pacific local-currency sales increased 6.9%, with Japan local-currency sales down 1.6% and the rest of the Asia Pacific area up 13.0%.  The Company posted 3.3% local-currency sales growth in the combined Latin America and Canada area, with growth led by the Transportation and Consumer and Office businesses. U.S. sales growth was 3.2%, led by Health Care; Safety, Security and Protection Services; and the Industrial businesses.  In Europe, local-currency sales declined 3.8%, as the economies in Western Europe remained sluggish.

Operating Expenses:

	Three months ended		2005
	March 31		Versus
(Percent of net sales)	2005	2004	2004
Cost of sales	49.1%	49.3%	(0.2)%
Selling, general and administrative expenses	21.6	22.4	(0.8)
Research, development and related expenses	5.6	5.7	(0.1)
Operating income	23.7%	22.6%	1.1%

Cost of sales as a percent of net sales decreased 0.2 percentage points, helped by corporate initiatives, productivity gains, positive currency impacts, favorable product mix and selling price increases.  Raw material costs increased approximately 6% compared to the first quarter of 2004.  Cost of sales includes manufacturing, engineering and freight costs.

Selling, general and administrative (SG&A) expenses as a percent of net sales were down 0.8 percentage points compared to the first quarter of 2004.  SG&A expenses in U.S. dollars were up 1%.  On an ongoing basis, the Company is shifting SG&A expenses toward faster-growth businesses and geographic areas.

Operating Income:

3M uses operating income as one of its primary business segment performance measurement tools.  Operating income has steadily improved the past few years, helped by solid sales growth and positive benefits from 3M’s corporate initiatives.  In the first quarter of 2005, operating income totaled 23.7% of sales.

Interest Expense and Income:

	Three months ended
	March 31
(Millions)	2005	2004
Interest expense	$20	$19
Interest income	(16)	(10)
Total	$4	$9

While interest expense was relatively flat, interest income was $6 million higher than in the first quarter of 2004. Interest income benefited from higher cash balances and higher interest rates.

Provision for Income Taxes:

	Three months ended
	March 31
(Percent of pre-tax income)	2005	2004
Effective tax rate	32.5%	33.0%

The tax rate for the first three months of 2005 was 32.5%, compared with 33.0% in the first quarter of 2004.  This reduction is primarily due to the combination of the effects of the Medicare Modernization Act and the domestic manufacturer’s deduction, which was a part of the American Jobs Creation Act of 2004.

Minority Interest:

	Three months ended
	March 31
(Millions)	2005	2004
Minority interest	$15	$20

Minority interest represents the elimination of the non-3M ownership interests, primarily in Sumitomo 3M Limited (3M owns 75% of Sumitomo 3M Limited).  The decrease in the first quarter of 2005 related primarily to lower profits in Sumitomo 3M.

Currency Effects:

3M estimates that year-on-year currency effects, including hedging impacts, increased net income by approximately $35 million in the three months ended March 31, 2005.  This estimate includes the effect of translating profits from local currencies into U.S. dollars; the impact of currency fluctuations on the transfer of goods between 3M operations in the United States and abroad; and transaction gains and losses, including derivative instruments designed to reduce foreign currency exchange rate risks.  3M estimates that year-on-year derivative and other transaction gains and losses increased net income by approximately $15 million in the three months ended March 31, 2005, benefiting from lower year-on-year hedging losses.

Accounting Pronouncements:

Information regarding accounting pronouncements is included in Note 1 to the Consolidated Financial Statements.

PERFORMANCE BY BUSINESS SEGMENT

Disclosures relating to 3M’s business segments are provided in Note 8 to the Consolidated Financial Statements.

Information related to 3M’s business segments is presented in the tables that follow.  Local-currency sales (which includes both core and acquisition volume impacts plus price impacts) are provided for each segment.  The translation impact and total sales change are also provided for each segment.  Operating income in all segments benefited from continued savings from 3M’s corporate initiatives and positive currency effects.

Health Care Business:

	Three months ended
	March 31
	2005	2004
Sales (millions)	$1,113	$1,031
Sales change analysis:
Local currency (volume and price)	5.2%	2.2%
Translation	2.7	6.8
Total sales change	7.9%	9.0%

Operating income (millions)	$309	$262
Percent change	18.0%	9.9%
Percent of sales	27.8%	25.4%

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

Health Care reported local-currency sales growth of 5.2%.  First quarter 2005 sales were led by double-digit sales increases in Aldara™ (imiquimod) Cream, 5%, which was helped by growth in the dermatology market for the treatment of actinic keratosis and superficial basal cell carcinoma.  This segment also experienced solid growth in medical supplies, dental, orthodontics, and health information software businesses.  Operating income in Health Care was $309 million, up 18.0%.

3M and Takeda Pharmaceutical Co. Ltd. have entered into an agreement to collaborate on a potential breakthrough treatment utilizing an immune response modifier for cervical high-risk human papilloma virus (HPV) infection and cervical dysplasia, which are known risk factors for cervical cancer.  This immune response modifier currently is in early stage clinical trials, and 3M and Takeda will share further development costs.  The parties will commercialize jointly in the United States and Europe.  Takeda will hold commercial rights in certain countries in Asia, while 3M will retain the rights in other parts of the world.

Industrial Business:

	Three months ended
	March 31
	2005	2004
Sales (millions)	$904	$856
Sales change analysis:
Local currency (volume and price)	2.6%	7.0%
Translation	2.9	6.3
Total sales change	5.5%	13.3%

Operating income (millions)	$184	$154
Percent change	19.8%	26.1%
Percent of sales	20.4%	17.9%

The Industrial segment serves a broad range of industrial markets, from appliance and electronics to paper and packaging and food and beverage. Products include tapes, a wide variety of coated and non-woven abrasives, adhesives, specialty materials and supply chain execution software solutions.

In Industrial, local-currency sales grew 2.6% in the first quarter of 2005, with this growth following a strong first quarter last year.  Growth was led by abrasives and the industrial adhesives and tapes businesses.  Industrial continues to drive strong operational discipline, as operating income grew almost 20% to $184 million.

Display and Graphics Business:

	Three months ended
	March 31
	2005	2004
Sales (millions)	$862	$845
Sales change analysis:
Local currency (volume and price)	0.6%	20.5%
Translation	1.4	7.0
Total sales change	2.0%	27.5%

Operating income (millions)	$286	$294
Percent change	(2.8)%	61.9%
Percent of sales	33.2%	34.8%

The Display and Graphics segment serves markets that include electronic display, touch screen, traffic safety and commercial graphics. This segment includes optical film and lens solutions for electronic displays; touch screens and touch monitors; reflective sheeting for transportation safety; and commercial graphics systems.

Display and Graphics experienced 20.5% local-currency sales growth in the first quarter of 2004.  First-quarter local-currency sales in 2005 were up slightly year-on-year.  Film sales in 3M’s optical business reached an all-time high in the first quarter of 2005 as demand for LCD flat-panel display films re-accelerated.  Operating margins in the optical film business were in line with prior quarters.  The combination of the phase out of the commercial videotape business announced in the fourth quarter of 2004, along with the continued decline in lens systems for the CRT rear projection television market, negatively impacted both sales and operating income by approximately 2%.  Operating income decreased 2.8% to $286 million, with operating income totaling 33.2% of sales.

Consumer and Office Business:

	Three months ended
	March 31
	2005	2004
Sales (millions)	$699	$686
Sales change analysis:
Local currency (volume and price)	(0.5)%	7.4%
Translation	2.3	4.7
Total sales change	1.8%	12.1%

Operating income (millions)	$122	$122
Percent change	(0.2)%	10.8%
Percent of sales	17.4%	17.8%

The Consumer and Office segment serves markets that include consumer retail, office retail, education, home improvement, building maintenance and other markets. Products in this segment include office supply products, stationery products, construction and home improvement/home care products, protective material products, and visual systems products.

Following a strong 2004, Consumer and Office local-currency sales declined 0.5% in the first quarter of 2005. 3M believes first-quarter 2005 sales were negatively impacted by customers buying in advance of price increases implemented in early 2005.  The continuing decline in the visual systems business negatively impacted segment sales by approximately 2% in the quarter.  Operating income declined slightly, but exceeded 17% of sales.  3M expects new products to help drive significant growth through the rest of the year in Consumer and Office.

Safety, Security and Protection Services Business:

	Three months ended
	March 31
	2005	2004
Sales (millions)	$557	$527
Sales change analysis:
Local currency (volume and price)	3.0%	9.2%
Translation	2.6	5.9
Total sales change	5.6%	15.1%

Operating income (millions)	$133	$125
Percent change	6.2%	19.1%
Percent of sales	23.9%	23.8%

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

Safety, Security and Protection Services local-currency sales growth was 3.0%, driven by broad-based growth across the portfolio.  Geographically, sales growth was led by Latin America,  Asia Pacific and the United States.  The Hornell acquisition added about 1.9 percentage points of growth in the first quarter.  Operating income improved 6.2% to $133 million.

Electro and Communications Business:

	Three months ended
	March 31
	2005	2004
Sales (millions)	$557	$551
Sales change analysis:
Local currency (volume and price)	(1.4)%	5.6%
Translation	2.4	4.8
Total sales change	1.0%	10.4%

Operating income (millions)	$103	$77
Percent change	34.3%	32.0%
Percent of sales	18.4%	13.9%

The Electro and Communications segment serves the electrical, electronics and communications industries, including electrical utilities; electrical construction, maintenance and repair; OEM electrical and electronics; computers and peripherals; consumer electronics; telecommunications central office, outside plant and enterprise; as well as aerospace, military, automotive and medical markets; with products that enable the efficient transmission of electrical power and speed the delivery of information and ideas. Products include electronic and interconnect solutions, microinterconnect systems, high-performance fluids, high-temperature and display tapes, telecommunications products and electrical products.

Local-currency sales in Electro and Communications decreased 1.4% due to the continued softness of the telecom industry in Europe and increasing competition in the flex circuit business.  The Electronics Markets Materials Division, which moved to Electro and Communications from Industrial as part of the segment realignment, had a very good quarter. Strong operational focus, restructuring benefits and portfolio management resulted in an operating income increase of 34.3% to $103 million.

Transportation Business:

	Three months ended
	March 31
	2005	2004
Sales (millions)	$467	$435
Sales change analysis:
Local currency (volume and price)	4.5%	7.8%
Translation	2.8	6.9
Total sales change	7.3%	14.7%

Operating income (millions)	$126	$119
Percent change	5.8%	19.2%
Percent of sales	27.0%	27.3%

The Transportation segment serves markets that include automotive, automotive aftermarket, marine, aerospace and specialty vehicles. This segment provides components and products that are used in the manufacture, repair and maintenance of automotive, marine, aircraft and specialty vehicles.

In Transportation, local-currency sales growth was 4.5%, with operating income up 5.8% to $126 million.  Sales growth in this business continues to benefit from new products and solutions for customers, along with a strategy of replicating successful 3M solutions across several distinct segments of the transportation industry.

In March 2005, 3M’s automotive business finalized the purchase from TI&M Beteiligungsgesellschaft mbH of 19 percent of I&T Innovation Technology (I&T), which was founded in Austria in 1999.  3M and I&T will collaborate to deliver flat flexible wiring systems for automotive interior applications to the global automotive market. The purchase price of approximately $53 million is reported as “Investments” in the Consolidated Balance Sheet and as “Purchases of Investments” in the Consolidated Statement of Cash Flows.  Due to its distribution involvement and voting rights, the Company is using equity method accounting for its investment in I&T. The Company has a purchase option to buy an additional 31% investment of I&T after certain conditions have been met.  This purchase option expires December 31, 2008.  The Company also has a put option, which provides the Company the right to sell back its entire ownership interest in I&T, exercisable between January 1, 2007 and March 31, 2009, unless the Company exercises its purchase option before then.

FINANCIAL CONDITION AND LIQUIDITY

The Company’s net debt position is as follows:

	Mar. 31	Dec. 31
(Millions)	2005	2004

Total Debt	$2,908	$2,821
Less: Cash and cash equivalents and short-term investments	$2,704	$2,757
Net Debt	$204	$64

Total debt was approximately 22% of total capital (total capital is defined as debt plus equity), compared with approximately 21% at year-end 2004. 3M believes its ongoing cash flows provide ample cash to fund expected investments and capital expenditures. The Company has an AA credit rating from Standard & Poor’s and an Aa1 credit rating from Moody’s Investors Service.  The Company has sufficient access to capital markets to meet currently anticipated growth and acquisition investment funding needs.  The Company does not utilize derivative instruments linked to the Company’s stock.

The Company’s financial condition and liquidity remain strong.  Various assets and liabilities, including cash and short-term debt, can fluctuate significantly from month-to-month depending on short-term liquidity needs.  Primary short-term liquidity needs are provided through U.S. commercial paper and euro commercial paper issuances.  Medium-term note shelf borrowing capacity totaled $1.438 billion as of March 31, 2005.  Credit support for outstanding commercial paper is provided by a $565 million credit agreement among a group of primary relationship banks.  In March 2005, the Company replaced its 364-day credit agreement with a five-year credit agreement with similar terms. This $565 million credit facility provides up to $115 million in letters of credit ($94 million of which was utilized at March 31, 2005), with provisions for increasing this limit up to $150 million. This credit agreement requires 3M to maintain a capitalization ratio at no more than 0.60 to 1 at the end of each quarter. This ratio is calculated as funded debt (including all borrowed money and letters of credit utilized) to the sum of funded debt and equity. At March 31, 2005, this ratio was approximately 0.23 to 1.

Working capital (defined as current assets minus current liabilities) totaled $2.685 billion at March 31, 2005, increasing $36 million from December 31, 2004. The Company uses various working capital measures that place emphasis and focus on certain working capital assets and liabilities (i.e. accounts receivable, inventory, accounts payable). These measures may not be computed the same as similarly titled measures used by other companies.  The accounts receivable turnover index (defined as quarterly net sales multiplied by four, divided by ending net accounts receivable) totaled 7.13 at March 31, 2005, down from 7.29 at December 31, 2004.  Receivables increased $107 million, or 3.8%, compared with December 31, 2004, with strong March 2005 sales compared to December 2004 sales contributing to the increase.  The inventory turnover index (defined as quarterly factory cost multiplied by four, divided by ending inventory) was 4.92 at March 31, 2005, down from 5.29 at December 31, 2004.  Inventories increased $83 million, or 4.4%, compared with December 31, 2004.  Another working capital measure used by the Company also reflects the impact of accounts payable. This combined index (defined as quarterly net sales—fourth quarter at year-end—multiplied by four, divided by ending net accounts receivable plus inventory less accounts payable) was 5.62 at March 31, 2005, an improvement from 5.78 at December 31, 2004. Accounts payable increased $33 million compared with December 31, 2004.

Cash Flows from Operating Activities:

	Three months ended
	March 31
(Millions)	2005	2004

Net income	$809	$722
Depreciation and amortization	242	252
Company pension contributions	(54)	(47)
Company pension expense	89	86
Income taxes (deferred and accrued income taxes)	153	142
Accounts receivable	(168)	(185)
Inventories	(114)	(57)
Accounts payable	55	(26)
Other—net	(9)	55
Net cash provided by operating activities	$1,003	$942

Cash flows from operating activities can fluctuate significantly from period to period, as pension funding decisions, tax timing differences and other items can significantly impact cash flows.  In the first quarter of 2005, cash flows provided by operating activities increased $61 million.  This improvement was driven by higher net income, which increased $87 million.

The tables that follow show liability/receivable activity and pre-tax expense for breast implant and respirator masks/asbestos litigation.  Because of the time delay between payment of claims and receipt of insurance reimbursements, the March 31, 2005 and December 31, 2004, amounts for both breast implant and respirator mask/asbestos liabilities are less than expected insurance recoveries.  Thus, the expected net inflow of cash will increase future cash flows from operating activities.  The first quarter of 2004 includes $16 million in expense related to a reduction in breast implant insurance receivables, primarily related to an arbitration panel ruling in the first quarter of 2004 that rejected the Company’s claims for recovery under certain of its claims-made policies.  For a more detailed discussion of these and other legal proceedings, refer to Note 7 to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q and Part I, Item 3 of 3M’s 2004 Annual Report on Form 10-K.

LIABILITY AND RECEIVABLE ACTIVITY (Millions)	Three months ended Mar. 31 2005	Twelve months ended Dec. 31 2004

Breast implant liabilities:
Balance at beginning of period	$11	$13
Increase in liability during period	—	6
Cash fees and payments made	(1)	(8)
Balance at end of period	$10	$11

Breast implant insurance receivables:
Balance at beginning of period	$278	$338
Increase (decrease) in receivable during period	—	(10)
Cash received	(3)	(50)
Balance at end of period	$275	$278

Respirator mask/asbestos liabilities:
Balance at beginning of period	$248	$289
Increase in liability during period	—	40
Cash fees and payments made	(16)	(81)
Balance at end of period	$232	$248

Respirator mask/asbestos insurance receivables:
Balance at beginning of period	$464	$448
Increase in receivable during period	—	20
Cash received	(27)	(4)
Balance at end of period	$437	$464

PRE-TAX EXPENSE	Three months ended
	March 31
(Millions)	2005	2004

Breast implant	$—	$16
Respirator mask/asbestos	$—	$—

Cash Flows from Investing Activities:

	Three months ended
	March 31
(Millions)	2005	2004

Purchases of property, plant and equipment (PP&E)	$(235)	$(158)
Proceeds from sale of PP&E and other assets	20	10
Acquisitions, net of cash acquired	—	(80)
Purchases of investments	(700)	—
Proceeds from sale of investments	613	9
Net cash used in investing activities	$(302)	$(219)

Investments in property, plant and equipment are enabling growth in diverse markets, helping to meet product demand and increasing manufacturing efficiency.  The Company expects 2005 capital expenditures to total approximately $950 million, compared with $937 million in 2004.  In the first quarter of 2004, 3M entered into two business combination agreements.  3M acquired HighJump Software, Inc., a U.S. company that provides supply chain execution software and solutions.  3M also purchased 91 percent (subsequently increased to 100%) of the outstanding shares of Hornell Holding AB, a global supplier of personal protective equipment for welding applications.  Refer to Note 2 in 3M’s 2004 Annual Report on Form 10-K for additional information on these first-quarter 2004 business combinations.  The Company continues to review additional acquisition opportunities.

Purchases of investments in the first quarter of 2005 include the purchase from TI&M Beteiligungsgesellschaft mbH of 19 percent of I&T Innovation Technology (discussed previously under the Transportation business segment).  The purchase price of approximately $53 million is reported as “Investments” in the Consolidated Balance Sheet and as “Purchases of Investments” in the Consolidated Statement of Cash Flows. Other “Purchases of Investments” and all “Proceeds from Sale of Investments” in the first quarter of 2005 are attributable to auction rate securities, which are classified as available-for-sale. Prior period purchases of and proceeds from the sale of auction rate securities were classified as Cash and Cash Equivalents. At December 31, 2004, the amount of such securities was immaterial to Cash and Cash Equivalents taken as a whole, and accordingly have not been reclassified.

Cash Flows from Financing Activities:

	Three months ended
	March 31
(Millions)	2005	2004

Change in short-term debt—net	$48	$(63)
Repayment of debt (maturities greater than 90 days)	(10)	(197)
Proceeds from debt (maturities greater than 90 days)	69	127
Total change in debt	$107	$(133)
Purchases of treasury stock	(671)	(438)
Reissuances of treasury stock	195	134
Dividends paid to stockholders	(324)	(282)
Distributions to minority interests and other—net	(57)	(12)
Net cash used in financing activities	$(750)	$(731)

Total debt at March 31, 2005, was $2.908 billion, up from $2.821 billion at December 31, 2004, with the increase primarily related to commercial paper issuances.  There were no new long-term debt issuances in the first quarter of 2005.  In the first quarter of 2005, the increase in net short-term debt of $48 million includes the portion of short-term debt with original maturities of 90 days or less.  The repayment of debt and the proceeds from debt for maturities greater than 90 days related to commercial paper activity.

Repurchases of common stock are made to support the Company’s stock-based employee compensation plans and for other corporate purposes.  On November 8, 2004, the Board of Directors authorized the purchase of  $2.0 billion of the Company’s common stock between January 1, 2005 and January 31, 2006.  As of March 31, 2005, $1.372 billion remained available for repurchase.  Refer to the table titled “Issuer Purchases of Equity Securities” in Part II, Item 2, for more information.

In February 2005, the Board of Directors increased the quarterly dividend on 3M common stock by 16.7% to 42 cents per share, equivalent to an annual dividend of $1.68 per share. This marks the 47th consecutive year of dividend increases.  Other cash flows from financing activities include distributions to minority interests, changes in cash overdraft balances, and principal payments for capital leases.

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

Factors That Could Affect Future Results—Forward-looking statements are based on certain assumptions and expectations of future events that are subject to risks and uncertainties. Actual future results and trends may differ materially from historical results or those projected in any such forward-looking statements depending on a variety of factors, including, but not limited to, the following:

* Results and trends are impacted by the effects of, and changes in, worldwide economic conditions. The Company operates in more than 60 countries and derives approximately 60% of its revenues from outside the United States. The Company’s business may be affected by factors in the United States and other countries that are beyond its control, such as downturns in economic activity in a specific country or region; social, political or labor conditions in a specific country or region; or potential adverse foreign tax consequences.

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

* The Company’s growth objectives are largely dependent on the timing and market acceptance of its new product offerings, including its ability to renew its pipeline of new products and to bring those products to market. This ability may be adversely affected by difficulties or delays in product development, such as the inability to: identify viable new products; obtain adequate intellectual property protection; gain market acceptance of new products; or successfully complete clinical trials and obtain regulatory approvals. For example, new 3M pharmaceutical products, like any pharmaceutical under development, face substantial risks and uncertainties in the process of development and regulatory review. There are no guarantees that new products will prove to be commercially successful.

* The Company’s future results are subject to fluctuations in the costs and availability of purchased components and materials, including oil-derived compounds, due to market demand, currency exchange risks, material shortages and other factors. The Company depends on various components and materials supplied by others for the manufacturing of its products and it is possible that any of its supplier relationships could be interrupted or terminated in the future. Any sustained interruption in the Company’s receipt of adequate supplies could have a material adverse effect on the Company. In addition, while the Company has a process to minimize volatility in component and material pricing, no assurance can be given that the Company will be able to successfully manage price fluctuations due to market demand, currency risks or material shortages, or that future price fluctuations will not have a material adverse effect on the Company.

* There is the possibility that acquisitions and strategic alliances may not meet sales and/or profit expectations. As part of the Company’s strategy for growth, the Company has made and may continue to make acquisitions and enter into strategic alliances. However, there can be no assurance that the Company will be able to quickly integrate the acquired business and obtain the anticipated synergies or that acquisitions and strategic alliances will be beneficial to the Company.

* The Company’s future results may be affected if the Company generates less operating income from its corporate initiatives than estimated. 3M’s corporate initiatives include Six Sigma, Global Sourcing Effectiveness, 3M Acceleration, eProductivity and Global Business Processes. Cost reduction projects related to these initiatives are expected to contribute an additional $400 million to operating income in 2005. There can be no assurance that all of the estimated operating income improvements from the initiatives will be realized.

* The Company’s future results may be affected by various legal and regulatory proceedings, including those involving product liability, antitrust, environmental or other matters. The outcome of these legal proceedings may differ from the Company’s expectations because the outcomes of litigation, including regulatory matters, are often difficult to reliably predict. Various factors or developments can lead the Company to change current estimates of liabilities and related insurance receivables where applicable, or make such estimates for matters previously not susceptible of reasonable estimates, such as a significant judicial ruling or judgment, significant settlement or changes in applicable law. A future adverse ruling, settlement or unfavorable development could result in future charges that could have a material adverse effect on the Company’s results of operations or cash flows in any particular period. A specific factor that could increase the Company’s estimate of its future asbestos-related liabilities is the pending Congressional consideration of legislation to reform asbestos-related litigation and pertinent information derived from that process. For a more detailed discussion of the legal proceedings involving the Company and associated accounting estimates, see the discussion in Note 7 to the Consolidated Financial Statements and Part I, Item 3 of 3M’s 2004 Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

In the context of Item 3, market risk refers to the risk of loss arising from adverse changes in financial and derivative instrument market rates and prices, such as fluctuations in interest rates and currency exchange rates. For a discussion of sensitivity analysis related to these types of market risks, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in 3M’s Annual Report on Form 10-K for the year ended December 31, 2004. The Company believes that there have been no material changes in these market risks since year-end 2004.

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

3M COMPANY

FORM 10-Q

For the Quarterly Period Ended March 31, 2005

PART II. Other Information

Item 1. Legal Proceedings.

Discussion of legal matters is incorporated by reference from Part I, Item 1, Note 7, “Commitments and Contingencies”, of this document, and should be considered an integral part of Part II, Item 1, “Legal Proceedings”.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(e) Issuer Purchases of Equity Securities

Repurchases of common stock are made to support the Company’s stock-based employee compensation plans and for other corporate purposes. On November 8, 2004, the Board of Directors authorized the purchase of $2.0 billion of the Company’s common stock between January 1, 2005 and January 31, 2006.

Issuer Purchases of Equity Securities (registered pursuant to Section 12 of the Exchange Act)

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (Millions)
January 1-31, 2005	2,333,811	$82.66	2,245,000	$1,814
February 1-28, 2005	2,111,948	84.58	1,775,500	1,665
March 1-31, 2005	3,490,467	85.76	3,411,800	1,372
Total	7,936,226	$84.54	7,432,300	$1,372

(1) The total number of shares purchased includes: (i) shares purchased under the Board’s $2.0 billion authorization described above, and (ii) shares purchased in connection with the exercise of stock options (which combined totaled 88,811 shares in January 2005, 336,448 shares in February 2005, and 78,667 shares in March 2005).

Item 3. Defaults Upon Senior Securities.—No matters require disclosure.

Item 4. Submission of Matters to a Vote of Security Holders.—No matters require disclosure.

Item 5. Other Information.—No matters require disclosure.

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

(10) Material contracts and management compensation plans and arrangements:

(10.1)	3M 2002 Management Stock Ownership Program is incorporated by reference from our Proxy Statement for the 2002 Annual Meeting of Stockholders.

(10.2)	3M 1997 Management Stock Ownership Program is incorporated by reference from our Proxy Statement for the 1997 Annual Meeting of Stockholders.

(10.3)	3M 1992 Management Stock Ownership Program is incorporated by reference from our Proxy Statement for the 1992 Annual Meeting of Stockholders.

(10.4)	Form of award agreement for non-qualified stock options granted under the 2002 Management Stock Ownership Program, is incorporated by reference from our Form 10-K for the year ended December 31, 2004.

(10.5)	3M 1997 General Employees’ Stock Purchase Plan, as amended through November 8, 2004, is incorporated by reference from our Form 10-K for the year ended December 31, 2004.

(10.6)	3M VIP (Voluntary Investment Plan) Plus is incorporated by reference from Registration Statement No. 333-73192 on Form S-8, filed on November 13, 2001.

(10.7)	3M Deferred Compensation Plan, as amended through February 9, 2004, is incorporated by reference from our Form 10-K for the year ended December 31, 2003.

(10.8)	3M Executive Profit Sharing Plan, as amended through February 11, 2002, is incorporated by reference from our Form 10-K for the year ended December 31, 2003.

(10.9)	3M Performance Unit Plan, as amended through February 10, 2003 is incorporated by reference from our Form 10-K for the year ended December 31, 2003.

(10.10)	3M Compensation Plan for Non-Employee Directors, as amended, through November 8, 2004, is incorporated by reference from our Form 10-K for the year ended December 31, 2004.

(10.11)	3M 1992 Directors Stock Ownership Program, as amended through November 8, 2004, is incorporated by reference from our Form 10-K for the year ended December 31, 2004.

(10.12)	3M Executive Life Insurance Plan, as amended, is incorporated by reference from our Form 10-K for the year ended December 31, 2003.

(10.13)	Summary of Personal Financial Planning Services for 3M Executives is incorporated by reference from our Form 10-K for the year ended December 31, 2003.

(10.14)	Employment agreement dated as of December 4, 2000, between 3M and W. James McNerney, Jr. is incorporated by reference from our Form 10-K for the year ended December 31, 2000.

(10.15)	Employment agreement dated as of January 23, 2002, between 3M and Patrick D. Campbell is incorporated by reference from our Form 10-K for the year ended December 31, 2001.

(10.16)	Employment agreement dated as of November 19, 2002, between 3M and Richard F. Ziegler is incorporated by reference from our Form 10-K for the year ended December 31, 2002.

Filed electronically herewith:

(12)	Calculation of ratio of earnings to fixed charges.

(15)	A letter from the Company’s independent registered public accounting firm regarding unaudited interim consolidated financial statements.

(31.1)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

(31.2)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

(32.1)	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

(32.2)	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

3M COMPANY
(Registrant)

Date: May 6, 2005

By	/s/ Patrick D. Campbell

Patrick D. Campbell,

Senior Vice President and Chief Financial Officer

(Mr. Campbell is the Principal Financial Officer and has

 been duly authorized to sign on behalf of the Registrant.)