Form 10-Q
period 2005-06-30
3M CO
filed 2005-08-03
CIK 66740

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes  ☒.  No  ☐.

Shares of common stock outstanding at June 30, 2005:  765,071,989.

This document (excluding exhibits) contains 35 pages.

The table of contents is set forth on page 2.

The exhibit index begins on page 33.

3M COMPANY

FORM 10-Q

For the Quarterly Period Ended June 30, 2005

3M COMPANY

FORM 10-Q

For the Quarterly Period Ended June 30, 2005

PART I.  Financial Information

Item 1.  Financial Statements.

Consolidated Statement of Income

(Unaudited)

3M Company and Subsidiaries

(Millions, except per share amounts)	Three months ended		Six months ended
	June 30		June 30
	2005	2004	2005	2004
Net sales	$5,294	$5,012	$10,460	$9,951
Operating expenses
Cost of sales	2,594	2,452	5,131	4,888
Selling, general and administrative expenses	1,121	1,084	2,235	2,188
Research, development and related expenses	296	290	587	572
Total	4,011	3,826	7,953	7,648
Operating income	1,283	1,186	2,507	2,303

Interest expense and income
Interest expense	19	16	39	35
Interest income	(16)	(10)	(32)	(20)
Total	3	6	7	15

Income before income taxes and minority interest	1,280	1,180	2,500	2,288
Provision for income taxes	492	389	888	755
Minority interest	12	18	27	38
Net income	$776	$773	$1,585	$1,495

Weighted average common shares outstanding – basic	768.0	782.5	769.8	782.7
Earnings per share – basic	$1.01	$.99	$2.06	$1.91

Weighted average common shares outstanding – diluted	780.2	799.7	783.6	799.6
Earnings per share – diluted	$1.00	$.97	$2.02	$1.87

Cash dividends paid per common share	$.42	$.36	$.84	$.72

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

Consolidated Balance Sheet

(Unaudited)

3M Company and Subsidiaries

(Dollars in millions, except per share amounts)	Jun. 30 2005	Dec. 31 2004

Assets
Current assets
Cash and cash equivalents	$1,765	$2,757
Accounts receivable – net	2,951	2,792
Inventories
Finished goods	967	947
Work in process	671	614
Raw materials and supplies	382	336
Total inventories	2,020	1,897
Other current assets	1,212	1,274
Total current assets	7,948	8,720

Investments	274	227
Property, plant and equipment	15,923	16,290
Less: Accumulated depreciation	(10,407)	(10,579)
Property, plant and equipment – net	5,516	5,711
Goodwill	2,511	2,655
Intangible assets – net	241	277
Prepaid pension and postretirement benefits	2,510	2,591
Other assets	557	527
Total assets	$19,557	$20,708

Liabilities and Stockholders’ Equity
Current liabilities
Short-term borrowings and current portion of long-term debt	$1,103	$2,094
Accounts payable	1,201	1,168
Accrued payroll	475	487
Accrued income taxes	1,187	867
Other current liabilities	1,340	1,455
Total current liabilities	5,306	6,071

Long-term debt	706	727
Other liabilities	3,445	3,532
Total liabilities	$9,457	$10,330

Commitments and contingencies (Note 8)

Stockholders’ equity
Common stock, $.01 par value, 944,033,056 shares issued	9	9
Capital in excess of par value	287	287
Retained earnings	16,446	15,649
Treasury stock, at cost; 178,961,067 shares at Jun. 30, 2005; 170,514,775 shares at Dec. 31, 2004	(6,175)	(5,503)
Unearned compensation	(176)	(196)
Accumulated other comprehensive income (loss)	(291)	132
Stockholders’ equity – net	10,100	10,378
Total liabilities and stockholders’ equity	$19,557	$20,708

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

Consolidated Statement of Cash Flows

(Unaudited)

3M Company and Subsidiaries

(Dollars in millions)	Six months ended June 30

	2005	2004

Cash Flows from Operating Activities
Net income	$1,585	$1,495
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	479	497
Company pension contributions	(76)	(70)
Deferred income tax provision	(46)	7
Changes in assets and liabilities
Accounts receivable	(291)	(223)
Inventories	(193)	(129)
Other current assets	55	(125)
Other assets – net of amortization	36	107
Accrued income taxes	420	310
Accounts payable	83	18
Other current liabilities	(17)	194
Other liabilities	108	160
Other – net	28	(4)
Net cash provided by operating activities	2,171	2,237

Cash Flows from Investing Activities
Purchases of property, plant and equipment (PP&E)	(452)	(378)
Proceeds from sale of PP&E and other assets	28	20
Acquisitions, net of cash acquired	—	(86)
Purchases of investments	(955)	—
Proceeds from sale of investments	896	9
Net cash used in investing activities	(483)	(435)

Cash Flows from Financing Activities
Change in short-term debt – net	(580)	(65)
Repayment of debt (maturities greater than 90 days)	(480)	(351)
Proceeds from debt (maturities greater than 90 days)	69	130
Purchases of treasury stock	(1,185)	(792)
Reissuances of treasury stock	287	352
Dividends paid to stockholders	(647)	(564)
Distributions to minority interests	(45)	—
Other – net	9	(23)
Net cash used in financing activities	(2,572)	(1,313)

Effect of exchange rate changes on cash and cash equivalents	(108)	(11)

Net increase (decrease) in cash and cash equivalents	(992)	478
Cash and cash equivalents at beginning of year	2,757	1,836
Cash and cash equivalents at end of period	$1,765	$2,314

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1.  Basis of Presentation

The interim consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of the Company’s consolidated financial position, results of operations and cash flows for the periods presented.  These adjustments consist of normal, recurring items.  The results of operations for any interim period are not necessarily indicative of results for the full year. The interim consolidated financial statements and notes are presented as permitted by the requirements for Quarterly Reports on Form 10-Q.  This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and notes included in its 2004 Annual Report on Form 10-K and the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2005.

Significant Accounting Policies

Earnings per share:  The difference in the weighted average shares outstanding for calculating basic and diluted earnings per share is attributable to the dilution associated with the Company’s stock-based compensation plans.  Certain Management Stock Ownership Program (MSOP) options outstanding were not included in the computation of diluted earnings per share because they would not have had a dilutive effect (13.2 million average options for the three months ended June 30, 2005; 6.7 million average options for the six months ended June 30, 2005; an immaterial amount of options were not included for the three months and six months ended June 30, 2004).  The conditions for conversion related to the Company’s $639 million in aggregate face amount of Convertible Notes were not met (refer to 3M’s 2004 Annual Report on Form 10-K, Note 9 to the Consolidated Financial Statements, for more detail); accordingly, there was no impact on 3M’s diluted earnings per share.  If the conditions for conversion are met, 3M may choose to pay in cash and/or common stock; however, if this occurs, the Company has the intent and ability to settle this debt security in cash.  Refer to the  “New Accounting Pronouncements” section that follows for discussion of EITF 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share”. The computations for basic and diluted earnings per share follow:

Earnings Per Share Computations

(Amounts in millions, except per share amounts)	Three months ended		Six months ended
	June 30		June 30
	2005	2004	2005	2004
Numerator:
Net income	$776	$773	$1,585	$1,495

Denominator:
Denominator for weighted average common shares outstanding – basic	768.0	782.5	769.8	782.7

Dilution associated with the Company’s stock-based compensation plans	12.2	17.2	13.8	16.9

Denominator for weighted average common shares outstanding – diluted	780.2	799.7	783.6	799.6

Earnings per share – basic	$1.01	$.99	$2.06	$1.91
Earnings per share – diluted	1.00	.97	2.02	1.87

Stock-based compensation:  The intrinsic value method is used as prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and generally no compensation cost is recognized for either the General Employees’ Stock Purchase Plan (GESPP) or the MSOP. The GESPP is considered non-compensatory. In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of SFAS No. 123.” The Company has adopted the disclosure requirements of SFAS No. 148. Refer to the “New Accounting Pronouncements” section that follows for discussion of SFAS No. 123R, “Share Based Payment”. Pro forma amounts based on the options’ estimated Black-Scholes fair value, net of tax, at the grant dates for awards are recognized over the vesting period of the stock-based compensation award.  Effective with the May 2005 annual grant, the Company changed its vesting period from one to three years, which results in compensation expense under this May 2005 grant being recognized over three years.  The decrease in pro forma stock-based compensation expense to $22 million in the second quarter of 2005, compared with $30 million in the same period last year, was partially driven by this change in vesting period.  Pro forma amounts for stock-based compensation are as follows:

Stock-Based Compensation	Three months ended		Six months ended
Pro Forma Net Income and Earnings Per Share	June 30		June 30
(Millions, except per share amounts)	2005	2004	2005	2004
Net income, as reported	$776	$773	$1,585	$1,495
Add: Stock-based compensation expense included in net income, net of related tax effects	—	—	4	1
Deduct: Total stock-based compensation expense determined under fair value, net of related tax effects	(22)	(30)	(64)	(58)
Pro forma net income	754	743	1,525	1,438
Earnings per share – basic
As reported	$1.01	$.99	$2.06	$1.91
Pro forma	.98	.95	1.98	1.84
Earnings per share – diluted
As reported	$1.00	$.97	$2.02	$1.87
Pro forma	.96	.93	1.94	1.80

The Company has historically recognized compensation cost over the nominal vesting period, whereby if an employee retired before the end of the vesting period, the Company would recognize any remaining unrecognized compensation cost at the date of retirement. SFAS No. 123R requires recognition under a non-substantive vesting period approach, requiring compensation expense recognition when an employee is eligible to retire. 3M employees in the U.S. are eligible to retire after age 55 and having completed five years of service. The Company will change to the non-substantive vesting period approach for new stock compensation grants made after the Company adopts SFAS No. 123R. The following table adjusts pro forma diluted earnings per share from the above table to reflect the approximate impact of using the non-substantive vesting approach for retirement-eligible employees.

Stock-Based Compensation Pro Forma Earnings Per Share – Diluted	Three months ended June 30		Six months ended June 30
	2005	2004	2005	2004
Pro forma (from above table)	$.96	$.93	$1.94	$1.80
Impact of retirement-eligible	(.04)	(.04)	(.03)	(.04)
Pro forma (adjusted to reflect non-substantive vesting period approach)	$.92	$.89	$1.91	$1.76

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004). SFAS No. 123R supersedes APB Opinion No. 25.  Under APB Opinion No. 25, no compensation expense is recognized for stock option grants if the exercise price of the Company’s stock option grants is at or above the fair market value of the underlying stock on the date of grant. SFAS No. 123R requires the determination of the fair value of the share-based compensation at the grant date and the recognition of the related expense over the period in which the share-based compensation vests. The original effective date for SFAS No. 123R for the Company was July 1, 2005. However, on April 14, 2005, the Securities and Exchange Commission (SEC) adopted a new rule that amends the effective dates for SFAS No. 123R.  The SEC’s new rule allows companies to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005. Therefore, the Company plans to adopt SFAS No. 123R effective January 1, 2006.

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

In September 2004, the FASB’s Emerging Issues Task Force finalized EITF Issue No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” that would require the dilutive effect of shares from contingently convertible debt to be included in the diluted earnings per share calculation regardless of whether the contingency has been met. The Company has $639 million in aggregate face amount of 30-year zero coupon senior notes that are convertible into approximately six million shares of common stock if certain conditions are met. These conditions have never been met. The FASB is also in the process of amending SFAS No. 128, anticipated to be issued in 2005, which is expected to further address this and several other issues. Unless the Company takes steps to modify certain terms of this debt security, EITF Issue No. 04-08 and proposed SFAS No. 128R (when effective), would result in an increase of approximately six million shares to diluted shares outstanding to give effect to the contingent issuance of shares. Also, using the if-converted method, net income for the diluted earnings per share calculations would be adjusted for interest expense associated with this debt instrument. EITF Issue No. 04-08 would have been effective beginning with the Company’s 2004 fourth quarter. However, due to the FASB’s delay in issuing SFAS No. 128R and the Company’s intent and ability to settle this debt security in cash versus the issuance of stock, the impact of the additional diluted shares will not be included in the diluted earnings per share calculation until SFAS No. 128R is effective. When SFAS No. 128R is effective, prior periods’ diluted shares outstanding and diluted earnings per share amounts will be restated to present comparable information. The estimated annual reduction in 3M’s diluted earnings per share would have been approximately $.02 per share for total year 2004. Because the impact of this standard is ongoing, 3M’s diluted shares outstanding and diluted earnings per share amounts would be impacted until retirement or modification of certain terms of this debt security.

In December 2004, the FASB issued FASB Staff Position (FSP) No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004”, which provides guidance under SFAS No. 109, “Accounting for Income Taxes,” with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the Jobs Act) on enterprises’ income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. The Jobs Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. FSP No. 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. During the quarter ended June 30, 2005, the Company completed its evaluation of the repatriation provision and will reinvest approximately $1.7 billion of foreign earnings in the United States pursuant to the provisions of the Jobs Act. Therefore, in the quarter ended June 30, 2005, the Company recognized $75 million, net of available foreign tax credits, of related tax liability as a result of the repatriation plan. The Company will continue to evaluate additional repatriation opportunities through the end of 2005.

NOTE 2.  Acquisitions and Divestitures

The acquisition of CUNO, Incorporated was completed on August 2, 2005. CUNO, Incorporated is a leader in the design, manufacture and marketing of a comprehensive line of filtration products for the separation, clarification and purification of fluids and gases. 3M and CUNO, Incorporated have complementary sets of filtration technologies and the opportunity to bring an even wider range of filtration solutions to customers around the world. 3M acquired CUNO, Incorporated for a total purchase price of approximately $1.35 billion, including the assumption of $60 million of existing net debt. This acquisition had no impact on either first six-month 2005 operating results or the balance sheet as of June 30, 2005. Pro-forma information related to this acquisition is not included because the impact on the Company’s consolidated results of operations is not considered to be material.

NOTE 3.  Goodwill and Intangible Assets

As discussed in Note 9, 3M realigned its business segments and began reporting under this new structure effective January 1, 2005.  To reflect this new structure, the December 31, 2004, goodwill balances presented below reflect a $67 million reclassification from the Industrial segment to the Electro and Communications segment.  The business segment realignment also resulted in certain changes in reporting units for 3M.  3M has 18 reporting units under the criteria set forth by SFAS No. 142.  SFAS No. 142 requires that goodwill be tested for impairment at least annually and when reporting units are changed.  During the first quarter of 2005, the Company completed its assessment of any potential goodwill impairments under this new structure and determined that no impairments existed.

The goodwill balance by business segment as of June 30, 2005, and December 31, 2004, follow:

Goodwill (Millions)	Dec. 31, 2004 balance	2005 Acquisition Activity	2005 translation and other	Jun. 30, 2005 balance
Health Care	$575	$—	$(46)	$529
Industrial	345	—	(44)	301
Display and Graphics	885	—	(2)	883
Consumer and Office	59	—	(2)	57
Safety, Security and Protection Services	193	—	(15)	178
Electro and Communications	566	—	(34)	532
Transportation	32	—	(1)	31
Total Company	$2,655	$—	$(144)	$2,511

Acquired Intangible Assets

The carrying amount and accumulated amortization of acquired intangible assets as of June 30, 2005, and December 31, 2004, follow:

(Millions)	Jun. 30 2005	Dec. 31 2004
Patents	$315	$330
Other amortizable intangible assets	160	162
Non-amortizable intangible assets (tradenames)	62	69
Total gross carrying amount	537	561

Accumulated amortization – patents	(193)	(187)
Accumulated amortization – other	(103)	(97)
Total accumulated amortization	(296)	(284)
Total intangible assets – net	$241	$277

Amortization expense for acquired intangible assets for the three-month and six-month periods ended June 30, 2005 and 2004 follows:

	Three months ended		Six months ended
	June 30		June 30
(Millions)	2005	2004	2005	2004
Amortization expense	$10	$11	$22	$22

The table below shows expected amortization expense for acquired intangible assets recorded as of June 30, 2005:

	Last 2 Quarters					After
(Millions)	2005	2006	2007	2008	2009	2009
Amortization expense	$21	$40	$32	$25	$21	$40

The preceding expected amortization expense is an estimate.  Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, changes in foreign currency exchange rates, impairment of intangible assets, accelerated amortization of intangible assets and other events.

NOTE 4.  Supplemental Stockholders’ Equity and Comprehensive Income Information

Accumulated Other Comprehensive Income (Loss)

(Millions)	June 30, 2005	Dec. 31, 2004
Cumulative translation – net	$(209)	$282
Minimum pension liability adjustments – net	(110)	(110)
Debt and equity securities, unrealized gain – net	1	2
Cash flow hedging instruments, unrealized gain (loss) – net	27	(42)
Total accumulated other comprehensive income (loss)	$(291)	$132

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

TOTAL COMPREHENSIVE INCOME	Three months ended June 30

(Millions)	2005	2004
Net Income	$776	$773
Other comprehensive income (loss)
Cumulative translation – net of $12 million tax provision in 2005 and $3 million tax provision in 2004	(279)	(72)
Debt and equity securities, unrealized gain (loss) – net of immaterial tax impact in 2005 and 2004	(1)	(1)
Cash flow hedging instruments, unrealized gain (loss) – net of $16 million tax provision in 2005 and net of $11 million tax provision in 2004	24	19
Total comprehensive income	$520	$719

TOTAL COMPREHENSIVE INCOME	Six months ended June 30

(Millions)	2005	2004
Net Income	$1,585	$1,495
Other comprehensive income (loss)
Cumulative translation – net of $20 million tax provision in 2005 and net of $2 million tax provision in 2004	(491)	(107)
Debt and equity securities, unrealized gain (loss) – net of immaterial tax impact in 2005 and 2004	(1)	(1)
Cash flow hedging instruments, unrealized gain (loss) – net of $42 million tax provision in 2005 and net of $22 million tax provision in 2004	69	38
Total comprehensive income	$1,162	$1,425

NOTE 5.  Long-Term Debt and Short-Term Borrowings

Credit support for outstanding commercial paper is provided by a $565 million credit agreement among a group of primary relationship banks.  In March 2005, the Company replaced its 364-day credit agreement with a five-year credit agreement with similar terms. This $565 million credit facility provides up to $115 million in letters of credit ($97 million of which was utilized at June 30, 2005), with provisions for increasing this limit up to $150 million.

NOTE 6.  Derivatives and Other Financial Instruments

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

DERIVATIVES	Three months ended			Six months ended
Net of Tax	June 30			June 30
(Millions)	2005		2004	2005	2004

Unrealized gain/(loss) recorded in cumulative translation
Net investment hedging	$14		$(6)	$12	$(3)

Cash flow hedging instruments balance and activity
Beginning balance	$3		$(26)	$(42)	$(45)

Net unrealized holding gain/(loss)	19		6	54	5
Reclassification adjustment	5		13	15	33
Total activity	24		19	69	38

Ending balance	$27	*	$(7)	$27 *	$(7)

Tax expense or benefit (cash flow hedging instruments)
Net unrealized holding gain/(loss)	$(13)		$(4)	$(33)	$(4)
Reclassification adjustment	(3)		(7)	(9)	(18)

*Based on exchange rates at June 30, 2005, the Company expects to reclassify to earnings over the next 12 months a majority of the cash flow hedging instruments after-tax gain of $27 million (with the impact largely offset by foreign currency cash flows from underlying hedged items).

NOTE 7.  Pension and Postretirement Benefit Plans

Components of net periodic benefit cost and other supplemental information for the three months and six months ended June 30 follow:

Benefit Plan Information	Three months ended June 30
	Qualified and Non-qualified				Postretirement
	Pension Benefits				Benefits
	United States		International
(Millions)	2005	2004	2005	2004	2005	2004

Service cost	$44	$41	$27	$26	$13	$13
Interest cost	125	121	45	40	25	25
Expected return on plan assets	(165)	(157)	(56)	(49)	(24)	(21)
Amortization of transition (asset) obligation	—	—	1	1	—	—
Amortization of prior service cost (benefit)	4	4	(1)	—	(10)	(10)
Recognized net actuarial (gain) loss	45	40	15	11	22	23
Net periodic benefit cost	$53	$49	$31	$29	$26	$30

Settlements, curtailments and special termination benefits	1	3	—	—	—	—
Net periodic benefit cost after settlements, curtailments and special termination benefits	$54	$52	$31	$29	$26	$30

Benefit Plan Information	Six months ended June 30
	Qualified and Non-qualified				Postretirement
	Pension Benefits				Benefits
	United States		International
(Millions)	2005	2004	2005	2004	2005	2004

Service cost	$88	$82	$54	$52	$27	$27
Interest cost	250	242	91	80	50	50
Expected return on plan assets	(330)	(314)	(112)	(98)	(47)	(42)
Amortization of transition (asset) obligation	—	—	2	2	—	—
Amortization of prior service cost (benefit)	7	7	(2)	—	(20)	(20)
Recognized net actuarial (gain) loss	90	80	30	22	43	45
Net periodic benefit cost	$105	$97	$63	$58	$53	$60

Settlements, curtailments and special termination benefits	6	12	—	—	—	—
Net periodic benefit cost after settlements, curtailments and special termination benefits	$111	$109	$63	$58	$53	$60

The Company expects to contribute in 2005 an amount in the range of $100 million to $400 million to its U.S. and international pension plans and approximately $150 million to its post-retirement plans.  However, the amount of the anticipated discretionary pension contribution could vary significantly depending on the U.S. plans’ funding status as of the 2005 measurement date and the anticipated tax deductibility of the contribution. The Company does not have a required minimum pension contribution obligation for its U.S. plans in 2005. For the six months ended June 30, 2005, contributions totaling $76 million were made to the Company’s U.S. and international pension plans.

NOTE 8.  Commitments and Contingencies

A description of the significant legal proceedings in which the company is involved, both in general and with respect to specific matters, is contained in the company’s Annual Report on Form 10-K for the period ended December 31, 2004, and the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2005 (collectively the “Reports”). This section describes significant developments since the preparation of the Reports and should be read with reference to them. Unless specifically indicated, all previously reported matters remain pending.

Antitrust Litigation

During the second quarter of 2005, the plaintiffs in two indirect purchaser actions filed amended complaints alleging that the pricing and promotional programs at issue in the LePage’s matter and the various tape-related class actions also injured indirect purchasers of other 3M consumer products that were included in such programs.  The previously-disclosed settlement agreement of twelve tape-related class actions brought on behalf of indirect purchasers, if approved by the court, is expected to resolve the claims concerning tape purchases in these two additional cases but will not affect their claims concerning other products.  The Company has moved to dismiss both complaints.

In the direct purchaser class action pending in the United States District Court for the Eastern District of Pennsylvania, the court granted partial relief on the Company’s motion for reconsideration of the court’s determination that some of the factual findings of the LePage’s jury will be deemed established by virtue of the final judgment in the LePage’s case (the “collateral estoppel order”).  Thereafter the Court granted the Company’s motion for permission to seek from the United States Court of Appeals for the Third Circuit the ability to take an immediate appeal from the revised collateral estoppel order.  The same court denied the Company’s motion to dismiss the purported class action on behalf of customers (private label tape purchasers) excluded from the previously reported class certification order issued by that court in August 2004. In July 2005, an alleged direct tape purchaser filed an additional individual lawsuit in the same court against the Company.

Breast Implant Insurance Recovery

As previously reported, the Company is engaged in legal proceedings to effectuate the previously disclosed Minnesota Supreme Court ruling in 2003 that was favorable to the Company’s claim for coverage against its insurers. The Company recently reached agreements concerning the amounts due with four additional insurers pursuant to which the Company received about $35 million in July 2005 and expects to receive additional payments of approximately $16 million as a result of these settlements.  With these recent settlements, 10 of the 29 insurers have withdrawn from the pending proceedings and have settled the Company’s claims under the Minnesota Supreme Court decision.  The Company also received approximately $17 million in July 2005 from the estates of two insolvent insurers. In addition, in the second quarter of 2005, the Company’s captive insurer collected reinsurance of $1.5 million under reinsurance policies for the same liability. The amounts paid under these settlements are consistent with the Company’s overall expectation of recovery.

Respirator Mask/Asbestos Litigation

For more than 25 years, the Company has defended and resolved the claims of over 350,000 individual claimants alleging injuries from occupational dust exposures. As of June 30, 2005, the company is a named defendant, typically with multiple co-defendants, in numerous lawsuits in various courts that purport to assert claims by approximately 56,300 individual claimants. As a result of the costs of aggressively defending itself, the Company increased its reserves during the second quarter of 2005 by $30 million to $242 million and increased its receivables for insurance recoveries by $15 million to $452 million related to this litigation.  Such accruals are subject to the various factors previously disclosed.

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

On June 30, 2005, the United States District Court for the Southern District of Texas issued a ruling imposing sanctions on a law firm representing numerous plaintiffs in the consolidated proceedings involving approximately

7,600 silica-related claims that had been removed to the federal court from state courts in Mississippi and elsewhere.  The Court’s opinion harshly criticized the x-ray screening and recruitment practices by the plaintiffs’ lawyers, the screening companies and the physicians they employed.  The Court also remanded almost all of the cases to the state courts where they had initially been filed.

Employment Litigation

In July 2005, a former Austin, Texas-based employee of the Company filed a charge of age discrimination with the Texas Workforce Commission Civil Rights Division and the Equal Employment Opportunity Commission.  The charge alleges various forms of employment discrimination on the basis of age on behalf of all former and current employees who were age 40 and older when employed by the Company during an unspecified period in salaried positions below a certain salary grade, except current employees employed by the Company in Minnesota and former employees employed by the Company in Minnesota who have not signed releases.  It appears the charge excludes those former and current employees of the Company who are described in the previously disclosed purported class action in the District Court of Ramsey County, Minnesota filed in December 2004. The charge further alleges that the release of claims signed by certain former employees in the purported class defined in the charge is invalid for various reasons.

Environmental Matters and Litigation

Regulatory Activities: The Company has been voluntarily cooperating with ongoing reviews by local, state, national (primarily the U.S. Environmental Protection Agency (EPA)), and international agencies of possible environmental and health effects of perfluorooctanyl compounds (perflurooctanoic acid or “PFOA” and perfluorooctane sulfonate or “PFOS”). As a result of its phase-out decision in May 2000, the Company no longer manufactures perfluorooctanyl compounds except that a subsidiary recovers and recycles PFOA for internal use in production processes.

On June 27, 2005 a panel of the Science Advisory Board (SAB) associated with the EPA that was asked by the EPA to address specific questions regarding the EPA’s January 12, 2005 draft risk assessment of potential human health effects of exposure to PFOA issued a draft report that is inconsistent with the EPA draft risk assessment in significant respects.  Although covered by the news media, the draft report is preliminary and states that it is not to be quoted or cited and that it does not reflect consensus advice or represent EPA policy. The Company disagrees with aspects of the draft report and has provided comments with respect to it.  The panel’s draft report is subject to additional proceedings before the SAB issues a final report to the EPA, which in turn will make a final risk assessment.

The Company and state agencies tested groundwater beneath three former waste disposal sites in Washington County, Minnesota, used many years ago by the Company to dispose of waste containing perfluorooctanyl compounds. The test results show that water from certain municipal wells in Oakdale, Minnesota near two of the former disposal sites and some private wells in that vicinity contain low levels of PFOS and PFOA.  The Minnesota Pollution Control Agency is providing carbon filters for a small number of private wells measuring above a level established by the Minnesota Department of Health.  On its own initiative, the Company proposed and has reached an agreement in principle with the City of Oakdale under which the Company will at its own expense construct, operate and maintain for at least five years a granular activated carbon water treatment system to treat one or more of Oakdale’s municipal wells.  No perfluorooctanyl compounds have been detected in private wells in the vicinity of the third former disposal site in Washington County.  The Company has provided the test results from these private and municipal wells to the EPA.

Litigation. Following dismissal of medical monitoring and public nuisance claims in the purported class action pending in the District Court for Washington County, Minnesota brought by six county residents involving alleged emissions from the former perfluorooctanyl production facility at Cottage Grove, Minnesota, the plaintiffs filed an amended complaint.  The Company filed a motion for summary judgment regarding certain claims in the plaintiffs’ amended complaint and other pre-trial proceedings are in progress.  Counsel for plaintiffs in this case obtained and tested blood samples from individuals purportedly in the vicinity of the former perfluorooctanyl production facility at Cottage Grove, Minnesota and reported their results to the EPA.  The levels of PFOA purportedly detected in some of the human blood samples were higher than, and the levels of PFOS in the samples were within the range of, the levels found by the Company in its 2000 study of the blood sera from the general population, but with respect to each compound the levels were below levels typically found in 3M production workers and in the Company’s view are not a cause of concern.

NOTE 9. Business Segments

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

3M included supplemental unaudited business segment information in its Quarterly Report on Form 10-Q for the period ended March 31, 2005 (Note 8 to the Consolidated Financial Statements).  This was provided on both an annual and quarterly basis for the years ended December 31, 2004, 2003 and 2002, reflecting adjusted historical information for the new segment structure that was effective January 1, 2005.

Business Segment Information	Three months ended June 30		Six months ended June 30
(Millions)	2005	2004	2005	2004

NET SALES

Health Care	$1,112	$1,049	$2,225	$2,080
Industrial	927	867	1,831	1,723
Display and Graphics	864	884	1,726	1,729
Consumer and Office	735	675	1,434	1,361
Safety, Security and Protection Services	599	547	1,156	1,074
Electro and Communications	594	572	1,151	1,123
Transportation	447	409	914	844
Corporate and Unallocated	16	9	23	17
Total Company	$5,294	$5,012	$10,460	$9,951

OPERATING INCOME

Health Care	$310	$274	$619	$536
Industrial	189	158	373	312
Display and Graphics	277	312	563	606
Consumer and Office	140	123	262	245
Safety, Security and Protection Services	151	136	284	261
Electro and Communications	118	89	221	166
Transportation	121	105	247	224
Corporate and Unallocated	(23)	(11)	(62)	(47)
Total Company	$1,283	$1,186	$2,507	$2,303

Corporate and unallocated operating income includes a variety of miscellaneous items and is subject to fluctuation on a quarterly and annual basis. Second quarter 2005 corporate and unallocated operating income includes a net cost related to an increase in the respirator mask/asbestos litigation reserves, partially offset by an increase in the associated insurance receivables (see Note 8 to the Consolidated Financial Statements). First quarter 2005 corporate and unallocated operating income includes an expense related to the previously disclosed proposed settlement of the indirect tape purchasers’ antitrust class action (see Note 8 to the Consolidated Financial Statements). First quarter 2004 corporate and unallocated operating income includes an expense related to a reduction in breast implant insurance receivables, primarily related to an arbitration panel ruling in the first quarter of 2004 that rejected the Company’s claims for recovery under certain of its claims-made policies.

NOTE 10.  Geographic Areas

Effective January 1, 2005, the company realigned its reporting for the African Region, which previously was included in the Latin America/Canada area, to the Europe and Middle East area. 3M included supplemental geographic area information in its Form 10-Q for the period ended March 31, 2005 (Note 9 to the Consolidated Financial Statements).  This was provided on an annual basis for the years ended December 31, 2004, 2003 and 2002, reflecting adjusted historical information for 3M’s new geographic area structure that was effective January 1, 2005.

NOTE 11.  Review Report of Independent Registered Public Accounting Firm

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of 3M Company:

We have reviewed the accompanying consolidated balance sheet of 3M Company and its subsidiaries as of June 30, 2005, and the related consolidated statements of income for the three-month and six-month periods ended June 30, 2005 and 2004, and of cash flows for the six-month periods ended June 30, 2005 and 2004. These interim financial statements are the responsibility of the Company’s management.

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

July 18, 2005, except as to Note 2,

for which the date is August 2, 2005

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

During the second quarter of 2005, 3M completed its evaluation of the repatriation provision of the American Jobs Creation Act of 2004 and will reinvest approximately $1.7 billion of foreign earnings into the U.S. pursuant to its provisions. As a consequence, in the second quarter of 2005, 3M recorded a tax expense of $75 million, net of available foreign tax credits. For the three months ended June 30, 2005, 3M reported net sales of $5.294 billion and net income of $776 million, or $1.00 per diluted share (which includes this tax expense), compared with net sales of $5.012 billion and net income of $773 million, or $.97 per diluted share, for the three months ended June 30, 2004.  The combination of a 5.6% increase in net sales and declining operating expenses as a percent of sales resulted in a 24.2% operating income profit margin for the three months ended June 30, 2005, compared with 23.7% in the same period last year. The following table summarizes sales and operating income results by business segment.

	Three months ended June 30
	2005		2004		% change
(Millions)	Net Sales	Oper. Income	Net Sales	Oper. Income	Net Sales	Oper. Income

Health Care	$1,112	$310	$1,049	$274	6.1%	13.2%
Industrial	927	189	867	158	7.0%	19.8%
Display and Graphics	864	277	884	312	(2.2)%	(11.3)%
Consumer and Office	735	140	675	123	9.0%	13.8%
Safety, Security and Protection Services	599	151	547	136	9.6%	11.5%
Electro andCommunications	594	118	572	89	3.8%	32.9%
Transportation	447	121	409	105	9.6%	15.6%
Corporate and Unallocated	16	(23)	9	(11)

Total Company	$5,294	$1,283	$5,012	$1,186	5.6%	8.2%

Sales growth for the three months ended June 30, 2005, was broad-based, with growth of 9% or more in the Safety, Security and Protection Services; Transportation; and Consumer and Office segments. Industrial sales growth was led by industrial adhesives and tapes, as well as the abrasives businesses. Health Care sales growth was broad-based, led by medical, orthodontics, drug delivery and health information systems, but tempered by the impact of increased pricing and competitive pressures in 3M’s Personal Care and Related products business and a slowdown in the growth rate of sales in 3M’s Aldara™ pharmaceutical product.  Electro and Communications sales were led by 3M’s electronic and electrical products, but hurt by continued softness in the telecom industry and increasing competition in the flex circuit business.  Display and Graphics was impacted by difficult comparisons against a strong second quarter in 2004, and was also negatively impacted by the fourth-quarter 2004 phase out of the commercial videotape business and the continued decline in demand for lens systems for the CRT rear-projection television market.  Refer to the Performance by Business Segment section for a more detailed discussion of the results of the respective segments.

Geographically, Asia Pacific led local-currency sales growth (defined as volume plus selling price) in the second quarter of 2005, with an increase of 5.6%.  Local-currency sales increased 4.5% in the United States, increased 0.9% in the combined Latin America and Canada area, and increased 0.7% in Europe. Currency effects increased international sales by 3.4%.  Foreign currency translation positively impacted the combined Latin America and Canada area sales by 9.3%, Europe sales by 3.0%, and Asia Pacific sales by 1.9%, as the U.S. dollar weakened against these currencies.

Operating income improvement for the three months ended June 30, 2005, was broad-based, with six of 3M’s seven business segments posting double-digit increases.  In Electro and Communications, strong operational focus and portfolio management resulted in 32.9% operating income growth.  Operating income for 3M in total in the second quarter was 24.2% of sales. Currency impacts boosted second quarter 2005 operating income by an estimated $30 million.

3M generated $2.171 billion of operating cash flows for the six months ended June 30, 2005, a $66 million decrease compared to the six months ended June 30, 2004. While higher net income and tax timing differences increased cash flows, higher accounts receivable and inventory balances decreased cash flows. Cash and cash equivalents and marketable securities as of June 30, 2005, totaled $1.773 billion.  For the six months ended June 30, 2005, the Company utilized $1.832 billion of cash to repurchase 3M common stock and pay dividends.  3M’s debt to total capital ratio (total capital defined as debt plus equity) as of June 30, 2005, was 15%.  The Company expects its debt levels to increase in the third quarter as a result of 3M’s acquisition of CUNO, Incorporated.  Refer to Note 2 to the Consolidated Financial Statements for additional discussion of CUNO, Incorporated. 3M has an AA credit rating from Standard & Poor’s and an Aa1 credit rating from Moody’s Investors Service.

3M believes it will continue to deliver strong financial performance during the remainder of 2005 spurred by higher sales growth, while facing an environment of rising raw material prices, more competitive conditions and a slowing rate of growth in mature economies.

Effective June 30, 2005, W. James McNerney, Jr. resigned as Chairman of the Board and Chief Executive Officer of the Company, and Robert S. Morrison, a Company director since 2002, was elected 3M interim Chairman and Chief Executive Officer. Mr. Morrison is a retired vice chairman of Pepsico, Inc. and former chief executive officer of Quaker Oats Co. The Company has initiated a selection process that is considering both internal and external candidates.

RESULTS OF OPERATIONS

Percent change information compares the second quarter and first six months of 2005 with the same periods last year, unless otherwise indicated.

Net Sales:

	Three months ended June 30, 2005			Six months ended June 30, 2005
	Worldwide	U.S.	International	Worldwide	U.S.	International
Net sales (millions)	$5,294	$2,065	$3,229	$10,460	$4,001	$6,459
Components of net sales change:
Volume – core	2.7%	2.4%	2.9%	2.0%	1.8%	2.3%
Volume – acquisitions	—	0.1	—	0.2	0.3	0.1
Volume – total	2.7	2.5	2.9	2.2	2.1	2.4
Price	0.8	2.0	—	0.7	1.8	(0.1)
Total local-currency sales	3.5	4.5	2.9	2.9	3.9	2.3
Translation	2.1	—	3.4	2.2	—	3.6
Total sales change	5.6%	4.5%	6.3%	5.1%	3.9%	5.9%

In the second quarter and first six months of 2005, local-currency sales growth was broad based. 3M’s pricing strategy resulted in U.S. price growth of 2.0% in the second quarter and 1.8% for the first six months of 2005. Internationally, selling prices were flat. Adjusting for the price decreases in LCD films and flex circuits, international pricing would have increased 0.4% for the second quarter and first six months of 2005. Refer to the “Performance by Business Segment” section for additional discussion of sales change by segment.

On a geographic basis, all seven businesses in the Asia Pacific area posted local-currency sales growth in the second quarter and first six months of 2005, led by Electro and Communications; Consumer and Office; and Health Care. In the second quarter, Asia Pacific local-currency sales increased 5.6%, with Japan local-currency sales down 1.0% and the rest of the Asia Pacific area up 9.9%.  The Company posted 0.9% local-currency sales growth in the second quarter in the combined Latin America and Canada area, with strong growth in core businesses, led by Consumer and Office; Transportation; and the Safety, Security and Protection Services businesses. U.S. sales growth in the second quarter was 4.5%, led by Consumer and Office; Safety, Security and Protection Services; Transportation; and the Industrial businesses.  In Europe, local-currency second-quarter sales increased 0.7%, as the economies in Western Europe remained sluggish.  For the first six months of 2005, local-currency growth was 6.3% in the Asia Pacific area, 3.9% in the United States and 2.0% in the combined Latin America and Canada area.  For the first six months of 2005, local-currency sales declined 1.5% in Europe.

Operating Expenses:

(Percent of net sales)	Three months ended			Six months ended
	June 30			June 30
	2005	2004	Change	2005	2004	Change
Cost of sales	49.0%	48.9%	0.1%	49.0%	49.1%	(0.1)%
Selling, general and administrative expenses	21.2	21.6	(0.4)	21.4	22.0	(0.6)
Research, development and related expenses	5.6	5.8	(0.2)	5.6	5.8	(0.2)
Operating income	24.2%	23.7%	0.5%	24.0%	23.1%	0.9%

Cost of sales as a percent of net sales was relatively flat in the second quarter and first six months of 2005. Cost of sales was helped by corporate initiatives, productivity gains, selling price increases, favorable product mix and positive currency impacts.  Raw material costs increased approximately 6% for the second quarter and first six months of 2005 when compared to the same periods in 2004.  Cost of sales includes manufacturing, engineering and freight costs.

Selling, general and administrative (SG&A) expenses as a percent of net sales were down about half of one percentage point in the second quarter and first six months of 2005 compared to the same periods in 2004, driven by incremental sales leverage and 3M’s continued focus on cost discipline.

Operating Income:

3M uses operating income as one of its primary business segment performance measurement tools.  Operating income has steadily improved the past few years, helped by solid sales growth and positive benefits from 3M’s corporate initiatives.  In the second quarter of 2005, operating income totaled 24.2% of sales, and for the first six months of 2005 totaled 24.0% of sales.

Interest Expense and Income:

	Three months ended		Six months ended
	June 30		June 30
(Millions)	2005	2004	2005	2004
Interest expense	$19	$16	$39	$35
Interest income	(16)	(10)	(32)	(20)
Total	$3	$6	$7	$15

Interest expense increased slightly for the second quarter and first six months of 2005 compared to the same periods in 2004, primarily due to higher interest rates.  Interest income was higher in the second quarter and first six months of 2005, benefiting from higher average cash balances and higher interest rates.

Provision for Income Taxes:

	Three months ended		Six months ended
(Percent of	June 30		June 30
pre-tax income)	2005	2004	2005	2004
Effective tax rate	38.4%	33.0%	35.5%	33.0%

The tax rate for the second quarter of 2005 was 38.4%, compared with 33.0% in the second quarter of 2004. During the second quarter of 2005, 3M completed its evaluation of the repatriation provision of the American Jobs Creation Act of 2004 (Jobs Act) and will reinvest approximately $1.7 billion of foreign earnings into the U.S. pursuant to its provisions. The Company will continue to evaluate additional repatriation opportunities through the end of 2005.  The Jobs Act provides 3M the opportunity to tax effectively repatriate foreign earnings for U.S. qualifying investments specified by 3M’s domestic reinvestment plan.  As a consequence, in the second quarter of 2005, 3M recorded a tax expense of $75 million, net of available foreign tax credits.  Excluding this tax expense, the second quarter and first six months 2005 tax rate would be 32.5%. A half-point tax rate reduction compared to the same periods last year is primarily attributable to the combination of the effects of the Medicare Modernization Act and the domestic manufacturer’s deduction, which was a part of the Jobs Act.

Minority Interest:

(Millions)	Three months ended		Six months ended
	June 30		June 30
	2005	2004	2005	2004
Minority Interest	$12	$18	$27	$38

Minority interest represents the elimination of the non-3M ownership interests, primarily in Sumitomo 3M Limited (3M owns 75% of Sumitomo 3M Limited).  The decrease in the second quarter and first six months of 2005 related primarily to lower profits in Sumitomo 3M.

Currency Effects:

3M estimates that year-on-year currency effects, including hedging impacts, increased net income by approximately $20 million in the second quarter and approximately $55 million in the six months ended June 30, 2005.  This estimate includes the effect of translating profits from local currencies into U.S. dollars; the impact of currency fluctuations on the transfer of goods between 3M operations in the United States and abroad; and transaction gains and losses, including derivative instruments designed to reduce foreign currency exchange rate risks. 3M estimates that year-on-year derivative and other transaction gains and losses had no impact in the second quarter, but increased net income by approximately $15 million for the six months ended June 30, 2005, benefiting from lower year-on-year hedging losses.

Accounting Pronouncements:

Information regarding accounting pronouncements is included in Note 1 to the Consolidated Financial Statements.

PERFORMANCE BY BUSINESS SEGMENT

Disclosures relating to 3M’s business segments are provided in Note 9 to the Consolidated Financial Statements.

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

Health Care Business:

	Three months ended		Six months ended
	June 30		June 30
	2005	2004	2005	2004
Sales (millions)	$1,112	$1,049	$2,225	$2,080
Sales change analysis:
Local currency (volume and price)	3.8%	0.3%	4.5%	1.3%
Translation	2.3	2.8	2.5	4.7
Total sales change	6.1%	3.1%	7.0%	6.0%

Operating income (millions)	$310	$274	$619	$536
Percent change	13.2%	4.0%	15.6%	6.8%
Percent of sales	27.9%	26.1%	27.8%	25.7%

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

Health Care reported local-currency sales growth of 3.8% for the second quarter and 4.5% for the first six months of 2005.  Sales growth in the second quarter and first six months was broad based, led by the medical, orthodontics, drug delivery and health information systems businesses.  3M’s personal care diaper tape business negatively impacted local-currency sales growth in the second quarter of 2005, hurt by competitive pressures and lower volumes as 3M raised prices. In addition, in the second quarter of 2005, 3M experienced a slowdown in the growth rate of sales in 3M’s Aldara™ pharmaceutical product, which received approvals in 2004 for use in the treatment of actinic keratosis (a pre-cancerous skin condition) and superficial basal cell carcinoma (a common form of non-melanoma skin cancer). Operating income increased 13.2% in the second quarter of 2005, and was up 15.6% for the first six months of 2005.

3M and Takeda Pharmaceutical Co. Ltd. have entered into an agreement to collaborate on a potential breakthrough treatment utilizing an immune response modifier for cervical high-risk human papilloma virus (HPV) infection and cervical dysplasia, which are known risk factors for cervical cancer.  This immune response modifier currently is in early stage clinical trials, and 3M and Takeda will share further development costs.  Upon successful clinical development and regulatory approvals, the parties will commercialize jointly in the United States and Europe.  Takeda will hold commercial rights in certain countries in Asia, while 3M will retain the rights in other parts of the world.

Industrial Business:

	Three months ended		Six months ended
	June 30		June 30
	2005	2004	2005	2004
Sales (millions)	$927	$867	$1,831	$1,723
Sales change analysis:
Local currency (volume and price)	4.1%	10.7%	3.4%	8.8%
Translation	2.9	2.7	2.9	4.5
Total sales change	7.0%	13.4%	6.3%	13.3%

Operating income (millions)	$189	$158	$373	$312
Percent change	19.8%	64.6%	19.8%	43.1%
Percent of sales	20.4%	18.2%	20.4%	18.1%

The Industrial segment serves a broad range of industrial markets, from appliance and electronics to paper and packaging and food and beverage. Products include tapes, a wide variety of coated and non-woven abrasives, adhesives, specialty materials and supply chain execution software solutions.

In Industrial, local-currency sales grew 4.1% in the second quarter of 2005 and 3.4% in the first six months of 2005, with this growth following strong results in the same periods last year. Growth was led by industrial adhesives and tapes, as well as the abrasives businesses. Industrial continues to drive strong operational discipline, as operating income grew almost 20% in both the second quarter and first six months of 2005.

Display and Graphics Business:

	Three months ended		Six months ended
	June 30		June 30
	2005	2004	2005	2004
Sales (millions)	$864	$884	$1,726	$1,729
Sales change analysis:
Local currency (volume and price)	(2.5)%	18.3%	(0.9)%	19.3%
Translation	0.3	4.3	0.8	5.6
Total sales change	(2.2)%	22.6%	(0.1)%	24.9%

Operating income (millions)	$277	$312	$563	$606
Percent change	(11.3)%	48.8%	(7.2)%	54.9%
Percent of sales	32.1%	35.3%	32.6%	35.1%

The Display and Graphics segment serves markets that include electronic display, touch screen, traffic safety and commercial graphics. This segment includes optical film and lens solutions for electronic displays; touch screens and touch monitors; reflective sheeting for transportation safety; and commercial graphics systems.

Display and Graphics local-currency sales were down 2.5% for the second quarter and down 0.9% for the first six months of 2005, impacted by many factors.  First, local-currency sales growth of greater than 18% in both the second quarter and first six months of 2004, driven in part by an inventory build in the LCD channel, resulted in a very challenging year-on-year comparison. LCD film volume in 3M’s optical business reached an all-time high in the second quarter of 2005, but LCD sales were negatively impacted by continued price declines. Second, sales and operating income were negatively impacted in the second quarter by over 3% and 6%, respectively, due to the phase out of the commercial videotape business announced in the fourth quarter of 2004, along with the continued decline in lens systems for the CRT rear projection television market. This videotape business phase out and decline in lens systems negatively impacted both sales and operating income by approximately 2% in the first quarter of 2005.  Third, 3M experienced softness in its traffic safety business as highway projects in the U.S. await funding from a major highway bill (Transportation Equity Act for the 21st Century or TEA-21), which recently received congressional approval. And finally, continued economic weakness in Western Europe and Japan impacted 3M’s Commercial Graphics business.  Operating income decreased 11.3% in the second quarter and decreased 7.2% for the first six months of 2005.

Consumer and Office Business:

	Three months ended		Six months ended
	June 30		June 30
	2005	2004	2005	2004
Sales (millions)	$735	$675	$1,434	$1,361
Sales change analysis:
Local currency (volume and price)	6.7%	4.2%	3.1%	5.7%
Translation	2.3	1.7	2.3	3.2
Total sales change	9.0%	5.9%	5.4%	8.9%

Operating income (millions)	$140	$123	$262	$245
Percent change	13.8%	14.4%	6.8%	12.5%
Percent of sales	19.1%	18.3%	18.3%	18.0%

The Consumer and Office segment serves markets that include consumer retail, office retail, education, home improvement, building maintenance and other markets. Products in this segment include office supply products, stationery products, construction and home improvement/home care products, protective material products, and visual systems products.

Consumer and Office local-currency sales increased 6.7% in the second quarter and 3.1% for the first six months of 2005.  Sales growth in the second quarter of 2005 was helped by new products, such as Post-It® Super Sticky Notes; Scotch® Stretchy Tape; Scotch® Contour Dispenser, which features glossy tape; glue sticks; and cleaning products for the home. The continuing decline in the visual systems business negatively impacted segment sales by approximately 2% in both the second quarter and first six months of 2005.  Operating income increased 13.8% in the second quarter and 6.8% for the first six months of 2005.

Safety, Security and Protection Services Business:

	Three months ended		Six months ended
	June 30		June 30
	2005	2004	2005	2004
Sales (millions)	$599	$547	$1,156	$1,074
Sales change analysis:
Local currency (volume and price)	7.0%	3.4%	5.1%	6.0%
Translation	2.6	2.2	2.6	4.0
Total sales change	9.6%	5.6%	7.7%	10.0%

Operating income (millions)	$151	$136	$284	$261
Percent change	11.5%	3.7%	8.9%	10.5%
Percent of sales	25.1%	24.7%	24.6%	24.3%

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

Safety, Security and Protection Services local-currency sales growth was 7.0% in the second quarter and 5.1% for the first six months of 2005, driven by broad-based growth across the portfolio.  Sales growth was driven by global demand for personal protection solutions, including continued success of welding protection products from the Hornell acquisition in March 2004, along with cleaning and protection products for commercial buildings, and roofing granules for residential asphalt shingles.  Operating income improved 11.5% for the second quarter and 8.9% for the first six months of 2005.

Electro and Communications Business:

	Three months ended		Six months ended
	June 30		June 30
	2005	2004	2005	2004
Sales (millions)	$594	$572	$1,151	$1,123
Sales change analysis:
Local currency (volume and price)	1.5%	5.2%	0.0%	5.4%
Translation	2.3	2.3	2.4	3.5
Total sales change	3.8%	7.5%	2.4%	8.9%

Operating income (millions)	$118	$89	$221	$166
Percent change	32.9%	15.7%	33.6%	22.7%
Percent of sales	20.0%	15.6%	19.2%	14.7%

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

Local-currency sales in Electro and Communications increased 1.5% in the second quarter and were flat for the first six months due to the continued softness of the telecom industry in Europe and increasing competition in the flex circuit business.  Specialty adhesives and tapes for the electronics market, along with electrical products for insulating, testing and sensing, helped results in both the second quarter and first six months of 2005.  Strong operational focus and portfolio management resulted in an operating income increase of greater than 30% for both the second quarter and first six months of 2005.

Transportation Business:

	Three months ended		Six months ended
	June 30		June 30
	2005	2004	2005	2004
Sales (millions)	$447	$409	$914	$844
Sales change analysis:
Local currency (volume and price)	6.7%	4.1%	5.6%	5.9%
Translation	2.9	3.1	2.8	5.0
Total sales change	9.6%	7.2%	8.4%	10.9%

Operating income (millions)	$121	$105	$247	$224
Percent change	15.6%	10.8%	10.4%	15.1%
Percent of sales	27.1%	25.7%	27.0%	26.5%

The Transportation segment serves markets that include automotive, automotive aftermarket, marine, aerospace and specialty vehicles. This segment provides components and products that are used in the manufacture, repair and maintenance of automotive, marine, aircraft and specialty vehicles.

In Transportation, local-currency sales growth was 6.7% for the second quarter and 5.6% for the first six months of 2005. Sales growth was broad based, led by businesses that serve the automotive OEMs and body repair shops. Sales growth in this business continues to benefit from new products and solutions for customers, along with a strategy of replicating successful 3M solutions across several distinct segments of the transportation industry.

In March 2005, 3M’s automotive business completed the purchase from TI&M Beteiligungsgesellschaft mbH of 19 percent of I&T Innovation Technology (I&T), which was founded in Austria in 1999.  3M and I&T will collaborate to deliver flat flexible wiring systems for automotive interior applications to the global automotive market. The purchase price of approximately $53 million is reported as “Investments” in the Consolidated Balance Sheet and as “Purchases of Investments” in the Consolidated Statement of Cash Flows.  Due to its distribution involvement and voting rights, the Company is using equity method accounting for its investment in I&T. The Company has a purchase option to buy an additional 31% investment of I&T after certain conditions have been met.  This purchase option expires December 31, 2008.  The Company also has a put option, which provides the Company the right to sell back its entire ownership interest in I&T, exercisable between January 1, 2007 and March 31, 2009, unless the Company exercises its purchase option before then.

FINANCIAL CONDITION AND LIQUIDITY

The Company’s net debt position is as follows:

	Jun. 30	Dec. 31
(Millions)	2005	2004

Total Debt	$1,809	$2,821
Less: Cash and cash equivalents and marketable securities	1,773	2,757
Net Debt	$36	$64

Total debt at June 30, 2005, was approximately 15% of total capital (total capital is defined as debt plus equity), compared with approximately 21% at year-end 2004. 3M expects its debt levels will increase in the third quarter as a result of the $1.35 billion acquisition of CUNO, Incorporated.  3M believes its ongoing cash flows provide ample cash to fund expected investments and capital expenditures. The Company has an AA credit rating from Standard & Poor’s and an Aa1 credit rating from Moody’s Investors Service.  The Company has sufficient access to capital markets to meet currently anticipated growth and acquisition investment funding needs.  The Company does not utilize derivative instruments linked to the Company’s stock.

The Company’s financial condition and liquidity remain strong.  Various assets and liabilities, including cash and short-term debt, can fluctuate significantly from month-to-month depending on short-term liquidity needs.  Working capital (defined as current assets minus current liabilities) totaled $2.642 billion at June 30, 2005, decreasing $7 million from December 31, 2004. Primary short-term liquidity needs are provided through U.S. commercial paper and euro commercial paper issuances.  Medium-term note shelf borrowing capacity totaled $1.438 billion as of June 30, 2005.  Credit support for outstanding commercial paper is provided by a $565 million credit agreement among a group of primary relationship banks.  In March 2005, the Company replaced its 364-day credit agreement with a five-year credit agreement with similar terms. This $565 million credit facility provides up to $115 million in letters of credit ($97 million of which was utilized at June 30, 2005), with provisions for increasing this limit up to $150 million. This credit agreement requires 3M to maintain a capitalization ratio at no more than 0.60 to 1 at the end of each quarter. This ratio is calculated as funded debt (including all borrowed money and letters of credit utilized) to the sum of funded debt and equity. At June 30, 2005, this ratio was approximately 0.16 to 1.

The Company uses various working capital measures that place emphasis and focus on certain working capital assets and liabilities (i.e. accounts receivable, inventory, accounts payable). These measures are not defined under U.S. generally accepted accounting principles and may not be computed the same as similarly titled measures used by other companies. The accounts receivable turnover index (defined as quarterly net sales multiplied by four, divided by ending net accounts receivable) totaled 7.18 at June 30, 2005, down from 7.29 at December 31, 2004, but an increase from 6.88 at June 30, 2004.  Receivables increased $159 million, or 5.7%, compared with December 31, 2004, with higher June 2005 sales compared to December 2004 sales contributing to the increase.  The inventory turnover index (defined as quarterly factory cost multiplied by four, divided by ending inventory) was 4.93 at June 30, 2005, down from 5.29 at December 31, 2004, but an increase from 4.84 at June 30, 2004. Inventories increased $123 million, or 6.5%, compared with December 31, 2004. Another working capital measure used by the Company reflects the impact of accounts payable. This combined index (defined as quarterly net sales – fourth quarter at year-end – multiplied by four, divided by ending net accounts receivable plus inventory less accounts payable) was 5.62 at June 30, 2005, down from 5.78 at December 31, 2004, but an increase from 5.35 at June 30, 2004. Accounts payable increased $33 million compared with December 31, 2004.

Cash Flows from Operating Activities:

	Six months ended
	June 30
(Millions)	2005	2004

Net income	$1,585	$1,495
Depreciation and amortization	479	497
Company pension contributions	(76)	(70)
Company pension expense	174	167
Income taxes (deferred and accrued income taxes)	374	317
Accounts receivable	(291)	(223)
Inventories	(193)	(129)
Accounts payable	83	18
Other – net	36	165
Net cash provided by operating activities	$2,171	$2,237

Cash flows from operating activities can fluctuate significantly from period to period, as pension funding decisions, tax timing differences and other items can significantly impact cash flows.  In the first six months of 2005, cash flows provided by operating activities decreased $66 million. While higher net income and tax timing differences increased cash flows, higher accounts receivable and inventory balances decreased cash flows.

At December 31, 2004, 3M’s U.S. qualified pension plans assets exceeded the plan’s accumulated benefit obligation (ABO), resulting in a prepaid pension asset, as reflected on 3M’s Consolidated Balance Sheet. Numerous factors impact the ABO and pension asset positions. The ABO would increase if the discount rate as of the 2005 measurement date decreases (5.75% at December 31, 2004). The ABO at year-end 2005 would also increase if the Company changes to a recently issued mortality table. Plan assets are valued at market as of the measurement date and are therefore subject to market fluctuation. Accounting rules require that, if ABO exceeds the fair value of pension plan assets, the employer must recognize a liability that is at least equal to the unfunded ABO. Thus, at December 31, 2005, dependent on discount rates, mortality tables, market fluctuations, and other factors, 3M may be required to record a minimum pension liability adjustment within other comprehensive income (net of tax). Other balance sheet accounts impacted by this would include deferred taxes, a reduction in prepaid pension assets, and an increase in pension liabilities.

The tables that follow show liability/receivable activity and pre-tax expense for breast implant and respirator masks/asbestos litigation.  Because of the time delay between payment of claims and receipt of insurance reimbursements, the June 30, 2005 and December 31, 2004, amounts for both breast implant and respirator mask/asbestos liabilities are less than expected insurance recoveries.  Thus, the expected net inflow of cash will increase future cash flows from operating activities.  The second quarter of 2005 includes $15 million in net cost related to respirator mask/asbestos litigation and also includes a $4 million expense related to an increase in breast implant litigation reserves.  The first quarter of 2004 includes $16 million in expense related to a reduction in breast implant insurance receivables, primarily related to an arbitration panel ruling in the first quarter of 2004 that rejected the Company’s claims for recovery under certain of its claims-made policies.  For a more detailed discussion of these and other legal proceedings, refer to Note 8 to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q; Note 7 to the Consolidated Financial Statements of 3M’s 2005 Quarterly Report on Form 10-Q for the period ended March 31, 2005; and Part I, Item 3 of 3M’s 2004 Annual Report on Form 10-K.

LIABILITY AND RECEIVABLE ACTIVITY (Millions)	Six months ended June 30 2005	Twelve months ended Dec. 31 2004

Breast implant liabilities:
Balance at beginning of period	$11	$13
Increase in liability during period	4	6
Cash fees and payments made	(6)	(8)
Balance at end of period	$9	$11

Breast implant insurance receivables:
Balance at beginning of period	$278	$338
Increase (decrease) in receivable during period	—	(10)
Cash received from insurance	(4)	(50)
Balance at end of period	$274	$278

Respirator mask/asbestos liabilities:
Balance at beginning of period	$248	$289
Increase in liability during period	30	40
Cash fees and payments made	(36)	(81)
Balance at end of period	$242	$248

Respirator mask/asbestos insurance receivables:
Balance at beginning of period	$464	$448
Increase in receivable during period	15	20
Cash received from insurance	(27)	(4)
Balance at end of period	$452	$464

PRE-TAX EXPENSE	Three months ended		Six months ended
	June 30		June 30
(Millions)	2005	2004	2005	2004

Breast implant	$4	$—	$4	$16
Respirator mask/asbestos	$15	$—	$15	$—

Cash Flows from Investing Activities:

	Six months ended
	June 30
(Millions)	2005	2004

Purchases of property, plant and equipment (PP&E)	$(452)	$(378)
Proceeds from sale of PP&E and other assets	28	20
Acquisitions, net of cash acquired	—	(86)
Purchases of investments	(955)	—
Proceeds from sale of investments	896	9
Net cash used in investing activities	$(483)	$(435)

Investments in property, plant and equipment are enabling growth in diverse markets, helping to meet product demand and increasing manufacturing efficiency.  The Company expects 2005 capital expenditures to total approximately $950 million, compared with $937 million in 2004.  In the first half of 2004, 3M entered into two business combination agreements.  3M acquired HighJump Software, Inc., a U.S. company that provides supply chain execution software and solutions, in February 2004.  3M also purchased 91 percent (subsequently increased to 100%) of the outstanding shares of Hornell Holding AB, a global supplier of personal protective equipment for welding applications, in March 2004. Refer to Note 2 in 3M’s 2004 Annual Report on Form 10-K for additional information on these first-half 2004 business combinations.  The Company continues to review additional acquisition opportunities.

Purchases of investments in the first half of 2005 include the purchase from TI&M Beteiligungsgesellschaft mbH of 19 percent of I&T Innovation Technology (discussed previously under the Transportation business segment).  The purchase price of approximately $53 million is reported as “Investments” in the Consolidated Balance Sheet and as “Purchases of Investments” in the Consolidated Statement of Cash Flows. Other “Purchases of Investments” and all “Proceeds from Sale of Investments” in the first six months of 2005 are attributable to auction rate securities, which are classified as available-for-sale. Prior to 2005, purchases of and proceeds from the sale of auction rate securities were classified as Cash and Cash Equivalents. At December 31, 2004, the amount of such securities taken as a whole was immaterial to Cash and Cash Equivalents, and accordingly have not been reclassified.

Cash Flows from Financing Activities:

	Six months ended
	June 30
(Millions)	2005	2004

Change in short-term debt – net	$(580)	$(65)
Repayment of debt (maturities greater than 90 days)	(480)	(351)
Proceeds from debt (maturities greater than 90 days)	69	130
Total change in debt	$(991)	$(286)
Purchases of treasury stock	(1,185)	(792)
Reissuances of treasury stock	287	352
Dividends paid to stockholders	(647)	(564)
Distributions to minority interests and other – net	(36)	(23)
Net cash used in financing activities	$(2,572)	$(1,313)

Total debt at June 30, 2005, was $1.809 billion, down from $2.821 billion at December 31, 2004, with the decrease primarily related to commercial paper decreases and the retirement of a $400 million medium-term note. There were no new long-term debt issuances in the first six months of 2005. In the first six months of 2005, the decrease in net short-term debt of $580 million includes the portion of short-term debt with original maturities of 90 days or less, which primarily represents commercial paper activity. The repayment of debt for maturities greater than 90 days related to the retirement of a $400 million medium-term note and commercial paper activity. The proceeds from debt for maturities greater than 90 days related to commercial paper activity.

Repurchases of common stock are made to support the Company’s stock-based employee compensation plans and for other corporate purposes.  On November 8, 2004, the Board of Directors authorized the purchase of  $2.0 billion of the Company’s common stock between January 1, 2005 and January 31, 2006.  As of June 30, 2005, $872 million remained available for repurchase.  Refer to the table titled “Issuer Purchases of Equity Securities” in Part II, Item 2, for more information.

In February 2005, the Board of Directors increased the quarterly dividend on 3M common stock by 16.7% to 42 cents per share, equivalent to an annual dividend of $1.68 per share. This marked the 47th consecutive year of dividend increases.  Other cash flows from financing activities include distributions to minority interests, changes in cash overdraft balances, and principal payments for capital leases.

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

* The Company’s results are affected by competitive conditions and customer preferences.  Demand for the Company’s products, which impacts revenue and gross margin percentage, is affected by (i) the development and timing of introduction of competitive products; (ii) changes in customer order patterns, such as changes in the levels of inventory maintained by customers and the timing of customer purchases; and (iii) changes in customers’ preferences for our products, including changes in customer designs for their products that can affect the demand for some of the Company’s products.

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

* The Company’s future results may be affected by various legal and regulatory proceedings, including those involving product liability, antitrust, environmental or other matters. The outcome of these legal proceedings may differ from the Company’s expectations because the outcomes of litigation, including regulatory matters, are often difficult to reliably predict. Various factors or developments can lead the Company to change current estimates of liabilities and related insurance receivables where applicable, or make such estimates for matters previously not susceptible of reasonable estimates, such as a significant judicial ruling or judgment, significant settlement or changes in applicable law. A future adverse ruling, settlement or unfavorable development could result in future charges that could have a material adverse effect on the Company’s results of operations or cash flows in any particular period. A specific factor that could increase the Company’s estimate of its future asbestos-related liabilities is the pending Congressional consideration of legislation to reform asbestos-related litigation and pertinent information derived from that process. For a more detailed discussion of the legal proceedings involving the Company and associated accounting estimates, see the discussion in Note 8 to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q; Note 7 to the Consolidated Financial Statements of 3M’s 2005 Quarterly Report on Form 10-Q for the period ended March 31, 2005; and Part I, Item 3 of 3M’s 2004 Annual Report on Form 10-K.

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

3M COMPANY

FORM 10-Q

For the Quarterly Period Ended June 30, 2005

PART II.  Other Information

Item 1. Legal Proceedings.

Discussion of legal matters is incorporated by reference from Part I, Item 1, Note 8, “Commitments and Contingencies”, of this document, and should be considered an integral part of Part II, Item 1, “Legal Proceedings”.

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

Issuer Purchases of Equity Securities (registered pursuant to Section 12 of the Exchange Act)

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (Millions)
January 1-31, 2005	2,333,811	$82.66	2,245,000	$1,814
February 1-28, 2005	2,111,948	84.58	1,775,500	1,665
March 1-31, 2005	3,490,467	85.76	3,411,800	1,372
Total January 1 – March 31, 2005	7,936,226	$84.53	7,432,300	$1,372
April 1-30, 2005	879,751	$84.67	863,000	$1,299
May 1-31, 2005	2,572,923	77.22	2,439,000	1,111
June 1-30, 2005	3,146,737	76.47	3,115,000	872
Total April 1 – June 30, 2005	6,599,411	$77.86	6,417,000	$872

Total January 1 – June 30, 2005	14,535,637	$81.50	13,849,300	$872

(1) The total number of shares purchased includes: (i) shares purchased under the Board’s $2.0 billion authorization described above, and (ii) shares purchased in connection with the exercise of stock options (which combined totaled 88,811 shares in January 2005, 336,448 shares in February 2005, 78,667 shares in March 2005, 16,751 shares in April 2005, 133,923 shares in May 2005, and 31,737 shares in June 2005).

Item 3. Defaults Upon Senior Securities. – No matters require disclosure.

Item 4. Submission of Matters to a Vote of Security Holders.

The stockholders of the Company voted on five items at the Annual Meeting of Stockholders held on May 10, 2005:

1.               The election of directors to a 3-year term

2.               The ratification of the appointment of PricewaterhouseCoopers LLP as independent auditor.

3.               The proposal to approve the 2005 Management Stock Ownership Program

4.               The stockholder proposal relating to animal testing

5.               The stockholder proposal relating to 3M operations in China

The nominees for directors whose terms expire at the 2008 Annual Meeting were elected based upon the following votes:

Nominee	Votes For	Votes Withheld
Vance D. Coffman	642,758,109	19,674,495
Rozanne L. Ridgway	620,459,936	41,972,668
Louis W. Sullivan	606,240,952	56,191,652

Directors whose terms continue after the meeting were Linda G. Alvarado, Edward A. Brennan, Michael L. Eskew, Edward M. Liddy, W. James McNerney, Jr., Robert S. Morrison, Aulana L. Peters and Kevin W. Sharer.  Effective June 30, 2005, W. James McNerney, Jr. resigned as Chairman of the Board and Chief Executive Officer of the Company, and Robert S. Morrison, a Company director since 2002, was elected 3M interim Chairman and Chief Executive Officer.

The ratification of the appointment of PricewaterhouseCoopers LLP, independent accountants, to audit the consolidated financial statements of the company and its subsidiaries for the year 2005, received the following votes:

For	639,255,522
Against	9,653,996
Abstain	13,523,086
Broker Non-Vote	0

The proposal to approve the 2005 Management Stock Ownership Program received the following votes:

For	481,199,546
Against	68,143,385
Abstain	15,985,561
Broker Non-Vote	97,104,112

The Stockholder proposal relating to animal testing received the following votes:

For	13,995,430
Against	495,279,762
Abstain	56,053,300
Broker Non-Vote	97,104,112

The Stockholder proposal relating to operations in China received the following votes:

For	38,873,953
Against	462,604,158
Abstain	63,850,381
Broker Non-Vote	97,104,112

Item 5. Other Information. – No matters require disclosure.

Item 6. Exhibits.

Exhibits.  These exhibits are either incorporated by reference into this report or filed with this report as indicated below. Exhibit numbers 10.1 through 10.19 are management contracts or compensatory plans or arrangements.

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

(10) Material contracts and management compensation plans and arrangements:

(10.1)	3M 2005 Management Stock Ownership Program is incorporated by reference from our Proxy Statement for the 2005 Annual Meeting of Stockholders.

(10.2)	3M 2002 Management Stock Ownership Program is incorporated by reference from our Proxy Statement for the 2002 Annual Meeting of Stockholders.

(10.3)	3M 1997 Management Stock Ownership Program is incorporated by reference from our Proxy Statement for the 1997 Annual Meeting of Stockholders.

(10.4)	3M 1992 Management Stock Ownership Program is incorporated by reference from our Proxy Statement for the 1992 Annual Meeting of Stockholders.

(10.5)	Form of award agreement for non-qualified stock options granted under the 2005 Management Stock Ownership Program, is incorporated by reference from our Form 8-K dated May 16, 2005.

(10.6)	Form of award agreement for non-qualified stock options granted under the 2002 Management Stock Ownership Program, is incorporated by reference from our Form 10-K for the year ended December 31, 2004.

(10.7)	3M 1997 General Employees’ Stock Purchase Plan, as amended through November 8, 2004, is incorporated by reference from our Form 10-K for the year ended December 31, 2004.

(10.8)	3M VIP (Voluntary Investment Plan) Plus is incorporated by reference from Registration Statement No. 333-73192 on Form S-8, filed on November 13, 2001.

(10.9)	3M Deferred Compensation Plan, as amended through February 9, 2004, is incorporated by reference from our Form 10-K for the year ended December 31, 2003.

(10.10)	3M Executive Profit Sharing Plan, as amended through February 11, 2002, is incorporated by reference from our Form 10-K for the year ended December 31, 2003.

(10.11)	3M Performance Unit Plan, as amended through February 10, 2003 is incorporated by reference from our Form 10-K for the year ended December 31, 2003.

(10.12)	3M Compensation Plan for Non-Employee Directors, as amended, through November 8, 2004, is incorporated by reference from our Form 10-K for the year ended December 31, 2004.

(10.13)	3M 1992 Directors Stock Ownership Program, as amended through November 8, 2004, is incorporated by reference from our Form 10-K for the year ended December 31, 2004.

(10.14)	3M Executive Life Insurance Plan, as amended, is incorporated by reference from our Form 10-K for the year ended December 31, 2003.

(10.15)	Summary of Personal Financial Planning Services for 3M Executives is incorporated by reference from our Form 10-K for the year ended December 31, 2003.

(10.16)

Employment agreement dated as of December 4, 2000, between 3M and W. James McNerney, Jr. is incorporated by reference from our Form 10-K for the year ended December 31, 2000 (also reference Exhibit 10.17).

(10.17)	Letter agreement dated June 29, 2005 by and between 3M Company and W. James McNerney, Jr. is incorporated by reference from our Form 8-K dated June 30, 2005.

(10.18)	Employment agreement dated as of January 23, 2002, between 3M and Patrick D. Campbell is incorporated by reference from our Form 10-K for the year ended December 31, 2001.

(10.19)	Employment agreement dated as of November 19, 2002, between 3M and Richard F. Ziegler is incorporated by reference from our Form 10-K for the year ended December 31, 2002.

Filed electronically herewith:

(12)	Calculation of ratio of earnings to fixed charges.

(15)	A letter from the Company’s independent registered public accounting firm regarding unaudited interim consolidated financial statements.

(31.1)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

(31.2)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

(32.1)	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

(32.2)	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

3M COMPANY
(Registrant)

Date: August 3, 2005

By	/s/ Patrick D. Campbell

Patrick D. Campbell,

Senior Vice President and Chief Financial Officer

(Mr. Campbell is the Principal Financial Officer and has

 been duly authorized to sign on behalf of the Registrant.)