Form 10-Q
period 2005-09-30
3M CO
filed 2005-10-27
CIK 66740

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

Commission file number 1-3285

3M COMPANY

State of Incorporation: Delaware	I.R.S. Employer Identification No. 41-0417775

Principal executive offices: 3M Center, St. Paul, Minnesota 55144

Telephone number: (651) 733-1110

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.  Yes ☒.  No ☐.

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   Yes ☒.  No ☐.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐.  No ☒.

Shares of common stock outstanding at September 30, 2005: 759,932,466.

This document (excluding exhibits) contains 35 pages.

The table of contents is set forth on page 2.

The exhibit index begins on page 33.

3M COMPANY

FORM 10-Q

For the Quarterly Period Ended September 30, 2005

3M COMPANY

FORM 10-Q

For the Quarterly Period Ended September 30, 2005

PART I.  Financial Information

Item 1.  Financial Statements.

Consolidated Statement of Income

(Unaudited)

3M Company and Subsidiaries

	Three months ended		Nine months ended
	September 30		September 30
(Millions, except per share amounts)	2005	2004	2005	2004
Net sales	$5,382	$4,969	$15,842	$14,920
Operating expenses
Cost of sales	2,632	2,457	7,763	7,345
Selling, general and administrative expenses	1,165	1,047	3,400	3,235
Research, development and related expenses	295	282	882	854
Total	4,092	3,786	12,045	11,434
Operating income	1,290	1,183	3,797	3,486

Interest expense and income
Interest expense	20	17	59	52
Interest income	(13)	(12)	(45)	(32)
Total	7	5	14	20

Income before income taxes and minority interest	1,283	1,178	3,783	3,466
Provision for income taxes	417	389	1,305	1,144
Minority interest	13	14	40	52
Net income	$853	$775	$2,438	$2,270

Weighted average common shares outstanding — basic	762.2	780.6	767.3	782.0
Earnings per share — basic	$1.12	$.99	$3.18	$2.90

Weighted average common shares outstanding — diluted	772.3	796.2	779.8	798.5
Earnings per share — diluted	$1.10	$.97	$3.13	$2.84

Cash dividends paid per common share	$.42	$.36	$1.26	$1.08

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

Consolidated Balance Sheet
(Unaudited)

3M Company and Subsidiaries

	Sep. 30	Dec. 31
(Dollars in millions, except per share amounts)	2005	2004
Assets
Current assets
Cash and cash equivalents	$1,848	$2,757
Accounts receivable — net	3,061	2,792
Inventories
Finished goods	984	947
Work in process	693	614
Raw materials and supplies	421	336
Total inventories	2,098	1,897
Other current assets	1,160	1,274
Total current assets	8,167	8,720

Investments	275	227
Property, plant and equipment	16,132	16,290
Less: Accumulated depreciation	(10,528)	(10,579)
Property, plant and equipment — net	5,604	5,711
Goodwill	3,485	2,655
Intangible assets — net	495	277
Prepaid pension and postretirement benefits	2,775	2,591
Other assets	565	527
Total assets	$21,366	$20,708

Liabilities and Stockholders’ Equity
Current liabilities
Short-term borrowings and current portion of long-term debt	$2,582	$2,094
Accounts payable	1,249	1,168
Accrued payroll	520	487
Accrued income taxes	1,008	867
Other current liabilities	1,520	1,455
Total current liabilities	6,879	6,071

Long-term debt	688	727
Other liabilities	3,552	3,532
Total liabilities	$11,119	$10,330

Commitments and contingencies (Note 8)

Stockholders’ equity
Common stock, $.01 par value, 944,033,056 shares issued	9	9
Capital in excess of par value	287	287
Retained earnings	16,944	15,649
Treasury stock, at cost; 184,100,590 shares at Sept. 30, 2005; 170,514,775 shares at Dec. 31, 2004	(6,548)	(5,503)
Unearned compensation	(162)	(196)
Accumulated other comprehensive income (loss)	(283)	132
Stockholders’ equity — net	10,247	10,378
Total liabilities and stockholders’ equity	$21,366	$20,708

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

Consolidated Statement of Cash Flows

(Unaudited)

3M Company and Subsidiaries

	Nine months ended
	September 30
(Dollars in millions)	2005	2004
Cash Flows from Operating Activities
Net income	$2,438	$2,270
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	734	740
Company pension contributions	(397)	(548)
Deferred income tax provision	58	221
Changes in assets and liabilities
Accounts receivable	(313)	(154)
Inventories	(214)	(132)
Other current assets	87	(15)
Other assets — net of amortization	91	61
Accrued income taxes	278	100
Accounts payable	19	33
Other current liabilities	193	55
Other liabilities	95	327
Other — net	18	1
Net cash provided by operating activities	3,087	2,959

Cash Flows from Investing Activities
Purchases of property, plant and equipment (PP&E)	(660)	(613)
Proceeds from sale of PP&E and other assets	32	35
Acquisitions, net of cash acquired	(1,264)	(73)
Purchases of investments	(1,326)	(5)
Proceeds from sale of investments	1,254	9
Net cash used in investing activities	(1,964)	(647)

Cash Flows from Financing Activities
Change in short-term debt — net	661	152
Repayment of debt (maturities greater than 90 days)	(547)	(709)
Proceeds from debt (maturities greater than 90 days)	294	286
Purchases of treasury stock	(1,809)	(1,235)
Reissuances of treasury stock	467	423
Dividends paid to stockholders	(968)	(845)
Distributions to minority interests	(56)	(11)
Other — net	39	(20)
Net cash used in financing activities	(1,919)	(1,959)

Effect of exchange rate changes on cash and cash equivalents	(113)	11

Net increase (decrease) in cash and cash equivalents	(909)	364
Cash and cash equivalents at beginning of year	2,757	1,836
Cash and cash equivalents at end of period	$1,848	$2,200

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1.  Basis of Presentation

The interim consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of the Company’s consolidated financial position, results of operations and cash flows for the periods presented.  These adjustments consist of normal, recurring items.  The results of operations for any interim period are not necessarily indicative of results for the full year. The interim consolidated financial statements and notes are presented as permitted by the requirements for Quarterly Reports on Form 10-Q.  This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and notes included in its Current Report on Form 8-K dated September 7, 2005 (which updated 3M’s 2004 Annual Report on Form 10-K).  This Quarterly Report on Form 10-Q should also be read in conjunction with the Company’s Quarterly Reports on Form 10-Q for the periods ended June 30, 2005 and March 31, 2005.

Significant Accounting Policies

Earnings per share:  The difference in the weighted average shares outstanding for calculating basic and diluted earnings per share is attributable to the dilution associated with the Company’s stock-based compensation plans.  Certain Management Stock Ownership Program (MSOP) options outstanding were not included in the computation of diluted earnings per share because they would not have had a dilutive effect (24.1 million average options for the three months ended September 30, 2005; 12.5 million average options for the nine months ended September 30, 2005; 13.1 million average options for the three months ended September 30, 2004; 4.4 million average options for the nine months ended September 30, 2004).  The conditions for conversion related to the Company’s $639 million in aggregate face amount of Convertible Notes were not met (refer to 3M’s Current Report on Form 8-K dated September 7, 2005, Note 9 to the Consolidated Financial Statements, for more detail); accordingly, there was no impact on 3M’s diluted earnings per share.  If the conditions for conversion are met, 3M may choose to pay in cash and/or common stock; however, if this occurs, the Company has the intent and ability to settle this debt security in cash.  Refer to the  “New Accounting Pronouncements” section that follows for discussion of EITF 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share”. The computations for basic and diluted earnings per share follow:

Earnings Per Share Computations

	Three months ended		Nine months ended
	September 30		September 30
(Amounts in millions, except per share amounts)	2005	2004	2005	2004
Numerator:
Net income	$853	$775	$2,438	$2,270

Denominator:
Denominator for weighted average common shares outstanding — basic	762.2	780.6	767.3	782.0

Dilution associated with the Company’s stock-based compensation plans	10.1	15.6	12.5	16.5

Denominator for weighted average common shares outstanding — diluted	772.3	796.2	779.8	798.5

Earnings per share — basic	$1.12	$.99	$3.18	$2.90
Earnings per share — diluted	1.10	.97	3.13	2.84

Stock-based compensation:  The intrinsic value method is used as prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and generally no compensation cost is recognized for either the General Employees’ Stock Purchase Plan (GESPP) or the MSOP. The GESPP is considered non-compensatory. In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of SFAS No. 123.” The Company has adopted the disclosure requirements of SFAS No. 148. Refer to the “New Accounting Pronouncements” section that follows for discussion of SFAS No. 123R, “Share Based Payment”. Pro forma amounts for stock option awards are based on the options’ estimated Black-Scholes fair value at the date of grant, net of tax, with expense recognition over the vesting period of the stock-based compensation award.  Effective with the May 2005 annual MSOP grant, the Company changed its vesting period from one to three years, which results in compensation expense under this May 2005 grant being recognized over three years.  The decrease in pro forma stock-based compensation expense in the three months and nine months ended September 30, 2005, compared with the same periods last year, was primarily driven by this change in vesting period.  Pro forma amounts for stock-based compensation are as follows:

Stock-Based Compensation Pro Forma Net Income and Earnings Per Share

	Three months ended		Nine months ended
	September 30		September 30
(Millions, except per share amounts)	2005	2004	2005	2004
Net income, as reported	$853	$775	$2,438	$2,270
Add: Stock-based compensation expense included in net income, net of related tax effects	1	1	5	2
Deduct: Total stock-based compensation expense determined under fair value, net of related tax effects	(14)	(49)	(78)	(107)
Pro forma net income	840	727	2,365	2,165
Earnings per share — basic
As reported	$1.12	$.99	$3.18	$2.90
Pro forma	1.10	.93	3.08	2.77
Earnings per share — diluted
As reported	$1.10	$.97	$3.13	$2.84
Pro forma	1.08	.91	3.01	2.71

The Company has historically recognized compensation cost over the nominal vesting period, whereby if an employee retired before the end of the vesting period, the Company would recognize any remaining unrecognized compensation cost at the date of retirement. SFAS No. 123R requires recognition under a non-substantive vesting period approach, requiring compensation expense recognition when an employee is eligible to retire. 3M employees in the U.S. are eligible to retire after age 55 and having completed five years of service. The Company will change to the non-substantive vesting period approach for new stock compensation grants made after the Company adopts SFAS No. 123R, on January 1, 2006. The following table adjusts pro forma diluted earnings per share from the above table to reflect the approximate impact of using the non-substantive vesting approach for retirement-eligible employees.

Stock-Based Compensation Pro Forma Earnings Per Share — Diluted

	Three months ended		Nine months ended
	September 30		September 30
	2005	2004	2005	2004
Pro forma (from above table)	$1.08	$.91	$3.01	$2.71
Impact of retirement-eligible	—	.01	(.02)	(.02)
Pro forma (adjusted to reflect non-substantive vesting period approach)	$1.08	$.92	$2.99	$2.69

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

In March 2005, the FASB issued FASB Interpretation No. (FIN) 47, “Accounting for Conditional Asset Retirement Obligations”. FIN 47 clarifies that the term “conditional asset retirement obligation” as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 is effective for the Company no later than December 31, 2005. The Company is in the process of evaluating the impact of adoption of this new standard. The Company expects to record a charge, for which the amount has not been finalized, in the quarter ending December 31, 2005. The cumulative effect of initially applying this interpretation would be recorded as a change in accounting principle in the Consolidated Statement of Income.

In September 2004, the FASB’s Emerging Issues Task Force finalized EITF Issue No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” that would require the dilutive effect of shares from contingently convertible debt to be included in the diluted earnings per share calculation regardless of whether the contingency has been met. The Company has $639 million in aggregate face amount of 30-year zero coupon senior notes that are convertible into approximately six million shares of common stock if certain conditions are met. As of September 30, 2005, these conditions have never been met (see Note 5). In September 2005, the FASB revised its December 2003 Exposure Draft SFAS No. 128 (R), “Earnings per Share—an amendment of FASB Statement No. 128” anticipated to be effective for interim periods after June 15, 2006.  The proposed SFAS No. 128 (R) further addresses contingently convertible debt and several other issues. Unless the Company takes steps to modify certain terms of this debt security, EITF Issue No. 04-08 and proposed SFAS No. 128 (R) (when effective), would result in an increase of approximately six million shares to diluted shares outstanding to give effect to the contingent issuance of shares. Also, using the if-converted method, net income for the diluted earnings per share calculations would be adjusted for interest expense associated with this debt instrument. EITF Issue No. 04-08 would have been effective beginning with the Company’s 2004 fourth quarter. However, due to the FASB’s delay in issuing SFAS No. 128 (R) and the Company’s intent and ability to settle this debt security in cash versus the issuance of stock, the impact of the additional diluted shares will not be included in the diluted earnings per share calculation until the proposed SFAS No. 128 (R) is effective. When SFAS No. 128R is effective, prior periods’ diluted shares outstanding and diluted earnings per share amounts will be restated to present comparable information. The estimated annual reduction in the Company’s diluted earnings per share would have been approximately $.02 per share for total year 2004. Because the impact of this standard is ongoing, the Company’s diluted shares outstanding and diluted earnings per share amounts would be impacted until retirement or modification of certain terms of this debt security.

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

NOTE 2.  Acquisitions and Divestitures

The acquisition of CUNO, Incorporated (“CUNO”) was completed on August 2, 2005. The operating results of CUNO are included in the Industrial Business segment.  CUNO is a leader in the design, manufacture and marketing of a comprehensive line of filtration products for the separation, clarification and purification of fluids and gases. 3M and CUNO have complementary sets of filtration technologies and the opportunity to bring an even wider range of filtration solutions to customers around the world. 3M acquired CUNO for approximately $1.33 billion, including assumption of debt.  This $1.33 billion included $1.25 billion of cash paid (net of cash acquired) and the acquisition of $80 million of debt, most of which has been repaid.

Purchased identifiable intangible assets of $268 million for the CUNO acquisition will be amortized over lives ranging from 5 to 20 years (weighted-average life of 15 years).  In-process research and development charges from the CUNO acquisition were not material. Pro forma information related to this acquisition is not included because its impact on the Company’s consolidated results of operations is not considered to be material.  The preliminary allocation of the purchase price is presented in the table that follows.

2005 ACQUISITION ACTIVITY

Asset (Liability) (Millions)	CUNO
Accounts receivable	$96
Inventories	61
Property, plant, and equipment - net	121
Purchased intangible assets	268
Purchased goodwill	986
Other assets	30
Deferred tax liability	(111)
Accounts payable and other current liabilities	(101)
Interest bearing debt	(80)
Other long-term liabilities	(16)

Net assets acquired	$1,254

Supplemental information:
Cash paid	$1,282
Less: Cash acquired	28
Cash paid, net of cash acquired	$1,254

In August 2005, 3M (Display and Graphic Business) purchased Mercury Online Solutions Inc., a U.S. company, for $10 million in cash.  The acquired company provides hardware and software technologies and network management services for digital signage and interactive kiosk networks.

NOTE 3.  Goodwill and Intangible Assets

As discussed in Note 9, 3M realigned its business segments and began reporting under this new structure effective January 1, 2005.  To reflect this new structure, the December 31, 2004, goodwill balances presented below reflect a $67 million reclassification from the Industrial segment to the Electro and Communications segment.  The business segment realignment also resulted in certain changes in reporting units for 3M.  3M has 18 reporting units under the criteria set forth by SFAS No. 142, “Goodwill and Other Intangible Assets”.  SFAS No. 142 requires that goodwill be tested for impairment at least annually and when reporting units are changed.  During the first quarter of 2005, the Company completed its assessment of any potential goodwill impairment under this new structure and determined that no impairment existed.

Purchased goodwill related to CUNO totaled $986 million, none of which is deductible for tax purposes. The goodwill balance by business segment as of September 30, 2005, and December 31, 2004, follow:

Goodwill

	Dec. 31,	2005	2005	Sept. 30,
	2004	Acquisition	translation	2005
(Millions)	balance	Activity	and other	balance
Health Care	$575	$—	$(47)	$528
Industrial	345	986	(55)	1,276
Display and Graphics	885	—	(3)	882
Consumer and Office	59	—	(2)	57
Safety, Security and Protection Services	193	—	(13)	180
Electro and Communications	566	—	(35)	531
Transportation	32	—	(1)	31
Total Company	$2,655	$986	$(156)	$3,485

Acquired Intangible Assets

The carrying amount and accumulated amortization of acquired intangible assets as of September 30, 2005, and December 31, 2004, follow:

(Millions)	Sep. 30 2005	Dec. 31 2004
Patents	$381	$330
Other amortizable intangible assets (primarily tradenames and customer related intangibles)	361	162
Non-amortizable intangible assets (tradenames)	62	69
Total gross carrying amount	804	561

Accumulated amortization — patents	(200)	(187)
Accumulated amortization — other	(109)	(97)
Total accumulated amortization	(309)	(284)
Total intangible assets — net	$495	$277

Amortization expense for acquired intangible assets for the three-month and nine-month periods ended September 30, 2005 and 2004 follows:

	Three months ended		Nine months ended
	September 30		September 30
(Millions)	2005	2004	2005	2004
Amortization expense	$13	$11	$35	$33

The table below shows expected amortization expense for acquired intangible assets recorded as of September 30, 2005:

	Last Quarter					After
(Millions)	2005	2006	2007	2008	2009	2009
Amortization expense	$14	$55	$49	$43	$42	$230

The preceding expected amortization expense is an estimate.  Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, changes in foreign currency exchange rates, impairment of intangible assets, accelerated amortization of intangible assets and other events.

NOTE 4.  Supplemental Stockholders’ Equity and Comprehensive Income Information

Accumulated Other Comprehensive Income (Loss)

	Sep. 30,	Dec. 31,
(Millions)	2005	2004
Cumulative translation — net	$(226)	$282
Minimum pension liability adjustments — net	(110)	(110)
Debt and equity securities, unrealized gain — net	2	2
Cash flow hedging instruments, unrealized gain (loss) — net	51	(42)
Total accumulated other comprehensive income (loss)	$(283)	$132

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

TOTAL COMPREHENSIVE INCOME

	Three months ended
	September 30
(Millions)	2005	2004
Net Income	$853	$775
Other comprehensive income (loss)
Cumulative translation — net of $4 million tax provision in 2005 and $3 million tax provision in 2004	(17)	74
Debt and equity securities, unrealized gain (loss) — net of immaterial tax impact in 2005 and 2004	1	—
Cash flow hedging instruments, unrealized gain (loss) — net of $10 million tax provision in 2005 and net of $3 million tax provision in 2004	24	10
Total comprehensive income	$861	$859

TOTAL COMPREHENSIVE INCOME

	Nine months ended
	September 30
(Millions)	2005	2004
Net Income	$2,438	$2,270
Other comprehensive income (loss)
Cumulative translation — net of $24 million tax provision in 2005 and net of $5 million tax provision in 2004	(508)	(33)
Debt and equity securities, unrealized gain (loss) — net of immaterial tax impact in 2005 and 2004	—	(1)
Cash flow hedging instruments, unrealized gain (loss) — net of $52 million tax provision in 2005 and net of $25 million tax provision in 2004	93	48
Total comprehensive income	$2,023	$2,284

NOTE 5.  Long-Term Debt and Short-Term Borrowings

Credit support for outstanding commercial paper is provided by a $565 million credit agreement among a group of primary relationship banks.  In March 2005, the Company replaced its 364-day credit agreement with a five-year credit agreement with similar terms. This $565 million credit facility provides up to $115 million in letters of credit ($97 million of which was utilized at September 30, 2005), with provisions for increasing this limit up to $150 million.

On November 15, 2002, 3M sold $639 million in aggregate face amount of 30-year zero coupon senior notes (the “Convertible Notes”) that are convertible into shares of 3M company stock.  The gross proceeds from the offering, to be used for general corporate purposes, were $550 million ($540 million net of issuance costs).  On February 14, 2003, 3M registered these Convertible Notes in a registration statement filed with the Securities and Exchange Commission.  The terms of the Convertible Notes include a yield to maturity of .50% and an initial conversion premium of 40% over the $65.00 (split adjusted) closing price of 3M common stock on November 14, 2002.  If certain conditions for conversion (relating to the closing common stock prices of 3M exceeding the conversion trigger price for specified periods) are met, holders may convert each of the 30-year zero-coupon senior bonds into 9.4602 shares of 3M common stock in any calendar quarter commencing after March 31, 2003.  The conversion price for the third quarter of 2005 was $119.85 per share.  If the conditions of the conversion are met and 3M elects not to settle in cash, the 30-year zero-coupon senior notes will be convertible in the aggregate into approximately 6.0 million shares.  3M may redeem the 30-year zero-coupon senior notes at any time in whole in or in part, beginning November 21, 2007, at the greater of the accreted conversion price or the current market price.  Holders of the 30-year zero-coupon senior notes have the option to require 3M to purchase their notes at accreted value on November 21 in the years 2005, 2007, 2012, 2017, 2022 and 2027.  Bondholders who deliver a purchase notice between October 21 and November 18, 2005 will receive $873.86 per bond, which the Company would settle in cash. If all 639,000 outstanding bonds were redeemed, the total payout would be approximately $558 million. If redeemed, 3M has adequate liquidity to meet this obligation through a debt issuance and/or existing cash and cash equivalents.

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

DERIVATIVES

	Three months ended			Nine months ended
Net of Tax	September 30			September 30
(Millions)	2005		2004	2005	2004
Unrealized gain/(loss) recorded in cumulative translation
Net investment hedging	$18		$(3)	$30	$(6)

Cash flow hedging instruments balance and activity
Beginning balance	$27		$(7)	$(42)	$(45)

Net unrealized holding gain/(loss)	26		—	80	5
Reclassification adjustment	(4)		10	11	43
Total activity	22		10	91	48

Ending balance	$49	*	$3	$49 *	$3

Tax expense or benefit (cash flow hedging instruments)
Net unrealized holding gain/(loss)	$(13)		$—	$(46)	$(4)
Reclassification adjustment	3		(3)	(6)	(21)

* Based on exchange rates at September 30, 2005, the Company expects to reclassify to earnings over the next 12 months a majority of the cash flow hedging instruments after-tax gain of $49 million (with the impact largely offset by foreign currency cash flows from underlying hedged items).

NOTE 7.  Pension and Postretirement Benefit Plans

Components of net periodic benefit cost and other supplemental information for the three months and nine months ended September 30 follow:

Benefit Plan Information

	Three months ended September 30
	Qualified and Non-qualified
	Pension Benefits				Postretirement
	United States		International		Benefits
(Millions)	2005	2004	2005	2004	2005	2004
Service cost	$44	$41	$27	$24	$13	$12
Interest cost	126	121	45	41	25	25
Expected return on plan assets	(169)	(157)	(55)	(50)	(24)	(22)
Amortization of transition (asset) obligation	—	—	1	1	—	—
Amortization of prior service cost (benefit)	3	3	(1)	(1)	(10)	(10)
Recognized net actuarial (gain) loss	45	40	13	11	22	20
Net periodic benefit cost	$49	$48	$30	$26	$26	$25

Settlements, curtailments and special termination benefits	—	1	—	—	—	—
Net periodic benefit cost after settlements, curtailments and special termination benefits	$49	$49	$30	$26	$26	$25

Benefit Plan Information

	Nine months ended September 30
	Qualified and Non-qualified
	Pension Benefits				Postretirement
	United States		International		Benefits
(Millions)	2005	2004	2005	2004	2005	2004
Service cost	$132	$123	$81	$76	$40	$39
Interest cost	376	363	136	121	75	75
Expected return on plan assets	(499)	(471)	(167)	(148)	(71)	(64)
Amortization of transition (asset) obligation	—	—	3	3	—	—
Amortization of prior service cost (benefit)	10	10	(3)	(1)	(30)	(30)
Recognized net actuarial (gain) loss	135	120	43	33	65	65
Net periodic benefit cost	$154	$145	$93	$84	$79	$85

Settlements, curtailments and special termination benefits	6	13	—	—	—	—
Net periodic benefit cost after settlements, curtailments and special termination benefits	$160	$158	$93	$84	$79	$85

For the nine months ended September 30, 2005, including the U.S. qualified pension plan, contributions totaling $397 million were made to the Company’s U.S. and international pension plans and $105 million to its post-retirement plans.  In the third quarter, the Company made a $300 million contribution to its U.S. qualified pension plan.  The Company may make additional contributions depending on the U.S. plans’ funding status as of the 2005 measurement date and the anticipated tax deductibility of the contribution.  The Company does not have a required minimum pension contribution obligation for its U.S. plans in 2005.  Accordingly, the amount of the anticipated discretionary pension contribution could vary significantly.

In the third quarter, the Company transferred a portion of its Sumitomo 3M Japanese pension liabilities and assets to the Japanese government, as allowed by a Japanese government program. This program allowed 3M to transfer

$145 million in projected benefit obligations and $74 million in pension trust assets to the Japanese government. The company remeasured its projected benefit obligation and plan assets as of August 15, 2005, to include the effect of the transfer. This transfer of obligations and assets to the Japanese government also eliminated $63 million in previously deferred actuarial losses and resulted in the Company recognizing a pre-tax gain of $8 million. The gain partially offsets the 2005 net periodic benefit cost.

Also, in the third quarter, the Company closed the acquisition of CUNO, Inc.  CUNO has several U.S. plans and an international pension plan.  The U.S. plans have a combined projected benefit obligation of $53 million and plan assets of $41 million.  The international pension plan has a projected benefit obligation of $13 million and plan assets of $10 million.

NOTE 8.  Commitments and Contingencies

A description of the significant legal proceedings in which the Company is involved, both in general and with respect to specific matters, is contained in the Company’s Annual Report on Form 10-K for the period ended December 31, 2004, and the Company’s Quarterly Reports on Form 10-Q for the periods ended March 31, 2005 and June 30, 2005 (collectively the “Reports”). This section describes significant developments since the preparation of the Reports and should be read with reference to them. Unless specifically indicated, all previously reported matters remain pending.

Antitrust Litigation

The Company and plaintiffs’ counsel in the previously disclosed 12 purported class actions filed in various state courts and a federal court in California on behalf of indirect purchasers of transparent tape have signed a written settlement agreement of those actions (formalizing the previously disclosed settlement in principle), subject to approval of the federal court in California.

In the direct purchaser class action pending in the United States District Court for the Eastern District of Pennsylvania, the United States Court of Appeals for the Third Circuit denied the Company’s petition for leave to file an immediate appeal from the district court’s collateral estoppel order. At a status conference with the court, the parties in the four pending direct purchaser cases (one class action, one purported class action and two individual actions) agreed to engage in mediation to attempt to settle all or part of the litigation.

Breast Implant Insurance Recovery

As previously reported, the Company is engaged in legal proceedings to effectuate court rulings including the previously disclosed Minnesota Supreme Court ruling in 2003 that was favorable to the Company’s claim for coverage against its insurers. On August 31, 2005, the district court issued an order rejecting the insurers’ position on a remaining issue in nearly its entirety. The Company expects the district court will enter a comprehensive order and judgment setting forth the amount (plus interest) that each of the nineteen insurers remaining in the case owes the Company.

On October 14, 2005, the Company’s captive insurer collected reinsurance of $8.3 million under reinsurance policies for the breast implant liability.

Respirator Mask/Asbestos Litigation

For more than 25 years, the Company has defended and resolved the claims of over 350,000 individual claimants alleging injuries from occupational dust exposures. As of September 30, 2005, the Company is a named defendant, typically with multiple co-defendants, in numerous lawsuits in various courts that purport to assert claims by approximately 50,400 individual claimants and has accrued liabilities of $224 million and receivables for the likely amount of insurance recoveries of $452 million related to this litigation.  Such accruals are subject to the various factors previously disclosed.

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

The Circuit Court of Lincoln County, West Virginia denied the Company’s motion to dismiss the previously disclosed complaint against the Company and two other manufacturers of respiratory protection products filed in 2003 by the State of West Virginia, through its Attorney General, seeking reimbursement of the costs allegedly incurred by the State for worker’s compensation and healthcare benefits provided to more than 20,000 current or former miners allegedly suffering from silicosis and/or coal miner’s pneumoconiosis (“Black Lung disease”). On October 7, 2005, the State of West Virginia filed an amended complaint seeking reimbursement of the costs allegedly incurred by the State for worker’s compensation and healthcare benefits provided to all workers with occupational pneumoconiosis in all professions, not just to coal miners as the original complaint alleged.

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

The Company has been cooperating with the Working Group on Strategies and Review (WGSR) in its assessment of whether PFOS meets the criteria under the Protocol for Persistent Organic Pollutants (“POPs Protocol”) in the Convention on Long-Range Transboundary Air Pollution (LRTAP), an international treaty established in 1979 to address the atmospheric transport of chemicals.  On October 4, 2005, the WGSR issued an advance copy of their report which recommended to the Executive Body under LRTAP that there is sufficient information to conclude that PFOS falls within the POPs Protocol.  The Executive Body will consider WGSR’s preliminary recommendation and make a final determination whether PFOS should be added to the POPs Protocol.

The Company donated several acres of land to the city of Lake Elmo, Minnesota for a water tower and granted the City approximately $3.3 million that the City will use to expand municipal water service to neighborhoods that include a small number of private wells in which levels of PFOS and PFOA have been detected slightly above the levels established by the Minnesota Department of Health.

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

Business Segment Information

	Three months ended September 30		Nine months ended September 30
(Millions)	2005	2004	2005	2004
NET SALES

Health Care	$1,074	$1,035	$3,299	$3,115
Industrial	971	852	2,802	2,575
Display and Graphics	920	843	2,646	2,572
Consumer and Office	798	737	2,232	2,098
Safety, Security and Protection Services	573	525	1,729	1,599
Electro and Communications	597	557	1,748	1,680
Transportation	438	409	1,352	1,253
Corporate and Unallocated	11	11	34	28
Total Company	$5,382	$4,969	$15,842	$14,920

OPERATING INCOME

Health Care	$292	$277	$911	$813
Industrial	174	157	547	469
Display and Graphics	315	287	878	893
Consumer and Office	171	150	433	395
Safety, Security and Protection Services	139	123	423	384
Electro and Communications	127	92	348	258
Transportation	114	104	361	328
Corporate and Unallocated	(42)	(7)	(104)	(54)
Total Company	$1,290	$1,183	$3,797	$3,486

Corporate and unallocated operating income includes a variety of miscellaneous items, such as corporate investment gains and losses, certain derivative gains and losses, insurance-related gains and losses, certain litigation expenses, and corporate restructuring program charges. Because this category includes a variety of miscellaneous items, it is subject to fluctuation on a quarterly and annual basis.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of 3M Company:

We have reviewed the accompanying consolidated balance sheet of 3M Company and its subsidiaries as of September 30, 2005, and the related consolidated statements of income for the three-month and nine-month periods ended September 30, 2005 and 2004, and of cash flows for the nine-month periods ended September 30, 2005 and 2004. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2004, and the related consolidated statements of income, of changes in stockholders’ equity and comprehensive income, and of cash flows for the year then ended, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004; and in our report dated February 14, 2005, except as to Notes 3, 16 and 17, for which the date is September 7, 2005, we expressed unqualified opinions thereon. The consolidated financial statements and management’s assessment of the effectiveness of internal control over financial reporting referred to above are not presented herein. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2004, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Minneapolis, Minnesota

October 18, 2005

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

For the three months ended September 30, 2005, 3M reported net sales of $5.382 billion and net income of $853 million, or $1.10 per diluted share, compared with net sales of $4.969 billion and net income of $775 million, or $.97 per diluted share, for the three months ended September 30, 2004.  Diluted earnings per share increased 13.4%. 3M’s continued focus on corporate driven initiatives and increasing sales volumes enabled us to achieve operating income margins of 24.0% for the three months ended September 30, 2005, compared with 23.8% in the same period last year. The following table summarizes sales and operating income results by business segment.

	Three months ended September 30
	2005		2004		% change
(Millions)	Net Sales	Oper. Income	Net Sales	Oper. Income	Net Sales	Oper. Income
Health Care	$1,074	$292	$1,035	$277	3.8%	5.2%
Industrial	971	174	852	157	13.8%	10.6%
Display and Graphics	920	315	843	287	9.1%	9.8%
Consumer and Office	798	171	737	150	8.3%	14.2%
Safety, Security and Protection Services	573	139	525	123	9.1%	13.3%
Electro and Communications	597	127	557	92	7.3%	37.5%
Transportation	438	114	409	104	7.0%	9.4%
Corporate and Unallocated	11	(42)	11	(7)

Total Company	$5,382	$1,290	$4,969	$1,183	8.3%	9.0%

Sales growth for the three months ended September 30, 2005, was broad-based. Local-currency sales growth (defined as volume plus selling price) was 7.0% for the third quarter, with organic local-currency growth of 5.6% and the CUNO acquisition adding 1.4%. Every business posted year-on-year organic local currency growth, led by Display and Graphics; Safety, Security and Protection Services; Consumer and Office; Electro and Communications; and Transportation. Driven by end-market demand for flat-panel LCD devices, the optical film business returned Display and Graphics to a solid growth position in the third quarter. Industrial sales growth benefited from the CUNO acquisition, which added 8.3% growth to Industrial in the third quarter, and was also led by industrial adhesives and tapes, as well as the abrasives businesses. Health Care sales growth was led by medical, dental and health information systems, but tempered by the impact of increased pricing and competitive pressures in 3M’s Personal Care and Related products business and declining sales in our legacy pharmaceuticals business.  Refer to the Performance by Business Segment section for a more detailed discussion of the results of the respective segments.

Geographically, Asia Pacific led local-currency sales growth in the third quarter of 2005, with an increase of 14.2%. Local-currency sales increased 6.8% in the United States, increased 2.0% in Europe, and were flat in the combined Latin America and Canada area. Currency effects increased international sales by 2.3%.  Foreign currency translation positively impacted the combined Latin America and Canada area sales by 9.5%, and Asia Pacific sales by 2.2%, as the U.S. dollar weakened against these currencies.  Foreign currency translation effects reduced Europe sales by 0.3%.

Operating income improvement for the three months ended September 30, 2005, was broad-based, with six of 3M’s seven business segments posting increases above 9%.  All business segments, except Industrial, achieved operating income margins of over 20%. Industrial operating income was negatively impacted by CUNO acquisition related costs. Currency impacts boosted third quarter 2005 operating income by an estimated $45 million.

3M generated $3.087 billion of operating cash flows for the nine months ended September 30, 2005, a $128 million increase compared to the nine months ended September 30, 2004. While higher net income increased cash flows, higher accounts receivable and inventory balances decreased cash flows. In the third quarter of both 2005 and 2004, the Company made a $300 million special contribution to its U.S. qualified pension plan. In the third quarter of 2004, the Company also made a special contribution of $155 million to its Sumitomo 3M Japanese pension plan.

For the nine months ended September 30, 2005, the Company utilized $2.777 billion of cash to repurchase 3M common stock and pay dividends.  3M’s Board of Directors has authorized the repurchase of an additional $300 million of the Company’s stock through January 31, 2006, increasing the total repurchase authorization to $2.3 billion for the period January 1, 2005 to January 31, 2006.  3M’s debt to total capital ratio (total capital defined as debt plus equity) as of September 30, 2005, was 24%.  The Company’s debt levels increased in the third quarter as a result of 3M’s acquisition of CUNO.  Refer to Note 2 to the Consolidated Financial Statements for additional discussion of CUNO. 3M has an AA credit rating from Standard & Poor’s and an Aa1 credit rating from Moody’s Investors Service.

3M believes it will continue to deliver strong financial performance in the fourth quarter of 2005, while facing an environment of rising raw material prices. Hurricanes Katrina and Rita have resulted in tight supply conditions and significant increases in energy costs, fuel surcharges, and prices for certain natural gas and petroleum related raw materials. During this difficult period we have avoided disruption to our manufacturing operations through careful management of existing raw material inventories and development and qualification of additional supply sources.  3M manages commodity price risks through negotiated supply contracts, price protection swaps and forward physical contracts.

Effective June 30, 2005, W. James McNerney, Jr. resigned as Chairman of the Board and Chief Executive Officer of the Company, and Robert S. Morrison, a Company director since 2002, was elected 3M interim Chairman and Chief Executive Officer. Mr. Morrison is a retired vice chairman of Pepsico, Inc. and former chief executive officer of Quaker Oats Co. Mr. Morrison is on-board full-time and actively leading the Company. 3M’s Board of Directors has retained a search firm and is evaluating both internal and external candidates.

RESULTS OF OPERATIONS

Percent change information compares the third quarter and first nine months of 2005 with the same periods last year, unless otherwise indicated.

Net Sales:

	Three months ended September 30, 2005			Nine months ended September 30, 2005
	Worldwide	U.S.	International	Worldwide	U.S.	International
Net sales (millions)	$5,382	$2,196	$3,186	$15,842	$6,197	$9,645
Components of net sales change:
Volume — organic	4.7%	2.1%	6.5%	3.0%	1.9%	3.7%
Volume — acquisitions	1.4	1.8	1.2	0.6	0.8	0.5
Volume — total	6.1	3.9	7.7	3.6	2.7	4.2
Price	0.9	2.9	(0.6)	0.7	2.2	(0.3)
Total local-currency sales	7.0	6.8	7.1	4.3	4.9	3.9
Translation	1.3	—	2.3	1.9	—	3.1
Total sales change	8.3%	6.8%	9.4%	6.2%	4.9%	7.0%

In the third quarter and first nine months of 2005, local-currency sales growth was broad based. Selling prices increased nearly 1% in the third quarter of 2005, continuing the positive momentum from prior quarters.  Along with the benefits provided from 3M’s sourcing initiative, 3M’s pricing strategy this year has been key to maintaining margins in the face of significant raw material price pressure.  3M’s pricing strategy resulted in U.S. price growth of 2.9% in the third quarter and 2.2% for the first nine months of 2005. Internationally, selling prices declined 0.6% for the third quarter of 2005 and declined 0.3% for the first nine months of 2005.  Adjusting for the price decreases in LCD films and flex circuits, international pricing would have increased 0.3% for the third quarter of 2005 and 0.4% for the first nine months of 2005. Refer to the “Performance by Business Segment” section for additional discussion of sales change by segment.

On a geographic basis, Asia Pacific local-currency sales increased 14.2% in the third quarter. All seven businesses in the Asia Pacific area posted local-currency sales growth in the third quarter and first nine months of 2005, led by the optical film business.  In the Asia Pacific area in the third quarter, non-electronics related businesses, which exclude LCD films and flex circuits, had strong local-currency sales growth of nearly 10%.  CUNO added 1.4% of local-currency growth to the Asia Pacific area in the third quarter.  The Company had flat local-currency sales growth in the third quarter in the combined Latin America and Canada area.  CUNO contributed 0.9% to growth and the Latin America and Canada area continued to see strong growth in Consumer and Office; Safety, Security and Protection Services; and the Transportation businesses. Growth in Latin America was impacted by the continued decline of 3M’s CRT rear projection lens business in Mexico and the move of a flex circuits customer from Puerto Rico to Singapore.  Without these two impacts and the CUNO acquisition, local-currency growth in the Latin America and Canada area would have been 4.8% in the third quarter.  U.S. organic sales growth in the third quarter was 5.0%, led by Consumer and Office; Health Care; Electro and Communications; and the Safety, Security and Protection Services.  In Europe, local-currency third-quarter sales increased 2.0%, representing 3M’s best performance since the second quarter of 2001. CUNO contributed 0.8% to growth.  Growth in Europe was led by Safety, Security and Protection Services; Transportation; and the Industrial businesses.  For the first nine months of 2005, local-currency growth was 8.8% in the Asia Pacific area, 4.9% in the United States and 1.4% in the combined Latin America and Canada area.  For the first nine months of 2005, local-currency sales declined 0.4% in Europe.

Operating Expenses:

	Three months ended			Nine months ended
	September 30			September 30
(Percent of net sales)	2005	2004	Change	2005	2004	Change
Cost of sales	48.9%	49.4%	(0.5)%	48.9%	49.2%	(0.3)%
Selling, general and administrative expenses	21.6	21.1	0.5	21.5	21.7	(0.2)
Research, development and related expenses	5.5	5.7	(0.2)	5.6	5.7	(0.1)
Operating income	24.0%	23.8%	0.2%	24.0%	23.4%	0.6%

Cost of sales as a percent of net sales were down half of one percentage point in the third quarter and down 0.3 percent in the first nine months of 2005 compared to the same periods in 2004. Cost of sales benefited from the combination of improved selling prices, favorable product mix, productivity gains, factory efficiency and sourcing, which helped offset the impact of higher raw material prices.  Raw material costs increased approximately 6.0% for the third quarter and first nine months of 2005 when compared to the same periods in 2004, with this impact mitigated through commodity hedging programs and negotiated supply contracts.  Cost of sales includes manufacturing, engineering and freight costs.

Selling, general and administrative (SG&A) expenses as a percent of net sales were up half of one percentage point in the third quarter and down 0.2 percent in the first nine months of 2005 compared to the same periods in 2004. 3M continues to invest in emerging markets such as China, India, and Central and Eastern Europe.  The SG&A increase in the third quarter is also partially attributable to the CUNO acquisition as CUNO’s SG&A runs somewhat higher than 3M.

Operating Income:

3M uses operating income as one of its primary business segment performance measurement tools.  Operating income has steadily improved the past few years, helped by solid sales growth and positive benefits from 3M’s corporate initiatives.  In the third quarter and first nine months of 2005, operating income totaled 24.0% of sales, compared to 23.8% in the third quarter of 2004 and 23.4% for the first nine months of 2004.

Interest Expense and Income:

	Three months ended		Nine months ended
	September 30		September 30
(Millions)	2005	2004	2005	2004
Interest expense	$20	$17	$59	$52
Interest income	(13)	(12)	(45)	(32)
Total	$7	$5	$14	$20

Interest expense increased slightly for the third quarter and first nine months of 2005 compared to the same periods in 2004, primarily due to higher interest rates.  Interest income was higher in the first nine months of 2005, benefiting from higher average cash balances and higher interest rates.

Provision for Income Taxes:

	Three months ended		Nine months ended
	September 30		September 30
(Percent of pre-tax income)	2005	2004	2005	2004
Effective tax rate	32.5%	33.0%	34.5%	33.0%

The tax rate for the third quarter of 2005 was 32.5%, compared with 33.0% in the third quarter of 2004. During the second quarter of 2005, 3M completed its evaluation of the repatriation provision of the American Jobs Creation Act of 2004 (Jobs Act) and will reinvest approximately $1.7 billion of foreign earnings into the U.S. pursuant to its provisions. The Company will continue to evaluate additional repatriation opportunities through the end of 2005. The Jobs Act provides 3M the opportunity to tax effectively repatriate foreign earnings for U.S. qualifying investments specified by 3M’s domestic reinvestment plan.  As a consequence, in the second quarter of 2005, 3M recorded a tax expense of $75 million, net of available foreign tax credits.  Excluding this tax expense, the first nine months 2005 tax rate would be 32.5%. A half-point tax rate reduction compared to the same periods last year is primarily attributable to the combination of the effects of the Medicare Modernization Act and the domestic manufacturer’s deduction, which was a part of the Jobs Act.

Minority Interest:

	Three months ended		Nine months ended
	September 30		September 30
(Millions)	2005	2004	2005	2004
Minority Interest	$13	$14	$40	$52

Minority interest expense eliminates the income or loss attributable to non-3M ownership interests in 3M consolidated entities. 3M’s most significant consolidated entity with non-3M ownership interests is Sumitomo 3M Limited (3M owns 75% of Sumitomo 3M Limited).  The decrease in the first nine months of 2005 related primarily to lower profits in Sumitomo 3M.

Currency Effects:

3M estimates that year-on-year currency effects, including hedging impacts, increased net income by approximately $30 million in the third quarter and approximately $95 million in the nine months ended September 30, 2005.  This estimate includes the effect of translating profits from local currencies into U.S. dollars; the impact of currency fluctuations on the transfer of goods between 3M operations in the United States and abroad; and transaction gains and losses, including derivative instruments designed to reduce foreign currency exchange rate risks. 3M estimates that year-on-year derivative and other transaction gains and losses increased net income by approximately $10 million for the three months ended September 30, 2005 and increased net income by approximately $25 million for the nine months ended September 30, 2005, benefiting from lower year-on-year hedging losses.

New Accounting Pronouncements:

Information regarding new accounting pronouncements is included in Note 1 to the Consolidated Financial Statements.

PERFORMANCE BY BUSINESS SEGMENT

Disclosures relating to 3M’s business segments are provided in Note 9 to the Consolidated Financial Statements.

Information related to 3M’s business segments is presented in the tables that follow.  Local-currency sales (which includes both organic and acquisition volume impacts plus price impacts) are provided for each segment.  The translation impact and total sales change are also provided for each segment.  Operating income in all segments benefited from continued savings from 3M’s corporate initiatives and positive currency effects.

Health Care Business:

	Three months ended		Nine months ended
	September 30		September 30
	2005	2004	2005	2004
Sales (millions)	$1,074	$1,035	$3,299	$3,115
Sales change analysis:
Local currency (volume and price)	2.8%	(0.8)%	3.9%	0.6%
Translation	1.0	3.0	2.0	4.1
Total sales change	3.8%	2.2%	5.9%	4.7%

Operating income (millions)	$292	$277	$911	$813
Percent change	5.2%	1.9%	12.0%	5.1%
Percent of sales	27.2%	26.8%	27.6%	26.1%

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

Health Care reported local-currency sales growth of 2.8% for the third quarter and 3.9% for the first nine months of 2005. In Health Care, 3M’s core businesses, including medical, dental and health information systems businesses, grew strongly in the third quarter and first nine months of 2005, with about 8% local-currency sales growth in the third quarter. Sales growth in the third quarter was tempered by sales declines in two areas:  Personal Care and Related products and legacy pharmaceuticals. Personal Care, which is 3M’s diaper tape business, has experienced significant price increases in some product lines over the last year, and 3M has elected to drive profits at the expense of volume in this lowest margin business in Health Care. Sales in 3M’s legacy pharmaceuticals business, primarily comprised of prescription drugs in inhalation, women’s health, and cardiovascular, are declining due to price pressure in Europe and decreased demand for some of these older products. 3M continues to generate growth in its Aldara™ pharmaceutical product, which accounts for approximately 6% of total Health Care sales. Aldara sales grew in double-digits in the third quarter, and growth outside the U.S. was particularly strong at over 18%.  However, sequential sales were flat.  In the United States, physician adoption of Aldara has been slower than anticipated for the actinic keratosis indication.  3M sales and marketing efforts continue to focus on educating dermatologists about the significant advantages Aldara offers. Operating income increased 5.2% in the third quarter of 2005, and was up 12.0% for the first nine months of 2005. Looking ahead, 3M expects continued solid growth in its core medical and dental businesses.  However, 3M expects the declines in Personal Care and Related Products and its legacy pharmaceuticals business to persist into the fourth quarter.

In the first quarter of 2005, 3M and Takeda Pharmaceutical Co. Ltd. entered into an agreement to collaborate on a potential breakthrough treatment utilizing an immune response modifier for cervical high-risk human papilloma virus (HPV) infection and cervical dysplasia, which are known risk factors for cervical cancer.  This immune response modifier currently is in early stage clinical trials, and 3M and Takeda will share further development costs. Upon successful clinical development and regulatory approvals, the parties will commercialize jointly in the United States and Europe.  Takeda will hold commercial rights in certain countries in Asia, while 3M will retain the rights in other parts of the world.

Industrial Business:

	Three months ended		Nine months ended
	September 30		September 30
	2005	2004	2005	2004
Sales (millions)	$971	$852	$2,802	$2,575
Sales change analysis:
Local currency (volume and price)	12.0%	9.6%	6.3%	9.1%
Translation	1.8	2.7	2.5	3.9
Total sales change	13.8%	12.3%	8.8%	13.0%

Operating income (millions)	$174	$157	$547	$469
Percent change	10.6%	48.9%	16.7%	45.0%
Percent of sales	17.9%	18.4%	19.5%	18.2%

The Industrial segment serves a broad range of industrial markets, from appliance and electronics to paper and packaging and food and beverage. Products include tapes, a wide variety of coated and non-woven abrasives, adhesives, specialty materials and supply chain execution software solutions.

In Industrial, local-currency sales grew 12.0% in the third quarter of 2005 and 6.3% in the first nine months of 2005. The August 2005 CUNO acquisition, whose results are included in Industrial, added 8.3% of growth to the third quarter of 2005 and 2.8% of growth to the first nine months of 2005. In addition to CUNO, growth for the third quarter and first nine months was led by industrial adhesives and tapes, as well as the abrasives businesses. 3M continues to selectively raise selling prices to offset commodity raw material price pressures. Industrial continues to demonstrate strong operational discipline, as operating income grew 10.6% in the third quarter and 16.7% for the first nine months of 2005. In the third quarter, CUNO negatively impacted operating income growth by approximately 8%, which includes the impact of CUNO acquisition related costs.

Display and Graphics Business:

	Three months ended		Nine months ended
	September 30		September 30
	2005	2004	2005	2004
Sales (millions)	$920	$843	$2,646	$2,572
Sales change analysis:
Local currency (volume and price)	7.9%	6.6%	1.9%	14.7%
Translation	1.2	2.4	1.0	4.5
Total sales change	9.1%	9.0%	2.9%	19.2%

Operating income (millions)	$315	$287	$878	$893
Percent change	9.8%	14.1%	(1.7)%	38.9%
Percent of sales	34.2%	34.0%	33.2%	34.7%

The Display and Graphics segment serves markets that include electronic display, touch screen, traffic safety and commercial graphics. This segment includes optical film and lens solutions for electronic displays; touch screens and touch monitors; reflective sheeting for transportation safety; and commercial graphics systems.

Display and Graphics local-currency sales grew 7.9% for the third quarter and 1.9% for the first nine months of 2005, impacted by many factors.  Display and Graphics growth re-accelerated in the third quarter, as higher demand for LCD flat-panel devices, particularly LCD TV’s, drove record sales of 3M’s proprietary optical films and components despite intense pricing pressure. The Traffic Safety Systems business experienced strong growth in the United States during the quarter as 3M saw renewed end-market confidence following the signing of the new highway bill (Transportation Equity Act for the 21st Century). 3M delivered solid growth in its Commercial Graphics business led by strong performance in the United States.  As mentioned in previous quarters, Display and Graphics sales were negatively impacted by almost 5% in the third quarter and by more than 3% in the first nine months due to the continued decline in lens systems for the CRT rear projection television market along with the phase out of the commercial videotape business announced in the fourth quarter of 2004. Operating income increased 9.8% in the third quarter and decreased 1.7% for the first nine months of 2005.  Operating income was impacted by the commercial videotape business phase out and decline in lens systems, which negatively impacted third quarter 2005 operating income by approximately 10% and first nine months operating income by approximately 7%.

Consumer and Office Business:

	Three months ended		Nine months ended
	September 30		September 30
	2005	2004	2005	2004
Sales (millions)	$798	$737	$2,232	$2,098
Sales change analysis:
Local currency (volume and price)	6.9%	7.7%	4.4%	6.4%
Translation	1.4	1.8	2.0	2.7
Total sales change	8.3%	9.5%	6.4%	9.1%

Operating income (millions)	$171	$150	$433	$395
Percent change	14.2%	17.3%	9.6%	14.3%
Percent of sales	21.4%	20.3%	19.4%	18.8%

The Consumer and Office segment serves markets that include consumer retail, office retail, education, home improvement, building maintenance and other markets. Products in this segment include office supply products, stationery products, construction and home improvement/home care products, protective material products, and visual systems products.

Consumer and Office local-currency sales increased 6.9% in the third quarter and 4.4% for the first nine months of 2005, with broad-based growth across the many channels 3M serves, most notably in the mass-market consumer and home improvement retail channels.  Consumer and Office had a very strong third quarter, led by a continued strong new-product pipeline. By combining unique functionality along with customer inspired design, the Consumer and Office team has revitalized growth in core products such as Scotch® Tape, Post-It® Notes, Filtrete™ and O-Cello sponges. Geographically, growth was led by the United States. Operating income increased 14.2% in the third quarter and 9.6% for the first nine months of 2005.

Safety, Security and Protection Services Business:

	Three months ended		Nine months ended
	September 30		September 30
	2005	2004	2005	2004
Sales (millions)	$573	$525	$1,729	$1,599
Sales change analysis:
Local currency (volume and price)	7.8%	6.4%	5.9%	6.2%
Translation	1.3	2.5	2.2	3.5
Total sales change	9.1%	8.9%	8.1%	9.7%

Operating income (millions)	$139	$123	$423	$384
Percent change	13.3%	10.2%	10.3%	10.4%
Percent of sales	24.3%	23.4%	24.5%	24.0%

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

Safety, Security and Protection Services local-currency sales growth was 7.8% in the third quarter and 5.9% for the first nine months of 2005, driven by broad-based growth across the business portfolio and geographies. Sales growth was driven by continued strong global demand for personal protection products and solutions, particularly respiratory protection products, along with robust demand for cleaning and protection products for commercial buildings. Geographically, third-quarter sales growth in dollars was led by the Asia Pacific area, followed closely by the United States. Operating income improved 13.3% for the third quarter and 10.3% for the first nine months of 2005.

Electro and Communications Business:

	Three months ended		Nine months ended
	September 30		September 30
	2005	2004	2005	2004
Sales (millions)	$597	$557	$1,748	$1,680
Sales change analysis:
Local currency (volume and price)	6.0%	4.0%	2.0%	5.0%
Translation	1.3	2.1	2.0	3.0
Total sales change	7.3%	6.1%	4.0%	8.0%

Operating income (millions)	$127	$92	$348	$258
Percent change	37.5%	22.6%	35.0%	22.7%
Percent of sales	21.2%	16.5%	19.9%	15.3%

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

Local-currency sales in Electro and Communications increased 6.0% in the third quarter and 2.0% for the first nine months of 2005, led by demand for 3M electronic products for the semi-conductor manufacturers, along with continued strong growth in electrical products for insulating, testing and sensing. Seat sensors for automotive OEM airbag systems were a notable growth driver in the third quarter. Under Electro and Communications current structure, this was the highest local-currency sales growth since the first-quarter of 2001. Operating margins were 21.2% in the third quarter, with operating income increasing 37.5% for the third quarter and 35.0% for the first nine months of 2005.

Transportation Business:

	Three months ended		Nine months ended
	September 30		September 30
	2005	2004	2005	2004
Sales (millions)	$438	$409	$1,352	$1,253
Sales change analysis:
Local currency (volume and price)	5.6%	3.8%	5.6%	5.3%
Translation	1.4	2.8	2.3	4.2
Total sales change	7.0%	6.6%	7.9%	9.5%

Operating income (millions)	$114	$104	$361	$328
Percent change	9.4%	(1.4)%	10.1%	9.3%
Percent of sales	26.1%	25.5%	26.7%	26.2%

The Transportation segment serves markets that include automotive, automotive aftermarket, marine, aerospace and specialty vehicles. This segment provides components and products that are used in the manufacture, repair and maintenance of automotive, marine, aircraft and specialty vehicles.

In Transportation, local-currency sales growth was 5.6% for both the third quarter and the first nine months of 2005, with benefits from customer-focused new products and productivity solutions driving results. Sales growth was broad based, led by businesses that serve the automotive OEMs and body repair shops. In automotive, one growth driver has been 3M Paint Replacement Film, which is an alternative to using paint around car and truck windows.  In the automotive aftermarket area, the 3M Paint Preparation System shortens paint changeover and clean-up time while also reducing the use of solvents for cleaning paint guns. Operating income increased 9.4% for the third quarter and 10.1% for the first nine months of 2005.

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

FINANCIAL CONDITION AND LIQUIDITY

The Company’s net debt position is as follows:

	Sep. 30	Dec. 31
(Millions)	2005	2004
Total Debt	$3,270	$2,821
Less: Cash and cash equivalents and marketable securities	1,873	2,757
Net Debt	$1,397	$64

Total debt at September 30, 2005, was approximately 24% of total capital (total capital is defined as debt plus equity), compared with approximately 21% at year-end 2004. 3M believes its ongoing cash flows provide ample cash to fund expected investments and capital expenditures. The Company has an AA credit rating from Standard & Poor’s and an Aa1 credit rating from Moody’s Investors Service.  The Company has sufficient access to capital markets to meet currently anticipated growth and acquisition investment funding needs. The Company does not utilize derivative instruments linked to the Company’s stock. However, the Company does have contingently convertible debt that, if conditions for conversion are met, is convertible into shares of 3M company stock (refer to Note 5 in this document).

The Company’s financial condition and liquidity remain strong.  Various assets and liabilities, including cash and short-term debt, can fluctuate significantly from month-to-month depending on short-term liquidity needs.  Working capital (defined as current assets minus current liabilities) totaled $1.288 billion at September 30, 2005, decreasing $1.361 billion from December 31, 2004, with this decrease driven by lower cash balances and commercial paper debt issuances related to the CUNO acquisition. Primary short-term liquidity needs are provided through U.S. commercial paper and euro commercial paper issuances.  Medium-term note shelf borrowing capacity totaled $1.438 billion as of September 30, 2005.  Credit support for outstanding commercial paper is provided by a $565 million credit agreement among a group of primary relationship banks.  In March 2005, the Company replaced its 364-day credit agreement with a five-year credit agreement with similar terms. This $565 million credit facility provides up to $115 million in letters of credit ($97 million of which was utilized at September 30, 2005), with provisions for increasing this limit up to $150 million. This credit agreement requires 3M to maintain a capitalization ratio at no more than 0.60 to 1 at the end of each quarter. This ratio is calculated as funded debt (including all borrowed money and letters of credit utilized) to the sum of funded debt and equity. At September 30, 2005, this ratio was approximately 0.25 to 1.

On November 15, 2002, 3M sold $639 million in aggregate face amount of 30-year zero coupon senior notes (the “Convertible Notes”) that are convertible into shares of 3M company stock. Holders of the 30-year zero-coupon senior notes have the option to require 3M to purchase their notes at accreted value on November 21 in the years 2005, 2007, 2012, 2017, 2022 and 2027.  Bondholders who deliver a purchase notice between October 21 and November 18, 2005 will receive $873.86 per bond, which the Company would settle in cash. If all 639,000 outstanding bonds were redeemed, the total payout would be approximately $558 million. If redeemed, 3M has adequate liquidity to meet this obligation through a debt issuance and/or existing cash and cash equivalents.

The Company uses various working capital measures that place emphasis and focus on certain working capital assets and liabilities. These measures are not defined under U.S. generally accepted accounting principles and may not be computed the same as similarly titled measures used by other companies.  One of the primary working capital measures 3M uses is a combined index, which includes accounts receivables, inventory and accounts payable. This combined index (defined as quarterly net sales — fourth quarter at year-end — multiplied by four, divided by ending net accounts receivable plus inventory less accounts payable) was 5.5 at September 30, 2005, down from 5.8 at December 31, 2004, but an increase from 5.4 at September 30, 2004. Excluding CUNO, net working capital turns at September 30, 2005, were 5.6, up 0.2 turns versus last year’s third quarter. Receivables increased $269 million, or 9.6%, compared with December 31, 2004, with higher September 2005 sales compared to December 2004 sales contributing to the increase.  Inventories increased $201 million, or 10.6%, compared with December 31, 2004. Accounts payable increased $81 million compared with December 31, 2004.

Cash Flows from Operating Activities:

	Nine months ended
	September 30
(Millions)	2005	2004
Net income	$2,438	$2,270
Depreciation and amortization	734	740
Company pension contributions	(397)	(548)
Company pension expense	253	242
Income taxes (deferred and accrued income taxes)	336	321
Accounts receivable	(313)	(154)
Inventories	(214)	(132)
Accounts payable	19	33
Other — net	231	187
Net cash provided by operating activities	$3,087	$2,959

Cash flows from operating activities can fluctuate significantly from period to period, as pension funding decisions, tax timing differences and other items can significantly impact cash flows.  In the first nine months of 2005, cash flows provided by operating activities increased $128 million. While higher net income and tax timing differences increased cash flows, higher accounts receivable and inventory balances decreased cash flows.  In both the third quarter of 2005 and 2004, 3M made a $300 million special contribution to its U.S. qualified pension plan.  In addition, in the third quarter of 2004, a special contribution of $155 million was made to the Sumitomo 3M Japanese pension plan.

At December 31, 2004, 3M’s U.S. qualified pension plans assets exceeded the plan’s accumulated benefit obligation (ABO), resulting in a prepaid pension asset, as reflected on 3M’s Consolidated Balance Sheet. Numerous factors impact the ABO and pension asset positions. The ABO would increase if the discount rate as of the 2005 measurement date decreases (5.75% at December 31, 2004). The Company expects to update its mortality assumptions, which is also expected to increase the ABO at year-end 2005. Plan assets are valued at market as of the measurement date and are therefore subject to market fluctuation. Accounting rules require that, if ABO exceeds the fair value of pension plan assets, the employer must recognize a liability that is at least equal to the unfunded ABO. Thus, at December 31, 2005, dependent on discount rates, mortality assumptions, market fluctuations, and other factors, 3M may be required to record a minimum pension liability adjustment within other comprehensive income (net of tax). Other balance sheet accounts impacted by this would include deferred taxes, a reduction in prepaid pension assets, and an increase in pension liabilities.

The tables that follow show liability/receivable activity and pre-tax expense for breast implant and respirator masks/asbestos litigation.  Because of the time delay between payment of claims and receipt of insurance reimbursements, the September 30, 2005 and December 31, 2004, amounts for both breast implant and respirator mask/asbestos liabilities are less than expected insurance recoveries.  Thus, the expected net inflow of cash will increase future cash flows from operating activities.  The second quarter of 2005 includes $15 million in net cost related to respirator mask/asbestos litigation and also includes a $4 million expense related to an increase in breast implant litigation reserves.  The first quarter of 2004 includes $16 million in expense related to a reduction in breast implant insurance receivables, primarily related to an arbitration panel ruling in the first quarter of 2004 that rejected the Company’s claims for recovery under certain of its claims-made policies.  For a more detailed discussion of these and other legal proceedings, refer to Note 8 to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q; Note 8 to the Consolidated Financial Statements of 3M’s 2005 Quarterly Report on Form 10-Q for the period ended June 30, 2005; Note 7 to the Consolidated Financial Statements of 3M’s 2005 Quarterly Report on Form 10-Q for the period ended March 31, 2005; and Part I, Item 3 of 3M’s 2004 Annual Report on Form 10-K.

	Nine months ended	Twelve months ended
LIABILITY AND RECEIVABLE ACTIVITY (Millions)	September 30 2005	Dec. 31 2004
Breast implant liabilities:
Balance at beginning of period	$11	$13
Increase in liability during period	4	6
Cash fees and payments made	(7)	(8)
Balance at end of period	$8	$11

Breast implant insurance receivables:
Balance at beginning of period	$278	$338
Increase (decrease) in receivable during period	—	(10)
Cash received from insurance	(56)	(50)
Balance at end of period	$222	$278

Respirator mask/asbestos liabilities:
Balance at beginning of period	$248	$289
Increase in liability during period	30	40
Cash fees and payments made	(54)	(81)
Balance at end of period	$224	$248

Respirator mask/asbestos insurance receivables:
Balance at beginning of period	$464	$448
Increase in receivable during period	15	20
Cash received from insurance	(27)	(4)
Balance at end of period	$452	$464

PRE-TAX EXPENSE	Three months ended		Nine months ended
	September 30		September 30
(Millions)	2005	2004	2005	2004
Breast implant	$—	$—	$4	$16
Respirator mask/asbestos	$—	$—	$15	$—

Cash Flows from Investing Activities:

	Nine months ended
	September 30
(Millions)	2005	2004
Purchases of property, plant and equipment (PP&E)	$(660)	$(613)
Proceeds from sale of PP&E and other assets	32	35
Acquisitions, net of cash acquired	(1,264)	(73)
Purchases of investments	(1,326)	(5)
Proceeds from sale of investments	1,254	9
Net cash used in investing activities	$(1,964)	$(647)

Investments in property, plant and equipment enable growth in diverse markets, helping to meet product demand and increasing manufacturing efficiency.  The Company expects 2005 capital expenditures to total approximately $950 million, compared with $937 million in 2004.

In the third quarter of 2005, 3M completed the acquisition of CUNO, a leader in the design, manufacture and marketing of a comprehensive line of filtration products for the separation, clarification and purification of fluids and gases.  3M acquired CUNO for approximately $1.33 billion, including assumption of debt. This $1.33 billion included $1.25 billion of cash paid (net of cash acquired) and the assumption of $80 million of debt, most of which has been repaid. In the third quarter of 2005 the Company also purchased Mercury Online Solutions Inc., a U.S. company that provides hardware and software technologies and network management services for digital signage and interactive kiosk networks, for $10 million in cash. Refer to Note 2 in this Quarterly Report on Form 10-Q for additional information on these 2005 business combinations. In the first nine months of 2004, 3M entered into three business combination agreements. In February 2004, 3M acquired HighJump Software, Inc., a U.S. company that provides supply chain execution software and solutions.  In March 2004, 3M purchased 91 percent (subsequently increased to 100%) of the outstanding shares of Hornell Holding AB, a global supplier of personal protective equipment for welding applications. In August 2004, 3M acquired 100% of the outstanding shares of Info-X Inc., a U.S. company that provides coding compliance software and data for health care organizations.  Refer to Note 2 in 3M’s Current Report on Form 8-K dated September 7, 2005 (which updated 3M’s 2004 Annual Report on Form 10-K) for additional information on these 2004 business combinations. The Company continues to review additional acquisition opportunities.

Purchases of investments in the first half of 2005 include the purchase from TI&M Beteiligungsgesellschaft mbH of 19 percent of I&T Innovation Technology (discussed previously under the Transportation business segment).  The purchase price of approximately $53 million is reported as “Investments” in the Consolidated Balance Sheet and as “Purchases of Investments” in the Consolidated Statement of Cash Flows. Other “Purchases of Investments” and all “Proceeds from Sale of Investments” in the first nine months of 2005 are attributable to auction rate securities, which are classified as available-for-sale. Prior to 2005, purchases of and proceeds from the sale of auction rate securities were classified as Cash and Cash Equivalents. At December 31, 2004, the amount of such securities taken as a whole was immaterial to Cash and Cash Equivalents, and accordingly have not been reclassified.

Cash Flows from Financing Activities:

	Nine months ended
	September 30
(Millions)	2005	2004
Change in short-term debt — net	$661	$152
Repayment of debt (maturities greater than 90 days)	(547)	(709)
Proceeds from debt (maturities greater than 90 days)	294	286
Total change in debt	$408	$(271)
Purchases of treasury stock	(1,809)	(1,235)
Reissuances of treasury stock	467	423
Dividends paid to stockholders	(968)	(845)
Distributions to minority interests and other — net	(17)	(31)
Net cash used in financing activities	$(1,919)	$(1,959)

Total debt at September 30, 2005, was $3.270 billion, up from $2.821 billion at December 31, 2004, with the increase primarily due to commercial paper issuances related to the CUNO acquisition and the retirement of a $400 million medium-term note. There were no new long-term debt issuances in the first nine months of 2005. In the first nine months of 2005, the increase in net short-term debt of $661 million includes the portion of short-term debt with original maturities of 90 days or less, which primarily represents commercial paper activity. The repayment of debt for maturities greater than 90 days related to the retirement of a $400 million medium-term note and commercial paper activity. The proceeds from debt for maturities greater than 90 days related to commercial paper activity.

Repurchases of common stock are made to support the Company’s stock-based employee compensation plans and for other corporate purposes.  On November 8, 2004, the Board of Directors authorized the purchase of  $2.0 billion of the Company’s common stock between January 1, 2005 and January 31, 2006.  As of September 30, 2005, $254 million remained available for repurchase.  In October 2005, 3M’s Board of Directors authorized the repurchase of an additional $300 million of the Company’s stock through January 31, 2006.  This increases the total repurchase authorization to $2.3 billion for the period between January 1, 2005 and January 31, 2006. Refer to the table titled “Issuer Purchases of Equity Securities” in Part II, Item 2, for more information.

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

Factors That Could Affect Future Results — Forward-looking statements are based on certain assumptions and expectations of future events that are subject to risks and uncertainties. Actual future results and trends may differ materially from historical results or those projected in any such forward-looking statements depending on a variety of factors, including, but not limited to, the following:

* Results and trends are impacted by the effects of, and changes in, worldwide economic conditions. The Company operates in more than 60 countries and derives approximately 60% of its revenues from outside the United States. The Company’s business may be affected by factors in the United States and other countries that are beyond its control, such as downturns in economic activity in a specific country, or region, or the various industries in which the Company operates; or social, political or labor conditions in a specific country or region.

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

* The Company’s future results are subject to fluctuations in the costs and availability of purchased components, compounds, raw materials, and energy, including oil-derived compounds, due to shortages, increased demand, supply interruptions, currency exchange risks, and other factors. The Company depends on various components, compounds, raw materials, and energy (including oil-derived compounds) supplied by others for the manufacturing of its products and it is possible that any of its supplier relationships could be interrupted due to natural and other disasters and other events or terminated in the future. Any sustained interruption in the Company’s receipt of adequate supplies could have a material adverse effect on the Company. In addition, while the Company has a process to minimize volatility in component and material pricing, no assurance can be given that the Company will be able to successfully manage price fluctuations due to market demand, currency risks or material shortages, or that future price fluctuations or shortages will not have a material adverse effect on the Company.

* The impact of acquisitions, strategic alliances, divestitures, and other unusual events resulting from evolving business strategies, and organizational restructuring could affect future results. . The Company monitors its business portfolio and organizational structure and has made and may continue to make acquisitions, strategic alliances, divestitures and changes to its organizational structure. Such risks and uncertainties include the Company’s ability to quickly integrate an acquired business and obtain the anticipated synergies.

* The Company’s future results may be affected if the Company generates less operating income improvement from its corporate initiatives than estimated. 3M’s corporate initiatives include Six Sigma, Global Sourcing Effectiveness, 3M Acceleration, eProductivity and Global Business Processes. Cost reduction projects related to these initiatives are expected to contribute an additional $400 million to operating income in 2005. There can be no assurance that all of the estimated operating income improvements from the initiatives will be realized.

* The Company’s future results may be affected by various legal and regulatory proceedings, including those involving product liability, antitrust, environmental or other matters. The outcome of these legal proceedings may differ from the Company’s expectations because the outcomes of litigation, including regulatory matters, are often difficult to reliably predict. Various factors or developments can lead the Company to change current estimates of liabilities and related insurance receivables where applicable, or make such estimates for matters previously not susceptible of reasonable estimates, such as a significant judicial ruling or judgment, significant settlement or changes in applicable law. A future adverse ruling, settlement or unfavorable development could result in future charges that could have a material adverse effect on the Company’s results of operations or cash flows in any particular period. A specific factor that could increase the Company’s estimate of its future asbestos-related liabilities is the pending Congressional consideration of legislation to reform asbestos-related litigation and pertinent information derived from that process. For a more detailed discussion of the legal proceedings involving the Company and associated accounting estimates, see the discussion in Note 8 to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q and the Quarterly Report on Form 10-Q for the period ended June 30, 2005; Note 7 to the Consolidated Financial Statements of 3M’s 2005 Quarterly Report on Form 10-Q for the period ended March 31, 2005; and Part I, Item 3 of 3M’s 2004 Annual Report on Form 10-K.

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

3M COMPANY

FORM 10-Q

For the Quarterly Period Ended September 30, 2005

PART II.  Other Information

Item 1. Legal Proceedings.

Discussion of legal matters is incorporated by reference from Part I, Item 1, Note 8, “Commitments and Contingencies”, of this document, and should be considered an integral part of Part II, Item 1, “Legal Proceedings”.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(e) Issuer Purchases of Equity Securities

Repurchases of common stock are made to support the Company’s stock-based employee compensation plans and for other corporate purposes.  On November 8, 2004, the Board of Directors authorized the purchase of  $2.0 billion of the Company’s common stock between January 1, 2005 and January 31, 2006.  In October 2005, 3M’s Board of Directors authorized the repurchase of an additional $300 million of the Company’s common stock through January 31, 2006. This increases the total repurchase authorization to $2.3 billion for the period between January 1, 2005 and January 31, 2006.

Issuer Purchases of Equity Securities (registered pursuant to Section 12 of the Exchange Act)

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (Millions) (2)
January 1-31, 2005	2,333,811	$82.66	2,245,000	$1,814
February 1-28, 2005	2,111,948	84.58	1,775,500	1,665
March 1-31, 2005	3,490,467	85.76	3,411,800	1,372
Total January 1 — March 31, 2005	7,936,226	$84.53	7,432,300	$1,372
April 1-30, 2005	879,751	$84.67	863,000	$1,299
May 1-31, 2005	2,572,923	77.22	2,439,000	1,111
June 1-30, 2005	3,146,737	76.47	3,115,000	872
Total April 1 — June 30, 2005	6,599,411	$77.86	6,417,000	$872
July 1-31, 2005	2,389,531	$73.96	2,353,700	$698
August 1-31, 2005	3,415,930	72.05	3,398,300	453
September 1-30, 2005	2,754,191	73.06	2,734,300	254
Total July 1 — September 30, 2005	8,559,652	$72.91	8,486,300	$254

Total January 1 — September 30, 2005	23,095,289	$78.32	22,335,600	$254

(1) The total number of shares purchased includes: (i) shares purchased under the Board’s $2.0 billion authorization described above, and (ii) shares purchased in connection with the exercise of stock options (which combined totaled 88,811 shares in January 2005, 336,448 shares in February 2005, 78,667 shares in March 2005, 16,751 shares in April 2005, 133,923 shares in May 2005, 31,737 shares in June 2005, 35,831 shares in July 2005, 17,630 shares in August 2005, and 19,891 shares in September 2005).

(2) This table excludes the October 2005 repurchase authorization discussed above.

Item 3. Defaults Upon Senior Securities. — No matters require disclosure.

Item 4. Submission of Matters to a Vote of Security Holders. — No matters require disclosure.

Item 5. Other Information. — No matters require disclosure.

Item 6. Exhibits.

Exhibits.  These exhibits are either incorporated by reference into this report or filed with this report as indicated below. Exhibit numbers 10.1 through 10.21 are management contracts or compensatory plans or arrangements.

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

(10.12)             Description of changes to 3M Compensation Plan for Non-Employee Directors is incorporated by reference from our Form 8-K dated August 8, 2005.

(10.13)             3M Compensation Plan for Non-Employee Directors, as amended, through November 8, 2004, is incorporated by reference from our Form 10-K for the year ended December 31, 2004.

(10.14)             3M 1992 Directors Stock Ownership Program, as amended through November 8, 2004, is incorporated by reference from our Form 10-K for the year ended December 31, 2004.

(10.15)             3M Executive Life Insurance Plan, as amended, is incorporated by reference from our Form 10-K for the year ended December 31, 2003.

(10.16)             Summary of Personal Financial Planning Services for 3M Executives is incorporated by reference from our Form 10-K for the year ended December 31, 2003.

(10.17)             Description of compensation plan for Robert S. Morrison is incorporated by reference from our Form 8-K dated August 8, 2005.

(10.18)             Employment agreement dated as of December 4, 2000, between 3M and W. James McNerney, Jr. is    incorporated by reference from our Form 10-K for the year ended December 31, 2000 (also reference Exhibit 10.19).

(10.19)             Letter agreement dated June 29, 2005 by and between 3M Company and W. James McNerney, Jr. is    incorporated by reference from our Form 8-K dated June 30, 2005.

(10.20)             Employment agreement dated as of January 23, 2002, between 3M and Patrick D. Campbell is incorporated by reference from our Form 10-K for the year ended December 31, 2001.

(10.21)             Employment agreement dated as of November 19, 2002, between 3M and Richard F. Ziegler is incorporated by reference from our Form 10-K for the year ended December 31, 2002.

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

Date:  October 27, 2005

By	/s/ Patrick D. Campbell
Patrick D. Campbell,
Senior Vice President and Chief Financial Officer

(Mr. Campbell is the Principal Financial Officer and has

 been duly authorized to sign on behalf of the Registrant.)