Form 10-K
period 2005-12-31
3M CO
filed 2006-02-21
CIK 66740

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☒.  No  ☐.

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐.  No  ☒.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and  (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒.  No  ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒      Accelerated filer  ☐      Non-accelerated filer  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐.  No  ☒.

The aggregate market value of voting stock held by nonaffiliates of the Registrant, computed by reference to the closing price and shares outstanding, was approximately $54.9 billion as of January 31, 2006 (approximately

$55.3 billion as of June 30, 2005, the last business day of the Registrant’s most recently completed second quarter).

Shares of common stock outstanding at January 31, 2006: 754,988,840.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Company’s definitive proxy statement (to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year end of December 31, 2005) for its annual meeting to be held on May 9, 2006, are incorporated by reference in this Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

This document (excluding exhibits) contains 80 pages.

The table of contents is set forth on page 2.  The exhibit index begins on page 78.

3M COMPANY

FORM 10-K

For the Year Ended December 31, 2005

TABLE OF CONTENTS

		PAGES
PART I
ITEM 1	Business	3-8

ITEM 1A	Risk Factors	9-10

ITEM 1B	Unresolved Staff Comments	10

ITEM 2	Properties	10

ITEM 3	Legal Proceedings	10

ITEM 4	Submission of Matters to a Vote of Security Holders	10

PART II
ITEM 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	10-11

ITEM 6	Selected Financial Data	12

ITEM 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-32

ITEM 7A	Quantitative and Qualitative Disclosures About Market Risk	32

ITEM 8	Financial Statements and Supplementary Data	33-76

	Index to Financial Statements	33

ITEM 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	76

ITEM 9A	Controls and Procedures	76

ITEM 9B	Other Information	76

PART III
ITEM 10	Directors and Executive Officers of the Registrant	76-77

ITEM 11	Executive Compensation	77

ITEM 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	77

ITEM 13	Certain Relationships and Related Transactions	77

ITEM 14	Principal Accounting Fees and Services	77

PART IV
ITEM 15	Exhibits, Financial Statement Schedules	78-79

	Index to Exhibits	78-79

3M COMPANY

FORM 10-K

For the Year Ended December 31, 2005

PART I

Item 1. Business.

3M Company, formerly known as Minnesota Mining and Manufacturing Company, was incorporated in 1929 under the laws of the State of Delaware to continue operations begun in 1902. The Company’s ticker symbol is MMM. As used herein, the term “3M” or “Company” includes 3M Company and its subsidiaries unless the context indicates otherwise.

Available Information

The Company files annual reports, quarterly reports, proxy statements and other documents with the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934 (Exchange Act). The public may read and copy any materials that the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers, including the Company, that file electronically with the SEC. The public can obtain any documents that the Company files with the SEC at http://www.sec.gov.

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

General

3M is a diversified technology company with a global presence in the following businesses: health care; industrial; display and graphics; consumer and office; safety, security and protection services; electronics and telecommunications; and transportation. 3M is among the leading manufacturers of products for many of the markets it serves. Most 3M products involve expertise in product development, manufacturing and marketing, and are subject to competition from products manufactured and sold by other technologically oriented companies.

At December 31, 2005, the Company employed 69,315 people, with 33,033 employed in the United States and 36,282 employed internationally.

Business Segments

In 2005, 3M managed its operations in seven operating business segments: Health Care; Industrial; Display and Graphics; Consumer and Office; Electro and Communications; Safety, Security and Protection Services; and Transportation. 3M’s seven business segments bring together common or related 3M technologies, enhancing the development of innovative products and services and providing for efficient sharing of business resources. These segments have worldwide responsibility for virtually all 3M product lines. Certain small businesses and staff-sponsored products, as well as various corporate assets and expenses, are not allocated to the business segments. Financial information and other disclosures relating to 3M’s business segments and operations in major geographic areas are provided in the Notes to Consolidated Financial Statements.

Effective January 1, 2006, 3M combined its Industrial and Transportation business segments. This new segment will leverage common markets, sales channels and customers, technologies, manufacturing facilities and selling processes. This combination will provide additional efficiencies that will be reinvested in growth. The results for the new Industrial and Transportation segment can be approximated by combining the existing Industrial and Transportation segments. In addition, during the first quarter of 2006, the Personal Care Division (2005 annual sales of approximately $600 million) within the Health Care segment transferred to the combined Industrial and Transportation segment. Segment information for all periods presented will be reclassified in 2006 to reflect the combined Industrial and Transportation segment in addition to the transfer of the Personal Care Division.

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

In health information systems, 3M develops and markets computer software for hospital coding and data classification, as well as providing related consulting services. 3M provides microbiology products that make it faster and easier for food processors to test the microbiological quality of food. Tape closures for disposable diapers, and reclosable fastening systems and other diaper components, help disposable diapers fit better.

Industrial Business: The Industrial segment serves a broad range of industrial markets, from appliance and electronics to paper and packaging and food and beverage. Products include tapes, a wide variety of coated and nonwoven abrasives, adhesives, specialty materials and supply chain execution software solutions. The August 2005 acquisition of CUNO, Incorporated (“CUNO”) adds a comprehensive line of filtration products for the separation, clarification and purification of fluids and gases.

Major product lines include vinyl, polyester, foil and specialty industrial tapes and adhesives; Scotch® Masking Tape, Scotch® Filament Tape and Scotch® Packaging Tape; packaging equipment; 3M™ VHB™ Bonding Tapes; conductive, low surface energy, hot melt, spray and structural adhesives; reclosable fasteners; label materials for durable goods; and coated, nonwoven and microstructured surface finishing and grinding abrasives for the industrial market. Other products include fluoroelastomers for seals, tubes and gaskets in engines; engineering fluids; and supply chain execution software and solutions.  3M acquired CUNO in August 2005. CUNO is engaged in the design, manufacture and marketing of a comprehensive line of filtration products for the separation, clarification and purification of fluids and gases. 3M and CUNO have complementary sets of filtration technologies and the opportunity to bring an even wider range of filtration solutions to customers around the world.

Display and Graphics Business: The Display and Graphics segment serves markets that include electronic display, touch screen, traffic safety and commercial graphics. This segment includes optical film and lens solutions for electronic displays; touch screens and touch monitors; reflective sheeting for transportation safety; and commercial graphics systems.

The optical film business provides films that serve numerous market segments of the display lighting industry. 3M provides distinct products for five market segments, including products for: 1) LCD computer monitors 2) LCD televisions 3) handheld devices such as cellular phones 4) notebook PCs and 5) automotive displays. Additional optical products include touch screens, touch monitors and lens systems for projection televisions. In traffic safety systems, 3M provides reflective sheetings used on highway signs, vehicle license plates, construction workzone devices, trucks and other vehicles, and also provides pavement marking systems. 3M’s Intelligent Transportation Systems include emergency response and transit signal priority systems, traffic monitoring systems, and driver feedback signs. Major commercial graphic products include equipment, films, inks and related products used to produce graphics for vehicles and signs.

Consumer and Office Business: The Consumer and Office segment serves markets that include consumer retail, office retail, education, home improvement, building maintenance and other markets. Products in this segment include office supply products, stationery products, construction and home improvement products, home care products, protective material products (including consumer health care products such as bandages), and visual systems products.

Major consumer and office products include Scotch® brand products like Scotch® Magic™ Tape, Scotch® Glue Stick and Scotch® Cushioned Mailer; Post-it® Products, such as Post-it® Flags, Post-it® Memo Pads, Post-it® Labels, and Post-it® Pop-up Notes and Dispensers; construction and home improvement products, including surface-preparation and wood-finishing materials and Command™ Adhesive products; home care products, including Scotch-Brite® Scour Pads, Scotch-Brite® Scrub Sponges, Scotch-Brite® Microfiber Cloth products, O-Cel-O™ Sponges and Scotchgard™ Fabric Protectors; protective material products, including Filtrete™ Filters for furnaces and air conditioners, and 3M™ Nexcare™ Adhesive Bandages. Visual communication products serve the world’s office and education markets with overhead projectors and transparency films, plus equipment and materials for electronic and multimedia presentations.

Electro and Communications Business: The Electro and Communications segment serves the electrical, electronics and communications industries, including electrical utilities; electrical construction, maintenance and repair; OEM electrical and electronics; computers and peripherals; consumer electronics; telecommunications central office, outside plant and enterprise; as well as aerospace, military, automotive and medical markets; with products that enable the efficient transmission of electrical power and speed the delivery of information and ideas. Products include electronic and interconnect solutions, microinterconnect systems, high-performance fluids, high-temperature and display tapes, telecommunications products and electrical products.

Major electronic and electrical products include packaging and interconnection devices; high-performance fluids used in the manufacture of computer chips, and for electronics cooling and lubricating of computer hard disk drives; high- temperature and display tapes; insulating materials, including pressure-sensitive tapes and resins; and related items. 3M™ Flexible Circuits use electronic packaging and interconnection technology, providing more connections in less space, and are used in ink-jet print cartridges, cell phones and electronic devices. This segment serves the world’s telecommunications companies with a wide array of products for fiber-optic and copper-based telecommunications systems.

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

Distribution

3M products are sold through numerous distribution channels. Products are sold directly to users and through numerous wholesalers, retailers, jobbers, distributors and dealers in a wide variety of trades in many countries around the world. Management believes the confidence of wholesalers, retailers, jobbers, distributors and dealers in 3M and its products, developed through long association with skilled marketing and sales representatives, has contributed significantly to 3M’s position in the marketplace and to its growth. 3M has 188 sales offices worldwide, with 15 in the United States and 173 internationally.

Research and Patents

Research and product development constitute an important part of 3M’s activities. Products resulting from research and development have been a major driver of 3M’s growth. Research, development and related expenses totaled $1.242 billion in 2005, $1.194 billion in 2004 and $1.147 billion in 2003. Research and development, covering basic scientific research and the application of scientific advances to the development of new and improved products and their uses, totaled $798 million in 2005, $759 million in 2004 and $749 million in 2003.  Related expenses primarily include technical support provided to customers for existing products by 3M laboratories and costs of internally developed patents.

The Company’s products are sold around the world under various trademarks that are important to the Company. The Company also owns, or holds licenses to use, numerous U.S. and foreign patents. The Company’s research and development activities continuously generate inventions that are covered by new patents. Patents applicable to specific products extend for varying periods according to the date of patent application filing or patent grant and the legal term of patents in the various countries where patent protection is obtained. The actual protection afforded by a patent, which can vary from country to country, depends upon the type of patent, the scope of its coverage and the availability of legal remedies in the country.

The Company believes that its patents provide an important competitive advantage in many of its businesses. In general, no single patent or group of related patents is in itself essential to the Company as a whole or to any of the Company’s business segments. The importance of patents in the Health Care and Display and Graphics segments is described in “Performance by Business Segment” — “Health Care Business” and “Display and Graphics Business” in Part II, Item 7, of this Form 10-K.

Raw Materials

In 2005, the Company experienced both price increases and supply limitations affecting several oil-derived raw materials, but to date the Company is receiving sufficient quantities of such materials to meet its reasonably foreseeable production requirements. It is impossible to predict future shortages of raw materials or the impact any such shortages would have. Hurricanes Katrina and Rita resulted in tight supply conditions and significant increases in energy costs, fuel surcharges and prices for certain natural gas and petroleum related raw materials. 3M has avoided disruption to its manufacturing operations through careful management of existing raw material inventories and development and qualification of additional supply sources. 3M manages commodity price risks through negotiated supply contracts, price protection agreements and forward physical contracts.

Environmental Law Compliance

3M’s manufacturing operations are affected by national, state and local environmental laws around the world. 3M has made, and plans to continue making, necessary expenditures for compliance with applicable laws. 3M is also involved in remediation actions relating to environmental matters from past operations at certain sites (refer to “Environmental Liabilities and Insurance Receivables” in Note 11 Commitments and Contingencies).

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

In 2005, 3M expended about $26 million for capital projects related to protecting the environment. The comparable amount in 2004 was about $67 million. These amounts exclude expenditures for remediation actions relating to existing matters caused by past operations. Capital expenditures for environmental purposes have included pollution control devices — such as wastewater treatment plant improvements, scrubbers, containment structures, solvent recovery units and thermal oxidizers — at new and existing facilities constructed or upgraded in the normal course of business. Consistent with the Company’s policies stressing environmental responsibility, capital expenditures (other than for remediation projects) for known projects are presently expected to be about $35 million over the next two years for new or expanded programs to build facilities or modify manufacturing processes to minimize waste and reduce emissions.

While the Company cannot predict with certainty the future costs of such cleanup activities, capital expenditures or operating costs for environmental compliance, the Company does not believe they will have a material effect on its capital expenditures, earnings or competitive position.

Executive Officers

Following is a list of the executive officers of 3M, their ages, present positions, the years elected to their present positions and other positions held during the past five years. No family relationships exist among any of the executive officers named, nor is there any undisclosed arrangement or understanding pursuant to which any person was selected as an officer. This information is presented as of the date of the 10-K filing (February 21, 2006).

Executive Officers

			Year Elected to
			Present	Other Positions
Name	Age	Present Position	Position	Held During 2001-2006

George W. Buckley	58	Chairman of the Board, President and Chief Executive Officer	2005	Chairman and Chief Executive Officer, Brunswick Corporation, 2000-2005

Patrick D. Campbell	53	Senior Vice President and Chief Financial Officer	2002	Vice President, Finance, General Motors Europe, Zurich, Switzerland, 2001-2002 Executive Director, Investor Relations and Worldwide Benchmarking, General Motors, Detroit, Michigan, 2000-2001

Joe E. Harlan	46	Executive Vice President, Electro and Communications Business	2004

President and Chairman of the Board, Sumitomo 3M Limited, 2003-2004

Executive Vice President, Sumitomo 3M Limited, 2002-2003

Staff Vice President, Financial Planning and Analysis, 2001-2002

Vice President and Chief Financial Officer, General Electric Lighting, 1999-2001

Jay V. Ihlenfeld	54	Senior Vice President, Research and Development	2003	Vice President, Research and Development, 2002-2003 Executive Vice President, Sumitomo 3M Limited, 2001-2002 Division Vice President, Performance Materials Division, 1999-2001

Angela S. Lalor	40	Senior Vice President, Human Resources	2006

Staff Vice President, Human Resources Operations, 2005

Executive Director, Human Resources Operations, 2004-2005

Director, Compensation and Employee Administration, 2002-2004

Master Black Belt, Human Resources 2001-2002

Jean Lobey	53	Executive Vice President, Safety, Security and Protection Services Business	2005	Managing Director, 3M Brazil, 2003-2004 Executive Director, Six Sigma, Europe and Middle East, 2001-2003 Regional Managing Director, Central Europe Marketing Subsidiaries Region, 2000-2001

Robert D. MacDonald	55	Senior Vice President, Marketing and Sales	2004	Division Vice President, Automotive Aftermarket Division, 2002-2004 Managing Director, 3M Italy, 1999-2002

James T. Mahan	59	Senior Vice President, Corporate Supply Chain Operations	2005

Senior Vice President, Engineering, Manufacturing and Logistics, 2003-2005

Division Vice President, Industrial Adhesives and Tapes Division, 2002-2003

Division Vice President, Engineered Adhesives Division, 2001-2002

Division Vice President, Bonding Systems Division, 1999-2001

Moe S. Nozari	63	Executive Vice President, Consumer and Office Business	2002	Executive Vice President, Consumer and Office Markets, 1999-2002

Executive Officers (continued)

			Year
			Elected to
			Present	Other Positions
Name	Age	Present Position	Position	Held During 2001-2006

Frederick J. Palensky	56	Executive Vice President, Enterprise Services	2005

Executive Vice President, Safety, Security and Protection Services Business, 2002-2004

Executive Vice President, Specialty Material Markets and Corporate Services, 2001-2002

Vice President and General Manager 3M ESPE, 2001

Division Vice President, Dental Products Division, 1997-2001

Brad T. Sauer	46	Executive Vice President, Health Care Business	2004	Executive Vice President, Electro and Communications Business, 2002-2004 Executive Director, Six Sigma, 2001-2002 Managing Director, 3M Korea Ltd., 1999-2001

Hak Cheol Shin	48	Executive Vice President, Industrial and Transportation Business	2006

Executive Vice President, Industrial Business, 2005

Division Vice President, Industrial Adhesives and Tapes Division, 2003-2005

Division Vice President, Electronics Markets Materials Division, 2002-2003

Division Vice President, Superabrasives and Microfinishing Systems Division, 2001-2002

General Manager, Superabrasives and Microfinishing Systems Division, 1999-2001

James B. Stake	53	Executive Vice President, Display and Graphics Business	2002	Division Vice President, Industrial Tape and Specialties Division; and Vice President, Marketing, Industrial Markets, 2002 Division Vice President, Industrial Tape and Specialties Division, 2000-2002

Inge G. Thulin	52	Executive Vice President, International Operations	2004

Vice President, Asia Pacific; and Executive Vice President, International Operations, 2003-2004

Vice President, Europe and Middle East, 2002-2003

Division Vice President, Skin Health Division, 2000-2001

Richard F. Ziegler	56	Senior Vice President, Legal Affairs and General Counsel	2003	Partner, Cleary, Gottlieb, Steen & Hamilton, 1983-2002

Item 1A. Risk Factors.

The most significant risk factors applicable to the Company are as follows:

• Results are impacted by the effects of, and changes in, worldwide economic conditions. The Company operates in more than 60 countries and derives approximately 60% of its revenues from outside the United States. The Company’s business may be affected by factors in the United States and other countries that are beyond its control, such as downturns in economic activity in a specific country or region, or in the various industries in which the Company operates; social, political or labor conditions in a specific country or region; or potential adverse changes in tax in the jurisdictions in which the Company operates.

• The Company’s results are affected by competitive conditions and customer preferences.  Demand for the Company’s products, which impacts revenue and profit margins, is affected by (i) the development and timing of introduction of competitive products; (ii) the Company’s response to downward pricing to stay competitive; (iii) changes in customer order patterns, such as changes in the levels of inventory maintained by customers and the timing of customer purchases which may be affected by announced price changes, changes in the Company’s incentive programs, or the customer’s ability to achieve incentive goals ; and (iv) changes in customers’ preferences for our products, including changes in customer designs for their products that can affect the demand for some of the Company’s products.

• Foreign currency exchange rates and fluctuations in those rates may affect the Company’s ability to realize projected growth rates in its sales and earnings. Because the Company derives approximately 60% of its revenues from outside the United States, its ability to realize projected growth rates in sales and earnings could be adversely affected if the U.S. dollar strengthens significantly against foreign currencies.

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

• The Company’s future results are subject to fluctuations in the costs and availability of purchased components, compounds, raw materials and energy, including oil and natural gas and their derivatives, due to shortages, increased demand, supply interruptions, currency exchange risks, natural disasters and other factors. The Company depends on various components, compounds, raw materials, and energy (including oil and natural gas and their derivatives) supplied by others for the manufacturing of its products and it is possible that any of its supplier relationships could be interrupted due to natural and other disasters and other events or terminated in the future. Any sustained interruption in the Company’s receipt of adequate supplies could have a material adverse effect on the Company. In addition, while the Company has a process to minimize volatility in component and material pricing, no assurance can be given that the Company will be able to successfully manage price fluctuations or that future price fluctuations or shortages will not have a material adverse effect on the Company.

• Acquisitions, strategic alliances, divestitures, and other unusual events resulting from portfolio management actions and other evolving business strategies, and possible organizational restructuring could affect future results. The Company monitors its business portfolio and organizational structure and has made and may continue to make acquisitions, strategic alliances, divestitures and changes to its organizational structure. With respect to acquisitions, future results will be affected by the Company’s ability to quickly integrate an acquired business and obtain the anticipated synergies.

• The Company’s future results may be affected if the Company generates less productivity improvements than estimated. The Company utilizes various tools, such as Six Sigma, to improve operational efficiency and productivity. There can be no assurance that all of the estimated productivity improvements will be realized.

• The Company’s future results may be affected by various legal and regulatory proceedings, including those involving product liability, antitrust, environmental or other matters. The outcome of these legal proceedings may differ from the Company’s expectations because the outcomes of litigation, including regulatory matters, are often difficult to reliably predict. Various factors or developments can lead the Company to change current estimates of liabilities and related insurance receivables where applicable, or make such estimates for matters previously not susceptible of reasonable estimates, such as a significant judicial ruling or judgment, significant settlement, significant regulatory development or changes in applicable law. A future adverse ruling, settlement or unfavorable development could result in future charges that could have a material adverse effect on the Company’s results of operations or cash flows in any particular period. A specific factor that could increase the Company’s estimate of its future asbestos-related liabilities is the pending Congressional consideration of legislation to reform asbestos-related litigation and pertinent information derived from that process. For a more detailed discussion of the legal proceedings involving the Company and associated accounting estimates, see the discussion in Note 11 to the Consolidated Financial Statements of this Annual Report on Form 10-K.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

3M’s general offices, corporate research laboratories, and certain division laboratories are located in St. Paul, Minnesota. In the United States, 3M has 15 sales offices in 12 states and operates 59 manufacturing facilities in 23 states. Internationally, 3M has 173 sales offices. The Company operates 80 manufacturing and converting facilities in 29 countries outside the United States.

3M owns substantially all of its physical properties. 3M’s physical facilities are highly suitable for the purposes for which they were designed. Because 3M is a global enterprise characterized by substantial intersegment cooperation, properties are often used by multiple business segments.

Item 3. Legal Proceedings.

Discussion of legal matters is incorporated by reference from Part II, Item 8, Note 11, “Commitments and Contingencies”, of this document, and should be considered an integral part of Part I, Item 3, “Legal Proceedings”.

Item 4. Submission of Matters to a Vote of Security Holders.

None in the quarter ended December 31, 2005.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Equity compensation plans’ information is incorporated by reference from Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management, of this document, and should be considered an integral part of Item 5. At January 31, 2006, there were approximately 125,823 shareholders of record. 3M’s stock is listed on the New York Stock Exchange, Inc. (NYSE), Pacific Exchange, Inc., Chicago Stock Exchange, Inc., and the SWX Swiss Exchange. Cash dividends declared and paid totaled $.42 per share for each quarter of 2005, and $.36 per share for each quarter of 2004. Stock price comparisons follow:

Stock price comparisons (NYSE composite transactions)

(Per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
2005 High	$87.45	$86.21	$76.74	$79.84	$87.45
2005 Low	80.73	$72.25	70.41	69.71	69.71
2004 High	$86.20	$90.29	$90.11	$83.03	$90.29
2004 Low	74.35	80.90	77.20	73.31	73.31

Issuer Purchases of Equity Securities

Repurchases of common stock are made to support the Company’s stock-based employee compensation plans and for other corporate purposes. On November 8, 2004, the Board of Directors authorized the purchase of $2.0 billion of the Company’s common stock between January 1, 2005 and January 31, 2006. In October 2005, 3M’s Board of Directors authorized the repurchase of an additional $300 million of the Company’s common stock through January 31, 2006. This increased the total repurchase authorization to $2.3 billion through January 31, 2006.

Issuer Purchases of Equity Securities (registered pursuant to Section 12 of the Exchange Act)

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
				(Millions)
January 1-31, 2005	2,333,811	$82.66	2,245,000	$1,814
February 1-28, 2005	2,111,948	$84.58	1,775,500	$1,665
March 1-31, 2005	3,490,467	$85.76	3,411,800	$1,372
Total January 1 — March 31, 2005	7,936,226	$84.53	7,432,300	$1,372
April 1-30, 2005	879,751	$84.67	863,000	$1,299
May 1-31, 2005	2,572,923	$77.22	2,439,000	$1,111
June 1-30, 2005	3,146,737	$76.47	3,115,000	$872
Total April 1 — June 30, 2005	6,599,411	$77.86	6,417,000	$872
July 1-31, 2005	2,389,531	$73.96	2,353,700	$698
August 1-31, 2005	3,415,930	$72.05	3,398,300	$453
September 1-30, 2005	2,754,191	$73.06	2,734,300	$254
Total July 1 — September 30, 2005	8,559,652	$72.91	8,486,300	$254
October 1-31, 2005	1,725,380	$73.78	1,658,700	$431
November 1-30, 2005	2,283,087	$77.24	2,237,400	$259
December 1-31, 2005	3,406,831	$77.74	3,271,400	$4
Total October 1 — Dec. 31, 2005	7,415,298	$76.67	7,167,500	$4

Total January 1 — December 31, 2005	30,510,587	$77.92	29,503,100	$4

(1) The total number of shares purchased includes: (i) shares purchased under the Board’s $2.3 billion authorization described above, and (ii) shares purchased in connection with the exercise of stock options (which combined totaled 88,811 shares in January 2005, 336,448 shares in February 2005, 78,667 shares in March 2005, 16,751 shares in April 2005, 133,923 shares in May 2005, 31,737 shares in June 2005, 35,831 shares in July 2005, 17,630 shares in August 2005, 19,891 shares in September 2005, 66,680 shares in October 2005, 45,687 shares in November 2005, and 135,431 shares in December 2005).

Item 6. Selected Financial Data.

(Dollars in millions, except per share amounts)	2005	2004	2003	2002	2001
Years ended December 31:
Net sales	$21,167	$20,011	$18,232	$16,332	$16,054
Income before cumulative effect of accounting change	3,234	2,990	2,403	1,974	1,430
Per share of common stock:
Income before cumulative effect of accounting change — basic	4.23	3.83	3.07	2.53	1.81
Income before cumulative effect of accounting change — diluted	4.16	3.75	3.02	2.50	1.79
Cash dividends declared and paid	1.68	1.44	1.32	1.24	1.20
At December 31:
Total assets	$20,513	$20,708	$17,600	$15,329	$14,606
Long-term debt (excluding portion due within one year) and long-term capital lease obligations	1,368	798	1,805	2,142	1,520

The above income and earnings per share information exclude a cumulative effect of accounting change in 2005 ($35 million, or 4 cents per diluted share). Effective January 1, 2006 the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004) and will use the modified retrospective method to adjust all prior periods to give effect to the fair-value based method of accounting for stock options. Refer to Note 1 to the Consolidated Financial Statements for more detail on these two items.

As discussed in the Notes to Consolidated Financial Statements, 2005 results included charges that reduced net income by $75 million. This relates to a tax liability resulting from 3M’s reinvestment of approximately $1.8 billion of foreign earnings into the United States pursuant to the repatriation provisions of the American Jobs Creation Act of 2004. 2003 results included charges related to an adverse ruling in a lawsuit filed against 3M in 1997 by LePage’s Inc. that reduced operating income by $93 million ($58 million after tax).

2002 charges in connection with 3M’s 2001/2002 restructuring plan reduced operating income by $202 million ($108 million after tax and minority interest).  2001 includes net losses that reduced operating income by $504 million ($312 million after tax and minority interest), principally related to charges in connection with 3M’s 2001/2002 restructuring plan, acquisition-related charges, a reversal of a 1999 litigation accrual, and a net gain related to the sale of available-for-sale equity securities, partially offset by the write-down of available-for-sale equity securities.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

3M is a diversified global manufacturer, technology innovator and marketer of a wide variety of products. In 2005, 3M managed its operations in seven operating business segments: Health Care; Industrial; Display and Graphics; Consumer and Office; Electro and Communications; Safety, Security and Protection Services; and Transportation. Refer to the Performance by Business Segment section for discussion of segment changes effective in the first quarter of 2006.

3M’s 2005 performance demonstrated the operational strength of 3M and the value of the diversification of the 3M business portfolio. 3M’s sourcing organization and the businesses worked together to maintain customer service, while successfully managing the business to avoid supply disruptions in the face of hurricanes and shortages of key raw materials. 3M increased its dividend 16.7%, the 47th consecutive year of 3M dividend increases, and repurchased $2.3 billion of stock under its stock repurchase authorization. The combination of dividends and stock buy-backs returned a total of $3.6 billion to shareholders during 2005. 3M also acquired CUNO, a liquid filtration company.

In 2005, 3M reported record net sales of $21.167 billion and record net income of $3.199 billion, or $4.12 per diluted share, compared with net sales of $20.011 billion and net income of $2.990 billion, or $3.75 per diluted share, in 2004. The combination of a 5.8% increase in net sales, including core local-currency sales growth of 4.1% (which excludes the impact of businesses acquired in the last 12 months), and declining manufacturing costs as a percent of sales, resulted in a 23.7% operating income profit margin.

In 2005, income before cumulative effect of accounting change totaled $3.234 billion, or $4.16 per diluted share. As of December 31, 2005, 3M adopted Financial Accounting Standards Board Interpretation (FASB) No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47). The adoption of FIN 47 resulted in an after tax charge of $35 million, which is reflected as a cumulative change in accounting principle (refer to Note 1 to the Consolidated Financial Statements for more detail). In addition, during 2005, 3M completed its evaluation of the repatriation provision of the American Jobs Creation Act of 2004 and repatriated approximately $1.8 billion of foreign earnings into the U.S. pursuant to its provisions. As a consequence, in the second quarter of 2005, 3M recorded a tax expense of $75 million, net of available foreign tax credits. Combined, these two items reduced net income by $110 million in 2005.

The following table contains sales and operating income results by business segment for the years ended December 31.

							2005 vs. 2004
	2005			2004			% change
	Net	% of	Oper.	Net	% of	Oper.	Net	Oper.
(Dollars in millions)	Sales	Total	Income	Sales	Total	Income	Sales	Income
Business Segments
Health Care	$4,373	20.7%	$1,215	$4,230	21.1%	$1,123	3.4%	8.2%
Industrial	3,806	18.0%	735	3,444	17.2%	610	10.5%	20.5%
Display and Graphics	3,558	16.8%	1,159	3,416	17.1%	1,133	4.2%	2.3%
Consumer and Office	2,986	14.1%	576	2,861	14.3%	542	4.4%	6.3%
Electro and Communications	2,333	11.0%	463	2,224	11.1%	342	4.9%	35.4%
Safety, Security and Protection Services	2,292	10.8%	553	2,125	10.6%	491	7.9%	12.6%
Transportation	1,772	8.4%	461	1,674	8.4%	426	5.8%	8.1%
Corporate and Unallocated	47	0.2%	(153)	37	0.2%	(89)

Total Company	$21,167	100%	$5,009	$20,011	100%	$4,578	5.8%	9.4%

3M’s performance in 2005 was broad-based, with all seven business segments contributing to positive local-currency sales growth. Sales growth in Health Care was led by 3M’s core medical and dental businesses and strong growth in health information systems, which helped overcome the growth challenges of the pharmaceuticals and personal care businesses. Sales growth in the Industrial segment was led by industrial adhesives and tapes, as well as the abrasives businesses. The CUNO acquisition added 5.1% to Industrial sales growth.  Display and Graphics sales growth in display enhancement films used in flat-panel devices was partially offset by the continued decline in lens systems for the CRT rear projection television market along with the phase out of the commercial videotape business. Sales growth in the Consumer and Office segment was broad-based across the many channels 3M serves, most notably in the mass-market consumer and home improvement retail channels. For the Electro and Communications segment, sales growth was led by demand for 3M electronic products for the semiconductor manufacturers, along with continued strong growth in electrical products for insulating, testing and sensing. Sales growth in the Safety, Security and Protection Services segment was driven by continued strong demand for personal protection products and solutions, particularly respiratory protection products, along with strong demand for cleaning and protection products for commercial buildings. Sales growth in the Transportation segment was led by both the automotive OEM and repair markets. Refer to the Performance by Business Segment section for a more detailed discussion of the results of the respective segments.

Geographically, U.S. sales revenue increased 4.9%, Asia Pacific local-currency sales (which exclude translation impacts) increased 10.6%, European local-currency sales increased 0.9%, and the combined Latin America and Canada area local-currency sales increased 1.3%. Refer to the Performance by Geographic Area section for a more detailed discussion of the results for the respective areas.

Operating income in 2005 increased by 9.4% versus 2004, as all seven business segments posted increases. The combination of solid sales growth and positive benefits from corporate initiatives helped drive the increase in operating income. The Company estimates that cost reduction projects related to initiatives provided a combined incremental benefit to operating income of approximately $400 million in 2005. These initiatives contributed more than $400 million to operating income in both 2004 and 2003.

3M generated $4.258 billion of operating cash flows in 2005, essentially flat when compared to 2004, and ended the year with $1.072 billion of cash and cash equivalents. In 2005, the Company utilized approximately $3.6 billion of cash to repurchase 3M common stock under its share repurchase authorization and to pay dividends, and contributed $788 million to its pension and postretirement plans. 3M’s debt to total capital ratio (total capital defined as debt plus equity) as of December 31, 2005, was approximately 19%. 3M has an AA credit rating from Standard & Poor’s and an Aa1 credit rating from Moody’s Investors Service.

The Company experienced both price increases and supply limitations affecting several oil-derived raw materials in 2005, which is expected to carry forward into 2006, but to date the Company is receiving sufficient quantities of such materials to meet its reasonably foreseeable production requirements. It is impossible to predict future shortages of raw materials or the impact any such shortages would have. Hurricanes Katrina and Rita resulted in tight supply conditions and significant increases in energy costs, fuel surcharges and prices for certain natural gas and petroleum-related raw materials and their derivatives. 3M has avoided disruption to its manufacturing operations through careful management of existing raw material inventories and development and qualification of additional supply sources. 3M manages commodity price risks through negotiated supply contracts, price protection agreements and forward physical contracts. Fluctuations in foreign currency exchange rates also impact results, although the Company minimizes this effect through hedging about half of this impact. 3M will also continue, as it has for many years, to incur expenses (insured and uninsured) in managing its litigation and environmental contingencies.

In 2006, 3M expects to drive profitable growth by investing in its most promising commercialization, geographic and technology opportunities, with part of this investment coming from savings generated through continuous operational improvements. The Company expects solid sales growth across the majority of its business portfolio. The Company’s long history and unique ability to match technological solutions with the needs of its customers has resulted in a steady flow of new products and solutions, with this trend expected to continue in 2006. In addition, the Company’s increasing focus on products and solutions for emerging economies, such as Asia and Eastern Europe, is expected to foster significant growth in 2006. The Company expects to increase both research and development and capital expenditures in 2006, led primarily by growth programs. Research, development and related expenses totaled $1.242 billion in 2005, or 5.9% of sales. The Company expects 2006 capital expenditures to total approximately $1.1 billion, compared with $943 million in 2005, providing the capacity to meet expected growth.

While 3M anticipates solid sales growth across the majority of its businesses, sales are expected to decline in a few of its businesses. In Health Care, 3M expects continued solid growth in its core medical and dental businesses as 3M continues to invest in fast growth areas such as the alternate care segment in medical, digital dentistry, and emerging markets. However, 3M expects declines in its personal care business (which will become part of the combined Industrial and Transportation segment in 2006) and in its branded pharmaceuticals business (Health Care) to persist throughout 2006. 3M experienced a sales decline in the fourth quarter of 2005 for Metrogel-Vaginal, a women’s health care product, due to a competitive product. 3M now expects that there will be a generic substitute approved for Metrogel-Vaginal, which accounts for approximately 2% of total Health Care sales, in mid 2006. Health Care sales for 3M’s Aldara™ (imiquimod) pharmaceutical product for the actinic keratosis (a pre-cancerous skin condition) indication has and is expected to continue to fall short of expectations 3M had at the time of FDA approval and 3M is currently reassessing Aldara’s total market potential. In Display and Graphics, 3M expects the continued negative impact from the CRT rear projection lens business to continue into the first half of 2006, with sales in the second half of 2006 expected to be comparable to the second half of 2005. However, in Display and Graphics, 3M expects this decline in CRT rear projection lens sales to be more than offset by strong sales growth in display enhancement films used in flat-panel devices, such as LCD televisions.

The preceding forward-looking statements involve risks and uncertainties that could cause results to differ materially from those projected (refer to the forward-looking statements section in Item 7 and the risk factors provided in Item 1A for discussion of these risks and uncertainties).

INDEX TO MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

Reference (pages)
Item 7
Results of operations	15-18
Performance by business segment	18-23
Performance by geographic area	23-24
Critical accounting estimates	24-26
New accounting pronouncements	26
Financial condition and liquidity	27-31
Financial instruments	31-32
Forward-looking statements	32
Item 7A
Quantitative and qualitative disclosures about market risk	32

RESULTS OF OPERATIONS

Net Sales:

	2005			2004
	Worldwide	U.S.	International	Worldwide	U.S.	International
Net sales (millions)	$21,167	$8,267	$12,900	$20,011	$7,878	$12,133
Components of net sales change:
Volume — core	3.5%	1.0%	5.1%	6.2%	3.2%	8.2%
Volume — acquisitions	1.0	1.4	0.7	0.5	0.8	0.3
Volume — total	4.5	2.4	5.8	6.7	4.0	8.5
Price	0.6	2.5	(0.7)	(0.7)	(0.1)	(1.1)
Local currency	5.1	4.9	5.1	6.0	3.9	7.4
Translation	0.7	—	1.2	3.8	—	6.5
Total	5.8%	4.9%	6.3%	9.8%	3.9%	13.9%

In 2005, local-currency sales growth was broad based, with selling prices increasing 0.6%.  Along with the benefits provided by 3M’s sourcing initiative, 3M’s pricing strategy has been key to maintaining margins in the face of significant raw material price pressure.  3M’s pricing strategy resulted in U.S. price growth of 2.5% in 2005. Internationally, selling prices declined 0.7% in 2005.  Adjusting for the price decreases in consumer electronics related businesses (LCD films and flex circuits), international pricing would have increased 0.3% in 2005. Acquisitions increased 2005 sales by 1.0%, driven by the 2005 acquisition of CUNO. Refer to both the “Performance by Business Segment” and “Performance by Geographic Area” sections for additional discussion of sales change.

In 2004, core volume growth (which excludes the impact of businesses acquired in the last 12 months) was broad-based, with all seven businesses posting worldwide local-currency sales growth. Local-currency growth was led by Display and Graphics; Industrial; Consumer and Office; Safety, Security and Protection Services; and the Transportation businesses. Health Care local-currency sales increased 1.7%, as results were negatively impacted by 2003 sales from pharmaceutical and drug delivery agreements that did not repeat in 2004. Electro and Communications local-currency sales increased 2.7%, the first year of positive local-currency sales growth since 2000. Acquisitions increased 2004 sales by 0.5%, driven by the 2004 acquisitions of HighJump Software, Inc. and Hornell Holding AB. Internationally, selling prices declined 1.1%, with most of the decline coming in certain businesses that serve the electronics industry, where it is important to look at the combined impact of volume and price. On a geographic basis, local-currency sales growth in 2004 was led by the Asia Pacific area.

Operating Expenses:

(Percent of net sales)	2005	2004	2003	2005 versus 2004	2004 versus 2003
Cost of sales	49.0%	49.8%	50.9%	(0.8)%	(1.1)%
Selling, general and administrative expenses	21.4	21.4	21.9	—	(0.5)
Research, development and related expenses	5.9	5.9	6.3	—	(0.4)
Other expense	—	—	0.5	—	(0.5)
Operating income	23.7	22.9	20.4	0.8	2.5

Cost of Sales:

Cost of sales decreased 0.8 percentage points in 2005. Cost of sales as a percent of net sales benefited from the combination of improved selling prices, favorable product mix, productivity gains, factory efficiency and sourcing, which helped offset the impact of higher raw material prices.  Raw material costs increased approximately 6.0% for 2005 when compared to 2004, with this impact mitigated through commodity hedging programs and negotiated supply contracts.  Cost of sales includes manufacturing, engineering and freight costs.

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

Research, Development and Related Expenses:

Research, development and related expenses as a percent of sales were flat when comparing 2005 to 2004. However, spending in dollars increased approximately 4%, reflecting 3M’s continuing commitment to fund future growth for the Company.

Selling, General and Administrative Expenses:

Selling, general and administrative (SG&A) expenses as a percent of net sales were flat when comparing 2005 to 2004. 3M continues to invest in growth programs and brand building throughout the portfolio as a means of stimulating growth. SG&A in the fourth quarter of 2005 was impacted by a pre-tax charge of approximately $30 million in connection with settlement agreements of one pending LePage’s follow-on class actions and of two individual follow-on actions, all involving direct purchasers of transparent tape. For more detail, refer to the discussion in Note 11 to the Consolidated Financial Statements.

Selling, general and administrative expenses improved by 0.5 percentage points in 2004 compared to 2003. The improvement in 2004 as a percent of net sales was helped by leverage related to 3M’s strong growth in the Asia Pacific area. SG&A expenses in U.S. dollars increased in 2004, negatively impacted by currency translation and increased advertising and merchandising spending to support 3M’s strong brand portfolio. On an ongoing basis, the Company is shifting SG&A dollars toward faster-growth businesses and geographic areas.

Other Expense:

In 2003, 3M recorded pre-tax charges of $93 million ($58 million after-tax) related to an adverse ruling in a lawsuit filed against 3M in 1997 by LePage’s Inc. The pre-tax charge of $93 million is classified as “Other expense” within operating income.

Operating Income:

3M uses operating income as one of its primary business segment performance measurement tools. Operating income in 2005 was 23.7% of sales, up from 22.9% of sales in 2004 and 20.4% of sales in 2003. Operating income in 2005 grew by $431 million, or 9.4 percent, following 2004 operating income growth of $865 million, or 23.3 percent. The LePage’s Inc. lawsuit negatively impacted operating income in 2003 by $93 million, or 0.5% of sales.

Interest Expense and Income:

(Millions)	2005	2004	2003
Interest expense	$82	$69	$84
Interest income	(56)	(46)	(28)
Total	$26	$23	$56

Interest Expense: Interest expense increased in 2005 compared to 2004, primarily due to higher interest rates. The decrease in 2004 interest expense was primarily the result of lower average debt balances, partially offset by higher interest rates in the United States.

Interest Income: Interest income was higher in 2005, benefiting primarily from higher interest rates. Interest income increased in 2004 due to substantially higher cash balances.

Provision for Income Taxes:

(Percent of pretax income)	2005	2004	2003
Effective tax rate	34.0%	33.0%	32.9%

The tax rate for 2005 was 34.0%, compared with 33.0% in 2004. During 2005, 3M completed its evaluation of the repatriation provision of the American Jobs Creation Act of 2004 (Jobs Act) and repatriated approximately $1.8 billion of foreign earnings into the U.S. pursuant to its provisions. The Jobs Act provides 3M the opportunity to tax effectively repatriate foreign earnings for U.S. qualifying investments specified by 3M’s domestic reinvestment plan.  As a consequence, in the second quarter of 2005, 3M recorded a tax expense of $75 million, net of available foreign tax credits, which negatively impacted the 2005 effective worldwide tax rate by 1.5%. A half-point tax rate reduction compared to the same periods last year is primarily attributable to the combination of the effects of the Medicare Modernization Act and the domestic manufacturer’s deduction, which was a part of the Jobs Act.

The tax rate of 33.0% for 2004 was comparable to the 2003 rate of 32.9%. Income taxes associated with repatriating certain cash from outside the United States negatively impacted the 2004 and 2003 income tax rates.

Minority Interest:

(Millions)	2005	2004	2003
Minority interest	$55	$62	$52

Minority interest expense eliminates the income or loss attributable to non-3M ownership interests in 3M consolidated entities. 3M’s most significant consolidated entity with non-3M ownership interests is Sumitomo 3M Limited in Japan (3M owns 75% of Sumitomo 3M Limited).  The decrease in 2005 related primarily to lower net income in Sumitomo 3M, while the increase in 2004 related primarily to higher net income in Sumitomo 3M.

Cumulative Effect of Accounting Change:

As of December 31, 2005, the Company adopted FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47). This accounting standard applies to the fair value of a liability for an asset retirement obligation associated with the retirement of tangible long-lived assets and where the liability can be reasonably estimated. Conditional asset retirement obligations exist for certain of the Company’s long-term assets. The fair value of these obligations is recorded as liabilities on a discounted basis.  Over time the liabilities are accreted for the change in the present value and the initial capitalized costs are depreciated over the useful lives of the related assets.  The adoption of FIN 47 resulted in the recognition of an asset retirement obligation liability of $59 million and an after tax charge of $35 million, which is reflected as a cumulative change in accounting principle in the Consolidated Statement of Income. The pro forma effect of applying this guidance in all prior periods presented was determined not to be material.

Currency Effects:

3M estimates that year-on-year currency effects, including hedging impacts, increased net income by approximately $115 million in 2005, $181 million in 2004 and $73 million in 2003. This estimate includes the effect of translating profits from local currencies into U.S. dollars; the impact of currency fluctuations on the transfer of goods between 3M operations in the United States and abroad; and transaction gains and losses, including derivative instruments designed to reduce foreign currency exchange rate risks.  3M estimates that year-on-year derivative and other transaction gains and losses increased net income by approximately $50 million for 2005 and $48 million in 2004. 3M estimates that year-on-year derivative and other transaction gains and losses decreased net income by $73 million in 2003.

PERFORMANCE BY BUSINESS SEGMENT

Effective January 1, 2006, 3M combined its Industrial and Transportation business segments. This new segment will leverage common markets, sales channels and customers, technologies, manufacturing facilities and selling processes. This combination will provide additional efficiencies that will be reinvested in growth. The results for the new Industrial and Transportation segment can be approximated by combining the existing Industrial and Transportation segments. In addition, during the first quarter of 2006, the Personal Care Division (2005 annual sales of approximately $600 million) within the Health Care segment transferred to the combined Industrial and Transportation segment. Segment information for all periods presented will be reclassified in 2006 to reflect the combined Industrial and Transportation segment in addition to the transfer of the Personal Care Division.

Disclosures relating to 3M’s business segments are provided in Item 1, Business Segments. Financial information and other disclosures are provided in the Notes to the Consolidated Financial Statements. In 2005, 3M managed its operations in seven operating business segments: Health Care; Industrial; Display and Graphics; Consumer and Office; Electro and Communications; Safety, Security and Protection Services; and Transportation. Information related to 3M’s business segments is presented in the tables that follow. Local-currency sales (which include both core and acquisition volume impacts, plus price impacts) are provided for each segment. The translation impact and total sales change are also provided for each segment.

Health Care Business (20.7% of consolidated sales):

	2005	2004	2003
Sales (millions)	$4,373	$4,230	$3,995
Sales change analysis:
Local currency (volume and price)	2.9%	1.7%	6.0%
Translation	0.5	4.2	6.2
Total sales change	3.4%	5.9%	12.2%

Operating income (millions)	$1,215	$1,123	$1,027
Percent change	8.2%	9.3%	14.1%
Percent of sales	27.8%	26.5%	25.7%

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

In 2005, Health Care reported local-currency sales growth of 2.9%. 3M’s core medical and dental businesses and health information systems businesses experienced local-currency sales growth of approximately 6%. The strength of these businesses helped overcome the sales growth challenges of the pharmaceutical and personal care businesses. Personal care, which is 3M’s diaper tape business, has experienced significant raw material price increases in some product lines over the past year, and 3M has elected to drive profits at the expense of volume in this business, which has the lowest margins in the Health Care segment. Sales of certain products within 3M’s pharmaceuticals business, primarily comprised of prescription drugs in inhalation, women’s health, and cardiovascular, are declining due to price pressure in Europe and decreased demand for some of these older products. 3M continues to generate growth in its Aldara™ pharmaceutical product, which accounts for approximately 6% of total Health Care sales. Aldara sales grew nearly 10% in 2005, and growth outside the U.S. was particularly strong. However, fourth quarter 2005 year-over-year local-currency sales declined for the first time since the product was launched in 1997. Health Care sales for 3M’s Aldara pharmaceutical product for the actinic keratois (a pre-cancerous skin condition) indication has and is expected to continue to fall short of expectations 3M had at the time of FDA approval and 3M is currently reassessing Aldara’s total market potential. Health Care continued to focus on operational efficiency, which helped drive an 8.2% increase in operating income in 2005. The Company’s agreement with Takeda Pharmaceutical Co., Ltd., announced in early 2005 and described further below, is currently the focus of the Company’s efforts to develop its immune response modifier technology while the Company reviews its other development efforts.

3M received U.S. Food and Drug Administration (FDA) approval for Aldara™ (imiquimod) Cream, 5%, in 1996 for the treatment of external genital warts, in March 2004 for the treatment of certain types of actinic keratosis (a pre-cancerous skin condition), and in July 2004 for the treatment of superficial basal cell carcinoma (a common form of non-melanoma skin cancer). The patent and related rights for the imiquimod molecule are important to the Health Care Business. The original patent on the imiquimod molecule expired in August 2004, but the patent term extension runs through August 2009, with an anticipated pediatric exclusivity extension of a further six months to February 2010.

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

In October 2003, IVAX Corporation agreed to assume exclusive rights to 3M’s branded health care respiratory products, together with related marketing and sales personnel, in nine European countries. The agreement covered QVAR™ (beclomethasone dipropionate HFA) Inhalation Aerosol, a “maintenance” medication used to prevent asthma attacks, and also covered Airomir™ (albuterol sulfate) Inhaler, a “rescue” medication used to relieve acute asthma symptoms. 3M will continue to manufacture and supply these products to IVAX. The total consideration due under the agreement, including minimum annual royalty payments, was $77 million, of which $24 million was paid in 2005, $24 million was paid in 2004 and $26 million was paid in 2003. 3M expects to receive $3 million in 2006. 3M may also receive additional royalty payments in 2010 (up to a maximum of approximately $7 million in total) if IVAX achieves certain annual sales levels. The Company recognizes the royalty revenue related to the IVAX agreement ratably over the term of the licensing arrangement.

In 2004, local-currency sales in Health Care increased 1.7%, with 2004 negatively impacted by 2003 pharmaceutical and drug delivery agreements that did not repeat. Fourth quarter 2004 local-currency sales grew 5.0%, as year-on-year comparisons became more favorable. Operating income increased 9.3% to $1.123 billion in 2004.

Industrial Business (18.0% of consolidated sales):

	2005	2004	2003
Sales (millions)	$3,806	$3,444	$3,070
Sales change analysis:
Local currency (volume and price)	9.3%	8.2%	(0.7)%
Translation	1.2	4.0	5.0
Total sales change	10.5%	12.2%	4.3%

Operating income (millions)	$735	$610	$425
Percent change	20.5%	43.7%	(11.1)%
Percent of sales	19.3%	17.7%	13.8%

The Industrial segment serves a broad range of industrial markets, from appliance and electronics to paper and packaging and food and beverage. Products include tapes, a wide variety of coated and nonwoven abrasives, adhesives, specialty materials and supply chain execution software solutions. The August 2005 CUNO acquisition adds a comprehensive line of filtration products for the separation, clarification and purification of fluids and gases.

In 2005, Industrial local-currency sales grew 9.3%. The August 2005 CUNO acquisition, whose results are included in Industrial, added 5.1% of growth in 2005. In addition to CUNO, growth was led by industrial adhesives and tapes, as well as the abrasives businesses. 3M continues to selectively raise selling prices to offset commodity raw material price pressures. Industrial continues to demonstrate strong operational discipline, as operating income grew 20.5% in 2005.

In 2004, Industrial local-currency sales growth of 8.2% for the year was broad-based across major geographic areas and Industrial businesses. Acquisitions increased sales by 1.4%, driven by the February 2004 acquisition of HighJump Software, Inc., a provider of supply chain execution software. Strong local-currency sales growth helped leverage operating income growth. Operating income increased 43.7% to $610 million in 2004.

Display and Graphics Business (16.8% of consolidated sales):

	2005	2004	2003
Sales (millions)	$3,558	$3,416	$2,970
Sales change analysis:
Local currency (volume and price)	4.0%	10.5%	26.7%
Translation	0.2	4.5	6.0
Total sales change	4.2%	15.0%	32.7%

Operating income (millions)	$1,159	$1,133	$886
Percent change	2.3%	27.9%	65.4%
Percent of sales	32.6%	33.2%	29.8%

The Display and Graphics segment serves markets that include electronic display, touch screen, traffic safety and commercial graphics. This segment includes optical film and lens solutions for electronic displays; touch screens and touch monitors; reflective sheeting for transportation safety; and commercial graphics systems. The optical film business provides films that serve numerous market segments of the display lighting industry. 3M provides distinct products for five market segments, including products for: 1) LCD computer monitors 2) LCD televisions 3) handheld devices such as cellular phones 4) notebook PCs and 5) automotive displays. The optical business includes a number of different products that are protected by various patents and groups of patents. The remaining lifetimes of such patents, as well as patents protecting future products, range from less than a few years to greater than 15 years. These patents provide varying measures of exclusivity to 3M for a number of such products. 3M’s proprietary manufacturing technology and know-how also provide a competitive advantage to 3M independent of such patents.

In 2005, Display and Graphics local-currency sales grew 4.0%, impacted by many factors. The first half of 2005 was tempered by tough year-on-year optical film comparisons, while 3M’s traffic safety systems business awaited a new highway funding bill in the U.S. and the sluggish economies in Western Europe and Japan held back growth in the commercial graphics business. Growth rebounded in the second half of 2005 as a new U.S. highway funding bill was passed in July, the economies in Western Europe and Japan started to experience some moderate growth and, as expected, 3M saw acceleration in demand for consumer electronics, especially flat-panel LCD televisions and a more normal LCD component inventory situation. This growth in the second half of 2005 drove record sales of 3M’s proprietary optical films and components despite growing pricing pressure. Display and Graphics sales growth was negatively impacted by approximately 4% in 2005 due to the continued decline in lens systems for the CRT rear projection television market along with the phase out of the commercial videotape business announced in the fourth quarter of 2004. Operating income increased 2.3% in 2005.  Operating income was impacted by the commercial videotape business phase out and decline in lens systems for the CRT rear projection television market, which negatively impacted 2005 operating income by approximately 8%.

In 2004, Display and Graphics’ local-currency sales growth was 10.5%. Strong demand for 3M films that brighten the displays on electronic products, such as flat-panel computer monitors, cellular phones, notebook PCs and LCD televisions, continued to drive results in 2004. Year-on-year local-currency sales growth in the Optical Systems business was slower in the last half of 2004, primarily due to inventory channel adjustments in the LCD market. This resulted in reduced demand for 3M’s proprietary optical films and components. While this business is subject to periodic customer inventory fluctuations, 3M believes that this business will continue to be a significant growth engine for 3M. In the fourth quarter of 2004, 3M announced the phase out of its commercial videotape business, and this action, combined with a continuing decline in lens systems for the CRT rear-projection television market, negatively impacted sales and operating income. Operating income increased 27.9% to $1.133 billion in 2004.

Consumer and Office Business (14.1% of consolidated sales):

	2005	2004	2003
Sales (millions)	$2,986	$2,861	$2,607
Sales change analysis:
Local currency (volume and price)	3.4%	6.9%	2.6%
Translation	1.0	2.8	4.1
Total sales change	4.4%	9.7%	6.7%

Operating income (millions)	$576	$542	$460
Percent change	6.3%	17.9%	2.5%
Percent of sales	19.3%	18.9%	17.6%

The Consumer and Office segment serves markets that include consumer retail, office retail, education, home improvement, building maintenance and other markets. Products in this segment include office supply products, stationery products, construction and home improvement products, home care products, protective material products (including consumer health care products such as bandages), and visual systems products.

In 2005, Consumer and Office local-currency sales increased 3.4%, with broad-based growth across the many channels 3M serves. Consumer and Office experienced solid local-currency sales growth in construction and home improvement, home care and in its protective materials businesses. In the fourth quarter of 2005, sales were up slightly in local-currency terms as compared to an exceptional fourth quarter of 2004, when sales increased 8.3%, as several large retailers apparently increased their purchase rate level to meet their objectives. The continuing decline in 3M’s Visual Systems business impacted sales by approximately 2% for the year. Consumer and Office continues to drive success by combining unique functionality along with customer inspired design into new and mature products such as Scotch® Tape, Post-It® Notes, Filtrete™ Filters and O-Cel-O™ sponges. Operating income increased 6.3% in 2005.

In 2004, local-currency sales growth in Consumer and Office was 6.9%. Sales growth was fairly broad-based across the many retail channels 3M serves, most notably in mass-market consumer retail and home improvement. This included strong sales growth in construction and home improvement/home care products, office supply products and stationery products. Sales increased 8.3% in the fourth quarter of 2004 as several large retailers apparently increased their purchase rate level to meet their objectives. Geographic area local-currency growth was led by the United States. Operating income increased 17.9% to $542 million in 2004.

Electro and Communications Business (11.0% of consolidated sales):

	2005	2004	2003
Sales (millions)	$2,333	$2,224	$2,101
Sales change analysis:
Local currency (volume and price)	4.2%	2.7%	(0.7)%
Translation	0.7	3.1	4.0
Total sales change	4.9%	5.8%	3.3%

Operating income (millions)	$463	$342	$288
Percent change	35.4%	18.8%	9.7%
Percent of sales	19.8%	15.4%	13.7%

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

In 2005, local-currency sales in Electro and Communications increased 4.2%, with improving end market conditions and success driving existing products into new applications helping the business post its best local-currency growth since 2000. Local-currency growth accelerated in the second half of 2005, with local-currency growth in the fourth quarter of 2005 up 10.9%. Local-currency growth was led by demand for 3M electronic products for semiconductor manufacturers, along with continued strong growth in electrical products used for insulating, testing and sensing. This strong sales growth helped offset weakness in the electronic solutions and communications markets. Operating margins were 19.8% in 2005, with operating income increasing 35.4% in 2005.

In 2004, local-currency sales in Electro and Communications increased 2.7%, led by electronic materials, along with electrical products for insulating, testing and sensing. Sales in the electronic solutions and telecommunications segments were negatively impacted by the general slowdown in the semiconductor industry and continued softness in the hard-line infrastructure segment of the telecommunications market. Geographically, local-currency growth in this business for 2004 was led by the Latin America and Canada area along with the Asia Pacific area. Operating income was up 18.8% to $342 million in 2004.

Safety, Security and Protection Services Business (10.8% of consolidated sales):

	2005	2004	2003
Sales (millions)	$2,292	$2,125	$1,928
Sales change analysis:
Local currency (volume and price)	6.9%	6.6%	9.5%
Translation	1.0	3.6	4.9
Total sales change	7.9%	10.2%	14.4%

Operating income (millions)	$553	$491	$437
Percent change	12.6%	12.3%	29.1%
Percent of sales	24.1%	23.1%	22.7%

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

In 2005, Safety, Security and Protection Services local-currency sales growth was 6.9%, driven by broad-based growth across the business portfolio and geographies. The continued global threat of events such as terrorism, natural disasters, SARS and Avian flu helped raise the awareness in the general public about the importance of personal protective equipment, especially respiratory protection for overall health. Sales growth was driven by continued strong global demand for personal protection products and solutions, particularly respiratory protection products, along with strong demand for cleaning and protection products for commercial buildings. Roofing granules for asphalt shingles also experienced solid sales growth. Operating income improved 12.6% in 2005.

In 2004, Safety, Security and Protection Services local-currency sales growth was 6.6%. Local-currency growth was driven by strong global demand for personal protective products and solutions, along with cleaning and protective products for commercial buildings. 3M’s acquisition of Hornell Holding AB, a European-based global supplier of personal safety equipment, added 2.3 percentage points of growth in 2004. Operating income increased 12.3% to $491 million in 2004.

Transportation Business (8.4% of consolidated sales):

	2005	2004	2003
Sales (millions)	$1,772	$1,674	$1,531
Sales change analysis:
Local currency (volume and price)	5.0%	5.1%	5.4%
Translation	0.8	4.2	5.6
Total sales change	5.8%	9.3%	11.0%

Operating income (millions)	$461	$426	$388
Percent change	8.1%	9.8%	17.2%
Percent of sales	26.0%	25.5%	25.4%

The Transportation segment serves markets that include automotive, automotive aftermarket, marine, aerospace and specialty vehicle markets. This segment provides components and products that are used in the manufacture, repair and maintenance of automotive, marine, aircraft and specialty vehicles.

In 2005, Transportation local-currency sales growth was 5.0%, with benefits from customer-focused new products and productivity solutions driving results. One of these new products is 3M™ Paint Replacement Film, which is an alternative to using paint around car and truck windows. In the automotive aftermarket area, the 3M™ Paint Preparation System shortens paint changeover and clean-up time while also reducing the use of solvents for cleaning paint guns. Sales growth was broad based in Transportation, led by businesses that serve the automotive OEMs and auto body repair shops, despite challenges in the U.S. OEM Big-3 automotive market along with lower levels of distribution buy-in due to cash flow trade-offs by customers in the automotive aftermarket business. Operating income increased 8.1% in 2005.

In March 2005, 3M’s automotive business completed the purchase from TI&M Beteiligungsgesellschaft mbH of 19 percent of I&T Innovation Technology (I&T), which was founded in Austria in 1999.  3M and I&T will collaborate to deliver flat flexible wiring systems for automotive interior applications to the global automotive market. The purchase price of approximately $55 million is reported as “Investments” in the Consolidated Balance Sheet and as “Purchases of Investments” in the Consolidated Statement of Cash Flows.  Due to its distribution involvement and voting rights, the Company is using equity method accounting for its investment in I&T. The Company has a purchase option to buy an additional 31% investment of I&T after certain conditions have been met.  This purchase option expires December 31, 2008.  The Company also has a put option, which provides the Company the right to sell back its entire ownership interest in I&T, exercisable between January 1, 2007 and March 31, 2009, unless the Company exercises its purchase option before then.

In 2004, local-currency sales growth was 5.1% in Transportation. Top-line growth in this business continued to benefit from new products and solutions for customers, along with a strategy of replicating successful 3M solutions across several distinct segments of the transportation industry. Operating income increased 9.8% to $426 million in 2004.

PERFORMANCE BY GEOGRAPHIC AREA

Financial information related to 3M operations in various geographic areas is provided in Note 16 to the Consolidated Financial Statements. A summary of key information and discussion related to 3M’s geographic areas follow:

Geographic Area	2005			2005 vs. 2004 % Change
Net Sales and						Total
Operating Income	% of		Oper.	Local		Sales	Oper.
(Dollars in millions)	Sales	Total	Income	Currency	Translation	Change	Income

United States	$8,267	39.1%	$1,324	4.9%	—	4.9%	10.3%
Asia Pacific	5,744	27.1%	2,093	10.6%	0.5%	11.1%	11.7%
Europe, Middle East and Africa	5,219	24.7%	1,073	0.9%	(0.2)%	0.7%	5.8%
Latin America and Canada	1,881	8.9%	519	1.3%	7.4%	8.7%	7.5%
Other Unallocated	56	0.2%	—
Total Company	$21,167	100.0%	$5,009	5.1%	0.7%	5.8%	9.4%

While 3M manages its businesses globally and believes its business segment results are the most relevant measure of performance, the Company also utilizes geographic area data as a secondary performance measure. Export sales are reported within the geographic area where the final sales to 3M customers are made. A portion of the products or components sold by 3M’s operations to its customers are exported by these customers to different geographic areas. As customers move their operations from one geographic area to another, 3M’s results will follow. Thus, net sales in a particular geography is not indicative of end-user consumption in that geography.

U.S. sales revenue increased 4.9%, with growth led by Industrial; Consumer and Office; and Safety, Security and Protection Services. Asia Pacific local-currency sales (which exclude translation impacts) increased 10.6%. All seven business segments contributed to this increase in the Asia Pacific area, with optical film being the largest growth component. Japan sales totaled approximately $2.1 billion, with local-currency sales up 3.6% from 2004. European local-currency sales increased 0.9%, with good growth in Industrial; Safety, Security and Protection Services; and Transportation. In the combined Latin America and Canada area, local-currency sales increases of 1.3% were led by Consumer and Office; Industrial; Safety, Security and Protection Services; and Transportation. Growth in Latin America was impacted by the continued decline of 3M’s CRT rear projection lens business in Mexico and the move of a flex circuits customer from Puerto Rico to Singapore. Foreign currency translation positively impacted the combined Latin America and Canada area sales by 7.4%, and the Asia Pacific area sales by 0.5%, as the U.S. dollar weakened against these currencies. Foreign currency translation had a minimal impact on European sales. For 2005, international operations represented approximately 61% of 3M’s sales.

Geographic Area Supplemental Information

	Employees as of December 31, 2005			Capital Spending			Property, Plant and Equipment — net
(Millions, except employees)	2005	2004	2003	2005	2004	2003	2005	2004	2003

United States	33,033	32,648	33,329	$532	$565	$425	$3,291	$3,290	$3,342
Europe, Middle East and Africa	16,722	16,574	16,669	120	143	112	1,076	1,288	1,235
Asia Pacific	11,574	10,439	9,916	228	182	102	865	810	724
Latin America and Canada	7,986	7,410	7,158	63	47	38	361	323	308
Total Company	69,315	67,071	67,072	$943	$937	$677	$5,593	$5,711	$5,609

Employment:

Employment increased by 2,244 people since year-end 2004. The CUNO acquisition in August 2005 added approximately 2,300 employees. The Company continues to increase headcount in faster-growing areas of the world, such as Asia Pacific, primarily to support increasing local sales. Excluding the impact of CUNO, employment has been decreasing in the United States and combined Europe, Middle East and Africa area. Sales per employee in local currencies increased approximately 4% in 2005, approximately 7% in 2004 and 8.5% in 2003.

Capital Spending/Net Property, Plant and Equipment:

The bulk of 3M capital spending historically has been in the United States, resulting in higher net property, plant and equipment balances in the U.S. The Company is striving to more closely align its manufacturing and sourcing with geographic market sales, and because approximately 61% of sales are outside the United States, this would increase production outside the United States, helping to improve customer service and reduce working capital requirements.  The 2005 decrease in net property, plant and equipment in the Europe, Middle East and Africa area was primarily due to currency translation (due to the stronger U.S dollar at December 31, 2005 when compared to December 31, 2004). Capital spending in Asia has more than doubled since 2003 as we continue to grow our presence in this region.

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

Legal Proceedings:

The categories of claims for which the Company has estimated its probable liability, the amount of its liability accruals, and the estimates of its related insurance receivables are critical accounting estimates related to legal proceedings. Please refer to the section entitled “Accrued Liabilities and Insurance Receivables Related to Legal Proceedings” (contained in “Legal Proceedings” in Note 11 to the Consolidated Financial Statements) for additional information about such estimates.

Pension and Postretirement Obligations:

3M has various company-sponsored retirement plans covering substantially all U.S. employees and many employees outside the United States. The Company accounts for its defined benefit pension and postretirement health care and life insurance benefit plans in accordance with Statement of Financial Accounting Standards (SFAS) No. 87, “Employers’ Accounting for Pensions” and SFAS No. 106, “Employer’s Accounting for Postretirement Benefits Other than Pensions”, which require that amounts recognized in financial statements be determined on an actuarial basis. Pension benefits associated with these plans are generally based primarily on each participant’s years of service, compensation, and age at retirement or termination. Two critical assumptions, the discount rate and the expected return on plan assets, are important elements of expense and liability measurement. The assumed health care trend rate is the most significant postretirement health care assumption. See Note 10 to the Consolidated Financial Statements for additional discussion of actuarial assumptions used in determining pension and postretirement health care liabilities and expenses.

The Company determines the discount rate used to measure plan liabilities as of the December 31 measurement date for the U.S. pension and postretirement benefit plans. The discount rate reflects the current rate at which the associated liabilities could be effectively settled at the end of the year. In estimating this rate, the Company looks at rates of return on fixed-income investments of similar duration to the liabilities in the plan that receive high, investment grade ratings by recognized ratings agencies. Using these methodologies, the Company determined a discount rate of 5.50% to be appropriate as of December 31, 2005, which is a reduction of 0.25 percentage points from the rate used as of December 31, 2004.

As of December 31, 2005, the Company converted to the RP (Retirement Plans) 2000 Mortality Table for calculating the year-end 2005 U.S. pension and postretirement obligations and 2006 expense. The impact of this change increased the year-end 2005 U.S. Projected Benefit Obligations for pension by $385 million, the year-end 2005 U.S. Accumulated Benefit Obligations for pension by $349 million and the 2005 U.S. Accumulated Postretirement Benefit Obligation by $93 million. This change will also increase pension expenses for 2006 by $64 million and postretirement expenses by $17 million.

A significant element in determining the Company’s pension expense in accordance with SFAS No. 87 is the expected return on plan assets, which is based on historical results for similar allocations among asset classes. For the U.S. pension plan, the Company’s assumption for the expected return on plan assets was 8.75% for 2005 and will remain at 8.75% for 2006. Refer to Note 10 to the Consolidated Financial Statements for information on how this rate is determined.

The difference between the expected return and the actual return on plan assets is deferred and, under certain circumstances, amortized over future years of service. Therefore, the net deferral of past asset gains (losses) ultimately affects future pension expense. This is also true of changes to actuarial assumptions. As of December 31, 2005, the Company had net unrecognized pension actuarial losses of $2.676 billion and $954 million for the U.S. and International pension benefit plans, respectively, and $1.005 billion for the postretirement health care and life insurance benefit plan. These amounts represent potential future pension and postretirement expenses that would be amortized over average future service periods. The average remaining service periods for U.S. and International pension plans and the postretirement plans are 10.2 years, 14.1 years and 10.0 years, respectively.

For the year ended December 31, 2005, the Company recognized total consolidated pre-tax pension expense (after settlements, curtailments and special termination benefits) of $331 million, up from $325 million in 2004. Pension expense (before settlements, curtailments and special termination benefits) is anticipated to decrease to approximately $300 million in 2006. For the pension plans, holding all other factors constant, an increase/decrease in the expected long-term rate of return on plan assets by 0.25 percentage points would decrease/increase U.S. 2006 pension expense by approximately $22 million for U.S. pension plans and approximately $7 million for international pension plans. Also, holding all other factors constant, an increase/decrease in the discount rate used to measure plan liabilities by 0.25 percentage points would decrease/increase 2006 pension expense by approximately $31 million for U.S. pension plans and approximately $7 million for international pension plans. See Note 10 to the Consolidated Financial Statements for details of the impact of a one percentage point change in assumed health care trend rates on the postretirement health care benefit expense and obligation.

Potential Asset Impairment Issues:

3M net property, plant and equipment totaled approximately $5.6 billion at December 31, 2005. Management makes estimates and assumptions in preparing the consolidated financial statements for which actual results will emerge over long periods of time. This includes the recoverability of long-lived assets employed in the business, including assets of acquired businesses. These estimates and assumptions are closely monitored by management and periodically adjusted as circumstances warrant. For instance, expected asset lives may be shortened or an impairment recorded based on a change in the expected use of the asset or performance of the related business reporting unit.

3M goodwill totaled approximately $3.5 billion at December 31, 2005, which, based on impairment testing, is not impaired. Impairment testing for goodwill is done at a reporting unit level. Reporting units are one level below the business segment level, but can be combined when reporting units within the same segment have similar economic characteristics. 3M had 18 reporting units at December 31, 2005. The majority of goodwill relates to and is assigned directly to a specific reporting unit. An impairment loss generally would be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. The estimated fair value of a reporting unit is determined using earnings for the reporting unit multiplied by a price/earnings ratio for comparable industry groups, or by using a discounted cash flow analysis.

NEW ACCOUNTING PRONOUNCEMENTS

As of December 31, 2005, the Company adopted FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47).  This accounting standard applies to the fair value of a liability for an asset retirement obligation associated with the retirement of tangible long-lived assets and where the liability can be reasonably estimated. Conditional asset retirement obligations exist for certain of the Company’s long-term assets. The fair value of these obligations is recorded as liabilities on a discounted basis. Over time the liabilities are accreted for the change in the present value and the initial capitalized costs are depreciated over the useful lives of the related assets.  The adoption of FIN 47 resulted in the recognition of an asset retirement obligation liability of $59 million and an after tax charge of $35 million, which is reflected as a cumulative change in accounting principle in the Consolidated Statement of Income. The pro forma effect of applying this guidance in all prior periods presented was determined not to be material.

Effective January 1, 2006, 3M adopted SFAS No. 123 (revised 2004), “Share-Based Payment”, which requires 3M to expense stock-based compensation expense. The Company is adopting SFAS No. 123R using the modified retrospective method. All prior periods will be adjusted to give effect to the fair-value-based method of accounting for awards granted in fiscal years beginning on or after January 1, 1995. Stock-based compensation disclosures in Note 1 reflect pro forma expense of $.14 cents per diluted share in 2005. The 2006 impact of adopting SFAS No. 123R is estimated to be approximately $.16 per diluted share with an estimated $0.02 per diluted share cost in the first quarter, an estimated $0.08 per diluted share cost in the second quarter, and an estimated $0.03 per diluted share cost in both the third and fourth quarters. The pro forma impact of stock-based compensation on net income and earnings per share provided in Note 1 for the years ended December 31, 2005, 2004 and 2003, was recognized over the nominal vesting period, whereby if an employee retired before the end of the vesting period, the Company would recognize any remaining unrecognized compensation cost at the date of retirement. SFAS No. 123R requires recognition under a non-substantive vesting period approach, requiring compensation expense recognition when an employee is eligible to retire. 3M employees in the U.S. are eligible to retire beginning at age 55 and after having completed five years of service. Approximately 25 to 30% of the number of stock-based compensation awards are made to this population. The Company will change to the non-substantive vesting period approach for new stock compensation grants made after the Company’s adoption of SFAS No. 123R on January 1, 2006. Therefore, primarily beginning in May 2006 with the annual Management Stock Ownership Program grant, immediate expensing of those stock-based compensation awards granted to employees eligible to retire will result in a higher compensation expense than historically recognized in comparable prior periods. The total expense in 2006 and beyond will depend on several variables, including the number of share-based awards granted, the fair value of those awards, and the period the vesting of those awards is recognized over; therefore the actual expense may be different from this estimate.

Additional information regarding these and other accounting pronouncements is included in Note 1 to the Consolidated Financial Statements.

FINANCIAL CONDITION AND LIQUIDITY

The Company generates significant ongoing cash flow. Net debt decreased significantly in 2004, but increased in 2005, primarily related to the $1.36 billion CUNO acquisition.

At December 31
(Millions)	2005	2004	2003

Total Debt	$2,381	$2,821	$2,937
Less: Cash & Cash Equiv.	1,072	2,757	1,836
Net Debt	$1,309	$64	$1,101

3M believes its ongoing cash flows provide ample cash to fund expected investments and capital expenditures. The Company has an AA credit rating from Standard & Poor’s and an Aa1 credit rating from Moody’s Investors Service. The Company has sufficient access to capital markets to meet currently anticipated growth and acquisition investment funding needs. The Company does not utilize derivative instruments linked to the Company’s stock. However, the Company does have contingently convertible debt that, if conditions for conversion are met, is convertible into shares of 3M common stock (refer to Note 8 in this document).

The Company’s financial condition and liquidity at December 31, 2005, remained strong. Various assets and liabilities, including cash and short-term debt, can fluctuate significantly from month-to-month depending on short-term liquidity needs. Working capital (defined as current assets minus current liabilities) totaled $1.877 billion at December 31, 2005, compared with $2.649 billion at December 31, 2004. This decrease was primarily related to a decrease in cash and cash equivalents ($1.685 billion) partially offset by a decrease in debt classified as short-term borrowings and current portion of long-term debt ($1.022 billion). The cash and cash equivalents balance was impacted by the acquisition of CUNO and repayment of debt.

The Company uses various working capital measures that place emphasis and focus on certain working capital assets and liabilities. These measures are not defined under U.S. generally accepted accounting principles and may not be computed the same as similarly titled measures used by other companies.  One of the primary working capital measures 3M uses is a combined index, which includes accounts receivables, inventory and accounts payable. This combined index (defined as quarterly net sales — fourth quarter at year-end — multiplied by four, divided by ending net accounts receivable plus inventory less accounts payable) was 5.7 at December 31, 2005, down from 5.8 at December 31, 2004. Excluding CUNO, net working capital turns at December 31, 2005, were 5.8, the same as at December 31, 2004. Receivables increased $46 million, or 1.6%, compared with December 31, 2004. At December 31, 2005, the CUNO acquisition increased accounts receivable by $88 million. Currency translation (due to the stronger U.S dollar) reduced accounts receivable by $231 million year-on-year. Inventories increased $265 million, or 14.0%, compared with December 31, 2004. At December 31, 2005, the CUNO acquisition increased inventories by $56 million. Currency translation reduced inventories by $89 million year-on-year. Accounts payable increased $88 million compared with December 31, 2004, with CUNO accounting for $18 million of this increase.

Cash flows from operating, investing and financing activities are provided in the tables that follow. Individual amounts in the Consolidated Statement of Cash Flows exclude the effects of acquisitions, divestitures and exchange rate impacts, which are presented separately in the cash flows. Thus, the amounts presented in the following operating, investing and financing activities tables reflect changes in balances from period to period adjusted for these effects.

Cash Flows from Operating Activities:

Years ended December 31
(Millions)	2005	2004	2003

Net income	$3,199	$2,990	$2,403
Depreciation and amortization	986	999	964
Company pension contributions	(654)	(591)	(749)
Company postretirement contributions	(134)	(168)	(194)
Company pension expense	331	325	168
Company postretirement expense	106	110	88
Income taxes (deferred and accrued income taxes)	417	396	539
Accounts receivable	(184)	56	38
Inventories	(294)	7	281
Accounts payable	113	35	62
Product and other insurance receivables and claims	122	12	(35)
Other — net	250	111	208
Net cash provided by operating activities	$4,258	$4,282	$3,773

Cash flows from operating activities can fluctuate significantly from period to period, as pension funding decisions, tax timing differences and other items can significantly impact cash flows. In 2005, cash flow was essentially flat when compared to 2004. Higher net income, higher accounts payable and increased insurance receivable collections were offset by accounts receivable increases, inventory increases and other items. Product and other insurance receivables and claims increased cash flow by $122 million in 2005, benefiting from the $148 million in insurance recoveries for the breast implant matter in 2005. For a more detailed discussion of these and other legal proceedings, refer to Note 11 in the Consolidated Financial Statements of this Annual Report on Form 10-K. The category “Other — net” in the preceding table reflects changes in other asset and liability accounts. For example, in 2005, this category includes the non-cash impact of adopting FIN 47 ($35 million cumulative effect of accounting change), increases in accrued liabilities (such as the $30 million increase in liability related to legal settlement agreements), and other items.

In 2005, the Company made discretionary contributions totaling $500 million to its U.S. qualified pension plan, with $200 million contributed in the fourth quarter of 2005, and $300 million contributed in the third quarter of 2005. In the third quarter of 2004, the Company made a special pension contribution to 3M’s Japanese pension plan of $155 million and a discretionary contribution of $300 million to its U.S. qualified pension plan. In the third quarter of 2003, 3M made a discretionary contribution of $600 million to its U.S. qualified pension plan. Future contributions will depend on market conditions, interest rates and other factors. 3M believes its strong cash flow and balance sheet will allow it to fund future pension needs without compromising growth opportunities.

In 2004, cash flow improvements were primarily driven by higher net income. In all periods presented, significant Company pension contributions negatively impacted cash flows. In all years, with a larger amount in 2003, a portion of the tax timing benefit relates to the tax benefit received from Company pension contributions.

Cash Flows from Investing Activities:

Years ended December 31
(Millions)	2005	2004	2003

Purchases of property, plant and equipment (PP&E)	$(943)	$(937)	$(677)
Proceeds from sale of PP&E and other assets	41	69	129
Acquisitions, net of cash acquired	(1,293)	(73)	(439)
Purchases and proceeds from sale of investments — net	(46)	3	18
Net cash used in investing activities	$(2,241)	$(938)	$(969)

Investments in property, plant and equipment are enabling growth in diverse markets, helping to meet product demand and increasing manufacturing efficiency. These investments will continue to be primarily capacity and growth focused. For example, in December 2005, 3M announced its intention to build an LCD optical film manufacturing facility in Poland to support the fast-growing LCD-TV market in Europe and to better serve its customers. The Company expects 2006 capital expenditures to total approximately $1.1 billion, compared with $943 million in 2005.

In the third quarter of 2005, 3M completed the acquisition of CUNO. 3M acquired CUNO for approximately $1.36 billion, including assumption of debt. This $1.36 billion included $1.27 billion of cash paid (net of cash acquired) and the assumption of $80 million of debt, most of which has been repaid. In 2005, the Company also entered into two additional business combinations for a total purchase price of $27 million. Refer to Note 2 to the Consolidated Financial Statements for more information on these 2005 business combinations, and for information concerning 2004 and 2003 business combinations.

Purchases of investments in 2005 include the purchase from TI&M Beteiligungsgesellschaft mbH of 19 percent of I&T Innovation Technology (discussed previously under the Transportation business segment). The purchase price of approximately $55 million is reported as “Investments” in the Consolidated Balance Sheet and as “Purchases of Investments” in the Consolidated Statement of Cash Flows. Other “Purchases of Investments” and “Proceeds from Sale of Investments” in 2005 are primarily attributable to auction rate securities, which are classified as available-for-sale. Prior to 2005, purchases of and proceeds from the sale of auction rate securities were classified as Cash and Cash Equivalents. At December 31, 2004, the amount of such securities taken as a whole was immaterial to Cash and Cash Equivalents, and accordingly were not reclassified for 2004 and prior. Proceeds from the sale of investments in 2003 include $26 million of cash received related to the sale of 3M’s 50% ownership in Durel Corporation to Rogers Corporation. Additional purchases of investments totaled $5 million in 2005, $10 million in 2004 and $16 million in 2003. These purchases include additional survivor benefit insurance and equity investments.

The Company is actively considering additional acquisitions, investments and strategic alliances.

Cash Flows from Financing Activities:

Years ended December 31
(Millions)	2005	2004	2003

Change in short-term debt — net	$(258)	$399	$(215)
Repayment of debt (maturities greater than 90 days)	(656)	(868)	(719)
Proceeds from debt (maturities greater than 90 days)	429	358	494
Total change in debt	$(485)	$(111)	$(440)
Purchases of treasury stock	(2,377)	(1,791)	(685)
Reissuances of treasury stock	545	508	555
Dividends paid to stockholders	(1,286)	(1,125)	(1,034)
Distributions to minority interests and other — net	(76)	(15)	(23)
Net cash used in financing activities	$(3,679)	$(2,534)	$(1,627)

Total debt at December 31, 2005, was $2.381 billion, down from $2.821 billion at year-end 2004, with the decrease primarily attributable to the retirement of $400 million in medium-term notes. There were no new long-term debt issuances in 2005. In 2005, the cash flow decrease in net short-term debt of $258 million includes the portion of short-term debt with original maturities of 90 days or less. The repayment of debt of $656 million primarily related to the retirement of $400 million in medium-term notes and commercial paper retirements. Proceeds from debt of $429 million primarily related to commercial paper issuances. Total debt was 19% of total capital (total capital is defined as debt plus equity), compared with 21% at year-end 2004.

Debt securities, including the Company’s shelf registration, its medium-term notes program, dealer remarketable securities and Convertible Note, are all discussed in more detail in Note 8 to the Consolidated Financial Statements. 3M has a shelf registration and medium-term notes program through which $1.5 billion of medium-term notes may be offered. In 2004, the Company issued approximately $62 million in debt securities under its medium-term notes program. No debt was issued under this program in 2005. The medium-term notes program and shelf registration have remaining capacity of approximately $1.438 billion. The Company’s $350 million of dealer remarketable securities (classified as current portion of long-term debt) were remarketed for one year in December 2005. In addition, the Company has Convertible Notes with a book value of $539 million at December 31, 2005.

The next put option date for these Convertible Notes is November 2007, thus at year-end 2005 this debt is classified as long-term debt. At December 31, 2005, the dealer remarketable securities and $62 million of medium-term notes are classified as current portion of long-term debt as the result of put provisions associated with these debt instruments. For a discussion of accounting pronouncements that will affect accounting treatment for the Convertible Note, refer to Note 1 to the Consolidated Financial Statements for discussion of EITF Issue No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” and proposed SFAS No. 128R, “Earnings per Share”.

Repurchases of common stock are made to support the Company’s stock-based employee compensation plans and for other corporate purposes.  On November 8, 2004, the Board of Directors authorized the purchase of  $2.0 billion of the Company’s common stock between January 1, 2005 and January 31, 2006.  In October 2005, 3M’s Board of Directors authorized the repurchase of an additional $300 million of the Company’s stock through January 31, 2006.  This increased the total repurchase authorization to $2.3 billion for the period through January 31, 2006. As of December 31, 2005, substantially all of this repurchase authorization had been utilized. Refer to the table captioned “Issuer Purchases of Equity Securities” in Part II, Item 5, for more information.

Cash dividends paid to stockholders totaled $1.286 billion ($1.68 per share) in 2005, $1.125 billion ($1.44 per share) in 2004 and $1.034 billion ($1.32 per share) in 2003. 3M has paid dividends since 1916. Other cash flows from financing activities include distributions to minority interests, changes in cash overdraft balances, and principal payments for capital leases.

Liquidity:

The Company’s liquidity remains strong. Primary short-term liquidity needs are provided through U.S. commercial paper and euro commercial paper issuances. As of December 31, 2005, outstanding total commercial paper issued totaled $514 million and averaged approximately $823 million during 2005. Medium-term note shelf borrowing capacity totaled $1.438 billion as of December 31, 2005. Credit support for outstanding commercial paper is provided by a $565 million credit agreement among a group of primary relationship banks.  In March 2005, the Company replaced its 364-day credit agreement with a five-year credit agreement with similar terms. This $565 million credit facility provides up to $115 million in letters of credit ($97 million of which was utilized at December 31, 2005), with provisions for increasing this limit up to $150 million. Committed credit facilities of $53 million are in place across several international subsidiary locations.

The Company believes it is unlikely that its access to the commercial paper market will be restricted. Cash and cash equivalents and certain other current assets could provide additional liquidity to meet near term obligations, if necessary. At year-end 2005, certain debt agreements ($350 million of dealer remarketable securities and $165 million of ESOP debt) had ratings triggers (BBB-/Baa3 or lower) that would require repayment of debt. The Company currently has AA/Aa1 debt ratings. In addition, the $565 million, five-year credit agreement requires 3M to maintain a capitalization ratio at no more than 0.60 to 1 at the end of each quarter. This ratio is calculated as funded debt (including all borrowed money and letters of credit utilized) to the sum of funded debt and equity. At December 31, 2005, this ratio was approximately 0.20 to 1.

3M’s cash balance at December 31, 2005 totaled $1.072 billion. 3M’s strong balance sheet and liquidity provide the Company with significant flexibility to take advantage of numerous opportunities going forward. The Company will continue to invest in its operations to drive growth, including continual review of acquisition opportunities. 3M paid dividends of $1.286 billion in 2005, and has a long history of dividend increases. In February 2006, the Board of Directors increased the quarterly dividend on 3M common stock by 9.5% to 46 cents per share, equivalent to an annual dividend of $1.84 per share. In February 2006, 3M’s Board of Directors also authorized the purchase of up to $2.0 billion of the Company’s common stock between February 13, 2006 and February 28, 2007. The Company may also make additional contributions to its pension plan in the future, but exact amounts are uncertain and will depend on market conditions.

Off-Balance Sheet Arrangements and Contractual Obligations:

As of December 31, 2005, the Company had not utilized special purpose entities to facilitate off-balance sheet financing arrangements. 3M’s accrued product warranty liabilities, recorded on the Consolidated Balance Sheet as part of current and long-term liabilities, are estimated at approximately $22 million. 3M does not consider this amount to be material. The fair value of 3M guarantees of loans with third parties and other guarantee arrangements are not material.

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

A summary of the Company’s significant contractual obligations as of December 31, 2005, follows:

Contractual Obligations

	Payments due by year
							After
(Millions)	Total	2006	2007	2008	2009	2010	2010
Long-term debt, including current portion (Note 8)	$1,801	$492	$622	$85	$44	$0	$558
Interest on long-term debt	882	83	56	39	35	33	636
Operating leases (Note 11)	362	79	61	46	27	21	128
Capital leases (Note 11)	71	5	4	4	4	4	50
Unconditional purchase obligations	370	160	78	44	25	19	44
Total contractual cash obligations	$3,486	$819	$821	$218	$135	$77	$1,416

Long-term debt payments due in 2006 include $350 million of dealer remarketable securities (final maturity 2010) and $62 million of medium-term notes (final maturity 2044). These securities are classified as current portion of long-term debt as the result of put provisions associated with these debt instruments. The next date on which investors can require repurchase of the Convertible Notes is 2007, thus in the above schedule this is considered due in 2007 (final maturity 2032).

Unconditional purchase obligations are defined as an agreement to purchase goods or services that is enforceable and legally binding on the Company. Included in the unconditional purchase obligations category above are certain obligations related to take or pay contracts, capital commitments, service agreements and utilities. These estimates include both unconditional purchase obligations with terms in excess of one year and normal ongoing purchase obligations with terms of less than one year. Many of these commitments relate to take or pay contracts, in which 3M guarantees payment to ensure availability of products or services that are sold to customers. The Company expects to receive consideration (products or services) for these unconditional purchase obligations. The purchase obligation amounts do not represent the entire anticipated purchases in the future, but represent only those items for which the Company is contractually obligated. The majority of 3M’s products and services are purchased as needed, with no unconditional commitment. For this reason, these amounts will not provide a reliable indicator of the Company’s expected future cash outflows on a stand-alone basis.

As discussed in Note 10 to the Consolidated Financial Statements, the Company does not have a required minimum pension contribution obligation for its U.S. plans in 2006. Thus, Company contributions to its U.S. and international pension plans are expected to be largely discretionary in 2006 and future years. Contractual capital commitments are also included in the preceding table, but these commitments represent a small part of the Company’s expected capital spending in 2006 and beyond.

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

The Company enters into foreign exchange forward contracts, options and swaps to hedge against the effect of exchange rate fluctuations on cash flows denominated in foreign currencies and certain intercompany financing transactions. In 2001, the Company increased the amount and duration of its foreign currency hedges to help lessen year-over-year impacts and to improve the predictability of future earnings. However, this hedging program does not make 3M immune to currency impacts.

The Company manages interest rate risks using a mix of fixed and floating rate debt. To help manage borrowing costs, the Company may enter into interest rate swaps. Under these arrangements, the Company agrees to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated by reference to an agreed-upon notional principal amount. The Company manages commodity price risks through negotiated supply contracts, price protection agreements and forward physical contracts.

A variance/co-variance statistical modeling technique was used to test the Company’s exposure to changes in currency and interest rates and assess the risk of loss in after-tax earnings of financial instruments, derivatives and underlying exposures outstanding at December 31, 2005. The model (third-party bank dataset) used a 95% confidence level over a 12-month time horizon. Based on this analysis of the Company’s interest rate risks, possible increases in interest rates would not have a material adverse effect on after-tax earnings ($2 million at December 31, 2005 and $5 million at December 31, 2004). A decrease in interest rates would have increased after-tax earnings by $2 million at December 31, 2005. Based on this analysis of the primary foreign exchange risks, possible changes in foreign exchange rates would have adversely impacted after-tax earnings by $69 million at December 31, 2005 ($61 million at December 31, 2004). A positive change in exchange rates would have benefited after-tax earnings by $66 million at December 31, 2005. When including certain commodity risks, possible changes in commodity rates would have adversely impacted after-tax earnings by an additional $4 million at December 31, 2005 (an additional $10 million at December 31, 2004). A positive change in commodity rates would not have materially impacted after-tax earnings at December 31, 2005. The model used analyzed over 20 different currencies and five commodities, but does not purport to represent what actually will be experienced by the Company. This model does not include certain hedge transactions, because the Company believes their inclusion would not materially impact the results.

The global exposures related to purchased components and materials are such that a one percent price change would result in a pre-tax cost or savings of approximately $45 million per year. The global energy exposure is such that a 10% price change would result in a pre-tax cost or savings of approximately $35 million per year. Derivative instruments are used to hedge less than two percent of the purchased components and materials exposure and are used to hedge approximately 10% of this energy exposure.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.The Company may also make forward-looking statements in other reports filed with the Securities and Exchange Commission, in materials delivered to stockholders and in press releases.  In addition, the Company’s representatives may from time to time make oral forward-looking statements.

Forward-looking statements relate to future events and typically address the Company’s expected future business and financial performance.  Words such as  “plan,” “expect,” “aim,” “believe,” “project,” “target,” “anticipate,” “intend,” “estimate,” “will,” “should,” “could” and other words and terms of similar meaning, typically identify such forward-looking statements.  In particular, these include statements about the Company’s strategy for growth, product development, market position, future performance or results of current or anticipated products, interest rates, foreign exchange rates, financial results, and the outcome of contingencies, such as legal proceedings. The Company assumes no obligation to update or revise any forward-looking statements.

Forward-looking statements are based on certain assumptions and expectations of future events and trends that are subject to risks and uncertainties. Actual future results and trends may differ materially from historical results or those reflected in any such forward-looking statements depending on a variety of factors. Discussion of these factors is incorporated by reference from Part I, Item 1A, “Risk Factors”, of this document, and should be considered an integral part of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

In the context of Item 7A, market risk refers to the risk of loss arising from adverse changes in financial and derivative instrument market rates and prices, such as fluctuations in interest rates and foreign currency exchange rates. The Company discusses risk management in various places throughout this document, including discussions in Item 7 concerning Financial Condition and Liquidity, and Financial Instruments, and in the Notes to Consolidated Financial Statements (Long-Term Debt and Short-Term Borrowings, Derivatives and Other Financial Instruments, and the Derivatives and Hedging Activities accounting policy). All derivative activity is governed by written policies, and a value-at-risk analysis is provided for these derivatives. The Company does not have leveraged derivative positions.  However, the Company does have contingently convertible debt that, if conditions for conversion are met, is convertible into shares of 3M common stock (refer to Note 8 in this document).

Item 8. Financial Statements and Supplementary Data.

Index to Financial Statements

Reference (pages)

Management’s Responsibility for Financial Reporting	34

Management’s Report on Internal Control Over Financial Reporting	34

Report of Independent Registered Public Accounting Firm	35-36

Consolidated Statement of Income for the years ended December 31, 2005, 2004 and 2003	37

Consolidated Balance Sheet at December 31, 2005 and 2004	38

Consolidated Statement of Changes in Stockholders’ Equity and Comprehensive Income for the years ended December 31, 2005, 2004 and 2003	39

Consolidated Statement of Cash Flows for the years ended December 31, 2005, 2004 and 2003	40

Notes to Consolidated Financial Statements	41-76

Note 1.Significant Accounting Policies	41-46
Note 2.Acquisitions and Divestitures	46-48
Note 3.Goodwill and Intangible Assets	49
Note 4.Supplemental Balance Sheet Information	50-51
Note 5.Supplemental Stockholders’ Equity and Comprehensive Income Information	51-52
Note 6.Supplemental Cash Flow Information	52
Note 7.Income Taxes	52-54
Note 8.Long-Term Debt and Short-Term Borrowings	54-56
Note 9.Derivatives and Other Financial Instruments	56-57
Note 10. Pension and Postretirement Benefit Plans	57-63
Note 11. Commitments and Contingencies	63-70
Note 12. Employee Savings and Stock Ownership Plans	70-71
Note 13. General Employees’ Stock Purchase Plan	71
Note 14. Management Stock Ownership Program	72
Note 15. Business Segments	73-74
Note 16. Geographic Areas	75
Note 17. Quarterly Data (Unaudited)	75-76

Management’s Responsibility for Financial Reporting

Management is responsible for the integrity and objectivity of the financial information included in this report. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Where necessary, the financial statements reflect estimates based on management’s judgment.

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

3M Company

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining an adequate system of internal control over financial reporting. Management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on the assessment, management concluded that, as of December 31, 2005, the Company’s internal control over financial reporting is effective.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, excluded CUNO, which was acquired by the Company in August 2005 in a purchase business combination. CUNO is a wholly-owned subsidiary of the Company whose total assets and total net sales represented less than 10% of consolidated total assets and less than 1% of consolidated net sales, respectively, of the Company as of and for the year ended December 31, 2005. Companies are allowed to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired company under guidelines established by the Securities and Exchange Commission.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

3M Company

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of 3M Company:

We have completed integrated audits of 3M Company’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of 3M Company and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the Consolidated Financial Statements, effective as of December 31, 2005, the Company adopted the provisions of FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations.”

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in “Management's Report on Internal Control Over Financial Reporting” in the accompanying index, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

As described in “Management's Report on Internal Control Over Financial Reporting” in the accompanying index, management has excluded CUNO from its assessment of internal control over financial reporting as of December 31, 2005, because it was acquired by the Company in a purchase business combination during 2005. We have also excluded CUNO from our audit of internal control over financial reporting. CUNO is a wholly-owned subsidiary of the Company whose total assets and total net sales represented less than 10% and less than 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2005.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Minneapolis, Minnesota

February 13, 2006

Consolidated Statement of Income

3M Company and Subsidiaries

Years ended December 31
(Millions, except per share amounts)	2005	2004	2003
Net sales	$21,167	$20,011	$18,232
Operating expenses
Cost of sales	10,381	9,958	9,285
Selling, general and administrative expenses	4,535	4,281	3,994
Research, development and related expenses	1,242	1,194	1,147
Other expense	—	—	93
Total	16,158	15,433	14,519
Operating income	5,009	4,578	3,713

Interest expense and income
Interest expense	82	69	84
Interest income	(56)	(46)	(28)
Total	26	23	56

Income before income taxes, minority interest and cumulative effect of accounting change	4,983	4,555	3,657
Provision for income taxes	1,694	1,503	1,202
Minority interest	55	62	52
Income before cumulative effect of accounting change	3,234	2,990	2,403
Cumulative effect of accounting change	(35)	—	—
Net income	$3,199	$2,990	$2,403

Weighted average common shares outstanding — basic	764.9	780.5	782.8
Earnings per share — basic
Income before cumulative effect of accounting change	$4.23	$3.83	$3.07
Cumulative effect of accounting change	(0.05)	—	—
Net income	$4.18	$3.83	$3.07

Weighted average common shares outstanding — diluted	776.9	796.5	795.3
Earnings per share — diluted
Income before cumulative effect of accounting change	$4.16	$3.75	$3.02
Cumulative effect of accounting change	(0.04)	—	—
Net income	$4.12	$3.75	$3.02

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

Consolidated Balance Sheet

3M Company and Subsidiaries

At December 31
(Dollars in millions, except per share amount)	2005	2004

Assets
Current assets
Cash and cash equivalents	$1,072	$2,757
Accounts receivable — net of allowances of $73 and $83	2,838	2,792
Inventories
Finished goods	1,050	947
Work in process	706	614
Raw materials and supplies	406	336
Total inventories	2,162	1,897
Other current assets	1,043	1,274
Total current assets	7,115	8,720

Investments	272	227
Property, plant and equipment	16,127	16,290
Less: Accumulated depreciation	(10,534)	(10,579)
Property, plant and equipment — net	5,593	5,711
Goodwill	3,473	2,655
Intangible assets — net	486	277
Prepaid pension and postretirement benefits	2,905	2,591
Other assets	669	527
Total assets	$20,513	$20,708

Liabilities and Stockholders’ Equity
Current liabilities
Short-term borrowings and current portion of long-term debt	$1,072	$2,094
Accounts payable	1,256	1,168
Accrued payroll	469	487
Accrued income taxes	989	867
Other current liabilities	1,452	1,455
Total current liabilities	5,238	6,071

Long-term debt	1,309	727
Other liabilities	3,866	3,532
Total liabilities	$10,413	$10,330

Commitments and contingencies (Note 11)

Stockholders’ equity
Common stock, par value $.01 per share	9	9
Shares outstanding — 2005: 754,538,387
Shares outstanding — 2004: 773,518,281
Capital in excess of par value	287	287
Retained earnings	17,358	15,649
Treasury stock	(6,965)	(5,503)
Unearned compensation	(178)	(196)
Accumulated other comprehensive income (loss)	(411)	132
Stockholders’ equity — net	10,100	10,378
Total liabilities and stockholders’ equity	$20,513	$20,708

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

Consolidated Statement of Changes in Stockholders’ Equity and Comprehensive Income

3M Company and Subsidiaries

		Common				Accumulated
		Stock and				Other
		Capital				Comprehensive
(Dollars in millions,		in Excess	Retained	Treasury	Unearned	Income
except per share amounts)	Total	of Par	Earnings	Stock	Compensation	(Loss)
Balance at December 31, 2002	$5,993	$296	$12,748	$(4,767)	$(258)	$(2,026)

Net income	2,403		2,403
Cumulative translation adjustment	650					650
Minimum pension liability adjustment	(173)					(173)
Debt and equity securities, unrealized gain	1					1
Derivative financial instruments — unrealized loss	(6)					(6)
Total comprehensive income	2,875
Dividends paid ($1.32 per share)	(1,034)		(1,034)
Amortization of unearned compensation	32				32
Reacquired stock (9.7 million shares)	(685)			(685)
Issuances pursuant to stock option and benefit plans (13.4 million shares)	704		(107)	811
Balance at December 31, 2003	7,885	296	14,010	(4,641)	(226)	(1,554)

Net income	2,990		2,990
Cumulative translation adjustment	490					490
Minimum pension liability adjustment	1,193					1,193
Debt and equity securities	—					—
Derivative financial instruments — unrealized gain	3					3
Total comprehensive income	4,676
Dividends paid ($1.44 per share)	(1,125)		(1,125)
Amortization of unearned compensation	30				30
Reacquired stock (22.0 million shares)	(1,791)			(1,791)
Issuances pursuant to stock option and benefit plans (10.9 million shares)	660		(226)	886
Issuances pursuant to acquisitions (0.5 million shares)	43			43
Balance at December 31, 2004	10,378	296	15,649	(5,503)	(196)	132

Net income	3,199		3,199
Cumulative translation adjustment	(578)					(578)
Minimum pension liability adjustment	(46)					(46)
Debt and equity securities — unrealized gain	1					1
Derivative financial instruments — unrealized gain	80					80
Total comprehensive income	2,656
Dividends paid ($1.68 per share)	(1,286)		(1,286)
Amortization of unearned compensation	18				18
Reacquired stock (30.7 million shares)	(2,377)			(2,377)
Issuances pursuant to stock option and benefit plans (11.7 million shares)	711		(204)	915
Balance at December 31, 2005	$10,100	$296	$17,358	$(6,965)	$(178)	$(411)

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

Consolidated Statement of Cash Flows

3M Company and Subsidiaries

Years ended December 31
(Dollars in millions)	2005	2004	2003

Cash Flows from Operating Activities
Net income	$3,199	$2,990	$2,403
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	986	999	964
Company pension and postretirement contributions	(788)	(759)	(943)
Company pension and postretirement expense	437	435	256
Deferred income tax provision	147	313	115
Changes in assets and liabilities
Accounts receivable	(184)	56	38
Inventories	(294)	7	281
Accounts payable	113	35	62
Accrued income taxes	270	83	424
Product and other insurance receivables and claims	122	12	(35)
Other — net	250	111	208
Net cash provided by operating activities	4,258	4,282	3,773

Cash Flows from Investing Activities
Purchases of property, plant and equipment (PP&E)	(943)	(937)	(677)
Proceeds from sale of PP&E and other assets	41	69	129
Acquisitions, net of cash acquired	(1,293)	(73)	(439)
Purchases of investments	(1,627)	(10)	(16)
Proceeds from sale of investments	1,581	13	34
Net cash used in investing activities	(2,241)	(938)	(969)

Cash Flows from Financing Activities
Change in short-term debt — net	(258)	399	(215)
Repayment of debt (maturities greater than 90 days)	(656)	(868)	(719)
Proceeds from debt (maturities greater than 90 days)	429	358	494
Purchases of treasury stock	(2,377)	(1,791)	(685)
Reissuances of treasury stock	545	508	555
Dividends paid to stockholders	(1,286)	(1,125)	(1,034)
Distributions to minority interests	(56)	(11)	(13)
Other — net	(20)	(4)	(10)
Net cash used in financing activities	(3,679)	(2,534)	(1,627)

Effect of exchange rate changes on cash and cash equivalents	(23)	111	41

Net increase/(decrease) in cash and cash equivalents	(1,685)	921	1,218
Cash and cash equivalents at beginning of year	2,757	1,836	618
Cash and cash equivalents at end of year	$1,072	$2,757	$1,836

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

Foreign currency translation: Local currencies generally are considered the functional currencies outside the United States. Assets and liabilities for operations in local-currency environments are translated at year-end exchange rates. Income and expense items are translated at average rates of exchange prevailing during the year. Cumulative translation adjustments are recorded as a component of accumulated other comprehensive income (loss) in stockholders’ equity.

Reclassifications: Certain amounts in the prior years’ consolidated financial statements have been reclassified to conform to the current year presentation. Costs of internally developed patents have been reclassified to “Research, development and related expenses” from “Selling, general and administrative expenses”. Costs of internally developed patents include costs and fees incurred to prepare, file, secure and maintain patents.

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

Goodwill: Goodwill is the excess of cost of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a business combination. Goodwill is not amortized. Goodwill is tested for impairment annually, and will be tested for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Impairment testing for goodwill is done at a reporting unit level. Reporting units are one level below the business segment level, but can be combined when reporting units within the same segment have similar economic characteristics. 3M had 18 reporting units at December 31, 2005. The majority of goodwill relates to and is assigned directly to a specific reporting unit. An impairment loss generally would be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. The estimated fair value of a reporting unit is determined using earnings for the reporting unit multiplied by a price/earnings ratio for comparable industry groups, or by using a discounted cash flow analysis. The Company completed its annual goodwill impairment test in the fourth quarter of 2005 and determined that no goodwill was impaired.

Intangible assets: Intangible assets include patents, tradenames and other intangible assets acquired from an independent party. Intangible assets with an indefinite life, namely certain tradenames, are not amortized. Intangible assets with a definite life are amortized on a straight-line basis, with estimated useful lives ranging from two to 20 years. Indefinite-lived intangible assets are tested for impairment annually, and will be tested for impairment between annual tests if an event occurs or circumstances change that would indicate that the carrying amount may be impaired. Intangible assets with a definite life are tested for impairment whenever events or circumstances indicate that a carrying amount of an asset (asset group) may not be recoverable. The Company has determined that no material impairments existed as of December 31, 2005. An impairment loss is recognized when the carrying amount of an asset exceeds the estimated undiscounted cash flows used in determining the fair value of the asset. The amount of the impairment loss to be recorded is calculated by the excess of the asset’s carrying value over its fair value. Fair value is generally determined using a discounted cash flow analysis. Costs related to internally developed intangible assets, such as patents, are expensed as incurred, primarily in “Research, development and related expenses”.

Revenue (sales) recognition: The Company sells a wide range of products to a diversified base of customers around the world and has no material concentration of credit risk. Revenue is recognized when the risks and rewards of ownership have substantively transferred to customers. This condition normally is met when the product has been delivered or upon performance of services. The Company records estimated reductions to revenue for customer and distributor incentives, such as rebates, at the time of the initial sale, with these estimated reductions based on sales terms, historical experience, trend analysis and projected market conditions in the various markets served.

The majority of 3M’s sales agreements are for standard products and services with customer acceptance occurring upon delivery of the product or performance of the service. 3M also enters into agreements that contain multiple-elements (such as equipment, installation and service) or non-standard terms and conditions. For multiple-element arrangements, 3M recognizes revenue for delivered elements when the delivered item has stand-alone value to the customer, fair values of undelivered elements are known, customer acceptance of the delivered elements has occurred, and there are only customary refund or return rights related to the delivered elements. In addition to the preceding conditions, equipment revenue is not recorded until the installation has been completed if equipment acceptance is dependent upon installation, or if installation is essential to the functionality of the equipment. Installation revenues are not recorded until installation has been completed. For prepaid service contracts, sales revenue is recognized on a straight-line basis over the term of the contract, unless historical evidence indicates the costs are incurred on other than a straight-line basis. License fee revenue is recognized as earned, with no revenue recognized until the inception of the license term. On occasion, agreements will contain milestones, or 3M will recognize revenue based on proportional performance. For these agreements, and depending on the specifics, 3M may recognize revenue upon completion of a substantive milestone, or in proportion to costs incurred to date compared with the estimate of total costs to be incurred.

Accounts Receivable and Allowances: Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company maintains allowances for bad debts, cash discounts, product returns and various other items. The allowance for doubtful accounts and product returns is based on the best estimate of the amount of probable credit losses in existing accounts receivable and anticipated sales returns. The Company determines the allowances based on historical write-off experience by industry and regional economic data and historical sales returns. The Company reviews the allowance for doubtful accounts monthly. The Company does not have any off-balance-sheet credit exposure related to its customers.

Advertising and merchandising: These costs are charged to operations in the year incurred, and totaled $457 million in 2005, $433 million in 2004 and $405 million in 2003.

Research, development and related expenses: These costs are charged to operations in the year incurred and are shown on a separate line of the Consolidated Statement of Income. Research and development expenses, covering basic scientific research and the application of scientific advances to the development of new and improved products and their uses, totaled $798 million in 2005, $759 million in 2004 and $749 million in 2003. Related expenses primarily include technical support provided to customers for existing products by 3M laboratories and internally developed patent costs, which include costs and fees incurred to prepare, file, secure and maintain patents.

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

Income taxes: The provision for income taxes is determined using the asset and liability approach. Under this approach, deferred income taxes represent the expected future tax consequences of temporary differences between the carrying amounts and tax basis of assets and liabilities. The Company records a valuation allowance to reduce its deferred tax assets when uncertainty regarding their reliability exists. As of December 31, 2005, no valuation allowances were recorded.

Earnings per share: The difference in the weighted average shares outstanding for calculating basic and diluted earnings per share is attributable to the dilution associated with the Company’s stock-based compensation plans. Certain Management Stock Ownership Program average options outstanding during the years 2005, 2004 and 2003 were not included in the computation of diluted earnings per share because they would not have had a dilutive effect (15.4 million average options for 2005, 6.6 million average options for 2004 and 6.4 million average options for 2003). As discussed in Note 8 to the Consolidated Financial Statements, the conditions for conversion related to the Company’s Convertible Notes have never been met; accordingly, there was no impact on 3M’s diluted earnings per share. If the conditions for conversion are met, 3M may choose to pay in cash and/or common stock; however, if this occurs, the Company has the intent and ability to settle this debt security in cash. The computations for basic and diluted earnings per share for the years ended December 31 follow:

Earnings Per Share Computations

(Amounts in millions, except per share amounts)	2005	2004	2003
Numerator:
Net income	$3,199	$2,990	$2,403

Denominator:
Denominator for weighted average common shares outstanding — basic	764.9	780.5	782.8

Dilution associated with the Company’s stock-based compensation plans	12.0	16.0	12.5

Denominator for weighted average common shares outstanding — diluted	776.9	796.5	795.3

Earnings per share — basic	$4.18	$3.83	$3.07
Earnings per share — diluted	$4.12	$3.75	$3.02

Stock-based compensation: The Company utilizes the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and generally no compensation cost is recognized for either the General Employees’ Stock Purchase Plan (GESPP) or the Management Stock Ownership Program (MSOP). The GESPP is considered non-compensatory. In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation —Transition and Disclosure — an amendment of SFAS No. 123.” The Company has adopted the disclosure requirements of SFAS No. 148. Refer to Notes 13 and 14 for additional information concerning the GESPP and MSOP and also refer to additional discussion later in Note 1 concerning the impact of SFAS No. 123R “Share Based Payment”. Pro forma amounts for stock option awards are based on the options’ estimated Black-Scholes fair value at the date of grant, net of tax, with expense recognition over the vesting period of the stock-based compensation award.  Effective with the May 2005 annual MSOP grant, the Company changed its vesting period from one to three years, which results in compensation expense under the May 2005 annual grant being recognized over three years. The decrease in pro forma stock-based compensation for 2005 compared with 2004 was primarily driven by this change in vesting period. Shares used in the pro forma diluted earnings per share computation use the calculation methodology prescribed by SFAS No. 123, and are thus different from the shares used for the reported diluted earnings per share computation. Pro forma amounts for stock-based compensation are as follows:

Stock-Based Compensation

Pro Forma Net Income and Earnings Per Share

(Millions, except per share amounts)	2005	2004	2003
Net income, as reported	$3,199	$2,990	$2,403
Add: Stock-based compensation expense included in net income, net of related tax effects	6	3	3
Deduct: Total stock-based compensation expense determined under fair value, net of related tax effects	(94)	(152)	(120)
Pro forma net income	$3,111	$2,841	$2,286
Earnings per share — basic
As reported	$4.18	$3.83	$3.07
Pro forma	4.07	3.64	2.92
Earnings per share — diluted
As reported	$4.12	$3.75	$3.02
Pro forma	3.98	3.56	2.88

The pro forma impact of stock-based compensation on net income and earnings per share provided above for the years ended December 31, 2005, 2004 and 2003, were recognized over the nominal vesting period, whereby if an employee retired before the end of the vesting period, the Company would recognize any remaining unrecognized compensation cost at the date of retirement. SFAS No. 123R requires recognition under a non-substantive vesting period approach, requiring compensation expense recognition when an employee is eligible to retire. 3M employees in the U.S. are eligible to retire beginning at age 55 and after having completed five years of service. Approximately 25 to 30% of the number of stock-based compensation awards are made to this population. The Company will change to the non-substantive vesting period approach for new stock compensation grants made after the Company’s adoption of SFAS No. 123R on January 1, 2006. Therefore, primarily beginning in May 2006 with the annual MSOP grant, immediate expensing of those stock-based compensation awards granted to employees eligible to retire will result in a higher compensation expense than historically recognized in comparable prior periods. The following table adjusts pro forma diluted earnings per share from the above table to reflect the approximate impact of using the non-substantive vesting period approach.

Stock-Based Compensation

Pro Forma Earnings Per Share — Diluted	2005	2004	2003
Pro forma (from above table)	$3.98	$3.56	$2.88
Impact of retirement-eligible	(.02)	—	—
Pro forma (adjusted to reflect non-substantive vesting period approach)	$3.96	$3.56	$2.88

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

Derivatives and hedging activities: All derivative instruments are recorded on the balance sheet at fair value. The Company uses interest rate swaps, currency swaps, and forward and option contracts to manage risks generally associated with foreign exchange rate, interest rate and commodity market volatility. All hedging instruments that qualify for hedge accounting are designated and effective as hedges, in accordance with U.S. generally accepted accounting principles. If the underlying hedged transaction ceases to exist, all changes in fair value of the related derivatives that have not been settled are recognized in current earnings. Instruments that do not qualify for hedge accounting are marked to market with changes recognized in current earnings. The Company does not hold or issue derivative financial instruments for trading purposes and is not a party to leveraged derivatives. However, the Company does have contingently convertible debt that, if conditions for conversion are met, is convertible into shares of 3M common stock (refer to Note 8 in this document).

New Accounting Pronouncements

As of December 31, 2005, the Company adopted FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47).  This accounting standard applies to the fair value of a liability for an asset retirement obligation associated with the retirement of tangible long-lived assets and where the liability can be reasonably estimated. Conditional asset retirement obligations exist for certain of the Company’s long-term assets. The fair value of these obligations is recorded as liabilities on a discounted basis.  Over time the liabilities are accreted for the change in the present value and the initial capitalized costs are depreciated over the useful lives of the related assets.  The adoption of FIN 47 effective December 31, 2005, resulted in the recognition of an asset retirement obligation liability of $59 million and an after tax charge of $35 million, which is reflected as a cumulative effect of change in accounting principle in the Consolidated Statement of Income. The pro forma effect of applying this guidance in all prior periods presented was determined not to be material.

In December 2004, the FASB issued SFAS No. 123 (revised 2004). SFAS No. 123R supersedes APB Opinion No. 25.  Under APB Opinion No. 25, no compensation expense is recognized for employee stock option grants if the exercise price of the Company’s stock option grants is at or above the fair market value of the underlying stock on the date of grant. SFAS No. 123R requires the determination of the fair value of the share-based compensation at the grant date and the recognition of the related expense over the period in which the share-based compensation vests. The original effective date for SFAS No. 123R for the Company was July 1, 2005. However, on April 14, 2005, the Securities and Exchange Commission (SEC) adopted a new rule that amends the effective dates for SFAS No. 123R.  The SEC’s new rule allows companies to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005. Therefore, the Company adopted SFAS No. 123R effective January 1, 2006. The Company is adopting SFAS No. 123R using the modified retrospective method. All prior periods will be adjusted to give effect to the fair-value-based method of accounting for awards granted in fiscal years beginning on or after January 1, 1995. The 2006 impact of adopting SFAS No. 123R is estimated to be approximately $.16 per diluted share, which reflects expense for both the GESPP and MSOP.

In December 2004, the FASB issued FASB Staff Position (FSP) No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004”, which provides guidance under SFAS No. 109, “Accounting for Income Taxes,” with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the Jobs Act) on enterprises’ income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. The Jobs Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. FSP No. 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. During 2005, the Company completed its evaluation of the repatriation provision and, in the second quarter of 2005, recognized $75 million, net of available foreign tax credits, of related tax liability as a result of its repatriation plan. In 2005, the Company repatriated approximately $1.8 billion of foreign earnings into the United States pursuant to the provisions of the Jobs Act.

In September 2004, the FASB’s Emerging Issues Task Force finalized EITF Issue No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” that would require the dilutive effect of shares from contingently convertible debt to be included in the diluted earnings per share calculation regardless of whether the contingency has been met. The Company has $616 million in aggregate face amount of 30-year zero coupon senior notes that are convertible into approximately 5.8 million shares of common stock if certain conditions are met. These conditions have never been met (see Note 8). In September 2005, the FASB revised its December 2003 Exposure Draft SFAS No. 128R, “Earnings per Share — an amendment of FASB Statement No. 128” anticipated to be effective for fiscal periods ending after June 15, 2006.  The proposed SFAS No. 128R further addresses contingently convertible debt and several other issues. Unless the Company takes steps to modify certain terms of this debt security, EITF Issue No. 04-08 and proposed SFAS No. 128R (when effective) would result in an increase of approximately 5.8 million shares to diluted shares outstanding to give effect to the contingent issuance of shares. Also, using the if-converted method, net income for the diluted earnings per share calculations would be adjusted for interest expense associated with this debt instrument. EITF Issue No. 04-08 would have been effective beginning with the Company’s 2004 fourth quarter. However, due to the FASB’s delay in issuing SFAS No. 128R and the Company’s intent and ability to settle this debt security in cash versus the issuance of stock, the impact of the additional diluted shares will not be included in the diluted earnings per share calculation until the proposed SFAS No. 128R is effective. When SFAS No. 128R is effective, prior periods’ diluted shares outstanding and diluted earnings per share amounts will be restated to present comparable information. The estimated annual reduction in the Company’s diluted earnings per share would have been approximately $.02 to $.03 per share for total year 2005, 2004 and 2003. Because the impact of this standard is ongoing, the Company’s diluted shares outstanding and diluted earnings per share amounts would be impacted until retirement or modification of certain terms of this debt security.

NOTE 2.  Acquisitions and Divestitures

The Company acquired CUNO on August 2, 2005. The operating results of CUNO are included in the Industrial Business segment.  CUNO is engaged in the design, manufacture and marketing of a comprehensive line of filtration products for the separation, clarification and purification of fluids and gases. 3M and CUNO have complementary sets of filtration technologies and the opportunity to bring an even wider range of filtration solutions to customers around the world. 3M acquired CUNO for approximately $1.36 billion, comprised of $1.27 billion of cash paid (net of cash acquired) and the acquisition of $80 million of debt, most of which has been repaid.

Purchased identifiable intangible assets of $268 million for the CUNO acquisition will be amortized on a straight-line basis over lives ranging from 5 to 20 years (weighted-average life of 15 years). In-process research and development charges from the CUNO acquisition were not material. Pro forma information related to this acquisition is not included because its impact on Company’s consolidated results of operations is not considered to be material.  The preliminary allocation of the purchase price is presented in the table that follows.

2005 CUNO ACQUISITION

Asset (Liability)
(Millions)
Accounts receivable	$96
Inventory	61
Property, plant, and equipment - net	121
Purchased intangible assets	268
Purchased goodwill	992
Other assets	30
Deferred tax liability	(102)
Accounts payable and other current liabilities	(104)
Interest bearing debt	(80)
Other long-term liabilities	(16)

Net assets acquired	$1,266

Supplemental information:
Cash paid	$1,294
Less: Cash acquired	28
Cash paid, net of cash acquired	$1,266

During the year ended December 31, 2005, 3M entered into two immaterial additional business combinations for a total purchase price of $27 million, net of cash acquired.

1) 3M (Electro and Communications Business) purchased certain assets of Siemens Ultrasound division’s flexible circuit manufacturing line, a U.S. operation. The acquired operation produces flexible interconnect circuits that provide electrical connections between components in electronics systems used primarily in the transducers of ultrasound machines.

2) 3M (Display and Graphics Business) purchased certain assets of Mercury Online Solutions Inc., a U.S. operation. The acquired operation provides hardware and software technologies and network management services for digital signage and interactive kiosk networks.

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

The purchase price allocations and the resulting impact on the Consolidated Balance Sheet relating to all 2004 acquisitions follow:

2004 ACTIVITY

		Hornell
		Holding AB		Precision
Asset (Liability)	HighJump	and		Optics, Inc.	Total
(Millions)	Software, Inc.	Subsidiaries	Info-X Inc.	(2004 activity)	Activity
Accounts receivable	$6	$7	$2	$—	$15
Inventories	—	9	—	—	9
Other current assets	1	1	—	—	2
Property, plant and equipment — net	1	6	—	—	7
Purchased intangible assets	18	21	5	(17)	27
Purchased goodwill	52	72	17	(13)	128
Deferred tax asset	3	—	—	—	3
Accounts payable and other current liabilities	(4)	(8)	(2)	—	(14)
Interest bearing debt	—	(38)	—	—	(38)
Deferred revenue	(6)	—	(3)	—	(9)
Other long-term liabilities	(5)	(7)	(2)	—	(14)

Net assets acquired	$66	$63	$17	$(30)	$116

Supplemental information:
Cash paid/(received)	$24	$66	$20	$(30)	$80
Less: Cash acquired	1	3	3	—	7
Cash paid, net of cash acquired	$23	$63	$17	$(30)	$73
Non-cash (3M shares at fair value)	43	—	—	—	43
Net assets acquired	$66	$63	$17	$(30)	$116

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

Purchased identifiable intangible assets for these acquisitions are being amortized on a straight-line basis over lives ranging from 5 to 15 years (weighted-average life of 11.3 years). There were no in-process research and development charges associated with these acquisitions. Pro forma information related to these acquisitions is not included because the impact of these acquisitions, either individually or in the aggregate, on the Company’s consolidated results of operations is not considered to be material.

The purchase price allocations and the resulting impact on the Consolidated Balance Sheet relating to all 2003 acquisitions follow:

2003 ACTIVITY

Asset (Liability) (Millions)	Sumitomo 3M Limited	Precision Optics, Inc. (2003 activity)	Aggregation of Remaining Acquisitions	Total Activity
Accounts receivable	$—	$—	$4	$4
Inventory	9	—	14	23
Other current assets	—	—	1	1
Investments	—	—	(15)	(15)
Property, plant, and equipment — net	—	(3)	29	26
Purchased intangible assets	—	4	8	12
Purchased goodwill	289	8	11	308
Deferred tax asset	37	—	—	37
Accounts payable and other current liabilities	—	4	(6)	(2)
Minority interest liability	139	—	1	140
Other long-term liabilities	(97)	—	2	(95)

Net assets acquired	$377	$13	$49	$439

NOTE 3.  Goodwill and Intangible Assets

Purchased goodwill from acquisitions totaled $1.002 billion in 2005, primarily related to CUNO. None of the goodwill in 2005 and 2004 is deductible for tax purposes. Changes in foreign currency exchange rates impacted both 2005 and 2004 goodwill balances. The goodwill balance by business segment follows:

Goodwill

			2004			2005
	Dec. 31,	2004	translation	Dec. 31,	2005	translation	Dec. 31,
	2003	acquisition	and	2004	acquisition	and	2005
(Millions)	balance	activity	other	balance	activity	other	balance
Health Care	$513	$17	$45	$575	$—	$(66)	$509
Industrial	264	52	29	345	992	(24)	1,313
Display and Graphics	903	(13)	(5)	885	—	(14)	871
Consumer and Office	56	—	3	59	—	(5)	54
Electro and Communications	553	—	13	566	10	(51)	525
Safety, Security and Protection Services	100	72	21	193	—	(21)	172
Transportation	30	—	2	32	—	(3)	29
Total Company	$2,419	$128	$108	$2,655	$1,002	$(184)	$3,473

Acquired Intangible Assets

The carrying amount and accumulated amortization of acquired intangible assets as of December 31 follow:

(Millions)	2005	2004
Patents	$378	$330
Other amortizable intangible assets (primarily tradenames and customer related intangibles)	369	162
Non-amortizable intangible assets (tradenames)	60	69
Total gross carrying amount	$807	$561

Accumulated amortization — patents	(205)	(187)
Accumulated amortization — other	(116)	(97)
Total accumulated amortization	(321)	(284)
Total intangible assets — net	$486	$277

Amortization expense for acquired intangible assets for the years ended December 31 follows:

(Millions)	2005	2004	2003
Amortization expense	$48	$43	$41

Expected amortization expense for acquired intangible assets recorded as of December 31, 2005 follows:

						After
(Millions)	2006	2007	2008	2009	2010	2010
Amortization expense	$50	$44	$42	$40	$40	$210

The preceding expected amortization expense is an estimate. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, changes in foreign currency exchange rates, impairment of intangible assets, accelerated amortization of intangible assets and other events.

NOTE 4.  Supplemental Balance Sheet Information

(Millions)	2005	2004

Other current assets
Product and other insurance receivables	$283	$543
Deferred income taxes	236	212
Prepaid expenses and other	524	519
Total other current assets	$1,043	$1,274

Investments
Available-for-sale (fair value)	$7	$7
Equity-method	77	22
Cash surrender value of life insurance policies, realestate and other (cost, which approximates fair value)	188	198
Total investments	$272	$227

Property, plant and equipment — at cost
Land	$256	$279
Buildings and leasehold improvements	4,717	4,619
Machinery and equipment	10,730	10,876
Construction in progress	331	415
Capital leases	93	101
Gross property, plant and equipment	16,127	16,290
Accumulated depreciation*	(10,534)	(10,579)
Property, plant and equipment — net	$5,593	$5,711

*Includes accumulated depreciation for capital leases of $34 million for 2005 and $34 million for 2004.

Other assets
Product and other insurance receivables	$437	$348
Deferred income taxes	110	132
Other	122	47
Total other assets	$669	$527

Other current liabilities
Accrued trade payables	$455	$359
Employee benefits and withholdings	163	219
Deferred income	237	226
Property and other taxes	198	174
Product and other claims	138	153
Deferred income taxes	9	18
Other	252	306
Total other current liabilities	$1,452	$1,455

(Millions)	2005	2004

Other liabilities
Non-funded pension and postretirement benefits	$710	$737
Employee benefits	595	530
Product and other claims	322	356
Deferred income taxes	1,609	1,284
Minority interest in subsidiaries	311	253
Deferred income	45	55
Capital lease obligations	59	71
Other	215	246
Total other liabilities	$3,866	$3,532

Accounts payable (included as a separate line item in the Consolidated Balance Sheet) includes drafts payable on demand of $56 million at December 31, 2005, and $68 million at December 31, 2004.

NOTE 5.  Supplemental Stockholders’ Equity and Comprehensive Income Information

Common stock ($.01 par value per share) of 3.0 billion shares is authorized, with 944,033,056 shares issued. During the third quarter of 2003, $4 million was transferred within stockholders’ equity from “Capital in excess of par value” to “Common stock” in connection with the two-for-one split of the Company’s common stock. Treasury stock is reported at cost, with 189,494,669 shares at December 31, 2005, 170,514,775 shares at December 31, 2004, and 159,915,696 shares at December 31, 2003. Preferred stock, without par value, of 10 million shares is authorized but unissued.

The components of the ending balances of accumulated other comprehensive income (loss) as of December 31 follow:

Accumulated Other Comprehensive Income (Loss)

				Unrealized	Unrealized
			Minimum	gain (loss)	gain (loss)
		Cumulative	pension	on debt and	on cash flow
		translation	liability	equity	hedging
(Millions)	Total	adjustment	adjustment	securities	instruments
Balance at December 31, 2002	$(2,026)	$(858)	$(1,130)	$1	$(39)

Pre tax amount	370	634	(257)	2	(9)
Tax effect	102	16	84	(1)	3
Net-of-tax amount	472	650	(173)	1	(6)
Balance at December 31, 2003	(1,554)	(208)	(1,303)	2	(45)

Pre tax amount	2,413	483	1,924	—	6
Tax effect	(727)	7	(731)	—	(3)
Net-of-tax amount	1,686	490	1,193	—	3
Balance at December 31, 2004	132	282	(110)	2	(42)

Pre tax amount	(497)	(597)	(28)	2	126
Tax effect	(46)	19	(18)	(1)	(46)
Net-of-tax amount	(543)	(578)	(46)	1	80
Balance at December 31, 2005	$(411)	$(296)	$(156)	$3	$38

The minimum pension liability adjustment is calculated on an annual basis. If the accumulated benefit obligation (ABO) exceeds the fair value of pension assets, the employer must recognize a liability that is at least equal to the unfunded ABO. For the year ended December 31, 2004, the change from a minimum pension liability within accumulated other comprehensive income to a prepaid pension asset increased stockholders’ equity by $1.193 billion (after-tax).

This increase was primarily the result of the assets being in excess of the Accumulated Benefit Obligation for the U.S. qualified plan, which caused the minimum pension liability recorded for the years ended December 31, 2003 and 2002 to be reversed. For the year ended December 31, 2005, the Company remained in a prepaid asset position for its U.S. qualified plan.

Income tax effects for cumulative translation are not significant because no tax provision has been made for the translation of foreign currency financial statements into U.S. dollars. Reclassification adjustments are made to avoid double counting in comprehensive income items that are also recorded as part of net income. Reclassification adjustments (other than for cash flow hedging instruments provided in Note 9 to the Consolidated Financial Statements) were not material.

NOTE 6.  Supplemental Cash Flow Information

(Millions)	2005	2004	2003
Cash income tax payments	$1,277	$1,109	$663
Cash interest payments	79	70	85
Capitalized interest	12	8	9

Individual amounts in the Consolidated Statement of Cash Flows exclude the effects of acquisitions, divestitures and exchange rate impacts, which are presented separately. “Other — net” in the Consolidated Statement of Cash Flows within operating activities includes the 2005 non-cash impact of adopting FIN 47 ($35 million cumulative effect of accounting change).

Transactions related to investing and financing activities with significant non-cash components are as follows:

In 2004, 3M purchased 100 percent of the outstanding common shares of HighJump Software, Inc., for approximately $66 million, which included $23 million of cash paid (net of cash acquired) plus 3M common stock that had a fair market value of $43 million. Refer to Note 2 to the Consolidated Financial Statements for additional details related to assets acquired and liabilities assumed from acquisitions. Dividends declared, but not paid at December 31, 2004, of $34 million were payable to minority interests in consolidated subsidiaries. In 2003, capital lease obligations of approximately $70 million were incurred, primarily related to a lease for a building in the United Kingdom (refer to Note 11 to the Consolidated Financial Statements for more information on capital leases).

NOTE 7.  Income Taxes

Income Before Income Taxes, Minority Interest and Cumulative Effect of Accounting Change

(Millions)	2005	2004	2003
United States	$2,729	$2,192	$1,848
International	2,254	2,363	1,809
Total	$4,983	$4,555	$3,657

Provision for Income Taxes

(Millions)	2005	2004	2003
Currently payable
Federal	$754	$559	$429
State	89	(61)	81
International	704	692	577
Deferred
Federal	140	82	168
State	13	136	(27)
International	(6)	95	(26)
Total	$1,694	$1,503	$1,202

Components of Deferred Tax Assets and Liabilities

(Millions)	2005	2004
Accruals not currently deductible
Employee benefit costs	$163	$157
Product and other claims	167	219
Pension costs	(742)	(530)
Product and other insurance receivables	(250)	(323)
Accelerated depreciation	(601)	(614)
Other	(9)	133
Net deferred tax asset (liability)	$(1,272)	$(958)

Reconciliation of Effective Income Tax Rate

	2005	2004	2003
Statutory U.S. tax rate	35.0%	35.0%	35.0%
State income taxes — net of federal benefit	1.3	1.1	1.0
International income taxes — net	(2.2)	(1.7)	(1.4)
Jobs Act repatriation	1.5	—	—
Foreign export sales benefit	(1.0)	(1.0)	(0.9)
U.S. business credits	(0.4)	(0.4)	(0.5)
All other — net	(0.2)	—	(0.3)
Effective worldwide tax rate	34.0%	33.0%	32.9%

In 2005, the Company recorded $75 million of income tax provision, net of available foreign tax credits, related to the American Jobs Creation Act of 2004 (the “Jobs Act”), which negatively impacted the 2005 effective worldwide tax rate by 1.5%.

The Company made discretionary contributions to its U.S. qualified pension plan of $200 million for the quarter ended December 31, 2005, and $300 million for the quarter ended September 30, 2005. In the quarter ended September 30, 2004, the Company made a special pension contribution to 3M’s Japanese pension plan of $155 million and a discretionary contribution of $300 million to its U.S. qualified pension plan. In the third quarter of 2003, 3M made a discretionary contribution of $600 million to its U.S. qualified pension plan. The current income tax provision includes a benefit for the pension contributions; the deferred tax provision includes a cost for the related temporary difference. Also in 2004, the Company reversed a majority of the minimum pension liability, which was initially recorded in 2002. The change in the 2004 year-end deferred tax balance includes the effect of reversing this minimum pension liability in addition to the annual provision for deferred income tax expense.

Annual tax provisions include amounts considered sufficient to pay assessments that may result from examination of tax returns; however, the amount ultimately paid upon resolution of issues may differ materially from the amount accrued.

As a result of certain employment commitments and capital investments made by 3M, income from manufacturing activities in certain countries is subject to reduced tax rates or, in some cases, is exempt from tax for years through 2012. The income tax benefits attributable to the tax status of these subsidiaries are estimated to be $23 million (3 cents per diluted share) in 2005, $32 million (4 cents per diluted share) in 2004 and $34 million (4 cents per diluted share) in 2003.

The Company has not provided deferred taxes on unremitted earnings attributable to international companies that have been considered to be reinvested indefinitely.  These earnings relate to ongoing operations and were approximately $3.5 billion as of December 31, 2005.  Because of the availability of U.S. foreign tax credits, it is not practicable to determine the income tax liability that would be payable if such earnings were not reinvested.  Deferred taxes are provided for estimated U.S. and foreign incomes taxes, less available tax credits and deductions, which may be incurred on the remittance of the Company’s share of subsidiaries’ undistributed earnings not deemed to be permanently reinvested.

American Jobs Creation Act of 2004:

On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the “Jobs Act”). The Jobs Act provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. In return, the Act also provides for a two-year phase-out of the existing extra-territorial income exclusion (ETI) for foreign sales that was viewed to be inconsistent with international trade protocols by the European Union. Uncertainty remains as to how to interpret numerous provisions in the Jobs Act. At this time, the Company does not expect the net effect of the phase-out of the ETI and the phase-in of this new deduction to materially impact the effective tax rate for 2006.

The Jobs Act created a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. This provided 3M the opportunity to tax effectively repatriate foreign earnings for U.S. qualifying investments specified by 3M’s domestic reinvestment plan. During 2005, the Company completed its evaluation of the repatriation provision and, in the second quarter of 2005, recognized $75 million, net of available foreign tax credits, of related tax liability as a result of its repatriation plan. In 2005, the Company repatriated approximately $1.8 billion of foreign earnings in the United States pursuant to the provisions of the Jobs Act.

NOTE 8.  Long-Term Debt and Short-Term Borrowings

Long-term debt and short-term borrowings as of December 31 consisted of the following (with interest rates as of December 31, 2005):

Long-Term Debt

	Currency/	Effective
	Fixed vs.	Interest	Maturity
(Millions)	Floating	Rate*	Date	2005	2004
Convertible notes	USD Fixed	3.25%	2032	$539	$556
Dealer remarketable securities	USD Fixed	5.65%	2010	350	350
6.375% note	USD Fixed	6.38%	2028	328	328
ESOP debt guarantee	USD Fixed	5.62%	2006-2009	165	202
Floating rate note	USD Floating	4.15%	2041	100	100
Floating rate note	USD Floating	4.14%	2044	62	62
Other borrowings	Various	3.65%	2007-2040	257	134
Medium-term notes	USD Floating	—	2005	—	400
Total long-term debt				$1,801	$2,132
Less: current portion of long-term debt				492	1,405
Long-term debt				$1,309	$727

Short-Term Borrowings and Current Portion of Long-Term Debt

	Effective
(Millions)	Interest Rate*	2005	2004
Current portion of long-term debt	5.25%	$492	$1,405
U.S. dollar commercial paper	4.09%	514	671
Other borrowings	3.32%	66	18
Total short-term borrowings and current portion of long-term debt		$1,072	$2,094

Weighted-Average Effective Interest Rate*

	Total		Excluding ESOP Debt
At December 31	2005	2004	2005	2004
Short-term	4.57%	2.46%	4.54%	2.40%
Long-term	3.38%	3.82%	3.14%	3.30%

* Debt tables reflect the effects of interest rate swaps at December 31; weighted-average effective interest rate table reflects the combined effects of interest rate and currency swaps at December 31.

Maturities of long-term debt for the five years subsequent to December 31, 2005 are as follows (in millions):

2006	2007	2008	2009	2010	Thereafter	Total
$492	$622	$85	$44	$0	$558	$1,801

Long-term debt payments due in 2006 include $350 million of dealer remarketable securities (final maturity 2010) and $62 million of medium-term notes (final maturity 2044). These securities are classified as current portion of long-term debt as the result of put provisions associated with these debt instruments. The next date on which investors can require the Company to repurchase the Convertible Notes is 2007, thus in the above schedule these securities are considered due in 2007 (final maturity 2032).

The ESOP debt is serviced by dividends on stock held by the ESOP and by Company contributions. These contributions are not reported as interest expense, but are reported as an employee benefit expense in the Consolidated Statement of Income. Other borrowings includes debt held by 3M’s international companies and floating rate notes in the United States, with the long-term portion of this debt primarily comprised of U.S. dollar floating rate debt. At December 31, 2005, available short-term committed lines of credit globally totaled about $618 million, of which $101 million was utilized. Debt covenants do not restrict the payment of dividends.

3M has a medium-term notes program and shelf registration that have remaining capacity of approximately $1.438 billion at December 31, 2005. In September 2003, the Company filed a shelf registration statement with the Securities and Exchange Commission relating to the potential offering of debt securities of up to $1.5 billion. This shelf registration became effective in October 2003. In December 2003, the Company established under the shelf a medium-term notes program through which up to $1.5 billion of medium-term notes may be offered. 3M plans to use the net proceeds from issuances of debt securities under this registration for general corporate purposes, including the repayment of debt; investments in or extensions of credit to 3M subsidiaries; or the financing of possible acquisitions or business expansion. At December 31, 2004, $62 million of medium-term notes had been issued under the medium-term notes program. No debt was issued under this program in 2005.

3M may redeem its 30-year zero-coupon senior notes (the “Convertible Notes”) at any time in whole or in part, beginning November 21, 2007, at the accreted conversion price; however, bondholders may convert upon notification of redemption into 9.4602 shares of 3M common stock. Holders of the 30-year zero-coupon senior notes have the option to require 3M to purchase their notes at accreted value on November 21 in the years 2005, 2007, 2012, 2017, 2022 and 2027. In November 2005, 22,506 of the 639,000 in outstanding bonds were redeemed, resulting in a payout from 3M of approximately $20 million. This reduced the Convertible Notes’ face value at maturity to $616 million, which equates to a book value of approximately $539 million at December 31, 2005. As disclosed in a Form 8-K in November 2005, 3M amended the terms of these securities to pay cash at a rate of 2.40% per annum of the principal amount at maturity of the Company’s Convertible Notes, which equates to 2.75% per annum of the notes' accreted value on November 21, 2005. The cash interest payments will be made semiannually in arrears on May 22, 2006, November 22, 2006, May 22, 2007 and November 22, 2007 to holders of record on the 15th calendar day preceding each such interest payment date.

3M originally sold $639 million in aggregate face amount of these “Convertible Notes” on November 15, 2002, which are convertible into shares of 3M common stock. The gross proceeds from the offering, to be used for general corporate purposes, were $550 million ($540 million net of issuance costs). Debt issuance costs were amortized on a straight-line basis over a three-year period beginning in November 2002. On February 14, 2003, 3M registered these Convertible Notes in a registration statement filed with the Securities and Exchange Commission. The terms of the Convertible Notes include a yield to maturity of .50% and an initial conversion premium of 40% over the $65.00 (split-adjusted) closing price of 3M common stock on November 14, 2002. If certain conditions for conversion (relating to the closing common stock prices of 3M exceeding the conversion trigger price for specified periods) are met, holders may convert each of the 30-year zero-coupon senior notes into 9.4602 shares of 3M common stock in any calendar quarter commencing after March 31, 2003. The conversion trigger price for the fourth quarter of 2005 was $120.00 per share. If the conditions for conversion are met, and 3M elects not to settle in cash, the 30-year zero-coupon senior notes will be convertible in the aggregate into approximately 5.8 million shares of 3M common stock. 3M may choose to pay the redemption purchase price in cash and/or common stock; however, if redemption occurs, the Company has the intent and ability to settle this debt security in cash. The conditions for conversion have never been met; accordingly, there has been no impact on 3M’s diluted earnings per share. For a discussion of accounting pronouncements that will affect accounting treatment for the Convertible Note, refer to Note 1 to the Consolidated Financial Statements for discussion of EITF Issue No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” and proposed SFAS No. 128R, “Earnings per Share”.

In December 2005, the Company’s $350 million of dealer remarketable securities were remarketed for one year. They were reissued with a fixed coupon rate of 5.65%. These securities, which are classified as current portion of long-term debt, were issued in December 2000. The remarketable securities can be remarketed annually, at the option of the dealer, for a year each time, with a final maturity date of December 2010.

NOTE 9.  Derivatives and Other Financial Instruments

The Company uses interest rate swaps, currency swaps, and forward and option contracts to manage risks generally associated with foreign exchange rate, interest rate and commodity market volatility. The information that follows explains the various types of derivatives and financial instruments, and includes a table that recaps cash flow hedging amounts.

Foreign Currency Forward and Option Contracts: The Company enters into foreign exchange forward contracts, options and swaps to hedge against the effect of exchange rate fluctuations on cash flows denominated in foreign currencies and certain intercompany financing transactions. These transactions are designated as cash flow hedges. At December 31, 2005, the Company had various open foreign exchange forward and option contracts, the majority of which had maturities of one year or less. The amounts at risk are not material because the Company has the ability to generate offsetting foreign currency cash flows. The settlement or extension of these derivatives will result in reclassifications to earnings in the period during which the hedged transactions affect earnings (from other comprehensive income). The maximum length of time over which 3M is hedging its exposure to the variability in future cash flows for a majority of the forecasted transactions, excluding those forecasted transactions related to the payment of variable interest on existing financial instruments, is 12 months. Based on exchange rates at December 31, 2005, the Company expects to reclassify to earnings over the next 12 months a majority of the cash flow hedging instruments after-tax gain of $38 million (with the impact largely offset by foreign currency cash flows from underlying hedged items).  Hedge ineffectiveness was not material for the years 2005, 2004 and 2003.  Amounts recorded in accumulated other comprehensive income (loss) related to cash flow hedging instruments follow.

Cash flow hedging instruments

	Twelve months ended
Net of Tax	December 31
(Millions)	2005	2004	2003

Beginning balance	$(42)	$(45)	$(39)

Changes in fair value of derivatives	70	(48)	(102)
Net losses reclassified into earnings from equiity	10	51	96
Total activity	80	3	(6)

Ending balance	$38	$(42)	$(45)

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

At December 31, 2005, the Company did not have any interest rate swaps designated as fair value hedges of underlying fixed rate obligations. The fair value of swaps at December 31, 2004 was $3 million. The mark-to-market of these fair value hedges is recorded as gains or losses in interest expense and is offset by the gain or loss on the underlying debt instrument, which also is recorded in interest expense. These fair value hedges are 100% effective and, thus, there is no impact on earnings due to hedge ineffectiveness.

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

Net Investment Hedging: As circumstances warrant, the Company uses foreign currency debt and forwards to hedge portions of the Company’s net investments in foreign operations. For hedges that meet the effectiveness requirements, the net gains or losses are recorded in cumulative translation within other comprehensive income, with any ineffectiveness recorded in cost of sales. The unrealized gain recorded in cumulative translation at December 31, 2005 was $47 million and the unrealized gain at December 31, 2004 was $5 million. At December 31, 2003, this amount was not material. Hedge ineffectiveness was not material in 2005, 2004 and 2003.

Commodity Price Management: The Company manages commodity price risks through negotiated supply contracts, price protection agreements and forward physical contracts. The Company uses commodity price swaps as cash flow hedges of forecasted transactions to manage price volatility. The related mark-to-market gain or loss on qualifying hedges is included in other comprehensive income to the extent effective (typically 100% effective), and reclassified into cost of sales in the period during which the hedged transaction affects earnings. 3M has hedged its exposure to the variability of future cash flows for certain forecasted transactions through 2008. No significant commodity cash flow hedges were discontinued during the years 2005, 2004 and 2003.

Currency Effects: 3M estimates that year-on-year currency effects, including hedging impacts, increased net income by $115 million in 2005, $181 million in 2004, and $73 million in 2003. This estimate includes the effect of translating profits from local currencies into U.S. dollars; the impact of currency fluctuations on the transfer of goods between 3M operations in the United States and abroad; and transaction gains and losses, including derivative instruments designed to reduce foreign currency exchange rate risks. 3M estimates that year-on-year derivative and other transaction gains and losses increased net income by $50 million in 2005 and $48 million in 2004. 3M estimates that year-on-year derivative and other transaction gains and losses decreased net income by $73 million in 2003.

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

Fair value of financial instruments: At December 31, 2005 and 2004, the Company’s financial instruments included cash and cash equivalents, accounts receivable, investments, accounts payable, borrowings, and derivative contracts. The fair values of cash and cash equivalents, accounts receivable, accounts payable, and short-term borrowings and current portion of long-term debt (except the $350 million dealer remarketable security) approximated carrying values because of the short-term nature of these instruments. Available-for-sale investments and derivative contracts are reported at fair values. Fair values for investments held at cost are not readily available, but are estimated to approximate fair value. The carrying amounts and estimated fair values of other financial instruments based on third-party quotes as of December 31 follow:

Financial Instruments’ Carrying Amounts and Estimated Fair Values

	2005		2004
	Carrying	Fair	Carrying	Fair
(Millions)	Amount	Value	Amount	Value
Dealer remarketable securities	$350	$352	$350	$374
Convertible note	539	549	556	577
Long-term debt (excluding Convertible note in 2005)	770	816	727	768

NOTE 10.  Pension and Postretirement Benefit Plans

3M has various company-sponsored retirement plans covering substantially all U.S. employees and many employees outside the United States. Pension benefits associated with these plans generally are based on each participant’s years of service, compensation, and age at retirement or termination. In addition to providing pension benefits, the Company provides certain postretirement health care and life insurance benefits for substantially all of its U.S. employees who reach retirement age while employed by the Company. Most international employees and retirees are covered by government health care programs. The cost of company-provided postretirement health care plans for international employees is not material and is combined with U.S. amounts.

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

In 2004, the Company’s U.S. plan measurement date was changed from September 30 to December 31. Information presented in the tables for U.S. plans for 2005 and 2004 reflects a measurement date of December 31, and for 2003 a measurement date of September 30. The primary reasons for this change include consistency between the U.S. and international measurement dates, the increased clarity that results from having the same measurement and balance sheet dates, and administrative simplification. This change did not have a material impact on the determination of periodic pension cost or pension obligations.

The Company completed the acquisition of CUNO during the third quarter of 2005. CUNO has several U.S. plans and an international pension plan. The U.S. plans had a combined projected benefit obligation of $53 million and plan assets of $42 million as of August 1, 2005. The international pension plan had a projected benefit obligation of $13 million and plan assets of $10 million as of August 1, 2005. These plans are included in the balances of the appropriate U.S. and International categories in the tables that follow.

The following is a summary of the funded status of the plans as of December 31:

	Qualified and Non-qualified Pension Benefits
	United States		International
(Millions)	2005	2004	2005	2004

Projected benefit obligation	$10,052	$8,949	$3,884	$3,896
Accumulated benefit obligation	9,410	8,331	3,306	3,375
Plan assets	9,285	8,422	3,340	3,305
Funded status	(767)	(527)	(544)	(591)

Certain international pension plans were underfunded as of December 31, 2005 and 2004. The accumulated benefit obligations of these plans were $807 million in 2005 and $1.378 billion in 2004. The assets of these plans were $544 million in 2005 and $1.073 billion in 2004. The net underfunded amounts are included in current and other liabilities on the Consolidated Balance Sheet.

Following is a reconciliation of the beginning and ending balances of the benefit obligation and the fair value of plan assets as of December 31:

	Qualified and Non-qualified				Postretirement
	Pension Benefits				Benefits
	United States		International
(Millions)	2005	2004	2005	2004	2005	2004

Reconciliation of projected benefit obligation
Beginning balance	$8,949	$8,270	$3,896	$3,350	$1,792	$1,712
Acquisitions	53	—	13	—	—	—
Service cost	177	164	102	101	53	52
Interest cost	502	483	176	166	101	100
Participant contributions	—	—	9	10	35	34
Foreign exchange rate changes	—	—	(388)	273	2	5
Plan amendments	—	3	—	(16)	(78)	—
Actuarial (gain) loss	876	618	363	187	167	74
Benefit payments	(512)	(613)	(137)	(118)	(154)	(185)
Settlements, curtailments, special termination benefits and other	7	24	(150)	(57)	—	—
Ending balance	$10,052	$8,949	$3,884	$3,896	$1,918	$1,792

Reconciliation of plan assets at fair value
Beginning balance	8,422	7,094	3,305	2,731	1,133	877
Acquisitions	42	—	10	—	—	—
Actual return on plan assets	807	1,616	435	230	91	209
Company contributions	526	325	128	271	134	198
Participant contributions	—	—	9	11	35	34
Foreign exchange rate changes	—	—	(324)	237	—	—
Benefit payments	(512)	(613)	(147)	(118)	(154)	(185)
Settlements, curtailments, special termination benefits and other	—	—	(76)	(57)	—	—
Ending balance	$9,285	$8,422	$3,340	$3,305	$1,239	$1,133

For the 12 months ended December 31, 2004, U.S. qualified and non-qualified pension benefit payments totaled $494 million, U.S. Company contributions totaled $320 million, postretirement benefit payments totaled $145 million and postretirement Company contributions totaled $168 million. Due to the U.S. plan measurement date change in 2004, the 2004 numbers for these items in the table above represent 15 months of activity.

	Qualified and Non-qualified				Postretirement
	Pension Benefits				Benefits
	United States		International
(Millions)	2005	2004	2005	2004	2005	2004
Funded status of plans
Plan assets at fair value less than benefit obligation	$(767)	$(527)	$(544)	$(591)	$(679)	$(659)
Unrecognized transition (asset) obligation	—	—	6	11	—	—
Unrecognized prior service cost (benefit)	76	89	(69)	(83)	(231)	(193)
Unrecognized net actuarial (gain) loss	2,676	2,121	954	1,023	1,005	919
Net amount recognized	$1,985	$1,683	$347	$360	$95	$67

Amounts recognized in the Consolidated Balance Sheet as of December 31
Prepaid benefit cost	$2,171	$1,851	$529	$559	$181	$143
Accrued liabilities	(354)	(309)	(292)	(388)	(86)	(76)
Intangible assets	5	6	19	32	—	—
Accumulated other comprehensive income — pre-tax	163	135	91	157	—	—
Net amount recognized	$1,985	$1,683	$347	$360	$95	$67

Components of net periodic benefit cost and other supplemental information for the year ended December 31 follow:

Benefit Plan Information

	Qualified and Non-qualified Pension Benefits						Postretirement Benefits
	United States			International
(Millions)	2005	2004	2003	2005	2004	2003	2005	2004	2003

Service cost	$177	$164	$148	$102	$101	$100	$53	$52	$47
Interest cost	502	483	474	177	166	145	101	100	96
Expected return on plan assets	(665)	(627)	(621)	(217)	(202)	(179)	(93)	(87)	(78)
Amortization of transition (asset) obligation	—	—	—	4	5	3	—	—	—
Amortization of prior service cost (benefit)	13	14	14	(3)	(2)	2	(39)	(39)	(32)
Recognized net actuarial (gain) loss	179	159	30	58	43	28	84	84	55
Net periodic benefit cost	$206	$193	$45	$121	$111	$99	$106	$110	$88

Settlements, curtailments, special termination benefits and other	6	21	24	(2)	—	—	—	—	—
Net periodic benefit cost after settlements, curtailments, special termination benefits and other	$212	$214	$69	$119	$111	$99	$106	$110	$88

	Qualified and Non-qualified						Postretirement
	Pension Benefits						Pension Benefits
Weighted average assumptions used	United States			International
to determine benefit obligations	2005	2004	2003	2005	2004	2003	2005	2004	2003

Discount rate	5.50%	5.75%	6.00%	4.50%	4.88%	4.95%	5.50%	5.75%	6.00%
Compensation rate increase	4.30%	4.30%	4.30%	3.52%	3.55%	3.46%	4.30%	4.30%	4.30%

Weighted average assumptions used
to determine net cost for years ended	2005	2004	2003	2005	2004	2003	2005	2004	2003

Discount rate	5.75%	6.00%	6.75%	4.88%	4.95%	4.78%	5.75%	6.00%	6.75%
Expected return on assets	8.75%	9.00%	9.00%	7.08%	7.09%	7.27%	8.60%	9.39%	9.42%
Compensation rate increase	4.30%	4.30%	4.60%	3.55%	3.46%	3.58%	4.30%	4.30%	4.60%

As of December 31, 2005, the Company converted to the RP (Retirement Plans) 2000 Mortality Table for calculating the year-end 2005 U.S. pension and postretirement obligations and 2006 expense. The impact of this change increased the year-end 2005 U.S. Projected Benefit Obligations for pension by $385 million, the year-end 2005 U.S. Accumulated Benefit Obligations for pension by $349 million and the 2005 U.S. Accumulated Postretirement Benefit Obligation by $93 million.  This change will also increase pension expenses for 2006 by $64 million and postretirement expenses by $17 million.

Assumed health care trend rates	2005	2004

Health care cost trend rate used to determine expense	9.0%	10.0%
Rate that the cost trend rate is assumed to decline to (ultimate trend rate)	5.0%	5.0%
Years to Ultimate Trend Rate	4	5

The Company reviews external data and its own historical trends for health care costs to determine the health care trend rates for the postretirement medical plans. In 2006, the assumed health care trend rate will continue on the current trend to a rate of 8.0% declining to an ultimate trend rate of 5.0% in 3 years.  Assumed health care trend rates have a significant effect on the amounts reported for the health care plans. A one percentage point change in assumed health cost trend rates would have the following effects:

Health Care Cost

	One Percentage	One Percentage
(Millions)	Point Increase	Point Decrease
Effect on total of service and interest cost	$22	$(18)
Effect on postretirement benefit obligation	235	(196)

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

For the U.S. pension plan, the Company’s assumption for the expected return on plan assets was 8.75% in 2005. Projected returns are based primarily on broad, publicly traded equity and fixed-income indices and forward-looking estimates of active investment management. The Company’s expected long-term rate of return on U.S. plan assets is based on an asset allocation assumption of 44% U.S. and 15% international equities, with an expected long-term rate of return of 7.8% for both U.S. and international equities; 13% private equities with an expected long-term rate of return of 12.8%; 28% fixed-income securities with an expected long-term rate of return of 4.5%; and an additional rate of return of 1.3% from active investment management. These assumptions result in an 8.75% expected rate of return on an annualized basis. The plan assets earned a rate of return in excess of 10%, 13% and 18% in 2005, 2004 and 2003, respectively. The average annual actual return on the plan assets over the past 10 and 25 years has been 10.2% and 12.2%, respectively.

The U.S. plan’s asset allocation by asset category as of plan measurement dates follows:

		Percentage
	Target	of Plan Assets
Asset Category	Allocation	2005	2004
U.S. qualified pension plan
Domestic equity	44%	46%	46%
International equity	15	14	17
Fixed income	28	29	27
Private equity	13	9	9
Cash	—	2	1
Total	100%	100%	100%
Postretirement benefits measurement
Domestic equity	78%	77%	79%
International equity	2	2	3
Fixed income	11	11	10
Private equity	8	9	8
Cash	1	1	—
Total	100%	100%	100%

While the target asset allocations do not have a percentage allocated to cash, the plans will always have some cash due to cash flows. The postretirement allocation shown above represents a weighted-average allocation for U.S. plans.

The international plans’ weighted-average asset allocation as of plan measurement dates follows:

	Percent of Plan Assets
Asset Category	2005	2004
International pension plans
Domestic equity	22%	30%
Foreign equity	33	23
Real estate	3	2
Domestic fixed income	15	15
Foreign fixed income	9	9
Insurance	15	19
Cash	1	2
Other	2	—
Total	100%	100%

The preceding asset allocations for international plans represent the top six countries by projected benefit obligation. These countries represent approximately 90% of the total projected international benefit obligation. The other countries’ asset allocations would not have a significant impact on the information presented.

In 2005, the Company made discretionary contributions totaling $500 million to its U.S. qualified pension plan, with $200 million contributed in the fourth quarter of 2005, and $300 million contributed in the third quarter of 2005. In the third quarter of 2005, the Company also transferred a portion of its Sumitomo 3M Japanese pension liabilities and assets to the government, as allowed by a Japanese government program. This program allowed 3M to transfer $145 million in pension liabilities and $74 million in pension assets to the Japanese government.  The company remeasured its projected benefit obligation and plan assets as of August 15, 2005, to include the effect of this transfer. As a result of the remeasurement, the Company recognized a gain of $8 million. The gain partially offsets the 2005 net periodic benefit cost.

In 2006, the Company expects to contribute an amount in the range of $100 million to $400 million to its U.S. and international pension plans, and approximately $100 million to its post-retirement plans. The Company does not have a required minimum pension contribution obligation for its U.S. plans in 2006. Therefore, the amount of the anticipated discretionary contribution could vary significantly depending on the U.S. plans funding status as of the 2006 measurement date and the anticipated tax deductibility of the contribution.

The following estimated benefit payments are payable from the plans to participants:

	Qualified and Non-qualified		Postretirement	Medicare Subsidy
	Pension Benefits		Benefits	Receipts
(Millions)	United States	International

2006 Benefit Payments	$519	$138	$124	$11
2007 Benefit Payments	532	144	132	13
2008 Benefit Payments	546	155	138	14
2009 Benefit Payments	560	168	143	16
2010 Benefit Payments	575	181	146	17
Following five years	3,114	1,110	779	106

NOTE 11.  Commitments and Contingencies

Capital and Operating Leases:

Rental expense under operating leases was $195 million in 2005, $181 million in 2004 and $162 million in 2003. It is 3M’s practice to secure renewal rights for leases, thereby giving 3M the right, but not the obligation, to maintain a presence in a leased facility. 3M’s primary capital lease, which became effective in April 2003, involves a building in the United Kingdom (with a lease term of 22 years). During the second quarter of 2003, 3M recorded a capital lease asset and obligation of approximately 33.5 million United Kingdom pounds (approximately $58 million at December 31, 2005 exchange rates). Minimum lease payments under capital and operating leases with non-cancelable terms in excess of one year as of December 31, 2005, were as follows:

	Capital	Operating
(Millions)	Leases	Leases
2006	$5	$79
2007	4	61
2008	4	46
2009	4	27
2010	4	21
After 2010	50	128
Total	71	$362
Less: Amounts representing interest	10
Present value of future minimum lease payments	61
Less: Current obligations under capital leases	2
Long-term obligations under capital leases	$59

Warranties/Guarantees:

3M’s accrued product warranty liabilities, recorded on the Consolidated Balance Sheet as part of current and long-term liabilities, are estimated at approximately $22 million. 3M does not consider this amount to be material. The fair value of 3M guarantees of loans with third parties and other guarantee arrangements are not material.

Related Party Activity:

Purchases from related parties (largely related to companies in which 3M has an equity interest) totaled approximately $141 million in 2005 ($124 million in 2004 and $113 million in 2003). Receivables due from related parties (largely related to receivables from employees for relocation and other ordinary business expense advances) totaled approximately $37 million in 2005 ($34 million in 2004 and $44 million in 2003). 3M sales to related parties totaled approximately $5 million in 2005 ($91 million in 2004 and $96 million in 2003). Indebtedness to 3M from related parties was not material in 2005, 2004 and 2003.

Legal Proceedings:

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

Antitrust Litigation

As previously reported, LePage’s Inc., a transparent tape competitor of 3M, filed a lawsuit against the Company in June 1997 alleging that certain marketing practices of the Company constituted unlawful monopolization under the antitrust laws. Following the entry of a verdict in LePage’s favor and appellate rulings sustaining that verdict, direct and indirect tape purchasers filed a number of purported class actions and individual actions against the Company in various state and federal courts. These cases allege that the Company competed unfairly and unlawfully monopolized alleged markets for transparent tape, and they seek injunctive relief and to recover on behalf of variously defined classes of direct and indirect purchasers damages in the form of price overcharges the Company allegedly charged for these products.

Indirect Purchaser Antitrust Litigation — In December 2005, the federal court in California granted preliminary approval of the previously disclosed settlement agreement of twelve tape-related class actions brought on behalf of indirect purchasers who did not purchase tape for resale. The final approval hearing is currently scheduled for April 2006. The Company also entered into an agreement in the fourth quarter of 2005 to resolve two other cases involving indirect purchases not for resale originally brought as class actions in state courts in Massachusetts and Florida. The complaints in those cases were amended to reflect the same products as those in the California federal class action and will be dismissed and the settlement agreement will be effective once the settlement of the twelve class actions is given final court approval and after securing state court approval where necessary.

Direct Purchaser Antitrust Litigation — In November 2005, the Company agreed to settle three of the four pending direct purchaser transparent tape antitrust cases— two individual actions and a purported class action on behalf of direct purchasers of both 3M branded and private label tape.  If the settlement agreement executed by the parties to the purported class action receives federal court approval and all conditions in the agreement are satisfied, the settlement will terminate the purported class action and release the claims of the affected putative class members nationwide. The settlements of the two individual actions are subject to the parties signing a settlement agreement but are not conditioned on court approval. The proposed class action settlement does not affect the certified class action brought by direct purchasers of 3M transparent and invisible tape (but not private label tape) that is pending in a federal court in Pennsylvania and does not constitute any admission of liability by the Company. The court has scheduled trial of that action to commence in late spring of this year.

Breast Implant Litigation

The Company and certain other companies were named as defendants in past years in numerous claims and lawsuits alleging damages for personal injuries of various types resulting from breast implants formerly manufactured by the Company or a related company. The vast majority of claims against the Company have been resolved. The Company does not consider its remaining probable liability to be material.  Information concerning the associated insurance receivable and legal proceedings related to it follows in the paragraph entitled Breast Implant Insurance Receivables.

Respirator Mask/Asbestos Litigation

For more than 25 years, the Company has defended and resolved the claims of over 370,000 individual claimants alleging injuries from occupational dust exposures. As of December 31, 2005, the Company is a named defendant, with multiple co-defendants, in numerous lawsuits in various courts that purport to represent approximately 48,600 individual claimants, a decrease from the approximately 76,600 individual claimants with actions pending at December 31, 2004.

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

In many of these lawsuits and claims, the Company is named as a defendant with multiple co-defendants where no product the Company manufactured is identified or where the Company is ultimately determined not to have manufactured the products identified by the plaintiffs. The Company’s vigorous defense of this litigation has resulted in: (i) dismissals of many lawsuits without any payment by the Company; (ii) an average settlement value of less than $1,000 per claimant for all of the claims and lawsuits that the Company has resolved, including those dismissed without payment; and (iii) jury verdicts for the Company in six of the seven cases tried to verdict (such trials occurred in 1999, 2000, 2003 and 2004), and an appellate reversal in 2005 of the one jury verdict adverse to the Company.

Plaintiffs have asserted specific dollar claims for damages in approximately 59% of the 9,685 lawsuits that were pending against the Company at the end of 2005 in all jurisdictions. A majority of states restrict or prohibit specifying damages in tort cases such as these, and most of the remaining jurisdictions do not require such specification. In those cases in which plaintiffs choose to assert specific dollar amounts in their complaints, brought in states that permit such pleading, the amounts claimed are typically not meaningful as an indicator of the Company’s potential liability.  This is because (a) the amounts claimed typically bear no relation to the extent of the plaintiff’s injury, if any; (b) the complaints nearly always assert claims against multiple defendants, with the typical complaint asserting claims against an average of 75 different defendants, the damages alleged are not attributed to individual defendants, and a defendant’s share of liability may turn on the law of joint and several liability, which can vary by state, and by the amount of fault a jury allocates to each defendant if a case is ultimately tried before a jury; (c) many cases are filed against the Company even though the plaintiffs did not use any of the Company’s products and, ultimately, are withdrawn or dismissed without any payment; and (d) many cases are brought on behalf of plaintiffs who have not suffered any medical injury, and, ultimately, are resolved without any payment or a payment that is a small fraction of the damages initially claimed. Of the 5,741 pending cases in which purported damage amounts are specified in the complaints, six cases involve claims of an unstated amount and also allege punitive damage claims of $1 million; 4,098 cases involve claims of $100,000 or less (five of these cases also allege punitive damages of $10,000, and one alleges punitive damages of $75,000), 229 cases involve claims between $100,000 and $3 million (83 of these cases also each allege punitive damages of $250,000, one of them also alleges punitive damages of $1 million, 45 of them also each allege punitive damages of $1.5 million, and 76 of them each allege punitive damages of $2.5 million), 31 cases involve claims of $7.5 million, one case has claims of $8.65 million, 1,352 cases involve claims of $10 million (one of these cases also alleges punitive damages of $350,000, one of them also alleges $15 million in punitive damages, and 1,285 of them also allege an equal amount in punitive damages), 19 cases involve claims of $15 million (2 of these cases also each allege an equal amount in punitive damages), three cases involve claims of $20 million (all of which also allege an equal amount in punitive damages), and two cases involve claims of $50 million (one of which also alleges punitive damages of $50 million). Some complaints allege that the compensatory and punitive damages are at least the amounts specified.  As previously stated, the Company has more than 25 years of experience in defending litigation of this type, has resolved the claims of over 370,000 individuals with a cumulative average settlement amount of less than $1,000 per claimant, and based on this experience and for the other reasons cited, believes that the damage amounts specified in complaints are not a meaningful factor in any assessment of the Company’s potential liability.

As previously reported, the State of West Virginia, through its Attorney General, filed a complaint in 2003 against the Company and two other manufacturers of respiratory protection products in the Circuit Court of Lincoln County, West Virginia. The complaint seeks substantial, but unspecified, compensatory damages primarily for reimbursement of the costs allegedly incurred by the State for worker’s compensation and healthcare benefits provided to more than 20,000 current or former miners allegedly suffering from silicosis and/or coal miner’s pneumoconiosis (“Black Lung disease”) and unspecified punitive damages. In October 2005, the State of West Virginia filed an amended complaint seeking reimbursement of the costs allegedly incurred by the State for worker’s compensation and healthcare benefits provided to all workers with occupational pneumoconiosis in all professions, not just to coal miners as the original complaint alleged.

Employment Litigation

As previously reported, one current and one former employee of the Company filed a purported class action in the District Court of Ramsey County, Minnesota in December 2004, seeking to represent a class of all current and certain former salaried employees employed by 3M in Minnesota below a certain salary grade who were age 46 or older at any time during the applicable period to be determined by the Court. The complaint alleges the plaintiffs suffered various forms of employment discrimination on the basis of age in violation of the Minnesota Human Rights Act and seeks injunctive relief, unspecified compensatory (up to triple actual damages) and punitive damages in excess of $50,000, including back and front pay and attorneys’ fees.  In January 2006, the plaintiffs filed a motion to join four additional plaintiffs.

A similar age discrimination purported class action was filed against the Company in November 2005 in the Superior Court of Essex County, New Jersey on behalf of a class of New Jersey-based employees of the Company. The Company removed this case to the United States District Court for the District of New Jersey. In addition, three former employees filed age discrimination charges against the Company with the U.S. Equal Employment Opportunity Commission and the pertinent state agencies in Texas, Minnesota and California, during 2005. Such filings include allegations that the release of claims signed by certain former employees in the purported class defined in the charges is invalid for various reasons. The same law firm represents the plaintiffs and claimants in each of these proceedings.

Environmental Matters and Litigation

The Company’s operations are subject to environmental laws and regulations including those pertaining to air emissions, wastewater discharges, toxic substances, and the handling and disposal of solid and hazardous wastes enforceable by national, state and local authorities around the world, and private parties in the United States and abroad. These laws and regulations provide, under certain circumstances, a basis for the remediation of contamination and for personal injury and property damage claims. The Company has incurred, and will continue to incur, costs and capital expenditures in complying with these laws and regulations, defending personal injury and property damage claims, and modifying its business operations in light of its environmental responsibilities. In its effort to satisfy its environmental responsibilities and comply with environmental laws and regulations, the Company has established, and periodically updates, policies relating to environmental standards of performance for its operations worldwide.

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

Regulatory Activities: As previously reported, the Company has been voluntarily cooperating with ongoing reviews by local, state, national (primarily the U.S. Environmental Protection Agency (EPA)), and international agencies of possible environmental and health effects of perfluorooctanyl compounds (perflurooctanoic acid or “PFOA” and perfluorooctane sulfonate or “PFOS”). As a result of its phase-out decision in May 2000, the Company no longer manufactures perfluorooctanyl compounds except that a subsidiary recovers and recycles PFOA for internal use in production processes.

In January, 2006, the EPA announced a voluntary initiative under which eight companies, including the Company and its subsidiary referenced above, would commit to reduce emissions and product content of PFOA by 95% by 2010 over levels in 2000, and to commit to working toward the elimination of PFOA from emissions and products by 2015. The Company having decided to phase out of perfluorooctanyl chemistry in 2000 is well positioned to comply with these objectives.

In January 2005, the EPA issued a draft risk assessment for PFOA and submitted it for review to the EPA Science Advisory Board. The EPA document expresses the EPA’s preliminary assessment in terms of the margin of exposure between the levels of that compound that cause adverse health effects in laboratory animals and the levels found in human blood sera in the U.S. population. A panel convened by the Science Advisory Board issued a draft report in June 2005 and a revised draft in January 2006. The Science Board has conditionally approved the revised draft of the panel, which among other things recommended that EPA classify PFOA under the EPA's hazard descriptor of "likely to be carcinogenic to humans." The selection by the panel of this descriptor was based upon the conclusion of some panel members that data from two studies show that PFOA is a multisite carcinogen in rats. The Company disagrees with this classification since the panel did not consider other important data. A final report is expected to be prepared and submitted to the EPA, which in turn will make a final risk assessment based on the report and additional data not considered by the Science Advisory Board. In January 2006, the EPA stated that to date it "is not aware of any studies specifically relating current levels of PFOA exposure to human health effects.”

The EPA signed a Memorandum of Understanding with the Company and Dyneon LLC, a subsidiary of the Company, in October 2004, under which the Company is monitoring the potential presence of PFOA at and around the

Company’s manufacturing facility in Decatur, Alabama. Activities are in progress pursuant to this Memorandum of Understanding.

Regulatory activities concerning PFOA and/or PFOS continue in Europe and elsewhere, and before certain international bodies. These activities include gathering of exposure and use information, risk assessment, and consideration of regulatory approaches, including a proposal now pending before the European Union Parliament to implement a marketing and use directive to regulate PFOS.

The Company has been cooperating with the process to review whether PFOS meets the criteria under the Protocol for Persistent Organic Pollutants (“POPs Protocol”). This Protocol is part of an international treaty known as the Convention on Long-Range Transboundary Air Pollution (LRTAP). In December of 2005, the Executive Body comprised of parties to the Protocol decided that the record generated under the Protocol review process was sufficient to determine that PFOS qualifies as a “POP” and that the review process should now proceed to a “Track B” review focused on the economic impacts and other aspects of adding PFOS to the Protocol. The United States, which has signed but not yet ratified this Protocol, indicated its disagreement with the Executive Body decision. PFOS also has been nominated for addition to another international treaty focused on POPs known as the Stockholm Convention. A process to prepare a risk profile for PFOS is now proceeding under that Convention.

The Company and state agencies tested groundwater in 2004 and 2005 beneath three former waste disposal sites in Washington County, Minnesota, used many years ago by companies with which the Company contracted to dispose of waste containing perfluorooctanyl compounds. The test results show that water from certain municipal wells in Oakdale, Minnesota near two of the former disposal sites and some private wells in that vicinity in Lake Elmo, Minnesota contain low levels of PFOS and PFOA. The Minnesota Pollution Control Agency is providing carbon filters for a small number of private wells in Lake Elmo measuring above a level established by the Minnesota Department of Health.  No perfluorooctanyl compounds have been detected in wells in the vicinity of the third former disposal site in Washington County. The Company has provided the test results from these private and municipal wells in Lake Elmo and Oakdale to the EPA.  On its own initiative, the Company proposed and has reached an agreement with the City of Oakdale under which the Company will at its own expense construct, operate and maintain for at least five years a granular activated carbon water treatment system to treat one or more of Oakdale’s municipal wells. The Company donated several acres of land to the city of Lake Elmo, Minnesota for a water tower and granted the City approximately $3.3 million that the City will use to expand municipal water service to neighborhoods that include a small number of private wells in which levels of PFOS and PFOA have been detected.

The Company markets its newly reformulated Scotchgard™ products (that replace the formulations from which the Company began its phase-out in 2000), pursuant to a consent agreement with the EPA that requires extensive health and environmental effects testing of the base chemistry underlying such products, most of which has been completed. The EPA has not yet issued the anticipated hazard assessment of that health and environmental effects testing for the reformulated Scotchgard™ products.

The Company cannot predict what regulatory actions arising from the foregoing proceedings and activities, if any, may be taken regarding such compounds or the consequences of any such actions.

Litigation: A former employee filed a purported class action lawsuit in 2002 in the Circuit Court of Morgan County, Alabama involving perfluorooctanyl chemistry. The lawsuit seeks unstated compensatory and punitive damages and alleges that the plaintiffs suffered fear, increased risk, sub clinical injuries and property damage from exposure to perfluorooctanyl chemistry at or near the Company’s Decatur, Alabama, manufacturing facility. The complaint also alleges that the Company acted improperly with respect to disclosures to workers concerning such chemistry.  The Circuit Court in 2005 granted the Company’s motion to dismiss the named plaintiff’s personal injury-related claims on the basis that such claims are barred by the exclusivity provisions of the state’s Workers Compensation Act.  Also in 2005, the judge in a second purported class action lawsuit (filed by three residents of Morgan County, Alabama seeking unstated compensatory and punitive damages involving alleged damage to their property from emissions of perfluorooctanyl compounds from the Company’s Decatur, Alabama, manufacturing facility that formerly produced those compounds) granted the Company’s motion to abate the case, effectively putting the case on hold pending the resolution of class certification issues in the action described above filed in the same court in 2002.

Six residents of Washington County, Minnesota, filed in October 2004 a purported class action in the District Court of Washington County on behalf of Washington county residents whose property has allegedly been harmed and who have allegedly suffered personal injury from alleged emissions from the former perfluorooctanyl production facility at Cottage Grove, Minnesota.  The lawsuit seeks unspecified damages in excess of $50,000 per plaintiff and class member. After the District Court granted the Company’s motion to dismiss the claims for medical monitoring and public nuisance in April 2005, the plaintiffs filed an amended complaint adding additional allegations involving other perfluoronated compounds manufactured by the Company, alleging additional legal theories in support of their claims, and seeking relief based on alleged contamination of the City of Oakdale municipal water supply and certain private wells in the vicinity of Lake Elmo, Minnesota. Pretrial proceedings are in progress and a hearing on plaintiffs’ motion to certify the action as a class action has been scheduled by the court for the fall of 2006.

Several hundred plaintiffs who claim to have lived in the vicinity of the ACME Barrel Company’s storage drum reconditioning facility in Chicago, Illinois, filed a lawsuit in the third quarter of 2003 in the Circuit Court of Cook County, Illinois, against 3M and a number of other companies that allegedly were customers of ACME Barrel. The complaint seeks unspecified damages for personal injuries allegedly caused by the plaintiffs’ exposure to chemicals migrating from ACME Barrel’s drum reconditioning operations. The plaintiffs also assert that a class should be certified on behalf of all persons similarly situated. A separate wrongful death lawsuit was filed in the Circuit Court of Cook County, Illinois, against 3M and a number of other companies on behalf of the estate and family of a person who worked at the Cook County Juvenile Detention Center in the vicinity of the ACME Barrel facility. The lawsuit alleges unspecified damages from personal injuries and death allegedly caused by exposure to chemicals migrating from ACME Barrel’s drum reconditioning operations.

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

Because litigation is subject to inherent uncertainties, and unfavorable rulings or developments could occur, there can be no certainty that the Company may not ultimately incur charges in excess of presently recorded liabilities. A future adverse ruling, settlement, or unfavorable development could result in future charges that could have a material adverse effect on the Company’s results of operations or cash flows in the period in which they are recorded. The Company currently believes that such future charges, if any, would not have a material adverse effect on the consolidated financial position of the Company, taking into account its significant available insurance coverage. Based on experience and developments, the Company periodically reexamines its estimates of probable liabilities and associated expenses and receivables, and whether it is able to estimate a liability previously determined to be not estimable and/or not probable. Where appropriate, the Company makes additions to or adjustments of its estimated liabilities. As a result, the current estimates of the potential impact on the Company’s consolidated financial position, results of operations and cash flows for the legal proceedings and claims pending against the Company could change in the future.

The Company estimates insurance receivables based on an analysis of its numerous policies, including their exclusions, pertinent case law interpreting comparable policies, its experience with similar claims, and assessment of the nature of the claim, and records an amount it has concluded is likely to be recovered.

The following table shows the major categories of ongoing claims for which the Company has been able to estimate its probable liability and for which the Company has taken reserves and the related insurance receivables:

At December 31
(Millions)	2005	2004	2003

Breast implant liabilities	$7	$11	$13
Breast implant receivables	130	278	338

Respirator mask/asbestos liabilities	210	248	289
Respirator mask/asbestos receivables	447	464	448

Environmental remediation liabilities	30	39	41
Environmental remediation receivables	15	16	16

For those significant pending legal proceedings that do not appear in the table and that are not the subject of pending settlement agreements, the Company has determined that liability is not probable or the amount of the liability is not estimable, or both, and the Company is unable to estimate the possible loss or range of loss at this time. The amounts in the preceding table with respect to breast implant and environmental remediation represent the Company’s best estimate of the respective liabilities. The Company has recorded liabilities with respect to the two pending transparent tape antitrust class action settlements.

Breast Implant Insurance Receivables:  As of December 31, 2005, the Company had receivables for insurance recoveries related to the breast implant matter of $130 million, representing amounts covered by the Minnesota Supreme Court’s ruling of August 2003 but yet to be received and other amounts that have been claimed from various reinsurers, the Minnesota Insurance Guaranty Association, and the estates of certain insolvent insurance carriers.  The Company received about $92 million in the fourth quarter of 2005 (bringing total recoveries in 2005 to $148 million), offsetting a portion of the previously recorded receivable, pursuant to settlements with seven insurers and one reinsurer that were consistent with the Company’s overall expectation of recovery as a result of the Minnesota Supreme Court ruling. With these recent settlements and the previously disclosed settlements, 17 of the 29 insurers have withdrawn from the pending proceedings and have settled the Company’s claims under the Minnesota Supreme Court decision. Various factors could affect the timing and amount of recovery of the balance of the Company’s insurance receivables, including (i) additional delays in or avoidance of payment by insurers; (ii) the extent to which insurers may become insolvent in the future, and (iii) the outcome of the pending legal proceedings involving the insurers.

Respirator Mask/Asbestos Liabilities and Insurance Receivables: The Company estimates its respirator mask/asbestos liabilities, including the cost to resolve the claim and defense costs, by examining: (i) the Company’s experience in resolving claims, (ii) apparent trends, (iii) the apparent quality of claims (e.g., the Company believes many of the claims have been asserted on behalf of asymptomatic claimants), (iv) changes in the nature and mix of claims (e.g., the proportion of claims asserting usage of the Company’s mask or respirator products and alleging exposure to each of asbestos, silica or other occupational dusts, and claims pleading use of asbestos-containing products allegedly manufactured by the Company), (v) the number of current claims and a projection of the number of future asbestos and other claims that may be filed against the Company, (vi) the cost to resolve recently settled claims, and (vii) an estimate of the cost to resolve and defend against current and future claims. Because of the inherent difficulty in projecting the number of claims that have not yet been asserted, particularly with respect to the Company’s respiratory products that themselves did not contain any harmful materials (which makes the various published studies that purport to project future asbestos claims substantially removed from the Company’s principal experience and which themselves vary widely), the Company does not believe that there is any single best estimate of this liability, nor that it can reliably estimate the amount or range of amounts by which the liability may exceed the reserve the Company has established. No liability has been recorded regarding the pending action brought by the West Virginia Attorney General previously described.

Developments may occur that could affect the Company’s estimate of its liabilities. These developments include, but are not limited to, significant changes in (i) the number of future claims, (ii) the average cost of resolving claims, (iii) the legal costs of defending these claims and in maintaining trial readiness, (iv) changes in the mix and nature of claims received, (v) trial and appellate outcomes, (vi) changes in the law and procedure applicable to these claims, and (vii) the financial viability of other co-defendants and insurers. Congress is currently considering legislation that would terminate essentially all litigation related to asbestos (but not other occupational dusts) in exchange for substantial annual payments by the defendant companies and their insurers and, accordingly, such legislation, if enacted, would bring considerable certainty to the assessment of the Company’s future asbestos-related liability; the Company supports such legislation in principle, although enactment of the proposed legislation could cause the Company to record substantial additional liabilities.

As a result of the costs of aggressively defending itself, the Company increased its reserves in the second quarter of 2005 for respirator mask/asbestos liabilities by $30 million. As of December 31, 2005, the Company had reserves for respirator mask/asbestos liabilities of $210 million.

As of December 31, 2005, the Company had receivables for insurance recoveries related to the respirator mask/asbestos litigation of $447 million. The Company increased its receivables in the second quarter of 2005 for insurance recoveries related to respirator mask/asbestos litigation by $15 million and received payments under the Company’s insurance program of $5 million in the fourth quarter of 2005 (bringing the total recoveries in 2005 to $32 million). While the Company has substantial remaining claims-made and occurrence (pre-1986) insurance coverage, as previously disclosed this additional receivable represents a lower percentage of the additional liability than was the case with receivables recorded prior to 2004 primarily because of varying degrees of prior settlements with the Company’s insurers, insolvencies of certain insurers, uncertainties concerning the precise manner of assigning particular costs to specific policies, potential exhaustion of policies, and the types of claims asserted. Various factors could affect the timing and amount of recovery of this receivable, including (i) delays in or avoidance of payment by insurers; (ii) the extent to which insurers may become insolvent in the future, and (iii) the outcome of negotiations with insurers and possible legal proceedings, if necessary, with respect to respirator mask/asbestos liability insurance coverage.

The difference between the accrued liability and insurance receivable represents in part the time delay between payment of claims and recording of liability (including with respect to projected future claims) on the one hand and receipt of insurance reimbursements on the other hand. Because of the lag time between settlement and payment of a claim, no meaningful conclusions may be drawn from quarterly changes in the amount of receivables for expected insurance recoveries and the quarterly changes in the number of claimants at the end of each quarter.

Environmental Liabilities and Insurance Receivables:  As of December 31, 2005, the Company had recorded liabilities of $30 million for estimated environmental remediation costs based upon an evaluation of currently available facts with respect to each individual site and also recorded related insurance receivables of $15 million. The Company records liabilities for remediation costs on an undiscounted basis when they are probable and reasonably estimable, generally no later than the completion of feasibility studies or the Company’s commitment to a plan of action. Liabilities for estimated costs of environmental remediation, depending on the site, are based primarily upon internal or third-party environmental studies, and estimates as to the number, participation level and financial viability of any other potentially responsible parties, the extent of the contamination and the nature of required remedial actions. The Company adjusts recorded liabilities as further information develops or circumstances change. The Company expects that it will pay the amounts recorded over the periods of remediation for the applicable sites, currently ranging up to 30 years.

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

NOTE 12.  Employee Savings and Stock Ownership Plans

The Company sponsors employee savings plans under Section 401(k) of the Internal Revenue Code. These plans are offered to substantially all regular U.S. employees. Employee contributions of up to 6% of compensation are matched at rates ranging from 35% to 50%, with additional Company contributions depending upon Company performance. All Company contributions initially are invested in 3M common stock, with employee contributions invested in a number of investment funds pursuant to their elections. Vested employees may diversify their 3M shares into other investment options.

The Company maintains an Employee Stock Ownership Plan (ESOP). This plan was established in 1989 as a cost-effective way of funding the majority of the Company’s contributions under 401(k) employee savings plans. Total ESOP shares are considered to be shares outstanding for earnings per share calculations.

Dividends on shares held by the ESOP are paid to the ESOP trust and, together with Company contributions, are used by the ESOP to repay principal and interest on the outstanding notes. The tax benefit related to dividends paid on unallocated shares was charged directly to equity and totaled approximately $4 million in both 2005 and 2004, and $5 million in 2003. Over the life of the notes, shares are released for allocation to participants based on the ratio of the current year’s debt service to the remaining debt service prior to the current payment.

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

Employee Savings and Stock Ownership Plans

(Millions)	2005	2004	2003
Dividends on shares held by the ESOP	$36	$33	$31
Company contributions to the ESOP	12	15	17
Interest incurred on ESOP notes	10	12	14
Amounts reported as an employee benefit expense:
Expenses related to ESOP debt service	7	11	13
Expenses related to treasury shares	27	45	43

ESOP Debt Shares	2005	2004	2003
Allocated	16,729,528	16,200,282	15,494,346
Committed to be released	366,969	705,068	546,798
Unreleased	5,145,039	6,219,328	7,799,513
Total ESOP debt shares	22,241,536	23,124,678	23,840,657

NOTE 13.  General Employees’ Stock Purchase Plan (GESPP)

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

General Employees’ Stock Purchase Plan

	2005		2004		2003
		Exercise		Exercise		Exercise
	Shares	Price*	Shares	Price*	Shares	Price*
Options granted	1,646,521	$66.11	1,701,874	$69.65	1,812,055	$57.18
Options exercised	(1,646,521)	66.11	(1,701,874)	69.65	(1,812,055)	57.18
Shares available for grant — December 31	12,104,539		13,751,060		15,452,934

*Weighted average

The weighted average fair value per option granted during 2005, 2004 and 2003 was $11.67, $12.29 and $10.09, respectively. The fair value of GESPP options was based on the 15% purchase price discount.

NOTE 14.  Management Stock Ownership Program (MSOP)

In May 2005, shareholders approved 36.75 million shares for issuance under the MSOP in the form of management stock options, restricted stock and stock appreciation rights. Under the plan, the Company has principally issued management stock options that are granted at market value on the date of grant. Prior to 2005, under previous plans, these options were generally exercisable one year after the date of grant, with expiration 10 years from the date of grant. Effective with the May 2005 grant, the Company changed its vesting period from one to three years with the expiration date remaining at 10 years from date of grant. Outstanding shares under option include grants from previous plans. There were approximately 14,700 participants in the plan at December 31, 2005.

Management Stock Ownership Program

	2005		2004		2003
		Exercise		Exercise		Exercise
	Shares	Price*	Shares	Price*	Shares	Price*
Under option —
January 1	78,293,754	$58.70	73,629,275	$52.42	71,187,226	$48.78
Granted
Annual	11,391,723	76.87	12,499,425	84.39	12,571,075	61.91
Progressive (Reload)	751,995	81.19	892,425	83.10	1,048,236	66.86
Exercised	(9,027,646)	48.30	(8,686,381)	44.81	(10,942,261)	41.26
Canceled	(1,252,113)	75.65	(40,990)	79.85	(235,001)	39.29
December 31	80,157,713	$62.40	78,293,754	$58.70	73,629,275	$52.42
Options exercisable
December 31	68,714,166	$60.03	65,471,418	$53.91	60,663,659	$50.36
Shares available for grant
December 31	24,937,892		7,869,168		20,410,498

*Weighted average

MSOP Options Outstanding and Exercisable at December 31, 2005

	Options Outstanding			Options Exercisable
Range of		Remaining
Exercise		Contractual	Exercise		Exercise
Prices	Shares	Life (months)*	Price*	Shares	Price*

$31.52-46.68	17,806,751	30	$43.30	17,763,175	$43.29
46.73-64.50	37,524,722	69	59.37	37,436,414	59.37
64.65-89.15	24,826,240	102	80.69	13,514,577	83.86

*Weighted average

For annual and progressive (reload) options, the weighted average fair value at date of grant was calculated utilizing the Black-Scholes option-pricing model and the assumptions that follow. The tax benefit charged directly to equity for employee stock options was $93 million in 2005, $114 million in 2004 and $95 million in 2003. Refer to Note 1 to the Consolidated Financial Statements for the impact of stock-based compensation on pro forma net income and earnings per share.

MSOP Assumptions

	Annual			Progressive (Reload)
	2005	2004	2003	2005	2004	2003
Exercise price	$76.87	$84.39	$61.91	$81.19	$83.10	$66.86
Risk-free interest rate	4.0%	4.1%	2.6%	3.7%	2.7%	1.8%
Dividend yield (2005, 2004)/growth rate (2003)	2.0%	2.2%	2.1%	2.0%	2.2%	2.2%
Volatility	23.5%	23.8%	23.8%	20.9%	21.6%	23.7%
Expected life (months)	69	73	66	40	39	32
Black-Scholes fair value	$18.28	$20.30	$12.75	$13.18	$12.42	$9.44

NOTE 15.  Business Segments

3M’s businesses are organized, managed and internally grouped into segments based on differences in products, technologies and services. These segments have worldwide responsibility for virtually all of the Company’s product lines. 3M is not dependent on any single product or market. Transactions among reportable segments are recorded at cost. 3M is an integrated enterprise characterized by substantial intersegment cooperation, cost allocations and inventory transfers. Therefore, management does not represent that these segments, if operated independently, would report the operating income and other financial information shown. The allocations resulting from the shared utilization of assets are not necessarily indicative of the underlying activity for segment assets, depreciation and amortization, and capital expenditures.

Business Segment Products

Business Segment	Major Products
Health Care

Medical and surgical supplies, skin health and infection prevention products, pharmaceuticals, drug delivery systems, dental and orthodontic products, health information systems, microbiology products, and closures for disposable diapers

Industrial	Tapes, coated and nonwoven abrasives, adhesives, specialty materials, supply chain execution software solutions, and filtration products
Display and Graphics	Optical films and lens solutions for electronic displays, touch screens and touch monitors, reflective sheeting for transportation safety, and commercial graphics systems
Consumer and Office

Sponges, scouring pads, high-performance cloths, consumer and office tapes, repositionable notes, carpet and fabric protectors, construction and home improvement products, home care products, visual systems and consumer health care products

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

Business Segment Information

					Depr.	Capital
		Net	Operating		and	Expendi-
(Millions)		Sales	Income	Assets	Amort.	tures
Health Care	2005	$4,373	$1,215	$2,497	$176	$176
	2004	4,230	1,123	2,636	179	165
	2003	3,995	1,027	2,544	169	144
Industrial	2005	3,806	735	3,841	177	161
	2004	3,444	610	2,395	181	154
	2003	3,070	425	2,339	185	139
Display and Graphics	2005	3,558	1,159	2,804	188	237
	2004	3,416	1,133	2,647	178	261
	2003	2,970	886	2,570	159	126
Consumer and Office	2005	2,986	576	1,515	94	84
	2004	2,861	542	1,468	104	106
	2003	2,607	460	1,378	108	86
Electro and Communications	2005	2,333	463	1,799	145	102
	2004	2,224	342	1,857	163	95
	2003	2,101	288	1,884	165	65
Safety, Security and	2005	2,292	553	1,351	113	99
Protection Services	2004	2,125	491	1,317	101	99
	2003	1,928	437	1,139	100	46
Transportation	2005	1,772	461	959	64	69
	2004	1,674	426	887	63	56
	2003	1,531	388	872	68	64
Corporate and	2005	47	(153)	5,747	29	15
Unallocated	2004	37	(89)	7,501	30	1
	2003	30	(198)	4,874	10	7
Total Company	2005	$21,167	$5,009	$20,513	$986	$943
	2004	20,011	4,578	20,708	999	937
	2003	18,232	3,713	17,600	964	677

Segment assets for the operating business segments (excluding Corporate and Unallocated) primarily include accounts receivable; inventory; property, plant and equipment — net; goodwill and intangible assets; and other miscellaneous assets. Assets included in Corporate and Unallocated principally are cash and cash equivalents; insurance receivables; deferred income taxes; certain investments and other assets, including prepaid pension assets; and certain unallocated property, plant and equipment. Corporate and unallocated assets decreased approximately $1.8 billion in 2005, primarily due to decreases in cash and cash equivalents. Corporate and Unallocated assets increased approximately $2.6 billion in 2004, primarily due to increases in prepaid pension assets ($2.0 billion) and increases in cash and cash equivalents ($0.9 billion), with partial offsets in other asset accounts. For management reporting purposes, corporate goodwill (which at December 31, 2005, totaled approximately $320 million), is not allocated to the seven operating business segments. In Note 3 to the Consolidated Financial Statements, corporate goodwill has been allocated to the respective market segments as required by SFAS No. 142 for impairment testing.

Corporate and Unallocated operating income principally includes corporate investment gains and losses, certain derivative gains and losses, insurance-related gains and losses, certain litigation expenses, corporate restructuring program charges and other miscellaneous items. Because this category includes a variety of miscellaneous items, it is subject to fluctuation on a quarterly and annual basis. In 2005, Corporate and Unallocated was impacted by a pre-tax charge of approximately $30 million in connection with settlement agreements of one pending LePage’s follow-on class actions and of two individual follow-on actions, all involving direct purchasers of transparent tape. In 2003, Corporate and Unallocated includes a pre-tax charge of $93 million related to an adverse ruling associated with a lawsuit filed against 3M in 1997 by LePage’s Inc.

NOTE 16.  Geographic Areas

Geographic area information is used by the Company as a secondary performance measure to manage its businesses. Export sales and certain income and expense items are reported within the geographic area where the final sales to 3M customers are made.

Geographic Area Information

				Europe,
				Middle	Latin
				East	America	Other
		United	Asia	and	and	Unallo-	Total
(Millions)		States	Pacific	Africa	Canada	cated	Company
Net sales to customers	2005	$8,267	$5,744	$5,219	$1,881	$56	$21,167
	2004	7,878	5,168	5,183	1,731	51	20,011
	2003	7,581	4,335	4,718	1,556	42	18,232
Operating Income	2005	$1,324	$2,093	$1,073	$519	$0	$5,009
	2004	1,200	1,874	1,014	483	7	4,578
	2003	1,213	1,373	809	427	(109)	3,713
Property, plant and	2005	$3,291	$865	$1,076	$361	$—	$5,593
equipment — net	2004	3,290	810	1,288	323	—	5,711
	2003	3,342	724	1,235	308	—	5,609

Asia Pacific includes Japan net sales to customers of $2,094 million in 2005, $2,077 million in 2004 and $1,860 million in 2003.  Asia Pacific includes Japan net property, plant and equipment of $350 million in 2005, $397 million in 2004 and $362 million in 2003. The 2005 decrease in net property, plant and equipment in Japan was primarily due to currency translation (due to the stronger U.S. dollar at December 31, 2005 when compared to December 31, 2004). In 2003, operating income for other unallocated includes pre-tax charges of $93 million related to an adverse ruling in a lawsuit filed against 3M in 1997 by LePage’s Inc.

NOTE 17.  Quarterly Data (Unaudited)

	First	Second	Third	Fourth
(Millions, except per-share amounts)	Quarter	Quarter	Quarter	Quarter	Year
Net sales
2005	$5,166	$5,294	$5,382	$5,325	$21,167
2004	4,939	5,012	4,969	5,091	20,011
Cost of sales
2005	$2,537	$2,594	$2,632	$2,618	$10,381
2004	2,436	2,452	2,457	2,613	9,958
Income Before Cumulative Effect of Accounting Change
2005	$809	$776	$853	$796	$3,234
2004	722	773	775	720	2,990
Net income
2005	$809	$776	$853	$761	$3,199
2004	722	773	775	720	2,990
Basic Earnings per share — Income Before Cumulative Effect
2005	$1.05	$1.01	$1.12	$1.05	$4.23
2004	0.92	0.99	0.99	0.93	3.83
Basic Earnings per share — Net Income
2005	$1.05	$1.01	$1.12	$1.00	$4.18
2004	0.92	0.99	0.99	0.93	3.83

Gross margin is calculated as net sales minus cost of sales.

	First	Second	Third	Fourth
(Millions, except per-share amounts)	Quarter	Quarter	Quarter	Quarter	Year
Diluted Earnings per share — Income Before Cumulative Effect
2005	$1.03	$1.00	$1.10	$1.04	$4.16
2004	0.90	0.97	0.97	0.91	3.75
Diluted Earnings per share — Net Income
2005	$1.03	$1.00	$1.10	$0.99	$4.12
2004	0.90	0.97	0.97	0.91	3.75

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

b.  The Company’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). The management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on the assessment, the management concluded that, as of December 31, 2005, the Company’s internal control over financial reporting is effective. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, excluded CUNO, which was acquired by the Company in August 2005 in a purchase business combination. CUNO is a wholly-owned subsidiary of the Company whose total assets and total net sales represented less than 10% of consolidated total assets and less than 1% of consolidated net sales, respectively, of the Company as of and for the year ended December 31, 2005. Companies are allowed to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired company under guidelines established by the Securities and Exchange Commission. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

c.  There was no significant change in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Documents Incorporated by Reference

In response to Part III, Items 10, 11, 12, 13 and 14, parts of the Company’s definitive proxy statement (to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year end of December 31, 2005) for its annual meeting to be held on May 9, 2006, are incorporated by reference in this Form 10-K.

Item 10. Directors and Executive Officers of the Registrant.  The information relating to directors and nominees of 3M is set forth under the caption “Proposal No. 1 — Election of Directors” in 3M’s proxy statement for its 2006 annual meeting of stockholders (“3M Proxy Statement”) and is incorporated by reference herein. Information about executive officers is included in Item 1 of this Annual Report on Form 10-K.

Code of Ethics. All of our employees, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer are required to abide by 3M’s long-standing business conduct policies to ensure that our business is conducted in a consistently legal and ethical manner. 3M has posted the text of such code of ethics on its website (http://www.3M.com/businessconduct). At the same website, any future amendments to the code of ethics will also be posted. Any person may request a copy of the code of ethics, at no cost, by writing to us at the following address:

3M Company

3M Center, Building 220-11W-02

St. Paul, MN  55144-1000

Attention: Director, Business Conduct and Compliance

Item 11. Executive Compensation. The information relating to executive compensation is set forth under the designations “Summary Compensation Table,” “Option Grants in Last Fiscal Year,” “Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values,” “Long-Term Incentive Plan Awards Table,” “Employment Contracts, Termination of Employment and Change-in-Control Arrangements,” “Retirement Benefits,” and “Director Compensation and Stock Ownership Guidelines” in 3M’s Proxy Statement and such information is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management. The information relating to security ownership of certain beneficial owners and management is set forth under the designation “Beneficial Ownership Table” in 3M’s Proxy Statement and such information is incorporated by reference herein.

Equity compensation plans information follows:

Equity Compensation Plans Information

	A	B	C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A)
Equity compensation plans approved by security holders
MSOP	80,157,713	$62.40	24,937,892
GESPP	—	—	12,104,539
Non-employee directors	—	—	543,405
Subtotal	80,157,713	$62.40	37,585,836
Equity compensation plans not approved by security holders	—	—	—
Total	80,157,713	$62.40	37,585,836

Item 13. Certain Relationships and Related Transactions.

No matters require disclosure.

Item 14. Principal Accounting Fees and Services. The information relating to principal accounting fees and services is set forth under the designation “Fees of the Independent Registered Public Accounting Firm” in 3M’s Proxy Statement and such information is incorporated by reference herein.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)    (1) Financial Statements. The consolidated financial statements filed as part of this report are listed in the index to financial statements on page 33 as follows:

Page Number
Report of Independent Registered Public Accounting Firm	35-36

Consolidated Statement of Income for the years ended December 31, 2005, 2004 and 2003	37

Consolidated Balance Sheet at December 31, 2005 and 2004	38

Consolidated Statement of Changes in Stockholders’ Equity and Comprehensive Income for the years ended December 31, 2005, 2004 and 2003	39

Consolidated Statement of Cash Flows for the years ended December 31, 2005, 2004 and 2003	40

Notes to Consolidated Financial Statements	41-76

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

(a) (3) Exhibits. The exhibits are either filed with this report or incorporated by reference into this report. Exhibit numbers 10.1 through 10.22 are management contracts or compensatory plans or arrangements. See (b) Exhibits, which follow.

(b) Exhibits.

Index to Exhibits:

(3) Articles of Incorporation and bylaws

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

(4.3) First Supplemental Indenture, dated as of November 16, 2005, to Indenture between 3M and Citibank, N.A. with respect to Liquid Yield Option™ Notes zero coupon senior debt securities, is incorporated by reference from our 8-K dated November 17, 2005.

(4.4) Except as set forth in the preceding Exhibits 4.1, 4.2 and 4.3, the instruments defining the rights of holders of long-term debt securities of 3M have been omitted. We agree to furnish to the SEC, upon request, a copy of such instruments with respect to issuances of long-term debt of 3M.

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

(10.9)                   3M Deferred Compensation Plan, as amended through November 2005, is incorporated by reference from our Registration Statement on Form S-8 filed on December 6, 2005.

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

(10.17)             Employment agreement dated as of December 6, 2005, between 3M and George W. Buckley is incorporated by reference from our Form 8-K dated December 9, 2005.

(10.18)             Description of compensation plan for Robert S. Morrison is incorporated by reference from our
Form 8-K dated August 8, 2005.

(10.19)             Employment agreement dated as of December 4, 2000, between 3M and W. James McNerney, Jr. is incorporated by reference from our Form 10-K for the year ended December 31, 2000 (also reference Exhibit 10.20).

(10.20)             Letter agreement dated June 29, 2005 by and between 3M Company and W. James McNerney, Jr. is incorporated by reference from our Form 8-K dated June 30, 2005.

(10.21)             Employment agreement dated as of January 23, 2002, between 3M and Patrick D. Campbell is incorporated by reference from our Form 10-K for the year ended December 31, 2001.

(10.22)             Employment agreement dated as of November 19, 2002, between 3M and Richard F. Ziegler is incorporated by reference from our Form 10-K for the year ended December 31, 2002.

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

Patrick D. Campbell,

Senior Vice President and Chief Financial Officer

(Principal Financial Officer)

February 21, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 21, 2006.

Signature	Title

George W. Buckley	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer and Director)
Margaret M. Smyth	Principal Accounting Officer
Linda G. Alvarado	Director
Edward A. Brennan	Director
Vance D. Coffman	Director
Michael L. Eskew	Director
Edward M. Liddy	Director
Robert S. Morrison	Director
Aulana L. Peters	Director
Rozanne L. Ridgway	Director
Kevin W. Sharer	Director
Louis W. Sullivan	Director

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