Form 10-Q
period 2006-03-31
3M CO
filed 2006-05-02
CIK 66740

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

Commission file number 1-3285

3M COMPANY

Delaware	41-0417775
State of Incorporation:	I.R.S. Employer Identification No.

3M Center, St. Paul, Minnesota 55144

Principal executive offices:

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐.     No  ☒.

Shares of common stock outstanding at March 31, 2006:  753,931,681.

This document (excluding exhibits) contains 36 pages.

The table of contents is set forth on page 2.

The exhibit index begins on page 34.

3M COMPANY

FORM 10-Q

For the Quarterly Period Ended March 31, 2006

3M COMPANY

FORM 10-Q

For the Quarterly Period Ended March 31, 2006

PART I. Financial Information

Item 1. Financial Statements.

Consolidated Statement of Income

(Unaudited)

3M Company and Subsidiaries

	Three months ended March 31
(Millions, except per share amounts)	2006	2005
Net sales	$5,595	$5,166
Operating expenses
Cost of sales	2,721	2,549
Selling, general and administrative expenses	1,183	1,144
Research, development and related expenses	322	320
Total	4,226	4,013
Operating income	1,369	1,153

Interest expense and income
Interest expense	22	20
Interest income	(8)	(16)
Total	14	4

Income before income taxes and minority interest	1,355	1,149
Provision for income taxes	443	363
Minority interest	13	15
Net income	$899	$771

Weighted average common shares outstanding – basic	754.4	771.7
Earnings per share – basic	$1.19	$1.00

Weighted average common shares outstanding – diluted	768.6	791.4
Earnings per share – diluted	$1.17	$0.97

Cash dividends paid per common share	$0.46	$0.42

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

Consolidated Balance Sheet

(Unaudited)

3M Company and Subsidiaries

	Mar. 31	Dec. 31
(Dollars in millions, except per share amounts)	2006	2005

Assets
Current assets
Cash and cash equivalents	$912	$1,072
Marketable securities	384	—
Accounts receivable – net	3,105	2,838
Inventories
Finished goods	1,152	1,050
Work in process	747	706
Raw materials and supplies	480	406
Total inventories	2,379	2,162
Other current assets	1,141	1,043
Total current assets	7,921	7,115

Investments	284	272
Property, plant and equipment	16,268	16,127
Less: Accumulated depreciation	(10,694)	(10,534)
Property, plant and equipment – net	5,574	5,593
Goodwill	3,492	3,473
Intangible assets – net	482	486
Prepaid pension and postretirement benefits	2,859	2,905
Other assets	1,001	964
Total assets	$21,613	$20,808

Liabilities and Stockholders’ Equity
Current liabilities
Short-term borrowings and current portion of long-term debt	$1,343	$1,072
Accounts payable	1,342	1,256
Accrued payroll	492	469
Accrued income taxes	932	989
Other current liabilities	1,348	1,452
Total current liabilities	5,457	5,238

Long-term debt	1,291	1,309
Other liabilities	3,876	3,866
Total liabilities	$10,624	$10,413

Commitments and contingencies (Note 8)

Stockholders’ equity
Common stock par value, $.01 par value, 944,033,056 shares issued	9	9
Additional paid-in capital	2,256	2,225
Retained earnings	16,215	15,715
Treasury stock, at cost; 190,101,375 shares at Mar. 31, 2006; 189,494,669 shares at Dec. 31, 2005	(7,005)	(6,965)
Unearned compensation	(156)	(178)
Accumulated other comprehensive income (loss)	(330)	(411)
Stockholders’ equity – net	10,989	10,395
Total liabilities and stockholders’ equity	$21,613	$20,808

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

Consolidated Statement of Cash Flows

(Unaudited)

3M Company and Subsidiaries

	Three months ended March 31
(Dollars in millions)	2006	2005

Cash Flows from Operating Activities
Net income	$899	$771
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	246	242
Company pension and postretirement contributions	(65)	(87)
Company pension and postretirement expense	99	116
Deferred income tax provision	(5)	—
Changes in assets and liabilities
Accounts receivable	(239)	(168)
Inventories	(200)	(114)
Accounts payable	73	55
Accrued income taxes	(61)	140
Product and other insurance receivables and claims	(18)	(32)
Other – net	(111)	48
Net cash provided by operating activities	618	971

Cash Flows from Investing Activities
Purchases of property, plant and equipment (PP&E)	(190)	(235)
Proceeds from sale of PP&E and other assets	16	20
Acquisitions, net of cash acquired	(22)	—
Purchases of investments	(397)	(700)
Proceeds from sale of investments	5	613
Net cash used in investing activities	(588)	(302)

Cash Flows from Financing Activities
Change in short-term debt – net	417	48
Repayment of debt (maturities greater than 90 days)	(148)	(10)
Proceeds from debt (maturities greater than 90 days)	—	69
Purchases of treasury stock	(251)	(671)
Reissuances of treasury stock	100	195
Dividends paid to stockholders	(347)	(324)
Distributions to minority interests	—	(34)
Excess tax benefits from stock-based compensation	7	32
Other – net	(6)	(23)
Net cash used in financing activities	(228)	(718)

Effect of exchange rate changes on cash and cash equivalents	38	(39)

Net increase (decrease) in cash and cash equivalents	(160)	(88)
Cash and cash equivalents at beginning of year	1,072	2,757
Cash and cash equivalents at end of period	$912	$2,669

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1. Basis of Presentation

The interim consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of the Company’s consolidated financial position, results of operations and cash flows for the periods presented. These adjustments consist of normal, recurring items. The results of operations for any interim period are not necessarily indicative of results for the full year. The interim consolidated financial statements and notes are presented as permitted by the requirements for Quarterly Reports on Form 10-Q. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and notes included in its 2005 Annual Report on Form 10-K. However, as described in 3M’s 2005 Annual Report on Form 10-K, during the first quarter of 2006, the Company effected certain business segment realignments (refer to Note 9) and adopted an accounting standard that requires 3M to expense stock-based compensation. The Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004) “Share Based Payment” (“SFAS No. 123R”) effective January 1, 2006 and elected to use the modified retrospective method to restate all prior periods to give effect to the fair-value based method of accounting for stock options awards granted in fiscal years beginning on or after January 1, 1995 (refer to the “Stock-based Compensation” section that follows for further discussion). The Company has begun to report comparative results under the new business segment structure, including the impact of the adoption of the stock-based compensation accounting standard, with the filing of this Quarterly Report on Form 10-Q. In the second quarter of 2006, the Company plans to update its 2005 Annual Report on Form 10-K via a Form 8-K to reflect these impacts.

As described in 3M’s 2005 Annual Report on Form 10-K, in the fourth quarter of 2005, costs of internally developed patents were reclassified for all periods presented to “Research, development and related expenses” from “Selling, general and administrative expenses”. Costs of internally developed patents include costs and fees incurred to prepare, file, secure and maintain patents.

Significant Accounting Policies

Earnings per share:  The difference in the weighted average shares outstanding for calculating basic and diluted earnings per share is attributable to the dilution associated with the Company’s stock-based compensation plans. Certain Management Stock Ownership Program (MSOP) options outstanding were not included in the computation of diluted earnings per share because they would not have had a dilutive effect (24.5 million average options for the three months ended March 31, 2006; 203,000 average options for the three months ended March 31, 2005). The conditions for conversion related to the Company’s “Convertible Notes” were not met (refer to 3M’s 2005 Annual Report on Form 10-K, Note 8 to the Consolidated Financial Statements, for more detail); accordingly, there was no impact on 3M’s diluted earnings per share. If the conditions for conversion are met, 3M may choose to pay in cash and/or common stock; however, if this occurs, the Company has the intent and ability to settle this debt security in cash. Refer to the “New Accounting Pronouncements” section that follows for discussion of EITF Issue No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” and proposed SFAS No. 128R, “Earnings per Share—an amendment of FASB Statement No. 128”, which is anticipated to be effective for interim periods after June 15, 2006. The computations for basic and diluted earnings per share follow:

Earnings Per Share Computations

	Three months ended March 31
(Amounts in millions, except per share amounts)	2006	2005
Numerator:
Net income	$899	$771

Denominator:
Denominator for weighted average common shares outstanding – basic	754.4	771.7

Dilution associated with the Company’s stock-based compensation plans	14.2	19.7

Denominator for weighted average common shares outstanding – diluted	768.6	791.4

Earnings per share – basic	$1.19	$1.00
Earnings per share – diluted	1.17	0.97

Stock-based Compensation

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004). SFAS No. 123R supersedes APB Opinion No. 25. Under APB Opinion No. 25, no compensation expense is recognized for employee stock option grants if the exercise price of the Company’s stock option grants is at or above the fair market value of the underlying stock on the date of grant. SFAS No. 123R requires the determination of the fair value of the share-based compensation at the grant date and the recognition of the related expense over the period in which the share-based compensation vests. The Company adopted SFAS No. 123R effective January 1, 2006. The Company adopted SFAS No. 123R using the modified retrospective method. All prior periods have been restated to give effect to the fair-value-based method of accounting for awards granted in fiscal years beginning on or after January 1, 1995. The Company believes that the modified retrospective application of this standard achieves the highest level of clarity and comparability among the presented periods. On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards (the FSP). The FSP provides that companies may elect to use a specified "short-cut" method to calculate the historical pool of windfall tax benefits upon adoption of SFAS No. 123R. The Company elected to use the "short-cut" method when SFAS No. 123R was adopted by the Company January 1, 2006.

In May 2005, shareholders approved 36.75 million shares for issuance under the MSOP in the form of management stock options, restricted stock and stock appreciation rights. Under the plan, the Company has principally issued stock options to managers that are granted at market value on the date of grant. Prior to 2005, under previous plans, these options were generally exercisable one year after the date of grant, with expiration 10 years from the date of grant. Effective with the May 2005 grant, the Company changed its vesting period from one to three years with the expiration date remaining at 10 years from date of grant. Outstanding shares under option include grants from previous plans. There were approximately 14,700 participants in the plan as of December 31, 2005. In addition to grants to managers, the Company makes other minor stock option grants to employees, for which vesting terms and option lives are not substantially different, and also makes minor grants of restricted stock units and other stock-based grants. Effective with the May 2005 grant, the Company no longer issues progressive (reload) options.

The impact to the Company’s net earnings of adopting SFAS No.123R is consistent with the pro forma disclosures provided in previous financial statements. The decrease in stock option expense for the three months ended March 31, 2006 compared to the same period last year is primarily the result of a change in 3M’s options vesting period from one year to three years starting with the May 2005 stock option grant. Capitalized stock-based compensation amounts were not material at March 31, 2006. Amounts recognized in the financial statements with respect to these plans are as follows:

	Three months ended March 31		Year ended December 31
(Millions, except per share amounts)	2006	2005	2005	2004	2003
Cost of sales	$2	$12	$27	$44	$37
Selling, general and administrative expenses	19	45	96	156	129
Research, development and related expenses	4	14	32	52	43

Operating Income	$25	$71	$155	$252	$209

Income tax benefits	$8	$33	$67	$103	$92

Net Income	$17	$38	$88	$149	$117

Earnings per share impact – diluted	$(0.02)	$(0.06)	$(0.14)	$(0.19)	$(0.14)
Earnings per share – diluted	$1.17	$0.97	$3.98	$3.56	$2.88

The following table details the modified retrospective application impact of SFAS No. 123R on previously reported results:

(Millions, except per share amounts)	Restated	As previously reported
For the three months ended March 31, 2005

Operating income	$1,153	$1,224
Income before income taxes and minority interest	1,149	1,220
Net income	771	809

Earnings per share of common stock:
Basic earnings per share	$1.00	$1.05
Diluted earnings per share	$0.97	$1.03

Net cash provided by operating activities	971	1,003

Net cash used in financing activities	(718)	(750)

As of December 31, 2005

Long term deferred tax asset	$405	$110
Total assets	$20,808	$20,513

Additional paid-in capital	2,225	287
Retained earnings	15,715	17,358
Total stockholders’ equity	10,395	10,100
Total liabilities and stockholders’ equity	$20,808	$20,513

The impact of stock-based compensation on net income and earnings per share provided above for the years ended December 31, 2005, 2004 and 2003 and the three months ended March 31, 2005, were recognized over the nominal vesting period, whereby if an employee retired before the end of the vesting period, the Company would recognize any remaining unrecognized compensation cost at the date of retirement. SFAS No. 123R requires recognition under a non-substantive vesting period approach, requiring compensation expense recognition when an employee is eligible to retire. 3M employees in the U.S. are eligible to retire beginning at age 55 and after having completed five years of service. Approximately 25 to 30% of the number of stock-based compensation awards are made to this population. The Company changed to the non-substantive vesting period approach for new stock compensation grants made after the Company’s adoption of SFAS No. 123R on January 1, 2006. The following table adjusts the revised diluted earnings per share from the preceding table to reflect the approximate impact of using the non-substantive vesting period approach.

Stock-Based Compensation Pro Forma Earnings Per Share – Diluted	Three months ended March 31, 2005	2005	2004	2003
Earnings per share - diluted	$0.97	$3.98	$3.56	$2.88
Impact of retirement-eligible	$0.01	$(0.02)	—	—
Pro forma (adjusted to reflect non-substantive vesting period approach)	$0.98	$3.96	$3.56	$2.88

For annual and progressive (reload) options, the weighted average fair value at date of grant was calculated utilizing the Black-Scholes option-pricing model and the assumptions that follow.

	Annual			Progressive (Reload)
MSOP Assumptions	2005	2004	2003	2005	2004	2003
Exercise price	$76.87	$84.39	$61.91	$81.19	$83.10	$66.86
Risk-free interest rate	4.0%	4.1%	2.6%	3.7%	2.7%	1.8%
Dividend yield (2005, 2004)/growth rate (2003)	2.0%	2.2%	2.1%	2.0%	2.2%	2.2%
Volatility	23.5%	23.8%	23.8%	20.9%	21.6%	23.7%
Expected life (months)	69	73	66	40	39	32
Black-Scholes fair value	$18.28	$20.30	$12.75	$13.18	$12.42	$9.44

In connection with the adoption of SFAS No. 123R, in 2005 the Company reviewed and updated, among other things, its volatility and expected term assumptions. Expected volatility is a statistical measure of the amount by which a stock price is expected to fluctuate during a period. As of the 2005 grant date, the Company estimated the expected volatility based upon the average of the most recent one year volatility, the median of the 5.5 year rolling volatility, the median of the most recent 5.5 year volatility of 3M stock, and the implied volatility on grant date. The expected term assumption is based on the weighted average of historical grants and assuming that options outstanding are exercised at the midpoint of the future remaining term.

The following table summarizes MSOP activity during the three months ended March 31, 2006:

			Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic Value
MSOP	Options	Price*	Life (months)	(millions)
Under option –
January 1	80,157,713	$62.40
Granted
Annual	—	—
Progressive (Reload)	187,605	74.09
Exercised	(1,651,472)	43.95
Canceled	(63,257)	73.50
March 31	78,630,589	$62.81	69	$1,170
Options exercisable March 31	67,421,019	$60.47	62	$1,169
Shares available for grant March 31	24,780,715

*Weighted average

MSOP	Options Outstanding			Options Exercisable
Range of		Remaining
Exercise		Contractual	Exercise		Exercise
Prices	Shares	Life (months)*	Price*	Shares	Price*

$ 31.52-47.50	22,714,542	31	$44.74	22,714,542	$44.74
48.05-64.50	30,970,870	72	61.69	30,970,870	61.69
64.65-89.15	24,945,177	99	80.65	13,735,607	83.72

*Weighted average

The Company does not have a specific policy to repurchase common shares to mitigate the dilutive impact of options; however, the Company has historically made adequate discretionary purchases, based on cash availability, market trends and other factors, to satisfy stock option exercise activity.

As of March 31, 2006, there was $145 million of compensation expense that has yet to be recognized related to non-vested stock based awards. This expense is expected to be recognized over a weighted-average period of 2.2 years. The total intrinsic values of stock options exercised during the three-month periods ended March 31, 2006 and 2005, was $52 million and $137 million, respectively. Cash received from options exercised was $73 million and $167 million for the three months ended March 31, 2006 and 2005, respectively. The actual tax benefits realized by the Company for employee stock options was $9 million and $41 million for the three months ended March 31, 2006 and 2005, respectively.

In May 1997, shareholders approved 30 million shares for issuance under the Company’s General Employees’ Stock Purchase Plan (GESPP). Substantially all employees are eligible to participate in the plan. Participants are granted options at 85% of market value at the date of grant. There are no GESPP shares under option at the beginning or end of each year because options are granted on the first business day and exercised on the last business day of the same month.

	Three months ended March 31
	2006		2005
		Exercise		Exercise
GESPP	Shares	Price*	Shares	Price*
Options granted	427,164	$63.40	389,365	$71.25
Options exercised	(427,164)	63.40	(389,365)	71.25
Shares available for grant – March 31	11,677,375		13,361,695

*Weighted average

The weighted average fair value per option granted during the three months ended 2006 and 2005 was $11.19 and $12.57, respectively. The fair value of GESPP options was based on the 15% purchase price discount. The Company recognized compensation expense for GESSP options of $5 million for the three months ended March 31, 2006 and 2005.

New Accounting Pronouncements

In September 2004, the FASB’s Emerging Issues Task Force finalized EITF Issue No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” that would require the dilutive effect of shares from contingently convertible debt to be included in the diluted earnings per share calculation regardless of whether the contingency has been met. The Company has $616 million in aggregate face amount of 30-year zero coupon senior notes that are convertible into approximately 5.8 million shares of common stock if certain conditions are met. These conditions have never been met (refer to 3M’s Annual Report on Form 10-K, Note 8 to the Consolidated Financial Statements, for more detail). In September 2005, the FASB revised its December 2003 Exposure Draft SFAS No. 128R, “Earnings per Share – an amendment of FASB Statement No. 128” anticipated to be effective for fiscal periods ending after June 15, 2006. The proposed SFAS No. 128R further addresses contingently convertible debt and several other issues. Unless the Company takes steps to modify certain terms of this debt security, EITF Issue No. 04-08 and proposed SFAS No. 128R (when effective) would result in an increase of approximately 5.8 million shares to diluted shares outstanding to give effect to the contingent issuance of shares. Also, using the if-converted method, net income for the diluted earnings per share calculations would be adjusted for interest expense associated with this debt instrument. EITF Issue No. 04-08 would have been effective beginning with the Company’s 2004 fourth quarter. However, due to the FASB’s delay in issuing SFAS No. 128R and the Company’s intent and ability to settle this debt security in cash versus the issuance of stock, the impact of the additional diluted shares will not be included in the diluted earnings per share calculation until the proposed SFAS No. 128R is effective. When SFAS No. 128R is effective, prior periods’ diluted shares outstanding and diluted earnings per share amounts will be restated to present comparable information. The estimated annual reduction in the Company’s diluted earnings per share would have been approximately $.02 to $.03 per share in each year for 2005, 2004 and 2003. Because the impact of this standard is ongoing, the Company’s diluted shares outstanding and diluted earnings per share amounts would be impacted until retirement or modification of certain terms of this debt security.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140”. SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS No. 155 also establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. This standard is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006 (January 1, 2007 for 3M). The Company is currently evaluating the impact of this standard, but would not expect SFAS No. 155 to have a material impact on 3M’s consolidated results of operations or financial condition.

NOTE 2. Acquisitions and Divestitures

During the three months ended March 31, 2006, 3M entered into two immaterial business combinations for a total purchase price of $22 million, net of cash acquired.

1) 3M (Industrial and Transportation Business) purchased certain assets of General Industrial Diamond Company Inc., a U.S. operation. The acquired company is a manufacturer of superabrasive grinding wheels, dressing tools and machines used to dimension and finish hard to grind materials in the industrial and commercial markets.

2) 3M (Consumer and Office Business) purchased 100 percent of the outstanding common shares of Interchemall Dom., a provider of household cleaning products based in Poland.

The acquisition of CUNO, Incorporated (“CUNO”) was completed on August 2, 2005. The operating results of CUNO are included in the Industrial and Transportation Business segment. CUNO is a leader in the design, manufacture and marketing of a comprehensive line of filtration products for the separation, clarification and purification of fluids and gases. 3M and CUNO have complementary sets of filtration technologies and the opportunity to bring an even wider range of filtration solutions to customers around the world. There have been no material changes to the preliminary CUNO purchase price allocation for the three months ended March 31, 2006 (refer to Note 2 to the Consolidated Financial Statements in 3M’s 2005 Annual Report on Form 10-K for more information related to CUNO).

NOTE 3. Goodwill and Intangible Assets

As discussed in Note 9, 3M realigned its business segments and began reporting under this new structure in the first quarter of 2006. To reflect this new structure, the December 31, 2005 goodwill balances presented below reflect a $9 million reclassification from the Industrial and Transportation segment to the Consumer and Office segment and a $7 million reclassification from the Health Care segment to the Industrial and Transportation segment. The business segment realignment also resulted in certain changes within reporting units for 3M. 3M has 18 reporting units under the criteria set forth by SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 requires that goodwill be tested for impairment at least annually and when reporting units are changed. During the first quarter of 2006, the Company completed its assessment of any potential goodwill impairment under this new structure and determined that no impairment existed.

Purchased goodwill related to acquisitions in the first quarter of 2006 totaled $9 million, $6 million of which is deductible for tax purposes. The goodwill balance by business segment as of December 31, 2005 and March 31, 2006, follow:

Goodwill

(Millions)	Dec. 31, 2005 balance	2006 Acquisition Activity	2006 translation and other	Mar. 31, 2006 balance
Industrial and Transportation	$1,340	$6	$2	$1,348
Health Care	502	—	8	510
Display and Graphics	871	—	1	872
Consumer and Office	63	3	—	66
Electro and Communications	525	—	(3)	522
Safety, Security and Protection Services	172	—	2	174
Total Company	$3,473	$9	$10	$3,492

Acquired Intangible Assets

The carrying amount and accumulated amortization of acquired intangible assets as of March 31, 2006, and December 31, 2005, follow:

(Millions)	Mar. 31 2006	Dec. 31 2005
Patents	$382	$378
Other amortizable intangible assets (primarily tradenames and customer related intangibles)	372	369
Non-amortizable intangible assets (tradenames)	62	60
Total gross carrying amount	$816	$807

Accumulated amortization – patents	(211)	(205)
Accumulated amortization – other	(123)	(116)
Total accumulated amortization	(334)	(321)
Total intangible assets – net	$482	$486

Amortization expense for acquired intangible assets for the three-month period ended March 31, 2006 and 2005 follows:

	Mar. 31	Mar. 31
(Millions)	2006	2005
Amortization expense	$15	$12

The table below shows expected amortization expense for acquired intangible assets recorded as of March 31, 2006:

(Millions)	Last 3 Quarters 2006	2007	2008	2009	2010	After 2010
Amortization expense	$37	$46	$44	$42	$42	$209

The preceding expected amortization expense is an estimate. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, changes in foreign currency exchange rates, impairment of intangible assets, accelerated amortization of intangible assets and other events.

NOTE 4. Supplemental Stockholders’ Equity and Comprehensive Income Information

Accumulated Other Comprehensive Income (Loss)

	Mar. 31,	Dec. 31,
(Millions)	2006	2005
Cumulative translation – net	$(192)	$(296)
Minimum pension liability adjustments – net	(156)	(156)
Debt and equity securities, unrealized gain – net	2	3
Cash flow hedging instruments, unrealized gain (loss) – net	16	38
Total accumulated other comprehensive income (loss)	$(330)	$(411)

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

TOTAL COMPREHENSIVE INCOME

	Three months ended March 31
(Millions)	2006	2005
Net Income	$899	$771
Other comprehensive income (loss)
Cumulative translation – net of $6 million tax provision in 2006 and net of $8 million tax provision in 2005	104	(212)
Debt and equity securities, unrealized gain - net of immaterial tax impact	(1)	—
Cash flow hedging instruments, unrealized gain (loss) – net of $14 million tax benefit in 2006 and net of $26 million tax provision in 2005	(22)	45
Total comprehensive income	$980	$604

NOTE 5. Derivatives and Other Financial Instruments

The Company uses interest rate swaps, currency swaps, and forward and option contracts to manage risks generally associated with foreign exchange rate, interest rate and commodity market volatility. The Company enters into foreign exchange forward contracts, options and swaps to hedge against the effect of exchange rate fluctuations on cash flows denominated in foreign currencies and certain intercompany financing transactions. These transactions are designated as cash flow hedges. Based on exchange rates at March 31, 2006, the Company expects to reclassify to earnings over the next 12 months a majority of the cash flow hedging instruments after-tax gain of $16 million (with the impact largely offset by foreign currency cash flows from underlying hedged items). Amounts recorded in accumulated other comprehensive income (loss) related to cash flow hedging instruments follow:

Cash Flow Hedging Instruments

Net of Tax	Three months ended March 31
(Millions)	2006	2005

Beginning balance	$38	$(42)

Changes in fair value of derivatives	(11)	35
Net (gains)/losses reclassified into earnings from equity	(11)	10
Total activity	(22)	45

Ending balance	$16	$3

NOTE 6. Marketable Securities

During the first quarter of 2006, the Company invested in asset-backed securities and auction rate securities. The following is a summary of amounts recorded on the Consolidated Balance Sheet for marketable securities (current and non-current) at March 31, 2006. The Company did not have any marketable securities balance at year-end 2005.

March 31,
(Millions)	2006

Auction rate securities	$345
Asset-backed securities	39

Current marketable securities	384

Non-current asset-backed securities	9

Total marketable securities	$393

Current marketable securities are recorded as “Marketable Securities” in the Consolidated Balance Sheet. Non-current marketable securities are included in “Investments” in the Consolidated Balance Sheet. Classification as current or non-current is dependent upon management’s intended holding period, the security’s maturity date, or both. If management intends to hold the securities for longer than one year, they are classified as non-current. Unrealized gains and losses were not material in the first quarter of 2006. Gross realized gains and gross realized losses on sales of marketable securities were also not material. There were no impairment losses recognized on marketable securities in the first quarter of 2006. Cost of securities sold or reclassified use the specific identification method. Since these marketable securities are classified as available-for-sale securities, changes in fair value will flow through other comprehensive income, with amounts reclassified out of other comprehensive income into earnings upon sale. Other comprehensive income activity for these securities in the first quarter of 2006 was not material.

The following table presents the age of gross unrealized losses and fair value by investment category for all securities in a loss position as of March 31, 2006. 3M has both the intent and ability to hold the securities contained in the previous table for a time necessary to recover the cost basis.

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Millions)	Value	Losses	Value	Losses	Value	Losses

Auction rate securities	$—	$—	$—	$—	$—	$—
Asset-backed securities	13	—	—	—	13	—

Total marketable securities	$13	$—	$—	$—	$13	$—

The balance at March 31, 2006 for marketable securities and short-term investments by contractual maturity are shown below. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

March 31,
(Millions)	2006

Due in one year or less	$10
Due after one year through three years	64
Due after three years through five years	0
Due after five years	319

Total marketable securities	$393

NOTE 7. Pension and Postretirement Benefit Plans

Components of net periodic benefit cost and other supplemental information for the three months ended March 31 follow:

Benefit Plan Information

	Qualified and Non-qualified Pension Benefits				Postretirement
	United States		International		Benefits
	2006	2005	2006	2005	2006	2005

Service cost	$49	$44	$29	$27	$14	$14
Interest cost	135	125	43	46	26	25
Expected return on plan assets	(191)	(165)	(57)	(56)	(26)	(23)
Amortization of transition (asset) obligation	—	—	1	1	—	—
Amortization of prior service cost (benefit)	3	3	(1)	(1)	(13)	(10)
Recognized net actuarial (gain) loss	51	45	15	15	21	21
Net periodic benefit cost	$47	$52	$30	$32	$22	$27

Settlements, curtailments and special termination benefits	—	5	—	—	—	—
Net periodic benefit cost after settlements, curtailments and special termination benefits	$47	$57	$30	$32	$22	$27

For the three months ended March 31, 2006, contributions totaling $52 million were made to the Company’s U.S. and international pension plans and $13 million to its post-retirement plans. In 2006, the Company expects to contribute an amount in the range of $100 million to $400 million to its U.S. and international pension plans, and approximately $100 million to its post-retirement plans. The Company does not have a required minimum pension contribution obligation for its U.S. plans in 2006. Therefore, the amount of the anticipated discretionary pension contribution could vary significantly depending on the U.S plans’ funding status as of the 2006 measurement date and the anticipated tax deductibility of the contribution.

NOTE 8. Commitments and Contingencies

Legal Proceedings:

The Company and some of its subsidiaries are involved in numerous claims and lawsuits, principally in the United States, and regulatory proceedings worldwide. These include various products liability (involving products that the Company now or formerly manufactured and sold), intellectual property, and commercial claims and lawsuits, including those brought under the antitrust laws, and environmental proceedings. The following sections describe the significant legal proceedings in which the Company is involved and the liabilities and associated insurance receivables the Company has accrued relating to its significant legal proceedings. Unless otherwise stated, the Company is vigorously defending all such litigation. Additional information can be found in Note 11 “Commitments and Contingencies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, including information about the Company’s process for establishing and disclosing accruals and insurance receivables.

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

Indirect Purchaser Antitrust Litigation – In April 2006, the federal court in California granted final approval of the previously disclosed settlement agreement of twelve tape-related class actions brought on behalf of indirect purchasers who did not purchase tape for resale. The settlement will be effective after certain additional steps have occurred, including among others that all state court cases (including two other previously disclosed cases involving indirect purchases not for resale originally brought as class actions in state courts in Massachusetts and

Florida) have been dismissed with prejudice and the appellate time period has expired without appeal, or all appeals exhausted.

Direct Purchaser Antitrust Litigation – In November 2005, the Company agreed to settle three of the four pending direct purchaser transparent tape antitrust cases — two individual actions and a purported class action on behalf of direct purchasers of both 3M branded and private label tape. The parties in the two individual actions have signed settlement agreements and the actions have been dismissed. In March 2006, the federal court in Pennsylvania granted preliminary approval of the settlement agreement executed by the parties to the purported class action. If that agreement receives final court approval at a hearing currently scheduled for August 2006 and all conditions in the agreement are satisfied, the settlement will terminate the purported class action and release the claims of the affected putative class members nationwide. The proposed class action settlement does not affect the certified class action brought by direct purchasers of 3M transparent and invisible tape (but not private label tape) that is pending in a federal court in Pennsylvania and does not constitute any admission of liability by the Company. The court has scheduled trial of that action to commence in May 2006.

Breast Implant Insurance Recovery

As previously reported, the Company is engaged in legal proceedings to effectuate the previously disclosed Minnesota Supreme Court ruling in 2003 that was favorable to the Company’s claim for coverage against its insurers. The Company recently reached agreements concerning the amounts due with two additional insurers pursuant to which the Company received about $8.6 million in March 2006 and received an additional payment of about $8.6 in April 2006. The Company also received during the first quarter additional payments under previously disclosed settlement agreements of approximately $17.6 million. With these recent settlements, 19 of the 29 insurers have withdrawn from the pending proceedings and have settled the Company’s claims under the Minnesota Supreme Court decision. The amounts paid under these settlements are consistent with the Company’s overall expectation of recovery.

Respirator Mask/Asbestos Litigation

As of March 31, 2006, the Company is a named defendant, with multiple co-defendants, in numerous lawsuits in various courts that purport to represent approximately 40,200 individual claimants, a decrease from the approximately 58,000 individual claimants with actions pending at March 31, 2005. As a result of the costs of aggressively defending itself, the Company increased its reserves in the first quarter of 2006 for respirator mask/asbestos liabilities by $16 million to $216 million and increased its receivables for insurance recoveries by $8 million to $455 million related to this litigation.

As previously reported, the vast majority of the lawsuits and claims resolved by and currently pending against the Company allege use of some of the Company’s mask and respirator products and seek damages from the Company and other defendants for alleged personal injury from workplace exposures to asbestos, silica, coal or other occupational dusts, found in products manufactured by other defendants or generally in the workplace. The remaining claimants generally allege personal injury from occupational exposure to asbestos from products previously manufactured by the Company, which are often unspecified, and by other defendants, or occasionally at Company premises.

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

Employment Litigation

As previously reported, one current and one former employee of the Company filed a purported class action in the District Court of Ramsey County, Minnesota in December 2004, seeking to represent a class of all current and certain former salaried employees employed by 3M in Minnesota below a certain salary grade who were age 46 or older at any time during the applicable period to be determined by the Court. The complaint alleges the plaintiffs suffered various forms of employment discrimination on the basis of age in violation of the Minnesota Human Rights Act and seeks injunctive relief, unspecified compensatory (up to triple actual damages) and punitive damages in excess of $50,000, including back and front pay and attorneys’ fees. In February 2006, the Company filed its answer to an amended complaint filed by the plaintiffs in January 2006 joining four additional plaintiffs.

As previously reported, a similar age discrimination purported class action was filed against the Company in November 2005 in the Superior Court of Essex County, New Jersey on behalf of a class of New Jersey-based employees of the Company. The Company removed this case to the United States District Court for the District of New Jersey. In addition, three former employees filed age discrimination charges against the Company with the U.S. Equal Employment Opportunity Commission and the pertinent state agencies in Texas, Minnesota and California, during 2005. Such filings include allegations that the release of claims signed by certain former employees in the purported class defined in the charges is invalid for various reasons. The same law firm represents the plaintiffs and claimants in each of these proceedings.

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

In January 2005, the EPA issued a draft risk assessment for PFOA and submitted it for review to the EPA Science Advisory Board. The EPA document expresses the EPA’s preliminary assessment in terms of the margin of exposure between the levels of that compound that cause adverse health effects in laboratory animals and the levels found in human blood sera in the U.S. population. A panel convened by the Science Advisory Board issued a draft report in June 2005 and a revised draft in January 2006. In February 2006, the Science Advisory Board conditionally approved the revised draft of the panel, which among other things recommended that EPA classify PFOA under the EPA’s hazard descriptor of “likely to be carcinogenic to humans.” This descriptor has an explicit regulatory definition that turns on whether laboratory data shows the compound is a multisite carcinogen in animal studies and does not necessarily mean that the compound is likely to cause cancer in humans. The Company disagrees with this classification since the panel did not consider pertinent data. A final report is expected to be prepared and submitted by the Science Advisory Board to the EPA, which in turn will make a final risk assessment based on the report and additional data not considered by the Science Advisory Board. In January 2006, the EPA stated that to date it “is not aware of any studies specifically relating current levels of PFOA exposure to human health effects.”

As previously reported, the EPA signed a Memorandum of Understanding with the Company and Dyneon LLC, a subsidiary of the Company, in October, 2004, under which the Company is monitoring the potential presence of PFOA at and around the Company’s manufacturing facility in Decatur, Alabama. Activities are in progress pursuant to this Memorandum of Understanding.

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

In April 2006, the Company and the EPA reached a $1.5 million settlement to resolve reporting issues under the Toxic Substances Control Act (TSCA), including TSCA Section 8(e).  This settlement is the outcome of a previously disclosed multi-year self-audit that the Company in 1999 voluntarily agreed with the EPA to perform of its TSCA compliance.  That agreement established pre-negotiated penalties for each matter submitted to the EPA under the audit.   Recent reports in the news media that the settlement involved 244 “violations” of TSCA are inaccurate.  The EPA determined that only ten audit disclosures were TSCA reporting violations, none of which in EPA's view presented health or environmental concerns.  The remaining 234 matters identified in the audit involved scientific studies, many involving perfluorooctanyl chemistry, that were deemed by 3M to be potentially reportable but as to which no violation was determined by the EPA.  The Company is one of only a few companies to undertake a voluntary corporate wide TSCA audit under the EPA’s self-audit program.

Litigation: As previously reported, a former employee filed a purported class action lawsuit in 2002 in the Circuit Court of Morgan County, Alabama involving perfluorooctanyl chemistry. The lawsuit seeks unstated compensatory and punitive damages and alleges that the plaintiffs suffered fear, increased risk, sub clinical injuries and property damage from exposure to perfluorooctanyl chemistry at or near the Company’s Decatur, Alabama, manufacturing facility. The complaint also alleges that the Company acted improperly with respect to disclosures to workers concerning such chemistry. The Circuit Court in 2005 granted the Company’s motion to dismiss the named plaintiff’s personal injury-related claims on the basis that such claims are barred by the exclusivity provisions of the state’s Workers Compensation Act. Also in 2005, the judge in a second purported class action lawsuit (filed by three residents of Morgan County, Alabama seeking unstated compensatory and punitive damages involving alleged damage to their property from emissions of perfluorooctanyl compounds from the Company’s Decatur, Alabama, manufacturing facility that formerly produced those compounds) granted the Company’s motion to abate the case, effectively putting the case on hold pending the resolution of class certification issues in the action described above filed in the same court in 2002.

As previously reported, six residents of Washington County, Minnesota, filed in October 2004 a purported class action in the District Court of Washington County on behalf of Washington county residents whose property has allegedly been harmed and who have allegedly suffered personal injury from alleged emissions from the former perfluorooctanyl production facility at Cottage Grove, Minnesota. The lawsuit seeks unspecified damages in excess of $50,000 per plaintiff and class member. After the District Court granted the Company’s motion to dismiss the claims for medical monitoring and public nuisance in April 2005, the plaintiffs filed an amended complaint adding additional allegations involving other perfluoronated compounds manufactured by the Company, alleging additional legal theories in support of their claims, and seeking relief based on alleged contamination of the City of Oakdale municipal water supply and certain private wells in the vicinity of Lake Elmo, Minnesota. In April 2006, the plaintiffs filed a second amended complaint to add two additional plaintiffs. Pretrial proceedings are in progress and the court has scheduled a hearing on plaintiffs’ motion to certify the action as a class action for the fall of 2006.

Accrued Liabilities and Insurance Receivables Related to Legal Proceedings

The following table shows the major categories of on-going claims for which the Company has been able to estimate its probable liability and for which the Company has taken reserves and the related insurance receivables:

LIABILITY AND RECEIVABLE BALANCES

	Mar. 31	Dec. 31
(Millions)	2006	2005

Breast implant liabilities	$6	$7
Breast implant insurance receivables	104	130

Respirator mask/asbestos liabilities	216	210
Respirator mask/asbestos insurance receivables	455	447

Environmental remediation liabilities	30	30
Environmental remediation receivables	15	15

For those significant pending legal proceedings that do not appear in the table and that are not the subject of pending settlement agreements, the Company has determined that liability is not probable or the amount of the liability is not estimable, or both, and the Company is unable to estimate the possible loss or range of loss at this time. The amounts in the preceding table with respect to breast implant and environmental remediation represent the Company’s best estimate of the respective liabilities. The Company does not believe that there is any single best estimate of the respirator/mask/asbestos liability, nor that it can reliably estimate the amount or range of amounts by which the liability may exceed the reserve the Company has established. The Company has recorded liabilities with respect to the two pending transparent tape antitrust class action settlements.

Income taxes:

The Internal Revenue Service audit of years 1999-2001 is expected to be complete in the second quarter of 2006. At this time, the Company believes it has made an adequate provision for any additional tax liability arising from the completion of this audit.

NOTE 9. Business Segments

As described in 3M’s 2005 Annual Report on Form 10-K, effective in the first quarter of 2006, 3M made the following changes to its business segments:

•                  3M combined its Industrial and its Transportation business segments (which on a combined basis had previously reported 2005 sales of $5,578 million)

•                  3M’s Health Care business segment transferred certain products (2005 sales of $613 million), primarily comprised of 3M Personal Care Division products, to the combined Industrial and Transportation segment.

In addition, during the first quarter of 2006, certain adhesive tapes (2005 sales of $47 million) previously in the Industrial and Transportation segment were transferred to the construction and home improvement business within the Consumer and Office segment. On a reclassified basis, 2005 sales for Industrial and Transportation totaled $6,144 million. This new Industrial and Transportation segment is intended to leverage common markets, sales channels and customers, technologies, manufacturing facilities and selling processes. Further, 3M formed the Film and Materials Resource Division as a corporate resource for the development of films and materials. This resulted in the transfer of 3M’s commercial videotape business (2005 sales of $47 million), which 3M began to phase out in the fourth quarter of 2004, to the Corporate and Unallocated segment from the Display and Graphics segment.

Also, as described in 3M’s 2005 Annual Report on Form 10-K, effective January 1, 2006, 3M adopted SFAS No. 123R, which requires 3M to expense stock-based compensation. The Company has adopted SFAS No. 123R using the modified retrospective method. Effective January 1, 2006, all prior periods were revised to give effect to the fair-value-based method of accounting for awards granted in fiscal years beginning on or after January 1, 1995.

The financial information presented herein reflects the impact of all of the preceding changes for all periods presented.

Business Segment Information

	Three months ended March 31
(Millions)	2006	2005

NET SALES

Industrial and Transportation	$1,702	$1,524
Health Care	966	948
Display and Graphics	915	846
Consumer and Office	761	710
Electro and Communications	604	557
Safety, Security and Protection Services	631	557
Corporate and Unallocated	16	24
Total Company	$5,595	$5,166

OPERATING INCOME

Industrial and Transportation	$381	$308
Health Care	298	272
Display and Graphics	296	285
Consumer and Office	136	114
Electro and Communications	127	95
Safety, Security and Protection Services	164	126
Corporate and Unallocated	(33)	(47)
Total Company	$1,369	$1,153

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of 3M Company:

We have reviewed the accompanying consolidated balance sheet of 3M Company and its subsidiaries as of March 31, 2006, and the related consolidated statements of income and of cash flows for the three-month periods ended March 31, 2006 and 2005. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2005, and the related consolidated statements of income, of changes in stockholders’ equity and comprehensive income, and of cash flows for the year then ended, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005; and in our report dated February 13, 2006, we expressed unqualified opinions thereon. The consolidated financial statements and management’s assessment of the effectiveness of internal control over financial reporting referred to above are not presented herein. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2005, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived. As discussed in Note 1, the Company changed its accounting policy for stock-based compensation awards exchanged for employee services and accordingly the accompanying December 31, 2005 balance sheet reflects adjustments relating to this change. We have not audited the accompanying balance sheet.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Minneapolis, Minnesota
April 25, 2006

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

3M is a diversified global manufacturer, technology innovator and marketer of a wide variety of products. 3M manages its operations in six operating business segments: Industrial and Transportation, Health Care, Display and Graphics, Consumer and Office, Electro and Communications, and Safety, Security and Protection Services.

As described in 3M’s 2005 Annual Report on Form 10-K, effective in the first quarter of 2006, 3M made the following changes to its business segments:

•      3M combined its Industrial and its Transportation business segments (which on a combined basis had previously reported 2005 sales of $5,578 million)

•      3M’s Health Care business segment transferred certain products (2005 sales of $613 million), primarily comprised of 3M Personal Care Division products, to the combined Industrial and Transportation segment.

In addition, during the first quarter of 2006, certain adhesive tapes (2005 sales of $47 million) previously in the Industrial and Transportation segment were transferred to the construction and home improvement business within the Consumer and Office segment. On a reclassified basis, 2005 sales for Industrial and Transportation totaled $6,144 million. This new Industrial and Transportation segment is intended to leverage common markets, sales channels and customers, technologies, manufacturing facilities and selling processes. Further, 3M formed the Film and Materials Resource Division as a corporate resource for the development of films and materials. This resulted in the transfer of 3M’s commercial videotape business (2005 sales of $47 million), which 3M began to phase out in the fourth quarter of 2004, to the Corporate and Unallocated segment from the Display and Graphics segment.

Also, effective January 1, 2006, 3M adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R) which requires 3M to expense stock-based compensation. The Company has adopted SFAS No. 123R using the modified retrospective method. Effective January 1, 2006, all prior periods were revised to give effect to the fair-value-based method of accounting for awards granted in fiscal years beginning on or after January 1, 1995.

Stock-based compensation expense by segment for the three months ended March 31, 2006 and 2005 is summarized by business segment in the table that follows.

Stock-based compensation expense

	Three months ended
	March 31
(Dollars in millions)	2006	2005	Change

Industrial and Transportation	$7	$20	$(13)
Health Care	6	17	(11)
Display and Graphics	3	10	(7)
Consumer and Office	3	10	(7)
Electro and Communications	3	7	(4)
Safety, Security and Protection Services	3	7	(4)
Total Company	$25	$71	(46)

The financial information presented herein reflects the impact of all of the above changes for all periods presented.

For the three months ended March 31, 2006, 3M reported net sales of $5.595 billion and net income of $899 million, or $1.17 per diluted share, compared with net sales of $5.166 billion and net income of $771 million, or $0.97 per diluted share, for the three months ended March 31, 2005. Diluted earnings per share increased 20.6%. Included in diluted earnings per share is two cents related to the expensing of stock options for the first quarter of 2006 compared to six cents for the first quarter of 2005. This year-on-year decrease in stock option expense is primarily the result of a change in 3M’s options vesting period from one year to three years starting with the May 2005 stock option grant.

Operating income improvement for the three months ended March 31, 2006 was broad-based, with four of 3M’s six business segments posting double-digit operating income increases. 3M’s strong sales volumes, a decline in operating expenses as a percent of sales, and lower stock-based compensation expense enabled 3M to achieve operating income margins of 24.5% for the three months ended March 31, 2006, compared with 22.3% in the same period last year. Stock option expense related to the adoption of SFAS No. 123R reduced operating income by $25 million in the first quarter of 2006 compared to $71 million in the first quarter of 2005, accounting for 1.0% of the 2.2% improvement in operating income margins. The following table summarizes sales and operating income results by business segment, including the impact of stock-based compensation.

	Three months ended March 31
	2006		2005		% change
	Net	Oper.	Net	Oper.	Net	Oper.
(Millions)	Sales	Income	Sales	Income	Sales	Income

Industrial and Transportation	$1,702	$381	$1,524	$308	11.6%	23.8%
Health Care	966	298	948	272	1.9%	9.7%
Display and Graphics	915	296	846	285	8.1%	3.8%
Consumer and Office	761	136	710	114	7.2%	19.3%
Electro and Communications	604	127	557	95	8.4%	33.2%
Safety, Security and Protection Services	631	164	557	126	13.4%	30.3%
Corporate and Unallocated	16	(33)	24	(47)

Total Company	$5,595	$1,369	$5,166	$1,153	8.3%	18.8%

Sales growth for the three months ended March 31, 2006, was broad-based. Local-currency sales growth (defined as volume plus selling price) was 10.4% for the first quarter of 2006, with organic local-currency growth of 8.1% and acquisitions, primarily CUNO, adding 2.3%. The timing of the Easter holiday had a favorable impact of approximately 1% on worldwide sales growth in the first quarter of 2006. All segments posted year-on-year organic local currency growth, ranging from Health Care, which was up 4.9%, to Safety and Security, which experienced local-currency sales growth of over 15%. Refer to the Performance by Business Segment section for a more detailed discussion of the results of the respective segments.

Geographically, Asia Pacific led organic local-currency sales growth in the first quarter of 2006, with an increase of 12.0%. Organic local-currency sales increased 7.9% in Europe, including a favorable impact from the timing of the Easter holiday of approximately 4%. Organic local-currency sales increased 7.4% in the United States and was up 1.2% in the combined Latin America and Canada area. Currency effects decreased international sales by 3.5%.  Foreign currency translation effects reduced Europe sales by 7.8% and Asia Pacific sales by 2.8%, as the U.S. dollar strengthened against these currencies. Foreign currency translation positively impacted the combined Latin America and Canada area sales by 7.4%, as the U.S. dollar weakened against these currencies.

3M generated $618 million of operating cash flows for the three months ended March 31, 2006, which was a decrease of $353 million compared to the three months ended March 31, 2005, primarily due to two reasons. First, 3M invested in working capital in the first quarter due to higher receivables related to increased sales revenue levels as well as building inventory in anticipation of continued firm sales volumes. Second, 3M made higher estimated tax payments to the Internal Revenue Service in the first quarter of 2006 compared to the first quarter last year, primarily related to the record level of dividend repatriation from foreign subsidiaries back to the U.S. during the last half of 2005, including the portion related to the American Jobs Creation Act.

For the three months ended March 31, 2006, the Company utilized $598 million of cash to repurchase 3M common stock and pay dividends.  3M’s Board of Directors has authorized the repurchase of up to $2 billion of the Company’s stock between February 13, 2006 and February 28, 2007. 3M’s Board also authorized a dividend increase of 9.5% for 2006, marking the 48th consecutive year of annual dividend increases for 3M. 3M’s debt to total capital ratio (total capital defined as debt plus equity) as of March 31, 2006, was 19%. 3M has an AA credit rating from Standard & Poor’s and an Aa1 credit rating from Moody’s Investors Service.

3M expects continued strong sales and earnings growth throughout the rest of 2006. As previously announced, 3M is pursuing strategic alternatives for its branded pharmaceuticals business. 3M believes the best way to maximize this business’ potential is for it to be free to pursue separate strategies under a dedicated pharmaceutical company.

RESULTS OF OPERATIONS

Percent change information compares the first quarter of 2006 with the same period last year, unless otherwise indicated.

Net Sales:

	Three months ended
	March 31, 2006
	Worldwide	U.S.	International
Net sales (millions)	$5,595	$2,146	$3,449
Components of net sales change:
Volume – organic	8.1%	5.3%	9.8%
Volume – acquisitions	2.3	3.4	1.7
Volume – total	10.4	8.7	11.5
Price	—	2.1	(1.2)
Total local-currency sales	10.4	10.8	10.3
Translation	(2.1)	—	(3.5)
Total sales change	8.3%	10.8%	6.8%

In the first quarter of 2006, local-currency sales growth was broad based. Worldwide sales in dollars increased 8.3%, with organic volumes up 8.1% and acquisitions adding 2.3% to growth. Selling prices in the first quarter were flat while year-on-year currency translation reduced reported sales by 2.1%. In the U.S., sales improved 10.8% in the first quarter, with organic local-currency growth of 7.4%, with volume up 5.3% and selling prices adding 2.1%. Acquisitions added 3.4% to U.S. sales growth in the first quarter. International sales were up 6.8% in U.S. dollar terms. Local-currency sales were up 10.3%, with organic volume up 9.8% and selling prices down 1.2%. International selling prices continue to be negatively impacted by businesses that serve the consumer electronics industry. However, total revenue growth in our consumer electronic related businesses remain strong. Currency translation reduced international sales by 3.5%. Refer to the “Performance by Business Segment” section for additional discussion of sales change by segment.

On a geographic basis, Asia Pacific organic local-currency sales increased 12.0% in the first quarter, with Japan up almost 3.0% and the rest of the area up 18%. Acquisitions added 1.8% of additional growth in the quarter. All six businesses in the Asia Pacific area posted local-currency sales growth in the first quarter of 2006. Europe delivered 7.9% organic local-currency growth in the first quarter of 2006. Acquisitions added an additional 1.6% of growth to Europe. Since Easter is in the second-quarter in 2006 compared with the first quarter in 2005, first quarter 2006 local-currency sales growth benefited by an estimated 4% in Europe due to additional billing days. U.S. organic sales growth in the first quarter was 7.4%, as four of six businesses delivered double-digit organic local-currency sales growth. Acquisitions added 3.4% to growth in the U.S. in the first quarter of 2006. In the combined Latin America and Canada area, the Company posted 1.2% organic local-currency growth. Excluding the decline of 3M’s CRT rear projection lens business in Mexico and the move of a flex circuits customer from Puerto Rico to Singapore, local-currency sales would have been approximately 4% higher. Sales in Latin America and Canada were led by Consumer and Office, Health Care and the Industrial and Transportation businesses. The CUNO, Incorporated acquisition added an additional 1.7% to growth in the quarter in the Latin America and Canada area.

Operating Expenses:

	Three months ended
	March 31
(Percent of net sales)	2006	2005	Change
Cost of sales	48.6%	49.3%	(0.7)%
Selling, general and administrative expenses	21.1	22.2	(1.1)
Research, development and related expenses	5.8	6.2	(0.4)
Operating income	24.5%	22.3%	2.2%

As previously mentioned, all amounts presented include the impact of stock option expensing.

Cost of sales as a percent of net sales were down seven-tenths of one percentage point in the first quarter compared to the same periods in 2005. Cost of sales benefited from the combination of productivity gains in our factories along with volume and favorable product mix benefits which helped offset the impact of inflationary pressures.

Lower stock-based compensation cost benefited cost of sales by two-tenths of one percentage point. Raw material costs increased approximately 4% for the first quarter of 2006 when compared to the same periods in 2005, with this impact mitigated through commodity hedging programs and negotiated supply contracts.  Cost of sales includes manufacturing, engineering and freight costs.

Selling, general and administrative (SG&A) expenses as a percent of net sales was down 1.1 percentage points when compared to the same period in 2005, despite aggressive investing in areas where there is a clear line of site to revenue growth – namely advertising, promotional programs and customer-facing employees. Lower stock option expense accounted for six-tenths of one percentage point of the decrease.

Operating Income:

3M uses operating income as one of its primary business segment performance measurement tools.  Operating income has steadily improved the past few years, helped by solid sales growth and positive benefits from 3M’s corporate initiatives.  3M’s strong sales volumes, a decline in operating expenses as a percent of sales, and lower stock-based compensation expense enabled 3M to achieve operating income margins of 24.5% for the three months ended March 31, 2006, compared with 22.3% in the same period last year.

Interest Expense and Income:

	Three months ended
	March 31
(Millions)	2006	2005
Interest expense	$22	$20
Interest income	(8)	(16)
Total	$14	$4

Interest expense increased slightly for the first quarter of 2006 when compared to the same period in 2005, with a penalty from higher interest rates partially offset by a benefit from lower average debt balances. Interest income was lower in the first quarter of 2006, with lower average cash balances partially offset by higher interest rates.

Provision for Income Taxes:

	Three months ended
	March 31
(Percent of pre-tax income)	2006	2005
Effective tax rate	32.7%	31.6%

The tax rate for the first quarter of 2006 was 32.7%, compared to 31.6% in the first quarter of 2005. The tax rate increased for two primary reasons. First, the tax rate in the first quarter of 2006 reflects a minimal benefit for disqualified exercises of Incentive Stock Options compared to a larger benefit in the first quarter of 2005. Second, the tax rate in the first quarter of 2006 reflects an increase due to the expiration of the Research & Development (R&D) and Orphan Drug Credits on December 31, 2005. In the event legislation is enacted to reinstate the R&D and Orphan Drug Credits, the impact would be reflected in the Company’s tax rate in future quarters.

The Internal Revenue Service audit of years 1999-2001 is expected to be complete in the second quarter of 2006. At this time, the Company believes it has made an adequate provision for any additional tax liability arising from the completion of this audit.

Minority Interest:

	Three months ended
	March 31
(Millions)	2006	2005
Minority Interest	$13	$15

Minority interest expense eliminates the income or loss attributable to non-3M ownership interests in 3M consolidated entities. 3M’s most significant consolidated entity with non-3M ownership interests is Sumitomo 3M Limited (3M owns 75% of Sumitomo 3M Limited). The decrease in the first three months of 2006 related primarily to foreign currency translation effects which reduced Sumitomo 3M Limited operating income as reported in U.S. dollars, as the U.S. dollar strengthened significantly against the Japanese yen when compared to the same period last year.

Currency Effects:

3M estimates that year-on-year currency effects, including hedging impacts, increased net income by approximately $5 million for the three months ended March 31, 2006. This estimate includes the effect of translating profits from local currencies into U.S. dollars; the impact of currency fluctuations on the transfer of goods between 3M operations in the United States and abroad; and transaction gains and losses, including derivative instruments designed to reduce foreign currency exchange rate risks. 3M estimates that year-on-year derivative and other transaction gains and losses increased net income by approximately $20 million for the three months ended March 31, 2006.

New Accounting Pronouncements:

Information regarding new accounting pronouncements is included in Note 1 to the Consolidated Financial Statements. As discussed in Note 1, SFAS No. 123R requires recognition under a non-substantive vesting period approach, requiring compensation expense recognition when an employee is eligible to retire. 3M employees in the U.S. are eligible to retire beginning at age 55 and after having completed five years of service. Approximately 25 to 30% of the number of stock-based compensation awards are made to this population. The Company changed to the non-substantive vesting period approach for new stock compensation grants made after the Company’s adoption of SFAS No. 123R on January 1, 2006. Therefore, primarily beginning in May 2006 with the annual MSOP grant, immediate expensing of those stock-based compensation awards granted to employees eligible to retire will result in a higher compensation expense in the second quarter than historically recognized in comparable prior periods.

In March 2006, the FASB issued Proposed SFAS Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132R. This exposure draft impacts the valuation of the additional minimum pension liability by recognition of previously unrecognized items including the unrecognized net transition assets or obligations recognized as an adjustment to retained earnings and unrecognized actuarial gain/loss and unrecognized prior service cost/credits recognized as an adjustment to other comprehensive income. The Company is presently reviewing the potential impact of this proposed financial accounting standard.

PERFORMANCE BY BUSINESS SEGMENT

Disclosures relating to 3M’s business segments are provided in Note 9 to the Consolidated Financial Statements.

Information related to 3M’s business segments is presented in the tables that follow.  Local-currency sales (which includes both organic and acquisition volume impacts plus price impacts) are provided for each segment.  The translation impact and total sales change are also provided for each segment. Operating income in all segments benefited from lower stock-based compensation expense, which is summarized in a table included in the overview section.

Industrial and Transportation Business:

	Three months ended
	March 31
	2006	2005
Sales (millions)	$1,702	$1,524
Sales change analysis:
Local currency (volume and price)	14.0%	3.2%
Translation	(2.4)	2.9
Total sales change	11.6%	6.1%

Operating income (millions)	$381	$308
Percent change	23.8%	8.6%
Percent of sales	22.4%	20.2%

The Industrial and Transportation segment serves a broad range of markets, such as appliance, paper and packaging, food and beverage, and automotive. Industrial and Transportation products include tapes, a wide variety of coated and non-woven abrasives, adhesives, specialty materials, supply chain execution software solutions, closures for disposable diapers, and components and products that are used in the manufacture, repair and maintenance of automotive, marine, aircraft and specialty vehicles.

In Industrial and Transportation, local-currency sales grew 14.0% in the first quarter of 2006, including 7.5% from the August 2005 acquisition of CUNO. Organic sales growth was led by strong performance in the industrial adhesives and tapes business and the automotive aftermarket business. Innovative automotive products, such as our paint preparation system, are driving growth by improving customer productivity. 3M’s personal care diaper tape business has been declining as 3M’s pricing strategy to improve the profitability of the business has decreased sales volume. 3M continues to work hard to recover volume over time by bringing new products to customers. The sales decline in the personal care business negatively impacted the Industrial and Transportation segment sales growth by 1.4% in the first quarter of 2006. Operating income improved 23.8% to $381 million.

Health Care Business:

	Three months ended
	March 31
	2006	2005
Sales (millions)	$966	$948
Sales change analysis:
Local currency (volume and price)	4.9%	5.5%
Translation	(3.0)	2.6
Total sales change	1.9%	8.1%

Operating income (millions)	$298	$272
Percent change	9.7%	21.5%
Percent of sales	30.8%	28.7%

The Health Care segment serves markets that include medical, surgical, pharmaceutical, dental and orthodontic, health information systems and personal care. Products provided to these markets include medical and surgical supplies, skin health and infection prevention products, pharmaceuticals, drug delivery systems, dental and orthodontic products, health information systems and microbiology products.

Health Care reported local-currency sales growth of 4.9% in the first quarter of 2006. Excluding 3M’s pharmaceutical business, which is approximately 20% of Health Care, first quarter 2006 local-currency sales were up 6.8%. 3M’s medical and dental businesses grew at a double-digit local-currency sales rate in the first quarter, driven by the strength of the infection protection and acute wound care portfolio, leading positions in new products such as Littman electronic stethoscopes, and innovative dental products such as Lava crowns and bridges digital dentistry system. Geographically, local currency sales growth was led by the Asia Pacific region where 3M is focused on driving its broad-based infection protection and dental platforms into the rapidly growing health care markets in the developing countries. In April 2006, 3M completed its acquisition of OMNII Oral Pharmaceuticals. Adding OMNII’s preventive expertise, products and capability to educate customers will enable 3M to deliver more value to dental practices while participating in a rapidly growing segment.

3M announced on April 4, 2006 that it would explore strategic alternatives for its global branded pharmaceuticals business and immune response modifier platform. 3M believes that in today’s very competitive pharmaceutical marketplace, continued success in its branded pharmaceuticals business requires broad pipelines of new drugs, significant investments, and a longer term risk-reward business model than what applies to most other 3M businesses. 3M believes the best way for this business to grow is for it to be free to pursue separate strategies under the direction of a dedicated pharmaceutical industry company with a business model better suited to maximize its potential. This business is a valuable asset and there may be more opportunities for technology and market synergies with a company other than 3M.

Display and Graphics Business:

	Three months ended
	March 31
	2006	2005
Sales (millions)	$915	$846
Sales change analysis:
Local currency (volume and price)	9.5%	1.7%
Translation	(1.4)	1.4
Total sales change	8.1%	3.1%

Operating income (millions)	$296	$285
Percent change	3.8%	(2.0)%
Percent of sales	32.4%	33.7%

The Display and Graphics segment serves markets that include electronic display, touch screen, traffic safety and commercial graphics. This segment includes optical film and lens solutions for electronic displays; touch screens and touch monitors; reflective sheeting for transportation safety; and commercial graphics systems.

Display and Graphics local-currency sales grew 9.5% for the first quarter of 2006. As in previous quarters, Display and Graphics sales and operating income growth was impacted by the continuing decline in lens systems for the CRT rear projection television market. This decline negatively impacted first quarter 2006 net sales by 3.5% and operating income by 8.3%. The ongoing strength of the consumer electronics industry drove double-digit local-currency year-on-year sales growth for 3M’s proprietary optical films and components business, with sales in the first quarter of 2006 matching fourth quarter 2005’s strong performance. Pricing in our LCD films business remained at a similar rate to last quarter as a result of ongoing industry pricing pressure. Focused capital investments are being deployed to accelerate commercialization of next generation reflective polarizer films to meet the long-term cost and performance requirements of the growing LCD TV market. Commercial Graphics delivered strong local-currency sales growth in the first quarter of 2006 with strong end market penetration and differentiated products that offer superior value to customers. Traffic systems continued the momentum from the second half of 2005 with a continued focus on innovative new products such as diamond grade reflective traffic signs.

Consumer and Office Business:

	Three months ended
	March 31
	2006	2005
Sales (millions)	$761	$710
Sales change analysis:
Local currency (volume and price)	8.4%	(0.2)%
Translation	(1.2)	2.2
Total sales change	7.2%	2.0%

Operating income (millions)	$136	$114
Percent change	19.3%	(3.0)%
Percent of sales	17.8%	16.0%

The Consumer and Office segment serves markets that include consumer retail, office retail, education, home improvement, building maintenance and other markets. Products in this segment include office supply products, stationery products, construction and home improvement products, home care products, protective material products (including consumer health care products such as bandages) and visual systems products.

Consumer and Office organic local-currency sales growth of 8.1% was broad-based across the portfolio. The acquisition of InterChemall, a Polish manufacturer of home care products, added an additional 0.3% of growth in the first quarter. 3M continues to penetrate its large key accounts with new products that have unique functionality along with customer inspired design, such as 3M’s line of NexcareTM consumer health care products. 3M recently launched its Post-it ® Picture Paper, which is being supported by a national advertising campaign. 3M’s Visual Systems business, primarily analog overhead and electronic projectors and film, continued to experience a decline and reduced overall

Consumer and Office sales by 1.7% in the first quarter of 2006. Operating income increased 19.3% in the first quarter of 2006 to $136 million.

Electro and Communications Business:

	Three months ended
	March 31
	2006	2005
Sales (millions)	$604	$557
Sales change analysis:
Local currency (volume and price)	10.6%	(1.4)%
Translation	(2.2)	2.4
Total sales change	8.4%	1.0%

Operating income (millions)	$127	$95
Percent change	33.2%	33.4%
Percent of sales	21.0%	17.1%

The Electro and Communications segment serves the electrical, electronics and communications industries, including electrical utilities; electrical construction, maintenance and repair; OEM electrical and electronics; computers and peripherals; consumer electronics; telecommunications central office, outside plant and enterprise; as well as aerospace, military, automotive and medical markets; with products that enable the efficient transmission of electrical power and speed the delivery of information and ideas. Products include electronic and interconnect solutions, micro interconnect systems, high-performance fluids, high-temperature and display tapes, telecommunications products and electrical products.

Electro and Communications organic local-currency growth in the first quarter of 2006 was 9.9%. with an additional 0.7% coming from the acquisition of flexible circuit technology for machines from Siemens. This follows strong double-digit organic local-currency growth in the fourth quarter of 2005. Electro and Communications sales growth was driven by strong growth in consumer electronics, where 3M products such as Form-in-Place Gaskets for sealing hard disk drive covers, flexible circuits, films, adhesives and tapes for bonding, protection and vibration dampening solve the unique needs of a diverse and global electronics manufacturing customers. 3M also posted strong local-currency growth in its Electrical Markets business, where 3M provided a wide array of insulating, testing and sensing solutions to the electrical utility and infrastructure industries. Operating income increased 33.2% to $127 million.

Safety, Security and Protection Services Business:

	Three months ended
	March 31
	2006	2005
Sales (millions)	$631	$557
Sales change analysis:
Local currency (volume and price)	15.6%	3.0%
Translation	(2.2)	2.6
Total sales change	13.4%	5.6%

Operating income (millions)	$164	$126
Percent change	30.3%	4.6%
Percent of sales	26.0%	22.6%

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

Safety, Security and Protection Services local-currency sales increased 15.6%. The continued global threat of events such as terrorism, natural disasters, SARS and Avian flu helped raise awareness of the importance of personal protective equipment, especially respiratory protection for overall health. 3M is continuing to invest in additional capacity, particularly for our respiratory and roofing granules business, to support higher end market growth. Geographically, local-currency growth was positive across all regions, led by Europe, Asia Pacific and the U.S. The Company experienced broad based growth in safety solutions, including respiratory, hearing, eye and face protection, along with robust demand for cleaning and protection products for commercial and residential buildings. Operating income increased 30.3% in the first quarter of 2006 to $164 million.

FINANCIAL CONDITION AND LIQUIDITY

The Company’s net debt position is as follows:

	Mar. 31	Dec. 31
(Millions)	2006	2005

Total Debt	$2,634	$2,381
Less: Cash and cash equivalents and marketable securities	1,296	1,072
Net Debt	$1,338	$1,309

Total debt at both March 31, 2006 and December 31, 2005, was approximately 19% of total capital (total capital is defined as debt plus equity). 3M believes its ongoing cash flows provide ample cash to fund expected investments and capital expenditures. The Company has an AA credit rating from Standard & Poor’s and an Aa1 credit rating from Moody’s Investors Service.  The Company has sufficient access to capital markets to meet currently anticipated growth and acquisition investment funding needs. The Company does not utilize derivative instruments linked to the Company’s stock. However, the Company does have contingently convertible debt that, if conditions for conversion are met, is convertible into shares of 3M Company stock (refer to Note 1 in this document).

The Company’s financial condition and liquidity remain strong.  Various assets and liabilities, including cash and short-term debt, can fluctuate significantly from month-to-month depending on short-term liquidity needs.  Working capital (defined as current assets minus current liabilities) totaled $2.464 billion at March 31, 2006, increasing $587 million from December 31, 2005, with this increase driven by higher accounts receivable, inventories and marketable securities partially offset by higher short-term debt. Primary short-term liquidity needs are provided through U.S. commercial paper and euro commercial paper issuances.  Medium-term note shelf borrowing capacity totaled $1.438 billion as of March 31, 2006.  Credit support for outstanding commercial paper is provided by a five-year $565 million credit agreement established in March 2005 among a group of primary relationship banks. This $565 million credit facility provides up to $115 million in letters of credit ($97 million of which was utilized at March 31, 2006), with provisions for increasing this limit up to $150 million. This credit agreement requires 3M to maintain a capitalization ratio at no more than 0.60 to 1 at the end of each quarter. This ratio is calculated as funded debt (including all borrowed money and letters of credit utilized) to the sum of funded debt and equity. At March 31, 2006, this ratio was approximately 0.20 to 1.  To benefit from the SEC Securities Offering Reform rules applicable to well-known seasoned issuers, the Company filed a shelf registration statement on Form S-3 with the SEC on February 24, 2006, which became effective automatically, to register an indeterminate amount of debt or equity securities for future sales.  No securities were issued off this shelf.  The Company intends to use the proceeds from future securities sales off this shelf for general corporate purposes.

The Company uses various working capital measures that place emphasis and focus on certain working capital assets and liabilities. These measures are not defined under U.S. generally accepted accounting principles and may not be computed the same as similarly titled measures used by other companies.  One of the primary working capital measures 3M uses is a combined index, which includes accounts receivables, inventory and accounts payable. This combined index (defined as quarterly net sales – fourth quarter at year-end – multiplied by four, divided by ending net accounts receivable plus inventory less accounts payable) was 5.4 at March 31, 2006, down from 5.7 at December 31, 2005, and also a decrease from 5.6 at March 31, 2005. Receivables increased $267 million, or 9.4%, compared with December 31, 2005, with higher March 2006 sales compared to December 2005 sales contributing to the increase.  Inventories increased $217 million, or 10.0%, compared with December 31, 2005. 3M invested in working capital in the first quarter in anticipation of continued firm sales volumes. Accounts payable increased $86 million compared with December 31, 2005.

Cash Flows from Operating Activities:

	Three months ended
	March 31
(Millions)	2006	2005

Net income	$899	$771
Depreciation and amortization	246	242
Company pension contributions	(52)	(54)
Company postretirement contributions	(13)	(33)
Company pension expense	77	89
Company postretirement expense	22	27
Income taxes (deferred and accrued income taxes)	(66)	140
Accounts receivable	(239)	(168)
Inventories	(200)	(114)
Accounts payable	73	55
Product and other insurance receivables and claims	(18)	(32)
Other – net	(111)	48
Net cash provided by operating activities	$618	$971

Cash flows from operating activities can fluctuate significantly from period to period, as pension funding decisions, tax timing differences and other items can significantly impact cash flows.  In the first three months of 2006, cash flows provided by operating activities decreased $353 million. First, 3M invested in working capital in the first quarter due to higher receivables related to increased sales revenue levels as well as building inventory in anticipation of continued firm sales volumes. Second, 3M made higher estimated tax payments to the Internal Revenue Service in the first quarter of 2006 compared to the first quarter last year, primarily related to the record level of dividend repatriation from foreign subsidiaries back into the U.S. during the last half of 2005, including the portion related to the American Jobs Creation Act. The category “Other-net” in the preceding table reflects changes in other asset and liability accounts. For example, annual rebates to be paid to customers are accrued as a liability throughout the year as earned, with significant payments to customers typically occurring in the first quarter of each year.

Cash Flows from Investing Activities:

	Three months ended
	March 31
(Millions)	2006	2005

Purchases of property, plant and equipment (PP&E)	$(190)	$(235)
Proceeds from sale of PP&E and other assets	16	20
Acquisitions, net of cash acquired	(22)	—
Purchases of investments	(397)	(700)
Proceeds from sale of investments	5	613
Net cash used in investing activities	$(588)	$(302)

Investments in property, plant and equipment enable growth in diverse markets, helping to meet product demand and increasing manufacturing efficiency. The Company expects capital expenditures to accelerate throughout 2006 to approximately $1.1 billion for the year, compared with $943 million in 2005. This acceleration is demand driven, as capital needs are to a large extent supporting growing businesses such as optical films, medical products, commercial graphics, Scotch blue masking tape, roofing granules, respiratory protection products and Filtrete filters, to name a few. The rapid growth in developing economies, one of 3M’s most significant opportunities for sustainable top-line growth, is also increasing the need for additional capital over the next several quarters.

Refer to Note 2 in this Quarterly Report on Form 10-Q for information on 2006 acquisitions. The Company is actively considering additional acquisitions, investments and strategic alliances.

In the Consolidated Statement of Cash Flows, “Purchases of Investments” and “Proceeds from Sale of Investments” in the first three months of 2006 are attributable to auction rate securities and asset-backed securities, which are classified as available-for-sale.

Cash Flows from Financing Activities:

	Three months ended
	March 31
(Millions)	2006	2005

Change in short-term debt – net	$417	$48
Repayment of debt (maturities greater than 90 days)	(148)	(10)
Proceeds from debt (maturities greater than 90 days)	—	69
Total change in debt	$269	$107
Purchases of treasury stock	(251)	(671)
Reissuances of treasury stock	100	195
Dividends paid to stockholders	(347)	(324)
Distributions to minority interests and other – net	1	(25)
Net cash used in financing activities	$(228)	$(718)

Total debt at March 31, 2006, was $2.634 billion, up from $2.381 billion at December 31, 2005, with the increase primarily due to commercial paper issuances. There were no new long-term debt issuances in the first three months of 2006. In the first three months of 2006, the increase in net short-term debt of $417 million includes the portion of short-term debt with original maturities of 90 days or less, which primarily represents commercial paper activity. The repayment of debt for maturities greater than 90 days also primarily relates to commercial paper activity.

Repurchases of common stock are made to support the Company’s stock-based employee compensation plans and for other corporate purposes.  On February 13, 2006, the Board of Directors authorized the purchase of $2.0 billion of the Company’s common stock between February 13, 2006 and February 28, 2007. Refer to the table titled “Issuer Purchases of Equity Securities” in Part II, Item 2, for more information.

In February 2006, the Board of Directors increased the quarterly dividend on 3M common stock by 9.5% to 46 cents per share, equivalent to an annual dividend of $1.84 per share. This marked the 48th consecutive year of dividend increases.  Other cash flows from financing activities include distributions to minority interests, changes in cash overdraft balances, and principal payments for capital leases.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.The Company may also make forward-looking statements in other reports filed with the Securities and Exchange Commission, in materials delivered to stockholders and in press releases. In addition, the Company’s representatives may from time to time make oral forward-looking statements.

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

Forward-looking statements are based on certain assumptions and expectations of future events and trends that are subject to risks and uncertainties. Actual future results and trends may differ materially from historical results or those reflected in any such forward-looking statements depending on a variety of factors. Discussion of these factors is incorporated by reference from Part II, Item 1A, “Risk Factors”, of this document and from Part I, Item 1A, “Risk Factors” of our 2005 Annual Report on Form 10-K, and should be considered an integral part of Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

In the context of Item 3, market risk refers to the risk of loss arising from adverse changes in financial and derivative instrument market rates and prices, such as fluctuations in interest rates and currency exchange rates.  For a discussion of sensitivity analysis related to these types of market risks, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in 3M’s Annual Report on Form 10-K for the year ended December 31, 2005.  The Company believes that there have been no material changes in these market risks since year-end 2005.

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

3M COMPANY

FORM 10-Q

For the Quarterly Period Ended March 31, 2006

PART II.  Other Information

Item 1. Legal Proceedings.

Discussion of legal matters is incorporated by reference from Part I, Item 1, Note 8, “Commitments and Contingencies”, of this document, and should be considered an integral part of Part II, Item 1, “Legal Proceedings”.

Item 1A. Risk Factors.

The most significant risk factors applicable to the Company are described in Part I, Item 1A “Risk Factors” of 3M’s Annual Report on Form 10-K for the year ended December 31, 2005. There have been no material changes from the risk factors previously disclosed in 3M’s report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(e) Issuer Purchases of Equity Securities

Repurchases of common stock are made to support the Company’s stock-based employee compensation plans and for other corporate purposes.  On November 8, 2004, the Board of Directors authorized the purchase of $2 billion of the Company’s common stock between January 1, 2005 and January 31, 2006. In October 2005, 3M’s Board of Directors authorized the repurchase of an additional $300 million of the Company’s common stock through January 31, 2006. This increased the total repurchase authorization to $2.3 billion for the period between January 1, 2005 and January 31, 2006.  On February 13, 2006, the Board of Directors authorized the purchase of $2.0 billion of the Company’s common stock between February 13, 2006 and February 28, 2007.

Issuer Purchases of Equity Securities (registered pursuant to Section 12 of the Exchange Act)

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
				(Millions)
January 1-31, 2006	140,646	$75.33	30,000	$2
February 1-28, 2006	754,242	$73.46	665,100	$1,951
March 1-31, 2006	1,819,405	$73.75	1,771,700	$1,821
Total January 1 – March 31, 2006	2,714,293	$73.75	2,466,800	$1,821

(1) The total number of shares purchased includes: (i) shares purchased under the Board’s authorizations described above, and (ii) shares purchased in connection with the exercise of stock options (which combined totaled 110,646 shares in January 2006, 89,142 shares in February 2006, 47,705 shares in March 2006).

Item 3. Defaults Upon Senior Securities. – No matters require disclosure.

Item 4. Submission of Matters to a Vote of Security Holders. – No matters require disclosure.

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

Date: May 1, 2006

	By	/s/ Patrick D. Campbell
Patrick D. Campbell,
Senior Vice President and Chief Financial Officer

(Mr. Campbell is the Principal Financial Officer and has
been duly authorized to sign on behalf of the Registrant.)