Form 10-Q
period 2006-06-30
3M CO
filed 2006-08-04
CIK 66740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

Commission file number 1-3285

3M COMPANY

State of Incorporation: Delaware	I.R.S. Employer Identification No. 41-0417775

Principal executive offices: 3M Center, St. Paul, Minnesota 55144

Telephone number: (651) 733-1110

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.  Yes  ☒  .  No ☐ .

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒         Accelerated filer  ☐            Non-accelerated filer  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐.  No  ☒.

Shares of common stock outstanding at June 30, 2006:  753,234,766.

This document (excluding exhibits) contains 42 pages.
The table of contents is set forth on page 2.
The exhibit index begins on page 40.

3M COMPANY

FORM 10-Q

For the Quarterly Period Ended June 30, 2006

3M COMPANY

FORM 10-Q

For the Quarterly Period Ended June 30, 2006

PART I.  Financial Information

Item 1.  Financial Statements.

Consolidated Statement of Income
(Unaudited)

3M Company and Subsidiaries

	Three months ended		Six months ended
	June 30		June 30
(Millions, except per share amounts)	2006	2005	2006	2005
Net sales	$5,688	$5,294	$11,283	$10,460
Operating expenses
Cost of sales	2,840	2,602	5,561	5,151
Selling, general and administrative expenses	1,322	1,130	2,505	2,274
Research, development and related expenses	351	318	673	638
Total	4,513	4,050	8,739	8,063
Operating income	1,175	1,244	2,544	2,397

Interest expense and income
Interest expense	25	19	47	39
Interest income	(14)	(16)	(22)	(32)
Total	11	3	25	7

Income before income taxes and minority interest	1,164	1,241	2,519	2,390
Provision for income taxes	272	475	715	838
Minority interest	10	12	23	27
Net income	$882	$754	$1,781	$1,525

Weighted average common shares outstanding – basic	755.1	768.0	754.7	769.8
Earnings per share – basic	$1.17	$0.98	$2.36	$1.98

Weighted average common shares outstanding – diluted	770.4	785.0	769.5	788.2
Earnings per share – diluted	$1.15	$0.96	$2.31	$1.94

Cash dividends paid per common share	$0.46	$0.42	$0.92	$0.84

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

Consolidated Balance Sheet
(Unaudited)

3M Company and Subsidiaries

	June 30	Dec. 31
(Dollars in millions, except per share amounts)	2006	2005

Assets
Current assets
Cash and cash equivalents	$987	$1,072
Marketable securities - current	259	—
Accounts receivable – net	3,171	2,838
Inventories
Finished goods	1,212	1,050
Work in process	797	706
Raw materials and supplies	548	406
Total inventories	2,557	2,162
Other current assets	1,127	1,043
Total current assets	8,101	7,115

Marketable securities - non-current	63	—
Investments	280	272
Property, plant and equipment	16,420	16,127
Less: Accumulated depreciation	(10,777)	(10,534)
Property, plant and equipment – net	5,643	5,593
Goodwill	3,572	3,473
Intangible assets – net	501	486
Prepaid pension and postretirement benefits	2,809	2,905
Other assets	1,064	964
Total assets	$22,033	$20,808

Liabilities and Stockholders’ Equity
Current liabilities
Short-term borrowings and current portion of long-term debt	$1,458	$1,072
Accounts payable	1,343	1,256
Accrued payroll	489	469
Accrued income taxes	741	989
Other current liabilities	1,395	1,452
Total current liabilities	5,426	5,238

Long-term debt	1,253	1,309
Other liabilities	3,832	3,866
Total liabilities	$10,511	$10,413

Commitments and contingencies (Note 9)

Stockholders’ equity
Common stock par value, $.01 par value, 944,033,056 shares issued	9	9
Additional paid-in capital	2,373	2,225
Retained earnings	16,591	15,715
Treasury stock, at cost; 190,798,290 shares at June 30, 2006;189,494,669 shares at Dec. 31, 2005	(7,102)	(6,965)
Unearned compensation	(162)	(178)
Accumulated other comprehensive income (loss)	(187)	(411)
Stockholders’ equity – net	11,522	10,395
Total liabilities and stockholders’ equity	$22,033	$20,808

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

Consolidated Statement of Cash Flows
(Unaudited)

3M Company and Subsidiaries

	Six months ended
	June 30
(Dollars in millions)	2006	2005

Cash Flows from Operating Activities
Net income	$1,781	$1,525
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	479	479
Company pension and postretirement contributions	(98)	(144)
Company pension and postretirement expense	198	227
Deferred income tax provision	(68)	(70)
Changes in assets and liabilities
Accounts receivable	(270)	(291)
Inventories	(352)	(193)
Accounts payable	71	83
Accrued income taxes	(243)	420
Product and other insurance receivables and claims	8	(12)
Other – net	(88)	101
Net cash provided by operating activities	1,418	2,125

Cash Flows from Investing Activities
Purchases of property, plant and equipment (PP&E)	(451)	(452)
Proceeds from sale of PP&E and other assets	25	28
Acquisitions, net of cash acquired	(88)	—
Purchases of investments	(2,072)	(955)
Proceeds from sale of investments	1,747	896
Net cash used in investing activities	(839)	(483)

Cash Flows from Financing Activities
Change in short-term debt – net	489	(580)
Repayment of debt (maturities greater than 90 days)	(148)	(480)
Proceeds from debt (maturities greater than 90 days)	—	69
Purchases of treasury stock	(778)	(1,185)
Reissuances of treasury stock	375	287
Dividends paid to stockholders	(695)	(647)
Distributions to minority interests	(10)	(45)
Excess tax benefits from stock-based compensation	31	46
Other – net	(15)	9
Net cash used in financing activities	(751)	(2,526)

Effect of exchange rate changes on cash and cash equivalents	87	(108)

Net increase (decrease) in cash and cash equivalents	(85)	(992)
Cash and cash equivalents at beginning of year	1,072	2,757
Cash and cash equivalents at end of period	$987	$1,765

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries

Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1.  Basis of Presentation

The interim consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of the Company’s consolidated financial position, results of operations and cash flows for the periods presented. These adjustments consist of normal, recurring items. The results of operations for any interim period are not necessarily indicative of results for the full year. The interim consolidated financial statements and notes are presented as permitted by the requirements for Quarterly Reports on Form 10-Q. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and notes included in its 2005 Annual Report on Form 10-K. However, as described in 3M’s 2005 Annual Report on Form 10-K, during the first quarter of 2006, the Company effected certain business segment realignments (refer to Note 10) and adopted an accounting standard that requires 3M to expense stock-based compensation. The Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004) “Share Based Payment” (“SFAS No. 123R”) effective January 1, 2006 and elected to use the modified retrospective method to restate all prior periods to give effect to the fair-value based method of accounting for stock options awards granted in fiscal years beginning on or after January 1, 1995 (refer to the “Stock-based Compensation” section that follows for further discussion). The Company began reporting comparative results under the new business segment structure, including the impact of the adoption of the stock-based compensation accounting standard, with the filing of its Quarterly Report on Form 10-Q for the period ended March 31, 2006. In the third quarter of 2006, the Company plans to update its 2005 Annual Report on Form 10-K via a Form 8-K to reflect these impacts.

As described in 3M’s 2005 Annual Report on Form 10-K, in the fourth quarter of 2005, costs of internally developed patents were reclassified for all periods presented to “Research, development and related expenses” from “Selling, general and administrative expenses”. Costs of internally developed patents include costs and fees incurred to prepare, file, secure and maintain patents.

Significant Accounting Policies

Earnings per share:  The difference in the weighted average shares outstanding for calculating basic and diluted earnings per share is attributable to the dilution associated with the Company’s stock-based compensation plans.  Certain Management Stock Ownership Program (MSOP) options outstanding were not included in the computation of diluted earnings per share because they would not have had a dilutive effect (30.2 million average options for the three months ended June 30, 2006; 27.4 million average options for the six months ended June 30, 2006; 13.2 million average options for the three months ended June 30, 2005; 6.7 million average options for the six months ended June 30, 2005). The conditions for conversion related to the Company’s “Convertible Notes” were not met (refer to 3M’s 2005 Annual Report on Form 10-K, Note 8 to the Consolidated Financial Statements, for more detail); accordingly, there was no impact on 3M’s diluted earnings per share.  If the conditions for conversion are met, 3M may choose to pay in cash and/or common stock; however, if this occurs, the Company has the intent and ability to settle this debt security in cash.  Refer to the  “New Accounting Pronouncements” section that follows for discussion of EITF Issue No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” and proposed SFAS No. 128R, “Earnings per Share—an amendment of FASB Statement No. 128”, which has not yet been finalized by the Financial Accounting Standards Board (FASB). The computations for basic and diluted earnings per share follow:

Earnings Per Share Computations

	Three months ended		Six months ended
	June 30		June 30
(Amounts in millions, except per share amounts)	2006	2005	2006	2005
Numerator:
Net income	$882	$754	$1,781	$1,525

Denominator:
Denominator for weighted average common shares outstanding – basic	755.1	768.0	754.7	769.8

Dilution associated with the Company’s stock-based compensation plans	15.3	17.0	14.8	18.4

Denominator for weighted average common shares outstanding – diluted	770.4	785.0	769.5	788.2

Earnings per share – basic	$1.17	$0.98	$2.36	$1.98
Earnings per share – diluted	1.15	0.96	2.31	1.94

Stock-based Compensation

In December 2004, the FASB issued SFAS No. 123 (revised 2004). SFAS No. 123R supersedes APB Opinion No. 25. Under APB Opinion No. 25, no compensation expense is recognized for employee stock option grants if the exercise price of the Company’s stock option grants is at or above the fair market value of the underlying stock on the date of grant. SFAS No. 123R requires the determination of the fair value of the share-based compensation at the grant date and the recognition of the related expense over the period in which the share-based compensation vests. The Company adopted SFAS No. 123R effective January 1, 2006. The Company adopted SFAS No. 123R using the modified retrospective method. All prior periods have been restated to give effect to the fair-value-based method of accounting for awards granted in fiscal years beginning on or after January 1, 1995. The Company believes that the modified retrospective application of this standard achieves the highest level of clarity and comparability among the presented periods. On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards (the FSP). The FSP provides that companies may elect to use a specified “short-cut” method to calculate the historical pool of windfall tax benefits upon adoption of SFAS No. 123R. The Company elected to use the “short-cut” method when SFAS No. 123R was adopted by the Company January 1, 2006.

The Company issues MSOP stock options to eligible employees annually in May using the average stock price on the grant date, which is the date of the Annual Stockholders’ Meeting. In May 2005, shareholders approved 36.75 million shares for issuance under the MSOP in the form of management stock options, restricted stock and stock appreciation rights. Under the plan, the Company has principally issued stock options to managers that are granted at market value on the date of grant. Prior to 2005, under previous plans, these options were generally exercisable one year after the date of grant, with expiration 10 years from the date of grant. Effective with the May 2005 annual grant, the Company changed its vesting period from one to three years with the expiration date remaining at 10 years from date of grant. Outstanding shares under option include grants from previous plans. There were approximately 14,700 participants in the plan as of December 31, 2005. In addition to grants to managers, the Company makes other minor stock option grants to employees, for which vesting terms and option lives are not substantially different, and also makes minor grants of restricted stock units and other stock-based grants.

The impact of stock-based compensation on net income and earnings per share provided below for the years ended December 31, 2005, 2004 and 2003 and the three months and six months ended June 30, 2005, were recognized over the nominal vesting period, whereby if an employee retired before the end of the vesting period, the Company would recognize any remaining unrecognized compensation cost at the date of retirement. SFAS No. 123R requires recognition under a non-substantive vesting period approach, requiring compensation expense recognition when an employee is eligible to retire. 3M employees in the U.S. are eligible to retire beginning at age 55 and after having completed five years of service. Approximately 25% of the number of stock-based compensation awards are made to this population. The Company changed to the non-substantive vesting period approach for new stock compensation grants made after the Company’s adoption of SFAS No. 123R on January 1, 2006. The increase in stock option expense for the three months ended June 30, 2006 compared to the same period last year is primarily the result of this change to a non-substantive vesting approach. Capitalized stock-based compensation amounts were not material at June 30, 2006 and December 31, 2005. The diluted earnings per share impact presented below for 2005 and prior is computed as the difference between restated historical per share amounts (which reflect the impact of SFAS No. 123R on both net income and diluted shares) compared to the historically reported diluted earnings per share. Amounts recognized in the financial statements with respect to these plans are as follows:

	Three months ended		Six months ended		Year ended
	June 30		June 30		December 31
(Millions, except per share amounts)	2006	2005	2006	2005	2005	2004	2003
Cost of sales	$21	$8	$23	$20	$27	$44	$37
Selling, general and administrative expenses	54	23	73	68	96	156	129
Research, development and related expenses	18	8	22	22	32	52	43

Operating Income	$93	$39	$118	$110	$155	$252	$209

Income tax benefits	$37	$17	$45	$50	$67	$103	$92

Net Income	$56	$22	$73	$60	$88	$149	$117

Earnings per share impact– diluted	$(0.07)	$(0.04)	$(0.09)	$(0.08)	$(0.14)	$(0.19)	$(0.14)
Earnings per share – diluted	$1.15	$0.96	$2.31	$1.94	$3.98	$3.56	$2.88

The following table adjusts the revised diluted earnings per share from the preceding table to reflect the approximate impact of using the non-substantive vesting period approach for grants made prior to January 1, 2006.

Stock-Based Compensation

	Three months ended	Six months ended
Pro Forma Earnings Per Share – Diluted	June 30, 2005	June 30, 2005	2005	2004	2003
Earnings per share - diluted	$0.96	$1.94	$3.98	$3.56	$2.88
Impact of retirement-eligible	$(0.04)	$(0.03)	$(0.02)	—	—
Pro forma (adjusted to reflect non-substantive vesting period approach)	$0.92	$1.91	$3.96	$3.56	$2.88

The following table details the modified retrospective application impact of SFAS No. 123R on previously reported results:

		As previously
(Millions, except per share amounts)	Restated	reported
For the three months ended June 30, 2005

Operating Income	$1,244	$1,283
Income before income taxes and minority interest	1,241	1,280
Net Income	754	776

Earnings per share of common stock:
Basic earnings per share from continuing operations	$0.98	$1.01
Diluted earnings per share from continuing operations	$0.96	$1.00

For the six months ended June 30, 2005

Operating Income	$2,397	$2,507
Income before income taxes and minority interest	2,390	2,500
Net Income	1,525	1,585

Earnings per share of common stock:
Basic earnings per share from continuing operations	$1.98	$2.06
Diluted earnings per share from continuing operations	$1.94	$2.02

Net cash provided by operating activities	2,125	2,171

Net cash used in financing activities	(2,526)	(2,572)

As of December 31, 2005

Long-term deferred tax asset	$405	$110
Total Assets	20,808	20,513

Additional paid-in capital	2,225	287
Retained Earnings	15,715	17,358
Total stockholders’ equity	10,395	10,100
Total liabilities and stockholders’ equity	$20,808	$20,513

For annual and progressive (reload) options, the weighted average fair value at date of grant was calculated utilizing the Black-Scholes option-pricing model and the assumptions that follow. Effective with the May 2005 grant, the Company no longer issues progressive (reload) options; however, as pre-May 2005 progressive (reload) options are reloaded, the option is revalued and additional stock compensation expense is incurred.

MSOP Assumptions

	Annual				Progressive (Reload)
	2006	2005	2004	2003	2006	2005	2004	2003
Exercise price	$87.30	$76.87	$84.39	$61.91	$80.98	$81.19	$83.10	$66.86
Risk-free interest rate	5.0%	4.0%	4.1%	2.6%	4.4%	3.7%	2.7%	1.8%
Dividend yield (Div. growth rate - 2003)	2.0%	2.0%	2.2%	2.1%	2.0%	2.0%	2.2%	2.2%
Volatility	20.0%	23.5%	23.8%	23.8%	20.7%	20.9%	21.6%	23.7%
Expected life (months)	69	69	73	66	39	40	39	32
Black-Scholes fair value	$19.83	$18.28	$20.30	$12.75	$13.43	$13.18	$12.42	$9.44

In connection with the adoption of SFAS No. 123R, in 2005 the Company reviewed and updated, among other things, its volatility and expected term assumptions. Expected volatility is a statistical measure of the amount by which a stock price is expected to fluctuate during a period. For the 2006 and 2005 annual grant date, the Company estimated the expected volatility based upon the average of the most recent one year volatility, the median of the term of the expected life rolling volatility, the median of the most recent term of the expected life volatility of 3M stock, and the implied volatility on grant date. The expected term assumption is based on the weighted average of historical grants and assuming that options outstanding are exercised at the midpoint of the future remaining term.

The following table summarizes MSOP activity during the six months ended June 30, 2006:

MSOP

			Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic Value
	Options	Price*	Life* (months)	(millions)
Under option –
January 1	80,157,713	$62.40
Granted
Annual	11,261,793	87.30
Progressive (Reload)	506,303	80.98
Exercised	(6,917,230)	46.25
Canceled	(269,168)	61.83
June 30	84,739,411	$67.14	75	$1,304
Options exercisable June 30	65,531,582	$62.46	64	$1,271
Shares available for grant June 30	13,124,838

*Weighted average

MSOP

	Options Outstanding			Options Exercisable
		Remaining
		Contractual	Exercise		Exercise
Range of Exercise Prices	Shares	Life (months)*	Price*	Shares	Price*
$43.35-64.50	48,484,061	54	$55.47	48,484,061	$55.47
64.65-89.15	36,255,350	103	82.76	17,047,521	82.34

*Weighted average

The Company does not have a specific policy to repurchase common shares to mitigate the dilutive impact of options; however, the Company has historically made adequate discretionary purchases, based on cash availability, market trends and other factors, to satisfy stock option exercise activity.

As of June 30, 2006, there was $284 million of compensation expense that has yet to be recognized related to non-vested stock based awards. This expense is expected to be recognized over a weighted-average period of 2.3 years. The total intrinsic values of stock options exercised during the six-month periods ended June 30, 2006 and 2005, was $246 million and $202 million, respectively. Cash received from options exercised was $319 million and $232 million for the six months ended June 30, 2006 and 2005, respectively. The actual tax benefits realized by the Company for employee stock options was $69 million and $58 million for the six months ended June 30, 2006 and 2005, respectively.

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

GESPP

	Six months ended
	June 30
	2006		2005
		Exercise		Exercise
	Shares	Price*	Shares	Price*
Options granted	821,320	$66.49	791,221	$69.33
Options exercised	(821,320)	66.49	(791,221)	69.33
Shares available for grant – June 30	11,283,219		12,959,839

*Weighted average

The weighted average fair value per option granted during the six months ended June 30, 2006 and 2005 was $11.73 and $12.23, respectively. The fair value of GESPP options was based on the 15% purchase price discount. The Company recognized compensation expense for GESSP options of $10 million for the six months ended June 30, 2006 and 2005.

New Accounting Pronouncements

In September 2004, the FASB’s Emerging Issues Task Force finalized EITF Issue No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” that would require the dilutive effect of shares from contingently convertible debt to be included in the diluted earnings per share calculation regardless of whether the contingency has been met. The Company has $616 million in aggregate face amount of 30-year zero coupon senior notes that are convertible into approximately 5.8 million shares of common stock if certain conditions are met. These conditions have never been met (refer to 3M’s Annual Report on Form 10-K, Note 8 to the Consolidated Financial Statements, for more detail). In September 2005, the FASB revised its December 2003 Exposure Draft SFAS No. 128R, “Earnings per Share – an amendment of FASB Statement No. 128”, which has not yet been finalized by the FASB. The proposed SFAS No. 128R further addresses contingently convertible debt and several other issues. Unless the Company takes steps to modify certain terms of this debt security, EITF Issue No. 04-08 and proposed SFAS No. 128R (when effective) would result in an increase of approximately 5.8 million shares to diluted shares outstanding to give effect to the contingent issuance of shares. Also, using the if-converted method, net income for the diluted earnings per share calculations would be adjusted for interest expense associated with this debt instrument. EITF Issue No. 04-08 would have been effective beginning with the Company’s 2004 fourth quarter. However, due to the FASB’s delay in issuing SFAS No. 128R and the Company’s intent and ability to settle this debt security in cash versus the issuance of stock, the impact of the additional diluted shares will not be included in the diluted earnings per share calculation until the proposed SFAS No. 128R is effective. When SFAS No. 128R is effective, prior periods’ diluted shares outstanding and diluted earnings per share amounts will be restated to present comparable information. The estimated annual reduction in the Company’s diluted earnings per share would have been approximately $.02 to $.03 per share in each year for 2005, 2004 and 2003. Because the impact of this standard is ongoing, the Company’s diluted shares outstanding and diluted earnings per share amounts would be impacted until retirement or modification of certain terms of this debt security.

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

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides related guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. FIN 48 is effective for the Company beginning January 1, 2007. The Company is currently evaluating the impact of this standard.

NOTE 2.  Acquisitions and Divestitures

During the six months ended June 30, 2006, 3M entered into five business combinations for a total purchase price of $88 million, net of cash acquired.

1) In February 2006, 3M (Consumer and Office Business) purchased 100 percent of the outstanding common shares of Interchemall Dom., a provider of household cleaning products based in Poland.

2) In March 2006, 3M (Industrial and Transportation Business) purchased certain assets of General Industrial Diamond Company Inc., a U.S. operation. The acquired company is a manufacturer of superabrasive grinding wheels, dressing tools and machines used to dimension and finish hard to grind materials in the industrial and commercial markets.

3) In April 2006, 3M (Health Care Business) purchased 100 percent of the outstanding shares of OMNII Oral Pharmaceuticals, a provider of differentiated preventive dental products, solutions and support for dental professionals.

4) In April 2006, 3M (Health Care Business) purchased certain assets of ClozeX Medical LLC, a provider of unique skin closure devices to treat lacerations and close surgical incisions.  The agreement gives 3M exclusive worldwide rights for the manufacturing and distribution of ClozeX Wound Closures.

5) In June 2006, 3M (Health Care Business) purchased 100 percent of the outstanding shares of SBG (Software und Beratung im Gesundheitswesen) GmbH, a Berlin-based developer of diagnosis related groups software for hospitals, including related trademarks and patents.

The acquisition of CUNO, Incorporated (“CUNO”) was completed on August 2, 2005. The operating results of CUNO are included in the Industrial and Transportation Business segment. CUNO is a leader in the design, manufacture and marketing of a comprehensive line of filtration products for the separation, clarification and purification of fluids and gases. 3M and CUNO have complementary sets of filtration technologies and the opportunity to bring an even wider range of filtration solutions to customers around the world. There have been no material changes to the preliminary CUNO purchase price allocation for the six months ended June 30, 2006 (refer to Note 2 to the Consolidated Financial Statements in 3M’s 2005 Annual Report on Form 10-K for more information related to CUNO).

Subsequent Event

On August 1, 2006, 3M completed the acquisition of Security Printing and Systems Limited, a leading producer of finished, personalized passports and secure cards, from authentos GmbH, Germany.

NOTE 3.  Goodwill and Intangible Assets

As discussed in Note 10, 3M realigned its business segments and began reporting under this new structure in the first quarter of 2006. To reflect this new structure, the December 31, 2005 goodwill balances presented below reflect a $9 million reclassification from the Industrial and Transportation segment to the Consumer and Office segment and a $7 million reclassification from the Health Care segment to the Industrial and Transportation segment. The business segment realignment also resulted in certain reporting unit changes for 3M. The Company applied the relative fair value method to determine the impact to reporting units. SFAS No. 142 requires that goodwill be tested for impairment at least annually and when reporting units are changed. During the first quarter of 2006, the Company completed its assessment of any potential goodwill impairment under this new structure and determined that no impairment existed.

Purchased goodwill related to acquisitions in the first six months of 2006 totaled $40 million, $7 million of which is deductible for tax purposes. The goodwill balance by business segment as of December 31, 2005 and June 30, 2006, follow:

Goodwill

	Dec. 31,	2006	2006	June 30,
	2005	acquisition	translation	2006
(Millions)	balance	activity	and other	balance
Industrial and Transportation	$1,340	$7	$22	$1,369
Health Care	502	30	21	553
Display and Graphics	871	—	1	872
Consumer and Office	63	3	1	67
Electro and Communications	525	—	6	531
Safety, Security and Protection Services	172	—	8	180
Total Company	$3,473	$40	$59	$3,572

Acquired Intangible Assets

The carrying amount and accumulated amortization of acquired intangible assets as of June 30, 2006, and December 31, 2005, follow:

	June 30	Dec. 31
(Millions)	2006	2005
Patents	$403	$378
Other amortizable intangible assets (primarily tradenames and customer related intangibles)	386	369
Non-amortizable intangible assets (tradenames)	64	60
Total gross carrying amount	$853	$807

Accumulated amortization – patents	(221)	(205)
Accumulated amortization – other	(131)	(116)
Total accumulated amortization	(352)	(321)
Total intangible assets – net	$501	$486

Amortization expense for acquired intangible assets for the three-month and six-month periods ended June 30, 2006 and 2005 follows:

	Three months ended		Six months ended
	June 30		June 30
(Millions)	2006	2005	2006	2005
Amortization expense	$14	$10	$29	$22

The table below shows expected amortization expense for acquired intangible assets recorded as of June 30, 2006:

	Last 2
	Quarters					After
(Millions)	2006	2007	2008	2009	2010	2010
Amortization expense	$26	$50	$47	$46	$46	$222

The preceding expected amortization expense is an estimate.  Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, changes in foreign currency exchange rates, impairment of intangible assets, accelerated amortization of intangible assets and other events.

NOTE 4.  Supplemental Stockholders’ Equity and Comprehensive Income Information

Accumulated Other Comprehensive Income (Loss)

	June 30,	Dec. 31,
(Millions)	2006	2005
Cumulative translation – net	$(31)	$(296)
Minimum pension liability adjustments – net	(156)	(156)
Debt and equity securities, unrealized gain – net	2	3
Cash flow hedging instruments, unrealized gain (loss) – net	(2)	38
Total accumulated other comprehensive income (loss)	$(187)	$(411)

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

TOTAL COMPREHENSIVE INCOME

	Three months ended
	June 30
(Millions)	2006	2005
Net Income	$882	$754
Other comprehensive income (loss)
Cumulative translation – net of $1 million tax provision in 2006 and net of $12 million tax provision in 2005	161	(279)
Debt and equity securities, unrealized gain (loss) - net of immaterial tax impact	—	(1)
Cash flow hedging instruments, unrealized gain (loss) – net of $8 million tax benefit in 2006 and net of $16 million tax provision in 2005	(18)	24
Total comprehensive income	$1,025	$498

TOTAL COMPREHENSIVE INCOME

	Six months ended
	June 30
(Millions)	2006	2005
Net Income	$1,781	$1,525
Other comprehensive income (loss)
Cumulative translation – net of $7 million tax provision in 2006 and net of $20 million tax provision in 2005	265	(491)
Debt and equity securities, unrealized gain (loss) - net of immaterial tax impact	(1)	(1)
Cash flow hedging instruments, unrealized gain (loss) – net of $22 million tax benefit in 2006 and net of $42 million tax provision in 2005	(40)	69
Total comprehensive income	$2,005	$1,102

NOTE 5.  Income Taxes

The Company is routinely audited by tax authorities in the countries where it conducts business and maintains a tax reserve that reflects management’s estimate of the Company’s potential exposure arising from such audits. To the extent the Company were to prevail in matters for which accruals have been established or be required to pay amounts in excess of reserves, the Company’s tax provision in a given financial statement period may be materially impacted.

An audit of the Company’s U.S. tax returns for years through 2001 was completed in the second quarter of 2006.  The Company and the Internal Revenue Service reached a final settlement for these years including an agreement on the amount of a refund claim to be filed by the Company.  The Company also made substantial progress towards final resolution of audits by certain European countries.

Also, in the second quarter of 2006, the Company completed a detailed reassessment of its tax reserves that it had begun earlier in the year. Considering the developments noted above and other factors, including the impact on open audit years of the recent resolution of issues in various audits, the reassessment resulted in a reduction of the reserves by $105 million inclusive of agreed-upon tax refund claims.

In the second quarter of 2005, the Company announced its intent to reinvest $1.7 billion of foreign earnings in the United States pursuant to the provisions of the American Jobs Creation Act of 2004. This Act provided the Company the opportunity to tax efficiently repatriate foreign earnings for U.S. qualifying investments specified in its domestic reinvestment plan. As a consequence, in the second quarter of 2005, 3M recorded a charge of $75 million after-tax.

NOTE 6.  Derivatives and Other Financial Instruments

The Company uses interest rate swaps, currency swaps, and forward and option contracts to manage risks generally associated with foreign exchange rate, interest rate and commodity market volatility. During the second quarter of 2006, the Company entered into a credit support agreement with one of its primary derivatives counterparties. Under this agreement either party is required to post eligible collateral when the market value of transactions covered by the agreement exceeds specified thresholds, thus limiting credit exposure for both parties.

The Company enters into foreign exchange forward contracts, options and swaps to hedge against the effect of exchange rate fluctuations on cash flows denominated in foreign currencies and certain intercompany financing transactions. These transactions are designated as cash flow hedges. Based on exchange rates at June 30, 2006, the Company expects to reclassify to earnings over the next 12 months a majority of the cash flow hedging instruments after-tax loss of $2 million (with the impact largely offset by foreign currency cash flows from underlying hedged items). Amounts recorded in accumulated other comprehensive income (loss) related to cash flow hedging instruments follow:

Cash Flow Hedging Instruments

	Three months ended		Six months ended
Net of Tax	June 30		June 30
(Millions)	2006	2005	2006	2005

Beginning balance	$16	$3	$38	$(42)

Changes in fair value of derivatives	(18)	19	(29)	54
Net (gains)/losses reclassified into earnings from equity	—	5	(11)	15
Total activity	(18)	24	(40)	69

Ending balance	$(2)	$27	$(2)	$27

NOTE 7.  Marketable Securities

During 2006, the Company invested in asset-backed securities and auction rate securities. The following is a summary of amounts recorded on the Consolidated Balance Sheet for marketable securities (current and non-current) at June 30, 2006. The Company did not have any marketable securities balance at year-end 2005.

June 30,
(Millions)	2006

Auction rate securities	$107
Asset-backed securities	115
Other	37

Current marketable securities	259

Non-current asset-backed securities	63

Total marketable securities	$322

Classification of marketable securities as current or non-current is dependent upon management’s intended holding period, the security’s maturity date, or both. If management intends to hold the securities for longer than one year, they are classified as non-current. Unrealized gains and losses were not material in the first six months of 2006. Gross realized gains and gross realized losses on sales of marketable securities were also not material. There were no impairment losses recognized on marketable securities in the first six months of 2006. Cost of securities sold or reclassified use the specific identification method. Since these marketable securities are classified as available-for-sale securities, changes in fair value will flow through other comprehensive income, with amounts reclassified out of other comprehensive income into earnings upon sale. Other comprehensive income activity for these securities in the first six months of 2006 was not material.

The following table presents the age of gross unrealized losses and fair value by investment category for all securities in a loss position as of June 30, 2006. 3M has both the intent and ability to hold the securities for a time necessary to recover the cost basis. Unrealized losses at June 30, 2006 were not material.

SECURITIES IN LOSS POSITION

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Millions)	Value	Losses	Value	Losses	Value	Losses
Auction rate securities	$—	$—	$—	$—	$—	$—
Asset-backed securities	158	—	—	—	158	—
Other	36	—	—	—	36	—

Total marketable securities	$194	$—	$—	$—	$194	$—

The balance at June 30, 2006 for marketable securities and short-term investments by contractual maturity are shown below. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

June 30,
(Millions)	2006
Due in one year or less	$75
Due after one year through three years	86
Due after three years through five years	24
Due after five years	137

Total marketable securities	$322

NOTE 8.  Pension and Postretirement Benefit Plans

Components of net periodic benefit cost and other supplemental information for the three months and six months ended June 30 follow:

Benefit Plan Information

	Three months ended June 30
	Qualified and Non-qualified				Postretirement
	Pension Benefits				Benefits
	United States		International
(Millions)	2006	2005	2006	2005	2006	2005

Service cost	$49	$44	$29	$27	$14	$13
Interest cost	135	125	43	45	26	25
Expected return on plan assets	(191)	(165)	(57)	(56)	(26)	(24)
Amortization of transition (asset) obligation	—	—	1	1	—	—
Amortization of prior service cost (benefit)	3	4	(1)	(1)	(13)	(10)
Recognized net actuarial (gain) loss	51	45	15	15	21	22
Net periodic benefit cost	$47	$53	$30	$31	$22	$26

Settlements, curtailments and special termination benefits	—	1	—	—	—	—
Net periodic benefit cost after settlements, curtailments and special termination benefits	$47	$54	$30	$31	$22	$26

Benefit Plan Information

	Six months ended June 30
	Qualified and Non-qualified				Postretirement
	Pension Benefits				Benefits
	United States		International
(Millions)	2006	2005	2006	2005	2006	2005
Service cost	$98	$88	$58	$54	$28	$27
Interest cost	270	250	86	91	52	50
Expected return on plan assets	(382)	(330)	(114)	(112)	(52)	(47)
Amortization of transition (asset) obligation	—	—	2	2	—	—
Amortization of prior service cost (benefit)	6	7	(2)	(2)	(26)	(20)
Recognized net actuarial (gain) loss	102	90	30	30	42	43
Net periodic benefit cost	$94	$105	$60	$63	$44	$53

Settlements, curtailments and special termination benefits	—	6	—	—	—	—
Net periodic benefit cost after settlements, curtailments and special termination benefits	$94	$111	$60	$63	$44	$53

For the six months ended June 30, 2006, contributions totaling $72 million were made to the Company’s U.S. and international pension plans and $26 million to its post-retirement plans. In 2006, the Company expects to contribute an amount in the range of $100 million to $400 million to its U.S. and international pension plans, and approximately $75 million to its post-retirement plans.  The Company does not have a required minimum pension contribution obligation for its U.S. plans in 2006.  Therefore, the amount of the anticipated discretionary pension contribution could vary significantly depending on the U.S plans’ funding status as of the 2006 measurement date and the anticipated tax deductibility of the contribution.

NOTE 9.  Commitments and Contingencies

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

Antitrust Litigation

As previously reported, LePage’s Inc., a transparent tape competitor of 3M, filed a lawsuit against the Company in June 1997 alleging that certain marketing practices of the Company constituted unlawful monopolization under the antitrust laws.  Following the entry of a verdict in LePage’s favor and appellate rulings sustaining that verdict, direct and indirect tape purchasers filed a number of purported class actions and individual actions against the Company in various state and federal courts. These cases allege that the Company competed unfairly and unlawfully monopolized alleged markets for transparent tape, and seek injunctive relief and damages in the form of price overcharges the Company allegedly charged for these products.

Indirect Purchaser Antitrust Litigation – In April 2006, the federal court in California granted final approval of the previously disclosed settlement agreement of twelve tape-related class actions brought on behalf of indirect purchasers who did not purchase tape for resale.  Three objectors to the settlement have filed an appeal in the Ninth Circuit Court of Appeals.

Direct Purchaser Antitrust Litigation – As previously reported, in November 2005, the Company agreed to settle three of the four pending direct purchaser transparent tape antitrust cases — two individual actions and a purported class action on behalf of direct purchasers of both 3M branded and private label tape.  The two individual actions have been settled and the actions have been dismissed.  In March 2006, the federal court in Pennsylvania granted preliminary approval of the settlement agreement executed by the parties to the purported class action. If that agreement receives final court approval at a hearing currently scheduled for later this summer and all conditions in the agreement are satisfied, the settlement will terminate the purported class action and release the claims of the affected putative class members nationwide. During the second quarter of 2006, the Company entered into an agreement in principle to resolve the antitrust class action involving direct purchasers of branded transparent tape (but not private label tape) that as previously disclosed had been scheduled to start trial at the end of May.  The settlement is conditioned on court approval, which will be sought promptly upon execution of final settlement documents and is expected to be granted later this year or early next year.  If that agreement receives final court approval and all conditions in the agreement are satisfied, the settlement will terminate the class action and release the claims of the affected class members nationwide.

Breast Implant Insurance Recovery

As previously reported, the Company is engaged in legal proceedings to effectuate the previously disclosed Minnesota Supreme Court ruling in 2003 that was favorable to the Company’s claim for coverage against its insurers. The Company recently reached agreements concerning the amounts due with two additional insurers and received payments under these and previously disclosed settlement agreements of approximately $16 million during the second quarter of 2006.  With these recent settlements, 21 of the 29 insurers have withdrawn from the pending proceedings and have settled the Company’s claims under the Minnesota Supreme Court decision.  The amounts paid under these settlements are consistent with the Company’s overall expectation of recovery.

Respirator Mask/Asbestos Litigation

As of June 30, 2006, the Company is a named defendant, with multiple co-defendants, in numerous lawsuits in various courts that purport to represent approximately 33,000 individual claimants, a decrease from the approximately 56,300 individual claimants with actions pending at June 30, 2005.

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

As previously reported, the State of West Virginia, through its Attorney General, filed a complaint in 2003 against the Company and two other manufacturers of respiratory protection products in the Circuit Court of Lincoln County, West Virginia.  The complaint seeks substantial, but unspecified, compensatory damages primarily for reimbursement of the costs allegedly incurred by the State for worker’s compensation and healthcare benefits provided to more than 20,000 current or former miners allegedly suffering from silicosis and/or coal miner’s pneumoconiosis (“Black Lung disease”) and unspecified punitive damages.  In October 2005, the State of West Virginia filed an amended complaint seeking reimbursement of the costs allegedly incurred by the State for worker’s compensation and healthcare benefits provided to all workers with occupational pneumoconiosis, not just to coal miners as the original complaint sought.

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

On July 1, 2006, a Canadian regulatory agency, Environment Canada, issued its final ecological screening assessment report concluding that PFOS is persistent and may be harmful to the environment under the criteria set forth in the Canadian Environmental Protection Act (“CEPA”). According to CEPA, the Ministers of the Environment and Health must propose regulations to manage PFOS no later than July 1, 2008.  Another Canadian agency, Health Canada, has not changed its draft report that exposures to PFOS do not pose a risk to human health in that country.

As previously reported, the Company and state agencies tested groundwater beneath three former waste disposal sites in Washington County, Minnesota, used many years ago by companies with which the Company contracted to dispose of waste containing perfluoronated compounds. The test results show that water from certain municipal wells in Oakdale, Minnesota near two of the former disposal sites and some private wells in that vicinity in Lake Elmo, Minnesota contain low levels of PFOS and PFOA that, in some cases, are slightly above guidelines established by the Minnesota Department of Health (“MDH”).  The MDH is reevaluating these guidelines for PFOS/PFOA (i.e., the amount of a chemical in drinking water considered by the MDH staff to be safe for people to drink for a lifetime) and may lower them in the future. Additional testing by the MDH shows that water from the municipal wells in Oakdale, Minnesota and some private wells in Lake Elmo, Minnesota also contain low levels of other perfluoronated compounds.The MDH currently plans to use the guidelines for PFOS/PFOA for some of these compounds.  As previously reported, the Company on its own initiative agreed with the City of Oakdale to construct, operate and maintain for at least five years a granular activated carbon water treatment system to treat one or more of Oakdale’s municipal wells. The Company also donated several acres of land to the city of Lake Elmo, Minnesota for a water tower and granted the City approximately $4 million that the City will use to expand municipal water service to neighborhoods that include a small number of private wells in which levels of PFOS, PFOA and other perfluoronated compounds have been detected.  Both the Oakdale and Lake Elmo projects are scheduled for completion in the fall of 2006.

The Company is working with the Minnesota Pollution Control Agency to determine whether low levels of PFOA, PFOS and other perfluoronated compounds in the soil at the Company’s former perfluoronated compound production facility at Cottage Grove, Minnesota, in the groundwater under the former plant and third party disposal sites, and in river sediments near the former plant are continuing sources of such compounds in the Mississippi River, its fish and wildlife.

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

As previously reported, two residents of Washington County, Minnesota, filed in October 2004 a purported class action in the District Court of Washington County on behalf of Washington county residents whose property has allegedly been harmed and who have allegedly suffered personal injury from alleged emissions from the former perfluorooctanyl production facility at Cottage Grove, Minnesota.  The lawsuit seeks unspecified damages in excess of $50,000 per plaintiff and class member.  After the District Court granted the Company’s motion to dismiss the claims for medical monitoring and public nuisance in April 2005, the plaintiffs filed an amended complaint adding additional allegations involving other perfluoronated compounds manufactured by the Company, alleging additional legal theories in support of their claims, adding four plaintiffs, and seeking relief based on alleged contamination of the City of Oakdale municipal water supply and certain private wells in the vicinity of Lake Elmo, Minnesota. In April 2006, the plaintiffs filed a second amended complaint adding two additional plaintiffs.  Plaintiffs’ counsel also amended the definition of the class of plaintiffs whom they purport to represent in a manner that no longer includes the two persons who initially asserted the class claims.  Those two plaintiffs thereafter dismissed their claims against the Company.  The amended class is defined to include all individuals whose residential drinking water in Minnesota is or has been supplied by one or more wells that contains more than 0.05 parts per billion of one or more perfluorochemicals attributable to releases and/or wastes from the Company’s Cottage Grove, Minnesota plant.  Pretrial proceedings are in progress and the court has scheduled a hearing on plaintiffs’ motion to certify the action as a class action for the spring of 2007.

In the second quarter of 2006, the New Jersey Department of Environmental Protection served a lawsuit that was filed in New Jersey state court against the Company and several other companies seeking cleanup and removal costs and damages to natural resources allegedly caused by the discharge of hazardous substances from a former disposal site in New Jersey.  The defendants removed the case to federal court.

Accrued Liabilities and Insurance Receivables Related to Legal Proceedings

The following table shows the major categories of on-going claims for which the Company has been able to estimate its probable liability and for which the Company has established reserves and the related insurance receivables:

LIABILITY AND RECEIVABLE BALANCES

	June 30	Dec. 31
(Millions)	2006	2005

Breast implant liabilities	$5	$7
Breast implant insurance receivables	88	130

Respirator mask/asbestos liabilities	202	210
Respirator mask/asbestos insurance receivables	439	447

Environmental remediation liabilities	30	30
Environmental remediation receivables	15	15

For those significant pending legal proceedings that do not appear in the table and that are not the subject of pending settlement agreements, the Company has determined that liability is not probable or the amount of the liability is not estimable, or both, and the Company is unable to estimate the possible loss or range of loss at this time.  The amounts in the preceding table with respect to breast implant and environmental remediation represent the Company’s best estimate of the respective liabilities. The Company does not believe that there is any single best estimate of the respirator/mask/asbestos liability, nor that it can reliably estimate the amount or range of amounts by which the liability may exceed the reserve the Company has established. The Company has recorded liabilities with respect to the three pending transparent tape antitrust class action settlements, including $40 million recorded in the second quarter with respect to the settlement in principle reached in that quarter with respect to the class action brought on behalf of direct purchasers who did not purchase private label tape.

NOTE 10. Business Segments

As described in 3M’s 2005 Annual Report on Form 10-K, effective in the first quarter of 2006, 3M made the following changes to its business segments:

•                  3M reorganized its reporting structure to combine its Industrial and its Transportation business segments (which on a combined basis had previously reported 2005 sales of $5,578 million)

•                  3M’s Health Care business segment transferred certain products (2005 sales of $613 million), primarily comprised of 3M Personal Care Division products, to the combined Industrial and Transportation segment.

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

The financial information presented herein reflects the impact of all of the preceding changes for all periods presented.

Business Segment Information

	Three months ended		Six months ended
	June 30		June 30
(Millions)	2006	2005	2006	2005
NET SALES

Industrial and Transportation	$1,690	$1,518	$3,392	$3,042
Health Care	1,000	957	1,966	1,905
Display and Graphics	912	854	1,827	1,700
Consumer and Office	786	748	1,547	1,458
Electro and Communications	632	594	1,236	1,151
Safety, Security and Protection Services	653	599	1,284	1,156
Corporate and Unallocated	15	24	31	48
Total Company	$5,688	$5,294	$11,283	$10,460

OPERATING INCOME

Industrial and Transportation	$321	$312	$702	$620
Health Care	261	284	559	556
Display and Graphics	241	277	537	562
Consumer and Office	121	136	257	250
Electro and Communications	123	115	250	210
Safety, Security and Protection Services	145	147	309	273
Corporate and Unallocated	(37)	(27)	(70)	(74)
Total Company	$1,175	$1,244	$2,544	$2,397

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of 3M Company:

We have reviewed the accompanying consolidated balance sheet of 3M Company and its subsidiaries as of June 30, 2006, and the related consolidated statements of income for the three-month and six-month periods ended June 30, 2006 and 2005, and of cash flows for the six-month periods ended June 30, 2006 and 2005. These interim financial statements are the responsibility of the Company’s management.

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
August 1, 2006

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

As discussed in Note 10 to the Consolidated Financial Statements effective in the first quarter of 2006, 3M made certain changes to its business segments. As discussed in Note 1, effective January 1, 2006, 3M adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), which requires 3M to expense stock-based compensation. The Company has adopted SFAS No. 123R using the modified retrospective method. Effective January 1, 2006, all prior periods were revised to give effect to the fair-value-based method of accounting for awards granted in fiscal years beginning on or after January 1, 1995.

Stock-based compensation expense by segment for the three months and six months ended June 30, 2006 and 2005 is summarized by business segment in the table that follows.

Stock-based compensation expense

	Three months ended			Six months ended
	June 30			June 30
(Dollars in millions)	2006	2005	Change	2006	2005	Change
Industrial and Transportation	$23	$13	$10	$30	$33	$(3)
Health Care	20	8	12	26	25	1
Display and Graphics	13	4	9	16	14	2
Consumer and Office	11	5	6	14	15	(1)
Electro and Communications	9	5	4	12	12	—
Safety, Security and Protection Services	10	4	6	13	11	2
Corporate and Unallocated	7	—	7	7	—	7
Total Company	$93	$39	$54	$118	$110	$8

The $54 million increase in stock option expense in the second quarter of 2006 compared to the second quarter of 2005 is not due to granting more options to employees. The increase was due to a requirement under SFAS No. 123R to immediately expense stock options on the grant date for those employees who are considered retirement eligible (non-substantive vesting period approach). A 3M employee is considered to be retirement eligible upon reaching age 55 with 5 years of service. Approximately 25% of the annual grant award is to these employees. Since 3M’s annual employee stock options grant is in the second quarter, the immediate expensing of those options granted to retirement eligible employees resulted in higher stock option expense in the second quarter of 2006. 3M changed to the non-substantive vesting period approach for new stock compensation grants made after the Company’s adoption of SFAS No. 123R on January 1, 2006.  In the second quarter of 2006, the specific cost associated with this pool of employees was $55 million pre-tax.

For the six-months ended June 30, 2006, pre-tax stock option expense increased $8 million. The significant retirement eligible impact in the second quarter of 2006 is largely offset by a change in 3M’s options vesting period from one year to three years starting with the May 2005 stock option grant. This change in vesting period resulted in lower expense in the first quarter of 2006 when compared to the first quarter of 2005.

The financial information presented herein reflects the impact of all of the above changes for all periods presented.

For the three months ended June 30, 2006, 3M reported net sales of $5.688 billion and net income of $882 million, or $1.15 per diluted share, compared with net sales of $5.294 billion and net income of $754 million, or $0.96 per diluted share, for the three months ended June 30, 2005. Diluted earnings per share increased 19.8%. Special items in the second quarter of 2006 benefited net income by $74 million, or $0.10 per diluted share, while special items in the second quarter of 2005 penalized net income by $75 million, or $0.10 per diluted share. The second quarter of 2006 included positive benefits from income tax adjustments ($105 million), partially offset by settlement costs of a previously disclosed antitrust class action ($40 million pre-tax) and costs related to the Company’s current efforts to seek strategic alternatives for its branded pharmaceuticals business ($9 million pre-tax). The second quarter of 2005 included a charge of  $75 million, or $0.10 per diluted share, related to the domestic reinvestment provision of the American Jobs Creation Act of 2004. These special items are discussed in more detail in Note 5 (Income Taxes), Note 9 (Commitments and Contingencies) and in Item 2, Management’s Discussion and Analysis of Financial

Condition and Results of Operations (specifically the selling, general and administrative expenses discussion, income taxes discussion, and Health Care Business discussion).

The following table summarizes sales and operating income results by business segment, including the impact of stock-based compensation.

	Three months ended June 30
	2006		2005		% change
	Net	Oper.	Net	Oper.	Net	Oper.
(Millions)	Sales	Income	Sales	Income	Sales	Income
Industrial and Transportation	$1,690	$321	$1,518	$312	11.4%	2.8%
Health Care	1,000	261	957	284	4.4%	(8.2)%
Display and Graphics	912	241	854	277	6.9%	(13.0)%
Consumer and Office	786	121	748	136	5.1%	(11.1)%
Electro and Communications	632	123	594	115	6.5%	7.0%
Safety, Security and Protection Services	653	145	599	147	8.9%	(1.6)%
Corporate and Unallocated	15	(37)	24	(27)

Total Company	$5,688	$1,175	$5,294	$1,244	7.5%	(5.5)%

Worldwide total sales growth was 7.5%. Local-currency sales growth (defined as volume plus selling price) was 7.2% for the second quarter of 2006, with organic local-currency growth of 4.6% and acquisitions, primarily CUNO, adding 2.6%. All six businesses posted positive organic local-currency sales growth in the second quarter of 2006. Many of 3M’s core businesses, such as dental, commercial graphics, electronics markets materials, electrical markets, construction and home improvement and occupational health and environmental safety, all experienced double-digit local currency sales growth. However, CRT rear projection lens, Personal Care diaper tape and visual systems continued to experience sales declines. In Display and Graphics, optical film sales volumes increased at double-digit rates; however, sales growth was below expectations due to declining sales of LCD desktop monitors and an inventory build in the distribution channel for LCD TVs. The timing of the Easter holiday had a negative impact of approximately 1% on worldwide sales growth in the second quarter of 2006. Refer to the Performance by Business Segment section for a more detailed discussion of the results of the respective segments.

Geographically, Asia Pacific led organic local-currency sales growth in the second quarter of 2006, with an increase of 6.5%. Organic local-currency sales increased 3.1% in Europe, including an unfavorable impact from the timing of the Easter holiday of approximately 4%. Organic local-currency sales increased 4.9% in the United States and were up 3.5% in the combined Latin America and Canada area. Currency effects increased international sales by 0.6%. Foreign currency translation effects reduced Asia Pacific sales by 0.8%, as the U.S. dollar strengthened against these currencies. Foreign currency translation positively impacted the combined Latin America and Canada area sales by 4.9% and the Europe area by 0.5%, as the U.S. dollar weakened against these currencies.

Operating income for the three months ended June 30, 2006 declined 5.5% year-on-year. Higher stock options expense accounted for 4.3% of this decline and an additional 3.9% of the decrease was due to special items. In addition to higher stock options expense, Display and Graphics second quarter operating income was lower due to softer optical film sales volume, mix, and operational challenges. Operating income margins for the second quarter of 2006 were 20.7%.

3M generated $1.418 billion of operating cash flows for the six months ended June 30, 2006, which was a decrease of $707 million compared to the six months ended June 30, 2005, primarily due to higher tax payments to the Internal Revenue Service in the first half of 2006 compared to the first half last year. The 2006 tax payments related to the extension payment for 2005 tax year and estimated payments for the 2006 tax year, all of which were larger than similar payments in previous years. The Company also increased inventory in anticipation of higher demand.

For the six months ended June 30, 2006, the Company utilized $1.473 billion of cash to repurchase 3M common stock and pay dividends.  3M’s Board of Directors has authorized the repurchase of up to $2 billion of the Company’s stock between February 13, 2006 and February 28, 2007. 3M’s Board also authorized a dividend increase of 9.5% for 2006, marking the 48th consecutive year of annual dividend increases for 3M. 3M’s debt to total capital ratio (total capital defined as debt plus equity) as of June 30, 2006 was 19%. 3M has an AA credit rating from Standard & Poor’s and an Aa1 credit rating from Moody’s Investors Service.

As previously announced, 3M is pursuing strategic alternatives for its branded pharmaceuticals business. An offering memorandum was distributed during the second quarter of 2006. 3M has received initial bids, and due diligence is in process. 3M has incurred and will continue to incur restructuring charges and other expenses associated with evaluating strategic options for its pharmaceuticals business.

RESULTS OF OPERATIONS

Percent change information compares the second quarter and first six months of 2006 with the same period last year, unless otherwise indicated.

Net Sales:

	Three months ended			Six months ended
	June 30, 2006			June 30, 2006
	Worldwide	U.S.	International	Worldwide	U.S.	International
Net sales (millions)	$5,688	$2,238	$3,450	$11,283	$4,384	$6,899
Components of net sales change:
Volume – organic	4.8%	3.1%	6.0%	6.5%	4.2%	7.8%
Volume – acquisitions	2.6	3.5	1.9	2.4	3.5	1.8
Volume – total	7.4	6.6	7.9	8.9	7.7	9.6
Price	(0.2)	1.8	(1.6)	(0.1)	1.9	(1.4)
Total local-currency sales	7.2	8.4	6.3	8.8	9.6	8.2
Translation	0.3	—	0.6	(0.9)	—	(1.4)
Total sales change	7.5%	8.4%	6.9%	7.9%	9.6%	6.8%

In the second quarter of 2006, local-currency sales growth was broad based. Worldwide sales in dollars increased 7.5%, with organic volumes up 4.8% and acquisitions, primarily CUNO, adding 2.6% to growth. Selling prices and foreign exchange impacts basically offset one another in the quarter. In the United States, sales improved 8.4% vs. last year’s second-quarter. Organic local-currency growth in the quarter was 4.9% with volumes up 3.1% and selling prices adding 1.8%. U.S. organic growth was led by our Consumer and Office, Health Care and Display and Graphics businesses. Acquisitions, primarily CUNO, added 3.5% to U.S. growth in the second quarter of 2006.

International sales were up 6.9% in U.S. dollar terms. Local-currency sales were up 6.3%, with organic sales volume up 6.0% and selling prices down 1.6%. International selling prices continue to be negatively impacted by businesses that serve the consumer electronics industry. International sales were impacted by the slowdown in the LCD industry, as our optical film sales are largely recorded where our customers reside in the Asia Pacific region. Acquisitions added 1.9% of additional growth, and foreign currency translation increased second-quarter sales by about a half a point. Refer to the “Performance by Business Segment” section for additional discussion of sales change by segment.

Organic local-currency growth was 6.5% in Asia Pacific, with Japan down one percent and the rest of the region up 11.1%. Acquisitions added 2.2% of additional growth in the quarter.  All six businesses posted positive organic local-currency growth in Asia Pacific during the quarter. Europe delivered 4.9% local-currency growth in the quarter, including acquisition related growth of 1.8%. Second quarter growth in Europe was tempered due to the timing of the Easter holiday. Since Easter is in the second quarter this year compared with the first quarter last year, local currency growth in Europe was lower due to fewer billing days in the second quarter. The impact on Europe’s second quarter local-currency growth was about 4%. European organic local currency growth for the first six months of 2006 was 5.5%, an improvement compared to recent years. Organic local-currency growth was just under 4% in Latin America. Latin America local-currency growth was negatively impacted by the decline in our CRT rear projection lens business in Mexico and the move of a sizable flexible circuit customer from Puerto Rico to Singapore. These two items reduced Latin America local currency sales by 4.6%. Acquisitions added an additional 1.9 percentage points of growth in the quarter.

Operating Expenses:

	Three months ended			Six months ended
	June 30			June 30
(Percent of net sales)	2006	2005	Change	2006	2005	Change
Cost of sales	49.9%	49.2%	0.7%	49.3%	49.3%	0.0%
Selling, general and administrative expenses	23.2	21.3	1.9	22.2	21.7	0.5
Research, development and related expenses	6.2	6.0	0.2	6.0	6.1	(0.1)
Operating income	20.7%	23.5%	(2.8)%	22.5%	22.9%	(0.4)%

As previously mentioned, all amounts presented include the impact of stock option expensing.

Cost of sales as a percent of net sales were up seven-tenths of one percentage point in the second quarter compared to the same period in 2005. The combination of lower than anticipated sales volumes, unfavorable LCD product mix, higher than anticipated start-up costs for our new LCD multi-layer manufacturing facility, along with supply chain inefficiencies in a handful of businesses that are capacity constrained, drove much of the increase. These businesses include roofing granules, medical supplies and respiratory products. In addition, 0.3 percentage points of the cost of sales increase was attributable to the difference in stock options expense year-on-year. Raw material costs increased approximately 3% for the second quarter of 2006 when compared to the same period in 2005 which negatively impacted cost of sales by approximately 0.6 percentage points. Cost of sales as a percent of net sales were flat for the first six months of 2006 when compared to the first six months of 2005. Cost of sales includes manufacturing, engineering and freight costs.

Selling, general and administrative (SG&A) expenses as a percent of net sales increased 1.9 percentage points when compared to the same period in 2005. Approximately 0.8 percentage points of this increase related to two special items. First, 3M entered into an agreement in principle during the second quarter of 2006 to resolve the antitrust class action involving direct purchasers of branded transparent tape (but not private label tape) for approximately $40 million (recorded in Corporate segment) that, as previously disclosed, had been scheduled to start trial at the end of May. The settlement is conditioned on court approval, which will be sought promptly upon execution of final settlement documents and is expected to be granted later this year or early next year. Second, during the quarter we incurred expenses associated with our efforts in seeking strategic alternatives for our pharmaceutical business. These costs of approximately $9 million (recorded in Health Care segment) include such items as professional fees along with retention bonuses for key employees during this transition period. The balance of the increase in SG&A was largely due to the combination of higher advertising and merchandising investments, along with hiring additional sales reps to ensure better global market coverage in many of our businesses. These investments are aimed directly at higher revenue growth. Finally, 0.4 percentage points of the SG&A increase was attributable to the difference in stock options expense year-on-year. Second-quarter 2005 SG&A expense includes $15 million in net cost related to respirator mask/asbestos litigation (recorded in Corporate segment).

Operating Income:

3M uses operating income as one of its primary business segment performance measurement tools.  Operating income has steadily improved the past few years, helped by solid sales growth and positive benefits from 3M’s corporate initiatives. Operating income of 22.5% in the first six months of 2006 is down slightly from 22.9% for total year 2005. Operating margins were 20.7% in the second quarter of 2006.

Interest Expense and Income:

	Three months ended		Six months ended
	June 30		June 30
(Millions)	2006	2005	2006	2005
Interest expense	$25	$19	$47	$39
Interest income	(14)	(16)	(22)	(32)
Total	$11	$3	$25	$7

Interest expense increased for the second quarter and first six months of 2006 when compared to the same period in 2005, primarily related to higher interest rates. Interest income was lower in the second quarter and first six months of 2006, with lower average cash balances partially offset by higher interest rates.

Provision for Income Taxes:

	Three months ended		Six months ended
	June 30		June 30
(Percent of pre-tax income)	2006	2005	2006	2005
Effective tax rate	23.3%	38.2%	28.4%	35.0%

The tax rate for the second quarter of 2006 was 23.3%, compared to 38.2% in the second quarter of 2005. The $105 million reduction in tax reserves in the second quarter of 2006 reduced our second-quarter 2006 tax rate by approximately 9% and the first six-month 2006 tax rate by approximately 4% (refer to Note 5 for more detail). The tax rate also reflects a 30 basis point increase due to the expiration of the R&D and Orphan Drug Tax Credits on December 31, 2005.  In the event the Internal Revenue Code is amended to reinstate these credits, an equivalent positive impact would be reflected in our tax rate in future quarters. In the second quarter of 2005, the Company announced its intent to reinvest $1.7 billion of foreign earnings in the United States pursuant to the provisions of the American Jobs Creation Act of 2004. As a consequence, in the second quarter of 2005, 3M recorded a charge of $75 million after-tax, which negatively impacted our second-quarter 2005 tax rate by approximately 6% and our six-month 2005 tax rate by approximately 3%.

The Company will complete the preparation and filing of its 2005 U.S. federal income tax return in the third quarter of 2006. As part of this process, the Company anticipates that it may record a positive adjustment to its provision for U.S. income taxes for 2005.

Minority Interest:

	Three months ended		Six months ended
	June 30		June 30
(Millions)	2006	2005	2006	2005
Minority Interest	$10	$12	$23	$27

Minority interest expense eliminates the income or loss attributable to non-3M ownership interests in 3M consolidated entities. 3M’s most significant consolidated entity with non-3M ownership interests is Sumitomo 3M Limited (3M owns 75% of Sumitomo 3M Limited). The decrease in the second quarter and first six months of 2006 related primarily to foreign currency translation effects which reduced Sumitomo 3M Limited operating income as reported in U.S. dollars, as the U.S. dollar strengthened significantly against the Japanese yen when compared to the same period last year.

Currency Effects:

3M estimates that year-on-year currency effects, including hedging impacts, increased net income by approximately $20 million for the three months ended June 30, 2006 and approximately $25 million for the six months ended June 30, 2006. This estimate includes the effect of translating profits from local currencies into U.S. dollars; the impact of currency fluctuations on the transfer of goods between 3M operations in the United States and abroad; and transaction gains and losses, including derivative instruments designed to reduce foreign currency exchange rate risks. 3M estimates that year-on-year derivative and other transaction gains and losses increased net income by approximately $20 million for the three months ended June 30, 2006 and approximately $40 million for the six months ended June 30, 2006.

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

PERFORMANCE BY BUSINESS SEGMENT

Disclosures relating to 3M’s business segments are provided in Note 10 to the Consolidated Financial Statements.

Information related to 3M’s business segments is presented in the tables that follow.  Local-currency sales (which includes both organic and acquisition volume impacts plus price impacts) are provided for each segment.  The translation impact and total sales change are also provided for each segment. Operating income in all segments was penalized by higher stock-based compensation expense in the second quarter of 2006, with first six months 2006 stock-based compensation expense similar to the same period last year. The impact of stock-based compensation on business results is summarized in a table included in the overview section.

Industrial and Transportation Business:

	Three months ended		Six months ended
	June 30		June 30
	2006	2005	2006	2005
Sales (millions)	$1,690	$1,518	$3,392	$3,042
Sales change analysis:
Local currency (volume and price)	11.0%	3.6%	12.5%	3.5%
Translation	0.4	3.0	(1.0)	2.9
Total sales change	11.4%	6.6%	11.5%	6.4%

Operating income (millions)	$321	$312	$702	$620
Percent change	2.8%	17.5%	13.2%	12.9%
Percent of sales	19.0%	20.6%	20.7%	20.4%

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

Second quarter of 2006:

Local-currency sales grew 11.0%, including 7.9% growth from acquisitions, primarily related to the August 2005 acquisition of CUNO. Operating income in the second-quarter was $321 million, up about 3%, which includes a negative 3.2% year-on-year impact from the expensing of stock options. Organic sales growth in this segment was led by the industrial adhesives and tapes business along with the automotive aftermarket business, while growth in the automotive OEM business continues to be impacted by softness in the US automotive industry. As in past quarters, sales in the Personal Care diaper tape business continued to decline year-on-year, which reduced overall Industrial and Transportation sales and operating income growth by 0.8% and 1.4%, respectively. This business is working to invent new solutions for its customers to recover volume lost over the past year or so.

First six months of 2006:

Local-currency sales grew 12.5%, including 7.7% growth from acquisitions, primarily related to the August 2005 acquisition of CUNO. Operating income for the first six months of 2006 was $702 million, up 13.2%. Organic sales growth for the first six months was led by the industrial adhesives and tapes business along with the automotive aftermarket business. The Personal Care diaper tape business continued to decline year-on-year, which reduced sales and operating income growth for the overall Industrial and Transportation segment by approximately 1.1% and 1.7%, respectively.

Health Care Business:

	Three months ended		Six months ended
	June 30		June 30
	2006	2005	2006	2005
Sales (millions)	$1,000	$957	$1,966	$1,905
Sales change analysis:
Local currency (volume and price)	4.1%	5.4%	4.6%	5.5%
Translation	0.3	2.1	(1.4)	2.3
Total sales change	4.4%	7.5%	3.2%	7.8%

Operating income (millions)	$261	$284	$559	$556
Percent change	(8.2)%	19.8%	0.6%	20.7%
Percent of sales	26.1%	29.7%	28.4%	29.2%

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

Second quarter of 2006:

Health Care sales were $1 billion in the second quarter of 2006. Organic local currency growth was 3.3%, with acquisitions adding an additional 0.8% of growth. In April 2006, 3M completed its acquisition of OMNII Oral Pharmaceuticals. Adding OMNII’s preventive expertise, products and capability to educate customers will enable 3M to deliver more value to dental practices while participating in a rapidly growing segment. As discussed further below, the Company is exploring strategic alternatives for its pharmaceutical business, which is approximately 20% of Health Care sales. Pharmaceutical sales declined in the second quarter of 2006, while the remaining businesses  organic local currency sales growth was approximately 7%. Local-currency growth was led by the dental and medical supplies businesses. Geographically, Health Care’s revenue growth was strongest in the U.S. and Canada. Operating income in the quarter on a reported basis was down 8.2%, primarily due to a $12 million negative impact from stock options expensing and $9 million in expenses associated with 3M’s efforts in seeking strategic alternatives for its pharmaceuticals business.

First six months of 2006:

Health Care sales were $1.966 billion for the first six months of 2006. Organic local currency growth was 4.2%, with acquisitions adding an additional 0.4% of growth. Pharmaceutical sales declined in the first six months of 2006, while the remaining businesses organic local currency growth was approximately 7%. Local-currency growth was led by the dental and medical supplies businesses.  Operating income for the first six months was up 0.6%.

The underlying fundamentals in Health Care are very strong. An aging population, along with emerging economies rapidly adopting western health care practices, make this business an important platform for future growth. 3M is investing in sales and marketing capabilities in this business in 3M’s core strength areas, such as infection prevention, wound care, dental and orthodontic product and systems, and others.

3M announced on April 4, 2006 that it would explore strategic alternatives for its global branded pharmaceuticals business and immune response modifier platform. An offering memorandum was distributed during the second quarter of 2006. 3M has received initial bids, and due diligence is in process. 3M believes that in today’s very competitive pharmaceutical marketplace, continued success in its branded pharmaceuticals business requires broad pipelines of new drugs, significant investments, and a longer term risk-reward business model than what applies to most other 3M businesses. This business is a valuable asset and there may be more opportunities for technology and market synergies with a company other than 3M.

Display and Graphics Business:

	Three months ended		Six months ended
	June 30		June 30
	2006	2005	2006	2005
Sales (millions)	$912	$854	$1,827	$1,700
Sales change analysis:
Local currency (volume and price)	6.5%	(1.8)%	8.0%	—%
Translation	0.4	0.3	(0.5)	0.8
Total sales change	6.9%	(1.5)%	7.5%	0.8%

Operating income (millions)	$241	$277	$537	$562
Percent change	(13.0)%	(9.6)%	(4.5)%	(5.9)%
Percent of sales	26.4%	32.5%	29.4%	33.1%

The Display and Graphics segment serves markets that include electronic display, touch screen, traffic safety and commercial graphics. This segment includes optical film and lens solutions for electronic displays; touch screens and touch monitors; reflective sheeting for transportation safety; and commercial graphics systems.

Second quarter of 2006:

The Display and Graphics business posted local-currency sales growth of 6.5% with an operating income decline of approximately 13%, including a 3.3% reduction in income growth due to stock option expenses. Commercial Graphics delivered strong double digit local currency growth in the second-quarter with strong end market penetration and differentiated products. Traffic Safety Systems continued the momentum from the last three quarters with a continued focus on innovative new products such as diamond grade reflective traffic signs. As in past quarters, sales growth in Display and Graphics was dampened by the continuing decline of our CRT rear projection lens business, which negatively impacted second quarter 2006 net sales by 1.6%.

Optical film sales volumes increased at double digit rates in the second quarter; however, sales growth was below expectations due to declining sales of LCD desktop monitors and an inventory build in the distribution channel for LCD TVs. 3M expects the business over time to become more seasonal with the second quarter the weakest and the last half of the year the strongest as LCD TVs become a bigger part of 3M’s optical film revenue mix. Since pricing pressure in this industry is significant, 3M continues to experience year-over-year price reductions in our LCD films business.

Second quarter operating income was lower than expected due to softer optical film sales volume, unfavorable LCD product mix, and operational challenges.   While 3M expects to offset some of the continued downward pricing pressure in optical films with ongoing cost improvements, the mix shift from LCD desktop monitors to LCD TVs is expected to result in operating margins that are lower than in the past. On the operational side, 3M experienced start-up challenges and costs associated with the highly complex manufacturing processes in our new facility producing multi-layer optical films. 3M believes that despite these higher than expected start-up costs, this facility will play a vital role in the success of the optical film business.

First six months of 2006:

The Display and Graphics business posted local-currency sales growth of 8.0% with an operating income decline of 4.5%. Commercial Graphics delivered strong double-digit local currency growth in the first six months of 2006 with strong end market penetration and differentiated products. Traffic Safety Systems also continued the momentum from the last three quarters. Optical film sales volumes increased at double digit rates in the first six months of 2006, but was below expectations. As discussed above, softer optical sales volume, mix and operational challenges penalized both second quarter and first six months 2006 operating income. As in past quarters, sales growth in Display and Graphics was also dampened by the continuing decline of our CRT rear projection lens business, which negatively impacted first six months 2006 net sales by 2.5%.

Looking ahead, 3M expects that excess retail inventory in the LCD industry will likely persist into the third quarter of 2006, but 3M does not know precisely how long it will take.  3M expects LCD industry fundamentals to improve in the second half of the year, which is seasonally strongest for TVs.  3M also expects to make significant progress on operational issues during the second half of the year. As the LCD TV market is expected to grow substantially over the next few years, 3M’s profit opportunity remains extremely favorable. However, pricing pressure in this industry is significant, thus even with ongoing cost improvements, the operating income margins may be lower than in the past.

Consumer and Office Business:

	Three months ended		Six months ended
	June 30		June 30
	2006	2005	2006	2005
Sales (millions)	$786	$748	$1,547	$1,458
Sales change analysis:
Local currency (volume and price)	4.6%	7.0%	6.4%	3.4%
Translation	0.5	2.2	(0.3)	2.2
Total sales change	5.1%	9.2%	6.1%	5.6%

Operating income (millions)	$121	$136	$257	$250
Percent change	(11.1)%	16.7%	2.7%	6.9%
Percent of sales	15.4%	18.2%	16.6%	17.2%

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

Second quarter of 2006:

Consumer and Office posted organic local currency sales growth of 4.4%. The acquisition of InterChemall, a Polish manufacturer of home care products, added an additional 0.2% of growth in the second quarter. Growth was led by businesses serving the retail do-it-yourself channel — boosted by outstanding brands such as Scotch blue masking tape and Filtrete home filters. 3M also posted solid growth in the retail office superstores and commercial office channel. On a geographic basis, revenue growth was strongest in the United States, while growth outside the US remains a bigger challenge, particularly in Western Europe.

Second quarter operating income was $121 million, down about 11% year on year. Stock option expenses reduced operating income growth by about 4 percentage points. During the second quarter we increased our advertising and merchandising investment in Consumer and Office to support the recent launch of a national advertising campaign for Post-It® Picture Paper, along with other products such as Scotch® blue masking tape, Scotch-Brite® home cleaning products and Nexcare™ bandages. While this investment impacted the growth rate in operating income this quarter, it is a vital step in supporting both new and existing products for 3M’s retail customer base. 3M’s Visual Systems business, which offers primarily analog overhead and electronic projectors and film, continued to experience declines, which reduced second-quarter Consumer and Office sales and operating income by 1.1% and 1.6%, respectively.

First six months of 2006:

Consumer and Office organic local currency sales growth of 6.1% was broad-based across the portfolio, with an additional 0.3% growth from the InterChemall acquisition. First six months 2006 operating income was $257 million, up 2.7% year on year. 3M’s Visual Systems business reduced first six-months 2006 Consumer and Office sales and operating income by 1.4% and 1.3%, respectively.

Electro and Communications Business:

	Three months ended		Six months ended
	June 30		June 30
	2006	2005	2006	2005
Sales (millions)	$632	$594	$1,236	$1,151
Sales change analysis:
Local currency (volume and price)	6.1%	1.5%	8.2%	—%
Translation	0.4	2.3	(0.8)	2.4
Total sales change	6.5%	3.8%	7.4%	2.4%

Operating income (millions)	$123	$115	$250	$210
Percent change	7.0%	38.2%	18.9%	35.9%
Percent of sales	19.4%	19.3%	20.2%	18.2%

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

Second quarter of 2006:

Electro and Communications business posted sales of $632 million. Organic local currency growth was 5.3%, driven by strong global demand for our specialty adhesives, fluids and tapes for the electronics market, along with electrical products for insulating, testing and sensing. Acquisitions contributed another 0.8% to growth in the quarter, related to the acquisition of flexible circuit technology for ultrasound machines from Siemens. Operating income was $123 million, up 7% year-on-year, and including a negative 4.3% impact of stock option expenses.

First six months of 2006:

Electro and Communications has performed consistently well over the past several quarters. Organic local currency growth for the first six months of 2006 was 7.5%, with this growth attributable to the electronics and electrical markets. The Siemens acquisition contributed 0.7% to sales growth. Operating income was $250 million, up nearly 19% year-on-year.

Safety, Security and Protection Services Business:

	Three months ended		Six months ended
	June 30		June 30
	2006	2005	2006	2005
Sales (millions)	$653	$599	$1,284	$1,156
Sales change analysis:
Local currency (volume and price)	8.3%	7.0%	11.8%	5.1%
Translation	0.6	2.6	(0.8)	2.6
Total sales change	8.9%	9.6%	11.0%	7.7%

Operating income (millions)	$145	$147	$309	$273
Percent change	(1.6)%	13.7%	13.1%	9.3%
Percent of sales	22.1%	24.5%	24.0%	23.6%

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

Second quarter of 2006:

Local currency growth in the Safety, Security and Protection Services business was up 8.3% to $653 million.  Growth in the business continues to be driven by strong global demand for personal safety products, especially respiratory protection.  3M continues to invest in additional respirator capacity, such as the recent announcement of a new respirator manufacturing facility in Korea, which will serve the Asia Pacific region. Operating income was $145 million in the second quarter, down 1.6% versus last year’s second quarter, including a 3.7% negative impact from stock option expenses.

Gross margins declined both year-on-year and sequentially in this business, impacted by supply chain disruptions in our roofing granules business. After last year’s severe hurricane season, 3M has been running plants that serve the south and southeast U.S. at full capacity. As a result, 3M has not been able to perform routine maintenance which is causing manufacturing inefficiencies at those locations. Therefore, 3M has sourced product from facilities in other geographic regions to meet customer demand. Rock is costly to ship, and 3M has absorbed added cost when it becomes necessary to supply product from alternative manufacturing facilities.

First six months of 2006:

Local currency growth in the Safety, Security and Protection Services business was up 11.8% to $1.284 billion.  Growth in the business continues to be driven by strong global demand for personal safety products, especially respiratory protection. Operating income was $309 million in the first six months of 2006, up 13.1% versus the first six months last year.

FINANCIAL CONDITION AND LIQUIDITY

The Company’s net debt position is as follows:

	June 30	Dec. 31
(Millions)	2006	2005

Total Debt	$2,711	$2,381
Less: Cash and cash equivalents and marketable securities	1,309	1,072
Net Debt	$1,402	$1,309

Total debt at both June 30, 2006 and December 31, 2005, was approximately 19% of total capital (total capital is defined as debt plus equity). 3M believes its ongoing cash flows provide ample cash to fund expected investments and capital expenditures. The Company has an AA credit rating from Standard & Poor’s and an Aa1 credit rating from Moody’s Investors Service.  The Company has sufficient access to capital markets to meet currently anticipated growth and acquisition investment funding needs. The Company does not utilize derivative instruments linked to the Company’s stock. However, the Company does have contingently convertible debt that, if conditions for conversion are met, is convertible into shares of 3M Company stock (refer to Note 1 in this document).

The Company’s financial condition and liquidity are strong.  Various assets and liabilities, including cash and short-term debt, can fluctuate significantly from month-to-month depending on short-term liquidity needs.  Working capital (defined as current assets minus current liabilities) totaled $2.675 billion at June 30, 2006, increasing $798 million from December 31, 2005, with this increase driven by higher accounts receivable, inventories and marketable securities partially offset by higher short-term debt. Primary short-term liquidity needs are provided through U.S. commercial paper and euro commercial paper issuances.  Medium-term note shelf borrowing capacity totaled $1.438 billion as of June 30, 2006.  Credit support for outstanding commercial paper is provided by a five-year $565 million credit agreement established in March 2005 among a group of primary relationship banks. This $565 million credit facility provides up to $115 million in letters of credit ($97 million of which was utilized at June 30, 2006), with provisions for increasing this limit up to $150 million. This credit agreement requires 3M to maintain a capitalization ratio at no more than 0.60 to 1 at the end of each quarter. This ratio is calculated as funded debt (including all borrowed money and letters of credit utilized) to the sum of funded debt and equity. At June 30, 2006, this ratio was approximately 0.20 to 1. To benefit from the SEC Securities Offering Reform rules applicable to well-known seasoned issuers, the Company filed a shelf registration statement on Form S-3 with the SEC on February 24, 2006, which became effective automatically, to register an indeterminate amount of debt or equity securities for future sales. No securities were issued off this shelf. The Company intends to use the proceeds from future securities sales off this shelf for general corporate purposes.

The Company uses various working capital measures that place emphasis and focus on certain working capital assets and liabilities. These measures are not defined under U.S. generally accepted accounting principles and may not be computed the same as similarly titled measures used by other companies.  One of the primary working capital measures 3M uses is a combined index, which includes accounts receivables, inventory and accounts payable. This combined index (defined as quarterly net sales — fourth quarter at year-end — multiplied by four, divided by ending net accounts receivable plus inventory less accounts payable) was 5.2 at June 30, 2006, down from 5.7 at December 31, 2005, and also a decrease from 5.6 at June 30, 2005. Receivables increased $333 million, or 11.7%, compared with December 31, 2005, with higher June 2006 sales compared to December 2005 sales contributing to the increase.  Inventories increased $395 million, or 18.3%, compared with December 31, 2005, as the Company increased inventory in anticipation of higher demand. Accounts payable increased $87 million compared with December 31, 2005.

Cash Flows from Operating Activities:

	Six months ended
	June 30
(Millions)	2006	2005

Net income	$1,781	$1,525
Depreciation and amortization	479	479
Company pension contributions	(72)	(76)
Company postretirement contributions	(26)	(68)
Company pension expense	154	174
Company postretirement expense	44	53
Income taxes (deferred and accrued income taxes)	(311)	350
Accounts receivable	(270)	(291)
Inventories	(352)	(193)
Accounts payable	71	83
Product and other insurance receivables and claims	8	(12)
Other — net	(88)	101
Net cash provided by operating activities	$1,418	$2,125

Cash flows from operating activities can fluctuate significantly from period to period, as pension funding decisions, tax timing differences and other items can significantly impact cash flows.  In the first six months of 2006, cash flows provided by operating activities decreased $707 million. This decrease was due in large part to first half 2006 tax payments of approximately $1 billion versus $500 million in the same period last year. The tax payments in 2006 related to the extension payment for 2005 tax year and the estimated payments for the 2006 tax year, all of which were larger than similar payments in previous years. In addition, 3M increased inventory in anticipation of higher demand. The category “Other-net” in the preceding table reflects changes in other asset and liability accounts. For example, annual rebates to be paid to customers are accrued as a liability throughout the year as earned, with significant payments to customers typically occurring in the first quarter of each year.

Cash Flows from Investing Activities:

	Six months ended
	June 30
(Millions)	2006	2005

Purchases of property, plant and equipment (PP&E)	$(451)	$(452)
Proceeds from sale of PP&E and other assets	25	28
Acquisitions, net of cash acquired	(88)	—
Purchases of investments	(2,072)	(955)
Proceeds from sale of investments	1,747	896
Net cash used in investing activities	$(839)	$(483)

Investments in property, plant and equipment enable growth in diverse markets, helping to meet product demand and increasing manufacturing efficiency. Capital expenditures were $451 million in the first six months of 2006, similar to the first six months of 2005. 3M recently announced additional capital investments for optical films in Poland, respiratory protection products in Korea, and customer centers in China and Russia, among others. 3M has also approved capacity additions for medical supplies, Filtrete filters, Scotch blue painters tape and roofing granules. The Company expects capital expenditures to total approximately $1.1 billion for total year 2006, compared with $943 million in 2005.

Refer to Note 2 in this Quarterly Report on Form 10-Q for information on 2006 acquisitions. The Company is actively considering additional acquisitions, investments and strategic alliances.

In the Consolidated Statement of Cash Flows, “Purchases of Investments” and “Proceeds from Sale of Investments” in the first six months of 2006 are primarily attributable to auction rate securities and asset-backed securities, which are classified as available-for-sale.

Cash Flows from Financing Activities:

	Six months ended
	June 30
(Millions)	2006	2005

Change in short-term debt — net	$489	$(580)
Repayment of debt (maturities greater than 90 days)	(148)	(480)
Proceeds from debt (maturities greater than 90 days)	—	69
Total change in debt	$341	$(991)
Purchases of treasury stock	(778)	(1,185)
Reissuances of treasury stock	375	287
Dividends paid to stockholders	(695)	(647)
Distributions to minority interests and other — net	6	10
Net cash used in financing activities	$(751)	$(2,526)

Total debt at June 30, 2006, was $2.711 billion, up from $2.381 billion at December 31, 2005, with the increase primarily due to commercial paper issuances. There were no new long-term debt issuances in the first six months of 2006. In the first six months of 2006, the increase in net short-term debt of $489 million includes the portion of short-term debt with original maturities of 90 days or less, which primarily represents commercial paper activity. The repayment of debt for maturities greater than 90 days also primarily relates to commercial paper activity.

Repurchases of common stock are made to support the Company’s stock-based employee compensation plans and for other corporate purposes.  On February 13, 2006, the Board of Directors authorized the purchase of $2.0 billion of the Company’s common stock between February 13, 2006 and February 28, 2007. As of June 30, 2006, approximately $1.3 billion remained available for purchase. Refer to the table titled “Issuer Purchases of Equity Securities” in Part II, Item 2, for more information.

In February 2006, the Board of Directors increased the quarterly dividend on 3M common stock by 9.5% to 46 cents per share, equivalent to an annual dividend of $1.84 per share. This marked the 48th consecutive year of dividend increases.  Other cash flows from financing activities include distributions to minority interests, excess tax benefits from stock-based compensation, changes in cash overdraft balances, and principal payments for capital leases.

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

Forward-looking statements relate to future events and typically address the Company’s expected future business and financial performance. Words such as  “plan,” “expect,” “aim,” “believe,” “project,” “target,” “anticipate,” “intend,” “estimate,” “will,” “should,” “could” and other words and terms of similar meaning, typically identify such forward-looking statements. In particular, these include statements about: (1) worldwide economic conditions; (2) competitive conditions and customer preferences; (3) foreign currency exchange rates and fluctuations in those rates; (4) the timing and acceptance of new product offerings; (5) the availability and cost of purchased components, compounds, raw materials and energy (including oil and natural gas and their derivatives) due to shortages, increased demand or supply interruptions (including those caused by natural and other disasters and other events); (6) the impact of acquisitions, strategic alliances, divestitures, and other unusual events resulting from portfolio management actions and other evolving business strategies, and possible organizational restructuring; (7) generating less productivity improvements than estimated; and (8) legal proceedings, including the outcome of pending Congressional action concerning asbestos-related litigation and other significant developments that could occur in the legal and regulatory proceedings. The Company assumes no obligation to update or revise any forward-looking statements.

Forward-looking statements are based on certain assumptions and expectations of future events and trends that are subject to risks and uncertainties. Actual future results and trends may differ materially from historical results or those reflected in any such forward-looking statements depending on a variety of factors. Discussion of these factors is incorporated by reference from Part II, Item 1A, “Risk Factors”, of this document and from Part I, Item 1A, “Risk Factors”, of our 2005 annual report on Form 10-K, and should be considered an integral part of Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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

b.  There was no change in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

3M COMPANY
FORM 10-Q
For the Quarterly Period Ended June 30, 2006
PART II.  Other Information

Item 1. Legal Proceedings.

Discussion of legal matters is incorporated by reference from Part I, Item 1, Note 9, “Commitments and Contingencies”, of this document, and should be considered an integral part of Part II, Item 1, “Legal Proceedings”.

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

Issuer Purchases of Equity

Securities (registered pursuant to

Section 12 of the Exchange Act)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
	(1)			(Millions)
January 1-31, 2006	140,646	$75.33	30,000	$2
February 1-28, 2006	754,242	$73.46	665,100	$1,951
March 1-31, 2006	1,819,405	$73.75	1,771,700	$1,821
Total January 1 – March 31, 2006	2,714,293	$73.75	2,466,800	$1,821
April 1 - 30, 2006	182,838	$81.90	0	$1,821
May 1 - 31, 2006	3,670,467	$85.17	3,388,200	$1,532
June 1 - 30, 2006	2,566,065	$80.65	2,535,300	$1,328
Total April 1 – June 30, 2006	6,419,370	$83.27	5,923,500	$1,328
Total January 1 – June 30, 2006	9,133,663	$80.44	8,390,300	$1,328

(1) The total number of shares purchased includes: (i) shares purchased under the Board’s authorizations described above, and (ii) shares purchased in connection with the exercise of stock options (which combined totaled 110,646 shares in January 2006, 89,142 shares in February 2006, 47,705 shares in March 2006, 182,838 shares in April 2006, 282,267 shares in May 2006, 30,765 shares in June 2006).

Item 3. Defaults Upon Senior Securities. – No matters require disclosure.

Item 4. Submission of Matters to a Vote of Security Holders.

The stockholders of the Company voted on five items at the Annual Meeting of Stockholders held on May 9, 2006:

1.               The election of directors

2.               The ratification of the appointment of PricewaterhouseCoopers LLP as the Company’s Independent Registered Public Accounting Firm

3.               The proposal to amend the Company’s Certificate of Incorporation to authorize the annual election of directors

4.               The stockholder proposal regarding executive compensation

5.               The stockholder proposal regarding the Company’s business operations in China

The nominees for directors were elected based upon the following votes:

Nominee	Votes For	Votes Withheld
Linda G. Alvarado	631,536,947	21,988,228
Edward M. Liddy	638,676,839	14,848,336
Robert S. Morrison	638,310,520	15,214,655
Aulana L. Peters	634,809,672	18,715,503

The ratification of the appointment of PricewaterhouseCoopers LLP, independent accountants, to audit the consolidated financial statements of the company and its subsidiaries for the year 2006, received the following votes:

For	638,355,869
Against	6,473,616
Abstain	8,695,690
Broker Non-Vote	1,600

The proposal to amend the Certificate of Incorporation to authorize the annual election of directors received the following votes:

For	636,186,156
Against	8,097,889
Abstain	9,242,530
Broker Non-Vote	200

The Stockholder proposal regarding executive compensation received the following votes:

For	181,007,185
Against	350,501,564
Abstain	13,086,772
Broker Non-Vote	108,931,254

The Stockholder proposal regarding the animal welfare policy – WITHDRAWN

The Stockholder proposal regarding the business operations in China received the following votes:

For	34,565,622
Against	450,365,187
Abstain	59,665,375
Broker Non-Vote	108,930,591

Item 5. Other Information. – No matters require disclosure.

Item 6. Exhibits.

Exhibits.  These exhibits are either incorporated by reference into this report or filed with this report as indicated below. Exhibit numbers 10.1 through 10.22 are management contracts or compensatory plans or arrangements.

Index to Exhibits:

(3) Articles of Incorporation and bylaws
(3.1)	Certificate of incorporation, as amended as of May 15, 2006, is filed electronically herewith.
(3.2)	Bylaws, as amended as of November 11, 2002, are incorporated by reference from the Form 8-K dated December 9, 2002.

(4) Instruments defining the rights of security holders, including indentures:
(4.1)	Indenture, dated as of November 17, 2000, between 3M and Citibank, N.A. with respect to 3M’s senior debt securities, is incorporated by reference from the Form 8-K dated December 7, 2000.
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

(10.20)	Letter agreement dated June 29, 2005 by and between 3M Company and W. James McNerney, Jr. is incorporated by reference from our Form 8-K dated June 30, 2005.
(10.21)	Employment agreement dated as of January 23, 2002, between 3M and Patrick D. Campbell is incorporated by reference from our Form 10-K for the year ended December 31, 2001.
(10.22)	Employment agreement dated as of November 19, 2002, between 3M and Richard F. Ziegler is incorporated by reference from our Form 10-K for the year ended December 31, 2002.

Filed electronically herewith:

(3.1)	Certificate of incorporation, as amended as of May 15, 2006

(12)	Calculation of ratio of earnings to fixed charges.

(15)	A letter from the Company’s independent registered public accounting firm regarding unaudited interim consolidated financial statements.

(31.1)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

(31.2)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

(32.1)	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

(32.2)	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

3M COMPANY
(Registrant)

Date: August 3, 2006

	By	/s/ Patrick D. Campbell

Patrick D. Campbell,
Senior Vice President and Chief Financial Officer

(Mr. Campbell is the Principal Financial Officer and has
been duly authorized to sign on behalf of the Registrant.)