Form 10-Q
period 2006-09-30
3M CO
filed 2006-10-27
CIK 66740

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Shares of common stock outstanding at September 30, 2006: 736,366,111.

This document (excluding exhibits) contains 42 pages.

The table of contents is set forth on page 2.

The exhibit index begins on page 40.

3M COMPANY

FORM 10-Q

For the Quarterly Period Ended September 30, 2006

3M COMPANY

FORM 10-Q

For the Quarterly Period Ended September 30, 2006

PART I. Financial Information

Item 1. Financial Statements.

Consolidated Statement of Income

(Unaudited)

3M Company and Subsidiaries

	Three months ended		Nine months ended
	September 30		September 30
(Millions, except per share amounts)	2006	2005	2006	2005
Net sales	$5,858	$5,382	$17,141	$15,842
Operating expenses
Cost of sales	2,990	2,635	8,551	7,786
Selling, general and administrative expenses	1,186	1,166	3,691	3,440
Research, development and related expenses	340	314	1,013	952
Total	4,516	4,115	13,255	12,178
Operating income	1,342	1,267	3,886	3,664

Interest expense and income
Interest expense	37	20	84	59
Interest income	(13)	(13)	(35)	(45)
Total	24	7	49	14

Income before income taxes and minority interest	1,318	1,260	3,837	3,650
Provision for income taxes	412	407	1,127	1,245
Minority interest	12	13	35	40
Net income	$894	$840	$2,675	$2,365

Weighted average common shares outstanding — basic	745.2	762.2	751.6	767.3
Earnings per share — basic	$1.20	$1.10	$3.56	$3.08

Weighted average common shares outstanding — diluted	756.2	777.1	765.1	784.5
Earnings per share — diluted	$1.18	$1.08	$3.50	$3.01

Cash dividends paid per common share	$0.46	$0.42	$1.38	$1.26

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

Consolidated Balance Sheet

(Unaudited)

3M Company and Subsidiaries

	Sept. 30	Dec. 31
(Dollars in millions, except per share amounts)	2006	2005

Assets
Current assets
Cash and cash equivalents	$999	$1,072
Marketable securities - current	130	—
Accounts receivable — net	3,332	2,838
Inventories
Finished goods	1,243	1,050
Work in process	812	706
Raw materials and supplies	577	406
Total inventories	2,632	2,162
Other current assets	1,216	1,043
Total current assets	8,309	7,115

Marketable securities - non-current	112	—
Investments	287	272
Property, plant and equipment	16,746	16,127
Less: Accumulated depreciation	(10,964)	(10,534)
Property, plant and equipment — net	5,782	5,593
Goodwill	3,862	3,473
Intangible assets — net	630	486
Prepaid pension and postretirement benefits	2,959	2,905
Other assets	742	697
Total assets	$22,683	$20,541

Liabilities and Stockholders’ Equity
Current liabilities
Short-term borrowings and current portion of long-term debt	$2,570	$1,072
Accounts payable	1,373	1,256
Accrued payroll	535	469
Accrued income taxes	848	989
Other current liabilities	1,537	1,452
Total current liabilities	6,863	5,238

Long-term debt	1,230	1,309
Other liabilities	3,607	3,599
Total liabilities	$11,700	$10,146

Commitments and contingencies (Note 9)

Stockholders’ equity
Common stock par value, $.01 par value, 944,033,056 shares issued	9	9
Additional paid-in capital	2,417	2,225
Retained earnings	17,127	15,715
Treasury stock, at cost; 207,666,945 shares at September 30, 2006;
189,494,669 shares at Dec. 31, 2005	(8,293)	(6,965)
Unearned compensation	(139)	(178)
Accumulated other comprehensive income (loss)	(138)	(411)
Stockholders’ equity — net	10,983	10,395
Total liabilities and stockholders’ equity	$22,683	$20,541

Consolidated Statement of Cash Flows

(Unaudited)

3M Company and Subsidiaries

	Nine months ended
	September 30
(Dollars in millions)	2006	2005

Cash Flows from Operating Activities
Net income	$2,675	$2,365
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	728	734
Company pension and postretirement contributions	(339)	(502)
Company pension and postretirement expense	299	332
Stock-based compensation expense	162	133
Deferred income tax provision	(111)	42
Changes in assets and liabilities
Accounts receivable	(384)	(313)
Inventories	(375)	(214)
Accounts payable	71	19
Accrued income taxes	(138)	278
Product and other insurance receivables and claims	51	23
Other — net	(122)	141
Net cash provided by operating activities	2,517	3,038

Cash Flows from Investing Activities
Purchases of property, plant and equipment (PP&E)	(763)	(660)
Proceeds from sale of PP&E and other assets	53	32
Acquisitions, net of cash acquired	(468)	(1,264)
Purchases of investments	(2,442)	(1,326)
Proceeds from sale of investments	2,191	1,254
Net cash used in investing activities	(1,429)	(1,964)

Cash Flows from Financing Activities
Change in short-term debt — net	1,293	661
Repayment of debt (maturities greater than 90 days)	(151)	(547)
Proceeds from debt (maturities greater than 90 days)	277	294
Purchases of treasury stock	(2,021)	(1,809)
Reissuances of treasury stock	426	467
Dividends paid to stockholders	(1,037)	(968)
Distributions to minority interests	(38)	(56)
Excess tax benefits from stock-based compensation	31	49
Other — net	(18)	39
Net cash used in financing activities	(1,238)	(1,870)

Effect of exchange rate changes on cash and cash equivalents	77	(113)

Net increase (decrease) in cash and cash equivalents	(73)	(909)
Cash and cash equivalents at beginning of year	1,072	2,757
Cash and cash equivalents at end of period	$999	$1,848

3M Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1. Basis of Presentation

The interim consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair statement of the Company’s consolidated financial position, results of operations and cash flows for the periods presented. These adjustments consist of normal, recurring items. The results of operations for any interim period are not necessarily indicative of results for the full year. The interim consolidated financial statements and notes are presented as permitted by the requirements for Quarterly Reports on Form 10-Q.

As described in 3M’s Current Report on Form 8-K dated September 21, 2006 (which updated 3M’s 2005 Annual Report on Form 10-K) and Quarterly Reports on Form 10-Q for the periods ended June 30, 2006 and March 31, 2006, during the first quarter of 2006 the Company reorganized its business segments (refer to Note 10) and adopted an accounting standard that requires 3M to expense stock-based compensation. The Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004) “Share Based Payment” (“SFAS No. 123R”) effective January 1, 2006 and elected to use the modified retrospective method to restate all prior periods to give effect to the fair-value based method of accounting for stock options awards granted in fiscal years beginning on or after January 1, 1995 (refer to the “Stock-based Compensation” section that follows for further discussion). This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and notes included in its Current Report on Form 8-K dated September 21, 2006.

As described in 3M’s Current Report on Form 8-K dated September 21, 2006, in the fourth quarter of 2005, costs of internally developed patents were reclassified for all periods presented to “Research, development and related expenses” from “Selling, general and administrative expenses”. Costs of internally developed patents include costs and fees incurred to prepare, file, secure and maintain patents.

Significant Accounting Policies

Earnings per share: The difference in the weighted average shares outstanding for calculating basic and diluted earnings per share is attributable to the dilution associated with the Company’s stock-based compensation plans. Certain Management Stock Ownership Program (MSOP) options outstanding were not included in the computation of diluted earnings per share because they would not have had a dilutive effect (36.0 million average options for the three months ended September 30, 2006; 30.2 million average options for the nine months ended September 30, 2006; 24.1 million average options for the three months ended September 30, 2005; 12.5 million average options for the nine months ended September 30, 2005). The conditions for conversion related to the Company’s “Convertible Notes” were not met (refer to 3M’s Current Report on Form 8-K dated September 21, 2006, Note 8 to the Consolidated Financial Statements, for more detail); accordingly, there was no impact on 3M’s diluted earnings per share. If the conditions for conversion are met, 3M may choose to pay in cash and/or common stock; however, if this occurs, the Company has the intent and ability to settle this debt security in cash. Refer to the “New Accounting Pronouncements” section that follows for discussion of EITF Issue No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” and proposed SFAS No. 128R, “Earnings per Share—an amendment of FASB Statement No. 128”, which has not yet been finalized by the Financial Accounting Standards Board (FASB). The computations for basic and diluted earnings per share follow:

Earnings Per Share Computations

	Three months ended		Nine months ended
	September 30		September 30
(Amounts in millions, except per share amounts)	2006	2005	2006	2005
Numerator:
Net income	$894	$840	$2,675	$2,365

Denominator:
Denominator for weighted average common shares outstanding — basic	745.2	762.2	751.6	767.3

Dilution associated with the Company’s stock-based compensation plans	11.0	14.9	13.5	17.2

Denominator for weighted average common shares outstanding — diluted	756.2	777.1	765.1	784.5

Earnings per share — basic	$1.20	$1.10	$3.56	$3.08
Earnings per share — diluted	1.18	1.08	3.50	3.01

Stock-based Compensation

In December 2004, the FASB issued SFAS No. 123 (revised 2004). SFAS No. 123R supersedes APB Opinion No. 25. Under APB Opinion No. 25, no compensation expense is recognized for employee stock option grants if the exercise price of the Company’s stock option grants is at or above the fair market value of the underlying stock on the date of grant. Under SFAS No. 123R, compensation expense is recognized for both the General Employee’s Stock Purchase Plan (GESPP) and the MSOP. SFAS No. 123R requires the determination of the fair value of the share-based compensation at the grant date and the recognition of the related expense over the period in which the share-based compensation vests. The Company adopted SFAS No. 123R effective January 1, 2006. The Company adopted SFAS No. 123R using the modified retrospective method. All prior periods have been restated to give effect to the fair-value-based method of accounting for awards granted in fiscal years beginning on or after January 1, 1995. The Company believes that the modified retrospective application of this standard achieves the highest level of clarity and comparability among the presented periods. On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3,Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards (the FSP). The FSP provides that companies may elect to use a specified “short-cut” method to calculate the historical pool of windfall tax benefits upon adoption of SFAS No. 123R. The Company elected to use the “short-cut” method when SFAS No. 123R was adopted by the Company January 1, 2006.

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

The impact of stock-based compensation on net income and earnings per share provided in the table that follows for the years ended December 31, 2005, 2004 and 2003 and the three months and nine months ended September 30, 2005, were recognized over the nominal vesting period, whereby if an employee retired before the end of the vesting period, the Company would recognize any remaining unrecognized compensation cost at the date of retirement. SFAS No. 123R requires recognition under a non-substantive vesting period approach, requiring compensation expense recognition when an employee is eligible to retire. 3M employees in the U.S. are eligible to retire beginning at age 55 and after having completed five years of service. Approximately 25% of the number of stock-based compensation awards are made to this population. The Company changed to the non-substantive vesting period approach for new stock compensation grants made after the Company’s adoption of SFAS No. 123R on January 1, 2006. Therefore, primarily beginning in May 2006 with the annual MSOP grant, immediate expensing of those stock-based compensation awards granted to employees eligible to retire will result in a higher compensation expense than historically recognized in comparable periods. The increase in stock option expense for the nine months ended September 30, 2006 compared to the same period last year is primarily the result of this change to a non-substantive vesting approach. Prior to 2005, under previous plans, these options were generally exercisable one year after the date of grant, with expiration 10 years from the date of grant. Effective with the May 2005 annual grant, the Company changed its vesting period from one to three years with the expiration date remaining at 10 years from date of grant. The decrease in stock-based compensation expense for 2005 compared with 2004 was primarily driven by this change in vesting period. Capitalized stock-based compensation amounts were not material at September 30, 2006 and December 31, 2005. The diluted earnings per share impact presented below for 2005 and prior is computed as the difference between restated historical per share amounts (which reflect the impact of SFAS No. 123R on both net income and diluted shares) compared to the historically reported diluted earnings per share. Amounts recognized in the financial statements with respect to these plans (MSOP and GESPP) are as follows:

	Three months ended		Nine months ended		Year ended
	September 30		September 30		December 31
(Millions, except per share amounts)	2006	2005	2006	2005	2005	2004	2003
Cost of sales	$10	$3	$33	$23	$27	$44	$37
Selling, general and administrative expenses	25	15	98	83	96	156	129
Research, development and related expenses	9	5	31	27	32	52	43
Operating Income (Loss)	$(44)	$(23)	$(162)	$(133)	$(155)	$(252)	$(209)

Income tax benefits	$15	$10	$60	$60	$67	$103	$92

Net Income (Loss)	$(29)	$(13)	$(102)	$(73)	$(88)	$(149)	$(117)

Earnings per share impact — diluted	$(0.04)	$(0.02)	$(0.13)	$(0.12)	$(0.14)	$(0.19)	$(0.14)
Earnings per share — diluted	$1.18	$1.08	$3.50	$3.01	$3.98	$3.56	$2.88

The following table adjusts the revised diluted earnings per share from the preceding table to reflect the approximate impact of using the non-substantive vesting period approach for grants made prior to January 1, 2006.

Stock-Based Compensation

	Three months ended	Nine months ended
Pro Forma Earnings Per Share — Diluted	Sept. 30, 2005	Sept. 30, 2005	2005	2004	2003
Earnings per share — diluted	$1.08	$3.01	$3.98	$3.56	$2.88
Impact of retirement — eligible	—	$(0.02)	$(0.02)	—	—
Pro forma (adjusted to reflect non-substantive vesting period approach)	$1.08	$2.99	$3.96	$3.56	$2.88

The following table details the modified retrospective application impact of SFAS No. 123R on previously reported results:

	Revised	As previously
(Millions, except per share amounts)	Per SFAS No. 123R	reported
For the three months ended September 30, 2005

Operating Income	$1,267	$1,290
Income before income taxes and minority interest	1,260	1,283
Net Income	840	853

Earnings per share — basic	$1.10	$1.12
Earnings per share — diluted	$1.08	$1.10

For the nine months ended September 30, 2005

Operating Income	$3,664	$3,797
Income before income taxes and minority interest	3,650	3,783
Net Income	2,365	2,438

Earnings per share — basic	$3.08	$3.18
Earnings per share — diluted	$3.01	$3.13

Net cash provided by operating activities	3,038	3,087

Net cash used in financing activities	(1,870)	(1,919)

As of December 31, 2005

Long term deferred tax asset	$138	$110
Total Assets	20,541	20,513

Long term deferred tax liability	1,342	1,609
Total liabilities	10,146	10,413
Additional paid-in capital	2,225	287
Retained earnings	15,715	17,358
Total stockholders’ equity	10,395	10,100
Total liabilities and stockholders’ equity	$20,541	$20,513

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

MSOP Assumptions

	Annual				Progressive (Reload)

	2006	2005	2004	2003	2006	2005	2004	2003
Exercise price	$87.27	$76.87	$84.39	$61.91	$80.69	$81.19	$83.10	$66.86
Risk-free interest rate	5.0%	4.0%	4.1%	2.6%	4.4%	3.7%	2.7%	1.8%
Dividend yield (Div growth rate - 2003)	2.0%	2.0%	2.2%	2.1%	2.0%	2.0%	2.2%	2.2%
Volatility	20.0%	23.5%	23.8%	23.8%	20.6%	20.9%	21.6%	23.7%
Expected life (months)	69	69	73	66	39	40	39	32
Black-Scholes fair value	$19.82	$18.28	$20.30	$12.75	$13.32	$13.18	$12.42	$9.44

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

The following table summarizes MSOP activity during the nine months ended September 30, 2006:

MSOP

			Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic Value
	Options	Price*	Life* (months)	(millions)
Under option —
January 1	80,157,713	$62.40
Granted
Annual	11,308,972	87.27
Progressive (Reload)	530,259	80.69
Exercised	(7,364,969)	46.85
Canceled	(440,645)	74.77
September 30	84,191,330	$67.18	72	$924
Options exercisable September 30	65,093,132	$62.50	61	$924
Shares available for grant September 30	13,182,977

*Weighted average

MSOP

	Options Outstanding			Options Exercisable
		Remaining
		Contractual
Range of Exercise		Exercise	Exercise		Exercise
Prices	Shares	Life (months)*	Price*	Shares	Price*

$43.35-64.50	48,032,430	51	$55.46	48,032,430	$55.46
64.65-89.15	36,158,900	100	82.75	17,060,702	82.31

*Weighted average

The Company does not have a specific policy to repurchase common shares to mitigate the dilutive impact of options; however, the Company has historically made adequate discretionary purchases, based on cash availability, market trends and other factors, to satisfy stock option exercise activity.

As of September 30, 2006, there was $245 million of compensation expense that has yet to be recognized related to non-vested stock based awards. This expense is expected to be recognized over a weighted-average period of 2.1 years. The total intrinsic values of stock options exercised during the nine-month periods ended September 30, 2006 and 2005, was $253 million and $247 million, respectively. Cash received from options exercised was $345 million and $384 million for the nine months ended September 30, 2006 and 2005, respectively. The actual tax benefits realized by the Company for employee stock options were $72 million and $74 million for the nine months ended September 30, 2006 and 2005, respectively.

In May 1997, shareholders approved 30 million shares for issuance under the Company’s GESPP. Substantially all employees are eligible to participate in the plan. Participants are granted options at 85% of market value at the date of grant. There are no GESPP shares under option at the beginning or end of each reporting period because options are granted on the first business day and exercised on the last business day of the same month.

GESPP

	Nine months ended
	September 30
	2006		2005

		Exercise		Exercise
	Shares	Price*	Shares	Price*
Options granted	1,245,190	$65.10	1,235,161	$66.70
Options exercised	(1,245,190)	65.10	(1,235,161)	66.70
Shares available for grant — Sept. 30	10,859,349		12,515,899

*Weighted average

The weighted average fair value per option granted during the nine months ended September 30, 2006 and 2005 was $11.49 and $11.77, respectively. The fair value of GESPP options was based on the 15% purchase price discount. The Company recognized compensation expense for GESSP options of $14 million for the nine months ended September 30, 2006 and $15 million for the nine months ended September 30, 2005.

New Accounting Pronouncements

In September 2004, the FASB’s Emerging Issues Task Force finalized EITF Issue No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” that would require the dilutive effect of shares from contingently convertible debt to be included in the diluted earnings per share calculation regardless of whether the contingency has been met. The Company has $616 million in aggregate face amount of 30-year zero coupon senior notes that are convertible into approximately 5.8 million shares of common stock if certain conditions are met. These conditions have never been met (refer to 3M’s Current Report on Form 8-K dated September 21, 2006, Note 8 to the Consolidated Financial Statements, for more detail). In September 2005, the FASB revised its December 2003 Exposure Draft SFAS No. 128R, “Earnings per Share — an amendment of FASB Statement No. 128”, which has not yet been finalized by the FASB. The proposed SFAS No. 128R further addresses contingently convertible debt and several other issues. Unless the Company takes steps to modify certain terms of this debt security, EITF Issue No. 04-08 and proposed SFAS No. 128R (when effective) would result in an increase of approximately 5.8 million shares to diluted shares outstanding to give effect to the contingent issuance of shares. Also, using the if-converted method, net income for the diluted earnings per share calculations would be adjusted for interest expense associated with this debt instrument. EITF Issue No. 04-08 would have been effective beginning with the Company’s 2004 fourth quarter. However, due to the FASB’s delay in issuing SFAS No. 128R and the Company’s intent and ability to settle this debt security in cash versus the issuance of stock, the impact of the additional diluted shares will not be included in the diluted earnings per share calculation until the proposed SFAS No. 128R is effective. When SFAS No. 128R is effective, prior periods’ diluted shares outstanding and diluted earnings per share amounts will be restated to present comparable information. The estimated annual reduction in the Company’s diluted earnings per share would have been approximately $.02 to $.03 per share in each year for 2005, 2004 and 2003. Because the impact of this standard is ongoing, the Company’s diluted shares outstanding and diluted earnings per share amounts would be impacted until retirement or modification of certain terms of this debt security.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement addresses how to calculate fair value measurements required or permitted under other accounting pronouncements. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. SFAS No. 157 is effective for the Company beginning January 1, 2008. The Company is currently evaluating the impact of this standard.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This standard requires employers to recognize the underfunded or overfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income, which is a component of stockholders’ equity. Additionally, SFAS No. 158 requires employers to measure the funded status of a plan as of the date of its year-end statement of financial position, which is consistent with the Company’s present measurement date. The Company has evaluated the impact that the implementation of SFAS No. 158 will have on its financial statements. Utilizing current assumptions, which may change by the December 31, 2006 measurement date, the Company anticipates an approximate $2.3 billion after-tax decrease to accumulated other comprehensive income, which would result in a reduction to stockholders’ equity. SFAS No. 158 does not change the amount of actuarially determined expense that is recorded in the consolidated statement of income. The new reporting requirements and related new footnote disclosure rules of SFAS No. 158 are effective for fiscal years ending after December 15, 2006.

NOTE 2. Acquisitions and Divestitures

During the nine months ended September 30, 2006, 3M completed 12 business combinations for a total purchase price of $468 million, net of cash acquired. Purchased identifiable intangible assets of $182 million for these acquisitions will be amortized on a straight-line basis over lives ranging from 2 to 17 years (weighted-average life of 10 years).

The largest of these 2006 acquisitions was the purchase of 100 percent of the outstanding shares of Security Printing and Systems Limited (Safety, Security and Protection Services Business) from authentos GmbH, Germany. The acquired company is a producer of finished, personalized passports and secure cards. The purchase price allocation is considered preliminary.

The 11 additional business combinations are summarized as follows:

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

5) In June 2006, 3M (Health Care Business) purchased 100 percent of the outstanding shares of SBG (Software und Beratung im Gesundheitswesen) GmbH, a Berlin-based developer of diagnosis related groups software for hospitals.

6) In June 2006, 3M (Safety, Security and Protection Services Business) purchased certain assets of POMP Medical and Occupational Health Products LLC, a Porto Alegre, Brazil based provider of earplugs, eyewear and hand cream.

7) In July 2006, 3M (Industrial and Transportation Business) purchased certain assets of Pinnacle Distribution Concepts, Inc., a leading transportation management system (TMS) provider specializing in the delivery of Web-based, “on-demand” solutions.

8) In July 2006, 3M (Electro and Communications Business) purchased certain assets of SCC Products Inc. and JJ Converting LLC, both based in Sanford, N.C. SCC Products Inc. is a provider of flexible static control packaging and workstation products for electronic devices. JJ Converting LLC is a producer of films used to make static control bags.

9) In August 2006, 3M (Display and Graphics Business) purchased 100 percent of the outstanding shares of Archon Technologies, Inc., a Denver, Co. based provider of enterprise software solutions for motor vehicle agencies.

10) In August 2006, 3M (Safety, Security and Protection Services Business) purchased 100 percent of the outstanding shares of Aerion Technologies, a Denver, Co. based maker of safety products, including heat stress monitors, thermal cameras and carbon monoxide detectors.

11) In September 2006, 3M (Electro and Communications Business) purchased 100 percent of the outstanding shares of Credence Technologies Inc., a Soquel, Ca. based provider of instruments and high-end monitoring equipment for electrostatic discharge control and electromagnetic compliance.

Pro forma information related to the above acquisitions is not included because the impact on the Company’s consolidated results of operations is not considered to be material. There were no in-process research and development charges associated with these acquisitions. The purchase price allocations and the resulting impact on the Consolidated Balance Sheet relating to 2006 acquisitions follow:

2006 IMPACT

Total
Asset (Liability) (Millions)	Impact
Accounts receivable	$32
Inventory	40
Other current assets	2
Property, plant, and equipment — net	37
Purchased intangible assets	182
Purchased goodwill	322
Accounts payable and other current liabilities	(101)
Deferred tax liability	(46)

Net assets acquired	$468

The acquisition of CUNO, Incorporated (“CUNO”) was completed on August 2, 2005. The operating results of CUNO are included in the Industrial and Transportation Business segment. The purchase price allocation is final (refer to Note 2 to the Consolidated Financial Statements in 3M’s Current Report on Form 8-K dated September 21, 2006 for more information related to CUNO).

Subsequent Event

On October 17, 2006, 3M (Health Care Business) announced its intent to purchase 100 percent of the outstanding shares of Brontes Technologies Inc., a Lexington, Massachusetts based developer of proprietary 3-D imaging technology for dental and orthodontic applications for $95 million in cash. The transaction will result in an estimated fourth quarter 2006 charge of $0.12 to $0.13 per diluted share, reflecting the one time write-off of acquired in-process research and development costs.

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

Purchased goodwill related to acquisitions in the first nine months of 2006 totaled $322 million, $28 million of which is deductible for tax purposes. The goodwill balance by business segment as of December 31, 2005 and September 30, 2006, follow:

Goodwill

	Dec. 31,	2006	2006	Sept. 30,
	2005	acquisition	translation	2006
(Millions)	balance	activity	and other	balance
Industrial and Transportation	$1,340	$7	$17	$1,364
Health Care	502	35	25	562
Display and Graphics	871	12	1	884
Consumer and Office	63	2	2	67
Electro and Communications	525	27	17	569
Safety, Security and Protection Services	172	239	5	416
Total Company	$3,473	$322	$67	$3,862

Acquired Intangible Assets

The carrying amount and accumulated amortization of acquired intangible assets as of September 30, 2006, and December 31, 2005, follow:

	Sept. 30	Dec. 31
(Millions)	2006	2005
Patents	$415	$378
Other amortizable intangible assets (primarily tradenames and customer related intangibles)	527	369
Non-amortizable intangible assets (tradenames)	65	60
Total gross carrying amount	$1,007	$807

Accumulated amortization — patents	(234)	(205)
Accumulated amortization — other	(143)	(116)
Total accumulated amortization	(377)	(321)
Total intangible assets — net	$630	$486

Amortization expense for acquired intangible assets for the three-month and nine-month periods ended September 30, 2006 and 2005 follows:

	Three months ended		Nine months ended
	September 30		September 30
(Millions)	2006	2005	2006	2005
Amortization expense	$21	$13	$50	$35

The table below shows expected amortization expense for acquired intangible assets recorded as of September 30, 2006:

	Last
	Quarter					After
(Millions)	2006	2007	2008	2009	2010	2010
Amortization expense	$18	$68	$65	$62	$51	$301

The expected amortization expense is an estimate. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, changes in foreign currency exchange rates, impairment of intangible assets, accelerated amortization of intangible assets and other events.

NOTE 4. Supplemental Stockholders’ Equity and Comprehensive Income Information

Accumulated Other Comprehensive Income (Loss)

	Sept. 30,	Dec. 31,
(Millions)	2006	2005
Cumulative translation — net	$26	$(296)
Minimum pension liability adjustments — net	(156)	(156)
Debt and equity securities, unrealized gain — net	2	3
Cash flow hedging instruments, unrealized gain (loss) — net	(10)	38
Total accumulated other comprehensive income (loss)	$(138)	$(411)

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

TOTAL COMPREHENSIVE INCOME

	Three months ended
	September 30
(Millions)	2006	2005
Net Income	$894	$840
Other comprehensive income (loss)
Cumulative translation — net of $2 million tax provision in 2006 and net of $4 million tax provision in 2005	57	(17)
Debt and equity securities, unrealized gain (loss) - net of immaterial tax impact	—	1
Cash flow hedging instruments, unrealized gain (loss) — net of $6 million tax benefit in 2006 and net of $10 million tax provision in 2005	(8)	24
Total comprehensive income	$943	$848

TOTAL COMPREHENSIVE INCOME

	Nine months ended
	September 30
(Millions)	2006	2005
Net Income	$2,675	$2,365
Other comprehensive income (loss)
Cumulative translation — net of $9 million tax provision in 2006 and net of $24 million tax provision in 2005	322	(508)
Debt and equity securities, unrealized gain (loss) - net of immaterial tax impact	(1)	—
Cash flow hedging instruments, unrealized gain (loss) — net of $28 million tax benefit in 2006 and net of $52 million tax provision in 2005	(48)	93
Total comprehensive income	$2,948	$1,950

NOTE 5. Income Taxes

The Company is routinely audited by tax authorities in the countries where it conducts business and maintains a tax reserve that reflects management’s estimate of the Company’s probable exposure arising from such audits. To the extent the Company were to prevail in matters for which reserves have been established or be required to pay amounts in excess of reserves, the Company’s tax provision in a given financial statement period may be materially impacted.

An audit of the Company’s U.S. tax returns for years through 2001 was completed in the second quarter of 2006. The Company and the Internal Revenue Service reached a final settlement for these years including an agreement on the amount of a refund claim to be filed by the Company. The Company also made substantial progress towards final resolution of audits by certain European countries. Also, in the second quarter of 2006, the Company completed a detailed reassessment of its tax reserves that it had begun earlier in the year. Considering the developments noted above and other factors, including the impact on open audit years of the recent resolution of issues in various audits, the reassessment resulted in a reduction of the reserves in the second quarter of 2006 by $105 million inclusive of agreed-upon tax refund claims.

In the third quarter of 2006, the Company completed the preparation and filing of its 2005 U.S. federal income tax return and included in its provision for the three and nine months ending September 30, 2006, an adjustment for U.S. income taxes for 2005. The adjustments from amounts previously estimated (both positive and negative) included lower U.S taxes on dividends received from the Company’s foreign subsidiaries. The Company also made quarterly adjustments (both positive and negative) to its reserves for tax contingencies. The net effect of these adjustments was a $19 million decrease in tax expense for the third quarter of 2006.

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

NOTE 6. Derivatives and Other Financial Instruments

The Company uses interest rate swaps, currency swaps, and forward and option contracts to manage risks generally associated with foreign exchange rate, interest rate and commodity market volatility. For a more detailed discussion of the company’s derivative instruments, refer to the company’s 2005 Annual Report on Form 10-K and its Current Report on Form 8-K dated September 21, 2006 (which updated 3M’s Annual Report on Form 10-K).

The Company enters into foreign exchange forward contracts, options and swaps to hedge against the effect of exchange rate fluctuations on cash flows denominated in foreign currencies and certain intercompany financing transactions. These transactions are designated as cash flow hedges. Based on exchange rates at September 30, 2006, the Company expects to reclassify to earnings over the next 12 months a majority of the cash flow hedging instruments after-tax loss of $10 million (with the impact largely offset by foreign currency cash flows from underlying hedged items). Amounts recorded in accumulated other comprehensive income (loss) related to cash flow hedging instruments follow:

Cash Flow Hedging Instruments

	Three months ended		Nine months ended
Net of Tax	September 30		September 30
(Millions)	2006	2005	2006	2005

Beginning balance	$(2)	$27	$38	$(42)

Changes in fair value of derivatives	(13)	26	(42)	80
Net (gains)/losses reclassified into earnings from equity	5	(4)	(6)	11
Total activity	(8)	22	(48)	91

Ending balance	$(10)	$49	$(10)	$49

As circumstances warrant, the Company also uses cross-currency interest rate swaps to hedge foreign currency and interest rates. As part of this strategy, in September 2006, the Company entered into a three-year combined interest rate and currency swap with a notional amount of $300 million. This transaction is a partial hedge of 3M’s net investment in 3M’s Japanese subsidiaries. This swap converts a variable rate U.S. dollar exposure to a variable rate yen-denominated exposure.

NOTE 7. Marketable Securities

During 2006, the Company invested in asset-backed securities and auction rate securities. The following is a summary of amounts recorded on the Consolidated Balance Sheet for marketable securities (current and non-current) at September 30, 2006. The Company did not have any marketable securities balance at year-end 2005.

Sept. 30,
(Millions)	2006

Auction rate securities	$26
Asset-backed securities	93
Other	11

Current marketable securities	130

Asset-backed securities	107
Other	5

Non-current marketable securities	112

Total marketable securities	$242

Classification of marketable securities as current or non-current is dependent upon management’s intended holding period, the security’s maturity date, or both. If management intends to hold the securities for longer than one year, they are classified as non-current. Unrealized gains and losses were not material in the first nine months of 2006. Gross realized gains and gross realized losses on sales of marketable securities were also not material. There were no impairment losses recognized on marketable securities in the first nine months of 2006. Cost of securities sold or reclassified use the specific identification method. Since these marketable securities are classified as available-for-sale securities, changes in fair value will flow through other comprehensive income, with amounts reclassified out of other comprehensive income into earnings upon sale. Other comprehensive income activity for these securities in the first nine months of 2006 was not material.

The fair value of securities in an unrealized loss position at September 30, 2006 was $86 million, all of which have been a loss position for less than 12 months. Unrealized losses for these securities at September 30, 2006 were not material. 3M has both the intent and ability to hold the securities for the time necessary to recover the cost basis.

The balance at September 30, 2006 for marketable securities and short-term investments by contractual maturity are shown below. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

Sept. 30,
(Millions)	2006

Due in one year or less	$42
Due after one year through three years	85
Due after three years through five years	46
Due after five years	69

Total marketable securities	$242

NOTE 8. Pension and Postretirement Benefit Plans

Components of net periodic benefit cost and other supplemental information for the three months and nine months ended September 30 follow:

Benefit Plan Information

	Three months ended September 30
	Qualified and Non-qualified				Postretirement
	Pension Benefits				Benefits
	United States		International
(Millions)	2006	2005	2006	2005	2006	2005

Service cost	$49	$44	$30	$27	$14	$13
Interest cost	135	126	43	45	26	25
Expected return on plan assets	(192)	(169)	(59)	(55)	(27)	(24)
Amortization of transition (asset) obligation	—	—	1	1	—	—
Amortization of prior service cost (benefit)	3	3	(1)	(1)	(12)	(10)
Recognized net actuarial (gain) loss	51	45	19	13	21	22
Net periodic benefit cost	$46	$49	$33	$30	$22	$26

Settlements, curtailments and special termination benefits	—	—	—	—	—	—
Net periodic benefit cost after settlements, curtailments and special termination benefits	$46	$49	$33	$30	$22	$26

Benefit Plan Information

	Nine months ended September 30
	Qualified and Non-qualified				Postretirement
	Pension Benefits				Benefits
	United States		International
(Millions)	2006	2005	2006	2005	2006	2005

Service cost	$147	$132	$88	$81	$42	$40
Interest cost	405	376	129	136	78	75
Expected return on plan assets	(574)	(499)	(173)	(167)	(79)	(71)
Amortization of transition (asset) obligation	—	—	3	3	—	—
Amortization of prior service cost (benefit)	9	10	(3)	(3)	(38)	(30)
Recognized net actuarial (gain) loss	153	135	49	43	63	65
Net periodic benefit cost	$140	$154	$93	$93	$66	$79

Settlements, curtailments and special termination benefits	—	6	—	—	—	—
Net periodic benefit cost after settlements, curtailments and special termination benefits	$140	$160	$93	$93	$66	$79

For the nine months ended September 30, 2006, contributions totaling $303 million were made to the Company’s U.S. and international pension plans and $36 million to its post-retirement plans. In 2006, the Company expects to contribute up to $400 million to its U.S. and international pension plans, and up to $75 million to its post-retirement plans. The Company does not have a required minimum pension contribution obligation for its U.S. plans in 2006. Therefore, the amount of the anticipated discretionary pension contribution could vary significantly depending on the U.S plans’ funding status as of the 2006 measurement date and the anticipated tax deductibility of the contribution.

NOTE 9. Commitments and Contingencies

Legal Proceedings:

The Company and some of its subsidiaries are involved in numerous claims and lawsuits, principally in the United States, and regulatory proceedings worldwide. These include various products liability (involving products that the Company now or formerly manufactured and sold), intellectual property, and commercial claims and lawsuits, including those brought under the antitrust laws, and environmental proceedings. The following sections describe the significant legal proceedings in which the Company is involved and the liabilities and associated insurance receivables the Company has accrued relating to its significant legal proceedings. Unless otherwise stated, the Company is vigorously defending all such litigation. Additional information can be found in Note 11 “Commitments and Contingencies” in the Company’s Current Report on Form 8-K dated September 21, 2006, including information about the Company’s process for establishing and disclosing accruals and insurance receivables.

Antitrust Litigation

As previously reported, LePage’s Inc., a transparent tape competitor of 3M, filed a lawsuit against the Company in June 1997 alleging that certain marketing practices of the Company constituted unlawful monopolization under the antitrust laws. Following the entry of a verdict in LePage’s favor and appellate rulings sustaining that verdict, direct and indirect tape purchasers filed a number of purported class actions and individual actions against the Company in various state and federal courts. These cases alleged that the Company competed unfairly and unlawfully monopolized alleged markets for transparent tape, and sought injunctive relief and damages in the form of price overcharges the Company allegedly charged for these products.

Indirect Purchaser Antitrust Litigation — In April 2006, the federal court in California granted final approval of the previously disclosed settlement agreement of twelve tape-related class actions brought on behalf of indirect purchasers who did not purchase tape for resale. The appeal from that approval was withdrawn in September 2006 and the order approving the settlement became final.

Direct Purchaser Antitrust Litigation — In August 2006, the federal court in Pennsylvania granted final approval of the previously disclosed settlement agreement of the purported class action brought on behalf of direct purchasers of both 3M branded and private label tape. In October 2006, the federal court in Pennsylvania granted preliminary approval of the settlement agreement entered in September 2006 to resolve the previously disclosed antitrust class action involving direct purchasers of branded transparent tape but not private label tape. The final approval hearing is scheduled for April 2007. If that agreement receives final court approval and all conditions in the agreement are satisfied, the settlement (as is the case with the final orders approving the settlements of the indirect purchaser class actions and the other direct purchaser class action) will terminate the class action and release the claims of the affected class members nationwide.

Respirator Mask/Asbestos Litigation

As of September 30, 2006, the Company is a named defendant, with multiple co-defendants, in numerous lawsuits in various courts that purport to represent approximately 28,800 individual claimants, a decrease from the approximately 50,400 individual claimants with actions pending at September 30, 2005.

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

As previously reported, a similar age discrimination purported class action was filed against the Company in November 2005 in the Superior Court of Essex County, New Jersey on behalf of a class of New Jersey-based employees of the Company. The Company removed this case to the United States District Court for the District of New Jersey. In addition, three former employees filed age discrimination charges against the Company with the U.S. Equal Employment Opportunity Commission and the pertinent state agencies in Texas, Minnesota and California, during 2005. Such filings include allegations that the release of claims signed by certain former employees in the purported class defined in the charges is invalid for various reasons. In August 2006, a current employee filed age discrimination charges against the Company with the U.S. Equal Employment Opportunity Commission and the Missouri Department of Labor and Industrial Relations. The same law firm represents the plaintiffs and claimants in each of these proceedings.

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

As previously reported, the Company and state agencies tested groundwater beneath three former waste disposal sites in Washington County, Minnesota, used many years ago by companies with which the Company contracted to dispose of waste containing perfluoronated compounds. The test results show that water from certain municipal wells in Oakdale, Minnesota near two of the former disposal sites and some private wells in that vicinity in Lake Elmo, Minnesota contain low levels of PFOS and PFOA that, in some cases, are slightly above guidelines established by the Minnesota Department of Health (“MDH”). The MDH is reevaluating these guidelines for PFOS/PFOA (i.e., the amount of a chemical in drinking water considered by the MDH staff to be safe for people to drink for a lifetime) and may lower them in the future. Additional testing by the MDH shows that water from the municipal wells in Oakdale, Minnesota and some private wells in Lake Elmo, Minnesota also contain low levels of other perfluoronated compounds. The MDH currently plans to use the guidelines for PFOS/PFOA for some of these compounds. As previously reported, the Company on its own initiative agreed with the City of Oakdale to construct, operate and maintain for at least five years a granular activated carbon water treatment system to treat one or more of Oakdale’s municipal wells. The Company also donated several acres of land to the city of Lake Elmo, Minnesota for a water tower and granted the City approximately $4 million that the City will use to expand municipal water service to neighborhoods that include a small number of private wells in which levels of PFOS, PFOA and other perfluoronated compounds have been detected. Both the Oakdale and Lake Elmo projects are scheduled for completion in the fall of 2006.

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

As previously reported, two residents of Washington County, Minnesota, filed in October 2004 a purported class action in the District Court of Washington County on behalf of Washington county residents whose property has allegedly been harmed and who have allegedly suffered personal injury from alleged emissions from the former perfluorooctanyl production facility at Cottage Grove, Minnesota. The lawsuit seeks unspecified damages in excess of $50,000 per plaintiff and class member. After the District Court granted the Company’s motion to dismiss the claims for medical monitoring and public nuisance in April 2005, the plaintiffs filed an amended complaint adding additional allegations involving other perfluoronated compounds manufactured by the Company, alleging additional legal theories in support of their claims, adding four plaintiffs, and seeking relief based on alleged contamination of the City of Oakdale municipal water supply and certain private wells in the vicinity of Lake Elmo, Minnesota. In April 2006, the plaintiffs filed a second amended complaint adding two additional plaintiffs. Plaintiffs’ counsel also amended the definition of the class of plaintiffs whom they purport to represent in a manner that no longer includes the two persons who initially asserted the class claims. Those two plaintiffs thereafter dismissed their claims against the Company. The amended class was defined to include all individuals whose residential drinking water in Minnesota is or has been supplied by one or more wells that contains more than 0.05 parts per billion of one or more perfluorochemicals attributable to releases and/or wastes from the Company’s Cottage Grove, Minnesota plant. In October the plaintiffs’ counsel amended the class definition yet again, raising the concentration of perfluorochemicals at issue somewhat and thereby likely narrowing the membership in the purported class. Pretrial proceedings are in progress and the court has scheduled a hearing on plaintiffs’ motion to certify the action as a class action for the spring of 2007.

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

Accrued Liabilities and Insurance Receivables Related to Legal Proceedings

The following table shows the major categories of on-going claims for which the Company has been able to estimate its probable liability and for which the Company has established reserves and the related insurance receivables:

LIABILITY AND RECEIVABLE BALANCES

	Sept. 30	Dec. 31
(Millions)	2006	2005

Breast implant liabilities	$5	$7
Breast implant insurance receivables	88	130

Respirator mask/asbestos liabilities	194	210
Respirator mask/asbestos insurance receivables	397	447

Environmental remediation liabilities	29	30
Environmental remediation receivables	15	15

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

Contractual Obligations:

During the third quarter, the Company entered into an unconditional agreement to purchase raw materials from a third-party supplier. The agreement, effective January 1, 2007 to December 31, 2009, requires 3M to purchase approximately $200 million of raw materials. The purchase obligation amounts do not represent the entire anticipated purchases by 3M during the contract period, but represent only those items for which the Company is contractually obligated.

NOTE 10. Business Segments

As described in 3M’s Current Report on Form 8-K dated September 21, 2006, effective in the first quarter of 2006, 3M made the following changes to its business segments:

•	3M reorganized its reporting structure to combine its Industrial and its Transportation business segments (which on a combined basis had previously reported 2005 sales of $5,578 million).
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

Also, as described in 3M’s Current Report on Form 8-K dated September 21, 2006, effective January 1, 2006, 3M adopted SFAS No. 123R, which requires 3M to expense stock-based compensation. The Company has adopted SFAS No. 123R using the modified retrospective method. Effective January 1, 2006, all prior periods were revised to give effect to the fair-value-based method of accounting for awards granted in fiscal years beginning on or after January 1, 1995.

The financial information presented herein reflects the impact of all of the preceding changes for all periods presented.

Business Segment Information

	Three months ended		Nine months ended
	September 30		September 30
(Millions)	2006	2005	2006	2005

NET SALES

Industrial and Transportation	$1,679	$1,544	$5,071	$4,586
Health Care	998	926	2,964	2,831
Display and Graphics	992	910	2,819	2,610
Consumer and Office	867	810	2,414	2,268
Electro and Communications	628	597	1,864	1,748
Safety, Security and Protection Services	682	573	1,966	1,729
Corporate and Unallocated	12	22	43	70
Total Company	$5,858	$5,382	$17,141	$15,842

OPERATING INCOME

Industrial and Transportation	$340	$293	$1,042	$913
Health Care	287	273	846	829
Display and Graphics	300	314	837	876
Consumer and Office	181	169	438	419
Electro and Communications	124	124	374	334
Safety, Security and Protection Services	148	137	457	410
Corporate and Unallocated	(38)	(43)	(108)	(117)
Total Company	$1,342	$1,267	$3,886	$3,664

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of 3M Company:

We have reviewed the accompanying consolidated balance sheet of 3M Company and its subsidiaries as of September 30, 2006, and the related consolidated statements of income for the three-month and nine-month periods ended September 30, 2006 and 2005, and of cash flows for the nine-month periods ended September 30, 2006 and 2005. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2005, and the related consolidated statements of income, of changes in stockholders’ equity and comprehensive income, and of cash flows for the year then ended, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005; and in our report dated February 13, 2006, except with respect to our opinion on the consolidated financial statements insofar as it relates to the effects of the change in the manner in which the Company accounts for share-based compensation and the change in the segments discussed in Notes 1 and 15, respectively, as to which the date is September 21, 2006, we expressed unqualified opinions thereon. The consolidated financial statements and management’s assessment of the effectiveness of internal control over financial reporting referred to above are not presented herein. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2005, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived. As discussed in Note 1, the Company changed its accounting policy for stock-based compensation awards exchanged for employee services and accordingly, the accompanying December 31, 2005 balance sheet reflects adjustments relating to this change.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Minneapolis, Minnesota

October 20, 2006

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to provide a reader of 3M’s financial statements with a narrative from the perspective of management. 3M’s MD&A is presented in 5 sections:

•                  Overview

•                  Results of Operations

•                  Performance by Business Segment

•                  Financial Condition and Liquidity

•                  Forward-Looking Statements

OVERVIEW

3M is a diversified global manufacturer, technology innovator and marketer of a wide variety of products. 3M manages its operations in six operating business segments: Industrial and Transportation, Health Care, Display and Graphics, Consumer and Office, Electro and Communications, and Safety, Security and Protection Services.

As discussed in Note 10 to the Consolidated Financial Statements effective in the first quarter of 2006, 3M made certain changes to its business segments. As discussed in Note 1, effective January 1, 2006, 3M adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), which requires 3M to expense stock-based compensation. The Company has adopted SFAS No. 123R using the modified retrospective method. Effective January 1, 2006, all prior periods were revised to give effect to the fair-value-based method of accounting for awards granted in fiscal years beginning on or after January 1, 1995. The impact of stock-based compensation on business results is summarized in a table included at the end of this overview section. The financial information presented herein reflects the impact of both the business segment changes and SFAS No. 123R adoption for all periods presented.

For the three months ended September 30, 2006, 3M reported net sales of $5.858 billion and net income of $894 million, or $1.18 per diluted share, compared with net sales of $5.382 billion and net income of $840 million, or $1.08 per diluted share, for the three months ended September 30, 2005. Diluted earnings per share increased 9.3%. Special items in the third quarter of 2006 increased net income by $10 million, or $0.01 per diluted share. There were no special items in the third quarter of 2005. The third quarter of 2006 included net benefits from income tax adjustments ($19 million), partially offset by costs related to the Company’s current efforts to seek strategic alternatives for its branded pharmaceuticals business ($13 million pre-tax, $9 million after-tax). These special items are discussed in more detail in Note 5 (Income Taxes) and in the selling, general and administrative expenses discussion, income taxes discussion, and Health Care Business discussion that follows.

The following table summarizes sales and operating income results by business segment, including the impact of stock-based compensation.

	Three months ended September 30
	2006		2005		% change
	Net	Oper.	Net	Oper.	Net	Oper.
(Millions)	Sales	Income	Sales	Income	Sales	Income

Industrial and Transportation	$1,679	$340	$1,544	$293	8.7%	16.1%
Health Care	998	287	926	273	7.9%	5.1%
Display and Graphics	992	300	910	314	8.9%	(4.5)%
Consumer and Office	867	181	810	169	7.0%	6.9%
Electro and Communications	628	124	597	124	5.1%	0.4%
Safety, Security and Protection Services	682	148	573	137	19.2%	7.9%
Corporate and Unallocated	12	(38)	22	(43)

Total Company	$5,858	$1,342	$5,382	$1,267	8.8%	5.9%

Worldwide total sales growth was 8.8%. Local-currency sales growth (defined as volume plus selling price) was 7.3% for the third quarter of 2006, with organic local-currency growth of 5.6% and acquisitions, such as CUNO and Security Printing and Systems Limited, adding 1.7%. All six businesses contributed positively to the growth, with local-currency sales increasing 17.1% in Safety, Security and Protection Services, 6.9% in Industrial and Transportation, 6.0% in Health Care, 5.8% in Consumer and Office and 3.4% in Electro and Communications. In Display and

Graphics, local-currency sales increased 8.2%, as LCD channel inventories  returned to more normal levels and growth of LCD films accelerated accordingly. Refer to the Performance by Business Segment section for a more detailed discussion of the results of the respective segments.

Geographically, Asia Pacific led local-currency sales growth in the third quarter of 2006, with an increase of 9.5%, followed by Europe with a 8.4% increase, the combined Latin America and Canada area with a 6.9% increase, and the United States with a 6.2% increase. Of this local-currency sales growth, acquisitions contributed 0.7% to Asia Pacific, 3.3% to Europe, 0.6% to the combined Latin American and Canada area, and 1.8% to the United States. Currency effects increased international sales by 2.5%. Foreign currency translation effects had a minimal impact on Asia Pacific sales. Foreign currency translation positively impacted the combined Latin America and Canada area sales by 3.5% and the Europe area by 4.9%, as the U.S. dollar weakened against these currencies.

Operating income for the three months ended September 30, 2006 increased 5.9% year-on-year. Operating income margins for the third quarter of 2006 were 22.9% compared to 23.5% in the third quarter of 2005, impacted by higher stock option expense and pharmaceutical-related transition costs. 3M generated $2.517 billion of operating cash flows for the nine months ended September 30, 2006, which was a decrease of $521 million compared to the nine months ended September 30, 2005, primarily due to higher tax payments to the Internal Revenue Service in the first nine months of 2006 compared to the first nine months of last year. The 2006 tax payments related to the payments for 2005 tax year and estimated payments for the 2006 tax year, all of which were larger than similar payments in previous years due to unfavorable timing differences in 2006 and to the decreased availability of credits in 2006 as compared to 2005.

For the nine months ended September 30, 2006, the Company utilized $3.058 billion of cash to repurchase 3M common stock and pay dividends.  In August 2006, 3M’s Board of Directors authorized an additional $1 billion in share repurchases of the Company’s stock, raising the total authorization to $3 billion between February 13, 2006 and February 28, 2007. As of September 30, 2006, approximately $1 billion remained available for repurchase. In February 2006, 3M’s Board also authorized a dividend increase of 9.5% for 2006, marking the 48th consecutive year of annual dividend increases for 3M. 3M’s debt to total capital ratio (total capital defined as debt plus equity) as of September 30, 2006 was 26%. 3M has an AA credit rating from Standard & Poor’s and an Aa1 credit rating from Moody’s Investors Service.

As previously announced, 3M is pursuing strategic alternatives for its branded pharmaceuticals business. An offering memorandum was distributed during the second quarter of 2006. During the third quarter of 2006 3M began discussions with potential purchasers. 3M has incurred and will likely incur additional expenses associated with its efforts to seek strategic options for its pharmaceuticals business, and if a transaction is consummated, 3M will likely incur some restructuring-related costs associated with selling the business.

Stock-based compensation expense:

Stock-based compensation expense by segment for the three months and nine months ended September 30, 2006 and 2005 is summarized by business segment in the table that follows.

Stock-based compensation expense

	Three months ended			Nine months ended
	September 30			September 30
(Dollars in millions)	2006	2005	Change	2006	2005	Change

Industrial and Transportation	$10	$7	$3	$40	$40	$—
Health Care	8	5	3	34	30	4
Display and Graphics	6	3	3	22	17	5
Consumer and Office	5	3	2	19	18	1
Electro and Communications	4	2	2	16	14	2
Safety, Security and Protection Services	3	3	—	16	14	2
Corporate and Unallocated	8	—	8	15	—	15
Total Company	$44	$23	$21	$162	$133	$29

The $21 million increase in stock option expense in the third quarter of 2006 compared to the third quarter of 2005 is primarily due to the change in 3M’s options vesting period from one year to three years starting with the May 2005 stock option grant. The third quarter of 2006 includes expense from both the 2005 and 2006 stock option grants, while the third quarter of 2005 only includes expense from the 2005 stock option grant.

For the nine-months ended September 30, 2006, pre-tax stock option expense increased $29 million compared to the first nine months of 2005. In the first quarter of 2006, stock-based compensation expense decreased $46 million due to the change in 3M’s options vesting period from one year to three years starting with the May 2005 stock option grant, as the May 2004 grant was expensed over only one year, while the May 2005 grant is being expensed over three years. In the second quarter of 2006 there was an increase of approximately $55 million, which was due to a requirement under SFAS No. 123R to immediately expense stock options on the grant date for those employees who are considered retirement eligible (non-substantive vesting period approach). A 3M employee is considered to be retirement eligible upon reaching age 55 with 5 years of service. Approximately 25% of the annual grant award is to these employees.  Since 3M’s annual employee stock options grant is in the second quarter, the immediate expensing of those options granted to retirement eligible employees resulted in higher stock option expense in the second quarter of 2006. 3M changed to the non-substantive vesting period approach for new stock compensation grants made after the Company’s adoption of SFAS No. 123R on January 1, 2006. In the third quarter of 2006 there was an increase of $21 million, which is explained in the preceding paragraph.

RESULTS OF OPERATIONS

Percent change information compares the third quarter and first nine months of 2006 with the same period last year, unless otherwise indicated.

Net Sales:

	Three months ended			Nine months ended
	September 30, 2006			September 30, 2006
	Worldwide	U.S.	International	Worldwide	U.S.	International
Net sales (millions)	$5,858	$2,332	$3,526	$17,141	$6,716	$10,425
Components of net sales change:
Volume — organic	6.5%	3.4%	8.6%	6.5%	3.9%	8.2%
Volume — acquisitions	1.7	1.8	1.7	2.2	2.9	1.8
Volume — total	8.2	5.2	10.3	8.7	6.8	10.0
Price	(0.9)	1.0	(2.2)	(0.4)	1.6	(1.7)
Total local-currency sales	7.3	6.2	8.1	8.3	8.4	8.3
Translation	1.5	—	2.5	(0.1)	—	(0.2)
Total sales change	8.8%	6.2%	10.6%	8.2%	8.4%	8.1%

In the third quarter of 2006, local-currency sales growth was broad based. Worldwide sales in dollars increased 8.8%, with organic volumes up 6.5% and acquisitions, such as CUNO and Security Printing and Systems Limited, adding 1.7% to sales growth. Selling prices decreased 0.9%, while translation added 1.5% to third-quarter 2006 sales. In the United States, sales improved 6.2% vs. last year’s third-quarter. Organic local-currency growth in the quarter was 4.4% with volumes up 3.4% and selling prices adding 1.0%. U.S. organic growth was led by the Consumer and Office, Health Care and Display and Graphics businesses. Acquisitions added 1.8% to U.S. growth in the third quarter of 2006.

International sales were up 10.6% in U.S. dollar terms. Local-currency sales were up 8.1%, with organic sales volume up 8.6% and selling prices down 2.2%. International selling prices continue to be negatively impacted by businesses that serve the consumer electronics industry. Acquisitions added 1.7% of additional growth, and foreign currency translation increased third-quarter sales by 2.5%. Refer to the “Performance by Business Segment” section for additional discussion of sales change by segment.

Local-currency growth was 9.5% in Asia Pacific, including acquisition-related growth of 0.7% Europe delivered 8.4% local-currency growth in the quarter, including acquisition-related growth of 3.3%. European organic local currency growth for the first nine months of 2006 was 5.4%, a significant improvement compared to recent years. Local-currency growth was 6.9% in the Latin America and Canada area, including acquisition-related growth of 0.6%.

Operating Expenses:

	Three months ended			Nine months ended
	September 30			September 30
(Percent of net sales)	2006	2005	Change	2006	2005	Change
Cost of sales	51.1%	49.0%	2.1%	49.9%	49.2%	0.7%
Selling, general and administrative expenses	20.2	21.7	(1.5)	21.5	21.7	(0.2)
Research, development and related expenses	5.8	5.8	—	5.9	6.0	(0.1)
Operating income	22.9%	23.5%	(0.6)%	22.7%	23.1%	(0.4)%

As previously mentioned, all amounts presented include the impact of stock option expensing.

Cost of sales as a percent of net sales were up 2.1 percentage points in the third quarter compared to the same period in 2005. Of the increase, about a quarter was due to non-operational items, namely changes in foreign currency exchange rates and differences in stock option expense. The remainder of the change relates to operational items. Of these items, more than half was related to the Company’s LCD film business. The LCD TV market is growing rapidly, which is driving strong sales growth for this business, albeit at higher cost of sales percents than in prior periods. The remaining operational issues relate to some supply chain inefficiencies that 3M is aggressively working through, some of which relate to strategic actions being taken to move production closer to customers and others which are capacity-related. These businesses include roofing granules, medical supplies and respiratory products, to name a few.

Cost of sales as a percent of net sales increased by 0.7 percentage points for the first nine months of 2006 when compared to the first nine months of 2005. Raw material costs increased approximately 4% for the first nine months of 2006 when compared to the same period in 2005, which negatively impacted cost of sales by nearly one percentage point. Broad-based sales volume growth and productivity gains helped offset the impact of higher raw material prices. As indicated above in the third quarter discussion, operational issues related to LCD films and supply chain inefficiencies negatively impacted the first nine months of 2006. Cost of sales includes manufacturing, engineering and freight costs.

Selling, general and administrative (SG&A) expenses as a percent of net sales decreased 1.5 percentage points when compared to the same period in 2005. In dollars, SG&A was essentially flat year-on-year, attributable in part to additional efforts to control costs in the quarter. 3M continues to invest in growth-orientated SG&A. For example, total selling expenses, which included such things as sales representatives, advertising and merchandising and marketing costs, increased in line with revenues. In other SG&A cost categories that are less tied to growth and of a more administrative nature, expenses were down versus last year’s third quarter. Special items negatively impacted third quarter and nine month 2006 SG&A expenses. During the third quarter of 2006, 3M incurred expenses associated with efforts in seeking strategic alternatives for its pharmaceutical business. These costs of approximately $13 million (recorded in Health Care segment) include such items as retention bonuses for key employees during this transition period along with professional fees. Second quarter 2006 includes approximately $9 million related to 3M’s efforts to seek strategic alternatives for its pharmaceuticals business. Second quarter 2006 also includes an expense of approximately $40 million (recorded in Corporate segment) as 3M entered into an agreement in principle during the second quarter to resolve the antitrust class action involving direct purchasers of branded transparent tape (but not private label tape), which is discussed further in Note 9.

Operating Income:

3M uses operating income as one of its primary business segment performance measurement tools. Operating income has steadily improved the past few years, helped by solid sales growth and positive benefits from 3M’s corporate initiatives. Operating income margins of 22.7% in the first nine months of 2006 were down slightly from 23.1% for the first nine months of 2005, negatively impacted by special items and higher stock-based compensation expense. Operating income margins were 22.9% in the third quarter of 2006.

Interest Expense and Income:

	Three months ended		Nine months ended
	September 30		September 30
(Millions)	2006	2005	2006	2005
Interest expense	$37	$20	$84	$59
Interest income	(13)	(13)	(35)	(45)
Total	$24	$7	$49	$14

Interest expense increased for the third quarter and first nine months of 2006 when compared to the same period in 2005, primarily related to increased short-term debt levels supporting our share repurchase activities and higher interest rates. Interest income was lower in the first nine months of 2006, with lower average cash balances partially offset by higher interest rates.

Provision for Income Taxes:

	Three months ended		Nine months ended
	September 30		September 30
(Percent of pre-tax income)	2006	2005	2006	2005
Effective tax rate	31.3%	32.3%	29.4%	34.1%

The tax rate for the third quarter of 2006 was 31.3%, compared to 32.3% in the third quarter of 2005. In the third quarter of 2006, the Company completed the preparation and filing of its 2005 U.S. federal income tax return and included in its provision for the three and nine months ending September 30, 2006, an adjustment for U.S. income taxes for 2005. The adjustments from amounts previously estimated (both positive and negative) included lower U.S taxes on dividends received from the Company’s foreign subsidiaries. The Company also made quarterly adjustments (both positive and negative) to its reserves for tax contingencies. The net effect of these adjustments was a $19 million decrease in tax expense for the third quarter of 2006, which reduced our third-quarter 2006 tax rate by approximately 1.4%.

The tax rate for the first nine months of 2006 was 29.4%, compared to 34.1% in the first nine months of 2005. The combination of the $105 million net tax benefit in the second quarter of 2006 and $19 million net tax benefit in the third quarter of 2006 reduced our first nine-month 2006 tax rate by approximately 3.2%. Refer to Note 5 for discussion of the $105 million net tax benefit in the second quarter of 2006.

The tax rate for the three and nine months ending September 30, 2006 also reflects a 30 basis point increase due to the expiration of the R&D and Orphan Drug Tax Credits on December 31, 2005.  In the event the Internal Revenue Code is amended to reinstate these credits, an equivalent positive impact would be reflected in our tax rate in future quarters.

In the second quarter of 2005, the Company announced its intent to reinvest $1.7 billion of foreign earnings in the United States pursuant to the provisions of the American Jobs Creation Act of 2004. As a consequence, in the second quarter of 2005, 3M recorded a charge of $75 million after-tax, which increased our first nine-month 2005 tax rate by approximately 2.1%.

Minority Interest:

	Three months ended		Nine months ended
	September 30		September 30
(Millions)	2006	2005	2006	2005
Minority Interest	$12	$13	$35	$40

Minority interest expense eliminates the income or loss attributable to non-3M ownership interests in 3M consolidated entities. 3M’s most significant consolidated entity with non-3M ownership interests is Sumitomo 3M Limited (3M owns 75% of Sumitomo 3M Limited). The decrease for the first nine months of 2006 related primarily to foreign currency translation effects which reduced Sumitomo 3M Limited operating income as reported in U.S. dollars, as the U.S. dollar strengthened significantly against the Japanese yen when compared to the same period last year.

Currency Effects:

3M estimates that year-on-year currency effects, including hedging impacts, had a minimal impact on net income for the three months ended September 30, 2006 and increased net income by approximately $25 million for the nine months ended September 30, 2006. This estimate includes the effect of translating profits from local currencies into U.S. dollars; the impact of currency fluctuations on the transfer of goods between 3M operations in the United States and abroad; and transaction gains and losses, including derivative instruments designed to reduce foreign currency exchange rate risks. 3M estimates that year-on-year derivative and other transaction gains and losses decreased net income by approximately $10 million for the three months ended September 30, 2006 and increased net income by approximately $30 million for the nine months ended September 30, 2006.

New Accounting Pronouncements:

Information regarding new accounting pronouncements is included in Note 1 to the Consolidated Financial Statements.

PERFORMANCE BY BUSINESS SEGMENT

Disclosures relating to 3M’s business segments are provided in Note 10 to the Consolidated Financial Statements.

Information related to 3M’s business segments is presented in the tables that follow. Local-currency sales (which includes both organic and acquisition volume impacts plus price impacts) are provided for each segment. The translation impact and total sales change are also provided for each segment. Operating income in all segments was penalized by higher stock-based compensation expense in the third quarter and first nine months of 2006. A table showing the impact of stock-based compensation on business results and the reasons for the higher stock-based compensation expense are provided at the end of the overview section.

Industrial and Transportation Business:

	Three months ended		Nine months ended
	September 30		September 30
	2006	2005	2006	2005
Sales (millions)	$1,679	$1,544	$5,071	$4,586
Sales change analysis:
Local currency (volume and price)	6.9%	7.9%	10.6%	4.9%
Translation	1.8	1.7	—	2.5
Total sales change	8.7%	9.6%	10.6%	7.4%

Operating income (millions)	$340	$293	$1,042	$913
Percent change	16.1%	11.8%	14.1%	12.6%
Percent of sales	20.2%	18.9%	20.5%	19.9%

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

Third quarter of 2006:

Local-currency sales grew 6.9%, including 2.4% growth from acquisitions, primarily related to the acquisition of CUNO. Since CUNO was acquired in early August 2005 and is thus considered part of organic growth effective in August 2006, the acquisition benefit reflected in the third quarter only reflects the month of July 2006. Local-currency growth of 7.9% in the third quarter of 2005 includes 5.0% growth from acquisitions. Organic sales growth in the third quarter of 2006 was led by our industrial adhesives and tapes business, abrasives business, energy and advanced materials business, along with our automotive aftermarket markets business which sells products into body shops for vehicle repairs. Growth in the automotive OEM business continues to be impacted by softness in the global automotive industry as new car builds continue to remain soft, particularly in the U.S. Geographically, Asia Pacific led the way in Industrial and Transportation this quarter with double digit local-currency growth. Operating income in the third-quarter was $340 million, up 16.1%.

First nine months of 2006:

Local-currency sales grew 10.6%, including 5.9% growth from acquisitions, primarily related to the August 2005 acquisition of CUNO. Local-currency growth of 4.9% for the first nine months of 2005 includes 1.7% growth from acquisitions. Organic sales growth for the first nine months of 2006 was led by the industrial adhesives and tapes business, abrasives business, energy and advanced materials business, along with the automotive aftermarket business. Operating income for the first nine months of 2006 was $1,042 million, up 14.1%.

Health Care Business:

	Three months ended		Nine months ended
	September 30		September 30
	2006	2005	2006	2005
Sales (millions)	$998	$926	$2,964	$2,831
Sales change analysis:
Local currency (volume and price)	6.0%	4.9%	5.0%	5.3%
Translation	1.9	0.8	(0.3)	1.8
Total sales change	7.9%	5.7%	4.7%	7.1%

Operating income (millions)	$287	$273	$846	$829
Percent change	5.1%	16.0%	2.0%	19.1%
Percent of sales	28.8%	29.6%	28.6%	29.3%

The Health Care segment serves markets that include medical, surgical, pharmaceutical, dental and orthodontic, health information systems and other markets. Products provided to these markets include medical and surgical supplies, skin health and infection prevention products, pharmaceuticals, drug delivery systems, dental and orthodontic products, health information systems and microbiology products.

Third quarter of 2006:

Health Care sales were nearly $1 billion in the third quarter of 2006. Organic local currency growth was 5.1%, with acquisitions adding an additional 0.9% of growth.  Local-currency growth was led by our medical supplies, dental and drug delivery businesses. As discussed further below, the Company is exploring strategic alternatives for its pharmaceutical business, which is approximately 20% of Health Care sales. Pharmaceutical local-currency sales declined slightly in the third quarter of 2006, while the remaining businesses third quarter 2006 local-currency sales growth was approximately 8.0%. Geographically, Health Care’s revenue growth was strongest in Europe, followed by Asia Pacific and the U.S. Operating income in the quarter on a reported basis was up 5.1%, including $13 million in expenses associated with 3M’s efforts in seeking strategic alternatives for its pharmaceuticals business, which negatively impacted operating income growth by 4.7%.

First nine months of 2006:

Health Care sales were $2.964 billion for the first nine months of 2006. Organic local currency growth was 4.4%, with acquisitions adding an additional 0.6% of growth. Local-currency growth was led by the dental and medical supplies businesses. Pharmaceutical local-currency sales declined in the first nine months of 2006, while the remaining businesses third quarter 2006 local-currency sales growth was approximately 7.5%. Operating income for the first nine months was up 2.0%, including $22 million in expenses associated with 3M’s effort in seeking strategic alternatives for its pharmaceutical business, which negatively impacted operating income growth by 2.7%.

The underlying fundamentals in Health Care remain very strong, driven by aging populations and the continued trend toward western health care practices in emerging economies. 3M is investing in sales and marketing and research and development, while adding products and technologies via acquisitions in 3M’s core strength areas, such as infection prevention, wound care, dental and orthodontic products and systems.

3M announced on April 4, 2006 that it would explore strategic alternatives for its global branded pharmaceuticals business and immune response modifier platform. An offering memorandum was distributed during the second quarter of 2006. During the third quarter of 2006 3M began discussions with potential purchasers.

Display and Graphics Business:

	Three months ended		Nine months ended
	September 30		September 30
	2006	2005	2006	2005
Sales (millions)	$992	$910	$2,819	$2,610
Sales change analysis:
Local currency (volume and price)	8.2%	8.5%	8.1%	2.7%
Translation	0.7	1.2	(0.1)	1.0
Total sales change	8.9%	9.7%	8.0%	3.7%

Operating income (millions)	$300	$314	$837	$876
Percent change	(4.5% )	12.6%	(4.5% )	—%
Percent of sales	30.2%	34.5%	29.7%	33.6%

The Display and Graphics segment serves markets that include electronic display, touch screen, traffic safety and commercial graphics. This segment includes optical film and lens solutions for electronic displays; touch screens and touch monitors; reflective sheeting for transportation safety; and commercial graphics systems. The optical film business provides films that serve numerous market segments of the electronic display industry. 3M provides distinct products for five market segments, including products for: 1) LCD computer monitors 2) LCD televisions 3) handheld devices such as cellular phones 4) notebook PCs and 5) automotive displays.

Third quarter of 2006:

The Display and Graphics business posted local-currency sales growth of 8.2%, driven by double digit volume growth in both optical films and commercial graphics and mid-single digit growth in traffic safety systems. As anticipated, we saw an acceleration in the LCD industry due to strong consumer demand for LCD TV’s in advance of the upcoming holiday season, which drove record sales of 3M’s proprietary optical films, despite ongoing downward pricing pressure in these consumer electronic applications.

Operating income in the quarter on a reported basis declined approximately 4.5%, including a 0.9% negative impact from stock options expensing. The majority of this decline was in optical systems, which was impacted by sales mix shifts towards consumer television, selling price declines and manufacturing operational challenges associated with the Company’s new production line that began in the second quarter of 2006 but continued into the third quarter.  3M drove manufacturing process improvements in this business as the third quarter of 2006 progressed.

First nine months of 2006:

The Display and Graphics business posted local-currency sales growth of 8.1%. Optical film sales volumes increased at double digit rates in the first nine months of 2006. Commercial Graphics also delivered strong double-digit local currency growth in the first nine months of 2006 with good end market penetration and differentiated products. Operating income declined by 4.5%. As discussed above, the optical sales mix, selling price declines and operational challenges penalized operating income in both the third quarter and first nine months of 2006.

Consumer and Office Business:

	Three months ended		Nine months ended
	September 30		September 30
	2006	2005	2006	2005
Sales (millions)	$867	$810	$2,414	$2,268
Sales change analysis:
Local currency (volume and price)	5.8%	6.9%	6.3%	4.6%
Translation	1.2	1.4	0.2	1.9
Total sales change	7.0%	8.3%	6.5%	6.5%

Operating income (millions)	$181	$169	$438	$419
Percent change	6.9%	19.6%	4.4%	11.6%
Percent of sales	20.8%	20.9%	18.1%	18.5%

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

Third quarter of 2006:

Consumer and Office posted local currency sales growth of 5.8%, led by the construction and home improvement division, which serves the do-it-yourself retail channel. 3M also posted very good sales growth in the mass retail channel in conjunction with the back to school season. 3M continues to penetrate large key accounts, primarily in the U.S. with an array of unique, highly functional products featuring customer-inspired designs. Third quarter operating income was $181 million, up 6.9% year on year.

First nine months of 2006:

Consumer and Office local currency sales growth of 6.3% was broad-based across the portfolio. Operating income was $438 million, up 4.4% year on year.

Electro and Communications Business:

	Three months ended		Nine months ended
	September 30		September 30
	2006	2005	2006	2005
Sales (millions)	$628	$597	$1,864	$1,748
Sales change analysis:
Local currency (volume and price)	3.4%	6.0%	6.6%	2.0%
Translation	1.7	1.3	—	2.0
Total sales change	5.1%	7.3%	6.6%	4.0%

Operating income (millions)	$124	$124	$374	$334
Percent change	0.4%	47.2%	12.0%	39.9%
Percent of sales	19.8%	20.8%	20.1%	19.1%

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

Third quarter of 2006:

Electro and Communications business posted sales of $628 million. Organic local currency growth was 1.4%. 3M generated good top-line growth in its electrical markets division, which sells a number of insulating, testing and connecting products and solutions to both power utilities and manufacturing OEMs. 3M also continues to see good growth from its electronics markets business, driven by double-digit growth in its semi-conductor and assemblies business. Partially offsetting this was some sales softness in our U.S. communications markets business due to higher copper costs. Acquisitions contributed another 2.0% to growth in the quarter, as 3M has acquired a few small but fast-growth products and technologies to complement its flexible circuit and static protection businesses. Operating income was $124 million, which was up slightly year-on-year. Year-on-year differences in stock option expense reduced operating income growth by 1.3%. Operating margins continue to be impacted by rising raw material costs, specifically copper costs, in our electrical and telecommunications markets businesses.

First nine months of 2006:

Organic local currency growth for the first nine months of 2006 was 5.4%, with this growth attributable to the electrical and electronics markets. Acquisitions contributed 1.2% to sales growth. Operating income was $374 million, up 12% year-on-year.

Safety, Security and Protection Services Business:

	Three months ended		Nine months ended
	September 30		September 30
	2006	2005	2006	2005
Sales (millions)	$682	$573	$1,966	$1,729
Sales change analysis:
Local currency (volume and price)	17.1%	7.8%	13.5%	5.9%
Translation	2.1	1.3	0.2	2.2
Total sales change	19.2%	9.1%	13.7%	8.1%

Operating income (millions)	$148	$137	$457	$410
Percent change	7.9%	18.6%	11.4%	12.2%
Percent of sales	21.7%	23.9%	23.2%	23.7%

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

Third quarter of 2006:

Local currency growth in the Safety, Security and Protection Services business was up 17.1% to $682 million. Acquisitions contributed 6.0% of growth to the quarter mainly due to the Security Printing and Systems Limited acquisition, which occurred in August 2006. Security Printing and Systems Limited is a producer of finished, personalized passports and secure cards, which allows us to deliver a full range of border and civil security solution products. Growth in the business continues to be driven by strong global demand for personal safety products, especially respiratory protection. 3M continues to invest in additional respirator capacity, such as the recent announcement of a new respirator manufacturing facility in Korea, which will serve the Asia Pacific region. 3M also posted outstanding growth in the corrosion protection division, a smaller but growing business supplying coatings for all types of commercial and industrial applications in a variety of industries. Geographically, local-currency growth was positive across all regions of the world, led by Europe and the U.S. Operating income was $148 million in the third quarter, up 7.9% versus last year’s third quarter.

First nine months of 2006:

Local currency growth in the Safety, Security and Protection Services business was up 13.5% to $1.966 billion.  Growth in the business continues to be driven by strong global demand for personal safety products, especially respiratory protection. Operating income was $457 million in the first nine months of 2006, up 11.4% versus the first nine months last year.

FINANCIAL CONDITION AND LIQUIDITY

The Company’s net debt position is as follows:

	Sept. 30	Dec. 31
(Millions)	2006	2005

Total Debt	$3,800	$2,381
Less: Cash and cash equivalents and marketable securities	1,241	1,072
Net Debt	$2,559	$1,309

Total debt at September 30, 2006 was approximately 26% of total capital and at December 31, 2005 was approximately 19% of total capital (total capital is defined as debt plus equity). The increase in the third quarter of 2006 primarily related to increased short-term debt supporting our share repurchase activities. 3M believes its ongoing cash flows provide ample cash to fund expected investments and capital expenditures. The Company has an AA credit rating from Standard & Poor’s and an Aa1 credit rating from Moody’s Investors Service.  The Company has sufficient access to capital markets to meet currently anticipated growth and acquisition investment funding needs. The Company does not utilize derivative instruments linked to the Company’s stock. However, the Company does have contingently convertible debt that, if conditions for conversion are met, is convertible into shares of 3M Company stock (refer to Note 1 in this document).

The Company’s financial condition and liquidity are strong.  Various assets and liabilities, including cash and short-term debt, can fluctuate significantly from month-to-month depending on short-term liquidity needs.  Working capital (defined as current assets minus current liabilities) totaled $1.446 billion at September 30, 2006, decreasing $431 million from December 31, 2005, with this decrease driven by higher short-term debt, partially offset by higher accounts receivable and inventories. Primary short-term liquidity needs are provided through U.S. commercial paper and euro commercial paper issuances.  Medium-term note shelf borrowing capacity totaled $1.438 billion as of September 30, 2006. Credit support for outstanding commercial paper is provided by a five-year $565 million credit agreement established in March 2005 among a group of primary relationship banks. This $565 million credit facility provides up to $115 million in letters of credit ($98 million of which was utilized at September 30, 2006), with provisions for increasing this limit up to $150 million. This credit agreement requires 3M to maintain a capitalization ratio at no more than 0.60 to 1 at the end of each quarter. This ratio is calculated as funded debt (including all borrowed money and letters of credit utilized) to the sum of funded debt and equity. At September 30, 2006, this ratio was approximately 0.26 to 1. To benefit from the SEC Securities Offering Reform rules applicable to well-known seasoned issuers, the Company filed a shelf registration statement on Form S-3 with the SEC on February 24, 2006, which became effective automatically, to register an indeterminate amount of debt or equity securities for future sales. No securities were issued off this shelf. The Company intends to use the proceeds from future securities sales off this shelf for general corporate purposes.

The Company uses various working capital measures that place emphasis and focus on certain working capital assets and liabilities. These measures are not defined under U.S. generally accepted accounting principles and may not be computed in the same way as similarly titled measures used by other companies.  One of the primary working capital measures 3M uses is a combined index, which includes accounts receivable, inventory and accounts payable. This combined index (defined as quarterly net sales — fourth quarter at year-end — multiplied by four, divided by ending net accounts receivable plus inventory less accounts payable) was 5.1 at September 30, 2006, down from 5.7 at December 31, 2005, and also a decrease from 5.5 at September 30, 2005. Receivables increased $494 million, or 17.4%, compared with December 31, 2005, with higher September 2006 sales compared to December 2005 sales contributing to the increase.  Inventories increased $470 million, or 21.7%, compared with December 31, 2005, as the Company increased inventory in anticipation of higher demand and to improve customer service levels. Accounts payable increased $117 million compared with December 31, 2005.

Cash Flows from Operating Activities:

	Nine months ended
	September 30
(Millions)	2006	2005

Net income	$2,675	$2,365
Depreciation and amortization	728	734
Company pension contributions	(303)	(397)
Company postretirement contributions	(36)	(105)
Company pension expense	233	253
Company postretirement expense	66	79
Stock-based compensation expense	162	133
Income taxes (deferred and accrued income taxes)	(249)	320
Accounts receivable	(384)	(313)
Inventories	(375)	(214)
Accounts payable	71	19
Product and other insurance receivables and claims	51	23
Other — net	(122)	141
Net cash provided by operating activities	$2,517	$3,038

Cash flows from operating activities can fluctuate significantly from period to period, as pension funding decisions, tax timing differences and other items can significantly impact cash flows.  In the first nine months of 2006, cash flows provided by operating activities decreased $521 million. This decrease was due in large part to an increase of approximately $400 million in tax payments in the first nine months of 2006 versus the same period last year. The tax payments in 2006 related to the extension payment for 2005 tax year and the estimated payments for the 2006 tax year, all of which were larger than similar payments in previous years. In addition, 3M increased inventory in anticipation of higher demand and to improve customer service levels. The category “Other-net” in the preceding table reflects changes in other asset and liability accounts.

Cash Flows from Investing Activities:

	Nine months ended
	September 30
(Millions)	2006	2005

Purchases of property, plant and equipment (PP&E)	$(763)	$(660)
Proceeds from sale of PP&E and other assets	53	32
Acquisitions, net of cash acquired	(468)	(1,264)
Purchases of investments	(2,442)	(1,326)
Proceeds from sale of investments	2,191	1,254
Net cash used in investing activities	$(1,429)	$(1,964)

Investments in property, plant and equipment enable growth in diverse markets, helping to meet product demand and increasing manufacturing efficiency. Capital expenditures were $763 million in the first nine months of 2006, an increase of $103 million when compared to the first nine months of 2005. In 2006, 3M has announced additional capital investments for optical films in Poland, respiratory protection products in Korea, and customer centers in China and Russia, among others. 3M has also approved capacity additions for medical supplies, Filtrete filters, Scotch blue painters tape and roofing granules. The Company expects capital expenditures to total approximately $1.1 billion for total year 2006, compared with $943 million in 2005.

Refer to Note 2 in this Quarterly Report on Form 10-Q for information on 2006 acquisitions. The Company is actively considering additional acquisitions, investments and strategic alliances.

In the Consolidated Statement of Cash Flows, “Purchases of Investments” and “Proceeds from Sale of Investments” in the first nine months of 2006 are primarily attributable to auction rate securities and asset-backed securities, which are classified as available-for-sale.

Cash Flows from Financing Activities:

	Nine months ended
	September 30
(Millions)	2006	2005

Change in short-term debt — net	$1,293	$661
Repayment of debt (maturities greater than 90 days)	(151)	(547)
Proceeds from debt (maturities greater than 90 days)	277	294
Total change in debt	$1,419	$408
Purchases of treasury stock	(2,021)	(1,809)
Reissuances of treasury stock	426	467
Dividends paid to stockholders	(1,037)	(968)
Distributions to minority interests and other — net	(25)	32
Net cash used in financing activities	$(1,238)	$(1,870)

Total debt at September 30, 2006, was $3.800 billion, up from $2.381 billion at December 31, 2005, with the increase primarily due to commercial paper issuances. There were no new long-term debt issuances in the first nine months of 2006. In the first nine months of 2006, the increase in net short-term debt of $1.293 billion includes the portion of short-term debt with original maturities of 90 days or less, which primarily represents commercial paper activity. The repayment of debt for maturities greater than 90 days also primarily relates to commercial paper activity.

Repurchases of common stock are made to support the Company’s stock-based employee compensation plans and for other corporate purposes.  On August 15, 2006, the Board of Directors authorized an additional $1 billion in share repurchases, raising the total authorization to $3 billion covering the period from February 13, 2006 to February 28, 2007. As of September 30, 2006, approximately $1 billion remained available for repurchase. Refer to the table titled “Issuer Purchases of Equity Securities” in Part II, Item 2, for more information.

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

Contractual Obligations

During the third quarter, the Company entered into an unconditional agreement to purchase raw materials from a third-party supplier. The agreement, effective January 1, 2007 to December 31, 2009, requires 3M to purchase approximately $200 million of raw materials. The purchase obligation amounts do not represent the entire anticipated purchases by 3M during the contract period, but represent only those items for which the Company is contractually obligated.

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

Forward-looking statements relate to future events and typically address the Company’s expected future business and financial performance. Words such as  “plan,” “expect,” “aim,” “believe,” “project,” “target,” “anticipate,” “intend,” “estimate,” “will,” “should,” “could” and other words and terms of similar meaning, typically identify such forward-looking statements. In particular, these include statements about: (1) worldwide economic conditions; (2) competitive conditions and customer preferences; (3) foreign currency exchange rates and fluctuations in those rates; (4) the timing and acceptance of new product offerings; (5) the availability and cost of purchased components, compounds, raw materials and energy (including oil and natural gas and their derivatives) due to shortages, increased demand or supply interruptions (including those caused by natural and other disasters and other events); (6) the impact of acquisitions, strategic alliances, divestitures, and other unusual events resulting from portfolio management actions and other evolving business strategies, and possible organizational restructuring; (7) expected productivity improvements; and (8) legal proceedings. The Company assumes no obligation to update or revise any forward-looking statements.

Forward-looking statements are based on certain assumptions and expectations of future events and trends that are subject to risks and uncertainties. Actual future results and trends may differ materially from historical results or those reflected in any such forward-looking statements depending on a variety of factors. Discussion of these factors is incorporated by reference from Part II, Item 1A, “Risk Factors”, of this document and from Part I, Item 1A, “Risk Factors”, of our Current Report on Form 8-K dated September 21, 2006, and should be considered an integral part of Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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

3M COMPANY

FORM 10-Q

For the Quarterly Period Ended September 30, 2006

PART II.  Other Information

Item 1. Legal Proceedings.

Discussion of legal matters is incorporated by reference from Part I, Item 1, Note 9, “Commitments and Contingencies”, of this document, and should be considered an integral part of Part II, Item 1, “Legal Proceedings”.

Item 1A. Risk Factors.

The most significant risk factors applicable to the Company are described in Part I, Item 1A “Risk Factors” of 3M’s Current Report on Form 8-K dated September 21, 2006. There have been no material changes from the risk factors previously disclosed in 3M’s Current Report on Form 8-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(e) Issuer Purchases of Equity Securities

Repurchases of common stock are made to support the Company’s stock-based employee compensation plans and for other corporate purposes.  On November 8, 2004, the Board of Directors authorized the purchase of $2 billion of the Company’s common stock between January 1, 2005 and January 31, 2006. In October 2005, 3M’s Board of Directors authorized the repurchase of an additional $300 million of the Company’s common stock through January 31, 2006. This increased the total repurchase authorization to $2.3 billion for the period between January 1, 2005 and January 31, 2006.  On February 13, 2006, the Board of Directors authorized the purchase of $2.0 billion of the Company’s common stock between February 13, 2006 and February 28, 2007. On August 15, 2006, the Board of Directors authorized an additional $1 billion in share repurchases, raising the total authorization to $3 billion for the period from February 13, 2006 to February 28, 2007.

Issuer Purchases of Equity

Securities (registered pursuant to

Section 12 of the Exchange Act)

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (Millions)
January 1-31, 2006	140,646	$75.33	30,000	$2
February 1-28, 2006	754,242	$73.46	665,100	$1,951
March 1-31, 2006	1,819,405	$73.75	1,771,700	$1,821
Total January 1 — March 31, 2006	2,714,293	$73.75	2,466,800	$1,821
April 1 - 30, 2006	182,838	$81.90	0	$1,821
May 1 - 31, 2006	3,670,467	$85.17	3,388,200	$1,532
June 1 - 30, 2006	2,566,065	$80.65	2,535,300	$1,328
Total April 1 — June 30, 2006	6,419,370	$83.27	5,923,500	$1,328
July 1-31, 2006	3,761,920	$70.71	3,741,900	$1,063
August 1-31, 2006	8,407,073	$69.71	8,398,200	$1,478
September 1-30, 2006	5,768,298	$72.96	5,758,200	$1,058
Total July 1 — September 30, 2006	17,937,291	$70.96	17,898,300	$1,058
Total January 1 — September 30, 2006	27,070,954	$74.16	26,288,600	$1,058

(1) The total number of shares purchased includes: (i) shares purchased under the Board’s authorizations described above, and (ii) shares purchased in connection with the exercise of stock options (which combined totaled 110,646 shares in January 2006, 89,142 shares in February 2006, 47,705 shares in March 2006, 182,838 shares in April 2006, 282,267 shares in May 2006, 30,765 shares in June 2006, 20,020 shares in July, 8,873 shares in August and 10,098 shares in September).

Item 3. Defaults Upon Senior Securities. — No matters require disclosure.

Item 4. Submission of Matters to a Vote of Security Holders. — No matters require disclosure.

Item 5. Other Information. — No matters require disclosure.

Item 6. Exhibits.

Exhibits.  These exhibits are either incorporated by reference into this report or filed with this report as indicated below. Exhibit numbers 10.1 through 10.23 are management contracts or compensatory plans or arrangements.

Index to Exhibits:

(3)	Articles of Incorporation and bylaws
	(3.1)	Certificate of incorporation, as amended as of May 15, 2006, is incorporated by reference from our Form 10-Q for the quarter ended June 30, 2006.
	(3.2)	Bylaws, as amended as of November 11, 2002, are incorporated by reference from the Form 8-K dated December 9, 2002.

(4)	Instruments defining the rights of security holders, including indentures:
	(4.1)	Indenture, dated as of November 17, 2000, between 3M and Citibank, N.A. with respect to 3M’s senior debt securities, is incorporated by reference from the Form 8-K dated December 7, 2000.
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

(10)	Material contracts and management compensation plans and arrangements:
	(10.1)	3M 2005 Management Stock Ownership Program is incorporated by reference from our Proxy Statement for the 2005 Annual Meeting of Stockholders.
	(10.2)	3M 2002 Management Stock Ownership Program is incorporated by reference from our Proxy Statement for the 2002 Annual Meeting of Stockholders.
	(10.3)	3M 1997 Management Stock Ownership Program is incorporated by reference from our Proxy Statement for the 1997 Annual Meeting of Stockholders.
	(10.4)	3M 1992 Management Stock Ownership Program is incorporated by reference from our Proxy Statement for the 1992 Annual Meeting of Stockholders.
	(10.5)	Form of award agreement for non-qualified stock options granted under the 2005 Management Stock Ownership Program, is incorporated by reference from our Form 8-K dated May 16, 2005.
	(10.6)	Form of award agreement for non-qualified stock options granted under the 2002 Management Stock Ownership Program, is incorporated by reference from our Form 10-K for the year ended December 31, 2004.
	(10.7)	3M 1997 General Employees’ Stock Purchase Plan, as amended through November 8, 2004, is incorporated by reference from our Form 10-K for the year ended December 31, 2004.
	(10.8)	3M VIP (Voluntary Investment Plan) Plus is incorporated by reference from Registration Statement No. 333-73192 on Form S-8, filed on November 13, 2001.
	(10.9)	3M Deferred Compensation Plan, as amended through November 2005, is incorporated by reference from our Registration Statement on Form S-8 filed on December 6, 2005.
	(10.10)	3M Executive Profit Sharing Plan, as amended through February 11, 2002, is incorporated by reference from our Form 10-K for the year ended December 31, 2003.

(10.11)	3M Performance Unit Plan, as amended through February 10, 2003 is incorporated by reference from our Form 10-K for the year ended December 31, 2003.
(10.12)	Description of changes to 3M Compensation Plan for Non-Employee Directors is incorporated by reference from our Form 8-K dated August 8, 2005.
(10.13)	3M Compensation Plan for Non-Employee Directors, as amended, through November 8, 2004, is incorporated by reference from our Form 10-K for the year ended December 31, 2004.
(10.14)	3M 1992 Directors Stock Ownership Program, as amended through November 8, 2004, is incorporated by reference from our Form 10-K for the year ended December 31, 2004.
(10.15)	3M Executive Life Insurance Plan, as amended, is incorporated by reference from our Form 10-K for the year ended December 31, 2003.
(10.16)	Summary of Personal Financial Planning Services for 3M Executives is incorporated by reference from our Form 10-K for the year ended December 31, 2003.
(10.17)	Employment agreement dated as of December 6, 2005, between 3M and George W. Buckley is incorporated by reference from our Form 8-K dated December 9, 2005.
(10.18)	Amendment, dated August 14, 2006, to employment agreement between 3M and George W. Buckley is filed electronically herewith.
(10.19)	Description of compensation plan for Robert S. Morrison is incorporated by reference from our Form 8-K dated August 8, 2005.
(10.20)

Employment agreement dated as of December 4, 2000, between 3M and W. James McNerney, Jr. is incorporated by reference from our Form 10-K for the year ended December 31, 2000 (also reference Exhibit 10.21).

(10.21)	Letter agreement dated June 29, 2005 by and between 3M Company and W. James McNerney, Jr. is incorporated by reference from our Form 8-K dated June 30, 2005.
(10.22)	Employment agreement dated as of January 23, 2002, between 3M and Patrick D. Campbell is incorporated by reference from our Form 10-K for the year ended December 31, 2001.
(10.23)	Employment agreement dated as of November 19, 2002, between 3M and Richard F. Ziegler is incorporated by reference from our Form 10-K for the year ended December 31, 2002.

Filed electronically herewith:

(12)	Calculation of ratio of earnings to fixed charges.

(15)	A letter from the Company’s independent registered public accounting firm regarding unaudited interim consolidated financial statements.

(31.1)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

(31.2)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

(32.1)	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

(32.2)	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

3M COMPANY

(Registrant)

Date:  October 27, 2006

By	/s/ Patrick D. Campbell
Patrick D. Campbell,

Senior Vice President and Chief Financial Officer

(Mr. Campbell is the Principal Financial Officer and has

been duly authorized to sign on behalf of the Registrant.)