Form 10-K
period 2006-12-31
3M CO
filed 2007-02-26
CIK 66740

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

Commission file number 1-3285

3M COMPANY

Delaware	41-0417775
(State of Incorporation)	(I.R.S. Employer Identification No)

3M Center, St. Paul, Minnesota	55144
(Principal executive offices)	(zip code)

(651) 733-1110

(Telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, Par Value $.01 Per Share	New York Stock Exchange, Inc.
Pacific Exchange, Inc.
Chicago Stock Exchange, Inc.

Note: The common stock of the Registrant is also traded on the SWX Swiss Exchange.

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes  ☒  No  ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes  ☐  No  ☒

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
Yes  ☐  No  ☒

The aggregate market value of voting stock held by nonaffiliates of the Registrant, computed by reference to the closing price and shares outstanding, was approximately $54.5 billion as of January 31, 2007 (approximately $60.8 billion as of June 30, 2006, the last business day of the Registrant’s most recently completed second quarter).

Shares of common stock outstanding at January 31, 2007: 733,885,504.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Company’s definitive proxy statement (to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year-end of December 31, 2006) for its annual meeting to be held on May 8, 2007, are incorporated by reference in this Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

This document (excluding exhibits) contains 88 pages.

The table of contents is set forth on page 2. The exhibit index begins on page 86.

3M COMPANY

FORM 10-K

For the Year Ended December 31, 2006

3M COMPANY
ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2006
PART I

Item 1. Business.

3M Company, formerly known as Minnesota Mining and Manufacturing Company, was incorporated in 1929 under the laws of the State of Delaware to continue operations begun in 1902. The Company’s ticker symbol is MMM. As used herein, the term “3M” or “Company” includes 3M Company and its subsidiaries unless the context indicates otherwise. In addition, for any references to Note 1 through Note 19, refer to the Notes to Consolidated Financial Statements in Item 8 of this document.

Available Information

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

3M also makes available free of charge through its website (http://investor.3M.com) the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC.

General

3M is a diversified technology company with a global presence in the following businesses: industrial and transportation; health care; display and graphics; consumer and office; safety, security and protection services; and electro and communications. 3M is among the leading manufacturers of products for many of the markets it serves. Most 3M products involve expertise in product development, manufacturing and marketing, and are subject to competition from products manufactured and sold by other technologically oriented companies.

At December 31, 2006, the Company employed 75,333 people, with 34,553 employed in the United States and 40,780 employed internationally.

Business Segments

3M manages its operations in six operating business segments: Industrial and Transportation; Health Care; Display and Graphics; Consumer and Office; Safety, Security and Protection Services; and Electro and Communications. 3M’s six business segments bring together common or related 3M technologies, enhancing the development of innovative products and services and providing for efficient sharing of business resources. These segments have worldwide responsibility for virtually all 3M product lines. Certain small businesses and staff-sponsored products, as well as various corporate assets and expenses, are not allocated to the business segments. Financial information and other disclosures relating to 3M’s business segments and operations in major geographic areas are provided in the Notes to Consolidated Financial Statements.

Industrial and Transportation Business: The Industrial and Transportation Business segment serves a broad range of markets, such as appliance, paper and packaging, food and beverage, personal care and automotive. Industrial and Transportation products include tapes, a wide variety of coated and nonwoven abrasives, adhesives, specialty materials, supply chain execution software solutions, closures for disposable diapers, and components and products that are used in the manufacture, repair, and maintenance of automotive, marine, aircraft and specialty vehicles. The August 2005 acquisition of CUNO, Incorporated (“CUNO”) added a comprehensive line of filtration products for the separation, clarification and purification of fluids and gases.

Major industrial products include vinyl, polyester, foil and specialty industrial tapes and adhesives; Scotch® Masking Tape, Scotch® Filament Tape and Scotch® Packaging Tape; packaging equipment; 3M™ VHB™ Bonding Tapes; conductive, low surface energy, hot melt, spray and structural adhesives; reclosable fasteners; label materials for durable goods; and coated, nonwoven and microstructured surface finishing and grinding abrasives for the industrial market. Other products include a comprehensive line of filtration products for the separation, clarification and purification of fluids and gases; fluoroelastomers for seals, tubes and gaskets in engines; engineering fluids; supply chain execution software and solutions; and closures for disposable diapers.

Major transportation products include insulation components, including components for catalytic converters; functional and decorative graphics; abrasion-resistant films; masking tapes; fasteners and tapes for attaching nameplates, trim, moldings, interior panels and carpeting; coated, nonwoven and microstructured finishing and grinding abrasives; structural adhesives; and other specialty materials. In addition, 3M provides paint finishing and detailing products, including a complete system of cleaners, dressings, polishes, waxes and other products.

Health Care Business: The Health Care segment serves markets that include medical, surgical, pharmaceutical, dental and orthodontic, and health information systems. Products provided to these and other markets include medical and surgical supplies, skin health and infection prevention products, pharmaceuticals, drug delivery systems, dental and orthodontic products, health information systems and microbiology products. As discussed in Note 2, the global branded pharmaceuticals business was sold in December 2006 and January 2007.

In the medical and surgical areas, 3M is a supplier of medical tapes, dressings, wound closure products, orthopedic casting materials, electrodes and stethoscopes. In infection prevention, 3M markets a variety of surgical drapes, masks and preps, as well as sterilization assurance equipment. Pharmaceutical products include immune response modifiers, respiratory products and women’s health products. Other products include drug delivery systems, such as metered-dose inhalers, transdermal skin patches and related components. Dental and orthodontic products include restoratives, adhesives, finishing and polishing products, crowns, impression materials, preventive sealants, professional tooth whiteners, prophylaxis and orthodontic appliances. In health information systems, 3M develops and markets computer software for hospital coding and data classification, as well as providing related consulting services. 3M provides microbiology products that make it faster and easier for food processors to test the microbiological quality of food.

Display and Graphics Business: The Display and Graphics segment serves markets that include electronic display, touch screen, traffic safety and commercial graphics. This segment includes optical film and lens solutions for electronic displays; touch screens and touch monitors; computer screen filters; reflective sheeting for transportation safety; and commercial graphics systems.

The optical film business provides films that serve numerous market segments of the display lighting industry. 3M provides distinct products for five market segments, including products for: 1) LCD computer monitors, 2) LCD televisions, 3) hand-held devices such as cellular phones, 4) notebook PCs and 5) automotive displays. Other optical products include lens systems for projection televisions, in addition to desktop and notebook computer screen filters that address needs for light control, privacy viewing and glare reduction. The touch systems business includes touch screens and touch monitors. In traffic safety systems, 3M provides reflective sheetings used on highway signs, vehicle license plates, construction work-zone devices, trucks and other vehicles, and also provides pavement marking systems. 3M’s Intelligent Transportation Systems include emergency response and transit signal priority systems, traffic monitoring systems, and driver feedback signs. Major commercial graphics products include equipment, films, inks and related products used to produce graphics for vehicles and signs.

Consumer and Office Business: The Consumer and Office segment serves markets that include consumer retail, office retail, education, and home improvement. Products provided to these and other markets include office supply products, stationery products, construction and home improvement products, home care products, protective material products (including consumer health care products such as bandages), and visual systems products.

Major consumer and office products include Scotch® Brand Products, such as Scotch® Magic™ Tape, Scotch® Glue Stick and Scotch® Cushioned Mailer; Post-it® Products, such as Post-it® Flags, Post-it® Memo Pads, Post-it® Labels, and Post-it® Pop-up Notes and Dispensers; construction and home improvement products, including surface-preparation and wood-finishing materials, Command™ Adhesive products and Filtrete™ Filters for furnaces and air conditioners; home care products, including Scotch-Brite® Scour Pads, Scotch-Brite® Scrub Sponges, Scotch-Brite® Microfiber Cloth products, O-Cel-O™ Sponges and Scotchgard™ Fabric Protectors; protective material products, and 3M™ Nexcare™ Adhesive Bandages. Visual communication products serve the world’s office and education markets with overhead projectors and transparency films, as well as equipment and materials for electronic and multimedia presentations.

Safety, Security and Protection Services Business: The Safety, Security and Protection Services segment serves a broad range of markets that strive to increase the safety, security and productivity of workers, facilities and systems. Major product offerings include personal protection products, safety and security products, energy control products, cleaning and protection products for commercial establishments, and roofing granules for asphalt shingles. In August 2006, 3M completed the acquisition of Security Printing and Systems Limited, a producer of finished, personalized passports and secure cards.

This segment’s products include maintenance-free and reusable respirators, personal protective equipment, electronic surveillance products, films that protect against counterfeiting, and reflective materials that are widely used on apparel, footwear and accessories, enhancing visibility in low-light situations. Other products include theft protection systems for libraries and library patron self-checkout systems; spill-control sorbents; Thinsulate™ Insulation and Thinsulate™ Lite Loft™ Insulation; 3M™ Scotchtint™ Window Film for buildings; 3M™ Scotchshield™ Ultra Safety and Security Film for property; nonwoven abrasive materials for floor maintenance and commercial cleaning; floor matting; and natural and color-coated mineral granules for asphalt shingles.

Electro and Communications Business: The Electro and Communications segment serves the electrical, electronics and communications industries, including electrical utilities; electrical construction, maintenance and repair; OEM electrical and electronics; computers and peripherals; consumer electronics; telecommunications central office, outside plant and enterprise; as well as aerospace, military, automotive and medical markets. This segment provides products that enable the efficient transmission of electrical power and speed the delivery of information and ideas. Products include electronic and interconnect solutions, microinterconnect systems, high-performance fluids, high-temperature and display tapes, telecommunications products and electrical products.

Major electronic and electrical products include packaging and interconnection devices; high-performance fluids used in the manufacture of computer chips, and for cooling electronics and lubricating computer hard disk drives; high- temperature and display tapes; insulating materials, including pressure-sensitive tapes and resins; and related items. 3M™ Flexible Circuits use electronic packaging and interconnection technology, providing more connections in less space, and are used in ink-jet print cartridges, cell phones and electronic devices. This segment serves the world’s telecommunications companies with a wide array of products for fiber-optic and copper-based telecommunications systems for rapid deployment in fixed and wireless networks.

Distribution

3M products are sold through numerous distribution channels, including directly to users and through numerous wholesalers, retailers, jobbers, distributors and dealers in a wide variety of trades in many countries around the world. Management believes the confidence of wholesalers, retailers, jobbers, distributors and dealers in 3M and its products — a confidence developed through long association with skilled marketing and sales representatives — has contributed significantly to 3M’s position in the marketplace and to its growth. 3M has 169 sales offices worldwide, with 10 in the United States and 159 internationally.

Research and Patents

Research and product development constitutes an important part of 3M’s activities and has been a major driver of 3M’s sales growth. Research, development and related expenses totaled $1.522 billion in 2006. This amount included a $95 million in-process research and development charge (discussed in Note 2) and $75 million in restructuring actions (Note 4). Research, development and related expenses totaled $1.274 billion in 2005 and $1.246 billion in 2004. Research and development, covering basic scientific research and the application of scientific advances in the development of new and improved products and their uses, totaled $943 million in 2006, including the $95 million for purchased in-process research and development discussed above. Research and development expenses totaled $818 million in 2005 and $792 million in 2004. Related expenses primarily include technical support provided by 3M to existing customers who are using 3M products, and the costs of internally developed patents.

The Company’s products are sold around the world under various trademarks that are important to the Company. The Company also owns, or holds licenses to use, numerous U.S. and foreign patents. The Company’s research and development activities generate a steady stream of inventions that are covered by new patents. Patents applicable to specific products extend for varying periods according to the date of patent application filing or patent grant and the legal term of patents in the various countries where patent protection is obtained. The actual protection afforded by a patent, which can vary from country to country, depends upon the type of patent, the scope of its coverage and the availability of legal remedies in the country.

The Company believes that its patents provide an important competitive advantage in many of its businesses. In general, no single patent or group of related patents is in itself essential to the Company as a whole or to any of the Company’s business segments. The importance of patents in the Display and Graphics segments is described in “Performance by Business Segment” — “Display and Graphics Business” in Part II, Item 7, of this Form 10-K.

Raw Materials

In 2006, the Company experienced price increases affecting metals, wood pulp and oil-derived raw materials. During the fourth quarter of 2006 total market demand for metals and oil-derived raw materials began to soften and the Company is therefore pursuing price reductions for those commodities. To date the Company is receiving sufficient quantities of all raw materials to meet its reasonably foreseeable production requirements. It is impossible to predict future shortages of raw materials or the impact any such shortages would have. 3M has avoided disruption to its manufacturing operations through careful management of existing raw material inventories and development and qualification of additional supply sources. 3M manages commodity price risks through negotiated supply contracts, price protection agreements and forward physical contracts.

Environmental Law Compliance

3M’s manufacturing operations are affected by national, state and local environmental laws around the world. 3M has made, and plans to continue making, necessary expenditures for compliance with applicable laws. 3M is also involved in remediation actions relating to environmental matters from past operations at certain sites (refer to “Environmental and Other Liabilities and Insurance Receivables” in Note 13, Commitments and Contingencies).

Environmental expenditures relating to existing conditions caused by past operations that do not contribute to current or future revenues are expensed. Reserves for liabilities for anticipated remediation costs are recorded on an undiscounted basis when they are probable and reasonably estimable, generally no later than the completion of feasibility studies or the Company’s commitment to a plan of action. Environmental expenditures for capital projects that contribute to current or future operations generally are capitalized and depreciated over their estimated useful lives.

In 2006, 3M expended about $18 million for capital projects related to protecting the environment. The comparable amount in 2005 was about $28 million. These amounts exclude expenditures for remediation actions relating to existing matters caused by past operations. Capital expenditures for environmental purposes have included pollution control devices — such as wastewater treatment plant improvements, scrubbers, containment structures, solvent recovery units and thermal oxidizers — at new and existing facilities constructed or upgraded in the normal course of business. Consistent with the Company’s policies stressing environmental responsibility, capital expenditures (other than for remediation projects) for known projects are presently expected to be about $20 million over the next two years for new or expanded programs to build facilities or modify manufacturing processes to minimize waste and reduce emissions.

While the Company cannot predict with certainty the future costs of such cleanup activities, capital expenditures or operating costs for environmental compliance, the Company does not believe they will have a material effect on its capital expenditures, earnings or competitive position.

Executive Officers

Following is a list of the executive officers of 3M, and their age, present position, the year elected to their present position and other positions they have held during the past five years. No family relationships exist among any of the executive officers named, nor is there any undisclosed arrangement or understanding pursuant to which any person was selected as an officer. This information is presented as of the date of the 10-K filing (February 23, 2007).

Name	Age	Present Position	Year Elected to Present Position	Other Positions Held During 2002-2006
George W. Buckley	60	Chairman of the Board, President and Chief Executive Officer	2005	Chairman and Chief Executive Officer, Brunswick Corporation, 2000-2005

Patrick D. Campbell	54	Senior Vice President and Chief Financial Officer	2002	Vice President, Finance, General Motors Europe, Zurich, Switzerland, 2001-2002

Joe E. Harlan	47	Executive Vice President, Electro and Communications Business	2004	President and Chairman of the Board, Sumitomo 3M Limited, 2003-2004 Executive Vice President, Sumitomo, 3M Limited, 2002-2003 Staff Vice President, Financial Planning and Analysis, 2001-2002

Michael A. Kelly	50	Executive Vice President, Display and Graphics Business	2006	Division Vice President, Occupational Health and Environmental Safety Division, 2003-2006 General Manager, Performance Materials Division, 2003 Managing Director, 3M Korea, 2001-2003

Executive Officers

(continued)

Name	Age	Present Position	Year Elected to Present Position	Other Positions Held During 2002-2006
Angela S. Lalor	41	Senior Vice President, Human Resources	2006

Staff Vice President, Human Resources Operations, 2005

Executive Director, Human Resources Operations, 2004-2005

Director, Compensation and Employee Administration, 2002-2004

Master Black Belt, Human Resources 2001-2002

Jean Lobey	54	Executive Vice President, Safety, Security and Protection Services Business	2005	Managing Director, 3M Brazil, 2003-2004 Executive Director, Six Sigma, Europe and Middle East, 2001-2003

Robert D. MacDonald	56	Senior Vice President, Marketing and Sales	2004	Division Vice President, Automotive Aftermarket Division, 2002-2004 Managing Director, 3M Italy, 1999-2002

Moe S. Nozari	64	Executive Vice President, Consumer and Office Business	2002	Executive Vice President, Consumer and Office Markets, 1999-2002

Frederick J. Palensky	57	Executive Vice President, Research and Development and Chief Technology Officer	2006

Executive Vice President, Enterprise Services, 2005-2006

Executive Vice President, Safety, Security and Protection Services Business, 2002-2005

Executive Vice President, Specialty Material Markets and Corporate Services, 2001-2002

Brad T. Sauer	47	Executive Vice President, Health Care Business	2004	Executive Vice President, Electro and Communications Business, 2002-2004 Executive Director, Six Sigma, 2001-2002

Hak Cheol Shin	49	Executive Vice President, Industrial and Transportation Business	2006

Executive Vice President, Industrial Business, 2005

Division Vice President, Industrial Adhesives and Tapes Division, 2003-2005

Division Vice President, Electronics Markets Materials Division, 2002-2003

Division Vice President, Superabrasives and Microfinishing Systems Division, 2001-2002

James B. Stake	54	Executive Vice President, Enterprise Services	2006

Executive Vice President, Display and Graphics Business, 2002-2006

Division Vice President, Industrial Tape and Specialties Division; and Vice President, Marketing, Industrial Markets, 2002

Division Vice President, Industrial Tape and Specialties Division, 2000-2002

Executive Officers

(continued)

Name	Age	Present Position	Year Elected to Present Position	Other Positions Held During 2002-2006
Inge G. Thulin	53	Executive Vice President, International Operations	2004	Vice President, Asia Pacific; and Executive Vice President, International Operations, 2003-2004 Vice President, Europe and Middle East, 2002-2003

John K. Woodworth	55	Senior Vice President, Corporate Supply Chain Operations	2006

Vice President, Asia Pacific, 2004-2006

Division Vice President, Electronic Solutions Division, 2003-2004

Division Vice President, Electronic and Interconnect Solutions Division, 2002-2003

Division Vice President, Interconnect Solutions Division, 2001-2002

Richard F. Ziegler	57	Senior Vice President, Legal Affairs and General Counsel	2003	Partner, Cleary, Gottlieb, Steen & Hamilton, 1983-2002

Item 1A. Risk Factors.

The most significant risk factors applicable to the Company are as follows:

* Results are impacted by the effects of, and changes in, worldwide economic conditions. The Company operates in more than 60 countries and derives more than 60% of its revenues from outside the United States. The Company’s business may be affected by factors in the United States and other countries that are beyond its control, such as downturns in economic activity in a specific country or region, or in the various industries in which the Company operates; social, political or labor conditions in a specific country or region; or adverse changes in interest rates, tax, or regulations in the jurisdictions in which the company operates.

* The Company’s results are affected by competitive conditions and customer preferences. Demand for the Company’s products, which impacts revenue and profit margins, is affected by (i) the development and timing of the introduction of competitive products; (ii) the Company’s response to downward pricing to stay competitive; (iii) changes in customer order patterns, such as changes in the levels of inventory maintained by customers and the timing of customer purchases which may be affected by announced price changes, changes in the Company’s incentive programs, or the customer’s ability to achieve incentive goals; and (iv) changes in customers’ preferences for our products, including the success of products offered by our competitors, and changes in customer designs for their products that can affect the demand for some of the Company’s products.

* Foreign currency exchange rates and fluctuations in those rates may affect the Company’s ability to realize projected growth rates in its sales and earnings. Because the Company derives more than 60% of its revenues from outside the United States, its ability to realize projected growth rates in sales and earnings could be adversely affected if the U.S. dollar strengthens significantly against foreign currencies.

* The Company’s growth objectives are largely dependent on the timing and market acceptance of its new product offerings, including its ability to renew its pipeline of new products and to bring those products to market. This ability may be adversely affected by difficulties or delays in product development, such as the inability to identify viable new products, obtain adequate intellectual property protection, or gain market acceptance of new products. There are no guarantees that new products will prove to be commercially successful.

* The Company’s future results are subject to fluctuations in the costs and availability of purchased components, compounds, raw materials and energy, including oil and natural gas and their derivatives, due to shortages, increased demand, supply interruptions, currency exchange risks, natural disasters and other factors. The Company depends on various components, compounds, raw materials, and energy (including oil and natural gas and their derivatives) supplied by others for the manufacturing of its products and it is possible that any of its supplier relationships could be interrupted due to natural and other disasters and other events or be terminated in the future. Any sustained interruption in the Company’s receipt of adequate supplies could have a material adverse effect on the Company. In addition, while the Company has a process to minimize volatility in component and material pricing, no assurance can be given that the Company will be able to successfully manage price fluctuations or that future price fluctuations or shortages will not have a material adverse effect on the Company.

* Acquisitions, strategic alliances, divestitures, and other unusual events resulting from portfolio management actions and other evolving business strategies, and possible organizational restructuring could affect future results. The Company monitors its business portfolio and organizational structure and has made and may continue to make acquisitions, strategic alliances, divestitures and changes to its organizational structure. With respect to acquisitions, future results will be affected by the Company’s ability to integrate acquired businesses quickly and obtain the anticipated synergies.

* The Company’s future results may be affected if the Company generates less productivity improvements than estimated. The Company utilizes various tools, such as lean Six Sigma, to improve operational efficiency and productivity. There can be no assurance that all of the projected productivity improvements will be realized.

* The Company’s future results may be affected by various legal and regulatory proceedings, including those involving product liability, antitrust, environmental or other matters. The outcome of these legal proceedings may differ from the Company’s expectations because the outcomes of litigation, including regulatory matters, are often difficult to reliably predict. Various factors or developments can lead the Company to change current estimates of liabilities and related insurance receivables where applicable, or make such estimates for matters previously not susceptible of reasonable estimates, such as a significant judicial ruling or judgment, a significant settlement, significant regulatory developments or changes in applicable law. A future adverse ruling, settlement or unfavorable development could result in future charges that could have a material adverse effect on the Company’s results of operations or cash flows in any particular period. For a more detailed discussion of the legal proceedings involving the Company and the associated accounting estimates, see the discussion in Note 13.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

3M’s general offices, corporate research laboratories, and certain division laboratories are located in St. Paul, Minnesota. In the United States, 3M has 10 sales offices in eight states and operates 66 manufacturing facilities in 26 states. Internationally, 3M has 159 sales offices. The Company operates 79 manufacturing and converting facilities in 29 countries outside the United States.

3M owns substantially all of its physical properties. 3M’s physical facilities are highly suitable for the purposes for which they were designed. Because 3M is a global enterprise characterized by substantial intersegment cooperation, properties are often used by multiple business segments.

Item 3. Legal Proceedings.

Discussion of legal matters is incorporated by reference from Part II, Item 8, Note 13, “Commitments and Contingencies,” of this document, and should be considered an integral part of Part I, Item 3, “Legal Proceedings.”

Item 4. Submission of Matters to a Vote of Security Holders.

None in the quarter ended December 31, 2006.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Equity compensation plans’ information is incorporated by reference from Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” of this document, and should be considered an integral part of Item 5. At January 31, 2007, there were approximately 123,824 shareholders of record. 3M’s stock is listed on the New York Stock Exchange, Inc. (NYSE), the Pacific Exchange, Inc., the Chicago Stock Exchange, Inc., and the SWX Swiss Exchange. Cash dividends declared and paid totaled $.46 per share for each quarter of 2006, and $.42 per share for each quarter of 2005. Stock price comparisons follow:

Stock price comparisons (NYSE composite transactions) (Per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
2006 High	$79.83	$88.35	$81.60	$81.95	$88.35
2006 Low	70.30	75.76	67.05	73.00	67.05
2005 High	$87.45	$86.21	$76.74	$79.84	$87.45
2005 Low	80.73	72.25	70.41	69.71	69.71

Issuer Purchases of Equity Securities

Repurchases of common stock are made to support the Company’s stock-based employee compensation plans and for other corporate purposes. On November 8, 2004, the Board of Directors authorized the purchase of $2.0 billion of the Company’s common stock between January 1, 2005 and January 31, 2006. In October 2005, 3M’s Board of Directors authorized the repurchase of an additional $300 million of the Company’s common stock through January 31, 2006. This increased the total repurchase authorization to $2.3 billion through January 31, 2006. On February 13, 2006, the Board of Directors authorized the purchase of $2.0 billion of the Company’s common stock between February 13, 2006 and February 28, 2007. In August 2006, 3M’s Board of Directors authorized the repurchase of an additional $1.0 billion in share repurchases, raising the total authorization to $3.0 billion for the period from February 13, 2006 to February 28, 2007. In February 2007, 3M’s Board of Directors approved a  $7.0 billion two-year share repurchase authorization for the period from February 12, 2007 to February 28, 2009.

Issuer Purchases of Equity Securities (registered pursuant to Section 12 of the Exchange Act)
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (Millions)
January 1-31, 2006	140,646	$75.33	30,000	$2
February 1-28, 2006	754,242	$73.46	665,100	$1,951
March 1-31, 2006	1,819,405	$73.75	1,771,700	$1,821
Total January 1 — March 31, 2006	2,714,293	$73.75	2,466,800	$1,821
April 1-30, 2006	182,838	$81.90	0	$1,821
May 1-31, 2006	3,670,467	$85.17	3,388,200	$1,532
June 1-30, 2006	2,566,065	$80.65	2,535,300	$1,328
Total April 1 — June 30, 2006	6,419,370	$83.27	5,923,500	$1,328
July 1-31, 2006	3,761,920	$70.71	3,741,900	$1,063
August 1-31, 2006	8,407,073	$69.71	8,398,200	$1,478
September 1-30, 2006	5,768,298	$72.96	5,758,200	$1,058
Total July 1 — September 30, 2006	17,937,291	$70.96	17,898,300	$1,058
October 1-31, 2006	830,432	$77.98	761,300	$999
November 1-30, 2006	1,227,465	$80.67	1,155,400	$905
December 1-31, 2006	2,038,281	$78.71	1,997,400	$748
Total October 1 — Dec. 31, 2006	4,096,178	$79.15	3,914,100	$748
Total January 1 — December 31, 2006	31,167,132	$74.82	30,202,700	$748

(1) The total number of shares purchased includes: (i) shares purchased under the Board’s authorizations described above, and (ii) shares purchased in connection with the exercise of stock options (which combined totaled 110,646 shares in January 2006, 89,142 shares in February 2006, 47,705 shares in March 2006, 182,838 shares in April 2006, 282,267 shares in May 2006, 30,765 shares in June 2006, 20,020 shares in July 2006, 8,873 shares in August 2006, 10,098 shares in September 2006, 69,132 shares in October 2006, 72,065 shares in November 2006, and 40,881 shares in December 2006).

Item 6. Selected Financial Data.

(Dollars in millions, except per share amounts)	2006	2005	2004	2003	2002
Years ended December 31:
Net sales	$22,923	$21,167	$20,011	$18,232	$16,332
Income before cumulative effect of accounting change	3,851	3,146	2,841	2,286	1,832
Per share of common stock:
Income before cumulative effect of
accounting change — basic	5.15	4.11	3.64	2.92	2.35
Income before cumulative effect of
accounting change — diluted	5.06	4.03	3.56	2.88	2.32
Cash dividends declared and paid	1.84	1.68	1.44	1.32	1.24
At December 31:
Total assets	$21,294	$20,541	$20,723	$17,612	$15,339
Long-term debt (excluding portion due within one year) and long-term capital lease obligations	1,112	1,368	798	1,805	2,142

The above income and earnings per share information exclude a cumulative effect of accounting change in 2005 ($35 million, or 5 cents per diluted share). Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004) and used the modified retrospective method to adjust all prior periods to give effect to the fair-value based method of accounting for stock options. Refer to Note 1 for more detail on these two items.

2006 results included net gains that increased operating income by $523 million and net income by $438 million. 2006 included net benefits from gains related to the sale of certain portions of 3M’s branded pharmaceuticals business ($1.074 billion pre-tax, $674 million after-tax) and favorable income tax adjustments ($149 million), which were partially offset by restructuring actions ($403 million pre-tax, $257 million after-tax), acquired in-process research and development expenses ($95 million pre-tax and after-tax), settlement costs of a previously disclosed antitrust class action ($40 million pre-tax, $25 million after-tax), and environmental obligations related to the pharmaceuticals business ($13 million pre-tax, $8 million after-tax). 2005 results included charges that reduced net income by $75 million. This related to a tax liability resulting from 3M’s reinvestment of approximately $1.7 billion of foreign earnings in the United States pursuant to the repatriation provisions of the American Jobs Creation Act of 2004. 2003 results included charges related to an adverse ruling in a lawsuit filed against 3M in 1997 by LePage’s Inc. that reduced operating income by $93 million ($58 million after tax). 2002 charges in connection with 3M’s 2001/2002 restructuring plan reduced operating income by $202 million ($108 million after tax and minority interest).

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

3M is a diversified global manufacturer, technology innovator and marketer of a wide variety of products. 3M manages its operations in six operating business segments: Industrial and Transportation; Health Care; Display and Graphics; Consumer and Office; Safety, Security and Protection Services; and Electro and Communications.

3M’s strategy emphasizes a commitment to grow at a faster pace, using a four-pronged approach, which includes reinvesting in its core businesses, developing adjacent emerging business opportunities, expanding on the Company’s already world-class capabilities outside the United States, and acquiring companies in faster-growing industries.

•                  3M’s reinvestment in the core is evidenced through its 2006 investments in new production capacity in a number of growing and highly profitable businesses, such as medical, respiratory protection, LCD films and others. In addition, 3M is investing in research and development, which should position our existing business portfolio for accelerated growth.

•                  3M launched five new emerging business opportunities, including our Track and Trace initiative, global mining, food safety, filtration, and energy. 3M made great progress on its Track and Trace initiative in 2006, merging a number of formerly disparate efforts into one single growth engine for the future. Track and Trace has a growing array of applications — from tracking packages to managing medical and legal records.

•                  3M continued to build its capabilities in many of the world’s fastest-growing emerging economies in 2006. 3M began construction of three new plants in China, one in Russia, one in Poland and one in India. By the end of 2007, 3M expects to have 10 or more plants open or under construction in China. 3M also drove outstanding growth in more developed countries. European sales growth was about 10% in U.S. dollars, and 8.3% in local currencies.

•                  3M closed on 19 acquisitions in 2006, all contributing to growth in different ways. Acquisitions were made to add products and gap-fillers, to expand our offerings and become more important to our customers, to add capacity, to get access to local markets via local brands, and to augment our existing technology base.

With a continued focus on these strategies into 2007, 3M believes it can transform itself into a faster-growing company.

The Company expects to increase both research and development (excluding the pharmaceuticals business, acquired in-process research and development charge and restructuring-related items) and capital expenditures in 2007, with investments in growth programs around the world. Research, development and related expenses totaled $1.522 billion in 2006. This included a $95 million in-process research and development charge (discussed in Note 2) and approximately $75 million in restructuring-related items (discussed in Note 4). Adjusted for these items, research, development and related expenses still increased by over 6%. Total capital expenditures for 2006 totaled $1.168 billion, up $225 million compared with 2005. The Company expects capital expenditures to total approximately $1.4 billion to $1.5 billion in 2007, providing the capacity to meet expected growth.

3M announced in April 2006 that it would explore strategic alternatives for its global branded pharmaceuticals business. 3M believes that in today’s very competitive pharmaceuticals marketplace, continued success in brand pharmaceuticals requires broad pipelines of new drugs, significant investments, and a longer-term risk-reward model than applies to most other 3M businesses. In December 2006 and January 2007, 3M completed the sale of its branded pharmaceuticals business. As discussed in Note 2, the January 2007 transaction will be recorded in the first quarter of 2007. As previously disclosed, 3M had indicated that it would likely incur some restructuring-related costs associated with selling the business.

As a result of the above, in the fourth quarter of 2006, 3M recorded a gain on sale, which was partially offset by restructuring and other items. Including these items, in 2006, 3M reported record net sales of $22.923 billion and record net income of $3.851 billion, or $5.06 per diluted share, compared with net sales of $21.167 billion and net income of $3.111 billion, or $3.98 per diluted share. Excluding these items, the Company still achieved strong underlying operating performance, helped by the combination of an 8.3% increase in net sales, including core local-currency sales growth of 5.6% (which excludes the impact of businesses acquired in the last 12 months).

In 2006, the gain on sale, net of restructuring and other items, increased operating income by $523 million and net income by $438 million, or $0.57 per diluted share. 2006 included net benefits from gains related to the sale of certain portions of 3M’s branded pharmaceuticals business ($1.074 billion pre-tax, $674 million after-tax) and favorable income tax adjustments ($149 million), which were partially offset by restructuring actions ($403 million pre-tax, $257 million after-tax), acquired in-process research and development expenses ($95 million pre-tax and after-tax), settlement costs of a previously disclosed antitrust class action ($40 million pre-tax, $25 million after-tax), and environmental obligations related to the pharmaceuticals business ($13 million pre-tax, $8 million after-tax). These items are discussed in more detail in Note 2 (Acquisitions and Divestitures), Note 4 (2006 Restructuring Actions), Note 8 (Income Taxes), and Note 13 (Commitments and Contingencies).

In 2005, 3M adopted Financial Accounting Standards Board Interpretation (FASB) No. 47, “Accounting for Conditional Asset Retirement Obligations,” and repatriated approximately $1.7 billion of foreign earnings to the United States pursuant to the provisions of the American Jobs Creation Act of 2004 (refer to Note 1 and Note 8 for more detail). Combined, these two items reduced net income by $110 million in 2005.

The following table contains sales and operating income results by business segment for the years ended December 31, 2006 and 2005. Refer to the Performance by Business Segment section for discussion of the net impact of the gain on sale, restructuring and other items that increased Health Care operating income, but which reduced most of the other business segments’ operating income.

	2006			2005			2006 vs. 2005 % change
	Net	% of	Oper.	Net	% of	Oper.	Net	Oper.
(Dollars in millions)	Sales	Total	Income	Sales	Total	Income	Sales	Income
Business Segments
Industrial and Transportation	$6,754	29.5%	$1,343	$6,144	29.0%	$1,211	9.9%	10.9%
Health Care	4,011	17.5%	1,845	3,760	17.8%	1,114	6.7%	65.6%
Display and Graphics	3,765	16.4%	1,062	3,511	16.6%	1,162	7.2%	(8.6)%
Consumer and Office	3,238	14.1%	579	3,033	14.3%	561	6.8%	3.2%
Safety, Security and Protection Services	2,621	11.4%	575	2,292	10.8%	537	14.4%	7.0%
Electro and Communications	2,483	10.8%	438	2,333	11.0%	447	6.4%	(2.1)%
Corporate and Unallocated	51	0.3%	(146)	94	0.5%	(178)

Total Company	$22,923	100%	$5,696	$21,167	100%	$4,854	8.3%	17.3%

3M’s sales performance in 2006 was broad-based, with all six business segments contributing to positive local-currency sales growth. Sales growth in the Industrial and Transportation segment was led by industrial adhesives and tapes, along with the automotive aftermarket business. Acquisitions, primarily CUNO, added 4.6% to Industrial and Transportation sales growth. Sales growth in Health Care was led by 3M’s core medical and dental businesses. Display and Graphics sales growth was led by display enhancement films used in flat-panel devices and strong growth in the commercial graphics business. Sales growth in the Consumer and Office segment was broad-based across the many channels 3M serves, most notably in the mass-market consumer and home improvement retail channels. Sales growth in the Safety, Security and Protection Services segment was driven by continued strong demand for personal protection products and solutions, particularly respiratory protection products. Acquisitions, primarily Security Printing and Systems Limited, which was acquired in August 2006, added 4.0% to Safety, Security and Protection Services sales growth. For the Electro and Communications segment, sales growth was led by demand for 3M electronic products for semiconductor manufacturers, along with continued strong growth in electrical products for insulating, testing and sensing. Refer to the Performance by Business Segment section for a more detailed discussion of the results of the respective segments.

Geographically, U.S. sales revenue increased 7.1%, Asia Pacific local-currency sales (which exclude translation impacts) increased 9.2%, European local-currency sales increased 8.3%, and the combined Latin America and Canada area local-currency sales increased 6.1%. Refer to the Performance by Geographic Area section for a more detailed discussion of the results for the respective areas.

Operating income improvement for the year, excluding the gain on the branded pharmaceuticals sale and restructuring and other items, was led by the Industrial and Transportation segment and the Safety, Security and Protection Services segment. Display and Graphics was hurt by sales price declines, a sales mix shift towards larger LCD displays, and operational challenges related to the Company’s new optical film manufacturing production line, which have since been resolved. The Display and Graphics segment and Electro and Communications segment were impacted the most by business-specific restructuring actions (Note 4 and business segment discussion). 3M’s operating income margins remained at healthy levels, even after adjusting for net gains related to the branded pharmaceuticals sale, restructuring and other items.

For the year 2006, the Company utilized $3.7 billion of cash to repurchase 3M common stock and pay dividends. In August 2006, 3M’s Board of Directors authorized an additional $1 billion in share repurchases of the Company’s stock, raising the total authorization to $3 billion between February 13, 2006 and February 28, 2007. As of December 31, 2006, $748 million remained available for repurchases. In February 2007, 3M’s Board authorized a dividend increase of 4.3% to 48 cents per share, equivalent to an annual dividend of $1.92 per share for 2007, marking the 49th consecutive year of dividend increases, and also approved a $7 billion two-year share repurchase authorization for the period from February 12, 2007 to February 28, 2009. 3M’s debt to total capital ratio (total capital defined as debt plus equity) as of December 31, 2006 was 26%. 3M has an AA credit rating from Standard & Poor’s and an Aa1 credit rating from Moody’s Investors Service.

In 2006, the Company experienced price increases affecting metals, wood pulp and oil-derived raw materials. During the fourth quarter of 2006 total market demand for metals and oil-derived raw materials began to soften and the Company is therefore pursuing price reductions for those commodities. The Company to date is receiving sufficient quantities of all raw materials to meet its reasonably foreseeable production requirements, but it is impossible to predict future shortages of raw materials or the impact any such shortages would have. 3M manages commodity price risks through negotiated supply contracts, price protection agreements and forward physical contracts. Fluctuations in foreign currency exchange rates also impact results, although the Company minimizes this effect through hedging about half of this impact. 3M continued, as it has for many years, to incur expenses (insured and uninsured) in managing its litigation and environmental contingencies.

The sale of the pharmaceuticals business is not presented as a discontinued operation due to the extent of the projected continuing cash flows from our contractual supply relationship with the buyers in relation to those of the business that was sold. Therefore, it will create both a sales and profitability comparability issue beginning with first quarter 2007 results. Annual sales in 2006 for pharmaceuticals were $774 million, and reported operating income was $1.039 billion, including net gains of $783 million as discussed in the “Pharmaceuticals Business” discussion that follows. Sales growth in 2007 will be negatively impacted as these pharmaceutical sales are in the base 2006 period. 3M’s Drug Delivery Systems Division will be a source of supply to the acquiring companies, with expected annual revenues of approximately $100 million from the various arrangements with the three buyers. Such outsourcing arrangements involve a lower profitability than the other product and service offerings of most of our existing Health Care businesses.

3M restructured many areas in parallel with divesting the global branded pharmaceuticals business. The great majority of those costs will not be eliminated until late in the first quarter or early in the second quarter of 2007. Earnings growth is expected to be slowest in the first quarter of 2007 due to these continued expenses and the strong comparable first quarter in 2006. 3M expects earnings to improve somewhat in the second quarter of 2007, and accelerate more into the second half of the year.

Beginning in 2007, the Company is modifying its long-term and short-term incentive compensation programs to align employee and shareholder interests more closely. The Company’s short-term incentive compensation plan is moving away from its quarterly year-over-year focused profit sharing plan toward an annual bonus plan with payouts tied principally to performance measured by the operating plan. The Company is also reducing the number of traditional stock options granted under its long-term incentive compensation plan by reducing the number of employees eligible to receive annual grants and by shifting a portion of the annual grant away from traditional stock options primarily to restricted stock units. These changes will reduce the annual dilution impact from 1.5% of total outstanding common stock to about 1%. However, associated with the reduction in the number of eligible employees, the Company decided to provide a one-time “buyout” grant to the impacted employees, which will result in increased stock-based compensation expense in 2007. In addition, 3M’s change in the vesting period for stock options from one to three years starting with the May 2005 grant also results in higher expense in 2007 compared with 2006. Stock-based compensation expense is expected to total $0.21 per diluted share in 2007, compared with $0.17 per diluted share in 2006.

The preceding forward-looking statements involve risks and uncertainties that could cause results to differ materially from those projected (refer to the forward-looking statements section in Item 7 and the risk factors provided in Item 1A for discussion of these risks and uncertainties).

As discussed in Note 1, effective January 1, 2006, 3M adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), which required 3M to expense stock-based compensation. The Company adopted SFAS No. 123R using the modified retrospective method. Effective January 1, 2006, all prior periods were revised to give effect to the fair-value-based method of accounting for awards granted in fiscal years beginning on or after January 1, 1995. Stock-based compensation expense for the years ended December 31, 2006, 2005 and 2004 is summarized by business segment in the table that follows.

Stock-based compensation expense	Year ended
	December 31,
(Dollars in millions)	2006	2005	2004

Industrial and Transportation	$51	$47	$74
Health Care	42	35	58
Display and Graphics	27	19	34
Consumer and Office	24	21	34
Safety, Security and Protection Services	21	16	26
Electro and Communications	20	17	26
Corporate and Unallocated	15	—	—
Total Company	$200	$155	$252

The $45 million increase in stock option expense in 2006, compared with 2005, is primarily due to two reasons. First, effective January 1, 2006, accounting rules required the acceleration of stock-based compensation expense recognition to when an employee is eligible to retire, instead of over the entire vesting period for these retirement-eligible employees, resulting in recognition of approximately 25 percent of the expense in the month of grant (second quarter for 3M’s annual stock option grant). Second, 3M changed its vesting period from one to three years starting with the May 2005 grant. The third and fourth quarters of 2006 include expense from both the 2005 and 2006 stock option grants, while the third and fourth quarters of 2005 only include expense from the 2005 stock option grant. The decrease in the 2005 expense, compared with 2004, is primarily due to the change in 3M’s option vesting period.

INDEX TO MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

Reference (pages)
Item 7
Results of operations	15
Performance by business segment	18
Performance by geographic area	25
Critical accounting estimates	26
New accounting pronouncements	27
Financial condition and liquidity	28
Financial instruments	32
Forward-looking statements	33
Item 7A
Quantitative and qualitative disclosures about market risk	33

RESULTS OF OPERATIONS

Net Sales:

	2006			2005
	Worldwide	U.S.	International	Worldwide	U.S.	International
Net sales (millions)	$22,923	$8,853	$14,070	$21,167	$8,267	$12,900
Components of net sales change:
Volume — core	6.1%	3.1%	8.0%	3.5%	1.0%	5.1%
Volume — acquisitions	2.1	2.6	1.9	1.0	1.4	0.7
Volume — total	8.2	5.7	9.9	4.5	2.4	5.8
Price	(0.5)	1.4	(1.8)	0.6	2.5	(0.7)
Local currency	7.7	7.1	8.1	5.1	4.9	5.1
Translation	0.6	—	1.0	0.7	—	1.2
Total	8.3%	7.1%	9.1%	5.8%	4.9%	6.3%

In 2006, local-currency sales growth of 7.7% was broad-based. All business segments made positive contributions to local-currency sales growth and have done so for three consecutive years. Acquisitions increased 2006 sales by 2.1%, driven by the August 2005 acquisition of CUNO and the August 2006 acquisition of Security Printing and Systems Limited. Refer to both the “Performance by Business Segment” and “Performance by Geographic Area” sections for additional discussion of sales change.

Operating Expenses:

				2006	2005
				versus	versus
(Percent of net sales)	2006	2005	2004	2005	2004
Cost of sales	51.1%	49.2%	50.0%	1.9%	(0.8)%
Selling, general and administrative expenses	22.1	21.9	22.2	0.2	(0.3)
Research, development and related expenses	6.6	6.0	6.2	0.6	(0.2)
Gain on sale of pharmaceuticals business	(4.6)	—	—	(4.6)	—
Operating income	24.8%	22.9%	21.6%	1.9%	1.3%

The dollar impact of stock-based compensation by major caption for the consolidated statement of income is provided in Note 1. As discussed in the preceding overview section, the gain on sale, restructuring and other items benefited 2006 operating income by $523 million, or 2.2% of net sales. The following table summarizes these impacts by operating expense category. Additional details on restructuring actions are in Note 4. Items included in the “Other” category of the table are acquired in-process research and development expenses ($95 million), settlement costs of a previously disclosed antitrust class action ($40 million), and environmental obligations related to the pharmaceuticals business ($13 million). Refer to Note 2 and Note 13 for additional details on these items.

	2006 Restructuring and Other Summary
	Pharma- ceuticals	Overhead	Business	Total restruc-	Gain on sale of pharma-
	restructuring	reduction	specific	turing	ceuticals
(Millions)	actions	actions	actions	actions	business	Other	Total
Cost of sales	$32	$24	$74	$130	$—	$13	$143
Selling, general and administrative expenses	66	81	51	198	—	40	238
Research, development and related expenses	68	7	—	75	—	95	170
Gain on sale of pharmaceuticals business	—	—	—	—	(1,074)	—	(1,074)
Total operating income penalty (benefit)	$166	$112	$125	$403	$(1,074)	$148	$(523)

Cost of Sales:

Cost of sales increased 1.9 percentage points in 2006. Approximately 1.2 percentage points of this increase related to numerous items, such as higher raw material costs, slightly lower selling prices, and higher costs associated with scaling up additional manufacturing capacity. In addition, there were supply chain inefficiencies caused by capacity-constraints. Finally, we accelerated the pace of acquisitions in 2006, which increased cost of sales slightly for the year. After these acquisitions are integrated and begin meaningful contributions to growth, we expect positive impacts. Broad-based sales volume growth and productivity gains helped offset some of this impact. Raw material costs increased approximately 3% for 2006, compared with 2005. Restructuring and other items also negatively impacted cost of sales by $143 million, or 0.7 percentage points. Cost of sales includes manufacturing, engineering and freight costs.

Cost of sales decreased 0.8 of a percentage point in 2005. Cost of sales as a percentage of net sales benefited from the combination of improved selling prices, favorable product mix, productivity gains, factory efficiency and sourcing, which helped offset the impact of higher raw material prices. Raw material costs increased approximately 6% for 2005, compared with 2004.

Selling, General and Administrative Expenses:

Selling, general and administrative (SG&A) expenses as a percentage of net sales increased 0.2 of a percentage point compared with the same period in 2005. In dollars, SG&A increased $435 million, with restructuring and other items increasing SG&A by $238 million, and other spending increasing SG&A by $197 million. 3M continues to invest in growth-oriented SG&A as sales and marketing costs increased faster than sales, while administrative expenses remained relatively flat in dollars, attributable in part to cost-control efforts.

Selling, general and administrative (SG&A) expenses as a percent of net sales decreased 0.3 of a percentage point when comparing 2005 with 2004, primarily due to lower stock-based compensation expense driven by the change in vesting period from one to three years (further discussed in Note 1). 3M continued to invest in growth programs and brand building throughout the portfolio as a means of stimulating growth. SG&A in the fourth quarter of 2005 was impacted by a pre-tax charge of approximately $30 million in connection with settlement agreements of one antitrust class action and two individual such actions, all involving direct purchasers of transparent tape.

Research, Development and Related Expenses:

Research, development and related expenses increased as a percent of sales by 0.6 of a percentage point, or $248 million, when comparing 2006 with 2005, while decreasing as a percent of sales by 0.2 of a percentage point when comparing 2005 to 2004. The 2006 spending included a $95 million in-process research and development charge (discussed in Note 2) and $75 million in restructuring actions (Note 4). Other spending increased approximately $78 million, representing an increase of approximately 6% compared with 2005, reflecting 3M’s continuing commitment to fund future growth for the Company.

Gain on Sale of Pharmaceuticals Business:

In December 2006, 3M completed the sale of its global branded pharmaceuticals businesses in the United States, Canada, and Latin America region and the Asia Pacific region, including Australia and South Africa. 3M received proceeds of $1.209 billion for these transactions and recognized a pre-tax gain on sale of $1.074 billion. In January 2007, 3M completed the sale of its global branded pharmaceuticals business in Europe to Meda AB for $817 million.

This transaction will be reflected in 3M’s financial statements for the period ending March 31, 2007. For more detail, refer to Note 2.

Operating Income:

3M uses operating income as one of its primary business segment performance measurement tools. Operating income in 2006 was 24.8% of sales, up from 22.9% of sales in 2005 and 21.6% of sales in 2004. Operating income in 2006 included the gain on sale, restructuring and other items that benefited operating income by $523 million, or 2.2% of net sales.

Interest Expense and Income:

(Millions)	2006	2005	2004
Interest expense	$122	$82	$69
Interest income	(51)	(56)	(46)
Total	$71	$26	$23

Interest Expense: Interest expense increased in 2006 compared with 2005, primarily related to increased short-term debt levels and higher interest rates. Interest expense increased in 2005 compared with 2004, primarily due to higher interest rates.

Interest Income: Interest income was lower in 2006, with lower average cash balances partially offset by higher interest rates. Interest income was higher in 2005, benefiting primarily from higher interest rates.

Provision for Income Taxes:

(Percent of pre-tax income)	2006	2005	2004
Effective tax rate	30.6%	33.7%	32.5%

The tax rate for 2006 was 30.6%, compared with 33.7% in 2005. In 2005, the Company repatriated approximately $1.7 billion of foreign earnings under the American Jobs Creation Act of 2004 (Jobs Act). Refer to the following paragraph for additional discussion. No similar repatriation occurred in 2006 since this Jobs Act provision only applied to 2005. As a result, the Company’s tax rate decreased by 1.6% in 2006. In addition, the Company’s tax rate was reduced by 1.5% as a result of a number of items (both positive and negative), including adjustments to its reserves for tax contingencies, the sale of its pharmaceutical business and book/tax differences on the write-off of in-process research and development related to the Brontes Technologies Inc. (Brontes) acquisition. Refer to Note 2 and Note 8 for additional information.

The effective tax rate for 2005 was 33.7%, compared with 32.5% in 2004. During 2005, 3M completed its evaluation of the repatriation provision of the American Jobs Creation Act of 2004 (Jobs Act) and repatriated approximately $1.7 billion of foreign earnings in the United States pursuant to its provisions. The Jobs Act provided 3M the opportunity to tax-effectively repatriate foreign earnings for U.S. qualifying investments specified by 3M’s domestic reinvestment plan. As a consequence, in the second quarter of 2005, 3M recorded a tax expense of $75 million, net of available foreign tax credits, which negatively impacted the 2005 effective worldwide tax rate by 1.6%. A half-point tax rate reduction, compared with 2004, was primarily attributable to a combination of the effects of the Medicare Modernization Act and the domestic manufacturer’s deduction, which was a part of the Jobs Act.

Minority Interest:

(Millions)	2006	2005	2004
Minority interest	$51	$55	$62

Minority interest expense eliminates the income or loss attributable to non-3M ownership interests in 3M consolidated entities. 3M’s most significant consolidated entity with non-3M ownership interests is Sumitomo 3M Limited in Japan (3M owns 75% of Sumitomo 3M Limited). The decrease in 2006 related primarily to foreign currency translation effects which reduced Sumitomo 3M Limited’s operating income as reported in U.S. dollars, as the U.S. dollar strengthened significantly against the Japanese yen, compared with 2005. The decrease in 2005 related primarily to lower net income in Sumitomo 3M.

Cumulative Effect of Accounting Change:

As of December 31, 2005, the Company adopted FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47). This accounting standard applies to the fair value of a liability for an asset retirement obligation associated with the retirement of tangible long-lived assets and where the liability can be reasonably estimated. Conditional asset retirement obligations exist for certain of the Company’s long-term assets. The fair value of these obligations is recorded as liabilities on a discounted basis. Over time the liabilities are accreted for the change in the present value and the initial capitalized costs are depreciated over the useful lives of the related assets. The adoption of FIN 47 resulted in the recognition of an asset retirement obligation liability of $59 million at December 31, 2005 and an after-tax charge of $35 million for 2005, which was reflected as a cumulative change in accounting principle in the Consolidated Statement of Income. The pro forma effect of applying this guidance in all prior periods presented was determined not to be material. At December 31, 2006, the asset retirement obligation liability was $57 million.

Currency Effects:

3M estimates that year-on-year currency effects, including hedging impacts, increased net income by approximately $20 million in 2006, $115 million in 2005 and $181 million in 2004. This estimate includes the effect of translating profits from local currencies into U.S. dollars; the impact of currency fluctuations on the transfer of goods between 3M operations in the United States and abroad; and transaction gains and losses, including derivative instruments designed to reduce foreign currency exchange rate risks. 3M estimates that year-on-year derivative and other transaction gains and losses had an immaterial impact on net income in 2006 and increased net income by approximately $50 million in 2005 and $48 million in 2004.

PERFORMANCE BY BUSINESS SEGMENT

Disclosures relating to 3M’s business segments are provided in Item 1, Business Segments. Financial information and other disclosures are provided in the Notes to the Consolidated Financial Statements. The reportable segments are the Health Care segment, Industrial and Transportation segment, Display and Graphics segment, Consumer and Office segment, Safety, Security and Protection Services segment, and Electro and Communications segment. Information related to 3M’s business segments is presented in the tables that follow. Local-currency sales (which include both core and acquisition volume impacts, plus price impacts) are provided for each segment. The translation impact and total sales change are also provided for each segment.

As discussed in the preceding overview section, the gain on sale, restructuring and other items benefited 2006 operating income by $523 million, or 2.2% of net sales. The following table summarizes these impacts by business segment. Additional details on restructuring actions are in Note 4. Items included in the “Other” category of the table are acquired in-process research and development expenses ($95 million), settlement costs of a previously disclosed antitrust class action ($40 million), and environmental obligations related to the pharmaceuticals business ($13 million). Refer to Note 2 and Note 13 for additional details on these items.

	2006 Restructuring and Other Summary
	Pharma- ceuticals	Overhead	Busi- ness-	Total restruc-	Gain on sale of pharma-
	restructuring	reduction	specific	turing	ceuticals
(Millions)	actions	actions	actions	actions	business	Other	Total
Industrial and Transportation	$—	$—	$15	$15	$—	$—	$15
Health Care:
Gain on sale of pharmaceuticals business	—	—	—	—	(1,074)	—	(1,074)
Restructuring actions and other	166	112	15	293	—	108	401
Display and Graphics	—	—	39	39	—	—	39
Consumer and Office	—	—	—	—	—	—	—
Safety, Security and Protection Services	—	—	10	10	—	—	10
Electro and Communications	—	—	46	46	—	—	46
Corporate and Unallocated	—	—	—	—	—	40	40
Total operating income penalty (benefit)	$166	$112	$125	$403	$(1,074)	$148	$(523)

Industrial and Transportation Business (29.5% of consolidated sales):

	2006	2005	2004
Sales (millions)	$6,754	$6,144	$5,711
Sales change analysis:
Local currency (volume and price)	9.1%	6.5%	7.2%
Translation	0.8	1.1	4.1
Total sales change	9.9%	7.6%	11.3%

Operating income (millions)	$1,343	$1,211	$1,050
Percent change	10.9%	15.4%	27.6%
Percent of sales	19.9%	19.7%	18.4%

The Industrial and Transportation segment serves a broad range of markets, such as appliance, paper and packaging, food and beverage, personal care and automotive. Industrial and Transportation products include tapes, a wide variety of coated and non-woven abrasives, adhesives, specialty materials, supply chain execution software solutions, closures for disposable diapers, and components and products that are used in the manufacture, repair and maintenance of automotive, marine, aircraft and specialty vehicles. The August 2005 acquisition of CUNO adds a comprehensive line of filtration products for the separation, clarification and purification of fluids and gases.

In 2006, local-currency sales grew 9.1%, including 4.6% growth from acquisitions, primarily related to the August 2005 acquisition of CUNO. Since CUNO was acquired in early August 2005 and is thus considered part of organic growth effective in August 2006, the acquisition benefit reflected in 2006 only reflects the months from January 2006 through July 2006. The industrial adhesives and tapes business, along with the automotive aftermarket business, which sells products to body shops for vehicle repairs, led organic sales growth in 2006. 3M also posted good sales growth in its abrasives business and its energy and advanced materials business. Growth in the automotive OEM business continues to be impacted by softness in the U.S. domestic automotive industry as new car builds continue to remain soft. Geographically, local-currency sales growth in dollars was strongest in the Asia Pacific and Europe areas. Operating income increased 10.9% to $1.343 billion in 2006. Operating income included $15 million in restructuring expenses, primarily comprised of asset impairments and severance and related benefits, which negatively impacted operating income growth by 1.2%.

In 2005, Industrial and Transportation local-currency sales grew 6.5%. The August 2005 CUNO acquisition, whose results are included in Industrial and Transportation, added 3.1% of growth in 2005. In addition, growth was led by the adhesives, tapes, and abrasives businesses. 3M continued to selectively raise selling prices to offset commodity raw material price pressures. 3M sales growth also benefited from customer-focused new products and productivity solutions driving results. One of these new products is 3M™ Paint Replacement Film, which is an alternative to using paint around car and truck windows. In the automotive aftermarket area, the 3M™ Paint Preparation System shortens paint changeover and cleanup time while also reducing the use of solvents for cleaning paint guns. Sales growth in transportation was led by businesses that serve the automotive OEMs and auto body repair shops, despite challenges in the U.S. OEM Big-3 automotive market along with lower levels of distribution buy-in (due to cash flow trade-offs by customers in the automotive aftermarket business). The strength of the Industrial and Transportation businesses helped overcome the sales growth challenges of the personal care business. Personal care, which is 3M’s diaper tape business, has experienced significant raw material price increases in some product lines over the past year, and 3M has elected to drive profits at the expense of volume in this business. Industrial and Transportation continues to demonstrate strong operational discipline, as operating income grew 15.4% in 2005.

In March 2005, 3M’s automotive business completed the purchase of 19% of TI&M Beteiligungsgesellschaft mbH (TI&M), the parent company of I&T Innovation Technology Entwicklungsund Holding Aktiengesellschaft (I&T), a maker of flat flexible cable and circuitry founded in Austria in 1999. 3M and I&T intended to collaborate to deliver flat flexible wiring systems for automotive interior applications to the global automotive market. The purchase price of approximately $55 million is reported in 2005 as “Investments” in the Consolidated Balance Sheet and as “Purchases of marketable securities and investments” in the Consolidated Statement of Cash Flows. Due to its distribution involvement and voting rights, the Company is using equity method accounting for its investment in TI&M. I&T filed a petition for bankruptcy protection in 2006. As part of its agreement to purchase the shares of TI&M, the Company was granted a put option, which gave the Company the right to sell back its entire ownership interest in TI&M to the other investors from whom 3M acquired its 19% interest. The put option became exercisable January 1, 2007. The Company exercised the put option and has recovered approximately half of its investment from one of the other investors. The other two TI&M investors have filed a bankruptcy petition in Austria. The Company is in the process of seeking to collect the balance of its investment.

Health Care Business (17.5% of consolidated sales):

	2006	2005	2004
Sales (millions)	$4,011	$3,760	$3,596
Sales change analysis:
Local currency (volume and price)	6.0%	4.2%	0.6%
Translation	0.7	0.4	4.2
Total sales change	6.7%	4.6%	4.8%

Operating income (millions)	$1,845	$1,114	$973
Percent change	65.6%	14.6%	7.2%
Percent of sales	46.0%	29.6%	27.0%

The Health Care segment serves markets that include medical, surgical, pharmaceutical, dental and orthodontic, and health information systems. Products provided to these and other markets include medical and surgical supplies, skin health and infection prevention products, pharmaceuticals, drug delivery systems, dental and orthodontic products, health information systems and microbiology products. As discussed below, the global branded pharmaceuticals business was sold in December 2006 and January 2007.

In total, the combination of the following items positively impacted total year 2006 Health Care operating income by $673 million, primarily in the fourth quarter of 2006. As discussed in Note 2, in early December 2006, the Company sold its branded pharmaceuticals business in the Asia Pacific region, including Australia and South Africa. The Company also sold its branded pharmaceuticals business in the United States, Canada and Latin America in late December 2006. The operating income gain related to this sale, which is included in Health Care, totaled $1.074 billion. In addition, as discussed in Note 4, the Health Care segment for the year 2006 included $293 million in restructuring costs, primarily employee-related severance and benefit costs. Of the $293 million, $166 million was related to the pharmaceuticals business and $15 million related to Health Care severance and other costs. In addition, $112 million of severance and benefit costs were recorded in the fourth quarter of 2006 related to worldwide staff overhead reduction actions taken to streamline the Company’s cost structure in response to the sale of 3M’s branded pharmaceuticals business. The Health Care business is being charged with these overhead costs until such overhead costs are reduced to zero through various restructuring actions. These costs will reduce cash flows in 2007 when the related severance is paid. Health Care also included $95 million of expensed in-process research and development costs related to the Brontes acquisition and $13 million in environmental reserves related to the pharmaceuticals business.

In 2006, Health Care sales were $4.011 billion. Organic local-currency growth was 5.3%, with acquisitions adding an additional 0.7% of growth. Local-currency growth was led by the medical supplies and dental businesses. 3M’s pharmaceutical business was approximately 19% of Health Care sales in 2006. Pharmaceutical local-currency sales declined 3.5% in 2006, while the remaining businesses’ 2006 local-currency sales growth increased 8.5%. Geographically, Health Care’s local-currency sales growth in dollars was strongest in the United States, Europe and Asia Pacific areas. Operating income for 2006 was up 65.6%, impacted by the gain on sale of our branded pharmaceuticals business, restructuring impacts and other items as discussed in the preceding paragraph, which positively impacted operating income growth by 60.4%.

In 2005, Health Care reported local-currency sales growth of 4.2%. 3M’s core medical and dental businesses and health information systems businesses experienced local-currency sales growth of approximately 6%. The strength of these businesses helped overcome the sales growth challenges of the pharmaceutical business. Sales of certain products within 3M’s pharmaceuticals business, primarily comprised of prescription drugs for inhalation, women’s health, and cardiovascular conditions, declined due to price pressure in Europe and decreased demand for some of these older products. Health Care continued to focus on operational efficiency, which helped drive a 14.6% increase in operating income in 2005.

Looking ahead, as discussed in the preceding “Overview” section, the sale of our branded pharmaceuticals business will impact both sales growth and operating income margins in Health Care and the total company in 2007. Sales growth in 2007 will be negatively impacted as significant pharmaceuticals sales will be in the base 2006 period. In addition, Health Care operating income is expected to decline in 2007 by approximately 2 percentage points year-on-year, negatively impacted by this sale. As a result, 3M believes the following disaggregated information for 3M Health Care’s remaining businesses (after the sale of pharmaceuticals) and for pharmaceuticals on a stand-alone basis provides useful information.

Health Care Business without Pharmaceuticals:

	2006	2005	2004
Sales (millions)	$3,237	$2,963	$2,803
Sales change analysis:
Local currency (volume and price)	8.5%	5.3%	2.9%
Translation	0.7	0.4	4.2
Total sales change	9.2%	5.7%	7.1%

Operating income (millions)	$806	$888	$779
Percent change	(9.1)%	14.0%	12.8%
Percent of sales	24.9%	30.0%	27.8%

The following discussion provides information on 3M Health Care’s remaining businesses (after the sale of pharmaceuticals).

In total, the combination of the following items negatively impacted 2006 fourth quarter and total year operating income by $110 million. Health Care without pharmaceuticals included $95 million of expensed in-process research and development costs related to the Brontes acquisition. Business-specific restructuring actions totaled $15 million, primarily comprised of severance and related benefits plus asset impairments.

In 2006, sales were $3.237 billion. Organic local-currency growth was 7.4%, with acquisitions adding an additional 1.1% of growth. Local-currency growth was led by the medical supplies and dental businesses. Geographically, local-currency sales growth in dollars was strongest in the United States, Europe and Asia Pacific areas. Operating income for 2006 decreased 9.1%, impacted by restructuring impacts and other items as discussed in the preceding paragraph, which negatively impacted operating income growth by 12.4%.

In 2005, local-currency sales growth was 5.3%, led by 3M’s medical, dental and health information systems businesses. Operational efficiency helped drive a 14.0% increase in operating income in 2005.

Pharmaceuticals Business:

	2006	2005	2004
Sales (millions)	$774	$797	$793
Sales change analysis:
Local currency (volume and price)	(3.5)%	0.3%	(6.7)%
Translation	0.6	0.3	4.3
Total sales change	(2.9)%	0.6%	(2.4)%

Operating income (millions)	$1,039	$226	$194
Percent change	N/A	16.6%	(10.5)%
Percent of sales	N/A	28.4%	24.5%

In total, the combination of the following items positively impacted total year 2006 pharmaceuticals operating income by $783 million, primarily in the fourth quarter of 2006. As discussed in Note 2, in early December 2006, the Company sold its branded pharmaceuticals business in the Asia Pacific region, including Australia and South Africa. The Company also sold its branded pharmaceuticals business in the United States, Canada and Latin America in late December 2006. The operating income gain related to these transactions, which is included in pharmaceuticals, totaled $1.074 billion. As discussed in Note 4, $112 million of severance and benefit costs were recorded in the fourth quarter of 2006 related to worldwide staff overhead reduction actions taken to streamline the Company’s cost structure in response to the sale of 3M’s branded pharmaceuticals business. As also discussed in Note 4, the pharmaceuticals business for total year 2006 included $97 million in employee-related severance and benefits and $69 million of asset impairments and other expenses. In addition, an environmental reserve of $13 million was recognized related to the pharmaceuticals business.

In 2006, pharmaceuticals sales totaled $774 million, a local-currency sales decrease of 3.5%. The early December 2006 sale of the branded pharmaceuticals business in the Asia Pacific region negatively impacted total year 2006 sales by approximately 0.6%. In 2005, local currency sales increased slightly. Given the relatively flat sales, operating income dollars and margins have remained at a healthy level, even after considering the impact of net gains related to the sale of branded pharmaceuticals in 2006.

Display and Graphics Business (16.4% of consolidated sales):

	2006	2005	2004
Sales (millions)	$3,765	$3,511	$3,346
Sales change analysis:
Local currency (volume and price)	6.9%	4.7%	12.4%
Translation	0.3	0.2	4.7
Total sales change	7.2%	4.9%	17.1%

Operating income (millions)	$1,062	$1,162	$1,115
Percent change	(8.6)%	4.2%	28.8%
Percent of sales	28.2%	33.1%	33.3%

The Display and Graphics segment serves markets that include electronic display, touch screen, traffic safety and commercial graphics. This segment includes optical film and lens solutions for electronic displays; touch screens and touch monitors; computer screen filters; reflective sheeting for transportation safety; and commercial graphics systems. The optical film business provides films that serve numerous market segments of the display lighting industry. 3M provides distinct products for five market segments, including products for: 1) LCD computer monitors, 2) LCD televisions, 3) hand-held devices such as cellular phones, 4) notebook PCs and 5) automotive displays. The optical business includes a number of different products that are protected by various patents and groups of patents. The remaining lifetimes of such patents, as well as patents protecting future products, range from less than a few years to more than 15 years. These patents provide varying measures of exclusivity to 3M for a number of such products. 3M’s proprietary manufacturing technology and know-how also provide a competitive advantage to 3M independent of such patents.

In 2006, the Display and Graphics business posted local-currency sales growth of 6.9%. Optical film sales volumes increased at double-digit rates in 2006. 3M saw an acceleration in the LCD industry due to strong consumer demand for LCD TV’s, which drove record sales of 3M’s proprietary optical films, despite ongoing downward pricing pressure in these consumer electronic applications. Commercial Graphics, a supplier of large-format graphics solutions that cut across a range of industries, delivered strong double-digit local-currency growth in 2006. Traffic Safety Systems also posted solid local-currency growth. Operating income declined by 8.6%. Operating income included $39 million in restructuring expenses, primarily comprised of asset impairments and severance and related benefits, which negatively impacted operating income growth by 3.4%. These asset impairments relate to decisions the Company made in the fourth quarter of 2006 to exit certain marginal product lines in the Touch Systems and Optical Systems businesses. In optical film, selling price declines, the sales mix shift towards larger LCD displays, and operational challenges related to the Company’s new optical film manufacturing production line penalized operating income in 2006.

In 2005, Display and Graphics local-currency sales grew 4.7%, impacted by many factors. The first half of 2005 was tempered by tough year-on-year optical film comparisons, while 3M’s traffic safety systems business awaited a new highway funding bill in the United States and the sluggish economies in Western Europe and Japan held back growth in the commercial graphics business. Growth rebounded in the second half of 2005 as a new U.S. highway funding bill was passed in July, the economies in Western Europe and Japan started to show some moderate growth and, as expected, 3M saw acceleration in demand for consumer electronics, especially flat-panel LCD televisions and a more normal LCD component inventory situation. This growth in the second half of 2005 drove record sales of 3M’s proprietary optical films and components despite growing pricing pressure. The continued decline in lens systems for the CRT rear projection television market negatively impacted Display and Graphics sales growth by approximately 3% in 2005 and negatively impacted operating income by approximately 7.5% in 2005.

Consumer and Office Business (14.1% of consolidated sales):

	2006	2005	2004
Sales (millions)	$3,238	$3,033	$2,901
Sales change analysis:
Local currency (volume and price)	6.1%	3.6%	7.1%
Translation	0.7	1.0	2.8
Total sales change	6.8%	4.6%	9.9%

Operating income (millions)	$579	$561	$514
Percent change	3.2%	9.1%	17.3%
Percent of sales	17.9%	18.5%	17.7%

The Consumer and Office segment serves markets that include consumer retail, office retail, education, and home improvement. Products provided to these and other markets include office supply products, stationery products, construction and home improvement products, home care products, protective material products (including consumer health care products such as bandages), and visual systems products.

In 2006, Consumer and Office local-currency sales growth of 6.1% was broad-based across the portfolio, led by the construction and home improvement division, which serves the do-it-yourself retail channel. 3M also posted very good sales growth in the mass retail channel. 3M continues to penetrate large key accounts, primarily in the United States, with an array of unique, highly functional products featuring customer-inspired designs. Operating income was $579 million, up 3.2% year on year. 3M experienced slower sales growth in the construction and home improvement market in the fourth quarter of 2006, impacted by a housing slowdown in the United States that is expected to continue into 2007. 3M’s visual systems business, which traditionally has offered analog overhead and electronic projectors and film, continued to experience a decline and reduced overall Consumer and Office sales growth by approximately 1% for the year.

In 2005, Consumer and Office local-currency sales increased 3.6%, with broad-based growth across the many channels 3M serves. Consumer and Office experienced solid local-currency sales growth in construction and home improvement, home care and in its protective materials businesses. In the fourth quarter of 2005, sales were up slightly in local-currency terms compared with the exceptional fourth quarter of 2004, when local-currency sales increased 8.3%, as several large retailers apparently increased their purchase rate level to meet their objectives. The continuing decline in 3M’s Visual Systems business impacted sales by approximately 2% for the year. Consumer and Office continues to drive success by combining unique functionality and customer-inspired design in new and mature products such as Scotch® Tape, Post-It® Notes, Filtrete™ Filters and O-Cel-O™ sponges. Operating income increased 9.1% in 2005.

Safety, Security and Protection Services Business (11.4% of consolidated sales):

	2006	2005	2004
Sales (millions)	$2,621	$2,292	$2,125
Sales change analysis:
Local currency (volume and price)	13.2%	6.9%	6.6%
Translation	1.2	1.0	3.6
Total sales change	14.4%	7.9%	10.2%

Operating income (millions)	$575	$537	$465
Percent change	7.0%	15.4%	11.9%
Percent of sales	21.9%	23.4%	21.9%

The Safety, Security and Protection Services segment serves a broad range of markets that strive to increase the safety, security and productivity of workers, facilities and systems. Major product offerings include personal protection products, safety and security products, energy control products, cleaning and protection products for commercial establishments, and roofing granules for asphalt shingles. In August 2006, 3M completed the acquisition of Security Printing and Systems Limited, a producer of finished, personalized passports and secure cards, which expands the 3M product line related to border and civil security solutions.

In 2006, local-currency growth in the Safety, Security and Protection Services business was up 13.2% to $2.621 billion. Growth in the business continues to be driven by strong global demand for personal safety products, especially respiratory protection. Acquisitions contributed 4.0% of growth, primarily due to the Security Printing and Systems Limited acquisition in August 2006. 3M continues to invest in additional respirator capacity, such as a new respirator manufacturing facility in Korea, which will serve the Asia Pacific region. 3M also posted outstanding growth in the corrosion protection division, a smaller but growing business, which supplies coatings for all types of commercial and industrial applications in a variety of industries. 3M’s roofing granules business experienced a challenging fourth quarter, with a sales decline of nearly 50%, resulting in sales in this business declining nearly 10% when comparing total year 2006 with 2005. Geographically, local-currency growth was positive across all regions of the world, led by Europe and the United States. Operating income increased 7.0% to $575 million in 2006. Operating income includes $10 million in restructuring expenses, primarily severance and related benefits, which negatively impacted operating income growth by 1.9%.

In 2005, Safety, Security and Protection Services local-currency sales growth was 6.9%, driven by broad-based growth across the business portfolio and geographies. The continued global threat posed by terrorism, natural disasters, SARS and Avian flu helped raise the awareness in the general public about the importance of personal protective equipment, especially respiratory protection for overall health. Sales growth was driven by continued strong global demand for personal protection products and solutions, particularly respiratory protection products, along with strong demand for cleaning and protection products for commercial buildings. Roofing granules for asphalt shingles also showed solid sales growth. Operating income improved 15.4% in 2005.

Electro and Communications Business (10.8% of consolidated sales):

	2006	2005	2004
Sales (millions)	$2,483	$2,333	$2,224
Sales change analysis:
Local currency (volume and price)	5.6%	4.2%	2.7%
Translation	0.8	0.7	3.1
Total sales change	6.4%	4.9%	5.8%

Operating income (millions)	$438	$447	$316
Percent change	(2.1)%	41.5%	18.6%
Percent of sales	17.6%	19.2%	14.2%

The Electro and Communications segment serves the electrical, electronics and communications industries, including electrical utilities; electrical construction, maintenance and repair; OEM electrical and electronics; computers and peripherals; consumer electronics; telecommunications central office, outside plant and enterprise; as well as aerospace, military, automotive and medical markets. This segment provides products that enable the efficient transmission of electrical power and speed the delivery of information and ideas. Products include electronic and interconnect solutions, microinterconnect systems, high-performance fluids, high-temperature and display tapes, telecommunications products and electrical products.

In 2006, the Electro and Communications business posted sales of $2.483 billion. Organic local-currency growth for 2006 of 4.2% was attributable to the electrical and electronics markets. Acquisitions contributed 1.4% to sales growth. 3M generated good top-line growth in its electrical markets division, which sells a number of insulating, testing and connecting products and solutions to both power utilities and manufacturing OEMs. 3M also continues to see good growth from its electronics markets business, driven by double-digit growth in its semi-conductor and assemblies business. Partially offsetting this was some sales softness in our U.S. communications markets business due to higher copper costs. Operating income declined by 2.1% to $438 million. Operating income includes $46 million in restructuring expenses, primarily comprised of asset impairments and severance and related benefits, which negatively impacted operating income growth by 10.3%. Operating margins continue to be impacted by rising raw material costs, specifically copper costs, in our electrical and telecommunications markets businesses.

In 2005, local-currency sales in Electro and Communications increased 4.2%, with improving end market conditions and success in developing new applications for existing products into new applications helping the business post its best local-currency growth since 2000. Local-currency growth accelerated in the second half of 2005, with local-currency growth in the fourth quarter of 2005 up 10.9%. Local-currency growth was led by demand for 3M electronic products from semiconductor manufacturers, along with continued strong growth in electrical products used for insulating, testing and sensing. This strong sales growth helped offset weakness in the electronic solutions and communications markets. Operating margins were 19.2% in 2005, with operating income increasing 41.5% in 2005.

PERFORMANCE BY GEOGRAPHIC AREA

Financial information related to 3M operations in various geographic areas is provided in Note 18. A summary of key information and discussion related to 3M’s geographic areas follow:

Geographic Area	2006			2006 vs. 2005 % Change
Net Sales and						Total
Operating Income		% of	Oper.	Local	Trans-	Sales	Oper.
(Dollars in millions)	Sales	Total	Income	Currency	lation	Change	Income
United States	$8,853	38.6%	$1,908	7.1%	—	7.1%	59.0%
Asia Pacific	6,251	27.3%	2,097	9.2%	(0.4)%	8.8%	0.6%
Europe, Middle East and Africa	5,726	25.0%	1,092	8.3%	1.4%	9.7%	3.3%
Latin America and Canada	2,080	9.1%	629	6.1%	4.4%	10.5%	22.7%
Other Unallocated	13	—	(30)
Total Company	$22,923	100%	$5,696	7.7%	0.6%	8.3%	17.3%

While 3M manages its businesses globally and believes its business segment results are the most relevant measure of performance, the Company also utilizes geographic area data as a secondary performance measure. Export sales are reported within the geographic area where the final sales to 3M customers are made. A portion of the products or components sold by 3M’s operations to its customers are exported by these customers to different geographic areas. As customers move their operations from one geographic area to another, 3M’s results will follow. Thus, net sales in a particular geographic area are not indicative of end-user consumption in that geographic area.

U.S. sales revenue increased 7.1%, as all six business segments contributed to this increase. Asia Pacific local-currency sales (which exclude translation impacts) increased 9.2%. All six business segments contributed to this increase in the Asia Pacific area, with optical film being the largest growth component. Sales in Japan totaled approximately $2 billion, with local-currency sales up 1.5% from 2005. European local-currency sales increased 8.3%, with good growth in Industrial and Transportation and Safety, Security and Protection Services. In the combined Latin America and Canada area, local-currency sales increases of 6.1% were led by Industrial and Transportation, Safety, Security and Protection Services and Consumer and Office. Foreign currency translation positively impacted the combined Latin America and Canada area sales by 4.4%, and the European area sales by 1.4%, as the U.S. dollar weakened against these currencies. Foreign currency translation had a minimal impact on Asia Pacific sales. For 2006, international operations represented 61.4% of 3M’s sales.

Since 3M sold its global branded pharmaceuticals business in December 2006 and January 2007, both sales growth and operating income will be negatively impacted in 2007. Sales in 2006 for pharmaceuticals totaled $332 million in the United States, $315 million in the Europe, Middle East and Africa area, $77 million in the Asia Pacific area, and $50 million in the Latin America and Canada area. The gain on sale, restructuring and other items in 2006, as discussed in the preceding overview section, increased worldwide operating income by $523 million, with the largest impact in the United States.

Geographic Area Supplemental Information

	Employees as of			Capital			Property, Plant and
(Millions, except	December 31			Spending			Equipment — net
employees)	2006	2005	2004	2006	2005	2004	2006	2005	2004

United States	34,553	33,033	32,648	$692	$532	$565	$3,382	$3,291	$3,290
Asia Pacific	12,487	11,574	10,439	252	228	182	959	865	810
Europe, Middle East
and Africa	17,416	16,722	16,574	134	120	143	1,162	1,076	1,288
Latin America and Canada	10,877	9,898	8,583	90	63	47	404	361	323
Total Company	75,333	71,227	68,244	$1,168	$943	$937	$5,907	$5,593	$5,711

Employment:

Employment increased by approximately 4,100 people since year-end 2005, partially due to acquisitions, with more than 750 people added by our three largest 2006 acquisitions alone. In addition, 3M has increased employees in faster-growing areas of the world, such as Brazil, India, Russia, China and Poland, where on a local-currency basis sales increased more than 20% in 2006. The increase in 2005 compared with 2004 of approximately 3,000 people was primarily attributable to the August 2005 acquisition of CUNO, which added approximately 2,300 employees. Employment increases at a manufacturing plant in Latin America also contributed to increases of approximately 600 people and 700 people in 2006 and 2005, respectively. Sales per employee in local currencies increased 7.7% in 2006, approximately 3% in 2005 and approximately 7% in 2004.

Capital Spending/Net Property, Plant and Equipment:

The bulk of 3M capital spending historically has been in the United States, resulting in higher net property, plant and equipment balances in the United States. The Company is striving to more closely align its manufacturing and sourcing with geographic market sales, and because more than 60% of sales are outside the United States, this would increase production outside the United States, helping to improve customer service and reduce working capital requirements.

Capital expenditures are expected to increase from this $1.168 billion in 2006 to $1.4 billion to $1.5 billion in 2007. The majority of this spending is aimed directly at accelerating top-line growth in many of our core businesses. 3M has about 15 significant plant construction projects under way, some adding to existing facilities and a few of the greenfield variety. Internationally, 3M is building respiratory protection capacity in Russia and Korea, medical products capacity in China, an LCD plant in Poland, abrasives and tape capacity in China and India, and chemical facilities in China, just to name a few. This is backed up by similar investments in the U.S.

CRITICAL ACCOUNTING ESTIMATES

Information regarding significant accounting policies is included in Note 1. As stated in Note 1, the preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

The Company believes its most critical accounting estimates relate to legal proceedings, the Company’s pension and postretirement obligations, and asset impairments. Senior management has discussed the development, selection and disclosure of its critical accounting estimates with the Audit Committee of 3M’s Board of Directors.

Legal Proceedings:

The categories of claims for which the Company has estimated its probable liability, the amount of its liability accruals, and the estimates of its related insurance receivables are critical accounting estimates related to legal proceedings. Please refer to the section entitled “Accrued Liabilities and Insurance Receivables Related to Legal Proceedings” (contained in “Legal Proceedings” in Note 13) for additional information about such estimates.

Pension and Postretirement Obligations:

3M has various company-sponsored retirement plans covering substantially all U.S. employees and many employees outside the United States. The Company accounts for its defined benefit pension and postretirement health care and life insurance benefit plans in accordance with Statement of Financial Accounting Standards (SFAS) No. 87, “Employers’ Accounting for Pensions,” SFAS No. 106, “Employer’s Accounting for Postretirement Benefits Other than Pensions,” in measuring plan assets and benefit obligations and in determining the amount of net periodic benefit cost, and SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Benefit Plans an amendment of FASB Statements No. 87, 88, 106 and 132(R),” which was issued in September 2006 and effective as of December 31, 2006. SFAS No. 158 requires employers to recognize the underfunded or overfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income, which is a component of stockholders’ equity. As a result of the implementation of SFAS No. 158, the Company recognized an after-tax decrease in accumulated other comprehensive income of $1.187 billion and $513 million for the U.S. and International pension benefit plans, respectively, and $218 million for the postretirement health care and life insurance benefit plan.

Pension benefits associated with these plans are generally based primarily on each participant’s years of service, compensation, and age at retirement or termination. Two critical assumptions, the discount rate and the expected return on plan assets, are important elements of expense and liability measurement. The assumed health care trend rate is the most significant postretirement health care assumption. See Note 11 for additional discussion of actuarial assumptions used in determining pension and postretirement health care liabilities and expenses.

The Company determines the discount rate used to measure plan liabilities as of the December 31 measurement date for the U.S. pension and postretirement benefit plans. The discount rate reflects the current rate at which the associated liabilities could be effectively settled at the end of the year. In estimating this rate, the Company looks at rates of return on fixed-income investments of similar duration to the liabilities in the plan that receive high, investment grade ratings by recognized ratings agencies. Using this methodology, the Company determined a discount rate of 5.75% to be appropriate as of December 31, 2006, which is an increase of 0.25 of a percentage point from the rate used as of December 31, 2005.

A significant element in determining the Company’s pension expense in accordance with SFAS No. 87 is the expected return on plan assets, which is based on historical results for similar allocations among asset classes. For the U.S. pension plan, the Company’s assumption for the expected return on plan assets was 8.75% for 2006 and will remain at 8.75% for 2007. Refer to Note 11 for information on how this rate is determined.

As of December 31, 2005, the Company converted to the RP (Retirement Plans) 2000 Mortality Table for calculating the year-end 2005 U.S. pension and postretirement obligations and 2006 expense. The impact of this change increased the year-end 2005 U.S. Projected Benefit Obligations for pension by $385 million, the year-end 2005 U.S. Accumulated Benefit Obligations for pension by $349 million and the 2005 U.S. Accumulated Postretirement Benefit Obligation by $93 million. This change also increased pension expenses for 2006 by $64 million and postretirement expenses by $17 million.

For the year ended December 31, 2006, the Company recognized total consolidated pre-tax pension expense (after settlements, curtailments and special termination benefits) of $347 million, up from $331 million in 2005. Pension expense (before settlements, curtailments and special termination benefits) is anticipated to decrease to approximately $174 million in 2007. For the pension plans, holding all other factors constant, an increase/decrease in the expected long-term rate of return on plan assets by 0.25 of a percentage point would decrease/increase U.S. 2007 pension expense by approximately $24 million for U.S. pension plans and approximately $9 million for international pension plans. Also, holding all other factors constant, an increase/decrease in the discount rate used to measure plan liabilities by 0.25 of a percentage point would decrease/increase 2006 pension expense by approximately $32 million for U.S. pension plans and approximately $17 million for international pension plans. See Note 11 for details of the impact of a one percentage point change in assumed health care trend rates on the postretirement health care benefit expense and obligation.

Asset Impairments:

3M net property, plant and equipment totaled $5.9 billion as of December 31, 2006. Management makes estimates and assumptions in preparing the consolidated financial statements for which actual results will emerge over long periods of time. This includes the recoverability of long-lived assets employed in the business, including assets of acquired businesses. These estimates and assumptions are closely monitored by management and periodically adjusted as circumstances warrant. For instance, expected asset lives may be shortened or an impairment recorded based on a change in the expected use of the asset or performance of the related business reporting unit. During the fourth quarter of 2006, the Company sold its branded pharmaceuticals business. In exiting this business, the Company incurred $61 million of asset impairments for this business as assets that were not sold with the transactions did not have future value to the Company. During the fourth quarter of 2006 the Company also decided to exit certain product lines, resulting in fixed and intangible asset impairment costs of $83 million. The fair value of the assets impacted by these product exits was determined based on discounted cash flows. See Note 4 for further details of the 2006 restructuring actions.

3M goodwill totaled approximately $4.1 billion as of December 31, 2006, which, based on impairment testing, is not impaired. Impairment testing for goodwill is done at a reporting unit level. Reporting units are one level below the business segment level, but can be combined when reporting units within the same segment have similar economic characteristics. The majority of goodwill relates to and is assigned directly to a specific reporting unit. An impairment loss generally would be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. The estimated fair value of a reporting unit is determined using earnings for the reporting unit multiplied by a price/earnings ratio for comparable industry groups, or by using a discounted cash flow analysis.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures. This Interpretation is effective as of January 1, 2007 and the cumulative effects, if any, of applying this Interpretation will be recorded as an adjustment to retained earnings as of January 1, 2007. The Company does not expect the adoption of FIN 48 to have a material impact on 3M’s consolidated results of operations or financial condition.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R).”  Refer to Note 11 for additional information concerning this standard.

Additional information regarding other accounting pronouncements is included in Note 1.

FINANCIAL CONDITION AND LIQUIDITY

The Company generates significant ongoing cash flow. Net debt increased slightly in 2006, primarily related to increased short-term debt supporting share repurchase activities and acquisitions. The increase in 2005 primarily related to the $1.36 billion CUNO acquisition.

At December 31
(Millions)	2006	2005	2004

Total Debt	$3,553	$2,381	$2,821
Less: Cash, cash equivalents and marketable securities	2,084	1,072	2,757
Net Debt	$1,469	$1,309	$64

Cash, cash equivalents and marketable securities at December 31, 2006, were higher compared with December 31, 2005, due to the significant pharmaceuticals sales proceeds received in December 2006. 3M believes its ongoing cash flows provide ample cash to fund expected investments and capital expenditures. The Company has an AA credit rating from Standard & Poor’s and an Aa1 credit rating from Moody’s Investors Service. The Company has sufficient access to capital markets to meet currently anticipated growth and acquisition investment funding needs. The Company does not utilize derivative instruments linked to the Company’s stock. However, the Company does have contingently convertible debt that, if conditions for conversion are met, is convertible into shares of 3M common stock (refer to Note 10 in this document).

The Company’s financial condition and liquidity are strong. Various assets and liabilities, including cash and short-term debt, can fluctuate significantly from month to month depending on short-term liquidity needs. Working capital (defined as current assets minus current liabilities) totaled $1.623 billion at December 31, 2006, compared with $1.877 billion at December 31, 2005. This decrease was primarily related to an increase in debt classified as short-term borrowings and current portion of long-term debt, partially offset by increases in cash and cash equivalents, short-term marketable securities, and inventories.

The Company uses various working capital measures that place emphasis and focus on certain working capital assets and liabilities. These measures are not defined under U.S. generally accepted accounting principles and may not be computed the same as similarly titled measures used by other companies. One of the primary working capital measures 3M uses is a combined index, which includes accounts receivables, inventory and accounts payable. This combined index (defined as quarterly net sales — fourth quarter at year-end — multiplied by four, divided by ending net accounts receivable plus inventory less accounts payable) was 5.4 at December 31, 2006, down from 5.7 at December 31, 2005. Receivables increased $264 million, or 9.3%, compared with December 31, 2005. Currency translation (due to the stronger U.S. dollar) increased accounts receivable by $113 million year-on-year. Inventories increased $439 million, or 20.3%, compared with December 31, 2005. Currency translation increased inventories by $92 million year-on-year. Accounts payable increased $146 million compared with December 31, 2005, with $53 million of this year-on-year increase related to currency translation.

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

Cash Flows from Operating Activities:

Years ended December 31
(Millions)	2006	2005	2004

Net income	$3,851	$3,111	$2,841
Depreciation and amortization	1,079	986	999
Company pension contributions	(348)	(654)	(591)
Company postretirement contributions	(37)	(134)	(168)
Company pension expense	347	331	325
Company postretirement expense	93	106	110
Stock-based compensation expense	200	155	252
Gain from sale of pharmaceuticals business	(1,074)	—	—
Income taxes (deferred and accrued income taxes)	(178)	402	326
Excess tax benefits from stock-based compensation	(60)	(54)	(54)
Accounts receivable	(103)	(184)	56
Inventories	(309)	(294)	7
Accounts payable	68	113	35
Product and other insurance receivables and claims	58	122	12
Other — net	252	198	78
Net cash provided by operating activities	$3,839	$4,204	$4,228

Cash flows from operating activities can fluctuate significantly from period to period, as pension funding decisions, tax timing differences and other items can significantly impact cash flows. In 2006, cash flows provided by operating activities decreased $365 million. This decrease was due in large part to an increase of approximately $600 million in tax payments in 2006 compared with 2005. The higher tax payments in 2006 primarily related to the Company’s repatriation of $1.7 billion of foreign earnings in the United States pursuant to the provisions of the American Jobs Creation Act of 2004. The category “Other-net” in the preceding table reflects changes in other asset and liability accounts, including outstanding liabilities at December 31, 2006, related to 3M’s restructuring actions (Note 4).

In 2005, cash flow was essentially flat when compared with 2004. Higher net income, higher accounts payable and increased insurance receivable collections were offset by accounts receivable increases, inventory increases and other items. Product and other insurance receivables and claims increased cash flow by $122 million in 2005, benefiting from the $148 million in insurance recoveries for the breast implant matter in 2005. The category “Other — net” in the preceding table reflects changes in other asset and liability accounts. For example, in 2005, this category includes the non-cash impact of adopting FIN 47 ($35 million cumulative effect of accounting change), increases in accrued liabilities (such as the $30 million increase in liability related to legal settlement agreements), and other items.

In the third quarter of 2006, the Company made discretionary contributions totaling $200 million to its U.S. qualified pension plan. In 2005, the Company made discretionary contributions totaling $500 million to its U.S. qualified pension plan, with $200 million contributed in the fourth quarter of 2005, and $300 million contributed in the third quarter of 2005. In the third quarter of 2004, the Company made a special pension contribution to 3M’s Japanese pension plan of $155 million and a discretionary contribution of $300 million to its U.S. qualified pension plan. Future contributions will depend on market conditions, interest rates and other factors. 3M believes its strong cash flow and balance sheet will allow it to fund future pension needs without compromising growth opportunities.

Cash Flows from Investing Activities:

Years ended December 31
(Millions)	2006	2005	2004
Purchases of property, plant and equipment (PP&E)	$(1,168)	$(943)	$(937)
Proceeds from sale of PP&E and other assets	49	41	69
Acquisitions, net of cash acquired	(888)	(1,293)	(73)
Proceeds from sale of pharmaceuticals business	1,209	—	—
Purchases and proceeds from sale or maturities of marketable securities and investments — net	(662)	(46)	3
Net cash used in investing activities	$(1,460)	$(2,241)	$(938)

Investments in property, plant and equipment enable growth in diverse markets, helping to meet product demand and increasing manufacturing efficiency. Capital expenditures were $1.168 billion in 2006, an increase of $225 million compared with 2005, as 3M invested in a number of growing and highly profitable businesses such as medical, respiratory protection, LCD films and others. The Company expects capital expenditures to total approximately $1.4 billion to $1.5 billion in 2007. Refer to the preceding “Capital Spending/Net Property, Plant and Equipment” section for more detail.

Refer to Note 2 for information on 2006, 2005 and 2004 acquisitions. Note 2 also provides information on the proceeds from the sale of the pharmaceuticals business. The Company is actively considering additional acquisitions, investments and strategic alliances, and from time to time may also divest certain businesses.

Purchases of marketable securities and investments and proceeds from sale (or maturities) of marketable securities and investments in 2006 and 2005 are primarily attributable to auction rate and asset-backed securities, which are classified as available-for-sale. 2006 includes purchases, net of sales and maturities, of $637 million for marketable securities. Prior to 2005, purchases of and proceeds from the sale of auction rate securities were classified as Cash and Cash Equivalents. At December 31, 2004, the amount of such securities taken as a whole was immaterial to Cash and Cash Equivalents, and accordingly was not reclassified for 2004 and prior. Purchases of investments in 2005 include the purchase of 19% of TI&M Beteiligungsgesellschaft mbH (discussed previously under the Industrial and Transportation business segment). The purchase price of approximately $55 million is reported as “Investments” in the Consolidated Balance Sheet and as “Purchases of marketable securities and investments” in the Consolidated Statement of Cash Flows. Additional purchases of investments include additional survivor benefit insurance and equity investments.

Cash Flows from Financing Activities:

Years ended December 31
(Millions)	2006	2005	2004

Change in short-term debt — net	$882	$(258)	$399
Repayment of debt (maturities greater than 90 days)	(440)	(656)	(868)
Proceeds from debt (maturities greater than 90 days)	693	429	358
Total change in debt	$1,135	$(485)	$(111)
Purchases of treasury stock	(2,351)	(2,377)	(1,791)
Reissuances of treasury stock	523	545	508
Dividends paid to stockholders	(1,376)	(1,286)	(1,125)
Excess tax benefits from stock-based compensation	60	54	54
Distributions to minority interests and other — net	(52)	(76)	(15)
Net cash used in financing activities	$(2,061)	$(3,625)	$(2,480)

Total debt at December 31, 2006, was $3.553 billion, up from $2.381 billion at year-end 2005, with the increase primarily attributable to commercial paper issuances and the November 2006 issuance of a three-year, $400 million, medium-term note. In 2006, the increase in net short-term debt of $882 million includes the portion of short-term debt with original maturities of 90 days or less, which primarily represents commercial paper activity. The repayment of debt for maturities greater than 90 days also primarily relates to commercial paper activity. Total debt was 26% of total capital (total capital is defined as debt plus equity), compared with 19% at year-end 2005.

Debt securities, including the Company’s shelf registration, its medium-term notes program, dealer remarketable securities and Convertible Note, are all discussed in more detail in Note 10. 3M has a shelf registration and medium-term notes program through which $1.5 billion of medium-term notes may be offered. In November 2006, the Company issued $400 million under its medium-term notes program. In 2004, the Company issued approximately $62 million in debt securities under this program. The medium-term notes program and shelf registration have remaining capacity of approximately $1.038 billion. The Company’s $350 million of dealer remarketable securities (classified as current portion of long-term debt) were remarketed for one year in December 2006. In addition, the Company has Convertible Notes with a book value of $542 million at December 31, 2006. The next put option date for these Convertible Notes is November 2007. At December 31, 2006, the Convertible Notes, dealer remarketable securities, $62 million of medium-term notes, and $71 million of floating rate notes are classified as current portion of long-term debt as the result of put provisions associated with these debt instruments. For a discussion of accounting pronouncements that will affect accounting treatment for the Convertible Note, refer to Note 1 for discussion of EITF

Issue No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” and proposed SFAS No. 128R, “Earnings per Share.”

Repurchases of common stock are made to support the Company’s stock-based employee compensation plans and for other corporate purposes. On February 13, 2006, the Board of Directors authorized the purchase of $2.0 billion of the Company’s common stock between February 13, 2006 and February 28, 2007. On August 15, 2006, the Board of Directors authorized an additional $1 billion in share repurchases, raising the total authorization to $3 billion for the period from February 13, 2006 to February 28, 2007. As of December 31, 2006, $748 million remained available for repurchase. Refer to the table captioned “Issuer Purchases of Equity Securities” in Part II, Item 5, for more information.

Cash dividends paid to stockholders totaled $1.376 billion ($1.84 per share) in 2006, $1.286 billion ($1.68 per share) in 2005 and $1.125 billion ($1.44 per share) in 2004. 3M has paid dividends since 1916. Other cash flows from financing activities include distributions to minority interests, changes in cash overdraft balances, and principal payments for capital leases.

Liquidity:

The Company’s liquidity remains strong. Cash, cash equivalents and marketable securities at December 31, 2006, were higher when compared with December 31, 2005, due to the significant pharmaceuticals sales proceeds received in December 2006. Primary short-term liquidity needs are provided through U.S. commercial paper and euro commercial paper issuances. As of December 31, 2006, outstanding total commercial paper issued totaled $1.349 billion and averaged approximately $1.080 billion during 2006. Medium-term note shelf borrowing capacity totaled $1.038 billion as of December 31, 2006. Credit support for outstanding commercial paper is provided by a $565 million credit agreement among a group of primary relationship banks. In March 2005, the Company replaced its 364-day credit agreement with a five-year credit agreement with similar terms. This $565 million credit facility provides up to $115 million in letters of credit ($98 million of which was utilized at December 31, 2006), with provisions for increasing this limit up to $150 million. Committed credit facilities of $55 million are in place across several international subsidiary locations ($9 million of which was utilized at December 31, 2006). To benefit from the SEC Securities Offering Reform rules applicable to well-known seasoned issuers, the Company filed a shelf registration statement on Form S-3 with the SEC on February 24, 2006, which became effective automatically, to register an indeterminate amount of debt or equity securities for future sales. No securities were issued off this shelf. The Company intends to use the proceeds from future securities sales off this shelf for general corporate purposes.

The Company believes it unlikely that its access to the commercial paper market will be restricted. Cash and cash equivalents and certain other current assets could provide additional liquidity to meet near-term obligations, if necessary. At December 31, 2006, certain debt agreements ($350 million of dealer remarketable securities and $127 million of ESOP debt) had ratings triggers (BBB-/Baa3 or lower) that would require repayment of debt. The Company currently has AA/Aa1 debt ratings. In addition, the $565 million, five-year credit agreement requires 3M to maintain a capitalization ratio at no more than 0.60 to 1 at the end of each quarter. This ratio is calculated as funded debt (including all borrowed money and letters of credit utilized) to the sum of funded debt and equity. At December 31, 2006, this ratio was approximately 0.27 to 1.

3M’s cash and cash equivalents balance at December 31, 2006 totaled $1.447 billion, with an additional $637 million in current and long-term marketable securities. 3M’s strong balance sheet and liquidity provide the Company with significant flexibility to take advantage of numerous opportunities going forward. The Company will continue to invest in its operations to drive growth, including continual review of acquisition opportunities. 3M paid dividends of $1.376 billion in 2006, and has a long history of dividend increases. In February 2007, the Board of Directors increased the quarterly dividend on 3M common stock by 4.3% to 48 cents per share, equivalent to an annual dividend of $1.92 per share. In February 2007, 3M’s Board of Directors also authorized a $7 billion two-year share repurchase authorization for the period from February 12, 2007 to February 28, 2009.

In 2007, the Company expects to contribute an amount in the range of $100 million to $400 million to its U.S. and international pension plans. The Company does not have a required minimum pension contribution obligation for its U.S. plans in 2007. Therefore, the amount of the anticipated discretionary contribution could vary significantly depending on the U.S.-plans funding status as of the 2007 measurement date and the anticipated tax deductibility of the contribution.

Off-Balance Sheet Arrangements and Contractual Obligations:

As of December 31, 2006, the Company has not utilized special purpose entities to facilitate off-balance sheet financing arrangements. 3M’s accrued product warranty liabilities, recorded on the Consolidated Balance Sheet as part of current and long-term liabilities are estimated at approximately $25 million. 3M does not consider this amount to be material. The fair value of 3M guarantees of loans with third parties and other guarantee arrangements are not material.

In addition to guarantees, 3M, in the normal course of business, periodically enters into agreements that require 3M to indemnify either major customers or suppliers for specific risks, such as claims for injury or property damage arising out of the use of 3M products or the negligence of 3M personnel, or claims alleging that 3M products infringe third party patents or other intellectual property. While 3M’s maximum exposure under these indemnification provisions cannot be estimated, these indemnifications are not expected to have a material impact on the Company’s consolidated financial position or results of operations.

A summary of the Company’s significant contractual obligations as of December 31, 2006, follows:

Contractual Obligations
		Payments due by year					After
(Millions)	Total	2007	2008	2009	2010	2011	2011
Long-term debt, including current portion (Note 10)	$2,161	$1,114	$89	$444	$—	$—	$514
Interest on long-term debt	780	85	37	37	28	28	565
Operating leases (Note 13)	359	85	65	50	26	19	114
Capital leases (Note 13)	79	6	6	5	5	5	52
Unconditional purchase obligations	396	162	110	84	11	8	21
Total contractual cash obligations	$3,775	$1,452	$307	$620	$70	$60	$1,266

Long-term debt payments due in 2007 include $542 million of Convertible Notes (final maturity 2032), $350 million of dealer remarketable securities (final maturity 2010), $62 million of medium-term notes (final maturity 2044) $42 million of floating rate notes (final maturity 2037), and $29 million of floating rate notes (final maturity 2027). These securities are classified as the current portion of long-term debt as the result of put provisions associated with these debt instruments.

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

As discussed in Note 11, the Company does not have a required minimum pension contribution obligation for its U.S. plans in 2007. Thus, Company contributions to its U.S. and international pension plans are expected to be largely discretionary in 2007 and future years. Contractual capital commitments are also included in the preceding table, but these commitments represent a small part of the Company’s expected capital spending in 2007 and beyond.

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

A Monte Carlo simulation technique was used to test the Company’s exposure to changes in currency and interest rates and assess the risk of loss or benefit in after-tax earnings of financial instruments, derivatives and underlying exposures outstanding at December 31, 2006. The model (third-party bank dataset) used a 95% confidence level over a 12-month time horizon. The model used analyzed seventeen currencies, interest rates related to three currencies, and five commodities, but does not purport to represent what actually will be experienced by the Company. This model does not include certain hedge transactions, because the Company believes their inclusion would not materially impact the results. The following table summarizes the possible adverse and positive impacts to after-tax earnings related to these exposures. Concerning interest rates, the larger effect on earnings at December 31, 2006 is due to the Company’s increased floating interest rate exposure.

	Adverse impact on		Positive impact on
	after-tax earnings		after-tax earnings
(Millions)	2006	2005	2006	2005
Foreign exchange rates	$(56)	$(55)	$61	$60
Interest rates	(15)	(2)	17	2
Commodity rates	(6)	(3)	5	1

The global exposures related to purchased components and materials are such that a 1% price change would result in a pre-tax cost or savings of approximately $55 million per year. The global energy exposure is such that a 10% price change would result in a pre-tax cost or savings of approximately $35 million per year. Derivative instruments are used to hedge less than 2% of the purchased components and materials exposure and are used to hedge approximately 10% of this energy exposure.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The Company may also make forward-looking statements in other reports filed with the Securities and Exchange Commission, in materials delivered to stockholders and in press releases. In addition, the Company’s representatives may from time to time make oral forward-looking statements.

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

Forward-looking statements are based on certain assumptions and expectations of future events and trends that are subject to risks and uncertainties. Actual future results and trends may differ materially from historical results or those reflected in any such forward-looking statements depending on a variety of factors. Discussion of these factors is incorporated by reference from Part I, Item 1A, “Risk Factors,” of this document, and should be considered an integral part of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

In the context of Item 7A, market risk refers to the risk of loss arising from adverse changes in financial and derivative instrument market rates and prices, such as fluctuations in interest rates and foreign currency exchange rates. The Company discusses risk management in various places throughout this document, including discussions in Item 7 concerning Financial Condition and Liquidity, and Financial Instruments, and in the Notes to Consolidated Financial Statements (Long-Term Debt and Short-Term Borrowings, Derivatives and Other Financial Instruments, and the Derivatives and Hedging Activities accounting policy). All derivative activity is governed by written policies, and a value-at-risk analysis is provided for these derivatives. The Company does not have leveraged derivative positions. However, the Company does have contingently convertible debt that, if conditions for conversion are met, is convertible into shares of 3M common stock (refer to Note 10 in this document).

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

3M Company

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining an adequate system of internal control over financial reporting. Management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on the assessment, management concluded that, as of December 31, 2006, the Company’s internal control over financial reporting is effective.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

3M Company

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of 3M Company:

We have completed integrated audits of 3M Company’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of 3M Company and its subsidiaries (the “Company”) at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for conditional asset retirement obligations in 2005, the manner in which it accounts for share-based compensation in 2006, and the manner in which it accounts for defined benefit pension and other postretirement plans as of December 31, 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in “Management’s Report on Internal Control Over Financial Reporting” in the accompanying index, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Minneapolis, Minnesota
February 12, 2007

Consolidated Statement of Income

3M Company and Subsidiaries

Years ended December 31
(Millions, except per share amounts)	2006	2005	2004
Net sales	$22,923	$21,167	$20,011
Operating expenses
Cost of sales	11,713	10,408	10,002
Selling, general and administrative expenses	5,066	4,631	4,437
Research, development and related expenses	1,522	1,274	1,246
Gain on sale of pharmaceuticals business	(1,074)	—	—
Total	17,227	16,313	15,685
Operating income	5,696	4,854	4,326

Interest expense and income
Interest expense	122	82	69
Interest income	(51)	(56)	(46)
Total	71	26	23

Income before income taxes, minority interest and cumulative effect of accounting change	5,625	4,828	4,303
Provision for income taxes	1,723	1,627	1,400
Minority interest	51	55	62
Income before cumulative effect of accounting change	3,851	3,146	2,841
Cumulative effect of accounting change	—	(35)	—
Net income	$3,851	$3,111	$2,841

Weighted average common shares outstanding — basic	747.5	764.9	780.5
Earnings per share — basic
Income before cumulative effect of accounting change	$5.15	$4.11	$3.64
Cumulative effect of accounting change	—	(0.04)	—
Net income	$5.15	$4.07	$3.64

Weighted average common shares outstanding — diluted	761.0	781.3	797.3
Earnings per share — diluted
Income before cumulative effect of accounting change	$5.06	$4.03	$3.56
Cumulative effect of accounting change	—	(0.05)	—
Net income	$5.06	$3.98	$3.56

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

Consolidated Balance Sheet

3M Company and Subsidiaries

At December 31
(Dollars in millions, except per share amount)	2006	2005

Assets
Current assets
Cash and cash equivalents	$1,447	$1,072
Marketable securities — current	471	—
Accounts receivable — net of allowances of $71 and $73	3,102	2,838
Inventories
Finished goods	1,235	1,050
Work in process	795	706
Raw materials and supplies	571	406
Total inventories	2,601	2,162
Other current assets	1,325	1,043
Total current assets	8,946	7,115
Marketable securities — non-current	166	—
Investments	314	272
Property, plant and equipment	17,017	16,127
Less: Accumulated depreciation	(11,110)	(10,534)
Property, plant and equipment — net	5,907	5,593
Goodwill	4,082	3,530
Intangible assets — net	708	486
Prepaid pension and postretirement benefits	395	2,905
Other assets	776	640
Total assets	$21,294	$20,541

Liabilities and Stockholders’ Equity
Current liabilities
Short-term borrowings and current portion of long-term debt	$2,506	$1,072
Accounts payable	1,402	1,256
Accrued payroll	520	469
Accrued income taxes	1,134	989
Other current liabilities	1,761	1,452
Total current liabilities	7,323	5,238
Long-term debt	1,047	1,309
Other liabilities	2,965	3,599
Total liabilities	$11,335	$10,146
Commitments and contingencies (Note 13)
Stockholders’ equity
Common stock, par value $.01 per share	9	9
Shares outstanding — 2006: 734,362,802
Shares outstanding — 2005: 754,538,387
Additional paid-in capital	2,484	2,225
Retained earnings	17,933	15,715
Treasury stock	(8,456)	(6,965)
Unearned compensation	(138)	(178)
Accumulated other comprehensive income (loss)	(1,873)	(411)
Stockholders’ equity — net	9,959	10,395
Total liabilities and stockholders’ equity	$21,294	$20,541

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

Consolidated Statement of Changes in Stockholders’ Equity and Comprehensive Income

3M Company and Subsidiaries

		Common				Accumulated
		Stock and				Other
		Additional				Comprehensive
(Dollars in millions		Paid-in	Retained	Treasury	Unearned	Income
,except per share amounts)	Total	Capital	Earnings	Stock	Compensation	(Loss)
Balance at December 31, 2003	$8,096	$1,721	$12,796	$(4,641)	$(226)	$(1,554)

Net income	2,841		2,841
Cumulative translation adjustment	490					490
Minimum pension liability adjustment	1,193					1,193
Derivative financial instruments — unrealized gain	3					3
Total comprehensive income	4,527
Dividends paid ($1.44 per share)	(1,125)		(1,125)
Amortization of unearned compensation	30				30
Stock-based compensation, including tax benefit of $54 million	306	306
Reacquired stock (22.0 million shares)	(1,791)			(1,791)
Issuances pursuant to stock option and benefit plans (10.9 million shares)	572		(314)	886
Issuances pursuant to acquisitions (0.5 million shares)	43			43
Balance at December 31, 2004	10,658	2,027	14,198	(5,503)	(196)	132

Net income	3,111		3,111
Cumulative translation adjustment	(578)					(578)
Minimum pension liability adjustment	(46)					(46)
Debt and equity securities — unrealized gain	1					1
Derivative financial instruments — unrealized gain	80					80
Total comprehensive income	2,568
Dividends paid ($1.68 per share)	(1,286)		(1,286)
Amortization of unearned compensation	18				18
Stock-based compensation, including tax benefit of $52 million	207	207
Reacquired stock (30.7 million shares)	(2,377)			(2,377)
Issuances pursuant to stock option and benefit plans (11.7 million shares)	607		(308)	915
Balance at December 31, 2005	10,395	2,234	15,715	(6,965)	(178)	(411)

Net income	3,851		3,851
Cumulative translation adjustment	506					506
Minimum pension liability adjustment	7					7
Debt and equity securities — unrealized loss	(1)					(1)
Derivative financial instruments — unrealized loss	(56)					(56)
Total comprehensive income	4,307
Adjustment to initially apply SFAS No. 158	(1,918)					(1,918)
Dividends paid ($1.84 per share)	(1,376)		(1,376)
Amortization of unearned compensation	40				40
Stock-based compensation, including tax benefit of $59 million	259	259
Reacquired stock (31.2 million shares)	(2,332)			(2,332)
Issuances pursuant to stock option and benefit plans (11.0 million shares)	584		(257)	841
Balance at December 31, 2006	$9,959	$2,493	$17,933	$(8,456)	$(138)	$(1,873)

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

Consolidated Statement of Cash Flows

3M Company and Subsidiaries

Years ended December 31
(Dollars in millions)	2006	2005	2004

Cash Flows from Operating Activities
Net income	$3,851	$3,111	$2,841
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,079	986	999
Company pension and postretirement contributions	(385)	(788)	(759)
Company pension and postretirement expense	440	437	435
Stock-based compensation expense	200	155	252
Gain from sale of pharmaceuticals business	(1,074)	—	—
Deferred income taxes	(316)	132	243
Excess tax benefits from stock-based compensation	(60)	(54)	(54)
Changes in assets and liabilities
Accounts receivable	(103)	(184)	56
Inventories	(309)	(294)	7
Accounts payable	68	113	35
Accrued income taxes	138	270	83
Product and other insurance receivables and claims	58	122	12
Other — net	252	198	78
Net cash provided by operating activities	3,839	4,204	4,228

Cash Flows from Investing Activities
Purchases of property, plant and equipment (PP&E)	(1,168)	(943)	(937)
Proceeds from sale of PP&E and other assets	49	41	69
Acquisitions, net of cash acquired	(888)	(1,293)	(73)
Purchases of marketable securities and investments	(3,253)	(1,627)	(10)
Proceeds from sale of marketable securities and investments	2,287	1,573	13
Proceeds from maturities of marketable securities	304	8	—
Proceeds from sale of pharmaceuticals business	1,209	—	—
Net cash used in investing activities	(1,460)	(2,241)	(938)

Cash Flows from Financing Activities
Change in short-term debt — net	882	(258)	399
Repayment of debt (maturities greater than 90 days)	(440)	(656)	(868)
Proceeds from debt (maturities greater than 90 days)	693	429	358
Purchases of treasury stock	(2,351)	(2,377)	(1,791)
Reissuances of treasury stock	523	545	508
Dividends paid to stockholders	(1,376)	(1,286)	(1,125)
Distributions to minority interests	(38)	(56)	(11)
Excess tax benefits from stock-based compensation	60	54	54
Other — net	(14)	(20)	(4)
Net cash used in financing activities	(2,061)	(3,625)	(2,480)

Effect of exchange rate changes on cash and cash equivalents	57	(23)	111
Net increase/(decrease) in cash and cash equivalents	375	(1,685)	921
Cash and cash equivalents at beginning of year	1,072	2,757	1,836
Cash and cash equivalents at end of year	$1,447	$1,072	$2,757

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

Inventories: Inventories are stated at the lower of cost or market, with cost generally determined on a first-in, first-out basis.

Property, plant and equipment: Property, plant and equipment, including capitalized interest and internal engineering costs, are recorded at cost. Depreciation of property, plant and equipment generally is computed using the straight-line method based on the estimated useful lives of the assets. The estimated useful lives of buildings and improvements primarily range from 10 to 40 years, with the majority in the range of 20 to 40 years. The estimated useful lives of machinery and equipment primarily range from three to 15 years, with the majority in the range of five to 10 years. Fully depreciated assets are retained in property and accumulated depreciation accounts until disposal. Upon disposal, assets and related accumulated depreciation are removed from the accounts and the net amount, less proceeds from disposal, is charged or credited to operations. Property, plant and equipment amounts are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset (asset group) may not be recoverable. An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss to be recorded is calculated by the excess of the asset’s carrying value over its fair value. Fair value is generally determined using a discounted cash flow analysis.

Goodwill: Goodwill is the excess of cost of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a business combination. Goodwill is not amortized. Goodwill is tested for impairment annually, and will be tested for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Impairment testing for goodwill is done at a reporting unit level. Reporting units are one level below the business segment level, but can be combined when reporting units within the same segment have similar economic characteristics. The majority of goodwill relates to and is assigned directly to specific reporting units. An impairment loss generally would be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. The estimated fair value of a reporting unit is determined using earnings for the reporting unit multiplied by a price/earnings ratio for comparable industry groups, or by using a discounted cash flow analysis. The Company completed its annual goodwill impairment test in the fourth quarter of 2006 and determined that no goodwill was impaired.

Intangible assets: Intangible assets include patents, tradenames and other intangible assets acquired from an independent party. Intangible assets with an indefinite life, namely certain tradenames, are not amortized. Intangible assets with a definite life are amortized on a straight-line basis, with estimated useful lives ranging from one to 20 years. Indefinite-lived intangible assets are tested for impairment annually, and will be tested for impairment between annual tests if an event occurs or circumstances change that would indicate that the carrying amount may be impaired. Intangible assets with a definite life are tested for impairment whenever events or circumstances indicate that the carrying amount of an asset (asset group) may not be recoverable. An impairment loss is recognized when the carrying amount of an asset exceeds the estimated undiscounted cash flows used in determining the fair value of the asset. The amount of the impairment loss to be recorded is calculated by the excess of the asset’s carrying value over its fair value. Fair value is generally determined using a discounted cash flow analysis. Costs related to internally developed intangible assets, such as patents, are expensed as incurred, primarily in “Research, development and related expenses.”

Revenue (sales) recognition: The Company sells a wide range of products to a diversified base of customers around the world and has no material concentration of credit risk. Revenue is recognized when the risks and rewards of ownership have substantively transferred to customers. This condition normally is met when the product has been delivered or upon performance of services. The Company records estimated reductions to revenue for customer and distributor incentives, such as rebates, at the time of the initial sale. The estimated reductions are based on the sales terms, historical experience, trend analysis and projected market conditions in the various markets served. Sales, use, value-added and other excise taxes are not recognized in revenue.

The majority of 3M’s sales agreements are for standard products and services with customer acceptance occurring upon delivery of the product or performance of the service. 3M also enters into agreements that contain multiple elements (such as equipment, installation and service) or non-standard terms and conditions. For multiple-element arrangements, 3M recognizes revenue for delivered elements when it has stand-alone value to the customer, the fair values of undelivered elements are known, customer acceptance of the delivered elements has occurred, and there are only customary refund or return rights related to the delivered elements. In addition to the preceding conditions, equipment revenue is not recorded until the installation has been completed if equipment acceptance is dependent upon installation, or if installation is essential to the functionality of the equipment. Installation revenues are not recorded until installation has been completed. For prepaid service contracts, sales revenue is recognized on a straight-line basis over the term of the contract, unless historical evidence indicates the costs are incurred on other than a straight-line basis. License fee revenue is recognized as earned, and no revenue is recognized until the inception of the license term. On occasion, agreements will contain milestones, or 3M will recognize revenue based on proportional performance. For these agreements, and depending on the specifics, 3M may recognize revenue upon completion of a substantive milestone, or in proportion to costs incurred to date compared with the estimate of total costs to be incurred.

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

Advertising and merchandising: These costs are charged to operations in the year incurred, and totaled $471 million in 2006, $457 million in 2005 and $433 million in 2004.

Research, development and related expenses: These costs are charged to operations in the year incurred and are shown on a separate line of the Consolidated Statement of Income. This amount included a $95 million in-process research and development charge (discussed in Note 2) and $75 million in 2006 restructuring actions (Note 4). Research and development expenses, covering basic scientific research and the application of scientific advances in the development of new and improved products and their uses, totaled $943 million in 2006, $818 million in 2005 and $792 million in 2004. The 2006 amount includes the $95 million for purchased in-process research and development discussed above. Related expenses primarily include technical support provided by 3M to customers who are using existing 3M products, and internally developed patent costs, which include costs and fees incurred to prepare, file, secure and maintain patents.

Internal-use software: The Company capitalizes direct costs of materials and services used in the development of internal-use software. Amounts capitalized are amortized on a straight-line basis over a period of three to five years and are reported as a component of machinery and equipment within property, plant and equipment.

Environmental: Environmental expenditures relating to existing conditions caused by past operations that do not contribute to current or future revenues are expensed. Reserves for liabilities for anticipated remediation costs are recorded on an undiscounted basis when they are probable and reasonably estimable, generally no later than the completion of feasibility studies or the Company’s commitment to a plan of action. Environmental expenditures for capital projects that contribute to current or future operations generally are capitalized and depreciated over their estimated useful lives.

Income taxes: The provision for income taxes is determined using the asset and liability approach. Under this approach, deferred income taxes represent the expected future tax consequences of temporary differences between the carrying amounts and tax basis of assets and liabilities. The Company records a valuation allowance to reduce its deferred tax assets when uncertainty regarding their reliability exists. As of December 31, 2006, no valuation allowances were recorded.

Earnings per share: The difference in the weighted average shares outstanding for calculating basic and diluted earnings per share is attributable to the dilution associated with the Company’s stock-based compensation plans. Certain Management Stock Ownership Program average options outstanding during the years 2006, 2005 and 2004 were not included in the computation of diluted earnings per share because they would not have had a dilutive effect (31.5 million average options for 2006, 15.4 million average options for 2005, and 6.6 million average options for 2004). As discussed in Note 10, the conditions for conversion related to the Company’s Convertible Notes have never been met; accordingly, there was no impact on 3M’s diluted earnings per share. If the conditions for conversion are met, 3M may choose to pay in cash and/or common stock; however, if this occurs, the Company has the intent and ability to settle this debt security in cash. The computations for basic and diluted earnings per share for the years ended December 31 follow:

Earnings Per Share Computations
(Amounts in millions, except per share amounts)	2006	2005	2004
Numerator:
Net income	$3,851	$3,111	$2,841

Denominator:
Denominator for weighted average common shares outstanding — basic	747.5	764.9	780.5

Dilution associated with the Company’s stock-based compensation plans	13.5	16.4	16.8

Denominator for weighted average common shares outstanding — diluted	761.0	781.3	797.3

Earnings per share — basic	$5.15	$4.07	$3.64
Earnings per share — diluted	$5.06	$3.98	$3.56

Stock-based compensation:

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004). SFAS No. 123R supersedes APB Opinion No. 25. Under APB Opinion No. 25, no compensation expense is recognized for employee stock option grants if the exercise price of the Company’s stock option grants is at or above the fair market value of the underlying stock on the date of grant. Under SFAS No. 123R, compensation expense is recognized for both the General Employees’ Stock Purchase Plan (GESPP) and the Management Stock Ownership Plan (MSOP). SFAS No. 123R requires the determination of the fair value of the share-based compensation at the grant date and the recognition of the related expense over the period in which the share-based compensation vests. The Company adopted SFAS No. 123R effective January 1, 2006. The Company adopted SFAS No. 123R using the modified retrospective method. All prior periods have been restated to give effect to the fair-value-based method of accounting for awards granted in fiscal years beginning on or after January 1, 1995. The Company believes that the modified retrospective application of this standard achieves the highest level of clarity and comparability among the presented periods. On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3,Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards (the FSP). The FSP provides that companies may elect to use a specified “short-cut” method to calculate the historical pool of windfall tax benefits upon adoption of SFAS No. 123R. The Company elected to use the “short-cut” method when it adopted SFAS No. 123R on January 1, 2006.

The Company issues MSOP options to eligible employees annually in May using the average stock price on the grant date, which is the date of the Annual Stockholders’ Meeting. In May 2005, shareholders approved 36.75 million shares for issuance under the MSOP in the form of management stock options, restricted stock, restricted stock units and stock appreciation rights. Under the plan, the Company has principally issued stock options to management employees that are granted at market value on the date of grant. In addition to grants to management employees, the Company makes other minor stock option grants to employees, for which vesting terms and option lives are not substantially different, and also makes minor grants of restricted stock units and other stock-based grants. Refer to Note 16 for additional information concerning the MSOP.

In May 1997, shareholders approved 30 million shares for issuance under the Company’s GESPP. The Company recognized compensation expense for GESSP options of $19 million in 2006, $19 million in 2005, and $21 million in 2004. Refer to Note 15 for additional information concerning the GESPP.

The impact of adopting SFAS No. 123R on the Company’s net income is consistent with the pro forma disclosures provided in previous financial statements. Amounts previously reported and amounts revised per SFAS No. 123R for total year 2005 and 2004 are as follows:

	2005		2004
(Millions, except per share amounts)	Previously Reported	Revised per SFAS No. 123R	Previously Reported	Revised per SFAS No. 123R
Net Sales	$21,167	$21,167	$20,011	$20,011
Cost of sales	10,381	10,408	9,958	10,002
Selling, general and administrative expenses	4,535	4,631	4,281	4,437
Research, development and related expenses	1,242	1,274	1,194	1,246
Operating Income	5,009	4,854	4,578	4,326
Interest expense and income	26	26	23	23
Income before income taxes, minority interest and cumulative effect of accounting change	4,983	4,828	4,555	4,303
Provision for income taxes	1,694	1,627	1,503	1,400
Minority interest	55	55	62	62
Income before cumulative effect of accounting change	3,234	3,146	2,990	2,841
Cumulative effect of accounting change	(35)	(35)	—	—
Net income	$3,199	$3,111	$2,990	$2,841

Earnings per share — basic	$4.18	$4.07	$3.83	$3.64
Earnings per share — diluted	$4.12	$3.98	$3.75	$3.56

Net cash provided by operating activities	$4,258	$4,204	$4,282	$4,228
Net cash used in financing activities	$(3,679)	$(3,625)	$(2,534)	$(2,480)

The following table details the impact of the modified retrospective application of SFAS No. 123R on previously reported amounts at December 31, 2005:

	2005
(Millions, except per share amounts)	Previously Reported	Revised per SFAS 123(R)
Long-term deferred tax asset	$110	$138
Total assets	20,513	20,541

Long-term deferred tax liability	1,609	1,342
Total liabilities	10,413	10,146
Additional paid-in capital	287	2,225
Retained earnings	17,358	15,715
Total stockholders’ equity	10,100	10,395
Total liabilities and stockholders’ equity	$20,513	$20,541

The impact of stock-based compensation on net income and earnings per share provided below for the years ended December 31, 2005 and 2004, was recognized over the nominal vesting period, whereby if an employee retired before the end of the vesting period, the Company would recognize any remaining unrecognized compensation cost at the date of retirement. SFAS No. 123R requires recognition under a non-substantive vesting period approach, requiring compensation expense recognition when an employee is eligible to retire. 3M employees in the United States are eligible to retire beginning at age 55 and after having completed five years of service. Approximately 25% of the number of stock-based compensation awards are made to this population. The Company changed to the non-substantive vesting period approach for new stock compensation grants made after the Company’s adoption of SFAS No. 123R on January 1, 2006. Therefore, primarily beginning in May 2006 with the annual MSOP grant, immediate expensing of those stock-based compensation awards granted to employees eligible to retire resulted in higher compensation expense than historically recognized in comparable prior periods. Effective with the May 2005 annual MSOP grant, the Company changed its vesting period from one to three years, which results in compensation expense under the May 2005 annual grant being recognized over three years. The decrease in stock-based compensation for 2005 compared with 2004 was primarily driven by this change in vesting period. Capitalized stock-based compensation amounts were not material for 2006, 2005 and 2004. The diluted earnings per share impact presented below for 2005 and 2004 is computed as the difference between restated historical per share amounts (which reflect the impact of SFAS No. 123R on both net income and diluted shares) compared to the historically reported diluted earnings per share. Amounts recognized in the consolidated financial statements with respect to stock-based compensation plans (MSOP and GESPP) are as follows:

STOCK-BASED COMPENSATION EXPENSE	Years ended December 31,
(Millions, except per share amounts)	2006	2005	2004
Cost of sales	$42	$27	$44
Selling, general and administrative expenses	119	96	156
Research, development and related expenses	39	32	52

Operating Income (Loss)	$(200)	$(155)	$(252)

Income tax benefits	$72	$67	$103

Net Income (Loss)	$(128)	$(88)	$(149)

Earnings per share impact— diluted	$(0.17)	$(0.14)	$(0.19)
Earnings per share — diluted	$5.06	$3.98	$3.56

The following table adjusts the revised diluted earnings per share for 2005 and 2004 from the preceding table to reflect the approximate impact of using the non-substantive vesting period approach for these periods.

Stock-Based Compensation Pro Forma Earnings Per Share — Diluted	2005	2004
Earnings per share — diluted	$3.98	$3.56
Impact of retirement-eligible employees	$(0.02)	—
Pro forma (adjusted to reflect non-substantive vesting period approach)	$3.96	$3.56

The actual tax benefits realized by the Company related to the exercise of employee stock options for 2006, 2005 and 2004, respectively, was $93 million, $95 million and $109 million. The Company does not have a specific policy to repurchase common shares to mitigate the dilutive impact of options; however, the Company has historically made adequate discretionary purchases, based on cash availability, market trends and other factors, to satisfy stock option exercise activity.

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

Derivatives and hedging activities: All derivative instruments are recorded on the balance sheet at fair value. The Company uses interest rate swaps, currency swaps, and forward and option contracts to manage risks generally associated with foreign exchange rate, interest rate and commodity market volatility. All hedging instruments that qualify for hedge accounting are designated and effective as hedges, in accordance with U.S. generally accepted accounting principles. If the underlying hedged transaction ceases to exist, all changes in fair value of the related derivatives that have not been settled are recognized in current earnings. Instruments that do not qualify for hedge accounting are marked to market with changes recognized in current earnings. The Company does not hold or issue derivative financial instruments for trading purposes and is not a party to leveraged derivatives. However, the Company does have contingently convertible debt that, if conditions for conversion are met, is convertible into shares of 3M common stock (refer to Note 10 in this document).

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R).” Refer to Note 11 for additional information concerning this standard.

In June 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” Refer to Note 8 for additional information concerning this standard.

In February 2006, the FASB issued SFAS No. 155, “Hybrid Instruments.”  SFAS No. 155 amends SFAS No. 133 and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 also resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS No. 155: a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and e) amends SFAS No. 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006 (January 1, 2007 for 3M). The Company is currently evaluating the impact of this standard, but would not expect SFAS No. 155 to have a material impact on 3M’s consolidated results of operations or financial condition.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a single definition of fair value and a framework for measuring fair value, sets out a fair value hierarchy to be used to classify the source of information used in fair value measurements, and requires new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy. SFAS No. 157 is effective for all fiscal years beginning after November 15, 2007 (January 1, 2008 for 3M) and is to be applied prospectively. The Company is currently evaluating the impacts and disclosures of this standard, but would not expect SFAS No. 157 to have a material impact on 3M’s consolidated results of operations or financial condition.

As of December 31, 2005, the Company adopted FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47). This accounting standard applies to the fair value of a liability for an asset retirement obligation associated with the retirement of tangible long-lived assets and where the liability can be reasonably estimated. Conditional asset retirement obligations exist for certain of the Company’s long-term assets. The fair value of these obligations is recorded as liabilities on a discounted basis. Over time the liabilities are accreted for the change in the present value and the initial capitalized costs are depreciated over the useful lives of the related assets. The adoption of FIN 47 effective December 31, 2005, resulted in the recognition of an asset retirement obligation liability of $59 million at December 31, 2005, and an after-tax charge of $35 million for 2005, which is reflected as a cumulative effect of change in accounting principle in the Consolidated Statement of Income. The pro forma effect of applying this guidance in all prior periods presented was determined not to be material. At December 31, 2006, the asset retirement obligation liability was $57 million.

In September 2004, the FASB’s Emerging Issues Task Force finalized EITF Issue No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” that would require the dilutive effect of shares from contingently convertible debt to be included in the diluted earnings per share calculation regardless of whether the contingency has been met. The Company has $616 million in aggregate face amount of 30-year zero coupon senior notes that are convertible into approximately 5.8 million shares of common stock if certain conditions are met. These conditions have never been met (see Note 10). In September 2005, the FASB revised its December 2003 Exposure Draft SFAS No. 128R, “Earnings per Share — an amendment of FASB Statement No. 128,” anticipated to be effective for fiscal periods ending after June 15, 2006. The proposed SFAS No. 128R further addresses contingently convertible debt and several other issues. Unless the Company takes steps to modify certain terms of this debt security, EITF Issue No. 04-08 and proposed SFAS No. 128R (when effective) would result in an increase of approximately 5.8 million shares to diluted shares outstanding to give effect to the contingent issuance of shares. Also, using the if-converted method, net income for the diluted earnings per share calculations would be adjusted for interest expense associated with this debt instrument. EITF Issue No. 04-08 would have been effective beginning with the Company’s 2004 fourth quarter. However, due to the FASB’s delay in issuing SFAS No. 128R and the Company’s intent and ability to settle this debt security in cash versus the issuance of stock, the impact of the additional diluted shares will not be included in the diluted earnings per share calculation until the proposed SFAS No. 128R is effective. When SFAS No. 128R is effective, prior periods’ diluted shares outstanding and diluted earnings per share amounts will be restated to present comparable information. The estimated annual reduction in the Company’s diluted earnings per share would have been approximately $.02 to $.04 per share for each of the total years 2006, 2005 and 2004. Because the impact of this standard is ongoing, the Company’s diluted shares outstanding and diluted earnings per share amounts would be impacted until retirement or modification of certain terms of this debt security.

NOTE 2.  Acquisitions and Divestitures

Divestitures:

In December 2006, 3M completed the sale of its global branded pharmaceuticals business in the United States, Canada, and Latin America region and the Asia Pacific region, including Australia and South Africa. 3M received proceeds of $1.209 billion for this transaction and recognized, net of assets sold, a pre-tax gain of $1.074 billion (recorded in Health Care Business). Buyer and sale price information by region is as follows:

•          Graceway Pharmaceuticals Inc. acquired 3M’s pharmaceutical operations in the United States, Canada, and Latin America for $860 million.

•          Ironbridge Capital and Archer Capital acquired 3M’s pharmaceuticals business in the Asia Pacific region, including Australia and South Africa for $349 million.

•          Meda AB acquired 3M’s pharmaceuticals business in Europe for $817 million in January 2007, which is not included in the financial statements for 2006 (refer to subsequent event discussion below).

The agreements are the result of a review of strategic options for the branded pharmaceuticals business and its immune response modifier (IRM) platform that 3M announced in April 2006. Under the agreements, the purchasers acquired regional marketing and intellectual property rights for 3M’s well-known branded pharmaceuticals, including Aldara, Difflam, Duromine, Tambocor, Maxair, Metrogel-Vaginal and Minitran. As part of the transaction, Graceway Pharmaceuticals also acquired the rights to certain IRM molecules.

In connection with these transactions, 3M entered into agreements whereby its Drug Delivery Systems Division became a source of supply to the acquiring companies. Because of the extent of 3M cash flows from these agreements in relation to those of the disposed-of businesses, the operations of the branded pharmaceuticals business are not classified as discontinued operations. See Note 4 for further discussion of the 2006 restructuring actions that resulted from the divesture of the Company’s global branded pharmaceuticals business.

Subsequent event:

As discussed above, in January 2007, 3M completed the sale of its global branded pharmaceuticals business in Europe to Meda AB for $817 million. The gain on sale, net of other anticipated restructuring costs, is estimated at $0.60 to $0.70 per diluted share. Held-for-sale assets and liabilities related to this transaction are not material. This transaction will be reflected in 3M’s financial statements for the period ending March 31, 2007.

Acquisitions:

During the 12 months ended December 31, 2006, 3M completed 19 business combinations for a total purchase price of $888 million, net of cash acquired. Purchased identifiable intangible assets of $282 million for these acquisitions will be amortized on a straight-line basis over lives ranging from 1 to 17 years (weighted-average life of 9 years). The purchase price of several of these acquisitions is subject to increases, which could be triggered by the achievement of certain milestones.

The largest of these acquisitions was the August 2006 purchase of 100 percent of the outstanding shares of Security Printing and Systems Limited (Safety, Security and Protection Services Business) from authentos GmbH, Germany. The acquired company is a producer of finished, personalized passports and secure cards. The purchase price allocation is considered preliminary.

In October 2006, 3M (Health Care Business) purchased 100 percent of the outstanding shares of Brontes Technologies Inc. (Brontes), a Lexington, Massachusetts based developer of proprietary 3-D imaging technology for dental and orthodontic applications, for $95 million in cash. Brontes was a “development stage enterprise” that does not yet have revenues from its principal operations and the technology acquired did not have any alternative future use.

This transaction resulted in a 2006 charge of $95 million, or $0.13 per diluted share, reflecting the write-off of acquired in-process research and development costs, which are recognized as research, development and related expenses in the Consolidated Statement of Income.

The 17 additional business combinations are summarized as follows:

1) In January 2006, 3M (Consumer and Office Business) purchased 100 percent of the outstanding common shares of Interchemall Dom., a provider of household cleaning products based in Poland.
2) In March 2006, 3M (Industrial and Transportation Business) purchased certain assets of General Industrial Diamond Company Inc., a U.S. operation. The acquired company is a manufacturer of superabrasive grinding wheels, dressing tools and machines used to dimension and finish hard-to-grind materials in the industrial and commercial markets.
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
5) In June 2006, 3M (Health Care Business) purchased 100 percent of the outstanding shares of SBG (Software und Beratung im Gesundheitswesen) GmbH, a Berlin-based developer of software for managing diagnosis-related information in hospitals.
6) In June 2006, 3M (Safety, Security and Protection Services Business) purchased certain assets of POMP Medical and Occupational Health Products LLC, a Porto Alegre, Brazil-based provider of earplugs, eyewear and hand cream.
7) In July 2006, 3M (Industrial and Transportation Business) purchased certain assets of Pinnacle Distribution Concepts Inc., a leading transportation management system (TMS) provider specializing in the delivery of Web-based, “on-demand” solutions.
8) In July 2006, 3M (Electro and Communications Business) purchased certain assets of SCC Products Inc. and JJ Converting LLC, both based in Sanford, N.C. SCC Products Inc. is a provider of flexible static control packaging and workstation products for electronic devices. JJ Converting LLC is a producer of films used to make static control bags.
9) In August 2006, 3M (Display and Graphics Business) purchased 100 percent of the outstanding shares of Archon Technologies Inc., a Denver, Colorado-based provider of enterprise software solutions for motor vehicle agencies.
10) In August 2006, 3M (Safety, Security and Protection Services Business) purchased 100 percent of the outstanding shares of Aerion Technologies, a Denver, Colorado-based maker of safety products, including heat stress monitors, thermal cameras and carbon monoxide detectors.
11) In September 2006, 3M (Electro and Communications Business) purchased 100 percent of the outstanding shares of Credence Technologies Inc., a Soquel, California-based provider of instruments and high-end monitoring equipment for electrostatic discharge control and electromagnetic compliance.
12) In October 2006, 3M (Consumer and Office Business) purchased certain assets of Nylonge Corp., a global provider of household cleaning products, including cellulose sponges, scrub sponges and household wipes.
13) In October 2006, 3M (Industrial and Transportation Business) purchased 100 percent of the outstanding shares of NorthStar Chemicals, Inc., a Cartersville, Georgia-based adhesive manufacturer.
14) In November 2006, 3M (Industrial and Transportation Business) purchased 100 percent of the outstanding shares of Global Beverage Group Inc., a Canadian-based provider of delivery management software solutions for the direct-store-delivery of consumer packaged goods.
15) In November 2006, 3M (Health Care Business) purchased 100 percent of the outstanding shares of Biotrace International PLC, a Bridgend, UK-based manufacturer and supplier of industrial microbiology products used in food processing safety, health care, industrial hygiene and defense applications.
16) In December 2006, 3M (Electro and Communications Business) purchased certain assets of Mahindra Engineering and Chemical Products LTD, an India-based manufacturer of cable jointing kits and accessories.
17) In December 2006, 3M (Health Care Business) purchased 100 percent of the outstanding shares of SoftMed Systems Inc., a Maryland-based provider of health information management software and services that improve the workflow and efficiency of health care organizations.

Pro forma information related to the above acquisitions is not included because the impact on the Company’s consolidated results of operations is not considered to be material. There were no in-process research and development charges associated with these acquisitions, other than for Brontes Technologies Inc. The purchase price allocations and the resulting impact on the Consolidated Balance Sheet relating to 2006 acquisitions follow:

2006 IMPACT
Asset (Liability)	Total
(Millions)	Impact
Accounts receivable	$76
Inventory	55
Other current assets	8
Property, plant, and equipment — net	65
Purchased intangible assets	282
Purchased goodwill	536
In-process R&D	95
Accounts payable and other current liabilities	(152)
Deferred tax liability	(77)

Net assets acquired	$888

Supplemental information:
Cash paid	$962
Less: Cash acquired	74
Cash paid, net of cash acquired	$888

Year 2005 acquisitions:

The Company acquired CUNO on August 2, 2005. The operating results of CUNO are included in the Industrial and Transportation Business segment. CUNO is engaged in the design, manufacture and marketing of a comprehensive line of filtration products for the separation, clarification and purification of fluids and gases. 3M and CUNO have complementary sets of filtration technologies, creating an opportunity to bring an even wider range of filtration solutions to customers around the world. 3M acquired CUNO for approximately $1.36 billion, comprised of $1.27 billion of cash paid (net of cash acquired) and the acquisition of $80 million of debt, most of which has been repaid.

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

2005 CUNO ACQUISITION
Asset (Liability)
(Millions)
Accounts receivable	$96
Inventory	61
Property, plant, and equipment — net	121
Purchased intangible assets	268
Purchased goodwill	992
Other assets	30
Deferred tax liability	(102)
Accounts payable and other current liabilities	(104)
Interest bearing debt	(80)
Other long-term liabilities	(16)
Net assets acquired	$1,266
Supplemental information:
Cash paid	$1,294
Less: Cash acquired	28
Cash paid, net of cash acquired	$1,266

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

Year 2004 acquisitions:
In February 2004, 3M (Industrial and Transportation Business) purchased 100 percent of the outstanding common shares of HighJump Software Inc., a U.S. company that provides supply chain execution software and solutions. The total purchase price of approximately $66 million included $23 million of cash paid (net of cash acquired) plus 541,581 shares of 3M common stock. The 3M common stock had a market value of $43 million at the acquisition measurement date and was previously held as 3M treasury stock.

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

In September 2004, 3M and Corning Incorporated reached a settlement related to issues associated with 3M’s 2002 acquisition of Corning Precision Lens Inc. (now called Precision Optics Inc.). In September 2004, 3M received $30 million from Corning related to this settlement.

The purchase price allocations and the resulting impact on the Consolidated Balance Sheet relating to all 2004 acquisitions follow:

2004 ACTIVITY		Hornell
		Holding AB		Precision
Asset (Liability)	HighJump	and		Optics Inc.	Total
(Millions)	Software Inc.	Subsidiaries	Info-X Inc.	(2004 activity)	Activity
Accounts receivable	$6	$7	$2	$—	$15
Inventories	—	9	—	—	9
Other current assets	1	1	—	—	2
Property, plant and equipment — net	1	6	—	—	7
Purchased intangible assets	18	21	5	(17)	27
Purchased goodwill	52	72	17	(13)	128
Deferred tax asset	3	—	—	—	3
Accounts payable and other current liabilities	(4)	(8)	(2)	—	(14)
Interest-bearing debt	—	(38)	—	—	(38)
Deferred revenue	(6)	—	(3)	—	(9)
Other long-term liabilities	(5)	(7)	(2)	—	(14)
Net assets acquired	$66	$63	$17	$(30)	$116
Supplemental information:
Cash paid/(received)	$24	$66	$20	$(30)	$80
Less: Cash acquired	1	3	3	—	7
Cash paid, net of cash acquired	$23	$63	$17	$(30)	$73
Non-cash (3M shares at fair value)	43	—	—	—	43
Net assets acquired	$66	$63	$17	$(30)	$116

NOTE 3. Goodwill and Intangible Assets

Purchased goodwill from acquisitions totaled $536 million in 2006, $41 million of which is deductible for tax purposes. Purchased goodwill in 2005 totaled $1.002 billion, primarily related to CUNO, none of which is deductible for tax purposes. The sale of 3M’s global branded pharmaceuticals business (Health Care) resulted in the write-off of $54 million in goodwill, which is reflected in the translation and other column below. Changes in foreign currency exchange rates impacted both 2006 and 2005 goodwill balances. The goodwill balance by business segment follows:

Goodwill			2005			2006
		2005	trans-		2006	trans-
	Dec. 31,	acqui-	lation	Dec. 31,	acqui-	lation	Dec. 31,
	2004	sition	and	2005	sition	and	2006
(Millions)	Balance	Activity	other	Balance	activity	other	Balance
Industrial and Transportation	$375	$992	$(27)	$1,340	$51	$(7)	$1,384
Health Care	634	—	(75)	559	191	(37)	713
Display and Graphics	885	—	(14)	871	12	3	886
Consumer and Office	68	—	(5)	63	11	8	82
Safety, Security and Protection Services	193	—	(21)	172	239	26	437
Electro and Communications	566	10	(51)	525	32	23	580
Total Company	$2,721	$1,002	$(193)	$3,530	$536	$16	$4,082

Acquired Intangible Assets
The carrying amount and accumulated amortization of acquired intangible assets as of December 31 follow:

(Millions)	2006	2005
Patents	$419	$378
Other amortizable intangible assets (primarily tradenames and customer-related intangibles)	641	369
Non-amortizable intangible assets (tradenames)	68	60
Total gross carrying amount	$1,128	$807

Accumulated amortization — patents	(266)	(205)
Accumulated amortization — other	(154)	(116)
Total accumulated amortization	(420)	(321)
Total intangible assets — net	$708	$486

Amortization expense for acquired intangible assets for the years ended December 31 follows:

(Millions)	2006	2005	2004
Amortization expense	$89	$48	$43

Expected amortization expense for acquired intangible assets recorded as of December 31, 2006 follows:

						After
(Millions)	2007	2008	2009	2010	2011	2011
Amortization expense	$69	$67	$66	$57	$50	$331

The preceding expected amortization expense is an estimate. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, changes in foreign currency exchange rates, impairment of intangible assets, accelerated amortization of intangible assets and other events.

NOTE 4. 2006 Restructuring Actions
During 2006, the Company completed the identification of restructuring actions to be taken and obtained approvals from the appropriate level of management relative to the following:

•               Pharmaceuticals business actions — employee-related, asset impairment and other costs pertaining to the Company’s exit of its branded pharmaceuticals operations. These costs included severance and benefits for pharmaceuticals business employees who are not obtaining employment with the buyers as well as impairment charges associated with certain assets not transferred to the buyers.

•               Overhead reduction actions — employee-related costs for severance and benefits, costs associated with actions to reduce the Company’s cost structure by a similar amount as the corporate overhead costs that had previously been allocated to the pharmaceuticals division.

•               Business-specific actions — employee-related costs for severance and benefits, fixed and intangible asset impairments, certain contractual obligations, and expenses from the exit of certain product lines.

Components of these restructuring actions include:

2006 Restructuring Actions
	Employee-	Contract
	Related Items	Terminations	Asset
(Millions)	And Benefits	and Other	Impairments	Total

Expense incurred in 2006:
Pharmaceuticals business actions	$97	$8	$61	$166
Overhead reduction actions	112	—	—	112
Business-specific actions	34	8	83	125
Total 2006 expense	$243	$16	$144	$403

Non-cash charges in 2006:
Pharmaceuticals business actions	$(19)	$—	$(61)	$(80)
Overhead reduction actions	(12)	—	—	(12)
Business-specific actions	(4)	—	(83)	(87)
Total 2006 non-cash	$(35)	$—	$(144)	$(179)

Cash payments in 2006:
Pharmaceuticals business actions	$—	$(2)	$—	$(2)
Overhead reduction actions	—	—	—	—
Business-specific actions	—	—	—	—
Total 2006 cash payments	$—	$(2)	$—	$(2)

Accrued balances as of December 31, 2006:
Pharmaceuticals business actions	$78	$6	$—	$84
Overhead reduction actions	100	—	—	100
Business-specific actions	30	8	—	38
Total accrued balance	$208	$14	$—	$222

Income statement line in which the above 2006 expense is reflected:
Cost of sales				$130
Selling, general and administrative expenses				198
Research, development and related expenses				75
Total				$403

The amount of costs incurred in 2006 associated with the above are reflected in the Company’s business segments as follows:

Industrial and Transportation	$15
Health Care	293
Display and Graphics	39
Consumer and Office	—
Safety, Security and Protection Services	10
Electro and Communications	46
Total	$403

Actions with respect to the above activities are expected to be substantially completed in 2007 and additional charges are not expected to be material.

In connection with this targeted restructuring plan, the Company eliminated a total of approximately 1,950 positions, which represented various functions within the Company. Approximately 480 positions were pharmaceuticals business employees, approximately 980 positions related to overhead reduction, primarily in worldwide staff overhead, and approximately 490 positions were business-specific reduction actions. Of the 1,950 employment reductions, about 55% are in the United States, 21% in Europe, 16% in Latin America and Canada, and 8% in the Asia Pacific area.

Employee-related severance charges are largely based upon distributed employment policies and substantive severance plans and were reflected in the quarter in which management approved the restructuring actions. Severance amounts for which affected employees were required to render service in order to receive benefits at their termination dates were measured at the date such benefits were communicated to the applicable employees and recognized as expense over the employees’ remaining service periods.

Non-cash charges in 2006 include employee-related charges of approximately $30 million related to special termination pension and medical benefits granted to certain U.S. eligible employees. These additional pension and medical benefits were reflected as a component of the benefit obligation of the Company’s pension and medical plans as of December 31, 2006. In addition, the Company also recorded $5 million of non-cash stock option expense due to the reclassification of certain employees age 50 and older to retiree status, resulting in a modification of their original stock option awards for accounting purposes.

Contract termination and other charges primarily reflect costs to terminate a contract before the end of its term (measured at fair value at the time the Company provided notice to the counterparty) or costs that will continue to be incurred under the contract for its remaining term without economic benefit to the Company.

Asset impairment charges in 2006 associated with the pharmaceuticals business and business-specific actions include $109 million relative to property, plant and equipment; $30 million relative to intangible assets; and $5 million relative to other assets. Impairment charges relative to intangible assets and property, plant and equipment reflect the excess of the assets’ carrying values over their fair values as discussed in Note 1. The pharmaceuticals business asset impairment charges are for certain assets not transferred to the buyers and primarily relate to the write-down of the assets to salvage value. The business-specific asset impairment charges primarily relate to decisions the Company made in the fourth quarter of 2006 to exit certain marginal product lines in the Display and Graphics segment and Electro and Communications segment.

NOTE 5. Supplemental Balance Sheet Information

(Millions)	2006	2005

Other current assets
Product and other insurance receivables	$255	$283
Deferred income taxes	412	236
Prepaid expenses and other	658	524
Total other current assets	$1,325	$1,043

Investments
Available-for-sale (fair value)	$14	$7
Equity-method	86	77
Cash surrender value of life insurance policies, real estate and other (cost, which approximates fair value)	214	188
Total investments	$314	$272

Property, plant and equipment — at cost
Land	$281	$256
Buildings and leasehold improvements	5,002	4,717
Machinery and equipment	11,130	10,730
Construction in progress	505	331
Capital leases	99	93
Gross property, plant and equipment	17,017	16,127
Accumulated depreciation*	(11,110)	(10,534)
Property, plant and equipment — net	$5,907	$5,593

*Includes accumulated depreciation for capital leases of $37 million for 2006 and $34 million for 2005.

Other assets
Product and other insurance receivables	$373	$437
Deferred income taxes	253	138
Other	150	65
Total other assets	$776	$640

Other current liabilities
Accrued trade payables	$556	$455
Employee benefits and withholdings	168	198
Deferred income	299	237
Property and other taxes	176	163
Product and other claims	115	138
Non-funded pension benefits	31	22
Deferred income taxes	7	9
Other	409	230
Total other current liabilities	$1,761	$1,452

Supplemental Balance Sheet Information (continued)

(Millions)	2006	2005

Other liabilities
Non-funded pension and postretirement benefits	$1,437	$710
Employee benefits	602	595
Product and other claims	311	322
Deferred income taxes	84	1,342
Minority interest in subsidiaries	278	311
Deferred income	50	45
Capital lease obligations	65	59
Other	138	215
Total other liabilities	$2,965	$3,599

Accounts payable (included as a separate line item in the Consolidated Balance Sheet) includes drafts payable on demand of $65 million and $56 million as of December 31, 2006, and 2005, respectively.

NOTE 6. Supplemental Stockholders’ Equity and Accumulated Other Comprehensive Income Information

Common stock ($.01 par value per share) of 3.0 billion shares is authorized, with 944,033,056 shares issued. Treasury stock is reported at cost, with 209,670,254 shares at December 31, 2006, 189,494,669 shares at December 31, 2005, and 170,514,775 shares at December 31, 2004. Preferred stock, without par value, of 10 million shares is authorized but unissued.

The components of the ending balances of accumulated other comprehensive income (loss) as of December 31 follow:

Accumulated Other Comprehensive Income (Loss)				Unrealized	Unrealized
			Defined	gain (loss)	gain (loss)
		Cumulative	benefit	on debt and	on cash flow
		translation	pension plans	equity	hedging
(Millions)	Total	adjustment	adjustment	securities	instruments
Balance at December 31, 2003	$(1,554)	$(208)	$(1,303)	$2	$(45)

Pre-tax amount	2,413	483	1,924	—	6
Tax effect	(727)	7	(731)	—	(3)
Net-of-tax amount	1,686	490	1,193	—	3
Balance at December 31, 2004	132	282	(110)	2	(42)

Pre-tax amount	(497)	(597)	(28)	2	126
Tax effect	(46)	19	(18)	(1)	(46)
Net-of-tax amount	(543)	(578)	(46)	1	80
Balance at December 31, 2005	(411)	(296)	(156)	3	38

Pre-tax amount	(2,791)	503	(3,208)	(1)	(85)
Tax effect	1,329	3	1,297	—	29
Net-of-tax amount	(1,462)	506	(1,911)	(1)	(56)
Balance at December 31, 2006	$(1,873)	$210	$(2,067)	$2	$(18)

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)”. This standard eliminated the requirement for a “minimum pension liability adjustment” that was previously required under SFAS No. 87. This standard required employers to recognize the underfunded or overfunded status of a defined benefit plan as an asset or liability in its statement of financial position. As a result of the implementation of SFAS No. 158, the Company recognized an after-tax decrease in accumulated other comprehensive income of $1.187 billion and $513 million for the

U.S. and International pension benefit plans, respectively, and $218 million for the postretirement health care and life insurance benefit plan. See Note 11 for additional detail.

Prior to the implementation of SFAS No. 158, a minimum pension liability adjustment would be recognized annually if the accumulated benefit obligation (ABO) exceeded the fair value of pension assets, which would result in the employer recognizing a liability that is at least equal to the unfunded ABO. For the year ended December 31, 2004, the change from a minimum pension liability within accumulated other comprehensive income to a prepaid pension asset increased stockholders’ equity by $1.193 billion (after-tax). This increase was primarily the result of the assets being in excess of the accumulated benefit obligation for the U.S. qualified plan, which caused the minimum pension liability recorded for the years ended December 31, 2003 and 2002 to be reversed. For the year ended December 31, 2005, the Company was in a prepaid asset position for its U.S. qualified plan.

Income tax effects for cumulative translation are not significant because no tax provision has been made for the translation of foreign currency financial statements into U.S. dollars. Reclassification adjustments are made to avoid double counting in comprehensive income items that are also recorded as part of net income. Reclassification adjustments (other than for cash flow hedging instruments provided in Note 12) were not material.

NOTE 7. Supplemental Cash Flow Information

(Millions)	2006	2005	2004
Cash income tax payments	$1,842	$1,277	$1,109
Cash interest payments	119	79	70
Capitalized interest	16	12	8

Individual amounts in the Consolidated Statement of Cash Flows exclude the impacts of acquisitions, divestitures and exchange rate impacts, which are presented separately. “Other — net” in the Consolidated Statement of Cash Flows within operating activities in 2006 includes outstanding liabilities at December 31, 2006, related to 3M’s restructuring actions (Note 4). 2005 includes the non-cash impact of adopting FIN 47 ($35 million cumulative effect of accounting change).

Transactions related to investing and financing activities with significant non-cash components are as follows:

In 2004, 3M purchased 100 percent of the outstanding common shares of HighJump Software Inc., for approximately $66 million, which included $23 million of cash paid (net of cash acquired) plus 3M common stock that had a fair market value of $43 million. Refer to Note 2 for additional details related to assets acquired and liabilities assumed from acquisitions. Dividends declared, but not paid at December 31, 2004, of $34 million were payable to minority interests in consolidated subsidiaries.

NOTE 8.  Income Taxes

Income Before Income Taxes, Minority Interest and Cumulative Effect of Accounting Change
(Millions)	2006	2005	2004
United States	$3,191	$2,604	$1,989
International	2,434	2,224	2,314
Total	$5,625	$4,828	$4,303

Provision for Income Taxes
(Millions)	2006	2005	2004
Currently payable
Federal	$1,087	$709	$526
State	128	82	(60)
International	824	704	692
Deferred
Federal	(261)	127	23
State	(24)	11	124
International	(31)	(6)	95
Total	$1,723	$1,627	$1,400

Components of Deferred Tax Assets and Liabilities
(Millions)	2006	2005
Accruals not currently deductible
Employee benefit costs	$206	$163
Product and other claims	190	167
Pension costs	478	(742)
Restructuring costs	66	—
Stock-based compensation	335	295
Product and other insurance receivables	(156)	(250)
Accelerated depreciation	(541)	(601)
Other	(4)	(9)
Net deferred tax asset (liability)	$574	$(977)

Reconciliation of Effective Income Tax Rate
	2006	2005	2004
Statutory U.S. tax rate	35.0%	35.0%	35.0%
State income taxes — net of federal benefit	1.0	1.3	1.0
International income taxes — net	(1.5)	(2.2)	(1.7)
Jobs Act repatriation	—	1.6	—
Foreign export sales benefit	(0.9)	(1.0)	(1.1)
U.S. business credits	(0.3)	(0.4)	(0.5)
Reserves for tax contingencies/return to provision	(2.7)	—	—
Gain on sale of pharmaceuticals business	0.4	—	—
Restructuring actions	(0.3)	—	—
In-process research and development write-off	0.6	—	—
Medicare Modernization Act	(0.4)	(0.3)	(0.2)
Domestic Manufacturer’s deduction	(0.3)	(0.2)	—
All other — net	—	(0.1)	—
Effective worldwide tax rate	30.6%	33.7%	32.5%

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

In 2006, an audit of the Company’s U.S. tax returns for years through 2001 was completed. The Company and the Internal Revenue Service reached a final settlement for these years, including an agreement on the amount of a refund claim to be filed by the Company. The Company also substantially resolved audits in certain European countries. In addition, the Company completed the preparation and filing of its 2005 U.S. federal income tax return and the corresponding 2005 state income tax returns. The adjustments from amounts previously estimated in the U.S. federal and state income tax returns (both positive and negative) included lower U.S. taxes on dividends received from the Company’s foreign subsidiaries. The Company also made quarterly adjustments (both positive and negative) to its reserves for tax contingencies. Considering the developments noted above and other factors, including the impact on open audit years of the recent resolution of issues in various audits, these reassessments resulted in a reduction of the reserves in 2006 by $149 million, inclusive of the expected amount of certain refund claims.

In 2005, the Company announced its intent to reinvest $1.7 billion of foreign earnings in the United States pursuant to the provisions of the American Jobs Creation Act of 2004. This Act provided the Company the opportunity to tax-efficiently repatriate foreign earnings for U.S. qualifying investments specified in its domestic reinvestment plan. As a consequence, in 2005, 3M recorded a charge of $75 million.

The Company made discretionary contributions to its U.S. qualified pension plan of $200 million in 2006, and $500 million in 2005. In 2004, the Company made a special pension contribution to 3M’s Japanese pension plan of $155 million and a discretionary contribution of $300 million to its U.S. qualified pension plan. The current income tax provision includes a benefit for the pension contributions; the deferred tax provision includes a cost for the related temporary difference. In addition, the Company implemented SFAS No. 158, “Employers’ Accounting for Defined

Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R) in 2006,” as discussed in Note 11. As a result, the Company recognized an after-tax decrease in accumulated other comprehensive income. The change in the year-end deferred tax balance includes the effect of recording this additional obligation in addition to the annual provision for deferred income tax expense.

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, (FIN 48), “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109.” FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures. This Interpretation is effective as of January 1, 2007 and the cumulative effects, if any, of applying this Interpretation will be recorded as an adjustment to retained earnings as of January 1, 2007. The Company does not expect the adoption of FIN 48 to have a material impact on its consolidated results of operations or financial condition.

As a result of certain employment commitments and capital investments made by 3M, income from manufacturing activities in certain countries is subject to reduced tax rates or, in some cases, is exempt from tax for years through 2014. The income tax benefits attributable to the tax status of these subsidiaries are estimated to be $20 million (3 cents per diluted share) in 2006, $23 million (3 cents per diluted share) in 2005, and $32 million (4 cents per diluted share) in 2004.

The Company has not provided deferred taxes on unremitted earnings attributable to international companies that have been considered to be reinvested indefinitely. These earnings relate to ongoing operations and were approximately $5 billion as of December 31, 2006. Because of the availability of U.S. foreign tax credits, it is not practicable to determine the income tax liability that would be payable if such earnings were not indefinitely reinvested.

NOTE 9.  Marketable Securities

During 2006, the Company invested in asset-backed securities and auction rate securities. The following is a summary of amounts recorded on the Consolidated Balance Sheet for marketable securities (current and non-current) at December 31, 2006. The Company did not have any marketable securities balance at year-end 2005.

Dec. 31,
(Millions)	2006

Auction rate securities	$377
Asset-backed securities	93
Other	1

Current marketable securities	471

Asset-backed securities	161
Other	5

Non-current marketable securities	166

Total marketable securities	$637

Classification of marketable securities as current or non-current is dependent upon management’s intended holding period, the security’s maturity date, or both. If management intends to hold the securities for longer than one year, they are classified as non-current. Unrealized gains and losses were not material in 2006. Gross realized gains and gross realized losses on sales of marketable securities were also not material. There were no impairment losses recognized on marketable securities in 2006. Cost of securities sold or reclassified use the specific identification method. Since these marketable securities are classified as available-for-sale securities, changes in fair value will flow through other comprehensive income, with amounts reclassified out of other comprehensive income into earnings upon sale. Other comprehensive income activity for these securities in 2006 was not material.

The fair value of securities in an unrealized loss position at December 31, 2006 was $86 million, all of which have been in a loss position for less than 12 months. Unrealized losses for these securities at December 31, 2006 were not material. 3M has both the intent and ability to hold the securities for the time necessary to recover the cost basis.

The balance at December 31, 2006 for marketable securities and short-term investments by contractual maturity are shown below. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

Dec. 31,
(Millions)	2006

Due in one year or less	$26
Due after one year through three years	114
Due after three years through five years	72
Due after five years	425

Total marketable securities	$637

NOTE 10.  Long-Term Debt and Short-Term Borrowings

Long-term debt and short-term borrowings as of December 31 consisted of the following (with interest rates as of December 31, 2006):

	Currency/	Effective
Long-Term Debt	Fixed vs.	Interest	Maturity
(Millions)	Floating	Rate*	Date	2006	2005
Convertible notes	USD Fixed	3.25%	2032	$542	$539
Medium-term note	USD Floating	5.35%	2009	400	—
Dealer remarketable securities	USD Fixed	5.66%	2010	350	350
6.375% note	USD Floating	5.97%	2028	328	328
ESOP debt guarantee	USD Fixed	5.62%	2007-2009	127	165
Floating rate note	USD Floating	5.02%	2041	100	100
Floating rate note	USD Floating	5.01%	2044	62	62
Other borrowings	Various	4.18%	2007-2040	252	257
Total long-term debt				$2,161	$1,801
Less: current portion of long-term debt				1,114	492
Long-term debt				$1,047	$1,309

Short-Term Borrowings and
Current Portion of Long-Term Debt
	Effective
(Millions)	Interest Rate*	2006	2005
Current portion of long-term debt	4.30%	$1,114	$492
U.S. dollar commercial paper	5.23%	1,035	514
Non-U.S. dollar commercial paper	3.67%	314	—
Other borrowings	6.87%	43	66
Total short-term borrowings and current portion of long-term debt		$2,506	$1,072

Weighted-Average Effective Interest Rate*
	Total		Excluding ESOP Debt
At December 31	2006	2005	2006	2005
Short-term	4.65%	4.57%	4.63%	4.54%
Long-term	3.67%	3.38%	3.49%	3.14%

*                    Debt tables reflect the effects of interest rate swaps at December 31; weighted-average effective interest rate table reflects the combined effects of interest rate and currency swaps at December 31.

Maturities of long-term debt for the five years subsequent to December 31, 2006 are as follows (in millions):

2007	2008	2009	2010	2011	Thereafter	Total
$1,114	$89	$444	$—	$—	$514	$2,161

Long-term debt payments due in 2007 include $542 million of Convertible Notes (final maturity 2032), $350 million of dealer remarketable securities (final maturity 2010), $62 million of medium-term notes (final maturity 2044), $42 million of floating rate notes (final maturity 2037), and $29 million of floating rate notes (final maturity 2027). The floating rate notes are presented as “Other borrowings” in the preceding long-term debt table. These securities are classified as current portion of long-term debt as the result of put provisions associated with these debt instruments.

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

At December 31, 2006, certain debt agreements ($350 million of dealer remarketable securities and $127 million of ESOP debt) had ratings triggers (BBB-/Baa3 or lower) that would require repayment of debt. The Company currently has AA/Aa1 debt ratings. In addition, a $565 million, five-year credit agreement requires 3M to maintain a capitalization ratio at no more than 0.60 to 1 at the end of each quarter. This ratio is calculated as funded debt (including all borrowed money and letters of credit utilized) to the sum of funded debt and equity. At December 31, 2006, this ratio was approximately 0.27 to 1. At December 31, 2006, available short-term committed lines of credit globally totaled approximately $620 million, of which $107 million was utilized. Debt covenants do not restrict the payment of dividends.

3M has a medium-term notes program and shelf registration that have remaining capacity of approximately $1.038 billion at December 31, 2006. In September 2003, the Company filed a shelf registration statement with the Securities and Exchange Commission relating to the potential offering of debt securities of up to $1.5 billion. This shelf registration became effective in October 2003. In December 2003, the Company established under the shelf a medium-term notes program through which up to $1.5 billion of medium-term notes may be offered. In November 2006, 3M issued a three-year, $400 million, fixed rate note. The Company entered into an interest rate swap to convert this to a rate based on a floating LIBOR index. In December 2004, 3M issued a 40-year, $62 million, floating rate note, with the rate based on a floating LIBOR index. 3M plans to use the net proceeds from issuances of debt securities under this registration for general corporate purposes, including the repayment of debt; investments in or extensions of credit to 3M subsidiaries; or the financing of possible acquisitions or business expansion.

3M may redeem its 30-year zero-coupon senior notes (the “Convertible Notes”) at any time in whole or in part, beginning November 21, 2007, at the accreted conversion price; however, bondholders may convert upon notification of redemption into 9.4602 shares of 3M common stock. Holders of the 30-year zero-coupon senior notes have the option to require 3M to purchase their notes at accreted value on November 21 in the years 2005, 2007, 2012, 2017, 2022 and 2027. In November 2005, 22,506 of the 639,000 in outstanding bonds were redeemed, resulting in a payout from 3M of approximately $20 million. This reduced the Convertible Notes’ face value at maturity to $616 million, which equates to a book value of approximately $542 million at December 31, 2006. As disclosed in a Form 8-K in November 2005, 3M amended the terms of these securities to pay cash at a rate of 2.40% per annum of the principal amount at maturity of the Company’s Convertible Notes, which equates to 2.75% per annum of the notes’ accreted value on November 21, 2005. The cash interest payments will be made semiannually in arrears on May 22, 2006, November 22, 2006, May 22, 2007 and November 22, 2007 to holders of record on the 15th calendar day preceding each such interest payment date.

3M originally sold $639 million in aggregate face amount of these “Convertible Notes” on November 15, 2002, which are convertible into shares of 3M common stock. The gross proceeds from the offering, to be used for general corporate purposes, were $550 million ($540 million net of issuance costs). Debt issuance costs were amortized on a straight-line basis over a three-year period beginning in November 2002. On February 14, 2003, 3M registered these Convertible Notes in a registration statement filed with the Securities and Exchange Commission. The terms of the Convertible Notes include a yield to maturity of .50% and an initial conversion premium of 40% over the $65.00 (split-adjusted) closing price of 3M common stock on November 14, 2002. If certain conditions for conversion (relating to the closing common stock prices of 3M exceeding the conversion trigger price for specified periods) are met, holders may convert each of the 30-year zero-coupon senior notes into 9.4602 shares of 3M common stock in any calendar quarter commencing after March 31, 2003. The conversion trigger price for the fourth quarter of 2006 was $120.60 per share. If the conditions for conversion are met, and 3M elects not to settle in cash, the 30-year zero-coupon senior notes will be convertible in the aggregate into approximately 5.8 million shares of 3M common stock. 3M may choose to pay the redemption purchase price in cash and/or common stock; however, if redemption occurs, the Company has the intent and ability to settle this debt security in cash. The conditions for conversion have never been met; accordingly, there has been no impact on 3M’s diluted earnings per share. For a discussion of accounting pronouncements that will affect accounting treatment for the Convertible Notes, refer to Note 1 for discussion of EITF Issue No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” and proposed SFAS No. 128R, “Earnings per Share.”

In December 2006, the Company’s $350 million of dealer remarketable securities were remarketed for one year. They were reissued with a fixed coupon rate of 5.66%. These securities, which are classified as current portion of long-term debt, were issued in December 2000. The remarketable securities can be remarketed annually, at the option of the dealer, for a year each time, with a final maturity date of December 2010.

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

The Company’s pension funding policy is to deposit with independent trustees amounts allowable by law. Trust funds and deposits with insurance companies are maintained to provide pension benefits to plan participants and their beneficiaries. There are no plan assets in the non-qualified plan due to its nature. For its U.S. postretirement health care and life insurance benefit plans, the Company has set aside amounts at least equal to annual benefit payments with an independent trustee.

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

In August 2006, the Pension Protection Act (PPA) was signed into law in the U.S. The PPA replaces the funding requirements for defined benefit pension plans by subjecting defined benefit plans to 100% of the current liability funding target. Defined benefit plans with a funding status of less than 80% of the current liability are defined as being “at risk”. The PPA is effective for the 2008 plan year. 3M’s U.S. qualified defined benefit plans are funded in excess of 80%, and therefore the company expects that the plans will not be subject to the “at risk” funding requirements of the PPA and that the law will not have a material impact on future contributions.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)”. This standard requires employers to recognize the underfunded or overfunded status of defined benefit pension and postretirement plans as an asset or liability in its statement of financial position, and recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income, which is a component of stockholders’ equity. This standard also eliminates the requirement for Additional Minimum Pension Liability (AML) required under SFAS No. 87. As a result of the application of SFAS No. 158 as of December 31, 2006, 3M reversed assets of $2.515 billion and increased liabilities by $703 million. These liabilities were offset to accumulated other comprehensive income and deferred taxes. As a result of the implementation of SFAS No. 158, the Company recognized an after-tax decrease in accumulated other comprehensive income of $1.187 billion and $513 million for the U.S. and International pension benefit plans, respectively, and $218 million for the postretirement health care and life insurance benefit plan.

The following illustrates the adjustments to the balance sheet to record the funded status as of December 31, 2006:

(millions)	With AML from 2005	AML adjustment	Pre-SFAS No. 158 with AML adjustments	SFAS No.158 adoption adjustments	Post SFAS No. 158
Prepaid Pension/(accrued pension liability)	$2,111	$15	$2,126	$(3,199)	$(1,073)
Intangible asset	24	(5)	19	(19)	—
Deferred tax asset	98	(3)	95	1,300	1,395
Accumulated other comprehensive income, net of tax	156	(7)	149	1,918	2,067
Accumulated other comprehensive income, pre-tax	254	(10)	244	3,218	3,462

Following is a reconciliation of the beginning and ending balances of the benefit obligation and the fair value of plan assets as of December 31:

	Qualified and Non-qualified Pension Benefits				Postretirement
	United States		International		Benefits
(Millions)	2006	2005	2006	2005	2006	2005
Change in benefit obligation
Benefit obligation at beginning of year	$10,052	$8,949	$3,884	$3,896	$1,918	$1,792
Acquisitions	—	53	22	13	—	—
Service cost	196	177	124	102	58	53
Interest cost	539	502	183	176	104	101
Participant contributions	—	—	4	9	41	35
Foreign exchange rate changes	—	—	365	(388)	—	2
Plan amendments	2	—	(1)	—	(157)	(78)
Actuarial (gain) loss	(142)	876	26	363	35	167
Medicare Part D Reimbursement	—				10
Benefit payments	(530)	(512)	(146)	(137)	(168)	(154)
Settlements, curtailments, special termination benefits and other	32	7	(11)	(150)	—	—
Benefit obligation at end of year	$10,149	$10,052	$4,450	$3,884	$1,841	$1,918
Change in plan assets
Fair value of plan assets at beginning of year	9,285	8,422	3,340	3,305	1,239	1,133
Acquisitions	—	42	21	10	—	—
Actual return on plan assets	1,072	807	325	435	188	91
Company contributions	233	526	115	128	37	134
Participant contributions	—	—	4	9	41	35
Foreign exchange rate changes	—	—	316	(324)	—	—
Benefit payments	(530)	(512)	(146)	(147)	(168)	(154)
Settlements, curtailments, special termination benefits and other	—	—	(5)	(76)	—	—
Fair value of plan assets at end of year	$10,060	$9,285	$3,970	$3,340	$1,337	$1,239
Funded status at end of year	$(89)	$(767)	$(480)	$(544)	$(504)	$(679)

	Qualified and Non-qualified Pension Benefits				Postretirement
	United States		International		Benefits
(Millions)	2006	2005	2006	2005	2006	2005
Funded status of plans as of Dec. 31, 2005
Plan assets at fair value less than benefit obligation	N/A	$(767)	N/A	$(544)	N/A	$(679)
Unrecognized transition (asset) obligation	N/A	—	N/A	6	N/A	—
Unrecognized prior service cost (benefit)	N/A	76	N/A	(69)	N/A	(231)
Unrecognized net actuarial (gain) loss	N/A	2,676	N/A	954	N/A	1,005
Net amount recognized	N/A	$1,985	N/A	$347	N/A	$95
Amounts recognized in the Consolidated Balance Sheet as of December 31, 2005
Prepaid pension assets	N/A	$2,171	N/A	$529	N/A	$181
Accrued liabilities	N/A	(354)	N/A	(292)	N/A	(86)
Intangible assets	N/A	5	N/A	19	N/A	—
Accumulated other comprehensive income — pre-tax	N/A	163	N/A	91	N/A	—
Net amount recognized	N/A	$1,985	N/A	$347	N/A	$95
Amounts recognized in the Consolidated Balance Sheet as of Dec. 31, 2006
Non-current assets	$269	N/A	$126	N/A	$—	N/A
Accrued benefit cost
Current liabilities	(26)	N/A	(5)	N/A	—	N/A
Non-current liabilities	(332)	N/A	(601)	N/A	(504)	N/A
Ending balance	$(89)	N/A	$(480)	N/A	$(504)	N/A
Amounts recognized in accumulated other comprehensive income as of Dec. 31, 2006
Net transition obligation (asset)	$—	N/A	$3	N/A	$—	N/A
Net actuarial loss (gain)	2,027	N/A	899	N/A	874	N/A
Prior service cost (credit)	64	N/A	(65)	N/A	(339)	N/A
Ending balance	$2,091	N/A	$837	N/A	$535	N/A

The accumulated benefit obligation of the U.S. pension plans was $9.560 billion and $9.410 billion at December 31, 2006 and 2005, respectively. The accumulated benefit obligation of the international pension plans was $3.756 billion and $3.306 billion at December 2006 and 2005, respectively. Certain pension plans were underfunded as of December 31, 2006 and 2005.

The following amounts relate to international pension plans with projected benefit obligations in excess of plan assets:

(Millions)	2006	2005
Projected benefit obligation	$3,680	$3,189
Accumulated benefit obligation	3,049	2,662
Fair value of plan assets	3,073	2,557

The following amounts relate to international pension plans with accumulated benefit obligations in excess of plan assets:

(Millions)	2006	2005
Projected benefit obligation	$1,020	$953
Accumulated benefit obligation	854	819
Fair value of plan assets	578	551

Components of net periodic benefit cost and other supplemental information for the year ended December 31 follow:

Components of net periodic benefit cost	Qualified and Non-qualified
and other amounts recognized in other	Pension Benefits						Postretirement
comprehensive income	United States			International			Benefits
(Millions)	2006	2005	2004	2006	2005	2004	2006	2005	2004

Net periodic benefit cost
Service cost	$196	$177	$164	$124	$102	$101	$58	$53	$52
Interest cost	539	502	483	183	177	166	104	101	100
Expected return on plan assets	(764)	(665)	(627)	(245)	(217)	(202)	(103)	(93)	(87)
Amortization of transition (asset) obligation	—	—	—	3	4	5	—	—	—
Amortization of prior service cost (benefit)	13	13	14	(3)	(3)	(2)	(50)	(39)	(39)
Amortization net actuarial (gain) loss	202	179	159	63	58	43	84	84	84
Net periodic benefit cost	$186	$206	$193	$125	$121	$111	$93	$106	$110

Settlements, curtailments, special termination benefits and other	32	6	21	4	(2)	—	—	—	—
Net periodic benefit cost after settlements, curtailments, special termination benefits and other	$218	$212	$214	$129	$119	$111	$93	$106	$110

The estimated amortization from accumulated other comprehensive income into net periodic benefit cost in 2007 follows:

Amounts expected to be amortized from
accumulated other comprehensive income
into net periodic benefit costs over next fiscal year as of December 31, 2006	Qualified and Non-qualified Pension Benefits		Postretirement
(Millions)	United States	International	Benefits
Amortization of transition (asset) obligation	$—	$3	$—
Amortization of prior service cost (benefit)	14	(3)	(72)
Amortization of net actuarial (gain) loss	126	53	75
	$140	$53	$3

Other supplemental information for the years ended December 31 follows:

	Qualified and Non-qualified
	Pension Benefits						Postretirement
Weighted-average assumptions used	United States			International			Pension Benefits
to determine benefit obligations	2006	2005	2004	2006	2005	2004	2006	2005	2004

Discount rate	5.75%	5.50%	5.75%	4.88%	4.50%	4.88%	5.75%	5.50%	5.75%
Compensation rate increase	4.30%	4.30%	4.30%	3.67%	3.52%	3.55%	4.30%	4.30%	4.30%

Weighted-average assumptions used
to determine net cost for years ended	2006	2005	2004	2006	2005	2004	2006	2005	2004

Discount rate	5.50%	5.75%	6.00%	4.50%	4.88%	4.95%	5.50%	5.75%	6.00%
Expected return on assets	8.75%	8.75%	9.00%	7.20%	7.08%	7.09%	8.60%	8.60%	9.39%
Compensation rate increase	4.30%	4.30%	4.30%	3.52%	3.55%	3.46%	4.30%	4.30%	4.30%

As of December 31, 2005, the Company converted to the RP (Retirement Plans) 2000 Mortality Table for calculating the year-end 2005 U.S. pension and postretirement obligations and 2006 expense. The impact of this change increased the year-end 2005 U.S. Projected Benefit Obligations for pension by $385 million, the year-end 2005 U.S. Accumulated Benefit Obligations for pension by $349 million and the 2005 U.S. Accumulated Postretirement Benefit

Obligation by $93 million. This change also increased pension expenses for 2006 by $64 million and postretirement expenses by $17 million.

The Company reviews external data and its own historical trends for health care costs to determine the health care trend rates for the postretirement medical plans. As of December 31, 2006, the Company modified its health care trend rates assumption by raising the rate and separating the trend rates used for plan participants less than 65 years of age and plan participants greater than 65 years of age. The separation of the trend rates reflects the higher costs associated with prescription drugs in the greater than 65 age group. The assumed health care trend rates as of December 31 are as follows:

	2006		2005
Assumed health care trend rates	Pre-65	Post-65

Health care cost trend rate used to determine benefit obligations	9.00%	10.25%	8.00%
Rate that the cost trend rate is assumed to decline to (ultimate trend rate)	5.00%	5.00%	5.00%
Years to Ultimate Trend Rate	9	9	3

The assumed health care trend rates shown above reflect 3M’s expected medical and drug claims experience. The Company has developed certain long-term strategies to help offset trend rates through care management, strategic sourcing activities and plan design. A one percentage point change in assumed health cost trend rates would have the following effects:

Health Care Cost	One Percentage	One Percentage
(Millions)	Point Increase	Point Decrease
Effect on total of service and interest cost	$24	$(19)
Effect on postretirement benefit obligation	205	(173)

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

For the U.S. pension plan, the Company’s assumption for the expected return on plan assets was 8.75% in 2006. Projected returns are based primarily on broad, publicly traded equity and fixed-income indices and forward-looking estimates of active portfolio and investment management. The Company’s expected long-term rate of return on U.S. plan assets is based on an asset allocation assumption of 44% U.S. and 15% international equities, with an expected long-term rate of return of 8.0% for both U.S. and international equities; 13% private equities with an expected long-term rate of return of 13.0%; 28% fixed-income securities with an expected long-term rate of return of 5.0%; and an additional rate of return of 0.95% from active investment management. These assumptions result in an 8.75% expected rate of return on an annualized basis. The plan assets earned a rate of return in excess of 12%, 10% and 13% in 2006, 2005 and 2004, respectively. The average annual actual return on the plan assets over the past 10 and 25 years has been 10.0% and 12.7%, respectively.

The U.S. plan’s asset allocation by asset category as of plan measurement dates follows:

		Percentage
	Target	of Plan Assets
Asset Category	Allocation	2006	2005
U.S. qualified pension plan
Domestic equity	44%	46%	46%
International equity	15	15	14
Fixed income	28	26	29
Private equity	13	12	9
Cash	—	1	2
Total	100%	100%	100%
Postretirement benefits measurement
Domestic equity	70%	77%	77%
International equity	2	2	2
Fixed income	10	10	11
Private equity	18	10	9
Cash	—	1	1
Total	100%	100%	100%

While the target asset allocations do not have a percentage allocated to cash, the plans will always have some cash due to cash flows. The postretirement allocation shown above represents a weighted-average allocation for U.S. plans.

The international plans’ weighted-average asset allocation as of plan measurement dates follows:

	Percentage of Plan Assets
Asset Category	2006	2005
International pension plans
Domestic equity	11%	22%
Foreign equity	11	33
Global equity	35	—
Real estate	3	3
Domestic fixed income	19	15
Foreign fixed income	5	9
Insurance	15	15
Cash	1	1
Other	—	2
Total	100%	100%

The preceding asset allocations for international plans represent the top six countries by projected benefit obligation. These countries represent approximately 90% of the total projected international benefit obligation. The other countries’ asset allocations would not have a significant impact on the information presented.

In the third quarter of 2006, the Company made discretionary contributions totaling $200 million to its U.S. qualified pension plan. In 2007, the Company expects to contribute an amount in the range of $100 million to $400 million to its U.S. and international pension plans. The Company does not have a required minimum pension contribution obligation for its U.S. plans in 2007. Therefore, the amount of the anticipated discretionary contribution could vary significantly depending on the U.S. plans’ funding status as of the 2007 measurement date and the anticipated tax deductibility of the contribution.

In 2005, the Company transferred a portion of its Sumitomo 3M pension liabilities and assets to the Japanese government, as allowed by a Japanese government program. This program allowed 3M to transfer $145 million in pension liabilities and $74 million in pension assets to the Japanese government. The company remeasured its projected benefit obligation and plan assets to include the effect of this transfer. As a result of the remeasurement, the Company recognized a gain of $8 million. The gain partially offsets the 2005 net periodic benefit cost.

The following estimated benefit payments are payable from the plans to participants:

	Qualified and Non-qualified		Postretirement	Medicare Subsidy
	Pension Benefits		Benefits	Receipts
(Millions)	United States	International

2007 Benefit Payments	$548	$152	$116	$12
2008 Benefit Payments	563	159	124	14
2009 Benefit Payments	580	167	131	16
2010 Benefit Payments	599	176	139	18
2011 Benefit Payments	620	184	145	20
Following five years	3,463	1,071	794	129

NOTE 12.  Derivatives and Other Financial Instruments

The Company uses interest rate swaps, currency swaps, and forward and option contracts to manage risks generally associated with foreign exchange rate, interest rate and commodity price fluctuations. The information that follows explains the various types of derivatives and financial instruments, and includes a table that recaps cash flow hedging amounts.

Foreign Currency Forward and Option Contracts: The Company enters into foreign exchange forward contracts, options and swaps to hedge against the effect of exchange rate fluctuations on cash flows denominated in foreign currencies and certain intercompany financing transactions. These transactions are designated as cash flow hedges. At December 31, 2006, the Company had various open foreign exchange forward and option contracts, the majority of which had maturities of one year or less. The settlement or extension of these derivatives will result in reclassifications to earnings in the period during which the hedged transactions affect earnings (from other comprehensive income). The maximum length of time over which 3M is hedging its exposure to the variability in future cash flows for a majority of the forecasted transactions is 12 months. Hedge ineffectiveness was not material for the years 2006, 2005 and 2004.

Commodity Price Management: The Company manages commodity price risks through negotiated supply contracts, price protection agreements and forward physical contracts. The Company uses commodity price swaps as cash flow hedges of forecasted transactions to manage price volatility. The related mark-to-market gain or loss on qualifying hedges is included in other comprehensive income to the extent effective, and reclassified into cost of sales in the period during which the hedged transaction affects earnings. 3M has hedged its exposure to the variability of future cash flows for certain forecasted transactions through 2008. No significant commodity cash flow hedges were discontinued and hedge ineffectiveness was not material during the years 2006, 2005 and 2004.

Amounts recorded in accumulated other comprehensive income (loss) related to cash flow hedging instruments follow.

Cash Flow Hedging Instruments	Twelve months ended
Net of Tax	December 31
(Millions)	2006	2005	2004

Beginning balance	$38	$(42)	$(45)

Changes in fair value of derivatives	(53)	70	(48)
Reclassifications to earnings from equity	(3)	10	51
Total activity	(56)	80	3

Ending balance	$(18)	$38	$(42)

At December 31, 2006, the Company expects to reclassify to earnings over the next 12 months a majority of the cash flow hedging instruments after-tax loss of $18 million (with the impact offset by cash flows from underlying hedged items).

Interest Rate Swaps: The Company manages interest expense using a mix of fixed and floating rate debt. To help manage borrowing costs, the Company may enter into interest rate swaps. Under these arrangements, the Company agrees to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated by reference to an agreed-upon notional principal amount.

At December 31, 2006, the Company had interest rate swaps designated as fair value hedges of underlying fixed rate obligations (none at December 31, 2005). In June 2006, the Company entered into a $330 million fixed-to-floating interest rate swap to hedge the 30-year bond due in 2028. In November 2006, the Company entered into a $400 million fixed-to-floating interest rate swap concurrent with the issuance of the three-year medium-term note due in 2009. The mark-to-market of these fair value hedges is recorded as gains or losses in interest expense and is offset by the gain or loss on the underlying debt instrument, which also is recorded in interest expense. The fair value of these interest rate swaps was $26 million as of December 31, 2006. These fair value hedges are 100% effective and, thus, there is no impact on earnings due to hedge ineffectiveness.

Net Investment Hedging: As circumstances warrant, the Company uses cross currency swaps and forwards to hedge portions of the Company’s net investments in foreign operations. For hedges that meet the effectiveness requirements, the net gains or losses attributable to changes in spot exchange rates are recorded in cumulative translation within other comprehensive income. The remainder of the change in value of such instruments is recorded in earnings.

In September 2006, the Company entered into a three-year floating-to-floating cross currency swap with a notional amount of $300 million. This transaction is a partial hedge of the Company’s net investment in its Japanese subsidiaries. This swap converts U.S. dollar-based variable interest payments to yen-based variable interest payments associated with the notional amount.

In November 2006, the Company entered into a three-year floating-to-floating cross currency swap with a notional amount of $200 million. This transaction is a partial hedge of the Company’s net investment in its European subsidiaries. This swap converts U.S. dollar-based variable interest payments to euro-based variable interest payments associated with the notional amount.

In December 2006, the Company entered into foreign currency forward contracts with a notional amount of $556 million relative to the Company’s net investment in its European subsidiaries and with a notional amount of $209 million relative to the Company’s net investment in its Japanese subsidiaries. These forwards mature in December 2007.

The unrealized loss recorded in cumulative translation related to net investment hedging at December 31, 2006 was $18 million and the unrealized gain at December 31, 2005 was $47 million.

Currency Effects: 3M estimates that year-on-year currency effects, including hedging impacts, increased net income by approximately $20 million in 2006, $115 million in 2005, and $181 million in 2004. This estimate includes the effect of translating profits from local currencies into U.S. dollars; the impact of currency fluctuations on the transfer of goods between 3M operations in the United States and abroad; and transaction gains and losses, including derivative instruments designed to reduce foreign currency exchange rate risks. 3M estimates that year-on-year derivative and other transaction gains and losses had an immaterial impact on net income in 2006 and increased net income by approximately $50 million in 2005 and $48 million in 2004.

Credit risk: The Company is exposed to credit loss in the event of nonperformance by counterparties in interest rate swaps, currency swaps, and option and foreign exchange contracts. However, the Company’s risk is limited to the fair value of the instruments. The Company actively monitors its exposure to credit risk through the use of credit approvals and credit limits, and by selecting major international banks and financial institutions as counterparties. The Company does not anticipate non-performance by any of these counterparties. During the second quarter of 2006, the Company entered into a credit support agreement with one of its primary derivatives counterparties. Under this agreement either party is required to post eligible collateral when the market value of transactions covered by the agreement exceeds specified thresholds, thus limiting credit exposure for both parties.

Fair value of financial instruments: At December 31, 2006 and 2005, the Company’s financial instruments included cash and cash equivalents, marketable securities, accounts receivable, investments, accounts payable, borrowings, and derivative contracts. The fair values of cash and cash equivalents, accounts receivable, accounts payable, and short-term borrowings and current portion of long-term debt (except the $350 million dealer remarketable security) approximated carrying values because of the short-term nature of these instruments. Available-for-sale marketable securities, investments and derivative contracts are reported at fair values. Fair values for investments held at cost are not readily available, but are estimated to approximate fair value. The carrying amounts and estimated fair values of other financial instruments based on third-party quotes as of December 31 follow:

Financial Instruments’ Carrying Amounts and Estimated Fair Values	2006		2005
	Carrying	Fair	Carrying	Fair
(Millions)	Amount	Value	Amount	Value
Dealer remarketable securities	$350	$358	$350	$352
Convertible note (put option in 2007)	542	568	539	549
Long-term debt	1,047	1,054	770	816

NOTE 13.  Commitments and Contingencies

Capital and Operating Leases:

Rental expense under operating leases was $211 million in 2006, $195 million in 2005, and $181 million in 2004. It is 3M’s practice to secure renewal rights for leases, thereby giving 3M the right, but not the obligation, to maintain a presence in a leased facility. 3M’s primary capital lease, which became effective in April 2003, involves a building in the United Kingdom (with a lease term of 22 years). During the second quarter of 2003, 3M recorded a capital lease asset and obligation of approximately 33.5 million United Kingdom pounds (approximately $66 million at December 31, 2006 exchange rates). Minimum lease payments under capital and operating leases with non-cancelable terms in excess of one year as of December 31, 2006, were as follows:

	Capital	Operating
(Millions)	Leases	Leases
2007	$6	$85
2008	6	65
2009	5	50
2010	5	26
2011	5	19
After 2011	52	114
Total	79	$359
Less: Amounts representing interest	12
Present value of future minimum lease payments	67
Less: Current obligations under capital leases	2
Long-term obligations under capital leases	$65

Warranties/Guarantees:

3M’s accrued product warranty liabilities, recorded on the Consolidated Balance Sheet as part of current and long-term liabilities, are estimated at approximately $25 million as of December 31, 2006. 3M does not consider this amount to be material. The fair value of 3M guarantees of loans with third parties and other guarantee arrangements are not material.

Related Party Activity:

Purchases from related parties (largely related to companies in which 3M has an equity interest) totaled approximately $160 million in 2006 ($141 million in 2005 and $124 million in 2004). Receivables due from related parties (largely related to receivables from employees for relocation and other ordinary business expense advances) totaled approximately $36 million in 2006 ($37 million in 2005, and $34 million in 2004). 3M sales to related parties totaled approximately $4 million in 2006 ($5 million in 2005, and $91 million in 2004). Indebtedness to 3M from related parties was not material in 2006, 2005 and 2004.

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

The Company has resolved each of these actions. The settlements of the various purported class actions received final court approval in 2006, and the settlement of the single certified class action pending in the federal court in Pennsylvania received preliminary court approval in the fall of 2006 and is scheduled for a final court approval hearing in the spring of 2007.

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

Respirator Mask/Asbestos Litigation

For more than 25 years the Company has defended and resolved the claims of hundreds of thousands of individual claimants alleging injuries from occupational dust exposures. As of December 31, 2006, the Company is a named defendant, with multiple co-defendants, in numerous lawsuits in various courts that purport to represent approximately 17,700 individual claimants, a decrease from the approximately 48,600 individual claimants with actions pending at December 31, 2005.

The vast majority of the lawsuits and claims resolved by and currently pending against the Company allege use of some of the Company’s mask and respirator products and seek damages from the Company and other defendants for alleged personal injury from workplace exposures to asbestos, silica, coal or other occupational dusts found in products manufactured by other defendants or generally in the workplace. The remaining claimants generally allege personal injury from occupational exposure to asbestos from products previously manufactured by the Company, which are often unspecified, and by other defendants, or occasionally at Company premises.

In many of these lawsuits and claims, the Company is named as a defendant with multiple co-defendants where no product the Company manufactured is identified or where the Company is ultimately determined not to have manufactured the products identified by the plaintiffs. The Company’s vigorous defense of this litigation has resulted in: (i) dismissals of many claims without any payment by the Company including more than 20,000 such dismissals in 2006 alone; (ii) an average settlement value of less than $1,000 per claimant for all of the claims and lawsuits that the Company has resolved, including those dismissed without payment; and (iii) jury verdicts for the Company in six of the seven cases tried to verdict (such trials occurred in 1999, 2000, 2003 and 2004), and an appellate reversal in 2005 of the one jury verdict adverse to the Company.

Many of the resolved lawsuits and claims involved unimpaired claimants who were recruited by plaintiffs’ lawyers through mass chest x-ray screenings. The Company experienced a significant decline in the number of claims filed in 2006 from prior years by apparently unimpaired claimants. The Company attributes this decline to several factors, including certain changes enacted in several states in recent years of the law governing asbestos-related claims, and the highly-publicized decision in mid-2005 of the United States District Court for the Southern District of Texas that identified and criticized abuses by certain attorneys, doctors and x-ray screening companies on behalf of claimants. The Company expects the filing of claims by unimpaired claimants in the future to continue at much lower levels than in the past. The Company believes that due to this change in the type and volume of incoming claims, it is likely that the number of claims alleging more serious injuries, including mesothelioma and other malignancies, while remaining relatively constant, will represent a greater percentage of total claims than in the past. The Company has demonstrated in past trial proceedings that its respiratory protection products are effective as claimed when used in the intended manner and in the intended circumstances. Consequently the Company believes that claimants are unable to establish that their medical condition, even if significant, is attributable to the Company’s respiratory protection products. Nonetheless the Company’s litigation experience indicates that such claims are costlier to resolve than the claims of unimpaired persons, and it therefore anticipates an increase in the average cost of resolving pending and future claims on a per-claim basis than it experienced in prior periods when the vast majority of claims were asserted by the unimpaired.

Plaintiffs have asserted specific dollar claims for damages in approximately 64% of the 6,108 lawsuits that were pending against the Company at the end of 2006 in all jurisdictions. A majority of states restrict or prohibit specifying damages in tort cases such as these, and most of the remaining jurisdictions do not require such specification. In those cases in which plaintiffs choose to assert specific dollar amounts in their complaints, brought in states that permit such pleading, the amounts claimed are typically not meaningful as an indicator of the Company’s potential liability. This is because (a) the amounts claimed typically bear no relation to the extent of the plaintiff’s injury, if any; (b) the complaints nearly always assert claims against multiple defendants with the typical complaint asserting claims against as few as a dozen different defendants to upwards of 275 different defendants, the damages alleged are not attributed to individual defendants, and a defendant’s share of liability may turn on the law of joint and several liability, which can vary by state, and by the amount of fault a jury allocates to each defendant if a case is ultimately tried before a jury; (c) many cases are filed against the Company even though the plaintiffs did not use any of the Company’s products and, ultimately, are withdrawn or dismissed without any payment; and (d) many cases are brought on behalf of plaintiffs who have not suffered any medical injury, and, ultimately, are resolved without any payment or a payment that is a small fraction of the damages initially claimed. Of the 3,917 pending cases in which purported damage amounts are specified in the complaints, 2,207 cases involve claims of $100,000 or less (88 of them also allege punitive damages of $10,000, 16 of them also allege punitive damages of $15,000, and three of them also allege punitive damages of $1,000,000); 168 cases involve claims above $100,000 up to $3 million (45 of them also allege punitive damages of $250,000, 72 of them also allege punitive damages of $350,000, one of them also alleges punitive damages of $1 million, 45 of them also allege punitive damages of $1.5 million, and one of them also alleges punitive damages of $2 million); three cases involve claims above $3 million but less than $7.5 million (two also allege punitive damages of $350,000 and one of them also alleges punitive damages of $5 million); 31 cases involve claims of $7.5 million; five cases involve claims above $7.5 million but less than $10 million (four of them also allege punitive damages of $21 million); 1,473 cases involve claims of $10 million (1,405 of them also allege punitive damages of $10 million, and one of them also alleges punitive damages of $15 million); 24 cases involved claims above $10 million but less than $50 million (two of them also allege punitive damages of $350,000, two of them also allege punitive damages of $15 million, five of them also allege punitive damages of $15.5 million, and four of them also allege punitive damages of $20 million); and six cases involve claims of $50 million (five of them also allege punitive damages of $50 million). Some complaints allege that the compensatory and punitive damages are at least the amounts specified. As stated, the Company’s experience and the other reasons cited indicate that the damage amounts specified in complaints are not a meaningful factor in any assessment of the Company’s potential liability.

As previously reported, the State of West Virginia, through its Attorney General, filed a complaint in 2003 against the Company and two other manufacturers of respiratory protection products in the Circuit Court of Lincoln County, West Virginia and amended it in 2005. The amended complaint seeks substantial, but unspecified, compensatory damages primarily for reimbursement of the costs allegedly incurred by the State for worker’s compensation and healthcare benefits provided to all workers with occupational pneumoconiosis, including current or former miners allegedly suffering from silicosis and/or coal miner’s pneumoconiosis (“Black Lung disease”) and unspecified punitive damages.

Employment Litigation

As previously reported, one current and one former employee of the Company filed a purported class action in the District Court of Ramsey County, Minnesota in December 2004, seeking to represent a class of all current and certain former salaried employees employed by 3M in Minnesota below a certain salary grade who were age 46 or older at any time during the applicable period to be determined by the Court. The complaint alleges the plaintiffs suffered various forms of employment discrimination on the basis of age in violation of the Minnesota Human Rights Act and seeks injunctive relief, unspecified compensatory (up to triple actual damages) and punitive damages in excess of $50,000, including back and front pay and attorneys’ fees. In January 2006, the plaintiffs filed a motion to join four additional named plaintiffs. This motion was unopposed by the Company and the four plaintiffs were joined in the case, although one claim has been dismissed following an individual settlement.

A similar age discrimination purported class action was filed against the Company in November 2005 in the Superior Court of Essex County, New Jersey on behalf of a class of New Jersey-based employees of the Company. The Company removed this case to the United States District Court for the District of New Jersey. In addition, three former employees filed age discrimination charges against the Company with the U.S. Equal Employment Opportunity Commission and the pertinent state agencies in Texas, Minnesota and California, during 2005. Such filings include allegations that the release of claims signed by certain former employees in the purported class defined in the charges is invalid for various reasons. In 2006, one current employee filed an age discrimination charge against the Company with the U.S. Equal Employment Opportunity Commission and the pertinent state agency in Missouri, asserting claims on behalf of a class of all current and certain former salaried employees who worked in Missouri and other states other than Minnesota and New Jersey. The same law firm represents the plaintiffs and claimants in each of these proceedings.

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

Regulatory Activities: As previously reported, the Company has been voluntarily cooperating with ongoing reviews by local, state, national (primarily the U.S. Environmental Protection Agency (EPA)), and international agencies of possible environmental and health effects of perfluorooctanyl compounds (perflurooctanoic acid or “PFOA” and perfluorooctane sulfonate or “PFOS”) and related compounds. As a result of its phase-out decision in May 2000, the Company no longer manufactures perfluorooctanyl compounds except that a subsidiary recovers and recycles PFOA for internal use in production processes.

In January, 2006, the EPA announced a voluntary initiative under which eight companies, including the Company and its subsidiary referenced above, would commit to reduce emissions and product content of PFOA by 95% by 2010 over levels in 2000, and to commit to working toward the elimination of PFOA from emissions and products by 2015. The Company is well positioned to comply with these objectives in light of its phase out of perfluorooctanyl chemistry in 2000. In October of 2006, the Company submitted its initial report under this voluntary initiative.

In January 2005, the EPA issued a draft risk assessment for PFOA and submitted it for review to the EPA Science Advisory Board. The EPA document expresses the EPA’s preliminary assessment in terms of the margin of exposure between the levels of that compound that cause adverse health effects in laboratory animals and the levels found in human blood sera in the U.S. population. A panel convened by the Science Advisory Board issued a draft report in June 2005 and a revised draft in January 2006. The Science Advisory Board has conditionally approved the revised draft of the panel, which among other things recommended that EPA classify PFOA under the EPA’s hazard descriptor of “likely to be carcinogenic to humans.” The selection by the panel of this descriptor was based upon the view that data from two studies show that PFOA is a multisite carcinogen in rats. The Company disagrees with this classification since the panel did not consider other important data. The EPA is expected to make a final risk assessment based on its work to date and additional data not considered by the Science Advisory Board. In January 2006, the EPA stated that to date it “is not aware of any studies specifically relating current levels of PFOA exposure to human health effects.”

The EPA signed a Memorandum of Understanding with the Company and Dyneon LLC, a subsidiary of the Company, in October, 2004, under which the Company is monitoring the potential presence of PFOA at and around the Company’s manufacturing facility in Decatur, Alabama. Activities are in progress pursuant to this Memorandum of Understanding.

Regulatory activities concerning PFOA and/or PFOS continue in Europe and elsewhere, and before certain international bodies. These activities include gathering of exposure and use information, risk assessment, and consideration of regulatory approaches. On October 25, 2006, the European Union Parliament passed proposed restrictions on the marketing and use of PFOS. The Directive will go into force when the EC formally adopts and publishes the regulation. Once published, Member States will have 18 months to enact the Directive into national law. It is anticipated that the Directive will become effective mid-2008.

The Company has been cooperating with the process to review whether PFOS meets the criteria under the Protocol for Persistent Organic Pollutants (“POPs Protocol”). This Protocol is part of an international treaty known as the Convention on Long-Range Transboundary Air Pollution (LRTAP). In December of 2005, the Executive Body comprised of parties to the Protocol decided that the record generated under the Protocol review process was sufficient to determine that PFOS qualifies as a “POP” and that the review process should now proceed to a “Track B” review focused on the economic impacts and other aspects of adding PFOS to the Protocol. The United States, which has signed but not yet ratified this Protocol, indicated its disagreement with the Executive Body decision. In December of 2006, the Executive Body decided that the Track B review should continue and that further information is required before a decision on whether to add PFOS to the Protocol should be made. PFOS also has been nominated for addition to another international treaty focused on POPs known as the Stockholm Convention. A process to prepare a risk profile for PFOS is now proceeding under that Convention.

As previously reported, the Company and state agencies tested groundwater beneath three former waste disposal sites in Washington County, Minnesota, used many years ago by the Company to dispose lawfully of waste containing perfluoronated compounds. The test results show that water from certain municipal wells in Oakdale, Minnesota near two of the former disposal sites and some private wells in that vicinity in Lake Elmo, Minnesota contain low levels of PFOS and PFOA that, in some cases, are slightly above guidelines established by the Minnesota Department of Health (“MDH”).

The MDH is reevaluating these advisory health-based values (HBV) for PFOS/PFOA (i.e., the amount of a chemical in drinking water considered by the MDH staff to be safe for people to drink for a lifetime) and may lower them in the future. Additional testing by the MDH shows that water from the municipal wells in Oakdale, Minnesota and some private wells in Lake Elmo, Minnesota also contain low levels of other perfluoronated compounds. The MDH currently plans to apply the guidelines for PFOS/PFOA for some of these compounds. As previously reported, the Company on its own initiative agreed with the City of Oakdale to construct, operate and maintain for at least five years a granular activated carbon water treatment system to treat one or more of Oakdale’s municipal wells. The Company also donated several acres of land to the city of Lake Elmo, Minnesota for a water tower and granted the City approximately $4 million that the City will use to expand municipal water service to neighborhoods that include a small number of private wells in which levels of PFOS, PFOA and other perfluoronated compounds have been detected.

The MDH has also recently detected low levels of a perfluoronated compound called perfluorobutanoic acid (PFBA) in municipal wells in six nearby communities (Woodbury, Cottage Grove, Newport, St. Paul Park, South St. Paul, and Hastings, all communities located southeast of St. Paul), some of which slightly exceed the MDH’s interim advisory level for PFBA. The Company is working with the MDH and the Minnesota Pollution Control Agency (MPCA) in assessing the source of PFBA in these municipal wells and is supplying data that could be used in determining an appropriate guideline level. The MDH has not issued any HBV for PFBA and is temporarily applying guidelines it has developed for PFOA. The Company has advised the affected communities that it will assist them in assuring their drinking water falls below the legally permissible level for PFBA when such value is finally determined.

The Company is also working with the MPCA to determine whether low levels of PFOA, PFOS and other perfluoronated compounds in the soil at the Company’s former perfluoronated compound production facility at Cottage Grove, Minnesota, in the groundwater under the former plant and disposal sites, and in river sediments near the former plant are continuing sources of such compounds in the Mississippi River, its fish and wildlife.

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

Litigation: As previously reported, a former employee filed a purported class action lawsuit in 2002 in the Circuit Court of Morgan County, Alabama involving perfluorooctanyl chemistry, alleging that the plaintiffs suffered fear, increased risk, subclinical injuries and property damage from exposure to perfluorooctanyl chemistry at or near the Company’s Decatur, Alabama, manufacturing facility. The Circuit Court in 2005 granted the Company’s motion to dismiss the named plaintiff’s personal injury-related claims on the basis that such claims are barred by the exclusivity provisions of the state’s Workers Compensation Act. The plaintiffs’ counsel filed an amended complaint in November 2006, limiting the case to property damage claims on behalf of a purported class of residents and property owners in the vicinity of the Decatur plant. Also in 2005, the judge in a second purported class action lawsuit (filed by three residents of Morgan County, Alabama seeking unstated compensatory and punitive damages involving alleged damage to their property from emissions of perfluorooctanyl compounds from the Company’s Decatur, Alabama, manufacturing facility that formerly manufactured those compounds) granted the Company’s motion to abate the case, effectively putting the case on hold pending the resolution of class certification issues in the action described above filed in the same court in 2002.

As previously reported, two residents of Washington County, Minnesota, filed in October 2004 a purported class action in the District Court of Washington County on behalf of Washington county residents who have allegedly suffered personal injuries and property damage from alleged emissions from the former perfluorooctanyl production facility at Cottage Grove, Minnesota and from historic waste disposal sites in the vicinity of that facility. After the District Court granted the Company’s motion to dismiss the claims for medical monitoring and public nuisance in April 2005, the plaintiffs filed an amended complaint adding additional allegations involving other perfluoronated compounds manufactured by the Company, alleging additional legal theories in support of their claims, adding four plaintiffs, and seeking relief based on alleged contamination of the City of Oakdale municipal water supply and certain private wells in the vicinity of Lake Elmo, Minnesota. In April 2006, the plaintiffs filed a second amended complaint adding two additional plaintiffs. The two original plaintiffs thereafter dismissed their claims against the Company. Plaintiffs’ counsel has amended their definition of the purported class. The current (and fourth) definition includes all individuals whose residential drinking water in Minnesota is or has been supplied by one or more wells containing one or more carboxylated perfluorochemicals at a concentration exceeding 1.0 part per billion, or containing one or more sulfonated perfluorochemicals at a concentration exceeding 0.6 part per billion. Pretrial proceedings are in progress and the court has scheduled a hearing on plaintiffs’ motion to certify the action as a class action for the spring of 2007.

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

The following table shows the major categories of on-going litigation, environmental remediation and other liabilities (as defined below) for which the Company has been able to estimate its probable liability and for which the Company has taken reserves and the related insurance receivables:

At December 31
(Millions)	2006	2005	2004
Breast implant liabilities	$4	$7	$11
Breast implant receivables	93	130	278

Respirator mask/asbestos liabilities	181	210	248
Respirator mask/asbestos receivables	380	447	464

Environmental remediation liabilities	44	30	39
Environmental remediation receivables	15	15	16

Other liabilities	14	8	—

The Company recorded $40 million in the second quarter of 2006 with respect to the settlement in principle reached in that quarter with respect to the antitrust class action brought on behalf of direct purchasers who did not purchase private label tape. For those significant pending legal proceedings that do not appear in the table and that are not the subject of pending settlement agreements, the Company has determined that liability is not probable or the amount of the liability is not estimable, or both, and the Company is unable to estimate the possible loss or range of loss at this time. The amounts in the preceding table with respect to breast implant and environmental remediation represent the Company’s best estimate of the respective liabilities. The Company does not believe that there is any single best estimate of the respirator/mask/asbestos liability or the other liabilities shown above, nor that it can reliably estimate the amount or range of amounts by which those liabilities may exceed the reserves the Company has established.

Breast Implant Insurance Receivables:  As of December 31, 2006, the Company had receivables for insurance recoveries related to the breast implant matter of $93 million, representing amounts expected to be recovered pursuant to the Minnesota Supreme Court’s ruling of August 2003 but yet to be received and other amounts that have been claimed from various reinsurers, the Minnesota Insurance Guaranty Association, and the estates of certain insolvent insurance carriers. The Company received about $1 million in the fourth quarter of 2006 (bringing total recoveries in 2006 to $43 million), pursuant to settlements that were consistent with the Company’s overall expectation of recovery as a result of the Minnesota Supreme Court ruling. This recovery reduced the previously recorded receivable, which was separately raised in the fourth quarter by $6 million reflecting a revised estimate of likely total remaining recoveries. With these recent settlements and the previously disclosed settlements, 21 of the 29 insurers have withdrawn from the pending proceedings and have settled the Company’s claims under the Minnesota Supreme Court decision. Various factors could affect the timing and amount of recovery of the balance of the Company’s insurance receivables, including (i) additional delays in or avoidance of payment by insurers; (ii) the extent to which insurers may become insolvent in the future, and (iii) the outcome of the pending legal proceedings involving the insurers. The Company expects the District Court in Ramsey County Minnesota will enter in the first quarter of 2007 a comprehensive order and judgment setting forth the amount (plus interest) that each of the insurers remaining in the case owe the Company.

Respirator Mask/Asbestos Liabilities and Insurance Receivables: The Company estimates its respirator mask/asbestos liabilities, including the cost to resolve the claim and defense costs, by examining: (i) the Company’s experience in resolving claims, (ii) apparent trends, (iii) the apparent quality of claims (e.g., whether the claim has been asserted on behalf of asymptomatic claimants), (iv) changes in the nature and mix of claims (e.g., the proportion of claims asserting usage of the Company’s mask or respirator products and alleging exposure to each of asbestos, silica, coal or other occupational dusts, and claims pleading use of asbestos-containing products allegedly manufactured by the Company), (v) the number of current claims and a projection of the number of future asbestos and other claims that may be filed against the Company, (vi) the cost to resolve recently settled claims, and (vii) an estimate of the cost to resolve and defend against current and future claims. Because of the inherent difficulty in projecting the number of claims that have not yet been asserted, particularly with respect to the Company’s respiratory products that themselves did not contain any harmful materials (which makes the various published studies that purport to project future asbestos claims substantially removed from the Company’s principal experience and which themselves vary widely), the Company does not believe that there is any single best estimate of this liability, nor that it can reliably estimate the amount or range of amounts by which the liability may exceed the reserve the Company has established. No liability has been recorded regarding the pending action brought by the West Virginia Attorney General previously described.

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

As of December 31, 2006, the Company’s receivable for insurance recoveries related to the respirator mask/asbestos litigation was $380 million. The Company collected $17 million in the fourth quarter and $75 million in 2006 from several of its insurers, reducing this receivable by that amount. While the Company has substantial remaining claims-made and occurrence (pre-1986) insurance coverage, as previously disclosed this additional receivable represents a lower percentage of the additional liability than was the case with receivables recorded prior to 2004 primarily because of varying degrees of prior settlements with the Company’s insurers, insolvencies of certain insurers, uncertainties concerning the precise manner of assigning particular costs to specific policies, potential exhaustion of policies, and the types of claims asserted. Various factors could affect the timing and amount of recovery of this receivable, including (i) delays in or avoidance of payment by insurers; (ii) the extent to which insurers may become insolvent in the future, and (iii) the outcome of negotiations with insurers and possible legal proceedings, if necessary, with respect to respirator mask/asbestos liability insurance coverage. On January 5, 2007 the Company was served with a declaratory judgment action filed on behalf of two of its insurers (Continental Casualty and Continental Insurance Co.) disclaiming coverage for respirator/mask claims. The action was filed in Hennepin County, Minnesota and names, in addition to the Company, over 60 of the Company’s insurers. This action is similar in nature to an action filed in 1994 with respect to breast implant coverage, which ultimately resulted in the Minnesota Supreme Court’s ruling of 2003 that was largely in the Company’s favor.

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

Environmental and Other Liabilities and Insurance Receivables:  As of December 31, 2006, the Company had recorded liabilities of $44 million for estimated environmental remediation costs based upon an evaluation of currently available facts with respect to each individual site and also recorded related insurance receivables of $15 million. The Company increased its reserves by $13 million during the fourth quarter of 2006 for estimated environmental remediation costs at one of its European pharmaceutical plants. The Company records liabilities for remediation costs on an undiscounted basis when they are probable and reasonably estimable, generally no later than the completion of feasibility studies or the Company’s commitment to a plan of action. Liabilities for estimated costs of environmental remediation, depending on the site, are based primarily upon internal or third-party environmental studies, and estimates as to the number, participation level and financial viability of any other potentially responsible parties, the extent of the contamination and the nature of required remedial actions. The Company adjusts recorded liabilities as further information develops or circumstances change. The Company expects that it will pay the amounts recorded over the periods of remediation for the applicable sites, currently ranging up to 30 years. The amounts in the above table described as “other liabilities” include the estimated costs of fulfilling the previously disclosed agreements with the City of Oakdale and Lake Elmo, Minnesota, in addressing perfluoronated compounds in drinking water sources in those communities and in addressing perfluoronated compounds in the soil at the Company’s manufacturing facilities in Decatur, Alabama and Cottage Grove, Minnesota that formerly manufactured those compounds.

It is difficult to estimate the cost of environmental compliance and remediation given the uncertainties regarding the interpretation and enforcement of applicable environmental laws and regulations, the extent of environmental contamination and the existence of alternate cleanup methods. Developments may occur that could affect the Company’s current assessment, including, but not limited to: (i) changes in the information available regarding the environmental impact of the Company’s operations and products; (ii) changes in environmental regulations, changes in permissible levels of specific compounds in drinking water sources, or changes in enforcement theories and policies, including efforts to recover natural resource damages; (iii) new and evolving analytical and remediation techniques; (iv) success in allocating liability to other potentially responsible parties; and (v) the financial viability of other potentially responsible parties and third-party indemnitors.

Contractual Obligations:

During the third quarter of 2006, the Company entered into an unconditional agreement to purchase raw materials from a third-party supplier. The agreement, effective from January 1, 2007 to December 31, 2009, requires 3M to purchase approximately $200 million of raw materials. The purchase obligation amounts do not represent the entire anticipated purchases by 3M during the contract period, but represent only those items for which the Company is contractually obligated.

NOTE 14.  Employee Savings and Stock Ownership Plans

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

Dividends on shares held by the ESOP are paid to the ESOP trust and, together with Company contributions, are used by the ESOP to repay principal and interest on the outstanding ESOP debt. The tax benefit related to dividends paid on unallocated shares was charged directly to equity and totaled approximately $3 million in 2006, $4 million in 2005, and $4 million in 2004. Over the life of the ESOP debt, shares are released for allocation to participants based on the ratio of the current year’s debt service to the remaining debt service prior to the current payment.

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

Employee Savings and Stock Ownership Plans
(Millions)	2006	2005	2004
Dividends on shares held by the ESOP	$39	$36	$33
Company contributions to the ESOP	9	12	15
Interest incurred on ESOP notes	8	10	12
Amounts reported as an employee benefit expense:
Expenses related to ESOP debt service	4	7	11
Expenses related to treasury shares	36	27	45

ESOP Debt Shares	2006	2005	2004
Allocated	15,956,530	16,729,528	16,200,282
Committed to be released	286,620	366,969	705,068
Unreleased	3,831,425	5,145,039	6,219,328
Total ESOP debt shares	20,074,575	22,241,536	23,124,678

NOTE 15.  General Employees’ Stock Purchase Plan (GESPP)

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

General Employees’ Stock
Purchase Plan
	2006		2005		2004
		Exercise		Exercise		Exercise
	Shares	Price*	Shares	Price*	Shares	Price*
Options granted	1,656,554	$65.25	1,646,521	$66.11	1,701,874	$69.65
Options exercised	(1,656,554)	(65.25)	(1,646,521)	66.11	(1,701,874)	69.65
Shares available for grant — December 31	10,447,985		12,104,539		13,751,060

*Weighted average

The weighted-average fair value per option granted during 2006, 2005 and 2004 was $11.51, $11.67 and $12.29, respectively. The fair value of GESPP options was based on the 15% purchase price discount.

NOTE 16.  Management Stock Ownership Program (MSOP)

In May 2005, shareholders approved 36.75 million shares for issuance under the MSOP in the form of management stock options, restricted stock, restricted stock units and stock appreciation rights. Under the plan, the Company has principally issued management stock options that are granted at market value on the date of grant. Prior to 2005, under previous plans, these options were generally exercisable one year after the date of grant, with expiration 10 years from the date of grant. Effective with the May 2005 grant, the Company changed its vesting period from one to three years with the expiration date remaining at 10 years from date of grant. Outstanding shares under option include grants from previous plans. There were approximately 14,800 participants in the plan with outstanding options at December 31, 2006.

Management Stock Ownership Program
	2006		2005		2004
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Options	Price*	Options	Price*	Options	Price*
Under option —
January 1	80,157,713	$62.40	78,293,754	$58.70	73,629,275	$52.42
Granted
Annual	11,339,848	87.23	11,391,723	76.87	12,499,425	84.39
Progressive (Reload)	652,552	80.44	751,995	81.19	892,425	83.10
Exercised	(8,693,946)	47.71	(9,027,646)	48.30	(8,686,381)	44.81
Canceled	(588,264)	74.72	(1,252,113)	75.65	(40,990)	79.85
December 31	82,867,903	$67.41	80,157,713	$62.40	78,293,754	$58.70
Options exercisable December 31	64,218,738	$62.85	68,714,166	$60.03	65,471,418	$53.91
Shares available for grant December 31	13,074,202		24,937,892		7,869,168

*Weighted average

MSOP Options Outstanding and Exercisable at December 31, 2006

	Options Outstanding			Options Exercisable
Range of		Remaining
Exercise		Contractual	Exercise		Exercise
Prices	Shares	Life (months)*	Price*	Shares	Price*

$ 43.35-64.50	46,731,809	48	$55.55	46,731,809	$55.55
$ 64.65-89.15	36,136,094	96	82.73	17,486,929	82.35

*Weighted average

For options outstanding at December 31, 2006, the weighted-average remaining contractual life was 69 months and the aggregate intrinsic value was $1.075 billion. For options exercisable at December 31, 2006, the weighted-average remaining contractual life was 58 months and the aggregate intrinsic value was $1.065 billion. As of December 31, 2006, there was $212 million of compensation expense that has yet to be recognized related to non-vested stock-based awards that is expected to be recognized over a weighted-average period of 1.93 years. The total intrinsic values of stock options exercised during 2006, 2005 and 2004, respectively, was $289 million, $278 million and $339 million. Cash received from options exercised during 2006, 2005 and 2004, respectively, was $414 million, $437 million and $389 million.

Effective with the May 2005 grant, the Company no longer issues options eligible for additional progressive (reload) options; however, when a progressive option is issued upon the exercise of a pre-May 2005 non-qualified stock option, the option is revalued and additional stock compensation expense is incurred. Refer to Note 1 for the impact of stock-based compensation on net income and earnings per share.

For annual and progressive (reload) options, the weighted average fair value at the date of grant was calculated using the Black-Scholes option-pricing model and the assumptions that follow.

MSOP Assumptions	Annual			Progressive (Reload)
	2006	2005	2004	2006	2005	2004
Exercise price	$87.23	$76.87	$84.39	$80.44	$81.19	$83.10
Risk-free interest rate	5.0%	4.0%	4.1%	4.5%	3.7%	2.7%
Dividend yield	2.0%	2.0%	2.2%	2.0%	2.0%	2.2%
Volatility	20.0%	23.5%	23.8%	20.1%	20.9%	21.6%
Expected life (months)	69	69	73	39	40	39
Black-Scholes fair value	$19.81	$18.28	$20.30	$12.53	$13.18	$12.42

In connection with the adoption of SFAS No. 123R, in 2005 the Company reviewed and updated, among other things, its volatility and expected term assumptions. Expected volatility is a statistical measure of the amount by which a stock price is expected to fluctuate during a period. For the 2006 and 2005 annual grant date, the Company estimated the expected volatility based upon the average of the most recent one year volatility, the median of the term of the expected life rolling volatility, the median of the most recent term of the expected life volatility of 3M stock, and the implied volatility on the grant date. The expected term assumption is based on the weighted average of historical grants and assuming that options outstanding are exercised at the midpoint of the future remaining term.

NOTE 17.  Business Segments

3M’s businesses are organized, managed and internally grouped into segments based on differences in products, technologies and services. 3M manages its operations in six operating business segments: Industrial and Transportation segment, Health Care segment, Display and Graphics segment, Consumer and Office segment, Safety, Security and Protection Services segment and Electro and Communications segment. 3M’s six business segments bring together common or related 3M technologies, enhancing the development of innovative products and services and providing for efficient sharing of business resources. These segments have worldwide responsibility for virtually all 3M product lines. 3M is not dependent on any single product or market. Certain small businesses and staff-sponsored products, as well as various corporate assets and expenses, are not allocated to the business segments.

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
Industrial and Transportation

Tapes, coated and nonwoven abrasives, adhesives, specialty materials, supply chain execution software solutions, filtration products, closures for disposable diapers, automotive components, abrasion-resistant films, structural adhesives, specialty materials for the transportation industry, and paint finishing and detailing products

Health Care

Medical and surgical supplies, skin health and infection prevention products, pharmaceuticals, drug delivery systems, dental and orthodontic products, health information systems and microbiology products

Display and Graphics	Optical films and lens solutions for electronic displays, touch screens and touch monitors, reflective sheeting for transportation safety, and commercial graphics systems
Consumer and Office

Sponges, scouring pads, high-performance cloths, consumerand office tapes, repositionable notes, carpet and fabric protectors, construction and home improvement products, home care products, visual systems and consumer health care products

Safety, Security and Protection Services	Personal protection products, safety and security products, energy control products, commercial cleaning and protection products, floor matting, and roofing granules for asphalt shingles
Electro and Communications	Packaging and interconnection devices, insulating and splicing solutions for the electronics, telecommunications and electrical industries

Business Segment					Depr.	Capital
Information		Net	Operating		and	Expendi-
(Millions)		Sales	Income	Assets	Amort.	tures
Industrial and Transportation	2006	$6,754	$1,343	$5,487	$286	$283
	2005	6,144	1,211	5,125	274	257
	2004	5,711	1,050	3,626	283	249
Health Care	2006	4,011	1,845	2,477	162	159
	2005	3,760	1,114	2,166	131	138
	2004	3,596	973	2,289	128	117
Display and Graphics	2006	3,765	1,062	3,015	230	326
	2005	3,511	1,162	2,713	186	232
	2004	3,346	1,115	2,552	174	249
Consumer and Office	2006	3,238	579	1,614	91	105
	2005	3,033	561	1,520	107	97
	2004	2,901	514	1,471	116	117
Safety, Security and Protection Services	2006	2,621	575	1,901	112	149
	2005	2,292	537	1,351	113	99
	2004	2,125	465	1,317	101	99
Electro and Communications	2006	2,483	438	1,819	167	112
	2005	2,333	447	1,799	145	102
	2004	2,224	316	1,857	163	95
Corporate and Unallocated	2006	51	(146)	4,981	31	34
	2005	94	(178)	5,867	30	18
	2004	108	(107)	7,611	34	11
Total Company	2006	$22,923	$5,696	$21,294	$1,079	$1,168
	2005	21,167	4,854	20,541	986	943
	2004	20,011	4,326	20,723	999	937

Segment assets for the operating business segments (excluding Corporate and Unallocated) primarily include accounts receivable; inventory; property, plant and equipment — net; goodwill and intangible assets; and other miscellaneous assets. Assets included in Corporate and Unallocated principally are cash, cash equivalents and marketable securities; insurance receivables; deferred income taxes; certain investments and other assets, including prepaid pension assets; and certain unallocated property, plant and equipment. Corporate and unallocated assets decreased approximately $0.9 billion in 2006, primarily due to decreases in prepaid pension and postretirement benefits, partially offset by increases in cash, cash equivalents and marketable securities. Corporate and unallocated assets decreased approximately $1.7 billion in 2005, primarily due to decreases in cash and cash equivalents. For management reporting purposes, corporate goodwill (which at December 31, 2006, totaled approximately $320 million) is not allocated to the six operating business segments. In Note 3, corporate goodwill has been allocated to the respective market segments as required by SFAS No. 142 for impairment testing.

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

Refer to Note 2 and Note 4 for discussion of items that significantly impact business segment reported results. The most significant items impacting 2006 results are the net gain on sale of portions of the pharmaceuticals business (within the Health Care segment) and restructuring and other actions.

NOTE 18.  Geographic Areas

Geographic area information is used by the Company as a secondary performance measure to manage its businesses. Export sales and certain income and expense items are reported within the geographic area where the final sales to 3M customers are made.

Geographic Area Information				Europe,
				Middle	Latin
				East	America	Other
		United	Asia	and	and	Unallo-	Total
(Millions)		States	Pacific	Africa	Canada	cated	Company
Net sales to customers	2006	$8,853	$6,251	$5,726	$2,080	$13	$22,923
	2005	8,267	5,744	5,219	1,881	56	21,167
	2004	7,878	5,168	5,183	1,731	51	20,011
Operating Income	2006	$1,908	$2,097	$1,092	$629	$(30)	$5,696
	2005	1,200	2,085	1,057	512	0	4,854
	2004	998	1,860	988	473	7	4,326
Property, plant and	2006	$3,382	$959	$1,162	$404	$—	$5,907
equipment — net	2005	3,291	865	1,076	361	—	5,593
	2004	3,290	810	1,288	323	—	5,711

2006 operating income results by area were significantly impacted by the sale of portions of the pharmaceuticals business (within the Health Care segment) and restructuring actions. Refer to Note 2 and Note 4 for discussion of these items.

Asia Pacific includes Japan net sales to customers of $2.048 billion in 2006, $2.094 billion in 2005, and $2.077 billion in 2004. Asia Pacific includes Japan net property, plant and equipment of $345 million in 2006, $350 million in 2005, and $397 million in 2004. The 2005 decrease in net property, plant and equipment in Japan was primarily due to currency translation (due to the stronger U.S. dollar at December 31, 2005, when compared with December 31, 2004).

NOTE 19.  Quarterly Data (Unaudited)

(Millions, except per-share amounts)
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year
Net sales
2006	$5,595	$5,688	$5,858	$5,782	$22,923
2005	5,166	5,294	5,382	5,325	21,167
Cost of sales
2006	$2,721	$2,840	$2,990	$3,162	$11,713
2005	2,549	2,602	2,635	2,622	10,408
Income Before Cumulative Effect of Accounting Change
2006	$899	$882	$894	$1,176	$3,851
2005	771	754	840	781	3,146
Net income
2006	$899	$882	$894	$1,176	$3,851
2005	771	754	840	746	3,111
Basic Earnings per share — Income Before Cumulative Effect
2006	$1.19	$1.17	$1.20	$1.60	$5.15
2005	1.00	0.98	1.10	1.03	4.11
Basic Earnings per share — Net Income
2006	$1.19	$1.17	$1.20	$1.60	$5.15
2005	1.00	0.98	1.10	0.98	4.07
Diluted Earnings per share — Income Before Cumulative Effect
2006	$1.17	$1.15	$1.18	$1.57	$5.06
2005	0.97	0.96	1.08	1.01	4.03
Diluted Earnings per share — Net Income
2006	$1.17	$1.15	$1.18	$1.57	$5.06
2005	0.97	0.96	1.08	$0.97	3.98

Gross profit is calculated as net sales minus cost of sales. In 2006, a gain on sale, net of restructuring and other items, increased net income by $438 million, or $0.57 per diluted share, with $354 million, or $0.47 per diluted share, recorded in the fourth quarter of 2006. 2006 included net benefits from gains related to the sale of certain portions of 3M’s branded pharmaceuticals business and favorable income tax adjustments, which were partially offset by restructuring actions, acquired in-process research and development expenses, settlement costs of a previously disclosed antitrust class action, and environmental obligations related to the pharmaceuticals business.

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

b. The Company’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). The management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on the assessment, the management concluded that, as of December 31, 2006, the Company’s internal control over financial reporting is effective. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

c. There was no change in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Documents Incorporated by Reference

In response to Part III, Items 10, 11, 12, 13 and 14, parts of the Company’s definitive proxy statement (to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year-end of December 31, 2006) for its annual meeting to be held on May 8, 2007, are incorporated by reference in this Form 10-K.

Item 10. Directors, Executive Officers and Corporate Governance. The information relating to directors and nominees of 3M is set forth under the caption “Proposal No. 1 — Election of Directors” in 3M’s proxy statement for its 2007 annual meeting of stockholders (“3M Proxy Statement”) and is incorporated by reference herein. Information about executive officers is included in Item 1 of this Annual Report on Form 10-K. The information required by Items 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is contained under the captions “Governance of the Company—Director Nomination Process”, “Board and Committee Membership—Audit Committee” of the 3M Proxy Statement and such information is incorporated by reference herein.

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

Attention: Director, Business Conduct and Compliance

Item 11. Executive Compensation. The information required by Item 402 of Regulation S-K is contained under the captions “Executive Compensation” (excluding the information under the caption “— Compensation Committee Report”) and “Director Compensation and Stock Ownership Guidelines” of the 3M Proxy Statement. Such information is incorporated by reference.

The information required by Items 407(e)(4) and (e)(5) of Regulation S-K is contained under the captions “Compensation Committee Interlocks and Insider Participation” and “Executive Compensation — Compensation Committee Report” of the 3M Proxy Statement. Such information (other than the Compensation Committee Report, which shall not be deemed to be “filed”) is incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters. The information relating to security ownership of certain beneficial owners and management is set forth under the designation “Beneficial Ownership Table” and “Security Ownership of More Than 5 Percent Stockholders” in the 3M Proxy Statement and such information is incorporated by reference herein.

Equity compensation plans information follows:

Equity Compensation Plans Information
	A	B	C
Plan Category	Number of	Weighted-	Number of securities
	securities to be	average	remaining available for
	issued upon	exercise	future issuance under
	exercise of	price of	equity compensation
	outstanding	outstanding	plans (excluding
	options, warrants	options, warrants	securities reflected in
	and rights	and rights	column (A)
Equity compensation plans approved by security holders
MSOP	82,867,903	$67.41	13,074,202
GESPP	—	—	10,447,985
Non-employee directors	—	—	524,783
Subtotal	82,867,903	$67.41	24,046,970
Equity compensation plans not approved by security holders	—	—	—
Total	82,867,903	$67.41	24,046,970

Item 13. Certain Relationships and Related Transactions, and Director Independence.

With respect to certain relationships and related transactions as set forth in Item 404 of Regulation S-K, no matters require disclosure. The information required by Item 407(a) of Regulation S-K is contained under the caption “Governance of the Company—Director Independence” of the 3M Proxy Statement and such information is incorporated by reference herein.

Item 14. Principal Accounting Fees and Services. The information relating to principal accounting fees and services is set forth under the designation “Fees of the Independent Registered Public Accounting Firm” in the 3M Proxy Statement and such information is incorporated by reference herein.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) (1) Financial Statements. The consolidated financial statements filed as part of this report are listed in the index to financial statements on page 34 as follows:

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

(b) Exhibits.

Index to Exhibits:
(3)	Articles of Incorporation and bylaws
	(3.1)	Certificate of incorporation, as amended as of May 12, 2004, is incorporated by reference from the Form 10-Q for the quarter ended June 30, 2004.
	(3.2)	Bylaws, as amended as of November 13, 2006, are filed electronically herewith.

(4)	Instruments defining the rights of security holders, including indentures
	(4.1)	Indenture, dated as of November 17, 2000, between 3M and Citibank, N.A., with respect to 3M’s senior debt securities, is incorporated by reference from the Form 8-K dated December 7, 2000
(4.2)

Indenture, dated as of November 21, 2002, between 3M and Citibank, N.A., with respect to Liquid Yield Option™ Notes zero coupon senior debt securities, is incorporated by reference from Registration No. 333-103234 on Form S-3 filed on February 14, 2003.

(4.3)

First Supplemental Indenture, dated as of November 16, 2005, to Indenture between 3M and Citibank, N.A., with respect to Liquid Yield Option™ Notes zero coupon senior debt securities, is incorporated by reference from our 8-K dated November 17, 2005.

(4.4)

Except as set forth in the preceding Exhibits 4.1, 4.2 and 4.3, the instruments defining the rights of holders of long-term debt securities of 3M have been omitted. We agree to furnish to the SEC, upon request, a copy of such instruments with respect to issuances of long-term debt of 3M.

(10)	Material contracts and management compensation plans and arrangements:
	(10.1)	3M 2005 Management Stock Ownership Program is incorporated by reference from our Proxy Statement for the 2005 Annual Meeting of Stockholders.
	(10.2)	3M 2002 Management Stock Ownership Program is incorporated by reference from our Proxy Statement for the 2002 Annual Meeting of Stockholders.
	(10.3)	3M 1997 Management Stock Ownership Program is incorporated by reference from our Proxy Statement for the 1997 Annual Meeting of Stockholders.
	(10.4)	3M 1992 Management Stock Ownership Program is incorporated by reference from our Proxy Statement for the 1992 Annual Meeting of Stockholders.

(10.5)	Form of award agreement for non-qualified stock options granted under the 2005 Management Stock Ownership Program, is incorporated by reference from our Form 8-K dated May 16, 2005.
(10.6)	Form of award agreement for non-qualified stock options granted under the 2002 Management Stock Ownership Program, is incorporated by reference from our Form 10-K for the year ended December 31, 2004.
(10.7)	3M 1997 General Employees’ Stock Purchase Plan, as amended through November 8, 2004, is incorporated by reference from our Form 10-K for the year ended December 31, 2004.
(10.8)	3M VIP (Voluntary Investment Plan) Plus is incorporated by reference from Registration Statement No. 333-73192 on Form S-8, filed on November 13, 2001.
(10.9)	3M Deferred Compensation Plan, as amended through November 2005, is incorporated by reference from our Registration Statement on Form S-8 filed on December 6, 2005.
(10.10)	3M Executive Profit Sharing Plan, as amended through February 11, 2002, is incorporated by reference from our Form 10-K for the year ended December 31, 2003.
(10.11)	3M Performance Unit Plan, as amended through February 10, 2003 is incorporated by reference from our Form 10-K for the year ended December 31, 2003.
(10.12)	Description of changes to 3M Compensation Plan for Non-Employee Directors is incorporated by reference from our Form 8-K dated August 8, 2005.
(10.13)	3M Compensation Plan for Non-Employee Directors, as amended, through November 8, 2004, is incorporated by reference from our Form 10-K for the year ended December 31, 2004.
(10.14)	3M 1992 Directors Stock Ownership Program, as amended through November 8, 2004, is incorporated by reference from our Form 10-K for the year ended December 31, 2004.
(10.15)	3M Executive Life Insurance Plan, as amended, is incorporated by reference from our Form 10-K for the year ended December 31, 2003.
(10.16)	Summary of Personal Financial Planning Services for 3M Executives is incorporated by reference from our Form 10-K for the year ended December 31, 2003.
(10.17)	3M policy on reimbursement of incentive payments is filed electronically herewith.
(10.18)	Employment agreement dated as of December 6, 2005, between 3M and George W. Buckley is incorporated by reference from our Form 8-K dated December 9, 2005.
(10.19)	Amendment, dated August 14, 2006, to employment agreement between 3M and George W. Buckley is incorporated by reference from our Form 10-Q for the quarter ended September 30, 2006.
(10.20)	Description of compensation plan for Robert S. Morrison is incorporated by reference from our Form 8-K dated August 8, 2005.

(10.21)	Employment agreement dated as of January 23, 2002, between 3M and Patrick D. Campbell is incorporated by reference from our Form 10-K for the year ended December 31, 2001.
(10.22)	Employment agreement dated as of November 19, 2002, between 3M and Richard F. Ziegler is incorporated by reference from our Form 10-K for the year ended December 31, 2002.
Filed electronically herewith:
(12)	Calculation of ratio of earnings to fixed charges.
(21)	Subsidiaries of the Registrant.
(23)	Consent of Independent Registered Public Accounting Firm.
(24)	Power of attorney.
(31.1)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
(31.2)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
(32.1)	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
(32.2)	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

3M COMPANY

By	/s/ Patrick D. Campbell

Patrick D. Campbell,

Senior Vice President and Chief Financial Officer

(Principal Financial Officer)

February 23, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 23, 2007.

Signature	Title

George W. Buckley	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer and Director)

Margaret M. Smyth	Principal Accounting Officer

Linda G. Alvarado	Director

Vance D. Coffman	Director

Michael L. Eskew	Director

W. James Farrell	Director

Edward M. Liddy	Director

Robert S. Morrison	Director

Aulana L. Peters	Director

Rozanne L. Ridgway	Director

Kevin W. Sharer	Director

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