Form 10-Q
period 2007-03-31
3M CO
filed 2007-05-04
CIK 66740

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Large accelerated filer ☒            Accelerated filer  ☐             Non-accelerated filer  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐. No  ☒.

Shares of common stock outstanding at March 31, 2007:  720,204,691.

This document (excluding exhibits) contains 41 pages.

The table of contents is set forth on page 2.

The exhibit index begins on page 39.

3M COMPANY

Form 10-Q for the Quarterly Period Ended March 31, 2007

3M COMPANY

FORM 10-Q

For the Quarterly Period Ended March 31, 2007

PART I. Financial Information

Item 1. Financial Statements.

Consolidated Statement of Income

(Unaudited)

3M Company and Subsidiaries

	Three months ended
	March 31
(Millions, except per share amounts)	2007	2006
Net sales	$5,937	$5,595
Operating expenses
Cost of sales	3,022	2,721
Selling, general and administrative expenses	1,281	1,183
Research, development and related expenses	319	322
Gain on sale of pharmaceuticals business	(786)	—
Total	3,836	4,226
Operating income	2,101	1,369

Interest expense and income
Interest expense	38	22
Interest income	(28)	(8)
Total	10	14

Income before income taxes and minority interest	2,091	1,355
Provision for income taxes	708	443
Minority interest	15	13
Net income	$1,368	$899

Weighted average common shares outstanding — basic	729.3	754.4
Earnings per share — basic	$1.88	$1.19

Weighted average common shares outstanding — diluted	741.3	768.6
Earnings per share — diluted	$1.85	$1.17

Cash dividends paid per common share	$0.48	$0.46

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

Consolidated Balance Sheet

(Unaudited)

3M Company and Subsidiaries

	Mar. 31	Dec. 31
(Dollars in millions, except per share amounts)	2007	2006

Assets
Current assets
Cash and cash equivalents	$1,697	$1,447
Marketable securities - current	589	471
Accounts receivable – net	3,444	3,102
Inventories
Finished goods	1,285	1,235
Work in process	842	795
Raw materials and supplies	587	571
Total inventories	2,714	2,601
Other current assets	1,282	1,325
Total current assets	9,726	8,946

Marketable securities - non-current	526	166
Investments	282	314
Property, plant and equipment	17,271	17,017
Less: Accumulated depreciation	(11,280)	(11,110)
Property, plant and equipment – net	5,991	5,907
Goodwill	4,140	4,082
Intangible assets – net	711	708
Prepaid pension and postretirement benefits	427	395
Other assets	936	776
Total assets	$22,739	$21,294

Liabilities and Stockholders’ Equity
Current liabilities
Short-term borrowings and current portion of long-term debt	$2,831	$2,506
Accounts payable	1,441	1,402
Accrued payroll	543	520
Accrued income taxes	915	1,134
Other current liabilities	1,774	1,761
Total current liabilities	7,504	7,323

Long-term debt	1,771	1,047
Other liabilities	3,410	2,965
Total liabilities	$12,685	$11,335

Commitments and contingencies (Note 11)

Stockholders’ equity
Common stock par value, $.01 par value, 944,033,056 shares issued	9	9
Additional paid-in capital	2,527	2,484
Retained earnings	18,905	17,933
Treasury stock, at cost; 223,828,365 shares at March 31, 2007; 209,670,254 shares at Dec. 31, 2006	(9,521)	(8,456)
Unearned compensation	(117)	(138)
Accumulated other comprehensive income (loss)	(1,749)	(1,873)
Stockholders’ equity – net	10,054	9,959
Total liabilities and stockholders’ equity	$22,739	$21,294

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

Consolidated Statement of Cash Flows

(Unaudited)

3M Company and Subsidiaries

	Three months ended
	March 31
(Dollars in millions)	2007	2006

Cash Flows from Operating Activities
Net income	$1,368	$899
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	254	246
Company pension and postretirement contributions	(61)	(65)
Company pension and postretirement expense	57	99
Stock-based compensation expense	33	25
Gain from sale of pharmaceuticals business	(786)	—
Deferred income tax provision	(222)	(5)
Excess tax benefits from stock-based compensation	(7)	(7)
Changes in assets and liabilities
Accounts receivable	(319)	(239)
Inventories	(107)	(200)
Accounts payable	49	73
Accrued income taxes (current and long-term)	353	(61)
Product and other insurance receivables and claims	75	(18)
Other – net	(107)	(129)
Net cash provided by operating activities	580	618

Cash Flows from Investing Activities
Purchases of property, plant and equipment (PP&E)	(304)	(190)
Proceeds from sale of PP&E and other assets	4	16
Acquisitions, net of cash acquired	(55)	(22)
Purchases of marketable securities and investments	(3,285)	(397)
Proceeds from sale of marketable securities and investments	2,741	5
Proceeds from maturities of marketable securities	95	—
Proceeds from sale of pharmaceuticals business	817	—
Net cash provided by (used in) investing activities	13	(588)

Cash Flows from Financing Activities
Change in short-term debt – net	(448)	417
Repayment of debt (maturities greater than 90 days)	(56)	(148)
Proceeds from debt (maturities greater than 90 days)	1,565	—
Purchases of treasury stock	(1,164)	(251)
Reissuances of treasury stock	98	100
Dividends paid to stockholders	(350)	(347)
Distributions to minority interests	(10)	—
Excess tax benefits from stock-based compensation	7	7
Other – net	(6)	(6)
Net cash (used in) financing activities	(364)	(228)

Effect of exchange rate changes on cash and cash equivalents	21	38

Net increase (decrease) in cash and cash equivalents	250	(160)
Cash and cash equivalents at beginning of year	1,447	1,072
Cash and cash equivalents at end of period	1,697	912

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

This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and notes included in its 2006 Annual Report on Form 10-K. However, as described in Note 13, during the first quarter of 2007, the Company effected certain product moves between business segments. The Company has begun to report comparative results under the new business segment structure with the filing of this Quarterly Report on Form 10-Q. In the second quarter of 2007, the Company plans to update its 2006 Annual Report on Form 10-K via a Form 8-K to reflect these impacts.

Significant Accounting Policies

Earnings per share:  The difference in the weighted average shares outstanding for calculating basic and diluted earnings per share is attributable to the dilution associated with the Company’s stock-based compensation plans. Certain Management Stock Ownership Program (MSOP) options outstanding were not included in the computation of diluted earnings per share because they would not have had a dilutive effect (35.4 million average options for the three months ended March 31, 2007; 24.5 million average options for the three months ended March 31, 2006). The conditions for conversion related to the Company’s “Convertible Notes” were not met (refer to 3M’s 2006 Annual Report on Form 10-K, Note 10 to the Consolidated Financial Statements, for more detail); accordingly, there was no impact on 3M’s diluted earnings per share. If the conditions for conversion are met, 3M may choose to pay in cash and/or common stock; however, if this occurs, the Company has the intent and ability to settle this debt security in cash. The computations for basic and diluted earnings per share follow:

Earnings Per Share Computations

	Three months ended
	March 31
(Amounts in millions, except per share amounts)	2007	2006
Numerator:
Net income	$1,368	$899

Denominator:
Denominator for weighted average common shares outstanding – basic	729.3	754.4

Dilution associated with the Company’s stock-based compensation plans	12.0	14.2

Denominator for weighted average common shares outstanding – diluted	741.3	768.6

Earnings per share – basic	$1.88	$1.19
Earnings per share – diluted	1.85	1.17

New Accounting Pronouncements

In February 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 155, “Hybrid Instruments.”  SFAS No. 155 amends SFAS No. 133 and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 also resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS No. 155: a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and e) amends SFAS No. 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The Company adopted SFAS No. 155 effective January 1, 2007; however, there was no material impact.

In June 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” This interpretation was effective as of January 1, 2007. Refer to Note 6 for additional information concerning this standard.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits an entity to choose, at specified election dates, to measure eligible financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 (January 1, 2008 for 3M) and interim periods within those fiscal years. An entity may adopt this standard and elect the fair value option for existing eligible items as of January 1, 2007, provided that the choice to adopt early shall be made after the issuance of this standard, but within 120 days of the beginning of the fiscal year of adoption. At the effective date, an entity may elect the fair value option for eligible items that exist at that date. The entity shall report the effect of the first remeasurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. The Company is currently evaluating the impacts and disclosures of this standard, but would not expect SFAS No. 159 to have a material impact on 3M’s consolidated results of operations or financial condition.

NOTE 2. Acquisitions and Divestitures

Divestitures:

In January 2007, 3M completed the sale of its global branded pharmaceuticals business in Europe to Meda AB. 3M received proceeds of $817 million for this transaction and recognized, net of assets sold, a pre-tax gain of $786 million (recorded in Health Care segment) in the first quarter of 2007. In December 2006, 3M completed the sale of its global branded pharmaceuticals business in the United States, Canada, and Latin America region and the Asia Pacific region, including Australia and South Africa. In connection with all of these transactions, 3M’s Drug Delivery Systems Division (DDSD) entered into agreements whereby it became a source of supply to the acquiring companies. Because of the extent of 3M cash flows from these agreements in relation to those of the disposed-of businesses, the operations of the branded pharmaceuticals business are not classified as discontinued operations.

Acquisitions:

During the three months ended March 31, 2007, 3M completed three business combinations for a total purchase price of $55 million, net of cash acquired. Purchased identifiable intangible assets of $10 million for these acquisitions will be amortized on a straight-line basis over lives ranging from three to 10 years (weighted-average life of eight years).

The three business combinations are summarized as follows:

1) In February 2007, 3M (Industrial and Transportation Business) purchased certain assets of Accuspray Application Technologies Inc., a manufacturer of spray paint equipment with a wide array of spray guns for architectural, automotive refinishing, industrial and woodworking applications.

2) In February 2007, 3M (Industrial and Transportation Business) purchased Sealed Air Corporation’s 50 percent interest in PolyMask Corporation, a joint venture between 3M and Sealed Air that produces protective films. The acquisition of Sealed Air’s interest results in 100 percent ownership by 3M.

3) In February 2007, 3M (Health Care Business) purchased 100 percent of the outstanding shares of Acolyte Biomedica Ltd., a Salisbury, U.K.-based provider of an automated microbial detection platform that aids in the rapid detection, diagnosis, and treatment of infectious diseases.

Pro forma information related to the above acquisitions is not included because the impact on the Company’s consolidated results of operations is not considered to be material. In-process research and development charges associated with these acquisitions was not material.

Subsequent Event

On May 1, 2007, 3M (Safety, Security and Protection Services Business) announced that it completed its acquisition of E Wood Holdings PLC, a North Yorkshire, UK-based manufacturer of high performance protective coatings for oil, gas, water, rail and automotive industries for approximately $78 million in cash.

NOTE 3. Goodwill and Intangible Assets

As discussed in Note 13, 3M made certain changes to its business segments effective in the first quarter of 2007, which resulted in changes in the December 31, 2006 goodwill balances presented below. For those changes that resulted in reporting unit changes, the Company applied the relative fair value method to determine the impact to reporting units. SFAS No. 142 requires that goodwill be tested for impairment at least annually and when reporting units are changed. During the first quarter of 2007, the Company completed its assessment of any potential goodwill impairment under this new structure and determined that no impairment existed.

Purchased goodwill related to acquisitions closed in the first three months of 2007 and purchase accounting adjustments for previously closed acquisitions totaled $41 million, $2 million of which is deductible for tax purposes. The goodwill balance by business segment as of December 31, 2006 and March 31, 2007, follow:

Goodwill

	Dec. 31,			Mar. 31,
	2006	Acquisition	Translation	2007
(Millions)	balance	activity	and other	balance
Industrial and Transportation	$1,302	$32	$8	$1,342
Health Care	713	9	4	726
Display and Graphics	886	—	4	890
Consumer and Office	89	—	1	90
Safety, Security and Protection Services	525	—	(1)	524
Electro and Communications	567	—	1	568
Total Company	$4,082	$41	$17	$4,140

Acquired Intangible Assets

The carrying amount and accumulated amortization of acquired intangible assets as of March 31, 2007, and December 31, 2006, follow:

	Mar. 31	Dec. 31
(Millions)	2007	2006
Patents	$432	$419
Other amortizable intangible assets (primarily tradenames and customer related intangibles)	653	641
Non-amortizable intangible assets (tradenames)	68	68
Total gross carrying amount	$1,153	$1,128

Accumulated amortization – patents	(275)	(266)
Accumulated amortization – other	(167)	(154)
Total accumulated amortization	(442)	(420)
Total intangible assets – net	$711	$708

Amortization expense for acquired intangible assets for the three-month period ended March 31, 2007 and 2006 follows:

	Three months ended
	March 31
(Millions)	2007	2006
Amortization expense	$21	$15

The table below shows expected amortization expense for acquired intangible assets recorded as of March 31, 2007:

	Last 3
	Quarters					After
(Millions)	2007	2008	2009	2010	2011	2012
Amortization expense	$58	$78	$77	$69	$62	$299

The expected amortization expense is an estimate. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, changes in foreign currency exchange rates, impairment of intangible assets, accelerated amortization of intangible assets and other events.

NOTE 4. Restructuring Actions

During the fourth quarter of 2006 and the first quarter of 2007, management approved and committed to undertake the following restructuring actions:

•                  Pharmaceuticals business actions – employee-related, asset impairment and other costs pertaining to the Company’s exit of its branded pharmaceuticals operations. These costs included severance and benefits for pharmaceuticals business employees who are not obtaining employment with the buyers as well as impairment charges associated with certain assets not transferred to the buyers.

•                  Overhead reduction actions – employee-related costs for severance and benefits, costs associated with actions to reduce the Company’s cost structure.

•                  Business-specific actions – employee-related costs for severance and benefits, fixed and intangible asset impairments, certain contractual obligations, and expenses from the exit of certain product lines.

The Company adjusted the 2006 restructuring actions cost estimates in the first quarter of 2007. Components of these restructuring actions include:

Restructuring Actions

	Employee-	Contract
	Related Items	Terminations	Asset
(Millions)	And Benefits	and Other	Impairments	Total

Accrued balances as of December 31, 2006:
Pharmaceuticals business actions	$78	$6	$—	$84
Overhead reduction actions	100	—	—	100
Business-specific actions	30	8	—	38
Total accrued balance	$208	$14	$—	$222

Expenses (credits) incurred in 2007:
Pharmaceuticals business actions	$(8)	$(4)	$—	$(12)
Overhead reduction actions	5	—	—	5
Business-specific actions	4	4	11	19
Total 2007 expense	$1	$—	$11	$12

Non-cash (charges) credits in 2007:
Pharmaceuticals business actions	$(21)	$4	$—	$(17)
Overhead reduction actions	(5)	—	—	(5)
Business-specific actions	(5)	(4)	(11)	(20)
Total 2007 non-cash	$(31)	$—	$(11)	$(42)

Cash payments in 2007:
Pharmaceuticals business actions	$(19)	$(6)	$—	$(25)
Overhead reduction actions	(40)	—	—	(40)
Business-specific actions	(9)	—	—	(9)
Total 2007 cash payments	$(68)	$(6)	$—	$(74)

Accrued balances as of March 31, 2007:
Pharmaceuticals business actions	$30	$—	$—	$30
Overhead reduction actions	60	—	—	60
Business-specific actions	20	8	—	28
Total accrued balance	$110	$8	$—	$118

Income statement line in which the above 2007 expense is reflected:
Cost of sales				$10
Selling, general and administrative expenses				7
Research, development and related expenses				(5)
Total				$12

The amount of costs incurred in 2007 associated with the above are reflected in the Company’s business segments as follows:

Health Care				(7)
Electro and Communications				19
Total				$12

Actions with respect to the above activities are expected to be substantially completed in 2007 and additional charges and adjustments are not expected to be material.

In connection with this targeted restructuring plan, the Company eliminated a total of approximately 1,960 positions from various functions within the Company. Approximately 420 positions were pharmaceuticals business employees, approximately 980 positions related primarily to corporate staff overhead reductions, and approximately 560 positions were business-specific reduction actions. Of the 1,960 employment reductions, about 59% are in the United States, 21% in Europe, 12% in Latin America and Canada, and 8% in the Asia Pacific area.

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

Non-cash charges in 2007 primarily include employee-related charges related to special termination pension and medical benefits granted to certain U.S. eligible employees. These pension and medical benefits were reflected as a component of the benefit obligation of the Company’s pension and medical plans as of March 31, 2007.

Contract termination and other charges primarily reflect costs to terminate a contract before the end of its term (measured at fair value at the time the Company provided notice to the counterparty) or costs that will continue to be incurred under the contract for its remaining term without economic benefit to the Company.

The 2007 business-specific asset impairment charges primarily relates to the Company’s decision to close an Electro and Communications facility in Wisconsin. Asset impairment charges in 2007 associated with the business-specific actions include $10 million relative to property, plant and equipment and $1 million relative to intangible assets. Impairment charges relative to intangible assets and property, plant and equipment reflect the excess of the assets’ carrying values over their fair values.

NOTE 5. Supplemental Stockholders’ Equity and Comprehensive Income Information

Accumulated Other Comprehensive Income (Loss)

	Mar. 31,	Dec. 31,
(Millions)	2007	2006
Cumulative translation adjustment – net	$283	$210
Defined benefit pension plans adjustment – net	(2,033)	(2,067)
Debt and equity securities, unrealized gain (loss) – net	4	2
Cash flow hedging instruments, unrealized gain (loss) – net	(3)	(18)
Total accumulated other comprehensive income (loss)	$(1,749)	$(1,873)

Income tax effects for cumulative translation are not significant because no tax provision has been made for the translation of foreign currency financial statements into U.S. dollars. Reclassification adjustments are made to avoid double counting in comprehensive income items that are also recorded as part of net income. Reclassification adjustments for cash flow hedging instruments are discussed in Note 7 and reclassification adjustments for the defined benefit pension plans adjustment are discussed in Note 10.

TOTAL COMPREHENSIVE INCOME

	Three months ended
	March 31
(Millions)	2007	2006
Net Income	$1,368	$899
Other comprehensive income (loss)
Cumulative translation – net of $8 million tax benefit in 2007 and net of $6 million tax provision in 2006	73	104
Defined benefit pension plans adjustment – net of $14 million tax benefit in 2007	34	—
Debt and equity securities, unrealized gain (loss) - net of immaterial tax impact	2	(1)
Cash flow hedging instruments, unrealized gain (loss) – net of $9 million tax benefit in 2007 and net of $14 million tax benefit in 2006	15	(22)
Total comprehensive income	$1,492	$980

NOTE 6. Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 1999. The Internal Revenue Service (IRS) closed its examination of the Company’s U.S. income tax returns for the years 1999 through 2001 in the second quarter of 2006, and it is anticipated that its examination for the Company’s U.S. income tax returns for the years 2002 through 2004 will be completed by the end of 2007. As of March 31, 2007, the IRS has not proposed any significant adjustments to the Company’s tax positions. Currently, the Company is not able to reasonably estimate the amount by which the liability for unrecognized tax benefits will increase or decrease during the next 12 months as a result of the ongoing IRS audit. However, the Company does not anticipate any adjustments that would result in a material change to its financial position. Payments relating to any proposed assessments arising from the 2002 through 2004 audit will not be made until a final agreement is reached between the Company and the IRS on such assessments or upon a final resolution resulting from the administrative appeals process or judicial action. In addition to the U.S. federal examination, there is also limited audit activity in several U.S. state and foreign jurisdictions.

The Company adopted the provisions of FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized an immaterial increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007, balance of retained earnings. The total amount of unrecognized tax benefits as of January 1, 2007 and March 31, 2007 is $261 million and $283 million, respectively. These amounts include $45 million and $52 million of accrued interest and penalties. Included in these balances are $23 million and $27 million in interest and penalties related to tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. The Company recognizes interest accrued related to unrecognized tax benefits in tax expense.

NOTE 7. Derivatives and Other Financial Instruments

The Company uses interest rate swaps, currency swaps, and forward and option contracts to manage risks generally associated with foreign exchange rate, interest rate and commodity price fluctuations. For a more detailed discussion of the company’s derivative instruments, refer to the company’s 2006 Annual Report on Form 10-K.

The Company enters into foreign exchange forward contracts, options and swaps to hedge against the effect of exchange rate fluctuations on cash flows denominated in foreign currencies and certain intercompany financing transactions. These transactions are designated as cash flow hedges. Based on exchange rates at March 31, 2007, the Company expects to reclassify to earnings over the next 12 months a majority of the cash flow hedging instruments after-tax loss of $3 million (with the impact offset by cash flows from underlying hedged items). Amounts recorded in accumulated other comprehensive income (loss) related to cash flow hedging instruments follow:

Cash Flow Hedging Instruments

	Three months ended
Net of Tax	March 31
(Millions)	2007	2006

Beginning balance	$(18)	$38

Changes in fair value of derivatives	10	(11)
Reclassifications to earnings from equity	5	(11)
Total activity	15	(22)

Ending balance	$(3)	$16

In June 2006, the Company entered into a $330 million fixed-to-floating interest rate swap to hedge the 30-year bond due in 2028. The Company terminated the swap in March 2007 and the resulting gain will be recognized over the remaining life of the underlying debt. Accordingly, the termination of this swap did not have a material impact on 3M’s consolidated results of operations or financial condition.

NOTE 8. Marketable Securities

The Company invests in auction rate securities, asset-backed securities, and other securities. The following is a summary of amounts recorded on the Consolidated Balance Sheet for marketable securities (current and non-current) at March 31, 2007.

March 31,
(Millions)	2007

Auction rate securities	$460

Asset-backed securities	129

Current marketable securities	589

Asset-backed securities	272
Agency securities	169
Treasury securities	65
Corporate medium-term notes securities	20

Non-current marketable securities	526

Total marketable securities	$1,115

Classification of marketable securities as current or non-current is dependent upon management’s intended holding period, the security’s maturity date, or both. If management intends to hold the securities for longer than one year, they are classified as non-current. Unrealized gains and losses were not material in the first three months of 2007 and 2006. Gross realized gains and gross realized losses on sales of marketable securities were also not material. There were no impairment losses recognized on marketable securities in the first three months of 2007 and 2006. Cost of securities sold or reclassified use the first in first out (FIFO) method. Since these marketable securities are classified as available-for-sale securities, changes in fair value will flow through other comprehensive income, with amounts reclassified out of other comprehensive income into earnings upon sale. Other comprehensive income activity for these securities in the first three months of 2007 and 2006 was not material.

The fair value of securities in an unrealized loss position at March 31, 2007 was $215 million, all of which have been a loss position for less than 12 months. Unrealized losses for these securities at March 31, 2007 were not material. 3M has both the intent and ability to hold the securities for the time necessary to recover the cost basis.

The balance at March 31, 2007 for marketable securities and short-term investments by contractual maturity are shown below. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

March 31,
(Millions)	2007

Due in one year or less	$30

Due after one year through three years	310
Due after three years through five years	237
Due after five years	538

Total marketable securities	$1,115

NOTE 9. Long-Term Debt and Short-Term Borrowings

The Company has a shelf registration, under which the Company has a medium-term notes program through which up to $1.5 billion of medium-term notes may be offered. 3M plans to use the net proceeds from issuances of debt securities under this registration for general corporate purposes, including the repayment of debt;

investments in or extensions of credit to 3M subsidiaries, or the financing of possible acquisitions or business expansion. In March 2007, the Company issued a 30-year, $750 million, fixed rate note with a coupon rate of 5.70%. 3M had previously issued debt under this medium-term notes program totaling $462 million. The remaining medium-term note capacity under this program totaled $288 million at March 31, 2007. The Company also has a “well-known seasoned issuer” shelf registration statement, effective February 24, 2006, to register an indeterminate amount of debt or equity securities for future sales. No securities were issued off this shelf. The Company intends to use the proceeds from future securities sales off this shelf for general corporate purposes.

Subsequent Event

On April 30, 2007, the Company replaced its $565 million credit facility with a new $1.5 billion five year credit facility, which has provisions for the Company to request an increase of the facility up to $2 billion (at the lenders’ discretion), and providing for up to $150 million in letters of credit. There are $110 million in letters of credit drawn against the current facility that will transfer to the new facility. Under the new credit agreement, 3M is required to maintain its EBITDA to Interest Ratio as of the end of each fiscal quarter at not less than 3.0 to 1. This is calculated (as defined in the agreement) as the ratio of consolidated EBITDA for the four consecutive quarters then ended to interest payable on all funded debt for the same period.

NOTE 10. Pension and Postretirement Benefit Plans

Components of net periodic benefit cost and other supplemental information for the three months ended March 31 follow:

Benefit Plan Information

	Qualified and Non-qualified
	Pension Benefits				Postretirement
	United States		International		Benefits
(Millions)	2007	2006	2007	2006	2007	2006

Service cost	$48	$49	$30	$29	$14	$14
Interest cost	142	135	55	43	26	26
Expected return on plan assets	(210)	(191)	(70)	(57)	(26)	(26)
Amortization of transition (asset) obligation	—	—	1	1	—	—
Amortization of prior service cost (benefit)	3	3	(1)	(1)	(18)	(13)
Recognized net actuarial (gain) loss	32	51	13	15	18	21
Net periodic benefit cost	$15	$47	$28	$30	$14	$22

Settlements, curtailments and special termination benefits	—	—	—	—	—	—
Net periodic benefit cost after settlements, curtailments and special termination benefits	$15	$47	$28	$30	$14	$22

As a result of the Company’s December 31, 2006 adoption of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, the Company recognized the transition obligation, prior service costs, and net actuarial losses on the balance sheet as accumulated other comprehensive income, which is a component of stockholders’ equity. As disclosed in Note 5, $34 million after tax ($14 million tax benefit) was reclassified to earnings from accumulated other comprehensive income to pension expense in the income statement. These pension expense amounts are shown in the table above as amortization of transition (asset) obligation, amortization of prior service cost (benefit) and recognized net actuarial (gain) loss.

For the three months ended March 31, 2007, contributions totaling $60 million were made to the Company’s U.S. and international pension plans and $1 million to its post-retirement plans. In 2007, the Company expects to contribute up to $400 million to its U.S. and international pension plans. The Company does not have a required minimum pension contribution obligation for its U.S. plans in 2007. Therefore, the amount of the anticipated discretionary pension contribution could vary significantly depending on the U.S plans’ funding status as of the 2007 measurement date and the anticipated tax deductibility of the contribution.

NOTE 11. Commitments and Contingencies

Legal Proceedings:

The Company and some of its subsidiaries are involved in numerous claims and lawsuits, principally in the United States, and regulatory proceedings worldwide. These include various products liability (involving products that the Company now or formerly manufactured and sold), intellectual property, and commercial claims and lawsuits, including those brought under the antitrust laws, and environmental proceedings. The following sections first describe the significant legal proceedings in which the Company is involved, and then describe the liabilities and associated insurance receivables the Company has accrued relating to its significant legal proceedings. Unless otherwise stated, the Company is vigorously defending all such litigation. Additional information can be found in Note 13 “Commitments and Contingencies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, including information about the Company’s process for establishing and disclosing accruals and insurance receivables.

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

The Company has resolved each of these actions. The settlements of the various purported class actions received final court approval in 2006, and the settlement of the single certified class action pending in the federal court in Pennsylvania received preliminary court approval in the fall of 2006. No objections were filed and the final court hearing occurred in April 2007. A final approval order is expected in the spring of 2007.

Breast Implant Litigation

The Company and certain other companies were named as defendants in past years in numerous claims and lawsuits alleging damages for personal injuries of various types resulting from breast implants formerly manufactured by the Company or a related company. The vast majority of claims against the Company have been resolved. The Company does not consider its remaining probable liability to be material. Information concerning the associated insurance receivable is in the table in the paragraph entitled Accrued Liabilities and Insurance Receivables Related to Legal Proceedings.

Respirator Mask/Asbestos Litigation

As of March 31, 2007, the Company is a named defendant, with multiple co-defendants, in numerous lawsuits in various courts that purport to represent approximately 14,500 individual claimants, a decrease from the approximately 40,200 individual claimants with actions pending at March 31, 2006. The vast majority of the lawsuits and claims resolved by and currently pending against the Company allege use of some of the Company’s mask and respirator products and seek damages from the Company and other defendants for alleged personal injury from workplace exposures to asbestos, silica, coal, or other occupational dusts found in products manufactured by other defendants or generally in the workplace. The remaining claimants generally allege personal injury from occupational exposure to asbestos from products previously manufactured by the Company, which are often unspecified, and by other defendants, or occasionally at Company premises.

Many of the resolved lawsuits and claims involved unimpaired claimants who were recruited by plaintiffs’ lawyers through mass chest x-ray screenings. The Company experienced a significant decline in the number of claims filed in 2006 and through the first quarter of 2007 from prior years by apparently unimpaired claimants. The Company attributes this decline to several factors, including certain changes enacted in several states in recent years of the law governing asbestos-related claims, and the highly-publicized decision in mid-2005 of the United States District Court for the Southern District of Texas that identified and criticized abuses by certain attorneys, doctors, and x-ray screening companies on behalf of claimants. The Company expects the filing of claims by unimpaired claimants in the future to continue at much lower levels than in the past. The Company believes that due to this change in the type and volume of incoming claims, it is likely that going forward the number of claims alleging more serious injuries, including mesothelioma and other malignancies, while remaining relatively constant, will represent a greater percentage of total claims than in the past. The Company has demonstrated in past trial proceedings that its respiratory protection products are effective as claimed when used in the intended manner and in the intended circumstances. Consequently the Company believes that claimants are unable to establish that their medical condition, even if significant, is attributable to the Company’s respiratory protection products. Nonetheless, the Company’s litigation experience indicates that such claims are costlier to resolve than the claims of unimpaired persons, and it therefore anticipates an increase in the average cost of resolving pending and future claims on a per-claim basis than it experienced in prior periods when the vast majority of claims were asserted by the unimpaired.

As previously reported, the State of West Virginia, through its Attorney General, filed a complaint in 2003 against the Company and two other manufacturers of respiratory protection products in the Circuit Court of Lincoln County, West Virginia, and amended it in 2005. The amended complaint seeks substantial, but unspecified, compensatory damages primarily for reimbursement of the costs allegedly incurred by the State for worker’s compensation and healthcare benefits provided to all workers with occupational pneumoconiosis, including current or former miners allegedly suffering from silicosis and/or coal miner’s pneumoconiosis (“Black Lung disease”) and unspecified punitive damages.

Employment Litigation

As previously reported, one current and one former employee of the Company filed a purported class action in the District Court of Ramsey County, Minnesota, in December 2004, seeking to represent a class of all current and certain former salaried employees employed by 3M in Minnesota below a certain salary grade who were age 46 or older at any time during the applicable period to be determined by the Court. The complaint alleges the plaintiffs suffered various forms of employment discrimination on the basis of age in violation of the Minnesota Human Rights Act and seeks injunctive relief, unspecified compensatory damages (which they seek to treble under the statute), including back and front pay, punitive damages (limited by statute to $8,500 per claimant) and attorneys’ fees. In January 2006, the plaintiffs filed a motion to join four additional named plaintiffs. This motion was unopposed by the Company and the four plaintiffs were joined in the case, although one claim has been dismissed following an individual settlement.

A similar age discrimination purported class action was filed against the Company in November 2005 in the Superior Court of Essex County, New Jersey, on behalf of a class of New Jersey-based employees of the Company. The Company removed this case to the United States District Court for the District of New Jersey. In addition, three former employees filed age discrimination charges against the Company with the U.S. Equal Employment Opportunity Commission and the pertinent state agencies in Texas, Minnesota, and California during 2005; two of these charges were amended in 2006. Such filings include allegations that the release of claims signed by certain former employees in the purported class defined in the charges is invalid for various reasons and assert age discrimination claims on behalf of certain current and former salaried employees in states other than Minnesota and New Jersey. In 2006, one current employee filed an age discrimination charge against the Company with the U.S. Equal Employment Opportunity Commission and the pertinent state agency in Missouri, asserting claims on behalf of a class of all current and certain former salaried employees who worked in Missouri and other states other than Minnesota and New Jersey. The same law firm represents the plaintiffs and claimants in each of these proceedings.

Environmental Matters and Litigation

The Company’s operations are subject to environmental laws and regulations including those pertaining to air emissions, wastewater discharges, toxic substances, and the handling and disposal of solid and hazardous wastes enforceable by national, state, and local authorities around the world, and private parties in the United States and abroad. These laws and regulations provide, under certain circumstances, a basis for the remediation of contamination and for personal injury and property damage claims. The Company has incurred, and will continue to incur, costs and capital expenditures in complying with these laws and regulations, defending personal injury and property damage claims, and modifying its business operations in light of its environmental responsibilities. In its effort to satisfy its environmental responsibilities and comply with environmental laws and regulations, the Company has established, and periodically updates, policies relating to environmental standards of performance for its operations worldwide.

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

Regulatory Activities: As previously reported, the Company has been voluntarily cooperating with ongoing reviews by local, state, national (primarily the U.S. Environmental Protection Agency (EPA)), and international agencies of possible environmental and health effects of perfluorooctanyl compounds (perflurooctanoic acid or “PFOA” and perfluorooctane sulfonate or “PFOS”) and related compounds. As a result of its phase-out decision in May 2000, the Company no longer manufactures perfluorooctanyl compounds except that a subsidiary recovers and recycles PFOA in Gendorf, Germany, for internal use in production processes.

The EPA signed a Memorandum of Understanding with the Company and Dyneon LLC, a subsidiary of the Company, in October 2004, under which the Company is assessing the potential presence of PFOA at and around the Company’s manufacturing facility in Decatur, Alabama. Activities are in progress pursuant to this Memorandum of Understanding.

Regulatory activities concerning PFOA and/or PFOS continue in Europe and elsewhere, and before certain international bodies. These activities include gathering of exposure and use information, risk assessment, and consideration of regulatory approaches. In December 2006, the European Union adopted an amendment to the Marketing and Use Directive to limit use of PFOS. Member States must enact the Directive into national law by December 27, 2007.

As previously reported, the Company and state agencies tested soil and groundwater beneath two former waste disposal sites in Washington County, Minnesota, used many years ago by the Company to dispose lawfully of waste containing perfluoronated compounds. The test results show that water from certain municipal wells in Oakdale, Minnesota, near two of the former disposal sites and some private wells in that vicinity in Lake Elmo, Minnesota, contains low levels of PFOS and PFOA that, in some cases, are slightly above guidelines established by the Minnesota Department of Health (“MDH”). In March 2007 the MDH lowered these advisory health-based values (HBV) (i.e., the amount of a chemical in drinking water considered by the MDH staff to be safe for people to drink for a lifetime) for PFOA from 7 parts per billion (ppb) to 0.5 ppb and for PFOS from 1 ppb to 0.3 ppb. Additional testing by the MDH has shown that water from the municipal wells in Oakdale, Minnesota, and some private wells in Lake Elmo, Minnesota, also contain low levels of other perfluoronated compounds. As previously reported, the Company on its own initiative agreed with the City of Oakdale to construct, operate, and maintain for at least five years a granular activated carbon water treatment system to treat one or more of Oakdale’s municipal wells. The Company also donated several acres of land to the City of Lake Elmo, Minnesota, for a water tower and granted the City approximately $5.6 million that the City used to expand municipal water service to neighborhoods that included a small number of private wells in which levels of PFOS and PFOA had been detected.

As previously reported, the MDH has also detected low levels of a perfluoronated compound called perfluorobutanoic acid (PFBA) in municipal wells in six nearby communities (Woodbury, Cottage Grove, Newport, St. Paul Park, South St. Paul, and Hastings, all communities located southeast of St. Paul), some of which slightly exceed the MDH’s interim advisory level for PFBA, currently at 1 ppb. The Company is working with the MDH and the Minnesota Pollution Control Agency (MPCA) in assessing the source of PFBA in these municipal wells and is supplying data that could be used in determining an appropriate guideline level. The MDH has not issued any HBV for PFBA and is temporarily applying guidelines it has developed for other perfluoronated compounds. The Company has advised the affected communities that it will assist them in assuring their drinking water falls below the legally permissible level for PFBA when such value is finally determined.

The Company is also working with the MPCA to determine whether low levels of PFOA, PFOS and other perfluoronated compounds in the soil at the Company’s former perfluoronated compound production facility at Cottage Grove, Minnesota, in the groundwater under the former plant and disposal sites, and in river sediments near the former plant, are continuing sources of such compounds in the Mississippi River, its fish and wildlife.

The Company cannot predict what regulatory actions arising from the foregoing proceedings and activities, if any, may be taken regarding such compounds or the consequences of any such actions.

Litigation: As previously reported, a former employee filed a purported class action lawsuit in 2002 in the Circuit Court of Morgan County, Alabama, involving perfluorooctanyl chemistry, alleging that the plaintiffs suffered fear, increased risk, subclinical injuries, and property damage from exposure to perfluorooctanyl chemistry at or near the Company’s Decatur, Alabama, manufacturing facility. The Circuit Court in 2005 granted the Company’s motion to dismiss the named plaintiff’s personal injury-related claims on the basis that such claims are barred by the exclusivity provisions of the state’s Workers Compensation Act. The plaintiffs’ counsel filed an amended complaint in November 2006, limiting the case to property damage claims on behalf of a purported class of residents and property owners in the vicinity of the Decatur plant. Also in 2005, the judge in a second purported class action lawsuit (filed by three residents of Morgan County, Alabama, seeking unstated compensatory and punitive damages involving alleged damage to their property from emissions of perfluorooctanyl compounds from the Company’s Decatur, Alabama, manufacturing facility that formerly manufactured those compounds) granted the Company’s motion to abate the case, effectively putting the case on hold pending the resolution of class certification issues in the action described above filed in the same court in 2002. Despite the stay, plaintiffs recently filed an amended complaint seeking damages for alleged personal injuries and property damage on behalf of the named plaintiffs and the members of a purported class. No further action in the case is expected unless and until the stay is lifted.

As previously reported, two residents of Washington County, Minnesota, filed in October 2004 a purported class action in the District Court of Washington County on behalf of Washington county residents who have allegedly suffered personal injuries and property damage from alleged emissions from the former perfluorooctanyl production facility at Cottage Grove, Minnesota, and from historic waste disposal sites in the vicinity of that facility. After the District Court granted the Company’s motion to dismiss the claims for medical monitoring and public nuisance in April 2005, the plaintiffs filed an amended complaint adding additional allegations involving other perfluoronated compounds manufactured by the Company, alleging additional legal theories in support of their claims, adding four plaintiffs, and seeking relief based on alleged contamination of the City of Oakdale municipal water supply and certain private wells in the vicinity of Lake Elmo, Minnesota. In April 2006, the plaintiffs filed a second amended complaint adding two additional plaintiffs. The two original plaintiffs thereafter dismissed their claims against the Company. Plaintiffs’ counsel has amended their definition of the purported class. The current (and fourth) definition includes all individuals whose residential drinking water in Minnesota is or has been supplied by one or more wells containing one or more carboxylated perfluorochemicals at a concentration exceeding 1.0 part per billion, or containing one or more sulfonated perfluorochemicals at a concentration exceeding 0.6 part per billion. Pretrial proceedings are in progress. A hearing on the plaintiffs’ motion to certify the case as a class action was held at the end of March 2007. The Company anticipates the Court’s ruling during the second quarter of 2007.

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

Accrued Liabilities and Insurance Receivables Related to Legal Proceedings

The following table shows the major categories of on-going litigation, environmental remediation and other environmental liabilities (as defined below) for which the Company has been able to estimate its probable liability and for which the Company has taken reserves and the related insurance receivables:

LIABILITY AND RECEIVABLE BALANCES

	Mar. 31	Dec. 31
(Millions)	2007	2006

Breast implant liabilities	$2	$4
Breast implant insurance receivables	93	93

Respirator mask/asbestos liabilities	159	181
Respirator mask/asbestos insurance receivables	365	380

Environmental remediation liabilities	40	44
Environmental remediation insurance receivables	15	15

Other environmental liabilities	$136	$14

For those significant pending legal proceedings that do not appear in the table and that are not the subject of pending settlement agreements, the Company has determined that liability is not probable or the amount of the liability is not estimable, or both, and the Company is unable to estimate the possible loss or range of loss at this time. The amounts in the preceding table with respect to breast implant and environmental remediation represent the Company’s best estimate of the respective liabilities. The Company does not believe that there is any single best estimate of the respirator/mask/asbestos liability or the other environmental liabilities shown above, nor that it can reliably estimate the amount or range of amounts by which those liabilities may exceed the reserves the Company has established.

The Company periodically reexamines its estimate of probable liabilities with respect to its other environmental liabilities and makes appropriate adjustments to such estimates based on experience and developments. Various regulatory developments occurred during the quarter, including increased regulatory activity in Minnesota and the receipt of a permit to begin work addressing perfluoronated compounds in the soil and groundwater at the Company’s manufacturing facility in Decatur, Alabama. The Company also recently completed a comprehensive review with environmental consultants regarding its other environmental liabilities which include the estimated costs of addressing trace amounts of perfluoronated compounds in drinking water sources in the City of Oakdale and Lake Elmo, Minnesota, as well as presence in the soil and groundwater at the Company’s manufacturing facilities in Decatur, Alabama, and Cottage Grove, Minnesota, and at two former disposal sites in Minnesota. As a result of these regulatory developments and of that review, the Company increased its accrued liabilities by $121 million in the first quarter of 2007. The Company expects that most of the spending will occur over the next three to seven years. This quarter’s accrual was recorded in selling, general, and administrative expenses (reflected in Corporate and Unallocated).

No adverse human health effects are caused by perfluoronated compounds at current levels of exposure. This conclusion is supported by a large body of research including laboratory studies and epidemiology studies of exposed employees. This research has been published in peer-reviewed scientific journals and shared with the EPA and global scientific-community.

NOTE 12. Management Stock Ownership Program (MSOP) and General Employees’ Stock Purchase Plan (GESPP)

The Company adopted SFAS No. 123R (revised 2004) effective January 1, 2006. The Company adopted SFAS No. 123R using the modified retrospective method. All prior periods have been restated to give effect to the fair-value-based method of accounting for awards granted in fiscal years beginning on or after January 1, 1995. The Company believes that the modified retrospective application of this standard achieves the highest level of clarity and comparability among the presented periods.

Effective with the May 2005 MSOP annual grant, the Company changed its vesting period from one to three years with the expiration date remaining at 10 years from date of grant. Capitalized stock-based compensation amounts were not material at March 31, 2007. The first quarter of 2007 includes expense from both the 2005 and 2006 stock option grants, while the first quarter of 2006 only includes expense from the 2005 stock option grant. Amounts recognized in the financial statements with respect to both the MSOP and GESPP (refer to Notes 15 and 16 in 3M’s 2006 Annual Report on Form 10-K) are as follows:

	Three months ended
	March 31
(Millions, except per share amounts)	2007	2006
Cost of sales	$8	$2
Selling, general and administrative expenses	19	19
Research, development and related expenses	6	4

Operating income (loss)	$(33)	$(25)
Income tax benefits	$13	$8
Net income (loss)	$(20)	$(17)
Earnings per share impact– diluted	$(0.03)	$(0.02)
Earnings per share – diluted	$1.85	$1.17

The following table summarizes MSOP activity during the three months ended March 31, 2007:

MSOP

			Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic Value
	Options	Price*	Life* (months)	(millions)
Under option –
January 1	82,867,903	$67.41
Granted
Annual	14,624	70.45
Progressive (Reload)	34,130	77.14
Exercised	(1,427,687)	50.28
Canceled	(213,441)	82.12
March 31	81,275,529	$67.67	67	$918
Options exercisable
March 31	62,735,197	$63.11	56	$917
Shares available for grant
March 31	13,182,829

*Weighted average

MSOP

	Options Outstanding			Options Exercisable
Range of		Remaining
Exercise		Contractual	Exercise		Exercise
Prices	Shares	Life (months)*	Price*	Shares	Price*

$43.35-64.50	45,317,375	46	$55.72	45,317,375	$55.72
$64.65-89.15	35,958,154	93	82.73	17,417,822	82.34

*Weighted average

As of March 31, 2007, there was $176 million of compensation expense that has yet to be recognized related to non-vested stock based awards. This expense is expected to be recognized over the remaining vesting period with a weighted-average life of 1.74 years. The total intrinsic values of stock options exercised during the three-month periods ended March 31, 2007 and 2006, was $38 million and $52 million, respectively. Cash received from options exercised was $72 million and $73 million for the three months ended March 31, 2007 and 2006, respectively. The actual tax benefits realized by the Company related to the exercise of employee stock options were $11 million and $9 million for the three months ended March 31, 2007 and 2006, respectively.

NOTE 13. Business Segments

Effective in the first quarter of 2007, 3M made certain changes to its business segments in its continuing effort to drive growth by aligning businesses around markets and customers. The most significant of these changes are summarized as follows:

•                  3M’s new emerging business opportunity in its Track and Trace initiative resulted in the merging of a number of formerly separate efforts into one concerted effort for future growth. Track and Trace has a growing array of applications — from tracking packages to managing medical and legal records. The establishment of this new initiative within 3M’s Safety, Security and Protection Services segment resulted in the transfer of certain businesses to this segment from other segments, including the transfer of HighJump Software Inc., a 3M U.S.-based subsidiary that provides supply chain execution software and solutions (Industrial and Transportation segment) and the transfer of certain Track and Trace products from the Electro and Communications segment.

•                  3M’s Visual Systems business (Consumer and Office segment), which offers analog overhead and electronic projectors and film, was transferred to the Electro and Communications segment. This transfer is intended to leverage common markets, customers, suppliers and technologies.

•                  3M’s Industrial and Transportation segment (Energy and Advanced Materials business) transferred the 3M™ Aluminum Conductor Composite Reinforced (ACCR) electrical power cable to the Electro and Communications segment (Electrical Markets business). With an aluminum-based metal matrix at its core, the ACCR product increases transmission capacity for existing power lines. The Electrical Markets business sells insulating, testing and connecting products to various markets, including the electric utility markets.

•                  Certain adhesives and tapes in the Industrial and Transportation segment (Industrial Adhesives and Tapes business) were transferred to the Consumer and Office segment (primarily related to the Construction and Home Improvement business and the Stationery Products business) and to the Electro and Communications segment (Electronics Markets Materials business). Certain maintenance-free respirator products for the consumer market in 3M’s Safety, Security and Protection Services segment were transferred to the Consumer and Office segment (Construction and Home Improvement business).

•                  3M transferred Film Manufacturing and Supply Chain Operations, a resource for the manufacturing and development of films and materials, to the Display and Graphics Business from Corporate and Unallocated.

3M’s businesses are organized, managed and internally grouped into segments based on differences in products, technologies and services. 3M continues to manage its operations in six operating business segments: Industrial and Transportation segment, Health Care segment, Display and Graphics segment, Consumer and Office segment, Safety, Security and Protection Services segment, and the Electro and Communications segment. 3M’s six business segments bring together common or related 3M technologies, enhancing the development of innovative products and services and providing for efficient sharing of business resources. These segments have worldwide responsibility for virtually all 3M product lines. 3M is not dependent on any single product or market. Transactions among reportable segments are recorded at cost. 3M is an integrated enterprise characterized by substantial intersegment cooperation, cost allocations and inventory transfers. Therefore, management does not represent that these segments, if operated independently, would report the operating income information shown.

The financial information presented herein reflects the impact of all of the preceding changes for all periods presented.

Business Segment Information

	Three months ended
	March 31
(Millions)	2007	2006

NET SALES

Industrial and Transportation	$1,785	$1,672
Health Care	962	966
Display and Graphics	921	919
Consumer and Office	814	741
Safety, Security and Protection Services	758	639
Electro and Communications	668	645
Corporate and Unallocated	29	13
Total Company	$5,937	$5,595

OPERATING INCOME

Industrial and Transportation	$411	$380
Health Care	1,062	298
Display and Graphics	295	292
Consumer and Office	177	150
Safety, Security and Protection Services	181	158
Electro and Communications	111	120
Corporate and Unallocated	(136)	(29)
Total Company	$2,101	$1,369

The following items impacted operating income results for the three months ended March 31, 2007. Refer to Note 2 for discussion of the sale of 3M’s global branded pharmaceuticals business, which resulted in a pre-tax gain on sale of $786 million (reflected in Health Care segment). Refer to Note 4 for discussion of restructuring actions. The Health Care segment included a net pre-tax gain of $7 million, which primarily related to adjustments to restructuring costs that were recorded in the fourth quarter of 2006. The Electro and Communications segment includes a pre-tax restructuring charge of $19 million, primarily related to asset impairment charges. Refer to Note 11 for discussion of the $121 million increase in environmental liabilities (reflected in Corporate and Unallocated).

Corporate and unallocated operating income includes a variety of miscellaneous items, such as corporate investment gains and losses, certain derivative gains and losses, insurance-related gains and losses, certain litigation and environmental expenses, and corporate restructuring program charges. Because this category includes a variety of miscellaneous items, it is subject to fluctuation on a quarterly and annual basis. In early January 2007, 3M completed the sale of its global branded pharmaceuticals business in Europe. This first quarter 2007 gain, net of related exit costs, was reported in the Health Care segment (Pharmaceuticals business), consistent with where the 2006 gain on sale of other portions of the business was recorded. 3M’s Drug Delivery Systems Division (DDSD) is a source of supply to the acquiring companies and DDSD (Health Care) will record sales and operating income related to the pharmaceuticals supply agreements. Remaining pharmaceutical sales and operating results in the first quarter of 2007 were not significant and were recorded in Corporate and Unallocated.

NOTE 14. Review Report of Independent Registered Public Accounting Firm

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of 3M Company:

We have reviewed the accompanying consolidated balance sheet of 3M Company and its subsidiaries as of March 31, 2007 and the related consolidated statements of income and of cash flows for the three-month periods ended March 31, 2007 and 2006. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2006, and the related consolidated statements of income, of changes in stockholders’ equity and comprehensive income, and of cash flows for the year then ended, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006; and in our report dated February 12, 2007, we expressed unqualified opinions thereon. The consolidated financial statements and management’s assessment of the effectiveness of internal control over financial reporting referred to above are not presented herein. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2006, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Minneapolis, Minnesota
May 2, 2007

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to provide a reader of 3M’s financial statements with a narrative from the perspective of management. 3M’s MD&A is presented in five sections:

•      Overview

•      Results of Operations

•      Performance by Business Segment

•      Financial Condition and Liquidity

•      Forward-Looking Statements

OVERVIEW

3M is a diversified global manufacturer, technology innovator and marketer of a wide variety of products and services. 3M manages its operations in six operating business segments: Industrial and Transportation, Health Care, Display and Graphics, Consumer and Office, Safety, Security and Protection Services, and Electro and Communications.

As discussed in Note 13 to the Consolidated Financial Statements, effective in the first quarter of 2007, 3M made certain changes to its business segments. The financial information presented herein reflects the impact of these business segment changes for all periods presented.

For the three months ended March 31, 2007, the Company utilized $1.514 billion of cash to repurchase 3M common stock and pay dividends, compared to $598 million in the same period last year. In February 2007, 3M’s Board of Directors approved a $7.0 billion two-year share repurchase authorization for the period from February 12, 2007 to February 28, 2009. As of March 31, 2007, approximately $6.1 billion remained available for repurchase. In February 2007, 3M’s Board also authorized a dividend increase of 4.3% for 2007, marking the 49th consecutive year of dividend increases for 3M. 3M’s debt to total capital ratio (total capital defined as debt plus equity) as of March 31, 2007 was 31%. 3M has an AA credit rating from Standard & Poor’s and an Aa1 credit rating from Moody’s Investors Service.

3M completed the sale of its global branded pharmaceuticals business in Europe in January 2007. As a result, 3M recorded a gain on sale, which was partially offset by restructuring expenses and increases in environmental liabilities. Including these items, 3M reported net sales of $5.937 billion and net income of $1.368 billion, or $1.85 per diluted share, for the three months ended March 31, 2007, compared with net sales of $5.595 billion and net income of $899 million, or $1.17 per diluted share, for the three months ended March 31, 2006.

In the first quarter of 2007, the gain on sale, net of restructuring expenses and increases in environmental liabilities, increased operating income by $653 million and net income by $422 million, or $0.57 per diluted share. This included net benefits from gains related to the sale of 3M’s branded pharmaceuticals business in Europe ($786 million pre-tax, $506 million after-tax), which were partially offset by restructuring actions ($12 million pre-tax, $9 million after-tax) and increases in environmental liabilities ($121 million pre-tax, $75 million after-tax). These items are discussed in more detail in Note 2 (Acquisitions and Divestitures), Note 4 (Restructuring Actions) and Note 11 (Commitments and Contingencies), respectively.

The following table summarizes sales and operating income results by business segment.

	Three months ended March 31
	2007		2006		% change
	Net	Oper.	Net	Oper.	Net	Oper.
(Millions)	Sales	Income	Sales	Income	Sales	Income

Industrial and Transportation	$1,785	$411	$1,672	$380	6.7%	8.2%
Health Care	962	1,062	966	298	(0.5)%	N/A
Display and Graphics	921	295	919	292	0.3%	0.9%
Consumer and Office	814	177	741	150	9.9%	18.1%
Safety, Security and Protection Services	758	181	639	158	18.7%	14.9%
Electro and Communications	668	111	645	120	3.6%	(7.6)%
Corporate and Unallocated	29	(136)	13	(29)
Total Company	$5,937	$2,101	$5,595	$1,369	6.1%	53.5%

Worldwide total sales growth was 6.1%. Local-currency sales growth (which includes volume, selling price and acquisition impacts) was 7.4% for the first quarter of 2007, with organic local-currency growth of 4.8% and acquisitions adding 2.6%. The sale of the global branded pharmaceuticals business (which is part of the Health Care segment) decreased worldwide sales growth by 3.8%. The sale of the pharmaceuticals business is not presented as a discontinued operation due to the extent of the projected continuing cash flows from 3M’s contractual supply relationship with the buyers in relation to those of the business that was sold. The Company expects annual revenues of approximately $100 million from these supply arrangements. Health Care led all segments with local-currency sales growth (including acquisitions, but excluding divestiture impact) of 20.4%. This includes a 5.6% benefit from acquisitions and 4.3% benefit due to the aforementioned supply agreements. The sale of 3M’s global branded pharmaceuticals business reduced Health Care sales growth by 24.9%. Local-currency sales increased 15.0% in Safety, Security and Protection Services, including 10.1% from acquisitions, the largest being the August 2006 acquisition of Security Printing and Systems Limited. Local-currency sales (including acquisitions) increased 8.2% in Consumer and Office, 4.0% in Industrial and Transportation and 1.2% in Electo and Communications. Display and Graphics local-currency sales decreased by 0.8%, largely due to difficult year-on-year comparisons resulting from last year’s first-quarter inventory buildup within the LCD industry. Refer to the Performance by Business Segment section for a more detailed discussion of the results of the respective segments.

Geographically, Europe led local-currency sales growth (including acquisitions) in the first quarter of 2007, with an increase of 13.3%, followed by the combined Latin America and Canada with a 9.1% increase, the United States with an increase of 6.2%, and Asia Pacific with a 3.9% increase. Of this local-currency sales growth, acquisitions contributed 5.4% to Europe, 3.1% to the United States, 0.9% to the combined Latin America and Canada, and 0.3% to Asia Pacific. The branded pharmaceuticals divestiture reduced Europe sales by 7.0%, United States sales by 4.2%, the combined Latin America and Canada sales by 2.5%, and Asia Pacific sales by 1.2%. Currency effects increased international sales by 4.0%. Foreign currency translation positively impacted Europe by 8.7% and Asia Pacific by 1.1%, as the U.S. dollar weakened against these currencies. Foreign currency translation effects had a minimal impact on the combined Latin America and Canada sales.

Operating income for the three months ended March 31, 2007 increased 53.5% year-on-year. Operating income margins for the first quarter of 2007 were 35.4% compared to 24.5% in the first quarter of 2006, impacted by the gain on sale, net of restructuring expenses and increases in environmental liabilities, which resulted in a margin improvement of 11.0%. 3M generated $580 million of operating cash flows for the three months ended March 31, 2007, a decrease of $38 million compared to the three months ended March 31, 2006.

RESULTS OF OPERATIONS

Percent change information compares first three months of 2007 with the same period last year, unless otherwise indicated.

Net Sales:

	Three months ended
	March 31, 2007
	U.S.	Intl.	Worldwide
Net sales (millions)	$2,190	$3,747	$5,937
% of worldwide sales	36.9%	63.1%
Components of net sales change:
Volume – organic	2.3%	7.6%	5.6%
Volume – acquisitions	3.1	2.4	2.6
Price	0.8	(1.8)	(0.8)
Local-currency sales (including acquisitions)	6.2	8.2	7.4
Divestitures	(4.2)	(3.5)	(3.8)
Translation	—	4.0	2.5
Total sales change	2.0%	8.7%	6.1%

In the first quarter of 2007, worldwide local-currency sales growth of 7.4% was broad based. Organic local-currency growth increased 4.8%, while acquisitions, such as Security Printing and Systems Limited and Biotrace International, added 2.6% to sales growth. The company’s divestiture of its branded pharmaceuticals business reduced reported sales growth by 3.8%, while translation added 2.5% to first-quarter 2007 sales. Local currency sales growth was led by the Health Care, Safety, Security and Protection Services, and Consumer and Office businesses. In the United States, sales improved 2.0% when compared to last year’s first-quarter, including a 4.2% penalty from divestitures. U.S. local-currency growth of 6.2% in the first quarter of 2007 was equally split between organic growth and acquisitions.

International sales were up 8.7% in U.S. dollar terms, including a 3.5% penalty from divestitures. Local-currency sales were up 8.2%, with organic sales volume up 7.6%, selling prices down 1.8%, and acquisitions adding 2.4% of additional growth. International selling prices continue to be negatively impacted by businesses that serve the consumer electronics industry. Foreign currency translation increased first-quarter sales by 4.0%. Refer to the “Performance by Business Segment” section for additional discussion of sales change by segment and the preceding “Overview” section for discussion of sales growth by geographic area.

Operating Expenses:

	Three months ended
	March 31
(Percent of net sales)	2007	2006	Change
Cost of sales	50.8%	48.6%	2.2%
Selling, general and administrative expenses	21.6	21.1	0.5
Research, development and related expenses	5.4	5.8	(0.4)
Gain on sale of pharmaceuticals business	(13.2)	—	(13.2)
Operating income	35.4%	24.5%	10.9%

Cost of sales as a percent of net sales increased 2.2 percentage points in the first quarter compared to the same period in 2006, with approximately half of the increase due to the sale of the branded pharmaceuticals business, which had lower than average cost of sales. The remaining increase was due to a weaker U.S. dollar, higher year-on-year raw material costs, and selling price reductions.

Selling, general and administrative (SG&A) expenses as a percent of net sales increased 0.5 percentage points when compared to the same period in 2006. This increase was driven by the $121 million increase in environmental liabilities and $7 million in SG&A restructuring expenses, which combined increased SG&A by 2.2 percentage points (refer to Note 11 and Note 4 for more detail). Excluding the divestiture of the pharmaceuticals business, sales and marketing expenses were up in line with local-currency growth year-on-year as the Company continued to invest in sales and marketing resources to drive accelerated growth, while an aggressive focus on managing administrative costs reduced these expenses.

Research, development and related expenses as a percent of net sales decreased 0.4 percentage points when compared to the same period in 2006. Excluding the divestiture of the R&D-intensive pharmaceuticals business,  R&D and related costs increased by nearly 12% as the Company continued to aggressively invest in growth.

Operating Income:

3M uses operating income as one of its primary business segment performance measurement tools. Operating income has steadily improved the past few years, helped by solid sales growth and positive benefits from 3M’s corporate initiatives. Operating income margins of 35.4% in the first three months of 2007 increased significantly from 24.5% for the first three months of 2006, with margins positively impacted by 11% from the gain on sale of the pharmaceuticals business, net of restructuring expenses and increases in environmental liabilities.

Interest Expense and Income:

	Three months ended
	March 31
(Millions)	2007	2006
Interest expense	$38	$22
Interest income	(28)	(8)
Total	$10	$14

Interest expense increased for the first quarter of 2007 when compared to the same period in 2006, primarily related to increased short-term debt levels supporting share repurchases and higher U.S. interest rates. Interest income was higher in the first quarter of 2006, predominately due to higher average cash, cash equivalent and marketable securities balances.

Provision for Income Taxes:

	Three months ended
	March 31
(Percent of pre-tax income)	2007	2006
Effective tax rate	33.8%	32.7%

The tax rate for the first quarter of 2007 was 33.8%, compared to 32.7% in the first quarter of 2006. The 2007 tax rate increased by 0.6% due to the combined impact of the sale of the branded pharmaceuticals businesses, restructuring expenses and increases in environmental liabilities. The remaining 0.5% increase in the tax rate was primarily due to the loss of the Extraterritorial Income Exclusion (ETI) benefit and changes in tax reserves due to the ongoing requirements of FIN 48 that were partially offset by the increased Manufacturer’s Deduction benefit. Refer to Note 6 for discussion of FIN 48.

Minority Interest:

	Three months ended
	March 31
(Millions)	2007	2006
Minority Interest	$15	$13

Minority interest expense eliminates the income or loss attributable to non-3M ownership interests in 3M consolidated entities. 3M’s most significant consolidated entity with non-3M ownership interests is Sumitomo 3M Limited (3M owns 75% of Sumitomo 3M Limited). The increase for the first three months of 2007 primarily related to Sumitomo 3M Limited.

Currency Effects:

3M estimates that year-on-year currency effects, including hedging impacts, had a minimal impact on net income for the three months ended March 31, 2007. This estimate includes the effect of translating profits from local currencies into U.S. dollars; the impact of currency fluctuations on the transfer of goods between 3M operations in the United States and abroad; and transaction gains and losses, including derivative instruments designed to reduce foreign currency exchange rate risks. 3M estimates that year-on-year derivative and other transaction gains and losses decreased net income by approximately $20 million for the three months ended March 31, 2007.

CRITICAL ACCOUNTING ESTIMATES

Information regarding significant accounting policies is included in Note 1 to 3M’s Annual Report on Form 10-K for the year ended December 31, 2006. As stated in Note 1, the preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

The Company believes its most critical accounting estimates relate to legal proceedings, the Company’s pension and postretirement obligations, potential asset impairment issues and income taxes. Senior management has discussed the development, selection and disclosure of its critical accounting estimates with the Audit Committee of 3M’s Board of Directors. In addition to the critical accounting estimates detailed in 3M’s Annual Report on Form 10-K for the year ended December 31, 2006, the Company has added income taxes in the first quarter of 2007 (with the January 1, 2007 adoption of FIN 48) as a critical accounting estimate.

Income Taxes:

The extent of 3M’s operations involves dealing with uncertainties and judgments in the application of complex tax regulations in a multitude of jurisdictions. The final taxes paid are dependent upon many factors, including negotiations with taxing authorities in various jurisdictions and resolution of disputes arising from federal, state, and international tax audits. The Company recognizes potential liabilities and records tax liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on its estimate of whether, and the extent to which, additional taxes will be due. As of January 1, 2007, the Company follows FIN 48 guidance to record these liabilities (refer to Note 6 for additional information). The Company adjusts these reserves in light of changing facts and circumstances; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the Company’s current estimate of the tax liabilities. If the Company’s estimate of tax liabilities proves to be less than the ultimate assessment, an additional charge to expense would result. If payment of these amounts ultimately proves to be less than the recorded amounts, the reversal of the liabilities would result in tax benefits being recognized in the period when the Company determines the liabilities are no longer necessary.

New Accounting Pronouncements:

Information regarding new accounting pronouncements is included in Note 1 to the Consolidated Financial Statements.

PERFORMANCE BY BUSINESS SEGMENT

As discussed in Note 13 to the Consolidated Financial Statements, effective in the first quarter of 2007, 3M made certain changes to its business segments. Segment information for all periods presented has been reclassified to reflect the new segment structure.

Information related to 3M’s business segments for the first quarter of both 2007 and 2006 is presented in the tables that follow. Local-currency sales (which includes both organic and acquisition volume impacts plus price impacts) are provided for each segment. The translation impact and total sales change are also provided for each segment.

Industrial and Transportation Business:

	Three months ended
	March 31
	2007	2006
Sales (millions)	$1,785	$1,672
Sales change analysis:
Local currency (volume and price)	4.0%	13.7%
Translation	2.7	(2.4)
Total sales change	6.7%	11.3%

Operating income (millions)	$411	$380
Percent change	8.2%	23.0%
Percent of sales	23.0%	22.7%

The Industrial and Transportation segment serves a broad range of markets, such as appliance, paper and packaging, food and beverage, and automotive. Industrial and Transportation products include tapes, a wide variety of coated and non-woven abrasives, adhesives, specialty materials, filtration products, closures for disposable diapers, and components and products that are used in the manufacture, repair and maintenance of automotive, marine, aircraft and specialty vehicles.

Local-currency sales grew 4.0%, including 0.9% from complimentary bolt-on acquisitions in the adhesives, tapes and abrasives area that have helped fill gaps in product lines. Organic sales growth in the first quarter of 2007 was led by the industrial adhesives and tapes business, automotive aftermarket business and abrasives business. Geographically, Europe and Asia Pacific led sales growth. Operating income in the first quarter was $411 million, up 8.2%.

In March 2005, 3M’s automotive business completed the purchase of 19% of TI&M Beteiligungsgesellschaft mbH (TI&M) for approximately $55 million. TI&M is the parent company of I&T Innovation Technology Entwicklungs- und Holding Aktiengesellschaft (I&T), an Austrian maker of flat flexible cable and circuitry. Pursuant to a Shareholders Agreement, 3M marketed the firm’s flat flexible wiring systems for automotive interior applications to the global automotive market. I&T filed a petition for bankruptcy protection in August 2006. As part of its agreement to purchase the shares of TI&M, the Company was granted a put option, which gave the Company the right to sell back its entire ownership interest in TI&M to the other investors from whom 3M acquired its 19% interest. The put option became exercisable January 1, 2007. The Company exercised the put option and recovered approximately $25 million of its investment from one of the investors based in Belgium in February 2007. The other two TI&M investors have filed a bankruptcy petition in Austria. The Company is pursuing recovery of the balance of its investment both through the Austrian bankruptcy proceedings and pursuant to the terms of the Share Purchase Agreement. The Company believes collection of its remaining investment is probable and, as a result, no impairment reserve has been recorded.

Health Care Business:

	Three months ended
	March 31
	2007	2006
Sales (millions)	$962	$966
Sales change analysis:
Local currency (volume and price)	20.4%	4.9%
Divestitures	(24.9)	—
Translation	4.0	(3.0)
Total sales change	(0.5)%	1.9%

Operating income (millions)	$1,062	$298
Percent change	N/A	9.7%
Percent of sales	N/A	30.8%

The Health Care segment serves markets that include medical, clinics and hospitals, pharmaceuticals, dental and orthodontic practitioners, and health information systems. Products and services provided to these and other markets include medical and surgical supplies, skin health and infection prevention products, drug delivery systems, dental and orthodontic products, health information systems and microbiology solutions. As discussed in Note 2, the global branded pharmaceuticals business was sold in December 2006 and January 2007.

In total, the combination of the following items positively impacted first-quarter 2007 Health Care operating income by $793 million. As discussed in Note 2, in January 2007 the Company sold its branded pharmaceuticals business in the Europe region. The operating income gain related to this sale, which is included in Health Care, totaled $786 million. In addition, as discussed in Note 4, a net pre-tax gain of $7 million was recorded, which primarily related to adjustments to restructuring costs incurred in the fourth quarter of 2006.

The sale of the branded pharmaceuticals business will impact both sales growth and operating income margins in Health Care and the total company in 2007. Sales growth in 2007 will be negatively impacted as significant pharmaceuticals sales are in the base 2006 period. In addition, Health Care operating income margins are expected to decline in 2007 by approximately two percentage points year-on-year as a result of this sale. The sale of the pharmaceuticals business reduced Health Care sales growth by 24.9%. 3M believes the disaggregated information that follows for 3M Health Care’s remaining businesses (without pharmaceuticals) and for pharmaceuticals on a stand-alone basis provides useful information.

Health Care Business without Pharmaceuticals:

	Three months ended
	March 31
	2007	2006
Sales (millions)	$962	$773
Sales change analysis:
Local currency (volume and price)	20.4%	6.8%
Translation	4.0	(2.9)
Total sales change	24.4%	3.9%

Operating income (millions)	$264	$238
Percent change	10.8%	10.6%
Percent of sales	27.4%	30.8%

The following discussion provides information on 3M Health Care’s remaining businesses (without pharmaceuticals).

Local-currency growth increased 20.4 percent in the quarter, with acquisitions contributing 5.6% of this growth. New supply agreements related to the sale of the branded pharmaceutical business, in which the Drug Delivery Systems Division (DDSD) became a source of supply to the acquiring companies, added 4.3%. The balance of the portfolio grew at a combined rate of 10.5%. Sales growth was broad based across Health Care, led by DDSD. In addition, growth was strong in the clinic and hospital markets, both in terms of traditional 3M consumables for infection prevention and wound care, as well as innovative software solutions to enhance productivity and data accuracy in hospitals. Sales growth was also strong in the dental business. Through acquisitions, 3M has added some key businesses and technologies that will bolster its leadership position in infection prevention and detection, as well as digital dentistry.

Operating income in the first quarter was $264 million, up 10.8%. Operating income includes $5 million in restructuring expenses, primarily severance and related benefits, which negatively impacted operating income growth by 1.9%.

Pharmaceuticals Business:

	Three months ended
	March 31
	2007	2006
Sales (millions)	$—	$193
Sales change analysis:
Local currency (volume and price)	N/A	(1.9)%
Translation	N/A	(3.3)
Total sales change	N/A	(5.2)%

Operating income (millions)	$798	$60
Percent change	N/A	6.1%
Percent of sales	N/A	31.0%

In total, the combination of the following items positively impacted first-quarter 2007 Health Care operating income by $798 million. As discussed in Note 2, in early January 2007 the Company sold its branded pharmaceuticals business in Europe. The operating income gain related to this sale, which is included in pharmaceuticals, totaled $786 million. In addition, a net pre-tax restructuring gain of $12 million was recorded, which primarily related to adjustments to restructuring costs incurred in the fourth quarter of 2006.

DDSD, which is a source of supply to the acquiring companies, will record sales and operating income related to the pharmaceuticals supply agreements. Remaining pharmaceutical sales and operating results in the first quarter of 2007 were not significant and were recorded in Corporate and Unallocated.

Display and Graphics Business:

	Three months ended
	March 31
	2007	2006
Sales (millions)	$921	$919
Sales change analysis:
Local currency (volume and price)	(0.8)%	8.6%
Translation	1.1	(1.4)
Total sales change	0.3%	7.2%

Operating income (millions)	$295	$292
Percent change	0.9%	4.0%
Percent of sales	32.0%	31.8%

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

Local-currency sales growth in Display and Graphics decreased by 0.8%, when compared to a strong first-quarter last year when local-currency sales grew 8.6%. Operating income in the first quarter was $295 million, up 0.9%.

The Commercial Graphics division posted solid increases in both sales and profits. The growth in the Commercial Graphics division was broad-based, driven by the combination of new products, fleet and retail advertising, re-branding efforts related to merger and acquisition activity, along with strong international penetration.

In optical films, 3M believes the LCD industry is taking a more rational approach to better balancing supply with end-market demand. In the first quarter of 2007, this resulted in optical film sales being down a few points year-on-year. Last year’s first quarter reflected a sizeable inventory build that was subsequently corrected during the second and third quarter of 2006. While 3M has lost some penetration of optical films for low end computer monitors, 3M continues to have strong penetration in the fastest growth segment of the LCD industry – TV’s. Selling prices were down in line with the Company’s recent experience. 3M’s strategy here remains the same – that is, to carefully manage the price down requirements of the LCD industry while at the same time growing total sales and profitability.

Looking ahead, 3M expects strong seasonal demand in the LCD industry in the second half of the year as LCD TV penetration of the overall global television industry increases. 3M started up its new optical film converting facility in Poland in the second quarter of 2007, supporting panel manufacturers as they move operations to Eastern Europe, and 3M is also seeing continued improvement of the new DBEF manufacturing line in the United States. Both projects are tracking to plan.

Consumer and Office Business:

	Three months ended
	March 31
	2007	2006
Sales (millions)	$814	$741
Sales change analysis:
Local currency (volume and price)	8.2%	10.6%
Translation	1.7	(1.1)
Total sales change	9.9%	9.5%

Operating income (millions)	$177	$150
Percent change	18.1%	19.0%
Percent of sales	21.7%	20.2%

The Consumer and Office segment serves markets that include consumer retail, office retail, home improvement, building maintenance and other markets. Products in this segment include office supply products, stationery products, construction and home improvement products, home care products, protective material products and consumer health care products.

Local-currency sales increased 8.2 percent, including 1.2% of growth from the Nylonge acquisition, a global provider of household cleaning products including cellulose sponges, scrub sponges and household wipes. The acquisition has two primary benefits: first, it expands 3M’s leading line of home cleaning and scrubbing products, and second, it quickly adds manufacturing capacity in a growing core 3M business.

First-quarter 2007 sales growth was led by the construction and home improvement business serving the do-it-yourself retail channel with products such as Scotch blue masking tape for the professional paint trade along with the expansion of distribution of Filtrete furnace filters where 3M has recently added capacity to drive growth. Also leading growth in the first quarter were businesses supplying the consumer and office mass retail segment. In geographic terms, 3M generated solid sales growth in every major region of the world. Operating income in the first quarter was $177 million, up 18.1%.

Safety, Security and Protection Services Business:

	Three months ended
	March 31
	2007	2006
Sales (millions)	$758	$639
Sales change analysis:
Local currency (volume and price)	15.0%	16.0%
Translation	3.7	(2.2)
Total sales change	18.7%	13.8%

Operating income (millions)	$181	$158
Percent change	14.9%	33.4%
Percent of sales	23.9%	24.7%

The Safety, Security and Protection Services segment serves a broad range of markets that increase the safety, security and productivity of workers, facilities and systems. Major product offerings include personal protection products, safety and security products, energy control products, cleaning and protection products for commercial establishments, roofing granules for asphalt shingles, and supply chain execution software solutions. 3M’s new emerging business opportunity in its Track and Trace initiative within 3M’s Safety, Security and Protection Services segment resulted in the merging of a number of formerly separate efforts into one concerted effort for future growth. Track and Trace has a growing array of applications – from tracking packages to managing medical and legal records.

Local currency sales growth was 15.0 percent, with 10.1 percent of that growth coming from various acquisitions, the largest being the August 2006 acquisition of Security Printing Systems Limited, a leading provider of finished, personalized passports and secure cards. For many years 3M has had a niche position in the passport market with security laminates that prevent counterfeiting. This acquisition allows 3M to deliver a full range of border and civil security solution products.

Organic revenue growth continues to be driven by strong global demand for personal safety products, especially in respiratory protection. In addition, 3M had solid sales growth in its building and commercial services business. Also, sales were up more than 50 percent in corrosion protection, where 3M is providing unique pipe coating solutions for its oil and gas market customers. On May 1, 2007, 3M announced that it completed its acquisition of E Wood Holdings PLC, a UK-based manufacturer of high performance protective coatings. E Wood’s expertise in liquid technologies for new pipes and rehabilitation coatings for existing pipes in the oil, gas and water markets complements 3M’s core corrosion protection product offering of external powder coatings for new oil and gas pipelines. Operating income in the first quarter of 2007 was $181 million, up 14.9%. 3M’s roofing granules business posted strong improvement when compared to fourth-quarter 2006, as industry-wide inventories are now in better balance with demand. However, this business was down year-on-year, negatively impacting first-quarter 2007 sales and operating income growth by almost 3 percent and 6 percent, respectively.

Electro and Communications Business:

	Three months ended
	March 31
	2007	2006
Sales (millions)	$668	$645
Sales change analysis:
Local currency (volume and price)	1.2%	8.5%
Translation	2.4	(2.2)
Total sales change	3.6%	6.3%

Operating income (millions)	$111	$120
Percent change	(7.6)%	34.2%
Percent of sales	16.6%	18.6%

The Electro and Communications segment serves the electrical, electronics and communications industries, including electrical utilities; electrical construction, maintenance and repair; OEM electrical and electronics; computers and peripherals; consumer electronics; telecommunications central office, outside plant and enterprise; as well as aerospace, military, automotive and medical markets; with products that enable the efficient transmission of electrical power and speed the delivery of information and ideas. Products include electronic and interconnect solutions, micro interconnect systems, high-performance fluids, high-temperature and display tapes, telecommunications products, electrical products, and visual systems products.

The Electro and Communications business posted an overall sales growth of 3.6%, primarily related to strong growth in both the electrical and communications businesses. The Electrical markets division continues to deliver growth in a number of products and solutions for insulating, testing, sensing and connecting to both power utilities and manufacturing OEMs. In the communications business, growth is being driven by the global deployment of enhanced broadband services, which require significant upgrades to existing communication networks to improve performance and expand the bandwidth needed to deliver enhanced services. Sales decreased in the electronics solutions business, due primarily to year-over-year declines in flexible connectors for inkjet printers and, to a lesser extent, semi-conductor and inter-connect customers reducing inventory in the channel. Operating income in the first quarter was $111 million, down 7.6%. Operating income includes $19 million in restructuring expenses, primarily for asset impairment charges related to the Company’s decision to close a facility in Wisconsin, which negatively impacted operating income growth by 16.0%.

FINANCIAL CONDITION AND LIQUIDITY

The Company’s net debt position is as follows:

	Mar. 31	Dec. 31
(Millions)	2007	2006

Total Debt	$4,602	$3,553
Less: Cash and cash equivalents and marketable securities	2,812	2,084
Net Debt	$1,790	$1,469

Total debt to total capital (total capital is defined as debt plus equity) was approximately 31% at March 31, 2007, compared with approximately 26% at December 31, 2006. The increase in the first quarter of 2007 is primarily related to the long-term debt issuance of $750 million in March 2007 as well as increased short-term debt to support share repurchases. 3M believes its ongoing cash flows provide ample cash to fund expected investments and capital expenditures. The Company has an AA credit rating from Standard & Poor’s and an Aa1 credit rating from Moody’s Investors Service. The Company has sufficient access to capital markets to meet currently anticipated growth and acquisition investment funding needs. The Company does not utilize derivative instruments linked to the Company’s stock. However, the Company does have contingently convertible debt that, if conditions for conversion are met, is convertible into shares of 3M Company stock (refer to Note 1 in this document).

The Company’s financial condition and liquidity remain strong. Various assets and liabilities, including cash and short-term debt, can fluctuate significantly from month-to-month depending on short-term liquidity needs. Working capital (defined as current assets minus current liabilities) totaled $2.222 billion at March 31, 2007, increasing $599 million from December 31, 2006, with this increase driven by higher cash, cash equivalents and marketable securities, higher accounts receivable, and lower current accrued income taxes, partially offset by higher short-term debt. Primary short-term liquidity needs are provided through U.S. commercial paper and euro commercial paper issuances. Credit support for outstanding commercial paper was provided by a five-year $565 million credit agreement established in March 2005 among a group of primary relationship banks. This credit agreement requires 3M to maintain a capitalization ratio at no more than 0.60 to 1 at the end of each quarter. This ratio is calculated as funded debt (including all borrowed money and letters of credit utilized) to the sum of funded debt and equity. At March 31, 2007, this ratio was approximately 0.32 to 1. On April 30, 2007, the Company replaced its $565 million credit facility with a new $1.5 billion five year multi-currency credit facility. This credit agreement has a sub-limit of $150 million for letters of credit and includes a provision under which the Company may request an increase of the total facility up to $2 billion, with the grant of such request at the lenders’ discretion. There are $110 million in letters of credit drawn against the current facility that will transfer to the new facility. Under the new credit agreement, 3M is required to maintain its EBITDA to Interest Ratio as of the end of each fiscal quarter at not less than 3.0 to 1. This is calculated (as defined in the agreement) as the ratio of consolidated EBITDA for the four consecutive quarters then ended to interest payable on all funded debt for the same period. Medium-term note shelf borrowing capacity totaled $288 billion as of March 31, 2007. To benefit from the SEC Securities Offering Reform rules applicable to well-known seasoned issuers, the Company filed a shelf registration statement on Form S-3 with the SEC on February 24, 2006, which became effective automatically, to register an indeterminate amount of debt or equity securities for future sales. No securities were issued off this shelf. The Company intends to use the proceeds from future securities sales off this shelf for general corporate purposes.

The Company uses various working capital measures that place emphasis and focus on certain working capital assets and liabilities. These measures are not defined under U.S. generally accepted accounting principles and may not be computed in the same way as similarly titled measures used by other companies. One of the primary working capital measures 3M uses is a combined index, which includes accounts receivable, inventory and accounts payable. This combined index (defined as quarterly net sales – fourth quarter at year-end – multiplied by four, divided by ending net accounts receivable plus inventory less accounts payable) was 5.0 at March 31, 2007, down from 5.4 at December 31, 2006, and also a decrease from 5.4 at March 31, 2006. Receivables increased $342 million, or 11.0%, compared with December 31, 2006, with higher March 2007 sales compared to December 2006 sales contributing to the increase. Inventories increased $113 million, or 4.3%, compared with December 31, 2006. Accounts payable increased $39 million compared with December 31, 2006.

Cash Flows from Operating Activities:

	Three months ended
	March 31
(Millions)	2007	2006

Net income	$1,368	$899
Depreciation and amortization	254	246
Company pension contributions	(60)	(52)
Company postretirement contributions	(1)	(13)
Company pension expense	43	77
Company postretirement expense	14	22
Stock-based compensation expense	33	25
Gain from sale of pharmaceuticals business	(786)	—
Income taxes (deferred and accrued income taxes)	131	(66)
Excess tax benefits from stock-based compensation	(7)	(7)
Accounts receivable	(319)	(239)
Inventories	(107)	(200)
Accounts payable	49	73
Product and other insurance receivables and claims	75	(18)
Other – net	(107)	(129)
Net cash provided by operating activities	$580	$618

Cash flows from operating activities can fluctuate significantly from period to period, as pension funding decisions, tax timing differences and other items can significantly impact cash flows. In the first three months of 2007, cash flows provided by operating activities decreased $38 million. Net income increased $469 million, with the combined after-tax impact of the gain on sale of the branded pharmaceuticals business in Europe, net of restructuring expenses and an increase in environmental liabilities, increasing net income by $422 million. Since the pharmaceuticals gain is included in and increases net income, the pre-tax gain from the sale of the pharmaceuticals business of $786 must be subtracted, as shown above, to properly reflect operating cash flows. The cash proceeds from sale of the pharmaceuticals business are shown as part of cash from investing activities, however, when the related taxes are paid they are required to be shown as part of cash provided by operating activities. Thus, operating cash flows for the first quarter of 2007 were penalized due to cash income tax payments of nearly $400 million in the first quarter of 2007 that related to the sale of portions of the global branded pharmaceuticals business in the fourth quarter of 2006. Non-pharmaceutical related cash income tax payments were approximately $325 million lower than the first quarter last year due to normal timing differences in tax payments, benefiting cash flows.

Cash Flows from Investing Activities:

	Three months ended
	March 31
(Millions)	2007	2006

Purchases of property, plant and equipment (PP&E)	$(304)	$(190)
Proceeds from sale of PP&E and other assets	4	16
Acquisitions, net of cash acquired	(55)	(22)
Proceeds from sale of pharmaceuticals business	817	—
Purchases and proceeds from sale or maturities of marketable securities and investments - net	(449)	(392)
Net cash provided by (used in) investing activities	$13	$(588)

Investments in property, plant and equipment enable growth in diverse markets, helping to meet product demand and increasing manufacturing efficiency. Capital expenditures were $304 million in the first three months of 2007, an increase of $114 million when compared to the first three months of 2006. The Company expects capital expenditures to total approximately $1.4 to $1.5 billion for total year 2007, compared with $1.168 billion in 2006.

Refer to Note 2 in this Quarterly Report on Form 10-Q for information on 2007 acquisitions and divestitures, including discussion of the $817 million in proceeds received from the sale of the pharmaceuticals business in Europe. The Company is actively considering additional acquisitions, investments and strategic alliances, and from time to time may also divest certain businesses.

In the Consolidated Statement of Cash Flows, purchases of marketable securities and investments, and proceeds from sale or maturities of marketable securities and investments are primarily attributable to auction rate securities, asset-backed securities and other marketable securities, which are classified as available-for-sale.

Cash Flows from Financing Activities:

	Three months ended
	March 31
(Millions)	2007	2006

Change in short-term debt – net	$(448)	$417
Repayment of debt (maturities greater than 90 days)	(56)	(148)
Proceeds from debt (maturities greater than 90 days)	1,565	—
Total change in debt	$1,061	$269
Purchases of treasury stock	(1,164)	(251)
Reissuances of treasury stock	98	100
Dividends paid to stockholders	(350)	(347)
Distributions to minority interests and other – net	(9)	1
Net cash (used in) financing activities	$(364)	$(228)

Total debt at March 31, 2007, was $4.602 billion, up from $3.553 billion at December 31, 2006. In the first three months of 2007, the increase in debt is primarily related to the long-term debt issuance of $750 million in March 2007. In addition, the Company accelerated the purchases of treasury stock when compared to the same period in 2006, buying back nearly $1.2 billion in shares.

Repurchases of common stock are made to support the Company’s stock-based employee compensation plans and for other corporate purposes. In February 2007, 3M’s Board of Directors approved a $7.0 billion two-year share repurchase authorization for the period from February 12, 2007 to February 28, 2009. As of March 31, 2007, approximately $6.1 billion remained available for repurchase. Refer to the table titled “Issuer Purchases of Equity Securities” in Part II, Item 2, for more information.

In February 2007, the Board of Directors increased the quarterly dividend on 3M common stock by 4.3% to 48 cents per share, equivalent to an annual dividend of $1.92 per share. This marked the 49th consecutive year of dividend increases. Other cash flows from financing activities include distributions to minority interests, excess tax benefits from stock-based compensation, changes in cash overdraft balances, and principal payments for capital leases.

Contractual Obligations Update:

The total liability for uncertain tax positions under FIN 48 at March 31, 2007 is $283 million (refer to Note 6). The Company is not able to reasonably estimate the amount by which the liability will increase or decrease over time; however, at this time, the Company does not expect a significant payment related to these obligations within the next year. As indicated in 3M’s 2006 Annual Report on Form 10-K, total contractual cash obligations at December 31, 2006 were estimated at $3.775 billion.

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

Forward-looking statements are based on certain assumptions and expectations of future events and trends that are subject to risks and uncertainties. Actual future results and trends may differ materially from historical results or those reflected in any such forward-looking statements depending on a variety of factors. Discussion of these factors is incorporated by reference from Part II, Item 1A, “Risk Factors”, of this document and from Part I, Item 1A, “Risk Factors”, of 3M’s Annual Report on Form 10-K for the year ended December 31, 2006, and should be considered an integral part of Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

In the context of Item 3, market risk refers to the risk of loss arising from adverse changes in financial and derivative instrument market rates and prices, such as fluctuations in interest rates and currency exchange rates. For a discussion of sensitivity analysis related to these types of market risks, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in 3M’s Annual Report on Form 10-K for the year ended December 31, 2006. The Company believes that there have been no material changes in these market risks since year-end 2006.

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

3M COMPANY

FORM 10-Q

For the Quarterly Period Ended March 31, 2007

PART II. Other Information

Item 1. Legal Proceedings.

Discussion of legal matters is incorporated by reference from Part I, Item 1, Note 11, “Commitments and Contingencies”, of this document, and should be considered an integral part of Part II, Item 1, “Legal Proceedings”.

Item 1A. Risk Factors.

The most significant risk factors applicable to the Company are described in Part I, Item 1A “Risk Factors” of 3M’s Annual Report on Form 10-K for the year ended December 31, 2006. There have been no material changes from the risk factors previously disclosed in 3M’s Annual Report on Form 10-K.

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

Issuer Purchases of Equity

Securities (registered pursuant to

Section 12 of the Exchange Act)

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (Millions)
January 1-31, 2007	1,311,268	$76.33	1,277,200	$651
February 1-28, 2007	6,542,591	$75.12	6,522,500	$6,731
March 1-31, 2007	8,187,472	$75.59	8,151,700	$6,115
Total January 1 – March 31, 2007	16,041,331	$75.46	15,951,400	$6,115

(1) The total number of shares purchased includes: (i) shares purchased under the Board’s authorizations described above, and (ii) shares purchased in connection with the exercise of stock options (which combined totaled 34,068 shares in January 2007, 20,091 shares in February 2007 and 35,772 shares in March 2007).

Item 3. Defaults Upon Senior Securities. – No matters require disclosure.

Item 4. Submission of Matters to a Vote of Security Holders. – No matters require disclosure.

Item 5. Other Information.

3M announced on March 8, 2007, that it planned to voluntarily withdraw the listing of its common stock from NYSE Arca Inc., formerly the Pacific Exchange. 3M’s common stock will continue to be listed on the New York Stock Exchange, the company’s principal listing exchange.

3M has decided to delist from NYSE Arca Inc. to eliminate duplicative administrative requirements and costs inherent with dual listings as a result of the NYSE Group’s recent merger with Archipelago Holdings, the parent company of NYSE Arca. The withdrawal became effective on March 31, 2007.

3M does not believe that withdrawing its listing from NYSE Arca Inc. will have any impact on the liquidity of its stock. NYSE Arca will continue to trade 3M stock on an unlisted trading privilege basis.

Item 6. Exhibits.

Exhibits. These exhibits are either incorporated by reference into this report or filed with this report as indicated below. Exhibit numbers 10.1 through 10.23 are management contracts or compensatory plans or arrangements.

Index to Exhibits:

(3)	Articles of Incorporation and bylaws

	(3.1)	Certificate of incorporation, as amended as of May 15, 2006, is incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
	(3.2)	Bylaws, as amended as of November 13, 2006, are incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2006.

(4)	Instruments defining the rights of security holders, including indentures:

	(4.1)	Indenture, dated as of November 17, 2000, between 3M and Citibank, N.A. with respect to 3M’s senior debt securities, is incorporated by reference from the Form 8-K dated December 7, 2000.
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

(10)	Material contracts and management compensation plans and arrangements:

	(10.1)	3M 2005 Management Stock Ownership Program is incorporated by reference from our Proxy Statement for the 2005 Annual Meeting of Stockholders.
	(10.2)	3M 2002 Management Stock Ownership Program is incorporated by reference from our Proxy Statement for the 2002 Annual Meeting of Stockholders.
	(10.3)	3M 1997 Management Stock Ownership Program is incorporated by reference from our Proxy Statement for the 1997 Annual Meeting of Stockholders.
	(10.4)	3M 1992 Management Stock Ownership Program is incorporated by reference from our Proxy Statement for the 1992 Annual Meeting of Stockholders.
	(10.5)	Form of award agreement for non-qualified stock options granted under the 2005 Management Stock Ownership Program, is incorporated by reference from our Form 8-K dated May 16, 2005.
	(10.6)	Form of award agreement for non-qualified stock options granted under the 2002 Management Stock Ownership Program, is incorporated by reference from our Form 10-K for the year ended December 31, 2004.
	(10.7)	3M 1997 General Employees’ Stock Purchase Plan, as amended through November 8, 2004, is incorporated by reference from our Form 10-K for the year ended December 31, 2004.
	(10.8)	3M VIP (Voluntary Investment Plan) Plus is incorporated by reference from Registration Statement No. 333-73192 on Form S-8, filed on November 13, 2001.
	(10.9)	3M Deferred Compensation Plan, as amended through November 2005, is incorporated by reference from our Registration Statement on Form S-8 filed on December 6, 2005.

(10.10)	3M Executive Profit Sharing Plan, as amended through February 11, 2002, is incorporated by reference from our Form 10-K for the year ended December 31, 2003.
(10.11)	3M Performance Unit Plan, as amended through February 10, 2003 is incorporated by reference from our Form 10-K for the year ended December 31, 2003.
(10.12)	Description of changes to 3M Compensation Plan for Non-Employee Directors is incorporated by reference from our Form 8-K dated August 8, 2005.
(10.13)	3M Compensation Plan for Non-Employee Directors, as amended, through November 8, 2004, is incorporated by reference from our Form 10-K for the year ended December 31, 2004.
(10.14)	3M 1992 Directors Stock Ownership Program, as amended through November 8, 2004, is incorporated by reference from our Form 10-K for the year ended December 31, 2004.
(10.15)	3M Executive Life Insurance Plan, as amended, is incorporated by reference from our Form 10-K for the year ended December 31, 2003.
(10.16)	Summary of Personal Financial Planning Services for 3M Executives is incorporated by reference from our Form 10-K for the year ended December 31, 2003.
(10.17)	3M policy on reimbursement of incentive payments is incorporated by reference from our Form 10-K for the year ended December 31, 2006.
(10.18)	Employment agreement dated as of December 6, 2005, between 3M and George W. Buckley is incorporated by reference from our Form 8-K dated December 9, 2005.
(10.19)	Amendment, dated August 14, 2006, to employment agreement between 3M and George W. Buckley is incorporated by reference from our Form 10-Q for the quarter ended September 30, 2006.
(10.20)	Description of compensation plan for Robert S. Morrison is incorporated by reference from our Form 8-K dated August 8, 2005.
(10.21)	Employment agreement dated as of January 23, 2002, between 3M and Patrick D. Campbell is incorporated by reference from our Form 10-K for the year ended December 31, 2001.
(10.22)	Employment agreement dated as of November 19, 2002, between 3M and Richard F. Ziegler is incorporated by reference from our Form 10-K for the year ended December 31, 2002.
(10.23)	Letter Agreement dated as of March 14, 2007, between 3M and Richard F. Ziegler is incorporated by reference from our Form 8-K dated March 19, 2007.
(10.24)	Five-year Credit Agreement as of April 30, 2007 is incorporated by reference from our Form 8-K dated May 3, 2007.

Filed electronically herewith:

(12)	Calculation of ratio of earnings to fixed charges.

(15)	A letter from the Company’s independent registered public accounting firm regarding unaudited interim consolidated financial statements.

(31.1)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

(31.2)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

(32.1)	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

(32.2)	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

3M COMPANY
(Registrant)

Date: May 4, 2007

	By	/s/ Patrick D. Campbell
Patrick D. Campbell,
Senior Vice President and Chief Financial Officer
(Mr. Campbell is the Principal Financial Officer and has
been duly authorized to sign on behalf of the Registrant.)