Form 10-Q
period 2007-06-30
3M CO
filed 2007-08-07
CIK 66740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

Commission file number 1-3285

3M COMPANY

State of Incorporation: Delaware	I.R.S. Employer Identification No. 41-0417775

Principal executive offices: 3M Center, St. Paul, Minnesota 55144

Telephone number: (651) 733-1110

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐    No  ☒

Shares of common stock outstanding at June 30, 2007: 715,811,722.

This document (excluding exhibits) contains 47 pages.
The table of contents is set forth on page 2.
The exhibit index begins on page 45.

3M COMPANY
Form 10-Q for the Quarterly Period Ended June 30, 2007
TABLE OF CONTENTS

3M COMPANY
FORM 10-Q
For the Quarterly Period Ended June 30, 2007

PART I.  Financial Information

Item 1.  Financial Statements.

Consolidated Statement of Income

(Unaudited)

3M Company and Subsidiaries

	Three months ended		Six months ended
	June 30		June 30
(Millions, except per share amounts)	2007	2006	2007	2006
Net sales	$6,142	$5,688	$12,079	$11,283
Operating expenses
Cost of sales	3,175	2,840	6,197	5,561
Selling, general and administrative expenses	1,286	1,322	2,567	2,505
Research, development and related expenses	352	351	671	673
Gain on sale of businesses	(68)	—	(854)	—
Total	4,745	4,513	8,581	8,739
Operating income	1,397	1,175	3,498	2,544

Interest expense and income
Interest expense	48	25	86	47
Interest income	(29)	(14)	(57)	(22)
Total	19	11	29	25

Income before income taxes and minority interest	1,378	1,164	3,469	2,519
Provision for income taxes	445	272	1,153	715
Minority interest	16	10	31	23
Net income	$917	$882	$2,285	$1,781

Weighted average common shares outstanding—basic	718.4	755.1	723.9	754.7
Earnings per share—basic	$1.28	$1.17	$3.16	$2.36

Weighted average common shares outstanding—diluted	731.7	770.4	736.5	769.5
Earnings per share—diluted	$1.25	$1.15	$3.10	$2.31

Cash dividends paid per common share	$0.48	$0.46	$0.96	$0.92

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

Consolidated Balance Sheet

(Unaudited)

3M Company and Subsidiaries

	June 30	Dec. 31
(Dollars in millions, except per share amounts)	2007	2006
Assets
Current assets
Cash and cash equivalents	$1,348	$1,447
Marketable securities—current	531	471
Accounts receivable—net	3,620	3,102
Inventories
Finished goods	1,296	1,235
Work in process	884	795
Raw materials and supplies	599	571
Total inventories	2,779	2,601
Other current assets	1,176	1,325
Total current assets	9,454	8,946

Marketable securities—non-current	567	166
Investments	285	314
Property, plant and equipment	17,466	17,017
Less: Accumulated depreciation	(11,347)	(11,110)
Property, plant and equipment—net	6,119	5,907
Goodwill	4,244	4,082
Intangible assets—net	743	708
Prepaid pension and postretirement benefits	457	395
Other assets	947	776
Total assets	$22,816	$21,294

Liabilities and Stockholders’ Equity
Current liabilities
Short-term borrowings and current portion of long-term debt	$2,669	$2,506
Accounts payable	1,472	1,402
Accrued payroll	555	520
Accrued income taxes	841	1,134
Other current liabilities	1,838	1,761
Total current liabilities	7,375	7,323

Long-term debt	1,766	1,047
Other liabilities	3,403	2,965
Total liabilities	$12,544	$11,335

Commitments and contingencies (Note 11)

Stockholders’ equity
Common stock par value, $.01 par value, 944,033,056 shares issued	9	9
Additional paid-in capital	2,662	2,484
Retained earnings	19,319	17,933
Treasury stock, at cost; 228,221,334 shares at June 30, 2007; 209,670,254 shares at Dec. 31, 2006	(9,941)	(8,456)
Unearned compensation	(119)	(138)
Accumulated other comprehensive income (loss)	(1,658)	(1,873)
Stockholders’ equity—net	10,272	9,959
Total liabilities and stockholders’ equity	$22,816	$21,294

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

Consolidated Statement of Cash Flows

(Unaudited)

3M Company and Subsidiaries

	Six months ended
	June 30
(Dollars in millions)	2007	2006
Cash Flows from Operating Activities
Net income	$2,285	$1,781
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	533	479
Company pension and postretirement contributions	(114)	(98)
Company pension and postretirement expense	128	198
Stock-based compensation expense	129	118
Gain from sale of businesses	(854)	—
Deferred income tax provision	(232)	(68)
Excess tax benefits from stock-based compensation	(47)	(31)
Changes in assets and liabilities
Accounts receivable	(470)	(270)
Inventories	(139)	(352)
Accounts payable	55	71
Accrued income taxes (current and long-term)	259	(243)
Product and other insurance receivables and claims	112	8
Other—net	39	(175)
Net cash provided by operating activities	1,684	1,418

Cash Flows from Investing Activities
Purchases of property, plant and equipment (PP&E)	(652)	(451)
Proceeds from sale of PP&E and other assets	27	25
Acquisitions, net of cash acquired	(194)	(88)
Purchases of marketable securities and investments	(4,391)	(2,072)
Proceeds from sale of marketable securities and investments	3,720	1,700
Proceeds from maturities of marketable securities	242	47
Proceeds from sale of businesses	897	—
Net cash used in investing activities	(351)	(839)

Cash Flows from Financing Activities
Change in short-term debt—net	(53)	489
Repayment of debt (maturities greater than 90 days)	(871)	(148)
Proceeds from debt (maturities greater than 90 days)	1,812	—
Purchases of treasury stock	(2,199)	(778)
Reissuances of treasury stock	483	375
Dividends paid to stockholders	(696)	(695)
Distributions to minority interests	(10)	(10)
Excess tax benefits from stock-based compensation	47	31
Other—net	(2)	(15)
Net cash used in financing activities	(1,489)	(751)

Effect of exchange rate changes on cash and cash equivalents	57	87

Net increase (decrease) in cash and cash equivalents	(99)	(85)
Cash and cash equivalents at beginning of year	1,447	1,072
Cash and cash equivalents at end of period	$1,348	$987

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

As described in 3M’s Current Report on Form 8-K dated May 25, 2007 (which updated 3M’s 2006 Annual Report on Form 10-K) and 3M’s Quarterly Report on Form 10-Q for the period ended March 31, 2007, during the first quarter of 2007 the Company reorganized its business segments (refer to Note 13). This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and notes included in its Current Report on Form 8-K dated May 25, 2007.

Significant Accounting Policies

Earnings per share:  The difference in the weighted average shares outstanding for calculating basic and diluted earnings per share is attributable to the dilution associated with the Company’s stock-based compensation plans.  Certain Management Stock Ownership Program (MSOP) options outstanding were not included in the computation of diluted earnings per share because they would not have had a dilutive effect (26.6 million average options for the three months ended June 30, 2007; 31.0 million average options for the six months ended June 30, 2007; 30.2 million average options for the three months ended June 30, 2006; 27.4 million average options for the six months ended June 30, 2006). The conditions for conversion related to the Company’s “Convertible Notes” were not met (refer to 3M’s Current Report on Form 8-K dated May 25, 2007, Note 10 to the Consolidated Financial Statements, for more detail); accordingly, there was no impact on 3M’s diluted earnings per share. If the conditions for conversion are met, 3M may choose to pay in cash and/or common stock; however, if this occurs, the Company has the intent and ability to settle this debt security in cash. The computations for basic and diluted earnings per share follow:

Earnings Per Share Computations

	Three months ended		Six months ended
	June 30		June 30
(Amounts in millions, except per share amounts)	2007	2006	2007	2006
Numerator:
Net income	$917	$882	$2,285	$1,781

Denominator:
Denominator for weighted average common shares outstanding—basic	718.4	755.1	723.9	754.7

Dilution associated with the Company’s stock-based compensation plans	13.3	15.3	12.6	14.8

Denominator for weighted average common shares outstanding—diluted	731.7	770.4	736.5	769.5

Earnings per share—basic	$1.28	$1.17	$3.16	$2.36
Earnings per share—diluted	1.25	1.15	3.10	2.31

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

In June 2007, the FASB’s Emerging Issues Task Force reached a consensus on EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” that would require nonrefundable advance payments made by the Company for future R&D activities to be capitalized and recognized as an expense as the goods or services are received by the Company. EITF Issue No. 07-3 is effective for 3M with respect to new arrangements entered into beginning January 1, 2008. The Company is currently evaluating the impacts and disclosures of this standard, but would not expect EITF Issue No. 07-3 to have a material impact on 3M’s consolidated results of operations or financial condition.

NOTE 2.  Acquisitions and Divestitures

Divestitures:

In January 2007, 3M completed the sale of its global branded pharmaceuticals business in Europe to Meda AB. 3M received proceeds of $817 million for this transaction and recognized, net of assets sold, a pre-tax gain of $786 million (recorded in the Health Care segment) in the first quarter of 2007. In December 2006, 3M completed the sale of its global branded pharmaceuticals business in the United States, Canada, and Latin America region and the Asia Pacific region, including Australia and South Africa. In connection with all of these transactions, 3M’s Drug Delivery Systems Division (DDSD) entered into agreements whereby it became a source of supply to the acquiring companies. Because of the extent of 3M cash flows from these agreements in relation to those of the disposed-of businesses, the operations of the branded pharmaceuticals business are not classified as discontinued operations.

In June 2007, 3M completed the sale of its Opticom Priority Control Systems and Canoga Traffic Detection businesses to TorQuest Partners Inc., a Toronto-based investment firm. 3M received proceeds of $80 million for this transaction and recognized, net of assets sold, transaction and other costs, a pre-tax gain of $68 million (recorded in the Display and Graphics segment) in the second quarter of 2007.

Acquisitions:

During the six months ended June 30, 2007, 3M completed seven business combinations for a total purchase price of $194 million, net of cash acquired, plus approximately 150 thousand shares of 3M common stock, which had a market value of approximately $13 million. Purchased identifiable intangible assets of $42 million for these acquisitions will be amortized on a straight-line basis over lives ranging from two to 10 years (weighted-average life of eight years).

The seven business combinations are summarized as follows:

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

4) In May 2007, 3M (Safety, Security and Protection Services Business) purchased 100 percent of the outstanding shares of E Wood Holdings PLC, a North Yorkshire, UK-based manufacturer of high performance protective coatings for oil, gas, water, rail and automotive industries.

5) In May 2007, 3M (Electro and Communications Business) purchased certain assets of Innovative Paper Technologies LLC, a manufacturer of inorganic-based technical papers, boards and laminates for a wide variety of high temperature applications and Powell LLC, a supplier of non-woven polyester mats for the electrical industry.

6) In May 2007, 3M (Health Care Business) purchased certain assets of Articulos de Papel DMS Chile, a Santiago, Chile-based manufacturer of disposable surgical packs, drapes, gowns and kits.

7) In June 2007, 3M (Industrial and Transportation Business) purchased certain assets of Diamond Productions Inc., a manufacturer of superabrasive diamond and cubic boron nitride wheels and tools for dimensioning and finishing hard-to-grind materials in metalworking, woodworking and stone fabrication markets in exchange for approximately 150 thousand shares of 3M common stock, which had a market value of $13 million at the acquisition measurement date and was previously held as 3M treasury stock.

Pro forma information related to the above acquisitions is not included because the impact on the Company’s consolidated results of operations is not considered to be material. In-process research and development charges associated with these acquisitions was not material.

NOTE 3.  Goodwill and Intangible Assets

As discussed in Note 13, 3M made certain changes to its business segments effective in the first quarter of 2007, which are reflected in the goodwill balances presented below. For those changes that resulted in reporting unit changes, the Company applied the relative fair value method to determine the impact to reporting units. SFAS No. 142 requires that goodwill be tested for impairment at least annually and when reporting units are changed. During the first quarter of 2007, the Company completed its assessment of any potential goodwill impairment under this new structure and determined that no impairment existed.

Purchased goodwill related to acquisitions closed in the first six months of 2007 and purchase accounting adjustments for previously closed acquisitions totaled $134 million, $18 million of which is deductible for tax purposes. The goodwill balance by business segment as of December 31, 2006 and June 30, 2007, follow:

Goodwill

	Dec. 31,			June 30,
	2006	Acquisition	Translation	2007
(Millions)	balance	activity	and other	balance
Industrial and Transportation	$1,302	$40	$10	$1,352
Health Care	713	23	10	746
Display and Graphics	886	—	—	886
Consumer and Office	89	—	(1)	88
Safety, Security and Protection Services	525	56	7	588
Electro and Communications	567	15	2	584
Total Company	$4,082	$134	$28	$4,244

Acquired Intangible Assets

The carrying amount and accumulated amortization of acquired intangible assets as of June 30, 2007, and December 31, 2006, follow:

	June 30	Dec. 31
(Millions)	2007	2006
Patents	$433	$419
Other amortizable intangible assets (primarily tradenames and customer related intangibles)	710	641
Non-amortizable intangible assets (tradenames)	69	68
Total gross carrying amount	$1,212	$1,128

Accumulated amortization—patents	(284)	(266)
Accumulated amortization—other	(185)	(154)
Total accumulated amortization	(469)	(420)
Total intangible assets—net	$743	$708

Amortization expense for acquired intangible assets for the three-month and six-month periods ended June 30, 2007 and 2006 follows:

	Three months ended		Six months ended
	June 30		June 30
(Millions)	2007	2006	2007	2006
Amortization expense	$21	$14	$42	$29

The table below shows expected amortization expense for acquired intangible assets recorded as of June 30, 2007:

	Last 2
	Quarters					After
(Millions)	2007	2008	2009	2010	2011	2012
Amortization expense	$45	$82	$79	$71	$65	$332

The expected amortization expense is an estimate. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, changes in foreign currency exchange rates, impairment of intangible assets, accelerated amortization of intangible assets and other events.

NOTE 4.  Restructuring Actions

During the fourth quarter of 2006 and the first six months of 2007, management approved and committed to undertake the following restructuring actions:

•                  Pharmaceuticals business actions—employee-related, asset impairment and other costs pertaining to the Company’s exit of its branded pharmaceuticals operations. These costs included severance and benefits for pharmaceuticals business employees who are not obtaining employment with the buyers as well as impairment charges associated with certain assets not transferred to the buyers.

•                  Overhead reduction actions—employee-related costs for severance and benefits, costs associated with actions to reduce the Company’s cost structure.

•                  Business-specific actions—employee-related costs for severance and benefits, fixed and intangible asset impairments, certain contractual obligations, and expenses from the exit of certain product lines.

The Company adjusted the 2006 restructuring actions cost estimates in the first and second quarter of 2007.  Components of these restructuring actions include:

Restructuring Actions

	Employee-	Contract
	Related Items	Terminations	Asset
(Millions)	And Benefits	and Other	Impairments	Total
Accrued balances as of December 31, 2006:
Pharmaceuticals business actions	$78	$6	$—	$84
Overhead reduction actions	100	—	—	100
Business-specific actions	30	8	—	38
Total accrued balance	$208	$14	$—	$222

Expenses (credits) incurred in Q1 2007:
Pharmaceuticals business actions	$(8)	$(4)	$—	$(12)
Overhead reduction actions	5	—	—	5
Business-specific actions	4	4	11	19
Total Q1 2007 expense	$1	$—	$11	$12

Non-cash (charges) credits in Q1 2007:
Pharmaceuticals business actions	$(21)	$4	$—	$(17)
Overhead reduction actions	(5)	—	—	(5)
Business-specific actions	(5)	(4)	(11)	(20)
Total Q1 2007 non-cash	$(31)	$—	$(11)	$(42)

Cash payments in Q1 2007:
Pharmaceuticals business actions	$(19)	$(6)	$—	$(25)
Overhead reduction actions	(40)	—	—	(40)
Business-specific actions	(9)	—	—	(9)
Total Q1 2007 cash payments	$(68)	$(6)	$—	$(74)

Accrued balances as of March 31, 2007:
Pharmaceuticals business actions	$30	$—	$—	$30
Overhead reduction actions	60	—	—	60
Business-specific actions	20	8	—	28
Total accrued balance	$110	$8	$—	$118

Expenses (credits) incurred in Q2 2007:
Pharmaceuticals business actions	$(2)	$—	$—	$(2)
Overhead reduction actions	—	—	—	—
Business-specific actions	11	—	24	35
Total Q2 2007 expense	$9	$—	$24	$33

Non-cash (charges) credits in Q2 2007:
Pharmaceuticals business actions	$—	$—	$—	$—
Overhead reduction actions	—	—	—	—
Business-specific actions	(5)	—	(24)	(29)
Total Q2 2007 non-cash	$(5)	$—	$(24)	$(29)

Cash payments in Q2 2007:
Pharmaceuticals business actions	$(5)	$—	$—	$(5)
Overhead reduction actions	(31)	—	—	(31)
Business-specific actions	(6)	—	—	(6)
Total Q2 2007 cash payments	$(42)	$—	$—	$(42)

Accrued balances as of June 30, 2007:
Pharmaceuticals business actions	$23	$—	$—	$23
Overhead reduction actions	29	—	—	29
Business-specific actions	20	8	—	28
Total accrued balance	$72	$8	$—	$80

Income statement line in which the above 2007 expenses (credits) are reflected:

	Q1 2007	Q2 2007	YTD 2007
Cost of sales	$10	$31	$41
Selling, general and administrative expenses	7	3	10
Research, development and related expenses	(5)	(1)	(6)
Total	$12	$33	$45

The amount of expenses (credits) incurred in 2007 associated with the above are reflected in the Company’s business segments as follows:

	Q1 2007	Q2 2007	YTD 2007
Industrial and Transportation	$—	$2	$2
Health Care	(7)	(2)	(9)
Electro and Communications	19	—	19
Display and Graphics	—	4	4
Safety, Security and Protection Services	—	29	29
Total	$12	$33	$45

Actions with respect to the above activities are expected to be substantially completed in 2007 and additional charges and adjustments are not expected to be material.

In connection with this targeted restructuring plan, the Company eliminated a total of approximately 1,900 positions from various functions within the Company. Approximately 390 positions were pharmaceuticals business employees, approximately 960 positions related primarily to corporate staff overhead reductions, and approximately 550 positions were business-specific reduction actions. Of the 1,900 employment reductions, about 58% are in the United States, 21% in Europe, 12% in Latin America and Canada, and 9% in the Asia Pacific area. As a result of the second-quarter 2007 phase-out of operations at a New Jersey roofing granule facility and the sale of the Company’s Opticom Priority Control Systems and Canoga Traffic Detection businesses, the Company eliminated approximately 100 additional positions.

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

Non-cash employee-related charges in 2007 primarily relate to special termination pension and medical benefits granted to certain U.S. eligible employees. These pension and medical benefits were reflected as a component of the benefit obligation of the Company’s pension and medical plans as of June 30, 2007.

Contract termination and other charges primarily reflect costs to terminate a contract before the end of its term (measured at fair value at the time the Company provided notice to the counterparty) or costs that will continue to be incurred under the contract for its remaining term without economic benefit to the Company.

First-quarter 2007 business-specific asset impairment charges primarily related to the Company’s decision to close an Electro and Communications facility in Wisconsin. Asset impairment charges in the first quarter of 2007 associated with the business-specific actions included $10 million related to property, plant and equipment and $1 million related to intangible assets. Second-quarter 2007 business-specific asset impairment charges of $24 million related to property, plant and equipment are associated with the Company’s decision to phase-out operations at a New Jersey roofing granule facility (Safety, Security and Protection Services segment). Impairment charges related to intangible assets and property, plant and equipment reflect the excess of the assets’ carrying values over their fair values.

NOTE 5.  Supplemental Stockholders’ Equity and Comprehensive Income Information

Accumulated Other Comprehensive Income (Loss)

	June 30,	Dec. 31,
(Millions)	2007	2006
Cumulative translation—net	$361	$210
Defined benefit pension plans adjustment—net	(2,003)	(2,067)
Debt and equity securities, unrealized gain—net	6	2
Cash flow hedging instruments, unrealized gain (loss)—net	(22)	(18)
Total accumulated other comprehensive income (loss)	($1,658)	($1,873)

No income tax provision is required for the translation of foreign currency financial statements into U.S. dollars. Reclassification adjustments are made to avoid double counting in comprehensive income items that are also recorded as part of net income. Reclassification adjustments for cash flow hedging instruments are discussed in Note 7 and reclassification adjustments for the defined benefit pension plans adjustment are discussed in Note 10.

TOTAL COMPREHENSIVE INCOME

	Three months ended
	June 30
(Millions)	2007	2006
Net Income	$917	$882
Other comprehensive income (loss)
Cumulative translation—net of $2 million tax provision in 2007 and net of $1 million tax provision in 2006	78	161
Defined benefit pension plans adjustment—net of $18 million tax effect in 2007	30	—
Debt and equity securities, unrealized gain (loss)—net of immaterial tax impact	2	—
Cash flow hedging instruments, unrealized gain (loss)—net of $6 million tax benefit in 2007 and net of $8 million tax benefit in 2006	(19)	(18)
Total comprehensive income	$1,008	$1,025

TOTAL COMPREHENSIVE INCOME

	Six months ended
	June 30
(Millions)	2007	2006
Net Income	$2,285	$1,781
Other comprehensive income (loss)
Cumulative translation—net of $6 million tax benefit in 2007 and net of $7 million tax provision in 2006	151	265
Defined benefit pension plans adjustment—net of $32 million tax effect in 2007	64	—
Debt and equity securities, unrealized gain (loss)—net of immaterial tax impact	4	(1)
Cash flow hedging instruments, unrealized gain (loss)—net of $3 million tax benefit in 2007 and net of $22 million tax benefit in 2006	(4)	(40)
Total comprehensive income	$2,500	$2,005

NOTE 6.  Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions.  With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 1999. The Internal Revenue Service (IRS) closed its examination of the Company’s U.S. income tax returns for the years 1999 through 2001 in the second quarter of 2006, and it is anticipated that its examination for the Company’s U.S. income tax returns for the years 2002 through 2004 will be completed by the end of 2007. As of June 30, 2007, the IRS has not proposed any significant adjustments to the Company’s tax positions. Currently, the Company is not able to reasonably estimate the amount by which the liability for unrecognized tax benefits will increase or decrease during the next 12 months as a result of the ongoing IRS audit. However, the Company does not anticipate any adjustments that would result in a material change to its financial position. Payments relating to any proposed assessments arising from the 2002 through 2004 audit may not be made until a final agreement is reached between the Company and the IRS on such assessments or upon a final resolution resulting from the administrative appeals process or judicial action. In addition to the U.S. federal examination, there is also limited audit activity in several U.S. state and foreign jurisdictions.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the implementation of Interpretation 48, the Company recognized an immaterial increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007, balance of retained earnings. The total amount of unrecognized tax benefits as of January 1, 2007 and June 30, 2007, respectively, are $261 million and $309 million. These amounts at January 1, 2007 and June 30, 2007, respectively, include accrued interest and penalties of $45 million and $59 million, of which $23 million and $29 million are for interest and penalties related to tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. The Company recognizes interest accrued related to unrecognized tax benefits in tax expense.

NOTE 7.  Derivatives and Other Financial Instruments

The Company uses interest rate swaps, currency swaps, and forward and option contracts to manage risks generally associated with foreign exchange rate, interest rate and commodity price fluctuations. As circumstances warrant, the Company also uses cross currency swaps and forwards to hedge portions of the Company’s net investments in foreign operations. For a more detailed discussion of the company’s derivative instruments, refer to 3M’s Current Report on Form 8-K dated May 25, 2007.

The Company enters into foreign exchange forward contracts, options and swaps to hedge against the effect of exchange rate fluctuations on cash flows denominated in foreign currencies and certain intercompany financing transactions. These transactions are designated as cash flow hedges. Based on exchange rates at June 30, 2007, the Company expects to reclassify to earnings over the next 12 months a majority of the cash flow hedging instruments after-tax loss of $22 million (with the impact offset by cash flows from underlying hedged items). Amounts recorded in accumulated other comprehensive income (loss) related to cash flow hedging instruments follow:

Cash Flow Hedging Instruments

	Three months ended		Six months ended
Net of Tax	June 30		June 30
(Millions)	2007	2006	2007	2006
Beginning balance	$(3)	$16	$(18)	$38

Changes in fair value of derivatives	(21)	(18)	(11)	(29)
Reclassifications to earnings from equity	2	—	7	(11)
Total activity	(19)	(18)	(4)	(40)

Ending balance	$(22)	$(2)	$(22)	$(2)

In June 2006, the Company entered into a $330 million fixed-to-floating interest rate swap to hedge the 30-year bond due in 2028. The Company terminated the swap in March 2007 and the resulting gain will be recognized over the remaining life of the underlying debt. Accordingly, the termination of this swap did not have a material impact on 3M’s consolidated results of operations or financial condition. Refer to Note 9 for discussion of hedges associated with the seven year Eurobond issued in July 2007.

NOTE 8.  Marketable Securities

The Company invests in auction rate securities, asset-backed securities, and other securities. The following is a summary of amounts recorded on the Consolidated Balance Sheet for marketable securities (current and non-current) at June 30, 2007.

June 30,
(Millions)	2007
Asset-backed securities	$272
Auction rate securities	112
Agency securities	105
Other securities	42

Current marketable securities	531

Asset-backed securities	449
Treasury securities	90
Agency securities	23
Corporate medium-term notes securities	5

Non-current marketable securities	567

Total marketable securities	$1,098

Classification of marketable securities as current or non-current is dependent upon management’s intended holding period, the security’s maturity date, or both. If management intends to hold the securities for longer than one year as of the balance sheet date, they are classified as non-current. Unrealized gains and losses were not material in the first six months of 2007 and 2006. Gross realized gains and gross realized losses on sales of marketable securities were also not material. There were no impairment losses recognized on marketable securities in the first six months of 2007 and 2006. Cost of securities sold or reclassified use the first in first out (FIFO) method. Since these marketable securities are classified as available-for-sale securities, changes in fair value will flow through other comprehensive income, with amounts reclassified out of other comprehensive income into earnings upon sale. Other comprehensive income activity for these securities in the first six months of 2007 and 2006 was not material.

The fair value of securities in an unrealized loss position at June 30, 2007 was $609 million, all of which have been a loss position for less than 12 months. Unrealized losses for these securities at June 30, 2007 were not material. 3M has both the intent and ability to hold the securities for the time necessary to recover the cost basis.

The balance at June 30, 2007 for marketable securities and short-term investments by contractual maturity are shown below. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

June 30,
(Millions)	2007
Due in one year or less	$214
Due after one year through three years	471
Due after three years through five years	244
Due after five years	169

Total marketable securities	$1,098

NOTE 9.  Long-Term Debt and Short-Term Borrowings

The Company has a “well-known seasoned issuer” shelf registration statement, effective February 24, 2006, to register an indeterminate amount of debt or equity securities for future sales. As of June 30, 2007, no debt securities have been issued off this shelf, but 150,718 shares of the Company’s common stock were registered on June 15, 2007 under this shelf on behalf of and for the sole benefit of the selling stockholders in connection with the Company’s acquisition of assets of Diamond Productions, Inc. The Company intends to use the proceeds from future securities sales off this shelf for general corporate purposes. In connection with this shelf registration, in June 2007 the Company established a medium-term notes program through which up to $3 billion of medium-term notes may be offered.

In March 2007, the Company issued a 30-year, $750 million, fixed rate note with a coupon rate of 5.70%. This debt security was issued under the $1.5 billion shelf registration and medium-term notes program established in late 2003.

On April 30, 2007, the Company replaced its $565 million credit facility with a new $1.5 billion five year credit facility, which has provisions for the Company to request an increase of the facility up to $2 billion (at the lenders’ discretion), and providing for up to $150 million in letters of credit. As of June 30, 2007, there are $110 million in letters of credit drawn against the facility. Under the new credit agreement, 3M is required to maintain its EBITDA to Interest Ratio as of the end of each fiscal quarter at not less than 3.0 to 1. This is calculated (as defined in the agreement) as the ratio of consolidated total EBITDA for the four consecutive quarters then ended to total interest expense on all funded debt for the same period. At June 30, 2007, this ratio was approximately 48.5 to 1.

In the second quarter of 2007, 3M repurchased $42 million in floating rate notes due in 2037 at par as the bondholder exercised put provisions associated with this debt instrument.

Subsequent Event

In July 2007, 3M issued a seven year 5.0% fixed rate Eurobond for an amount of 750 million Euros (approximately $1.023 billion in U.S. Dollars). In June 2007, 3M executed a pre-issuance cash flow hedge on a notional amount of 350 million Euros by entering into a floating-to-fixed interest rate swap relating to the anticipated issuance of the Eurobond. At June 30, 2007, this swap had an immaterial mark-to-market value. Upon debt issuance in July 2007, 3M completed a fixed-to-floating interest rate swap on a notional amount of 400 million Euros as a fair value hedge of a portion of the fixed interest rate Eurobond obligation and simultaneously terminated the floating-to-fixed swap. The termination of the swap resulted in an immaterial gain, which will be amortized over the seven year life of the Eurobond. 3M also designated the 750 million Eurobond as a hedging instrument of the Company’s net investment in its European subsidiaries.

NOTE 10.  Pension and Postretirement Benefit Plans

Components of net periodic benefit cost and other supplemental information for the three months and six months ended June 30 follow:

Benefit Plan Information

	Three months ended June 30
	Qualified and Non-qualified				Postretirement
	Pension Benefits				Benefits
	United States		International
(Millions)	2007	2006	2007	2006	2007	2006
Service cost	$48	$49	$30	$29	$14	$14
Interest cost	142	135	55	43	26	26
Expected return on plan assets	(210)	(191)	(70)	(57)	(26)	(26)
Amortization of transition (asset) obligation	—	—	1	1	—	—
Amortization of prior service cost (benefit)	4	3	(1)	(1)	(18)	(13)
Recognized net actuarial (gain) loss	31	51	13	15	18	21
Net periodic benefit cost	$15	$47	$28	$30	$14	$22

Settlements, curtailments and special termination benefits	1	—	—	—	13	—
Net periodic benefit cost after settlements, curtailments and special termination benefits	$16	$47	$28	$30	$27	$22

Benefit Plan Information

	Six months ended June 30
	Qualified and Non-qualified				Postretirement
	Pension Benefits				Benefits
	United States		International
(Millions)	2007	2006	2007	2006	2007	2006
Service cost	$96	$98	$60	$58	$28	$28
Interest cost	284	270	110	86	52	52
Expected return on plan assets	(420)	(382)	(140)	(114)	(52)	(52)
Amortization of transition (asset) obligation	—	—	2	2	—	—
Amortization of prior service cost (benefit)	7	6	(2)	(2)	(36)	(26)
Recognized net actuarial (gain) loss	63	102	26	30	36	42
Net periodic benefit cost	$30	$94	$56	$60	$28	$44

Settlements, curtailments and special termination benefits	1	—	—	—	13	—
Net periodic benefit cost after settlements, curtailments and special termination benefits	$31	$94	$56	$60	$41	$44

As a result of the Company’s December 31, 2006 adoption of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, the Company recognized the transition obligation, prior service costs, and net actuarial losses on the balance sheet as accumulated other comprehensive income, which is a component of stockholders’ equity. As disclosed in Note 5, for the three and six-months ended June 30, 2007, $30 million after tax ($18 million tax benefit) and $64 million after tax ($32 million tax benefit), respectively, was reclassified to earnings from accumulated other comprehensive income to pension expense in the income statement. These pension expense amounts are shown in the table above as amortization of transition (asset) obligation, amortization of prior service cost (benefit) and recognized net actuarial (gain) loss.

For the six months ended June 30, 2007, contributions totaling $113 million were made to the Company’s U.S. and international pension plans and $1 million to its post-retirement plans. In 2007, the Company expects to contribute up to $400 million to its U.S. and international pension plans. The Company does not have a required minimum pension contribution obligation for its U.S. plans in 2007. Therefore, the amount of the anticipated discretionary pension contribution could vary significantly depending on the U.S plans’ funding status as of the 2007 measurement date and the anticipated tax deductibility of the contribution.

NOTE 11.  Commitments and Contingencies

Legal Proceedings:

The Company and some of its subsidiaries are involved in numerous claims and lawsuits, principally in the United States, and regulatory proceedings worldwide. These include various products liability (involving products that the Company now or formerly manufactured and sold), intellectual property, and commercial claims and lawsuits, including those brought under the antitrust laws, and environmental proceedings. The following sections first describe the significant legal proceedings in which the Company is involved, and then describe the liabilities and associated insurance receivables the Company has accrued relating to its significant legal proceedings. Unless otherwise stated, the Company is vigorously defending all such litigation. Additional information can be found in Note 13 “Commitments and Contingencies” in the Company’s Current Report on Form 8-K dated May 25, 2007, including information about the Company’s process for establishing and disclosing accruals and insurance receivables.

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

The Company has resolved each of these actions. The settlements of the various purported class actions received final court approval in 2006, and the settlement of the single certified class action pending in the federal court in Pennsylvania received final court approval in May 2007.

Shareholder Derivative Litigation

In July 2007, a shareholder derivative lawsuit was filed in the U.S. District Court for the District of Delaware against the Company as nominal defendant and against each then current member of the Board of Directors and the officers named in the Summary Compensation Table of the 2007 Proxy Statement. The suit alleges that the Company’s 2007 Proxy Statement contained false and misleading statements concerning the tax deductibility of compensation payable under the Annual Incentive Plan (“Plan”) and the standards for determining the amounts payable under the Plan. The lawsuit seeks a declaration voiding shareholder approval of the Plan, termination of the Plan, voiding the elections of directors, equitable accounting, and awarding costs, including attorneys’ fees.

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

Respirator Mask/Asbestos Litigation

As of June 30, 2007, the Company is a named defendant, with multiple co-defendants, in numerous lawsuits in various courts that purport to represent approximately 13,870 individual claimants, a decrease from the approximately 33,000 individual claimants with actions pending at June 30, 2006.  The vast majority of the lawsuits and claims resolved by and currently pending against the Company allege use of some of the Company’s mask and respirator products and seek damages from the Company and other defendants for alleged personal injury from workplace exposures to asbestos, silica, coal, or other occupational dusts found in products manufactured by other defendants or generally in the workplace. The remaining claimants generally allege personal injury from occupational exposure to asbestos from products previously manufactured by the Company, which are often unspecified, and by other defendants, or occasionally at Company premises.

Many of the resolved lawsuits and claims involved unimpaired claimants who were recruited by plaintiffs’ lawyers through mass chest x-ray screenings. The Company experienced a significant decline in the number of claims filed in 2006 and through the second quarter of 2007 from prior years by apparently unimpaired claimants. The Company attributes this decline to several factors, including certain changes enacted in several states in recent years of the law governing asbestos-related claims, and the highly-publicized decision in mid-2005 of the United States District Court for the Southern District of Texas that identified and criticized abuses by certain attorneys, doctors, and x-ray screening companies on behalf of claimants. The Company expects the filing of claims by unimpaired claimants in the future to continue at much lower levels than in the past. The Company believes that due to this change in the type and volume of incoming claims, it is likely that going forward the number of claims alleging more serious injuries, including mesothelioma and other malignancies, while remaining relatively constant, will represent a greater percentage of total claims than in the past. The Company has demonstrated in past trial proceedings that its respiratory protection products are effective as claimed when used in the intended manner and in the intended circumstances. Consequently the Company believes that claimants are unable to establish that their medical condition, even if significant, is attributable to the Company’s respiratory protection products. Nonetheless, the Company’s litigation experience indicates that such claims are costlier to resolve than the claims of unimpaired persons, and it therefore anticipates an increase in the average cost of resolving pending and future claims on a per-claim basis than it experienced in prior periods when the vast majority of claims were asserted by the unimpaired.

On July 13, 2007, the Company won a defense verdict from a jury in the federal court in Eastern District of Missouri.  The jury found the Company had no liability whatever to a plaintiff who claimed he had silicosis and a related cancer and sought to recover damages from the Company arising from his alleged illness, which he claimed to have contracted from occupational exposure to silica despite his purported use of the Company’s respirator mask equipment at various times.  The jury rejected each of the plaintiff’s theories of liability against the Company.  With this victory, the Company has prevailed in seven of the eight cases tried to verdict (such trials occurred in 1999, 2000, 2003, 2004, and 2007), and an appellate reversal in 2005 of the one jury verdict adverse to the Company.

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

A similar age discrimination purported class action was filed against the Company in November 2005 in the Superior Court of Essex County, New Jersey, on behalf of a class of New Jersey-based employees of the Company. The Company removed this case to the United States District Court for the District of New Jersey. On June 29, 2007, the attorneys for the plaintiff amended their complaint and dropped the class action allegations.

In addition, three former employees filed age discrimination charges against the Company with the U.S. Equal Employment Opportunity Commission and the pertinent state agencies in Minnesota and California during 2005; two of these charges were amended in 2006. Such filings include allegations that the release of claims signed by certain former employees in the purported class defined in the charges is invalid for various reasons and assert age discrimination claims on behalf of certain current and former salaried employees in states other than Minnesota and New Jersey. In 2006, one current employee filed an age discrimination charge against the Company with the U.S. Equal Employment Opportunity Commission and the pertinent state agency in Missouri, asserting claims on behalf of a class of all current and certain former salaried employees who worked in Missouri and other states other than Minnesota and New Jersey. The same law firm represents the plaintiffs and claimants in each of these proceedings.

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

Regulatory Activities: As previously reported, the Company has been voluntarily cooperating with ongoing reviews by local, state, national (primarily the U.S. Environmental Protection Agency (EPA)), and international agencies of possible environmental and health effects of perfluorooctanyl compounds (perflurooctanoic acid or “PFOA” and perfluorooctane sulfonate or “PFOS”) and related compounds. As a result of its phase-out decision in May 2000, the Company no longer manufactures perfluorooctanyl compounds, except that a subsidiary recovers and recycles PFOA in Gendorf, Germany, for internal use in production processes and has agreed to a product stewardship initiative with the EPA to end its use of PFOA by 2010.

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

As previously reported, the Company and state agencies tested soil and groundwater beneath three former waste disposal sites in Washington County, Minnesota, used many years ago by the Company to dispose lawfully of waste containing perfluoronated compounds. The test results show that water from certain municipal wells in Oakdale, Minnesota, near two of the former disposal sites and some private wells in that vicinity in Lake Elmo, Minnesota, contains low levels of PFOS and PFOA that, in some cases, are slightly above guidelines established by the Minnesota Department of Health (“MDH”).  In March 2007 the MDH lowered these advisory health-based values (HBV) (i.e., the amount of a chemical in drinking water considered by the MDH staff to be safe for people to drink for a lifetime) for PFOA from 7 parts per billion (ppb) to 0.5 ppb and for PFOS from 1 ppb to 0.3 ppb. Additional testing by the MDH has shown that water from the municipal wells in Oakdale, Minnesota, and some private wells in Lake Elmo, Minnesota, also contain low levels of other perfluoronated compounds. As previously reported, the Company on its own initiative agreed with the City of Oakdale to construct, operate, and maintain for at least five years a granular activated carbon water treatment system to treat one or more of Oakdale’s municipal wells. The Company also donated several acres of land to the City of Lake Elmo, Minnesota, for a water tower and granted the City approximately $5.6 million that the City used to expand municipal water service to neighborhoods that included a small number of private wells in which levels of PFOS and PFOA had been detected.

As previously reported, the MDH has also detected low levels of a perfluoronated compound called perfluorobutanoic acid (PFBA) in municipal wells (and in private wells as announced by the MDH in June 2007) in six nearby communities (Woodbury, Cottage Grove, Newport, St. Paul Park, South St. Paul, and Hastings, all communities located southeast of St. Paul), some of which slightly exceed the MDH’s interim advisory level for PFBA, currently at 1 ppb. The Company is working with the MDH and the Minnesota Pollution Control Agency (MPCA) in assessing the source of PFBA in these wells and is supplying data that could be used in determining an appropriate guideline level. The MDH has not issued any HBV for PFBA. The Company has advised the affected communities that it will assist them in assuring their drinking water falls below the legally permissible level for PFBA when such value is finally determined.

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

On May 22, 2007, the MPCA Citizen’s Board approved the Settlement Agreement and Consent Order to address the presence of perfluoronated compounds in the soil and groundwater at former disposal sites in Washington County Minnesota and at the Company’s manufacturing facility at Cottage Grove Minnesota. Under this agreement, the Company agreed to (i) evaluate releases of perfluoronated compounds from these sites and propose response actions; (ii) provide alternative drinking water if and when an HBV or Health Risk Limit (“HRL”) (i.e., the amount of a chemical in drinking water determined by the MDH to be safe for people to drink for a lifetime) is exceeded for any perfluoronated compounds as a result of contamination from these sites; (iii) remediate any source of PFBA and provide alternative drinking water if and when levels are found above an HBV or HRL; (iv) share information with the MPCA about perfluoronated compounds; (v) reimburse the MPCA future costs of research that are connected to releases from the Company’s operations in Minnesota (the Company agreed to reimburse the MPCA for past research costs and provided a grant up to $5 million over the next four years for the purpose of investigating and assessing the presence and effects of perflouronated compounds in the environment and biota); and (vi) pay the MPCA up to $8 million for the purpose of implementing remedial actions at the Washington County Landfill. The Company cannot predict what regulatory actions arising from the foregoing proceedings and activities, if any, may be taken regarding such compounds or the consequences of any such actions.

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

As previously reported, two residents of Washington County, Minnesota, filed in October 2004 a purported class action in the District Court of Washington County on behalf of Washington county residents who have allegedly suffered personal injuries and property damage from alleged emissions from the former perfluorooctanyl production facility at Cottage Grove, Minnesota, and from historic waste disposal sites in the vicinity of that facility. After the District Court granted the Company’s motion to dismiss the claims for medical monitoring and public nuisance in April 2005, the plaintiffs filed an amended complaint adding additional allegations involving other perfluoronated compounds manufactured by the Company, alleging additional legal theories in support of their claims, adding four plaintiffs, and seeking relief based on alleged contamination of the City of Oakdale municipal water supply and certain private wells in the vicinity of Lake Elmo, Minnesota. In April 2006, the plaintiffs filed a second amended complaint adding two additional plaintiffs. The two original plaintiffs thereafter dismissed their claims against the Company.  After a hearing on the plaintiffs’ motion to certify the case as a class action at the end of March 2007, the Court on June 19, 2007 denied the plaintiffs’ motion to certify the litigation as a class action. The deadline for the plaintiffs to file an appeal has passed.

In the second quarter of 2006, the New Jersey Department of Environmental Protection served a lawsuit that was filed in New Jersey state court against the Company and several other companies seeking cleanup and removal costs and damages to natural resources allegedly caused by the discharge of hazardous substances from two former waste disposal sites in New Jersey. The defendants removed the case to federal court, which was recently granted that state’s motion to remand the case to state court.

Accrued Liabilities and Insurance Receivables Related to Legal Proceedings

The following table shows the major categories of on-going litigation, environmental remediation and other environmental liabilities (as defined below) for which the Company has been able to estimate its probable liability and for which the Company has taken reserves and the related insurance receivables:

LIABILITY AND RECEIVABLE BALANCES

	June 30	Dec. 31
(Millions)	2007	2006
Breast implant liabilities	$2	$4
Breast implant insurance receivables	93	93

Respirator mask/asbestos liabilities	143	181
Respirator mask/asbestos insurance receivables	350	380

Environmental remediation liabilities	38	44
Environmental remediation insurance receivables	15	15

Other environmental liabilities	$149	$14

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

As previously reported, the Company increased its accrued liabilities by $121 million in the first quarter of 2007 as a result of regulatory developments in Minnesota and the completion of a comprehensive review with environmental consultants regarding its other environmental liabilities which include the estimated costs of addressing trace amounts of perfluoronated compounds in drinking water sources in the City of Oakdale and Lake Elmo, Minnesota, as well as presence in the soil and groundwater at the Company’s manufacturing facilities in Decatur, Alabama, and Cottage Grove, Minnesota, and at two former disposal sites in Minnesota. The Company expects that most of the spending will occur over the next three to seven years. While the Company is not able to estimate the total costs of implementing the Settlement Agreement and Consent Order with the MPCA (described above under Environmental Matters and Litigation - Regulatory Matters) at this time, the Company increased its other environmental liabilities by an additional $13 million in the second quarter of 2007 to reflect its best estimate of the specific payment obligations under that agreement.

NOTE 12. Management Stock Ownership Program (MSOP) and General Employees’ Stock Purchase Plan (GESPP)

Effective with the May 2005 MSOP annual grant, the Company changed its vesting period from one to three years with the expiration date remaining at 10 years from date of grant. Beginning in 2007, the Company reduced the number of traditional stock options granted under the MSOP plan by reducing the number of employees eligible to receive annual grants and by shifting a portion of the annual grant away from traditional stock options primarily to restricted stock units.  However, associated with the reduction in the number of eligible employees, the Company provided a one-time “buyout” grant of restricted stock units to the impacted employees. Capitalized stock-based compensation amounts were not material at June 30, 2007. The income tax benefits can fluctuate by period due to the amount of Incentive Stock Options (ISO) exercised since the Company receives the ISO tax benefit upon exercise. The Company last granted ISO’s in 2002. Amounts recognized in the financial statements with respect to both the MSOP and GESPP (refer to Notes 15 and 16 in 3M’s Current Report on Form 8-K dated May 25, 2007) are as follows:

	Three months ended		Six months ended
	June 30		June 30
(Millions, except per share amounts)	2007	2006	2007	2006
Cost of sales	$18	$21	$26	$23
Selling, general and administrative expenses	60	54	79	73
Research, development and related expenses	18	18	24	22
Operating Income (Loss)	$(96)	$(93)	$(129)	$(118)
Income tax benefits	$44	$37	$57	$45
Net Income (Loss)	$(52)	$(56)	$(72)	$(73)
Earnings per share impact—diluted	($0.07)	($0.07)	($0.10)	($0.09)
Earnings per share—diluted	$1.25	$1.15	$3.10	$2.31

The following table summarizes MSOP stock option activity during the six months ended June 30, 2007:

Stock Options

			Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic Value
	Options	Price*	Life* (months)	(millions)
Under option—
As of January 1, 2007	82,867,903	$67.41
Granted
Annual	4,434,583	84.81
Progressive (Reload)	215,400	84.41
Other	21,424	76.16
Exercised	(8,346,000)	53.04
Canceled	(505,298)	75.86
June 30	78,688,012	$69.91	71	$1,335
Options exercisable
as of June 30, 2007	62,624,233	$66.30	62	$1,286

*Weighted average

As of June 30, 2007, there was $202 million of compensation expense that has yet to be recognized related to non-vested stock option based awards. This expense is expected to be recognized over the remaining vesting period with a weighted-average life of 1.8 years. The total intrinsic values of stock options exercised during the six-month periods ended June 30, 2007 and 2006, was $244 million and $246 million, respectively. Cash received from options exercised was $443 million and $319 million for the six months ended June 30, 2007 and 2006, respectively. The Company’s actual tax benefits realized for the tax deductions related to the exercise of employee stock options were $71 million and $69 million for the six months ended June 30, 2007 and 2006, respectively.

For annual stock options, the weighted average fair value at the date of grant was calculated using the Black-Scholes option-pricing model and the assumptions that follow.

Stock Option Assumptions

	Annual
	2007	2006	2005
Exercise price	$84.81	$87.23	$76.87
Risk-free interest rate	4.6%	5.0%	4.0%
Dividend yield	2.1%	2.0%	2.0%
Volatility	20.0%	20.0%	23.5%
Expected life (months)	69	69	69
Black-Scholes fair value	$18.12	$19.81	$18.28

In connection with the adoption of SFAS No. 123R, in 2005 the Company reviewed and updated, among other things, its volatility and expected term assumptions. Expected volatility is a statistical measure of the amount by which a stock price is expected to fluctuate during a period. For the 2007, 2006 and 2005 annual grant date, the Company estimated the expected volatility based upon the average of the most recent one year volatility, the median of the term of the expected life rolling volatility, the median of the most recent term of the expected life volatility of 3M stock, and the implied volatility on the grant date. The expected term assumption is based on the weighted average of historical grants and assuming that options outstanding are exercised at the midpoint of the future remaining term.

As previously mentioned, the Company expanded its utilization of restricted stock units in conjunction with the May 2007 MSOP Annual Grant. The May 2007 restricted stock unit grant does not accrue dividends during the vesting period and vests over three years. The one-time “buyout” restricted stock unit grant vests over five years.

The following table summarizes MSOP restricted stock and restricted stock unit activity during the six months ended June 30, 2007:

Restricted Stock and Restricted Stock Units

	Number of Awards	Grant Date Fair Value*
Nonvested balance—
As of January 1, 2007	411,562	$78.11
Granted
Annual	1,695,701	77.88
Other	1,309	76.45
Vested	(26,563)	78.45
Forfeited	(5,499)	76.89
As of June 30, 2007	2,076,510	$77.92

*Weighted average

As of June 30, 2007, there was $115 million of compensation expense that has yet to be recognized related to non-vested restricted stock and restricted stock units. This expense is expected to be recognized over the remaining vesting period with a weighted-average life of 3.54 years. The total fair value of restricted stock and restricted stock units that vested during the six-month periods ended June 30, 2007 and 2006, was $2 million and $1 million, respectively.

In addition, the Company issues cash settled Restricted Stock Units and Stock Appreciation Rights in certain countries. These grants do not result in the issuance of Common Stock and are considered immaterial by the Company.

The remaining total MSOP shares available for grant under the 2005 MSOP Program are 4,462,070.  Restricted stock and restricted stock units, per the 2005 Plan, shall be counted against the total shares available as 2.45 shares for every one share issued in connection with that award.

NOTE 13. Business Segments

As described in 3M’s Current Report on Form 8-K dated May 25, 2007, effective in the first quarter of 2007, 3M made certain changes to its business segments in its continuing effort to drive growth by aligning businesses around markets and customers. The most significant of these changes are summarized as follows:

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

The financial information presented herein reflects the impact of all of the preceding changes for all periods presented.

Business Segment Information

	Three months ended		Six months ended
	June 30		June 30
(Millions)	2007	2006	2007	2006
NET SALES

Industrial and Transportation	$1,804	$1,662	$3,589	$3,334
Health Care	988	1,000	1,950	1,966
Display and Graphics	1,006	913	1,927	1,832
Consumer and Office	832	769	1,646	1,510
Safety, Security and Protection Services	799	662	1,557	1,301
Electro and Communications	693	670	1,361	1,315
Corporate and Unallocated	20	12	49	25
Total Company	$6,142	$5,688	$12,079	$11,283

OPERATING INCOME

Industrial and Transportation	$359	$320	$770	$700
Health Care	279	261	1,341	559
Display and Graphics	352	237	647	529
Consumer and Office	164	135	341	285
Safety, Security and Protection Services	140	139	321	297
Electro and Communications	132	114	243	234
Corporate and Unallocated	(29)	(31)	(165)	(60)
Total Company	$1,397	$1,175	$3,498	$2,544

The following items impacted operating income results for the three months ended June 30, 2007. In the second quarter of 2007, the gain on sale of 3M’s Opticom Priority Control Systems and Canoga Traffic Detection businesses, net of restructuring expenses and increases in environmental liabilities, increased operating income by $22 million. This included net benefits from gains related to the sale ($68 million operating income gain recorded in Display and Graphics), which were partially offset by restructuring actions ($33 million expense recorded in various business segments as indicated in Note 4) and increases in environmental liabilities ($13 million expense recorded in Corporate and Unallocated). These items are discussed in more detail in Note 2 (Acquisitions and Divestitures), Note 4 (Restructuring Actions) and Note 11 (Commitments and Contingencies), respectively.

In addition to the preceding, the following first quarter 2007 items impacted operating income results for the six months ended June 30, 2007. Refer to Note 2 for discussion of the sale of 3M’s global branded pharmaceuticals business, which resulted in a pre-tax gain on sale of $786 million. This gain was recorded in the Pharmaceuticals business within the Health Care segment, consistent with where the 2006 gain on sale of other portions of the business was recorded. Refer to Note 4 for discussion of restructuring actions. The Health Care segment included a net pre-tax gain of $7 million, which primarily related to adjustments to restructuring costs that were recorded in the fourth quarter of 2006. The Electro and Communications segment includes a pre-tax restructuring charge of $19 million, primarily related to asset impairment charges. Refer to Note 11 for discussion of the $121 million increase in environmental liabilities (reflected in Corporate and Unallocated).

Second quarter and first six months 2006 included settlement costs related to an antitrust class action ($40 million expense recorded in Corporate and Unallocated) and costs related to the Company’s efforts to seek strategic alternatives for its branded pharmaceuticals business ($9 million expense recorded in Health Care).

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of 3M Company:

We have reviewed the accompanying consolidated balance sheet of 3M Company and its subsidiaries as of June 30, 2007 and the related consolidated statements of income for the three-month and six-month periods ended June 30, 2007 and 2006, and of cash flows for the six-month periods ended June 30, 2007 and 2006. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2006, and the related consolidated statements of income, of changes in stockholders’ equity and comprehensive income, and of cash flows for the year then ended (not presented herein), and in our report dated February 12, 2007, except with respect to our opinion on the consolidated financial statements insofar as it relates to the effects of the change in the segments discussed in Notes 3 and 17, as to which the date is May 25, 2007, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2006, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Minneapolis, Minnesota
August 6, 2007

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

3M reported net sales of $6.142 billion and net income of $917 million, or $1.25 per diluted share, for the three months ended June 30, 2007, compared with net sales of $5.688 billion and net income of $882 million, or $1.15 per diluted share, for the three months ended June 30, 2006. Second quarter 2007 included gains, partially offset by restructuring and environmental charges, which on a net basis benefited earnings by $0.02 per diluted share, while second quarter 2006 included net gains which benefited earnings by $0.10 per diluted share. Refer to “Note A” at the end of this overview section for more detail on these 2007 and 2006 items.

The following table summarizes sales and operating income results by business segment.

	Three months ended June 30
	2007		2006		% change
(Millions)	Net Sales	Oper. Income	Net Sales	Oper. Income	Net Sales	Oper. Income
Industrial and Transportation	$1,804	$359	$1,662	$320	8.5%	12.1%
Health Care	988	279	1,000	261	(1.1)%	7.3%
Display and Graphics	1,006	352	913	237	10.2%	48.4%
Consumer and Office	832	164	769	135	8.2%	21.3%
Safety, Security and Protection Services	799	140	662	139	20.7%	0.9%
Electro and Communications	693	132	670	114	3.4%	15.7%
Corporate and Unallocated	20	(29)	12	(31)
Total Company	$6,142	$1,397	$5,688	$1,175	8.0%	18.8%

Second quarter 2007 worldwide total sales growth was 8.0%. Local-currency sales growth (which includes volume, selling price and acquisition impacts, but excludes divestiture and translation impacts) was 9.3%, with organic local-currency growth of 6.5% and acquisitions adding 2.8%. The sale of the global branded pharmaceuticals business (Health Care segment) decreased worldwide sales growth by 3.8%. The sale of the pharmaceuticals business is not presented as a discontinued operation due to the extent of the projected continuing cash flows from 3M’s contractual supply relationship with the buyers in relation to those of the business that was sold.

Health Care led all segments with local-currency sales growth of 19.5%. This includes a 4.4% benefit from acquisitions and 5.6% benefit due to the aforementioned supply agreements. The sale of 3M’s global branded pharmaceuticals business reduced Health Care sales growth by 24.2%. Local-currency sales increased 16.7% in Safety, Security and Protection Services, including 11.6% from acquisitions, the largest being the August 2006 acquisition of Security Printing and Systems Limited. Local-currency sales increased 8.8% in Display and Graphics, 6.1% in Consumer and Office, 5.6% in Industrial and Transportation and 1.2% in Electro and Communications. The breadth of 3M’s product lines was evident, as 3M’s largest divisions (automotive aftermarkets, industrial adhesives and tapes, medical products, occupational health and environmental safety, and optical systems) all posted solid sales growth. While 3M experienced broad-based sales growth, there was softness in certain markets in the second quarter of 2007. 3M continued to see modest sequential improvement in its industrial minerals business for residential asphalt shingles, but this business was still down year-on-year. 3M did well in construction and home improvement based on commercial construction activity and market share gains, but the underlying residential construction market is still fragile. In addition, 3M experienced weak markets in electronic interconnects solutions due to softness in the consumer electronics market. Refer to the Performance by Business Segment section for a more detailed discussion of the results of the respective segments.

Geographically, Europe led local-currency sales growth in the second quarter of 2007, with an increase of 15.8%, followed by the combined Latin America and Canada area with a 10.0% increase, Asia Pacific with an 8.1% increase, and the United States with an increase of 6.2%. Of this local-currency sales growth, acquisitions contributed 6.3% to Europe, 2.8% to the United States, 1.0% to the combined Latin America and Canada area, and 0.4% to Asia Pacific. The divestiture of the branded pharmaceuticals business reduced sales in Europe by 6.8%, the United States sales by 4.0%, the combined Latin America and Canada area by 2.7%, and Asia Pacific by 1.5%. Currency effects increased total international sales by 4.1%. Foreign currency translation positively impacted Europe by 7.4%, the combined Latin America and Canada area by 5.4%, and Asia Pacific by 0.7%, as the U.S. dollar weakened in aggregate against the multitude of currencies in these geographic areas.

Operating income for the three months ended June 30, 2007 increased 18.8% year-on-year, including a net 6.5% benefit from the impact of items discussed in Note A below. Operating income margins for the second quarter of 2007 were in excess of 22%, an improvement from the second quarter of 2006.

3M generated $1.684 billion of operating cash flows for the six months ended June 30, 2007, an increase of $266 million compared to the six months ended June 30, 2006. For the six months ended June 30, 2007, the Company utilized $2.895 billion of cash to repurchase 3M common stock and pay dividends, compared to $1.473 billion in the same period last year. In February 2007, 3M’s Board of Directors approved a $7.0 billion two-year share repurchase authorization for the period from February 12, 2007 to February 28, 2009. As of June 30, 2007, approximately $5.2 billion remained available for repurchase. In February 2007, 3M’s Board also authorized a dividend increase of 4.3% for 2007, marking the 49th consecutive year of dividend increases for 3M. 3M’s debt to total capital ratio (total capital defined as debt plus equity) as of June 30, 2007 was 30%. 3M has an AA credit rating from Standard & Poor’s, with a stable outlook, and an Aa1 credit rating from Moody’s Investors Service, with a negative outlook. The Company has sufficient access to capital markets to meet currently anticipated growth and acquisition investment funding needs.

As discussed at year-end 2006, beginning in 2007, the Company modified elements of its long-term incentive compensation programs. With the May 2007 Management Stock Ownership Program (MSOP) Annual Grant, the Company reduced the number of traditional stock options granted by reducing the number of employees eligible to receive annual grants and by shifting a portion of the annual grant away from traditional stock options primarily to restricted stock units. These changes will reduce the annual dilution impact from approximately 1.5% of total outstanding common stock to approximately 1%. However, associated with the reduction in the number of eligible employees, the Company provided a one-time “buyout” grant of restricted stock units to the impacted employees, which will result in increased stock-based compensation expense in 2007. Stock-based compensation expense is expected to total $0.18 per diluted share in 2007, compared with $0.17 per diluted share in 2006. The Company’s MSOP, including restricted stock units, are discussed further in Note 12.

(Note A). 3M completed and recorded gains from the sale of its Opticom Priority Control Systems and Canoga Traffic Detection businesses in the second quarter of 2007 and from the sale of its global branded pharmaceuticals business in Europe in the first quarter of 2007. Both the first and second quarter 2007 gain on sale of businesses were partially offset by restructuring expenses and increases in environmental liabilities. These items benefited second quarter 2007 operating income by $22 million and net income by $18 million, or $0.02 per diluted share, and benefited first six months 2007 operating income by $675 million and net income by $440 million, or $0.60 per diluted share. Second quarter 2007 included net benefits from gains related to the sale of businesses ($68 million pre-tax, $47 million after-tax), which were partially offset by restructuring actions ($33 million pre-tax, $21 million after-tax) and increases in environmental liabilities ($13 million pre-tax, $8 million after-tax). First six months 2007 included net benefits from gains related to the sale of businesses ($854 million pre-tax, $553 million after-tax), which were partially offset by restructuring actions ($45 million pre-tax, $30 million after-tax) and increases in environmental liabilities ($134 million pre-tax, $83 million after-tax). These items are discussed in more detail in Note 2 (Acquisitions and Divestitures), Note 4 (Restructuring Actions) and Note 11 (Commitments and Contingencies), respectively. Second quarter and first six months 2006 included gains due to a net benefit from certain income tax adjustments ($105 million after-tax), which were partially offset by settlement costs related to an antitrust class action ($40 million pre-tax, $25 million after-tax) and costs related to the Company’s efforts to seek strategic alternatives for its branded pharmaceuticals business ($9 million pre-tax, $6 million after-tax). Combined, these 2006 items penalized operating income by $49 million, but due to the benefit from certain income tax adjustments, benefited net income by $74 million. For further discussion of these 2006 items, refer to 3M’s Current Report on Form 8-K dated May 25, 2007, which updated 3M’s 2006 Annual Report on Form 10-K.

RESULTS OF OPERATIONS

Percent change information compares the second quarter and first six months of 2007 with the same period last year, unless otherwise indicated.

Net Sales:

	Three months ended June 30, 2007			Six months ended June 30, 2007
	U.S.	Intl.	Worldwide	U.S.	Intl.	Worldwide
Net sales (millions)	$2,287	$3,855	$6,142	$4,477	$7,602	$12,079
% of worldwide sales	37.2%	62.8%		37.1%	62.9%
Components of net sales change:
Volume—organic	2.1%	9.9%	6.9%	2.3%	8.7%	6.2%
Volume—acquisitions	2.8	2.8	2.8	2.9	2.6	2.8
Price	1.3	(1.4)	(0.4)	1.0	(1.6)	(0.6)
Local-currency sales	6.2	11.3	9.3	6.2	9.7	8.4
(including acquisitions)
Divestitures	(4.0)	(3.7)	(3.8)	(4.1)	(3.6)	(3.8)
Translation	—	4.1	2.5	—	4.1	2.5
Total sales change	2.2%	11.7%	8.0%	2.1%	10.2%	7.1%

In the second quarter of 2007, worldwide local-currency sales growth increased 9.3%, with 11.3% growth from international operations and 6.2% growth from the U.S. The biggest driver was organic local currency sales growth, with worldwide organic volume up 6.9%, led by a 9.9% increase in international. Acquisitions within the past 12 months, such as Security Printing and Systems Limited, Softmed Systems Inc. and Biotrace International PLC, contributed 2.8% to both U.S. and international local-currency sales growth. Selling prices in the U.S. rose 1.3% and international selling prices were down 1.4%, continuing to be negatively impacted by businesses that serve the consumer electronics industry. The company’s divestiture of its branded pharmaceuticals business reduced reported sales growth by 3.8%, while foreign currency translation added 2.5% to second-quarter 2007 sales. Local currency sales growth was led by the Health Care (without pharmaceuticals) and Safety, Security and Protection Services businesses.

For the first six months of 2007, sales increased 7.1% to $12.1 billion, driven by an 8.4% increase in local-currency sales, including acquisitions. The company’s divestiture of its branded pharmaceuticals business reduced reported sales growth by 3.8%, while foreign currency translation added 2.5% to sales in the first half of 2007.

Refer to the “Performance by Business Segment” section for additional discussion of sales change by segment and the preceding “Overview” section for discussion of sales growth by geographic area.

Operating Expenses:

	Three months ended June 30			Six months ended June 30
(Percent of net sales)	2007	2006	Change	2007	2006	Change
Cost of sales	51.8%	49.9%	1.9%	51.2%	49.3%	1.9%
Selling, general and administrative expenses	20.9	23.2	(2.3)	21.3	22.2	(0.9)
Research, development and related expenses	5.7	6.2	(0.5)	5.6	6.0	(0.4)
Gain on sale of businesses	(1.1)	—	(1.1)	(7.1)	—	(7.1)
Operating income	22.7%	20.7%	2.0%	29.0%	22.5%	6.5%

Cost of sales as a percent of net sales increased 1.9 percentage points in the second quarter and first six months of 2007 compared to the same periods in 2006, with approximately half of the increase in both the second quarter and first six months due to the sale of the branded pharmaceuticals business, which had lower than average cost of sales.

Restructuring expenses, primarily related to the phase-out of operations at the Company’s New Jersey roofing granule facility in the second quarter and charges related to the Company’s decision to close a facility in Wisconsin in the first quarter, penalized cost of sales as a percent of net sales by approximately 0.6 percentage points in the second quarter and 0.3 percentage points for the first six months of 2007.

Selling, general and administrative (SG&A) expenses as a percent of net sales decreased 2.3 percentage points in the second quarter when compared to the same period in 2006. SG&A in dollars also decreased, as expenses incurred in 2006 in the Company’s now-divested global branded Pharmaceuticals business did not repeat in 2007. Non-pharmaceutical ongoing SG&A expenses were up approximately 5% in dollars, reflecting the Company’s continued investment in sales and marketing to support growth markets, while constraining administrative costs. In the second quarter of 2007, an increase in environmental liabilities ($13 million) and SG&A restructuring expenses ($3 million) increased SG&A as a percent of net sales by 0.2 percentage points. Second quarter 2006 included settlement costs related to an antitrust class action ($40 million) and costs related to the Company’s efforts to seek strategic alternatives for its branded pharmaceuticals business ($9 million), which on a combined basis increased second quarter 2006 SG&A as a percent of net sales by 0.8 percentage points. The first quarter of 2007 includes a $121 million increase in environmental liabilities and $7 million in SG&A restructuring expenses, which when combined with second quarter items, increased first-half 2007 SG&A by 1.2 percentage points (refer to Notes 11 and 4 for more detail), while first-half 2006 items discussed above increased SG&A by 0.5 percentage points.

Research, development and related expenses (R&D) as a percent of net sales decreased 0.5 percentage points in the second quarter of 2007 when compared to the same period in 2006. R&D spending in dollars was flat, as expenses incurred in 2006 in the Company’s now-divested R&D-intensive Pharmaceuticals business did not repeat in 2007. Non-pharmaceutical ongoing R&D and related costs increased 11% as the Company continued to aggressively invest in future technologies and growth opportunities.

Operating Income:

3M uses operating income as one of its primary business segment performance measurement tools. Operating income has steadily improved the past few years, helped by solid sales growth and an ongoing strong commitment to maintaining operational discipline throughout 3M’s global operations. Operating income margins of 29.0% in the first six months of 2007 increased from 22.5% for the first six months of 2006. Operating income margins in 2007 were positively impacted by 5.6% from the gain on sale of businesses, net of restructuring expenses and increases in environmental liabilities, while margins in 2006 were negatively impacted by 0.5% from antitrust settlement costs and pharmaceuticals costs discussed as part of SG&A.

Interest Expense and Income:

	Three months ended June 30		Six months ended June 30
(Millions)	2007	2006	2007	2006
Interest expense	$48	$25	$86	$47
Interest income	(29)	(14)	(57)	(22)
Total	$19	$11	$29	$25

Interest expense increased for the second quarter and first six months of 2007 when compared to the same period in 2006, primarily related to increased debt levels supporting share repurchases, along with higher borrowing rates in the U.S. Interest income was higher in the second quarter and first six months of 2007, predominately due to higher average levels of cash, cash equivalents and marketable securities.

Provision for Income Taxes:

	Three months ended June 30		Six months ended June 30
(Percent of pre-tax income)	2007	2006	2007	2006
Effective tax rate	32.3%	23.3%	33.2%	28.4%

The tax rate for the second quarter of 2007 was 32.3%, compared to 23.3% in the second quarter of 2006. The 2007 tax rate increase over the 2006 tax rate is mainly due to a benefit from discrete tax reserve releases that occurred in the second quarter of 2006. This $105 million reduction in tax reserves in the second quarter of 2006 reduced 3M’s second quarter 2006 tax rate by approximately 9% and the first six months 2006 tax rate by approximately 4%.

The Company will complete the preparation and filing of its 2006 U.S. federal income tax return in the third quarter of 2007. As part of this process, the Company does not anticipate any adjustments that would result in a material change to its financial position.

Minority Interest:

	Three months ended June 30		Six months ended June 30
(Millions)	2007	2006	2007	2006
Minority Interest	$16	$10	$31	$23

Minority interest expense eliminates the income or loss attributable to non-3M ownership interests in 3M consolidated entities. 3M’s most significant consolidated entity with non-3M ownership interests is Sumitomo 3M Limited (3M owns 75% of Sumitomo 3M Limited). The increase for the second quarter and first six months of 2007 is primarily related to Sumitomo 3M Limited.

Currency Effects:

3M estimates that year-on-year currency effects, including hedging impacts, increased net income by approximately $15 million for both the three months and six months ended June 30, 2007. This estimate includes the effect of translating profits from local currencies into U.S. dollars; the impact of currency fluctuations on the transfer of goods between 3M operations in the United States and abroad; and transaction gains and losses, including derivative instruments designed to reduce foreign currency exchange rate risks. 3M estimates that year-on-year derivative and other transaction gains and losses decreased net income by approximately $15 million for the three months ended June 30, 2007 and decreased net income by approximately $35 for the six months ended June 30, 2007.

CRITICAL ACCOUNTING ESTIMATES

Information regarding significant accounting policies is included in Note 1 to 3M’s Current Report on Form 8-K dated May 25, 2007. As stated in Note 1, the preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

The Company believes its most critical accounting estimates relate to legal proceedings, the Company’s pension and postretirement obligations, potential asset impairment issues and income taxes. Senior management has discussed the development, selection and disclosure of its critical accounting estimates with the Audit Committee of 3M’s Board of Directors. In addition to the critical accounting estimates detailed in 3M’s Current Report on Form 8-K dated May 25, 2007, the Company added income taxes in the first quarter of 2007 (with the January 1, 2007 adoption of FIN 48) as a critical accounting estimate.

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

Information related to 3M’s business segments for the second quarter and first six months of both 2007 and 2006 is presented in the tables that follow. Local-currency sales (which includes both organic and acquisition volume impacts plus price impacts) are provided for each segment. The translation impact and total sales change are also provided for each segment.

Industrial and Transportation Business:

	Three months ended June 30		Six months ended June 30
	2007	2006	2007	2006
Sales (millions)	$1,804	$1,662	$3,589	$3,334
Sales change analysis:
Local currency (volume and price)	5.6%	10.8%	4.8%	12.3%
Translation	2.9	0.4	2.8	(1.0)
Total sales change	8.5%	11.2%	7.6%	11.3%

Operating income (millions)	$359	$320	$770	$700
Percent change	12.1%	2.4%	10.0%	12.6%
Percent of sales	19.9%	19.3%	21.5%	21.0%

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

Second quarter of 2007:

Sales increased 8.5% to $1.8 billon. Local-currency sales grew 5.6%, including 1.0% from complimentary acquisitions in the adhesives, tapes and abrasives area that have helped fill gaps in product lines. Organic sales growth in the second quarter of 2007 was led by industrial adhesives and tapes, automotive aftermarket, energy markets, abrasives and automotive businesses. Growth within the automotive aftermarket business was driven largely by abrasives, masking and refinishing products, where 3M’s branded line of products is the preferred choice of body shops around the world. For the car care market, 3M’s NASCAR sponsorship continues to draw interests from the growing number of do-it-yourself car-care enthusiasts. The automotive business sales growth was led by attachment systems and structural adhesives for mirrors, body moldings and panels that are used by automotive OEMs.

Geographically, broad-based sales growth was led by the Europe and Latin America/Canada regions, as international growth continues to outpace the U.S. Solid operational performance resulted in an operating income increase of 12.1% and operating income margins of 19.9%. Operating income for the second quarter of 2007 includes $2 million in restructuring expenses.

First six months of 2007:

Year-to-date sales were up 7.6% over the first half of last year while operating income increased 10%. Like the second quarter, first six months sales growth was led by industrial adhesives and tapes, automotive aftermarket, energy markets, abrasives and automotive businesses. Through the first six months of the year, Industrial and Transportation’s operating income margins were 21.5%, up 0.5 percentage points versus the same time period last year. Strong operational discipline and cost control made this operating income margin improvement possible.

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

Health Care Business:

	Three months ended June 30		Six months ended June 30
	2007	2006	2007	2006
Sales (millions)	$988	$1,000	$1,950	$1,966
Sales change analysis:
Local currency (volume and price)	19.5%	4.1%	19.9%	4.6%
Divestitures	(24.2)	—	(24.5)	—
Translation	3.6	0.3	3.8	(1.4)
Total sales change	(1.1)%	4.4%	(0.8)%	3.2%

Operating income (millions)	$279	$261	$1,341	$559
Percent change	7.3%	(8.2)%	N/A	0.6%
Percent of sales	28.3%	26.1%	N/A	28.4%

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

Operating income in the second quarter of 2007 includes an operating income gain of $2 million, primarily related to adjustments to restructuring costs incurred in the fourth quarter of 2006. In addition to the preceding item, the combination of the following items positively impacted first six months 2007 Health Care operating income by $793 million. As discussed in Note 2, in January 2007 the Company sold its branded pharmaceuticals business in the Europe region. The operating income gain related to this sale, which is included in Health Care, totaled $786 million. In addition, as discussed in Note 4, a net operating income gain of $7 million was recorded in the first quarter of 2007, which primarily related to adjustments to restructuring costs incurred in the fourth quarter of 2006. In the second quarter of 2006, expenses of $9 million were recorded related to the Company’s efforts to seek strategic alternatives for its branded pharmaceuticals business.

The sale of the branded pharmaceuticals business will impact both sales growth and operating income margins in Health Care and the total company throughout 2007. Sales growth in 2007 will be negatively impacted as significant pharmaceuticals sales are in the base 2006 period. In addition, Health Care operating income margins are expected to decline in 2007 year-on-year as a result of this sale. The sale of the pharmaceuticals business reduced Health Care sales growth by 24.2% for the second quarter and 24.5% for the first six months of 2007. 3M believes the disaggregated information that follows for 3M Health Care’s remaining businesses (without pharmaceuticals) and for pharmaceuticals on a stand-alone basis provides useful information.

Health Care Business without Pharmaceuticals:

	Three months ended June 30		Six months ended June 30
	2007	2006	2007	2006
Sales (millions)	$988	$803	$1,950	$1,576
Sales change analysis:
Local currency (volume and price)	19.5%	8.1%	19.9%	7.4%
Translation	3.6	0.3	3.8	(1.3)
Total sales change	23.1%	8.4%	23.7%	6.1%

Operating income (millions)	$277	$210	$541	$448
Percent change	32.0%	(3.8)%	20.7%	3.4%
Percent of sales	28.0%	26.1%	27.7%	28.4%

The following discussion provides information on 3M Health Care’s remaining businesses (without pharmaceuticals).

Second quarter of 2007:

In the second quarter of 2007, sales were up 23.1%, with operating income increasing 32% to $277 million. Local-currency sales growth increased 19.5% in the second quarter, with acquisitions contributing 4.4% of this growth. A large part of the acquisition-driven local currency sales came from two recent acquisitions: Biotrace International, PLC, a UK-based manufacturer and supplier of microbiology products, and SoftMed Systems Inc., a Maryland-based provider of health information software. 3M also acquired DMS Chile, a Santiago-based manufacturer of disposable surgical packs, drapes, gowns and kits. Supply agreements related to the sale of the branded pharmaceutical business, in which the Drug Delivery Systems Division (DDSD) became a source of supply to the acquiring companies, added 5.6% to sales growth.

Health Care sales growth was broad-based, led by drug delivery systems, where 3M is a leading provider of inhalation and transdermal drug delivery solutions. 3M also saw strong growth in its medical, health information systems and dental businesses. In its health information systems business, 3M is a leading provider of advanced software and services that help healthcare organizations capture, classify and manage health care data. 3M recently signed an agreement with the state of Maine to build one of the nation’s first statewide healthcare information-sharing networks. In dental, 3M launched a new product called Pro Temp, a preformed, malleable crown material that delivers a custom fit for patients in less than four minutes. 3M also acquired the full rights to the PERIDEX brand of periodontal rinse from Zila, Inc. 3M expects to continue to build the brand through extensive research and development in the preventive dentistry field. Geographically, sales growth was led by Europe and the U.S. Operating income was up 32%, with operating income margins for the second quarter of 2007 at 28%.

First six months of 2007:

For the first six months of 2007, sales were up 23.7%, with operating income up more than 20%. Like the second quarter, first six months sales growth was broad-based across drug delivery, medical, health information systems and dental. Operating income for the first six months of 2007 includes $5 million in restructuring expenses, primarily severance and related benefits, which negatively impacted operating income growth by 1.2%.

Pharmaceuticals Business:

	Three months ended June 30		Six months ended June 30
	2007	2006	2007	2006
Sales (millions)	$—	$197	$—	$390
Sales change analysis:
Local currency (volume and price)	N/A	(9.4)%	N/A	(5.8)%
Translation	N/A	0.2	N/A	(1.5)
Total sales change	N/A	(9.2)%	N/A	(7.3)%

Operating income (millions)	$2	$51	$800	$111
Percent change	N/A	(22.9)%	N/A	(9.5)%
Percent of sales	N/A	25.9%	N/A	28.4%

Operating income in the second quarter of 2007 includes a net operating income gain of $2 million, primarily related to adjustments to restructuring costs incurred in the fourth quarter of 2006. In addition to the preceding item, the combination of the following items positively impacted first six months 2007 Health Care operating income by $798 million. As discussed in Note 2, in early January 2007 the Company sold its branded pharmaceuticals business in Europe. The operating income gain related to this sale, which is included in pharmaceuticals, totaled $786 million. In addition, a net pre-tax restructuring gain of $12 million was recorded, which primarily related to adjustments to restructuring costs incurred in the fourth quarter of 2006. In the second quarter of 2006, expenses of $9 million were recorded related to the Company’s efforts to seek strategic alternatives for its branded pharmaceuticals business.

DDSD, which is a source of supply to the acquiring companies, records sales and operating income related to the pharmaceuticals supply agreements. Remaining pharmaceutical sales and operating results in the first six months of 2007 were not significant and were recorded in Corporate and Unallocated.

Display and Graphics Business:

	Three months ended June 30		Six months ended June 30
	2007	2006	2007	2006
Sales (millions)	$1,006	$913	$1,927	$1,832
Sales change analysis:
Local currency (volume and price)	8.8%	5.4%	3.9%	7.0%
Translation	1.4	0.4	1.3	(0.5)
Total sales change	10.2%	5.8%	5.2%	6.5%

Operating income (millions)	$352	$237	$647	$529
Percent change	48.4%	(13.5)%	22.2%	(4.6)%
Percent of sales	35.0%	26.0%	33.6%	28.9%

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

Second quarter of 2007:

For the second quarter, Display and Graphics sales were up 10.2% to more than $1 billion. Local currency sales growth was nearly 9% and was largely organic. The Company had strong sales and operating income growth in all major divisions — optical systems, commercial graphics and traffic safety systems. Sales growth was strongest in Asia Pacific, led by optical systems. Commercial graphics saw an uplift in the vehicle wrapping market where it provides films, inks and other products for this “rolling billboard” industry. Likewise, traffic safety systems posted solid growth, driven largely by the road construction season, with particularly strong growth in Europe and Latin America.

In June 2007, 3M completed the sale of its Opticom Priority Control Systems and Canoga Traffic Detection businesses. 3M received proceeds of $80 million from this transaction and recognized an operating income gain of $68 million in the Display and Graphics segment in the second quarter of 2007. In addition, Display and Graphics recorded restructuring-related expenses of $4 million in the second quarter of 2007. Operating income was $352 million, including this aggregate net operating income benefit of $64 million, which contributed 26.9 percentage points of the reported 48.4% operating income growth and contributed 6.3 percentage points of the 35.0% operating income margin.

First six months of 2007:

For the first six months, Display and Graphics sales have increased more than 5%, with operating income up 22%. The second quarter net operating income benefit of $64 million, which contributed 12.0 percentage points of the reported 22.2% operating income growth and contributed 3.3 percentage points of the 33.6% operating income margin.

Optical systems continues to focus on market segmentation, with strong penetration in handhelds, computer displays and LCD televisions. 3M’s new optical film converting facility in Poland is online, supporting LCD panel manufacturers as they move their operations to Eastern Europe. 3M also is on schedule in scaling up the productivity and capacity of its multi-layer optical film manufacturing facilities in the United States.

Consumer and Office Business:

	Three months ended June 30		Six months ended June 30
	2007	2006	2007	2006
Sales (millions)	$832	$769	$1,646	$1,510
Sales change analysis:
Local currency (volume and price)	6.1%	6.3%	7.1%	8.4%
Translation	2.1	0.4	1.9	(0.3)
Total sales change	8.2%	6.7%	9.0%	8.1%

Operating income (millions)	$164	$135	$341	$285
Percent change	21.3%	(8.3)%	19.6%	4.3%
Percent of sales	19.7%	17.6%	20.7%	18.9%

The Consumer and Office segment serves markets that include consumer retail, office retail, home improvement, building maintenance and other markets. Products in this segment include office supply products, stationery products, construction and home improvement products, home care products, protective material products and consumer health care products.

Second quarter of 2007:

Consumer and Office sales increased 8.2% to $832 million in the second-quarter. Local-currency sales increased 6.1%, including 1.3% of growth from the Nylonge acquisition, a global provider of household cleaning products including cellulose sponges, scrub sponges and household wipes. Sales growth in Consumer and Office was led by office supplies, construction and home improvement and home care businesses. Consumer and Office had broad-based sales growth across all major geographies, with international growth outpacing U.S. growth. Sales growth and penetration continued in 3M’s core businesses in Europe and Japan. While 3M had solid sales growth in construction and home improvement, this was based on commercial construction and market share, as the underlying residential construction market is still fragile for the foreseeable future. Scouring products, wipes, handles and cleaning products led the way for the home care business in mass retail outlets.

Operating income rose 21.3% and operating income margins increased 2.1 percentage points compared to the second quarter last year to almost 20%.

First six months of 2007:

Year-to-date, sales are up 9% and operating income was up almost 20%. Like the second quarter, first six months 2007 sales growth was led by office supplies, construction and home improvement and home care businesses.

The third and fourth quarters in Consumer and Office are heavily dependent on having successful sell-through during the back-to-school and Christmas periods. This will require increased investment in advertising and promotion during the second half of the year.

Safety, Security and Protection Services Business:

	Three months ended June 30		Six months ended June 30
	2007	2006	2007	2006
Sales (millions)	$799	$662	$1,557	$1,301
Sales change analysis:
Local currency (volume and price)	16.7%	8.5%	15.9%	12.2%
Translation	4.0	0.6	3.8	(0.8)
Total sales change	20.7%	9.1%	19.7%	11.4%

Operating income (millions)	$140	$139	$321	$297
Percent change	0.9%	(1.9)%	8.3%	14.2%
Percent of sales	17.5%	21.0%	20.6%	22.8%

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

Second quarter of 2007:

Safety, Security and Protection Services delivered solid growth in the second quarter, with sales up nearly 21% over last year’s second quarter. Sales growth in local currency was up nearly 17%, including approximately two-thirds from acquisitions. Acquired growth was primarily from Security Printing Systems, Ltd, a leading provider of finished, personalized passports and secure cards, and E Wood Holdings PLC, a manufacturer of high-performance protective coatings for the oil, gas, water, rail and automotive industries, both based in the UK.

Sales growth was broad-based, led by corrosion protection, respiratory protection, and protective window films and cleaning solutions for commercial buildings, where 3M is seeing a strong increase in commercial construction in many parts of the world, which is driving increased demand for fire protection and window film products. 3M continues to experience strong demand for personal safety products, and 3M’s new respiratory protection plant in Korea celebrated its grand opening in July 2007. In addition to the growth in personal safety products, 3M is seeing solid sales and operating income growth in corrosion protection, where 3M provides its customers with pipe coating technology solutions that extend the life of both underground and above-ground pipelines. With the recent acquisition of E Wood, 3M can now apply its technologies to both new and existing oil, gas and water pipelines.

During the second-quarter 3M continued to see modest sequential improvement in its industrial minerals business for residential asphalt shingles. However, this business was down 13% year-on-year, which negatively impacted Safety, Security and Protection Services’ second quarter sales growth by approximately 2% versus last year. 3M continues to expect residential construction to remain weak so an element of caution is required for this business.

Safety, Security and Protection Services recorded a restructuring charge of $29 million in the second quarter of 2007 related to the phase-out of operations at its New Jersey roofing granule facility. This included fixed asset impairments and employee-related restructuring liabilities, which negatively impacted second quarter operating income growth by 21.0%. Including this charge, operating income increased only slightly.

First six months of 2007:

Year-to-date sales have increased nearly 20%, with operating income up 8.3%, as the $29 million restructuring charge recorded in the second quarter of 2007 negatively impacted first six months operating income growth by 9.8%. Including this charge, operating income margins are still in excess of 20% for the first six months of 2007. The year-on year decline in industrial minerals reduced Safety, Security and Protection Services’ first six months sales growth by approximately 2%.

Electro and Communications Business:

	Three months ended June 30		Six months ended June 30
	2007	2006	2007	2006
Sales (millions)	$693	$670	$1,361	$1,315
Sales change analysis:
Local currency (volume and price)	1.2%	4.5%	1.2%	6.4%
Translation	2.2	0.5	2.3	(0.8)
Total sales change	3.4%	5.0%	3.5%	5.6%

Operating income (millions)	$132	$114	$243	$234
Percent change	15.7%	6.2%	3.8%	18.9%
Percent of sales	19.1%	17.1%	17.9%	17.8%

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

Second quarter of 2007:

Sales were up 3.4% over the second quarter last year, with local currency growth of 1.2%, driven by acquisitions. The results in this business were very mixed, as 3M continues to experience strong growth in electrical markets and communications markets, but the consumer electronics market has faced significantly slower sales, adversely affecting the electronic solutions division and electronics markets materials division.

Overall, the Electro and Communications business has taken the necessary corrective actions to respond to the slow consumer electronics market. At the same time, electrical markets and communications businesses delivered solid operating income growth, offsetting the weakness in the consumer electronics markets. Strong discipline continues to generate operating income that increased 15.7% over the same period last year, with margins up 2 percentage points to 19.1%.

First six months of 2007:

Sales increased 3.5% in the first six months, with strong sales growth in the electrical markets and communications markets partially offset by the sluggish consumer electronics market. Operating income increased 3.8% compared to the first half of 2006. Operating income for the first six months of 2007 included $19 million in first quarter 2007 restructuring expenses, primarily for asset impairment charges related to the Company’s decision to close a facility in Wisconsin, which negatively impacted first six months operating income growth by 8.2%.

FINANCIAL CONDITION AND LIQUIDITY

The Company’s net debt position is as follows:

	June 30	Dec. 31
(Millions)	2007	2006
Total Debt	$4,435	$3,553
Less: Cash and cash equivalents and marketable securities	2,446	2,084
Net Debt	$1,989	$1,469

Total debt to total capital (total capital is defined as debt plus equity) was approximately 30% at June 30, 2007, compared with approximately 26% at December 31, 2006. In 2007, the long-term debt issuance of $750 million in March 2007 as well as increased commercial paper issuances have been used, in part, to fund share repurchase activity. 3M believes its ongoing cash flows provide ample cash to fund expected investments and capital expenditures. The Company has an AA credit rating, with a stable outlook, from Standard & Poor’s and an Aa1 credit rating, with a negative outlook, from Moody’s Investors Service. The Company has sufficient access to capital markets to meet currently anticipated growth and acquisition investment funding needs. The Company does not utilize derivative instruments linked to the Company’s stock. However, the Company does have contingently convertible debt that, if conditions for conversion are met, is convertible into shares of 3M Company stock (refer to Note 1 in this document).

The Company’s financial condition and liquidity remain strong. Various assets and liabilities, including cash and short-term debt, can fluctuate significantly from month-to-month depending on short-term liquidity needs. Working capital (defined as current assets minus current liabilities) totaled $2.079 billion at June 30, 2007, increasing $456 million from December 31, 2006, with this increase driven by higher accounts receivable. Primary short-term liquidity needs are provided through U.S. commercial paper and Euro commercial paper issuances. Credit support for outstanding commercial paper is provided by a five-year $1.5 billion multi-currency credit facility. This facility was established in April 2007 and replaced the Company’s previous $565 million credit facility. This new credit agreement has a sub-limit of $150 million for letters of credit and includes a provision under which the Company may request an increase of the total facility up to $2 billion, with the grant of such request at the lenders’ discretion. There were $110 million in letters of credit drawn against the facility as of June 30, 2007. Under the new credit agreement, 3M is required to maintain its EBITDA to Interest Ratio as of the end of each fiscal quarter at not less than 3.0 to 1. This is calculated (as defined in the agreement) as the ratio of consolidated total EBITDA for the four consecutive quarters then ended to total interest expense on all funded debt for the same period. At June 30, 2007, this ratio was approximately 48.5 to 1. To benefit from the SEC Securities Offering Reform rules applicable to well-known seasoned issuers, the Company filed a shelf registration statement on Form S-3 with the SEC on February 24, 2006, which became effective automatically, to register an indeterminate amount of debt or equity securities for future sales. As of June 30, 2007, no debt securities have been issued off this shelf, but 150,718 shares of the Company’s common stock were registered on June 15, 2007 under this shelf on behalf of and for the sole benefit of the selling stockholders in connection with the Company’s acquisition of assets of Diamond Productions, Inc.  In connection with this shelf registration, in June 2007 the Company established a medium-term notes program through which up to $3 billion of medium-term notes may be offered.

Subsequent Event

In July 2007, 3M issued a seven year 5.0% fixed rate Eurobond for an amount of 750 million Euros (approximately $1.023 billion in U.S. Dollars). In June 2007, 3M executed a pre-issuance cash flow hedge on a notional amount of 350 million Euros by entering into a floating-to-fixed interest rate swap relating to the anticipated issuance of the Eurobond. At June 30, 2007, this swap had an immaterial mark-to-market value. Upon debt issuance in July 2007, 3M completed a fixed-to-floating interest rate swap on a notional amount of 400 million Euros as a fair value hedge of a portion of the fixed interest rate Eurobond obligation and simultaneously terminated the floating-to-fixed swap. The termination of the swap resulted in an immaterial gain, which will be amortized over the seven year life of the Eurobond. 3M also designated the 750 million Eurobond as a hedging instrument of the Company’s net investment in its European subsidiaries.

The Company uses various working capital measures that place emphasis and focus on certain working capital assets and liabilities. These measures are not defined under U.S. generally accepted accounting principles and may not be computed in the same way as similarly titled measures used by other companies. One of the primary working capital measures 3M uses is a combined index, which includes accounts receivable, inventory and accounts payable. This combined index (defined as quarterly net sales — fourth quarter at year-end — multiplied by four, divided by ending net accounts receivable plus inventory less accounts payable) was 5.0 at June 30, 2007, down from 5.4 at December 31, 2006, and also a decrease from 5.2 at June 30, 2006. Receivables increased $518 million, or 16.7%, compared with December 31, 2006, with higher June 2007 sales compared to December 2006 sales contributing to the increase. Inventories increased $178 million, or 6.8%, compared with December 31, 2006. Accounts payable increased $70 million compared with December 31, 2006.

Cash Flows from Operating Activities:

	Six months ended June 30
(Millions)	2007	2006
Net income	$2,285	$1,781
Depreciation and amortization	533	479
Company pension contributions	(113)	(72)
Company postretirement contributions	(1)	(26)
Company pension expense	87	154
Company postretirement expense	41	44
Stock-based compensation expense	129	118
Gain from sale of businesses	(854)	—
Income taxes (deferred and accrued income taxes)	27	(311)
Excess tax benefits from stock-based compensation	(47)	(31)
Accounts receivable	(470)	(270)
Inventories	(139)	(352)
Accounts payable	55	71
Product and other insurance receivables and claims	112	8
Other—net	39	(175)
Net cash provided by operating activities	$1,684	$1,418

Cash flows from operating activities can fluctuate significantly from period to period, as pension funding decisions, tax timing differences and other items can significantly impact cash flows. In the first six months of 2007, cash flows provided by operating activities increased $266 million. Net income increased $504 million, with the combined after-tax impact of the gain on sale of the branded pharmaceuticals business in Europe and the sale of 3M’s Opticom Priority Control Systems and Canoga Traffic Detection businesses, net of restructuring expenses and an increase in environmental liabilities, increasing net income by $440 million. Since the gain from sale of businesses is included in and increases net income, the pre-tax gain from the sale of the businesses must be subtracted, as shown above, to properly reflect operating cash flows. The cash proceeds from sale of the pharmaceuticals business are shown as part of cash from investing activities, however, when the related taxes are paid they are required to be shown as part of cash provided by operating activities. Thus, operating cash flows for the first six months of 2007 were penalized due to cash income tax payments of approximately $500 million in the first half of 2007 that related to the sale of the global branded pharmaceuticals business. Non-pharmaceutical related cash income tax payments were approximately $400 million lower than the first six months of 2006 due to normal timing differences in tax payments, benefiting cash flows.

Cash Flows from Investing Activities:

	Six months ended June 30
(Millions)	2007	2006
Purchases of property, plant and equipment (PP&E)	$(652)	$(451)
Proceeds from sale of PP&E and other assets	27	25
Acquisitions, net of cash acquired	(194)	(88)
Proceeds from sale of businesses	897	—
Purchases and proceeds from sale or maturities of marketable securities and investments—net	(429)	(325)
Net cash used in investing activities	$(351)	$(839)

Investments in property, plant and equipment enable growth in diverse markets, helping to meet product demand and increasing manufacturing efficiency. In July 2007, 3M opened a new respirator manufacturing facility in Korea. In the second quarter of 2007, 3M opened an optical film plant in Poland, an industrial tapes facility in China and completed a construction and home improvement plant expansion in Canada. 3M also exited several high-cost underutilized manufacturing facilities and streamlined several supply chains by relocating equipment from one facility to another. The streamlining work has primarily focused inside the U.S. and is in addition to the streamlining achieved through plant construction. As a result of this increased activity, capital expenditures were $652 million in the first six months of 2007, an increase of $201 million when compared to the first six months of 2006. The Company expects capital expenditures to total approximately $1.4 to $1.5 billion for total year 2007, compared with $1.168 billion in 2006.

Refer to Note 2 in this Quarterly Report on Form 10-Q for information on 2007 acquisitions and divestitures, including discussion of the $897 million in proceeds received from the sale of businesses. The Company is actively considering additional acquisitions, investments and strategic alliances, and from time to time may also divest certain businesses.

In the Consolidated Statement of Cash Flows, purchases of marketable securities and investments, and proceeds from sale or maturities of marketable securities and investments are primarily attributable to auction rate securities, asset-backed securities and other marketable securities, which are classified as available-for-sale.

Cash Flows from Financing Activities:

	Six months ended June 30
(Millions)	2007	2006
Change in short-term debt—net	$(53)	$489
Repayment of debt (maturities greater than 90 days)	(871)	(148)
Proceeds from debt (maturities greater than 90 days)	1,812	—
Total change in debt	$888	$341
Purchases of treasury stock	(2,199)	(778)
Reissuances of treasury stock	483	375
Dividends paid to stockholders	(696)	(695)
Distributions to minority interests and other—net	35	6
Net cash used in financing activities	$(1,489)	$(751)

Total debt at June 30, 2007, was $4.435 billion, up from $3.553 billion at December 31, 2006. In 2007, the long-term debt issuance of $750 million in March 2007 as well as increased commercial paper issuances have been used, in part, to fund share repurchase activity. The Company accelerated the purchases of treasury stock when compared to the same period in 2006, buying back nearly $2.2 billion in shares in the first six months of 2007.

Repurchases of common stock are made to support the Company’s stock-based employee compensation plans and for other corporate purposes. In February 2007, 3M’s Board of Directors approved a $7.0 billion two-year share repurchase authorization for the period from February 12, 2007 to February 28, 2009. As of June 30, 2007, approximately $5.2 billion remained available for repurchase. Refer to the table titled “Issuer Purchases of Equity Securities” in Part II, Item 2, for more information.

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

Contractual Obligations Update:

As indicated in 3M’s Current Report on Form 8-K dated May 25, 2007, which updated 3M’s 2006 Annual Report on Form 10-K, total contractual cash obligations at December 31, 2006, which would not have included an estimated FIN 48 impact, were estimated at $3.775 billion. The total liability for uncertain tax positions under FIN 48 at June 30, 2007 is $309 million (refer to Note 6). The Company is not able to reasonably estimate the amount by which the liability will increase or decrease over time; however, at this time, the Company does not expect a significant payment related to these obligations within the next 12 months.

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

Forward-looking statements are based on certain assumptions and expectations of future events and trends that are subject to risks and uncertainties. Actual future results and trends may differ materially from historical results or those reflected in any such forward-looking statements depending on a variety of factors. Discussion of these factors is incorporated by reference from Part II, Item 1A, “Risk Factors”, of this document and from Part I, Item 1A, “Risk Factors”, of 3M’s Current Report on Form 8-K dated May 25, 2007, and should be considered an integral part of Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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

3M COMPANY
FORM 10-Q
For the Quarterly Period Ended June 30, 2007
PART II.  Other Information

Item 1. Legal Proceedings.

Discussion of legal matters is incorporated by reference from Part I, Item 1, Note 11, “Commitments and Contingencies”, of this document, and should be considered an integral part of Part II, Item 1, “Legal Proceedings”.

Item 1A. Risk Factors.

The most significant risk factors applicable to the Company are described in Part I, Item 1A “Risk Factors” of 3M’s Current Report on Form 8-K dated May 25, 2007. There have been no material changes from the risk factors previously disclosed in 3M’s Current Report on Form 8-K dated May 25, 2007.

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

Issuer Purchases of Equity
Securities (registered pursuant to
Section 12 of the Exchange Act)

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (Millions)
January 1-31, 2007	1,311,268	$76.33	1,277,200	$651
February 1-28, 2007	6,542,591	$75.12	6,522,500	$6,731
March 1-31, 2007	8,187,472	$75.59	8,151,700	$6,115
Total January 1-March 31, 2007	16,041,331	$75.46	15,951,400	$6,115
April 1-30, 2007	3,548,221	$77.55	3,476,700	$5,846
May 1-31, 2007	4,428,219	$85.84	4,202,800	$5,485
June 1-30, 2007	3,885,033	$86.58	3,810,800	$5,155
Total April 1-June 30, 2007	11,861,473	$83.60	11,490,300	$5,155
Total January 1-June 30, 2007	27,902,804	$78.92	27,441,700	$5,155

(1)             The total number of shares purchased includes: (i) shares purchased under the Board’s authorizations described above, and (ii) shares purchased in connection with the exercise of stock options (which combined totaled 34,068 shares in January 2007, 20,091 shares in February 2007, 35,772 shares in March 2007, 71,521 shares in April 2007, 225,419 shares in May 2007 and 74,233 shares in June 2007).

Item 3. Defaults Upon Senior Securities. — No matters require disclosure.

Item 4. Submission of Matters to a Vote of Security Holders.

The stockholders of the Company voted on seven items at the Annual Meeting of Stockholders held on May 8, 2007:

1.               The election of directors

2.               The ratification of the appointment of PricewaterhouseCoopers LLP as the Company’s Independent Registered Public Accounting Firm

3.               The proposal to amend the Company’s Restated Certificate of Incorporation to eliminate the supermajority vote

4.               The proposal to amend the Company’s Restated Certificate of Incorporation to eliminate the fair price provision

5.               The proposal to approve the Executive Annual Incentive Plan

6.               The proposal to approve the material terms of the performance criteria under the Performance Unit Plan

7.               The stockholder proposal relating to Executive Compensation based on the performance of peer companies

The nominees for directors were elected based upon the following votes:

Nominee	Votes For	Votes Withheld
Linda G. Alvarado	605,462,512	27,550,163
George W. Buckley	610,489,209	22,523,466
Vance D. Coffman	612,119,732	20,892,943
Michael L. Eskew	610,629,120	22,383,555
W. James Farrell	614,278,131	18,734,544
Herbert L. Henkel	610,422,340	22,590,335
Edward M. Liddy	612,022,970	20,989,705
Robert S. Morrison	610,445,959	22,566,716
Aulana L. Peters	608,440,087	24,572,588
Rozanne L. Ridgway	603,206,676	29,805,999

The ratification of the appointment of PricewaterhouseCoopers LLP, an independent registered public accounting firm, to audit the consolidated financial statements of the company and its subsidiaries for the year 2007, received the following votes:

For	616,707,179
Against	6,787,734
Abstain	9,517,762
Broker Non-Vote	0

The proposal to amend the Restated Certificate of Incorporation to eliminate the supermajority vote requirements received the following votes:

For	607,469,943
Against	14,364,620
Abstain	11,178,112
Broker Non-Vote	0

The proposal to amend the Restated Certificate of Incorporation to eliminate the fair price provision received the following votes:

For	596,353,789
Against	24,412,286
Abstain	12,246,600
Broker Non-Vote	0

The proposal to approve the Executive Annual Incentive Plan received the following votes:

For	566,033,236
Against	53,992,510
Abstain	12,986,929
Broker Non-Vote	0

The proposal to approve the material terms of the performance criteria under the Performance Unit Plan received the following votes:

For	588,313,269
Against	30,997,339
Abstain	13,702,067
Broker Non-Vote	0

The Stockholder proposal relating to Executive Compensation based on the performance of peer companies received the following votes:

For	184,943,521
Against	313,038,749
Abstain	18,053,346
Broker Non-Vote	116,977,059

Item 5. Other Information.

As stated in our Form 8-K dated June 28, 2007, Margaret M. Smyth, Vice President and Chief Accounting Officer, has resigned from 3M effective August 2, 2007, to take a position with United Technologies Corporation as Vice President and Controller.

Effective March 31, 2007, 3M voluntarily delisted from NYSE Arca Inc., formerly the Pacific Exchange, to eliminate duplicative administrative requirements and costs inherent with dual listings as a result of the NYSE Group’s recent merger with Archipelago Holdings, the parent company of NYSE Arca. 3M does not believe that withdrawing its listing from NYSE Arca Inc. will have any impact on the liquidity of its stock. NYSE Arca will continue to trade 3M stock on an unlisted trading privilege basis. 3M’s common stock will continue to be listed on the New York Stock Exchange, the company’s principal listing exchange.

Item 6. Exhibits.

Exhibits.  These exhibits are either incorporated by reference into this report or filed with this report as indicated below. Exhibit numbers 10.1 through 10.23 are management contracts or compensatory plans or arrangements.

Index to Exhibits:

(3)	Articles of Incorporation and bylaws
	(3.1)	Certificate of incorporation, as amended as of May 11, 2007, is incorporated by reference from our Form 8-K dated May 14, 2007.
	(3.2)	Bylaws, as amended as of November 13, 2006, are incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2006.

(4)	Instruments defining the rights of security holders, including indentures:
	(4.1)	Indenture, dated as of November 17, 2000, between 3M and Citibank, N.A. with respect to 3M’s senior debt securities, is incorporated by reference from the Form 8-K dated December 7, 2000.
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

(10)	Material contracts and management compensation plans and arrangements:
	(10.1)	3M 2005 Management Stock Ownership Program is incorporated by reference from our Proxy Statement for the 2005 Annual Meeting of Stockholders.
	(10.2)	3M 2002 Management Stock Ownership Program is incorporated by reference from our Proxy Statement for the 2002 Annual Meeting of Stockholders.
	(10.3)	3M 1997 Management Stock Ownership Program is incorporated by reference from our Proxy Statement for the 1997 Annual Meeting of Stockholders.

(10.4)	3M 1992 Management Stock Ownership Program is incorporated by reference from our Proxy Statement for the 1992 Annual Meeting of Stockholders.
(10.5)	Form of award agreement for non-qualified stock options granted under the 2005 Management Stock Ownership Program, is incorporated by reference from our Form 8-K dated May 16, 2005.
(10.6)	Form of award agreement for non-qualified stock options granted under the 2002 Management Stock Ownership Program, is incorporated by reference from our Form 10-K for the year ended December 31, 2004.
(10.7)	3M 1997 General Employees’ Stock Purchase Plan, as amended through November 8, 2004, is incorporated by reference from our Form 10-K for the year ended December 31, 2004.
(10.8)	3M VIP (Voluntary Investment Plan) Plus is incorporated by reference from Registration Statement No. 333-73192 on Form S-8, filed on November 13, 2001.
(10.9)	3M Deferred Compensation Plan, as amended through November 2005, is incorporated by reference from our Registration Statement on Form S-8 filed on December 6, 2005.
(10.10)	3M Executive Annual Incentive Plan is incorporated by reference from our Form 8-K dated May 14, 2007.
(10.11)	3M Performance Unit Plan, as amended through February 11, 2007 is incorporated by reference from our Form 8-K dated May 14, 2007.
(10.12)	Description of changes to 3M Compensation Plan for Non-Employee Directors is incorporated by reference from our Form 8-K dated August 8, 2005.
(10.13)	3M Compensation Plan for Non-Employee Directors, as amended, through November 8, 2004, is incorporated by reference from our Form 10-K for the year ended December 31, 2004.
(10.14)	3M 1992 Directors Stock Ownership Program, as amended through November 8, 2004, is incorporated by reference from our Form 10-K for the year ended December 31, 2004.
(10.15)	3M Executive Life Insurance Plan, as amended, is incorporated by reference from our Form 10-K for the year ended December 31, 2003.
(10.16)	Summary of Personal Financial Planning Services for 3M Executives is incorporated by reference from our Form 10-K for the year ended December 31, 2003.
(10.17)	3M policy on reimbursement of incentive payments is incorporated by reference from our Form 10-K for the year ended December 31, 2006.
(10.18)	Employment agreement dated as of December 6, 2005, between 3M and George W. Buckley is incorporated by reference from our Form 8-K dated December 9, 2005.
(10.19)	Amendment, dated August 14, 2006, to employment agreement between 3M and George W. Buckley is incorporated by reference from our Form 10-Q for the quarter ended September 30, 2006.
(10.20)	Description of compensation plan for Robert S. Morrison is incorporated by reference from our Form 8-K dated August 8, 2005.
(10.21)	Employment agreement dated as of January 23, 2002, between 3M and Patrick D. Campbell is incorporated by reference from our Form 10-K for the year ended December 31, 2001.
(10.22)	Employment agreement dated as of November 19, 2002, between 3M and Richard F. Ziegler is incorporated by reference from our Form 10-K for the year ended December 31, 2002.
(10.23)	Letter Agreement dated as of March 14, 2007, between 3M and Richard F. Ziegler is incorporated by reference from our Form 8-K dated March 19, 2007.
(10.24)	Five-year Credit Agreement as of April 30, 2007 is incorporated by reference from our Form 8-K dated May 3, 2007.

Filed electronically herewith:

(12)	Calculation of ratio of earnings to fixed charges.
(15)	A letter from the Company’s independent registered public accounting firm regarding unaudited interim consolidated financial statements.
(31.1)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
(31.2)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
(32.1)	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
(32.2)	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

3M COMPANY
(Registrant)

Date: August 7, 2007
	By	/s/ Patrick D. Campbell
Patrick D. Campbell,
Senior Vice President and Chief Financial Officer

(Mr. Campbell is the Principal Financial Officer and has been duly authorized to sign on behalf of the Registrant.)