Form 10-Q
period 2007-09-30
3M CO
filed 2007-10-29
CIK 66740

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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
Yes ☐. No  ☒.

Shares of common stock outstanding at September 30, 2007: 713,228,973.

This document (excluding exhibits) contains 50 pages.

The table of contents is set forth on page 2.

The exhibit index begins on page 48.

3M COMPANY

Form 10-Q for the Quarterly Period Ended September 30, 2007

3M COMPANY

FORM 10-Q

For the Quarterly Period Ended September 30, 2007

PART I. Financial Information

Item 1. Financial Statements.

Consolidated Statement of Income

(Unaudited)

3M Company and Subsidiaries

	Three months ended		Nine months ended
	September 30		September 30
(Millions, except per share amounts)	2007	2006	2007	2006
Net sales	$6,177	$5,858	$18,256	$17,141
Operating expenses
Cost of sales	3,240	2,990	9,437	8,551
Selling, general and administrative expenses	1,174	1,186	3,741	3,691
Research, development and related expenses	338	340	1,009	1,013
Gain on sale of businesses	—	—	(854)	—
Total	4,752	4,516	13,333	13,255
Operating income	1,425	1,342	4,923	3,886

Interest expense and income
Interest expense	53	37	139	84
Interest income	(37)	(13)	(94)	(35)
Total	16	24	45	49

Income before income taxes and minority interest	1,409	1,318	4,878	3,837
Provision for income taxes	433	412	1,586	1,127
Minority interest	16	12	47	35
Net income	$960	$894	$3,245	$2,675

Weighted average common shares outstanding – basic	714.5	745.2	720.7	751.6
Earnings per share – basic	$1.34	$1.20	$4.50	$3.56

Weighted average common shares outstanding – diluted	729.9	756.2	734.3	765.1
Earnings per share – diluted	$1.32	$1.18	$4.42	$3.50

Cash dividends paid per common share	$0.48	$0.46	$1.44	$1.38

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

Consolidated Balance Sheet

(Unaudited)

3M Company and Subsidiaries

	Sept. 30	Dec. 31
(Dollars in millions, except per share amounts)	2007	2006

Assets
Current assets
Cash and cash equivalents	$1,675	$1,447
Marketable securities - current	1,024	471
Accounts receivable – net	3,703	3,102
Inventories
Finished goods	1,324	1,235
Work in process	879	795
Raw materials and supplies	591	571
Total inventories	2,794	2,601
Other current assets	1,204	1,325
Total current assets	10,400	8,946

Marketable securities - non-current	556	166
Investments	295	314
Property, plant and equipment	18,012	17,017
Less: Accumulated depreciation	(11,672)	(11,110)
Property, plant and equipment – net	6,340	5,907
Goodwill	4,387	4,082
Intangible assets – net	748	708
Prepaid pension and postretirement benefits	682	395
Other assets	947	776
Total assets	$24,355	$21,294

Liabilities and Stockholders’ Equity
Current liabilities
Short-term borrowings and current portion of long-term debt	$2,405	$2,506
Accounts payable	1,503	1,402
Accrued payroll	610	520
Accrued income taxes	711	1,134
Other current liabilities	1,912	1,761
Total current liabilities	7,141	7,323

Long-term debt	2,824	1,047
Other liabilities	3,420	2,965
Total liabilities	$13,385	$11,335

Commitments and contingencies (Note 11)

Stockholders’ equity
Common stock par value, $.01 par value, 944,033,056 shares issued	9	9
Additional paid-in capital	2,731	2,484
Retained earnings	19,852	17,933
Treasury stock, at cost; 230,804,083 shares at September 30, 2007; 209,670,254 shares at Dec. 31, 2006	(10,173)	(8,456)
Unearned compensation	(96)	(138)
Accumulated other comprehensive income (loss)	(1,353)	(1,873)
Stockholders’ equity – net	10,970	9,959
Total liabilities and stockholders’ equity	$24,355	$21,294

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

Consolidated Statement of Cash Flows

(Unaudited)

3M Company and Subsidiaries

	Nine months ended
	September 30
(Dollars in millions)	2007	2006

Cash Flows from Operating Activities
Net income	$3,245	$2,675
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	796	728
Company pension and postretirement contributions	(373)	(339)
Company pension and postretirement expense	188	299
Stock-based compensation expense	182	162
Gain from sale of businesses	(854)	—
Deferred income tax provision	(179)	(111)
Excess tax benefits from stock-based compensation	(65)	(31)
Changes in assets and liabilities
Accounts receivable	(458)	(384)
Inventories	(89)	(375)
Accounts payable	60	71
Accrued income taxes (current and long-term)	85	(138)
Product and other insurance receivables and claims	145	51
Other – net	36	(91)
Net cash provided by operating activities	2,719	2,517

Cash Flows from Investing Activities
Purchases of property, plant and equipment (PP&E)	(1,031)	(763)
Proceeds from sale of PP&E and other assets	90	53
Acquisitions, net of cash acquired	(255)	(468)
Purchases of marketable securities and investments	(6,967)	(2,442)
Proceeds from sale of marketable securities and investments	5,541	2,034
Proceeds from maturities of marketable securities	547	157
Proceeds from sale of businesses	897	—
Net cash used in investing activities	(1,178)	(1,429)

Cash Flows from Financing Activities
Change in short-term debt – net	(144)	1,293
Repayment of debt (maturities greater than 90 days)	(1,071)	(151)
Proceeds from debt (maturities greater than 90 days)	2,843	277
Purchases of treasury stock	(2,756)	(2,021)
Reissuances of treasury stock	689	426
Dividends paid to stockholders	(1,039)	(1,037)
Distributions to minority interests	(20)	(38)
Excess tax benefits from stock-based compensation	65	31
Other – net	(4)	(18)
Net cash used in financing activities	(1,437)	(1,238)

Effect of exchange rate changes on cash and cash equivalents	124	77

Net increase (decrease) in cash and cash equivalents	228	(73)
Cash and cash equivalents at beginning of year	1,447	1,072
Cash and cash equivalents at end of period	$1,675	$999

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

Significant Accounting Policies

Earnings per share:  The difference in the weighted average shares outstanding for calculating basic and diluted earnings per share is attributable to the dilution associated with the Company’s stock-based compensation plans. Certain Management Stock Ownership Program (MSOP) options outstanding were not included in the computation of diluted earnings per share because they would not have had a dilutive effect (10.0 million average options for the three months ended September 30, 2007; 24.0 million average options for the nine months ended September 30, 2007; 36.0 million average options for the three months ended September 30, 2006; 30.2 million average options for the nine months ended September 30, 2006). The conditions for conversion related to the Company’s “Convertible Notes” were not met (refer to 3M’s Current Report on Form 8-K dated May 25, 2007, Note 10 to the Consolidated Financial Statements, for more detail); accordingly, there was no impact on 3M’s diluted earnings per share. If the conditions for conversion are met, 3M may choose to pay in cash and/or common stock; however, if this occurs, the Company has the intent and ability to settle this debt security in cash. The computations for basic and diluted earnings per share follow:

Earnings Per Share Computations

	Three months ended		Nine months ended
	September 30		September 30
(Amounts in millions, except per share amounts)	2007	2006	2007	2006
Numerator:
Net income	$960	$894	$3,245	$2,675

Denominator:
Denominator for weighted average common shares outstanding – basic	714.5	745.2	720.7	751.6

Dilution associated with the Company’s stock-based compensation plans	15.4	11.0	13.6	13.5

Denominator for weighted average common shares outstanding – diluted	729.9	756.2	734.3	765.1

Earnings per share – basic	$1.34	$1.20	$4.50	$3.56
Earnings per share – diluted	1.32	1.18	4.42	3.50

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

Acquisitions:

During the nine months ended September 30, 2007, the purchase price paid for business combinations totaled $255 million in cash, net of cash acquired, plus approximately 150 thousand shares of 3M common stock, which had a market value of approximately $13 million.

The nine business combinations closed during the first nine months of 2007 are summarized as follows:

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

8) In July 2007, 3M (Safety, Security and Protection Services Business) purchased 100 percent of the outstanding shares of Rochford Thompson Equipment Ltd., a manufacturer of optical character recognition passport readers used by airlines and immigration authorities, headquartered in Newbury, U.K.

9) In August 2007, 3M (Health Care Business) purchased certain assets of Neoplast Co. Ltd., a manufacturer/distributor of surgical tapes and dressings and first aid bandages for both the professional and consumer markets across the Asia Pacific region.

Purchased identifiable intangible assets for the nine business combinations closed during the nine months ended September 30, 2007 totaled $53 million and will be amortized on a straight-line basis over lives ranging from 2 to 10 years (weighted-average life of seven years). Pro forma information related to the above business combinations is not included because the impact on the Company’s consolidated results of operations is not considered to be material. In-process research and development charges associated with these business combinations were not material.

In addition to the business combinations above, 3M periodically acquires certain tangible and/or intangible assets and purchases interests in certain enterprises that do not otherwise qualify for accounting as business combinations. These transactions are largely reflected as additional asset purchase and investment activity.

NOTE 3. Goodwill and Intangible Assets

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

In the first nine months of 2007, goodwill related to business combinations totaled $170 million, $18 million of which is deductible for tax purposes. Translation and other in the following table primarily includes the impact of changes in foreign currency exchange rates on goodwill balances. The goodwill balance by business segment as of December 31, 2006 and September 30, 2007, follow:

Goodwill

	Dec. 31,			Sept. 30,
	2006	Acquisition	Translation	2007
(Millions)	Balance	activity	and other	balance
Industrial and Transportation	$1,302	$40	$47	$1,389
Health Care	713	31	37	781
Display and Graphics	886	—	5	891
Consumer and Office	89	—	3	92
Safety, Security and Protection Services	525	73	23	621
Electro and Communications	567	26	20	613
Total Company	$4,082	$170	$135	$4,387

Acquired Intangible Assets

The carrying amount and accumulated amortization of acquired intangible assets as of September 30, 2007, and December 31, 2006, follow:

	Sept. 30	Dec. 31
(Millions)	2007	2006
Patents	$439	$419
Other amortizable intangible assets (primarily tradenames and customer related intangibles)	731	641
Non-amortizable intangible assets (tradenames)	72	68
Total gross carrying amount	$1,242	$1,128

Accumulated amortization – patents	(295)	(266)
Accumulated amortization – other	(199)	(154)
Total accumulated amortization	(494)	(420)
Total intangible assets – net	$748	$708

Amortization expense for acquired intangible assets for the three-month and nine-month periods ended September 30, 2007 and 2006 follows:

	Three months ended		Nine months ended
	September 30		September 30
(Millions)	2007	2006	2007	2006
Amortization expense	$22	$21	$64	$50

The table below shows expected amortization expense for acquired intangible assets recorded as of September 30, 2007:

	Fourth
	Quarter					After
(Millions)	2007	2008	2009	2010	2011	2012
Amortization expense	$23	$82	$82	$76	$68	$345

The expected amortization expense is an estimate. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, changes in foreign currency exchange rates, impairment of intangible assets, accelerated amortization of intangible assets and other events.

NOTE 4. Restructuring Actions and Other Exit Activities

Restructuring Actions:

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

The Company adjusted the 2006 restructuring actions cost estimates in the first, second and third quarters of 2007. Components of these restructuring actions include:

Restructuring Actions

	Employee-	Contract
	Related Items	Terminations	Asset
(Millions)	And Benefits	and Other	Impairments	Total
Accrued liability balances as of December 31, 2006:
Pharmaceuticals business actions	$78	$6	$—	$84
Overhead reduction actions	100	—	—	100
Business-specific actions	30	8	—	38
Total accrued liability balance	$208	$14	$—	$222

Expenses (credits) incurred in first half 2007:
Pharmaceuticals business actions	$(10)	$(4)	$—	$(14)
Overhead reduction actions	5	—	—	5
Business-specific actions	15	4	35	54
First six months 2007 expense	$10	$—	$35	$45

Non-cash (charges) credits in first half 2007:
Pharmaceuticals business actions	$(21)	$4	$—	$(17)
Overhead reduction actions	(5)	—	—	(5)
Business-specific actions	(10)	(4)	(35)	(49)
First six months 2007 non-cash	$(36)	$—	$(35)	$(71)

Cash payments in first half 2007:
Pharmaceuticals business actions	$(24)	$(6)	$—	$(30)
Overhead reduction actions	(71)	—	—	(71)
Business-specific actions	(15)	—	—	(15)
First six months 2007 cash payments	$(110)	$(6)	$—	$(116)

Accrued liability balances as of June 30, 2007:
Pharmaceuticals business actions	$23	$—	$—	$23
Overhead reduction actions	29	—	—	29
Business-specific actions	20	8	—	28
Total accrued liability balance	$72	$8	$—	$80

Restructuring Actions

	Employee-	Contract
	Related Items	Terminations	Asset
(Millions)	and Benefits	and Other	Impairments	Total
Expenses (credits) incurred in Q3 2007:
Pharmaceuticals business actions	$—	$—	$—	$—
Overhead reduction actions	(1)	—	—	(1)
Business-specific actions	(2)	—	—	(2)
Q3 2007 expense	$(3)	$—	$—	$(3)

Cash payments in Q3 2007:
Pharmaceuticals business actions	$(12)	$—	$—	$(12)
Overhead reduction actions	(14)	—	—	(14)
Business-specific actions	(9)	—	—	(9)
Q3 2007 cash payments	$(35)	$—	$—	$(35)

Accrued liability balances as of September 30, 2007:
Pharmaceuticals business actions	$11	$—	$—	$11
Overhead reduction actions	14	—	—	14
Business-specific actions	9	8	—	17
Total accrued liability balance	$34	$8	$—	$42

Income statement line in which the preceding 2007 expenses (credits) are reflected:

	Q3 2007	YTD 2007
Cost of sales	$—	$41
Selling, general and administrative expenses	(3)	7
Research, development and related expenses	—	(6)
Total	$(3)	$42

The amount of expenses (credits) incurred in 2007 associated with the preceding are reflected in the Company’s business segments as follows:

	Q3 2007	YTD 2007
Industrial and Transportation	$—	$2
Health Care	(1)	(10)
Electro and Communications	—	19
Display and Graphics	(1)	3
Safety, Security and Protection Services	(1)	28
Total	$(3)	$42

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

Non-cash employee-related charges in 2007 primarily relate to special termination pension and medical benefits granted to certain U.S. eligible employees. These pension and medical benefits were reflected as a component of the benefit obligation of the Company’s pension and medical plans as of September 30, 2007.

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

Other Exit Activities:

During the third quarter of 2007, the Company recorded a net pre-tax charge of $26 million related to the consolidation of certain flexible circuit manufacturing operations. This charge related to employee reductions ($17 million) and fixed asset impairments ($9 million) in the Electro and Communications business segment and was recorded in cost of sales and selling, general and administrative expenses.

NOTE 5. Supplemental Comprehensive Income and Accumulated Other Comprehensive Income (AOCI) Information

	Comprehensive Income		AOCI
	Three-months ended Sept. 30,		Balance at
(Millions)	2007	2006	Dec. 31, 2006
Net income	$960	$894

Cumulative translation	245	59
Tax effect	51	(2)
Cumulative translation - net of tax	296	57	$210

Defined benefit pension and postretirement plans adjustment	50	—
Tax effect	(20)	—
Defined benefit pension and postretirement plans adjustment - net of tax	30	—	(2,067)

Debt and equity securities, unrealized gain (loss)	(13)	—
Tax effect	5	—
Debt and equity securities, unrealized gain (loss) - net of tax	(8)	—	2

Cash flow hedging instruments, unrealized gain (loss)	(21)	(14)
Tax effect	8	6
Cash flow hedging instruments, unrealized gain (loss) - net of tax	(13)	(8)	(18)
Total — net of tax	$1,265	$943	$(1,873)

	Nine-months ended Sept. 30,		Balance at
	2007	2006	Sept. 30, 2007
Net income	$3,245	$2,675

Cumulative translation	390	331
Tax effect	57	(9)
Cumulative translation - net of tax	447	322	$657

Defined benefit pension and postretirement plans adjustment	146	—
Tax effect	(52)	—
Defined benefit pension and postretirement plans adjustment - net of tax	94	—	(1,973)

Debt and equity securities, unrealized gain (loss)	(6)	(1)
Tax effect	2	—
Debt and equity securities, unrealized gain (loss) - net of tax	(4)	(1)	(2)

Cash flow hedging instruments, unrealized gain (loss)	(28)	(76)
Tax effect	11	28
Cash flow hedging instruments, unrealized gain (loss) - net of tax	(17)	(48)	(35)
Total – net of tax	$3,765	$2,948	$(1,353)

No income tax provision is required for the translation of foreign currency financial statements into U.S. dollars. Reclassification adjustments are made to avoid double counting in comprehensive income items that are also recorded as part of net income. Reclassification adjustments for cash flow hedging instruments are discussed in Note 7 and reclassification adjustments for the defined benefit pension and postretirement plans adjustment are discussed in Note 10.

NOTE 6. Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 1999. The Internal Revenue Service (IRS) closed its examination of the Company’s U.S. income tax returns for the years 1999 through 2001 in the second quarter of 2006, and it is anticipated that its examination for the Company’s U.S. income tax returns for the years 2002 through 2004 will be completed by the end of 2007. As of September 30, 2007, the IRS has not proposed any significant adjustments to the Company’s tax positions. Currently, the Company is not able to reasonably estimate the amount by which the liability for unrecognized tax benefits will increase or decrease during the next 12 months as a result of the ongoing IRS audit. However, the Company does not anticipate any adjustments that would result in a material change to its financial position. Payments relating to any proposed assessments arising from the 2002 through 2004 audit may not be made until a final agreement is reached between the Company and the IRS on such assessments or upon a final resolution resulting from the administrative appeals process or judicial action. In addition to the U.S. federal examination, there is also limited audit activity in several U.S. state and foreign jurisdictions.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the implementation of Interpretation 48, the Company recognized an immaterial increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007, balance of retained earnings. The total amount of unrecognized tax benefits as of January 1, 2007 and September 30, 2007, respectively, are $261 million and $322 million. These amounts at January 1, 2007 and September 30, 2007, respectively, include accrued interest and penalties of $45 million and $54 million, of which $23 million and $19 million are for interest and penalties related to tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. The Company recognizes interest accrued related to unrecognized tax benefits in tax expense.

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

The Company enters into foreign exchange forward contracts, options and swaps to hedge against the effect of exchange rate fluctuations on cash flows denominated in foreign currencies and certain intercompany financing transactions. These transactions are designated as cash flow hedges. Based on exchange rates at September 30, 2007, the Company expects to reclassify to earnings over the next 12 months a majority of the cash flow hedging instruments after-tax loss of $35 million (with the impact offset by cash flows from underlying hedged items). Amounts recorded in accumulated other comprehensive income (loss) related to cash flow hedging instruments follow:

Cash Flow Hedging Instruments	Three months ended		Nine months ended
Net of Tax	September 30		September 30
(Millions)	2007	2006	2007	2006

Beginning balance	$(22)	$(2)	$(18)	$38

Changes in fair value of derivatives	(24)	(13)	(35)	(42)
Reclassifications to earnings from equity	11	5	18	(6)
Total activity	(13)	(8)	(17)	(48)

Ending balance	$(35)	$(10)	$(35)	$(10)

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

NOTE 8. Marketable Securities

The Company invests in auction rate securities, asset-backed securities, and other securities. The following is a summary of amounts recorded on the Consolidated Balance Sheet for marketable securities (current and non-current) at September 30, 2007.

Sept. 30,
(Millions)	2007

Auction rate securities	$462
Asset-backed securities	230
Agency securities	207
Other securities	125

Current marketable securities	1,024

Asset-backed securities	400
Corporate medium-term notes securities	92
Agency securities	64

Non-current marketable securities	556

Total marketable securities	$1,580

Classification of marketable securities as current or non-current is dependent upon management’s intended holding period, the security’s maturity date and liquidity considerations based on market conditions. If management intends to hold the securities for longer than one year as of the balance sheet date, they are classified as non-current. Unrealized gains and losses were not material in the first nine months of 2007 and 2006. Gross realized gains and gross realized losses on sales of marketable securities were also not material. There were no impairment losses recognized on marketable securities in the first nine months of 2007 and 2006. The fair value of marketable securities approximates cost, except for certain auction rate securities discussed in the next paragraph. Cost of securities sold or reclassified use the first in first out (FIFO) method. Since these marketable securities are classified as available-for-sale securities, changes in fair value will flow through other comprehensive income, with amounts reclassified out of other comprehensive income into earnings upon sale.

In the third quarter of 2007, certain auction rate securities failed auction due to sell orders exceeding buy orders. Of 3M’s $1.6 billion marketable securities portfolio at September 30, 2007, $34 million (at cost) is currently associated with failed auctions, all of which have been in a loss position for less than 12 months. The funds associated with failed auctions will not be accessible until a successful auction occurs or a buyer is found outside of the auction process. These securities are rated AAA. Based on third party valuation models and an analysis of other-than-temporary impairment factors, 3M recorded a temporary impairment within Accumulated Other Comprehensive Income of approximately $8 million pre-tax at September 30, 2007 related to these auction rate securities. These securities are being analyzed each reporting period for other-than-temporary impairment factors.

The balance at September 30, 2007 for marketable securities and short-term investments by contractual maturity are shown below. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

Sept. 30,
(Millions)	2007

Due in one year or less	$226
Due after one year through three years	622
Due after three years through five years	201
Due after five years	531

Total marketable securities	$1,580

NOTE 9. Long-Term Debt and Short-Term Borrowings

The Company has a “well-known seasoned issuer” shelf registration statement, effective February 24, 2006, to register an indeterminate amount of debt or equity securities for future sales. As of September 30, 2007, no debt securities have been issued off this shelf, but 150,718 shares of the Company’s common stock were registered on June 15, 2007 under this shelf on behalf of and for the sole benefit of the selling stockholders in connection with the Company’s acquisition of assets of Diamond Productions, Inc. The Company intends to use the proceeds from future securities sales off this shelf for general corporate purposes. In connection with this shelf registration, in June 2007 the Company established a medium-term notes program through which up to $3 billion of medium-term notes may be offered.

In March 2007, the Company issued a 30-year, $750 million, fixed rate note with a coupon rate of 5.70%. This debt security was issued under the $1.5 billion shelf registration and medium-term notes program established in late 2003.

On April 30, 2007, the Company replaced its $565 million credit facility with a new $1.5 billion five year credit facility, which has provisions for the Company to request an increase of the facility up to $2 billion (at the lenders’ discretion), and providing for up to $150 million in letters of credit. As of September 30, 2007, there are $110 million in letters of credit drawn against the facility. Under the new credit agreement, 3M is required to maintain its EBITDA to Interest Ratio as of the end of each fiscal quarter at not less than 3.0 to 1. This is calculated (as defined in the agreement) as the ratio of consolidated total EBITDA for the four consecutive quarters then ended to total interest expense on all funded debt for the same period. At September 30, 2007, this ratio was approximately 45 to 1.

In the second quarter of 2007, 3M repurchased $42 million in floating rate notes due in 2037 at par as the bondholder exercised put provisions associated with this debt instrument.

In July 2007, 3M issued a seven year 5.0% fixed rate Eurobond for an amount of 750 million Euros (approximately $1.063 billion in U.S. Dollars at September 30, 2007). In June 2007, 3M executed a pre-issuance cash flow hedge on a notional amount of 350 million Euros by entering into a floating-to-fixed interest rate swap relating to the anticipated issuance of the Eurobond. Upon debt issuance in July 2007, 3M completed a fixed-to-floating interest rate swap on a notional amount of 400 million Euros as a fair value hedge of a portion of the fixed interest rate Eurobond obligation and simultaneously terminated the floating-to-fixed swap. The termination of the swap resulted in an immaterial gain, which will be amortized over the seven year life of the Eurobond. 3M also designated the 750 million Eurobond as a hedging instrument of the Company’s net investment in its European subsidiaries.

NOTE 10. Pension and Postretirement Benefit Plans

Components of net periodic benefit cost and other supplemental information for the three months and nine months ended September 30 follow:

Benefit Plan Information

	Three months ended September 30
	Qualified and Non-qualified
	Pension Benefits				Postretirement
	United States		International		Benefits
(Millions)	2007	2006	2007	2006	2007	2006

Service cost	$48	$49	$29	$30	$14	$14
Interest cost	142	135	55	43	26	26
Expected return on plan assets	(210)	(192)	(70)	(59)	(28)	(27)
Amortization of transition (asset) obligation	—	—	2	1	—	—
Amortization of prior service cost (benefit)	3	3	(1)	(1)	(17)	(12)
Recognized net actuarial (gain) loss	32	51	12	19	19	21
Net periodic benefit cost	$15	$46	$27	$33	$14	$22
Settlements, curtailments and special termination benefits	4	—	—	—	—	—
Net periodic benefit cost after settlements, curtailments and special termination benefits	$19	$46	$27	$33	$14	$22

Benefit Plan Information

	Nine months ended September 30
	Qualified and Non-qualified
	Pension Benefits				Postretirement
	United States		International		Benefits
(Millions)	2007	2006	2007	2006	2007	2006

Service cost	$144	$147	$89	$88	$42	$42
Interest cost	426	405	165	129	78	78
Expected return on plan assets	(630)	(574)	(210)	(173)	(80)	(79)
Amortization of transition (asset) obligation	—	—	4	3	—	—
Amortization of prior service cost (benefit)	10	9	(3)	(3)	(53)	(38)
Recognized net actuarial (gain) loss	95	153	38	49	55	63
Net periodic benefit cost	$45	$140	$83	$93	$42	$66
Settlements, curtailments and special termination benefits	5	—	—	—	13	—
Net periodic benefit cost after settlements, curtailments and special termination benefits	$50	$140	$83	$93	$55	$66

For the nine months ended September 30, 2007, contributions totaling $371 million were made to the Company’s U.S. and international pension plans and $2 million to its post-retirement plans. In 2007, the Company expects to contribute up to $420 million to its U.S. and international pension plans. The Company does not have a required minimum pension contribution obligation for its U.S. plans in 2007. Therefore, the amount of the anticipated discretionary pension contribution could vary significantly depending on the U.S plans’ funding status as of the 2007 measurement date and the anticipated tax deductibility of the contribution.

As a result of the Company’s December 31, 2006 adoption of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, the Company recognized the transition obligation, prior service costs, and net actuarial losses on the balance sheet as accumulated other comprehensive income, which is a component of stockholders’ equity. As disclosed in Note 5, for the three and nine-months ended September 30, 2007, $30 million after tax ($20 million tax benefit) and $94 million after tax ($52 million tax benefit), respectively, were reclassified to earnings from accumulated other comprehensive income to pension and postretirement expense in the income statement. These pension and postretirement expense amounts are shown in the table above as amortization of transition (asset) obligation, amortization of prior service cost (benefit) and recognized net actuarial (gain) loss.

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

Shareholder Derivative Litigation

As previously reported, in July 2007, a shareholder derivative lawsuit was filed in the U.S. District Court for the District of Delaware against the Company as nominal defendant and against each then current member of the Board of Directors and the officers named in the Summary Compensation Table of the 2007 Proxy Statement. The suit alleges that the Company’s 2007 Proxy Statement contained false and misleading statements concerning the tax deductibility of compensation payable under the Annual Incentive Plan (“Plan”) and the standards for determining the amounts payable under the Plan. The lawsuit seeks a declaration voiding shareholder approval of the Plan, termination of the Plan, voiding the elections of directors, equitable accounting, and awarding costs, including attorneys’ fees.

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

Respirator Mask/Asbestos Litigation

As of September 30, 2007, the Company is a named defendant, with multiple co-defendants, in numerous lawsuits in various courts that purport to represent approximately 12,600 individual claimants, a decrease from the approximately 28,800 individual claimants with actions pending at September 30, 2006. The vast majority of the lawsuits and claims resolved by and currently pending against the Company allege use of some of the Company’s mask and respirator products and seek damages from the Company and other defendants for alleged personal injury from workplace exposures to asbestos, silica, coal, or other occupational dusts found in products manufactured by other defendants or generally in the workplace. The remaining claimants generally allege personal injury from occupational exposure to asbestos from products previously manufactured by the Company, which are often unspecified, and by other defendants, or occasionally at Company premises.

Many of the resolved lawsuits and claims involved unimpaired claimants who were recruited by plaintiffs’ lawyers through mass chest x-ray screenings. The Company experienced a significant decline in the number of claims filed in 2006 and through the third quarter of 2007 from prior years by apparently unimpaired claimants. The Company attributes this decline to several factors, including certain changes enacted in several states in recent years of the law governing asbestos-and silica-related claims, and the highly-publicized decision in mid-2005 of the United States District Court for the Southern District of Texas that identified and criticized abuses by certain attorneys, doctors, and x-ray screening companies on behalf of claimants. The Company expects the filing of claims by unimpaired claimants in the future to continue at much lower levels than in the past. The Company believes that due to this change in the type and volume of incoming claims, it is likely that going forward the number of claims alleging more serious injuries, including mesothelioma and other malignancies, while remaining relatively constant, will represent a greater percentage of total claims than in the past. The Company has demonstrated in past trial proceedings that its respiratory protection products are effective as claimed when used in the intended manner and in the intended circumstances. Consequently the Company believes that claimants are unable to establish that their medical condition, even if significant, is attributable to the Company’s respiratory protection products. Nonetheless, the Company’s litigation experience indicates that claims by persons alleging serious injuries are costlier to resolve than the claims of unimpaired persons, and it therefore anticipates an increase in the average cost of resolving pending and future claims on a per-claim basis than it experienced in prior periods when the vast majority of claims were asserted by the unimpaired.

On July 13, 2007, the Company won a defense verdict from a jury in the federal court in the Eastern District of Missouri. The jury found the Company had no liability whatever to a plaintiff who claimed he had silicosis and a related cancer and sought to recover damages from the Company arising from his alleged illness, which he claimed to have contracted from occupational exposure to silica despite his purported use of the Company’s respirator mask equipment at various times. The jury rejected each of the plaintiff’s theories of liability against the Company. With this victory, the Company has prevailed in seven of the eight cases tried to verdict (such trials occurred in 1999, 2000, 2003, 2004, and 2007), and an appellate reversal in 2005 of the one jury verdict, in 2001, adverse to the Company.

Employment Litigation

As previously reported, one current and one former employee of the Company filed a purported class action in the District Court of Ramsey County, Minnesota, in December 2004, seeking to represent a class of all current and certain former salaried employees employed by 3M in Minnesota below a certain salary grade who were age 46 or older at any time during the applicable period to be determined by the Court. The complaint alleges the plaintiffs suffered various forms of employment discrimination on the basis of age in violation of the Minnesota Human Rights Act and seeks injunctive relief, unspecified compensatory damages (which they seek to treble under the statute), including back and front pay, punitive damages (limited by statute to $8,500 per claimant) and attorneys’ fees. In January 2006, the plaintiffs filed a motion to join four additional named plaintiffs. This motion was unopposed by the Company and the four plaintiffs were joined in the case, although one claim has been dismissed following an individual settlement. The class certification hearing is scheduled for November 28, 2007.

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

As previously reported, two residents of Washington County, Minnesota, filed in October 2004 a purported class action in the District Court of Washington County on behalf of Washington county residents who have allegedly suffered personal injuries and property damage from alleged emissions from the former perfluorooctanyl production facility at Cottage Grove, Minnesota, and from historic waste disposal sites in the vicinity of that facility. After the District Court granted the Company’s motion to dismiss the claims for medical monitoring and public nuisance in April 2005, the plaintiffs filed an amended complaint adding additional allegations involving other perfluoronated compounds manufactured by the Company, alleging additional legal theories in support of their claims, adding four plaintiffs, and seeking relief based on alleged contamination of the City of Oakdale municipal water supply and certain private wells in the vicinity of Lake Elmo, Minnesota. In April 2006, the plaintiffs filed a second amended complaint adding two additional plaintiffs. The two original plaintiffs thereafter dismissed their claims against the Company. After a hearing on the plaintiffs’ motion to certify the case as a class action at the end of March 2007, the Court on June 19, 2007 denied the plaintiffs’ motion to certify the litigation as a class action. The deadline for the plaintiffs to file an appeal has passed. The trial of the individual cases is scheduled for the fall of 2008.

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

Accrued Liabilities and Insurance Receivables Related to Legal Proceedings

The following table shows the major categories of on-going litigation, environmental remediation and other environmental liabilities (as defined below) for which the Company has been able to estimate its probable liability and for which the Company has taken reserves and the related insurance receivables:

LIABILITY AND RECEIVABLE BALANCES

	Sept. 30	Dec. 31
(Millions)	2007	2006

Breast implant liabilities	$2	$4
Breast implant insurance receivables	70	93

Respirator mask/asbestos liabilities	130	181
Respirator mask/asbestos insurance receivables	332	380

Environmental remediation liabilities	37	44
Environmental remediation insurance receivables	15	15

Other environmental liabilities	$149	$14

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

As previously reported, the Company increased its other environmental liabilities by $121 million in the first quarter of 2007 as a result of regulatory developments in Minnesota and the completion of a comprehensive review with environmental consultants regarding its other environmental liabilities which include the estimated costs of addressing trace amounts of perfluoronated compounds in drinking water sources in the City of Oakdale and Lake

Elmo, Minnesota, as well as presence in the soil and groundwater at the Company’s manufacturing facilities in Decatur, Alabama, and Cottage Grove, Minnesota, and at two former disposal sites in Minnesota. The Company expects that most of the spending will occur over the next three to seven years. While the Company is not able to estimate the total costs of implementing the Settlement Agreement and Consent Order with the MPCA (described above under Environmental Matters and Litigation - Regulatory Matters) at this time, the Company increased its other environmental liabilities by an additional $13 million in the second quarter of 2007 to reflect its best estimate of the specific payment obligations under that agreement.

In the breast implant insurance coverage litigation, the District Court in Ramsey County Minnesota entered an order in September 2007 dismissing from the suit the last of the insurers that were still contesting the extent of their coverage for the Company’s breast implant product liability claims. The dismissal was pursuant to a settlement the Company reached with those insurers during the third quarter of 2007. As of September 30, 2007, the Company’s receivable for insurance recoveries related to breast implant matter was $70 million. The Company collected $23 million in the third quarter of 2007 from four insurers, reducing this receivable by that amount. The Company also entered into a settlement agreement with three insurers for additional payments of approximately $53 million to be paid in 2008 which will be credited against this receivable when paid. The Company continues to pursue recovery against its remaining insurers and expects to collect the remaining receivable.

NOTE 12. Management Stock Ownership Program (MSOP) and General Employees’ Stock Purchase Plan (GESPP)

Effective with the May 2005 MSOP annual grant, the Company changed its vesting period from one to three years with the expiration date remaining at 10 years from date of grant. Beginning in 2007, the Company reduced the number of traditional stock options granted under the MSOP plan by reducing the number of employees eligible to receive annual grants and by shifting a portion of the annual grant away from traditional stock options primarily to restricted stock units. However, associated with the reduction in the number of eligible employees, the Company provided a one-time “buyout” grant of restricted stock units to the impacted employees. Capitalized stock-based compensation amounts were not material at September 30, 2007. The income tax benefits can fluctuate by period due to the amount of Incentive Stock Options (ISO) exercised since the Company receives the ISO tax benefit upon exercise. The Company last granted ISO’s in 2002. Amounts recognized in the financial statements with respect to both the MSOP and GESPP (refer to Notes 15 and 16 in 3M’s Current Report on Form 8-K dated May 25, 2007) are as follows:

	Three months ended		Nine months ended
	September 30		September 30
(Millions, except per share amounts)	2007	2006	2007	2006
Cost of sales	$11	$10	$37	$33
Selling, general and administrative expenses	31	25	110	98
Research, development and related expenses	11	9	35	31

Operating Income (Loss)	$(53)	$(44)	$(182)	$(162)

Income tax benefits	$21	$15	$78	$60

Net Income (Loss)	$(32)	$(29)	$(104)	$(102)

Earnings per share impact– diluted	$(0.04)	$(0.04)	$(0.14)	$(0.13)
Earnings per share – diluted	$1.32	$1.18	$4.42	$3.50

The following table summarizes MSOP stock option activity during the nine months ended September 30, 2007:

Stock Options

			Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic Value
	Options	Price*	Life* (months)	(millions)
Under option –
As of January 1, 2007	82,867,903	$67.41
Granted
Annual	4,434,583	84.81
Progressive (Reload)	451,951	87.07
Other	41,888	83.07
Exercised	(11,332,025)	54.92
Canceled	(644,235)	77.06
September 30	75,820,065	$70.33	69	$1,763
Options exercisable as of September 30, 2007	59,676,236	$66.61	59	$1,610

*Weighted average

As of September 30, 2007, there was $163 million of compensation expense that has yet to be recognized related to non-vested stock option based awards. This expense is expected to be recognized over the remaining vesting period with a weighted-average life of 1.7 years. The total intrinsic values of stock options exercised during the nine-month periods ended September 30, 2007 and 2006, was $334 million and $253 million, respectively. Cash received from options exercised was $622 million and $345 million for the nine months ended September 30, 2007 and 2006, respectively. The Company’s actual tax benefits realized for the tax deductions related to the exercise of employee stock options were $95 million and $72 million for the nine months ended September 30, 2007 and 2006, respectively.

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

The following table summarizes MSOP restricted stock and restricted stock unit activity during the nine months ended September 30, 2007:

Restricted Stock and Restricted Stock Units

	Number of Awards	Grant Date Fair Value*
Nonvested balance –
As of January 1, 2007	411,562	$78.11
Granted
Annual	1,695,701	77.88
Other	5,889	82.81
Vested	(41,967)	77.21
Forfeited	(21,825)	77.91
As of September 30, 2007	2,049,360	$77.96

*Weighted average

As of September 30, 2007, there was $104 million of compensation expense that has yet to be recognized related to non-vested restricted stock and restricted stock units. This expense is expected to be recognized over the remaining vesting period with a weighted-average life of 3.4 years. The total fair value of restricted stock and restricted stock units that vested during the nine-month periods ended September 30, 2007 and 2006 was $3 million and $2 million, respectively.

In addition, the Company issues cash settled Restricted Stock Units and Stock Appreciation Rights in certain countries. These grants do not result in the issuance of Common Stock and are considered immaterial by the Company.

The remaining total MSOP shares available for grant under the 2005 MSOP Program are 4,330,934. Restricted stock and restricted stock units, per the 2005 Plan, shall be counted against the total shares available as 2.45 shares for every one share issued in connection with that award.

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

The financial information presented herein reflects the impact of all of the preceding changes for all periods presented.

Business Segment Information

	Three months ended		Nine months ended
	September 30		September 30
(Millions)	2007	2006	2007	2006

NET SALES
Industrial and Transportation	$1,807	$1,654	$5,396	$4,988
Health Care	961	998	2,911	2,964
Display and Graphics	1,012	992	2,939	2,824
Consumer and Office	898	848	2,544	2,358
Safety, Security and Protection Services	766	691	2,323	1,992
Electro and Communications	714	664	2,075	1,979
Corporate and Unallocated	19	11	68	36
Total Company	$6,177	$5,858	$18,256	$17,141

OPERATING INCOME
Industrial and Transportation	$378	$339	$1,148	$1,039
Health Care	259	287	1,600	846
Display and Graphics	288	293	935	822
Consumer and Office	192	190	533	475
Safety, Security and Protection Services	157	141	478	438
Electro and Communications	114	121	357	355
Corporate and Unallocated	37	(29)	(128)	(89)
Total Company	$1,425	$1,342	$4,923	$3,886

The following items are included in the reported operating income results presented in the preceding table.

Third quarter 2007 operating income included net benefits from a gain on sale of real estate ($52 million gain recorded in Corporate and Unallocated), partially offset by exit activities ($26 million expense recorded in Electro and Communications). Exit activities are discussed in more detail in Note 4 (Restructuring Actions and Other Exit Activities).

First nine months 2007 operating income included net gains of $701 million, with a $795 million net gain recorded in Health Care and a $64 million net gain recorded in Display and Graphics partially offset by expenses recorded in Corporate and Unallocated ($82 million), Electro and Communications ($45 million), Safety, Security and Protection Services ($29 million) and Industrial and Transportation ($2 million). Items impacting first nine months 2007 operating income included net benefits from gains related to the sale of businesses ($854 million gain with $786 million recorded in Health Care and $68 million recorded in Display and Graphics), a gain on sale of real estate ($52 million gain recorded in Corporate and Unallocated), which were partially offset by increases in environmental liabilities ($134 million expense recorded in Corporate and Unallocated), restructuring actions ($45 million total restructuring expense for the first six months of 2007, with $29 million expense recorded in Safety, Security and Protection Services, $19 million expense recorded in Electro and Communications, $4 million expense recorded in Display and Graphics, $2 million expense recorded in Industrial and Transportation, and a $9 million gain recorded in Health Care) and other exit activities ($26 million expense recorded in Electro and Communications). These items, except the gain on sale of real estate, are discussed in more detail in Note 2 (Acquisitions and Divestitures), Note 4 (Restructuring Actions and Other Exit Activities) and Note 11 (Commitments and Contingencies).

Third quarter 2006 operating income included costs related to seeking strategic alternatives for pharmaceuticals ($13 million expense recorded in Health Care). First nine months 2006 operating income included costs related to seeking strategic alternatives for pharmaceuticals ($22 million expense recorded in Health Care) and settlement costs related to an antitrust class action ($40 million expense recorded in Corporate and Unallocated).

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of 3M Company:

We have reviewed the accompanying consolidated balance sheet of 3M Company and its subsidiaries as of September 30, 2007 and the related consolidated statements of income for the three-month and nine-month periods ended September 30, 2007 and 2006, and of cash flows for the nine-month periods ended September 30, 2007 and 2006. These interim financial statements are the responsibility of the Company’s management.

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

October 26, 2007

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to provide a reader of 3M’s financial statements with a narrative from the perspective of management. 3M’s MD&A is presented in six sections:

•                  Overview

•                  Results of Operations

•                  Critical Accounting Estimates

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

3M reported net sales of $6.177 billion and net income of $960 million, or $1.32 per diluted share, for the three months ended September 30, 2007, compared with net sales of $5.858 billion and net income of $894 million, or $1.18 per diluted share, for the three months ended September 30, 2006. Third quarter 2007 included items which on a net basis benefited earnings by $0.03 per diluted share, while third quarter 2006 included net gains which benefited earnings by $0.01 per diluted share. Refer to “Note A” at the end of this overview section for more detail on these 2007 and 2006 items.

The following table summarizes sales and operating income results by business segment.

	Three months ended September 30
	2007		2006		% change
	Net	Oper.	Net	Oper.	Net	Oper.
(Millions)	Sales	Income	Sales	Income	Sales	Income

Industrial and Transportation	$1,807	$378	$1,654	$339	9.3%	11.4%
Health Care	961	259	998	287	(3.7)%	(9.9)%
Display and Graphics	1,012	288	992	293	2.0%	(1.7)%
Consumer and Office	898	192	848	190	5.9%	0.6%
Safety, Security and Protection Services	766	157	691	141	10.9%	10.8%
Electro and Communications	714	114	664	121	7.6%	(5.1)%
Corporate and Unallocated	19	37	11	(29)
Total Company	$6,177	$1,425	$5,858	$1,342	5.5%	6.2%

Third quarter 2007 worldwide total sales growth was 5.5%. Local-currency sales growth (which includes volume, selling price and acquisition impacts, but excludes divestiture and translation impacts) was 6.3%, with organic local-currency growth of 4.2% and acquisitions adding 2.1%. Divestitures, primarily the sale of the global branded pharmaceuticals business (Health Care segment), decreased worldwide sales growth by 3.9%. The sale of the pharmaceuticals business is not presented as a discontinued operation due to the extent of the projected continuing cash flows from 3M’s contractual supply relationship with the buyers in relation to those of the business that was sold.

The breadth of 3M’s product lines was evident, as 3M experienced solid sales growth across the portfolio in the third quarter of 2007. Health Care led all segments with local-currency sales growth of 16.6%. This includes a 4.6% benefit from acquisitions and 4.5% benefit due to the aforementioned supply agreements. The sale of 3M’s global branded pharmaceuticals business reduced Health Care sales growth by 24.3%. Local-currency sales increased 6.7% in Safety, Security and Protection Services, including 5.8% from numerous acquisitions. Local-currency sales increased 5.4% in Industrial and Transportation, 4.3% in Electro and Communications, 3.5% in Consumer and Office and 1.0% in Display and Graphics. While 3M experienced broad-based sales growth, there was softness in certain markets in the third quarter of 2007. Within Display and Graphics, optical film sales increased slightly both year-on-year and sequentially, but 3M experienced an attachment rate loss in LCD desktop monitors and LCD TV segments in the third quarter quarter of 2007 as competition continues to intensify in this market. 3M also experienced weakness in its industrial minerals business for residential asphalt shingles and in its electronic interconnects solutions business due to softness in certain segments of the consumer electronics market. Refer to the Performance by Business Segment section for a more detailed discussion of the results of the respective segments.

Geographically, the European region (which includes Europe, Middle East and Africa) led local-currency sales growth in the third quarter of 2007, with an increase of 11.8%, 8.1% of which was organic (excluding acquisitions). Sales growth in Europe was led by the Safety, Security and Protection Services, Health Care (without Pharmaceuticals) and Consumer and Office segments. The combined Latin America and Canada area local-currency sales increased 11.0%, of which 10.3% was organic. Asia Pacific local-currency sales increased 4.1%, of which 3.6% was organic. United States local-currency sales increased 3.6%, of which 1.2% was organic. Organic volume growth in the U.S. was up slightly as strong growth in Health Care (without Pharmaceuticals) and Electro and Communications was offset by weakness in a few businesses that are impacted by the slowdown in the U.S. housing, road construction and mass retail markets, primarily the industrial minerals, protective materials, traffic safety and office supply businesses. Divestitures, primarily the sale of the global branded pharmaceuticals business, reduced sales in Europe by 6.6%, in the United States sales by 4.2%, in the combined Latin America and Canada area by 2.9%, and in Asia Pacific by 1.6%. Currency effects increased total international sales by 5.1%, with Europe positively impacted by 7.8%, the combined Latin America and Canada area by 6.2%, and Asia Pacific by 2.4%, as the U.S. dollar weakened in aggregate against the multitude of currencies in these geographic areas.

Operating income for the three months ended September 30, 2007 increased 6.2% year-on-year, including a net 2.9% benefit from the impact of items discussed in Note A below. Operating income margins were approximately 23% in both the third quarter of 2007 and 2006.

3M generated $2.719 billion of operating cash flows for the nine months ended September 30, 2007, an increase of $202 million compared to the nine months ended September 30, 2006. For the nine months ended September 30, 2007, the Company utilized $3.795 billion of cash to repurchase 3M common stock and pay dividends, compared to $3.058 billion in the same period last year. In February 2007, 3M’s Board of Directors approved a $7.0 billion two-year share repurchase authorization for the period from February 12, 2007 to February 28, 2009. As of September 30, 2007, approximately $4.6 billion remained available for repurchase. In February 2007, 3M’s Board also authorized a dividend increase of 4.3% for 2007, marking the 49th consecutive year of dividend increases for 3M. 3M’s debt to total capital ratio (total capital defined as debt plus equity) as of September 30, 2007 was 32%. 3M has an AA credit rating from Standard & Poor’s, with a stable outlook, and an Aa1 credit rating from Moody’s Investors Service, with a negative outlook. The Company has sufficient access to capital markets to meet currently anticipated growth and acquisition investment funding needs.

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

(Note A). Third quarter 2007 included net benefits from a gain on sale of real estate ($52 million pre-tax, $37 million after-tax), partially offset by exit activities ($26 million pre-tax, $17 million after-tax). Concerning the real estate sale, 3M sold its current lab facility located in Suwon, Korea and is currently building a new state-of-the-art customer-oriented R&D facility closer to Seoul and many of 3M’s major customers. Exit activities related to the consolidation of certain flexible circuit manufacturing operations are discussed further in the Electro and Communications portion of the Performance by Business Segment section. In the second quarter of 2007, 3M completed and recorded gains from the sale of its Opticom Priority Control Systems and Canoga Traffic Detection businesses, and in the first quarter of 2007, 3M completed the sale of its global branded pharmaceuticals business in Europe. Both of these gains on sale of businesses were partially offset by restructuring expenses and increases in environmental liabilities. In summary, first nine months 2007 included net benefits from gains related to the sale of businesses ($854 million pre-tax, $553 million after-tax) and a gain on sale of real estate ($52 million pre-tax, $37 million after-tax), which were partially offset by increases in environmental liabilities ($134 million pre-tax, $83 million after-tax), restructuring actions ($45 million pre-tax, $30 million after-tax), and other exit activities ($26 million pre-tax, $17 million after-tax). These items, except the gain on sale of real estate, are discussed in more detail in Note 2 (Acquisitions and Divestitures), Note 4 (Restructuring Actions and Other Exit Activities) and Note 11 (Commitments and Contingencies). Third quarter 2006 included gains due to a net benefit from certain income tax adjustments ($19 million after-tax) and costs related to seeking strategic alternatives for pharmaceuticals ($13 million pre-tax, $9 million after-tax). Second quarter and first six months 2006 included gains due to a net benefit from certain income tax adjustments ($105 million after-tax), settlement costs related to an antitrust class action ($40 million pre-tax, $25 million after-tax) and costs related to the Company’s efforts to seek strategic alternatives for its branded pharmaceuticals business ($9 million pre-tax, $6 million after-tax). In summary, first nine months of 2006 for these items penalized operating income by $62 million, but due to the benefit from certain income tax adjustments, benefited net income by $84 million. For further discussion of these 2006 items, refer to 3M’s Current Report on Form 8-K dated May 25, 2007, which updated 3M’s 2006 Annual Report on Form 10-K.

RESULTS OF OPERATIONS

Percent change information compares the third quarter and first nine months of 2007 with the same period last year, unless otherwise indicated.

Net Sales:

	Three months ended			Nine months ended
	September 30, 2007			September 30, 2007
	U.S.	Intl.	Worldwide	U.S.	Intl.	Worldwide
Net sales (millions)	$2,318	$3,859	$6,177	$6,795	$11,461	$18,256
% of worldwide sales	37.5%	62.5%		37.2%	62.8%
Components of net sales change:
Volume – organic	0.1%	7.1%	4.2%	1.5%	8.3%	5.6%
Volume – acquisitions	2.4	1.7	2.1	2.7	2.3	2.5
Price	1.1	(0.8)	—	1.1	(1.4)	(0.4)
Local-currency sales (including acquisitions)	3.6	8.0	6.3	5.3	9.2	7.7
Divestitures	(4.2)	(3.6)	(3.9)	(4.1)	(3.7)	(3.9)
Translation	—	5.1	3.1	—	4.4	2.7
Total sales change	(0.6)%	9.5%	5.5%	1.2%	9.9%	6.5%

In the third quarter of 2007, worldwide local-currency sales growth increased 6.3%, with 8.0% growth from international operations and 3.6% growth from the U.S. The biggest driver was organic local currency sales growth, with worldwide organic volume up 4.2%, led by a 7.1% increase in international. Acquisitions within the past 12 months, such as Security Printing and Systems Limited, Softmed Systems Inc. and Biotrace International PLC, contributed 2.1% to worldwide sales growth. Selling prices in the U.S. rose 1.1% and international selling prices were down 0.8%, continuing to be negatively impacted by businesses that serve the consumer electronics industry. Divestitures, primarily the sale of the global branded pharmaceuticals business, reduced reported sales growth by 3.9%, while foreign currency translation added 3.1% to third-quarter 2007 sales growth. Local currency sales growth was led by the Health Care (without pharmaceuticals) and Safety, Security and Protection Services businesses.

For the first nine months of 2007, sales increased 6.5% to $18.3 billion, driven by a 7.7% increase in local-currency sales, including acquisitions. The company’s divestiture of its branded pharmaceuticals business reduced reported sales growth by 3.9%, while foreign currency translation added 2.7% to sales in the first nine months of 2007.

Refer to the “Performance by Business Segment” section for additional discussion of sales change by segment and the preceding “Overview” section for discussion of sales growth by geographic area.

Operating Expenses:

	Three months ended			Nine months ended
	September 30			September 30
(Percent of net sales)	2007	2006	Change	2007	2006	Change
Cost of sales	52.4%	51.1%	1.3%	51.7%	49.9%	1.8%
Selling, general and administrative expenses	19.0	20.2	(1.2)	20.5	21.5	(1.0)
Research, development and related expenses	5.5	5.8	(0.3)	5.5	5.9	(0.4)
Gain on sale of businesses	—	—	—	(4.7)	—	(4.7)
Operating income	23.1%	22.9%	0.2%	27.0%	22.7%	4.3%

Cost of sales as a percent of net sales increased 1.3 percentage points in the third quarter and 1.8 percentage points in the first nine months of 2007 compared to the same periods in 2006, with approximately one percentage point of this increase in both the third quarter and first nine months due to the sale of the branded pharmaceuticals business, which had lower than average cost of sales. Restructuring and other exit costs in 2007, primarily related to the consolidation of certain flexible circuit manufacturing operations in the third quarter, the phase-out of operations at the Company’s New Jersey roofing granule facility in the second quarter and charges related to the Company’s decision to close a facility in Wisconsin in the first quarter, penalized cost of sales as a percent of net sales by approximately 0.2 percentage points in the third quarter of 2007 and 0.3 percentage points for the first nine months of 2007.

Selling, general and administrative (SG&A) expenses as a percent of net sales decreased 1.2 percentage points in the third quarter when compared to the same period in 2006, as expenses incurred in 2006 in the Company’s now-divested global branded Pharmaceuticals business did not repeat in 2007. Non-pharmaceutical ongoing SG&A expenses, after adjusting for the following items, were up approximately 9% in dollars, reflecting the Company’s continued investment in sales and marketing to support growth markets. The Company continues to constrain administrative costs. In the third quarter of 2007, the gain on sale of real estate and certain employee related costs related to the consolidation of certain flexible circuit manufacturing operations ($43 million combined net benefit) reduced SG&A as a percent of sales by 0.7 percentage points. Third quarter 2006 included costs related to the Company’s efforts to seek strategic alternatives for its branded pharmaceuticals business ($13 million), which increased third quarter 2006 SG&A as a percent of sales by 0.2 percentage points.

SG&A expenses as a percent of net sales decreased 1.0 percentage points for the first nine months when compared to the same period in 2006, as expenses incurred in 2006 in the Company’s now-divested global branded Pharmaceuticals business did not repeat in 2007. In addition to the third quarter 2007 items discussed in the preceding paragraph ($43 million combined benefit), first nine months 2007 SG&A also includes an increase in environmental liabilities ($134 million) and SG&A restructuring expenses ($10 million for the first six months of 2007). Combined, these 2007 items increased first nine months 2007 SG&A by $101 million or 0.6 percentage points as a percent of net sales (refer to Notes 11 and 4 for more detail). First nine months 2006 includes settlement costs related to an antitrust class action ($40 million) and costs related to the Company’s efforts to seek strategic alternatives for its branded pharmaceuticals business ($22 million), which combined increased SG&A by $62 million or 0.3 percentage points as a percent of net sales.

Research, development and related expenses (R&D) as a percent of net sales decreased 0.3 percentage points in the third quarter of 2007 and 0.4 percentage points in the first nine months of 2007 when compared to the same periods in 2006, as expenses incurred in 2006 in the Company’s now-divested R&D-intensive Pharmaceuticals business did not repeat in 2007. Non-pharmaceutical ongoing R&D and related costs increased approximately 10% in the third quarter of and first nine months of 2007 as the Company continued to aggressively invest in future technologies and growth opportunities.

Operating Income:

3M uses operating income as one of its primary business segment performance measurement tools. Operating income has steadily improved the past few years, helped by solid sales growth and an ongoing strong commitment to maintaining operational discipline throughout 3M’s global operations. Operating income margins of 27.0% in the first nine months of 2007 were positively impacted by 3.9 percentage points from the gain on sale of businesses and real estate, net of environmental liabilities, restructuring and other exit activities. Operating income margins of 22.7% for the first nine months of 2006 were negatively impacted by 0.3 percentage points from antitrust settlement costs and pharmaceuticals costs discussed as part of SG&A.

Interest Expense and Income:

	Three months ended		Nine months ended
	September 30		September 30
(Millions)	2007	2006	2007	2006
Interest expense	$53	$37	$139	$84
Interest income	(37)	(13)	(94)	(35)
Total	$16	$24	$45	$49

Interest expense increased for the third quarter and first nine months of 2007 when compared to the same period in 2006, primarily related to increased debt levels supporting share repurchases, along with higher borrowing rates in the U.S. Interest income was higher in the third quarter and first nine months of 2007, predominately due to higher average levels of cash, cash equivalents and marketable securities.

Provision for Income Taxes:

	Three months ended		Nine months ended
	September 30		September 30
(Percent of pre-tax income)	2007	2006	2007	2006
Effective tax rate	30.7%	31.3%	32.5%	29.4%

The tax rate for the third quarter of 2007 was 30.7%, compared to 31.3% in the third quarter of 2006. The lower tax rate in the third quarter of 2007 was principally due to a one-time cumulative impact of tax rate changes for several of 3M’s European subsidiaries. The tax rate for the first nine months of 2006 included a net benefit of $124 million from discrete tax reserve releases and other income tax adjustments (both positive and negative), which reduced 3M’s tax rate for the first nine months of 2006 by approximately 3.2%.

During the third quarter of 2007, the Company completed the preparation and filing of its 2006 U.S. federal income tax return. As anticipated, the finalization of this return did not result in any material changes to the Company’s financial position.

Minority Interest:

	Three months ended		Nine months ended
	September 30		September 30
(Millions)	2007	2006	2007	2006
Minority Interest	$16	$12	$47	$35

Minority interest expense eliminates the income or loss attributable to non-3M ownership interests in 3M consolidated entities. 3M’s most significant consolidated entity with non-3M ownership interests is Sumitomo 3M Limited (3M owns 75% of Sumitomo 3M Limited). The increase for the third quarter and first nine months of 2007 is primarily related to Sumitomo 3M Limited.

Currency Effects:

3M estimates that year-on-year currency effects, including hedging impacts, increased net income by approximately $35 million for the three months ended September 30, 2007, and increased net income by approximately $50 million for the nine months ended September 30, 2007. This estimate includes the effect of translating profits from local currencies into U.S. dollars; the impact of currency fluctuations on the transfer of goods between 3M operations in the United States and abroad; and transaction gains and losses, including derivative instruments designed to reduce foreign currency exchange rate risks. 3M estimates that year-on-year derivative and other transaction gains had an immaterial impact on net income for the three months ended September 30, 2007 and decreased net income by approximately $35 million for the nine months ended September 30, 2007.

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

Information related to 3M’s business segments for the third quarter and first nine months of both 2007 and 2006 is presented in the tables that follow. Local-currency sales (which includes both organic and acquisition volume impacts plus price impacts) are provided for each segment. The translation impact and total sales change are also provided for each segment.

Industrial and Transportation Business:

	Three months ended		Nine months ended
	September 30		September 30
	2007	2006	2007	2006
Sales (millions)	$1,807	$1,654	$5,396	$4,988
Sales change analysis:
Local currency (volume and price)	5.4%	7.1%	5.0%	10.5%
Translation	3.9	1.8	3.2	—
Total sales change	9.3%	8.9%	8.2%	10.5%

Operating income (millions)	$378	$339	$1,148	$1,039
Percent change	11.4%	16.8%	10.4%	13.9%
Percent of sales	20.9%	20.5%	21.3%	20.8%

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

Third quarter of 2007:

Driven by broad-based growth across the portfolio, sales increased 9.3% to $1.8 billon. Local-currency sales grew 5.4%, including 1.2% from complimentary acquisitions in the adhesives, tapes and abrasives area that have helped fill gaps in product lines. Organic sales growth in the third quarter of 2007 was led by the industrial adhesives and tapes, automotive, automotive aftermarket and abrasives businesses. Some of the products driving growth in the third quarter were specialty chemicals for the oil and gas markets; paint preparation systems that deliver productivity in paint booths for body shops; laminating adhesives providing attachment solutions in industrial applications; and packaging tapes. Local-currency sales were down slightly in the diaper components business.

Geographically, strong market penetration in emerging markets, particularly the BRICP countries (Brazil, Russia, India, China and Poland) continued in the third quarter. Sales growth was led by the Europe and Latin America/Canada regions. Solid operational performance resulted in an operating income increase of 11.4% and operating income margins of 20.9%.

First nine months of 2007:

Year-to-date sales were up 8.2% over the first nine months of last year while operating income increased 10.4% as this business continues to drive strong productivity programs. Like the third quarter, first nine months sales growth was led by industrial adhesives and tapes, automotive, automotive aftermarket and abrasives businesses. Through the first nine months of the year, Industrial and Transportation’s operating income margins were 21.3%, up 0.5 percentage points versus the same time period last year, as this business continues to drive strong productivity programs.

In September 2007, 3M announced the acquisition of Venture Tape Corporation, a global provider of pressure sensitive adhesive tapes based in Rockland, Massachusetts. Venture Tape Corporation manufactures a broad range of tapes used in construction, oil and gas, HVAC, electronics, aerospace, marine and appliance markets. This acquisition broadens 3M’s pressure sensitive adhesive tape platform, bringing new channels to 3M, and allows 3M to expand into adjacent markets such as the global construction market.

The Industrial and Transportation business continues to invest in R & D to strengthen its core technologies while adding strategic complementary acquisitions to boost its core adhesives, tapes and abrasives platforms and to expand into adjacent markets.

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

Health Care Business:

	Three months ended		Nine months ended
	September 30		September 30
	2007	2006	2007	2006
Sales (millions)	$961	$998	$2,911	$2,964
Sales change analysis:
Local currency (volume and price)	16.6%	6.0%	18.8%	5.0%
Divestitures	(24.3)	—	(24.5)	—
Translation	4.0	1.9	3.9	(0.3)
Total sales change	(3.7)%	7.9%	(1.8)%	4.7%

Operating income (millions)	$259	$287	$1,600	$846
Percent change	(9.9)%	5.1%	N/A	2.0%
Percent of sales	26.9%	28.8%	N/A	28.6%

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

The combination of the following items positively impacted first nine months 2007 Health Care operating income by $795 million. As discussed in Note 2, in January 2007 the Company sold its branded pharmaceuticals business in the Europe region. The operating income gain related to this sale, which is included in Health Care, totaled $786 million. In addition, as discussed in Note 4, a net operating income gain of $9 million was recorded in the first six months of 2007, which primarily related to adjustments to restructuring costs incurred in the fourth quarter of 2006. In the third quarter and first nine months of 2006, respectively, expenses of $13 million and $22 million were recorded related to the Company’s efforts to seek strategic alternatives for its branded pharmaceuticals business.

The sale of the branded pharmaceuticals business will impact both sales growth and operating income margins in Health Care and the total company throughout 2007. Sales growth in 2007 will be negatively impacted as significant pharmaceuticals sales are in the base 2006 period. In addition, Health Care operating income margins are expected to decline in 2007 year-on-year as a result of this sale. The sale of the pharmaceuticals business reduced Health Care sales growth by 24.3% for the third quarter and 24.5% for the first nine months of 2007. 3M believes the disaggregated information that follows for 3M Health Care’s remaining businesses (without pharmaceuticals) and for pharmaceuticals on a stand-alone basis provides useful information.

Health Care Business without Pharmaceuticals:

	Three months ended		Nine months ended
	September 30		September 30
	2007	2006	2007	2006
Sales (millions)	$961	$797	$2,911	$2,373
Sales change analysis:
Local currency (volume and price)	16.6%	7.8%	18.8%	7.6%
Translation	4.0	1.9	3.9	(0.3)
Total sales change	20.6%	9.7%	22.7%	7.3%

Operating income (millions)	$259	$227	$800	$675
Percent change	13.7%	3.7%	18.3%	3.5%
Percent of sales	26.9%	28.6%	27.5%	28.5%

The following discussion provides information on 3M Health Care’s remaining businesses (without pharmaceuticals).

Third quarter of 2007:

In the third quarter of 2007, sales were up 20.6%, with operating income increasing 26.9% to $259 million. Local-currency sales growth increased 16.6% in the third quarter, with acquisitions contributing 4.6% of this growth. A large part of the acquisition-driven local currency sales came from two acquisitions: Biotrace International, PLC, a UK-based provider of microbiology products, and SoftMed Systems Inc., a Maryland-based provider of health information software solutions. 3M also acquired Neoplast, a Bangkok-based manufacturer and distributor of consumer and professional skin and wound care products. Supply agreements related to the sale of the branded pharmaceutical business, in which the Drug Delivery Systems Division (DDSD) became a source of supply to the acquiring companies, added 4.5% to sales growth.

Health Care sales growth was broad-based, led by drug delivery systems, where 3M is a leading provider of inhalation and transdermal drug delivery solutions. 3M also saw strong growth in its medical, health information systems and dental businesses. 3M saw strong growth in its health information systems business, where 3M is a provider of advanced software and services that help health care organizations capture, classify and manage health care data. In dental, 3M continues to deliver a steady stream of new products. 3M recently launched a new product in dental which is a new-to-the-world technology that creates the lowest shrinking composite filling material available along with two new state of the art adhesives for better bonding and patient comfort. In orthodontics, where self-ligating brackets are the fastest growing segment in that market, 3M’s exclusive SmartClip™ braces system is leading the way with solid growth again this quarter. Geographically, sales growth was led by Europe and Latin America. Operating income was up 13.7%, with operating income margins for the third quarter of 2007 at 26.9%.

First nine months of 2007:

For the first nine months of 2007, sales were up 22.7%, with operating income up 18.3%. Like the third quarter, first nine months sales growth was broad-based across drug delivery, medical, health information systems and dental. Operating income for the first nine months of 2007 includes $5 million in restructuring expenses, primarily severance and related benefits.

Pharmaceuticals Business:

	Three months ended		Nine months ended
	September 30		September 30
	2007	2006	2007	2006
Sales (millions)	$—	$201	$—	$591
Sales change analysis:
Local currency (volume and price)	N/A	(0.7)%	N/A	(4.1)%
Translation	N/A	2.0	N/A	(0.4)
Total sales change	N/A	1.3%	N/A	(4.5)%

Operating income (millions)	$—	$60	$800	$171
Percent change	N/A	10.8%	N/A	(3.3)%
Percent of sales	N/A	29.7%	N/A	28.8%

The combination of the following items positively impacted first nine months 2007 Health Care operating income by $800 million. As discussed in Note 2, in January 2007 the Company sold its branded pharmaceuticals business in the Europe region. The operating income gain related to this sale, which is included in Health Care, totaled $786 million. In addition, as discussed in Note 4, a net operating income gain of $14 million was recorded in the first six months of 2007, which primarily related to adjustments to restructuring costs incurred in the fourth quarter of 2006. In the third quarter and first nine months of 2006, respectively, expenses of $13 million and $22 million were recorded related to the Company’s efforts to seek strategic alternatives for its branded pharmaceuticals business.

DDSD, which is a source of supply to the acquiring companies, records sales and operating income related to the pharmaceuticals supply agreements. Remaining pharmaceutical sales and operating results in the first nine months of 2007 were not significant and were recorded in Corporate and Unallocated.

Display and Graphics Business:

	Three months ended		Nine months ended
	September 30		September 30
	2007	2006	2007	2006
Sales (millions)	$1,012	$992	$2,939	$2,824
Sales change analysis:
Local currency (volume and price)	1.0%	7.4%	2.9%	7.2%
Divestitures	(0.8)	—	(0.2)	—
Translation	1.8	0.7	1.4	(0.1)
Total sales change	2.0%	8.1%	4.1%	7.1%

Operating income (millions)	$288	$293	$935	$822
Percent change	(1.7)%	(6.3)%	13.7%	(5.2)%
Percent of sales	28.5%	29.5%	31.8%	29.1%

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

Third quarter of 2007:

For the third quarter, Display and Graphics sales were up 2.0% to more than $1 billion. Sales growth was negatively impacted by over 2% due to the divestiture of the Opticom and Canoga loop business along with product rationalizations in a couple of other businesses. Local currency sales growth was 1.0%. Geographically, the strongest growth was in Latin America. Optical film sales increased slightly both year-on-year and sequentially. Commercial graphics saw an uplift in the vehicle wrapping market where it provides films, inks and other products for this “rolling billboard” industry. Likewise, traffic safety systems posted continued seasonal growth internationally, driven largely by the road construction season. The U.S. highway construction market work slowed in the third quarter sequentially from the first half of the year as the industry is facing substantial material inflation for cement and asphalt which is driving more of their spending into construction materials for road surfacing versus other spending such as sign sheeting. Operating income decreased 1.7%, driven by decreases in optical systems, but overall this segment maintained a strong operating income margin of 28.5%.

Optical systems continues to focus on market segmentation, with strong penetration in handhelds, computer displays and LCD televisions. 3M experienced an attachment rate loss in LCD desktop monitors and LCD TV segments in the third quarter of 2007 as competition continues to intensify in this market. 3M also noted a slowing in the mix shift from 720p to 1080p LCD TV’s which impacts 3M business as 3M films are used more heavily in the 1080p sets. 3M will continue to compete aggressively, balancing product innovations, price and volumes across the entire brightness enhancement film product pyramid. This means continued price down to meet 3M’s customers’ cost down requirements. 3M’s continued commitment to invest in this business has led to a solid stream of new products. 3M’s brightness enhancement films provide an environmental solution through reduced energy consumption – a rapidly increasing requirement from retail customers and government units. 3M also is on schedule in scaling up and improving the productivity of its optical film manufacturing facilities.

First nine months of 2007:

For the first nine months, Display and Graphics sales increased 4.1%, with operating income up 13.7%. In June 2007, 3M completed the sale of its Opticom Priority Control Systems and Canoga Traffic Detection businesses. 3M received proceeds of $80 million from this transaction and recognized an operating income gain of $68 million in the Display and Graphics segment in the second quarter of 2007. In addition, Display and Graphics recorded restructuring-related expenses of $4 million in the second quarter of 2007. First nine months 2007 operating income was $935 million, including this aggregate net operating income benefit of $64 million, which contributed 7.8 percentage points of the reported 13.7% operating income growth and contributed 2.1 percentage points of the 31.8% operating income margin.

Consumer and Office Business:

	Three months ended		Nine months ended
	September 30		September 30
	2007	2006	2007	2006
Sales (millions)	$898	$848	$2,544	$2,358
Sales change analysis:
Local currency (volume and price)	3.5%	6.6%	5.8%	7.7%
Translation	2.4	1.1	2.1	0.2
Total sales change	5.9%	7.7%	7.9%	7.9%

Operating income (millions)	$192	$190	$533	$475
Percent change	0.6%	5.2%	12.0%	4.7%
Percent of sales	21.3%	22.5%	20.9%	20.2%

The Consumer and Office segment serves markets that include consumer retail, office retail, home improvement, building maintenance and other markets. Products in this segment include office supply products, stationery products, construction and home improvement products, home care products, protective material products and consumer health care products.

Third quarter of 2007:

Consumer and Office sales increased 5.9% to $898 million in the third quarter. Local-currency sales increased 3.5%, including 1.1% of growth from acquisitions, primarily due to the October 2006 acquisition of Nylonge, a global provider of household cleaning products, including cellulose sponges. Sales growth was led by the home care and construction and home improvement businesses. Sales growth in the home care business came from Scotchbrite scouring products. In construction and home improvement, sales growth came from Filtrete air filtration for the U.S. residential HVAC systems along with Command mounting and fastening products. Sales growth was tempered by weakness in the protective materials business and the office mass retail channel in the U.S. Geographically, 3M’s international subsidiaries continued to drive growth again this quarter, with growth in all regions led by Europe.

Operating income rose 0.6% to $192 million and operating income margins were 21.3%, a decrease of 1.2 percentage points compared to the third quarter last year. During the third quarter, 3M stepped up investment in advertising and merchandising to drive growth in the back-to-school season.

First nine months of 2007:

Year-to-date, sales are up 7.9% and operating income was up 12.0%. First nine months 2007 sales growth was led by home care and the construction and home improvement businesses, with the office supplies business also showing good growth. 3M will continue to invest in advertising during the fourth quarter to accelerate growth during the holiday season.

Safety, Security and Protection Services Business:

	Three months ended		Nine months ended
	September 30		September 30
	2007	2006	2007	2006
Sales (millions)	$766	$691	$2,323	$1,992
Sales change analysis:
Local currency (volume and price)	6.7%	16.6%	12.6%	13.6%
Translation	4.2	2.1	4.0	0.2
Total sales change	10.9%	18.7%	16.6%	13.8%

Operating income (millions)	$157	$141	$478	$438
Percent change	10.8%	6.5%	9.1%	11.6%
Percent of sales	20.5%	20.5%	20.6%	22.0%

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

Third quarter of 2007:

Safety, Security and Protection Services delivered solid growth in the third quarter, with sales up 10.9% over last year’s third quarter. Sales growth in local currency was up 6.7%, including 5.8% from acquisitions. Acquired growth was primarily from Security Printing Systems, Ltd, a leading provider of finished, personalized passports and secure cards and E Wood Holdings PLC, a manufacturer of high-performance protective coatings for the oil, gas, water, rail and automotive industries, both based in the UK.

Sales growth was led by respiratory protection, corrosion protection and building and commercial services. Overall segment year-on-year sales growth was held back by almost 2% due to the industrial minerals business which supplies mineral used on asphalt shingles for the U.S. residential housing market. Housing in the U.S. remains very sluggish, and 3M’s industrial minerals business is a U.S. centric business. Geographically, sales growth was led by strong growth in Europe, followed by Latin America and Asia Pacific. Operating income increased 10.8% as the business continued to maintain consistent operating margins in excess of 20%.

3M’s Security business recently acquired Rochford Thompson Equipment Limited (Rochford Thompson). Rochford Thompson is a manufacturer of optical character recognition passport readers used by airlines and immigration authorities, headquartered in Newbury, U.K. The addition of Rochford Thompson enhances 3M’s secure document scanning solutions portfolio and allows expansion into transportation markets such as international airlines.

First nine months of 2007:

Safety, Security and Protection Services recorded a restructuring charge of $29 million in the second quarter of 2007 related to the phase-out of operations at its New Jersey roofing granule facility. This included fixed asset impairments and employee-related restructuring liabilities.

Year-to-date sales have increased 16.6%, with operating income up 9.1%. The $29 million restructuring charge recorded in the second quarter of 2007 negatively impacted first nine months operating income growth by 6.6%. Including this charge, operating income margins are still in excess of 20% for the first nine months of 2007. The year-on year decline in industrial minerals reduced Safety, Security and Protection Services’ first nine months sales growth by approximately 2%.

Electro and Communications Business:

	Three months ended		Nine months ended
	September 30		September 30
	2007	2006	2007	2006
Sales (millions)	$714	$664	$2,075	$1,979
Sales change analysis:
Local currency (volume and price)	4.3%	2.6%	2.3%	5.2%
Translation	3.3	1.7	2.6	—
Total sales change	7.6%	4.3%	4.9%	5.2%

Operating income (millions)	$114	$121	$357	$355
Percent change	(5.1)%	2.6%	0.8%	12.8%
Percent of sales	16.0%	18.1%	17.2%	17.9%

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

Third quarter of 2007:

Sales were up 7.6% over the third quarter last year, with local currency growth of 4.3%, including 1.1% from acquisitions. The results in this business continue to be mixed. 3M continues to experience strong growth in electrical markets and communication businesses, especially in Europe and the U.S., which has been somewhat offset by declining sales growth in some of the products 3M supplies into the consumer electronics market which are in devices that have come to end of life, adversely impacting sales in 3M’s electronic solutions business. The electronics markets materials business started to see some recovery in the third quarter in consumer electronic applications, fueled by demand for fluids.

Overall, the Electro and Communications business has taken the necessary corrective actions to respond to the slowing consumer electronics market. The electronic solution business announced a consolidation of manufacturing operations and reductions in structure in the third quarter to allow the business to strengthen its competitive position. 3M consolidated its global flexible circuits manufacturing operations from two plants, one in Missouri, the other in Singapore, into the Singapore plant, to better serve customers who are primarily in Asia. As a result, a charge of $26 million was recorded related to employee reductions and fixed asset impairments. The electrical markets and communications businesses delivered strong operating income growth, offsetting the weakness in the consumer electronics markets. Strong cost discipline continues to help operating income results. Third quarter 2007 operating income growth was negatively impacted by the preceding $26 million charge, which negatively impacted third quarter operating income growth by 21.5% and operating income margins by 3.6 percentage points.

First nine months of 2007:

Sales increased 4.9% in the first nine months, with strong sales growth in the electrical markets and communications markets partially offset by the sluggish consumer electronics market. Operating income increased 0.8% compared to the first nine months of 2006. Operating income for the first nine months of 2007 included the $26 million third quarter charge discussed above and $19 million in first quarter 2007 restructuring expenses, primarily for asset impairment charges related to the Company’s decision to close a facility in Wisconsin. Combined, these two items negatively impacted first nine months operating income growth by 12.7% and operating income margins by 2.2 percentage points.

FINANCIAL CONDITION AND LIQUIDITY

The Company’s net debt position is as follows:

	Sept. 30	Dec. 31
(Millions)	2007	2006

Total Debt	$5,229	$3,553
Less: Cash and cash equivalents and marketable securities	3,255	2,084
Net Debt	$1,974	$1,469

Total debt to total capital (total capital is defined as debt plus book value of equity) was approximately 32% at September 30, 2007, compared with approximately 26% at December 31, 2006. In 2007, the July 2007 Eurobond issuance for 750 million Euros (approximately $1.063 billion in U.S. Dollars at September 30, 2007) and the March 2007 long-term debt issuance of $750 million, have been used, in part, to fund share repurchase activities. 3M believes its ongoing cash flows provide ample cash to fund expected investments and capital expenditures. The Company has an AA credit rating, with a stable outlook, from Standard & Poor’s and an Aa1 credit rating, with a negative outlook, from Moody’s Investors Service. The Company has sufficient access to capital markets to meet currently anticipated growth and acquisition investment funding needs.

While the Company does not utilize derivative instruments linked to its stock, it does have contingently convertible debt that, if conditions for conversion are met, is convertible into shares of 3M Company stock (refer to Note 1 in this document and Note 10 in 3M’s Current Report on Form 8-K dated May 25, 2007). The book value of this debt was approximately $544 million at September 30, 2007. Holders of this debt have the option to require 3M to purchase their notes at accreted value on November 21, 2007 (and at five year intervals thereafter). On October 19, 2007, 3M notified investors of its intent to settle any redemptions in connection with this option in cash.

The Company has investments in auction rate securities, asset-backed securities and other marketable securities, which are classified as available-for-sale. In the third quarter of 2007, certain auction rate securities failed auction due to sell orders exceeding buy orders. Of 3M’s $1.6 billion marketable securities portfolio at September 30, 2007, $34 million (at cost) is currently associated with failed auctions. The funds associated with failed auctions will not be accessible until a successful auction occurs or a buyer is found outside of the auction process. These securities are rated AAA. Based on third party valuation models and an analysis of other-than temporary impairment factors, 3M recorded a temporary impairment within Accumulated Other Comprehensive Income of approximately $8 million pre-tax at September 30, 2007 related to auction rate securities. These securities will be analyzed each reporting period for other-than-temporary impairment factors.

The Company’s financial condition and liquidity remain strong. Various assets and liabilities, including cash and short-term debt, can fluctuate significantly from month-to-month depending on short-term liquidity needs. Working capital (defined as current assets minus current liabilities) totaled $3.259 billion at September 30, 2007, increasing $1.636 billion from December 31, 2006, with this increase driven by higher cash, cash equivalents, marketable securities and accounts receivable. Primary short-term liquidity needs are provided through U.S. commercial paper and Euro commercial paper issuances. Credit support for outstanding commercial paper is provided by a five-year $1.5 billion multi-currency credit facility. This facility was established in April 2007 and replaced the Company’s previous $565 million credit facility. This new credit agreement has a sub-limit of $150 million for letters of credit and includes a provision under which the Company may request an increase of the total facility up to $2 billion, with the grant of such request at the lenders’ discretion. There were $110 million in letters of credit drawn against the facility as of September 30, 2007. Under the new credit agreement, 3M is required to maintain its EBITDA to Interest Ratio as of the end of each fiscal quarter at not less than 3.0 to 1. This is calculated (as defined in the agreement) as the ratio of consolidated total EBITDA for the four consecutive quarters then ended to total interest expense on all funded debt for the same period. At September 30, 2007, this ratio was approximately 45 to 1. To benefit from the SEC Securities Offering Reform rules applicable to well-known seasoned issuers, the Company filed a shelf registration statement on Form S-3 with the SEC on February 24, 2006, which became effective automatically, to register an indeterminate amount of debt or equity securities for future sales. As of September 30, 2007, no debt securities have been issued off this shelf, but 150,718 shares of the Company’s common stock were registered on June 15, 2007 under this shelf on behalf of and for the sole benefit of the selling stockholders in connection with the Company’s acquisition of assets of Diamond Productions, Inc. In connection with this shelf registration, in June 2007 the Company established a medium-term notes program through which up to $3 billion of medium-term notes may be offered.

In July 2007, 3M issued a seven year 5.0% fixed rate Eurobond for an amount of 750 million Euros (approximately $1.063 billion in U.S. Dollars at September 30, 2007). In June 2007, 3M executed a pre-issuance cash flow hedge on a notional amount of 350 million Euros by entering into a floating-to-fixed interest rate swap relating to the anticipated issuance of the Eurobond. Upon debt issuance in July 2007, 3M completed a fixed-to-floating interest rate swap on a notional amount of 400 million Euros as a fair value hedge of a portion of the fixed interest rate Eurobond obligation and simultaneously terminated the floating-to-fixed swap. The termination of the swap resulted in an immaterial gain, which will be amortized over the seven year life of the Eurobond. 3M also designated the 750 million Eurobond as a hedging instrument of the Company’s net investment in its European subsidiaries.

The Company uses various working capital measures that place emphasis and focus on certain working capital assets and liabilities. These measures are not defined under U.S. generally accepted accounting principles and may not be computed in the same way as similarly titled measures used by other companies. One of the primary working capital measures 3M uses is a combined index, which includes accounts receivable, inventory and accounts payable. This combined index (defined as quarterly net sales — fourth quarter at year-end – multiplied by four, divided by ending net accounts receivable plus inventory less accounts payable) was 5.0 at September 30, 2007, down from 5.4 at December 31, 2006, and also a decrease from 5.1 at September 30, 2006. Receivables increased $601 million, or 19.4%, compared with December 31, 2006, with higher September 2007 sales compared to December 2006 sales contributing to the increase. Inventories increased $193 million, or 7.4%, compared with December 31, 2006. Accounts payable increased $101 million compared with December 31, 2006.

Cash Flows from Operating Activities:

	Nine months ended
	September 30
(Millions)	2007	2006

Net income	$3,245	$2,675
Depreciation and amortization	796	728
Company pension contributions	(371)	(303)
Company postretirement contributions	(2)	(36)
Company pension expense	133	233
Company postretirement expense	55	66
Stock-based compensation expense	182	162
Gain from sale of businesses	(854)	—
Income taxes (deferred and accrued income taxes)	(94)	(249)
Excess tax benefits from stock-based compensation	(65)	(31)
Accounts receivable	(458)	(384)
Inventories	(89)	(375)
Accounts payable	60	71
Product and other insurance receivables and claims	145	51
Other – net	36	(91)
Net cash provided by operating activities	$2,719	$2,517

Cash flows from operating activities can fluctuate significantly from period to period, as pension funding decisions, tax timing differences and other items can significantly impact cash flows. In both the first nine months of 2007 and 2006, the Company made discretionary contributions of $200 million to its U.S. qualified pension plan. In the first nine months of 2007, cash flows provided by operating activities increased $202 million. Net income increased $570 million, with the combined after-tax impact of the gain on sale of the branded pharmaceuticals business in Europe, the sale of 3M’s Opticom Priority Control Systems and Canoga Traffic Detection businesses and a gain on sale of real estate, net of an increase in environmental liabilities, restructuring expenses and other exit activities increasing net income by $460 million. Since the gain from sale of businesses is included in and increases net income, the pre-tax gain from the sale of the businesses must be subtracted, as shown above, to properly reflect operating cash flows. The cash proceeds from sale of the pharmaceuticals business are shown as part of cash from investing activities, however, when the related taxes are paid they are required to be shown as part of cash provided by operating activities. Thus, operating cash flows for the first nine months of 2007 were penalized due to cash income tax payments of approximately $540 million in the first nine months of 2007 that related to the sale of the global branded pharmaceuticals business. Non-pharmaceutical related cash income tax payments were approximately $240 million lower than the first nine months of 2006 due to normal timing differences in tax payments, benefiting cash flows.

Cash Flows from Investing Activities:

	Nine months ended
	September 30
(Millions)	2007	2006

Purchases of property, plant and equipment (PP&E)	$(1,031)	$(763)
Proceeds from sale of PP&E and other assets	90	53
Acquisitions, net of cash acquired	(255)	(468)
Proceeds from sale of businesses	897	—
Purchases and proceeds from sale or maturities of
marketable securities and investments - net	(879)	(251)
Net cash used in investing activities	$(1,178)	$(1,429)

Investments in property, plant and equipment enable growth in diverse markets, helping to meet product demand and increasing manufacturing efficiency. In the third quarter of 2007, 3M opened a new respirator manufacturing facility in Korea, opened manufacturing plants in China (both personal care and optical businesses) and expanded manufacturing capabilities in the U.S. (both industrial adhesive and optical businesses). In the second quarter of 2007, 3M opened an optical film plant in Poland, an industrial tapes facility in China and completed a construction and home improvement plant expansion in Canada. 3M also exited several high-cost underutilized manufacturing facilities and streamlined several supply chains by relocating equipment from one facility to another. The streamlining work has primarily focused inside the U.S. and is in addition to the streamlining achieved through plant construction. As a result of this increased activity, capital expenditures were $1.031 billion in the first nine months of 2007, an increase of $268 million when compared to the first nine months of 2006. The Company expects capital expenditures to total approximately $1.4 to $1.5 billion for total year 2007, compared with $1.168 billion in 2006.

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

Cash Flows from Financing Activities:

	Nine months ended
	September 30
(Millions)	2007	2006

Change in short-term debt – net	$(144)	$1,293
Repayment of debt (maturities greater than 90 days)	(1,071)	(151)
Proceeds from debt (maturities greater than 90 days)	2,843	277
Total change in debt	$1,628	$1,419
Purchases of treasury stock	(2,756)	(2,021)
Reissuances of treasury stock	689	426
Dividends paid to stockholders	(1,039)	(1,037)
Distributions to minority interests and other – net	41	(25)
Net cash used in financing activities	$(1,437)	$(1,238)

Total debt at September 30, 2007, was $5.229 billion, up from $3.553 billion at December 31, 2006. In 2007, the July 2007 Eurobond issuance for 750 million Euros (approximately $1.063 billion in U.S. Dollars at September 30, 2007) and the March 2007 long-term debt issuance of $750 million have been used, in part, to fund share repurchase activities. The Company accelerated the purchases of treasury stock when compared to the same period in 2006, buying back nearly $2.8 billion in shares in the first nine months of 2007.

Repurchases of common stock are made to support the Company’s stock-based employee compensation plans and for other corporate purposes. In February 2007, 3M’s Board of Directors approved a $7.0 billion two-year share repurchase authorization for the period from February 12, 2007 to February 28, 2009. As of September 30, 2007, approximately $4.6 billion remained available for repurchase. Refer to the table titled “Issuer Purchases of Equity Securities” in Part II, Item 2, for more information.

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

Contractual Obligations Update:

As indicated in 3M’s Current Report on Form 8-K dated May 25, 2007, which updated 3M’s 2006 Annual Report on Form 10-K, total contractual cash obligations at December 31, 2006, which would not have included an estimated FIN 48 impact, were estimated at $3.775 billion. The total liability for uncertain tax positions under FIN 48 at September 30, 2007 is $322 million (refer to Note 6). The Company is not able to reasonably estimate the amount by which the liability will increase or decrease over time. Payments by the Company relating to any proposed assessments arising from the 2002 through 2004 Internal Revenue Service (IRS) audit may be made once a final agreement is reached between the Company and the IRS on such assessments or upon a final resolution resulting from the administrative appeals process or judicial action. These payments may occur within the next 12 months.

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

3M COMPANY

FORM 10-Q

For the Quarterly Period Ended September 30, 2007

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

Issuer Purchases of Equity Securities (registered pursuant to Section 12 of the Exchange Act)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
	(1)			(Millions)
January 1-31, 2007	1,311,268	$76.33	1,277,200	$651
February 1-28, 2007	6,542,591	$75.12	6,522,500	$6,731
March 1-31, 2007	8,187,472	$75.59	8,151,700	$6,115
Total January 1 – March 31, 2007	16,041,331	$75.46	15,951,400	$6,115
April 1-30, 2007	3,548,221	$77.55	3,476,700	$5,846
May 1-31, 2007	4,428,219	$85.84	4,202,800	$5,485
June 1-30, 2007	3,885,033	$86.58	3,810,800	$5,155
Total April 1-June 30, 2007	11,861,473	$83.60	11,490,300	$5,155
July 1-31, 2007	1,646,251	$89.01	1,510,300	$5,021
August 1-31, 2007	2,329,478	$87.05	2,247,300	$4,825
September 1-30, 2007	2,086,564	$90.24	2,029,600	$4,642
Total July 1-September 30, 2007	6,062,293	$88.68	5,787,200	$4,642
Total January 1-September 30, 2007	33,965,097	$80.66	33,228,900	$4,642

(1) The total number of shares purchased includes: (i) shares purchased under the Board’s authorizations described above, and (ii) shares purchased in connection with the exercise of stock options (which combined totaled 34,068 shares in January 2007, 20,091 shares in February 2007, 35,772 shares in March 2007, 71,521 shares in April 2007, 225,419 shares in May 2007, 74,233 shares in June 2007, 135,951 shares in July, 82,178 shares in August and 56,964 shares in September).

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

Item 6. Exhibits.

Exhibits. These exhibits are either incorporated by reference into this report or filed with this report as indicated below. Exhibit numbers 10.1 through 10.24 are management contracts or compensatory plans or arrangements.

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

(10) Material contracts and management compensation plans and arrangements:

(10.1)	3M 2005 Management Stock Ownership Program is incorporated by reference from our Proxy Statement for the 2005 Annual Meeting of Stockholders.

(10.2)	3M 2002 Management Stock Ownership Program is incorporated by reference from our Proxy Statement for the 2002 Annual Meeting of Stockholders.

(10.3)	3M 1997 Management Stock Ownership Program is incorporated by reference from our Proxy Statement for the 1997 Annual Meeting of Stockholders.

(10.4)	3M 1992 Management Stock Ownership Program is incorporated by reference from our Proxy Statement for the 1992 Annual Meeting of Stockholders.

(10.5)	Form of award agreement for non-qualified stock options granted under the 2005 Management Stock Ownership Program, is incorporated by reference from our Form 8-K dated May 16, 2005.

(10.6)	Form of award agreement for non-qualified stock options granted under the 2002 Management Stock Ownership Program, is incorporated by reference from our Form 10-K for the year ended December 31, 2004.

(10.7)	3M 1997 General Employees’ Stock Purchase Plan, as amended through November 8, 2004, is incorporated by reference from our Form 10-K for the year ended December 31, 2004.

(10.8)	3M VIP (Voluntary Investment Plan) Plus is incorporated by reference from Registration Statement No. 333-73192 on Form S-8, filed on November 13, 2001.

(10.9)	3M Deferred Compensation Plan, as amended through November 2005, is incorporated by reference from our Registration Statement on Form S-8 filed on December 6, 2005.

(10.10)	3M Executive Annual Incentive Plan is incorporated by reference from our Form 8-K dated May 14, 2007.

(10.11)	3M Performance Unit Plan, as amended through February 11, 2007 is incorporated by reference from our Form 8-K dated May 14, 2007.

(10.12)	Description of changes to Non-Employee Director Compensation and Stock Ownership Guidelines dated as of August 13, 2007, is filed electronically herewith.

(10.13)	Description of changes to 3M Compensation Plan for Non-Employee Directors is incorporated by reference from our Form 8-K dated August 8, 2005.

(10.14)	3M Compensation Plan for Non-Employee Directors, as amended, through November 8, 2004, is incorporated by reference from our Form 10-K for the year ended December 31, 2004.

(10.15)	3M 1992 Directors Stock Ownership Program, as amended through November 8, 2004, is incorporated by reference from our Form 10-K for the year ended December 31, 2004.

(10.16)	3M Executive Life Insurance Plan, as amended, is incorporated by reference from our Form 10-K for the year ended December 31, 2003.

(10.17)	Summary of Personal Financial Planning Services for 3M Executives is incorporated by reference from our Form 10-K for the year ended December 31, 2003.

(10.18)	3M policy on reimbursement of incentive payments is incorporated by reference from our Form 10-K for the year ended December 31, 2006.

(10.19)	Employment agreement dated as of December 6, 2005, between 3M and George W. Buckley is incorporated by reference from our Form 8-K dated December 9, 2005.

(10.20)	Amendment, dated August 14, 2006, to employment agreement between 3M and George W. Buckley is incorporated by reference from our Form 10-Q for the quarter ended September 30, 2006.

(10.21)	Description of compensation plan for Robert S. Morrison is incorporated by reference from our
Form 8-K dated August 8, 2005.

(10.22)	Employment agreement dated as of January 23, 2002, between 3M and Patrick D. Campbell is incorporated by reference from our Form 10-K for the year ended December 31, 2001.

(10.23)	Employment agreement dated as of November 19, 2002, between 3M and Richard F. Ziegler is incorporated by reference from our Form 10-K for the year ended December 31, 2002.

(10.24)	Letter Agreement dated as of March 14, 2007, between 3M and Richard F. Ziegler is incorporated by reference from our Form 8-K dated March 19, 2007.

(10.25)	Five-year Credit Agreement as of April 30, 2007 is incorporated by reference from our Form 8-K dated May 3, 2007.

Filed electronically herewith:

(10.12)	Description of changes to Non-Employee Director Compensation and Stock Ownership Guidelines

(12)	Calculation of ratio of earnings to fixed charges.

(15)	A letter from the Company’s independent registered public accounting firm regarding unaudited interim consolidated financial statements.

(31.1)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

(31.2)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

(32.1)	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

(32.2)	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

3M COMPANY

(Registrant)

Date:  October 29, 2007

By	/s/ Patrick D. Campbell

Patrick D. Campbell,
Senior Vice President and Chief Financial Officer

(Mr. Campbell is the Principal Financial Officer and has
been duly authorized to sign on behalf of the Registrant.)