Form 10-K
period 2007-12-31
3M CO
filed 2008-02-15
CIK 66740

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☒  .  No  ☐  ..

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐ .  No  ☒  .

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  .  No  ☐  .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  Large accelerated filer ☒      Accelerated filer  ☐  Non-accelerated filer  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐  .  No  ☒  ..

The aggregate market value of voting stock held by nonaffiliates of the Registrant, computed by reference to the closing price and shares outstanding, was approximately $56.4 billion as of January 31, 2008 (approximately $62.1 billion as of June 30, 2007, the last business day of the Registrant’s most recently completed second quarter).

Shares of common stock outstanding at January 31, 2008: 707,662,632.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Company’s definitive proxy statement (to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year-end of December 31, 2007) for its annual meeting to be held on May 13, 2008, are incorporated by reference in this Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

This document (excluding exhibits) contains 92 pages.

The table of contents is set forth on page 2. The exhibit index begins on page 90.

3M COMPANY

FORM 10-K

For the Year Ended December 31, 2007

3M COMPANY

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2007

PART I

Item 1. Business.

3M Company, formerly known as Minnesota Mining and Manufacturing Company, was incorporated in 1929 under the laws of the State of Delaware to continue operations begun in 1902. The Company’s ticker symbol is MMM. As used herein, the term “3M” or “Company” includes 3M Company and its subsidiaries unless the context indicates otherwise. In addition, for any references to Note 1 through Note 18, refer to the Notes to Consolidated Financial Statements in Item 8 of this document.

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

At December 31, 2007, the Company employed 76,239 people, with 34,138 employed in the United States and 42,101 employed internationally.

Business Segments

As discussed in Note 16 to the Consolidated Financial Statements, effective in the first quarter of 2007, 3M made certain product moves between its business segments in its continuing effort to drive growth by aligning businesses around markets and customers. Segment information presented herein reflects the impact of these changes for all periods presented.

3M continues to manage its operations in six operating business segments: Industrial and Transportation; Health Care; Display and Graphics; Consumer and Office; Safety, Security and Protection Services; and Electro and Communications. 3M’s six business segments bring together common or related 3M technologies, enhancing the development of innovative products and services and providing for efficient sharing of business resources. These segments have worldwide responsibility for virtually all 3M product lines. Certain small businesses and lab-sponsored products, as well as various corporate assets and expenses, are not allocated to the business segments. Financial information and other disclosures relating to 3M’s business segments and operations in major geographic areas are provided in the Notes to Consolidated Financial Statements.

Industrial and Transportation Business: The Industrial and Transportation Business segment serves a broad range of markets, such as appliance, paper and packaging, food and beverage, and automotive. Industrial and Transportation products include tapes, a wide variety of coated and nonwoven abrasives, adhesives, specialty materials, closures for disposable diapers, and components and products that are used in the manufacture, repair, and maintenance of automotive, marine, aircraft and specialty vehicles. The August 2005 acquisition of CUNO, Incorporated (“CUNO”) added a comprehensive line of filtration products for the separation, clarification and purification of fluids and gases.

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

The optical film business provides films that serve numerous market segments of the electronic display industry. 3M provides distinct products for five market segments, including products for: 1) LCD computer monitors, 2) LCD televisions, 3) hand-held devices such as cellular phones, 4) notebook PCs and 5) automotive displays. Other optical products include lens systems for projection televisions, in addition to desktop and notebook computer screen filters that address needs for light control, privacy viewing and glare reduction. The touch systems business includes touch screens and touch monitors. In traffic safety systems, 3M provides reflective sheetings used on highway signs, vehicle license plates, construction work-zone devices, trucks and other vehicles, and also provides pavement marking systems. Major commercial graphics products include films, inks, digital signage systems and related products used to produce graphics for vehicles and signs.

Consumer and Office Business: The Consumer and Office segment serves markets that include consumer retail, office retail, home improvement, building maintenance and other markets. Products in this segment include office supply products, stationery products, construction and home improvement products, home care products, protective material products and consumer health care products.

Major consumer and office products include Scotch® brand products, such as Scotch® Magic™ Tape, Scotch® Glue Stick and Scotch® Cushioned Mailer; Post-it® Products, such as Post-it® Flags, Post-it® Note Pads, Post-it® Labeling & Cover-up Tape, and Post-it® Pop-up Notes and Dispensers; construction and home improvement products, including surface-preparation and wood-finishing materials, Command™ Adhesive Products and Filtrete™ Filters for furnaces and air conditioners; home care products, including Scotch-Brite® Scour Pads, Scotch-Brite® Scrub Sponges, Scotch-Brite™ Microfiber Cloth products, O-Cel-O™ Sponges and Scotchgard™ Fabric Protectors; protective material products, certain maintenance-free respirators, and Nexcare™ Adhesive Bandages.

Safety, Security and Protection Services Business: The Safety, Security and Protection Services segment serves a broad range of markets that increase the safety, security and productivity of workers, facilities and systems. Major product offerings include personal protection products, safety and security products, energy control products, cleaning and protection products for commercial establishments, roofing granules for asphalt shingles, and supply chain execution software solutions. In August 2006, 3M completed the acquisition of Security Printing and Systems Limited, a producer of finished, personalized passports and secure cards, which expanded the 3M product line related to border and civil security solutions. 3M’s new emerging business opportunity in its Track and Trace initiative within 3M’s Safety, Security and Protection Services segment resulted in the merging of a number of formerly separate efforts into one concerted effort for future growth. Track and Trace has a growing array of applications — from tracking packages to managing medical and legal records.

This segment’s products include certain maintenance-free and reusable respirators, personal protective equipment, electronic surveillance products, films that protect against counterfeiting, and reflective materials that are widely used on apparel, footwear and accessories, enhancing visibility in low-light situations. Other products include theft protection systems for libraries and library patron self-checkout systems; spill-control sorbents; Thinsulate™ Insulation and Thinsulate™ Lite Loft™ Insulation; 3M™ Scotchtint™ Window Film for buildings; 3M™ Ultra Safety and Security Window Film for property and personal protection during destructive weather conditions; nonwoven abrasive materials for floor maintenance and commercial cleaning; floor matting; natural and color-coated mineral granules for asphalt shingles; and supply chain execution software solutions.

Electro and Communications Business: The Electro and Communications segment serves the electrical, electronics and communications industries, including electrical utilities; electrical construction, maintenance and repair; original equipment manufacturer (OEM) electrical and electronics; computers and peripherals; consumer electronics; telecommunications central office, outside plant and enterprise; as well as aerospace, military, automotive and medical markets; with products that enable the efficient transmission of electrical power and speed the delivery of information and ideas. Products include electronic and interconnect solutions, microinterconnect systems, high-performance fluids, high-temperature and display tapes, telecommunications products, electrical products, and visual systems products.

Major electronic and electrical products include packaging and interconnection devices; high-performance fluids used in the manufacture of computer chips, and for cooling electronics and lubricating computer hard disk drives; high- temperature and display tapes; insulating materials, including pressure-sensitive tapes and resins; and related items. 3M™ Flexible Circuits use electronic packaging and interconnection technology, providing more connections in less space, and are used in ink-jet print cartridges, cell phones and electronic devices. This segment serves the world’s telecommunications companies with a wide array of products for fiber-optic and copper-based telecommunications systems for rapid deployment in fixed and wireless networks. The 3M™ Aluminum Conductor Composite Reinforced (ACCR) electrical power cable, with an aluminum-based metal matrix at its core, increases transmission capacity for existing power lines. Visual communication products serve the world’s office and education markets with overhead projectors and transparency films, as well as equipment and materials for electronic and multimedia presentations.

Distribution

3M products are sold through numerous distribution channels, including directly to users and through numerous wholesalers, retailers, jobbers, distributors and dealers in a wide variety of trades in many countries around the world. Management believes the confidence of wholesalers, retailers, jobbers, distributors and dealers in 3M and its products — a confidence developed through long association with skilled marketing and sales representatives — has contributed significantly to 3M’s position in the marketplace and to its growth. 3M has 157 sales offices worldwide, with nine in the United States and 148 internationally.

Research and Patents

Research and product development constitutes an important part of 3M’s activities and has been a major driver of 3M’s sales growth. Research, development and related expenses totaled $1.368 billion in 2007, $1.522 billion in 2006 and $1.274 billion in 2005. The global branded pharmaceuticals business, which was divested in December 2006 and January 2007, incurred research, development and related expenses of approximately $120 million in 2006 and $142 million in 2005. The 2006 amount also included a $95 million in-process research and development charge (discussed in Note 2) and $75 million in restructuring actions (Note 4). Research and development, covering basic scientific research and the application of scientific advances in the development of new and improved products and their uses, totaled $788 million in 2007, compared to $943 million in 2006, decreasing due to the $95 million for purchased in-process research and development discussed above and also due to the pharmaceuticals business divestiture. Research and development expenses totaled $818 million in 2005. Related expenses primarily include technical support provided by 3M to existing customers who are using 3M products, and the costs of internally developed patents.

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

The Company believes that its patents provide an important competitive advantage in many of its businesses. In general, no single patent or group of related patents is in itself essential to the Company as a whole or to any of the Company’s business segments. The importance of patents in the Display and Graphics segments is described in “Performance by Business Segment” — “Display and Graphics Business” in Part II, Item 7.

Raw Materials

In 2007, the Company experienced cost increases affecting metals, wood pulp and oil-derived raw materials. Costs for these materials have remained high throughout the year, and 3M would expect this level to carry over into early 2008, with some moderation occurring later in the year. To date, the Company is receiving sufficient quantities of all raw materials to meet its reasonably foreseeable production requirements. It is impossible to predict future shortages of raw materials or the impact any such shortages would have. 3M has avoided disruption to its manufacturing operations through careful management of existing raw material inventories and development and qualification of additional supply sources. 3M manages commodity price risks through negotiated supply contracts, price protection agreements and forward physical contracts.

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

In 2007, 3M expended about $21 million for capital projects related to protecting the environment. This amount excludes expenditures for remediation actions relating to existing matters caused by past operations. Capital expenditures for environmental purposes have included pollution control devices — such as wastewater treatment plant improvements, scrubbers, containment structures, solvent recovery units and thermal oxidizers — at new and existing facilities constructed or upgraded in the normal course of business. Consistent with the Company’s policies stressing environmental responsibility, capital expenditures (other than for remediation projects) for known projects are presently expected to be about $47 million over the next two years for new or expanded programs to build facilities or modify manufacturing processes to minimize waste and reduce emissions.

While the Company cannot predict with certainty the future costs of such cleanup activities, capital expenditures or operating costs for environmental compliance, the Company does not believe they will have a material effect on its capital expenditures, earnings or competitive position.

Executive Officers

Following is a list of the executive officers of 3M, and their age, present position, the year elected to their present position and other positions they have held during the past five years. No family relationships exist among any of the executive officers named, nor is there any undisclosed arrangement or understanding pursuant to which any person was selected as an officer. This information is presented as of the date of the 10-K filing (February 15, 2008).

			Year Elected to Present	Other Positions
Name	Age	Present Position	Position	Held During 2003-2007
George W. Buckley	60	Chairman of the Board, President and Chief Executive Officer	2005	Chairman and Chief Executive Officer, Brunswick Corporation, 2000-2005

Patrick D. Campbell	55	Senior Vice President and Chief Financial Officer	2002

Joe E. Harlan	48	Executive Vice President, Electro and Communications Business	2004	President and Chairman of the Board, Sumitomo 3M Limited, 2003-2004
				Executive Vice President, Sumitomo 3M Limited, 2002-2003

Executive Officers

(continued)

			Year Elected to Present	Other Positions
Name	Age	Present Position	Position	Held During 2003-2007
Michael A. Kelly	51	Executive Vice President, Display and Graphics Business	2006	Division Vice President, Occupational Health and Environmental Safety Division, 2003-2006
				General Manager, Performance Materials Division, 2003
				Managing Director, 3M Korea, 2001-2003

Angela S. Lalor	42	Senior Vice President, Human Resources	2006	Staff Vice President, Human Resources Operations, 2005
				Executive Director, Human Resources Operations, 2004-2005
				Director, Compensation and Employee Administration, 2002-2004

Jean Lobey	55	Executive Vice President, Safety, Security and Protection	2005	Managing Director, 3M Brazil, 2003-2004
		Services Business		Executive Director, Six Sigma, Europe and Middle East, 2001-2003

Robert D. MacDonald	57	Senior Vice President, Marketing and Sales	2004	Division Vice President, Automotive Aftermarket Division, 2002-2004

Moe S. Nozari	65	Executive Vice President, Consumer and Office Business	2002

Frederick J. Palensky	58	Executive Vice President, Research and Development and	2006	Executive Vice President, Enterprise Services, 2005-2006
		Chief Technology Officer		Executive Vice President, Safety, Security and Protection Services Business, 2002-2005

Brad T. Sauer	48	Executive Vice President, Health Care Business	2004	Executive Vice President, Electro and Communications Business, 2002-2004

Hak Cheol Shin	50	Executive Vice President, Industrial and Transportation Business	2006	Executive Vice President, Industrial Business, 2005
				Division Vice President, Industrial Adhesives and Tapes Division, 2003-2005
				Division Vice President, Electronics Markets Materials Division, 2002-2003

Marschall I. Smith	63	Senior Vice President, Legal Affairs and General Counsel	2007	Vice President and General Counsel, Brunswick Corporation, 2001-2007

Inge G. Thulin	54	Executive Vice President, International Operations	2004	Vice President, Asia Pacific; and Executive Vice President, International Operations, 2003-2004
				Vice President, Europe and Middle East, 2002-2003

John K. Woodworth	56	Senior Vice President,	2006	Vice President, Asia Pacific, 2004-2006
		Corporate Supply Chain Operations		Division Vice President, Electronic Solutions Division, 2003-2004
				Division Vice President, Electronic and Interconnect Solutions Division, 2002-2003

Item 1A. Risk Factors.

The most significant risk factors applicable to the Company are as follows:

* Results are impacted by the effects of, and changes in, worldwide economic conditions. The Company operates in more than 60 countries and derives approximately 63% of its revenues from outside the United States. The Company’s business may be affected by factors in the United States and other countries that are beyond its control, such as downturns in economic activity in a specific country or region, or in the various industries in which the Company operates; social, political or labor conditions in a specific country or region; or adverse changes in interest rates, tax, or regulations in the jurisdictions in which the company operates.

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

* Foreign currency exchange rates and fluctuations in those rates may affect the Company’s ability to realize projected growth rates in its sales and earnings. Because the Company derives approximately 63% of its revenues from outside the United States, its ability to realize projected growth rates in sales and earnings could be adversely affected if the U.S. dollar strengthens significantly against foreign currencies.

* The Company’s growth objectives are largely dependent on the timing and market acceptance of its new product offerings, including its ability to continually renew its pipeline of new products and to bring those products to market. This ability may be adversely affected by difficulties or delays in product development, such as the inability to identify viable new products, obtain adequate intellectual property protection, or gain market acceptance of new products. There are no guarantees that new products will prove to be commercially successful.

* The Company’s future results are subject to fluctuations in the costs and availability of purchased components, compounds, raw materials and energy, including oil and natural gas and their derivatives, due to shortages, increased demand, supply interruptions, currency exchange risks, natural disasters and other factors. The Company depends on various components, compounds, raw materials, and energy (including oil and natural gas and their derivatives) supplied by others for the manufacturing of its products. It is possible that any of its supplier relationships could be interrupted due to natural and other disasters and other events, or be terminated in the future. Any sustained interruption in the Company’s receipt of adequate supplies could have a material adverse effect on the Company. In addition, while the Company has a process to minimize volatility in component and material pricing, no assurance can be given that the Company will be able to successfully manage price fluctuations or that future price fluctuations or shortages will not have a material adverse effect on the Company.

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

* The Company’s future results may be affected if the Company generates fewer productivity improvements than estimated. The Company utilizes various tools, such as Lean Six Sigma, to improve operational efficiency and productivity. There can be no assurance that all of the projected productivity improvements will be realized.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

3M’s general offices, corporate research laboratories, and certain division laboratories are located in St. Paul, Minnesota. In the United States, 3M has nine sales offices in eight states and operates 74 manufacturing facilities in 27 states. Internationally, 3M has 148 sales offices. The Company operates 93 manufacturing and converting facilities in 32 countries outside the United States.

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

None in the quarter ended December 31, 2007.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Equity compensation plans’ information is incorporated by reference from Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” of this document, and should be considered an integral part of Item 5. At January 31, 2008, there were approximately 121,302 shareholders of record. 3M’s stock is listed on the New York Stock Exchange, Inc. (NYSE), the Chicago Stock Exchange, Inc., and the SWX Swiss Exchange. Cash dividends declared and paid totaled $.48 per share for each quarter of 2007, and $.46 per share for each quarter of 2006. Stock price comparisons follow:

Stock price comparisons (NYSE composite transactions)

(Per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
2007 High	$79.88	$89.03	$93.98	$97.00	$97.00
2007 Low	72.90	75.91	83.21	78.98	72.90
2006 High	$79.83	$88.35	$81.60	$81.95	$88.35
2006 Low	70.30	75.76	67.05	73.00	67.05

Issuer Purchases of Equity Securities

Repurchases of common stock are made to support the Company’s stock-based employee compensation plans and for other corporate purposes. On February 13, 2006, the Board of Directors authorized the purchase of $2.0 billion of the Company’s common stock between February 13, 2006 and February 28, 2007. In August 2006, 3M’s Board of Directors authorized the repurchase of an additional $1.0 billion in share repurchases, raising the total authorization to $3.0 billion for the period from February 13, 2006 to February 28, 2007. In February 2007, 3M’s Board of Directors authorized a two-year share repurchase of up to $7.0 billion for the period from February 12, 2007 to February 28, 2009.

Issuer Purchases of Equity

Securities (registered pursuant to

Section 12 of the Exchange Act)

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (Millions)
January 1-31, 2007	1,311,268	$76.33	1,277,200	$651
February 1-28, 2007	6,542,591	$75.12	6,522,500	$6,731
March 1-31, 2007	8,187,472	$75.59	8,151,700	$6,115
Total January 1 — March 31, 2007	16,041,331	$75.46	15,951,400	$6,115
April 1-30, 2007	3,548,221	$77.55	3,476,700	$5,846
May 1-31, 2007	4,428,219	$85.84	4,202,800	$5,485
June 1-30, 2007	3,885,033	$86.58	3,810,800	$5,155
Total April 1 — June 30, 2007	11,861,473	$83.60	11,490,300	$5,155
July 1-31, 2007	1,646,251	$89.01	1,510,300	$5,021
August 1-31, 2007	2,329,478	$87.05	2,247,300	$4,825
September 1-30, 2007	2,086,564	$90.24	2,029,600	$4,642
Total July 1 — September 30, 2007	6,062,293	$88.68	5,787,200	$4,642
October 1-31, 2007	2,192,302	$88.89	2,178,500	$4,448
November 1-30, 2007	1,702,375	$82.35	1,692,000	$4,309
December 1-31, 2007	1,896,612	$85.41	1,873,500	$4,149
Total October 1 — Dec. 31, 2007	5,791,289	$85.83	5,744,000	$4,149
Total January 1 — December 31, 2007	39,756,386	$81.42	38,972,900	$4,149

(1) The total number of shares purchased includes: (i) shares purchased under the Board’s authorizations described above, and (ii) shares purchased in connection with the exercise of stock options (which totaled 34,068 shares in January 2007, 20,091 shares in February 2007, 35,772 shares in March 2007, 71,521 shares in April 2007, 225,419 shares in May 2007, 74,233 shares in June 2007, 135,951 shares in July 2007, 82,178 shares in August 2007, 56,964 shares in September 2007, 13,802 shares in October 2007, 10,375 shares in November 2007, and 23,112 shares in December 2007).

Item 6. Selected Financial Data.

(Dollars in millions, except per share amounts)	2007	2006	2005	2004	2003
Years ended December 31:
Net sales	$24,462	$22,923	$21,167	$20,011	$18,232
Income before cumulative effect of accounting change	4,096	3,851	3,146	2,841	2,286
Per share of common stock:
Income before cumulative effect of accounting change — basic	5.70	5.15	4.11	3.64	2.92
Income before cumulative effect of accounting change — diluted	5.60	5.06	4.03	3.56	2.88
Cash dividends declared and paid	1.92	1.84	1.68	1.44	1.32
At December 31:
Total assets	$24,694	$21,294	$20,541	$20,723	$17,612
Long-term debt (excluding portion due within one year) and long-term capital lease obligations	4,088	1,112	1,368	798	1,805

The above income and earnings per share information exclude a cumulative effect of accounting change in 2005 ($35 million, or 5 cents per diluted share). Refer to Note 1 for more detail.

2007 results included net gains that increased operating income by $681 million and net income by $448 million. 2007 included gains related to the sale of businesses ($849 million pre-tax, $550 million after-tax) and a gain on sale of real estate ($52 million pre-tax, $37 million after-tax), which were partially offset by increases in environmental liabilities ($134 million pre-tax, $83 million after-tax), restructuring actions ($41 million pre-tax, $27 million after-tax), and other exit activities ($45 million pre-tax, $29 million after-tax). 2006 results included net gains that increased operating income by $523 million and net income by $438 million. 2006 included net benefits from gains related to the sale of certain portions of 3M’s branded pharmaceuticals business ($1.074 billion pre-tax, $674 million after-tax) and favorable income tax adjustments ($149 million), which were partially offset by restructuring actions ($403 million pre-tax, $257 million after-tax), acquired in-process research and development expenses ($95 million pre-tax and after-tax), settlement costs of a previously disclosed antitrust class action ($40 million pre-tax, $25 million after-tax), and environmental obligations related to the pharmaceuticals business ($13 million pre-tax, $8 million after-tax). 2005 results included charges that reduced net income by $75 million. This related to a tax liability resulting from 3M’s reinvestment of approximately $1.7 billion of foreign earnings in the United States pursuant to the repatriation provisions of the American Jobs Creation Act of 2004. 2003 results included charges related to an adverse ruling in a lawsuit filed against 3M in 1997 by LePage’s Inc. that reduced operating income by $93 million ($58 million after tax).

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to provide a reader of 3M’s financial statements with a narrative from the perspective of management. 3M’s MD&A is presented in nine sections:

		Reference (pages)

•	Overview	12
•	Results of Operations	15
•	Performance by Business Segment	18
•	Performance by Geographic Segment	27
•	Critical Accounting Estimates	28
•	New Accounting Pronouncements	30
•	Financial Condition and Liquidity	30
•	Financial Instruments	35
•	Forward-Looking Statements	35

OVERVIEW

3M is a diversified global manufacturer, technology innovator and marketer of a wide variety of products. 3M manages its operations in six operating business segments: Industrial and Transportation; Health Care; Display and Graphics; Consumer and Office; Safety, Security and Protection Services; and Electro and Communications.

3M’s strategy continues to emphasize a commitment to grow at a faster pace, using a four-pronged approach, which includes reinvesting in its core businesses, developing adjacent emerging business opportunities, expanding on the Company’s already world-class capabilities internationally, and acquiring companies in complementary faster-growing industries. The Company will continue to invest in research and development and plant start-ups in 2008, including investments in emerging markets around the world. Research, development and related expenses totaled $1.368 billion in 2007. Capital expenditures totaled $1.422 billion in 2007, up $254 million compared with 2006. The Company expects capital expenditures to total approximately $1.3 billion to $1.4 billion in 2008, providing the capacity to meet expected growth.

In December 2006 and January 2007, 3M completed the sale of its branded pharmaceuticals business, resulting in gains in the fourth quarter of 2006 and first quarter of 2007. In addition, 3M recorded a gain related to the sale of its Opticom Priority Control Systems and Canoga Traffic Detection businesses in the second quarter of 2007. In both 2007 and 2006, these gains on sale of businesses and a gain on sale of real estate were partially offset by restructuring and other items. Refer to Note A at the end of this overview section for additional details. Including these items, in 2007, 3M reported record net sales of $24.462 billion and record net income of $4.096 billion, or $5.60 per diluted share, compared with net sales of $22.923 billion and net income of $3.851 billion, or $5.06 per diluted share, in 2006. Excluding the items in Note A in both years, the Company still achieved strong underlying operating performance, helped by a 6.7% increase in net sales, which included the divestiture impacts discussed above that reduced sales growth by 3.8%.

The following table contains sales and operating income results by business segment for the years ended December 31, 2007 and 2006. Refer to the Performance by Business Segment section for discussion of the gain on sale of businesses, restructuring and other items that impacted reported operating income results.

	2007			2006			2007 vs. 2006 % change
(Dollars in millions)	Net Sales	% of Total	Oper. Income	Net Sales	% of Total	Oper. Income	Net Sales	Oper. Income
Business Segments
Industrial and Transportation	$7,274	29.7%	$1,501	$6,640	29.0%	$1,342	9.6%	11.8%
Health Care	3,968	16.2%	1,882	4,011	17.5%	1,845	(1.1)%	2.0%
Display and Graphics	3,892	15.9%	1,174	3,770	16.4%	1,044	3.2%	12.4%
Consumer and Office	3,403	13.9%	688	3,164	13.8%	629	7.6%	9.3%
Safety, Security and
Protection Services	3,070	12.6%	611	2,663	11.6%	549	15.3%	11.3%
Electro and Communications	2,775	11.3%	481	2,631	11.5%	411	5.5%	17.0%
Corporate and
Unallocated	80	0.4%	(144)	44	0.2%	(124)

Total Company	$24,462	100%	$6,193	$22,923	100%	$5,696	6.7%	8.7%

In 2007, worldwide total sales increased 6.7%. Local-currency sales growth (which includes volume, selling price and acquisition impacts, but excludes divestiture and translation impacts) was 7.3%, with organic local-currency growth of 4.9% (including 0.7% benefit from pharmaceuticals supply agreements) and acquisitions adding 2.4%. Divestitures, primarily the sale of the global branded pharmaceuticals business (Health Care segment), decreased worldwide sales growth by 3.8%. The sale of the pharmaceuticals business is not presented as a discontinued operation due to the extent of the projected continuing cash flows from 3M’s contractual supply relationship with the buyers in relation to those of the business that was sold.

The breadth of 3M’s product lines was evident during 2007 as the Company experienced solid sales growth across the portfolio. Health Care led all segments with local-currency sales growth of 18.3% (excluding divestitures). This includes a 4.4% benefit from acquisitions and 4.5% benefit due to the pharmaceuticals supply agreements. The sale of 3M’s global branded pharmaceuticals business reduced Health Care sales growth by 23.7%. Local-currency sales increased 10.8% in Safety, Security and Protection Services, including 7.4% from numerous acquisitions. Local-currency sales increased 5.8% in Industrial and Transportation, 5.0% in Consumer and Office, 2.3% in Electro and Communications, and 1.8% (excluding the impact of the Opticom/Canoga divestiture) in Display and Graphics. While 3M experienced broad-based sales growth, there was softness in certain markets in 2007. Within Display and Graphics, optical film sales increased slightly year-on-year, but 3M experienced an attachment rate loss in LCD desktop monitors and LCD TV segments, particularly in the second half of 2007, as competition continued to intensify in this market. 3M also experienced weakness in its roofing granules business for residential asphalt shingles and in its electronic solutions business due to softness in certain segments of the consumer electronics market. Refer to the section entitled Performance by Business Segment for a more detailed discussion of the results of the respective segments.

Geographically, the European region (which includes Europe, Middle East and Africa) led local-currency sales growth in 2007, with an increase of 11.7%, 7.4% of which was organic (excluding acquisitions, divestiture and translation impacts). Sales growth in Europe was led by Safety, Security and Protection Services and Health Care (without Pharmaceuticals). The combined Latin America and Canada area local-currency sales increased 10.6%, of which 9.6% was organic, with growth led by Industrial and Transportation, Safety, Security and Protection Services and Health Care (without Pharmaceuticals). Asia Pacific local-currency sales increased 4.9%, of which 4.5% was organic, with all six business segments contributing to this increase. United States local-currency sales increased 5.7%, of which 2.6% was organic. Organic volume growth in the U.S. was led by Health Care (without Pharmaceuticals) and Industrial and Transportation, which was partially offset by softness in the electronic solutions business and weakness in a few businesses that are impacted by the slowdown in the U.S. housing, road construction and mass retail markets, primarily the roofing granules, protective materials, traffic safety and office supply businesses. Divestitures, primarily the sale of the global branded pharmaceuticals business, reduced sales in Europe by 6.6%, in the United States by 4.2%, in the combined Latin America and Canada area by 2.8%, and in Asia Pacific by 1.3%. Currency effects increased total international sales by 5.2%, with Europe positively impacted by 8.5%, the combined Latin America and Canada area by 5.9%, and Asia Pacific by 2.0%, as the U.S. dollar weakened in aggregate against the multitude of currencies in these geographic areas.

Operating income for 2007 increased 8.7% year-on-year, including a net 2.2 percentage point benefit from the impact of items discussed in Note A below. Operating income margins were approximately 25% in both 2007 and 2006, with items in Note A positively impacting these margins in both years by approximately 2.5 percentage points.

3M generated $4.275 billion of operating cash flows in 2007, an increase of $436 million compared to 2006. In 2007, the Company utilized $4.619 billion of cash to repurchase 3M common stock and pay dividends, compared to $3.727 billion in 2006. In February 2007, 3M’s Board of Directors authorized a two-year share repurchase of up to $7.0 billion for the period from February 12, 2007 to February 28, 2009. As of December 31, 2007, approximately $4.1 billion remained available for repurchase. In February 2008, 3M’s Board authorized a dividend increase of 4.2% for 2008, marking the 50th consecutive year of dividend increases for 3M. 3M’s debt to total capital ratio (total capital defined as debt plus equity) as of December 31, 2007 was 30%. 3M has an AA credit rating from Standard & Poor’s, with a stable outlook, and an Aa1 credit rating from Moody’s Investors Service, with a negative outlook. The Company has sufficient access to capital markets to meet currently anticipated growth and acquisition investment funding needs.

In 2007, the Company experienced cost increases affecting metals, wood pulp and oil-derived raw materials. Costs for these materials have remained high throughout the year, and 3M would expect this level to carry over into early 2008, with some moderation occurring later in the year. To date the Company is receiving sufficient quantities of all raw materials to meet its reasonably foreseeable production requirements. It is impossible to predict future shortages of raw materials or the impact any such shortages would have. 3M has avoided disruption to its manufacturing operations through careful management of existing raw material inventories and development and qualification of additional supply sources. 3M manages commodity price risks through negotiated supply contracts, price protection agreements and forward physical contracts.

In 2007, the Company modified elements of its long-term incentive compensation programs. With the May 2007 Management Stock Ownership Program (MSOP) Annual Grant, the Company reduced the number of traditional stock options granted by reducing the number of employees eligible to receive annual grants and by shifting a portion of the annual grant away from traditional stock options primarily to restricted stock units. These changes will reduce the annual dilution impact from approximately 1.5% of total outstanding common stock to approximately 1%. However, associated with the reduction in the number of eligible employees, the Company provided a one-time “buyout” grant of restricted stock units to the impacted employees, which resulted in increased stock-based compensation expense in 2007. Stock-based compensation expense totaled $0.18 per diluted share in 2007, compared with $0.17 per diluted share in 2006. The Company’s MSOP, including restricted stock units, is discussed further in Note 15.

The preceding forward-looking statements involve risks and uncertainties that could cause results to differ materially from those projected (refer to the forward-looking statements section in Item 7 and the risk factors provided in Item 1A for discussion of these risks and uncertainties).

(Note A). In 2007, gains on sale of businesses and real estate, net of restructuring and other items, increased operating income by $681 million and net income by $448 million, or $0.62 per diluted share. 2007 included net benefits from gains related to the sale of businesses ($849 million pre-tax, $550 million after-tax) and a gain on sale of real estate ($52 million pre-tax, $37 million after-tax), which were partially offset by increases in environmental liabilities ($134 million pre-tax, $83 million after-tax), restructuring actions ($41 million pre-tax, $27 million after-tax), and other exit activities ($45 million pre-tax, $29 million after-tax). These items, except the gain on sale of real estate, are discussed in more detail in Note 2 (Acquisitions and Divestitures), Note 4 (Restructuring Actions and Other Exit Activities) and Note 13 (Commitments and Contingencies). Gains on sale of businesses include the second-quarter 2007 sale of 3M’s Opticom Priority Control Systems and Canoga Traffic Detection businesses, and the first-quarter 2007 sale of the global branded pharmaceuticals business in Europe. Concerning the real estate sale, 3M sold its current lab facility located in Suwon, Korea and is currently building a new state-of-the-art customer-oriented R&D facility closer to Seoul and many of 3M’s major customers.

In 2006, gains of sale of businesses, net of restructuring and other items, increased operating income by $523 million and net income by $438 million, or $0.57 per diluted share. 2006 included net benefits from gains related to the sale of certain portions of 3M’s branded pharmaceuticals business ($1.074 billion pre-tax, $674 million after-tax) and favorable income tax adjustments ($149 million), which were partially offset by restructuring actions ($403 million pre-tax, $257 million after-tax), acquired in-process research and development expenses ($95 million pre-tax and after-tax), settlement costs of a previously disclosed antitrust class action ($40 million pre-tax, $25 million after-tax), and environmental obligations related to the pharmaceuticals business ($13 million pre-tax, $8 million after-tax). These items, except the settlement costs and environmental obligations, are discussed in more detail in Note 2 (Acquisitions and Divestitures), Note 4 (Restructuring Actions and Other Exit Activities), Note 8 (Income Taxes) and Note 13 (Commitments and Contingencies). Concerning settlement costs, the Company recorded $40 million in 2006 with respect to a settlement in principle related to the antitrust class action brought on behalf of direct purchasers who did not purchase private label tape. Concerning environmental obligations, the Company increased its reserves by $13 million during 2006 for estimated environmental remediation costs at a European pharmaceutical plant.

RESULTS OF OPERATIONS

Net Sales:

	2007			2006
	U.S.	Intl.	Worldwide	U.S.	Intl.	Worldwide
Net sales (millions)	$8,987	$15,475	$24,462	$8,853	$14,070	$22,923
% of worldwide sales	36.7%	63.3%		38.6%	61.4%
Components of net sales change:
Volume — organic	1.6%	7.4%	5.1%	3.1%	8.0%	6.1%
Volume — acquisitions	3.1	2.1	2.4	2.6	1.9	2.1
Price	1.0	(1.1)	(0.2)	1.4	(1.8)	(0.5)
Local-currency sales (including acquisitions)	5.7	8.4	7.3	7.1	8.1	7.7
Divestitures	(4.2)	(3.6)	(3.8)	—	—	—
Translation	—	5.2	3.2	—	1.0	0.6
Total sales change	1.5%	10.0%	6.7%	7.1%	9.1%	8.3%

In 2007, local-currency sales growth of 7.3% (which includes acquisitions, but excludes divestiture and translation impacts) was led by the Health Care; Safety, Security and Protection Services; Industrial and Transportation and Consumer and Office segments. All business segments have contributed positive local-currency sales growth for four consecutive years. Acquisitions increased 2007 sales by 2.4%, led by the August 2006 acquisition of Security Printing and Systems Limited and the late 2006 acquisitions of Softmed Systems Inc. and Biotrace International PLC.

In 2006, local-currency sales growth of 7.7% was broad-based, as all business segments made positive contributions to local-currency sales growth. Acquisitions increased 2006 sales by 2.1%, driven by the August 2005 acquisition of CUNO and the August 2006 acquisition of Security Printing and Systems Limited.

Refer to both the “Performance by Business Segment” and “Performance by Geographic Area” sections for additional discussion of sales change.

Operating Expenses:

				2007 Versus	2006 Versus
(Percent of net sales)	2007	2006	2005	2006	2005
Cost of sales	52.1%	51.1%	49.2%	1.0%	1.9%
Selling, general and administrative expenses	20.5	22.1	21.9	(1.6)	0.2
Research, development and related expenses	5.6	6.6	6.0	(1.0)	0.6
Gain on sale of businesses	(3.5)	(4.6)	—	1.1	(4.6)
Operating income	25.3%	24.8%	22.9%	0.5%	1.9%

As discussed in the preceding overview section, the 2007 gain on sale of businesses and real estate, net of environmental liability charges, restructuring and other exit activities, benefited 2007 operating income by $681 million, or 2.8% of net sales. In addition, the 2006 gain on sale, net of restructuring and other items, benefited 2006 operating income by $523 million, or 2.2% of net sales. The following tables summarize these items by operating expense category. Items included in the “Other” category of the table for 2006 are acquired in-process research and development expenses ($95 million), settlement costs of a previously disclosed antitrust class action ($40 million), and environmental obligations related to the pharmaceuticals business ($13 million).

	2007 Gain on Sale, Restructuring and Other Summary
(Millions)	Gain on Sale of businesses	Environ- mental liabilities	Restructuring and other exit activities	Gain on sale of real estate	Total
Cost of sales	$—	$—	$64	$—	$64
Selling, general and administrative expenses	—	134	26	(52)	108
Research, development and related expenses	—	—	(4)	—	(4)
Gain on sale of businesses	(849)	—	—		(849)
Total operating income penalty (benefit)	$(849)	$134	$86	$(52)	$(681)

	2006 Gain on Sale, Restructuring and Other Summary
(Millions)	Gain on sale of pharma- ceuticals business	Pharma- ceuticals restructuring actions	Overhead reduction actions	Business specific actions	Total restruc- turing actions	Other	Total
Cost of sales	$—	$32	$24	$74	$130	$13	$143
Selling, general and administrative expenses	—	66	81	51	198	40	238
Research, development and related expenses	—	68	7	—	75	95	170
Gain on sale of businesses	(1,074)	—	—	—	—	—	(1,074)
Total operating income penalty (benefit)	$(1,074)	$166	$112	$125	$403	$148	$(523)

Cost of Sales:

Cost of sales includes manufacturing, engineering and freight costs. Cost of sales as a percent of net sales increased 1.0 percentage point in 2007 compared to 2006, with this increase primarily due to the sale of the branded pharmaceuticals business, which had lower than average cost of sales. Raw material costs increased approximately 1% in 2007, compared with 2006. In 2007, restructuring and other exit costs increased cost of sales by $64 million, or 0.3 percentage points. These charges primarily related to the consolidation of certain flexible circuit manufacturing operations, the phase-out of operations at the Company’s New Jersey roofing granule facility and charges related to the Company’s decision to close an Electro and Communications facility in Wisconsin. In 2006, restructuring and other items increased cost of sales by $143 million, or 0.7 percentage points.

Cost of sales increased 1.9 percentage points in 2006. Approximately 1.2 percentage points of this increase related to numerous items, such as higher raw material costs, slightly lower selling prices, and higher costs associated with scaling up additional manufacturing capacity. In addition, there were supply chain inefficiencies caused by capacity-constraints. Finally, 3M accelerated the pace of acquisitions in 2006, which increased cost of sales slightly for the year. Broad-based sales volume growth and productivity gains helped offset some of this impact. Raw material costs increased approximately 3% for 2006, compared with 2005.

Selling, General and Administrative Expenses:

Selling, general and administrative (SG&A) expenses as a percent of net sales decreased 1.6 percentage points in 2007 when compared to 2006, as expenses incurred in 2006 in the Company’s now-divested global branded Pharmaceuticals business did not repeat in 2007. Non-pharmaceutical ongoing SG&A expenses, after adjusting for the following items, were up approximately 7% in dollars, reflecting the Company’s continued investment in sales and marketing to support growth markets. In 2007, SG&A includes increases in environmental liabilities, restructuring charges and other exit activities, net of the gain on sale of real estate ($108 million combined net expense), which increased SG&A as a percent of sales by 0.4 percentage points. 2006 included restructuring actions and settlement costs of a previously disclosed antitrust class action ($238 million combined expense), which increased 2006 SG&A as a percent of sales by 1.0 percentage points. In dollars, SG&A decreased $51 million when comparing 2007 to 2006, with the change in restructuring and other items year-on-year decreasing SG&A by $130 million, pharmaceutical SG&A spending decreasing $241 million and other SG&A spending increasing $320 million, or approximately 7% in dollars. The Company continues to constrain administrative costs.

SG&A expenses as a percentage of net sales increased 0.2 of a percentage point in 2006 when compared to 2005. In dollars, SG&A increased $435 million, with restructuring and other items increasing SG&A by $238 million and other spending increasing SG&A by $197 million. 3M continues to invest in growth-oriented SG&A as sales and marketing costs increased faster than sales, while administrative expenses remained relatively flat in dollars, attributable to ongoing cost-control efforts.

Research, Development and Related Expenses:

Research, development and related expenses (R&D) as a percent of net sales decreased 1.0 percentage point in 2007 when compared to 2006, as expenses incurred in 2006 in the Company’s now-divested R&D-intensive Pharmaceuticals business did not repeat in 2007. Non-pharmaceutical ongoing R&D expenses, after adjusting for the following items, were up approximately 11% in dollars, as the Company continued to aggressively invest in future technologies and growth opportunities. 2006 spending included a $95 million in-process research and development charge (discussed in Note 2) and $75 million in restructuring actions (Note 4), which increased 2006 R&D as a percent of sales by 0.7 percentage points. In dollars, R&D spending decreased $154 million when comparing 2007 to 2006, with the change in restructuring and other items year-on-year decreasing R&D by $174 million, 2006 pharmaceutical SG&A spending decreasing $120 million and other R&D spending increasing $140 million, or approximately 11% in dollars, reflecting 3M’s continuing commitment to fund future growth for the Company.

R&D increased as a percent of sales by 0.6 of a percentage point, or $248 million, when comparing 2006 to 2005. The 2006 spending included a $95 million in-process research and development charge (discussed in Note 2) and $75 million in restructuring actions (Note 4). Other spending increased approximately $78 million, representing an increase of approximately 6% compared with 2005.

Gain on Sale of Businesses:

In January 2007, 3M completed the sale of its global branded pharmaceuticals business in Europe to Meda AB. 3M received proceeds of $817 million for this transaction and recognized, net of assets sold, a pre-tax gain of $781 million in 2007 (recorded in the Health Care segment). In June 2007, 3M completed the sale of its Opticom Priority Control Systems and Canoga Traffic Detection businesses to TorQuest Partners Inc., a Toronto-based investment firm. 3M received proceeds of $80 million for this transaction and recognized, net of assets sold, transaction and other costs, a pre-tax gain of $68 million (recorded in the Display and Graphics segment) in 2007.

In December 2006, 3M completed the sale of its global branded pharmaceuticals businesses in the United States, Canada, and Latin America region and the Asia Pacific region, including Australia and South Africa. 3M received proceeds of $1.209 billion for these transactions and recognized a pre-tax gain on sale of $1.074 billion in 2006 (recorded in the Health Care segment). For more detail, refer to Note 2.

Operating Income:

3M uses operating income as one of its primary business segment performance measurement tools. Operating income margins over the past several years have been in excess of 22%, helped by solid sales growth and an ongoing strong commitment to maintaining operational discipline throughout 3M’s global operations. Operating income margins of 25.3% in 2007 were positively impacted by 2.8 percentage points ($681 million) from the gain on sale of businesses and real estate, net of environmental liabilities, restructuring and other exit activities. Operating income margins of 24.8% for 2006 were positively impacted by 2.2 percentage points ($523 million) from the gain on sale of portions of the pharmaceuticals business, net of restructuring and other actions. Adjusting for the preceding items, operating income margins in 2007 were similar to 2006.

Interest Expense and Income:

(Millions)	2007	2006	2005
Interest expense	$210	$122	$82
Interest income	(132)	(51)	(56)
Total	$78	$71	$26

Interest Expense: Interest expense increased year-on-year in both 2007 and 2006, primarily due to higher average debt balances and higher interest rates.

Interest Income: Interest income increased in 2007 due to higher average cash, cash equivalent and marketable securities balances and higher interest rates. Interest income was lower in 2006, with lower average cash, cash equivalent and marketable securities balances partially offset by higher interest rates.

Provision for Income Taxes:

(Percent of pre-tax income)	2007	2006	2005
Effective tax rate	32.1%	30.6%	33.7%

The effective tax rate for 2007 was 32.1%, compared with 30.6% in 2006. The Company’s 2007 tax rate benefited from reduced international tax rates and an increased benefit for the domestic manufacturer’s deduction, but was penalized by the elimination of the foreign export sales benefit. The Company’s 2006 tax rate included benefits from adjustments to its reserves for tax contingencies following the settlement of income tax audits. Refer to Note 8 for additional information.

The tax rate for 2006 was 30.6%, compared with 33.7% in 2005. As discussed above, the Company’s 2006 tax rate included benefits from adjustments to its reserves for tax contingencies. In 2005, the Company repatriated approximately $1.7 billion of foreign earnings under the American Jobs Creation Act of 2004 (Jobs Act). The Jobs Act provided 3M the opportunity to tax-effectively repatriate foreign earnings for U.S. qualifying investments specified by 3M’s domestic reinvestment plan. As a consequence, in the second quarter of 2005, 3M recorded a tax expense of $75 million, net of available foreign tax credits, which negatively impacted the 2005 effective worldwide tax rate by 1.6%. No similar repatriation occurred in 2006 since this Jobs Act provision only applied to 2005.

Minority Interest:

(Millions)	2007	2006	2005
Minority interest	$55	$51	$55

Minority interest expense eliminates the income or loss attributable to non-3M ownership interests in 3M consolidated entities. 3M’s most significant consolidated entity with non-3M ownership interests is Sumitomo 3M Limited in Japan (3M owns 75% of Sumitomo 3M Limited).

Cumulative Effect of Accounting Change:

As of December 31, 2005, the Company adopted FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47). This accounting standard applies to the fair value of a liability for an asset retirement obligation associated with the retirement of tangible long-lived assets and where the liability can be reasonably estimated. Conditional asset retirement obligations exist for certain of the Company’s long-term assets. The fair value of these obligations is recorded as liabilities on a discounted basis. Over time the liabilities are accreted for the change in the present value and the initial capitalized costs are depreciated over the useful lives of the related assets. The adoption of FIN 47 resulted in the recognition of an asset retirement obligation liability of $59 million at December 31, 2005 and an after-tax charge of $35 million for 2005, which was reflected as a cumulative change in accounting principle in the Consolidated Statement of Income. At December 31, 2007, the asset retirement obligation liability was $59 million.

Currency Effects:

3M estimates that year-on-year currency effects, including hedging impacts, increased net income by approximately $150 million in 2007, $20 million in 2006 and $115 million in 2005. This estimate includes the effect of translating profits from local currencies into U.S. dollars; the impact of currency fluctuations on the transfer of goods between 3M operations in the United States and abroad; and transaction gains and losses, including derivative instruments designed to reduce foreign currency exchange rate risks. 3M estimates that year-on-year derivative and other transaction gains and losses increased net income by approximately $10 million in 2007, had an immaterial impact on net income in 2006, and increased net income by approximately $50 million in 2005.

PERFORMANCE BY BUSINESS SEGMENT

Disclosures relating to 3M’s business segments are provided in Item 1, Business Segments. Financial information and other disclosures are provided in the Notes to the Consolidated Financial Statements. As discussed in Note 16 to the Consolidated Financial Statements, effective in the first quarter of 2007, 3M made certain product moves between its business segments in its continuing effort to drive growth by aligning businesses around markets and customers. Segment information presented herein reflects the impact of these changes for all periods presented. The reportable segments are the Health Care segment, Industrial and Transportation segment, Display and Graphics segment, Consumer and Office segment, Safety, Security and Protection Services segment, and Electro and Communications segment. Information related to 3M’s business segments is presented in the tables that follow. Local-currency sales (which include both core and acquisition volume impacts, plus price impacts) are provided for each segment. The divestiture impact, translation impact and total sales change are also provided for each segment.

As discussed in Note 1, effective January 1, 2006, 3M adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), which required 3M to expense stock-based compensation. The Company adopted SFAS No. 123R using the modified retrospective method. Effective January 1, 2006, all prior periods were revised to give effect to the fair-value-based method of accounting for awards granted in fiscal years beginning on or after January 1, 1995. For additional discussion, refer to Note 15. Stock-based compensation expense for the years ended December 31, 2007, 2006 and 2005 is summarized by business segment in the table that follows.

Stock-based compensation expense

	Years ended December 31
(Millions)	2007	2006	2005
Industrial and Transportation	$58	$50	$46
Health Care	40	42	35
Display and Graphics	33	27	19
Consumer and Office	24	24	21
Safety, Security and Protection Services	23	21	16
Electro and Communications	21	21	18
Corporate and Unallocated	29	15	—
Total Company	$228	$200	$155

As discussed in the preceding overview section, the combination of the 2007 gain on sale of businesses and real estate, net of environmental liability charges, restructuring and other exit activities benefited 2007 operating income by $681 million, or 2.8% of net sales. The 2006 gain on sale of businesses, net of restructuring and other items benefited 2006 operating income by $523 million, or 2.2% of net sales. The following tables summarize these items by business segment. In 2006, items included in the “Other” category of the table are acquired in-process research and development expenses ($95 million), settlement costs of a previously disclosed antitrust class action ($40 million), and environmental obligations related to the pharmaceuticals business ($13 million).

	2007 Gain on Sale, Restructuring and Other Summary
(Millions)	Gain on sale of businesses	Environ- mental liabilities	Restructuring and other exit activities	Gain on sale of real estate	Total
Industrial and Transportation	$—	$—	$9	$—	$9
Health Care:
Gain on sale of pharmaceuticals business	(781)	—	—	—	(781)
Restructuring actions and other	—	—	(10)	—	(10)
Display and Graphics	(68)	—	17	—	(51)
Consumer and Office	—	—	—	—	—
Safety, Security and Protection Services	—	—	29	—	29
Electro and Communications	—	—	41	—	41
Corporate and Unallocated	—	134	—	(52)	82
Total operating income penalty (benefit)	$(849)	$134	$86	$(52)	$(681)

	2006 Gain on Sale, Restructuring and Other Summary
(Millions)	Gain on sale of pharma- ceuticals business	Pharma- ceuticals restructuring actions	Over- head reduction actions	Busi- ness specific actions	Total restruc- turing actions	Other	Total
Industrial and Transportation	$—	$—	$—	$15	$15	$—	$15
Health Care:
Gain on sale of pharmaceuticals business	(1,074)	—	—	—	—	—	(1,074)
Restructuring actions and other	—	166	112	15	293	108	401
Display and Graphics	—	—	—	39	39	—	39
Consumer and Office	—	—	—	—	—	—	—
Safety, Security and Protection Services	—	—	—	10	10	—	10
Electro and Communications	—	—	—	46	46	—	46
Corporate and Unallocated	—	—	—	—	—	40	40
Total operating income penalty (benefit)	$(1,074)	$166	$112	$125	$403	$148	$(523)

Industrial and Transportation Business (29.7% of consolidated sales):

	2007	2006	2005
Sales (millions)	$7,274	$6,640	$6,047
Sales change analysis:
Local currency (volume and price)	5.8%	9.0%	6.4%
Translation	3.8	0.8	1.2
Total sales change	9.6%	9.8%	7.6%

Operating income (millions)	$1,501	$1,342	$1,210
Percent change	11.8%	11.0%	16.7%
Percent of sales	20.6%	20.2%	20.0%

The Industrial and Transportation segment serves a broad range of markets, such as appliance, paper and packaging, food and beverage, and automotive. Industrial and Transportation products include tapes, a wide variety of coated and non-woven abrasives, adhesives, specialty materials, filtration products, closures for disposable diapers, and components and products that are used in the manufacture, repair and maintenance of automotive, marine, aircraft and specialty vehicles. The August 2005 acquisition of CUNO added a comprehensive line of filtration products for the separation, clarification and purification of fluids and gases.

In 2007, local-currency sales increased 5.8%, including 1.8% growth from acquisitions. During the fourth quarter of 2007, this segment added four complementary gap-filling acquisitions, bringing total completed acquisitions for the year to seven. In combination with focused investments in research and development, these acquisitions will help strengthen the core tapes, adhesives and abrasives platforms for many years to come. Sales growth was broad-based, led by industrial adhesives and tapes, automotive aftermarket, abrasives and automotive OEM businesses. All geographic areas contributed positively to growth. Significant manufacturing investments were made in emerging economies such as India, China and Poland to simplify the supply chain and get closer to local customers. Good operational discipline helped deliver operating income growth of 11.8%, with operating income margins of 20.6%. Operating income included $9 million in restructuring and other exit activity expenses, primarily comprised of severance and related benefits.

In 2006, local-currency sales grew 9.0%, including 4.6% growth from acquisitions, primarily related to the August 2005 acquisition of CUNO. Since CUNO was acquired in early August 2005 and is thus considered part of organic growth effective in August 2006, the acquisition benefit reflected in 2006 only reflects the months from January 2006 through July 2006. The industrial adhesives and tapes business, along with the automotive aftermarket business, which sells products to body shops for vehicle repairs, led organic sales growth in 2006. 3M also posted good sales growth in its abrasives business and its energy and advanced materials business. Growth in the automotive OEM business was impacted by softness in the U.S. domestic automotive industry. Geographically, local-currency sales growth in dollars was strongest in the Asia Pacific and Europe areas. Operating income increased 11.0% to $1.342 billion in 2006.

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

Health Care Business (16.2% of consolidated sales):

	2007	2006	2005
Sales (millions)	$3,968	$4,011	$3,760
Sales change analysis:
Local currency (volume and price)	18.3%	6.0%	4.2%
Divestitures	(23.7)	—	—
Translation	4.3	0.7	0.4
Total sales change	(1.1)%	6.7%	4.6%

Operating income (millions)	$1,882	$1,845	$1,114
Percent change	2.0%	65.6%	14.6%
Percent of sales	47.4%	46.0%	29.6%

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

In 2007, Health Care sales were $3.968 billion. Local-currency growth was 18.3% (excluding divestitures), including 4.4 percentage points of growth from acquisitions and 4.5 percentage points of growth from supply agreements related to the sale of the global branded pharmaceuticals business. The sale of the pharmaceuticals business reduced Health Care sales growth by 23.7%. 3M provides disaggregated information on sales growth for Health Care’s remaining businesses (without pharmaceuticals) further below.

The combination of the following items positively impacted total year 2007 Health Care operating income by $791 million. As discussed in Note 2, in January 2007 the Company sold its branded pharmaceuticals business in the Europe region. The operating income gain related to this sale, which is included in Health Care, totaled $781 million. In addition, as discussed in Note 4, a net operating income gain of $10 million was recorded in 2007, which primarily related to adjustments to restructuring costs incurred in the fourth quarter of 2006.

In 2006, Health Care sales were $4.011 billion. Organic local-currency growth was 5.3%, with acquisitions adding an additional 0.7% of growth. Local-currency growth was led by the medical supplies and dental businesses. 3M’s pharmaceutical business was approximately 19% of Health Care sales in 2006. Pharmaceutical local-currency sales declined 3.5% in 2006, while the remaining businesses’ 2006 local-currency sales growth increased 8.5%. Geographically, Health Care’s local-currency sales growth was strongest in the United States, Europe and Asia Pacific areas. Operating income for 2006 was up 65.6%, impacted by the gain on sale of 3M’s branded pharmaceuticals business, restructuring impacts and other items as discussed in the following paragraph, which positively impacted operating income growth by 60.4%.

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

3M believes the following disaggregated information for 3M Health Care’s remaining businesses (without pharmaceuticals) and for pharmaceuticals on a stand-alone basis provides useful information.

 Health Care Business without Pharmaceuticals:

	2007	2006	2005
Sales (millions)	$3,968	$3,237	$2,963
Sales change analysis:
Local currency (volume and price)	18.3%	8.5%	5.3%
Translation	4.3	0.7	0.4
Total sales change	22.6%	9.2%	5.7%

Operating income (millions)	$1,086	$806	$888
Percent change	34.6%	(9.1)%	14.0%
Percent of sales	27.4%	24.9%	30.0%

The following discussion provides information on 3M Health Care’s remaining businesses (without pharmaceuticals).

In 2007, sales growth was broad-based across all platforms, led by infection prevention solutions and skin and wound care therapy products in medical, HFA-based components (non-CFC) for drug inhalers in drug delivery, and healthcare funding and performance management solutions for the hospital market in health information systems. Geographically, Health Care (without pharmaceuticals) achieved strong growth rates in all major regions, led by Europe, the United States, and the combined Latin America and Canada area. Local-currency sales increased 18.3%, with acquisitions contributing 4.4 percentage points of this growth. Much of the acquisition growth came from two deals that closed in late 2006 — Biotrace International, PLC, a U.K.-based provider of microbiology products, and SoftMed, a Maryland-based provider of health information software solutions. Health Care also closed five complementary acquisitions in 2007 to strengthen the portfolio and accelerate growth into the future in the medical, oral care and health information systems businesses. Sales growth also included 4.5 percentage points of growth due to supply agreements related to the sale of the global branded pharmaceuticals business. Operating income increased 34.6%, with an operating income margin of 27.4%. Operating income for 2007 included $5 million in restructuring expenses, primarily severance and related benefits.

In 2006, sales were $3.237 billion. Organic local-currency growth was 7.4%, with acquisitions adding an additional 1.1% of growth. Local-currency growth was led by the medical supplies and dental businesses. Geographically, local-currency sales growth was strongest in the United States, Europe and Asia Pacific areas. Operating income for 2006 included $95 million of expensed in-process research and development costs related to the Brontes acquisition and also included business-specific restructuring actions that totaled $15 million, primarily comprised of severance and related benefits plus asset impairments. Including this combined operating income penalty of $110 million, or 12.4 percentage point negative impact on operating income growth, 2006 operating income decreased 9.1%.

Pharmaceuticals Business:

	2007	2006	2005
Sales (millions)	$—	$774	$797
Sales change analysis:
Local currency (volume and price)	N/A	(3.5)%	0.3%
Translation	N/A	0.6	0.3
Total sales change	N/A	(2.9)%	0.6%

Operating income (millions)	$796	$1,039	$226
Percent change	N/A	N/A	16.6%
Percent of sales	N/A	N/A	28.4%

The combination of the following items positively impacted total year 2007 pharmaceuticals operating income by $796 million. As discussed in Note 2, in January 2007 the Company sold its branded pharmaceuticals business in the Europe region. The operating income gain related to this sale totaled $781 million. In addition, as discussed in Note 4, a net operating income gain of $15 million was recorded in 2007, which primarily related to adjustments to restructuring costs incurred in the fourth quarter of 2006. Drug Delivery Systems Division (part of Health Care without Pharmaceuticals) is a source of supply to the acquiring companies and records sales and operating income related to the pharmaceuticals supply agreements.

In total, the combination of the following items positively impacted total year 2006 pharmaceuticals operating income by $783 million, primarily in the fourth quarter of 2006. As discussed in Note 2, in early December 2006, the Company sold its branded pharmaceuticals business in the Asia Pacific region, including Australia and South Africa. The Company also sold its branded pharmaceuticals business in the United States, Canada and Latin America in late December 2006. The operating income gain related to these transactions totaled $1.074 billion. As discussed in Note 4, $112 million of severance and benefit costs were recorded in the fourth quarter of 2006 related to worldwide staff overhead reduction actions taken to streamline the Company’s cost structure in response to the sale of 3M’s branded pharmaceuticals business. As also discussed in Note 4, the pharmaceuticals business for total year 2006 included $97 million in employee-related severance and benefits and $69 million of asset impairments and other expenses. In addition, an environmental reserve of $13 million was recognized related to the pharmaceuticals business.

Display and Graphics Business (15.9% of consolidated sales):

	2007	2006	2005
Sales (millions)	$3,892	$3,770	$3,547
Sales change analysis:
Local currency (volume and price)	1.8%	6.0%	4.6%
Divestitures	(0.4)	—	—
Translation	1.8	0.3	0.2
Total sales change	3.2%	6.3%	4.8%

Operating income (millions)	$1,174	$1,044	$1,148
Percent change	12.4%	(9.0)%	2.9%
Percent of sales	30.2%	27.7%	32.4%

The Display and Graphics segment serves markets that include electronic display, touch screen, traffic safety and commercial graphics. This segment includes optical film and lens solutions for electronic displays; touch screens and touch monitors; computer screen filters; reflective sheeting for transportation safety; and commercial graphics systems. The optical film business provides films that serve numerous market segments of the electronic display industry. 3M provides distinct products for five market segments, including products for: 1) LCD computer monitors 2) LCD televisions 3) handheld devices such as cellular phones 4) notebook PCs and 5) automotive displays. The optical business includes a number of different products that are protected by various patents and groups of patents. The remaining lifetimes of such patents, as well as patents protecting future products, range from less than a few years to more than 10 years. These patents provide varying measures of exclusivity to 3M for a number of such products. 3M’s proprietary manufacturing technology and know-how also provide a competitive advantage to 3M with respect to some of these products.

In 2007, Display and Graphics local-currency sales increased 1.8%, excluding the impact of the Opticom/Canoga business sale. The Company recorded positive sales growth in all major businesses — commercial graphics, traffic safety systems and optical systems. Throughout the year, commercial graphics saw strong performance in the vehicle wrapping market where 3M provides films, inks and other products for this “rolling billboard” industry. The traffic safety systems business also experienced growth for the year, with faster growth internationally as the 3M reflective solutions for highway construction projects are a perfect match in developing economies that are adding infrastructure. In June 2007, 3M completed the sale of its Opticom Priority Control Systems and Canoga Traffic Detection businesses. 3M received proceeds of $80 million from this transaction and recognized an operating income gain of $68 million in the Display and Graphics segment in the second quarter of 2007. In addition, Display and Graphics recorded restructuring and other exit activity expenses of $17 million in 2007. Operating income in 2007 was $1.174 billion, including this aggregate net operating income benefit of $51 million, which contributed 1.3 percentage points of the 30.2% operating income margin. Operating income in 2006 (as discussed below) included $39 million in restructuring expenses. These year-on-year impacts contributed 8.7 percentage points of the reported 12.4% operating income growth.

Optical systems continues to focus on market segmentation, with strong penetration in handhelds, computer displays and LCD televisions. 3M continues to experience attachment rate pressure in LCD desktop monitors and LCD TV segments, although in the fourth quarter of 2007 3M saw a mix-shift back to 1080p LCD TV’s from 720p, which impacts 3M business as 3M films are used more heavily in the 1080p sets. 3M believes over the long term that 1080p LCD TV’s will gain an increasing share of the overall LCD TV market. While 3M remains optimistic about the longer-term prospects for the optical film business, continuing price and attachment rate pressure is expected in 2008. Due to this pressure, 3M expects Display and Graphics operating income margins in 2008 to decline a few percentage points when compared to 2007 (excluding the net operating income benefit of 1.3 percentage points in 2007 discussed in the preceding paragraph). 3M’s continued investment in this business has led to a solid stream of new products. 3M’s brightness enhancement films provide an environmental solution through reduced energy consumption — an increasingly important requirement from both retail customers and government units. 3M has made significant sustainable factory improvements by relentlessly reducing costs and by adding needed capacity to secure future growth.

In 2006, the Display and Graphics business posted local-currency sales growth of 6.0%. Optical film sales volumes increased at double-digit rates in 2006. 3M saw an acceleration in the LCD industry due to strong consumer demand for LCD TV’s, which drove record sales of 3M’s proprietary optical films, despite ongoing downward pricing pressure in these consumer electronic applications. Commercial Graphics, a supplier of large-format graphics solutions that cut across a range of industries, delivered strong double-digit local-currency growth in 2006. Traffic Safety Systems also posted solid local-currency growth. Operating income declined by 9.0%. Operating income included $39 million in restructuring expenses, primarily comprised of asset impairments and severance and related benefits, which negatively impacted operating income growth by 3.4%. These asset impairments relate to decisions the Company made in the fourth quarter of 2006 to exit certain marginal product lines in the Touch Systems and Optical Systems businesses. In optical film, selling price declines, the sales mix shift towards larger LCD displays, and operational challenges related to the Company’s new optical film manufacturing production line penalized operating income in 2006.

Consumer and Office Business (13.9% of consolidated sales):

	2007	2006	2005
Sales (millions)	$3,403	$3,164	$2,926
Sales change analysis:
Local currency (volume and price)	5.0%	7.4%	6.1%
Translation	2.6	0.7	1.0
Total sales change	7.6%	8.1%	7.1%

Operating income (millions)	$688	$629	$609
Percent change	9.3%	3.4%	9.4%
Percent of sales	20.2%	19.9%	20.8%

The Consumer and Office segment serves markets that include consumer retail, office retail, home improvement, building maintenance and other markets. Products in this segment include office supply products, stationery products, construction and home improvement products, home care products, protective material products and consumer health care products.

In 2007, Consumer and Office experienced broad-based local-currency sales growth of 5.0%, led by the construction and home improvement and home cleaning businesses. In construction and home improvement, products such as Scotch™ Blue Painter’s Tape, Filtrete™ home furnace filters and Command™ mounting and fastening products, helped drive results. Geographically, international growth is gaining traction, while a slowdown in the United States was driven by soft overall U.S. retail sales and a soft residential housing environment. Approximately 60% of global sales for this segment are in the United States. Operating income increased 9.3% and now exceeds 20% of sales.

In 2006, Consumer and Office local-currency sales growth of 7.4% was broad-based across the portfolio, led by the construction and home improvement division, which serves the do-it-yourself retail channel. 3M also posted very good sales growth in the mass retail channel and continued to penetrate large key accounts, primarily in the United States, with an array of unique, highly functional products featuring customer-inspired designs. Operating income was $629 million, up 3.4% year on year. 3M experienced slower sales growth in the construction and home improvement market in the fourth quarter of 2006, impacted by a housing slowdown in the United States.

Safety, Security and Protection Services Business (12.6% of consolidated sales):

	2007	2006	2005
Sales (millions)	$3,070	$2,663	$2,320
Sales change analysis:
Local currency (volume and price)	10.8%	13.7%	6.8%
Translation	4.5	1.1	1.0
Total sales change	15.3%	14.8%	7.8%

Operating income (millions)	$611	$549	$513
Percent change	11.3%	7.1%	14.3%
Percent of sales	19.9%	20.6%	22.1%

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

In 2007, local-currency sales in the Safety, Security and Protection Services segment were up 10.8%. Acquisitions contributed 7.4 percentage points of this growth, including a carry-over benefit from the August 2006 acquisition of Security Printing and Systems Limited. In addition, during 2007 3M closed two small, but strategic, gap-filling acquisitions. These included E. Wood, a U.K.-based provider of corrosion protection products and Rochford Thompson, a manufacturer of optical character recognition passport readers used by airlines and immigration authorities. Sales growth was led by the respiratory protection business, followed by the security systems, corrosion protection and building and commercial services businesses. 2007 sales growth was held back by market softness in the U.S. residential construction market, which negatively impacted the roofing granules business. The decline in the roofing granules business reduced Safety, Security and Protection Services 2007 sales growth by approximately 1.5%. Geographically, sales growth was led by Europe and the combined Latin America and Canada area. This segment recorded a restructuring charge of $29 million in the second quarter of 2007 related to the phase-out of operations at its New Jersey roofing granule facility. This included fixed asset impairments and employee-related restructuring liabilities. Including this charge, operating income margins were approximately 20% for total year 2007.

In 2006, local-currency sales in the Safety, Security and Protection Services business were up 13.7%. Growth in the business was driven by strong global demand for personal safety products, especially respiratory protection. Acquisitions contributed 4.1% of growth, primarily due to the Security Printing and Systems Limited acquisition in August 2006. 3M continued to invest in additional respirator capacity, such as a new respirator manufacturing facility in Korea, which will serve the Asia Pacific region. 3M also posted outstanding growth in corrosion protection, a smaller but growing business, which supplies coatings for all types of commercial and industrial applications in a variety of industries. 3M’s roofing granules business experienced a challenging fourth quarter, with a sales decline of nearly 50%, resulting in sales in this business declining nearly 10% when comparing total year 2006 with 2005. Geographically, local-currency growth was positive across all regions of the world, led by Europe and the United States. Operating income increased 7.1% to $549 million in 2006. Operating income includes $10 million in restructuring expenses, primarily severance and related benefits, which negatively impacted operating income growth by 1.9%.

Electro and Communications Business (11.3% of consolidated sales):

	2007	2006	2005
Sales (millions)	$2,775	$2,631	$2,509
Sales change analysis:
Local currency (volume and price)	2.3%	4.0%	1.5%
Translation	3.2	0.8	0.7
Total sales change	5.5%	4.8%	2.2%

Operating income (millions)	$481	$411	$422
Percent change	17.0%	(2.6)%	40.7%
Percent of sales	17.3%	15.6%	16.8%

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

In 2007, the Electro and Communications segment local-currency sales increased 2.3%, including 1.5 percentage points from acquisitions. Strong sales growth in the communications and electrical markets businesses was partially offset by the flexible circuits business, which supplies components primarily to the ink jet printer market. This business continues to penalize segment results as the ink jet market has become commoditized and as a number of applications go end-of-life. Softness in this business held back overall Electro and Communications sales and operating income growth by 2.5 percent and 9.3 percent, respectively. Operating income increased 17% as this segment has driven productivity improvements and taken actions to improve its competitiveness. Operating income in 2007 was penalized by a $23 million charge related to consolidating its global flexible circuits manufacturing operations and $18 million in restructuring expenses, primarily for asset impairment charges related to the Company’s decision to close a facility in Wisconsin. Combined, these two items negatively impacted 2007 operating income by $41 million and operating income margins by 1.5 percentage points.

In 2006, the Electro and Communications business organic local-currency growth of 2.7% was attributable to the electrical and electronics markets. Acquisitions contributed 1.3 percentage points to sales growth. 3M generated good top-line growth in its electrical markets division, which sells a number of insulating, testing and connecting products and solutions to both power utilities and manufacturing OEMs. 3M saw good growth from its electronics markets business, driven by double-digit growth in its semi-conductor and assemblies business. Partially offsetting this was some sales softness in 3M’s U.S. communications markets business due to higher copper costs and a decline in 3M’s visual systems business, which traditionally offered analog overhead and electronic projectors and film. Operating income declined by 2.6% to $411 million. Operating income included $46 million in restructuring expenses, primarily comprised of asset impairments and severance and related benefits, which negatively impacted operating income growth by 10.9%. Operating margins were impacted by rising raw material costs, specifically copper costs, in 3M’s electrical and telecommunications markets businesses.

PERFORMANCE BY GEOGRAPHIC AREA

Financial information related to 3M operations in various geographic areas is provided in Note 17. Operating income results by geographic area were significantly impacted by the gain on sale businesses and other items as discussed in Note A at the end of the preceding overview section. A summary of key information and discussion related to 3M’s geographic areas follow:

Geographic Area	2007			2007 vs. 2006 % Change
Net Sales and							Total
Operating Income		% of	Oper.	Local	Divesti-	Trans-	Sales	Oper.
(Dollars in millions)	Sales	Total	Income	Currency	tures	lation	Change	Income
United States	$8,987	36.7%	$1,692	5.7%	(4.2)%	—	1.5%	(11.3)%
Asia Pacific	6,601	27.0%	2,136	4.9%	(1.3)%	2.0%	5.6%	1.8%
Europe, Middle East and Africa	6,503	26.6%	1,705	11.7%	(6.6)%	8.5%	13.6%	56.1%
Latin America and Canada	2,365	9.7%	665	10.6%	(2.8)%	5.9%	13.7%	5.8%
Other Unallocated	6	—	(5)
Total Company	$24,462	100%	$6,193	7.3%	(3.8)%	3.2%	6.7%	8.7%

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

U.S. local-currency sales increased 5.7%, with acquisitions contributing 3.1 percentage points. U.S. local-currency sales growth was led by Health Care (without Pharmaceuticals) and Industrial and Transportation, which was partially offset by softness in the electronic solutions business and weakness in a few businesses that are impacted by the slowdown in the U.S. housing, road construction and mass retail markets, primarily roofing granules, protective materials, traffic safety and office supply businesses. Asia Pacific local-currency sales increased 4.9%, with all six business segments contributing to this increase. Sales in Japan totaled approximately $2 billion, with local-currency sales up 2% from 2006. European local-currency sales increased 11.7%, with good growth across all segments, especially Safety, Security and Protection Services and Health Care (without Pharmaceuticals). In the combined Latin America and Canada area, local-currency sales increases of 10.6% were led by Industrial and Transportation; Safety, Security and Protection Services; and Health Care (without Pharmaceuticals). Foreign currency translation positively impacted European area sales by 8.5%, the combined Latin America and Canada area sales by 5.9%, and the Asia Pacific area by 2%, as the U.S. dollar weakened against these currencies. For 2007, international operations represented approximately 63% of 3M’s sales.

Since 3M sold its global branded pharmaceuticals business in December 2006 and January 2007, both sales growth and operating income were negatively impacted when comparing 2007 to 2006. Sales in 2006 for pharmaceuticals totaled $332 million in the United States, $315 million in the Europe, Middle East and Africa area, $77 million in the Asia Pacific area, and $50 million in the Latin America and Canada area. In 2007, the gain on sale of businesses and a gain on sale of real estate, net of restructuring and other items, increased worldwide operating income by $681 million, with the largest impact in the Europe, Middle East and Africa area. In 2006, the gain on sale, restructuring and other items increased worldwide operating income by $523 million, with the largest impact in the United States. These items are discussed in more detail in the preceding overview section.

Geographic Area Supplemental Information

(Millions, except	Employees as of			Capital			Property, Plant and
Employees)	December 31,			Spending			Equipment — net
	2007	2006	2005	2007	2006	2005	2007	2006	2005

United States	34,138	34,553	33,033	$841	$692	$532	$3,668	$3,382	$3,291
Asia Pacific	12,970	12,487	11,574	299	252	228	1,116	959	865
Europe, Middle East and Africa	17,675	17,416	16,722	203	134	120	1,308	1,162	1,076
Latin America and Canada	11,456	10,877	9,898	79	90	63	490	404	361
Total Company	76,239	75,333	71,227	$1,422	$1,168	$943	$6,582	$5,907	$5,593

Employment:

Employment increased by approximately 900 people since year-end 2006, with acquisitions adding approximately 2,500 employees, while restructuring and the pharmaceuticals divestiture reduced employment. Employment increased by approximately 4,100 people in 2006 compared with 2005, partially due to acquisitions, with more than 750 people added by 3M’s three largest 2006 acquisitions alone. In addition, 3M has increased employees in faster-growing areas of the world, such as Brazil, India, Russia, China and Poland, where on a local-currency basis sales increased more than 15% in both 2007 and 2006.

Capital Spending/Net Property, Plant and Equipment:

The bulk of 3M capital spending historically has been in the United States, resulting in higher net property, plant and equipment balances in the United States. The Company is striving to more closely align its manufacturing and sourcing with geographic market sales, and because approximately 63% of sales are outside the United States, this would increase production outside the United States, helping to improve customer service and reduce working capital requirements. Capital expenditures were $1.422 billion in 2007 and are expected to total $1.3 billion to $1.4 billion in 2008.

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

The Company believes its most critical accounting estimates relate to legal proceedings, the Company’s pension and postretirement obligations, asset impairments and income taxes. Senior management has discussed the development, selection and disclosure of its critical accounting estimates with the Audit Committee of 3M’s Board of Directors.

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

The Company determines the discount rate used to measure plan liabilities as of the December 31 measurement date for the U.S. pension and postretirement benefit plans. The discount rate reflects the current rate at which the associated liabilities could be effectively settled at the end of the year. In estimating this rate, the Company looks at rates of return on fixed-income investments of similar duration to the liabilities in the plan that receive high, investment grade ratings by recognized ratings agencies. Using this methodology, the Company determined a discount rate of 6.00% to be appropriate as of December 31, 2007, which is an increase of 0.25 of a percentage point from the rate used as of December 31, 2006.

A significant element in determining the Company’s pension expense in accordance with SFAS No. 87 is the expected return on plan assets, which is based on historical results for similar allocations among asset classes. For the U.S. pension plan, the Company’s assumption for the expected return on plan assets was 8.75% for 2007 and will be reduced to 8.50% for 2008. Refer to Note 11 for information on how this rate is determined.

For the year ended December 31, 2007, the Company recognized total consolidated pre-tax pension expense (after settlements, curtailments and special termination benefits) of $190 million, down from $347 million in 2006. Pension expense (before settlements, curtailments and special termination benefits) is anticipated to decrease to approximately $90 million in 2008. For the pension plans, holding all other factors constant, an increase/decrease in the expected long-term rate of return on plan assets of 0.25 of a percentage point would decrease/increase 2008 pension expense by approximately $26 million for U.S. pension plans and approximately $11 million for international pension plans. Also, holding all other factors constant, an increase/decrease in the discount rate used to measure plan liabilities of 0.25 of a percentage point would decrease/increase 2008 pension expense by approximately $32 million for U.S. pension plans and approximately $21 million for international pension plans. See Note 11 for details of the impact of a one percentage point change in assumed health care trend rates on the postretirement health care benefit expense and obligation.

Asset Impairments:

3M net property, plant and equipment totaled $6.6 billion as of December 31, 2007. Management makes estimates and assumptions in preparing the consolidated financial statements for which actual results will emerge over long periods of time. This includes the recoverability of long-lived assets employed in the business, including assets of acquired businesses. These estimates and assumptions are closely monitored by management and periodically adjusted as circumstances warrant. For instance, expected asset lives may be shortened or an impairment recorded based on a change in the expected use of the asset or performance of the related business reporting unit. Impairments recorded in 2007 and 2006 related to restructuring actions and other exit activities are discussed in Note 4.

3M goodwill totaled approximately $4.6 billion as of December 31, 2007, which, based on impairment testing, is not impaired. Impairment testing for goodwill is done at a reporting unit level. Reporting units are one level below the business segment level, but can be combined when reporting units within the same segment have similar economic characteristics. The majority of goodwill relates to and is assigned directly to a specific reporting unit. An impairment loss generally would be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. The estimated fair value of a reporting unit is determined using earnings for the reporting unit multiplied by a price/earnings ratio for comparable industry groups, or by using a discounted cash flow analysis.

Income Taxes:

The extent of 3M’s operations involves dealing with uncertainties and judgments in the application of complex tax regulations in a multitude of jurisdictions. The final taxes paid are dependent upon many factors, including negotiations with taxing authorities in various jurisdictions and resolution of disputes arising from federal, state, and international tax audits. The Company recognizes potential liabilities and records tax liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on its estimate of whether, and the extent to which, additional taxes will be due. As of January 1, 2007, the Company follows FIN 48 guidance to record these liabilities (refer to Note 8 for additional information). The Company adjusts these reserves in light of changing facts and circumstances; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the Company’s current estimate of the tax liabilities. If the Company’s estimate of tax liabilities proves to be less than the ultimate assessment, an additional charge to expense would result. If payment of these amounts ultimately proves to be less than the recorded amounts, the reversal of the liabilities would result in tax benefits being recognized in the period when the Company determines the liabilities are no longer necessary.

NEW ACCOUNTING PRONOUNCEMENTS

Information regarding new accounting pronouncements is included in Note 1 to the Consolidated Financial Statements.

FINANCIAL CONDITION AND LIQUIDITY

The Company generates significant ongoing cash flow. Increases in long-term debt have been used, in part, to fund share repurchase activities and acquisitions. On November 15, 2007, 3M (Safety, Security and Protection Services Business) announced that it had entered into a definitive agreement for 3M’s acquisition of 100 percent of the outstanding shares of Aearo Holding Corp.  a global leader in the personal protection industry that manufactures and markets personal protection and energy absorbing products  for approximately $1.2 billion. The sale is expected to close towards the end of the first quarter of 2008.

At December 31
(Millions)	2007	2006	2005

Total Debt	$4,920	$3,553	$2,381
Less: Cash, cash equivalents and marketable securities	2,955	2,084	1,072
Net Debt	$1,965	$1,469	$1,309

Cash, cash equivalents and marketable securities at December 31, 2007 totaled approximately $3 billion, helped by strong cash flow generation and by the timing of debt issuances. At December 31, 2006, cash balances were higher due to the significant pharmaceuticals sales proceeds received in December 2006. 3M believes its ongoing cash flows provide ample cash to fund expected investments and capital expenditures. The Company has sufficient access to capital markets to meet currently anticipated growth and acquisition investment funding needs. The Company does not utilize derivative instruments linked to the Company’s stock. However, the Company does have contingently convertible debt that, if conditions for conversion are met, is convertible into shares of 3M common stock (refer to Note 10 in this document).

The Company’s financial condition and liquidity are strong. Various assets and liabilities, including cash and short-term debt, can fluctuate significantly from month to month depending on short-term liquidity needs. Working capital (defined as current assets minus current liabilities) totaled $4.476 billion at December 31, 2007, compared with $1.623 billion at December 31, 2006. Working capital was higher primarily due to increases in cash and cash equivalents, short-term marketable securities, receivables and inventories and decreases in short-term debt and accrued income taxes.

The Company’s liquidity remains strong, with cash, cash equivalents and marketable securities at December 31, 2007 totaling approximately $3 billion. Primary short-term liquidity needs are provided through U.S. commercial paper and euro commercial paper issuances. As of December 31, 2007, outstanding total commercial paper issued totaled $349 million and averaged $1.249 billion during 2007. The Company believes it unlikely that its access to the commercial paper market will be restricted. In June 2007, the Company established a medium-term notes program through which up to $3 billion of medium-term notes may be offered, with remaining shelf borrowing capacity of $2.5 billion as of December 31, 2007. On April 30, 2007, the Company replaced its $565-million credit facility with a new $1.5-billion five-year credit facility, which has provisions for the Company to request an increase of the facility up to $2 billion (at the lenders’ discretion), and providing for up to $150 million in letters of credit. As of December 31, 2007, there are $110 million in letters of credit drawn against the facility. At December 31, 2007, available short-term committed lines of credit internationally totaled approximately $67 million, of which $13 million was utilized. Debt covenants do not restrict the payment of dividends. The Company has a “well-known seasoned issuer” shelf registration statement, effective February 24, 2006, to register an indeterminate amount of debt or equity securities for future sales. The Company intends to use the proceeds from future securities sales off this shelf for general corporate purposes.

At December 31, 2007, certain debt agreements ($350 million of dealer remarketable securities and $87 million of ESOP debt) had ratings triggers (BBB-/Baa3 or lower) that would require repayment of debt. The Company has an AA credit rating, with a stable outlook, from Standard & Poor’s and an Aa1 credit rating, with a negative outlook, from Moody’s Investors Service. In addition, under the $1.5-billion five-year credit facility agreement, 3M is required to maintain its EBITDA to Interest Ratio as of the end of each fiscal quarter at not less than 3.0 to 1. This is calculated (as defined in the agreement) as the ratio of consolidated total EBITDA for the four consecutive quarters then ended to total interest expense on all funded debt for the same period. At December 31, 2007, this ratio was approximately 35 to 1.

3M’s cash and cash equivalents balance at December 31, 2007 totaled $1.896 billion, with an additional $1.059 billion in current and long-term marketable securities. 3M’s strong balance sheet and liquidity provide the Company with significant flexibility to take advantage of numerous opportunities going forward. The Company will continue to invest in its operations to drive growth, including continual review of acquisition opportunities. As previously discussed, 3M expects to complete the acquisition of Aearo Holding Corp. for approximately $1.2 billion in 2008. 3M paid dividends of $1.380 billion in 2007, and has a long history of dividend increases. In February 2008, the Board of Directors increased the quarterly dividend on 3M common stock by 4.2% to 50 cents per share, equivalent to an annual dividend of $2.00 per share. In February 2007, 3M’s Board of Directors authorized a two-year share repurchase of up to $7.0 billion for the period from February 12, 2007 to February 28, 2009. At December 31, 2007, the Company has $4.1 billion remaining under this authorization, which the Company does not currently expect to fully utilize by February 28, 2009.

In 2008, the Company expects to contribute an amount in the range of $100 million to $400 million to its U.S. and international pension plans. The Company does not have a required minimum pension contribution obligation for its U.S. plans in 2008. Therefore, the amount of the anticipated discretionary contribution could vary significantly depending on the U.S.-plans funding status as of the 2008 measurement date and the anticipated tax deductibility of the contribution. Future contributions will also depend on market conditions, interest rates and other factors. 3M believes its strong cash flow and balance sheet will allow it to fund future pension needs without compromising growth opportunities.

The Company uses various working capital measures that place emphasis and focus on certain working capital assets and liabilities. These measures are not defined under U.S. generally accepted accounting principles and may not be computed the same as similarly titled measures used by other companies. One of the primary working capital measures 3M uses is a combined index, which includes accounts receivable, inventory and accounts payable. This combined index (defined as quarterly net sales — fourth quarter at year-end — multiplied by four, divided by ending net accounts receivable plus inventory less accounts payable) was 5.3 at December 31, 2007, down from 5.4 at December 31, 2006. Receivables increased $260 million, or 8.4%, compared with December 31, 2006. Currency translation increased accounts receivable by $159 million year-on-year, as the U.S. dollar weakened in aggregate against a multitude of currencies. Inventories increased $251 million, or 9.7%, compared with December 31, 2006. Currency translation increased inventories by $132 million year-on-year. Accounts payable increased $103 million compared with December 31, 2006, with $65 million of this year-on-year increase related to currency translation.

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

Cash Flows from Operating Activities:

Years ended December 31
(Millions)	2007	2006	2005

Net income	$4,096	$3,851	$3,111
Depreciation and amortization	1,072	1,079	986
Company pension contributions	(376)	(348)	(654)
Company postretirement contributions	(3)	(37)	(134)
Company pension expense	190	347	331
Company postretirement expense	65	93	106
Stock-based compensation expense	228	200	155
Gain from sale of businesses	(849)	(1,074)	—
Income taxes (deferred and accrued income taxes)	(34)	(178)	402
Excess tax benefits from stock-based compensation	(74)	(60)	(54)
Accounts receivable	(35)	(103)	(184)
Inventories	(54)	(309)	(294)
Accounts payable	(4)	68	113
Product and other insurance receivables and claims	158	58	122
Other — net	(105)	252	198
Net cash provided by operating activities	$4,275	$3,839	$4,204

Cash flows from operating activities can fluctuate significantly from period to period, as pension funding decisions, tax timing differences and other items can significantly impact cash flows. In both 2007 and 2006, the Company made discretionary contributions of $200 million to its U.S. qualified pension plan, and in 2005 made discretionary contributions totaling $500 million.

In 2007, cash flows provided by operating activities increased $436 million, including an increase in net income of $245 million. Since the gain from sale of businesses is included in and increases net income, the pre-tax gain from the sale of the businesses must be subtracted, as shown above, to properly reflect operating cash flows. The cash proceeds from the sale of the pharmaceuticals business are shown as part of cash from investing activities; however, when the related taxes are paid they are required to be shown as part of cash provided by operating activities. Thus, operating cash flows for 2007 were penalized due to cash income tax payments of approximately $630 million in 2007 that related to the sale of the global branded pharmaceuticals business. Non-pharmaceutical related cash income tax payments were approximately $475 million lower than 2006 due to normal timing differences in tax payments, which benefited cash flows. Accounts receivable and inventory increases reduced cash flows in 2007, but decreased cash flow less than in 2006, resulting in a year-on-year benefit to cash flows of $323 million. The category “Other-net” in the preceding table reflects changes in other asset and liability accounts, including the impact of cash payments made in connection with 3M’s restructuring actions (Note 4).

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

Cash Flows from Investing Activities:

Years ended December 31
(Millions)	2007	2006	2005
Purchases of property, plant and equipment (PP&E)	$(1,422)	$(1,168)	$(943)
Proceeds from sale of PP&E and other assets	103	49	41
Acquisitions, net of cash acquired	(539)	(888)	(1,293)
Proceeds from sale of businesses	897	1,209	—
Purchases and proceeds from sale or maturities of marketable securities and investments — net	(406)	(662)	(46)
Net cash used in investing activities	$(1,367)	$(1,460)	$(2,241)

Investments in property, plant and equipment enable growth in diverse markets, helping to meet product demand and increasing manufacturing efficiency. In 2007, numerous plants were opened or expanded internationally. This included two facilities in Korea (respirator manufacturing facility and optical plant), an optical plant in Poland, industrial adhesives/tapes facilities in both Brazil and the Philippines, a plant in Russia (corrosion protection, industrial adhesive and tapes, and respirators), a plant in China (optical systems, industrial adhesives and tapes, and personal care), an expansion in Canada (construction and home improvement business), in addition to investments in India, Mexico and other countries. In addition, 3M expanded manufacturing capabilities in the U.S., including investments in industrial adhesives/tapes and optical. 3M also exited several high-cost underutilized manufacturing facilities and streamlined several supply chains by relocating equipment from one facility to another. The streamlining work has primarily occurred inside the U.S. and is in addition to the streamlining achieved through plant construction. As a result of this increased activity, capital expenditures were $1.422 billion in 2007, an increase of $254 million when compared to 2006. The Company expects capital expenditures to total approximately $1.3 billion to $1.4 billion in 2008. Refer to the preceding “Capital Spending/Net Property, Plant and Equipment” section for more detail.

Refer to Note 2 for information on 2007, 2006 and 2005 acquisitions. Note 2 also provides information on the proceeds from the sale of businesses. The Company is actively considering additional acquisitions, investments and strategic alliances, and from time to time may also divest certain businesses.

Purchases of marketable securities and investments and proceeds from sale (or maturities) of marketable securities and investments are primarily attributable to asset-backed securities, agency securities, corporate medium-term note securities, auction rate securities and other securities, which are classified as available-for-sale. Refer to Note 9 for more details about 3M’s diversified marketable securities portfolio, which totaled $1.059 billion as of December 31, 2007. Purchases of marketable securities, net of sales and maturities, totaled $429 million for 2007 and $637 million for 2006. Purchases of investments in 2005 include the purchase of 19% of TI&M Beteiligungsgesellschaft mbH for approximately $55 million, which is reported as “Investments” in the Consolidated Balance Sheet and as “Purchases of marketable securities and investments” in the Consolidated Statement of Cash Flows. The recovery of approximately $25 million of this investment in 2007 reduced “Investments” and is shown in cash flows within “Proceeds from sale of marketable securities and investments.” This investment is discussed in more detail under the preceding section entitled Industrial and Transportation Business. Additional purchases of investments include additional survivor benefit insurance and equity investments.

Cash Flows from Financing Activities:

Years ended December 31
(Millions)	2007	2006	2005

Change in short-term debt — net	$(1,222)	$882	$(258)
Repayment of debt (maturities greater than 90 days)	(1,580)	(440)	(656)
Proceeds from debt (maturities greater than 90 days)	4,024	693	429
Total cash change in debt	$1,222	$1,135	$(485)
Purchases of treasury stock	(3,239)	(2,351)	(2,377)
Reissuances of treasury stock	796	523	545
Dividends paid to stockholders	(1,380)	(1,376)	(1,286)
Excess tax benefits from stock-based compensation	74	60	54
Distributions to minority interests and other — net	(20)	(52)	(76)
Net cash used in financing activities	$(2,547)	$(2,061)	$(3,625)

Total debt at December 31, 2007, was $4.920 billion, up from $3.553 billion at year-end 2006. The net change in short-term debt is primarily due to commercial paper activity. In 2007, the repayment of debt for maturities greater than 90 days is primarily comprised of commercial paper repayments of approximately $1.15 billion and the November 2007 redemption of approximately $322 million in Convertible Notes. In 2007, proceeds from debt included long-term debt and commercial paper issuances totaling approximately $4 billion. This was comprised of Eurobond issuances in December 2007 and July 2007 totaling approximately $1.5 billion in U.S. dollars, a March 2007 long-term debt issuance of $750 million and a December 2007 fixed rate note issuance of $500 million, plus commercial paper issuances (maturities greater than 90 days) of approximately $1.25 billion. Increases in long-term debt have been used, in part, to fund share repurchase activities. The Company accelerated purchases of treasury stock when compared to prior years, buying back $3.2 billion in shares in 2007. Total debt was 30% of total capital (total capital is defined as debt plus equity), compared with 26% at year-end 2006.

Debt securities, including 2007 debt issuances, the Company’s shelf registration, dealer remarketable securities and Convertible Notes, are all discussed in more detail in Note 10. The Company has a “well-known seasoned issuer” shelf registration statement, effective February 24, 2006, to register an indeterminate amount of debt or equity securities for future sales. On June 15, 2007, the Company registered 150,718 shares of the Company’s common stock under this shelf on behalf of and for the sole benefit of the selling stockholders in connection with the Company’s acquisition of assets of Diamond Productions, Inc. The Company intends to use the proceeds from future securities sales off this shelf for general corporate purposes. In connection with this shelf registration, in June 2007 the Company established a medium-term notes program through which up to $3 billion of medium-term notes may be offered. In December 2007, 3M issued a five-year, $500 million, fixed rate note with a coupon rate of 4.65% under this medium-term notes program. This program has a remaining capacity of $2.5 billion as of December 31, 2007.

The Company’s $350 million of dealer remarketable securities (classified as current portion of long-term debt) were remarketed for one year in December 2007. At December 31, 2007, $350 million of dealer remarketable securities (final maturity 2010) and $62 million of floating rate notes (final maturity 2044) are classified as current portion of long-term debt as the result of put provisions associated with these debt instruments. The Company has Convertible Notes with a book value of $222 million at December 31, 2007. The next put option date for these Convertible Notes is November 2012. In November 2007, 364,598 outstanding bonds were redeemed resulting in a payout from 3M of approximately $322 million.

Repurchases of common stock are made to support the Company’s stock-based employee compensation plans and for other corporate purposes. In February 2007, 3M’s Board of Directors authorized a two-year share repurchase of up to $7.0 billion for the period from February 12, 2007 to February 28, 2009. As of December 31, 2007, approximately $4.1 billion remained available for repurchase. Refer to the table titled “Issuer Purchases of Equity Securities” in Part II, Item 5, for more information.

Cash dividends paid to stockholders totaled $1.380 billion ($1.92 per share) in 2007, $1.376 billion ($1.84 per share) in 2006 and $1.286 billion ($1.68 per share) in 2005. 3M has paid dividends since 1916. In February 2008, the Board of Directors increased the quarterly dividend on 3M common stock by 4.2% to 50 cents per share, equivalent to an annual dividend of $2.00 per share. This marked the 50th consecutive year of dividend increases. Other cash flows from financing activities primarily include distributions to minority interests, excess tax benefits from stock-based compensation, changes in cash overdraft balances, and principal payments for capital leases.

Off-Balance Sheet Arrangements and Contractual Obligations:

As of December 31, 2007, the Company has not utilized special purpose entities to facilitate off-balance sheet financing arrangements. 3M’s accrued product warranty liabilities, recorded on the Consolidated Balance Sheet as part of current and long-term liabilities, are estimated at approximately $21 million. 3M does not consider this amount to be material. The fair value of 3M guarantees of loans with third parties and other guarantee arrangements are not material.

In addition to guarantees, 3M, in the normal course of business, periodically enters into agreements that require the Company to indemnify either major customers or suppliers for specific risks, such as claims for injury or property damage arising out of the use of 3M products or the negligence of 3M personnel, or claims alleging that 3M products infringe third-party patents or other intellectual property. While 3M’s maximum exposure under these indemnification provisions cannot be estimated, these indemnifications are not expected to have a material impact on the Company’s consolidated results of operations or financial condition.

A summary of the Company’s significant contractual obligations as of December 31, 2007, follows:

Contractual Obligations

		Payments due by year
							After
(Millions)	Total	2008	2009	2010	2011	2012	2012
Long-term debt, including current portion (Note 10)	$4,559	$540	$477	$24	$—	$500	$3,018
Interest on long-term debt	2,671	211	185	170	169	169	1,767
Operating leases (Note 13)	441	98	79	58	35	30	141
Capital leases (Note 13)	84	7	6	6	6	5	54
Unconditional purchase obligations and other	787	626	120	33	5	2	1
Total contractual cash obligations	$8,542	$1,482	$867	$291	$215	$706	$4,981

Long-term debt payments due in 2008 include $350 million of dealer remarketable securities (final maturity 2010) and $62 million of floating rate notes (final maturity 2044). These securities are classified as the current portion of long-term debt as the result of put provisions associated with these debt instruments.

Unconditional purchase obligations are defined as an agreement to purchase goods or services that is enforceable and legally binding on the Company. Included in the unconditional purchase obligations category above are certain obligations related to take or pay contracts, capital commitments, service agreements and utilities. These estimates include both unconditional purchase obligations with terms in excess of one year and normal ongoing purchase obligations with terms of less than one year. Many of these commitments relate to take or pay contracts, in which 3M guarantees payment to ensure availability of products or services that are sold to customers. The Company expects to receive consideration (products or services) for these unconditional purchase obligations. Contractual capital commitments are included in the preceding table, but these commitments represent a small part of the Company’s expected capital spending in 2008 and beyond. The purchase obligation amounts do not represent the entire anticipated purchases in the future, but represent only those items for which the Company is contractually obligated. The majority of 3M’s products and services are purchased as needed, with no unconditional commitment. For this reason, these amounts will not provide a reliable indicator of the Company’s expected future cash outflows on a stand-alone basis.

Other obligations, included in the preceding table within the caption entitled “Unconditional purchase obligations and other,” include the current portion of the liability for uncertain tax positions under FIN 48. The Company is not able to reasonably estimate the timing of the long-term payments or the amount by which the liability will increase or decrease over time; therefore, the long-term portion of the liability of $304 million is excluded from the preceding table. Refer to Note 8 for further details.

As discussed in Note 11, the Company does not have a required minimum pension contribution obligation for its U.S. plans in 2008 and Company contributions to its U.S. and international pension plans are expected to be largely discretionary in 2008 and future years; therefore, amounts related to these plans are not included in the preceding table.

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

A Monte Carlo simulation technique was used to test the Company’s exposure to changes in currency and interest rates and assess the risk of loss or benefit in after-tax earnings of financial instruments, derivatives and underlying exposures outstanding at December 31, 2007. The model (third-party bank dataset) used a 95% confidence level over a 12-month time horizon. The model used analyzed 17 currencies, interest rates related to three currencies, and five commodities, but does not purport to represent what actually will be experienced by the Company. This model does not include certain hedge transactions, because the Company believes their inclusion would not materially impact the results. The following table summarizes the possible adverse and positive impacts to after-tax earnings related to these exposures.

	Adverse impact on		Positive impact on
(Millions)	after-tax earnings		after-tax earnings
	2007	2006	2007	2006
Foreign exchange rates	$(54)	$(56)	$57	$61
Interest rates	(13)	(15)	15	17
Commodity rates	(3)	(6)	2	5

The global exposures related to purchased components and materials are such that a 1% price change would result in a pre-tax cost or savings of approximately $60 million per year. The global energy exposure is such that a 10% price change would result in a pre-tax cost or savings of approximately $38 million per year. Derivative instruments are used to hedge approximately 1% of the purchased components and materials exposure and are used to hedge approximately 10% of this energy exposure.

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

3M Company

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining an adequate system of internal control over financial reporting. Management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on the assessment, management concluded that, as of December 31, 2007, the Company’s internal control over financial reporting is effective.

The Company’s internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007.

3M Company

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of 3M Company:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of 3M Company and its subsidiaries (the “Company”) at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in “Management’s Report on Internal Control Over Financial Reporting” in the accompanying index. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for conditional asset retirement obligations in 2005, the manner in which it accounts for defined benefit pension and other post-retirement plans in 2006, and the manner in which it accounts for uncertain tax positions in 2007.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Minneapolis, Minnesota

February 11, 2008

Consolidated Statement of Income

3M Company and Subsidiaries
Years ended December 31
(Millions, except per share amounts)	2007	2006	2005
Net sales	$24,462	$22,923	$21,167
Operating expenses
Cost of sales	12,735	11,713	10,408
Selling, general and administrative expenses	5,015	5,066	4,631
Research, development and related expenses	1,368	1,522	1,274
Gain on sale of businesses	(849)	(1,074)	—
Total	18,269	17,227	16,313
Operating income	6,193	5,696	4,854

Interest expense and income
Interest expense	210	122	82
Interest income	(132)	(51)	(56)
Total	78	71	26

Income before income taxes, minority interest and cumulative effect of accounting change	6,115	5,625	4,828
Provision for income taxes	1,964	1,723	1,627
Minority interest	55	51	55
Income before cumulative effect of accounting change	4,096	3,851	3,146
Cumulative effect of accounting change	—	—	(35)
Net income	$4,096	$3,851	$3,111

Weighted average common shares outstanding — basic	718.3	747.5	764.9
Earnings per share — basic
Income before cumulative effect of accounting change	$5.70	$5.15	$4.11
Cumulative effect of accounting change	—	—	(0.04)
Net income	$5.70	$5.15	$4.07

Weighted average common shares outstanding — diluted	732.0	761.0	781.3
Earnings per share — diluted
Income before cumulative effect of accounting change	$5.60	$5.06	$4.03
Cumulative effect of accounting change	—	—	(0.05)
Net income	$5.60	$5.06	$3.98

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

Consolidated Balance Sheet

3M Company and Subsidiaries
At December 31
(Dollars in millions, except per share amount)	2007	2006
Assets
Current assets
Cash and cash equivalents	$1,896	$1,447
Marketable securities — current	579	471
Accounts receivable — net of allowances of $75 and $71	3,362	3,102
Inventories
Finished goods	1,349	1,235
Work in process	880	795
Raw materials and supplies	623	571
Total inventories	2,852	2,601
Other current assets	1,149	1,325
Total current assets	9,838	8,946

Marketable securities — non-current	480	166
Investments	298	314
Property, plant and equipment	18,390	17,017
Less: Accumulated depreciation	(11,808)	(11,110)
Property, plant and equipment — net	6,582	5,907
Goodwill	4,589	4,082
Intangible assets — net	801	708
Prepaid pension and postretirement benefits	1,378	395
Other assets	728	776
Total assets	$24,694	$21,294

Liabilities and Stockholders’ Equity
Current liabilities
Short-term borrowings and current portion of long-term debt	$901	$2,506
Accounts payable	1,505	1,402
Accrued payroll	580	520
Accrued income taxes	543	1,134
Other current liabilities	1,833	1,761
Total current liabilities	5,362	7,323

Long-term debt	4,019	1,047
Other liabilities	3,566	2,965
Total liabilities	$12,947	$11,335

Commitments and contingencies (Note 13)

Stockholders’ equity
Common stock, par value $.01 per share	9	9
Shares outstanding — 2007: 709,156,031
Shares outstanding — 2006: 734,362,802
Additional paid-in capital	2,785	2,484
Retained earnings	20,316	17,933
Treasury stock	(10,520)	(8,456)
Unearned compensation	(96)	(138)
Accumulated other comprehensive income (loss)	(747)	(1,873)
Stockholders’ equity — net	11,747	9,959
Total liabilities and stockholders’ equity	$24,694	$21,294

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

Consolidated Statement of Changes in Stockholders’ Equity and Comprehensive Income

3M Company and Subsidiaries
Years Ended December 31
(Millions)	2007	2006	2005
Common Stock, par value	$9	$9	$9

Additional Paid-in Capital
Beginning balance	2,484	2,225	2,018
Stock-based compensation expense (excluding tax benefit)	228	200	155
Stock-based compensation tax benefit	73	59	52
Ending balance	2,785	2,484	2,225

Retained Earnings
Beginning balance	17,933	15,715	14,198
Adjustment to beginning balance to initially apply FIN 48	(1)	—	—
Net income	4,096	3,851	3,111
Dividends paid	(1,380)	(1,376)	(1,286)
Issuances pursuant to stock option and benefit plans	(332)	(257)	(308)
Ending balance	20,316	17,933	15,715

Treasury Stock
Beginning balance	(8,456)	(6,965)	(5,503)
Reacquired stock	(3,237)	(2,332)	(2,377)
Issuances pursuant to stock option and benefit plans	1,160	841	915
Issuances pursuant to acquisitions	13	—	—
Ending balance	(10,520)	(8,456)	(6,965)

Unearned Compensation
Beginning balance	(138)	(178)	(196)
Amortization of unearned compensation	42	40	18
Ending balance	(96)	(138)	(178)

Accumulated Other Comprehensive Income (Loss)
Beginning balance	(1,873)	(411)	132
Cumulative translation adjustment	532	506	(578)
Defined benefit pension plans adjustment	614	7	(46)
Adjustment to initially apply SFAS No. 158	—	(1,918)	—
Debt and equity securities — unrealized gain (loss)	(10)	(1)	1
Cash flow hedging instruments — unrealized gain (loss)	(10)	(56)	80
Ending balance	(747)	(1,873)	(411)

Total Stockholder’s Equity	$11,747	$9,959	$10,395

Comprehensive Income
Net income	4,096	3,851	3,111
Cumulative translation adjustment	532	506	(578)
Defined benefit pension plans adjustment	614	7	(46)
Debt and equity securities — unrealized gain (loss)	(10)	(1)	1
Cash flow hedging instruments — unrealized gain (loss)	(10)	(56)	80
Total Comprehensive Income	$5,222	$4,307	$2,568

Supplemental share information:	2007	2006	2005
Treasury stock
Beginning balance	209.7	189.5	170.5
Reacquired stock	39.7	31.2	30.7
Issuances pursuant to stock options and benefit plans	(14.3)	(11.0)	(11.7)
Issuances pursuant to acquisitions	(0.2)	—	—
Ending balance	234.9	209.7	189.5

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

Consolidated Statement of Cash Flows

3M Company and Subsidiaries
Years ended December 31
(Millions)	2007	2006	2005

Cash Flows from Operating Activities
Net income	$4,096	$3,851	$3,111
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,072	1,079	986
Company pension and postretirement contributions	(379)	(385)	(788)
Company pension and postretirement expense	255	440	437
Stock-based compensation expense	228	200	155
Gain from sale of businesses	(849)	(1,074)	—
Deferred income taxes	11	(316)	132
Excess tax benefits from stock-based compensation	(74)	(60)	(54)
Changes in assets and liabilities
Accounts receivable	(35)	(103)	(184)
Inventories	(54)	(309)	(294)
Accounts payable	(4)	68	113
Accrued income taxes	(45)	138	270
Product and other insurance receivables and claims	158	58	122
Other — net	(105)	252	198
Net cash provided by operating activities	4,275	3,839	4,204

Cash Flows from Investing Activities
Purchases of property, plant and equipment (PP&E)	(1,422)	(1,168)	(943)
Proceeds from sale of PP&E and other assets	103	49	41
Acquisitions, net of cash acquired	(539)	(888)	(1,293)
Purchases of marketable securities and investments	(8,194)	(3,253)	(1,627)
Proceeds from sale of marketable securities and investments	6,902	2,287	1,573
Proceeds from maturities of marketable securities	886	304	8
Proceeds from sale of businesses	897	1,209	—
Net cash used in investing activities	(1,367)	(1,460)	(2,241)

Cash Flows from Financing Activities
Change in short-term debt — net	(1,222)	882	(258)
Repayment of debt (maturities greater than 90 days)	(1,580)	(440)	(656)
Proceeds from debt (maturities greater than 90 days)	4,024	693	429
Purchases of treasury stock	(3,239)	(2,351)	(2,377)
Reissuances of treasury stock	796	523	545
Dividends paid to stockholders	(1,380)	(1,376)	(1,286)
Distributions to minority interests	(20)	(38)	(56)
Excess tax benefits from stock-based compensation	74	60	54
Other — net	—	(14)	(20)
Net cash used in financing activities	(2,547)	(2,061)	(3,625)

Effect of exchange rate changes on cash and cash equivalents	88	57	(23)
Net increase/(decrease) in cash and cash equivalents	449	375	(1,685)
Cash and cash equivalents at beginning of year	1,447	1,072	2,757
Cash and cash equivalents at end of year	$1,896	$1,447	$1,072

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

Goodwill: Goodwill is the excess of cost of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a business combination. Goodwill is not amortized. Goodwill is tested for impairment annually, and will be tested for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Impairment testing for goodwill is done at a reporting unit level. Reporting units are one level below the business segment level, but can be combined when reporting units within the same segment have similar economic characteristics. The majority of goodwill relates to and is assigned directly to specific reporting units. An impairment loss generally would be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. The estimated fair value of a reporting unit is determined using earnings for the reporting unit multiplied by a price/earnings ratio for comparable industry groups, or by using a discounted cash flow analysis. The Company completed its annual goodwill impairment test in the fourth quarter of 2007 and determined that no goodwill was impaired.

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

Accounts Receivable and Allowances: Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company maintains allowances for bad debts, cash discounts, product returns and various other items. The allowance for doubtful accounts and product returns is based on the best estimate of the amount of probable credit losses in existing accounts receivable and anticipated sales returns. The Company determines the allowances based on historical write-off experience by industry and regional economic data and historical sales returns. The Company reviews the allowance for doubtful accounts monthly. The Company does not have any significant off-balance-sheet credit exposure related to its customers.

Advertising and merchandising: These costs are charged to operations in the year incurred, and totaled $469 million in 2007, $471 million in 2006 and $457 million in 2005.

Research, development and related expenses: These costs are charged to operations in the year incurred and are shown on a separate line of the Consolidated Statement of Income. Research, development and related expenses totaled $1.368 billion in 2007, $1.522 billion in 2006 and $1.274 billion in 2005. In 2006, this included a $95 million in-process research and development charge (discussed in Note 2) and $75 million in restructuring actions (Note 4). Research and development expenses, covering basic scientific research and the application of scientific advances in the development of new and improved products and their uses, totaled $788 million in 2007 compared to $943 million in 2006, decreasing due to the $95 million for purchased in-process research and development discussed above and also due to the pharmaceuticals business divestiture (Note 2). Research and development expenses totaled $818 million in 2005. Related expenses primarily include technical support provided by 3M to customers who are using existing 3M products, and internally developed patent costs, which include costs and fees incurred to prepare, file, secure and maintain patents.

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

Income taxes: The provision for income taxes is determined using the asset and liability approach. Under this approach, deferred income taxes represent the expected future tax consequences of temporary differences between the carrying amounts and tax basis of assets and liabilities. The Company records a valuation allowance to reduce its deferred tax assets when uncertainty regarding their reliability exists. As of December 31, 2007, no significant valuation allowances were recorded.

Earnings per share: The difference in the weighted average shares outstanding for calculating basic and diluted earnings per share is attributable to the dilution associated with the Company’s stock-based compensation plans. Certain Management Stock Ownership Program average options outstanding during the years 2007, 2006 and 2005 were not included in the computation of diluted earnings per share because they would not have had a dilutive effect (21.6 million average options for 2007, 31.5 million average options for 2006, and 15.4 million average options for 2005). As discussed in Note 10, the conditions for conversion related to the Company’s Convertible Notes have never been met. If the conditions for conversion are met, 3M may choose to pay in cash and/or common stock; however, if this occurs, the Company has the intent and ability to settle this debt security in cash. Accordingly, there was no impact on 3M’s diluted earnings per share. The computations for basic and diluted earnings per share for the years ended December 31 follow:

Earnings Per Share Computations
(Amounts in millions, except per share amounts)	2007	2006	2005
Numerator:
Net income	$4,096	$3,851	$3,111

Denominator:
Denominator for weighted average commonshares outstanding — basic	718.3	747.5	764.9

Dilution associated with the Company’s stock-based compensation plans	13.7	13.5	16.4

Denominator for weighted average common shares outstanding — diluted	732.0	761.0	781.3

Earnings per share — basic	$5.70	$5.15	$4.07
Earnings per share — diluted	$5.60	$5.06	$3.98

Stock-based compensation: In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004). SFAS No. 123R supersedes APB Opinion No. 25. Under APB Opinion No. 25, no compensation expense is recognized for employee stock option grants if the exercise price of the Company’s stock option grants is at or above the fair market value of the underlying stock on the date of grant. Under SFAS No. 123R, compensation expense is recognized for both the General Employees’ Stock Purchase Plan (GESPP) and the Management Stock Ownership Plan (MSOP). SFAS No. 123R requires the determination of the fair value of the share-based compensation at the grant date and the recognition of the related expense over the period in which the share-based compensation vests. The Company adopted SFAS No. 123R effective January 1, 2006. The Company adopted SFAS No. 123R using the modified retrospective method. All prior periods have been restated to give effect to the fair-value-based method of accounting for awards granted in fiscal years beginning on or after January 1, 1995. The Company believes that the modified retrospective application of this standard achieves the highest level of clarity and comparability among the presented periods. On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards (the FSP). The FSP provides that companies may elect to use a specified “short-cut” method to calculate the historical pool of windfall tax benefits upon adoption of SFAS No. 123R. The Company elected to use the “short-cut” method when it adopted SFAS No. 123R on January 1, 2006. Refer to Note 15 for additional information.

Comprehensive income: Total comprehensive income and the components of accumulated other comprehensive income (loss) are presented in the Consolidated Statement of Changes in Stockholders’ Equity and Comprehensive Income. Accumulated other comprehensive income (loss) is composed of foreign currency translation effects (including hedges of net investments in international companies), defined benefit pension plan adjustments, unrealized gains and losses on available-for-sale debt and equity securities, and unrealized gains and losses on cash flow hedging instruments.

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

New Accounting Pronouncements

As of December 31, 2005, the Company adopted FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47). This accounting standard applies to the fair value of a liability for an asset retirement obligation associated with the retirement of tangible long-lived assets and where the liability can be reasonably estimated. Conditional asset retirement obligations exist for certain of the Company’s long-term assets. The fair value of these obligations is recorded as liabilities on a discounted basis. Over time the liabilities are accreted for the change in the present value and the initial capitalized costs are depreciated over the useful lives of the related assets. The adoption of FIN 47 effective December 31, 2005, resulted in the recognition of an asset retirement obligation liability of $59 million at December 31, 2005, and an after-tax charge of $35 million for 2005, which is reflected as a cumulative effect of change in accounting principle in the Consolidated Statement of Income. At December 31, 2007, the asset retirement obligation liability was $59 million.

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

In June 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” This interpretation was effective as of January 1, 2007. Refer to Note 8 for additional information concerning this standard.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a single definition of fair value and a framework for measuring fair value, sets out a fair value hierarchy to be used to classify the source of information used in fair value measurements, and requires new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy. SFAS No. 157 is effective for all fiscal years beginning after November 15, 2007 (January 1, 2008 for 3M) and is to be applied prospectively. In February 2008, the FASB issued Staff Positions No. 157-1 and No. 157-2 which partially defer the effective date of SFAS No. 157 for one year for certain nonfinancial assets and liabilities and remove certain leasing transactions from its scope. The Company is currently evaluating the impacts and disclosures of this standard, but would not expect SFAS No. 157 to have a material impact on 3M’s consolidated results of operations or financial condition.

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R).” Refer to Note 11 for additional information concerning this standard.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits an entity to choose, at specified election dates, to measure eligible financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 (January 1, 2008 for 3M) and interim periods within those fiscal years. At the effective date, an entity may elect the fair value option for eligible items that exist at that date. The entity shall report the effect of the first remeasurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. The Company has not elected the fair value option for eligible items that existed as of January 1, 2008.

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

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” which changes how business acquisitions are accounted.  SFAS No. 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination.  Certain provisions of this standard will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets, and tax benefits.  For 3M, SFAS No. 141R is effective for business combinations and adjustments to an acquired entity’s deferred tax asset and liability balances occurring after December 31, 2008.  The Company is currently evaluating the future impacts and disclosures of this standard.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51,” which establishes new standards governing the accounting for and reporting of noncontrolling interests (NCIs) in partially owned consolidated subsidiaries and the loss of control of subsidiaries.  Certain provisions of this standard indicate, among other things, that NCIs (previously referred to as minority interests) be treated as a separate component of equity, not as a liability; that increases and decrease in the parent’s ownership interest that leave control intact be treated as equity transactions, rather than as step acquisitions or dilution gains or losses; and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. This standard also requires changes to certain presentation and disclosure requirements. For 3M, SFAS No. 160 is effective beginning January 1, 2009. The provisions of the standard are to be applied to all NCIs prospectively, except for the presentation and disclosure requirements, which are to be to applied retrospectively to all periods presented. The Company is currently evaluating the future impacts and disclosures of this standard.

In December 2007, the FASB ratified the Emerging Issues Task Force consensus on EITF Issue No. 07-1, “Accounting for Collaborative Arrangements” that discusses how parties to a collaborative arrangement (which does not establish a legal entity within such arrangement) should account for various activities. The consensus indicates that costs incurred and revenues generated from transactions with third parties (i.e. parties outside of the collaborative arrangement) should be reported by the collaborators on the respective line items in their income statements pursuant to EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent.”  Additionally, the consensus provides that income statement characterization of payments between the participants in a collaborative arrangement should be based upon existing authoritative pronouncements; analogy to such pronouncements if not within their scope; or a reasonable, rational, and consistently applied accounting policy election. EITF Issue No. 07-1 is effective for 3M beginning January 1, 2009 and is to be applied retrospectively to all periods presented for collaborative arrangements existing as of the date of adoption. The Company is currently evaluating the impacts and disclosures of this standard, but would not expect EITF Issue No. 07-1 to have a material impact on 3M’s consolidated results of operations or financial condition.

NOTE 2.  Acquisitions and Divestitures

Divestitures:

In January 2007, 3M completed the sale of its global branded pharmaceuticals business in Europe to Meda AB. 3M received proceeds of $817 million for this transaction and recognized, net of assets sold, a pre-tax gain of $781 million (recorded in the Health Care segment) in 2007.

In December 2006, 3M completed the sale of its global branded pharmaceuticals business in the United States, Canada, and Latin America region and the Asia Pacific region, including Australia and South Africa. 3M received proceeds of $1.209 billion for this transaction and recognized, net of assets sold, a pre-tax gain of $1.074 billion (recorded in Health Care Business) in 2006.

Buyer and sale price information by region is as follows:

•          Meda AB acquired 3M’s pharmaceuticals business in Europe for $817 million in 2007.

•          Graceway Pharmaceuticals Inc. acquired 3M’s pharmaceutical operations in the United States, Canada, and Latin America for $860 million in 2006.

•          Ironbridge Capital and Archer Capital acquired 3M’s pharmaceuticals business in the Asia Pacific region, including Australia and South Africa for $349 million in 2006.

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

In connection with these transactions, 3M entered into agreements whereby its Drug Delivery Systems Division became a source of supply to the acquiring companies. Because of the extent of 3M cash flows from these agreements in relation to those of the disposed-of businesses, the operations of the branded pharmaceuticals business are not classified as discontinued operations. See Note 4 for further discussion of restructuring actions that resulted from the divesture of the Company’s global branded pharmaceuticals business.

In June 2007, 3M completed the sale of its Opticom Priority Control Systems and Canoga Traffic Detection businesses to TorQuest Partners Inc., a Toronto-based investment firm. 3M received proceeds of $80 million for this transaction and recognized, net of assets sold, transaction and other costs, a pre-tax gain of $68 million (recorded in the Display and Graphics segment) in 2007.

Acquisitions:

During 2007, the purchase price paid for business combinations totaled $539 million, net of cash acquired, plus approximately 150 thousand shares of 3M common stock, which had a market value of approximately $13 million.

The 16 business combinations completed during 2007 are summarized as follows:

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

10) In October 2007, 3M (Health Care Business) purchased 100 percent of the outstanding shares of Abzil Industria e Comercio Ltda., a manufacturer of orthodontic products based in Sao Jose do Rio Preto, Sao Paulo, Brazil.

11) In October 2007, 3M (Industrial and Transportation Business) purchased 100 percent of the outstanding shares of Venture Tape Corp. and certain related entities, a global provider of pressure sensitive adhesive tapes based in Rockland, Mass.

12) In October 2007, 3M (Display and Graphics Business) purchased certain assets of Macroworx Media Pvt Ltd., a software company that specializes in the design and development of digital signage solutions based in Bangalore, India.

13) In October 2007, 3M (Health Care Business) purchased 100 percent of the outstanding shares of Lingualcare Inc., a Dallas-based orthodontic technology and services company offering the iBraces system, a customized, lingual orthodontic solution.

14) In November 2007, 3M (Industrial and Transportation Business) purchased certain assets of Standard Abrasives, a manufacturer of coated abrasive specialties and non-woven abrasive products for the metalworking industry headquartered in Simi Valley, Ca.

15) In November 2007, 3M (Industrial and Transportation Business) purchased 100 percent of the outstanding shares of Unifam Sp. z o.o., a manufacturer of cut-off wheels, depressed center grinding wheels and flap discs based in Poland.

16) In November 2007, 3M (Industrial and Transportation Business) purchased certain assets of Bondo Corp., a manufacturer of auto body repair products for the automotive aftermarket and various other professional and consumer applications based in Atlanta, Ga.

In addition to the business combinations above, 3M periodically acquires certain tangible and/or intangible assets and purchases interests in certain enterprises that do not otherwise qualify for accounting as business combinations. These transactions are largely reflected as additional asset purchase and investment activity.

Purchased identifiable intangible assets for the 16 business combinations closed during the twelve months ended December 31, 2007 totaled $124 million and will be amortized on a straight-line basis over lives ranging from 2 to 10 years (weighted-average life of six years).

In 2007 and 2006, pro forma information related to acquisitions was not included because the impact on the Company’s consolidated results of operations was not considered to be material. There were no material in-process research and development charges associated with 2007, while 2006 included $95 million in charges for the Brontes Technologies Inc. acquisition. The purchase price allocation of certain 2007 business combinations is considered preliminary. The impact on the Consolidated Balance Sheet of the purchase price allocations related to acquisitions and adjustments relative to other acquisitions within the allocation period follow:

Asset (Liability)	2007	2006
(Millions)	Impact	Impact
Accounts receivable	$69	$76
Inventory	79	55
Other current assets	5	8
Property, plant, and equipment — net	68	65
Purchased intangible assets	131	282
Purchased goodwill	326	536
In-process R&D	1	95
Accounts payable and other current liabilities, net of other assets	(115)	(152)
Deferred tax liability	(12)	(77)

Net assets acquired	$552	$888

Supplemental information:
Cash paid	$546	$962
Less: Cash acquired	7	74
Cash paid, net of cash acquired	$539	$888
Non-cash (3M shares at fair value)	13	—
Net assets acquired	$552	$888

Year 2006 acquisitions:

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

In October 2006, 3M (Health Care Business) purchased 100 percent of the outstanding shares of Brontes Technologies Inc. (Brontes), a Lexington, Massachusetts-based developer of proprietary 3-D imaging technology for dental and orthodontic applications, for $95 million in cash. Brontes was a “development stage enterprise” that did not yet have revenues from its principal operations and the technology acquired did not have any alternative future use. This transaction resulted in a 2006 charge of $95 million, or $0.13 per diluted share, reflecting the write-off of acquired in-process research and development costs, which are recognized as research, development and related expenses in the Consolidated Statement of Income.

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

The 2006 impact on the Consolidated Balance Sheet of the purchase price allocations related to the 2006 acquisitions and adjustments relative to other acquisitions within the allocation period were provided in the preceding table.

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

NOTE 3.  Goodwill and Intangible Assets

As discussed in Note 16 to the Consolidated Financial Statements, effective in the first quarter of 2007, 3M made certain product moves between its business segments, which resulted in changes in the goodwill balances by business segment as presented below. For those changes that resulted in reporting unit changes, the Company applied the relative fair value method to determine the impact to reporting units. SFAS No. 142, “Goodwill and Other Intangible Assets,” requires that goodwill be tested for impairment at least annually and when reporting units are changed.

Purchased goodwill from acquisitions totaled $326 million in 2007, $55 million of which is deductible for tax purposes. Purchased goodwill from acquisitions totaled $536 million in 2006, $41 million of which is deductible for tax purposes. The sale of 3M’s global branded pharmaceuticals business (Health Care) resulted in the write-off of $54 million in goodwill, which is reflected in the 2006 translation and other column below. Changes in foreign currency exchange rates impacted both 2007 and 2006 goodwill balances. The goodwill balance by business segment follows:

Goodwill

			2006			2007
	Dec. 31,	2006	translation	Dec. 31,	2007	translation	Dec. 31,
	2005	acquisition	and	2006	acquisition	and	2007
(Millions)	Balance	activity	other	Balance	activity	other	Balance
Industrial and Transportation	$1,283	$26	$(7)	$1,302	$155	$67	$1,524
Health Care	559	191	(37)	713	73	53	839
Display and Graphics	871	12	3	886	—	8	894
Consumer and Office	71	11	7	89	—	5	94
Safety, Security and Protection Services	234	264	27	525	70	16	611
Electro and Communications	512	32	23	567	28	32	627
Total Company	$3,530	$536	$16	$4,082	$326	$181	$4,589

Acquired Intangible Assets

The carrying amount and accumulated amortization of acquired intangible assets as of December 31 follow:

(Millions)	2007	2006
Patents	$446	$419
Other amortizable intangible assets (primarily tradenames and customer-related intangibles)	801	641
Non-amortizable intangible assets (tradenames)	75	68
Total gross carrying amount	$1,322	$1,128

Accumulated amortization — patents	(305)	(266)
Accumulated amortization — other	(216)	(154)
Total accumulated amortization	(521)	(420)
Total intangible assets — net	$801	$708

Amortization expense for acquired intangible assets for the years ended December 31 follows:

(Millions)	2007	2006	2005
Amortization expense	$87	$89	$48

Expected amortization expense for acquired intangible assets recorded as of December 31, 2007 follows:

						After
(Millions)	2008	2009	2010	2011	2012	2012
Amortization expense	$100	$98	$89	$81	$72	$286

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

NOTE 4.  Restructuring Actions and Other Exit Activities

Restructuring Actions:

During the fourth quarter of 2006 and the first six months of 2007, management approved and committed to undertake the following restructuring actions:

•                  Pharmaceuticals business actions - employee-related, asset impairment and other costs pertaining to the Company’s exit of its branded pharmaceuticals operations. These costs included severance and benefits for pharmaceuticals business employees who are not obtaining employment with the buyers as well as impairment charges associated with certain assets not transferred to the buyers.

•                  Overhead reduction actions - employee-related costs for severance and benefits, costs associated with actions to reduce the Company’s cost structure.

•                  Business-specific actions - employee-related costs for severance and benefits, fixed and intangible asset impairments, certain contractual obligations, and expenses from the exit of certain product lines.

Components of these restructuring actions include:

Restructuring Actions

	Employee-	Contract
	Related Items	Terminations	Asset
(Millions)	And Benefits	and Other	Impairments	Total

Expense incurred in 2006:
Pharmaceuticals business actions	$97	$8	$61	$166
Overhead reduction actions	112	—	—	112
Business-specific actions	34	8	83	125
Total 2006 expense	$243	$16	$144	$403

Non-cash changes in 2006:
Pharmaceuticals business actions	$(19)	$—	$(61)	$(80)
Overhead reduction actions	(12)	—	—	(12)
Business-specific actions	(4)	—	(83)	(87)
Total 2006 non-cash	$(35)	$—	$(144)	$(179)

Cash payments in 2006:
Pharmaceuticals business actions	$—	$(2)	$—	$(2)
Overhead reduction actions	—	—	—	—
Business-specific actions	—	—	—	—
Total 2006 cash payments	$—	$(2)	$—	$(2)

Accrued liability balances as of Dec. 31, 2006:
Pharmaceuticals business actions	$78	$6	$—	$84
Overhead reduction actions	100	—	—	100
Business-specific actions	30	8	—	38
Total accrued balance	$208	$14	$—	$222

Expenses (credits) incurred in 2007:
Pharmaceuticals business actions	$(12)	$(4)	$—	$(16)
Overhead reduction actions	2	—	—	2
Business-specific actions	13	4	35	52
2007 expense	$3	$—	$35	$38

Non-cash changes in 2007:
Pharmaceuticals business actions	$(21)	$4	$—	$(17)
Overhead reduction actions	(5)	—	—	(5)
Business-specific actions	(12)	(4)	(35)	(51)
2007 non-cash	$(38)	$—	$(35)	$(73)

Cash payments in 2007:
Pharmaceuticals business actions	$(40)	$(6)	$—	$(46)
Overhead reduction actions	(87)	—	—	(87)
Business-specific actions	(26)	(8)	—	(34)
2007 cash payments	$(153)	$(14)	$—	$(167)

Accrued liability balances as of Dec. 31, 2007:
Pharmaceuticals business actions	$5	$—	$—	$5
Overhead reduction actions	10	—	—	10
Business-specific actions	5	—	—	5
Total accrued liability balance	$20	$—	$—	$20

Income statement line in which the preceding 2007 and 2006 expenses (credits) are reflected:

(Millions)	2007	2006
Cost of sales	$40	$130
Selling, general and administrative expenses	5	198
Research, development and related expenses	(7)	75
Total	$38	$403

The amount of expenses (credits) incurred in 2007 and 2006 associated with the preceding  are reflected in the Company’s business segments as follows:

(Millions)	2007	2006
Industrial and Transportation	$2	$15
Health Care	(11)	293
Display and Graphics	3	39
Safety, Security and Protection Services	28	10
Electro and Communications	18	46
Corporate and Unallocated	(2)	—
Total	$38	$403

Actions with respect to the above activities were substantially completed in 2007 and additional charges and adjustments are not expected to be material.

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

Non-cash employee-related changes in 2007 and 2006 primarily relate to special termination pension and medical benefits granted to certain U.S. eligible employees. These pension and medical benefits were reflected as a component of the benefit obligation of the Company’s pension and medical plans as of December 31, 2007 and 2006. In addition, these changes also reflect non-cash stock option expense due to the reclassification of certain employees age 50 and older to retiree status, resulting in a modification of their original stock option awards for accounting purposes.

Contract termination and other charges primarily reflect costs to terminate a contract before the end of its term (measured at fair value at the time the Company provided notice to the counterparty) or costs that will continue to be incurred under the contract for its remaining term without economic benefit to the Company.

Business-specific asset impairment charges for 2007 totaled $35 million. This included charges of $24 million related to property, plant and equipment associated with the Company’s decision to phase-out operations at a New Jersey roofing granule facility (Safety, Security and Protection Services segment) and charges of $11 million ($10 million related to property, plant and equipment and $1 million related to intangible assets) related to the Company’s decision to close an Electro and Communications facility in Wisconsin. Asset impairment charges related to intangible assets and property, plant and equipment reflect the excess of the assets’ carrying values over their fair values.

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

Other Exit Activities:

During the second half of 2007, the Company recorded net pre-tax charges of $45 million related to exit activities. These charges related to employee reductions and fixed asset impairments, including the consolidation of certain flexible circuit manufacturing operations ($23 million recorded in the Electro and Communications segment) and other actions, primarily in the Display and Graphics segment and Industrial and Transportation segment. These charges were recorded in cost of sales and selling, general and administrative expenses and research, development and related expenses.

NOTE 5.  Supplemental Balance Sheet Information

(Millions)	2007	2006
Other current assets
Product and other insurance receivables	$220	$255
Deferred income taxes	428	412
Prepaid expenses and other	501	658
Total other current assets	$1,149	$1,325

Investments
Available-for-sale (fair value)	$16	$14
Equity-method	64	86
Cash surrender value of life insurance policies, real estate and other (cost, which approximates fair value)	218	214
Total investments	$298	$314

Property, plant and equipment — at cost
Land	$303	$281
Buildings and leasehold improvements	5,496	5,002
Machinery and equipment	11,801	11,130
Construction in progress	684	505
Capital leases	106	99
Gross property, plant and equipment	18,390	17,017
Accumulated depreciation*	(11,808)	(11,110)
Property, plant and equipment — net	$6,582	$5,907

*Includes accumulated depreciation for capital leases of $42 million for 2007 and $37 million for 2006.

Other assets
Product and other insurance receivables	$318	$373
Deferred income taxes	176	253
Other	234	150
Total other assets	$728	$776

Other current liabilities
Accrued trade payables	$458	$556
Employee benefits and withholdings	228	168
Deferred income	323	299
Property and other taxes	169	176
Product and other claims	120	115
Non-funded pension benefits	35	31
Deferred income taxes	22	7
Other	478	409
Total other current liabilities	$1,833	$1,761

Accounts payable (included as a separate line item in the Consolidated Balance Sheet) includes drafts payable on demand of $44 million and $65 million as of December 31, 2007, and 2006, respectively.

Supplemental Balance Sheet Information (continued)

(Millions)	2007	2006
Other liabilities
Non-funded pension and postretirement benefits	$1,348	$1,437
Employee benefits	576	602
Product and other claims	372	311
Deferred income taxes	355	84
Long term taxes payable	310	—
Minority interest in subsidiaries	325	278
Deferred income	36	50
Capital lease obligations	69	65
Other	175	138
Total other liabilities	$3,566	$2,965

NOTE 6.  Supplemental Stockholders’ Equity and Accumulated Other Comprehensive Income Information

Common stock ($.01 par value per share) of 3.0 billion shares is authorized, with 944,033,056 shares issued. Treasury stock is reported at cost, with 234,877,025 shares at December 31, 2007, 209,670,254 shares at December 31, 2006, and 189,494,669 shares at December 31, 2005. Preferred stock, without par value, of 10 million shares is authorized but unissued.

The components of the ending balances of accumulated other comprehensive income (loss) as of December 31 follow:

Accumulated Other Comprehensive Income (Loss)

(Millions)	2007	2006	2005
Cumulative translation adjustment
Balance at January 1	$210	$(296)	$282
Pre-tax amount	456	503	(597)
Tax effect	76	3	19
Net of tax amount	532	506	(578)
Balance at December 31	742	210	(296)

Defined benefit pension plans adjustment
Balance at January 1	(2,067)	(156)	(110)
Pre-tax amount	941	(3,208)	(28)
Tax effect	(327)	1,297	(18)
Net of tax amount	614	(1,911)	(46)
Balance at December 31	(1,453)	(2,067)	(156)

Unrealized gain (loss) on debt and equity securities
Balance at January 1	2	3	2
Pre-tax amount	(16)	(1)	2
Tax effect	6	—	(1)
Net of tax amount	(10)	(1)	1
Balance at December 31	(8)	2	3

Unrealized gain (loss) on cash flow hedging instruments
Balance at January 1	(18)	38	(42)
Pre-tax amount	(24)	(85)	126
Tax effect	14	29	(46)
Net of tax amount	(10)	(56)	80
Balance at December 31	(28)	(18)	38

Total accumulated other comprehensive income (loss)
Balance at January 1	(1,873)	(411)	132
Pre-tax amount	1,374	(2,791)	(497)
Tax effect	(248)	1,329	(46)
Net of tax amount	1,126	(1,462)	(543)
Balance at December 31	$(747)	$(1,873)	$(411)

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R).” This standard eliminated the requirement for a “minimum pension liability adjustment” that was previously required under SFAS No. 87 and required employers to recognize the underfunded or overfunded status of a defined benefit plan as an asset or liability in its statement of financial position. In 2006, as a result of the implementation of SFAS No. 158, the Company recognized an after-tax decrease in accumulated other comprehensive income of $1.187 billion and $513 million for the U.S. and International pension benefit plans, respectively, and $218 million for the postretirement health care and life insurance benefit plan. See Note 11 for additional detail.

Reclassification adjustments are made to avoid double counting in comprehensive income items that are also recorded as part of net income. In 2007, as disclosed in the net periodic benefit cost table in Note 11, $198 million pre-tax ($123 million after-tax) were reclassified to earnings from accumulated other comprehensive income to pension and postretirement expense in the income statement. These pension and postretirement expense amounts are shown in the table in Note 11 as amortization of transition (asset) obligation, amortization of prior service cost (benefit) and amortization of net actuarial (gain) loss. Other reclassification adjustments (except for cash flow hedging instruments adjustments provided in Note 12) were not material. No tax provision has been made for the translation of foreign currency financial statements into U.S. dollars.

NOTE 7.  Supplemental Cash Flow Information

(Millions)	2007	2006	2005
Cash income tax payments	$1,999	$1,842	$1,277
Cash interest payments	162	119	79
Capitalized interest	25	16	12

Individual amounts in the Consolidated Statement of Cash Flows exclude the impacts of acquisitions, divestitures and exchange rate impacts, which are presented separately. “Other — net” in the Consolidated Statement of Cash Flows within operating activities in 2007 and 2006 includes changes in liabilities related to 3M’s restructuring actions (Note 4) and in 2005 includes the non-cash impact of adopting FIN 47 ($35 million cumulative effect of accounting change).

Transactions related to investing and financing activities with significant non-cash components are as follows: In 2007, 3M purchased certain assets of Diamond Productions, Inc. for approximately 150 thousand shares of 3M common stock, which has a market value of approximately $13 million at the acquisition’s measurement date. Liabilities assumed from acquisitions are provided in the tables in Note 2.

NOTE 8.  Income Taxes

Income Before Income Taxes, Minority Interest and Cumulative Effect of Accounting Change
(Millions)	2007	2006	2005
United States	$2,820	$3,191	$2,604
International	3,295	2,434	2,224
Total	$6,115	$5,625	$4,828

Provision for Income Taxes
(Millions)	2007	2006	2005
Currently payable
Federal	$1,116	$1,087	$709
State	58	128	82
International	779	824	704
Deferred
Federal	(105)	(261)	127
State	1	(24)	11
International	115	(31)	(6)
Total	$1,964	$1,723	$1,627

Components of Deferred Tax Assets and Liabilities
(Millions)	2007	2006
Accruals not currently deductible
Employee benefit costs	$240	$206
Product and other claims	258	190
Pension costs	(99)	478
Restructuring costs	2	66
Stock-based compensation	377	335
Product and other insurance receivables	(154)	(156)
Accelerated depreciation	(403)	(541)
Other	6	(4)
Net deferred tax asset (liability)	$227	$574

Reconciliation of Effective Income Tax Rate	2007	2006	2005
Statutory U.S. tax rate	35.0%	35.0%	35.0%
State income taxes — net of federal benefit	0.9	1.0	1.3
International income taxes — net	(2.8)	(1.5)	(2.2)
Jobs Act repatriation	—	—	1.6
Foreign export sales benefit	—	(0.9)	(1.0)
U.S. business credits	(0.3)	(0.3)	(0.4)
Reserves for tax contingencies/return to provision	0.4	(2.7)	—
Gain on sale of pharmaceuticals business	—	0.4	—
Restructuring actions	0.1	(0.3)	—
In-process research and development write-off	—	0.6	—
Medicare Modernization Act	(0.4)	(0.4)	(0.3)
Domestic Manufacturer’s deduction	(0.8)	(0.3)	(0.2)
All other — net	—	—	(0.1)
Effective worldwide tax rate	32.1%	30.6%	33.7%

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 1999. It is anticipated that its examination for the Company’s U.S. income tax returns for the years 2002 through 2004 will be completed by the end of first quarter 2008. As of December 31, 2007, the IRS has proposed adjustments to the Company’s tax positions for which the Company is fully reserved. Payments relating to any proposed assessments arising from the 2002 through 2004 audit may not be made until a final agreement is reached between the Company and the IRS on such assessments or upon a final resolution resulting from the administrative appeals process or judicial action. In addition to the U.S. federal examination, there is also limited audit activity in several U.S. state and foreign jurisdictions. Currently, the Company expects the liability for unrecognized tax benefits to change by an insignificant amount during the next 12 months.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” on January 1, 2007. As a result of the implementation of Interpretation 48, the Company recognized an immaterial increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007, balance of retained earnings. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits (“UTB”) is as follows:

(Millions)	Federal, State, and Foreign Tax
Gross UTB Balance at January 1, 2007	$691

Additions based on tax positions related to the current year	79
Additions for tax positions of prior years	143
Reductions for tax positions of prior years	(189)
Settlements	(24)
Reductions due to lapse of applicable statute of limitations	(20)

Gross UTB Balance at December 31, 2007	$680

Net UTB impacting the effective tax rate at December 31, 2007	$334

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of January 1, 2007 and December 31, 2007, respectively, are $261 million and $334 million. The ending net UTB results from adjusting the gross balance at December 31, 2007 for items such as Federal, State, and non-U.S. deferred items, interest and penalties, and deductible taxes. The net UTB is included as components of Accrued Income Taxes and Other Liabilities within the Consolidated Balance Sheet.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in tax expense. At January 1, 2007 and December 31, 2007, accrued interest and penalties on a gross basis were $65 million and $69 million, respectively. Included in these interest and penalty amounts is interest and penalties related to tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

In 2007, the Company completed the preparation and filing of its 2006 U.S. federal and state income tax returns, which did not result in any material changes to the Company’s financial position. In 2006, an audit of the Company’s U.S. tax returns for years through 2001 was completed. The Company and the Internal Revenue Service reached a final settlement for these years, including an agreement on the amount of a refund claim to be filed by the Company. The Company also substantially resolved audits in certain European countries. In addition, the Company completed the preparation and filing of its 2005 U.S. federal income tax return and the corresponding 2005 state income tax returns. The adjustments from amounts previously estimated in the U.S. federal and state income tax returns (both positive and negative) included lower U.S. taxes on dividends received from the Company’s foreign subsidiaries. The Company also made quarterly adjustments (both positive and negative) to its reserves for tax contingencies. Considering the developments noted above and other factors, including the impact on open audit years of the recent resolution of issues in various audits, these reassessments resulted in a reduction of the reserves in 2006 by $149 million, inclusive of the expected amount of certain refund claims.

In 2005, the Company announced its intent to reinvest $1.7 billion of foreign earnings in the United States pursuant to the provisions of the American Jobs Creation Act of 2004. This Act provided the Company the opportunity to tax-

efficiently repatriate foreign earnings for U.S. qualifying investments specified in its domestic reinvestment plan. As a consequence, in 2005, 3M recorded a charge of $75 million.

The Company made discretionary contributions to its U.S. qualified pension plan of $200 million in 2007, $200 million in 2006, and $500 million in 2005. The current income tax provision includes a benefit for the pension contributions; the deferred tax provision includes a cost for the related temporary difference.

As a result of certain employment commitments and capital investments made by 3M, income from manufacturing activities in certain countries is subject to reduced tax rates or, in some cases, is exempt from tax for years through 2014. The income tax benefits attributable to the tax status of these subsidiaries are estimated to be $47 million (6 cents per diluted share) in 2007, $20 million (3 cents per diluted share) in 2006, and $23 million (3 cents per diluted share) in 2005.

The Company has not provided deferred taxes on unremitted earnings attributable to international companies that have been considered to be reinvested indefinitely. These earnings relate to ongoing operations and were approximately $5.7 billion as of December 31, 2007. Because of the availability of U.S. foreign tax credits, it is not practicable to determine the income tax liability that would be payable if such earnings were not indefinitely reinvested.

NOTE 9.  Marketable Securities

The Company invests in asset-backed securities, agency securities, corporate medium-term note securities, auction rate securities and other securities. The following is a summary of amounts recorded on the Consolidated Balance Sheet for marketable securities (current and non-current) at December 31, 2007.

(Millions)	Dec. 31, 2007
Agency securities	$260
Asset-backed securities	186
Other securities	133

Current marketable securities	579

Asset-backed securities	267
Corporate medium-term notes securities	112
Agency securities	56
Auction rate securities	16
Other securities	29

Non-current marketable securities	480

Total marketable securities	$1,059

Classification of marketable securities as current or non-current is dependent upon management’s intended holding period, the security’s maturity date and liquidity considerations based on market conditions. If management intends to hold the securities for longer than one year as of the balance sheet date, they are classified as non-current. The fair value of marketable securities approximates cost, except for certain auction rate securities discussed in the next paragraph. Gross unrealized gains and losses for marketable securities were not material as of December 31, 2007 and 2006; however, in 2007 the Company did have both realized and unrealized losses associated with auction rate securities as discussed below. Gross realized gains and losses on sales of marketable securities were not material for 2007, 2006 or 2005, but in 2007 pre-tax gains totaled approximately $7 million. Cost of securities sold or reclassified use the first in, first out (FIFO) method. Since these marketable securities are classified as available-for-sale securities, changes in fair value will flow through other comprehensive income, with amounts reclassified out of other comprehensive income into earnings upon sale or “other-than-temporary” impairment (as discussed below).

3M has a diversified marketable securities portfolio of $1.059 billion as of December 31, 2007. Within this portfolio, current and long-term asset-backed securities (estimated fair value of $453 million) are primarily comprised of interests in automobile loans and credit cards, with only $27 million invested in interests in mortgage-backed securities or home equity loans. 3M’s marketable securities portfolio also includes auction rate securities (estimated fair value of $16 million) that represent interests in collateralized debt obligations, which are collateralized by pools of residential and commercial mortgages, and interests in investment grade credit default swaps. During the second half of 2007, these auction rate securities failed to auction due to sell orders exceeding buy orders. Liquidity for these auction-rate securities is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals, usually every 7, 28, 35, or 90 days. The funds associated with failed auctions will not be accessible until a successful auction occurs or a buyer is found outside of the auction process. Based on broker-dealer valuation models and an analysis of other-than-temporary impairment factors, auction rate securities with an original par value of approximately $34 million were written-down to an estimated fair value of $16 million as of December 31, 2007. This write-down resulted in an “other-than-temporary” impairment charge of approximately $8 million (pre-tax) included in net income and a temporary impairment charge of $10 million (pre-tax) reflected as an unrealized loss within other comprehensive income for 2007. As of December 31, 2007, these investments in auction rate securities have been in a loss position for less than six months. These auction rate securities are classified as non-current marketable securities as of December 31, 2007 as indicated in the preceding table.

3M reviews impairments associated with the above in accordance with Emerging Issues Task Force (EITF) 03-1 and FSP SFAS 115-1 and 124-1, “The Meaning of Other-Than-Temporary-Impairment and Its Application to Certain Investments,” to determine the classification of the impairment as “temporary” or “other-than-temporary.” A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income component of stockholders’ equity. Such an unrealized loss does not reduce net income for the applicable accounting period because the loss is not viewed as other-than-temporary. The company believes that a portion of the impairment of its auction rate securities investments is temporary and a portion is other-than-temporary. The factors evaluated to differentiate between temporary and other-than-temporary include the projected future cash flows, credit ratings actions, and assessment of the credit quality of the underlying collateral.

The balance at December 31, 2007 for marketable securities and short-term investments by contractual maturity are shown below. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(Millions)	Dec. 31, 2007
Due in one year or less	$231
Due after one year through three years	545
Due after three years through five years	221
Due after five years	62

Total marketable securities	$1,059

NOTE 10.  Long-Term Debt and Short-Term Borrowings

Long-term debt and short-term borrowings as of December 31 consisted of the following (with interest rates as of December 31, 2007):

Long-Term Debt	Currency/	Effective
(Millions)	Fixed vs.	Interest	Maturity
Description / Principal Amount	Floating*	Rate*	Date	2007	2006
Eurobond (625 million Euros)	Euro Fixed	4.98%	2014	919	—
30-year bond ($750 million)	USD Fixed	5.73%	2037	747	—
Eurobond (400 million Euros)	Euro Floating	4.45%	2014	591	—
Medium-term note ($500 million)	USD Fixed	4.67%	2012	500	—
Medium-term note ($400 million)	USD Floating	4.84%	2009	408	400
Dealer remarketable securities ($350 million)	USD Fixed	5.83%	2010	350	350
30-year debenture ($330 million)	USD Fixed	5.75%	2028	350	354
Convertible notes ($252 million)	USD Fixed	0.50%	2032	222	542
Floating rate note ($100 million)	USD Floating	4.56%	2041	100	100
ESOP debt guarantee ($87 million)	USD Fixed	5.62%	2008-2009	87	127
Floating rate note ($62 million)	USD Floating	4.64%	2044	62	62
Other borrowings	Various	4.27%	2008-2040	223	226
Total long-term debt				$4,559	$2,161
Less: current portion of long-term debt				540	1,114
Long-term debt (excluding current portion)				$4,019	$1,047

Short-Term Borrowings and
Current Portion of Long-Term Debt	Effective
(Millions)	Interest Rate*	2007	2006
Current portion of long-term debt	5.37%	$540	$1,114
Non-U.S. dollar commercial paper	4.60%	349	314
U.S. dollar commercial paper		—	1,035
Other borrowings	7.57%	12	43
Total short-term borrowings and current portion of long-term debt		$901	$2,506

Weighted-Average Effective Interest Rate*

	Total		Excluding ESOP Debt
At December 31	2007	2006	2007	2006
Short-term	5.10%	4.65%	5.07%	4.63%
Long-term	4.48%	3.67%	4.47%	3.49%

* Debt tables reflect the effects of interest rate swaps at December 31; weighted-average effective interest rate table reflects the combined effects of interest rate and currency swaps at December 31.

Maturities of long-term debt for the five years subsequent to December 31, 2007 are as follows (in millions):

2008	2009	2010	2011	2012	Thereafter	Total
$540	$477	$24	$—	$500	$3,018	$4,559

Long-term debt payments due in 2008 include $350 million of dealer remarketable securities (final maturity 2010) and $62 million of floating rate notes (final maturity 2044). These securities are classified as current portion of long-term debt as the result of put provisions associated with these debt instruments.

The ESOP debt is serviced by dividends on stock held by the ESOP and by Company contributions. These contributions are not reported as interest expense, but are reported as an employee benefit expense in the Consolidated Statement of Income. Other borrowings includes debt held by 3M’s international companies and floating rate notes in the United States, with the long-term portion of this debt primarily composed of U.S. dollar floating rate debt.

At December 31, 2007, certain debt agreements ($350 million of dealer remarketable securities and $87 million of ESOP debt) had ratings triggers (BBB-/Baa3 or lower) that would require repayment of debt. The Company has an AA credit rating from Standard & Poor’s, with a stable outlook, and an Aa1 credit rating from Moody’s Investors Service, with a negative outlook. On April 30, 2007, the Company replaced its $565 million credit facility with a new $1.5 billion five-year credit facility, which has provisions for the Company to request an increase of the facility up to $2 billion (at the lenders’ discretion), and providing for up to $150 million in letters of credit. As of December 31, 2007, there are $110 million in letters of credit drawn against the facility. Under the new credit agreement, 3M is required to maintain its EBITDA to Interest Ratio as of the end of each fiscal quarter at not less than 3.0 to 1. This is calculated (as defined in the agreement) as the ratio of consolidated total EBITDA for the four consecutive quarters then ended to total interest expense on all funded debt for the same period. At December 31, 2007, this ratio was approximately 35 to 1. At December 31, 2007, available short-term committed lines of credit internationally totaled approximately $67 million, of which approximately $13 million was utilized. Debt covenants do not restrict the payment of dividends.

The Company has a “well-known seasoned issuer” shelf registration statement, effective February 24, 2006, to register an indeterminate amount of debt or equity securities for future sales. On June 15, 2007, the Company registered 150,718 shares of the Company’s common stock under this shelf on behalf of and for the sole benefit of the selling stockholders in connection with the Company’s acquisition of assets of Diamond Productions, Inc. The Company intends to use the proceeds from future securities sales off this shelf for general corporate purposes. In connection with this shelf registration, in June 2007 the Company established a medium-term notes program through which up to $3 billion of medium-term notes may be offered. In December 2007, 3M issued a five-year, $500 million, fixed rate note with a coupon rate of 4.65% under this medium-term notes program. This program has a remaining capacity of $2.5 billion as of December 31, 2007.

In September 2003, the Company filed a shelf registration statement with the Securities and Exchange Commission relating to the potential offering of debt securities of up to $1.5 billion. This shelf registration became effective in October 2003. In December 2003, the Company established under the shelf a medium-term notes program through which up to $1.5 billion of medium-term notes may be offered. In March 2007, the Company issued a 30-year, $750 million, fixed rate note with a coupon rate of 5.70%. In November 2006, 3M issued a three-year, $400 million, fixed rate note. The Company entered into an interest rate swap to convert this to a rate based on a floating LIBOR index. In December 2004, 3M issued a 40-year, $62 million, floating rate note, with the rate based on a floating LIBOR index. This $1.5 billion medium term notes program was replaced by the $3 billion program established in June 2007.

In July 2007, 3M issued a seven year 5.0% fixed rate Eurobond for an amount of 750 million Euros (approximately $1.102 billion in U.S. Dollars at December 31, 2007). Upon debt issuance in July 2007, 3M completed a fixed-to-floating interest rate swap on a notional amount of 400 million Euros as a fair value hedge of a portion of the fixed interest rate Eurobond obligation. In December 2007, 3M reopened the existing seven year 5.0% fixed rate Eurobond for an additional amount of 275 million Euros (approximately $404 million in U.S. Dollars at December 31, 2007). This security was issued at a premium and was subsequently consolidated with the original security on January 15, 2008.

3M may redeem its 30-year zero-coupon senior notes (the “Convertible Notes”) at any time in whole or in part, beginning November 21, 2007, at the accreted conversion price; however, bondholders may convert upon notification of redemption each of the notes into 9.4602 shares of 3M common stock. Holders of the 30-year zero-coupon senior notes have the option to require 3M to purchase their notes at accreted value on November 21 in the years 2005, 2007, 2012, 2017, 2022 and 2027. In November 2005, 22,506 of the 639,000 in outstanding bonds were redeemed, resulting in a payout from 3M of approximately $20 million. In November 2007, an additional 364,598 outstanding bonds were redeemed resulting in a payout from 3M of approximately $322 million. These payouts reduced the Convertible Notes’ face value at maturity to $252 million, which equates to a book value of approximately $222 million at December 31, 2007. As disclosed in a Form 8-K in November 2005, 3M amended the terms of these securities to pay cash at a rate of 2.40% per annum of the principal amount at maturity of the Company’s Convertible Notes, which equates to 2.75% per annum of the notes’ accreted value on November 21, 2005. The cash interest payments were made semiannually in arrears on May 22, 2006, November 22, 2006, May 22, 2007 and November 22, 2007 to holders of record on the 15th calendar day preceding each such interest payment date. Effective November 22, 2007, the effective interest rate reverted back to the original yield of 0.50%.

3M originally sold $639 million in aggregate face amount of these “Convertible Notes” on November 15, 2002, which are convertible into shares of 3M common stock. The gross proceeds from the offering, to be used for general corporate purposes, were $550 million ($540 million net of issuance costs). Debt issuance costs were amortized on a straight-line basis over a three-year period beginning in November 2002. On February 14, 2003, 3M registered these Convertible Notes in a registration statement filed with the Securities and Exchange Commission. The terms of the

Convertible Notes include a yield to maturity of .50% and an initial conversion premium of 40% over the $65.00 (split-adjusted) closing price of 3M common stock on November 14, 2002. If certain conditions for conversion (relating to the closing common stock prices of 3M exceeding the conversion trigger price for specified periods) are met, holders may convert each of the 30-year zero-coupon senior notes into 9.4602 shares of 3M common stock in any calendar quarter commencing after March 31, 2003. The conversion trigger price for the fourth quarter of 2007 was $121.21 per share. If the conditions for conversion are met, and 3M elects not to settle in cash, the 30-year zero-coupon senior notes will be convertible in the aggregate into approximately 2.4 million shares of 3M common stock. The conditions for conversion related to the Company’s Convertible Notes have never been met. If the conditions for conversion are met, 3M may choose to pay in cash and/or common stock; however, if this occurs, the Company has the intent and ability to settle this debt security in cash. Accordingly, there was no impact on 3M’s diluted earnings per share.

In December 2007, the Company’s $350 million of dealer remarketable securities were remarketed for one year. They were reissued with a fixed coupon rate of 5.83%. These securities, which are classified as current portion of long-term debt, were issued in December 2000. The remarketable securities can be remarketed annually, at the option of the dealer, for a year each time, with a final maturity date of December 2010. In the second quarter of 2007, 3M repurchased $42 million in floating rate notes due in 2037 at par as the bondholder exercised put provisions associated with this debt instrument.

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

In August 2006, the Pension Protection Act (PPA) was signed into law in the U.S. The PPA increases the funding target for defined benefit pension plans to 100% of the target liability. The PPA transition rules require a funding liability target of 92% in 2008, reaching 100% by 2011. 3M’s U.S. qualified defined benefit plans are funded in excess of the applicable transition funding liability target for 2008; therefore, the Company expects that the plans will not be subject to the minimum required contribution of the PPA and its transition rules will not have a material impact on expected future contributions.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R).” This standard requires employers to recognize the underfunded or overfunded status of defined benefit pension and postretirement plans as an asset or liability in its statement of financial position, and recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income, which is a component of stockholders’ equity. This standard also eliminates the requirement for Additional Minimum Pension Liability (AML) required under SFAS No. 87. As a result of the application of SFAS No. 158 as of December 31, 2006, 3M reversed assets of $2.515 billion and increased liabilities by $703 million. These liabilities were offset to accumulated other comprehensive income and deferred taxes. In 2006, as a result of the implementation of SFAS No. 158, the Company recognized an after-tax decrease in accumulated other comprehensive income of $1.187 billion and $513 million for the U.S. and International pension benefit plans, respectively, and $218 million for the postretirement health care and life insurance benefit plan.

The following illustrates the adjustments to the Balance Sheet to record the initial adoption of the SFAS No. 158 funded status as of December 31, 2006:

			Pre-SFAS No. 158	SFAS No.158	Post
	With AML	AML	with AML	adoption	SFAS
(Millions)	from 2005	adjustment	adjustments	adjustments	No. 158
Prepaid Pension/(accrued pension liability)	$2,111	$15	$2,126	$(3,199)	$(1,073)
Intangible asset	24	(5)	19	(19)	—
Deferred tax asset	98	(3)	95	1,300	1,395
Accumulated other comprehensive income, net of tax	156	(7)	149	1,918	2,067
Accumulated other comprehensive income, pre-tax	254	(10)	244	3,218	3,462

Following is a reconciliation of the beginning and ending balances of the benefit obligation and the fair value of plan assets as of December 31:

	Qualified and Non-qualified				Postretirement
	Pension Benefits				Benefits
	United States		International
(Millions)	2007	2006	2007	2006	2007	2006
Change in benefit obligation
Benefit obligation at beginning of year	10,149	$10,052	$4,450	$3,884	$1,841	$1,918
Acquisitions	—	—	3	22	—	—
Service cost	192	196	125	124	57	58
Interest cost	568	539	228	183	104	104
Participant contributions	—	—	4	4	47	41
Foreign exchange rate changes	—	—	337	365	14	—
Plan amendments	18	2	17	(1)	(98)	(157)
Actuarial (gain) loss	(154)	(142)	(114)	26	(16)	35
Medicare Part D Reimbursement	—	—	—	—	10	10
Benefit payments	(565)	(530)	(175)	(146)	(159)	(168)
Settlements, curtailments, special termination benefits and other	7	32	(19)	(11)	9	—
Benefit obligation at end of year	$10,215	$10,149	$4,856	$4,450	$1,809	$1,841
Change in plan assets
Fair value of plan assets at beginning of year	10,060	9,285	$3,970	3,340	$1,337	1,239
Acquisitions	—	—	1	21	—	—
Actual return on plan assets	1,376	1,072	188	325	127	188
Company contributions	225	233	151	115	3	37
Participant contributions	—	—	4	4	47	41
Foreign exchange rate changes	—	—	300	316	—	—
Benefit payments	(565)	(530)	(175)	(146)	(159)	(168)
Settlements, curtailments, special termination benefits and other	—	—	(15)	(5)	—	—
Fair value of plan assets at end of year	$11,096	$10,060	$4,424	$3,970	$1,355	$1,337
Funded status at end of year	$881	$(89)	$(432)	$(480)	$(454)	$(504)

	Qualified and Non-qualified				Postretirement
	Pension Benefits				Benefits
	United States		International
(Millions)	2007	2006	2007	2006	2007	2006
Amounts recognized in the Consolidated Balance Sheet as of Dec. 31,
Non-current assets	$1,246	$269	$132	$126	$—	$—
Accrued benefit cost
Current liabilities	(27)	(26)	(6)	(5)	(2)	—
Non-current liabilities	(338)	(332)	(558)	(601)	(452)	(504)
Ending balance	$881	$(89)	$(432)	$(480)	$(454)	$(504)
Amounts recognized in accumulated other comprehensive income as of Dec. 31,
Net transition obligation (asset)	$—	$—	$1	$3	$—	$—
Net actuarial loss (gain)	1,210	2,027	884	899	768	874
Prior service cost (credit)	68	64	(45)	(65)	(365)	(339)
Ending balance	$1,278	$2,091	$840	$837	$403	$535

The accumulated benefit obligation of the U.S. pension plans was $9.643 billion and $9.560 billion at December 31, 2007 and 2006, respectively. The accumulated benefit obligation of the international pension plans was $4.421 billion and $3.756 billion at December 2007 and 2006, respectively.

The U.S. nonqualified pension plan had a projected benefit obligation of $360 million and $354 million, respectively, as of December 31, 2007 and 2006, and has no plan assets due to the nature of the plan. The accumulated benefit obligation of the nonqualified pension plan is equal to the projected benefit obligation.

The following amounts relate to international pension plans with projected benefit obligations in excess of plan assets as of December 31:

(Millions)	2007	2006
Projected benefit obligation	$4,346	$3,680
Accumulated benefit obligation	3,989	3,049
Fair value of plan assets	3,782	3,073

The following amounts relate to international pension plans with accumulated benefit obligations in excess of plan assets as of December 31:

(Millions)	2007	2006
Projected benefit obligation	$3,497	$1,020
Accumulated benefit obligation	3,271	854
Fair value of plan assets	2,984	578

Components of net periodic benefit cost and other supplemental information for the years ended December 31 follow:

Components of net periodic benefit	Qualified and Non-qualified						Postretirement
cost and other amounts recognizedin other	Pension Benefits						Benefits
comprehensive income	United States			International
(Millions)	2007	2006	2005	2007	2006	2005	2007	2006	2005

Net periodic benefit cost
Service cost	$192	$196	$177	$125	$124	$102	$57	$58	$53
Interest cost	568	539	502	228	183	177	104	104	101
Expected return on plan assets	(840)	(764)	(665)	(290)	(245)	(217)	(107)	(103)	(93)
Amortization of transition (asset) obligation	—	—	—	3	3	4	—	—	—
Amortization of prior service cost (benefit)	14	13	13	(2)	(3)	(3)	(72)	(50)	(39)
Amortization of net actuarial (gain) loss	126	202	179	55	63	58	74	84	84
Net periodic benefit cost	$60	$186	$206	$119	$125	$121	$56	$93	$106
Settlements, curtailments, special termination benefits and other	7	32	6	4	4	(2)	9	—	—
Net periodic benefit cost after settlements, curtailments, special termination benefits and other	$67	$218	$212	$123	$129	$119	$65	$93	$106

The estimated amortization from accumulated other comprehensive income into net periodic benefit cost in 2008 follows:

Amounts expected to be amortized from accumulated other comprehensive income into net periodic benefit costs over next fiscal year (Millions)	Qualified and Non-qualified Pension Benefits		Postretirement Benefits
	United States	International
Amortization of transition (asset) obligation	$—	$3	$—
Amortization of prior service cost (benefit)	15	(2)	(85)
Amortization of net actuarial (gain) loss	58	40	59
	$73	$41	$(26)

Other supplemental information for the years ended December 31 follows:

	Qualified and Non-qualified						Postretirement
	Pension Benefits						Benefits
Weighted-average assumptions used	United States			International
to determine benefit obligations	2007	2006	2005	2007	2006	2005	2007	2006	2005

Discount rate	6.00%	5.75%	5.50%	5.39%	4.88%	4.50%	6.00%	5.75%	5.50%
Compensation rate increase	4.30%	4.30%	4.30%	3.82%	3.67%	3.52%	N/A	N/A	N/A

Weighted-average assumptions used
to determine net cost for years ended	2007	2006	2005	2007	2006	2005	2007	2006	2005

Discount rate	5.75%	5.50%	5.75%	4.88%	4.50%	4.88%	5.75%	5.50%	5.75%
Expected return on assets	8.75%	8.75%	8.75%	7.19%	7.20%	7.08%	8.60%	8.60%	8.60%
Compensation rate increase	4.30%	4.30%	4.30%	3.67%	3.52%	3.55%	N/A	N/A	N/A

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

The Company reviews external data and its own historical trends for health care costs to determine the health care trend rates for the postretirement medical plans. As of December 31, 2006, the Company modified its health care trend rates assumption by raising the rate and separating the trend rates used for plan participants less than 65 years of age and plan participants 65 years of age or older. The separation of the trend rates reflects the higher costs associated with prescription drugs in the 65 or older age group. The assumed health care trend rates as of December 31 are as follows:

	2007		2006
Assumed health care trend rates	Pre-65	Post-65	Pre-65	Post-65

Health care cost trend rate used to determine benefit obligations	8.50%	9.75%	9.00%	10.25%
Rate that the cost trend rate is assumed to decline to (ultimate trend rate)	5.00%	5.00%	5.00%	5.00%
Years to Ultimate Trend Rate	8	8	9	9

The assumed health care trend rates shown above reflect 3M’s expected medical and drug claims experience. The Company has developed certain long-term strategies to help offset trend rates through care management, strategic sourcing activities and plan design. A one percentage point change in assumed health cost trend rates would have the following effects:

Health Care Cost	One Percentage	One Percentage
(Millions)	Point Increase	Point Decrease
Effect on total of service and interest cost	$23	$(19)
Effect on postretirement benefit obligation	195	(165)

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

For the U.S. pension plan, the Company’s assumption for the expected return on plan assets was 8.75% in 2007. The Company is lowering the 2008 expected return on plan assets for its U.S. pension plan by 0.25 percentage points to 8.50%. This will reduce 2008 expected pension income by approximately $26 million. Projected returns are based primarily on broad, publicly traded equity and fixed-income indices and forward-looking estimates of active portfolio and investment management. As of December 31, 2007, the Company’s 2008 expected long-term rate of return on U.S. plan assets is based on an asset allocation assumption of 46% global equities, with an expected long-term rate of return of 7.75%, 13% private equities with an expected long-term rate of return of 12.75%; 24% fixed-income securities with an expected long-term rate of return of 5.0%; 12% absolute return investments independent of traditional performance benchmarks, with an expected long term return of 7%, 5% commodities with an expected long-term rate of return of 6.5%. The company expects additional positive return from active investment management. These assumptions result in an 8.50% expected rate of return on an annualized basis. The plan assets earned a rate of return in excess of 14%, 12% and 10% in 2007, 2006 and 2005, respectively. The average annual actual return on the plan assets over the past 10 and 25 years has been 9.1% and 12.2%, respectively.

During 2006, certain absolute return and commodity investments were included in equity and fixed income allocations. The 2006 presentation in the table that follows has been reclassified to conform to the 2007 presentation.

The U.S. plan’s asset allocation by asset category as of plan measurement dates follows:

		Percentage
	Target	of Plan Assets
Asset Category	Allocation	2007	2006
U.S. qualified pension plan
Global equity	46%	45%	57%
Fixed income	24	23	19
Private equity	13	16	12
Absolute return	12	11	9
Commodities	5	4	2
Cash	—	1	1
Total	100%	100%	100%
Postretirement benefits
Global equity	69%	75%	79%
Fixed income	10	9	10
Private equity	18	13	10
Absolute return	2	2	—
Commodities	1	1	—
Cash	—	—	1
Total	100%	100%	100%

While the target asset allocations do not have a percentage allocated to cash, the plans will always have some cash due to cash flows. The postretirement allocation shown above represents a weighted-average allocation for U.S. plans.

The international plans’ weighted-average asset allocation as of plan measurement dates follows:

	Percentage of Plan Assets
Asset Category	2007	2006
International pension plans
Global equity	46%	35%
Domestic equity	8	11
Foreign equity	4	11
Real estate	3	3
Domestic fixed income	19	19
Foreign fixed income	11	5
Insurance	9	15
Cash	—	1
Total	100%	100%

The preceding asset allocations for international plans represent the top six countries by projected benefit obligation. These countries represent approximately 90% of the total international plan assets. The other countries’ asset allocations would not have a significant impact on the information presented.

In the third quarter of 2007, the Company made discretionary contributions totaling $200 million to its U.S. qualified pension plan. In 2008, the Company expects to contribute an amount in the range of $100 million to $400 million to its U.S. and international pension plans. The Company does not have a required minimum pension contribution obligation for its U.S. plans in 2008. Therefore, the amount of the anticipated discretionary contribution could vary significantly depending on the U.S. plans’ funding status as of the 2008 measurement date and the anticipated tax deductibility of the contribution.

The following estimated benefit payments are payable from the plans to participants:

	Qualified and Non-qualified		Postretirement	Medicare Subsidy
	Pension Benefits		Benefits	Receipts
(Millions)	United States	International

2008 Benefit Payments	$574	$188	$117	$13
2009 Benefit Payments	588	192	124	15
2010 Benefit Payments	607	197	130	17
2011 Benefit Payments	628	209	138	18
2012 Benefit Payments	665	222	143	20
Following five years	3,626	1,259	799	128

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

Cash Flow Hedging — Foreign Currency Forward and Option Contracts: The Company enters into foreign exchange forward contracts, options and swaps to hedge against the effect of exchange rate fluctuations on cash flows denominated in foreign currencies and certain intercompany financing transactions. These transactions are designated as cash flow hedges. At December 31, 2007, the Company had various open foreign exchange forward and option contracts, the majority of which had maturities of one year or less. The settlement or extension of these derivatives will result in reclassifications to earnings in the period during which the hedged transactions affect earnings (from other comprehensive income). The maximum length of time over which 3M is hedging its exposure to the variability in future cash flows for a majority of the forecasted transactions is 12 months. Hedge ineffectiveness was not material for the years 2007, 2006 and 2005.

Cash Flow Hedging — Commodity Price Management: The Company manages commodity price risks through negotiated supply contracts, price protection agreements and forward physical contracts. The Company uses commodity price swaps as cash flow hedges of forecasted transactions to manage price volatility. The related mark-to-market gain or loss on qualifying hedges is included in other comprehensive income to the extent effective, and reclassified into cost of sales in the period during which the hedged transaction affects earnings. 3M has hedged its exposure to the variability of future cash flows for certain forecasted transactions through 2008. No significant commodity cash flow hedges were discontinued and hedge ineffectiveness was not material during the years 2007, 2006 and 2005.

Cash Flow Hedging — Forecasted Debt Issuance:  In June 2007, the Company executed a pre-issuance cash flow hedge by entering into a floating-to-fixed interest rate swap on a notional amount of 350 million Euros related to the anticipated July 2007 Eurobond issuance of 750 million Euros. Upon debt issuance in July 2007, 3M terminated the floating-to-fixed swap. The termination of the swap resulted in an immaterial gain, which is being amortized over the seven year life of the Eurobond.

Amounts recorded in accumulated other comprehensive income (loss) related to cash flow hedging instruments follow.

Cash Flow Hedging Instruments	Twelve months ended
Net of Tax	December 31
(Millions)	2007	2006	2005

Beginning balance	$(18)	$38	$(42)

Changes in fair value of derivatives	(17)	(53)	70
Reclassifications to earnings from equity	7	(3)	10
Total activity	(10)	(56)	80

Ending balance	$(28)	$(18)	$38

At December 31, 2007, the Company expects to reclassify to earnings over the next 12 months a majority of the cash flow hedging instruments after-tax loss of $28 million (with the impact offset by cash flows from underlying hedged items).

Fair Value Hedging — Interest Rate Swaps: The Company manages interest expense using a mix of fixed and floating rate debt. To help manage borrowing costs, the Company may enter into interest rate swaps. Under these arrangements, the Company agrees to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated by reference to an agreed-upon notional principal amount.

At December 31, 2007, the Company had interest rate swaps designated as fair value hedges of underlying fixed rate obligations. In June 2006, the Company entered into a $330 million fixed-to-floating interest rate swap to hedge the 30-year bond due in 2028. The Company terminated the swap in March 2007 and the resulting gain will be recognized over the remaining life of the underlying debt. Accordingly, the termination of the swap did not have a material impact on 3M’s consolidated results of operations or financial condition. As indicated in Note 10, in November 2006, the Company entered into a $400 million fixed-to-floating interest rate swap concurrent with the issuance of the three-year medium-term note due in 2009. Also as indicated in Note 10, in July 2007, in connection with the issuance of a seven-year Eurobond for an amount of 750 million Euros, the Company completed a fixed-to-floating interest rate swap on a notional amount of 400 million Euros as a fair value hedge of a portion of the fixed interest rate Eurobond obligation. The mark-to-market of these fair value hedges is recorded as gains or losses in interest expense and is offset by the gain or loss on the underlying debt instrument, which also is recorded in interest expense. The fair value of these interest rate swaps were $36 million and $26 million as of December 31, 2007 and 2006, respectively. These fair value hedges are 100% effective and, thus, there is no impact on earnings due to hedge ineffectiveness.

Net Investment Hedging: As circumstances warrant, the Company uses cross currency swaps, forwards and foreign currency denominated debt to hedge portions of the Company’s net investments in foreign operations. For hedges that meet the effectiveness requirements, the net gains or losses attributable to changes in spot exchange rates are recorded in cumulative translation within other comprehensive income. The remainder of the change in value of such instruments is recorded in earnings.

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

In December 2006, the Company entered into foreign currency forward contracts with a notional amount of $556 million relative to the Company’s net investment in its European subsidiaries and with a notional amount of $209 million relative to the Company’s net investment in its Japanese subsidiaries. These forwards matured in December 2007.

In July and December 2007, as discussed in Note 10, the Company issued seven-year fixed rate Eurobond securities for amounts of 750 million Euros and 275 million Euros, respectively. 3M designated each of these Eurobond issuances as hedging instruments of the Company’s net investment in its European subsidiaries.

In November and December 2007, the Company entered into foreign currency forward contracts with a notional amount of $200 million that were designated as a partial hedge of the Company’s net investment in its Chinese subsidiaries. These forwards mature in December 2008.

The unrealized loss recorded in cumulative translation related to net investment hedging at December 31, 2007 was $28 million and the unrealized loss at December 31, 2006 was $18 million.

Currency Effects: 3M estimates that year-on-year currency effects, including hedging impacts, increased net income by approximately $150 million in 2007, $20 million in 2006, and $115 million in 2005. This estimate includes the effect of translating profits from local currencies into U.S. dollars; the impact of currency fluctuations on the transfer of goods between 3M operations in the United States and abroad; and transaction gains and losses, including derivative instruments designed to reduce foreign currency exchange rate risks. 3M estimates that year-on-year derivative and other transaction gains and losses increased net income by approximately $10 million in 2007, had an immaterial impact on net income in 2006, and increased net income by approximately $50 million in 2005.

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

Fair value of financial instruments: At December 31, 2007 and 2006, the Company’s financial instruments included cash and cash equivalents, marketable securities, accounts receivable, investments, accounts payable, borrowings, and derivative contracts. The fair values of cash and cash equivalents, accounts receivable, accounts payable, and short-term borrowings and current portion of long-term debt (except the $350 million dealer remarketable security) approximated carrying values because of the short-term nature of these instruments. Available-for-sale marketable securities, investments and derivative contracts are reported at fair values. Fair values for investments held at cost are not readily available, but are estimated to approximate fair value. The carrying amounts and estimated fair values of other financial instruments based on third-party quotes as of December 31 follow:

Financial Instruments’ Carrying Amounts and Estimated Fair Values

	2007		2006
	Carrying	Fair	Carrying	Fair
(Millions)	Amount	Value	Amount	Value
Dealer remarketable securities	$350	$368	$350	$358
Convertible note (long-term in 2007 and short-term in 2006)	222	212	542	568
Long-term debt	3,797	3,796	1,047	1,054

NOTE 13.  Commitments and Contingencies

Capital and Operating Leases:

Rental expense under operating leases was $226 million in 2007, $211 million in 2006, and $195 million in 2005. It is 3M’s practice to secure renewal rights for leases, thereby giving 3M the right, but not the obligation, to maintain a presence in a leased facility. 3M’s primary capital lease, which became effective in April 2003, involves a building in the United Kingdom (with a lease term of 22 years). During the second quarter of 2003, 3M recorded a capital lease asset and obligation of approximately 33.5 million United Kingdom pounds (approximately $67 million at December 31, 2007 exchange rates). Minimum lease payments under capital and operating leases with non-cancelable terms in excess of one year as of December 31, 2007, were as follows:

	Capital	Operating
(Millions)	Leases	Leases
2008	$7	$98
2009	6	79
2010	6	58
2011	6	35
2012	5	30
After 2012	54	141
Total	84	$441
Less: Amounts representing interest	13
Present value of future minimum lease payments	71
Less: Current obligations under capital leases	2
Long-term obligations under capital leases	$69

Warranties/Guarantees:

3M’s accrued product warranty liabilities, recorded on the Consolidated Balance Sheet as part of current and long-term liabilities, are estimated at approximately $21 million as of December 31, 2007. 3M does not consider this amount to be material. The fair value of 3M guarantees of loans with third parties and other guarantee arrangements are not material.

Related Party Activity:

Purchases from related parties (largely related to companies in which 3M has an equity interest) totaled approximately $144 million in 2007 ($160 million in 2006 and $141 million in 2005). Receivables due from related parties (largely related to receivables from employees for relocation and other ordinary business expense advances) totaled approximately $40 million in 2007 ($36 million in 2006, and $37 million in 2005). 3M sales to related parties totaled approximately $6 million in 2007 ($4 million in 2006, and $5 million in 2005). Indebtedness to 3M from related parties was not material in 2007, 2006 and 2005.

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

Shareholder Derivative Litigation

As previously reported, in July 2007, a shareholder derivative lawsuit was filed in the U.S. District Court for the District of Delaware against the Company as nominal defendant and against each then current member of the Board of Directors and the officers named in the Summary Compensation Table of the 2007 Proxy Statement. The suit alleges that the Company’s 2007 Proxy Statement contained false and misleading statements concerning the tax deductibility of compensation payable under the Executive Annual Incentive Plan (“Plan”) and the standards for determining the amounts payable under the Plan. The lawsuit seeks a declaration voiding shareholder approval of the Plan, termination of the Plan, voiding the elections of directors, equitable accounting, and awarding costs, including attorneys’ fees. Plaintiff filed a motion for summary judgment, and the defendants filed a motion to dismiss all claims on the grounds that plaintiff had failed to make a demand on the Board and had otherwise failed to state a proper claim under the Private Securities Litigation Reform Act. The defendants also moved to transfer the case from the District of Delaware to the District of Minnesota. In February 2008, the Court denied without prejudice the plaintiff’s motion for summary judgment.

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

Respirator Mask/Asbestos Litigation

For more than 25 years the Company has defended and resolved the claims of hundreds of thousands of individual claimants alleging injuries from occupational dust exposures. As of December 31, 2007, the Company is a named defendant, with multiple co-defendants, in numerous lawsuits in various courts that purport to represent approximately 8,750 individual claimants, a decrease from the approximately 17,700 individual claimants with actions pending at December 31, 2006.

The vast majority of the lawsuits and claims resolved by and currently pending against the Company allege use of some of the Company’s mask and respirator products and seek damages from the Company and other defendants for alleged personal injury from workplace exposures to asbestos, silica, coal or other occupational dusts found in products manufactured by other defendants or generally in the workplace. A minority of claimants generally allege personal injury from occupational exposure to asbestos from products previously manufactured by the Company, which are often unspecified, as well as products manufactured by other defendants, or occasionally at Company premises.

In many of these lawsuits and claims, the Company is named as a defendant with multiple co-defendants where no product the Company manufactured is identified or where the Company is ultimately determined not to have manufactured the products identified by the plaintiffs. The Company’s vigorous defense of this litigation has resulted in dismissals of many claims without any payment by the Company, and jury verdicts for the Company in seven of the eight cases tried to verdict (such trials occurred in 1999, 2000, 2003, 2004 and 2007), and an appellate reversal in 2005 of the one jury verdict adverse to the Company.

As previously reported, the Company won a defense verdict in July 2007 from a jury in the federal court in Eastern District of Missouri.  The jury found the Company had no liability whatever to a plaintiff who claimed he had silicosis and a related cancer and sought to recover damages from the Company arising from his alleged illness, which he claimed to have contracted from occupational exposure to silica despite his purported use of the Company’s respirator mask equipment at various times. The jury rejected each of the plaintiff’s theories of liability against the Company.

Many of the resolved lawsuits and claims involved unimpaired claimants who were recruited by plaintiffs’ lawyers through mass chest x-ray screenings. The Company experienced a significant decline in the number of claims filed in 2007 from prior years by apparently unimpaired claimants. The Company attributes this decline to several factors, including certain changes enacted in several states in recent years of the law governing asbestos-related claims, and the highly-publicized decision in mid-2005 of the United States District Court for the Southern District of Texas that identified and criticized abuses by certain attorneys, doctors and x-ray screening companies on behalf of claimants. The Company expects the filing of claims by unimpaired claimants in the future to continue at much lower levels than in the past. The Company believes that due to this change in the type and volume of incoming claims, it is likely that the number of claims alleging more serious injuries, including mesothelioma and other malignancies, while remaining relatively constant, will represent a greater percentage of total claims than in the past. The Company has demonstrated in past trial proceedings that its respiratory protection products are effective as claimed when used in the intended manner and in the intended circumstances. Consequently the Company believes that claimants are unable to establish that their medical conditions, even if significant, are attributable to the Company’s respiratory protection products. Nonetheless the Company’s litigation experience indicates that such claims are costlier to resolve than the claims of unimpaired persons, and it therefore anticipates an increase in the average cost of resolving pending and future claims on a per-claim basis than it experienced in prior periods when the vast majority of claims were asserted by the unimpaired.

Plaintiffs have asserted specific dollar claims for damages in approximately 66% of the 3,979 lawsuits that were pending against the Company at the end of 2007 in all jurisdictions. A majority of states restrict or prohibit specifying damages in tort cases such as these, and most of the remaining jurisdictions do not require such specification. In those cases in which plaintiffs choose to assert specific dollar amounts in their complaints, brought in states that permit such pleading, the amounts claimed are typically not meaningful as an indicator of the Company’s potential liability. This is because (a) the amounts claimed typically bear no relation to the extent of the plaintiff’s injury, if any; (b) the complaints nearly always assert claims against multiple defendants with the typical complaint asserting claims against as few as a dozen different defendants to upwards of 275 different defendants, the damages alleged are not attributed to individual defendants, and a defendant’s share of liability may turn on the law of joint and several liability, which can vary by state, and by the amount of fault a jury allocates to each defendant if a case is ultimately tried before a jury; (c) many cases are filed against the Company even though the plaintiffs did not use any of the Company’s products and, ultimately, are withdrawn or dismissed without any payment; and (d) many cases are brought on behalf of plaintiffs who have not suffered any medical injury, and, ultimately, are resolved without any payment or a payment that is a small fraction of the damages initially claimed. Of the 2,629 pending cases in which purported damage amounts are specified in the complaints, 860 cases involve claims of $100,000 or less, (one (1) of them also alleges punitive damages of $15,000, nine (9) of them also allege punitive damages of $30,000, and three (3) of them also allege punitive damages of $1,000,000); 186 cases involve claims between $100,000 and $3 million (thirty-three (33) of them also allege punitive damages of $250,000, one (1) of them also alleges punitive damages of $1 million, forty-three (43) of them also allege punitive damages of $1.5 million, and 106 of them also allege punitive damages of $2 million); two (2) cases involve claims of $3 million to $7.5 million (one (1) also alleges punitive damages of $350,000 and one (1) of them also alleges punitive damages of $5 million); 21 cases involve claims of $7.5 million; four (4) cases involve claims of $7.5 million to $10 million (four (4) of them also allege damages of $21 million); 1,540 cases involve claims of $10 million (two (2) of them also allege punitive damages of $350,000, 1,531 of them also allege punitive damages of $10 million, and one (1) of them also alleges punitive damages of $15 million); 13 cases involve claims of $10 million to $50 million (one (1) of them also allege punitive damages of $15 million, five (5) of them also allege punitive damages of $15.5 million, and three (3) of them also allege punitive damages of $20 million); and three (3) cases involve claims of $50 million (two (2) of them also alleges punitive damages of $50 million). Some complaints allege that the compensatory and punitive damages are at least the amounts specified. As stated, the Company’s experience and the other reasons cited indicate that the damage amounts specified in complaints are not a meaningful factor in any assessment of the Company’s potential liability.

As previously reported, the State of West Virginia, through its Attorney General, filed a complaint in 2003 against the Company and two other manufacturers of respiratory protection products in the Circuit Court of Lincoln County, West Virginia and amended it in 2005. The amended complaint seeks substantial, but unspecified, compensatory damages primarily for reimbursement of the costs allegedly incurred by the State for worker’s compensation and healthcare benefits provided to all workers with occupational pneumoconiosis and unspecified punitive damages.

Employment Litigation

As previously reported, one current and one former employee of the Company filed a purported class action in the District Court of Ramsey County, Minnesota, in December 2004, seeking to represent a class of all current and certain former salaried employees employed by 3M in Minnesota below a certain salary grade who were age 46 or older at any time during the applicable period to be determined by the Court. The complaint alleges the plaintiffs suffered various forms of employment discrimination on the basis of age in violation of the Minnesota Human Rights Act and seeks injunctive relief, unspecified compensatory damages (which they seek to treble under the statute), including back and front pay, punitive damages (limited by statute to $8,500 per claimant) and attorneys’ fees. In January 2006, the plaintiffs filed a motion to join four additional named plaintiffs. This motion was unopposed by the Company and the four plaintiffs were joined in the case, although one claim has been dismissed following an individual settlement. The class certification hearing was held in December 2007. The Company expects a ruling on the class certification in the first half of 2008.

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

Regulatory Activities: As previously reported, the Company has been voluntarily cooperating with ongoing reviews by local, state, national (primarily the U.S. Environmental Protection Agency (EPA)), and international agencies of possible environmental and health effects of perfluorooctanyl compounds (perflurooctanoic acid or “PFOA” and perfluorooctane sulfonate or “PFOS”) and related compounds. As a result of its phase-out decision in May 2000, the Company no longer manufactures perfluorooctanyl compounds, except that a subsidiary recovers and recycles PFOA in Gendorf, Germany, for internal use in production processes and has agreed to a product stewardship initiative with the EPA to work toward elimination of its use of PFOA by 2015.

Regulatory activities concerning PFOA and/or PFOS continue in Europe and elsewhere, and before certain international bodies. These activities include gathering of exposure and use information, risk assessment, and consideration of regulatory approaches.

As previously reported, the Company, in cooperation with state agencies, tested soil and groundwater beneath three former waste disposal sites in Washington County, Minnesota, used many years ago by the Company to dispose lawfully of waste containing perfluorinated compounds. In addition, subsequent testing of water from certain municipal wells in Oakdale, Minnesota and some private wells in Lake Elmo, Minnesota, indicated the presence of low levels of PFOS and PFOA that, in some cases, were slightly above guidelines established by the Minnesota Department of Health (“MDH”).  As previously reported, the Company addressed the presence of these compounds in the water by treating certain municipal wells in Oakdale and by providing a grant to the City of Lake Elmo to extend city water to certain residents with these compounds in their private wells. In March 2007 the MDH lowered the Health-Based Values (HBVs) (i.e., the amount of a chemical in drinking water considered by the MDH staff to be safe for people to drink for a lifetime) for PFOA from 7 parts per billion (ppb) to 0.5 ppb and for PFOS from 1 ppb to 0.3 ppb. In August 2007 the MDH established these same levels as Health Risk Limits (“HRL”) (i.e., the amount of a chemical in drinking water determined by the MDH to be safe for people to drink for a lifetime) through an expedited rule-making process. In a final report issued on January 15, 2008, the MDH proposed a draft value to lower the HRL for PFOA from 0.5 ppb to 0.3 ppb in anticipation of HRL rule-making in 2008.

As previously reported, the MDH has also detected low levels of a perfluorinated compound called perfluorobutanoic acid (PFBA) in municipal wells (and in private wells as announced by the MDH in June 2007) in six nearby communities (Woodbury, Cottage Grove, Newport, St. Paul Park, South St. Paul, and Hastings, all communities located southeast of

St. Paul), some of which slightly exceed the MDH’s well guidance for PFBA, currently at 1 ppb. The Company is working with the MDH and the Minnesota Pollution Control Agency (MPCA) in assessing the source of PFBA in these wells and is supplying data that could be used in determining an appropriate drinking water guideline level. The MDH has not issued an HBV for PFBA, but the Company expects the MDH to issue further guidance in the first quarter of 2008. The Company has advised the affected communities that it will assist them in assuring their drinking water falls below the HBV for PFBA when such value is finally determined.

On May 22, 2007, the MPCA Citizen’s Board approved the Settlement Agreement and Consent Order to address the presence of perfluorinated compounds in the soil and groundwater at former disposal sites in Washington County Minnesota and at the Company’s manufacturing facility at Cottage Grove Minnesota. Under this agreement, the Company agreed to (i) evaluate releases of perfluorinated compounds from these sites and propose response actions; (ii) provide alternative drinking water if and when an HBV or HRL is exceeded for any perfluorinated compounds as a result of contamination from these sites; (iii) share information with the MPCA about perfluorinated compounds; (iv) reimburse the MPCA future costs of research that are connected to releases from the Company’s operations in Minnesota (the Company agreed to reimburse the MPCA for past research costs and provided a grant up to $5 million over the next four years for the purpose of investigating and assessing the presence and effects of perflouronated compounds in the environment and biota); and (v) pay the MPCA up to $8 million towards the implementation of remedial actions at the Washington County Landfill.  The Company is working with the MPCA under the terms of the Settlement Agreement and Consent Order to propose alternatives that the MPCA will consider to address the presence of perfluorinated compounds in the soil and groundwater at these sites.

The Company cannot predict what regulatory actions arising from the foregoing proceedings and activities, if any, may be taken regarding such compounds or the consequences of any such actions.

In February 2008, the EPA notified the Company that it is seeking $173,000 in penalties due to alleged past violations of certain monitoring and record keeping requirements under federal air pollution regulations at the Company’s manufacturing facility in Cottage Grove, Minnesota. The Company had been operating under a monitoring and record keeping approach that had been approved by the MPCA. The EPA has now approved the Company’s alternative monitoring and record keeping approach.

Litigation: As previously reported, a former employee filed a purported class action lawsuit in 2002 in the Circuit Court of Morgan County, Alabama, involving perfluorooctanyl chemistry, alleging that the plaintiffs suffered fear, increased risk, subclinical injuries, and property damage from exposure to perfluorooctanyl chemistry at or near the Company’s Decatur, Alabama, manufacturing facility. The Circuit Court in 2005 granted the Company’s motion to dismiss the named plaintiff’s personal injury-related claims on the basis that such claims are barred by the exclusivity provisions of the state’s Workers Compensation Act. The plaintiffs’ counsel filed an amended complaint in November 2006, limiting the case to property damage claims on behalf of a purported class of residents and property owners in the vicinity of the Decatur plant. Also in 2005, the judge in a second purported class action lawsuit (filed by three residents of Morgan County, Alabama, seeking unstated compensatory and punitive damages involving alleged damage to their property from emissions of perfluorooctanyl compounds from the Company’s Decatur, Alabama, manufacturing facility that formerly manufactured those compounds) granted the Company’s motion to abate the case, effectively putting the case on hold pending the resolution of class certification issues in the action described above filed in the same court in 2002. Despite the stay, plaintiffs filed an amended complaint seeking damages for alleged personal injuries and property damage on behalf of the named plaintiffs and the members of a purported class. No further action in the case is expected unless and until the stay is lifted.

As previously reported, two residents of Washington County, Minnesota, filed in October 2004 a purported class action in the District Court of Washington County on behalf of Washington county residents who have allegedly suffered personal injuries and property damage from alleged emissions from the former perfluorooctanyl production facility at Cottage Grove, Minnesota, and from historic waste disposal sites in the vicinity of that facility. After the District Court granted the Company’s motion to dismiss the claims for medical monitoring and public nuisance in April 2005, the plaintiffs filed an amended complaint adding additional allegations involving other perfluorinated compounds manufactured by the Company, alleging additional legal theories in support of their claims, adding four plaintiffs, and seeking relief based on alleged contamination of the City of Oakdale municipal water supply and certain private wells in the vicinity of Lake Elmo, Minnesota. In April 2006, the plaintiffs filed a second amended complaint adding two additional plaintiffs. The two original plaintiffs thereafter dismissed their claims against the Company. After a hearing on the plaintiffs’ motion to certify the case as a class action at the end of March 2007, the Court on June 19, 2007 denied the plaintiffs’ motion to certify the litigation as a class action. The trial of the individual cases is scheduled for January 2009.

Several hundred plaintiffs who claim to have lived in the vicinity of the ACME Barrel Company’s storage drum reconditioning facility in Chicago, Illinois, filed a lawsuit in the third quarter of 2003 in the Circuit Court of Cook County, Illinois, against 3M and a number of other companies that allegedly were customers of ACME Barrel. Since the Court rejected plaintiffs’ attempt to have this litigation proceed as a class action, 71 individuals have asserted claims against the Company and several other defendants for damages allegedly caused by emissions of hazardous materials from the ACME Barrel drum reconditioning facility.

In the second quarter of 2006, the New Jersey Department of Environmental Protection served a lawsuit that was filed in New Jersey state court against the Company and several other companies seeking cleanup and removal costs and damages to natural resources allegedly caused by the discharge of hazardous substances from two former waste disposal sites in New Jersey. During the fourth quarter, the Company negotiated a settlement of New Jersey’s claims.  Under the terms of the settlement, the company will transfer to the State of New Jersey 150 acres of undeveloped land with groundwater recharge potential, which the Company acquired for purposes of the settlement, and will pay the state’s attorneys’ fees. Notice of the settlement was published for public comment in December 2007, and no objections were received. As a result, the Company and the State of New Jersey have signed the formal settlement agreement pursuant to which the Company will transfer title to the property and will be dismissed from the lawsuit, which will continue against the codefendants.

Accrued Liabilities and Insurance Receivables Related to Legal Proceedings

The Company complies with the requirements of Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies,” and related guidance, and records liabilities for legal proceedings in those instances where it can reasonably estimate the amount of the loss and where liability is probable. Where the reasonable estimate of the probable loss is a range, the Company records the most likely estimate of the loss, or the low end of the range if there is no one best estimate. The Company either discloses the amount of a possible loss or range of loss in excess of established reserves if estimable, or states that such an estimate cannot be made. For those insured matters where the Company has taken a reserve, the Company also records receivables for the amount of insurance that it expects to recover under the Company’s insurance program. For those insured matters where the Company has not taken a reserve because the liability is not probable or the amount of the liability is not estimable, or both, but where the Company has incurred an expense in defending itself, the Company records receivables for the amount of insurance that it expects to recover for the expense incurred. The Company discloses significant legal proceedings even where liability is not probable or the amount of the liability is not estimable, or both, if the Company believes there is at least a reasonable possibility that a loss may be incurred.

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

The following table shows the major categories of on-going litigation, environmental remediation and other environmental liabilities for which the Company has been able to estimate its probable liability and for which the Company has taken reserves and the related insurance receivables:

At December 31 (Millions)	2007	2006	2005
Breast implant liabilities	$1	$4	$7
Breast implant receivables	64	93	130

Respirator mask/asbestos liabilities	121	181	210
Respirator mask/asbestos receivables	332	380	447

Environmental remediation liabilities	37	44	30
Environmental remediation receivables	15	15	15

Other environmental liabilities	147	14	8

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

Breast Implant Insurance Receivables:  In the breast implant insurance coverage litigation, the District Court in Ramsey County Minnesota entered an order in September 2007 dismissing from the suit the last of the insurers that were still contesting the extent of their coverage for the Company’s breast implant product liability claims. The dismissal was pursuant to a settlement the Company reached with those insurers during the third quarter of 2007. As of December 31, 2007, the Company had receivables for insurance recoveries related to the breast implant matter of $64 million. The Company received $29 million in 2007, reducing this receivable by that amount. The Company also received $48 million in January 2008 and expects to receive an additional $10 million by the end of 2008 pursuant to a settlement agreement with three insurers. The Company continues to pursue recovery against its remaining insurers and expects to collect the remaining receivable.

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

As of December 31, 2007, the Company’s receivable for insurance recoveries related to the respirator mask/asbestos litigation was $332 million. Various factors could affect the timing and amount of recovery of this receivable, including (i) delays in or avoidance of payment by insurers; (ii) the extent to which insurers may become insolvent in the future, and (iii) the outcome of negotiations with insurers and legal proceedings with respect to respirator mask/asbestos liability insurance coverage. The difference between the accrued liability and insurance receivable represents in part the time delay between payment of claims on the one hand and receipt of insurance reimbursements on the other hand. Because of the lag time between settlement and payment of a claim, no meaningful conclusions may be drawn from quarterly changes in the amount of receivables for expected insurance recoveries and the quarterly changes in the number of claimants at the end of each quarter.

On January 5, 2007 the Company was served with a declaratory judgment action filed on behalf of two of its insurers (Continental Casualty and Continental Insurance Co.) disclaiming coverage for respirator/mask claims. The action was filed in Hennepin County, Minnesota and names, in addition to the Company, over 60 of the Company’s insurers. This action is similar in nature to an action filed in 1994 with respect to breast implant coverage, which ultimately resulted in the Minnesota Supreme Court’s ruling of 2003 that was largely in the Company’s favor. At the company’s request, the case was transferred to Ramsey County, over the objections of the insurers. The Minnesota Supreme Court agreed to hear the insurers’ appeal of that decision. Oral argument on the appeal is scheduled for March 2008.

Environmental and Other Liabilities and Insurance Receivables: As of December 31, 2007, the Company had recorded liabilities of $37 million for estimated environmental remediation costs based upon an evaluation of currently available facts with respect to each individual site and also recorded related insurance receivables of $15 million. The Company records liabilities for remediation costs on an undiscounted basis when they are probable and reasonably estimable, generally no later than the completion of feasibility studies or the Company’s commitment to a plan of action. Liabilities for estimated costs of environmental remediation, depending on the site, are based primarily upon internal or third-party environmental studies, and estimates as to the number, participation level and financial viability of any other potentially responsible parties, the extent of the contamination and the nature of required remedial actions. The Company adjusts recorded liabilities as further information develops or circumstances change. The Company expects that it will pay the amounts recorded over the periods of remediation for the applicable sites, currently ranging up to 30 years.

As of December 31, 2007, the Company had recorded liabilities of $147 million for estimated other environmental liabilities based upon an evaluation of currently available facts. As previously reported, the Company increased its other environmental liabilities by $121 million in the first quarter of 2007 as a result of regulatory developments in Minnesota and the completion of a comprehensive review with environmental consultants regarding its other environmental liabilities which include the estimated costs of addressing trace amounts of perfluorinated compounds in drinking water sources in the City of Oakdale and Lake Elmo, Minnesota, as well as presence in the soil and groundwater at the Company’s manufacturing facilities in Decatur, Alabama, and Cottage Grove, Minnesota, and at two former disposal sites in Minnesota. The Company expects that most of the spending will occur over the next three to seven years. While the Company is not able to estimate the total costs of implementing the Settlement Agreement and Consent Order with the MPCA (described above under Environmental Matters and Litigation - Regulatory Matters), the Company increased its other environmental liabilities by an additional $13 million in the second quarter of 2007 to reflect its best estimate of the specific payment obligations under that agreement.

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

Dividends on shares held by the ESOP are paid to the ESOP trust and, together with Company contributions, are used by the ESOP to repay principal and interest on the outstanding ESOP debt. The tax benefit related to dividends paid on unallocated shares was charged directly to equity and totaled approximately $3 million in 2007, $3 million in 2006, and $4 million in 2005. Over the life of the ESOP debt, shares are released for allocation to participants based on the ratio of the current year’s debt service to the remaining debt service prior to the current payment.

The ESOP has been the primary funding source for the Company’s employee savings plans. As permitted by AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans,” the Company has elected to continue its practices, which are based on Statement of Position 76-3, “Accounting Practices for Certain Employee Stock Ownership Plans” and subsequent consensus of the EITF of the FASB. Accordingly, the debt of the ESOP is recorded as debt, and shares pledged as collateral are reported as unearned compensation in the Consolidated Balance Sheet and Consolidated Statement of Changes in Stockholders’ Equity and Comprehensive Income. Unearned compensation is reduced symmetrically as the ESOP makes principal payments on the debt. Expenses related to the ESOP include total debt service on the notes, less dividends. The Company contributes treasury shares, accounted for at fair value, to employee savings plans to cover obligations not funded by the ESOP (reported as an employee benefit expense).

Employee Savings and Stock Ownership Plans (Millions)	2007	2006	2005
Dividends on shares held by the ESOP	$37	$39	$36
Company contributions to the ESOP	10	9	12
Interest incurred on ESOP notes	5	8	10
Amounts reported as an employee benefit expense:
Expenses related to ESOP debt service	5	4	7
Expenses related to treasury shares	34	36	27

ESOP Debt Shares	2007	2006	2005
Allocated	14,039,070	15,956,530	16,729,528
Committed to be released	278,125	286,620	366,969
Unreleased	2,457,641	3,831,425	5,145,039
Total ESOP debt shares	16,774,836	20,074,575	22,241,536

NOTE 15.  Management Stock Ownership Program (MSOP) and General Employees’ Stock Purchase Plan (GESPP)

The Company issues MSOP options to eligible employees annually in May using the closing stock price on the grant date, which is the date of the Annual Stockholders’ Meeting. In May 2005, shareholders approved 36.75 million shares for issuance under the MSOP in the form of management stock options, restricted stock, restricted stock units and stock appreciation rights. Under the plan, the Company has principally issued stock options to management employees that are granted at market value on the date of grant. Prior to 2005, under previous plans, these options were generally exercisable one year after the date of grant, with expiration 10 years from the date of grant. Effective with the May 2005 grant, the Company changed its vesting period from one to three years with the expiration date remaining at 10 years from date of grant. In addition to grants to management employees, the Company makes other minor stock option grants to employees, for which vesting terms and option lives are not substantially different, and also makes minor grants of restricted stock units and other stock-based grants.

Outstanding shares under option include grants from previous plans. There were approximately 15,400 participants in the plan with either outstanding options or restricted stock units at December 31, 2007.

Management Stock Ownership Program

	2007		2006		2005
	Number of Options	Exercise Price*	Number of Options	Exercise Price*	Number of Options	Exercise Price*
Under option —
January 1	82,867,903	$67.41	80,157,713	$62.40	78,293,754	$58.70
Granted
Annual	4,434,583	84.81	11,255,448	87.31	10,821,092	76.81
Progressive (Reload)	461,815	87.12	652,552	80.44	751,995	81.19
Other	51,730	82.93	84,400	76.45	570,631	78.07
Exercised	(12,498,051)	55.34	(8,693,946)	47.71	(9,027,646)	48.30
Canceled	(704,929)	77.36	(588,264)	74.72	(1,252,113)	75.65
December 31	74,613,051	$70.50	82,867,903	$67.41	80,157,713	$62.40
Options exercisable December 31	58,816,963	$66.83	64,218,738	$62.85	68,714,166	$60.03

*Weighted average

For options outstanding at December 31, 2007, the weighted-average remaining contractual life was 66 months and the aggregate intrinsic value was $1.070 billion. For options exercisable at December 31, 2007, the weighted-average remaining contractual life was 57 months and the aggregate intrinsic value was $1.042 billion. As of December 31, 2007, there was $118 million of compensation expense that has yet to be recognized related to non-vested stock option-based awards. This expense is expected to be recognized over the remaining vesting period with a weighted-average life of 18 months. The total intrinsic values of stock options exercised during 2007, 2006 and 2005, respectively, was $373 million, $289 million and $278 million. Cash received from options exercised during 2007, 2006 and 2005, respectively, was $692 million, $414 million and $437 million.

The Company’s actual tax benefits realized for the tax deductions related to the exercise of employee stock options for 2007, 2006 and 2005, respectively, was $122 million, $93 million and $95 million. The Company does not have a specific policy to repurchase common shares to mitigate the dilutive impact of options; however, the Company has historically made adequate discretionary purchases, based on cash availability, market trends and other factors, to satisfy stock option exercise activity.

Beginning in 2007, the Company began reducing the number of traditional stock options granted under its long-term incentive compensation plan by reducing the number of employees eligible to receive annual grants and by shifting a portion of the annual grant away from traditional stock options primarily to restricted stock units. These changes will reduce the annual dilution impact from 1.5% of total outstanding common stock to about 1%. However, associated with the reduction in the number of eligible employees, the Company provided a one-time “buyout” grant to the impacted employees, which resulted in increased stock-based compensation expense in 2007. The following table summarizes MSOP restricted stock and restricted stock unit activity during the twelve months ended December 31, 2007:

Restricted Stock and
Restricted Stock Units

	Number of Awards	Grant Date Fair Value*
Nonvested balance —
As of January 1, 2007	411,562	$78.11
Granted
Annual	1,695,592	77.88
Other	22,465	50.88
Vested	(90,913)	77.38
Forfeited	(37,125)	79.04
As of December 31, 2007	2,001,581	$77.63

*Weighted average

As of December 31, 2007, there was $97 million of compensation expense that has yet to be recognized related to non-vested restricted stock and restricted stock units. This expense is expected to be recognized over the remaining vesting period with a weighted-average life of 39 months. The total fair value of restricted stock and restricted stock units that vested during the twelve-month periods ended December 31, 2007 and 2006 was $6 million and $5 million, respectively.

In addition, the Company issues cash settled Restricted Stock Units and Stock Appreciation Rights in certain countries. These grants do not result in the issuance of Common Stock and are considered immaterial by the Company.

The remaining total MSOP shares available for grant under the 2005 MSOP Program are 4,408,083, 13,074,202 and 24,937,892, respectively, as of December 31, 2007, 2006 and 2005. Restricted stock and restricted stock units, per the 2005 MSOP Program, shall be counted against the total shares available as 2.45 shares for every one share issued in connection with that award.

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

MSOP Assumptions

	Annual			Progressive (Reload)
	2007	2006	2005	2007	2006	2005
Exercise price	$84.79	$87.23	$76.87	$87.12	$80.44	$81.19
Risk-free interest rate	4.6%	5.0%	4.0%	4.6%	4.5%	3.7%
Dividend yield	2.1%	2.0%	2.0%	2.1%	2.0%	2.0%
Volatility	20.0%	20.0%	23.5%	18.4%	20.1%	20.9%
Expected life (months)	69	69	69	25	39	40
Black-Scholes fair value	$18.12	$19.81	$18.28	$13.26	$12.53	$13.18

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

As previously mentioned, the Company expanded its utilization of restricted stock units in conjunction with the May 2007 MSOP Annual Grant. The May 2007 annual restricted stock unit grant does not accrue dividends during the vesting period and vests over three years. The 2007 one-time “buyout” restricted stock unit grant vests over five years.

General Employees’ Stock Purchase Plan (GESPP):

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

General Employees’ Stock

Purchase Plan

	2007		2006		2005
		Exercise		Exercise		Exercise
	Shares	Price*	Shares	Price*	Shares	Price*
Options granted	1,507,335	$69.34	1,656,554	$65.25	1,646,521	$66.11
Options exercised	(1,507,335)	69.34	(1,656,554)	65.25	(1,646,521)	66.11
Shares available for grant — December 31	8,940,650		10,447,985		12,104,539

*Weighted average

The weighted-average fair value per option granted during 2007, 2006 and 2005 was $12.24, $11.51 and $11.67, respectively. The fair value of GESPP options was based on the 15% purchase price discount. The Company recognized compensation expense for GESSP options of $18 million in 2007, $19 million in 2006, and $19 million in 2005.

MSOP / GESPP Stock-based Compensation Expense:

The impact of stock-based compensation on net income and earnings per share provided below for the year ended December 31, 2005, was recognized over the nominal vesting period, whereby if an employee retired before the end of the vesting period, the Company would recognize any remaining unrecognized compensation cost at the date of retirement. SFAS No. 123R requires recognition under a non-substantive vesting period approach, requiring compensation expense recognition when an employee is eligible to retire. 3M employees in the United States are eligible to retire beginning at age 55 and after having completed five years of service. Approximately 25% of the number of stock-based compensation awards are made to this population. The Company changed to the non-substantive vesting period approach for new stock compensation grants made after the Company’s adoption of SFAS No. 123R on January 1, 2006. Therefore, primarily beginning in May 2006 with the annual MSOP grant, immediate expensing of those stock-based compensation awards granted to employees eligible to retire resulted in higher compensation expense than historically recognized in comparable prior periods. Capitalized stock-based compensation amounts were not material for 2007, 2006 and 2005. The income tax benefits can fluctuate by period due to the amount of Incentive Stock Options (ISO) exercised since the Company receives the ISO tax benefit upon exercise. The Company last granted ISO’s in 2002. Amounts recognized in the financial statements with respect to both the MSOP and GESPP are as follows:

MSOP / GESPP STOCK-BASED

COMPENSATION EXPENSE

	Years ended December 31
(Millions, except per share amounts)	2007	2006	2005
Cost of sales	$47	$42	$27
Selling, general and administrative expenses	137	119	96
Research, development and related expenses	44	39	32

Operating Income (Loss)	$(228)	$(200)	$(155)

Income tax benefits	$93	$72	$67

Net Income (Loss)	$(135)	$(128)	$(88)

Earnings per share impact — diluted	$(0.18)	$(0.17)	$(0.14)
Earnings per share — diluted	$5.60	$5.06	$3.98

The following table adjusts the revised diluted earnings per share for 2005 from the preceding table to reflect the approximate impact of using the non-substantive vesting period approach for these periods.

Stock-Based Compensation
Pro Forma Earnings Per Share — Diluted	2005
Earnings per share — diluted	$3.98
Impact of retirement-eligible employees	$(0.02)
Pro forma (adjusted to reflect non-substantive vesting period approach)	$3.96

NOTE 16.  Business Segments

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

3M’s businesses are organized, managed and internally grouped into segments based on differences in products, technologies and services. 3M continues to manage its operations in six operating business segments: Industrial and Transportation segment, Health Care segment, Display and Graphics segment, Consumer and Office segment, Safety, Security and Protection Services segment and Electro and Communications segment. 3M’s six business segments bring together common or related 3M technologies, enhancing the development of innovative products and services and providing for efficient sharing of business resources. These segments have worldwide responsibility for virtually all 3M product lines. 3M is not dependent on any single product or market. Certain small businesses and lab-sponsored products, as well as various corporate assets and expenses, are not allocated to the business segments.

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
Industrial and Transportation

Tapes, coated and nonwoven abrasives, adhesives, specialty materials, filtration products, closures for disposable diapers, automotive components, abrasion-resistant films, structural adhesives and paint finishing and detailing products

Health Care

Medical and surgical supplies, skin health and infection prevention products, pharmaceuticals (sold in December 2006 and January 2007), drug delivery systems, dental and orthodontic products, health information systems and microbiology products

Display and Graphics	Optical films and lens solutions for electronic displays, touch screens and touch monitors, reflective sheeting for transportation safety, and commercial graphics systems
Consumer and Office

Sponges, scouring pads, high-performance cloths, consumer and office tapes, repositionable notes, carpet and fabric protectors, construction and home improvement products, home care products, protective material products and consumer health care products

Safety, Security and Protection Services

Personal protection products, safety and security products, energy control products, commercial cleaning and protection products, floor matting, roofing granules for asphalt shingles, and Track and Trace products, such as supply chain execution software solutions

Electro and Communications	Packaging and interconnection devices, insulating and splicing solutions for the electronics, telecommunications, electrical industries, and visual systems

Business Segment Information

	Net Sales			Operating Income
(Millions)	2007	2006	2005	2007	2006	2005
Industrial and Transportation	$7,274	$6,640	$6,047	$1,501	$1,342	$1,210
Health Care	3,968	4,011	3,760	1,882	1,845	1,114
Display and Graphics	3,892	3,770	3,547	1,174	1,044	1,148
Consumer and Office	3,403	3,164	2,926	688	629	609
Safety, Security and Protection Services	3,070	2,663	2,320	611	549	513
Electro and Communications	2,775	2,631	2,509	481	411	422
Corporate and Unallocated	80	44	58	(144)	(124)	(162)
Total Company	$24,462	$22,923	$21,167	$6,193	$5,696	$4,854

	Assets			Depreciation & Amortization			Capital Expenditures
(Millions)	2007	2006	2005	2007	2006	2005	2007	2006	2005
Industrial and Transportation	$5,872	$5,180	$5,013	$294	$287	$282	$396	$284	$263
Health Care	2,909	2,477	2,166	138	162	131	213	159	138
Display and Graphics	3,199	3,035	2,775	222	232	189	341	323	237
Consumer and Office	1,720	1,577	1,476	82	77	83	101	103	79
Safety, Security and Protection Services	2,344	2,061	1,429	161	120	121	205	151	100
Electro and Communications	2,063	2,003	1,877	146	173	155	136	117	113
Corporate and Unallocated	6,587	4,961	5,805	29	28	25	30	31	13
Total Company	$24,694	$21,294	$20,541	$1,072	$1,079	$986	$1,422	$1,168	$943

Segment assets for the operating business segments (excluding Corporate and Unallocated) primarily include accounts receivable; inventory; property, plant and equipment — net; goodwill and intangible assets; and other miscellaneous assets. Assets included in Corporate and Unallocated principally are cash, cash equivalents and marketable securities; insurance receivables; deferred income taxes; certain investments and other assets, including prepaid pension assets; and certain unallocated property, plant and equipment. Corporate and unallocated assets can change from year to year due to changes in cash, cash equivalents and marketable securities, changes in prepaid pension and postretirement benefits, and changes in other unallocated asset categories. For management reporting purposes, corporate goodwill (which at December 31, 2007, totaled approximately $400 million) is not allocated to the six operating business segments. In Note 3, corporate goodwill has been allocated to the respective market segments as required by SFAS No. 142 for impairment testing.

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

Refer to Note 2 and Note 4 for discussion of items that significantly impact business segment reported results. The most significant items impacting both 2007 and 2006 results are the net gain on sale of the pharmaceuticals business (within the Health Care segment) and restructuring and other actions.

NOTE 17.  Geographic Areas

Geographic area information is used by the Company as a secondary performance measure to manage its businesses. Export sales and certain income and expense items are reported within the geographic area where the final sales to 3M customers are made.

	Net sales to customers			Operating Income			Property, plant and equipment, net
(Millions)	2007	2006	2005	2007	2006	2005	2007	2006	2005
United States	$8,987	$8,853	$8,267	$1,692	$1,908	$1,200	$3,668	$3,382	$3,291
Asia Pacific	6,601	6,251	5,744	2,136	2,097	2,085	1,116	959	865
Europe, Middle East and Africa	6,503	5,726	5,219	1,705	1,092	1,057	1,308	1,162	1,076
Latin America and Canada	2,365	2,080	1,881	665	629	512	490	404	361
Other Unallocated	6	13	56	(5)	(30)	—	—	—	—
Total Company	$24,462	$22,923	$21,167	$6,193	$5,696	$4,854	$6,582	$5,907	$5,593

Both 2007 and 2006 operating income results by geographic area were significantly impacted by the sale of businesses and restructuring and other exit activities. Refer to Note 2 and Note 4 for discussion of these items.

Asia Pacific includes Japan net sales to customers of $2.063 billion in 2007, $2.048 billion in 2006, and $2.094 billion in 2005. Asia Pacific includes Japan net property, plant and equipment of $357 million in 2007, $345 million in 2006, and $350 million in 2005.

NOTE 18.  Quarterly Data (Unaudited)

(Millions, except per-share amounts)	First	Second	Third	Fourth	Year
2007	Quarter	Quarter	Quarter	Quarter	2007

Net sales	$5,937	$6,142	$6,177	$6,206	$24,462
Cost of sales	3,022	3,175	3,240	3,298	12,735
Net income	1,368	917	960	851	4,096
Earnings per share — basic	1.88	1.28	1.34	1.20	5.70
Earnings per share — diluted	1.85	1.25	1.32	1.17	5.60

	First	Second	Third	Fourth	Year
2006	Quarter	Quarter	Quarter	Quarter	2006

Net sales	$5,595	$5,688	$5,858	$5,782	$22,923
Cost of sales	2,721	2,840	2,990	3,162	11,713
Net income	899	882	894	1,176	3,851
Earnings per share — basic	1.19	1.17	1.20	1.60	5.15
Earnings per share — diluted	1.17	1.15	1.18	1.57	5.06

Gross profit is calculated as net sales minus cost of sales. In 2007, gains on sales of businesses and real estate, net of restructuring and other items, increased net income by $448 million, or $0.62 per diluted share, with $422 million, or $0.57 per diluted share recorded in the first quarter of 2007. 2007 included net benefits from gains related to the sale of businesses and a gain on sale of real estate, which were partially offset by increases in environmental liabilities, restructuring actions, and other exit activities. In 2006, a gain on sale, net of restructuring and other items, increased net income by $438 million, or $0.57 per diluted share, with $354 million, or $0.47 per diluted share, recorded in the fourth quarter of 2006. 2006 included net benefits from gains related to the sale of certain portions of 3M’s branded pharmaceuticals business and favorable income tax adjustments, which were partially offset by restructuring actions, acquired in-process research and development expenses, settlement costs of a previously disclosed antitrust class action, and environmental obligations related to the pharmaceuticals business.

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

b. The Company’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). The management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on the assessment, the management concluded that, as of December 31, 2007, the Company’s internal control over financial reporting is effective. The Company’s internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007.

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

PART III

Documents Incorporated by Reference

In response to Part III, Items 10, 11, 12, 13 and 14, parts of the Company’s definitive proxy statement (to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year-end of December 31, 2007) for its annual meeting to be held on May 13, 2008, are incorporated by reference in this Form 10-K.

Item 10. Directors, Executive Officers and Corporate Governance. The information relating to directors and nominees of 3M is set forth under the caption “Proposal No. 1 — Election of Directors” in 3M’s proxy statement for its 2007 annual meeting of stockholders (“3M Proxy Statement”) and is incorporated by reference herein. Information about executive officers is included in Item 1 of this Annual Report on Form 10-K. The information required by Items 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is contained under the captions “Governance of the Company — Director Nomination Process”, “Board and Committee Membership — Audit Committee” of the 3M Proxy Statement and such information is incorporated by reference herein.

Code of Ethics. All of our employees, including our Chief Executive Officer and Chief Financial Officer are required to abide by 3M’s long-standing business conduct policies to ensure that our business is conducted in a consistently legal and ethical manner. 3M has posted the text of such code of ethics on its website (http://www.3M.com/businessconduct). At the same website, any future amendments to the code of ethics will also be posted. Any person may request a copy of the code of ethics, at no cost, by writing to us at the following address:

3M Company

3M Center, Building 220-9E-02

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

Equity compensation plans information follows:

Equity Compensation Plans Information (1)

	A	B	C
	Number of	Weighted-	Number of securities
	securities to be	average	remaining available for
	issued upon	exercise	future issuance under
	exercise of	price of	equity compensation
	outstanding	outstanding	plans (excluding
	options, warrants	options, warrants	securities reflected in
Plan Category	and rights	and rights	column (A)
Equity compensation plans approved by security holders
MSOP — Options	74,613,051	$70.50	—
MSOP — RSU’s	2,001,581	—	—
MSOP — Total	76,614,632	$70.50	4,408,083
GESPP	—	—	8,940,650
Non-employee directors	—	—	504,893
Subtotal	76,614,632	$70.50	13,853,626
Equity compensation plans not approved by security holders	—	—	—
Total	76,614,632	$70.50	13,853,626

(1) The weighted-average exercise price in column B is only applicable to options issued under the MSOP. The number of securities remaining available for future issuance in column C is approved for the MSOP program in total and not individually with respect to MSOP-Options and MSOP-RSU’s.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

With respect to certain relationships and related transactions as set forth in Item 404 of Regulation S-K, no matters require disclosure. The information required by Item 407(a) of Regulation S-K is contained under the caption “Governance of the Company — Director Independence” of the 3M Proxy Statement and such information is incorporated by reference herein.

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

(3.2) Bylaws, as amended as of February 11, 2008, is incorporated by reference from our Form 8-K dated February 11, 2008.

(4)  Instruments defining the rights of security holders, including indentures:

                        (4.1) Indenture, dated as of November 17, 2000, between 3M and Citibank, N.A., with respect to 3M’s senior debt securities, is incorporated by reference from our Form 8-K dated December 7, 2000.

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

(10)  Material contracts and management compensation plans and arrangements:

(10.1)             3M 2005 Management Stock Ownership Program is incorporated by reference from our Proxy Statement for the 2005 Annual Meeting of Stockholders.

(10.2)             3M 2002 Management Stock Ownership Program is incorporated by reference from our Proxy Statement for the 2002 Annual Meeting of Stockholders.

(10.3)                   3M 1997 Management Stock Ownership Program is incorporated by reference from our Proxy Statement for the 1997 Annual Meeting of Stockholders.

(10.4)                   3M 1992 Management Stock Ownership Program is incorporated by reference from our Proxy Statement for the 1992 Annual Meeting of Stockholders.

(10.5)	Form of award agreement for non-qualified stock options granted under the 2005 Management Stock Ownership Program, is incorporated by reference from our Form 8-K dated May 16, 2005.
(10.6)	Form of award agreement for non-qualified stock options granted under the 2002 Management Stock Ownership Program, is incorporated by reference from our Form 10-K for the year ended December 31, 2004.
(10.7)	3M 1997 General Employees’ Stock Purchase Plan, as amended through November 8, 2004, is incorporated by reference from our Form 10-K for the year ended December 31, 2004.
(10.8)	3M VIP (Voluntary Investment Plan) Plus is incorporated by reference from Registration Statement No. 333-73192 on Form S-8, filed on November 13, 2001.
(10.9)	3M Deferred Compensation Plan, as amended through February 2008, is incorporated by reference from our 8-K dated February 14, 2008.
(10.10)	3M Executive Annual Incentive Plan is incorporated by reference from our Form 8-K dated May 14, 2007.
(10.11)	3M Performance Unit Plan, as amended through February 11, 2007, is incorporated by reference from our Form 8-K dated May 14, 2007.
(10.12)

Description of changes to Non-Employee Director Compensation and Stock Ownership Guidelines dated as of August 13, 2007 is incorporated by reference from our Form 10-Q for the quarter ended September 30, 2007.

(10.13)	Description of changes to 3M Compensation Plan for Non-Employee Directors is incorporated by reference from our Form 8-K dated August 8, 2005.
(10.14)	3M Compensation Plan for Non-Employee Directors, as amended, through November 8, 2004, is incorporated by reference from our Form 10-K for the year ended December 31, 2004.
(10.15)	3M 1992 Directors Stock Ownership Program, as amended through November 8, 2004, is incorporated by reference from our Form 10-K for the year ended December 31, 2004.
(10.16)	3M Executive Life Insurance Plan, as amended, is incorporated by reference from our Form 10-K for the year ended December 31, 2003.
(10.17)	Summary of Personal Financial Planning Services for 3M Executives is incorporated by reference from our Form 10-K for the year ended December 31, 2003.
(10.18)	3M policy on reimbursement of incentive payments is incorporated by reference from our Form 10-K for the year ended December 31, 2006.
(10.19)	Employment agreement dated as of December 6, 2005, between 3M and George W. Buckley is incorporated by reference from our Form 8-K dated December 9, 2005.
(10.20)	Amendment, dated August 14, 2006, to employment agreement between 3M and George W. Buckley is incorporated by reference from our Form 10-Q for the quarter ended September 30, 2006.
(10.21)	Description of compensation plan for Robert S. Morrison is incorporated by reference from our Form 8-K dated August 8, 2005.
(10.22)	Employment agreement dated as of January 23, 2002, between 3M and Patrick D. Campbell is incorporated by reference from our Form 10-K for the year ended December 31, 2001.
(10.23)	Employment agreement dated as of November 19, 2002, between 3M and Richard F. Ziegler is incorporated by reference from our Form 10-K for the year ended December 31, 2002.
(10.24)	Letter agreement dated as of March 14, 2007, between 3M and Richard F. Ziegler is incorporated by reference from our 8-K dated March 19, 2007.
(10.25)	Five-year credit agreement as of April 30, 2007, is incorporated by reference from our Form 8-K dated May 3, 2007.

Filed electronically herewith:

(12)	Calculation of ratio of earnings to fixed charges.
(21)	Subsidiaries of the Registrant.
(23)	Consent of Independent Registered Public Accounting Firm.
(24)	Power of attorney.
(31.1)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
(31.2)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
(32.1)	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
(32.2)	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

3M COMPANY

By	/s/ Patrick D. Campbell
Patrick D. Campbell,
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)
February 15, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 15, 2008.

Signature	Title

George W. Buckley	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer and Director)
Linda G. Alvarado	Director
Vance D. Coffman	Director
Michael L. Eskew	Director
W. James Farrell	Director
Herbert L. Henkel	Director
Edward M. Liddy	Director
Robert S. Morrison	Director
Aulana L. Peters	Director
Rozanne L. Ridgway	Director

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