Form 10-Q
period 2008-03-31
3M CO
filed 2008-05-02
CIK 66740

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

                Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

                Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐.  No ☒.

Shares of common stock outstanding at March 31, 2008: 704,287,501.

This document (excluding exhibits) contains 43 pages.

The table of contents is set forth on page 2.

The exhibit index begins on page 41.

3M COMPANY

Form 10-Q for the Quarterly Period Ended March 31, 2008

3M COMPANY
FORM 10-Q
For the Quarterly Period Ended March 31, 2008
PART I.  Financial Information

Item 1.  Financial Statements.

3M Company and Subsidiaries
Consolidated Statement of Income
(Unaudited)

	Three months ended March 31
Millions, except per share amounts)	2008	2007
Net sales	$6,463	$5,937
Operating expenses
Cost of sales	3,336	3,022
Selling, general and administrative expenses	1,275	1,281
Research, development and related expenses	351	319
Gain on sale of businesses	—	(786)
Total	4,962	3,836
Operating income	1,501	2,101

Interest expense and income
Interest expense	55	38
Interest income	(30)	(28)
Total	25	10

Income before income taxes and minority interest	1,476	2,091
Provision for income taxes	470	708
Minority interest	18	15
Net income	$988	$1,368

Weighted average common shares outstanding — basic	706.5	729.3
Earnings per share — basic	$1.40	$1.88

Weighted average common shares outstanding — diluted	717.2	741.3
Earnings per share — diluted	$1.38	$1.85

Cash dividends paid per common share	$0.50	$0.48

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries
Consolidated Balance Sheet
(Unaudited)

(Dollars in millions, except per share amount)	Mar. 31 2008	Dec. 31 2007
Assets
Current assets
Cash and cash equivalents	$2,727	$1,896
Marketable securities — current	567	579
Accounts receivable — net	3,776	3,362
Inventories
Finished goods	1,432	1,349
Work in process	952	880
Raw materials and supplies	637	623
Total inventories	3,021	2,852
Other current assets	1,234	1,149
Total current assets	11,325	9,838

Marketable securities — non-current	660	480
Investments	302	298
Property, plant and equipment	18,961	18,390
Less: Accumulated depreciation	(12,186)	(11,808)
Property, plant and equipment — net	6,775	6,582
Goodwill	4,759	4,589
Intangible assets — net	793	801
Prepaid pension and postretirement benefits	1,416	1,378
Other assets	739	728
Total assets	$26,769	$24,694

Liabilities and Stockholders’ Equity
Current liabilities
Short-term borrowings and current portion of long-term debt	$2,042	$901
Accounts payable	1,557	1,505
Accrued payroll	595	580
Accrued income taxes	710	543
Other current liabilities	1,796	1,833
Total current liabilities	6,700	5,362

Long-term debt	4,140	4,019
Other liabilities	3,494	3,566
Total liabilities	$14,334	$12,947

Commitments and contingencies (Note 11)

Stockholders’ equity
Common stock par value, $.01 par value, 944,033,056 shares issued	9	9
Additional paid-in capital	2,833	2,785
Retained earnings	20,929	20,316
Treasury stock, at cost; 239,745,555 shares at March 31, 2008; 234,877,025 shares at Dec. 31, 2007	(10,900)	(10,520)
Unearned compensation	(81)	(96)
Accumulated other comprehensive income (loss)	(355)	(747)
Stockholders’ equity — net	12,435	11,747
Total liabilities and stockholders’ equity	$26,769	$24,694

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries
Consolidated Statement of Cash Flows
(Unaudited)

	Three months ended March 31
(Dollars in millions)	2008	2007
Cash Flows from Operating Activities
Net income	$988	$1,368
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	268	254
Company pension and postretirement contributions	(49)	(61)
Company pension and postretirement expense	28	57
Stock-based compensation expense	43	33
Gain from sale of businesses	—	(786)
Deferred income taxes	3	(222)
Excess tax benefits from stock-based compensation	(5)	(7)
Changes in assets and liabilities
Accounts receivable	(264)	(319)
Inventories	(86)	(107)
Accounts payable	20	49
Accrued income taxes	70	353
Product and other insurance receivables and claims	25	75
Other — net	(44)	(107)
Net cash provided by operating activities	997	580

Cash Flows from Investing Activities
Purchases of property, plant and equipment (PP&E)	(298)	(304)
Proceeds from sale of PP&E and other assets	4	4
Acquisitions, net of cash acquired	(16)	(55)
Purchases of marketable securities and investments	(622)	(3,285)
Proceeds from sale of marketable securities and investments	250	2,741
Proceeds from maturities of marketable securities	218	95
Proceeds from sale of businesses	—	817
Net cash provided by (used in) investing activities	(464)	13

Cash Flows from Financing Activities
Change in short-term debt — net	1,211	(448)
Repayment of debt (maturities greater than 90 days)	(89)	(56)
Proceeds from debt (maturities greater than 90 days)	—	1,565
Purchases of treasury stock	(510)	(1,164)
Reissuances of treasury stock	79	98
Dividends paid to stockholders	(353)	(350)
Distributions to minority interests	(12)	(10)
Excess tax benefits from stock-based compensation	5	7
Other — net	(16)	(6)
Net cash provided by (used in) financing activities	315	(364)

Effect of exchange rate changes on cash and cash equivalents	(17)	21

Net increase (decrease) in cash and cash equivalents	831	250
Cash and cash equivalents at beginning of year	1,896	1,447
Cash and cash equivalents at end of period	$2,727	$1,697

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

This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and notes included in its 2007 Annual Report on Form 10-K. However, as described in Note 13, during the first quarter of 2008, the Company effected certain product moves between business segments. The Company has begun to report comparative results under the new business segment structure with the filing of this Quarterly Report on Form 10-Q. In the second quarter of 2008, the Company plans to revise its business segment disclosures in its 2007 Annual Report on Form 10-K via a Form 8-K to reflect these impacts.

Significant Accounting Policies

Earnings per share:  The difference in the weighted average shares outstanding for calculating basic and diluted earnings per share is attributable to the dilution associated with the Company’s stock-based compensation plans.  Certain Management Stock Ownership Program (MSOP) options outstanding were not included in the computation of diluted earnings per share because they would not have had a dilutive effect (28.1 million average options for the three months ended March 31, 2008; 35.4 million average options for the three months ended March 31, 2007). The conditions for conversion related to the Company’s “Convertible Notes” were not met (refer to 3M’s 2007 Annual Report on Form 10-K, Note 10 to the Consolidated Financial Statements, for more detail); accordingly, there was no impact on 3M’s diluted earnings per share. If the conditions for conversion are met, 3M may choose to pay in cash and/or common stock; however, if this occurs, the Company has the intent and ability to settle this debt security in cash. The computations for basic and diluted earnings per share follow:

Earnings Per Share Computations

	Three months ended March 31
(Amounts in millions, except per share amounts)	2008	2007
Numerator:
Net income	$988	$1,368

Denominator:
Denominator for weighted average common shares outstanding — basic	706.5	729.3

Dilution associated with the Company’s stock-based compensation plans	10.7	12.0

Denominator for weighted average common shares outstanding — diluted	717.2	741.3

Earnings per share — basic	$1.40	$1.88
Earnings per share — diluted	1.38	1.85

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a single definition of fair value and a framework for measuring fair value, sets out a fair value hierarchy to be used to classify the source of information used in fair value measurements, and requires new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy. This statement applies under other accounting pronouncements that require or permit fair value measurements. In February 2008, the FASB issued Staff Positions (FSPs) No. 157-1 and No. 157-2, which, respectively, remove leasing transactions from the scope of SFAS No. 157 and defer its effective date for one year relative to certain nonfinancial assets and liabilities. As a result, the application of the definition of fair value and related disclosures of SFAS No. 157 (as impacted by these two FSPs) was effective for 3M beginning January 1,

2008 on a prospective basis with respect to fair value measurements of (a) nonfinancial assets and liabilities that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis (at least annually) and (b) all financial assets and liabilities. This adoption did not have a material impact on 3M’s consolidated results of operations or financial condition. The remaining aspects of SFAS No. 157 for which the effective date was deferred under FSP No. 157-2 are currently being evaluated by the Company. Areas impacted by the deferral relate to nonfinancial assets and liabilities that are measured at fair value, but are recognized or disclosed at fair value on a nonrecurring basis. This deferral applies to such items as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) or nonfinancial long-lived asset groups measured at fair value for an impairment assessment. The effects of these remaining aspects of SFAS No. 157 are to be applied by 3M to fair value measurements prospectively beginning January 1, 2009. The Company does not expect them to have a material impact on 3M’s consolidated results of operations or financial condition. Refer to Note 10 for disclosures required by this new pronouncement.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits an entity to choose, at specified election dates, to measure eligible financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity reports unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected are recognized in earnings as incurred and not deferred. SFAS No. 159 also established presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 was effective for financial statements issued for fiscal years beginning after November 15, 2007 (January 1, 2008 for 3M). At the effective date, an entity could elect the fair value option for eligible items that existed at that date. The entity was required to report the effect of the first remeasurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. The Company did not elect the fair value option for eligible items that existed as of January 1, 2008.

In June 2007, the FASB’s Emerging Issues Task Force reached a consensus on EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” that required nonrefundable advance payments made by the Company for future R&D activities to be capitalized and recognized as an expense as the goods or services are received by the Company. EITF Issue No. 07-3 was effective for 3M with respect to new arrangements entered into beginning January 1, 2008. The adoption of EITF Issue No. 07-3 did not have a material impact on 3M’s consolidated results of operations or financial condition.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” which changes accounting for business acquisitions. SFAS No. 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination.  Certain provisions of this standard will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets, and tax benefits. For 3M, SFAS No. 141R is effective for business combinations and adjustments to an acquired entity’s deferred tax asset and liability balances occurring after December 31, 2008. The Company is currently evaluating the future impacts and disclosures of this standard.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51,” which establishes new standards governing the accounting for and reporting of noncontrolling interests (NCIs) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCIs (previously referred to as minority interests) be treated as a separate component of equity, not as a liability; that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions, rather than as step acquisitions or dilution gains or losses; and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. This standard also requires changes to certain presentation and disclosure requirements. For 3M, SFAS No. 160 is effective beginning January 1, 2009. The provisions of the standard are to be applied to all NCIs prospectively, except for the presentation and disclosure requirements, which are to be applied retrospectively to all periods presented. The Company is currently evaluating the future impacts and disclosures of this standard.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” which will require increased disclosures about an entity’s strategies and objectives for using derivative instruments; the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities;” and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. Certain disclosures will also be required with respect to derivative features that are credit risk-related. SFAS No. 161 is effective for 3M beginning January 1, 2009 on a prospective basis. The Company does not expect this standard to have a material impact on 3M’s consolidated results of operations or financial condition.

NOTE 2.  Acquisitions

During the three months ended March 31, 2008, 3M completed one business combination. In March 2008, 3M (Industrial and Transportation Business) purchased certain assets of Hitech Polymers Inc., a manufacturer of specialty thermoplastic polymers and provider of toll thermoplastic compounding services based in Hebron, KY. The purchase price paid for this acquisition (net of cash acquired) and certain contingent consideration paid during the three months ended March 31, 2008 for previous acquisitions aggregated to $16 million.

Pro forma information related to the above acquisition is not included because the impact on the Company’s consolidated results of operations is not considered to be material. Purchased identifiable intangible assets and in-process research and development charges associated with this acquisition were not material.

In addition to business combinations, 3M periodically acquires certain tangible and/or intangible assets and purchases interests in certain enterprises that do not otherwise qualify for accounting as business combinations. These transactions are largely reflected as additional asset purchase and investment activity.

Subsequent Event

On April 1, 2008, 3M (Safety, Security and Protection Services Business) announced that it completed its acquisition of Aearo Holding Corp., the parent company of Aearo Technologies, Inc., a manufacturer of personal protection and energy absorbing products for approximately $1.2 billion, inclusive of debt assumed.

NOTE 3.  Goodwill and Intangible Assets

As discussed in Note 13, 3M made certain changes to its business segments effective in the first quarter of 2008, which resulted in no material changes to the goodwill balances by business segment. For those changes that resulted in reporting unit changes, the Company applied the relative fair value method to determine the impact to reporting units. SFAS No. 142 requires that goodwill be tested for impairment at least annually and when reporting units are changed. During the first quarter of 2008, the Company completed its assessment of any potential goodwill impairment under this new structure and determined that no impairment existed.

Purchased goodwill related to the one acquisition which closed in the first three months of 2008 totaled $2 million, all of which is deductible for tax purposes. The acquisition activity in the table below also includes the impacts of purchase accounting adjustments and contingent consideration for previously closed acquisitions. The amounts in the “Translation and other” column in the following table primarily relate to changes in foreign currency exchange rates. The goodwill balance by business segment as of December 31, 2007 and March 31, 2008, follow:

Goodwill

(Millions)	Dec. 31, 2007 Balance	Acquisition activity	Translation and other	Mar. 31, 2008 Balance
Industrial and Transportation	$1,524	$(4)	$64	$1,584
Health Care	839	9	41	889
Display and Graphics	894	—	3	897
Consumer and Office	94	—	8	102
Safety, Security and Protection Services	611	(2)	16	625
Electro and Communications	627	—	35	662
Total Company	$4,589	$3	$167	$4,759

Acquired Intangible Assets

The carrying amount and accumulated amortization of acquired intangible assets as of March 31, 2008, and December 31, 2007, follow:

(Millions)	Mar. 31 2008	Dec. 31 2007
Patents	$458	$446
Other amortizable intangible assets (primarily tradenames and customer related intangibles)	796	801
Non-amortizable intangible assets (tradenames)	81	75
Total gross carrying amount	$1,335	$1,322

Accumulated amortization — patents	(319)	(305)
Accumulated amortization — other	(223)	(216)
Total accumulated amortization	(542)	(521)
Total intangible assets — net	$793	$801

Amortization expense for acquired intangible assets for the three-month period ended March 31, 2008 and 2007 follows:

	Three months ended March 31
(Millions)	2008	2007
Amortization expense	$24	$21

The table below shows expected amortization expense for acquired intangible assets recorded as of March 31, 2008:

(Millions)	Last 3 Quarters 2008	2009	2010	2011	2012	After 2013
Amortization expense	$77	$95	$86	$79	$70	$305

The expected amortization expense is an estimate. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, changes in foreign currency exchange rates, impairment of intangible assets, accelerated amortization of intangible assets and other events.

NOTE 4.  2006/2007 Restructuring Actions

During the fourth quarter of 2006 and the first six months of 2007, management approved and committed to undertake the following restructuring actions:

•                                          Pharmaceuticals business actions — employee-related, asset impairment and other costs pertaining to the Company’s exit of its branded pharmaceuticals operations in late 2006 and early 2007. These costs included severance and benefits for pharmaceuticals business employees who are not obtaining employment with the buyers of the pharmaceuticals business as well as impairment charges associated with certain assets not transferred to the buyers.

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

The remaining accrued liability balances and cash payments in 2008 follow:

Restructuring Activity

(Millions)	Accrued Liability Balances at Dec. 31, 2007	Cash Payments in 2008	Accrued Liability Balances at March 31, 2008
Employee-Related Items and Benefits
Pharmaceuticals business actions	$5	$(4)	$1
Overhead reduction actions	10	(4)	6
Business-specific actions	5	(3)	2
Total	$20	$(11)	$9

NOTE 5.  Supplemental Stockholders’ Equity and Comprehensive Income Information

Accumulated Other Comprehensive Income (Loss)

(Millions)	March 31, 2008	Dec. 31, 2007
Cumulative translation — net	$1,103	$742
Defined benefit pension and postretirement plans adjustment — net	(1,422)	(1,453)
Debt and equity securities, unrealized gain (loss) — net	(4)	(8)
Cash flow hedging instruments, unrealized gain (loss) — net	(32)	(28)
Total accumulated other comprehensive income (loss)	$(355)	$(747)

	Comprehensive Income
	Three-months ended March 31,
(Millions)	2008	2007
Net income	$988	$1,368

Cumulative translation	282	65
Tax effect	79	8
Cumulative translation — net of tax	361	73

Defined benefit pension and postretirement plans adjustment	49	48
Tax effect	(18)	(14)
Defined benefit pension and postretirement plans adjustment — net of tax	31	34

Debt and equity securities, unrealized gain (loss)	7	2
Tax effect	(3)	—
Debt and equity securities, unrealized gain (loss) — net of tax	4	2

Cash flow hedging instruments, unrealized gain (loss)	(6)	24
Tax effect	2	(9)
Cash flow hedging instruments, unrealized gain (loss) — net of tax	(4)	15
Total — net of tax	$1,380	$1,492

Reclassification adjustments are made to avoid double counting in comprehensive income items that are also recorded as part of net income. In the first quarter of 2008, as disclosed in the net periodic benefit cost table in Note 8, $23 million pre-tax ($15 million after-tax) was reclassified from accumulated other comprehensive income to pension and postretirement expense in the income statement. These pension and postretirement expense amounts are shown in the table in Note 8 as amortization of transition (asset) obligation, amortization of prior service cost (benefit) and amortization of net actuarial (gain) loss. Other reclassification adjustments (except for cash flow hedging instruments adjustments provided in Note 9) were not material. No income tax provision has been made for the translation of foreign currency financial statements into U.S. dollars.

NOTE 6.  Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 1999. The IRS completed its examination of the Company’s U.S. income tax returns for the years 2002 through 2004 during the first quarter of 2008. The IRS’s adjustments to the Company’s tax positions were fully reserved. As a result of the additional tax payment made at the completion of the examination, the Company’s unrecognized tax benefits were reduced by $25 million. In conjunction with the 2002 through 2004 IRS exam, the IRS made adjustments to the Company’s 2001 tax year. These IRS adjustments to the Company’s tax positions for the 2001 tax year are fully reserved. The payment for the 2001 IRS adjustments is expected to occur in the second quarter of 2008.

In addition to the U.S. federal examination, there is also limited audit activity in several U.S. state and foreign jurisdictions. Currently, the Company expects the liability for unrecognized tax benefits will change by an insignificant amount during the next 12 months.

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of December 31, 2007 and March 31, 2008, respectively, are $334 million and $303 million.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in tax expense. At both December 31, 2007 and March 31, 2008, accrued interest and penalties on a gross basis were $69 million. Included in these interest and penalty amounts are interest and penalties related to tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

NOTE 7.  Marketable Securities

The Company invests in agency securities, asset-backed securities, corporate notes securities, treasury securities and other securities. The following is a summary of amounts recorded on the Consolidated Balance Sheet for marketable securities (current and non-current) at March 31, 2008.

(Millions)	March 31, 2008
Agency securities	$283
Asset-backed securities:
Automobile loans related	129
Other	10
Asset-backed securities total	139
Corporate short-term notes securities	70
Other	75

Current marketable securities	567

Agency securities	192
Asset-backed securities:
Automobile loans related	74
Credit cards related	47
Other	62
Asset-backed securities total	183
Treasury securities	151
Corporate medium-term notes securities	123
Auction rate securities	11

Non-current marketable securities	660

Total marketable securities	$1,227

Classification of marketable securities as current or non-current is dependent upon management’s intended holding period, the security’s maturity date and liquidity considerations based on market conditions. If management intends to hold the securities for longer than one year as of the balance sheet date, they are classified as non-current. The fair value of marketable securities approximates cost, except for certain auction rate securities discussed in the next paragraph. At March 31, 2008, gross unrealized losses totaled approximately $17 million, while gross unrealized gains totaled approximately $7 million. Gross unrealized losses are primarily related to auction rate securities, which are discussed further below. Gross realized gains and losses on sales or maturities of marketable securities were not material for the first three months of 2008 and 2007. Cost of securities sold or reclassified use the first in, first out (FIFO) method. Since these marketable securities are classified as available-for-sale securities, changes in fair value will flow through other comprehensive income, with amounts reclassified out of other comprehensive income into earnings upon sale or “other-than-temporary” impairment (as discussed below).

3M has a diversified marketable securities portfolio of $1.227 billion as of March 31, 2008. Within this portfolio, current and long-term asset-backed securities (estimated fair value of $322 million) are primarily comprised of interests in automobile loans and credit cards. At March 31, 2008, the asset-backed securities credit ratings were AAA or A-1+, except for one security with a fair value of $14 million that had an A credit rating. 3M’s marketable securities portfolio also includes auction rate securities (estimated fair value of $11 million) that represent interests in collateralized debt obligations, which are collateralized by pools of residential and commercial mortgages, and interests in investment grade credit default swaps. During the second half of 2007 and the first three months of 2008, these auction rate securities failed to auction due to sell orders exceeding buy orders. Liquidity for these auction-rate securities is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals, usually every 7, 28, 35, or 90 days. The funds associated with failed auctions will not be accessible until a successful auction occurs or a buyer is found outside of the auction process. Based upon an analysis of other-than-temporary impairment factors, auction rate securities with an original par value of approximately $34 million were written-down to an estimated fair value of $16 million as of December 31, 2007 and subsequently written-down to an estimated fair value of $11 million as of March 31, 2008.

These write-downs resulted in “other-than-temporary” impairment charges which reduced operating income by approximately $8 million in the fourth quarter of 2007 and approximately $1 million in the first quarter of 2008. Temporary impairments of $10 million (pre-tax) in the fourth quarter of 2007 and $4 million (pre-tax) in the first quarter of 2008 were also recorded as unrealized losses within other comprehensive income. As of March 31, 2008, these investments in auction rate securities have been in a loss position for less than nine months. These auction rate securities are classified as non-current marketable securities as of March 31, 2008 as indicated in the preceding table.

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

The balances at March 31, 2008 for marketable securities by contractual maturity are shown below. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(Millions)	March 31, 2008
Due in one year or less	$177
Due after one year through three years	594
Due after three years through five years	304
Due after five years	152

Total marketable securities	$1,227

NOTE 8.  Pension and Postretirement Benefit Plans

Components of net periodic benefit cost and other supplemental information for the three months ended March 31 follow:

Benefit Plan Information

	Qualified and Non-qualified Pension Benefits				Postretirement
	United States		International		Benefits
(Millions)	2008	2007	2008	2007	2008	2007
Service cost	$48	$48	$31	$30	$13	$14
Interest cost	149	142	66	55	26	26
Expected return on plan assets	(222)	(210)	(80)	(70)	(26)	(26)
Amortization of transition (asset) obligation	—	—	1	1	—	—
Amortization of prior service cost (benefit)	4	3	(1)	(1)	(21)	(18)
Amortization of net actuarial (gain) loss	14	32	10	13	16	18
Net periodic benefit cost (benefit)	$(7)	$15	$27	$28	$8	$14

Settlements, curtailments and special termination benefits	—	—	—	—	—	—
Net periodic benefit cost (benefit) after settlements, curtailments and special termination benefits	$(7)	$15	$27	$28	$8	$14

During the first quarter of 2008, the Company made modifications to its U.S. postretirement benefits plan. The changes are effective beginning January 1, 2009, and allow current retired employees and employees who retire before January 1, 2013 the option to continue on the existing postretirement plans or elect the new plans. Current employees who retire after December 31, 2012, will receive a savings account benefits-based plan. As a result of the modification to the U.S. postretirement benefits plan, the Company remeasured its U.S. plans’ assets and accumulated postretirement benefit obligation (APBO) as of March 31, 2008. The impact of the plan modifications reduced the APBO by $148 million, which was partially offset by asset values being $97 million lower than on December 31, 2007. Therefore, the accrued benefit cost liability recorded on the balance sheet as of March 31, 2008, was reduced by $51 million. The remeasurement did not impact the postretirement expense for the quarter ended March 31, 2008, but will reduce the expense for the remainder of the year by $15 million.

For the three months ended March 31, 2008, contributions totaling $48 million were made to the Company’s U.S. and international pension plans and $1 million to its postretirement plans. In 2008, the Company expects to contribute up to $400 million to its U.S. and international pension plans. The Company does not have a required minimum pension contribution obligation for its U.S. plans in 2008. Therefore, the amount of the anticipated discretionary pension contribution could vary significantly depending on the U.S plans’ funding status as of the 2008 measurement date and the anticipated tax deductibility of the contribution. 3M’s annual measurement date for pension and postretirement assets and liabilities is December 31 each year, which is also the date used for the related annual measurement assumptions.

NOTE 9.  Derivatives and Other Financial Instruments

The Company uses interest rate swaps, currency swaps, and forward and option contracts to manage risks generally associated with foreign exchange rate, interest rate and commodity price fluctuations. For a more detailed discussion of the company’s derivative instruments, refer to the company’s 2007 Annual Report on Form 10-K.

The Company enters into foreign exchange forward contracts, options and swaps to hedge against the effect of exchange rate fluctuations on cash flows denominated in foreign currencies and certain intercompany financing transactions. These transactions are designated as cash flow hedges. Based on exchange rates at March 31, 2008, the Company expects to reclassify to earnings over the next 12 months a majority of the cash flow hedging instruments after-tax loss of $32 million (with the impact offset by cash flows from underlying hedged items). Amounts recorded in accumulated other comprehensive income (loss) related to cash flow hedging instruments follow:

Cash Flow Hedging Instruments

Net of Tax

	Three months ended March 31
(Millions)	2008	2007
Beginning balance	$(28)	$(18)

Changes in fair value of derivatives	(20)	10
Reclassifications to earnings from equity	16	5
Total activity	(4)	15

Ending balance	$(32)	$(3)

NOTE 10.  Fair Value Measurements

As discussed in Note 1, 3M adopted SFAS No. 157, “Fair Value Measurements,” (as impacted by FSP Nos. 157-1 and 157-2) effective January 1, 2008, with respect to fair value measurements of (a) nonfinancial assets and liabilities that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis (at least annually) and (b) all financial assets and liabilities.

Under SFAS No. 157, fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. SFAS No. 157 also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors market participants would use in valuing the asset or liability developed based upon the best information available in the circumstances. The hierarchy is broken down into three levels. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability.

Categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis:

At 3M, effective January 1, 2008, fair value under SFAS No. 157 (as impacted by FSP Nos. 157-1 and 157-2) principally applied to financial asset and liabilities such as available-for-sale marketable securities, available-for-sale investments (included as part of investments in the Consolidated Balance Sheet) and certain derivative instruments. Derivatives include cash flow hedges, interest rate swaps and most net investment hedges. These items were previously and will continue to be marked-to-market at each reporting period; however, the definition of fair value used for these mark-to-markets are now applied using SFAS No. 157. The information in the following paragraphs and tables primarily addresses matters relative to these financial assets and liabilities. Separately, there were no material fair value measurements with respect to nonfinancial assets or liabilities that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis subsequent to the effective date of SFAS No. 157 (as impacted by FSP Nos. 157-1 and 157-2).

3M uses various valuation techniques, which are primarily based upon the market and income approaches, with respect to financial assets and liabilities. Following is a description of the valuation methodologies used for the respective financial assets and liabilities measured at fair value.

Available-for-sale marketable securities — except auction rate securities:

Marketable securities, except auction rate securities, are valued utilizing multiple sources, as the best individual price and the best source of information can change from one day to the next. Therefore, a weighted average price is used for these securities. Market prices are obtained for these securities from a variety of industry standard data providers, security master files from large financial institutions, and other third-party sources. These multiple prices are used as inputs into a distribution-curve-based algorithm to determine the daily fair value to be used. 3M classifies treasury securities as level 1, while all other marketable securities (excluding auction rate securities) are classified as level 2. Marketable securities are discussed further in Note 7.

Available-for-sale marketable securities — auction rate securities only:

As discussed in Note 7, auction rate securities held by 3M failed to auction during the second half of 2007 and first three months of 2008. As a result, investments in auction rate securities are valued utilizing broker-dealer valuation models and third-party indicative bid levels in markets that are not active. 3M classifies these securities as level 3.

Available-for-sale investments:

Investments include equity securities that are traded in an active market. Closing stock prices are readily available from active markets and are used as being representative of fair value. 3M classifies these securities as level 1.

Certain derivative instruments:

Derivative assets and liabilities within the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, are required to be recorded at fair value. The Company’s derivatives that are impacted by SFAS No. 157 include foreign currency forward and option contracts, commodity price swaps, interest rate swaps, and net investment hedges where the hedging instrument is recorded at fair value. Net investment hedges that use foreign currency denominated debt to hedge 3M’s net investment are not impacted by SFAS No. 157 as the debt used as the hedging instrument is marked to a value with respect to changes in spot foreign currency exchange rates and not with respect to other factors that may impact fair value.

3M has determined that foreign currency forwards and commodity hedges will be considered level 1 measurements as these are traded in active markets which have identical asset or liabilities, while currency swaps, foreign exchange options, interest rate swaps and cross-currency interest rate swaps will be considered level 2. For level 2 derivatives, 3M uses inputs other than quoted prices that are observable for the asset. These inputs include foreign currency exchange rates, volatilities, and interest rates. The level 2 derivative positions are primarily valued using standard calculations/models that use as their basis readily observable market parameters. Industry standard data providers are 3M’s primary source for forward and spot rate information for both interest rates and currency rates, with resulting valuations periodically validated through third-party or counterparty quotes and a net present value stream of cash flows model.

The following table provides information by level for assets and liabilities that are measured at fair value, as defined by SFAS No. 157, on a recurring basis.

	Fair Value	Fair Value Measurements
(Millions)	at	Using Inputs Considered as
Description	Mar. 31, 2008	Level 1	Level 2	Level 3
Assets:
Available-for-sale:
Marketable securities — except auction rate securities	$1,216	$151	$1,065	$—
Marketable securities — auction rate securities only	11	—	—	11
Investments	14	14	—	—
Derivative assets	130	88	42	—

Liabilities:
Derivative liabilities	172	97	75	—

The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3).

(Millions)	Marketable securities — auction rate securities only
Beginning balance (Dec. 31, 2007)	$16
Total gains or losses:
Included in earnings	(1)
Included in other comprehensive income	(4)
Purchases, issuances, and settlements	—
Transfers in and/or out of Level 3	—
Ending balance (Mar. 31, 2008)	$11

In addition, the plan assets of 3M’s pension and postretirement benefit plans are measured at fair value on a recurring basis (at least annually). During the quarter ended March 31, 2008, the Company remeasured the plan assets of its U.S. postretirement benefit plan in connection with a change in the benefits provided by this plan as discussed in Note 8.

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis:

During the quarter ended March 31, 2008, the Company had no significant measurements of assets or liabilities at fair value (as defined in SFAS No. 157) on a nonrecurring basis subsequent to their initial recognition. As indicated in Note 1, the aspects of SFAS No. 157 for which the effective date for 3M was deferred under FSP No. 157-2 until January 1, 2009 relate to nonfinancial assets and liabilities that are measured at fair value, but are recognized or disclosed at fair value on a nonrecurring basis. This deferral applies to such items as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) or nonfinancial long-lived asset groups measured at fair value for an impairment assessment. During the quarter ended March 31, 2008, such measurements of fair value impacted by the deferral under FSP No. 157-2 related primarily to the nonfinancial assets and liabilities with respect to the business combinations in 2008 as discussed in Note 2.

NOTE 11.  Commitments and Contingencies

Legal Proceedings:

The Company and some of its subsidiaries are involved in numerous claims and lawsuits, principally in the United States, and regulatory proceedings worldwide. These include various products liability (involving products that the Company now or formerly manufactured and sold), intellectual property, and commercial claims and lawsuits, including those brought under the antitrust laws, employment litigation and environmental proceedings. The following sections first describe the significant legal proceedings in which the Company is involved, and then describe the liabilities and associated insurance receivables the Company has accrued relating to its significant legal proceedings. Unless otherwise stated, the Company is vigorously defending all such litigation. Additional information can be found in Note 13 “Commitments and Contingencies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, including information about the Company’s process for establishing and disclosing accruals and insurance receivables.

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

Respirator Mask/Asbestos Litigation

As of March 31, 2008, the Company is a named defendant, with multiple co-defendants, in numerous lawsuits in various courts that purport to represent approximately 8,790 individual claimants, a slight increase from the approximately 8,750 individual claimants with actions pending at December 31, 2007.

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

Employment Litigation

As previously reported, one current and one former employee of the Company filed a purported class action in the District Court of Ramsey County, Minnesota, in December 2004, seeking to represent a class of all current and certain former salaried employees employed by 3M in Minnesota below a certain salary grade who were age 46 or older at any time during the applicable period to be determined by the Court. The complaint alleges the plaintiffs suffered various forms of employment discrimination on the basis of age in violation of the Minnesota Human Rights Act and seeks injunctive relief, unspecified compensatory damages (which they seek to treble under the statute), including back and front pay, punitive damages (limited by statute to $8,500 per claimant) and attorneys’ fees. In January 2006, the plaintiffs filed a motion to join four additional named plaintiffs. This motion was unopposed by the Company and the four plaintiffs were joined in the case, although one claim has been dismissed following an individual settlement. The class certification hearing was held in December 2007. On April 11, 2008, the Court granted the plaintiffs’ motion to certify the case as a class action and defined the class as all persons who were 46 or older when employed by 3M in Minnesota in a salaried exempt position below a certain salary grade at any time on or after May 10, 2003, and who did not sign a document on their last day of employment purporting to release claims arising out of their employment with 3M.  No trial date or calendar of pretrial proceedings has been set at this time.

A similar age discrimination purported class action was filed against the Company in November 2005 in the Superior Court of Essex County, New Jersey, on behalf of a class of New Jersey-based employees of the Company. The Company removed this case to the United States District Court for the District of New Jersey. On June 29, 2007, the attorneys for the plaintiff amended their complaint and dropped the class action allegations. The parties recently resolved this matter and it will be dismissed with prejudice in the near future.

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

Environmental Matters and Litigation

The Company’s operations are subject to environmental laws and regulations including those pertaining to air emissions, wastewater discharges, toxic substances, and the handling and disposal of solid and hazardous wastes enforceable by national, state, and local authorities around the world, and private parties in the United States and abroad. These laws and regulations provide, under certain circumstances, a basis for the remediation of contamination and for personal injury and property damage claims. The Company has incurred, and will continue to incur, costs and capital expenditures in complying with these laws and regulations, defending personal injury and property damage claims, and modifying its business operations in light of its environmental responsibilities. In its effort to satisfy its environmental responsibilities and comply with environmental laws and regulations, the Company has established, and periodically updates, policies relating to environmental standards of performance for its operations worldwide

Remediation: Under certain environmental laws, including the United States Comprehensive Environmental Response, Compensation and Liability Act of 1980 and similar state laws, the Company may be jointly and severally liable, typically with other companies, for the costs of environmental contamination at current or former facilities and at off-site locations. The Company has identified numerous locations, most of which are in the United States, at which it may have some liability. Please refer to the “Environmental remediation liabilities” in the table in the following section, “Accrued Liabilities and Insurance Receivables Related to Legal Proceedings” for more information on this subject.

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

Regulatory activities concerning PFOA and/or PFOS continue in Europe and elsewhere, and before certain international bodies. These activities include gathering of exposure and use information, risk assessment, and consideration of regulatory approaches. In December 2006, the European Union adopted an amendment to the

Marketing and Use Directive to limit use of PFOS. Member States were required to enact the Directive into national law by December 27, 2007 with effective dates beginning in phases on June 27, 2008.

As previously reported, the Minnesota Department of Health (“MDH”) detected low levels of another perfluoronated compound called perfluorobutanoic acid (PFBA) in municipal wells (and in private wells as announced by the MDH in June 2007) in six nearby communities (Woodbury, Cottage Grove, Newport, St. Paul Park, South St. Paul, and Hastings, all communities located southeast of St. Paul), some of which slightly exceeded the MDH’s interim advisory level for PFBA of 1 part per billion (ppb). In February 2008, the MDH established a health-based value (HBV) for PFBA of 7 (ppb) based on a clearer understanding of PFBA through the results of three major studies and sampling more than 1,000 private wells.  An HBV is the amount of a chemical in drinking water considered by the MDH staff to be safe for people to drink for a lifetime. As a result of this new HBV for PFBA, well advisories will no longer be required for certain wells in the Minnesota communities of Lake Elmo, Oakdale and Cottage Grove.  Residents in the affected communities where the levels of PFBA in private wells exceed the HBV either have been provided water treatment systems or connected to a city water system.

The Company continues to work with the Minnesota Pollution Control Agency (MPCA) pursuant to the terms of the previously disclosed May 2007 Settlement Agreement and Consent Order to address the presence of perfluoronated compounds in the soil and groundwater at former disposal sites in Washington County Minnesota and at the Company’s manufacturing facility at Cottage Grove Minnesota. Under this agreement, the Company’s principal obligations include (i) evaluation of releases of perfluoronated compounds from these sites and propose response actions; (ii) providing alternative drinking water if and when an HBV or Health Risk Limit (“HRL”) (i.e., the amount of a chemical in drinking water determined by the MDH to be safe for people to drink for a lifetime) is exceeded for any perfluoronated compounds as a result of contamination from these sites; (iii) remediation of any source of PFBA and provide alternative drinking water if and when levels are found above an HBV or HRL; and (iv) sharing information with the MPCA about perfluoronated compounds. Please refer to the “Other environmental liabilities” in the table in the following section, “Accrued Liabilities and Insurance Receivables Related to Legal Proceedings” for more information on this subject.

The Company cannot predict what regulatory actions arising from the foregoing proceedings and activities, if any, may be taken regarding such compounds or the consequences of any such actions.

In February 2008, the EPA notified the Company that it is seeking $173,000 in penalties due to alleged past violations of certain monitoring and record keeping requirements under federal air pollution regulations at the Company’s manufacturing facility in Cottage Grove, Minnesota. The Company had been operating under a monitoring and record keeping approach that had been approved by the MPCA. The EPA has now approved the Company’s alternative monitoring and record keeping approach and agreed to settle the matter in principle for $30,000.

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

Accrued Liabilities and Insurance Receivables Related to Legal Proceedings

The following table shows the major categories of on-going litigation, environmental remediation and other environmental liabilities for which the Company has been able to estimate its probable liability and for which the Company has taken reserves and the related insurance receivables:

LIABILITY AND RECEIVABLE BALANCES

	Mar. 31	Dec. 31
(Millions)	2008	2007

Breast implant liabilities	$—	$1
Breast implant insurance receivables	13	64

Respirator mask/asbestos liabilities	113	121
Respirator mask/asbestos insurance receivables	318	332

Environmental remediation liabilities	35	37
Environmental remediation insurance receivables	15	15

Other environmental liabilities	$149	$147

For those significant pending legal proceedings that do not appear in the table and that are not the subject of pending settlement agreements, the Company has determined that liability is not probable or the amount of the liability is not estimable, or both, and the Company is unable to estimate the possible loss or range of loss at this time. The amounts in the preceding table with respect to environmental remediation represent the Company’s best estimate of the liability. The Company does not believe that there is any single best estimate of the respirator mask/asbestos liability or the other environmental liabilities shown above, nor that it can reliably estimate the amount or range of amounts by which those liabilities may exceed the reserves the Company has established.

The Company received $51 million in the first quarter of 2008 (of which $48 million was previously reported) and expects to receive an additional $10 million by the end of 2008 pursuant to settlement agreements with several insurers of the breast implant matter. The Company continues to pursue recovery against its remaining insurers and expects to collect the remaining breast implant receivable.

On January 5, 2007 the Company was served with a declaratory judgment action filed on behalf of two of its insurers (Continental Casualty and Continental Insurance Co. — both part of the Continental Casualty Group) disclaiming coverage for respirator mask/asbestos claims. These insurers represent approximately $14 million of the $318 million insurance recovery receivable referenced in the above table. The action was filed in Hennepin County, Minnesota and names, in addition to the Company, over 60 of the Company’s insurers. This action is similar in nature to an action filed in 1994 with respect to breast implant coverage, which ultimately resulted in the Minnesota Supreme Court’s ruling of 2003 that was largely in the Company’s favor.  At the company’s request, the case was transferred to Ramsey County, over the objections of the insurers.  The Minnesota Supreme Court heard oral argument of the insurers’ appeal of that decision in March 2008 and the parties are awaiting the ruling of the Court.

As a result of settlements reached with a number of direct insurers of 3M and one reinsurer, the Company was paid $14 million in the first quarter and the Company expects to receive another $57 million in payments over the next four quarters in connection with the respirator mask/asbestos receivable.

NOTE 12. Management Stock Ownership Program (MSOP) and General Employees’ Stock Purchase Plan (GESPP)

Effective with the May 2005 MSOP annual grant, the Company changed its vesting period from one to three years with the expiration date remaining at 10 years from date of grant. Beginning in 2007, the Company reduced the number of traditional stock options granted under the MSOP plan by reducing the number of employees eligible to receive annual grants and by shifting a portion of the annual grant away from traditional stock options primarily to restricted stock units. However, associated with the reduction in the number of eligible employees, the Company provided a one-time “buyout” grant of restricted stock units to the impacted employees. Due to the vesting period change for annual grants effective in May 2005, the first quarter of 2008 includes expense from three grant years (2007, 2006 and 2005), while the first quarter of 2007 only includes expense from two grant years (2006 and 2005), The income tax benefits shown in the following table can fluctuate by period due to the amount of Incentive Stock Options (ISO) exercised since the Company receives the ISO tax benefit upon exercise. The Company last granted ISO in 2002. Amounts recognized in the financial statements with respect to both the MSOP and GESPP (refer to Note 15 in 3M’s 2007 10-K) are as follows:

	Three months ended
	March 31
(Millions, except per share amounts)	2008	2007
Cost of sales	$9	$8
Selling, general and administrative expenses	26	19
Research, development and related expenses	8	6

Operating income (loss)	$(43)	$(33)

Income tax benefits	$17	$13

Net income (loss)	$(26)	$(20)

Earnings per share impact— diluted	$(0.04)	$(0.03)

The following table summarizes MSOP stock option activity during the three months ended March 31, 2008:

			Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic Value
Stock Options	Options	Price*	Life* (months)	(millions)
Under option —
January 1	74,613,051	$70.50
Granted
Annual	—	—
Progressive (Reload)	69,179	80.33
Other	716	78.49
Exercised	(909,308)	51.23
Canceled	(139,469)	83.59
March 31	73,634,169	$70.73	63	$801
Options exercisable
March 31	58,050,540	$67.16	54	$792

*Weighted average

As of March 31, 2008, there was $97 million of compensation expense that has yet to be recognized related to non-vested stock option based awards. This expense is expected to be recognized over the remaining vesting period with a weighted-average life of 1.5 years. The total intrinsic values of stock options exercised during the three-month periods ended March 31, 2008 and 2007, was $25 million and $38 million, respectively. Cash received from options exercised was $45 million and $72 million for the three months ended March 31, 2008 and 2007, respectively. The Company’s actual tax benefits realized for the tax deductions related to the exercise of employee stock options were $7 million and $11 million for the three months ended March 31, 2008 and 2007, respectively. Capitalized stock-based compensation amounts were not material at March 31, 2008.

As previously mentioned, the Company expanded its utilization of restricted stock units in conjunction with the May 2007 MSOP Annual Grant. The May 2007 restricted stock unit grant does not accrue dividends during the vesting period and vests over three years. The one-time “buyout” restricted stock unit grant vests over five years.

The following table summarizes MSOP restricted stock and restricted stock unit activity during the three months ended March 31, 2008:

Restricted Stock and Restricted Stock Units

	Number of Awards	Grant Date Fair Value*
Nonvested balance —
As of January 1	2,001,581	$77.63
Granted
Annual	—	—
Other	109,748	78.33
Vested	(4,000)	82.71
Forfeited	(14,942)	56.38
As of March 31	2,092,387	$77.81

*Weighted average

As of March 31, 2008, there was $93 million of compensation expense that has yet to be recognized related to non-vested restricted stock and restricted stock units. This expense is expected to be recognized over the remaining vesting period with a weighted-average life of 3.1 years. The total fair value of restricted stock and restricted stock units that vested during the three-month periods ended March 31, 2008 and 2007 was not material.

In addition, the Company issues cash settled Restricted Stock Units and Stock Appreciation Rights in certain countries. These grants do not result in the issuance of Common Stock and are considered immaterial by the Company.

The remaining total MSOP shares available for grant under the 2005 MSOP Program are 4,138,711 as of March 31, 2008. Restricted stock and restricted stock units, per the 2005 Plan, shall be counted against the total shares available as 2.45 shares for every one share issued in connection with that award.

NOTE 13. Business Segments

Effective in the first quarter of 2008, 3M made certain changes to its business segments in its continuing effort to drive growth by aligning businesses around markets and customers. The most significant of these changes are summarized as follows:

•                  3M’s Display and Graphics segment created the Projection Systems Department by combining Visual Systems, 3M Precision Optics Inc. and the Company’s mobile display technology. The new department will focus on bringing 3M technology to the projection market, providing customers with a centralized resource dedicated to developing differentiated solutions. Visual Systems (previously in the Electro and Communications segment) serves the world’s office and education markets with overhead projectors and transparency films, as well as equipment and materials for electronic and multimedia presentations. 3M Precision Optics Inc. and the Company’s mobile display technology were previously part of the Optical Systems Division within the Display and Graphics segment.

•                  3M’s Touch Systems business (previously in the Display and Graphics segment), which includes touch screens and touch monitors, was transferred to the Electro and Communications segment. Touch Systems brings synergistic technologies and strong alignment with 3M’s electronics’ divisions and markets.

•                  Certain adhesives and tapes in the Industrial Adhesives and Tapes business (Industrial and Transportation segment) were transferred to the Consumer and Office segment, primarily related to the Stationery Products business and Construction and Home Improvement business.

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

The financial information presented herein reflects the impact of all of the preceding segment structure changes for all periods presented.

Business Segment Information

	Three months ended
	March 31
(Millions)	2008	2007

NET SALES

Industrial and Transportation	$2,087	$1,783
Health Care	1,077	962
Display and Graphics	871	926
Consumer and Office	838	817
Safety, Security and Protection Services	859	758
Electro and Communications	725	664
Corporate and Unallocated	6	27
Total Company	$6,463	$5,937

OPERATING INCOME

Industrial and Transportation	$472	$410
Health Care	321	1,062
Display and Graphics	187	296
Consumer and Office	166	178
Safety, Security and Protection Services	204	181
Electro and Communications	146	110
Corporate and Unallocated	5	(136)
Total Company	$1,501	$2,101

The following items impacted operating income results for the three months ended March 31, 2007. 3M completed the sale of its global branded pharmaceuticals business in Europe, which resulted in a pre-tax gain on sale of $786 million (reflected in the Health Care segment). The Health Care segment also included a net pre-tax gain of $7 million, which primarily related to adjustments to restructuring costs that were recorded in the fourth quarter of 2006. The Electro and Communications segment included a pre-tax restructuring charge of $19 million, primarily related to asset impairment charges. The Company increased in accrued environmental liabilities by $121 million to address remediation activities associated with perfluoronated compounds (reflected in Corporate and Unallocated). In summary, these items on a combined basis benefited operating income for the three months ended March 31, 2007 by $653 million.

Corporate and unallocated operating income includes a variety of miscellaneous items, such as corporate investment gains and losses, certain derivative gains and losses, insurance-related gains and losses, certain litigation and environmental expenses, corporate restructuring charges and certain under- or over-absorbed costs that the company may choose not to allocate directly to its business segments. Because this category includes a variety of miscellaneous items, it is subject to fluctuation on a quarterly and annual basis.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of 3M Company:

We have reviewed the accompanying consolidated balance sheet of 3M Company and its subsidiaries as of March 31, 2008 and the related consolidated statements of income and of cash flows for the three-month periods ended March 31, 2008 and 2007.  These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2007, and the related consolidated statements of income, of changes in stockholders’ equity and comprehensive income, and of cash flows for the year then ended (not presented herein), and in our report dated February 11, 2008, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2007, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Minneapolis, Minnesota

May 1, 2008

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

As discussed in Note 13 to the Consolidated Financial Statements, effective in the first quarter of 2008, 3M made certain changes to its business segments. The financial information presented herein reflects the impact of these business segment changes for all periods presented.

3M reported net sales of $6.463 billion and net income of $988 million, or $1.38 per diluted share, for the three months ended March 31, 2008. Sales increased 8.9 percent, helped by foreign currency translation of 6.1 percentage points. Operating income margins were maintained at about 20 percent or more in all six business segments, resulting in a total 3M operating income margin of 23.2 percent. 3M continues to invest in research and development, additional sales presence, a more efficient supply chain and in acquisitions, as evidenced by the April 1, 2008 acquisition of Aearo Holding Corp. (hereafter referred to as Aearo), the parent company of Aearo Technologies, Inc., a global leader in the personal protection industry.

3M completed the sale of its global branded pharmaceuticals business in Europe in January 2007. As a result, 3M recorded a gain on sale, which was partially offset by restructuring expenses and increases in environmental liabilities. These items on a combined basis benefited 2007 net income by $422 million, or $0.57 per diluted share. Including these 2007 items, 3M reported net sales of $5.937 billion and net income of $1.368 billion, or $1.85 per diluted share, for the three months ended March 31, 2007. Refer to “Note A” at the end of this overview section for more detail on these 2007 items.

3M’s product and geographical diversification enabled the Company to post good first-quarter 2008 results, despite the weak U.S. economy and challenges in the Optical Systems business within the Display and Graphics business segment. The first-quarter of 2008 was impacted by four principal factors:

•                  Strong sales and operating income performance in four of its six business segments (Industrial and Transportation; Safety, Security and Protection Services; Health Care without pharmaceuticals; and Electro and Communications)

•                  Slowing U.S. sales growth, as evidenced by weakness in 3M’s Consumer and Office segment

•                  Strong international performance, with international representing approximately 66% of 3M’s worldwide sales in the first quarter of 2008 (China, Russia, India, the Middle East and Eastern Europe, in addition to Latin America, all experienced sales growth of more than 15%)

•                  Continued slowing of, and margin compression in, the Optical Systems business, which primarily impacted sales and operating income performance in the Asia Pacific area

The following table summarizes sales and operating income results by business segment.

	Three months ended March 31
	2008		2007		% change
	Net	Oper.	Net	Oper.	Net	Oper.
(Millions)	Sales	Income	Sales	Income	Sales	Income

Industrial and Transportation	$2,087	$472	$1,783	$410	17.1%	15.2%
Health Care	1,077	321	962	1,062	12.0%	N/A
Display and Graphics	871	187	926	296	(5.9)%	(36.7)%
Consumer and Office	838	166	817	178	2.6%	(7.0)%
Safety, Security and Protection Services	859	204	758	181	13.4%	12.4%
Electro and Communications	725	146	664	110	9.2%	33.6%
Corporate and Unallocated	6	5	27	(136)
Total Company	$6,463	$1,501	$5,937	$2,101	8.9%	(28.6)%

Worldwide total sales growth was 8.9%. Local-currency sales growth (which includes volume, selling price and acquisition impacts) was 3.0% for the first quarter of 2008, including 1.7 percentage points from acquisitions. Local-currency sales increased 9.6% in Industrial and Transportation (including 4.0 percentage points from acquisitions), 6.4% in Safety, Security and Protection Services (including 1.9 percentage points from acquisitions), 5.9% in Health Care (including 0.8 percentage points from acquisitions) and 3.3% in Electro and Communications (including one percentage point from acquisitions). Local-currency sales declined 2.5% in Consumer and Office and 9.1% in Display and Graphics (excluding a 0.7 percentage point penalty from the Opticom/Canoga business divestiture in 2007).

Worldwide sales growth was led by Industrial and Transportation, with strong sales growth in virtually all businesses and major geographic areas. Security and Protection Services sales growth was led by respiratory protection, cleaning and window film solutions for commercial buildings and corrosion protection products, with geographic area sales growth led by Europe, Asia Pacific and Latin America. Health Care sales growth was strongest in medical, dental and orthodontics, with positive sales growth in all major geographies. Electro and Communications sales growth was led by electrical markets and electronic markets materials, with positive sales growth in all major geographies, despite declines in the flexible circuits business where a number of product solutions are going end-of-life. Sales in Consumer and Office were impacted by the weakness in U.S. office mass retail channels, but did experience sales growth in Europe, Asia Pacific and Latin America. The U.S. consumer and office retail markets are expected to remain slow in the second quarter of 2008, with this weakness likely to persist throughout the balance of 2008. Within Display and Graphics, positive sales growth in Traffic Safety Systems and Commercial Graphics was more than offset by lower sales in Optical Systems, which were down 16 percent year-on-year. As a result, sales for Display and Graphics were down 5.9 percent in the first quarter of 2008. The challenges in Optical Systems are likely to extend throughout 2008 as price pressure remains intense in segments of the LCD market and OEMs aggressively pursue cost reductions from their component suppliers, including 3M. Refer to the Performance by Business Segment section for a more detailed discussion of the results of the respective segments.

Geographically, Latin America and Canada led local-currency sales growth (including acquisitions) in the first quarter of 2008, with a combined increase of 12.8%, followed by Europe with a 3.1% increase, the United States with a 2.0% increase and Asia Pacific with a 0.8% increase. Sales in Asia Pacific were negatively impacted by Optical Systems, which were down 18% in that region. Excluding Optical Systems, Asia Pacific sales increased 8% on a local-currency basis. Of the local-currency sales growth, acquisitions contributed 1.2% to the combined Latin America and Canada, 1.4% to Europe, 3.1% to the United States and 0.3% to Asia Pacific. Foreign currency translation positively impacted international sales by 9.7%, as the U.S. dollar weakened in aggregate against many currencies in these geographic areas. Foreign currency translation positively impacted Latin America and Canada by 13.1%, Europe by 11.9% and Asia Pacific by 6.6%.

Operating income margins for the three months ended March 31, 2008 were 23.2%, compared to 35.4% in the first quarter of 2007. Operating income margins for the first quarter of 2007 were impacted by the gain on sale, net of restructuring expenses and increases in environmental liabilities, which on a combined basis contributed 11.0 percentage points of the 35.4% operating income margin. 3M generated $997 million of operating cash flows for the three months ended March 31, 2008, an increase of $417 million compared to the three months ended March 31, 2007. Refer to the section entitled “Cash Flows from Operating Activities” later in the MD&A for a discussion of items impacting cash flows.

For the three months ended March 31, 2008, the Company utilized $863 million of cash to repurchase 3M common stock and pay dividends. In February 2007, 3M’s Board of Directors authorized a two-year share repurchase of up to $7.0 billion for the period from February 12, 2007 to February 28, 2009. As of March 31, 2008, approximately $3.7 billion remained available for repurchase. In February 2008, 3M’s Board also authorized a dividend increase of 4.2% for 2008, marking the 50th consecutive year of dividend increases for 3M. 3M’s debt to total capital ratio (total capital defined as debt plus equity) as of March 31, 2008 was 33 percent. 3M has an AA credit rating, with a stable outlook, from Standard & Poor’s and an Aa1 credit rating, with a negative outlook, from Moody’s Investors Service. The Company has sufficient access to capital markets to meet currently anticipated growth and acquisition investment funding needs.

(Note A). In the first quarter of 2007, the gain on sale, net of restructuring expenses and increases in environmental liabilities, increased operating income by $653 million and net income by $422 million, or $0.57 per diluted share. This included net benefits from gains related to the sale of 3M’s branded pharmaceuticals business in Europe ($786 million pre-tax, $506 million after-tax), which were partially offset by restructuring actions ($12 million pre-tax, $9 million after-tax) and increases in environmental liabilities ($121 million pre-tax, $75 million after-tax).

RESULTS OF OPERATIONS

Percent change information compares first three months of 2008 with the same period last year, unless otherwise indicated.

Net Sales:

	Three months ended
	March 31, 2008
	U.S.	Intl.	Worldwide
Net sales (millions)	$2,226	$4,237	$6,463
% of worldwide sales	34.4%	65.6%
Components of net sales change:
Volume — organic	(2.8)%	3.9%	1.6%
Volume — acquisitions	3.1	0.9	1.7
Price	1.7	(1.4)	(0.3)
Local-currency sales (including acquisitions)	2.0	3.4	3.0
Divestitures	(0.4)	—	(0.2)
Translation	—	9.7	6.1
Total sales change	1.6%	13.1%	8.9%

In the first quarter of 2008, worldwide sales grew 8.9% in U.S. dollar terms, with international up 13.1% and the U.S. up 1.6%. Worldwide, local-currency sales growth was 3.0%, comprised of organic local-currency volume  growth of 1.6%, acquisitions growth of 1.7% and selling price declines of 0.3%. Selling prices were negatively impacted by 1.1 percentage points due to price reductions in the Optical Systems business during the quarter. Foreign currency translation added 6.1% to first-quarter 2008 sales. Worldwide, local currency sales growth was led by the Industrial and Transportation, Safety, Security and Protection Services, Health Care, and Electro and Communications.

In the United States, local-currency sales improved 2.0% when compared to last year’s first-quarter. Due to the slow economic conditions, organic volumes declined 2.8%, while acquisitions added 3.1% and selling price increases added 1.7%. On the positive side, 3M experienced strong sales growth of 13% in Industrial and Transportation, 7% in Electro and Communications and 3% in Health Care. This sales growth was partially offset by sales declines of 9% in Consumer and Office, 5% in Display and Graphics and 4% in Safety, Security and Protection Services.

International sales were up 13.1% in U.S. dollar terms. Local-currency sales were up 3.4%, with organic sales volume up 3.9% as five of six business segments posted positive local-currency growth. Selling prices declined 1.4%, driven by a 13% decline in Optical Systems selling prices, while acquisitions added 0.9% of additional growth. Regionally, local-currency growth was led by combined Latin America and Canada at 13% and Europe at 3%. The Asia-Pacific region delivered 0.8% local-currency growth, which was negatively impacted by an 18% decline in the Optical Systems business. Foreign currency translation increased first-quarter sales by 9.7%. Refer to the “Performance by Business Segment” section for additional discussion of sales change by segment and the preceding “Overview” section for discussion of sales growth by geographic area.

Operating Expenses:

	Three months ended
	March 31
(Percent of net sales)	2008	2007	Change
Cost of sales	51.7%	50.8%	0.9%
Selling, general and administrative expenses	19.7	21.6	(1.9)
Research, development and related expenses	5.4	5.4	—
Gain on sale of businesses	—	(13.2)	13.2
Operating income	23.2%	35.4%	(12.2)%

Cost of sales as a percent of net sales increased 0.9 percentage points in the first quarter compared to the same period in 2007, with this increase entirely attributable to the impact of Optical Systems. The remainder of 3M’s broad-based portfolio performed as expected, with impacts from selling price increases helping to offset higher year-on-year raw material costs.

Selling, general and administrative (SG&A) expenses as a percent of net sales decreased 1.9 percentage points when compared to the same period in 2007. In the first quarter of 2007, the $121 million increase in environmental liabilities and $7 million in SG&A restructuring expenses increased SG&A by 2.2 percentage points on a combined basis (discussed in Note A at the end of the preceding overview section).

Research, development and related expenses as a percent of net sales remained flat when compared to the same period in 2007.

In January 2007, 3M completed the sale of its global branded pharmaceuticals business in Europe to Meda AB. 3M received proceeds of $817 million for this transaction and recognized, net of assets sold, a pre-tax gain of $786 million in the first quarter of 2007 (recorded in the Health Care segment).

Operating Income:

3M uses operating income as one of its primary business segment performance measurement tools. Operating income margins were 23.2% in the first three months of 2008, a decrease from 35.4% for the first three months of 2007. Operating income margins for the first quarter of 2007 were positively impacted by the gain on sale, net of restructuring expenses and increases in environmental liabilities, which contributed 11.0 percentage points of the 35.4% operating income margin.

Interest Expense and Income:

	Three months ended
	March 31
(Millions)	2008	2007
Interest expense	$55	$38
Interest income	(30)	(28)
Total	$25	$10

Interest expense increased for the first quarter of 2008 when compared to the same period in 2007, primarily related to higher debt balances and higher long-term debt interest rates in the U.S. Interest income was higher in the first quarter of 2008, predominately due to higher average cash, cash equivalent and marketable securities balances.

Provision for Income Taxes:

	Three months ended
	March 31
(Percent of pre-tax income)	2008	2007
Effective tax rate	31.8%	33.8%

The tax rate for the first quarter of 2008 was 31.8%, compared to 33.8% in the first quarter of 2007, with approximately 1.4 percentage points of this decrease due to lower international tax rates and adjustments to income tax reserves. The 2007 tax rate was higher by 0.6 percentage points due to the combined impact of the sale of the branded pharmaceuticals businesses, restructuring expenses and increases in environmental liabilities. Refer to Note 6 for further discussion of income taxes.

Minority Interest:

	Three months ended
	March 31
(Millions)	2008	2007
Minority Interest	$18	$15

Minority interest expense eliminates the income or loss attributable to non-3M ownership interests in 3M consolidated entities. 3M’s most significant consolidated entity with non-3M ownership interests is Sumitomo 3M Limited (3M owns 75% of Sumitomo 3M Limited). The increase for the first three months of 2008 primarily related to Sumitomo 3M Limited.

Currency Effects:

3M estimates that year-on-year currency effects, including hedging impacts, increased net income by approximately $50 million for the three months ended March 31, 2008. This estimate includes the effect of translating profits from local currencies into U.S. dollars; the impact of currency fluctuations on the transfer of goods between 3M operations in the United States and abroad; and transaction gains and losses, including derivative instruments designed to reduce foreign currency exchange rate risks. However, this estimate does not reflect the higher commodity prices 3M is currently experiencing related to dollar-denominated commodities, which would mute this impact somewhat. 3M estimates that year-on-year derivative and other transaction gains and losses decreased net income by approximately $15 million for the three months ended March 31, 2008.

New Accounting Pronouncements:

Information regarding new accounting pronouncements is included in Note 1 to the Consolidated Financial Statements.

PERFORMANCE BY BUSINESS SEGMENT

As discussed in Note 13 to the Consolidated Financial Statements, effective in the first quarter of 2008, 3M made certain changes to its business segments. Segment information for all periods presented has been reclassified to reflect the new segment structure.

Information related to 3M’s business segments for the first quarter of both 2008 and 2007 is presented in the tables that follow. Local-currency sales (which includes both organic and acquisition volume impacts plus price impacts) are provided for each segment. The divestiture impact, if any, translation impact and total sales change are also provided for each segment.

Industrial and Transportation Business:

	Three months ended
	March 31
	2008	2007
Sales (millions)	$2,087	$1,783
Sales change analysis:
Local currency (volume and price)	9.6%	4.0%
Translation	7.5	2.7
Total sales change	17.1%	6.7%

Operating income (millions)	$472	$410
Percent change	15.2%	8.2%
Percent of sales	22.6%	23.0%

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

First-quarter sales in Industrial and Transportation grew 17.1 percent to $2.1 billion, with strong sales growth in virtually all businesses and major geographic areas. In local-currency terms, sales increased 9.6 percent, including a 4 percentage point benefit from acquisitions. Efforts to reinvigorate 3M’s core is evident as all of this segments largest core industrial businesses — including abrasives, industrial adhesives and tapes, automotive aftermarket and automotive OEM — each drove solid sales growth in the quarter, along with personal care products, aerospace and the oil and gas market initiative. In the Automotive Aftermarket division, which supplies technology-based solutions to autobody repair shops around the world, growth was driven largely by abrasives, masking and refinishing products. First-quarter operating income in Industrial and Transportation was $472 million, up 15.2 percent, with operating margins of 22.6 percent.

Throughout 2007, 3M increased its investment in this business to strengthen its portfolio of core technologies. Through increased R&D and a number of bolt-on and complimentary acquisitions, 3M has begun to transform its tapes, abrasives and adhesives businesses into a legitimate growth engine for the company. 3M is extending the core by expanding into fast-growing adjacencies such as professional abrasive power tools and solar energy solutions. 3M has gone a long way to reinvent its abrasives division in the past year, driven by special application products for dozens of industries including marine, aerospace, wood and metalworking and automotive OEM.  3M is driving added market penetration in emerging economies as 3M’s industrial business continues to make significant investments in China, India, Poland and Brazil.

Health Care Business:

	Three months ended
	March 31
	2008	2007
Sales (millions)	$1,077	$962
Sales change analysis:
Local currency (volume and price)	5.9%	20.4%
Divestitures	(0.1)	(24.9)
Translation	6.2	4.0
Total sales change	12.0%	(0.5)%

Operating income (millions)	$321	$1,062
Percent change	N/A	N/A
Percent of sales	29.8%	N/A

The Health Care segment serves markets that include medical clinics and hospitals, pharmaceuticals, dental and orthodontic practitioners, and health information systems. Products and services provided to these and other markets include medical and surgical supplies, skin health and infection prevention products, drug delivery systems, dental and orthodontic products, health information systems and microbiology solutions. The global branded pharmaceuticals business was sold in December 2006 and January 2007.

Local-currency growth increased 5.9 percent in the first quarter of 2008, with acquisitions contributing 0.8 percentage points of this growth. Health Care sales growth was strongest in medical, dental and orthodontics, with positive sales growth in all major geographies. Recently, 3M extended its core offering in the medical business by introducing a transparent antimicrobial dressing to cover and protect patient catheter sites. 3M is also leveraging the 3M Tegaderm™ brand in order to highlight its value in the eyes of health care practitioners around the world. 3M continues to invest in its core Health Care businesses, while pursuing strategic, synergistic acquisitions, as evidenced by the completion of more than 10 acquisitions in the past two years.

In total, the combination of the following items positively impacted first-quarter 2007 Health Care operating income by $793 million. In January 2007 the Company sold its branded pharmaceuticals business in the Europe region. The operating income gain related to this sale, which is included in Health Care, totaled $786 million. In addition, a net pre-tax gain of $7 million was recorded, which primarily related to adjustments to restructuring costs incurred in the fourth quarter of 2006.

3M believes the disaggregated information that follows for 3M Health Care’s remaining businesses (without pharmaceuticals) and for pharmaceuticals on a stand-alone basis provides useful information.

Health Care Business without Pharmaceuticals:

	Three months ended
	March 31
	2008	2007
Sales (millions)	$1,077	$962
Sales change analysis:
Local currency (volume and price)	5.9%	20.4%
Divestitures	(0.1)	—
Translation	6.2	4.0
Total sales change	12.0%	24.4%

Operating income (millions)	$321	$264
Percent change	21.7%	10.8%
Percent of sales	29.8%	27.4%

The following discussion provides information on 3M Health Care’s remaining businesses (without pharmaceuticals). Refer to the preceding section entitled “Health Care Business” for a discussion of sales change. First quarter operating income in Health Care (without pharmaceuticals) increased 21.7 percent to $321 million with margins of 29.8 percent. Operating income in the first quarter of 2007 included $5 million in restructuring expenses, primarily severance and related benefits.

Pharmaceuticals Business:

	Three months ended
	March 31
	2008	2007
Operating income (millions)	$—	$798

In total, the combination of the following items positively impacted first-quarter 2007 pharmaceuticals operating income by $798 million. In early January 2007 the Company sold its branded pharmaceuticals business in Europe. The operating income gain related to this sale, which is included in pharmaceuticals, totaled $786 million. In addition, a net pre-tax restructuring gain of $12 million was recorded, which primarily related to adjustments to restructuring costs incurred in the fourth quarter of 2006.

Display and Graphics Business:

	Three months ended
	March 31
	2008	2007
Sales (millions)	$871	$926
Sales change analysis:
Local currency (volume and price)	(9.1)%	0.1%
Divestitures	(0.7)	—
Translation	3.9	1.1
Total sales change	(5.9)%	1.2%

Operating income (millions)	$187	$296
Percent change	(36.7)%	0.5%
Percent of sales	21.5%	32.0%

The Display and Graphics segment serves markets that include electronic display, traffic safety and commercial graphics. This segment includes optical film solutions for electronic displays; computer screen filters; reflective sheeting for transportation safety; commercial graphics systems; and projection systems, including mobile display technology and visual systems products. The optical film business provides films that serve numerous market segments of the electronic display industry. 3M provides distinct products for five market segments, including products for: 1) LCD computer monitors 2) LCD televisions 3) handheld devices such as cellular phones 4) notebook PCs and 5) automotive displays.

As a business, Display and Graphics faced a traditional seasonal slowdown in its Traffic Safety Systems business as highway construction slows in the colder climates during the first quarter, and some softness in end-user rebranding aspects of its Commercial Graphics business, which is not unusual when the economy slows. Additionally, the LCD market continues to be highly competitive and 3M’s Optical Systems business faced both cost-down pricing pressure and increased attachment rate pressure in the first quarter. Positive sales growth in Traffic and Safety Systems and Commercial Graphics was more than offset by lower-than-expected results for Optical Systems. Optical Systems sales decreased 16 percent year-on-year, while operating income decreased 50 percent. As a result, sales for Display and Graphics were down 5.9 percent in the first quarter of 2008. Operating profit margins for the business were down year-over-year from 32.0 percent to 21.5 percent.

3M will continue its cost-down strategy in response to changes in the LCD market while continuing to innovate and respond to rapidly changing customer needs with fresh display products and technologies, including film solutions that increase energy efficiency of the displays. 3M is actively addressing its cost structure to offset top-line performance. The challenges in Optical Systems are likely to extend throughout 2008 as segments of the LCD market continue to transition to commodity products. Elsewhere in Display and Graphics, 3M continues to see demand for its on premise graphics, services, and fleet graphics in Commercial Graphics. In projection systems, 3M introduced super-close projection products and are scaling up production of 3M’s Mobile Projection Technology, an ultra-compact, LED illuminated projection engine designed for personal electronic devices.

Consumer and Office Business:

	Three months ended
	March 31
	2008	2007
Sales (millions)	$838	$817
Sales change analysis:
Local currency (volume and price)	(2.5)%	8.2%
Translation	5.1	1.7
Total sales change	2.6%	9.9%

Operating income (millions)	$166	$178
Percent change	(7.0)%	17.9%
Percent of sales	19.8%	21.8%

The Consumer and Office segment serves markets that include consumer retail, office retail, home improvement, building maintenance and other markets. Products in this segment include office supply products, stationery products, construction and home improvement products, home care products, protective material products and consumer health care products.

Year-on-year growth in this business was 2.6 percent, with sales in local-currencies down 2.5 percent for the quarter.  Consumer and Office feels the effects of a U.S. economic slowdown more quickly and directly than other 3M businesses — as effects began in the second half of 2007 — and first quarter 2008 business conditions were even more challenging, driven by slower U.S. same-store sales and further inventory drawdowns from 3M’s large U.S. retail customers. On the positive side, the home care products business — home to leading brands such as Scotch-Brite® sponges and scrubbers  — increased sales more than 10 percent in the quarter, due in equal parts to volume and currency. In geographic terms, 3M experienced sales growth in Asia Pacific, Europe and Latin America, while in the U.S. — where 3M derives over 50 percent of its Consumer and Office revenues — sales declined year-on-year by 9%. Operating income was $166 million, down 7 percent, but profit margins remained at near 20 percent levels.

Going forward, 3M expects sales growth in the Consumer and Office segment to continue to be led by international operations as U.S. growth will remain uncertain over the near term due to challenging economic conditions. The U.S. consumer and office mass retail market is expected to continue to be weak in the second quarter of 2008, with this weakness likely to persist throughout the balance of 2008.

Safety, Security and Protection Services Business:

	Three months ended
	March 31
	2008	2007
Sales (millions)	$859	$758
Sales change analysis:
Local currency (volume and price)	6.4%	15.0%
Translation	7.0	3.7
Total sales change	13.4%	18.7%

Operating income (millions)	$204	$181
Percent change	12.4%	14.9%
Percent of sales	23.7%	23.9%

The Safety, Security and Protection Services segment serves a broad range of markets that increase the safety, security and productivity of workers, facilities and systems. Major product offerings include personal protection products, safety and security products (including border and civil security solutions), energy control products, cleaning and protection products for commercial establishments, roofing granules for asphalt shingles, and supply chain execution software solutions.

Local currency sales growth in the first quarter of 2008 was 6.4 percent, with 1.9 percent from acquisitions. 3M posted strong growth in three businesses — respiratory protection, protective window films and cleaning solutions for commercial buildings, and corrosion protection. As a leading manufacturer of occupational safety products, asset tracking solutions, security systems and building safety solutions, 3M continues to see strong growth in both developed and emerging economies outside the U.S.  International sales expanded in the quarter, with equally strong contributions from Europe, Asia Pacific and Latin America. The roofing granules business posted sequential improvement versus the fourth quarter; however, the business was still down slightly year-on-year. Since sales in the roofing granule business are predominantly U.S.-based, 3M continues to expect that sales will remain soft throughout the year due to the weak U.S. housing market. Operating income in the first quarter of 2007 was $204 million, up 12.4%.

On April 1, 2008, 3M completed the acquisition of Aearo, a global leader in the personal protection industry.  Through this acquisition, 3M has expanded its safety portfolio to offer customers a more complete personal protection solution.

Electro and Communications Business:

	Three months ended
	March 31
	2008	2007
Sales (millions)	$725	$664
Sales change analysis:
Local currency (volume and price)	3.3%	(0.1)%
Translation	5.9	2.4
Total sales change	9.2%	2.3%

Operating income (millions)	$146	$110
Percent change	33.6%	(6.7)%
Percent of sales	20.2%	16.5%

The Electro and Communications segment serves the electrical, electronics and communications industries, including electrical utilities; electrical construction, maintenance and repair; OEM electrical and electronics; computers and peripherals; consumer electronics; telecommunications central office, outside plant and enterprise; as well as aerospace, military, automotive and medical markets; with products that enable the efficient transmission of electrical power and speed the delivery of information and ideas. Products include electronic and interconnect solutions, micro interconnect systems, high-performance fluids, high-temperature and display tapes, telecommunications products, electrical products, and touch screens and touch monitors.

The Electro and Communications segment local-currency sales increased 3.3 percent, including one percentage point from acquisitions. This segment experienced sales growth in all major geographies, despite challenges in 3M’s flexible connectors business where a number of product solutions are going end-of-life. Sales growth was led by 3M’s electrical markets business, a critical core 3M platform that serves the electrical utility, construction and maintenance and OEM markets, along with 3M’s electronics markets materials business, where 3M provides adhesives, fluorochemicals and abrasives to a number of industries, most notably semiconductor and electronic assembly. 3M has invested in a number of customer technology centers and manufacturing facilities in key regions around the world to serve its Electro and Communications customers. Operating income in the first quarter of 2007 included $19 million in restructuring expenses, primarily for asset impairment charges related to the Company’s decision to close a facility in Wisconsin, which contributed 20.0 percentage points of the reported 33.6 percent operating income growth when comparing the first quarter of 2008 to the first quarter of 2007.

FINANCIAL CONDITION AND LIQUIDITY

The Company generates significant ongoing cash flow. On April 1, 2008, 3M (Safety, Security and Protection Services Business) completed its acquisition of 100 percent of the outstanding shares of Aearo — a global leader in the personal protection industry that manufactures and markets personal protection and energy absorbing products — for approximately $1.2 billion, inclusive of debt assumed, which was immediately paid off. Due to the closing of the Aearo acquisition on April 1, 2008, 3M carried an increased amount of cash on its balance sheet at March 31, 2008.

The Company’s net debt position is as follows:

	Mar. 31	Dec. 31
(Millions)	2008	2007

Total Debt	$6,182	$4,920
Less: Cash and cash equivalents and marketable securities	3,954	2,955
Net Debt	$2,228	$1,965

Cash, cash equivalents and marketable securities at March 31, 2008 totaled approximately $4.0 billion, helped by strong cash flow generation, the timing of debt issuances and the build-up of cash in anticipation of the Aearo acquisition closing on April 1, 2008. 3M believes its ongoing cash flows provide ample cash to fund expected investments and capital expenditures. The Company has sufficient access to capital markets to meet currently anticipated growth and acquisition investment funding needs. The Company does not utilize derivative instruments linked to the Company’s stock. However, the Company does have contingently convertible debt that, if conditions for conversion are met, is convertible into shares of 3M common stock (refer to 3M’s 2007 Annual Report on Form 10-K, Note 10).

The Company’s financial condition and liquidity are strong. Various assets and liabilities, including cash and short-term debt, can fluctuate significantly from month to month depending on short-term liquidity needs. Working capital (defined as current assets minus current liabilities) totaled $4.625 billion at March 31, 2008, compared with $4.476 billion at December 31, 2007. Working capital was higher primarily due to increases in cash and cash equivalents, receivables and inventories, which were partially offset by increases in short-term debt and accrued income taxes.

The Company has an AA credit rating, with a stable outlook, from Standard & Poor’s and an Aa1 credit rating, with a negative outlook, from Moody’s Investors Service. Under 3M’s $1.5-billion five-year credit facility agreement, the Company is required to maintain its EBITDA to Interest Ratio as of the end of each fiscal quarter at not less than 3.0 to 1. This is calculated (as defined in the agreement) as the ratio of consolidated total EBITDA for the four consecutive quarters then ended to total interest expense on all funded debt for the same period. At March 31, 2008, this ratio was approximately 30 to 1.

The Company has a “well-known seasoned issuer” shelf registration statement, effective February 24, 2006, to register an indeterminate amount of debt or equity securities for future sales. The Company intends to use the proceeds from future securities sales off this shelf for general corporate purposes. In connection with this shelf registration, in June 2007 the Company established a medium-term notes program through which up to $3 billion of medium-term notes may be offered. This program has a remaining capacity of $2.5 billion as of March 31, 2008.

The Company uses various working capital measures that place emphasis and focus on certain working capital assets and liabilities. These measures are not defined under U.S. generally accepted accounting principles and may not be computed the same as similarly titled measures used by other companies. One of the primary working capital measures 3M uses is a combined index, which includes accounts receivable, inventory and accounts payable. This combined index is defined as quarterly net sales multiplied by four, divided by certain components of working capital, which for this calculation is defined as ending net accounts receivable plus inventory less accounts payable. This index measured 4.9 at March 31, 2008, similar to the 5.0 index at March 31, 2007, but down from 5.3 at December 31, 2007. Receivables increased $414 million, or 12.3%, compared with December 31, 2007, with higher March 2008 sales compared to December 2007 sales contributing to this increase. In addition, foreign currency translation increased accounts receivable by $150 million compared with December 31, 2007, as the U.S. dollar weakened in aggregate against many currencies. Inventories increased $169 million, or 5.9%, compared with December 31, 2007, with $82 million of this increase related to foreign currency translation. Accounts payable increased $52 million compared with December 31, 2007, with $47 million of this increase related to foreign currency translation.

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

Cash Flows from Operating Activities:

	Three months ended
	March 31
(Millions)	2008	2007

Net income	$988	$1,368
Depreciation and amortization	268	254
Company pension contributions	(48)	(60)
Company postretirement contributions	(1)	(1)
Company pension expense	20	43
Company postretirement expense	8	14
Stock-based compensation expense	43	33
Gain from sale of pharmaceuticals business	—	(786)
Income taxes (deferred and accrued income taxes)	73	131
Excess tax benefits from stock-based compensation	(5)	(7)
Accounts receivable	(264)	(319)
Inventories	(86)	(107)
Accounts payable	20	49
Product and other insurance receivables and claims	25	75
Other — net	(44)	(107)
Net cash provided by operating activities	$997	$580

Cash flows from operating activities can fluctuate significantly from period to period, as pension funding decisions, tax timing differences and other items can significantly impact cash flows. In addition, the first quarter of each year typically has the lowest cash provided by operations due to historically strong sales in March and softer sales in December, which negatively impacts working capital. In the first three months of 2008, cash flows provided by operating activities increased by $417 million compared to the first three months of 2007. Net income decreased $380 million, with this decrease related to the combined first-quarter 2007 after-tax impact of the gain on sale of the branded pharmaceuticals business in Europe, net of restructuring expenses and an increase in environmental liabilities, which benefited first-quarter 2007 net income by $422 million. In the first quarter of 2007, since the pharmaceuticals gain is included in and increased net income, the pre-tax gain from the sale of the pharmaceuticals business of $786 must be subtracted, as shown above, to properly reflect operating cash flows. The cash proceeds from sale of the pharmaceuticals business are shown as part of cash from investing activities; however, when the related taxes are paid they are required to be shown as part of cash provided by operating activities. Thus, operating cash flows for the first quarter of 2007 were penalized due to cash income tax payments of nearly $400 million in the first quarter of 2007 that related to the sale of portions of the global branded pharmaceuticals business in the fourth quarter of 2006. Non-pharmaceutical related cash income tax payments in the first quarter of 2008 were approximately $200 million higher than in the first quarter of 2007 due to normal timing differences in tax payments, negatively impacting cash flows.

Cash Flows from Investing Activities:

	Three months ended
	March 31
(Millions)	2008	2007

Purchases of property, plant and equipment (PP&E)	$(298)	$(304)
Proceeds from sale of PP&E and other assets	4	4
Acquisitions, net of cash acquired	(16)	(55)
Proceeds from sale of pharmaceuticals business	—	817
Purchases and proceeds from sale or maturities of marketable securities and investments - net	(154)	(449)
Net cash provided by (used in) investing activities	$(464)	$13

Investments in property, plant and equipment enable growth in diverse markets, helping to meet product demand and increasing manufacturing efficiency. Capital expenditures were $298 million in the first three months of 2008, similar to the first three months of 2007. The Company expects capital expenditures to total approximately $1.3 to $1.4 billion for total year 2008, compared with $1.422 billion in 2007.

In March 2008, 3M entered into a sale-leaseback relative to an administrative location in Italy. 3M anticipates leasing back the facility through late 2009 at which time a new location will be utilized. Because only a small portion of the proceeds was received through March 2008 coupled with required deferral of a portion of the gain from the sale over the leaseback period, no material gain has been recorded through March 2008. The remaining proceeds, which are secured by a bank guarantee, are expected to be received in September 2008, which will result in a pre-tax gain of approximately 29 million Euros in the third quarter of 2008.

Refer to Note 2 in this Quarterly Report on Form 10-Q for information on 2008 acquisitions. 3M received $817 million in proceeds from the sale of the pharmaceuticals business in Europe in the first quarter of 2007. The Company is actively considering additional acquisitions, investments and strategic alliances, and from time to time may also divest certain businesses.

In the Consolidated Statement of Cash Flows, purchases of marketable securities and investments, and proceeds from sale or maturities of marketable securities and investments are primarily attributable to asset-backed securities and other marketable securities, which are classified as available-for-sale. Interest rate risk and credit risk related to the underlying collateral may impact the value of investments in asset-backed securities, while factors such as general conditions in the overall credit market and the nature of the underlying collateral may affect the liquidity of investments in asset-backed securities. The coupon interest rate for asset-backed securities are either fixed rate or floating rate.  Floating rate coupons reset monthly or quarterly based upon the corresponding monthly or quarterly LIBOR rate.  Each individual floating rate security has a coupon based upon the respective LIBOR rate +/- an amount reflective of the credit risk of the issuer and the underlying collateral. Terms of the reset are unique to individual securities. Fixed rate coupons are established at the time the security is issued and are based upon a spread to a related maturity treasury bond. The spread against the treasury bond is reflective of the credit risk of the issuer and the underlying collateral on the original issue date. 3M does not currently expect risk related to its holdings in asset-backed securities to materially impact its financial condition or liquidity. Refer to Note 7 for more details about 3M’s diversified marketable securities portfolio, which totaled $1.227 billion as of March 31, 2008. Purchases of marketable securities, net of sales and maturities, totaled $154 million for the first three months of 2008, compared to $449 million for the first three months of 2007.

Cash Flows from Financing Activities:

	Three months ended
	March 31
(Millions)	2008	2007

Change in short-term debt — net	$1,211	$(448)
Repayment of debt (maturities greater than 90 days)	(89)	(56)
Proceeds from debt (maturities greater than 90 days)	—	1,565
Total cash change in debt	$1,122	$1,061
Purchases of treasury stock	(510)	(1,164)
Reissuances of treasury stock	79	98
Dividends paid to stockholders	(353)	(350)
Distributions to minority interests and other — net	(23)	(9)
Net cash provided by (used in) financing activities	$315	$(364)

Total debt at March 31, 2008, was $6.182 billion, up from $4.920 billion at December 31, 2007. In the first three months of 2008, the increase in debt is primarily related to commercial paper activity. Total debt was 33% of total capital (total capital is defined as debt plus equity), compared with 30% at year-end 2007. The Company’s purchases of treasury stock totaled $510 million in the first three months of 2008, a decrease compared to the high purchase level in the first quarter of 2007 when the Company bought back $1.164 billion in shares.

Repurchases of common stock are made to support the Company’s stock-based employee compensation plans and for other corporate purposes. In February 2007, 3M’s Board of Directors approved a two-year share repurchase authorization of up to $7.0 billion for the period from February 12, 2007 to February 28, 2009. As of March 31, 2008, the Company has $3.7 billion remaining under this authorization, which the Company does not currently expect to fully utilize by February 28, 2009. Refer to the table titled “Issuer Purchases of Equity Securities” in Part II, Item 2, for more information.

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

Contractual Obligations Update:

During the first quarter of 2008, the Company amended an existing unconditional agreement to purchase raw materials from a third-party supplier. The amendment, which runs through December 31, 2011, requires 3M purchases of these raw materials to aggregate $133 million over the two-year period 2010 and 2011. The contractual obligation table shown in 3M’s 2007 Annual Report on Form 10-K already reflected the previous commitment that is continuing for years 2008 and 2009, but did not reflect this new commitment for years 2010 and 2011. The purchase obligation amounts do not represent the entire anticipated purchases by 3M during the contract period, but represent only those items for which the Company is contractually obligated.

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

Forward-looking statements are based on certain assumptions and expectations of future events and trends that are subject to risks and uncertainties. Actual future results and trends may differ materially from historical results or those reflected in any such forward-looking statements depending on a variety of factors. Discussion of these factors is incorporated by reference from Part II, Item 1A, “Risk Factors”, of this document and from Part I, Item 1A, “Risk Factors”, of 3M’s Annual Report on Form 10-K for the year ended December 31, 2007, and should be considered an integral part of Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

In the context of Item 3, market risk refers to the risk of loss arising from adverse changes in financial and derivative instrument market rates and prices, such as fluctuations in interest rates and currency exchange rates.  For a discussion of sensitivity analysis related to these types of market risks, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in 3M’s Annual Report on Form 10-K for the year ended December 31, 2007. The Company believes that there have been no material changes in these market risks since year-end 2007.

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

3M COMPANY

FORM 10-Q

For the Quarterly Period Ended March 31, 2008

PART II.  Other Information

Item 1. Legal Proceedings.

Discussion of legal matters is incorporated by reference from Part I, Item 1, Note 11, “Commitments and Contingencies”, of this document, and should be considered an integral part of Part II, Item 1, “Legal Proceedings”.

Item 1A. Risk Factors.

The most significant risk factors applicable to the Company are described in Part I, Item 1A “Risk Factors” of 3M’s Annual Report on Form 10-K for the year ended December 31, 2007. There have been no material changes from the risk factors previously disclosed in 3M’s Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(e) Issuer Purchases of Equity Securities

Repurchases of common stock are made to support the Company’s stock-based employee compensation plans and for other corporate purposes. In February 2007, 3M’s Board of Directors authorized a two-year share repurchase of up to $7 billion for the period from February 12, 2007 to February 28, 2009.

Issuer Purchases of Equity

Securities (registered pursuant to

Section 12 of the Exchange Act)

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
				(Millions)
January 1-31, 2008	1,876,312	$78.23	1,871,200	$4,002
February 1-29, 2008	2,281,560	$79.37	2,201,400	$3,828
March 1-31, 2008	2,153,150	$78.28	2,126,600	$3,662
Total January 1-March 31, 2008	6,311,022	$78.66	6,199,200	$3,662

(1) The total number of shares purchased includes: (i) shares purchased under the Board’s authorizations described above, and (ii) shares purchased in connection with the exercise of stock options (which combined totaled 5,112 shares in January 2008, 80,160 shares in February 2008 and 26,550 shares in March 2008).

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

(10)	Material contracts and management compensation plans and arrangements:
	(10.1)	3M 2005 Management Stock Ownership Program is incorporated by reference from our Proxy Statement for the 2005 Annual Meeting of Stockholders.
	(10.2)	3M 2002 Management Stock Ownership Program is incorporated by reference from our Proxy Statement for the 2002 Annual Meeting of Stockholders.
	(10.3)	3M 1997 Management Stock Ownership Program is incorporated by reference from our Proxy Statement for the 1997 Annual Meeting of Stockholders.
	(10.4)	3M 1992 Management Stock Ownership Program is incorporated by reference from our Proxy Statement for the 1992 Annual Meeting of Stockholders.
	(10.5)	Form of award agreement for non-qualified stock options granted under the 2005 Management Stock Ownership Program, is incorporated by reference from our Form 8-K dated May 16, 2005.
	(10.6)	Form of award agreement for non-qualified stock options granted under the 2002 Management Stock Ownership Program, is incorporated by reference from our Form 10-K for the year ended December 31, 2004.
	(10.7)	3M 1997 General Employees’ Stock Purchase Plan, as amended through November 8, 2004, is incorporated by reference from our Form 10-K for the year ended December 31, 2004.
	(10.8)	3M VIP (Voluntary Investment Plan) Plus is incorporated by reference from Registration Statement No. 333-73192 on Form S-8, filed on November 13, 2001.
	(10.9)	3M Deferred Compensation Plan, as amended through February 2008, is incorporated by reference from our Form 8-K dated February 14, 2008.
	(10.10)	3M Executive Annual Incentive Plan is incorporated by reference from our Form 8-K dated May 14, 2007.
	(10.11)	3M Performance Unit Plan, as amended through February 11, 2007, is incorporated by reference from our Form 8-K dated May 14, 2007.
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

Date: May 2, 2008

By	/s/ Patrick D. Campbell

Patrick D. Campbell,

Senior Vice President and Chief Financial Officer

(Mr. Campbell is the Principal Financial Officer and has

 been duly authorized to sign on behalf of the Registrant.)