Form 10-Q
period 2008-06-30
3M CO
filed 2008-08-01
CIK 66740

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐.  No  ☒.

Shares of common stock outstanding at June 30, 2008: 698,990,402.

This document (excluding exhibits) contains 50 pages.

The table of contents is set forth on page 2.

The exhibit index begins on page 47.

3M COMPANY

Form 10-Q for the Quarterly Period Ended June 30, 2008

3M COMPANY

FORM 10-Q

For the Quarterly Period Ended June 30, 2008

PART I.  Financial Information

Item 1.  Financial Statements.

3M Company and Subsidiaries

Consolidated Statement of Income

(Unaudited)

	Three months ended		Six months ended
	June 30		June 30
(Millions, except per share amounts)	2008	2007	2008	2007
Net sales	$6,739	$6,142	$13,202	$12,079
Operating expenses
Cost of sales	3,510	3,175	6,846	6,197
Selling, general and administrative expenses	1,394	1,286	2,669	2,567
Research, development and related expenses	363	352	714	671
(Gain)/loss on sale of businesses	23	(68)	23	(854)
Total	5,290	4,745	10,252	8,581
Operating income	1,449	1,397	2,950	3,498

Interest expense and income
Interest expense	51	48	106	86
Interest income	(18)	(29)	(48)	(57)
Total	33	19	58	29

Income before income taxes and minority interest	1,416	1,378	2,892	3,469
Provision for income taxes	453	445	923	1,153
Minority interest	18	16	36	31
Net income	$945	$917	$1,933	$2,285

Weighted average common shares outstanding – basic	702.1	718.4	704.3	723.9
Earnings per share – basic	$1.35	$1.28	$2.74	$3.16

Weighted average common shares outstanding – diluted	712.0	731.7	714.6	736.5
Earnings per share – diluted	$1.33	$1.25	$2.70	$3.10

Cash dividends paid per common share	$0.50	$0.48	$1.00	$0.96

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries

Consolidated Balance Sheet

(Unaudited)

	June 30	Dec. 31
(Dollars in millions, except per share amount)	2008	2007

Assets
Current assets
Cash and cash equivalents	$1,547	$1,896
Marketable securities – current	455	579
Accounts receivable – net	3,943	3,362
Inventories
Finished goods	1,535	1,349
Work in process	989	880
Raw materials and supplies	651	623
Total inventories	3,175	2,852
Other current assets	1,419	1,149
Total current assets	10,539	9,838

Marketable securities - non-current	775	480
Investments	294	298
Property, plant and equipment	19,217	18,390
Less: Accumulated depreciation	(12,298)	(11,808)
Property, plant and equipment – net	6,919	6,582
Goodwill	5,536	4,589
Intangible assets – net	1,232	801
Prepaid pension and postretirement benefits	1,453	1,378
Other assets	610	728
Total assets	$27,358	$24,694

Liabilities and Stockholders’ Equity
Current liabilities
Short-term borrowings and current portion of long-term debt	$1,913	$901
Accounts payable	1,658	1,505
Accrued payroll	659	580
Accrued income taxes	643	543
Other current liabilities	2,114	1,833
Total current liabilities	6,987	5,362

Long-term debt	4,095	4,019
Other liabilities	3,741	3,566
Total liabilities	$14,823	$12,947

Commitments and contingencies (Note 11)

Stockholders’ equity
Common stock par value, $.01 par value, 944,033,056 shares issued	9	9
Additional paid-in capital	2,925	2,785
Retained earnings	21,437	20,316
Treasury stock, at cost; 245,042,654 shares at June 30, 2008; 234,877,025 shares at Dec. 31, 2007	(11,302)	(10,520)
Unearned compensation	(83)	(96)
Accumulated other comprehensive income (loss)	(451)	(747)
Stockholders’ equity – net	12,535	11,747
Total liabilities and stockholders’ equity	$27,358	$24,694

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries

Consolidated Statement of Cash Flows

(Unaudited)

	Six months ended
	June 30
(Dollars in millions)	2008	2007

Cash Flows from Operating Activities
Net income	$1,933	$2,285
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	553	533
Company pension and postretirement contributions	(95)	(114)
Company pension and postretirement expense	52	128
Stock-based compensation expense	122	129
Loss/(gain) from sale of businesses	23	(854)
Deferred income taxes	19	(232)
Excess tax benefits from stock-based compensation	(20)	(47)
Changes in assets and liabilities
Accounts receivable	(405)	(470)
Inventories	(171)	(139)
Accounts payable	30	55
Accrued income taxes	(15)	259
Product and other insurance receivables and claims	129	112
Other – net	85	39
Net cash provided by operating activities	2,240	1,684

Cash Flows from Investing Activities
Purchases of property, plant and equipment (PP&E)	(632)	(652)
Proceeds from sale of PP&E and other assets	6	27
Acquisitions, net of cash acquired	(549)	(194)
Purchases of marketable securities and investments	(1,479)	(4,391)
Proceeds from sale of marketable securities and investments	732	3,720
Proceeds from maturities of marketable securities	427	242
Proceeds from sale of businesses	85	897
Other investing	(57)	—
Net cash used in investing activities	(1,467)	(351)

Cash Flows from Financing Activities
Change in short-term debt – net	1,120	(53)
Repayment of debt (maturities greater than 90 days)	(807)	(871)
Proceeds from debt (maturities greater than 90 days)	—	1,812
Purchases of treasury stock	(1,082)	(2,199)
Reissuances of treasury stock	217	483
Dividends paid to stockholders	(704)	(696)
Distributions to minority interests	(12)	(10)
Excess tax benefits from stock-based compensation	20	47
Other – net	131	(2)
Net cash used in financing activities	(1,117)	(1,489)

Effect of exchange rate changes on cash and cash equivalents	(5)	57

Net increase (decrease) in cash and cash equivalents	(349)	(99)
Cash and cash equivalents at beginning of year	1,896	1,447
Cash and cash equivalents at end of period	$1,547	$1,348

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

As described in 3M’s Current Report on Form 8-K dated May 19, 2008, (which updated 3M’s 2007 Annual Report on Form 10-K) and 3M’s Quarterly Report on Form 10-Q for the period ended March 31, 2008, during the first quarter of 2008 the Company reorganized its business segments (refer to Note 13). This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and notes included in its Current Report on Form 8-K dated May 19, 2008.

Significant Accounting Policies

Earnings per share:  The difference in the weighted average shares outstanding for calculating basic and diluted earnings per share is attributable to the dilution associated with the Company’s stock-based compensation plans.  Certain Management Stock Ownership Program (MSOP) options outstanding were not included in the computation of diluted earnings per share because they would not have had a dilutive effect (31.6 million average options for the three months ended June 30, 2008; 29.9 million average options for the six months ended June 30, 2008; 26.6 million average options for the three months ended June 30, 2007; 31.0 million average options for the six months ended June 30, 2007). The conditions for conversion related to the Company’s “Convertible Notes” were not met (refer to 3M’s Current Report on Form 8-K dated May 19, 2008, Note 10 to the Consolidated Financial Statements, for more detail). If the conditions for conversion are met, 3M may choose to pay in cash and/or common stock; however, if this occurs, the Company has the intent and ability to settle this debt security in cash. Accordingly, there was no impact on 3M’s diluted earnings per share. The computations for basic and diluted earnings per share follow:

Earnings Per Share Computations

	Three months ended		Six months ended
	June 30		June 30
(Amounts in millions, except per share amounts)	2008	2007	2008	2007
Numerator:
Net income	$945	$917	$1,933	$2,285

Denominator:
Denominator for weighted average common shares outstanding – basic	702.1	718.4	704.3	723.9

Dilution associated with the Company’s stock-based compensation plans	9.9	13.3	10.3	12.6

Denominator for weighted average common shares outstanding – diluted	712.0	731.7	714.6	736.5

Earnings per share – basic	$1.35	$1.28	$2.74	$3.16
Earnings per share – diluted	1.33	1.25	2.70	3.10

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” which will require increased disclosures about an entity’s strategies and objectives for using derivative instruments; the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities;” and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. Certain disclosures will also be required with respect to derivative features that are credit-risk-related. SFAS No. 161 is effective for 3M beginning January 1, 2009 on a prospective basis. The Company does not expect this standard to have a material impact on 3M’s consolidated results of operations or financial condition.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets,” which amends the list of factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets.” The new guidance applies to (1) intangible assets that are acquired individually or with a group of other assets and (2) intangible assets acquired in both business combinations and asset acquisitions. Under FSP No. FAS 142-3, entities estimating the useful life of a recognized intangible asset must consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension. For 3M, this FSP will require certain additional disclosures beginning January 1, 2009 and application to useful life estimates prospectively for intangible assets acquired after December 31, 2008. The Company does not expect this standard to have a material impact on 3M’s consolidated results of operations or financial condition.

In May 2008, the FASB issued FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement).” This FSP applies to convertible debt securities that, upon conversion by the holder, may be settled by the issuer fully or partially in cash (rather than settled fully in shares) and specifies that issuers of such instruments should separately account for the liability and equity components in a manner that reflects the issuer’s nonconvertible debt borrowing rate when related interest cost is recognized. This FSP is effective for 3M beginning January 1, 2009 with retrospective application to all periods presented. This standard impacts the Company’s “Convertible Notes” (refer to 3M’s Current Report on Form 8-K dated May 19, 2008, Note 10 to the Consolidated Financial Statements, for more detail), and will require that additional interest expense essentially equivalent to the portion of issuance proceeds retroactively allocated to the instrument’s equity component be recognized over the period from the Convertible Notes’ issuance in 2002 through late 2005 (the first date holders of these Notes had the ability to put them back to 3M). 3M is evaluating the impact of this standard and anticipates that its retrospective application will have no impact on results of operations for periods following 2005, but will result in an increase in opening additional paid in capital and a corresponding decrease in opening retained earnings, net of deferred tax impacts, on post-2005 consolidated balance sheets.

NOTE 2.  Acquisitions and Divestitures

Divestitures:

In June 2008, 3M completed the sale of HighJump Software, a 3M Company, to Battery Ventures, a technology venture capital and private equity firm. 3M received proceeds of $85 million for this transaction and recognized, net of assets sold, transaction and other costs, a pre-tax loss of $23 million (recorded in the Safety, Security and Protection Services segment) in the second quarter of 2008.

Acquisitions:

During the six months ended June 30, 2008, 3M completed four business combinations. The purchase price paid for business combinations (net of cash acquired) and certain contingent consideration paid during the six months ended June 30, 2008 for previous acquisitions aggregated to $549 million.

The largest of these 2008 acquisitions was the April 2008 purchase of 100 percent of the outstanding shares of Aearo Holding Corp. (Safety, Security and Protection Services Business), the parent company of Aearo Technologies Inc. (hereafter referred to as Aearo), a manufacturer of personal protection and energy absorbing products, for approximately $1.2 billion, inclusive of debt assumed, which was immediately paid off.

The three additional business combinations are summarized as follows:

(1) In March 2008, 3M (Industrial and Transportation Business) purchased certain assets of Hitech Polymers Inc., a manufacturer of specialty thermoplastic polymers and provider of toll thermoplastic compounding services based in Hebron, Kentucky.

(2) In April 2008, 3M (Health Care Business) purchased 100 percent of the outstanding shares of Les Entreprises Solumed Inc., a Quebec-based developer and marketer of leading-edge medical products designed to prevent infections in operating rooms and hospitals.

(3) In April 2008, 3M (Consumer and Office Business) purchased 100 percent of the outstanding shares of Kolors Kevarkian, S.A., a manufacturer of branded floor cleaning tools based in Argentina.

Purchased identifiable intangible assets for Aearo totaled $485 million and will be amortized on a straight-line basis over a weighted-average life of 15 years (lives ranging from 3 to 19 years). Acquired patents for Aearo of $11 million will be amortized over a weighted-average life of 11 years and other acquired intangibles of $474 million, primarily customer relationships and tradenames, will be amortized over a weighted-average life of 15 years. Pro forma information related to the above acquisitions is not included because the impact on the Company’s consolidated results of operations is not considered to be material. In-process research and development charges associated with these business combinations were not material.

The purchase price allocation for all 2008 business combinations, including Aearo, and certain other 2007 business combinations is considered preliminary. The impact on the consolidated balance sheet of the purchase price allocations related to acquisitions, including adjustments relative to other acquisitions within the allocation period, follow:

	Aearo
Asset (Liability) (Millions)	Holding Corp.	Other Acquisitions	2008 Total
Accounts receivable	$76	$1	$77
Inventory	81	1	82
Other current assets	7	2	9
Property, plant, and equipment – net	82	7	89
Purchased intangible assets	485	4	489
Purchased goodwill	887	16	903
Accounts payable and other liabilities, net of other assets	(186)	(1)	(187)
Interest bearing debt	(684)	—	(684)
Deferred tax asset/(liability)	(231)	2	(229)

Net assets acquired	$517	$32	$549

Supplemental information:
Cash paid	$556	$33	$589
Less: Cash acquired	39	1	40
Cash paid, net of cash acquired	$517	$32	$549
Non-cash (3M shares at fair value)	—	—	—
Net assets acquired	$517	$32	$549

In addition to business combinations, 3M periodically acquires certain tangible and/or intangible assets and purchases interests in certain enterprises that do not otherwise qualify for accounting as business combinations. These transactions are largely reflected as additional asset purchase and investment activity.

Subsequent Events

On July 2, 2008, 3M (Health Care Business) announced that it completed its acquisition of IMTECH Corp., a manufacturer of dental implants and cone beam computed tomography (CBCT) scanning equipment for dental and medical radiology headquartered in Ardmore, Oklahoma.

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

Purchased goodwill related to the four acquisitions which closed in the first six months of 2008 totaled $904 million, $2 million of which is deductible for tax purposes. The acquisition activity in the table below also includes the impacts of purchase accounting adjustments and contingent consideration for previously closed acquisitions. The amounts in the “Translation and other” column in the following table primarily relate to changes in foreign currency exchange rates, except for the $77 million decrease in goodwill related to the sale of 3M’s HighJump Software business (included in the Safety, Security and Protection Services business). The goodwill balance by business segment as of December 31, 2007 and June 30, 2008, follow:

Goodwill

	Dec. 31,			June 30,
	2007	Acquisition	Translation	2008
(Millions)	Balance	activity	and other	Balance
Industrial and Transportation	$1,524	$(6)	$35	$1,553
Health Care	839	17	40	896
Display and Graphics	894	—	(3)	891
Consumer and Office	94	6	18	118
Safety, Security and Protection Services	611	886	(76)	1,421
Electro and Communications	627	—	30	657
Total Company	$4,589	$903	$44	$5,536

Acquired Intangible Assets

For the six months ended June 30, 2008, acquired intangible asset activity through business combinations increased balances by $489 million, while the sale of 3M’s HighJump Software business reduced intangible asset balances by $23 million. The carrying amount and accumulated amortization of acquired intangible assets as of June 30, 2008, and December 31, 2007, follow:

	June 30	Dec. 31
(Millions)	2008	2007
Patents	$459	$446
Other amortizable intangible assets (primarily tradenames and customer related intangibles)	1,245	801
Non-amortizable intangible assets (tradenames)	80	75
Total gross carrying amount	$1,784	$1,322

Accumulated amortization – patents	(320)	(305)
Accumulated amortization – other	(232)	(216)
Total accumulated amortization	(552)	(521)
Total intangible assets – net	$1,232	$801

Amortization expense for acquired intangible assets for the three-month and six-month periods ended June 30, 2008 and 2007 follows:

	Three months ended		Six months ended
	June 30		June 30
(Millions)	2008	2007	2008	2007
Amortization expense	$32	$21	$56	$42

The table below shows expected amortization expense for acquired intangible assets recorded as of June 30, 2008:

(Millions)	Last 2 Quarters 2008	2009	2010	2011	2012	After 2013
Amortization expense	$65	$130	$115	$108	$102	$632

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

NOTE 4.  Restructuring Actions and Other Exit Activities

2006/2007 Restructuring Actions

During the fourth quarter of 2006 and the first six months of 2007, management approved and committed to undertake the following restructuring actions:

•                  Pharmaceuticals business actions – employee-related, asset impairment and other costs pertaining to the Company’s exit of its branded pharmaceuticals operations in late 2006 and early 2007. These costs included severance and benefits for pharmaceuticals business employees who were not obtaining employment with the buyers of the pharmaceuticals business as well as impairment charges associated with certain assets not transferred to the buyers.

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

The remaining accrued liability balances and cash payments in 2008 follow:

Restructuring Activity

	Accrued	Cash	Accrued
	Liability Balances	Payments	Liability Balances
(Millions)	at Dec. 31, 2007	in 2008	at June 30, 2008
Employee-Related Items and Benefits
Pharmaceuticals business actions	$5	$(5)	$—
Overhead reduction actions	10	(7)	3
Business-specific actions	5	(4)	1
Total	$20	$(16)	$4

Other Exit Activities:

In the second quarter of 2008, the Company recorded pre-tax charges of $19 million related to exit activities. These charges related to employee reductions at an Industrial and Transportation manufacturing facility located in the United Kingdom. These charges were recorded in cost of sales.

NOTE 5.  Supplemental Stockholders’ Equity and Comprehensive Income Information

Accumulated Other Comprehensive Income (Loss)

	June 30,	Dec. 31,
(Millions)	2008	2007
Cumulative translation – net	$971	$742
Defined benefit pension and postretirement plans adjustment – net	(1,408)	(1,453)
Debt and equity securities, unrealized gain (loss) – net	(11)	(8)
Cash flow hedging instruments, unrealized gain (loss) – net	(3)	(28)
Total accumulated other comprehensive income (loss)	$(451)	$(747)

	Comprehensive Income
	Three-months ended June 30,		Six-months ended June 30,
(Millions)	2008	2007	2008	2007
Net income	$945	$917	$1,933	$2,285

Cumulative translation	(72)	80	210	145
Tax effect	(60)	(2)	19	6
Cumulative translation - net of tax	(132)	78	229	151

Defined benefit pension and postretirement plans adjustment	19	48	68	96
Tax effect	(5)	(18)	(23)	(32)
Defined benefit pension and postretirement plans adjustment - net of tax	14	30	45	64

Debt and equity securities, unrealized gain (loss)	(11)	2	(4)	4
Tax effect	4	—	1	—
Debt and equity securities, unrealized gain (loss) - net of tax	(7)	2	(3)	4

Cash flow hedging instruments, unrealized gain (loss)	51	(31)	45	(7)
Tax effect	(22)	12	(20)	3
Cash flow hedging instruments, unrealized gain (loss) - net of tax	29	(19)	25	(4)

Total – net of tax	$849	$1,008	$2,229	$2,500

Reclassification adjustments are made to avoid double counting in comprehensive income items that are also recorded as part of net income. As disclosed in Note 8, for the three and six-months ended June 30, 2008, $19 million pre-tax ($14 million after tax) and $42 million pre-tax ($29 million after tax), respectively, were reclassified to earnings from accumulated other comprehensive income to pension and postretirement expense in the income statement. These pension and postretirement expense amounts are shown in the table in Note 8 as amortization of transition (asset) obligation, amortization of prior service cost (benefit) and amortization of net actuarial (gain) loss. Reclassifications to earnings from accumulated other comprehensive income for debt and equity securities, which primarily include marketable securities, totaled approximately $6 million pre-tax ($4 million after tax) for the three and six-months ended June 30, 2008, as shown in the auction rate securities table in Note 10. Refer to Note 9 for a table that recaps cash flow hedging instruments reclassifications. No income tax provision has been made for the translation of foreign currency financial statements into U.S. dollars.

NOTE 6.  Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 1999. During the first six months of 2008, the Company paid IRS assessments related to tax and interest for the 2001 through 2004 tax years. The IRS’s adjustments to the Company’s tax positions including interest were fully reserved. As a result of these additional tax payments, the Company’s unrecognized tax benefits were reduced by $71 million for the first six months of 2008.

In addition to the U.S. federal examination, there is also limited audit activity in several U.S. state and foreign jurisdictions. Currently, the Company expects the liability for unrecognized tax benefits will change by an insignificant amount during the next 12 months.

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of December 31, 2007 and June 30, 2008, respectively, are $334 million and $256 million.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in tax expense. At December 31, 2007 and June 30, 2008 respectively, accrued interest and penalties on a gross basis were $69 million and $38 million. Included in these interest and penalty amounts are interest and penalties related to tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

NOTE 7.  Marketable Securities

The Company invests in agency securities, asset-backed securities, corporate notes securities, treasury securities and other securities. The following is a summary of amounts recorded on the Consolidated Balance Sheet for marketable securities (current and non-current) at June 30, 2008.

June 30,
(Millions)	2008

Agency securities	$134
Asset-backed securities:
Automobile loans related	83
Other	37
Asset-backed securities total	120
Certificate of deposits	93
Corporate short-term notes securities	86
Other	22

Current marketable securities	$455

Treasury securities	$256
Agency securities	244
Corporate medium-term notes securities	133
Asset-backed securities:
Automobile loans related	51
Credit cards related	42
Other	39
Asset-backed securities total	132
Auction rate securities	10

Non-current marketable securities	$775

Total marketable securities	$1,230

Classification of marketable securities as current or non-current is dependent upon management’s intended holding period, the security’s maturity date and liquidity considerations based on market conditions. If management intends to hold the securities for longer than one year as of the balance sheet date, they are classified as non-current. At June 30, 2008, gross unrealized losses totaled approximately $20 million, while gross unrealized gains were not material. Gross unrealized losses relate to auction rate securities, which are discussed further below, and fixed rate securities; primarily agency securities, treasury securities and corporate short-term note securities, which have experienced unrealized losses as interest rates have increased. Gross realized gains and losses on sales or maturities of marketable securities were not material for the first six months of 2008 and 2007. Cost of securities sold or reclassified use the first in, first out (FIFO) method. Since these marketable securities are classified as available-for-sale securities, changes in fair value will flow through other comprehensive income, with amounts reclassified out of other comprehensive income into earnings upon sale or “other-than-temporary” impairment.

3M has a diversified marketable securities portfolio of $1.230 billion as of June 30, 2008. Within this portfolio, current and long-term asset-backed securities (estimated fair value of $252 million) are primarily comprised of interests in automobile loans and credit cards. At June 30, 2008, the asset-backed securities credit ratings were AAA or A-1+, except for one security with a fair value of $9 million that had a BBB credit rating. 3M’s marketable securities portfolio also includes auction rate securities (estimated fair value of $10 million) that represent interests in investment grade credit default swaps. During the second half of 2007 and the first six months of 2008, these auction rate securities failed to auction due to sell orders exceeding buy orders. Liquidity for these auction-rate securities is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals, usually every 7, 28, 35, or 90 days. The funds associated with failed auctions will not be accessible until a successful auction occurs or a buyer is found outside of the auction process. Based upon an analysis of “temporary” and “other-than-temporary” impairment factors, auction rate securities with an original par value of approximately $34 million were written-down to an estimated fair value of $16 million as of December 31, 2007 and subsequently written-down to an estimated fair value of $11 million as of March 31, 2008 and an estimated fair value of $10 million as of June 30, 2008. 3M recorded “other-than-temporary” impairment charges that reduced pre-tax income by approximately $8 million in the fourth quarter of 2007, approximately $1 million in the first quarter of 2008 and approximately $8 million in the second quarter of 2008. There are $7 million (pre-tax) of temporary impairments at June 30, 2008, which were recorded as unrealized losses within other comprehensive income. As of June 30, 2008, these investments in auction rate securities have been in a loss position for less than twelve months. These auction rate securities are classified as non-current marketable securities as of June 30, 2008 as indicated in the preceding table. Refer to Note 10 for a table that reconciles the beginning and ending balances of auction rate securities for 2008.

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

The balances at June 30, 2008 for marketable securities by contractual maturity are shown below. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

June 30,
(Millions)	2008

Due in one year or less	$231
Due after one year through three years	660
Due after three years through five years	286
Due after five years	53

Total marketable securities	$1,230

NOTE 8.  Pension and Postretirement Benefit Plans

Components of net periodic benefit cost and other supplemental information for the three months and six months ended June 30 follow:

Benefit Plan Information

	Three months ended June 30
	Qualified and Non-qualified
	Pension Benefits				Postretirement
	United States		International		Benefits
(Millions)	2008	2007	2008	2007	2008	2007

Service cost	$48	$48	$31	$30	$13	$14
Interest cost	149	142	66	55	25	26
Expected return on plan assets	(222)	(210)	(80)	(70)	(26)	(26)
Amortization of transition (asset) obligation	—	—	1	1	—	—
Amortization of prior service cost (benefit)	4	4	(1)	(1)	(25)	(18)
Amortization of net actuarial (gain) loss	14	31	10	13	16	18
Net periodic benefit cost (benefit)	$(7)	$15	$27	$28	$3	$14
Settlements, curtailments and special termination benefits	1	1	—	—	—	13
Net periodic benefit cost (benefit) after settlements, curtailments and special termination benefits	$(6)	$16	$27	$28	$3	$27

Benefit Plan Information

	Six months ended June 30
	Qualified and Non-qualified
	Pension Benefits				Postretirement
	United States		International		Benefits
(Millions)	2008	2007	2008	2007	2008	2007

Service cost	$96	$96	$62	$60	$26	$28
Interest cost	298	284	132	110	51	52
Expected return on plan assets	(444)	(420)	(160)	(140)	(52)	(52)
Amortization of transition (asset) obligation	—	—	2	2	—	—
Amortization of prior service cost (benefit)	8	7	(2)	(2)	(46)	(36)
Amortization of net actuarial (gain) loss	28	63	20	26	32	36
Net periodic benefit cost (benefit)	$(14)	$30	$54	$56	$11	$28
Settlements, curtailments and special termination benefits	1	1	—	—	—	13
Net periodic benefit cost (benefit) after settlements, curtailments and special termination benefits	$(13)	$31	$54	$56	$11	$41

During the first quarter of 2008, the Company made modifications to its U.S. postretirement benefits plan. The changes are effective beginning January 1, 2009, and allow current retired employees and employees who retire before January 1, 2013 the option to continue on the existing postretirement plans or elect the new plans. Current employees who retire after December 31, 2012, will receive a savings account benefits-based plan. As a result of the modification to the U.S. postretirement benefits plan, the Company remeasured its U.S. plans’ assets and accumulated postretirement benefit obligation (APBO) as of March 31, 2008. The impact of the plan modifications reduced the APBO by $148 million, which was partially offset by asset values being $97 million lower than on December 31, 2007. Therefore, the accrued benefit cost liability recorded on the balance sheet as of March 31, 2008, was reduced by $51 million. The remeasurement did not impact the postretirement expense for the quarter ended March 31, 2008, but reduces the expense for April 1 through December 31, 2008 by $15 million.

For the six months ended June 30, 2008, contributions totaling $94 million were made to the Company’s U.S. and international pension plans and $1 million to its postretirement plans. In 2008, the Company expects to contribute up to $400 million to its U.S. and international pension plans. The Company does not have a required minimum pension contribution obligation for its U.S. plans in 2008. Therefore, the amount of the anticipated discretionary pension contribution could vary significantly depending on the U.S plans’ funding status as of the 2008 measurement date and the anticipated tax deductibility of the contribution. 3M’s annual measurement date for pension and postretirement assets and liabilities is December 31 each year, which is also the date used for the related annual measurement assumptions.

NOTE 9.  Derivatives and Other Financial Instruments

The Company uses interest rate swaps, currency swaps, and forward and option contracts to manage risks generally associated with foreign exchange rate, interest rate and commodity price fluctuations. For a more detailed discussion of the company’s derivative instruments, refer to 3M’s Current Report on Form 8-K dated May 19, 2008.

The Company enters into foreign exchange forward contracts, options and swaps to hedge against the effect of exchange rate fluctuations on cash flows denominated in foreign currencies and certain intercompany financing transactions. These transactions are designated as cash flow hedges. Based on exchange rates at June 30, 2008, the Company expects to reclassify to earnings over the next 12 months a majority of the cash flow hedging instruments after-tax loss of $3 million (with the impact offset by cash flows from underlying hedged items). Amounts recorded in accumulated other comprehensive income (loss) related to cash flow hedging instruments follow:

Cash Flow Hedging Instruments

	Three months ended		Six months ended
Net of Tax	June 30		June 30
(Millions)	2008	2007	2008	2007

Beginning balance	$(32)	$(3)	$(28)	$(18)

Changes in fair value of derivatives	31	(21)	11	(11)
Reclassifications to earnings from equity	(2)	2	14	7
Total activity	29	(19)	25	(4)

Ending balance	$(3)	$(22)	$(3)	$(22)

In the first half of 2008, the Company entered into a foreign currency forward contract with a notional amount of $29 million that was designated as a partial hedge of the Company’s net investment in its Chinese subsidiaries.  This forward matures in December 2008.

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis:

At 3M, effective January 1, 2008, fair value under SFAS No. 157 (as impacted by FSP Nos. 157-1 and 157-2) principally applied to financial asset and liabilities such as available-for-sale marketable securities, available-for-sale investments (included as part of investments in the Consolidated Balance Sheet) and certain derivative instruments. Derivatives include cash flow hedges, interest rate swaps and most net investment hedges. These items were previously and will continue to be marked-to-market at each reporting period; however, the definition of fair value used for these mark-to-markets is now applied using SFAS No. 157. The information in the following paragraphs and tables primarily addresses matters relative to these financial assets and liabilities. Separately, there were no material fair value measurements with respect to nonfinancial assets or liabilities that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis subsequent to the effective date of SFAS No. 157 (as impacted by FSP Nos. 157-1 and 157-2).

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

Available-for-sale marketable securities — auction rate securities only:

As discussed in Note 7, auction rate securities held by 3M failed to auction during the second half of 2007 and first half of 2008. As a result, investments in auction rate securities are valued utilizing broker-dealer valuation models and third-party indicative bid levels in markets that are not active. 3M classifies these securities as level 3.

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

	Fair Value
(Millions)	at June 30,	Fair Value Measurements Using Inputs Considered as
Description	2008	Level 1	Level 2	Level 3
Assets:
Available-for-sale:
Marketable securities – except auction rate securities	$1,220	$256	$964	$—
Marketable securities - auction rate securities only	10	—	—	10
Investments	12	12	—	—
Derivative assets	75	59	16	—

Liabilities:
Derivative liabilities	115	52	63	—

The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3).

(Millions) Marketable securities – auction rate securities only	Three months ended June 30, 2008	Six months ended June 30, 2008
Beginning balance	$11	$16
Total gains or losses:
Included in earnings	(2)	(3)
Included in other comprehensive income	1	(3)
Purchases, issuances, and settlements	—	—
Transfers in and/or out of Level 3	—	—
Ending balance (June 30, 2008)	$10	$10

Additional losses included in earnings due to reclassifications from other comprehensive income for securities still held at June 30, 2008	$(6)	$(6)

In addition, the plan assets of 3M’s pension and postretirement benefit plans are measured at fair value on a recurring basis (at least annually). During the quarter ended March 31, 2008, the Company remeasured the plan assets of its U.S. postretirement benefits plan in connection with a change in the benefits provided by this plan as discussed in Note 8.

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis:

During the six months ended June 30, 2008, the Company had no significant measurements of assets or liabilities at fair value (as defined in SFAS No. 157) on a nonrecurring basis subsequent to their initial recognition. As indicated in Note 1, the aspects of SFAS No. 157 for which the effective date for 3M was deferred under FSP No. 157-2 until January 1, 2009 relate to nonfinancial assets and liabilities that are measured at fair value, but are recognized or disclosed at fair value on a nonrecurring basis. This deferral applies to such items as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) or nonfinancial long-lived asset groups measured at fair value for an impairment assessment. During the six months ended June 30, 2008, such measurements of fair value impacted by the deferral under FSP No. 157-2 related primarily to the nonfinancial assets and liabilities with respect to the business combinations in 2008 as discussed in Note 2.

NOTE 11.  Commitments and Contingencies

Legal Proceedings:

The Company and some of its subsidiaries are involved in numerous claims and lawsuits, principally in the United States, and regulatory proceedings worldwide. These include various products liability (involving products that the Company now or formerly manufactured and sold), intellectual property, and commercial claims and lawsuits, including those brought under the antitrust laws, employment litigation and environmental proceedings. The following sections first describe the significant legal proceedings in which the Company is involved, and then describe the liabilities and associated insurance receivables the Company has accrued relating to its significant legal proceedings. Unless otherwise stated, the Company is vigorously defending all such litigation. Additional information can be found in Note 13 “Commitments and Contingencies” in the Company’s Current Report on Form 8-K dated May 19, 2008, including information about the Company’s process for establishing and disclosing accruals and insurance receivables.

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

In May 2008, the Company and the individual defendants agreed to settle the litigation without admitting any liability or wrongdoing of any kind. The settlement agreement, which is subject to court approval, calls for the Compensation Committee of the Company’s Board of Directors to adopt a resolution formally stating its interpretation of certain aspects of the Plan, and the Company to issue a press release to the same effect, and to pay up to $600,000 in attorney’s fees to the plaintiff’s counsel. Upon receipt of the Court’s scheduling order, the Company will notify all stockholders of the proposed settlement and its terms. Stockholders have a right to object to the terms of the settlement, and final consummation of the settlement must await the entry of the Court’s final judgment approving the settlement.

Respirator Mask/Asbestos Litigation

As of June 30, 2008, the Company is a named defendant, with multiple co-defendants, in numerous lawsuits in various courts that purport to represent approximately 4,700 individual claimants, a significant reduction from the approximately 8,790 individual claimants with actions pending at March 31, 2008.

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

Since approximately 2006, the Company has experienced a significant decline in the number of new claims filed annually by apparently unimpaired claimants. The Company attributes this decline to several factors, including certain changes enacted in several states in recent years of the law governing asbestos-related claims, and the highly-publicized decision in mid-2005 of the United States District Court for the Southern District of Texas that identified and criticized abuses by certain attorneys, doctors and x-ray screening companies on behalf of primarily unimpaired claimants, many of whom were recruited by plaintiffs’ lawyers through mass chest x-ray screenings. The Company expects the filing of claims by unimpaired claimants in the future to continue at much lower levels than in the past. The Company believes that due to this change in the type and volume of incoming claims, it is likely that the number of claims alleging more serious injuries, including mesothelioma and other malignancies, while remaining relatively constant, will represent a greater percentage of total claims than in the past. The Company has demonstrated in past trial proceedings that its respiratory protection products are effective as claimed when used in the intended manner and in the intended circumstances. Consequently the Company believes that claimants are unable to establish that their medical conditions, even if significant, are attributable to the Company’s respiratory protection products. Nonetheless the Company’s litigation experience indicates that such claims are costlier to resolve than the claims of unimpaired persons, and it therefore anticipates an increase in the average cost of resolving pending and future claims on a per-claim basis than it experienced in prior periods when the vast majority of claims were asserted by the unimpaired.

Respirator Mask/Asbestos Litigation – Aearo Technologies

On April 1, 2008, a subsidiary of the Company purchased the stock of Aearo Holding Corp., the parent of Aearo Technologies (“Aearo”).  Aearo manufactures and sells various products, including personal protection equipment, such as eye, ear, head, face, fall and respiratory protection products.

As of June 30, 2008, Aearo and/or other companies that previously owned and operated Aearo’s respirator business (American Optical Corporation, Warner-Lambert LLC, AO Corp. and Cabot Corporation (“Cabot”)) are named defendants, with multiple co-defendants, including the Company, in numerous lawsuits in various courts in which plaintiffs allege use of mask and respirator products and seek damages from Aearo and other defendants for alleged personal injury from workplace exposures to asbestos, silica-related, or other occupational dusts found in products manufactured by other defendants or generally in the workplace.

As of June 30, 2008, the Company, through its newly acquired Aearo subsidiary, has recorded approximately $8 million as an estimate of the probable liabilities, for product liabilities and defense costs related to current and future Aearo-related asbestos and silica-related claims. This amount is based upon the current allocation of the Aearo purchase price which, as indicated in Note 2, is considered preliminary. Responsibility for legal costs, as well as for settlements and judgments, is currently shared in an informal arrangement among Aearo, Cabot, American Optical Corporation and a subsidiary of Warner Lambert and their insurers (the “Payor Group”). Liability is allocated among the parties based on the number of years each company sold respiratory products under the “AO Safety” brand and/or owned the AO Safety Division of American Optical Corporation and the alleged years of exposure of the individual plaintiff. Aearo’s share of the contingent liability is further limited by an agreement entered into between Aearo and Cabot on July 11, 1995. This agreement provides that, so long as Aearo pays to Cabot an annual fee of $400,000, Cabot will retain responsibility and liability for, and indemnify Aearo against, asbestos and silica-related product liability claims for respirators manufactured prior to July 11, 1995. Since the date of manufacture for a particular respirator allegedly used in the past is often difficult to determine, the parties have applied the agreement to claims arising out of the use of respirators while exposed to asbestos or silica or products containing asbestos or silica prior to January 1, 1997. With these arrangements in place, Aearo’s potential liability is limited to exposures alleged to have arisen from the use of respirators while exposed to asbestos, silica or other “related long latency diseases” on or after January 1, 1997.

To date, Aearo has elected to pay the annual fee. Aearo could potentially be exposed to additional claims for some part of the pre-July 11, 1995 period covered by its agreement with Cabot if Aearo elects to discontinue its participation in this arrangement, or if Cabot is no longer able to meet its obligations in these matters.

As discussed above, the current estimate of the cost of Aearo’s share of existing and future respirator liability claims is preliminary. In addition, developments may occur that could affect the estimate of Aearo’s liabilities. These developments include, but are not limited to: (i) significant changes in the number of future claims, (ii) significant changes in the average cost of resolving claims, (iii) significant changes in the legal costs of defending these claims, (iv) significant changes in the mix and nature of claims received, (v) trial and appellate outcomes, (vi) significant changes in the law and procedure applicable to these claims, (vii) significant changes in the liability allocation among the co-defendants, (viii) the financial viability of members of the Payor Group including exhaustion of available coverage limits, (ix) the outcome of the pending insurance coverage litigation among certain other members of the Payor Group and their respective insurers, and (x) a determination that the interpretation of the contractual obligations on which Aearo has estimated its share of liability is inaccurate. The Company cannot determine the impact of these potential developments on its current estimate of Aearo’s share of liability for these existing and future claims. If any of the developments described above were to occur, the actual amount of these liabilities for existing and future claims could be significantly larger than the reserved amount.

Employment Litigation

As previously reported, one current and one former employee of the Company filed a purported class action in the District Court of Ramsey County, Minnesota, in December 2004, seeking to represent a class of all current and certain former salaried employees employed by 3M in Minnesota below a certain salary grade who were age 46 or older at any time during the applicable period to be determined by the Court. The complaint alleges the plaintiffs suffered various forms of employment discrimination on the basis of age in violation of the Minnesota Human Rights Act and seeks injunctive relief, unspecified compensatory damages (which they seek to treble under the statute), including back and front pay, punitive damages (limited by statute to $8,500 per claimant) and attorneys’ fees. In January 2006, the plaintiffs filed a motion to join four additional named plaintiffs. This motion was unopposed by the Company and the four plaintiffs were joined in the case, although one claim has been dismissed following an individual settlement. The class certification hearing was held in December 2007. On April 11, 2008, the Court granted the plaintiffs’ motion to certify the case as a class action and defined the class as all persons who were 46 or older when employed by 3M in Minnesota in a salaried exempt position below a certain salary grade at any time on or after May 10, 2003, and who did not sign a document on their last day of employment purporting to release claims arising out of their employment with 3M.  No trial date or calendar of pretrial proceedings has been set at this time. On June 25, 2008, the Minnesota Court of Appeals granted the Company’s petition for interlocutory review of the District Court’s decision granting class certification in the case. While the appeal is pending, all other activity on the case is stayed.

A similar age discrimination purported class action was filed against the Company in November 2005 in the Superior Court of Essex County, New Jersey, on behalf of a class of New Jersey-based employees of the Company. The Company removed this case to the United States District Court for the District of New Jersey. On June 29, 2007, the attorneys for the plaintiff amended their complaint and dropped the class action allegations. The parties resolved this matter and in May 2008 the lawsuit was dismissed with prejudice.

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

Remediation: Under certain environmental laws, including the United States Comprehensive Environmental Response, Compensation and Liability Act of 1980 and similar state laws, the Company may be jointly and severally liable, typically with other companies, for the costs of environmental contamination at current or former facilities and at off-site locations. The Company has identified numerous locations, most of which are in the United States, at which it may have some liability. Please refer to the “Environmental remediation liabilities” in the table in the following section, “Accrued Liabilities and Insurance Receivables Related to Legal Proceedings,” for information on the amount of the reserve.

Regulatory Activities: As previously reported, the Company has been voluntarily cooperating with ongoing reviews by local, state, national (primarily the U.S. Environmental Protection Agency (EPA)), and international agencies of possible environmental and health effects of perfluorooctanyl compounds (“PFCs”) (perflurooctanoic acid or “PFOA” and perfluorooctane sulfonate or “PFOS”) and related compounds. As a result of its phase-out decision in May 2000, the Company no longer manufactures perfluorooctanyl compounds, except that a subsidiary recovers and recycles PFOA in Gendorf, Germany, for internal use in production processes and has agreed to a product stewardship initiative with the EPA to end its use of PFOA by 2015.

Regulatory activities concerning PFOA and/or PFOS continue in Europe and elsewhere, and before certain international bodies. These activities include gathering of exposure and use information, risk assessment, and consideration of regulatory approaches. In December 2006, the European Union adopted an amendment to the Marketing and Use Directive to limit use of PFOS. Member States were required to enact the Directive into national law by December 27, 2007 with an effective date of June 27, 2008.

As previously reported, the Minnesota Department of Health (“MDH”) detected low levels of another perfluoronated compound called perfluorobutanoic acid (PFBA) in municipal wells (and in private wells as announced by the MDH in June 2007) in six nearby communities (Woodbury, Cottage Grove, Newport, St. Paul Park, South St. Paul, and Hastings, all communities located southeast of St. Paul), some of which slightly exceeded the MDH’s interim advisory level for PFBA of 1 part per billion (ppb). In February 2008, the MDH established a health-based value (HBV) for PFBA of 7 ppb based on a clearer understanding of PFBA through the results of three major studies and sampling more than 1,000 private wells. An HBV is the amount of a chemical in drinking water considered by the MDH staff to be safe for people to drink for a lifetime. As a result of this new HBV for PFBA, well advisories will no longer be required for certain wells in the Minnesota communities of Lake Elmo, Oakdale and Cottage Grove. Residents in the affected communities where the levels of PFBA in private wells exceed the HBV either have been provided water treatment systems or connected to a city water system. As part of legislation passed during the 2007 Minnesota legislative session directing the MDH to develop and implement a statewide Environmental Health Tracking and Biomonitoring program, the MDH announced in July 2008 that it will measure the amount of PFCs in the blood of 200 adults who live in the Minnesota communities of Oakdale, Lake Elmo and Cottage Grove.

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

The Company entered into a voluntary remedial action agreement with the Alabama Department of Environmental Management (ADEM) to address the presence of PFCs in the soil on the Company’s manufacturing facility in Decatur, Alabama.  For approximately twenty years, the Company incorporated wastewater treatment plant sludge containing PFCs in fields surrounding its Decatur facility pursuant to a permit issued by ADEM.  After a review of the available options to address the presence of PFCs in the soil, ADEM agreed that the preferred remediation option is to use a multilayer cap over the former sludge incorporation areas on the manufacturing site with groundwater migration controls and treatment.

Please refer to the “Other environmental liabilities” in the table in the following section, “Accrued Liabilities and Insurance Receivables Related to Legal Proceedings” for information on the amount of the reserve established to implement the Settlement Agreement and Consent Order with the MPCA, the remedial action agreement with ADEM, and to address trace amounts of perfluorinated compounds in drinking water sources in the City of Oakdale and Lake Elmo, Minnesota, as well as presence in the soil and groundwater at the Company’s manufacturing facilities in Decatur, Alabama, and Cottage Grove, Minnesota, and at two former disposal sites in Minnesota.

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

As previously reported, two residents of Washington County, Minnesota, filed in October 2004 a purported class action in the District Court of Washington County on behalf of Washington county residents who have allegedly suffered personal injuries and property damage from alleged emissions from the former perfluorooctanyl production facility at Cottage Grove, Minnesota, and from historic waste disposal sites in the vicinity of that facility. After the District Court granted the Company’s motion to dismiss the claims for medical monitoring and public nuisance in April 2005, the plaintiffs filed an amended complaint adding additional allegations involving other perfluorinated compounds manufactured by the Company, alleging additional legal theories in support of their claims, adding four plaintiffs, and seeking relief based on alleged contamination of the City of Oakdale municipal water supply and certain private wells in the vicinity of Lake Elmo, Minnesota. In April 2006, the plaintiffs filed a second amended complaint adding two additional plaintiffs. The two original plaintiffs thereafter dismissed their claims against the Company.  After a hearing on the plaintiffs’ motion to certify the case as a class action at the end of March 2007, the Court on June 19, 2007 denied the plaintiffs’ motion to certify the litigation as a class action. The trial of the individual cases is scheduled for the first half of 2009.

Accrued Liabilities and Insurance Receivables Related to Legal Proceedings

The following table shows the major categories of on-going litigation, environmental remediation and other environmental liabilities for which the Company has been able to estimate its probable liability and for which the Company has taken reserves and the related insurance receivables:

LIABILITY AND RECEIVABLE BALANCES

	June 30	Dec. 31
(Millions)	2008	2007

Breast implant liabilities	$2	$1
Breast implant insurance receivables	15	64

Respirator mask/asbestos liabilities	112	121
Respirator mask/asbestos insurance receivables	214	332

Environmental remediation liabilities	36	37
Environmental remediation insurance receivables	15	15

Other environmental liabilities	$147	$147

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

On January 5, 2007 the Company was served with a declaratory judgment action filed on behalf of two of its insurers (Continental Casualty and Continental Insurance Co. – both part of the Continental Casualty Group) disclaiming coverage for respirator mask/asbestos claims. These insurers represent approximately $14 million of the $214 million insurance recovery receivable referenced in the above table. The action was filed in Hennepin County, Minnesota and names, in addition to the Company, over 60 of the Company’s insurers. This action is similar in nature to an action filed in 1994 with respect to breast implant coverage, which ultimately resulted in the Minnesota Supreme Court’s ruling of 2003 that was largely in the Company’s favor.  At the Company’s request, the case was transferred to Ramsey County, over the objections of the insurers.  The Minnesota Supreme Court heard oral argument of the insurers’ appeal of that decision in March 2008 and ruled in May 2008 that the proper venue of that case is Ramsey County.

As a result of settlements reached with its insurers, the Company was paid $104 million in the second quarter and the Company currently has agreements in place to receive another $44 million in payments over the next four quarters in connection with the respirator mask/asbestos receivable.

NOTE 12. Management Stock Ownership Program (MSOP) and General Employees’ Stock Purchase Plan (GESPP)

In May 2008, shareholders approved 35 million shares for issuance under the “3M 2008 Long-Term Incentive Plan”, which replaced and succeeded the 2005 MSOP, the 3M Performance Unit Plan, and the 1992 Directors Stock Ownership Program. Shares under this plan may be issued in the form of Incentive Stock Options, Nonqualified Stock Options, Progressive Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Other Stock Awards, and Performance Units and Performance Shares. Awards denominated in shares of common stock other than options and Stock Appreciation Rights, per the 2008 Plan, will be counted against the 35 million share limit as 3.38 shares for every one share covered by such award. The remaining total MSOP shares available for grant under the 2008 Long Term Incentive Plan Program are 26,631,102 as of June 30, 2008. The Company issues options to eligible employees annually in May using the closing stock price on the grant date, which is the date of the Annual Stockholders’ Meeting. In addition to these annual grants, the Company makes other minor grants of stock options, restricted stock units and other stock-based grants.

Effective with the May 2005 MSOP annual grant, the Company changed its vesting period from one to three years with the expiration date remaining at 10 years from date of grant. Beginning in 2007, the Company reduced the number of traditional stock options granted under the MSOP plan by reducing the number of employees eligible to receive annual grants and by shifting a portion of the annual grant away from traditional stock options primarily to restricted stock units. However, associated with the reduction in the number of eligible employees, the Company provided a one-time “buyout” grant of restricted stock units to the impacted employees. The income tax benefits shown in the following table can fluctuate by period due to the amount of Incentive Stock Options (ISO) exercised since the Company receives the ISO tax benefit upon exercise. The Company last granted ISO in 2002. Amounts recognized in the financial statements with respect to both the MSOP and GESPP (refer to Note 15 in 3M’s Current Report on Form 8-K dated May 19, 2008) are as follows:

	Three months ended		Six months ended
	June 30		June 30
(Millions, except per share amounts)	2008	2007	2008	2007
Cost of sales	$17	$18	$26	$26
Selling, general and administrative expenses	47	60	73	79
Research, development and related expenses	15	18	23	24

Operating Income (Loss)	$(79)	$(96)	$(122)	$(129)

Income tax benefits	$34	$44	$51	$57

Net Income (Loss)	$(45)	$(52)	$(71)	$(72)

Earnings per share impact– diluted	$(0.06)	$(0.07)	$(0.10)	$(0.10)

The following table summarizes MSOP stock option activity during the six months ended June 30, 2008:

			Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic Value
Stock Options	Options	Price*	Life* (months)	(millions)
Under option –
January 1	74,613,051	$70.50
Granted
Annual	5,239,660	77.22
Progressive (Reload)	74,867	80.02
Other	8,572	80.80
Exercised	(3,368,366)	49.25
Canceled	(397,069)	77.32
June 30	76,170,715	$71.87	66	$389
Options exercisable
June 30	63,659,712	$69.86	58	$389

*Weighted average

As of June 30, 2008, there was $128 million of compensation expense that has yet to be recognized related to non-vested stock option based awards. This expense is expected to be recognized over the remaining vesting period with a weighted-average life of 1.9 years. The total intrinsic values of stock options exercised during the six-month periods ended June 30, 2008 and 2007, was $100 million and $244 million, respectively. Cash received from options exercised was $166 million and $443 million for the six months ended June 30, 2008 and 2007, respectively. The Company’s actual tax benefits realized for the tax deductions related to the exercise of employee stock options were $28 million and $71 million for the six months ended June 30, 2008 and 2007, respectively. Capitalized stock-based compensation amounts were not material at June 30, 2008.

For annual stock options, the weighted average fair value at the date of grant was calculated using the Black-Scholes option-pricing model and the assumptions that follow.

	Annual
Stock Option Assumptions	2008	2007	2006
Exercise price	$77.22	$84.79	$87.23
Risk-free interest rate	3.1%	4.6%	5.0%
Dividend yield	2.0%	2.1%	2.0%
Expected volatility	21.7%	20.0%	20.0%
Expected life (months)	70	69	69
Black-Scholes fair value	$15.28	$18.12	$19.81

Expected volatility is a statistical measure of the amount by which a stock price is expected to fluctuate during a period. For the 2008, 2007 and 2006 annual grant date, the Company estimated the expected volatility based upon the average of the most recent one year volatility, the median of the term of the expected life rolling volatility, the median of the most recent term of the expected life volatility of 3M stock, and the implied volatility on the grant date. The expected term assumption is based on the weighted average of historical grants.

As previously mentioned, beginning with the May 2007 MSOP Annual Grant, the Company expanded its utilization of restricted stock units. Restricted stock unit grants do not accrue dividends during the vesting period and vest at the end of three years. The one-time “buyout” restricted stock unit grant in 2007 vests at the end of five years. The following table summarizes MSOP restricted stock and restricted stock unit activity during the six months ended June 30, 2008:

Restricted Stock and Restricted Stock Units	Number of Awards	Grant Date Fair Value*
Nonvested balance –
As of January 1	2,001,581	$77.63
Granted
Annual	924,045	77.23
Other	116,578	78.33
Vested	(35,845)	75.59
Forfeited	(24,039)	64.91
As of June 30	2,982,320	$77.66

*Weighted average

As of June 30, 2008, there was $132 million of compensation expense that has yet to be recognized related to non-vested restricted stock and restricted stock units. This expense is expected to be recognized over the remaining vesting period with a weighted-average life of 2.8 years. The total fair value of restricted stock and restricted stock units that vested during the six-month periods ended June 30, 2008 and 2007 was not material.

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

The financial information presented herein reflects the impact of all of the preceding segment structure changes for all periods presented.

Business Segment Information	Three months ended		Six months ended
	June 30		June 30
(Millions)	2008	2007	2008	2007

NET SALES
Industrial and Transportation	$2,081	$1,802	$4,168	$3,585
Health Care	1,118	988	2,195	1,950
Display and Graphics	846	1,005	1,717	1,931
Consumer and Office	899	834	1,737	1,651
Safety, Security and Protection Services	1,040	799	1,899	1,557
Electro and Communications	748	693	1,473	1,357
Corporate and Unallocated	7	21	13	48
Total Company	$6,739	$6,142	$13,202	$12,079

OPERATING INCOME
Industrial and Transportation	$406	$358	$878	$768
Health Care	310	279	631	1,341
Display and Graphics	184	350	371	646
Consumer and Office	179	165	345	343
Safety, Security and Protection Services	197	140	401	321
Electro and Communications	151	135	297	245
Corporate and Unallocated	22	(30)	27	(166)
Total Company	$1,449	$1,397	$2,950	$3,498

The following items impacted operating income for the three months and six months ended June 30, 2008. In June 2008, 3M completed the sale of HighJump Software and recognized a pre-tax loss of $23 million (recorded in the Safety, Security and Protection Services segment). The Company also recorded pre-tax charges of $19 million in the second quarter of 2008 related to exit activities. These charges related to employee reductions at an Industrial and Transportation manufacturing facility located in the United Kingdom. These items are discussed in more detail in Note 2 (Acquisitions and Divestitures) and Note 4 (Restructuring Actions and Other Exit Activities), respectively.

The following items impacted operating income for the three months ended June 30, 2007. In the second quarter of 2007, the gain on sale of 3M’s Opticom Priority Control Systems and Canoga Traffic Detection businesses ($68 million operating income gain recorded in Display and Graphics) was partially offset by restructuring expenses ($33 million expense recorded in various business segments) and increases in environmental liabilities ($13 million expense recorded in Corporate and Unallocated).

In addition to the preceding, the following first quarter 2007 items impacted operating income results for the six months ended June 30, 2007. The sale of 3M’s global branded pharmaceuticals business resulted in a pre-tax gain on sale of $786 million. This gain was recorded in the Pharmaceuticals business within the Health Care segment, consistent with where the 2006 gain on sale of other portions of the business was recorded. The Health Care segment included a net pre-tax gain of $7 million, which primarily related to adjustments to restructuring costs that were recorded in the fourth quarter of 2006. The Electro and Communications segment includes a pre-tax restructuring charge of $19 million, primarily related to asset impairment charges. There was also a $121 million increase in environmental liabilities (reflected in Corporate and Unallocated).

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of 3M Company:

We have reviewed the accompanying consolidated balance sheet of 3M Company and its subsidiaries as of June 30, 2008 and the related consolidated statements of income for the three-month and six-month periods ended June 30, 2008 and 2007, and of cash flows for the six-month periods ended June 30, 2008 and 2007. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2007, and the related consolidated statements of income, of changes in stockholders’ equity and comprehensive income, and of cash flows for the year then ended (not presented herein), and in our report dated February 11, 2008, except with respect to our opinion on the consolidated financial statements insofar as it relates to the effects of the changes in the segments and geographic areas discussed in Notes 16 and 17 as to which the date is May 19, 2008, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2007, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Minneapolis, Minnesota

July 31, 2008

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

For the three months ended June 30, 2008, sales increased 9.7 percent compared to the same period last year, as the strength of 3M’s portfolio and international presence helped generate good sales and earnings growth. Operating income margins were maintained at high levels in all six business segments, resulting in a total 3M operating income margin of 21.5 percent. 3M continues to invest in research and development, additional sales presence, a more efficient supply chain and in acquisitions, as evidenced by the April 1, 2008 acquisition of Aearo Holding Corp. (hereafter referred to as Aearo), the parent company of Aearo Technologies Inc., a global leader in the personal protection industry.

Second quarter 2008 included a loss on the sale of HighJump Software and charges for exit activities, which combined penalized net income by $46 million, or $0.06 per diluted share, while second quarter 2007 included gains, partially offset by restructuring and environmental charges, which on a net basis benefited net income by $18 million, or $0.02 per diluted share. Including these items, 3M reported net sales of $6.739 billion and net income of $945 million, or $1.33 per diluted share, for the three months ended June 30, 2008, compared to reported net sales of $6.142 billion and net income of $917 million, or $1.25 per diluted share, for the three months ended June 30, 2007. Refer to “Note A” at the end of this overview section for more detail on these 2008 and 2007 items.

3M’s product and geographical diversification enabled the Company to post good second-quarter and first-half 2008 results, despite the weak U.S. economy, challenges in the Optical Systems business within the Display and Graphics business segment, and record commodity prices. The second-quarter and first six months of 2008 were impacted by four principal factors:

•                  Strong sales and operating income performance in five of its six business segments (all except Display and Graphics)

•                  Ongoing tough U.S. economy, particularly in retail, automotive OEM and residential housing

•                  Strong international performance, with international representing nearly two-thirds of 3M’s worldwide sales

•                  Continued slowing of, and margin compression in, the Optical Systems business when compared to 2007, which primarily impacted sales and operating income performance in the Asia Pacific region

Concerning Optical Systems, in July 2008, management approved and committed to undertake actions to more closely align its cost structure with the current demand in segments of the optical film LCD market. 3M will eliminate approximately 300 jobs in Optical Systems, in the U.S. and internationally. This will include positions in SG&A, manufacturing, research and development and other functions. 3M is improving manufacturing efficiency by consolidating several converting sites in the Asia region. 3M’s former film converting plant in Poland will be transformed into a multi-use multi-divisional facility for other 3M businesses.

The following table summarizes sales and operating income results by business segment.

	Three months ended June 30
	2008		2007		% change
	Net	Oper.	Net	Oper.	Net	Oper.
(Millions)	Sales	Income	Sales	Income	Sales	Income

Industrial and Transportation	$2,081	$406	$1,802	$358	15.5%	13.1%
Health Care	1,118	310	988	279	13.1%	10.7%
Display and Graphics	846	184	1,005	350	(15.9)%	(47.5)%
Consumer and Office	899	179	834	165	7.8%	9.1%
Safety, Security and Protection Services	1,040	197	799	140	30.2%	40.7%
Electro and Communications	748	151	693	135	7.9%	11.4%
Corporate and Unallocated	7	22	21	(30)
Total Company	$6,739	$1,449	$6,142	$1,397	9.7%	3.7%

Worldwide total sales growth was 9.7 percent. Local-currency sales growth (which includes volume, selling price and acquisition impacts, but excludes divestiture and translation impacts) was 4.6 percent for the second quarter of 2008, including 4.1 percentage points from acquisitions. Local-currency sales increased 25.6 percent in Safety, Security and Protection Services (including 19.8 percentage points from acquisitions, 8.7 percent in Industrial and Transportation (including 4.2 percentage points from acquisitions), 7.7 percent in Health Care (including 1.1 percentage points from acquisitions), 3.5 percent in Consumer and Office (including 0.7 percentage points from acquisitions) and 2.2 percent in Electro and Communications (including 0.4 percentage points from acquisitions). Local-currency sales declined 18.8 percent in Display and Graphics.

Worldwide sales growth was broad-based, with five of six segments experiencing strong sales and operating income growth in the second quarter. Security and Protection Services sales growth was led by acquisitions, primarily Aearo, along with organic growth in personal protection, window films, cleaning solutions for commercial buildings and corrosion protection products, with geographic area sales growth led by Europe, the U.S. and Latin America. Industrial and Transportation had broad-based sales growth across the portfolio, with strong sales growth in all businesses and major geographic areas. Health Care sales growth was strongest in orthodontics, dental and medical, with positive sales growth in all major geographies. Sales in Consumer and Office were led by international sales growth in Europe and Asia Pacific, but were negatively impacted by the weakness in U.S. office mass retail channels. Electro and Communications sales growth was led by electrical markets, electronic markets materials and communications markets, with sales growth geographically led by Asia Pacific and Europe. 3M continued to experience declines in the flexible circuits business where a number of product solutions are going end-of-life. Within Display and Graphics, positive sales growth in Commercial Graphics and Traffic Safety Systems was more than offset by lower sales in Optical Systems, which were down 36 percent year-on-year. As a result, sales for Display and Graphics were down 15.9 percent in the second quarter of 2008. The challenges in Optical Systems are likely to persist throughout 2008 and early 2009 as price and attachment rate pressure remains intense in segments of the LCD market and OEMs aggressively pursue cost reductions from their component suppliers, including 3M. Refer to the Performance by Business Segment section for a more detailed discussion of the results of the respective segments.

Geographically, Latin America and Canada led local-currency sales growth (including acquisitions) in the second quarter of 2008, with a combined increase of 16.4 percent, followed by the United States with a 6.6 percent increase and Europe with a 6.4 percent increase. Local-currency sales in Asia Pacific declined 4.2 percent. Asia Pacific was negatively impacted by Optical Systems sales, which were down 36 percent in that region. Excluding Optical Systems, Asia Pacific sales increased 10 percent on a local-currency basis. Of the local-currency sales growth, acquisitions contributed 4.7 percent to the combined Latin America and Canada, 6.5 percent to the United States, 3.7 percent to Europe, and 1.0 percent to Asia Pacific. Foreign currency translation positively impacted international sales by 8.6 percent, as the U.S. dollar weakened in aggregate against many currencies in these geographic areas. Foreign currency translation positively impacted Latin America and Canada by 9.8 percent, Europe by 11.8 percent and Asia Pacific by 5.1 percent.

Operating income margins for the three months ended June 30, 2008 were 21.5 percent, compared to 22.7 percent in the second quarter of 2007. Operating income margins in the second quarter of 2008 were negatively impacted by 0.6 percentage points from the loss on sale of HighJump Software and charges for exit activities. Operating income margins in the second quarter of 2007 were positively impacted by the gain on sale of businesses, net of restructuring expenses and increases in environmental liabilities, which contributed 0.3 percentage points of the 22.7 percent operating income margin.

3M generated $2.240 billion of operating cash flows for the six months ended June 30, 2008, an increase of $556 million compared to the six months ended June 30, 2007. Refer to the section entitled “Cash Flows from Operating Activities” later in the MD&A for a discussion of items impacting cash flows. For the six months ended June 30, 2008, the Company utilized $1.786 billion of cash to repurchase 3M common stock and pay dividends. In February 2007, 3M’s Board of Directors authorized a two-year share repurchase of up to $7.0 billion for the period from February 12, 2007 to February 28, 2009. As of June 30, 2008, approximately $3.0 billion remained available for repurchase. In February 2008, 3M’s Board also authorized a dividend increase of 4.2 percent for 2008, marking the 50th consecutive year of dividend increases for 3M. 3M’s debt to total capital ratio (total capital defined as debt plus equity) as of June 30, 2008 was 32 percent. 3M has an AA credit rating, with a stable outlook, from Standard & Poor’s and an Aa1 credit rating, with a negative outlook, from Moody’s Investors Service. The Company has sufficient access to capital markets to meet currently anticipated growth and acquisition investment funding needs.

(Note A).

In June 2008, 3M completed the sale of HighJump Software and recognized a loss ($23 million pre-tax, $32 million after-tax) in the second quarter of 2008. In the second quarter of 2008, the Company also recorded charges ($19 million pre-tax, $14 million after-tax) related to employee reductions at an Industrial and Transportation manufacturing facility located in the United Kingdom. Combined, these items penalized second quarter 2008 operating income by $42 million and net income by $46 million, or $0.06 per diluted share. These items are discussed in more detail in Note 2 (Acquisitions and Divestitures) and Note 4 (Restructuring Actions and Other Exit Activities).

In 2007, 3M completed and recorded gains from the sale of its Opticom Priority Control Systems and Canoga Traffic Detection businesses in the second quarter and from the sale of its global branded pharmaceuticals business in Europe in the first quarter. Both the first and second quarter 2007 gain on sale of businesses were partially offset by restructuring expenses and increases in environmental liabilities. These items benefited second quarter 2007 operating income by $22 million and net income by $18 million, or $0.02 per diluted share, and benefited first six months 2007 operating income by $675 million and net income by $440 million, or $0.60 per diluted share. Second quarter 2007 included net benefits from gains related to the sale of businesses ($68 million pre-tax, $47 million after-tax), which were partially offset by restructuring actions ($33 million pre-tax, $21 million after-tax) and increases in environmental liabilities ($13 million pre-tax, $8 million after-tax). First six months 2007 included net benefits from gains related to the sale of businesses ($854 million pre-tax, $553 million after-tax), which were partially offset by restructuring actions ($45 million pre-tax, $30 million after-tax) and increases in environmental liabilities ($134 million pre-tax, $83 million after-tax).

RESULTS OF OPERATIONS

Percent change information compares the second quarter and first six months of 2008 with the same period last year, unless otherwise indicated.

Net Sales:

	Three months ended			Six months ended
	June 30, 2008			June 30, 2008
	U.S.	Intl.	Worldwide	U.S.	Intl.	Worldwide
Net sales (millions)	$2,425	$4,314	$6,739	$4,651	$8,551	$13,202
% of worldwide sales	36.0%	64.0%		35.2%	64.8%
Components of net sales change:
Volume – organic	(1.9)%	1.8%	0.4%	(2.2)%	2.7%	0.9%
Price	2.0	(1.1)	0.1	1.8	(1.2)	(0.1)
Organic local-currency sales	0.1	0.7	0.5	(0.4)	1.5	0.8
Volume – acquisitions	6.5	2.7	4.1	4.8	1.8	2.9
Local-currency sales	6.6	3.4	4.6	4.4	3.3	3.7
Divestitures	(0.6)	(0.1)	(0.3)	(0.5)	—	(0.2)
Translation	—	8.6	5.4	—	9.2	5.8
Total sales change	6.0%	11.9%	9.7%	3.9%	12.5%	9.3%

In the second quarter of 2008, worldwide sales grew 9.7 percent in U.S. dollar terms, with international up 11.9 percent and the U.S. up 6.0 percent. Worldwide, local-currency sales growth was 4.6 percent, comprised of organic local-currency volume growth of 0.4 percent, selling price increases of 0.1 percent, and acquisitions growth of 4.1 percent, primarily Aearo. Foreign currency translation added 5.4 percent to second-quarter 2008 sales.

Excluding the impact of the optical business, local-currency sales increased 8.1 percent as organic volumes increased 2.5 percent, selling prices increased 1.1 percent, and acquired volume was up 4.5 percent. Worldwide, local currency sales growth was led by the Industrial and Transportation, Health Care and Safety, Security and Protection Services businesses.

In the United States, local-currency sales improved 6.6 percent when compared to last year’s second-quarter. Due to the slow economic conditions, especially in the retail, housing and automotive OEM markets, organic volumes declined 1.9 percent, while acquisitions added 6.5 percent and selling price increases added 2.0 percent. All businesses delivered U.S. price increases as 3M tries to offset the continued high price of commodities. 3M experienced U.S. sales growth in, Safety, Security and Protection Services, Industrial and Transportation, Health Care and Consumer and Office, while sales declined in Electro and Communications and Display and Graphics.

International sales on a local-currency basis increased 3.4 percent in the second quarter. Organic volumes increased 1.8 percent with five of six businesses (all except Display and Graphics) posting positive organic volume growth. Selling prices declined 1.1 percent, including a 12 percent price decline in optical. Acquisitions added 2.7 percent to international local-currency growth in the quarter. Excluding optical, international local-currency sales growth was 9.1 percent, including 5.5 percent from organic volume growth, 3.1 percent from acquisitions and 0.5 percent from selling prices. International local-currency sales growth was led by Latin America at 21 percent, followed by Canada at 7 percent, and Europe at 6 percent.  Local-currency sales declined 4 percent in Asia Pacific due to a 37 percent local-currency decline in optical.  Excluding optical, Asia Pacific sales in local-currencies increased 10 percent over the same quarter last year. Foreign currency translation increased second-quarter international sales by 8.6 percent. Refer to the “Performance by Business Segment” section for additional discussion of sales change by segment and the preceding “Overview” section for discussion of sales growth by geographic area.

Operating Expenses:

	Three months ended			Six months ended
	June 30			June 30
(Percent of net sales)	2008	2007	Change	2008	2007	Change
Cost of sales	52.1%	51.8%	0.3%	51.9%	51.2%	0.7%
Selling, general and administrative expenses	20.7	20.9	(0.2)	20.2	21.3	(1.1)
Research, development and related expenses	5.4	5.7	(0.3)	5.4	5.6	(0.2)
(Gain)/loss on sale of businesses	0.3	(1.1)	1.4	0.2	(7.1)	7.3
Operating income	21.5%	22.7%	(1.2)%	22.3%	29.0%	(6.7)%

Cost of sales as a percent of net sales increased 0.3 percentage points in the second quarter and 0.7 percentage points in the first six months compared to the same periods in 2007. The increase in cost of sales for both the second quarter and first six months was primarily attributable to the impact of Optical Systems. The remainder of 3M’s broad-based portfolio performed as expected, with impacts from selling price increases, along with process improvements and cost reductions, helping to offset higher raw material costs. Raw material costs in the second quarter increased approximately 3 to 4 percent year-on-year. In 2008, charges of $19 million related to employee reductions at an Industrial and Transportation manufacturing facility located in the United Kingdom penalized cost of sales as a percent of net sales by approximately 0.3 percentage points in the second quarter and 0.2 percentage points for the first six months of 2008. In 2007, restructuring expenses, primarily related to the phase-out of operations at the Company’s New Jersey roofing granule facility in the second quarter and charges related to the Company’s decision to close a facility in Wisconsin in the first quarter, penalized cost of sales as a percent of net sales by approximately 0.6 percentage points in the second quarter and 0.3 percentage points for the first six months of 2007.

Selling, general and administrative (SG&A) expenses as a percent of net sales decreased 0.2 percentage points in the second quarter and 1.1 percentage points in the first six months compared to the same periods in 2007. These decreases are driven by environmental and restructuring expenses in 2007 which did not repeat in 2008. In the second quarter of 2007, an increase in environmental liabilities ($13 million) and SG&A restructuring expenses ($3 million) increased SG&A as a percent of net sales by 0.2 percentage points. The first quarter of 2007 includes a $121 million increase in environmental liabilities and $7 million in SG&A restructuring expenses, which when combined with second quarter items, increased first-half 2007 SG&A by 1.2 percentage points.

Research, development and related expenses as a percent of net sales decreased 0.3 percentage points in the second quarter and 0.2 percentage points in the first six months compared to the same periods in 2007. R&D and related costs in dollars increased approximately 6 percent in the first six months of 2008 as the Company continued to aggressively invest in future technologies and growth opportunities.

The (gain)/loss on sale of businesses as a percent of net sales decreased by 1.4 percentage points in the second quarter and 7.3 percentage points in the first six months compared to the same periods in 2007. In June 2008, 3M completed the sale of HighJump Software and recognized a pre-tax loss of $23 million in the second quarter of 2008. 3M completed and recorded gains from the sale of its Opticom Priority Control Systems and Canoga Traffic Detection businesses (pre-tax gain of $68 million) in the second quarter of 2007 and from the sale of its global branded pharmaceuticals business in Europe (pre-tax gain of $786 million) in the first quarter of 2007.

Operating Income:

3M uses operating income as one of its primary business segment performance measurement tools. Operating income margins were 22.3 percent in the first six months of 2008, a decrease from 29.0% in the first six months of 2007. Operating income margins in 2008 were negatively impacted by 0.4 percentage points from the loss on sale of HighJump Software and charges for exit activities. Operating income margins in 2007 were positively impacted by the gain on sale, net of restructuring expenses and increases in environmental liabilities, which contributed 5.6 percentage points of the 29.0 percent operating income margin.

Interest Expense and Income:

	Three months ended		Six months ended
	June 30		June 30
(Millions)	2008	2007	2008	2007
Interest expense	$51	$48	$106	$86
Interest income	(18)	(29)	(48)	(57)
Total	$33	$19	$58	$29

Interest expense increased for the second quarter and first six months of 2008 when compared to the same periods in 2007, primarily related to higher average U.S. and international long-term debt balances and higher long-term debt interest rates in the U.S., which were partially offset by lower short-term debt balances and interest rates. Interest income was lower in the second quarter and first six months of 2008, due to other-than-temporary impairments related to auction rate securities investments (Note 7) and lower interest rates, which were partially offset by higher average cash, cash equivalent and marketable securities balances.

Provision for Income Taxes:

	Three months ended		Six months ended
	June 30		June 30
(Percent of pre-tax income)	2008	2007	2008	2007
Effective tax rate	32.0%	32.3%	31.9%	33.2%

The tax rate for both the second quarter and first six months of 2008 decreased when compared to the same periods in 2007, primarily due to lower international tax rates and adjustments to income tax reserves. These tax rate benefits were partially offset by the combination of the divestiture of HighJump Software and charges for exit activities in the second quarter of 2008. 3M’s tax basis in HighJump Software was significantly lower than its book value, primarily related to the treatment of acquired goodwill, which negatively impacted the tax rate. Refer to Note 6 for further discussion of income taxes.

Minority Interest:

	Three months ended		Six months ended
	June 30		June 30
(Millions)	2008	2007	2008	2007
Minority Interest	$18	$16	$36	$31

Minority interest expense eliminates the income or loss attributable to non-3M ownership interests in 3M consolidated entities. 3M’s most significant consolidated entity with non-3M ownership interests is Sumitomo 3M Limited (3M owns 75 percent of Sumitomo 3M Limited). The increase for the second quarter and first six months of 2008 primarily related to Sumitomo 3M Limited.

Currency Effects:

3M estimates that year-on-year currency effects, including hedging impacts, increased net income by approximately $60 million for the for the three months ended June 30, 2008 and increased net income by approximately  $110 million for the six months ended June 30, 2008. This estimate includes the effect of translating profits from local currencies into U.S. dollars; the impact of currency fluctuations on the transfer of goods between 3M operations in the United States and abroad; and transaction gains and losses, including derivative instruments designed to reduce foreign currency exchange rate risks. However, this estimate does not reflect the higher commodity prices 3M is currently experiencing related to dollar-denominated commodities, which would mute this impact somewhat. 3M estimates that year-on-year derivative and other transaction gains and losses had a minimal impact on net income for the three months ended June 30, 2008 and decreased net income by approximately $15 million for the six months ended June 30, 2008.

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

Information related to 3M’s business segments for the second quarter and first six months of both 2008 and 2007 is presented in the tables that follow. Local-currency sales (which includes both organic and acquisition volume impacts plus price impacts) are provided for each segment. The divestiture impact, if any, translation impact and total sales change are also provided for each segment.

Industrial and Transportation Business:

	Three months ended		Six months ended
	June 30		June 30
	2008	2007	2008	2007
Sales (millions)	$2,081	$1,802	$4,168	$3,585
Sales change analysis:
Local currency (volume and price)	8.7%	5.6%	9.1%	4.8%
Translation	6.8	2.9	7.2	2.8
Total sales change	15.5%	8.5%	16.3%	7.6%

Operating income (millions)	$406	$358	$878	$768
Percent change	13.1%	12.2%	14.2%	10.0%
Percent of sales	19.5%	19.9%	21.1%	21.4%

The Industrial and Transportation segment serves a broad range of markets, such as appliance, paper and packaging, food and beverage, and automotive OEM and aftermarket (auto body shops). Industrial and Transportation products include tapes, a wide variety of coated and non-woven abrasives, adhesives, specialty materials, filtration products, closure systems for personal hygiene products, and components and products that are used in the manufacture, repair and maintenance of automotive, marine, aircraft and specialty vehicles.

Second quarter of 2008:

The Industrial and Transportation segment had broad-based sales growth across the portfolio, with sales up 15.5 percent to $2.1 billion. Sales growth was led by the industrial adhesives and tapes business, followed by automotive aftermarket, abrasives and closure systems for personal hygiene products. The automotive OEM market also experienced solid sales growth, led by international. Local currency sales increased 8.7 percent, including 4.2 percent from acquisitions.

All geographic regions saw sales growth in the quarter, including the U.S.  Strong market penetration continued in emerging economies, especially BRICP (Brazil, Russia, India, China, Poland) countries, where the business drove strong organic local-currency growth. Elsewhere around the globe, 3M experienced strong growth in Europe, Asia Pacific and Latin America. Some of the products driving growth in the second quarter were abrasives used in autobody shops; laminating adhesives providing attachment solutions in industrial applications; closure systems for personal hygiene products; and packaging, masking and specialty tapes.

In the second quarter of 2008, the Company recorded pre-tax charges of $19 million related to exit activities. These charges related to employee reductions at an Industrial and Transportation manufacturing facility located in the United Kingdom. Operating income for the second quarter of 2007 included $2 million in restructuring expenses. These items negatively impacted second quarter 2008 operating income growth by 5 percentage points.

First six months of 2008:

Year-to-date sales were up 16.3 percent, with operating income up 14.2 percent, as operating margins held steady in excess of 21 percent, helped by strong operational discipline. Like the second quarter, first six months sales growth was led by industrial adhesives and tapes, automotive aftermarket and abrasives, in addition to solid growth in the automotive OEM market and closure systems for personal hygiene products. Operating income growth was negatively impacted by 2.1 percentage points due to the exit activities and restructuring actions included in the preceding second quarter discussion.

Industrial and Transportation continues to invest in innovative new products along with complementary gap fill acquisitions. In July 2008, 3M announced that it had entered into an agreement to acquire EMFI S.A. and SAPO S.A., manufacturers of polyurethane-based structural adhesives and sealants, headquartered in Haguenau, France. Industrial and Transportation expects continued emerging market penetration, particularly in the BRICP countries, and is also driving 3M technologies and solutions into the oil and gas market to meet the needs of major energy customers.

Health Care Business:

	Three months ended		Six months ended
	June 30		June 30
	2008	2007	2008	2007
Sales (millions)	$1,118	$988	$2,195	$1,950
Sales change analysis:
Local currency (volume and price)	7.7%	19.5%	6.7%	19.9%
Divestitures	(0.1)	(24.2)	(0.1)	(24.5)
Translation	5.5	3.6	5.9	3.8
Total sales change	13.1%	(1.1)%	12.5%	(0.8)%

Operating income (millions)	$310	$279	$631	$1,341
Percent change	10.7%	7.3%	N/A	N/A
Percent of sales	27.7%	28.3%	28.8%	N/A

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

Second quarter of 2008:

Health Care continued its excellent performance thus far in 2008 with broad-based sales growth of 13.1 percent.  Local currency growth was 7.7 percent, including acquisition growth of 1.1 percent. Three divisions drove solid sales growth in the quarter—namely orthodontics, dental, and medical. Orthodontics and dental, or 3M’s oral care business, showed outstanding strength and led the way. The U.S. market had good sales growth, while international sales growth was outstanding, as all regions outside the U.S. drove solid increases in both sales and operating income. Some of the products that drove sales include advanced wound care and surgical tapes, dental restorative materials and equipment for crown and bridge procedures and self-ligating brackets for orthodontics.

3M’s dental business closed a deal in July 2008 for IMTEC Corp., a manufacturer of dental implants and scanning equipment primarily known for their mini dental implants, which general dentists can administer. 3M also marked the first sales of the chair-side oral scanner, a digital impression system that enables the motion capture of accurate and precise dental impressions. In orthodontics, 3M continued to deliver strong results, and a deal to acquire the German sister-company of U.S.-based Lingualcare Inc. was announced, expanding 3M’s offering for digital orthodontic products into Europe and Asia and helping to meet the surging demand for this invisible orthodontic solution.

In the medical business, 3M closed the Les Enterprises Solumed Inc. acquisition, further solidifying 3M’s position as a provider of leading-edge medical products designed to prevent infections. Also, 3M was awarded top honors by the International Association for Food Protection for its contributions to food safety technology.

Operating income rose nearly 11 percent, to $310 million. Operating income in the second quarter of 2007 includes an operating income gain of $2 million, primarily related to adjustments to restructuring costs incurred in the fourth quarter of 2006.

First six months of 2008:

Year-to-date, sales have increased 12.5 percent, with operating income margins at 28.8 percent. Like the second quarter, orthodontics, dental, and medical have driven the strong sales growth.

In addition to the preceding second quarter 2007 gain related to restructuring costs, the combination of the following first quarter 2007 items positively impacted first six months 2007 Health Care operating income by $793 million. In January 2007 the Company sold its branded pharmaceuticals business in the Europe region. The operating income gain related to this sale, which is included in Health Care, totaled $786 million. In addition, a net pre-tax gain of $7 million was recorded, which primarily related to adjustments to restructuring costs incurred in the fourth quarter of 2006.

3M believes the disaggregated information that follows for 3M Health Care’s remaining businesses (without pharmaceuticals) and for pharmaceuticals on a stand-alone basis is useful.

Health Care Business without Pharmaceuticals:

	Three months ended		Six months ended
	June 30		June 30
	2008	2007	2008	2007
Sales (millions)	$1,118	$988	$2,195	$1,950
Sales change analysis:
Local currency (volume and price)	7.7%	19.5%	6.7%	19.9%
Divestitures	(0.1)	—	(0.1)	—
Translation	5.5	3.6	5.9	3.8
Total sales change	13.1%	23.1%	12.5%	23.7%

Operating income (millions)	$310	$277	$631	$541
Percent change	11.8%	32.0%	16.6%	20.7%
Percent of sales	27.7%	28.0%	28.8%	27.7%

The following discussion provides information on 3M Health Care’s remaining businesses (without pharmaceuticals).

Second quarter of 2008:

Refer to the preceding section entitled “Health Care Business” for a discussion of sales change. Second quarter operating income in Health Care (without pharmaceuticals) increased 11.8 percent to $310 million with margins of 27.7 percent.

First six months of 2008:

Refer to the preceding section entitled “Health Care Business” for a discussion of sales change. Operating income increased more than 15 percent, while operating margins increased to 28.8 percent. Operating income in the first six months of 2007 included $5 million in restructuring expenses, primarily severance and related benefits.

Pharmaceuticals Business:

	Three months ended		Six months ended
	June 30		June 30
	2008	2007	2008	2007
Operating income (millions)	$—	$2	$—	$800

Operating income in the second quarter of 2007 includes a net operating income gain of $2 million, primarily related to adjustments to restructuring costs incurred in the fourth quarter of 2006. In addition to the preceding item, the combination of the following first quarter 2007 items positively impacted first six months 2007 Health Care operating income by $798 million. In early January 2007 the Company sold its branded pharmaceuticals business in Europe. The operating income gain related to this sale, which is included in pharmaceuticals, totaled $786 million. In addition, a net pre-tax restructuring gain of $12 million was recorded, which primarily related to adjustments to restructuring costs incurred in the fourth quarter of 2006.

Display and Graphics Business:

	Three months ended		Six months ended
	June 30		June 30
	2008	2007	2008	2007
Sales (millions)	$846	$1,005	$1,717	$1,931
Sales change analysis:
Local currency (volume and price)	(18.8)%	9.5%	(14.1)%	4.7%
Divestitures	(0.6)	—	(0.7)	—
Translation	3.5	1.4	3.7	1.3
Total sales change	(15.9)%	10.9%	(11.1)%	6.0%

Operating income (millions)	$184	$350	$371	$646
Percent change	(47.5)%	46.5%	(42.6)%	21.1%
Percent of sales	21.7%	34.8%	21.6%	33.4%

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

Second quarter of 2008:

During the second quarter, 3M saw sales growth in both Commercial Graphics and Traffic Safety Systems. Overall, second quarter sales for Display and Graphics were down nearly 16 percent with operating income down 47.5 percent, with 11.7 percentage points of this reduction due to net gains recorded in 2007 that did not repeat in 2008 (reference discussion at the end of this second quarter section). The remaining impact was driven by the sales and operating income declines of 36 and 54 percent, respectively, in the Optical Systems Division. Operating margins in Display and Graphics improved slightly sequentially to 21.7 percent as 3M continues to right size the business and execute on manufacturing improvements. Excluding the Optical Systems Division and divestiture impacts, the remaining Display and Graphics businesses sales increased 5.3 percent and operating income was flat.

Display and Graphics saw the effects of slow U.S.-driven markets for Traffic Safety Solutions and Commercial Graphics. Highway construction and commercial graphics for the trucking industry have both slowed, resulting in sequentially slowing sales during the course of the second quarter in the U.S. for both businesses. Despite the headwinds in the U.S, good performance in these businesses internationally was led by Europe, Latin America and Asia Pacific.

In the Optical Systems Division, market forces continue to drive the transition in LCD TV’s. The LCD TV film business has continued to face pricing and attachment rate pressures as customers move to lower-cost design solutions based on lower brightness and color specifications, therefore eliminating 3M film in many LCD TV sets. As a result, year-on-year film sales into LCD TV’s has declined 66 percent with operating income down nearly 80 percent. While this transition is certainly difficult, 3M believes that by the end of 2008 or early 2009 it will be through much of this transition as the balance of 3M film sales into handhelds, notebooks and monitors remains relatively steady.

3M’s Mobile Projection Technology, an ultra compact, LED-based projection engine for personal devices, is now in production. 3M is continuing to see interest in this new technology across a range of personal electronics options, including cell phones, laptop computers and PDAs.

In June 2007, 3M completed the sale of its Opticom Priority Control Systems and Canoga Traffic Detection businesses and recognized an operating income gain of $68 million in the Display and Graphics segment in the second quarter of 2007. In addition, Display and Graphics recorded restructuring-related expenses of $4 million in the second quarter of 2007. Operating income in the second quarter of 2007 includes this aggregate net operating income benefit of $64 million, which contributed 6.3 percentage points of the 34.8 percent operating income margin.

First six months of 2008:

For the first six months, Display and Graphics sales have decreased 11.1 percent. Operating income declined 42.6 percent, with the preceding net aggregate benefit of $64 million in 2007 contributing 6.3 percentage points of this 42.6 percent operating income decline when comparing the first six months of 2008 to the same period in 2007. This net benefit also contributed 3.3 percentage points of the 33.4 percent operating income margin for the first six months of 2007.

Consumer and Office Business:

	Three months ended		Six months ended
	June 30		June 30
	2008	2007	2008	2007
Sales (millions)	$899	$834	$1,737	$1,651
Sales change analysis:
Local currency (volume and price)	3.5%	6.2%	0.5%	7.1%
Translation	4.3	2.0	4.7	1.9
Total sales change	7.8%	8.2%	5.2%	9.0%

Operating income (millions)	$179	$165	$345	$343
Percent change	9.1%	21.1%	0.8%	19.4%
Percent of sales	20.0%	19.8%	19.9%	20.8%

The Consumer and Office segment serves markets that include consumer retail, office retail, home improvement, building maintenance and other markets. Products in this segment include office supply products, stationery products, construction and home improvement products, home care products, protective material products and consumer health care products.

Second quarter of 2008:

The Consumer and Office business saw improvement from the first quarter, with sales increasing year-on-year by 7.8 percent in the second quarter. Local currency sales were up 3.5 percent, including 0.7 percent from acquisitions. Operating income was up 9.1 percent, with operating income margins of 20 percent.

Consumer and Office experienced positive growth in all divisions, with do-it-yourself (construction and home improvement products) and home care leading the way.  Overall sales growth was tempered by weakness in the office mass retail channel in the U.S.  Geographically, 3M’s international subsidiaries drove growth again this quarter, with sales growth in all regions led by Europe and Asia Pacific.

Through expanded distribution, brand presence and merchandising programs, 3M’s Consumer and Office business drove outstanding growth of its Filtrete air filtration products for residential HVAC systems. In Home Care, 3M recently launched the Scotch-Brite™ Ultra Nail Saver cleaning sponge and Scotch™ Fur Fighter™ pet hair remover. 3M also launched its Nexcare™ cold-sore treatment product, leveraging its experience in manufacturing products focused on skin wellness to provide consumers with lasting, permanent relief from cold-sores. Other products driving growth in the second quarter were Ultrathon™ insect repellent, Scotchbrite™ scouring products, along with Command™ mounting and fastening products.

First six months of 2008:

Year-to-date sales increased 5.2 percent and operating income increased nearly one percent, which 3M believes is an outstanding result in the current business climate. As in the second quarter, sales growth was led by do-it-yourself and home care.

Going forward, 3M expects sales growth in the Consumer and Office segment to continue to be led by international operations as U.S. growth will remain uncertain over the near term due to challenging economic conditions.

Safety, Security and Protection Services Business:

	Three months ended		Six months ended
	June 30		June 30
	2008	2007	2008	2007
Sales (millions)	$1,040	$799	$1,899	$1,557
Sales change analysis:
Local currency (volume and price)	25.6%	16.7%	16.2%	15.9%
Divestitures	(1.2)	—	(0.6)	—
Translation	5.8	4.0	6.4	3.8
Total sales change	30.2%	20.7%	22.0%	19.7%

Operating income (millions)	$197	$140	$401	$321
Percent change	40.7%	0.9%	24.7%	8.3%
Percent of sales	19.0%	17.5%	21.1%	20.6%

The Safety, Security and Protection Services segment serves a broad range of markets that increase the safety, security and productivity of workers, facilities and systems. Major product offerings include personal protection products, safety and security products (including border and civil security solutions), energy control products, cleaning and protection products for commercial establishments, roofing granules for asphalt shingles, and supply chain execution software solutions. As discussed below, 3M completed the sale of its HighJump Software business, which provided supply chain execution software solutions, in the second quarter of 2008.

Second quarter of 2008:

Led by acquisitions, primarily Aearo, along with organic growth in personal protection, window films, cleaning solutions for commercial buildings and corrosion protection products, Safety, Security and Protection Services delivered sales of $1 billion, up 30.2 percent from last year.  Growth in local currency was 25.6 percent, including 19.8 percent from acquisitions. Acquired growth was primarily from Aearo, an Indianapolis-based, but global manufacturer of personal protection and energy absorbing products that added hearing protection and fall protection lines to 3M’s existing full-line of respiratory products. Geographic sales were strong across the globe, led by Europe, the U.S. and Latin America.

In personal protection, 3M continues to see strong demand for its maintenance free and elastomeric respirators as well as reflective materials. With the Aearo acquisition, 3M now offers a more complete personal protection solution that spans the industrial, military and construction markets.  3M’s Speedglas™ auto-darkening filters and helmet product development team has been awarded Business Week’s gold IDEA award for design excellence.

In building and commercial services, 3M saw strong demand for its floor maintenance products, due to an increase in commercial construction in many parts of the world. Also, 3M has continued to see steady growth in its corrosion protection products, where pipe coating solutions extend the life of both the underground and above ground pipelines.

In the track and trace business, 3M refined its strategic direction for the tracking of high value assets, asset utilization, and safety and security applications. In connection with these strategy refinements, 3M announced and completed the sale of its HighJump Software business and recognized a pre-tax loss of $23 million in the second quarter of 2008.

In the second quarter of 2007, 3M recorded a restructuring charge of $29 million related to the phase-out of operations at its New Jersey roofing granule facility. This included fixed asset impairments and employee-related restructuring liabilities. The combination of these items contributed 10.7 percentage points of the reported 40.7 percent operating income growth. Included in these operating income results is approximately $20 million of one-time Aearo acquisition related costs, which negatively impacted second quarter and year-to-date operating margins by almost two percent and one percent, respectively.

First six months of 2008:

Year-to-date sales increased 22 percent. As in the second quarter, sales growth was led by acquisitions, primarily Aearo, along with organic growth in personal protection, window films, cleaning solutions for commercial buildings and corrosion protection products. The sale of business and restructuring charge discussed in the preceding paragraph contributed 3.7 percentage points of the reported 24.7 percent operating income growth. Operating income margins are in excess of 21 percent for the first six months of 2008, including the 2008 charge related to the sale of HighJump Software.

Electro and Communications Business:

	Three months ended		Six months ended
	June 30		June 30
	2008	2007	2008	2007
Sales (millions)	$748	$693	$1,473	$1,357
Sales change analysis:
Local currency (volume and price)	2.2%	0.4%	2.7%	0.2%
Translation	5.7	2.1	5.8	2.2
Total sales change	7.9%	2.5%	8.5%	2.4%

Operating income (millions)	$151	$135	$297	$245
Percent change	11.4%	19.2%	21.3%	6.0%
Percent of sales	20.1%	19.5%	20.1%	18.0%

The Electro and Communications segment serves the electrical, electronics and communications industries, including electrical utilities; electrical construction, maintenance and repair; OEM electrical and electronics; computers and peripherals; consumer electronics; telecommunications central office, outside plant and enterprise; as well as aerospace, military, automotive and medical markets; with products that enable the efficient transmission of electrical power and speed the delivery of information and ideas. Products include electronic and interconnect solutions, micro interconnect systems, high-performance fluids, high-temperature and display tapes, telecommunications products, electrical products, and touch screens and touch monitors. 3M’s Aluminum Conductor Composite Reinforced, or ACCR product, allows energy suppliers to transmit more than two times the capacity without the risks and delays of major construction projects.

Second quarter of 2008:

Sales for the quarter increased nearly 8 percent versus the same quarter last year. Operating income rose 11.4 percent, driven by outstanding cost discipline that produced margins of 20.1 percent. Sales in local currency increased 2.2 percent, mostly from organic growth. 3M continued to see weakness in end-of-life flexible circuit applications for inkjet printers, which adversely affected Electro and Communications sales by 1 percent and operating income by nearly 3 percent.

Overall, Electro and Communications saw strong growth in three of its businesses: Electrical Markets, Electronic Markets Materials and Communications Markets. Sales growth was led by strong growth in Asia Pacific and Europe. Some of the products driving growth in the second quarter were outside plant and central office equipment used in the telecommunications industry, insulating, protecting and sensing products used in electrical applications, and electrical and powergrid solutions used in the energy and electric power industry.

First six months of 2008:

Year-to-date, sales have increased 8.5 percent, with operating income up 21.3 percent and operating income margins exceeding 20 percent. Operating income for the first six months of 2007 included $19 million in first quarter 2007 restructuring expenses, primarily for asset impairment charges related to the Company’s decision to close a facility in Wisconsin, which contributed 8.8 percentage points of the reported 21.3 percent operating income growth when comparing the first half of 2008 to the first half of 2007.

FINANCIAL CONDITION AND LIQUIDITY

The Company generates significant ongoing cash flow. On April 1, 2008, 3M (Safety, Security and Protection Services Business) completed its acquisition of 100 percent of the outstanding shares of Aearo – a global leader in the personal protection industry that manufactures and markets personal protection and energy absorbing products – for approximately $1.2 billion, inclusive of debt assumed, which was immediately paid off.

The Company’s net debt position is as follows:

	June 30	Dec. 31
(Millions)	2008	2007

Total Debt	$6,008	$4,920
Less: Cash and cash equivalents and marketable securities	2,777	2,955
Net Debt	$3,231	$1,965

Cash, cash equivalents and marketable securities at June 30, 2008 totaled approximately $2.8 billion, helped by strong cash flow generation. 3M believes that is has access to ample capital to fund expected investments, including capital expenditures. The Company has sufficient access to capital markets to meet currently anticipated growth and acquisition investment funding needs. The Company does not utilize derivative instruments linked to the Company’s stock. However, the Company does have contingently convertible debt that, if conditions for conversion are met, is convertible into shares of 3M common stock (refer to Note 10 in 3M’s Current Report on Form 8-K dated May 19, 2008, which updated 3M’s 2007 Annual Report on Form 10-K).

The Company’s financial condition and liquidity are strong. Various assets and liabilities, including cash and short-term debt, can fluctuate significantly from month to month depending on short-term liquidity needs. Working capital (defined as current assets minus current liabilities) totaled $3.552 billion at June 30, 2008, compared with $4.476 billion at December 31, 2007. Working capital was lower primarily due to increases in short-term debt and decreases in cash, cash equivalents and marketable securities, which were partially offset by increases in receivables and inventories.

The Company has an AA credit rating, with a stable outlook, from Standard & Poor’s and an Aa1 credit rating, with a negative outlook, from Moody’s Investors Service. Under 3M’s $1.5-billion five-year credit facility agreement, the Company is required to maintain its EBITDA to Interest Ratio as of the end of each fiscal quarter at not less than 3.0 to 1. This is calculated (as defined in the agreement) as the ratio of consolidated total EBITDA for the four consecutive quarters then ended to total interest expense on all funded debt for the same period. At June 30, 2008, this ratio was approximately 30 to 1.

The Company has a “well-known seasoned issuer” shelf registration statement, effective February 24, 2006, to register an indeterminate amount of debt or equity securities for future sales. The Company intends to use the proceeds from future securities sales off this shelf for general corporate purposes. In connection with this shelf registration, in June 2007 the Company established a medium-term notes program through which up to $3 billion of medium-term notes may be offered. This program has a remaining capacity of $2.5 billion as of June 30, 2008.

The Company uses various working capital measures that place emphasis and focus on certain working capital assets and liabilities. These measures are not defined under U.S. generally accepted accounting principles and may not be computed the same as similarly titled measures used by other companies. One of the primary working capital measures 3M uses is a combined index, which includes accounts receivable, inventory and accounts payable. This combined index is defined as quarterly net sales multiplied by four, divided by certain components of working capital, which for this calculation is defined as ending net accounts receivable plus inventory less accounts payable. This index measured 4.9 at June 30, 2008, similar to the 5.0 index at June 30, 2007, but down from 5.3 at December 31, 2007. Receivables increased $581 million, or 17.3 percent, compared with December 31, 2007, with higher June 2008 sales compared to December 2007 sales contributing to this increase. In addition, foreign currency translation increased accounts receivable by $113 million compared with December 31, 2007, as the U.S. dollar weakened in aggregate against many currencies. Inventories increased $323 million, or 11.3 percent, compared with December 31, 2007, with $70 million of this increase related to foreign currency translation. Accounts payable increased $153 million compared with December 31, 2007, with $35 million of this increase related to foreign currency translation.

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

Cash Flows from Operating Activities:

	Six months ended
	June 30
(Millions)	2008	2007

Net income	$1,933	$2,285
Depreciation and amortization	553	533
Company pension contributions	(94)	(113)
Company postretirement contributions	(1)	(1)
Company pension expense	41	87
Company postretirement expense	11	41
Stock-based compensation expense	122	129
Loss/(gain) from sale of businesses	23	(854)
Income taxes (deferred and accrued income taxes)	4	27
Excess tax benefits from stock-based compensation	(20)	(47)
Accounts receivable	(405)	(470)
Inventories	(171)	(139)
Accounts payable	30	55
Product and other insurance receivables and claims	129	112
Other – net	85	39
Net cash provided by operating activities	$2,240	$1,684

Cash flows from operating activities can fluctuate significantly from period to period, as pension funding decisions, tax timing differences and other items can significantly impact cash flows. In addition, higher June 2008 sales compared to December 2007 negatively impacts working capital, especially accounts receivable. In the first six months of 2008, cash flows provided by operating activities increased by $556 million compared to the first six months of 2007. Net income decreased $352 million when compared to the first six months of 2007, impacted by the combined after-tax impact of the gain on sale of the branded pharmaceuticals business in Europe and the sale of 3M’s Opticom Priority Control Systems and Canoga Traffic Detection businesses, net of restructuring expenses and an increase in environmental liabilities, which increased net income by $440 million in the first six months of 2007. Since the pharmaceuticals gain is included in and increased net income in 2007, the pre-tax gain from the sale of the pharmaceuticals business of must be subtracted, as shown above, to properly reflect operating cash flows. The cash proceeds from sale of the pharmaceuticals business are shown as part of cash from investing activities; however, when the related taxes are paid they are required to be shown as part of cash provided by operating activities. Thus, operating cash flows for the first six months of 2007 were penalized due to cash income tax payments of approximately $500 million in the first half of 2007 that related to the sale of portions of the global branded pharmaceuticals business. Non-pharmaceutical related cash income tax payments in the first half of 2008 were approximately $300 million higher than in the first half of 2007 due to normal timing differences in tax payments, negatively impacting cash flows.

Cash Flows from Investing Activities:

	Six months ended
	June 30
(Millions)	2008	2007

Purchases of property, plant and equipment (PP&E)	$(632)	$(652)
Proceeds from sale of PP&E and other assets	6	27
Acquisitions, net of cash acquired	(549)	(194)
Proceeds from sale of businesses	85	897
Purchases and proceeds from sale or maturities of marketable securities and investments - net	(320)	(429)
Other investing activities	(57)	—
Net cash used in investing activities	$(1,467)	$(351)

Investments in property, plant and equipment enable growth in diverse markets, helping to meet product demand and increasing manufacturing efficiency. Capital expenditures were $632 million in the first six months of 2008, a decrease of $20 million compared to the first six months of 2007. The Company expects capital expenditures to total approximately $1.3 to $1.4 billion for total year 2008, compared with $1.422 billion in 2007.

In March 2008, 3M entered into a sale-leaseback relative to an administrative location in Italy. 3M anticipates leasing back the facility through late 2009 at which time a new location will be utilized. Because only a small portion of the proceeds was received through June 2008 coupled with required deferral of a portion of the gain from the sale over the leaseback period, no material gain has been recorded through June 2008. The remaining proceeds, which are secured by a bank guarantee, are expected to be received in September 2008, which will result in a pre-tax gain of approximately 29 million Euros in the third quarter of 2008.

Refer to Note 2 in this Quarterly Report on Form 10-Q for information on 2008 acquisitions and divestitures. The Company received $85 million in proceeds from the sale of HighJump Software in the second quarter of 2008. 3M received $817 million in proceeds from the sale of the pharmaceuticals business in Europe in the first quarter of 2007 and $80 million from the sale of 3M’s Opticom Priority Control Systems and Canoga Traffic Detection businesses in the second quarter of 2007. The Company is actively considering additional acquisitions, investments and strategic alliances, and from time to time may also divest certain businesses.

In the Consolidated Statement of Cash Flows, purchases of marketable securities and investments, and proceeds from sale or maturities of marketable securities and investments are primarily attributable to asset-backed securities and other marketable securities, which are classified as available-for-sale. Interest rate risk and credit risk related to the underlying collateral may impact the value of investments in asset-backed securities, while factors such as general conditions in the overall credit market and the nature of the underlying collateral may affect the liquidity of investments in asset-backed securities. The coupon interest rate for asset-backed securities are either fixed rate or floating rate.  Floating rate coupons reset monthly or quarterly based upon the corresponding monthly or quarterly LIBOR rate.  Each individual floating rate security has a coupon based upon the respective LIBOR rate +/- an amount reflective of the credit risk of the issuer and the underlying collateral. Terms of the reset are unique to individual securities. Fixed rate coupons are established at the time the security is issued and are based upon a spread to a related maturity treasury bond. The spread against the treasury bond is reflective of the credit risk of the issuer and the underlying collateral on the original issue date. 3M does not currently expect risk related to its holdings in asset-backed securities to materially impact its financial condition or liquidity. Refer to Note 7 for more details about 3M’s diversified marketable securities portfolio, which totaled $1.230 billion as of June 30, 2008.

Cash Flows from Financing Activities:

	Six months ended
	June 30
(Millions)	2008	2007

Change in short-term debt – net	$1,120	$(53)
Repayment of debt (maturities greater than 90 days)	(807)	(871)
Proceeds from debt (maturities greater than 90 days)	—	1,812
Total cash change in debt	$313	$888
Purchases of treasury stock	(1,082)	(2,199)
Reissuances of treasury stock	217	483
Dividends paid to stockholders	(704)	(696)
Distributions to minority interests and other – net	139	35
Net cash used in financing activities	$(1,117)	$(1,489)

Total debt at June 30, 2008, was $6.008 billion, up from $4.920 billion at December 31, 2007. In the first six months of 2008, the increase in short-term debt is primarily related to commercial paper activity. Repayment of debt primarily represents debt acquired upon the acquisition of Aearo that was immediately repaid. Total debt was 32 percent of total capital (total capital is defined as debt plus equity), compared with 30 percent at year-end 2007. The Company’s purchases of treasury stock totaled $1.082 billion in the first six months of 2008, a decrease compared to the high purchase level in the first half of 2007 when the Company bought back $2.199 billion in shares.

Repurchases of common stock are made to support the Company’s stock-based employee compensation plans and for other corporate purposes. In February 2007, 3M’s Board of Directors approved a two-year share repurchase authorization of up to $7.0 billion for the period from February 12, 2007 to February 28, 2009. As of June 30, 2008, the Company has $3.0 billion remaining under this authorization, which the Company does not currently expect to fully utilize by February 28, 2009. Refer to the table titled “Issuer Purchases of Equity Securities” in Part II, Item 2, for more information.

In February 2008, the Board of Directors increased the quarterly dividend on 3M common stock by 4.2 percent to 50 cents per share, equivalent to an annual dividend of $2.00 per share. This marked the 50th consecutive year of dividend increases. Other cash flows from financing activities include distributions to minority interests, excess tax benefits from stock-based compensation, changes in cash overdraft balances, and principal payments for capital leases.

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

Forward-looking statements are based on certain assumptions and expectations of future events and trends that are subject to risks and uncertainties. Actual future results and trends may differ materially from historical results or those reflected in any such forward-looking statements depending on a variety of factors. Discussion of these factors is incorporated by reference from Part II, Item 1A, “Risk Factors”, of this document and from Part I, Item 1A, “Risk Factors”, of 3M’s Current Report on Form 8-K dated May 19, 2008, and should be considered an integral part of Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

In the context of Item 3, market risk refers to the risk of loss arising from adverse changes in financial and derivative instrument market rates and prices, such as fluctuations in interest rates and currency exchange rates.  For a discussion of sensitivity analysis related to these types of market risks, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in 3M’s Current Report on Form 8-K dated May 19, 2008. The Company believes that there have been no material changes in these market risks since year-end 2007.

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

3M COMPANY

FORM 10-Q

For the Quarterly Period Ended June 30, 2008

PART II.  Other Information

Item 1. Legal Proceedings.

Discussion of legal matters is incorporated by reference from Part I, Item 1, Note 11, “Commitments and Contingencies”, of this document, and should be considered an integral part of Part II, Item 1, “Legal Proceedings”.

Item 1A. Risk Factors.

The most significant risk factors applicable to the Company are described in Part I, Item 1A “Risk Factors” of 3M’s Current Report on Form 8-K dated May 19, 2008. There have been no material changes from the risk factors previously disclosed in 3M’s Current Report on Form 8-K dated May 19, 2008.

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

Issuer Purchases of Equity

Securities (registered pursuant to

Section 12 of the Exchange Act)

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (Millions)
January 1-31, 2008	1,876,312	$78.23	1,871,200	$4,002
February 1-29, 2008	2,281,560	$79.37	2,201,400	$3,828
March 1-31, 2008	2,153,150	$78.28	2,126,600	$3,662
Total January 1 – March 31, 2008	6,311,022	$78.66	6,199,200	$3,662
April 1-30, 2008	2,148,930	$78.82	2,103,100	$3,496
May 1-31, 2008	2,436,300	$77.12	2,368,400	$3,313
June 1-30, 2008	3,591,969	$73.42	3,586,500	$3,050
Total April 1 – June 30, 2008	8,177,199	$75.94	8,058,000	$3,050
Total January 1 – June 30, 2008	14,488,221	$77.13	14,257,200	$3,050

(1) The total number of shares purchased includes: (i) shares purchased under the Board’s authorizations described above, and (ii) shares purchased in connection with the exercise of stock options (which combined totaled 5,112 shares in January 2008, 80,160 shares in February 2008, 26,550 shares in March 2008, 45,830 shares in April 2008, 67,900 shares in May 2008 and 5,469 shares in June 2008).

Item 3. Defaults Upon Senior Securities. – No matters require disclosure.

Item 4. Submission of Matters to a Vote of Security Holders.

The stockholders of the Company voted on three items at the Annual Meeting of Stockholders held on May 13, 2008:

1.               The election of directors

2.               The ratification of the appointment of PricewaterhouseCoopers LLP as the Company’s Independent Registered Public Accounting Firm

3.               The proposal to approve the Long-Term Incentive Plan

The nominees for directors were elected based upon the following votes:

Nominee	Votes For	Votes Withheld
Linda G. Alvarado	557,780,522	35,985,400
George W. Buckley	562,833,300	30,932,623
Vance D. Coffman	568,065,596	25,700,327
Michael L. Eskew	569,741,790	24,024,133
W. James Farrell	569,030,987	24,734,935
Herbert L. Henkel	566,637,712	27,128,211
Edward M. Liddy	561,906,655	31,859,267
Robert S. Morrison	568,608,780	25,157,143
Aulana L. Peters	564,488,425	29,277,497
Robert J. Ulrich	569,913,186	23,852,736

The ratification of the appointment of PricewaterhouseCoopers LLP, an independent registered public accounting firm, to audit the consolidated financial statements of the company and its subsidiaries for the year 2008, received the following votes:

For	575,564,193
Against	6,153,034
Abstain	12,048,694
Broker Non-Vote	0

The proposal to approve the Long-Term Incentive Plan received the following votes:

For	389,339,911
Against	83,006,141
Abstain	15,028,679
Broker Non-Vote	106,391,191

Item 5. Other Information.

As stated in our Form 8-K dated July 23, 2008, 3M announced the appointment of David W. Meline as 3M’s Vice President, Corporate Controller, effective September 1, 2008. In this position, Mr. Meline will also serve as the chief accounting officer of the Company.

Item 6. Exhibits.

Exhibits.  These exhibits are either incorporated by reference into this report or filed with this report as indicated below. Exhibit numbers 10.1 through 10.28 are management contracts or compensatory plans or arrangements.

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

(10)       Material contracts and management compensation plans and arrangements:

(10.1)	3M 2008 Long-Term Incentive Plan is incorporated by reference from our Form 8-K dated May 13, 2008.
(10.2)	Form of Agreement for Stock Option Grants to Executive Officers under 3M 2008 Long-Term Incentive Plan is incorporated by reference from our Form 8-K dated May 13, 2008.
(10.3)	3M 2005 Management Stock Ownership Program is incorporated by reference from our Proxy Statement for the 2005 Annual Meeting of Stockholders.
(10.4)	3M 2002 Management Stock Ownership Program is incorporated by reference from our Proxy Statement for the 2002 Annual Meeting of Stockholders.
(10.5)	3M 1997 Management Stock Ownership Program is incorporated by reference from our Proxy Statement for the 1997 Annual Meeting of Stockholders.
(10.6)	3M 1992 Management Stock Ownership Program is incorporated by reference from our Proxy Statement for the 1992 Annual Meeting of Stockholders.
(10.7)	Form of award agreement for non-qualified stock options granted under the 2005 Management Stock Ownership Program, is incorporated by reference from our Form 8-K dated May 16, 2005.
(10.8)	Form of award agreement for non-qualified stock options granted under the 2002 Management Stock Ownership Program, is incorporated by reference from our Form 10-K for the year ended December 31, 2004.
(10.9)	3M 1997 General Employees’ Stock Purchase Plan, as amended through November 8, 2004, is incorporated by reference from our Form 10-K for the year ended December 31, 2004.
(10.10)	3M VIP (Voluntary Investment Plan) Plus is incorporated by reference from Registration Statement No. 333-73192 on Form S-8, filed on November 13, 2001.
(10.11)	3M Deferred Compensation Plan, as amended through February 2008, is incorporated by reference from our Form 8-K dated February 14, 2008.
(10.12)	3M Executive Annual Incentive Plan is incorporated by reference from our Form 8-K dated May 14, 2007.
(10.13)	Form of Agreement for Performance Unit or Share Awards to Executive Officers during 2008 under 3M Performance Unit Plan is incorporated by reference from our Form 8-K dated May 8, 2008.
(10.14)	3M Performance Unit Plan, as amended through February 11, 2007, is incorporated by reference from our Form 8-K dated May 14, 2007.
(10.15)

Description of changes to Non-Employee Director Compensation and Stock Ownership Guidelines dated as of August 13, 2007 is incorporated by reference from our Form 10-Q for the quarter ended September 30, 2007.

(10.16)	Description of changes to 3M Compensation Plan for Non-Employee Directors is incorporated by reference from our Form 8-K dated August 8, 2005.
(10.17)	3M Compensation Plan for Non-Employee Directors, as amended, through November 8, 2004, is incorporated by reference from our Form 10-K for the year ended December 31, 2004.
(10.18)	3M 1992 Directors Stock Ownership Program, as amended through November 8, 2004, is incorporated by reference from our Form 10-K for the year ended December 31, 2004.
(10.19)	3M Executive Life Insurance Plan, as amended, is incorporated by reference from our Form 10-K for the year ended December 31, 2003.
(10.20)	Summary of Personal Financial Planning Services for 3M Executives is incorporated by reference from our Form 10-K for the year ended December 31, 2003.
(10.21)	3M policy on reimbursement of incentive payments is incorporated by reference from our Form 10-K for the year ended December 31, 2006.
(10.22)	Employment agreement dated as of December 6, 2005, between 3M and George W. Buckley is incorporated by reference from our Form 8-K dated December 9, 2005.
(10.23)	Amendment, dated August 14, 2006, to employment agreement between 3M and George W. Buckley is incorporated by reference from our Form 10-Q for the quarter ended September 30, 2006.
(10.24)	Description of compensation plan for Robert S. Morrison is incorporated by reference from our Form 8-K dated August 8, 2005.

(10.25)	Employment agreement dated as of January 23, 2002, between 3M and Patrick D. Campbell is incorporated by reference from our Form 10-K for the year ended December 31, 2001.
(10.26)	Employment agreement dated as of November 19, 2002, between 3M and Richard F. Ziegler is incorporated by reference from our Form 10-K for the year ended December 31, 2002.
(10.27)	Letter agreement dated as of March 14, 2007, between 3M and Richard F. Ziegler is incorporated by reference from our 8-K dated March 19, 2007.
(10.28)	Appointment and Compensatory arrangements between 3M and David W. Meline are incorporated by reference from our Form 8-K dated July 23, 2008.
(10.29)	Five-year credit agreement as of April 30, 2007, is incorporated by reference from our Form 8-K dated May 3, 2007.

Filed electronically herewith:
(12)	Calculation of ratio of earnings to fixed charges.
(15)	A letter from the Company’s independent registered public accounting firm regarding unaudited interim consolidated financial statements.
(31.1)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
(31.2)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
(32.1)	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
(32.2)	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

3M COMPANY

(Registrant)

Date: August 1, 2008

By	/s/ Patrick D. Campbel
Patrick D. Campbell,
Senior Vice President and Chief Financial Officer

(Mr. Campbell is the Principal Financial Officer and has
been duly authorized to sign on behalf of the Registrant.)