Form 10-Q
period 2008-09-30
3M CO
filed 2008-10-31
CIK 66740

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Yes ☐. No ☒.

Shares of common stock outstanding at September 30, 2008: 692,955,037.

This document (excluding exhibits) contains 52 pages.

The table of contents is set forth on page 2.

The exhibit index begins on page 50.

3M COMPANY

Form 10-Q for the Quarterly Period Ended September 30, 2008

3M COMPANY

FORM 10-Q

For the Quarterly Period Ended September 30, 2008

PART I. Financial Information

Item 1. Financial Statements.

3M Company and Subsidiaries

Consolidated Statement of Income

(Unaudited)

	Three months ended September 30		Nine months ended September 30
(Millions, except per share amounts)	2008	2007	2008	2007
Net sales	$6,558	$6,177	$19,760	$18,256
Operating expenses
Cost of sales	3,432	3,240	10,278	9,437
Selling, general and administrative expenses	1,269	1,174	3,938	3,741
Research, development and related expenses	344	338	1,058	1,009
(Gain)/loss on sale of businesses	—	—	23	(854)
Total	5,045	4,752	15,297	13,333
Operating income	1,513	1,425	4,463	4,923

Interest expense and income
Interest expense	52	53	158	139
Interest income	(28)	(37)	(76)	(94)
Total	24	16	82	45

Income before income taxes and minority interest	1,489	1,409	4,381	4,878
Provision for income taxes	479	433	1,402	1,586
Minority interest	19	16	55	47
Net income	$991	$960	$2,924	$3,245

Weighted average common shares outstanding — basic	695.5	714.5	701.3	720.7
Earnings per share — basic	$1.43	$1.34	$4.17	$4.50

Weighted average common shares outstanding — diluted	703.1	729.9	710.7	734.3
Earnings per share — diluted	$1.41	$1.32	$4.11	$4.42

Cash dividends paid per common share	$0.50	$0.48	$1.50	$1.44

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries

Consolidated Balance Sheet

(Unaudited)

(Dollars in millions, except per share amount)	Sept. 30 2008	Dec. 31 2007

Assets
Current assets
Cash and cash equivalents	$2,240	$1,896
Marketable securities — current	727	579
Accounts receivable — net	3,763	3,362
Inventories
Finished goods	1,513	1,349
Work in process	933	880
Raw materials and supplies	632	623
Total inventories	3,078	2,852
Other current assets	980	1,149
Total current assets	10,788	9,838

Marketable securities - non-current	652	480
Investments	285	298
Property, plant and equipment	18,854	18,390
Less: Accumulated depreciation	(12,045)	(11,808)
Property, plant and equipment — net	6,809	6,582
Goodwill	5,573	4,589
Intangible assets — net	1,263	801
Prepaid pension and postretirement benefits	1,684	1,378
Other assets	555	728
Total assets	$27,609	$24,694

Liabilities and Stockholders’ Equity
Current liabilities
Short-term borrowings and current portion of long-term debt	$2,257	$901
Accounts payable	1,557	1,505
Accrued payroll	660	580
Accrued income taxes	570	543
Other current liabilities	1,964	1,833
Total current liabilities	7,008	5,362

Long-term debt	4,779	4,019
Other liabilities	3,621	3,566
Total liabilities	$15,408	$12,947

Commitments and contingencies (Note 12)

Stockholders’ equity
Common stock par value, $.01 par value, 944,033,056 shares issued	9	9
Additional paid-in capital	2,964	2,785
Retained earnings	22,070	20,316
Treasury stock, at cost; 251,078,019 shares at Sept. 30, 2008; 234,877,025 shares at Dec. 31, 2007	(11,717)	(10,520)
Unearned compensation	(60)	(96)
Accumulated other comprehensive income (loss)	(1,065)	(747)
Stockholders’ equity — net	12,201	11,747
Total liabilities and stockholders’ equity	$27,609	$24,694

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries

Consolidated Statement of Cash Flows

(Unaudited)

	Nine months ended September 30
(Dollars in millions)	2008	2007

Cash Flows from Operating Activities
Net income	$2,924	$3,245
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	846	796
Company pension and postretirement contributions	(342)	(373)
Company pension and postretirement expense	77	188
Stock-based compensation expense	164	182
Loss/(gain) from sale of businesses	23	(854)
Deferred income taxes	33	(179)
Excess tax benefits from stock-based compensation	(21)	(65)
Changes in assets and liabilities
Accounts receivable	(369)	(458)
Inventories	(179)	(89)
Accounts payable	(36)	60
Accrued income taxes	(73)	85
Product and other insurance receivables and claims	130	145
Other — net	231	36
Net cash provided by operating activities	3,408	2,719

Cash Flows from Investing Activities
Purchases of property, plant and equipment (PP&E)	(1,008)	(1,031)
Proceeds from sale of PP&E and other assets	80	90
Acquisitions, net of cash acquired	(834)	(255)
Purchases of marketable securities and investments	(2,091)	(6,967)
Proceeds from sale of marketable securities and investments	1,239	5,541
Proceeds from maturities of marketable securities	517	547
Proceeds from sale of businesses	88	897
Net cash used in investing activities	(2,009)	(1,178)

Cash Flows from Financing Activities
Change in short-term debt — net	1,562	(144)
Repayment of debt (maturities greater than 90 days)	(930)	(1,071)
Proceeds from debt (maturities greater than 90 days)	862	2,843
Purchases of treasury stock	(1,597)	(2,756)
Reissuances of treasury stock	257	689
Dividends paid to stockholders	(1,052)	(1,039)
Distributions to minority interests	(23)	(20)
Excess tax benefits from stock-based compensation	21	65
Other — net	(3)	(4)
Net cash used in financing activities	(903)	(1,437)

Effect of exchange rate changes on cash and cash equivalents	(152)	124

Net increase (decrease) in cash and cash equivalents	344	228
Cash and cash equivalents at beginning of year	1,896	1,447
Cash and cash equivalents at end of period	$2,240	$1,675

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

As described in 3M’s Current Report on Form 8-K dated May 19, 2008, (which updated 3M’s 2007 Annual Report on Form 10-K) and 3M’s Quarterly Report on Form 10-Q for the period ended March 31, 2008, during the first quarter of 2008 the Company reorganized its business segments (refer to Note 14). This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and notes included in its Current Report on Form 8-K dated May 19, 2008.

Significant Accounting Policies

Earnings per share: The difference in the weighted average shares outstanding for calculating basic and diluted earnings per share is attributable to the dilution associated with the Company’s stock-based compensation plans. Certain Management Stock Ownership Program (MSOP) options outstanding were not included in the computation of diluted earnings per share because they would not have had a dilutive effect (43.7 million average options for the three months ended September 30, 2008; 34.5 million average options for the nine months ended September 30, 2008; 10.0 million average options for the three months ended September 30, 2007; 24.0 million average options for the nine months ended September 30, 2007). The conditions for conversion related to the Company’s “Convertible Notes” were not met (refer to 3M’s Current Report on Form 8-K dated May 19, 2008, Note 10 to the Consolidated Financial Statements, for more detail). If the conditions for conversion are met, 3M may choose to pay in cash and/or common stock; however, if this occurs, the Company has the intent and ability to settle this debt security in cash. Accordingly, there was no impact on 3M’s diluted earnings per share. The computations for basic and diluted earnings per share follow:

Earnings Per Share Computations

	Three months ended September 30		Nine months ended September 30
(Amounts in millions, except per share amounts)	2008	2007	2008	2007
Numerator:
Net income	$991	$960	$2,924	$3,245

Denominator:
Denominator for weighted average common shares outstanding — basic	695.5	714.5	701.3	720.7

Dilution associated with the Company’s stock-based compensation plans	7.6	15.4	9.4	13.6

Denominator for weighted average common shares outstanding — diluted	703.1	729.9	710.7	734.3

Earnings per share — basic	$1.43	$1.34	$4.17	$4.50
Earnings per share — diluted	1.41	1.32	4.11	4.42

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a single definition of fair value and a framework for measuring fair value, sets out a fair value hierarchy to be used to classify the source of information used in fair value measurements, and requires new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy. This statement applies under other accounting pronouncements that require or permit fair value measurements. In February 2008, the FASB issued Staff Positions (FSPs) No. 157-1 and No. 157-2, which, respectively, remove leasing transactions from the scope of SFAS No. 157 and defer its effective date for one year relative to certain nonfinancial assets and liabilities. As a result, the application of the definition of fair value and related disclosures of SFAS No. 157 (as impacted by these two FSPs) was effective for 3M beginning January 1, 2008 on a prospective basis with respect to fair value measurements of (a) nonfinancial assets and liabilities that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis (at least annually) and (b) all financial assets and liabilities. This adoption did not have a material impact on 3M’s consolidated results of operations or financial condition. The remaining aspects of SFAS No. 157 for which the effective date was deferred under FSP No. 157-2 are currently being evaluated by the Company. Areas impacted by the deferral relate to nonfinancial assets and liabilities that are measured at fair value, but are recognized or disclosed at fair value on a nonrecurring basis. This deferral applies to such items as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) or nonfinancial long-lived asset groups measured at fair value for an impairment assessment. The effects of these remaining aspects of SFAS No. 157 are to be applied by 3M to fair value measurements prospectively beginning January 1, 2009. The Company does not expect them to have a material impact on 3M’s consolidated results of operations or financial condition. Refer to Note 11 for disclosures required by this new pronouncement.

In early October 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active,” which amended SFAS No. 157 to illustrate key considerations in determining the fair value of a financial asset in an inactive market. This FSP was effective for 3M beginning with the quarter ended September 30, 2008. Its additional guidance was incorporated in the measurements of fair value of applicable financial assets disclosed in Note 11 and did not have a material impact on 3M’s consolidated results of operations or financial condition.

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

Acquisitions:

During the nine months ended September 30, 2008, 3M completed 11 business combinations. The purchase price paid for business combinations (net of cash acquired) and certain contingent consideration paid during the nine months ended September 30, 2008 for previous acquisitions aggregated to $834 million.

The largest of these 2008 acquisitions was the April 2008 purchase of 100 percent of the outstanding shares of Aearo Holding Corp. (Safety, Security and Protection Services Business), the parent company of Aearo Technologies Inc. (hereafter referred to as Aearo), a manufacturer of personal protection and energy absorbing products. Cash paid, net of cash acquired, for Aearo totaled approximately $518 million and debt assumed from Aearo totaled approximately $684 million, which was immediately paid off.

The 10 additional business combinations are summarized as follows:

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

(4) In July 2008, 3M (Industrial and Transportation Business) purchased 100 percent of the outstanding shares of K&H Surface Technologies Pty. Ltd., an Australian-based manufacturing company specializing in a range of repair products for the professional do-it-yourself automotive refinish markets.

(5) In July 2008, 3M (Safety, Security and Protection Services Business) purchased 100 percent of the outstanding shares of Quest Technologies Inc., a manufacturer of environmental monitoring equipment, including noise, heat stress and vibration monitors that is headquartered in Oconomowoc, Wisconsin.

(6) In July 2008, 3M (Health Care Business) purchased 100 percent of the outstanding shares of IMTEC Corp., a manufacturer of dental implants and cone beam computed tomography scanning equipment for dental and medical radiology headquartered in Ardmore, Oklahoma.

(7) In August 2008, 3M (Health Care Business) purchased 100 percent of the outstanding shares of TOP-Service für Lingualtechnik GMbH, an orthodontic technology and services company based in Bad Essen, Germany offering a digital lingual orthodontic solution.

(8) In August 2008, 3M (Industrial and Transportation Business) purchased 100 percent of the outstanding shares of Polyfoam Products Inc., a structural adhesives company specializing in foam adhesives for tile roofing and other adhesive products for the building industry that is headquartered in Tomball, Texas.

(9) In August 2008, 3M (Industrial and Transportation Business) purchased 100 percent of the outstanding shares of
Dedication to Detail, Inc., a Philadelphia-based manufacturer of paint finishing systems, including buffing and polishing pads.

(10) In September 2008, 3M (Industrial and Transportation Business) purchased 100 percent of the outstanding shares of Ligacon AG, a Switzerland-based manufacturer and supplier of filtration systems and filter elements for the pharmaceutical, biotech and general industrial markets.

Purchased identifiable intangible assets totaled $591 million and will be amortized on a straight-line basis over a weighted-average life of 14 years (lives ranging from 1 to 19 years). Acquired patents of $35 million will be amortized over a weighted-average life of 11 years and other acquired intangibles of $556 million, primarily customer relationships and tradenames, will be amortized over a weighted-average life of 14 years. Pro forma information related to the above acquisitions is not included because the impact on the Company’s consolidated results of operations is not considered to be material. In-process research and development charges associated with these business combinations were not material.

The purchase price allocation for all 2008 business combinations, including Aearo, and certain other 2007 business combinations is considered preliminary. The impact on the consolidated balance sheet of the purchase price allocations related to acquisitions, including adjustments relative to other acquisitions within the allocation period, follow:

Asset (Liability) (Millions)	Aearo Holding Corp.	Other Acquisitions	2008 Total
Accounts receivable	$76	$17	$93
Inventory	81	23	104
Other current assets	7	4	11
Property, plant, and equipment — net	82	45	127
Purchased intangible assets	485	106	591
Purchased goodwill	906	207	1,113
Accounts payable and other liabilities, net of other assets	(222)	(26)	(248)
Interest bearing debt	(684)	(27)	(711)
Deferred tax asset/(liability)	(213)	(33)	(246)

Net assets acquired	$518	$316	$834

Supplemental information:
Cash paid	$557	$326	$883
Less: Cash acquired	39	10	49
Cash paid, net of cash acquired	$518	$316	$834
Non-cash (3M shares at fair value)	—	—	—
Net assets acquired	$518	$316	$834

In addition to business combinations, 3M periodically acquires certain tangible and/or intangible assets and purchases interests in certain enterprises that do not otherwise qualify for accounting as business combinations. These transactions are largely reflected as additional asset purchase and investment activity.

Subsequent Events

On October 1, 2008, 3M (Industrial and Transportation Business) announced that it completed its acquisition of EMFI S.A. and SAPO S.A.S., manufacturers of polyurethane-based structural adhesives and sealants, which are headquartered in Haguenau, France.

On October 2, 2008, 3M (Industrial and Transportation Business) announced that it completed its acquisition of Meguiar’s Inc., a 100-year-old family business that manufactures the leading Meguiar’s brand of car care products for cleaning and protecting automotive surfaces, which is headquartered in Irvine, California.

NOTE 3. Goodwill and Intangible Assets

As discussed in Note 14, 3M made certain changes to its business segments effective in the first quarter of 2008, which resulted in no material changes to the goodwill balances by business segment. For those changes that resulted in reporting unit changes, the Company applied the relative fair value method to determine the impact to reporting units. SFAS No. 142 requires that goodwill be tested for impairment at least annually and when reporting units are changed. During the first quarter of 2008, the Company completed its assessment of any potential goodwill impairment under this new structure and determined that no impairment existed.

Purchased goodwill related to the 11 acquisitions which closed in the first nine months of 2008 totaled $1.123 billion, $2 million of which is deductible for tax purposes. The acquisition activity in the preceding and following table also includes the impacts of purchase accounting adjustments and contingent consideration for previously closed acquisitions, which reduced goodwill by $10 million. The amounts in the “Translation and other” column in the following table primarily relate to changes in foreign currency exchange rates, except for the $77 million decrease in goodwill related to the second-quarter 2008 sale of 3M’s HighJump Software business (included in the Safety,

Security and Protection Services business). The goodwill balance by business segment as of December 31, 2007 and September 30, 2008, follow:

Goodwill

(Millions)	Dec. 31, 2007 Balance	Acquisition activity	Translation and other	Sept. 30, 2008 Balance
Industrial and Transportation	$1,524	$18	$(32)	$1,510
Health Care	839	169	(15)	993
Display and Graphics	894	—	(4)	890
Consumer and Office	94	3	18	115
Safety, Security and Protection Services	611	923	(97)	1,437
Electro and Communications	627	—	1	628
Total Company	$4,589	$1,113	$(129)	$5,573

Acquired Intangible Assets

For the nine months ended September 30, 2008, acquired intangible asset activity through business combinations increased balances by $591 million, while the sale of 3M’s HighJump Software business reduced net intangible asset balances by $23 million. The carrying amount and accumulated amortization of acquired intangible assets as of September 30, 2008, and December 31, 2007, follow:

	Sept. 30	Dec. 31
(Millions)	2008	2007
Patents	$470	$446
Other amortizable intangible assets (primarily tradenames and customer related intangibles)	1,287	801
Non-amortizable intangible assets (tradenames)	73	75
Total gross carrying amount	$1,830	$1,322

Accumulated amortization — patents	(314)	(305)
Accumulated amortization — other	(253)	(216)
Total accumulated amortization	(567)	(521)
Total intangible assets — net	$1,263	$801

Amortization expense for acquired intangible assets for the three-month and nine-month periods ended September 30, 2008 and 2007 follows:

	Three months ended Sept. 30		Nine months ended Sept. 30
(Millions)	2008	2007	2008	2007
Amortization expense	$33	$22	$89	$64

The table below shows expected amortization expense for acquired intangible assets recorded as of September 30, 2008:

(Millions)	Last Quarter 2008	2009	2010	2011	2012	After 2012
Amortization expense	$33	$132	$117	$111	$103	$694

The expected amortization expense is an estimate. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, changes in foreign currency exchange rates, impairment of intangible assets, accelerated amortization of intangible assets and other events.

NOTE 4. Restructuring Actions and Exit Activities

2006/2007 Restructuring Actions

During the fourth quarter of 2006 and the first nine months of 2007, management approved and committed to undertake the following restructuring actions:

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

In aggregate, total charges in 2006 and 2007 for the preceding restructuring program totaled $441 million. Actions with respect to the above activities were substantially completed in 2007 and additional charges and adjustments are not expected to be material.

The remaining accrued liability balances and cash payments in 2008 follow:

Restructuring Activity

(Millions)	Accrued Liability Balances at Dec. 31, 2007	Cash Payments in 2008	Accrued Liability Balances at Sept. 30, 2008
Employee-Related Items and Benefits
Pharmaceuticals business actions	$5	$(5)	$—
Overhead reduction actions	10	(9)	1
Business-specific actions	5	(4)	1
Total	$20	$(18)	$2

2008 Exit Activities

In the second quarter of 2008, the Company recorded pre-tax charges of $19 million related to exit activities. These charges related to employee reductions at an Industrial and Transportation manufacturing facility located in the United Kingdom. These charges were recorded in cost of sales.

In the third quarter of 2008, the Company recorded pre-tax charges of $49 million related to exit activities. These charges related to employee reductions and fixed asset impairments, with actions taken in Display and Graphics ($20 million), Industrial and Transportation ($11 million), Health Care ($10 million), Corporate and Unallocated ($5 million), and Safety, Security and Protection Services ($3 million). These charges were recorded in cost of sales ($25 million), selling, general and administrative expenses ($20 million), and research, development and related expenses ($4 million).

NOTE 5. Supplemental Stockholders’ Equity and Comprehensive Income Information

Accumulated Other Comprehensive Income (Loss)

(Millions)	Sept. 30, 2008	Dec. 31, 2007
Cumulative translation — net	$299	$742
Defined benefit pension and postretirement plans adjustment — net	(1,385)	(1,453)
Debt and equity securities, unrealized gain (loss) — net	(18)	(8)
Cash flow hedging instruments, unrealized gain (loss) — net	39	(28)
Total accumulated other comprehensive income (loss)	$(1,065)	$(747)

	Comprehensive Income
	Three-months ended Sept. 30,		Nine-months ended Sept. 30,
(Millions)	2008	2007	2008	2007
Net income	$991	$960	$2,924	$3,245

Cumulative translation	(600)	245	(390)	390
Tax effect	(72)	51	(53)	57
Cumulative translation - net of tax	(672)	296	(443)	447

Defined benefit pension and postretirement plans adjustment	20	50	88	146
Tax effect	3	(20)	(20)	(52)
Defined benefit pension and postretirement plans adjustment - net of tax	23	30	68	94

Debt and equity securities, unrealized gain (loss)	(11)	(13)	(15)	(6)
Tax effect	4	5	5	2
Debt and equity securities, unrealized gain (loss) - net of tax	(7)	(8)	(10)	(4)

Cash flow hedging instruments, unrealized gain (loss)	57	(21)	102	(28)
Tax effect	(15)	8	(35)	11
Cash flow hedging instruments, unrealized gain (loss) - net of tax	42	(13)	67	(17)

Total — net of tax	$377	$1,265	$2,606	$3,765

Reclassification adjustments are made to avoid double counting in comprehensive income items that are also recorded as part of net income. As disclosed in Note 9, for the three and nine-months ended September 30, 2008, $20 million pre-tax ($23 million after tax) and $62 million pre-tax ($52 million after tax), respectively, were reclassified to earnings from accumulated other comprehensive income to pension and postretirement expense in the income statement. These pension and postretirement expense amounts are shown in the table in Note 9 as amortization of transition (asset) obligation, amortization of prior service cost (benefit) and amortization of net actuarial (gain) loss. Reclassifications to earnings from accumulated other comprehensive income for debt and equity securities, which primarily include marketable securities, totaled a loss of approximately $6 million pre-tax ($4 million after tax) for the nine-months ended September 30, 2008, as shown in the auction rate securities table in Note 11. Refer to Note 10 for a table that recaps cash flow hedging instruments reclassifications. Income taxes are not provided for foreign translation relating to permanent investments in international subsidiaries, but tax effects within cumulative translation does include impacts from items such as net investment hedge transactions.

NOTE 6.  Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 1999. During the first nine months of 2008, the Company paid IRS assessments related to tax and interest for the 2001 through 2004 tax years. The IRS’s adjustments to the Company’s tax positions including interest were fully reserved. As a result of these additional tax payments, the Company’s unrecognized tax benefits were reduced by $71 million for the first nine months of 2008.

In addition to the U.S. federal examination, there is also limited audit activity in several U.S. state and foreign jurisdictions. Currently, the Company expects the liability for unrecognized tax benefits will change by an insignificant amount during the next 12 months.

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of December 31, 2007 and September 30, 2008, respectively, are $334 million and $272 million.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in tax expense. At December 31, 2007 and September 30, 2008 respectively, accrued interest and penalties on a gross basis were $69 million and $41 million. Included in these interest and penalty amounts are interest and penalties related to tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

NOTE 7.  Marketable Securities

The Company invests in agency securities, asset-backed securities, corporate securities, treasury securities and other securities. The following is a summary of amounts recorded on the Consolidated Balance Sheet for marketable securities (current and non-current) at September 30, 2008.

Sept. 30,
(Millions)	2008

Agency securities	$398
Corporate securities	141
Asset-backed securities:
Automobile loans related	53
Other	27
Asset-backed securities total	80
Other	108

Current marketable securities	$727

Agency securities	$346
Asset-backed securities:
Credit cards related	110
Automobile loans related	37
Other	28
Asset-backed securities total	175
Corporate securities	89
Treasury securities	38
Auction rate securities	4

Non-current marketable securities	$652

Total marketable securities	$1,379

Classification of marketable securities as current or non-current is dependent upon management’s intended holding period, the security’s maturity date and liquidity considerations based on market conditions. If management intends to hold the securities for longer than one year as of the balance sheet date, they are classified as non-current. At September 30, 2008, gross unrealized losses totaled approximately $24 million (pre-tax), while gross unrealized gains were not material. Gross unrealized losses primarily relate to auction rate securities, which are discussed further below, but also include other securities which have experienced unrealized losses as credit spreads have widened. Gross realized gains and losses on sales or maturities of marketable securities were not material for the first nine months of

2008 and 2007. Cost of securities sold or reclassified use the first in, first out (FIFO) method. Since these marketable securities are classified as available-for-sale securities, changes in fair value will flow through other comprehensive income, with amounts reclassified out of other comprehensive income into earnings upon sale or “other-than-temporary” impairment.

3M has a diversified marketable securities portfolio of $1.379 billion as of September 30, 2008. Within this portfolio, current and long-term asset-backed securities (estimated fair value of $255 million) are primarily comprised of interests in automobile loans and credit cards. At September 30, 2008, the asset-backed securities credit ratings were AAA or A-1+, with the following exceptions: two securities rated AA with a fair market value of $15.5 million, one security rated A with a fair market value of $4.9 million and one security rated BBB with a fair market value of $5.2 million. 3M’s marketable securities portfolio also includes auction rate securities (estimated fair value of $4 million) that represent interests in investment grade credit default swaps. During the second half of 2007 and the first nine months of 2008, these auction rate securities failed to auction due to sell orders exceeding buy orders. Liquidity for these auction-rate securities is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals, usually every 7, 28, 35, or 90 days. The funds associated with failed auctions will not be accessible until a successful auction occurs or a buyer is found outside of the auction process. Based upon an analysis of “temporary” and “other-than-temporary” impairment factors, auction rate securities with an original par value of approximately $34 million were written-down to an estimated fair value of $16 million as of December 31, 2007 and subsequently written-down to an estimated fair value of $4 million as of September 30, 2008. 3M recorded “other-than-temporary” impairment charges that reduced pre-tax income by approximately $8 million in the fourth quarter of 2007, approximately $1 million in the first quarter of 2008, and approximately $8 million in the second quarter of 2008. There are $13 million (pre-tax) of temporary impairments at September 30, 2008, which were recorded as unrealized losses within other comprehensive income. As of September 30, 2008, these investments in auction rate securities have been in a loss position for approximately twelve months. These auction rate securities are classified as non-current marketable securities as of September 30, 2008 as indicated in the preceding table. Refer to Note 11 for a table that reconciles the beginning and ending balances of auction rate securities for 2008.

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

The balances at September 30, 2008 for marketable securities by contractual maturity are shown below. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

Sept. 30,
(Millions)	2008

Due in one year or less	$457
Due after one year through three years	715
Due after three years through five years	178
Due after five years	29

Total marketable securities	$1,379

NOTE 8.  Long-Term Debt

The Company has a “well-known seasoned issuer” shelf registration statement, effective February 24, 2006, to register an indeterminate amount of debt or equity securities for future sales. The Company intends to use the proceeds from future securities sales off this shelf for general corporate purposes. In connection with this shelf registration, in June 2007 the Company established a medium-term notes program through which up to $3 billion of medium-term notes may be offered. In December 2007, 3M issued a five-year, $500 million, fixed rate note with a coupon rate of 4.65% under this medium-term notes program. In August 2008, 3M issued a five-year, $850 million, fixed rate note with a coupon rate of 4.375% under this medium-term notes program. This program has a remaining capacity of $1.65 billion as of September 30, 2008. In October 2008, subsequent to quarter-end, the Company issued a three-year $800 million, fixed rate note with a coupon rate of 4.50%, under this medium-term notes program, reducing remaining capacity to $850 million as of the date of this filing.

NOTE 9.  Pension and Postretirement Benefit Plans

Components of net periodic benefit cost and other supplemental information for the three months and nine months ended September 30 follow:

Benefit Plan Information

	Three months ended September 30
	Qualified and Non-qualified
	Pension Benefits				Postretirement
	United States		International		Benefits
(Millions)	2008	2007	2008	2007	2008	2007

Service cost	$48	$48	$31	$29	$14	$14
Interest cost	149	142	65	55	24	26
Expected return on plan assets	(222)	(210)	(80)	(70)	(26)	(28)
Amortization of transition (asset) obligation	—	—	1	2	—	—
Amortization of prior service cost (benefit)	4	3	—	(1)	(25)	(17)
Amortization of net actuarial (gain) loss	14	32	10	12	16	19
Net periodic benefit cost (benefit)	$(7)	$15	$27	$27	$3	$14
Settlements, curtailments and special termination benefits	2	4	—	—	—	—
Net periodic benefit cost (benefit) after settlements, curtailments and special termination benefits	$(5)	$19	$27	$27	$3	$14

Benefit Plan Information

	Nine months ended September 30
	Qualified and Non-qualified
	Pension Benefits				Postretirement
	United States		International		Benefits
(Millions)	2008	2007	2008	2007	2008	2007

Service cost	$144	$144	$93	$89	$40	$42
Interest cost	447	426	197	165	75	78
Expected return on plan assets	(666)	(630)	(240)	(210)	(78)	(80)
Amortization of transition (asset) obligation	—	—	3	4	—	—
Amortization of prior service cost (benefit)	12	10	(2)	(3)	(71)	(53)
Amortization of net actuarial (gain) loss	42	95	30	38	48	55
Net periodic benefit cost (benefit)	$(21)	$45	$81	$83	$14	$42
Settlements, curtailments and special termination benefits	3	5	—	—	—	13
Net periodic benefit cost (benefit) after settlements, curtailments and special termination benefits	$(18)	$50	$81	$83	$14	$55

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

For the nine months ended September 30, 2008, contributions totaling $340 million were made to the Company’s U.S. and international pension plans and $2 million to its postretirement plans. In 2008, the Company expects to contribute up to $400 million to its U.S. and international pension plans. The Company does not have a required minimum pension contribution obligation for its U.S. plans in 2008. The amount of discretionary pension contributions can vary significantly depending on the U.S plans’ funding status as of the measurement date and the anticipated tax deductibility of the contribution. 3M’s annual measurement date for pension and postretirement assets and liabilities is December 31 each year, which is also the date used for the related annual measurement assumptions.

NOTE 10.  Derivatives and Other Financial Instruments

The Company uses interest rate swaps, currency swaps, and forward and option contracts to manage risks generally associated with foreign exchange rate, interest rate and commodity price fluctuations. For a more detailed discussion of the company’s derivative instruments, refer to 3M’s Current Report on Form 8-K dated May 19, 2008.

The Company enters into foreign exchange forward contracts, options and swaps to hedge against the effect of exchange rate fluctuations on cash flows denominated in foreign currencies and certain intercompany financing transactions. These transactions are designated as cash flow hedges. Based on exchange rates at September 30, 2008, the Company expects to reclassify to earnings over the next 12 months a majority of the cash flow hedging instruments after-tax gain of $39 million (with the impact offset by cash flows from underlying hedged items). Amounts recorded in accumulated other comprehensive income (loss) related to cash flow hedging instruments follow:

Cash Flow Hedging Instruments

	Three months ended		Nine months ended
Net of Tax	September 30		September 30
(Millions)	2008	2007	2008	2007

Beginning balance	$(3)	$(22)	$(28)	$(18)

Changes in fair value of derivatives	33	(24)	44	(35)
Reclassifications to earnings from equity	9	11	23	18
Total activity	42	(13)	67	(17)

Ending balance	$39	$(35)	$39	$(35)

During late 2007 and early 2008, the Company entered into foreign currency forward contracts with an aggregate notional amount of $229 million, of which $29 million related to 2008, that were designated as a partial hedge of the Company’s net investment in its Chinese subsidiaries. These forwards mature in December 2008. In September 2008, the Company de-designated approximately $145 million of these hedges and entered into offsetting non-hedge-designated forward contracts. Similar actions were taken in early October 2008 relative to the remaining notional amount of these net investment hedges.

NOTE 11.  Fair Value Measurements

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis:

At 3M, effective January 1, 2008, fair value under SFAS No. 157 (as impacted by FSP Nos. 157-1 and 157-2) principally applied to financial asset and liabilities such as available-for-sale marketable securities, available-for-sale investments (included as part of investments in the Consolidated Balance Sheet) and certain derivative instruments. Derivatives include cash flow hedges, interest rate swaps and most net investment hedges. These items were previously and will continue to be marked-to-market at each reporting period; however, the definition of fair value used for these mark-to-markets is now applied using SFAS No. 157. The information in the following paragraphs and tables primarily addresses matters relative to these financial assets and liabilities. The information incorporates guidance of FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active,” which was effective for 3M beginning with the quarter ended September 30, 2008. Separately, there were no material fair value measurements with respect to nonfinancial assets or liabilities that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis subsequent to the effective date of SFAS No. 157 (as impacted by FSP Nos. 157-1 and 157-2).

3M uses various valuation techniques, which are primarily based upon the market and income approaches, with respect to financial assets and liabilities. Following is a description of the valuation methodologies used for the respective financial assets and liabilities measured at fair value.

Available-for-sale marketable securities — except auction rate securities:

Marketable securities, except auction rate securities, are valued utilizing multiple sources. A weighted average price is used for these securities. Market prices are obtained for these securities from a variety of industry standard data providers, security master files from large financial institutions, and other third-party sources. These multiple prices are used as inputs into a distribution-curve-based algorithm to determine the daily fair value to be used. 3M classifies treasury securities as level 1, while all other marketable securities (excluding auction rate securities) are classified as level 2. Marketable securities are discussed further in Note 7.

Available-for-sale marketable securities — auction rate securities only:

As discussed in Note 7, auction rate securities held by 3M failed to auction during the second half of 2007 and first nine months of 2008. As a result, investments in auction rate securities are valued utilizing broker-dealer valuation models and third-party indicative bid levels in markets that are not active. 3M classifies these securities as level 3.

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

	Fair Value
(Millions)	at Sept. 30,	Fair Value Measurements Using Inputs Considered as
Description	2008	Level 1	Level 2	Level 3
Assets:
Available-for-sale:
Marketable securities — except auction rate securities	$1,375	$38	$1,337	$—
Marketable securities - auction rate securities only	4	—	—	4
Investments	7	7	—	—
Derivative assets	115	93	22	—

Liabilities:
Derivative liabilities	94	20	74	—

The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3).

(Millions) Marketable securities — auction rate securities only	Three months ended Sept. 30, 2008	Nine months ended Sept. 30, 2008
Beginning balance	$10	$16
Total gains or losses:
Included in earnings	—	(3)
Included in other comprehensive income	(6)	(9)
Purchases, issuances, and settlements	—	—
Transfers in and/or out of Level 3	—	—
Ending balance (September 30, 2008)	$4	$4

Additional losses included in earnings due to reclassifications from other comprehensive income for securities still held at September 30, 2008	$—	$(6)

In addition, the plan assets of 3M’s pension and postretirement benefit plans are measured at fair value on a recurring basis (at least annually). During the quarter ended March 31, 2008, the Company remeasured the plan assets of its U.S. postretirement benefits plan in connection with a change in the benefits provided by this plan as discussed in Note 9.

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis:

During the nine months ended September 30, 2008, the Company had no significant measurements of assets or liabilities at fair value (as defined in SFAS No. 157) on a nonrecurring basis subsequent to their initial recognition. As indicated in Note 1, the aspects of SFAS No. 157 for which the effective date for 3M was deferred under FSP No. 157-2 until January 1, 2009 relate to nonfinancial assets and liabilities that are measured at fair value, but are recognized or disclosed at fair value on a nonrecurring basis. This deferral applies to such items as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) or nonfinancial long-lived asset groups measured at fair value for an impairment assessment. During the nine months ended September 30, 2008, such measurements of fair value impacted by the deferral under FSP No. 157-2 related primarily to the nonfinancial assets and liabilities with respect to the business combinations in 2008 as discussed in Note 2 and the portion of 2008 exit activities related to fixed asset impairments as discussed in Note 4.

NOTE 12.  Commitments and Contingencies

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

Respirator Mask/Asbestos Litigation

As of September 30, 2008, the Company is a named defendant, with multiple co-defendants, in numerous lawsuits in various courts that purport to represent approximately 3,960 individual claimants, a reduction from the approximately 4,700 individual claimants with actions pending at June 30, 2008.

The vast majority of the lawsuits and claims resolved by and currently pending against the Company allege use of some of the Company’s mask and respirator products and seek damages from the Company and other defendants for alleged personal injury from workplace exposures to asbestos, silica or other occupational dusts found in products manufactured by other defendants or generally in the workplace. A minority of claimants generally allege personal injury from occupational exposure to asbestos from products previously manufactured by the Company, which are often unspecified, as well as products manufactured by other defendants, or occasionally at Company premises.

Since approximately 2006, the Company has experienced a significant decline in the number of new claims filed annually by apparently unimpaired claimants. The Company attributes this decline to several factors, including certain changes enacted in several states in recent years of the law governing asbestos-related claims, and the highly-publicized decision in mid-2005 of the United States District Court for the Southern District of Texas that identified and criticized abuses by certain attorneys, doctors and x-ray screening companies on behalf of primarily unimpaired claimants, many of whom were recruited by plaintiffs’ lawyers through mass chest x-ray screenings. The Company expects the filing of claims by unimpaired claimants in the future to continue at much lower levels than in the past. The Company believes that due to this change in the type and volume of incoming claims, it is likely that the number of claims alleging more serious injuries, including mesothelioma and other malignancies, while remaining relatively constant, will represent a greater percentage of total claims than in the past. The Company has demonstrated in past trial proceedings that its respiratory protection products are effective as claimed when used in the intended manner and in the intended circumstances. Consequently the Company believes that claimants are unable to establish that their medical conditions, even if significant, are attributable to the Company’s respiratory protection products. Nonetheless the Company’s litigation experience indicates that claims of persons with malignant conditions are costlier to resolve than the claims of unimpaired persons, and it therefore anticipates an increase in the average cost of resolving pending and future claims on a per-claim basis than it experienced in prior periods when the vast majority of claims were asserted by the unimpaired.

Respirator Mask/Asbestos Litigation — Aearo Technologies

On April 1, 2008, a subsidiary of the Company purchased the stock of Aearo Holding Corp., the parent of Aearo Technologies (“Aearo”).  Aearo manufactures and sells various products, including personal protection equipment, such as eye, ear, head, face, fall and respiratory protection products.

As of September 30, 2008, Aearo and/or other companies that previously owned and operated Aearo’s respirator business (American Optical Corporation, Warner-Lambert LLC, AO Corp. and Cabot Corporation (“Cabot”)) are named defendants, with multiple co-defendants, including the Company, in numerous lawsuits in various courts in which plaintiffs allege use of mask and respirator products and seek damages from Aearo and other defendants for alleged personal injury from workplace exposures to asbestos, silica-related, or other occupational dusts found in products manufactured by other defendants or generally in the workplace.

As of September 30, 2008, the Company, through its newly acquired Aearo subsidiary, has recorded $35 million as an estimate of the probable liabilities for product liabilities and defense costs related to current and future Aearo-related asbestos and silica-related claims. As part of the process of finalizing the purchase price allocation, the Company increased this estimate from $8 million as of June 30, 2008 to $35 million. Responsibility for legal costs, as well as for settlements and judgments, is currently shared in an informal arrangement among Aearo, Cabot, American Optical Corporation and a subsidiary of Warner Lambert and their insurers (the “Payor Group”). Liability is allocated among the parties based on the number of years each company sold respiratory products under the “AO Safety” brand and/or owned the AO Safety Division of American Optical Corporation and the alleged years of exposure of the individual plaintiff. Aearo’s share of the contingent liability is further limited by an agreement entered into between Aearo and Cabot on July 11, 1995. This agreement provides that, so long as Aearo pays to Cabot an annual fee of $400,000, Cabot will retain responsibility and liability for, and indemnify Aearo against, asbestos and silica-related product liability claims for respirators manufactured prior to July 11, 1995. Because the date of manufacture for a particular respirator allegedly used in the past is often difficult to determine, Aearo and Cabot have applied the agreement to claims arising out of the use of respirators while exposed to asbestos or silica or products containing asbestos or silica prior to January 1, 1997. With these arrangements in place, Aearo’s potential liability is limited to exposures alleged to have arisen from the use of respirators while exposed to asbestos, silica or other occupational dusts on or after January 1, 1997.

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

Employment Litigation

As previously reported, one current and one former employee of the Company filed a purported class action in the District Court of Ramsey County, Minnesota, in December 2004, seeking to represent a class of all current and certain former salaried employees employed by the Company in Minnesota below a certain salary grade who were age 46 or older at any time during the applicable period to be determined by the Court. The complaint alleges the plaintiffs suffered various forms of employment discrimination on the basis of age in violation of the Minnesota Human Rights Act and seeks injunctive relief, unspecified compensatory damages (which they seek to treble under the statute), including back and front pay, punitive damages (limited by statute to $8,500 per claimant) and attorneys’ fees. In January 2006, the plaintiffs filed a motion to join four additional named plaintiffs. This motion was unopposed by the Company and the four plaintiffs were joined in the case, although one claim has been dismissed following an individual settlement. The class certification hearing was held in December 2007. On April 11, 2008, the Court granted the plaintiffs’ motion to certify the case as a class action and defined the class as all persons who were 46 or older when employed by 3M in Minnesota in a salaried exempt position below a certain salary grade at any time on or after May 10, 2003, and who did not sign a document on their last day of employment purporting to release claims arising out of their employment with 3M. On June 25, 2008, the Minnesota Court of Appeals granted the Company’s petition for interlocutory review of the

District Court’s decision granting class certification in the case. While the appeal is pending, all other activity on the case is stayed. No trial date or calendar of pretrial proceedings has been set at this time.

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

As previously reported, the Company entered into a voluntary remedial action agreement with the Alabama Department of Environmental Management (ADEM) to address the presence of PFCs in the soil on the Company’s manufacturing facility in Decatur, Alabama. For approximately twenty years, the Company incorporated wastewater treatment plant sludge containing PFCs in fields surrounding its Decatur facility pursuant to a permit issued by ADEM. After a review of the available options to address the presence of PFCs in the soil, ADEM agreed that the preferred remediation option is to use a multilayer cap over the former sludge incorporation areas on the manufacturing site with groundwater migration controls and treatment.

Please refer to the “Other environmental liabilities” in the table in the following section, “Accrued Liabilities and Insurance Receivables Related to Legal Proceedings” for information on the balance of the reserve established to implement the Settlement Agreement and Consent Order with the MPCA, the remedial action agreement with ADEM, and to address trace amounts of perfluorinated compounds in drinking water sources in the City of Oakdale and Lake Elmo, Minnesota, as well as presence in the soil and groundwater at the Company’s manufacturing facilities in Decatur, Alabama, and Cottage Grove, Minnesota, and at two former disposal sites in Minnesota.

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

As previously reported, two residents of Washington County, Minnesota, filed in October 2004 a purported class action in the District Court of Washington County on behalf of Washington county residents who have allegedly suffered personal injuries and property damage from alleged emissions from the former perfluorooctanyl production facility at Cottage Grove, Minnesota, and from historic waste disposal sites in the vicinity of that facility. After the District Court granted the Company’s motion to dismiss the claims for medical monitoring and public nuisance in April 2005, the plaintiffs filed an amended complaint adding additional allegations involving other perfluorinated compounds manufactured by the Company, alleging additional legal theories in support of their claims, adding four plaintiffs, and seeking relief based on alleged contamination of the City of Oakdale municipal water supply and certain private wells in the vicinity of Lake Elmo, Minnesota. In April 2006, the plaintiffs filed a second amended complaint adding two additional plaintiffs. The two original plaintiffs thereafter dismissed their claims against the Company. After a hearing on the plaintiffs’ motion to certify the case as a class action at the end of March 2007, the Court on June 19, 2007 denied the plaintiffs’ motion to certify the litigation as a class action. The Company’s motion for summary judgment and the plaintiffs’ motion to add a claim for punitive damages are scheduled for argument in December 2008. The trial of the individual cases is scheduled to begin on May 4, 2009.

Accrued Liabilities and Insurance Receivables Related to Legal Proceedings

The following table shows the major categories of on-going litigation, environmental remediation and other environmental liabilities for which the Company has been able to estimate its probable liability and for which the Company has taken reserves and the related insurance receivables:

Liability and Receivable Balances	Sept. 30	Dec. 31
(Millions)	2008	2007

Breast implant liabilities	$1	$1
Breast implant insurance receivables	14	64

Respirator mask/asbestos liabilities (includes Aearo in Sept. 30, 2008 balance)	$126	$121
Respirator mask/asbestos insurance receivables	200	332

Environmental remediation liabilities	$33	$37
Environmental remediation insurance receivables	15	15

Other environmental liabilities	$141	$147

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

On January 5, 2007 the Company was served with a declaratory judgment action filed on behalf of two of its insurers (Continental Casualty and Continental Insurance Co. — both part of the Continental Casualty Group) disclaiming coverage for respirator mask/asbestos claims. These insurers represent approximately $14 million of the $200 million insurance recovery receivable referenced in the above table. The action was filed in Hennepin County, Minnesota and names, in addition to the Company, over 60 of the Company’s insurers. This action is similar in nature to an action filed in 1994 with respect to breast implant coverage, which ultimately resulted in the Minnesota Supreme Court’s ruling of 2003 that was largely in the Company’s favor. At the Company’s request, the case was transferred to Ramsey County, over the objections of the insurers. The Minnesota Supreme Court heard oral argument of the insurers’ appeal of that decision in March 2008 and ruled in May 2008 that the proper venue of that case is Ramsey County.

As a result of settlements reached with its insurers, the Company was paid approximately $14 million in the third quarter and the Company currently has agreements in place to receive another $31 million in payments over the next three quarters in connection with the respirator mask/asbestos receivable.

NOTE 13. Management Stock Ownership Program (MSOP) and General Employees’ Stock Purchase Plan (GESPP)

In May 2008, shareholders approved 35 million shares for issuance under the “3M 2008 Long-Term Incentive Plan”, which replaced and succeeded the 2005 MSOP, the 3M Performance Unit Plan, and the 1992 Directors Stock Ownership Program. Shares under this plan may be issued in the form of Incentive Stock Options, Nonqualified Stock Options, Progressive Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Other Stock Awards, and Performance Units and Performance Shares. Awards denominated in shares of common stock other than options and Stock Appreciation Rights, per the 2008 Plan, will be counted against the 35 million share limit as 3.38 shares for every one share covered by such award. The remaining total MSOP shares available for grant under the 2008 Long Term Incentive Plan Program are 26,735,649 as of September 30, 2008. The Company issues options to eligible employees annually in May using the closing stock price on the grant date, which is the date of the Annual Stockholders’ Meeting. In addition to these annual grants, the Company makes other minor grants of stock options, restricted stock units and other stock-based grants.

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

	Three months ended		Nine months ended
	September 30		September 30
(Millions, except per share amounts)	2008	2007	2008	2007
Cost of sales	$9	$11	$35	$37
Selling, general and administrative expenses	26	31	99	110
Research, development and related expenses	7	11	30	35

Operating Income (Loss)	$(42)	$(53)	$(164)	$(182)

Income tax benefits	$9	$21	$60	$78

Net Income (Loss)	$(33)	$(32)	$(104)	$(104)

Earnings per share impact— diluted	$(0.05)	$(0.04)	$(0.15)	$(0.14)

The following table summarizes MSOP stock option activity during the nine months ended September 30, 2008:

			Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic Value
Stock Options	Options	Price*	Life* (months)	(millions)
Under option —
January 1	74,613,051	$70.50
Granted
Annual	5,239,660	77.22
Progressive (Reload)	78,371	79.53
Other	20,389	79.25
Exercised	(3,597,285)	49.44
Canceled	(489,972)	78.36
September 30	75,864,214	$71.92	63	$344
Options exercisable
September 30	63,478,607	$69.93	55	$344

*Weighted average

As of September 30, 2008, there was $105 million of compensation expense that has yet to be recognized related to non-vested stock option based awards. This expense is expected to be recognized over the remaining vesting period with a weighted-average life of 1.8 years. The total intrinsic values of stock options exercised during the nine-month periods ended September 30, 2008 and 2007, was $104 million and $334 million, respectively. Cash received from options exercised was $178 million and $622 million for the nine months ended September 30, 2008 and 2007, respectively. The Company’s actual tax benefits realized for the tax deductions related to the exercise of employee stock options were $30 million and $95 million for the nine months ended September 30, 2008 and 2007, respectively. Capitalized stock-based compensation amounts were not material at September 30, 2008.

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

As previously mentioned, beginning with the May 2007 MSOP Annual Grant, the Company expanded its utilization of restricted stock units. Restricted stock unit grants do not accrue dividends during the vesting period and vest at the end of three years. The one-time “buyout” restricted stock unit grant in 2007 vests at the end of five years. The following table summarizes MSOP restricted stock and restricted stock unit activity during the nine months ended September 30, 2008:

Restricted Stock and Restricted Stock Units	Number of Awards	Grant Date Fair Value*
Nonvested balance —
As of January 1	2,001,581	$77.63
Granted
Annual	924,045	77.23
Other	127,743	77.70
Vested	(39,478)	74.56
Forfeited	(62,181)	77.76
As of September 30	2,951,710	$77.54

*Weighted average

As of September 30, 2008, there was $120 million of compensation expense that has yet to be recognized related to non-vested restricted stock and restricted stock units. This expense is expected to be recognized over the remaining vesting period with a weighted-average life of 2.7 years. The total fair value of restricted stock and restricted stock units that vested during the nine-month periods ended September 30, 2008 and 2007 was not material.

In addition, the Company issues cash settled Restricted Stock Units and Stock Appreciation Rights in certain countries. These grants do not result in the issuance of Common Stock and are considered immaterial by the Company.

NOTE 14. Business Segments

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

3M’s businesses are organized, managed and internally grouped into segments based on differences in products, technologies and services. 3M continues to manage its operations in six operating business segments: Industrial and Transportation; Health Care; Display and Graphics; Consumer and Office; Safety, Security and Protection Services; and Electro and Communications. 3M’s six business segments bring together common or related 3M technologies, enhancing the development of innovative products and services and providing for efficient sharing of business resources. These segments have worldwide responsibility for virtually all 3M product lines. 3M is not dependent on any single product/service or market. Transactions among reportable segments are recorded at cost. 3M is an integrated enterprise characterized by substantial intersegment cooperation, cost allocations and inventory transfers. Therefore, management does not represent that these segments, if operated independently, would report the operating income information shown.

The financial information presented herein reflects the impact of all of the preceding segment structure changes for all periods presented.

Business Segment Information

	Three months ended		Nine months ended
	September 30		September 30
(Millions)	2008	2007	2008	2007

NET SALES
Industrial and Transportation	$1,986	$1,805	$6,154	$5,390
Health Care	1,064	961	3,259	2,911
Display and Graphics	853	1,017	2,570	2,948
Consumer and Office	946	899	2,683	2,550
Safety, Security and Protection Services	974	766	2,873	2,323
Electro and Communications	728	709	2,201	2,066
Corporate and Unallocated	7	20	20	68
Total Company	$6,558	$6,177	$19,760	$18,256

OPERATING INCOME
Industrial and Transportation	$396	$377	$1,274	$1,145
Health Care	294	259	925	1,600
Display and Graphics	161	283	532	929
Consumer and Office	217	193	562	536
Safety, Security and Protection Services	219	157	620	478
Electro and Communications	155	119	452	364
Corporate and Unallocated	71	37	98	(129)
Total Company	$1,513	$1,425	$4,463	$4,923

The following items impacted operating income for the three months and nine months ended September 30, 2008. Third quarter 2008 operating income included benefits from a gain on sale of real estate ($41 million gain recorded in Corporate and Unallocated) and charges related to exit activities ($49 million expense) recorded in various business segments, comprised of actions taken in Display and Graphics ($20 million), Industrial and Transportation ($11 million), Health Care ($10 million), Corporate and Unallocated ($5 million), and Safety, Security and Protection Services ($3 million). First nine months 2008 included the preceding third quarter 2008 items, in addition to the following. In June 2008, 3M completed the sale of HighJump Software and recognized a pre-tax loss of $23 million (recorded in the Safety, Security and Protection Services segment). The Company also recorded pre-tax charges of $19 million in the second quarter of 2008 related to exit activities. These charges related to employee reductions at an Industrial and Transportation manufacturing facility located in the United Kingdom. Divestiture impacts and exit activities are discussed in more detail in Note 2 (Acquisitions and Divestitures) and Note 4 (Restructuring Actions and Exit Activities), respectively.

The following items impacted operating income for the three months and nine months ended September 30, 2007. Third quarter 2007 operating income included net benefits from a gain on sale of real estate ($52 million gain recorded in Corporate and Unallocated), partially offset by exit activities ($26 million expense recorded in Electro and Communications). In summary, including the preceding third quarter 2007 items, first nine months 2007 operating income included net gains of $701 million, with a $795 million net gain recorded in Health Care and a $64 million net gain recorded in Display and Graphics partially offset by expenses recorded in Corporate and Unallocated ($82 million), Electro and Communications ($45 million), Safety, Security and Protection Services ($29 million) and Industrial and Transportation ($2 million). The specific items impacting first nine months 2007 operating income included net benefits from gains related to the sale of businesses ($854 million gain with $786 million recorded in Health Care and $68 million recorded in Display and Graphics), a gain on sale of real estate ($52 million gain recorded in Corporate and Unallocated), which were partially offset by increases in environmental liabilities ($134 million expense recorded in Corporate and Unallocated), restructuring actions ($45 million total restructuring expense for the first six months of 2007, with $29 million expense recorded in Safety, Security and Protection Services, $19 million expense recorded in Electro and Communications, $4 million expense recorded in Display and Graphics, $2 million expense recorded in Industrial and Transportation, and a $9 million gain recorded in Health Care) and exit activities ($26 million expense recorded in Electro and Communications).

Corporate and unallocated operating income includes a variety of miscellaneous items, such as corporate investment gains and losses, certain derivative gains and losses, insurance-related gains and losses, certain litigation and environmental expenses, corporate restructuring charges and certain under- or over-absorbed costs (e.g. pension) that the Company may choose not to allocate directly to its business segments. Because this category includes a variety of miscellaneous items, it is subject to fluctuation on a quarterly and annual basis.

NOTE 15.  Review Report of Independent Registered Public Accounting Firm

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of 3M Company:

We have reviewed the accompanying consolidated balance sheet of 3M Company and its subsidiaries as of September 30, 2008 and the related consolidated statements of income for each of the three-month and nine-month periods ended September 30, 2008 and 2007, and of cash flows for the nine-month periods ended September 30, 2008 and 2007. These interim financial statements are the responsibility of the Company’s management.

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

October 30, 2008

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to provide a reader of 3M’s financial statements with a narrative from the perspective of management. 3M’s MD&A is presented in five sections:

•                  Overview

•                  Results of Operations

•                  Performance by Business Segment

•                  Financial Condition and Liquidity

•                  Forward-Looking Statements

OVERVIEW

3M is a diversified global manufacturer, technology innovator and marketer of a wide variety of products and services. 3M manages its operations in six operating business segments: Industrial and Transportation, Health Care, Display and Graphics, Consumer and Office, Safety, Security and Protection Services, and Electro and Communications. As discussed in Note 14 to the Consolidated Financial Statements, effective in the first quarter of 2008, 3M made certain changes to its business segments. The financial information presented herein reflects the impact of these business segment changes for all periods presented.

For the three months ended September 30, 2008, sales increased 6.2 percent compared to the same period last year, even in an increasingly challenging and more uncertain global economy. Five of 3M’s six business segments posted positive sales growth, led by strong growth in Safety, Security and Protection Services, Health Care and Industrial and Transportation. On a local-currency basis, sales were up 4.4 percent over the same period last year. Operating income margins were maintained at 23.1 percent in the third quarter, an excellent result in the current business climate. 3M’s third quarter performance reinforced the strength of its customer focused diversified business and technology platforms, unparalled geographic reach, and 3M’s relentless attention to operational excellence. These foundational pillars, along with 3M’s balance sheet strength, provide stability and consistency in an uncertain global economy.

Third-quarter 2008 included a $41 million pre-tax gain related to a sale-leaseback arrangement for an existing outdated office building in Italy, which was more than offset by charges of $49 million pre-tax for severance and exit activities in several business segments as 3M aggressively balanced its business structure to a slower growth environment. Combined, these third quarter 2008 activities penalized earnings by $0.01 per diluted share, while third quarter 2007 items on a net basis benefited earnings by $0.03 per diluted share. Refer to “2008 and 2007 Items” at the end of this overview section for more detail on these items that impacted results. Including these items, 3M reported net sales of $6.558 billion and net income of $991 million, or $1.41 per diluted share, for the three months ended September 30, 2008, compared to reported net sales of $6.177 billion and net income of $960 million, or $1.32 per diluted share, for the three months ended September 30, 2007.

For the first nine months of 2008, sales increased 8.2 percent to $19.8 billion, driven by a 3.9 percent increase in local-currency sales, including acquisitions. Operating income margins were in excess of 20 percent for all six business segments, resulting in a total 3M operating income margin of 22.6 percent. In addition to the third quarter items noted in the preceding paragraph, refer to the “2008 and 2007 Items” summary at the end of this overview section for discussion of other items impacting results. The largest 2007 item was the gain on sale of businesses, primarily the global branded pharmaceuticals business in Europe, which combined with other items, benefited 2007 net income by $460 million, or $0.63 per diluted share. First nine months 2008 items resulted in a net income penalty of $54 million, or $0.08 per diluted share. Including these items, 3M reported net income of $2.924 billion, or $4.11 per diluted share for the nine months ended September 30, 2008, compared to net income of $3.245 billion, or $4.42 per diluted share, for the nine months ended September 30, 2007.

3M’s product and geographical diversification enabled the Company to post good third-quarter and first nine months 2008 results, despite the weak U.S. economy, challenges in the Optical Systems business within the Display and Graphics business segment, and high commodity prices. The third-quarter and first nine months of 2008 were impacted by three principal factors:

•                  Strong sales and operating income performance in five of its six business segments (all except Display and Graphics)

•                  Ongoing tough U.S. economy, particularly in retail, automotive OEM and residential housing

•                  Strong international performance, except for continued slowing of, and margin compression in the Optical Systems business when compared to 2007, with international representing nearly two-thirds of 3M’s worldwide sales

The following table summarizes sales and operating income results by business segment.

	Three months ended September 30
	2008		2007		% change
	Net	Oper.	Net	Oper.	Net	Oper.
(Millions)	Sales	Income	Sales	Income	Sales	Income

Industrial and Transportation	$1,986	$396	$1,805	$377	10.0%	5.2%
Health Care	1,064	294	961	259	10.7%	13.4%
Display and Graphics	853	161	1,017	283	(16.1)%	(43.1)%
Consumer and Office	946	217	899	193	5.2%	12.7%
Safety, Security and Protection Services	974	219	766	157	27.1%	39.6%
Electro and Communications	728	155	709	119	2.6%	30.7%
Corporate and Unallocated	7	71	20	37
Total Company	$6,558	$1,513	$6,177	$1,425	6.2%	6.2%

Worldwide total sales growth was 6.2 percent. Local-currency sales growth (which includes volume, selling price and acquisition impacts, but excludes divestiture and translation impacts) was 4.4 percent for the third quarter of 2008, including 4.0 percentage points from acquisitions. Local-currency sales increased 27.7 percent in Safety, Security and Protection Services (including 18.7 percentage points from acquisitions), 9.2 percent in Health Care (including 2.7 percentage points from acquisitions), 7.1 percent in Industrial and Transportation (including 4.2 percentage points from acquisitions), 3.7 percent in Consumer and Office (including 0.5 percentage points from acquisitions) and 0.2 percent in Electro and Communications. Local-currency sales declined 17.7 percent in Display and Graphics.

Worldwide sales growth was broad-based, with five of six segments experiencing strong sales and operating income growth in the third quarter. Security and Protection Services sales growth was led by acquisitions, primarily Aearo, along with organic growth in personal protection solutions, protective window films and cleaning solutions for commercial buildings, with geographic area sales growth led by the U.S. and Asia Pacific. Health Care sales growth was strongest in orthodontics, dental and medical, with positive sales growth in all major geographies, led by Asia Pacific and Latin America. Industrial and Transportation had broad-based sales growth across the portfolio, with strong sales growth in industrial adhesives and tapes, automotive aftermarket, abrasives, and closure systems for personal hygiene products, with strong geographic sales growth in Asia Pacific and Latin America. Sales in Consumer and Office were led by home care and the do-it-yourself markets, with sales growth geographically led by Latin America and Asia Pacific. Consumer and Office delivered U.S. sales growth of 2 percent, overcoming weakness in U.S. office mass retail channels. Electro and Communications sales growth was led by electrical markets and electronic markets materials, with geographic sales growth strongest in Asia Pacific and Latin America. The communications markets and electronics solutions businesses remain soft. 3M also continued to experience declines in the flexible circuits business where a number of product solutions are going end-of-life. Within Display and Graphics, positive sales growth in Traffic Safety Systems and Commercial Graphics was more than offset by lower sales in Optical Systems. Optical Systems sales were down 34 percent when compared to the third quarter last year, resulting in a sales decline for total Display and Graphics of 16.1 percent. However, sequential sales for Optical Systems (compared to second quarter 2008) increased 5 percent. The year-over-year challenging comparisons in Optical Systems are likely to persist through the end of 2008 or early 2009 as price and attachment rate pressure remain intense in segments of the LCD market and OEMs aggressively pursue cost reductions from their component suppliers, including 3M. Refer to the Performance by Business Segment section for a more detailed discussion of the results of the respective segments.

Geographically, Latin America and Canada led local-currency sales growth (including acquisitions) in the third quarter of 2008, with a combined increase of 15.7 percent, followed by the United States with a 7.2 percent increase and Europe, Middle East and Africa (hereafter referred to as Europe) with a 3.7 percent increase. Local-currency sales in Asia Pacific declined 2.7 percent. Asia Pacific was negatively impacted by Optical Systems sales, which were down 34 percent in that region. Excluding Optical Systems, Asia Pacific sales increased more than 10 percent on a local-currency basis. Of the local-currency sales growth, acquisitions contributed 3.9 percent to the combined Latin America and Canada, 6.8 percent to the United States, 3.3 percent to Europe, and 1.0 percent to Asia Pacific. Foreign currency translation positively impacted international sales by 3.4 percent, as the U.S. dollar weakened in aggregate against many currencies in these geographic areas. Foreign currency translation positively impacted Latin America and Canada by 5.5 percent, Europe by 4.4 percent and Asia Pacific by 1.6 percent. The combined foreign currency benefit was less than one-half of the benefit that 3M experienced in the second quarter. While difficult to predict given the current exchange rate volatility, 3M expects the sales impact from foreign currency to be in the range of negative three to negative four percent in the fourth quarter of 2008, a significant change. 3M is not immune to external economic conditions, but believes it is poised to take advantage of market opportunities presented by the current environment.

Apart from the obvious concerns about the U.S. economy, the biggest issues that 3M sees for now is a reversal of currency benefits (as discussed in the preceding paragraph) and slowing economies in Western Europe, Canada and Japan. In addition, as discussed, continued slowing of, and margin compression in the Optical Systems business when compared to 2007, has impacted results. Adjusting for Optical Systems, Asia remains reasonably strong for now, as do Latin America, the Middle East and Eastern Europe. Since cost pressure on commodities has eased somewhat, with varying degrees of success, 3M is clawing back prices that were oil or commodity based. In addition, 3M has been working to get well ahead of the cost curve and has announced eliminations in the neighborhood of 1,000 positions spanning the U.S., Europe and Asia, with Asia reductions being heavily focused on Optical. 3M will continue with similar productivity improvements in the fourth quarter. For now, 3M is in a cash preservation and build mode. Thus, among numerous actions being taken, 3M does not expect to be in the market for its stock in any meaningful way, has slowed capital expenditures, has reduced hiring in the U.S., Canada, Japan and Western Europe and is watching receivables and inventories closely. 3M will continue to invest in research and development expenditures, as 3M continues to use its business and technology platforms to pursue sensible opportunities for growth. 3M will continue to vigorously work with customers and expects to continue to win market share.

Operating income margins for the three months ended September 30, 2008 and 2007 were 23.1 percent. 3M generated $3.408 billion of operating cash flows for the nine months ended September 30, 2008, an increase of $689 million compared to the nine months ended September 30, 2007. Refer to the section entitled “Cash Flows from Operating Activities” later in the MD&A for a discussion of items impacting cash flows. For the nine months ended September 30, 2008, the Company utilized $2.649 billion of cash to repurchase 3M common stock and pay dividends. In February 2007, 3M’s Board of Directors authorized a two-year share repurchase of up to $7.0 billion for the period from February 12, 2007 to February 28, 2009. As of September 30, 2008, approximately $2.6 billion remained available for repurchase, which the Company does not expect to fully utilize. In February 2008, 3M’s Board also authorized a dividend increase of 4.2 percent for 2008, marking the 50th consecutive year of dividend increases for 3M. 3M’s debt to total capital ratio (total capital defined as debt plus equity) as of September 30, 2008 was 37 percent. 3M has an AA credit rating, with a stable outlook, from Standard & Poor’s and an Aa1 credit rating, with a negative outlook, from Moody’s Investors Service. The Company has sufficient liquidity to meet currently anticipated growth and acquisition investment funding needs. While credit markets remain volatile, 3M’s capital structure remains very strong. 3M will continue to manage its capital structure very carefully. Refer to the “Financial Condition and Liquidity” section later in MD&A for additional discussion.

2008 and 2007 Items:

Third quarter 2008 includes a gain on sale of real estate ($41 million pre-tax, $28 million after-tax) related to a sale-leaseback relative to an administrative location in Italy. In addition, during the third quarter of 2008, management approved and committed to undertake certain exit activities, which resulted in charges ($49 million pre-tax, $36 million after-tax) due to employee-related liabilities and fixed asset impairments. Combined, these items penalized both operating income and net income by $8 million, or $0.01 per diluted share, in the third quarter of 2008. These items are discussed in more detail in MD&A (Cash Flows from Investing Activities discussion) and in Note 4 (Restructuring Actions and Exit Activities).

First nine months 2008 also includes the sale of HighJump Software, where 3M recognized a loss ($23 million pre-tax, $32 million after-tax) in the second quarter of 2008. In the second quarter of 2008, the Company also recorded charges ($19 million pre-tax, $14 million after-tax) related to employee reductions at an Industrial and Transportation manufacturing facility located in the United Kingdom. These items are discussed in more detail in Note 2 (Acquisitions and Divestitures) and Note 4 (Restructuring Actions and Exit Activities). Combined, these second-quarter and preceding third-quarter 2008 items penalized first nine months operating income by $50 million and net income by $54 million, or $0.08 per diluted share.

In the third quarter of 2007, the Company recorded a net gain ($52 pre-tax, $37 million after-tax) related to the sale of a Korean laboratory facility. Also during the third quarter of 2007, the Company recorded a pre-tax charge ($26 million pre-tax, $17 million after-tax) related to the consolidation of its global flexible circuit manufacturing operations. This charge related to employee reductions and fixed asset impairments in the Electro and Communications business segment. Combined, these items benefited third-quarter 2007 operating income by $26 million and net income by $20 million, or $0.03 per diluted share.

First nine months 2007 also includes gains related to the sale of businesses ($854 million pre-tax, $553 million after-tax), which included the sale of 3M’s Opticom Priority Control Systems and Canoga Traffic Detection businesses in the second quarter and the sale of its global branded pharmaceuticals business in Europe in the first quarter. These gains were partially offset by restructuring expenses ($45 million pre-tax, $30 million after-tax) and increases in environmental liabilities ($134 million pre-tax, $83 million after-tax). Combined, these first-half 2007 and preceding third-quarter 2007 items benefited first nine months 2007 operating income by $701 million and net income by $460 million, or $0.63 per diluted share.

RESULTS OF OPERATIONS

Percent change information compares the third quarter and first nine months of 2008 with the same period last year, unless otherwise indicated.

Net Sales:

	Three months ended			Nine months ended
	September 30, 2008			September 30, 2008
	U.S.	Intl.	Worldwide	U.S.	Intl.	Worldwide
Net sales (millions)	$2,468	$4,090	$6,558	$7,119	$12,641	$19,760
% of worldwide sales	37.6%	62.4%		36.0%	64.0%
Components of net sales change:
Volume — organic	(2.5)%	1.0%	(0.2)%	(2.4)%	2.2%	0.5%
Price	2.9	(0.7)	0.6	2.2	(1.1)	0.1
Organic local-currency sales	0.4	0.3	0.4	(0.2)	1.1	0.6
Volume — acquisitions	6.8	2.4	4.0	5.5	2.0	3.3
Local-currency sales	7.2	2.7	4.4	5.3	3.1	3.9
Divestitures	(0.7)	(0.1)	(0.3)	(0.5)	—	(0.2)
Translation	—	3.4	2.1	—	7.2	4.5
Total sales change	6.5%	6.0%	6.2%	4.8%	10.3%	8.2%

In the third quarter of 2008, worldwide sales grew 6.2 percent in U.S. dollar terms, with the U.S. up 6.5 percent and international up 6.0 percent. Worldwide, local-currency sales growth was 4.4 percent, comprised of acquisitions growth of 4.0 percent, primarily Aearo, selling price increases of 0.6 percent and organic local-currency volume declines of 0.2 percent. Foreign currency translation added 2.1 percent to third-quarter 2008 sales. Excluding the impact of the Optical Systems business, local-currency sales increased 7.8 percent as acquired volume was up 4.4 percent, selling prices increased 1.8 percent, and organic volumes increased 1.6 percent. Worldwide, local currency sales growth was led by Safety, Security and Protection Services, Health Care, and the Industrial and Transportation businesses.

In the United States, local-currency sales improved 7.2 percent when compared to last year’s third-quarter. Organic sales volumes declined 2.5 percent due to the slow economic conditions, especially in the retail, housing and automotive OEM markets, while acquisitions added 6.8 percent and selling price increases added 2.9 percent. All businesses delivered U.S. price increases as 3M strived to offset the continued high price of commodities. U.S. sales growth was led by Safety, Security and Protection Services and Health Care.

International sales on a local-currency basis increased 2.7 percent in the third quarter. Organic volumes increased 1.0 percent with five of six businesses (all except Display and Graphics) posting positive organic volume growth. Selling prices declined 0.7 percent, including a 13 percent price decline in optical. Acquisitions added 2.4 percent to international local-currency growth in the quarter. Excluding Optical Systems, international local-currency sales growth was 8.2 percent, including 4.4 percent from organic volume growth, 2.7 percent from acquisitions and 1.1 percent from selling prices. Foreign currency translation increased third-quarter international sales by 3.4 percent. Refer to the “Performance by Business Segment” section for additional discussion of sales change by segment and the preceding “Overview” section for additional discussion of sales growth by geographic area.

For the first nine months of 2008, year-to-date worldwide sales were up 8.2 percent. Excluding Optical Systems, year-to-date worldwide sales increased 11.5 percent. Year-to-date worldwide local-currency sales growth was led by the Safety, Security and Protection Services, Industrial and Transportation, and Health Care businesses. In the United States, local-currency sales improved 5.3 percent. Organic sales volumes declined 2.4 percent due to slow economic conditions, while acquisitions added 5.5 percent and selling price increases added 2.2 percent. International local-currency sales growth was led by the combined Latin America and Canada area at 15 percent and Europe at 4.5 percent. Local-currency sales declined 2 percent in Asia Pacific due to a 30 percent local-currency decline in optical. Excluding optical, Asia Pacific sales in local-currencies increased by more than 9 percent over the same period last year.

Operating Expenses:

	Three months ended			Nine months ended
	September 30			September 30
(Percent of net sales)	2008	2007	Change	2008	2007	Change
Cost of sales	52.3%	52.4%	(0.1)%	52.0%	51.7%	0.3%
Selling, general and administrative expenses	19.3	19.0	0.3	19.9	20.5	(0.6)
Research, development and related expenses	5.3	5.5	(0.2)	5.4	5.5	(0.1)
(Gain)/loss on sale of businesses	—	—	—	0.1	(4.7)	4.8
Operating income	23.1%	23.1%	—%	22.6%	27.0%	(4.4)%

Cost of sales as a percent of net sales decreased 0.1 percentage points in the third quarter and increased 0.3 percentage points in the first nine months compared to the same periods in 2007. Cost of sales was negatively impacted in both the third quarter and first nine months due to the decline in Optical Systems sales; however, this impact was lower in the third quarter than for the first nine months as costs have been reduced in this business. The remainder of 3M’s broad-based portfolio performed as expected, with benefits from selling price increases, foreign currency translation, and a continuous focus on driving operational excellence, helping to more than offset raw material inflation of nearly 5 percent in the third quarter.

Selling, general and administrative (SG&A) expenses as a percent of net sales increased 0.3 percentage points in the third quarter and decreased 0.6 percentage points in the first nine months compared to the same periods in 2007. The third quarter increase as a percent of net sales is driven by a lower net benefit in 2008 from gains on sales of real estate net of exit activities when compared to 2007 (reference “2008 and 2007 Items” at the end of the preceding overview section). The first nine months of 2008 decreased as a percent of net sales, with this decrease driven by environmental and restructuring expenses in 2007 that did not repeat in 2008.

Research, development and related expenses as a percent of net sales decreased 0.2 percentage points in the third quarter and decreased 0.1 percentage points in the first nine months compared to the same periods in 2007. R&D and related costs in dollars increased approximately 5 percent in the first nine months of 2008 as the Company continued to aggressively invest in future technologies and growth opportunities.

The gain on sale of businesses significantly benefited first nine months 2007 operating income by 4.7 percentage points, while a loss on sale of businesses penalized first nine months 2008 operating income by 0.1 percentage points. In June 2008, 3M completed the sale of HighJump Software and recognized a pre-tax loss of $23 million in the second quarter of 2008. 3M completed and recorded gains from the sale of its Opticom Priority Control Systems and Canoga Traffic Detection businesses (pre-tax gain of $68 million) in the second quarter of 2007 and from the sale of its global branded pharmaceuticals business in Europe (pre-tax gain of $786 million) in the first quarter of 2007.

Operating Income:

3M uses operating income as one of its primary business segment performance measurement tools. Operating income margins were 23.1 percent in both the third quarter of 2008 and 2007. Operating income margins for the first nine months of 2008 were significantly lower than the same period in 2007, primarily due to the benefit from gains on sale of businesses in 2007.

Interest Expense and Income:

	Three months ended		Nine months ended
	September 30		September 30
(Millions)	2008	2007	2008	2007
Interest expense	$52	$53	$158	$139
Interest income	(28)	(37)	(76)	(94)
Total	$24	$16	$82	$45

Interest expense increased for the first nine months of 2008 when compared to the same periods in 2007, primarily related to higher average U.S. and international long-term debt balances and higher long-term debt interest rates in the U.S., which were partially offset by lower short-term debt balances and interest rates. Interest income was lower in the third quarter and first nine months of 2008 due to lower interest rates, which were partially offset by higher average cash, cash equivalent and marketable securities balances. First nine months interest income was also lower due to other-than-temporary impairments related to auction rate securities investments (Note 7).

Provision for Income Taxes:

	Three months ended		Nine months ended
	September 30		September 30
(Percent of pre-tax income)	2008	2007	2008	2007
Effective tax rate	32.1%	30.7%	32.0%	32.5%

The tax rate for the third quarter of 2008 was higher than the third quarter of 2007, primarily due to the one-time cumulative impact of tax rate changes for several of 3M’s European subsidiaries occurring in the third quarter of 2007 and adjustments to income tax reserves, which were partially offset by lower international tax rates. The tax rate for the first nine months of 2008 decreased when compared to the same period in 2007, primarily due to lower international tax rates. Refer to Note 6 for further discussion of income taxes.

On October 3, 2008, President Bush signed the Emergency Economic Stabilization Act of 2008 which contains the Tax Extenders and Alternative Minimum Tax Relief Act of 2008 and extends the research credit under section 41 of the Internal Revenue Code through December 31, 2009 and retroactively reinstates the research credit to January 1, 2008. As this tax law was enacted in the fourth quarter of 2008, the Company will record the amount of the full year research credit benefit through its tax rate in the fourth quarter of 2008. This is expected to result in a benefit to the full-year 2008 tax rate that will be similar to the impact this U.S. business credit had on 3M’s prior full-year tax rates (as indicated in 3M’s Form 8-K dated May 19, 2008 in the Note 8 table entitled Reconciliation of Effective Income Tax Rate).

Minority Interest:

	Three months ended		Nine months ended
	September 30		September 30
(Millions)	2008	2007	2008	2007
Minority Interest	$19	$16	$55	$47

Minority interest expense eliminates the income or loss attributable to non-3M ownership interests in 3M consolidated entities. 3M’s most significant consolidated entity with non-3M ownership interests is Sumitomo 3M Limited (3M owns 75 percent of Sumitomo 3M Limited). The increase for the third quarter and first nine months of 2008 primarily related to Sumitomo 3M Limited.

Currency Effects:

3M estimates that year-on-year currency effects, including hedging impacts, increased net income by approximately $55 million for the for the three months ended September 30, 2008 and increased net income by approximately $165 million for the nine months ended September 30, 2008. This estimate includes the effect of translating profits from local currencies into U.S. dollars; the impact of currency fluctuations on the transfer of goods between 3M operations in the United States and abroad; and transaction gains and losses, including derivative instruments designed to reduce foreign currency exchange rate risks. However, this estimate does not reflect the higher commodity prices 3M is currently experiencing related to dollar-denominated commodities, which would mute this impact somewhat. 3M estimates that year-on-year derivative and other transaction gains and losses increased net income by approximately $25 million for the three months ended September 30, 2008 and increased net income by approximately $10 million for the nine months ended September 30, 2008.

New Accounting Pronouncements:

Information regarding new accounting pronouncements is included in Note 1 to the Consolidated Financial Statements.

Critical Accounting Estimates Update:

As discussed in 3M’s Form 8-K dated May 19, 2008, which updated 3M’s 2007 Annual Report on Form 10-K, the Company believes its most critical accounting estimates relate to legal proceedings, the Company’s pension and postretirement obligations, asset impairment and income taxes. Due to recent turmoil in the financial markets, 3M is providing additional discussion of pension obligations below.

The funded status of the U.S. pension plans is determined annually as of the December 31 measurement date. Consistent with the financial markets, the assets in the U.S. pension plans have seen a negative return in 2008. The uncertainty in the markets has also increased interest rates, which are used to set the discount rate assumption annually as of the December 31 measurement date. The discount rate reflects the current rate at which the associated liabilities could be effectively settled at the end of the year. An increase in the discount rate reduces the pension obligation. The U.S. pension plans in aggregate were overfunded as of December 31, 2007. If asset values and interest rates hold constant at September 30, 2008 levels, the funded status as of December 31, 2008 will decline due to negative pension trust asset returns, but will benefit from the anticipated lower pension obligation as a result of the higher discount rate. Earlier in 2008, as a result of 3M’s continued review of its investment strategy, the Company’s target investment allocations for its U.S. qualified pension plans were reduced for global equities from 46% to 40% and increased for absolute return and fixed income investments. The Company does not have a required minimum contribution for its U.S. plans in 2008. Refer to 3M’s Form 8-K dated May 19, 2008 (MD&A, Critical Accounting Estimates section) for further discussion, including the impact of changes in the expected long-term rate of return on plan assets and the impact of changes in discount rates.

PERFORMANCE BY BUSINESS SEGMENT

As discussed in Note 14 to the Consolidated Financial Statements, effective in the first quarter of 2008, 3M made certain changes to its business segments. Segment information for all periods presented has been reclassified to reflect the new segment structure.

Information related to 3M’s business segments for the third quarter and first nine months of both 2008 and 2007 is presented in the tables that follow. Local-currency sales (which includes both organic and acquisition volume impacts plus price impacts) are provided for each segment. The divestiture impact, if any, translation impact and total sales change are also provided for each segment.

Industrial and Transportation Business:

	Three months ended		Nine months ended
	September 30		September 30
	2008	2007	2008	2007
Sales (millions)	$1,986	$1,805	$6,154	$5,390
Sales change analysis:
Local currency (volume and price)	7.1%	5.4%	8.5%	5.0%
Translation	2.9	3.9	5.7	3.2
Total sales change	10.0%	9.3%	14.2%	8.2%

Operating income (millions)	$396	$377	$1,274	$1,145
Percent change	5.2%	11.4%	11.2%	10.5%
Percent of sales	20.0%	20.9%	20.7%	21.3%

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

Third quarter of 2008:

The Industrial and Transportation segment had broad-based sales growth across the portfolio, with sales up 10 percent to almost $2 billion. Sales growth was led by the industrial adhesives and tapes business, followed by automotive aftermarket, abrasives and closure systems for personal hygiene products. Local currency sales increased 7.1 percent, including 4.2 percent from acquisitions.

All geographic regions saw sales growth in the quarter, led by strong growth in Asia Pacific and Latin America. Even in the tough U.S. economy, 3M managed to generate positive sales growth. Strong market penetration continued in emerging economies, especially the high growth BRICP countries (Brazil, Russia, India, China and Poland), where the business drove strong organic local-currency growth.

Operating income rose 5.2 percent versus the same quarter last year, including a negative 2.8 percentage point impact from exit activities in the third quarter of 2008. In the third quarter of 2008, the Company recorded charges of $11 million related to exit activities.

Industrial and Transportation continues to invest in innovative new products along with complementary gap fill acquisitions. In July 2008, 3M acquired K&H Surface Technologies Pty. Ltd., an Australian-based manufacturing company specializing in a range of repair products for the professional do-it-yourself automotive refinish markets. In August 2008, 3M acquired Polyfoam Products Inc., a structural adhesives company specializing in foam adhesives for tile roofing and other adhesive products for the building industry. In August 2008, 3M acquired Dedication to Detail, a Philadelphia-based manufacturer of paint finishing systems, including buffing and polishing pads. On October 1, 2008,

3M announced that it completed its acquisition of EMFI S.A. and SAPO S.A.S., manufacturers of polyurethane-based structural adhesives and sealants headquartered in Haguenau, France. On October 2, 2008, 3M announced that it completed its acquisition of Meguiar’s Inc., a 100-year-old family business that manufactures the leading Meguiar’s brand of car care products for cleaning and protecting automotive surfaces, which is headquartered in Irvine, California.

First nine months of 2008:

Year-to-date sales were up 14.2 percent, led by industrial adhesives and tapes, automotive aftermarket, abrasives, and closure systems for personal hygiene products, in addition to solid growth in the automotive OEM market.

Operating margins held steady at around 21 percent, helped by strong operational discipline. First nine months 2008 included exit activity charges of $19 million in the second quarter, in addition to the preceding third-quarter 2008 exit activity charges of $11 million. The second-quarter 2008 charges related to employee reductions at an Industrial and Transportation manufacturing facility located in the United Kingdom. Operating income for the first nine months of 2007 included $2 million in restructuring expenses. In aggregate, these items negatively impacted first nine months 2008 year-on-year operating income growth of 11.2 percent by 2.4 percentage points.

Health Care Business:

	Three months ended		Nine months ended
	September 30		September 30
	2008	2007	2008	2007
Sales (millions)	$1,064	$961	$3,259	$2,911
Sales change analysis:
Local currency (volume and price)	9.2%	16.6%	7.5%	18.8%
Divestitures	(0.1)	(24.3)	(0.1)	(24.5)
Translation	1.6	4.0	4.5	3.9
Total sales change	10.7%	(3.7)%	11.9%	(1.8)%

Operating income (millions)	$294	$259	$925	$1,600
Percent change	13.4%	(9.9)%	N/A	N/A
Percent of sales	27.6%	26.9%	28.4%	N/A

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

Third quarter of 2008:

Health Care continued its excellent performance thus far in 2008 with broad-based sales growth of 10.7 percent. Local currency growth was 9.2 percent, including acquisition growth of 2.7 percent. Orthodontics and dental, or 3M’s oral care business, showed sales increases of more than 15 percent and medical sales grew approximately 13 percent. Sales growth was led by Asia Pacific and Latin America, but this segment also experienced good growth in the U.S. and Europe. Demand remained high for asepsis and acute care products and restorative and prosthodontic products.

3M’s dental business closed a deal in July 2008 for IMTEC Corp., a manufacturer of dental implants and scanning equipment primarily known for their mini dental implants, which general dentists can administer. In orthodontics, 3M continued to deliver strong results, and a deal to acquire the German sister-company of U.S.-based Lingualcare Inc. was completed, expanding 3M’s offering for digital orthodontic products into Europe and Asia and helping to meet the surging demand for this invisible orthodontic solution.

Operating income rose 13.4 percent to $294 million. In the third quarter of 2008, the Company recorded charges of $10 million related to exit activities, which negatively impacted operating income growth by 3.8 percentage points.

First nine months of 2008:

Year-to-date, sales have increased 11.9 percent, with operating income margins in excess of 28 percent. Like the second quarter, 3M’s oral care business and medical drove the strong sales growth.

The combination of the following items positively impacted first nine months 2007 Health Care operating income by $795 million. In January 2007 the Company sold its branded pharmaceuticals business in the Europe region. The operating income gain related to this sale, which is included in Health Care, totaled $786 million. In addition, a net operating income gain of $9 million was recorded, which primarily related to adjustments to restructuring costs incurred in the fourth quarter of 2006.

3M believes the disaggregated information that follows for 3M Health Care’s remaining businesses (without pharmaceuticals) and for pharmaceuticals on a stand-alone basis is useful.

Health Care Business without Pharmaceuticals:

	Three months ended		Nine months ended
	September 30		September 30
	2008	2007	2008	2007
Sales (millions)	$1,064	$961	$3,259	$2,911
Sales change analysis:
Local currency (volume and price)	9.2%	16.6%	7.5%	18.8%
Divestitures	(0.1)	—	(0.1)	—
Translation	1.6	4.0	4.5	3.9
Total sales change	10.7%	20.6%	11.9%	22.7%

Operating income (millions)	$294	$259	$925	$800
Percent change	13.4%	13.7%	15.6%	18.3%
Percent of sales	27.6%	26.9%	28.4%	27.5%

The following discussion provides information on 3M Health Care’s remaining businesses (without pharmaceuticals).

Third quarter of 2008:

Refer to the preceding section entitled “Health Care Business” for a discussion of sales and operating income.

First nine months of 2008:

Refer to the preceding section entitled “Health Care Business” for a discussion of sales change. Operating income increased more than 15 percent, while operating margins increased to 28.4 percent. Operating income in the first nine months of 2007 included $5 million in restructuring expenses, primarily severance and related benefits.

Pharmaceuticals Business:

	Three months ended		Nine months ended
	September 30		September 30
	2008	2007	2008	2007
Operating income (millions)	$—	$—	$—	$800

The global branded pharmaceuticals business was sold in December 2006 and early January 2007, thus the only significant activity in 2007 was for gains related to the sale and adjustments to previously recorded restructuring costs. The combination of the following items positively impacted first nine months 2007 Health Care operating income by $800 million. In early January 2007 the Company sold its branded pharmaceuticals business in Europe. The operating income gain related to this sale, which is included in pharmaceuticals, totaled $786 million. In addition, a net pre-tax restructuring gain of $14 million was recorded, which primarily related to adjustments to restructuring costs incurred in the fourth quarter of 2006.

Display and Graphics Business:

	Three months ended		Nine months ended
	September 30		September 30
	2008	2007	2008	2007
Sales (millions)	$853	$1,017	$2,570	$2,948
Sales change analysis:
Local currency (volume and price)	(17.7)%	2.4%	(15.4)%	3.9%
Divestitures	—	(0.8)	(0.4)	(0.3)
Translation	1.6	1.8	3.0	1.5
Total sales change	(16.1)%	3.4%	(12.8)%	5.1%

Operating income (millions)	$161	$283	$532	$929
Percent change	(43.1)%	(2.3)%	(42.7)%	12.9%
Percent of sales	18.9%	27.9%	20.7%	31.5%

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

Third quarter of 2008:

Display and Graphics has been impacted in 2008 by 3M’s Optical Systems business, which is in the midst of a transition as the LCD film market has matured, with increased competition. The LCD TV film business has continued to face pricing and attachment rate pressures as customers move to lower-cost design solutions based on lower brightness specifications, therefore eliminating 3M film in many LCD TV sets. The LCD TV film business appears to have stabilized sequentially and is currently running in-line with 3M’s expectations. In addition, the operating team is continually driving cost out where possible. While this transition is certainly difficult, 3M believes that by the end of 2008 or early 2009 it will be through much of this transition.

3M posted sales of $853 million in Display and Graphics in the third quarter. Sales declined 16 percent, but were up 2 percent excluding Optical Systems. 3M drove positive sales growth in both Traffic Safety Systems and Commercial Graphics. Optical Systems sales declined 34 percent year-on-year, but improved by 5 percent sequentially.

Operating income in Display and Graphics declined 43.1 percent, with 6.9 percentage points of this reduction due to exit activity charges, but the majority of the decline was due to significant decreases in Optical Systems operating income. In the third quarter of 2008, the Company recorded charges of $20 million related to exit activities, which negatively impacted third quarter 2008 reported operating income of 18.9 percent to sales by 2.3 percentage points. It was encouraging that Display and Graphics operating income margins held constant sequentially (compared to the second quarter of 2008) if adjusted for exit activity charges.

On the new product front, 3M’s MPRO 110, an ultra compact, LED-based projection engine for business and entertainment use, is now in production, with sales beginning in October. 3M is continuing to see interest in this new technology across a range of personal electronics options.

First nine months of 2008:

For the first nine months, Display and Graphics sales decreased 12.8 percent. Operating income declined 42.7 percent. In June 2007, 3M completed the sale of its Opticom Priority Control Systems and Canoga Traffic Detection businesses and recognized an operating income gain of $68 million in the Display and Graphics segment in the second quarter of 2007. In addition, Display and Graphics recorded restructuring-related expenses of $4 million in the second quarter of 2007. Thus, operating income in the second quarter and first nine months of 2007 included this aggregate net operating income benefit of $64 million. In addition, the third quarter 2008 exit activity charges of $20 million negatively impacted results for the first nine months of 2008. In aggregate, these items contributed 6.5 percentage points of this 42.7 percent operating income decline when comparing the first nine months of 2008 to the same period in 2007. In addition, the 2007 net benefit also contributed 2.1 percentage points of the 31.5 percent operating income margin for the first nine months of 2007, while the 2008 exit activity charges reduced first nine months 2008 operating income margins by 0.8 percentage points.

Consumer and Office Business:

	Three months ended		Nine months ended
	September 30		September 30
	2008	2007	2008	2007
Sales (millions)	$946	$899	$2,683	$2,550
Sales change analysis:
Local currency (volume and price)	3.7%	3.4%	1.7%	5.8%
Translation	1.5	2.4	3.5	2.1
Total sales change	5.2%	5.8%	5.2%	7.9%

Operating income (millions)	$217	$193	$562	$536
Percent change	12.7%	0.5%	5.1%	11.9%
Percent of sales	22.9%	21.4%	21.0%	21.0%

The Consumer and Office segment serves markets that include consumer retail, office retail, home improvement, building maintenance and other markets. Products in this segment include office supply products, stationery products, construction and home improvement products, home care products, protective material products and consumer health care products.

Third quarter of 2008:

Consumer and Office sales increased year-on-year by 5.2 percent in the third quarter. Local currency sales were up 3.7 percent, including 0.5 percent from acquisitions. Operating income was up 12.7 percent, with operating income margins of 22.9 percent, which 3M believes is an outstanding result in the current business climate.

Consumer and Office experienced positive growth in all divisions, with home care and do-it-yourself (construction and home improvement products) leading the way. Sales grew 2% in the U.S., despite the state of the U.S. consumer and the retailers. Overall, sales growth was tempered by weakness in the office mass retail channel in the U.S. Geographically, 3M’s international subsidiaries drove growth again this quarter, with sales growth in all regions led by Latin America and Asia Pacific.

First nine months of 2008:

Year-to-date sales and operating income both increased approximately 5 percent. As in the third quarter, sales growth was led by home care and do-it-yourself products.

Going forward, 3M expects sales growth in the Consumer and Office segment to continue to be led by international operations as U.S. growth will remain uncertain over the near term due to challenging economic conditions.

Safety, Security and Protection Services Business:

	Three months ended		Nine months ended
	September 30		September 30
	2008	2007	2008	2007
Sales (millions)	$974	$766	$2,873	$2,323
Sales change analysis:
Local currency (volume and price)	27.7%	6.7%	20.0%	12.6%
Divestitures	(2.7)	—	(1.3)	—
Translation	2.1	4.2	5.0	4.0
Total sales change	27.1%	10.9%	23.7%	16.6%

Operating income (millions)	$219	$157	$620	$478
Percent change	39.6%	10.8%	29.6%	9.1%
Percent of sales	22.5%	20.5%	21.6%	20.6%

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

Third quarter of 2008:

Safety, Security and Protection Services delivered sales of nearly $1 billion, up 27.1 percent from last year. Acquisitions, primarily the April 2008 acquisition of Aearo, contributed 18.7 percentage points of this growth. Aearo, an Indianapolis-based, but global manufacturer of personal protection and energy absorbing products, added hearing, eye and fall protection lines to 3M’s existing full-line of respiratory products. In July 2008, 3M acquired Quest Technologies Inc., a manufacturer of environmental monitoring equipment, including noise, heat stress and vibration monitors.

Organic sales growth was a strong 9 percent, led by personal protection solutions, protective window films, and cleaning solutions for commercial buildings. Geographic sales were strong across the globe, led by the U.S. and Asia Pacific. Operating income for the third quarter rose approximately 40 percent, while margins were at 22.5 percent, including charges of $3 million related to exit activities in the third quarter of 2008.

First nine months of 2008:

Year-to-date sales increased 23.7 percent. As in the third quarter, sales growth was led by acquisitions, primarily Aearo, along with organic growth in personal protection solutions, protective window films, and cleaning solutions for commercial buildings.

For the first nine months of 2008, in addition to the preceding $3 million third quarter 2008 charge, 3M announced and completed the sale of its HighJump Software business and recognized a pre-tax loss of $23 million in the second quarter of 2008. As previously disclosed, in the track and trace business, 3M refined its strategic direction for the tracking of high value assets, asset utilization, and safety and security applications. Including the preceding 2008 items, operating income margins are in excess of 21 percent for the first nine months of 2008. In the second quarter of 2007, 3M recorded a restructuring charge of $29 million related to the phase-out of operations at its New Jersey roofing granule facility. This included fixed asset impairments and employee-related restructuring liabilities. In aggregate, these items contributed 2.3 percentage points of the reported 29.6 percent year-on-year operating income growth.

Electro and Communications Business:

	Three months ended		Nine months ended
	September 30		September 30
	2008	2007	2008	2007
Sales (millions)	$728	$709	$2,201	$2,066
Sales change analysis:
Local currency (volume and price)	0.2%	2.3%	1.9%	0.8%
Translation	2.4	3.2	4.6	2.6
Total sales change	2.6%	5.5%	6.5%	3.4%

Operating income (millions)	$155	$119	$452	$364
Percent change	30.7%	(3.5)%	24.4%	2.7%
Percent of sales	21.4%	16.8%	20.6%	17.6%

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

Third quarter of 2008:

Sales for the quarter increased 2.6 percent versus the same quarter last year. Sales in local currency increased slightly, with most of the sales growth coming from currency translation. Electro and Communications saw strong growth in two main businesses: Electrical Markets and Electronic Markets Materials. Geographically, sales growth was strongest in the Asia Pacific and Latin America areas. However, the Communications Markets and Electronics Solutions businesses remain soft. 3M also continued to see weakness in end-of-life flexible circuit applications for inkjet printers.

Operating income for the third quarter of 2008 was $155 million, or 21.4 percent to sales, driven by outstanding cost discipline. During the third quarter of 2007, the Company recorded a charge of $26 million for employee reductions and fixed asset impairments related to the consolidation of certain flexible circuit manufacturing operations. This charge, which reduced third quarter 2007 operating income, contributed 23.2 percentage points of the 30.7 percent increase in operating income.

First nine months of 2008:

Year-to-date, sales have increased 6.5 percent, with operating income up 24.4 percent and operating income margins exceeding 20 percent. As in third quarter, the Electrical Markets and Electronic Markets Materials businesses have driven growth. Operating income for the first nine months of 2007 included $19 million in first quarter 2007 restructuring expenses, primarily for asset impairment charges related to the Company’s decision to close a facility in Wisconsin, and the preceding third quarter 2007 charge of $26 million. In aggregate, these items contributed 13.7 percentage points of the reported 24.4 percent operating income growth when comparing the first nine months of 2008 to the first nine months of 2007.

FINANCIAL CONDITION AND LIQUIDITY

The strength of 3M’s capital structure and consistency of its cash flows provide 3M stable access to capital markets in these uncertain times. During recent dislocation in the financial markets, 3M has had uninterrupted access to the commercial paper market and has been able to place commercial paper with 2009 maturities. Interest rates on commercial paper issued by the Company have not been materially negatively impacted by the market difficulties. 3M also raised $850 million via a long-term debt issue in August 2008 with a coupon of 4.375%. As indicated in the table below, at September 30, 2008, 3M had $3.6 billion of cash, cash equivalents, and marketable securities and $7.0 billion of debt. Debt is comprised of nearly $2.3 billion of short-term debt, including approximately $1.7 billion of commercial paper, and nearly $4.8 billion of long-term debt. Approximately $950 million of the debt will mature by the end of 2009, including $350 million in Dealer Remarketable Securities, which is classified as current due to the annual remarketing process in December. At September 30, 2008, the majority of the Company’s long-term debt balance does not mature until 2012 or later. In October 2008, subsequent to quarter-end, the Company issued a three-year $800 million, fixed rate note with a coupon rate of 4.50%. Thus, while credit markets remain volatile, 3M’s capital structure remains very strong. 3M will continue to manage its capital structure very carefully.

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

The Company’s net debt position is as follows:

	Sept. 30	Dec. 31
(Millions)	2008	2007

Total Debt	$7,036	$4,920
Less: Cash and cash equivalents and marketable securities	3,619	2,955
Net Debt	$3,417	$1,965

Cash, cash equivalents and marketable securities at September 30, 2008 totaled approximately $3.6 billion, helped by strong cash flow generation. The Company has sufficient liquidity to meet currently anticipated growth plans, including capital expenditures, working capital investments and acquisitions. The Company does not utilize derivative instruments linked to the Company’s stock. However, the Company does have contingently convertible debt that, if conditions for conversion are met, is convertible into shares of 3M common stock (refer to Note 10 in 3M’s Current Report on Form 8-K dated May 19, 2008, which updated 3M’s 2007 Annual Report on Form 10-K).

The Company’s financial condition and liquidity are strong. Various assets and liabilities, including cash and short-term debt, can fluctuate significantly from month to month depending on short-term liquidity needs. Working capital (defined as current assets minus current liabilities) totaled $3.780 billion at September 30, 2008, compared with $4.476 billion at December 31, 2007. Working capital was lower primarily due to increases in short-term debt, which were partially offset by increases in cash, cash equivalents and marketable securities, receivables and inventories.

The Company has an AA credit rating, with a stable outlook, from Standard & Poor’s and an Aa1 credit rating, with a negative outlook, from Moody’s Investors Service. Under 3M’s $1.5-billion five-year credit facility agreement, the Company is required to maintain its EBITDA to Interest Ratio as of the end of each fiscal quarter at not less than 3.0 to 1. This is calculated (as defined in the agreement) as the ratio of consolidated total EBITDA for the four consecutive quarters then ended to total interest expense on all funded debt for the same period. At September 30, 2008, this ratio was approximately 30 to 1.

The Company has a “well-known seasoned issuer” shelf registration statement, effective February 24, 2006, to register an indeterminate amount of debt or equity securities for future sales. The Company intends to use the proceeds from future securities sales off this shelf for general corporate purposes. In connection with this shelf registration, in June 2007 the Company established a medium-term notes program through which up to $3 billion of medium-term notes may be offered. In December 2007, 3M issued a five-year, $500 million, fixed rate note with a coupon rate of 4.65% under this medium-term notes program. In August 2008, 3M issued a five-year, $850 million, fixed rate note with a coupon rate of 4.375% under this medium-term notes program. This program has a remaining capacity of $1.65 billion as of September 30, 2008. However, subsequent to September 30, 2008, the Company issued a three-year $800 million, fixed rate note with a coupon rate of 4.50%, under this medium-term notes program, reducing remaining capacity to $850 million as of the date of this filing.

The Company uses various working capital measures that place emphasis and focus on certain working capital assets and liabilities. These measures are not defined under U.S. generally accepted accounting principles and may not be computed the same as similarly titled measures used by other companies. One of the primary working capital measures 3M uses is a combined index, which includes accounts receivable, inventory and accounts payable. This combined index is defined as quarterly net sales multiplied by four, divided by certain components of working capital, which for this calculation is defined as ending net accounts receivable plus inventory less accounts payable. This index measured 5.0 at September 30, 2008, the same as the 5.0 index at September 30, 2007, but down from 5.3 at December 31, 2007. Receivables increased $401 million, or 11.9 percent, compared with December 31, 2007, with higher September 2008 sales compared to December 2007 sales contributing to this increase. The impact of foreign currency translation decreased accounts receivable by $43 million compared with December 31, 2007. Inventories increased $226 million, or 7.9 percent, compared with December 31, 2007, with a decrease of $53 million related to foreign currency translation. Accounts payable increased $52 million compared with December 31, 2007, with a decrease of $20 million related to foreign currency translation.

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

Cash Flows from Operating Activities:

	Nine months ended
	September 30
(Millions)	2008	2007

Net income	$2,924	$3,245
Depreciation and amortization	846	796
Company pension contributions	(340)	(371)
Company postretirement contributions	(2)	(2)
Company pension expense	63	133
Company postretirement expense	14	55
Stock-based compensation expense	164	182
Loss/(gain) from sale of businesses	23	(854)
Income taxes (deferred and accrued income taxes)	(40)	(94)
Excess tax benefits from stock-based compensation	(21)	(65)
Accounts receivable	(369)	(458)
Inventories	(179)	(89)
Accounts payable	(36)	60
Product and other insurance receivables and claims	130	145
Other — net	231	36
Net cash provided by operating activities	$3,408	$2,719

Cash flows from operating activities can fluctuate significantly from period to period, as pension funding decisions, tax timing differences and other items can significantly impact cash flows. In addition, higher September 2008 sales compared to December 2007 negatively impacts working capital, especially accounts receivable. In the first nine months of 2008, cash flows provided by operating activities increased by $689 million compared to the first nine months of 2007. Net income decreased $321 million when compared to the first nine months of 2007, primarily impacted by the combined after-tax impact of the gain on sale of the branded pharmaceuticals business in Europe and the sale of 3M’s Opticom Priority Control Systems and Canoga Traffic Detection businesses, net of restructuring expenses and an increase in environmental liabilities. Combined, these items increased net income by $460 million in the first nine months of 2007. Since the pharmaceuticals gain increased net income in 2007, the pre-tax gain from the sale of the pharmaceuticals business must be subtracted, as shown above, to properly reflect operating cash flows. The cash proceeds from sale of the pharmaceuticals business are shown as part of cash from investing activities; however, when the related taxes are paid they are required to be shown as part of cash provided by operating activities. Thus, operating cash flows for the first nine months of 2007 were penalized due to cash income tax payments of approximately $540 million in the first nine months of 2007 that related to the sale of portions of the global branded pharmaceuticals business. Non-pharmaceutical related cash income tax payments in the first nine months of 2008 were approximately $300 million higher than in the first nine months of 2007 due to normal timing differences in tax payments, negatively impacting cash flows.

Cash Flows from Investing Activities:

	Nine months ended
	September 30
(Millions)	2008	2007

Purchases of property, plant and equipment (PP&E)	$(1,008)	$(1,031)
Proceeds from sale of PP&E and other assets	80	90
Acquisitions, net of cash acquired	(834)	(255)
Proceeds from sale of businesses	88	897
Purchases and proceeds from sale or maturities of marketable securities and investments - net	(335)	(879)
Net cash used in investing activities	$(2,009)	$(1,178)

Investments in property, plant and equipment enable growth in diverse markets, helping to meet product demand and increasing manufacturing efficiency. Capital expenditures were $1.008 billion in the first nine months of 2008, a decrease of $23 million compared to the first nine months of 2007. The Company expects capital expenditures to total approximately $1.3 to $1.4 billion for total year 2008, compared with $1.422 billion in 2007.

In March 2008, 3M entered into a sale-leaseback relative to an administrative location in Italy. 3M anticipates leasing back the facility through late 2009 at which time a new location will be utilized. Because only a small portion of the proceeds was received through June 2008 coupled with required deferral of a portion of the gain from the sale over the leaseback period, no material gain was recorded until the remaining proceeds were received in September 2008. This resulted in a pre-tax gain of approximately 29 million Euros ($41 million) in the third quarter of 2008.

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

In the Consolidated Statement of Cash Flows, purchases of marketable securities and investments, and proceeds from sale or maturities of marketable securities and investments are primarily attributable to asset-backed securities and other marketable securities, which are classified as available-for-sale. Interest rate risk and credit risk related to the underlying collateral may impact the value of investments in asset-backed securities, while factors such as general conditions in the overall credit market and the nature of the underlying collateral may affect the liquidity of investments in asset-backed securities. The coupon interest rate for asset-backed securities are either fixed rate or floating rate.  Floating rate coupons reset monthly or quarterly based upon the corresponding monthly or quarterly LIBOR rate. Each individual floating rate security has a coupon based upon the respective LIBOR rate +/- an amount reflective of the credit risk of the issuer and the underlying collateral. Terms of the reset are unique to individual securities. Fixed rate coupons are established at the time the security is issued and are based upon a spread to a related maturity treasury bond. The spread against the treasury bond is reflective of the credit risk of the issuer and the underlying collateral on the original issue date. 3M does not currently expect risk related to its holdings in asset-backed securities to materially impact its financial condition or liquidity. Refer to Note 7 for more details about 3M’s diversified marketable securities portfolio, which totaled $1.379 billion as of September 30, 2008.

Cash Flows from Financing Activities:

	Nine months ended
	September 30
(Millions)	2008	2007

Change in short-term debt – net	$1,562	$(144)
Repayment of debt (maturities greater than 90 days)	(930)	(1,071)
Proceeds from debt (maturities greater than 90 days)	862	2,843
Total cash change in debt	$1,494	$1,628
Purchases of treasury stock	(1,597)	(2,756)
Reissuances of treasury stock	257	689
Dividends paid to stockholders	(1,052)	(1,039)
Distributions to minority interests and other — net	(5)	41
Net cash used in financing activities	$(903)	$(1,437)

Total debt at September 30, 2008, was $7.036 billion, up from $4.920 billion at December 31, 2007. In the first nine months of 2008, the increase in short-term debt is primarily related to commercial paper activity. Repayment of debt primarily represents debt acquired upon the acquisition of Aearo that was immediately repaid and repayment of commercial paper with maturities greater than 90 days. Proceeds from debt included a five-year, $850 million, fixed rate note issued in August 2008 with a coupon rate of 4.375% (refer to Note 8 for more information). Total debt was 37 percent of total capital (total capital is defined as debt plus equity), compared with 30 percent at year-end 2007. The Company’s purchases of treasury stock totaled $1.597 billion in the first nine months of 2008, a decrease compared to the first nine months of 2007 when the Company bought back $2.756 billion in shares.

Repurchases of common stock are made to support the Company’s stock-based employee compensation plans and for other corporate purposes. In February 2007, 3M’s Board of Directors approved a two-year share repurchase authorization of up to $7.0 billion for the period from February 12, 2007 to February 28, 2009. As of September 30, 2008, the Company has $2.6 billion remaining under this authorization, which the Company does not currently expect to fully utilize by February 28, 2009. Refer to the table titled “Issuer Purchases of Equity Securities” in Part II, Item 2, for more information.

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

Related Party Activity Update:

As of the date of this filing, due to recent changes in Board of Directors memberships at other companies involving 3M executives or 3M Board members, 3M reviewed its related party activity. Based on this review, 3M determined that these recent changes would not materially impact amounts for related party purchases, sales or indebtedness as reported in Note 13 in 3M’s Form 8-K dated May 19, 2008, which updated its 2007 Annual Report on Form 10-K. These recent changes would increase receivables due from related parties by an estimated $65 million as of September 30, 2008 when compared to previously reported amounts.

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

Forward-looking statements relate to future events and typically address the Company’s expected future business and financial performance. Words such as  “plan,” “expect,” “aim,” “believe,” “project,” “target,” “anticipate,” “intend,” “estimate,” “will,” “should,” “could” and other words and terms of similar meaning, typically identify such forward-looking statements. In particular, these include statements about: (1) worldwide economic and capital markets conditions; (2) competitive conditions and customer preferences; (3) foreign currency exchange rates and fluctuations in those rates; (4) the timing and acceptance of new product offerings; (5) the availability and cost of purchased components, compounds, raw materials and energy (including oil and natural gas and their derivatives) due to shortages, increased demand or supply interruptions (including those caused by natural and other disasters and other events); (6) the impact of acquisitions, strategic alliances, divestitures, and other unusual events resulting from portfolio management actions and other evolving business strategies, and possible organizational restructuring; (7) expected productivity improvements; and (8) legal proceedings. The Company assumes no obligation to update or revise any forward-looking statements.

Forward-looking statements are based on certain assumptions and expectations of future events and trends that are subject to risks and uncertainties. Actual future results and trends may differ materially from historical results or those reflected in any such forward-looking statements depending on a variety of factors. Discussion of these factors is incorporated by reference from Part II, Item 1A, “Risk Factors”, of this document and should be considered an integral part of Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

In the context of Item 3, market risk refers to the risk of loss arising from adverse changes in financial and derivative instrument market rates and prices, such as fluctuations in interest rates and currency exchange rates. For a discussion of sensitivity analysis related to these types of market risks, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in 3M’s Current Report on Form 8-K dated May 19, 2008. Due to the recent capital and financial markets turmoil, 3M has provided additional market risk disclosures in this Quarterly Report on Form 10-Q, including MD&A discussion concerning the impacts of foreign currency exchange rate changes, discussion of critical accounting estimates (pension), and additional discussion of liquidity.

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

3M COMPANY

FORM 10-Q

For the Quarterly Period Ended September 30, 2008

PART II.  Other Information

Item 1. Legal Proceedings.

Discussion of legal matters is incorporated by reference from Part I, Item 1, Note 12, “Commitments and Contingencies”, of this document, and should be considered an integral part of Part II, Item 1, “Legal Proceedings”.

Item 1A. Risk Factors.

The most significant risk factors applicable to the Company are as follows:

* Results are impacted by the effects of, and changes in, worldwide economic and capital markets conditions. The Company operates in more than 60 countries and derives approximately 63% of its revenues from outside the United States. The Company’s business may be adversely affected by factors in the United States and other countries that are beyond its control, such as downturns in economic activity in a specific country or region, or in the various industries in which the Company operates; social, political or labor conditions in a specific country or region; or adverse changes in the availability and cost of capital, interest rates, tax, or regulations in the jurisdictions in which the company operates.

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

* The Company’s future results may be affected by various legal and regulatory proceedings, including those involving product liability, antitrust, environmental or other matters. The outcome of these legal proceedings may differ from the Company’s expectations because the outcomes of litigation, including regulatory matters, are often difficult to reliably predict. Various factors or developments can lead the Company to change current estimates of liabilities and related insurance receivables where applicable, or make such estimates for matters previously not susceptible of reasonable estimates, such as a significant judicial ruling or judgment, a significant settlement, significant regulatory developments or changes in applicable law. A future adverse ruling, settlement or unfavorable development could result in future charges that could have a material adverse effect on the Company’s results of operations or cash flows in any particular period. For a more detailed discussion of the legal proceedings involving the Company and the associated accounting estimates, see the discussion in Note 12.

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

Issuer Purchases of Equity

Securities (registered pursuant to

Section 12 of the Exchange Act)

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (Millions)
January 1-31, 2008	1,876,312	$78.23	1,871,200	$4,002
February 1-29, 2008	2,281,560	$79.37	2,201,400	$3,828
March 1-31, 2008	2,153,150	$78.28	2,126,600	$3,662
Total January 1 - March 31, 2008	6,311,022	$78.66	6,199,200	$3,662
April 1-30, 2008	2,148,930	$78.82	2,103,100	$3,496
May 1-31, 2008	2,436,300	$77.12	2,368,400	$3,313
June 1-30, 2008	3,591,969	$73.42	3,586,500	$3,050
Total April 1 - June 30, 2008	8,177,199	$75.94	8,058,000	$3,050
July 1-31, 2008	2,507,271	$69.33	2,499,900	$2,876
August 1-31, 2008	2,036,795	$71.85	2,026,400	$2,731
September 1-30, 2008	2,183,018	$69.41	2,182,100	$2,579
Total July 1 - September 30, 2008	6,727,084	$70.12	6,708,400	$2,579
Total January 1 - September 30, 2008	21,215,305	$74.90	20,965,600	$2,579

(1) The total number of shares purchased includes: (i) shares purchased under the Board’s authorizations described above, and (ii) shares purchased in connection with the exercise of stock options (which combined totaled 5,112 shares in January 2008, 80,160 shares in February 2008, 26,550 shares in March 2008, 45,830 shares in April 2008, 67,900 shares in May 2008, 5,469 shares in June 2008, 7,371 shares in July 2008, 10,395 shares in August 2008 and 918 shares in September 2008).

Item 3. Defaults Upon Senior Securities. – No matters require disclosure.

Item 4. Submission of Matters to a Vote of Security Holders. – No matters require disclosure.

Item 5. Other Information.

As stated in our Form 8-K dated July 23, 2008, 3M announced the appointment of David W. Meline as 3M’s Vice President, Corporate Controller, effective September 1, 2008. In this position, Mr. Meline also serves as the chief accounting officer of the Company.

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

Date: October 31, 2008

By	/s/ Patrick D. Campbell
Patrick D. Campbell,

Senior Vice President and Chief Financial Officer

(Mr. Campbell is the Principal Financial Officer and has

been duly authorized to sign on behalf of the Registrant.)