Form 10-K
period 2008-12-31
3M CO
filed 2009-02-17
CIK 66740

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

                Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

                Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

                Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐     No  ☒

                The aggregate market value of voting stock held by nonaffiliates of the Registrant, computed by reference to the closing price and shares outstanding, was approximately $37.3 billion as of January 30, 2009 (approximately $48.6 billion as of June 30, 2008, the last business day of the Registrant’s most recently completed second quarter).

Shares of common stock outstanding at January 31, 2009: 693,791,556.

DOCUMENTS INCORPORATED BY REFERENCE

                Parts of the Company’s definitive proxy statement (to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year-end of December 31, 2008) for its annual meeting to be held on May 12, 2009, are incorporated by reference in this Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

This document (excluding exhibits) contains 104 pages.

The table of contents is set forth on page 2. The exhibit index begins on page 101.

3M COMPANY

FORM 10-K

For the Year Ended December 31, 2008

3M COMPANY

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2008

PART I

Item 1. Business.

3M Company was incorporated in 1929 under the laws of the State of Delaware to continue operations begun in 1902. The Company’s ticker symbol is MMM. As used herein, the term “3M” or “Company” includes 3M Company and its subsidiaries unless the context indicates otherwise. In this document, for any references to Note 1 through Note 19, refer to the Notes to Consolidated Financial Statements in Item 8.

Available Information

The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers, including the Company, that file electronically with the SEC. The public can obtain any documents that the Company files with the SEC at http://www.sec.gov. The Company files annual reports, quarterly reports, proxy statements and other documents with the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934 (Exchange Act). The public may read and copy any materials that the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

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

General

3M is a diversified technology company with a global presence in the following businesses: Industrial and Transportation; Health Care; Safety, Security and Protection Services; Consumer and Office; Display and Graphics; and Electro and Communications. 3M is among the leading manufacturers of products for many of the markets it serves. Most 3M products involve expertise in product development, manufacturing and marketing, and are subject to competition from products manufactured and sold by other technologically oriented companies.

At December 31, 2008, the Company employed 79,183 people (full-time equivalents), with 33,662 employed in the United States and 45,521 employed internationally.

Business Segments

As discussed in Note 17 to the Consolidated Financial Statements, effective in the first quarter of 2008, 3M made certain product moves between its business segments in its continuing effort to drive growth by aligning businesses around markets and customers. Segment information presented herein reflects the impact of these changes for all periods presented.

3M continues to manage its operations in six operating business segments: Industrial and Transportation; Health Care; Safety, Security and Protection Services; Consumer and Office; Display and Graphics; and Electro and Communications. 3M’s six business segments bring together common or related 3M technologies, enhancing the development of innovative products and services and providing for efficient sharing of business resources. These segments have worldwide responsibility for virtually all 3M product lines. Certain small businesses and lab-sponsored products, as well as various corporate assets and expenses, are not attributed to the business segments. Financial information and other disclosures relating to 3M’s business segments and operations in major geographic areas are provided in the Notes to Consolidated Financial Statements.

Industrial and Transportation Business: The Industrial and Transportation segment serves a broad range of markets, such as appliance, paper and packaging, food and beverage, electronics, automotive original equipment manufacturer (OEM) and automotive aftermarket (auto body shops and retail). Industrial and Transportation products include tapes, a wide variety of coated and non-woven abrasives, adhesives, specialty materials, filtration products, closure systems for personal hygiene products, and components and products that are used in the manufacture, repair and maintenance of automotive, marine, aircraft and specialty vehicles. The August 2005 acquisition of CUNO, Incorporated (“CUNO”) added a comprehensive line of filtration products for the separation, clarification and purification of fluids and gases.

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

Health Care Business: The Health Care segment serves markets that include medical clinics and hospitals, pharmaceuticals, dental and orthodontic practitioners, and health information systems. Products and services provided to these and other markets include medical and surgical supplies, skin health and infection prevention products, drug delivery systems, dental and orthodontic products, health information systems and anti-microbial solutions. As discussed in Note 2, the global branded pharmaceuticals business was sold in December 2006 and January 2007.

In the medical and surgical areas, 3M is a supplier of medical tapes, dressings, wound closure products, orthopedic casting materials, electrodes and stethoscopes. In infection prevention, 3M markets a variety of surgical drapes, masks and preps, as well as sterilization assurance equipment. Other products include drug delivery systems, such as metered-dose inhalers, transdermal skin patches and related components. Dental and orthodontic products include restoratives, adhesives, finishing and polishing products, crowns, impression materials, preventive sealants, professional tooth whiteners, prophylaxis and orthodontic appliances. In health information systems, 3M develops and markets computer software for hospital coding and data classification, and provides related consulting services. 3M provides microbiology products that make it faster and easier for food processors to test the microbiological quality of food.

Safety, Security and Protection Services Business: The Safety, Security and Protection Services segment serves a broad range of markets that increase the safety, security and productivity of workers, facilities and systems. Major product offerings include personal protection products, safety and security products, energy control products, cleaning and protection products for commercial establishment’s, track and trace solutions, and roofing granules for asphalt shingles. In August 2006, 3M completed the acquisition of Security Printing and Systems Limited, a producer of finished, personalized passports and secure cards, which expanded the 3M product line related to border and civil security solutions. In April 2008, 3M acquired Aearo Holding Corp., the parent company of Aearo Technologies Inc. (hereafter referred to as Aearo). Aearo manufactures and sells personal protection and energy absorbing products, which expanded 3M’s platform by adding hearing protection as well as eyewear and fall protection product lines to 3M’s existing line of respiratory products.

This segment’s products include certain maintenance-free and reusable respirators, personal protective equipment, electronic surveillance products, films that protect against counterfeiting, and reflective materials that are widely used on apparel, footwear and accessories, enhancing visibility in low-light situations. 3M’s Track and Trace Solutions business utilizes radio frequency identification (RFID) technology to provide a growing array of solutions — from library patron self-checkout systems to tracking packages. Other products include spill-control sorbents; Thinsulate™ Insulation and Thinsulate™ Lite Loft™ Insulation; 3M™ Scotchtint™ Window Film for buildings; 3M™ Ultra Safety and Security Window Film for property and personal protection during destructive weather conditions; nonwoven abrasive materials for floor maintenance and commercial cleaning; floor matting; and natural and color-coated mineral granules for asphalt shingles. In the second quarter of 2008, 3M completed the sale of its HighJump Software business which provided supply chain execution software solutions.

Consumer and Office Business: The Consumer and Office segment serves markets that include consumer retail, office retail, home improvement, building maintenance and other markets. Products in this segment include office supply products, stationery products, construction and home improvement products, home care products, protective material products and consumer health care products.

Major consumer and office products include Scotch® brand products, such as Scotch® Magic™ Tape, Scotch® Glue Stick and Scotch® Cushioned Mailer; Post-it® Products, such as Post-it® Flags, Post-it® Note Pads, Post-it® Labeling & Cover-up Tape, and Post-it® Pop-up Notes and Dispensers; construction and home improvement products, including surface-preparation and wood-finishing materials, Command™ Adhesive Products and Filtrete™ Filters for furnaces and air conditioners; home care products, including Scotch-Brite® Scour Pads, Scotch-Brite® Scrub Sponges, Scotch-Brite™ Microfiber Cloth products, O-Cel-O™ Sponges and Scotchgard™ Fabric Protectors; protective material products; certain maintenance-free respirators; and Nexcare™ Adhesive Bandages.

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

The optical film business provides films that serve numerous market segments of the electronic display industry. 3M provides distinct products for five market segments, including products for: 1) LCD computer monitors, 2) LCD televisions, 3) hand-held devices such as cellular phones, 4) notebook PCs and 5) automotive displays. Other optical products include desktop and notebook computer screen filters that address needs for light control, privacy viewing and glare reduction. In traffic safety systems, 3M provides reflective sheetings used on highway signs, vehicle license plates, construction work-zone devices, trucks and other vehicles, and also provides pavement marking systems. Major commercial graphics products include films, inks, digital signage systems and related products used to produce graphics for vehicles and signs. The projection systems business focuses on bringing technology to the projection market, including mobile display technology in addition to its visual communication products that serve the world’s office and education markets with overhead projectors and transparency films, as well as equipment and materials for electronic and multimedia presentations.

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

Major electronic and electrical products include packaging and interconnection devices; high-performance fluids used in the manufacture of computer chips, and for cooling electronics and lubricating computer hard disk drives; high- temperature and display tapes; insulating materials, including pressure-sensitive tapes and resins; and related items. 3M™ Flexible Circuits use electronic packaging and interconnection technology, providing more connections in less space, and are used in ink-jet print cartridges, cell phones and electronic devices. This segment serves the world’s telecommunications companies with a wide array of products for fiber-optic and copper-based telecommunications systems for rapid deployment in fixed and wireless networks. The 3M™ Aluminum Conductor Composite Reinforced (ACCR) electrical power cable, with an aluminum-based metal matrix at its core, increases transmission capacity for existing power lines. The touch systems business includes touch screens and touch monitors.

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

Research and Patents

Research and product development constitutes an important part of 3M’s activities and has been a major driver of 3M’s sales growth. Research, development and related expenses totaled $1.404 billion in 2008, $1.368 billion in 2007 and $1.522 billion in 2006. The global branded pharmaceuticals business, which was divested in December 2006 and January 2007, incurred research, development and related expenses of approximately $120 million in 2006. The 2006 amount also included a $95 million in-process research and development charge (discussed in Note 2) and $75 million in restructuring actions (Note 4). Research and development, covering basic scientific research and the application of scientific advances in the development of new and improved products and their uses, totaled $851 million in 2008, $788 million in 2007 and $943 million in 2006. Related expenses primarily include technical support provided by 3M to customers who are using existing 3M products, and internally developed patent costs, which include costs and fees incurred to prepare, file, secure and maintain patents.

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

Raw Materials

In 2008, the Company experienced cost increases affecting metals, wood pulp and oil-derived raw materials. To date, the Company is receiving sufficient quantities of all raw materials to meet its reasonably foreseeable production requirements. It is impossible to predict future shortages of raw materials or the impact any such shortages would have. 3M has avoided disruption to its manufacturing operations through careful management of existing raw material inventories and development and qualification of additional supply sources. 3M manages commodity price risks through negotiated supply contracts, price protection agreements and forward physical contracts.

Environmental Law Compliance

3M’s manufacturing operations are affected by national, state and local environmental laws around the world. 3M has made, and plans to continue making, necessary expenditures for compliance with applicable laws. 3M is also involved in remediation actions relating to environmental matters from past operations at certain sites (refer to “Environmental and Other Liabilities and Insurance Receivables” in Note 14, Commitments and Contingencies).

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

In 2008, 3M expended about $26 million for capital projects related to protecting the environment. This amount excludes expenditures for remediation actions relating to existing matters caused by past operations that do not contribute to current or future revenues, which are expensed. Capital expenditures for environmental purposes have included pollution control devices — such as wastewater treatment plant improvements, scrubbers, containment structures, solvent recovery units and thermal oxidizers — at new and existing facilities constructed or upgraded in the normal course of business. Consistent with the Company’s policies stressing environmental responsibility, capital expenditures (other than for remediation projects) for known projects are presently expected to be about $20 million over the next two years for new or expanded programs to build facilities or modify manufacturing processes to minimize waste and reduce emissions.

While the Company cannot predict with certainty the future costs of such cleanup activities, capital expenditures or operating costs for environmental compliance, the Company does not believe they will have a material effect on its capital expenditures, earnings or competitive position.

Executive Officers

Following is a list of the executive officers of 3M, and their age, present position, the year elected to their present position and other positions they have held during the past five years. No family relationships exist among any of the executive officers named, nor is there any undisclosed arrangement or understanding pursuant to which any person was selected as an officer. This information is presented as of the date of the 10-K filing (February 13, 2009).

Name	Age	Present Position	Year Elected to Present Position	Other Positions Held During 2004-2008
George W. Buckley	61	Chairman of the Board, President and	2005	Chairman and Chief Executive Officer,
		Chief Executive Officer		Brunswick Corporation, 2000-2005

Patrick D. Campbell	56	Senior Vice President and	2002
		Chief Financial Officer

Joe E. Harlan	49	Executive Vice President,	2004	President and Chairman of the Board,
		Electro and Communications Business		Sumitomo 3M Limited, 2003-2004

Michael A. Kelly	52	Executive Vice President,	2006	Division Vice President, Occupational
		Display and Graphics Business		Health and Environmental Safety
				Division, 2003-2006

Angela S. Lalor	43	Senior Vice President,	2006	Staff Vice President, Human Resources
		Human Resources		Operations, 2005
				Executive Director, Human Resources
				Operations, 2004-2005
				Director, Compensation and Employee
				Administration, 2002-2004

Jean Lobey	56	Executive Vice President,	2005	Managing Director, 3M Brazil,
		Safety, Security and Protection		2003-2004
		Services Business

Robert D. MacDonald	58	Senior Vice President,	2004	Division Vice President, Automotive
		Marketing and Sales		Aftermarket Division, 2002-2004

Moe S. Nozari	66	Executive Vice President,	2002
		Consumer and Office Business

Frederick J. Palensky	59	Executive Vice President,	2006	Executive Vice President, Enterprise
		Research and Development and		Services, 2005-2006
		Chief Technology Officer		Executive Vice President, Safety,
				Security and Protection Services
				Business, 2002-2005

Brad T. Sauer	49	Executive Vice President,	2004	Executive Vice President, Electro and
		Health Care Business		Communications Business,
				2002-2004

Hak Cheol Shin	51	Executive Vice President,	2006	Executive Vice President,
		Industrial and Transportation Business		Industrial Business, 2005
				Division Vice President, Industrial
				Adhesives and Tapes Division,
				2003-2005

Marschall I. Smith	64	Senior Vice President,	2007	Vice President and General Counsel
		Legal Affairs and General Counsel		Brunswick Corporation, 2001-2007

Inge G. Thulin	55	Executive Vice President,	2004	Vice President, Asia Pacific; and
		International Operations		Executive Vice President,
				International Operations, 2003-2004

John K. Woodworth	57	Senior Vice President,	2006	Vice President, Asia Pacific, 2004-2006
		Corporate Supply Chain Operations		Division Vice President, Electronic
				Solutions Division, 2003-2004

Item 1A. Risk Factors

Our disclosure and analysis in this Annual Report on Form 10-K contain forward-looking statements that relate to future events and typically address the Company’s expected future business and financial performance based on certain assumptions. These assumptions and expectations of future events and trends are subject to risks and uncertainties. Depending on a variety of factors, actual future results and trends may differ materially from historical results or those reflected in any such forward-looking statements. Provided below is a cautionary discussion of what we believe to be the most significant risk factors applicable to the Company. Discussion of these factors is incorporated by reference into and considered an integral part of Part II, Item 7, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations.”

* Results are impacted by the effects of, and changes in, worldwide economic and capital markets conditions. The Company operates in more than 60 countries and derives approximately 64 percent of its revenues from outside the United States. The Company’s business may be adversely affected by factors in the United States and other countries that are beyond its control, such as disruptions in financial markets or downturns in economic activity in specific countries or regions, or in the various industries in which the Company operates; social, political or labor conditions in specific countries or regions; or adverse changes in the availability and cost of capital, interest rates, tax rates, or regulations in the jurisdictions in which the Company operates.

* The Company’s credit ratings are important to 3M’s cost of capital.  The major rating agencies routinely evaluate the Company’s credit profile and have assigned debt ratings to 3M that are near the top of the ratings spectrum. This evaluation is based on a number of factors, which include financial strength, business and financial risk, as well as transparency with rating agencies and timeliness of financial reporting. The Company has an AA credit rating, with a stable outlook, from Standard & Poor’s and an Aa1 credit rating, with a negative outlook, from Moody’s Investors Service.  The Company’s strong ratings serve to lower 3M’s borrowing costs and facilitate access to a variety of lenders. Failure to maintain the current ratings level could adversely affect the Company’s cost of funds, liquidity and access to capital markets.

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

* Foreign currency exchange rates and fluctuations in those rates may affect the Company’s ability to realize projected growth rates in its sales and earnings. Because the Company’s financial statements are denominated in U.S. dollars and approximately 64 percent of the Company’s revenues are derived from outside the United States, the Company’s results of operations and its ability to realize projected growth rates in sales and earnings could be adversely affected if the U.S. dollar strengthens significantly against foreign currencies.

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

* The Company’s future results may be affected by various legal and regulatory proceedings, including those involving product liability, antitrust, environmental or other matters. The outcome of these legal proceedings may differ from the Company’s expectations because the outcomes of litigation, including regulatory matters, are often difficult to reliably predict. Various factors or developments can lead the Company to change current estimates of liabilities and related insurance receivables where applicable, or make such estimates for matters previously not susceptible of reasonable estimates, such as a significant judicial ruling or judgment, a significant settlement, significant regulatory developments or changes in applicable law. A future adverse ruling, settlement or unfavorable development could result in future charges that could have a material adverse effect on the Company’s results of operations or cash flows in any particular period. For a more detailed discussion of the legal proceedings involving the Company and the associated accounting estimates, see the discussion in Note 14.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

3M’s general offices, corporate research laboratories, and certain division laboratories are located in St. Paul, Minnesota. The Company operates 82 manufacturing facilities in 29 states. The Company operates 102 manufacturing and converting facilities in 35 countries outside the United States.

3M owns substantially all of its physical properties. 3M’s physical facilities are highly suitable for the purposes for which they were designed. Because 3M is a global enterprise characterized by substantial intersegment cooperation, properties are often used by multiple business segments.

Item 3. Legal Proceedings.

Discussion of legal matters is incorporated by reference from Part II, Item 8, Note 14, “Commitments and Contingencies,” of this document, and should be considered an integral part of Part I, Item 3, “Legal Proceedings.”

Item 4. Submission of Matters to a Vote of Security Holders.

None in the quarter ended December 31, 2008.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Equity compensation plans’ information is incorporated by reference from Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” of this document, and should be considered an integral part of Item 5. At January 30, 2009, there were 116,366 shareholders of record. 3M’s stock is listed on the New York Stock Exchange, Inc. (NYSE), the Chicago Stock Exchange, Inc., and the SWX Swiss Exchange. Cash dividends declared and paid totaled $.50 per share for each quarter of 2008, and $.48 per share for each quarter of 2007. Stock price comparisons follow:

Stock price comparisons (NYSE composite transactions)

(Per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
2008 High	$84.76	$83.22	$74.71	$68.31	$84.76
2008 Low	72.05	68.61	65.51	50.01	50.01
2007 High	$79.88	$89.03	$93.98	$97.00	$97.00
2007 Low	72.90	75.91	83.21	78.98	72.90

Issuer Purchases of Equity Securities

Repurchases of common stock are made to support the Company’s stock-based employee compensation plans and for other corporate purposes. In February 2007, 3M’s Board of Directors authorized a two-year share repurchase of up to $7.0 billion for the period from February 12, 2007 to February 28, 2009. In February 2009, 3M’s Board of Directors extended this share repurchase authorization until the remaining $2.6 billion (as of December 31, 2008) is fully utilized.

Issuer Purchases of Equity

Securities (registered pursuant to

Section 12 of the Exchange Act)

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
				(Millions)
January 1-31, 2008	1,876,312	$78.23	1,871,200	$4,002
February 1-29, 2008	2,281,560	$79.37	2,201,400	$3,828
March 1-31, 2008	2,153,150	$78.28	2,126,600	$3,662
Total January 1 — March 31, 2008	6,311,022	$78.66	6,199,200	$3,662
April 1-30, 2008	2,148,930	$78.82	2,103,100	$3,496
May 1-31, 2008	2,436,300	$77.12	2,368,400	$3,313
June 1-30, 2008	3,591,969	$73.42	3,586,500	$3,050
Total April 1 — June 30, 2008	8,177,199	$75.94	8,058,000	$3,050
July 1-31, 2008	2,507,271	$69.33	2,499,900	$2,876
August 1-31, 2008	2,036,795	$71.85	2,026,400	$2,731
September 1-30, 2008	2,183,018	$69.41	2,182,100	$2,579
Total July 1 — September 30, 2008	6,727,084	$70.12	6,708,400	$2,579
October 1-31, 2008	198,338	$66.14	190,000	$2,567
November 1-30, 2008	6,196	$58.83	—	$2,567
December 1-31, 2008	4,163	$57.13	—	$2,567
Total October 1 — Dec. 31, 2008	208,697	$65.75	190,000	$2,567
Total January 1 — December 31, 2008	21,424,002	$74.81	21,155,600	$2,567

(1) The total number of shares purchased includes: (i) shares purchased under the Board’s authorizations described above, and (ii) shares purchased in connection with the exercise of stock options (which totaled 5,112 shares in January 2008, 80,160 shares in February 2008, 26,550 shares in March 2008, 45,830 shares in April 2008, 67,900 shares in May 2008, 5,469 shares in June 2008, 7,371 shares in July 2008, 10,395 shares in August 2008, 918 shares in September 2008, 8,338 shares in October 2008, 6,196 shares in November 2008, and 4,163 shares in December 2008).

Item 6. Selected Financial Data.

(Dollars in millions, except per share amounts)	2008	2007	2006	2005	2004
Years ended December 31:
Net sales	$25,269	$24,462	$22,923	$21,167	$20,011
Income before cumulative effect of accounting change	3,460	4,096	3,851	3,146	2,841
Per share of common stock:
Income before cumulative effect of accounting change — basic	4.95	5.70	5.15	4.11	3.64
Income before cumulative effect of accounting change — diluted	4.89	5.60	5.06	4.03	3.56
Cash dividends declared and paid	2.00	1.92	1.84	1.68	1.44
At December 31:
Total assets	$25,547	$24,694	$21,294	$20,541	$20,723
Long-term debt (excluding portion due within one year) and long-term capital lease obligations	5,224	4,088	1,112	1,368	798

The above income and earnings per share information exclude a cumulative effect of accounting change in 2005 ($35 million, or 5 cents per diluted share). Refer to Note 1 (conditional asset retirement obligations accounting policy) for more detail.

Items included in the preceding table which had a significant impact on results are summarized as follows. 2008 results included net losses that decreased operating income by $269 million and net income by $194 million. 2008 included restructuring actions ($229 million pre-tax, $147 million after-tax and minority interest), exit activities ($58 million pre-tax, $43 million after-tax) and losses related to the sale of businesses ($23 million pre-tax, $32 million after-tax), which were partially offset by a gain on sale of real estate ($41 million pre-tax, $28 million after-tax). 2007 results included net gains that increased operating income by $681 million and net income by $448 million. 2007 included gains related to the sale of businesses ($849 million pre-tax, $550 million after-tax) and a gain on sale of real estate ($52 million pre-tax, $37 million after-tax), which were partially offset by increases in environmental liabilities ($134 million pre-tax, $83 million after-tax), restructuring actions ($41 million pre-tax, $27 million after-tax), and exit activities ($45 million pre-tax, $29 million after-tax). 2006 results included net gains that increased operating income by $523 million and net income by $438 million. 2006 included net benefits from gains related to the sale of certain portions of 3M’s branded pharmaceuticals business ($1.074 billion pre-tax, $674 million after-tax) and favorable income tax adjustments ($149 million), which were partially offset by restructuring actions ($403 million pre-tax, $257 million after-tax), acquired in-process research and development expenses ($95 million pre-tax and after-tax), settlement costs of an antitrust class action ($40 million pre-tax, $25 million after-tax), and environmental obligations related to the pharmaceuticals business ($13 million pre-tax, $8 million after-tax). 2005 results included charges that reduced income before cumulative effect of accounting change by $75 million. This related to a tax liability resulting from 3M’s reinvestment of approximately $1.7 billion of foreign earnings in the United States pursuant to the repatriation provisions of the American Jobs Creation Act of 2004.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to provide a reader of 3M’s financial statements with a narrative from the perspective of management. 3M’s MD&A is presented in nine sections:

		Beginning page
•	Overview	12
•	Results of Operations	16
•	Performance by Business Segment	19
•	Performance by Geographic Area	29
•	Critical Accounting Estimates	30
•	New Accounting Pronouncements	32
•	Financial Condition and Liquidity	32
•	Financial Instruments	38
•	Forward-Looking Statements	38

OVERVIEW

3M is a diversified global manufacturer, technology innovator and marketer of a wide variety of products. As discussed in Note 17 to the Consolidated Financial Statements, effective in the first quarter of 2008, 3M made certain product moves between its business segments. The financial information presented herein reflects the impact of these changes for all periods presented. 3M manages its operations in six operating business segments: Industrial and Transportation; Health Care; Safety, Security and Protection Services; Consumer and Office; Display and Graphics; and Electro and Communications.

3M had record sales in 2008 despite a dramatic fourth-quarter 2008 economic downturn. 3M is responding to this lower demand with aggressive cost and cash management, along with tighter operational discipline. 3M expects to manage through these worldwide market challenges and is positioning itself to benefit when growth returns. 3M streamlined its operations through 2008 and will continue to optimize to protect against the downside throughout 2009. In the fourth quarter of 2008 alone, 3M announced reductions of over 2,400 full-time positions worldwide, which brought total year reductions to approximately 3,500. These job eliminations spanned all sectors and all geographies, but were particularly focused on those developed economies experiencing the most sales pressure. In addition, 3M has furloughed factory workers until production volumes return to more normal levels and contract workers are also being reduced to only those considered essential. These 2008 actions in total are expected to save the Company $250 to $300 million in 2009. 3M also decided to defer merit pay increases in 2009 except in those cases where local laws prohibit it, with estimated cost-avoidance of approximately $100 million in 2009. In addition, 3M has amended its practice on banked vacation — effectively phasing it out — which will reduce expenses by an estimated $100 million in both 2009 and 2010.

While this market is difficult to predict, in 2009 for planning purposes, 3M is assuming year-on-year declines in organic sales volume, negative foreign currency impacts on sales, operating margin declines, and earnings per share declines. 3M will work to conserve cash by reducing capital expenditures by more than 30 percent in 2009 and by focusing on reducing working capital. 3M has halted stock repurchases until the credit market offers more visibility. The strength of 3M’s customer focused diversified business and technology platforms, unparalled geographic reach, and relentless attention to operational excellence, along with 3M’s balance sheet strength, provide a strong foundation for stability and consistency in an uncertain global economy.

For the three months ended December 31, 2008, sales decreased 11.2 percent compared to the same period last year, due to an increasingly challenging global economy. Local currency sales (which include volume, selling price and acquisition impacts, but exclude divestiture and translation impacts) increased in Safety, Security and Protection Services and in Health Care. Sales in local currencies for the other four business segments dropped during the fourth quarter. Fourth quarter 2008 net income was $536 million, or $0.77 per diluted share, compared to $851 million, or $1.17 per diluted share in the fourth quarter of 2007. In response to difficult economic conditions, in the fourth-quarter of 2008, 3M took actions which resulted in net pre-tax charges of $219 million for restructuring actions and exit activities, which reduced net income by $140 million, or $0.20 per diluted share, as 3M aggressively balanced its cost structure to a slower growth environment. The fourth quarter of 2007 included net pre-tax charges of $20 million related to restructuring, exit activities and a loss on sale of businesses, which reduced net income by $12 million, or $0.02 per diluted share. Refer to the “Special Items” summary at the end of this overview section for more detail on these items that impacted results.

For total year 2008, sales increased 3.3 percent to $25.3 billion, with local-currency sales up 1.4 percent. Operating income margins were 20.6 percent, including restructuring and other items that negatively impacted operating income by $269 million, or 1.1 percentage points. In addition to the fourth quarter items noted in the preceding paragraph, refer to the “Special Items” summary at the end of this overview section for discussion of other items impacting results. In 2008, restructuring and other special items negatively impacted net income by $194 million, or $0.28 per diluted share. In 2007, the largest special item was the gain on sale of businesses, primarily the global branded pharmaceuticals business in Europe, which, combined with other items, benefited 2007 net income by $448 million, or $0.62 per diluted share. Including these special items, 3M reported net income of $3.460 billion, or $4.89 per diluted share for 2008, compared to net income of $4.096 billion, or $5.60 per diluted share, for 2007.

In December 2006 and January 2007, 3M completed the sale of its branded pharmaceuticals business, resulting in gains in the fourth quarter of 2006 and first quarter of 2007. In addition, 3M recorded a gain related to the sale of its Opticom Priority Control Systems and Canoga Traffic Detection businesses in the second quarter of 2007. In both 2007 and 2006, these gains on sale of businesses were partially offset by restructuring and the net impact of other special items. Refer to “Special Items” at the end of this overview section for additional details. Including these special items, in 2007, 3M reported net sales of $24.462 billion and net income of $4.096 billion, or $5.60 per diluted share, compared with net sales of $22.923 billion and net income of $3.851 billion, or $5.06 per diluted share, in 2006. Excluding the special items in both years, the Company still achieved strong underlying operating performance, helped by a 6.7 percent increase in net sales, which included the divestiture impacts discussed above that reduced sales growth by 3.8 percent.

The following table contains sales and operating income results by business segment for the years ended December 31, 2008 and 2007. Refer to the Performance by Business Segment section for discussion of the gain or loss on sale of businesses, restructuring and other items that impacted reported operating income results.

							2008 vs. 2007
	2008			2007			% change
	Net	% of	Oper.	Net	% of	Oper.	Net	Oper.
(Dollars in millions)	Sales	Total	Income	Sales	Total	Income	Sales	Income
Business Segments
Industrial and Transportation	$7,818	30.9%	$1,477	$7,266	29.7%	$1,497	7.6%	(1.4)%
Health Care	4,293	17.0%	1,173	3,968	16.2%	1,882	8.2%	(37.7)%
Safety, Security and Protection Services	3,642	14.4%	736	3,070	12.6%	611	18.6%	20.4%
Consumer and Office	3,448	13.6%	663	3,411	13.9%	692	1.1%	(4.1)%
Display and Graphics	3,255	12.9%	580	3,904	16.0%	1,163	(16.6)%	(50.1)%
Electro and Communications	2,791	11.0%	531	2,763	11.3%	492	1.0%	8.0%
Corporate and Unallocated	22	0.2%	58	80	0.3%	(144)

Total Company	$25,269	100%	$5,218	$24,462	100%	$6,193	3.3%	(15.7)%

In 2008, worldwide sales growth was broad-based, with five of six segments experiencing sales growth for the year. Safety, Security and Protection Services sales growth was led by acquisitions, primarily Aearo, along with organic growth in personal protection solutions, protective window films and cleaning solutions for commercial buildings, and RFID solutions (Track and Trace). Geographic area sales growth in this business segment was strong in every region, helped by Aearo, with organic sales growth led by Asia Pacific and Latin America. Health Care sales growth was strongest in orthodontics, dental and medical, with positive sales growth in all major geographies, led by Asia Pacific and Latin America. Industrial and Transportation had broad-based sales growth across the portfolio and all major geographies, with strong sales growth in industrial adhesives and tapes, automotive aftermarket, abrasives, and closure systems for personal hygiene products. Sales in Consumer and Office were led by the home care and do-it-yourself markets, with sales growth geographically led by Asia Pacific and Latin America. Consumer and Office experienced weakness in 2008 as slowdowns in the U.S. office markets and residential housing markets persist. Electro and Communications sales growth was led by electrical markets and electronic markets materials, with geographic sales growth strongest in Asia Pacific and Latin America. The electronics solutions and communications markets businesses remain soft. 3M also continued to experience declines in the flexible circuits business, where a number of product solutions are going end-of-life. Within Display and Graphics, positive sales growth in Traffic Safety Systems and Commercial Graphics was more than offset by lower sales in Optical Systems. Optical Systems sales were down 34 percent when compared to 2007, resulting in a sales decline for total Display and Graphics of 16.6 percent. Selling price and attachment rate pressure remain intense in segments of the LCD market as OEMs aggressively pursue cost reductions from their component suppliers, including 3M. In addition, demand dropped significantly in November and December of 2008 as numerous orders were canceled for large-size LCD panels due to weak holiday season sales, reflecting the global downturn in consumer and corporate demand. Refer to the Performance by Business Segment section for a more detailed discussion of the results of the respective segments.

Worldwide total sales growth was 3.3 percent in 2008. Local-currency sales growth was 1.4 percent for 2008, including a 3.3 percentage point benefit from acquisitions. Local-currency sales increased 18.3 percent in Safety, Security and Protection Services (including 14.1 percentage points from acquisitions), 6.8 percent in Health Care (including 1.7 percentage points from acquisitions) and 4.6 percent in Industrial and Transportation (including 3.9 percentage points from acquisitions). Local-currency sales declined 0.3 percent in Consumer and Office, 1.7 percent in Electro and Communications and 17.9 percent in Display and Graphics.

In 2007, worldwide total sales increased 6.7 percent. Local-currency sales growth was 7.3 percent, with organic local-currency growth of 4.9 percent (including 0.7 percentage point benefit from pharmaceuticals supply agreements) and acquisitions adding 2.4 percent. Divestitures, primarily the sale of the global branded pharmaceuticals business (Health Care segment), decreased worldwide sales growth by 3.8 percent. The sale of the pharmaceuticals business was not presented as a discontinued operation due to the extent of the projected continuing cash flows from 3M’s contractual supply relationship with the buyers in relation to those of the business that was sold.

Geographically, Latin America and Canada led local-currency sales growth in 2008, with a combined increase of 12.8 percent, followed by Europe, Middle East and Africa (hereafter referred to as Europe) with a 2.8 percent increase and the United States with a 2.7 percent increase. Local-currency sales in Asia Pacific declined 5.9 percent. Asia Pacific was negatively impacted by Optical Systems sales, which were down 34 percent in that region. Excluding Optical Systems, Asia Pacific sales increased nearly 6 percent on a local-currency basis. Of the local-currency sales growth, acquisitions contributed 3.2 percent to the combined Latin America and Canada, 3.2 percent to Europe, 5.3 percent to the United States, and 0.8 percent to Asia Pacific. Foreign currency translation positively impacted international sales by 3.4 percent, as the U.S. dollar weakened in aggregate against many currencies in these geographic areas. Foreign currency translation positively impacted Latin America and Canada by 2.4 percent, Europe by 4.0 percent and Asia Pacific by 3.2 percent. In the fourth quarter of 2008, foreign currency negatively impacted international sales by 7.5 percent. While difficult to predict given the current exchange rate volatility, foreign currency is also expected to have a significant negative impact in 2009.

Worldwide operating income for 2008 decreased 15.7 percent year-on-year, with most of this impact due to the year-on-year change in special items discussed at the end of this overview. In the preceding table, Health Care operating income in 2007 included significant gains related to the sale of portions of its pharmaceuticals business in 2007, negatively impacting the 2008 versus 2007 year-on-year comparisons for this business segment. Worldwide operating income margins were 20.6 percent in 2008, including a 1.1 percent penalty from special items in 2008. Operating income for 2007 increased 8.7 percent year-on-year, including a net 2.2 percentage point benefit from the impact of items discussed in “Special Items” below. Operating income margins were approximately 25 percent in both 2007 and 2006, with special items positively impacting these margins in both years by approximately 2.5 percentage points.

3M generated $4.533 billion of operating cash flow in 2008, an increase of $258 million compared to 2007, which followed an increase of $436 million when comparing 2007 to 2006. In 2008, 2007 and 2006, the Company utilized approximately $1.4 billion of cash each year to pay dividends. In 2008, repurchases of 3M common stock totaled approximately $1.6 billion, compared to $3.2 billion in 2007 and $2.4 billion in 2006. In February 2007, 3M’s Board of Directors authorized a two-year share repurchase of up to $7.0 billion for the period from February 12, 2007 to February 28, 2009. As of December 31, 2008, approximately $2.6 billion remained available for repurchase. In February 2009, 3M’s Board of Directors extended this share repurchase authorization until the remaining $2.6 billion is fully utilized. With the Company’s current emphasis on maintaining ample liquidity and enhancing balance sheet strength, share repurchase activity has been suspended. However, extension of this program will provide flexibility to resume repurchase activity when business conditions permit. In February 2009, 3M’s Board of Directors authorized a dividend increase of 2 percent for 2009, marking the 51st consecutive year of dividend increases for 3M. 3M’s debt to total capital ratio (total capital defined as debt plus equity) at December 31, 2008 was 40 percent, compared to 30 percent at December 31, 2007. A portion of the increase in debt was the result of a strategy to build and maintain a cash buffer in the U.S. in the current market environment. 3M has an AA credit rating from Standard & Poor’s, with a stable outlook, and an Aa1 credit rating from Moody’s Investors Service, with a negative outlook. The Company has sufficient access to capital markets to meet currently anticipated growth and acquisition investment funding needs.

In 2008, the Company experienced cost increases affecting metals, wood pulp and oil-derived raw materials. To date the Company is receiving sufficient quantities of all raw materials to meet its reasonably foreseeable production requirements. It is impossible to predict future shortages of raw materials or the impact any such shortages would have. 3M has avoided disruption to its manufacturing operations through careful management of existing raw material inventories and development and qualification of additional supply sources. 3M manages commodity price risks through negotiated supply contracts, price protection agreements and forward physical contracts.

In 2009, 3M is changing its annual stock option and restricted stock unit grant date to more closely align the award with the timing of the Company’s performance review process. In 2009 and forward, under the annual grant, 3M will grant shares in February instead of May as in previous years. Accounting rules requires recognition of expense under a non-substantive vesting period approach, requiring compensation expense recognition when an employee is eligible to retire. 3M employees in the United States are eligible to retire at age 55 and after having completed five years of service. Approximately 25 percent of the stock-based compensation award expense dollars are for this retiree-eligible population. Therefore, in 2006, 2007 and 2008 the second quarter of each year (because of the May grant date) reflected higher stock-based compensation expense than the other quarters. In 2009, the retiree-eligible impact will shift to the first quarter of 2009. In addition, both the first and second quarter of 2009 will reflect accelerated stock-based compensation expense related to the earlier February grant date. These and other factors result in a first quarter 2009 estimate of $0.08 per diluted share for stock-based compensation expense compared to $0.04 in the first quarter of 2008. In the second quarter of 2009 estimated stock-based compensation is estimated at $0.04 per diluted share compared to $0.06 in the second quarter of 2008. Refer to Note 16 for additional discussion of the Company’s stock-based compensation programs.

During 2008 the funded status of the Company’s global pension plans declined from 100 percent to 85 percent. As of December 31, 2008, the U.S. pension plans’ funded status was 89 percent with the qualified plan at 92 percent, and the international plans at 75 percent. By utilizing an effective hedging strategy for both fixed income and equity investments, the Company was able to limit the decline in U.S. pension plan’s assets to a negative 13.6% return in 2008, much better than the overall market. In 2009, the Company expects to contribute an amount in the range of $600 million to $850 million to its U.S. and international pension plans. The Company does not have a required minimum pension contribution obligation for its U.S. plans in 2009. The changes in 3M’s defined benefit pension and postretirement plans’ funded status, which are required to be measured as of each year-end, significantly impacted several balance sheet line amounts at December 31, 2008. In the fourth quarter of 2008, these required annual measurements decreased prepaid pension benefits’ assets by $1.7 billion, increased deferred taxes within other assets by $1.1 billion, increased pension and postretirement benefits’ long-term liabilities by $1.7 billion and decreased stockholders’ equity (reflected after taxes) by $2.3 billion. Other pension and postretirement changes during the year, such as contributions and amortization, also impacted these balance sheet captions. Refer to critical accounting estimates within MD&A and Note 11 (Pension and Postretirement Benefit Plans) for additional information concerning 3M’s pension and post-retirement plans.

The preceding forward-looking statements involve risks and uncertainties that could cause results to differ materially from those projected (refer to the forward-looking statements section in Item 7 and the risk factors provided in Item 1A for discussion of these risks and uncertainties).

Special Items:

Special items represent significant charges or credits that are important to understanding changes in the Company’s underlying operations.

In 2008, net losses for restructuring and other actions decreased operating income by $269 million and net income by $194 million, or $0.28 per diluted share. 2008 included restructuring actions ($229 million pre-tax, $147 million after-tax and minority interest), exit activities ($58 million pre-tax, $43 million after-tax) and losses related to the sale of businesses ($23 million pre-tax, $32 million after-tax), which were partially offset by a gain on sale of real estate ($41 million pre-tax, $28 million after-tax). Divestiture impacts, restructuring actions and exit activities are discussed in more detail in Note 2 (Acquisitions and Divestitures) and Note 4 (Restructuring Actions and Exit Activities). Concerning the real estate gain, 3M received proceeds and recorded a gain in 2008 for a sale-leaseback transaction relative to an administrative location in Italy. 3M anticipates leasing back the facility through late 2009 at which time a new location will be utilized.

In 2007, gains on sale of businesses and real estate, net of restructuring and other items, increased operating income by $681 million and net income by $448 million, or $0.62 per diluted share. 2007 included net benefits from gains related to the sale of businesses ($849 million pre-tax, $550 million after-tax) and a gain on sale of real estate ($52 million pre-tax, $37 million after-tax), which were partially offset by increases in environmental liabilities ($134 million pre-tax, $83 million after-tax), restructuring actions ($41 million pre-tax, $27 million after-tax), and other exit activities ($45 million pre-tax, $29 million after-tax). These items, except the gain on sale of real estate, are discussed in more detail in Note 2 (Acquisitions and Divestitures), Note 4 (Restructuring Actions and Exit Activities) and Note 14 (Commitments and Contingencies). Gains on sale of businesses include the second-quarter 2007 sale of 3M’s Opticom Priority Control Systems and Canoga Traffic Detection businesses, and the first-quarter 2007 sale of the global branded pharmaceuticals business in Europe. Concerning the real estate sale, 3M sold a laboratory facility located in Suwon, Korea.

In 2006, gains on sale of businesses, net of restructuring and other items, increased operating income by $523 million and net income by $438 million, or $0.57 per diluted share. 2006 included net benefits from gains related to the sale of certain portions of 3M’s branded pharmaceuticals business ($1.074 billion pre-tax, $674 million after-tax) and favorable income tax adjustments ($149 million), which were partially offset by restructuring actions ($403 million pre-tax, $257 million after-tax), acquired in-process research and development expenses ($95 million pre-tax and after-tax), settlement costs of an antitrust class action ($40 million pre-tax, $25 million after-tax), and environmental obligations related to the pharmaceuticals business ($13 million pre-tax, $8 million after-tax). These items, except the settlement costs and environmental obligations, are discussed in more detail in Note 2 (Acquisitions and Divestitures), Note 4 (Restructuring Actions and Exit Activities) and Note 8 (Income Taxes). Concerning settlement costs, the Company recorded $40 million in 2006 with respect to a settlement in principle related to the antitrust class action brought on behalf of direct purchasers who did not purchase private label tape. Concerning environmental obligations, the Company increased its reserves by $13 million during 2006 for estimated environmental remediation costs at a European pharmaceutical plant.

RESULTS OF OPERATIONS

Net Sales:

	2008			2007
	U.S.	Intl.	Worldwide	U.S.	Intl.	Worldwide
Net sales (millions)	$9,179	$16,090	$25,269	$8,987	$15,475	$24,462
% of worldwide sales	36.3%	63.7%		36.7%	63.3%
Components of net sales change:
Volume — organic	(5.0)%	(1.0)%	(2.4)%	1.6%	7.4%	5.1%
Volume — acquisitions	5.3	2.2	3.3	3.1	2.1	2.4
Price	2.4	(0.5)	0.5	1.0	(1.1)	(0.2)
Local-currency sales (including acquisitions)	2.7	0.7	1.4	5.7	8.4	7.3
Divestitures	(0.6)	(0.1)	(0.3)	(4.2)	(3.6)	(3.8)
Translation	—	3.4	2.2	—	5.2	3.2
Total sales change	2.1%	4.0%	3.3%	1.5%	10.0%	6.7%

In 2008, local-currency sales growth of 1.4 percent was led by the Safety, Security and Protection Services; Health Care; and Industrial and Transportation segments. Acquisitions increased 2008 sales by 3.3 percent, led by the April 2008 acquisition of Aearo. In 2007, local-currency sales growth of 7.3 percent was led by the Health Care; Safety, Security and Protection Services; Industrial and Transportation and Consumer and Office segments. Acquisitions increased 2007 sales by 2.4 percent, led by the August 2006 acquisition of Security Printing and Systems Limited and the late 2006 acquisitions of Softmed Systems Inc. and Biotrace International PLC. Refer to both the “Performance by Business Segment” and “Performance by Geographic Area” sections for additional discussion of sales change.

Operating Expenses:

				2008	2007
				Versus	Versus
(Percent of net sales)	2008	2007	2006	2007	2006
Cost of sales	52.9%	52.1%	51.1%	0.8%	1.0%
Selling, general and administrative expenses	20.8	20.5	22.1	0.3	(1.6)
Research, development and related expenses	5.6	5.6	6.6	—	(1.0)
(Gain)/loss on sale of businesses	0.1	(3.5)	(4.6)	3.6	1.1
Operating income	20.6%	25.3%	24.8%	(4.7)%	0.5%

As discussed in the preceding overview section, in 2008 the combination of restructuring actions, exit activities and a loss on sale of businesses, partially offset by a gain on sale of real estate, decreased operating income by $269 million, or 1.1 percent of net sales. In 2007, the gain on sale of businesses and real estate, net of environmental liability charges, restructuring and exit activities, benefited 2007 operating income by $681 million, or 2.8 percent of net sales. In 2006, the gain on sale of businesses, net of restructuring and other items, benefited 2006 operating income by $523 million, or 2.2 percent of net sales. The following tables summarize these items by operating expense category. Items included in the “Other” category of the table for 2006 are acquired in-process research and development expenses ($95 million), settlement costs of a antitrust class action ($40 million), and environmental obligations related to the pharmaceuticals business ($13 million).

	2008 Restructuring and Other Summary
			Loss	Gain on sale
	Restructuring	Exit	on sale of	of real
(Millions)	actions	activities	businesses	estate	Total
Cost of sales	$84	$38	$—	$—	$122
Selling, general and administrative expenses	135	17	—	(41)	111
Research, development and related expenses	10	3	—	—	13
Loss on sale of businesses	—	—	23	—	23
Total operating income penalty (benefit)	$229	$58	$23	$(41)	$269

	2007 Gain on Sale, Restructuring and Other Summary
	Gain on	Environ-	Restructuring	Gain on sale
	Sale of	mental	and exit	of real
(Millions)	businesses	liabilities	activities	estate	Total
Cost of sales	$—	$—	$64	$—	$64
Selling, general and administrative expenses	—	134	26	(52)	108
Research, development and related expenses	—	—	(4)	—	(4)
Gain on sale of businesses	(849)	—	—	—	(849)
Total operating income penalty (benefit)	$(849)	$134	$86	$(52)	$(681)

	2006 Gain on Sale, Restructuring and Other Summary
	Gain on sale of	Pharmaceuticals	Overhead	Business	Total
	pharmaceuticals	restructuring	reduction	specific	restructuring
(Millions)	business	actions	actions	actions	actions	Other	Total
Cost of sales	$—	$32	$24	$74	$130	$13	$143
Selling, general and administrative expenses	—	66	81	51	198	40	238
Research, development and related expenses	—	68	7	—	75	95	170
Gain on sale of businesses	(1,074)	—	—	—	—	—	(1,074)
Total operating income penalty (benefit)	$(1,074)	$166	$112	$125	$403	$148	$(523)

Cost of Sales:

Cost of sales includes manufacturing, engineering and freight costs. Cost of sales as a percent of net sales increased 0.8 percentage points in 2008 compared to 2007, with this increase primarily due to the decline in Optical Systems sales and the rapid volume declines of certain other businesses in the fourth quarter. For the majority of the year 3M’s broad-based portfolio performed as expected, with benefits from selling price increases, foreign currency translation, and a continuous focus on driving operational excellence, helping to offset raw material inflation of approximately 4 percent for 2008, compared with 2007. In 2008, restructuring and exit costs increased cost of sales by $122 million, or 0.4 percentage points as a percent of net sales, similar to the 0.3 percentage point impact in 2007, as discussed below.

Cost of sales as a percent of net sales increased 1.0 percentage point in 2007 compared to 2006, with this increase primarily due to the sale of the branded pharmaceuticals business, which had lower than average cost of sales. Raw material costs increased approximately 1 percent in 2007, compared with 2006. In 2007, restructuring and exit costs increased cost of sales by $64 million, or 0.3 percentage points. These charges primarily related to the consolidation of certain flexible circuit manufacturing operations, the phaseout of operations at the Company’s New Jersey roofing granule facility and charges related to the Company’s decision to close an Electro and Communications facility in Wisconsin. In 2006, restructuring and other items increased cost of sales by $143 million, or 0.7 percentage points.

Selling, General and Administrative Expenses:

Selling, general and administrative (SG&A) expenses as a percent of net sales increased 0.3 percentage points in 2008 when compared to 2007, or 4.6 percent in dollars. In 2008, SG&A expenses related to restructuring actions and exit activities were partially offset by a gain on sale of real estate, which combined increased SG&A by $111 million, or 0.5 percentage points, similar to the 0.4 percentage point impact in 2007, as discussed below. In the fourth quarter of 2008, as part of its restructuring program, 3M took aggressive actions to reduce general and administrative expenses and also pared back selling and marketing costs in certain businesses.

SG&A expenses as a percent of net sales decreased 1.6 percentage points in 2007 when compared to 2006, as expenses incurred in 2006 in the Company’s now-divested global branded pharmaceuticals business did not repeat in 2007. Non-pharmaceutical ongoing SG&A expenses, after adjusting for the following items, were up approximately 7 percent in dollars, as the Company invested in sales and marketing to support growth markets. In 2007, SG&A includes increases in environmental liabilities, restructuring charges and exit activities, net of the gain on sale of real estate ($108 million combined net expense), which increased SG&A as a percent of sales by 0.4 percentage points. 2006 included restructuring actions and settlement costs of a previously disclosed antitrust class action ($238 million combined expense), which increased 2006 SG&A as a percent of sales by 1.0 percentage points. In dollars, SG&A decreased $51 million when comparing 2007 to 2006, with the change in restructuring and other items year-on-year decreasing SG&A by $130 million, pharmaceutical SG&A spending decreasing $241 million and other SG&A spending increasing $320 million, or approximately 7 percent in dollars.

Research, Development and Related Expenses:

Research, development and related expenses (R&D) in 2008 as a percent of net sales was 5.6 percent, the same as in 2007, while spending in dollars increased. 3M’s long-term commitment to R&D is unchanged, but in the current economic environment 3M is closely scrutinizing all discretionary investments.

R&D as a percent of net sales decreased 1.0 percentage point in 2007 when compared to 2006, as expenses incurred in 2006 in the Company’s now-divested R&D-intensive pharmaceuticals business did not repeat in 2007. Non-pharmaceutical ongoing R&D expenses, after adjusting for the following items, were up approximately 11 percent in dollars, as the Company invested in future technologies and growth opportunities. 2006 spending included a $95 million in-process research and development charge (discussed in Note 2) and $75 million in restructuring actions (Note 4), which increased 2006 R&D as a percent of sales by 0.7 percentage points. In dollars, R&D spending decreased $154 million when comparing 2007 to 2006, with the change in restructuring and other items year-on-year decreasing R&D by $174 million, 2006 pharmaceutical SG&A spending decreasing $120 million and other R&D spending increasing $140 million, or approximately 11 percent in dollars.

(Gain)/Loss on Sale of Businesses:

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

Operating Income:

3M uses operating income as one of its primary business segment performance measurement tools. Operating income decreased in 2008 to 20.6 percent of sales, negatively impacted by restructuring actions, exit activities and a loss on sale of businesses that were partially offset by a gain on sale of real estate, which combined decreased operating income by 1.1 percentage points ($269 million). Operating income margins of 25.3 percent in 2007 were positively impacted by 2.8 percentage points ($681 million) from the gain on sale of businesses and real estate, net of environmental liabilities, restructuring and other exit activities. Operating income margins of 24.8 percent for 2006 were positively impacted by 2.2 percentage points ($523 million) from the gain on sale of portions of the pharmaceuticals business, net of restructuring and other actions. Adjusting for the preceding items, operating income margins in 2007 were similar to 2006.

Interest Expense and Income:

(Millions)	2008	2007	2006
Interest expense	$215	$210	$122
Interest income	(105)	(132)	(51)
Total	$110	$78	$71

Interest Expense: Interest expense increased slightly in 2008 compared to 2007, primarily related to higher average U.S. and international long-term debt balances, which were partially offset by lower short-term debt balances and interest rates. Interest expense increased in 2007 compared to 2006, primarily due to higher average debt balances and higher interest rates.

Interest Income: Interest income was lower in 2008 compared to 2007, primarily due to lower interest rates, which were partially offset by higher average cash and cash equivalent balances. Interest income increased in 2007 compared to 2006, primarily due to higher average cash, cash equivalent and marketable securities balances and higher interest rates.

Provision for Income Taxes:

(Percent of pre-tax income)	2008	2007	2006
Effective tax rate	31.1%	32.1%	30.6%

The effective tax rate for 2008 was 31.1 percent compared with 32.1 percent in 2007. The Company’s 2008 tax rate benefited from reduced international tax rates. The tax rate for 2007 was 32.1 percent compared with 30.6 percent in 2006. The Company’s 2006 tax rate included benefits from adjustments to its reserves for tax contingencies following the settlement of income tax audits. Refer to Note 8 for additional information.

Minority Interest:

(Millions)	2008	2007	2006
Minority interest	$60	$55	$51

Minority interest expense eliminates the income or loss attributable to non-3M ownership interests in 3M consolidated entities. 3M’s most significant consolidated entity with non-3M ownership interests is Sumitomo 3M Limited in Japan (3M owns 75 percent of Sumitomo 3M Limited).

Currency Effects:

3M estimates that year-on-year currency effects, including hedging impacts, increased net income by approximately $160 million in 2008, $150 million in 2007 and $20 million in 2006. This estimate includes the effect of translating profits from local currencies into U.S. dollars; the impact of currency fluctuations on the transfer of goods between 3M operations in the United States and abroad; and transaction gains and losses, including derivative instruments designed to reduce foreign currency exchange rate risks other than instruments hedging foreign currency risks on tax obligations. 3M estimates that year-on-year derivative and other transaction gains and losses increased net income by approximately $40 million in 2008, increased net income by approximately $10 million in 2007 and had an immaterial impact on net income in 2006.

PERFORMANCE BY BUSINESS SEGMENT

Disclosures relating to 3M’s business segments are provided in Item 1, Business Segments. Financial information and other disclosures are provided in the Notes to the Consolidated Financial Statements. As discussed in Note 16 to the Consolidated Financial Statements, effective in the first quarter of 2008, 3M made certain product moves between its business segments in its continuing effort to drive growth by aligning businesses around markets and customers. Segment information presented herein reflects the impact of these changes for all periods presented. The reportable segments are the Industrial and Transportation segment; the Health Care segment; Safety, Security and Protection Services segment; Consumer and Office segment; Display and Graphics segment; and Electro and Communications segment. Information related to 3M’s business segments is presented in the tables that follow. Local-currency sales (which include both core and acquisition volume impacts, plus price impacts) are provided for each segment. The divestiture impact, translation impact and total sales change are also provided for each segment.

As discussed in the preceding overview and results of operations section, the combination of restructuring actions, gains and losses on the sale of businesses, and other special items significantly impacted 2008, 2007 and 2006 results. The following tables summarize these special items by business segment.

	2008 Restructuring and Other Summary
			Loss	Gain on
	Restructuring	Exit	on sale of	sale of
(Millions)	actions	activities	businesses	real estate	Total
Industrial and Transportation	$40	$26	$—	$—	$66
Health Care	51	9	—	—	60
Safety, Security and Protection Services	12	3	23	—	38
Consumer and Office	18	—	—	—	18
Display and Graphics	24	18	—	—	42
Electro and Communications	7	—		—	7
Corporate and Unallocated	77	2	—	(41)	38
Total operating income penalty (benefit)	$229	$58	$23	$(41)	$269

	2007 Gain on Sale, Restructuring and Other Summary
	Gain on		Restructuring	Gain on
	sale of	Environmental	and exit	sale of
(Millions)	businesses	liabilities	activities	real estate	Total
Industrial and Transportation	$—	$—	$9	$—	$9
Health Care:
Gain on sale of pharmaceuticals business	(781)	—	—	—	(781)
Restructuring actions and other	—	—	(10)	—	(10)
Safety, Security and Protection Services	—	—	29	—	29
Consumer and Office	—	—	—	—	—
Display and Graphics	(68)	—	17	—	(51)
Electro and Communications	—	—	41	—	41
Corporate and Unallocated	—	134	—	(52)	82
Total operating income penalty (benefit)	$(849)	$134	$86	$(52)	$(681)

	2006 Gain on Sale, Restructuring and Other Summary
	Gain on sale of	Pharmaceuticals	Overhead	Business	Total
	pharmaceuticals	restructuring	reduction	specific	restructuring
(Millions)	business	actions	actions	actions	actions	Other	Total
Industrial and Transportation	$—	$—	$—	$15	$15	$—	$15
Health Care:
Gain on sale of pharmaceuticals business	(1,074)	—	—	—	—	—	(1,074)
Restructuring actions and other	—	166	112	15	293	108	401
Safety, Security and Protection Services	—	—	—	10	10	—	10
Consumer and Office	—	—	—	—	—	—	—
Display and Graphics	—	—	—	31	31	—	31
Electro and Communications	—	—	—	54	54	—	54
Corporate and Unallocated	—	—	—	—	—	40	40
Total operating income penalty (benefit)	$(1,074)	$166	$112	$125	$403	$148	$(523)

Due to the significant impact of the economic downturn in the fourth-quarter of 2008 on sales and operating income results, the following discusses both fourth-quarter 2008 and total year 2008 results for each business segment.

Industrial and Transportation Business (30.9% of consolidated sales):

	2008	2007	2006
Sales (millions)	$7,818	$7,266	$6,632
Sales change analysis:
Local currency (volume and price)	4.6%	5.8%	9.0%
Translation	3.0	3.8	0.8
Total sales change	7.6%	9.6%	9.8%

Operating income (millions)	$1,477	$1,497	$1,338
Percent change	(1.4)%	11.9%	11.0%
Percent of sales	18.9%	20.6%	20.2%

The Industrial and Transportation segment serves a broad range of markets, such as appliance, paper and packaging, food and beverage, electronics, automotive original equipment manufacturer (OEM) and automotive aftermarket (auto body shops and retail). Industrial and Transportation products include tapes, a wide variety of coated and non-woven abrasives, adhesives, specialty materials, filtration products, closure systems for personal hygiene products, and components and products that are used in the manufacture, repair and maintenance of automotive, marine, aircraft and specialty vehicles.

2008 can be characterized as a tale of two distinct chapters for Industrial and Transportation. The first was January through October, characterized by outstanding top-and bottom-line growth across most of the portfolio; the second chapter was the combined months of November and December, when many large customers slowed their operations. 3M expects that the strength of its new products, supply chain improvements and expansion into areas like energy, aerospace, filtration and now renewable energy, will help carry it through some very challenging times.

Among 3M’s business segments, Industrial and Transportation has been among those most affected by recent economic contractions, particularly in big industries such as automotive and electronics. With worldwide industrial production in decline, 3M’s Industrial and Transportation business had fourth quarter 2008 sales of $1.7 billion, an 11.3 percent decline compared to 2007. Local-currency sales were down 6.3 percent, including a positive 3.2 percent impact from acquisitions. Not all divisions within Industrial were impacted equally in the fourth quarter. Those that are heavily linked to automotive manufacturing, namely automotive OEM and 3M Dyneon, saw declines of more than 20 percent, as did businesses selling to the electronics industry, such as high-tech tapes and adhesives. Most other divisions experienced local-currency sales contractions of less than 10 percent in the fourth quarter. The most significant bright spot in the quarter was the automotive aftermarket business, which contributed solid local-currency growth. Geographically, fourth quarter 2008 local-currency sales were down in all regions, with the largest declines in the U.S. and Asia Pacific, followed by Europe. Local-currency sales were flat in Latin America. Operating income in the fourth quarter declined 42 percent to $203 million, which included net charges of $36 million for restructuring actions and exit activities.

Full-year 2008 sales looked far more positive, with sales up 7.6 percent to $7.8 billion. Local-currency growth rates were strongest in the automotive aftermarket business. 3M also drove strong sales growth in two of its largest divisions, namely abrasives and industrial tapes and adhesives. Closure systems for personal hygiene products also showed good growth. Geographically, all major regions drove positive local-currency sales growth. Strong market penetration continued in emerging economies, especially the high growth BRICP countries (Brazil, Russia, India, China and Poland), where the business drove strong organic local-currency growth. Operating income declined, but increased after adjusting for $66 million in restructuring actions and exit activities (discussed further below). Strong operational discipline was the key to protecting the bottom line as full-year operating margins totaled 18.9 percent, with operating income margins at 19.7 percent after adjusting for restructuring and exit activities.

Industrial and Transportation restructuring and exit activities totaled $66 million for total year 2008. During the fourth quarter of 2008, restructuring actions totaling $40 million (partially offset by a $4 million reduction in previously accrued exit activity charges) were comprised of severance and related benefits totaling $33 million and asset impairments of $7 million. Net exit activity charges of $26 million in 2008 largely related to employee reductions at an Industrial and Transportation manufacturing facility located in the United Kingdom, which totaled $19 million. This compared to restructuring actions and exit activities of $9 million in 2007.

Industrial and Transportation continues to invest in innovative new products along with complementary gap-fill acquisitions, evidenced by the closing of eight acquisitions in 2008, with some of the larger acquisitions summarized as follows. In July 2008, 3M acquired K&H Surface Technologies Pty. Ltd., an Australian-based manufacturing company specializing in a range of repair products for the professional do-it-yourself automotive refinish markets. In August 2008, 3M acquired Polyfoam Products Inc., a structural adhesives company specializing in foam adhesives for tile roofing and other adhesive products for the building industry. In October 2008, 3M completed its acquisition of EMFI S.A. and SAPO S.A.S., manufacturers of polyurethane-based structural adhesives and sealants headquartered in Haguenau, France. In October 2008, 3M also completed its acquisition of Meguiar’s Inc., a 100-year-old business that manufactures the leading Meguiar’s brand of car care products for cleaning and protecting automotive surfaces, which is headquartered in Irvine, California.

In 2007, local-currency sales increased 5.8 percent, including 1.8 percent growth from acquisitions. Sales growth was broad-based, led by industrial adhesives and tapes, automotive aftermarket, abrasives and automotive OEM businesses. All geographic areas contributed positively to growth. Significant manufacturing investments were made in emerging economies such as India, China and Poland to simplify the supply chain and get closer to local customers. Good operational discipline helped deliver operating income growth of 11.9 percent, with operating income margins of 20.6 percent. Operating income in 2007 included $9 million in restructuring and other exit activity expenses, primarily comprised of severance and related benefits. Operating income in 2006 included $15 million in restructuring expenses, primarily comprised of asset impairments and severance and related benefits.

In March 2005, 3M’s automotive business completed the purchase of 19 percent of TI&M Beteiligungsgesellschaft mbH (TI&M) for approximately $55 million. TI&M is the parent company of I&T Innovation Technology Entwicklungsund Holding Aktiengesellschaft (I&T), an Austrian maker of flat flexible cable and circuitry. Pursuant to a Shareholders Agreement, 3M marketed the firm’s flat flexible wiring systems for automotive interior applications to the global automotive market. I&T filed a petition for bankruptcy protection in August 2006. As part of its agreement to purchase the shares of TI&M, the Company was granted a put option, which gave the Company the right to sell back its entire ownership interest in TI&M to the other investors from whom 3M acquired its 19 percent interest. The put option became exercisable January 1, 2007. The Company exercised the put option and recovered approximately $25 million of its investment from one of the investors based in Belgium in February 2007. The other two TI&M investors have filed a bankruptcy petition in Austria. The Company is pursuing recovery of the balance of its investment both through the Austrian bankruptcy proceedings and pursuant to the terms of the Share Purchase Agreement. The Company received approximately $6 million of its investment back in the fourth quarter of 2008. The Company believes collection of its remaining investment is probable and, as a result, no impairment reserve has been recorded.

Health Care Business (17.0% of consolidated sales):

	2008	2007	2006
Sales (millions)	$4,293	$3,968	$4,011
Sales change analysis:
Local currency (volume and price)	6.8%	18.3%	6.0%
Divestitures	(0.1)	(23.7)	—
Translation	1.5	4.3	0.7
Total sales change	8.2%	(1.1)%	6.7%

Operating income (millions)	$1,173	$1,882	$1,845
Percent change	(37.7)%	2.0%	65.6%
Percent of sales	27.3%	47.4%	46.0%

The Health Care segment serves markets that include medical clinics and hospitals, pharmaceuticals, dental and orthodontic practitioners, and health information systems. Products and services provided to these and other markets include medical and surgical supplies, skin health and infection prevention products, drug delivery systems, dental and orthodontic products, health information systems and anti-microbial solutions. As discussed in Note 2, the global branded pharmaceuticals business was sold in December 2006 and January 2007.

In the fourth quarter of 2008, Health Care sales topped $1 billion, despite a nearly 7 percentage point penalty from currency translation. In local-currency terms, sales rose 4.5 percent, including 2.2 percent from acquisitions. 3M saw solid local-currency growth in the medical products area, specifically in core infection prevention and skin and wound care products. Geographically, the U.S. and Asia Pacific led sales growth. Operating income margins of 24.0 percent in the fourth quarter of 2008 were the highest in the Company, which includes the impact of $50 million in restructuring and exit activity charges that reduced operating income margins by 4.9 percentage points. This is a highly competitive environment where 3M’s brand presence and high quality are clearly making a difference. Doctors, hospitals and other medical service providers continue to show a strong preference for 3M products.

For full-year 2008, Health Care’s results were strong, with sales increasing 8.2 percent to $4.3 billion and operating income margins of 27.3 percent. As discussed further below, both 2007 and 2006 operating income results include significant gains from the sale of 3M’s pharmaceuticals business in December 2006 and January 2007, negatively impacting the 2008 versus 2007 year-on-year operating income comparison. Local-currency sales were up 6.8 percent, largely organic, but also included 1.7 percent from acquisitions. In 2008, 3M closed a number of important bolt-on acquisitions in Health Care, including TOP-Service, a German orthodontic technology and services company offering a digital lingual solution; Imtec, an Oklahoma-based manufacturer of dental implants and cone beam computed tomography; and Solumed, a Quebec-based developer and marketer of leading-edge medical products designed to prevent infections in operating rooms and hospitals. Full-year 2008 sales were led by strong increases in 3M’s medical, dental and orthodontics businesses. Sales grew in all geographies, led by strong gains in Asia Pacific and Latin America.

In 2007, Health Care sales were $3.968 billion. Local-currency growth was 18.3 percent (excluding divestitures), including 4.4 percentage points of growth from acquisitions and 4.5 percentage points of growth from supply agreements related to the sale of the global branded pharmaceuticals business. The sale of the pharmaceuticals business reduced Health Care sales growth by 23.7 percent. 3M provides disaggregated information on sales growth for Health Care’s remaining businesses (without pharmaceuticals) further below.

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

Health Care Business without Pharmaceuticals:

	2008	2007	2006
Sales (millions)	$4,293	$3,968	$3,237
Sales change analysis:
Local currency (volume and price)	6.8%	18.3%	8.5%
Divestitures	(0.1)	—	—
Translation	1.5	4.3	0.7
Total sales change	8.2%	22.6%	9.2%

Operating income (millions)	$1,173	$1,086	$806
Percent change	8.0%	34.6%	(9.1)%
Percent of sales	27.3%	27.4%	24.9%

The following discussion provides information on 3M Health Care’s remaining businesses (without pharmaceuticals). Refer to the preceding section entitled “Health Care Business” for a discussion of sales change for 2008 compared to 2007. Operating income increased 8.0 percent to $1.173 billion, while operating income margins were maintained in excess of 27 percent. Operating income in 2008 included $60 million in restructuring actions and exit activity charges, primarily comprised of severance and related benefits, but also including $14 million in asset impairments. 2007 included $5 million in restructuring expenses, primarily severance and related benefits.

In 2007, sales growth was broad-based across all platforms, led by infection prevention solutions and skin and wound care therapy products in medical, HFA-based components (non-CFC) for drug inhalers in drug delivery, and healthcare funding and performance management solutions for the hospital market in health information systems. Geographically, Health Care (without pharmaceuticals) achieved strong growth rates in all major regions, led by Europe, the United States, and the combined Latin America and Canada area. Local-currency sales increased 18.3 percent, with acquisitions contributing 4.4 percentage points of this growth. Much of the acquisition growth came from two deals that closed in late 2006 — Biotrace International, PLC, a U.K.-based provider of microbiology products, and SoftMed, a Maryland-based provider of health information software solutions. Health Care also closed five complementary acquisitions in 2007 to strengthen the portfolio and accelerate growth into the future in the medical, oral care and health information systems businesses. Sales growth also included 4.5 percentage points of growth due to supply agreements related to the sale of the global branded pharmaceuticals business. Operating income increased 34.6 percent, with an operating income margin of 27.4 percent. Operating income for 2007 included $5 million in restructuring expenses, primarily severance and related benefits. Operating income for 2006 included $95 million of expensed in-process research and development costs related to the Brontes acquisition and also included business-specific restructuring actions that totaled $15 million, primarily comprised of severance and related benefits plus asset impairments.

Pharmaceuticals Business:

	2008	2007	2006
Sales (millions)	$—	$—	$774
Sales change analysis:
Local currency (volume and price)	N/A	N/A	(3.5)%
Translation	N/A	N/A	0.6
Total sales change	N/A	N/A	(2.9)%

Operating income (millions)	$—	$796	$1,039

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

Safety, Security and Protection Services Business (14.4% of consolidated sales):

	2008	2007	2006
Sales (millions)	$3,642	$3,070	$2,663
Sales change analysis:
Local currency (volume and price)	18.3%	10.8%	13.7%
Divestitures	(1.7)	—	—
Translation	2.0	4.5	1.1
Total sales change	18.6%	15.3%	14.8%

Operating income (millions)	$736	$611	$549
Percent change	20.4%	11.3%	7.1%
Percent of sales	20.2%	19.9%	20.6%

The Safety, Security and Protection Services segment serves a broad range of markets that increase the safety, security and productivity of workers, facilities and systems. Major product offerings include personal protection products, safety and security products (including border and civil security solutions), energy control products, cleaning and protection products for commercial establishment’s, track and trace solutions, and roofing granules for asphalt shingles. In the second quarter of 2008, 3M completed the sale of its HighJump Software business which provided supply chain execution software solutions. 3M’s Track and Trace Solutions utilizes radio frequency identification (RFID) technology to provide a growing array of solutions — from library patron self-checkout systems to tracking packages.

In the fourth quarter of 2008, sales in this business rose 2.9 percent to $769 million. Local-currency sales increased 13 percent, driven by 3M’s 2008 acquisition of Aearo Technologies. Acquisitions contributed approximately 16 percentage points of growth in the fourth quarter. On a geographic basis, sales for the quarter were strongest in the United States, followed by the Asia Pacific region. Operating income in the fourth quarter declined 12.8 percent, which included $12 million in restructuring expenses.

Full-year 2008 sales increased 18.6 percent. In local-currency terms, sales rose approximately 18 percent, comprised of 14 points from acquisitions and 2 points each from organic volumes and selling price increases. Sales growth was led by acquisitions, primarily Aearo, along with organic growth in personal protection solutions, protective window films, and cleaning solutions for commercial buildings, and RFID solutions (Track and Trace). Aearo, acquired in April 2008, manufactures and sells personal protection and energy absorbing products. Aearo expanded 3M’s platform by adding hearing protection as well as eyewear and fall protection product lines to 3M’s existing line of respiratory products. In July 2008, 3M acquired Quest Technologies Inc., a manufacturer of environmental monitoring equipment, including noise, heat stress and vibration monitors. The sale of HighJump Software (discussed below) resulted in a 1.7 percentage point penalty to full-year sales. Worldwide operating income was up 20.4 percent to $736 million.

In 2008, 3M announced and completed the sale of its HighJump Software business and recognized a pre-tax loss of $23 million in the second quarter of 2008. In addition, 3M recorded restructuring charges and exit activities that totaled $15 million in 2008. Including the preceding 2008 items, operating income margins were in excess of 20 percent for 2008. In the second quarter of 2007, 3M recorded a restructuring charge of $29 million related to the phaseout of operations at its New Jersey roofing granule facility. This included fixed asset impairments and employee-related restructuring liabilities.

In 2007, local-currency sales in the Safety, Security and Protection Services segment were up 10.8 percent. Acquisitions contributed 7.4 percentage points of this growth, including a carry-over benefit from the August 2006 acquisition of Security Printing and Systems Limited. Sales growth was led by the respiratory protection business, followed by the security systems, corrosion protection and building and commercial services businesses. 2007 sales growth was held back by market softness in the U.S. residential construction market, which negatively impacted the roofing granules business. The decline in the roofing granules business reduced Safety, Security and Protection Services’ 2007 sales growth by approximately 1.5 percent. Geographically, sales growth was led by Europe and the combined Latin America and Canada area. This segment recorded a restructuring charge of $29 million in the second quarter of 2007 related to the phaseout of operations at its New Jersey roofing granule facility. This included fixed asset impairments and employee-related restructuring liabilities. Including this charge, operating income margins were approximately 20 percent for total year 2007. In 2006, operating income includes $10 million in restructuring expenses, primarily severance and related benefits.

Consumer and Office Business (13.6% of consolidated sales):

	2008	2007	2006
Sales (millions)	$3,448	$3,411	$3,172
Sales change analysis:
Local currency (volume and price)	(0.3)%	5.0%	7.4%
Translation	1.4	2.5	0.7
Total sales change	1.1%	7.5%	8.1%

Operating income (millions)	$663	$692	$633
Percent change	(4.1)%	9.2%	3.4%
Percent of sales	19.2%	20.3%	20.0%

The Consumer and Office segment serves markets that include consumer retail, office retail, home improvement, building maintenance and other markets. Products in this segment include office supply products, stationery products, construction and home improvement products, home care products, protective material products and consumer health care products.

In the fourth quarter of 2008, Consumer and Office sales declined 11.2 percent to $765 million. Local currency sales were down 6.5 percent and currency impacts reduced sales by just under 5 percentage points. U.S. sales declined by 13 percent, heavily impacted by the ongoing slump in U.S. consumer retail spending levels. More than 50 percent of sales in Consumer and Office are generated within the United States. By far the biggest contributor to this decline was the retail and wholesale office channel. The combination of massive office worker layoffs, coupled with across-the-board declines in office retail foot traffic, had a dramatic and negative impact on sales. 3M businesses serving other U.S. retail channels performed well in the fourth quarter despite this rough economic environment. This business posted positive local-currency sales for its home care products, such as Scotch-Brite™ Scrub Sponges, and for its do-it-yourself retail channel. Elsewhere around the globe, 3M’s Consumer and Office business drove positive local-currency sales growth in both Latin America and Asia Pacific, but overall growth was muted by declines in Europe. Worldwide operating income declined in the fourth quarter, including the impact of $18 million in restructuring charges, which contributed 11.4 percentage points of this 35.5 percent decline.

For total year 2008, Consumer and Office sales grew just over 1 percent. This business has successfully created new products and designed new programs and planograms with their large U.S. customers in order to mitigate what is a very tough end-market situation. Sales growth was led by home care and do-it-yourself products. Operating income declined 4.1 percent and margins were in excess of 19 percent, an outstanding return considering what was a slow U.S. market environment and a synchronized slowdown in growth across most others areas of the world. Geographically, sales growth was led by Asia Pacific and Latin America. Operating income was negatively impacted by the $18 million in restructuring charges discussed in the preceding paragraph.

Going forward, 3M expects sales growth in the Consumer and Office segment to continue to be led by international operations as U.S. growth will remain uncertain over the near term due to challenging economic conditions.

In 2007, Consumer and Office experienced broad-based local-currency sales growth of 5.0 percent, led by the construction and home improvement and home cleaning businesses. In construction and home improvement, products such as Scotch-Blue™ Painter’s Tape, Filtrete™ Furnace Filters and Command™ Mounting Products, helped drive results. Geographically, international growth led sales, while a slowdown in the United States was driven by soft overall U.S. retail sales and a soft residential housing environment. Operating income increased 9.2 percent and exceeded 20 percent of sales.

Display and Graphics Business (12.9% of consolidated sales):

	2008	2007	2006
Sales (millions)	$3,255	$3,904	$3,747
Sales change analysis:
Local currency (volume and price)	(17.9)%	2.7%	5.0%
Divestitures	(0.3)	(0.4)	—
Translation	1.6	1.9	0.3
Total sales change	(16.6)%	4.2%	5.3%

Operating income (millions)	$580	$1,163	$1,045
Percent change	(50.1)%	11.3%	(9.7)%
Percent of sales	17.8%	29.8%	27.9%

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

Results in this business continue to be affected by end-market challenges in 3M’s optical films business, which is in the midst of transition from a hyper-growth business a few years ago to one that is more commoditized in nature. Demand for optical films slowed considerably in November and December of 2008 as TV, desktop monitor and notebook PC makers cancelled orders for large-size LCD panels due to weak holiday season sales, reflecting the global downturn in both consumer and corporate demand. For the fourth quarter, 3M posted sales of $685 million in Display and Graphics. Sales declined 28 percent, or about 8 percent excluding optical. Traffic safety systems posted local-currency sales growth of nearly 3 percent, as highway infrastructure projects around the world continue to grow at a modest rate. Local-currency sales declined by 6.3 percent in 3M’s commercial graphics business and by 48 percent in optical systems. Operating income in the fourth quarter declined 80 percent, which included net charges of $22 million for restructuring actions and exit activities.

For the full year of 2008, sales declined 16.6 percent, driving operating income down 50 percent to $580 million. Operating margins were at 17.8 percent for 2008. 3M has taken aggressive action during 2008 to reduce its cost structure across all businesses within Display and Graphics with particular focus on the optical film business. 3M continues to champion the energy saving story in the LCD monitor segment, and is gaining traction, but volumes remain low at this early stage.

Second-half 2008 restructuring charges and exit activities of $42 million reduced operating income for total year 2008. These expenses were comprised of severance/related benefits and asset impairments. In 2007, 3M recorded a gain on the sale of its Opticom Priority Control Systems and Canoga Traffic Detection businesses, which was partially offset by expenses related to restructuring and exit activities. These items on a combined basis benefited operating income by $51 million in 2007 (as discussed in more detail in the next paragraph). In aggregate, these items contributed approximately 6.0 percentage points of this 50.1 percent operating income decline when comparing 2008 to 2007. In addition, the 2008 restructuring and exit activity charges reduced 2008 operating income margins by 1.3 percentage points, while the 2007 net benefit contributed 1.3 percentage points of the 29.8 percent operating income margin for 2007.

In 2007, Display and Graphics local-currency sales increased 2.7 percent, excluding the impact of the Opticom/Canoga business sale. The Company recorded positive sales growth in all major businesses — commercial graphics, traffic safety systems and optical systems. Throughout the year, commercial graphics saw strong performance in the vehicle wrapping market where 3M provides films, inks and other products for this “rolling billboard” industry. The traffic safety systems business also experienced growth for the year, with faster growth internationally as the 3M reflective solutions for highway construction projects are a perfect match in developing economies that are adding infrastructure. In June 2007, 3M completed the sale of its Opticom Priority Control Systems and Canoga Traffic Detection businesses. 3M received proceeds of $80 million from this transaction and recognized an operating income gain of $68 million in the Display and Graphics segment in the second quarter of 2007. In addition, Display and Graphics recorded restructuring and other exit activity expenses of $17 million in 2007. Operating income in 2007 was $1.163 billion, including this aggregate net operating income benefit of $51 million, which contributed 1.3 percentage points of the 29.8 percent operating income margin. Operating income in 2006 (as discussed in more detail in the next paragraph) included $31 million in restructuring expenses. These year-on-year impacts contributed 7.9 percentage points of the reported 11.3 percent operating income growth.

Operating income in 2006 included $31 million in restructuring expenses, primarily comprised of asset impairments and severance and related benefits. These asset impairments relate to decisions the Company made in the fourth quarter of 2006 to exit certain marginal product lines in the Optical Systems business.

Electro and Communications Business (11.0% of consolidated sales):

	2008	2007	2006
Sales (millions)	$2,791	$2,763	$2,654
Sales change analysis:
Local currency (volume and price)	(1.7)%	1.0%	5.5%
Translation	2.7	3.1	0.8
Total sales change	1.0%	4.1%	6.3%

Operating income (millions)	$531	$492	$410
Percent change	8.0%	19.7%	(0.6)%
Percent of sales	19.0%	17.8%	15.5%

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

This business serves a number of end-markets, the most important being consumer electronics and telecommunications, along with the global power utility industry. In the fourth quarter of 2008, the weak holiday season experienced by the consumer electronics retailers had a large and negative impact on sales in this business. Likewise the global telecommunications sector continues to cut capital spending on new capacity and on upgrades of existing equipment. 3M had a large number of equipment orders cancelled during the fourth quarter of 2008. As a result of this end-market contraction, sales in Electro and Communications declined by 15 percent in the fourth quarter. Sales in local currency decreased about 12 percent, and currency impacts hurt sales by about 3 percentage points. Operating income declined 38.8 percent, which included $7 million in restructuring expenses.

For the full-year 2008, sales in Electro and Communications increased 1 percent to $2.8 billion, while operating income increased 8 percent to $531 million. Operating margins were at 19 percent. The Electrical Markets and Electronic Markets Materials businesses drove growth. The Communications Markets and Electronics Solutions businesses remain soft. 3M also continued to experience declines in the flexible circuits business where a number of product solutions are going end-of-life. Operating income in 2008 was impacted by $7 million in restructuring expenses, while 2007 included $18 million in restructuring expenses, primarily for asset impairment charges related to the Company’s decision to close a facility in Wisconsin, and $23 million for employee reductions and fixed asset impairments related to the consolidation of certain flexible circuit manufacturing operations. In aggregate, these items contributed 6.9 percentage points of the reported 8.0 percent operating income growth when comparing 2008 to the 2007.

In 2007, the Electro and Communications segment local-currency sales increased 1.0 percent, driven by 1.5 percentage points from acquisitions. Strong sales growth in the communications and electrical markets businesses was offset by declines in the flexible circuits business, which supplies components primarily to the ink jet printer market, as a number of applications go end-of-life. Softness in this business held back overall Electro and Communications sales and operating income growth by approximately 2.5 percent and 10 percent, respectively. Operating income increased 19.7 percent as this segment has driven productivity improvements and taken actions to improve its competitiveness. Operating income in 2007 was penalized by a $23 million charge related to consolidating its global flexible circuits manufacturing operations and $18 million in restructuring expenses, primarily for asset impairment charges related to the Company’s decision to close a facility in Wisconsin. Combined, these two items negatively impacted 2007 operating income by $41 million and operating income margins by 1.5 percentage points. In 2006, operating income included $54 million in restructuring expenses, primarily comprised of asset impairments and severance and related benefits, including expenses related to the decision to exit certain marginal product lines in the 3M Touch Systems business.

PERFORMANCE BY GEOGRAPHIC AREA

Financial information related to 3M operations in various geographic areas is provided in Note 18. Operating income results by geographic area were significantly impacted by the gain on sale of businesses and other items as discussed at the end of the preceding overview section. As discussed in Note 18, effective in 2008, the Company changed its allocations of R&D to more closely align these costs with the geographic areas that benefit, with no change in worldwide results. The operating income presented herein reflects the impact of these changes for all periods presented. A summary of key information and discussion related to 3M’s geographic areas follow:

Geographic Area	2008			2008 vs. 2007 % Change
Net Sales and
Operating Income		% of	Oper.	Local		Total	Sales	Oper.
(Dollars in millions)	Sales	Total	Income	Currency	Divestitures	Translation	Change	Income
United States	$9,179	36.3%	$1,578	2.7%	(0.6)%	—	2.1%	(16.7)%
Asia Pacific	6,423	25.4%	1,662	(5.9)%	—	3.2%	(2.7)%	(19.4)%
Europe, Middle East and Africa	6,941	27.5%	1,294	2.8%	(0.1)%	4.0%	6.7%	(20.4)%
Latin America and Canada	2,723	10.8%	693	12.8%	(0.1)%	2.4%	15.1%	12.6%
Other Unallocated	3	—	(9)
Total Company	$25,269	100%	$5,218	1.4%	(0.3)%	2.2%	3.3%	(15.7)%

While 3M manages its businesses globally and believes its business segment results are the most relevant measure of performance, the Company also utilizes geographic area data as a secondary performance measure. Export sales are generally reported within the geographic area where the final sales to 3M customers are made. A portion of the products or components sold by 3M’s operations to its customers are exported by these customers to different geographic areas. As customers move their operations from one geographic area to another, 3M’s results will follow. Thus, net sales in a particular geographic area are not indicative of end-user consumption in that geographic area.

In 2008, U.S. local-currency sales increased 2.7 percent, with acquisitions contributing 5.3 percentage points. U.S. organic local-currency sales growth was led by Health Care. Safety, Security and Protection Services and Industrial and Transportation also drove positive sales growth, helped by acquisitions. This was partially offset by softness in the electronic solutions business and weakness in a few businesses that are impacted by the slowdown in the U.S. housing, road construction and mass retail markets and office supply businesses. Asia Pacific local-currency sales declined 5.9 percent. The significant decrease in Optical Systems within Display and Graphics more than offset the sales growth in the other five business segments. Sales in Japan totaled approximately $2.2 billion, with local-currency sales down 5.2 percent from 2007. Europe local-currency sales increased 2.8 percent, helped by acquisitions, with growth in Safety, Security and Protection Services, Health Care, and Industrial and Transportation. In the combined Latin America and Canada area, local-currency sales increased 12.8 percent, with growth in all business segments. Foreign currency translation positively impacted Europe sales by 4.0 percent, the combined Latin America and Canada area sales by 2.4 percent, and the Asia Pacific area by 3.2 percent, as the U.S. dollar weakened in aggregate against currencies in these geographic areas. For 2008, international operations represented approximately 64 percent of 3M’s sales.

In 2008, restructuring actions, exit activities and a loss on sale of businesses, which were partially offset by a gain on sale of real estate, decreased worldwide operating income by $269 million, with the largest impact in the United States and Europe. In 2007, the gain on sale of businesses and a gain on sale of real estate, net of restructuring and other items, increased worldwide operating income by $681 million, with the largest impact in Europe. In 2006, the gain on sale, restructuring and other items increased worldwide operating income by $523 million, with the largest impact in the United States. Since 3M sold its global branded pharmaceuticals business in December 2006 and January 2007, both sales growth and operating income were negatively impacted when comparing 2007 to 2006. Sales in 2006 for pharmaceuticals totaled $332 million in the United States, $315 million in Europe, $77 million in the Asia Pacific area, and $50 million in the Latin America and Canada area. In addition to 2008 sales and operating income results provided above, refer to Note 18 for geographic area results for 2007 and 2006.

Geographic Area Supplemental Information

(Millions, except	Employees as of			Capital			Property, Plant and
Employees)	December 31,			Spending			Equipment — net
	2008	2007	2006	2008	2007	2006	2008	2007	2006

United States	33,662	34,138	34,553	$780	$841	$692	$3,901	$3,668	$3,382
Asia Pacific	13,960	12,970	12,487	338	299	252	1,304	1,116	959
Europe, Middle East and Africa	19,185	17,675	17,416	253	203	134	1,263	1,308	1,162
Latin America and Canada	12,376	11,456	10,877	100	79	90	418	490	404
Total Company	79,183	76,239	75,333	$1,471	$1,422	$1,168	$6,886	$6,582	$5,907

Employment:

Employment increased by approximately 2,900 people since year-end 2007, with acquisitions during 2008 adding approximately 3,700 people as of December 31, 2008. In 2008 and 2007, 3M increased employees in the BRICP countries (Brazil, India, Russia, China and Poland), where total sales increased more than 15 percent in both years. These increases were offset by reductions in employment in 2008 for a portion of the job eliminations that were announced in connection with restructuring and exit activities. Employment increased by approximately 900 people when comparing year-end 2007 to year-end 2006, with acquisitions adding approximately 2,500 employees, while restructuring and the pharmaceuticals divestiture reduced employment.

Capital Spending/Net Property, Plant and Equipment:

The bulk of 3M capital spending historically has been in the United States, resulting in higher net property, plant and equipment balances in the United States. The Company is striving to more closely align its manufacturing and sourcing with geographic market sales, and because approximately 64 percent of sales are outside the United States, this would increase production outside the United States, helping to improve customer service and reduce working capital requirements. Capital expenditures were $1.471 billion in 2008, similar to 2007. Capital expenditures are expected to be reduced by more than 30 percent in 2009.

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

Legal Proceedings:

The categories of claims for which the Company has estimated its probable liability, the amount of its liability accruals, and the estimates of its related insurance receivables are critical accounting estimates related to legal proceedings. Please refer to the section entitled “Accrued Liabilities and Insurance Receivables Related to Legal Proceedings” (contained in “Legal Proceedings” in Note 14) for additional information about such estimates.

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

The Company determines the discount rate used to measure plan liabilities as of the December 31 measurement date for the U.S. pension and postretirement benefit plans. The discount rate reflects the current rate at which the associated liabilities could be effectively settled at the end of the year. The Company sets its rate to reflect the yield of a portfolio of high quality, fixed-income debt instruments that would produce cash flows sufficient in timing and amount to settle projected future benefits. Using this methodology, the Company determined a discount rate of 6.14% to be appropriate as of December 31, 2008, which is an increase from the 6.00% rate used as of December 31, 2007.

A significant element in determining the Company’s pension expense in accordance with SFAS No. 87 is the expected return on plan assets, which is based on historical results for similar allocations among asset classes. For the U.S. pension plan, refer to Note 11 for information on how the 8.50% expected long-term rate of return on an annualized basis for 2009 is determined.

For the year ended December 31, 2008, the Company recognized total consolidated pre-tax pension expense (after settlements, curtailments and special termination benefits) of $89 million, down from $190 million in 2007. Pension expense (before settlements, curtailments and special termination benefits) is anticipated to increase to approximately $125 million in 2009. For the pension plans, holding all other factors constant, an increase/decrease in the expected long-term rate of return on plan assets of 0.25 of a percentage point would decrease/increase 2009 pension expense by approximately $26 million for U.S. pension plans and approximately $9 million for international pension plans. Also, holding all other factors constant, an increase in the discount rate used to measure plan liabilities of 0.25 of a percentage point would decrease 2009 pension expense by approximately $30 million for U.S. pension plans and approximately $12 million for international pension plans. A decrease in the discount rate of 0.25 of a percentage point would increase 2009 pension expense by approximately $31 million for U.S. pension and plans and approximately $14 million for international pension plans. See Note 11 for details of the impact of a one percentage point change in assumed health care trend rates on the postretirement health care benefit expense and obligation.

Asset Impairments:

3M net property, plant and equipment totaled $6.9 billion as of December 31, 2008. Management makes estimates and assumptions in preparing the consolidated financial statements for which actual results will emerge over long periods of time. This includes the recoverability of long-lived assets employed in the business, including assets of acquired businesses. These estimates and assumptions are closely monitored by management and periodically adjusted as circumstances warrant. For instance, expected asset lives may be shortened or an impairment recorded based on a change in the expected use of the asset or performance of the related asset group. Impairments recorded in 2008, 2007 and 2006 related to restructuring actions and other exit activities are discussed in Note 4.

3M goodwill totaled approximately $5.8 billion as of December 31, 2008, which, based on impairment testing, is not impaired. Impairment testing for goodwill is done at a reporting unit level, with all goodwill assigned to a reporting unit. Reporting units are one level below the business segment level (3M has six business segments at December 31, 2008), but can be combined when reporting units within the same segment have similar economic characteristics. As of December 31, 2008, 3M did not combine any of its reporting units for impairment testing.

An impairment loss generally would be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. The estimated fair value of a reporting unit is determined using earnings for the reporting unit multiplied by a price/earnings ratio for comparable industry groups, or by using a discounted cash flow analysis. 3M typically uses the price/earnings ratio approach for stable and growing businesses that have a long history and track record of generating positive operating income and cash flows. 3M uses the discounted cash flow approach for start-up, loss position and declining businesses, but also uses discounted cash flow as an additional tool for businesses that may be growing at a slower rate than planned due to economic or other conditions. 3M completes its annual impairment tests in the fourth quarter of each year.

As of December 31, 2008, 3M had 34 primary reporting units, with eight reporting units accounting for nearly 80 percent of the goodwill. At 3M, reporting units generally correspond to a division. These eight reporting units were comprised of the following divisions: Occupational Health and Environmental Safety, CUNO, Optical Systems, ESPE, Communication Markets, Security Systems, Industrial Adhesives and Tapes, and Health Information Systems. These

eight reporting units all generated operating income for total year 2008. As part of its annual impairment testing in the fourth quarter, 3M used discounted cash flow models for its CUNO, Optical Systems and Security Systems divisions. A weighted-average discounted cash flow analysis was performed for the CUNO and Optical Systems Divisions, using projected cash flows that were weighted based on different sales growth and terminal value assumptions, among other factors. The weighting was based on managements’ estimates of the likelihood of each scenario occurring. The discounted cash flows for the CUNO, Optical Systems and Security Systems divisions were all in excess of their respective net book values, with no impairment indicated.

In 2008, in addition to using discounted cash flows for certain reporting units, 3M used an adjusted industry price-earnings ratio approach for the remaining reporting units. 3M adjusted the stated applicable industry price-earnings ratio downward for its annual test in the fourth quarter, unlike prior years when no adjustment was required. Without this adjustment, the addition of each reporting unit’s estimated market values would have been significantly in excess of 3M’s total Company market value, which would have resulted in an unusually high implied control premium. The control premium is defined as the sum of the individual reporting units estimated market values compared to 3M’s total Company market value, with the sum of the individual values typically being larger than the value for the total Company. For example, at year-end 2008, 3M’s market value was approximately $40 billion, but if each reporting unit was sold individually, 3M’s value would be approximately $52 billion using a 30 percent control premium. 3M factored down its price/earnings ratio significantly for the respective reporting units to approximate what the price/earnings ratio would be at a more normal historical control premium of approximately 30 percent for the total Company. Even after including this adjustment to the price-earnings ratio, no goodwill impairment was indicated for any of the reporting units. In addition, 3M’s market value at December 31, 2008 of approximately $40 billion is significantly in excess of its book value of approximately $10 billion. 3M will continue to monitor its reporting units in 2009 for any triggering events or other signs of impairment.

Income Taxes:

The extent of 3M’s operations involves dealing with uncertainties and judgments in the application of complex tax regulations in a multitude of jurisdictions. The final taxes paid are dependent upon many factors, including negotiations with taxing authorities in various jurisdictions and resolution of disputes arising from federal, state, and international tax audits. The Company recognizes potential liabilities and records tax liabilities for anticipated tax audit issues in the United States and other tax jurisdictions based on its estimate of whether, and the extent to which, additional taxes will be due. As of January 1, 2007, the Company follows FIN 48 guidance to record these liabilities (refer to Note 8 for additional information). The Company adjusts these reserves in light of changing facts and circumstances; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the Company’s current estimate of the tax liabilities. If the Company’s estimate of tax liabilities proves to be less than the ultimate assessment, an additional charge to expense would result. If payment of these amounts ultimately proves to be less than the recorded amounts, the reversal of the liabilities would result in tax benefits being recognized in the period when the Company determines the liabilities are no longer necessary.

NEW ACCOUNTING PRONOUNCEMENTS

Information regarding new accounting pronouncements is included in Note 1 to the Consolidated Financial Statements.

FINANCIAL CONDITION AND LIQUIDITY

The strength of 3M’s capital structure and consistency of its cash flows provide 3M stable access to capital markets in these uncertain times. During recent dislocation in the financial markets, 3M has had uninterrupted access to the commercial paper market. Interest rates on commercial paper issued by the Company have not been materially negatively impacted by the market difficulties. 3M borrowed $850 million via a long-term debt issue in August 2008 with a coupon of 4.375%. 3M also raised $800 million via a three-year debt issue in October 2008 with a coupon of 4.5%. Despite the market turmoil, 3M was able to secure funding to alleviate concerns about having ample liquidity to meet its foreseeable needs. As indicated in the table below, at December 31, 2008, 3M had $2.6 billion of cash, cash equivalents, and marketable securities and $6.7 billion of debt. Debt is comprised of $1.552 billion of short-term debt, including $575 million of commercial paper, and $5.166 billion of long-term debt. Approximately $900 million of the long-term debt is classified as current, including $350 million in Dealer Remarketable Securities, which ultimately mature in December 2010, and a $62 million floating rate note, which has a put option. At December 31, 2008, the majority of the Company’s long-term debt balance does not mature until 2011 or later. Thus, while credit markets remain volatile, 3M’s capital structure remains very strong. 3M is committed to managing its capital structure very carefully.

The Company generates significant ongoing cash flow. Increases in long-term debt have been used to partially fund share repurchase activities and acquisitions. On April 1, 2008, 3M (Safety, Security and Protection Services Business) completed its acquisition of 100 percent of the outstanding shares of Aearo — a global leader in the personal protection industry that manufactures and markets personal protection and energy absorbing products — for approximately $1.2 billion, inclusive of debt assumed, which was immediately paid off.

At December 31
(Millions)	2008	2007	2006

Total Debt	$6,718	$4,920	$3,553
Less: Cash, cash equivalents and marketable securities	2,574	2,955	2,084
Net Debt	$4,144	$1,965	$1,469

Cash, cash equivalents and marketable securities at December 31, 2008 totaled approximately $2.6 billion, helped by cash flows from operating activities of $4.5 billion. At December 31, 2007, cash balances were higher due to strong cash flow generation and by the timing of debt issuances. The Company has sufficient liquidity to meet currently anticipated growth plans, including capital expenditures, working capital investments and acquisitions. The Company does not utilize derivative instruments linked to the Company’s stock. However, the Company does have contingently convertible debt that, if conditions for conversion are met, is convertible into shares of 3M common stock (refer to Note 10 in this document).

The Company’s financial condition and liquidity are strong. Various assets and liabilities, including cash and short-term debt, can fluctuate significantly from month to month depending on short-term liquidity needs. Working capital (defined as current assets minus current liabilities) totaled $3.759 billion at December 31, 2008, compared with $4.476 billion at December 31, 2007. Working capital decreases were attributable to declines in cash and cash equivalents, short-term marketable securities and accounts receivable, while increases in short-term debt and other current liabilities also decreased working capital. This was partially offset by working capital increases attributable to decreases in accounts payable and accrued income taxes, combined with increases in inventory.

Primary short-term liquidity needs are met through U.S. commercial paper and euro commercial paper issuances. As of December 31, 2008, outstanding total commercial paper issued totaled $575 million and averaged $1.106 billion during 2008. The Company believes it unlikely that its access to the commercial paper market will be restricted. In June 2007, the Company established a medium-term notes program through which up to $3 billion of medium-term notes may be offered, with remaining shelf borrowing capacity of $850 million as of December 31, 2008 (see additional discussion in following paragraph). Effective April 30, 2007, the Company has a $1.5-billion five-year credit facility, which has provisions for the Company to request an increase of the facility up to $2 billion (at the lenders’ discretion), and providing for up to $150 million in letters of credit. At December 31, 2008, available short-term committed lines of credit, including the preceding $1.5 billion five-year credit facility, totaled approximately $1.582 billion, of which approximately $143 million was utilized for letters of credit in connection with normal business activities. Debt covenants do not restrict the payment of dividends.

The Company has a “well-known seasoned issuer” shelf registration statement, effective February 24, 2006, which registers an indeterminate amount of debt or equity securities for future sales. The Company intends to use the proceeds from future securities sales off this shelf for general corporate purposes. In connection with this shelf registration, in June 2007 the Company established a medium-term notes program through which up to $3 billion of medium-term notes may be offered. In December 2007, 3M issued a five-year, $500 million, fixed rate note with a coupon rate of 4.65% under this medium-term notes program. In August 2008, 3M issued a five-year, $850 million, fixed rate note with a coupon rate of 4.375% under this medium-term notes program. In October 2008, the Company issued a three-year $800 million, fixed rate note with a coupon rate of 4.50%, under this medium-term notes program, reducing remaining capacity to $850 million as of December 31, 2008. The Company has the ability to increase the amount of securities that are authorized to be issued under this program.

The Company has an AA credit rating, with a stable outlook, from Standard & Poor’s and an Aa1 credit rating, with a negative outlook, from Moody’s Investors Service. At December 31, 2008, certain debt agreements ($350 million of dealer remarketable securities and $44 million of ESOP debt) had ratings triggers (BBB-/Baa3 or lower) that would require repayment of debt. In addition, under the $1.5-billion five-year credit facility agreement, 3M is required to maintain its EBITDA to Interest Ratio as of the end of each fiscal quarter at not less than 3.0 to 1. This is calculated (as defined in the agreement) as the ratio of consolidated total EBITDA for the four consecutive quarters then ended to total interest expense on all funded debt for the same period. At December 31, 2008, this ratio was approximately 30 to 1.

3M’s cash and cash equivalents balance at December 31, 2008 totaled $1.849 billion, with an additional $725 million in current and long-term marketable securities. 3M’s strong balance sheet and liquidity provide the Company with significant flexibility to take advantage of numerous opportunities going forward. The Company will continue to invest in its operations to drive growth, including continual review of acquisition opportunities. 3M paid dividends of $1.398 billion in 2008, and has a long history of dividend increases. In February 2009, the Board of Directors increased the quarterly dividend on 3M common stock by 2 percent to 51 cents per share, equivalent to an annual dividend of $2.04 per share. In February 2007, 3M’s Board of Directors authorized a two-year share repurchase of up to $7.0 billion for the period from February 12, 2007 to February 28, 2009. At December 31, 2008, the Company has $2.6 billion remaining under this authorization. In February 2009, 3M’s Board of Directors extended this share repurchase authorization until the remaining $2.6 billion is fully utilized.

In 2009, the Company expects to contribute an amount in the range of $600 million to $850 million to its U.S. and international pension plans. The Company does not have a required minimum pension contribution obligation for its U.S. plans in 2009. Therefore, the amount of the anticipated discretionary contribution could vary significantly depending on the U.S. qualified plans’ funding status as of the 2009 measurement date and the anticipated tax deductibility of the contribution. Future contributions will also depend on market conditions, interest rates and other factors. 3M believes its strong cash flow and balance sheet will allow it to fund future pension needs without compromising growth opportunities.

The Company uses various working capital measures that place emphasis and focus on certain working capital assets and liabilities. These measures are not defined under U.S. generally accepted accounting principles and may not be computed the same as similarly titled measures used by other companies. One of the primary working capital measures 3M uses is a combined index, which includes accounts receivable, inventory and accounts payable. This combined index (defined as quarterly net sales — fourth quarter at year-end — multiplied by four, divided by ending net accounts receivable plus inventory less accounts payable) was 4.5 at December 31, 2008, down from 5.3 at December 31, 2007. Receivables decreased $167 million, or 5.0 percent, compared with December 31, 2007. Currency translation decreased accounts receivable by $97 million year-on-year, as the U.S. dollar strengthened in aggregate against a multitude of currencies. Inventories increased $161 million, or 5.6 percent, compared with December 31, 2007. Currency translation decreased inventories by $134 million year-on-year. Accounts payable decreased $204 million compared with December 31, 2007. Currency translation decreased accounts payable by $35 million year-on-year.

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

Cash Flows from Operating Activities:

Years ended December 31
(Millions)	2008	2007	2006

Net income	$3,460	$4,096	$3,851
Depreciation and amortization	1,153	1,072	1,079
Company pension contributions	(421)	(376)	(348)
Company postretirement contributions	(53)	(3)	(37)
Company pension expense	89	190	347
Company postretirement expense	16	65	93
Stock-based compensation expense	202	228	200
Loss/(Gain) from sale of businesses	23	(849)	(1,074)
Income taxes (deferred and accrued income taxes)	(44)	(34)	(178)
Excess tax benefits from stock-based compensation	(21)	(74)	(60)
Accounts receivable	197	(35)	(103)
Inventories	(127)	(54)	(309)
Accounts payable	(224)	(4)	68
Product and other insurance receivables and claims	153	158	58
Other — net	130	(105)	252
Net cash provided by operating activities	$4,533	$4,275	$3,839

Cash flows from operating activities can fluctuate significantly from period to period, as pension funding decisions, tax timing differences and other items can significantly impact cash flows. In 2008, 2007 and 2006, the Company made discretionary contributions of $200 million to its U.S. qualified pension plan.

In 2008, cash flows provided by operating activities increased $258 million. Net income decreased $636 million, primarily due to gains from the sale of businesses in 2007 which did not repeat in 2008. Accounts receivable decreases benefited cash flows in 2008, but increases in inventories and decreases in accounts payable negatively impacted cash flows. The category “Other-net” in the preceding table reflects changes in other asset and liability accounts, including outstanding liabilities at December 31, 2008 related to 3M’s restructuring actions (Note 4).

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

Cash Flows from Investing Activities:

Years ended December 31
(Millions)	2008	2007	2006
Purchases of property, plant and equipment (PP&E)	$(1,471)	$(1,422)	$(1,168)
Proceeds from sale of PP&E and other assets	87	103	49
Acquisitions, net of cash acquired	(1,394)	(539)	(888)
Proceeds from sale of businesses	88	897	1,209
Purchases and proceeds from sale or maturities of marketable securities and investments — net	291	(406)	(662)
Net cash used in investing activities	$(2,399)	$(1,367)	$(1,460)

Investments in property, plant and equipment enable growth in diverse markets, helping to meet product demand and increasing manufacturing efficiency. In 2008, major facility efforts included completion of production lines in the United States for both Consumer and Office and Health Care, an R&D laboratory in Korea, a tape building in Poland, and numerous tape lines and building expansions in China. In 2008, 3M also made progress towards completion of investments in a Singapore multi-purpose manufacturing facility and film production facilities and made progress towards completion of manufacturing cost reduction investments in two of its U.S. film manufacturing plants. For 2009, 3M has already cut capital spending plans more than 30 percent. A substantial amount of the 2009 expected spending will be carryover from 2008 or for tooling needed for new products and continued operations.

In 2007, numerous plants were opened or expanded internationally. This included two facilities in Korea (respirator manufacturing facility and optical plant), industrial adhesives/tapes facilities in both Brazil and the Philippines, a plant in Russia (corrosion protection, industrial adhesive and tapes, and respirators), a plant in China (optical systems, industrial adhesives and tapes, and personal care), an expansion in Canada (construction and home improvement business), in addition to investments in India, Mexico and other countries. In addition, 3M expanded manufacturing capabilities in the U.S., including investments in industrial adhesives/tapes and optical. As a result of this increased activity, capital expenditures were $1.422 billion in 2007, an increase of $254 million when compared to 2006.

Refer to Note 2 for information on 2008, 2007 and 2006 acquisitions. Note 2 also provides information on the proceeds from the sale of businesses. The Company is actively considering additional acquisitions, investments and strategic alliances, and from time to time may also divest certain businesses.

Purchases of marketable securities and investments and proceeds from sale (or maturities) of marketable securities and investments are primarily attributable to asset-backed securities, agency securities, corporate medium-term note securities and other securities, which are classified as available-for-sale. Interest rate risk and credit risk related to the underlying collateral may impact the value of investments in asset-backed securities, while factors such as general conditions in the overall credit market and the nature of the underlying collateral may affect the liquidity of investments in asset-backed securities. The coupon interest rates for asset-backed securities are either fixed rate or floating. Floating rate coupons reset monthly or quarterly based upon the corresponding monthly or quarterly LIBOR rate. Each individual floating rate security has a coupon based upon the respective LIBOR rate +/- an amount reflective of the credit risk of the issuer and the underlying collateral on the original issue date. Terms of the reset are unique to individual securities. Fixed rate coupons are established at the time the security is issued and are based upon a spread to a related maturity treasury bond. The spread against the treasury bond is reflective of the credit risk of the issuer and the underlying collateral on the original issue date. 3M does not currently expect risk related to its holdings in asset-backed securities to materially impact its financial condition or liquidity. Refer to Note 9 for more details about 3M’s diversified marketable securities portfolio, which totaled $725 million as of December 31, 2008. Proceeds from sales or maturities of marketable securities, net of purchases, total approximately $282 million in 2008. Purchases of marketable securities, net of sales and maturities, totaled $429 million in 2007 and $637 million in 2006. In 2005, 3M purchased 19 percent of TI&M Beteiligungsgesellschaft mbH for approximately $55 million. In 2007, the recovery of approximately $25 million reduced “Investments” and is shown in cash flows within “Proceeds from sale of marketable securities and investments.” This investment is discussed in more detail under the preceding section entitled Industrial and Transportation Business. Additional purchases of investments include additional survivor benefit insurance and equity investments.

Cash Flows from Financing Activities:

Years ended December 31
(Millions)	2008	2007	2006

Change in short-term debt — net	$361	$(1,222)	$882
Repayment of debt (maturities greater than 90 days)	(1,080)	(1,580)	(440)
Proceeds from debt (maturities greater than 90 days)	1,756	4,024	693
Total cash change in debt	$1,037	$1,222	$1,135
Purchases of treasury stock	(1,631)	(3,239)	(2,351)
Reissuances of treasury stock	289	796	523
Dividends paid to stockholders	(1,398)	(1,380)	(1,376)
Excess tax benefits from stock-based compensation	21	74	60
Distributions to minority interests and other — net	(84)	(20)	(52)
Net cash used in financing activities	$(1,766)	$(2,547)	$(2,061)

Total debt at December 31, 2008, was $6.718 billion, up from $4.920 billion at year-end 2007. Total debt was 40 percent of total capital (total capital is defined as debt plus equity), compared with 30 percent at year-end 2007. The net change in short-term debt is primarily due to commercial paper activity. In 2008, the repayment of debt for maturities greater than 90 days primarily represents debt acquired upon the acquisition of Aearo that was immediately repaid and repayment of commercial paper with maturities greater than 90 days. Proceeds from debt primarily include a five-year, $850 million, fixed rate note issued in August 2008 with a coupon rate of 4.375%, and a three-year, $800 million, fixed rate note issued in October 2008 with a coupon rate of 4.5% (refer to Note 10 for more information).

Total debt at December 31, 2007, was $4.920 billion, up from $3.553 billion at year-end 2006. The net change in short-term debt is primarily due to commercial paper activity. In 2007, the repayment of debt for maturities greater than 90 days is primarily comprised of commercial paper repayments of approximately $1.15 billion and the November 2007 redemption of approximately $322 million in Convertible Notes. In 2007, proceeds from debt included long-term debt and commercial paper issuances totaling approximately $4 billion. This was comprised of Eurobond issuances in December 2007 and July 2007 totaling approximately $1.5 billion in U.S. dollars, a March 2007 long-term debt issuance of $750 million and a December 2007 fixed rate note issuance of $500 million, plus commercial paper issuances (maturities greater than 90 days) of approximately $1.25 billion. Increases in long-term debt were used, in part, to fund share repurchase activities.

Repurchases of common stock are made to support the Company’s stock-based employee compensation plans and for other corporate purposes. In February 2007, 3M’s Board of Directors authorized a two-year share repurchase of up to $7.0 billion for the period from February 12, 2007 to February 28, 2009. In 2008, the Company purchased $1.6 billion in shares. In 2007, the Company accelerated purchases of treasury stock when compared to prior years, buying back $3.2 billion in shares. As of December 31, 2008, approximately $2.6 billion remained available for repurchase. In February 2009, 3M’s Board of Directors extended this share repurchase authorization until the remaining $2.6 billion is fully utilized. For more information, refer to the table titled “Issuer Purchases of Equity Securities” in Part II, Item 5.

Cash dividends paid to stockholders totaled $1.398 billion ($2.00 per share) in 2008, $1.380 billion ($1.92 per share) in 2007 and $1.376 billion ($1.84 per share) in 2006. 3M has paid dividends since 1916. In February 2009, the Board of Directors increased the quarterly dividend on 3M common stock by 2.0 percent to 51 cents per share, equivalent to an annual dividend of $2.04 per share. This marked the 51st consecutive year of dividend increases. Other cash flows from financing activities primarily include distributions to minority interests, excess tax benefits from stock-based compensation, changes in cash overdraft balances, and principal payments for capital leases.

Off-Balance Sheet Arrangements and Contractual Obligations:

As of December 31, 2008, the Company has not utilized special purpose entities to facilitate off-balance sheet financing arrangements. Refer to the section entitled “Warranties/Guarantees” in Note 14 for discussion of accrued product warranty liabilities and guarantees.

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

A summary of the Company’s significant contractual obligations as of December 31, 2008, follows:

Contractual Obligations

		Payments due by year
							After
(Millions)	Total	2009	2010	2011	2012	2013	2013
Long-term debt, including current portion (Note 10)	$6,058	$892	$109	$899	$723	$849	$2,586
Interest on long-term debt	2,944	282	239	238	202	179	1,804
Operating leases (Note 14)	395	111	73	57	32	22	100
Capital leases (Note 14)	69	8	7	7	6	5	36
Unconditional purchase obligations and other	935	622	168	105	21	11	8
Total contractual cash obligations	$10,401	$1,915	$596	$1,306	$984	$1,066	$4,534

Long-term debt payments due in 2009 include $350 million of dealer remarketable securities (final maturity 2010) and $62 million of floating rate notes (final maturity 2044). These securities are classified as the current portion of long-term debt as the result of put provisions associated with these debt instruments. Long-term debt payments due in 2010 and 2011 include floating rate notes totaling $85 million and $100 million, respectively, as a result of put provisions. Additionally, payments due in 2012 include the $224 million carrying amount of Convertible Notes, as a result of the put provision.

Unconditional purchase obligations are defined as an agreement to purchase goods or services that is enforceable and legally binding on the Company. Included in the unconditional purchase obligations category above are certain obligations related to take or pay contracts, capital commitments, service agreements and utilities. These estimates include both unconditional purchase obligations with terms in excess of one year and normal ongoing purchase obligations with terms of less than one year. Many of these commitments relate to take or pay contracts, in which 3M guarantees payment to ensure availability of products or services that are sold to customers. The Company expects to receive consideration (products or services) for these unconditional purchase obligations. Contractual capital commitments are included in the preceding table, but these commitments represent a small part of the Company’s expected capital spending in 2009 and beyond. The purchase obligation amounts do not represent the entire anticipated purchases in the future, but represent only those items for which the Company is contractually obligated. The majority of 3M’s products and services are purchased as needed, with no unconditional commitment. For this reason, these amounts will not provide a reliable indicator of the Company’s expected future cash outflows on a stand-alone basis.

Other obligations, included in the preceding table within the caption entitled “Unconditional purchase obligations and other,” include the current portion of the liability for uncertain tax positions under FIN 48. The Company is not able to reasonably estimate the timing of the long-term payments or the amount by which the liability will increase or decrease over time; therefore, the long-term portion of the net tax liability of $314 million is excluded from the preceding table. Refer to Note 8 for further details.

As discussed in Note 11, the Company does not have a required minimum pension contribution obligation for its U.S. plans in 2009 and Company contributions to its U.S. and international pension plans are expected to be largely discretionary in 2009 and future years; therefore, amounts related to these plans are not included in the preceding table.

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

A Monte Carlo simulation technique was used to test the Company’s exposure to changes in currency and interest rates and assess the risk of loss or benefit in after-tax earnings of financial instruments, derivatives and underlying exposures outstanding at December 31, 2008. The model (third-party bank dataset) used a 95 percent confidence level over a 12-month time horizon. The model used analyzed 17 currencies, interest rates related to three currencies, and five commodities, but does not purport to represent what actually will be experienced by the Company. This model does not include certain hedge transactions, because the Company believes their inclusion would not materially impact the results. Foreign exchange rate risk of loss or benefit increased substantially in 2008 primarily due to increases in volatility during 2008, which is one of the key drivers in the valuation model. The decline in interest rate risk of loss or benefit during 2008 was primarily due to decreases in interest rates. The following table summarizes the possible adverse and positive impacts to after-tax earnings related to these exposures.

	Adverse impact on		Positive impact on
	after-tax earnings		after-tax earnings
(Millions)	2008	2007	2008	2007
Foreign exchange rates	$(108)	$(54)	$131	$57
Interest rates	(5)	(13)	5	15
Commodity rates	(3)	(3)	—	2

The global exposures related to purchased components and materials are such that a 1 percent price change would result in a pre-tax cost or savings of approximately $63 million per year. The global energy exposure is such that a 10 percent price change would result in a pre-tax cost or savings of approximately $42 million per year. Derivative instruments are used to hedge approximately 1 percent of the purchased components and materials exposure and are used to hedge approximately 10 percent of this energy exposure.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The Company may also make forward-looking statements in other reports filed with the Securities and Exchange Commission, in materials delivered to stockholders and in press releases. In addition, the Company’s representatives may from time to time make oral forward-looking statements.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

In the context of Item 7A, market risk refers to the risk of loss arising from adverse changes in financial and derivative instrument market rates and prices, such as fluctuations in interest rates and foreign currency exchange rates. The Company discusses risk management in various places throughout this document, including discussions in Item 7 concerning Financial Condition and Liquidity, and Financial Instruments, and in the Notes to Consolidated Financial Statements (Long-Term Debt and Short-Term Borrowings, Derivatives, Fair Value Measurements, and the Derivatives and Hedging Activities accounting policy). All derivative activity is governed by written policies, and a value-at-risk analysis is provided for these derivatives. The Company does not have leveraged derivative positions. However, the Company does have contingently convertible debt that, if conditions for conversion are met, is convertible into shares of 3M common stock (refer to Note 10 in this document).

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

3M Company

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining an adequate system of internal control over financial reporting. Management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on the assessment, management concluded that, as of December 31, 2008, the Company’s internal control over financial reporting is effective.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 excluded Aearo, which was acquired by the Company in April 2008 in a purchase business combination. Aearo is a wholly-owned subsidiary of the Company whose total assets and total net sales represented less than 10% of consolidated total assets and less than 2% of consolidated net sales, respectively, of the Company as of and for the year ended December 31, 2008. Companies are allowed to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired company under guidelines established by the Securities and Exchange Commission.

The Company’s internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.

3M Company

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of 3M Company:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of 3M Company and its subsidiaries (the “Company”) at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in “Management’s Report on Internal Control Over Financial Reporting” in the accompanying index. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for defined benefit pension and other post-retirement plans in 2006 and the manner in which it accounts for uncertain tax positions in 2007.

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

As described in “Management’s Report on Internal Control Over Financial Reporting” in the accompanying index, management has excluded Aearo from its assessment of internal control over financial reporting as of December 31, 2008 because it was acquired by the Company in a purchase business combination during 2008. We have also excluded Aearo from our audit of internal control over financial reporting. Aearo is a wholly-owned subsidiary of the Company whose total assets and total net sales represent less than 10% and less than 2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2008.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Minneapolis, Minnesota

February 10, 2009

Consolidated Statement of Income

3M Company and Subsidiaries

Years ended December 31

(Millions, except per share amounts)	2008	2007	2006
Net sales	$25,269	$24,462	$22,923
Operating expenses
Cost of sales	13,379	12,735	11,713
Selling, general and administrative expenses	5,245	5,015	5,066
Research, development and related expenses	1,404	1,368	1,522
(Gain)/loss on sale of businesses	23	(849)	(1,074)
Total	20,051	18,269	17,227
Operating income	5,218	6,193	5,696

Interest expense and income
Interest expense	215	210	122
Interest income	(105)	(132)	(51)
Total	110	78	71

Income before income taxes and minority interest	5,108	6,115	5,625
Provision for income taxes	1,588	1,964	1,723
Minority interest	60	55	51
Net income	$3,460	$4,096	$3,851

Weighted average common shares outstanding — basic	699.2	718.3	747.5
Earnings per share — basic	$4.95	$5.70	$5.15

Weighted average common shares outstanding — diluted	707.2	732.0	761.0
Earnings per share — diluted	$4.89	$5.60	$5.06

Cash dividends paid per common share	$2.00	$1.92	$1.84

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

Consolidated Balance Sheet

3M Company and Subsidiaries

At December 31

(Dollars in millions, except per share amount)	2008	2007
Assets
Current assets
Cash and cash equivalents	$1,849	$1,896
Marketable securities — current	373	579
Accounts receivable — net of allowances of $85 and $75	3,195	3,362
Inventories
Finished goods	1,505	1,349
Work in process	851	880
Raw materials and supplies	657	623
Total inventories	3,013	2,852
Other current assets	1,168	1,149
Total current assets	9,598	9,838
Marketable securities — non-current	352	480
Investments	286	298
Property, plant and equipment	18,812	18,390
Less: Accumulated depreciation	(11,926)	(11,808)
Property, plant and equipment — net	6,886	6,582
Goodwill	5,753	4,589
Intangible assets — net	1,398	801
Prepaid pension and postretirement benefits	36	1,378
Other assets	1,238	728
Total assets	$25,547	$24,694

Liabilities and Stockholders’ Equity
Current liabilities
Short-term borrowings and current portion of long-term debt	$1,552	$901
Accounts payable	1,301	1,505
Accrued payroll	644	580
Accrued income taxes	350	543
Other current liabilities	1,992	1,833
Total current liabilities	5,839	5,362

Long-term debt	5,166	4,019
Pension and postretirement benefits	2,847	1,348
Other liabilities	1,816	2,218
Total liabilities	$15,668	$12,947

Commitments and contingencies (Note 14)
Stockholders’ equity
Common stock, par value $.01 per share	9	9
Shares outstanding — 2008: 693,543,287
Shares outstanding — 2007: 709,156,031
Additional paid-in capital	3,001	2,785
Retained earnings	22,248	20,316
Treasury stock	(11,676)	(10,520)
Unearned compensation	(57)	(96)
Accumulated other comprehensive income (loss)	(3,646)	(747)
Stockholders’ equity — net	9,879	11,747
Total liabilities and stockholders’ equity	$25,547	$24,694

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

Consolidated Statement of Changes in Stockholders’ Equity and Comprehensive Income

3M Company and Subsidiaries

Years Ended December 31

(Millions)	2008	2007	2006
Common Stock, par value	$9	$9	$9

Additional Paid-in Capital
Beginning balance	2,785	2,484	2,225
Stock-based compensation expense (excluding tax benefit)	197	228	200
Stock-based compensation tax benefit	19	73	59
Ending balance	3,001	2,785	2,484

Retained Earnings
Beginning balance	20,316	17,933	15,715
Adjustment to beginning balance to initially apply FIN 48	—	(1)	—
Net income	3,460	4,096	3,851
Dividends paid	(1,398)	(1,380)	(1,376)
Issuances pursuant to stock option and benefit plans	(130)	(332)	(257)
Ending balance	22,248	20,316	17,933

Treasury Stock
Beginning balance	(10,520)	(8,456)	(6,965)
Reacquired stock	(1,603)	(3,237)	(2,332)
Issuances pursuant to stock option and benefit plans	447	1,160	841
Issuances pursuant to acquisitions	—	13	—
Ending balance	(11,676)	(10,520)	(8,456)

Unearned Compensation
Beginning balance	(96)	(138)	(178)
Amortization of unearned compensation	39	42	40
Ending balance	(57)	(96)	(138)

Accumulated Other Comprehensive Income (Loss)
Beginning balance	(747)	(1,873)	(411)
Cumulative translation adjustment	(888)	532	506
Defined benefit pension and postretirement plans adjustment	(2,072)	614	7
Adjustment to initially apply SFAS No. 158	—	—	(1,918)
Debt and equity securities — unrealized gain (loss)	(11)	(10)	(1)
Cash flow hedging instruments — unrealized gain (loss)	72	(10)	(56)
Ending balance	(3,646)	(747)	(1,873)

Total Stockholder’s Equity	$9,879	$11,747	$9,959

Comprehensive Income
Net income	3,460	4,096	3,851
Cumulative translation adjustment	(888)	532	506
Defined benefit pension and postretirement plans adjustment	(2,072)	614	7
Debt and equity securities — unrealized gain (loss)	(11)	(10)	(1)
Cash flow hedging instruments — unrealized gain (loss)	72	(10)	(56)
Total Comprehensive Income	$561	$5,222	$4,307

Supplemental share information:	2008	2007	2006
Treasury stock
Beginning balance	234.9	209.7	189.5
Reacquired stock	21.4	39.7	31.2
Issuances pursuant to stock options and benefit plans	(5.8)	(14.3)	(11.0)
Issuances pursuant to acquisitions	—	(0.2)	—
Ending balance	250.5	234.9	209.7

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

Consolidated Statement of Cash Flows

3M Company and Subsidiaries

Years ended December 31

(Millions)	2008	2007	2006
Cash Flows from Operating Activities
Net income	$3,460	$4,096	$3,851
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,153	1,072	1,079
Company pension and postretirement contributions	(474)	(379)	(385)
Company pension and postretirement expense	105	255	440
Stock-based compensation expense	202	228	200
(Gain)/loss from sale of businesses	23	(849)	(1,074)
Deferred income taxes	118	11	(316)
Excess tax benefits from stock-based compensation	(21)	(74)	(60)
Changes in assets and liabilities
Accounts receivable	197	(35)	(103)
Inventories	(127)	(54)	(309)
Accounts payable	(224)	(4)	68
Accrued income taxes	(162)	(45)	138
Product and other insurance receivables and claims	153	158	58
Other — net	130	(105)	252
Net cash provided by operating activities	4,533	4,275	3,839

Cash Flows from Investing Activities
Purchases of property, plant and equipment (PP&E)	(1,471)	(1,422)	(1,168)
Proceeds from sale of PP&E and other assets	87	103	49
Acquisitions, net of cash acquired	(1,394)	(539)	(888)
Purchases of marketable securities and investments	(2,211)	(8,194)	(3,253)
Proceeds from sale of marketable securities and investments	1,810	6,902	2,287
Proceeds from maturities of marketable securities	692	886	304
Proceeds from sale of businesses	88	897	1,209
Net cash used in investing activities	(2,399)	(1,367)	(1,460)

Cash Flows from Financing Activities
Change in short-term debt — net	361	(1,222)	882
Repayment of debt (maturities greater than 90 days)	(1,080)	(1,580)	(440)
Proceeds from debt (maturities greater than 90 days)	1,756	4,024	693
Purchases of treasury stock	(1,631)	(3,239)	(2,351)
Reissuances of treasury stock	289	796	523
Dividends paid to stockholders	(1,398)	(1,380)	(1,376)
Distributions to minority interests	(23)	(20)	(38)
Excess tax benefits from stock-based compensation	21	74	60
Other — net	(61)	—	(14)
Net cash used in financing activities	(1,766)	(2,547)	(2,061)
Effect of exchange rate changes on cash and cash equivalents	(415)	88	57
Net increase/(decrease) in cash and cash equivalents	(47)	449	375
Cash and cash equivalents at beginning of year	1,896	1,447	1,072
Cash and cash equivalents at end of year	$1,849	$1,896	$1,447

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

Investments: Investments primarily include the cash surrender value of life insurance policies, equity and cost method investments, and real estate not used in the business. Investments in life insurance are reported at the amount that could be realized under contract at the balance sheet date, with any changes in cash surrender value or contract value during the period accounted for as an adjustment of premiums paid. Available-for-sale investments are recorded at fair value. Unrealized gains and losses relating to investments classified as available-for-sale are recorded as a component of accumulated other comprehensive income (loss) in stockholders’ equity.

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

Conditional asset retirement obligations: Under Financial Accounting Standards Board (FASB) Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47), a liability is initially recorded at fair value for an asset retirement obligation associated with the retirement of tangible long-lived assets in the period in which it is incurred if a reasonable estimate of fair value can be made. Conditional asset retirement obligations exist for certain of the Company’s long-term assets. The obligation is initially measured at fair value using expected present value techniques. Over time the liabilities are accreted for the change in their present value and the initial capitalized costs are depreciated over the useful lives of the related assets. FIN 47, was effective December 31, 2005, and its adoption resulted in the recognition of an asset retirement obligation liability of $59 million at December 31, 2005, and an after-tax charge of $35 million for 2005, which was reflected as a cumulative effect of change in accounting principle in the Consolidated Statement of Income. The asset retirement obligation liability was $62 million and $59 million, respectively, at December 31, 2008 and 2007.

Goodwill: Goodwill is the excess of cost of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a business combination. Goodwill is not amortized. Goodwill is tested for impairment annually, and will be tested for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Impairment testing for goodwill is done at a reporting unit level, with all goodwill assigned to a reporting unit. Reporting units are one level below the business segment level, but can be combined when reporting units within the same segment have similar economic characteristics. An impairment loss generally would be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. The estimated fair value of a reporting unit is determined using earnings for the reporting unit multiplied by a price/earnings ratio for comparable industry groups, or by using a discounted cash flow analysis. The price/earnings ratio is adjusted downward, if necessary, to take into consideration the market value of the Company.

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

Revenue (sales) recognition: The Company sells a wide range of products to a diversified base of customers around the world and has no material concentration of credit risk. Revenue is recognized when the risks and rewards of ownership have substantively transferred to customers. This condition normally is met when the product has been delivered or upon performance of services. The Company records estimated reductions to revenue or records expense for customer and distributor incentives, primarily comprised of rebates and free goods, at the time of the initial sale. These sales incentives are accounted for in accordance with EITF Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)”. The estimated reductions to revenue for rebates are based on the sales terms, historical experience, trend analysis and projected market conditions in the various markets served. Since the Company serves numerous markets, the rebate programs offered vary across businesses, but the most common incentive relates to amounts paid or credited to customers for achieving defined volume levels or growth objectives. Free goods are accounted for as an expense and recorded in cost of sales. Sales, use, value-added and other excise taxes are not recognized in revenue.

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

Advertising and merchandising: These costs are charged to operations in the year incurred, and totaled $468 million in 2008, $469 million in 2007 and $471 million in 2006.

Research, development and related expenses: These costs are charged to operations in the year incurred and are shown on a separate line of the Consolidated Statement of Income. Research, development and related expenses totaled $1.404 billion in 2008, $1.368 billion in 2007 and $1.522 billion in 2006. In 2006, this included a $95 million in-process research and development charge (discussed in Note 2) and $75 million in restructuring actions (Note 4). Research and development expenses, covering basic scientific research and the application of scientific advances in the development of new and improved products and their uses, totaled $851 million in 2008, $788 million in 2007, and $943 million in 2006. Related expenses primarily include technical support provided by 3M to customers who are using existing 3M products, and internally developed patent costs, which include costs and fees incurred to prepare, file, secure and maintain patents.

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

Income taxes: The provision for income taxes is determined using the asset and liability approach. Under this approach, deferred income taxes represent the expected future tax consequences of temporary differences between the carrying amounts and tax basis of assets and liabilities. The Company records a valuation allowance to reduce its deferred tax assets when uncertainty regarding their reliability exists. As of December 31, 2008, no significant valuation allowances were recorded. As of January 1, 2007, the Company adopted FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109”. 3M follows FIN 48 guidance to record uncertainties and judgments in the application of complex tax regulations in a multitude of jurisdictions (refer to Note 8 for additional information).

Earnings per share: The difference in the weighted average shares outstanding for calculating basic and diluted earnings per share is attributable to the dilution associated with the Company’s stock-based compensation plans. Certain Management Stock Ownership Program average options outstanding during the years 2008, 2007 and 2006 were not included in the computation of diluted earnings per share because they would not have had a dilutive effect (41.0 million average options for 2008, 21.6 million average options for 2007, and 31.5 million average options for 2006). As discussed in Note 10, the conditions for conversion related to the Company’s Convertible Notes have never been met. If the conditions for conversion are met, 3M may choose to pay in cash and/or common stock; however, if this occurs, the Company has the intent and ability to settle this debt security in cash. Accordingly, there was no impact on 3M’s diluted earnings per share. The computations for basic and diluted earnings per share for the years ended December 31 follow:

Earnings Per Share Computations

(Amounts in millions, except per share amounts)	2008	2007	2006
Numerator:
Net income	$3,460	$4,096	$3,851
Denominator:
Denominator for weighted average common shares outstanding — basic	699.2	718.3	747.5
Dilution associated with the Company’s stock-based compensation plans	8.0	13.7	13.5
Denominator for weighted average common shares outstanding — diluted	707.2	732.0	761.0

Earnings per share — basic	$4.95	$5.70	$5.15
Earnings per share — diluted	$4.89	$5.60	$5.06

Stock-based compensation: The Company recognizes compensation expense for both its General Employees’ Stock Purchase Plan (GESPP) and the Long-Term Incentive Plan (LTIP). Under SFAS No. 123R, “Share-Based Payment”, and related interpretations, the fair value of the share-based compensation is determined at the grant date and the recognition of the related expense is recorded over the period in which the share-based compensation vests. The Company adopted SFAS No. 123R effective January 1, 2006, using the modified retrospective method. All prior periods were restated to give effect to the fair-value-based method of accounting for awards granted in fiscal years beginning on or after January 1, 1995. The Company elected to use a specified “short-cut” method to calculate the historical pool of windfall tax benefits upon adoption of SFAS No. 123R. Refer to Note 16 for additional information.

Comprehensive income: Total comprehensive income and the components of accumulated other comprehensive income (loss) are presented in the Consolidated Statement of Changes in Stockholders’ Equity and Comprehensive Income. Accumulated other comprehensive income (loss) is composed of foreign currency translation effects (including hedges of net investments in international companies), defined benefit pension and postretirement plan adjustments, unrealized gains and losses on available-for-sale debt and equity securities, and unrealized gains and losses on cash flow hedging instruments.

Derivatives and hedging activities: All derivative instruments within the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” are recorded on the balance sheet at fair value. The Company uses interest rate swaps, currency and commodity price swaps, and foreign currency forward and option contracts to manage risks generally associated with foreign exchange rate, interest rate and commodity market volatility. All hedging instruments that qualify for hedge accounting are designated and effective as hedges, in accordance with U.S. generally accepted accounting principles. If the underlying hedged transaction ceases to exist, all changes in fair value of the related derivatives that have not been settled are recognized in current earnings. Instruments that do not qualify for hedge accounting are marked to market with changes recognized in current earnings. The Company does not hold or issue derivative financial instruments for trading purposes and is not a party to leveraged derivatives. However, the Company does have contingently convertible debt that, if conditions for conversion are met, is convertible into shares of 3M common stock (refer to Note 10 in this document).

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.”  FIN 48 was effective as of January 1, 2007. Refer to Note 8 for additional information concerning this standard.

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a single definition of fair value and a framework for measuring fair value, sets out a fair value hierarchy to be used to classify the source of information used in fair value measurements, and requires new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy. This statement applies under other accounting pronouncements that require or permit fair value measurements. In February 2008, the FASB issued Staff Positions (FSPs) No. 157-1 and No. 157-2, which, respectively, remove leasing transactions from the scope of SFAS No. 157 and defer its effective date for one year relative to certain nonfinancial assets and liabilities. As a result, the application of the definition of fair value and related disclosures of SFAS No. 157 (as impacted by these two FSPs) was effective for 3M beginning January 1, 2008 on a prospective basis with respect to fair value measurements of (a) nonfinancial assets and liabilities that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis (at least annually) and (b) all financial assets and liabilities. This adoption did not have a material impact on 3M’s consolidated results of operations or financial condition. The remaining aspects of SFAS No. 157 for which the effective date was deferred under FSP No. 157-2 have been evaluated by the Company. Areas impacted by the deferral relate to nonfinancial assets and liabilities that are measured at fair value, but are recognized or disclosed at fair value on a nonrecurring basis. This deferral applies to such items as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) or nonfinancial long-lived asset groups measured at fair value for an impairment assessment. The effects of these remaining aspects of SFAS No. 157 are to be applied by 3M to fair value measurements prospectively beginning January 1, 2009. The Company does not expect them to have a material impact on 3M’s consolidated results of operations or financial condition. Refer to Note 13 for disclosures required by this new pronouncement.

In early October 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active,” which amended SFAS No. 157 to illustrate key considerations in determining the fair value of a financial asset in an inactive market. This FSP was effective for 3M beginning with the quarter ended September 30, 2008. Its additional guidance was incorporated in the measurements of fair value of applicable financial assets disclosed in Note 13 and did not have a material impact on 3M’s consolidated results of operations or financial condition.

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

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” which changes the accounting for business acquisitions. SFAS No. 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets, and tax benefits. For 3M, SFAS No. 141R is effective for business combinations and adjustments to an acquired entity’s deferred tax asset and liability balances occurring after December 31, 2008. This standard will have no immediate impact upon adoption by 3M, but will result in items such as transaction and acquisition related-restructuring costs with respect to business combinations closing after December 31, 2008 being charged to expense when incurred. The Company considers this standard when evaluating potential future transactions to which it would apply.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51,” which establishes new standards governing the accounting for and reporting of noncontrolling interests (NCIs) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCIs (previously referred to as minority interests) be treated as a separate component of equity, not as a liability; that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions, rather than as step acquisitions or dilution gains or losses; and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. This standard also requires changes to certain presentation and disclosure requirements. For 3M, SFAS No. 160 is effective beginning January 1, 2009. The provisions of the standard are to be applied to all NCIs prospectively, except for the presentation and disclosure requirements, which are to be applied retrospectively to all periods presented. As a result, upon adoption, 3M expects to retroactively reclassify the “Minority interest in subsidiaries” balance currently included in the “Other liabilities” section of the consolidated balance sheet to a new component of equity with respect to NCIs in consolidated subsidiaries. This adoption will impact the presentation of 3M’s consolidated balance sheet and consolidated statement of income; however, the Company does not believe it will have a material impact on 3M’s consolidated financial position or results of operations.

In December 2007, the FASB ratified the Emerging Issues Task Force consensus on EITF Issue No. 07-1, “Accounting for Collaborative Arrangements” that discusses how parties to a collaborative arrangement (which does not establish a legal entity within such arrangement) should account for various activities. The consensus indicates that costs incurred and revenues generated from transactions with third parties (i.e. parties outside of the collaborative arrangement) should be reported by the collaborators on the respective line items in their income statements pursuant to EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent.” Additionally, the consensus provides that income statement characterization of payments between the participants in a collaborative arrangement should be based upon existing authoritative pronouncements; analogy to such pronouncements if not within their scope; or a reasonable, rational, and consistently applied accounting policy election. EITF Issue No. 07-1 is effective for 3M beginning January 1, 2009 and is to be applied retrospectively to all periods presented for collaborative arrangements existing as of the date of adoption. The Company does not expect EITF Issue No. 07-1 to have a material impact on 3M’s consolidated results of operations or financial condition.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” which will require increased disclosures about an entity’s strategies and objectives for using derivative instruments; the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities;” and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. Certain disclosures will also be required with respect to derivative features that are credit-risk-related. SFAS No. 161 is effective for 3M beginning January 1, 2009 on a prospective basis. Since this standard impacts disclosures only, the adoption will not have a material impact on 3M’s consolidated results of operations or financial condition.

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

In May 2008, the FASB issued FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement).” This FSP applies to convertible debt securities that, upon conversion by the holder, may be settled by the issuer fully or partially in cash (rather than settled fully in shares) and specifies that issuers of such instruments should separately account for the liability and equity components in a manner that reflects the issuer’s nonconvertible debt borrowing rate when related interest cost is recognized. This FSP is effective for 3M beginning January 1, 2009 with retrospective application to all periods presented. This standard impacts the Company’s “Convertible Notes” (refer to Note 10 for more detail), and will require that additional interest expense essentially equivalent to the portion of issuance proceeds be retroactively allocated to the instrument’s equity component and be recognized over the period from the Convertible Notes’ issuance on November 15, 2002 through November 15, 2005 (the first date holders of these Notes had the ability to put them back to 3M). 3M has evaluated the impact of this standard and anticipates that its retrospective application will have no impact on results of operations for periods following 2005, but on post-2005 consolidated balance sheets this will result in an increase of approximately $22 million in opening additional paid in capital and a corresponding decrease in opening retained earnings.

In November 2008, the FASB ratified the Emerging Issues Task Force (EITF) consensus on Issue No. 08-6, “Equity Method Investment Accounting Considerations” (EITF 08-6) which addresses certain effects of SFAS Nos. 141R and 160 on an entity’s accounting for equity-method investments. The consensus indicates, among other things, that transaction costs for an investment should be included in the cost of the equity-method investment (and not expensed) and shares subsequently issued by the equity-method investee that reduce the investor’s ownership percentage should be accounted for as if the investor had sold a proportionate share of its investment, with gains or losses recorded through earnings. For 3M, EITF 08-6 is effective for transactions occurring after December 31, 2008. The Company does not expect this standard to have a material impact on 3M’s consolidated results of operations or financial condition.

In November 2008, the FASB ratified the EITF consensus on Issue No. 08-7, “Accounting for Defensive Intangible Assets” (EITF 08-7). The consensus addresses the accounting for an intangible asset acquired in a business combination or asset acquisition that an entity does not intend to use or intends to hold to prevent others from obtaining access (a defensive intangible asset). Under EITF 08-7, a defensive intangible asset would need to be accounted as a separate unit of accounting and would be assigned a useful life based on the period over which the asset diminishes in value. For 3M, EITF 08-6 is effective for transactions occurring after December 31, 2008. The Company considers this standard in terms of evaluating potential future transactions to which it would apply.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”. This FSP requires additional disclosures about plan assets for sponsors of defined benefit pension and postretirement plans including expanded information regarding investment strategies, major categories of plan assets, and concentrations of risk within plan assets. Additionally, this FSP requires disclosures similar to those required under SFAS No. 157 with respect to the fair value of plan assets such as the inputs and valuation techniques used to measure fair value and information with respect to classification of plan assets in terms of the hierarchy of the source of information used to determine their value (see Note 13). The disclosures under this FSP are required for annual periods ending after December 15, 2009. 3M is currently evaluating the requirements of these additional disclosures.

In January 2009, the FASB issued FSP No. EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20” (FSP No. EITF 99-20-1). This FSP provided additional guidance with respect to how entities determine whether an “other-than-temporary impairment” (OTTI) exists for certain beneficial interests in a securitized transaction, such as asset-backed securities and mortgage-backed securities, that (1) do not have a high quality rating or (2) can be contractually prepaid or otherwise settled such that the holder would not recover substantially all of its investment. FSP No. EITF 99-20-1 amended EITF Issue No. 99-20 to more closely align its OTTI guidance with that of SFAS No. 115, “Accounting for Certain Investment in Debt and Equity Securities.” This FSP was effective for 3M prospectively beginning October 1, 2008. The Company considered this FSP’s additional interpretation of EITF Issue No. 99-20 when classifying respective additional impairments as “temporary” or “other-than-temporary” beginning with the fourth quarter of 2008. This FSP had no material impact on such classifications.

NOTE 2.  Acquisitions and Divestitures

Divestitures:

In June 2008, 3M completed the sale of HighJump Software, a 3M Company, to Battery Ventures, a technology venture capital and private equity firm. 3M received proceeds of $85 million for this transaction and recognized, net of assets sold, transaction and other costs, a pre-tax loss of $23 million (recorded in the Safety, Security and Protection Services segment) in 2008.

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

In connection with these transactions, 3M entered into agreements whereby its Drug Delivery Systems Division became a source of supply to the acquiring companies. Because of the extent of 3M cash flows from these agreements in relation to those of the disposed-of businesses, the operations of the branded pharmaceuticals business are not classified as discontinued operations. See Note 4 for further discussion of restructuring actions that resulted from the divestiture of the Company’s global branded pharmaceuticals business.

2008 acquisitions:

During 2008, 3M completed 18 business combinations. The purchase price paid for business combinations (net of cash acquired) and certain contingent consideration paid during the twelve months ended December 31, 2008 for previous acquisitions aggregated to $1.394 billion.

The largest of these 2008 acquisitions was the April 2008 purchase of 100 percent of the outstanding shares of Aearo Holding Corp. (Safety, Security and Protection Services Business), the parent company of Aearo Technologies Inc. (hereafter referred to as Aearo), a manufacturer of personal protection and energy absorbing products. Cash paid, net of cash acquired, for Aearo totaled approximately $523 million and debt assumed from Aearo totaled approximately $684 million, which was immediately paid off.

The 17 additional business combinations are summarized as follows:

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

(11) In October 2008, 3M (Industrial and Transportation Business) purchased 100 percent of the outstanding shares of EMFI S.A. and SAPO S.A.S., manufacturers of polyurethane-based structural adhesives and sealants, which are headquartered in Haguenau, France.

(12) In October 2008, 3M (Industrial and Transportation Business) purchased 100 percent of the outstanding shares of Meguiar’s Inc., a 100-year-old business that manufactures the leading Meguiar’s brand of car care products for cleaning and protecting automotive surfaces, which is headquartered in Irvine, California.

(13) In November 2008, 3M (Health Care Business) purchased certain assets of Food Diagnostics AS, a provider of food diagnostics products and services for the food safety industry, which is headquartered in Oslo, Norway.

(14) In November 2008, 3M (Electro and Communications Business) purchased 100 percent of the outstanding shares of Grafoplast S.p.A, a manufacturer of wire identification systems for the wire and cable market, which is headquartered in Predosa, Italy.

(15) In December 2008, 3M (Display and Graphics Business) purchased 100 percent of the outstanding shares of Financiere Burgienne, a provider of finished license plates under the FAAB and FABRICAUTO brands in France.

(16) In December 2008, 3M (Industrial and Transportation Business) purchased 100 percent of the outstanding shares of ABRASIVOS S.A., a manufacturer of coated abrasives, headquartered in Lima, Peru.

(17) In December 2008, 3M (Consumer and Office Business) purchased certain assets of the Futuro health supports and compression hosiery product line business, headquartered in Cincinnati, OH, from Beiersdorf AG.

Purchased identifiable intangible assets totaled $794 million and will be amortized on a straight-line basis over a weighted-average life of 13 years (lives ranging from 1 to 19 years). Acquired patents of $40 million will be amortized over a weighted-average life of 11 years and other acquired intangibles of $696 million, primarily customer relationships and tradenames, will be amortized over a weighted-average life of 13 years. Indefinite-lived assets of $58 million were purchased in the Meguiar’s acquisition detailed above, which relate to a well recognized brand name for a company that has been in existence for more than 100 years. Pro forma information related to the above acquisitions is not included because the impact on the Company’s consolidated results of operations is not considered to be material. In-process research and development charges associated with these business combinations were not material.

The purchase price allocation for all 2008 business combinations is considered preliminary, as adjustments within the allocation period are possible. The impact on the consolidated balance sheet of the purchase price allocations related to acquisitions, including adjustments relative to other acquisitions within the allocation period, follows:

Asset (Liability) (Millions)	Aearo Holding Corp.	Other Acquisitions	2008 Total
Accounts receivable	$76	$70	$146
Inventory	81	89	170
Other current assets	7	8	15
Property, plant, and equipment — net	78	83	161
Purchased intangible assets	417	377	794
Purchased goodwill	798	594	1,392
Accounts payable and other liabilities, net of other assets	(200)	(104)	(304)
Interest bearing debt	(684)	(125)	(809)
Deferred tax asset/(liability)	(50)	(121)	(171)

Net assets acquired	$523	$871	$1,394

Supplemental information:
Cash paid	$562	$897	$1,459
Less: Cash acquired	39	26	65
Cash paid, net of cash acquired	$523	$871	$1,394
Non-cash (3M shares at fair value)	—	—	—
Net assets acquired	$523	$871	$1,394

In addition to business combinations, 3M periodically acquires certain tangible and/or intangible assets and purchases interests in certain enterprises that do not otherwise qualify for accounting as business combinations. These transactions are largely reflected as additional asset purchase and investment activity.

2007/2006 acquisitions:

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

For 2007 and 2006, pro forma information related to acquisitions was not included because the impact on the Company’s consolidated results of operations was not considered to be material. There were no material in-process research and development charges associated with 2007, while 2006 included $95 million in charges for the Brontes Technologies Inc. acquisition. The impact on the Consolidated Balance Sheet of the purchase price allocations related to acquisitions and adjustments relative to other acquisitions within the allocation period follows:

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

In October 2006, 3M (Health Care Business) purchased 100 percent of the outstanding shares of Brontes Technologies Inc. (Brontes), a Lexington, Massachusetts-based developer of proprietary 3-D imaging technology for dental and orthodontic applications, for $95 million in cash. Brontes was a “development stage enterprise” that did not yet have revenues from its principal operations and the technology acquired did not have any alternative future use. This transaction resulted in a 2006 charge of $95 million, reflecting the write-off of acquired in-process research and development costs, which are recognized as research, development and related expenses in the Consolidated Statement of Income.

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

NOTE 3.  Goodwill and Intangible Assets

As discussed in Note 17 to the Consolidated Financial Statements, effective in the first quarter of 2008, 3M made certain product moves between its business segments. Since there were no material changes in goodwill balances between business segments, amounts presented in the table that follows have not been reclassified. For those changes that resulted in reporting unit changes, the Company applied the relative fair value method to determine the impact to reporting units. SFAS No. 142, “Goodwill and Other Intangible Assets,” requires that goodwill be tested for impairment at least annually and when reporting units are changed. During the first quarter of 2008, the Company completed its assessment of any potential goodwill impairment under the new structure and determined that no impairment existed. The Company completed its annual goodwill impairment test in the fourth quarter of 2008 and determined that no impairment existed.

Purchased goodwill from acquisitions totaled $1.392 billion in 2008, $34 million of which is deductible for tax purposes. Purchased goodwill from acquisitions totaled $326 million in 2007, $55 million of which is deductible for tax purposes. The amounts in the “Translation and other” column in the following table primarily relate to changes in foreign currency exchange rates, except for the $77 million decrease in goodwill related to the second-quarter 2008 sale of 3M’s HighJump Software business (included in the Safety, Security and Protection Services business). The goodwill balance by business segment follows:

Goodwill

			2007			2008
	Dec. 31,	2007	translation	Dec. 31,	2008	translation	Dec. 31,
	2006	acquisition	and	2007	acquisition	and	2008
(Millions)	Balance	activity	other	Balance	activity	other	Balance
Industrial and Transportation	$1,302	$155	$67	$1,524	$192	$(24)	$1,692
Health Care	713	73	53	839	170	(21)	988
Safety, Security and Protection Services	525	70	16	611	815	(224)	1,202
Consumer and Office	89	—	5	94	34	27	155
Display and Graphics	886	—	8	894	140	8	1,042
Electro and Communications	567	28	32	627	41	6	674
Total Company	$4,082	$326	$181	$4,589	$1,392	$(228)	$5,753

Acquired Intangible Assets

For 2008, acquired intangible asset activity through business combinations increased balances by $794 million, while the sale of 3M’s HighJump Software business reduced net intangible asset balances by $23 million. Balances are also impacted by changes in foreign currency exchange rates. The carrying amount and accumulated amortization of acquired intangible assets as of December 31:

(Millions)	2008	2007
Patents	$475	$446
Other amortizable intangible assets (primarily tradenames and customer-related intangibles)	1,381	801
Non-amortizable intangible assets (tradenames)	130	75
Total gross carrying amount	$1,986	$1,322
Accumulated amortization — patents	(318)	(305)
Accumulated amortization — other	(270)	(216)
Total accumulated amortization	(588)	(521)
Total intangible assets — net	$1,398	$801

Amortization expense for acquired intangible assets increased significantly in 2008 due to the significant amount of acquired intangibles in 2008 (Note 2). Amortization expense for the years ended December 31 follows:

(Millions)	2008	2007	2006
Amortization expense	$122	$87	$89

Expected amortization expense for acquired intangible assets recorded as of December 31, 2008 follows:

						After
(Millions)	2009	2010	2011	2012	2013	2013
Amortization expense	$134	$121	$114	$109	$104	$686

The preceding expected amortization expense is an estimate. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, changes in foreign currency exchange rates, impairment of intangible assets, accelerated amortization of intangible assets and other events.

NOTE 4.  Restructuring Actions and Exit Activities

Restructuring actions and exit activities generally include significant actions involving employee-related severance charges, contract termination costs, and impairment of assets associated with such actions.

Employee-related severance charges are largely based upon distributed employment policies and substantive severance plans and are reflected in the quarter in which management approves the associated actions. Severance amounts for which affected employees were required to render service in order to receive benefits at their termination dates were measured at the date such benefits were communicated to the applicable employees and recognized as expense over the employees’ remaining service periods.

Contract termination and other charges primarily reflect costs to terminate a contract before the end of its term (measured at fair value at the time the Company provided notice to the counterparty) or costs that will continue to be incurred under the contract for its remaining term without economic benefit to the Company. As discussed in accounting policies in Note 1, asset impairment charges related to intangible assets and property, plant and equipment reflect the excess of the assets’ carrying values over their fair values.

The following provides information, respectively, concerning the Company’s fourth-quarter 2008 restructuring actions, its 2006/2007 restructuring actions, and its exit activities during 2008 and 2007.

2008 Restructuring Actions:

During the fourth quarter of 2008, management approved and committed to undertake certain restructuring actions. Due to the rapid decline in global business activity in the fourth quarter of 2008, 3M aggressively reduced its cost structure and rationalized several facilities, including manufacturing, technical and office facilities. 3M announced the elimination of more than 2,400 positions across all geographic areas, with particular attention in the developed areas of the world that have and are experiencing large declines in business activity. These reductions included both corporate staff overhead reductions and business-specific reduction actions, as all business segments were impacted. Of these employment reductions, about 31 percent are in the United States, 29 percent in Europe, 24 percent in Latin America and Canada, and 16 percent in the Asia Pacific area. These restructuring actions resulted in a fourth-quarter pre-tax charge of $229 million, with $186 million for employee-related items/benefits and other, and $43 million related to fixed asset impairments. The majority of the employee related items and benefits are expected to be paid out in cash in the first six months of 2009. Cash payments in 2008 related to this fourth-quarter restructuring were not material.

Components of these restructuring actions are summarized by business segment as follows:

Restructuring Actions

	Employee-
	Related Items/	Asset
(Millions)	Benefits and Other	Impairments	Total

Expense incurred in 2008:
Industrial and Transportation	$33	$7	$40
Health Care	37	14	51
Safety, Security and Protection Services	12	—	12
Consumer and Office	17	1	18
Display and Graphics	15	9	24
Electro and Communications	7	—	7
Corporate and Unallocated	65	12	77
Total 2008 expense	$186	$43	$229

The preceding charges were recorded in cost of sales ($84 million), selling, general and administrative expenses ($135 million), and research, development and related expenses ($10 million).

2006/2007 Restructuring Actions:

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

Actions with respect to the 2006/2007 restructuring plan were substantially completed in 2007. Components of these restructuring actions include:

Restructuring Actions

	Employee-	Contract
	Related Items	Terminations	Asset
(Millions)	and Benefits	and Other	Impairments	Total

Expense incurred in 2006:
Pharmaceuticals business actions	$97	$8	$61	$166
Overhead reduction actions	112	—	—	112
Business-specific actions	34	8	83	125
Total 2006 expense	$243	$16	$144	$403

Non-cash changes in 2006:
Pharmaceuticals business actions	$(19)	$—	$(61)	$(80)
Overhead reduction actions	(12)	—	—	(12)
Business-specific actions	(4)	—	(83)	(87)
Total 2006 non-cash	$(35)	$—	$(144)	$(179)

Cash payments in 2006:
Pharmaceuticals business actions	$—	$(2)	$—	$(2)
Overhead reduction actions	—	—	—	—
Business-specific actions	—	—	—	—
Total 2006 cash payments	$—	$(2)	$—	$(2)

Accrued liability balances as of Dec. 31, 2006:
Pharmaceuticals business actions	$78	$6	$—	$84
Overhead reduction actions	100	—	—	100
Business-specific actions	30	8	—	38
Total accrued balance	$208	$14	$—	$222

Expenses (credits) incurred in 2007:
Pharmaceuticals business actions	$(12)	$(4)	$—	$(16)
Overhead reduction actions	2	—	—	2
Business-specific actions	13	4	35	52
2007 expense	$3	$—	$35	$38

Non-cash changes in 2007:
Pharmaceuticals business actions	$(21)	$4	$—	$(17)
Overhead reduction actions	(5)	—	—	(5)
Business-specific actions	(12)	(4)	(35)	(51)
2007 non-cash	$(38)	$—	$(35)	$(73)

Cash payments in 2007:
Pharmaceuticals business actions	$(40)	$(6)	$—	$(46)
Overhead reduction actions	(87)	—	—	(87)
Business-specific actions	(26)	(8)	—	(34)
2007 cash payments	$(153)	$(14)	$—	$(167)

	Employee-	Contract
	Related Items	Terminations	Asset
(Millions)	and Benefits	and Other	Impairments	Total
Accrued liability balances as of Dec. 31, 2007:
Pharmaceuticals business actions	$5	$—	$—	$5
Overhead reduction actions	10	—	—	10
Business-specific actions	5	—	—	5
Total accrued liability balance	$20	$—	$—	$20

Cash payments in 2008:
Pharmaceuticals business actions	$(5)	$—	$—	$(5)
Overhead reduction actions	(10)	—	—	(10)
Business-specific actions	(4)	—	—	(4)
2008 cash payments	$(19)	$—	$—	$(19)

Accrued liability balances as of Dec. 31, 2008:
Pharmaceuticals business actions	$—	$—	$—	$—
Overhead reduction actions	—	—	—	—
Business-specific actions	1	—	—	1
Total accrued liability balance	$1	$—	$—	$1

Income statement line in which the preceding 2007 and 2006 expenses (credits) are reflected:

(Millions)	2007	2006
Cost of sales	$40	$130
Selling, general and administrative expenses	5	198
Research, development and related expenses	(7)	75
Total	$38	$403

The amount of expenses (credits) incurred in 2007 and 2006 associated with the preceding are reflected in the Company’s business segments as follows:

(Millions)	2007	2006
Industrial and Transportation	$2	$15
Health Care	(11)	293
Safety, Security and Protection Services	28	10
Display and Graphics	3	31
Electro and Communications	18	54
Corporate and Unallocated	(2)	—
Total	$38	$403

In connection with this targeted 2006/2007 restructuring plan, the Company eliminated a total of approximately 1,900 positions from various functions within the Company. Approximately 390 positions were pharmaceuticals business employees, approximately 960 positions related primarily to corporate staff overhead reductions, and approximately 550 positions were business-specific reduction actions. Of the 1,900 employment reductions, about 58 percent are in the United States, 21 percent in Europe, 12 percent in Latin America and Canada, and 9 percent in the Asia Pacific area. As a result of the second-quarter 2007 phaseout of operations at a New Jersey roofing granule facility and the sale of the Company’s Opticom Priority Control Systems and Canoga Traffic Detection businesses, the Company eliminated approximately 100 additional positions.

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

Business-specific asset impairment charges for 2007 totaled $35 million. This included charges of $24 million related to property, plant and equipment associated with the Company’s decision to phaseout operations at a New Jersey roofing granule facility (Safety, Security and Protection Services segment) and charges of $11 million ($10 million related to property, plant and equipment and $1 million related to intangible assets) related to the Company’s decision to close an Electro and Communications facility in Wisconsin.

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

Exit Activities:

During the second and third quarters of 2008, management approved and committed to undertake certain exit activities, which resulted in a pre-tax charge of $68 million. These charges primarily related to employee-related liabilities and fixed asset impairments. During the fourth quarter 2008, a pre-tax benefit of $10 million was recorded, which primarily related to adjustments to employee-related liabilities for second and third-quarter 2008 exit activities. In total for 2008, these actions resulted in pre-tax charges for Industrial and Transportation ($26 million); Display and Graphics ($18 million); Health Care ($9 million); Safety, Security and Protection Services ($3 million); and Corporate and Unallocated ($2 million). These charges were recorded in cost of sales ($38 million), selling, general and administrative expenses ($17 million), and research, development and related expenses ($3 million).

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

NOTE 5.  Supplemental Balance Sheet Information

(Millions)	2008	2007
Other current assets
Prepaid expenses and other	$552	$410
Deferred income taxes	271	428
Derivative assets-current	215	91
Product and other insurance receivables	130	220
Total other current assets	$1,168	$1,149

Investments
Equity-method	$73	$64
Available-for-sale	5	16
Cash surrender value of life insurance policies, real estate and other	208	218
Total investments	$286	$298

Supplemental Balance Sheet Information (continued)

(Millions)	2008	2007
Property, plant and equipment — at cost
Land	$281	$303
Buildings and leasehold improvements	5,787	5,496
Machinery and equipment	11,742	11,801
Construction in progress	903	684
Capital leases	99	106
Gross property, plant and equipment	18,812	18,390
Accumulated depreciation*	(11,926)	(11,808)
Property, plant and equipment — net	$6,886	$6,582

*Includes accumulated depreciation for capital leases of $40 million for 2008 and $42 million for 2007.

Other assets
Deferred income taxes	$807	$176
Product and other insurance receivables	206	318
Other	225	234
Total other assets	$1,238	$728

Other current liabilities
Accrued trade payables	$428	$458
Deferred income	322	323
Derivative liabilities-current	203	84
Restructuring actions	187	20
Employee benefits and withholdings	157	194
Product and other claims	148	120
Property and other taxes	141	169
Pension and postretirement benefits	38	35
Deferred income taxes	19	22
Other	349	408
Total other current liabilities	$1,992	$1,833

Accounts payable (included as a separate line item in the Consolidated Balance Sheet) includes drafts payable on demand of $98 million and $44 million as of December 31, 2008, and 2007, respectively.

Other liabilities
Long term taxes payable	$295	$310
Employee benefits	537	576
Minority interest in subsidiaries	424	325
Product and other claims	296	372
Capital lease obligations	58	69
Deferred income	22	36
Deferred income taxes	21	355
Other	163	175
Total other liabilities	$1,816	$2,218

NOTE 6.  Supplemental Stockholders’ Equity and Accumulated Other Comprehensive Income Information

Common stock ($.01 par value per share) of 3.0 billion shares is authorized, with 944,033,056 shares issued. Treasury stock is reported at cost, with 250,489,769 shares at December 31, 2008, 234,877,025 shares at December 31, 2007, and 209,670,254 shares at December 31, 2006. Preferred stock, without par value, of 10 million shares is authorized but unissued.

The components of the ending balances of accumulated other comprehensive income (loss) as of December 31 follow:

Accumulated Other Comprehensive Income (Loss)

(Millions)	2008	2007	2006
Cumulative translation adjustment
Balance at January 1	$742	$210	$(296)
Pre-tax amount	(920)	456	503
Tax effect	32	76	3
Net of tax amount	(888)	532	506
Balance at December 31	(146)	742	210

Defined benefit pension and postretirement plans adjustment
Balance at January 1	(1,453)	(2,067)	(156)
Pre-tax amount	(3,096)	941	(3,208)
Tax effect	1,024	(327)	1,297
Net of tax amount	(2,072)	614	(1,911)
Balance at December 31	(3,525)	(1,453)	(2,067)

Unrealized gain (loss) on debt and equity securities
Balance at January 1	(8)	2	3
Pre-tax amount	(18)	(16)	(1)
Tax effect	7	6	—
Net of tax amount	(11)	(10)	(1)
Balance at December 31	(19)	(8)	2

Unrealized gain (loss) on cash flow hedging instruments
Balance at January 1	(28)	(18)	38
Pre-tax amount	124	(24)	(85)
Tax effect	(52)	14	29
Net of tax amount	72	(10)	(56)
Balance at December 31	44	(28)	(18)

Total accumulated other comprehensive income (loss)
Balance at January 1	(747)	(1,873)	(411)
Pre-tax amount	(3,910)	1,374	(2,791)
Tax effect	1,011	(248)	1,329
Net of tax amount	(2,899)	1,126	(1,462)
Balance at December 31	$(3,646)	$(747)	$(1,873)

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R).” This standard eliminated the requirement for a “minimum pension liability adjustment” that was previously required under SFAS No. 87 and required employers to recognize the underfunded or overfunded status of a defined benefit plan as an asset or liability in its statement of financial position. In 2006, as a result of the implementation of SFAS No. 158, the Company recognized an after-tax decrease in accumulated other comprehensive income of $1.187 billion and $513 million for the U.S. and International pension benefit plans, respectively, and $218 million for the postretirement benefit plans.

Reclassification adjustments are made to avoid double counting in comprehensive income items that are also recorded as part of net income. In 2008, $79 million pre-tax ($52 million after-tax), were reclassified to earnings from accumulated other comprehensive income to pension and postretirement expense in the income statement. In 2007, $198 million pre-tax ($123 million after-tax) were reclassified to earnings from accumulated other comprehensive income to pension and postretirement expense in the income statement. These pension and postretirement expense amounts are shown in the table in Note 11 as amortization of transition (asset) obligation, amortization of prior service cost (benefit) and amortization of net actuarial (gain) loss. Cash flow hedging instruments reclassifications are provided in Note 12. Reclassifications to earnings from accumulated other comprehensive income for debt and equity securities, which primarily include marketable securities, totaled a loss of approximately $6 million pre-tax ($4 million after tax) for 2008, as shown in the auction rate securities table in Note 13. Other reclassification adjustments were not material. Income taxes are not provided for foreign translation relating to permanent investments in international subsidiaries, but tax effects within cumulative translation does include impacts from items such as net investment hedge transactions.

NOTE 7.  Supplemental Cash Flow Information

(Millions)	2008	2007	2006
Cash income tax payments	$1,778	$1,999	$1,842
Cash interest payments	234	162	119
Capitalized interest	28	25	16

Individual amounts in the Consolidated Statement of Cash Flows exclude the impacts of acquisitions, divestitures and exchange rate impacts, which are presented separately. “Other — net” in the Consolidated Statement of Cash Flows within operating activities in 2008, 2007 and 2006 includes changes in liabilities related to 3M’s restructuring actions (Note 4).

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

NOTE 8.  Income Taxes

Income Before Income Taxes and Minority Interest

(Millions)	2008	2007	2006
United States	$2,251	$2,820	$3,191
International	2,857	3,295	2,434
Total	$5,108	$6,115	$5,625

Provision for Income Taxes

(Millions)	2008	2007	2006
Currently payable
Federal	$636	$1,116	$1,087
State	14	58	128
International	820	779	824
Deferred
Federal	78	(105)	(261)
State	34	1	(24)
International	6	115	(31)
Total	$1,588	$1,964	$1,723

Components of Deferred Tax Assets and Liabilities

(Millions)	2008	2007
Accruals not currently deductible
Employee benefit costs	$230	$240
Product and other claims	198	258
Pension costs	914	(99)
Restructuring costs	11	2
Stock-based compensation	425	377
Product and other insurance receivables	(100)	(154)
Accelerated depreciation	(463)	(403)
Other	(177)	6
Net deferred tax asset	$1,038	$227

Reconciliation of Effective Income Tax Rate

	2008	2007	2006
Statutory U.S. tax rate	35.0%	35.0%	35.0%
State income taxes — net of federal benefit	0.9	0.9	1.0
International income taxes — net	(3.9)	(2.8)	(1.5)
Foreign export sales benefit	—	—	(0.9)
U.S. business credits	(0.4)	(0.3)	(0.3)
Reserves for tax contingencies/return to provision	0.3	0.4	(2.7)
Gain on sale of pharmaceuticals business	—	—	0.4
Restructuring actions	0.4	0.1	(0.3)
In-process research and development write-off	0.1	—	0.6
Medicare Modernization Act	(0.2)	(0.4)	(0.4)
Domestic Manufacturer’s deduction	(0.8)	(0.8)	(0.3)
All other — net	(0.3)	—	—
Effective worldwide tax rate	31.1%	32.1%	30.6%

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2002. During 2008, the Company paid IRS assessments related to tax and interest for the 2001 through 2004 tax years. The IRS’s adjustments to the Company’s tax positions including interest were fully reserved. As a result of these additional tax payments, the Company’s net unrecognized tax benefits for tax and interest were reduced by $71 million during 2008.

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

Federal, State and Foreign Tax

(Millions)	2008	2007
Gross UTB Balance at January 1	$680	$691

Additions based on tax positions related to the current year	126	79
Additions for tax positions of prior years	98	143
Reductions for tax positions of prior years	(180)	(189)
Settlements	(101)	(24)
Reductions due to lapse of applicable statute of limitations	(66)	(20)

Gross UTB Balance at December 31	$557	$680

Net UTB impacting the effective tax rate at December 31	$334	$334

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of both December 31, 2008 and December 31, 2007 is $334 million. The ending net UTB results from adjusting the gross balance for items such as Federal, State, and non-U.S. deferred items, interest and penalties, and deductible taxes. The net UTB is included as components of Accrued Income Taxes and Other Liabilities within the Consolidated Balance Sheet.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in tax expense. During the years ended December 31, 2008 and 2007, the Company recognized in the consolidated statement of income on a gross basis approximately $8 million and $9 million in interest and penalties, respectively. At December 31, 2008 and December 31, 2007, accrued interest and penalties in the consolidated balance sheet on a gross basis were $47 million and $69 million, respectively. Included in these interest and penalty amounts are interest and penalties related to tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

In 2008 and 2007, the Company completed the preparation and filing of its U.S. federal and state income tax returns for 2007 and 2006, respectively, which did not result in any material changes to the Company’s financial position. In 2006, considering the developments noted below and other factors, including the impact on open audit years of the resolution of issues in various audits, reassessments resulted in a reduction of the reserves in 2006 by $149 million, inclusive of the expected amount of certain refund claims. In 2006, an audit of the Company’s U.S. tax returns for years through 2001 was completed. The Company and the Internal Revenue Service reached a final settlement for these years, including an agreement on the amount of a refund claim to be filed by the Company. The Company also substantially resolved audits in certain European countries. In addition, the Company completed the preparation and filing of its 2005 U.S. federal income tax return and the corresponding 2005 state income tax returns. The adjustments from amounts previously estimated in the U.S. federal and state income tax returns (both positive and negative) included lower U.S. taxes on dividends received from the Company’s foreign subsidiaries. The Company also made quarterly adjustments (both positive and negative) to its reserves for tax contingencies.

The Company made discretionary contributions to its U.S. qualified pension plan of $200 million in 2008, $200 million in 2007, and $200 million in 2006. The current income tax provision includes a benefit for the pension contributions; the deferred tax provision includes a cost for the related temporary difference.

As a result of certain employment commitments and capital investments made by 3M, income from manufacturing activities in certain countries is subject to reduced tax rates or, in some cases, is exempt from tax for years through 2014. The income tax benefits attributable to the tax status of these subsidiaries are estimated to be $44 million (6 cents per diluted share) in 2008, $47 million (6 cents per diluted share) in 2007, and $20 million (3 cents per diluted share) in 2006.

The Company has not provided deferred taxes on unremitted earnings attributable to international companies that have been considered to be reinvested indefinitely. These earnings relate to ongoing operations and were approximately $5.9 billion as of December 31, 2008. Because of the availability of U.S. foreign tax credits, it is not practicable to determine the income tax liability that would be payable if such earnings were not indefinitely reinvested.

NOTE 9.  Marketable Securities

The Company invests in asset-backed securities, agency securities, corporate medium-term note securities and other securities. The following is a summary of amounts recorded on the Consolidated Balance Sheet for marketable securities (current and non-current) at December 31, 2008.

	Dec. 31,	Dec. 31,
(Millions)	2008	2007

Agency securities	$180	$260
Corporate securities	145	10
Asset-backed securities:
Automobile loans related	24	141
Credit cards related	—	37
Other	11	8
Asset-backed securities total	35	186
Other securities	13	123

Current marketable securities	$373	$579

Agency securities	$200	$56
Asset-backed securities:
Credit cards related	40	68
Automobile loans related	25	121
Other	11	78
Asset-backed securities total	76	267
Corporate securities	62	112
Treasury securities	12	29
Auction rate and other securities	2	16

Non-current marketable securities	$352	$480

Total marketable securities	$725	$1,059

Classification of marketable securities as current or non-current is dependent upon management’s intended holding period, the security’s maturity date and liquidity considerations based on market conditions. If management intends to hold the securities for longer than one year as of the balance sheet date, they are classified as non-current. At December 31, 2008, gross unrealized losses totaled approximately $30 million (pre-tax), while gross unrealized gains were not material. Gross unrealized losses related to auction rate securities totaled $16 million, which are discussed further below, while other securities have experienced unrealized losses of $14 million as credit spreads have widened. Gross realized gains on sales or maturities of marketable securities were $5 million in 2008, $7 million in 2007 and not material for 2006. Gross realized losses on sales or maturities of marketable securities were not material for 2008, 2007 and 2006. Cost of securities sold or reclassified use the first in, first out (FIFO) method. Since these marketable securities are classified as available-for-sale securities, changes in fair value will flow through other comprehensive income, with amounts reclassified out of other comprehensive income into earnings upon sale or “other-than-temporary” impairment.

3M has a diversified marketable securities portfolio of $725 million as of December 31, 2008. Within this portfolio, current and long-term asset-backed securities (estimated fair value of $111 million) are primarily comprised of interests in automobile loans and credit cards. At December 31, 2008, the asset-backed securities credit ratings were AAA or A-1+, with the following exceptions: three securities rated BBB with a fair market value of $5 million. 3M’s marketable securities portfolio also includes auction rate securities (estimated fair value of $1 million) that represent interests in investment grade credit default swaps. During the second half of 2007 and all four quarters in 2008, these auction rate securities failed to auction due to sell orders exceeding buy orders. Liquidity for these auction-rate securities is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals, usually every 7, 28, 35, or 90 days. The funds associated with failed auctions will not be accessible until a successful auction occurs or a buyer is found outside of the auction process. Based upon an analysis of “temporary” and “other-than-temporary” impairment factors, auction rate securities with an original par value of approximately $34 million were written-down to an estimated fair value of $16 million as of December 31, 2007 and subsequently written-down to an estimated fair value of $1 million as of December 31, 2008. 3M recorded “other-than-temporary” impairment charges that reduced pre-tax income by approximately $8 million in 2007 and approximately $9 million in 2008. There are $16 million (pre-tax) of temporary impairments at December 31, 2008, which were recorded as unrealized losses within other comprehensive income. As of December 31, 2008, these investments in auction rate securities have been in a loss position for approximately 15 months. These auction rate securities are classified as non-current marketable securities as of December 31, 2008 as indicated in the preceding table. Refer to Note 13 for a table that reconciles the beginning and ending balances of auction rate securities for 2008.

3M reviews impairments associated with the above in accordance with Emerging Issues Task Force (EITF) 03-1 and FSP SFAS 115-1 and 124-1, “The Meaning of Other-Than-Temporary-Impairment and Its Application to Certain Investments,” as well as EITF 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets,” and related interpretations to determine the classification of the impairment as “temporary” or “other-than-temporary.” A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income component of stockholders’ equity. Such an unrealized loss does not reduce net income for the applicable accounting period because the loss is not viewed as other-than-temporary. The Company believes that a portion of the impairment of its auction rate securities investments is temporary and a portion is other-than-temporary. The factors evaluated to differentiate between temporary and other-than-temporary include the projected future cash flows, credit ratings actions, and assessment of the credit quality of the underlying collateral.

The balance at December 31, 2008 for marketable securities and short-term investments by contractual maturity are shown below. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

Dec. 31,
(Millions)	2008

Due in one year or less	$259
Due after one year through three years	349
Due after three years through five years	102
Due after five years	15

Total marketable securities	$725

NOTE 10.  Long-Term Debt and Short-Term Borrowings

Long-term debt and short-term borrowings as of December 31 consisted of the following (with interest rates as of December 31, 2008):

Long-Term Debt

(Millions) Description / Principal Amount	Currency/ Fixed vs. Floating*	Effective Interest Rate*	Final Maturity Date	2008	2007
Eurobond (625 million Euros)	Euro Fixed	4.98%	2014	$882	$919
Medium-term note ($850 million)	USD Fixed	4.42%	2013	849	—
Medium-term note ($800 million)	USD Fixed	4.56%	2011	799	—
30-year bond ($750 million)	USD Fixed	5.73%	2037	747	747
Eurobond (400 million Euros)	Euro Floating	5.24%	2014	603	591
Medium-term note ($500 million)	USD Fixed	4.67%	2012	500	500
Medium-term note ($400 million)	USD Floating	2.68%	2009	411	408
30-year debenture ($330 million)	USD Fixed	6.01%	2028	351	350
Dealer remarketable securities ($350 million)	USD Fixed	7.14%	2010	350	350
Convertible notes ($252 million)	USD Fixed	0.50%	2032	224	222
Floating rate note ($100 million)	USD Floating	1.65%	2041	100	100
Floating rate note ($62 million)	USD Floating	1.65%	2044	62	62
ESOP debt guarantee ($44 million)	USD Fixed	5.62%	2009	44	87
Other borrowings	Various	4.44%	2009-2040	136	223
Total long-term debt				$6,058	$4,559
Less: current portion of long-term debt				892	540
Long-term debt (excluding current portion)				$5,166	$4,019

Short-Term Borrowings and Current Portion of Long-Term Debt

(Millions)	Effective Interest Rate*	2008	2007
Current portion of long-term debt	4.59%	$892	$540
U.S. dollar commercial paper	1.74%	575	—
Non-U.S. dollar commercial paper	—	—	349
Other borrowings	5.73%	85	12
Total short-term borrowings and current portion of long-term debt		$1,552	$901

Weighted-Average Effective Interest Rate*

	Total		Excluding ESOP Debt
At December 31	2008	2007	2008	2007
Short-term	3.59%	5.10%	3.53%	5.07%
Long-term	4.72%	4.48%	4.72%	4.47%

* Debt tables reflect the effects of interest rate swaps at December 31; weighted-average effective interest rate table reflects the combined effects of interest rate and currency swaps at December 31.

Maturities of long-term debt for the five years subsequent to December 31, 2008 are as follows (in millions):

2009	2010	2011	2012	2013	Thereafter	Total
$892	$109	$899	$723	$849	$2,586	$6,058

The Company’s $350 million of dealer remarketable securities (classified as current portion of long-term debt) were remarketed for one year in December 2008. Long-term debt payments due in 2009 include these $350 million of dealer remarketable securities and $62 million of floating rate notes. These securities are classified as current portion of long-term debt as the result of put provisions associated with these debt instruments. Long-term debt payments due in 2010 and 2011 include floating rate notes totaling $85 million and $100 million, respectively, as a result of put provisions. Additionally, payments due in 2012 include the $224 million carrying amount of Convertible Notes, as a result of put provisions.

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

The Company has an AA credit rating, with a stable outlook, from Standard & Poor’s and an Aa1 credit rating, with a negative outlook, from Moody’s Investors Service. At December 31, 2008, certain debt agreements ($350 million of dealer remarketable securities and $44 million of ESOP debt) had ratings triggers (BBB-/Baa3 or lower) that would require repayment of debt. In addition, under the Company’s $1.5-billion five-year credit facility agreement that was effective April 30, 2007, 3M is required to maintain its EBITDA to Interest Ratio as of the end of each fiscal quarter at not less than 3.0 to 1. This is calculated (as defined in the agreement) as the ratio of consolidated total EBITDA for the four consecutive quarters then ended to total interest expense on all funded debt for the same period. At December 31, 2008, this ratio was approximately 30 to 1. At December 31, 2008, available short-term committed lines of credit, including the preceding $1.5 billion five-year credit facility, totaled approximately $1.582 billion, of which approximately $143 million was utilized in connection with normal business activities. Debt covenants do not restrict the payment of dividends.

The Company has a “well-known seasoned issuer” shelf registration statement, effective February 24, 2006, which registers an indeterminate amount of debt or equity securities for future sales. On June 15, 2007, the Company registered 150,718 shares of the Company’s common stock under this shelf on behalf of and for the sole benefit of the selling stockholders in connection with the Company’s acquisition of assets of Diamond Productions, Inc. The Company intends to use the proceeds from its future securities sales off this shelf for general corporate purposes. In connection with this shelf registration, in June 2007 the Company filed a prospectus relating to the offering of up to $3 billion of medium-term notes. In December 2007, 3M issued a five-year, $500 million, fixed rate note with a coupon rate of 4.65% under this medium-term notes program. In August 2008, 3M issued a five-year, $850 million, fixed rate note with a coupon rate of 4.375% under this medium-term notes program. In October 2008, the Company issued a three-year $800 million, fixed rate note with a coupon rate of 4.50% under this medium-term notes program, reducing remaining capacity to $850 million as of December 31, 2008. The Company has the ability to increase the amount of securities that are authorized to be issued under this program.

The Company also issued notes under an earlier medium-term note program. In March 2007, the Company issued a 30-year, $750 million, fixed rate note with a coupon rate of 5.70%. In November 2006, 3M issued a three-year, $400 million, fixed rate note. The Company entered into an interest rate swap to convert this to a rate based on a floating LIBOR index. In December 2004, 3M issued a 40-year, $62 million, floating rate note, with the rate based on a floating LIBOR index. This $1.5 billion medium term notes program was replaced by the $3 billion program established in June 2007.

In July 2007, 3M issued a seven year 5.0% fixed rate Eurobond for an amount of 750 million Euros (book value of approximately $1.094 billion in U.S. Dollars at December 31, 2008). Upon debt issuance in July 2007, 3M completed a fixed-to-floating interest rate swap on a notional amount of 400 million Euros as a fair value hedge of a portion of the fixed interest rate Eurobond obligation. In December 2007, 3M reopened the existing seven year 5.0% fixed rate Eurobond for an additional amount of 275 million Euros (book value of approximately $391 million in U.S. Dollars at December 31, 2008). This security was issued at a premium and was subsequently consolidated with the original security on January 15, 2008.

3M may redeem its 30-year zero-coupon senior notes (the “Convertible Notes”) at any time in whole or in part at the accreted conversion price; however, bondholders may convert upon notification of redemption each of the notes into 9.4602 shares of 3M common stock. Holders of the 30-year zero-coupon senior notes have the option to require 3M to purchase their notes at accreted value on November 21 in the years 2005, 2007, 2012, 2017, 2022 and 2027. In November 2005, 22,506 of the 639,000 in outstanding bonds were redeemed, resulting in a payout from 3M of approximately $20 million. In November 2007, an additional 364,598 outstanding bonds were redeemed resulting in a payout from 3M of approximately $322 million. These payouts reduced the Convertible Notes’ face value at maturity to $252 million, which equates to a book value of approximately $224 million at December 31, 2008. As disclosed in a Form 8-K in November 2005, 3M amended the terms of these securities to pay cash at a rate of 2.40% per annum of the principal amount at maturity of the Company’s Convertible Notes, which equates to 2.75% per annum of the notes’ accreted value on November 21, 2005. The cash interest payments were made semiannually in arrears on May 22, 2006, November 22, 2006, May 22, 2007 and November 22, 2007 to holders of record on the 15th calendar day preceding each such interest payment date. Effective November 22, 2007, the effective interest rate reverted back to the original yield of 0.50%.

3M originally sold $639 million in aggregate face amount of these “Convertible Notes” on November 15, 2002, which are convertible into shares of 3M common stock. The gross proceeds from the offering, to be used for general corporate purposes, were $550 million ($540 million net of issuance costs). Debt issuance costs were amortized on a straight-line basis over a three-year period beginning in November 2002. On February 14, 2003, 3M registered these Convertible Notes in a registration statement filed with the Securities and Exchange Commission. The terms of the Convertible Notes include a yield to maturity of 0.50% and an initial conversion premium of 40 percent over the $65.00 (split-adjusted) closing price of 3M common stock on November 14, 2002. If certain conditions for conversion (relating to the closing common stock prices of 3M exceeding the conversion trigger price for specified periods) are met, holders may convert each of the 30-year zero-coupon senior notes into 9.4602 shares of 3M common stock in any calendar quarter commencing after March 31, 2003. The conversion trigger price for the fourth quarter of 2008 was $121.81 per share. If the conditions for conversion are met, and 3M elects not to settle in cash, the 30-year zero-coupon senior notes will be convertible in the aggregate into approximately 2.4 million shares of 3M common stock. The conditions for conversion related to the Company’s Convertible Notes have never been met. If the conditions for conversion are met, 3M may choose to pay in cash and/or common stock; however, if this occurs, the Company has the intent and ability to settle this debt security in cash. Accordingly, there was no impact on 3M’s diluted earnings per share.

In December 2008, the Company’s $350 million of dealer remarketable securities were remarketed for one year. They were reissued with a fixed coupon rate of 7.14%. These securities, which are classified as current portion of long-term debt, were issued in December 2000. The remarketable securities can be remarketed annually, at the option of the dealer, for a year each time, with a final maturity date of December 2010.

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

In August 2006, the Pension Protection Act (PPA) was signed into law in the U.S. The PPA increased the funding target for defined benefit pension plans to 100 percent of the target liability. The PPA transition rules require a funding liability target of 92 percent in 2008, reaching 100 percent by 2011. 3M’s U.S. qualified defined benefit plans are funded at the applicable transition funding liability target for 2008.

In accordance with SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R),” the Company recognizes the underfunded or overfunded status of defined benefit pension and postretirement plans as an asset or liability in its statement of financial position, and recognizes changes in the funded status in the year in which the changes occur through accumulated other comprehensive income, which is a component of stockholders’ equity.

During the first quarter of 2008, the Company made modifications to its U.S. postretirement benefits plan. The changes are effective beginning January 1, 2009, and allow current retired employees and employees who retire before January 1, 2013 the option to continue on the existing postretirement plans or elect the new plans. Current employees who retire after December 31, 2012, will receive a savings account benefits-based plan. As a result of the modification to the U.S. postretirement benefits plan, the Company remeasured its U.S. plans’ assets and accumulated postretirement benefit obligation (APBO) as of March 31, 2008. The impact of the plan modifications reduced the APBO by $148 million, which was partially offset by asset values being $97 million lower than on December 31, 2007. Therefore, the accrued benefit cost liability recorded on the balance sheet as of March 31, 2008, was reduced by $51 million. The remeasurement reduced the 2008 expense by $15 million.

Following is a reconciliation of the beginning and ending balances of the benefit obligation and the fair value of plan assets as of December 31:

	Qualified and Non-qualified Pension Benefits				Postretirement
	United States		International		Benefits
(Millions)	2008	2007	2008	2007	2008	2007
Change in benefit obligation
Benefit obligation at beginning of year	$10,215	$10,149	$4,856	$4,450	$1,809	$1,841
Acquisitions	22	—	—	3	—	—
Service cost	192	192	120	125	53	57
Interest cost	597	568	252	228	100	104
Participant contributions	—	—	5	4	56	47
Foreign exchange rate changes	—	—	(620)	337	(20)	14
Plan amendments	9	18	(9)	17	(148)	(98)
Actuarial (gain) loss	(40)	(154)	(369)	(114)	(93)	(16)
Medicare Part D Reimbursement	—	—	—	—	12	10
Benefit payments	(606)	(565)	(194)	(175)	(158)	(159)
Settlements, curtailments, special termination benefits and other	6	7	(4)	(19)	—	9
Benefit obligation at end of year	$10,395	$10,215	$4,037	$4,856	$1,611	$1,809
Change in plan assets
Fair value of plan assets at beginning of year	$11,096	$10,060	$4,424	$3,970	$1,355	$1,337
Acquisitions	13	—	—	1	—	—
Actual return on plan assets	(1,495)	1,376	(872)	188	(377)	127
Company contributions	235	225	186	151	53	3
Participant contributions	—	—	5	4	56	47
Foreign exchange rate changes	—	—	(527)	300	—	—
Benefit payments	(606)	(565)	(194)	(175)	(158)	(159)
Settlements, curtailments, special termination benefits and other	—	—	—	(15)	—	—
Fair value of plan assets at end of year	$9,243	$11,096	$3,022	$4,424	$929	$1,355
Funded status at end of year	$(1,152)	$881	$(1,015)	$(432)	$(682)	$(454)

	Qualified and Non-qualified Pension Benefits				Postretirement
	United States		International		Benefits
(Millions)	2008	2007	2008	2007	2008	2007
Amounts recognized in the Consolidated Balance Sheet as of Dec. 31,
Non-current assets	$—	$1,246	$36	$132	$—	$—
Accrued benefit cost
Current liabilities	(31)	(27)	(5)	(6)	(2)	(2)
Non-current liabilities	(1,121)	(338)	(1,046)	(558)	(680)	(452)
Ending balance	$(1,152)	$881	$(1,015)	$(432)	$(682)	$(454)
Amounts recognized in accumulated other comprehensive income as of Dec. 31,
Net transition obligation (asset)	$—	$—	$(3)	$1	$—	$—
Net actuarial loss (gain)	3,489	1,210	1,468	884	1,089	768
Prior service cost (credit)	62	68	(80)	(45)	(416)	(365)
Ending balance	$3,551	$1,278	$1,385	$840	$673	$403

The accumulated benefit obligation of the U.S. pension plans was $9.844 billion and $9.643 billion at December 31, 2008 and 2007, respectively. The accumulated benefit obligation of the international pension plans was $3.681 billion and $4.421 billion at December 2008 and 2007, respectively.

The following amounts relate to pension plans with accumulated benefit obligations in excess of plan assets as of December 31:

	Qualified and Non-qualified Pension Plans
	United States		International
(Millions)	2008	2007	2008	2007
Projected benefit obligation	$10,395	$360	$3,562	$3,497
Accumulated benefit obligation	9,844	360	3,293	3,271
Fair value of plan assets	9,243	—	2,529	2,984

Components of net periodic benefit cost and other supplemental information for the years ended December 31 follow:

Components of net periodic benefit cost and other amounts recognized in other comprehensive income

	Qualified and Non-qualified Pension Benefits						Postretirement
	United States			International			Benefits
(Millions)	2008	2007	2006	2008	2007	2006	2008	2007	2006

Net periodic benefit cost
Service cost	$192	$192	$196	$120	$125	$124	$53	$57	$58
Interest cost	597	568	539	252	228	183	100	104	104
Expected return on plan assets	(889)	(840)	(764)	(305)	(290)	(245)	(104)	(107)	(103)
Amortization of transition (asset) obligation	—	—	—	3	3	3	—	—	—
Amortization of prior service cost (benefit)	15	14	13	(2)	(2)	(3)	(97)	(72)	(50)
Amortization of net actuarial (gain) loss	58	126	202	38	55	63	64	74	84
Net periodic benefit cost	$(27)	$60	$186	$106	$119	$125	$16	$56	$93
Settlements, curtailments, special termination benefits and other	7	7	32	3	4	4	—	9	—
Net periodic benefit cost after settlements, curtailments, special termination benefits and other	$(20)	$67	$218	$109	$123	$129	$16	$65	$93

The estimated amortization from accumulated other comprehensive income into net periodic benefit cost in 2009 follows:

Amounts expected to be amortized from accumulated other comprehensive income into net periodic benefit costs over next fiscal year

	Qualified and Non-qualified Pension Benefits		Postretirement
(Millions)	United States	International	Benefits
Amortization of transition (asset) obligation	$—	$3	$—
Amortization of prior service cost (benefit)	16	(5)	(81)
Amortization of net actuarial (gain) loss	96	42	73
	$112	$40	$(8)

Other supplemental information for the years ended December 31 follows:

Weighted-average assumptions used to determine benefit obligations

	Qualified and Non-qualified Pension Benefits						Postretirement
	United States			International			Benefits
	2008	2007	2006	2008	2007	2006	2008	2007	2006

Discount rate	6.14%	6.00%	5.75%	5.53%	5.39%	4.88%	6.14%	6.00%	5.75%
Compensation rate increase	4.30%	4.30%	4.30%	3.50%	3.82%	3.67%	N/A	N/A	N/A

Weighted-average assumptions used to determine net cost for years ended

	2008	2007	2006	2008	2007	2006	2008	2007	2006

Discount rate	6.00%	5.75%	5.50%	5.39%	4.88%	4.50%	6.00%	5.75%	5.50%
Expected return on assets	8.50%	8.75%	8.75%	7.19%	7.19%	7.20%	8.60%	8.60%	8.60%
Compensation rate increase	4.30%	4.30%	4.30%	3.82%	3.67%	3.52%	N/A	N/A	N/A

3M’s annual measurement date for pension and postretirement assets and liabilities is December 31 each year, which is also the date used for the related annual measurement assumptions. The discount rate reflects the current rate at which the associated liabilities could be effectively settled at the end of the year. The Company sets its rate to reflect the yield of a portfolio of high quality, fixed-income debt instruments that would produce cash flows sufficient in timing and amount to settle projected future benefits. Using this methodology, the Company determined a discount rate of 6.14% to be appropriate as of December 31, 2008, which is an increase from the 6.00% rate used as of December 31, 2007.

The Company reviews external data and its own historical trends for health care costs to determine the health care trend rates for the postretirement medical plans. The Company separates the trend rates used for plan participants less than 65 years of age and plan participants 65 years of age or older. The separation of the trend rates reflects the higher costs associated with prescription drugs in the 65 or older age group. The assumed health care trend rates as of December 31 are as follows:

Assumed health care trend rates

	2008		2007
	Pre-65	Post-65	Pre-65	Post-65
Health care cost trend rate used to determine benefit obligations	8.00%	9.25%	8.50%	9.75%
Rate that the cost trend rate is assumed to decline to (ultimate trend rate)	5.00%	5.00%	5.00%	5.00%
Years to Ultimate Trend Rate	7	7	8	8

The assumed health care trend rates shown above reflect 3M’s expected medical and drug claims experience. The Company has developed certain long-term strategies to help offset trend rates through care management, strategic sourcing activities and plan design. A one percentage point change in assumed health cost trend rates would have the following effects:

Health Care Cost

(Millions)	One Percentage Point Increase	One Percentage Point Decrease
Effect on total of service and interest cost	$21	$(17)
Effect on postretirement benefit obligation	128	(110)

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

For the U.S. pension plan, the Company’s assumption for the expected return on plan assets was 8.50% in 2008. Projected returns are based primarily on broad, publicly traded equity and fixed-income indices and forward-looking estimates of active portfolio and investment management. As of December 31, 2008, the Company’s 2009 expected long-term rate of return on U.S. plan assets is based on an asset allocation assumption of 40 percent global equities, with an expected long-term rate of return of 8.7%; 13 percent private equities with an expected long-term rate of return of 10.7%; 26 percent fixed-income securities with an expected long-term rate of return of 4.7%; 16 percent absolute return investments independent of traditional performance benchmarks, with an expected long term return of 7%; and 5 percent commodities with an expected long-term rate of return of 6.8%. The Company expects additional positive return from active investment management. These assumptions result in an 8.50% expected rate of return on an annualized basis for 2009. The actual rate of return on U.S. plan assets in 2008 was a loss of 13.6%. In 2007 and 2006, these U.S. plan assets earned a rate of return in excess of 14% and 12%, respectively. Since 2007, the investment strategy has used long duration cash and derivative instruments to achieve interest rate sensitivity that offsets approximately 50 percent of the interest rate sensitivity of U.S. pension liabilities. The 2008 performance benefited significantly from the long duration instruments. The average annual actual return on the plan assets over the past 10 and 25 years has been 5.7% and 10.9%, respectively.

The U.S. plan’s asset allocation by asset category as of plan measurement dates follows:

	Target	Percentage of Plan Assets
Asset Category	Allocation	2008	2007
U.S. qualified pension plan
Global equity	40%	28%	45%
Fixed income	26	34	23
Private equity	13	18	16
Absolute return	16	17	11
Commodities	5	1	4
Cash	—	2	1
Total	100%	100%	100%
Postretirement benefits
Global equity	46%	53%	75%
Fixed income	35	23	9
Private equity	14	17	13
Absolute return	4	4	2
Commodities	1	1	1
Cash	—	2	—
Total	100%	100%	100%

While the target asset allocations do not have a percentage allocated to cash, the plans will always have some cash due to cash flows. The postretirement allocation shown above represents a weighted-average allocation for U.S. plans.

The international plans’ weighted-average asset allocation as of plan measurement dates follows:

	Percentage of Plan Assets
Asset Category	2008	2007
International pension plans
Global equity	45%	58%
Real estate	3	3
Domestic fixed income	20	19
Foreign fixed income	15	11
Insurance	16	9
Cash	1	—
Total	100%	100%

The preceding asset allocations for international plans represent the top six countries by projected benefit obligation. These countries represent approximately 90 percent of the total international plan assets. The other countries’ asset allocations would not have a significant impact on the information presented.

In the third quarter of 2008, the Company made discretionary contributions totaling $200 million to its U.S. qualified pension plan. In 2009, the Company expects to contribute an amount in the range of $600 million to $850 million to its U.S. and international pension plans. The Company does not have a required minimum pension contribution obligation for its U.S. plans in 2009. Therefore, the amount of the anticipated discretionary contribution could vary significantly depending on the U.S. plans’ funding status as of the 2009 measurement date and the anticipated tax deductibility of the contribution.

The following table provides the estimated pension and postretirement benefit payments that are payable from the plans to participants, and also provides the medicare subsidy receipts expected to be received.

	Qualified and Non-qualified
	Pension Benefits		Postretirement	Medicare Subsidy
(Millions)	United States	International	Benefits	Receipts
2009 Benefit Payments	$621	$168	$125	$14
2010 Benefit Payments	635	138	133	16
2011 Benefit Payments	653	143	138	17
2012 Benefit Payments	674	158	142	19
2013 Benefit Payments	695	167	148	21
Following five years	3,831	986	839	122

NOTE 12.  Derivatives

The Company uses interest rate swaps, currency swaps, commodity price swaps, and forward and option contracts to manage risks generally associated with foreign exchange rate, interest rate and commodity price fluctuations. The information that follows explains the various types of derivatives and financial instruments, and includes a table that recaps cash flow hedging amounts.

Cash Flow Hedging - Foreign Currency Forward and Option Contracts: The Company enters into foreign exchange forward contracts, options and swaps to hedge against the effect of exchange rate fluctuations on cash flows denominated in foreign currencies and certain intercompany financing transactions. These transactions are designated as cash flow hedges. At December 31, 2008, the Company had various open foreign exchange forward and option contracts, the majority of which had maturities of one year or less. The settlement or extension of these derivatives will result in reclassifications to earnings in the period during which the hedged transactions affect earnings (from other comprehensive income). The maximum length of time over which 3M is hedging its exposure to the variability in future cash flows for a majority of the forecasted transactions is 12 months. Hedge ineffectiveness was not material for the years 2008, 2007 and 2006.

Cash Flow Hedging - Commodity Price Management: The Company manages commodity price risks through negotiated supply contracts, price protection agreements and forward physical contracts. The Company uses commodity price swaps as cash flow hedges of forecasted transactions to manage price volatility. The related mark-to-market gain or loss on qualifying hedges is included in other comprehensive income to the extent effective, and reclassified into cost of sales in the period during which the hedged transaction affects earnings. 3M has hedged its exposure to the variability of future cash flows for certain forecasted transactions through 2009. No significant commodity cash flow hedges were discontinued and hedge ineffectiveness was not material during the years 2008, 2007 and 2006.

Cash Flow Hedging - Forecasted Debt Issuance:  In June 2007, the Company executed a pre-issuance cash flow hedge by entering into a floating-to-fixed interest rate swap on a notional amount of 350 million Euros related to the anticipated July 2007 Eurobond issuance of 750 million Euros. Upon debt issuance in July 2007, 3M terminated the floating-to-fixed swap. The termination of the swap resulted in an immaterial gain, which is being amortized over the seven-year life of the Eurobond.

Amounts recorded in accumulated other comprehensive income (loss) related to cash flow hedging instruments follow.

Cash Flow Hedging Instruments

	Twelve months ended
Net of Tax	December 31
(Millions)	2008	2007	2006
Beginning balance	$(28)	$(18)	$38

Changes in fair value of derivatives	50	(17)	(53)
Reclassifications to earnings from equity	22	7	(3)
Total activity	72	(10)	(56)

Ending balance	$44	$(28)	$(18)

At December 31, 2008, the Company expects to reclassify to earnings over the next 12 months a majority of the cash flow hedging instruments after-tax gain of $44 million (with the impact offset by cash flows from underlying hedged items).

Fair Value Hedging - Interest Rate Swaps: The Company manages interest expense using a mix of fixed and floating rate debt. To help manage borrowing costs, the Company may enter into interest rate swaps. Under these arrangements, the Company agrees to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated by reference to an agreed-upon notional principal amount.

At December 31, 2008, the Company had interest rate swaps designated as fair value hedges of underlying fixed rate obligations. In June 2006, the Company entered into a $330 million fixed-to-floating interest rate swap to hedge the 30-year bond due in 2028. The Company terminated the swap in March 2007 and the resulting gain will be recognized over the remaining life of the underlying debt. Accordingly, the termination of the swap did not have a material impact on 3M’s consolidated results of operations or financial condition. As indicated in Note 10, in November 2006, the Company entered into a $400 million fixed-to-floating interest rate swap concurrent with the issuance of the three-year medium-term note due in 2009. Also as indicated in Note 10, in July 2007, in connection with the issuance of a seven-year Eurobond for an amount of 750 million Euros, the Company completed a fixed-to-floating interest rate swap on a notional amount of 400 million Euros as a fair value hedge of a portion of the fixed interest rate Eurobond obligation. The mark-to-market of these fair value hedges is recorded as gains or losses in interest expense and is offset by the gain or loss on the underlying debt instrument, which also is recorded in interest expense. The fair value of these outstanding interest rate swaps were $53 million and $36 million, respectively, as of December 31, 2008 and 2007. These fair value hedges are 100 percent effective and, thus, there is no impact on earnings due to hedge ineffectiveness.

Fair Value Hedging — Foreign Currency: In November 2008, the Company entered into foreign exchange forward contracts to purchase Japanese Yen, Pound Sterling, and Euros with a notional amount of $255 million at the contract rates. These contracts were designated as fair value hedges of a U.S. dollar tax obligation. These fair value hedges matured in early January 2009. The mark-to-market of these fair value hedges is recorded as gains or losses in tax expense and is offset by the gain or loss on the underlying tax obligation, which also is recorded in tax expense. The fair value of these contracts as of December 31, 2008 was $25 million.

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

During late 2007 and early 2008, the Company entered into foreign currency forward contracts with an aggregate notional amount of $229 million that were designated as a partial hedge of the Company’s net investment in its Chinese subsidiaries. In September 2008, the Company de-designated approximately $145 million of these hedges and entered into offsetting non-hedge-designated forward contracts. Similar actions were taken in early October 2008 relative to the remaining notional amount of these net investment hedges. All of these forward contracts matured in December 2008.

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

The unrealized gain recorded in cumulative translation related to net investment hedging at December 31, 2008 was $44 million. The unrealized loss recorded in cumulative translation related to net investment hedging at December 31, 2007 was $28 million.

Currency Effects: 3M estimates that year-on-year currency effects, including hedging impacts, increased net income by approximately $160 million in 2008, $150 million in 2007 and $20 million in 2006. This estimate includes the effect of translating profits from local currencies into U.S. dollars; the impact of currency fluctuations on the transfer of goods between 3M operations in the United States and abroad; and transaction gains and losses, including derivative instruments designed to reduce foreign currency exchange rate risks other than instruments hedging foreign currency risks on tax obligations. 3M estimates that year-on-year derivative and other transaction gains and losses increased net income by approximately $40 million in 2008, increased net income by approximately $10 million in 2007 and had an immaterial impact on net income in 2006.

Credit risk: The Company is exposed to credit loss in the event of nonperformance by counterparties in interest rate swaps, currency swaps, commodity price swaps, and forward and option contracts. However, the Company’s risk is limited to the fair value of the instruments. The Company actively monitors its exposure to credit risk through the use of credit approvals and credit limits, and by selecting major international banks and financial institutions as counterparties. The Company does not anticipate nonperformance by any of these counterparties. During the second quarter of 2006, the Company entered into a credit support agreement with one of its primary derivatives counterparties. Under this agreement either party is required to post eligible collateral when the market value of transactions covered by the agreement exceeds specified thresholds, thus limiting credit exposure for both parties.

NOTE 13.  Fair Value Measurements

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

Available-for-sale marketable securities — except auction rate securities:

Marketable securities, except auction rate securities, are valued utilizing multiple sources. A weighted average price is used for these securities. Market prices are obtained for these securities from a variety of industry standard data providers, security master files from large financial institutions, and other third-party sources. These multiple prices are used as inputs into a distribution-curve-based algorithm to determine the daily fair value to be used. 3M classifies treasury securities as level 1, while all other marketable securities (excluding auction rate securities) are classified as level 2. Marketable securities are discussed further in Note 9.

Available-for-sale marketable securities — auction rate securities only:

As discussed in Note 9, auction rate securities held by 3M failed to auction during the second half of 2007 and all four quarters in 2008. As a result, investments in auction rate securities are valued utilizing broker-dealer valuation models and third-party indicative bid levels in markets that are not active. 3M classifies these securities as level 3.

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

(Millions)	Fair Value at Dec. 31,	Fair Value Measurements Using Inputs Considered as
Description	2008	Level 1	Level 2	Level 3
Assets:
Available-for-sale:
Marketable securities — except auction rate securities	$724	$14	$710	$—
Marketable securities — auction rate securities only	1	—	—	1
Investments	5	5	—	—
Derivative assets	279	221	58	—

Liabilities:
Derivative liabilities	212	99	113	—

The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3).

(Millions) Marketable securities — auction rate securities only	Twelve months ended Dec. 31, 2008
Beginning balance	$16
Total gains or losses:
Included in earnings	(3)
Included in other comprehensive income	(12)
Purchases, issuances, and settlements	—
Transfers in and/or out of Level 3	—
Ending balance (December 31, 2008)	$1

Additional losses included in earnings due to reclassifications from other comprehensive income for securities still held at December 31, 2008	$(6)

In addition, the plan assets of 3M’s pension and postretirement benefit plans are measured at fair value on a recurring basis (at least annually). During the quarter ended March 31, 2008, the Company remeasured the plan assets of its U.S. postretirement benefits plan in connection with a change in the benefits provided by this plan. As required by FAS 158, 3M’s defined benefit pension and postretirement plans’ assets were also measured at fair value as of December 31, 2008. Refer to Note 11 for additional discussion concerning pension and postretirement benefit plans.

Fair value of financial instruments: At December 31, 2008 and 2007, the Company’s financial instruments included cash and cash equivalents, marketable securities, accounts receivable, investments, accounts payable, borrowings, and derivative contracts. The fair values of cash and cash equivalents, accounts receivable, accounts payable, and short-term borrowings and current portion of long-term debt (except the $350 million dealer remarketable security) approximated carrying values because of the short-term nature of these instruments. Available-for-sale marketable securities and investments, in addition to certain derivative instruments, are recorded at fair values as indicated in the preceding disclosures. Fair values for investments held at cost are not readily available, but are estimated to approximate fair value. The Company utilized third-party quotes to estimate fair values for its dealer remarketable securities and long-term debt. The carrying amounts and estimated fair values of these financial instruments as of December 31 follow:

Financial Instruments’ Carrying Amounts and Estimated Fair Values

	2008		2007
(Millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Dealer remarketable securities	$350	$364	$350	$368
Long-term debt	5,166	5,375	4,019	4,008

3M’s fixed-rate bonds are trading at a premium at December 31, 2008 due to the low interest rates at year-end. The convertible debt (included in long-term debt) has a fair value which is below the carrying amount due to the low yield on the bond, combined with the 3M stock price trading below the conversion trigger price.

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis:

During 2008, the Company had no significant measurements of assets or liabilities at fair value (as defined in SFAS No. 157) on a nonrecurring basis subsequent to their initial recognition. As indicated in Note 1, the aspects of SFAS No. 157 for which the effective date for 3M was deferred under FSP No. 157-2 until January 1, 2009 relate to nonfinancial assets and liabilities that are measured at fair value, but are recognized or disclosed at fair value on a nonrecurring basis. This deferral applies to such items as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) or nonfinancial long-lived asset groups measured at fair value for an impairment assessment. During 2008, such measurements of fair value impacted by the deferral under FSP No. 157-2 related primarily to the nonfinancial assets and liabilities with respect to the business combinations in 2008 as discussed in Note 2 and the portion of 2008 restructuring actions and exit activities related to fixed asset impairments as discussed in Note 4.

NOTE 14.  Commitments and Contingencies

Capital and Operating Leases:

Rental expense under operating leases was $247 million in 2008, $226 million in 2007, and $211 million in 2006. It is 3M’s practice to secure renewal rights for leases, thereby giving 3M the right, but not the obligation, to maintain a presence in a leased facility. 3M’s primary capital lease, which became effective in April 2003, involves a building in the United Kingdom (with a lease term of 22 years). During the second quarter of 2003, 3M recorded a capital lease asset and obligation of approximately 33.5 million United Kingdom pounds (approximately $47 million at December 31, 2008 exchange rates). Minimum lease payments under capital and operating leases with non-cancelable terms in excess of one year as of December 31, 2008, were as follows:

(Millions)	Capital Leases	Operating Leases
2009	$8	$111
2010	7	73
2011	7	57
2012	6	32
2013	5	22
After 2013	36	100
Total	69	$395
Less: Amounts representing interest	6
Present value of future minimum lease payments	63
Less: Current obligations under capital leases	5
Long-term obligations under capital leases	$58

Warranties/Guarantees:

3M’s accrued product warranty liabilities, recorded on the Consolidated Balance Sheet as part of current and long-term liabilities, are estimated at approximately $25 million and $21 million, respectively, as of December 31, 2008 and 2007. 3M does not consider this amount to be material. The fair value of 3M guarantees of loans with third parties and other guarantee arrangements, except for the guarantee discussed below, are not material.

3M Security Printing and Systems Limited, a subsidiary of 3M, has provided a guarantee through 3M United Kingdom Holdings PLC (another subsidiary of 3M) to The Identity and Passport Service (IPS). 3M has guaranteed default on performance and payment of liabilities under a contract with IPS. The amount guaranteed is 45 million Great British Pounds (approximately $65 million U.S. dollars at December 31, 2008). The contract expires on October 4, 2010. 3M does not expect to pay out any funds under this guarantee.

Related Party Activity:

3M does not have any related party activity that is not in the ordinary course of business.

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

In May 2008, the Company and the individual defendants agreed to settle the litigation without admitting any liability or wrongdoing of any kind. The settlement agreement, which is subject to court approval, calls for the Compensation

Committee of the Company’s Board of Directors to adopt a resolution formally stating its interpretation of certain aspects of the Plan, and the Company to issue a press release to the same effect, and to pay up to $600,000 in attorney’s fees to the plaintiff’s counsel. On December 30, 2008, the Court issued an order preliminarily approving the settlement agreement. As a result, the Company will notify all stockholders of the proposed settlement and its terms and their right to object to the terms of the settlement. The Court also scheduled a final hearing for May 21, 2009 for the purpose of finally determining whether the proposed settlement agreement is fair, reasonable and adequate. The settlement will be consummated after a final order approving the settlement.

French Competition Council Investigation

On December 4, 2008, the Company’s subsidiary in France received a Statement of Objections from the French Competition Council alleging an abuse of a dominant position regarding the supply of retro-reflective films for vertical signing applications in France and of participation in a concerted practice with the major French manufacturers of vertical signs. The Statement of Objections is an intermediate stage in the proceedings and no final determination regarding an infringement of French competition rules has been made. 3M will file a response in due course denying that the Statement of Objections states any valid claim against 3M. It is difficult to predict the final outcome of the investigation at this time.

Breast Implant Litigation

The Company and certain other companies were named as defendants in past years in numerous claims and lawsuits alleging damages for personal injuries of various types resulting from breast implants formerly manufactured by the Company or a related company. The vast majority of claims against the Company have been resolved. The Company does not consider its remaining probable liability to be material. Information concerning the associated insurance receivable and legal proceedings related to it follows in the paragraph entitled Breast Implant Liabilities and Insurance Receivables.

Respirator Mask/Asbestos Litigation

For more than 25 years the Company has defended and resolved the claims of hundreds of thousands of individual claimants alleging injuries from occupational dust exposures. As of December 31, 2008, the Company is a named defendant, with multiple co-defendants, in numerous lawsuits in various courts that purport to represent approximately 2,700 individual claimants, a decrease from the approximately 8,750 individual claimants with actions pending at December 31, 2007.

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

Plaintiffs have asserted specific dollar claims for damages in approximately 37 percent of the 1,013 lawsuits that were pending against the Company at the end of 2008 in all jurisdictions. A majority of states restrict or prohibit specifying damages in tort cases such as these, and most of the remaining jurisdictions do not require such specification. In those cases in which plaintiffs choose to assert specific dollar amounts in their complaints, brought in states that permit such pleading, the amounts claimed are typically not meaningful as an indicator of the Company’s potential liability. This is because (a) the amounts claimed typically bear no relation to the extent of the plaintiff’s injury, if any; (b) the complaints nearly always assert claims against multiple defendants with the typical complaint asserting claims against as few as a dozen different defendants to upwards of 275 different defendants, the damages alleged are not attributed to individual defendants, and a defendant’s share of liability may turn on the law of joint and several liability, which can vary by state, and by the amount of fault a jury allocates to each defendant if a case is ultimately tried before a jury; (c) many cases are filed against the Company even though the plaintiffs did not use any of the Company’s products and, ultimately, are withdrawn or dismissed without any payment; and (d) many cases are brought on behalf of plaintiffs who have not suffered any medical injury, and, ultimately, are resolved without any payment or a payment that is a small fraction of the damages initially claimed. Of the 375 pending cases in which purported damage amounts are specified in the complaints, 230 cases involve claims of $100,000 or less, (thirteen (13) of which also alleges punitive damages of $7,000, three (3) of which also allege punitive damages of $1 million, and six (6) of which also allege punitive damages of $20 million); 102 cases involve claims between $100,000 and $3 million (forty-seven (47) of which also allege punitive damages of $250,000, one (1) of which also alleges punitive damages of $1 million, thirty-six (36) of which also allege punitive damages of $1.5 million, and one (1) of which also alleges punitive damages of $2 million); five (5) cases involve claims of $3 million to $7.5 million (one (1) of which also alleges punitive damages of $350,000, one (1) of which also alleges punitive damages of $5 million, and one (1) of which also alleges punitive damages of $25 million); seven (7) cases involve claims of $7.5 million to $10 million (three (3) of which also allege punitive damages of $5 million and four (4) of which also allege punitive damages of $21 million); thirteen (13) cases involve claims of $10 million (one (1) of which also alleges punitive damages of $5 million, six (6) of which also allege punitive damages of $10 million, and one (1) of which also alleges punitive damages of $15 million); fourteen (14) cases involve claims of $10 million to $50 million (one (1) of which also alleges punitive damages of $5 million, three (3) of which also allege punitive damages of $15 million, five (5) of which also allege punitive damages of $15.5 million, and two (2) of which also allege punitive damages of $20 million); and four (4) cases involve claims of $50 million (two (2) of which also allege punitive damages of $50 million). Some complaints allege that the compensatory and punitive damages are at least the amounts specified. As previously stated, the Company’s experience and the other reasons cited indicate that the damage amounts specified in complaints are not a meaningful factor in any assessment of the Company’s potential liability.

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

As of December 31, 2008, Aearo and/or other companies that previously owned and operated Aearo’s respirator business (American Optical Corporation, Warner-Lambert LLC, AO Corp. and Cabot Corporation (“Cabot”)) are named defendants, with multiple co-defendants, including the Company, in numerous lawsuits in various courts in which plaintiffs allege use of mask and respirator products and seek damages from Aearo and other defendants for alleged personal injury from workplace exposures to asbestos, silica-related, or other occupational dusts found in products manufactured by other defendants or generally in the workplace.

As of December 31, 2008, the Company, through its Aearo subsidiary, has recorded $35 million as an estimate of the probable liabilities for product liabilities and defense costs related to current and future Aearo-related asbestos and silica-related claims. Responsibility for legal costs, as well as for settlements and judgments, is currently shared in an informal arrangement among Aearo, Cabot, American Optical Corporation and a subsidiary of Warner Lambert and their insurers (the “Payor Group”). Liability is allocated among the parties based on the number of years each company sold respiratory products under the “AO Safety” brand and/or owned the AO Safety Division of American Optical Corporation and the alleged years of exposure of the individual plaintiff. Aearo’s share of the contingent liability is further limited by an agreement entered into between Aearo and Cabot on July 11, 1995. This agreement provides that, so long as Aearo pays to Cabot an annual fee of $400,000, Cabot will retain responsibility and liability for, and indemnify Aearo against, asbestos and silica-related product liability claims for respirators manufactured prior to July 11, 1995. Because the date of manufacture for a particular respirator allegedly used in the past is often difficult to determine, Aearo and Cabot have applied the agreement to claims arising out of the use of respirators while exposed to asbestos or silica or products containing asbestos or silica prior to January 1, 1997. With these arrangements in place, Aearo’s potential liability is limited to exposures alleged to have arisen from the use of respirators while exposed to asbestos, silica or other occupational dusts on or after January 1, 1997.

To date, Aearo has elected to pay the annual fee. Aearo could potentially be exposed to additional claims for some part of the pre-July 11, 1995 period covered by its agreement with Cabot if Aearo elects to discontinue its participation in this arrangement, or if Cabot is no longer able to meet its obligations in these matters.

Developments may occur that could affect the estimate of Aearo’s liabilities. These developments include, but are not limited to: (i) significant changes in the number of future claims, (ii) significant changes in the average cost of resolving claims, (iii) significant changes in the legal costs of defending these claims, (iv) significant changes in the mix and nature of claims received, (v) trial and appellate outcomes, (vi) significant changes in the law and procedure applicable to these claims, (vii) significant changes in the liability allocation among the co-defendants, (viii) the financial viability of members of the Payor Group including exhaustion of available coverage limits, (ix) the outcome of pending insurance coverage litigation among certain other members of the Payor Group and their respective insurers, and/or (x) a determination that the interpretation of the contractual obligations on which Aearo has estimated its share of liability is inaccurate. The Company cannot determine the impact of these potential developments on its current estimate of Aearo’s share of liability for these existing and future claims. If any of the developments described above were to occur, the actual amount of these liabilities for existing and future claims could be significantly larger than the reserved amount.

Employment Litigation

As previously reported, one current and one former employee of the Company filed a purported class action in the District Court of Ramsey County, Minnesota, in December 2004, seeking to represent a class of all current and certain former salaried employees employed by the Company in Minnesota below a certain salary grade who were age 46 or older at any time during the applicable period to be determined by the Court (the “Whitaker” lawsuit). The complaint alleges the plaintiffs suffered various forms of employment discrimination on the basis of age in violation of the Minnesota Human Rights Act and seeks injunctive relief, unspecified compensatory damages (which they seek to treble under the statute), including back and front pay, punitive damages (limited by statute to $8,500 per claimant) and attorneys’ fees. In January 2006, the plaintiffs filed a motion to join four additional named plaintiffs. This motion was unopposed by the Company and the four plaintiffs were joined in the case, although one claim has been dismissed following an individual settlement. The class certification hearing was held in December 2007. On April 11, 2008, the Court granted the plaintiffs’ motion to certify the case as a class action and defined the class as all persons who were 46 or older when employed by 3M in Minnesota in a salaried exempt position below a certain salary grade at any time on or after May 10, 2003, and who did not sign a document on their last day of employment purporting to release claims arising out of their employment with 3M. On June 25, 2008, the Minnesota Court of Appeals granted the Company’s petition for interlocutory review of the District Court’s decision granting class certification in the case. The Court of Appeals heard argument in the case on February 4, 2009. Under Minnesota rules, the Court has 90 days to issue a ruling. While the appeal is pending, all other activity on the case is stayed. No trial date or calendar of pretrial proceedings has been set at this time.

A similar age discrimination lawsuit by a single former employee was filed in the District Court of Ramsey County, Minnesota. As in the Whitaker lawsuit, the plaintiff claims he was subject to age discrimination in violation of the Minnesota Human Rights Act (“MHRA”). He is also claiming he experienced gender discrimination in violation of the MHRA. The plaintiff seeks unspecified monetary damages, including an award equal to three times his lost salary and benefits, damages for emotional and mental distress, punitive damages (limited by statute to $8,500) and attorneys’ fees. He also seeks injunctive relief. The case is assigned for trial before the district court judge who certified the class in the Whitaker lawsuit and is set for trial in late March or early April 2009.

In addition, three former employees filed age discrimination charges against the Company with the U.S. Equal Employment Opportunity Commission and the pertinent state agencies in Minnesota, Texas and California during 2005. Such filings include allegations that the release of claims signed by certain former employees in the purported class defined in the charges is invalid for various reasons and assert age discrimination claims on behalf of certain current and former salaried employees in states other than Minnesota and New Jersey. In 2006, one current employee filed an age discrimination charge against the Company with the U.S. Equal Employment Opportunity Commission and the pertinent state agency in Missouri, asserting claims on behalf of a class of all current and certain former salaried employees who worked in Missouri and other states other than Minnesota and New Jersey. In 2007, a former employee filed an age discrimination charge against the Company with the U.S. Equal Employment Opportunity Commission and the pertinent state agency in California, asserting claims on behalf of a class of all current and certain former salaried employees who worked in California. Although the claim was filed in 2007, it was not served on the Company until October 2008, which was the Company’s first notice of the charge. The same law firm represents the plaintiffs in the Whitaker lawsuit as well as the claimants in each of these EEOC proceedings.

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

The Company continues to work with the Minnesota Pollution Control Agency (MPCA) pursuant to the terms of the previously disclosed May 2007 Settlement Agreement and Consent Order to address the presence of perfluoronated compounds in the soil and groundwater at former disposal sites in Washington County Minnesota and at the Company’s manufacturing facility at Cottage Grove Minnesota. Under this agreement, the Company’s principal obligations include (i) evaluation of releases of perfluoronated compounds from these sites and propose response actions; (ii) providing alternative drinking water if and when an HBV or Health Risk Limit (“HRL”) (i.e., the amount of a chemical in drinking water determined by the MDH to be safe for people to drink for a lifetime) is exceeded for any perfluoronated compounds as a result of contamination from these sites; (iii) remediation of any source of PFBA and provide alternative drinking water if and when levels are found above an HBV or HRL; and (iv) sharing information with the MPCA about perfluoronated compounds. During 2008, the MPCA issued formal decisions adopting remedial options for the former disposal sites in Washington County Minnesota (Oakdale and Woodbury). Those options were among the options recommended by the Company. The MPCA is in the process of selecting a remedy for the Company’s manufacturing facility at Cottage Grove.

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

As previously reported, two residents of Washington County, Minnesota, filed in October 2004 a purported class action in the District Court of Washington County on behalf of Washington County residents who have allegedly suffered personal injuries and property damage from alleged emissions from the former perfluorooctanyl production facility at Cottage Grove, Minnesota, and from historic waste disposal sites in the vicinity of that facility. After the District Court granted the Company’s motion to dismiss the claims for medical monitoring and public nuisance in April 2005, the plaintiffs filed an amended complaint adding additional allegations involving other perfluorinated compounds manufactured by the Company, alleging additional legal theories in support of their claims, adding four plaintiffs, and seeking relief based on alleged contamination of the City of Oakdale municipal water supply and certain private wells in the vicinity of Lake Elmo, Minnesota. In April 2006, the plaintiffs filed a second amended complaint adding two additional plaintiffs. The two original plaintiffs thereafter dismissed their claims against the Company. On June 19, 2007 the Court denied the plaintiffs’ motion to certify the litigation as a class action. Thereafter, two of the remaining named plaintiffs voluntarily dismissed their claims. On December 17, 2008 the Court granted the Company’s summary judgment motions dismissing all of the plaintiffs’ claims for damages under the Minnesota Environmental Response and Liability Act and all claims for personal injury, but allowed the plaintiffs to add a claim for punitive damages with respect to their property damage claims. The Court heard argument on the Company’s summary judgment motions seeking dismissal of the plaintiffs’ claims based on negligence, nuisance and trespass, as well as their claim for punitive damages. The Company anticipates rulings on those summary judgment motions during the first quarter of 2009. Trial is scheduled to begin on May 4, 2009.

As previously reported, several hundred plaintiffs who claim to have lived in the vicinity of the ACME Barrel Company’s storage drum reconditioning facility in Chicago, Illinois, filed a lawsuit in the third quarter of 2003 in the Circuit Court of Cook County, Illinois, against 3M and a number of other companies that allegedly were customers of ACME Barrel. Since the Court rejected plaintiffs’ attempt to have this litigation proceed as a class action, 66 individuals have asserted claims against the Company and several other defendants for damages allegedly caused by emissions of hazardous materials from the ACME Barrel drum reconditioning facility. The Company settled all of the individual claims during the fourth quarter of 2008, subject to court approval.

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

The following table shows the major categories of on-going litigation, environmental remediation and other environmental liabilities for which the Company has been able to estimate its probable liability and for which the Company has taken reserves and the related insurance receivables:

At December 31 (Millions)	2008	2007	2006
Breast implant liabilities	$5	$1	$4
Breast implant insurance receivables	6	64	93

Respirator mask/asbestos liabilities (includes Aearo in Dec. 31, 2008 balance)	140	121	181
Respirator mask/asbestos insurance receivables	193	332	380

Environmental remediation liabilities	31	37	44
Environmental remediation insurance receivables	15	15	15

Other environmental liabilities	137	147	14

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

Breast Implant Liabilities and Insurance Receivables: As a result of estimated future payments to the previously reported Global Settlement Fund, the Company increased its reserves in the fourth quarter of 2008 for breast implant liabilities by $4 million, to $5 million as of December 31, 2008.

As of December 31, 2008, the Company’s receivable for insurance recoveries related to the breast implant matter was $6 million. The Company increased its receivables in the fourth quarter of 2008 for insurance recoveries related to the breast implant matter by $7 million (bringing the total increase in insurance receivables in 2008 to $12 million) and received payments under the Company’s insurance program of $15 million in the fourth quarter of 2008 (bringing the total recoveries in 2008 to $70 million). The Company continues to pursue recovery against its remaining insurers and expects to collect the remaining receivable.

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

As a result of the costs of aggressively defending itself and the greater cost of resolving claims of persons with malignant conditions, the Company increased its reserves for respirator mask/asbestos liabilities by $25 million in 2008, all in the fourth quarter. As of December 31, 2008, the Company had reserves for respirator mask/asbestos liabilities of $105 million (excluding Aearo reserves).

As of December 31, 2008, the Company’s receivable for insurance recoveries related to the respirator mask/asbestos litigation was $193 million. The Company increased its receivables in the fourth quarter of 2008 for insurance recoveries related to respirator mask/asbestos litigation by $6 million and received payments under the Company’s insurance program of $13 million in the fourth quarter of 2008 (bringing the total recoveries in 2008 to $145 million). The Company currently has agreements in place to receive another $18 million over the next two quarters in connection with the respirator mask/asbestos receivable.

Various factors could affect the timing and amount of recovery of this receivable, including (i) delays in or avoidance of payment by insurers; (ii) the extent to which insurers may become insolvent in the future, and (iii) the outcome of negotiations with insurers and legal proceedings with respect to respirator mask/asbestos liability insurance coverage. The difference between the accrued liability and insurance receivable represents in part the time delay between payment of claims on the one hand and receipt of insurance reimbursements on the other hand. Because of the lag time between settlement and payment of a claim, no meaningful conclusions may be drawn from quarterly or annual changes in the amount of receivables for expected insurance recoveries or changes in the number of claimants.

On January 5, 2007 the Company was served with a declaratory judgment action filed on behalf of two of its insurers (Continental Casualty and Continental Insurance Co. — both part of the Continental Casualty Group) disclaiming coverage for respirator mask/asbestos claims. These insurers represent approximately $14 million of the $193 million insurance recovery receivable referenced in the above table. The action was filed in Hennepin County, Minnesota and names, in addition to the Company, over 60 of the Company’s insurers. This action is similar in nature to an action filed in 1994 with respect to breast implant coverage, which ultimately resulted in the Minnesota Supreme Court’s ruling of 2003 that was largely in the Company’s favor. At the Company’s request, the case was transferred to Ramsey County, over the objections of the insurers. The Minnesota Supreme Court heard oral argument of the insurers’ appeal of that decision in March 2008 and ruled in May 2008 that the proper venue of that case is Ramsey County. The Company is awaiting the assignment of a judge to this matter.

Environmental and Other Liabilities and Insurance Receivables: As of December 31, 2008, the Company had recorded liabilities of $31 million for estimated environmental remediation costs based upon an evaluation of currently available facts with respect to each individual site and also recorded related insurance receivables of $15 million. The Company records liabilities for remediation costs on an undiscounted basis when they are probable and reasonably estimable, generally no later than the completion of feasibility studies or the Company’s commitment to a plan of action. Liabilities for estimated costs of environmental remediation, depending on the site, are based primarily upon internal or third-party environmental studies, and estimates as to the number, participation level and financial viability of any other potentially responsible parties, the extent of the contamination and the nature of required remedial actions. The Company adjusts recorded liabilities as further information develops or circumstances change. The Company expects that it will pay the amounts recorded over the periods of remediation for the applicable sites, currently ranging up to 30 years.

As of December 31, 2008, the Company had recorded liabilities of $137 million for estimated other environmental liabilities based upon an evaluation of currently available facts for addressing trace amounts of perfluorinated compounds in drinking water sources in the City of Oakdale and Lake Elmo, Minnesota, as well as presence in the soil and groundwater at the Company’s manufacturing facilities in Decatur, Alabama, and Cottage Grove, Minnesota, and at two former disposal sites in Minnesota. The Company expects that most of the spending will occur over the next three to seven years.

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

NOTE 15.  Employee Savings and Stock Ownership Plans

The Company sponsors employee savings plans under Section 401(k) of the Internal Revenue Code. These plans are offered to substantially all regular U.S. employees. Employee contributions of up to 6% of eligible compensation are matched at rates of 35% or 50%, depending on the plan the employee is participating in, with additional Company contributions depending upon Company performance. All Company contributions initially are invested in 3M common stock, with employee contributions invested in a number of investment funds pursuant to their elections. Vested employees may diversify their 3M shares into other investment options.

During 2008 the Board of Directors approved various changes to the employee savings plans. Effective January 1, 2009, employer contributions will no longer be based on Company performance; however, the matching contributions for eligible participants hired before January 1, 2009, will increase from 35% to 60%, or from 50% to 75%, for employee contributions up to the first 6% of eligible compensation, depending on the plan the employee is participating in. Eligible participants hired or rehired on or after January 1, 2009, will receive a cash match of 100% for employee contributions up to the first 6% of eligible compensation and also receive an employer retirement income account cash contribution of 3% of the participant’s total eligible compensation. Effective January 1, 2010, the matching contributions for participants hired or rehired prior to January 1, 2009, will be made in cash.

The Company maintains an Employee Stock Ownership Plan (ESOP). This plan was established in 1989 as a cost-effective way of funding the majority of the Company’s contributions under 401(k) employee savings plans. Total ESOP shares are considered to be shares outstanding for earnings per share calculations. The ESOP debt obligation will mature in 2009 (Note 10).

Dividends on shares held by the ESOP are paid to the ESOP trust and, together with Company contributions, are used by the ESOP to repay principal and interest on the outstanding ESOP debt. The tax benefit related to dividends paid on unallocated shares was charged directly to equity and totaled approximately $2 million in 2008, $3 million in 2007, and $3 million in 2006. Over the life of the ESOP debt, shares are released for allocation to participants based on the ratio of the current year’s debt service to the remaining debt service prior to the current payment.

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

Employee Savings and Stock Ownership Plans

(Millions)	2008	2007	2006
Dividends on shares held by the ESOP	$33	$37	$39
Company contributions to the ESOP	14	10	9
Interest incurred on ESOP notes	3	5	8
Amounts reported as an employee benefit expense:
Expenses related to ESOP debt service	9	5	4
Expenses related to treasury shares	3	34	36

ESOP Debt Shares

	2008	2007	2006
Allocated	14,240,026	14,039,070	15,956,530
Committed to be released	27,201	278,125	286,620
Unreleased	1,333,692	2,457,641	3,831,425
Total ESOP debt shares	15,600,919	16,774,836	20,074,575

NOTE 16.  Stock-Based Compensation

In May 2008, shareholders approved 35 million shares for issuance under the “3M 2008 Long-Term Incentive Plan”, which replaced and succeeded the 2005 Management Stock Ownership Program (MSOP), the 3M Performance Unit Plan, and the 1992 Directors Stock Ownership Program. Shares under this plan may be issued in the form of Incentive Stock Options, Nonqualified Stock Options, Progressive Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Other Stock Awards, and Performance Units and Performance Shares. Awards denominated in shares of common stock other than options and Stock Appreciation Rights, per the 2008 Plan, will be counted against the 35 million share limit as 3.38 shares for every one share covered by such award. The remaining total shares available for grant under the 2008 Long Term Incentive Plan Program are 26,842,759 as of December 31, 2008. In 2008 and prior, the Company issued options to eligible employees annually in May using the closing stock price on the grant date, which was the date of the Annual Stockholders’ Meeting. In addition to these annual grants, the Company makes other minor grants of stock options, restricted stock units and other stock-based grants. The Company issues cash settled Restricted Stock Units and Stock Appreciation Rights in certain countries. These grants do not result in the issuance of Common Stock and are considered immaterial by the Company. There were approximately 14,372 participants with outstanding options, restricted stock, or restricted stock units at December 31, 2008.

Effective with the May 2005 Management Stock Ownership Program annual grant, the Company changed its vesting period from one to three years with the expiration date remaining at 10 years from date of grant. Beginning in 2007, the Company reduced the number of traditional stock options granted under the MSOP plan by reducing the number of employees eligible to receive annual grants and by shifting a portion of the annual grant away from traditional stock options primarily to restricted stock units. However, associated with the reduction in the number of eligible employees, the Company provided a one-time “buyout” grant of restricted stock units to the impacted employees, which resulted in increased stock-based compensation expense in 2007. The income tax benefits shown in the following table can fluctuate by period due to the amount of Incentive Stock Options (ISO) exercised since the Company receives the ISO tax benefit upon exercise. The Company last granted ISO in 2002. Amounts recognized in the financial statements with respect to stock-based compensation programs, which include stock options, restricted stock, restricted stock units and the General Employees’ Stock Purchase Plan (GESPP), are as follows:

Stock-Based Compensation Expense

	Years ended December 31
(Millions, except per share amounts)	2008	2007	2006
Cost of sales	$43	$47	$42
Selling, general and administrative expenses	122	137	119
Research, development and related expenses	37	44	39

Operating Income (Loss)	$(202)	$(228)	$(200)

Income tax benefits	$71	$93	$72

Net Income (Loss)	$(131)	$(135)	$(128)

The following table summarizes stock option activity during the twelve months ended December 31:

Stock Option Program

	2008		2007		2006
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Options	Price*	Options	Price*	Options	Price*
Under option —
January 1	74,613,051	$70.50	82,867,903	$67.41	80,157,713	$62.40
Granted
Annual	5,239,660	77.22	4,434,583	84.81	11,255,448	87.31
Progressive (Reload)	78,371	79.53	461,815	87.12	652,552	80.44
Other	20,389	79.25	51,730	82.93	84,400	76.45
Exercised	(3,797,663)	49.38	(12,498,051)	55.34	(8,693,946)	47.71
Canceled	(701,086)	79.12	(704,929)	77.36	(588,264)	74.72
December 31	75,452,722	$71.96	74,613,051	$70.50	82,867,903	$67.41
Options exercisable
December 31	63,282,408	$70.01	58,816,963	$66.83	64,218,738	$62.85

*Weighted average

Outstanding shares under option include grants from previous plans. For options outstanding at December 31, 2008, the weighted-average remaining contractual life was 60 months and the aggregate intrinsic value was $98 million. For options exercisable at December 31, 2008, the weighted-average remaining contractual life was 53 months and the aggregate intrinsic value was $98 million. As of December 31, 2008, there was $80 million of compensation expense that has yet to be recognized related to non-vested stock option-based awards. This expense is expected to be recognized over the remaining vesting period with a weighted-average life of 1.7 years.

The total intrinsic values of stock options exercised during 2008, 2007 and 2006, respectively, was $107 million, $373 million and $289 million. Cash received from options exercised during 2008, 2007 and 2006, respectively, was $188 million, $692 million and $414 million. The Company’s actual tax benefits realized for the tax deductions related to the exercise of employee stock options for 2008, 2007 and 2006, respectively, was $34 million, $122 million and $93 million. Capitalized stock-based compensation amounts were not material for the twelve months ended 2008, 2007, and 2006.

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

Stock Option Assumptions

	Annual			Progressive (Reload)
	2008	2007	2006	2008	2007	2006
Exercise price	$77.22	$84.79	$87.23	$79.76	$87.12	$80.44
Risk-free interest rate	3.1%	4.6%	5.0%	4.3%	4.6%	4.5%
Dividend yield	2.0%	2.1%	2.0%	2.0%	2.1%	2.0%
Volatility	21.7%	20.0%	20.0%	18.7%	18.4%	20.1%
Expected life (months)	70	69	69	25	25	39
Black-Scholes fair value	$15.28	$18.12	$19.81	$12.00	$13.26	$12.53

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

As previously mentioned, beginning in 2007, the Company expanded its utilization of restricted stock units. Restricted stock unit grants do not accrue dividends during the vesting period and generally vest at the end of three years. The one-time “buyout” restricted stock unit grant in 2007 vests at the end of five years. The following table summarizes restricted stock and restricted stock unit activity during the twelve months ended December 31:

Restricted Stock and
Restricted Stock Units

	2008		2007
	Number of Awards	Grant Date Fair Value*	Number of Awards	Grant Date Fair Value*
Nonvested balance —
As of January 1	2,001,581	$77.63	411,562	$78.11
Granted
Annual	924,120	77.23	1,695,592	77.88
Other	188,473	73.16	22,465	50.88
Vested	(64,806)	68.72	(90,913)	77.38
Forfeited	(91,830)	77.76	(37,125)	79.04
As of December 31	2,957,538	$77.41	2,001,581	$77.63

*Weighted average

As of December 31, 2008, there was $109 million of compensation expense that has yet to be recognized related to non-vested restricted stock and restricted stock units. This expense is expected to be recognized over the remaining vesting period with a weighted-average life of 2.5 years. The total fair value of restricted stock and restricted stock units that vested during the twelve-month periods ended December 31, 2008, 2007 and 2006, respectively, was $4 million, $6 million and $5 million.

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

General Employees’ Stock Purchase Plan

	2008		2007		2006
		Exercise		Exercise		Exercise
	Shares	Price*	Shares	Price*	Shares	Price*
Options granted	1,624,775	$62.68	1,507,335	$69.34	1,656,554	$65.25
Options exercised	(1,624,775)	(62.68)	(1,507,335)	69.34	(1,656,554)	65.25
Shares available for grant — December 31	7,315,875		8,940,650		10,447,985

*Weighted average

The weighted-average fair value per option granted during 2008, 2007 and 2006 was $11.06, $12.24 and $11.51, respectively. The fair value of GESPP options was based on the 15% purchase price discount. The Company recognized compensation expense for GESSP options of $18 million in both 2008 and 2007, and $19 million in 2006.

NOTE 17.  Business Segments

Effective in the first quarter of 2008, 3M made certain changes to its business segments in its continuing effort to drive growth by aligning businesses around markets and customers. The most significant of these changes are summarized as follows:

•                       3M’s Display and Graphics segment created the Projection Systems Department by combining Visual Systems, 3M Precision Optics Inc. and the Company’s mobile display technology. The new department focuses on bringing 3M technology to the projection market, providing customers with a centralized resource dedicated to developing differentiated solutions. Visual Systems (previously in the Electro and Communications segment) serves the world’s office and education markets with overhead projectors and transparency films, as well as equipment and materials for electronic and multimedia presentations. 3M Precision Optics Inc. and the Company’s mobile display technology were previously part of the Optical Systems Division within the Display and Graphics segment.

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

The net sales and operating income amounts presented herein reflect the impact of all of the preceding changes for all periods presented. Changes in assets, depreciation and amortization, and capital expenditure amounts were not material and have not been revised.

3M’s businesses are organized, managed and internally grouped into segments based on differences in products, technologies and services. 3M continues to manage its operations in six operating business segments: Industrial and Transportation segment; Health Care segment; Safety, Security and Protection Services segment; Consumer and Office segment; Display and Graphics segment; and Electro and Communications segment. 3M’s six business segments bring together common or related 3M technologies, enhancing the development of innovative products and services and providing for efficient sharing of business resources. These segments have worldwide responsibility for virtually all 3M product lines. 3M is not dependent on any single product or market. Certain small businesses and lab-sponsored products, as well as various corporate assets and expenses, are not attributed to the business segments.

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
Industrial and Transportation

Tapes, coated and nonwoven abrasives, adhesives,specialty materials, filtration products, closures for disposable diapers, automotive components, abrasion-resistant films,  structural adhesives and paint finishing and detailing products

Health Care

Medical and surgical supplies, skin health and infection prevention products, pharmaceuticals (sold in December 2006 and January 2007), drug delivery systems, dental and orthodontic products, health information systems and microbiology products

Safety, Security and Protection Services

Personal protection products, safety and security products, energy control products, commercial cleaning and protection products, floor matting, roofing granules for asphalt shingles, and Track and Trace products, such as library patron self-checkout systems (supply chain execution software solutions sold in June 2008)

Consumer and Office

Sponges, scouring pads, high-performance cloths, consumer and office tapes, repositionable notes, carpet and fabric protectors, construction and home improvement products, home care products, protective material products and consumer health care products

Display and Graphics

Optical films solutions for electronic displays, reflective sheeting for transportation safety, commercial graphics systems, and projection systems, including mobile display technology and visual systems

Electro and Communications	Packaging and interconnection devices, insulating and splicing solutions for the electronics, telecommunications and electrical industries, and touch screens and touch monitors

Business Segment Information

	Net Sales			Operating Income
(Millions)	2008	2007	2006	2008	2007	2006
Industrial and Transportation	$7,818	$7,266	$6,632	$1,477	$1,497	$1,338
Health Care	4,293	3,968	4,011	1,173	1,882	1,845
Safety, Security and Protection Services	3,642	3,070	2,663	736	611	549
Consumer and Office	3,448	3,411	3,172	663	692	633
Display and Graphics	3,255	3,904	3,747	580	1,163	1,045
Electro and Communications	2,791	2,763	2,654	531	492	410
Corporate and Unallocated	22	80	44	58	(144)	(124)
Total Company	$25,269	$24,462	$22,923	$5,218	$6,193	$5,696

	Assets			Depreciation & Amortization			Capital Expenditures
(Millions)	2008	2007	2006	2008	2007	2006	2008	2007	2006
Industrial and Transportation	$6,202	$5,872	$5,180	$312	$294	$287	$395	$396	$284
Health Care	3,096	2,909	2,477	161	138	162	210	213	159
Safety, Security and Protection Services	3,326	2,344	2,061	170	161	120	180	205	151
Consumer and Office	1,786	1,720	1,577	86	82	77	107	101	103
Display and Graphics	3,479	3,199	3,035	243	222	232	379	341	323
Electro and Communications	2,186	2,063	2,003	141	146	173	177	136	117
Corporate and Unallocated	5,472	6,587	4,961	40	29	28	23	30	31
Total Company	$25,547	$24,694	$21,294	$1,153	$1,072	$1,079	$1,471	$1,422	$1,168

Segment assets for the operating business segments (excluding Corporate and Unallocated) primarily include accounts receivable; inventory; property, plant and equipment — net; goodwill and intangible assets; and other miscellaneous assets. Assets included in Corporate and Unallocated principally are cash, cash equivalents and marketable securities; insurance receivables; deferred income taxes; certain investments and other assets, including prepaid pension assets. Corporate and unallocated assets can change from year to year due to changes in cash, cash equivalents and marketable securities, changes in prepaid pension benefits, and changes in other unallocated asset categories. For management reporting purposes, corporate goodwill (which at December 31, 2008, totaled $487 million) is not allocated to the six operating business segments. In Note 3, corporate goodwill has been allocated to the respective market segments as required by SFAS No. 142 for impairment testing.

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

The most significant items impacting 2008 results were restructuring actions and exit activities. The most significant items impacting both 2007 and 2006 results are the net gain on sale of the pharmaceuticals business (within the Health Care segment) and restructuring and other actions. Refer to Note 2 for discussion of divestitures and Note 4 for discussion of restructuring actions and exit activities.

NOTE 18.  Geographic Areas

Geographic area information is used by the Company as a secondary performance measure to manage its businesses. Effective in the first quarter of 2008, the Company changed its allocations of research, development and related expenses (R&D) to more closely align these costs with the geographic areas that benefit. Thus, operating income information presented below has been updated for all periods presented to reflect these changes, with no change in worldwide results. Export sales and certain income and expense items are generally reported within the geographic area where the final sales to 3M customers are made.

	Net sales to customers			Operating Income			Property, plant and equipment, net
(Millions)	2008	2007	2006	2008	2007	2006	2008	2007	2006
United States	$9,179	$8,987	$8,853	$1,578	$1,894	$2,117	$3,901	$3,668	$3,382
Asia Pacific	6,423	6,601	6,251	1,662	2,062	2,013	1,304	1,116	959
Europe, Middle East and Africa	6,941	6,503	5,726	1,294	1,626	1,012	1,263	1,308	1,162
Latin America and Canada	2,723	2,365	2,080	693	616	585	418	490	404
Other Unallocated	3	6	13	(9)	(5)	(31)	—	—	—
Total Company	$25,269	$24,462	$22,923	$5,218	$6,193	$5,696	$6,886	$6,582	$5,907

Restructuring and exit activities significantly impacted results by geographic area in 2008, 2007 and 2006. In 2007 and 2006, results were also significantly impacted by the sale of businesses. Refer to Note 2 and Note 4 for discussion of these items.

Asia Pacific includes Japan net sales to customers of $2.180 billion in 2008, $2.063 billion in 2007, and $2.048 billion in 2006. Asia Pacific includes Japan net property, plant and equipment of $420 million in 2008, $357 million in 2007, and $345 million in 2006.

NOTE 19.  Quarterly Data (Unaudited)

(Millions, except per-share amounts)	First	Second	Third	Fourth	Year
2008	Quarter	Quarter	Quarter	Quarter	2008
Net sales	$6,463	$6,739	$6,558	$5,509	$25,269
Cost of sales	3,336	3,510	3,432	3,101	13,379
Net income	988	945	991	536	3,460
Earnings per share — basic	1.40	1.35	1.43	0.77	4.95
Earnings per share — diluted	1.38	1.33	1.41	0.77	4.89

	First	Second	Third	Fourth	Year
2007	Quarter	Quarter	Quarter	Quarter	2007
Net sales	$5,937	$6,142	$6,177	$6,206	$24,462
Cost of sales	3,022	3,175	3,240	3,298	12,735
Net income	1,368	917	960	851	4,096
Earnings per share — basic	1.88	1.28	1.34	1.20	5.70
Earnings per share — diluted	1.85	1.25	1.32	1.17	5.60

Gross profit is calculated as net sales minus cost of sales. In 2008, restructuring and other items decreased net income by $194 million, or $0.28 per diluted share, with $140 million, or $0.20 per diluted share in the fourth quarter of 2008. 2008 included restructuring actions, exit activities and a loss on sale of businesses, which were partially offset by a gain on sale of real estate. In 2007, gains on sales of businesses and real estate, net of restructuring and other items, increased net income by $448 million, or $0.62 per diluted share, with $422 million, or $0.57 per diluted share recorded in the first quarter of 2007. 2007 included net benefits from gains related to the sale of businesses and a gain on sale of real estate, which were partially offset by increases in environmental liabilities, restructuring actions, and other exit activities.

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

b. The Company’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on the assessment, management concluded that, as of December 31, 2008, the Company’s internal control over financial reporting is effective. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 excluded Aearo, which was acquired by the Company in April 2008 in a purchase business combination. Aearo is a wholly-owned subsidiary of the Company whose total assets and total net sales represented less than 10% of consolidated total assets and less than 2% of consolidated net sales, respectively, of the Company as of and for the year ended December 31, 2008. Companies are allowed to exclude acquisitions from their assessment of internal control over financial reporting during the first year of acquisition while integrating the acquired company under guidelines established by the Securities and Exchange Commission. The Company’s internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.

c. There was no change in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Documents Incorporated by Reference

In response to Part III, Items 10, 11, 12, 13 and 14, parts of the Company’s definitive proxy statement (to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year-end of December 31, 2008) for its annual meeting to be held on May 12, 2009, are incorporated by reference in this Form 10-K.

Item 10. Directors, Executive Officers and Corporate Governance.

The information relating to directors and nominees of 3M is set forth under the caption “Proposal No. 1 — Election of Directors” in 3M’s proxy statement for its annual meeting of stockholders to be held on May 12, 2009 (“3M Proxy Statement”) and is incorporated by reference herein. Information about executive officers is included in Item 1 of this Annual Report on Form 10-K. The information required by Items 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is contained under the captions “Governance of the Company — Director Nomination Process”, “Board and Committee Membership — Audit Committee” of the 3M Proxy Statement and such information is incorporated by reference herein.

Code of Ethics. All of our employees, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer and Controller, are required to abide by 3M’s long-standing business conduct policies to ensure that our business is conducted in a consistently legal and ethical manner. 3M has posted the text of such code of ethics on its website (http://www.3M.com/businessconduct). At the same website, any future amendments to the code of ethics will also be posted. Any person may request a copy of the code of ethics, at no cost, by writing to us at the following address:

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

Equity compensation plans information follows:

Equity Compensation Plans Information (1)

	A	B	C
	Number of	Weighted-	Number of securities
	securities to be	average	remaining available for
	issued upon	exercise	future issuance under
	exercise of	price of	equity compensation
	outstanding	outstanding	plans (excluding
	options, warrants	options, warrants	securities reflected in
Plan Category	and rights	and rights	column (A)
Equity compensationplans approved by security holders
Stock options	75,452,722	$71.96	—
Restricted stock and restricted stock units	2,957,538	—	—
Total	78,410,260	$71.96	26,842,759
GESPP	—	—	7,315,875
Non-employee directors	—	—	19,488
Subtotal	78,410,260	$71.96	34,178,122
Equity compensation plans not approved by security holders	—	—	—
Total	78,410,260	$71.96	34,178,122

(1) In column B, the weighted-average exercise price is only applicable to stock options. In column C, the number of securities remaining available for future issuance for stock options, restricted stock and restricted stock units is approved in total and not individually with respect to these items.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) (1) Financial Statements. The consolidated financial statements filed as part of this report are listed in the index to financial statements on page 40 as follows:

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

(a) (3) Exhibits. The exhibits are either filed with this report or incorporated by reference into this report. Exhibit numbers 10.1 through 10.41 are management contracts or compensatory plans or arrangements. See (b) Exhibits, which follow.

(b) Exhibits.

Index to Exhibits:

(3)	Articles of Incorporation and bylaws

	(3.1)	Certificate of incorporation, as amended as of May 11, 2007, is incorporated by reference from our Form 8-K dated May 14, 2007.

	(3.2)	Bylaws, as amended as of February 10, 2009, is incorporated by reference from our Form 8-K dated February 12, 2009.

(4)	Instruments defining the rights of security holders, including indentures:

	(4.1)	Indenture, dated as of November 17, 2000, between 3M and Citibank, N.A., with respect to 3M’s senior debt securities, is incorporated by reference from our Form 8-K dated December 7, 2000.

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

(10)	Material contracts and management compensation plans and arrangements:

	(10.1)	3M 2008 Long-Term Incentive Plan (including amendments through February 2009) is filed herewith.

	(10.2)	Form of Agreement for Stock Option Grants to Executive Officers under 3M 2008 Long-Term Incentive Plan is incorporated by reference from our Form 8-K dated May 13, 2008.

	(10.3)	Form of Stock Option Agreement for U.S. Employees under 3M 2008 Long-Term Incentive Plan is filed herewith.

	(10.4)	Form of Restricted Stock Unit Agreement for U.S. Employees under 3M 2008 Long-Term Incentive Plan is filed herewith.

(10.5)	3M 2005 Management Stock Ownership Program is incorporated by reference from our Proxy Statement for the 2005 Annual Meeting of Stockholders.

(10.6)	3M 2002 Management Stock Ownership Program is incorporated by reference from our Proxy Statement for the 2002 Annual Meeting of Stockholders.

(10.7)	3M 1997 Management Stock Ownership Program is incorporated by reference from our Proxy Statement for the 1997 Annual Meeting of Stockholders.

(10.8)	3M 1992 Management Stock Ownership Program is incorporated by reference from our Proxy Statement for the 1992 Annual Meeting of Stockholders.

(10.9)	Amendments of 3M 1997, 2002 and 2005 Management Stock Ownership Programs are incorporated by reference from our Form 8-K dated November 14, 2008.

(10.10)	Form of award agreement for non-qualified stock options granted under the 2005 Management Stock Ownership Program, is incorporated by reference from our Form 8-K dated May 16, 2005.

(10.11)	Form of award agreement for non-qualified stock options granted under the 2002 Management Stock Ownership Program, is incorporated by reference from our Form 10-K for the year ended December 31, 2004.

(10.12)	3M 1997 General Employees’ Stock Purchase Plan, as amended through November 8, 2004, is incorporated by reference from our Form 10-K for the year ended December 31, 2004.

(10.13)	3M VIP Excess Plan is incorporated by reference from our Form 8-K dated November 14, 2008.

(10.14)	3M VIP (Voluntary Investment Plan) Plus is incorporated by reference from Registration Statement No. 333-73192 on Form S-8, filed on November 13, 2001.

(10.15)	Amendment of 3M VIP Plus is incorporated by reference from our Form 8-K dated November 14, 2008.

(10.16)	3M Deferred Compensation Plan, as amended through February 2008, is incorporated by reference from our Form 8-K dated February 14, 2008.

(10.17)	Amendment of 3M Deferred Compensation Plan is incorporated by reference from our Form 8-K dated November 14, 2008.

(10.18)	3M Executive Annual Incentive Plan is incorporated by reference from our Form 8-K dated May 14, 2007.

(10.19)	Form of Agreement for Performance Unit or Share Awards to Executive Officers during 2008 under 3M Performance Unit Plan is incorporated by reference from our Form 8-K dated May 8, 2008.

(10.20)	3M Performance Unit Plan, as amended through February 11, 2007, is incorporated by reference from our Form 8-K dated May 14, 2007.

(10.21)	Amendment of 3M Performance Unit Plan is incorporated by reference from our Form 8-K dated November 14, 2008.

(10.22)

Description of changes to Non-Employee Director Compensation and Stock Ownership Guidelines dated as of August 13, 2007 is incorporated by reference from our Form 10-Q for the quarter ended September 30, 2007.

(10.23)	Description of changes to 3M Compensation Plan for Non-Employee Directors is incorporated by reference from our Form 8-K dated August 8, 2005.

(10.24)	3M Compensation Plan for Non-Employee Directors, as amended, through November 8, 2004, is incorporated by reference from our Form 10-K for the year ended December 31, 2004.

(10.25)	Amendment of 3M Compensation Plan for Non-Employee Directors is incorporated by reference from our Form 8-K dated November 14, 2008.

(10.26)	3M 1992 Directors Stock Ownership Program, as amended through November 8, 2004, is incorporated by reference from our Form 10-K for the year ended December 31, 2004.

(10.27)	Amendment of 3M 1992 Directors Stock Ownership Program is incorporated by reference from our Form 8-K dated November 14, 2008.

(10.28)	3M Executive Life Insurance Plan, as amended, is incorporated by reference from our Form 10-K for the year ended December 31, 2003.

(10.29)	Summary of Personal Financial Planning Services for 3M Executives is incorporated by reference from our Form 10-K for the year ended December 31, 2003.

(10.30)	3M policy on reimbursement of incentive payments is incorporated by reference from our Form 10-K for the year ended December 31, 2006.

(10.31)	Amended and Restated 3M Nonqualified Pension Plan I is incorporated by reference from our Form 8-K dated December 23, 2008.

(10.32)	Amended and Restated 3M Nonqualified Pension Plan II is incorporated by reference from our Form 8-K dated December 23, 2008.

(10.33)	3M Nonqualified Pension Plan III is incorporated by reference from our Form 8-K dated November 14, 2008.

(10.34)	Employment agreement dated as of December 6, 2005, between 3M and George W. Buckley is incorporated by reference from our Form 8-K dated December 9, 2005.

(10.35)	Amendment, dated August 14, 2006, to employment agreement between 3M and George W. Buckley is incorporated by reference from our Form 10-Q for the quarter ended September 30, 2006.

(10.36)	Amendment to Employment Agreement between 3M and George W. Buckley is incorporated by reference from our Form 8-K dated December 17, 2008.

(10.37)	Employment agreement dated as of January 23, 2002, between 3M and Patrick D. Campbell is incorporated by reference from our Form 10-K for the year ended December 31, 2001.

(10.38)	Amendment to Employment Agreement between 3M and Patrick D. Campbell is incorporated by reference from our Form 8-K dated November 18, 2008.

(10.39)	Employment agreement dated as of November 19, 2002, between 3M and Richard F. Ziegler is incorporated by reference from our Form 10-K for the year ended December 31, 2002.

(10.40)	Letter agreement dated as of March 14, 2007, between 3M and Richard F. Ziegler is incorporated by reference from our 8-K dated March 19, 2007.

(10.41)	Appointment and Compensatory arrangements between 3M and David W. Meline are incorporated by reference from our Form 8-K dated July 23, 2008.

(10.42)	Five-year credit agreement as of April 30, 2007, is incorporated by reference from our Form 8-K dated May 3, 2007.

Filed herewith, in addition to items specifically identified above:

(12)	Calculation of ratio of earnings to fixed charges.

(21)	Subsidiaries of the Registrant.

(23)	Consent of Independent Registered Public Accounting Firm.

(24)	Power of attorney.

(31.1)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

(31.2)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

(32.1)	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

(32.2)	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

3M COMPANY

By	/s/ Patrick D. Campbell
Patrick D. Campbell,
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)
February 13, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 13, 2009.

Signature	Title
George W. Buckley	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer and Director)
David W. Meline	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)
Linda G. Alvarado	Director
Vance D. Coffman	Director
Michael L. Eskew	Director
W. James Farrell	Director
Herbert L. Henkel	Director
Edward M. Liddy	Director
Robert S. Morrison	Director
Aulana L. Peters	Director
Robert J. Ulrich	Director

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