Form 10-Q
period 2009-03-31
3M CO
filed 2009-05-01
CIK 66740

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

Commission file number: 1-3285

3M COMPANY

(Exact name of registrant as specified in its charter)

DELAWARE	41-0417775
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3M Center, St. Paul, Minnesota	55144
(Address of principal executive offices)	(Zip Code)

(651) 733-1110

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2009
Common Stock, $0.01 par value per share	694,383,904 shares

This document (excluding exhibits) contains 54 pages.

The table of contents is set forth on page 2.

The exhibit index begins on page 52.

3M COMPANY

Form 10-Q for the Quarterly Period Ended March 31, 2009

3M COMPANY

FORM 10-Q

For the Quarterly Period Ended March 31, 2009

PART I.  Financial Information

Item 1.  Financial Statements.

3M Company and Subsidiaries

Consolidated Statement of Income

(Unaudited)

	Three months ended
	March 31
(Millions, except per share amounts)	2009	2008
Net sales	$5,089	$6,463
Operating expenses
Cost of sales	2,772	3,336
Selling, general and administrative expenses	1,191	1,275
Research, development and related expenses	323	351
Total operating expenses	4,286	4,962
Operating income	803	1,501

Interest expense and income
Interest expense	55	55
Interest income	(11)	(30)
Total interest expense (income)	44	25

Income before income taxes	759	1,476
Provision for income taxes	229	470
Net income including noncontrolling interest	$530	$1,006

Less: Net income attributable to noncontrolling interest	12	18

Net income attributable to 3M	$518	$988

Weighted average 3M common shares outstanding - basic	693.5	706.5
Earnings per share attributable to 3M common shareholders - basic	$0.75	$1.40

Weighted average 3M common shares outstanding - diluted	695.9	717.2
Earnings per share attributable to 3M common shareholders - diluted	$0.74	$1.38

Cash dividends paid per 3M common share	$0.51	$0.50

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries

Consolidated Balance Sheet

(Unaudited)

	Mar. 31	Dec. 31
(Dollars in millions, except per share amount)	2009	2008

Assets
Current assets
Cash and cash equivalents	$1,632	$1,849
Marketable securities - current	247	373
Accounts receivable - net	3,099	3,195
Inventories
Finished goods	1,315	1,505
Work in process	772	851
Raw materials and supplies	573	657
Total inventories	2,660	3,013
Other current assets	1,009	1,168
Total current assets	8,647	9,598

Marketable securities - non-current	253	352
Investments	105	111
Property, plant and equipment	18,562	18,812
Less: Accumulated depreciation	(11,818)	(11,926)
Property, plant and equipment - net	6,744	6,886
Goodwill	5,533	5,753
Intangible assets - net	1,402	1,398
Prepaid pension benefits	38	36
Other assets	1,616	1,659
Total assets	$24,338	$25,793

Liabilities
Current liabilities
Short-term borrowings and current portion of long-term debt	$946	$1,552
Accounts payable	1,124	1,301
Accrued payroll	564	644
Accrued income taxes	314	350
Other current liabilities	1,780	1,992
Total current liabilities	4,728	5,839

Long-term debt	5,088	5,166
Pension and postretirement benefits	2,811	2,847
Other liabilities	1,570	1,637
Total liabilities	$14,197	$15,489

Commitments and contingencies (Note 11)

Equity
3M Company shareholders’ equity:
Common stock par value, $.01 par value, 944,033,056 shares issued	$9	$9
Additional paid-in capital	3,086	3,006
Retained earnings	22,369	22,227
Treasury stock, at cost; 249,649,152 shares at Mar. 31, 2009; 250,489,769 shares at Dec. 31, 2008	(11,618)	(11,676)
Unearned compensation	(18)	(40)
Accumulated other comprehensive income (loss)	(4,091)	(3,646)
Total 3M Company shareholders’ equity	9,737	9,880
Noncontrolling interest	404	424
Total equity	10,141	10,304
Total liabilities and equity	$24,338	$25,793

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries

Consolidated Statement of Cash Flows

(Unaudited)

	Three months ended
	March 31
(Dollars in millions)	2009	2008

Cash Flows from Operating Activities
Net income including noncontrolling interest	$530	$1,006
Adjustments to reconcile net income including noncontrolling interest to net cash provided by operating activities
Depreciation and amortization	271	268
Company pension and postretirement contributions	(123)	(49)
Company pension and postretirement expense	42	28
Stock-based compensation expense	83	43
Deferred income taxes	46	3
Excess tax benefits from stock-based compensation	—	(5)
Changes in assets and liabilities
Accounts receivable	8	(264)
Inventories	288	(86)
Accounts payable	(165)	20
Accrued income taxes	89	70
Product and other insurance receivables and claims	7	25
Other - net	(381)	(62)
Net cash provided by operating activities	695	997

Cash Flows from Investing Activities
Purchases of property, plant and equipment (PP&E)	(244)	(298)
Proceeds from sale of PP&E and other assets	15	4
Acquisitions, net of cash acquired	(9)	(16)
Purchases of marketable securities and investments	(124)	(622)
Proceeds from sale of marketable securities and investments	241	250
Proceeds from maturities of marketable securities	103	218
Net cash used in investing activities	(18)	(464)

Cash Flows from Financing Activities
Change in short-term debt - net	(512)	1,211
Repayment of debt (maturities greater than 90 days)	(86)	(89)
Purchases of treasury stock	—	(510)
Reissuances of treasury stock	34	79
Dividends paid to stockholders	(354)	(353)
Distributions to noncontrolling interest	—	(12)
Excess tax benefits from stock-based compensation	—	5
Other - net	11	(16)
Net cash provided by (used in) financing activities	(907)	315

Effect of exchange rate changes on cash and cash equivalents	13	(17)

Net increase (decrease) in cash and cash equivalents	(217)	831
Cash and cash equivalents at beginning of year	1,849	1,896
Cash and cash equivalents at end of period	$1,632	$2,727

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

Certain amounts presented for prior periods have been reclassified to conform to the current year presentation. As discussed later in Note 1, effective January 1, 2009, 3M adopted SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51,”  and FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement).”  These accounting pronouncements, which related to noncontrolling interest and convertible debt instruments, respectively, both required retrospective application. In addition, 3M reclassified balance sheet amounts related to life insurance policies from investments to other assets; reclassified current and non-current balance sheet amounts related to income taxes between deferred income taxes and accrued income taxes; and reclassified amounts between unearned compensation and additional paid-in capital, both of which are within stockholders’ equity.

This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and notes included in its 2008 Annual Report on Form 10-K. However, as described in Note 13, during the first quarter of 2009, the Company effected certain business segment realignments, which included both product moves between business segments and reporting changes related to revised U.S. performance measures. The Company has begun to report comparative results under the new business segment structure with the filing of this Quarterly Report on Form 10-Q. In the second quarter of 2009, the Company plans to revise its business segment disclosures in its 2008 Annual Report on Form 10-K via a Form 8-K to reflect these impacts.

Significant Accounting Policies

Earnings per share:  The difference in the weighted average 3M shares outstanding for calculating basic and diluted earnings per share attributable to 3M common shareholders is a result of the dilution associated with the Company’s stock-based compensation plans. Certain Management Stock Ownership Program (MSOP) options outstanding were not included in the computation of diluted earnings per share attributable to 3M common shareholders because they would not have had a dilutive effect (71.9 million average options for the three months ended March 31, 2009; 28.1 million average options for the three months ended March 31, 2008). The conditions for conversion related to the Company’s “Convertible Notes” were not met (refer to 3M’s 2008 Annual Report on Form 10-K, Note 10 to the Consolidated Financial Statements, for more detail). If the conditions for conversion are met, 3M may choose to pay in cash and/or common stock; however, if this occurs, the Company has the intent and ability to settle this debt security in cash. Accordingly, there was no impact on diluted earnings per share attributable to 3M common shareholders. The computations for basic and diluted earnings per share follow:

Earnings Per Share Computations

	Three months ended
	March 31
(Amounts in millions, except per share amounts)	2009	2008
Numerator:
Net income attributable to 3M	$518	$988

Denominator:
Denominator for weighted average 3M common shares outstanding - basic	693.5	706.5

Dilution associated with the Company’s stock-based compensation plans	2.4	10.7

Denominator for weighted average 3M common shares outstanding - diluted	695.9	717.2

Earnings per share attributable to 3M common shareholders - basic	$0.75	$1.40
Earnings per share attributable to 3M common shareholders - diluted	0.74	1.38

New Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements.” SFAS No. 157 established a single definition of fair value and a framework for measuring fair value, set out a fair value hierarchy to be used to classify the source of information used in fair value measurements, and required disclosures of assets and liabilities measured at fair value based on their level in the hierarchy. This statement applies under other accounting pronouncements that require or permit fair value measurements. As disclosed in the notes included in its 2008 Annual Report on Form 10-K, 3M adopted SFAS No. 157, as amended by associated FASB Staff Positions (FSPs), beginning January 1, 2008 on a prospective basis. One of these FSPs, FSP No. 157-2, deferred the effective date for one year relative to nonfinancial assets and liabilities that are measured at fair value, but are recognized or disclosed at fair value on a nonrecurring basis.  This deferral applied to such items as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) or nonfinancial long-lived asset groups measured at fair value for an impairment assessment.  These remaining aspects of SFAS No. 157 were adopted by the Company prospectively beginning January 1, 2009 and did not have a material impact on 3M’s consolidated results of operations or financial condition.  Refer to Note 10 for additional disclosures of assets and liabilities that are measured at fair value on a nonrecurring basis as a result of this adoption.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” which changed the accounting for business acquisitions. SFAS No. 141R, as amended by FSP No. 141-1 issued in April 2009, requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquisition-related restructuring costs, in-process research and development, indemnification assets, and tax benefits. For 3M, SFAS No. 141R, as amended, was effective for business combinations and adjustments to an acquired entity’s deferred tax asset and liability balances occurring after December 31, 2008. This standard had no immediate impact upon adoption by 3M, and was applied to the business combinations disclosed in Note 2 that were completed post-2008 and to applicable adjustments to acquired entity deferred tax items occurring after December 31, 2008.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51,” which established new standards governing the accounting for and reporting of noncontrolling interests (NCIs) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCIs (previously referred to as minority interests) be treated as a separate component of equity, not as a liability (as was previously the case); that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions, rather than as step acquisitions or dilution gains or losses; and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. This standard also required changes to certain presentation and disclosure requirements. For 3M, SFAS No. 160 was effective beginning January 1, 2009. The provisions of the standard were applied to all NCIs prospectively, except for the presentation and disclosure requirements, which were applied retrospectively to all periods presented. As a result, upon adoption, 3M retroactively reclassified the “Minority interest in subsidiaries” balance previously included in the “Other liabilities” section of the consolidated balance sheet to a new component of equity with respect to NCIs in consolidated subsidiaries. The adoption also impacted certain captions previously used on the consolidated statement of income, largely identifying net income including NCI and net income attributable to 3M.  Additional disclosures required by this standard are also included in Note 5. The adoption of SFAS No. 160 did not have a material impact on 3M’s consolidated financial position or results of operations.

In December 2007, the FASB ratified the Emerging Issues Task Force (EITF) consensus on EITF Issue No. 07-1, “Accounting for Collaborative Arrangements” that discusses how parties to a collaborative arrangement (which does not establish a legal entity within such arrangement) should account for various activities. The consensus indicates that costs incurred and revenues generated from transactions with third parties (i.e. parties outside of the collaborative arrangement) should be reported by the collaborators on the respective line items in their income statements pursuant to EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent.” Additionally, the consensus provides that income statement characterization of payments between the participants in a collaborative arrangement should be based upon existing authoritative pronouncements; analogy to such pronouncements if not within their scope; or a reasonable, rational, and consistently applied accounting policy election. EITF Issue No. 07-1 was effective for 3M beginning January 1, 2009 and applied retrospectively to all periods presented for collaborative arrangements existing as of the date of adoption. The adoption of EITF Issue No. 07-1 did not have a material impact on 3M’s consolidated results of operations or financial condition.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” which requires additional disclosures about an entity’s strategies and objectives for using derivative instruments; the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities;” and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. Certain disclosures are also required with respect to derivative features that are credit-risk-related. SFAS No. 161 was effective for 3M beginning January 1, 2009 on a prospective basis. The additional disclosures required by this standard are included in Note 9.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets,” which amended the list of factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets.” This guidance applies to (1) intangible assets that are acquired individually or with a group of other assets and (2) intangible assets acquired in both business combinations and asset acquisitions. Under FSP No. FAS 142-3, entities estimating the useful life of a recognized intangible asset must consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension. For 3M, this FSP required certain additional disclosures beginning January 1, 2009 (which are included in Notes 2 and 3) and application to useful life estimates prospectively for intangible assets acquired after December 31, 2008. The adoption of this standard did not have a material impact on 3M’s consolidated results of operations or financial condition.

In May 2008, the FASB issued FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement).” This FSP applies to convertible debt securities that, upon conversion by the holder, may be settled by the issuer fully or partially in cash (rather than settled fully in shares) and specifies that issuers of such instruments should separately account for the liability and equity components in a manner that reflects the issuer’s nonconvertible debt borrowing rate when related interest cost is recognized. This FSP was effective for 3M beginning January 1, 2009 with retrospective application to all periods presented. This standard impacted the Company’s “Convertible Notes” (refer to Note 10  to the Consolidated Financial Statements included in 3M’s 2008 Annual Report on Form 10-K for more detail), and required that additional interest expense essentially equivalent to the portion of issuance proceeds be retroactively allocated to the instrument’s equity component and be recognized over the period from the Convertible Notes’ issuance on November 15, 2002 through November 15, 2005 (the first date holders of these Notes had the ability to put them back to 3M). 3M adopted this standard in January 2009.  Its retrospective application had no impact on results of operations for periods following 2005, but on post-2005 consolidated balance sheets, it resulted in an increase of approximately $22 million in previously reported opening additional paid in capital and a corresponding decrease in previously reported opening retained earnings.

In November 2008, the FASB ratified the EITF consensus on Issue No. 08-6, “Equity Method Investment Accounting Considerations” (EITF 08-6) which addresses certain effects of SFAS Nos. 141R and 160 on an entity’s accounting for equity-method investments. The consensus indicates, among other things, that transaction costs for an investment should be included in the cost of the equity-method investment (and not expensed) and shares subsequently issued by the equity-method investee that reduce the investor’s ownership percentage should be accounted for as if the investor had sold a proportionate share of its investment, with gains or losses recorded through earnings. For 3M, EITF 08-6 was effective for transactions occurring after December 31, 2008. The adoption of this standard did not have a material impact on 3M’s consolidated results of operations or financial condition.

In November 2008, the FASB ratified the EITF consensus on Issue No. 08-7, “Accounting for Defensive Intangible Assets” (EITF 08-7). The consensus addresses the accounting for an intangible asset acquired in a business combination or asset acquisition that an entity does not intend to use or intends to hold to prevent others from obtaining access (a defensive intangible asset). Under EITF 08-7, a defensive intangible asset needs to be accounted as a separate unit of accounting and would be assigned a useful life based on the period over which the asset diminishes in value. For 3M, EITF 08-7 was effective for transactions occurring after December 31, 2008. The Company considered this standard in terms of intangible assets acquired in business combinations or asset acquisitions that closed after December 31, 2008.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”. This FSP requires additional disclosures about plan assets for sponsors of defined benefit pension and postretirement plans including expanded information regarding investment strategies, major categories of plan assets, and concentrations of risk within plan assets. Additionally, this FSP requires disclosures similar to those required under SFAS No. 157 with respect to the fair value of plan assets such as the inputs and valuation techniques used to measure fair value and information with respect to classification of plan assets in terms of the hierarchy of the source of information used to determine their value (see Note 10). The disclosures under this FSP are required for annual periods ending after December 15, 2009. 3M is currently evaluating the requirements of these additional disclosures.

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Values When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.”  This FSP

provides guidance on (1) estimating the fair value of an asset or liability when the volume and level of activity for the asset or liability have significantly declined and (2) identifying transactions that are not orderly. The FSP also amends certain disclosure provisions of SFAS No. 157 to require, among other things, disclosures in interim periods of the inputs and valuation techniques used to measure fair value. For 3M, this FSP is effective prospectively beginning April 1, 2009. The Company is currently evaluating the impact of this standard, but would not expect it to have a material impact on 3M’s consolidated results of operations or financial condition.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP 115-2). This FSP modifies the requirements for recognizing other-than-temporarily impaired debt securities and changes the existing impairment model for such securities. The FSP also requires additional disclosures for both annual and interim periods with respect to both debt and equity securities. Under the FSP, impairment of debt securities will be considered other-than-temporary if an entity (1) intends to sell the security, (2) more likely than not will be required to sell the security before recovering its cost, or (3) does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). The FSP further indicates that, depending on which of the above factor(s) causes the impairment to be considered other-than-temporary, (1) the entire shortfall of the security’s fair value versus its amortized cost basis or (2) only the credit loss portion would be recognized in earnings while the remaining shortfall (if any) would be recorded in other comprehensive income. FSP 115-2 requires entities to initially apply the provisions of the standard to previously other-than-temporarily impaired debt securities existing as of the date of initial adoption by making a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The cumulative-effect adjustment potentially reclassifies the noncredit portion of a previously other-than-temporarily impaired debt security held as of the date of initial adoption from retained earnings to accumulated other comprehensive income. For 3M, this FSP is effective April 1, 2009. The Company is currently evaluating the impact of this standard, but would not expect it to have a material impact on 3M’s consolidated results of operations or financial condition.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP essentially expands the disclosure about fair value of financial instruments that were previously required only annually to also be required for interim period reporting. In addition, the FSP requires certain additional disclosures regarding the methods and significant assumptions used to estimate the fair value of financial instruments. For 3M, these additional disclosures will be required beginning with the quarter ending June 30, 2009. 3M is currently evaluating the requirements of these additional disclosures.

NOTE 2.  Acquisitions

During the three months ended March 31, 2009, 3M completed two business combinations. The purchase price paid for these business combinations (net of cash acquired) and certain acquisition costs paid for pre-2009 business combinations during the three months ended March 31, 2009 aggregated to $9 million.

(1) In January 2009, 3M (Safety, Security and Protection Services Business) purchased 100 percent of the outstanding shares of Alltech Solutions, a provider of water pipe rehabilitation services based in Moncton, New Brunswick, Canada.

(2) In February 2009, 3M (Industrial and Transportation Business) purchased the assets of Compac Corp.’s pressure sensitive adhesive tape business, a global leader in providing custom solutions in coating, laminating and converting flexible substrates headquartered in Hackettstown, N.J.

Purchased identifiable intangible assets totaled $6 million and will be amortized on a straight-line basis over a weighted-average life of 6 years (lives ranging from 1 to 19 years). Acquired identifiable intangible assets for which significant assumed renewals or extensions of underlying arrangements impacted the determination of their useful lives were not material. Pro forma information related to the above acquisitions is not included because the impact on the Company’s consolidated results of operations is not considered to be material.

In addition to business combinations, 3M periodically acquires certain tangible and/or intangible assets and purchases interests in certain enterprises that do not otherwise qualify for accounting as business combinations. These transactions are largely reflected as additional asset purchase and investment activity.

NOTE 3.  Goodwill and Intangible Assets

As discussed in Note 13, 3M made certain changes to its business segments effective in the first quarter of 2009, which resulted in no material changes to the goodwill balances by business segment. For those changes that resulted in reporting unit changes, the Company applied the relative fair value method to determine the impact to reporting units. SFAS No. 142 requires that goodwill be tested for impairment at least annually and when reporting units are changed. During the first quarter of 2009, the Company completed its assessment of any potential goodwill impairment for reporting units impacted by this new structure and determined that no impairment existed.

Purchased goodwill related to the two acquisitions which closed in the first three months of 2009 totaled $3 million, $1 million of which is deductible for tax purposes. The acquisition activity in the following table also includes the impacts of adjustments to the preliminary allocation of purchase price and certain acquisition costs for pre-2009 acquisitions, which reduced goodwill by $55 million. The amounts in the “Translation and other” column in the following table primarily relate to changes in foreign currency exchange rates. The goodwill balance by business segment as of December 31, 2008 and March 31, 2009, follow:

Goodwill

	Dec. 31,			Mar. 31,
	2008	Acquisition	Translation	2009
(Millions)	Balance	activity	and other	Balance
Industrial and Transportation	$1,692	$(5)	$(46)	$1,641
Health Care	988	(4)	(40)	944
Consumer and Office	155	1	(21)	135
Safety, Security and Protection Services	1,202	6	(16)	1,192
Display and Graphics	1,042	(48)	(19)	975
Electro and Communications	674	(2)	(26)	646
Total Company	$5,753	$(52)	$(168)	$5,533

Acquired Intangible Assets

For the three months ended March 31, 2009, acquired intangible asset activity through business combinations increased balances by $71 million, of which approximately $65 million relates to adjustments to preliminary allocations of purchase price on pre-2009 acquisitions. The carrying amount and accumulated amortization of acquired intangible assets as of March 31, 2009, and December 31, 2008, follow:

	Mar. 31	Dec. 31
(Millions)	2009	2008
Patents	$454	$475
Other amortizable intangible assets (primarily tradenames and customer related intangibles)	1,444	1,381
Non-amortizable intangible assets (tradenames)	131	130
Total gross carrying amount	$2,029	$1,986

Accumulated amortization — patents	(318)	(318)
Accumulated amortization — other	(309)	(270)
Total accumulated amortization	(627)	(588)
Total intangible assets — net	$1,402	$1,398

Amortization expense for acquired intangible assets for the three-months ended March 31, 2009 and 2008 follows:

	Three months ended
	Mar. 31
(Millions)	2009	2008
Amortization expense	$39	$24

The table below shows expected amortization expense for acquired intangible assets recorded as of March 31, 2009:

	Last 3
	Quarters					After
(Millions)	2009	2010	2011	2012	2013	2013
Amortization expense	$112	$141	$133	$126	$121	$638

The expected amortization expense is an estimate. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, changes in foreign currency exchange rates, impairment of intangible assets, accelerated amortization of intangible assets and other events. 3M expenses the costs incurred to renew or extend the term of intangible assets.

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

The following provides information concerning the Company’s first-quarter 2009 restructuring actions and fourth-quarter 2008 restructuring actions.

2008 and 2009 Restructuring Actions:

During the fourth quarter of 2008 and the first quarter of 2009, management approved and committed to undertake certain restructuring actions. Due to the rapid decline in global business activity in the fourth quarter of 2008 and into the first quarter of 2009, 3M aggressively reduced its cost structure and rationalized several facilities, including manufacturing, technical and office facilities. These actions included all geographies, with particular attention in the developed areas of the world that have and are experiencing large declines in business activity, and included the following:

•                  During the fourth quarter of 2008, 3M announced the elimination of more than 2,400 positions.  Of these employment reductions, about 31 percent were in the United States, 29 percent in Europe, 24 percent in Latin America and Canada, and 16 percent in the Asia Pacific area. These restructuring actions resulted in a fourth-quarter 2008 pre-tax charge of $229 million, with $186 million for employee-related items/benefits and other, and $43 million related to fixed asset impairments. The preceding charges were recorded in cost of sales ($84 million), selling, general and administrative expenses ($135 million), and research, development and related expenses ($10 million).  Cash payments in 2008 related to this restructuring were not material. Refer to 3M’s Annual Report on Form 10-K, Note 4, for additional information on these 2008 restructuring actions.

•                  During the first quarter of 2009, 3M announced the elimination of approximately 1,200 positions. Of these employment reductions, about 43 percent were in the United States, 36 percent in Latin America, 16 percent in Europe and 5 percent in the Asia Pacific area. These restructuring actions resulted in a first-quarter 2009 pre-tax charge of $67 million, with $61 million for employee-related items/benefits and $6 million related to fixed asset impairments. The preceding charges were recorded in cost of sales ($17 million), selling, general and administrative expenses ($47 million), and research, development and related expenses ($3 million).

Components of these restructuring actions and a roll-forward of associated balances are summarized as follows:

	Employee-
	Related Items/	Asset
(Millions)	Benefits	Impairments	Total

Expense incurred in fourth quarter 2008	$186	$43	$229
Non-cash charges in 2008	$—	$(43)	$(43)

Expense incurred in first quarter 2009:
Industrial and Transportation	22	1	23
Health Care	4	—	4
Consumer and Office	2	—	2
Safety, Security and Protection Services	4	—	4
Display and Graphics	1	5	6
Electro and Communications	3	—	3
Corporate and Unallocated	25	—	25
First quarter 2009 expense	$61	$6	$67

Non-cash charges in 2009	$—	(6)	$(6)
Cash payments	$(107)	—	$(107)
Accrued liability balance at Mar. 31, 2009	$140	$—	$140

The majority of the remaining employee related items and benefits associated with these actions are expected to be paid out in cash through the remainder of 2009.

NOTE 5.  Supplemental Equity and Comprehensive Income Information

Consolidated Statement of Changes in Equity

3M Company and Subsidiaries

Three months ended Mar. 31, 2009

		3M Company Shareholders
		Common				Accumulated
		Stock and				Other
		Additional				Comprehensive	Non-
		Paid-in	Retained	Treasury	Unearned	Income	controlling
(Millions)	Total	Capital	Earnings	Stock	Compensation	(Loss)	Interest
Balance at December 31, 2008	$10,304	$3,015	$22,227	$(11,676)	$(40)	$(3,646)	$424

Net income including noncontrolling interest	530		518				12
Cumulative translation adjustment	(452)					(420)	(32)
Defined benefit pension and postretirement plans adjustment	(21)					(21)
Debt and equity securities - unrealized gain (loss)	1					1
Cash flow hedging instruments - unrealized gain (loss)	(5)					(5)
Total comprehensive income	53
Dividends paid	(354)		(354)
Amortization of unearned compensation	22				22
Stock-based compensation, net of tax impacts	80	80
Issuances pursuant to stock option and benefit plans	36		(22)	58
Balance at March 31, 2009	$10,141	$3,095	$22,369	$(11,618)	$(18)	$(4,091)	$404

Consolidated Statement of Changes in Equity

3M Company and Subsidiaries

Three months ended Mar. 31, 2008

		3M Company Shareholders
		Common				Accumulated
		Stock and				Other
		Additional				Comprehensive	Non-
		Paid-in	Retained	Treasury	Unearned	Income	controlling
(Millions)	Total	Capital	Earnings	Stock	Compensation	(Loss)	Interest
Balance at December 31, 2007	$12,072	$2,798	$20,295	$(10,520)	$(79)	$(747)	$325

Net income including noncontrolling interest	1,006		988				18
Cumulative translation adjustment	387					361	26
Defined benefit pension and postretirement plans adjustment	31					31
Debt and equity securities - unrealized gain (loss)	4					4
Cash flow hedging instruments - unrealized gain (loss)	(4)					(4)
Total comprehensive income	1,424
Dividends paid	(365)		(353)				(12)
Amortization of unearned compensation	21				21
Stock-based compensation, net of tax impacts	42	42
Reacquired stock	(496)			(496)
Issuances pursuant to stock option and benefit plans	94		(22)	116
Balance at March 31, 2008	$12,792	$2,840	$20,908	$(10,900)	$(58)	$(355)	$357

Consolidated Statement of Comprehensive Income (Loss)

	Three months ended March 31
(Millions)	2009	2008
Net income including noncontrolling interest	$530	$1,006
Other comprehensive income, net of tax:
Cumulative translation adjustment	(452)	387
Defined benefit pension and postretirement plans adjustment	(21)	31
Debt and equity securities, unrealized gain (loss)	1	4
Cash flow hedging instruments, unrealized gain (loss)	(5)	(4)
Total other comprehensive income (loss), net of tax	(477)	418
Comprehensive income (loss) including noncontrolling interest	53	1,424
Comprehensive (income) loss attributable to noncontrolling interest	20	(44)
Comprehensive income (loss) attributable to 3M	$73	$1,380

Accumulated Other Comprehensive Income (Loss) Attributable to 3M

	Mar. 31,	Dec. 31,
(Millions)	2009	2008
Cumulative translation adjustment	$(566)	$(146)
Defined benefit pension and postretirement plans adjustment	(3,546)	(3,525)
Debt and equity securities, unrealized gain (loss)	(18)	(19)
Cash flow hedging instruments, unrealized gain (loss)	39	44
Total accumulated other comprehensive income (loss)	$(4,091)	$(3,646)

Components of Comprehensive Income (Loss) Attributable to 3M

	Three-months ended Mar. 31,
(Millions)	2009	2008
Net income attributable to 3M	$518	$988

Cumulative translation	(363)	282
Tax effect	(57)	79
Cumulative translation - net of tax	(420)	361

Defined benefit pension and postretirement plans adjustment	(40)	49
Tax effect	19	(18)
Defined benefit pension and postretirement plans adjustment - net of tax	(21)	31

Debt and equity securities, unrealized gain (loss)	2	7
Tax effect	(1)	(3)
Debt and equity securities, unrealized gain (loss) - net of tax	1	4

Cash flow hedging instruments, unrealized gain (loss)	(11)	(6)
Tax effect	6	2
Cash flow hedging instruments, unrealized gain (loss) - net of tax	(5)	(4)

Total comprehensive income (loss) attributable to 3M	$73	$1,380

Reclassification adjustments are made to avoid double counting in comprehensive income items that are also recorded as part of net income. 3M had no reclassification adjustments attributable to noncontrolling interest. As disclosed in Note 8, for the three months ended March 31, 2009, $36 million pre-tax ($23 million after tax) was reclassified to earnings from accumulated other comprehensive income attributable to 3M to pension and postretirement expense in the income statement. These pension and postretirement expense amounts are shown in the table in Note 8 as amortization of transition (asset) obligation, amortization of prior service cost (benefit) and amortization of net actuarial (gain) loss. Reclassifications to earnings from accumulated other comprehensive income for debt and equity securities, which primarily include marketable securities, were not material for the three-months ended March 31, 2009. Refer to Note 9 for a table that recaps pre-tax cash flow hedging instruments reclassifications. Income taxes are not provided for foreign translation relating to permanent investments in international subsidiaries, but tax effects within cumulative translation do include impacts from items such as net investment hedge transactions.

NOTE 6.  Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2002.

The Internal Revenue Service (IRS) completed its examination of the Company’s U.S. federal income tax returns for the years 2002 through 2004 in the first quarter of 2008. The outcome of the 2002 through 2004 audit cycle impacted the 2001 tax year, which was settled in the second quarter of 2008. Currently, the Company is under examination by the IRS for its U.S. federal income tax returns for the years 2005 through 2008. It is anticipated that the IRS will complete its examination of the Company for these years by the end of the first quarter of 2010. As of March 31, 2009, the IRS has not proposed any significant adjustments to the Company’s tax positions. Currently, the Company is not able to reasonably estimate the amount by which the liability for unrecognized tax benefits will increase or decrease during the next 12 months as a result of the ongoing IRS audit. However, the Company does not anticipate any adjustments that would result in a material change to its financial position. Payments relating to any proposed assessments arising from the 2005 through 2007 audit may not be made until a final agreement is reached between the Company and the IRS on such assessments or upon a final resolution resulting from the administrative appeals process or judicial action. In addition to the U.S. federal examination, there is also limited audit activity in several U.S. state and foreign jurisdictions. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of March 31, 2009 and December 31, 2008, respectively, are $343 million and $334 million.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in tax expense. The Company recognized in the consolidated statement of income on a gross basis approximately $3 million for the three months ended March 31, 2009, and for the three months ended March 31, 2008 the amount was not material. At March 31, 2009 and December 31, 2008, accrued interest and penalties in the consolidated balance sheet on a gross basis were $50 million and $47 million, respectively. Included in these interest and penalty amounts are interest and penalties related to tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

NOTE 7.  Marketable Securities

The Company invests in agency securities, corporate securities, asset-backed securities, treasury securities and other securities. The following is a summary of amounts recorded on the Consolidated Balance Sheet for marketable securities (current and non-current).

	March 31,	Dec. 31,
(Millions)	2009	2008

Agency securities	$105	$180
Corporate securities	98	145
Asset-backed securities:
Credit cards related	19	—
Automobile loans related	3	24
Other	9	11
Asset-backed securities total	31	35
Other securities	13	13

Current marketable securities	$247	$373

Agency securities	$92	$200
Corporate securities	56	62
Treasury securities	53	12
Asset-backed securities:
Automobile loans related	25	25
Credit cards related	17	40
Other	10	11
Asset-backed securities total	52	76
Auction rate and other securities	—	2

Non-current marketable securities	$253	$352

Total marketable securities	$500	$725

Classification of marketable securities as current or non-current is dependent upon management’s intended holding period, the security’s maturity date and liquidity considerations based on market conditions. If management intends to hold the securities for longer than one year as of the balance sheet date, they are classified as non-current. At March 31, 2009, gross unrealized losses totaled approximately $26 million (pre-tax), while gross unrealized gains totaled approximately $4 million (pre-tax). At December 31, 2008, gross unrealized losses totaled approximately $30 million (pre-tax), while gross unrealized gains were not material. Gross unrealized losses related to auction rate securities totaled $17 million and $16 million (pre-tax) as of March 31, 2009 and December 31, 2008, respectively. Gross realized gains and losses on sales or maturities of marketable securities for the first three months of 2009 and 2008 were not material. Cost of securities sold or reclassified use the first in, first out (FIFO) method. Since these marketable securities are classified as available-for-sale securities, changes in fair value will flow through other comprehensive income, with amounts reclassified out of other comprehensive income into earnings upon sale or “other-than-temporary” impairment.

3M has a diversified marketable securities portfolio of $500 million as of March 31, 2009. Within this portfolio, current and long-term asset-backed securities (estimated fair value of $83 million) are primarily comprised of interests in automobile loans and credit cards. At March 31, 2009, the asset-backed securities credit ratings were AAA or A-1+, with the exception of one security rated BBB with a fair market value of less than $2 million. Historically, 3M’s marketable securities portfolio included auction rate securities that represented interests in investment grade credit default swaps, however, these have been written down to zero as of March 31, 2009. Since the second half of 2007, these auction rate securities failed to auction due to sell orders exceeding buy orders. Liquidity for these auction-rate securities is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals, usually every 7, 28, 35, or 90 days. The funds associated with failed auctions will not be accessible until a successful auction occurs or a buyer is found outside of the auction process. Based upon an analysis of “temporary” and “other-than-temporary” impairment factors, auction rate securities with an original par value of approximately $34 million were written-down to an estimated fair value of $1 million as of December 31, 2008 and zero as of March 31, 2009. There are $17 million (pre-tax) of temporary impairments associated with auction rate securities at March 31, 2009, which were recorded as unrealized losses within other comprehensive income. As of March 31, 2009, these investments have been in a loss position for approximately 18 months. 3M recorded “other-than-temporary” impairment charges that reduced pre-tax income by approximately $1 million in the first quarter of 2008. Refer to Note 10 for a table that reconciles the beginning and ending balances of auction rate securities.

3M reviews impairments associated with the above in accordance with Emerging Issues Task Force (EITF) 03-1 and FSP SFAS 115-1 and 124-1, “The Meaning of Other-Than-Temporary-Impairment and Its Application to Certain Investments,” as well as EITF 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets,” and related interpretations to determine the classification of the impairment as “temporary” or “other-than-temporary.” A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income component of equity. Such an unrealized loss does not reduce net income for the applicable accounting period because the loss is not viewed as other-than-temporary. The Company believes that a portion of the impairment of its auction rate securities investments is temporary and a portion is other-than-temporary. The factors evaluated to differentiate between temporary and other-than-temporary include the projected future cash flows, credit ratings actions, and assessment of the credit quality of the underlying collateral.

The balances at March 31, 2009 for marketable securities by contractual maturity are shown below. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

March 31,
(Millions)	2009

Due in one year or less	$176
Due after one year through three years	214
Due after three years through five years	97
Due after five years	13

Total marketable securities	$500

NOTE 8.  Pension and Postretirement Benefit Plans

Components of net periodic benefit cost and other supplemental information for the three months ended March 31 follow:

Benefit Plan Information

	Three months ended March 31
	Qualified and Non-qualified Pension Benefits				Postretirement
	United States		International		Benefits
(Millions)	2009	2008	2009	2008	2009	2008

Service cost	$46	$48	$24	$31	$13	$13
Interest cost	155	149	56	66	24	26
Expected return on plan assets	(227)	(222)	(62)	(80)	(23)	(26)
Amortization of transition (asset) obligation	—	—	1	1	—	—
Amortization of prior service cost (benefit)	4	4	(1)	(1)	(20)	(21)
Amortization of net actuarial (gain) loss	25	14	10	10	17	16
Net periodic benefit cost (benefit)	$3	$(7)	$28	$27	$11	$8
Settlements, curtailments and special termination benefits	—	—	—	—	—	—
Net periodic benefit cost (benefit) after settlements, curtailments and special termination benefits	$3	$(7)	$28	$27	$11	$8

For the three months ended March 31, 2009, contributions totaling $111 million were made to the Company’s U.S. and international pension plans and $12 million to its postretirement plans. In 2009, the Company expects to contribute up to $850 million to its U.S. and international pension plans and $130 million to its postretirement plans. The Company does not have a required minimum pension contribution obligation for its U.S. plans in 2009. Therefore, the amount of the anticipated discretionary pension contribution could vary significantly depending on the U.S. plans’ funding status as of the 2009 measurement date and the anticipated tax deductibility of the contribution. The Company would consider whether to make these pension contributions to its U.S. plans either in cash or shares of its common stock, subject to applicable requirements. 3M’s annual measurement date for pension and postretirement assets and liabilities is December 31 each year, which is also the date used for the related annual measurement assumptions.

In April 2009, the Company offered a voluntary early retirement incentive program to certain eligible participants of its U.S. pension plans who meet age and years of pension service requirements. The eligible participants who accept the offer and retire by June 1, 2009 will receive an enhanced pension benefit. Pension benefits will be enhanced by adding one additional year of pension service and one additional year of age for certain benefit calculations.

3M was informed during the first quarter of 2009 that the general partners of WG Trading Company, in which 3M’s benefit plans hold limited partnership interests, are the subject of a criminal investigation as well as civil proceedings by the SEC and CFTC (Commodity Futures Trading Commission). As of December 31, 2008 those limited partnership interests represented less than two percent of 3M’s fair value of total plan assets. The court appointed receiver has taken control of WG Trading Company and other entities controlled by its general partners, and further redemptions of limited partnership interests are restricted pending court proceedings. 3M currently believes that the resolution of these events will not have a material adverse effect on the consolidated financial position of the Company. The Company has insurance that it believes, based on what is currently known, is applicable to this potential loss.

NOTE 9.  Derivatives

The Company uses interest rate swaps, currency swaps, commodity price swaps, and forward and option contracts to manage risks generally associated with foreign exchange rate, interest rate and commodity price fluctuations. The information that follows explains the various types of derivatives and financial instruments used by 3M, how and why 3M uses such instruments, how such instruments are accounted for, and how such instruments impact 3M’s financial position and performance.

Additional information with respect to the impacts on other comprehensive income of nonderivative hedging and derivative instruments is included in Note 5. Additional information with respect to the fair value of derivative instruments is included in Note 10.  References to information regarding derivatives and/or hedging instruments associated with the Company’s long-term debt are also made in Note 10 to the Consolidated Financial Statements in 3M’s 2008 Annual Report on Form 10-K.

Types of Derivatives/Hedging Instruments and Inclusion in Income/Other Comprehensive Income

Cash Flow Hedges:

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period during which the hedged transaction affects earnings.  Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.

Cash Flow Hedging — Foreign Currency Forward and Option Contracts: The Company enters into foreign exchange forward and option contracts to hedge against the effect of exchange rate fluctuations on cash flows denominated in foreign currencies and certain intercompany financing transactions. These transactions are designated as cash flow hedges. The settlement or extension of these derivatives will result in reclassifications (from accumulated other comprehensive income) to earnings in the period during which the hedged transactions affect earnings. Generally, 3M dedesignates these cash flow hedge relationships in advance of the occurrence of the forecasted transaction.  The portion of gains or losses on the derivative instrument previously accumulated in other comprehensive income for dedesignated hedges remains in accumulated other comprehensive income until the forecasted transaction occurs.  Changes in the value of derivative instruments after dedesignation are recorded in earnings and are included in the Derivatives Not Designated as Hedging Instruments section below.  Hedge ineffectiveness and the amount excluded from effectiveness testing recognized in income on cash flow hedges were not material for the three-month periods ended March 31, 2009 and 2008. The maximum length of time over which 3M hedges its exposure to the variability in future cash flows for a majority of the forecasted transactions is 12 months and, accordingly, at March 31, 2009, the majority of the Company’s open foreign exchange forward and option contracts had maturities of one year or less.  The dollar equivalent gross notional amount of the Company’s foreign exchange forward and option contracts designated as cash flow hedges at March 31, 2009 was approximately $2.5 billion.

Cash Flow Hedging — Commodity Price Management: The Company manages commodity price risks through negotiated supply contracts, price protection agreements and forward physical contracts. The Company uses commodity price swaps relative to natural gas as cash flow hedges of forecasted transactions to manage price volatility. The related mark-to-market gain or loss on qualifying hedges is included in other comprehensive income to the extent effective, and reclassified into cost of sales in the period during which the hedged transaction affects earnings. 3M has hedged its exposure to the variability of future cash flows for certain forecasted transactions through 2009. No significant commodity cash flow hedges were discontinued and hedge ineffectiveness was not material for the three-month period ended March 31, 2009 and 2008. The dollar equivalent gross notional amount of the Company’s natural gas commodity price swaps designated as cash flow hedges at March 31, 2009 was $56 million.

The location in the consolidated statements of income and comprehensive income and amounts of gains and losses related to derivative instruments designated as cash flow hedges are as follows.  Reclassifications of amounts from accumulated other comprehensive income into income include accumulated gains (losses) on dedesignated hedges at the time earnings are impacted by the forecasted transaction.

Three months ended Mar. 31, 2009 (Millions)	Pretax Gain (Loss) Recognized in Other Comprehensive Income on Effective Portion of Derivative	Pretax Gain (Loss) on Effective Portion of Derivative Reclassified from Accumulated Other Comprehensive Income into Income		Ineffective Portion of Gain (Loss) on Derivative and Amount Excluded from Effectiveness Testing Recognized in Income
Derivatives in Cash Flow Hedging Relationships	Amount	Location	Amount	Location	Amount
Foreign currency forward/option contracts	$33	Cost of sales	$(44)	Cost of sales	$—
Foreign currency forward contracts	9	Interest expense	(3)	Interest expense	—
Commodity price swap contracts	(15)	Cost of sales	9	Cost of sales	—
Total	$27		$(38)		$—

As of March 31, 2009, the Company had a balance of $39 million associated with the after tax net unrealized gain associated with cash flow hedging instruments recorded in accumulated other comprehensive income.  3M expects to reclassify to earnings over the next 12 months a majority of this balance (with the impact offset by cash flows from underlying hedged items).

Fair Value Hedges:

For derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivatives as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings.

Fair Value Hedging - Interest Rate Swaps: The Company manages interest expense using a mix of fixed and floating rate debt. To help manage borrowing costs, the Company may enter into interest rate swaps. Under these arrangements, the Company agrees to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated by reference to an agreed-upon notional principal amount. The dollar equivalent gross notional amount of the Company’s interest rate swaps at March 31, 2009 was $952 million.

At March 31, 2009, the Company had interest rate swaps designated as fair value hedges of underlying fixed rate obligations. In November 2006, the Company entered into a $400 million fixed-to-floating interest rate swap concurrent with the issuance of the three-year medium-term note due in 2009. Also, in July 2007, in connection with the issuance of a seven-year Eurobond for an amount of 750 million Euros, the Company completed a fixed-to-floating interest rate swap on a notional amount of 400 million Euros as a fair value hedge of a portion of the fixed interest rate Eurobond obligation. The mark-to-market of these fair value hedges is recorded as gains or losses in interest expense and is offset by the gain or loss on the underlying debt instrument, which also is recorded in interest expense. These fair value hedges are 100 percent effective and, thus, there is no impact on earnings due to hedge ineffectiveness.

Fair Value Hedging — Foreign Currency: In November 2008, the Company entered into foreign currency forward contracts to purchase Japanese Yen, Pound Sterling, and Euros with a notional amount of $255 million at the contract rates. These contracts were designated as fair value hedges of a U.S. dollar tax obligation. These fair value hedges matured in early January 2009. The mark-to-market of these forward contracts was recorded as gains or losses in tax expense and was offset by the gain or loss on the underlying tax obligation, which also was recorded in tax expense. The fair value of these contracts as of December 31, 2008 was $25 million.  Changes in the value of these contracts in 2009 through their maturity were not material.

The location in the consolidated statements of income and amounts of gains and losses related to derivative instruments designated as fair value hedges and similar information relative to the hedged items are as follows:

Three months ended Mar. 31, 2009	Gain (Loss) on Derivative		Gain (Loss) on Hedged Item
(Millions)	Recognized in Income		Recognized in Income
Derivatives in Fair Value Hedging Relationships	Location	Amount	Location	Amount
Interest rate swap contracts	Interest expense	$14	Interest expense	$(14)
Total		$14		$(14)

Net Investment Hedges:

As circumstances warrant, the Company uses cross currency swaps, forwards and foreign currency denominated debt to hedge portions of the Company’s net investments in foreign operations. For hedges that meet the effectiveness requirements, the net gains or losses attributable to changes in spot exchange rates are recorded in cumulative translation within other comprehensive income. The remainder of the change in value of such instruments is recorded in earnings. Recognition in earnings of amounts previously recorded in cumulative translation is limited to circumstances such as complete or substantially complete liquidation of the net investment in the hedged foreign operation. The dollar equivalent gross notional amount of the Company’s cross currency swaps and foreign currency forward contracts designated as net investment hedges at March 31, 2009 was $500 million.

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

In addition to the derivative instruments used as hedging instruments in net investment hedges, 3M also uses foreign currency denominated debt as nonderivative hedging instruments in certain net investment hedges.  In July and December 2007, the Company issued seven-year fixed rate Eurobond securities for amounts of 750 million Euros and

275 million Euros, respectively. 3M designated each of these Eurobond issuances as hedging instruments of the Company’s net investment in its European subsidiaries.

The location in the consolidated statements of income and comprehensive income and amounts of gains and losses related to derivative and nonderivative instruments designated as net investment hedges are as follows.  There were no reclassifications of the effective portion of net investment hedges out of accumulated other comprehensive income into income for the period presented in the table below.

Three months ended Mar. 31, 2009 (Millions) Derivative and Nonderivative Instruments in	Pretax Gain (Loss) Recognized as Cumulative Translation within Other Comprehensive Income on Effective Portion of Instrument	Ineffective Portion of Gain (Loss) on Instrument and Amount Excluded from Effectiveness Testing Recognized in Income
Net Investment Hedging Relationships	Amount	Location	Amount
Cross currency swap contracts	$38	Interest expense	$31
Foreign currency denominated debt	95	N/A	—
Total	$133		$31

Derivatives Not Designated as Hedging Instruments:

Derivatives not designated as hedging instruments include dedesignated foreign currency forward and option contracts that formerly were designated in cash flow hedging relationships (as referenced in the Cash Flow Hedges section above). In addition, 3M enters into foreign currency forward contracts and commodity price swaps to offset, in part, the impacts of certain intercompany activities (primarily associated with intercompany licensing arrangements) and fluctuations in costs associated with the use of certain precious metals, respectively.  These derivative instruments are not designated in hedging relationships; therefore, fair value gains and losses on these contracts are recorded in earnings.  The dollar equivalent gross notional amount of these forward, option and swap contracts not designated as hedging instruments totaled $732 million as of March 31, 2009.  The Company does not hold or issue derivative financial instruments for trading purposes.

The location in the consolidated statements of income and amounts of gains and losses related to derivative instruments not designated as hedging instruments are as follows:

Three months ended Mar. 31, 2009	Gain (Loss) on Derivative
(Millions)	Recognized in Income
Derivatives Not Designated as Hedging Instruments	Location	Amount
Foreign currency forward/option contracts	Cost of sales	$13
Commodity price swap contracts	Cost of sales	(1)
Total		$12

Location and Fair Value Amount of Derivative Instruments

The following table summarizes the fair value of 3M’s derivative instruments, excluding nonderivative instruments used as hedging instruments, and their location in the consolidated balance sheet.

March 31, 2009
(Millions)	Assets		Liabilities
Fair Value of Derivative Instruments	Location	Amount	Location	Amount

Derivatives designated as hedging instruments
Foreign currency forward/option contracts	Other current assets	$132	Other current liabilities	$77
Commodity price swap contracts	Other current assets	1	Other current liabilities	22
Interest rate swap contracts	Other current assets	6	Other current liabilities	—
Interest rate swap contracts	Other assets	53	Other liabilities	—
Cross currency swap contracts	Other current assets	—	Other current liabilities	62
Total derivatives designated as hedging instruments		$192		$161

Derivatives not designated as hedging instruments
Foreign currency forward/option contracts	Other current assets	$16	Other current liabilities	$1
Commodity price swap contracts	Other current assets	—	Other current liabilities	—
Total derivatives not designated as hedging instruments		$16		$1

Total derivative instruments		$208		$162

Additional information with respect to the fair value of derivative instruments is included in Note 10.

Currency Effects and Credit Risk

Currency Effects: 3M estimates that year-on-year currency effects, including hedging impacts, decreased net income attributable to 3M by approximately $20 million for the for the three months ended March 31, 2009 and increased net income attributable to 3M by approximately $50 million for the three months ended March 31, 2008. This estimate includes the effect of translating profits from local currencies into U.S. dollars; the impact of currency fluctuations on the transfer of goods between 3M operations in the United States and abroad; and transaction gains and losses, including derivative instruments designed to reduce foreign currency exchange rate risks and the negative impact of swapping Venezuelan bolivars into U.S. dollars. However, this estimate does not reflect the higher commodity prices 3M is currently experiencing related to dollar-denominated commodities, which would mute this impact somewhat. 3M estimates that year-on-year derivative and other transaction gains and losses increased net income attributable to 3M by approximately $65 million for the three months ended March 31, 2009 and decreased net income attributable to 3M by approximately $15 million for the three months ended March 31, 2008.

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

NOTE 10.  Fair Value Measurements

As discussed in Note 1, 3M adopted SFAS No. 157, “Fair Value Measurements” (as amended by associated FSP’s), prospectively effective January 1, 2008, with respect to fair value measurements of (a) nonfinancial assets and liabilities that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis (at least annually) and (b) all financial assets and liabilities. 3M adopted the remaining aspects of SFAS No. 157 relative to nonfinancial assets and liabilities that are measured at fair value, but are recognized and disclosed at fair value on a nonrecurring basis, prospectively effective January 1, 2009.

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis:

At 3M, effective January 1, 2008, fair value under SFAS No. 157 (as impacted by FSP Nos. 157-1 and 157-2) principally applied to financial asset and liabilities such as available-for-sale marketable securities, available-for-sale investments (included as part of investments in the Consolidated Balance Sheet) and certain derivative instruments. Derivatives include cash flow hedges, interest rate swaps and most net investment hedges. These items were previously and will continue to be marked-to-market at each reporting period; however, the definition of fair value used for these mark-to-markets is now applied using SFAS No. 157. The information in the following paragraphs and tables primarily addresses matters relative to these financial assets and liabilities. The information incorporates guidance of FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active,” which was effective for 3M beginning with the quarter ended September 30, 2008. Separately, there were no material fair value measurements with respect to nonfinancial assets or liabilities that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis subsequent to the effective date of SFAS No. 157 (as impacted by associated FSP’s).

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

Available-for-sale marketable securities — auction rate securities only:

As discussed in Note 7, auction rate securities held by 3M failed to auction since the second half of 2007. As a result, investments in auction rate securities are valued utilizing broker-dealer valuation models and third-party indicative bid levels in markets that are not active. 3M classifies these securities as level 3.

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

3M has determined that foreign currency forwards and commodity price swaps will be considered level 1 measurements as these are traded in active markets which have identical asset or liabilities, while currency swaps, foreign currency options, interest rate swaps and cross-currency swaps will be considered level 2. For level 2 derivatives, 3M uses inputs other than quoted prices that are observable for the asset. These inputs include foreign currency exchange rates, volatilities, and interest rates. The level 2 derivative positions are primarily valued using standard calculations/models that use as their basis readily observable market parameters. Industry standard data providers are 3M’s primary source for forward and spot rate information for both interest rates and currency rates, with resulting valuations periodically validated through third-party or counterparty quotes and a net present value stream of cash flows model.

The following table provides information by level for assets and liabilities that are measured at fair value, as defined by SFAS No. 157, on a recurring basis.

(Millions)	Fair Value at Mar. 31,	Fair Value Measurements Using Inputs Considered as
Description	2009	Level 1	Level 2	Level 3
Assets:
Available-for-sale:
Marketable securities - except auction rate securities	$500	$53	$447	$—
Marketable securities - auction rate securities only	—	—	—	—
Investments	5	5	—	—
Derivative instruments - assets	208	149	59	—

Liabilities:
Derivative instruments - liabilities	162	101	61	—

(Millions)	Fair Value at Dec. 31,	Fair Value Measurements Using Inputs Considered as
Description	2008	Level 1	Level 2	Level 3
Assets:
Available-for-sale:
Marketable securities - except auction rate securities	$724	$14	$710	$—
Marketable securities - auction rate securities only	1	—	—	1
Investments	5	5	—	—
Derivative instruments - assets	279	221	58	—

Liabilities:
Derivative instruments - liabilities	212	99	113	—

The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3).

(Millions)	Three months	Three months
Marketable securities - auction rate	ended	ended
securities only	Mar. 31, 2009	Mar. 31, 2008
Beginning balance	$1	$16
Total gains or losses:
Included in earnings	—	(1)
Included in other comprehensive income	(1)	(4)
Purchases, issuances, and settlements	—	—
Transfers in and/or out of Level 3	—	—
Ending balance (March 31)	$—	11

Additional losses included in earnings due to reclassifications from other comprehensive income for securities still held at March 31	$—	—

In addition, the plan assets of 3M’s pension and postretirement benefit plans are measured at fair value on a recurring basis (at least annually).

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis:

Disclosures for nonfinancial assets and liabilities that are measured at fair value, but are recognized and disclosed at fair value on a nonrecurring basis, are required prospectively beginning January 1, 2009. During the three months ended March 31, 2009, such measurements of fair value related primarily to the nonfinancial assets and liabilities with respect to the business combinations in 2009 as discussed in Note 2 and the portion of 2009 restructuring actions related to fixed asset impairments as discussed in Note 4. For the three months ended March 31, 2009, the net identifiable tangible and intangible assets and liabilities (excluding goodwill) for business combinations totaled approximately $7 million. For business combinations, 3M uses inputs other than quoted prices that are observable, such as interest rates, cost of capital, and market comparable royalty rates, which are applied to income and market valuation approaches. 3M considers these level 2 inputs. For the three months ended March 31, 2009, fixed asset impairments totaled approximately $6 million pre-tax, with the complete carrying amount written off and included in operating income results. 3M considers these level 2 inputs. Refer to Note 1 (“Property, plant and equipment”) in 3M’s 2008 Annual Report on Form 10-K for further discussion of accounting policies related to fixed asset impairments.

The following table provides information by level for nonfinancial assets and liabilities that were measured at fair value during the first quarter of 2009, as defined by SFAS No. 157, on a nonrecurring basis.

(Millions)		Fair Value Measurements Using
	Fair value	Quoted Prices In Active	Significant
Description	Three-months ended Mar. 31, 2009	Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Long-lived assets held and used	$—	$—	$—	$—	$(6)
Business combinations	7	—	7	—	—
Total					$(6)

NOTE 11.  Commitments and Contingencies

Legal Proceedings:

The Company and some of its subsidiaries are involved in numerous claims and lawsuits, principally in the United States, and regulatory proceedings worldwide. These include various products liability (involving products that the Company now or formerly manufactured and sold), intellectual property, and commercial claims and lawsuits, including those brought under the antitrust laws, and environmental proceedings. The following sections first describe the significant legal proceedings in which the Company is involved, and then describe the liabilities and associated insurance receivables the Company has accrued relating to its significant legal proceedings. Unless otherwise stated, the Company is vigorously defending all such litigation. Additional information can be found in Note 14 “Commitments and Contingencies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, including information about the Company’s process for establishing and disclosing accruals and insurance receivables.

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

In May 2008, the Company and the individual defendants agreed to settle the litigation without admitting any liability or wrongdoing of any kind. The settlement agreement, which is subject to court approval, calls for the Compensation Committee of the Company’s Board of Directors to adopt a resolution formally stating its interpretation of certain aspects of the Plan, and the Company to issue a press release to the same effect, and to pay up to $600,000 in attorney’s fees to the plaintiff’s counsel. On December 30, 2008, the Court issued an order preliminarily approving the settlement agreement.  As a result, the Company notified all stockholders of the proposed settlement and its terms and their right to object to the terms of the settlement.  The Court also scheduled a final hearing for May 21, 2009 for the purpose of finally determining whether the proposed settlement agreement is fair, reasonable and adequate. The settlement will be consummated after a final order approving the settlement.

French Competition Council Investigation

On December 4, 2008, the Company’s subsidiary in France received a Statement of Objections from the French Competition Council alleging an abuse of a dominant position regarding the supply of retro-reflective films for vertical signing applications in France and of participation in a concerted practice with the major French manufacturers of vertical signs. The Statement of Objections is an intermediate stage in the proceedings and no final determination regarding an infringement of French competition rules has been made. 3M has filed its response denying that the Statement of Objections states a valid claim against 3M. It is difficult to predict the final outcome of the investigation at this time.

Respirator Mask/Asbestos Litigation

As of March 31, 2009, the Company is a named defendant, with multiple co-defendants, in numerous lawsuits in various courts that purport to represent approximately 2,680 individual claimants, similar to the number of individual claimants with actions pending at December 31, 2008.

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

As of March 31, 2009, Aearo and/or other companies that previously owned and operated Aearo’s respirator business (American Optical Corporation, Warner-Lambert LLC, AO Corp. and Cabot Corporation (“Cabot”)) are named defendants, with multiple co-defendants, including the Company, in numerous lawsuits in various courts in which plaintiffs allege use of mask and respirator products and seek damages from Aearo and other defendants for alleged personal injury from workplace exposures to asbestos, silica-related, or other occupational dusts found in products manufactured by other defendants or generally in the workplace.

As of March 31, 2009, the Company, through its Aearo subsidiary, has recorded $35 million as an estimate of the probable liabilities for product liabilities and defense costs related to current and future Aearo-related asbestos and silica-related claims. Responsibility for legal costs, as well as for settlements and judgments, is currently shared in an informal arrangement among Aearo, Cabot, American Optical Corporation and a subsidiary of Warner Lambert and their insurers (the “Payor Group”). Liability is allocated among the parties based on the number of years each company sold respiratory products under the “AO Safety” brand and/or owned the AO Safety Division of American Optical Corporation and the alleged years of exposure of the individual plaintiff. Aearo’s share of the contingent liability is further limited by an agreement entered into between Aearo and Cabot on July 11, 1995. This agreement provides that, so long as Aearo pays to Cabot an annual fee of $400,000, Cabot will retain responsibility and liability for, and indemnify Aearo against, asbestos and silica-related product liability claims for respirators manufactured prior to July 11, 1995. Because the date of manufacture for a particular respirator allegedly used in the past is often difficult to determine, Aearo and Cabot have applied the agreement to claims arising out of the use of respirators while exposed to asbestos or silica or products containing asbestos or silica prior to January 1, 1997. With these arrangements in place, Aearo’s potential liability is limited to exposures alleged to have arisen from the use of respirators while exposed to asbestos, silica or other occupational dusts on or after January 1, 1997.

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

Employment Litigation

As previously reported, one current and one former employee of the Company filed a purported class action in the District Court of Ramsey County, Minnesota, in December 2004, seeking to represent a class of all current and certain former salaried employees employed by the Company in Minnesota below a certain salary grade who were age 46 or older at any time during the applicable period to be determined by the Court (the “Whitaker” lawsuit). The complaint alleges the plaintiffs suffered various forms of employment discrimination on the basis of age in violation of the Minnesota Human Rights Act and seeks injunctive relief, unspecified compensatory damages (which they seek to treble under the statute), including back and front pay, punitive damages (limited by statute to $8,500 per claimant) and attorneys’ fees. In January 2006, the plaintiffs filed a motion to join four additional named plaintiffs. This motion was unopposed by the Company and the four plaintiffs were joined in the case, although one claim has been dismissed following an individual settlement. The class certification hearing was held in December 2007. On April 11, 2008, the Court granted the plaintiffs’ motion to certify the case as a class action and defined the class as all persons who were 46 or older when employed by 3M in Minnesota in a salaried exempt position below a certain salary grade at any time on or after May 10, 2003, and who did not sign a document on their last day of employment purporting to release claims arising out of their employment with 3M.  On June 25, 2008, the Minnesota Court of Appeals granted the Company’s petition for interlocutory review of the District Court’s decision granting class certification in the case. On April 28, 2009, the Court of Appeals issued its decision, reversing the District Court’s class certification decision. The Court of Appeals found that the District Court had not required plaintiffs to meet the proper legal standards for certification of a class under Minnesota law and had deferred resolving certain factual disputes that were relevant to the class certification requirements. The Court of Appeals remanded the case to the District Court for further proceedings in line with the evidentiary standards defined in its opinion. No trial date or calendar of pretrial proceedings has been set at this time.

A similar age discrimination lawsuit by a single former employee was filed in the District Court of Ramsey County, Minnesota. As in the Whitaker lawsuit, the plaintiff claims he was subject to age discrimination in violation of the Minnesota Human Rights Act (“MHRA”). He is also claiming he experienced gender discrimination in violation of the MHRA. The plaintiff seeks unspecified monetary damages, including an award equal to three times his lost salary and benefits, damages for emotional and mental distress, punitive damages (limited by statute to $8,500) and attorneys’ fees. He also seeks injunctive relief. This lawsuit was finally resolved by an individual settlement in February 2009.

In addition, three former employees filed age discrimination charges against the Company with the U.S. Equal Employment Opportunity Commission and the pertinent state agencies in Minnesota, Texas and California during 2005. Such filings include allegations that the release of claims signed by certain former employees in the purported class defined in the charges is invalid for various reasons and assert age discrimination claims on behalf of certain current and former salaried employees in states other than Minnesota and New Jersey. In 2006, one current employee filed an age discrimination charge against the Company with the U.S. Equal Employment Opportunity Commission and the pertinent state agency in Missouri, asserting claims on behalf of a class of all current and certain former salaried employees who worked in Missouri and other states other than Minnesota and New Jersey. In 2007, a former employee filed an age discrimination charge against the Company with the U.S. Equal Employment Opportunity Commission and the pertinent state agency in California, asserting claims on behalf of a class of all current and certain former salaried employees who worked in California. In January 2009, two former employees filed age discrimination charges against the Company with the U.S. Equal Employment Opportunity Commission and the pertinent state agency in Minnesota.  The filings include allegations that the release of claims signed by certain former employees in the purported class defined in the charges is invalid for various reasons and assert age discrimination claims on behalf of certain current and former salaried employees in states other than Minnesota. The same law firm represents the plaintiffs in the Whitaker lawsuit as well as the claimants in each of these EEOC proceedings.

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

In late 2008 and early 2009, the EPA implemented testing of private wells and soils at certain agricultural sites in Alabama where sewage sludge was applied from a local wastewater treatment plant that received wastewater from numerous industrial sources. The EPA also tested public drinking water in Lawrence and Morgan Counties and concluded that the levels of PFOA and PFOS are lower than 0.04 part per billion (ppb). The EPA currently believes that these levels are not of concern and is working with local industry to continue testing private wells in the area. The EPA also issued provisional health advisory values (above which action should be taken to reduce exposure to these compounds in drinking water) for PFOA of 0.4 ppb and PFOS of 0.2 ppb.

As previously reported, the Minnesota Department of Health (“MDH”) detected low levels of another perfluoronated compound called perfluorobutanoic acid (PFBA) in municipal wells (and in private wells as announced by the MDH in June 2007) in six nearby communities (Woodbury, Cottage Grove, Newport, St. Paul Park, South St. Paul, and Hastings, all communities located southeast of St. Paul), some of which slightly exceeded the MDH’s interim advisory level for PFBA of 1 ppb. In February 2008, the MDH established a health-based value (HBV) for PFBA of 7 ppb based on a clearer understanding of PFBA through the results of three major studies and sampling more than 1,000 private wells.  An HBV is the amount of a chemical in drinking water considered by the MDH staff to be safe for people to drink for a lifetime. As a result of this new HBV for PFBA, well advisories will no longer be required for certain wells in the Minnesota communities of Lake Elmo, Oakdale and Cottage Grove.  Residents in the affected communities where the levels of PFBA in private wells exceed the HBV either have been provided water treatment systems or connected to a city water system.  As part of legislation passed during the 2007 Minnesota legislative session directing the MDH to develop and implement a statewide Environmental Health Tracking and Biomonitoring program, the MDH announced in July 2008 that it will measure the amount of PFCs in the blood of 200 adults who live in the Minnesota communities of Oakdale, Lake Elmo and Cottage Grove.

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

In February 2009, a resident of Franklin County, Alabama, filed a purported class action lawsuit in the Circuit Court of Franklin County seeking compensatory damages and injunctive relief based on the application by the Decatur wastewater treatment plant of municipal sewage sludge to farmland and grasslands in the state that allegedly contain PFOA, PFOS and other perfluorochemicals. The named defendants in the case include 3M, Dyneon LLC, Daikin America, Inc., Synagro-WWT, Inc., Synagro South, LLC and Biological Processors of America. The named plaintiff seeks to represent a class of all persons within the State of Alabama, Inc. who, within the past six years, have had PFOA, PFOS and other perfluorochemicals released or dumped onto their property by the defendants.

As previously reported, two residents of Washington County, Minnesota, filed in October 2004 a purported class action in the District Court of Washington County on behalf of Washington County residents who have allegedly suffered personal injuries and property damage from alleged emissions from the former perfluorooctanyl production facility at Cottage Grove, Minnesota, and from historic waste disposal sites in the vicinity of that facility. After the District Court granted the Company’s motion to dismiss the claims for medical monitoring and public nuisance in April 2005, the plaintiffs filed an amended complaint adding additional allegations involving other perfluorinated compounds manufactured by the

Company, alleging additional legal theories in support of their claims, adding four plaintiffs, and seeking relief based on alleged contamination of the City of Oakdale municipal water supply and certain private wells in the vicinity of Lake Elmo, Minnesota. In April 2006, the plaintiffs filed a second amended complaint adding two additional plaintiffs. The two original plaintiffs thereafter dismissed their claims against the Company. On June 19, 2007 the Court denied the plaintiffs’ motion to certify the litigation as a class action. Thereafter, two of the remaining named plaintiffs voluntarily dismissed their claims.  In December 2008 and January 2009 the Court granted the Company’s summary judgment motions dismissing all of the plaintiffs’ claims under the Minnesota Environmental Response and Liability Act and all claims for personal injury and emotional distress, but allowed the plaintiffs to add a claim for punitive damages with respect to their property damage claims. In March 2009, the Court granted the Company’s summary judgment motions seeking dismissal of the plaintiffs’ private nuisance and trespass to blood claims, but denied the Company’s summary judgment motion with respect to the plaintiffs’ negligence and trespass to soil and water claims, and denied the Company’s motion to dismiss the plaintiffs’ claim for punitive damages. Subsequent rulings by the Court in April 2009 have limited the plaintiffs to property damage claims based on negligence and trespass, and punitive damages if plaintiffs prove their trespass claim. Trial is scheduled to begin on May 4, 2009.

Accrued Liabilities and Insurance Receivables Related to Legal Proceedings

The following table shows the major categories of on-going litigation, environmental remediation and other environmental liabilities for which the Company has been able to estimate its probable liability and for which the Company has taken reserves and the related insurance receivables:

Liability and Receivable Balances	Mar. 31	Dec. 31
(Millions)	2009	2008

Breast implant liabilities	$3	$5
Breast implant insurance receivables	6	6

Respirator mask/asbestos liabilities	$133	$140
Respirator mask/asbestos insurance receivables	180	193

Environmental remediation liabilities	$31	$31
Environmental remediation insurance receivables	15	15

Other environmental liabilities	$134	$137

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

On January 5, 2007 the Company was served with a declaratory judgment action filed on behalf of two of its insurers (Continental Casualty and Continental Insurance Co. — both part of the Continental Casualty Group) disclaiming coverage for respirator mask/asbestos claims. These insurers represent approximately $14 million of the $180 million insurance recovery receivable referenced in the above table. The action seeks declaratory judgment regarding the allocation of covered costs among the policies issued by the various insurers. It was filed in Hennepin County, Minnesota and names, in addition to the Company, over 60 of the Company’s insurers. This action is similar in nature to an action filed in 1994 with respect to breast implant coverage, which ultimately resulted in the Minnesota Supreme Court’s ruling of 2003 that was largely in the Company’s favor.  At the Company’s request, the case was transferred to Ramsey County, over the objections of the insurers.  The Minnesota Supreme Court heard oral argument of the insurers’ appeal of that decision in March 2008 and ruled in May 2008 that the proper venue of that case is Ramsey County. The case has been assigned to a judge in Ramsey County District Court.  The plaintiff insurers have served an amended complaint that names some additional insurers and deletes others.  The case remains in its early stages.

As a result of settlements reached with its insurers, the Company was paid $13 million in the first quarter of 2009 and the Company currently has an agreement in place to receive another $5 million in payments in the second quarter of 2009 in connection with the respirator mask/asbestos receivable.

NOTE 12. Stock-Based Compensation

In 2009, 3M changed its annual stock option and restricted stock unit grant date to more closely align the award with the timing of the Company’s performance review process. In 2009 and forward, under the annual grant, 3M will grant shares in February instead of May as in previous years. Accounting rules require recognition of expense under a non-substantive vesting period approach, requiring compensation expense recognition when an employee is eligible to retire. 3M employees in the United States are eligible to retire at age 55 and after having completed five years of service. Approximately 25 percent of the stock-based compensation award expense dollars are for this retiree-eligible population. Therefore, in 2009 the retiree-eligible impact shifted stock-based compensation expense to the first quarter, whereas in 2008 and prior this impact was recognized in the second quarter (because of the May grant date).

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

	Three months ended
	March 31
(Millions, except per share amounts)	2009	2008
Cost of sales	$15	$9
Selling, general and administrative expenses	53	26
Research, development and related expenses	15	8

Operating Income (Loss)	$(83)	$(43)

Income tax benefits	$28	$17

Net Income (Loss) attributable to 3M	$(55)	$(26)

Earnings per share impact attributable to 3M common shareholders - diluted	$(0.08)	$(0.04)

In May 2008, shareholders approved 35 million shares for issuance under the “3M 2008 Long-Term Incentive Plan”, which replaced and succeeded the 2005 Management Stock Ownership Program (MSOP), the 3M Performance Unit Plan, and the 1992 Directors Stock Ownership Program. Shares under this plan may be issued in the form of Incentive Stock Options, Nonqualified Stock Options, Progressive Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Other Stock Awards, and Performance Units and Performance Shares. Awards denominated in shares of common stock other than options and Stock Appreciation Rights, per the 2008 Plan, will be counted against the 35 million share limit as 3.38 shares for every one share covered by such award. The remaining total shares available for grant under the 2008 Long Term Incentive Plan Program are 14,879,618 as of March 31, 2009. In 2008 and prior, the Company issued options to eligible employees annually in May using the closing stock price on the grant date, which was the date of the Annual Stockholders’ Meeting. In addition to these annual grants, the Company makes other minor grants of stock options, restricted stock units and other stock-based grants. The Company issues cash settled Restricted Stock Units and Stock Appreciation Rights in certain countries. These grants do not result in the issuance of Common Stock and are considered immaterial by the Company.

The following table summarizes stock option activity during the three months ended March 31, 2009:

			Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic Value
Stock Options	Options	Price*	Life* (months)	(millions)
Under option -
January 1	75,452,722	$71.96
Granted
Annual	6,649,672	53.93
Progressive (Reload)	238	42.84
Exercised	(224,643)	47.14
Canceled	(231,173)	78.51
March 31	81,646,816	$70.54	63	$36
Options exercisable
March 31	62,985,507	$70.08	50	$35

*                 Weighted average

As of March 31, 2009, there was $113 million of compensation expense that has yet to be recognized related to non-vested stock option based awards. This expense is expected to be recognized over the remaining vesting period with a weighted-average life of 2.2 years. The total intrinsic values of stock options exercised during the three-month periods ended March 31, 2009 and 2008, was $1 million and $25 million, respectively. Cash received from options exercised was $11 million and $45 million for the three months ended March 31, 2009 and 2008, respectively. The Company’s actual tax benefits realized for the tax deductions related to the exercise of employee stock options were $1 million and $7 million for the three months ended March 31, 2009 and 2008, respectively. Capitalized stock-based compensation amounts were not material at March 31, 2009.

For the 2009 annual stock option grant, the weighted average fair value at the date of grant was calculated using the Black-Scholes option-pricing model and the assumptions that follow.

Annual
Stock Option Assumptions	2009
Exercise price	$54.11
Risk-free interest rate	2.2%
Dividend yield	2.3%
Expected volatility	30.3%
Expected life (months)	71
Black-Scholes fair value	$13.00

Expected volatility is a statistical measure of the amount by which a stock price is expected to fluctuate during a period. For the 2009 annual grant date, the Company estimated the expected volatility based upon the average of the most recent one year volatility, the median of the term of the expected life rolling volatility, the median of the most recent term of the expected life volatility of 3M stock, and the implied volatility on the grant date. The expected term assumption is based on the weighted average of historical grants.

Restricted stock unit grants generally vest at the end of three years. The one-time “buyout” restricted stock unit grant in 2007 vests at the end of five years. The following table summarizes restricted stock and restricted stock unit activity during the three months ended March 31, 2009:

Restricted Stock and Restricted Stock Units	Number of Awards	Grant Date Fair Value*
Nonvested balance -
As of January 1	2,957,538	$77.41
Granted
Annual	1,151,093	53.89
Other	498,105	53.98
Vested	(53,686)	63.29
Forfeited	(57,699)	74.86
As of March 31	4,495,351	$68.99

*                 Weighted average

As of March 31, 2009, there was $159 million of compensation expense that has yet to be recognized related to non-vested restricted stock and restricted stock units. This expense is expected to be recognized over the remaining vesting period with a weighted-average life of 2.3 years. The total fair value of restricted stock and restricted stock units that vested during the three-month period ended March 31, 2009 was $3 million and for the three-month period ended March 31, 2008 was not material.

Restricted stock units granted under the “3M 2008 Long-Term Incentive Plan” vest three years following the grant date assuming continued employment. Beginning in 2009, dividend equivalents equal to the dividends payable on the same number of shares of 3M common stock accrue on these restricted stock units during the vesting period, although no dividend equivalents are paid on any of these restricted stock units that are forfeited prior to the vesting date. Since the rights to dividends are forfeitable, there is no impact on basic earnings per share calculations. Weighted average restricted stock unit shares outstanding are included in the computation of diluted earnings per share.

In addition, the Company issues cash settled Restricted Stock Units and Stock Appreciation Rights in certain countries. These grants do not result in the issuance of Common Stock and are considered immaterial by the Company.

NOTE 13. Business Segments

Effective in the first quarter of 2009, 3M made certain changes to its business segments in its continuing effort to drive growth by aligning businesses around markets and customers. The most significant of these changes are summarized as follows:

•                  Certain 3M window films, such as 3M™ Scotchtint™ Window Film for buildings and 3M™ Ultra Safety and Security Window Film for property and personal protection during destructive weather conditions, were previously part of the Building and Commercial Services Division within the Safety, Security and Protection Services business segment. These window films were transferred to the newly created Renewable Energy Division, which is part of the Industrial and Transportation business segment. The Renewable Energy Division consists of current 3M solar energy creation and management products and solutions, as well as products focused on the renewable energy markets. Renewable Energy’s portfolio includes various 3M products for solar energy production and solar energy management (such as window films) and also includes responsibility for wind, geothermal and biofuel oriented products. The preceding product moves resulted in an increase in net sales for total year 2008 of $152 million for Industrial and Transportation, which was offset by a corresponding decrease in net sales for Safety, Security and Protection Services.

•                  3M acquired Aearo Holding Corp., the parent company of Aearo Technologies Inc. (hereafter referred to as Aearo), in April 2008. Aearo manufactures and sells personal protection and energy absorbing products through both the Industrial and Consumer retail channels. The consumer retail portion of Aearo’s business manufactures and markets personal safety products, including safety glasses and hearing protectors, among other products, to the do-it-yourself consumer retail markets. The do-it-yourself retail market portion of 3M’s Aearo business (previously in the Occupational Health and Environmental Safety Division within the Safety, Security and Protection Services business segment) was transferred to the Construction and Home Improvement Division within the Consumer and Office business segment. The preceding product moves resulted in an increase in net sales for total year 2008 of $49 million for Consumer and Office, which was offset by a corresponding decrease in net sales for Safety, Security and Protection Services.

Also, during the first quarter of 2009, 3M changed its segment reporting measures to include dual credit to business segments for certain U.S. sales and related operating income. Management now evaluates each of its six operating business segments based on net sales and operating income performance, including dual credit U.S. reporting. This change was made to further incentivize U.S. sales growth. As a result, 3M now provides additional (“dual”) credit to those business segments selling products in the U.S. to an external customer when that segment is not the primary seller of the product. For example, certain respirators are primarily sold by the Occupational Health and Environmental Safety Division within the Safety, Security and Protection Services business segment; however, the Industrial and Transportation business segment also sells this product to certain customers in its U.S. markets. In this example, the non-primary selling segment (Industrial and Transportation) would also receive credit for the associated net sales it initiated and the related approximate operating income. The assigned operating income related to dual credit activity may differ from operating income that would result from actual costs associated with such sales. The offset to the dual credit business segment reporting is reflected as a reconciling item entitled “Elimination of Dual Credit,” such that sales and operating income for the U.S. in total are unchanged.

3M’s businesses are organized, managed and internally grouped into segments based on differences in products, technologies and services. 3M continues to manage its operations in six operating business segments: Industrial and Transportation; Health Care; Consumer and Office; Safety, Security and Protection Services; Display and Graphics; and Electro and Communications. 3M’s six business segments bring together common or related 3M technologies, enhancing the development of innovative products and services and providing for efficient sharing of business resources. These segments have worldwide responsibility for virtually all 3M product lines. 3M is not dependent on any single product/service or market. Transactions among reportable segments are recorded at cost. 3M is an integrated enterprise characterized by substantial intersegment cooperation, cost allocations and inventory transfers. Therefore, management does not represent that these segments, if operated independently, would report the operating income information shown.

The financial information presented herein reflects the impact of all of the preceding segment structure changes for all periods presented.

Business Segment Information	Three months ended
	March 31
(Millions)	2009	2008

Net Sales
Industrial and Transportation	$1,581	$2,182
Health Care	997	1,080
Consumer and Office	795	855
Safety, Security and Protection Services	694	821
Display and Graphics	611	875
Electro and Communications	480	735
Corporate and Unallocated	4	6
Elimination of Dual Credit	(73)	(91)
Total Company	$5,089	$6,463

Operating Income
Industrial and Transportation	$174	$492
Health Care	307	322
Consumer and Office	165	170
Safety, Security and Protection Services	125	196
Display and Graphics	60	188
Electro and Communications	21	149
Corporate and Unallocated	(33)	4
Elimination of Dual Credit	(16)	(20)
Total Company	$803	$1,501

For the three months ended March 31, 2009, results included pre tax charges of $67 million related to restructuring actions. Refer to Note 4 (Restructuring Actions and Exit Activities) for more detail. Corporate and unallocated operating income includes a variety of miscellaneous items, such as corporate investment gains and losses, certain derivative gains and losses, insurance-related gains and losses, certain litigation and environmental expenses, corporate restructuring charges and certain under- or over-absorbed costs (e.g. pension) that the Company may choose not to allocate directly to its business segments. Because this category includes a variety of miscellaneous items, it is subject to fluctuation on a quarterly and annual basis.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of 3M Company:

We have reviewed the accompanying consolidated balance sheet of 3M Company and its subsidiaries as of March 31, 2009 and the related consolidated statements of income and of cash flows for each of the three-month periods ended March 31, 2009 and 2008. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2008, and the related consolidated statements of income, of changes in stockholders’ equity and comprehensive income, and of cash flows for the year then ended (not presented herein), and in our report dated February 10, 2009, we expressed an unqualified opinion on those consolidated financial statements.  As discussed in Note 1 to the accompanying consolidated financial statements, the Company changed its method of accounting for noncontrolling interests in consolidated subsidiaries and certain convertible debt instruments.  The accompanying December 31, 2008 consolidated balance sheet reflects these changes.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Minneapolis, Minnesota

April 29, 2009

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to provide a reader of 3M’s financial statements with a narrative from the perspective of management. 3M’s MD&A is presented in five sections:

•                  Overview

•                  Results of Operations

•                  Performance by Business Segment

•                  Financial Condition and Liquidity

•                  Forward-Looking Statements

OVERVIEW

3M is a diversified global manufacturer, technology innovator and marketer of a wide variety of products and services. 3M manages its operations in six operating business segments: Industrial and Transportation, Health Care, Consumer and Office, Safety, Security and Protection Services, Display and Graphics and Electro and Communications. As discussed in Note 13 to the Consolidated Financial Statements, effective in the first quarter of 2009, 3M made certain changes to its business segments. The financial information presented herein reflects the impact of these business segment changes for all periods presented.

3M experienced a challenging first quarter as the global economic slowdown dramatically affected its businesses.  Substantial end-market declines and continued inventory takedowns in major industries, including automotive, consumer electronics and general industrial manufacturing, resulted in significantly lower sales and income.  Accordingly, 3M aggressively reduced its cost structure, lowered manufacturing output and intensified its attention to operational improvement. The combination of these actions drove strong operating income margins. First-quarter sales totaled $5.1 billion, a decrease of 21.3 percent from the first quarter of 2008. Net income attributable to 3M was $518 million, or $0.74 per diluted share, versus $988 million, or $1.38 per diluted share in the corresponding period last year. The first quarter of 2009 included restructuring actions that reduced net income attributable to 3M by $45 million, or $0.07 per diluted share. These first quarter 2009 restructuring actions are expected to save 3M approximately $40 million in 2009, with estimated annualized savings of approximately $70 million. Refer to “2009 special items” at the end of this overview section for more detail.

The following table summarizes sales and operating income results by business segment.

	Three months ended March 31
	2009		2008		% change
	Net	Oper.	Net	Oper.	Net	Oper.
(Millions)	Sales	Income	Sales	Income	Sales	Income

Industrial and Transportation	$1,581	$174	$2,182	$492	(27.5)%	(64.6)%
Health Care	997	307	1,080	322	(7.7)%	(4.7)%
Consumer and Office	795	165	855	170	(7.1)%	(2.7)%
Safety, Security and Protection Services	694	125	821	196	(15.4)%	(36.3)%
Display and Graphics	611	60	875	188	(30.2)%	(68.3)%
Electro and Communications	480	21	735	149	(34.8)%	(85.7)%
Corporate and Unallocated	4	(33)	6	4
Elimination of Dual Credit	(73)	(16)	(91)	(20)
Total Company	$5,089	$803	$6,463	$1,501	(21.3)%	(46.5)%

First-quarter worldwide sales totaled $5.1 billion, a decrease of 21.3 percent versus last year. Local-currency sales (which includes volume, selling price and acquisition impacts, but excludes divestiture and translation impacts) decreased 13.9 percent, and foreign exchange impacts reduced sales by an additional 7.1 points in the quarter. Local-currency sales increased 1.9 percent in Health Care, but declined in the remaining segments with Consumer and Office down 0.1 percent, Safety, Security and Protection Services down 3.6 percent, Industrial and Transportation down 20.7 percent, Display and Graphics down 26.6 percent and Electro and Communications down 29.8 percent. Refer to the Performance by Business Segment section for a more detailed discussion of the results of the respective segments.

Due to the significant sales decline in the first quarter of 2009, operating income decreased 46.5 percent year-on-year, which included a 4.5 percentage point penalty from the impact of restructuring actions discussed in “2009 special items” below. Operating income margins for the three months ended March 31, 2009 were 15.8 percent, including a 1.3 percentage point penalty related to restructuring actions. 3M generated $695 million of operating cash flows for the three months ended March 31, 2009, a decrease of $302 million compared to the three months ended March 31, 2008. Refer to the section entitled “Cash Flows from Operating Activities” later in the MD&A for a discussion of items impacting cash flows.

In February 2007, 3M’s Board of Directors authorized a two-year share repurchase of up to $7.0 billion for the period from February 12, 2007 to February 28, 2009. In February 2009, 3M’s Board of Directors extended this share repurchase authorization until the remaining amount is fully utilized. As of March 31, 2009, approximately $2.6 billion remained available for repurchase. With the Company’s current emphasis on maintaining ample liquidity and enhancing balance sheet strength, share repurchase activity has been suspended. However, extension of this program will provide flexibility to resume repurchase activity when business conditions permit. In February 2009, 3M’s Board of Directors authorized a dividend increase of 2 percent for 2009, marking the 51st consecutive year of dividend increases for 3M. 3M’s debt to total capital ratio (total capital defined as debt plus equity) at March 31, 2009 was 37 percent, compared to 39 percent at December 31, 2008. A portion of the increase in debt at year-end 2008 was the result of a strategy to build and maintain a cash buffer in the U.S. in the current market environment. In the first quarter of 2009, Standard & Poor’s changed its rating on 3M from an AA credit rating with a stable outlook to an  AA- credit rating with a stable outlook. On May 1, 2009, Moody’s Investors Service changed its rating on 3M from an Aa1 credit rating with a negative outlook to an Aa2 credit rating with a stable outlook. The Company has sufficient access to capital markets to meet currently anticipated growth and acquisition investment funding needs.

In 2009, 3M changed its annual stock option and restricted stock unit grant date to more closely align the award with the timing of the Company’s performance review process. In 2009 and forward, under the annual grant, 3M will grant shares in February instead of May as in previous years. Accounting rules require recognition of expense under a non-substantive vesting period approach, requiring compensation expense recognition when an employee is eligible to retire. 3M employees in the United States are eligible to retire at age 55 and after having completed five years of service. Approximately 25 percent of the stock-based compensation award expense dollars are for this retiree-eligible population. Therefore, in 2006, 2007 and 2008 the second quarter of each year (because of the May grant date) reflected higher stock-based compensation expense than the other quarters. In 2009, the retiree-eligible impact shifted to the first quarter. In addition, the second quarter of 2009 will reflect accelerated stock-based compensation expense related to the earlier February grant date. These and other factors resulted in a first quarter 2009 expense of $0.08 per diluted share for stock-based compensation expense compared to $0.04 in the first quarter of 2008. In the second quarter of 2009 estimated stock-based compensation is estimated at $0.04 per diluted share compared to $0.06 in the second quarter of 2008. Refer to Note 12 for additional discussion of the Company’s stock-based compensation programs.

As discussed in Note 8 (Pension and Postretirement Benefit Plans), in April 2009 3M offered a voluntary early retirement incentive program to certain eligible participants of its U.S. pension plans who meet age and years of pension service requirements. In the second quarter of 2009, 3M also expects some further restructuring actions, principally in Asia and Western Europe.

2009 special items:

In the first quarter of 2009, management approved and committed to undertake certain restructuring activities, which resulted in charges ($67 million pre-tax, $45 million after-tax, or $0.07 per diluted share) due to employee-related liabilities and fixed asset impairments. These items are discussed in more detail in Note 4 (Restructuring Actions and Exit Activities).

RESULTS OF OPERATIONS

Percent change information compares the first three months of 2009 with the same period last year, unless otherwise indicated.

Net Sales:

	Three months ended March 31, 2009
	United States	Europe	Asia-Pacific	Latin America/ Canada	Worldwide
Net sales (millions)	$1,955	$1,346	$1,255	$533	$5,089
% of worldwide sales	38.4%	26.4%	24.7%	10.5%	100%
Components of net sales change:
Volume — organic	(19.6)%	(16.7)%	(24.1)%	(14.4)%	(19.5)%
Price	3.5	1.9	(1.5)%	8.7	2.2
Organic local-currency sales	(16.1)	(14.8)	(25.6)	(5.7)	(17.3)
Acquisitions	4.6	4.5	0.8	2.9	3.4
Local-currency sales	(11.5)	(10.3)	(24.8)	(2.8)	(13.9)
Divestitures	(0.7)	(0.1)	—	(0.1)	(0.3)
Translation	—	(15.4)	(3.6)	(17.5)	(7.1)
Total sales change	(12.2)%	(25.8)%	(28.4)%	(20.4)%	(21.3)%

In the first quarter of 2009, the degree of contraction in sales in some of 3M’s key markets drove a 21.3 percent sales decline. In consumer electronics, global manufacturing output contracted by 20 to 50 percent in the first quarter. In North America,  light vehicle production declined by 50 percent, negatively impacting 3M’s automotive OEM business during the quarter. Combined, electronics and automotive comprise almost 25 percent of 3M’s revenues. In addition, a number of other served industries declined significantly as well.

Organic sales volumes declined 19.5 percent, and the stronger U.S. dollar reduced first-quarter sales by about 7 percent. On the positive side, 3M increased global selling prices by over 2 percent, and acquisitions added over 3 percent to sales. Organic volume declines were most severe in Asia Pacific at 24 percent, driven largely by the contraction in electronics, automotive and basic manufacturing. The bright spot for Asia Pacific was Health Care, which posted nearly 5 percent organic volume growth for the first quarter. U.S. organic volumes declined 19.6 percent, with Health Care and Consumer and Office declining in the range of 4 to 6 percent, while 3M’s more economically sensitive businesses such as Electro and Communications and Industrial and Transportation posted organic volume declines in excess of 30 percent. Organic volumes declined 16.7 percent in Europe and 14.4 percent in the combined Latin America/Canada region.

Operating Expenses:

	Three months ended
	March 31
(Percent of net sales)	2009	2008	Change
Cost of sales	54.5%	51.7%	2.8%
Selling, general and administrative expenses	23.4	19.7	3.7
Research, development and related expenses	6.3	5.4	0.9
Operating income	15.8%	23.2%	(7.4)%

Cost of sales as a percent of net sales increased 2.8 percentage points in the first quarter of 2009 compared to the first quarter of 2008, with declining volumes and inventory reductions playing a significant role. While reducing inventories helped 3M’s cash flow in the first quarter, the declining volumes and inventory reduction increased cost of sales by an estimated 1.5 percentage points. As discussed in Note 4 (Restructuring Actions and Exit Activities), in the first quarter of 2009, 3M recorded $67 million in restructuring charges, of which $17 million was recorded in cost of sales. This negatively impacted cost of sales by 0.4 percentage points. In addition, 3M decided to swap Venezuelan bolivars into U.S. dollars as economic conditions in Venezuela continued to deteriorate, with escalating inflation pressuring the currency. This negatively impacted cost of sales by approximately 0.3 percentage points. 3M expects to initiate similar swaps over the next three quarters of 2009 in order to manage its cash flow risk.

Selling, general and administrative (SG&A) expenses as a percent of net sales increased 3.7 percentage points in the first quarter of 2009 compared to the first quarter of 2008, but in dollars decreased 6.6 percent. As indicated in Note 4, $47 million in restructuring expenses were recorded in SG&A, increasing SG&A as a percent of net sales by 0.9 percentage points. Excluding these restructuring expenses, SG&A in dollars would have decreased approximately 10 percent, driven by reductions in general and administrative expenses.

Research, development and related expenses (R&D) as a percent of net sales increased 0.9 percentage points in the first quarter of 2009 compared to the first quarter of 2008, but in dollars decreased 8.0 percent. As indicated in Note 4, $3 million in restructuring expenses were recorded in R&D in the first quarter of 2009.

Operating Income:

3M uses operating income as one of its primary business segment performance measurement tools. Operating income margins were 15.8 percent of sales in the first quarter of 2009 compared to 23.2 percent of sales in the first quarter of 2008. Restructuring charges of $67 million in the first quarter of 2009 reduced operating income margins by 1.3 percentage points.

Interest Expense and Income:

	Three months ended
	March 31
(Millions)	2009	2008
Interest expense	$55	$55
Interest income	(11)	(30)
Total	$44	$25

Interest expense was flat when compared to the same period last year, with benefits from lower short-term and long-term interest rates and lower average international debt balances offset by higher average U.S. long-term debt balances. Interest income declined due to lower interest rates and lower average cash, cash equivalent and marketable securities balances.

Provision for Income Taxes:

	Three months ended
	March 31
(Percent of pre-tax income)	2009	2008
Effective tax rate	30.1%	31.8%

The tax rate for the first quarter of 2009 was 30.1%, compared to 31.8% in the first quarter of 2008, with the difference due to lower international tax rates, research and development credits enacted for full year 2009, and adjustments to income tax reserves. Refer to Note 6 for further discussion of income taxes.

Noncontrolling Interest:

	Three months ended
	March 31
(Millions)	2009	2008
Noncontrolling Interest	$12	$18

Net income attributable to noncontrolling interest represents the elimination of the income or loss attributable to non-3M ownership interests in 3M consolidated entities. The decrease for the first three months of 2009 compared to the same period last year primarily related to Sumitomo 3M Limited, which is 3M’s most significant consolidated entity with non-3M ownership interests (3M owns 75 percent of Sumitomo 3M Limited).

Currency Effects:

3M estimates that year-on-year currency effects, including hedging impacts, decreased net income attributable to 3M by approximately $20 million for the for the three months ended March 31, 2009 and increased net income attributable to 3M by approximately $50 million for the three months ended March 31, 2008. This estimate includes the effect of translating profits from local currencies into U.S. dollars; the impact of currency fluctuations on the transfer of goods between 3M operations in the United States and abroad; and transaction gains and losses, including derivative instruments designed to reduce foreign currency exchange rate risks and the negative impact of swapping Venezuelan bolivars into U.S. dollars. However, this estimate does not reflect the higher commodity prices 3M is currently experiencing related to dollar-denominated commodities, which would mute this impact somewhat. 3M estimates that year-on-year derivative and other transaction gains and losses increased net income attributable to 3M by approximately $65 million for the three months ended March 31, 2009 and decreased net income attributable to 3M by approximately $15 million for the three months ended March 31, 2008.

New Accounting Pronouncements:

Information regarding new accounting pronouncements is included in Note 1 to the Consolidated Financial Statements.

PERFORMANCE BY BUSINESS SEGMENT

As discussed in Note 13 to the Consolidated Financial Statements, effective in the first quarter of 2009, 3M made certain changes to its business segments. Segment information for all periods presented has been reclassified to reflect the new segment structure.

Information related to 3M’s business segments for the first three months of both 2009 and 2008 is presented in the tables that follow. Organic local-currency sales includes both organic volume impacts plus selling price impacts. Acquisition impacts, a component of local currency sales growth, are measured separately for the first twelve months of the acquisition. The divestiture impact, if any, translation impact and total sales change are also provided for each segment.

Industrial and Transportation Business:

	Three months ended
	March 31
	2009	2008
Sales (millions)	$1,581	$2,182
Sales change analysis:
Organic local currency	(23.5)%	4.9%
Acquisitions	2.8	3.8
Local currency	(20.7)	8.7
Translation	(6.8)	7.3
Total sales change	(27.5)%	16.0%

Operating income (millions)	$174	$492
Percent change	(64.6)%	13.9%
Percent of sales	11.0%	22.6%

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

Industrial and Transportation is managing through significant end-market declines. Three industries in particular — automotive, appliances and electronics — touch about half of Industrial and Transportation’s sales base. These industries have seen 50 percent declines in first quarter North American auto builds, a 25 percent contraction in January production of major appliances, and 20 to 50 percent declines in global electronics. Given this background, Industrial and Transportation sales declined 27.5 percent to $1.581 billion, and operating income margins declined more than 10 percentage points.

Sales in local currencies declined 20.7 percent, including a 2.8 percent benefit from acquisitions. 3M has acquired several companies in the past year that complement its business, including Meguiar’s Inc. in the auto aftermarket space, along with Polyfoam Products Inc. and EMFI S.A./SAPO S.A.S. in the adhesives and sealants area, to name just a few.

Sales in 3M’s automotive OEM-related businesses were down over 40 percent in local currency. The abrasives and industrial adhesives and tapes businesses performed better, with local currency sales declines in the 20 percent range, and on a more positive note, local currency sales declined at only a 6 to 7 percent rate in 3M’s new renewable energy division and in the automotive aftermarket.

Looking at the business geographically, local currency sales declined 4.8 percent in Latin America, 19.5 percent in Europe, 22.5 percent in the United States and 26.2 percent in Asia Pacific. Sales in Japan, in particular, were down 36 percent in local currency.

Industrial and Transportation is aggressively managing through this difficult period, using all the tools available as necessary. This segment announced restructuring actions in the first quarter, along with plant shut-downs, furloughs and mandatory vacation across the operation while the global economy remains difficult. In the first quarter of 2009, the Company recorded charges of $23 million related to restructuring actions, with this charge primarily comprised of employee-related liabilities for severance and benefits.

Health Care Business:

	Three months ended
	March 31
	2009	2008
Sales (millions)	$997	$1,080
Sales change analysis:
Organic local currency	(0.1)%	5.0%
Acquisitions	2.0	0.8
Local currency	1.9	5.8
Divestitures	—	(0.1)
Translation	(9.6)	6.2
Total sales change	(7.7)%	11.9%

Operating income (millions)	$307	$322
Percent change	(4.7)%	N/A
Percent of sales	30.7%	29.8%

The Health Care segment serves markets that include medical clinics and hospitals, pharmaceuticals, dental and orthodontic practitioners, and health information systems. Products and services provided to these and other markets include medical and surgical supplies, skin health and infection prevention products, dental and orthodontic products (oral care), health information systems, and inhalation and transdermal drug delivery systems.

In Health Care, local currency sales increased by 1.9 percent. On an organic basis, selling price increases offset volume declines. Acquisitions added 2 percentage points to sales growth, largely due to recent oral care acquisitions. These included IMTEC Corp., a manufacturer of dental implants and cone beam computed tomography, and TOP-Service, a German orthodontic technology and services company offering a digital lingual solution. Currency impacts reduced Health Care sales by 9.6%, thus total sales declined 8 percent to just under $1 billion.

Local currency sales growth was led by 3M’s oral care business and the core medical business. Health information systems sales were flat year on year. 3M’s drug delivery systems business, which is a leading OEM supplier of components for inhalation and transdermal drug delivery, posted local-currency sales declines. This business segment experienced solid local currency sales growth in all international regions.

Operating margins were a strong 31 percent in Health Care. In the first quarter of 2009, this business segment recorded charges of $4 million related to restructuring actions, with this charge comprised of employee-related liabilities for severance and benefits. The change in timing of stock options grants (discussed in the preceding overview section) also negatively impacted first quarter 2009 results when compared to first quarter 2008. Adjusting for these two items, operating income would have been flat year-on-year.

Consumer and Office Business:

	Three months ended
	March 31
	2009	2008
Sales (millions)	$795	$855
Sales change analysis:
Organic local currency	(3.0)%	(2.7)%
Acquisitions	2.9	0.2
Local currency	(0.1)	(2.5)
Translation	(7.0)	4.9
Total sales change	(7.1)%	2.4%

Operating income (millions)	$165	$170
Percent change	(2.7)%	(6.9)%
Percent of sales	20.7%	19.8%

The Consumer and Office segment serves markets that include consumer retail, office retail, home improvement, building maintenance and other markets. Products in this segment include office supply products, stationery products, construction and home improvement products, home care products, protective material products and consumer health care products.

Consumer and Office turned in a strong performance in the first quarter, despite much lower spending by both retail consumers and commercial customers. While worldwide sales contracted by 7 percent, this was all currency-related. Sales in local currency were flat year-on-year, which included approximately 3 percentage points from acquisitions. In the fourth quarter of 2008, 3M acquired Futuro, a leading supplier of compression supports and hosiery, which complements 3M’s existing consumer retail health care business. In addition, the retail portion of Aearo, a company 3M acquired in April of 2008, was assigned to the Consumer and Office business in January of 2009.

In the United States, sales grew 4.5 percent despite significant declines in foot traffic at most large retailers. Two main factors contributed to this increase. First, the Futuro acquisition and Aearo acquisition (retail portion) provided a 4.5 percentage point benefit. Second, this business segment continued to drive penetration of new and existing products throughout its customer base. An example of this is 3M’s branded Filtrete business, where new products combined with innovative merchandising programs are driving strong sales growth.

In the first quarter of 2009, this business segment recorded charges of $2 million related to restructuring actions, with this charge comprised of employee-related liabilities for severance and benefits. The change in timing of stock option grants (discussed in the preceding overview section) also negatively impacted first quarter 2009 results when compared to first quarter 2008. Adjusting for these two items, operating income would have been flat year-on-year.

Safety, Security and Protection Services Business:

	Three months ended
	March 31
	2009	2008
Sales (millions)	$694	$821
Sales change analysis:
Organic local currency	(14.2)%	4.3%
Acquisitions	10.6	2.0
Local currency	(3.6)	6.3
Divestitures	(2.2)	—
Translation	(9.6)	6.9
Total sales change	(15.4)%	13.2%

Operating income (millions)	$125	$196
Percent change	(36.3)%	13.1%
Percent of sales	18.0%	23.8%

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

Sales in Safety, Security and Protection Services declined 15.4 percent in the first quarter to $694 million. In local currency terms, sales declined 3.6 percent, including benefits from acquisitions that contributed 10.6 percentage points to sales growth. Acquisitions include the April 2008 purchase of Aearo, an Indianapolis-based global manufacturer of personal protection and energy absorbing products. In July 2008, 3M acquired Quest Technologies Inc., a manufacturer of environmental monitoring equipment, including noise, heat stress and vibration monitors.

Double-digit declines in most industrial end-markets drove near-20 percent organic local currency sales declines in personal protection products, which is the largest business within Safety, Security and Protection Services. In the security systems business, which is much less economically cyclical, local currency growth was down just a few percentage points. The 2008 divestiture of the HighJump Software business negatively impacted sales growth by 2.2 percent in the first quarter.

Operating income margins were at 18 percent, a good performance despite the challenging economic environment. Operating income declined 36 percent year-on-year. In the first quarter of 2009, this business segment recorded charges of $4 million related to restructuring actions, with this charge comprised of employee-related liabilities for severance and benefits.

Display and Graphics Business:

	Three months ended
	March 31
	2009	2008
Sales (millions)	$611	$875
Sales change analysis:
Organic local currency	(28.8)%	(9.1)%
Acquisitions	2.2	—
Local currency	(26.6)	(9.1)
Divestitures	—	(0.7)
Translation	(3.6)	3.9
Total sales change	(30.2)%	(5.9)%

Operating income (millions)	$60	$188
Percent change	(68.3)%	(36.6)%
Percent of sales	9.8%	21.5%

The Display and Graphics segment serves markets that include electronic display, traffic safety and commercial graphics. This segment includes optical film solutions for LCD electronic displays; computer screen filters; reflective sheeting for transportation safety; commercial graphics systems; and projection systems, including mobile display technology and visual systems products.

Display and Graphics has seen aggressive inventory adjustments and end-market contractions as a result of both the commoditization of optical films and, of course, the global economic downturn. Sales declined 30 percent in total and 27 percent in local currency compared to last year’s first quarter.

Sales in 3M’s optical systems business declined 44 percent in the quarter, and operating income was down 80 percent, including the impact of restructuring actions. As previously disclosed, optical has transitioned from being a very high-growth business to one that is much more mature. The most significant part of this transition began in the second quarter of 2008; therefore, year-on-year comparisons remained quite difficult in the first quarter. These challenging year-on-year comparisons should begin to subside starting in the second quarter. The year-on-year decline in optical systems reduced the overall sales growth rate for Display and Graphics by approximately 12 percentage points.

Sales in 3M’s commercial graphics business were down 27 percent as customers have cut back on branding, media and advertising plans. On the positive side, sales in traffic safety systems were about flat in local currencies. This business is anticipating some boost in sales this year from the recent Washington stimulus package, a portion of which is expected to be used for highway infrastructure projects.

Operating income declined significantly, with operating income margins of approximately 10 percent, which were negatively impacted by approximately 1 percentage point due to restructuring actions. In the first quarter of 2009, this business segment recorded charges of $6 million related to restructuring actions, primarily related to fixed asset impairments.

Electro and Communications Business:

	Three months ended
	March 31
	2009	2008
Sales (millions)	$480	$735
Sales change analysis:
Organic local currency	(30.4)%	2.3%
Acquisitions	0.6	1.0
Local currency	(29.8)	3.3
Translation	(5.0)	5.8
Total sales change	(34.8)%	9.1%

Operating income (millions)	$21	$149
Percent change	(85.7)%	33.0%
Percent of sales	4.4%	20.2%

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

Electro and Communications experienced significant end-market declines in the first quarter of 2009. About half of the Electro and Communications business segment is linked in some fashion to the global electronics industry, thus the significant declines in this industry were a major factor. Semiconductor shipments, which impact 3M’s carrier tape business, were down approximately 30 percent in the quarter. The remainder of Electro and Communications business is largely tied to infrastructure, including non-residential construction, power transmission and distribution and telecom — all of which are projected to be down more than 20 percent in 2009.

Sales were $480 million in the quarter, down 35 percent year on year. Sales were down 30 percent in local currencies, with near-20 percent declines in telecom and electrical products and more than 40 percent declines in those businesses that serve the electronics industry. Local currency sales declined 39 percent in the United States, 35 percent in Asia Pacific, 17 percent in Europe and 14 percent in Latin America.

Operating income was $21 million, which included charges of $3 million related to restructuring actions, with this charge comprised of employee-related liabilities for severance and benefits.

FINANCIAL CONDITION AND LIQUIDITY

The strength of 3M’s capital structure and consistency of its cash flows provide 3M stable access to capital markets in these uncertain times. During recent dislocation in the financial markets, 3M has had uninterrupted access to the commercial paper market. Interest rates on commercial paper issued by the Company have not been materially negatively impacted by the market difficulties. In August 2008, 3M borrowed $850 million via a long-term debt issue with a coupon of 4.375%. In October 2008, 3M also raised $800 million via a three-year debt issue with a coupon of 4.5%. Despite the market turmoil, 3M was able to secure funding to alleviate concerns about having ample liquidity to meet its foreseeable needs. As indicated in the table below, at March 31, 2009, 3M had $2.1 billion of cash, cash equivalents, and marketable securities and $6.0 billion of debt. Debt is comprised of $946 million of short-term debt, including $25 million of commercial paper, and $5.088 billion of long-term debt. Approximately $900 million of the long-term debt is classified as current, including $350 million in Dealer Remarketable Securities, which ultimately mature in December 2010, and a $62 million floating rate note, which has a put option. At March 31, 2009, the majority of the Company’s long-term debt balance does not mature until 2011 or later. Thus, while credit markets remain volatile, 3M’s capital structure remains very strong. 3M is committed to managing its capital structure very carefully. The Company generates significant ongoing cash flow.

The Company’s net debt position is as follows:

	Mar. 31	Dec. 31
(Millions)	2009	2008

Total Debt	$6,034	$6,718
Less: Cash and cash equivalents and marketable securities	2,132	2,574
Net Debt	$3,902	$4,144

Cash, cash equivalents and marketable securities at March 31, 2009 totaled approximately $2.1 billion, helped by $695 million of cash flows from operating activities. The Company has sufficient liquidity to meet currently anticipated growth plans, including capital expenditures, working capital investments and acquisitions. The Company does not utilize derivative instruments linked to the Company’s stock. However, the Company does have contingently convertible debt that, if conditions for conversion are met, is convertible into shares of 3M common stock (refer to Note 10 in 3M’s 2008 Annual Report on Form 10-K).

The Company’s financial condition and liquidity are strong. Various assets and liabilities, including cash and short-term debt, can fluctuate significantly from month to month depending on short-term liquidity needs. Working capital (defined as current assets minus current liabilities) totaled $3.919 billion at March 31, 2009, compared with $3.759 billion at December 31, 2008, an increase of $160 million. All major categories of current assets decreased, penalizing working capital by $951 million, with the largest decrease related to a $353 million decline in inventories. All major categories of current liabilities decreased, benefiting working capital by $1.111 billion, with the largest decrease related to a $606 million decline in short-term borrowings and current portion of long-term debt.

Primary short-term liquidity needs are met through U.S. commercial paper and euro commercial paper issuances. The Company believes it unlikely that its access to the commercial paper market will be restricted. Effective April 30, 2007, the Company has a $1.5-billion five-year credit facility, which has provisions for the Company to request an increase of the facility up to $2 billion (at the lenders’ discretion), and providing for up to $150 million in letters of credit. As of March 31, 2009, approximately $122 million was utilized in letters of credit in connection with normal business. Debt covenants do not restrict the payment of dividends.

The Company has a “well-known seasoned issuer” shelf registration statement, effective February 17, 2009, which registers an indeterminate amount of debt or equity securities for future sales. No securities have been issued under this shelf. The Company intends to use the proceeds from future securities sales off this shelf for general corporate purposes. In connection with a previous “well-known seasoned issuer” shelf registration, in June 2007 the Company established a $3 billion medium-term notes program. In December 2007, 3M issued a five-year, $500 million, fixed rate note with a coupon rate of 4.65% under this medium-term notes program. In August 2008, 3M issued a five-year, $850 million, fixed rate note with a coupon rate of 4.375% under this medium-term notes program. In October 2008, the Company issued a three-year $800 million, fixed rate note with a coupon rate of 4.50%, under this medium-term notes program.

In the first quarter of 2009, Standard & Poor’s changed its rating on 3M from an AA credit rating with a stable outlook to an AA- credit rating with a stable outlook. On May 1, 2009, Moody’s Investors Service changed its rating on 3M from an Aa1 credit rating with a negative outlook to an Aa2 credit rating with a stable outlook. Under its $1.5-billion five-year credit facility agreement, 3M is required to maintain its EBITDA to Interest Ratio as of the end of each fiscal quarter at not less than 3.0 to 1. This is calculated (as defined in the agreement) as the ratio of consolidated total EBITDA for the four consecutive quarters then ended to total interest expense on all funded debt for the same period. At March 31, 2009, this ratio was approximately 26 to 1.

In 2009, the Company expects to contribute up to $850 million to its U.S. and international pension plans and $130 million to its postretirement plans. The Company does not have a required minimum pension contribution obligation for its U.S. plans in 2009. Therefore, the amount of the anticipated discretionary contribution could vary significantly depending on the U.S. qualified plans’ funding status as of the 2009 measurement date and the anticipated tax deductibility of the contribution. Future contributions will also depend on market conditions, interest rates and other factors. The Company would consider whether to make these pension contributions to its U.S. plans either in cash or shares of its common stock, subject to applicable requirements. 3M believes its strong cash flow and balance sheet will allow it to fund future pension needs without compromising growth opportunities.

The Company uses various working capital measures that place emphasis and focus on certain working capital assets and liabilities. These measures are not defined under U.S. generally accepted accounting principles and may not be computed the same as similarly titled measures used by other companies. One of the primary working capital measures 3M uses is a combined index, which includes accounts receivable, inventory and accounts payable. This combined index (defined as quarterly net sales — fourth quarter at year-end — multiplied by four, divided by ending net accounts receivable plus inventory less accounts payable) was 4.4 at March 31, 2009, down from 4.5 at December 31, 2008. Receivables decreased $96 million, or 3.0 percent, compared with December 31, 2008. Currency translation decreased accounts receivable by $106 million compared with December 31, 2008, as the U.S. dollar strengthened in aggregate against a multitude of currencies. Inventories decreased $353 million, or 11.7 percent, compared with December 31, 2008. Currency translation decreased inventories by $71 million compared with December 31, 2008. Accounts payable decreased $177 million compared with December 31, 2008. Currency translation decreased accounts payable by $34 million when compared to December 31, 2008.

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

Cash Flows from Operating Activities:

	Three months ended
	March 31
(Millions)	2009	2008

Net income including noncontrolling interest	$530	$1,006
Depreciation and amortization	271	268
Company pension contributions	(111)	(48)
Company postretirement contributions	(12)	(1)
Company pension expense	31	20
Company postretirement expense	11	8
Stock-based compensation expense	83	43
Income taxes (deferred and accrued income taxes)	135	73
Excess tax benefits from stock-based compensation	—	(5)
Accounts receivable	8	(264)
Inventories	288	(86)
Accounts payable	(165)	20
Product and other insurance receivables and claims	7	25
Other — net	(381)	(62)
Net cash provided by operating activities	$695	$997

Cash flows from operating activities can fluctuate significantly from period to period, as pension funding decisions, tax timing differences and other items can significantly impact cash flows.

In the first three months of 2009, cash flows provided by operating activities decreased $302 million compared to the first three months of 2008. The main positive contribution to operating cash flows related to year-on-year working capital improvements of $461 million (which includes accounts receivable, inventories and accounts payable). More than offsetting this positive contribution was a decrease of $476 million in net income including noncontrolling interest, an increase in pension and postretirement benefit contributions of $74 million, an increase in restructuring cash outlays of $96 million, and a $55 million increase in cash outlays due to a change in timing for 3M’s annual incentive compensation payments. The category “Other-net” in the preceding table reflects changes in other asset and liability accounts, and in the first quarter of 2009 includes the impact of the preceding two cash outlays for restructuring and the annual incentive compensation payments.

Cash Flows from Investing Activities:

	Three months ended
	March 31
(Millions)	2009	2008

Purchases of property, plant and equipment (PP&E)	$(244)	$(298)
Proceeds from sale of PP&E and other assets	15	4
Acquisitions, net of cash acquired	(9)	(16)
Purchases and proceeds from sale or maturities of marketable securities and investments - net	220	(154)
Net cash used in investing activities	$(18)	$(464)

Investments in property, plant and equipment enable growth in many diverse markets, helping to meet product demand and increasing manufacturing efficiency. In response to global economic conditions, the Company has reduced its capital spending plans significantly in 2009. A substantial amount of the 2009 expected spending will be carryover from 2008 or for tooling needed for new products and continued operations. The Company expects capital expenditures to total approximately $900 million for total year 2009, compared with $1.471 billion for 2008.

Refer to Note 2 for information on 2009 acquisitions. The Company is actively considering additional acquisitions, investments and strategic alliances, and from time to time may also divest certain businesses.

Purchases of marketable securities and investments and proceeds from sale (or maturities) of marketable securities and investments are primarily attributable to asset-backed securities, agency securities, corporate medium-term note securities and other securities, which are classified as available-for-sale. Interest rate risk and credit risk related to the underlying collateral may impact the value of investments in asset-backed securities, while factors such as general conditions in the overall credit market and the nature of the underlying collateral may affect the liquidity of investments in asset-backed securities. The coupon interest rates for asset-backed securities are either fixed rate or floating. Floating rate coupons reset monthly or quarterly based upon the corresponding monthly or quarterly LIBOR rate. Each individual floating rate security has a coupon based upon the respective LIBOR rate +/- an amount reflective of the credit risk of the issuer and the underlying collateral on the original issue date. Terms of the reset are unique to individual securities. Fixed rate coupons are established at the time the security is issued and are based upon a spread to a related maturity treasury bond. The spread against the treasury bond is reflective of the credit risk of the issuer and the underlying collateral on the original issue date. 3M does not currently expect risk related to its holdings in asset-backed securities to materially impact its financial condition or liquidity. Refer to Note 7 for more details about 3M’s diversified marketable securities portfolio, which totaled $500 million as of March 31, 2009. Proceeds from sales or maturities of marketable securities and investments, net of purchases, totaled $220 million in the first quarter of 2009. Purchases of marketable securities and investments, net of sales and maturities, totaled $154 million in the first quarter of 2008. Purchases of investments include additional survivor benefit insurance and equity investments.

Cash Flows from Financing Activities:

	Three months ended
	March 31
(Millions)	2009	2008

Change in short-term debt — net	$(512)	$1,211
Repayment of debt (maturities greater than 90 days)	(86)	(89)
Total cash change in debt	$(598)	$1,122
Purchases of treasury stock	—	(510)
Reissuances of treasury stock	34	79
Dividends paid to stockholders	(354)	(353)
Distributions to noncontrolling interests and other — net	11	(23)
Net cash used in financing activities	$(907)	$315

Total debt at March 31, 2009, was $6.034 billion, down from $6.718 billion at year-end 2008. Total debt was 37 percent of total capital (total capital is defined as debt plus equity), compared with 39 percent at year-end 2008. The net change in short-term debt is primarily due to commercial paper activity. Repayment of debt for maturities greater than 90 days primarily represents repayment of commercial paper.

Repurchases of common stock are made to support the Company’s stock-based employee compensation plans and for other corporate purposes. In February 2007, 3M’s Board of Directors authorized a two-year share repurchase of up to $7.0 billion for the period from February 12, 2007 to February 28, 2009. In February 2009, 3M’s Board of Directors extended this share repurchase authorization until the remaining amount is fully utilized. In the first quarter of 2009 the Company did not purchase any treasury stock, compared to purchases of $510 million in the first quarter of 2008. As of March 31, 2009, approximately $2.6 billion remained available for repurchase. For more information, refer to the table titled “Issuer Purchases of Equity Securities” in Part II, Item 2.

Cash dividends paid to stockholders totaled $354 million in the first quarter of 2009 compared to $353 million in the first quarter of 2008. 3M has paid dividends since 1916. In February 2009, the Board of Directors increased the quarterly dividend on 3M common stock by 2.0 percent to 51 cents per share, equivalent to an annual dividend of $2.04 per share. This marked the 51st consecutive year of dividend increases. Other cash flows from financing activities primarily include distributions to noncontrolling interests, excess tax benefits from stock-based compensation, changes in cash overdraft balances, and principal payments for capital leases.

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

Forward-looking statements relate to future events and typically address the Company’s expected future business and financial performance. Words such as  “plan,” “expect,” “aim,” “believe,” “project,” “target,” “anticipate,” “intend,” “estimate,” “will,” “should,” “could” and other words and terms of similar meaning, typically identify such forward-looking statements. In particular, these include statements about: (1) worldwide economic and capital markets conditions; (2) the Company’s credit ratings and its cost of capital; (3) competitive conditions and customer preferences; (4) foreign currency exchange rates and fluctuations in those rates; (5) the timing and acceptance of new product offerings; (6) the availability and cost of purchased components, compounds, raw materials and energy (including oil and natural gas and their derivatives) due to shortages, increased demand or supply interruptions (including those caused by natural and other disasters and other events); (7) the impact of acquisitions, strategic alliances, divestitures, and other unusual events resulting from portfolio management actions and other evolving business strategies, and possible organizational restructuring; (8) expected productivity improvements; and (9) legal proceedings. The Company assumes no obligation to update or revise any forward-looking statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

In the context of Item 3, market risk refers to the risk of loss arising from adverse changes in financial and derivative instrument market rates and prices, such as fluctuations in interest rates and currency exchange rates. For a discussion of sensitivity analysis related to these types of market risks, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in 3M’s Annual Report on Form 10-K for the year ended December 31, 2008. The Company also discusses risk management in various places throughout this document, including discussions in MD&A concerning Financial Condition and Liquidity and in the Notes to Consolidated Financial Statements (refer to the Derivatives and Fair Value Measurements notes).

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

3M COMPANY

FORM 10-Q

For the Quarterly Period Ended March 31, 2009

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

* The Company’s credit ratings are important to 3M’s cost of capital. The major rating agencies routinely evaluate the Company’s credit profile and have assigned debt ratings to 3M that are near the top of the ratings spectrum. This evaluation is based on a number of factors, which include financial strength, business and financial risk, as well as transparency with rating agencies and timeliness of financial reporting. The Company has an AA- credit rating, with a stable outlook, from Standard & Poor’s and an Aa2 credit rating, with a stable outlook, from Moody’s Investors Service. The Company’s strong ratings serve to lower 3M’s borrowing costs and facilitate access to a variety of lenders. Failure to maintain the current ratings level could adversely affect the Company’s cost of funds, liquidity and access to capital markets.

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

* The Company’s future results may be affected by various legal and regulatory proceedings, including those involving product liability, antitrust, environmental or other matters. The outcome of these legal proceedings may differ from the Company’s expectations because the outcomes of litigation, including regulatory matters, are often difficult to reliably predict. Various factors or developments can lead the Company to change current estimates of liabilities and related insurance receivables where applicable, or make such estimates for matters previously not susceptible of reasonable estimates, such as a significant judicial ruling or judgment, a significant settlement, significant regulatory developments or changes in applicable law. A future adverse ruling, settlement or unfavorable development could result in future charges that could have a material adverse effect on the Company’s results of operations or cash flows in any particular period. For a more detailed discussion of the legal proceedings involving the Company and the associated accounting estimates, see the discussion in Note 11.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(e) Issuer Purchases of Equity Securities

Repurchases of common stock are made to support the Company’s stock-based employee compensation plans and for other corporate purposes. In February 2007, 3M’s Board of Directors authorized a two-year share repurchase of up to $7 billion for the period from February 12, 2007 to February 28, 2009. In February 2009, 3M’s Board of Directors extended this share repurchase authorization until the remaining $2.6 billion (as of March 31, 2009) is fully utilized.

Issuer Purchases of Equity

Securities (registered pursuant to

Section 12 of the Exchange Act)

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (Millions)
January 1-31, 2009	2,921	$54.03	—	$2,567
February 1-28, 2009	—	$—	—	$2,567
March 1-31, 2009	1,661	$50.33	—	$2,567
Total January 1 — March 31, 2009	4,582	$52.69	—	$2,567

(1) The total number of shares purchased includes: (i) shares purchased under the Board’s authorizations described above, and (ii) shares purchased in connection with the exercise of stock options (which combined totaled 2,921 shares in January 2009 and 1,661 shares in March 2009).

Item 3. Defaults Upon Senior Securities. — No matters require disclosure.

Item 4. Submission of Matters to a Vote of Security Holders. — No matters require disclosure.

Item 5. Other Information. — No matters require disclosure.

Item 6. Exhibits.

Exhibits.  These exhibits are either incorporated by reference into this report or filed with this report as indicated below. Exhibit numbers 10.1 through 10.42 are management contracts or compensatory plans or arrangements.

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

(10)	Material contracts and management compensation plans and arrangements:

	(10.1)	3M 2008 Long-Term Incentive Plan (including amendments through February 2009) is incorporated by reference from our Form 10-K for the year ended December 31, 2008.
	(10.2)	Form of Agreement for Stock Option Grants to Executive Officers under 3M 2008 Long-Term Incentive Plan is incorporated by reference from our Form 8-K dated May 13, 2008.
	(10.3)	Form of Stock Option Agreement for U.S. Employees under 3M 2008 Long-Term Incentive Plan is incorporated by reference from our Form 10-K for the year ended December 31, 2008.
	(10.4)	Form of Restricted Stock Unit Agreement for U.S. Employees under 3M 2008 Long-Term Incentive Plan is incorporated by reference from our Form 10-K for the year ended December 31, 2008.
	(10.5)	3M 2005 Management Stock Ownership Program is incorporated by reference from our Proxy Statement for the 2005 Annual Meeting of Stockholders.
	(10.6)	3M 2002 Management Stock Ownership Program is incorporated by reference from our Proxy Statement for the 2002 Annual Meeting of Stockholders.
	(10.7)	3M 1997 Management Stock Ownership Program is incorporated by reference from our Proxy Statement for the 1997 Annual Meeting of Stockholders.
	(10.8)	3M 1992 Management Stock Ownership Program is incorporated by reference from our Proxy Statement for the 1992 Annual Meeting of Stockholders.
	(10.9)	Amendments of 3M 1997, 2002 and 2005 Management Stock Ownership Programs are incorporated by reference from our Form 8-K dated November 14, 2008.
	(10.10)	Form of award agreement for non-qualified stock options granted under the 2005 Management Stock Ownership Program, is incorporated by reference from our Form 8-K dated May 16, 2005.
	(10.11)	Form of award agreement for non-qualified stock options granted under the 2002 Management Stock Ownership Program, is incorporated by reference from our Form 10-K for the year ended December 31, 2004.
	(10.12)	3M 1997 General Employees’ Stock Purchase Plan, as amended through November 8, 2004, is incorporated by reference from our Form 10-K for the year ended December 31, 2004.
	(10.13)	3M VIP Excess Plan is incorporated by reference from our Form 8-K dated November 14, 2008.
	(10.14)	3M VIP (Voluntary Investment Plan) Plus is incorporated by reference from Registration Statement No. 333-73192 on Form S-8, filed on November 13, 2001.
	(10.15)	Amendment of 3M VIP Plus is incorporated by reference from our Form 8-K dated November 14, 2008.
	(10.16)	3M Deferred Compensation Plan, as amended through February 2008, is incorporated by reference from our Form 8-K dated February 14, 2008.
	(10.17)	Amendment of 3M Deferred Compensation Plan is incorporated by reference from our Form 8-K dated November 14, 2008.
	(10.18)	3M Executive Annual Incentive Plan is incorporated by reference from our Form 8-K dated May 14, 2007.
	(10.19)	Form of Agreement for Performance Unit or Share Awards to Executive Officers during 2008 under 3M Performance Unit Plan is incorporated by reference from our Form 8-K dated May 8, 2008.

(10.20)	3M Performance Unit Plan, as amended through February 11, 2007, is incorporated by reference from our Form 8-K dated May 14, 2007.
(10.21)	Amendment of 3M Performance Unit Plan is incorporated by reference from our Form 8-K dated November 14, 2008.
(10.22)

Description of changes to Non-Employee Director Compensation and Stock Ownership Guidelines dated as of August 13, 2007 is incorporated by reference from our Form 10-Q for the quarter ended September 30, 2007.

(10.23)	Description of changes to 3M Compensation Plan for Non-Employee Directors is incorporated by reference from our Form 8-K dated August 8, 2005.
(10.24)	3M Compensation Plan for Non-Employee Directors, as amended, through November 8, 2004, is incorporated by reference from our Form 10-K for the year ended December 31, 2004.
(10.25)	Amendment of 3M Compensation Plan for Non-Employee Directors is incorporated by reference from our Form 8-K dated November 14, 2008.
(10.26)	3M 1992 Directors Stock Ownership Program, as amended through November 8, 2004, is incorporated by reference from our Form 10-K for the year ended December 31, 2004.
(10.27)	Amendment of 3M 1992 Directors Stock Ownership Program is incorporated by reference from our Form 8-K dated November 14, 2008.
(10.28)	3M Executive Life Insurance Plan, as amended, is incorporated by reference from our Form 10-K for the year ended December 31, 2003.
(10.29)	Summary of Personal Financial Planning Services for 3M Executives is incorporated by reference from our Form 10-K for the year ended December 31, 2003.
(10.30)	3M policy on reimbursement of incentive payments is incorporated by reference from our Form 10-K for the year ended December 31, 2006.
(10.31)	Amended and Restated 3M Nonqualified Pension Plan I is incorporated by reference from our Form 8-K dated December 23, 2008.
(10.32)	Amended and Restated 3M Nonqualified Pension Plan II is incorporated by reference from our Form 8-K dated December 23, 2008.
(10.33)	3M Nonqualified Pension Plan III is incorporated by reference from our Form 8-K dated November 14, 2008.
(10.34)	Employment agreement dated as of December 6, 2005, between 3M and George W. Buckley is incorporated by reference from our Form 8-K dated December 9, 2005.
(10.35)	Amendment, dated August 14, 2006, to employment agreement between 3M and George W. Buckley is incorporated by reference from our Form 10-Q for the quarter ended September 30, 2006.
(10.36)	Amendment to Employment Agreement between 3M and George W. Buckley is incorporated by reference from our Form 8-K dated December 17, 2008.
(10.37)	Description of compensation plan for Robert S. Morrison is incorporated by reference from our Form 8-K dated August 8, 2005.
(10.38)	Employment agreement dated as of January 23, 2002, between 3M and Patrick D. Campbell is incorporated by reference from our Form 10-K for the year ended December 31, 2001.
(10.39)	Amendment to Employment Agreement between 3M and Patrick D. Campbell is incorporated by reference from our Form 8-K dated November 18, 2008.
(10.40)	Employment agreement dated as of November 19, 2002, between 3M and Richard F. Ziegler is incorporated by reference from our Form 10-K for the year ended December 31, 2002.
(10.41)	Letter agreement dated as of March 14, 2007, between 3M and Richard F. Ziegler is incorporated by reference from our 8-K dated March 19, 2007.
(10.42)	Appointment and Compensatory arrangements between 3M and David W. Meline are incorporated by reference from our Form 8-K dated July 23, 2008.
(10.43)	Five-year credit agreement as of April 30, 2007, is incorporated by reference from our Form 8-K dated May 3, 2007.

Filed herewith:
(12)	Calculation of ratio of earnings to fixed charges.
(15)	A letter from the Company’s independent registered public accounting firm regarding unaudited interim consolidated financial statements.
(31.1)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
(31.2)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
(32.1)	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
(32.2)	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

3M COMPANY

(Registrant)

Date: May 1, 2009

By	/s/ Patrick D. Campbell
Patrick D. Campbell,

Senior Vice President and Chief Financial Officer

(Mr. Campbell is the Principal Financial Officer and has

been duly authorized to sign on behalf of the Registrant.)