Form 10-Q
period 2009-06-30
3M CO
filed 2009-07-31
CIK 66740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

Commission file number:  1-3285

3M COMPANY

(Exact name of registrant as specified in its charter)

DELAWARE	41-0417775
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3M Center, St. Paul, Minnesota	55144
(Address of principal executive offices)	(Zip Code)

(651) 733-1110

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2009
Common Stock, $0.01 par value per share	698,320,662 shares

This document (excluding exhibits) contains 65 pages.

The table of contents is set forth on page 2.

The exhibit index begins on page 62.

3M COMPANY

Form 10-Q for the Quarterly Period Ended June 30, 2009

3M COMPANY

FORM 10-Q

For the Quarterly Period Ended June 30, 2009

PART I.  Financial Information

Item 1.  Financial Statements.

3M Company and Subsidiaries

Consolidated Statement of Income

(Unaudited)

	Three months ended June 30		Six months ended June 30
(Millions, except per share amounts)	2009	2008	2009	2008
Net sales	$5,719	$6,739	$10,808	13,202
Operating expenses
Cost of sales	2,977	3,510	5,749	6,846
Selling, general and administrative expenses	1,242	1,394	2,433	2,669
Research, development and related expenses	309	363	632	714
(Gain)/loss from sale of businesses	—	23	—	23
Total operating expenses	4,528	5,290	8,814	10,252
Operating income	1,191	1,449	1,994	2,950

Interest expense and income
Interest expense	55	51	110	106
Interest income	(7)	(18)	(18)	(48)
Total interest expense (income)	48	33	92	58

Income before income taxes	1,143	1,416	1,902	2,892
Provision for income taxes	351	453	580	923
Net income including noncontrolling interest	$792	$963	1,322	1,969

Less: Net income attributable to noncontrolling interest	9	18	21	36

Net income attributable to 3M	$783	$945	$1,301	$1,933

Weighted average 3M common shares outstanding – basic	696.8	702.1	695.2	704.3
Earnings per share attributable to 3M common shareholders – basic	$1.12	$1.35	$1.87	2.74

Weighted average 3M common shares outstanding – diluted	700.3	712.0	698.1	714.6
Earnings per share attributable to 3M common shareholders – diluted	$1.12	$1.33	$1.86	2.70

Cash dividends paid per 3M common share	$0.51	$0.50	$1.02	$1.00

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries

Consolidated Balance Sheet

(Unaudited)

(Dollars in millions, except per share amount)	June 30 2009	Dec. 31 2008

Assets
Current assets
Cash and cash equivalents	$2,596	$1,849
Marketable securities – current	378	373
Accounts receivable – net	3,456	3,195
Inventories
Finished goods	1,245	1,505
Work in process	803	851
Raw materials and supplies	553	657
Total inventories	2,601	3,013
Other current assets	867	1,168
Total current assets	9,898	9,598

Marketable securities – non-current	307	352
Investments	106	111
Property, plant and equipment	19,187	18,812
Less: Accumulated depreciation	(12,288)	(11,926)
Property, plant and equipment – net	6,899	6,886
Goodwill	5,734	5,753
Intangible assets – net	1,386	1,398
Prepaid pension benefits	39	36
Other assets	1,726	1,659
Total assets	$26,095	$25,793

Liabilities
Current liabilities
Short-term borrowings and current portion of long-term debt	$908	$1,552
Accounts payable	1,243	1,301
Accrued payroll	615	644
Accrued income taxes	501	350
Other current liabilities	2,051	1,992
Total current liabilities	5,318	5,839

Long-term debt	5,172	5,166
Pension and postretirement benefits	2,763	2,847
Other liabilities	1,621	1,637
Total liabilities	$14,874	$15,489

Commitments and contingencies (Note 11)

Equity
3M Company shareholders’ equity:
Common stock par value, $.01 par value, 944,033,056 shares issued	$9	$9
Additional paid-in capital	3,133	3,006
Retained earnings	22,707	22,227
Treasury stock, at cost; 245,712,394 shares at June 30, 2009; 250,489,769 shares at Dec. 31, 2008	(11,341)	(11,676)
Unearned compensation	(22)	(40)
Accumulated other comprehensive income (loss)	(3,683)	(3,646)
Total 3M Company shareholders’ equity	10,803	9,880
Noncontrolling interest	418	424
Total equity	11,221	10,304
Total liabilities and equity	$26,095	$25,793

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries

Consolidated Statement of Cash Flows

(Unaudited)

	Six months ended June 30
(Dollars in millions)	2009	2008

Cash Flows from Operating Activities
Net income including noncontrolling interest	$1,322	$1,969
Adjustments to reconcile net income including noncontrolling interest to net cash provided by operating activities
Depreciation and amortization	569	553
Company pension and postretirement contributions	(205)	(95)
Company pension and postretirement expense	109	52
Stock-based compensation expense	132	122
(Gain)/loss from sale of businesses	—	23
Deferred income taxes	(15)	46
Excess tax benefits from stock-based compensation	—	(20)
Changes in assets and liabilities
Accounts receivable	(222)	(405)
Inventories	447	(171)
Accounts payable	(76)	30
Accrued income taxes	199	(42)
Product and other insurance receivables and claims	34	129
Other – net	(133)	49
Net cash provided by operating activities	2,161	2,240

Cash Flows from Investing Activities
Purchases of property, plant and equipment (PP&E)	(454)	(632)
Proceeds from sale of PP&E and other assets	57	6
Acquisitions, net of cash acquired	(12)	(549)
Purchases of marketable securities and investments	(485)	(1,479)
Proceeds from sale of marketable securities and investments	330	732
Proceeds from maturities of marketable securities	195	427
Proceeds from sale of businesses	—	85
Other investing	(6)	(57)
Net cash used in investing activities	(375)	(1,467)

Cash Flows from Financing Activities
Change in short-term debt – net	(552)	1,120
Repayment of debt (maturities greater than 90 days)	(88)	(807)
Purchases of treasury stock	(6)	(1,082)
Reissuances of treasury stock	225	217
Dividends paid to stockholders	(709)	(704)
Distributions to noncontrolling interest	—	(12)
Excess tax benefits from stock-based compensation	—	20
Other – net	3	131
Net cash used in financing activities	(1,127)	(1,117)

Effect of exchange rate changes on cash and cash equivalents	88	(5)

Net increase (decrease) in cash and cash equivalents	747	(349)
Cash and cash equivalents at beginning of year	1,849	1,896
Cash and cash equivalents at end of period	$2,596	$1,547

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1.  Significant Accounting Policies

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

As described in 3M’s Current Report on Form 8-K dated May 13, 2009 (which updated 3M’s 2008 Annual Report on Form 10-K) and 3M’s Quarterly Report on Form 10-Q for the period ended March 31, 2009, during the first quarter of 2009 the Company reorganized its business segments (Note 13) and as discussed above, also reclassified certain amounts presented for prior periods to conform to the current year presentation. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and notes included in its Current Report on Form 8-K filed May 13, 2009.

3M has evaluated subsequent events through the date that the financial statements were issued, which was July 31, 2009, the date of 3M’s Quarterly Report on Form 10-Q for the period ended June 30, 2009.

Earnings per share

The difference in the weighted average 3M shares outstanding for calculating basic and diluted earnings per share attributable to 3M common shareholders is a result of the dilution associated with the Company’s stock-based compensation plans. Certain Management Stock Ownership Program (MSOP) options outstanding were not included in the computation of diluted earnings per share attributable to 3M common shareholders because they would not have had a dilutive effect (71.5 million average options for the three months ended June 30, 2009; 71.7 million average options for the six months ended June 30, 2009; 31.6 million average options for the three months ended June 30, 2008; 29.9 million average options for the six months ended June 30, 2008). The conditions for conversion related to the Company’s “Convertible Notes” were not met (refer to 3M’s Current Report on Form 8-K filed May 13, 2009, Note 10 to the Consolidated Financial Statements, for more detail). If the conditions for conversion are met, 3M may choose to pay in cash and/or common stock; however, if this occurs, the Company has the intent and ability to settle this debt security in cash. Accordingly, there was no impact on diluted earnings per share attributable to 3M common shareholders. The computations for basic and diluted earnings per share follow:

Earnings Per Share Computations

	Three months ended June 30		Six months ended June 30
(Amounts in millions, except per share amounts)	2009	2008	2009	2008
Numerator:
Net income attributable to 3M	$783	$945	1,301	1,933

Denominator:
Denominator for weighted average 3M common shares outstanding – basic	696.8	702.1	695.2	704.3

Dilution associated with the Company’s stock-based compensation plans	3.5	9.9	2.9	10.3

Denominator for weighted average 3M common shares outstanding – diluted	700.3	712.0	698.1	714.6

Earnings per share attributable to 3M common shareholders – basic	$1.12	$1.35	1.87	2.74
Earnings per share attributable to 3M common shareholders – diluted	1.12	1.33	1.86	2.70

New Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements.” SFAS No. 157 established a single definition of fair value and a framework for measuring fair value, set out a fair value hierarchy to be used to classify the source of information used in fair value measurements, and required disclosures of assets and liabilities measured at fair value based on their level in the hierarchy. This statement applies under other accounting pronouncements that require or permit fair value measurements. As disclosed in the notes included in 3M’s Current Report on Form 8-K filed May 13, 2009, 3M adopted SFAS No. 157, as amended by associated FASB Staff Positions (FSPs), beginning January 1, 2008 on a prospective basis. One of these FSPs, FSP No. FAS 157-2, deferred the effective date for one year relative to nonfinancial assets and liabilities that are measured at fair value, but are recognized or disclosed at fair value on a nonrecurring basis.  This deferral applied to such items as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) or nonfinancial long-lived asset groups measured at fair value for an impairment assessment.  These remaining aspects of SFAS No. 157 were adopted by the Company prospectively beginning January 1, 2009 and did not have a material impact on 3M’s consolidated results of operations or financial condition.  Refer to Note 10 for additional disclosures of assets and liabilities that are measured at fair value on a nonrecurring basis as a result of this adoption.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” which changed the accounting for business acquisitions. SFAS No. 141R, as amended by FSP No. FAS 141-1 issued in April 2009, requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquisition-related restructuring costs, in-process research and development, indemnification assets, and tax benefits. For 3M, SFAS No. 141R, as amended, was effective for business combinations and adjustments to an acquired entity’s deferred tax asset and liability balances occurring after December 31, 2008. This standard had no immediate impact upon adoption by 3M, and was applied to the business combinations disclosed in Note 2 that were completed post-2008 and to applicable adjustments to acquired entity deferred tax items occurring after December 31, 2008.

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

In May 2008, the FASB issued FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement).” This FSP applies to convertible debt securities that, upon conversion by the holder, may be settled by the issuer fully or partially in cash (rather than settled fully in shares) and specifies that issuers of such instruments should separately account for the liability and equity components in a manner that reflects the issuer’s nonconvertible debt borrowing rate when related interest cost is recognized. This FSP was effective for 3M beginning January 1, 2009 with retrospective application to all periods presented. This standard impacted the Company’s “Convertible Notes” (refer to Note 10  to the Consolidated Financial Statements included in 3M’s Current Report on Form 8-K filed May 13, 2009 for more detail), and required that additional interest expense essentially equivalent to the portion of issuance proceeds be retroactively allocated to the instrument’s equity component and be recognized over the period from the Convertible Notes’ issuance on November 15, 2002 through November 15, 2005 (the first date holders of these Notes had the ability to put them back to 3M). 3M adopted this standard in January 2009.  Its retrospective application had no impact on results of operations for periods following 2005, but on post-2005 consolidated balance sheets, it resulted in an increase of approximately $22 million in previously reported opening additional paid in capital and a corresponding decrease in previously reported opening retained earnings.

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

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Values When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.”  This FSP provides guidance on (1) estimating the fair value of an asset or liability when the volume and level of activity for the asset or liability have significantly declined and (2) identifying transactions that are not orderly. The FSP also amends certain disclosure provisions of SFAS No. 157 to require, among other things, disclosures in interim periods of the inputs and valuation techniques used to measure fair value as well as disclosure of the hierarchy of the source of underlying fair value information on a disaggregated basis by specific major category of investment. For 3M, this FSP was effective prospectively beginning April 1, 2009. The adoption of this standard did not have a material impact on 3M’s consolidated results of operations or financial condition. The additional disclosures required by this standard are included in Note 10.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP 115-2). This FSP modifies the requirements for recognizing other-than-temporarily impaired debt securities and changes the existing impairment model for such securities. The FSP also requires additional disclosures for both annual and interim periods with respect to both debt and equity securities. Under the FSP, impairment of debt securities will be considered other-than-temporary if an entity (1) intends to sell the security, (2) more likely than not will be required to sell the security before recovering its cost, or (3) does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). The FSP further indicates that, depending on which of the above factor(s) causes the impairment to be considered other-than-temporary, (1) the entire shortfall of the security’s fair value versus its amortized cost basis or (2) only the credit loss portion would be recognized in earnings while the remaining shortfall (if any) would be recorded in other comprehensive income. FSP 115-2 requires entities to initially apply the provisions of the standard to previously other-than-temporarily impaired debt securities existing as of the date of initial adoption by making a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The cumulative-effect adjustment potentially reclassifies the noncredit portion of a previously other-than-temporarily impaired debt security held as of the date of initial adoption from retained earnings to accumulated other comprehensive income. For 3M, this FSP was effective beginning April 1, 2009. The adoption of this standard did not have a material impact on 3M’s consolidated results of operations or financial condition. Additional disclosures required by this standard are included in Note 7.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.”  This FSP essentially expands the disclosure about fair value of financial instruments that were previously required only annually to also be required for interim period reporting. In addition, the FSP requires certain additional disclosures regarding the methods and significant assumptions used to estimate the fair value of financial instruments. This FSP was effective for 3M beginning April 1, 2009 on a prospective basis. The additional disclosures required by this standard are included in Note 10.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” This standard incorporates into authoritative accounting literature certain guidance that already existed within generally accepted auditing standards, with the requirements concerning recognition and disclosure of subsequent events remaining essentially unchanged. This guidance addresses events which occur after the balance sheet date but before the issuance of financial statements. Under SFAS No.165, as under previous practice, an entity must record the effects of subsequent events that provide evidence about conditions that existed at the balance sheet date and must disclose but not record the effects of subsequent events which provide evidence about conditions that did not exist at the balance sheet date. This standard added an additional required disclosure relative to the date through which subsequent events have been evaluated and whether that is the date on which the financial statements were issued. For 3M, this standard was effective beginning April 1, 2009. The additional disclosures required by this standard are included in Note 1.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140,” amending the guidance on transfers of financial assets to, among other things, eliminate the qualifying special-purpose entity concept, include a new unit of account definition that must be met for transfers of portions of financial assets to be eligible for sale accounting, clarify and change the derecognition criteria for a transfer to be accounted for as a sale, and require significant additional disclosure. For 3M, this standard is effective for new transfers of financial assets beginning January 1, 2010. Because 3M historically does not have significant transfers of financial assets, the adoption of this standard is not expected to have a material impact on 3M’s consolidated results of operations or financial condition.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” which revised the consolidation guidance for variable-interest entities. The modifications include the elimination of the exemption for qualifying special purpose entities, a new approach for determining who should consolidate a variable-interest entity, and changes to when it is necessary to reassess who should consolidate a variable-interest entity. For 3M, this standard is effective January 1, 2010. The Company is currently evaluating the impact of this standard, but would not expect it to have a material impact on 3M’s consolidated results of operations or financial condition.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162,” and approved the FASB Accounting Standards CodificationTM (Codification) as the single source of authoritative nongovernmental US GAAP. The Codification does not change current US GAAP, but is intended to simplify user access to all authoritative US GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative. For 3M, the Codification is effective July 1, 2009 and will require future references to authoritative US GAAP to coincide with the appropriate section of the Codification. Accordingly, this standard will not have an impact on 3M’s consolidated results of operations or financial condition.

NOTE 2.  Acquisitions

During the six months ended June 30, 2009, 3M completed three business combinations. The purchase price paid for these business combinations (net of cash acquired) and certain acquisition costs paid for pre-2009 business combinations during the six months ended June 30, 2009 aggregated to $12 million.

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

(3) In April 2009, 3M (Industrial and Transportation Business) purchased 100% of the outstanding shares of Meguiar’s International, UK, a distributor of Meguiar’s Inc. products in the United Kingdom based in Daventry, United Kingdom.

Purchased identifiable intangible assets related to the three acquisitions which closed in the first six months of 2009 totaled $7 million and will be amortized on a straight-line basis over a weighted-average life of 6 years (lives ranging from 3 to 11 years). Acquired identifiable intangible assets for which significant assumed renewals or extensions of underlying arrangements impacted the determination of their useful lives were not material. Pro forma information related to the above acquisitions is not included because the impact on the Company’s consolidated results of operations is not considered to be material.

In addition to business combinations, 3M periodically acquires certain tangible and/or intangible assets and purchases interests in certain enterprises that do not otherwise qualify for accounting as business combinations. These transactions are largely reflected as additional asset purchase and investment activity.

Subsequent Events

On July 8, 2009, 3M (Consumer and Office Business) announced that it completed its acquisition of ACE Bandage, a manufacturer and distributor of branded elastic health supports in the U.S. and Canada, headquartered in Franklin Lakes, New Jersey.

NOTE 3.  Goodwill and Intangible Assets

Purchased goodwill related to the three acquisitions which closed in the first six months of 2009 totaled $6 million, $1 million of which is deductible for tax purposes. The acquisition activity in the following table also includes the impacts of adjustments to the preliminary allocation of purchase price and certain acquisition costs for pre-2009 acquisitions, which reduced goodwill by $52 million. The amounts in the “Translation and other” column in the following table primarily relate to changes in foreign currency exchange rates. The goodwill balance by business segment as of December 31, 2008 and June 30, 2009, follow:

Goodwill

(Millions)	Dec. 31, 2008 Balance	Acquisition activity	Translation and other	June 30, 2009 Balance
Industrial and Transportation	$1,692	$(4)	$17	$1, 705
Health Care	988	1	(1)	988
Consumer and Office	155	1	(17)	139
Safety, Security and Protection Services	1,202	6	44	1,252
Display and Graphics	1,042	(48)	(13)	981
Electro and Communications	674	(2)	(3)	669
Total Company	$5,753	$(46)	$27	$5,734

SFAS No. 142 requires that goodwill be tested for impairment annually and between annual tests in certain circumstances such as a change in reporting units or the testing of recoverability of a significant asset group within a reporting unit. At 3M, reporting units generally correspond to a division.

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

As discussed in Note 10, in June 2009, 3M tested the long lived assets grouping associated with the UK passport production activity of 3M’s Security Systems Division for recoverability. This circumstance required the Company to also test goodwill for impairment at the reporting unit (Security Systems Division) level. 3M completed its assessment of potential goodwill impairment for this reporting unit and determined that no goodwill impairment existed as of June 30, 2009.

Acquired Intangible Assets

For the six months ended June 30, 2009, acquired intangible asset activity through business combinations increased balances by $72 million, of which approximately $65 million related to adjustments to preliminary allocations of purchase price on pre-2009 acquisitions. The carrying amount and accumulated amortization of acquired intangible assets as of June 30, 2009, and December 31, 2008, follow:

(Millions)	June 30 2009	Dec. 31 2008
Patents	$463	$475
Other amortizable intangible assets (primarily tradenames and customer related intangibles)	1,481	1,381
Non-amortizable intangible assets (tradenames)	131	130
Total gross carrying amount	$2,075	$1,986

Accumulated amortization – patents	(331)	(318)
Accumulated amortization – other	(358)	(270)
Total accumulated amortization	(689)	(588)
Total intangible assets – net	$1,386	$1,398

Amortization expense for acquired intangible assets for the six-months ended June 30, 2009 and 2008 follows:

	Three months ended June 30		Six months ended June 30
(Millions)	2009	2008	2009	2008
Amortization expense	$48	$32	$87	$56

The table below shows expected amortization expense for acquired intangible assets recorded as of June 30, 2009:

(Millions)	Last 2 Quarters 2009	2010	2011	2012	2013	After 2013
Amortization expense	$87	$156	$129	$122	$117	$644

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

The following provides information concerning the Company’s first-six months of 2009 restructuring actions and fourth-quarter 2008 restructuring actions.

2008 and 2009 Restructuring Actions:

During the fourth quarter of 2008 and the first six months of 2009, management approved and committed to undertake certain restructuring actions. Due to the rapid decline in global business activity in the fourth quarter of 2008 and into the first half of 2009, 3M aggressively reduced its cost structure and rationalized several facilities, including manufacturing, technical and office facilities. These actions included all geographies, with particular attention in the developed areas of the world that have and are experiencing large declines in business activity, and included the following:

•                  During the fourth quarter of 2008, 3M announced the elimination of more than 2,400 positions.  Of these employment reductions, about 31 percent were in the United States, 29 percent in Europe, 24 percent in Latin America and Canada, and 16 percent in the Asia Pacific area. These restructuring actions resulted in a fourth-quarter 2008 pre-tax charge of $229 million, with $186 million for employee-related items/benefits and other, and $43 million related to fixed asset impairments. The preceding charges were recorded in cost of sales ($84 million), selling, general and administrative expenses ($135 million), and research, development and related expenses ($10 million).  Cash payments in 2008 related to this restructuring were not material. Refer to 3M’s Current Report on Form 8-K filed May 13, 2009, Note 4, for additional information on these 2008 restructuring actions.

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

•                  During the second quarter of 2009, 3M announced the permanent reduction of approximately 900 positions, the majority of which were concentrated in the United States, Western Europe and Japan. In the United States, another 700 people accepted a voluntary early retirement option. Of these aggregate employment reductions, about 66 percent were in the United States, 17 percent in the Asia Pacific area, 14 percent in Europe and 3 percent in Latin America and Canada. These restructuring actions in total resulted in a second-quarter 2009 pre-tax charge of $116 million, with $103 million for employee-related items/benefits and $13 million related to fixed asset impairments. The preceding charges were recorded in cost of sales ($68 million), selling, general and administrative expenses ($44 million), and research, development and related expenses ($4 million).

Components of these restructuring actions and a roll-forward of associated balances are summarized as follows:

(Millions)	Employee- Related Items/ Benefits/other	Asset Impairments	Total

Expense incurred in fourth quarter 2008	$186	$43	$229
Non-cash charges in fourth quarter 2008	$—	$(43)	$(43)

Expense incurred in first quarter 2009:
Industrial and Transportation	$22	$1	$23
Health Care	4	—	4
Consumer and Office	2	—	2
Safety, Security and Protection Services	4	—	4
Display and Graphics	1	5	6
Electro and Communications	3	—	3
Corporate and Unallocated	25	—	25
First quarter 2009 expense	$61	$6	$67

Non-cash charges in first quarter 2009	$—	(6)	$(6)
Cash payments in first quarter 2009	(107)	—	(107)
Accrued liability balance at Mar. 31, 2009	$140	$—	$140

Expense incurred in second quarter 2009:
Industrial and Transportation	$40	$4	$44
Health Care	15	—	15
Consumer and Office	11	—	11
Safety, Security and Protection Services	13	—	13
Display and Graphics	10	8	18
Electro and Communications	7	—	7
Corporate and Unallocated	7	1	8
Second quarter 2009 expense	$103	$13	$116

Non-cash charges in second quarter 2009	$(21)	$(13)	$(34)
Cash payments in second quarter 2009	(67)	—	(67)
Accrued liability balance at June 30, 2009	$155	$—	$155

The majority of the remaining employee related items and benefits associated with these actions are expected to be paid out in cash through the remainder of 2009.  As discussed in Note 8, a $21 million non-cash charge related to special termination benefits was recorded that related to the approximately 700 participants who accepted the voluntary early retirement incentive program offer.

NOTE 5.  Supplemental Equity and Comprehensive Income Information

Consolidated Statement of Changes in Equity

3M Company and Subsidiaries

Three months ended June 30, 2009

	3M Company Shareholders
		Common				Accumulated
		Stock and				Other
		Additional			Unearned	Comprehensive	Non-
		Paid-in	Retained	Treasury	Comp-	Income	controlling
(Millions)	Total	Capital	Earnings	Stock	ensation	(Loss)	Interest
Balance at March 31, 2009	$10,141	$3,095	$22,369	$(11,618)	$(18)	$(4,091)	$404

Net income including noncontrolling interest	792		783				9
Cumulative translation adjustment	460					455	5
Defined benefit pension andpostretirement plans adjustment	21					21
Debt and equity securities - unrealized gain (loss)	4					4
Cash flow hedging instruments - unrealized gain (loss)	(72)					(72)
Total comprehensive income	1,205
Dividends paid	(355)		(355)
Amortization of unearned compensation	(4)				(4)
Stock-based compensation, net of tax impacts	47	47
Reacquired stock	(5)			(5)
Issuances pursuant to stock option and benefit plans	192		(90)	282
Balance at June 30, 2009	$11,221	$3,142	$22,707	$(11,341)	$(22)	$(3,683)	$418

3M Company and Subsidiaries

Six months ended June 30, 2009

	3M Company Shareholders
		Common				Accumulated
		Stock and				Other
		Additional			Unearned	Comprehensive	Non-
		Paid-in	Retained	Treasury	Comp-	Income	controlling
(Millions)	Total	Capital	Earnings	Stock	ensation	(Loss)	Interest
Balance at December 31, 2008	$10,304	$3,015	$22,227	$(11,676)	$(40)	$(3,646)	$424

Net income including noncontrolling interest	1,322		1,301				21
Cumulative translation adjustment	8					35	(27)
Defined benefit pension andpostretirement plans adjustment	—					—
Debt and equity securities - unrealized gain (loss)	5					5
Cash flow hedging instruments - unrealized gain (loss)	(77)					(77)
Total comprehensive income	1,258
Dividends paid	(709)		(709)
Amortization of unearned compensation	18				18
Stock-based compensation, net of tax impacts	127	127
Reacquired stock	(5)			(5)
Issuances pursuant to stock option and benefit plans	228		(112)	340
Balance at June 30, 2009	$11,221	$3,142	$22,707	$(11,341)	$(22)	$(3,683)	$418

Consolidated Statement of Changes in Equity

3M Company and Subsidiaries

Three months ended June 30, 2008

	3M Company Shareholders
		Common				Accumulated
		Stock and				Other
		Additional			Unearned	Comprehensive	Non-
		Paid-in	Retained	Treasury	Comp-	Income	controlling
(Millions)	Total	Capital	Earnings	Stock	ensation	(Loss)	Interest
Balance at March 31, 2008	$12,792	$2,840	$20,908	$(10,900)	$(58)	$(355)	$357

Net income including noncontrolling interest	963		945				18
Cumulative translation adjustment	(141)					(132)	(9)
Defined benefit pension and postretirement plans adjustment	15					14	1
Debt and equity securities - unrealized gain (loss)	(7)					(7)
Cash flow hedging instruments - unrealized gain (loss)	29					29
Total comprehensive income	859
Dividends paid	(351)		(351)
Amortization of unearned compensation	(3)				(3)
Stock-based compensation, net of tax impacts	95	95
Reacquired stock	(621)			(621)
Issuances pursuant to stock option and benefit plans	131		(88)	219
Balance at June 30, 2008	$12,902	$2,935	$21,414	$(11,302)	$(61)	$(451)	$367

3M Company and Subsidiaries

Six months ended June 30, 2008

	3M Company Shareholders
		Common				Accumulated
		Stock and				Other
		Additional			Unearned	Comprehensive	Non-
		Paid-in	Retained	Treasury	Comp-	Income	controlling
(Millions)	Total	Capital	Earnings	Stock	ensation	(Loss)	Interest
Balance at December 31, 2007	$12,072	$2,798	$20,295	$(10,520)	$(79)	$(747)	$325

Net income including noncontrolling interest	1,969		1,933				36
Cumulative translation adjustment	246					229	17
Defined benefit pension and postretirement plans adjustment	46					45	1
Debt and equity securities - unrealized gain (loss)	(3)					(3)
Cash flow hedging instruments - unrealized gain (loss)	25					25
Total comprehensive income	2,283
Dividends paid	(716)		(704)				(12)
Amortization of unearned compensation	18				18
Stock-based compensation, net of tax impacts	137	137
Reacquired stock	(1,117)			(1,117)
Issuances pursuant to stock option
And benefit plans	225		(110)	335
Balance at June 30, 2008	$12,902	$2,935	$21,414	$(11,302)	$(61)	$(451)	$367

Consolidated Statement of Comprehensive Income (Loss)

	Three months ended June 30		Six months ended June 30
(Millions)	2009	2008	2009	2008
Net income including noncontrolling interest	$792	$963	$1,322	$1,969
Other comprehensive income, net of tax:
Cumulative translation adjustment	460	(141)	8	246
Defined benefit pension and postretirement plans adjustment	21	15	—	46
Debt and equity securities, unrealized gain (loss)	4	(7)	5	(3)
Cash flow hedging instruments, unrealized gain (loss)	(72)	29	(77)	25
Total other comprehensive income (loss), net of tax	413	(104)	(64)	314
Comprehensive income (loss) including noncontrolling interest	1,205	859	1,258	2,283
Comprehensive (income) loss attributable to noncontrolling interest	(14)	(10)	6	(54)
Comprehensive income (loss) attributable to 3M	$1,191	$849	1,264	$2,229

Accumulated Other Comprehensive Income (Loss) Attributable to 3M

	June 30,	Dec. 31,
(Millions)	2009	2008
Cumulative translation adjustment	$(111)	$(146)
Defined benefit pension and postretirement plans adjustment	(3,525)	(3,525)
Debt and equity securities, unrealized gain (loss)	(14)	(19)
Cash flow hedging instruments, unrealized gain (loss)	(33)	44
Total accumulated other comprehensive income (loss)	$(3,683)	$(3,646)

Components of Comprehensive Income (Loss) Attributable to 3M

	Three months ended June 30,		Six months ended June 30,
(Millions)	2009	2008	2009	2008
Net income attributable to 3M	$783	$945	$1,301	$1,933

Cumulative translation	437	(72)	74	210
Tax effect	18	(60)	(39)	19
Cumulative translation - net of tax	455	(132)	35	229

Defined benefit pension and postretirement plans adjustment	35	19	(5)	68
Tax effect	(14)	(5)	5	(23)
Defined benefit pension and postretirement plans adjustment - net of tax	21	14	—	45

Debt and equity securities, unrealized gain (loss)	6	(11)	8	(4)
Tax effect	(2)	4	(3)	1
Debt and equity securities, unrealized gain (loss) - net of tax	4	(7)	5	(3)

Cash flow hedging instruments, unrealized gain (loss)	(114)	51	(125)	45
Tax effect	42	(22)	48	(20)
Cash flow hedging instruments, unrealized gain (loss) - net of tax	(72)	29	(77)	25

Total comprehensive income (loss) attributable to 3M	$1,191	$849	$1,264	$2,229

Reclassification adjustments are made to avoid double counting in comprehensive income items that are also recorded as part of net income. 3M had no reclassification adjustments attributable to noncontrolling interest. As disclosed in Note 8, for the three and six months ended June 30, 2009, $34 million pre-tax ($22 million after tax) and $70 million pre-tax ($45 million after tax), respectively, were reclassified to earnings from accumulated other comprehensive income attributable to 3M to pension and postretirement expense in the income statement. These pension and postretirement expense amounts are shown in the table in Note 8 as amortization of transition (asset) obligation, amortization of prior service cost (benefit) and amortization of net actuarial (gain) loss. Reclassifications to earnings from accumulated other comprehensive income for debt and equity securities, which primarily include marketable securities, were not material for the three and six-months ended June 30, 2009. Refer to Note 9 for a table that recaps pre-tax cash flow hedging instruments reclassifications. Income taxes are not provided for foreign currency translation relating to permanent investments in international subsidiaries, but tax effects within cumulative translation do include impacts from items such as net investment hedge transactions.

NOTE 6.  Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2002.

The Internal Revenue Service (IRS) completed its examination of the Company’s U.S. federal income tax returns for the years 2002 through 2004 in the first quarter of 2008. The outcome of the 2002 through 2004 audit cycle impacted the 2001 tax year, which was settled in the second quarter of 2008. Currently, the Company is under examination by the IRS for its U.S. federal income tax returns for the years 2005 through 2008. It is anticipated that the IRS will complete its examination of the Company for these years by the end of the first quarter of 2010. As of June 30, 2009, the IRS has not proposed any significant adjustments to the Company’s tax positions. Currently, the Company is not able to reasonably estimate the amount by which the liability for unrecognized tax benefits will increase or decrease during the next 12 months as a result of the ongoing IRS audit. However, the Company does not anticipate any adjustments that would result in a material change to its financial position. Payments relating to any proposed assessments arising from the 2005 through 2007 audit may not be made until a final agreement is reached between the Company and the IRS on such assessments or upon a final resolution resulting from the administrative appeals process or judicial action. In addition to the U.S. federal examination, there is also limited audit activity in several U.S. state and foreign jurisdictions. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of June 30, 2009 and December 31, 2008, respectively, are $349 million and $334 million.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in tax expense. The Company recognized in the consolidated statement of income on a gross basis approximately $3 million of expense and a benefit of $1 million for the three months ended June 30, 2009 and June 30, 2008, respectively, and approximately $6 million of expense and a benefit of $2 million for the six months ended June 30, 2009 and June 30, 2008, respectively. At June 30, 2009 and December 31, 2008, accrued interest and penalties in the consolidated balance sheet on a gross basis were $53 million and $47 million, respectively. Included in these interest and penalty amounts are interest and penalties related to tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

NOTE 7.  Marketable Securities

The Company invests in agency securities, corporate securities, asset-backed securities, treasury securities and other securities. The following is a summary of amounts recorded on the Consolidated Balance Sheet for marketable securities (current and non-current).

	June 30,	Dec. 31,
(Millions)	2009	2008

Agency securities	$150	$180
Corporate securities	99	145
Asset-backed securities:
Automobile loans related	65	24
Credit cards related	19	—
Other	20	11
Asset-backed securities total	104	35
Other securities	25	13

Current marketable securities	$378	$373

Agency securities	$36	$200
Corporate securities	53	62
Treasury securities	83	12
Asset-backed securities:
Automobile loans related	57	25
Credit cards related	64	40
Other	10	11
Asset-backed securities total	131	76
Auction rate and other securities	4	2

Non-current marketable securities	$307	$352

Total marketable securities	$685	$725

Classification of marketable securities as current or non-current is dependent upon management’s intended holding period, the security’s maturity date and liquidity considerations based on market conditions. If management intends to hold the securities for longer than one year as of the balance sheet date, they are classified as non-current. At June 30, 2009, gross unrealized losses totaled approximately $20 million (pre-tax), while gross unrealized gains totaled approximately $3 million (pre-tax). At December 31, 2008, gross unrealized losses totaled approximately $30 million (pre-tax), while gross unrealized gains were not material. Gross unrealized losses related to auction rate securities totaled $13 million and $16 million (pre-tax) as of June 30, 2009 and December 31, 2008, respectively. Gross realized gains and losses on sales or maturities of marketable securities for the first six months of 2009 and 2008 were not material. Cost of securities sold or reclassified use the first in, first out (FIFO) method. Since these marketable securities are classified as available-for-sale securities, changes in fair value will flow through other comprehensive income, with amounts reclassified out of other comprehensive income into earnings upon sale or “other-than-temporary” impairment.

3M has a diversified marketable securities portfolio of $685 million as of June 30, 2009. Within this portfolio, current and long-term asset-backed securities (estimated fair value of $235 million) are primarily comprised of interests in automobile loans and credit cards. At June 30, 2009, the asset-backed securities credit ratings were AAA or A-1+, with the exception of one security rated BBB with a fair market value of less than $1 million. Historically, 3M’s marketable securities portfolio included auction rate securities that represented interests in investment grade credit default swaps, however, these have been written down to $4 million as of June 30, 2009. Since the second half of 2007, these auction rate securities failed to auction due to sell orders exceeding buy orders. Liquidity for these auction-rate securities is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals, usually every 7, 28, 35, or 90 days. The funds associated with failed auctions will not be accessible until a successful auction occurs or a buyer is found outside of the auction process. Based upon an analysis of “temporary” and “other-than-temporary” impairment factors, auction rate securities with an original par value of approximately $34 million were written-down to an estimated fair value of $1 million as of December 31, 2008 and adjusted to an estimated fair value of $4 million as of June 30, 2009. There are $13 million (pre-tax) of temporary impairments associated with auction rate securities at June 30, 2009, which were recorded as unrealized losses within other comprehensive income. As of June 30, 2009, these investments have been in a loss position for approximately 21 months. 3M recorded “other-than-temporary” impairment charges that reduced pre-tax income by approximately $8 million in the second quarter of 2008, $1 million in the first quarter of 2008, and $8 million in the fourth quarter of 2007. Refer to Note 10 for a table that reconciles the beginning and ending balances of auction rate securities.

3M reviews impairments associated with the above in accordance with Emerging Issues Task Force (EITF) 03-1 and FSP No. SFAS 115-1 and 124-1, “The Meaning of Other-Than-Temporary-Impairment and Its Application to Certain Investments,” as well as EITF 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets,” and related interpretations to determine the classification of the impairment as “temporary” or “other-than-temporary.” In addition, as discussed in Note 1, beginning in April 2009, the Company considers the guidance of FSP No. FAS 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP 115-2), with respect to the determination of “other-than-temporary” impairments associated with investments in debt securities. A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income component of equity. Such an unrealized loss does not reduce net income for the applicable accounting period because the loss is not viewed as other-than-temporary. The Company believes that a portion of the impairment of its auction rate securities investments is temporary and a portion is other-than-temporary. The factors evaluated to differentiate between temporary and other-than-temporary include the projected future cash flows, credit ratings actions, and assessment of the credit quality of the underlying collateral, as well as the factors included in the impairment model for debt securities included in FSP 115-2 as described in Note 1.

The balances at June 30, 2009 for marketable securities by contractual maturity are shown below. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

June 30,
(Millions)	2009

Due in one year or less	$309
Due after one year through three years	232
Due after three years through five years	126
Due after five years	18

Total marketable securities	$685

NOTE 8.  Pension and Postretirement Benefit Plans

Components of net periodic benefit cost and other supplemental information for the three and six months ended June 30 follow:

Benefit Plan Information

	Three months ended June 30,
	Qualified and Non-qualified
	Pension Benefits				Postretirement
	United States		International		Benefits
(Millions)	2009	2008	2009	2008	2009	2008

Service cost	$46	$48	$24	$31	$13	$13
Interest cost	155	149	55	66	24	25
Expected return on plan assets	(226)	(222)	(61)	(80)	(23)	(26)
Amortization of transition (asset) obligation	—	—	—	1	—	—
Amortization of prior service cost (benefit)	4	4	(1)	(1)	(20)	(25)
Amortization of net actuarial (gain) loss	24	14	11	10	16	16
Net periodic benefit cost (benefit)	$3	$(7)	$28	$27	$10	$3
Settlements, curtailments and special termination benefits	25	1	1	—	—	—
Net periodic benefit cost (benefit) after settlements, curtailments and special termination benefits	$28	$(6)	$29	$27	$10	$3

	Six months ended June 30,
	Qualified and Non-qualified
	Pension Benefits				Postretirement
	United States		International		Benefits
(Millions)	2009	2008	2009	2008	2009	2008

Service cost	$92	$96	$48	$62	$26	$26
Interest cost	310	298	111	132	48	51
Expected return on plan assets	(453)	(444)	(123)	(160)	(46)	(52)
Amortization of transition (asset) obligation	—	—	1	2	—	—
Amortization of prior service cost (benefit)	8	8	(2)	(2)	(40)	(46)
Amortization of net actuarial (gain) loss	49	28	21	20	33	32
Net periodic benefit cost (benefit)	$6	$(14)	$56	$54	$21	$11
Settlements, curtailments and special termination benefits	25	1	1	—	—	—
Net periodic benefit cost (benefit) after settlements, curtailments and special termination benefits	$31	$(13)	$57	$54	$21	$11

For the six months ended June 30, 2009, contributions totaling $171 million were made to the Company’s U.S. and international pension plans and $34 million to its postretirement plans. For the last six months of 2009, the Company expects to contribute approximately $700 million to its U.S. and international pension plans and approximately $100 million to its postretirement plans. Of this remaining $800 million, the Company intends to make pension contributions in shares of its common stock for approximately $600 million related to its U.S. plans. The Company does not have a required minimum pension contribution obligation for its U.S. plans in 2009. Therefore, the amount of the anticipated discretionary pension contribution could vary significantly depending on the U.S. plans’ funding status as of the 2009 measurement date and the anticipated tax deductibility of the contribution. 3M’s annual measurement date for pension and postretirement assets and liabilities is December 31 each year, which is also the date used for the related annual measurement assumptions.

In April 2009, the Company offered a voluntary early retirement incentive program to certain eligible participants of its U.S. pension plans who meet age and years of pension service requirements. The eligible participants who accepted the offer and retired by June 1, 2009 received an enhanced pension benefit. Pension benefits were enhanced by adding one additional year of pension service and one additional year of age for certain benefit calculations.  Approximately 700 participants accepted the offer and retired by June 1, 2009.  As a result the Company incurred a $21 million charge related to these special termination benefits.

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

Additional information with respect to the impacts on other comprehensive income of nonderivative hedging and derivative instruments is included in Note 5. Additional information with respect to the fair value of derivative instruments is included in Note 10.  References to information regarding derivatives and/or hedging instruments associated with the Company’s long-term debt are also made in Note 10 to the Consolidated Financial Statements in 3M’s Current Report on Form 8-K filed May 13, 2009.

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

Cash Flow Hedging - Foreign Currency Forward and Option Contracts: The Company enters into foreign exchange forward and option contracts to hedge against the effect of exchange rate fluctuations on cash flows denominated in foreign currencies and certain intercompany financing transactions. These transactions are designated as cash flow hedges. The settlement or extension of these derivatives will result in reclassifications (from accumulated other comprehensive income) to earnings in the period during which the hedged transactions affect earnings. Generally, 3M dedesignates these cash flow hedge relationships in advance of the occurrence of the forecasted transaction.  The portion of gains or losses on the derivative instrument previously accumulated in other comprehensive income for dedesignated hedges remains in accumulated other comprehensive income until the forecasted transaction occurs.  Changes in the value of derivative instruments after dedesignation are recorded in earnings and are included in the Derivatives Not Designated as Hedging Instruments section below.  Hedge ineffectiveness and the amount excluded from effectiveness testing recognized in income on cash flow hedges were not material for the three and six month periods ended June 30, 2009 and 2008. The maximum length of time over which 3M hedges its exposure to the variability in future cash flows for a majority of the forecasted transactions is 12 months and, accordingly, at June 30, 2009, the majority of the Company’s open foreign exchange forward and option contracts had maturities of one year or less.  The dollar equivalent gross notional amount of the Company’s foreign exchange forward and option contracts designated as cash flow hedges at June 30, 2009 was approximately $2.9 billion.

Cash Flow Hedging - Commodity Price Management: The Company manages commodity price risks through negotiated supply contracts, price protection agreements and forward physical contracts. The Company uses commodity price swaps relative to natural gas as cash flow hedges of forecasted transactions to manage price volatility. The related mark-to-market gain or loss on qualifying hedges is included in other comprehensive income to the extent effective, and reclassified into cost of sales in the period during which the hedged transaction affects earnings. Generally, the length of time over which 3M hedges its exposure to the variability in future cash flows for its forecasted natural gas transactions is 12 months. No significant commodity cash flow hedges were discontinued and hedge ineffectiveness was not material for the three and six month periods ended June 30, 2009 and 2008. The dollar equivalent gross notional amount of the Company’s natural gas commodity price swaps designated as cash flow hedges at June 30, 2009 was $50 million.

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

Three months ended June 30, 2009 (Millions)	Pretax Gain (Loss) Recognized in Other Comprehensive Income on Effective Portion of Derivative	Pretax Gain (Loss) Recognized in Income on Effective Portion of Derivative as a Result of Reclassification from Accumulated Other Comprehensive Income		Ineffective Portion of Gain (Loss) on Derivative and Amount Excluded from Effectiveness Testing Recognized in Income
Derivatives in Cash Flow Hedging Relationships	Amount	Location	Amount	Location	Amount
Foreign currency forward/option contracts	$(65)	Cost of sales	$53	Cost of sales	$—
Foreign currency forward contracts	19	Interest expense	16	Interest expense	—
Commodity price swap contracts	(9)	Cost of sales	(10)	Cost of sales	—
Total	$(55)		$59		$—

Six months ended June 30, 2009 (Millions)	Pretax Gain (Loss) Recognized in Other Comprehensive Income on Effective Portion of Derivative	Pretax Gain (Loss) Recognized in Income on Effective Portion of Derivative as a Result of Reclassification from Accumulated Other Comprehensive Income		Ineffective Portion of Gain (Loss) on Derivative and Amount Excluded from Effectiveness Testing Recognized in Income
Derivatives in Cash Flow Hedging Relationships	Amount	Location	Amount	Location	Amount
Foreign currency forward/option contracts	$(32)	Cost of sales	$97	Cost of sales	$—
Foreign currency forward contracts	28	Interest expense	19	Interest expense	—
Commodity price swap contracts	(24)	Cost of sales	(19)	Cost of sales	—
Total	$(28)		$97		$—

As of June 30, 2009, the Company had a balance of $33 million associated with the after tax net unrealized loss associated with cash flow hedging instruments recorded in accumulated other comprehensive income.  3M expects to reclassify to earnings over the next 12 months a majority of this balance (with the impact offset by cash flows from underlying hedged items).

Fair Value Hedges:

For derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivatives as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings.

Fair Value Hedging - Interest Rate Swaps: The Company manages interest expense using a mix of fixed and floating rate debt. To help manage borrowing costs, the Company may enter into interest rate swaps. Under these arrangements, the Company agrees to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated by reference to an agreed-upon notional principal amount. The dollar equivalent (based on inception date foreign currency exchange rates) gross notional amount of the Company’s interest rate swaps at June 30, 2009 was $1,752 million.

At June 30, 2009, the Company had interest rate swaps designated as fair value hedges of underlying fixed rate obligations. In November 2006, the Company entered into a $400 million fixed-to-floating interest rate swap concurrent with the issuance of the three-year medium-term note due in 2009. Also, in July 2007, in connection with the issuance of a seven-year Eurobond for an amount of 750 million Euros, the Company completed a fixed-to-floating interest rate swap on a notional amount of 400 million Euros as a fair value hedge of a portion of the fixed interest rate Eurobond obligation. In May 2009, the Company entered into two fixed-to-floating interest rate swaps with an aggregate notional amount of $800 million designated as fair value hedges of the fixed interest rate obligation under the existing $800 million, three-year, 4.50% notes issued in October 2008.  The mark-to-market of these fair value hedges is recorded as gains or losses in interest expense and is offset by the gain or loss on the underlying debt instrument, which also is recorded in interest expense. These fair value hedges are 100 percent effective and, thus, there is no impact on earnings due to hedge ineffectiveness.

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

The location in the consolidated statements of income and amounts of gains and losses related to derivative instruments designated as fair value hedges and similar information relative to the hedged items are as follows:

Three months ended June 30, 2009	Gain (Loss) on Derivative		Gain (Loss) on Hedged Item
(Millions)	Recognized in Income		Recognized in Income
Derivatives in Fair Value Hedging Relationships	Location	Amount	Location	Amount
Interest rate swap contracts	Interest expense	$(10)	Interest expense	$10
Total		$(10)		$10

Six months ended June 30, 2009	Gain (Loss) on Derivative		Gain (Loss) on Hedged Item
(Millions)	Recognized in Income		Recognized in Income
Derivatives in Fair Value Hedging Relationships	Location	Amount	Location	Amount
Interest rate swap contracts	Interest expense	$4	Interest expense	$(4)
Total		$4		$(4)

Net Investment Hedges:

As circumstances warrant, the Company uses cross currency swaps, forwards and foreign currency denominated debt to hedge portions of the Company’s net investments in foreign operations. For hedges that meet the effectiveness requirements, the net gains or losses attributable to changes in spot exchange rates are recorded in cumulative translation within other comprehensive income. The remainder of the change in value of such instruments is recorded in earnings. Recognition in earnings of amounts previously recorded in cumulative translation is limited to circumstances such as complete or substantially complete liquidation of the net investment in the hedged foreign operation. The dollar equivalent gross notional amount of the Company’s cross currency swaps and foreign currency forward contracts designated as net investment hedges at June 30, 2009 was $500 million.

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

Three months ended June 30, 2009 (Millions) Derivative and Nonderivative Instruments in	Pretax Gain (Loss) Recognized as Cumulative Translation within Other Comprehensive Income on Effective Portion of Instrument	Ineffective Portion of Gain (Loss) on Instrument and Amount Excluded from Effectiveness Testing Recognized in Income
Net Investment Hedging Relationships	Amount	Location	Amount
Cross currency swap contracts	$(19)	Interest expense	$—
Foreign currency denominated debt	(75)	N/A	—
Total	$(94)		$—

Six months ended June 30, 2009 (Millions) Derivative and Nonderivative Instruments in	Pretax Gain (Loss) Recognized as Cumulative Translation within Other Comprehensive Income on Effective Portion of Instrument	Ineffective Portion of Gain (Loss) on Instrument and Amount Excluded from Effectiveness Testing Recognized in Income
Net Investment Hedging Relationships	Amount	Location	Amount
Cross currency swap contracts	$19	Interest expense	$—
Foreign currency denominated debt	20	N/A	—
Total	$39		$—

Derivatives Not Designated as Hedging Instruments:

Derivatives not designated as hedging instruments include dedesignated foreign currency forward and option contracts that formerly were designated in cash flow hedging relationships (as referenced in the Cash Flow Hedges section above). In addition, 3M enters into foreign currency forward contracts and commodity price swaps to offset, in part, the impacts of certain intercompany activities (primarily associated with intercompany licensing arrangements) and fluctuations in costs associated with the use of certain precious metals, respectively.  These derivative instruments are not designated in hedging relationships; therefore, fair value gains and losses on these contracts are recorded in earnings.  The dollar equivalent gross notional amount of these forward, option and swap contracts not designated as hedging instruments totaled $488 million as of June 30, 2009.  The Company does not hold or issue derivative financial instruments for trading purposes.

The location in the consolidated statements of income and amounts of gains and losses related to derivative instruments not designated as hedging instruments are as follows:

	Three months ended June 30, 2009		Six months ended June 30, 2009
	Gain (Loss) on Derivative		Gain (Loss) on Derivative
(Millions)	Recognized in Income		Recognized in Income
Derivatives Not Designated as Hedging Instruments	Location	Amount	Location	Amount
Foreign currency forward/option contracts	Cost of sales	$(34)	Cost of sales	$(21)
Commodity price swap contracts	Cost of sales	—	Cost of sales	(1)
Total		$(34)		$(22)

Location and Fair Value Amount of Derivative Instruments

The following table summarizes the fair value of 3M’s derivative instruments, excluding nonderivative instruments used as hedging instruments, and their location in the consolidated balance sheet.

June 30, 2009
(Millions)	Assets		Liabilities
Fair Value of Derivative Instruments	Location	Amount	Location	Amount

Derivatives designated as hedging instruments
Foreign currency forward/option contracts	Other current assets	$43	Other current liabilities	$104
Commodity price swap contracts	Other current assets	—	Other current liabilities	21
Interest rate swap contracts	Other current assets	5	Other current liabilities	—
Interest rate swap contracts	Other assets	51	Other liabilities	6
Cross currency swap contracts	Other current assets	—	Other current liabilities	80
Total derivatives designated as hedging instruments		$99		$211

Derivatives not designated as hedging instruments
Foreign currency forward/option contracts	Other current assets	$1	Other current liabilities	$20
Commodity price swap contracts	Other current assets	—	Other current liabilities	—
Total derivatives not designated as hedging instruments		$1		$20

Total derivative instruments		$100		$231

Additional information with respect to the fair value of derivative instruments is included in Note 10.

Currency Effects and Credit Risk

Currency Effects: 3M estimates that year-on-year currency effects, including hedging impacts, decreased net income attributable to 3M by approximately $80 million for the for the three months ended June 30, 2009 and decreased net income attributable to 3M by approximately $100 million for the six months ended June 30, 2009. This estimate includes the effect of translating profits from local currencies into U.S. dollars; the impact of currency fluctuations on the transfer of goods between 3M operations in the United States and abroad; and transaction gains and losses, including derivative instruments designed to reduce foreign currency exchange rate risks and the negative impact of swapping Venezuelan bolivars into U.S. dollars. 3M estimates that year-on-year derivative and other transaction gains and losses had a minimal impact on net income attributable to 3M for the three months ended June 30, 2009 and increased net income attributable to 3M by approximately $65 million for the six months ended June 30, 2009.

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis:

At 3M, effective January 1, 2008, fair value under SFAS No. 157 (as impacted by FSP Nos. FAS 157-1 and 157-2) principally applied to financial asset and liabilities such as available-for-sale marketable securities, available-for-sale investments (included as part of investments in the Consolidated Balance Sheet) and certain derivative instruments. Derivatives include cash flow hedges, interest rate swaps and most net investment hedges. These items were previously and will continue to be marked-to-market at each reporting period; however, the definition of fair value used for these mark-to-markets is now applied using SFAS No. 157. The information in the following paragraphs and tables primarily addresses matters relative to these financial assets and liabilities. The information incorporates the guidance of FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active,” which was effective for 3M beginning with the quarter ended September 30, 2008, and FSP No. FAS 157-4, “Determining Fair Values When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” which was effective for 3M beginning April 1, 2009. Separately, there were no material fair value measurements with respect to nonfinancial assets or liabilities that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis subsequent to the effective date of SFAS No. 157 (as impacted by associated FSP’s).

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

	Fair Value
(Millions)	at June 30,	Fair Value Measurements Using Inputs Considered as
Description	2009	Level 1	Level 2	Level 3
Assets:
Available-for-sale:
Marketable securities:
Agency securities	$186	$—	$186	$—
Corporate securities	152	—	152
Asset-backed securities:
Credit cards related	83	—	83	—
Automobile loans related	122	—	122	—
Other	30	—	30	—
Treasury securities	83	83
Auction rate securities	4	—	—	4
Other securities	25	—	25	—
Investments	6	6	—	—
Derivative instruments — assets	100	44	56	—

Liabilities:
Derivative instruments — liabilities	231	145	86	—

	Fair Value
(Millions)	at Dec. 31,	Fair Value Measurements Using Inputs Considered as
Description	2008	Level 1	Level 2	Level 3
Assets:
Available-for-sale:
Marketable securities:
Agency securities	$380	$—	$380	$—
Corporate securities	207	—	207	—
Asset-backed securities:
Credit cards related	40	—	40	—
Automobile loans related	49	—	49	—
Other	22	—	22	—
Treasury securities	14	14	—	—
Auction rate securities	1	—	—	1
Other securities	12	—	12	—
Investments	5	5	—	—
Derivative instruments — assets	279	221	58	—

Liabilities:
Derivative instruments — liabilities	212	99	113	—

The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3).

(Millions)	Three-months ended June 30,		Six-months ended June 30,
Marketable securities — auction rate securities only	2009	2008	2009	2008
Beginning balance	$—	$11	$1	$16
Total gains or losses:
Included in earnings	—	(2)	—	(3)
Included in other comprehensive income	4	1	3	(3)
Purchases, issuances, and settlements	—	—	—	—
Transfers in and/or out of Level 3	—	—	—	—
Ending balance (June 30)	4	10	4	10

Additional losses included in earnings due to reclassifications from other comprehensive income for securities still held at June 30	—	(6)	—	(6)

In addition, the plan assets of 3M’s pension and postretirement benefit plans are measured at fair value on a recurring basis (at least annually).

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis:

Disclosures for nonfinancial assets and liabilities that are measured at fair value, but are recognized and disclosed at fair value on a nonrecurring basis, are required prospectively beginning January 1, 2009. During the six months ended June 30, 2009, such measurements of fair value related primarily to the nonfinancial assets and liabilities with respect to the business combinations that closed in 2009 and long-lived asset impairments in 2009.

The net identifiable tangible and intangible assets and liabilities (excluding goodwill) for business combinations that closed in 2009 (discussed in Note 2) was not material for the three months ended June 30, 2009 and totaled approximately $7 million for the six months ended June 30, 2009. For business combinations, 3M uses inputs other than quoted prices that are observable, such as interest rates, cost of capital, and market comparable royalty rates, which are applied to income and market valuation approaches. 3M considers these level 2 inputs.

For the three and six months ended June 30, 2009, long-lived asset impairments totaled approximately $26 million and $32 million, pre-tax, respectively. These include the portion of 2009 restructuring actions related to long-lived asset impairments as discussed in Note 4, with the complete carrying amount of such assets written off and included in operating income results. In addition to the restructuring activities, in June 2009 the Company recorded a $13 million impairment of certain long-lived assets associated with the UK passport production activity of 3M’s Security Systems Division (within the Safety, Security and Protection Services business segment). In June 2009, 3M was notified that the UK government decided to award the production of its passports to a competitor upon the expiration of 3M’s existing UK passport contracts in October 2010. Accordingly, 3M tested the long lived assets associated with the UK passport activity for recoverability which indicated that the asset grouping’s carrying amount exceeded the remaining expected cash flows. As a result, associated assets were written down to a fair value of $41 million in June 2009. 3M primarily uses a discounted cash flow model that uses inputs other than quoted prices that are observable, such as interest rates and cost of capital, to determine the fair value of such assets. 3M considers these level 2 inputs. Refer to Note 1 (“Property, plant and equipment” and “Intangible Assets”) in 3M’s Form 8-K filed May 13, 2009 (which updated 3M’s 2008 Annual Report on Form 10-K) for further discussion of accounting policies related to long-lived asset impairments.

The following table provides information by level for nonfinancial assets and liabilities that were measured at fair value during 2009, as defined by SFAS No. 157, on a nonrecurring basis.

Three months ended June 30, 2009		Fair Value Measurements Using
(millions)		Quoted Prices
	Fair value	in Active	Significant
Description	Three-months ended June 30, 2009	Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Long-lived assets held and used	$41	$—	$41	$—	$(26)
Business combinations	—	—	—	—	—
Total					$(26)

Six months ended June 30, 2009		Fair Value Measurements Using
(millions)		Quoted Prices
		in Active	Significant
	Fair value	Markets for	Other	Significant
Description	Six-months ended June 30, 2009	Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Gains (Losses)
Long-lived assets held and used	$41	$—	$41	$—	$(32)
Business combinations	7	—	7	—	—
Total					$(32)

Fair Value of Financial Instruments:

The Company’s financial instruments include cash and cash equivalents, marketable securities, accounts receivable, investments, accounts payable, borrowings, and derivative contracts. The fair values of cash and cash equivalents, accounts receivable, accounts payable, and short-term borrowings and current portion of long-term debt (except the $350 million dealer remarketable securities) approximated carrying values because of the short-term nature of these instruments. Available-for-sale marketable securities and investments, in addition to certain derivative instruments, are recorded at fair values as indicated in the preceding disclosures. Fair values for investments held at cost are not readily available, but are estimated to approximate fair value. The Company utilized third-party quotes to estimate fair values for its dealer remarketable securities and long-term debt. Information with respect to the carrying amounts and estimated fair values of these financial instruments follow:

	June 30, 2009		Dec. 31, 2008
(Millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Dealer remarketable securities	$350	$365	$350	$364
Long-term debt, excluding current portion	5,172	5,359	5,166	5,375

The fair values reflected above consider the terms of the related debt absent the impacts of derivative/hedging activity. The carrying amount of long-term debt referenced above is impacted by certain fixed-to-floating interest rate swaps that are designated as fair value hedges and by the designation of 1,025 million Euros of fixed rate Eurobond securities issued by the Company as hedging instruments of the Company’s net investment in its European subsidiaries

3M’s fixed-rate bonds are trading at a premium at June 30, 2009 and December 31, 2008 due to the low interest rates and improvement in credit spreads. The convertible debt (included in long-term debt) has a fair value which is below the carrying amount due to the low yield on the bond, combined with the 3M stock price trading below the conversion trigger price.

NOTE 11.  Commitments and Contingencies

Legal Proceedings:

The Company and some of its subsidiaries are involved in numerous claims and lawsuits, principally in the United States, and regulatory proceedings worldwide. These include various products liability (involving products that the Company now or formerly manufactured and sold), intellectual property, and commercial claims and lawsuits, including those brought under the antitrust laws, and environmental proceedings. The following sections first describe the significant legal proceedings in which the Company is involved, and then describe the liabilities and associated insurance receivables the Company has accrued relating to its significant legal proceedings. Unless otherwise stated, the Company is vigorously defending all such litigation.  Additional information can be found in Note 14 “Commitments and Contingencies” in the Company’s Current Report on Form 8-K filed May 13, 2009, including information about the Company’s process for establishing and disclosing accruals and insurance receivables.

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

In May 2008, the Company and the individual defendants agreed to settle the litigation without admitting any liability or wrongdoing of any kind. The settlement agreement, which is subject to court approval, calls for the Compensation Committee of the Company’s Board of Directors to adopt a resolution formally stating its interpretation of certain aspects of the Plan, and the Company to file a Current Report on Form 8-K to the same effect, and to pay up to $600,000 in attorney’s fees to the plaintiff’s counsel. On December 30, 2008, the Court issued an order preliminarily approving the settlement agreement.  As a result, the Company notified all stockholders of the proposed settlement and its terms and their right to object to the terms of the settlement. On June 5, 2009, the Court issued an order approving the settlement.

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

Respirator Mask/Asbestos Litigation

As of June 30, 2009, the Company is a named defendant, with multiple co-defendants, in numerous lawsuits in various courts that purport to represent approximately 2,640 individual claimants, similar to the number of individual claimants with actions pending at March 31, 2009 and December 31, 2008.

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

On July 6, 2009, after nearly four months of trial in the Superior Court of Alameda County, California, the trial judge granted the Company’s motion to dismiss all claims against the Company at the end of the plaintiff’s case. The plaintiff, who is suffering from mesothelioma as a result of his exposure to asbestos, claimed that the Company’s respirators were defective and failed to provide him with adequate protection and came with inadequate warnings.  The trial judge dismissed all claims against the Company because the plaintiff failed to prove that a defect in the Company’s respirator or its warnings was a substantial factor in causing the plaintiff’s mesothelioma. With this dismissal, the Company has prevailed in all nine cases taken to trial, including seven of the eight cases tried to verdict (such trials occurred in 1999, 2000, 2001, 2003, 2004, and 2007), and an appellate reversal in 2005 of the one jury verdict adverse to the Company.

Respirator Mask/Asbestos Litigation – Aearo Technologies

On April 1, 2008, a subsidiary of the Company purchased the stock of Aearo Holding Corp., the parent of Aearo Technologies (“Aearo”).  Aearo manufactures and sells various products, including personal protection equipment, such as eye, ear, head, face, fall and respiratory protection products.

As of June 30, 2009, Aearo and/or other companies that previously owned and operated Aearo’s respirator business (American Optical Corporation, Warner-Lambert LLC, AO Corp. and Cabot Corporation (“Cabot”)) are named defendants, with multiple co-defendants, including the Company, in numerous lawsuits in various courts in which plaintiffs allege use of mask and respirator products and seek damages from Aearo and other defendants for alleged personal injury from workplace exposures to asbestos, silica-related, or other occupational dusts found in products manufactured by other defendants or generally in the workplace.

As of June 30, 2009, the Company, through its Aearo subsidiary, has recorded $34 million as an estimate of the probable liabilities for product liabilities and defense costs related to current and future Aearo-related asbestos and silica-related claims. Responsibility for legal costs, as well as for settlements and judgments, is currently shared in an informal arrangement among Aearo, Cabot, American Optical Corporation and a subsidiary of Warner Lambert and their insurers (the “Payor Group”). Liability is allocated among the parties based on the number of years each company sold respiratory products under the “AO Safety” brand and/or owned the AO Safety Division of American Optical Corporation and the alleged years of exposure of the individual plaintiff. Aearo’s share of the contingent liability is further limited by an agreement entered into between Aearo and Cabot on July 11, 1995. This agreement provides that, so long as Aearo pays to Cabot an annual fee of $400,000, Cabot will retain responsibility and liability for, and indemnify Aearo against, asbestos and silica-related product liability claims for respirators manufactured prior to July 11, 1995. Because the date of manufacture for a particular respirator allegedly used in the past is often difficult to determine, Aearo and Cabot have applied the agreement to claims arising out of the use of respirators while exposed to asbestos or silica or products containing asbestos or silica prior to January 1, 1997. With these arrangements in place, Aearo’s potential liability is limited to exposures alleged to have arisen from the use of respirators while exposed to asbestos, silica or other occupational dusts on or after January 1, 1997.

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

Employment Litigation

Whitaker lawsuit: As previously reported, one current and one former employee of the Company filed a purported class action in the District Court of Ramsey County, Minnesota, in December 2004, seeking to represent a class of all current and certain former salaried employees employed by the Company in Minnesota below a certain salary grade who were age 46 or older at any time during the applicable period to be determined by the Court (the “Whitaker” lawsuit). The complaint alleges the plaintiffs suffered various forms of employment discrimination on the basis of age in violation of the Minnesota Human Rights Act and seeks injunctive relief, unspecified compensatory damages (which they seek to treble under the statute), including back and front pay, punitive damages (limited by statute to $8,500 per claimant) and attorneys’ fees. In January 2006, the plaintiffs filed a motion to join four additional named plaintiffs. This motion was unopposed by the Company and the four plaintiffs were joined in the case, although one claim has been dismissed following an individual settlement. The class certification hearing was held in December 2007. On April 11, 2008, the Court granted the plaintiffs’ motion to certify the case as a class action and defined the class as all persons who were 46 or older when employed by 3M in Minnesota in a salaried exempt position below a certain salary grade at any time on or after May 10, 2003, and who did not sign a document on their last day of employment purporting to release claims arising out of their employment with 3M.  On June 25, 2008, the Minnesota Court of Appeals granted the Company’s petition for interlocutory review of the District Court’s decision granting class certification in the case. On April 28, 2009, the Court of Appeals issued its decision, reversing the District Court’s class certification decision. The Court of Appeals found that the District Court had not required plaintiffs to meet the proper legal standards for certification of a class under Minnesota law and had deferred resolving certain factual disputes that were relevant to the class certification requirements. The Court of Appeals remanded the case to the District Court for further proceedings in line with the evidentiary standards defined in its opinion. The Company believes that the Court of Appeals correctly determined the proper legal standards to apply to motions to certify a class action, but the Company also believes that plaintiffs’ motion for class certification in this case should be denied as a matter of law. Accordingly, on May 28, 2009, the Company filed in the Minnesota Supreme Court a Petition for Partial Review of the Decision of the Court of Appeals. No trial date or calendar of pretrial proceedings has been set at this time.

Garcia lawsuit: The Company was served on May 7, 2009 with a purported class action/collective action age discrimination lawsuit, which was filed in United States District Court for the Northern District of California, San Jose Division (the “Garcia lawsuit”). Five former and one current employee of the Company are seeking to represent all current and former salaried employees employed by the Company in the United States during the liability period, which plaintiffs define as 2001 to the present. In addition to the six named plaintiffs, 65 other current or former employees have signed “opt-in” forms, seeking to join the action. The Garcia lawsuit expressly excludes those persons and those claims encompassed within the proposed class and claims in the Whitaker lawsuit. The same counsel, joined by additional California counsel for the Garcia lawsuit, represents the plaintiffs in both cases.

The allegations of the complaint in the Garcia lawsuit are similar to those in the Whitaker lawsuit. Plaintiffs claim that they and other similarly situated employees suffered various forms of employment discrimination on the basis of age in violation of the federal Age Discrimination in Employment Act. In regard to these claims, plaintiffs seek to represent “all persons who were 46 or older when employed by 3M in the United States in a salaried position below the level of director, or salary grade 18, during the liability period.”  Because federal law protects persons age 40 and older from age discrimination, with respect to their claim of disparate impact only, plaintiffs also propose an alternative definition of similarly situated persons that would begin at age 40.  Plaintiffs allege that there are more than 6,000 current and former employees who may potentially opt into the collective action. On behalf of this group, plaintiffs seek injunctive relief, unspecified compensatory damages including back and front pay, benefits, liquidated damages and attorneys’ fees.

Certain of the plaintiffs’ and putative class members’ employment terminated under circumstances in which they were eligible for group severance plan benefits and in connection with those plans they signed waivers of claims, including age discrimination claims. Plaintiffs claim the waivers of age discrimination claims were invalid in various respects.  This subset of release-signing plaintiffs seeks a declaration that the waivers of age discrimination claims are invalid, other injunctive, but non-monetary, remedies, and attorneys’ fees. Plaintiffs allege that there are more than 2,000 current and former employees who would comprise this declaratory judgment class action. On July 2, 2009, the Company filed its Answer to the Garcia lawsuit complaint and filed a motion to transfer the venue of the lawsuit to the United States District Court for the District of Minnesota.

EEOC age-discrimination charges: Six former employees and one current employee, all but one of whom are plaintiffs in the Garcia lawsuit, have also filed age discrimination charges against the Company with the U.S. Equal Employment Opportunity Commission and various pertinent state agencies.  Of these, three former employees filed charges in 2005 in Minnesota, Texas, and California. These filings include allegations that the release of claims signed by certain former employees in the purported class defined in the charges is invalid for various reasons and assert age discrimination claims on behalf of certain current and former salaried employees in states other than Minnesota and New Jersey. In 2006, a current employee filed an age discrimination charge against the Company with the U.S. Equal Employment Opportunity Commission and the pertinent state agency in Missouri, asserting claims on behalf of a class of all current and certain former salaried employees who worked in Missouri and other states other than Minnesota and New Jersey. In 2007, a former employee filed an age discrimination charge against the Company with the U.S. Equal Employment Opportunity Commission and the pertinent state agency in California, asserting claims on behalf of a class of all current and certain former salaried employees who worked in California.  In January 2009, two former employees filed age discrimination charges against the Company with the U.S. Equal Employment Opportunity Commission and the pertinent state agency in Minnesota.  The filings include allegations that the release of claims signed by certain former employees in the purported class defined in the charges is invalid for various reasons and assert age discrimination claims on behalf of certain current and former salaried employees in states other than Minnesota. The same law firm represents the plaintiffs in the Whitaker lawsuit as well as the claimants in each of these EEOC proceedings.

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

Regulatory Activities: As previously reported, the Company has been voluntarily cooperating with ongoing reviews by local, state, national (primarily the U.S. Environmental Protection Agency (EPA)), and international agencies of possible environmental and health effects of various perfluoronated compounds (“PFCs”), including perfluorooctanyl compounds (perflurooctanoic acid or “PFOA” and perfluorooctane sulfonate or “PFOS”). As a result of its phase-out decision in May 2000, the Company no longer manufactures perfluorooctanyl compounds, and has agreed to a product stewardship initiative with the EPA to end its use of PFOA by 2015.

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

As previously reported, the Minnesota Department of Health (“MDH”) detected low levels of another perfluoronated compound called perfluorobutanoic acid (PFBA) in municipal wells (and in private wells as announced by the MDH in June 2007) in six nearby communities (Woodbury, Cottage Grove, Newport, St. Paul Park, South St. Paul, and Hastings, all communities located southeast of St. Paul), some of which slightly exceeded the MDH’s interim advisory level for PFBA of 1 ppb. In February 2008, the MDH established a health-based value (HBV) for PFBA of 7 ppb based on a clearer understanding of PFBA through the results of three major studies and sampling more than 1,000 private wells.  An HBV is the amount of a chemical in drinking water considered by the MDH staff to be safe for people to drink for a lifetime. As a result of this new HBV for PFBA, well advisories will no longer be required for certain wells in the Minnesota communities of Lake Elmo, Oakdale and Cottage Grove.  Residents in the affected communities where the levels of PFBA in private wells exceed the HBV either have been provided water treatment systems or connected to a city water system.  As part of legislation passed during the 2007 Minnesota legislative session directing the MDH to develop and implement a statewide Environmental Health Tracking and Biomonitoring program, the MDH announced in July 2008 that it will measure the amount of PFCs in the blood of 200 adults who live in the Minnesota communities of Oakdale, Lake Elmo and Cottage Grove. In July 2009, the MDH reported that the levels of three PFCs in the blood of residents in these communities who participated in the study were slightly higher than the national average. A large body of research, including laboratory studies and epidemiology studies of exposed employees, shows that no human health effects are caused by PFCs at current levels of exposure. This research has been published in peer-reviewed scientific journals and shared with the EPA and global scientific-community.

The Company continues to work with the Minnesota Pollution Control Agency (MPCA) pursuant to the terms of the previously disclosed May 2007 Settlement Agreement and Consent Order to address the presence of perfluoronated compounds in the soil and groundwater at former disposal sites in Washington County Minnesota and at the Company’s manufacturing facility at Cottage Grove Minnesota. Under this agreement, the Company’s principal obligations include (i) evaluation of releases of perfluoronated compounds from these sites and propose response actions; (ii) providing alternative drinking water if and when an HBV or Health Risk Limit (“HRL”) (i.e., the amount of a chemical in drinking water determined by the MDH to be safe for people to drink for a lifetime) is exceeded for any perfluoronated compounds as a result of contamination from these sites; (iii) remediation of any source of PFBA and provide alternative drinking water if and when levels are found above an HBV or HRL; and (iv) sharing information with the MPCA about perfluoronated compounds. During 2008, the MPCA issued formal decisions adopting remedial options for the former disposal sites in Washington County Minnesota (Oakdale and Woodbury). In May 2009, the MPCA selected remedial options for the Company’s Cottage Grove manufacturing facility.  At each location the remedial options were among those recommended by the Company.

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

As previously reported, two residents of Washington County, Minnesota, filed in October 2004 a purported class action in the District Court of Washington County on behalf of Washington County residents who have allegedly suffered personal injuries and property damage from alleged emissions from the former perfluorooctanyl production facility at Cottage Grove, Minnesota, and from historic waste disposal sites in the vicinity of that facility. After the District Court granted the Company’s motion to dismiss the claims for medical monitoring and public nuisance in April 2005, the plaintiffs filed an amended complaint adding additional allegations involving other perfluorinated compounds manufactured by the Company, alleging additional legal theories in support of their claims, adding four plaintiffs, and seeking relief based on alleged contamination of the City of Oakdale municipal water supply and certain private wells in the vicinity of Lake Elmo, Minnesota. In April 2006, the plaintiffs filed a second amended complaint adding two additional plaintiffs. The two original plaintiffs thereafter dismissed their claims against the Company. On June 19, 2007 the Court denied the plaintiffs’ motion to certify the litigation as a class action. Thereafter, two of the remaining named plaintiffs voluntarily dismissed their claims. In December 2008 and January 2009 the Court granted the Company’s summary judgment motions dismissing all of the plaintiffs’ claims under the Minnesota Environmental Response and Liability Act and all claims for personal injury and emotional distress, but allowed the plaintiffs to add a claim for punitive damages with respect to their property damage claims. In March 2009, the Court granted the Company’s summary judgment motions seeking dismissal of the plaintiffs’ private nuisance and trespass to blood claims, but denied the Company’s summary judgment motion with respect to the plaintiffs’ negligence and trespass to soil and water claims, and denied the Company’s motion to dismiss the plaintiffs’ claim for punitive damages. Subsequent rulings by the Court in April 2009 limited the plaintiffs to property damage claims based on negligence and trespass, and punitive damages if plaintiffs prove their trespass claim. On June 17, 2009, after six weeks of trial, a Washington County jury returned a unanimous verdict in favor of the Company on all remaining issues in the lawsuit. The jury decided that the Company was not negligent and had not committed a trespass, and that plaintiffs had not suffered damage to their properties.

In July 2009, the Emerald Coast Utilities Authority in Florida filed a lawsuit against the Company, E.I. DuPont de Nemours and Company, Solutia, Inc., and Fire Ram International, Inc. in the Escambia County Circuit Court alleging contamination of public drinking water wells from PFOA and PFOS and seeking to recover costs related to investigation, treatment, remediation and monitoring of alleged PFOA and PFOS contamination of its wells.

In June 2009, the Company, along with more than 250 other companies, was served with a third-party complaint seeking contribution towards the cost of cleaning up a 17-mile stretch of the Passaic River in New Jersey. After commencing an enforcement action in 1990, the State of New Jersey filed suit against Maxus Energy, Tierra Solutions, Occidental Chemical and two other companies seeking cleanup and removal costs and other damages associated with the presence of dioxin and other hazardous substances in the sediment of the Passaic. The third-party complaint seeks to spread those costs among the third-party defendants, including the Company. Based on the cleanup remedy currently proposed by the EPA, the total costs at issue could easily exceed $1 billion. The Company’s recent involvement in the case appears to relate to its past disposal of industrial waste at two commercial waste disposal facilities in New Jersey. Whether, and to what extent, the Company may be required to contribute to the costs at issue in the case remains to be determined. The Company does not yet have a basis for estimating its potential exposure in this case, although the Company currently believes its allocable share, if any, of the total costs is likely to be a fraction of one percent.

Accrued Liabilities and Insurance Receivables Related to Legal Proceedings

The following table shows the major categories of on-going litigation, environmental remediation and other environmental liabilities for which the Company has been able to estimate its probable liability and for which the Company has taken reserves and the related insurance receivables:

Liability and Receivable Balances	June 30,	Dec. 31,
(Millions)	2009	2008

Breast implant liabilities	$2	$5
Breast implant insurance receivables	3	6

Respirator mask/asbestos liabilities	$131	$140
Respirator mask/asbestos insurance receivables	173	193

Environmental remediation liabilities	$31	$31
Environmental remediation insurance receivables	15	15

Other environmental liabilities	$130	$137

For those significant pending legal proceedings that do not appear in the table and that are not the subject of pending settlement agreements, the Company has determined that liability is not probable or the amount of the liability is not estimable, or both, and the Company is unable to estimate the possible loss or range of loss at this time. The amount in the preceding table with respect to breast implant liabilities represents the Company’s best estimate of the liability. The Company does not believe that there is any single best estimate of the respirator/mask/asbestos liability, environmental remediation or the other environmental liabilities shown above, nor that it can reliably estimate the amount or range of amounts by which those liabilities may exceed the reserves the Company has established.

As a result of the costs of aggressively defending itself and the greater cost of resolving claims of persons with malignant conditions, the Company increased its reserves for respirator mask/asbestos liabilities by approximately $7 million in the second quarter of 2009 and increased its receivables for insurance recoveries by approximately $2 million related to this litigation. As a result of settlements reached with its insurers, the Company was paid approximately $8.5 million in the second quarter of 2009 in connection with the respirator mask/asbestos receivable.

On January 5, 2007 the Company was served with a declaratory judgment action filed on behalf of two of its insurers (Continental Casualty and Continental Insurance Co. — both part of the Continental Casualty Group) disclaiming coverage for respirator mask/asbestos claims. These insurers represent approximately $14 million of the $173 million insurance recovery receivable referenced in the above table. The action seeks declaratory judgment regarding the allocation of covered costs among the policies issued by the various insurers. It was filed in Hennepin County, Minnesota and names, in addition to the Company, over 60 of the Company’s insurers. This action is similar in nature to an action filed in 1994 with respect to breast implant coverage, which ultimately resulted in the Minnesota Supreme Court’s ruling of 2003 that was largely in the Company’s favor.  At the Company’s request, the case was transferred to Ramsey County, over the objections of the insurers.  The Minnesota Supreme Court heard oral argument of the insurers’ appeal of that decision in March 2008 and ruled in May 2008 that the proper venue of that case is Ramsey County. The case has been assigned to a judge in Ramsey County District Court. The plaintiff insurers have served an amended complaint that names some additional insurers and deletes others. The case remains in its early stages.

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

	Three months ended		Six months ended
	June 30,		June 30,
(Millions, except per share amounts)	2009	2008	2009	2008
Cost of sales	$9	$17	$24	$26
Selling, general and administrative expenses	33	47	86	73
Research, development and related expenses	7	15	22	23

Operating Income (Loss)	$(49)	$(79)	$(132)	$(122)

Income tax benefits	$15	$34	$43	$51

Net Income (Loss) attributable to 3M	$(34)	$(45)	$(89)	$(71)

Earnings per share impact attributable to 3M common shareholders - diluted	$(0.05)	$(0.06)	$(0.13)	$(0.10)

In May 2008, shareholders approved 35 million shares for issuance under the “3M 2008 Long-Term Incentive Plan”, which replaced and succeeded the 2005 Management Stock Ownership Program (MSOP), the 3M Performance Unit

Plan, and the 1992 Directors Stock Ownership Program. Shares under this plan may be issued in the form of Incentive Stock Options, Nonqualified Stock Options, Progressive Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Other Stock Awards, and Performance Units and Performance Shares. Awards denominated in shares of common stock other than options and Stock Appreciation Rights, per the 2008 Plan, will be counted against the 35 million share limit as 3.38 shares for every one share covered by such award. The remaining total shares available for grant under the 2008 Long Term Incentive Plan Program are 15,502,663 as of June 30, 2009

The following table summarizes stock option activity during the six months ended June 30, 2009:

			Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic Value
Stock Options	Options	Price*	Life* (months)	(millions)
Under option –
January 1	75,452,722	$71.96
Granted
Annual	6,649,672	53.93
Progressive (Reload)	4,678	50.83
Exercised	(3,817,239)	47.37
Canceled	(782,977)	72.38
June 30	77,506,856	$71.62	63	$121
Options exercisable
June 30	65,576,834	$72.75	54	$80

*Weighted average

As of June 30, 2009, there was $97 million of compensation expense that has yet to be recognized related to non-vested stock option based awards. This expense is expected to be recognized over the remaining vesting period with a weighted-average life of 2.0 years. The total intrinsic values of stock options exercised was $32 million and $100 million during the six-month periods ended June 30, 2009 and 2008, respectively. Cash received from options exercised was $181 million and $166 million for the six months ended June 30, 2009 and 2008, respectively. The Company’s actual tax benefits realized for the tax deductions related to the exercise of employee stock options were $10 million and $28 million for the six months ended June 30, 2009 and 2008, respectively. Capitalized stock-based compensation amounts were not material at June 30, 2009.

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

Restricted stock unit grants generally vest at the end of three years. The one-time “buyout” restricted stock unit grant in 2007 vests at the end of five years. The following table summarizes restricted stock and restricted stock unit activity during the six months ended June 30, 2009:

Restricted Stock and Restricted Stock Units	Number of Awards	Grant Date Fair Value*
Nonvested balance –
As of January 1	2,957,538	$77.41
Granted
Annual	1,151,093	53.89
Other	501,436	53.96
Vested	(98,633)	53.57
Forfeited	(69,858)	74.86
As of June 30	4,441,576	$69.24

*Weighted average

As of June 30, 2009, there was $135 million of compensation expense that has yet to be recognized related to non-vested restricted stock and restricted stock units. This expense is expected to be recognized over the remaining vesting period with a weighted-average life of 2.1 years. The total fair value of restricted stock and restricted stock units that vested during the six-month period ended June 30, 2009 was $3 million and for the six-month period ended June 30, 2008 was not material.

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

•                  3M acquired Aearo Holding Corp., the parent company of Aearo Technologies Inc. (hereafter referred to as Aearo), in April 2008. Aearo manufactures and sells personal protection and energy absorbing products through the Industrial retail channels and certain safety products through the Consumer retail channels. The consumer retail portion of Aearo’s business manufactures and markets personal safety products (including head, eye, face and hearing products, reflective vests, protective coveralls, and first aid kits) to the do-it-yourself consumer retail markets. The do-it-yourself retail market portion of 3M’s Aearo business (previously in the Occupational Health and Environmental Safety Division within the Safety, Security and Protection Services business segment) was transferred to the Construction and Home Improvement Division within the Consumer and Office business segment. The preceding product moves resulted in an increase in net sales for total year 2008 of $49 million for Consumer and Office, which was offset by a corresponding decrease in net sales for Safety, Security and Protection Services.

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

The financial information presented herein reflects the impact of all of the preceding segment structure changes for all periods presented.

Business Segment Information	Three months ended		Six months ended
	June 30,		June 30,
(Millions)	2009	2008	2009	2008

Net Sales
Industrial and Transportation	$1,726	$2,178	3,307	4,360
Health Care	1,065	1,120	2,062	2,200
Consumer and Office	866	939	1,661	1,794
Safety, Security and Protection Services	794	979	1,488	1,800
Display and Graphics	808	849	1,419	1,724
Electro and Communications	551	760	1,031	1,495
Corporate and Unallocated	4	9	8	15
Elimination of Dual Credit	(95)	(95)	(168)	(186)
Total Company	$5,719	$6,739	$10,808	$13,202

Operating Income
Industrial and Transportation	$285	$427	$459	$919
Health Care	329	310	636	632
Consumer and Office	197	187	362	357
Safety, Security and Protection Services	183	186	308	382
Display and Graphics	183	185	243	373
Electro and Communications	67	153	88	302
Corporate and Unallocated	(32)	22	(65)	26
Elimination of Dual Credit	(21)	(21)	(37)	(41)
Total Company	$1,191	$1,449	$1,994	$2,950

For the three months and six months ended June 30, 2009, results included pre-tax charges of $116 million and $183 million, respectively, related to restructuring actions. Refer to Note 4 (Restructuring Actions and Exit Activities) for more detail. In addition, results for the three months and six months ended June 30, 2009 also included a gain on sale of real estate of $15 million pre-tax related to the sale of a New Jersey roofing granule facility (recorded within Safety, Security and Protection Services).

The following items impacted operating income for the three months and six months ended June 30, 2008. In June 2008, 3M completed the sale of HighJump Software and recognized a pre-tax loss of $23 million (recorded in the Safety, Security and Protection Services segment). The Company also recorded pre-tax charges of $19 million in the second quarter of 2008 related to exit activities. These charges related to employee reductions at an Industrial and Transportation manufacturing facility located in the United Kingdom. These 2008 items are discussed in more detail in Note 2 (Acquisitions and Divestitures) and Note 4 (Restructuring Actions and Other Exit Activities), respectively, in 3M’s Current Report on Form 8-K filed May 13, 2009.

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

Report of Independent Registered Public Accounting Firm*

To the Stockholders and Board of Directors of 3M Company:

We have reviewed the accompanying consolidated balance sheet of 3M Company and its subsidiaries as of June 30, 2009 and the related consolidated statements of income and of cash flows for each of the three-month and six-month periods ended June 30, 2009 and 2008. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2008, and the related consolidated statements of income, of changes in stockholders’ equity and comprehensive income, and of cash flows for the year then ended (not presented herein), and in our report dated February 10, 2009, except with respect to our opinion on the consolidated financial statements insofar as it relates to the effects of the change in the manner in which the Company accounts for noncontrolling interests in consolidated subsidiaries and certain convertible debt instruments and the segment realignments discussed in Notes 1 and 17, respectively, as to which the date is May 12, 2009, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2008, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Minneapolis, Minnesota

July 31, 2009

*                                 Pursuant to Rule 436(c) of the Securities Act of 1933 (“Act”) this report should not be considered a “report” within the meaning of Sections 7 and 11 of the Act and the independent registered public accounting firm liability under Section 11 does not extend to it.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to provide a reader of 3M’s financial statements with a narrative from the perspective of management. 3M’s MD&A is presented in the following sections:

•                  Overview

•                  Results of Operations

•                  Performance by Business Segment

•                  Critical Accounting Estimates — Update

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

3M drove stronger results in the second quarter of 2009 when compared to the first quarter of 2009. Operating discipline was key to the quarter, as discretionary spending was well-controlled and restructuring actions proceeded according to plan. While sales were helped by improved demand for consumer electronics and respiratory products used to prevent the spread of the H1N1 virus, 3M’s sound operational strategy and early actions to address the recession were at the core of the strong second-quarter 2009 performance.

3M announced a number of restructuring actions across various businesses and geographies in the second quarter of 2009. The Company permanently reduced approximately 900 positions spanning many businesses and geographies, although several of the reductions were concentrated in the United States, Western Europe and Japan. In the United States, another 700 people accepted a voluntary early retirement option. 3M expects that a small portion of those employees that accepted the voluntary separation will be replaced in some form; thus, on a net basis, 3M estimates that total employment levels will drop by approximately 1,400 to 1,500 due to restructuring actions taken in the second quarter of 2009. There may be additional restructuring actions in the third quarter of 2009, but 3M anticipates something much smaller than those in the first or second quarter of 2009. The second quarter of 2009 included restructuring actions that reduced net income attributable to 3M by $69 million, or $0.09 per diluted share, which were partially offset by a gain on sale of real estate that reduced net income attributable to 3M by $9 million, or $0.01 per diluted share. The second quarter of 2008 included a loss on sale of businesses and exit activities, which combined reduced net income attributable to 3M by $46 million, or $0.06 per diluted share. Refer to “2009 special items” and “2008 special items” at the end of this overview section for more detail.

Second-quarter sales totaled $5.7 billion, a decrease of 15.1 percent from the second quarter of 2008, but up 12.4 percent sequentially from the first quarter of 2009. Including the preceding special items, net income attributable to 3M was $783 million, or $1.12 per diluted share, versus $945 million, or $1.33 per diluted share in the corresponding period last year.

For the first six months of 2009, the stronger second quarter followed a challenging first quarter as the global economic slowdown dramatically affected 3M’s businesses.  Substantial end-market declines and continued inventory takedowns in major industries, including automotive, consumer electronics and general industrial manufacturing, resulted in significantly lower sales and income.  Accordingly, 3M aggressively reduced its cost structure, lowered manufacturing output and intensified its attention to operational improvement. The combination of these actions drove strong operating income margins in the first six months of 2009. The first six months of 2009 included restructuring actions that reduced net income attributable to 3M by $114 million, or $0.16 per diluted share, which were partially offset by a gain on sale of real estate that reduced net income attributable to 3M by $9 million, or $0.01 per diluted share. The first six months of 2008 included a loss on sale of businesses and exit activities, which combined reduced net income attributable to 3M by $46 million, or $0.07 per diluted share. Refer to “2009 special items” and “2008 special items” at the end of this overview section for more detail.

Sales in the first six months of 2009 totaled $10.8 billion, a decrease of 18.1 percent from the first six months of 2008. Including the preceding special items, net income attributable to 3M was $1.301 billion, or $1.86 per diluted share, versus $1.933 billion, or $2.70 per diluted share in the corresponding period last year. In addition to the second quarter

2009 restructuring actions described above, 3M announced the elimination of approximately 1,200 positions in the first quarter of 2009. These first and second quarter 2009 restructuring actions are expected to save 3M approximately $100 million in the second half of 2009, with estimated additional incremental savings of approximately $120 million in 2010.

The following table summarizes sales and operating income results by business segment.

	Three months ended June 30
	2009		2008		% change
	Net	Oper.	Net	Oper.	Net	Oper.
(Millions)	Sales	Income	Sales	Income	Sales	Income

Industrial and Transportation	$1,726	$285	$2,178	$427	(20.7)%	(33.3)%
Health Care	1,065	329	1,120	310	(4.9)%	6.1%
Consumer and Office	866	197	939	187	(7.8)%	5.6%
Safety, Security and Protection Services	794	183	979	186	(19.0)%	(1.1)%
Display and Graphics	808	183	849	185	(4.8)%	(0.6)%
Electro and Communications	551	67	760	153	(27.5)%	(56.3)%
Corporate and Unallocated	4	(32)	9	22	N/A	N/A
Elimination of Dual Credit	(95)	(21)	(95)	(21)	N/A	N/A
Total Company	$5,719	$1,191	$6,739	$1,449	(15.1)%	(17.8)%

Second-quarter worldwide sales totaled $5.7 billion, a decrease of 15.1 percent versus last year. Local-currency sales (which includes volume, selling price and acquisition impacts, but excludes divestiture and translation impacts) decreased 9.4 percent, and foreign exchange impacts reduced sales by an additional 5.5 percentage points in the quarter. Local-currency sales increased 2.2 percent in Health Care, but declined in the remaining segments with Display and Graphics down 1.4 percent, Consumer and Office down 2.9 percent, Safety, Security and Protection Services down 10.6 percent, Industrial and Transportation down 15.3 percent and Electro and Communications down 23.8 percent. Refer to the Performance by Business Segment section for a more detailed discussion of the results of the respective segments.

Due to the significant sales decline in the second quarter of 2009, operating income decreased 17.8 percent year-on-year, which included a 4.4 percentage point penalty from the impact of special items discussed at the end of the overview section. Operating income margins for the three months ended June 30, 2009 were 20.8 percent, including a 1.8 percentage point penalty related to special items. 3M generated $2.161 billion of operating cash flows for the six months ended June 30, 2009, a decrease of $79 million compared to the six months ended June 30, 2008. Refer to the section entitled “Cash Flows from Operating Activities” later in the MD&A for a discussion of items impacting cash flows.

In February 2007, 3M’s Board of Directors authorized a two-year share repurchase of up to $7.0 billion for the period from February 12, 2007 to February 28, 2009. In February 2009, 3M’s Board of Directors extended this share repurchase authorization until the remaining amount is fully utilized. As of June 30, 2009, approximately $2.6 billion remained available for repurchase. With the Company’s current emphasis on maintaining ample liquidity and enhancing balance sheet strength, share repurchase activity has been suspended. However, extension of this program will provide flexibility to resume repurchase activity when business conditions permit. In February 2009, 3M’s Board of Directors authorized a dividend increase of 2 percent for 2009, marking the 51st consecutive year of dividend increases for 3M. 3M’s debt to total capital ratio (total capital defined as debt plus equity) at June 30, 2009 was 35 percent, compared to 39 percent at December 31, 2008. A portion of the increase in debt at year-end 2008 was the result of a strategy to build and maintain a cash buffer in the U.S. in the current market environment. 3M has an AA- credit rating with a stable outlook from Standard & Poor’s and an Aa2 credit rating with a stable outlook from Moody’s Investors Service. In addition to cash on hand, the Company has sufficient access to capital markets to meet currently anticipated growth and acquisition investment funding needs.

In 2009, 3M changed its annual stock option and restricted stock unit grant date to more closely align the award with the timing of the Company’s performance review process. In 2009 and forward, under the annual grant, 3M will grant shares in February instead of May as in previous years. Accounting rules require recognition of expense under a non-substantive vesting period approach, requiring compensation expense recognition when an employee is eligible to retire. 3M employees in the United States are eligible to retire at age 55 and after having completed five years of service. Approximately 25 percent of the stock-based compensation award expense dollars are for this retiree-eligible population. Therefore, in 2006, 2007 and 2008 the second quarter of each year (because of the May grant date) reflected higher stock-based compensation expense than the other quarters. In 2009, the retiree-eligible impact shifted to the first quarter. In addition, the second quarter of 2009 reflected accelerated stock-based compensation expense related to the earlier February grant date. These and other factors resulted in a first quarter 2009 expense of $0.08 per diluted share for stock-based compensation expense compared to $0.04 in the first quarter of 2008. In the second quarter of 2009 stock-based compensation was $0.05 per diluted share compared to $0.06 in the second quarter of 2008. Refer to Note 12 for additional discussion of the Company’s stock-based compensation programs.

2009 special items:

During the first and second quarters of 2009, management approved and committed to undertake certain restructuring actions, which resulted in a pre-tax charge of $116 million ($69 million reduction in net income attributable to 3M, or $0.09 per diluted share) for the three-months ended June 30, 2009, and $183 million pre-tax ($114 million reduction in net income attributable to 3M, or $0.16 per diluted share) for the six-months ended June 30, 2009. This charge related to employee-related liabilities for severance/benefits and other of approximately $103 million pre-tax and fixed asset impairments of approximately $13 million pre-tax for the three-months ended June 30, 2009. Employee-related liabilities for severance/benefits and other of approximately $164 million pre-tax and fixed asset impairments of approximately $19 million pre-tax were recorded for the six-months ended June 30, 2009. All business segments were impacted by these actions. These charges were recorded in cost of sales; selling, general and administrative expenses; and research, development and related expenses, with these expenses totaling $68 million pre-tax, $44 million pre-tax and $4 million pre-tax, respectively, for the three-months ended June 30, 2009, and totaling $85 million pre-tax, $91 million pre-tax and $7 million pre-tax, respectively, for the six-months ended June 30, 2009. These items are discussed in more detail in Note 4 (Restructuring Actions and Exit Activities).

In June 2009, 3M completed the sale of a New Jersey roofing granule facility and recorded a pre-tax gain of $15 million ($9 million benefit to net income attributable to 3M, or $0.01 per diluted share). This gain was recorded in cost of sales within the Safety, Security and Protection Services business segment.

2008 special items:

In the second quarter of 2008, 3M completed the sale of HighJump Software, a 3M company, to Battery Ventures, a technology venture capital and private equity firm. 3M received proceeds of $85 million for this transaction and recognized, net of assets sold, transaction and other costs, a pre-tax loss of $23 million ($32 million reduction in net income attributable to 3M, or $0.04 per diluted share for the second quarter of 2008 and $0.05 per diluted share for the first six months of 2008). This pre-tax loss was on a separate line of the Consolidated Statement of Income within the Safety, Security and Protection Services segment. 3M’s tax basis in HighJump Software was significantly lower than its book value, primarily related to the treatment of acquired goodwill. This resulted in a gain for tax purposes, which increased the provision for income taxes by $9 million.

In the second quarter of 2008, the Company also recorded pre-tax charges of $19 million ($14 million reduction in net income attributable to 3M, or $0.02 per diluted share) related to exit activities. These charges related to employee reductions at an Industrial and Transportation manufacturing facility located in the United Kingdom. These charges were recorded in cost of sales.

RESULTS OF OPERATIONS

Percent change information compares the second quarter or first six months of 2009 with the same period last year, unless otherwise indicated.

Net Sales:

	Three months ended
	June 30, 2009
	United States	Europe	Asia-Pacific	Latin America/ Canada	Worldwide
Net sales (millions)	$2,169	$1,471	$1,472	$607	$5,719
% of worldwide sales	38.0%	25.7%	25.7%	10.6%	100.0%
Components of net sales change:
Volume — organic	(14.8)%	(18.1)%	(5.8)%	(14.2)%	(13.5)%
Price	2.7	1.9	(2.5)%	9.4	1.9
Organic local-currency sales	(12.1)	(16.2)	(8.3)	(4.8)	(11.6)
Acquisitions	2.0	4.1	0.5	1.1	2.2
Local-currency sales	(10.1)	(12.1)	(7.8)	(3.7)	(9.4)
Divestitures	(0.4)	(0.1)	—	—	(0.2)
Translation	—	(12.1)	(2.1)	(13.9)	(5.5)
Total sales change	(10.5)%	(24.3)%	(9.9)%	(17.6)%	(15.1)%

While many end-markets remained challenging in the second quarter of 2009, 3M did see a few emerging bright spots.  As expected, higher-turn industries such as consumer electronics started to pick up during the second quarter of 2009.  This improvement, combined with a surge in respirator sales due to the emergence of the H1N1 virus, helped to drive sequential sales growth versus the first quarter of 2009.

On a worldwide basis, sales declined 15.1 percent. Organic sales volumes declined 13.5 percent year on year, a sizeable improvement versus the 19.5 percent decline in the first quarter of 2009.  Second-quarter volumes were in line with recent estimates of worldwide industrial production. 3M believes that many industries are either at or near bottom, that inventory reductions in many end-markets should continue to wane in the second half of the year, and that 3M’s growth should be equal or better than industrial production. Global selling prices rose 1.9 percent in the second quarter and acquisitions added an additional 2.2 percentage points to growth.  Currency impacts reduced second-quarter sales by 5.5 percent.

Geographically, organic volumes declined 5.8 percent in Asia Pacific, which was much improved from the first quarter year-on-year volume decline of 24.1 percent. Volumes in Asia Pacific were positive in Display and Graphics, driven heavily by consumer electronics, and more specifically, optical films, and in Health Care, where the underlying market dynamics are more favorable. European organic volumes declined 18.1 percent, and the United States was down 14.8 percent. Health Care was the strongest performer in both regions, with organic volumes down slightly. Similar to first quarter, volume declines were most severe in Industrial and Transportation and Electro and Communications, impacted by severe declines in big markets like automotive, telecom, appliances and commercial construction, among others. Organic volumes in the combined Latin America/Canada region declined approximately 14 percent, comparable to the first quarter decline.

Selling prices rose 2.7 percent in the United States, 1.9 percent in Europe and 9.4 percent in the combined Latin America and Canada region. Much of the increase in Latin America was due to currency, as 3M routinely raises selling prices there in order to offset to the impact of weaker local currencies. Selling prices declined by 2.5 percent in Asia Pacific, which was all electronics-related.

	Six months ended
	June 30, 2009
	United States	Europe	Asia-Pacific	Latin America/ Canada	Worldwide
Net sales (millions)	$4,124	$2,817	$2,727	$1,140	$10,808
% of worldwide sales	38.2%	26.1%	25.2%	10.5%	100.0%
Components of net sales change:
Volume — organic	(17.0)%	(17.4)%	(15.3)%	(14.3)%	(16.4)%
Price	3.0	1.9	(2.0)%	9.1	2.1
Organic local-currency sales	(14.0)	(15.5)	(17.3)	(5.2)	(14.3)
Acquisitions	3.2	4.3	0.7	2.0	2.7
Local-currency sales	(10.8)	(11.2)	(16.6)	(3.2)	(11.6)
Divestitures	(0.5)	(0.1)	—	(0.1)	(0.2)
Translation	—	(13.7)	(2.9)	(15.6)	(6.3)
Total sales change	(11.3)%	(25.0)%	(19.5)%	(18.9)%	(18.1)%

For the first six months of 2009, worldwide sales declined 18.1 percent. While organic volumes declined 13.5 percent in the second quarter, it was an improvement from the first quarter decline of 19.5 percent, resulting in year-to-date organic volume sales declines of 16.4 percent. Year-to-date worldwide local-currency sales was led by positive growth in Health Care, while Consumer and Office local-currency sales were only down 1.5 percent, a strong performance in this challenging time. In the United States, local-currency sales declined 10.8 percent. U.S. organic sales volumes declined 17.0 percent due to slow economic conditions, while acquisitions added 3.2 percent and selling price increases added 3.0 percent. International local-currency sales declined 3.2 percent in Latin America and Canada, 11.2 percent in Europe, and 16.6 percent in Asia Pacific.

Operating Expenses:

	Three months ended			Six months ended
	June 30			June 30
(Percent of net sales)	2009	2008	Change	2009	2008	Change
Cost of sales	52.1%	52.1%	—%	53.2%	51.9%	1.3%
Selling, general and administrative expenses	21.7	20.7	1.0	22.5	20.2	2.3
Research, development and related expenses	5.4	5.4	—	5.9	5.4	0.5
(Gain)/loss on sale of business	—	0.3	(0.3)	—	0.2	(0.2)
Operating income	20.8%	21.5%	(0.7)%	18.4%	22.3%	(3.9)%

Cost of sales as a percent of net sales was 52.1 percent for both the second quarter of 2009 and 2008. The Company was able to mitigate significant organic volume declines through reductions in 3M’s manufacturing cost structure. Selling prices rose 1.9 percent, which added approximately one percentage point to gross margin year-on-year. In addition, raw material costs turned modestly positive, declining by approximately 2 to 3 percent year-on-year.

For the first six months of 2009, cost of sales as a percent of net sales increased 1.3 percentage points, with 0.5 percentage points related to higher year-on-year special items. As discussed in Note 4 (Restructuring Actions and Exit Activities), in the first six months of 2009, 3M recorded $183 million in restructuring charges, of which $85 million was recorded in cost of sales. This was partially offset by a $15 million gain on sale of a New Jersey roofing granule facility, which was also recorded in cost of sales. In the first six months of 2008, $19 million in restructuring charges were recorded in cost of sales. In addition, 3M decided to swap Venezuelan bolivars into U.S. dollars in 2009 as economic conditions in Venezuela continued to deteriorate, with escalating inflation pressuring the currency, which also negatively impacted cost of sales. 3M expects to initiate similar swaps over the next two quarters of 2009 in order to manage its cash flow risk.

Selling, general and administrative (SG&A) expenses as a percent of net sales increased 1.0 percentage point in the second quarter and increased 2.3 percentage points in the first six months compared to the same periods in 2008. SG&A in dollars decreased 10.9 percent in the second quarter and decreased 8.9 percent in the first six months. In the sales and marketing area, advertising and merchandising costs were down year-on-year, but 3M expects these costs to increase in the second half of the year in support of customers’ programs for back to school and the holiday seasons. As indicated in Note 4, $44 million in restructuring expenses were recorded in SG&A in the second quarter of 2009, representing 0.7 percentage points of the 1.0 percentage point increase in SG&A in the second quarter. Excluding these restructuring expenses, SG&A in dollars would have decreased 14 percent when comparing the second quarter of 2009 to the same period in 2008, driven by reductions in general and administrative expenses. In the first six months of 2009, $91 million in restructuring expenses was recorded in SG&A.

Research, development and related expenses (R&D) as a percent of net sales was 5.4 percent for both the second quarter of 2009 and 2008. R&D increased 0.5 percentage points for the first six months compared to the same periods in 2008, but in dollars decreased 11.4 percent. 3M will continue to support its key larger programs, but overall spending will be impacted by company-wide cost initiatives such as indirect spending. As indicated in Note 4, $4 million in restructuring expenses was recorded in R&D in the second quarter of 2009 and $7 million was recorded in the first six months of 2009.

Operating Income:

3M uses operating income as one of its primary business segment performance measurement tools. Operating income margins were 18.4 percent of sales in the first six months of 2009 compared to 22.3 percent of sales in the first six months of 2008. Restructuring charges, partially offset by the gain on sale of real estate, negatively impacted operating income by $168 million in the first six months of 2009, compared to a penalty of $42 million in the first six months of 2008 related to a loss on sale of businesses and exit activities. These special items reduced first six months 2009 operating income margins by 1.6 percentage points and first six months 2008 operating income margins by 0.4 percentage points.

Interest Expense and Income:

	Three months ended		Six months ended
	June 30		June 30
(Millions)	2009	2008	2009	2008
Interest expense	$55	$51	$110	$106
Interest income	(7)	(18)	(18)	(48)
Total	$48	$33	$92	$58

Interest expense was relatively flat for both the second quarter and first six months of 2009 when compared to the same periods last year, with benefits from lower short-term and long-term interest rates offset by higher average U.S. long-term debt balances. Interest income declined, driven primarily by lower yields on investments.

Provision for Income Taxes:

	Three months ended		Six months ended
	June 30		June 30
(Percent of pre-tax income)	2009	2008	2009	2008
Effective tax rate	30.8%	32.0%	30.5%	31.9%

The tax rate for the second quarter and first six months of 2009 decreased when compared to the same periods in 2008, with the difference due to lower international tax rates, research and development credits enacted for full year 2009, and adjustments to income tax reserves. In addition, the combination of the divestiture of HighJump Software and charges for exit activities negatively impacted the second quarter 2008 tax rate. 3M’s tax basis in HighJump Software was significantly lower than its book value, primarily related to the treatment of acquired goodwill. Refer to Note 6 for further discussion of income taxes.

Noncontrolling Interest:

	Three months ended		Six months ended
	June 30		June 30
(Millions)	2009	2008	2009	2008
Noncontrolling Interest	$9	$18	$21	$36

Net income attributable to noncontrolling interest represents the elimination of the income or loss attributable to non-3M ownership interests in 3M consolidated entities. The decrease for the second quarter and the first six months of 2009 compared to the same periods last year primarily related to Sumitomo 3M Limited, which is 3M’s most significant consolidated entity with non-3M ownership interests (3M owns 75 percent of Sumitomo 3M Limited).

Currency Effects:

3M estimates that year-on-year currency effects, including hedging impacts, decreased net income attributable to 3M by approximately $80 million for the for the three months ended June 30, 2009 and decreased net income attributable to 3M by approximately $100 million for the six months ended June 30, 2009. This estimate includes the effect of translating profits from local currencies into U.S. dollars; the impact of currency fluctuations on the transfer of goods between 3M operations in the United States and abroad; and transaction gains and losses, including derivative instruments designed to reduce foreign currency exchange rate risks and the negative impact of swapping Venezuelan bolivars into U.S. dollars. 3M estimates that year-on-year derivative and other transaction gains and losses had a minimal impact on net income attributable to 3M for the three months ended June 30, 2009 and increased net income attributable to 3M by approximately $65 million for the six months ended June 30, 2009.

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

Information related to 3M’s business segments for the second quarter and first six months of both 2009 and 2008 is presented in the tables that follow. Organic local-currency sales include both organic volume impacts plus selling price impacts. Acquisition impacts, a component of local currency sales growth, are measured separately for the first twelve months of the acquisition. The divestiture impact, if any, translation impact and total sales change are also provided for each segment.

Industrial and Transportation Business:

	Three months ended		Six months ended
	June 30		June 30
	2009	2008	2009	2008
Sales (millions)	$1,726	$2,178	$3,307	$4,360
Sales change analysis:
Organic local currency	(18.6)%	4.0%	(21.0)%	4.4%
Acquisitions	3.3	4.0	3.0	3.9
Local currency	(15.3)	8.0	(18.0)	8.3
Translation	(5.4)	6.6	(6.1)	7.0
Total sales change	(20.7)%	14.6%	(24.1)%	15.3%

Operating income (millions)	$285	$427	$459	$919
Percent change	(33.3)%	11.9%	(50.0)%	12.9%
Percent of sales	16.5%	19.6%	13.9%	21.1%

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

Second quarter of 2009:

Sales in Industrial and Transportation decreased 15.3 percent in local currencies and 20.7 percent in dollar terms, impacted by substantial end-market declines. Currency impacts reduced sales by 5.4 percentage points. North American auto production builds have declined significantly this year. Thus, worldwide local-currency sales in 3M’s automotive OEM business were down 28 percent year-on-year. However, sales rose sequentially over 20 percent when compared to the first quarter of 2009. The home appliance market has experienced significant declines as well, along with other industries such as furniture, metal working and many others. Thus, 3M continues to manage its costs carefully, drive cash flow aggressively, and work with customers to identify new and innovative solutions to their problems.

There were a few bright spots in Industrial and Transportation in the second quarter as well. 3M saw some pickup in consumer electronics-related orders, which positively impacted its industrial adhesives and tapes business. 3M is hopeful that this trend continues, but is maintaining caution nonetheless. Another highlight was in 3M’s auto aftermarket business, where 3M experienced strong local-currency sales growth. This growth was driven primarily through acquisitions as 3M has made some complimentary acquisitions in this space in the past year. Finally, 3M also drove strong local-currency sales growth in the newly-formed renewable energy business.

Operating income was $285 million in the second quarter, and operating income margins were 16.5 percent, a strong result considering the degree of sales decline. Importantly, operating income margins improved by 5.5 percentage points on a sequential basis, helped by sales and production volumes, good cost control and restructuring efforts. In the second quarter of 2009, this business segment recorded charges of $44 million related to restructuring actions, with this charge primarily comprised of employee-related liabilities for severance and benefits. In the second quarter of 2008, the Company recorded pre-tax charges of $19 million related to exit activities. These charges related to employee reductions at an Industrial and Transportation manufacturing facility located in the United Kingdom.

First six months of 2009:

Industrial and Transportation is managing through significant end-market declines. Three industries in particular — automotive, appliances and electronics — touch about half of Industrial and Transportation’s sales base. These industries have seen significant declines in North American auto builds, contraction in production of major appliances, and declines in global electronics. Given this background, Industrial and Transportation sales declined 24.1 percent and operating income margins declined 7.2 percentage points.

Sales in local currencies declined 18.0 percent, including a 3.0 percent benefit from acquisitions. 3M has acquired several companies in the past year that complement its business, including Meguiar’s Inc. in the auto aftermarket space, along with Polyfoam Products Inc. and EMFI S.A./SAPO S.A.S. in the adhesives and sealants area, to name just a few.

Sales in 3M’s automotive OEM-related businesses were down approximately 35 percent in local currency, while abrasives declined approximately 28 percent. The industrial adhesives and tapes businesses performed better, with local currency sales declines of approximately 18 percent, and on a more positive note, local currency sales increased slightly in 3M’s automotive aftermarket and new renewable energy division.

Industrial and Transportation is aggressively managing through this difficult period, using all the tools available as necessary. This segment announced restructuring actions in both the first and second quarter, along with plant shut-downs, furloughs and mandatory vacation across the operation while the global economy remains difficult. In the first six months of 2009, this business segment recorded charges of $67 million related to restructuring actions, with this charge primarily comprised of employee-related liabilities for severance and benefits. As discussed in the preceding second quarter discussion, this segment recorded $19 million related to exit activities in the second quarter of 2008.

Health Care Business:

	Three months ended		Six months ended
	June 30		June 30
	2009	2008	2009	2008
Sales (millions)	$1,065	$1,120	2,062	$2,200
Sales change analysis:
Organic local currency	0.8%	6.5%	0.4%	5.8%
Acquisitions	1.4	1.1	1.7	1.0
Local currency	2.2	7.6	2.1	6.8
Divestitures	—	(0.1)	—	(0.1)
Translation	(7.1)	5.5	(8.4)	5.8
Total sales change	(4.9)%	13.0%	(6.3)%	12.5%

Operating income (millions)	$329	$310	$636	$632
Percent change	6.1%	N/A	0.6%	N/A
Percent of sales	30.9%	27.7%	30.8%	28.7%

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

Second quarter of 2009:

Health Care sales were $1.065 billion, up 2.2 percent in local currency, with acquisitions and positive selling price changes more than offsetting a decline in organic volumes. Currency reduced second quarter sales by 7.1 percent. Local-currency sales grew approximately 5 percent in both medical supplies for hospitals and medical clinics, as well as in the food safety area. Food safety is a smaller, but growing business, with tremendous opportunity to leverage multiple 3M technologies to solve customer problems in the food processing arena. Health information systems drove sales growth of 2 percent in local currency, and oral care was about flat for the quarter. In drug delivery systems, local-currency sales declined 7 percent year-on-year, but rose 13 percent sequentially. On a geographic basis, all regions posted positive local-currency sales growth.

In the second quarter of 2009, this business segment recorded charges of $15 million related to restructuring actions, with this charge comprised of employee-related liabilities for severance and benefits. Including this charge, operating income rose 6.1 percent to $329 million and operating margins exceeded 30 percent, driven by positive business mix along with discretionary spending controls.

First six months of 2009:

Health Care local-currency sales increased by 2.1 percent. On an organic basis, selling price increases offset volume declines. Acquisitions added 1.7 percentage points to sales growth, largely due to recent oral care acquisitions, including IMTEC Corp., a manufacturer of dental implants and cone beam computed tomography, and TOP-Service, a German orthodontic technology and services company offering a digital lingual solution. Currency impacts reduced sales by 8.4 percent; thus, total sales declined 6.3 percent.

Local currency sales growth was led by both medical supplies for hospitals and medicals clinics, as well as in the food safety area. 3M’s oral care business and health information systems sales also showed positive local-currency sales growth. 3M’s drug delivery systems business, which is a leading OEM supplier of components for inhalation and transdermal drug delivery, posted local-currency sales declines.

Health Care recorded charges of $19 million related to restructuring actions in the first six months of 2009. Including this charge, operating income rose 0.6 percent to $636 million.

Consumer and Office Business:

	Three months ended		Six months ended
	June 30		June 30
	2009	2008	2009	2008
Sales (millions)	$866	$939	$1,661	$1,794
Sales change analysis:
Organic local currency	(4.3)%	2.6%	(3.6)%	0.1%
Acquisitions	1.4	3.0	2.1	1.6
Local currency	(2.9)	5.6	(1.5)	1.7
Translation	(4.9)	4.2	(5.9)	4.5
Total sales change	(7.8)%	9.8%	(7.4)%	6.2%

Operating income (millions)	$197	$187	$362	$357
Percent change	5.6%	10.3%	1.6%	1.4%
Percent of sales	22.8%	19.9%	21.8%	19.9%

The Consumer and Office segment serves markets that include consumer retail, office retail, home improvement, building maintenance and other markets. Products in this segment include office supply products, stationery products, construction and home improvement products, home care products, protective material products and consumer health care products.

Consumer and office experienced challenging market conditions, with negative consumer sentiment impacting retail store traffic and lower employment levels negatively impacting office supply purchases at most companies. In the face of these challenges, Consumer and Office delivered operating income of $197 million, up 5.6 percent year-on-year, on sales of $866 million. In the second quarter of 2009, this business segment recorded charges of $11 million related to restructuring actions, with this charge comprised of employee-related liabilities for severance and benefits.

Sales growth was strongest in consumer health care and in cleaning products for the home. Sales to the do-it-yourself and office channels were down year-on-year; however sales increased on a sequential basis. Back-to-school orders typically begin to impact us in July, however this year 3M saw those orders begin in late June as retailers attempted to drive more customers to their stores earlier. 3M typically increases advertising and merchandising investments in order to drive back-to-school and holiday sales in the second half of the year, and this year will be no different. Thus, operating income margins are expected to decline from second-quarter 2009 levels.

While sales were down 7.8 percent, almost 5 percentage points were due to foreign currency translation. Sales in local currencies were down 2.9 percent, which includes a 1.4 percentage point benefit from acquisitions. On a regional basis, sales in local currencies increased in Latin America and were down just slightly in both the United States and Asia Pacific. Europe was a challenge this quarter, with local-currency sales declining 13 percent.

3M recently acquired Futuro, a leading supplier of compression supports and hosiery, and in July 2009 announced the acquisition of ACE brands from Becton, Dickinson. These are highly recognizable brands that nicely complement 3M’s existing consumer retail health care business.

First six months of 2009:

Consumer and Office turned in a strong performance in the first half, despite much lower spending by both retail consumers and commercial customers. While worldwide sales contracted by 7.4 percent, this was primarily currency-related. Sales in local currency declined 1.5 percent year-on-year, which included a 2.1 percentage point benefit from acquisitions. In the fourth quarter of 2008, 3M acquired Futuro, a leading supplier of compression supports and hosiery, which complements 3M’s existing consumer retail health care business. In addition, the consumer retail portion of Aearo, a company 3M acquired in April of 2008, was assigned to the Consumer and Office business in January of 2009.

In the United States, sales grew slightly despite significant declines in foot traffic at most large retailers. Two main factors contributed to this increase. First, the Futuro acquisition and Aearo acquisition (retail portion) provided a 2.8 percentage point benefit in the United States. Second, this business segment continued to drive penetration of new and existing products throughout its customer base. An example of this is 3M’s branded Filtrete business, where new products combined with innovative merchandising programs are driving strong sales growth.

In the first six months of 2009, this business segment recorded charges of $13 million related to restructuring actions, with this charge comprised of employee-related liabilities for severance and benefits. Including this charge, operating income increased 1.6 percent for the first six months of 2009.

Safety, Security and Protection Services Business:

	Three months ended		Six months ended
	June 30		June 30
	2009	2008	2009	2008
Sales (millions)	$794	$979	$1,488	$1,800
Sales change analysis:
Organic local currency	(11.1)%	5.5%	(12.5)%	4.9%
Acquisitions	0.5	18.1	5.1	10.2
Local currency	(10.6)	23.6	(7.4)	15.1
Divestitures	(1.0)	(1.2)	(1.6)	(0.6)
Translation	(7.4)	5.7	(8.4)	6.3
Total sales change	(19.0)%	28.1%	(17.4)%	20.8%

Operating income (millions)	$183	$186	$308	$382
Percent change	(1.1)%	41.2%	(19.2)%	25.2%
Percent of sales	23.2%	19.0%	20.7%	21.2%

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

Second quarter of 2009:

Safety, Security and Protection Services sales declined 19 percent in the second quarter to $794 million.  In local-currency terms, sales declined 10.6 percent and currency impacts reduced sales by 7.4 percentage points. Divestitures impacted sales growth by a negative 1 percent in the quarter.

A number of cross currents impacted this business in the second quarter. The weak industrial economy continued to be a drag on sales in many parts of the safety, security and protection business, such as corrosion protection, roofing granules, commercial cleaning supplies and manufacturing-related sales of protective respirators. At the same time, this business saw a sequential surge in respirator orders in the second quarter, related to the recent outbreak of the H1N1 virus. Due to this surge in demand, 3M has respirator backorders extending beyond the end of this calendar year.

Since the SARS virus in 2006, 3M has expanded its global market leadership by adding additional respirator capacity around the world, including Korea, the United States, the United Kingdom, Russia and China. 3M recently approved an additional investment for incremental capacity for respiratory protection to address the anticipated stronger demand through 2009 and into 2010.

In the second quarter of 2009, this business segment recorded charges of $13 million related to restructuring actions, with this charge comprised of employee-related liabilities for severance and benefits. This charge was more than offset by a gain of $15 million related to the sale of 3M’s New Jersey roofing granule facility. Operating income for the second quarter of 2009 was $183 million, with a 23.2 percent margin. In the second quarter of 2008, 3M completed the sale of its HighJump Software business and recognized a pre-tax loss of $23 million.

In June 2009, 3M’s Security Systems Division was notified that the UK government decided to award its passport production to a competitor upon the expiration of 3M’s existing UK passport contract in October 2010. 3M remains confident in the future of this business, and the growth prospects remain strong. 3M continues to aggressively work to win additional contracts in other countries. Refer to “Critical Accounting Estimates — Update” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional discussion.

First six months of 2009:

Sales in Safety, Security and Protection Services declined 17.4 percent in the first six months of 2009. In local currency terms, sales declined 7.4 percent, including benefits from acquisitions that contributed 5.1 percentage points to sales growth. Acquisitions include the April 2008 purchase of Aearo, an Indianapolis-based global manufacturer of personal protection and energy absorbing products. In July 2008, 3M acquired Quest Technologies Inc., a manufacturer of environmental monitoring equipment, including noise, heat stress and vibration monitors. Divestitures impacted sales growth by a negative 1.6 percent in the first six months of 2009.

Declines in most industrial end-markets drove near-15 percent organic local currency sales declines in personal protection products, which is the largest business within Safety, Security and Protection Services. The 2008 divestiture of the HighJump Software business negatively impacted sales growth by 1.6 percent in the first six months.

Operating income margins were at 20.7 percent, a good performance despite the challenging economic environment. Operating income declined 19.2 percent year-on-year. In the first six months of 2009, this business segment recorded charges of $17 million related to restructuring actions, with this charge comprised of employee-related liabilities for severance and benefits. This charge was partially offset by a gain of $15 million related to the sale of 3M’s New Jersey roofing granule facility. In the second quarter of 2008, 3M completed the sale of its HighJump Software business and recognized a pre-tax loss of $23 million.

Display and Graphics Business:

	Three months ended		Six months ended
	June 30		June 30
	2009	2008	2009	2008
Sales (millions)	$808	$849	$1,419	$1,724
Sales change analysis:
Organic local currency	(5.6)%	(18.7)%	(17.4)%	(14.0)%
Acquisitions	4.2	—	3.2	—
Local currency	(1.4)	(18.7)	(14.2)	(14.0)
Divestitures	—	(0.6)	—	(0.7)
Translation	(3.4)	3.5	(3.5)	3.7
Total sales change	(4.8)%	(15.8)%	(17.7)%	(11.0)%

Operating income (millions)	$183	$185	$243	$373
Percent change	(0.6)%	(47.4)%	(34.8)%	(42.5)%
Percent of sales	22.7%	21.7%	17.1%	21.6%

The Display and Graphics segment serves markets that include electronic display, traffic safety and commercial graphics. This segment includes optical film solutions for LCD electronic displays; computer screen filters; reflective sheeting for transportation safety; commercial graphics systems; and projection systems, including mobile display technology and visual systems products.

Second quarter of 2009:

Sales in Display and Graphics were $808 million, down 1.4 percent in local currencies, which included a benefit of 4.2 percentage points from acquisitions. Currency impacts reduced sales by 3.4 percent; thus on a total-dollar basis, sales declined 4.8 percent year-on-year.

Sales in traffic safety systems increased almost 16 percent in local currencies, a substantial portion of which relates to the December 2008 acquisition of FAAB-Fabricauto, a leading manufacturer of French license plates. 3M also drove positive organic local currency sales growth in traffic safety systems, as it appears that the summer road construction season has gotten off to a good start. Government stimulus has been a positive factor in parts of Asia, but thus far this business has not seen substantial stimulus-driven activity in the United States.

Sales in optical systems increased 4 percent versus last year’s second quarter and were up 52 percent sequentially. Volumes were impacted by two factors. First, 3M has been devising new film solutions to improve the energy efficiency of LCD panels. In short, 3M’s films enable fewer light bulbs in the back panel of an LCD screen. Those efforts have helped drive a nice improvement in film attachment rates. Second, a significant rise in LCD industry production levels in the second quarter also boosted volumes. Some of this increase was due to replenishment of channel inventories, which is difficult to predict going forward. Selling price pressure is more intense than ever in optical films, therefore cost reduction remains a day-to-day priority. Optical systems has been improving production yields, driving operational excellence, running an incredibly productive laboratory and commercializing new product opportunities.

As anticipated, year over year sales were down significantly in commercial graphics, driven by continued soft advertising spending.

In the second quarter of 2009, this business segment recorded charges of $18 million related to restructuring actions, with this charge comprised of employee-related liabilities for severance and benefits and fixed asset impairments. Including this charge, operating income decreased 0.6 percent to $183 million.

First six months of 2009:

In the first quarter of 2009, Display and Graphics experienced inventory adjustments and end-market contractions as a result of both the commoditization of optical films and, of course, the global economic downturn. Sales declined 27 percent in local currency in the first quarter of 2009. The much improved second quarter results reduced the first six months local-currency sales decline to 14.2 percent.

Sales in 3M’s optical systems business declined 22 percent in the first six months of 2009. As previously disclosed, optical has transitioned from being a very high-growth business to one that is much more mature. The most significant part of this transition began in the second quarter of 2008; therefore, year-on-year comparisons remained quite difficult in the first quarter. These challenging year-on-year comparisons began to subside in the second quarter of 2009. Sales in traffic safety systems increased approximately 8 percent in local currencies.  Sales in 3M’s commercial graphics business were down significantly as customers have cut back on branding, media and advertising plans.

In the first six months of 2009, this business segment recorded charges of $24 million related to restructuring actions, with this charge comprised of employee-related liabilities for severance and benefits and fixed asset impairments. Including this charge, operating income declined significantly, with operating income margins of approximately 17.1 percent, which were negatively impacted by approximately 1.7 percentage points due to restructuring actions.

Electro and Communications Business:

	Three months ended		Six months ended
	June 30		June 30
	2009	2008	2009	2008
Sales (millions)	$551	$760	$1,031	$1,495
Sales change analysis:
Organic local currency	(24.3)%	1.9%	(27.3)%	2.1%
Acquisitions	0.5	0.4	0.6	0.7
Local currency	(23.8)	2.3	(26.7)	2.8
Translation	(3.7)	5.6	(4.4)	5.7
Total sales change	(27.5)%	7.9%	(31.1)%	8.5%

Operating income (millions)	$67	$153	$88	$302
Percent change	(56.3)%	11.3%	(70.8)%	21.0%
Percent of sales	12.1%	20.1%	8.5%	20.2%

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

Second quarter of 2009:

End-market declines have been steep in the Electro and Communications business, particularly in telecom infrastructure and commercial construction. Sales were $551 million in the quarter, a decline of 27.5 percent year-on-year. Sales declined 23.8 percent in local currency, and the strong dollar reduced sales by another 3.7 percent. Local-currency declines were broad-based across the various business units.

Sales improved nearly 15 percent sequentially, and operating income was significantly higher than the first quarter of 2009. Operating income was $67 million, which included charges of $7 million related to restructuring actions, with this charge comprised of employee-related liabilities for severance and benefits. Operating margins improved by 7.7 percentage points sequentially, finishing the second quarter at 12.1 percent. This is well below 3M’s longer term expectation, but a strong performance considering market conditions, with this business segment benefiting from an intense focus on cost reduction and cash flows.

First six months of 2009:

Electro and Communications experienced significant end-market declines in the first six months of 2009. About half of the Electro and Communications business segment is linked in some fashion to the global electronics industry, thus the significant declines in this industry were a major factor. Semiconductor shipments, which impact 3M’s carrier tape business, were down significantly. The remainder of Electro and Communications business is largely tied to infrastructure, including non-residential construction, power transmission and distribution and telecom — all of which were also down significantly.

Sales for the first six months were down 31 percent year on year. Sales were down 27 percent in local currencies, with near-20 percent declines in telecom and electrical products and higher declines in those businesses that serve the electronics industry. Local currency sales in Electro and Communications declined 37 percent in the United States, 27 percent in Asia Pacific, 21 percent in Europe and 9 percent in Latin America/Canada.

Operating income was $88 million, which included charges of $10 million related to restructuring actions, with this charge comprised of employee-related liabilities for severance and benefits.

CRITICAL ACCOUNTING ESTIMATES — UPDATE

“Critical Accounting Estimates” discussion is provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in 3M’s Form 8-K filed May 13, 2009 (which updated 3M’s 2008 Annual Report on Form 10-K). This update will provide additional information concerning the “Asset Impairments” section.

Asset Impairments:

In June 2009, 3M’s Security Systems Division (within the Safety, Security and Protection Services business segment) was notified that the UK government decided to award the production of its passports to a competitor upon the expiration of 3M’s existing UK passport contracts in October 2010. 3M remains confident in the future of its overall passport business, and the growth prospects remain strong. 3M continues to aggressively work to win additional contracts in other countries. However, as a result of this event, in June 2009, 3M tested the long lived assets associated with the UK passport activity for recoverability and also reassessed their remaining useful lives. In addition, 3M tested goodwill for impairment at the reporting unit (Security Systems Division) level.

The result of the June 2009 test of recoverability of long lived assets associated with the UK passport activity indicated that the asset grouping’s carrying amount of approximately $54 million (before impairment) exceeded the remaining expected cash flows. Accordingly, 3M recorded a non-cash impairment charge of approximately $13 million in the second quarter of 2009 to write these assets down to their fair value. In addition, accelerated depreciation/amortization will be taken over the period June 2009 through the date of expiration of the contract based on a reassessment of the remaining expected useful life of these assets.

Concerning goodwill, 3M completed an assessment of the fair value of the Security Systems Division in the fourth quarter of 2008 (using a discounted cash flow analysis) as part of its annual test of goodwill impairment and determined that no impairment existed. As a result of the events in June 2009, 3M also performed a weighted-average discounted cash flow analysis of the Security Systems Division at the end of the second quarter of 2009, using projected cash flows that were weighted based on different sales growth and terminal value assumptions, among other factors. As a result of this analysis, 3M determined that no goodwill impairment existed as of June 30, 2009.

3M will continue to monitor the long-lived assets associated with the UK passport activity and Security Systems Division goodwill for potential impairment. Factors which could result in future impairment charges, among others, include changes in worldwide economic conditions, changes in competitive conditions and customer preferences, and fluctuations in foreign currency exchange rates. These risk factors are discussed in Item 1A, “Risk Factors”, of this document. As of June 30, 2009, 3M has approximately $200 million of goodwill associated with the Security Systems Division. If future non-cash impairment charges are taken, 3M would expect that only a portion of the long-lived assets or goodwill would be impaired.

FINANCIAL CONDITION AND LIQUIDITY

The strength of 3M’s capital structure and consistency of its cash flows provide 3M stable access to capital markets in these uncertain times. 3M has experienced uninterrupted access to the commercial paper and debt capital markets, with no material negative impact on borrowing rates. In August 2008, 3M borrowed $850 million via a long-term debt issue with a coupon of 4.375%. In October 2008, 3M also raised $800 million via a three-year debt issue with a coupon of 4.5%. Despite the market turmoil, 3M was able to secure funding to alleviate concerns about having ample liquidity to meet its foreseeable needs. As indicated in the table below, at June 30, 2009, 3M had $3.3 billion of cash, cash equivalents, and marketable securities and $6.1 billion of debt, including $865 million related to the current portion of long-term debt and $5.172 billion of long-term debt. Included in the current portion of long-term debt are $350 million in Dealer Remarketable Securities, which ultimately mature in December 2010, and a $62 million floating rate note, which has a put option. At June 30, 2009, the majority of the Company’s long-term debt balance does not mature until 2011 or later. Thus, while credit markets remain volatile, 3M’s capital structure remains very strong. 3M is committed to managing its capital structure very carefully. The Company generates significant ongoing cash flow.

The Company’s net debt position is as follows:

	June 30	Dec. 31
(Millions)	2009	2008

Total Debt	$6,080	$6,718
Less: Cash and cash equivalents and marketable securities	3,281	2,574
Net Debt	$2,799	$4,144

Cash, cash equivalents and marketable securities at June 30, 2009 totaled approximately $3.3 billion, helped by $2.2 billion of cash flows from operating activities in the first six months of 2009. The Company has sufficient liquidity to meet currently anticipated growth plans, including capital expenditures, working capital investments and acquisitions. The Company does not utilize derivative instruments linked to the Company’s stock. However, the Company does have contingently convertible debt that, if conditions for conversion are met, is convertible into shares of 3M common stock (refer to Note 10 in 3M’s Current Report on Form 8-K, which updates 3M’s 2008 Annual Report on Form 10-K).

The Company’s financial condition and liquidity are strong. Various assets and liabilities, including cash and short-term debt, can fluctuate significantly from month to month depending on short-term liquidity needs. Working capital (defined as current assets minus current liabilities) totaled $4.580 billion at June 30, 2009, compared with $3.759 billion at December 31, 2008, an increase of $821 million, primarily driven by the increase in cash, cash equivalents, and short-term marketable securities of $752 million.

Primary short-term liquidity needs are met through U.S. commercial paper and euro commercial paper issuances. The Company believes it unlikely that its access to the commercial paper market will be restricted. Effective April 30, 2007, the Company has a $1.5-billion five-year credit facility, which has provisions for the Company to request an increase of the facility up to $2 billion (at the lenders’ discretion), and providing for up to $150 million in letters of credit. As of June 30, 2009, approximately $124 million was utilized in letters of credit in connection with normal business activities. Debt covenants do not restrict the payment of dividends.

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

3M has an AA- credit rating with a stable outlook from Standard & Poor’s and an Aa2 credit rating with a stable outlook from Moody’s Investors Service. Under its $1.5-billion five-year credit facility agreement, 3M is required to maintain its EBITDA to Interest Ratio as of the end of each fiscal quarter at not less than 3.0 to 1. This is calculated (as defined in the agreement) as the ratio of consolidated total EBITDA for the four consecutive quarters then ended to total interest expense on all funded debt for the same period. At June 30, 2009, this ratio was approximately 25 to 1.

For the six months ended June 30, 2009, contributions totaling $171 million were made to the Company’s U.S. and international pension plans and $34 million to its postretirement plans. For the last six months of 2009, the Company expects to contribute approximately $700 million to its U.S. and international pension plans and approximately $100 million to its postretirement plans. Of this remaining $800 million, the Company intends to make pension contributions in shares of its common stock for approximately $600 million related to its U.S. plans. The Company does not have a required minimum pension contribution obligation for its U.S. plans in 2009. Therefore, the amount of the anticipated discretionary contribution could vary significantly depending on the U.S. qualified plans’ funding status as of the 2009 measurement date and the anticipated tax deductibility of the contribution. Future contributions will also depend on market conditions, interest rates and other factors. 3M believes its strong cash flow and balance sheet will allow it to fund future pension needs without compromising growth opportunities.

The Company uses various working capital measures that place emphasis and focus on certain working capital assets and liabilities. These measures are not defined under U.S. generally accepted accounting principles and may not be computed the same as similarly titled measures used by other companies. One of the primary working capital measures 3M uses is a combined index, which includes accounts receivable, inventory and accounts payable. This combined index (defined as quarterly net sales — fourth quarter at year-end — multiplied by four, divided by ending net accounts receivable plus inventory less accounts payable) was 4.8 at June 30, 2009, up from 4.5 at December 31, 2008. Receivables increased $261 million, or 8.2 percent, compared with December 31, 2008. Currency translation increased accounts receivable by $24 million compared with December 31, 2008, as the U.S. dollar weakened in aggregate against a multitude of currencies when comparing June 30, 2009 exchange rates to December 31, 2008 exchange rates. Inventories decreased $412 million, or 13.7 percent, compared with December 31, 2008. Currency translation increased inventories by $32 million compared with December 31, 2008. Accounts payable decreased $58 million compared with December 31, 2008.

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

Cash Flows from Operating Activities:

	Six months ended
	June 30
(Millions)	2009	2008

Net income including noncontrolling interest	$1,322	$1,969
Depreciation and amortization	569	553
Company pension contributions	(171)	(94)
Company postretirement contributions	(34)	(1)
Company pension expense	88	40
Company postretirement expense	21	12
Stock-based compensation expense	132	122
Loss/(gain) from sale of business	—	23
Income taxes (deferred and accrued income taxes)	184	4
Excess tax benefits from stock-based compensation	—	(20)
Accounts receivable	(222)	(405)
Inventories	447	(171)
Accounts payable	(76)	30
Product and other insurance receivables and claims	34	129
Other — net	(133)	49
Net cash provided by operating activities	$2,161	$2,240

Cash flows from operating activities can fluctuate significantly from period to period, as pension funding decisions, tax timing differences and other items can significantly impact cash flows.

In the first six months of 2009, cash flows provided by operating activities decreased $79 million compared to the first six months of 2008. The main positive contribution to operating cash flows related to year-on-year working capital improvements of $695 million (which includes accounts receivable, inventories and accounts payable). In addition, lower cash tax payments in the first six months of 2009 benefited cash flows. Offsets to these positive contributions included a decrease of $647 million in net income including noncontrolling interest and an increase in pension and postretirement benefit contributions of $110 million. The category “Other-net” in the preceding table reflects changes in other asset and liability accounts includes the impact of cash outlays for restructuring payments, which in the first six months of 2009 totaled $174 million.

Cash Flows from Investing Activities:

	Six months ended
	June 30
(Millions)	2009	2008

Purchases of property, plant and equipment (PP&E)	$(454)	$(632)
Proceeds from sale of PP&E and other assets	57	6
Acquisitions, net of cash acquired	(12)	(549)
Proceeds from sale of business.	—	85
Purchases and proceeds from sale or maturities of marketable securities and investments — net	40	(320)
Other investing activities	(6)	(57)
Net cash used in investing activities	$(375)	$(1,467)

Investments in property, plant and equipment enable growth in many diverse markets, helping to meet product demand and increasing manufacturing efficiency. In response to global economic conditions, the Company has reduced its capital spending plans significantly in 2009. A substantial amount of the 2009 expected spending will be carryover from 2008 or for tooling needed for new products and continued operations. Capital expenditures were $454 million in the first six months of 2009, a decrease of $178 million when compared to the first six months of 2008. The Company expects capital expenditures to total approximately $900 million for total year 2009, compared with $1.471 billion for 2008.

Refer to Note 2 for information on 2009 acquisitions. The Company is actively considering additional acquisitions, investments and strategic alliances, and from time to time may also divest certain businesses.

Purchases of marketable securities and investments and proceeds from sale (or maturities) of marketable securities and investments are primarily attributable to asset-backed securities, agency securities, corporate medium-term note securities and other securities, which are classified as available-for-sale. Interest rate risk and credit risk related to the underlying collateral may impact the value of investments in asset-backed securities, while factors such as general conditions in the overall credit market and the nature of the underlying collateral may affect the liquidity of investments in asset-backed securities. The coupon interest rates for asset-backed securities are either fixed rate or floating. Floating rate coupons reset monthly or quarterly based upon the corresponding monthly or quarterly LIBOR rate. Each individual floating rate security has a coupon based upon the respective LIBOR rate +/- an amount reflective of the credit risk of the issuer and the underlying collateral on the original issue date. Terms of the reset are unique to individual securities. Fixed rate coupons are established at the time the security is issued and are based upon a spread to a related maturity treasury bond. The spread against the treasury bond is reflective of the credit risk of the issuer and the underlying collateral on the original issue date. 3M does not currently expect risk related to its holdings in asset-backed securities to materially impact its financial condition or liquidity. Refer to Note 7 for more details about 3M’s diversified marketable securities portfolio, which totaled $685 million as of June 30, 2009. Proceeds from sales or maturities of marketable securities and investments, net of purchases, totaled $40 million in the first six months of 2009. Purchases of marketable securities and investments, net of sales and maturities, totaled $320 million in the first six months of 2008. Purchases of investments include additional survivor benefit insurance and equity investments.

Cash Flows from Financing Activities:

	Six months ended
	June 30
(Millions)	2009	2008

Change in short-term debt — net	$(552)	$1,120
Repayment of debt (maturities greater than 90 days)	(88)	(807)
Total cash change in debt	$(640)	$313
Purchases of treasury stock	(6)	(1,082)
Reissuances of treasury stock	225	217
Dividends paid to stockholders	(709)	(704)
Distributions to noncontrolling interests and other — net	3	139
Net cash used in financing activities	$(1,127)	$(1,117)

Total debt at June 30 2009, was $6.1 billion, down from $6.7 billion at year-end 2008. Total debt was 35 percent of total capital (total capital is defined as debt plus equity), compared with 39 percent at year-end 2008. The net change in short-term debt is primarily due to commercial paper activity. Repayment of debt for maturities greater than 90 days primarily represents repayment of commercial paper.

Repurchases of common stock are made to support the Company’s stock-based employee compensation plans and for other corporate purposes. In February 2007, 3M’s Board of Directors authorized a two-year share repurchase of up to $7.0 billion for the period from February 12, 2007 to February 28, 2009. In February 2009, 3M’s Board of Directors extended this share repurchase authorization until the remaining amount is fully utilized. In the first six months of 2009 the Company had minimal purchases of treasury stock, compared to purchases of $1.082 billion in the first six months of 2008. As of June 30, 2009, approximately $2.6 billion remained available for repurchase. For more information, refer to the table titled “Issuer Purchases of Equity Securities” in Part II, Item 2.

Cash dividends paid to stockholders totaled $709 million in the first six months of 2009 compared to $704 million in the first six months of 2008. 3M has paid dividends since 1916. In February 2009, the Board of Directors increased the quarterly dividend on 3M common stock by 2.0 percent to 51 cents per share, equivalent to an annual dividend of $2.04 per share. This marked the 51st consecutive year of dividend increases. Other cash flows from financing activities primarily include distributions to noncontrolling interests, excess tax benefits from stock-based compensation, changes in cash overdraft balances, and principal payments for capital leases.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

In the context of Item 3, market risk refers to the risk of loss arising from adverse changes in financial and derivative instrument market rates and prices, such as fluctuations in interest rates and currency exchange rates. For a discussion of sensitivity analysis related to these types of market risks, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in 3M’s Current Report on Form 8-K, which updated 3M’s 2008 Annual Report on Form 10-K. The Company also discusses risk management in various places throughout this document, including discussions in MD&A concerning Financial Condition and Liquidity and in the Notes to Consolidated Financial Statements (refer to the Derivatives and Fair Value Measurements notes).

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

3M COMPANY

FORM 10-Q

For the Quarterly Period Ended June 30, 2009

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(e) Issuer Purchases of Equity Securities

Repurchases of common stock are made to support the Company’s stock-based employee compensation plans and for other corporate purposes. In February 2007, 3M’s Board of Directors authorized a two-year share repurchase of up to $7 billion for the period from February 12, 2007 to February 28, 2009. In February 2009, 3M’s Board of Directors extended this share repurchase authorization until the remaining $2.6 billion (as of June 30, 2009) is fully utilized.

Issuer Purchases of Equity

Securities (registered pursuant to

Section 12 of the Exchange Act)

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (Millions)
January 1-31, 2009	2,921	$54.03	—	$2,567
February 1-28, 2009	—	$—	—	$2,567
March 1-31, 2009	1,661	$50.33	—	$2,567
Total January 1-March 31, 2009	4,582	$52.69	—	$2,567
April 1-30, 2009	62,049	$54.39	—	$2,567
May 1-31, 2009	32,173	$58.71	—	$2,567
June 1-30, 2009	682	$60.03	—	$2,567
Total April 1-June 30, 2009	94,904	$55.90	—	$2,567
Total January 1-June 30, 2009	99,486	$55.75	—	$2,567

(1) The total number of shares purchased includes: (i) shares purchased under the Board’s authorizations described above, and (ii) shares purchased in connection with the exercise of stock options (which combined totaled 2,921 shares in January 2009, 1,661 shares in March 2009, 62,049 shares in April 2009, 32,173 shares in May 2009, and 682 shares in June 2009).

Item 3. Defaults Upon Senior Securities. — No matters require disclosure.

Item 4. Submission of Matters to a Vote of Security Holders.

The 2009 Annual Meeting of Stockholders of 3M Company was held on May 12, 2009. All directors were elected. The votes cast with respect to each item presented at the meeting are as follows:

1. Election of Directors.

	For	Against	Abstain
Linda G. Alvarado	525,058,082	33,840,322	2,627,069
George W. Buckley	532,537,295	26,631,992	2,355,638
Vance D. Coffman	536,749,372	22,119,686	2,656,165
Michael L. Eskew	526,423,812	32,543,693	2,258,918
W. James Farrell	527,320,166	31,727,688	2,477,619
Herbert L. Henkel	521,269,042	37,677,399	2,579,982
Edward W. Liddy	522,133,451	36,756,732	2,634,865
Robert S. Morrison	536,988,932	22,371,838	2,165,653
Aulana L. Peters	515,421,262	43,288,031	2,816,981
Robert J. Ulrich	526,152,911	33,131,028	2,241,734

2. Ratification of the appointment of PricewaterhouseCoopers LLP as 3M’s independent registered public accounting firm.

For	553,092,231
Against	6,931,221
Abstain	1,503,495
Broker Non-Vote	0

3. Stockholder proposal on special meetings.

For	206,651,091
Against	236,003,073
Abstain	3,230,330
Broker Non-Vote	115,642,453

4. Stockholder proposal on the vesting of stock options and awards.

For	130,836,666
Against	309,739,593
Abstain	5,308,500
Broker Non-Vote	115,642,188

Item 5. Other Information. — No matters require disclosure.

Item 6. Exhibits.

Exhibits.  These exhibits are either incorporated by reference into this report or filed herewith with this report. Exhibit numbers 10.1 through 10.41 are management contracts or compensatory plans or arrangements.

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

(4.1)

Indenture, dated as of November 17, 2000, between 3M and The Bank of New York Mellon Trust Company, N.A., as successor trustee, with respect to 3M’s senior debt securities, is incorporated by reference from our Form 8-K dated December 7, 2000.

(4.2)

Indenture, dated as of November 21, 2002, between 3M and The Bank of New York Mellon Trust Company, N.A., as successor trustee, with respect to Liquid Yield Option™ Notes zero coupon senior debt securities, is incorporated by reference from Registration No. 333-103234 on Form S-3 filed on February 14, 2003.

(4.3)

First Supplemental Indenture, dated as of November 16, 2005, to Indenture between 3M and the Bank of New York Mellon Trust Company, N.A., as successor trustee, with respect to Liquid Yield Option™ Notes zero coupon senior debt securities, is incorporated by reference from our 8-K dated November 17, 2005.

(4.4)

Except as set forth in the preceding Exhibits 4.1, 4.2 and 4.3, the instruments defining the rights of holders of long-term debt securities of 3M have been omitted. We agree to furnish to the SEC, upon request, a copy of such instruments with respect to issuances of long-term debt of 3M.

(10)	Material contracts and management compensation plans and arrangements:

	(10.1)	3M 2008 Long-Term Incentive Plan (including amendments through February 2009) is incorporated by reference from our Form 10-K for the year ended December 31, 2008.
	(10.2)	Form of Agreement for Stock Option Grants to Executive Officers under 3M 2008 Long-Term Incentive Plan is incorporated by reference from our Form 8-K dated May 13, 2008.
	(10.3)	Form of Stock Option Agreement for U.S. Employees under 3M 2008 Long-Term Incentive Plan is incorporated by reference from our Form 10-K for the year ended December 31, 2008.
	(10.4)	Form of Restricted Stock Unit Agreement for U.S. Employees under 3M 2008 Long-Term Incentive Plan is incorporated by reference from our Form 10-K for the year ended December 31, 2008.
	(10.5)	3M 2005 Management Stock Ownership Program is incorporated by reference from our Proxy Statement for the 2005 Annual Meeting of Stockholders.
	(10.6)	3M 2002 Management Stock Ownership Program is incorporated by reference from our Proxy Statement for the 2002 Annual Meeting of Stockholders.
	(10.7)	3M 1997 Management Stock Ownership Program is incorporated by reference from our Proxy Statement for the 1997 Annual Meeting of Stockholders.
	(10.8)	3M 1992 Management Stock Ownership Program is incorporated by reference from our Proxy Statement for the 1992 Annual Meeting of Stockholders.
	(10.9)	Amendments of 3M 1997, 2002 and 2005 Management Stock Ownership Programs are incorporated by reference from our Form 8-K dated November 14, 2008.
	(10.10)	Form of award agreement for non-qualified stock options granted under the 2005 Management Stock Ownership Program, is incorporated by reference from our Form 8-K dated May 16, 2005.
	(10.11)	Form of award agreement for non-qualified stock options granted under the 2002 Management Stock Ownership Program, is incorporated by reference from our Form 10-K for the year ended December 31, 2004.
	(10.12)	3M 1997 General Employees’ Stock Purchase Plan, as amended through November 8, 2004, is incorporated by reference from our Form 10-K for the year ended December 31, 2004.
	(10.13)	3M Board resolution dated May 12, 2009, regarding three-year extension of 3M 1997 General Employees’ Stock Purchase Plan is filed herewith.
	(10.14)	3M VIP Excess Plan is incorporated by reference from our Form 8-K dated November 14, 2008.
	(10.15)	3M VIP (Voluntary Investment Plan) Plus is incorporated by reference from Registration Statement No. 333-73192 on Form S-8, filed on November 13, 2001.
	(10.16)	Amendment of 3M VIP Plus is incorporated by reference from our Form 8-K dated November 14, 2008.
	(10.17)	3M Deferred Compensation Plan, as amended through February 2008, is incorporated by reference from our Form 8-K dated February 14, 2008.
	(10.18)	Amendment of 3M Deferred Compensation Plan is incorporated by reference from our Form 8-K dated November 14, 2008.
	(10.19)	3M Executive Annual Incentive Plan is incorporated by reference from our Form 8-K dated May 14, 2007.

(10.20)	Form of Agreement for Performance Unit or Share Awards to Executive Officers during 2008 under 3M Performance Unit Plan is incorporated by reference from our Form 8-K dated May 8, 2008.
(10.21)	3M Performance Unit Plan, as amended through February 11, 2007, is incorporated by reference from our Form 8-K dated May 14, 2007.
(10.22)	Amendment of 3M Performance Unit Plan is incorporated by reference from our Form 8-K dated November 14, 2008.
(10.23)

Description of changes to Non-Employee Director Compensation and Stock Ownership Guidelines dated as of August 13, 2007 is incorporated by reference from our Form 10-Q for the quarter ended September 30, 2007.

(10.24)	Description of changes to 3M Compensation Plan for Non-Employee Directors is incorporated by reference from our Form 8-K dated August 8, 2005.
(10.25)	3M Compensation Plan for Non-Employee Directors, as amended, through November 8, 2004, is incorporated by reference from our Form 10-K for the year ended December 31, 2004.
(10.26)	Amendment of 3M Compensation Plan for Non-Employee Directors is incorporated by reference from our Form 8-K dated November 14, 2008.
(10.27)	3M 1992 Directors Stock Ownership Program, as amended through November 8, 2004, is incorporated by reference from our Form 10-K for the year ended December 31, 2004.
(10.28)	Amendment of 3M 1992 Directors Stock Ownership Program is incorporated by reference from our Form 8-K dated November 14, 2008.
(10.29)	3M Executive Life Insurance Plan, as amended, is incorporated by reference from our Form 10-K for the year ended December 31, 2003.
(10.30)	Summary of Personal Financial Planning Services for 3M Executives is incorporated by reference from our Form 10-K for the year ended December 31, 2003.
(10.31)	3M policy on reimbursement of incentive payments is incorporated by reference from our Form 10-K for the year ended December 31, 2006.
(10.32)	Amended and Restated 3M Nonqualified Pension Plan I is incorporated by reference from our Form 8-K dated December 23, 2008.
(10.33)	Amended and Restated 3M Nonqualified Pension Plan II is incorporated by reference from our Form 8-K dated December 23, 2008.
(10.34)	3M Nonqualified Pension Plan III is incorporated by reference from our Form 8-K dated November 14, 2008.
(10.35)	Employment agreement dated as of December 6, 2005, between 3M and George W. Buckley is incorporated by reference from our Form 8-K dated December 9, 2005.
(10.36)	Amendment, dated August 14, 2006, to employment agreement between 3M and George W. Buckley is incorporated by reference from our Form 10-Q for the quarter ended September 30, 2006.
(10.37)	Amendment to Employment Agreement between 3M and George W. Buckley is incorporated by reference from our Form 8-K dated December 17, 2008.
(10.38)	Description of compensation plan for Robert S. Morrison is incorporated by reference from our Form 8-K dated August 8, 2005.
(10.39)	Employment agreement dated as of January 23, 2002, between 3M and Patrick D. Campbell is incorporated by reference from our Form 10-K for the year ended December 31, 2001.
(10.40)	Amendment to Employment Agreement between 3M and Patrick D. Campbell is incorporated by reference from our Form 8-K dated November 18, 2008.
(10.41)	Appointment and Compensatory arrangements between 3M and David W. Meline are incorporated by reference from our Form 8-K dated July 23, 2008.
(10.42)	Five-year credit agreement as of April 30, 2007, is incorporated by reference from our Form 8-K dated May 3, 2007.

Filed herewith:

(10.13)	3M Board resolution dated May 12, 2009, regarding three-year extension of 3M 1997 General Employees’ Stock Purchase Plan.
(12)	Calculation of ratio of earnings to fixed charges.
(15)	A letter from the Company’s independent registered public accounting firm regarding unaudited interim consolidated financial statements.
(31.1)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
(31.2)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
(32.1)	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
(32.2)	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
(101)

The following financial information from 3M Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2009, filed with the SEC on July 31, 2009, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statement of Income for the three and six-month periods ended June 30, 2009 and 2008, (ii) the Consolidated Balance Sheet at June 30, 2009 and December 31, 2008, (iii) the Consolidated Statement of Cash Flows for the six-month periods ended June 30, 2009 and 2008, and (iv) Notes to Consolidated Financial Statements (tagged as blocks of text).*

*Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

3M COMPANY

(Registrant)

Date: July 31, 2009

By	/s/ Patrick D. Campbell
Patrick D. Campbell,
Senior Vice President and Chief Financial Officer

(Mr. Campbell is the Principal Financial Officer and has
been duly authorized to sign on behalf of the Registrant.)