Form 10-Q
period 2009-09-30
3M CO
filed 2009-10-30
CIK 66740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2009
Common Stock, $0.01 par value per share	707,958,268 shares

This document (excluding exhibits) contains 65 pages.

The table of contents is set forth on page 2.

The exhibit index begins on page 62.

3M COMPANY

Form 10-Q for the Quarterly Period Ended September 30, 2009

3M COMPANY

FORM 10-Q

For the Quarterly Period Ended September 30, 2009

PART I.  Financial Information

Item 1.  Financial Statements.

3M Company and Subsidiaries

Consolidated Statement of Income

(Unaudited)

	Three months ended September 30		Nine months ended September 30
(Millions, except per share amounts)	2009	2008	2009	2008
Net sales	$6,193	$6,558	$17,001	$19,760
Operating expenses
Cost of sales	3,171	3,432	8,920	10,278
Selling, general and administrative expenses	1,209	1,269	3,642	3,938
Research, development and related expenses	335	344	967	1,058
(Gain)/loss from sale of businesses	—	—	—	23
Total operating expenses	4,715	5,045	13,529	15,297
Operating income	1,478	1,513	3,472	4,463

Interest expense and income
Interest expense	55	52	165	158
Interest income	(8)	(28)	(26)	(76)
Total interest expense (income)	47	24	139	82

Income before income taxes	1,431	1,489	3,333	4,381
Provision for income taxes	460	479	1,040	1,402
Net income including noncontrolling interest	$971	$1,010	2,293	2,979

Less: Net income attributable to noncontrolling interest	14	19	35	55

Net income attributable to 3M	$957	$991	$2,258	$2,924

Weighted average 3M common shares outstanding — basic	702.8	695.5	697.7	701.3
Earnings per share attributable to 3M common shareholders — basic	$1.36	$1.43	$3.24	$4.17

Weighted average 3M common shares outstanding — diluted	710.8	703.1	702.3	710.7
Earnings per share attributable to 3M common shareholders — diluted	$1.35	$1.41	$3.21	$4.11

Cash dividends paid per 3M common share	$0.51	$0.50	$1.53	$1.50

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries

Consolidated Balance Sheet

(Unaudited)

(Dollars in millions, except per share amount)	Sept. 30 2009	Dec. 31 2008

Assets
Current assets
Cash and cash equivalents	$3,239	$1,849
Marketable securities — current	697	373
Accounts receivable — net	3,638	3,195
Inventories
Finished goods	1,248	1,505
Work in process	830	851
Raw materials and supplies	557	657
Total inventories	2,635	3,013
Other current assets	987	1,168
Total current assets	11,196	9,598

Marketable securities — non-current	519	352
Investments	106	111
Property, plant and equipment	19,451	18,812
Less: Accumulated depreciation	(12,528)	(11,926)
Property, plant and equipment — net	6,923	6,886
Goodwill	5,861	5,753
Intangible assets — net	1,392	1,398
Prepaid pension benefits	41	36
Other assets	1,595	1,659
Total assets	$27,633	$25,793

Liabilities
Current liabilities
Short-term borrowings and current portion of long-term debt	$921	$1,552
Accounts payable	1,404	1,301
Accrued payroll	685	644
Accrued income taxes	540	350
Other current liabilities	2,216	1,992
Total current liabilities	5,766	5,839

Long-term debt	5,204	5,166
Pension and postretirement benefits	2,058	2,847
Other liabilities	1,686	1,637
Total liabilities	$14,714	$15,489

Commitments and contingencies (Note 11)

Equity
3M Company shareholders’ equity:
Common stock par value, $.01 par value, 944,033,056 shares issued	$9	$9
Additional paid-in capital	3,089	3,006
Retained earnings	23,252	22,227
Treasury stock, at cost; 236,074,788 shares at Sept. 30, 2009; 250,489,769 shares at Dec. 31, 2008	(10,622)	(11,676)
Unearned compensation	—	(40)
Accumulated other comprehensive income (loss)	(3,368)	(3,646)
Total 3M Company shareholders’ equity	12,360	9,880
Noncontrolling interest	559	424
Total equity	12,919	10,304
Total liabilities and equity	$27,633	$25,793

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries

Consolidated Statement of Cash Flows

(Unaudited)

	Nine months ended Sept. 30
(Dollars in millions)	2009	2008

Cash Flows from Operating Activities
Net income including noncontrolling interest	$2,293	$2,979
Adjustments to reconcile net income including noncontrolling interest to net cash provided by operating activities
Depreciation and amortization	859	846
Company pension and postretirement contributions	(285)	(342)
Company pension and postretirement expense	162	77
Stock-based compensation expense	176	164
(Gain)/loss from sale of businesses	—	23
Deferred income taxes	194	58
Excess tax benefits from stock-based compensation	(4)	(21)
Changes in assets and liabilities
Accounts receivable	(311)	(369)
Inventories	469	(179)
Accounts payable	60	(36)
Accrued income taxes	205	(98)
Product and other insurance receivables and claims	22	130
Other — net	57	176
Net cash provided by operating activities	3,897	3,408

Cash Flows from Investing Activities
Purchases of property, plant and equipment (PP&E)	(629)	(1,008)
Proceeds from sale of PP&E and other assets	62	80
Acquisitions, net of cash acquired	(67)	(834)
Purchases of marketable securities and investments	(1,314)	(2,091)
Proceeds from sale of marketable securities and investments	532	1,239
Proceeds from maturities of marketable securities	339	517
Proceeds from sale of businesses	7	88
Other investing	(6)	—
Net cash used in investing activities	(1,076)	(2,009)

Cash Flows from Financing Activities
Change in short-term debt — net	(545)	1,562
Repayment of debt (maturities greater than 90 days)	(89)	(930)
Proceeds from debt (maturities greater than 90 days)	—	862
Purchases of treasury stock	(10)	(1,597)
Reissuances of treasury stock	291	257
Dividends paid to stockholders	(1,070)	(1,052)
Distributions to noncontrolling interest	—	(23)
Excess tax benefits from stock-based compensation	4	21
Other — net	2	(3)
Net cash used in financing activities	(1,417)	(903)

Effect of exchange rate changes on cash and cash equivalents	(14)	(152)

Net increase (decrease) in cash and cash equivalents	1,390	344
Cash and cash equivalents at beginning of year	1,849	1,896
Cash and cash equivalents at end of period	$3,239	$2,240

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

Certain amounts presented for prior periods have been reclassified to conform to the current year presentation. As discussed later in Note 1, effective January 1, 2009, 3M adopted two new accounting standards related to noncontrolling interests in consolidated financial statements and the accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement). Both of these new accounting standards required retrospective application. In addition, 3M reclassified balance sheet amounts related to life insurance policies from investments to other assets; reclassified current and non-current balance sheet amounts related to income taxes between deferred income taxes and accrued income taxes; and reclassified amounts between unearned compensation and additional paid-in-capital, both of which are within stockholders’ equity.

As described in 3M’s Current Report on Form 8-K filed May 13, 2009 (which updated 3M’s 2008 Annual Report on Form 10-K) and 3M’s Quarterly Report on Form 10-Q for the period ended March 31, 2009, during the first quarter of 2009 the Company reorganized its business segments and as discussed above, also reclassified certain amounts presented for prior periods to conform to the current year presentation. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and notes included in its Current Report on Form 8-K filed May 13, 2009.

3M has evaluated subsequent events through the date that the financial statements were issued, which was October 30, 2009, the date of 3M’s Quarterly Report on Form 10-Q for the period ended September 30, 2009.

Foreign Currency Translation

As previously disclosed by the Company in Note 1 to the consolidated financial statements in 3M’s Current Report on Form 8-K dated May 13, 2009 (which updated 3M’s 2008 Annual Report on Form 10-K), 3M generally considers local currencies as the functional currencies outside the United States. The Company has a subsidiary in Venezuela with operating income representing less than 1.5 percent of 3M’s consolidated operating income for both 2008 and the nine-month period ended September 30, 2009. Under Accounting Standards Codification (ASC) 830, Foreign Currency Matters, the reporting currency of a foreign entity’s parent is assumed to be that entity’s functional currency when the economic environment of a foreign entity is highly inflationary. Generally, an economy is considered highly inflationary when its cumulative inflation is approximately 100 percent or more over a three-year period. 3M evaluates the potential highly inflationary status of Venezuela’s economy by considering both the Consumer Price Index (which largely is associated with the cities of Caracas and Maracaibo) and the National Consumer Price Index (developed commencing in 2008 and covering the entire country of Venezuela). Through September 30, 2009, this evaluation indicated that Venezuela was approaching a highly inflationary status. Under ASC 830, 3M will likely be required to use the dollar as the functional currency of its Venezuelan subsidiary as of the beginning of the applicable fiscal quarter, should the Venezuelan economy be considered highly inflationary in a future fiscal quarter.

Earnings per share

The difference in the weighted average 3M shares outstanding for calculating basic and diluted earnings per share attributable to 3M common shareholders is a result of the dilution associated with the Company’s stock-based compensation plans. Certain options outstanding under these stock-based compensation plans were not included in the computation of diluted earnings per share attributable to 3M common shareholders because they would not have had a dilutive effect (43.0 million average options for the three months ended September 30, 2009; 62.1 million average options for the nine months ended September 30, 2009; 43.7 million average options for the three months ended September 30, 2008; 34.5 million average options for the nine months ended September 30, 2008). The conditions for conversion related to the Company’s “Convertible Notes” were not met (refer to 3M’s Current Report on Form 8-K filed May 13, 2009, Note 10 to the Consolidated Financial Statements, for more detail). If the conditions for conversion are met, 3M may choose to pay in cash and/or common stock; however, if this occurs, the Company has the intent and ability to settle this debt security in cash. Accordingly, there was no impact on diluted earnings per share attributable to 3M common shareholders. The computations for basic and diluted earnings per share follow:

Earnings Per Share Computations

	Three months ended Sept. 30		Nine months ended Sept. 30
(Amounts in millions, except per share amounts)	2009	2008	2009	2008
Numerator:
Net income attributable to 3M	$957	$991	$2,258	$2,924

Denominator:
Denominator for weighted average 3M common shares outstanding — basic	702.8	695.5	697.7	701.3

Dilution associated with the Company’s stock-based compensation plans	8.0	7.6	4.6	9.4

Denominator for weighted average 3M common shares outstanding — diluted	710.8	703.1	702.3	710.7

Earnings per share attributable to 3M common shareholders — basic	$1.36	$1.43	$3.24	$4.17
Earnings per share attributable to 3M common shareholders — diluted	1.35	1.41	3.21	4.11

New Accounting Standards

In June 2009, the Financial Accounting Standards Board (FASB) issued a standard that established the FASB Accounting Standards CodificationTM (ASC) and amended the hierarchy of generally accepted accounting principles (GAAP) such that the ASC became the single source of authoritative nongovernmental U.S. GAAP. The ASC did not change current U.S. GAAP, but was intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All previously existing accounting standard documents were superseded and all other accounting literature not included in the ASC is considered non-authoritative. New accounting standards issued subsequent to June 30, 2009 are communicated by the FASB through Accounting Standards Updates (ASUs). For 3M, the ASC was effective July 1, 2009. This standard did not have an impact on 3M’s consolidated results of operations or financial condition. However, throughout the notes to the consolidated financial statements references that were previously made to various former authoritative U.S. GAAP pronouncements have been changed to coincide with the appropriate section of the ASC.

In September 2006, the FASB issued an accounting standard codified in ASC 820, Fair Value Measurements and Disclosures. This standard established a single definition of fair value and a framework for measuring fair value, set out a fair value hierarchy to be used to classify the source of information used in fair value measurements, and required disclosures of assets and liabilities measured at fair value based on their level in the hierarchy. This standard applies under other accounting standards that require or permit fair value measurements. As disclosed in the notes included in 3M’s Current Report on Form 8-K filed May 13, 2009, 3M adopted the standard as amended by subsequent FASB standards beginning January 1, 2008 on a prospective basis. One of the amendments deferred the effective date for one year relative to nonfinancial assets and liabilities that are measured at fair value, but are recognized or disclosed at fair value on a nonrecurring basis. This deferral applied to such items as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) or nonfinancial long-lived asset groups measured at fair value for an impairment assessment.  These remaining aspects of the fair value measurement standard were adopted by the Company prospectively beginning January 1, 2009 and did not have a material impact on 3M’s consolidated results of operations or financial condition.  Refer to Note 10 for additional disclosures of assets and liabilities that are measured at fair value on a nonrecurring basis as a result of this adoption.

In December 2007, the FASB issued and, in April 2009, amended a new business combinations standard codified within ASC 805, which changed the accounting for business acquisitions. Accounting for business combinations under this standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquisition-related restructuring costs, in-process research and development, indemnification assets, and tax benefits. For 3M, this standard was effective for business combinations and adjustments to an acquired entity’s deferred tax asset and liability balances occurring after December 31, 2008. This standard had no immediate impact upon adoption by 3M, and was applied to the business combinations disclosed in Note 2 that were completed post-2008 and to applicable adjustments to acquired entity deferred tax items occurring after December 31, 2008.

In December 2007, the FASB issued a new standard which established the accounting for and reporting of noncontrolling interests (NCIs) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCIs (previously referred to as minority interests) be treated as a separate component of equity, not as a liability (as was previously the case); that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions, rather than as step acquisitions or dilution gains or losses; and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. This standard also required changes to certain presentation and disclosure requirements. For 3M, the standard was effective beginning January 1, 2009. The provisions of the standard were applied to all NCIs prospectively, except for the presentation and disclosure requirements, which were applied retrospectively to all periods presented. As a result, upon adoption, 3M retroactively reclassified the “Minority interest in subsidiaries” balance previously included in the “Other liabilities” section of the consolidated balance sheet to a new component of equity with respect to NCIs in consolidated subsidiaries. The adoption also impacted certain captions previously used on the consolidated statement of income, largely identifying net income including NCI and net income attributable to 3M.  Additional disclosures required by this standard are also included in Note 5. The adoption of this standard did not have a material impact on 3M’s consolidated financial position or results of operations.

In December 2007, the FASB ratified a standard related to accounting for collaborative arrangements which discusses how parties to a collaborative arrangement (which does not establish a legal entity within such arrangement) should account for various activities. The standard indicates that costs incurred and revenues generated from transactions with third parties (i.e. parties outside of the collaborative arrangement) should be reported by the collaborators on the respective line items in their income statements pursuant to ASC 605-45, Principle Agent Considerations. Additionally, the guidance provides that income statement characterization of payments between the participants in a collaborative arrangement should be based upon existing authoritative standards; analogy to such standards if not within their scope; or a reasonable, rational, and consistently applied accounting policy election. This guidance was effective for 3M beginning January 1, 2009 and applied retrospectively to all periods presented for collaborative arrangements existing as of the date of adoption. The adoption of this standard did not have a material impact on 3M’s consolidated results of operations or financial condition.

In March 2008, the FASB issued an accounting standard related to disclosures about derivative instruments and hedging activities, codified in ASC 815, which requires additional disclosures about an entity’s strategies and objectives for using derivative instruments; the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under ASC 815,  and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. Certain disclosures are also required with respect to derivative features that are credit-risk-related. The standard was effective for 3M beginning January 1, 2009 on a prospective basis. The additional disclosures required by this standard are included in Note 9.

In April 2008, the FASB issued an accounting standard which amended the list of factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under ASC 350, Intangibles - Goodwill and Other.  This new standard applies to (1) intangible assets that are acquired individually or with a group of other assets and (2) intangible assets acquired in both business combinations and asset acquisitions. Under this standard, entities estimating the useful life of a recognized intangible asset must consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension. For 3M, this standard required certain additional disclosures beginning January 1, 2009 (which are included in Notes 2 and 3) and application to useful life estimates prospectively for intangible assets acquired after December 31, 2008. The adoption of this standard did not have a material impact on 3M’s consolidated results of operations or financial condition.

In May 2008, the FASB issued an accounting standard which addresses convertible debt securities that, upon conversion by the holder, may be settled by the issuer fully or partially in cash (rather than settled fully in shares) and specifies that issuers of such instruments should separately account for the liability and equity components in a manner that reflects the issuer’s nonconvertible debt borrowing rate when related interest cost is recognized. This standard was effective for 3M beginning January 1, 2009 with retrospective application to all periods presented. This standard impacted the Company’s “Convertible Notes” (refer to Note 10  to the Consolidated Financial Statements included in 3M’s Current Report on Form 8-K filed May 13, 2009 for more detail), and required that additional interest expense essentially equivalent to the portion of issuance proceeds be retroactively allocated to the instrument’s equity component and be recognized over the period from the Convertible Notes’ issuance on November 15, 2002 through November 15, 2005 (the first date holders of these Notes had the ability to put them back to 3M). 3M adopted this standard in January 2009.  Its retrospective application had no impact on results of operations for periods following 2005, but on post-2005 consolidated balance sheets, it resulted in an increase of approximately $22 million in previously reported opening additional paid in capital and a corresponding decrease in previously reported opening retained earnings.

In November 2008, the FASB ratified a standard related to certain equity method investment accounting considerations. The standard indicates, among other things, that transaction costs for an investment should be included in the cost of the equity-method investment (and not expensed) and shares subsequently issued by the equity-method investee that reduce the investor’s ownership percentage should be accounted for as if the investor had sold a proportionate share of its investment, with gains or losses recorded through earnings. For 3M, the standard was effective for transactions occurring after December 31, 2008. The adoption of this standard did not have a material impact on 3M’s consolidated results of operations or financial condition.

In November 2008, the FASB ratified an accounting standard related to intangible assets acquired in a business combination or asset acquisition that an entity does not intend to use or intends to hold to prevent others from obtaining access (a defensive intangible asset). Under the standard a defensive intangible asset needs to be accounted for as a separate unit of accounting and would be assigned a useful life based on the period over which the asset diminishes in value. For 3M, the standard was effective for transactions occurring after December 31, 2008. The Company considered this standard in terms of intangible assets acquired in business combinations or asset acquisitions that closed after December 31, 2008.

In December 2008, the FASB issued an accounting standard regarding a company’s disclosures about postretirement benefit plan assets.  This standard requires additional disclosures about plan assets for sponsors of defined benefit pension and postretirement plans including expanded information regarding investment strategies, major categories of plan assets, and concentrations of risk within plan assets. Additionally, this standard requires disclosures similar to those required for fair value measurements and disclosures under ASC 820 with respect to the fair value of plan assets such as the inputs and valuation techniques used to measure fair value and information with respect to classification of plan assets in terms of the hierarchy of the source of information used to determine their value (see Note 10). The disclosures under this standard are required for annual periods ending after December 15, 2009. 3M is currently evaluating the requirements of these additional disclosures.

In April 2009, the FASB issued an accounting standard which provides guidance on (1) estimating the fair value of an asset or liability when the volume and level of activity for the asset or liability have significantly declined and (2) identifying transactions that are not orderly. The standard also amended certain disclosure provisions for fair value measurements and disclosures in ASC 820 to require, among other things, disclosures in interim periods of the inputs and valuation techniques used to measure fair value as well as disclosure of the hierarchy of the source of underlying fair value information on a disaggregated basis by specific major category of investment. For 3M, this standard was effective prospectively beginning April 1, 2009. The adoption of this standard did not have a material impact on 3M’s consolidated results of operations or financial condition. The additional disclosures required by this standard are included in Note 10.

In April 2009, the FASB issued an accounting standard which modifies the requirements for recognizing other-than-temporarily impaired debt securities and changes the existing impairment model for such securities. The standard also requires additional disclosures for both annual and interim periods with respect to both debt and equity securities. Under the standard, impairment of debt securities will be considered other-than-temporary if an entity (1) intends to sell the security, (2) more likely than not will be required to sell the security before recovering its cost, or (3) does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). The standard further indicates that, depending on which of the above factor(s) causes the impairment to be considered other-than-temporary, (1) the entire shortfall of the security’s fair value versus its amortized cost basis or (2) only the credit loss portion would be recognized in earnings while the remaining shortfall (if any) would be recorded in other comprehensive income. The standard requires entities to initially apply its provisions to previously other-than-temporarily impaired debt securities existing as of the date of initial adoption by making a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The cumulative-effect adjustment potentially reclassifies the noncredit portion of a previously other-than-temporarily impaired debt security held as of the date of initial adoption from retained earnings to accumulated other comprehensive income. For 3M, this standard was effective beginning April 1, 2009. The adoption of this standard did not have a material impact on 3M’s consolidated results of operations or financial condition. Additional disclosures required by this standard are included in Note 7.

In April 2009, the FASB issued an accounting standard regarding interim disclosures about fair value of financial instruments. The standard essentially expands the disclosure about fair value of financial instruments that were previously required only annually to also be required for interim period reporting. In addition, the standard requires certain additional disclosures regarding the methods and significant assumptions used to estimate the fair value of financial instruments. This standard was effective for 3M beginning April 1, 2009 on a prospective basis. The additional disclosures required by this standard are included in Note 10.

In May 2009, the FASB issued a new accounting standard regarding subsequent events. This standard incorporates into authoritative accounting literature certain guidance that already existed within generally accepted auditing standards, with the requirements concerning recognition and disclosure of subsequent events remaining essentially unchanged. This guidance addresses events which occur after the balance sheet date but before the issuance of financial statements. Under the new standard, as under previous practice, an entity must record the effects of subsequent events that provide evidence about conditions that existed at the balance sheet date and must disclose but not record the effects of subsequent events which provide evidence about conditions that did not exist at the balance sheet date. This standard added an additional required disclosure relative to the date through which subsequent events have been evaluated and whether that is the date on which the financial statements were issued. For 3M, this standard was effective beginning April 1, 2009. The additional disclosures required by this standard are included in Note 1.

In June 2009, the FASB issued a new standard regarding the accounting for transfers of financial assets amending the existing guidance on transfers of financial assets to, among other things, eliminate the qualifying special-purpose entity concept, include a new unit of account definition that must be met for transfers of portions of financial assets to be eligible for sale accounting, clarify and change the derecognition criteria for a transfer to be accounted for as a sale, and require significant additional disclosure. For 3M, this standard is effective for new transfers of financial assets beginning January 1, 2010. Because 3M historically does not have significant transfers of financial assets, the adoption of this standard is not expected to have a material impact on 3M’s consolidated results of operations or financial condition.

In June 2009, the FASB issued an accounting standard that revised the consolidation guidance for variable-interest entities. The modifications include the elimination of the exemption for qualifying special purpose entities, a new approach for determining who should consolidate a variable-interest entity, and changes to when it is necessary to reassess who should consolidate a variable-interest entity. For 3M, this standard is effective January 1, 2010. The Company is currently evaluating the impact of this standard, but would not expect it to have a material impact on 3M’s consolidated results of operations or financial condition.

In August 2009, the FASB issued ASU No. 2009-05, Measuring Liabilities at Fair Value, which provides additional guidance on how companies should measure liabilities at fair value under ASC 820. The ASU clarifies that the quoted price for an identical liability should be used. However, if such information is not available, a entity may use, the quoted price of an identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities traded as assets, or another valuation technique (such as the market or income approach). The ASU also indicates that the fair value of a liability is not adjusted to reflect the impact of contractual restrictions that prevent its transfer and indicates circumstances in which quoted prices for an identical liability or quoted price for an identical liability traded as an asset may be considered level 1 fair value measurements (see Note 10 for a description of level 1 measurements). For 3M, this ASU is effective October 1, 2009. The Company is currently evaluating the impact of this standard, but would not expect it to have a material impact on 3M’s consolidated results of operations or financial condition.

In September 2009, the FASB issued ASU No. 2009-12, Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent), that amends ASC 820 to provide guidance on measuring the fair value of certain alternative investments such as hedge funds, private equity funds and venture capital funds. The ASU indicates that, under certain circumstance, the fair value of such investments may be determined using net asset value (NAV) as a practical expedient, unless it is probable the investment will be sold at something other than NAV. In those situations, the practical expedient cannot be used and disclosure of the remaining actions necessary to complete the sale is required. The ASU also requires additional disclosures of the attributes of all investments within the scope of the new guidance, regardless of whether an entity used the practical expedient to measure the fair value of any of its investments. For 3M, this ASU is effective October 1, 2009. The Company is currently evaluating the impact of this standard, but would not expect it to have a material impact on 3M’s consolidated results of operations or financial condition.

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force, that provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. As a result of these amendments, multiple-deliverable revenue arrangements will be separated in more circumstances than under existing U.S. GAAP. The ASU does this by establishing a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. A vendor will be required to determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. This ASU also eliminates the residual method of allocation and will require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the overall arrangement proportionally to each deliverable based on its relative selling price. Expanded disclosures of qualitative and quantitative information regarding application of the multiple-deliverable revenue arrangement guidance are also required under the ASU. The ASU does not apply to arrangements for which industry specific allocation and measurement guidance exists, such as long-term construction contracts and software transactions. For 3M, ASU No. 2009-13 is effective beginning January 1, 2011. 3M may elect to adopt the provisions prospectively to new or materially modified arrangements beginning on the effective date or retrospectively for all periods presented. The Company is currently evaluating the impact of this standard on 3M’s consolidated results of operations and financial condition.

In October 2009, the FASB issued ASU No. 2009-14, Certain Revenue Arrangements That Include Software Elements—a consensus of the FASB Emerging Issues Task Force, that reduces the types of transactions that fall within the current scope of software revenue recognition guidance. Existing software revenue recognition guidance requires that its provisions be applied to an entire arrangement when the sale of any products or services containing or utilizing software when the software is considered more than incidental to the product or service. As a result of the amendments included in ASU No. 2009-14, many tangible products and services that rely on software will be accounted for under the multiple-element arrangements revenue recognition guidance rather than under the software revenue recognition guidance. Under the ASU, the following components would be excluded from the scope of software revenue recognition guidance:  the tangible element of the product, software products bundled with tangible products where the software components and non-software components function together to deliver the product’s essential functionality, and undelivered components that relate to software that is essential to the tangible product’s functionality. The ASU also provides guidance on how to allocate transaction consideration when an arrangement contains both deliverables within the scope of software revenue guidance (software deliverables) and deliverables not within the scope of that guidance (non-software deliverables). For 3M, ASU No. 2009-14 is effective beginning January 1, 2011. 3M may elect to adopt the provisions prospectively to new or materially modified arrangements beginning on the effective date or retrospectively for all periods presented. However, 3M must elect the same transition method for this guidance as that chosen for ASU No. 2009-13. The Company is currently evaluating the impact of this standard on 3M’s consolidated results of operations and financial condition.

NOTE 2.  Acquisitions

During the nine months ended September 30, 2009, 3M completed four business combinations. The purchase price paid for these business combinations (net of cash acquired) and certain acquisition costs and contingent consideration paid for pre-2009 business combinations during the nine months ended September 30, 2009 aggregated to $67 million.

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

(3) In April 2009, 3M (Industrial and Transportation Business) purchased 100 percent of the outstanding shares of Meguiar’s International, UK, a distributor of Meguiar’s Inc. products in the United Kingdom based in Daventry, United Kingdom.

(4) In July 2009, 3M (Consumer and Office Business) purchased the ACE® branded (and related brands) elastic bandage and supports product lines and thermometer product line, which are sold broadly through consumer channels in North America.

Purchased identifiable intangible assets related to the four acquisitions which closed in the first nine months of 2009 totaled $28 million. This included $20 million of identifiable intangible assets that will be amortized on a straight-line basis over a weighted-average life of 8 years (lives ranging from 3 to 12 years) and $8 million of indefinite-lived intangible assets related to the well-recognized ACE® brand. Acquired identifiable intangible assets for which significant assumed renewals or extensions of underlying arrangements impacted the determination of their useful lives were not material. Pro forma information related to the above acquisitions is not included because the impact on the Company’s consolidated results of operations is not considered to be material.

In addition to business combinations, 3M periodically acquires certain tangible and/or intangible assets and purchases interests in certain enterprises that do not otherwise qualify for accounting as business combinations. These transactions are largely reflected as additional asset purchase and investment activity.

NOTE 3.  Goodwill and Intangible Assets

Purchased goodwill related to the four acquisitions which closed in the first nine months of 2009 totaled $15 million, $9 million of which is deductible for tax purposes. The acquisition activity in the following table also includes the impacts of adjustments to the preliminary allocation of purchase price and certain acquisition costs and contingent consideration for pre-2009 acquisitions, which reduced goodwill by $48 million. The amounts in the “Translation and other” column in the following table primarily relate to changes in foreign currency exchange rates. The goodwill balance by business segment as of December 31, 2008 and September 30, 2009, follow:

Goodwill

(Millions)	Dec. 31, 2008 Balance	Acquisition activity	Translation and other	Sept. 30, 2009 Balance
Industrial and Transportation	$1,692	$(5)	$62	$1,749
Health Care	988	5	23	1,016
Consumer and Office	155	10	(13)	152
Safety, Security and Protection Services	1,202	6	66	1,274
Display and Graphics	1,042	(48)	(4)	990
Electro and Communications	674	(1)	7	680
Total Company	$5,753	$(33)	$141	$5,861

Accounting standards require that goodwill be tested for impairment annually and between annual tests in certain circumstances such as a change in reporting units or the testing of recoverability of a significant asset group within a reporting unit. At 3M, reporting units generally correspond to a division.

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

Acquired Intangible Assets

For the nine months ended September 30, 2009, intangible assets (excluding goodwill) acquired through business combinations increased balances by $93 million, of which approximately $65 million related to adjustments to preliminary allocations of purchase price on pre-2009 acquisitions. Balances are also impacted by changes in foreign currency exchange rates. The carrying amount and accumulated amortization of acquired intangible assets as of September 30, 2009, and December 31, 2008, follow:

(Millions)	Sept. 30 2009	Dec. 31 2008
Patents	$459	$475
Other amortizable intangible assets (primarily tradenames and customer related intangibles)	1,518	1,381
Non-amortizable intangible assets (tradenames)	145	130
Total gross carrying amount	$2,122	$1,986

Accumulated amortization — patents	(332)	(318)
Accumulated amortization — other	(398)	(270)
Total accumulated amortization	(730)	(588)
Total intangible assets — net	$1,392	$1,398

Amortization expense for acquired intangible assets for the three and nine months ended September 30, 2009 and 2008 follows:

	Three months ended Sept. 30		Nine months ended Sept. 30
(Millions)	2009	2008	2009	2008
Amortization expense	$47	$33	$134	$89

The table below shows expected amortization expense for acquired intangible assets recorded as of September 30, 2009:

(Millions)	Last Quarter 2009	2010	2011	2012	2013	After 2013
Amortization expense	$47	$164	$134	$128	$121	$653

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

The following provides information concerning the Company’s first-nine months of 2009 restructuring actions and fourth-quarter 2008 restructuring actions.

2008 and 2009 Restructuring Actions:

During the fourth quarter of 2008 and the first nine months of 2009, management approved and committed to undertake certain restructuring actions. Due to the rapid decline in global business activity in the fourth quarter of 2008 and into the first three quarters of 2009, 3M aggressively reduced its cost structure and rationalized several facilities, including manufacturing, technical and office facilities. These actions included all geographies, with particular attention in the developed areas of the world that have and are experiencing large declines in business activity, and included the following:

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

•                  During the third quarter of 2009, 3M announced the elimination of approximately 200 positions, with the majority of those occurring in Western Europe and, to a lesser extent, the United States. These restructuring actions, including a $13 million non-cash charge related to a pension settlement in Japan (discussed further in Note 8), resulted in a third-quarter 2009 net pre-tax charge of $26 million for employee-related items/benefits and other, which is net of $7 million of adjustments to prior 2008 and 2009 restructuring actions. The preceding charges were recorded in cost of sales ($25 million) and research, development and related expenses ($1 million).

Components of these restructuring actions and a roll-forward of associated balances are summarized as follows:

(Millions)	Employee- Related Items/ Benefits/other	Asset Impairments	Total

Expense incurred in fourth quarter 2008	$186	$43	$229
Non-cash charges in fourth quarter 2008	$—	$(43)	$(43)

Expense incurred in first quarter 2009:
Industrial and Transportation	$22	$1	$23
Health Care	4	—	4
Consumer and Office	2	—	2
Safety, Security and Protection Services	4	—	4
Display and Graphics	1	5	6
Electro and Communications	3	—	3
Corporate and Unallocated	25	—	25
First quarter 2009 expense	$61	$6	$67

Non-cash charges in first quarter 2009	$—	(6)	$(6)
Cash payments in first quarter 2009	(107)	—	(107)
Accrued liability balance at March 31, 2009	$140	$—	$140

Expense incurred in second quarter 2009:
Industrial and Transportation	$40	$4	$44
Health Care	15	—	15
Consumer and Office	11	—	11
Safety, Security and Protection Services	13	—	13
Display and Graphics	10	8	18
Electro and Communications	7	—	7
Corporate and Unallocated	7	1	8
Second quarter 2009 expense	$103	$13	$116

Non-cash charges in second quarter 2009	$(21)	$(13)	$(34)
Cash payments in second quarter 2009	(67)	—	(67)
Accrued liability balance at June 30, 2009	$155	$—	$155

Net expense (credit) incurred in third quarter 2009:
Industrial and Transportation	$21	$—	$21
Health Care	1	—	1
Consumer and Office	—	—	—
Safety, Security and Protection Services	—	—	—
Display and Graphics	(2)	—	(2)
Electro and Communications	1	—	1
Corporate and Unallocated	5	—	5
Third quarter 2009 expense	$26	$—	$26

Non-cash charges in third quarter 2009	$(13)	$—	$(13)
Cash payments in third quarter 2009	(36)	—	(36)
Accrued liability balance at September 30, 2009	$132	$—	$132

The majority of the remaining employee related items and benefits associated with these actions are expected to be paid out in cash in the fourth quarter of 2009 and into 2010.  As discussed in Note 8, a $21 million non-cash charge related to special termination benefits was recorded in the second quarter of 2009 that related to the approximately 700 participants who accepted the voluntary early retirement incentive program offer. Also, as discussed in Note 8, a $13 million non-cash charge related to a pension settlement in Japan was recorded in the third quarter of 2009.

NOTE 5.  Supplemental Equity and Comprehensive Income Information

Consolidated Statement of Changes in Equity

3M Company and Subsidiaries

Three months ended September 30, 2009

		3M Company Shareholders
(Millions)	Total	Common Stock and Additional Paid-in Capital	Retained Earnings	Treasury Stock	Unearned Compensation	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest
Balance at June 30, 2009	$11,221	$3,142	$22,707	$(11,341)	$(22)	$(3,683)	$418

Net income including noncontrolling interest	971		957				14
Cumulative translation adjustment	328					303	25
Defined benefit pension and postretirement plans adjustment	48					43	5
Debt and equity securities - unrealized gain (loss)	3					3
Cash flow hedging instruments - unrealized gain (loss)	(24)					(24)
Total comprehensive income	1,326
Dividends paid	(361)		(361)
Transfer to noncontrolling interest	—	(87)				(10)	97
Amortization of unearned compensation	22				22
Stock-based compensation, net of tax impacts	43	43
Reacquired stock	(4)			(4)
Issuances pursuant to stock option and benefit plans	672		(51)	723
Balance at September 30, 2009	$12,919	$3,098	$23,252	$(10,622)	$—	$(3,368)	$559

3M Company and Subsidiaries

Nine months ended September 30, 2009

		3M Company Shareholders
(Millions)	Total	Common Stock and Additional Paid-in Capital	Retained Earnings	Treasury Stock	Unearned Compensation	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest
Balance at December 31, 2008	$10,304	$3,015	$22,227	$(11,676)	$(40)	$(3,646)	$424

Net income including noncontrolling interest	2,293		2,258				35
Cumulative translation adjustment	336					338	(2)
Defined benefit pension and postretirement plans adjustment	48					43	5
Debt and equity securities - unrealized gain (loss)	8					8
Cash flow hedging instruments - unrealized gain (loss)	(101)					(101)
Total comprehensive income	2,584
Dividends paid	(1,070)		(1,070)
Transfer to noncontrolling interest	—	(87)				(10)	97
Amortization of unearned compensation	40				40
Stock-based compensation, net of tax impacts	170	170
Reacquired stock	(9)			(9)
Issuances pursuant to stock option and benefit plans	900		(163)	1,063
Balance at September 30, 2009	$12,919	$3,098	$23,252	$(10,622)	$—	$(3,368)	$559

Consolidated Statement of Changes in Equity

3M Company and Subsidiaries

Three months ended September 30, 2008

		3M Company Shareholders
(Millions)	Total	Common Stock and Additional Paid-in Capital	Retained Earnings	Treasury Stock	Unearned Compensation	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest
Balance at June 30, 2008	$12,902	$2,935	$21,414	$(11,302)	$(61)	$(451)	$367

Net income including noncontrolling interest	1,010		991				19
Cumulative translation adjustment	(675)					(672)	(3)
Defined benefit pension and postretirement plans adjustment	23					23	—
Debt and equity securities - unrealized gain (loss)	(7)					(7)
Cash flow hedging instruments - unrealized gain (loss)	42					42
Total comprehensive income	393
Dividends paid	(359)		(348)				(11)
Amortization of unearned compensation	21				21
Stock-based compensation, net of tax impacts	41	41
Reacquired stock	(472)			(472)
Issuances pursuant to stock option and benefit plans	47		(10)	57
Balance at September 30, 2008	$12,573	$2,976	$22,047	$(11,717)	$(40)	$(1,065)	$372

3M Company and Subsidiaries

Nine months ended September 30, 2008

		3M Company Shareholders
(Millions)	Total	Common Stock and Additional Paid-in Capital	Retained Earnings	Treasury Stock	Unearned Compensation	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest
Balance at December 31, 2007	$12,072	$2,798	$20,295	$(10,520)	$(79)	$(747)	$325

Net income including noncontrolling interest	2,979		2,924				55
Cumulative translation adjustment	(429)					(443)	14
Defined benefit pension and postretirement plans adjustment	69					68	1
Debt and equity securities - unrealized gain (loss)	(10)					(10)
Cash flow hedging instruments - unrealized gain (loss)	67					67
Total comprehensive income	2,676
Dividends paid	(1,075)		(1,052)				(23)
Amortization of unearned compensation	39				39
Stock-based compensation, net of tax impacts	178	178
Reacquired stock	(1,589)			(1,589)
Issuances pursuant to stock option and benefit plans	272		(120)	392
Balance at September 30, 2008	$12,573	$2,976	$22,047	$(11,717)	$(40)	$(1,065)	$372

Consolidated Statement of Comprehensive Income (Loss)

	Three months ended Sept. 30		Nine months ended Sept. 30
(Millions)	2009	2008	2009	2008
Net income including noncontrolling interest	$971	$1,010	$2,293	$2,979
Other comprehensive income, net of tax:
Cumulative translation adjustment	328	(675)	336	(429)
Defined benefit pension and postretirement plans adjustment	48	23	48	69
Debt and equity securities, unrealized gain (loss)	3	(7)	8	(10)
Cash flow hedging instruments, unrealized gain (loss)	(24)	42	(101)	67
Total other comprehensive income (loss), net of tax	355	(617)	291	(303)
Comprehensive income (loss) including noncontrolling interest	1,326	393	2,584	2,676
Comprehensive (income) loss attributable to noncontrolling interest	(44)	(16)	(38)	(70)
Comprehensive income (loss) attributable to 3M	$1,282	$377	2,546	$2,606

Accumulated Other Comprehensive Income (Loss) Attributable to 3M

	Sept. 30,	Dec. 31,
(Millions)	2009	2008
Cumulative translation adjustment	$179	$(146)
Defined benefit pension and postretirement plans adjustment	(3,479)	(3,525)
Debt and equity securities, unrealized gain (loss)	(11)	(19)
Cash flow hedging instruments, unrealized gain (loss)	(57)	44
Total accumulated other comprehensive income (loss)	$(3,368)	$(3,646)

Components of Comprehensive Income (Loss) Attributable to 3M

	Three months ended Sept. 30,		Nine months ended Sept. 30,
(Millions)	2009	2008	2009	2008
Net income attributable to 3M	$957	$991	$2,258	$2,924

Cumulative translation	237	(600)	311	(390)
Tax effect	66	(72)	27	(53)
Cumulative translation - net of tax	303	(672)	338	(443)

Defined benefit pension and postretirement plans adjustment	62	20	57	88
Tax effect	(19)	3	(14)	(20)
Defined benefit pension and postretirement plans adjustment - net of tax	43	23	43	68

Debt and equity securities, unrealized gain (loss)	5	(11)	13	(15)
Tax effect	(2)	4	(5)	5
Debt and equity securities, unrealized gain (loss) - net of tax	3	(7)	8	(10)

Cash flow hedging instruments, unrealized gain (loss)	(38)	57	(163)	102
Tax effect	14	(15)	62	(35)
Cash flow hedging instruments, unrealized gain (loss) - net of tax	(24)	42	(101)	67

Total comprehensive income (loss) attributable to 3M	$1,282	$377	$2,546	$2,606

Reclassification adjustments are made to avoid double counting in comprehensive income items that are also recorded as part of net income. 3M had no such reclassification adjustments attributable to noncontrolling interest. As disclosed in Note 8, for the three and nine months ended September 30, 2009, $36 million pre-tax ($23 million after tax) and $106 million pre-tax ($68 million after tax), respectively, were reclassified to earnings from accumulated other comprehensive income attributable to 3M to pension and postretirement expense in the income statement. These pension and postretirement expense amounts are shown in the table in Note 8 as amortization of transition (asset) obligation, amortization of prior service cost (benefit) and amortization of net actuarial (gain) loss. In addition, reclassification adjustments include the third quarter 2009 Japan pension settlement as discussed in Note 8. Reclassifications to earnings from accumulated other comprehensive income for debt and equity securities, which primarily include marketable securities, were not material for the three and nine months ended September 30, 2009. Refer to Note 9 for a table that recaps pre-tax cash flow hedging instruments reclassifications. Income taxes are not provided for foreign currency translation relating to permanent investments in international subsidiaries, but tax effects within cumulative translation do include impacts from items such as net investment hedge transactions.

Transfer of Ownership Interest Involving Non-Wholly Owned Subsidiaries

During the quarter ended September 30, 2009, a wholly owned subsidiary that, in turn, owned a portion of the Company’s majority owned Sumitomo 3M Limited entity, was transferred to another subsidiary that is majority, rather than wholly, owned. As a result of the transaction, 3M’s effective ownership in Sumitomo 3M Limited was reduced from 75 percent to 71.5 percent. The transfer was effected to further align activities in the associated region and to simplify the Company’s ownership structure. Because the Company retained its controlling interest in the subsidiaries involved, the transfer resulted in a decrease in 3M Company shareholders’ equity and an increase in noncontrolling interest of $97 million. The following table summarizes the effects of this transfer on equity attributable to 3M Company shareholders.

(Millions)	Three months ended Sept. 30, 2009	Nine months ended Sept. 30, 2009
Net income attributable to 3M	$957	$2,258
Transfer to noncontrolling interest	(97)	(97)
Change in 3M Company shareholders’ equity from net income attributable to 3M and transfers to noncontrolling interest	$860	$2,161

NOTE 6.  Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2002.

The Internal Revenue Service (IRS) completed its examination of the Company’s U.S. federal income tax returns for the years 2002 through 2004 in the first quarter of 2008. The outcome of the 2002 through 2004 audit cycle impacted the 2001 tax year, which was settled in the second quarter of 2008. Currently, the Company is under examination by the IRS for its U.S. federal income tax returns for the years 2005 through 2009. It is anticipated that the IRS will complete its examination of the Company for 2005 through 2007 in the fourth quarter of 2009, for 2008 by the end of the first quarter of 2010, and for 2009 by the end of the first quarter of 2011. As of September 30, 2009, the IRS has not proposed any significant adjustments to the Company’s tax positions for which the Company is not adequately reserved. 3M anticipates changes to the Company’s uncertain tax positions due to the closing of the various audit years mentioned. Currently, the Company is not able to reasonably estimate the amount by which the liability for unrecognized tax benefits will increase or decrease during the next 12 months as a result of the ongoing IRS audits. Payments relating to any proposed assessments arising from the 2005 through 2009 audits may not be made until a final agreement is reached between the Company and the IRS on such assessments or upon a final resolution resulting from the administrative appeals process or judicial action. In addition to the U.S. federal examination, there is also limited audit activity in several U.S. state and foreign jurisdictions. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of September 30, 2009 and December 31, 2008, respectively, are $463 million and $334 million.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in tax expense. The Company recognized in the consolidated statement of income on a gross basis approximately $13 million and $6 million of expense for the three months ended September 30, 2009 and September 30, 2008, respectively, and approximately $19 million and $4 million of expense for the nine months ended September 30, 2009 and September 30, 2008, respectively. At September 30, 2009 and December 31, 2008, accrued interest and penalties in the consolidated balance sheet on a gross basis were $65 million and $47 million, respectively. Included in these interest and penalty amounts are interest and penalties related to tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

NOTE 7.  Marketable Securities

The Company invests in agency securities, corporate securities, asset-backed securities, treasury securities and other securities. The following is a summary of amounts recorded on the Consolidated Balance Sheet for marketable securities (current and non-current).

	Sept. 30,	Dec. 31,
(Millions)	2009	2008

Agency securities	$310	$180
Corporate securities	139	145
Asset-backed securities:
Automobile loans related	144	24
Credit cards related	19	—
Other	29	11
Asset-backed securities total	192	35
Other securities	56	13

Current marketable securities	$697	$373

Agency securities	$82	$200
Corporate securities	97	62
Treasury securities	114	12
Asset-backed securities:
Automobile loans related	157	25
Credit cards related	50	40
Other	13	11
Asset-backed securities total	220	76
Auction rate and other securities	6	2

Non-current marketable securities	$519	$352

Total marketable securities	$1,216	$725

Classification of marketable securities as current or non-current is dependent upon management’s intended holding period, the security’s maturity date and liquidity considerations based on market conditions. If management intends to hold the securities for longer than one year as of the balance sheet date, they are classified as non-current. At September 30, 2009, gross unrealized losses totaled approximately $19 million (pre-tax), while gross unrealized gains totaled approximately $4 million (pre-tax). At December 31, 2008, gross unrealized losses totaled approximately $30 million (pre-tax), while gross unrealized gains were not material. Gross unrealized losses related to auction rate securities totaled $11 million and $16 million (pre-tax) as of September 30, 2009 and December 31, 2008, respectively. Gross realized gains and losses on sales or maturities of marketable securities for the first nine months of 2009 and 2008 were not material. Cost of securities sold or reclassified use the first in, first out (FIFO) method. Since these marketable securities are classified as available-for-sale securities, changes in fair value will flow through other comprehensive income, with amounts reclassified out of other comprehensive income into earnings upon sale or “other-than-temporary” impairment.

3M has a diversified marketable securities portfolio of $1.216 billion as of September 30, 2009. Within this portfolio, current and long-term asset-backed securities (estimated fair value of $412 million) are primarily comprised of interests in automobile loans and credit cards. At September 30, 2009, the asset-backed securities credit ratings were AAA or A-1+, with the following exceptions: three securities rated AA with a total fair value of $23 million, one security rated A with a fair value of less than $1 million, and one security rated BBB with a fair value of less than $1 million. Historically, 3M’s marketable securities portfolio included auction rate securities that represented interests in investment grade credit default swaps, however, these have been written down to $6 million as of September 30, 2009. Since the second half of 2007, these auction rate securities failed to auction due to sell orders exceeding buy orders. Liquidity for these auction-rate securities is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals, usually every 7, 28, 35, or 90 days. The funds associated with failed auctions will not be accessible until a successful auction occurs or a buyer is found outside of the auction process. Based upon an analysis of “temporary” and “other-than-temporary” impairment factors, auction rate securities with an original par value of approximately $34 million were written-down to an estimated fair value of $1 million as of December 31, 2008 and adjusted to an estimated fair value of $6 million as of September 30, 2009. There are $11 million (pre-tax) of temporary impairments associated with auction rate securities at September 30, 2009, which were recorded as unrealized losses within other comprehensive income. As of September 30, 2009, these investments have been in a loss position for more than 12 months. 3M recorded “other-than-temporary” impairment charges that reduced pre-tax income by approximately $8 million in the second quarter of 2008, $1 million in the first quarter of 2008, and $8 million in the fourth quarter of 2007. Refer to Note 10 for a table that reconciles the beginning and ending balances of auction rate securities.

3M reviews impairments associated with the above in accordance with the measurement guidance provided by ASC 320, Investments-Debt and Equity Securities, when determining the classification of the impairment as “temporary” or “other-than-temporary. In addition, as discussed in Note 1, beginning in April 2009, the Company considers the new accounting standard with respect to the determination of “other-than-temporary” impairments associated with investments in debt securities. A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income component of equity. Such an unrealized loss does not reduce net income for the applicable accounting period because the loss is not viewed as other-than-temporary. The factors evaluated to differentiate between temporary and other-than-temporary include the projected future cash flows, credit ratings actions, and assessment of the credit quality of the underlying collateral, as well as the factors included in the impairment model for debt securities included in the new standard relating to “other-than temporary” impairments, as described in Note 1.

The balances at September 30, 2009 for marketable securities by contractual maturity are shown below. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

Sept. 30,
(Millions)	2009

Due in one year or less	$480
Due after one year through three years	563
Due after three years through five years	133
Due after five years	40

Total marketable securities	$1,216

NOTE 8.  Pension and Postretirement Benefit Plans

Components of net periodic benefit cost and other supplemental information for the three and nine months ended September 30, 2009 and 2008 follows:

Benefit Plan Information

	Three months ended September 30,
	Qualified and Non-qualified Pension Benefits				Postretirement
	United States		International		Benefits
(Millions)	2009	2008	2009	2008	2009	2008

Service cost	$45	$48	$23	$31	$12	$14
Interest cost	154	149	56	65	24	24
Expected return on plan assets	(226)	(222)	(62)	(80)	(23)	(26)
Amortization of transition (asset) obligation	—	—	1	1	—	—
Amortization of prior service cost (benefit)	4	4	(2)	—	(20)	(25)
Amortization of net actuarial (gain) loss	25	14	11	10	17	16
Net periodic benefit cost (benefit)	$2	$(7)	$27	$27	$10	$3
Settlements, curtailments and special termination benefits	1	2	13	—	—	—
Net periodic benefit cost (benefit) after settlements, curtailments and special termination benefits	$3	$(5)	$40	$27	$10	$3

	Nine months ended September 30,
	Qualified and Non-qualified Pension Benefits				Postretirement
	United States		International		Benefits
(Millions)	2009	2008	2009	2008	2009	2008

Service cost	$137	$144	$71	$93	$38	$40
Interest cost	464	447	167	197	72	75
Expected return on plan assets	(679)	(666)	(185)	(240)	(69)	(78)
Amortization of transition (asset) obligation	—	—	2	3	—	—
Amortization of prior service cost (benefit)	12	12	(4)	(2)	(60)	(71)
Amortization of net actuarial (gain) loss	74	42	32	30	50	48
Net periodic benefit cost (benefit)	$8	$(21)	$83	$81	$31	$14
Settlements, curtailments and special termination benefits	26	3	14	—	—	—
Net periodic benefit cost (benefit) after settlements, curtailments and special termination benefits	$34	$(18)	$97	$81	$31	$14

For the nine months ended September 30, 2009, contributions totaling $824 million were made to the Company’s U.S. and international pension plans and $61 million to its postretirement plans. Of the $824 million, $600 million was contributed in the third quarter of 2009 to the U.S. defined benefit pension plan in shares of the Company’s common stock, which is considered a non-cash financing activity. During the last quarter of 2009, the Company expects to contribute approximately $300 million to $500 million in cash to its pension and postretirement plans, of which an estimated $60 million relates to its postretirement plans. The Company does not have a required minimum pension contribution obligation for its U.S. plans in 2009. Therefore, the amount of the anticipated discretionary pension contribution could vary significantly depending on the U.S. plans’ funded status and the anticipated tax deductibility of the contribution. 3M’s annual measurement date for pension and postretirement assets and liabilities is December 31 each year, which is also the date used for the related annual measurement assumptions.

In April 2009, the Company offered a voluntary early retirement incentive program to certain eligible participants of its U.S. pension plans who meet age and years of pension service requirements. The eligible participants who accepted the offer and retired by June 1, 2009 received an enhanced pension benefit. Pension benefits were enhanced by adding one additional year of pension service and one additional year of age for certain benefit calculations. Approximately 700 participants accepted the offer and retired by June 1, 2009.  As a result, the Company incurred a $21 million charge related to these special termination benefits.

During 2009, 3M Sumitomo (Japan) experienced a higher number of retirements than normal, largely due to early retirement incentive programs, which required eligible employees who elected to leave the Company to retire by September 2009. Participants in the Japan pension plan had the option of receiving cash lump sum payments when exiting the plan, which a number of participants exiting the pension plan elected to receive. In accordance with ASC 715, Compensation — Retirement Benefits, settlement accounting is required when the lump sum distributions in a year are greater than the sum of the annual service and interest costs. Due to the large number of lump sum payment elections the Company incurred a $13 million settlement charge. The Company remeasured the funded status of the Japan pension plan as of September 30, 2009.

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

Cash Flow Hedging - Foreign Currency Forward and Option Contracts: The Company enters into foreign exchange forward and option contracts to hedge against the effect of exchange rate fluctuations on cash flows denominated in foreign currencies and certain intercompany financing transactions. These transactions are designated as cash flow hedges. The settlement or extension of these derivatives will result in reclassifications (from accumulated other comprehensive income) to earnings in the period during which the hedged transactions affect earnings. Generally, 3M dedesignates these cash flow hedge relationships in advance of the occurrence of the forecasted transaction. The portion of gains or losses on the derivative instrument previously accumulated in other comprehensive income for dedesignated hedges remains in accumulated other comprehensive income until the forecasted transaction occurs. Changes in the value of derivative instruments after dedesignation are recorded in earnings and are included in the Derivatives Not Designated as Hedging Instruments section below. Hedge ineffectiveness and the amount excluded from effectiveness testing recognized in income on cash flow hedges were not material for the three and nine month periods ended September 30, 2009 and 2008. The maximum length of time over which 3M hedges its exposure to the variability in future cash flows for a majority of the forecasted transactions is 12 months and, accordingly, at September 30, 2009, the majority of the Company’s open foreign exchange forward and option contracts had maturities of one year or less. The dollar equivalent gross notional amount of the Company’s foreign exchange forward and option contracts designated as cash flow hedges at September 30, 2009 was approximately $2.5 billion.

Cash Flow Hedging - Commodity Price Management: The Company manages commodity price risks through negotiated supply contracts, price protection agreements and forward physical contracts. The Company uses commodity price swaps relative to natural gas as cash flow hedges of forecasted transactions to manage price volatility. The related mark-to-market gain or loss on qualifying hedges is included in other comprehensive income to the extent effective, and reclassified into cost of sales in the period during which the hedged transaction affects earnings. Generally, the length of time over which 3M hedges its exposure to the variability in future cash flows for its forecasted natural gas transactions is 12 months. No significant commodity cash flow hedges were discontinued and hedge ineffectiveness was not material for the three and nine month periods ended September

30, 2009 and 2008. The dollar equivalent gross notional amount of the Company’s natural gas commodity price swaps designated as cash flow hedges at September 30, 2009 was $38 million.

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

Three months ended September 30, 2009 (Millions)	Pretax Gain (Loss) Recognized in Other Comprehensive Income on Effective Portion of Derivative	Pretax Gain (Loss) Recognized in Income on Effective Portion of Derivative as a Result of Reclassification from Accumulated Other Comprehensive Income		Ineffective Portion of Gain (Loss) on Derivative and Amount Excluded from Effectiveness Testing Recognized in Income
Derivatives in Cash Flow Hedging Relationships	Amount	Location	Amount	Location	Amount
Foreign currency forward/option contracts	$(27)	Cost of sales	$29	Cost of sales	$—
Foreign currency forward contracts	(2)	Interest expense	(2)	Interest expense	—
Commodity price swap contracts	8	Cost of sales	(10)	Cost of sales	—
Total	$(21)		$17		$—

Nine months ended September 30, 2009 (Millions)	Pretax Gain (Loss) Recognized in Other Comprehensive Income on Effective Portion of Derivative	Pretax Gain (Loss) Recognized in Income on Effective Portion of Derivative as a Result of Reclassification from Accumulated Other Comprehensive Income		Ineffective Portion of Gain (Loss) on Derivative and Amount Excluded from Effectiveness Testing Recognized in Income
Derivatives in Cash Flow Hedging Relationships	Amount	Location	Amount	Location	Amount
Foreign currency forward/option contracts	$(59)	Cost of sales	$126	Cost of sales	$—
Foreign currency forward contracts	26	Interest expense	17	Interest expense	—
Commodity price swap contracts	(16)	Cost of sales	(29)	Cost of sales	—
Total	$(49)		$114		$—

As of September 30, 2009, the Company had a balance of $57 million associated with the after tax net unrealized loss associated with cash flow hedging instruments recorded in accumulated other comprehensive income.  3M expects to reclassify to earnings over the next 12 months a majority of this balance (with the impact offset by cash flows from underlying hedged items).

Fair Value Hedges:

For derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivatives as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings.

Fair Value Hedging - Interest Rate Swaps: The Company manages interest expense using a mix of fixed and floating rate debt. To help manage borrowing costs, the Company may enter into interest rate swaps. Under these arrangements, the Company agrees to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated by reference to an agreed-upon notional principal amount. The dollar equivalent (based on inception date foreign currency exchange rates) gross notional amount of the Company’s interest rate swaps at September 30, 2009 was $1.752 billion.

At September 30, 2009, the Company had interest rate swaps designated as fair value hedges of underlying fixed rate obligations. In November 2006, the Company entered into a $400 million fixed-to-floating interest rate swap concurrent with the issuance of the three-year medium-term note due in 2009. In July 2007, in connection with the issuance of a seven-year Eurobond for an amount of 750 million Euros, the Company completed a fixed-to-floating interest rate swap on a notional amount of 400 million Euros as a fair value hedge of a portion of the fixed interest rate Eurobond obligation. In May 2009, the Company entered into two fixed-to-floating interest rate swaps with an aggregate notional amount of $800 million designated as fair value hedges of the fixed interest rate obligation under the existing $800 million, three-year, 4.50% notes issued in October 2008.  The mark-to-market of these fair value hedges is recorded as gains or losses in interest expense and is offset by the gain or loss on the underlying debt instrument, which also is recorded in interest expense. These fair value hedges are 100 percent effective and, thus, there is no impact on earnings due to hedge ineffectiveness.

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

The location in the consolidated statements of income and amounts of gains and losses related to derivative instruments designated as fair value hedges and similar information relative to the hedged items are as follows:

Three months ended September 30, 2009 (Millions)	Gain (Loss) on Derivative Recognized in Income		Gain (Loss) on Hedged Item Recognized in Income
Derivatives in Fair Value Hedging Relationships	Location	Amount	Location	Amount
Interest rate swap contracts	Interest expense	$8	Interest expense	$(8)
Total		$8		$(8)

Nine months ended September 30, 2009 (Millions)	Gain (Loss) on Derivative Recognized in Income		Gain (Loss) on Hedged Item Recognized in Income
Derivatives in Fair Value Hedging Relationships	Location	Amount	Location	Amount
Interest rate swap contracts	Interest expense	$12	Interest expense	$(12)
Total		$12		$(12)

Net Investment Hedges:

As circumstances warrant, the Company uses cross currency swaps, forwards and foreign currency denominated debt to hedge portions of the Company’s net investments in foreign operations. For hedges that meet the effectiveness requirements, the net gains or losses attributable to changes in spot exchange rates are recorded in cumulative translation within other comprehensive income. The remainder of the change in value of such instruments is recorded in earnings. Recognition in earnings of amounts previously recorded in cumulative translation is limited to circumstances such as complete or substantially complete liquidation of the net investment in the hedged foreign operation. The dollar equivalent gross notional amount of the Company’s cross currency swaps and foreign currency forward contracts designated as net investment hedges at September 30, 2009 was $200 million.

In November 2006, the Company entered into a three-year floating-to-floating cross currency swap with a notional amount of $200 million. This transaction is a partial hedge of the Company’s net investment in its European subsidiaries. This swap converts U.S. dollar-based variable interest payments to Euro-based variable interest payments associated with the notional amount.

In September 2006, the Company entered into a three-year floating-to-floating cross currency swap with a notional amount of $300 million. This transaction is a partial hedge of the Company’s net investment in its Japanese subsidiaries. This swap converted U.S. dollar-based variable interest payments to yen-based variable interest payments associated with the notional amount. This swap matured in September 2009.

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

Three months ended September 30, 2009 (Millions) Derivative and Nonderivative Instruments in	Pretax Gain (Loss) Recognized as Cumulative Translation within Other Comprehensive Income on Effective Portion of Instrument	Ineffective Portion of Gain (Loss) on Instrument and Amount Excluded from Effectiveness Testing Recognized in Income
Net Investment Hedging Relationships	Amount	Location	Amount
Cross currency swap contracts	$(27)	Interest expense	$—
Foreign currency denominated debt	(70)	N/A	—
Total	$(97)		$—

Nine months ended September 30, 2009 (Millions) Derivative and Nonderivative Instruments in	Pretax Gain (Loss) Recognized as Cumulative Translation within Other Comprehensive Income on Effective Portion of Instrument	Ineffective Portion of Gain (Loss) on Instrument and Amount Excluded from Effectiveness Testing Recognized in Income
Net Investment Hedging Relationships	Amount	Location	Amount
Cross currency swap contracts	$(8)	Interest expense	$—
Foreign currency denominated debt	(50)	N/A	—
Total	$(58)		$—

Derivatives Not Designated as Hedging Instruments:

Derivatives not designated as hedging instruments include dedesignated foreign currency forward and option contracts that formerly were designated in cash flow hedging relationships (as referenced in the preceding Cash Flow Hedges section). In addition, 3M enters into foreign currency forward contracts and commodity price swaps to offset, in part, the impacts of certain intercompany activities (primarily associated with intercompany licensing arrangements and certain intercompany loans) and fluctuations in costs associated with the use of certain precious metals, respectively.  These derivative instruments are not designated in hedging relationships; therefore, fair value gains and losses on these contracts are recorded in earnings.  The dollar equivalent gross notional amount of these forward, option and swap contracts not designated as hedging instruments totaled $732 million as of September 30, 2009.  The Company does not hold or issue derivative financial instruments for trading purposes.

The location in the consolidated statements of income and amounts of gains and losses related to derivative instruments not designated as hedging instruments are as follows:

(Millions)	Three months ended Sept. 30, 2009 Gain (Loss) on Derivative Recognized in Income		Nine months ended Sept. 30, 2009 Gain (Loss) on Derivative Recognized in Income
Derivatives Not Designated as Hedging Instruments	Location	Amount	Location	Amount
Foreign currency forward/option contracts	Cost of sales	$(18)	Cost of sales	$(39)
Foreign currency forward contract	Interest expense	1	Interest expense	1
Commodity price swap contracts	Cost of sales	2	Cost of sales	1
Total		$(15)		$(37)

Location and Fair Value Amount of Derivative Instruments

The following table summarizes the fair value of 3M’s derivative instruments, excluding nonderivative instruments used as hedging instruments, and their location in the consolidated balance sheet.

September 30, 2009 (Millions)	Assets		Liabilities
Fair Value of Derivative Instruments	Location	Amount	Location	Amount

Derivatives designated as hedging instruments
Foreign currency forward/option contracts	Other current assets	$19	Other current liabilities	$100
Commodity price swap contracts	Other current assets	1	Other current liabilities	5
Interest rate swap contracts	Other current assets	1	Other current liabilities	—
Interest rate swap contracts	Other assets	57	Other liabilities	—
Cross currency swap contracts	Other current assets	—	Other current liabilities	21
Total derivatives designated as hedging instruments		$78		$126

Derivatives not designated as hedging instruments
Foreign currency forward/option contracts	Other current assets	$8	Other current liabilities	$46
Commodity price swap contracts	Other current assets	—	Other current liabilities	—
Total derivatives not designated as hedging instruments		$8		$46

Total derivative instruments		$86		$172

Additional information with respect to the fair value of derivative instruments is included in Note 10.

Currency Effects and Credit Risk

Currency Effects: 3M estimates that year-on-year currency effects, including hedging impacts, decreased net income attributable to 3M by approximately $105 million and $205 million for the for the three and nine months ended September 30, 2009. This estimate includes the effect of translating profits from local currencies into U.S. dollars; the impact of currency fluctuations on the transfer of goods between 3M operations in the United States and abroad; and transaction gains and losses, including derivative instruments designed to reduce foreign currency exchange rate risks and the negative impact of swapping Venezuelan bolivars into U.S. dollars. 3M estimates that year-on-year derivative and other transaction gains and losses decreased net income attributable to 3M by approximately $30 million for the three months ended September 30, 2009 and increased net income attributable to 3M by approximately $35 million for the nine months ended September 30, 2009.

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

NOTE 10.  Fair Value Measurements

As discussed in Note 1, 3M adopted the new fair value measurements standard, codified in ASC 820, prospectively effective January 1, 2008, with respect to fair value measurements of (a) nonfinancial assets and liabilities that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis (at least annually) and (b) all financial assets and liabilities. 3M adopted the remaining aspects of the fair value measurement standard relative to nonfinancial assets and liabilities that are measured at fair value, but are recognized and disclosed at fair value on a nonrecurring basis, prospectively effective January 1, 2009.

Under the new standard, fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. The standard also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors market participants would use in valuing the asset or liability developed based upon the best information available in the circumstances. The hierarchy is broken down into three levels. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. Categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis:

As described in Note 1, at 3M, effective January 1, 2008, fair value measurement under ASC 820 principally applied to financial asset and liabilities such as available-for-sale marketable securities, available-for-sale investments (included as part of investments in the Consolidated Balance Sheet) and certain derivative instruments. Derivatives include cash flow hedges, interest rate swaps and most net investment hedges. These items were previously and will continue to be marked-to-market at each reporting period; however, the definition of fair value used for these mark-to-markets is now applied using ASC 820. The information in the following paragraphs and tables primarily addresses matters relative to these financial assets and liabilities. The information incorporates guidance relating to determining the fair value of a financial asset when the market for that asset is not active, which was effective for 3M beginning with the quarter ended September 30, 2008. The information also incorporates the new guidance described in Note 1 related to determining fair values when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly, which was effective for 3M beginning April 1, 2009. Separately, there were no material fair value measurements with respect to nonfinancial assets or liabilities that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis subsequent to the effective date of the new standard (as impacted by associated updates codified in ASC 820).

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

Derivative instruments:

The Company’s derivative assets and liabilities within the scope of ASC 815 are required to be recorded at fair value. The Company’s derivatives that are recorded at fair value include foreign currency forward and option contracts, commodity price swaps, interest rate swaps, and net investment hedges where the hedging instrument is recorded at fair value. Net investment hedges that use foreign currency denominated debt to hedge 3M’s net investment are not impacted by the fair value measurement standard under ASC 820, as the debt used as the hedging instrument is marked to a value with respect to changes in spot foreign currency exchange rates and not with respect to other factors that may impact fair value.

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

The following table provides information by level for assets and liabilities that are measured at fair value, as defined by ASC 820, on a recurring basis.

	Fair Value
(Millions)	at Sept. 30,	Fair Value Measurements Using Inputs Considered as
Description	2009	Level 1	Level 2	Level 3
Assets:
Available-for-sale:
Marketable securities:
Agency securities	$392	$—	$392	$—
Corporate securities	236	—	236
Asset-backed securities:
Credit cards related	69	—	69	—
Automobile loans related	301	—	301	—
Other	42	—	42	—
Treasury securities	114	114
Auction rate securities	6	—	—	6
Other securities	56	—	56	—
Investments	7	7	—	—
Derivative instruments — assets	86	27	59	—

Liabilities:
Derivative instruments — liabilities	172	151	21	—

	Fair Value
(Millions)	at Dec. 31,	Fair Value Measurements Using Inputs Considered as
Description	2008	Level 1	Level 2	Level 3
Assets:
Available-for-sale:
Marketable securities:
Agency securities	$380	$—	$380	$—
Corporate securities	207	—	207	—
Asset-backed securities:
Credit cards related	40	—	40	—
Automobile loans related	49	—	49	—
Other	22	—	22	—
Treasury securities	14	14	—	—
Auction rate securities	1	—	—	1
Other securities	12	—	12	—
Investments	5	5	—	—
Derivative instruments — assets	279	221	58	—

Liabilities:
Derivative instruments — liabilities	212	99	113	—

The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3).

(Millions)	Three months ended Sept. 30,		Nine months ended Sept. 30,
Marketable securities — auction rate securities only	2009	2008	2009	2008
Beginning balance	$4	$10	$1	$16
Total gains or (losses):
Included in earnings	—	—	—	(3)
Included in other comprehensive income	2	(6)	5	(9)
Purchases, issuances, and settlements	—	—	—	—
Transfers in and/or out of Level 3	—	—	—	—
Ending balance (September 30)	6	4	6	4

Additional losses included in earnings due to reclassifications from other comprehensive income for securities still held at September 30	—	—	—	(6)

In addition, the plan assets of 3M’s pension and postretirement benefit plans are measured at fair value on a recurring basis (at least annually).

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis:

Disclosures for nonfinancial assets and liabilities that are measured at fair value, but are recognized and disclosed at fair value on a nonrecurring basis, are required prospectively beginning January 1, 2009. During the nine months ended September 30, 2009, such measurements of fair value related primarily to the nonfinancial assets and liabilities with respect to the business combinations that closed in 2009 and long-lived asset impairments in 2009.

The net identifiable tangible and intangible assets and liabilities (excluding goodwill) for business combinations that closed in 2009 (discussed in Note 2) were $43 million and $50 million for the three and nine months ended September 30, 2009, respectively. For business combinations, 3M uses inputs other than quoted prices that are observable, such as interest rates, cost of capital, and market comparable royalty rates, which are applied to income and market valuation approaches. 3M considers these level 2 inputs.

There were no long-lived asset impairments for the three months ended September 30, 2009. Long-lived asset impairments totaled approximately $32 million pre-tax for the nine months ended September 30, 2009, which included the portion of 2009 restructuring actions related to long-lived asset impairments as discussed in Note 4, with the complete carrying amount of such assets written off and included in operating income results. In addition to the restructuring activities, in June 2009 the Company recorded a $13 million impairment of certain long-lived assets associated with the UK passport production activity of 3M’s Security Systems Division (within the Safety, Security and Protection Services business segment). In June 2009, 3M was notified that the UK government decided to award the production of its passports to a competitor upon the expiration of 3M’s existing UK passport contracts in October 2010. Accordingly, 3M tested the long lived assets associated with the UK passport activity for recoverability which indicated that the asset grouping’s carrying amount exceeded the remaining expected cash flows. As a result, associated assets were written down to a fair value of $41 million in June 2009. 3M primarily uses a discounted cash flow model that uses inputs other than quoted prices that are observable, such as interest rates and cost of capital, to determine the fair value of such assets. 3M considers these level 2 inputs. Refer to Note 1 (“Property, plant and equipment” and “Intangible Assets”) in 3M’s Form 8-K filed May 13, 2009 (which updated 3M’s 2008 Annual Report on Form 10-K) for further discussion of accounting policies related to long-lived asset impairments.

The following table provides information by level for nonfinancial assets and liabilities that were measured at fair value during 2009, as defined by ASC 820, on a nonrecurring basis.

Three months ended Sept. 30, 2009		Fair Value Measurements Using
(Millions)		Quoted Prices	Significant
	Fair value	in Active	Other	Significant
Description	Three months ended Sept. 30, 2009	Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Gains (Losses)
Long-lived assets held and used	$—	$—	$—	$—	$—
Business combinations	43	—	43	—	—
Total					$—

Nine months ended Sept. 30, 2009		Fair Value Measurements Using
(Millions)		Quoted Prices
		in Active	Significant
	Fair value	Markets	Other	Significant
Description	Nine months ended Sept. 30, 2009	for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Gains (Losses)
Long-lived assets held and used	$41	$—	$41	$—	$(32)
Business combinations	50	—	50	—	—
Total					$(32)

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

	September 30, 2009		Dec. 31, 2008
(Millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Dealer remarketable securities	$350	$367	$350	$364
Long-term debt, excluding current portion	5,204	5,539	5,166	5,375

The fair values reflected above consider the terms of the related debt absent the impacts of derivative/hedging activity. The carrying amount of long-term debt referenced above is impacted by certain fixed-to-floating interest rate swaps that are designated as fair value hedges and by the designation of 1,025 million Euros of fixed rate Eurobond securities issued by the Company as hedging instruments of the Company’s net investment in its European subsidiaries

3M’s fixed-rate bonds are trading at a premium at September 30, 2009 and December 31, 2008 due to the low interest rates and improvement in credit spreads. The convertible debt (included in long-term debt) has a fair value which is below the carrying amount due to the low yield on the bond, combined with the 3M stock price trading below the conversion trigger price.

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

Respirator Mask/Asbestos Litigation

As of September 30, 2009, the Company is a named defendant, with multiple co-defendants, in numerous lawsuits in various courts that purport to represent approximately 2,490 individual claimants, down from the number of individual claimants with actions pending at June 30, 2009, March 31, 2009 and December 31, 2008.

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

As of September 30, 2009, Aearo and/or other companies that previously owned and operated Aearo’s respirator business (American Optical Corporation, Warner-Lambert LLC, AO Corp. and Cabot Corporation (“Cabot”)) are named defendants, with multiple co-defendants, including the Company, in numerous lawsuits in various courts in which plaintiffs allege use of mask and respirator products and seek damages from Aearo and other defendants for alleged personal injury from workplace exposures to asbestos, silica-related, or other occupational dusts found in products manufactured by other defendants or generally in the workplace.

As of September 30, 2009, the Company, through its Aearo subsidiary, has recorded $34 million as an estimate of the probable liabilities for product liabilities and defense costs related to current and future Aearo-related asbestos and silica-related claims. Responsibility for legal costs, as well as for settlements and judgments, is currently shared in an informal arrangement among Aearo, Cabot, American Optical Corporation and a subsidiary of Warner Lambert and their insurers (the “Payor Group”). Liability is allocated among the parties based on the number of years each company sold respiratory products under the “AO Safety” brand and/or owned the AO Safety Division of American Optical Corporation and the alleged years of exposure of the individual plaintiff.  Aearo’s share of the contingent liability is further limited by an agreement entered into between Aearo and Cabot on July 11, 1995. This agreement provides that, so long as Aearo pays to Cabot an annual fee of $400,000, Cabot will retain responsibility and liability for, and indemnify Aearo against, asbestos and silica-related product liability claims for respirators manufactured prior to July 11, 1995.  Because the date of manufacture for a particular respirator allegedly used in the past is often difficult to determine, Aearo and Cabot have applied the agreement to claims arising out of the alleged use of respirators while exposed to asbestos or silica or products containing asbestos or silica prior to January 1, 1997. With these arrangements in place, Aearo’s potential liability is limited to exposures alleged to have arisen from the use of respirators while exposed to asbestos, silica or other occupational dusts on or after January 1, 1997.

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

Employment Litigation

Whitaker lawsuit: As previously reported, one current and one former employee of the Company filed a purported class action in the District Court of Ramsey County, Minnesota, in December 2004, seeking to represent a class of all current and certain former salaried employees employed by the Company in Minnesota below a certain salary grade who were age 46 or older at any time during the applicable period to be determined by the Court (the “Whitaker” lawsuit). The complaint alleges the plaintiffs suffered various forms of employment discrimination on the basis of age in violation of the Minnesota Human Rights Act and seeks injunctive relief, unspecified compensatory damages (which they seek to treble under the statute), including back and front pay, punitive damages (limited by statute to $8,500 per claimant) and attorneys’ fees. In January 2006, the plaintiffs filed a motion to join four additional named plaintiffs. This motion was unopposed by the Company and the four plaintiffs were joined in the case, although one claim has been dismissed following an individual settlement. The class certification hearing was held in December

2007. On April 11, 2008, the Court granted the plaintiffs’ motion to certify the case as a class action and defined the class as all persons who were 46 or older when employed by 3M in Minnesota in a salaried exempt position below a certain salary grade at any time on or after May 10, 2003, and who did not sign a document on their last day of employment purporting to release claims arising out of their employment with 3M.  On June 25, 2008, the Minnesota Court of Appeals granted the Company’s petition for interlocutory review of the District Court’s decision granting class certification in the case. On April 28, 2009, the Court of Appeals issued its decision, reversing the District Court’s class certification decision. The Court of Appeals found that the District Court had not required plaintiffs to meet the proper legal standards for certification of a class under Minnesota law and had deferred resolving certain factual disputes that were relevant to the class certification requirements. The Court of Appeals remanded the case to the District Court for further proceedings in line with the evidentiary standards defined in its opinion. The Company believes that the Court of Appeals correctly determined the proper legal standards to apply to motions to certify a class action, but the Company also believes that plaintiffs’ motion for class certification in this case should be denied as a matter of law.  Accordingly, on May 28, 2009, the Company filed in the Minnesota Supreme Court a Petition for Partial Review of the Decision of the Court of Appeals. On July 22, 2009, the Minnesota Supreme Court denied the Petition. The trial court has scheduled a status conference on November 17, 2009.

Garcia lawsuit: The Company was served on May 7, 2009 with a purported class action/collective action age discrimination lawsuit, which was filed in United States District Court for the Northern District of California, San Jose Division (the “Garcia lawsuit”). Five former and one current employee of the Company are seeking to represent all current and former salaried employees employed by the Company in the United States during the liability period, which plaintiffs define as 2001 to the present. In addition to the six named plaintiffs, 91 other current or former employees have signed “opt-in” forms, seeking to join the action.  The Garcia lawsuit expressly excludes those persons and those claims encompassed within the proposed class and claims in the Whitaker lawsuit.  The same counsel, joined by additional California counsel for the Garcia lawsuit, represents the plaintiffs in both cases.

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

Regulatory Activities: As previously reported, the Company has been voluntarily cooperating with ongoing reviews by local, state, national (primarily the U.S. Environmental Protection Agency (EPA)), and international agencies of possible environmental and health effects of various perfluorinated compounds (“PFCs”), including perfluorooctanyl compounds (perflurooctanoic acid or “PFOA” and perfluorooctane sulfonate or “PFOS”). As a result of its phase-out decision in May 2000, the Company no longer manufactures perfluorooctanyl compounds, and has agreed to a product stewardship initiative with the EPA to end its use of PFOA by 2015.

Regulatory activities concerning PFOA and/or PFOS continue in Europe and elsewhere, and before certain international bodies. These activities include gathering of exposure and use information, risk assessment, and consideration of regulatory approaches.

In late 2008 and early 2009, the EPA implemented testing of private wells and soils at certain agricultural sites in Alabama where wastewater treatment sludge was applied from a local wastewater treatment plant that received wastewater from numerous industrial sources.  The EPA also tested public drinking water in Lawrence and Morgan Counties and concluded that the levels of PFOA and PFOS are lower than 0.04 part per billion (ppb).  The EPA currently believes that these levels are not of concern and is working with local industry, including 3M, to continue testing municipal and private wells in the area.  3M and other companies are jointly conducting a survey of properties near the sites where wastewater treatment sludge was applied to determine if any further private drinking water wells are present.  Where such wells are determined to be present, PFOA and PFOS levels will be assessed. The EPA also issued provisional health advisory values (above which action should be taken to reduce exposure to these compounds in drinking water) for PFOA of 0.4 ppb and PFOS of 0.2 ppb.

As previously reported, the Minnesota Department of Health (“MDH”) detected low levels of another perfluorinated compound called perfluorobutanoic acid (PFBA) in municipal wells (and in private wells as announced by the MDH in June 2007) in six nearby communities (Woodbury, Cottage Grove, Newport, St. Paul Park, South St. Paul, and Hastings, all communities located southeast of St. Paul), some of which slightly exceeded the MDH’s interim advisory level for PFBA of 1 ppb. In February 2008, the MDH established a health-based value (HBV) for PFBA of 7 ppb based on a clearer understanding of PFBA through the results of three major studies.   An HBV is the amount of a chemical in drinking water considered by the MDH staff to be safe for people to drink for a lifetime. As a result of this new HBV for PFBA, well advisories will no longer be required for certain wells in the Minnesota communities of Lake Elmo, Oakdale and Cottage Grove.  Residents in the affected communities where the levels of PFBA in private wells exceed the HBV either have been provided water treatment systems or connected to a city water system.  As part of legislation passed during the 2007 Minnesota legislative session directing the MDH to develop and implement a statewide Environmental Health Tracking and Biomonitoring program, the MDH announced in July 2008 that it will measure the amount of PFCs in the blood of 200 adults who live in the Minnesota communities of Oakdale, Lake Elmo and Cottage Grove. In July 2009, the MDH reported that the levels of three PFCs in the blood of residents in these communities who participated in the study were slightly higher than the national average. A large body of research, including laboratory studies and epidemiology studies of exposed employees, shows that no human health effects are caused by PFCs at current levels of exposure. This research has been published in peer-reviewed scientific journals and shared with the EPA and global scientific-community.

The Company continues to work with the Minnesota Pollution Control Agency (MPCA) pursuant to the terms of the previously disclosed May 2007 Settlement Agreement and Consent Order to address the presence of perfluorinated compounds in the soil and groundwater at former disposal sites in Washington County Minnesota and at the Company’s manufacturing facility at Cottage Grove Minnesota. Under this agreement, the Company’s principal obligations include (i) evaluation of releases of perfluoronated compounds from these sites and propose response actions; (ii) providing alternative drinking water if and when an HBV or Health Risk Limit (“HRL”) (i.e., the amount of a chemical in drinking water determined by the MDH to be safe for people to drink for a lifetime) is exceeded for any perfluoronated compounds as a result of contamination from these sites; (iii) remediation of any source of other PFCs at these sites that is not controlled by actions to remediate PFOA and PFOS; and (iv) sharing information with the MPCA about perfluoronated compounds. During 2008, the MPCA issued formal decisions adopting remedial options for the former disposal sites in Washington County Minnesota (Oakdale and Woodbury). In August 2009, the MPCA issued a formal decision adopting remedial options for the Company’s Cottage Grove manufacturing facility.  At each location the remedial options were among those recommended by the Company.

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

In February 2009, a resident of Franklin County, Alabama, filed a purported class action lawsuit in the Circuit Court of Franklin County seeking compensatory damages and injunctive relief based on the application by the Decatur wastewater treatment plant of wastewater treatment sludge to farmland and grasslands in the state that allegedly contain PFOA, PFOS and other perfluorochemicals. The named defendants in the case include 3M, Dyneon LLC, Daikin America, Inc., Synagro-WWT, Inc., Synagro South, LLC and Biological Processors of America.  The named plaintiff seeks to represent a class of all persons within the State of Alabama, Inc. who, within the past six years, have had PFOA, PFOS and other perfluorochemicals released or dumped onto their property by the defendants.

As previously reported, two residents of Washington County, Minnesota, filed in October 2004 a purported class action in the District Court of Washington County on behalf of Washington County residents who have allegedly suffered personal injuries and property damage from alleged emissions from the former perfluorooctanyl production facility at Cottage Grove, Minnesota, and from historic waste disposal sites in the vicinity of that facility. After the District Court granted the Company’s motion to dismiss the claims for medical monitoring and public nuisance in April 2005, the plaintiffs filed an amended complaint adding additional allegations involving other perfluorinated compounds manufactured by the Company, alleging additional legal theories in support of their claims, adding four plaintiffs, and seeking relief based on alleged contamination of the City of Oakdale municipal water supply and certain private wells in the vicinity of Lake Elmo, Minnesota. In April 2006, the plaintiffs filed a second amended complaint adding two additional plaintiffs. The two original plaintiffs thereafter dismissed their claims against the Company.  On June 19, 2007 the Court denied the plaintiffs’ motion to certify the litigation as a class action. Thereafter, two of the remaining named plaintiffs voluntarily dismissed their claims. In December 2008 and January 2009 the Court granted the Company’s summary judgment motions dismissing all of the plaintiffs’ claims under the Minnesota Environmental Response and Liability Act and all claims for personal injury and emotional distress, but allowed the plaintiffs to add a claim for punitive damages with respect to their property damage claims. In March 2009, the Court granted the Company’s summary judgment motions seeking dismissal of the plaintiffs’ private nuisance and trespass to blood claims, but denied the Company’s summary judgment motion with respect to the plaintiffs’ negligence and trespass to soil and water claims, and denied the Company’s motion to dismiss the plaintiffs’ claim for punitive damages. Subsequent rulings by the Court in April 2009 limited the plaintiffs to property damage claims based on negligence and trespass, and punitive damages if plaintiffs prove their trespass claim. On June 17, 2009, after six weeks of trial, a Washington County jury returned a unanimous verdict in favor of the Company on all remaining issues in the lawsuit. The jury decided that the Company was not negligent and had not committed a trespass, and that plaintiffs had not suffered damage to their properties. The Court entered judgment on August 13, 2009 dismissing all of the plaintiffs’ claims based on the unanimous jury verdict in favor of the Company.

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

Accrued Liabilities and Insurance Receivables Related to Legal Proceedings

The following table shows the major categories of on-going litigation, environmental remediation and other environmental liabilities for which the Company has been able to estimate its probable liability and for which the Company has taken reserves and the related insurance receivables:

Liability and Receivable Balances	Sept. 30,	Dec. 31,
(Millions)	2009	2008

Breast implant liabilities	$1	$5
Breast implant insurance receivables	2	6

Respirator mask/asbestos liabilities	$126	$140
Respirator mask/asbestos insurance receivables	174	193

Environmental remediation liabilities	$31	$31
Environmental remediation insurance receivables	15	15

Other environmental liabilities	$123	$137

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

As a result of the costs of aggressively defending itself and the greater cost of resolving claims of persons with malignant conditions, as of September 30, 2009, the Company increased its reserves for respirator mask/asbestos liabilities by $13 million ($7 million in the second quarter and $6 million in the third quarter of 2009) and increased its receivables for insurance recoveries by $4 million ($2 million in each of the second and third quarters of 2009) related to this litigation. As a result of settlements reached with its insurers, the Company was paid approximately $23 million for the first nine months of 2009 in connection with the respirator mask/asbestos receivable.

On January 5, 2007 the Company was served with a declaratory judgment action filed on behalf of two of its insurers (Continental Casualty and Continental Insurance Co. — both part of the Continental Casualty Group) disclaiming coverage for respirator mask/asbestos claims. These insurers represent approximately $14 million of the $174 million insurance recovery receivable referenced in the above table. The action seeks declaratory judgment regarding the allocation of covered costs among the policies issued by the various insurers. It was filed in Hennepin County, Minnesota and named, in addition to the Company, over 60 of the Company’s insurers. This action is similar in nature to an action filed in 1994 with respect to breast implant coverage, which ultimately resulted in the Minnesota Supreme Court’s ruling of 2003 that was largely in the Company’s favor.  At the Company’s request, the case was transferred to Ramsey County, over the objections of the insurers. The Minnesota Supreme Court heard oral argument of the insurers’ appeal of that decision in March 2008 and ruled in May 2008 that the proper venue of that case is Ramsey County. The case has been assigned to a judge in Ramsey County District Court. The plaintiff insurers have served an amended complaint that names some additional insurers and deletes others. Several of the insurer defendants named in the amended complaint have been dismissed because of settlements they have reached with 3M regarding the matters at issue in the lawsuit. The case remains in its early stages.

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

	Three months ended		Nine months ended
	September 30,		September 30,
(Millions, except per share amounts)	2009	2008	2009	2008
Cost of sales	$8	$9	$32	$35
Selling, general and administrative expenses	29	26	115	99
Research, development and related expenses	7	7	29	30

Operating Income (Loss)	$(44)	$(42)	$(176)	$(164)

Income tax benefits	$13	$9	$56	$60

Net Income (Loss) attributable to 3M	$(31)	$(33)	$(120)	$(104)

Earnings per share impact attributable to 3M common shareholders - diluted	$(0.04)	$(0.05)	$(0.17)	$(0.15)

In May 2008, shareholders approved 35 million shares for issuance under the “3M 2008 Long-Term Incentive Plan”, which replaced and succeeded the 2005 Management Stock Ownership Program (MSOP), the 3M Performance Unit Plan, and the 1992 Directors Stock Ownership Program. Shares under this plan may be issued in the form of Incentive Stock Options, Nonqualified Stock Options, Progressive Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Other Stock Awards, and Performance Units and Performance Shares. Awards denominated in shares of common stock other than options and Stock Appreciation Rights, per the 2008 Plan, will be counted against the 35 million share limit as 3.38 shares for every one share covered by such award. The remaining total shares available for grant under the 2008 Long Term Incentive Plan Program are 15,508,542 as of September 30, 2009.

The following table summarizes stock option activity during the nine months ended September 30, 2009:

			Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic Value
Stock Options	Options	Price*	Life* (months)	(millions)
Under option —
January 1	75,452,722	$71.96
Granted
Annual	6,649,672	53.93
Progressive (Reload)	22,695	66.61
Exercised	(4,739,354)	47.77
Canceled	(931,661)	73.32
September 30	76,454,074	$71.87	60	$519
Options exercisable
September 30	64,564,498	$73.07	52	$387

*Weighted average

As of September 30, 2009, there was $82 million of compensation expense that has yet to be recognized related to non-vested stock option based awards. This expense is expected to be recognized over the remaining vesting period with a weighted-average life of 1.9 years. The total intrinsic values of stock options exercised was $52 million and $104 million during the nine month periods ended September 30, 2009 and 2008, respectively. Cash received from options exercised was $226 million and $178 million for the nine months ended September 30, 2009 and 2008, respectively. The Company’s actual tax benefits realized for the tax deductions related to the exercise of employee stock options were $16 million and $30 million for the nine months ended September 30, 2009 and 2008, respectively. Capitalized stock-based compensation amounts were not material at September 30, 2009.

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

Restricted stock unit grants generally vest at the end of three years. The one-time “buyout” restricted stock unit grant in 2007 vests at the end of five years. The following table summarizes restricted stock and restricted stock unit activity during the nine months ended September 30, 2009:

Restricted Stock and Restricted Stock Units	Number of Awards	Grant Date Fair Value*
Nonvested balance —
As of January 1	2,957,538	$77.41
Granted
Annual	1,150,819	53.89
Other	524,483	54.49
Vested	(106,868)	54.84
Forfeited	(93,824)	69.57
As of September 30	4,432,148	$69.30

*Weighted average

As of September 30, 2009, there was $114 million of compensation expense that has yet to be recognized related to non-vested restricted stock and restricted stock units. This expense is expected to be recognized over the remaining vesting period with a weighted-average life of 2.0 years. The total fair value of restricted stock and restricted stock units that vested during the nine month period ended September 30, 2009 was $4 million and for the nine month period ended September 30, 2008 was not material.

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

The financial information presented herein reflects the impact of all of the preceding segment structure changes for all periods presented.

Business Segment Information	Three months ended		Nine months ended
	September 30,		September 30,
(Millions)	2009	2008	2009	2008

Net Sales
Industrial and Transportation	$1,901	$2,078	$5,208	$6,438
Health Care	1,083	1,066	3,145	3,266
Consumer and Office	923	988	2,584	2,782
Safety, Security and Protection Services	864	921	2,352	2,721
Display and Graphics	896	857	2,315	2,581
Electro and Communications	617	740	1,648	2,235
Corporate and Unallocated	4	6	12	21
Elimination of Dual Credit	(95)	(98)	(263)	(284)
Total Company	$6,193	$6,558	$17,001	$19,760

Operating Income
Industrial and Transportation	$382	$415	$841	$1,334
Health Care	339	294	975	926
Consumer and Office	227	223	589	580
Safety, Security and Protection Services	236	212	544	594
Display and Graphics	206	162	449	535
Electro and Communications	116	158	204	460
Corporate and Unallocated	(7)	70	(72)	96
Elimination of Dual Credit	(21)	(21)	(58)	(62)
Total Company	$1,478	$1,513	$3,472	$4,463

For the three months and nine months ended September 30, 2009, results included pre-tax charges of $26 million and $209 million, respectively, related to restructuring actions. Refer to Note 4 (Restructuring Actions and Exit Activities) for more detail. In addition, results for the nine months ended September 30, 2009 also included a gain on sale of real estate of $15 million pre-tax related to the sale of a New Jersey roofing granule facility (recorded within Safety, Security and Protection Services).

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM*

To the Stockholders and Board of Directors of 3M Company:

We have reviewed the accompanying consolidated balance sheet of 3M Company and its subsidiaries as of September 30, 2009 and the related consolidated statements of income and of cash flows for each of the three-month and nine-month periods ended September 30, 2009 and 2008. These interim financial statements are the responsibility of the Company’s management.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Minneapolis, Minnesota

October 30, 2009

*                 Pursuant to Rule 436(c) of the Securities Act of 1933 (“Act”) this should not be considered a “report” within the meaning of Sections 7 and 11 of the Act and the independent registered public accounting firm liability under Section 11 does not extend to it.

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

3M results improved in the third quarter of 2009 when compared to both the second quarter and first quarter of 2009, as discretionary spending was well-controlled and restructuring actions proceeded according to plan. While sales were helped by improved demand for consumer electronics and respiratory products used to prevent the spread of the H1N1 virus, 3M’s early actions to address the recession were at the core of the improving performance throughout 2009.

3M has been aggressively restructuring the company since early 2008 and continued this effort in the third quarter of 2009. 3M announced the reduction of approximately 200 positions in the third quarter, with the majority of those occurring in Western Europe and, to a lesser extent, the United States. The related net restructuring charges reduced net income attributable to 3M in the third quarter of 2009 by $14 million, or $0.02 per diluted share. The third quarter of 2008 includes charges related to exit activities, partially offset by a gain on sale of real estate, which combined reduced net income attributable to 3M by $8 million, or $0.01 per diluted share. Refer to the special items discussion at the end of this overview section for more detail.

Third-quarter sales totaled $6.2 billion, a decrease of 5.6 percent from the third quarter of 2008, but up 8.3 percent when compared to the second quarter of 2009. Including the preceding special items, net income attributable to 3M was $957 million, or $1.35 per diluted share, versus $991 million, or $1.41 per diluted share in the corresponding period last year.

For the first nine months of 2009, the global economic slowdown dramatically affected 3M’s businesses.  Substantial end-market declines and inventory takedowns in major industries, including automotive, consumer electronics and general industrial manufacturing, resulted in significantly lower sales and income.  Accordingly, 3M reduced its cost structure, lowered manufacturing output and intensified its attention to operational improvement. The combination of these actions drove operating income margins of 20.4 percent in the first nine months of 2009. The first nine months of 2009 included restructuring actions, partially offset by a gain on sale of real estate, which combined reduced net income attributable to 3M by $119 million, or $0.17 per diluted share. The first nine months of 2008 includes charges related to exit activities and the sale of a business, partially offset by a gain on sale of real estate, which combined reduced net income attributable to 3M by $54 million, or $0.08 per diluted share. Refer to the special items discussion at the end of this overview section for more detail.

Sales in the first nine months of 2009 totaled $17.0 billion, a decrease of 14 percent from the first nine months of 2008. Including the preceding special items, net income attributable to 3M was $2.258 billion or $3.21 per diluted share, versus $2.924 billion, or $4.11 per diluted share in the corresponding period last year. In addition to the third quarter 2009 restructuring actions described above, in the second quarter of 2009, 3M permanently reduced approximately 900 positions spanning many businesses and geographies, and in the United States another 700 people accepted a voluntary retirement option. 3M expects that a small portion of those who accepted the voluntary separation will be replaced; thus, on a net basis, 3M estimates an employment level decline of approximately 1,400 to 1,500 due to these second quarter restructuring actions. In the first quarter of 2009, 3M announced the elimination of approximately 1,200 positions. In addition, 3M announced reductions of 2,400 positions in the fourth quarter of 2008. These 2009 restructuring actions, plus incremental carryover benefits from the fourth quarter 2008 restructuring, are expected to save 3M approximately $100 million in the fourth quarter of 2009, with estimated additional incremental savings of approximately $150 million to $175 million in 2010.

The following table summarizes sales and operating income results by business segment.

	Three months ended September 30,
	2009		2008		% change
	Net	Operating	Net	Operating	Net	Operating
(Millions)	Sales	Income	Sales	Income	Sales	Income

Industrial and Transportation	$1,901	$382	$2,078	$415	(8.6)%	(8.0)%
Health Care	1,083	339	1,066	294	1.6%	15.3%
Consumer and Office	923	227	988	223	(6.6)%	1.3%
Safety, Security and Protection Services	864	236	921	212	(6.1)%	11.3%
Display and Graphics	896	206	857	162	4.5%	27.1%
Electro and Communications	617	116	740	158	(16.5)%	(26.7)%
Corporate and Unallocated	4	(7)	6	70	N/A	N/A
Elimination of Dual Credit	(95)	(21)	(98)	(21)	N/A	N/A
Total Company	$6,193	$1,478	$6,558	$1,513	(5.6)%	(2.3)%

Third-quarter worldwide sales totaled $6.2 billion, a decrease of 5.6 percent versus last year. Local-currency sales (which includes volume, selling price and acquisition impacts, but excludes divestiture and translation impacts) decreased 3.3 percent, and foreign exchange impacts reduced sales by an additional 2.3 percentage points in the quarter. Local-currency sales increased 5.5 percent in Display and Graphics and 4.7 percent in Health Care, but declined in the remaining segments, with Safety, Security and Protection Services down 2.0 percent, Consumer and Office down 4.8 percent, Industrial and Transportation down 6.4 percent, and Electro and Communications down 15.3 percent. Refer to the Performance by Business Segment section for a more detailed discussion of the results of the respective segments.

Despite challenging economic conditions and a year-on-year sales decline of 5.6 percent in the third quarter of 2009, operating income only decreased 2.3 percent year-on-year. Operating income margins for the three months ended September 30, 2009 were 23.9 percent. 3M generated $3.9 billion of operating cash flows for the nine months ended September 30, 2009, compared to $3.4 billion for the nine months ended September 30, 2008. Refer to the section entitled “Cash Flows from Operating Activities” later in the MD&A for a discussion of items impacting cash flows.

In February 2007, 3M’s Board of Directors authorized a two-year share repurchase of up to $7.0 billion for the period from February 12, 2007 to February 28, 2009. In February 2009, 3M’s Board of Directors extended this share repurchase authorization until the remaining amount is fully utilized. As of September 30, 2009, approximately $2.6 billion remained available for repurchase. With the Company’s current emphasis on maintaining ample liquidity and enhancing balance sheet strength, share repurchase activity has been suspended. However, extension of this program will provide flexibility to resume repurchase activity when business conditions permit. In February 2009, 3M’s Board of Directors authorized a dividend increase of 2 percent for 2009, marking the 51st consecutive year of dividend increases for 3M. 3M’s debt to total capital ratio (total capital defined as debt plus equity) at September 30, 2009 was 32 percent, compared to 39 percent at December 31, 2008. A portion of the increase in debt at year-end 2008 was the result of a strategy to build and maintain a cash buffer in the U.S. in the current market environment. 3M has an AA- credit rating with a stable outlook from Standard & Poor’s and an Aa2 credit rating with a stable outlook from Moody’s Investors Service. In addition to cash on hand, the Company has sufficient access to capital markets to meet currently anticipated growth and acquisition investment funding needs.

Special Items:

Special items represent significant charges or credits that are important to understanding changes in the Company’s underlying operations.

Third quarter 2009 includes net pre-tax restructuring charges of $26 million ($14 million reduction in net income attributable to 3M, or $0.02 per diluted share), with these charges related to employee-related liabilities for severance/benefits and other. These charges were recorded in cost of sales and research, development and related expenses, with these expenses totaling $25 million pre-tax and $1 million pre-tax, respectively, for the three-months ended September 30, 2009.

First nine months 2009 includes net pre-tax restructuring charges of $209 million ($128 million reduction in net income attributable to 3M, or $0.18 per diluted share). These charges related to employee-related liabilities for severance/benefits and other of approximately $190 million pre-tax and fixed asset impairments of approximately $19 million pre-tax. All business segments were impacted by these actions. These charges were recorded in cost of sales; selling, general and administrative expenses; and research, development and related expenses, with these expenses totaling $110 million pre-tax, $91 million pre-tax and $8 million pre-tax, respectively. These items are discussed in more detail in Note 4 (Restructuring Actions and Exit Activities). First nine months 2009 also includes the sale of a New Jersey roofing granule facility in June 2009, which resulted in a pre-tax gain of $15 million ($9 million benefit to net income attributable to 3M, or $0.01 per diluted share). This gain was recorded in cost of sales within the Safety, Security and Protection Services business segment. Combined, these items reduced first nine months 2009 operating income by $194 million and net income attributable to 3M by $119 million, or $0.17 per diluted share.

Third quarter 2008 includes a gain on sale of real estate ($41 million pre-tax, $28 million after-tax) related to a sale-leaseback relative to an administrative location in Italy. In addition, during the third quarter of 2008, management approved and committed to undertake certain exit activities, which resulted in charges ($49 million pre-tax, $36 million after-tax) related to employee-related liabilities and fixed asset impairments. Combined, these items reduced both operating income and net income attributable to 3M by $8 million, or $0.01 per diluted share, in the third quarter of 2008.

First nine months 2008 also includes the sale of HighJump Software, where 3M recognized a loss ($23 million pre-tax, $32 million after-tax) in the second quarter of 2008. In the second quarter of 2008, the Company also recorded charges ($19 million pre-tax, $14 million after-tax) related to employee reductions at an Industrial and Transportation manufacturing facility located in the United Kingdom. Combined, these second-quarter and preceding third-quarter 2008 items reduced first nine months 2008 operating income by $50 million and net income attributable to 3M by $54 million, or $0.08 per diluted share.

RESULTS OF OPERATIONS

Percent change information compares the third quarter or first nine months of 2009 with the same period last year, unless otherwise indicated.

Net Sales:

	Three months ended
	September 30, 2009
	United States	Europe	Asia-Pacific	Latin America/ Canada	Worldwide
Net sales (millions)	$2,263	$1,543	$1,707	$680	$6,193
% of worldwide sales	36.5%	24.9%	27.6%	11.0%	100.0%
Components of net sales change:
Volume — organic	(12.4)%	(7.9)%	2.6%	(9.0)%	(7.1)%
Price	2.1	2.0	(1.7)	10.0	2.0
Organic local-currency sales	(10.3)	(5.9)	0.9	1.0	(5.1)
Acquisitions	2.0	3.5	0.3	0.8	1.8
Local-currency sales	(8.3)	(2.4)	1.2	1.8	(3.3)
Divestitures	—	(0.1)	—	—	—
Translation	—	(6.8)	1.8	(8.7)	(2.3)
Total sales change	(8.3)%	(9.3)%	3.0%	(6.9)%	(5.6)%

While many end-markets remained challenging in the third quarter of 2009, 3M did see improvements in several areas.  As expected, higher-turn industries such as consumer electronics started to pick up during the second and third quarters of 2009, with particularly good results in 3M’s optical films business. In addition, demand remained strong for respiratory protection products due to the emergence of the H1N1 virus, helping drive sales growth, as 3M’s respiratory factories have been running at capacity since May of this year to keep up with demand. 3M also posted sales improvement in each of its six business segments in the third quarter when compared to the second quarter.

On a worldwide basis, sales declined 5.6 percent, a substantial improvement from the 15.1 percent decline that 3M posted in the second quarter and the 21.3 percent decline in the first quarter. Sales also grew in all major geographic areas in the third quarter when compared to the second quarter. Organic sales volumes were down 7.1 percent year-on-year. Selling prices remained positive, rising 2.0 percent, and acquisitions added an additional 1.8 percentage points to growth. Sales in local currencies declined 3.3 percent. Finally, currency impacts reduced third-quarter sales by 2.3 percent.

Geographically, organic volumes in Asia Pacific grew 2.6 percent, the first such increase in that region since the first quarter of 2008. Organic volumes within Asia Pacific were positive in both Display and Graphics and in Health Care. Organic volumes in Europe declined 7.9 percent, as positive growth in Safety, Security and Protection Services related to the H1N1 virus and Health Care increases were more than offset by declines in the other segments. U.S. organic volumes declined 12.4 percent and the combined Latin America/Canada region declined 9 percent versus last year’s third quarter.

Selling prices increased year-on-year in all regions, with the exception of Asia Pacific where prices typically decline due to the heavy mix of consumer electronics. Prices rose 10 percent in the combined Latin America and Canada region, largely due to currency, as 3M routinely raises prices in Latin America when the value of those currencies fall versus the U.S. dollar.

	Nine months ended
	September 30, 2009
	United States	Europe	Asia-Pacific	Latin America/ Canada	Worldwide
Net sales (millions)	$6,387	$4,360	$4,434	$1,820	$17,001
% of worldwide sales	37.6%	25.6%	26.1%	10.7%	100.0%
Components of net sales change:
Volume — organic	(15.5)%	(14.4)%	(9.5)%	(12.6)%	(13.2)%
Price	2.7	1.9	(1.9)	9.4	2.0
Organic local-currency sales	(12.8)	(12.5)	(11.4)	(3.2)	(11.2)
Acquisitions	2.8	4.0	0.6	1.6	2.4
Local-currency sales	(10.0)	(8.5)	(10.8)	(1.6)	(8.8)
Divestitures	(0.3)	(0.1)	—	—	(0.2)
Translation	—	(11.5)	(1.3)	(13.2)	(5.0)
Total sales change	(10.3)%	(20.1)%	(12.1)%	(14.8)%	(14.0)%

For the first nine months of 2009, worldwide sales declined 14.0 percent. While organic volumes declined 7.1 percent in the third quarter, it was an improvement from the second quarter decline of 13.5 percent and the first quarter decline of 19.5 percent, resulting in year-to-date organic volume sales declines of 13.2 percent. Year-to-date worldwide local-currency sales increased  2.9 percent in Health Care, but declined in the remaining segments, with Consumer and Office down 2.7 percent, Safety, Security and Protection Services down 5.5 percent, Display and Graphics down 7.6 percent, Industrial and Transportation down 14.3 percent, and Electro and Communications down 23.0 percent. In the United States, local-currency sales declined 10.0 percent. U.S. organic sales volumes declined 15.5 percent, while acquisitions added 2.8 percent and selling price increases added 2.7 percent. International local-currency sales declined 1.6 percent in Latin America and Canada, 8.5 percent in Europe, and 10.8 percent in Asia Pacific.

Operating Expenses:

	Three months ended			Nine months ended
	September 30			September 30
(Percent of net sales)	2009	2008	Change	2009	2008	Change
Cost of sales	51.2%	52.3%	(1.1)%	52.5%	52.0%	0.5%
Selling, general and administrative expenses	19.5	19.3	0.2	21.4	19.9	1.5
Research, development and related expenses	5.4	5.3	0.1	5.7	5.4	0.3
(Gain)/loss on sale of business	—	—	—	—	0.1	(0.1)
Operating income	23.9%	23.1%	0.8%	20.4%	22.6%	(2.2)%

Cost of sales as a percent of net sales was 51.2 percent in the third quarter, a decrease of 1.1 percentage points from the same quarter last year. The Company was able to mitigate organic volume declines through reductions in 3M’s manufacturing cost structure. Selling prices rose 2 percent, which added approximately one percentage point to gross margin year-on-year. In addition, raw material costs declined by approximately 3 percent year-on-year.

Cost of sales as a percent of net sales increased 0.5 percentage points for the nine months ended September 30, 2009 compared to the same period in 2008, with this increase related to higher year-on-year special items. As discussed in Note 4 (Restructuring Actions and Exit Activities), in the first nine months of 2009, 3M recorded $209 million in restructuring charges, of which $110 million was recorded in cost of sales. This was partially offset by a $15 million gain on sale of a New Jersey roofing granule facility, which was also recorded in cost of sales. In the first nine months of 2008, $44 million in exit activities were recorded in cost of sales. In order to manage its cash flow risk, 3M decided to swap Venezuelan bolivars into U.S. dollars in 2009 as economic conditions in Venezuela continued to deteriorate, with escalating inflation pressuring the currency, which increased cost of sales.

Selling, general and administrative (SG&A) expenses as a percent of net sales increased 0.2 percentage points in the third quarter and increased 1.5 percentage points in the first nine months compared to the same periods in 2008. SG&A in dollars decreased 4.7 percent in the third quarter and decreased 7.5 percent in the first nine months of 2009. In the sales and marketing area, advertising and merchandising costs were down year-on-year, but were up sequentially in the third quarter in support of customers’ programs for back to school and the holiday seasons. As indicated in Note 4, in the first nine months of 2009, $91 million in restructuring expenses was recorded in SG&A, which increased SG&A as a percent of sales by 0.5 percentage points. In the first nine months of 2008, a gain on sale of real estate, net of exit activities, benefited SG&A by $21 million, which decreased SG&A as a percent of sales by 0.1 percentage points.

Research, development and related expenses (R&D) as a percent of net sales was 5.4 percent, an increase of 0.1 percentage points from the same quarter last year. R&D increased 0.3 percentage points for the first nine months compared to the same period in 2008, but in dollars decreased 8.6 percent. 3M has continued to support its key larger programs, but overall spending has been impacted by company-wide cost-cutting initiatives such as reductions in indirect spending.

Operating Income:

3M uses operating income as one of its primary business segment performance measurement tools. Operating income margins were 20.4 percent of sales in the first nine months of 2009 compared to 22.6 percent of sales in the first nine months of 2008. Restructuring charges, partially offset by a gain on sale of real estate, negatively impacted operating income by $194 million in the first nine months of 2009, compared to a penalty of $50 million in the first nine months of 2008 related to a loss on sale of businesses and exit activities, net of a gain on sale of real estate. These special items reduced first nine months 2009 operating income margins by 1.2 percentage points and first nine months 2008 operating income margins by 0.2 percentage points.

Interest Expense and Income:

	Three months ended		Nine months ended
	September 30		September 30
(Millions)	2009	2008	2009	2008
Interest expense	$55	$52	$165	$158
Interest income	(8)	(28)	(26)	(76)
Total	$47	$24	$139	$82

Interest expense was relatively flat for both the third quarter and first nine months of 2009 when compared to the same periods last year, with benefits from lower short-term and long-term interest rates offset by higher average U.S. long-term debt balances. Interest income declined, primarily due to lower yields on investments.

Provision for Income Taxes:

	Three months ended		Nine months ended
	September 30		September 30
(Percent of pre-tax income)	2009	2008	2009	2008
Effective tax rate	32.2%	32.1%	31.2%	32.0%

The effective tax rate for the third quarter remained relatively flat year over year.  The first nine months of 2009 effective tax rate decreased when compared to the same periods in 2008, with the difference due to lower international tax rates, research and development credits enacted for full year 2009, and adjustments to income tax reserves. Refer to Note 6 for further discussion of income taxes.

Net Income Attributable to Noncontrolling Interest:

	Three months ended		Nine months ended
	September 30		September 30
(Millions)	2009	2008	2009	2008
Noncontrolling Interest	$14	$19	$35	$55

Net income attributable to noncontrolling interest represents the elimination of the income or loss attributable to non-3M ownership interests in 3M consolidated entities. The decrease for the third quarter and the first nine months of 2009 compared to the same periods last year primarily related to Sumitomo 3M Limited, which is 3M’s most significant consolidated entity with non-3M ownership interests. The decline in net income attributable to noncontrolling interest primarily related to lower net income for Sumitomo 3M Limited. As discussed in Note 5, in the third quarter of 2009, 3M’s effective ownership in Sumitomo 3M Limited was reduced from 75 percent to 71.5 percent.

Currency Effects:

3M estimates that year-on-year currency effects, including hedging impacts, decreased net income attributable to 3M by approximately $105 million and $205 million for the for the three and nine months ended September 30, 2009. This estimate includes the effect of translating profits from local currencies into U.S. dollars; the impact of currency fluctuations on the transfer of goods between 3M operations in the United States and abroad; and transaction gains and losses, including derivative instruments designed to reduce foreign currency exchange rate risks and the negative impact of swapping Venezuelan bolivars into U.S. dollars. 3M estimates that year-on-year derivative and other transaction gains and losses decreased net income attributable to 3M by approximately $30 million for the three months ended September 30, 2009 and increased net income attributable to 3M by approximately $35 million for the nine months ended September 30, 2009.

Significant  Accounting Policies:

As previously disclosed by the Company in Note 1 to the consolidated financial statements in 3M’s Current Report on Form 8-K dated May 13, 2009 (which updated 3M’s 2008 Annual Report on Form 10-K), 3M generally considers local currencies as the functional currencies outside the United States. The Company has a subsidiary in Venezuela with operating income representing less than 1.5 percent of 3M’s consolidated operating income for both 2008 and the nine-month period ended September 30, 2009. Under Accounting Standards Codification (ASC) 830, Foreign Currency Matters, the reporting currency of a foreign entity’s parent is assumed to be that entity’s functional currency when the economic environment of a foreign entity is highly inflationary. Generally, an economy is considered highly inflationary when its cumulative inflation is approximately 100 percent or more over a three-year period. 3M evaluates the potential highly inflationary status of Venezuela’s economy by considering both the Consumer Price Index (which largely is associated with the cities of Caracas and Maracaibo) and the National Consumer Price Index (developed commencing in 2008 and covering the entire country of Venezuela). Through September 30, 2009, this evaluation indicated that Venezuela was approaching a highly inflationary status. Under ASC 830, 3M will likely be required to use the dollar as the functional currency of its Venezuelan subsidiary as of the beginning of the applicable fiscal quarter, should the Venezuelan economy be considered highly inflationary in a future fiscal quarter.

Information regarding new accounting standards is included in Note 1 to the Consolidated Financial Statements.

PERFORMANCE BY BUSINESS SEGMENT

As discussed in Note 13 to the Consolidated Financial Statements, effective in the first quarter of 2009, 3M made certain changes to its business segments. Segment information for all periods presented has been reclassified to reflect the new segment structure.

Information related to 3M’s business segments for the third quarter and first nine months of both 2009 and 2008 is presented in the tables that follow. Organic local-currency sales include both organic volume impacts plus selling price impacts. Acquisition impacts, a component of local currency sales growth, are measured separately for the first twelve months of the acquisition. The divestiture impact, if any, translation impact and total sales change are also provided for each business segment.

Industrial and Transportation Business:

	Three months ended		Nine months ended
	September 30		September 30
	2009	2008	2009	2008
Sales (millions)	$1,901	$2,078	$5,208	$6,438
Sales change analysis:
Organic local currency	(9.4)%	2.4%	(17.3)%	3.7%
Acquisitions	3.0	4.0	3.0	3.9
Local currency	(6.4)	6.4	(14.3)	7.6
Translation	(2.2)	2.8	(4.8)	5.6
Total sales change	(8.6)%	9.2%	(19.1)%	13.2%

Operating income (millions)	$382	$415	$841	$1,334
Percent change	(8.0)%	3.8%	(37.0)%	9.9%
Percent of sales	20.1%	20.0%	16.2%	20.7%

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

Third quarter of 2009:

Sales in Industrial and Transportation decreased 6.4 percent in local currencies and 8.6 percent in dollar terms, impacted by year-on-year end-market declines. Currency impacts reduced sales by 2.2 percentage points. When compared to the second quarter, sales increased 10.1 percent and operating income margins also increased as factory utilization continues to improve.

On a year-over-year basis, Industrial and Transportation drove positive local currency sales growth in a number of businesses, led by renewable energy, automotive aftermarket, and aerospace and aircraft maintenance. Local-currency sales declined year-on-year in those businesses supporting a number of large industrial markets, such as automotive OEM, appliances and the like.

Consistent with the second quarter, it appears that general industrial activity is stabilizing. In fact, almost every business within Industrial and Transportation posted positive sales growth when compared to the second quarter, with the strongest growth in automotive OEM and in industrial adhesives and tapes.

Operating income was $382 million in the third quarter, and operating income margins were 20.1 percent. In the third quarter of 2009, this business recorded pre-tax charges of $21 million related to restructuring activities, with this charge comprised of employee-related liabilities for severance and benefits. In the third quarter of 2008, this business recorded pre-tax charges of $11 million related to exit activities.

First nine months of 2009:

Industrial and Transportation is managing through significant end-market declines. Three industries in particular — automotive, appliances and electronics — touch about half of Industrial and Transportation’s sales base. These industries have seen significant declines in North American auto builds, contraction in production of major appliances, and declines in global electronics. Given this background, Industrial and Transportation sales declined 19.1 percent and operating income margins declined 4.5 percentage points.

Sales in local currencies declined 14.3 percent, including a 3.0 percent benefit from acquisitions. 3M has acquired several companies in the past year that complement its business, including Meguiar’s Inc. in the auto aftermarket space, along with Polyfoam Products Inc. and EMFI S.A./SAPO S.A.S. in the adhesives and sealants area, to name just a few.

Sales in 3M’s automotive OEM-related businesses were down approximately 27 percent in local currency, while abrasives declined approximately 25 percent. The industrial adhesives and tapes businesses performed better, with local currency sales declines of approximately 15 percent, and on a more positive note, local currency sales increased in 3M’s automotive aftermarket and renewable energy division.

Industrial and Transportation is managing through this period of end-market declines. This segment announced restructuring actions in the first nine months of 2009, along with plant shut-downs, furloughs and mandatory vacation across the operation while the global economy remains difficult. In the first nine months of 2009, this business segment recorded charges of $88 million related to restructuring actions, with this charge comprised of employee-related liabilities for severance and benefits of $83 million and fixed asset impairments of $5 million. This segment recorded $30 million related to exit activities in the first nine months of 2008.

Health Care Business:

	Three months ended		Nine months ended
	September 30		September 30
	2009	2008	2009	2008
Sales (millions)	$1,083	$1,066	$3,145	$3,266
Sales change analysis:
Organic local currency	4.4%	6.4%	1.7%	6.1%
Acquisitions	0.3	2.7	1.2	1.5
Local currency	4.7	9.1	2.9	7.6
Divestitures	—	(0.1)	—	(0.1)
Translation	(3.1)	1.6	(6.6)	4.4
Total sales change	1.6%	10.6%	(3.7)%	11.9%

Operating income (millions)	$339	$294	$975	$926
Percent change	15.3%	13.3%	5.2%	N/A
Percent of sales	31.3%	27.6%	31.0%	28.4%

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

Third quarter of 2009:

Health Care sales were $1.083 billion, up 4.7 percent in local currency, with broad-based year-on-year growth. Currency reduced third quarter sales by 3.1 percent. Local-currency sales expanded more than 10 percent in infection prevention products and approximately 5 percent in the skin and wound care area. In addition, oral care, food safety and health information systems businesses drove positive local-currency sales growth in the third quarter. Sales in drug delivery systems declined 5 percent in local-currency terms, as the business continues to work through challenging comparisons, coming off a strong 2008. On a geographic basis, all regions posted positive local-currency sales growth, led by Asia Pacific and Latin America.

Operating profit was $339 million, an increase of 15.3 percent, and operating income margins were 31.3 percent. Sales mix continues to be a positive factor on operating income margins in this business. Operating income in the third quarter of 2009 included charges of $1 million related to restructuring actions, with this charge comprised of employee-related liabilities for severance and benefits. In the third quarter of 2008, this business segment recorded charges of $10 million related to exit activities.

First nine months of 2009:

Health Care local-currency sales increased by 2.9 percent.  Acquisitions added 1.2 percentage points to sales growth, largely due to recent oral care acquisitions, including IMTEC Corp., a manufacturer of dental implants and cone beam computed tomography, and TOP-Service, a German orthodontic technology and services company offering a digital lingual solution. Currency impacts reduced sales by 6.6 percent; thus, total sales declined 3.7 percent.

Local currency sales growth was broad-based, led by infection prevention products. However, 3M’s drug delivery systems business posted local-currency sales declines. Health Care recorded charges of $20 million related to restructuring actions in the first nine months of 2009, with this charge comprised of employee-related liabilities for severance and benefits. In the first nine months of 2008, this business segment recorded charges of $10 million related to exit activities.

Consumer and Office Business:

	Three months ended		Nine months ended
	September 30		September 30
	2009	2008	2009	2008
Sales (millions)	$923	$988	$2,584	$2,782
Sales change analysis:
Organic local currency	(7.6)%	3.2%	(5.1)%	1.1%
Acquisitions	2.8	2.3	2.4	1.9
Local currency	(4.8)	5.5	(2.7)	3.0
Translation	(1.8)	1.4	(4.4)	3.4
Total sales change	(6.6)%	6.9%	(7.1)%	6.4%

Operating income (millions)	$227	$223	$589	$580
Percent change	1.3%	12.9%	1.5%	5.5%
Percent of sales	24.5%	22.6%	22.8%	20.8%

The Consumer and Office segment serves markets that include consumer retail, office retail, home improvement, building maintenance and other markets. Products in this segment include office supply products, stationery products, construction and home improvement products, home care products, protective material products and consumer health care products.

Third quarter of 2009:

Consumer and Office recorded operating income of $227 million, up 1.3 percent year-on-year, on sales of $923 million. Operating income margins were 24.5 percent. Operating income margins in Consumer and Office tend to peak in the third quarter of each year, driven by seasonally high sales and factory throughput.

Sales declined 6.6 percent in Consumer and Office, with 1.8 percent of that decline attributable to the stronger U.S. dollar. Organic sales declined 7.6 percent, which was partially offset by 2.8 percentage points of acquired growth in the quarter. On the organic front, this business segment is driving a steady flow of new products and driving penetration in order to combat a number of tough headwinds. Overall weak consumer spending and a mixed back-to-school season impacted customers in the mass retail channel. In addition, slow housing starts and poor existing home sales impacted the do-it-yourself channel, and high unemployment levels amongst white-collar workers impacted the office retail and wholesale channels. However, 3M continues to drive innovation to promote more growth.

Local-currency sales grew year-on-year in both the home care business and in consumer health care, where growth was boosted by two recent acquisitions. The first was Futuro®, a leading supplier of compression supports and hosiery, and the second was ACE® and related brands, which sells elastic bandage and supports product lines and the thermometer product line through consumer channels in North America. These acquisitions, when combined with 3M’s existing organically grown product portfolio, are helping drive additional growth, particularly in the retail drug store channels. On a regional basis, sales in local currencies increased in both Latin America and in Asia Pacific, while sales declined in the United States and in Europe.

First nine months of 2009:

Consumer and Office turned in a good performance in the first nine months, despite much lower spending by both retail consumers and commercial customers. While worldwide sales contracted by 7.1 percent, 4.4 percent was currency-related. Sales in local currency declined 2.7 percent year-on-year, which included a 2.4 percentage point benefit from acquisitions. In the fourth quarter of 2008, 3M acquired Futuro®, and in July 2009, 3M acquired ACE® brands from Becton, Dickinson. In addition, the consumer retail portion of Aearo, a company 3M acquired in April of 2008, was assigned to the Consumer and Office business in January of 2009. Geographically, sales declined in all major regions.

In the first nine months of 2009, this business segment recorded charges of $13 million related to restructuring actions, with this charge comprised of employee-related liabilities for severance and benefits. Including this charge, operating income increased 1.5 percent to $589 million.

Safety, Security and Protection Services Business:

	Three months ended		Nine months ended
	September 30		September 30
	2009	2008	2009	2008
Sales (millions)	$864	$921	$2,352	$2,721
Sales change analysis:
Organic local currency	(2.1)%	9.3%	(8.9)%	6.3%
Acquisitions	0.1	17.2	3.4	12.5
Local currency	(2.0)	26.5	(5.5)	18.8
Divestitures	—	(2.8)	(1.1)	(1.3)
Translation	(4.1)	2.0	(6.9)	4.9
Total sales change	(6.1)%	25.7%	(13.5)%	22.4%

Operating income (millions)	$236	$212	$544	$594
Percent change	11.3%	42.8%	(8.3)%	31.0%
Percent of sales	27.3%	23.0%	23.1%	21.8%

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

Third quarter of 2009:

Safety, Security and Protection Services sales declined 6.1 percent in the third quarter to $864 million.  In local-currency terms, sales declined 2 percent and currency impacts reduced sales by 4.1 percentage points. As was the case in the second quarter, there were some positive sales influences in this business in the third quarter, as well as some challenges. The ongoing weak industrial economy remained a drag on sales in many areas such as corrosion protection, roofing granules, commercial cleaning supplies and manufacturing-related sales of personal protective equipment. At the same time, the surge in orders for 3M’s leading respiratory protection solutions that began in second quarter continued through the third quarter. This was directly related to the recent outbreak of the H1N1 virus. 3M’s respiratory factories have been running at capacity since May of this year to keep up with demand, and backorders are expected to extend beyond 2009 year-end. 3M recently approved two new manufacturing lines to produce respirators in both Singapore and in the United States.

Operating income for the third quarter of 2009 was $236 million, with a 27.3 percent margin. The third quarter of 2008 includes charges of $3 million related to exit activities.

First nine months of 2009:

Sales in Safety, Security and Protection Services declined 13.5 percent in the first nine months of 2009. In local currency terms, sales declined 5.5 percent, including a 3.4 percentage point benefit from acquisitions. Acquisitions included the April 2008 purchase of Aearo, an Indianapolis-based global manufacturer of personal protection and energy absorbing products. In July 2008, 3M acquired Quest Technologies Inc., a manufacturer of environmental monitoring equipment, including noise, heat stress and vibration monitors.

As in the third quarter, declines in corrosion protection, roofing granules, commercial cleaning supplies and manufacturing-related sales of personal protective equipment drove the sales reductions. The 2008 divestiture of the HighJump Software business negatively impacted sales growth by 1.1 percent in the first nine months.

Operating income declined 8.3 percent year-on-year, with operating income margins at 23.1 percent. In the first nine months of 2009, this business segment recorded charges of $17 million related to restructuring actions, comprised of employee-related liabilities for severance and benefits. This charge was partially offset by a gain of $15 million related to the sale of 3M’s New Jersey roofing granule facility. In the second quarter of 2008, 3M completed the sale of its HighJump Software business and recognized a pre-tax loss of $23 million and in the third quarter of 2008 recorded a $3 million charge related to exit activities.

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

Display and Graphics Business:

	Three months ended		Nine months ended
	September 30		September 30
	2009	2008	2009	2008
Sales (millions)	$896	$857	$2,315	$2,581
Sales change analysis:
Organic local currency	3.0%	(17.6)%	(10.6)%	(15.4)%
Acquisitions	2.5	—	3.0	—
Local currency	5.5	(17.6)	(7.6)	(15.4)
Divestitures	—	—	—	(0.4)
Translation	(1.0)	1.6	(2.7)	3.0
Total sales change	4.5%	(16.0)%	(10.3)%	(12.8)%

Operating income (millions)	$206	$162	$449	$535
Percent change	27.1%	(43.0)%	(16.0)%	(42.6)%
Percent of sales	23.0%	18.9%	19.4%	20.7%

The Display and Graphics segment serves markets that include electronic display, traffic safety and commercial graphics. This segment includes optical film solutions for LCD electronic displays; computer screen filters; reflective sheeting for transportation safety; commercial graphics systems; and projection systems, including mobile display technology and visual systems products.

Third quarter of 2009:

Sales in Display and Graphics were $896 million, up 5.5 percent in local currencies, which included a benefit of 2.5 percentage points from acquisitions. Currency impacts reduced sales by 1 percent; thus on a total-dollar basis, sales increased 4.5 percent year-on-year.

In 3M’s optical films business, the positive momentum that began in the second quarter continued into the third quarter. Two factors are positively impacting results in this business. First, there has been a noticeable pickup in demand for flat panel televisions, compared to aggressive inventory declines in late 2008 and the first quarter of 2009. Second, 3M is driving strong new product momentum in optical films. Recent 3M film technology breakthroughs effectively improve the energy efficiency of LCD panels, as 3M multilayer optical films can fundamentally alter the design of a flat-panel device by requiring fewer light bulbs in the back panel of an LCD screen. Sales of these products began to pick up in the second quarter, and that momentum accelerated further throughout the third quarter. Third-quarter sales in optical systems increased 26 percent versus last year’s third quarter and were up 27 percent when compared to the second quarter. Optical will remain an intensely competitive business going forward. Selling price pressure will remain intense, therefore; 3M must respond with aggressive cost reduction and productivity improvement. Importantly, this productivity will enable continued R&D investment in optical, as customers will continue to demand technical solutions to their problems.

In traffic safety systems, local-currency sales rose approximately 4 percent in the quarter. Acquisitions were the primary driver of this growth, namely the December 2008 acquisition of FAAB-Fabricauto, a leading manufacturer of French license plates. On an organic basis, sales declined year on year as governments and municipalities are facing difficult budget conditions. Unfortunately, the highly anticipated U.S. fiscal stimulus bill has not helped the highway sign and pavement graphics business as much as anticipated. With respect to commercial graphics, although sales were down year-on-year, there was a modest sequential improvement in sales when comparing the third quarter of 2009 to the second quarter of 2009, as the advertising markets served by this business continue to slowly recover from the economic downturn.

Operating income in the third quarter of 2009 totaled $206 million, or 23.0 percent of sales. In the third quarter of 2009, adjustments to previously recorded restructuring charges resulted in a $2 million gain. In the third quarter of 2008, this segment recorded charges of $20 million related to exit activities.

First nine months of 2009:

In the first quarter of 2009, Display and Graphics experienced inventory adjustments and end-market contractions as a result of both the commoditization of optical films and, of course, the global economic downturn. Sales declined 27 percent in local currency in the first quarter of 2009. The much improved second and third quarter results reduced the first nine months local-currency sales decline to 7.6 percent.

Sales in optical systems increased in both the second and third quarters of 2009, but a weak first quarter resulted in a sales decline of approximately 7 percent for the first nine months of 2009. Sales in traffic safety systems increased approximately 7 percent in local currencies. Sales in 3M’s commercial graphics business were down significantly as customers have cut back on branding, media and advertising plans.

In the first nine months of 2009, operating income margins were 19.4 percent, negatively impacted by 1.0 percentage points due to net restructuring charges of $22 million. This net aggregate charge included fixed asset impairments of $13 million and employee-related severance/benefits/other of $9 million, which is recorded net of adjustments to previously recorded restructuring charges. In the first nine months of 2008, this segment recorded charges of $20 million related to exit activities. Operating income declined 16 percent in the first nine months of 2009 compared to the same period in 2008, primarily due to the 27 percent local-currency sales decline in the first quarter of 2009.

Electro and Communications Business:

	Three months ended		Nine months ended
	September 30		September 30
	2009	2008	2009	2008
Sales (millions)	$617	$740	$1,648	$2,235
Sales change analysis:
Organic local currency	(15.9)%	0.4%	(23.6)%	1.5%
Acquisitions	0.6	—	0.6	0.4
Local currency	(15.3)	0.4	(23.0)	1.9
Divestiture	(0.3)	—	(0.1)
Translation	(0.9)	2.3	(3.2)	4.6
Total sales change	(16.5)%	2.7%	(26.3)%	6.5%

Operating income (millions)	$116	$158	$204	$460
Percent change	(26.7)%	30.2%	(55.6)%	24.1%
Percent of sales	18.8%	21.4%	12.4%	20.6%

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

Third quarter of 2009:

Throughout 2009, end-market declines have been very severe in this business, particularly in telecommunications and in commercial construction. Thus, year-on-year comparisons remain very challenging.

Sales were $617 million in the third quarter, down 16.5 percent year on year, and operating income declined 26.7 percent to $116 million. Local-currency sales declines were fairly broad-based, declining 15.3 percent in aggregate, and currency impacts reduced sales by 0.9 percentage points. Faced with such difficult end-market conditions, the Electro and Communications business continues to aggressively drive operational efficiency and cost reduction, as evidenced by the 18.8 percent operating income margin in the third quarter.

Despite the obvious end-market challenges, sequential trends were favorable for the second consecutive quarter, as sales rose 12 percent when compared to the second quarter, with the growth fairly broad-based. Operating income has increased significantly each quarter throughout this year. Operating income was $116 million in the third quarter, which included charges of $1 million related to restructuring actions, with this charge comprised of employee-related liabilities for severance and benefits.

First nine months of 2009:

Electro and Communications experienced significant end-market declines in the first nine months of 2009. About half of the Electro and Communications business segment is linked in some fashion to the global electronics industry, thus the significant declines in this industry were a major factor. Semiconductor shipments, which impact 3M’s carrier tape business, were down significantly. The remainder of Electro and Communications business is largely tied to infrastructure, including non-residential construction, power transmission and distribution and telecom — all of which were also down significantly.

Sales for the first nine months were down 26.3 percent year on year. Sales were down 23.0 percent in local currencies, with declines of more than 15 percent in telecom and electrical products and higher declines in those businesses that serve the electronics industry. Local currency sales in Electro and Communications declined 33 percent in the United States, 21 percent in both Asia Pacific and Europe and 10 percent in Latin America/Canada.

Operating income was $204 million, which included charges of $11 million related to restructuring actions, with this charge comprised of employee-related liabilities for severance and benefits.

CRITICAL ACCOUNTING ESTIMATES — UPDATE

“Critical Accounting Estimates” discussion is provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in 3M’s Form 8-K filed May 13, 2009 (which updated 3M’s 2008 Annual Report on Form 10-K). This update provides additional information concerning the “Asset Impairments” section.

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

The result of the June 2009 test of recoverability of long lived assets associated with the UK passport activity indicated that the asset grouping’s carrying amount of approximately $54 million (before impairment) exceeded the remaining expected cash flows. Accordingly, 3M recorded a non-cash impairment charge of approximately $13 million in the second quarter of 2009 to write these assets down to their fair value. In addition, accelerated depreciation/amortization is being taken over the period June 2009 through the date of expiration of the contract based on a reassessment of the remaining expected useful life of these assets.

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

3M will continue to monitor the long-lived assets associated with the UK passport activity and Security Systems Division goodwill for potential impairment. Factors which could result in future impairment charges, among others, include changes in worldwide economic conditions, changes in competitive conditions and customer preferences, and fluctuations in foreign currency exchange rates. These risk factors are discussed in Item 1A, “Risk Factors”, of this document. As of September 30, 2009, 3M has approximately $200 million of goodwill associated with the Security Systems Division. If future non-cash impairment charges are taken, 3M would expect that only a portion of the long-lived assets or goodwill would be impaired.

FINANCIAL CONDITION AND LIQUIDITY

The strength of 3M’s capital structure and consistency of its cash flows provide 3M stable access to capital markets. As indicated in the following table, at September 30, 2009, 3M had $4.5 billion of cash, cash equivalents, and marketable securities and $6.1 billion of debt, including $870 million related to the current portion of long-term debt and $5.2 billion of long-term debt. Significant amounts in the current portion of long-term debt include $400 million in medium-term notes that mature in November 2009 and $350 million in Dealer Remarketable Securities, which ultimately mature in December 2010. At September 30, 2009, the majority of the Company’s long-term debt balance does not mature until 2011 or later. Thus, while credit markets remain uncertain, 3M’s capital structure remains very strong. 3M is committed to managing its capital structure very carefully. The Company generates significant ongoing cash flow.

The Company’s net debt position is as follows:

	Sept. 30	Dec. 31
(Millions)	2009	2008

Total Debt	$6,125	$6,718
Less: Cash and cash equivalents and marketable securities	4,455	2,574
Net Debt	$1,670	$4,144

Cash, cash equivalents and marketable securities at September 30, 2009 totaled approximately $4.5 billion, helped by $3.9 billion of cash flows from operating activities in the first nine months of 2009. The Company has sufficient liquidity to meet currently anticipated growth plans, including capital expenditures, working capital investments and acquisitions. The Company does not utilize derivative instruments linked to the Company’s stock. However, the Company does have contingently convertible debt that, if conditions for conversion are met, is convertible into shares of 3M common stock (refer to Note 10 in 3M’s Current Report on Form 8-K filed May 13, 2009, which updates 3M’s 2008 Annual Report on Form 10-K).

The Company’s financial condition and liquidity are strong. Various assets and liabilities, including cash and short-term debt, can fluctuate significantly from month to month depending on short-term liquidity needs. Working capital (defined as current assets minus current liabilities) totaled $5.430 billion at September 30, 2009, compared with $3.759 billion at December 31, 2008, an increase of $1.671 billion, driven by an increase in cash, cash equivalents, and short-term marketable securities.

Primary short-term liquidity needs are met through U.S. commercial paper and euro commercial paper issuances. The Company believes it unlikely that its access to the commercial paper market will be restricted. Effective April 30, 2007, the Company has a $1.5-billion five-year credit facility, which has provisions for the Company to request an increase of the facility up to $2 billion (at the lenders’ discretion), and providing for up to $150 million in letters of credit. As of September 30, 2009, approximately $124 million was utilized in letters of credit in connection with normal business activities. Debt covenants do not restrict the payment of dividends.

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

3M has an AA- credit rating with a stable outlook from Standard & Poor’s and an Aa2 credit rating with a stable outlook from Moody’s Investors Service. Under its $1.5-billion five-year credit facility agreement, 3M is required to maintain its EBITDA to Interest Ratio as of the end of each fiscal quarter at not less than 3.0 to 1. This is calculated (as defined in the agreement) as the ratio of consolidated total EBITDA for the four consecutive quarters then ended to total interest expense on all funded debt for the same period. At September 30, 2009, this ratio was approximately 24 to 1.

For the nine months ended September 30, 2009, contributions totaling $824 million were made to the Company’s U.S. and international pension plans and $61 million to its postretirement plans. Of the $824 million, $600 million was contributed in the third quarter of 2009 to the U.S. defined benefit pension plan in shares of the Company’s common stock. During the last quarter of 2009, the Company expects to contribute approximately $300 million to $500 million in cash to its pension and postretirement plans, of which an estimated $60 million relates to its postretirement plans. The Company does not have a required minimum pension contribution obligation for its U.S. plans in 2009. Therefore, the amount of the anticipated discretionary contribution could vary significantly depending on the U.S. qualified plans’ funded status and the anticipated tax deductibility of the contribution. Future contributions will also depend on market conditions, interest rates and other factors. 3M believes its strong cash flow and balance sheet will allow it to fund future pension needs without compromising growth opportunities.

The Company uses various working capital measures that place emphasis and focus on certain working capital assets and liabilities. These measures are not defined under U.S. generally accepted accounting principles and may not be computed the same as similarly titled measures used by other companies. One of the primary working capital measures 3M uses is a combined index, which includes accounts receivable, inventory and accounts payable. This combined index (defined as quarterly net sales — fourth quarter at year-end — multiplied by four, divided by ending net accounts receivable plus inventory less accounts payable) was 5.1 at September 30, 2009, up from 4.5 at December 31, 2008. Receivables increased $443 million, or 13.9 percent, compared with December 31, 2008. Currency translation increased accounts receivable by $104 million compared with December 31, 2008, as the U.S. dollar weakened in aggregate against a multitude of currencies when comparing

September 30, 2009 exchange rates to December 31, 2008 exchange rates. Inventories decreased $378 million, or 12.5 percent, compared with December 31, 2008. Currency translation increased inventories by $83 million compared with December 31, 2008. Accounts payable increased $103 million compared with December 31, 2008.

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

Cash Flows from Operating Activities:

	Nine months ended
	Sept 30
(Millions)	2009	2008

Net income including noncontrolling interest	$2,293	$2,979
Depreciation and amortization	859	846
Company pension contributions	(224)	(340)
Company postretirement contributions	(61)	(2)
Company pension expense	131	63
Company postretirement expense	31	14
Stock-based compensation expense	176	164
Loss/(gain) from sale of business	—	23
Income taxes (deferred and accrued income taxes)	399	(40)
Excess tax benefits from stock-based compensation	(4)	(21)
Accounts receivable	(311)	(369)
Inventories	469	(179)
Accounts payable	60	(36)
Product and other insurance receivables and claims	22	130
Other — net	57	176
Net cash provided by operating activities	$3,897	$3,408

Cash flows from operating activities can fluctuate significantly from period to period, as pension funding decisions, tax timing differences and other items can significantly impact cash flows.

In the first nine months of 2009, cash flows provided by operating activities increased $489 million compared to the first nine months of 2008. The main positive contribution to operating cash flows related to year-on-year working capital improvements of $802 million (which includes accounts receivable, inventories and accounts payable). In addition, lower cash tax payments in the first nine months of 2009 benefited cash flows. These positive contributions were partially offset by a decrease of $686 million in net income including noncontrolling interest. The category, “Other-net,” in the preceding table reflects changes in other asset and liability accounts. This includes the impact of cash outlays for restructuring payments, which in the first nine months of 2009 totaled $210 million.

Cash Flows from Investing Activities:

	Nine months ended
	Sept 30
(Millions)	2009	2008

Purchases of property, plant and equipment (PP&E)	$(629)	$(1,008)
Proceeds from sale of PP&E and other assets	62	80
Acquisitions, net of cash acquired	(67)	(834)
Proceeds from sale of business.	7	88
Purchases and proceeds from sale or maturities of marketable securities and investments — net	(443)	(335)
Other investing activities	(6)	—
Net cash used in investing activities	$(1,076)	$(2,009)

Investments in property, plant and equipment enable growth in many diverse markets, helping to meet product demand and increasing manufacturing efficiency. In response to global economic conditions, the Company has reduced its capital spending plans significantly in 2009. A substantial amount of the 2009 expected spending will be carryover from 2008 or for tooling needed for new products and continued operations. Capital expenditures were $629 million in the first nine months of 2009, a decrease of $379 million when compared to the first nine months of 2008. The Company expects capital expenditures to total approximately $900 million for total year 2009, compared with $1.471 billion for 2008.

Refer to Note 2 for information on 2009 acquisitions. The Company is actively considering additional acquisitions, investments and strategic alliances, and from time to time may also divest certain businesses.

Purchases of marketable securities and investments and proceeds from sale (or maturities) of marketable securities and investments are primarily attributable to asset-backed securities, agency securities, corporate medium-term note securities and other securities, which are classified as available-for-sale. Interest rate risk and credit risk related to the underlying collateral may impact the value of investments in asset-backed securities, while factors such as general conditions in the overall credit market and the nature of the underlying collateral may affect the liquidity of investments in asset-backed securities. The coupon interest rates for asset-backed securities are either fixed rate or floating. Floating rate coupons reset monthly or quarterly based upon the corresponding monthly or quarterly LIBOR rate. Each individual floating rate security has a coupon based upon the respective LIBOR rate +/- an amount reflective of the credit risk of the issuer and the underlying collateral on the original issue date. Terms of the reset are unique to individual securities. Fixed rate coupons are established at the time the security is issued and are based upon a spread to a related maturity treasury bond. The spread against the treasury bond is reflective of the credit risk of the issuer and the underlying collateral on the original issue date. 3M does not currently expect risk related to its holdings in asset-backed securities to materially impact its financial condition or liquidity. Refer to Note 7 for more details about 3M’s diversified marketable securities portfolio, which totaled $1.216 billion as of September 30, 2009. Purchases from sales or maturities of marketable securities and investments, net of proceeds, totaled $443 million and $335 million in the first nine months of 2009 and 2008, respectively. Purchases of investments include additional survivor benefit insurance and equity investments.

Cash Flows from Financing Activities:

	Nine months ended
	Sept 30
(Millions)	2009	2008

Change in short-term debt — net	$(545)	$1,562
Repayment of debt (maturities greater than 90 days)	(89)	(930)
Proceeds from debt (maturities greater than 90 days)	—	862
Total cash change in debt	$(634)	$1,494
Purchases of treasury stock	(10)	(1,597)
Reissuances of treasury stock	291	257
Dividends paid to stockholders	(1,070)	(1,052)
Distributions to noncontrolling interests and other — net	6	(5)
Net cash used in financing activities	$(1,417)	$(903)

Total debt at September 30 2009, was $6.1 billion, down from $6.7 billion at year-end 2008. Total debt was 32 percent of total capital (total capital is defined as debt plus equity), compared with 39 percent at year-end 2008. The net change in short-term debt is primarily due to commercial paper activity. Repayment of debt for maturities greater than 90 days primarily represents repayment of commercial paper.

Repurchases of common stock are made to support the Company’s stock-based employee compensation plans and for other corporate purposes. In February 2007, 3M’s Board of Directors authorized a two-year share repurchase of up to $7.0 billion for the period from February 12, 2007 to February 28, 2009. In February 2009, 3M’s Board of Directors extended this share repurchase authorization until the remaining amount is fully utilized. In the first nine months of 2009 the Company had minimal purchases of treasury stock, compared to purchases of $1.597 billion in the first nine months of 2008. As of September 30, 2009, approximately $2.6 billion remained available for repurchase. For more information, refer to the table titled “Issuer Purchases of Equity Securities” in Part II, Item 2.

Cash dividends paid to stockholders totaled $1.070 billion in the first nine months of 2009 compared to $1.052 billion in the first nine months of 2008. 3M has paid dividends since 1916. In February 2009, the Board of Directors increased the quarterly dividend on 3M common stock by 2.0 percent to 51 cents per share, equivalent to an annual dividend of $2.04 per share. This marked the 51st consecutive year of dividend increases. Other cash flows from financing activities primarily include distributions to noncontrolling interests, excess tax benefits from stock-based compensation, changes in cash overdraft balances, and principal payments for capital leases.

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

3M COMPANY

FORM 10-Q

For the Quarterly Period Ended September 30, 2009

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(e) Issuer Purchases of Equity Securities

Repurchases of common stock are made to support the Company’s stock-based employee compensation plans and for other corporate purposes. In February 2007, 3M’s Board of Directors authorized a two-year share repurchase of up to $7 billion for the period from February 12, 2007 to February 28, 2009. In February 2009, 3M’s Board of Directors extended this share repurchase authorization until the remaining $2.6 billion (as of September 30, 2009) is fully utilized.

Issuer Purchases of Equity

Securities (registered pursuant to

Section 12 of the Exchange Act)

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (Millions)
January 1-31, 2009	2,921	$54.03	—	$2,567
February 1-28, 2009	—	$—	—	$2,567
March 1-31, 2009	1,661	$50.33	—	$2,567
Total January 1-March 31, 2009	4,582	$52.69	—	$2,567
April 1-30, 2009	62,049	$54.39	—	$2,567
May 1-31, 2009	32,173	$58.71	—	$2,567
June 1-30, 2009	682	$60.03	—	$2,567
Total April 1-June 30, 2009	94,904	$55.90	—	$2,567
July 1-31, 2009	19,780	$56.87	—	$2,567
August 1-31, 2009	30,321	$71.72	—	$2,567
September 1-30, 2009	10,047	$73.92	—	$2,567
Total July 1-September 30, 2009	60,148	$67.21	—	$2,567
Total January 1-September 30, 2009	159,634	$60.07	—	$2,567

(1) The total number of shares purchased includes: (i) shares purchased under the Board’s authorizations described above, and (ii) shares purchased in connection with the exercise of stock options (which combined totaled 2,921 shares in January 2009, 1,661 shares in March 2009, 62,049 shares in April 2009, 32,173 shares in May 2009, 682 shares in June 2009 19,780 shares in July, 30,321 shares in August, and 10,047 shares in September).

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

(10.13)

3M Board resolution dated May 12, 2009, regarding three-year extension of 3M 1997 General Employees’ Stock Purchase Plan is incorporated by reference from our Form 10-Q for the quarter ended June 30, 2009.

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
(10.43)

Registration Rights Agreement as of August 4, 2009, between 3M Company and State Street Bank and Trust Company as Independent Fiduciary of the 3M Employee Retirement Income Plan, is incorporated by reference from our Form 8-K dated August 5, 2009.

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
(101)

The following financial information from 3M Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2009, filed with the SEC on October 30, 2009, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statement of Income for the three and nine month periods ended September 30, 2009 and 2008, (ii) the Consolidated Balance Sheet at September 30, 2009 and December 31, 2008, (iii) the Consolidated Statement of Cash Flows for the nine month periods ended September 30, 2009 and 2008, and (iv) Notes to Consolidated Financial Statements (tagged as blocks of text).*

*Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

3M COMPANY

(Registrant)

Date: October 30, 2009

	By	/s/ Patrick D. Campbell
Patrick D. Campbell,
Senior Vice President and Chief Financial Officer

(Mr. Campbell is the Principal Financial Officer and has
been duly authorized to sign on behalf of the Registrant.)