Form 10-K
period 2009-12-31
3M CO
filed 2010-02-16
CIK 66740

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐     No  ☒

The aggregate market value of voting stock held by nonaffiliates of the Registrant, computed by reference to the closing price and shares outstanding, was approximately $57.3 billion as of January 29, 2010 (approximately $42.0 billion as of June 30, 2009, the last business day of the Registrant’s most recently completed second quarter).

Shares of common stock outstanding at January 31, 2010: 711,733,377.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Company’s definitive proxy statement (to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year-end of December 31, 2009) for its annual meeting to be held on May 11, 2010, are incorporated by reference in this Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

This document (excluding exhibits) contains 124 pages.

The table of contents is set forth on page 2. The exhibit index begins on page 120.

3M COMPANY

FORM 10-K

For the Year Ended December 31, 2009

3M COMPANY

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2009

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

At December 31, 2009, the Company employed 74,835 people (full-time equivalents), with 31,513 employed in the United States and 43,322 employed internationally.

Business Segments

As discussed in Note 17 to the Consolidated Financial Statements, effective in the first quarter of 2009, 3M made certain product moves between its business segments in its continuing effort to drive growth by aligning businesses around markets and customers. Segment information presented herein reflects the impact of these changes for all periods presented.

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

Industrial and Transportation Business: The Industrial and Transportation segment serves a broad range of markets, such as appliance, paper and packaging, food and beverage, electronics, automotive original equipment manufacturer (OEM) and automotive aftermarket (auto body shops and retail). Industrial and Transportation products include tapes, a wide variety of coated and non-woven abrasives, adhesives, specialty materials, filtration products, energy control products, closure systems for personal hygiene products, and components and products that are used in the manufacture, repair and maintenance of automotive, marine, aircraft and specialty vehicles.

Major industrial products include vinyl, polyester, foil and specialty industrial tapes and adhesives; Scotch® Masking Tape, Scotch® Filament Tape and Scotch® Packaging Tape; packaging equipment; 3M™ VHB™ Bonding Tapes; conductive, low surface energy, hot melt, spray and structural adhesives; reclosable fasteners; label materials for durable goods; and coated, nonwoven and microstructured surface finishing and grinding abrasives for the industrial market. 3M Purification Inc. (previously referred to as CUNO Incorporated), provides a comprehensive line of filtration products for the separation, clarification and purification of fluids and gases. Other industrial products include fluoroelastomers for seals, tubes and gaskets in engines; and engineering fluids. In addition, this segment provides 3M™ Scotchtint™ Window Film for buildings; 3M™ Ultra Safety and Security Window Film for property and personal protection during destructive weather conditions; and closures for disposable diapers.

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

Health Care Business: The Health Care segment serves markets that include medical clinics and hospitals, pharmaceuticals, dental and orthodontic practitioners, and health information systems. Products and services provided to these and other markets include medical and surgical supplies, skin health and infection prevention products, drug delivery systems, dental and orthodontic products, health information systems and anti-microbial solutions. As discussed in Note 2, 3M completed the sale of its global branded pharmaceuticals business in Europe in January 2007.

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

Major consumer and office products include Scotch® brand products, such as Scotch® Magic™ Tape, Scotch® Glue Stick and Scotch® Cushioned Mailer; Post-it® Products, such as Post-it® Flags, Post-it® Note Pads, Post-it® Labeling & Cover-up Tape, and Post-it® Pop-up Notes and Dispensers; construction and home improvement products, including surface-preparation and wood-finishing materials, Command™ Adhesive Products and Filtrete™ Filters for furnaces and air conditioners; home care products, including Scotch-Brite® Scour Pads, Scotch-Brite® Scrub Sponges, Scotch-Brite™ Microfiber Cloth products, O-Cel-O™ Sponges and Scotchgard™ Fabric Protectors; protective material products; certain maintenance-free respirators; certain consumer retail personal safety products, including safety glasses and hearing protectors; and Nexcare™ Adhesive Bandages. In July 2009, 3M acquired ACE® branded (and related brands) elastic bandage, supports and thermometer product lines.

Safety, Security and Protection Services Business: The Safety, Security and Protection Services segment serves a broad range of markets that increase the safety, security and productivity of workers, facilities and systems. Major product offerings include personal protection products, safety and security products (including border and civil security solutions), cleaning and protection products for commercial establishments, track and trace solutions, and roofing granules for asphalt shingles. In April 2008, 3M acquired Aearo Holding Corp., the parent company of Aearo Technologies Inc. (hereafter referred to as Aearo). Aearo manufactures and sells personal protection and energy absorbing products, which expanded 3M’s platform by adding hearing protection as well as eyewear and fall protection product lines to 3M’s existing line of respiratory products. The consumer retail portion of Aearo’s business is included in 3M’s Consumer and Office business segment.

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

Electro and Communications Business: The Electro and Communications segment serves the electrical, electronics and communications industries, including electrical utilities; electrical construction, maintenance and repair; original equipment manufacturer (OEM) electrical and electronics; computers and peripherals; consumer electronics; telecommunications central office, outside plant and enterprise; as well as aerospace, military, automotive and medical markets; with products that enable the efficient transmission of electrical power and speed the delivery of information. Products include electronic and interconnect solutions, microinterconnect systems, high-performance fluids, high-temperature and display tapes, telecommunications products, electrical products, and touch screens and touch monitors.

Major electronic and electrical products include packaging and interconnection devices; high-performance fluids used in the manufacture of computer chips, and for cooling electronics and lubricating computer hard disk drives; high-temperature and display tapes; insulating materials, including pressure-sensitive tapes and resins; and related items. 3M™ Flexible Circuits use electronic packaging and interconnection technology, providing more connections in less space, and are used in ink-jet print cartridges, cell phones and electronic devices. This segment serves the world’s telecommunications companies with a wide array of products for fiber-optic and copper-based telecommunications systems for rapid deployment in fixed and wireless networks. The 3M™ Aluminum Conductor Composite Reinforced (ACCR) electrical power cable, with an aluminum-based metal matrix at its core, increases transmission capacity for existing power lines. The touch systems business includes touch screens and touch monitors.

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

Research and Patents

Research and product development constitutes an important part of 3M’s activities and has been a major driver of 3M’s sales growth. Research, development and related expenses totaled $1.293 billion in 2009, $1.404 billion in 2008 and $1.368 billion in 2007. Research and development, covering basic scientific research and the application of scientific advances in the development of new and improved products and their uses, totaled $838 million in 2009, $851 million in 2008 and $788 million in 2007. Related expenses primarily include technical support provided by 3M to customers who are using existing 3M products; internally developed patent costs, which include costs and fees incurred to prepare, file, secure and maintain patents; and amortization of acquired patents.

The Company’s products are sold around the world under various trademarks. The Company also owns, or holds licenses to use, numerous U.S. and foreign patents. The Company’s research and development activities generate a steady stream of inventions that are covered by new patents. Patents applicable to specific products extend for varying periods according to the date of patent application filing or patent grant and the legal term of patents in the various countries where patent protection is obtained. The actual protection afforded by a patent, which can vary from country to country, depends upon the type of patent, the scope of its coverage and the availability of legal remedies in the country.

The Company believes that its patents provide an important competitive advantage in many of its businesses. In general, no single patent or group of related patents is in itself essential to the Company as a whole or to any of the Company’s business segments. The importance of patents in the Display and Graphics segment is described in “Performance by Business Segment” — “Display and Graphics Business” in Part II, Item 7, of this Form 10-K.

Raw Materials

In 2009, the Company experienced cost decreases in most raw materials and transportation fuel costs. This was driven by lower basic feedstock costs, particularly metals and oil derived materials. To date, the Company is receiving sufficient quantities of all raw materials to meet its reasonably foreseeable production requirements. It is impossible to predict future shortages of raw materials or the impact any such shortages would have. 3M has avoided disruption to its manufacturing operations through careful management of existing raw material inventories and development and qualification of additional supply sources. 3M manages commodity price risks through negotiated supply contracts, price protection agreements and forward physical contracts.

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

In 2009, 3M expended about $15 million for capital projects related to protecting the environment. This amount excludes expenditures for remediation actions relating to existing matters caused by past operations that do not contribute to current or future revenues, which are expensed. Capital expenditures for environmental purposes have included pollution control devices — such as wastewater treatment plant improvements, scrubbers, containment structures, solvent recovery units and thermal oxidizers — at new and existing facilities constructed or upgraded in the normal course of business. Consistent with the Company’s policies stressing environmental responsibility, capital expenditures (other than for remediation projects) for known projects are presently expected to be about $22 million over the next two years for new or expanded programs to build facilities or modify manufacturing processes to minimize waste and reduce emissions.

While the Company cannot predict with certainty the future costs of such cleanup activities, capital expenditures or operating costs for environmental compliance, the Company does not believe they will have a material effect on its capital expenditures, earnings or competitive position.

Executive Officers

Following is a list of the executive officers of 3M, and their age, present position, the year elected to their present position and other positions they have held during the past five years. No family relationships exist among any of the executive officers named, nor is there any undisclosed arrangement or understanding pursuant to which any person was selected as an officer. This information is presented as of the date of the 10-K filing (February 16, 2010).

Name	Age	Present Position	Year Elected to Present Position	Other Positions Held During 2005-2009
George W. Buckley	62	Chairman of the Board, President and Chief Executive Officer	2005	Chairman and Chief Executive Officer, Brunswick Corporation, 2000-2005

Patrick D. Campbell	57	Senior Vice President and Chief Financial Officer	2002

Joaquin Delgado	50	Executive Vice President, Electro and Communications Business	2009	Vice President and General Manager, Electronics Markets Materials Division, 2007-2009
				Vice President, Research and Development and New Business Ventures, Consumer and Office Business, 2005-2007
				Managing Director, 3M Korea, 2003-2005

Joe E. Harlan	50	Executive Vice President, Consumer and Office Business	2009	Executive Vice President, Electro and Communications Business, 2004-2009

Michael A. Kelly	53	Executive Vice President, Display and Graphics Business	2006	Division Vice President, Occupational Health and Environmental Safety Division, 2003-2006

Angela S. Lalor	44	Senior Vice President, Human Resources	2006	Staff Vice President, Human Resources Operations, 2005
				Executive Director, Human Resources Operations, 2004-2005

Jean Lobey	57	Executive Vice President, Safety, Security and Protection Services Business	2005

Robert D. MacDonald	59	Senior Vice President, Marketing and Sales	2004

Frederick J. Palensky	60	Executive Vice President, Research and Development and Chief Technology Officer	2006	Executive Vice President, Enterprise Services, 2005-2006 Executive Vice President, Safety, Security and Protection Services Business, 2002-2005

Brad T. Sauer	50	Executive Vice President, Health Care Business	2004

Hak Cheol Shin	52	Executive Vice President, Industrial and Transportation Business	2006	Executive Vice President, Industrial Business, 2005
				Division Vice President, Industrial Adhesives and Tapes Division, 2003-2005

Marschall I. Smith	65	Senior Vice President, Legal Affairs and General Counsel	2007	Vice President and General Counsel Brunswick Corporation, 2001-2007

Inge G. Thulin	56	Executive Vice President, International Operations	2004

John K. Woodworth	58	Senior Vice President, Corporate Supply Chain Operations	2006	Vice President, Asia Pacific, 2004-2006

Item 1A. Risk Factors

Our disclosure and analysis in our Annual Report on Form 10-K contain forward-looking statements that relate to future events and typically address the Company’s expected future business and financial performance based on certain assumptions. These assumptions and expectations of future events and trends are subject to risks and uncertainties. Depending on a variety of factors, actual future results and trends may differ materially from historical results or those reflected in any such forward-looking statements. Provided below is a cautionary discussion of what we believe to be the most significant risk factors applicable to the Company. Discussion of these factors is incorporated by reference into and considered an integral part of Part II, Item 7, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations.”

* Results are impacted by the effects of, and changes in, worldwide economic and capital markets conditions. The Company operates in more than 65 countries and derives approximately 63 percent of its revenues from outside the United States. The Company’s business may be adversely affected by factors in the United States and other countries that are beyond its control, such as disruptions in financial markets or downturns in economic activity in specific countries or regions, or in the various industries in which the Company operates; social, political or labor conditions in specific countries or regions; or adverse changes in the availability and cost of capital, interest rates, tax rates, or regulations in the jurisdictions in which the Company operates.

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

* Foreign currency exchange rates and fluctuations in those rates may affect the Company’s ability to realize projected growth rates in its sales and earnings. Because the Company’s financial statements are denominated in U.S. dollars and approximately 63 percent of the Company’s revenues are derived from outside the United States, the Company’s results of operations and its ability to realize projected growth rates in sales and earnings could be adversely affected if the U.S. dollar strengthens significantly against foreign currencies.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

3M’s general offices, corporate research laboratories, and certain division laboratories are located in St. Paul, Minnesota. The Company operates 72 manufacturing facilities in 28 states. The Company operates 105 manufacturing and converting facilities in 35 countries outside the United States.

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

None in the quarter ended December 31, 2009.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Equity compensation plans’ information is incorporated by reference from Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” of this document, and should be considered an integral part of Item 5. At January 29, 2010, there were 110,956 shareholders of record. 3M’s stock is listed on the New York Stock Exchange, Inc. (NYSE), the Chicago Stock Exchange, Inc., and the SWX Swiss Exchange. Cash dividends declared and paid totaled $.51 per share for each quarter of 2009, and $.50 per share for each quarter of 2008. Stock price comparisons follow:

Stock price comparisons (NYSE composite transactions)

(Per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
2009 High	$59.81	$61.46	$76.00	$84.32	$84.32
2009 Low	40.87	48.72	57.81	71.62	40.87
2008 High	$84.76	$83.22	$74.71	$68.31	$84.76
2008 Low	72.05	68.61	65.51	50.01	50.01

Issuer Purchases of Equity Securities

Repurchases of common stock are made to support the Company’s stock-based employee compensation plans and for other corporate purposes. In February 2007, 3M’s Board of Directors authorized a two-year share repurchase of up to $7.0 billion for the period from February 12, 2007 to February 28, 2009. In February 2009, 3M’s Board of Directors extended this share repurchase authorization until the remaining $2.6 billion (as of December 31, 2009) is fully utilized.

Issuer Purchases of Equity

Securities (registered pursuant to

Section 12 of the Exchange Act)

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
				(Millions)
January 1-31, 2009	2,921	$54.03	—	$2,567
February 1-28, 2009	—	$—	—	$2,567
March 1-31, 2009	1,661	$50.33	—	$2,567
Total January 1-March 31, 2009	4,582	$52.69	—	$2,567
April 1-30, 2009	62,049	$54.39	—	$2,567
May 1-31, 2009	32,173	$58.71	—	$2,567
June 1-30, 2009	682	$60.03	—	$2,567
Total April 1-June 30, 2009	94,904	$55.90	—	$2,567
July 1-31, 2009	19,780	$56.87	—	$2,567
August 1-31, 2009	30,321	$71.72	—	$2,567
September 1-30, 2009	10,047	$73.92	—	$2,567
Total July 1-September 30, 2009	60,148	$67.21	—	$2,567
October 1-31, 2009	33,643	$76.30	—	$2,567
November 1-30, 2009	11,260	$77.51	—	$2,567
December 1-31, 2009	49,882	$81.94	—	$2,567
Total October 1 — December 31, 2009	94,785	$79.41	—	$2,567
Total January 1 — December 31, 2009	254,419	$67.27	—	$2,567

(1)          The total number of shares purchased includes: (i) shares purchased under the Board’s authorizations described above, and (ii) shares purchased in connection with the exercise of stock options (which combined totaled 2,921 shares in January 2009, 1,661 shares in March 2009, 62,049 shares in April 2009, 32,173 shares in May 2009, 682 shares in June 2009, 19,780 shares in July 2009, 30,321 shares in August 2009, 10,047 shares in September 2009, 33,643 shares in October 2009, 11,260 shares in November 2009, and 49,882 shares in December 2009).

Item 6. Selected Financial Data.

(Dollars in millions, except per share amounts)	2009	2008	2007	2006	2005
Years ended December 31:
Net sales	$23,123	$25,269	$24,462	$22,923	$21,167
Net income before cumulative effect of accounting change attributable to 3M	3,193	3,460	4,096	3,851	3,139
Per share of 3M common stock:
Net income before cumulative effect of accounting change attributable to 3M — basic	4.56	4.95	5.70	5.15	4.10
Net income before cumulative effect of accounting change attributable to 3M — diluted	4.52	4.89	5.60	5.06	4.02
Cash dividends declared and paid per 3M common share	2.04	2.00	1.92	1.84	1.68
At December 31:
Total assets	$27,250	$25,793	$24,699	$21,294	$20,541
Long-term debt (excluding portion due within one year) and long-term capital lease obligations	5,204	5,224	4,088	1,112	1,368

The above income and earnings per share information exclude a cumulative effect of accounting change in 2005 ($35 million, or 5 cents per diluted share). New accounting guidance for asset retirement obligations was effective December 31, 2005, and its adoption resulted in the recognition of an asset retirement obligation liability of $59 million at December 31, 2005, and an after-tax charge of $35 million for 2005, which was reflected as a cumulative effect of change in accounting principle in the Consolidated Statement of Income.

Items included in the preceding table which had a significant impact on results are summarized as follows. 2009 results included net losses that decreased operating income by $194 million and net income attributable to 3M by $119 million. 2009 included restructuring actions ($209 million pre-tax, $128 million after tax and noncontrolling interest), which was partially offset by a gain on sale of real estate ($15 million pre-tax, $9 million after tax). 2008 results included net losses that decreased operating income by $269 million and net income attributable to 3M by $194 million. 2008 included restructuring actions ($229 million pre-tax, $147 million after-tax and noncontrolling interest), exit activities ($58 million pre-tax, $43 million after-tax) and losses related to the sale of businesses ($23 million pre-tax, $32 million after-tax), which were partially offset by a gain on sale of real estate ($41 million pre-tax, $28 million after-tax). 2007 results included net gains that increased operating income by $681 million and net income attributable to 3M by $448 million. 2007 included gains related to the sale of businesses ($849 million pre-tax, $550 million after-tax) and a gain on sale of real estate ($52 million pre-tax, $37 million after-tax), which were partially offset by increases in environmental liabilities ($134 million pre-tax, $83 million after-tax), restructuring actions ($41 million pre-tax, $27 million after-tax), and exit activities ($45 million pre-tax, $29 million after-tax). 2006 results included net gains that increased operating income by $523 million and net income attributable to 3M by $438 million. 2006 included net benefits from gains related to the sale of certain portions of 3M’s branded pharmaceuticals business ($1.074 billion pre-tax, $674 million after-tax) and favorable income tax adjustments ($149 million), which were partially offset by restructuring actions ($403 million pre-tax, $257 million after-tax), acquired in-process research and development expenses ($95 million pre-tax and after-tax), settlement costs of an antitrust class action ($40 million pre-tax, $25 million after-tax), and environmental obligations related to the pharmaceuticals business ($13 million pre-tax, $8 million after-tax). 2005 results included charges that reduced net income attributable to 3M before cumulative effect of accounting change by $75 million. This related to a tax liability resulting from 3M’s reinvestment of approximately $1.7 billion of foreign earnings in the United States pursuant to the repatriation provisions of the American Jobs Creation Act of 2004.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to provide a reader of 3M’s financial statements with a narrative from the perspective of management. 3M’s MD&A is presented in nine sections:

Beginning page
• Overview	13
• Results of Operations	16
• Performance by Business Segment	20
• Performance by Geographic Area	30
• Critical Accounting Estimates	33
• New Accounting Pronouncements	36
• Financial Condition and Liquidity	36
• Financial Instruments	42
• Forward-Looking Statements	42

OVERVIEW

3M is a diversified global manufacturer, technology innovator and marketer of a wide variety of products. As discussed in Note 17 to the Consolidated Financial Statements, effective in the first quarter of 2009, 3M made certain business segment realignments, including both product moves between business segments and reporting changes related to revised U.S. performance measures. The financial information presented herein reflects the impact of these changes for all periods presented. 3M manages its operations in six operating business segments: Industrial and Transportation; Health Care; Consumer and Office; Safety, Security and Protection Services; Display and Graphics; and Electro and Communications.

3M’s quarterly year-on-year business results got stronger as 2009 progressed, with first nine-month 2009 year-on-year comparisons significantly negatively impacted by the economic downturn that began impacting 3M in the fourth quarter of 2008. For total year 2009, while sales declined 8.5 percent and organic volumes declined 9.5 percent, worldwide industrial production is expected to be down by a similar amount and 3M’s sales performance was in line with the overall economy. 3M restructured a number of businesses during the year, resulting in 2009 total year savings of almost $400 million, with estimated additional incremental savings of more than $150 million in 2010. In addition, 3M amended its policy regarding banked vacation, which added more than $100 million to operating income in 2009, with a slightly lower benefit expected in 2010. 3M also enacted temporary furloughs where appropriate, froze merit pay and reduced indirect spending. Finally, in the midst of this economic downturn, 3M invested $1.3 billion in research, development and related expenses during 2009.

3M has been aggressively restructuring the company since early 2008 and continued this effort through the third quarter of 2009, with these restructuring actions and exit activities in the aggregate resulting in a reduction of approximately 6,400 positions. 3M aggressively reduced structural costs across the company, including in the factories. The focus now is to accelerate growth in the various businesses and to add only those expenses that are absolutely necessary. 3M announced the reduction of approximately 200 positions in the third quarter of 2009, with the majority of those occurring in Western Europe and, to a lesser extent, the United States. In the second quarter of 2009, 3M permanently reduced approximately 900 positions spanning many businesses and geographies, and in the United States another 700 people accepted a voluntary retirement option. 3M expects that a small portion of those who accepted the voluntary separation will be replaced; thus, on a net basis, 3M estimates an employment level decline of approximately 1,400 to 1,500 due to these second quarter restructuring actions. In the first quarter of 2009, 3M announced the elimination of approximately 1,200 positions. In addition, 3M announced reductions of approximately 3,500 positions in 2008, with 2,400 of these reductions announced in the fourth quarter of 2008. The related net restructuring charges and other special items reduced net income attributable to 3M for year 2009 by $119 million, or $0.17 per diluted share. Special items reduced net income attributable to 3M for year 2008 by $194 million, or $0.28 per diluted share, with $140 million, or $0.20 per diluted share, in the fourth quarter of 2008. Refer to the special items discussion at the end of this overview section for more detail.

Fourth-quarter 2009 sales totaled $6.1 billion, an increase of 11.1 percent from the fourth quarter of 2008, with all business segments and major geographic areas showing improvement. Net income attributable to 3M was $935 million, or $1.30 per diluted share. This compares to $536 million, or $0.77 per diluted share, which includes the impact of restructuring and other special items, in the fourth quarter of 2008.

Sales in 2009 totaled $23.1 billion, a decrease of 8.5 percent from 2008. Including the preceding special items, net income attributable to 3M was $3.193 billion, or $4.52 per diluted share, in 2009, versus $3.460 billion, or $4.89 per diluted share, in 2008. In 2009, the global economic slowdown dramatically affected year-on-year comparisons for 3M’s businesses. Substantial end-market declines and inventory takedowns in major industries, including automotive, consumer electronics and general industrial manufacturing, resulted in significantly lower sales and income. Accordingly, 3M reduced its cost structure, lowered manufacturing output and intensified its attention to operational improvement. The combination of these actions drove operating income margins of 20.8 percent in 2009, compared to 20.6 percent in 2008. Restructuring charges and other special items reduced this operating income margin by approximately one percentage point in both 2009 and 2008.

In January 2007, 3M completed the sale of its branded pharmaceuticals business, resulting in a gain in the first quarter of 2007. In addition, 3M recorded a gain related to the sale of its Opticom Priority Control Systems and Canoga Traffic Detection businesses in the second quarter of 2007. In 2007, these gains on sale of businesses were partially offset by restructuring and the net impact of other special items. Refer to “Special Items” at the end of this overview section for additional details. Including these special items, in 2007, 3M reported net sales of $24.462 billion and net income attributable to 3M of $4.096 billion, or $5.60 per diluted share.

The following table contains sales and operating income results by business segment for the years ended December 31, 2009 and 2008. Refer to the section entitled “Performance by Business Segment” later in MD&A for discussion by business segment of restructuring and other items that impacted reported operating income. Refer to Note 17 for discussion of Corporate and Unallocated and Elimination of Dual Credit.

	2009			2008			2009 vs. 2008 % change
(Dollars in millions)	Net Sales	% of Total	Oper. Income	Net Sales	% of Total	Oper. Income	Net Sales	Oper. Income
Business Segments
Industrial and Transportation	$7,116	30.8%	$1,238	$8,173	32.3%	$1,548	(12.9)%	(20.0)%
Health Care	4,294	18.6%	1,350	4,303	17.0%	1,175	(0.2)%	14.9%
Consumer and Office	3,471	15.0%	748	3,578	14.2%	683	(3.0)%	9.5%
Safety, Security and Protection Services	3,180	13.8%	745	3,450	13.7%	710	(7.8)%	5.0%
Display and Graphics	3,132	13.5%	590	3,268	12.9%	583	(4.2)%	1.3%
Electro and Communications	2,276	9.8%	322	2,835	11.2%	540	(19.7)%	(40.4)%
Corporate and Unallocated	12	0.1%	(100)	23	0.1%	58
Elimination of Dual Credit	(358)	(1.6)%	(79)	(361)	(1.4)%	(79)

Total Company	$23,123	100.0%	$4,814	$25,269	100.0%	$5,218	(8.5)%	(7.7)%

In 2009, while sales declined 8.5 percent for the total year, this was similar to the overall economy and close to the estimated decline in worldwide industrial production. Quarterly year-on-year comparisons improved throughout 2009. Sales declined 21.3 percent in the first quarter, 15.1 percent in the second quarter and 5.6 percent in the third quarter, but improved 11.1 percent in the fourth quarter. Refer to the sections entitled “Performance by Business Segment” and “Performance by Geographic Area” later in MD&A for additional discussion of sales change.

In 2008, worldwide sales growth was 3.3 percent. Local-currency sales growth was 1.4 percent for 2008, including a 3.3 percentage point benefit from acquisitions. Local-currency sales increased 17.1 percent in Safety, Security and Protection Services (including 13.0 percentage points from acquisitions), 6.7 percent in Health Care (including 1.7 percentage points from acquisitions), 4.1 percent in Industrial and Transportation (including 3.7 percentage points from acquisitions), and 1.0 percent in Consumer and Office (including 1.8 percentage points from acquisitions). Local-currency sales declined 1.6 percent in Electro and Communications and 17.9 percent in Display and Graphics.

3M generated $4.9 billion of operating cash flows in 2009, an increase of $408 million when compared to 2008. This followed an increase of $287 million when comparing 2008 to 2007. In 2009, 2008 and 2007, the Company utilized approximately $1.4 billion of cash each year to pay dividends. In February 2007, 3M’s Board of Directors authorized a two-year share repurchase of up to $7.0 billion for the period from February 12, 2007 to February 28, 2009. In February 2009, 3M’s Board of Directors extended this share repurchase authorization until the remaining amount is fully utilized. As of December 31, 2009, approximately $2.6 billion remained available for repurchase. With the Company’s emphasis on maintaining ample liquidity and enhancing balance sheet strength, share repurchase activity was suspended beginning in the fourth quarter of 2008. The extension of this program provides flexibility to resume repurchase activity when business conditions permit. In 2009 no broker repurchases of stock were made, compared to repurchases of 3M common stock of $1.6 billion in 2008 (primarily in the first nine months of 2008) and repurchases of 3M common stock of $3.2 billion in 2007. In February 2010, 3M’s Board of Directors authorized a dividend increase of 2.9 percent for 2010, marking the 52nd consecutive year of dividend increases for 3M. 3M’s debt to total capital ratio (total capital defined as debt plus equity) at December 31, 2009 was 30 percent, compared to 39 percent at December 31, 2008. A portion of the increase in debt at year-end 2008 was the result of a strategy to build and maintain a cash buffer in the U.S. given the difficult market environment at that point in time. 3M has an AA- credit rating with a stable outlook from Standard & Poor’s and an Aa2 credit rating with a stable outlook from Moody’s Investors Service. In addition to cash on hand, the Company has sufficient access to capital markets to meet currently anticipated growth and acquisition investment funding needs.

In 2009, the Company experienced cost decreases in most raw materials and transportation fuel costs. This was driven by lower basic feedstock costs, particularly metals and oil derived materials. To date the Company is receiving sufficient quantities of all raw materials to meet its reasonably foreseeable production requirements. It is impossible to predict future shortages of raw materials or the impact any such shortages would have. 3M has avoided disruption to its manufacturing operations through careful management of existing raw material inventories and development and qualification of additional supply sources. 3M manages commodity price risks through negotiated supply contracts, price protection agreements and forward physical contracts.

In 2009, 3M changed its annual stock option and restricted stock unit grant date to more closely align the award with the timing of the Company’s performance review process. In 2009 and forward, under the annual grant, 3M will grant shares in February instead of May as in previous years. Accounting rules requires recognition of expense under a non-substantive vesting period approach, requiring compensation expense recognition when an employee is eligible to retire. 3M employees in the United States are eligible to retire at age 55 and after having completed five years of service. Approximately 25 percent of the stock-based compensation award expense dollars are for this retiree-eligible population. Therefore, in 2007 and 2008, the second quarter of each year (because of the May grant date) reflected higher stock-based compensation expense than the other quarters. In 2009, the retiree-eligible impact shifted to the first quarter of 2009. In addition, both the first and second quarter of 2009 reflected higher stock-based compensation expense related to the earlier February grant date. These and other factors resulted in higher stock-based compensation cost in 2009 when compared to 2008. Refer to Note 16 for additional discussion of the Company’s stock-based compensation programs.

3M’s pension plans were 90 percent funded at year-end 2009. The U.S. qualified plan, which is approximately 68 percent of the worldwide pension obligation, was 96 percent funded, and the international plans were 83 percent funded. Asset returns in 2009 for the U.S. qualified plan were 12.6 percent while the year-end 2009 discount rate was 5.77%, down 0.37 percentage points from the 2008 discount rate of 6.14%. 3M expects to contribute $500 million to $700 million of cash to its global pension plans in 2010. The Company does not have a required minimum pension contribution obligation for its U.S. plans in 2010. 3M expects pension and postretirement benefit expense in 2010 to increase by approximately $130 million pre-tax, or 12 cents per diluted share, when compared to 2009. Refer to critical accounting estimates within MD&A and Note 11 (Pension and Postretirement Benefit Plans) for additional information concerning 3M’s pension and post-retirement plans.

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

In 2009, net losses for restructuring and other actions decreased operating income by $194 million and net income attributable to 3M by $119 million, or $0.17 per diluted share. 2009 included restructuring actions ($209 million pre-tax, $128 million after tax and noncontrolling interest), which were partially offset by a gain on sale of real estate ($15 million pre-tax, $9 million after tax). The gain on sale of real estate relates to the June 2009 sale of a New Jersey roofing granule facility, which is recorded in cost of sales within the Safety, Security and Protection Services business segment. Restructuring is discussed in more detail in Note 4 (Restructuring Actions and Exit Activities).

In 2008, net losses for restructuring and other actions decreased operating income by $269 million and net income attributable to 3M by $194 million, or $0.28 per diluted share. 2008 included restructuring actions ($229 million pre-tax, $147 million after-tax and noncontrolling interest), exit activities ($58 million pre-tax, $43 million after-tax) and losses related to the sale of businesses ($23 million pre-tax, $32 million after-tax), which were partially offset by a gain on sale of real estate ($41 million pre-tax, $28 million after-tax). Divestiture impacts, restructuring actions and exit activities are discussed in more detail in Note 2 (Acquisitions and Divestitures) and Note 4 (Restructuring Actions and Exit Activities). Concerning the real estate gain, 3M received proceeds and recorded a gain in 2008 for a sale-leaseback transaction relative to an administrative location in Italy.

In 2007, gains on sale of businesses and real estate, net of restructuring and other items, increased operating income by $681 million and net income attributable to 3M by $448 million, or $0.62 per diluted share. 2007 included net benefits from gains related to the sale of businesses ($849 million pre-tax, $550 million after-tax) and a gain on sale of real estate ($52 million pre-tax, $37 million after-tax), which were partially offset by increases in other environmental liabilities ($134 million pre-tax, $83 million after-tax), restructuring actions ($41 million pre-tax, $27 million after-tax), and other exit activities ($45 million pre-tax, $29 million after-tax). These items, except the gain on sale of real estate, are discussed in more detail in Note 2 (Acquisitions and Divestitures), Note 4 (Restructuring Actions and Exit Activities) and Note 14 (Commitments and Contingencies). Gains on sale of businesses include the second-quarter 2007 sale of 3M’s Opticom Priority Control Systems and Canoga Traffic Detection businesses, and the first-quarter 2007 sale of the global branded pharmaceuticals business in Europe. Concerning the real estate sale, 3M sold a laboratory facility located in Suwon, Korea.

RESULTS OF OPERATIONS

Net Sales:

	2009			2008
	U.S.	Intl.	Worldwide	U.S.	Intl.	Worldwide
Net sales (millions)	$8,509	$14,614	$23,123	$9,179	$16,090	$25,269
% of worldwide sales	36.8%	63.2%		36.3%	63.7%
Components of net sales change:
Volume — organic	(11.9)%	(8.1)%	(9.5)%	(5.0)%	(1.0)%	(2.4)%
Volume — acquisitions	2.4	1.9	2.1	5.3	2.2	3.3
Price	2.5	1.5	1.8	2.4	(0.5)	0.5
Local-currency sales (including acquisitions)	(7.0)	(4.7)	(5.6)	2.7	0.7	1.4
Divestitures	(0.3)	(0.1)	(0.1)	(0.6)	(0.1)	(0.3)
Translation	—	(4.4)	(2.8)	—	3.4	2.2
Total sales change	(7.3)%	(9.2)%	(8.5)%	2.1%	4.0%	3.3%

In 2009, local-currency sales declined 5.6 percent. All major geographic areas showed local-currency declines, with the exception of the combined Latin America and Canada area, which was flat. Health Care had local-currency sales growth of 3.6 percent, while all other business segments experienced declines. Fourth-quarter 2009 local-currency sales increased 6.4 percent, with all business segments and major geographic areas showing improvement. In 2008, local-currency sales growth of 1.4 percent was led by the Safety, Security and Protection Services; Health Care; and Industrial and Transportation segments. Acquisitions increased 2008 sales by 3.3 percent, led by the April 2008 acquisition of Aearo. Refer to the sections entitled “Performance by Business Segment” and “Performance by Geographic Area” later in MD&A for additional discussion of sales change.

Operating Expenses:

(Percent of net sales)	2009	2008	2007	2009 Versus 2008	2008 Versus 2007
Cost of sales	52.4%	52.9%	52.1%	(0.5)%	0.8%
Selling, general and administrative expenses	21.2	20.8	20.5	0.4	0.3
Research, development and related expenses	5.6	5.6	5.6	—	—
(Gain)/loss from sale of businesses	—	0.1	(3.5)	(0.1)	3.6
Operating income	20.8%	20.6%	25.3%	0.2%	(4.7)%

As discussed in the preceding overview section, 2009 included restructuring charges, partially offset by a gain on sale of real estate, which combined decreased operating income by $194 million, or 0.9 percent of net sales. In 2008, the combination of restructuring actions, exit activities and a loss on sale of businesses, partially offset by a gain on sale of real estate, decreased operating income by $269 million, or 1.1 percent of net sales. In 2007, the gain on sale of businesses and real estate, net of environmental liability charges, restructuring and exit activities, benefited 2007 operating income by $681 million, or 2.8 percent of net sales. The following tables summarize these special items by income statement caption.

	2009 Restructuring and Other Summary
(Millions)	Restructuring actions	Gain on sale of real estate	Total
Cost of sales	$110	$(15)	$95
Selling, general and administrative expenses	91	—	91
Research, development and related expenses	8	—	8
Total operating income penalty (benefit)	$209	$(15)	$194

	2008 Restructuring and Other Summary
(Millions)	Restructuring actions	Exit activities	Loss on sale of businesses	Gain on sale of real estate	Total
Cost of sales	$84	$38	$—	$—	$122
Selling, general and administrative expenses	135	17	—	(41)	111
Research, development and related expenses	10	3	—	—	13
Loss from sale of businesses	—	—	23	—	23
Total operating income penalty (benefit)	$229	$58	$23	$(41)	$269

	2007 Gain on Sale, Restructuring and Other Summary
(Millions)	Gain on sale of businesses	Environmental liabilities	Restructuring and exit activities	Gain on sale of real estate	Total
Cost of sales	$—	$—	$64	$—	$64
Selling, general and administrative expenses	—	134	26	(52)	108
Research, development and related expenses	—	—	(4)	—	(4)
Gain from sale of businesses	(849)	—	—	—	(849)
Total operating income penalty (benefit)	$(849)	$134	$86	$(52)	$(681)

Cost of Sales:

Cost of sales includes manufacturing, engineering and freight costs. Cost of sales as a percent of net sales decreased 0.5 percentage points in 2009 compared to 2008. As discussed in Note 4 (Restructuring Actions and Exit Activities), in 2009, 3M recorded $209 million in restructuring charges, of which $110 million was recorded in cost of sales. This was partially offset by a $15 million gain on sale of a New Jersey roofing granule facility, which was also recorded in cost of sales. In 2008, $122 million in restructuring and exit activities were recorded in cost of sales. Thus, restructuring and other items were $27 million lower year-on-year, benefiting cost of sales by 0.1 percentage point. Other benefits to cost of sales as a percent of net sales included increases in selling prices and a slight decrease in material costs. The Company was also able to mitigate organic volume declines through reductions in 3M’s manufacturing cost structure. Finally, in response to deteriorating conditions in Venezuela, 3M Venezuela swapped bolivars into U.S. dollars in 2009. While increasing cost of sales, these actions mitigated 3M’s exposure to future exchange rate risks.

Cost of sales as a percent of net sales increased 0.8 percentage points in 2008 compared to 2007, with this increase primarily due to the decline in Optical Systems sales and the rapid volume declines of certain other businesses in the fourth quarter. For the majority of the year 3M’s broad-based portfolio performed as expected, with benefits from selling price increases, foreign currency translation, and a continuous focus on driving operational excellence, helping to offset raw material inflation of approximately 4 percent for 2008, compared with 2007. In 2008, restructuring and exit costs increased cost of sales by $122 million, or 0.4 percentage points as a percent of net sales, similar to the 0.3 percentage point impact in 2007.

Selling, General and Administrative Expenses:

Selling, general and administrative (SG&A) expenses as a percent of net sales increased 0.4 percentage points in 2009 when compared to 2008, but in dollars decreased $338 million, helped by restructuring and other actions. In the sales and marketing area, advertising and merchandising costs were down year-on-year, but were up in the fourth quarter. As indicated in Note 4, in 2009, $91 million in restructuring expenses was recorded in SG&A, which increased SG&A as a percent of sales by 0.4 percentage points. In 2008, restructuring actions and exit activities, net of a gain on sale of real estate, increased SG&A by $111 million, which increased SG&A as a percent of sales by 0.5 percentage points.

Selling, general and administrative (SG&A) expenses as a percent of net sales increased 0.3 percentage points in 2008 when compared to 2007, or 4.6 percent in dollars. In 2008, SG&A expenses related to restructuring actions and exit activities were partially offset by a gain on sale of real estate, which combined increased SG&A by $111 million, or 0.5 percentage points, similar to the 0.4 percentage point impact in 2007. In the fourth quarter of 2008, as part of its restructuring program, 3M took aggressive actions to reduce general and administrative expenses and also pared back selling and marketing costs in certain businesses.

Research, Development and Related Expenses:

Research, development and related expenses (R&D) were 5.6 percent of net sales in 2009, 2008 and 2007. R&D expenses in dollars declined approximately 8 percent in 2009 compared to 2008, following an increase of 2.6 percent when comparing 2008 to 2007. 3M has continued to support its key larger programs, but overall dollar spending has been impacted by company-wide cost-cutting initiatives such as reductions in indirect spending and the banked vacation policy change.

Gain/Loss from Sale of Businesses:

In June 2008, 3M completed the sale of HighJump Software to Battery Ventures, a technology venture capital and private equity firm. 3M received proceeds of $85 million for this transaction and recognized, net of assets sold, transaction and other costs, a pre-tax loss of $23 million (recorded in the Safety, Security and Protection Services segment) in the second quarter of 2008.

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

Operating Income:

3M uses operating income as one of its primary business segment performance measurement tools. Operating income was 20.8 percent of sales in 2009 compared to 20.6 percent of sales in 2008. 2009 was negatively impacted by restructuring expenses, net of a gain on sale of real estate, which combined decreased operating income by 0.9 percentage points ($194 million). 2008 was negatively impacted by restructuring actions, exit activities and a loss on sale of businesses that were partially offset by a gain on sale of real estate, which combined decreased operating income by 1.1 percentage points ($269 million). Operating income margins of 25.3 percent in 2007 were positively impacted by 2.8 percentage points ($681 million) from the gain on sale of businesses and real estate, net of environmental liabilities, restructuring and other exit activities.

Interest Expense and Income:

(Millions)	2009	2008	2007
Interest expense	$219	$215	$210
Interest income	(37)	(105)	(132)
Total	$182	$110	$78

Interest Expense: Interest expense increased slightly in 2009, primarily due to higher average U.S. long-term debt balances largely offset by benefits from reduced short-term balances and lower interest rates. Interest expense increased slightly in 2008 compared to 2007, primarily related to higher average U.S. and international long-term debt balances, which were partially offset by lower short-term debt balances and interest rates.

Interest Income: Interest income declined in 2009 when compared to 2008, primarily due to lower yields on investments. Interest income was lower in 2008 compared to 2007, primarily due to lower interest rates, which were partially offset by higher average cash and cash equivalent balances.

Provision for Income Taxes:

(Percent of pre-tax income)	2009	2008	2007
Effective tax rate	30.0%	31.1%	32.1%

The effective tax rate for 2009 was 30.0 percent, compared with 31.1 percent in 2008, and 32.1 percent in 2007. In both 2009 and 2008, the Company’s tax rate primarily benefited from reduced international tax rates. Refer to Note 8 for additional information.

Noncontrolling Interest:

(Millions)	2009	2008	2007
Noncontrolling interest	$51	$60	$55

Net income attributable to noncontrolling interest represents the elimination of the income or loss attributable to non-3M ownership interests in 3M consolidated entities. The changes in noncontrolling interest amounts are primarily related to Sumitomo 3M Limited (Japan), which is 3M’s most significant consolidated entity with non-3M ownership interests. As discussed in Note 6, in the third quarter of 2009, 3M’s effective ownership in Sumitomo 3M Limited was reduced from 75 percent to 71.5 percent.

Currency Effects:

Currency Effects: 3M estimates that year-on-year currency effects, including hedging impacts, decreased net income attributable to 3M by approximately $220 million in 2009 and increased net income attributable to 3M by approximately $160 million in 2008 and $150 million in 2007. This estimate includes the effect of translating profits from local currencies into U.S. dollars; the impact of currency fluctuations on the transfer of goods between 3M operations in the United States and abroad; and transaction gains and losses, including derivative instruments designed to reduce foreign currency exchange rate risks and the negative impact of swapping Venezuelan bolivars into U.S. dollars. 3M estimates that year-on-year derivative and other transaction gains and losses had an immaterial impact in 2009, and increased net income attributable to 3M by approximately $40 million in 2008 and by approximately $10 million in 2007.

PERFORMANCE BY BUSINESS SEGMENT

Disclosures relating to 3M’s business segments are provided in Item 1, Business Segments. Financial information and other disclosures are provided in the Notes to the Consolidated Financial Statements. As discussed in Note 17 to the Consolidated Financial Statements, effective in the first quarter of 2009, 3M made certain business segment realignments, including both product moves between business segments and reporting changes related to revised U.S. performance measures. Segment information presented herein reflects the impact of these changes for all periods presented. The reportable segments are Industrial and Transportation; Health Care; Consumer and Office; Safety, Security and Protection Services; Display and Graphics; and Electro and Communications. Information related to 3M’s business segments is presented in the tables that follow. Local-currency sales change amounts are separated into organic local-currency sales (which include both organic volume impacts plus selling price impacts) and acquisition impacts. The divestiture impact, translation impact and total sales change are also provided for each segment.

As discussed in the preceding overview and results of operations section, the combination of restructuring actions, gains and losses on the sale of businesses, and other special items significantly impacted 2009, 2008 and 2007 results. The following tables summarize these special items by business segment.

	2009 Restructuring and Other Summary
(Millions)	Restructuring actions	Gain on sale of real estate	Total
Industrial and Transportation	$88	$—	$88
Health Care	20	—	20
Consumer and Office	13	—	13
Safety, Security and Protection Services	17	(15)	2
Display and Graphics	22	—	22
Electro and Communications	11	—	11
Corporate and Unallocated	38	—	38
Total operating income penalty (benefit)	$209	$(15)	$194

	2008 Restructuring and Other Summary
(Millions)	Restructuring actions	Exit activities	Loss on sale of businesses	Gain on sale of real estate	Total
Industrial and Transportation	$40	$26	$—	$—	$66
Health Care	51	9	—	—	60
Consumer and Office	18	—	—	—	18
Safety, Security and Protection Services	12	3	23	—	38
Display and Graphics	24	18	—	—	42
Electro and Communications	7	—	—	—	7
Corporate and Unallocated	77	2	—	(41)	38
Total operating income penalty (benefit)	$229	$58	$23	$(41)	$269

	2007 Gain on Sale, Restructuring and Other Summary
(Millions)	Gain on sale of businesses	Environmental liabilities	Restructuring and exit activities	Gain on sale of real estate	Total
Industrial and Transportation	$—	$—	$9	$—	$9
Health Care:
Gain on sale of pharmaceuticals business	(781)	—	—	—	(781)
Restructuring actions and other	—	—	(10)	—	(10)
Consumer and Office	—	—	—	—	—
Safety, Security and Protection Services	—	—	29	—	29
Display and Graphics	(68)	—	17	—	(51)
Electro and Communications	—	—	41	—	41
Corporate and Unallocated	—	134	—	(52)	82
Total operating income penalty (benefit)	$(849)	$134	$86	$(52)	$(681)

Due to the significant changes in quarterly activity in both 2009 and 2008, including the impact of the economic downturn in the fourth-quarter of 2008, the following discusses both fourth-quarter and total year results in both 2009 and 2008 for each business segment.

Industrial and Transportation Business (30.8% of consolidated sales):

	2009	2008	2007
Sales (millions)	$7,116	$8,173	$7,639
Sales change analysis:
Organic local-currency sales (volume and price)	(12.6)%	0.4%	3.9%
Acquisitions	2.4	3.7	1.6
Local-currency sales	(10.2)%	4.1%	5.5%
Translation	(2.7)	2.9	3.7
Total sales change	(12.9)%	7.0%	9.2%

Operating income (millions)	$1,238	$1,548	$1,580
Percent change	(20.0)%	(2.0)%	12.3%
Percent of sales	17.4%	18.9%	20.7%

The Industrial and Transportation segment serves a broad range of markets, such as appliance, paper and packaging, food and beverage, electronics, automotive original equipment manufacturer (OEM) and automotive aftermarket (auto body shops and retail). Industrial and Transportation products include tapes, a wide variety of coated and non-woven abrasives, adhesives, specialty materials, filtration products, energy control products, closure systems for personal hygiene products, and components and products that are used in the manufacture, repair and maintenance of automotive, marine, aircraft and specialty vehicles.

Fourth quarter and year 2009 results:

Industrial and Transportation is a large and highly diversified set of businesses that, when taken together, correlate well with the overall economy. Early in 2009, the business saw significant sales declines that required swift and aggressive restructuring and cost reduction plans to offset the impact of lower volumes, including the impact of large inventory declines in the wholesale distribution channel. Inventories began to stabilize around mid-year 2009, and it now appears that inventory and point-of-sale levels in this channel are in reasonably good balance.

Sales in Industrial and Transportation rose 10 percent to $1.9 billion in the fourth quarter. Fourth quarter local-currency growth was 4.6 percent, which included organic volume growth of 3 percent. Fourth-quarter growth was led by the renewable energy business and the automotive OEM business. 3M also drove positive local-currency sales growth in industrial adhesives and tapes, automotive aftermarket and in Dyneon LLC, which supplies flouropolymers and elastomers into the oil, gas and transportation industries. Other businesses in this segment posted local-currency sales declines ranging from one to five percent in the fourth quarter. On a regional basis, growth was strongest in Latin America and in Asia Pacific.

The combination of positive sales volumes in the quarter, higher year-on-year factory production levels and improvements in cost structure resulted in operating income growth in the fourth quarter. This segment recorded net charges of $36 million related to restructuring actions and exit activities in the fourth quarter of 2008. Including these net charges, operating income in the fourth quarter of 2009 increased 86 percent to $397 million and operating income margins improved by 8.5 percentage points to 20.8 percent.

Full-year 2009 sales were $7.1 billion, down 12.9 percent in dollars and down 10.2 percent in local currency. Foreign currency impacts penalized sales for the year by 2.7 percent. Sales increased in the renewable energy and automotive aftermarket businesses, but sales decreased in the other businesses, impacted by end-market declines. This segment announced restructuring actions in 2009, along with plant shut-downs, furloughs and mandatory vacation across the operation. In 2009, this business segment recorded charges of $88 million related to restructuring actions, with this charge comprised of employee-related liabilities for severance and benefits of $83 million and fixed asset impairments of $5 million. Including these special items, 2009 operating income was $1.2 billion and operating income margins were 17.4 percent. This segment recorded $66 million related to restructuring and exit activities in 2008.

Industrial and Transportation continued to invest aggressively to accelerate its growth capability. For example, the renewable energy business recently opened a new large-scale high-tech manufacturing site in Singapore, and the industrial abrasives business opened a new state-of-the-art manufacturing site in North America. Recently, 3M Purification Inc. launched a high-quality disposable filtration system for the biopharmaceuticals industry. And finally, the automotive aftermarket business introduced the 3M™ Dirt Trap Protection System, which increases paint booth productivity and reduces daily maintenance costs in auto body repair shops.

Fourth quarter and year 2008 results:

2008 can be characterized as a tale of two distinct chapters for Industrial and Transportation. The first was January through October, characterized by outstanding top-and bottom-line growth across most of the portfolio; the second chapter was the combined months of November and December, when many large customers slowed their operations.

Among 3M’s business segments, Industrial and Transportation has been among those most affected by recent economic contractions, particularly in big industries such as automotive and electronics. With worldwide industrial production in decline, 3M’s Industrial and Transportation business had fourth quarter 2008 sales of $1.7 billion, an 11.2 percent decline compared to 2007. Local-currency sales were down 6.4 percent, including a positive 3.1 percent impact from acquisitions. Not all divisions within Industrial were impacted equally in the fourth quarter. Those that are heavily linked to automotive manufacturing, namely automotive OEM and Dyneon LLC, saw declines of more than 20 percent, as did businesses selling to the electronics industry, such as high-tech tapes and adhesives. Most other divisions experienced local-currency sales contractions of less than 10 percent in the fourth quarter, with the exception of the automotive aftermarket business, which posted positive local-currency sales growth. Geographically, fourth quarter 2008 local-currency sales were down in all regions, with the largest declines in the U.S. and Asia Pacific, followed by Europe. Local-currency sales were flat in Latin America. Operating income in the fourth quarter declined 42 percent to $214 million, which included net charges of $36 million for restructuring actions and exit activities.

Full-year 2008 sales were up 7 percent to $8.2 billion. Local-currency growth rates were strongest in the automotive aftermarket business. 3M also drove strong sales growth in two of its largest divisions, namely abrasives and industrial tapes and adhesives. Closure systems for personal hygiene products also showed good growth. Geographically, all major regions drove positive local-currency sales growth. Strong market penetration continued in emerging economies, especially the high growth countries of Brazil, Russia, India, China and Poland, where the business drove strong organic local-currency growth. Operating income declined, but increased after adjusting for $66 million in restructuring actions and exit activities (discussed further below). Strong operational discipline was the key to protecting the bottom line as full-year operating margins totaled 18.9 percent, with operating income margins at 19.7 percent after adjusting for restructuring and exit activities.

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

Industrial and Transportation continued to invest in innovative new products along with complementary gap-fill acquisitions, evidenced by the closing of eight acquisitions in 2008, with some of the larger acquisitions summarized as follows. In July 2008, 3M acquired K&H Surface Technologies Pty. Ltd., an Australian-based manufacturing company specializing in a range of repair products for the professional do-it-yourself automotive refinish markets. In August 2008, 3M acquired Polyfoam Products Inc., a structural adhesives company specializing in foam adhesives for tile roofing and other adhesive products for the building industry. In October 2008, 3M completed its acquisition of EMFI S.A. and SAPO S.A.S., manufacturers of polyurethane-based structural adhesives and sealants headquartered in Haguenau, France. In October 2008, 3M also completed its acquisition of Meguiar’s Inc., a 100-year-old business that manufactures the leading Meguiar’s brand of car care products for cleaning and protecting automotive surfaces, which is headquartered in Irvine, California.

Investment:

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

Health Care Business (18.6% of consolidated sales):

	2009	2008	2007
Sales (millions)	$4,294	$4,303	$3,980
Sales change analysis:
Organic local-currency sales (volume and price)	2.7%	5.0%	13.6%
Acquisitions	0.9	1.7	4.6
Local-currency sales	3.6%	6.7%	18.2%
Divestitures	—	(0.1)	(23.5)
Translation	(3.8)	1.5	4.2
Total sales change	(0.2)%	8.1%	(1.1)%

Operating income (millions)	$1,350	$1,175	$1,884
Percent change	14.9%	(37.6)%	2.0%
Percent of sales	31.4%	27.3%	47.4%

The Health Care segment serves markets that include medical clinics and hospitals, pharmaceuticals, dental and orthodontic practitioners, and health information systems. Products and services provided to these and other markets include medical and surgical supplies, skin health and infection prevention products, drug delivery systems, dental and orthodontic products, health information systems and anti-microbial solutions. As discussed in Note 2, 3M completed the sale of its global branded pharmaceuticals business in Europe in January 2007.

Fourth quarter and year 2009 results:

Fourth-quarter sales in Health Care were $1.1 billion, up nearly 11 percent in dollars and up 6 percent in local currency. Foreign exchange impacts added nearly 5 percent to fourth quarter sales. Sales increased in every business within health care, most notably infection prevention, skin and wound care and health information systems. The orthodontics business also showed a nice rebound in the fourth quarter. Geographically, sales grew in all major areas led by Canada, Latin America and Asia Pacific.

Fourth-quarter 2009 operating income increased to $375 million, or 32.7 percent of sales, with operating income growth driven by favorable product mix, good cost control and continued productivity efforts across the portfolio. Fourth quarter 2008 includes charges of $50 million for restructuring and exit activities.

For the full year, sales were $4.3 billion, up 3.6 percent in local currencies. This growth was broad-based, with positive contributions from nearly all businesses. Sales growth was led by the infection prevention and skin and wound care businesses, which provide a multitude of products that improve patient treatment outcomes and increase efficiency for health care providers. 3M also drove positive local-currency sales growth in the oral care business. On a geographic basis, sales growth rates were highest in Asia Pacific, Latin America and Canada.

Health Care recorded charges of $20 million related to restructuring actions in 2009, with this charge comprised of employee-related liabilities for severance and benefits. In 2008, this business segment recorded charges of $60 million related to restructuring and exit activities. Including these charges, full-year operating income in Health Care grew 15 percent to $1.35 billion, with operating income margins of 31.4 percent in 2009. 3M’s longer-term plan is to keep reinvesting in this business to drive higher growth, even if operating income margins at some point compress to the high-20’s.

In addition, the Health Care business invested in a number of areas to drive new products, accelerate growth and improve competitiveness. For example, 3M’s drug delivery systems business entered the large and growing dry-powder inhaler segment. In wound care, 3M strengthened its market leadership in clear wound dressings with new 3M™ Tegaderm™ dressings for IV sites and chronic wound care. The dental business launched a number of new products, including new decay-preventative sealants, curing lights and impression material systems. In health information systems, 3M continued to launch solutions for the new International Classification of Diseases (ICD-10) coding, inpatient/outpatient medical record coding, reimbursement and data connectivity. And finally, 3M opened or expanded major new R&D and manufacturing facilities around the world, including China, Singapore, India, Brazil and Dubai. These investments are critical to 3M’s growth acceleration plans around the globe.

Fourth quarter and year 2008 results:

In the fourth quarter of 2008, Health Care sales topped $1 billion, despite a nearly 7 percentage point penalty from currency translation. In local-currency terms, sales rose 4.3 percent, including 2.2 percent from acquisitions. 3M saw solid local-currency growth in the medical products area, specifically in core infection prevention and skin and wound care products. Geographically, the U.S. and Asia Pacific led sales growth. Operating income margins of 24.0 percent in the fourth quarter of 2008 were the highest in the Company, which includes the impact of $50 million in restructuring and exit activity charges that reduced operating income margins by 4.9 percentage points.

For full-year 2008, Health Care’s results were strong, with sales increasing 8.1 percent to $4.3 billion and operating income margins of 27.3 percent. 2008 includes the impact of $60 million in restructuring and exit activities that reduced operating income margins by 1.4 percentage points. As discussed further below, 2007 operating income results include significant gains from the sale of 3M’s pharmaceuticals business in January 2007, negatively impacting the 2008 versus 2007 year-on-year operating income comparison. Local-currency sales were up 6.7 percent, largely organic, but also included 1.7 percent from acquisitions. In 2008, 3M completed a number of important bolt-on acquisitions in Health Care, including TOP-Service, a German orthodontic technology and services company offering a digital lingual solution; Imtec, an Oklahoma-based manufacturer of dental implants and cone beam computed tomography; and Solumed, a Quebec-based developer and marketer of leading-edge medical products designed to prevent infections in operating rooms and hospitals. Full-year 2008 sales were led by strong increases in 3M’s medical, dental and orthodontics businesses. Sales grew in all geographies, led by strong gains in Asia Pacific and Latin America.

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

Health Care Business without Pharmaceuticals:

	2009	2008	2007
Sales (millions)	$4,294	$4,303	$3,980
Sales change analysis:
Organic local-currency sales (volume and price)	2.7%	5.0%	13.6%
Acquisitions	0.9	1.7	4.6
Local-currency sales	3.6%	6.7%	18.2%
Divestitures	—	(0.1)	—
Translation	(3.8)	1.5	4.2
Total sales change	(0.2)%	8.1%	22.4%

Operating income (millions)	$1,350	$1,175	$1,088
Percent change	14.9%	8.0%	34.4%
Percent of sales	31.4%	27.3%	27.3%

The following discussion provides information on 3M Health Care’s remaining businesses (without pharmaceuticals). Refer to the preceding section entitled “Health Care Business” for a discussion of sales change. Operating income changes for 2009 versus 2008 are also covered in the preceding section. In 2008 compared to 2007, operating income increased 8.0 percent to $1.175 billion, while operating income margins were maintained in excess of 27 percent. Operating income in 2008 included $60 million in restructuring actions and exit activity charges, primarily comprised of severance and related benefits, but also including $14 million in asset impairments. 2007 included $5 million in restructuring expenses, primarily severance and related benefits.

Pharmaceuticals Business:

	2009	2008	2007
Operating income (millions)	$—	$—	$796

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

Consumer and Office Business (15.0% of consolidated sales):

	2009	2008	2007
Sales (millions)	$3,471	$3,578	$3,494
Sales change analysis:
Organic local-currency sales (volume and price)	(3.1)	(0.8)%	4.0%
Acquisitions	2.6	1.8	0.9
Local-currency sales	(0.5)%	1.0%	4.9%
Translation	(2.5)	1.4	2.5
Total sales change	(3.0)%	2.4%	7.4%

Operating income (millions)	$748	$683	$710
Percent change	9.5%	(3.8)%	9.0%
Percent of sales	21.5%	19.1%	20.3%

The Consumer and Office segment serves markets that include consumer retail, office retail, home improvement, building maintenance and other markets. Products in this segment include office supply products, stationery products, construction and home improvement products (do-it-yourself), home care products, protective material products, certain consumer retail personal safety products, and consumer health care products.

Fourth quarter and year 2009 results:

Fourth-quarter 2009 sales were $887 million, up 11.4 percent in dollar terms and up 7.1 percent in local currencies. A number of businesses posted positive local-currency sales growth, including home care products, retail health care, and do-it-yourself and mass retail. Local-currency sales declined just slightly in the office products business as unemployment levels remain high and employers continue to act cautiously with respect to office supply purchases. Fourth-quarter operating income in Consumer and Office increased to $159 million, and operating income margins were 17.9 percent. Fourth-quarter 2008 includes $18 million in restructuring charges.

Consumer and Office has executed a bolt-on acquisition strategy over the past couple of years. Acquisitions contributed 3.7 percent to fourth quarter local-currency sales growth, largely related to two purchases. In December 2008, 3M purchased Futuro, a leading supplier of braces, supports and compression hosiery. In July 2009, 3M purchased ACE Products, one of the strong consumer health care brands, from Becton, Dickinson. These investments, combined with 3M’s own successful brands, provide critical mass in the retail drug store channel.

Consumer and Office has a long and successful history of growth in the United States via strong, category-defining brands and an emphasis on customer relationships. 3M is leveraging this success outside the United States as well. Fourth-quarter sales rose more than 20 percent in Latin America, 14 percent in Asia Pacific and 8 percent in Europe. Operating income rose in all geographic regions as well.

For the full year 2009, sales declined 3 percent to $3.5 billion, which was largely due to currency. Operating income margins were at 21.5 percent for the year, up over 2 percentage points versus 2008. In 2009, this business segment recorded charges of $13 million related to restructuring actions, with this charge comprised of employee-related liabilities for severance and benefits. 2008 includes $18 million in restructuring charges.

Fourth quarter and year 2008 results:

In the fourth quarter of 2008, Consumer and Office sales declined 9.6 percent to $796 million. Local currency sales were down 5 percent and currency impacts reduced sales by just under 5 percentage points. U.S. sales declined by 10 percent, heavily impacted by the slump in U.S. consumer retail spending levels. More than 50 percent of sales in Consumer and Office are generated within the United States. By far the biggest contributor to this decline was the retail and wholesale office channel. The combination of massive office worker layoffs, coupled with across-the-board declines in office retail foot traffic, had a dramatic and negative impact on sales. 3M businesses serving other U.S. retail channels performed well in the fourth quarter despite the tough economic environment. This business posted positive local-currency sales for its home care products, such as Scotch-Brite® Scrub Sponges, and for its do-it-yourself retail channel. Elsewhere around the globe, 3M’s Consumer and Office business drove positive local-currency sales growth in both Latin America and Asia Pacific, but overall growth was muted by declines in Europe. Worldwide operating income declined in the fourth quarter, including the impact of $18 million in restructuring charges, which contributed 11.1 percentage points of this 35.7 percent decline.

For total year 2008, Consumer and Office sales grew 2.4 percent. This business has successfully created new products and designed new programs and planograms with their large U.S. customers in order to mitigate what is a very tough end-market situation. Sales growth was led by home care and do-it-yourself products. Acquisitions, primarily the do-it-yourself retail market portion of 3M’s Aearo business, contributed 1.8 percentage points to sales growth. Operating income declined 3.8 percent and margins were in excess of 19 percent, a strong return considering the slow U.S. market environment and a synchronized slowdown in growth across most other areas of the world. Geographically, sales growth was led by Asia Pacific and Latin America. Operating income was negatively impacted by the $18 million in restructuring charges discussed in the preceding paragraph.

Safety, Security and Protection Services Business (13.8% of consolidated sales):

	2009	2008	2007
Sales (millions)	$3,180	$3,450	$2,944
Sales change analysis:
Organic local-currency sales (volume and price)	(5.4)	4.1	3.1
Acquisitions	2.7	13.0	7.6
Local-currency sales	(2.7)%	17.1%	10.7%
Divestitures	(0.9)	(1.8)	—
Translation	(4.2)	1.9	4.5
Total sales change	(7.8)%	17.2%	15.2%

Operating income (millions)	$745	$710	$583
Percent change	5.0%	21.7%	8.4%
Percent of sales	23.4%	20.6%	19.8%

The Safety, Security and Protection Services segment serves a broad range of markets that increase the safety, security and productivity of workers, facilities and systems. Major product offerings include personal protection products, safety and security products (including border and civil security solutions), cleaning and protection products for commercial establishments, track and trace solutions, and roofing granules for asphalt shingles. In the second quarter of 2008, 3M completed the sale of its HighJump Software business which provided supply chain execution software solutions. 3M’s Track and Trace Solutions utilize radio frequency identification (RFID) technology to provide a growing array of solutions — from library patron self-checkout systems to tracking packages.

Fourth quarter and year 2009 results:

In Safety, Security and Protection Services, sales grew 13.5 percent in the fourth quarter, or 7.9 percent in local currency. Foreign exchange impacts added 5.6 percent to fourth quarter sales. Sales growth in the quarter was largely driven by the personal protection business. In May of 2009, 3M began to see a surge in orders for respirators approved for use in defending against the H1N1 virus. Since that time, demand has continued to exceed available supply. 3M recently approved respirator capacity investments in both Singapore and in the United States.

Elsewhere within this segment, local-currency sales growth was slightly positive in the building and commercial services business, driven by a number of new product introductions, but all other businesses posted lower year-on-year sales. In particular, 3M saw more than 10 percent local-currency sales declines in its industrial-oriented corrosion protection products business, and in businesses linked closely to residential construction, such as roofing granules.

Fourth-quarter operating income increased to $201 million, with operating income margins at 24.3 percent. Fourth quarter 2008 included $12 million in restructuring expenses.

Full-year 2009 sales in Safety, Security and Protection Services totaled $3.2 billion, down 7.8 percent in dollar-terms and 2.7 percent in local currencies. 3M drove positive local-currency growth in personal protection products, but all other businesses posted declines for the full year. The global economic downturn negatively impacted the industrial and construction-related businesses within this segment.

Despite the near 8 percent sales decline for the year, operating income margins rose to 23.4 percent. In 2009, this business segment recorded charges of $17 million related to restructuring actions, comprised of employee-related liabilities for severance and benefits. This charge was partially offset by a gain of $15 million related to the sale of 3M’s New Jersey roofing granule facility. In the second quarter of 2008, 3M completed the sale of its HighJump Software business and recognized a pre-tax loss of $23 million. In addition, 3M recorded restructuring charges and exit activities that totaled $15 million in 2008.

In June 2009, 3M’s Security Systems Division was notified that the UK government decided to award its passport production to a competitor upon the expiration of 3M’s existing UK passport contract in October 2010. 3M remains confident in the future of this business, and the growth prospects remain strong. 3M continues to aggressively work to win additional contracts in other countries. Refer to “Critical Accounting Estimates” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional discussion.

Fourth quarter and year 2008 results:

In the fourth quarter of 2008, sales in this business rose 1.0 percent to $729 million. Local-currency sales increased 11.5 percent, driven by 3M’s 2008 acquisition of Aearo Technologies. Acquisitions contributed 14.4 percentage points of growth in the fourth quarter. On a geographic basis, sales for the quarter were strongest in the United States, followed by the Asia Pacific region. Operating income in the fourth quarter declined 10.5 percent, which included $12 million in restructuring expenses.

Full-year 2008 sales increased 17.2 percent. In local-currency terms, sales rose approximately 17 percent, comprised of 13 points from acquisitions and 2 points each from organic volumes and selling price increases. Sales growth was led by acquisitions, primarily Aearo, along with organic growth in personal protection solutions, cleaning and protection solutions for commercial buildings, and RFID solutions (Track and Trace). Aearo, acquired in April 2008, manufactures and sells personal protection and energy absorbing products. Aearo expanded 3M’s platform by adding hearing protection as well as eyewear and fall protection product lines to 3M’s existing line of respiratory products. In July 2008, 3M acquired Quest Technologies Inc., a manufacturer of environmental monitoring equipment, including noise, heat stress and vibration monitors. The sale of HighJump Software (discussed below) resulted in a 1.8 percentage point penalty to full-year sales. Worldwide operating income was up 21.7 percent to $710 million.

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

Display and Graphics Business (13.5% of consolidated sales):

	2009	2008	2007
Sales (millions)	$3,132	$3,268	$3,916
Sales change analysis:
Organic local-currency sales (volume and price)	(5.6)	(18.0)%	2.6%
Acquisitions	2.8	0.1	0.1
Local-currency sales	(2.8)%	(17.9)%	2.7%
Divestitures	—	(0.3)	(0.4)
Translation	(1.4)	1.6	1.9
Total sales change	(4.2)%	(16.6)%	4.2%

Operating income (millions)	$590	$583	$1,166
Percent change	1.3%	(50.0)%	11.3%
Percent of sales	18.8%	17.8%	29.8%

The Display and Graphics segment serves markets that include electronic display, traffic safety and commercial graphics. This segment includes optical film solutions for electronic displays; computer screen filters; reflective sheeting for transportation safety; commercial graphics systems; and projection systems, including mobile display technology and visual systems products. The optical film business provides films that serve numerous market segments of the electronic display industry. 3M provides distinct products for five market segments, including products for: 1) LCD computer monitors 2) LCD televisions 3) handheld devices such as cellular phones 4) notebook PCs and 5) automotive displays. The optical business includes a number of different products that are protected by various patents and groups of patents. These patents provide varying levels of exclusivity to 3M for a number of such products. As some of 3M’s optical film patents begin to expire in the next few years, 3M will likely see more competition in these products.  3M continues to innovate in the area of optical films and files patents on its new technology and products. 3M’s proprietary manufacturing technology and know-how also provide a competitive advantage to 3M independent of its patents.

Fourth quarter and year 2009 results:

Display and Graphics fourth quarter sales increased nearly 19 percent to $817 million. Sales grew 15.7 percent in local currencies, and foreign exchange impacts added just over 3 percentage points to the fourth quarter growth rate. Operating income increased to $141 million. Operating income in the fourth quarter of 2008 included net charges of $22 million for restructuring actions and exit activities.

Optical systems continued to grow in the fourth quarter, with sales up over 50 percent year-on-year. Innovation was the key driver, as 3M film technology effectively improves the energy efficiency of an LCD panel by over 30 percent and can greatly simplify its design. Sales of optical films began to accelerate in the second and third quarter of 2009, and even though fourth-quarter sales declined sequentially due to normal seasonal reductions, year-on-year growth rates were strong. Optical will remain intensely competitive going forward. 3M’s OEM customers continue to drive price reductions, and 3M will need to continue to respond with aggressive cost reduction and productivity in order to fund new products.

Fourth-quarter local-currency sales were up slightly in traffic safety systems, driven by the December 2008 acquisition of a finished license plate provider in France. Sales in the commercial graphics business were flat sequentially versus third-quarter and declined year-on-year as advertising spending remains soft.

For the full year, sales in Display and Graphics declined 4 percent to $3.1 billion, and operating income increased 1.3 percent to $590 million. Sales grew in traffic safety systems and optical systems, but declined in commercial graphics as the global recession significantly slowed spending on corporate advertising. In 2009, operating income margins were 18.8 percent, negatively impacted by 0.8 percentage points due to net restructuring charges of $22 million. This net aggregate charge included fixed asset impairments of $13 million and employee-related severance/benefits/other of $9 million, which is recorded net of adjustments to previously recorded restructuring charges. In 2008, restructuring charges and exit activities reduced operating income by $42 million.

Display and Graphics is working aggressively to accelerate longer-term growth possibilities for the business. For example, this segment formed a new architectural markets business to further 3M’s footprint in film solutions for interior surfaces and for energy efficient lighting solutions. Display and Graphics also formed a new mobile interactive solutions business to develop products that improve projection, personalization and privacy for mobile device users. In addition, this segment announced a unique optical film that enables 3D viewing on handheld devices without the need for 3D glasses. Finally, Display and Graphics is preparing to launch the third in a family of pocket projectors, the 3M™ MPro 150, which projects high-quality images up to 50 inches.

Fourth quarter and year 2008 results:

Results in this business were affected by end-market challenges in 3M’s optical films business. Demand for optical films slowed considerably in November and December of 2008 as TV, desktop monitor and notebook PC makers cancelled orders for large-size LCD panels due to weak holiday season sales, reflecting the global downturn in both consumer and corporate demand. For the fourth quarter, 3M posted sales of $687 million in Display and Graphics. Sales declined 28 percent, or about 8 percent excluding optical. Traffic safety systems posted local-currency sales growth of nearly 3 percent, as highway infrastructure projects around the world grew at a modest rate. Local-currency sales declined by 6.2 percent in 3M’s commercial graphics business and by 48 percent in optical systems. Operating income in the fourth quarter declined 80 percent, which included net charges of $22 million for restructuring and exit activities.

For the full year of 2008, sales declined 16.6 percent, driving operating income down 50 percent to $583 million. Operating margins were at 17.8 percent for 2008. 3M took aggressive action during 2008 to reduce its cost structure across all businesses within Display and Graphics with particular focus on the optical film business. Second-half 2008 restructuring charges and exit activities of $42 million reduced operating income for total year 2008. These expenses were comprised of severance/related benefits and asset impairments. In 2007, 3M recorded a gain on the sale of its Opticom Priority Control Systems and Canoga Traffic Detection businesses, which was partially offset by expenses related to restructuring and exit activities. These items on a combined basis benefited operating income by $51 million in 2007. In aggregate, these items contributed approximately 6 percentage points of this 50 percent operating income decline when comparing 2008 to 2007. In addition, the 2008 restructuring and exit activity charges reduced 2008 operating income margins by 1.3 percentage points, while the 2007 net benefit contributed 1.3 percentage points of the 29.8 percent operating income margin for 2007.

Electro and Communications Business (9.8% of consolidated sales):

	2009	2008	2007
Sales (millions)	$2,276	$2,835	$2,805
Sales change analysis:
Organic local-currency sales (volume and price)	(18.4)	(2.0)%	(0.5)%
Acquisitions	0.6	0.4	1.5
Local-currency sales	(17.8)%	(1.6)%	1.0%
Divestitures	(0.2)	—	—
Translation	(1.7)	2.7	3.0
Total sales change	(19.7)%	1.1%	4.0%

Operating income (millions)	$322	$540	$501
Percent change	(40.4)%	7.9%	19.3%
Percent of sales	14.2%	19.1%	17.8%

The Electro and Communications segment serves the electrical, electronics and communications industries, including electrical utilities; electrical construction, maintenance and repair; original equipment manufacturer (OEM) electrical and electronics; computers and peripherals; consumer electronics; telecommunications central office, outside plant and enterprise; as well as aerospace, military, automotive and medical markets; with products that enable the efficient transmission of electrical power and speed the delivery of information. Products include electronic and interconnect solutions, micro interconnect systems, high-performance fluids, high-temperature and display tapes, telecommunications products, electrical products, and touch screens and touch monitors.

Fourth quarter and year 2009 results:

Electro and Communications continued to gather momentum in the fourth quarter of 2009. Fourth-quarter sales increased 1.7 percent sequentially, and were also up 4.6 percent year on-year. Local-currency sales were up 1.4 percent year-on-year, led by businesses that supply the consumer electronics and semiconductor industries. 3M’s infrastructure-related businesses in telecommunications and commercial construction remained challenging in the fourth quarter.

Electro and Communications posted year-on-year operating income improvement in the fourth quarter, with operating income margins approaching 19 percent for the second consecutive quarter. The fourth quarter of 2008 included $7 million in restructuring expenses. Electro and Communications is driving operational efficiencies in the business to offset what has been an extremely challenging global business environment.

Sales for the full-year 2009 were $2.3 billion, down 19.7 percent, with local-currency sales declining 17.8 percent, foreign currency translation reducing sales by 1.7 percent, and divestitures reducing sales by 0.2 percent. The global economic downturn weighed heavily on all businesses, particularly telecom infrastructure, commercial construction and utilities. Operating income for the year was $322 million, with operating income margins of 14.2 percent. Operating income in 2009 included charges of $11 million related to restructuring actions, with this charge comprised of employee-related liabilities for severance and benefits. Operating income in 2008 was impacted by $7 million in restructuring expenses

In Electro and Communications, 3M was encouraged by the fourth quarter sales improvement and the progress in streamlining the cost structure of the business in 2009. In addition, this business has recently developed and introduced a number of new products, including solutions for touch-enabled mobile handheld devices and smart phones. Other recent product launches include electrically conductive optically clear adhesives, wafer handling systems for semiconductor manufacturing, a new line of voltage terminations and splices and new closures and cross-connect blocks for telecom appliances.

Fourth quarter and year 2008 results:

This business serves a number of end-markets, the most important being consumer electronics and telecommunications, along with the global power utility industry. In the fourth quarter of 2008, the weak holiday season experienced by the consumer electronics retailers had a large and negative impact on sales in this business. Likewise the global telecommunications sector continued to cut capital spending on new capacity and on upgrades of existing equipment. 3M had a large number of equipment orders cancelled during the fourth quarter of 2008. As a result of this end-market contraction, sales in Electro and Communications declined by 15 percent in the fourth quarter. Sales in local currency decreased about 12 percent, and currency impacts hurt sales by about 3 percentage points. Operating income declined 38 percent, which included $7 million in restructuring expenses.

For the full-year 2008, sales in Electro and Communications increased 1 percent to $2.8 billion, while operating income increased 8 percent to $540 million. Operating margins were at 19 percent. The Electrical Markets and Electronic Markets Materials businesses drove growth. The Communications Markets and Electronics Solutions businesses remained soft. 3M also continued to experience declines in the flexible circuits business where a number of product solutions were going end-of-life. Operating income in 2008 was impacted by $7 million in restructuring expenses, while 2007 included $18 million in restructuring expenses, primarily for asset impairment charges related to the Company’s decision to close a facility in Wisconsin, and $23 million for employee reductions and fixed asset impairments related to the consolidation of certain flexible circuit manufacturing operations. In aggregate, these items contributed 6.7 percentage points of the reported 7.9 percent operating income growth when comparing 2008 to the 2007.

PERFORMANCE BY GEOGRAPHIC AREA

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

Financial information related to 3M operations in various geographic areas is provided in Note 18. Operating income results by geographic area were significantly impacted by restructuring and other items. In 2009, restructuring actions, partially offset by a gain on sales of real estate, decreased worldwide operating income by $194 million, with the largest impact in Europe, Asia Pacific and the United States. In 2008, restructuring actions, exit activities and a loss on sale of businesses, which were partially offset by a gain on sale of real estate, decreased worldwide operating income by $269 million, with the largest impact in the United States and Europe. In 2007, the gain on sale of businesses and a gain on sale of real estate, net of restructuring and other items, increased worldwide operating income by $681 million, with the largest impact in Europe.

A summary of key information and discussion related to 3M’s geographic areas follow:

	2009
	United States	Asia Pacific	Europe, Middle East and Africa	Latin America/ Canada	Other Unallocated	Worldwide
Net sales (millions)	$8,509	$6,120	$5,972	$2,516	$6	$23,123
% of worldwide sales	36.8%	26.5%	25.8%	10.9%	—	100.0%
Components of net sales change:
Volume — organic	(11.9)	(3.4)%	(11.9)%	(10.0)%	—	(9.5)%
Price	2.5	(1.9)	1.9	8.6	—	1.8
Organic local-currency sales	(9.4)	(5.3)	(10.0)	(1.4)	—	(7.7)
Acquisitions	2.4	0.5	3.5	1.4	—	2.1
Local-currency sales	(7.0)	(4.8)	(6.5)	—	—	(5.6)
Divestitures	(0.3)	—	(0.1)	—	—	(0.1)
Translation	—	0.1	(7.4)	(7.6)	—	(2.8)
Total sales change	(7.3)	(4.7)%	(14.0)%	(7.6)%	—	(8.5)%

Operating income (millions)	$1,640	$1,528	$1,003	$631	$12	$4,814
Percent change	3.9%	(8.1)%	(22.5)%	(9.1)%	—	(7.7)%

For total year 2009, as shown in the preceding table, all major geographic areas showed sales declines; however, year-on-year sales growth improved each quarter throughout the year. In the fourth quarter of 2009, sales growth of 11.1 percent was broad-based. Every major geographic region expanded sales, with strong performances in Asia Pacific at 22 percent and Latin America and Canada each at 19 percent. With respect to organic volume, Asia Pacific led the way at nearly 19 percent for the fourth quarter. Korea, China and Taiwan posted the most significant increases, driven by a combination of improved local demand along with the pickup in global electronics. Organic volumes were flat to slightly down in other geographic regions, which is an improvement versus the levels of decline seen in the first three quarters of 2009. For 2009, international operations represented approximately 63 percent of 3M’s sales.

	2008
	United States	Asia Pacific	Europe, Middle East and Africa	Latin America/ Canada	Other Unallocated	Worldwide
Net sales (millions)	$9,179	$6,423	$6,941	$2,723	$3	$25,269
% of worldwide sales	36.3%	25.4%	27.5%	10.8%	—	100.0%
Components of net sales change:
Volume — organic	(5.0)%	(3.6)%	(1.5)%	7.4%	—	(2.4)%
Price	2.4	(3.1)	1.1	2.2	—	0.5
Organic local-currency sales	(2.6)	(6.7)	(0.4)	9.6	—	(1.9)
Acquisitions	5.3	0.8	3.2	3.2	—	3.3
Local-currency sales	2.7	(5.9)	2.8	12.8	—	1.4
Divestitures	(0.6)	—	(0.1)	(0.1)	—	(0.3)
Translation	—	3.2	4.0	2.4	—	2.2
Total sales change	2.1%	(2.7)%	6.7%	15.1%	—	3.3%

Operating income (millions)	$1,578	$1,662	$1,294	$693	$(9)	$5,218
Percent change	(16.7)%	(19.4)%	(20.4)%	12.6%	—%	(15.7)%

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

Geographic Area Supplemental Information

	Employees as of December 31,			Capital Spending			Property, Plant and Equipment - net
(Millions, except Employees)	2009	2008	2007	2009	2008	2007	2009	2008

United States	31,513	33,662	34,138	$464	$780	$841	$3,809	$3,901
Asia Pacific	13,834	13,960	12,970	215	338	299	1,366	1,304
Europe, Middle East and Africa	17,743	19,185	17,675	162	253	203	1,318	1,263
Latin America and Canada	11,745	12,376	11,456	62	100	79	507	418
Total Company	74,835	79,183	76,239	$903	$1,471	$1,422	$7,000	$6,886

Employment:

At December 31, 2009, employment declined by 4,348 positions since year-end 2008, largely driven by restructuring actions taken in the fourth quarter of 2008 through the third quarter of 2009. At December 31, 2008, employment increased by approximately 2,900 positions since year-end 2007, with acquisitions during 2008 adding approximately 3,700 positions as of December 31, 2008. In 2008, 3M added employees in Brazil, India, Russia, China and Poland, where total sales increased more than 15 percent. These increases were offset by reductions in employment in 2008 for a portion of the job eliminations that were announced in connection with restructuring and exit activities.

Capital Spending/Net Property, Plant and Equipment:

The bulk of 3M capital spending historically has been in the United States, resulting in higher net property, plant and equipment balances in the United States. The Company is striving to more closely align its manufacturing and sourcing with geographic market sales, and because approximately 63 percent of sales are outside the United States, this would increase production outside the United States, helping to improve customer service and reduce working capital requirements. The dollar amounts in the preceding table support this trend, as international capital spending as a percent of worldwide capital spending increased from 41 percent in 2007 to 49 percent in 2009. Capital expenditures were $903 million in 2009, compared to $1.471 billion in 2008 and $1.422 billion in 2007. In response to global economic conditions, the Company reduced its capital spending significantly in 2009. A substantial amount of the 2009 spending was carryover from 2008 or for tooling needed for new products and continued operations. The Company expects 2010 capital spending to be approximately $1 billion as 3M continues to fund growth opportunities around the world.

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

Pension and Postretirement Obligations:

3M has various company-sponsored retirement plans covering substantially all U.S. employees and many employees outside the United States. The Company accounts for its defined benefit pension and postretirement health care and life insurance benefit plans in accordance with Accounting Standard Codification (ASC) 715, Compensation — Retirement Benefits,  in measuring plan assets and benefit obligations and in determining the amount of net periodic benefit cost. ASC 715 requires employers to recognize the underfunded or overfunded status of a defined benefit pension or postretirement plan as an asset or liability in its statement of financial position and recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income, which is a component of stockholders’ equity.

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

The Company determines the discount rate used to measure plan liabilities as of the December 31 measurement date for the U.S. pension and postretirement benefit plans. The discount rate reflects the current rate at which the associated liabilities could be effectively settled at the end of the year. The Company sets its rate to reflect the yield of a portfolio of high quality, fixed-income debt instruments that would produce cash flows sufficient in timing and amount to settle projected future benefits. Using this methodology, the Company determined a discount rate of 5.77% for U.S. pension and 5.62% for U.S. postretirement to be appropriate as of December 31, 2009, which is a decrease from the 6.14% rate used as of December 31, 2008. For the international pension and postretirement plans the discount rates also reflect the current rate at which the associated liabilities could be effectively settled at the end of the year. The weighted average discount rate for international pension plans as of December 31, 2009 was 5.30%, a decrease from the 5.53% rate used as of December 31, 2008.

A significant element in determining the Company’s pension expense in accordance with ASC 715, is the expected return on plan assets, which is based on historical results for similar allocations among asset classes. For the U.S. pension plan, the expected long-term rate of return on an annualized basis for 2010 is 8.50%, the same as 2009. Refer to Note 11 for information on how the 2010 rate was determined. Return on assets assumptions for international pension and other post-retirement benefit plans are calculated on a plan-by-plan basis using plan asset allocations and expected long-term rate of return assumptions. The weighted average expected return for the international pension plan is 6.89% for 2010, comparable to the weighted average expected return of 6.86% for 2009.

For the year ended December 31, 2009, the Company recognized total consolidated pre-tax pension expense (after settlements, curtailments and special termination benefits) of $176 million, up from $89 million in 2008. Pension expense (before settlements, curtailments and special termination benefits) is anticipated to increase to approximately $300 million in 2010. For the pension plans, holding all other factors constant, an increase/decrease in the expected long-term rate of return on plan assets of 0.25 of a percentage point would decrease/increase 2010 pension expense by approximately $27 million for U.S. pension plans and approximately $10 million for international pension plans. Also, holding all other factors constant, an increase/decrease in the discount rate used to measure plan liabilities of 0.25 of a percentage point would decrease/increase 2010 pension expense by approximately $33 million for U.S. pension plans and approximately $17 million for international pension plans. See Note 11 for details of the impact of a one percentage point change in assumed health care trend rates on the postretirement health care benefit expense and obligation.

Asset Impairments:

As of December 31, 2009, net property, plant and equipment totaled $7.0 billion and net identifiable intangible assets totaled $1.3 billion. Management makes estimates and assumptions in preparing the consolidated financial statements for which actual results will emerge over long periods of time. This includes the recoverability of long-lived assets employed in the business, including assets of acquired businesses. These estimates and assumptions are closely monitored by management and periodically adjusted as circumstances warrant. For instance, expected asset lives may be shortened or an impairment recorded based on a change in the expected use of the asset or performance of the related asset group. Impairments recorded in 2009, 2008 and 2007 related to restructuring actions and other exit activities are discussed in Note 4.

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

3M goodwill totaled approximately $5.8 billion as of December 31, 2009, which, based on impairment testing, is not impaired. Impairment testing for goodwill is done at a reporting unit level, with all goodwill assigned to a reporting unit. Reporting units are one level below the business segment level (3M has six business segments at December 31, 2009), but can be combined when reporting units within the same segment have similar economic characteristics. At 3M, reporting units generally correspond to a division. As of December 31, 2009, 3M did not combine any of its reporting units for impairment testing.

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

As of December 31, 2009, 3M had 37 primary reporting units, with eight reporting units accounting for approximately 75 percent of the goodwill. These eight reporting units were comprised of the following divisions: 3M Purification Inc., Occupational Health and Environmental Safety, Optical Systems, 3M ESPE, Communication Markets, Industrial Adhesives and Tapes, Security Systems, and Health Information Systems.

The fair values for the majority of reporting units were in excess of carrying value by more than 30 percent. The fair values for 3M Purification Inc., Optical Systems and Security Systems, based on fourth quarter 2009 testing, were in excess of carrying value by approximately 15 percent to 30 percent, with no impairment indicated. As part of its annual impairment testing in the fourth quarter, 3M used a weighted-average discounted cash flow analysis for its 3M Purification Inc., Optical Systems and Security Systems divisions, using projected cash flows that were weighted based on different sales growth and terminal value assumptions, among other factors. The weighting was based on management’s estimates of the likelihood of each scenario occurring.

In 2009, for those reporting units whose fair value was in excess of carrying value by more than 30 percent, 3M primarily used an industry price-earnings ratio approach, but also used a discounted cash flows approach for certain reporting units. In 2008, 3M adjusted the stated applicable industry price-earnings ratio downward for its annual test in the fourth quarter, unlike prior years when no adjustment was required. Without this adjustment, the addition of each reporting unit’s estimated market values would have been significantly in excess of 3M’s total Company market value, which would have resulted in an unusually high implied control premium. The control premium is defined as the sum of the individual reporting units estimated market values compared to 3M’s total Company market value, with the sum of the individual values typically being larger than the value for the total Company. For example, at year-end 2008, 3M’s market value was approximately $40 billion, but if each reporting unit was sold individually, 3M’s value would be approximately $52 billion using a 30 percent control premium. 3M factored down its price/earnings ratio significantly for the respective reporting units to approximate what the price/earnings ratio would be at a more normal historical control premium of approximately 30 percent for the total Company. Even after including this adjustment to the price-earnings ratio, no goodwill impairment was indicated for any of the reporting units in 2008. In the fourth quarter of 2009, 3M’s estimated control premium ranged from 15 to 30 percent, with no adjustment required to the price/earnings ratios. Based on its annual test in the fourth quarter of 2009, no goodwill impairment was indicated for any of the reporting units. In addition, 3M’s market value at December 31, 2009 of approximately $59 billion is significantly in excess of its equity of approximately $13 billion.

Factors which could result in future impairment charges, among others, include changes in worldwide economic conditions, changes in competitive conditions and customer preferences, and fluctuations in foreign currency exchange rates. These risk factors are discussed in Item 1A, “Risk Factors”, of this document. As of December 31, 2009, 3M had approximately $1 billion of goodwill related to 3M Purification Inc., $800 million related to Optical Systems, and $200 million of goodwill associated with the Security Systems Division. If future non-cash impairment charges are taken, 3M would expect that only a portion of the long-lived assets or goodwill would be impaired. 3M will continue to monitor its reporting units in 2010 for any triggering events or other indicators of impairment.

Income Taxes:

The extent of 3M’s operations involves dealing with uncertainties and judgments in the application of complex tax regulations in a multitude of jurisdictions. The final taxes paid are dependent upon many factors, including negotiations with taxing authorities in various jurisdictions and resolution of disputes arising from federal, state, and international tax audits. The Company recognizes potential liabilities and records tax liabilities for anticipated tax audit issues in the United States and other tax jurisdictions based on its estimate of whether, and the extent to which, additional taxes will be due. As of January 1, 2007, the Company follows guidance provided by ASC 740, Income Taxes, regarding uncertainty in income taxes, to record these liabilities (refer to Note 8 for additional information). The Company adjusts these reserves in light of changing facts and circumstances; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the Company’s current estimate of the tax liabilities. If the Company’s estimate of tax liabilities proves to be less than the ultimate assessment, an additional charge to expense would result. If payment of these amounts ultimately proves to be less than the recorded amounts, the reversal of the liabilities would result in tax benefits being recognized in the period when the Company determines the liabilities are no longer necessary.

NEW ACCOUNTING PRONOUNCEMENTS

Information regarding new accounting pronouncements is included in Note 1 to the Consolidated Financial Statements.

FINANCIAL CONDITION AND LIQUIDITY

The strength of 3M’s capital structure and consistency of its cash flows provide 3M reliable access to capital markets. As indicated in the following table, at December 31, 2009, 3M had $4.6 billion of cash, cash equivalents, and marketable securities and $5.710 billion of debt. Debt included $5.097 billion of long-term debt, $522 million related to the current portion of long-term debt and other borrowings of $91 million. The current portion of long-term debt includes $350 million in Dealer Remarketable Securities, which ultimately mature in December 2010. While economic conditions remain uncertain, 3M is committed to managing its capital structure very carefully.

The Company generates significant ongoing cash flow. A portion of the increase in debt at year-end 2008 was the result of a strategy to build and maintain a cash buffer in the U.S. given the difficult market environment at that point in time. Increases in long-term debt have been used to partially fund share repurchase activities and acquisitions. On April 1, 2008, 3M (Safety, Security and Protection Services Business) completed its acquisition of 100 percent of the outstanding shares of Aearo — a global leader in the personal protection industry that manufactures and markets personal protection and energy absorbing products — for approximately $1.2 billion, inclusive of debt assumed, which was immediately paid off.

At December 31
(Millions)	2009	2008	2007

Total Debt	$5,710	$6,718	$4,920
Less: Cash, cash equivalents and marketable securities	4,609	2,574	2,955
Net Debt	$1,101	$4,144	$1,965

Cash, cash equivalents and marketable securities at December 31, 2009 totaled approximately $4.6 billion, helped by cash flows from operating activities of $4.9 billion. The Company has sufficient liquidity to meet currently anticipated growth plans, including capital expenditures, working capital investments and acquisitions. The Company does not utilize derivative instruments linked to the Company’s stock. However, the Company does have contingently convertible debt that, if conditions for conversion are met, is convertible into shares of 3M common stock (refer to Note 10 in this document).

The Company’s financial condition and liquidity are strong. Various assets and liabilities, including cash and short-term debt, can fluctuate significantly from month to month depending on short-term liquidity needs. Working capital (defined as current assets minus current liabilities) totaled $5.898 billion at December 31, 2009, compared with $3.759 billion at December 31, 2008. Working capital increases were attributable to increases in cash and cash equivalents, short-term marketable securities and accounts receivable, while decreases in short-term debt, accrued income taxes and other current liabilities also increased working capital. This was partially offset by working capital increases attributable to increases in accounts payable and accrued payroll, combined with decreases in inventory and other current assets.

Primary short-term liquidity needs are met through U.S. commercial paper and euro commercial paper issuances. The Company maintains a commercial paper program that allows 3M to have a maximum of $3 billion outstanding with a maximum maturity of 397 days from date of issuance. As of December 31, 2009, 3M had no outstanding commercial paper, compared to $575 million in total commercial paper outstanding at December 31, 2008. The Company believes it is unlikely that its access to the commercial paper market will be restricted. Effective April 30, 2007, the Company has a $1.5-billion five-year credit facility, which has provisions for the Company to request an increase of the facility up to $2 billion (at the lenders’ discretion), and providing for up to $150 million in letters of credit. At December 31, 2009, available short-term committed lines of credit, including the preceding $1.5 billion five-year credit facility, totaled approximately $1.593 billion, of which approximately $145 million was utilized for letters of credit and other short-term borrowings in connection with normal business activities. Debt covenants do not restrict the payment of dividends.

The Company has a “well-known seasoned issuer” shelf registration statement, effective February 17, 2009, which registers an indeterminate amount of debt or equity securities for future sales. No securities have been issued under this shelf. The Company intends to use the proceeds from future securities sales off this shelf for general corporate purposes. In connection with a prior “well-known seasoned issuer” shelf registration, in June 2007 the Company established a $3 billion medium-term notes program. Three debt securities have been issued under this medium-term notes program. First, in December 2007, 3M issued a five-year, $500 million, fixed rate note with a coupon rate of 4.65%. Second, in August 2008, 3M issued a five-year, $850 million, fixed rate note with a coupon rate of 4.375%. Third, in October 2008, the Company issued a three-year $800 million, fixed rate note with a coupon rate of 4.50%. The Company entered into an interest rate swap to convert this $800 million note to a floating rate.

The Company has an AA- credit rating, with a stable outlook, from Standard & Poor’s and an Aa2 credit rating, with a stable outlook, from Moody’s Investors Service. At December 31, 2009, $350 million of Dealer Remarketable Securities had ratings triggers (BBB-/Baa3 or lower) that would require repayment of debt. In addition, under the $1.5-billion five-year credit facility agreement, 3M is required to maintain its EBITDA to Interest Ratio as of the end of each fiscal quarter at not less than 3.0 to 1. This is calculated (as defined in the agreement) as the ratio of consolidated total EBITDA for the four consecutive quarters then ended to total interest expense on all funded debt for the same period. At December 31, 2009, this ratio was approximately 27 to 1.

3M’s cash and cash equivalents balance at December 31, 2009 totaled $3.040 billion, with an additional $1.569 billion in current and long-term marketable securities. 3M’s strong balance sheet and liquidity provide the Company with significant flexibility to take advantage of numerous opportunities going forward. The Company will continue to invest in its operations to drive growth, including continual review of acquisition opportunities. 3M paid dividends of $1.431 billion in 2009, and has a long history of dividend increases. In February 2010, the Board of Directors increased the quarterly dividend on 3M common stock by 2.9 percent to 52.5 cents per share, equivalent to an annual dividend of $2.10 per share. In February 2007, 3M’s Board of Directors authorized a two-year share repurchase of up to $7.0 billion for the period from February 12, 2007 to February 28, 2009. In February 2009, 3M’s Board of Directors extended this share repurchase authorization until the remaining amount is fully utilized. At December 31, 2009, the Company has $2.6 billion remaining under this authorization.

In 2010, the Company expects to contribute in cash an amount in the range of $500 million to $700 million to its U.S. and international pension plans. The Company does not have a required minimum pension contribution obligation for its U.S. plans in 2010. Therefore, the amount of the anticipated discretionary contribution could vary significantly depending on the U.S. qualified plans’ funded status as of the 2010 measurement date and the anticipated tax deductibility of the contribution. Future contributions will also depend on market conditions, interest rates and other factors. 3M believes its strong cash flow and balance sheet will allow it to fund future pension needs without compromising growth opportunities.

The Company uses various working capital measures that place emphasis and focus on certain working capital assets and liabilities. These measures are not defined under U.S. generally accepted accounting principles and may not be computed the same as similarly titled measures used by other companies. One of the primary working capital measures 3M uses is a combined index, which includes accounts receivable, inventory and accounts payable. This combined index (defined as quarterly net sales — fourth quarter at year-end — multiplied by four, divided by ending net accounts receivable plus inventory less accounts payable) was 5.5 at December 31, 2009, a significant improvement from 4.5 at December 31, 2008. Receivables increased $55 million, or 1.7 percent, compared with December 31, 2008. Currency translation increased accounts receivable by $82 million year-on-year, as the U.S. dollar weakened in aggregate against a multitude of currencies. Inventories decreased $374 million, or 12.4 percent, compared with December 31, 2008. Currency translation increased inventories by $71 million year-on-year. Accounts payable increased $152 million compared with December 31, 2008. Currency translation increased accounts payable by $17 million year-on-year.

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

Cash Flows from Operating Activities:

Years ended December 31
(Millions)	2009	2008	2007

Net income including noncontrolling interest	$3,244	$3,520	$4,151
Depreciation and amortization	1,157	1,153	1,072
Company pension contributions	(659)	(421)	(376)
Company postretirement contributions	(133)	(53)	(3)
Company pension expense	176	89	190
Company postretirement expense	47	16	65
Stock-based compensation expense	217	202	228
Loss/(gain) from sale of businesses	—	23	(849)
Income taxes (deferred and accrued income taxes)	554	(44)	(34)
Excess tax benefits from stock-based compensation	(14)	(21)	(74)
Accounts receivable	55	197	(35)
Inventories	453	(127)	(54)
Accounts payable	109	(224)	(4)
Product and other insurance receivables and claims	64	153	158
Other — net	(329)	70	(189)
Net cash provided by operating activities	$4,941	$4,533	$4,246

Cash flows from operating activities can fluctuate significantly from period to period, as pension funding decisions, tax timing differences and other items can significantly impact cash flows. In the third quarter of 2009, the Company contributed $600 million to its U.S. defined benefit pension plan in shares of the Company’s common stock, which is considered a non-cash financing activity. This non-cash activity is not reflected in the operating or financing section of the cash flows.

In 2009, cash flows provided by operating activities increased $408 million compared to 2008. The main positive contribution to operating cash flows related to year-on-year working capital improvements of $771 million (which includes accounts receivable, inventories and accounts payable). In addition, lower cash tax payments in 2009 benefited cash flows. These positive contributions were partially offset by a decrease of $276 million in net income including noncontrolling interest. The category, “Other-net,” in the preceding table reflects changes in other asset and liability accounts. This includes the impact of cash outlays for restructuring payments, net of restructuring expenses, which on a combined basis reduced liabilities (Note 4). In addition, decreases in banked vacation accruals reduced liabilities.

In 2008, cash flows provided by operating activities increased $287 million. Net income including noncontrolling interest decreased $631 million, primarily due to gains from the sale of businesses in 2007 which did not repeat in 2008. Accounts receivable decreases benefited cash flows in 2008, but increases in inventories and decreases in accounts payable negatively impacted cash flows. The category “Other-net” in the preceding table reflects changes in other asset and liability accounts, including outstanding liabilities at December 31, 2008 related to 3M’s restructuring actions (Note 4).

Cash Flows from Investing Activities:

Years ended December 31
(Millions)	2009	2008	2007
Purchases of property, plant and equipment (PP&E)	$(903)	$(1,471)	$(1,422)
Proceeds from sale of PP&E and other assets	74	87	103
Acquisitions, net of cash acquired	(69)	(1,394)	(539)
Proceeds from sale of businesses	5	88	897
Purchases and proceeds from sale or maturities of marketable securities and investments — net	(839)	291	(406)
Net cash used in investing activities	$(1,732)	$(2,399)	$(1,367)

Investments in property, plant and equipment enable growth in diverse markets, helping to meet product demand and increasing manufacturing efficiency. In response to global economic conditions, the Company reduced its capital spending significantly in 2009. A substantial amount of the 2009 spending was carryover from 2008 or for tooling needed for new products and continued operations. The Company expects 2010 capital spending to be approximately $1 billion as 3M continues to fund growth opportunities around the world.

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

Refer to Note 2 for information on acquisitions. Note 2 also provides information on the proceeds from the sale of businesses. The Company is actively considering additional acquisitions, investments and strategic alliances, and from time to time may also divest certain businesses.

Purchases of marketable securities and investments and proceeds from sale (or maturities) of marketable securities and investments are primarily attributable to asset-backed securities, agency securities, corporate medium-term note securities and other securities, which are classified as available-for-sale. Interest rate risk and credit risk related to the underlying collateral may impact the value of investments in asset-backed securities, while factors such as general conditions in the overall credit market and the nature of the underlying collateral may affect the liquidity of investments in asset-backed securities. The coupon interest rates for asset-backed securities are either fixed rate or floating. Floating rate coupons reset monthly or quarterly based upon the corresponding monthly or quarterly LIBOR rate. Each individual floating rate security has a coupon based upon the respective LIBOR rate +/- an amount reflective of the credit risk of the issuer and the underlying collateral on the original issue date. Terms of the reset are unique to individual securities. Fixed rate coupons are established at the time the security is issued and are based upon a spread to a related maturity treasury bond. The spread against the treasury bond is reflective of the credit risk of the issuer and the underlying collateral on the original issue date. 3M does not currently expect risk related to its holdings in asset-backed securities to materially impact its financial condition or liquidity. Refer to Note 9 for more details about 3M’s diversified marketable securities portfolio, which totaled $1.569 billion as of December 31, 2009. In 2005, 3M purchased 19 percent of TI&M Beteiligungsgesellschaft mbH for approximately $55 million. In 2008 and 2007, the recovery of approximately $6 million and $25 million, respectively, reduced “Investments” and is shown in cash flows within “Proceeds from sale of marketable securities and investments.” This investment is discussed in more detail under the preceding section entitled Industrial and Transportation Business. Additional purchases of investments include additional survivor benefit insurance and equity investments.

Cash Flows from Financing Activities:

Years ended December 31
(Millions)	2009	2008	2007

Change in short-term debt — net	$(536)	$361	$(1,222)
Repayment of debt (maturities greater than 90 days)	(519)	(1,080)	(1,551)
Proceeds from debt (maturities greater than 90 days)	41	1,756	4,024
Total cash change in debt	$(1,014)	$1,037	$1,251
Purchases of treasury stock	(17)	(1,631)	(3,239)
Reissuances of treasury stock	431	289	796
Dividends paid to shareholders	(1,431)	(1,398)	(1,380)
Excess tax benefits from stock-based compensation	14	21	74
Distributions to noncontrolling interests and other — net	3	(84)	(20)
Net cash used in financing activities	$(2,014)	$(1,766)	$(2,518)

Total debt at December 31 2009, was $5.7 billion, compared to $6.7 billion at year-end 2008 and $4.9 billion at year-end 2007. As discussed earlier, a portion of the increase in debt at year-end 2008 was the result of a strategy to build and maintain a cash buffer in the U.S. given the difficult market environment at that point in time. Total debt was 30 percent of total capital (total capital is defined as debt plus equity), compared with 39 percent at year-end 2008 and 29 percent at year-end 2007. The net change in short-term debt is primarily due to commercial paper activity. In 2009, repayment of debt for maturities greater than 90 days includes a $400 million medium-term note that matured in November 2009 and also includes repayments of commercial paper. In 2008, the repayment of debt for maturities greater than 90 days primarily represents debt acquired upon the acquisition of Aearo that was immediately repaid and repayment of commercial paper with maturities greater than 90 days. In 2007, the repayment of debt for maturities greater than 90 days is primarily comprised of commercial paper repayments of approximately $1.15 billion and the November 2007 redemption of approximately $322 million in Convertible Notes. In 2008, proceeds from debt primarily include a five-year, $850 million, fixed rate note issued in August 2008 with a coupon rate of 4.375%, and a three-year, $800 million, fixed rate note issued in October 2008 with a coupon rate of 4.5% (refer to Note 10 for more information). In 2007, proceeds from debt included long-term debt and commercial paper issuances totaling approximately $4 billion.

Repurchases of common stock are made to support the Company’s stock-based employee compensation plans and for other corporate purposes. In February 2007, 3M’s Board of Directors authorized a two-year share repurchase of up to $7.0 billion for the period from February 12, 2007 to February 28, 2009. In 2009, the Company had no broker purchases of treasury stock. In 2008, the Company purchased $1.6 billion in shares. In 2007, the Company accelerated purchases of treasury stock when compared to prior years, buying back $3.2 billion in shares. In February 2009, 3M’s Board of Directors extended this share repurchase authorization until the remaining amount is fully utilized. As of December 31, 2009, approximately $2.6 billion remained available for repurchase. For more information, refer to the table titled “Issuer Purchases of Equity Securities” in Part II, Item 5.

Cash dividends paid to shareholders totaled $1.431 billion ($2.04 per share), $1.398 billion ($2.00 per share) in 2008 and $1.380 billion ($1.92 per share) in 2007. 3M has paid dividends since 1916. In February 2010, the Board of Directors increased the quarterly dividend on 3M common stock by 2.9 percent to 52.5 cents per share, equivalent to an annual dividend of $2.10 per share. This marked the 52nd consecutive year of dividend increases. Other cash flows from financing activities primarily include distributions to noncontrolling interests, excess tax benefits from stock-based compensation, changes in cash overdraft balances, and principal payments for capital leases.

Off-Balance Sheet Arrangements and Contractual Obligations:

As of December 31, 2009, the Company has not utilized special purpose entities to facilitate off-balance sheet financing arrangements. Refer to the section entitled “Warranties/Guarantees” in Note 14 for discussion of accrued product warranty liabilities and guarantees.

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

A summary of the Company’s significant contractual obligations as of December 31, 2009, follows:

Contractual Obligations

		Payments due by year
							After
(Millions)	Total	2010	2011	2012	2013	2014	2014
Long-term debt, including current portion (Note 10)	$5,619	$522	$923	$724	$849	$1,521	$1,080
Interest on long-term debt	2,071	202	199	176	150	114	1,230
Operating leases (Note 14)	448	125	95	76	38	23	91
Capital leases (Note 14)	128	16	18	18	18	18	40
Unconditional purchase obligations and other	913	596	150	68	49	40	10
Total contractual cash obligations	$9,179	$1,461	$1,385	$1,062	$1,104	$1,716	$2,451

The Company’s $350 million of Dealer Remarketable Securities (classified as current portion of long-term debt) were remarketed for one year in December 2009. Long-term debt payments due in 2010 include these $350 million of Dealer Remarketable Securities, which mature in December 2010, and $146 million of floating rate notes. The floating rate notes are classified as current portion of long-term debt as the result of put provisions associated with these debt instruments. Long-term debt payments due in 2011 include floating rate notes totaling $100 million as a result of put provisions. Additionally, payments due in 2012 include the $225 million carrying amount of Convertible Notes, as a result of put provisions that may or may not be exercised by note holders.

Unconditional purchase obligations are defined as an agreement to purchase goods or services that is enforceable and legally binding on the Company. Included in the unconditional purchase obligations category above are certain obligations related to take or pay contracts, capital commitments, service agreements and utilities. These estimates include both unconditional purchase obligations with terms in excess of one year and normal ongoing purchase obligations with terms of less than one year. Many of these commitments relate to take or pay contracts, in which 3M guarantees payment to ensure availability of products or services that are sold to customers. The Company expects to receive consideration (products or services) for these unconditional purchase obligations. Contractual capital commitments are included in the preceding table, but these commitments represent a small part of the Company’s expected capital spending in 2010 and beyond. The purchase obligation amounts do not represent the entire anticipated purchases in the future, but represent only those items for which the Company is contractually obligated. The majority of 3M’s products and services are purchased as needed, with no unconditional commitment. For this reason, these amounts will not provide a reliable indicator of the Company’s expected future cash outflows on a stand-alone basis.

Other obligations, included in the preceding table within the caption entitled “Unconditional purchase obligations and other,” include the current portion of the liability for uncertain tax positions under ASC 740. The Company is not able to reasonably estimate the timing of the long-term payments or the amount by which the liability will increase or decrease over time; therefore, the long-term portion of the net tax liability of $330 million is excluded from the preceding table. Refer to Note 8 for further details.

As discussed in Note 11, the Company does not have a required minimum pension contribution obligation for its U.S. plans in 2010 and Company contributions to its U.S. and international pension plans are expected to be largely discretionary in 2010 and future years; therefore, amounts related to these plans are not included in the preceding table.

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

A Monte Carlo simulation technique was used to test the Company’s exposure to changes in currency and interest rates and assess the risk of loss or benefit in after-tax earnings of financial instruments, derivatives and underlying exposures outstanding at December 31, 2009. The model (third-party bank dataset) used a 95 percent confidence level over a 12-month time horizon. The model used analyzed 17 currencies, interest rates related to two currencies, and five commodities, but does not purport to represent what actually will be experienced by the Company. This model does not include certain hedge transactions, because the Company believes their inclusion would not materially impact the results. Foreign exchange rate risk of loss or benefit decreased in 2009 primarily due to decreases in volatility during 2009, which is one of the key drivers in the valuation model. The following table summarizes the possible adverse and positive impacts to after-tax earnings related to these exposures.

	Adverse impact on		Positive impact on
	after-tax earnings		after-tax earnings
(Millions)	2009	2008	2009	2008
Foreign exchange rates	$(81)	$(108)	$91	$131
Interest rates	(11)	(5)	4	5
Commodity rates	(20)	(3)	13	—

The global exposures related to purchased components and materials are such that a 1 percent price change would result in a pre-tax cost or savings of approximately $50 million per year. The global energy exposure is such that a 10 percent price change would result in a pre-tax cost or savings of approximately $37 million per year. Derivative instruments are used to hedge approximately 1 percent of the purchased components and materials exposure and are used to hedge approximately 10 percent of this energy exposure.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The Company may also make forward-looking statements in other reports filed with the Securities and Exchange Commission, in materials delivered to shareholders and in press releases. In addition, the Company’s representatives may from time to time make oral forward-looking statements.

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

3M Company

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining an adequate system of internal control over financial reporting. Management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on the assessment, management concluded that, as of December 31, 2009, the Company’s internal control over financial reporting is effective.

The Company’s internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.

3M Company

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of 3M Company:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of 3M Company and its subsidiaries (the “Company”) at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in “Management’s Report on Internal Control Over Financial Reporting” in the accompanying index.  Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions in 2007.  Also as discussed in Note 1 to the consolidated financial statements, the Company retrospectively changed the manner in which it accounts for noncontrolling interests in consolidated subsidiaries and certain convertible debt instruments in 2009.

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

/s/ PricewaterhouseCoopers LLP

Minneapolis, Minnesota

February 16, 2010

Consolidated Statement of Income

3M Company and Subsidiaries

Years ended December 31

(Millions, except per share amounts)	2009	2008	2007
Net sales	$23,123	$25,269	$24,462
Operating expenses
Cost of sales	12,109	13,379	12,735
Selling, general and administrative expenses	4,907	5,245	5,015
Research, development and related expenses	1,293	1,404	1,368
(Gain)/loss from sale of businesses	—	23	(849)
Total operating expenses	18,309	20,051	18,269
Operating income	4,814	5,218	6,193

Interest expense and income
Interest expense	219	215	210
Interest income	(37)	(105)	(132)
Total interest expense (income)	182	110	78

Income before income taxes	4,632	5,108	6,115
Provision for income taxes	1,388	1,588	1,964
Net income including noncontrolling interest	$3,244	$3,520	$4,151

Less: Net income attributable to noncontrolling interest	51	60	55

Net income attributable to 3M	$3,193	$3,460	$4,096

Weighted average 3M common shares outstanding — basic	700.5	699.2	718.3
Earnings per share attributable to 3M common shareholders — basic	$4.56	$4.95	$5.70

Weighted average 3M common shares outstanding — diluted	706.7	707.2	732.0
Earnings per share attributable to 3M common shareholders — diluted	$4.52	$4.89	$5.60

Cash dividends paid per 3M common share	$2.04	$2.00	$1.92

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

Consolidated Balance Sheet

3M Company and Subsidiaries

At December 31

(Dollars in millions, except per share amount)	2009	2008
Assets
Current assets
Cash and cash equivalents	$3,040	$1,849
Marketable securities — current	744	373
Accounts receivable — net of allowances of $109 and $85	3,250	3,195
Inventories
Finished goods	1,255	1,505
Work in process	815	851
Raw materials and supplies	569	657
Total inventories	2,639	3,013
Other current assets	1,122	1,168
Total current assets	10,795	9,598
Marketable securities — non-current	825	352
Investments	103	111
Property, plant and equipment	19,440	18,812
Less: Accumulated depreciation	(12,440)	(11,926)
Property, plant and equipment — net	7,000	6,886
Goodwill	5,832	5,753
Intangible assets — net	1,342	1,398
Prepaid pension benefits	78	36
Other assets	1,275	1,659
Total assets	$27,250	$25,793

Liabilities
Current liabilities
Short-term borrowings and current portion of long-term debt	$613	$1,552
Accounts payable	1,453	1,301
Accrued payroll	680	644
Accrued income taxes	252	350
Other current liabilities	1,899	1,992
Total current liabilities	4,897	5,839

Long-term debt	5,097	5,166
Pension and postretirement benefits	2,227	2,847
Other liabilities	1,727	1,637
Total liabilities	$13,948	$15,489

Commitments and contingencies (Note 14)

Equity
3M Company shareholders’ equity:
Common stock, par value $.01 per share	$9	$9
Shares outstanding — 2009: 710,599,119
Shares outstanding — 2008: 693,543,287
Additional paid-in capital	3,153	3,006
Retained earnings	23,753	22,227
Treasury stock	(10,397)	(11,676)
Unearned compensation	—	(40)
Accumulated other comprehensive income (loss)	(3,754)	(3,646)
Total 3M Company shareholders’ equity	12,764	9,880
Noncontrolling interest	538	424
Total equity	$13,302	$10,304

Total liabilities and equity	$27,250	$25,793

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

Consolidated Statement of Changes in Equity and Comprehensive Income

3M Company and Subsidiaries

Years Ended December 31

Consolidated Statement of Changes in Equity

		3M Company Shareholders
(Millions)	Total	Common Stock and Additional Paid-in Capital	Retained Earnings	Treasury Stock	Unearned Compensation	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest
Balance at December 31, 2006*	$10,238	$2,493	$17,911	$(8,456)	$(115)	$(1,873)	$278

Net income including noncontrolling interest	4,151		4,096				55
Cumulative translation adjustment	548					532	16
Defined benefit pension and postretirement plans adjustment	610					614	(4)
Debt and equity securities — unrealized gain (loss)	(10)					(10)
Cash flow hedging instruments — unrealized gain (loss)	(10)					(10)
Total comprehensive income	5,289
Adjustment to initially apply guidance concerning uncertainty in income taxes	(1)		(1)
Dividends paid	(1,400)		(1,380)				(20)
Amortization of unearned compensation	36				36
Stock-based compensation, net of tax impacts	305	305
Reacquired stock	(3,237)			(3,237)
Issuances pursuant to stock option and benefit plans	829		(331)	1,160
Issuances pursuant to acquisitions	13			13
Balance at December 31, 2007	$12,072	$2,798	$20,295	$(10,520)	$(79)	$(747)	$325
Net income including noncontrolling interest	3,520		3,460				60
Cumulative translation adjustment	(806)					(888)	82
Defined benefit pension and postretirement plans adjustment	(2,092)					(2,072)	(20)
Debt and equity securities — unrealized gain (loss)	(11)					(11)
Cash flow hedging instruments — unrealized gain (loss)	72					72
Total comprehensive income	683
Dividends paid	(1,421)		(1,398)				(23)
Amortization of unearned compensation	39				39
Stock-based compensation, net of tax impacts	217	217
Reacquired stock	(1,603)			(1,603)
Issuances pursuant to stock option and benefit plans	317		(130)	447
Balance at December 31, 2008	$10,304	$3,015	$22,227	$(11,676)	$(40)	$(3,646)	$424

*                 Balances reflect the impact of retrospective application of new standards related to the accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) and noncontrolling interests in consolidated financial statements, as discussed in Note 1.

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

Consolidated Statement of Changes in Equity (continued)

		3M Company Shareholders
(Millions)	Total	Common Stock and Additional Paid-in Capital	Retained Earnings	Treasury Stock	Unearned Compensation	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest
Balance at December 31, 2008	$10,304	$3,015	$22,227	$(11,676)	$(40)	$(3,646)	$424

Net income including noncontrolling interest	3,244		3,193				51
Cumulative translation adjustment	273					286	(13)
Defined benefit pension and postretirement plans adjustment	(314)					(309)	(5)
Debt and equity securities — unrealized gain (loss)	10					10
Cash flow hedging instruments — unrealized gain (loss)	(80)					(80)
Total comprehensive income	3,133
Dividends paid	(1,431)		(1,431)				—
Transfer to noncontrolling interest	—	(66)				(15)	81
Amortization of unearned compensation	40				40
Stock-based compensation, net of tax impacts	213	213
Reacquired stock	(17)			(17)
Issuances pursuant to stock option and benefit plans	1,060		(236)	1,296
Balance at December 31, 2009	$13,302	$3,162	$23,753	$(10,397)	$—	$(3,754)	$538

Supplemental share information (Millions):	2009	2008	2007
Treasury stock
Beginning balance	250.5	234.9	209.7
Reacquired stock	0.2	21.4	39.7
Issuances pursuant to stock options and benefit plans	(17.3)	(5.8)	(14.3)
Issuances pursuant to acquisitions	—	—	(0.2)
Ending balance	233.4	250.5	234.9

Consolidated Statement of Comprehensive Income (Loss)

(Millions)	2009	2008	2007
Net income including noncontrolling interest	$3,244	$3,520	$4,151
Other comprehensive income, net of tax:
Cumulative translation adjustment	273	(806)	548
Defined benefit pension and postretirement plans adjustment	(314)	(2,092)	610
Debt and equity securities, unrealized gain (loss)	10	(11)	(10)
Cash flow hedging instruments, unrealized gain (loss)	(80)	72	(10)
Total other comprehensive income (loss), net of tax	(111)	(2,837)	1,138
Comprehensive income (loss) including noncontrolling interest	3,133	683	5,289
Comprehensive (income) loss attributable to noncontrolling interest	(33)	(122)	(67)
Comprehensive income (loss) attributable to 3M	$3,100	$561	$5,222

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

Consolidated Statement of Cash Flows

3M Company and Subsidiaries

Years ended December 31

(Millions)	2009	2008	2007
Cash Flows from Operating Activities
Net income including noncontrolling interest	$3,244	$3,520	$4,151
Adjustments to reconcile net income including noncontrolling interest to net cash provided by operating activities
Depreciation and amortization	1,157	1,153	1,072
Company pension and postretirement contributions	(792)	(474)	(379)
Company pension and postretirement expense	223	105	255
Stock-based compensation expense	217	202	228
(Gain)/loss from sale of businesses	—	23	(849)
Deferred income taxes	701	99	(217)
Excess tax benefits from stock-based compensation	(14)	(21)	(74)
Changes in assets and liabilities
Accounts receivable	55	197	(35)
Inventories	453	(127)	(54)
Accounts payable	109	(224)	(4)
Accrued income taxes (current and long-term)	(147)	(143)	183
Product and other insurance receivables and claims	64	153	158
Other — net	(329)	70	(189)
Net cash provided by operating activities	4,941	4,533	4,246

Cash Flows from Investing Activities
Purchases of property, plant and equipment (PP&E)	(903)	(1,471)	(1,422)
Proceeds from sale of PP&E and other assets	74	87	103
Acquisitions, net of cash acquired	(69)	(1,394)	(539)
Purchases of marketable securities and investments	(2,240)	(2,211)	(8,194)
Proceeds from sale of marketable securities and investments	718	1,810	6,902
Proceeds from maturities of marketable securities	683	692	886
Proceeds from sale of businesses	5	88	897
Net cash used in investing activities	(1,732)	(2,399)	(1,367)

Cash Flows from Financing Activities
Change in short-term debt — net	(536)	361	(1,222)
Repayment of debt (maturities greater than 90 days)	(519)	(1,080)	(1,551)
Proceeds from debt (maturities greater than 90 days)	41	1,756	4,024
Purchases of treasury stock	(17)	(1,631)	(3,239)
Reissuances of treasury stock	431	289	796
Dividends paid to shareholders	(1,431)	(1,398)	(1,380)
Distributions to noncontrolling interests	—	(23)	(20)
Excess tax benefits from stock-based compensation	14	21	74
Other — net	3	(61)	—
Net cash used in financing activities	(2,014)	(1,766)	(2,518)
Effect of exchange rate changes on cash and cash equivalents	(4)	(415)	88
Net increase/(decrease) in cash and cash equivalents	1,191	(47)	449
Cash and cash equivalents at beginning of year	1,849	1,896	1,447
Cash and cash equivalents at end of year	$3,040	$1,849	$1,896

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

Foreign currency translation: Local currencies generally are considered the functional currencies outside the United States. Assets and liabilities for operations in local-currency environments are translated at year-end exchange rates. Income and expense items are translated at average rates of exchange prevailing during the year. Cumulative translation adjustments are recorded as a component of accumulated other comprehensive income (loss) in shareholders’ equity.

The Company has a Venezuelan subsidiary with net sales and operating income representing less than one percent of 3M’s related consolidated financial statement amounts for 2009. Regulations in Venezuela require the purchase and sale of foreign currency to be made at an official rate of exchange that is fixed from time to time by the Venezuelan government. Certain laws in the country, however, provide an exemption for the purchase and sale of certain securities and have resulted in an indirect “parallel” market through which companies may obtain foreign currency without having to purchase it from Venezuela’s Commission for the Administration of Foreign Exchange (CADIVI). The average rate of exchange in the parallel market varies and is less favorable than the official rate. As of December 31, 2009, 3M began use of the parallel exchange rate for translation of the financial statements of its Venezuelan subsidiary. This change was based on a number of factors including 3M’s ability to convert currency in the parallel market, the limited release of funds from CADIVI for the payment of dividends by the Venezuelan subsidiary, and conclusion that 3M will or could use the parallel market for repatriation of capital or dividends. This change resulted in a decrease in accumulated other comprehensive income (cumulative translation adjustment) of approximately $55 million with a corresponding decrease in the translated assets and liabilities of 3M’s Venezuelan subsidiary at December 31, 2009. Additionally, 3M evaluates the highly inflationary status of Venezuela’s economy by considering both the Consumer Price Index (which largely is associated with the cities of Caracas and Maracaibo) and the National Consumer Price Index (developed commencing in 2008 and covering the entire country of Venezuela). Under Accounting Standards Codification (ASC) 830, Foreign Currency Matters, the reporting currency of a foreign entity’s parent is assumed to be that entity’s functional currency when the economic environment of a foreign entity is highly inflationary. Generally, an economy is considered highly inflationary when its cumulative inflation is approximately 100 percent or more for the three years that precede the beginning of a reporting period. The blended cumulative inflation rate exceeded 100 percent in November 2009. Accordingly, the financial statements of the Venezuelan subsidiary will be remeasured as if its functional currency were that of its parent beginning January 1, 2010. This remeasurement will decrease net sales of the Venezuelan subsidiary by approximately two-thirds in 2010 in comparison to 2009 (based on exchange rates as of December 31, 2009), but will not otherwise have a material impact on operating income and 3M’s consolidated results of operations.

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

Subsequent events: 3M has evaluated subsequent events through the date that the financial statements were issued, which was February 16, 2010, the date of 3M’s Annual Report on 10-K for the period ended December 31, 2009.

Cash and cash equivalents: Cash and cash equivalents consist of cash and temporary investments with maturities of three months or less when purchased.

Investments: Investments primarily include equity and cost method investments and real estate not used in the business. Available-for-sale investments are recorded at fair value. Unrealized gains and losses relating to investments classified as available-for-sale are recorded as a component of accumulated other comprehensive income (loss) in shareholders’ equity.

Other assets: Other assets include deferred income taxes, product and other insurance receivables, the cash surrender value of life insurance policies, and other long-term assets. Investments in life insurance are reported at the amount that could be realized under contract at the balance sheet date, with any changes in cash surrender value or contract value during the period accounted for as an adjustment of premiums paid. Cash outflows and inflows associated with life insurance activity are included in “Purchases of marketable securities and investments” and “Proceeds from sale of marketable securities and investments”, respectively.

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

Conditional asset retirement obligations: A liability is initially recorded at fair value for an asset retirement obligation associated with the retirement of tangible long-lived assets in the period in which it is incurred if a reasonable estimate of fair value can be made. Conditional asset retirement obligations exist for certain long-term assets of the Company. The obligation is initially measured at fair value using expected present value techniques. Over time the liabilities are accreted for the change in their present value and the initial capitalized costs are depreciated over the remaining useful lives of the related assets. The asset retirement obligation liability was $64 million and $62 million, respectively, at December 31, 2009 and 2008.

Goodwill: Goodwill is the excess of cost of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a business combination. Goodwill is not amortized. Goodwill is tested for impairment annually, and is tested for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Impairment testing for goodwill is done at a reporting unit level, with all goodwill assigned to a reporting unit. Reporting units are one level below the business segment level, but can be combined when reporting units within the same segment have similar economic characteristics. An impairment loss generally would be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. The estimated fair value of a reporting unit is determined using earnings for the reporting unit multiplied by a price/earnings ratio for comparable industry groups, or by using a discounted cash flow analysis. The price/earnings ratio is adjusted, if necessary, to take into consideration the market value of the Company.

Intangible assets: Intangible assets include patents, tradenames and other intangible assets acquired from an independent party. Intangible assets with an indefinite life, namely certain tradenames, are not amortized. Intangible assets with a definite life are amortized on a straight-line basis, with estimated useful lives ranging from one to 20 years. Indefinite-lived intangible assets are tested for impairment annually, and are tested for impairment between annual tests if an event occurs or circumstances change that would indicate that the carrying amount may be impaired. Intangible assets with a definite life are tested for impairment whenever events or circumstances indicate that the carrying amount of an asset (asset group) may not be recoverable. An impairment loss is recognized when the carrying amount of an asset exceeds the estimated undiscounted cash flows used in determining the fair value of the asset. The amount of the impairment loss to be recorded is calculated by the excess of the asset’s carrying value over its fair value. Fair value is generally determined using a discounted cash flow analysis. Costs related to internally developed intangible assets, such as patents, are expensed as incurred, primarily in “Research, development and related expenses.”

Revenue (sales) recognition: The Company sells a wide range of products to a diversified base of customers around the world and has no material concentration of credit risk. Revenue is recognized when the risks and rewards of ownership have substantively transferred to customers. This condition normally is met when the product has been delivered or upon performance of services. The Company records estimated reductions to revenue or records expense for customer and distributor incentives, primarily comprised of rebates and free goods, at the time of the initial sale. These sales incentives are accounted for in accordance with ASC 605, Revenue Recognition. The estimated reductions of revenue for rebates are based on the sales terms, historical experience, trend analysis and projected market conditions in the various markets served. Since the Company serves numerous markets, the rebate programs offered vary across businesses, but the most common incentive relates to amounts paid or credited to customers for achieving defined volume levels or growth objectives. Free goods are accounted for as an expense and recorded in cost of sales. Sales, use, value-added and other excise taxes are not recognized in revenue.

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

Advertising and merchandising: These costs are charged to operations in the year incurred, and totaled $414 million in 2009, $468 million in 2008 and $469 million in 2007.

Research, development and related expenses: These costs are charged to operations in the year incurred and are shown on a separate line of the Consolidated Statement of Income. Research, development and related expenses totaled $1.293 billion in 2009, $1.404 billion in 2008 and $1.368 billion in 2007. Research and development expenses, covering basic scientific research and the application of scientific advances in the development of new and improved products and their uses, totaled $838 million in 2009, $851 million in 2008 and $788 million in 2007. Related expenses primarily include technical support provided by 3M to customers who are using existing 3M products; internally developed patent costs, which include costs and fees incurred to prepare, file, secure and maintain patents; and amortization of acquired patents.

Internal-use software: The Company capitalizes direct costs of materials and services used in the development of internal-use software. Amounts capitalized are amortized on a straight-line basis over a period of three to seven years and are reported as a component of machinery and equipment within property, plant and equipment.

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

Income taxes: The provision for income taxes is determined using the asset and liability approach. Under this approach, deferred income taxes represent the expected future tax consequences of temporary differences between the carrying amounts and tax basis of assets and liabilities. The Company records a valuation allowance to reduce its deferred tax assets when uncertainty regarding their realizability exists. As of December 31, 2009, no significant valuation allowances were recorded. As of January 1, 2007, the Company adopted new standards related to accounting for uncertainty in income taxes. 3M follows this guidance to record uncertainties and judgments in the application of complex tax regulations in a multitude of jurisdictions (refer to Note 8 for additional information).

Earnings per share: The difference in the weighted average 3M shares outstanding for calculating basic and diluted earnings per share attributable to 3M common shareholders is the result of the dilution associated with the Company’s stock-based compensation plans. Certain options outstanding under these stock-based compensation plans during the years 2009, 2008 and 2007 were not included in the computation of diluted earnings per share attributable to 3M common shareholders because they would not have had a dilutive effect (54.3 million average options for 2009, 41.0 million average options for 2008, and 21.6 million average options for 2007). As discussed in Note 10, the conditions for conversion related to the Company’s Convertible Notes have never been met. If the conditions for conversion are met, 3M may choose to pay in cash and/or common stock; however, if this occurs, the Company has the intent and ability to settle this debt security in cash. Accordingly, there was no impact on diluted earnings per share attributable to 3M common shareholders. The computations for basic and diluted earnings per share for the years ended December 31 follow:

Earnings Per Share Computations

(Amounts in millions, except per share amounts)	2009	2008	2007
Numerator:
Net income attributable to 3M	$3,193	$3,460	$4,096
Denominator:
Denominator for weighted average 3M common shares outstanding — basic	700.5	699.2	718.3
Dilution associated with the Company’s stock-based compensation plans	6.2	8.0	13.7
Denominator for weighted average 3M common shares outstanding — diluted	706.7	707.2	732.0

Earnings per share attributable to 3M common shareholders — basic	$4.56	$4.95	$5.70
Earnings per share attributable to 3M common shareholders — diluted	$4.52	$4.89	$5.60

Stock-based compensation: The Company recognizes compensation expense for both its General Employees’ Stock Purchase Plan (GESPP) and the Long-Term Incentive Plan (LTIP). Under applicable accounting standards, the fair value of share-based compensation is determined at the grant date and the recognition of the related expense is recorded over the period in which the share-based compensation vests. Refer to Note 16 for additional information.

Comprehensive income: Total comprehensive income and the components of accumulated other comprehensive income (loss) are presented in the Consolidated Statements of Changes in Equity and Comprehensive Income. Accumulated other comprehensive income (loss) is composed of foreign currency translation effects (including hedges of net investments in international companies), defined benefit pension and postretirement plan adjustments, unrealized gains and losses on available-for-sale debt and equity securities, and unrealized gains and losses on cash flow hedging instruments.

Derivatives and hedging activities: All derivative instruments within the scope of ASC 815, Derivatives and Hedging, are recorded on the balance sheet at fair value. The Company uses interest rate swaps, currency and commodity price swaps, and foreign currency forward and option contracts to manage risks generally associated with foreign exchange rate, interest rate and commodity market volatility. All hedging instruments that qualify for hedge accounting are designated and effective as hedges, in accordance with U.S. generally accepted accounting principles. If the underlying hedged transaction ceases to exist, all changes in fair value of the related derivatives that have not been settled are recognized in current earnings. Instruments that do not qualify for hedge accounting are marked to market with changes recognized in current earnings. The Company does not hold or issue derivative financial instruments for trading purposes and is not a party to leveraged derivatives. However, the Company does have contingently convertible debt that, if conditions for conversion are met, is convertible into shares of 3M common stock (refer to Note 10 in this document).

New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued a standard that established the FASB Accounting Standards Codification™ (ASC) and amended the hierarchy of generally accepted accounting principles (GAAP) such that the ASC became the single source of authoritative nongovernmental U.S. GAAP. The ASC did not change current U.S. GAAP, but was intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All previously existing accounting standard documents were superseded and all other accounting literature not included in the ASC is considered non-authoritative. New accounting standards issued subsequent to June 30, 2009 are communicated by the FASB through Accounting Standards Updates (ASUs). For 3M, the ASC was effective July 1, 2009. This standard did not have an impact on 3M’s consolidated results of operations or financial condition. However, throughout the notes to the consolidated financial statements references that were previously made to various former authoritative U.S. GAAP pronouncements have been changed to coincide with the appropriate section of the ASC.

In June 2006, the FASB issued an accounting standard codified in ASC 740, Income Taxes, related to accounting for uncertainty in income taxes. This standard was adopted by 3M effective January 1, 2007. Refer to Note 8 for additional information concerning this standard.

In September 2006, the FASB issued an accounting standard codified in ASC 820, Fair Value Measurements and Disclosures. This standard established a single definition of fair value and a framework for measuring fair value, set out a fair value hierarchy to be used to classify the source of information used in fair value measurements, and required disclosures of assets and liabilities measured at fair value based on their level in the hierarchy. This standard applies under other accounting standards that require or permit fair value measurements. 3M adopted the standard as amended by subsequent FASB standards beginning January 1, 2008 on a prospective basis. One of the amendments deferred the effective date for one year relative to nonfinancial assets and liabilities that are measured at fair value, but are recognized or disclosed at fair value on a nonrecurring basis. This deferral applied to such items as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) or nonfinancial long-lived asset groups measured at fair value for an impairment assessment. These remaining aspects of the fair value measurement standard were adopted by the Company prospectively beginning January 1, 2009 and did not have a material impact on 3M’s consolidated results of operations or financial condition. Refer to Note 13 for additional disclosures of assets and liabilities that are measured at fair value on a nonrecurring basis as a result of this adoption.

In February 2007, the FASB issued an accounting standard codified in ASC 825, Financial Instruments, that permits an entity to choose, at specified election dates, to measure eligible financial instruments and certain other items at fair value that were not currently required to be measured at fair value. An entity reports unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected are recognized in earnings as incurred and not deferred. This standard also established presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This standard was effective for financial statements issued for fiscal years beginning after November 15, 2007 (January 1, 2008 for 3M) and interim periods within those fiscal years. At the effective date, an entity could elect the fair value option for eligible items that existed at that date. The entity was required to report the effect of the first remeasurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. The Company did not elect the fair value option for eligible items that existed as of January 1, 2008.

In June 2007, the FASB ratified a standard regarding the accounting for nonrefundable advance payments for goods or services to be used in future research and development activities that requires nonrefundable advance payments made by the Company for future R&D activities to be capitalized and recognized as an expense as the goods or services are received by the Company. This standard was effective for 3M with respect to new arrangements entered into beginning January 1, 2008 and did not have a material impact on 3M’s consolidated results of operations or financial condition.

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

In December 2007, the FASB issued a new standard which established the accounting for and reporting of noncontrolling interests (NCIs) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCIs (previously referred to as minority interests) be treated as a separate component of equity, not as a liability (as was previously the case); that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions, rather than as step acquisitions or gains or losses on purchases or sales; and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. This standard also required changes to certain presentation and disclosure requirements. For 3M, the standard was effective beginning January 1, 2009. The provisions of the standard were applied to all NCIs prospectively, except for the presentation and disclosure requirements, which were applied retrospectively to all periods presented. As a result, upon adoption, 3M retroactively reclassified the “Minority interest in subsidiaries” balance previously included in the “Other liabilities” section of the consolidated balance sheet to a new component of equity with respect to NCIs in consolidated subsidiaries. The adoption also impacted certain captions previously used on the consolidated statement of income, largely identifying net income including NCI and net income attributable to 3M. Additional disclosures required by this standard are also included in Note 6. The adoption of this standard did not have a material impact on 3M’s consolidated financial position or results of operations.

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

In March 2008, the FASB issued an accounting standard related to disclosures about derivative instruments and hedging activities, codified in ASC 815, which requires additional disclosures about an entity’s strategies and objectives for using derivative instruments; the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under ASC 815, and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. Certain disclosures are also required with respect to derivative features that are credit-risk-related. The standard was effective for 3M beginning January 1, 2009 on a prospective basis. The additional disclosures required by this standard are included in Note 12.

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

In May 2008, the FASB issued an accounting standard which addresses convertible debt securities that, upon conversion by the holder, may be settled by the issuer fully or partially in cash (rather than settled fully in shares) and specifies that issuers of such instruments should separately account for the liability and equity components in a manner that reflects the issuer’s nonconvertible debt borrowing rate when related interest cost is recognized. This standard was effective for 3M beginning January 1, 2009 with retrospective application to all periods presented. This standard impacted the Company’s “Convertible Notes” (refer to Note 10  to the Consolidated Financial Statements for more detail), and required that additional interest expense essentially equivalent to the portion of issuance proceeds be retroactively allocated to the instrument’s equity component and be recognized over the period from the Convertible Notes’ issuance on November 15, 2002 through November 15, 2005 (the first date holders of these Notes had the ability to put them back to 3M). 3M adopted this standard in January 2009. Its retrospective application had no impact on results of operations for periods following 2005, but on post-2005 consolidated balance sheets, it resulted in an increase of approximately $22 million in previously reported opening additional paid in capital and a corresponding decrease in previously reported opening retained earnings.

In early October 2008, the FASB issued an accounting standard codified in ASC 820, Fair Value Measurements and Disclosures, which illustrated key considerations in determining the fair value of a financial asset in an inactive market. This standard was effective for 3M beginning with the quarter ended September 30, 2008. Its additional guidance was incorporated in the measurements of fair value of applicable financial assets disclosed in Note 13 and did not have a material impact on 3M’s consolidated results of operations or financial condition.

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

In December 2008, the FASB issued an accounting standard regarding a company’s disclosures about postretirement benefit plan assets. This standard requires additional disclosures about plan assets for sponsors of defined benefit pension and postretirement plans including expanded information regarding investment strategies, major categories of plan assets, and concentrations of risk within plan assets. Additionally, this standard requires disclosures similar to those required for fair value measurements and disclosures under ASC 820 with respect to the fair value of plan assets such as the inputs and valuation techniques used to measure fair value and information with respect to classification of plan assets in terms of the hierarchy of the source of information used to determine their value. For 3M, the disclosures under this standard are required beginning with the annual period ended December 31, 2009. The additional disclosures are included in Note 11.

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

In April 2009, the FASB issued an accounting standard which modifies the requirements for recognizing other-than-temporarily impaired debt securities and changes the existing impairment model for such securities. The standard also requires additional disclosures for both annual and interim periods with respect to both debt and equity securities. Under the standard, impairment of debt securities is considered other-than-temporary if an entity (1) intends to sell the security, (2) more likely than not will be required to sell the security before recovering its cost, or (3) does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). The standard further indicates that, depending on which of the above factor(s) causes the impairment to be considered other-than-temporary, (1) the entire shortfall of the security’s fair value versus its amortized cost basis or (2) only the credit loss portion would be recognized in earnings while the remaining shortfall (if any) would be recorded in other comprehensive income. The standard requires entities to initially apply its provisions to previously other-than-temporarily impaired debt securities existing as of the date of initial adoption by making a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The cumulative-effect adjustment potentially reclassifies the noncredit portion of a previously other-than-temporarily impaired debt security held as of the date of initial adoption from retained earnings to accumulated other comprehensive income. For 3M, this standard was effective beginning April 1, 2009. The adoption of this standard did not have a material impact on 3M’s consolidated results of operations or financial condition. Additional disclosures required by this standard are included in Note 9.

In April 2009, the FASB issued an accounting standard regarding interim disclosures about fair value of financial instruments. The standard essentially expands the disclosure about fair value of financial instruments that were previously required only annually to also be required for interim period reporting. In addition, the standard requires certain additional disclosures regarding the methods and significant assumptions used to estimate the fair value of financial instruments. This standard was effective for 3M beginning April 1, 2009 on a prospective basis. The additional disclosures required by this standard are included in Note 13.

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

In June 2009, the FASB issued a new standard that revises the consolidation guidance for variable-interest entities. The modifications include the elimination of the exemption for qualifying special purpose entities, a new approach for determining who should consolidate a variable-interest entity, and changes to when it is necessary to reassess who should consolidate a variable-interest entity. For 3M, this standard is effective January 1, 2010. The Company does not expect the adoption of this standard to have a material impact on 3M’s consolidated results of operations or financial condition.

In August 2009, the FASB issued ASU No. 2009-05, Measuring Liabilities at Fair Value, which provides additional guidance on how companies should measure liabilities at fair value under ASC 820. The ASU clarifies that the quoted price for an identical liability should be used. However, if such information is not available, a entity may use the quoted price of an identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities traded as assets, or another valuation technique (such as the market or income approach). The ASU also indicates that the fair value of a liability is not adjusted to reflect the impact of contractual restrictions that prevent its transfer and indicates circumstances in which quoted prices for an identical liability or quoted price for an identical liability traded as an asset may be considered level 1 fair value measurements (see Note 13 for a description of level 1 measurements). For 3M, this ASU was effective October 1, 2009. The adoption of this ASU did not have a material impact on 3M’s consolidated results of operations or financial condition.

In September 2009, the FASB issued ASU No. 2009-12, Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent), that amends ASC 820 to provide guidance on measuring the fair value of certain alternative investments such as hedge funds, private equity funds and venture capital funds. The ASU indicates that, under certain circumstances, the fair value of such investments may be determined using net asset value (NAV) as a practical expedient, unless it is probable the investment will be sold at something other than NAV. In those situations, the practical expedient cannot be used and disclosure of the remaining actions necessary to complete the sale is required. The ASU also requires additional disclosures of the attributes of all investments within the scope of the new guidance, regardless of whether an entity used the practical expedient to measure the fair value of any of its investments. The disclosure provisions of this ASU are not applicable to an employer’s disclosures about pension and other postretirement benefit plan assets. 3M does not have any significant direct investments within the scope of ASU No. 2009-12, but certain plan assets of the Company’s benefit plans are valued based on NAV as indicated in Note 11. For 3M, this ASU was effective October 1, 2009. The adoption of this ASU did not have a material impact on 3M’s consolidated results of operations or financial condition.

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

In January 2010, the FASB issued ASU No. 2010-6, Improving Disclosures About Fair Value Measurements, that amends existing disclosure requirements under ASC 820 by adding required disclosures about items transferring into and out of levels 1 and 2 in the fair value hierarchy; adding separate disclosures about purchase, sales, issuances, and settlements relative to level 3 measurements; and clarifying, among other things, the existing fair value disclosures about the level of disaggregation. For 3M this ASU is effective for the first quarter of 2010, except for the requirement to provide level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which is effective beginning the first quarter of 2011. Since this standard impacts disclosure requirements only, its adoption will not have a material impact on 3M’s consolidated results of operations or financial condition.

NOTE 2.  Acquisitions and Divestitures

Acquisitions:

The impact on the consolidated balance sheet of the purchase price allocations related to acquisitions, including adjustments relative to other acquisitions within the allocation period, follows:

		2008 Acquisitions
(Millions) Asset (Liability)	2009 Total	Aearo Holding Corp.	Other Acquisitions	2008 Total	2007 Total
Accounts receivable	$31	$76	$70	$146	$69
Inventory	10	81	89	170	79
Other current assets	—	7	8	15	5
Property, plant, and equipment — net	15	78	83	161	68
Purchased intangible assets	93	417	377	794	131
Purchased goodwill	(25)	798	594	1,392	326
Accounts payable and other liabilities, net of other assets	(21)	(200)	(104)	(304)	(80)
Interest bearing debt	(18)	(684)	(125)	(809)	(34)
Deferred tax asset/(liability)	(16)	(50)	(121)	(171)	(12)

Net assets acquired	$69	$523	$871	$1,394	$552

Supplemental information:
Cash paid	$73	$562	$897	$1,459	$546
Less: Cash acquired	4	39	26	65	7
Cash paid, net of cash acquired	$69	$523	$871	$1,394	$539
Non-cash (3M shares at fair value)	—	—	—	—	13
Net assets acquired	$69	$523	$871	$1,394	$552

Pro forma information related to acquisitions was not included because the impact on the Company’s consolidated results of operations was not considered to be material. In-process research and development associated with these business combinations were not material.

In addition to business combinations, 3M periodically acquires certain tangible and/or intangible assets and purchases interests in certain enterprises that do not otherwise qualify for accounting as business combinations. These transactions are largely reflected as additional asset purchase and investment activity.

2009 acquisitions:

During 2009, 3M completed four business combinations. The purchase price paid for these business combinations (net of cash acquired) and certain acquisition costs and contingent consideration paid for pre-2009 business combinations during 2009 aggregated to $69 million.

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

(3) In April 2009, 3M (Industrial and Transportation Business) purchased 100 percent of the outstanding shares of Meguiar’s International, UK, a distributor of Meguiar’s Inc. products based in Daventry, United Kingdom.

(4) In July 2009, 3M (Consumer and Office Business) purchased the ACE® branded (and related brands) elastic bandage, supports and thermometer product lines, which are sold broadly through consumer channels in North America.

Purchased identifiable intangible assets related to the four acquisitions that closed in 2009 totaled $28 million. This included $20 million of identifiable intangible assets that will be amortized on a straight-line basis over a weighted-average life of eight years (lives ranging from three to 12 years) and $8 million of indefinite-lived intangible assets related to the well-recognized ACE® brand. Acquired identifiable intangible assets for which significant assumed renewals or extensions of underlying arrangements impacted the determination of their useful lives were not material.

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

Purchased identifiable intangible assets totaled $794 million and will be amortized on a straight-line basis over a weighted-average life of 13 years (lives ranging from one to 19 years). Acquired patents of $40 million will be amortized over a weighted-average life of 11 years and other acquired intangibles of $696 million, primarily customer relationships and tradenames, will be amortized over a weighted-average life of 13 years. Indefinite-lived assets of $58 million were purchased in the Meguiar’s acquisition detailed above, which relate to a well recognized brand name for a company that has been in existence for more than 100 years.

2007 acquisitions:

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

15) In November 2007, 3M (Industrial and Transportation Business) purchased 100 percent of the outstanding shares of Unifam Sp. z.o.o., a manufacturer of cut-off wheels, depressed center grinding wheels and flap discs based in Poland.

16) In November 2007, 3M (Industrial and Transportation Business) purchased certain assets of Bondo Corp., a manufacturer of auto body repair products for the automotive aftermarket and various other professional and consumer applications based in Atlanta, Ga.

Purchased identifiable intangible assets for the 16 business combinations closed during the twelve months ended December 31, 2007 totaled $124 million and will be amortized on a straight-line basis over lives ranging from two to 10 years (weighted-average life of six years).

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

In connection with the pharmaceuticals transaction, 3M entered into agreements whereby its Drug Delivery Systems Division became a source of supply to the acquiring company. Because of the extent of 3M cash flows from these agreements in relation to those of the disposed-of businesses, the operations of the branded pharmaceuticals business are not classified as discontinued operations. See Note 4 for further discussion of restructuring actions that resulted from the divestiture of the Company’s global branded pharmaceuticals business.

NOTE 3.  Goodwill and Intangible Assets

Purchased goodwill from the four acquisitions that closed in 2009 totaled $15 million, $9 million of which is deductible for tax purposes. Purchased goodwill from acquisitions totaled $1.392 billion in 2008, $34 million of which is deductible for tax purposes. The acquisition activity in the following table also includes the impacts of adjustments to the preliminary allocation of purchase price and certain acquisition costs and contingent consideration for pre-2009 acquisitions, which reduced goodwill by $40 million in 2009. The amounts in the “Translation and other” column in the following table primarily relate to changes in foreign currency exchange rates, except for the $77 million decrease in goodwill related to the second-quarter 2008 sale of 3M’s HighJump Software business (included in the Safety, Security and Protection Services business). The goodwill balance by business segment follows:

Goodwill

(Millions)	Dec. 31, 2007 Balance	2008 acquisition activity	2008 translation and other	Dec. 31, 2008 Balance	2009 acquisition activity	2009 translation and other	Dec. 31, 2009 Balance
Industrial and Transportation	$1,524	$192	$(24)	$1,692	$(4)	$50	$1,738
Health Care	839	170	(21)	988	5	14	1,007
Consumer and Office	94	34	27	155	11	(11)	155
Safety, Security and Protection Services	611	815	(224)	1,202	6	57	1,265
Display and Graphics	894	140	8	1,042	(44)	(8)	990
Electro and Communications	627	41	6	674	1	2	677
Total Company	$4,589	$1,392	$(228)	$5,753	$(25)	$104	$5,832

Accounting standards require that goodwill be tested for impairment annually and between annual tests in certain circumstances such as a change in reporting units or the testing of recoverability of a significant asset group within a reporting unit. At 3M, reporting units generally correspond to a division.

As discussed in Note 17 to the Consolidated Financial Statements, effective in the first quarter of 2009, 3M made certain product moves between its business segments. Since there were no material changes in goodwill balances between business segments, amounts presented in the preceding table have not been reclassified. For those changes that resulted in reporting unit changes, the Company applied the relative fair value method to determine the impact to reporting units. During the first quarter of 2009, the Company completed its assessment of any potential goodwill impairment for reporting units impacted by this new structure and determined that no impairment existed.

As discussed in Note 13, in June 2009, 3M tested the long lived assets grouping associated with the U.K. passport production activity of 3M’s Security Systems Division for recoverability. This circumstance required the Company to also test goodwill for impairment at the reporting unit (Security Systems Division) level. 3M completed its assessment of potential goodwill impairment for this reporting unit and determined that no goodwill impairment existed as of June 30, 2009. The Company also completed its annual goodwill impairment test in the fourth quarter of 2009 for all reporting units and determined that no impairment existed. In addition, the Company had no impairments of goodwill in prior years.

Acquired Intangible Assets

For 2009, acquired intangible asset activity through business combinations increased the gross carrying amount by $93 million. Balances are also impacted by changes in foreign currency exchange rates. The gross carrying amount and accumulated amortization of acquired intangible assets as of December 31 follow:

(Millions)	2009	2008
Patents	$457	$475
Other amortizable intangible assets (primarily tradenames and customer-related intangibles)	1,519	1,381
Non-amortizable intangible assets (tradenames)	138	130
Total gross carrying amount	$2,114	$1,986
Accumulated amortization — patents	(339)	(318)
Accumulated amortization — other	(433)	(270)
Total accumulated amortization	(772)	(588)
Total intangible assets — net	$1,342	$1,398

3M has non-amortizable tradenames with a carrying value of $138 million as of December 31, 2009, and $130 million as of December 31, 2008. These tradenames are not amortized because of the long-time established name recognition in their respective industries.

Amortization expense for acquired intangible assets increased significantly in 2009 and 2008 due to the significant amount of acquired intangibles in 2008 and 2007 (Note 2). Amortization expense for the years ended December 31 follows:

(Millions)	2009	2008	2007
Amortization expense	$181	$122	$87

Expected amortization expense for acquired intangible assets recorded as of December 31, 2009 follows:

(Millions)	2010	2011	2012	2013	2014	After 2014
Amortization expense	$161	$133	$126	$119	$111	$554

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

Employee-related severance charges are largely based upon distributed employment policies and substantive severance plans. These charges are reflected in the quarter in which management approves the associated actions, the actions are probable, and the amounts are estimable. Severance amounts for which affected employees were required to render service in order to receive benefits at their termination dates were measured at the date such benefits were communicated to the applicable employees and recognized as expense over the employees’ remaining service periods.

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

The following provides information, respectively, concerning the Company’s 2009/2008 restructuring actions, its 2007/2006 restructuring actions, and its exit activities during 2008 and 2007.

2009 and 2008 Restructuring Actions:

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

•                  During the second quarter of 2009, 3M announced the permanent reduction of approximately 900 positions, the majority of which were concentrated in the United States, Western Europe and Japan. In the United States, another 700 people accepted a voluntary early retirement incentive program offer. As discussed in Note 11, a $21 million non-cash charge was related to the approximately 700 participants who accepted the voluntary early retirement incentive program offer. Of these aggregate employment reductions, about 66 percent were in the United States, 17 percent in the Asia Pacific area, 14 percent in Europe and 3 percent in Latin America and Canada. These restructuring actions in total resulted in a second-quarter 2009 pre-tax charge of $116 million, with $103 million for employee-related items/benefits and $13 million related to fixed asset impairments. The preceding charges were recorded in cost of sales ($68 million), selling, general and administrative expenses ($44 million), and research, development and related expenses ($4 million).

•                  During the third quarter of 2009, 3M announced the elimination of approximately 200 positions, with the majority of those occurring in Western Europe and, to a lesser extent, the United States. These restructuring actions, including a non-cash charge related to a pension settlement in Japan (discussed further in Note 11), resulted in a third-quarter 2009 net pre-tax charge of $26 million for employee-related items/benefits and other, which is net of $7 million of adjustments to prior 2008 and 2009 restructuring actions. The preceding charges were recorded in cost of sales ($25 million) and research, development and related expenses ($1 million).

The restructuring expenses related to these actions are summarized by income statement line as follows:

(Millions)	2009	2008
Cost of sales	$110	$84
Selling, general and administrative expenses	91	135
Research, development and related expenses	8	10
Total restructuring expense	$209	$229

Components of these restructuring actions by business segment and a roll-forward of associated balances follow below. Cash payments in 2008 related to these actions were not material.

(Millions)	Employee- Related Items/ Benefits and Other	Asset Impairments	Total

Expenses incurred in 2008:
Industrial and Transportation	$33	$7	$40
Health Care	37	14	51
Consumer and Office	17	1	18
Safety, Security and Protection Services	12	—	12
Display and Graphics	15	9	24
Electro and Communications	7	—	7
Corporate and Unallocated	65	12	77
Total 2008 expenses	$186	$43	$229

Non-cash changes in 2008	$—	$(43)	$(43)

Expenses incurred in 2009:
Industrial and Transportation	$83	$5	$88
Health Care	20	—	20
Consumer and Office	13	—	13
Safety, Security and Protection Services	17	—	17
Display and Graphics	9	13	22
Electro and Communications	11	—	11
Corporate and Unallocated	37	1	38
Total 2009 expenses	$190	$19	$209

Non-cash changes in 2009	$(34)	$(19)	$(53)
Cash payments, net of adjustments, in 2009	$(266)	$—	$(266)
Accrued liability balance as of December 31, 2009	$76	$—	$76

The majority of the remaining employee related items and benefits are expected to be paid out in cash in the first six months of 2010.

2007 and 2006 Restructuring Actions:

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

In connection with this targeted 2007/2006 restructuring plan, the Company eliminated a total of approximately 1,900 positions from various functions within the Company. Approximately 390 positions were pharmaceuticals business employees, approximately 960 positions related primarily to corporate staff overhead reductions, and approximately 550 positions were business-specific reduction actions. Of the 1,900 employment reductions, about 58 percent are in the United States, 21 percent in Europe, 12 percent in Latin America and Canada, and 9 percent in the Asia Pacific area. As a result of the second-quarter 2007 phaseout of operations at a New Jersey roofing granule facility and the sale of the Company’s Opticom Priority Control Systems and Canoga Traffic Detection businesses, the Company eliminated approximately 100 additional positions.

Actions with respect to the 2007/2006 restructuring plan were substantially completed in 2007. The net restructuring expenses (credits) incurred in 2007 related to these actions are summarized by income statement line as follows:

(Millions)	2007
Cost of sales	$40
Selling, general and administrative expenses	5
Research, development and related expenses	(7)
Total restructuring expense	$38

The amount of net expenses (credits) incurred in 2007 associated with the restructuring actions are reflected in the Company’s business segments as follows:

(Millions)	2007
Industrial and Transportation	$2
Health Care	(11)
Safety, Security and Protection Services	28
Display and Graphics	3
Electro and Communications	18
Corporate and Unallocated	(2)
Total	$38

Components of these restructuring actions, beginning with accrued liability balances as of December 31, 2006, include:

(Millions)	Employee- Related Items and Benefits	Contract Terminations and Other	Asset Impairments	Total
Accrued liability balances as of Dec. 31, 2006:
Pharmaceuticals business actions	$78	$6	$—	$84
Overhead reduction actions	100	—	—	100
Business-specific actions	30	8	—	38
Total accrued liability balance	$208	$14	$—	$222

Expenses (credits) incurred in 2007:
Pharmaceuticals business actions	$(12)	$(4)	$—	$(16)
Overhead reduction actions	2	—	—	2
Business-specific actions	13	4	35	52
2007 expense	$3	$—	$35	$38

Non-cash changes in 2007:
Pharmaceuticals business actions	$(21)	$4	$—	$(17)
Overhead reduction actions	(5)	—	—	(5)
Business-specific actions	(12)	(4)	(35)	(51)
2007 non-cash	$(38)	$—	$(35)	$(73)

Cash payments in 2007:
Pharmaceuticals business actions	$(40)	$(6)	$—	$(46)
Overhead reduction actions	(87)	—	—	(87)
Business-specific actions	(26)	(8)	—	(34)
2007 cash payments	$(153)	$(14)	$—	$(167)

Accrued liability balances as of Dec. 31, 2007:
Pharmaceuticals business actions	$5	$—	$—	$5
Overhead reduction actions	10	—	—	10
Business-specific actions	5	—	—	5
Total accrued liability balance	$20	$—	$—	$20

Cash payments in 2008:
Pharmaceuticals business actions	$(5)	$—	$—	$(5)
Overhead reduction actions	(10)	—	—	(10)
Business-specific actions	(4)	—	—	(4)
2008 cash payments	$(19)	$—	$—	$(19)

Accrued liability balances as of Dec. 31, 2008:
Pharmaceuticals business actions	$—	$—	$—	$—
Overhead reduction actions	—	—	—	—
Business-specific actions	1	—	—	1
Total accrued liability balance	$1	$—	$—	$1

Cash payments in 2009	$(1)	$—	$—	(1)
Accrued liability balances as of Dec. 31, 2009	$—	$—	$—	$—

Non-cash employee-related changes in 2007 primarily relate to special termination pension and medical benefits granted to certain U.S. eligible employees. These pension and medical benefits were reflected as a component of the benefit obligation of the Company’s pension and medical plans as of December 31, 2007. In addition, these changes also reflect non-cash stock option expense due to the reclassification of certain employees age 50 and older to retiree status, resulting in a modification of their original stock option awards for accounting purposes.

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

NOTE 5.  Supplemental Balance Sheet Information

(Millions)	2009	2008
Other current assets
Prepaid expenses and other	$657	$552
Deferred income taxes	330	271
Derivative assets-current	25	215
Product and other insurance receivables	110	130
Total other current assets	$1,122	$1,168

Investments
Equity-method	$64	$73
Available-for-sale	11	5
Real estate and other	28	33
Total investments	$103	$111

Property, plant and equipment — at cost
Land	$291	$281
Buildings and leasehold improvements	6,069	5,787
Machinery and equipment	12,296	11,742
Construction in progress	627	903
Capital leases	157	99
Gross property, plant and equipment	19,440	18,812
Accumulated depreciation*	(12,440)	(11,926)
Property, plant and equipment — net	$7,000	$6,886

*                 Includes accumulated depreciation for capital leases of $50 million for 2009 and $40 million for 2008.

Other assets
Deferred income taxes	$625	$1,053
Product and other insurance receivables	171	206
Cash surrender value of life insurance policies	202	175
Other	277	225
Total other assets	$1,275	$1,659

Other current liabilities
Accrued trade payables	$464	$428
Deferred income	316	322
Derivative liabilities-current	94	203
Restructuring actions	76	187
Employee benefits and withholdings	150	157
Product and other claims	123	148
Property and other taxes	198	141
Pension and postretirement benefits	41	38
Deferred income taxes	27	19
Other	410	349
Total other current liabilities	$1,899	$1,992

Accounts payable (included as a separate line item in the Consolidated Balance Sheet) includes drafts payable on demand of $83 million and $98 million as of December 31, 2009, and 2008, respectively.

Other liabilities
Long term taxes payable	$611	$541
Employee benefits	491	537
Product and other claims	330	296
Capital lease obligations	107	58
Deferred income	23	22
Deferred income taxes	91	21
Other	74	162
Total other liabilities	$1,727	$1,637

NOTE 6.  Supplemental Equity and Comprehensive Income Information

Common stock ($.01 par value per share) of 3.0 billion shares is authorized, with 944,033,056 shares issued. Treasury stock is reported at cost, with 233,433,937 shares at December 31, 2009, 250,489,769 shares at December 31, 2008, and 234,877,025 shares at December 31, 2007. Preferred stock, without par value, of 10 million shares is authorized but unissued.

The components of other comprehensive income (loss) and accumulated other comprehensive income (loss) attributable to 3M follow.

Accumulated Other Comprehensive Income (Loss) Attributable to 3M

(Millions)	Dec. 31, 2009	Dec. 31, 2008
Cumulative translation adjustment	$122	$(146)
Defined benefit pension and postretirement plans adjustment	(3,831)	(3,525)
Debt and equity securities, unrealized gain (loss)	(9)	(19)
Cash flow hedging instruments, unrealized gain (loss)	(36)	44
Total accumulated other comprehensive income (loss)	$(3,754)	$(3,646)

Components of Comprehensive Income (Loss) Attributable to 3M

(Millions)	2009	2008	2007
Net income attributable to 3M	$3,193	$3,460	$4,096

Cumulative translation	288	(920)	456
Tax effect	(2)	32	76
Cumulative translation - net of tax	286	(888)	532

Defined benefit pension and postretirement plans adjustment	(462)	(3,096)	941
Tax effect	153	1,024	(327)
Defined benefit pension and postretirement plans adjustment - net of tax	(309)	(2,072)	614

Debt and equity securities, unrealized gain (loss)	17	(18)	(16)
Tax effect	(7)	7	6
Debt and equity securities, unrealized gain (loss) - net of tax	10	(11)	(10)

Cash flow hedging instruments, unrealized gain (loss)	(130)	124	(24)
Tax effect	50	(52)	14
Cash flow hedging instruments, unrealized gain (loss) - net of tax	(80)	72	(10)

Total comprehensive income (loss) attributable to 3M	$3,100	$561	$5,222

Reclassification adjustments are made to avoid double counting in comprehensive income items that are also recorded as part of net income. Reclassifications to earnings from accumulated other comprehensive income attributable to 3M that related to pension and postretirement expense in the income statement were $141 million pre-tax ($92 million after-tax) in 2009, $79 million pre-tax ($52 million after-tax) in 2008, and $198 million pre-tax ($123 million after-tax) in 2007. These pension and postretirement expense amounts are shown in the table in Note 11 as amortization of transition (asset) obligation, amortization of prior service cost (benefit) and amortization of net actuarial (gain) loss. Cash flow hedging instruments reclassifications are provided in Note 12. Reclassifications to earnings from accumulated other comprehensive income attributable to 3M for debt and equity securities primarily relate to a loss of approximately $2 million pre-tax for 2009, as shown in the auction rate securities table in Note 13, a loss of approximately $6 million pre-tax ($4 million after tax) for 2008, and was not material for 2007. Other reclassification adjustments were not material. Income taxes are not provided for foreign translation relating to permanent investments in international subsidiaries, but tax effects within cumulative translation does include impacts from items such as net investment hedge transactions.

Transfer of Ownership Interest Involving Non-Wholly Owned Subsidiaries

During 2009, a wholly owned subsidiary that, in turn, owned a portion of the Company’s majority owned Sumitomo 3M Limited entity, was transferred to another subsidiary that is majority, rather than wholly, owned. As a result of the transaction, 3M’s effective ownership in Sumitomo 3M Limited was reduced from 75 percent to 71.5 percent. The transfer was effected to further align activities in the associated region and to simplify the Company’s ownership structure. Because the Company retained its controlling interest in the subsidiaries involved, the transfer resulted in a decrease in 3M Company shareholders’ equity and an increase in noncontrolling interest of $81 million. The following table summarizes the effects of this transfer on equity attributable to 3M Company shareholders.

(Millions)	Twelve months ended Dec. 31, 2009
Net income attributable to 3M	$3,193
Transfer to noncontrolling interest	(81)
Change in 3M Company shareholders’ equity from net income attributable to 3M and transfers to noncontrolling interest	$3,112

NOTE 7.  Supplemental Cash Flow Information

(Millions)	2009	2008	2007
Cash income tax payments	$834	$1,778	$1,999
Cash interest payments	236	196	162
Capitalized interest	27	28	25

Individual amounts in the Consolidated Statement of Cash Flows exclude the impacts of acquisitions, divestitures and exchange rate impacts, which are presented separately. “Other — net” in the Consolidated Statement of Cash Flows within operating activities in 2009, 2008 and 2007 includes changes in liabilities related to 3M’s restructuring actions (Note 4).

Transactions related to investing and financing activities with significant non-cash components are as follows: During 2009, 3M recorded a capital lease asset and obligation of approximately $50 million related to an IT investment with an amortization period of seven years and contributed $600 million to its U.S. defined benefit pension plan in shares of the Company’s common stock. In 2007, 3M purchased certain assets of Diamond Productions, Inc. for approximately 150 thousand shares of 3M common stock, which has a market value of approximately $13 million at the acquisition’s measurement date. Liabilities assumed from acquisitions are provided in the tables in Note 2.

NOTE 8.  Income Taxes

Income Before Income Taxes

(Millions)	2009	2008	2007
United States	$2,338	$2,251	$2,820
International	2,294	2,857	3,295
Total	$4,632	$5,108	$6,115

Provision for Income Taxes

(Millions)	2009	2008	2007
Currently payable
Federal	$88	$882	$1,344
State	13	14	58
International	586	820	779
Deferred
Federal	489	(168)	(333)
State	56	34	1
International	156	6	115
Total	$1,388	$1,588	$1,964

Components of Deferred Tax Assets and Liabilities

(Millions)	2009	2008
Accruals not currently deductible
Employee benefit costs	$134	$230
Product and other claims	174	198
Pension costs	692	914
Stock-based compensation	473	425
Product and other insurance receivables	(85)	(100)
Accelerated depreciation	(586)	(463)
Other	35	80
Net deferred tax asset	$837	$1,284

Reconciliation of Effective Income Tax Rate

	2009	2008	2007
Statutory U.S. tax rate	35.0%	35.0%	35.0%
State income taxes — net of federal benefit	1.1	0.9	0.9
International income taxes — net	(4.9)	(3.9)	(2.8)
U.S. business credits	(0.4)	(0.4)	(0.3)
Reserves for tax contingencies/return to provision	0.4	0.3	0.4
Restructuring actions	—	0.4	0.1
Medicare Modernization Act	(0.2)	(0.2)	(0.4)
Domestic Manufacturer’s deduction	(0.7)	(0.8)	(0.8)
All other — net	(0.3)	(0.2)	—
Effective worldwide tax rate	30.0%	31.1%	32.1%

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2002.

The Internal Revenue Service (IRS) completed its examination of the Company’s U.S. federal income tax returns for the years 2002 through 2004 in the first quarter of 2008. The outcome of the 2002 through 2004 audit cycle impacted the 2001 tax year, which was settled in the second quarter of 2008. The IRS completed its field examination of the Company’s U.S. federal income tax returns for the years 2005 through 2007 in the fourth quarter of 2009. The Company has protested certain IRS positions within these tax years and is expected to enter the administrative appeals process with the IRS during 2010. Currently, the Company is under examination by the IRS for its U.S. federal income tax returns for the years 2008 and 2009. It is anticipated that the IRS will complete its examination of the Company for 2008 by the end of the first quarter of 2010 and for 2009 by the end of the first quarter of 2011. As of December 31, 2009, the IRS has not proposed any significant adjustments to the Company’s tax positions for which the Company is not adequately reserved. Payments relating to any proposed assessments arising from the 2005 through 2009 audits may not be made until a final agreement is reached between the Company and the IRS on such assessments or upon a final resolution resulting from the administrative appeals process or judicial action. In addition to the U.S. federal examination, there is also limited audit activity in several U.S. state and foreign jurisdictions.

3M anticipates changes to the Company’s uncertain tax positions due to the closing of the various audit years mentioned above. Currently, the Company is not able to reasonably estimate the amount by which the liability for unrecognized tax benefits will increase or decrease during the next 12 months as a result of the ongoing income tax authority examinations.

The Company adopted the new guidance relating to accounting for uncertainty in income taxes, in accordance with ASC 740, Income Taxes, on January 1, 2007. Upon adoption, the Company recognized an immaterial increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007, balance of retained earnings. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits (UTB) is as follows:

Federal, State and Foreign Tax

(Millions)	2009	2008	2007
Gross UTB Balance at January 1	$557	$680	$691

Additions based on tax positions related to the current year	121	126	79
Additions for tax positions of prior years	164	98	143
Reductions for tax positions of prior years	(177)	(180)	(189)
Settlements	—	(101)	(24)
Reductions due to lapse of applicable statute of limitations	(47)	(66)	(20)

Gross UTB Balance at December 31	$618	$557	$680

Net UTB impacting the effective tax rate at December 31	$425	$334	$334

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate by $425 million as of December 31, 2009, and $334 million as of both December 31, 2008 and December 31, 2007. The ending net UTB results from adjusting the gross balance for items such as Federal, State, and non-U.S. deferred items, interest and penalties, and deductible taxes. The net UTB is included as components of Other Current Assets, Other Assets, and Other Liabilities within the Consolidated Balance Sheet.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in tax expense. The Company recognized in the consolidated statement of income on a gross basis approximately $6 million, $8 million, and $9 million of expense in 2009, 2008, and 2007, respectively. At December 31, 2009 and December 31, 2008, accrued interest and penalties in the consolidated balance sheet on a gross basis were $53 million and $47 million, respectively. Included in these interest and penalty amounts are interest and penalties related to tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company made discretionary contributions to its U.S. qualified pension plan of $710 million in 2009, $200 million in 2008, and $200 million in 2007. In addition, the Company made contributions to its international pension plans of $504 million in 2009, $186 million in 2008, and $151 million in 2007. The current income tax provision includes a benefit for the pension contributions; the deferred tax provision includes a cost for the related temporary difference.

As a result of certain employment commitments and capital investments made by 3M, income from manufacturing activities in Taiwan, China, Brazil, Korea, and Singapore is subject to reduced tax rates or, in some cases, is exempt from tax for years through 2011, 2012, 2013, 2014, and 2023, respectively. The income tax benefits attributable to the tax status of these subsidiaries are estimated to be $50 million (7 cents per diluted share) in 2009, $44 million (6 cents per diluted share) in 2008, and $47 million (6 cents per diluted share) in 2007.

The Company has not provided deferred taxes on unremitted earnings attributable to international companies that have been considered to be reinvested indefinitely. These earnings relate to ongoing operations and were approximately $5.6 billion as of December 31, 2009. Because of the availability of U.S. foreign tax credits, it is not practicable to determine the income tax liability that would be payable if such earnings were not indefinitely reinvested.

NOTE 9.  Marketable Securities

The Company invests in asset-backed securities, agency securities, corporate medium-term note securities and other securities. The following is a summary of amounts recorded on the Consolidated Balance Sheet for marketable securities (current and non-current).

(Millions)	Dec. 31, 2009	Dec. 31, 2008

Agency securities	$326	$180
Corporate securities	154	145
Asset-backed securities:
Automobile loans related	198	24
Credit cards related	9	—
Other	49	11
Asset-backed securities total	256	35
Other securities	8	13

Current marketable securities	$744	$373

Agency securities	$165	$200
Corporate securities	112	62
Treasury securities	94	12
Asset-backed securities:
Automobile loans related	317	25
Credit cards related	98	40
Other	34	11
Asset-backed securities total	449	76
Auction rate and other securities	5	2

Non-current marketable securities	$825	$352

Total marketable securities	$1,569	$725

Classification of marketable securities as current or non-current is dependent upon management’s intended holding period, the security’s maturity date and liquidity considerations based on market conditions. If management intends to hold the securities for longer than one year as of the balance sheet date, they are classified as non-current. At December 31, 2009, gross unrealized losses totaled approximately $12 million (pre-tax), while gross unrealized gains totaled approximately $3 million (pre-tax). At December 31, 2008, gross unrealized losses totaled approximately $30 million (pre-tax), while gross unrealized gains were not material. Gross realized gains on sales or maturities of marketable securities were not material in 2009, $5 million in 2008 and $7 million in 2007. Gross realized losses on sales or maturities of marketable securities were $3 million for 2009 and were not material for 2008 and 2007. Cost of securities sold use the first in, first out (FIFO) method. Since these marketable securities are classified as available-for-sale securities, changes in fair value will flow through other comprehensive income, with amounts reclassified out of other comprehensive income into earnings upon sale or “other-than-temporary” impairment.

3M reviews impairments associated with the above in accordance with the measurement guidance provided by ASC 320, Investments-Debt and Equity Securities, when determining the classification of the impairment as “temporary” or “other-than-temporary”. In addition, as discussed in Note 1, beginning in April 2009, the Company considers the new accounting standard with respect to the determination of “other-than-temporary” impairments associated with investments in debt securities. A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income component of shareholders’ equity. Such an unrealized loss does not reduce net income attributable to 3M for the applicable accounting period because the loss is not viewed as other-than-temporary. The factors evaluated to differentiate between temporary and other-than-temporary include the projected future cash flows, credit ratings actions, and assessment of the credit quality of the underlying collateral, as well as the factors included in the impairment model for debt securities included in the new standard relating to “other-than temporary” impairments, as described in Note 1.

The balance at December 31, 2009 for marketable securities and short-term investments by contractual maturity are shown below. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(Millions)	Dec. 31, 2009

Due in one year or less	$487
Due after one year through three years	960
Due after three years through five years	88
Due after five years	34

Total marketable securities	$1,569

3M has a diversified marketable securities portfolio of $1.569 billion as of December 31, 2009. Within this portfolio, current and long-term asset-backed securities (estimated fair value of $705 million) are primarily comprised of interests in automobile loans and credit cards. At December 31, 2009, the asset-backed securities credit ratings were AAA or A-1+, with the exception of three securities rated AA with a fair market value of less than $12 million, and one security rated A with a fair market value of less than $1 million.

Historically, 3M’s marketable securities portfolio included auction rate securities that represented interests in investment grade credit default swaps; however, the estimated fair value of auction rate securities are $5 million and $1 million as of December 31, 2009 and December 31, 2008, respectively. Gross unrealized losses within accumulated other comprehensive income related to auction rate securities totaled $8 million and $16 million (pre-tax) as of December 31, 2009 and December 31, 2008, respectively. As of December 31, 2009, auction rate securities associated with these balances have been in a loss position for more than 12 months. Since the second half of 2007, these auction rate securities failed to auction due to sell orders exceeding buy orders. Liquidity for these auction-rate securities is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals, usually every 7, 28, 35, or 90 days. The funds associated with failed auctions will not be accessible until a successful auction occurs or a buyer is found outside of the auction process. 3M recorded “other-than-temporary” impairment charges associated with these auction rate securities that reduced pre-tax income by approximately $9 million in 2008 and $8 million 2007. In addition, 3M recognized a loss in 2009 when it reclassified an unrealized loss of $2 million from other comprehensive income in connection with the sale of its position in one of these auction rate securities. Refer to Note 13 for a table that reconciles the beginning and ending balances of auction rate securities.

NOTE 10.  Long-Term Debt and Short-Term Borrowings

Long-term debt and short-term borrowings as of December 31 consisted of the following (with interest rates as of December 31, 2009):

Long-Term Debt

(Millions) Description / Principal Amount	Currency/ Fixed vs. Floating*	Effective Interest Rate*	Final Maturity Date	2009	2008
Eurobond (625 million Euros)	Euro Fixed	4.98%	2014	$898	$882
Medium-term note ($850 million)	USD Fixed	4.42%	2013	849	849
Medium-term note ($800 million)	USD Floating	3.22%	2011	801	799
30-year bond ($750 million)	USD Fixed	5.73%	2037	747	747
Eurobond (400 million Euros)	Euro Floating	1.33%	2014	623	603
Medium-term note ($500 million)	USD Fixed	4.67%	2012	500	500
Medium-term note ($400 million)	USD Floating	—	2009	—	411
30-year debenture ($330 million)	USD Fixed	6.01%	2028	350	351
Dealer Remarketable Securities ($350 million)	USD Fixed	5.61%	2010	350	350
Convertible notes ($252 million)	USD Fixed	0.50%	2032	225	224
Floating rate note ($100 million)	USD Floating	0.00%	2041	100	100
Floating rate note ($60 million)	USD Floating	0.00%	2044	60	62
ESOP debt guarantee ($44 million)	USD Fixed	—	2009	—	44
Other borrowings	Various	1.37%	2010-2040	116	136
Total long-term debt				$5,619	$6,058
Less: current portion of long-term debt				522	892
Long-term debt (excluding current portion)				$5,097	$5,166

Short-Term Borrowings and Current Portion of Long-Term Debt

(Millions)	Effective Interest Rate*	2009	2008
Current portion of long-term debt	4.00%	$522	$892
U.S. dollar commercial paper	—	—	575
Other borrowings	7.46%	91	85
Total short-term borrowings and current portion of long-term debt		$613	$1,552

Weighted-Average Effective Interest Rate*

	Total		Excluding ESOP Debt
At December 31	2009	2008	2009	2008
Short-term	4.51%	3.59%	N/A	3.53%
Long-term	4.04%	4.72%	N/A	4.72%

* Debt tables reflect the effects of interest rate swaps at December 31; weighted-average effective interest rate table reflects the combined effects of interest rate and currency swaps at December 31. The ESOP debt matured in 2009.

Maturities of long-term debt for the five years subsequent to December 31, 2009 are as follows (in millions):

2010	2011	2012	2013	2014	After 2014	Total
$522	$923	$724	$849	$1,521	$1,080	$5,619

The Company’s $350 million of Dealer Remarketable Securities (classified as current portion of long-term debt) were remarketed for one year in December 2009. Long-term debt payments due in 2010 include these $350 million of Dealer Remarketable Securities, which mature in December 2010, and $146 million of floating rate notes. The floating rate notes are classified as current portion of long-term debt as the result of put provisions associated with these debt instruments. Long-term debt payments due in 2011 include floating rate notes totaling $100 million as a result of put provisions. Additionally, payments due in 2012 include the $225 million carrying amount of Convertible Notes, as a result of put provisions.

The ESOP debt, which matured in 2009, was serviced by dividends on stock held by the ESOP and by Company contributions. These contributions were not reported as interest expense, but were reported as an employee benefit expense in the Consolidated Statement of Income. Refer to Note 15 for more detail on the ESOP. Other borrowings included debt held by 3M’s international companies and floating rate notes in the United States, with the long-term portion of this debt primarily composed of U.S. dollar floating rate debt.

The Company has an AA- credit rating, with a stable outlook, from Standard & Poor’s and an Aa2 credit rating, with a stable outlook, from Moody’s Investors Service. At December 31, 2009, the $350 million of Dealer Remarketable Securities had ratings triggers (BBB-/Baa3 or lower) that would require repayment of debt. In addition, under the Company’s $1.5-billion five-year credit facility agreement that was effective April 30, 2007, 3M is required to maintain its EBITDA to Interest Ratio as of the end of each fiscal quarter at not less than 3.0 to 1. This is calculated (as defined in the agreement) as the ratio of consolidated total EBITDA for the four consecutive quarters then ended to total interest expense on all funded debt for the same period. At December 31, 2009, this ratio was approximately 27 to 1. At December 31, 2009, available short-term committed lines of credit, including the preceding $1.5 billion five-year credit facility, totaled approximately $1.593 billion, of which approximately $145 million was utilized in connection with normal business activities. Debt covenants do not restrict the payment of dividends.

The floating rate notes due in 2044 have an annual put feature. According to the terms, holders can require 3M to repurchase the securities at a price of 98 percent of par value each December from 2005 through 2008, at 99 percent of par value from 2009 through 2013, and at 100 percent of par value from 2014 and every anniversary thereafter until final maturity in December 2044. In December 2009 and 2008, the Company was required to repurchase an immaterial amount of principal on this bond.

The Company has a “well-known seasoned issuer” shelf registration statement, effective February 17, 2009, which registers an indeterminate amount of debt or equity securities for future sales. No securities have been issued under this shelf. The Company intends to use the proceeds from future securities sales off this shelf for general corporate purposes. In connection with a prior “well-known seasoned issuer” shelf registration, in June 2007 the Company established a $3 billion medium-term notes program. Three debt securities have been issued under this medium-term notes program. First, in December 2007, 3M issued a five-year, $500 million, fixed rate note with a coupon rate of 4.65%. Second, in August 2008, 3M issued a five-year, $850 million, fixed rate note with a coupon rate of 4.375%. Third, in October 2008, the Company issued a three-year $800 million, fixed rate note with a coupon rate of 4.50%. The Company entered into an interest rate swap to convert this $800 million note to a floating rate.

The Company also issued notes under an earlier $1.5 billion medium-term note program. In March 2007, the Company issued a 30-year, $750 million, fixed rate note with a coupon rate of 5.70%. In November 2006, 3M issued a three-year, $400 million, fixed rate note. The Company entered into an interest rate swap to convert this to a rate based on a floating LIBOR index. Both the note and related swap matured in November 2009. In December 2004, 3M issued a 40-year, $62 million floating rate note ($60 million outstanding at December 31, 2009), with the rate based on a floating LIBOR index. This earlier $1.5 billion medium term note program was replaced by the $3 billion program established in June 2007.

In July 2007, 3M issued a seven year 5.0% fixed rate Eurobond for an amount of 750 million Euros (book value of approximately $1.123 billion in U.S. Dollars at December 31, 2009). Upon debt issuance in July 2007, 3M completed a fixed-to-floating interest rate swap on a notional amount of 400 million Euros as a fair value hedge of a portion of the fixed interest rate Eurobond obligation. In December 2007, 3M reopened the existing seven year 5.0% fixed rate Eurobond for an additional amount of 275 million Euros (book value of approximately $398 million in U.S. Dollars at December 31, 2009). This security was issued at a premium and was subsequently consolidated with the original security on January 15, 2008.

3M may redeem its 30-year zero-coupon senior notes (the “Convertible Notes”) at any time in whole or in part at the accreted conversion price; however, bondholders may convert upon notification of redemption each of the notes into 9.4602 shares of 3M common stock (which 3M would intend to payout in cash). Holders of the 30-year zero-coupon senior notes have the option to require 3M to purchase their notes at accreted value on November 21 in the years 2005, 2007, 2012, 2017, 2022 and 2027. In November 2005, 22,506 of the 639,000 in outstanding bonds were redeemed, resulting in a payout from 3M of approximately $20 million. In November 2007, an additional 364,598 outstanding bonds were redeemed resulting in a payout from 3M of approximately $322 million. These payouts reduced the Convertible Notes’ face value at maturity to $252 million, which equates to a book value of approximately $225 million at December 31, 2009. As disclosed in a Form 8-K in November 2005, 3M amended the terms of these securities to pay cash at a rate of 2.40% per annum of the principal amount at maturity of the Company’s Convertible Notes, which equated to 2.75% per annum of the notes’ accreted value on November 21, 2005. The cash interest payments were made semiannually in arrears on May 22, 2006, November 22, 2006, May 22, 2007 and November 22, 2007 to holders of record on the 15th calendar day preceding each such interest payment date. Effective November 22, 2007, the effective interest rate reverted back to the original yield of 0.50%.

3M originally sold $639 million in aggregate face amount of these “Convertible Notes” on November 15, 2002, which are convertible into shares of 3M common stock. The gross proceeds from the offering, to be used for general corporate purposes, were $550 million ($540 million net of issuance costs). As discussed in Note 1, 3M adopted changes to accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement), effective January 1, 2009, with retrospective application to all periods presented. As such, additional interest expense essentially equivalent to the portion of issuance proceeds retroactively allocated to the instrument’s equity component was recognized over the period from the Convertible Notes’ issuance on November 15, 2002 through November 15, 2005 (the first date holders of these Notes had the ability to put them back to 3M). Debt issuance costs were amortized on a straight-line basis over a three-year period beginning in November 2002. Debt issue costs allocated to the Notes’ equity component were not material. On February 14, 2003, 3M registered these Convertible Notes in a registration statement filed with the Securities and Exchange Commission. The terms of the Convertible Notes include a yield to maturity of 0.50% and an initial conversion premium of 40 percent over the $65.00 (split-adjusted) closing price of 3M common stock on November 14, 2002. If certain conditions for conversion (relating to the closing common stock prices of 3M exceeding the conversion trigger price for specified periods) are met, holders may convert each of the 30-year zero-coupon senior notes into 9.4602 shares of 3M common stock in any calendar quarter commencing after March 31, 2003. The conversion trigger price for the fourth quarter of 2009 was $122.42 per share. If the conditions for conversion are met, and 3M elects not to settle in cash, the 30-year zero-coupon senior notes will be convertible in the aggregate into approximately 2.4 million shares of 3M common stock. The conditions for conversion related to the Company’s Convertible Notes have never been met. If the conditions for conversion are met, 3M may choose to pay in cash and/or common stock; however, if this occurs, the Company has the intent and ability to settle this debt security in cash. Accordingly, there was no impact on 3M’s diluted earnings per share.

In December 2009, the Company’s $350 million of Dealer Remarketable Securities were remarketed. They were reissued with a fixed coupon rate of 5.61%. These securities, which are classified as current portion of long-term debt, were originally issued in December 2000 and have a final maturity date of December 2010.

NOTE 11.  Pension and Postretirement Benefit Plans

3M has company-sponsored retirement plans covering substantially all U.S. employees and many employees outside the United States. In total, 3M has over 60 plans in 24 countries. Pension benefits associated with these plans generally are based on each participant’s years of service, compensation, and age at retirement or termination. In addition to providing pension benefits, the Company provides certain postretirement health care and life insurance benefits for substantially all of its U.S. employees who reach retirement age while employed by the Company. Most international employees and retirees are covered by government health care programs. The cost of company-provided postretirement health care plans for international employees is not material and is combined with U.S. amounts in the tables that follow.

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

In August 2006, the Pension Protection Act (PPA) was signed into law in the U.S. The PPA increases the funding target for defined benefit pension plans to 100% of the target liability. The PPA transition rules require a funding liability target of 92% in 2008, reaching 100% by 2011. 3M’s U.S. qualified defined benefit plans are funded at the applicable transition funding liability target for 2009.

During the first quarter of 2008, the Company made modifications to its U.S. postretirement benefits plan. The changes were effective beginning January 1, 2009, and allow current retired employees and employees who retire before January 1, 2013 the option to continue on the existing postretirement plans or elect the new plans. Current employees who retire after December 31, 2012, will receive a savings account benefits-based plan. As a result of the modification to the U.S. postretirement benefits plan, the Company remeasured its U.S. plans’ assets and accumulated postretirement benefit obligation (APBO) as of March 31, 2008. The impact of the plan modifications reduced the APBO by $148 million, which was partially offset by asset values being $97 million lower than on December 31, 2007. Therefore, the accrued benefit cost liability recorded on the balance sheet as of March 31, 2008, was reduced by $51 million. The remeasurement reduced the 2008 expense by $15 million.

In 2009, the Company made further modifications to its U.S. postretirement benefit plan. The changes are effective beginning January 1, 2010, and limit the amount of medical inflation absorbed by the Company to three percent a year. As a result, as of the December 31, 2009 measurement date, the APBO was reduced by $168 million.

During the second quarter of 2009, the Company offered a voluntary early retirement incentive program to certain eligible participants of its U.S. pension plans who met age and years of pension service requirements. The eligible participants who accepted the offer and retired by June 1, 2009, received an enhanced pension benefit. Pension benefits were enhanced by adding one additional year of pension service and one additional year of age for certain benefit calculations. Approximately 700 participants accepted the offer and retired by June 1, 2009. As a result, the Company incurred a $21 million charge related to these special termination benefits.

During 2009, 3M Sumitomo (Japan) experienced a higher number of retirements than normal, largely due to early retirement incentive programs, which required eligible employees who elected to leave the Company to retire by September 2009. Participants in the Japan pension plan had the option of receiving cash lump sum payments when exiting the plan, which a number of participants exiting the pension plan elected to receive. In accordance with ASC 715, Compensation — Retirement Benefits, settlement accounting is required when the lump sum distributions in a year are greater than the sum of the annual service and interest costs. Due to the large number of lump sum payment elections in 2009 the Company incurred $17 million of settlement charges.

3M was informed during the first quarter of 2009 that the general partners of WG Trading Company, in which 3M’s benefit plans hold limited partnership interests, are the subject of a criminal investigation as well as civil proceedings by the SEC and CFTC (Commodity Futures Trading Commission). As of December 31, 2009 these holdings represented less than 2 percent of 3M’s fair value of total plan assets. The court appointed receiver has taken control of WG Trading Company and other entities controlled by its general partners, and further redemptions of limited partnership interests are restricted pending court proceedings. 3M currently believes that the resolution of these events will not have a material adverse effect on the consolidated financial position of the Company. The Company has insurance that it believes, based on what is currently known, is applicable to this potential loss.

Following is a reconciliation of the beginning and ending balances of the benefit obligation and the fair value of plan assets as of December 31:

	Qualified and Non-qualified Pension Benefits				Postretirement
	United States		International		Benefits
(Millions)	2009	2008	2009	2008	2009	2008
Change in benefit obligation
Benefit obligation at beginning of year	$10,395	$10,215	$4,037	$4,856	$1,611	$1,809
Acquisitions	—	22	—	—	—	—
Service cost	183	192	98	120	51	53
Interest cost	619	597	235	252	97	100
Participant contributions	—	—	4	5	52	56
Foreign exchange rate changes	—	—	284	(620)	14	(20)
Plan amendments	—	9	14	(9)	(168)	(148)
Actuarial (gain) loss	822	(40)	255	(369)	80	(93)
Medicare Part D Reimbursement	—	—	—	—	10	12
Benefit payments	(649)	(606)	(245)	(194)	(168)	(158)
Settlements, curtailments, special termination benefits and other	21	6	3	(4)	—	—
Benefit obligation at end of year	$11,391	$10,395	$4,685	$4,037	$1,579	$1,611
Change in plan assets
Fair value of plan assets at beginning of year	$9,243	$11,096	$3,022	$4,424	$929	$1,355
Acquisitions	—	13	—	—	—	—
Actual return on plan assets	1,148	(1,495)	361	(872)	129	(377)
Company contributions	755	235	504	186	133	53
Participant contributions	—	—	4	5	52	56
Foreign exchange rate changes	—	—	251	(527)	—	—
Benefit payments	(649)	(606)	(245)	(194)	(168)	(158)
Settlements, curtailments, special termination benefits and other	(4)	—	—	—	—	—
Fair value of plan assets at end of year	$10,493	$9,243	$3,897	$3,022	$1,075	$929
Funded status at end of year	$(898)	$(1,152)	$(788)	$(1,015)	$(504)	$(682)

	Qualified and Non-qualified Pension Benefits				Postretirement
	United States		International		Benefits
(Millions)	2009	2008	2009	2008	2009	2008
Amounts recognized in the Consolidated Balance Sheet as of Dec. 31,
Non-current assets	$—	$—	$78	$36	$—	$—
Accrued benefit cost
Current liabilities	(30)	(31)	(7)	(5)	(4)	(2)
Non-current liabilities	(868)	(1,121)	(859)	(1,046)	(500)	(680)
Ending balance	$(898)	$(1,152)	$(788)	$(1,015)	$(504)	$(682)
Amounts recognized in accumulated other comprehensive income as of Dec. 31,
Net transition obligation (asset)	$—	$—	$(5)	$(3)	$—	$—
Net actuarial loss (gain)	3,975	3,489	1,650	1,468	1,059	1,089
Prior service cost (credit)	46	62	(57)	(80)	(504)	(416)
Ending balance	$4,021	$3,551	$1,588	$1,385	$555	$673

The balance of amounts recognized for international plans in accumulated other comprehensive income as of December 31 in the preceding table are presented based on the foreign currency exchange rate on that date.

The accumulated benefit obligation of the U.S. pension plans was $10.769 billion and $9.844 billion at December 31, 2009 and 2008, respectively. The accumulated benefit obligation of the international pension plans was $4.279 billion and $3.681 billion at December 2009 and 2008, respectively.

The following amounts relate to pension plans with accumulated benefit obligations in excess of plan assets as of December 31:

	Qualified and Non-qualified Pension Plans
	United States		International
(Millions)	2009	2008	2009	2008
Projected benefit obligation	$454	$10,395	$3,322	$3,562
Accumulated benefit obligation	448	9,844	3,126	3,293
Fair value of plan assets	23	9,243	2,526	2,529

Components of net periodic benefit cost and other supplemental information for the years ended December 31 follow:

Components of net periodic benefit cost and other amounts recognized in other comprehensive income

	Qualified and Non-qualified Pension Benefits						Postretirement
	United States			International			Benefits
(Millions)	2009	2008	2007	2009	2008	2007	2009	2008	2007

Net periodic benefit cost
Service cost	$183	$192	$192	$98	$120	$125	$51	$53	$57
Interest cost	619	597	568	235	252	228	97	100	104
Expected return on plan assets	(906)	(889)	(840)	(260)	(305)	(290)	(86)	(104)	(107)
Amortization of transition (asset) obligation	—	—	—	3	3	3	—	—	—
Amortization of prior service cost (benefit)	16	15	14	(4)	(2)	(2)	(81)	(97)	(72)
Amortization of net actuarial (gain) loss	99	58	126	42	38	55	66	64	74
Net periodic benefit cost	$11	$(27)	$60	$114	$106	$119	$47	$16	$56
Settlements, curtailments, special termination benefits and other	26	7	7	25	3	4	—	—	9
Net periodic benefit cost after settlements, curtailments, special termination benefits and other	$37	$(20)	$67	$139	$109	$123	$47	$16	$65

The estimated amortization from accumulated other comprehensive income into net periodic benefit cost in 2009 follows:

Amounts expected to be amortized from accumulated other comprehensive income into net periodic benefit costs over next fiscal year

	Qualified and Non-qualified Pension Benefits
(Millions)	United States	International	Postretirement Benefits
Amortization of transition (asset) obligation	$—	$1	$—
Amortization of prior service cost (benefit)	13	(3)	(94)
Amortization of net actuarial (gain) loss	221	85	86
Total amortization expected over the next fiscal year	$234	$83	$(8)

Other supplemental information for the years ended December 31 follows:

Weighted-average assumptions used to determine benefit obligations

	Qualified and Non-qualified Pension Benefits						Postretirement
	United States			International			Benefits
	2009	2008	2007	2009	2008	2007	2009	2008	2007

Discount rate	5.77%	6.14%	6.00%	5.30%	5.53%	5.39%	5.62%	6.14%	6.00%
Compensation rate increase	4.30%	4.30%	4.30%	3.72%	3.50%	3.82%	N/A	N/A	N/A

Weighted-average assumptions used to determine net cost for years ended

	2009	2008	2007	2009	2008	2007	2009	2008	2007

Discount rate	6.14%	6.00%	5.75%	5.53%	5.39%	4.88%	6.14%	6.00%	5.75%
Expected return on assets	8.50%	8.50%	8.75%	6.86%	7.19%	7.19%	7.24%	8.60%	8.60%
Compensation rate increase	4.30%	4.30%	4.30%	3.50%	3.82%	3.67%	N/A	N/A	N/A

The Company determines the discount rate used to measure plan liabilities as of the December 31 measurement date for the U.S. pension and postretirement benefit plans, which is also the date used for the related annual measurement assumptions. The discount rate reflects the current rate at which the associated liabilities could be effectively settled at the end of the year. The Company sets its rate to reflect the yield of a portfolio of high quality, fixed-income debt instruments that would produce cash flows sufficient in timing and amount to settle projected future benefits. Using this methodology, the Company determined a discount rate of 5.77% for pension and 5.62% for postretirement benefits to be appropriate as of December 31, 2009, which is a decrease of 0.37 of a percentage point and 0.52 of a percentage point, respectively, from the rate used as of December 31, 2008. For the international pension and postretirement plans the discount rates also reflect the current rate at which the associated liabilities could be effectively settled at the end of the year. If the country has a deep market in corporate bonds the Company matches the expected cash flows from the plan either to a portfolio of bonds that generate sufficient cash flow or a notional yield curve generated from available bond information. In countries that do not have a deep market in corporate bonds, government bonds are considered with a risk premium to approximate corporate bond yields.

For the U.S. qualified pension plans, the Company’s assumption for the expected return on plan assets was 8.50% in 2009. Projected returns are based primarily on broad, publicly traded equity and fixed-income indices and forward-looking estimates of active portfolio and investment management. As of December 31, 2009, the Company’s 2010 expected long-term rate of return on U.S. plan assets is based on an asset allocation assumption of 40% global equities, with an expected long-term rate of return of 8.7%, 13% private equities with an expected long-term rate of return of 12.7%; 26% fixed-income securities with an expected long-term rate of return of 4.6%; 16% absolute return investments independent of traditional performance benchmarks, with an expected long term return of 6.5%; and 5% commodities with an expected long-term rate of return of 6.4%. The Company expects additional positive return from active investment management. These assumptions result in an 8.50% expected rate of return on an annualized basis in 2010. The actual rate of return on plan assets in 2009 was 12.6%. In 2008 the plan experienced a loss of 13.6% and in 2007 earned a rate of return in excess of 14%. The average annual actual return on the plan assets over the past 10 and 25 years has been 5.6% and 11.2%, respectively. Return on assets assumptions for international pension and other post-retirement benefit plans are calculated on a plan-by-plan basis using plan asset allocations and expected long-term rate of return assumptions.

During 2009, the Company made discretionary contributions totaling $710 million to its principal U.S. qualified pension plan. Of the $710 million, $600 million was contributed in shares of the Company’s common stock, which is considered a non-cash financing activity. In 2010, the Company expects to contribute an amount in the range of $500 million to $700 million to its U.S. and international retirement plans. The Company does not have a required minimum pension contribution obligation for its U.S. plans in 2010. Therefore, the amount of the anticipated discretionary contribution could vary significantly depending on the U.S. plans’ funded status and the anticipated tax deductibility of the contribution.

Assumed Health Care Trend Rates

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

	2009		2008
	Pre-65	Post-65	Pre-65	Post-65
Health care cost trend rate used to determine benefit obligations	7.75%	8.50%	8.00%	9.25%
Rate that the cost trend rate is assumed to decline to (ultimate trend rate)	5.00%	5.00%	5.00%	5.00%
Years to Ultimate Trend Rate	6	6	7	7

The assumed health care trend rates shown above reflect 3M’s expected medical and drug claims experience. As noted above, the Company made modifications to its postretirement health plan to limit the amount of inflation it will cover to three percent; the remaining inflation will be passed on to plan participants. Since the Company has limited its inflationary costs a change in medical trend rate only impacts the amount of Medicare Subsidy it will receive. A one percentage point change in assumed health cost trend rates would have the following effects:

Health Care Cost

(Millions)	One Percentage Point Increase	One Percentage Point Decrease
Effect on total of service and interest cost	$14	$(11)
Effect on postretirement benefit obligation	(13)	11

Future Pension and Postretirement Benefit Payments

The following table provides the estimated pension and postretirement benefit payments that are payable from the plans to participants, and also provides the Medicare subsidy receipts expected to be received.

	Qualified and Non-qualified Pension Benefits		Postretirement	Medicare Subsidy
(Millions)	United States	International	Benefits	Receipts

2010 Benefit Payments	$652	$194	$127	$12
2011 Benefit Payments	670	196	130	14
2012 Benefit Payments	691	213	132	15
2013 Benefit Payments	712	220	138	17
2014 Benefit Payments	735	235	146	18
Following five years	4,032	1,385	794	101

Plan Asset Management

3M’s investment strategy for its pension and postretirement plans is to manage the funds on a going-concern basis. The primary goal of the funds is to meet the obligations as required. The secondary goal is to earn the highest rate of return possible, without jeopardizing its primary goal, and without subjecting the Company to an undue amount of contribution rate volatility. Fund returns are used to help finance present and future obligations to the extent possible within actuarially determined funding limits and tax-determined asset limits, thus reducing the level of contributions 3M must make. The investment strategy has used long duration cash and derivative instruments to offset approximately 50 percent of the interest rate sensitivity of U.S. pension liabilities. In addition, credit risk is managed through mandates for public securities and maximum issuer limits that are established and monitored on a regular basis.

During 2009, $600 million of 3M common stock was contributed to the principal U.S. qualified pension plan. All of the 3M shares contributed to the U.S. pension plan were sold before year end by an independent fiduciary to the plan. Normally, 3M does not buy or sell any of its own stock as a direct investment for its pension and other postretirement benefit funds. However, due to external investment management of the funds, the plans may indirectly buy, sell or hold 3M stock. The aggregate amount of the shares would not be considered to be material relative to the aggregate fund percentages.

The discussion that follows references the fair value measurements of certain assets in terms of levels 1, 2 and 3. See Note 13 for descriptions of these levels.

U.S. Pension Plans Assets

In order to achieve the investment objectives in the U.S. pension plans, the investment policy includes a target strategic asset allocation. The investment policy allows some tolerance around the target in recognition that market fluctuations and illiquidity of some investments may cause the allocation to a specific asset class to stray from the target allocation, potentially for long periods of time. Acceptable ranges have been designed to allow for deviation from long-term targets and to allow for the opportunity for tactical over- and under-weights. The portfolio will normally be rebalanced when the quarter-end asset allocation deviates from acceptable ranges. The allocation is reviewed regularly by the named fiduciary of the plans.

The fair values of the assets held by the U.S. pension plans by asset category are as follows:

(Millions)	Fair Value At Dec. 31,	Fair Value Measurements Using Inputs Considered as
Asset Category	2009	Level 1	Level 2	Level 3
Global equity	$3,109	$2,391	$714	$4
Fixed income	2,878	795	1,898	185
Private equity	1,997	36	—	1,961
Absolute return	1,766	—	1,038	728
Commodities	396	—	159	237
Cash	489	489	—	—
Total	$10,635	$3,711	$3,809	$3,115

Other items to reconcile to fair value of plan assets	$(142)

Fair value of plan assets	$10,493

Global equity consists primarily of publicly traded U.S. and non-U.S. equities, Europe, Australasia, Far East (EAFE) index funds, equity private placement funds and some cash and cash equivalents. Publicly traded equities are valued at the closing price reported in the active market in which the individual securities are traded. Index funds are valued at the net asset value (NAV) as determined by the custodian of the fund. The NAV is based on the fair value of the underlying assets owned by the fund, minus its liabilities then divided by the number of units outstanding. Private placement funds are valued using the most recent general partner statement of fair value, updated for any subsequent partnership interests’ cash flows.

Fixed income consists of U.S. treasuries, preferred securities, convertible securities, U.S. and non-U.S. corporate bonds, asset backed securities, collateralized mortgage obligations, agencies, private placements and cash and cash equivalents. Included in fixed income are derivative investments such as credit default swaps, interest rate swaps and futures contracts that are used to help manage risks. U.S. government and government agency bonds and notes are valued at the closing price reported in the active market in which the individual security is traded. Corporate and other bonds and notes are valued at either the yields currently available on comparable securities of issuers with similar credit ratings or valued under a discounted cash flows approach that maximizes observable inputs, such as current yields of similar instruments, but includes adjustments for certain risks that may not be observable such as credit and liquidity risks. Swaps and derivative instruments are valued by the custodian using closing market swap curves and market derived inputs.

Private equity consists of interests in partnerships that invest in U.S. and non-U.S. debt and equity securities. The portfolio is a diversified mix of partnership interests including buyouts, distressed debt, growth equity, mezzanine, real estate and venture capital investments. Partnership interests are valued using the most recent general partner statement of fair value, updated for any subsequent partnership interests’ cash flows.

Absolute return consists primarily of private partnership interests in hedge funds, hedge fund of funds and bank loan funds. Partnership interests are valued using the NAV as determined by the administrator or custodian of the fund. Hedge fund partnership interests, which have a redemption right and are past any lock-up redemption period, are classified as level 2.

Commodities consist of commodity-linked notes and commodity-linked derivative contracts designed to deliver investment returns similar to the Goldman Sachs Commodities Index (GSCI) or Dow Jones UBS Commodity index returns. Commodities are valued at closing prices determined by calculation agents for outstanding transactions.

Other items to reconcile to fair value of plan assets is the net of interest receivable, amounts due for securities sold, amounts payable for securities purchased and interest payable.

The following table sets forth a summary of changes in the fair values of the U.S. pension plans’ level 3 assets for the year ended December 31, 2009:

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
(Millions)	Global equity	Fixed income	Private equity	Absolute return	Comm- odities	Total
Beginning balance at January 1, 2009	$1	$122	$2,054	$1,548	$—	$3,725
Net transfers into / (out of) level 3	(106)	—	—	(1,043)	—	(1,149)
Purchases, sales, issuances and settlements, net	1	11	(241)	(162)	237	(154)
Realized gain/(loss)	—	1	(9)	(4)	—	(12)
Unrealized gains/(losses) relating to instruments still held at the reporting date	108	51	157	389	—	705
Ending balance at December 31, 2009	$4	$185	$1,961	$728	$237	$3,115

International Pension Plans Assets

Outside the U.S., pension plan assets are typically managed by decentralized fiduciary committees. The disclosure below of asset categories is presented in aggregate for the 55 plans in 23 countries, however there is significant variation in policy asset allocation from country to country. Local regulations, local funding rules, and local financial and tax considerations are part of the funding and investment allocation process in each country. 3M’s Treasury group provides standard funding and investment guidance to all international plans with more focused guidance to the larger plans.

Each plan has its own strategic asset allocation. The asset allocations are reviewed periodically and rebalanced when necessary.

The fair values of the assets held by the international pension plans by asset category are as follows:

(Millions)	Fair Value At Dec. 31,	Fair Value Measurements Using Inputs Considered as
Asset Category	2009	Level 1	Level 2	Level 3
Global equity	$1,619	$1,330	$275	$14
Domestic fixed income	936	283	623	30
Foreign fixed income	622	222	400	—
Real estate	54	—	3	51
Insurance	375	—	—	375
Other	104	—	104	—
Cash	208	208	—	—
Total	$3,918	$2,043	$1,405	$470

Other items to reconcile to fair value of plan assets	$(21)

Fair value of plan assets	$3,897

Global equity consists primarily of mandates in public equity securities managed to the Morgan Stanley Capital All Country World Index. Publicly traded equities are valued at the closing price reported in the active market in which the individual securities are traded.

Domestic and foreign fixed income consists of both active and passive mandates including governments, corporate, mortgage backed and other fixed income instruments. Included in fixed income are derivative investments such as interest rate swaps that are used to help manage risks. Governments, corporate bonds and notes and mortgage backed securities are valued at either the closing price reported if traded on an active market or at yields currently available on comparable securities of issuers with similar credit ratings or valued under a discounted cash flows approach that maximizes observable inputs, such as current yields of similar instruments, but includes adjustments for certain risks that may not be observable such as credit and liquidity risks.

Real estate consists of property funds and REITS (Real Estate Investment Trusts). Property funds are valued using the most recent partnership statement of fair value, updated for any subsequent partnership interests’ cash flows. REITS are valued at the closing price reported in the active market in which it is traded.

Insurance consists of insurance contracts, which are valued using cash surrender values which is the amount the plan would receive if the contract was cashed out at year end.

Other consists primarily of interests in hedge funds. Hedge funds are valued at the NAV as determined by the independent administrator or custodian of the fund.

Other items to reconcile to fair value of plan assets is the net of interest receivable, amounts due for securities sold, amounts payable for securities purchased and interest payable.

The following table sets forth a summary of changes in the fair values of the international pension plans level 3 assets for the year ended December 31, 2009:

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
(Millions)	Global equity	Domestic fixed income	Real estate	Insur- ance	Total
Beginning balance at January 1, 2009	$23	$29	$45	$337	$434
Net transfers into / (out of) level 3	—	—	—	11	11
Foreign currency exchange	2	4	3	7	16
Purchases, sales, issuances and settlements, net	(7)	(2)	—	(10)	(19)
Realized gain/(loss)	—	—	—	—	—
Unrealized gains/(losses) relating to instruments still held at the reporting date	(4)	(1)	3	30	28
Ending balance at December 31, 2009	$14	$30	$51	$375	$470

Postretirement Benefit Plans Assets

In order to achieve the investment objectives in the U.S. postretirement plan, the investment policy includes a target strategic asset allocation. The investment policy allows some tolerance around the target in recognition that market fluctuations and illiquidity of some investments may cause the allocation to a specific asset class to stray from the target allocation, potentially for long periods of time. Acceptable ranges have been designed to allow for deviation from long-term targets and to allow for the opportunity for tactical over- and under-weights. The portfolio will normally be rebalanced when the quarter-end asset allocation deviates from acceptable ranges. The allocation is reviewed regularly by the named fiduciary of the plan.

The fair values of the assets held by the postretirement benefits plans by asset category are as follows:

(Millions)	Fair Value At Dec. 31,	Fair Value Measurements Using Inputs Considered as
Asset Category	2009	Level 1	Level 2	Level 3
Global equity	$470	$417	$53	$—
Fixed income	268	50	212	6
Private equity	246	1	—	245
Absolute return	53	—	31	22
Commodities	12	—	5	7
Cash	42	42	—	—
Total	$1,091	$510	$301	$280

Other items to reconcile to fair value of plan assets	$(16)

Fair value of plan assets	$1,075

Global equity consists primarily of publicly traded U.S. and non-U.S. equities, EAFE index funds, equity private placement funds and some cash and cash equivalents. Publicly traded equities are valued at the closing price reported in the active market in which the individual securities are traded. Index funds are valued at the NAV as determined by the custodian of the fund. The NAV is based on the fair value of the underlying assets owned by the fund, minus its liabilities then divided by the number of units outstanding. Private placement funds are valued using the most recent general partner statement of fair value, updated for any subsequent partnership interests’ cash flows.

Fixed income consists of U.S. treasuries, municipal bonds, preferred securities, convertible securities, U.S. and non-U.S. corporate bonds, asset backed securities, collateralized mortgage obligations, agencies, private placements and cash and cash equivalents. Included in fixed income are derivative investments such as credit default swaps, interest rate swaps and futures contracts that are used to help manage risks. U.S. government and government agency bonds and notes are valued at the closing price reported in the active market in which the individual security is traded. Corporate and other bonds and notes are valued at either the yields currently available on comparable securities of issuers with similar credit ratings or valued under a discounted cash flows approach that maximizes observable inputs, such as current yields of similar instruments, but includes adjustments for certain risks that may not be observable such as credit and liquidity risks. Swaps and derivative instruments are valued by the custodian using market swap curves and market derived inputs.

Private equity consists of interests in partnerships that invest in U.S. and non-U.S. debt and equity securities. The portfolio is a diversified mix of partnership interests including buyouts, distressed debt, growth equity, mezzanine, real estate and venture capital investments. Partnership interests are valued using the most recent general partner statement of fair value, updated for any subsequent partnership interests’ cash flows.

Absolute return primarily consists of private partnership interests in hedge funds, hedge fund of funds and bank loan funds. Partnership interests are valued using the NAV as determined by the independent administrator or custodian of the fund.

Commodities consist of commodity-linked notes and commodity-linked derivative contracts designed to deliver investment returns similar to the GSCI or Dow Jones UBS Commodity index returns. Commodities are valued at closing prices determined by calculation agents for outstanding transactions.

Other items to reconcile to fair value of plan assets is the net of interest receivable, amounts due for securities sold, foreign currency fluctuations, amounts payable for securities purchased and interest payable.

The following table sets forth a summary of changes in the fair values of the postretirement plans’ level 3 assets for the year ended December 31, 2009:

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
(Millions)	Fixed income	Private equity	Absolute return	Commo- dities	Total
Beginning balance at January 1, 2009	$4	$265	$47	$—	$316
Net transfers into / (out of) level 3	—	—	(31)	—	(31)
Purchases, sales, issuances and settlements, net	—	(38)	(5)	7	(36)
Realized gain/(loss)	—	(14)	—	—	(14)
Unrealized gains/(losses) relating to instruments still held at the reporting date	2	32	11	—	45
Ending balance at December 31, 2009	$6	$245	$22	$7	$280

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

Additional information with respect to the impacts on other comprehensive income of nonderivative hedging and derivative instruments is included in Note 6. Additional information with respect to the fair value of derivative instruments is included in Note 13. References to information regarding derivatives and/or hedging instruments associated with the Company’s long-term debt are also made in Note 10.

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

Cash Flow Hedging - Foreign Currency Forward and Option Contracts: The Company enters into foreign exchange forward and option contracts to hedge against the effect of exchange rate fluctuations on cash flows denominated in foreign currencies and certain intercompany financing transactions. These transactions are designated as cash flow hedges. The settlement or extension of these derivatives will result in reclassifications (from accumulated other comprehensive income) to earnings in the period during which the hedged transactions affect earnings. Generally, 3M dedesignates these cash flow hedge relationships in advance of the occurrence of the forecasted transaction. The portion of gains or losses on the derivative instrument previously accumulated in other comprehensive income for dedesignated hedges remains in accumulated other comprehensive income until the forecasted transaction occurs. Changes in the value of derivative instruments after dedesignation are recorded in earnings and are included in the Derivatives Not Designated as Hedging Instruments section below. Hedge ineffectiveness and the amount excluded from effectiveness testing recognized in income on cash flow hedges were not material for 2009 and 2008. The maximum length of time over which 3M hedges its exposure to the variability in future cash flows for a majority of the forecasted transactions is 12 months and, accordingly, at December 31, 2009, the majority of the Company’s open foreign exchange forward and option contracts had maturities of one year or less. The dollar equivalent gross notional amount of the Company’s foreign exchange forward and option contracts designated as cash flow hedges at December 31, 2009 was approximately $2.9 billion.

Cash Flow Hedging - Commodity Price Management: The Company manages commodity price risks through negotiated supply contracts, price protection agreements and forward physical contracts. The Company uses commodity price swaps relative to natural gas as cash flow hedges of forecasted transactions to manage price volatility. The related mark-to-market gain or loss on qualifying hedges is included in other comprehensive income to the extent effective, and reclassified into cost of sales in the period during which the hedged transaction affects earnings. Generally, the length of time over which 3M hedges its exposure to the variability in future cash flows for its forecasted natural gas transactions is 12 months. No significant commodity cash flow hedges were discontinued and hedge ineffectiveness was not material for 2009 and 2008. The dollar equivalent gross notional amount of the Company’s natural gas commodity price swaps designated as cash flow hedges at December 31, 2009 was $30 million.

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

Year ended December 31, 2009 (Millions)	Pretax Gain (Loss) Recognized in Other Comprehensive Income on Effective Portion of Derivative	Pretax Gain (Loss) Recognized in Income on Effective Portion of Derivative as a Result of Reclassification from Accumulated Other Comprehensive Income		Ineffective Portion of Gain (Loss) on Derivative and Amount Excluded from Effectiveness Testing Recognized in Income
Derivatives in Cash Flow Hedging Relationships	Amount	Location	Amount	Location	Amount
Foreign currency forward/option contracts	$(58)	Cost of sales	$96	Cost of sales	$—
Foreign currency forward contracts	55	Interest expense	(82)	Interest expense	—
Commodity price swap contracts	(18)	Cost of sales	(34)	Cost of sales	—
Total	$(21)		$(20)		$—

As of December 31, 2009, the Company had a balance of $36 million associated with the after tax net unrealized loss associated with cash flow hedging instruments recorded in accumulated other comprehensive income. 3M expects to reclassify to earnings over the next 12 months a majority of this balance (with the impact offset by cash flows from underlying hedged items).

Fair Value Hedges:

For derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivatives as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings.

Fair Value Hedging - Interest Rate Swaps: The Company manages interest expense using a mix of fixed and floating rate debt. To help manage borrowing costs, the Company may enter into interest rate swaps. Under these arrangements, the Company agrees to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated by reference to an agreed-upon notional principal amount. The dollar equivalent (based on inception date foreign currency exchange rates) gross notional amount of the Company’s interest rate swaps at December 31, 2009 was $1.352 billion.

At December 31, 2009, the Company had interest rate swaps designated as fair value hedges of underlying fixed rate obligations. In November 2006, the Company entered into a $400 million fixed-to-floating interest rate swap concurrent with the issuance of the three-year medium-term note due in 2009. The swap and the underlying note matured in November 2009. In July 2007, in connection with the issuance of a seven-year Eurobond for an amount of 750 million Euros, the Company completed a fixed-to-floating interest rate swap on a notional amount of 400 million Euros as a fair value hedge of a portion of the fixed interest rate Eurobond obligation. In May 2009, the Company entered into two fixed-to-floating interest rate swaps with an aggregate notional amount of $800 million designated as fair value hedges of the fixed interest rate obligation under the existing $800 million, three-year, 4.50% notes issued in October 2008. The mark-to-market of these fair value hedges is recorded as gains or losses in interest expense and is offset by the gain or loss on the underlying debt instrument, which also is recorded in interest expense. These fair value hedges are highly effective and, thus, there is no impact on earnings due to hedge ineffectiveness.

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

The location in the consolidated statements of income and amounts of gains and losses related to derivative instruments designated as fair value hedges and similar information relative to the hedged items are as follows:

Year ended December 31, 2009 (Millions)	Gain (Loss) on Derivative Recognized in Income		Gain (Loss) on Hedged Item Recognized in Income
Derivatives in Fair Value Hedging Relationships	Location	Amount	Location	Amount
Interest rate swap contracts	Interest expense	$16	Interest expense	$(16)
Total		$16		$(16)

Net Investment Hedges:

As circumstances warrant, the Company uses cross currency swaps, forwards and foreign currency denominated debt to hedge portions of the Company’s net investments in foreign operations. For hedges that meet the effectiveness requirements, the net gains or losses attributable to changes in spot exchange rates are recorded in cumulative translation within other comprehensive income. The remainder of the change in value of such instruments is recorded in earnings. Recognition in earnings of amounts previously recorded in cumulative translation is limited to circumstances such as complete or substantially complete liquidation of the net investment in the hedged foreign operation. At December 31, 2009, there were no cross currency swaps or foreign currency forward contracts designated as net investment hedges.

In November 2006, the Company entered into a three-year floating-to-floating cross currency swap with a notional amount of $200 million. This transaction was a partial hedge of the Company’s net investment in its European subsidiaries. This swap converted U.S. dollar-based variable interest payments to Euro-based variable interest payments associated with the notional amount. This swap matured in November 2009.

In September 2006, the Company entered into a three-year floating-to-floating cross currency swap with a notional amount of $300 million. This transaction was a partial hedge of the Company’s net investment in its Japanese subsidiaries. This swap converted U.S. dollar-based variable interest payments to yen-based variable interest payments associated with the notional amount. This swap matured in September 2009.

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

Year ended December 31, 2009 (Millions) Derivative and Nonderivative Instruments in	Pretax Gain (Loss) Recognized as Cumulative Translation within Other Comprehensive Income on Effective Portion of Instrument	Ineffective Portion of Gain (Loss) on Instrument and Amount Excluded from Effectiveness Testing Recognized in Income
Net Investment Hedging Relationships	Amount	Location	Amount
Cross currency swap contracts	$(12)	Interest expense	$—
Foreign currency denominated debt	(27)	N/A	—
Total	$(39)		$—

Derivatives Not Designated as Hedging Instruments:

Derivatives not designated as hedging instruments include dedesignated foreign currency forward and option contracts that formerly were designated in cash flow hedging relationships (as referenced in the preceding Cash Flow Hedges section). In addition, 3M enters into foreign currency forward contracts and commodity price swaps to offset, in part, the impacts of certain intercompany activities (primarily associated with intercompany licensing arrangements and certain intercompany loans) and fluctuations in costs associated with the use of certain precious metals, respectively. These derivative instruments are not designated in hedging relationships; therefore, fair value gains and losses on these contracts are recorded in earnings. The dollar equivalent gross notional amount of these forward, option and swap contracts not designated as hedging instruments totaled $860 million as of December 31, 2009. The Company does not hold or issue derivative financial instruments for trading purposes.

The location in the consolidated statements of income and amounts of gains and losses related to derivative instruments not designated as hedging instruments are as follows:

Year ended Dec. 31, 2009 (Millions)	Gain (Loss) on Derivative Recognized in Income
Derivatives Not Designated as Hedging Instruments	Location	Amount
Foreign currency forward/option contracts	Cost of sales	$(41)
Foreign currency forward contract	Interest expense	20
Commodity price swap contracts	Cost of sales	1
Total		$(20)

Location and Fair Value Amount of Derivative Instruments

The following table summarizes the fair value of 3M’s derivative instruments, excluding nonderivative instruments used as hedging instruments, and their location in the consolidated balance sheet.

December 31, 2009 (Millions)	Assets		Liabilities
Fair Value of Derivative Instruments	Location	Amount	Location	Amount

Derivatives designated as hedging instruments
Foreign currency forward/option contracts	Other current assets	$17	Other current liabilities	$41
Commodity price swap contracts	Other current assets	1	Other current liabilities	1
Interest rate swap contracts	Other assets	54	Other liabilities	—
Total derivatives designated as hedging instruments		$72		$42

Derivatives not designated as hedging instruments
Foreign currency forward/option contracts	Other current assets	$6	Other current liabilities	$52
Commodity price swap contracts	Other current assets	1	Other current liabilities	—
Total derivatives not designated as hedging instruments		$7		$52

Total derivative instruments		$79		$94

Additional information with respect to the fair value of derivative instruments is included in Note 13.

Currency Effects and Credit Risk

Currency Effects: 3M estimates that year-on-year currency effects, including hedging impacts, decreased net income attributable to 3M by approximately $220 million in 2009 and increased net income attributable to 3M by approximately $160 million in 2008 and $150 million in 2007. This estimate includes the effect of translating profits from local currencies into U.S. dollars; the impact of currency fluctuations on the transfer of goods between 3M operations in the United States and abroad; and transaction gains and losses, including derivative instruments designed to reduce foreign currency exchange rate risks and the negative impact of swapping Venezuelan bolivars into U.S. dollars. 3M estimates that year-on-year derivative and other transaction gains and losses had an immaterial impact in 2009, and increased net income attributable to 3M by approximately $40 million in 2008 and by approximately $10 million in 2007.

Credit risk: The Company is exposed to credit loss in the event of nonperformance by counterparties in interest rate swaps, currency swaps, commodity price swaps, and forward and option contracts. However, the Company’s risk is limited to the fair value of the instruments. The Company actively monitors its exposure to credit risk through the use of credit approvals and credit limits, and by selecting major international banks and financial institutions as counterparties. The Company does not anticipate nonperformance by any of these counterparties. 3M has credit support agreements in place with two of its primary derivatives counterparties. Under these agreements, either party is required to post eligible collateral when the market value of transactions covered by these agreements exceeds specified thresholds, thus limiting credit exposure for both parties.

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

Available-for-sale marketable securities — auction rate securities only:

As discussed in Note 9, auction rate securities held by 3M failed to auction since the second half of 2007. As a result, investments in auction rate securities are valued utilizing broker-dealer valuation models and third-party indicative bid levels in markets that are not active. 3M classifies these securities as level 3.

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

(Millions)	Fair Value at Dec, 31	Fair Value Measurements Using Inputs Considered as
Description	2009	Level 1	Level 2	Level 3
Assets:
Available-for-sale:
Marketable securities:
Agency securities	$491	$—	$491	$—
Corporate securities	266	—	266	—
Asset-backed securities:
Automobile loans related	515	—	515	—
Credit cards related	107	—	107	—
Other	83	—	83	—
Treasury securities	94	94	—	—
Auction rate securities	5	—	—	5
Other securities	8	—	8	—
Investments	11	11	—	—
Derivative instruments — assets	79	25	54	—

Liabilities:
Derivative instruments — liabilities	94	94	—	—

(Millions)	Fair Value at Dec, 31	Fair Value Measurements Using Inputs Considered as
Description	2008	Level 1	Level 2	Level 3
Assets:
Available-for-sale:
Marketable securities:
Agency securities	$380	$—	$380	$—
Corporate securities	207	—	207	—
Asset-backed securities:
Automobile loans related	49	—	49	—
Credit cards related	40	—	40	—
Other	22	—	22	—
Treasury securities	12	12	—	—
Auction rate securities	1	—	—	1
Other securities	14	—	14	—
Investments	5	5	—	—
Derivative instruments — assets	279	221	58	—

Liabilities:
Derivative instruments — liabilities	212	99	113	—

The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3).

(Millions)	Year ended Dec. 31,
Marketable securities — auction rate securities only	2009	2008
Beginning balance	$1	$16
Total gains or (losses):
Included in earnings	—	(3)
Included in other comprehensive income	6	(12)
Application of proceeds from sale	(2)	—
Transfers in and/or out of Level 3	—	—
Ending balance (December 31)	5	1

Additional losses included in earnings due to reclassifications from other comprehensive income for:
Securities sold during the period ended December 31	(2)	—
Securities still held at December 31	—	(6)

In addition, the plan assets of 3M’s pension and postretirement benefit plans are measured at fair value on a recurring basis (at least annually). Refer to Note 11.

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis:

Disclosures for nonfinancial assets and liabilities that are measured at fair value, but are recognized and disclosed at fair value on a nonrecurring basis, are required prospectively beginning January 1, 2009. During 2009, such measurements of fair value related primarily to the nonfinancial assets and liabilities with respect to the business combinations that closed in 2009 and long-lived asset impairments in 2009.

The net identifiable tangible and intangible assets and liabilities (excluding goodwill) for business combinations that closed in 2009 (discussed in Note 2) was $50 million. For business combinations, 3M uses inputs other than quoted prices that are observable, such as interest rates, cost of capital, and market comparable royalty rates, which are applied to income and market valuation approaches. 3M considers these level 2 inputs.

Long-lived asset impairments totaled approximately $32 million pre-tax for 2009, which included the portion of 2009 restructuring actions related to long-lived asset impairments as discussed in Note 4, with the complete carrying amount of such assets written off and included in operating income results. In addition to the restructuring activities, in June 2009 the Company recorded a $13 million impairment of certain long-lived assets associated with the UK passport production activity of 3M’s Security Systems Division (within the Safety, Security and Protection Services business segment). In June 2009, 3M was notified that the UK government decided to award the production of its passports to a competitor upon the expiration of 3M’s existing UK passport contracts in October 2010. Accordingly, 3M tested the long lived assets associated with the UK passport activity for recoverability which indicated that the asset grouping’s carrying amount exceeded the remaining expected cash flows. As a result, associated assets were written down to a fair value of $41 million in June 2009. 3M primarily uses a discounted cash flow model that uses inputs other than quoted prices that are observable, such as interest rates and cost of capital, to determine the fair value of such assets. 3M considers these level 2 inputs. Refer to Note 1 (“Property, plant and equipment” and “Intangible Assets”) for further discussion of accounting policies related to long-lived asset impairments.

The following table provides information by level for nonfinancial assets and liabilities that were measured at fair value during 2009, as defined by ASC 820, on a nonrecurring basis.

Twelve months ended December 31, 2009		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
	Fair value	Markets	Other	Significant
	Twelve months	for	Observable	Unobservable
(Millions)	ended	Identical Assets	Inputs	Inputs	Total Gains
Description	Dec. 31, 2009	(Level 1)	(Level 2)	(Level 3)	(Losses)
Long-lived assets held and used	$41	$—	$41	$—	$(32)
Business combinations	50	—	50	—	—
Total					$(32)

Fair value of financial instruments: At December 31, 2009 and 2008, the Company’s financial instruments included cash and cash equivalents, marketable securities, accounts receivable, investments, accounts payable, borrowings, and derivative contracts. The fair values of cash and cash equivalents, accounts receivable, accounts payable, and short-term borrowings and current portion of long-term debt (except the $350 million Dealer Remarketable Securities prior to 2009) approximated carrying values because of the short-term nature of these instruments. Available-for-sale marketable securities and investments, in addition to certain derivative instruments, are recorded at fair values as indicated in the preceding disclosures. Fair values for investments held at cost are not readily available, but are estimated to approximate fair value. The Company utilized third-party quotes to estimate fair values for its Dealer Remarketable Securities and long-term debt. Information with respect to the carrying amounts and estimated fair values of these financial instruments follow:

	2009		2008
(Millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Dealer Remarketable Securities	$350	$350	$350	$364
Long-term debt	5,097	5,355	5,166	5,375

The fair values reflected above consider the terms of the related debt absent the impacts of derivative/hedging activity. The carrying amount of long-term debt referenced above is impacted by certain fixed-to-floating interest rate swaps that are designated as fair value hedges and by the designation of 1,025 million Euros of fixed rate Eurobond securities issued by the Company as hedging instruments of the Company’s net investment in its European subsidiaries. 3M’s fixed-rate bonds are trading at a premium at December 31, 2009 due to the low market interest rates and tightening of 3M’s credit spreads during 2009.

NOTE 14.  Commitments and Contingencies

Capital and Operating Leases:

Rental expense under operating leases was $244 million in 2009, $247 million in 2008 and $226 million in 2007. It is 3M’s practice to secure renewal rights for leases, thereby giving 3M the right, but not the obligation, to maintain a presence in a leased facility. 3M has two primary capital leases. First, 3M has a capital lease, which became effective in April 2003, that involves a building in the United Kingdom (with a lease term of 22 years). During the second quarter of 2003, 3M recorded a capital lease asset and obligation of approximately 33.5 million United Kingdom pounds (approximately $53 million at December 31, 2009 exchange rates). Second, during the fourth quarter of 2009, 3M recorded a capital lease asset and obligation of approximately $50 million related to an IT investment with an amortization period of seven years.

Minimum lease payments under capital and operating leases with non-cancelable terms in excess of one year as of December 31, 2009, were as follows:

(Millions)	Capital Leases	Operating Leases
2010	$16	$125
2011	18	95
2012	18	76
2013	18	38
2014	18	23
After 2014	40	91
Total	$128	$448
Less: Amounts representing interest	8
Present value of future minimum lease payments	120
Less: Current obligations under capital leases	13
Long-term obligations under capital leases	$107

Warranties/Guarantees:

3M’s accrued product warranty liabilities, recorded on the Consolidated Balance Sheet as part of current and long-term liabilities, are estimated at approximately $25 million as of December 31, 2009 and 2008. 3M does not consider this amount to be material. The fair value of 3M guarantees of loans with third parties and other guarantee arrangements, except for the guarantee discussed below, are not material.

3M Security Printing and Systems Limited, a subsidiary of 3M, has provided a guarantee through 3M United Kingdom Holdings PLC (another subsidiary of 3M) to The Identity and Passport Service (IPS). 3M has guaranteed default on performance and payment of liabilities under a contract with IPS. The amount guaranteed is 45 million Great British Pounds (approximately $71 million U.S. dollars at December 31, 2009). The contract expires on October 4, 2010. 3M does not expect to pay out any funds under this guarantee.

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

Shareholder Derivative Litigation

As previously reported, in July 2007, a shareholder derivative lawsuit was filed in the U.S. District Court for the District of Delaware against the Company as nominal defendant and against each then current member of the Board of Directors and the officers named in the Summary Compensation Table of the 2007 Proxy Statement. The suit alleged that the Company’s 2007 Proxy Statement contained false and misleading statements concerning the tax deductibility of compensation payable under the Executive Annual Incentive Plan (“Plan”) and the standards for determining the amounts payable under the Plan. The lawsuit sought a declaration voiding shareholder approval of the Plan, termination of the Plan, voiding the elections of directors, equitable accounting, and awarding costs, including attorneys’ fees.

In May 2008, the Company and the individual defendants agreed to settle the litigation without admitting any liability or wrongdoing of any kind. The settlement agreement, which was subject to court approval, called for the Compensation Committee of the Company’s Board of Directors to adopt a resolution formally stating its interpretation of certain aspects of the Plan, and the Company to file a Current Report on Form 8-K to the same effect, and to pay up to $600,000 in attorney’s fees to the plaintiff’s counsel. On December 30, 2008, the Court issued an order preliminarily approving the settlement agreement. As a result, the Company notified all stockholders of the proposed settlement and its terms and their right to object to the terms of the settlement. On June 5, 2009, the Court issued an order approving the settlement.

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

Compliance Matters

On November 12, 2009, the Company contacted the Department of Justice (DOJ) and Securities and Exchange Commission (SEC) to voluntarily disclose that the Company was conducting an internal investigation as a result of reports it received about its subsidiary in Turkey, alleging bid rigging and bribery and other inappropriate conduct in connection with the supply of certain reflective and other materials and related services to Turkish government entities. The Company also contacted certain affected government agencies in Turkey. The Company continues to cooperate with the DOJ and SEC in the Company’s ongoing investigation of this matter. The Company retained outside counsel to conduct an assessment of its policies, practices, and controls and to evaluate its overall compliance with the Foreign Corrupt Practices Act. The Company cannot predict at this time the outcome of its investigation or what regulatory actions may be taken or what other consequences may result.

Respirator Mask/Asbestos Litigation

As of December 31, 2009, the Company is a named defendant, with multiple co-defendants, in numerous lawsuits in various courts that purport to represent approximately 2,510 individual claimants, down from the approximately 2,700 individual claimants with actions pending at December 31, 2008.

The vast majority of the lawsuits and claims resolved by and currently pending against the Company allege use of some of the Company’s mask and respirator products and seek damages from the Company and other defendants for alleged personal injury from workplace exposures to asbestos, silica, coal mine dust or other occupational dusts found in products manufactured by other defendants or generally in the workplace. A minority of claimants generally allege personal injury from occupational exposure to asbestos from products previously manufactured by the Company, which are often unspecified, as well as products manufactured by other defendants, or occasionally at Company premises.

Since approximately 2006, the Company has experienced a significant decline in the number of new claims filed annually by apparently unimpaired claimants. The Company attributes this decline to several factors, including certain changes enacted in several states in recent years of the law governing asbestos-related claims, and the highly-publicized decision in mid-2005 of the United States District Court for the Southern District of Texas that identified and criticized abuses by certain attorneys, doctors and x-ray screening companies on behalf of primarily unimpaired claimants, many of whom were recruited by plaintiffs’ lawyers through mass chest x-ray screenings. The Company expects the filing of claims by unimpaired claimants in the future to continue at much lower levels than in the past. The Company believes that due to this change in the type and volume of incoming claims, it is likely that the number of claims alleging more serious injuries, including mesothelioma and other malignancies, while remaining relatively constant, will represent a greater percentage of total claims than in the past. The Company has demonstrated in past trial proceedings that its respiratory protection products are effective as claimed when used in the intended manner and in the intended circumstances. Consequently the Company believes that claimants are unable to establish that their medical conditions, even if significant, are attributable to the Company’s respiratory protection products. Nonetheless the Company’s litigation experience indicates that claims of persons with malignant conditions are costlier to resolve than the claims of unimpaired persons, and it therefore believes the average cost of resolving pending and future claims on a per-claim basis will continue to be higher than it experienced in prior periods when the vast majority of claims were asserted by the unimpaired.

The Company tried its ninth respirator case in the Superior Court of Alameda County, California. The plaintiff, who is suffering from mesothelioma as a result of his exposure to asbestos, claimed that the Company’s respirators were defective and failed to provide him with adequate protection and came with inadequate warnings. On July 6, 2009, after nearly four months of trial, the judge granted the Company’s motion to dismiss all claims against the Company at the end of the plaintiff’s case. The trial judge dismissed the claims against the Company because the plaintiff failed to prove that a defect in the Company’s respirator or its warnings was a substantial factor in causing the plaintiff’s mesothelioma. The plaintiff has filed an appeal of the trial judge’s decision. With this dismissal, the Company has prevailed in all nine cases taken to trial, including seven of the eight cases tried to verdict (such trials occurred in 1999, 2000, 2001, 2003, 2004, and 2007), and an appellate reversal in 2005 of the one jury verdict adverse to the Company.

Plaintiffs have asserted specific dollar claims for damages in approximately 32% of the 913 lawsuits that were pending against the Company at the end of 2009 in all jurisdictions. A majority of states restrict or prohibit specifying damages in tort cases such as these, and most of the remaining jurisdictions do not require such specification. In those cases in which plaintiffs choose to assert specific dollar amounts in their complaints, brought in states that permit such pleading, the amounts claimed are typically not meaningful as an indicator of the Company’s potential liability. This is because (a) the amounts claimed typically bear no relation to the extent of the plaintiff’s injury, if any; (b) the complaints nearly always assert claims against multiple defendants with the typical complaint asserting claims against as few as a dozen different defendants to upwards of 275 different defendants, the damages alleged are not attributed to individual defendants, and a defendant’s share of liability may turn on the law of joint and several liability, which can vary by state, and by the amount of fault a jury allocates to each defendant if a case is ultimately tried before a jury; (c) many cases are filed against the Company even though the plaintiffs did not use any of the Company’s products and, ultimately, are withdrawn or dismissed without any payment; and (d) many cases are brought on behalf of plaintiffs who have not suffered any medical injury, and, ultimately, are resolved without any payment or a payment that is a small fraction of the damages initially claimed. Of the 288 pending cases in which purported damage amounts are specified in the complaints, 144 cases involve claims of $100,000 or less, (five (5) of which also allege punitive damages of $20 million); 104 cases involve claims between $100,000 and $3 million (six (6) of which also allege punitive damages of $1 million, thirty-six (36) of which also allege punitive damages of $1.5 million, and one (1) of which also allege punitive damages of $2 million); four (4) cases involve claims of $3 million to $7.5 million (one (1) of which also allege punitive damages of $5 million and one (1) of which also allege punitive damages of $25 million); six (6) cases involve claims of $7.5 million to $10 million (two (2) of which also allege punitive damages of $5 million and four (4) of which also allege punitive damages of $21 million); fourteen (14) cases involve claims of $10 million (one (1) of which also allege punitive damages of $5 million and seven (7) of which also allege punitive damages of $10 million); eleven (11) cases involve claims of $10 million to $50 million (one (1) of which also allege punitive damages of $5 million, one (1) of which also allege punitive damages of $15 million, five (5) of which also allege punitive damages of $15.5 million, and one (1) of which also allege punitive damages of $20 million); and five (5) cases involve claims of $50 million (three (3) of which also allege punitive damages of $50 million). Some complaints allege that the compensatory and punitive damages are at least the amounts specified. As previously stated, the Company’s experience and the other reasons cited indicate that the damage amounts specified in complaints are not a meaningful factor in any assessment of the Company’s potential liability.

As previously reported, the State of West Virginia, through its Attorney General, filed a complaint in 2003 against the Company and two other manufacturers of respiratory protection products in the Circuit Court of Lincoln County, West Virginia and amended it in 2005. The amended complaint seeks substantial, but unspecified, compensatory damages primarily for reimbursement of the costs allegedly incurred by the State for worker’s compensation and healthcare benefits provided to all workers with occupational pneumoconiosis and unspecified punitive damages. This case has been inactive since the fourth quarter of 2007.

Respirator Mask/Asbestos Litigation — Aearo Technologies

On April 1, 2008, a subsidiary of the Company purchased the stock of Aearo Holding Corp., the parent of Aearo Technologies (“Aearo”). Aearo manufactures and sells various products, including personal protection equipment, such as eye, ear, head, face, fall and certain respiratory protection products.

As of December 31, 2009, Aearo and/or other companies that previously owned and operated Aearo’s respirator business (American Optical Corporation, Warner-Lambert LLC, AO Corp. and Cabot Corporation (“Cabot”)) are named defendants, with multiple co-defendants, including the Company, in numerous lawsuits in various courts in which plaintiffs allege use of mask and respirator products and seek damages from Aearo and other defendants for alleged personal injury from workplace exposures to asbestos, silica-related, or other occupational dusts found in products manufactured by other defendants or generally in the workplace.

As of December 31, 2009, the Company, through its Aearo subsidiary, has recorded $34 million as an estimate of the probable liabilities for product liabilities and defense costs related to current and future Aearo-related asbestos and silica-related claims. Responsibility for legal costs, as well as for settlements and judgments, is currently shared in an informal arrangement among Aearo, Cabot, American Optical Corporation and a subsidiary of Warner Lambert and their insurers (the “Payor Group”). Liability is allocated among the parties based on the number of years each company sold respiratory products under the “AO Safety” brand and/or owned the AO Safety Division of American Optical Corporation and the alleged years of exposure of the individual plaintiff. Aearo’s share of the contingent liability is further limited by an agreement entered into between Aearo and Cabot on July 11, 1995. This agreement provides that, so long as Aearo pays to Cabot an annual fee of $400,000, Cabot will retain responsibility and liability for, and indemnify Aearo against, asbestos and silica-related product liability claims for respirators manufactured prior to July 11, 1995. Because the date of manufacture for a particular respirator allegedly used in the past is often difficult to determine, Aearo and Cabot have applied the agreement to claims arising out of the alleged use of respirators while exposed to asbestos or silica or products containing asbestos or silica prior to January 1, 1997. With these arrangements in place, Aearo’s potential liability is limited to exposures alleged to have arisen from the use of respirators while exposed to asbestos, silica or other occupational dusts on or after January 1, 1997.

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

Employment Litigation

Whitaker lawsuit: As previously reported, in December, 2004, one current and one former employee of the Company filed a purported class action in the District Court of Ramsey County, Minnesota, seeking to represent a class of all current and certain former salaried employees employed by the Company in Minnesota below a certain salary grade who were age 46 or older at any time during the applicable period to be determined by the Court (the “Whitaker” lawsuit). The complaint alleges the plaintiffs suffered various forms of employment discrimination on the basis of age in violation of the Minnesota Human Rights Act and seeks injunctive relief, unspecified compensatory damages (which they seek to treble under the statute), including back and front pay, punitive damages (limited by statute to $8,500 per claimant) and attorneys’ fees. In January 2006, the plaintiffs filed a motion to join four additional named plaintiffs. This motion was unopposed by the Company and the four plaintiffs were joined in the case, although one claim has been dismissed following an individual settlement. The class certification hearing was held in December 2007. On April 11, 2008, the Court granted the plaintiffs’ motion to certify the case as a class action and defined the class as all persons who were 46 or older when employed by 3M in Minnesota in a salaried exempt position below a certain salary grade at any time on or after May 10, 2003, and who did not sign a document on their last day of employment purporting to release claims arising out of their employment with 3M. On June 25, 2008, the Minnesota Court of Appeals granted the Company’s petition for interlocutory review of the District Court’s decision granting class certification in the case. On April 28, 2009, the Court of Appeals issued its decision, reversing the District Court’s class certification decision. The Court of Appeals found that the District Court had not required plaintiffs to meet the proper legal standards for certification of a class under Minnesota law and had deferred resolving certain factual disputes that were relevant to the class certification requirements. The Court of Appeals remanded the case to the District Court for further proceedings in line with the evidentiary standards defined in its opinion. The Company believes that the Court of Appeals correctly determined the proper legal standards to apply to motions to certify a class action, but the Company also believes that plaintiffs’ motion for class certification in this case should be denied as a matter of law. Accordingly, on May 28, 2009, the Company filed in the Minnesota Supreme Court a Petition for Partial Review of the Decision of the Court of Appeals. On July 22, 2009, the Minnesota Supreme Court denied the Petition. The trial court has scheduled a hearing on May 5 and 6, 2010 to take testimony on the class certification issue.

Garcia lawsuit: The Company was served on May 7, 2009 with a purported class action/collective action age discrimination lawsuit, which was filed in United States District Court for the Northern District of California, San Jose

Division (the “Garcia lawsuit”). Five former and one current employee of the Company are seeking to represent all current and former salaried employees employed by the Company in the United States during the liability period, which plaintiffs define as 2001 to the present. In addition to the six named plaintiffs, 91 other current or former employees have signed “opt-in” forms, seeking to join the action. The Garcia lawsuit expressly excludes those persons encompassed within the proposed class in the Whitaker lawsuit. The same counsel, joined by additional California counsel for the Garcia lawsuit, represents the plaintiffs in both cases.

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

Certain of the plaintiffs’ and putative class members’ employment terminated under circumstances in which they were eligible for group severance plan benefits and in connection with those plans they signed waivers of claims, including age discrimination claims. Plaintiffs claim the waivers of age discrimination claims were invalid in various respects. This subset of release-signing plaintiffs seeks a declaration that the waivers of age discrimination claims are invalid, other injunctive, but non-monetary, remedies, and attorneys’ fees. On July 2, 2009, the Company filed its Answer to the Garcia lawsuit complaint and filed a motion, which was granted, to transfer the venue of the lawsuit to the United States District Court for the District of Minnesota.

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

In February 2009, a resident of Franklin County, Alabama, filed a purported class action lawsuit in the Circuit Court of Franklin County seeking compensatory damages and injunctive relief based on the application by the Decatur wastewater treatment plant of wastewater treatment sludge to farmland and grasslands in the state that allegedly contain PFOA, PFOS and other perfluorochemicals. The named defendants in the case include 3M, Dyneon LLC, Daikin America, Inc., Synagro-WWT, Inc., Synagro South, LLC and Biological Processors of America. The named plaintiff seeks to represent a class of all persons within the State of Alabama, Inc. who, within the past six years, have had PFOA, PFOS and other perfluorochemicals released or deposited on their property.

As previously reported, two residents of Washington County, Minnesota, filed in October 2004 a purported class action in the District Court of Washington County on behalf of Washington County residents who have allegedly suffered personal injuries and property damage from alleged emissions from the former perfluorooctanyl production facility at Cottage Grove, Minnesota, and from historic waste disposal sites in the vicinity of that facility. After the District Court granted the Company’s motion to dismiss the claims for medical monitoring and public nuisance in April 2005, the plaintiffs filed an amended complaint adding additional allegations involving other perfluorinated compounds manufactured by the Company, alleging additional legal theories in support of their claims, adding four plaintiffs, and seeking relief based on alleged contamination of the City of Oakdale municipal water supply and certain private wells in the vicinity of Lake Elmo, Minnesota. In April 2006, the plaintiffs filed a second amended complaint adding two additional plaintiffs. The two original plaintiffs thereafter dismissed their claims against the Company. On June 19, 2007 the Court denied the plaintiffs’ motion to certify the litigation as a class action. Thereafter, two of the remaining named plaintiffs voluntarily dismissed their claims. In December 2008 and January 2009 the Court granted the Company’s summary judgment motions dismissing all of the plaintiffs’ claims under the Minnesota Environmental Response and Liability Act and all claims for personal injury and emotional distress, but allowed the plaintiffs to add a claim for punitive damages with respect to their property damage claims. In March 2009, the Court granted the Company’s summary judgment motions seeking dismissal of the plaintiffs’ private nuisance and trespass to blood claims, but denied the Company’s summary judgment motion with respect to the plaintiffs’ negligence and trespass to soil and water claims, and denied the Company’s motion to dismiss the plaintiffs’ claim for punitive damages. Subsequent rulings by the Court in April 2009 limited the plaintiffs to property damage claims based on negligence and trespass, and punitive damages if plaintiffs proved their trespass claim. On June 17, 2009, after six weeks of trial, a Washington County jury returned a unanimous verdict in favor of the Company on all remaining issues in the lawsuit. The jury decided that the Company was not negligent and had not committed a trespass, and that plaintiffs had not suffered damage to their properties. The Court entered judgment on August 13, 2009 dismissing all of the plaintiffs’ claims based on the unanimous jury verdict in favor of the Company.

In July 2009, the Emerald Coast Utilities Authority in Florida filed a lawsuit against the Company, E.I. DuPont de Nemours and Company, Solutia, Inc., and Fire Ram International, Inc. in the Escambia County Circuit Court alleging contamination of public drinking water wells from PFOA and PFOS and seeking to recover costs related to investigation, treatment, remediation and monitoring of alleged PFOA and PFOS contamination of its wells. The Company, joined by the other defendants, removed the lawsuit to the U. S. District Court for the Northern District of Florida. On November 19, 2009 the District Court denied the plaintiff’s motion to remand the case to state court, finding that plaintiff’s joinder of the only Florida defendant, Fire Ram International, Inc., was fraudulent. The District Court subsequently denied the plaintiff’s motion for leave to file an amended complaint on grounds of timeliness.

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

Accrued Liabilities and Insurance Receivables Related to Legal Proceedings

The Company complies with the requirements of ASC 450, Contingencies, and related guidance, and records liabilities for legal proceedings in those instances where it can reasonably estimate the amount of the loss and where liability is probable. Where the reasonable estimate of the probable loss is a range, the Company records the most likely estimate of the loss, or the low end of the range if there is no one best estimate. The Company either discloses the amount of a possible loss or range of loss in excess of established reserves if estimable, or states that such an estimate cannot be made. For those insured matters where the Company has taken a reserve, the Company also records receivables for the amount of insurance that it expects to recover under the Company’s insurance program. For those insured matters where the Company has not taken a reserve because the liability is not probable or the amount of the liability is not estimable, or both, but where the Company has incurred an expense in defending itself, the Company records receivables for the amount of insurance that it expects to recover for the expense incurred. The Company discloses significant legal proceedings even where liability is not probable or the amount of the liability is not estimable, or both, if the Company believes there is at least a reasonable possibility that a loss may be incurred.

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

The following table shows the major categories of on-going litigation, environmental remediation and other environmental liabilities for which the Company has been able to estimate its probable liability and for which the Company has taken reserves and the related insurance receivables:

At December 31 (Millions)	2009	2008	2007
Respirator mask/asbestos liabilities (includes Aearo in December 31, 2009 and 2008 balances)	138	140	121
Respirator mask/asbestos insurance receivables	143	193	332

Environmental remediation liabilities	31	31	37
Environmental remediation insurance receivables	15	15	15

Other environmental liabilities	117	137	147

For those significant pending legal proceedings that do not appear in the table and that are not the subject of pending settlement agreements, the Company has determined that liability is not probable or the amount of the liability is not estimable, or both, and the Company is unable to estimate the possible loss or range of loss at this time. The

Company does not believe that there is any single best estimate of the respirator/mask/asbestos liability, the environmental remediation or the other environmental liabilities shown above, nor that it can reliably estimate the amount or range of amounts by which those liabilities may exceed the reserves the Company has established.

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

As a result of the costs of aggressively defending itself and the greater cost of resolving claims of persons with malignant conditions, the Company increased its reserves in 2009 for respirator mask/asbestos liabilities by $33 million. As of December 31, 2009, the Company had reserves for respirator mask/asbestos liabilities of $104 million (excluding Aearo reserves).

As of December 31, 2009, the Company’s receivable for insurance recoveries related to the respirator mask/asbestos litigation was $143 million. The Company increased its receivables for insurance recoveries by $7 million in 2009 related to this litigation. As a result of settlements reached with its insurers, the Company was paid approximately $57 million in 2009 and has an agreement in principle to receive an additional $28 million in connection with the respirator mask/asbestos litigation.

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

On January 5, 2007 the Company was served with a declaratory judgment action filed on behalf of two of its insurers (Continental Casualty and Continental Insurance Co. — both part of the Continental Casualty Group) disclaiming coverage for respirator mask/asbestos claims. These insurers represent approximately $14 million of the $143 million insurance recovery receivable referenced in the above table. The action seeks declaratory judgment regarding the allocation of covered costs among the policies issued by the various insurers. It was filed in Hennepin County, Minnesota and named, in addition to the Company, over 60 of the Company’s insurers. This action is similar in nature to an action filed in 1994 with respect to breast implant coverage, which ultimately resulted in the Minnesota Supreme Court’s ruling of 2003 that was largely in the Company’s favor. At the Company’s request, the case was transferred to Ramsey County, over the objections of the insurers. The Minnesota Supreme Court heard oral argument of the insurers’ appeal of that decision in March 2008 and ruled in May 2008 that the proper venue of that case is Ramsey County. The case has been assigned to a judge in Ramsey County District Court. The plaintiff insurers have served an amended complaint that names some additional insurers and deletes others. Several of the insurer defendants named in the amended complaint have been dismissed because of settlements they have reached with 3M regarding the matters at issue in the lawsuit. The case remains in its early stages with a trial scheduled to begin in June, 2012.

Environmental and Other Liabilities and Insurance Receivables: As of December 31, 2009, the Company had recorded liabilities of $31 million for estimated environmental remediation costs based upon an evaluation of currently available facts with respect to each individual site and also recorded related insurance receivables of $15 million. The Company records liabilities for remediation costs on an undiscounted basis when they are probable and reasonably estimable, generally no later than the completion of feasibility studies or the Company’s commitment to a plan of action. Liabilities for estimated costs of environmental remediation, depending on the site, are based primarily upon internal or third-party environmental studies, and estimates as to the number, participation level and financial viability of any other potentially responsible parties, the extent of the contamination and the nature of required remedial actions. The Company adjusts recorded liabilities as further information develops or circumstances change. The Company expects that it will pay the amounts recorded over the periods of remediation for the applicable sites, currently ranging up to 30 years.

As of December 31, 2009, the Company had recorded liabilities of $117 million for estimated other environmental liabilities based upon an evaluation of currently available facts for addressing trace amounts of perfluorinated compounds in drinking water sources in the City of Oakdale and Lake Elmo, Minnesota, as well as presence in the soil and groundwater at the Company’s manufacturing facilities in Decatur, Alabama, and Cottage Grove, Minnesota, and at two former disposal sites in Minnesota. The Company expects that most of the spending will occur over the next seven years.

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

NOTE 15.  Employee Savings and Stock Ownership Plans

The Company sponsors employee savings plans under Section 401(k) of the Internal Revenue Code. These plans are offered to substantially all regular U.S. employees. During 2008 the Board of Directors approved various changes to the employee savings plans. For employees hired prior to January 1, 2009, employee 401(k) contributions of up to 6% of eligible compensation are matched in Company stock at rates of 60% or 75%, depending on the plan the employee participated in. Employees hired on or after January 1, 2009 receive a cash match of 100% for employee 401(k) contributions of up to 6% of eligible compensation and also receive an employer retirement income account cash contribution of 3% of the participant’s total eligible compensation. All employee contributions are invested in a number of investment funds pursuant to their elections. Vested employees may diversify their 3M shares into other investment options. Effective January 1, 2010, the matching contributions for all participants will be made in cash.

The Company maintained an Employee Stock Ownership Plan (ESOP) that was established in 1989 as a cost-effective way of funding the majority of the Company’s contributions under 401(k) employee savings plans. Total ESOP shares were considered to be shares outstanding for earnings per share calculations. The ESOP debt obligation matured in 2009 (Note 10).

Dividends on shares held by the ESOP were paid to the ESOP trust and, together with Company contributions, were used by the ESOP to repay principal and interest on the outstanding ESOP debt. The tax benefit related to dividends paid on unallocated shares was charged directly to equity and totaled approximately $1 million in 2009, $2 million in 2008, and $3 million in 2007. Over the life of the ESOP debt, shares were released for allocation to participants based on the ratio of the current year’s debt service to the remaining debt service prior to the current payment.

Until 2009, the ESOP was the primary funding source for the Company’s employee savings plans. As permitted by accounting standards relating to employers’ accounting for employee stock ownership plans, the debt of the ESOP was recorded as debt, and shares pledged as collateral were reported as unearned compensation in the Consolidated Balance Sheet and Consolidated Statement of Changes in Equity. Unearned compensation was reduced symmetrically as the ESOP made principal payments on the debt. Expenses related to the ESOP included total debt service on the notes, less dividends. The Company contributed treasury shares (accounted for at fair value) and cash (in 2009) to employee savings plans to cover obligations not funded by the ESOP (reported as an employee benefit expense).

Employee Savings and Stock Ownership Plans

(Millions)	2009	2008	2007
Dividends on shares held by the ESOP	$31	$33	$37
Company contributions to the ESOP	16	14	10
Interest incurred on ESOP notes	1	3	5
Amounts reported as an employee benefit expense:
Expenses related to ESOP debt service	10	9	5
Expenses related to treasury shares	25	3	34
Expenses for Company contributions made in cash	6	—	—

ESOP Debt Shares

	2009	2008	2007
Allocated	14,473,474	14,240,026	14,039,070
Committed to be released	—	27,201	278,125
Unreleased	—	1,333,692	2,457,641

Various international countries participate in defined contribution plans. Expenses related to employer contributions to these plans were $22 million, $23 million and $18 million for 2009, 2008 and 2007, respectively.

NOTE 16.  Stock-Based Compensation

In May 2008, shareholders approved 35 million shares for issuance under the “3M 2008 Long-Term Incentive Plan”, which replaced and succeeded the 2005 Management Stock Ownership Program (MSOP), the 3M Performance Unit Plan, and the 1992 Directors Stock Ownership Program. Shares under this plan may be issued in the form of Incentive Stock Options, Nonqualified Stock Options, Progressive Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Other Stock Awards, and Performance Units and Performance Shares. Awards denominated in shares of common stock other than options and Stock Appreciation Rights, per the 2008 Plan, will be counted against the 35 million share limit as 3.38 shares for every one share covered by such award. The remaining total shares available for grant under the 3M 2008 Long Term Incentive Plan are 15,507,162 as of December 31, 2009.

In 2009, the Company changed the timing of its annual stock option and restricted stock unit grant dates from May to February, in order to provide a stronger and more immediate link between the performance of individuals during the preceding year and the size of their annual stock option grants. In 2008 and prior, the Company issued options to eligible employees annually in May using the closing stock price on the grant date, which was the date of the Annual Stockholders’ Meeting. Accounting rules require recognition of expense under a non-substantive vesting period approach, requiring compensation expense recognition when an employee is eligible to retire. 3M employees in the United States are eligible to retire at age 55 and after having completed five years of service. Approximately 25 percent of the stock-based compensation award expense dollars are for this retiree-eligible population. Therefore, in 2009 the retiree-eligible impact shifted stock-based compensation expense to the first quarter, whereas in 2008 and prior this impact was recognized in the second quarter (because of the May grant date).

In addition to these annual grants, the Company makes other minor grants of stock options, restricted stock units and other stock-based grants. The Company issues cash settled Restricted Stock Units and Stock Appreciation Rights in certain countries. These grants do not result in the issuance of Common Stock and are considered immaterial by the Company. There were approximately 14,008 participants with outstanding options, restricted stock, or restricted stock units at December 31, 2009.

Effective with the May 2005 MSOP annual grant, the Company changed its vesting period from one to three years with the expiration date remaining at 10 years from date of grant. Beginning in 2007, the Company reduced the number of traditional stock options granted under the MSOP plan by reducing the number of employees eligible to receive annual grants and by shifting a portion of the annual grant away from traditional stock options primarily to restricted stock units. However, associated with the reduction in the number of eligible employees, the Company provided a one-time “buyout” grant of restricted stock units to the impacted employees, which resulted in increased stock-based compensation expense in 2007. The income tax benefits shown in the following table can fluctuate by period due to the amount of Incentive Stock Options (ISOs) exercised since the Company receives the ISOs tax benefit upon exercise. The Company last granted ISOs in 2002. Amounts recognized in the financial statements with respect to stock-based compensation programs, which include stock options, restricted stock, restricted stock units and the General Employees’ Stock Purchase Plan (GESPP), are as follows:

Stock-Based Compensation Expense

	Years ended December 31
(Millions, except per share amounts)	2009	2008	2007
Cost of sales	$38	$43	$47
Selling, general and administrative expenses	144	122	137
Research, development and related expenses	35	37	44

Operating income (loss)	$(217)	$(202)	$(228)

Income tax benefits	$62	$71	$93

Net income (loss) attributable to 3M	$(155)	$(131)	$(135)

The following table summarizes stock option activity during the twelve months ended December 31:

Stock Option Program

	2009		2008		2007
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Options	Price*	Options	Price*	Options	Price*
Under option —
January 1	75,452,722	$71.96	74,613,051	$70.50	82,867,903	$67.41
Granted:
Annual	6,649,672	53.93	5,239,660	77.22	4,434,583	84.81
Progressive (Reload)	68,189	77.37	78,371	79.53	461,815	87.12
Other	4,654	50.85	20,389	79.25	51,730	82.93
Exercised	(6,930,544)	49.83	(3,797,663)	49.38	(12,498,051)	55.34
Canceled	(976,528)	73.50	(701,086)	79.12	(704,929)	77.36
December 31	74,268,165	$72.39	75,452,722	$71.96	74,613,051	$70.50
Options exercisable December 31	62,414,398	$73.73	63,282,408	$70.01	58,816,963	$66.83

*                 Weighted average

Outstanding shares under option include grants from previous plans. For options outstanding at December 31, 2009, the weighted-average remaining contractual life was 58 months and the aggregate intrinsic value was $844 million. For options exercisable at December 31, 2009, the weighted-average remaining contractual life was 50 months and the aggregate intrinsic value was $636 million. As of December 31, 2009, there was $68 million of compensation expense that has yet to be recognized related to non-vested stock option-based awards. This expense is expected to be recognized over the remaining vesting period with a weighted-average life of 1.7 years.

The total intrinsic values of stock options exercised during 2009, 2008 and 2007, respectively, was $108 million, $107 million and $373 million. Cash received from options exercised during 2009, 2008 and 2007, respectively, was $345 million, $188 million and $692 million. The Company’s actual tax benefits realized for the tax deductions related to the exercise of employee stock options for 2009, 2008 and 2007, respectively, was $38 million, $34 million and $122 million. Capitalized stock-based compensation amounts were not material for the twelve months ended 2009, 2008, and 2007.

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

Stock Option Assumptions

	Annual			Progressive (Reload)
	2009	2008	2007	2009	2008	2007
Exercise price	$54.11	$77.22	$84.79	$77.83	$79.76	$87.12
Risk-free interest rate	2.2%	3.1%	4.6%	1.4%	4.3%	4.6%
Dividend yield	2.3%	2.0%	2.1%	2.0%	2.0%	2.1%
Volatility	30.3%	21.7%	20.0%	30.7%	18.7%	18.4%
Expected life (months)	71	70	69	32	25	25
Black-Scholes fair value	$13.00	$15.28	$18.12	$14.47	$12.00	$13.26

Expected volatility is a statistical measure of the amount by which a stock price is expected to fluctuate during a period. For the 2009, 2008 and 2007 annual grant date, the Company estimated the expected volatility based upon the average of the most recent one year volatility, the median of the term of the expected life rolling volatility, the median of the most recent term of the expected life volatility of 3M stock, and the implied volatility on the grant date. The expected term assumption is based on the weighted average of historical grants.

As previously mentioned, beginning in 2007, the Company expanded its utilization of restricted stock units. Restricted stock unit grants generally vest at the end of three years. The one-time “buyout” restricted stock unit grant in 2007 vests at the end of five years. Restricted stock unit grants issued in 2008 and prior did not accrue dividends during the vesting period. Substantially all restricted stock unit grants made after 2008 accrue dividends during the vesting period, which will be paid out in cash at the vest date on all vested restricted stock units. The following table summarizes restricted stock and restricted stock unit activity during the twelve months ended December 31:

Restricted Stock and Restricted Stock Units

	2009		2008
	Number of Awards	Grant Date Fair Value*	Number of Awards	Grant Date Fair Value*
Nonvested balance —
As of January 1	2,957,538	$77.41	2,001,581	$77.63
Granted:
Annual	1,150,819	53.89	924,120	77.23
Other	522,581	54.82	188,473	73.16
Vested	(157,104)	73.26	(64,806)	68.72
Forfeited	(94,354)	69.57	(91,830)	77.76
As of December 31	4,379,480	$68.85	2,957,538	$77.41

*                 Weighted average

As of December 31, 2009, there was $91 million of compensation expense that has yet to be recognized related to non-vested restricted stock and restricted stock units. This expense is expected to be recognized over the remaining vesting period with a weighted-average life of 1.9 years. The total fair value of restricted stock and restricted stock units that vested during the twelve-month periods ended December 31, 2009, 2008 and 2007, respectively, was $10 million, $4 million and $6 million.

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

General Employees’ Stock Purchase Plan

	2009		2008		2007
		Exercise		Exercise		Exercise
	Shares	Price*	Shares	Price*	Shares	Price*
Options granted	1,655,936	$50.58	1,624,775	$62.68	1,507,335	$69.34
Options exercised	(1,655,936)	50.58	(1,624,775)	62.68	(1,507,335)	69.34
Shares available for grant — December 31	5,659,939		7,315,875		8,940,650

*                 Weighted average

The weighted-average fair value per option granted during 2009, 2008 and 2007 was $8.93, $11.06 and $12.24, respectively. The fair value of GESPP options was based on the 15% purchase price discount. The Company recognized compensation expense for GESSP options of $15 million in 2009 and $18 million in both 2008 and 2007.

NOTE 17.  Business Segments

Effective in the first quarter of 2009, 3M made certain changes to its business segments in its continuing effort to drive growth by aligning businesses around markets and customers. The most significant of these changes are summarized as follows:

•                  Certain 3M window films, such as 3M™ Scotchtint™ Window Film for buildings and 3M™ Ultra Safety and Security Window Film for property and personal protection during destructive weather conditions, were previously part of the Building and Commercial Services Division within the Safety, Security and Protection Services business segment. These window films were transferred to the newly created Renewable Energy Division, which is part of the Industrial and Transportation business segment. The Renewable Energy Division consists of current 3M solar energy creation and management products and solutions, as well as products focused on the renewable energy markets. Renewable Energy’s portfolio includes various 3M products for solar energy production and solar energy management (such as window films) and also includes responsibility for wind, geothermal and biofuel-oriented products. The preceding product moves resulted in an increase in net sales for total year 2008 of $152 million for Industrial and Transportation, which was offset by a corresponding decrease in net sales for Safety, Security and Protection Services.

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
Industrial and Transportation

Tapes, coated and nonwoven abrasives, adhesives, specialty materials, filtration products, closures for disposable diapers, automotive components, abrasion-resistant films, structural adhesives and paint finishing and detailing products, energy control products

Health Care

Medical and surgical supplies, skin health and infection prevention products, pharmaceuticals (sold in December 2006 and January 2007), drug delivery systems, dental and orthodontic products, health information systems and food safety products

Consumer and Office

Sponges, scouring pads, high-performance cloths, consumer and office tapes, repositionable notes, carpet and fabric protectors, construction and home improvement products, home care products, protective material products and consumer health care products

Safety, Security and Protection Services

Personal protection products, safety and security products, commercial cleaning and protection products, floor matting, roofing granules for asphalt shingles, and Track and Trace products, such as library patron self-checkout systems (supply chain execution software solutions sold in June 2008)

Display and Graphics

Optical films solutions for electronic displays, reflective sheeting for transportation safety, commercial graphics systems, and projection systems, including mobile display technology and visual systems

Electro and Communications	Packaging and interconnection devices, insulating and splicing solutions for the electronics, telecommunications and electrical industries, and touch screens and touch monitors

Business Segment Information

	Net Sales			Operating Income
(Millions)	2009	2008	2007	2009	2008	2007
Industrial and Transportation	$7,116	$8,173	$7,639	$1,238	$1,548	$1,580
Health Care	4,294	4,303	3,980	1,350	1,175	1,884
Consumer and Office	3,471	3,578	3,494	748	683	710
Safety, Security and Protection Services	3,180	3,450	2,944	745	710	583
Display and Graphics	3,132	3,268	3,916	590	583	1,166
Electro and Communications	2,276	2,835	2,805	322	540	501
Corporate and Unallocated	12	23	79	(100)	58	(144)
Elimination of Dual Credit	(358)	(361)	(395)	(79)	(79)	(87)
Total Company	$23,123	$25,269	$24,462	$4,814	$5,218	$6,193

	Assets			Depreciation & Amortization			Capital Expenditures
(Millions)	2009	2008	2007	2009	2008	2007	2009	2008	2007
Industrial and Transportation	$6,396	$6,328	$5,959	$327	$285	$265	$233	$334	$333
Health Care	3,218	3,096	2,909	143	146	124	125	169	173
Consumer and Office	1,819	1,815	1,720	88	79	73	43	87	82
Safety, Security and Protection Services	3,251	3,172	2,257	175	150	142	95	128	154
Display and Graphics	3,564	3,479	3,199	174	220	199	160	305	276
Electro and Communications	2,067	2,186	2,063	102	127	131	60	143	110
Corporate and Unallocated	6,935	5,717	6,592	148	146	138	187	305	294
Total Company	$27,250	$25,793	$24,699	$1,157	$1,153	$1,072	$903	$1,471	$1,422

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

3M is an integrated enterprise characterized by substantial intersegment cooperation, cost allocations and inventory transfers. Therefore, management does not represent that its business segments, if operated independently, would report the operating income and other financial information shown. Segment operating income and assets in the preceding table include allocations resulting from the shared utilization of certain corporate or otherwise unallocated assets. However, the separate amounts stated for segment depreciation, amortization, and capital expenditures are based on secondary performance measures used by management that do not include allocations of certain corporate items.

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

The most significant items impacting 2009 and 2008 results were restructuring actions and exit activities. The most significant items impacting 2007 results are the net gain on sale of the pharmaceuticals business (within the Health Care segment) and restructuring and other actions. Refer to Note 4 for discussion of restructuring actions and exit activities and Note 2 for discussion of divestitures.

NOTE 18.  Geographic Areas

Geographic area information is used by the Company as a secondary performance measure to manage its businesses. Export sales and certain income and expense items are generally reported within the geographic area where the final sales to 3M customers are made.

	Net Sales			Operating Income			Property, Plant and Equipment - net
(Millions)	2009	2008	2007	2009	2008	2007	2009	2008
United States	$8,509	$9,179	$8,987	$1,640	$1,578	$1,894	$3,809	$3,901
Asia Pacific	6,120	6,423	6,601	1,528	1,662	2,062	1,366	1,304
Europe, Middle East and Africa	5,972	6,941	6,503	1,003	1,294	1,626	1,318	1,263
Latin America and Canada	2,516	2,723	2,365	631	693	616	507	418
Other Unallocated	6	3	6	12	(9)	(5)	—	—
Total Company	$23,123	$25,269	$24,462	$4,814	$5,218	$6,193	$7,000	$6,886

Restructuring and exit activities significantly impacted results by geographic area in 2009, 2008 and 2007. In 2007, results were also significantly impacted by the sale of businesses. Refer to Note 2 and Note 4 for discussion of these items.

Asia Pacific includes Japan net sales to customers of $1.979 billion in 2009, $2.180 billion in 2008 and $2.063 billion in 2007. Asia Pacific includes Japan net property, plant and equipment of $364 million in 2009 and $420 million in 2008.

NOTE 19.  Quarterly Data (Unaudited)

(Millions, except per-share amounts) 2009	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year 2009
Net sales	$5,089	$5,719	$6,193	$6,122	$23,123
Cost of sales	2,772	2,977	3,171	3,189	12,109
Net income attributable to 3M	518	783	957	935	3,193
Earnings per share attributable to 3M common shareholders — basic	0.75	1.12	1.36	1.32	4.56
Earnings per share attributable to 3M common shareholders — diluted	0.74	1.12	1.35	1.30	4.52

(Millions, except per-share amounts) 2008	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year 2008
Net sales	$6,463	$6,739	$6, 558	$5,509	$25,269
Cost of sales	3,336	3,510	3,432	3,101	13,379
Net income attributable to 3M	988	945	991	536	3,460
Earnings per share attributable to 3M common shareholders — basic	1.40	1.35	1.43	0.77	4.95
Earnings per share attributable to 3M common shareholders — diluted	1.38	1.33	1.41	0.77	4.89

Gross profit is calculated as net sales minus cost of sales. In 2009, restructuring charges, partially offset by a gain on sale of real estate, decreased net income attributable to 3M by $119 million, or $0.17 per diluted share, with $45 million ($0.07 per diluted share) in the first quarter, $60 million ($0.08 per diluted share) in the second quarter and $14 million ($0.02 per diluted share) in the third quarter. 2008 included restructuring actions, exit activities and a loss on sale of businesses, which were partially offset by a gain on sale of real estate. In 2008, these restructuring and other items decreased net income attributable to 3M by $194 million, or $0.28 per diluted share, with $140 million, or $0.20 per diluted share in the fourth quarter of 2008.

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

b. The Company’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on the assessment, management concluded that, as of December 31, 2009, the Company’s internal control over financial reporting is effective. The Company’s internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.

c. There was no change in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Documents Incorporated by Reference

In response to Part III, Items 10, 11, 12, 13 and 14, parts of the Company’s definitive proxy statement (to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year-end of December 31, 2009) for its annual meeting to be held on May 11, 2010, are incorporated by reference in this Form 10-K.

Item 10. Directors, Executive Officers and Corporate Governance.

The information relating to directors and nominees of 3M is set forth under the caption “Proposal No. 1 — Election of Directors” in 3M’s proxy statement for its annual meeting of stockholders to be held on May 11, 2010 (“3M Proxy Statement”) and is incorporated by reference herein. Information about executive officers is included in Item 1 of this Annual Report on Form 10-K. The information required by Items 405, 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is contained under the captions “Section 16(a) Beneficial Ownership Reporting Compliance”, “Governance of the Company — Director Nomination Process”, “Board and Committee Membership — Audit Committee” of the 3M Proxy Statement and such information is incorporated by reference herein.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information relating to security ownership of certain beneficial owners and management is set forth under the designation “Information on Stock Ownership of Directors and Executive Officers” and “Security Ownership of More Than 5 Percent Stockholders” in the 3M Proxy Statement and such information is incorporated by reference herein.

Equity compensation plans information follows:

Equity Compensation Plans Information (1)

Plan Category	A Number of securities to be issued upon exercise of outstanding options, warrants and rights	B Weighted- average exercise price of outstanding options, warrants and rights	C Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A)
Equity compensation plans approved by security holders
Stock options	74,268,165	$72.39	—
Restricted stock and restricted stock units	4,379,480	—	—
Non-employee directors	47,645	—	—
Total	78,695,290	$72.39	15,507,162
GESPP	—	—	5,659,939
Subtotal	78,695,290	$72.39	21,167,101
Equity compensation plans not approved by security holders	—	—	—
Total	78,695,290	$72.39	21,167,101

(1) In column B, the weighted-average exercise price is only applicable to stock options. In column C, the number of securities remaining available for future issuance for stock options, restricted stock, restricted stock units, and non-employee directors is approved in total and not individually with respect to these items.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

With respect to certain relationships and related transactions as set forth in Item 404 of Regulation S-K, no matters require disclosure with respect to transactions with related persons. The information required by Item 404(b) and Item 407(a) of Regulation S-K is contained under the captions “Governance of the Company — Related Person Transaction Policy and Procedures” and “Governance of the Company — Director Independence” of the 3M Proxy Statement and such information is incorporated by reference herein.

Item 14. Principal Accounting Fees and Services.

The information relating to principal accounting fees and services is set forth under the designation “Fees of the Independent Registered Public Accounting Firm” and “Audit Committee Policy on Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Registered Public Accounting Firm” in the 3M Proxy Statement and such information is incorporated by reference herein.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) (1) Financial Statements. The consolidated financial statements filed as part of this report are listed in the index to financial statements on page 44 as follows:

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

(a) (3) Exhibits. The exhibits are either filed with this report or incorporated by reference into this report. Exhibit numbers 10.1 through 10.48 are management contracts or compensatory plans or arrangements. See (b) Exhibits, which follow.

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

(10)	Material contracts and management compensation plans and arrangements:

	(10.1)	3M 2008 Long-Term Incentive Plan (including amendments through February 2009) is incorporated by reference from our Form 10-K for the year ended December 31, 2008.
	(10.2)	Amendment of the 3M 2008 Long-Term Incentive Plan approved on February 9, 2010 is filed herewith.
	(10.3)	Form of Agreement for Stock Option Grants to Executive Officers under 3M 2008 Long-Term Incentive Plan is incorporated by reference from our Form 8-K dated May 13, 2008.
	(10.4)	Form of Stock Option Agreement for options granted to Executive Officers under the 3M 2008 Long-Term Incentive Plan, commencing February 9, 2010, is filed herewith.
	(10.5)	Form of Restricted Stock Unit Agreement for restricted stock units granted to Executive Officers under the 3M Long-Term Incentive Plan, effective February 9, 2010, is filed herewith.
	(10.6)	Form of Stock Option Agreement for U.S. Employees under 3M 2008 Long-Term Incentive Plan is incorporated by reference from our Form 10-K for the year ended December 31, 2008.
	(10.7)	Form of Restricted Stock Unit Agreement for U.S. Employees under 3M 2008 Long-Term Incentive Plan is incorporated by reference from our Form 10-K for the year ended December 31, 2008.
	(10.8)	3M 2005 Management Stock Ownership Program is incorporated by reference from our Proxy Statement for the 2005 Annual Meeting of Stockholders.
	(10.9)	3M 2002 Management Stock Ownership Program is incorporated by reference from our Proxy Statement for the 2002 Annual Meeting of Stockholders.
	(10.10)	3M 1997 Management Stock Ownership Program is incorporated by reference from our Proxy Statement for the 1997 Annual Meeting of Stockholders.
	(10.11)	3M 1992 Management Stock Ownership Program is incorporated by reference from our Proxy Statement for the 1992 Annual Meeting of Stockholders.
	(10.12)	Amendments of 3M 1997, 2002 and 2005 Management Stock Ownership Programs are incorporated by reference from our Form 8-K dated November 14, 2008.
	(10.13)	Form of award agreement for non-qualified stock options granted under the 2005 Management Stock Ownership Program, is incorporated by reference from our Form 8-K dated May 16, 2005.
	(10.14)	Form of award agreement for non-qualified stock options granted under the 2002 Management Stock Ownership Program, is incorporated by reference from our Form 10-K for the year ended December 31, 2004.
	(10.15)	3M 1997 General Employees’ Stock Purchase Plan, as amended through November 8, 2004, is incorporated by reference from our Form 10-K for the year ended December 31, 2004.
(10.16)

3M Board resolution dated May 12, 2009, regarding three-year extension of 3M 1997 General Employees’ Stock Purchase Plan is incorporated by reference from our Form 10-Q for the quarter ended June 30, 2009.

	(10.17)	Amendment of the 3M 1997 General Employees Stock Purchase Plan approved on February 9, 2010 is filed herewith.
	(10.18)	3M VIP Excess Plan is incorporated by reference from our Form 8-K dated November 14, 2008.
	(10.19)	Amendment of 3M VIP Excess Plan is incorporated by reference from our Form 8-K dated November 24, 2009.
	(10.20)	3M VIP (Voluntary Investment Plan) Plus is incorporated by reference from Registration Statement No. 333-73192 on Form S-8, filed on November 13, 2001.
	(10.21)	Amendment of 3M VIP Plus is incorporated by reference from our Form 8-K dated November 14, 2008.
	(10.22)	3M Deferred Compensation Plan, as amended through February 2008, is incorporated by reference from our Form 8-K dated February 14, 2008.
	(10.23)	Amendment of 3M Deferred Compensation Plan is incorporated by reference from our Form 8-K dated November 14, 2008.
	(10.24)	3M Deferred Compensation Excess Plan is filed herewith.
	(10.25)	3M Performance Awards Deferred Compensation Plan is filed herewith.
	(10.26)	3M Executive Annual Incentive Plan is incorporated by reference from our Form 8-K dated May 14, 2007.
	(10.27)	Form of Agreement for Performance Unit or Share Awards to Executive Officers during 2008 under 3M Performance Unit Plan is incorporated by reference from our Form 8-K dated May 8, 2008.
	(10.28)	3M Performance Unit Plan, as amended through February 11, 2007, is incorporated by reference from our Form 8-K dated May 14, 2007.
	(10.29)	Amendment of 3M Performance Unit Plan is incorporated by reference from our Form 8-K dated November 14, 2008.
(10.30)

Description of changes to Non-Employee Director Compensation and Stock Ownership Guidelines dated as of August 13, 2007 is incorporated by reference from our Form 10-Q for the quarter ended September 30, 2007.

(10.31)	Description of changes to 3M Compensation Plan for Non-Employee Directors is incorporated by reference from our Form 8-K dated August 8, 2005.
(10.32)	3M Compensation Plan for Non-Employee Directors, as amended, through November 8, 2004, is incorporated by reference from our Form 10-K for the year ended December 31, 2004.
(10.33)	Amendment of 3M Compensation Plan for Non-Employee Directors is incorporated by reference from our Form 8-K dated November 14, 2008.
(10.34)	3M 1992 Directors Stock Ownership Program, as amended through November 8, 2004, is incorporated by reference from our Form 10-K for the year ended December 31, 2004.
(10.35)	Amendment of 3M 1992 Directors Stock Ownership Program is incorporated by reference from our Form 8-K dated November 14, 2008.
(10.36)	3M Executive Life Insurance Plan, as amended, is incorporated by reference from our Form 10-K for the year ended December 31, 2003.
(10.37)	Summary of Personal Financial Planning Services for 3M Executives is incorporated by reference from our Form 10-K for the year ended December 31, 2003.
(10.38)	3M policy on reimbursement of incentive payments is incorporated by reference from our Form 10-K for the year ended December 31, 2006.
(10.39)	Amended and Restated 3M Nonqualified Pension Plan I is incorporated by reference from our Form 8-K dated December 23, 2008.
(10.40)	Amended and Restated 3M Nonqualified Pension Plan II is incorporated by reference from our Form 8-K dated December 23, 2008.
(10.41)	3M Nonqualified Pension Plan III is incorporated by reference from our Form 8-K dated November 14, 2008.
(10.42)	Employment agreement dated as of December 6, 2005, between 3M and George W. Buckley is incorporated by reference from our Form 8-K dated December 9, 2005.
(10.43)	Amendment, dated August 14, 2006, to employment agreement between 3M and George W. Buckley is incorporated by reference from our Form 10-Q for the quarter ended September 30, 2006.
(10.44)	Amendment to Employment Agreement between 3M and George W. Buckley is incorporated by reference from our Form 8-K dated December 17, 2008.
(10.45)	Description of compensation plan for Robert S. Morrison is incorporated by reference from our Form 8-K dated August 8, 2005.
(10.46)	Employment agreement dated as of January 23, 2002, between 3M and Patrick D. Campbell is incorporated by reference from our Form 10-K for the year ended December 31, 2001.
(10.47)	Amendment to Employment Agreement between 3M and Patrick D. Campbell is incorporated by reference from our Form 8-K dated November 18, 2008.
(10.48)	Appointment and Compensatory arrangements between 3M and David W. Meline are incorporated by reference from our Form 8-K dated July 23, 2008.
(10.49)	Five-year credit agreement as of April 30, 2007, is incorporated by reference from our Form 8-K dated May 3, 2007.
(10.50)

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

(101)

The following financial information from 3M Company’s Annual Report on Form 10-K for the period ended December 31, 2009, filed with the SEC on February 16, 2010, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statement of Income for the years ended December 31, 2009, 2008 and 2007, (ii) the Consolidated Balance Sheet at December 31, 2009 and 2008, (iii) the Consolidated Statement of Changes in Equity and Comprehensive Income for the years ended December 31, 2009, 2008 and 2007, (iv) the Consolidated Statement of Cash Flows for the years ended December 31, 2009, 2008 and 2007, and (iv) Notes to Consolidated Financial Statements (tagged as blocks of text).*

*Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

3M COMPANY

By /s/ Patrick D. Campbell
Patrick D. Campbell,
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)
February 16, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 16, 2010.

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