Form 10-Q
period 2010-03-31
3M CO
filed 2010-05-05
CIK 66740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2010
Common Stock, $0.01 par value per share	713,068,068 shares

This document (excluding exhibits) contains 56 pages.

The table of contents is set forth on page 2.

The exhibit index begins on page 53.

3M COMPANY

Form 10-Q for the Quarterly Period Ended March 31, 2010

3M COMPANY

FORM 10-Q

For the Quarterly Period Ended March 31, 2010

PART I.  Financial Information

Item 1.  Financial Statements.

3M Company and Subsidiaries
Consolidated Statement of Income

(Unaudited)

	Three months ended March 31,
(Millions, except per share amounts)	2010	2009
Net sales	$6,348	$5,089
Operating expenses
Cost of sales	3,238	2,772
Selling, general and administrative expenses	1,323	1,191
Research, development and related expenses	342	323
Total operating expenses	4,903	4,286
Operating income	1,445	803

Interest expense and income
Interest expense	48	55
Interest income	(6)	(11)
Total interest expense (income)	42	44

Income before income taxes	1,403	759
Provision for income taxes	448	229
Net income including noncontrolling interest	$955	$530

Less: Net income attributable to noncontrolling interest	25	12

Net income attributable to 3M	$930	$518

Weighted average 3M common shares outstanding — basic	711.8	693.5
Earnings per share attributable to 3M common shareholders — basic	$1.31	$0.75

Weighted average 3M common shares outstanding — diluted	723.5	695.9
Earnings per share attributable to 3M common shareholders — diluted	$1.29	$0.74

Cash dividends paid per 3M common share	$0.525	$0.510

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries
Consolidated Balance Sheet

(Unaudited)

(Dollars in millions, except per share amount)	Mar. 31, 2010	Dec. 31, 2009
Assets
Current assets
Cash and cash equivalents	$2,848	$3,040
Marketable securities — current	1,759	744
Accounts receivable — net	3,569	3,250
Inventories
Finished goods	1,307	1,255
Work in process	883	815
Raw materials and supplies	608	569
Total inventories	2,798	2,639
Other current assets	1,132	1,122
Total current assets	12,106	10,795

Marketable securities — non-current	580	825
Investments	118	103
Property, plant and equipment	19,234	19,440
Less: Accumulated depreciation	(12,375)	(12,440)
Property, plant and equipment — net	6,859	7,000
Goodwill	5,734	5,832
Intangible assets — net	1,287	1,342
Prepaid pension benefits	83	78
Other assets	1,255	1,275
Total assets	$28,022	$27,250

Liabilities
Current liabilities
Short-term borrowings and current portion of long-term debt	$698	$613
Accounts payable	1,582	1,453
Accrued payroll	498	680
Accrued income taxes	550	252
Other current liabilities	1,820	1,899
Total current liabilities	5,148	4,897

Long-term debt	5,080	5,097
Pension and postretirement benefits	2,164	2,227
Other liabilities	1,779	1,727
Total liabilities	$14,171	$13,948

Commitments and contingencies (Note 12)

Equity
3M Company shareholders’ equity:
Common stock par value, $.01 par value, 944,033,056 shares issued	$9	$9
Additional paid-in capital	3,260	3,153
Retained earnings	24,231	23,753
Treasury stock, at cost: 230,964,988 shares at Mar. 31, 2010; 233,433,937 shares at Dec. 31, 2009	(10,187)	(10,397)
Accumulated other comprehensive income (loss)	(3,747)	(3,754)
Total 3M Company shareholders’ equity	13,566	12,764
Noncontrolling interest	285	538
Total equity	$13,851	$13,302

Total liabilities and equity	$28,022	$27,250

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries
Consolidated Statement of Cash Flows

(Unaudited)

	Three months ended March 31,
(Millions)	2010	2009
Cash Flows from Operating Activities
Net income including noncontrolling interest	$955	$530
Adjustments to reconcile net income including noncontrolling interest to net cash provided by operating activities
Depreciation and amortization	287	271
Company pension and postretirement contributions	(82)	(123)
Company pension and postretirement expense	88	42
Stock-based compensation expense	112	83
Deferred income taxes	26	46
Excess tax benefits from stock-based compensation	(12)	—
Changes in assets and liabilities
Accounts receivable	(356)	8
Inventories	(190)	288
Accounts payable	145	(165)
Accrued income taxes (current and long-term)	317	89
Product and other insurance receivables and claims	(25)	7
Other — net	(183)	(381)
Net cash provided by operating activities	1,082	695

Cash Flows from Investing Activities
Purchases of property, plant and equipment (PP&E)	(157)	(244)
Proceeds from sale of PP&E and other assets	3	15
Acquisitions, net of cash acquired	(17)	(9)
Purchases of marketable securities and investments	(1,410)	(124)
Proceeds from sale of marketable securities and investments	222	241
Proceeds from maturities of marketable securities	435	103
Other investing	(63)	—
Net cash used in investing activities	(987)	(18)

Cash Flows from Financing Activities
Change in short-term debt — net	(27)	(512)
Repayment of debt (maturities greater than 90 days)	(20)	(86)
Proceeds from debt (maturities greater than 90 days)	9	—
Purchases of treasury stock	(20)	—
Reissuances of treasury stock	151	34
Dividends paid to shareholders	(374)	(354)
Excess tax benefits from stock-based compensation	12	—
Other — net	(6)	11
Net cash used in financing activities	(275)	(907)

Effect of exchange rate changes on cash and cash equivalents	(12)	13

Net increase (decrease) in cash and cash equivalents	(192)	(217)
Cash and cash equivalents at beginning of year	3,040	1,849
Cash and cash equivalents at end of period	$2,848	$1,632

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

This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and notes included in its 2009 Annual Report on Form 10-K. However, as described in Note 14, during the first quarter of 2010, the Company made certain product moves between its business segments in its continuing effort to drive growth by aligning businesses around markets and customers. The Company has begun to report comparative results under the new business segment structure with the filing of this Quarterly Report on Form 10-Q. In the second quarter of 2010, the Company plans to revise its business segment disclosures in its 2009 Annual Report on Form 10-K via a Form 8-K to reflect these impacts.

Foreign Currency Translation

3M generally considers local currencies as the functional currencies outside the United States. However, under Accounting Standards Codification (ASC) 830, Foreign Currency Matters, the reporting currency of a foreign entity’s parent is assumed to be that entity’s functional currency when the economic environment of a foreign entity is highly inflationary—generally when its cumulative inflation is approximately 100 percent or more for the three years that precede the beginning of a reporting period. 3M has a subsidiary in Venezuela with operating income representing less than 1.5 percent of 3M’s consolidated operating income for both 2009 and the three-month period ended March 31, 2010. As previously disclosed by the Company in Note 1 to the consolidated financial statements in 3M’s 2009 Annual Report on Form 10-K, 3M determined that the cumulative inflation rate of Venezuela in November 2009 exceeded 100 percent. Accordingly, the financial statements of the Venezuelan subsidiary were remeasured as if its functional currency were that of its parent beginning January 1, 2010. Regulations in Venezuela require the purchase and sale of foreign currency to be made at an official rate of exchange that is fixed from time to time by the Venezuelan government. Certain laws in the country, however, provide an exemption for the purchase and sale of certain securities and have resulted in an indirect “parallel” market through which companies may obtain foreign currency without having to purchase it from Venezuela’s Commission for the Administration of Foreign Exchange (CADIVI). The average rate of exchange in the parallel market varies and is less favorable than the official rate. As previously disclosed, as of December 31, 2009 (prior to the change in functional currency of 3M’s Venezuelan subsidiary in January 2010), 3M changed to the parallel exchange rate for translation of the financial statements of its Venezuelan subsidiary. Other factors notwithstanding, the change in functional currency of this subsidiary and associated remeasurement using the parallel exchange rate beginning January 1, 2010 as a result of Venezuela’s economic environment would decrease net sales of the Venezuelan subsidiary by approximately two-thirds in 2010 in comparison to 2009 (based on exchange rates at 2009 year-end), but will not otherwise have a material impact on operating income and 3M’s consolidated results of operations.

Earnings Per Share

The difference in the weighted average 3M shares outstanding for calculating basic and diluted earnings per share attributable to 3M common shareholders is a result of the dilution associated with the Company’s stock-based compensation plans. Certain options outstanding under these stock-based compensation plans were not included in the computation of diluted earnings per share attributable to 3M common shareholders because they would not have had a dilutive effect (30.2 million average options for the three months ended March 31, 2010 and 71.9 million average options for the three months ended March 31, 2009). The conditions for conversion related to the Company’s “Convertible Notes” were not met (refer to 3M’s 2009 Annual Report on Form 10-K, Note 10 to the Consolidated Financial Statements, for more detail). If the conditions for conversion are met, 3M may choose to pay in cash and/or common stock; however, if this occurs, the Company has the intent and ability to settle this debt security in cash. Accordingly, there was no impact on diluted earnings per share attributable to 3M common shareholders. The computations for basic and diluted earnings per share follow:

Earnings Per Share Computations

	Three months ended March 31,
(Amounts in millions, except per share amounts)	2010	2009
Numerator:
Net income attributable to 3M	$930	$518

Denominator:
Denominator for weighted average 3M common shares outstanding — basic	711.8	693.5

Dilution associated with the Company’s stock-based compensation plans	11.7	2.4

Denominator for weighted average 3M common shares outstanding — diluted	723.5	695.9

Earnings per share attributable to 3M common shareholders — basic	$1.31	$0.75
Earnings per share attributable to 3M common shareholders — diluted	1.29	0.74

New Accounting Standards

In June 2009, the Financial Accounting Standards Board (FASB) issued a new standard regarding the accounting for transfers of financial assets amending the existing guidance on transfers of financial assets to, among other things, eliminate the qualifying special-purpose entity concept, include a new unit of account definition that must be met for transfers of portions of financial assets to be eligible for sale accounting, clarify and change the derecognition criteria for a transfer to be accounted for as a sale, and require significant additional disclosure. For 3M, this standard was effective for new transfers of financial assets beginning January 1, 2010. Because 3M does not have significant transfers of financial assets, the adoption of this standard did not have a material impact on 3M’s consolidated results of operations or financial condition.

In June 2009, the FASB issued a new standard that revises the consolidation guidance for variable-interest entities. The modifications include the elimination of the exemption for qualifying special purpose entities, a new approach for determining who should consolidate a variable-interest entity, and changes to when it is necessary to reassess who should consolidate a variable-interest entity. For 3M, this standard was effective January 1, 2010. The adoption of this standard did not have a material impact on 3M’s consolidated results of operations or financial condition.

In October 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-13, Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force, that provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. As a result of these amendments, multiple-deliverable revenue arrangements will be separated in more circumstances than under existing U.S. GAAP. The ASU does this by establishing a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. A vendor will be required to determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. This ASU also eliminates the residual method of allocation and will require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the overall arrangement proportionally to each deliverable based on its relative selling price. Expanded disclosures of qualitative and quantitative information regarding application of the multiple-deliverable revenue arrangement guidance are also required under the ASU. The ASU does not apply to arrangements for which industry specific allocation and measurement guidance exists, such as long-term construction contracts and software transactions. For 3M, ASU No. 2009-13 is effective beginning January 1, 2011. 3M may elect to adopt the provisions prospectively to new or materially modified arrangements beginning on the effective date or retrospectively for all periods presented. The Company is currently evaluating the impact of this standard on 3M’s consolidated results of operations and financial condition.

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

In January 2010, the FASB issued ASU No. 2010-6, Improving Disclosures About Fair Value Measurements, that amends existing disclosure requirements under FASB Accounting Standards Codification™ (ASC) 820 by adding required disclosures about items transferring into and out of levels 1 and 2 in the fair value hierarchy; adding separate disclosures about purchases, sales, issuances, and settlements relative to level 3 measurements; and clarifying, among other things, the existing fair value disclosures about the level of disaggregation. For 3M this ASU is effective for the first quarter of 2010, except for the requirement to provide level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which is effective beginning the first quarter of 2011. Additional disclosures required by this standard for 2010 are included in Note 11. Since this standard impacts disclosure requirements only, its adoption did not have a material impact on 3M’s consolidated results of operations or financial condition.

In March 2010, the FASB ratified a consensus of the FASB Emerging Issues Task Force that recognizes the milestone method as an acceptable revenue recognition method for substantive milestones in research or development arrangements. This consensus would require its provisions be met in order for an entity to recognize consideration that is contingent upon achievement of a substantive milestone as revenue in its entirety in the period in which the milestone is achieved. In addition, this consensus would require disclosure of certain information with respect to arrangements that contain milestones. For 3M this guidance would be required prospectively beginning January 1, 2011. The Company is currently evaluating the impact of this consensus on 3M’s consolidated results of operations and financial condition.

NOTE 2.  Acquisitions

During the three months ended March 31, 2010, 3M completed one business combination. The purchase price paid for this business combination (net of cash acquired), contingent consideration paid for pre-2009 business combinations, and the impact of other matters (net) during the three months ended March 31, 2010 aggregated to $17 million.

(1) In January 2010, 3M (Consumer and Office Business) purchased 100 percent of the outstanding shares of Incavas Industria de Cabos e Vassouras Ltda., a manufacturer of floor care products based in Rio Grande do Sul, Brazil.

Purchased identifiable intangible assets related to the acquisition which closed in the first three months of 2010 totaled $6 million and will be amortized on a straight-line basis over a weighted-average life of 11 years (lives ranging from 3 to 12 years). Acquired identifiable intangible assets for which significant assumed renewals or extensions of underlying arrangements impacted the determination of their useful lives were not material. Pro forma information related to the above acquisition is not included because the impact on the Company’s consolidated results of operations is not considered to be material.

In addition to business combinations, 3M periodically acquires certain tangible and/or intangible assets and purchases interests in certain enterprises that do not otherwise qualify for accounting as business combinations. These transactions are largely reflected as additional asset purchase and investment activity.

NOTE 3.  Goodwill and Intangible Assets

Purchased goodwill related to the acquisition which closed in the first three months of 2010 totaled $1 million, which is not deductible for tax purposes. The acquisition activity in the following table also includes the impacts of contingent consideration for pre-2009 acquisitions, which increased goodwill by $1 million. The amounts in the “Translation and other” column in the following table primarily relate to changes in foreign currency exchange rates. The goodwill balance by business segment as of December 31, 2009 and March 31, 2010, follow:

Goodwill

(Millions)	Dec. 31, 2009 Balance	Acquisition activity	Translation and other	Mar. 31, 2010 Balance
Industrial and Transportation	$1,783	$—	$(26)	$1,757
Health Care	1,007	1	(27)	981
Consumer and Office	155	1	(2)	154
Display and Graphics	990	—	(6)	984
Safety, Security and Protection Services	1,220	—	(14)	1,206
Electro and Communications	677	—	(25)	652
Total Company	$5,832	$2	$(100)	$5,734

Accounting standards require that goodwill be tested for impairment annually and between annual tests in certain circumstances such as a change in reporting units or the testing of recoverability of a significant asset group within a reporting unit. At 3M, reporting units generally correspond to a division.

As discussed in Note 14, effective in the first quarter of 2010, 3M made certain product moves between its business segments, with the resulting impact reflected in the goodwill balances by business segment above for all periods presented. For any product moves that resulted in reporting unit changes, the Company applied the relative fair value method to determine the impact to reporting units. During the first quarter of 2010, the Company completed its assessment of any potential goodwill impairment for reporting units impacted by this new structure and determined that no impairment existed.

Acquired Intangible Assets

For the three months ended March 31, 2010, intangible assets (excluding goodwill) acquired through business combinations increased balances by $6 million. Balances are also impacted by changes in foreign currency exchange rates. The carrying amount and accumulated amortization of acquired intangible assets as of March 31, 2010, and December 31, 2009, follow:

(Millions)	Mar. 31, 2010	Dec. 31, 2009
Patents	$442	$457
Other amortizable intangible assets (primarily tradenames and customer related intangibles)	1,495	1,519
Non-amortizable intangible assets (tradenames)	130	138
Total gross carrying amount	$2,067	$2,114

Accumulated amortization — patents	(329)	(339)
Accumulated amortization — other	(451)	(433)
Total accumulated amortization	(780)	(772)
Total intangible assets — net	$1,287	$1,342

Amortization expense for acquired intangible assets for the three months ended March 31, 2010 and 2009 follows:

	Three months ended Mar. 31,
(Millions)	2010	2009
Amortization expense	$43	$39

The table below shows expected amortization expense for acquired amortizable intangible assets recorded as of March 31, 2010:

(Millions)	Last 3 Quarters 2010	2011	2012	2013	2014	After 2014
Amortization expense	$126	$137	$123	$117	$111	$543

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

The following provides information concerning the Company’s 2009/2008 restructuring actions.

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

•                  During the second quarter of 2009, 3M announced the permanent reduction of approximately 900 positions, the majority of which were concentrated in the United States, Western Europe and Japan. In the United States, another 700 people accepted a voluntary early retirement incentive program offer, which resulted in a $21 million non-cash charge. Of these aggregate employment reductions, about 66 percent were in the United States, 17 percent in the Asia Pacific area, 14 percent in Europe and 3 percent in Latin America and Canada. These restructuring actions in total resulted in a second-quarter 2009 pre-tax charge of $116 million, with $103 million for employee-related items/benefits and $13 million related to fixed asset impairments. The preceding charges were recorded in cost of sales ($68 million), selling, general and administrative expenses ($44 million), and research, development and related expenses ($4 million).

•                  During the third quarter of 2009, 3M announced the elimination of approximately 200 positions, with the majority of those occurring in Western Europe and, to a lesser extent, the United States. These restructuring actions, including a non-cash charge related to a pension settlement in Japan, resulted in a third-quarter 2009 net pre-tax charge of $26 million for employee-related items/benefits and other, which is net of $7 million of adjustments to prior 2008 and 2009 restructuring actions. The preceding charges were recorded in cost of sales ($25 million) and research, development and related expenses ($1 million).

Components of these restructuring actions by business segment for the first quarter of 2009 and a roll-forward of associated balances from December 31, 2009 follow below.

(Millions)	Employee- Related Items/ Benefits and Other	Asset Impairments	Total
Expenses incurred in first quarter 2009:
Industrial and Transportation	$22	$1	$23
Health Care	4	—	4
Consumer and Office	2	—	2
Display and Graphics	1	5	6
Safety, Security and Protection Services	4	—	4
Electro and Communications	3	—	3
Corporate and Unallocated	25	—	25
Total first quarter 2009 expenses	$61	$6	$67

(Millions)	Employee- Related Items/ Benefits and Other	Asset Impairments	Total
Accrued liability balance as of December 31, 2009	$76	$—	$76
Cash payments in first quarter 2010	(18)	—	(18)
Accrued liability balance as of March 31, 2010	$58	$—	$58

The remaining employee related items and benefits associated with these actions are expected to be paid out in cash in 2010.

NOTE 5.  Supplemental Equity and Comprehensive Income Information

Consolidated Statement of Changes in Equity

3M Company and Subsidiaries

Three months ended Mar. 31, 2010

		3M Company Shareholders
(Millions)	Total	Common Stock and Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest
Balance at December 31, 2009	$13,302	$3,162	$23,753	$(10,397)	$(3,754)	$538

Net income including noncontrolling interest	955		930			25
Cumulative translation adjustment	(95)				(94)	(1)
Defined benefit pension and postretirement plans adjustment	51				50	1
Debt and equity securities - unrealized gain (loss)	1				1	—
Cash flow hedging instruments - unrealized gain (loss)	23				23	—
Total comprehensive income	935
Dividends paid	(374)		(374)
Purchase of subsidiary shares and transfer from noncontrolling interest	(256)	(5)			27	(278)
Stock-based compensation, net of tax impacts	112	112
Reacquired stock	(20)			(20)
Issuances pursuant to stock option and benefit plans	152		(78)	230
Balance at March 31, 2010	$13,851	$3,269	$24,231	$(10,187)	$(3,747)	$285

3M Company and Subsidiaries

Three months ended Mar. 31, 2009

		3M Company Shareholders
(Millions)	Total	Common Stock and Additional Paid-in Capital	Retained Earnings	Treasury Stock	Unearned Comp- ensation	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest
Balance at December 31, 2008	$10,304	$3,015	$22,227	$(11,676)	$(40)	$(3,646)	$424

Net income including noncontrolling interest	530		518				12
Cumulative translation adjustment	(452)					(420)	(32)
Defined benefit pension and postretirement plans adjustment	(21)					(21)	—
Debt and equity securities - unrealized gain (loss)	1					1	—
Cash flow hedging instruments - unrealized gain (loss)	(5)					(5)	—
Total comprehensive income	53
Dividends paid	(354)		(354)
Amortization of unearned compensation	22				22
Stock-based compensation, net of tax impacts	80	80
Issuances pursuant to stock option and benefit plans	36		(22)	58
Balance at March 31, 2009	$10,141	$3,095	$22,369	$(11,618)	$(18)	$(4,091)	$404

Consolidated Statement of Comprehensive Income (Loss)

	Three months ended Mar. 31,
(Millions)	2010	2009
Net income including noncontrolling interest	$955	$530
Other comprehensive income, net of tax:
Cumulative translation adjustment	(95)	(452)
Defined benefit pension and postretirement plans adjustment	51	(21)
Debt and equity securities, unrealized gain (loss)	1	1
Cash flow hedging instruments, unrealized gain (loss)	23	(5)
Total other comprehensive income (loss), net of tax	(20)	(477)
Comprehensive income (loss) including noncontrolling interest	935	53
Comprehensive (income) loss attributable to noncontrolling interest	(25)	20
Comprehensive income (loss) attributable to 3M	$910	$73

Accumulated Other Comprehensive Income (Loss) Attributable to 3M

	Mar. 31,	Dec. 31,
(Millions)	2010	2009
Cumulative translation adjustment	$63	$122
Defined benefit pension and postretirement plans adjustment	(3,789)	(3,831)
Debt and equity securities, unrealized gain (loss)	(8)	(9)
Cash flow hedging instruments, unrealized gain (loss)	(13)	(36)
Total accumulated other comprehensive income (loss)	$(3,747)	$(3,754)

Components of Comprehensive Income (Loss) Attributable to 3M

	Three months ended Mar. 31,
(Millions)	2010	2009
Net income attributable to 3M	$930	$518

Cumulative translation	(77)	(363)
Tax effect	(17)	(57)
Cumulative translation - net of tax	(94)	(420)

Defined benefit pension and postretirement plans adjustment	76	(40)
Tax effect	(26)	19
Defined benefit pension and postretirement plans adjustment - net of tax	50	(21)

Debt and equity securities, unrealized gain (loss)	3	2
Tax effect	(2)	(1)
Debt and equity securities, unrealized gain (loss) - net of tax	1	1

Cash flow hedging instruments, unrealized gain (loss)	36	(11)
Tax effect	(13)	6
Cash flow hedging instruments, unrealized gain (loss) - net of tax	23	(5)

Total comprehensive income (loss) attributable to 3M	$910	$73

Reclassification adjustments are made to avoid double counting in comprehensive income items that are also recorded as part of net income. 3M had no material reclassification adjustments attributable to noncontrolling interest. As disclosed in Note 9, for the three months ended March 31, 2010, $76 million pre-tax ($50 million after tax) was reclassified to earnings from accumulated other comprehensive income attributable to 3M to pension and postretirement expense in the income statement. These pension and postretirement expense amounts are shown in the table in Note 9 as amortization of transition (asset) obligation, amortization of prior service cost (benefit) and amortization of net actuarial (gain) loss. Reclassifications to earnings from accumulated other comprehensive income for debt and equity securities, which primarily include marketable securities, were not material for the three months ended March 31, 2010. Refer to Note 10 for a table that recaps pre-tax cash flow hedging instruments reclassifications. Income taxes are not provided for foreign currency translation relating to permanent investments in international subsidiaries, but tax effects within cumulative translation do include impacts from items such as net investment hedge transactions.

Purchase of Subsidiary Shares and Transfer from Noncontrolling Interest

During the quarter ended March 31, 2010, a majority owned subsidiary that, in turn, owned a portion of the Company’s majority owned Sumitomo 3M Limited entity (Sumitomo 3M) sold this interest to Sumitomo 3M. In addition, Sumitomo 3M purchased a portion of its shares held by its noncontrolling interest, Sumitomo Electric Industries, Ltd. (SEI), by paying cash of 5.8 billion Japanese Yen and entering into a note payable to SEI of 17.4 billion Japanese Yen (approximately $63 million and $188 million, respectively, based on March 31, 2010 exchange rates). As a result of these transactions, 3M’s effective ownership in Sumitomo 3M was increased from 71.5 percent to 75 percent. These transactions were effected to further align activities in the associated region and to simplify the Company’s ownership structure. The cash paid during the quarter ended March 31, 2010 as a result of the purchase of Sumitomo 3M shares from SEI is classified as investing activity in the consolidated statement of cash flows. The remainder of the purchase financed by the note payable to SEI is considered non-cash investing and financing activity in the first quarter of 2010. Additionally, 3M acquired the remaining noncontrolling interest of a previously majority owned subsidiary for an immaterial amount during the first quarter of 2010. Because 3M retained its controlling interest in the subsidiaries involved, these transactions resulted in an increase in 3M Company shareholders’ equity of $22 million and a decrease in noncontrolling interest of $278 million in the first quarter of 2010. The following table summarizes the effects of these transactions on equity attributable to 3M Company shareholders.

(Millions)	Three months ended Mar. 31, 2010
Net income attributable to 3M	$930
Transfer from noncontrolling interest	22
Change in 3M Company shareholders’ equity from net income attributable to 3M and transfers from noncontrolling interest	$952

NOTE 6.  Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2002.

The IRS completed its field examination of the Company’s U.S. federal income tax returns for the years 2005 through 2007 in the fourth quarter of 2009. The Company has protested certain IRS positions within these tax years and has entered into the administrative appeals process with the IRS during the first quarter of 2010. During the first quarter 2010, the IRS completed its field examination of the Company’s U.S. federal income tax return for the 2008 year. The Company will protest certain IRS positions within this tax year and is expected to enter into the administrative appeals process with the IRS during 2010. Currently, the Company is under examination by the IRS for its U.S. federal income tax returns for the years 2009 and 2010. It is anticipated that the IRS will complete its examination of the Company for 2009 by the end of the first quarter of 2011, and for 2010 by the end of the first quarter of 2012. As of March 31, 2010, the IRS has not proposed any significant adjustments to the Company’s tax positions for which the Company is not adequately reserved.

During the first quarter 2010, the Company paid the agreed upon assessments for the 2005 tax year.  Payments relating to any proposed assessments arising from the 2005 through 2010 examinations may not be made until a final agreement is reached between the Company and the IRS on such assessments or upon a final resolution resulting from the administrative appeals process or judicial action. In addition to the U.S. federal examination, there is also limited audit activity in several U.S. state and foreign jurisdictions.

3M anticipates changes to the Company’s uncertain tax positions due to the closing of the various audit years mentioned above. Currently, the Company is not able to reasonably estimate the amount by which the liability for unrecognized tax benefits will increase or decrease during the next 12 months as a result of the ongoing income tax authority examinations. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of March 31, 2010 and December 31, 2009, respectively, are $410 million and $425 million.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in tax expense. The Company recognized in the consolidated statement of income on a gross basis approximately $4 million and $3 million for the three months ended March 31, 2010 and March 31, 2009, respectively. At March 31, 2010 and December 31, 2009, accrued interest and penalties in the consolidated balance sheet on a gross basis were $56 million and $53 million, respectively. Included in these interest and penalty amounts are interest and penalties related to tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate, but would accelerate the payment of cash to the taxing authority to an earlier period.

Under a Federal program that was established to encourage companies to provide retiree prescription drug coverage, many companies, including 3M, received a tax-advantaged subsidy. The tax advantage of the subsidy was eliminated by the Patient Protection and Affordable Care Act (H.R. 3590), including modifications included in the Health Care and Education Reconciliation Act of 2010 (collectively, the “Act’), which were enacted in March 2010. Although the elimination of this tax advantage does not take effect until 2013 under the Act, 3M was required to recognize the full accounting impact in its financial statements in the period in which the Act was signed. Because future anticipated retiree health care liabilities and related tax subsidies are already reflected in 3M’s financial statements, the change in law resulted in a reduction of the value of the company’s deferred tax asset related to the subsidy. This reduction in value resulted in a one-time non-cash income tax charge to 3M’s earnings in the first quarter of 2010 of approximately $84 million, or 11 cents per diluted share.

While the preceding item increased the effective tax rate, the most significant item that decreased the effective tax rate in the first quarter of 2010 related to international taxes. This was due primarily to the 2010 tax benefits resulting from the corporate alignment transactions that allowed the Company to increase its ownership of a foreign subsidiary. The transactions are described in the section of Note 5 entitled “Purchase of Subsidiary Shares and Transfer from Noncontrolling Interest”.

The provision for income taxes is determined using the asset and liability approach. Under this approach, deferred income taxes represent the expected future tax consequences of temporary differences between the carrying amounts and tax basis of assets and liabilities. The Company records a valuation allowance to reduce its deferred tax assets when uncertainty regarding their realizability exits. As of March 31, 2010 and December 31, 2009, the Company recorded $46 million and $23 million of valuation allowance on its deferred tax assets, respectively.

NOTE 7.  Marketable Securities

The Company invests in agency securities, corporate securities, asset-backed securities, treasury securities and other securities. The following is a summary of amounts recorded on the Consolidated Balance Sheet for marketable securities (current and non-current).

	Mar. 31,	Dec. 31,
(Millions)	2010	2009

U.S. government agency securities	$862	$326
Foreign government agency securities	16	—
Corporate debt securities	373	154
Commercial paper	65	—
U.S. treasury securities.	25	—
U.S. municipal securities.	6	—
Asset-backed securities:
Automobile loan related	276	198
Credit card related	80	9
Equipment lease related	30	41
Other	7	8
Asset-backed securities total	393	256
Other securities	19	8

Current marketable securities	$1,759	$744

U.S. government agency securities	$130	$165
Corporate debt securities	110	112
U.S. treasury securities	79	94
Asset-backed securities:
Automobile loan related	218	317
Credit card related	11	98
Equipment lease related	23	29
Other	3	5
Asset-backed securities total	255	449
Auction rate securities	6	5

Non-current marketable securities	$580	$825

Total marketable securities	$2,339	$1,569

Classification of marketable securities as current or non-current is dependent upon management’s intended holding period, the security’s maturity date and liquidity considerations based on market conditions. If management intends to hold the securities for longer than one year as of the balance sheet date, they are classified as non-current. At March 31, 2010, gross unrealized losses totaled approximately $12 million (pre-tax), while gross unrealized gains totaled approximately $4 million (pre-tax). At December 31, 2009, gross unrealized losses totaled approximately $12 million (pre-tax), while gross unrealized gains totaled approximately $3 million. Gross realized gains and losses on sales or maturities of marketable securities for the first three months of 2010 and 2009 were not material. Cost of securities sold use the first in, first out (FIFO) method. Since these marketable securities are classified as available-for-sale securities, changes in fair value will flow through other comprehensive income, with amounts reclassified out of other comprehensive income into earnings upon sale or “other-than-temporary” impairment.

3M reviews impairments associated with the above in accordance with the measurement guidance provided by ASC 320, Investments-Debt and Equity Securities, when determining the classification of the impairment as “temporary” or “other-than-temporary”. A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income component of shareholders’ equity. Such an unrealized loss does not reduce net income attributable to 3M for the applicable accounting period because the loss is not viewed as other-than-temporary. The factors evaluated to differentiate between temporary and other-than-temporary include the projected future cash flows, credit ratings actions, and assessment of the credit quality of the underlying collateral, as well as other factors.

The balance at March 31, 2010 for marketable securities and short-term investments by contractual maturity are shown below. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(Millions)	Mar. 31, 2010

Due in one year or less	$1,366
Due after one year through three years	862
Due after three years through five years	77
Due after five years	34

Total marketable securities	$2,339

3M has a diversified marketable securities portfolio of $2.339 billion as of March 31, 2010. Within this portfolio, current and long-term asset-backed securities (estimated fair value of $648 million) are primarily comprised of interests in automobile loans and credit cards. At March 31, 2010, the asset-backed securities credit ratings were AAA or A-1.

Historically, 3M’s marketable securities portfolio included auction rate securities that represented interests in investment grade credit default swaps; however, the estimated fair value of auction rate securities are $6 million and $5 million as of March 31, 2010 and December 31, 2009, respectively. Gross unrealized losses within accumulated other comprehensive income related to auction rate securities totaled $7 million and $8 million (pre-tax) as of March 31, 2010 and December 31, 2009, respectively. As of March 31, 2010, auction rate securities associated with these balances have been in a loss position for more than 12 months. Since the second half of 2007, these auction rate securities failed to auction due to sell orders exceeding buy orders. Liquidity for these auction-rate securities is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals, usually every 7, 28, 35, or 90 days. The funds associated with failed auctions will not be accessible until a successful auction occurs or a buyer is found outside of the auction process.  Refer to Note 11 for a table that reconciles the beginning and ending balances of auction rate securities.

NOTE 8.  Long-Term Debt and Short-Term Borrowings

During the first quarter of 2010, the Company entered into a floating rate note payable of 17.4 billion Japanese Yen (approximately $188 million based on March 31, 2010 exchange rates) in connection with the purchase of additional interest in the Company’s Sumitomo 3M Limited subsidiary as discussed in Note 5. This note is due in three equal installments of 5.8 billion Japanese Yen on September 30, 2010, March 30, 2011 and September 30, 2011. Interest accrues on the note based on the three-month Tokyo Interbank Offered Rate (TIBOR) plus 40 basis points.

NOTE 9.  Pension and Postretirement Benefit Plans

Components of net periodic benefit cost and other supplemental information for the three months ended March 31, 2010 and 2009 follows:

Benefit Plan Information

	Three months ended March 31,
	Qualified and Non-qualified Pension Benefits				Postretirement
	United States		International		Benefits
(Millions)	2010	2009	2010	2009	2010	2009
Net periodic benefit cost (benefit)
Service cost	$50	$46	$28	$24	$14	$13
Interest cost	160	155	62	56	22	24
Expected return on plan assets	(232)	(227)	(71)	(62)	(21)	(23)
Amortization of transition (asset) obligation	—	—	—	1	—	—
Amortization of prior service cost (benefit)	3	4	(1)	(1)	(23)	(20)
Amortization of net actuarial (gain) loss	55	25	21	10	21	17
Net periodic benefit cost (benefit)	$36	$3	$39	$28	$13	$11
Settlements, curtailments and special termination benefits	—	—	—	—	—	—
Net periodic benefit cost (benefit) after settlements, curtailments and special termination benefits	$36	$3	$39	$28	$13	$11

For the three months ended March 31, 2010, contributions totaling $54 million were made to the Company’s U.S. and international pension plans and $28 million to its postretirement plans. In 2010, the Company expects to contribute in the range of $500 million to $700 million to its U.S. and international pension and postretirement plans. The Company does not have a required minimum pension contribution obligation for its U.S. plans in 2010. Therefore, the amount of the anticipated discretionary pension contribution could vary significantly depending on the U.S. plans’ funded status and the anticipated tax deductibility of the contribution. 3M’s annual measurement date for pension and postretirement assets and liabilities is December 31 each year, which is also the date used for the related annual measurement assumptions.

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

Additional information with respect to the impacts on other comprehensive income of nonderivative hedging and derivative instruments is included in Note 5. Additional information with respect to the fair value of derivative instruments is included in Note 11.  References to information regarding derivatives and/or hedging instruments associated with the Company’s long-term debt are also made in Note 10 to the Consolidated Financial Statements in 3M’s 2009 Annual Report on Form 10-K.

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

Cash Flow Hedging - Foreign Currency Forward and Option Contracts: The Company enters into foreign exchange forward and option contracts to hedge against the effect of exchange rate fluctuations on cash flows denominated in foreign currencies and certain intercompany financing transactions. These transactions are designated as cash flow hedges. The settlement or extension of these derivatives will result in reclassifications (from accumulated other comprehensive income) to earnings in the period during which the hedged transactions affect earnings. Generally, 3M dedesignates these cash flow hedge relationships in advance of the occurrence of the forecasted transaction. The portion of gains or losses on the derivative instrument previously accumulated in other comprehensive income for dedesignated hedges remains in accumulated other comprehensive income until the forecasted transaction occurs. Changes in the value of derivative instruments after dedesignation are recorded in earnings and are included in the Derivatives Not Designated as Hedging Instruments section below. Hedge ineffectiveness and the amount excluded from effectiveness testing recognized in income on cash flow hedges were not material for the three month periods ended March 31, 2010 and 2009. The maximum length of time over which 3M hedges its exposure to the variability in future cash flows for a majority of the forecasted transactions is 12 months and, accordingly, at March 31, 2010, the majority of the Company’s open foreign exchange forward and option contracts had maturities of one year or less. The dollar equivalent gross notional amount of the Company’s foreign exchange forward and option contracts designated as cash flow hedges at March 31, 2010 was approximately $3.4 billion.

Cash Flow Hedging - Commodity Price Management: The Company manages commodity price risks through negotiated supply contracts, price protection agreements and forward physical contracts. The Company uses commodity price swaps relative to natural gas as cash flow hedges of forecasted transactions to manage price volatility. The related mark-to-market gain or loss on qualifying hedges is included in other comprehensive income to the extent effective, and reclassified into cost of sales in the period during which the hedged transaction affects earnings. Generally, the length of time over which 3M hedges its exposure to the variability in future cash flows for its forecasted natural gas transactions is 12 months. No significant commodity cash flow hedges were discontinued and hedge ineffectiveness was not material for the three month periods ended March 31, 2010 and 2009. The dollar equivalent gross notional amount of the Company’s natural gas commodity price swaps designated as cash flow hedges at March 31, 2010 was $35 million.

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

Three months ended March 31, 2010 (Millions)	Pretax Gain (Loss) Recognized in Other Comprehensive Income on Effective Portion of Derivative	Pretax Gain (Loss) Recognized in Income on Effective Portion of Derivative as a Result of Reclassification from Accumulated Other Comprehensive Income		Ineffective Portion of Gain (Loss) on Derivative and Amount Excluded from Effectiveness Testing Recognized in Income
Derivatives in Cash Flow Hedging Relationships	Amount	Location	Amount	Location	Amount
Foreign currency forward/option contracts	$3	Cost of sales	$(40)	Cost of sales	$—
Foreign currency forward contracts	(5)	Interest expense	(5)	Interest expense	—
Commodity price swap contracts	(9)	Cost of sales	(2)	Cost of sales	—
Total	$(11)		$(47)		$—

Three months ended March 31, 2009 (Millions)	Pretax Gain (Loss) Recognized in Other Comprehensive Income on Effective Portion of Derivative	Pretax Gain (Loss) Recognized in Income on Effective Portion of Derivative as a Result of Reclassification from Accumulated Other Comprehensive Income		Ineffective Portion of Gain (Loss) on Derivative and Amount Excluded from Effectiveness Testing Recognized in Income
Derivatives in Cash Flow Hedging Relationships	Amount	Location	Amount	Location	Amount
Foreign currency forward/option contracts	$30	Cost of sales	$41	Cost of sales	$—
Foreign currency forward contracts	(48)	Interest expense	(54)	Interest expense	—
Commodity price swap contracts	(15)	Cost of sales	(9)	Cost of sales	—
Total	$(33)		$(22)		$—

As of March 31, 2010, the Company had a balance of $13 million associated with the after tax net unrealized loss associated with cash flow hedging instruments recorded in accumulated other comprehensive income.  3M expects to reclassify to earnings over the next 12 months a majority of this balance (with the impact offset by cash flows from underlying hedged items).

Fair Value Hedges:

For derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivatives as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings.

Fair Value Hedging - Interest Rate Swaps: The Company manages interest expense using a mix of fixed and floating rate debt. To help manage borrowing costs, the Company may enter into interest rate swaps. Under these arrangements, the Company agrees to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated by reference to an agreed-upon notional principal amount. The dollar equivalent (based on inception date foreign currency exchange rates) gross notional amount of the Company’s interest rate swaps at March 31, 2010 was $1.3 billion.

At March 31, 2010, the Company had interest rate swaps designated as fair value hedges of underlying fixed rate obligations. In November 2006, the Company entered into a $400 million fixed-to-floating interest rate swap concurrent with the issuance of the three-year medium-term note due in 2009. In July 2007, in connection with the issuance of a seven-year Eurobond for an amount of 750 million Euros, the Company completed a fixed-to-floating interest rate swap on a notional amount of 400 million Euros as a fair value hedge of a portion of the fixed interest rate Eurobond obligation. The Company also has two fixed-to-floating interest rate swaps with an aggregate notional amount of $800 million designated as fair value hedges of the fixed interest rate obligation under its $800 million, three-year, 4.50% notes issued in October 2008. The mark-to-market of these fair value hedges is recorded as gains or losses in interest expense and is offset by the gain or loss on the underlying debt instrument, which also is recorded in interest expense. These fair value hedges are highly effective and, thus, there is no impact on earnings due to hedge ineffectiveness.

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

The location in the consolidated statements of income and amounts of gains and losses related to derivative instruments designated as fair value hedges and similar information relative to the hedged items are as follows:

Three months ended March 31, 2010 (Millions)	Gain (Loss) on Derivative Recognized in Income		Gain (Loss) on Hedged Item Recognized in Income
Derivatives in Fair Value Hedging Relationships	Location	Amount	Location	Amount
Interest rate swap contracts	Interest expense	$8	Interest expense	$(8)
Total		$8		$(8)

Three months ended March 31, 2009 (Millions)	Gain (Loss) on Derivative Recognized in Income		Gain (Loss) on Hedged Item Recognized in Income
Derivatives in Fair Value Hedging Relationships	Location	Amount	Location	Amount
Interest rate swap contracts	Interest expense	$14	Interest expense	$(14)
Total		$14		$(14)

Net Investment Hedges:

As circumstances warrant, the Company uses cross currency swaps, forwards and foreign currency denominated debt to hedge portions of the Company’s net investments in foreign operations. For hedges that meet the effectiveness requirements, the net gains or losses attributable to changes in spot exchange rates are recorded in cumulative translation within other comprehensive income. The remainder of the change in value of such instruments is recorded in earnings. Recognition in earnings of amounts previously recorded in cumulative translation is limited to circumstances such as complete or substantially complete liquidation of the net investment in the hedged foreign operation. At March 31, 2010, there were no cross currency swaps and foreign currency forward contracts designated as net investment hedges.

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

The location in the consolidated statements of income and comprehensive income and amounts of gains and losses related to derivative and nonderivative instruments designated as net investment hedges are as follows.  There were no reclassifications of the effective portion of net investment hedges out of accumulated other comprehensive income into income for the periods presented in the table below.

Three months ended March 31, 2010 (Millions) Derivative and Nonderivative Instruments in	Pretax Gain (Loss) Recognized as Cumulative Translation within Other Comprehensive Income on Effective Portion of Instrument	Ineffective Portion of Gain (Loss) on Instrument and Amount Excluded from Effectiveness Testing Recognized in Income
Net Investment Hedging Relationships	Amount	Location	Amount
Foreign currency denominated debt	$90	N/A	$—
Total	$90		$—

Three months ended March 31, 2009 (Millions) Derivative and Nonderivative Instruments in	Pretax Gain (Loss) Recognized as Cumulative Translation within Other Comprehensive Income on Effective Portion of Instrument	Ineffective Portion of Gain (Loss) on Instrument and Amount Excluded from Effectiveness Testing Recognized in Income
Net Investment Hedging Relationships	Amount	Location	Amount
Cross currency swap contracts	$38	Interest expense	$31
Foreign currency denominated debt	95	N/A	—
Total	$133		$31

Derivatives Not Designated as Hedging Instruments:

Derivatives not designated as hedging instruments include dedesignated foreign currency forward and option contracts that formerly were designated in cash flow hedging relationships (as referenced in the preceding Cash Flow Hedges section). In addition, 3M enters into foreign currency forward contracts and commodity price swaps to offset, in part, the impacts of certain intercompany activities (primarily associated with intercompany licensing arrangements and certain intercompany loans) and fluctuations in costs associated with the use of certain precious metals, respectively.  These derivative instruments are not designated in hedging relationships; therefore, fair value gains and losses on these contracts are recorded in earnings.  The dollar equivalent gross notional amount of these forward, option and swap contracts not designated as hedging instruments totaled $695 million as of March 31, 2010.  The Company does not hold or issue derivative financial instruments for trading purposes.

The location in the consolidated statements of income and amounts of gains and losses related to derivative instruments not designated as hedging instruments are as follows:

(Millions)	Three months ended Mar. 31, 2010 Gain (Loss) on Derivative Recognized in Income		Three months ended Mar. 31, 2009 Gain (Loss) on Derivative Recognized in Income
Derivatives Not Designated as Hedging Instruments	Location	Amount	Location	Amount
Foreign currency forward/option contracts	Cost of sales	$(1)	Cost of sales	$13
Foreign currency forward contract	Interest expense	7	Interest expense	9
Commodity price swap contracts	Cost of sales	—	Cost of sales	(1)
Total		$6		$21

Location and Fair Value Amount of Derivative Instruments

The following tables summarize the fair value of 3M’s derivative instruments, excluding nonderivative instruments used as hedging instruments, and their location in the consolidated balance sheet.

March 31, 2010 (Millions)	Assets		Liabilities
Fair Value of Derivative Instruments	Location	Amount	Location	Amount

Derivatives designated as hedging instruments
Foreign currency forward/option contracts	Other current assets	$37	Other current liabilities	$26
Commodity price swap contracts	Other current assets	—	Other current liabilities	8
Interest rate swap contracts	Other assets	62	Other liabilities	—
Total derivatives designated as hedging instruments		$99		$34

Derivatives not designated as hedging instruments
Foreign currency forward/option contracts	Other current assets	$4	Other current liabilities	$25
Commodity price swap contracts	Other current assets	—	Other current liabilities	—
Total derivatives not designated as hedging instruments		$4		$25

Total derivative instruments		$103		$59

December 31, 2009 (Millions)	Assets		Liabilities
Fair Value of Derivative Instruments	Location	Amount	Location	Amount

Derivatives designated as hedging instruments
Foreign currency forward/option contracts	Other current assets	$17	Other current liabilities	$41
Commodity price swap contracts	Other current assets	1	Other current liabilities	1
Interest rate swap contracts	Other assets	54	Other liabilities	—
Total derivatives designated as hedging instruments		$72		$42

Derivatives not designated as hedging instruments
Foreign currency forward/option contracts	Other current assets	$6	Other current liabilities	$52
Commodity price swap contracts	Other current assets	1	Other current liabilities	—
Total derivatives not designated as hedging instruments		$7		$52

Total derivative instruments		$79		$94

Additional information with respect to the fair value of derivative instruments is included in Note 11.

Currency Effects and Credit Risk

Currency Effects: 3M estimates that year-on-year currency effects, including hedging impacts, decreased net income attributable to 3M by approximately $15 million for the for the three months ended March 31, 2010. This estimate includes the effect of translating profits from local currencies into U.S. dollars; the impact of currency fluctuations on the transfer of goods between 3M operations in the United States and abroad; and transaction gains and losses, including derivative instruments designed to reduce foreign currency exchange rate risks. 3M estimates that year-on-year derivative and other transaction gains and losses decreased net income attributable to 3M by approximately $75 million for the three months ended March 31, 2010.

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

NOTE 11.  Fair Value Measurements

3M follows ASC 820, Fair Value Measurements and Disclosures, with respect to assets and liabilities that are measured at fair value on a recurring basis and nonrecurring basis. Under the standard, fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. The standard also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors market participants would use in valuing the asset or liability developed based upon the best information available in the circumstances. The hierarchy is broken down into three levels. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. Categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis:

For 3M, assets and liabilities that are measured at fair value on a recurring basis primarily relate to available-for-sale marketable securities, available-for-sale investments (included as part of investments in the Consolidated Balance Sheet) and certain derivative instruments. Derivatives include cash flow hedges, interest rate swaps and most net investment hedges. The information in the following paragraphs and tables primarily addresses matters relative to these financial assets and liabilities. Separately, there were no material fair value measurements with respect to nonfinancial assets or liabilities that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis for the three month periods ended March 31, 2010 and 2009.

3M uses various valuation techniques, which are primarily based upon the market and income approaches, with respect to financial assets and liabilities. Following is a description of the valuation methodologies used for the respective financial assets and liabilities measured at fair value.

Available-for-sale marketable securities — except auction rate securities:

Marketable securities, except auction rate securities, are valued utilizing multiple sources. A weighted average price is used for these securities. Market prices are obtained for these securities from a variety of industry standard data providers, security master files from large financial institutions, and other third-party sources. These multiple prices are used as inputs into a distribution-curve-based algorithm to determine the daily fair value to be used. 3M classifies U.S. treasury and U.S. municipal securities as level 1, while all other marketable securities (excluding auction rate securities) are classified as level 2. Marketable securities are discussed further in Note 7.

Available-for-sale marketable securities — auction rate securities only:

As discussed in Note 7, auction rate securities held by 3M failed to auction since the second half of 2007. As a result, investments in auction rate securities are valued utilizing third-party indicative bid levels in markets that are not active and broker-dealer valuation models that utilize inputs such as current/forward interest rates, current market conditions and credit default swap spreads. 3M classifies these securities as level 3.

Available-for-sale investments:

Investments include equity securities that are traded in an active market. Closing stock prices are readily available from active markets and are used as being representative of fair value. 3M classifies these securities as level 1.

Derivative instruments:

The Company’s derivative assets and liabilities within the scope of ASC 815, Derivatives and Hedging, are required to be recorded at fair value. The Company’s derivatives that are recorded at fair value include foreign currency forward and option contracts, commodity price swaps, interest rate swaps, and net investment hedges where the hedging instrument is recorded at fair value. Net investment hedges that use foreign currency denominated debt to hedge 3M’s net investment are not impacted by the fair value measurement standard under ASC 820, as the debt used as the hedging instrument is marked to a value with respect to changes in spot foreign currency exchange rates and not with respect to other factors that may impact fair value.

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

The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis.

	Fair Value
(Millions)	at Mar. 31,	Fair Value Measurements Using Inputs Considered as
Description	2010	Level 1	Level 2	Level 3
Assets:
Available-for-sale:
Marketable securities:
U.S. government agency securities	$992	$—	$992	$—
Foreign government agency securities	16	—	16	—
Corporate debt securities	483	—	483	—
Asset-backed securities:
Automobile loan related	494	—	494	—
Credit card related	91	—	91	—
Equipment lease related	53	—	53	—
Other	10	—	10	—
U.S. treasury securities	104	104	—
U.S. municipal securities	6	6	—	—
Commercial paper	65	—	65	—
Auction rate securities	6	—	—	6
Other securities	19	—	19	—
Investments	12	12	—	—
Derivative instruments — assets:
Foreign currency forward/option contracts	41	33	8	—
Interest rate swap contracts	62	—	62	—

Liabilities:
Derivative instruments — liabilities:
Foreign currency forward/option contracts	51	51	—	—
Commodity price swap contracts	8	8	—	—

	Fair Value
(Millions)	at Dec. 31,	Fair Value Measurements Using Inputs Considered as
Description	2009	Level 1	Level 2	Level 3
Assets:
Available-for-sale:
Marketable securities:
U.S. government agency securities	$491	$—	$491	$—
Corporate debt securities	266	—	266	—
Asset-backed securities:
Automobile loan related	515	—	515	—
Credit card related	107	—	107	—
Equipment lease related	70	—	70	—
Other	13	—	13	—
U.S. treasury securities	94	94	—	—
Auction rate securities	5	—	—	5
Other securities	8	—	8	—
Investments	11	11	—	—
Derivative instruments — assets:
Foreign currency forward/option contracts	23	22	1	—
Commodity price swap contracts	2	2	—	—
Interest rate swap contracts	54	—	54	—

Liabilities:
Derivative instruments — liabilities:
Foreign currency forward/option contracts	93	93	—	—
Commodity price swap contracts	1	1	—	—

The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3).

(Millions)	Three months ended Mar. 31,
Marketable securities — auction rate securities only	2010	2009
Beginning balance	$5	$1
Total gains or (losses):
Included in earnings	—	—
Included in other comprehensive income	1	(1)
Purchases, issuances, and settlements	—	—
Transfers in and/or out of Level 3	—	—
Ending balance (March 31)	6	—

Additional losses included in earnings due to reclassifications from other comprehensive income for:
Securities sold during the period ended March 31	—	—
Securities still held at March 31	—	—

In addition, the plan assets of 3M’s pension and postretirement benefit plans are measured at fair value on a recurring basis (at least annually). Refer to Note 11 in 3M’s 2009 Annual Report on Form 10-K.

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis:

Disclosures are required for assets and liabilities that are measured at fair value, but are recognized and disclosed at fair value on a nonrecurring basis. During the three months ended March 31, 2010 and 2009, such measurements of fair value related primarily to the nonfinancial assets and liabilities with respect to the business combinations that closed in 2009 and 2010 and long-lived asset impairments in 2009.

The net identifiable tangible and intangible assets and liabilities (excluding goodwill) for business combinations that closed during the three months ended March 31, 2010 and 2009 were $18 million and $7 million, respectively. For business combinations, 3M uses inputs other than quoted prices that are observable, such as interest rates, cost of capital, and market comparable royalty rates, which are applied to income and market valuation approaches. 3M considers these level 2 inputs.

Long-lived asset impairments for the three months ended March 31, 2009 relate to the $6 million portion of 2009 restructuring actions with respect to asset impairments as discussed in Note 4.  The complete carrying amount of these assets were written off and included in operating income results.  Refer to Note 1 in 3M’s 2009 Annual Report on Form 10-K for further discussion of accounting policies related to impairments.

The following tables provide information by level for assets and liabilities that were measured at fair value on a nonrecurring basis.

Three months ended Mar. 31, 2010		Fair Value Measurements Using
(Millions)		Quoted Prices	Significant
		in Active	Other	Significant
Description	Fair value	Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Gains (Losses)
Business combinations	$18	$—	$18	$—	$—

Three months ended Mar. 31, 2009		Fair Value Measurements Using
(Millions)		Quoted Prices
		in Active	Significant
		Markets	Other	Significant
		for	Observable	Unobservable
		Identical Assets	Inputs	Inputs	Total Gains
Description	Fair value	(Level 1)	(Level 2)	(Level 3)	(Losses)
Long-lived assets held and used	$—	$—	$—	$—	$(6)
Business combinations	7	—	7	—	—
Total					$(6)

Fair Value of Financial Instruments:

The Company’s financial instruments include cash and cash equivalents, marketable securities, accounts receivable, investments, accounts payable, borrowings, and derivative contracts. The fair values of cash and cash equivalents, accounts receivable, accounts payable, and short-term borrowings and current portion of long-term debt approximated carrying values because of the short-term nature of these instruments. Available-for-sale marketable securities and investments, in addition to certain derivative instruments, are recorded at fair values as indicated in the preceding disclosures. Fair values for investments held at cost are not readily available, but are estimated to approximate fair value. The Company utilized third-party quotes to estimate fair values for its long-term debt. Information with respect to the carrying amounts and estimated fair values of these financial instruments follow:

	Mar. 31, 2010		Dec. 31, 2009
(Millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, excluding current portion	5,080	5,348	5,097	5,355

The fair values reflected above consider the terms of the related debt absent the impacts of derivative/hedging activity. The carrying amount of long-term debt referenced above is impacted by certain fixed-to-floating interest rate swaps that are designated as fair value hedges and by the designation of 1,025 million Euros of fixed rate Eurobond securities issued by the Company as hedging instruments of the Company’s net investment in its European subsidiaries. 3M’s fixed-rate bonds are trading at a premium at March 31, 2010 and December 31, 2009 due to the low interest rates and tightening of 3M’s credit spreads.

NOTE 12.  Commitments and Contingencies

Legal Proceedings:

The Company and some of its subsidiaries are involved in numerous claims and lawsuits, principally in the United States, and regulatory proceedings worldwide. These include various products liability (involving products that the Company now or formerly manufactured and sold), intellectual property, and commercial claims and lawsuits, including those brought under the antitrust laws, and environmental proceedings. The following sections first describe the significant legal proceedings in which the Company is involved, and then describe the liabilities and associated insurance receivables the Company has accrued relating to its significant legal proceedings. Unless otherwise stated, the Company is vigorously defending all such litigation.  Additional information can be found in Note 14 “Commitments and Contingencies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, including information about the Company’s process for establishing and disclosing accruals and insurance receivables.

French Competition Council Investigation

On December 4, 2008, the Company’s subsidiary in France received a Statement of Objections from the French Competition Council alleging an abuse of a dominant position regarding the supply of retro-reflective films for vertical signing applications in France and participation in a concerted practice with the major French manufacturers of vertical signs. The Statement of Objections is an intermediate stage in the proceedings and no final determination regarding an infringement of French competition rules has been made. 3M has filed its response denying that the Statement of Objections states a valid claim against 3M. It is difficult to predict the final outcome of the investigation at this time.

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

Respirator Mask/Asbestos Litigation

As of March 31, 2010, the Company is a named defendant, with multiple co-defendants, in numerous lawsuits in various courts that purport to represent approximately 2,370 individual claimants, down from the approximately 2,510 individual claimants with actions pending at December 31, 2009.

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

The Company’s current volume of new and pending matters is substantially lower than its historical experience. The Company expects that filing of claims by unimpaired claimants in the future will continue to be at much lower levels than in the past. The number of claims alleging more serious injuries, including mesothelioma and other malignancies, while remaining relatively constant and consistent with historical experience, will therefore represent a greater percentage of total claims than in the past. The Company has demonstrated in past trial proceedings that its respiratory protection products are effective as claimed when used in the intended manner and in the intended circumstances. Consequently the Company believes that claimants are unable to establish that their medical conditions, even if significant, are attributable to the Company’s respiratory protection products. Nonetheless the Company’s litigation experience indicates that claims of persons with malignant conditions are costlier to resolve than the claims of unimpaired persons, and it therefore believes the average cost of resolving pending and future claims on a per-claim basis will continue to be higher than it experienced in prior periods when the vast majority of claims were asserted by the unimpaired.

Respirator Mask/Asbestos Litigation — Aearo Technologies

On April 1, 2008, a subsidiary of the Company purchased the stock of Aearo Holding Corp., the parent of Aearo Technologies (“Aearo”).  Aearo manufactures and sells various products, including personal protection equipment, such as eye, ear, head, face, fall and certain respiratory protection products.

As of March 31, 2010, Aearo and/or other companies that previously owned and operated Aearo’s respirator business (American Optical Corporation, Warner-Lambert LLC, AO Corp. and Cabot Corporation (“Cabot”)) are named defendants, with multiple co-defendants, including the Company, in numerous lawsuits in various courts in which plaintiffs allege use of mask and respirator products and seek damages from Aearo and other defendants for alleged personal injury from workplace exposures to asbestos, silica-related, or other occupational dusts found in products manufactured by other defendants or generally in the workplace.

As of March 31, 2010, the Company, through its Aearo subsidiary, has recorded $33 million as an estimate of the probable liabilities for product liabilities and defense costs related to current and future Aearo-related asbestos and silica-related claims. Responsibility for legal costs, as well as for settlements and judgments, is currently shared in an informal arrangement among Aearo, Cabot, American Optical Corporation and a subsidiary of Warner Lambert and their insurers (the “Payor Group”). Liability is allocated among the parties based on the number of years each company sold respiratory products under the “AO Safety” brand and/or owned the AO Safety Division of American Optical Corporation and the alleged years of exposure of the individual plaintiff.  Aearo’s share of the contingent liability is further limited by an agreement entered into between Aearo and Cabot on July 11, 1995. This agreement provides that, so long as Aearo pays to Cabot an annual fee of $400,000, Cabot will retain responsibility and liability for, and indemnify Aearo against, asbestos and silica-related product liability claims for respirators manufactured prior to July 11, 1995.  Because the date of manufacture for a particular respirator allegedly used in the past is often difficult to determine, Aearo and Cabot have applied the agreement to claims arising out of the alleged use of respirators while exposed to asbestos or silica or products containing asbestos or silica prior to January 1, 1997. With these arrangements in place, Aearo’s potential liability is limited to exposures alleged to have arisen from the use of respirators while exposed to asbestos, silica or other occupational dusts on or after January 1, 1997.

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

Employment Litigation

Whitaker lawsuit: As previously reported, in December, 2004, one current and one former employee of the Company filed a purported class action in the District Court of Ramsey County, Minnesota, seeking to represent a class of all current and certain former salaried employees employed by the Company in Minnesota below a certain salary grade who were age 46 or older at any time during the applicable period to be determined by the Court (the “Whitaker” lawsuit). The complaint alleges the plaintiffs suffered various forms of employment discrimination on the basis of age in violation of the Minnesota Human Rights Act and seeks injunctive relief, unspecified compensatory damages (which they seek to treble under the statute), including back and front pay, punitive damages (limited by statute to $8,500 per claimant) and attorneys’ fees. In January 2006, the plaintiffs filed a motion to join four additional named plaintiffs. This motion was unopposed by the Company and the four plaintiffs were joined in the case, although one claim has been dismissed following an individual settlement. The class certification hearing was held in December 2007. On April 11, 2008, the Court granted the plaintiffs’ motion to certify the case as a class action and defined the class as all persons who were 46 or older when employed by 3M in Minnesota in a salaried exempt position below a certain salary grade at any time on or after May 10, 2003, and who did not sign a document on their last day of employment purporting to release claims arising out of their employment with 3M.  On June 25, 2008, the Minnesota Court of Appeals granted the Company’s petition for interlocutory review of the District Court’s decision granting class certification in the case. On April 28, 2009, the Court of Appeals issued its decision, reversing the District Court’s class certification decision. The Court of Appeals found that the District Court had not required plaintiffs to meet the proper legal standards for certification of a class under Minnesota law and had deferred resolving certain factual disputes that were relevant to the class certification requirements. The Court of Appeals remanded the case to the District Court for further proceedings in line with the evidentiary standards defined in its opinion. The trial court has scheduled a hearing on May 5 and 6, 2010 to take testimony on the class certification issue pursuant to the order of the Court of Appeals, some time after which the court will issue its decision on whether the case should proceed as a class action.

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

Certain of the plaintiffs’ and putative class members’ employment terminated under circumstances in which they were eligible for group severance plan benefits and in connection with those plans they signed waivers of claims, including age discrimination claims. Plaintiffs claim the waivers of age discrimination claims were invalid in various respects.  This subset of release-signing plaintiffs seeks a declaration that the waivers of age discrimination claims are invalid, other injunctive, but non-monetary, remedies, and attorneys’ fees.  On July 2, 2009, the Company filed its Answer to the Garcia lawsuit complaint and filed a motion, which was granted, to transfer the venue of the lawsuit to the United States District Court for the District of Minnesota.  The case has since transferred and is in early discovery.

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

Regulatory Activities: As previously reported, the Company has been voluntarily cooperating with ongoing reviews by local, state, national (primarily the U.S. Environmental Protection Agency (EPA)), and international agencies of possible environmental and health effects of various perfluorinated compounds (“PFCs”), including perfluorooctanyl compounds (perflurooctanoic acid or “PFOA” and perfluorooctane sulfonate or “PFOS”). As a result of its phase-out decision in May 2000, the Company no longer manufactures perfluorooctanyl compounds, and through changes to its manufacturing process at the end of 2008, no longer uses such compounds.

Regulatory activities concerning PFOA and/or PFOS continue in Europe and elsewhere, and before certain international bodies. These activities include gathering of exposure and use information, risk assessment, and consideration of regulatory approaches.

In late 2008 and early 2009, the EPA implemented testing of private wells and soils at certain agricultural sites in Alabama where wastewater treatment sludge was applied from a local wastewater treatment plant that received wastewater from numerous industrial sources.  In this same timeframe, the EPA also issued provisional health advisory values for PFOA of 0.4 ppb and PFOS of 0.2 ppb.  The EPA currently believes that these levels are protective of drinking water supplies for a lifetime of consumption and is working with local industry, including 3M, to continue testing municipal and private wells in the area.  EPA’s testing of public drinking water supplies in Lawrence and Morgan Counties indicate that the levels of PFOA and PFOS are well below the provisional health advisories. 3M and other companies have completed the first phase of the survey of properties near the sites where wastewater treatment sludge was applied to determine if any further private drinking water wells are present and will continue to monitor for one year those few wells that showed levels of PFOS or PFOA above detection levels but below the EPA’s provisional health advisory levels.  If any private wells are found to exceed the EPA’s provisional health advisory levels, 3M and the other companies will provide alternative water supplies.

As previously reported, the Minnesota Department of Health (“MDH”) detected low levels of another perfluorinated compound called perfluorobutanoic acid (PFBA) in municipal wells (and in private wells as announced by the MDH in June 2007) in six nearby communities (Woodbury, Cottage Grove, Newport, St. Paul Park, South St. Paul, and Hastings, all communities located southeast of St. Paul), some of which slightly exceeded the MDH’s interim advisory level for PFBA of 1 ppb. In February 2008, the MDH established a health-based value (HBV) for PFBA of 7 ppb based on a clearer understanding of PFBA through the results of three major studies.   An HBV is the amount of a chemical in drinking water considered by the MDH staff to be safe for people to drink for a lifetime. As a result of this new HBV for PFBA, well advisories will no longer be required for certain wells in the Minnesota communities of Lake Elmo, Oakdale and Cottage Grove.  Residents in the affected communities where the levels of PFBA in private wells exceed the HBV either have been provided water treatment systems or connected to a city water system.  As part of legislation passed during the 2007 Minnesota legislative session directing the MDH to develop and implement a statewide Environmental Health Tracking and Biomonitoring program, the MDH announced in July 2008 that it will measure the amount of PFCs in the blood of 200 adults who live in the Minnesota communities of Oakdale, Lake Elmo and Cottage Grove. In July 2009, the MDH reported that the levels of three PFCs in the blood of residents in these communities who participated in the study were slightly higher than the national average. A large body of research, including laboratory studies and epidemiology studies of exposed employees, shows that no human health effects are caused by PFCs at current levels of exposure. This research has been published in peer-reviewed scientific journals and shared with the EPA and the global scientific-community.

The Company continues to work with the Minnesota Pollution Control Agency (MPCA) pursuant to the terms of the previously disclosed May 2007 Settlement Agreement and Consent Order to address the presence of perfluorinated compounds in the soil and groundwater at former disposal sites in Washington County Minnesota and at the Company’s manufacturing facility at Cottage Grove Minnesota. Under this agreement, the Company’s principal obligations include (i) evaluation of releases of perfluoronated compounds from these sites and proposing response actions; (ii) providing alternative drinking water if and when an HBV or Health Risk Limit (“HRL”) (i.e., the amount of a chemical in drinking water determined by the MDH to be safe for people to drink for a lifetime) is exceeded for any perfluoronated compounds as a result of contamination from these sites; (iii) remediation of any source of other PFCs at these sites that is not controlled by actions to remediate PFOA and PFOS; and (iv) sharing information with the MPCA about perfluoronated compounds. During 2008, the MPCA issued formal decisions adopting remedial options for the former disposal sites in Washington County Minnesota (Oakdale and Woodbury).  In August 2009, the MPCA issued a formal decision adopting remedial options for the Company’s Cottage Grove manufacturing facility.  At each location the remedial options were among those recommended by the Company.

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

In March 2010, the Wisconsin Department of Justice notified the Company that it is seeking $270,000 in penalties for alleged past violations of the Wisconsin Air Management regulations at the Company’s manufacturing facility in Prairie du Chien, Wisconsin.  The Company is discussing the alleged non-compliance with the regulations and the proposed penalty with the agency.

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

In February 2009, a resident of Franklin County, Alabama, filed a purported class action lawsuit in the Circuit Court of Franklin County seeking compensatory damages and injunctive relief based on the application by the Decatur wastewater treatment plant of wastewater treatment sludge to farmland and grasslands in the state that allegedly contain PFOA, PFOS and other perfluorochemicals. The named defendants in the case include 3M, Dyneon LLC, Daikin America, Inc., Synagro-WWT, Inc., Synagro South, LLC and Biological Processors of America.  The named plaintiff seeks to represent a class of all persons within the State of Alabama, Inc. who, within the past six years, have had PFOA, PFOS and other perfluorochemicals released or deposited on their property.  The defendants challenged venue in Franklin County, arguing that the plaintiff had no connections to that county and asking that it be transferred to Morgan County, where the other cases are filed.  The trial court found venue was proper in a different, adjoining county. Following a successful appeal to the Alabama Supreme Court, the case has been transferred to Morgan County. The case is now subject to a motion to abate further activity pending the outcome in the first case filed there.

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

Accrued Liabilities and Insurance Receivables Related to Legal Proceedings

The following table shows the major categories of on-going litigation, environmental remediation and other environmental liabilities for which the Company has been able to estimate its probable liability and for which the Company has taken reserves and the related insurance receivables:

Liability and Receivable Balances	Mar. 31,	Dec. 31,
(Millions)	2010	2009

Respirator mask/asbestos liabilities	$133	$138
Respirator mask/asbestos insurance receivables	118	143

Environmental remediation liabilities	$30	$31
Environmental remediation insurance receivables	15	15

Other environmental liabilities	$112	$117

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

As a result of a previously disclosed settlement reached with its insurers, the Company was paid approximately $28 million in February 2010.  Of this amount, $25 million reduced the Company’s  insurance receivable in connection with the respirator mask/asbestos litigation and the balance reduced the insurance receivable in connection with other product liability matters.

As previously reported, on January 5, 2007 the Company was served with a declaratory judgment action filed on behalf of two of its insurers (Continental Casualty and Continental Insurance Co. — both part of the Continental Casualty Group) disclaiming coverage for respirator mask/asbestos claims. These insurers represent approximately $14 million of the $118 million insurance recovery receivable referenced in the above table. The action, pending in the District Court in Ramsey County, Minnesota, seeks declaratory judgment regarding the allocation of covered costs among the policies issued by the various insurers. The action named, in addition to the Company, over 60 of the Company’s insurers. This action is similar in nature to an action filed in 1994 with respect to breast implant coverage, which ultimately resulted in the Minnesota Supreme Court’s ruling of 2003 that was largely in the Company’s favor.  The plaintiff insurers have served an amended complaint that names some additional insurers and deletes others.  Several of the insurer defendants named in the amended complaint have been dismissed because of settlements they have reached with 3M regarding the matters at issue in the lawsuit. The case remains in its early stages with a trial scheduled to begin in June, 2012.

NOTE 13. Stock-Based Compensation

In May 2008, shareholders approved 35 million shares for issuance under the “3M 2008 Long-Term Incentive Plan”, which replaced and succeeded the 2005 Management Stock Ownership Program (MSOP), the 3M Performance Unit Plan, and the 1992 Directors Stock Ownership Program. Shares under this plan may be issued in the form of Incentive Stock Options, Nonqualified Stock Options, Progressive Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Other Stock Awards, and Performance Units and Performance Shares. Awards denominated in shares of common stock other than options and Stock Appreciation Rights, per the 2008 Plan, will be counted against the 35 million share limit as 3.38 shares for every one share covered by such award. The remaining total shares available for grant under the 2008 Long Term Incentive Plan Program are 5,271,075 as of March 31, 2010.

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

Stock-Based Compensation Expense

	Three months ended
	March 31,
(Millions)	2010	2009
Cost of sales	$14	$15
Selling, general and administrative expenses	82	53
Research, development and related expenses	16	15

Operating Income (Loss)	$(112)	$(83)

Income tax benefits	$36	$28

Net Income (Loss) attributable to 3M	$(76)	$(55)

The following table summarizes stock option activity during the three months ended March 31, 2010:

Stock Option Program

			Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic Value
	Options	Price*	Life* (months)	(millions)
Under option —
January 1	74,268,165	$72.39
Granted
Annual	5,788,508	78.79
Progressive (Reload)	15,849	80.80
Other	8,849	79.98
Exercised	(2,276,821)	53.58
Canceled	(59,797)	75.26
March 31	77,744,753	$73.42	61	$846
Options exercisable
March 31	62,271,863	$73.78	50	$664

*Weighted average

As of March 31, 2010, there was $115 million of compensation expense that has yet to be recognized related to non-vested stock option based awards. This expense is expected to be recognized over the remaining vesting period with a weighted-average life of 2.1 years. The total intrinsic values of stock options exercised were $67 million and $1 million during the three month periods ended March 31, 2010 and 2009, respectively. Cash received from options exercised was $122 million and $11 million for the three months ended March 31, 2010 and 2009, respectively. The Company’s actual tax benefits realized for the tax deductions related to the exercise of employee stock options were $17 million and $1 million for the three months ended March 31, 2010 and 2009, respectively. Capitalized stock-based compensation amounts were not material at March 31, 2010.

For the 2010 annual stock option grant, the weighted average fair value at the date of grant was calculated using the Black-Scholes option-pricing model and the assumptions that follow.

Annual
Stock Option Assumptions	2010
Exercise price	$78.72
Risk-free interest rate	2.8%
Dividend yield	2.5%
Expected volatility	25.7%
Expected life (months)	72
Black-Scholes fair value	$16.50

Expected volatility is a statistical measure of the amount by which a stock price is expected to fluctuate during a period. For the 2010 annual grant date, the Company estimated the expected volatility based upon the average of the most recent one year volatility, the median of the term of the expected life rolling volatility, the most recent term of the expected life volatility of 3M stock, and the implied volatility on the grant date. The expected term assumption is based on the weighted average of historical grants.

Restricted stock unit grants generally vest at the end of three years. The one-time “buyout” restricted stock unit grant in 2007 vests at the end of five years. The following table summarizes restricted stock and restricted stock unit activity during the three months ended March 31, 2010:

Restricted Stock and Restricted Stock Units	Number of Awards	Grant Date Fair Value*
Nonvested balance —
As of January 1	4,379,480	$68.85
Granted
Annual	902,550	78.81
Performance shares	418,193	74.47
Other	402,734	78.90
Vested	(44,031)	78.80
Forfeited	(13,722)	69.57
As of March 31	6,045,204	$71.32

*Weighted average

As of March 31, 2010, there was $140 million of compensation expense that has yet to be recognized related to non-vested restricted stock and restricted stock units. This expense is expected to be recognized over the remaining vesting period with a weighted-average life of 2.1 years. The total fair value of restricted stock and restricted stock units that vested during the three month period ended March 31, 2010 was not material and for the three month period ended March 31, 2009 was $3 million.

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

NOTE 14. Business Segments

Effective in the first quarter of 2010, 3M made certain product moves between its business segments in its continuing effort to drive growth by aligning businesses around markets and customers. There were no changes impacting business segments related to product moves for the Health Care segment, Consumer and Office segment, Display and Graphics segment, or Electro and Communications segment. The product moves between business segments are summarized as follows:

•                  Certain acoustic systems products in the Occupational Health and Environmental Safety Division (part of the Safety, Security and Protection Services business segment) were transferred to the Automotive Division within the Industrial and Transportation business segment. In addition, thermal acoustics systems products which were included in the Occupational Health and Environmental Safety Division as a result of 3M’s April 2008 acquisition of Aearo Holding Corp. were transferred to the Aerospace and Aircraft Maintenance Department within the Industrial and Transportation business segment. These product moves establish an acoustic center of excellence within the Industrial and Transportation business segment. The preceding product moves resulted in an increase in net sales for total year 2009 of $116 million for Industrial and Transportation, which was offset by a corresponding decrease in net sales for Safety, Security and Protection Services.

3M’s businesses are organized, managed and internally grouped into segments based on differences in products, technologies and services. 3M continues to manage its operations in six operating business segments: Industrial and Transportation; Health Care; Consumer and Office; Display and Graphics; Safety, Security and Protection Services; and Electro and Communications. 3M’s six business segments bring together common or related 3M technologies, enhancing the development of innovative products and services and providing for efficient sharing of business resources. These segments have worldwide responsibility for virtually all 3M product lines. 3M is not dependent on any single product/service or market. Transactions among reportable segments are recorded at cost. 3M is an integrated enterprise characterized by substantial intersegment cooperation, cost allocations and inventory transfers. Therefore, management does not represent that these segments, if operated independently, would report the operating income information shown. The difference between operating income and pre-tax income relates to interest income and interest expense, which are not allocated to business segments.

The financial information presented herein reflects the impact of all of the preceding segment structure changes for all periods presented.

Business Segment Information

	Three months ended
	March 31,
(Millions)	2010	2009

Net Sales
Industrial and Transportation	$2,073	$1,603
Health Care	1,117	997
Consumer and Office	912	795
Display and Graphics	869	611
Safety, Security and Protection Services	809	672
Electro and Communications	665	480
Corporate and Unallocated	5	4
Elimination of Dual Credit	(102)	(73)
Total Company	$6,348	$5,089

Operating Income
Industrial and Transportation	$454	$175
Health Care	347	307
Consumer and Office	219	165
Display and Graphics	212	60
Safety, Security and Protection Services	181	124
Electro and Communications	137	21
Corporate and Unallocated	(83)	(33)
Elimination of Dual Credit	(22)	(16)
Total Company	$1,445	$803

For the three months ended March 31, 2009, results included pre-tax charges of $67 million related to restructuring actions. Refer to Note 4 (Restructuring Actions and Exit Activities) for more detail.

Corporate and unallocated operating income includes a variety of miscellaneous items, such as corporate investment gains and losses, certain derivative gains and losses, insurance-related gains and losses, certain litigation and environmental expenses, corporate restructuring charges and certain under- or over-absorbed costs (e.g. pension, stock-based compensation) that the Company may choose not to allocate directly to its business segments. Because this category includes a variety of miscellaneous items, it is subject to fluctuation on a quarterly and annual basis.

3M business segment reporting measures include dual credit to business segments for certain U.S. sales and related operating income. Management evaluates each of its six operating business segments based on net sales and operating income performance, including dual credit U.S. reporting to further incentivize U.S. sales growth. As a result, 3M provides additional (“dual”) credit to those business segments selling products in the U.S. to an external customer when that segment is not the primary seller of the product. For example, certain respirators are primarily sold by the Occupational Health and Environmental Safety Division within the Safety, Security and Protection Services business segment; however, the Industrial and Transportation business segment also sells this product to certain customers in its U.S. markets. In this example, the non-primary selling segment (Industrial and Transportation) would also receive credit for the associated net sales it initiated and the related approximate operating income. The assigned operating income related to dual credit activity may differ from operating income that would result from actual costs associated with such sales. The offset to the dual credit business segment reporting is reflected as a reconciling item entitled “Elimination of Dual Credit,” such that sales and operating income for the U.S. in total are unchanged.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM*

To the Stockholders and Board of Directors of 3M Company:

We have reviewed the accompanying consolidated balance sheet of 3M Company and its subsidiaries as of March 31, 2010, and the related consolidated statements of income and of cash flows for the three-month periods ended March 31, 2010 and 2009. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2009, and the related consolidated statements of income, of changes in stockholders’ equity and comprehensive income, and of cash flows for the year then ended (not presented herein), and in our report dated February 16, 2010, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2009, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Minneapolis, Minnesota

May 5, 2010

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to provide a reader of 3M’s financial statements with a narrative from the perspective of management. 3M’s MD&A is presented in the following sections:

•                  Overview

•                  Results of Operations

•                  Performance by Business Segment

•                  Financial Condition and Liquidity

•                  Forward-Looking Statements

OVERVIEW

3M is a diversified global manufacturer, technology innovator and marketer of a wide variety of products and services. 3M manages its operations in six operating business segments: Industrial and Transportation, Health Care, Consumer and Office, Display and Graphics, Safety, Security and Protection Services, and Electro and Communications. As discussed in Note 14 to the Consolidated Financial Statements, effective in the first quarter of 2010, 3M made certain product moves between its business segments. The financial information presented herein reflects the impact of these business segment changes for all periods presented.

First-quarter 2010 sales totaled $6.3 billion, an increase of 24.7 percent from the first quarter of 2009, with all business segments and major geographic areas showing improvement. Sales growth was strongest in emerging economies, led by developing Asia. Sales globally were helped by improved market penetration and new product flow along with significant growth in important end-markets such as electronics, automotive OEM and respiratory protection products. In addition, 3M continues to invest in high-growth programs and to drive growth in adjacent market spaces. These efforts, combined with an improving economic backdrop, helped drive 3M’s strong first-quarter growth in sales, income, and operating cash flows.

The first quarter of 2010 includes a one-time, non-cash income tax charge of $84 million, or 11 cents per diluted share, resulting from the March 2010 enactment of the Patient Protection and Affordable Care Act, including modifications made in the Health Care and Education Reconciliation Act of 2010. Refer to the special items discussion at the end of this overview section for more detail.

3M has been aggressively restructuring the company since early 2008 and continued this effort through the third quarter of 2009, with these restructuring actions and exit activities in the aggregate resulting in a reduction of approximately 6,400 positions. These actions resulted in 2009 total year savings of almost $400 million, with estimated additional incremental savings of more than $150 million in 2010, with the majority of this benefit in the first half of 2010. In addition, 3M amended its policy regarding banked vacation in 2009, which added more than $100 million to operating income in 2009, with a remaining slightly lower benefit expected in 2010. The related net restructuring charges and other special items reduced net income attributable to 3M for year 2009 by $119 million, or $0.17 per diluted share, of which $45 million, or $0.07 per diluted share, was recorded in the first quarter of 2009. Refer to the special items discussion at the end of this overview section for more detail.

Including the preceding special items, net income attributable to 3M in the first quarter of 2010 was $930 million, or $1.29 per diluted share. This compares to $518 million, or $0.74 per diluted share, in the first quarter of 2009. 3M achieved this improvement on less-than-record sales, as first-quarter 2010 sales were still below 2008 levels.

In the first quarter of 2010, each of 3M’s six business segments posted strong sales growth, ranging from 12 to 42 percent, in addition to having operating income margins of greater than 20 percent. The following table contains sales and operating income results by business segment for the three months ended March 31, 2010 and 2009.

	Three months ended March 31,
	2010		2009		% change
	Net	Operating	Net	Operating	Net	Operating
(Millions)	Sales	Income	Sales	Income	Sales	Income

Industrial and Transportation	$2,073	$454	$1,603	$175	29.3%	159.5%
Health Care	1,117	347	997	307	12.0	13.2
Consumer and Office	912	219	795	165	14.7	32.7
Display and Graphics	869	212	611	60	42.4	254.4
Safety, Security and Protection Services	809	181	672	124	20.4	46.1
Electro and Communications	665	137	480	21	38.6	542.9
Corporate and Unallocated	5	(83)	4	(33)
Elimination of Dual Credit	(102)	(22)	(73)	(16)
Total Company	$6,348	$1,445	$5,089	$803	24.7%	79.9%

Sales in the first quarter of 2010 increased nearly 25 percent, as every business segment experienced solid growth, led by Display and Graphics at 42 percent, Electro and Communications at 39 percent, and Industrial and Transportation at 29 percent. Organic sales volumes grew 19.2 percent, led by those businesses that serve the consumer electronics, automotive OEM and respiratory protection markets, as well as businesses serving the broad industrial manufacturing sector, such as industrial adhesives and tapes. Local-currency sales (which includes volume, selling price and acquisition impacts, but excludes divestiture and translation impacts) increased nearly 20 percent, and foreign currency impacts added 5 percent to sales growth in the quarter. Operating income margins for the three months ended March 31, 2010 were 22.8 percent, compared to 15.8 percent in the first three months of 2009. Refer to the section entitled “Performance by Business Segment” later in MD&A for a more detailed discussion of the results of the respective segments. Refer to Note 14 for discussion of Corporate and Unallocated and Elimination of Dual Credit.

3M generated $1.082 billion of operating cash flows for the three months ended March 31, 2010, compared to $695 million for the three months ended March 31, 2009. Refer to the section entitled “Cash Flows from Operating Activities” later in the MD&A for a discussion of items impacting cash flows. In February 2007, 3M’s Board of Directors authorized a two-year share repurchase of up to $7.0 billion for the period from February 12, 2007 to February 28, 2009. In February 2009, 3M’s Board of Directors extended this share repurchase authorization until the remaining amount is fully utilized. As of March 31, 2010, approximately $2.6 billion remained available for repurchase. In February 2010, 3M’s Board of Directors authorized a dividend increase of 2.9 percent for 2010, marking the 52nd consecutive year of dividend increases for 3M. 3M’s debt to total capital ratio (total capital defined as debt plus equity) at March 31, 2010 was 29 percent, compared to 30 percent at December 31, 2009. 3M has an AA- credit rating with a stable outlook from Standard & Poor’s and an Aa2 credit rating with a stable outlook from Moody’s Investors Service. In addition to cash on hand, the Company has sufficient access to capital markets to meet currently anticipated growth and acquisition investment funding needs.

Any forward-looking statements contained in Part I, Item 2 involve risks and uncertainties that could cause results to differ materially from those projected (refer to the forward-looking statements section at the end of Part I, Item 2 and the risk factors provided in Part II, Item 1A for discussion of these risks and uncertainties).

Special Items:

Special items represent significant charges or credits that are important to understanding changes in the Company’s underlying operations.

First quarter 2010 special items:

The first quarter of 2010 includes a one-time, non-cash income tax charge of $84 million, or 11 cents per diluted share, resulting from the March 2010 enactment of the Patient Protection and Affordable Care Act, including modifications made in the Health Care and Education Reconciliation Act of 2010 (collectively, the “Act”). The charge is due to a reduction in the value of the company’s deferred tax asset as a result of the Act’s change to the tax treatment of Medicare Part D reimbursements. This item is discussed in more detail in Note 6 (Income Taxes).

First quarter 2009 special items:

In the first quarter of 2009, management approved and committed to undertake certain restructuring activities, which resulted in charges ($67 million pre-tax, $45 million after-tax, or $0.07 per diluted share) due to employee-related liabilities and fixed asset impairments. These items are discussed in more detail in Note 4 (Restructuring Actions and Exit Activities).

RESULTS OF OPERATIONS

Percent change information compares the first quarter of 2010 with the same period last year, unless otherwise indicated.

Net Sales:

	Three months ended March 31, 2010
	United States	Asia Pacific	Europe, Middle East and Africa	Latin America/ Canada	Worldwide
Net sales (millions)	$2,182	$1,934	$1,561	$671	$6,348
% of worldwide sales	34.4%	30.5%	24.6%	10.5%	100.0%
Components of net sales change:
Volume — organic	10.7%	46.7%	9.0%	11.4%	19.2%
Price	0.1	(0.8)	0.1	3.2	0.2
Organic local-currency sales	10.8	45.9	9.1	14.6	19.4
Acquisitions	0.8	—	—	1.0	0.4
Local-currency sales	11.6	45.9	9.1	15.6	19.8
Divestitures	—	—	(0.5)	—	(0.1)
Translation	—	8.2	7.3	10.3	5.0
Total sales change	11.6%	54.1%	15.9%	25.9%	24.7%

Sales in the first quarter of 2010 increased nearly 25 percent, with broad-based geographic area growth led by Asia Pacific and the combined Latin America/Canada region. A number of factors contributed to the 19.2 percent organic sales volume growth rate in the first quarter of 2010. While 3M benefited from an improvement in the economy, as both worldwide IPI (Industrial Production Index) and GDP (Gross Domestic Product) grew year-on-year, 3M’s organic volume growth was significantly higher than worldwide IPI and GDP growth. 3M believes it is gaining market penetration and growing market share, helped by new products and technologies. 3M also believes that inventory restocking benefited first-quarter growth, although it is difficult to estimate by how much. Selling prices increased slightly in the first quarter and acquisitions added 0.4 percent to growth. Currency impacts benefited first quarter 2010 sales growth by 5 percent.

Operating Expenses:

	Three months ended
	March 31,
(Percent of net sales)	2010	2009	Change
Cost of sales	51.0%	54.5%	(3.5)%
Selling, general and administrative expenses	20.8	23.4	(2.6)
Research, development and related expenses	5.4	6.3	(0.9)
Operating income	22.8%	15.8%	7.0%

Cost of sales includes manufacturing, engineering and freight costs. Cost of sales as a percent of net sales was 51.0 percent in the first quarter of 2010, a decrease of 3.5 percentage points from the same quarter last year. A number of positive factors impacted year-on-year results. These factors included 19 percent growth in organic sales volume and substantially improved factory utilization levels, along with cost savings related to prior years’ restructuring actions. In addition, the Company’s many Lean Six Sigma teams continue to drive significant yield improvement and cost reduction throughout 3M’s factories. As discussed in Note 4 (Restructuring Actions and Exit Activities), in the first quarter of 2009, 3M recorded $67 million in restructuring charges, of which $17 million was recorded in cost of sales. This negatively impacted first-quarter 2009 cost of sales by 0.4 percentage points. Also in 2009, to mitigate 3M’s exposure to future exchange rate risks, 3M Venezuela swapped bolivars into U.S. dollars, which negatively impacted first-quarter 2009 cost of sales by 0.3 percentage points.

Selling, general and administrative (SG&A) expenses in dollars increased 11 percent, which included a 30 percent increase in advertising and promotion investments to drive volume for 3M’s customers. SG&A as a percent of net sales decreased 2.6 percentage points in the first quarter of 2010 compared to the first quarter of 2009. As indicated in Note 4, in the first three months of 2009, $47 million in restructuring expenses was recorded in SG&A, which increased first-quarter 2009 SG&A as a percent of sales by 0.9 percentage points.

Research, development and related expenses (R&D) in dollars increased 6.0 percent, as 3M has continued to support its key programs. R&D as a percent of net sales were 5.4 percent, a decrease of 0.9 percentage points from the same quarter last year. As indicated in Note 4, $3 million in restructuring expenses were recorded in R&D in the first quarter of 2009.

Operating Income:

3M uses operating income as one of its primary business segment performance measurement tools. Operating income margins were 22.8 percent of sales in the first three months of 2010 compared to 15.8 percent of sales in the first three months of 2009. Restructuring charges of $67 million in the first three months of 2009 reduced operating income margins by 1.3 percentage points.

Interest Expense and Income:

	Three months ended
	March 31,
(Millions)	2010	2009
Interest expense	$48	$55
Interest income	(6)	(11)
Total	$42	$44

Interest expense was lower when compared to the same period last year, primarily due to reductions in U.S. short-term and long-term average debt balances and lower rates on floating rate debt. Interest income declined, primarily due to lower yields on investments.

Provision for Income Taxes:

	Three months ended
	March 31,
(Percent of pre-tax income)	2010	2009
Effective tax rate	31.9%	30.1%

The effective tax rate for the first quarter of 2010 was 31.9 percent, compared to 30.1 percent in the first quarter of 2009, an increase of 1.8 percent. The first quarter of 2010 includes a one-time income tax charge of $84 million as a result of the March 2010 enactment of the Patient Protection and Affordable Care Act, including modifications made in the Health Care and Education Reconciliation Act of 2010, which increased the first-quarter 2010 effective tax rate by 6.1 percent. Other factors on a combined basis decreased the year-on-year effective tax rate by 4.3 percent. The most significant item that decreased the effective tax rate in the first quarter of 2010 related to international taxes, due primarily to the 2010 tax benefits resulting from the corporate alignment transactions that allowed the Company to increase its ownership of a foreign subsidiary. The transactions are described in the section of Note 5 entitled “Purchase of Subsidiary Shares and Transfer from Noncontrolling Interest”. In addition, adjustments to income tax reserves benefited year-on-year effective tax rates. Valuation allowances recorded against certain international deferred tax assets resulting from taxable losses, and the lapse of the research and development credit negatively impacted the first-quarter 2010 effective tax rate. Refer to Note 6 for further discussion of income taxes.

The company currently expects that its effective tax rate for total year 2010 will be at 29.5 percent or less. The rate will change from quarter to quarter due to discrete items, such as the settlement of income tax audits and changes in tax laws, as well as recurring factors, such as the geographic mix of income before taxes.

Net Income Attributable to Noncontrolling Interest:

	Three months ended
	March 31,
(Millions)	2010	2009
Noncontrolling Interest	$25	$12

Net income attributable to noncontrolling interest represents the elimination of the income or loss attributable to non-3M ownership interests in 3M consolidated entities. The increase in net income attributable to noncontrolling interest primarily related to higher net income for Sumitomo 3M Limited, which is 3M’s most significant consolidated entity with non-3M ownership interests (3M owns 75 percent of Sumitomo 3M Limited as of March 31, 2010).

Currency Effects:

3M estimates that year-on-year currency effects, including hedging impacts, decreased net income attributable to 3M by approximately $15 million for the for the three months ended March 31, 2010. This estimate includes the effect of translating profits from local currencies into U.S. dollars; the impact of currency fluctuations on the transfer of goods between 3M operations in the United States and abroad; and transaction gains and losses, including derivative instruments designed to reduce foreign currency exchange rate risks. 3M estimates that year-on-year derivative and other transaction gains and losses decreased net income attributable to 3M by approximately $75 million for the three months ended March 31, 2010.

Significant  Accounting Policies:

3M generally considers local currencies as the functional currencies outside the United States. However, under Accounting Standards Codification (ASC) 830, Foreign Currency Matters, the reporting currency of a foreign entity’s parent is assumed to be that entity’s functional currency when the economic environment of a foreign entity is highly inflationary—generally when its cumulative inflation is approximately 100 percent or more for the three years that precede the beginning of a reporting period. 3M has a subsidiary in Venezuela with operating income representing less than 1.5 percent of 3M’s consolidated operating income for both 2009 and the three-month period ended March 31, 2010. As previously disclosed by the Company in Note 1 to the consolidated financial statements in 3M’s 2009 Annual Report on Form 10-K, 3M determined that the cumulative inflation rate of Venezuela in November 2009 exceeded 100 percent. Accordingly, the financial statements of the Venezuelan subsidiary were remeasured as if its functional currency were that of its parent beginning January 1, 2010. Regulations in Venezuela require the purchase and sale of foreign currency to be made at an official rate of exchange that is fixed from time to time by the Venezuelan government. Certain laws in the country, however, provide an exemption for the purchase and sale of certain securities and have resulted in an indirect “parallel” market through which companies may obtain foreign currency without having to purchase it from Venezuela’s Commission for the Administration of Foreign Exchange (CADIVI). The average rate of exchange in the parallel market varies and is less favorable than the official rate. As previously disclosed, as of December 31, 2009 (prior to the change in functional currency of 3M’s Venezuelan subsidiary in January 2010), 3M changed to the parallel exchange rate for translation of the financial statements of its Venezuelan subsidiary. Other factors notwithstanding, the change in functional currency of this subsidiary and associated remeasurement using the parallel exchange rate beginning January 1, 2010 as a result of Venezuela’s economic environment would decrease net sales of the Venezuelan subsidiary by approximately two-thirds in 2010 in comparison to 2009 (based on exchange rates at 2009 year-end), but will not otherwise have a material impact on operating income and 3M’s consolidated results of operations.

Information regarding new accounting standards is included in Note 1 to the Consolidated Financial Statements.

PERFORMANCE BY BUSINESS SEGMENT

As discussed in Note 14 to the Consolidated Financial Statements, effective in the first quarter of 2010, 3M made certain product moves between its business segments. Segment information for all periods presented has been reclassified to reflect the new segment structure.

Information related to 3M’s business segments for the first quarters of both 2010 and 2009 is presented in the tables that follow. Organic local-currency sales include both organic volume impacts plus selling price impacts. Acquisition impacts, a component of local currency sales growth, are measured separately for the first twelve months of the acquisition. The divestiture impact, if any, translation impact and total sales change are also provided for each business segment.

Industrial and Transportation Business:

	Three months ended
	March 31,
	2010	2009
Sales (millions)	$2,073	$1,603
Sales change analysis:
Organic local currency	23.6%	(23.7)%
Acquisitions	0.1	3.5
Local currency	23.7	(20.2)
Translation	5.6	(6.8)
Total sales change	29.3%	(27.0)%

Operating income (millions)	$454	$175
Percent change	159.5%	(64.7)%
Percent of sales	21.9%	10.9%

The Industrial and Transportation segment serves a broad range of markets, such as appliance, paper and packaging, food and beverage, electronics, automotive original equipment manufacturer (OEM) and automotive aftermarket (auto body shops and retail). Industrial and Transportation products include tapes, a wide variety of coated and non-woven abrasives, adhesives, specialty materials, filtration products, energy control products, closure systems for personal hygiene products, acoustic systems products, and components and products that are used in the manufacture, repair and maintenance of automotive, marine, aircraft and specialty vehicles.

Sales in Industrial and Transportation increased 29.3 percent to $2.1 billion. In local-currency terms, sales increased 23.7 percent, which was almost entirely driven by organic volume. Foreign currency impacts added 5.6 percent to first quarter sales growth. Geographically, local-currency sales growth increased in all major regions, led by Asia Pacific at 50 percent.

Sales growth was broad-based, as every business in this segment posted local-currency sales increases. Local-currency sales grew by 67 percent in the automotive OEM business, where 3M is a leading solutions provider to OEMs and their tier suppliers. While the comparisons in automotive were impacted by a weak first-quarter in 2009, 3M’s growth is outpacing the industry. Another strong performer was the renewable energy business, where local-currency sales grew by 64 percent. In industrial adhesives and tapes, local-currency sales increased 26 percent. 3M also posted strong sales growth in abrasives, aerospace, purification systems, and energy and advanced materials.

Operating income was $454 million in the first quarter, and operating income margins were 21.9 percent. This business has taken out significant structural cost in the past two years, therefore the operating leverage gained when sales increase is quite significant. In the first quarter of 2009, this business recorded pre-tax charges of $23 million related to restructuring activities, with this charge primarily comprised of employee-related liabilities for severance and benefits.

Health Care Business:

	Three months ended
	March 31
	2010	2009
Sales (millions)	$1,117	$997
Sales change analysis:
Organic local currency	7.6%	(0.1)%
Acquisitions	—	2.0
Local currency	7.6	1.9
Divestitures	(0.2)	—
Translation	4.6	(9.6)
Total sales change	12.0%	(7.7)%

Operating income (millions)	$347	$307
Percent change	13.2%	(4.7)%
Percent of sales	31.1%	30.7%

The Health Care segment serves markets that include medical clinics and hospitals, pharmaceuticals, dental and orthodontic practitioners, and health information systems. Products and services provided to these and other markets include medical and surgical supplies, skin health and infection prevention products, dental and orthodontic products (oral care), health information systems, inhalation and transdermal drug delivery systems, and food safety products.

Health Care sales were $1.1 billion, up 12 percent in dollars and up 7.6 percent in local currency. Foreign currency impacts added 4.6 percent to first quarter sales growth. On a geographic basis, all regions posted positive local-currency sales growth, led by Latin America at 19 percent and Asia Pacific at 16 percent. Sales increased in most every business within Health Care, led by local-currency increases of more than 10 percent in both infection prevention products and the skin and wound care area, helped by demand for skin integrity and advanced wound care products. 3M also continues to drive growth with its new 3M™ Tegaderm™ CHG (chlorhexidine gluconate) IV Securement Dressing for IV sites. In addition, the drug delivery systems, oral care, and health information systems businesses drove positive local-currency sales growth in the first quarter. In drug delivery systems, demand picked up for traditional inhaler fills. In oral care, orthodontic products showed particular strength during the quarter.

Operating income increased 13.2 percent to $347 million, and operating income margins were 31.1 percent. Operating income in the first quarter of 2009 included charges of $4 million related to restructuring actions, with this charge comprised of employee-related liabilities for severance and benefits.

Consumer and Office Business:

	Three months ended
	March 31,
	2010	2009
Sales (millions)	$912	$795
Sales change analysis:
Organic local currency	8.1%	(3.0)%
Acquisitions	2.6	2.9
Local currency	10.7	(0.1)
Translation	4.0	(7.0)
Total sales change	14.7%	(7.1)%

Operating income (millions)	$219	$165
Percent change	32.7%	(2.7)%
Percent of sales	24.0%	20.7%

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

Sales in Consumer and Office increased 14.7 percent in the first quarter to $912 million. Local-currency sales increased 10.7 percent, which included 8.1 percent from organic growth and 2.6 percent from acquisitions. Acquisition growth was led by ACE® and related brands, which sells elastic bandage, supports and thermometer product lines through consumer channels in North America. In addition, in January 2010, 3M purchased Incavas Industria de Cabos e Vassouras Ltda., a manufacturer of floor care products based in Brazil. Foreign currency impacts contributed 4.0 percent to sales growth.

On a geographic basis, local-currency sales increased in all regions, led by Latin America and the United States. In addition, all businesses posted strong local-currency sales growth. Total sales growth in the home care business was approximately 20 percent, driven in large part by share gains in the cleaning and scouring category. The foundation of this growth was the 2006 acquisition of Nylonge, as 3M has moved up the pyramid with branded products for the higher end of the market.

Local-currency sales grew year-on-year in the consumer health care business, primarily driven by the July 2009 acquisition of ACE® and related brands. The do-it-yourself business also posted solid sales growth, driven by Command™ adhesives and ScotchBlue™ painters’ tapes. Investments in advertising and promotion are helping to drive significant volume in these and other critical brand categories. In addition, local-currency sales increased in stationery products and office supplies.

Consumer and Office operating income increased 33 percent to $219 million, with operating income margins of 24.0 percent. All businesses posted operating income increases in the quarter. In the first quarter of 2009, this business segment recorded charges of $2 million related to restructuring actions, with this charge comprised of employee-related liabilities for severance and benefits.

In April 2010, 3M completed its acquisition of a majority stake in the A-One branded label business and related operations. A-One is the largest branded label business in Asia and the second largest worldwide. 3M entered the U.S. label market in 2009 under the Post-it® and 3M brands, bringing new innovation to this product category.

Display and Graphics Business:

	Three months ended
	March 31,
	2010	2009
Sales (millions)	$869	$611
Sales change analysis:
Organic local currency	38.4%	(28.8)%
Acquisitions	—	2.2
Local currency	38.4	(26.6)
Translation	4.0	(3.6)
Total sales change	42.4%	(30.2)%

Operating income (millions)	$212	$60
Percent change	254.4%	(68.3)%
Percent of sales	24.3%	9.8%

The Display and Graphics segment serves markets that include electronic display, traffic safety and commercial graphics. This segment includes optical film solutions for LCD electronic displays; computer screen filters; reflective sheeting for transportation safety; commercial graphics systems; and projection systems, including mobile display technology and visual systems products.

Sales in Display and Graphics were $869 million, up 42.4 percent year-on-year. Sales increased 38.4 percent in local currencies, which was entirely organic. Foreign currency impacts increased sales by 4 percent. Local-currency sales growth was positive in all major businesses and geographies, particularly Asia Pacific and Latin America. Sales growth was led by 3M’s optical films business, where sales doubled year-on-year. This was a function of both strong end-market growth in consumer electronics, particularly LCD TVs, along with a number of important new 3M product solutions for the industry. The LCD TV market is rapidly transitioning to LED-lit from traditional CCFL bulb-lit technology, and 3M’s films are playing a vital role in that transition. 3M films are an important enabler in the ongoing transition to more energy-efficient TVs. Product life cycles in this space are quite short, thus 3M is focused on next-generation solutions for the industry.

In traffic safety systems, local-currency sales growth was strong in the quarter. Similar to recent quarters, growth continues to be very good in developing areas of the world, where highway infrastructure development continues to accelerate and stimulus spending is making a positive difference. Growth in the U.S., on the other hand, has been more modest. The commercial graphics business experienced strong local-currency sales growth and continued sequential sales improvement, as the advertising segments served by this business recover from the recession.

Operating income in the first quarter of 2010 totaled $212 million, or 24.3 percent of sales. Factory utilization was much improved versus last year’s challenging first quarter. In the first quarter of 2009, this segment recorded charges of $6 million related to restructuring actions, primarily related to fixed asset impairments.

Safety, Security and Protection Services Business:

	Three months ended
	March 31,
	2010	2009
Sales (millions)	$809	$672
Sales change analysis:
Organic local currency	14.7%	(13.7)%
Acquisitions	—	8.9
Local currency	14.7	(4.8)
Divestitures	—	(2.2)
Translation	5.7	(9.7)
Total sales change	20.4%	(16.7)%

Operating income (millions)	$181	$124
Percent change	46.1%	(35.7)%
Percent of sales	22.4%	18.5%

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

Safety, Security and Protection Services sales increased 20.4 percent in the first quarter of 2010. Local-currency sales growth was 14.7 percent, and foreign currency effects added 5.7 percent to first-quarter sales. As in the past few quarters, the biggest growth driver was 3M’s personal protection business, or more specifically, respiratory products. 3M has seen significant growth related to the H1N1 virus for the past few quarters, even though the impact has begun to wane. Conversely, the industrial manufacturing sector is picking up, resulting in additional respirator growth. 3M expects this transition to continue, which should help 3M successfully manage the wind down of H1N1-related activity.

Safety, Security and Protection Services also saw strong growth in its roofing granules business, which 3M attributes primarily to inventory build at this point. Until signs are evident that residential construction or roof replacement is improving, 3M will remain cautious. 3M posted solid growth in its building and commercial services business, where 3M continues to drive sales in the area of floor pads and cleaners, including Scotchgard™ branded floor finishing solutions.

Operating income for the first quarter of 2010 was $181 million, with a 22.4 percent margin. The first quarter of 2009 included $4 million related to restructuring charges, with this charge comprised of employee-related liabilities for severance and benefits.

Electro and Communications Business:

	Three months ended
	March 31,
	2010	2009
Sales (millions)	$665	$480
Sales change analysis:
Organic local currency	34.3%	(30.4)%
Acquisitions	—	0.6
Local currency	34.3	(29.8)
Divestiture	(1.0)	—
Translation	5.3	(5.0)
Total sales change	38.6%	(34.8)%

Operating income (millions)	$137	$21
Percent change	542.9%	(85.7)%
Percent of sales	20.6%	4.4%

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

Electro and Communications sales were $665 million in the first quarter, an increase of 38.6 percent in U.S. dollars and 34.3 percent in local currency. Foreign currency impacts added 5.3 percent to first-quarter growth. Sales expanded in all geographic regions, led by the Asia Pacific area. Sales growth was led by businesses that supply the consumer electronics and semiconductor industries. 3M also saw strong growth in the electrical markets business, which supplies connectors and other such solutions to the power utility, MRO (maintenance, repair and overhaul) and appliance markets. The telecom infrastructure-related business held their ground in a market that remained sluggish, with total sales growth up slightly.

Operating income was $137 million in the first quarter, or 20.6 percent of sales, which was significantly improved versus last year’s first quarter. Stronger sales and factory utilization were a factor, but an ongoing commitment to productivity, yield improvement and waste reduction were also key contributors. The first quarter of 2009 included charges of $3 million related to restructuring actions, with this charge comprised of employee-related liabilities for severance and benefits.

FINANCIAL CONDITION AND LIQUIDITY

The strength of 3M’s capital structure and consistency of its cash flows provide 3M reliable access to capital markets. Additionally, the Company generates significant ongoing cash flow. As indicated in the following table, 3M’s net debt at March 31, 2010 totaled $591 million, compared to $1.1 billion at December 31, 2009. At March 31, 2010, 3M had $5.2 billion of cash, cash equivalents, and marketable securities and $5.8 billion of debt. Debt included $5.080 billion of long-term debt, $646 million related to the current portion of long-term debt and other borrowings of $52 million. The current portion of long-term debt included $350 million in Dealer Remarketable Securities, which ultimately matures in December 2010, and approximately $125 million related to a purchase of ownership interest (discussed in Note 8).

The Company’s net debt position is as follows:

	Mar. 31,	Dec. 31,
(Millions)	2010	2009

Total Debt	$5,778	$5,710
Less: Cash and cash equivalents and marketable securities	5,187	4,609
Net Debt	$591	$1,101

Cash, cash equivalents and marketable securities at March 31, 2010 increased by $578 million when compared to year-end 2009, helped by $1.1 billion of cash flows from operating activities in the first three months of 2010. The Company has sufficient liquidity to meet currently anticipated growth plans, including capital expenditures, working capital investments and acquisitions. The Company does not utilize derivative instruments linked to the Company’s stock. However, the Company does have contingently convertible debt that, if conditions for conversion are met, is convertible into shares of 3M common stock (refer to Note 10 in 3M’s 2009 Annual Report on Form 10-K).

The Company’s financial condition and liquidity are strong. Various assets and liabilities, including cash and short-term debt, can fluctuate significantly from month to month depending on short-term liquidity needs. Working capital (defined as current assets minus current liabilities) totaled $6.958 billion at March 31, 2010, compared with $5.898 billion at December 31, 2009, an increase of $1.060 billion, driven by an increase in short-term marketable securities.

Primary short-term liquidity needs are met through U.S. commercial paper and euro commercial paper issuances. The Company maintains a commercial paper program that allows 3M to have a maximum of $3 billion outstanding with a maximum maturity of 397 days from date of issuance. As of March 31, 2010 and December 31, 2009, 3M had no outstanding commercial paper. The Company believes it is unlikely that its access to the commercial paper market will be restricted. Effective April 30, 2007, the Company has a $1.5-billion five-year credit facility, which has provisions for the Company to request an increase of the facility up to $2 billion (at the lenders’ discretion), and providing for up to $150 million in letters of credit. As of March 31, 2010, approximately $122 million was utilized for letters of credit in connection with normal business activities. Debt covenants do not restrict the payment of dividends.

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

The Company has an AA- credit rating, with a stable outlook, from Standard & Poor’s and an Aa2 credit rating, with a stable outlook, from Moody’s Investors Service. Under its $1.5-billion five-year credit facility agreement, 3M is required to maintain its EBITDA to Interest Ratio as of the end of each fiscal quarter at not less than 3.0 to 1. This is calculated (as defined in the agreement) as the ratio of consolidated total EBITDA for the four consecutive quarters then ended to total interest expense on all funded debt for the same period. At March 31, 2010, this ratio was approximately 31 to 1.

3M’s strong balance sheet and liquidity provide the Company with significant flexibility to take advantage of numerous opportunities going forward. The Company will continue to invest in its operations to drive growth, including continual review of acquisition opportunities. 3M has a long history of dividend increases. In February 2010, the Board of Directors increased the quarterly dividend on 3M common stock by 2.9 percent to 52.5 cents per share, equivalent to an annual dividend of $2.10 per share. In February 2007, 3M’s Board of Directors authorized a two-year share repurchase of up to $7.0 billion for the period from February 12, 2007 to February 28, 2009. In February 2009, 3M’s Board of Directors extended this share repurchase authorization until the remaining amount is fully utilized. At March 31, 2010, the Company has $2.6 billion remaining under this authorization.

For the three months ended March 31, 2010, contributions totaling $54 million were made to the Company’s U.S. and international pension plans and $28 million to its postretirement plans. In 2010, the Company expects to contribute in the range of $500 million to $700 million to its U.S. and international pension and postretirement plans. The Company does not have a required minimum pension contribution obligation for its U.S. plans in 2010. Therefore, the amount of the anticipated discretionary contribution could vary significantly depending on the U.S. qualified plans’ funded status as of the 2010 measurement date and the anticipated tax deductibility of the contribution. Future contributions will also depend on market conditions, interest rates and other factors. 3M believes its strong cash flow and balance sheet will allow it to fund future pension needs without compromising growth opportunities.

The Company uses various working capital measures that place emphasis and focus on certain working capital assets and liabilities. These measures are not defined under U.S. generally accepted accounting principles and may not be computed the same as similarly titled measures used by other companies. One of the primary working capital measures 3M uses is a combined index, which includes accounts receivable, inventory and accounts payable. This combined index (defined as current quarterly net sales multiplied by four, divided by the sum of ending net accounts receivable plus inventory less accounts payable) was 5.3 at March 31, 2010, down from 5.5 at December 31, 2009, but a significant improvement from 4.4 at March 31, 2009. Receivables increased $319 million, or 9.8 percent, compared with December 31, 2009, with higher March 2010 sales compared to December 2009 sales contributing to this increase. Inventories increased $159 million, or 6.0 percent, compared with December 31, 2009. While sales increased 25 percent when comparing first-quarter 2010 to first-quarter 2009, ending March year-on-year net accounts receivable balances only increased 15.2 percent and inventory balances only increased 5.2 percent. Accounts payable increased $129 million compared with December 31, 2009.

Cash flows from operating, investing and financing activities are provided in the tables that follow. Individual amounts in the Consolidated Statement of Cash Flows exclude the effects of acquisitions, divestitures and exchange rate impacts on cash and cash equivalents, each of which are presented separately in the cash flows. Thus, the amounts presented in the following operating, investing and financing activities tables reflect changes in balances from period to period adjusted for these effects.

Cash Flows from Operating Activities:

	Three months ended
	March 31,
(Millions)	2010	2009

Net income including noncontrolling interest	$955	$530
Depreciation and amortization	287	271
Company pension contributions	(54)	(111)
Company postretirement contributions	(28)	(12)
Company pension expense	75	31
Company postretirement expense	13	11
Stock-based compensation expense	112	83
Income taxes (deferred and accrued income taxes)	343	135
Excess tax benefits from stock-based compensation	(12)	—
Accounts receivable	(356)	8
Inventories	(190)	288
Accounts payable	145	(165)
Product and other insurance receivables and claims	(25)	7
Other — net	(183)	(381)
Net cash provided by operating activities	$1,082	$695

Cash flows from operating activities can fluctuate significantly from period to period, as pension funding decisions, tax timing differences and other items can significantly impact cash flows.

In the first three months of 2010, cash flows provided by operating activities increased $387 million compared to the first three months of 2009. The main positive contributions to operating cash flows related to year-on-year increases in net income including noncontrolling interest, lower cash tax payments, and lower year-on-year decreases from other-net. The category, “Other-net,” in the preceding table reflects changes in other asset and liability accounts, such as decreases in banked vacation accruals, which reduced liabilities. These positive contributions were partially offset by year-on-year working capital increases of $532 million (which includes accounts receivable, inventories and accounts payable).

Cash Flows from Investing Activities:

	Three months ended
	March 31,
(Millions)	2010	2009

Purchases of property, plant and equipment (PP&E)	$(157)	$(244)
Proceeds from sale of PP&E and other assets	3	15
Acquisitions, net of cash acquired	(17)	(9)
Purchases and proceeds from sale or maturities of marketable securities and investments — net	(753)	220
Other investing	(63)	—
Net cash used in investing activities	$(987)	$(18)

Investments in property, plant and equipment enable growth in many diverse markets, helping to meet product demand and increasing manufacturing efficiency. Capital expenditures were $157 million in the first three months of 2010, a decrease of $87 million when compared to the first three months of 2009. The Company expects capital expenditures to accelerate in the remainder of 2010. 3M expects total year 2010 capital expenditures to be in the range of $1 billion to $1.1 billion, compared with $903 million for 2009. In 2009, in response to global economic conditions at that point in time, 3M focused its capital expenditures on carryover projects from 2008 and tooling needed for new products and continued operations.

Refer to Note 2 for information on 2010 acquisitions. The Company is actively considering additional acquisitions, investments and strategic alliances, and from time to time may also divest certain businesses.

Purchases of marketable securities and investments and proceeds from sale (or maturities) of marketable securities and investments are primarily attributable to asset-backed securities, agency securities, corporate medium-term note securities and other securities, which are classified as available-for-sale. Interest rate risk and credit risk related to the underlying collateral may impact the value of investments in asset-backed securities, while factors such as general conditions in the overall credit market and the nature of the underlying collateral may affect the liquidity of investments in asset-backed securities. The coupon interest rates for asset-backed securities are either fixed rate or floating. Floating rate coupons reset monthly or quarterly based upon the corresponding monthly or quarterly LIBOR rate. Each individual floating rate security has a coupon based upon the respective LIBOR rate +/- an amount reflective of the credit risk of the issuer and the underlying collateral on the original issue date. Terms of the reset are unique to individual securities. Fixed rate coupons are established at the time the security is issued and are based upon a spread to a related maturity treasury bond. The spread against the treasury bond is reflective of the credit risk of the issuer and the underlying collateral on the original issue date. 3M does not currently expect risk related to its holdings in asset-backed securities to materially impact its financial condition or liquidity. Refer to Note 7 for more details about 3M’s diversified marketable securities portfolio, which totaled $2.339 billion as of March 31, 2010. Purchases of marketable securities and investments, net of proceeds from sales or maturities, totaled $753 million in the first three months of 2010. Proceeds from the sale or maturities of marketable securities and investments, net of purchases, totaled $220 million in the first three months of 2009. Purchases of investments also include additional survivor benefit insurance and equity investments.

As discussed in Notes 5 and 8, the Company’s majority owned Sumitomo 3M Limited entity (Sumitomo 3M) purchased a portion of its shares held by its noncontrolling interest, Sumitomo Electric Industries, Ltd. (SEI), by paying cash of 5.8 billion Japanese Yen and entering into a note payable to SEI of 17.4 billion Japanese Yen (approximately $63 million and $188 million, respectively, based on March 31, 2010 exchange rates). The cash paid during the quarter ended March 31, 2010 as a result of the purchase of Sumitomo 3M shares from SEI is classified as investing activity in the consolidated statement of cash flows. The remainder of the purchase financed by the note payable to SEI is considered non-cash investing and financing activity in the first quarter of 2010.

Cash Flows from Financing Activities:

	Three months ended
	March 31,
(Millions)	2010	2009

Change in short-term debt — net	$(27)	$(512)
Repayment of debt (maturities greater than 90 days)	(20)	(86)
Proceeds from debt (maturities greater than 90 days)	9	—
Total cash change in debt	$(38)	$(598)
Purchases of treasury stock	(20)	—
Reissuances of treasury stock	151	34
Dividends paid to stockholders	(374)	(354)
Distributions to noncontrolling interests and other — net	6	11
Net cash used in financing activities	$(275)	$(907)

Total debt at March 31, 2010, was $5.778 billion, up slightly from $5.710 billion year-end 2009. Total debt was 29 percent of total capital (total capital is defined as debt plus equity), compared with 30 percent at year-end 2009.

Repurchases of common stock are made to support the Company’s stock-based employee compensation plans and for other corporate purposes. In February 2007, 3M’s Board of Directors authorized a two-year share repurchase of up to $7.0 billion for the period from February 12, 2007 to February 28, 2009. In February 2009, 3M’s Board of Directors extended this share repurchase authorization until the remaining amount is fully utilized. In the first three months of 2010, the Company purchased $20 million of treasury stock. The Company did not purchase any treasury stock in the first three months of 2009. As of March 31, 2010, approximately $2.6 billion remained available for repurchase. For more information, refer to the table titled “Issuer Purchases of Equity Securities” in Part II, Item 2.

Cash dividends paid to stockholders totaled $374 million in the first three months of 2010 compared to $354 million in the first three months of 2009. 3M has paid dividends since 1916. In February 2010, the Board of Directors increased the quarterly dividend on 3M common stock by 2.9 percent to 52.5 cents per share, equivalent to an annual dividend of $2.10 per share. This marked the 52nd consecutive year of dividend increases. Other cash flows from financing activities primarily include distributions to noncontrolling interests, excess tax benefits from stock-based compensation, changes in cash overdraft balances, and principal payments for capital leases.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

In the context of Item 3, market risk refers to the risk of loss arising from adverse changes in financial and derivative instrument market rates and prices, such as fluctuations in interest rates and currency exchange rates. For a discussion of sensitivity analysis related to these types of market risks, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in 3M’s 2009 Annual Report on Form 10-K. The Company also discusses risk management in various places throughout this document, including discussions in MD&A concerning Financial Condition and Liquidity and in the Notes to Consolidated Financial Statements (refer to the Marketable Securities, Derivatives and Fair Value Measurements notes).

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

3M COMPANY

FORM 10-Q

For the Quarterly Period Ended March 31, 2010

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(e) Issuer Purchases of Equity Securities

Repurchases of common stock are made to support the Company’s stock-based employee compensation plans and for other corporate purposes. In February 2007, 3M’s Board of Directors authorized a two-year share repurchase of up to $7 billion for the period from February 12, 2007 to February 28, 2009. In February 2009, 3M’s Board of Directors extended this share repurchase authorization until the remaining $2.6 billion (as of March 31, 2010) is fully utilized.

Issuer Purchases of Equity

Securities (registered pursuant to

Section 12 of the Exchange Act)

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (Millions)
January 1-31, 2010	19,104	$83.92	—	$2,567
February 1-28, 2010	16,058	$79.26	—	$2,567
March 1-31, 2010	213,121	$81.05	192,000	$2,551
Total January 1-March 31, 2010	248,283	$81.15	192,000	$2,551

(1) The total number of shares purchased includes: (i) shares purchased under the Board’s authorizations described above (which totaled 192,000 shares in March 2010), and (ii) shares purchased in connection with the exercise of stock options (which combined totaled 19,104 shares in January 2010, 16,058 shares in February 2010, and 21,121 shares in March 2010).

Item 3. Defaults Upon Senior Securities. — No matters require disclosure.

Item 4. Removed and Reserved.

Item 5. Other Information. — No matters require disclosure.

Item 6. Exhibits.

Exhibits.  These exhibits are either incorporated by reference into this report or filed herewith with this report. Exhibit numbers 10.1 through 10.49 are management contracts or compensatory plans or arrangements.

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

(10)            Material contracts and management compensation plans and arrangements:

(10.1)	3M 2008 Long-Term Incentive Plan (including amendments through February 2009) is incorporated by reference from our Form 10-K for the year ended December 31, 2008.
(10.2)	Amendment of the 3M 2008 Long-Term Incentive Plan approved on February 9, 2010 is incorporated by reference from our Form 10-K for the year ended December 31, 2009.
(10.3)	Form of Agreement for Stock Option Grants to Executive Officers under 3M 2008 Long-Term Incentive Plan is incorporated by reference from our Form 8-K dated May 13, 2008.
(10.4)

Form of Stock Option Agreement for options granted to Executive Officers under the 3M 2008 Long-Term Incentive Plan, commencing February 9, 2010, is incorporated by reference from our Form 10-K for the year ended December 31, 2009.

(10.5)

Form of Restricted Stock Unit Agreement for restricted stock units granted to Executive Officers under the 3M Long-Term Incentive Plan, effective February 9, 2010, is incorporated by reference from our Form 10-K for the year ended December 31, 2009.

(10.6)	Form of 3M 2010 Performance Share Award under the 3M 2008 Long-Term Incentive Plan is incorporated by reference from our Form 8-K dated March 4, 2010.
(10.7)	Form of Stock Option Agreement for U.S. Employees under 3M 2008 Long-Term Incentive Plan is incorporated by reference from our Form 10-K for the year ended December 31, 2008.
(10.8)	Form of Restricted Stock Unit Agreement for U.S. Employees under 3M 2008 Long-Term Incentive Plan is incorporated by reference from our Form 10-K for the year ended December 31, 2008.
(10.9)	3M 2005 Management Stock Ownership Program is incorporated by reference from our Proxy Statement for the 2005 Annual Meeting of Stockholders.
(10.10)	3M 2002 Management Stock Ownership Program is incorporated by reference from our Proxy Statement for the 2002 Annual Meeting of Stockholders.
(10.11)	3M 1997 Management Stock Ownership Program is incorporated by reference from our Proxy Statement for the 1997 Annual Meeting of Stockholders.
(10.12)	3M 1992 Management Stock Ownership Program is incorporated by reference from our Proxy Statement for the 1992 Annual Meeting of Stockholders.
(10.13)	Amendments of 3M 1997, 2002 and 2005 Management Stock Ownership Programs are incorporated by reference from our Form 8-K dated November 14, 2008.
(10.14)	Form of award agreement for non-qualified stock options granted under the 2005 Management Stock Ownership Program, is incorporated by reference from our Form 8-K dated May 16, 2005.
(10.15)	Form of award agreement for non-qualified stock options granted under the 2002 Management Stock Ownership Program, is incorporated by reference from our Form 10-K for the year ended December 31, 2004.

(10.16)	3M 1997 General Employees’ Stock Purchase Plan, as amended through November 8, 2004, is incorporated by reference from our Form 10-K for the year ended December 31, 2004.
(10.17)

3M Board resolution dated May 12, 2009, regarding three-year extension of 3M 1997 General Employees’ Stock Purchase Plan is incorporated by reference from our Form 10-Q for the quarter ended June 30, 2009.

(10.18)	Amendment of the 3M 1997 General Employees Stock Purchase Plan approved on February 9, 2010 is incorporated by reference from our Form 10-K for the year ended December 31, 2009.
(10.19)	3M VIP Excess Plan is incorporated by reference from our Form 8-K dated November 14, 2008.
(10.20)	Amendment of 3M VIP Excess Plan is incorporated by reference from our Form 8-K dated November 24, 2009.
(10.21)	3M VIP (Voluntary Investment Plan) Plus is incorporated by reference from Registration Statement No. 333-73192 on Form S-8, filed on November 13, 2001.
(10.22)	Amendment of 3M VIP Plus is incorporated by reference from our Form 8-K dated November 14, 2008.
(10.23)	3M Deferred Compensation Plan, as amended through February 2008, is incorporated by reference from our Form 8-K dated February 14, 2008.
(10.24)	Amendment of 3M Deferred Compensation Plan is incorporated by reference from our Form 8-K dated November 14, 2008.
(10.25)	3M Deferred Compensation Excess Plan is incorporated by reference from our Form 10-K for the year ended December 31, 2009.
(10.26)	3M Performance Awards Deferred Compensation Plan is incorporated by reference from our Form 10-K for the year ended December 31, 2009.
(10.27)	3M Executive Annual Incentive Plan is incorporated by reference from our Form 8-K dated May 14, 2007.
(10.28)	Form of Agreement for Performance Unit or Share Awards to Executive Officers during 2008 under 3M Performance Unit Plan is incorporated by reference from our Form 8-K dated May 8, 2008.
(10.29)	3M Performance Unit Plan, as amended through February 11, 2007, is incorporated by reference from our Form 8-K dated May 14, 2007.
(10.30)	Amendment of 3M Performance Unit Plan is incorporated by reference from our Form 8-K dated November 14, 2008.
(10.31)

Description of changes to Non-Employee Director Compensation and Stock Ownership Guidelines dated as of August 13, 2007 is incorporated by reference from our Form 10-Q for the quarter ended September 30, 2007.

(10.32)	Description of changes to 3M Compensation Plan for Non-Employee Directors is incorporated by reference from our Form 8-K dated August 8, 2005.
(10.33)	3M Compensation Plan for Non-Employee Directors, as amended, through November 8, 2004, is incorporated by reference from our Form 10-K for the year ended December 31, 2004.
(10.34)	Amendment of 3M Compensation Plan for Non-Employee Directors is incorporated by reference from our Form 8-K dated November 14, 2008.
(10.35)	3M 1992 Directors Stock Ownership Program, as amended through November 8, 2004, is incorporated by reference from our Form 10-K for the year ended December 31, 2004.
(10.36)	Amendment of 3M 1992 Directors Stock Ownership Program is incorporated by reference from our Form 8-K dated November 14, 2008.
(10.37)	3M Executive Life Insurance Plan, as amended, is incorporated by reference from our Form 10-K for the year ended December 31, 2003.
(10.38)	Summary of Personal Financial Planning Services for 3M Executives is incorporated by reference from our Form 10-K for the year ended December 31, 2003.
(10.39)	3M policy on reimbursement of incentive payments is incorporated by reference from our Form 10-K for the year ended December 31, 2006.
(10.40)	Amended and Restated 3M Nonqualified Pension Plan I is incorporated by reference from our Form 8-K dated December 23, 2008.
(10.41)	Amended and Restated 3M Nonqualified Pension Plan II is incorporated by reference from our Form 8-K dated December 23, 2008.
(10.42)	3M Nonqualified Pension Plan III is incorporated by reference from our Form 8-K dated November 14, 2008.
(10.43)	Employment agreement dated as of December 6, 2005, between 3M and George W. Buckley is incorporated by reference from our Form 8-K dated December 9, 2005.
(10.44)	Amendment, dated August 14, 2006, to employment agreement between 3M and George W. Buckley is incorporated by reference from our Form 10-Q for the quarter ended September 30, 2006.
(10.45)	Amendment to Employment Agreement between 3M and George W. Buckley is incorporated by reference from our Form 8-K dated December 17, 2008.
(10.46)	Description of compensation plan for Robert S. Morrison is incorporated by reference from our Form 8-K dated August 8, 2005.
(10.47)	Employment agreement dated as of January 23, 2002, between 3M and Patrick D. Campbell is incorporated by reference from our Form 10-K for the year ended December 31, 2001.
(10.48)	Amendment to Employment Agreement between 3M and Patrick D. Campbell is incorporated by reference from our Form 8-K dated November 18, 2008.

(10.49)	Appointment and Compensatory arrangements between 3M and David W. Meline are incorporated by reference from our Form 8-K dated July 23, 2008.
(10.50)	Five-year credit agreement as of April 30, 2007, is incorporated by reference from our Form 8-K dated May 3, 2007.
(10.51)

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
(101)

The following financial information from 3M Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2010, filed with the SEC on May 5, 2010, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statement of Income for the three month periods ended March 31, 2010 and 2009, (ii) the Consolidated Balance Sheet at March 31, 2010 and December 31, 2009, (iii) the Consolidated Statement of Cash Flows for the three month periods ended March 31, 2010 and 2009, and (iv) Notes to Consolidated Financial Statements (tagged as blocks of text).*

*Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

3M COMPANY

(Registrant)

Date: May 5, 2010

By	/s/ Patrick D. Campbell

Patrick D. Campbell,

Senior Vice President and Chief Financial Officer

(Mr. Campbell is the Principal Financial Officer and has

been duly authorized to sign on behalf of the Registrant.)