Form 10-Q
period 2010-06-30
3M CO
filed 2010-08-04
CIK 66740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2010
Common Stock, $0.01 par value per share	713,134,328 shares

This document (excluding exhibits) contains 62 pages.

The table of contents is set forth on page 2.

The exhibit index begins on page 59.

3M COMPANY

Form 10-Q for the Quarterly Period Ended June 30, 2010

3M COMPANY

FORM 10-Q

For the Quarterly Period Ended June 30, 2010

PART I.  Financial Information

Item 1.  Financial Statements.

3M Company and Subsidiaries

Consolidated Statement of Income

(Unaudited)

	Three months ended		Six months ended
	June 30		June 30
(Millions, except per share amounts)	2010	2009	2010	2009
Net sales	$6,731	$5,719	$13,079	10,808
Operating expenses
Cost of sales	3,435	2,977	6,673	5,749
Selling, general and administrative expenses	1,350	1,242	2,673	2,433
Research, development and related expenses	350	309	692	632
Total operating expenses	5,135	4,528	10,038	8,814
Operating income	1,596	1,191	3,041	1,994

Interest expense and income
Interest expense	52	55	100	110
Interest income	(10)	(7)	(16)	(18)
Total interest expense (income)	42	48	84	92

Income before income taxes	1,554	1,143	2,957	1,902
Provision for income taxes	414	351	862	580
Net income including noncontrolling interest	$1,140	$792	2,095	1,322

Less: Net income attributable to noncontrolling interest	19	9	44	21

Net income attributable to 3M	$1,121	$783	$2,051	$1,301

Weighted average 3M common shares outstanding — basic	714.5	696.8	713.1	695.2
Earnings per share attributable to 3M common shareholders — basic	$1.57	$1.12	$2.88	1.87

Weighted average 3M common shares outstanding — diluted	725.7	700.3	724.6	698.1
Earnings per share attributable to 3M common shareholders — diluted	$1.54	$1.12	$2.83	1.86

Cash dividends paid per 3M common share	$0.525	$0.51	$1.05	$1.02

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries

Consolidated Balance Sheet

(Unaudited)

	June 30	Dec. 31
(Dollars in millions, except per share amount)	2010	2009

Assets
Current assets
Cash and cash equivalents	$3,022	$3,040
Marketable securities — current	1,909	744
Accounts receivable — net	3,745	3,250
Inventories
Finished goods	1,366	1,255
Work in process	914	815
Raw materials and supplies	700	569
Total inventories	2,980	2,639
Other current assets	1,235	1,122
Total current assets	12,891	10,795

Marketable securities — non-current	606	825
Investments	111	103
Property, plant and equipment	19,045	19,440
Less: Accumulated depreciation	(12,330)	(12,440)
Property, plant and equipment — net	6,715	7,000
Goodwill	5,620	5,832
Intangible assets — net	1,268	1,342
Prepaid pension benefits	99	78
Other assets	1,186	1,275
Total assets	$28,496	$27,250

Liabilities
Current liabilities
Short-term borrowings and current portion of long-term debt	$728	$613
Accounts payable	1,756	1,453
Accrued payroll	616	680
Accrued income taxes	386	252
Other current liabilities	1,951	1,899
Total current liabilities	5,437	4,897

Long-term debt	4,949	5,097
Pension and postretirement benefits	2,137	2,227
Other liabilities	1,710	1,727
Total liabilities	$14,233	$13,948

Commitments and contingencies (Note 12)

Equity
3M Company shareholders’ equity:
Common stock par value, $.01 par value, 944,033,056 shares issued	$9	$9
Additional paid-in capital	3,336	3,153
Retained earnings	24,788	23,753
Treasury stock, at cost; 230,898,728 shares at June 30, 2010; 233,433,937 shares at Dec. 31, 2009	(10,146)	(10,397)
Accumulated other comprehensive income (loss)	(4,016)	(3,754)
Total 3M Company shareholders’ equity	13,971	12,764
Noncontrolling interest	292	538
Total equity	$14,263	$13,302

Total liabilities and equity	$28,496	$27,250

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries

Consolidated Statement of Cash Flows

(Unaudited)

	Six months ended
	June 30
(Dollars in millions)	2010	2009

Cash Flows from Operating Activities
Net income including noncontrolling interest	$2,095	$1,322
Adjustments to reconcile net income including noncontrolling interest to net cash provided by operating activities
Depreciation and amortization	559	569
Company pension and postretirement contributions	(128)	(205)
Company pension and postretirement expense	155	109
Stock-based compensation expense	171	132
Deferred income taxes	18	(15)
Excess tax benefits from stock-based compensation	(36)	—
Changes in assets and liabilities
Accounts receivable	(586)	(222)
Inventories	(428)	447
Accounts payable	243	(76)
Accrued income taxes (current and long-term)	108	199
Product and other insurance receivables and claims	5	34
Other — net	44	(133)
Net cash provided by operating activities	2,220	2,161

Cash Flows from Investing Activities
Purchases of property, plant and equipment (PP&E)	(337)	(454)
Proceeds from sale of PP&E and other assets	4	57
Acquisitions, net of cash acquired	(30)	(12)
Purchases of marketable securities and investments	(2,435)	(485)
Proceeds from sale of marketable securities and investments	572	330
Proceeds from maturities of marketable securities	851	195
Other investing	(63)	(6)
Net cash used in investing activities	(1,438)	(375)

Cash Flows from Financing Activities
Change in short-term debt — net	(32)	(552)
Repayment of debt (maturities greater than 90 days)	(45)	(88)
Proceeds from debt (maturities greater than 90 days)	9	—
Purchases of treasury stock	(393)	(6)
Reissuances of treasury stock	386	225
Dividends paid to shareholders	(749)	(709)
Excess tax benefits from stock-based compensation	36	—
Other — net	90	3
Net cash used in financing activities	(698)	(1,127)

Effect of exchange rate changes on cash and cash equivalents	(102)	88

Net increase (decrease) in cash and cash equivalents	(18)	747
Cash and cash equivalents at beginning of year	3,040	1,849
Cash and cash equivalents at end of period	$3,022	$2,596

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

As described in 3M’s Current Report on Form 8-K dated May 17, 2010 (which updated 3M’s 2009 Annual Report on Form 10-K) and 3M’s Quarterly Report on Form 10-Q for the period ended March 31, 2010, during the first quarter of 2010 the Company made certain product moves between its business segments in its continuing effort to drive growth by aligning businesses around markets and customers (Note 14). Segment information presented herein reflects the impact of these changes for all periods presented. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and notes included in its Current Report on Form 8-K dated May 17, 2010.

Foreign Currency Translation

3M generally considers local currencies as the functional currencies outside the United States. However, under Accounting Standards Codification (ASC) 830, Foreign Currency Matters, the reporting currency of a foreign entity’s parent is assumed to be that entity’s functional currency when the economic environment of a foreign entity is highly inflationary—generally when its cumulative inflation is approximately 100 percent or more for the three years that precede the beginning of a reporting period. 3M has a subsidiary in Venezuela with operating income representing less than 1.5 percent of 3M’s consolidated operating income for both 2009 and the six-month period ended June 30, 2010. As previously disclosed by the Company in Note 1 to the consolidated financial statements in 3M’s Current Report on Form 8-K dated May 17, 2010, 3M determined that the cumulative inflation rate of Venezuela in November 2009 exceeded 100 percent. Accordingly, the financial statements of the Venezuelan subsidiary were remeasured as if its functional currency were that of its parent beginning January 1, 2010.

Regulations in Venezuela require the purchase and sale of foreign currency to be made at official rates of exchange that are fixed from time to time by the Venezuelan government. Certain laws in the country, however, provided an exemption for the purchase and sale of certain securities and resulted in an indirect “parallel” market through which companies obtained foreign currency without having to purchase it from Venezuela’s Commission for the Administration of Foreign Exchange (CADIVI). In May 2010, the Venezuelan government took control of the previously freely-traded parallel market. The government-controlled rate that emerged under the new Transaction system for Foreign Currency Denominated Securities (SITME) is not as unfavorable as the previous parallel rate in comparison to the official rates. As previously disclosed, as of December 31, 2009 (prior to the change in functional currency of 3M’s Venezuelan subsidiary in January 2010), 3M changed to use of the parallel exchange rate for translation of the financial statements of its Venezuelan subsidiary. Beginning January 1, 2010, as discussed above, the financial statements of the Venezuelan subsidiary are remeasured as if its functional currency were that of its parent. This remeasurement utilized the parallel rate through May 2010 and the SITME rate thereafter.

The Company continues to monitor circumstances relative to its Venezuelan subsidiary. Other factors notwithstanding, the change in functional currency of this subsidiary and associated remeasurement beginning January 1, 2010 as a result of Venezuela’s economic environment will decrease net sales of the Venezuelan subsidiary by approximately two-thirds in 2010 in comparison to 2009 (based on exchange rates at 2009 year-end), but will not otherwise have a material impact on operating income and 3M’s consolidated results of operations.

Earnings per share

The difference in the weighted average 3M shares outstanding for calculating basic and diluted earnings per share attributable to 3M common shareholders is a result of the dilution associated with the Company’s stock-based compensation plans. Certain options outstanding under these stock-based compensation plans were not included in the computation of diluted earnings per share attributable to 3M common shareholders because they would not have had a dilutive effect (30.7 million average options for the three months ended June 30, 2010; 30.5 million average options for the six months ended June 30, 2010; 71.5 million average options for the three months ended June 30, 2009; 71.7 million average options for the six months ended June 30, 2009). The conditions for conversion related to the Company’s “Convertible Notes” were not met (refer to 3M’s Current Report on Form 8-K dated May 17, 2010, Note 10 to the Consolidated Financial Statements, for more detail). If the conditions for conversion are met, 3M may choose to pay in cash and/or common stock; however, if this occurs, the Company has the intent and ability to settle this debt security in cash. Accordingly, there was no impact on diluted earnings per share attributable to 3M common shareholders. The computations for basic and diluted earnings per share follow:

Earnings Per Share Computations

	Three months ended		Six months ended
	June 30		June 30
(Amounts in millions, except per share amounts)	2010	2009	2010	2009
Numerator:
Net income attributable to 3M	$1,121	$783	$2,051	$1,301

Denominator:
Denominator for weighted average 3M common shares outstanding — basic	714.5	696.8	713.1	695.2

Dilution associated with the Company’s stock-based compensation plans	11.2	3.5	11.5	2.9

Denominator for weighted average 3M common shares outstanding — diluted	725.7	700.3	724.6	698.1

Earnings per share attributable to 3M common shareholders — basic	$1.57	$1.12	$2.88	$1.87
Earnings per share attributable to 3M common shareholders — diluted	$1.54	$1.12	$2.83	$1.86

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

In April 2010, the FASB issued ASU No. 2010-17, Milestone Method of Revenue Recognition—a consensus of the FASB Emerging Issues Task Force that recognizes the milestone method as an acceptable revenue recognition method for substantive milestones in research or development arrangements. This standard would require its provisions be met in order for an entity to recognize consideration that is contingent upon achievement of a substantive milestone as revenue in its entirety in the period in which the milestone is achieved. In addition, this ASU would require disclosure of certain information with respect to arrangements that contain milestones. For 3M this standard would be required prospectively beginning January 1, 2011. The Company is currently evaluating the impact of this standard on 3M’s consolidated results of operations and financial condition.

NOTE 2.  Acquisitions

During the six months ended June 30, 2010, 3M completed four business combinations. The purchase price paid for these business combinations (net of cash acquired), contingent consideration paid for pre-2009 business combinations, and the impact of other matters (net) during the six months ended June 30, 2010 aggregated to $30 million. In addition, the Company recorded a financed liability of 1.7 billion Japanese Yen (approximately $18 million based on acquisition date exchange rates) as non-cash investing and financing activity associated with these acquisitions.

(1) In January 2010, 3M (Consumer and Office Business) purchased all of the outstanding shares of Incavas Industria de Cabos e Vassouras Ltda., a manufacturer of floor care products based in Rio Grande do Sul, Brazil.

(2) In April 2010, 3M (Consumer and Office Business) purchased a majority stake in the A-One branded label business and related operations, which is headquartered in Tokyo, Japan and has manufacturing, distribution and sales locations around Japan. The terms of this acquisition included embedded mirroring put and call options for a fixed price and five-year term with respect to the remaining minority shares. Accordingly, 3M recorded this business combination as an acquisition of all outstanding interests with a corresponding financed liability of 1.7 billion Japanese Yen relative to the embedded put/call option as of the acquisition date.

(3) In May 2010, 3M (Health Care) purchased certain assets of J.R. Phoenix Ltd., a manufacturer of hand hygiene and skin care products for health care and professional use based in Kitchener, Ontario, Canada.

(4) In June 2010, 3M (Industrial and Transportation Business) purchased all of the outstanding shares of MTI PolyFab Inc., a manufacturer of thermal and acoustic insulation for the aerospace industry based in Mississauga, Ontario, Canada.

Purchased identifiable intangible assets related to the acquisitions that closed in the first six months of 2010 totaled $60 million and will be amortized on a straight-line basis over a weighted-average life of 9 years (lives ranging from 3 to 14 years). Acquired identifiable intangible assets for which significant assumed renewals or extensions of underlying arrangements impacted the determination of their useful lives were not material. Pro forma information related to the above acquisitions is not included because the impact on the Company’s consolidated results of operations is not considered to be material.

In addition to business combinations, 3M periodically acquires certain tangible and/or intangible assets and purchases interests in certain enterprises that do not otherwise qualify for accounting as business combinations. These transactions are largely reflected as additional asset purchase and investment activity.

NOTE 3.  Goodwill and Intangible Assets

Purchased goodwill related to the four acquisitions which closed in the first six months of 2010 totaled $31 million, less than $1 million of which is deductible for tax purposes. The acquisition activity in the following table also includes the impacts of contingent consideration for pre-2009 acquisitions, which increased goodwill by $1 million. The amounts in the “Translation and other” column in the following table primarily relate to changes in foreign currency exchange rates. The goodwill balance by business segment as of December 31, 2009 and June 30, 2010, follow:

Goodwill

	Dec. 31,			June 30,
	2009	Acquisition	Translation	2010
(Millions)	Balance	activity	and other	Balance
Industrial and Transportation	$1,783	$7	$(69)	$1,721
Health Care	1,007	1	(74)	934
Consumer and Office	155	24	(3)	176
Display and Graphics	990	—	(12)	978
Safety, Security and Protection Services	1,220	—	(33)	1,187
Electro and Communications	677	—	(53)	624
Total Company	$5,832	$32	$(244)	$5,620

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

Acquired Intangible Assets

For the six months ended June 30, 2010, intangible assets (excluding goodwill) acquired through business combinations increased balances by $60 million. Balances are also impacted by changes in foreign currency exchange rates. The carrying amount and accumulated amortization of acquired intangible assets as of June 30, 2010, and December 31, 2009, follow:

	June 30	Dec. 31
(Millions)	2010	2009
Patents	$430	$457
Other amortizable intangible assets (primarily tradenames and customer related intangibles)	1,515	1,519
Non-amortizable intangible assets (tradenames)	121	138
Total gross carrying amount	$2,066	$2,114

Accumulated amortization — patents	(324)	(339)
Accumulated amortization — other	(474)	(433)
Total accumulated amortization	(798)	(772)
Total intangible assets — net	$1,268	$1,342

Amortization expense for acquired intangible assets for the three-month and six-month periods ended June 30, 2010 and 2009 follows:

	Three months ended		Six months ended
	June 30		June 30
(Millions)	2010	2009	2010	2009
Amortization expense	$43	$48	$86	$87

The table below shows expected amortization expense for acquired amortizable intangible assets recorded as of June 30, 2010:

(Millions)	Last 2 Quarters 2010	2011	2012	2013	2014	2015	After 2015
Amortization expense	$85	$140	$126	$120	$114	$104	$458

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

Employee-related severance charges are largely based upon distributed employment policies and substantive severance plans and are reflected in the quarter in which management approves the associated actions, the actions are probable, and the amounts are estimable. Severance amounts for which affected employees were required to render service in order to receive benefits at their termination dates were measured at the date such benefits were communicated to the applicable employees and recognized as expense over the employees’ remaining service periods.

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

Components of these restructuring actions for the first two quarters of 2009 and a roll-forward of associated balances from December 31, 2009 follow below:

(Millions)	Employee- Related Items/ Benefits and Other	Asset Impairments	Total

Expenses incurred in first quarter 2009:
Industrial and Transportation	$22	$1	$23
Health Care	4	—	4
Consumer and Office	2	—	2
Display and Graphics	1	5	6
Safety, Security and Protection Services	4	—	4
Electro and Communications	3	—	3
Corporate and Unallocated	25	—	25
First quarter 2009 expenses	$61	$6	$67

Expenses incurred in second quarter 2009:
Industrial and Transportation	$41	$4	$45
Health Care	15	—	15
Consumer and Office	11	—	11
Display and Graphics	10	8	18
Safety, Security and Protection Services	12	—	12
Electro and Communications	7	—	7
Corporate and Unallocated	7	1	8
Second quarter 2009 expenses	$103	$13	$116

(Millions)	Employee- Related Items/ Benefits and Other	Asset Impairments	Total
Accrued liability balance as of December 31, 2009	$76	$—	$76
Cash payments in first quarter 2010	(18)	—	(18)
Cash payments in second quarter 2010	(13)	—	(13)
Accrued liability balance as of June 30, 2010	$45	$—	$45

The majority of the remaining employee related items and benefits associated with these actions are expected to be paid out in cash in 2010.

NOTE 5.  Supplemental Equity and Comprehensive Income Information

Consolidated Statement of Changes in Equity

3M Company and Subsidiaries

Three months ended June 30, 2010

		3M Company Shareholders
(Millions)	Total	Common Stock and Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest
Balance at March 31, 2010	$13,851	$3,269	$24,231	$(10,187)	$(3,747)	$285

Net income	1,140		1,121			19
Cumulative translation adjustment	(358)				(370)	12
Defined benefit pension and postretirement plans adjustment	48				48	—
Debt and equity securities — unrealized gain (loss)	1				1	—
Cash flow hedging instruments — unrealized gain (loss)	40				40	—
Total comprehensive income	871
Dividends paid	(375)		(375)
Transfer from noncontrolling interest	—	12			12	(24)
Stock-based compensation, net of tax impacts	64	64
Reacquired stock	(384)			(384)
Issuances pursuant to stock option and benefit plans	236		(189)	425
Balance at June 30, 2010	$14,263	$3,345	$24,788	$(10,146)	$(4,016)	$292

3M Company and Subsidiaries

Six months ended June 30, 2010

		3M Company Shareholders
(Millions)	Total	Common Stock and Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest
Balance at December 31, 2009	$13,302	$3,162	$23,753	$(10,397)	$(3,754)	$538

Net income	2,095		2,051			44
Cumulative translation adjustment	(453)				(464)	11
Defined benefit pension and postretirement plans adjustment	99				98	1
Debt and equity securities — unrealized gain (loss)	2				2	—
Cash flow hedging instruments — unrealized gain (loss)	63				63	—
Total comprehensive income	1,806
Dividends paid	(749)		(749)
Purchase of subsidiary shares and transfers from noncontrolling interest	(256)	7			39	(302)
Stock-based compensation, net of tax impacts	176	176
Reacquired stock	(404)			(404)
Issuances pursuant to stock option and benefit plans	388		(267)	655
Balance at June 30, 2010	$14,263	$3,345	$24,788	$(10,146)	$(4,016)	$292

Consolidated Statement of Changes in Equity

3M Company and Subsidiaries

Three months ended June 30, 2009

		3M Company Shareholders
(Millions)	Total	Common Stock and Additional Paid-in Capital	Retained Earnings	Treasury Stock	Unearned Comp- ensation	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest
Balance at March 31, 2009	$10,141	$3,095	$22,369	$(11,618)	$(18)	$(4,091)	$404

Net income	792		783				9
Cumulative translation adjustment	460					455	5
Defined benefit pension and postretirement plans adjustment	21					21
Debt and equity securities — unrealized gain (loss)	4					4
Cash flow hedging instruments — unrealized gain (loss)	(72)					(72)
Total comprehensive income	1,205
Dividends paid	(355)		(355)
Amortization of unearned compensation	(4)				(4)
Stock-based compensation, net of tax impacts	47	47
Reacquired stock	(5)			(5)
Issuances pursuant to stock option and benefit plans	192		(90)	282
Balance at June 30, 2009	$11,221	$3,142	$22,707	$(11,341)	$(22)	$(3,683)	$418

3M Company and Subsidiaries

Six months ended June 30, 2009

		3M Company Shareholders
(Millions)	Total	Common Stock and Additional Paid-in Capital	Retained Earnings	Treasury Stock	Unearned Comp- ensation	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest
Balance at December 31, 2008	$10,304	$3,015	$22,227	$(11,676)	$(40)	$(3,646)	$424

Net income	1,322		1,301				21
Cumulative translation adjustment	8					35	(27)
Defined benefit pension and postretirement plans adjustment	—					—
Debt and equity securities — unrealized gain (loss)	5					5
Cash flow hedging instruments — unrealized gain (loss)	(77)					(77)
Total comprehensive income	1,258
Dividends paid	(709)		(709)
Amortization of unearned compensation	18				18
Stock-based compensation, net of tax impacts	127	127
Reacquired stock	(5)			(5)
Issuances pursuant to stock option and benefit plans	228		(112)	340
Balance at June 30, 2009	$11,221	$3,142	$22,707	$(11,341)	$(22)	$(3,683)	$418

Consolidated Statement of Comprehensive Income (Loss)

	Three months ended June 30		Six months ended June 30
(Millions)	2010	2009	2010	2009
Net income including noncontrolling interest	$1,140	$792	$2,095	$1,322
Other comprehensive income, net of tax:
Cumulative translation adjustment	(358)	460	(453)	8
Defined benefit pension and postretirement plans adjustment	48	21	99	—
Debt and equity securities, unrealized gain (loss)	1	4	2	5
Cash flow hedging instruments, unrealized gain (loss)	40	(72)	63	(77)
Total other comprehensive income (loss), net of tax	(269)	413	(289)	(64)
Comprehensive income (loss) including noncontrolling interest	871	1,205	1,806	1,258
Comprehensive (income) loss attributable to noncontrolling interest	(31)	(14)	(56)	6
Comprehensive income (loss) attributable to 3M	$840	$1,191	$1,750	$1,264

Accumulated Other Comprehensive Income (Loss) Attributable to 3M

(Millions)	June 30, 2010	Dec. 31, 2009
Cumulative translation adjustment	$(295)	$122
Defined benefit pension and postretirement plans adjustment	(3,741)	(3,831)
Debt and equity securities, unrealized gain (loss)	(7)	(9)
Cash flow hedging instruments, unrealized gain (loss)	27	(36)
Total accumulated other comprehensive income (loss)	$(4,016)	$(3,754)

Components of Comprehensive Income (Loss) Attributable to 3M

	Three months ended June 30,		Six months ended June 30,
(Millions)	2010	2009	2010	2009
Net income attributable to 3M	$1,121	$783	$2,051	$1,301

Cumulative translation	(324)	437	(401)	74
Tax effect	(46)	18	(63)	(39)
Cumulative translation — net of tax	(370)	455	(464)	35

Defined benefit pension and postretirement plans adjustment	80	35	156	(5)
Tax effect	(32)	(14)	(58)	5
Defined benefit pension and postretirement plans adjustment — net of tax	48	21	98	—

Debt and equity securities, unrealized gain (loss)	1	6	4	8
Tax effect	—	(2)	(2)	(3)
Debt and equity securities, unrealized gain (loss) — net of tax	1	4	2	5

Cash flow hedging instruments, unrealized gain (loss)	64	(114)	100	(125)
Tax effect	(24)	42	(37)	48
Cash flow hedging instruments, unrealized gain (loss) — net of tax	40	(72)	63	(77)

Total comprehensive income (loss) attributable to 3M	$840	$1,191	$1,750	$1,264

Reclassification adjustments are made to avoid double counting in comprehensive income items that are also recorded as part of net income. 3M had no material reclassification adjustments attributable to noncontrolling interest. As disclosed in Note 9, for the three and six months ended June 30, 2010, $78 million pre-tax ($48 million after tax) and $154 million pre-tax ($98 million after tax), respectively, were reclassified to earnings from accumulated other comprehensive income attributable to 3M to pension and postretirement expense in the income statement. These pension and postretirement expense amounts are shown in the table in Note 9 as amortization of transition (asset) obligation, amortization of prior service cost (benefit) and amortization of net actuarial (gain) loss. Reclassifications to earnings from accumulated other comprehensive income for debt and equity securities, which primarily include marketable securities, were not material for the three and six-months ended June 30, 2010. Refer to Note 10 for a table that recaps pre-tax cash flow hedging instruments reclassifications. Income taxes are not provided for foreign currency translation relating to permanent investments in international subsidiaries, but tax effects within cumulative translation do include impacts from items such as net investment hedge transactions.

Purchase of Subsidiary Shares and Transfers of Ownership Interests Involving Non-Wholly Owned Subsidiaries

During the second half of 2009 and the first half of 2010, 3M effected a purchase of subsidiary shares and transfers of ownership interests to align activities in Japan and to simplify the Company’s ownership structure. As a result of these activities, beginning in June 2010 the Company has a wholly owned subsidiary in the region in addition to its majority owned Sumitomo 3M Limited entity (Sumitomo 3M). Because the Company retained its controlling interest in the subsidiaries involved, these activities resulted in changes to 3M Company shareholders’ equity and noncontrolling interest. These activities included the following:

•                  During the second half of 2009, a wholly owned subsidiary that, in turn, owned a portion of the Company’s majority owned Sumitomo 3M, was transferred to another subsidiary (referred to herein as 3M HC) that was majority, rather than wholly, owned. Sumitomo 3M also owned a portion of 3M HC. As a result of the transaction, 3M’s effective ownership in Sumitomo 3M was reduced from 75 percent to 71.5 percent. The transfer resulted in a decrease in 3M Company shareholders’ equity and an increase in noncontrolling interest of $81 million in the second half of 2009.

•                  During the first quarter of 2010, majority owned 3M HC which, as a result of the transfer above owned a portion of the Company’s majority owned Sumitomo 3M, transferred this interest to Sumitomo 3M. In addition, Sumitomo 3M purchased a portion of its shares held by its noncontrolling interest, Sumitomo Electric Industries, Ltd. (SEI), by paying cash of 5.8 billion Japanese Yen and entering into a note payable to SEI of 17.4 billion Japanese Yen (approximately $63 million and $188 million, respectively, based on applicable exchange rates at that time). As a result of these transactions, 3M’s effective ownership in Sumitomo 3M was increased from 71.5 percent to 75 percent. The cash paid as a result of the purchase of Sumitomo 3M shares from SEI was classified as an investing activity in the consolidated statement of cash flows. The remainder of the purchase financed by the note payable to SEI was considered non-cash investing and financing activity in the first quarter of 2010. These transactions resulted in an increase in 3M Company shareholders’ equity of $22 million and a decrease in noncontrolling interest of $278 million in the first quarter of 2010.

•                  During the second quarter of 2010, majority owned Sumitomo 3M transferred its interest in 3M HC to 3M HC. As a result of this transaction, 3M HC became wholly owned by the Company. The transfer resulted in an increase in 3M Company shareholders’ equity and a decrease in noncontrolling interest of $24 million in the second quarter of 2010.

Additionally, 3M acquired the remaining noncontrolling interest of a previously majority owned subsidiary for an immaterial amount during the first half of 2010. The following table summarizes the effects of these transactions on equity attributable to 3M Company shareholders for the respective periods.

(Millions)	Three months ended June 30, 2010	Six months ended June 30, 2010
Net income attributable to 3M	$1,121	$2,051
Transfer from noncontrolling interest	24	46
Change in 3M Company shareholders’ equity from net income attributable to 3M and transfers from noncontrolling interest	$1,145	$2,097

NOTE 6. Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2002.

The IRS completed its field examination of the Company’s U.S. federal income tax returns for the years 2005 through 2007 in the fourth quarter of 2009. The Company has protested certain IRS positions within these tax years and has entered into the administrative appeals process with the IRS during the first quarter of 2010. During the first quarter of 2010, the IRS completed its field examination of the Company’s U.S. federal income tax return for the 2008 year. The Company has protested certain IRS positions within this tax year and has entered into the administrative appeals process with the IRS during the second quarter of 2010. Currently, the Company is under examination by the IRS for its U.S. federal income tax returns for the years 2009 and 2010. It is anticipated that the IRS will complete its examination of the Company for 2009 by the end of the first quarter of 2011, and for 2010 by the end of the first quarter of 2012. As of June 30, 2010, the IRS has not proposed any significant adjustments to the Company’s tax positions for which the Company is not adequately reserved.

During the first quarter of 2010, the Company paid the agreed upon assessments for the 2005 tax year. During the second quarter of 2010, the Company paid the agreed upon assessments for the 2008 tax year. Payments relating to other proposed assessments arising from the 2005 through 2010 examinations may not be made until a final agreement is reached between the Company and the IRS on such assessments or upon a final resolution resulting from the administrative appeals process or judicial action. In addition to the U.S. federal examination, there is also limited audit activity in several U.S. state and foreign jurisdictions.

3M anticipates changes to the Company’s uncertain tax positions due to the closing of the various audit years mentioned above. Currently, the Company is not able to reasonably estimate the amount by which the liability for unrecognized tax benefits will increase or decrease during the next 12 months as a result of the ongoing income tax authority examinations. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of June 30, 2010 and December 31, 2009, respectively, are $362 million and $425 million.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in tax expense. The Company recognized in the consolidated statement of income on a gross basis approximately $13 million of benefit and $3 million expense for the three months ended June 30, 2010 and June 30, 2009, respectively, and approximately $9 million of benefit and $6 million expense for the six months ended June 30, 2010 and June 30, 2009, respectively. At June 30, 2010 and December 31, 2009, accrued interest and penalties in the consolidated balance sheet on a gross basis were $42 million and $53 million, respectively. Included in these interest and penalty amounts are interest and penalties related to tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate, but would accelerate the payment of cash to the taxing authority to an earlier period.

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

While the preceding item increased the effective tax rate, the most significant item that decreased the effective tax rate in the first and second quarter of 2010 related to international taxes. This was due primarily to the 2010 tax benefits resulting from the corporate alignment transactions that allowed the Company to increase its ownership of a foreign subsidiary. The transactions are described in the section of Note 5 entitled “Purchase of Subsidiary Shares and Transfers of Ownership Interest Involving Non-Wholly Owned Subsidiaries”.

The provision for income taxes is determined using the asset and liability approach. Under this approach, deferred income taxes represent the expected future tax consequences of temporary differences between the carrying amounts and tax basis of assets and liabilities. The Company records a valuation allowance to reduce its deferred tax assets when uncertainty regarding their realizability exists. As of June 30, 2010 and December 31, 2009, the ending balance of the Company’s valuation allowance on its deferred tax assets totaled $69 million and $23 million, respectively.

NOTE 7. Marketable Securities

The Company invests in agency securities, corporate securities, asset-backed securities, treasury securities and other securities. The following is a summary of amounts recorded on the Consolidated Balance Sheet for marketable securities (current and non-current).

(Millions)	June 30, 2010	Dec. 31, 2009

U.S. government agency securities	$946	$326
Foreign government agency securities	47	—
Corporate debt securities	368	154
U.S. treasury securities	25	—
U.S. municipal securities	12	—
Asset-backed securities:
Automobile loan related	278	198
Credit card related	136	9
Equipment lease related	60	41
Other	8	8
Asset-backed securities total	482	256
Other securities	29	8

Current marketable securities	$1,909	$744

U.S. government agency securities	$96	$165
Foreign government agency securities	3	—
Corporate debt securities	130	112
U.S. treasury securities	44	94
Asset-backed securities:
Automobile loan related	225	317
Credit card related	55	98
Equipment lease related	45	29
Other	1	5
Asset-backed securities total	326	449
Auction rate securities	7	5

Non-current marketable securities	$606	$825

Total marketable securities	$2,515	$1,569

Classification of marketable securities as current or non-current is dependent upon management’s intended holding period, the security’s maturity date and liquidity considerations based on market conditions. If management intends to hold the securities for longer than one year as of the balance sheet date, they are classified as non-current. At June 30, 2010, gross unrealized losses totaled approximately $9 million (pre-tax), while gross unrealized gains totaled approximately $5 million (pre-tax). At December 31, 2009, gross unrealized losses totaled approximately $12 million (pre-tax), while gross unrealized gains totaled approximately $3 million. Gross realized gains and losses on sales or maturities of marketable securities for the first six months of 2010 and 2009 were not material. Cost of securities sold use the first in, first out (FIFO) method. Since these marketable securities are classified as available-for-sale securities, changes in fair value will flow through other comprehensive income, with amounts reclassified out of other comprehensive income into earnings upon sale or “other-than-temporary” impairment.

3M reviews impairments associated with its marketable securities in accordance with the measurement guidance provided by ASC 320, Investments-Debt and Equity Securities, when determining the classification of the impairment as “temporary” or “other-than-temporary”. A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income component of shareholders’ equity. Such an unrealized loss does not reduce net income attributable to 3M for the applicable accounting period because the loss is not viewed as other-than-temporary. The factors evaluated to differentiate between temporary and other-than-temporary include the projected future cash flows, credit ratings actions, and assessment of the credit quality of the underlying collateral, as well as other factors.

The balance at June 30, 2010 for marketable securities and short-term investments by contractual maturity are shown below. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(Millions)	June 30, 2010

Due in one year or less	$1,432
Due after one year through three years	1,014
Due after three years through five years	35
Due after five years	34

Total marketable securities	$2,515

3M has a diversified marketable securities portfolio of $2.515 billion as of June 30, 2010. Within this portfolio, current and long-term asset-backed securities (estimated fair value of $808 million) are primarily comprised of interests in automobile loans and credit cards. At June 30, 2010, the asset-backed securities credit ratings were AAA or A-1.

3M’s marketable securities portfolio includes auction rate securities that represent interests in investment grade credit default swaps; however, currently these holdings comprise less than one percent of this portfolio. The estimated fair value of auction rate securities are $7 million and $5 million as of June 30, 2010 and December 31, 2009, respectively. Gross unrealized losses within accumulated other comprehensive income related to auction rate securities totaled $6 million and $8 million (pre-tax) as of June 30, 2010 and December 31, 2009, respectively. As of June 30, 2010, auction rate securities associated with these balances have been in a loss position for more than 12 months. Since the second half of 2007, these auction rate securities failed to auction due to sell orders exceeding buy orders. Liquidity for these auction-rate securities is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals, usually every 7, 28, 35, or 90 days. The funds associated with failed auctions will not be accessible until a successful auction occurs or a buyer is found outside of the auction process. Refer to Note 11 for a table that reconciles the beginning and ending balances of auction rate securities.

NOTE 8. Long-Term Debt and Short-Term Borrowings

During the first quarter of 2010, the Company entered into a floating rate note payable of 17.4 billion Japanese Yen (approximately $188 million based on applicable exchange rates at that time) in connection with the purchase of additional interest in the Company’s Sumitomo 3M Limited subsidiary as discussed in Note 5. This note is due in three equal installments of 5.8 billion Japanese Yen on September 30, 2010, March 30, 2011 and September 30, 2011. Interest accrues on the note based on the three-month Tokyo Interbank Offered Rate (TIBOR) plus 40 basis points.

During the second quarter of 2010, the Company recorded a five-year financed liability of 1.7 billion Japanese Yen (approximately $18 million based on applicable exchange rates at that time) as part of the consideration associated with 3M’s acquisition of the A-One branded label business and related operations discussed in Note 2. The Company records interest on this liability at an annual rate of approximately 1%.

NOTE 9. Pension and Postretirement Benefit Plans

Components of net periodic benefit cost and other supplemental information for the three-month and six-month periods ended June 30 follow:

Benefit Plan Information

	Three months ended June 30,
	Qualified and Non-qualified Pension Benefits				Postretirement
	United States		International		Benefits
(Millions)	2010	2009	2010	2009	2010	2009
Net periodic benefit cost (benefit)
Service cost	$51	$46	$27	$24	$14	$13
Interest cost	159	155	63	55	22	24
Expected return on plan assets	(232)	(226)	(72)	(61)	(21)	(23)
Amortization of transition (asset) obligation	—	—	1	—	—	—
Amortization of prior service cost (benefit)	3	4	(1)	(1)	(24)	(20)
Amortization of net actuarial (gain) loss	55	24	22	11	22	16
Net periodic benefit cost (benefit)	$36	$3	$40	$28	$13	$10
Settlements, curtailments and special termination benefits	—	25	(22)	1	—	—
Net periodic benefit cost (benefit) after settlements, curtailments and special termination benefits	$36	$28	$18	$29	$13	$10

	Six months ended June 30,
	Qualified and Non-qualified Pension Benefits				Postretirement
	United States		International		Benefits
(Millions)	2010	2009	2010	2009	2010	2009
Net periodic benefit cost (benefit)
Service cost	$101	$92	$55	$48	$28	$26
Interest cost	319	310	125	111	44	48
Expected return on plan assets	(464)	(453)	(143)	(123)	(42)	(46)
Amortization of transition (asset) obligation	—	—	1	1	—	—
Amortization of prior service cost (benefit)	6	8	(2)	(2)	(47)	(40)
Amortization of net actuarial (gain) loss	110	49	43	21	43	33
Net periodic benefit cost (benefit)	$72	$6	$79	$56	$26	$21
Settlements, curtailments and special termination benefits	—	25	(22)	1	—	—
Net periodic benefit cost (benefit) after settlements, curtailments and special termination benefits	$72	$31	$57	$57	$26	$21

For the six months ended June 30, 2010, contributions totaling $98 million were made to the Company’s U.S. and international pension plans and $30 million to its postretirement plans. In 2010, the Company expects to contribute in the range of $500 million to $700 million to its U.S. and international pension and postretirement plans. The Company does not have a required minimum pension contribution obligation for its U.S. plans in 2010. Therefore, the amount of the anticipated discretionary pension contribution could vary significantly depending on the U.S. plans’ funding status and the anticipated tax deductibility of the contribution. 3M’s annual measurement date for pension and postretirement assets and liabilities is December 31 each year, which is also the date used for the related annual measurement assumptions.

In June 2010, 3M’s Brazilian subsidiary received approval from the government in Brazil to freeze its defined benefit pension plan. Effective March 31, 2010, participants in this subsidiary’s pension plan will no longer accrue additional pension benefits. As a result, the Company recorded a $22 million curtailment gain.

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

3M was informed during the first quarter of 2009 that the general partners of WG Trading Company, in which 3M’s benefit plans hold limited partnership interests, are the subject of a criminal investigation as well as civil proceedings by the SEC and CFTC (Commodity Futures Trading Commission). As of December 31, 2009 these holdings represented less than 2 percent of 3M’s fair value of total plan assets. The court appointed receiver has taken control of WG Trading Company and other entities controlled by its general partners, and further redemptions of limited partnership interests are restricted pending court proceedings. The amount that 3M’s benefit plans may recover from their investments in WG Trading Company may be lower than the value estimated on the last annual pension and postretirement measurement date of December 31, 2009. If this occurs, the primary impact of any changes in the asset valuation will be recognized on the next annual pension and postretirement measurement date of December 31, 2010. 3M currently believes that the resolution of these events will not have a material adverse effect on the consolidated financial position of the Company. The Company has insurance that it believes, based on what is currently known, is applicable to a portion of this potential decrease in asset value.

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

Additional information with respect to the impacts on other comprehensive income of nonderivative hedging and derivative instruments is included in Note 5. Additional information with respect to the fair value of derivative instruments is included in Note 11. References to information regarding derivatives and/or hedging instruments associated with the Company’s long-term debt are also made in Note 10 to the Consolidated Financial Statements in 3M’s Current Report on Form 8-K dated May 17, 2010.

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

Cash Flow Hedging - Foreign Currency Forward and Option Contracts: The Company enters into foreign exchange forward and option contracts to hedge against the effect of exchange rate fluctuations on cash flows denominated in foreign currencies and certain intercompany financing transactions. These transactions are designated as cash flow hedges. The settlement or extension of these derivatives will result in reclassifications (from accumulated other comprehensive income) to earnings in the period during which the hedged transactions affect earnings. Generally, 3M dedesignates these cash flow hedge relationships in advance of the occurrence of the forecasted transaction. The portion of gains or losses on the derivative instrument previously accumulated in other comprehensive income for dedesignated hedges remains in accumulated other comprehensive income until the forecasted transaction occurs. Changes in the value of derivative instruments after dedesignation are recorded in earnings and are included in the Derivatives Not Designated as Hedging Instruments section below. Hedge ineffectiveness and the amount excluded from effectiveness testing recognized in income on cash flow hedges were not material for the three and six month periods ended June 30, 2010 and 2009. The maximum length of time over which 3M hedges its exposure to the variability in future cash flows for a majority of the forecasted transactions is 12 months and, accordingly, at June 30, 2010, the majority of the Company’s open foreign exchange forward and option contracts had maturities of one year or less. The dollar equivalent gross notional amount of the Company’s foreign exchange forward and option contracts designated as cash flow hedges at June 30, 2010 was approximately $2.1 billion.

Cash Flow Hedging - Commodity Price Management: The Company manages commodity price risks through negotiated supply contracts, price protection agreements and forward physical contracts. The Company uses commodity price swaps relative to natural gas as cash flow hedges of forecasted transactions to manage price volatility. The related mark-to-market gain or loss on qualifying hedges is included in other comprehensive income to the extent effective, and reclassified into cost of sales in the period during which the hedged transaction affects earnings. Generally, the length of time over which 3M hedges its exposure to the variability in future cash flows for its forecasted natural gas transactions is 12 months. No significant commodity cash flow hedges were discontinued and hedge ineffectiveness was not material for the three and six month periods ended June 30, 2010 and 2009. The dollar equivalent gross notional amount of the Company’s natural gas commodity price swaps designated as cash flow hedges at June 30, 2010 was $34 million.

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

Three months ended June 30, 2010 (Millions)	Pretax Gain (Loss) Recognized in Other Comprehensive Income on Effective Portion of Derivative	Pretax Gain (Loss) Recognized in Income on Effective Portion of Derivative as a Result of Reclassification from Accumulated Other Comprehensive Income		Ineffective Portion of Gain (Loss) on Derivative and Amount Excluded from Effectiveness Testing Recognized in Income
Derivatives in Cash Flow Hedging Relationships	Amount	Location	Amount	Location	Amount
Foreign currency forward/option contracts	$48	Cost of sales	$(13)	Cost of sales	$—
Foreign currency forward contracts	(62)	Interest expense	(62)	Interest expense	—
Commodity price swap contracts	2	Cost of sales	(1)	Cost of sales	—
Total	$(12)		$(76)		$—

Six months ended June 30, 2010 (Millions)	Pretax Gain (Loss) Recognized in Other Comprehensive Income on Effective Portion of Derivative	Pretax Gain (Loss) Recognized in Income on Effective Portion of Derivative as a Result of Reclassification from Accumulated Other Comprehensive Income		Ineffective Portion of Gain (Loss) on Derivative and Amount Excluded from Effectiveness Testing Recognized in Income
Derivatives in Cash Flow Hedging Relationships	Amount	Location	Amount	Location	Amount
Foreign currency forward/option contracts	$51	Cost of sales	$(53)	Cost of sales	$—
Foreign currency forward contracts	(67)	Interest expense	(67)	Interest expense	—
Commodity price swap contracts	(7)	Cost of sales	(3)	Cost of sales	—
Total	$(23)		$(123)		$—

Three months ended June 30, 2009 (Millions)	Pretax Gain (Loss) Recognized in Other Comprehensive Income on Effective Portion of Derivative	Pretax Gain (Loss) Recognized in Income on Effective Portion of Derivative as a Result of Reclassification from Accumulated Other Comprehensive Income		Ineffective Portion of Gain (Loss) on Derivative and Amount Excluded from Effectiveness Testing Recognized in Income
Derivatives in Cash Flow Hedging Relationships	Amount	Location	Amount	Location	Amount
Foreign currency forward/option contracts	$(64)	Cost of sales	$54	Cost of sales	$—
Foreign currency forward contracts	70	Interest expense	70	Interest expense	—
Commodity price swap contracts	(9)	Cost of sales	(10)	Cost of sales	—
Total	$(3)		$114		$—

Six months ended June 30, 2009 (Millions)	Pretax Gain (Loss) Recognized in Other Comprehensive Income on Effective Portion of Derivative	Pretax Gain (Loss) Recognized in Income on Effective Portion of Derivative as a Result of Reclassification from Accumulated Other Comprehensive Income		Ineffective Portion of Gain (Loss) on Derivative and Amount Excluded from Effectiveness Testing Recognized in Income
Derivatives in Cash Flow Hedging Relationships	Amount	Location	Amount	Location	Amount
Foreign currency forward/option contracts	$(34)	Cost of sales	$95	Cost of sales	$—
Foreign currency forward contracts	22	Interest expense	16	Interest expense	—
Commodity price swap contracts	(24)	Cost of sales	(19)	Cost of sales	—
Total	$(36)		$92		$—

As of June 30, 2010, the Company had a balance of $27 million associated with the after tax net unrealized gain associated with cash flow hedging instruments recorded in accumulated other comprehensive income. 3M expects to reclassify to earnings over the next 12 months a majority of this balance (with the impact offset by cash flows from underlying hedged items).

Fair Value Hedges:

For derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivatives as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings.

Fair Value Hedging - Interest Rate Swaps: The Company manages interest expense using a mix of fixed and floating rate debt. To help manage borrowing costs, the Company may enter into interest rate swaps. Under these arrangements, the Company agrees to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated by reference to an agreed-upon notional principal amount. The dollar equivalent (based on inception date foreign currency exchange rates) gross notional amount of the Company’s interest rate swaps at June 30, 2010 was $1.3 billion.

At June 30, 2010, the Company had interest rate swaps designated as fair value hedges of underlying fixed rate obligations. In November 2006, the Company entered into a $400 million fixed-to-floating interest rate swap concurrent with the issuance of the three-year medium-term note due in 2009. In July 2007, in connection with the issuance of a seven-year Eurobond for an amount of 750 million Euros, the Company completed a fixed-to-floating interest rate swap on a notional amount of 400 million Euros as a fair value hedge of a portion of the fixed interest rate Eurobond obligation. The Company also has two fixed-to-floating interest rate swaps with an aggregate notional amount of $800 million designated as fair value hedges of the fixed interest rate obligation under the existing $800 million, three-year, 4.50% notes issued in October 2008. The mark-to-market of these fair value hedges is recorded as gains or losses in interest expense and is offset by the gain or loss on the underlying debt instrument, which also is recorded in interest expense. These fair value hedges are highly effective and, thus, there is no impact on earnings due to hedge ineffectiveness.

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

The location in the consolidated statements of income and amounts of gains and losses related to derivative instruments designated as fair value hedges and similar information relative to the hedged items are as follows:

Three months ended June 30, 2010 (Millions)	Gain (Loss) on Derivative Recognized in Income		Gain (Loss) on Hedged Item Recognized in Income
Derivatives in Fair Value Hedging Relationships	Location	Amount	Location	Amount
Interest rate swap contracts	Interest expense	$2	Interest expense	$(2)
Total		$2		$(2)

Six months ended June 30, 2010 (Millions)	Gain (Loss) on Derivative Recognized in Income		Gain (Loss) on Hedged Item Recognized in Income
Derivatives in Fair Value Hedging Relationships	Location	Amount	Location	Amount
Interest rate swap contracts	Interest expense	$10	Interest expense	$(10)
Total		$10		$(10)

Three months ended June 30, 2009 (Millions)	Gain (Loss) on Derivative Recognized in Income		Gain (Loss) on Hedged Item Recognized in Income
Derivatives in Fair Value Hedging Relationships	Location	Amount	Location	Amount
Interest rate swap contracts	Interest expense	$(10)	Interest expense	$10
Total		$(10)		$10

Six months ended June 30, 2009 (Millions)	Gain (Loss) on Derivative Recognized in Income		Gain (Loss) on Hedged Item Recognized in Income
Derivatives in Fair Value Hedging Relationships	Location	Amount	Location	Amount
Interest rate swap contracts	Interest expense	$4	Interest expense	$(4)
Total		$4		$(4)

Net Investment Hedges:

As circumstances warrant, the Company uses cross currency swaps, forwards and foreign currency denominated debt to hedge portions of the Company’s net investments in foreign operations. For hedges that meet the effectiveness requirements, the net gains or losses attributable to changes in spot exchange rates are recorded in cumulative translation within other comprehensive income. The remainder of the change in value of such instruments is recorded in earnings. Recognition in earnings of amounts previously recorded in cumulative translation is limited to circumstances such as complete or substantially complete liquidation of the net investment in the hedged foreign operation. At June 30, 2010, there were no cross currency swaps and foreign currency forward contracts designated as net investment hedges.

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

Three months ended June 30, 2010 (Millions) Derivative and Nonderivative Instruments in	Pretax Gain (Loss) Recognized as Cumulative Translation within Other Comprehensive Income on Effective Portion of Instrument	Ineffective Portion of Gain (Loss) on Instrument and Amount Excluded from Effectiveness Testing Recognized in Income
Net Investment Hedging Relationships	Amount	Location	Amount
Foreign currency denominated debt	$135	N/A	$—
Total	$135		$—

Six months ended June 30, 2010 (Millions) Derivative and Nonderivative Instruments in	Pretax Gain (Loss) Recognized as Cumulative Translation within Other Comprehensive Income on Effective Portion of Instrument	Ineffective Portion of Gain (Loss) on Instrument and Amount Excluded from Effectiveness Testing Recognized in Income
Net Investment Hedging Relationships	Amount	Location	Amount
Foreign currency denominated debt	$225	N/A	$—
Total	$225		$—

Three months ended June 30, 2009 (Millions) Derivative and Nonderivative Instruments in	Pretax Gain (Loss) Recognized as Cumulative Translation within Other Comprehensive Income on Effective Portion of Instrument	Ineffective Portion of Gain (Loss) on Instrument and Amount Excluded from Effectiveness Testing Recognized in Income
Net Investment Hedging Relationships	Amount	Location	Amount
Cross currency swap contracts	$(19)	Interest expense	$—
Foreign currency denominated debt	(75)	N/A	—
Total	$(94)		$—

Six months ended June 30, 2009 (Millions) Derivative and Nonderivative Instruments in	Pretax Gain (Loss) Recognized as Cumulative Translation within Other Comprehensive Income on Effective Portion of Instrument	Ineffective Portion of Gain (Loss) on Instrument and Amount Excluded from Effectiveness Testing Recognized in Income
Net Investment Hedging Relationships	Amount	Location	Amount
Cross currency swap contracts	$19	Interest expense	$—
Foreign currency denominated debt	20	N/A	—
Total	$39		$—

Derivatives Not Designated as Hedging Instruments:

Derivatives not designated as hedging instruments include dedesignated foreign currency forward and option contracts that formerly were designated in cash flow hedging relationships (as referenced in the Cash Flow Hedges section above). In addition, 3M enters into foreign currency forward contracts and commodity price swaps to offset, in part, the impacts of certain intercompany activities (primarily associated with intercompany licensing arrangements) and fluctuations in costs associated with the use of certain precious metals, respectively. These derivative instruments are not designated in hedging relationships; therefore, fair value gains and losses on these contracts are recorded in earnings. The dollar equivalent gross notional amount of these forward, option and swap contracts not designated as hedging instruments totaled $650 million as of June 30, 2010. The Company does not hold or issue derivative financial instruments for trading purposes.

The location in the consolidated statements of income and amounts of gains and losses related to derivative instruments not designated as hedging instruments are as follows:

(Millions)	Three months ended June 30, 2010 Gain (Loss) on Derivative Recognized in Income		Six months ended June 30, 2010 Gain (Loss) on Derivative Recognized in Income
Derivatives Not Designated as Hedging Instruments	Location	Amount	Location	Amount
Foreign currency forward/option contracts	Cost of sales	$27	Cost of sales	$26
Foreign currency forward contract	Interest expense	(18)	Interest expense	(11)
Commodity price swap contracts	Cost of sales	—	Cost of sales	—
Total		$9		$15

(Millions)	Three months ended June 30, 2009 Gain (Loss) on Derivative Recognized in Income		Six months ended June 30, 2009 Gain (Loss) on Derivative Recognized in Income
Derivatives Not Designated as Hedging Instruments	Location	Amount	Location	Amount
Foreign currency forward/option contracts	Cost of sales	$8	Cost of sales	$21
Foreign currency forward contract	Interest expense	3	Interest expense	12
Commodity price swap contracts	Cost of sales	—	Cost of sales	(1)
Total		$11		$32

Location and Fair Value Amount of Derivative Instruments

The following table summarizes the fair value of 3M’s derivative instruments, excluding nonderivative instruments used as hedging instruments, and their location in the consolidated balance sheet.

June 30, 2010 (Millions)	Assets		Liabilities
Fair Value of Derivative Instruments	Location	Amount	Location	Amount

Derivatives designated as hedging instruments
Foreign currency forward/option contracts	Other current assets	$70	Other current liabilities	$28
Commodity price swap contracts	Other current assets	—	Other current liabilities	4
Interest rate swap contracts	Other assets	64	Other liabilities	—
Total derivatives designated as hedging instruments		$134		$32

Derivatives not designated as hedging instruments
Foreign currency forward/option contracts	Other current assets	$35	Other current liabilities	$15
Total derivatives not designated as hedging instruments		$35		$15

Total derivative instruments		$169		$47

December 31, 2009 (Millions)	Assets		Liabilities
Fair Value of Derivative Instruments	Location	Amount	Location	Amount

Derivatives designated as hedging instruments
Foreign currency forward/option contracts	Other current assets	$17	Other current liabilities	$41
Commodity price swap contracts	Other current assets	1	Other current liabilities	1
Interest rate swap contracts	Other assets	54	Other liabilities	—
Total derivatives designated as hedging instruments		$72		$42

Derivatives not designated as hedging instruments
Foreign currency forward/option contracts	Other current assets	$6	Other current liabilities	$52
Commodity price swap contracts	Other current assets	1	Other current liabilities	—
Total derivatives not designated as hedging instruments		$7		$52

Total derivative instruments		$79		$94

Additional information with respect to the fair value of derivative instruments is included in Note 11.

Currency Effects and Credit Risk

Currency Effects: 3M estimates that year-on-year currency effects, including hedging impacts, increased net income attributable to 3M by approximately $45 million for the for the three months ended June 30, 2010 and increased net income attributable to 3M by approximately $30 million for the six months ended June 30, 2010. This estimate includes the effect of translating profits from local currencies into U.S. dollars; the impact of currency fluctuations on the transfer of goods between 3M operations in the United States and abroad; and transaction gains and losses, including derivative instruments designed to reduce foreign currency exchange rate risks. 3M estimates that year-on-year derivative and other transaction gains and losses decreased net income attributable to 3M by approximately $5 million for the three months ended June 30, 2010 and decreased net income attributable to 3M by approximately $80 million for the six months ended June 30, 2010.

Credit risk: The Company is exposed to credit loss in the event of nonperformance by counterparties in interest rate swaps, currency swaps, commodity price swaps, and forward and option contracts. However, the Company’s risk is limited to the fair value of the instruments. The Company actively monitors its exposure to credit risk through the use of credit approvals and credit limits, and by selecting major international banks and financial institutions as counterparties. The Company does not anticipate nonperformance by any of these counterparties. 3M has credit support agreements in place with two of its primary derivatives counterparties. Under these agreements, either party is required to post eligible collateral when the market value of transactions covered by the agreements exceeds specified thresholds, thus limiting credit exposure for both parties.

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis:

For 3M, assets and liabilities that are measured at fair value on a recurring basis primarily relate to available-for-sale marketable securities, available-for-sale investments (included as part of investments in the Consolidated Balance Sheet) and certain derivative instruments. Derivatives include cash flow hedges, interest rate swaps and most net investment hedges. The information in the following paragraphs and tables primarily addresses matters relative to these financial assets and liabilities. Separately, there were no material fair value measurements with respect to nonfinancial assets or liabilities that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis for the six month periods ended June 30, 2010 and 2009.

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

The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis.

	Fair Value
(Millions)	at June 30,	Fair Value Measurements Using Inputs Considered as
Description	2010	Level 1	Level 2	Level 3
Assets:
Available-for-sale:
Marketable securities:
U.S. government agency securities	$1,042	$—	$1,042	$—
Foreign government agency securities	50	—	50	—
Corporate debt securities	498	—	498	—
Asset-backed securities:
Automobile loan related	503	—	503	—
Credit card related	191	—	191	—
Equipment lease related	105	—	105	—
Other	9	—	9	—
U.S. treasury securities	69	69	—
U.S. municipal securities	12	—	12	—
Auction rate securities	7	—	—	7
Other securities	29	—	29	—
Investments	10	10	—	—
Derivative instruments — assets:
Foreign currency forward/option contracts	105	86	19	—
Interest rate swap contracts	64	—	64	—

Liabilities:
Derivative instruments — liabilities:
Foreign currency forward/option contracts	43	43	—	—
Commodity price swap contracts	4	4	—	—

	Fair Value
(Millions)	at Dec. 31,	Fair Value Measurements Using Inputs Considered as
Description	2009	Level 1	Level 2	Level 3
Assets:
Available-for-sale:
Marketable securities:
U.S. government agency securities	$491	$—	$491	$—
Corporate debt securities	266	—	266	—
Asset-backed securities:
Automobile loan related	515	—	515	—
Credit card related	107	—	107	—
Equipment lease related	70	—	70	—
Other	13	—	13	—
U.S. treasury securities	94	94	—	—
Auction rate securities	5	—	—	5
Other securities	8	—	8	—
Investments	11	11	—	—
Derivative instruments — assets:
Foreign currency forward/option contracts	23	22	1	—
Commodity price swap contracts	2	2	—	—
Interest rate swap contracts	54	—	54	—

Liabilities:
Derivative instruments — liabilities:
Foreign currency forward/option contracts	93	93	—	—
Commodity price swap contracts	1	1	—	—

The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3).

(Millions)	Three months ended June 30,		Six months ended June 30,
Marketable securities — auction rate securities only	2010	2009	2010	2009
Beginning balance	$6	$—	$5	$1
Total gains or losses:
Included in earnings	—	—	—	—
Included in other comprehensive income	1	4	2	3
Purchases, issuances, and settlements	—	—	—	—
Transfers in and/or out of Level 3	—	—	—	—
Ending balance (June 30)	7	4	7	4

Additional losses included in earnings due to reclassifications from other comprehensive income for:
Securities sold during the period ended June 30	—	—	—	—
Securities still held at June 30	—	—	—	—

In addition, the plan assets of 3M’s pension and postretirement benefit plans are measured at fair value on a recurring basis (at least annually). Refer to Note 11 in 3M’s Current Report on Form 8-K dated May 17, 2010.

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis:

Disclosures are required for assets and liabilities that are measured at fair value, but are recognized and disclosed at fair value on a nonrecurring basis. During the six months ended June 30, 2010 and 2009, such measurements of fair value related primarily to the identifiable assets and liabilities with respect to the business combinations that closed in 2010 and 2009 and long-lived asset impairments in 2009.

The following table provides information by level for assets and liabilities that were measured at fair value on a nonrecurring basis. This table provides the fair value of net identifiable tangible and intangible assets and liabilities (excluding goodwill) for business combinations that closed during the periods indicated. For business combinations, 3M uses inputs other than quoted prices that are observable, such as interest rates, cost of capital, and market comparable royalty rates, which are applied to income and market valuation approaches. 3M considers these level 2 inputs. In addition, this table provides the fair value and amount of long-lived asset impairments for the periods indicated. The complete carrying amount of these assets were written off and included in operating income results. Asset impairments related to 2009 restructuring actions are discussed in Note 4. Refer to Note 1 (“Property, plant and equipment” and “Intangible Assets”) in 3M’s Current Report on Form 8-K dated May 17, 2010 for further discussion of accounting policies related to long-lived asset impairments.

In addition to restructuring activities, in June 2009 the Company recorded a $13 million impairment of certain long-lived assets associated with the UK passport production activity of 3M’s Security Systems Division (within the Safety, Security and Protection Services business segment). In June 2009, 3M was notified that the UK government decided to award the production of its passports to a competitor upon the expiration of 3M’s existing UK passport contracts in October 2010. Accordingly, 3M tested the long lived assets associated with the UK passport activity for recoverability which indicated that the asset grouping’s carrying amount exceeded the remaining expected cash flows. As a result, associated assets were written down to a fair value of $41 million in June 2009. 3M primarily uses a discounted cash flow model that uses inputs other than quoted prices that are observable, such as interest rates and cost of capital, to determine the fair value of such assets. 3M considers these level 2 inputs.

Three months ended June 30, 2010	Fair Value Measurements Using
(millions)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable	Significant Unobservable	Total Gains
Description	Fair Value	(Level 1)	Inputs (Level 2)	Inputs (Level 3)	(Losses)
Business Combinations	$90	$—	$90	$—	$—

Six months ended June 30, 2010	Fair Value Measurements Using
(millions)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable	Significant Unobservable	Total Gains
Description	Fair Value	(Level 1)	Inputs (Level 2)	Inputs (Level 3)	(Losses)
Business Combinations	$108	$—	$108	$—	$—

Three months ended June 30, 2009	Fair Value Measurements Using
(millions)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable	Significant Unobservable	Total Gains
Description	Fair value	(Level 1)	Inputs (Level 2)	Inputs (Level 3)	(Losses)
Long-lived assets held and used	$41	$—	$41	$—	$(26)

Six months ended June 30, 2009	Fair Value Measurements Using
(millions)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable	Significant Unobservable	Total Gains
Description	Fair value	(Level 1)	Inputs (Level 2)	Inputs (Level 3)	(Losses)
Long-lived assets held and used	$41	$—	$41	$—	$(32)
Business combinations	7	—	7	—	—

Fair Value of Financial Instruments:

The Company’s financial instruments include cash and cash equivalents, marketable securities, accounts receivable, certain investments, accounts payable, borrowings, and derivative contracts. The fair values of cash and cash equivalents, accounts receivable, accounts payable, and short-term borrowings and current portion of long-term debt approximated carrying values because of the short-term nature of these instruments. Available-for-sale marketable securities and investments, in addition to certain derivative instruments, are recorded at fair values as indicated in the preceding disclosures. The Company utilized third-party quotes to estimate fair values for its long-term debt. Information with respect to the carrying amounts and estimated fair values of these financial instruments follow:

	June 30, 2010		December 31, 2009
(Millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, excluding current portion	4,949	5,330	5,097	5,355

The fair values reflected above consider the terms of the related debt absent the impacts of derivative/hedging activity. The carrying amount of long-term debt referenced above is impacted by certain fixed-to-floating interest rate swaps that are designated as fair value hedges and by the designation of fixed rate Eurobond securities issued by the Company as hedging instruments of the Company’s net investment in its European subsidiaries. 3M’s fixed-rate bonds are trading at a premium at June 30, 2010 and December 31, 2009 due to the low interest rates and tightening of 3M’s credit spreads.

NOTE 12.  Commitments and Contingencies

Legal Proceedings:

The Company and some of its subsidiaries are involved in numerous claims and lawsuits, principally in the United States, and regulatory proceedings worldwide. These include various products liability (involving products that the Company now or formerly manufactured and sold), intellectual property, and commercial claims and lawsuits, including those brought under antitrust laws, and environmental proceedings. The following sections first describe the significant legal proceedings in which the Company is involved, and then describe the liabilities and associated insurance receivables the Company has accrued relating to its significant legal proceedings. Unless otherwise stated, the Company is vigorously defending all such litigation.  Additional information can be found in Note 14 “Commitments and Contingencies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as updated by our Current Report on Form 8-K dated May 17, 2010, including information about the Company’s process for establishing and disclosing accruals and insurance receivables.

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

Employment Litigation

Whitaker lawsuit: As previously reported, in December, 2004, one current and one former employee of the Company filed a purported class action in the District Court of Ramsey County, Minnesota, seeking to represent a class of all current and certain former salaried employees employed by the Company in Minnesota below a certain salary grade who were age 46 or older at any time during the applicable period to be determined by the Court (the “Whitaker” lawsuit). The complaint alleges the plaintiffs suffered various forms of employment discrimination on the basis of age in violation of the Minnesota Human Rights Act and seeks injunctive relief, unspecified compensatory damages (which they seek to treble under the statute), including back and front pay, punitive damages (limited by statute to $8,500 per claimant) and attorneys’ fees. In January 2006, the plaintiffs filed a motion to join four additional named plaintiffs. This motion was unopposed by the Company and the four plaintiffs were joined in the case, although one claim has been dismissed following an individual settlement. A class certification hearing was held in December 2007. On April 11, 2008, the Court granted the plaintiffs’ motion to certify the case as a class action and defined the class as all persons who were 46 or older when employed by 3M in Minnesota in a salaried exempt position below a certain salary grade at any time on or after May 10, 2003, and who did not sign a document on their last day of employment purporting to release claims arising out of their employment with 3M.  On April 28, 2009, the Minnesota Court of Appeals reversed the District Court’s class certification decision. The Court of Appeals found that the District Court had not required plaintiffs to meet the proper legal standards for certification of a class under Minnesota law and had deferred resolving certain factual disputes that were relevant to the class certification requirements. The Court of Appeals remanded the case to the District Court for further proceedings in line with the evidentiary standards defined in its opinion. At a hearing on May 5 and 6, 2010, the trial court took expert testimony on the class certification issue and later this year will issue a new decision on whether the case should proceed as a class action.

Garcia lawsuit: The Company was served on May 7, 2009 with a purported class action/collective action age discrimination lawsuit, which was filed in United States District Court for the Northern District of California, San Jose Division (the “Garcia lawsuit”). Five former and one current employee of the Company are seeking to represent all current and former salaried employees employed by the Company in the United States during the liability period, which plaintiffs define as 2001 to the present. In addition to the six named plaintiffs, 91 other current or former employees have signed “opt-in” forms, seeking to join the action.  Since initially opting in, four such employees have decided to withdraw their joinders in the case, leaving 87 who have opted in.  This number is likely to change again as the case progresses. The Garcia lawsuit expressly excludes those persons encompassed within the proposed class in the Whitaker lawsuit.  The same counsel, joined by additional California counsel for the Garcia lawsuit, represents the plaintiffs in both cases.

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

Respirator Mask/Asbestos Litigation

As of June 30, 2010, the Company is a named defendant, with multiple co-defendants, in numerous lawsuits in various courts that purport to represent approximately 2,278 individual claimants, down from the approximately 2,510 individual claimants with actions pending at December 31, 2009.

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

The Company’s current volume of new and pending matters is substantially lower than its historical experience. The Company expects that filing of claims by unimpaired claimants in the future will continue to be at much lower levels than in the past. Accordingly, the number of claims alleging more serious injuries, including mesothelioma and other malignancies, while remaining relatively constant and consistent with historical experience, will represent a greater percentage of total claims than in the past. The Company has demonstrated in past trial proceedings that its respiratory protection products are effective as claimed when used in the intended manner and in the intended circumstances. Consequently the Company believes that claimants are unable to establish that their medical conditions, even if significant, are attributable to the Company’s respiratory protection products. Nonetheless the Company’s litigation experience indicates that claims of persons with malignant conditions are costlier to resolve than the claims of unimpaired persons, and it therefore believes the average cost of resolving pending and future claims on a per-claim basis will continue to be higher than it experienced in prior periods when the vast majority of claims were asserted by the unimpaired.

Respirator Mask/Asbestos Litigation — Aearo Technologies

On April 1, 2008, a subsidiary of the Company purchased the stock of Aearo Holding Corp., the parent of Aearo Technologies (“Aearo”).  Aearo manufactures and sells various products, including personal protection equipment, such as eye, ear, head, face, fall and certain respiratory protection products.

As of June 30, 2010, Aearo and/or other companies that previously owned and operated Aearo’s respirator business (American Optical Corporation, Warner-Lambert LLC, AO Corp. and Cabot Corporation (“Cabot”)) are named defendants, with multiple co-defendants, sometimes including the Company, in numerous lawsuits in various courts in which plaintiffs allege use of mask and respirator products and seek damages from Aearo and other defendants for alleged personal injury from workplace exposures to asbestos, silica-related, or other occupational dusts found in products manufactured by other defendants or generally in the workplace.

As of June 30, 2010, the Company, through its Aearo subsidiary, has recorded $33 million as an estimate of the probable liabilities for product liabilities and defense costs related to current and future Aearo-related asbestos and silica-related claims. Responsibility for legal costs, as well as for settlements and judgments, is currently shared in an informal arrangement among Aearo, Cabot, American Optical Corporation and a subsidiary of Warner Lambert and their insurers (the “Payor Group”). Liability is allocated among the parties based on the number of years each company sold respiratory products under the “AO Safety” brand and/or owned the AO Safety Division of American Optical Corporation and the alleged years of exposure of the individual plaintiff.  Aearo’s share of the contingent liability is further limited by an agreement entered into between Aearo and Cabot on July 11, 1995. This agreement provides that, so long as Aearo pays to Cabot an annual fee of $400,000, Cabot will retain responsibility and liability for, and indemnify Aearo against, asbestos and silica-related product liability claims for respirators manufactured prior to July 11, 1995.  Because the date of manufacture for a particular respirator allegedly used in the past is often difficult to determine, Aearo and Cabot have applied the agreement to claims arising out of the alleged use of respirators while exposed to asbestos or silica or products containing asbestos or silica prior to January 1, 1997. With these arrangements in place, Aearo’s potential liability is limited to exposures alleged to have arisen from the use of respirators while exposed to asbestos, silica or other occupational dusts on or after January 1, 1997.

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

Regulatory Activities: As previously reported, the Company has been voluntarily cooperating with ongoing reviews by local, state, national (primarily the U.S. Environmental Protection Agency (EPA)), and international agencies of possible environmental and health effects of various perfluorinated compounds (“PFCs”), including perfluorooctanyl compounds

(perflurooctanoic acid or “PFOA” and perfluorooctane sulfonate or “PFOS”). As a result of its phase-out decision in May 2000, the Company no longer manufactures perfluorooctanyl compounds, and through changes to its manufacturing process at the end of 2008, no longer uses such compounds in its manufacturing process.

Regulatory activities concerning PFOA and/or PFOS continue in Europe and elsewhere, and before certain international bodies. These activities include gathering of exposure and use information, risk assessment, and consideration of regulatory approaches.

In late 2008 and early 2009, the EPA implemented testing of private wells and soils at certain agricultural sites in Alabama where wastewater treatment sludge was applied from a local wastewater treatment plant that received wastewater from numerous industrial sources.  In this same timeframe, the EPA also issued provisional health advisory values for PFOA of 0.4 ppb and PFOS of 0.2 ppb.  The EPA currently believes that these levels are protective of drinking water supplies for a lifetime of consumption and is working with local industry, including 3M, to continue testing municipal and private wells in the area.  EPA’s testing of public drinking water supplies in Lawrence and Morgan Counties indicate that the levels of PFOA and PFOS are well below the provisional health advisories. 3M and other companies have completed the survey of properties near the sites where wastewater treatment sludge was applied to determine if any further private drinking water wells are present and will continue to monitor for another quarter those few wells that showed levels of PFOS or PFOA above detection levels but below the EPA’s provisional health advisory levels.  If any private wells are found to exceed the EPA’s provisional health advisory levels, 3M and the other companies will provide alternative water supplies.

The Company continues to work with the Minnesota Pollution Control Agency (MPCA) pursuant to the terms of the previously disclosed May 2007 Settlement Agreement and Consent Order to address the presence of perfluorinated compounds in the soil and groundwater at former disposal sites in Washington County Minnesota and at the Company’s manufacturing facility at Cottage Grove Minnesota. Under this agreement, the Company’s principal obligations include (i) evaluation of releases of perfluoronated compounds from these sites and proposing response actions; (ii) providing alternative drinking water if and when an Health Based Value (“HBV”) or Health Risk Limit (“HRL”) (i.e., the amount of a chemical in drinking water determined by the Minnesota Department of Health to be safe for people to drink for a lifetime) is exceeded for any perfluoronated compounds as a result of contamination from these sites; (iii) remediation of any source of other PFCs at these sites that is not controlled by actions to remediate PFOA and PFOS; and (iv) sharing information with the MPCA about perfluoronated compounds. During 2008, the MPCA issued formal decisions adopting remedial options for the former disposal sites in Washington County Minnesota (Oakdale and Woodbury).  In August 2009, the MPCA issued a formal decision adopting remedial options for the Company’s Cottage Grove manufacturing facility.  At each location the remedial options were among those recommended by the Company.

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

Please refer to the “Other environmental liabilities” in the table in the following section, “Accrued Liabilities and Insurance Receivables Related to Legal Proceedings” for information on the balance of the reserve established to implement the Settlement Agreement and Consent Order with the MPCA, the remedial action agreement with ADEM, and to address trace amounts of perfluorinated compounds in drinking water sources in the Cities of Oakdale and Lake Elmo, Minnesota, as well as presence in the soil and groundwater at the Company’s manufacturing facilities in Decatur, Alabama, and Cottage Grove, Minnesota, and at two former disposal sites in Minnesota.

The Company cannot predict what regulatory actions arising from the foregoing proceedings and activities, if any, may be taken regarding such compounds or the consequences of any such actions.

In March 2010, the Wisconsin Department of Justice notified the Company that it is seeking $270,000 in penalties for alleged past violations of the Wisconsin Air Management regulations at the Company’s manufacturing facility in Prairie du Chien, Wisconsin.  In July 2010 the Company and the State of Wisconsin reached a settlement of the matter by the Company paying a $150,000 penalty and agreeing to implement two environmental projects at its manufacturing facility.

Litigation: As previously reported, a former employee filed a purported class action lawsuit in 2002 in the Circuit Court of Morgan County, Alabama, involving perfluorooctanyl chemistry, alleging that the plaintiffs suffered fear, increased risk, subclinical injuries, and property damage from exposure to perfluorooctanyl chemistry at or near the Company’s Decatur, Alabama, manufacturing facility. The Circuit Court in 2005 granted the Company’s motion to dismiss the named plaintiff’s personal injury-related claims on the basis that such claims are barred by the exclusivity provisions of the state’s Workers Compensation Act. The plaintiffs’ counsel filed an amended complaint in November 2006, limiting the case to property damage claims on behalf of a purported class of residents and property owners in the vicinity of the Decatur plant. Discovery on issues related to whether the case should proceed as a class action is underway.

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

In February 2009, a resident of Franklin County, Alabama, filed a purported class action lawsuit in the Circuit Court of Franklin County seeking compensatory damages and injunctive relief based on the application by the Decatur wastewater treatment plant of wastewater treatment sludge to farmland and grasslands in the state that allegedly contain PFOA, PFOS and other perfluorochemicals. The named defendants in the case include 3M, Dyneon LLC, Daikin America, Inc., Synagro-WWT, Inc., Synagro South, LLC and Biological Processors of America.  The named plaintiff seeks to represent a class of all persons within the State of Alabama, Inc. who, within the past six years, have had PFOA, PFOS and other perfluorochemicals released or deposited on their property.  The defendants challenged venue in Franklin County, arguing that the plaintiff had no connections to that county and asking that it be transferred to Morgan County, where the other cases are filed.  The trial court found venue was proper in a different, adjoining county. Following a successful appeal to the Alabama Supreme Court, the case has been transferred to Morgan County. Pursuant to a motion filed by the defendants, this case also has been abated, or stayed, pending the outcome in the first case filed in Morgan County, in 2002.  Again, no activity is expected in this case unless and until the stay is lifted.

In July 2009, the Emerald Coast Utilities Authority in Florida filed a lawsuit against the Company, E.I. DuPont de Nemours and Company, Solutia, Inc., and Fire Ram International, Inc. in the Escambia County Circuit Court alleging contamination of public drinking water wells from PFOA and PFOS and seeking to recover costs related to investigation, treatment, remediation and monitoring of alleged PFOA and PFOS contamination of its wells.  The Company, joined by the other defendants, removed the lawsuit to the U. S. District Court for the Northern District of Florida.  On November 19, 2009 the District Court denied the plaintiff’s motion to remand the case to state court, finding that plaintiff’s joinder of the only Florida defendant, Fire Ram International, Inc., was fraudulent.  The District Court subsequently denied the plaintiff’s motion for leave to file an amended complaint on grounds of timeliness. On April 29, 2010, the defendants argued motions for summary judgment, seeking dismissal of the case on various legal grounds.  The Court has this matter under advisement and will issue a decision in coming months.  In the meantime, there is no activity in the case.

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

Accrued Liabilities and Insurance Receivables Related to Legal Proceedings

The following table shows the major categories of significant legal matters — respirator/mask/asbestos litigation, environmental remediation and other environmental liabilities — for which the Company has been able to estimate its probable liability and for which the Company has taken reserves and the related insurance receivables:

Liability and Receivable Balances	June 30,	Dec. 31,
(Millions)	2010	2009

Respirator mask/asbestos liabilities	$127	$138
Respirator mask/asbestos insurance receivables	118	143

Environmental remediation liabilities	$28	$31
Environmental remediation insurance receivables	15	15

Other environmental liabilities	$108	$117

The Company does not believe that there is any single best estimate of the respirator/mask/asbestos liability, the environmental remediation or the other environmental liabilities shown above.

In addition to the major categories summarized in the table, the Company from time-to-time records reserves with respect to certain other claims or proceedings. For legal matters for which the Company has recorded reserves, the Company cannot reliably estimate the amount or range of amounts by which those liabilities may exceed the reserves the Company has established. For those significant pending legal proceedings for which the Company has not accrued a reserve, the Company has determined that liability is not probable or the amount of the liability is not estimable, or both, and the Company is unable to estimate the possible loss or range of loss at this time.

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

NOTE 13. Stock-Based Compensation

In May 2008, shareholders approved 35 million shares for issuance under the “3M 2008 Long-Term Incentive Plan”, which replaced and succeeded the 2005 Management Stock Ownership Program (MSOP), the 3M Performance Unit Plan, and the 1992 Directors Stock Ownership Program. In May 2010, shareholders approved an additional 29 million shares for issuance under the 2008 Plan, increasing the number of approved shares from 35 million to 64 million shares. Shares under this plan may be issued in the form of Incentive Stock Options, Nonqualified Stock Options, Progressive Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Other Stock Awards, and Performance Units and Performance Shares. Awards denominated in shares of common stock other than options and Stock Appreciation Rights, per the 2008 Plan, count against the 64 million share limit as 3.38 shares for every one share covered by such award (for full value awards with grant dates prior to May 11, 2010), or as 2.87 shares for every one share covered by such award (for full value awards with grant dates of May 11, 2010, or later). The remaining total shares available for grant under the 2008 Long Term Incentive Plan Program are 33,344,347 as of June 30, 2010.

In 2009, the Company changed the timing of its annual stock option and restricted stock unit grant dates from May to February, in order to provide a stronger and more immediate link between the performance of individuals during the preceding year and the size of their annual stock option grants. In 2008 and prior, the Company issued options to eligible employees annually in May using the closing stock price on the grant date, which was the date of the Annual Stockholders’ Meeting. Accounting rules require recognition of expense under a non-substantive vesting period approach, requiring compensation expense recognition when an employee is eligible to retire. 3M employees in the United States are eligible to retire at age 55 and after having completed five years of service. Stock-based compensation award expense for this retiree-eligible population has ranged from 25 to 30 percent of the total annual grant stock-based compensation award expense.

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

	Three months ended		Six months ended
	June 30,		June 30,
(Millions)	2010	2009	2010	2009
Cost of sales	$6	$9	$20	$24
Selling, general and administrative expenses	47	33	129	86
Research, development and related expenses	6	7	22	22

Stock-based compensation expenses	$59	$49	$171	$132

Income tax benefits	$(19)	$(15)	$(55)	$(43)

Stock-based compensation expenses, net of tax	$40	$34	$116	$89

The following table summarizes stock option activity during the six months ended June 30, 2010:

Stock Option Program

			Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic Value
	Options	Price*	Life* (months)	(millions)
Under option —
January 1	74,268,165	$72.39
Granted
Annual	5,788,508	78.79
Progressive (Reload)	63,490	85.86
Other	19,575	81.06
Exercised	(6,042,914)	55.62
Canceled	(169,243)	68.42
June 30	73,927,581	$74.29	61	$527
Options exercisable
June 30	61,735,375	$75.21	51	$411

*Weighted average

As of June 30, 2010, there was $98 million of compensation expense that has yet to be recognized related to non-vested stock option based awards. This expense is expected to be recognized over the remaining vesting period with a weighted-average life of 2.0 years. The total intrinsic values of stock options exercised was $180 million and $32 million during the six-month periods ended June 30, 2010 and 2009, respectively. Cash received from options exercised was $336 million and $181 million for the six months ended June 30, 2010 and 2009, respectively. The Company’s actual tax benefits realized for the tax deductions related to the exercise of employee stock options were $52 million and $10 million for the six months ended June 30, 2010 and 2009, respectively. Capitalized stock-based compensation amounts were not material at June 30, 2010.

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

Restricted stock unit grants generally vest at the end of three years. The one-time “buyout” restricted stock unit grant in 2007 vests at the end of five years. The following table summarizes restricted stock and restricted stock unit activity during the six months ended June 30, 2010:

Restricted Stock and Restricted Stock Units	Number of Awards	Grant Date Fair Value*
Nonvested balance —
As of January 1	4,379,480	$68.85
Granted
Annual	902,550	78.81
Performance shares	592,374	74.09
Other	411,207	78.96
Vested	(789,283)	79.44
Forfeited	(27,831)	69.57
As of June 30	5,468,497	$70.29

*Weighted average

As of June 30, 2010, there was $144 million of compensation expense that has yet to be recognized related to non-vested restricted stock and restricted stock units. This expense is expected to be recognized over the remaining vesting period with a weighted-average life of 1.8 years. The total fair value of restricted stock and restricted stock units that vested during the six month period ended June 30, 2010 was $60 million and for the six month period ended June 30, 2009 was $3 million.

Restricted stock units granted under the “3M 2008 Long-Term Incentive Plan” generally vest three years following the grant date assuming continued employment. Beginning in 2009, dividend equivalents equal to the dividends payable on the same number of shares of 3M common stock accrue on these restricted stock units during the vesting period, although no dividend equivalents are paid on any of these restricted stock units that are forfeited prior to the vesting date. Since the rights to dividends are forfeitable, there is no impact on basic earnings per share calculations. Weighted average restricted stock unit shares outstanding are included in the computation of diluted earnings per share.

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

The financial information presented herein reflects the impact of all of the preceding segment structure changes for all periods presented.

Business Segment Information	Three months ended		Six months ended
	June 30,		June 30,
(Millions)	2010	2009	2010	2009

Net Sales
Industrial and Transportation	$2,160	$1,751	$4,233	$3,354
Health Care	1,113	1,065	2,230	2,062
Consumer and Office	954	866	1,866	1,661
Display and Graphics	1,047	808	1,916	1,419
Safety, Security and Protection Services	842	769	1,651	1,441
Electro and Communications	726	551	1,391	1,031
Corporate and Unallocated	2	4	7	8
Elimination of Dual Credit	(113)	(95)	(215)	(168)
Total Company	$6,731	$5,719	$13,079	$10,808

Operating Income
Industrial and Transportation	$476	$287	$930	$462
Health Care	344	329	691	636
Consumer and Office	211	197	430	362
Display and Graphics	308	183	520	243
Safety, Security and Protection Services	197	181	378	305
Electro and Communications	165	67	302	88
Corporate and Unallocated	(80)	(32)	(163)	(65)
Elimination of Dual Credit	(25)	(21)	(47)	(37)
Total Company	$1,596	$1,191	$3,041	$1,994

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM*

To the Stockholders and Board of Directors of 3M Company:

We have reviewed the accompanying consolidated balance sheet of 3M Company and its subsidiaries as of June 30, 2010, and the related consolidated statements of income for the three-month and six-month periods ended June 30, 2010 and 2009 and the consolidated statement of cash flows for the six-month periods ended June 30, 2010 and 2009. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2009, and the related consolidated statements of income, of changes in stockholders’ equity and comprehensive income, and of cash flows for the year then ended (not presented herein), and in our report dated February 16, 2010, except with respect to our opinion on the consolidated financial statements insofar as it relates to the effects of the segment realignments discussed in Notes 3 and 17 as to which the date is May 17, 2010, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2009, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Minneapolis, Minnesota

August 4, 2010

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

Second-quarter 2010 sales increased 17.7 percent to $6.7 billion, driven by organic volume growth of 17.8 percent. Sales increased in all business segments and geographic regions. Acquisition benefits of 0.7 percent were largely offset by selling price declines of 0.6 percent, while translation and divestiture impacts were minimal. Sales growth was led by a 42 percent increase in Asia Pacific and 23 percent increase in Latin America. 3M experienced strong growth in some large end-markets, including 61 percent growth in electronics and 49 percent growth in automotive OEM.

Second-quarter organic volume increased 38 percent in Asia Pacific, 22 percent in Latin America, 11 percent in Europe and 9 percent in the United States. From a business perspective, sales growth was led by a 32 percent increase in Electro and Communications, 30 percent in Display and Graphics, and 23 percent in Industrial and Transportation. Sequentially, worldwide sales also increased 6 percent when compared to the first quarter of 2010.

Sales in the first six months of 2010 increased 21 percent to $13.1 billion, with all business segments and major geographic areas showing improvement. Sales growth was strongest in emerging economies, led by developing Asia. Sales globally were helped by improved market penetration and new product flow along with significant growth in important end-markets such as electronics and automotive OEM. In addition, 3M continues to invest in high-growth programs and to drive growth in adjacent market spaces. These efforts, combined with an improving economic backdrop, helped drive 3M’s first-half growth in sales, income and operating cash flows.

Year-on-year sales growth comparisons will become more difficult in the second half of 2010, as global economic conditions began improving in the second half of 2009. However, 3M expects to continue to generate solid organic sales volume growth in excess of economic growth.

The first quarter of 2010 includes a one-time, non-cash income tax charge of $84 million, or 11 cents per diluted share, resulting from the March 2010 enactment of the Patient Protection and Affordable Care Act, including modifications made in the Health Care and Education Reconciliation Act of 2010. Refer to the special items discussion at the end of this overview section for more detail.

3M has been aggressively restructuring the company since early 2008 and continued this effort through the third quarter of 2009, with these restructuring actions and exit activities in the aggregate resulting in a reduction of approximately 6,400 positions. These actions resulted in 2009 total year savings of almost $400 million, with estimated additional incremental savings of more than $150 million in 2010, with the majority of this benefit in the first half of 2010. In addition, 3M amended its policy regarding banked vacation in 2009, which added more than $100 million to operating income in 2009, with a remaining slightly lower benefit expected in 2010. The related net restructuring charges and other special items reduced net income attributable to 3M for year 2009 by $119 million, or $0.17 per diluted share, of which $45 million, or $0.07 per diluted share, was recorded in the first quarter of 2009, and $60 million, or $0.08 per diluted share, was recorded in the second quarter of 2009. Refer to the special items discussion at the end of this overview section for more detail.

Net income attributable to 3M in the second quarter of 2010 was $1.121 billion, or $1.54 per diluted shares. Including the preceding special items, this compares to $783 million, or $1.12 per diluted share, in the second quarter of 2009. Including the preceding special items, net income attributable to 3M in the first six months of 2010 was $2.051 billion, or $2.83 per diluted share, compared to $1.301 billion or $1.86 per diluted share, in the first six months of 2009.

In the second quarter of 2010, each of 3M’s six business segments posted strong sales growth, ranging from 5 to 32 percent, in addition to having operating income margins of 22 percent or more. The following table contains sales and operating income results by business segment for the three months ended June 30, 2010 and 2009.

	Three months ended June 30
	2010		2009		% change
	Net	Oper.	Net	Oper.	Net	Oper.
(Millions)	Sales	Income	Sales	Income	Sales	Income

Industrial and Transportation	$2,160	$476	$1,751	$287	23.3%	65.6%
Health Care	1,113	344	1,065	329	4.5%	4.5%
Consumer and Office	954	211	866	197	10.1%	6.9%
Display and Graphics	1,047	308	808	183	29.5%	68.6%
Safety, Security and Protection Services	842	197	769	181	9.5%	8.8%
Electro and Communications	726	165	551	67	31.8%	147.5%
Corporate and Unallocated	2	(80)	4	(32)	N/A	N/A
Elimination of Dual Credit	(113)	(25)	(95)	(21)	N/A	N/A
Total Company	$6,731	$1,596	$5,719	$1,191	17.7%	34.0%

Sales in the second quarter of 2010 increased 17.7, as every business segment experienced solid growth. Sales growth was led by Electro and Communications at 32 percent, Display and Graphics at 30 percent, and Industrial and Transportation at 23 percent. Sales growth in these business segments was led by those businesses that serve consumer electronics and automotive OEM, as well as businesses serving the broad industrial manufacturing sector, such as industrial adhesives and tapes. Local-currency sales (which includes volume, selling price and acquisition impacts, but excludes divestiture and translation impacts) increased 17.9 percent. Foreign currency and divestiture impacts were minimal. Operating income margins for the three months ended June 30, 2010 were 23.7 percent, compared to 20.8 percent in the second quarter of 2009. Refer to the section entitled “Performance by Business Segment” later in MD&A for a more detailed discussion of the results of the respective segments. Refer to Note 14 for discussion of Corporate and Unallocated and Elimination of Dual Credit.

3M generated $2.220 billion of operating cash flows for the six months ended June 30, 2010, compared to $2.161 billion for the six months ended June 30, 2009. Refer to the section entitled “Cash Flows from Operating Activities” later in the MD&A for a discussion of items impacting cash flows. In February 2007, 3M’s Board of Directors authorized a two-year share repurchase of up to $7.0 billion for the period from February 12, 2007 to February 28, 2009. In February 2009, 3M’s Board of Directors extended this share repurchase authorization until the remaining amount is fully utilized. 3M resumed significant stock repurchases from its Board authorization in the second quarter of 2010, with purchases under this authorization totaling $370 million for the first six months of 2010. As of June 30, 2010, approximately $2.2 billion remained available for future purchases. In February 2010, 3M’s Board of Directors authorized a dividend increase of 2.9 percent for 2010, marking the 52nd consecutive year of dividend increases for 3M. 3M’s debt to total capital ratio (total capital defined as debt plus equity) at June 30, 2010 was 28 percent, compared to 30 percent at December 31, 2009. 3M currently has an AA- credit rating with a stable outlook from Standard & Poor’s and an Aa2 credit rating with a stable outlook from Moody’s Investors Service. In addition to cash on hand, the Company has sufficient access to capital markets to meet currently anticipated growth and acquisition investment funding needs.

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

RESULTS OF OPERATIONS

Percent change information compares the second quarter or first six months of 2010 with the same period last year, unless otherwise indicated.

Net Sales:

	Three months ended
	June 30, 2010
	United States	Asia Pacific	Europe, Middle East and Africa	Latin America/ Canada	Worldwide
Net sales (millions)	$2,375	$2,088	$1,533	$735	$6,731
% of worldwide sales	35.3%	31.0%	22.8%	10.9%	100.0%
Components of net sales change:
Volume — organic	8.6%	38.3%	10.9%	17.4%	17.8%
Price	—	(2.2)	—	(0.3)	(0.6)
Organic local-currency sales	8.6	36.1	10.9	17.1	17.2
Acquisitions	0.8	1.1	—	0.8	0.7
Local-currency sales	9.4	37.2	10.9	17.9	17.9
Divestitures	—	—	(0.4)	—	(0.1)
Translation	—	4.6	(6.3)	3.3	(0.1)
Total sales change	9.4%	41.8%	4.2%	21.2%	17.7%

Sales in the second quarter of 2010 increased 17.7 percent, with broad-based geographic area growth led by Asia Pacific and the combined Latin America/Canada region. A number of factors contributed to the 17.8 percent organic sales volume growth rate in the second quarter of 2010. While 3M benefited from an improvement in the economy, as worldwide IPI (Industrial Production Index) grew year-on-year, 3M estimates its organic volume growth was nearly twice the rate of global IPI. 3M believes it is gaining market penetration and growing market share, helped by new products and technologies. Selling prices decreased 0.6 percent in the second quarter and acquisitions added 0.7 percent to growth. Acquisition growth was primarily attributable to the July 2009 acquisition of ACE® and related brands and the April 2010 acquisition of the A-One branded label business and related operations, both within 3M’s Consumer and Office business segment. Foreign currency impacts had a minimal impact on second-quarter sales growth.

Geographically, organic volumes improved 38.3 percent in Asia Pacific, 17.4 percent in the combined Latin America/Canada region, 10.9 percent in Europe, and 8.6 percent in the United States. 3M experienced strong growth in electronics and automotive OEM. Selling prices were flat in the United States, and decreased 0.3 percent in the combined Latin America and Canada region. Selling prices declined by 2.2 percent in Asia Pacific, which was largely due to normal price-down trends within 3M’s electronic-related businesses.

	Six months ended
	June 30, 2010
	United States	Asia Pacific	Europe, Middle East and Africa	Latin America/ Canada	Worldwide
Net sales (millions)	$4,557	$4,022	$3,094	$1,406	$13,079
% of worldwide sales	34.8%	30.7%	23.7%	10.8%	100.0%
Components of net sales change:
Volume — organic	9.7%	42.3%	10.0%	14.5%	18.4%
Price	—	(1.6)	—	1.4	(0.2)
Organic local-currency sales	9.7	40.7	10.0	15.9	18.2
Acquisitions	0.8	0.6	—	0.9	0.6
Local-currency sales	10.5	41.3	10.0	16.8	18.8
Divestitures	—	—	(0.4)	—	(0.1)
Translation	—	6.2	0.2	6.6	2.3
Total sales change	10.5%	47.5%	9.8%	23.4%	21.0%

Worldwide sales in the first six months of 2010 increased 21.0 percent, driven by organic volume growth of 18.4 percent. Worldwide local-currency sales were led by Display and Graphics, Electro and Communications, and Industrial and Transportation. In the United States, local-currency sales increased 10.5 percent. International local-currency sales increased 41.3 percent in Asia Pacific, 16.8 percent in the combined Latin America/Canada region, and 10.0 percent in Europe.

Operating Expenses:

	Three months ended			Six months ended
	June 30			June 30
(Percent of net sales)	2010	2009	Change	2010	2009	Change
Cost of sales	51.0%	52.1%	(1.1)%	51.1%	53.2%	(2.1)%
Selling, general and administrative expenses	20.1	21.7	(1.6)	20.4	22.5	(2.1)
Research, development and related expenses	5.2	5.4	(0.2)	5.3	5.9	(0.6)
Operating income	23.7%	20.8%	2.9%	23.2%	18.4%	4.8%

Cost of sales includes manufacturing, engineering and freight costs. Cost of sales, measured as a percent of net sales, was 51.0 percent in the second quarter of 2010, a decrease of 1.1 percentage points from the same quarter last year. A number of positive factors impacted year-on-year results. These factors included 18 percent growth in organic sales volume and improved factory utilization levels, along with cost savings related to prior years’ restructuring actions. In addition, as discussed in Note 4 (Restructuring Actions and Exit Activities), in the second quarter of 2009, 3M recorded $116 million in restructuring charges, of which $68 million was recorded in cost of sales. This was partially offset by a $15 million gain on sale of a New Jersey roofing granule facility, which was also recorded in cost of sales. This net expense of $53 million negatively impacted second-quarter 2009 cost of sales by 1.0 percentage point. These year-on-year benefits more than offset some modest pricing impacts, both in terms of selling prices, which declined 0.6 percent, and raw materials, which increased approximately 3 percent year-on-year on a gross basis.

Cost of sales in the first six months of 2010, measured as a percent of net sales, decreased 2.1 percentage points, helped by growth in organic sales volume, improved factory utilization levels, along with cost savings related to prior years’ restructuring actions. In addition, the first six months of 2009 included a penalty of 0.7 percentage points related to special items. As discussed in Note 4 (Restructuring Actions and Exit Activities), in the first six months of 2009, 3M recorded $183 million in restructuring charges, of which $85 million was recorded in cost of sales. This was partially offset by a $15 million gain on sale of a New Jersey roofing granule facility, which was also recorded in cost of sales. Lastly, 3M decided to swap Venezuelan bolivars into U.S. dollars in 2009, given the economic conditions in Venezuela at that time, which also negatively impacted cost of sales in 2009.

Selling, general and administrative (SG&A) expenses increased 9 percent in the second quarter and 10 percent in the first six months. In the second quarter, sales and marketing investments increased approximately 15 percent, which included a nearly 30 percent year-on-year increase in advertising and promotion investments. 3M also invested in sales representatives and new marketing talent, particularly in high-growth developing economies. General and administrative costs remained under good control. SG&A expenses, measured as a percent of net sales, decreased 1.6 percentage points in the second quarter and decreased 2.1 percentage points in the first six months compared to the same periods in 2009. As indicated in Note 4, restructuring expenses of $44 million and $91 million, respectively, were recorded in SG&A expenses in the second quarter and first six months of 2009. Measured as a percent of sales, these restructuring expenses increased the second-quarter and first six months of 2009 SG&A expenses by 0.7 percentage points and 0.8 percentage points, respectively.

Research, development and related (R&D) expenses increased 13 percent in the second quarter and increased 9 percent in the first six months, as 3M has continued to support its key growth initiatives. R&D expenses, measured as a percent of net sales, totaled 5.2 percent, a decrease of 0.2 percentage points from the same quarter last year. As indicated in Note 4, $4 million in restructuring expenses was recorded in R&D expenses in the second quarter of 2009 and $7 million was recorded in the first six months of 2009.

Operating Income:

3M uses operating income as one of its primary business segment performance measurement tools. Operating income margins were 23.2 percent of sales in the first six months of 2010 compared to 18.4 percent of sales in the first six months of 2009. In the first six months of 2009, restructuring charges, partially offset by the gain on sale of real estate, negatively impacted operating income by $168 million and reduced operating income margins by 1.6 percentage points.

Interest Expense and Income:

	Three months ended		Six months ended
	June 30		June 30
(Millions)	2010	2009	2010	2009
Interest expense	$52	$55	$100	$110
Interest income	(10)	(7)	(16)	(18)
Total	$42	$48	$84	$92

Interest expense was lower for the first three months and six months of 2010 when compared to the same periods last year, primarily due to reductions in U.S. short-term and long-term average debt balances and lower rates on floating rate debt. Interest income increased slightly in the second quarter of 2010, helped by higher cash and marketable securities balances, but is lower year-to-date, primarily due to lower yields on investments.

Provision for Income Taxes:

	Three months ended		Six months ended
	June 30		June 30
(Percent of pre-tax income)	2010	2009	2010	2009
Effective tax rate	26.6%	30.8%	29.1%	30.5%

The effective tax rate for the second quarter of 2010 was 26.6 percent, compared to 30.8 percent during the second quarter of 2009, a decrease of 4.2 percent. The effective tax rate for the first six months of 2010 was 29.1 percent, a decrease of 1.4 percent when compared to the same period in 2009. The most significant item that decreased the effective tax rate in both the second quarter and first six months of 2010 related to international taxes, due primarily to the 2010 tax benefits resulting from the corporate alignment transactions that allowed the Company to increase its ownership of a foreign subsidiary. The transactions are described in the section of Note 5 entitled “Purchase of Subsidiary Shares and Transfers of Ownership Interest Involving Non-Wholly Owned Subsidiaries.”

The year-to-date effective tax rate for 2010 also includes a one-time income tax charge of $84 million as a result of the March 2010 enactment of the Patient Protection and Affordable Care Act, including modifications made in the Health Care and Education Reconciliation Act of 2010, which increased the year-to-date 2010 effective tax rate by 2.8 percent.

Certain other items impacted both second-quarter and first six-month 2010 effective tax rates. Adjustments to income tax reserves benefited year-on-year effective tax rates. In addition, valuation allowances recorded against certain international deferred tax assets resulting from taxable losses, and the lapse of the research and development credit negatively impacted 2010 effective tax rates. Refer to Note 6 for further discussion of income taxes.

The company currently expects that its effective tax rate for total year 2010 will be at 29.5 percent or less. The rate can vary from quarter to quarter due to discrete items, such as the settlement of income tax audits and changes in tax laws, as well as recurring factors, such as the geographic mix of income before taxes.

Noncontrolling Interest:

	Three months ended		Six months ended
	June 30		June 30
(Millions)	2010	2009	2010	2009
Noncontrolling Interest	$19	$9	$44	$21

Net income attributable to noncontrolling interest represents the elimination of the income or loss attributable to non-3M ownership interests in 3M consolidated entities. The increase in net income attributable to noncontrolling interest primarily related to higher net income for Sumitomo 3M Limited, which is 3M’s most significant consolidated entity with non-3M ownership interests (3M owns 75 percent of Sumitomo 3M Limited as of June 30, 2010).

Currency Effects:

3M estimates that year-on-year currency effects, including hedging impacts, increased net income attributable to 3M by approximately $45 million for the for the three months ended June 30, 2010 and increased net income attributable to 3M by approximately $30 million for the six months ended June 30, 2010. This estimate includes the effect of translating profits from local currencies into U.S. dollars; the impact of currency fluctuations on the transfer of goods between 3M operations in the United States and abroad; and transaction gains and losses, including derivative instruments designed to reduce foreign currency exchange rate risks. 3M estimates that year-on-year derivative and other transaction gains and losses decreased net income attributable to 3M by approximately $5 million for the three months ended June 30, 2010 and decreased net income attributable to 3M by approximately $80 million for the six months ended June 30, 2010.

Significant  Accounting Policies:

Information regarding new accounting pronouncements is included in Note 1 to the Consolidated Financial Statements.

3M generally considers local currencies as the functional currencies outside the United States. However, under Accounting Standards Codification (ASC) 830, Foreign Currency Matters, the reporting currency of a foreign entity’s parent is assumed to be that entity’s functional currency when the economic environment of a foreign entity is highly inflationary—generally when its cumulative inflation is approximately 100 percent or more for the three years that precede the beginning of a reporting period. 3M has a subsidiary in Venezuela with operating income representing less than 1.5 percent of 3M’s consolidated operating income for both 2009 and the six-month period ended June 30, 2010. As previously disclosed by the Company in Note 1 to the consolidated financial statements in 3M’s Current Report on Form 8-K dated May 17, 2010, 3M determined that the cumulative inflation rate of Venezuela in November 2009 exceeded 100 percent. Accordingly, the financial statements of the Venezuelan subsidiary were remeasured as if its functional currency were that of its parent beginning January 1, 2010.

Regulations in Venezuela require the purchase and sale of foreign currency to be made at official rates of exchange that are fixed from time to time by the Venezuelan government. Certain laws in the country, however, provided an exemption for the purchase and sale of certain securities and resulted in an indirect “parallel” market through which companies obtained foreign currency without having to purchase it from Venezuela’s Commission for the Administration of Foreign Exchange (CADIVI). In May 2010, the Venezuelan government took control of the previously freely-traded parallel market. The government-controlled rate that emerged under the new Transaction system for Foreign Currency Denominated Securities (SITME) is not as unfavorable as the previous parallel rate in comparison to the official rates. As previously disclosed, as of December 31, 2009 (prior to the change in functional currency of 3M’s Venezuelan subsidiary in January 2010), 3M changed to use of the parallel exchange rate for translation of the financial statements of its Venezuelan subsidiary. Beginning January 1, 2010, as discussed above, the financial statements of the Venezuelan subsidiary are remeasured as if its functional currency were that of its parent. This remeasurement utilized the parallel rate through May 2010 and the SITME rate thereafter.

The Company continues to monitor circumstances relative to its Venezuelan subsidiary. Other factors notwithstanding, the change in functional currency of this subsidiary and associated remeasurement beginning January 1, 2010 as a result of Venezuela’s economic environment would decrease net sales of the Venezuelan subsidiary by approximately two-thirds in 2010 in comparison to 2009 (based on exchange rates at 2009 year-end), but will not otherwise have a material impact on operating income and 3M’s consolidated results of operations.

PERFORMANCE BY BUSINESS SEGMENT

As discussed in Note 14 to the Consolidated Financial Statements, effective in the first quarter of 2010, 3M made certain product moves between its business segments. Segment information for all periods presented has been reclassified to reflect the new segment structure.

Information related to 3M’s business segments for the second quarter and first six months of both 2010 and 2009 is presented in the tables that follow. Organic local-currency sales include both organic volume impacts plus selling price impacts. Acquisition impacts, a component of local currency sales growth, are measured separately for the first twelve months of the acquisition. The divestiture impact, if any, translation impact and total sales change are also provided for each business segment.

Industrial and Transportation Business:

	Three months ended		Six months ended
	June 30		June 30
	2010	2009	2010	2009
Sales (millions)	$2,160	$1,751	$4,233	$3,354
Sales change analysis:
Organic local currency.	23.2%	(18.9)%	23.5%	(21.3)%
Acquisitions	—	3.2	—	3.4
Local currency	23.2	(15.7)	23.5	(17.9)
Translation	0.1	(5.3)	2.7	(6.1)
Total sales change	23.3%	(21.0)%	26.2%	(24.0)%

Operating income (millions)	$476	$287	$930	$462
Percent change	65.6%	(33.8)%	101.2%	(50.2)%
Percent of sales	22.0%	16.4%	22.0%	13.8%

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

Second quarter of 2010:

In the second quarter of 2010, sales in Industrial and Transportation increased 23.3 percent to $2.2 billion. In local-currency terms, sales increased 23.2 percent, driven entirely by organic volume. Foreign currency impacts were minimal. Geographically, local-currency sales growth increased in all major regions, led by Asia Pacific.

Sales growth was broad-based across the portfolio, as every business in this segment posted local-currency sales increases. Local-currency sales grew by 71 percent in the renewable energy business, 45 percent in the automotive OEM business, 28 percent in the abrasives business, and 22 percent in the industrial adhesives and tapes business.

Industrial and Transportation rebounded from sales declines in excess of 20 percent in the second quarter and first six months of 2009. While a pick-up in the economy has helped, this segment has driven growth through new products and has also expanded market share in certain of its businesses. This segment has significantly reduced structural costs in the past two years; thus, the operating leverage gained when sales increase has been quite significant.

Operating income was up 66 percent to $476 million in the second quarter, with operating income margins of 22.0 percent. In the second quarter of 2009, this business segment recorded charges of $45 million related to restructuring actions, with this charge primarily comprised of employee-related liabilities for severance and benefits.

First six months of 2010:

Sales in Industrial and Transportation increased 26.2 percent to $4.2 billion. In local-currency terms, sales increased 23.5 percent, driven entirely by organic volume. Foreign currency impacts added 2.7 percent to first six months sales growth. Geographically, local-currency sales growth increased in all major regions, led by Asia Pacific. Like the second quarter, sales growth was broad-based across the portfolio, led by the renewable energy business, automotive OEM business, abrasives business, and industrial adhesives and tapes business.

Operating income more than doubled to $930 million in the first six months of 2010, with operating income margins of 22.0 percent. In the first six months of 2009, this business segment recorded charges of $68 million related to restructuring actions, with this charge primarily comprised of employee-related liabilities for severance and benefits.

Health Care Business:

	Three months ended		Six months ended
	June 30		June 30
	2010	2009	2010	2009
Sales (millions)	$1,113	$1,065	$2,230	$2,062
Sales change analysis:
Organic local currency	5.7%	0.8%	6.6%	0.4%
Acquisitions	—	1.4	—	1.7
Local currency	5.7	2.2	6.6	2.1
Divestitures	(0.2)	—	(0.2)	—
Translation	(1.0)	(7.1)	1.7	(8.4)
Total sales change	4.5%	(4.9)%	8.1%	(6.3)%

Operating income (millions)	$344	$329	$691	$636
Percent change	4.5%	6.1%	8.7%	0.6%
Percent of sales	30.9%	30.9%	31.0%	30.8%

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

Second quarter of 2010:

Health Care sales were $1.1 billion, up 4.5 percent in dollars and up 5.7 percent in local currency. Foreign currency impacts decreased second quarter sales growth by 1.0 percent. On a geographic basis, all regions posted positive local-currency sales growth, led by Latin America and Canada. Drug delivery systems’ sales local-currency growth exceeded 10 percent. In addition, the skin and wound care, health information systems and oral care businesses grew their local-currency sales in excess of 5 percent. Sales in the infection prevention business were up slightly in local currency.

Operating income increased 4.5 percent to $344 million, and operating income margins were 30.9 percent. Operating income increased in line with sales, reflecting increased investment levels. In the second quarter of 2009, this business segment recorded charges of $15 million related to restructuring actions, with this charge comprised of employee-related liabilities for severance and benefits.

First six months of 2010:

Health Care local-currency sales increased 6.6 percent. Currency impacts increased sales by 1.7 percent. On a geographic basis, all regions posted positive local-currency sales growth, led by Latin America/Canada and Asia Pacific. Local currency sales growth was led by drug delivery systems, skin and wound care, oral care, and infection prevention.

Operating income increased 8.7 percent to $691 million, and operating income margins were 31.0 percent. Health Care recorded charges of $19 million related to restructuring actions in the first six months of 2009, with this charge comprised of employee-related liabilities for severance and benefits.

Consumer and Office Business:

	Three months ended		Six months ended
	June 30		June 30
	2010	2009	2010	2009
Sales (millions)	$954	$866	$1,866	$1,661
Sales change analysis:
Organic local currency	5.2%	(4.3)%	6.6%	(3.6)%
Acquisitions	4.5	1.4	3.6	2.1
Local currency	9.7	(2.9)	10.2	(1.5)
Translation	0.4	(4.9)	2.1	(5.9)
Total sales change	10.1%	(7.8)%	12.3%	(7.4)%

Operating income (millions)	$211	$197	$430	$362
Percent change	6.9%	5.6%	18.7%	1.6%
Percent of sales	22.1%	22.8%	23.0%	21.8%

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

Second quarter of 2010:

Sales in Consumer and Office increased 10.1 percent in the second quarter to $954 million. Local-currency sales increased 9.7 percent, which included 5.2 percent from organic growth and 4.5 percent from acquisitions. Acquisition growth was primarily comprised of the July 2009 acquisition of ACE® and related brands, which sells elastic bandage, supports and thermometer product lines through consumer channels in North America, and the April 2010 acquisition of the A-One branded label business and related operations. A-One is the largest branded label business in Asia and the second largest worldwide. Foreign currency impacts had a minimal impact on second quarter sales growth.

Accelerated investments in advertising and promotion drove strong broad-based sales growth. Sales growth was led by the consumer health care, do-it-yourself, office supplies, and home care businesses. On a geographic basis, local-currency sales grew in all regions, led by Asia Pacific and Latin America.

Consumer and Office operating income increased 6.9 percent to $211 million, with operating income margins of 22.1 percent. In the second quarter of 2009, this business segment recorded charges of $11 million related to restructuring actions, with this charge comprised of employee-related liabilities for severance and benefits.

First six months of 2010:

Sales in Consumer and Office increased 12.3 percent in the first half of 2010 to $1.9 billion. Local-currency sales increased 10.2 percent, which included 6.6 percent from organic growth and 3.6 percent from acquisitions. Acquisition growth was primarily comprised of ACE® and related brands and the A-One branded label business. Foreign currency impacts contributed 2.1 percent to sales growth.

As in the second quarter, year-to-date sales growth was broad-based, led by the consumer health care, home care, office supplies, and do-it-yourself businesses. On a geographic basis, sales increased in all regions, led by Asia Pacific, Latin America and the United States.

Consumer and Office operating income increased 18.7 percent to $430 million, with operating income margins of 23.0 percent. In the first six months of 2009, this business segment recorded charges of $13 million related to restructuring actions, with this charge comprised of employee-related liabilities for severance and benefits.

Display and Graphics Business:

	Three months ended		Six months ended
	June 30		June 30
	2010	2009	2010	2009
Sales (millions)	$1,047	$808	$1,916	$1,419
Sales change analysis:
Organic local currency	29.2%	(5.6)%	33.2%	(17.4)%
Acquisitions	—	4.2	—	3.2
Local currency	29.2	(1.4)	33.2	(14.2)
Translation	0.3	(3.4)	1.9	(3.5)
Total sales change	29.5%	(4.8)%	35.1%	(17.7)%

Operating income (millions)	$308	$183	$520	$243
Percent change	68.6%	(0.6)%	114.3%	(34.8)%
Percent of sales	29.5%	22.7%	27.2%	17.1%

The Display and Graphics segment serves markets that include electronic display, traffic safety and commercial graphics. This segment includes optical film solutions for LCD electronic displays; computer screen filters; reflective sheeting for transportation safety; commercial graphics systems; and projection systems, including mobile display technology and visual systems products.

Second quarter of 2010:

Sales in Display and Graphics were $1.047 billion, up 29.5 percent year-on-year. Sales increased 29.2 percent in local currencies, which was entirely organic. Foreign currency impacts had a minimal impact on sales growth. Sales growth was led by 3M’s optical systems business, where sales were up 64 percent in local currency, as new 3M film solutions for LED-back-lit televisions continue to boost sales. Commercial graphics and mobile interactive solutions also posted strong sales growth. Sales were down slightly in the traffic safety systems business.  Geographically, sales growth was led by Asia Pacific and Latin America.

Operating income in the second quarter of 2010 totaled $308 million, or 29.5 percent of sales. Factory utilization was much improved versus last year’s challenging first half. In the second quarter of 2009, this business segment recorded charges of $18 million related to restructuring actions, with this charge comprised of employee-related liabilities for severance and benefits and fixed asset impairments.

First six months of 2010:

Sales in Display and Graphics were $1.916 billion, up 35.1 percent year-on-year. Sales increased 33.2 percent in local currencies, which was entirely organic. Foreign currency impacts increased sales growth by 1.9 percent. As in the second quarter, sales growth was led by 3M’s optical systems business, where sales were up 78 percent in local currency. Commercial graphics and mobile interactive solutions also posted strong sales growth. Sales were up slightly in the traffic safety systems business. Geographically, sales growth was led by Asia Pacific and Latin America.

Operating income in the first half of 2010 totaled $520 million, or 27.2 percent of sales. In the first six months of 2009, this business segment recorded charges of $24 million related to restructuring actions, with this charge comprised of employee-related liabilities for severance and benefits and fixed asset impairments.

Safety, Security and Protection Services Business:

	Three months ended		Six months ended
	June 30		June 30
	2010	2009	2010	2009
Sales (millions)	$842	$769	$1,651	$1,441
Sales change analysis:
Organic local currency	10.3%	(10.0)%	12.4%	(11.7)%
Acquisitions	—	0.6	—	4.4
Local currency	10.3	(9.4)	12.4	(7.3)
Divestitures	—	(1.1)	—	(1.6)
Translation	(0.8)	(7.7)	2.2	(8.6)
Total sales change	9.5%	(18.2)%	14.6%	(17.5)%

Operating income (millions)	$197	$181	$378	$305
Percent change	8.8%	1.3%	23.9%	(17.9)%
Percent of sales	23.4%	23.6%	22.9%	21.2%

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

Second quarter of 2010:

Safety, Security and Protection Services sales increased 9.5 percent in the first quarter of 2010. Local-currency sales growth was 10.3 percent, and foreign currency effects reduced first-quarter sales by 0.8 percent. Sales growth was led by security systems, roofing granules, and building and commercial services. This segment also experienced good sales growth in the personal protective equipment business, even as H1N1-related respirator sales have tapered off. Broad-based geographic growth was led by Canada, Asia Pacific, Latin America, and the United States.

Operating income for the second quarter of 2010 was $197 million, with a 23.4 percent margin. In the second quarter of 2009, this business segment recorded charges of $12 million related to restructuring actions, with this charge comprised of employee-related liabilities for severance and benefits. This charge was more than offset by a gain of $15 million related to the sale of 3M’s New Jersey roofing granule facility.

First six months of 2010:

Safety, Security and Protection Services sales increased 14.6 percent in the first six months of 2010. Local-currency sales growth was 12.4 percent, and foreign currency effects added 2.2 percent to first half sales. 3M’s personal protection business was the largest contributor to the year-to-date sales increase. Year-to-date sales growth was also strong in security systems, roofing granules, and building and commercial services. Geographically, sales growth was broad-based.

Operating income for the first six months of 2010 was $378 million, with a 23.9 percent margin. In the first six months of 2009, this business segment recorded charges of $16 million related to restructuring actions, with this charge comprised of employee-related liabilities for severance and benefits. This charge was partially offset by a gain of $15 million related to the sale of 3M’s New Jersey roofing granule facility.

Electro and Communications Business:

	Three months ended		Six months ended
	June 30		June 30
	2010	2009	2010	2009
Sales (millions)	$726	$551	$1,391	$1,031
Sales change analysis:
Organic local currency	31.6%	(24.3)%	32.9%	(27.3)%
Acquisitions	—	0.5	—	0.6
Local currency	31.6	(23.8)	32.9	(26.7)
Divestitures	(0.9)	—	(1.0)	—
Translation	1.1	(3.7)	3.1	(4.4)
Total sales change	31.8%	(27.5)%	35.0%	(31.1)%

Operating income (millions)	$165	$67	$302	$88
Percent change	147.5%	(56.3)%	243.0%	(70.8)%
Percent of sales	22.8%	12.1%	21.7%	8.5%

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

Second quarter of 2010:

Electro and Communications sales were $726 million in the second quarter, an increase of 31.8 percent in U.S. dollars and 31.6 percent in local currency. Foreign currency impacts added 1.1 percent to second-quarter sales growth, while divestiture impacts reduced sales by 0.9 percent. Sales expanded in all geographic regions, led by the Asia Pacific area. Consumer electronics led sales growth, as businesses that serve this market posted sales increases of greater than 50 percent year-on-year, and also posted sales increases of 10 percent when compared to the first quarter of 2010. In addition, this business experienced strong sales growth in the electrical markets business. The telecom infrastructure-related business declined slightly year-on-year, but sales grew 9 percent when compared to the first quarter of 2010.

Operating income was $165 million in the second quarter, or 22.8 percent of sales, which was significantly improved versus last year’s second quarter as all businesses delivered year-on-year improvements. Stronger sales and factory utilization were a factor, but an ongoing commitment to productivity, yield improvement and waste reduction were also key contributors. The second quarter of 2009 included charges of $7 million related to restructuring actions, with this charge comprised of employee-related liabilities for severance and benefits.

First six months of 2010:

Electro and Communications sales were $1.4 billion in the first six months of 2010, an increase of 35.0 percent in U.S. dollars and 32.9 percent in local currency. Foreign currency impacts added 3.1 percent to first-half sales growth, while divestiture impacts reduced sales by 1.0 percent. Sales expanded in all geographic regions, led by the Asia Pacific area. Sales growth was led by businesses that supply the consumer electronics and semiconductor industries. 3M also saw strong growth in the electrical markets business. The telecom infrastructure-related business declined slightly year-on-year, but as discussed above, did show improvement in the second quarter when compared to the first quarter.

Operating income was $302 million in the first six months of 2010, or 21.7 percent of sales, which was significantly improved versus last year. The first six months of 2009 included charges of $10 million related to restructuring actions, with this charge comprised of employee-related liabilities for severance and benefits.

FINANCIAL CONDITION AND LIQUIDITY

The strength of 3M’s capital structure and consistency of its cash flows provide 3M reliable access to capital markets. Additionally, the Company generates significant ongoing cash flow. As indicated in the following table, 3M’s net debt at June 30, 2010 totaled $140 million, compared to $1.1 billion at December 31, 2009. At June 30, 2010, 3M had $5.5 billion of cash, cash equivalents, and marketable securities and $5.7 billion of debt. Debt included $4.949 billion of long-term debt, $648 million related to the current portion of long-term debt and other borrowings of $80 million. The current portion of long-term debt included $350 million in Dealer Remarketable Securities, which ultimately matures in December 2010, and approximately $125 million related to a purchase of ownership interest (discussed in Note 8).

The Company’s net debt position is as follows:

	June 30	Dec. 31
(Millions)	2010	2009

Total Debt	$5,677	$5,710
Less: Cash and cash equivalents and marketable securities	5,537	4,609
Net Debt	$140	$1,101

Cash, cash equivalents and marketable securities at June 30, 2010 increased by $928 million when compared to year-end 2009, helped by $2.2 billion of cash flows from operating activities in the first six months of 2010. The Company has sufficient liquidity to meet currently anticipated growth plans, including capital expenditures, working capital investments and acquisitions. The Company does not utilize derivative instruments linked to the Company’s stock. However, the Company does have contingently convertible debt that, if conditions for conversion are met, is convertible into shares of 3M common stock (refer to Note 10 in 3M’s Current Report on Form 8-K dated May 17, 2010, which updated 3M’s 2009 Annual Report on Form 10-K).

The Company’s financial condition and liquidity are strong. Various assets and liabilities, including cash and short-term debt, can fluctuate significantly from month to month depending on short-term liquidity needs. Working capital (defined as current assets minus current liabilities) totaled $7.454 billion at June 30, 2010, compared with $5.898 billion at December 31, 2009, an increase of $1.556 billion, driven by an increase in short-term marketable securities.

Primary short-term liquidity needs are met through U.S. commercial paper and euro commercial paper issuances. The Company maintains a commercial paper program that allows 3M to have a maximum of $3 billion outstanding with a maximum maturity of 397 days from date of issuance. As of June 30, 2010 and December 31, 2009, 3M had no outstanding commercial paper. The Company believes it is unlikely that its access to the commercial paper market will be restricted. Effective April 30, 2007, the Company has a $1.5 billion five-year credit facility, which has provisions for the Company to request an increase of the facility up to $2 billion (at the lenders’ discretion), and providing for up to $150 million in letters of credit. As of June 30, 2010, approximately $131 million was utilized for letters of credit in connection with normal business activities. Debt covenants do not restrict the payment of dividends.

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

The Company currently has an AA- credit rating, with a stable outlook, from Standard & Poor’s and an Aa2 credit rating, with a stable outlook, from Moody’s Investors Service. Failure to maintain the current ratings level would adversely affect the Company’s cost of funds and could adversely affect liquidity and access to capital markets. Under its $1.5 billion five-year credit facility agreement, 3M is required to maintain its EBITDA to Interest Ratio as of the end of each fiscal quarter at not less than 3.0 to 1. This is calculated (as defined in the agreement) as the ratio of consolidated total EBITDA for the four consecutive quarters then ended to total interest expense on all funded debt for the same period. At June 30, 2010, this ratio was approximately 33 to 1.

3M’s strong balance sheet and liquidity provide the Company with significant flexibility to take advantage of numerous opportunities going forward. The Company will continue to invest in its operations to drive growth, including continual review of acquisition opportunities. 3M has a long history of dividend increases. In February 2010, the Board of

Directors increased the quarterly dividend on 3M common stock by 2.9 percent to 52.5 cents per share, equivalent to an annual dividend of $2.10 per share. In February 2007, 3M’s Board of Directors authorized a two-year share repurchase of up to $7.0 billion for the period from February 12, 2007 to February 28, 2009. In February 2009, 3M’s Board of Directors extended this share repurchase authorization until the remaining amount is fully utilized. 3M resumed significant stock repurchases in the second quarter of 2010. At June 30, 2010, the Company has $2.2 billion remaining under this authorization.

For the six months ended June 30, 2010, contributions totaling $98 million were made to the Company’s U.S. and international pension plans and $30 million to its postretirement plans. In 2010, the Company expects to contribute in the range of $500 million to $700 million to its U.S. and international pension and postretirement plans. The Company does not have a required minimum pension contribution obligation for its U.S. plans in 2010. Therefore, the amount of the anticipated discretionary contribution could vary significantly depending on the U.S. qualified plans’ funded status as of the 2010 measurement date and the anticipated tax deductibility of the contribution. Future contributions will also depend on market conditions, interest rates and other factors. 3M believes its strong cash flow and balance sheet will allow it to fund future pension needs without compromising growth opportunities.

The Company uses various working capital measures that place emphasis and focus on certain working capital assets and liabilities. These measures are not defined under U.S. generally accepted accounting principles and may not be computed the same as similarly titled measures used by other companies. One of the primary working capital measures 3M uses is a combined index, which includes accounts receivable, inventory and accounts payable. This combined index (defined as current quarterly net sales multiplied by four, divided by the sum of ending net accounts receivable plus inventory less accounts payable) was 5.4 at June 30, 2010, down from 5.5 at December 31, 2009, but a significant improvement from 4.8 at June 30, 2009. Receivables increased $495 million, or 15 percent, compared with December 31, 2009, with higher June 2010 sales compared to December 2009 sales contributing to this increase. Inventories increased $341 million, or 13 percent, compared with December 31, 2009. While sales increased 18 percent when comparing second-quarter 2010 to second-quarter 2009, ending June year-on-year net accounts receivable balances only increased 8 percent and inventory balances increased 15 percent. The inventory increases are partially attributable to the rapid increase in demand over the past two quarters. Accounts payable increased $303 million compared with December 31, 2009.

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

Cash Flows from Operating Activities:

	Six months ended
	June 30
(Millions)	2010	2009

Net income including noncontrolling interest	$2,095	$1,322
Depreciation and amortization	559	569
Company pension contributions	(98)	(171)
Company postretirement contributions	(30)	(34)
Company pension expense	129	88
Company postretirement expense	26	21
Stock-based compensation expense	171	132
Income taxes (deferred and accrued income taxes)	126	184
Excess tax benefits from stock-based compensation	(36)	—
Accounts receivable	(586)	(222)
Inventories	(428)	447
Accounts payable	243	(76)
Product and other insurance receivables and claims	5	34
Other — net	44	(133)
Net cash provided by operating activities	$2,220	$2,161

Cash flows from operating activities can fluctuate significantly from period to period, as pension funding decisions, tax timing differences and other items can significantly impact cash flows.

In the first six months of 2010, cash flows provided by operating activities increased $59 million compared to the first six months of 2009. The main positive contributions to operating cash flows related to year-on-year increases in net income including noncontrolling interest and improvements from other-net. The category, “Other-net,” in the preceding table reflects changes in other asset and liability accounts. These positive contributions were partially offset by year-on-year working capital increases of $920 million (which includes accounts receivable, inventories and accounts payable). These working capital increases were partially attributable to the rapid increase in demand over the past two quarters.

Cash Flows from Investing Activities:

	Six months ended
	June 30
(Millions)	2010	2009

Purchases of property, plant and equipment (PP&E)	$(337)	$(454)
Proceeds from sale of PP&E and other assets	4	57
Acquisitions, net of cash acquired	(30)	(12)
Purchases and proceeds from sale or maturities of marketable securities and investments - net	(1,012)	40
Other investing activities	(63)	(6)
Net cash used in investing activities	$(1,438)	$(375)

Investments in property, plant and equipment enable growth in many diverse markets, helping to meet product demand and increasing manufacturing efficiency. Capital expenditures were $337 million in the first six months of 2010, a decrease of $117 million when compared to the first six months of 2009. The Company expects capital expenditures to begin to accelerate in the second half of 2010, as a number of businesses are at or near full capacity. 3M expects to invest approximately $1 billion on capital expenditures in 2010, compared with $903 million for 2009. In 2009, in response to global economic conditions at that point in time, 3M focused its capital expenditures on carryover projects from 2008 and tooling needed for new products and continued operations.

Refer to Note 2 for information on 2010 acquisitions. The Company is actively considering additional acquisitions, investments and strategic alliances, and from time to time may also divest certain businesses.

Purchases of marketable securities and investments and proceeds from sale (or maturities) of marketable securities and investments are primarily attributable to asset-backed securities, agency securities, corporate medium-term note securities and other securities, which are classified as available-for-sale. Interest rate risk and credit risk related to the underlying collateral may impact the value of investments in asset-backed securities, while factors such as general conditions in the overall credit market and the nature of the underlying collateral may affect the liquidity of investments in asset-backed securities. The coupon interest rates for asset-backed securities are either fixed rate or floating. Floating rate coupons reset monthly or quarterly based upon the corresponding monthly or quarterly LIBOR rate. Each individual floating rate security has a coupon based upon the respective LIBOR rate +/- an amount reflective of the credit risk of the issuer and the underlying collateral on the original issue date. Terms of the reset are unique to individual securities. Fixed rate coupons are established at the time the security is issued and are based upon a spread to a related maturity treasury bond. The spread against the treasury bond is reflective of the credit risk of the issuer and the underlying collateral on the original issue date. 3M does not currently expect risk related to its holdings in asset-backed securities to materially impact its financial condition or liquidity. Refer to Note 7 for more details about 3M’s diversified marketable securities portfolio, which totaled $2.515 billion as of June 30, 2010. Purchases of marketable securities and investments, net of proceeds from sales or maturities, totaled $1.012 billion in the first six months of 2010. Proceeds from the sale or maturities of marketable securities and investments, net of purchases, totaled $40 million in the first six months of 2009. Purchases of investments also include additional survivor benefit insurance and equity investments.

As discussed in Notes 5 and 8, during the quarter ended March 31, 2010, the Company’s majority owned Sumitomo 3M Limited entity (Sumitomo 3M) purchased a portion of its shares held by its noncontrolling interest, Sumitomo Electric Industries, Ltd. (SEI), by paying cash of 5.8 billion Japanese Yen and entering into a note payable to SEI of 17.4 billion Japanese Yen (approximately $63 million and $188 million, respectively, based on applicable exchange rates at that time). The cash paid during the quarter ended March 31, 2010 as a result of the purchase of Sumitomo 3M shares from SEI is classified as investing activity in the consolidated statement of cash flows. The remainder of the purchase financed by the note payable to SEI is considered non-cash investing and financing activity in the first quarter of 2010. As discussed in Notes 2 and 8, during the second quarter of 2010, 3M recorded a financed liability of 1.7 billion Japanese yen (approximately $18 million based on applicable exchange rates at that time), which is also considered a non-cash investing and financing activity.

Cash Flows from Financing Activities:

	Six months ended
	June 30
(Millions)	2010	2009

Change in short-term debt — net	$(32)	$(552)
Repayment of debt (maturities greater than 90 days)	(45)	(88)
Proceeds from debt (maturities greater than 90 days)	9	—
Total cash change in debt	$(68)	$(640)
Purchases of treasury stock	(393)	(6)
Reissuances of treasury stock	386	225
Dividends paid to shareholders	(749)	(709)
Excess tax benefits from stock-based compensation	36	—
Other — net	90	3
Net cash used in financing activities	$(698)	$(1,127)

Total debt at June 30, 2010 was $5.677 billion, down slightly from $5.710 billion at year-end 2009. Total debt was 28 percent of total capital (total capital is defined as debt plus equity), compared with 30 percent at year-end 2009.

Repurchases of common stock are made to support the Company’s stock-based employee compensation plans and for other corporate purposes. In February 2007, 3M’s Board of Directors authorized a two-year share repurchase of up to $7.0 billion for the period from February 12, 2007 to February 28, 2009. In February 2009, 3M’s Board of Directors extended this share repurchase authorization until the remaining amount is fully utilized. In the first six months of 2010, the Company purchased $393 million of treasury stock, as 3M resumed significant stock repurchases in the second quarter of 2010. The Company had minimal purchases of treasury stock in the first six months of 2009. As of June 30, 2010, approximately $2.2 billion remained available for future purchases. For more information, refer to the table titled “Issuer Purchases of Equity Securities” in Part II, Item 2.

Cash dividends paid to stockholders totaled $749 million in the first six months of 2010 compared to $709 million in the first six months of 2009. 3M has paid dividends since 1916. In February 2010, the Board of Directors increased the quarterly dividend on 3M common stock by 2.9 percent to 52.5 cents per share, equivalent to an annual dividend of $2.10 per share. This marked the 52nd consecutive year of dividend increases. Other cash flows from financing activities primarily include distributions to noncontrolling interests, changes in cash overdraft balances, and principal payments for capital leases.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

In the context of Item 3, market risk refers to the risk of loss arising from adverse changes in financial and derivative instrument market rates and prices, such as fluctuations in interest rates and currency exchange rates. For a discussion of sensitivity analysis related to these types of market risks, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in 3M’s Current Report on Form 8-K dated May 17, 2010 (which updated 3M’s 2009 Annual Report on Form 10-K). The Company also discusses risk management in various places throughout this document, including discussions in MD&A concerning Financial Condition and Liquidity and in the Notes to Consolidated Financial Statements (refer to the Marketable Securities, Derivatives and Fair Value Measurements notes).

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

3M COMPANY

FORM 10-Q

For the Quarterly Period Ended June 30, 2010

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

* The Company’s credit ratings are important to 3M’s cost of capital. The major rating agencies routinely evaluate the Company’s credit profile and assign debt ratings to 3M. The Company currently has an AA- credit rating, with a stable outlook, from Standard & Poor’s and an Aa2 credit rating, with a stable outlook, from Moody’s Investors Service. This evaluation is based on a number of factors, which include financial strength, business and financial risk, as well as transparency with rating agencies and timeliness of financial reporting. The Company’s current ratings have served to lower 3M’s borrowing costs and facilitate access to a variety of lenders. Failure to maintain the current ratings level would adversely affect the Company’s cost of funds and could adversely affect liquidity and access to capital markets.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(e) Issuer Purchases of Equity Securities

Repurchases of common stock are made to support the Company’s stock-based employee compensation plans and for other corporate purposes. In February 2007, 3M’s Board of Directors authorized a two-year share repurchase of up to $7 billion for the period from February 12, 2007 to February 28, 2009. In February 2009, 3M’s Board of Directors extended this share repurchase authorization until the remaining $2.2 billion (as of June 30, 2010) is fully utilized.

Issuer Purchases of Equity

Securities (registered pursuant to

Section 12 of the Exchange Act)

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (Millions)
January 1-31, 2010	19,104	$83.92	—	$2,567
February 1-28, 2010	16,058	$79.26	—	$2,567
March 1-31, 2010	213,121	$81.05	192,000	$2,551
Total January 1-March 31, 2010	248,283	$81.15	192,000	$2,551
April 1-30, 2010	392,863	$87.51	321,900	$2,523
May 1-31, 2010	2,476,176	$82.38	2,199,700	$2,342
June 1-30, 2010	1,885,942	$77.16	1,884,400	$2,197
Total April 1-June 30, 2010	4,754,981	$80.73	4,406,000	$2,197
Total January 1-June 30, 2010	5,003,264	$80.75	4,598,000	$2,197

(1) The total number of shares purchased includes: (i) shares purchased under the Board’s authorizations described above (which totaled 192,000 shares in March 2010, 321,900 shares in April 2010, 2,199,700 shares in May 2010 and 1,884,400 shares in June 2010), and (ii) shares purchased in connection with the exercise of stock options (which combined totaled 19,104 shares in January 2010, 16,058 shares in February 2010, 21,121 shares in March 2010, 70,963 shares in April 2010, 276,476 shares in May 2010, and 1,542 shares in June 2010).

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

(10)   Material contracts and management compensation plans and arrangements:

(10.1)	3M 2008 Long-Term Incentive Plan (including amendments through February 2010) is incorporated by reference from our Form 8-K dated May 12, 2010.
(10.2)	Form of Agreement for Stock Option Grants to Executive Officers under 3M 2008 Long-Term Incentive Plan is incorporated by reference from our Form 8-K dated May 13, 2008.
(10.3)

Form of Stock Option Agreement for options granted to Executive Officers under the 3M 2008 Long-Term Incentive Plan, commencing February 9, 2010, is incorporated by reference from our Form 10-K for the year ended December 31, 2009.

(10.4)

Form of Restricted Stock Unit Agreement for restricted stock units granted to Executive Officers under the 3M Long-Term Incentive Plan, effective February 9, 2010, is incorporated by reference from our Form 10-K for the year ended December 31, 2009.

(10.5)	Form of 3M 2010 Performance Share Award under the 3M 2008 Long-Term Incentive Plan is incorporated by reference from our Form 8-K dated March 4, 2010.
(10.6)	Form of Stock Option Agreement for U.S. Employees under 3M 2008 Long-Term Incentive Plan is incorporated by reference from our Form 10-K for the year ended December 31, 2008.
(10.7)	Form of Restricted Stock Unit Agreement for U.S. Employees under 3M 2008 Long-Term Incentive Plan is incorporated by reference from our Form 10-K for the year ended December 31, 2008.
(10.8)	3M 2005 Management Stock Ownership Program is incorporated by reference from our Proxy Statement for the 2005 Annual Meeting of Stockholders.
(10.9)	3M 2002 Management Stock Ownership Program is incorporated by reference from our Proxy Statement for the 2002 Annual Meeting of Stockholders.
(10.10)	3M 1997 Management Stock Ownership Program is incorporated by reference from our Proxy Statement for the 1997 Annual Meeting of Stockholders.

(10.11)	3M 1992 Management Stock Ownership Program is incorporated by reference from our Proxy Statement for the 1992 Annual Meeting of Stockholders.
(10.12)	Amendments of 3M 1997, 2002 and 2005 Management Stock Ownership Programs are incorporated by reference from our Form 8-K dated November 14, 2008.
(10.13)	Form of award agreement for non-qualified stock options granted under the 2005 Management Stock Ownership Program, is incorporated by reference from our Form 8-K dated May 16, 2005.
(10.14)	Form of award agreement for non-qualified stock options granted under the 2002 Management Stock Ownership Program, is incorporated by reference from our Form 10-K for the year ended December 31, 2004.
(10.15)	3M 1997 General Employees’ Stock Purchase Plan, as amended through November 8, 2004, is incorporated by reference from our Form 10-K for the year ended December 31, 2004.
(10.16)

3M Board resolution dated May 12, 2009, regarding three-year extension of 3M 1997 General Employees’ Stock Purchase Plan is incorporated by reference from our Form 10-Q for the quarter ended June 30, 2009.

(10.17)	Amendment of the 3M 1997 General Employees Stock Purchase Plan approved on February 9, 2010 is incorporated by reference from our Form 10-K for the year ended December 31, 2009.
(10.18)	3M VIP Excess Plan is incorporated by reference from our Form 8-K dated November 14, 2008.
(10.19)	Amendment of 3M VIP Excess Plan is incorporated by reference from our Form 8-K dated November 24, 2009.
(10.20)	3M VIP (Voluntary Investment Plan) Plus is incorporated by reference from Registration Statement No. 333-73192 on Form S-8, filed on November 13, 2001.
(10.21)	Amendment of 3M VIP Plus is incorporated by reference from our Form 8-K dated November 14, 2008.
(10.22)	3M Deferred Compensation Plan, as amended through February 2008, is incorporated by reference from our Form 8-K dated February 14, 2008.
(10.23)	Amendment of 3M Deferred Compensation Plan is incorporated by reference from our Form 8-K dated November 14, 2008.
(10.24)	3M Deferred Compensation Excess Plan is incorporated by reference from our Form 10-K for the year ended December 31, 2009.
(10.25)	3M Performance Awards Deferred Compensation Plan is incorporated by reference from our Form 10-K for the year ended December 31, 2009.
(10.26)	3M Executive Annual Incentive Plan is incorporated by reference from our Form 8-K dated May 14, 2007.
(10.27)	Form of Agreement for Performance Unit or Share Awards to Executive Officers during 2008 under 3M Performance Unit Plan is incorporated by reference from our Form 8-K dated May 8, 2008.
(10.28)	3M Performance Unit Plan, as amended through February 11, 2007, is incorporated by reference from our Form 8-K dated May 14, 2007.
(10.29)	Amendment of 3M Performance Unit Plan is incorporated by reference from our Form 8-K dated November 14, 2008.
(10.30)

Description of changes to Non-Employee Director Compensation and Stock Ownership Guidelines dated as of August 13, 2007 is incorporated by reference from our Form 10-Q for the quarter ended September 30, 2007.

(10.31)	Description of changes to 3M Compensation Plan for Non-Employee Directors is incorporated by reference from our Form 8-K dated August 8, 2005.
(10.32)	3M Compensation Plan for Non-Employee Directors, as amended, through November 8, 2004, is incorporated by reference from our Form 10-K for the year ended December 31, 2004.
(10.33)	Amendment of 3M Compensation Plan for Non-Employee Directors is incorporated by reference from our Form 8-K dated November 14, 2008.
(10.34)	3M 1992 Directors Stock Ownership Program, as amended through November 8, 2004, is incorporated by reference from our Form 10-K for the year ended December 31, 2004.
(10.35)	Amendment of 3M 1992 Directors Stock Ownership Program is incorporated by reference from our Form 8-K dated November 14, 2008.
(10.36)	3M Executive Life Insurance Plan, as amended, is incorporated by reference from our Form 10-K for the year ended December 31, 2003.
(10.37)	Summary of Personal Financial Planning Services for 3M Executives is incorporated by reference from our Form 10-K for the year ended December 31, 2003.
(10.38)	3M policy on reimbursement of incentive payments is incorporated by reference from our Form 10-K for the year ended December 31, 2006.
(10.39)	Amended and Restated 3M Nonqualified Pension Plan I is incorporated by reference from our Form 8-K dated December 23, 2008.
(10.40)	Amended and Restated 3M Nonqualified Pension Plan II is incorporated by reference from our Form 8-K dated December 23, 2008.

(10.41)	3M Nonqualified Pension Plan III is incorporated by reference from our Form 8-K dated November 14, 2008.
(10.42)	Employment agreement dated as of December 6, 2005, between 3M and George W. Buckley is incorporated by reference from our Form 8-K dated December 9, 2005.
(10.43)	Amendment, dated August 14, 2006, to employment agreement between 3M and George W. Buckley is incorporated by reference from our Form 10-Q for the quarter ended September 30, 2006.
(10.44)	Amendment to Employment Agreement between 3M and George W. Buckley is incorporated by reference from our Form 8-K dated December 17, 2008.
(10.45)	Description of compensation plan for Robert S. Morrison is incorporated by reference from our Form 8-K dated August 8, 2005.
(10.46)	Employment agreement dated as of January 23, 2002, between 3M and Patrick D. Campbell is incorporated by reference from our Form 10-K for the year ended December 31, 2001.
(10.47)	Amendment to Employment Agreement between 3M and Patrick D. Campbell is incorporated by reference from our Form 8-K dated November 18, 2008.
(10.48)	Appointment and Compensatory arrangements between 3M and David W. Meline are incorporated by reference from our Form 8-K dated July 23, 2008.
(10.49)	Policy on Reimbursement of Incentive Compensation (effective May 11, 2010) is filed herewith.
(10.50)	Five-year credit agreement as of April 30, 2007, is incorporated by reference from our Form 8-K dated May 3, 2007.
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
(101)

The following financial information from 3M Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2010, filed with the SEC on August 4, 2010, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statement of Income for the three and six-month month periods ended June 30, 2010 and 2009, (ii) the Consolidated Balance Sheet at June 30, 2010 and December 31, 2009, (iii) the Consolidated Statement of Cash Flows for the six-month periods ended June 30, 2010 and 2009, and (iv) Notes to Consolidated Financial Statements.*

*Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

3M COMPANY

(Registrant)

Date: August 4, 2010

By	/s/ Patrick D. Campbell
Patrick D. Campbell,
Senior Vice President and Chief Financial Officer

(Mr. Campbell is the Principal Financial Officer and has
been duly authorized to sign on behalf of the Registrant.)