Form 10-Q
period 2010-09-30
3M CO
filed 2010-11-05
CIK 66740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2010
Common Stock, $0.01 par value per share	714,859,083 shares

This document (excluding exhibits) contains 65 pages.

The table of contents is set forth on page 2.

The exhibit index begins on page 62.

3M COMPANY

Form 10-Q for the Quarterly Period Ended September 30, 2010

3M COMPANY

FORM 10-Q

For the Quarterly Period Ended September 30, 2010

PART I.  Financial Information

Item 1.  Financial Statements.

3M Company and Subsidiaries

Consolidated Statement of Income

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
(Millions, except per share amounts)	2010	2009	2010	2009
Net sales	$6,874	$6,193	$19,953	$17,001
Operating expenses
Cost of sales	3,583	3,171	10,256	8,920
Selling, general and administrative expenses	1,361	1,209	4,034	3,642
Research, development and related expenses	354	335	1,046	967
Total operating expenses	5,298	4,715	15,336	13,529
Operating income	1,576	1,478	4,617	3,472

Interest expense and income
Interest expense	51	55	151	165
Interest income	(11)	(8)	(27)	(26)
Total interest expense (income)	40	47	124	139

Income before income taxes	1,536	1,431	4,493	3,333
Provision for income taxes	411	460	1,273	1,040
Net income including noncontrolling interest	$1,125	$971	$3,220	$2,293

Less: Net income attributable to noncontrolling interest	19	14	63	35

Net income attributable to 3M	$1,106	$957	$3,157	$2,258

Weighted average 3M common shares outstanding – basic	714.0	702.8	713.4	697.7
Earnings per share attributable to 3M common shareholders – basic	$1.55	$1.36	$4.42	$3.24

Weighted average 3M common shares outstanding – diluted	725.2	710.8	724.8	702.3
Earnings per share attributable to 3M common shareholders – diluted	$1.53	$1.35	$4.36	$3.21

Cash dividends paid per 3M common share	$0.525	$0.51	$1.575	$1.53

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries

Consolidated Balance Sheet

(Unaudited)

	Sept. 30,	Dec. 31,
(Dollars in millions, except per share amount)	2010	2009

Assets
Current assets
Cash and cash equivalents	$4,466	$3,040
Marketable securities – current	1,387	744
Accounts receivable – net	3,869	3,250
Inventories
Finished goods	1,459	1,255
Work in process	993	815
Raw materials and supplies	763	569
Total inventories	3,215	2,639
Other current assets	1,111	1,122
Total current assets	14,048	10,795

Marketable securities – non-current	443	825
Investments	136	103
Property, plant and equipment	19,738	19,440
Less: Accumulated depreciation	(12,823)	(12,440)
Property, plant and equipment – net	6,915	7,000
Goodwill	5,899	5,832
Intangible assets – net	1,279	1,342
Prepaid pension benefits	104	78
Other assets	1,241	1,275
Total assets	$30,065	$27,250

Liabilities
Current liabilities
Short-term borrowings and current portion of long-term debt	$653	$613
Accounts payable	1,649	1,453
Accrued payroll	738	680
Accrued income taxes	316	252
Other current liabilities	2,039	1,899
Total current liabilities	5,395	4,897

Long-term debt	5,105	5,097
Pension and postretirement benefits	1,853	2,227
Other liabilities	1,879	1,727
Total liabilities	$14,232	$13,948

Commitments and contingencies (Note 12)

Equity
3M Company shareholders’ equity:
Common stock par value, $.01 par value, 944,033,056 shares issued	$9	$9
Additional paid-in capital	3,381	3,153
Retained earnings	25,493	23,753
Treasury stock, at cost; 229,173,973 shares at Sept. 30, 2010; 233,433,937 shares at Dec. 31, 2009	(10,013)	(10,397)
Accumulated other comprehensive income (loss)	(3,366)	(3,754)
Total 3M Company shareholders’ equity	15,504	12,764
Noncontrolling interest	329	538
Total equity	$15,833	$13,302

Total liabilities and equity	$30,065	$27,250

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries

Consolidated Statement of Cash Flows

(Unaudited)

	Nine months ended
	Sept. 30,
(Dollars in millions)	2010	2009

Cash Flows from Operating Activities
Net income including noncontrolling interest	$3,220	$2,293
Adjustments to reconcile net income including noncontrolling interest to net cash provided by operating activities
Depreciation and amortization	837	859
Company pension and postretirement contributions	(431)	(285)
Company pension and postretirement expense	243	162
Stock-based compensation expense	228	176
Deferred income taxes	20	194
Excess tax benefits from stock-based compensation	(43)	(4)
Changes in assets and liabilities
Accounts receivable	(529)	(311)
Inventories	(521)	469
Accounts payable	173	60
Accrued income taxes (current and long-term)	160	205
Product and other insurance receivables and claims	44	22
Other – net	142	57
Net cash provided by operating activities	3,543	3,897

Cash Flows from Investing Activities
Purchases of property, plant and equipment (PP&E)	(565)	(629)
Proceeds from sale of PP&E and other assets	7	62
Acquisitions, net of cash acquired	(48)	(67)
Purchases of marketable securities and investments	(2,947)	(1,314)
Proceeds from sale of marketable securities and investments	1,425	532
Proceeds from maturities of marketable securities	1,254	339
Proceeds from sale of businesses	—	7
Other investing	(66)	(6)
Net cash used in investing activities	(940)	(1,076)

Cash Flows from Financing Activities
Change in short-term debt – net	(31)	(545)
Repayment of debt (maturities greater than 90 days)	(135)	(89)
Proceeds from debt (maturities greater than 90 days)	9	—
Purchases of treasury stock	(415)	(10)
Reissuances of treasury stock	505	291
Dividends paid to shareholders	(1,124)	(1,070)
Excess tax benefits from stock-based compensation	43	4
Other – net	(14)	2
Net cash used in financing activities	(1,162)	(1,417)

Effect of exchange rate changes on cash and cash equivalents	(15)	(14)

Net increase (decrease) in cash and cash equivalents	1,426	1,390
Cash and cash equivalents at beginning of year	3,040	1,849
Cash and cash equivalents at end of period	$4,466	$3,239

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

Foreign Currency Translation

3M generally considers local currencies as the functional currencies outside the United States. However, under Accounting Standards Codification (ASC) 830, Foreign Currency Matters, the reporting currency of a foreign entity’s parent is assumed to be that entity’s functional currency when the economic environment of a foreign entity is highly inflationary—generally when its cumulative inflation is approximately 100 percent or more for the three years that precede the beginning of a reporting period. 3M has a subsidiary in Venezuela with operating income representing less than 1.0 percent of 3M’s consolidated operating income for both 2009 and the nine-month period ended September 30, 2010. As previously disclosed by the Company in Note 1 to the consolidated financial statements in 3M’s Current Report on Form 8-K dated May 17, 2010, 3M determined that the cumulative inflation rate of Venezuela in November 2009 exceeded 100 percent. Accordingly, the financial statements of the Venezuelan subsidiary were remeasured as if its functional currency were that of its parent beginning January 1, 2010.

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

Earnings per share

The difference in the weighted average 3M shares outstanding for calculating basic and diluted earnings per share attributable to 3M common shareholders is a result of the dilution associated with the Company’s stock-based compensation plans. Certain options outstanding under these stock-based compensation plans were not included in the computation of diluted earnings per share attributable to 3M common shareholders because they would not have had a dilutive effect (30.2 million average options for the three months ended September 30, 2010; 30.4 million average options for the nine months ended September 30, 2010; 43.0 million average options for the three months ended

September 30, 2009; 62.1 million average options for the nine months ended September 30, 2009). The conditions for conversion related to the Company’s “Convertible Notes” were not met (refer to 3M’s Current Report on Form 8-K dated May 17, 2010, Note 10 to the Consolidated Financial Statements, for more detail). If the conditions for conversion are met, 3M may choose to pay in cash and/or common stock; however, if this occurs, the Company has the intent and ability to settle this debt security in cash. Accordingly, there was no impact on diluted earnings per share attributable to 3M common shareholders. The computations for basic and diluted earnings per share follow:

Earnings Per Share Computations

	Three months ended		Nine months ended
	Sept. 30,		Sept. 30,
(Amounts in millions, except per share amounts)	2010	2009	2010	2009
Numerator:
Net income attributable to 3M	$1,106	$957	$3,157	$2,258

Denominator:
Denominator for weighted average 3M common shares outstanding – basic	714.0	702.8	713.4	697.7

Dilution associated with the Company’s stock-based compensation plans	11.2	8.0	11.4	4.6

Denominator for weighted average 3M common shares outstanding – diluted	725.2	710.8	724.8	702.3

Earnings per share attributable to 3M common shareholders – basic	$1.55	$1.36	$4.42	$3.24
Earnings per share attributable to 3M common shareholders – diluted	$1.53	$1.35	$4.36	$3.21

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

NOTE 2.  Acquisitions

During the nine months ended September 30, 2010, 3M completed five business combinations. The purchase price paid for these business combinations (net of cash acquired), contingent consideration paid for pre-2009 business combinations, and the impact of other matters (net) during the nine months ended September 30, 2010 aggregated to $48 million. In addition, the Company recorded a financed liability of 1.7 billion Japanese Yen (approximately $18 million based on acquisition date exchange rates) as non-cash investing and financing activity associated with these acquisitions.

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

(3) In May 2010, 3M (Health Care Business) purchased certain assets of J.R. Phoenix Ltd., a manufacturer of hand hygiene and skin care products for health care and professional use based in Kitchener, Ontario, Canada.

(4) In June 2010, 3M (Industrial and Transportation Business) purchased all of the outstanding shares of MTI PolyFab Inc., a manufacturer of thermal and acoustic insulation for the aerospace industry. MTI PolyFab Inc. is based in Mississauga, Ontario, Canada.

(5) In July 2010, 3M (Safety, Security and Protection Services Business) purchased all of the outstanding shares of Dailys Limited, a supplier of non-woven disposable protective clothing, primarily chemical protective coveralls for industrial use. Dailys Limited is based in Ellesmere Port, United Kingdom.

Purchased identifiable intangible assets related to the acquisitions that closed in the first nine months of 2010 totaled $64 million and will be amortized on a straight-line basis over a weighted-average life of 9 years (lives ranging from 3 to 17 years). Acquired identifiable intangible assets for which significant assumed renewals or extensions of underlying arrangements impacted the determination of their useful lives were not material. Pro forma information related to the above acquisitions is not included because the impact on the Company’s consolidated results of operations is not considered to be material.

In addition to business combinations, 3M periodically acquires certain tangible and/or intangible assets and purchases interests in certain enterprises that do not otherwise qualify for accounting as business combinations. These transactions are largely reflected as additional asset purchase and investment activity.

Subsequent Events

The following events occurred in October 2010:

3M (Health Care Business) purchased all of the outstanding shares of Arizant Inc. for approximately $800 million, net of cash acquired, but inclusive of debt assumed and immediately paid. Arizant Inc., based in Eden Prairie, Minnesota, is a manufacturer of patient warming solutions designed to prevent hypothermia in surgical settings.

3M (Safety, Security and Protection Services Business) purchased all of the outstanding shares of Attenti Holdings S.A. for approximately $225 million, net of cash acquired, but inclusive of debt assumed and immediately paid. Attenti Holdings S.A., based in Tel Aviv, Israel, is a supplier of remote people-monitoring technologies used for offender-monitoring applications and to assist eldercare facilities in monitoring and enhancing the safety of patients.

3M (Safety, Security and Protection Services Business) acquired a controlling interest in Cogent Inc. (representing 72 percent of outstanding shares on a fully diluted basis) for approximately $535 million, net of cash acquired, via a tender offer. Cogent Inc., based in Pasadena, California, is a provider of finger, palm, face and iris biometric systems for governments, law enforcement agencies, and commercial enterprises. 3M intends to acquire the remaining publicly held shares of Cogent (other than shares as to which appraisal rights are properly exercised) for $10.50 per share (or approximately $265 million assuming no appraisal rights are exercised) in a second-step merger that will be completed following the approval of the merger at a meeting of Cogent shareholders to be held in the fourth quarter of 2010. As a result of the purchase of shares in the tender offer, 3M has sufficient voting power to approve the merger at such meeting without the vote of any other Cogent shareholders. The aggregate purchase price of approximately $800 million (including the portion of the purchase price expected to be paid on completion of the second-step merger), net of cash acquired, reflects approximately $380 million of marketable securities held by Cogent as of the October 2010 date when 3M acquired its controlling interest in Cogent.

The purchase price accounting for these October 2010 business combinations has not yet been finalized; thus, certain disclosures are not required. Pro forma information related to these October 2010 business combinations is not included because the impact on the Company’s consolidated results of operations is not considered to be material.

NOTE 3.  Goodwill and Intangible Assets

Purchased goodwill related to the five acquisitions which closed in the first nine months of 2010 totaled $43 million, less than $1 million of which is deductible for tax purposes. The acquisition activity in the following table also includes the impacts of contingent consideration for pre-2009 acquisitions, which increased goodwill by $1 million. The amounts in the “Translation and other” column in the following table primarily relate to changes in foreign currency exchange rates. The goodwill balance by business segment as of December 31, 2009 and September 30, 2010, follow:

Goodwill

	Dec. 31,			Sept. 30,
	2009	Acquisition	Translation	2010
(Millions)	Balance	activity	and other	Balance
Industrial and Transportation	$1,783	$8	$15	$1,806
Health Care	1,007	1	(11)	997
Consumer and Office	155	24	6	185
Display and Graphics	990	—	4	994
Safety, Security and Protection Services	1,220	11	26	1,257
Electro and Communications	677	—	(17)	660
Total Company	$5,832	$44	$23	$5,899

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

Acquired Intangible Assets

For the nine months ended September 30, 2010, intangible assets (excluding goodwill) acquired through business combinations increased balances by $64 million. Balances are also impacted by changes in foreign currency exchange rates. The carrying amount and accumulated amortization of acquired intangible assets as of September 30, 2010, and December 31, 2009, follow:

	Sept. 30,	Dec. 31,
(Millions)	2010	2009
Patents	$447	$457
Other amortizable intangible assets (primarily tradenames and customer related intangibles)	1,562	1,519
Non-amortizable intangible assets (tradenames)	126	138
Total gross carrying amount	$2,135	$2,114

Accumulated amortization – patents	(341)	(339)
Accumulated amortization – other	(515)	(433)
Total accumulated amortization	(856)	(772)
Total intangible assets – net	$1,279	$1,342

Amortization expense for acquired intangible assets for the three-month and nine-month periods ended September 30, 2010 and 2009 follows:

	Three months ended		Nine months ended
	Sept. 30,		Sept. 30,
(Millions)	2010	2009	2010	2009
Amortization expense	$44	$47	$130	$134

The table below shows expected amortization expense for acquired amortizable intangible assets recorded as of September 30, 2010:

(Millions)	Last Quarter 2010	2011	2012	2013	2014	2015	After 2015
Amortization expense	$37	$142	$134	$126	$115	$104	$495

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

Components of these restructuring actions for the first three quarters of 2009 and a roll-forward of associated balances from December 31, 2009 follow below:

(Millions)	Employee- Related Items/ Benefits and Other	Asset Impairments	Total

Expenses incurred in first quarter 2009:
Industrial and Transportation	$22	$1	$23
Health Care	4	—	4
Consumer and Office	2	—	2
Display and Graphics	1	5	6
Safety, Security and Protection Services	4	—	4
Electro and Communications	3	—	3
Corporate and Unallocated	25	—	25
First quarter 2009 expenses	$61	$6	$67

Expenses incurred in second quarter 2009:
Industrial and Transportation	$41	$4	$45
Health Care	15	—	15
Consumer and Office	11	—	11
Display and Graphics	10	8	18
Safety, Security and Protection Services	12	—	12
Electro and Communications	7	—	7
Corporate and Unallocated	7	1	8
Second quarter 2009 expenses	$103	$13	$116

Expenses (credits) incurred in third quarter 2009:
Industrial and Transportation	$21	$—	$21
Health Care	1	—	1
Consumer and Office	—	—	—
Display and Graphics	(2)	—	(2)
Safety, Security and Protection Services	—	—	—
Electro and Communications	1	—	1
Corporate and Unallocated	5	—	5
Third quarter 2009 expenses	$26	$—	$26

(Millions)	Employee- Related Items/ Benefits and Other	Asset Impairments	Total
Accrued liability balance as of December 31, 2009	$76	$—	$76
Cash payments in first quarter 2010	(18)	—	(18)
Cash payments in second quarter 2010	(13)	—	(13)
Cash payments in third quarter 2010	(7)	—	(7)
Accrued liability balance as of September 30, 2010	$38	$—	$38

The majority of the remaining employee related items and benefits associated with these restructuring actions are expected to be paid out in cash in 2010 and 2011.

NOTE 5.  Supplemental Equity and Comprehensive Income Information

Consolidated Statement of Changes in Equity

3M Company and Subsidiaries

Three months ended September 30, 2010

		3M Company Shareholders
(Millions)	Total	Common Stock and Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest
Balance at June 30, 2010	$14,263	$3,345	$24,788	$(10,146)	$(4,016)	$292

Net income	1,125		1,106			19
Cumulative translation adjustment	669				651	18
Defined benefit pension and postretirement plans adjustment	48				48	—
Debt and equity securities – unrealized gain (loss)	3				3	—
Cash flow hedging instruments – unrealized gain (loss)	(52)				(52)	—
Total comprehensive income	1,793
Dividends paid	(375)		(375)
Stock-based compensation, including tax impacts	45	45
Reacquired stock	(11)			(11)
Issuances pursuant to stock option and benefit plans	118		(26)	144
Balance at September 30, 2010	$15,833	$3,390	$25,493	$(10,013)	$(3,366)	$329

3M Company and Subsidiaries

Nine months ended September 30, 2010

		3M Company Shareholders
(Millions)	Total	Common Stock and Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest
Balance at December 31, 2009	$13,302	$3,162	$23,753	$(10,397)	$(3,754)	$538

Net income	3,220		3,157			63
Cumulative translation adjustment	216				187	29
Defined benefit pension and postretirement plans adjustment	147				146	1
Debt and equity securities – unrealized gain (loss)	5				5	—
Cash flow hedging instruments – unrealized gain (loss)	11				11	—
Total comprehensive income	3,599
Dividends paid	(1,124)		(1,124)
Purchase of subsidiary shares and transfers from noncontrolling interest	(256)	7			39	(302)
Stock-based compensation, including tax impacts	221	221
Reacquired stock	(415)			(415)
Issuances pursuant to stock option and benefit plans	506		(293)	799
Balance at September 30, 2010	$15,833	$3,390	$25,493	$(10,013)	$(3,366)	$329

Consolidated Statement of Changes in Equity

3M Company and Subsidiaries

Three months ended September 30, 2009

		3M Company Shareholders
(Millions)	Total	Common Stock and Additional Paid-in Capital	Retained Earnings	Treasury Stock	Unearned Comp- ensation	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest
Balance at June 30, 2009	$11,221	$3,142	$22,707	$(11,341)	$(22)	$(3,683)	$418

Net income	971		957				14
Cumulative translation adjustment	328					303	25
Defined benefit pension and postretirement plans adjustment	48					43	5
Debt and equity securities – unrealized gain (loss)	3					3
Cash flow hedging instruments – unrealized gain (loss)	(24)					(24)
Total comprehensive income	1,326
Dividends paid	(361)		(361)
Transfer to noncontrolling interest	—	(87)				(10)	97
Amortization of unearned compensation	22				22
Stock-based compensation, including tax impacts	43	43
Reacquired stock	(4)			(4)
Issuances pursuant to stock option and benefit plans	672		(51)	723
Balance at September 30, 2009	$12,919	$3,098	$23,252	$(10,622)	$—	$(3,368)	$559

3M Company and Subsidiaries

Nine months ended September 30, 2009

		3M Company Shareholders
(Millions)	Total	Common Stock and Additional Paid-in Capital	Retained Earnings	Treasury Stock	Unearned Comp- ensation	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest
Balance at December 31, 2008	$10,304	$3,015	$22,227	$(11,676)	$(40)	$(3,646)	$424

Net income	2,293		2,258				35
Cumulative translation adjustment	336					338	(2)
Defined benefit pension and postretirement plans adjustment	48					43	5
Debt and equity securities – unrealized gain (loss)	8					8
Cash flow hedging instruments – unrealized gain (loss)	(101)					(101)
Total comprehensive income	2,584
Dividends paid	(1,070)		(1,070)
Transfer to noncontrolling interest	—	(87)				(10)	97
Amortization of unearned compensation	40				40
Stock-based compensation, including tax impacts	170	170
Reacquired stock	(9)			(9)
Issuances pursuant to stock option and benefit plans	900		(163)	1,063
Balance at September 30, 2009	$12,919	$3,098	$23,252	$(10,622)	$—	$(3,368)	$559

Consolidated Statement of Comprehensive Income (Loss)

	Three months ended Sept. 30,		Nine months ended Sept. 30,
(Millions)	2010	2009	2010	2009
Net income including noncontrolling interest	$1,125	$971	$3,220	$2,293
Other comprehensive income, net of tax:
Cumulative translation adjustment	669	328	216	336
Defined benefit pension and postretirement plans adjustment	48	48	147	48
Debt and equity securities, unrealized gain (loss)	3	3	5	8
Cash flow hedging instruments, unrealized gain (loss)	(52)	(24)	11	(101)
Total other comprehensive income (loss), net of tax	668	355	379	291
Comprehensive income (loss) including noncontrolling interest	1,793	1,326	3,599	2,584
Comprehensive (income) loss attributable to noncontrolling interest	(37)	(44)	(93)	(38)
Comprehensive income (loss) attributable to 3M	$1,756	$1,282	$3,506	$2,546

Accumulated Other Comprehensive Income (Loss) Attributable to 3M

	Sept. 30,	Dec. 31,
(Millions)	2010	2009
Cumulative translation adjustment	$356	$122
Defined benefit pension and postretirement plans adjustment	(3,693)	(3,831)
Debt and equity securities, unrealized gain (loss)	(4)	(9)
Cash flow hedging instruments, unrealized gain (loss)	(25)	(36)
Total accumulated other comprehensive income (loss)	$(3,366)	$(3,754)

Components of Comprehensive Income (Loss) Attributable to 3M

	Three months ended		Nine months ended
	Sept. 30,		Sept. 30,
(Millions)	2010	2009	2010	2009
Net income attributable to 3M	$1,106	$957	$3,157	$2,258

Cumulative translation	586	237	185	311
Tax effect	65	66	2	27
Cumulative translation – net of tax	651	303	187	338

Defined benefit pension and postretirement plans adjustment	75	62	231	57
Tax effect	(27)	(19)	(85)	(14)
Defined benefit pension and postretirement plans adjustment – net of tax	48	43	146	43

Debt and equity securities, unrealized gain (loss)	3	5	7	13
Tax effect	—	(2)	(2)	(5)
Debt and equity securities, unrealized gain (loss) – net of tax	3	3	5	8

Cash flow hedging instruments, unrealized gain (loss)	(84)	(38)	16	(163)
Tax effect	32	14	(5)	62
Cash flow hedging instruments, unrealized gain (loss) – net of tax	(52)	(24)	11	(101)

Comprehensive income (loss) attributable to 3M	$1,756	$1,282	$3,506	$2,546

Reclassification adjustments are made to avoid double counting in comprehensive income items that are also recorded as part of net income. 3M had no material reclassification adjustments attributable to noncontrolling interest. As disclosed in Note 9, for the three and nine months ended September 30, 2010, $77 million pre-tax ($48 million after tax) and $231 million pre-tax ($146 million after tax), respectively, were reclassified to earnings from accumulated other comprehensive income attributable to 3M to pension and postretirement expense in the income statement. For the three and nine months ended September 30, 2009, $36 million pre-tax ($23 million after tax) and $106 million pre-tax ($68 million after tax), respectively, were reclassified to earnings. These pension and postretirement expense amounts are shown in the table in Note 9 as amortization of transition (asset) obligation, amortization of prior service cost (benefit) and amortization of net actuarial (gain) loss. In addition, reclassification adjustments include the third quarter 2009 Japan pension settlement as discussed in Note 9. Reclassifications to earnings from accumulated other comprehensive income for debt and equity securities, which primarily include marketable securities, were not material for the three and nine months ended September 30, 2010 and 2009. Refer to Note 10 for a table that recaps pre-tax cash flow hedging instruments reclassifications. Income taxes are not provided for foreign currency translation relating to permanent investments in international subsidiaries, but tax effects within cumulative translation do include impacts from items such as net investment hedge transactions.

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

	Three months ended Sept. 30,		Nine months ended Sept. 30,
(Millions)	2010	2009	2010	2009
Net income attributable to 3M	$1,106	$957	$3,157	$2,258

Transfer from (to) noncontrolling interest	—	(97)	46	(97)
Change in 3M Company shareholders’ equity from net income attributable to 3M and transfers from (to) noncontrolling interest	$1,106	$860	$3,203	$2,161

NOTE 6.  Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2002.

The IRS completed its field examination of the Company’s U.S. federal income tax returns for the years 2005 through 2007 in the fourth quarter of 2009. The Company has protested certain IRS positions within these tax years and has entered into the administrative appeals process with the IRS during the first quarter of 2010. During the first quarter of 2010, the IRS completed its field examination of the Company’s U.S. federal income tax return for the 2008 year. The Company has protested certain IRS positions within this tax year and has entered into the administrative appeals process with the IRS during the second quarter of 2010. Currently, the Company is under examination by the IRS for its U.S. federal income tax returns for the years 2009 and 2010. It is anticipated that the IRS will complete its examination of the Company for 2009 by the end of the first quarter of 2011, and for 2010 by the end of the first quarter of 2012. As of September 30, 2010, the IRS has not proposed any significant adjustments to the Company’s tax positions for which the Company is not adequately reserved.

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

3M anticipates changes to the Company’s uncertain tax positions due to the closing of the various audit years mentioned above. Currently, the Company is not able to reasonably estimate the amount by which the liability for unrecognized tax benefits will increase or decrease during the next 12 months as a result of the ongoing income tax authority examinations. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of September 30, 2010 and December 31, 2009, respectively, are $391 million and $425 million.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in tax expense. The Company recognized in the consolidated statement of income on a gross basis approximately $4 million and $13 million of expense for the three months ended September 30, 2010 and September 30, 2009, respectively, and approximately $5 million of benefit and $19 million expense for the nine months ended September 30, 2010 and September 30, 2009, respectively. At September 30, 2010 and December 31, 2009, accrued interest and penalties in the consolidated balance sheet on a gross basis were $52 million and $53 million, respectively. Included in these interest and penalty amounts are interest and penalties related to tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate, but would accelerate the payment of cash to the taxing authority to an earlier period.

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

While the preceding item increased the effective tax rate, the most significant item that decreased the effective tax rate in the first, second, and third quarters of 2010 related to international taxes. This was due primarily to the 2010 tax benefits resulting from the corporate alignment transactions that allowed the Company to increase its ownership of a foreign subsidiary. The transactions are described in the section of Note 5 entitled “Purchase of Subsidiary Shares and Transfers of Ownership Interest Involving Non-Wholly Owned Subsidiaries”.

The provision for income taxes is determined using the asset and liability approach. Under this approach, deferred income taxes represent the expected future tax consequences of temporary differences between the carrying amounts and tax basis of assets and liabilities. The Company records a valuation allowance to reduce its deferred tax assets when uncertainty regarding their realizability exists. As of September 30, 2010 and December 31, 2009, the ending balance of the Company’s valuation allowance on its deferred tax assets totaled $98 million and $23 million, respectively.

NOTE 7.  Marketable Securities

The Company invests in agency securities, corporate securities, asset-backed securities, treasury securities and other securities. The following is a summary of amounts recorded on the Consolidated Balance Sheet for marketable securities (current and non-current).

(Millions)	Sept. 30, 2010	Dec. 31, 2009

U.S. government agency securities	$478	$326
Foreign government agency securities	46	—
Corporate debt securities	299	154
Commercial paper	30	—
U.S. treasury securities	55	—
U.S. municipal securities	11	—
Asset-backed securities:
Automobile loan related	235	198
Credit card related	143	9
Equipment lease related	43	41
Other	8	8
Asset-backed securities total	429	256
Other securities	39	8

Current marketable securities	$1,387	$744

U.S. government agency securities	$81	$165
Foreign government agency securities	3	—
Corporate debt securities	107	112
U.S. treasury securities	14	94
Asset-backed securities:
Automobile loan related	167	317
Credit card related	41	98
Equipment lease related	23	29
Other	1	5
Asset-backed securities total	232	449
Auction rate securities	6	5

Non-current marketable securities	$443	$825

Total marketable securities	$1,830	$1,569

Classification of marketable securities as current or non-current is dependent upon management’s intended holding period, the security’s maturity date and liquidity considerations based on market conditions. If management intends to hold the securities for longer than one year as of the balance sheet date, they are classified as non-current. At September 30, 2010, gross unrealized losses totaled approximately $9 million (pre-tax), while gross unrealized gains totaled approximately $6 million (pre-tax). At December 31, 2009, gross unrealized losses totaled approximately $12 million (pre-tax), while gross unrealized gains totaled approximately $3 million (pre-tax). Gross realized gains and losses on sales or maturities of marketable securities for the first nine months of 2010 and 2009 were not material. Cost of securities sold use the first in, first out (FIFO) method. Since these marketable securities are classified as available-for-sale securities, changes in fair value will flow through other comprehensive income, with amounts reclassified out of other comprehensive income into earnings upon sale or “other-than-temporary” impairment.

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

The balance at September 30, 2010 for marketable securities and short-term investments by contractual maturity are shown below. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(Millions)	Sept. 30, 2010

Due in one year or less	$959
Due after one year through three years	767
Due after three years through five years	71
Due after five years	33

Total marketable securities	$1,830

3M has a diversified marketable securities portfolio of $1.830 billion as of September 30, 2010. Within this portfolio, current and long-term asset-backed securities (estimated fair value of $661 million) are primarily comprised of interests in automobile loans and credit cards. At September 30, 2010, the asset-backed securities credit ratings were AAA or A-1.

3M’s marketable securities portfolio includes auction rate securities that represent interests in investment grade credit default swaps; however, currently these holdings comprise less than one percent of this portfolio. The estimated fair value of auction rate securities are $6 million and $5 million as of September 30, 2010 and December 31, 2009, respectively. Gross unrealized losses within accumulated other comprehensive income related to auction rate securities totaled $7 million (pre-tax) and $8 million (pre-tax) as of September 30, 2010 and December 31, 2009, respectively. As of September 30, 2010, auction rate securities associated with these balances have been in a loss position for more than 12 months. Since the second half of 2007, these auction rate securities failed to auction due to sell orders exceeding buy orders. Liquidity for these auction-rate securities is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals, usually every 7, 28, 35, or 90 days. The funds associated with failed auctions will not be accessible until a successful auction occurs or a buyer is found outside of the auction process. Refer to Note 11 for a table that reconciles the beginning and ending balances of auction rate securities.

NOTE 8.  Long-Term Debt and Short-Term Borrowings

During the first quarter of 2010, the Company entered into a floating rate note payable of 17.4 billion Japanese Yen (approximately $188 million based on applicable exchange rates at that time) in connection with the purchase of additional interest in the Company’s Sumitomo 3M Limited subsidiary as discussed in Note 5. This note is due in three equal installments of 5.8 billion Japanese Yen, with one installment paid on September 30, 2010, and the remaining installments due March 30, 2011 and September 30, 2011. Interest accrues on the note based on the three-month Tokyo Interbank Offered Rate (TIBOR) plus 40 basis points.

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

In July 2007, in connection with the issuance of a seven-year Eurobond for an amount of 750 million Euros, the Company completed a fixed-to-floating interest rate swap on a notional amount of 400 million Euros as a fair value hedge of a portion of the fixed interest rate Eurobond obligation. In August 2010, the Company terminated 150 million Euros of the notional amount of this swap. As a result, the notional amount remaining after the partial termination is 250 million Euros. The termination of a portion of this swap did not impact the terms of the remaining portion.

NOTE 9.  Pension and Postretirement Benefit Plans

Components of net periodic benefit cost and other supplemental information for the three-month and nine-month periods ended September 30 follow:

Benefit Plan Information

	Three months ended Sept. 30,
	Qualified and Non-qualified Pension Benefits				Postretirement
	United States		International		Benefits
(Millions)	2010	2009	2010	2009	2010	2009
Net periodic benefit cost (benefit)
Service cost	$50	$45	$28	$23	$13	$12
Interest cost	160	154	62	56	22	24
Expected return on plan assets	(233)	(226)	(71)	(62)	(20)	(23)
Amortization of transition (asset) obligation	—	—	—	1	—	—
Amortization of prior service cost (benefit)	4	4	(1)	(2)	(23)	(20)
Amortization of net actuarial (gain) loss	55	25	21	11	21	17
Net periodic benefit cost (benefit)	$36	$2	$39	$27	$13	$10
Settlements, curtailments and special termination benefits	—	1	—	13	—	—
Net periodic benefit cost (benefit) after settlements, curtailments and special termination benefits	$36	$3	$39	$40	$13	$10

	Nine months ended Sept. 30,
	Qualified and Non-qualified Pension Benefits				Postretirement
	United States		International		Benefits
(Millions)	2010	2009	2010	2009	2010	2009
Net periodic benefit cost (benefit)
Service cost	$151	$137	$83	$71	$41	$38
Interest cost	479	464	187	167	66	72
Expected return on plan assets	(697)	(679)	(214)	(185)	(62)	(69)
Amortization of transition (asset) obligation	—	—	1	2	—	—
Amortization of prior service cost (benefit)	10	12	(3)	(4)	(70)	(60)
Amortization of net actuarial (gain) loss	165	74	64	32	64	50
Net periodic benefit cost (benefit)	$108	$8	$118	$83	$39	$31
Settlements, curtailments and special termination benefits	—	26	(22)	14	—	—
Net periodic benefit cost (benefit) after settlements, curtailments and special termination benefits	$108	$34	$96	$97	$39	$31

For the nine months ended September 30, 2010, the Company contributed $392 million to its U.S. and international pension plans and $39 million to its postretirement plans. During the fourth quarter of 2010, the Company expects to contribute approximately $100 million to its U.S. and international pension and postretirement plans. The Company does not have a required minimum pension contribution obligation for its U.S. plans in 2010. However, the Company is considering making an additional discretionary contribution of $700 million in cash to its pension plans in either the fourth quarter of 2010 or first quarter of 2011, assuming that both September 30, 2010 discount rates hold and that September-to-date 2010 asset rate of return performance levels hold. The actual contribution may differ. If rates of return or discount rates become more favorable, 3M would likely contribute much less than this amount. The amount of the anticipated discretionary pension contribution could vary significantly depending on the U.S. plans’ funded status and the anticipated tax deductibility of the contribution. Future contributions will also depend on market conditions, interest rates and other factors. 3M’s annual measurement date for pension and postretirement assets and liabilities is December 31 each year, which is also the date used for the related annual measurement assumptions.

In the fourth quarter of 2010, the Company approved and communicated various changes to its U.S. postretirement benefit plans.  The Company will be providing eligible participants with a savings account benefits-based plan, which replaces the current 3M Retiree Medical Plan. The savings account benefits-based plan can be used to help pay for medical premiums or qualified medical expenses. These changes become effective beginning January 1, 2013, for all Medicare eligible retirees and their Medicare eligible dependents and January 1, 2015, for all non-Medicare eligible retirees and their eligible dependents. These changes are expected to increase the 2010 accumulated benefit obligation by $65 million.

In June 2010, 3M’s Brazilian subsidiary received approval from the government in Brazil to freeze its defined benefit pension plan. Effective March 31, 2010, participants in this subsidiary’s pension plan no longer accrue additional pension benefits. As a result, the Company recorded a $22 million curtailment gain in the second quarter of 2010.

In April 2009, the Company offered a voluntary early retirement incentive program to certain eligible participants of its U.S. pension plans who meet age and years of pension service requirements. The eligible participants who accepted the offer and retired by June 1, 2009 received an enhanced pension benefit. Pension benefits were enhanced by adding one additional year of pension service and one additional year of age for certain benefit calculations. Approximately 700 participants accepted the offer and retired by June 1, 2009. As a result the Company incurred a $21 million charge related to these special termination benefits in the second quarter of 2009.

During 2009, 3M Sumitomo (Japan) experienced a higher number of retirements than normal, largely due to early retirement incentive programs, which required eligible employees who elected to leave the Company to retire by September 2009. Participants in the Japan pension plan had the option of receiving cash lump sum payments when exiting the plan, which a number of participants exiting the pension plan elected to receive. In accordance with ASC 715, Compensation — Retirement Benefits, settlement accounting is required when the lump sum distributions in a year are greater than the sum of the annual service and interest costs. Due to the large number of lump sum payment elections, the Company incurred a $13 million settlement charge in the third quarter of 2009. The Company remeasured the funded status of the Japan pension plan as of September 30, 2009.

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

Additional information with respect to the impacts on other comprehensive income of nonderivative hedging and derivative instruments is included in Note 5. Additional information with respect to the fair value of derivative instruments is included in Note 11.  References to information regarding derivatives and/or hedging instruments associated with the Company’s long-term debt are also made in Note 8 herein and in Note 10 to the Consolidated Financial Statements in 3M’s Current Report on Form 8-K dated May 17, 2010.

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

Cash Flow Hedging - Foreign Currency Forward and Option Contracts: The Company enters into foreign exchange forward and option contracts to hedge against the effect of exchange rate fluctuations on cash flows denominated in foreign currencies and certain intercompany financing transactions. These transactions are designated as cash flow hedges. The settlement or extension of these derivatives will result in reclassifications (from accumulated other comprehensive income) to earnings in the period during which the hedged transactions affect earnings. Generally, 3M dedesignates these cash flow hedge relationships in advance of the occurrence of the forecasted transaction. The portion of gains or losses on the derivative instrument previously accumulated in other comprehensive income for dedesignated hedges remains in accumulated other comprehensive income until the forecasted transaction occurs. Changes in the value of derivative instruments after dedesignation are recorded in earnings and are included in the Derivatives Not Designated as Hedging Instruments section below. Hedge ineffectiveness and the amount excluded from effectiveness testing recognized in income on cash flow hedges were not material for the three and nine month periods ended September 30, 2010 and 2009. The maximum length of time over which 3M hedges its exposure to the variability in future cash flows for a majority of the forecasted transactions is 12 months and, accordingly, at September 30, 2010, the majority of the Company’s open foreign exchange forward and option contracts had maturities of one year or less. The dollar equivalent gross notional amount of the Company’s foreign exchange forward and option contracts designated as cash flow hedges at September 30, 2010 was approximately $3.5 billion.

Cash Flow Hedging - Commodity Price Management: The Company manages commodity price risks through negotiated supply contracts, price protection agreements and forward physical contracts. The Company uses commodity price swaps relative to natural gas as cash flow hedges of forecasted transactions to manage price volatility. The related mark-to-market gain or loss on qualifying hedges is included in other comprehensive income to the extent effective, and reclassified into cost of sales in the period during which the hedged transaction affects earnings. Generally, the length of time over which 3M hedges its exposure to the variability in future cash flows for its forecasted natural gas transactions is 12 months. No significant commodity cash flow hedges were discontinued and hedge ineffectiveness was not material for the three and nine month periods ended September 30, 2010 and 2009. The dollar equivalent gross notional amount of the Company’s natural gas commodity price swaps designated as cash flow hedges at September 30, 2010 was $39 million.

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

Three months ended Sept. 30, 2010 (Millions)	Pretax Gain (Loss) Recognized in Other Comprehensive Income on Effective Portion of Derivative	Pretax Gain (Loss) Recognized in Income on Effective Portion of Derivative as a Result of Reclassification from Accumulated Other Comprehensive Income		Ineffective Portion of Gain (Loss) on Derivative and Amount Excluded from Effectiveness Testing Recognized in Income
Derivatives in Cash Flow Hedging Relationships	Amount	Location	Amount	Location	Amount
Foreign currency forward/option contracts	$(76)	Cost of sales	$5	Cost of sales	$—
Foreign currency forward contracts	108	Interest expense	108	Interest expense	—
Commodity price swap contracts	(6)	Cost of sales	(3)	Cost of sales	—
Total	$26		$110		$—

Nine months ended Sept. 30, 2010 (Millions)	Pretax Gain (Loss) Recognized in Other Comprehensive Income on Effective Portion of Derivative	Pretax Gain (Loss) Recognized in Income on Effective Portion of Derivative as a Result of Reclassification from Accumulated Other Comprehensive Income		Ineffective Portion of Gain (Loss) on Derivative and Amount Excluded from Effectiveness Testing Recognized in Income
Derivatives in Cash Flow Hedging Relationships	Amount	Location	Amount	Location	Amount
Foreign currency forward/option contracts	$(25)	Cost of sales	$(48)	Cost of sales	$—
Foreign currency forward contracts	41	Interest expense	41	Interest expense	—
Commodity price swap contracts	(13)	Cost of sales	(6)	Cost of sales	—
Total	$3		$(13)		$—

Three months ended Sept. 30, 2009 (Millions)	Pretax Gain (Loss) Recognized in Other Comprehensive Income on Effective Portion of Derivative	Pretax Gain (Loss) Recognized in Income on Effective Portion of Derivative as a Result of Reclassification from Accumulated Other Comprehensive Income		Ineffective Portion of Gain (Loss) on Derivative and Amount Excluded from Effectiveness Testing Recognized in Income
Derivatives in Cash Flow Hedging Relationships	Amount	Location	Amount	Location	Amount
Foreign currency forward/option contracts	$(28)	Cost of sales	$28	Cost of sales	$—
Foreign currency forward contracts	42	Interest expense	38	Interest expense	—
Commodity price swap contracts	7	Cost of sales	(10)	Cost of sales	—
Total	$21		$56		$—

Nine months ended Sept. 30, 2009 (Millions)	Pretax Gain (Loss) Recognized in Other Comprehensive Income on Effective Portion of Derivative	Pretax Gain (Loss) Recognized in Income on Effective Portion of Derivative as a Result of Reclassification from Accumulated Other Comprehensive Income		Ineffective Portion of Gain (Loss) on Derivative and Amount Excluded from Effectiveness Testing Recognized in Income
Derivatives in Cash Flow Hedging Relationships	Amount	Location	Amount	Location	Amount
Foreign currency forward/option contracts	$(62)	Cost of sales	$123	Cost of sales	$—
Foreign currency forward contracts	64	Interest expense	54	Interest expense	—
Commodity price swap contracts	(17)	Cost of sales	(29)	Cost of sales	—
Total	$(15)		$148		$—

As of September 30, 2010, the Company had a balance of $25 million associated with the after tax net unrealized loss associated with cash flow hedging instruments recorded in accumulated other comprehensive income. 3M expects to reclassify to earnings over the next 12 months a majority of this balance (with the impact offset by cash flows from underlying hedged items).

Fair Value Hedges:

For derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivatives as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings.

Fair Value Hedging - Interest Rate Swaps: The Company manages interest expense using a mix of fixed and floating rate debt. To help manage borrowing costs, the Company may enter into interest rate swaps. Under these arrangements, the Company agrees to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated by reference to an agreed-upon notional principal amount. The mark-to-market of these fair value hedges is recorded as gains or losses in interest expense and is offset by the gain or loss of the underlying debt instrument, which also is recorded in interest expense. These fair value hedges are highly effective and, thus, there is no impact on earnings due to hedge ineffectiveness. The dollar equivalent (based on inception date foreign currency exchange rates) gross notional amount of the Company’s interest rate swaps at September 30, 2010 was $1.1 billion.

At September 30, 2010, the Company had interest rate swaps designated as fair value hedges of underlying fixed rate obligations. In November 2006, the Company entered into a $400 million fixed-to-floating interest rate swap concurrent with the issuance of the three-year medium-term note due in 2009. In July 2007, in connection with the issuance of a seven-year Eurobond for an amount of 750 million Euros, the Company completed a fixed-to-floating interest rate swap on a notional amount of 400 million Euros as a fair value hedge of a portion of the fixed interest rate Eurobond obligation. In August 2010, the Company terminated 150 million Euros of the notional amount of this swap. As a result, a gain of 18 million Euros, recorded as part of the balance of the underlying debt, will be amortized over this debt’s remaining life. The Company also has two fixed-to-floating interest rate swaps with an aggregate notional amount of $800 million designated as fair value hedges of the fixed interest rate obligation under the existing $800 million, three-year, 4.50% notes issued in October 2008.

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

The location in the consolidated statements of income and amounts of gains and losses related to derivative instruments designated as fair value hedges and similar information relative to the hedged items are as follows:

Three months ended Sept. 30, 2010 (Millions)	Gain (Loss) on Derivative Recognized in Income		Gain (Loss) on Hedged Item Recognized in Income
Derivatives in Fair Value Hedging Relationships	Location	Amount	Location	Amount
Interest rate swap contracts	Interest expense	$(16)	Interest expense	$16
Total		$(16)		$16

Nine months ended Sept. 30, 2010 (Millions)	Gain (Loss) on Derivative Recognized in Income		Gain (Loss) on Hedged Item Recognized in Income
Derivatives in Fair Value Hedging Relationships	Location	Amount	Location	Amount
Interest rate swap contracts	Interest expense	$(6)	Interest expense	$6
Total		$(6)		$6

Three months ended Sept. 30, 2009 (Millions)	Gain (Loss) on Derivative Recognized in Income		Gain (Loss) on Hedged Item Recognized in Income
Derivatives in Fair Value Hedging Relationships	Location	Amount	Location	Amount
Interest rate swap contracts	Interest expense	$8	Interest expense	$(8)
Total		$8		$(8)

Nine months ended Sept. 30, 2009 (Millions)	Gain (Loss) on Derivative Recognized in Income		Gain (Loss) on Hedged Item Recognized in Income
Derivatives in Fair Value Hedging Relationships	Location	Amount	Location	Amount
Interest rate swap contracts	Interest expense	$12	Interest expense	$(12)
Total		$12		$(12)

Net Investment Hedges:

As circumstances warrant, the Company uses cross currency swaps, forwards and foreign currency denominated debt to hedge portions of the Company’s net investments in foreign operations. For hedges that meet the effectiveness requirements, the net gains or losses attributable to changes in spot exchange rates are recorded in cumulative translation within other comprehensive income. The remainder of the change in value of such instruments is recorded in earnings. Recognition in earnings of amounts previously recorded in cumulative translation is limited to circumstances such as complete or substantially complete liquidation of the net investment in the hedged foreign operation. At September 30, 2010, there were no cross currency swaps and foreign currency forward contracts designated as net investment hedges.

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

Three months ended Sept. 30, 2010 (Millions) Derivative and Nonderivative Instruments in	Pretax Gain (Loss) Recognized as Cumulative Translation within Other Comprehensive Income on Effective Portion of Instrument	Ineffective Portion of Gain (Loss) on Instrument and Amount Excluded from Effectiveness Testing Recognized in Income
Net Investment Hedging Relationships	Amount	Location	Amount
Foreign currency denominated debt	$(148)	N/A	$—
Total	$(148)		$—

Nine months ended Sept. 30, 2010 (Millions) Derivative and Nonderivative Instruments in	Pretax Gain (Loss) Recognized as Cumulative Translation within Other Comprehensive Income on Effective Portion of Instrument	Ineffective Portion of Gain (Loss) on Instrument and Amount Excluded from Effectiveness Testing Recognized in Income
Net Investment Hedging Relationships	Amount	Location	Amount
Foreign currency denominated debt	$77	N/A	$—
Total	$77		$—

Three months ended Sept. 30, 2009 (Millions) Derivative and Nonderivative Instruments in	Pretax Gain (Loss) Recognized as Cumulative Translation within Other Comprehensive Income on Effective Portion of Instrument	Ineffective Portion of Gain (Loss) on Instrument and Amount Excluded from Effectiveness Testing Recognized in Income
Net Investment Hedging Relationships	Amount	Location	Amount
Cross currency swap contracts	$(27)	Interest expense	$—
Foreign currency denominated debt	(70)	N/A	—
Total	$(97)		$—

Nine months ended Sept. 30, 2009 (Millions) Derivative and Nonderivative Instruments in	Pretax Gain (Loss) Recognized as Cumulative Translation within Other Comprehensive Income on Effective Portion of Instrument	Ineffective Portion of Gain (Loss) on Instrument and Amount Excluded from Effectiveness Testing Recognized in Income
Net Investment Hedging Relationships	Amount	Location	Amount
Cross currency swap contracts	$(8)	Interest expense	$—
Foreign currency denominated debt	(50)	N/A	—
Total	$(58)		$—

Derivatives Not Designated as Hedging Instruments:

Derivatives not designated as hedging instruments include dedesignated foreign currency forward and option contracts that formerly were designated in cash flow hedging relationships (as referenced in the Cash Flow Hedges section above). In addition, 3M enters into foreign currency forward contracts and commodity price swaps to offset, in part, the impacts of certain intercompany activities (primarily associated with intercompany licensing arrangements) and fluctuations in costs associated with the use of certain precious metals, respectively. These derivative instruments are not designated in hedging relationships; therefore, fair value gains and losses on these contracts are recorded in earnings. The dollar equivalent gross notional amount of these forward, option and swap contracts not designated as hedging instruments totaled $961 million as of September 30, 2010. The Company does not hold or issue derivative financial instruments for trading purposes.

The location in the consolidated statements of income and amounts of gains and losses related to derivative instruments not designated as hedging instruments are as follows:

	Three months ended Sept. 30, 2010		Nine months ended Sept. 30, 2010
	Gain (Loss) on Derivative		Gain (Loss) on Derivative
(Millions)	Recognized in Income		Recognized in Income
Derivatives Not Designated as Hedging Instruments	Location	Amount	Location	Amount
Foreign currency forward/option contracts	Cost of sales	$(38)	Cost of sales	$(12)
Foreign currency forward contracts	Interest expense	(7)	Interest expense	(18)
Commodity price swap contracts	Cost of sales	—	Cost of sales	—
Total		$(45)		$(30)

	Three months ended Sept. 30, 2009		Nine months ended Sept. 30, 2009
	Gain (Loss) on Derivative		Gain (Loss) on Derivative
(Millions)	Recognized in Income		Recognized in Income
Derivatives Not Designated as Hedging Instruments	Location	Amount	Location	Amount
Foreign currency forward/option contracts	Cost of sales	$(60)	Cost of sales	$(39)
Foreign currency forward contracts	Interest expense	(4)	Interest expense	8
Commodity price swap contracts	Cost of sales	3	Cost of sales	2
Total		$(61)		$(29)

Location and Fair Value Amount of Derivative Instruments

The following table summarizes the fair value of 3M’s derivative instruments, excluding nonderivative instruments used as hedging instruments, and their location in the consolidated balance sheet.

September 30, 2010
(Millions)	Assets		Liabilities
Fair Value of Derivative Instruments	Location	Amount	Location	Amount

Derivatives designated as hedging instruments
Foreign currency forward/option contracts	Other current assets	$80	Other current liabilities	$51
Commodity price swap contracts	Other current assets	—	Other current liabilities	8
Interest rate swap contracts	Other assets	47	Other liabilities	—
Total derivatives designated as hedging instruments		$127		$59

Derivatives not designated as hedging instruments
Foreign currency forward/option contracts	Other current assets	$18	Other current liabilities	$30
Total derivatives not designated as hedging instruments		$18		$30

Total derivative instruments		$145		$89

December 31, 2009 (Millions)	Assets		Liabilities
Fair Value of Derivative Instruments	Location	Amount	Location	Amount

Derivatives designated as hedging instruments
Foreign currency forward/option contracts	Other current assets	$17	Other current liabilities	$41
Commodity price swap contracts	Other current assets	1	Other current liabilities	1
Interest rate swap contracts	Other assets	54	Other liabilities	—
Total derivatives designated as hedging instruments		$72		$42

Derivatives not designated as hedging instruments
Foreign currency forward/option contracts	Other current assets	$6	Other current liabilities	$52
Commodity price swap contracts	Other current assets	1	Other current liabilities	—
Total derivatives not designated as hedging instruments		$7		$52

Total derivative instruments		$79		$94

Additional information with respect to the fair value of derivative instruments is included in Note 11.

Currency Effects and Credit Risk

Currency Effects: 3M estimates that year-on-year currency effects, including hedging impacts, decreased net income attributable to 3M by approximately $15 million for the three months ended September 30, 2010 and increased net income attributable to 3M by approximately $15 million for the nine months ended September 30, 2010. This estimate includes the effect of translating profits from local currencies into U.S. dollars; the impact of currency fluctuations on the transfer of goods between 3M operations in the United States and abroad; and transaction gains and losses, including derivative instruments designed to reduce foreign currency exchange rate risks. 3M estimates that year-on-year derivative and other transaction gains and losses decreased net income attributable to 3M by approximately $30 million for the three months ended September 30, 2010 and decreased net income attributable to 3M by approximately $110 million for the nine months ended September 30, 2010.

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis:

For 3M, assets and liabilities that are measured at fair value on a recurring basis primarily relate to available-for-sale marketable securities, available-for-sale investments (included as part of investments in the Consolidated Balance Sheet) and certain derivative instruments. Derivatives include cash flow hedges, interest rate swaps and most net investment hedges. The information in the following paragraphs and tables primarily addresses matters relative to these financial assets and liabilities. Separately, there were no material fair value measurements with respect to nonfinancial assets or liabilities that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis for the nine month periods ended September 30, 2010 and 2009.

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

The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis.

	Fair Value
(Millions)	at Sept. 30,	Fair Value Measurements Using Inputs Considered as
Description	2010	Level 1	Level 2	Level 3
Assets:
Available-for-sale:
Marketable securities:
U.S. government agency securities	$559	$—	$559	$—
Foreign government agency securities	49	—	49	—
Corporate debt securities	406	—	406	—
Commercial paper	30	—	30	—
Asset-backed securities:
Automobile loan related	402	—	402	—
Credit card related	184	—	184	—
Equipment lease related	66	—	66	—
Other	9	—	9	—
U.S. treasury securities	69	69	—
U.S. municipal securities	11	—	11	—
Auction rate securities	6	—	—	6
Other securities	39	—	39	—
Investments	11	11	—	—
Derivative instruments — assets:
Foreign currency forward/option contracts	98	96	2	—
Interest rate swap contracts	47	—	47	—

Liabilities:
Derivative instruments — liabilities:
Foreign currency forward/option contracts	81	81	—	—
Commodity price swap contracts	8	8	—	—

	Fair Value
(Millions)	at Dec. 31,	Fair Value Measurements Using Inputs Considered as
Description	2009	Level 1	Level 2	Level 3
Assets:
Available-for-sale:
Marketable securities:
U.S. government agency securities	$491	$—	$491	$—
Corporate debt securities	266	—	266	—
Asset-backed securities:
Automobile loan related	515	—	515	—
Credit card related	107	—	107	—
Equipment lease related	70	—	70	—
Other	13	—	13	—
U.S. treasury securities	94	94	—	—
Auction rate securities	5	—	—	5
Other securities	8	—	8	—
Investments	11	11	—	—
Derivative instruments — assets:
Foreign currency forward/option contracts	23	22	1	—
Commodity price swap contracts	2	2	—	—
Interest rate swap contracts	54	—	54	—

Liabilities:
Derivative instruments — liabilities:
Foreign currency forward/option contracts	93	93	—	—
Commodity price swap contracts	1	1	—	—

The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3).

(Millions)	Three months ended Sept. 30,		Nine months ended Sept. 30,
Marketable securities — auction rate securities only	2010	2009	2010	2009
Beginning balance	$7	$4	$5	$1
Total gains or losses:
Included in earnings	—	—	—	—
Included in other comprehensive income	(1)	2	1	5
Purchases, issuances, and settlements	—	—	—	—
Transfers in and/or out of Level 3	—	—	—	—
Ending balance (September 30)	6	6	6	6

Additional losses included in earnings due to reclassifications from other comprehensive income for:
Securities sold during the period ended September 30	—	—	—	—
Securities still held at September 30	—	—	—	—

In addition, the plan assets of 3M’s pension and postretirement benefit plans are measured at fair value on a recurring basis (at least annually). Refer to Note 11 in 3M’s Current Report on Form 8-K dated May 17, 2010.

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis:

Disclosures are required for assets and liabilities that are measured at fair value, but are recognized and disclosed at fair value on a nonrecurring basis. During the nine months ended September 30, 2010 and 2009, such measurements of fair value related primarily to the identifiable assets and liabilities with respect to the business combinations that closed in 2010 and 2009 and long-lived asset impairments in 2009.

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

There were no long-lived asset impairments for the three months or nine months ended September 30, 2010. There were no long-lived asset impairments for the three months ended September 30, 2009. Long-lived asset impairments for the nine months ended September 30, 2009, included the portion of 2009 restructuring actions related to long-lived asset impairments as discussed in Note 4, with the complete carrying amount of such assets written off and included in operating income results. In addition to the restructuring activities, in June 2009 the Company recorded a $13 million impairment of certain long-lived assets associated with the UK passport production activity of 3M’s Security Systems Division (within the Safety, Security and Protection Services business segment). In June 2009, 3M was notified that the UK government decided to award the production of its passports to a competitor upon the expiration of 3M’s existing UK passport contracts in October 2010. Accordingly, 3M tested the long lived assets associated with the UK passport activity for recoverability which indicated that the asset grouping’s carrying amount exceeded the remaining expected cash flows. As a result, associated assets were written down to a fair value of $41 million in June 2009. 3M primarily uses a discounted cash flow model that uses inputs other than quoted prices that are observable, such as interest rates and cost of capital, to determine the fair value of such assets. 3M considers these level 2 inputs.

Three months ended Sept. 30, 2010		Fair Value Measurements Using
(Millions)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Description
Business Combinations	$7	$—	$7	$—	$—

Nine months ended Sept. 30, 2010		Fair Value Measurements Using
(Millions)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Description
Business Combinations	$115	$—	$115	$—	$—

Three months ended Sept. 30, 2009		Fair Value Measurements Using
(Millions)	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Description
Business combinations	$43	$—	$43	$—	$—

Nine months ended Sept. 30, 2009		Fair Value Measurements Using
(Millions)	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Description
Long-lived assets held and used	$41	$—	$41	$—	$(32)
Business combinations	50	—	50	—	—

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

	September 30, 2010		December 31, 2009
(Millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, excluding current portion	$5,105	$5,529	$5,097	$5,355

The fair values reflected above consider the terms of the related debt absent the impacts of derivative/hedging activity. The carrying amount of long-term debt referenced above is impacted by certain fixed-to-floating interest rate swaps that are designated as fair value hedges and by the designation of fixed rate Eurobond securities issued by the Company as hedging instruments of the Company’s net investment in its European subsidiaries. 3M’s fixed-rate bonds are trading at a premium at September 30, 2010 and December 31, 2009 due to the low interest rates and tightening of 3M’s credit spreads.

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

French Competition Authority Investigation

On December 4, 2008, the Company’s subsidiary in France received a Statement of Objections from the French Competition Authority alleging an abuse of a dominant position regarding the supply of retro-reflective films for vertical signing applications in France and participation in a concerted practice with the major French manufacturers of vertical signs. The Statement of Objections is an intermediate stage in the proceedings and no final determination regarding an infringement of French competition rules has been made. 3M has filed its response denying that the Statement of Objections states a valid claim against 3M. A hearing before a panel of the Competition Authority occurred in September 2010. The Competition Authority is expected to render its decision in the fourth quarter of 2010. It is difficult to predict the final outcome of the investigation at this time.

Compliance Matters

On November 12, 2009, the Company contacted the Department of Justice (DOJ) and Securities and Exchange Commission (SEC) to voluntarily disclose that the Company was conducting an internal investigation as a result of reports it received about its subsidiary in Turkey, alleging bid rigging and bribery and other inappropriate conduct in connection with the supply of certain reflective and other materials and related services to Turkish government entities. The Company also contacted certain affected government agencies in Turkey.  The Company continues to cooperate with the DOJ and SEC in the Company’s ongoing investigation of this matter.  The Company retained outside counsel to conduct an assessment of its policies, practices, and controls and to evaluate its overall compliance with the Foreign Corrupt Practices Act, including an ongoing review of our practices in certain other countries.  The Company cannot predict at this time the outcome of its investigation or what regulatory actions may be taken or what other consequences may result.

Employment Litigation

Whitaker lawsuit: As previously reported, in December, 2004, one current and one former employee of the Company filed a purported class action in the District Court of Ramsey County, Minnesota, seeking to represent a class of all current and certain former salaried employees employed by the Company in Minnesota below a certain salary grade who were age 46 or older at any time during the applicable period to be determined by the Court (the “Whitaker” lawsuit). The complaint alleges the plaintiffs suffered various forms of employment discrimination on the basis of age in violation of the Minnesota Human Rights Act and seeks injunctive relief, unspecified compensatory damages (which they seek to treble under the statute), including back and front pay, punitive damages (limited by statute to $8,500 per claimant) and attorneys’ fees. In January 2006, the plaintiffs filed a motion to join four additional named plaintiffs. This motion was unopposed by the Company and the four plaintiffs were joined in the case, although one plaintiff’s claim was dismissed following an individual settlement. A class certification hearing was held in December 2007. On April 11, 2008, the Court granted the plaintiffs’ motion to certify the case as a class action and defined the class as all persons who were 46 or older when employed by 3M in Minnesota in a salaried exempt position below a certain salary grade at any time on or after May 10, 2003, and who did not sign a document on their last day of employment purporting to release claims arising out of their employment with 3M.  On April 28, 2009, the Minnesota Court of Appeals reversed the District Court’s class certification decision. The Court of Appeals found that the District Court had not required plaintiffs to meet the proper legal standards for certification of a class under Minnesota law and incorrectly had deferred resolving certain factual disputes that were relevant to the class certification requirements. The Court of Appeals remanded the case to the District Court for further proceedings in line with the evidentiary standards defined in its opinion. The trial court took expert testimony on the class certification issue on May 5-6, 2010 and held a hearing on the issue on August 25, 2010, and later this year will issue a new decision on whether the case should proceed as a class action.

Garcia lawsuit: The Company was served on May 7, 2009 with a purported class action/collective action age discrimination lawsuit, which was filed in United States District Court for the Northern District of California, San Jose Division (the “Garcia lawsuit”). The case has since been transferred to the U.S. District Court for the District of Minnesota.  The case is still in the initial phase of discovery.

In this case, five former and one current employee of the Company are seeking to represent all current and former salaried employees employed by the Company in the United States during the liability period, which plaintiffs define as 2001 to the present. In addition to the six named plaintiffs, there are presently 87 other current or former employees who have signed “opt-in” forms, seeking to join the action.  This number has changed since the case was filed and is likely to change again as the case progresses. The Garcia lawsuit expressly excludes those persons encompassed within the proposed class in the Whitaker lawsuit.  The same firm, joined by additional California counsel and local Minnesota counsel for the Garcia lawsuit, represents the plaintiffs in both cases.

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

EEOC age-discrimination charges: Six former employees and one current employee, all but one of whom are plaintiffs in the Garcia lawsuit, have also filed age discrimination charges against the Company with the U.S. Equal Employment Opportunity Commission and various pertinent state agencies, alleging age discrimination similar to the Whitaker and Garcia lawsuits and claiming that a class of similarly situated persons exists.  Of these, three former employees filed charges in 2005 in Minnesota, Texas, and California. These filings include allegations that the release of claims signed by certain former employees in the purported class defined in the charges is invalid for various reasons and assert age discrimination claims on behalf of certain current and former salaried employees in states other than Minnesota and New Jersey. In 2006, a current employee filed an age discrimination charge against the Company with the U.S. Equal Employment Opportunity Commission and the pertinent state agency in Missouri, asserting claims on behalf of a class of all current and certain former salaried employees who worked in Missouri and other states other than Minnesota and New Jersey. In 2007, a former employee filed an age discrimination charge against the Company with the U.S. Equal Employment Opportunity Commission and the pertinent state agency in California, asserting claims on behalf of a class of all current and certain former salaried employees who worked in California.  In January 2009, two former employees filed age discrimination charges against the Company with the U.S. Equal Employment Opportunity Commission and the pertinent state agency in Minnesota.  The filings include allegations that the release of claims signed by certain former employees in the purported class defined in the charges is invalid for various reasons and assert age discrimination claims on behalf of certain current and former salaried employees in states other than Minnesota. The same law firm represents the plaintiffs in the Whitaker lawsuit as well as the claimants in each of these EEOC proceedings.

Respirator Mask/Asbestos Litigation

As of September 30, 2010, the Company is a named defendant, with multiple co-defendants, in numerous lawsuits in various courts that purport to represent approximately 2,190 individual claimants, down from the approximately 2,510 individual claimants with actions pending at December 31, 2009.

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

As of September 30, 2010, Aearo and/or other companies that previously owned and operated Aearo’s respirator business (American Optical Corporation, Warner-Lambert LLC, AO Corp. and Cabot Corporation (“Cabot”)) are named defendants, with multiple co-defendants, sometimes including the Company, in numerous lawsuits in various courts in which plaintiffs allege use of mask and respirator products and seek damages from Aearo and other defendants for alleged personal injury from workplace exposures to asbestos, silica-related, or other occupational dusts found in products manufactured by other defendants or generally in the workplace.

As of September 30, 2010, the Company, through its Aearo subsidiary, has recorded $33 million as an estimate of the probable liabilities for product liabilities and defense costs related to current and future Aearo-related asbestos and silica-related claims. Responsibility for legal costs, as well as for settlements and judgments, is currently shared in an informal arrangement among Aearo, Cabot, American Optical Corporation and a subsidiary of Warner Lambert and their insurers (the “Payor Group”). Liability is allocated among the parties based on the number of years each company sold respiratory products under the “AO Safety” brand and/or owned the AO Safety Division of American Optical Corporation and the alleged years of exposure of the individual plaintiff.  Aearo’s share of the contingent liability is further limited by an agreement entered into between Aearo and Cabot on July 11, 1995. This agreement provides that, so long as Aearo pays to Cabot an annual fee of $400,000, Cabot will retain responsibility and liability for, and indemnify Aearo against, asbestos and silica-related product liability claims for respirators manufactured prior to July 11, 1995.  Because the date of manufacture for a particular respirator allegedly used in the past is often difficult to determine, Aearo and Cabot have applied the agreement to claims arising out of the alleged use of respirators while exposed to asbestos or silica or products containing asbestos or silica prior to January 1, 1997. With these arrangements in place, Aearo’s potential liability is limited to exposures alleged to have arisen from the use of respirators while exposed to asbestos, silica or other occupational dusts on or after January 1, 1997.

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

The Company continues to work with the Minnesota Pollution Control Agency (MPCA) pursuant to the terms of the previously disclosed May 2007 Settlement Agreement and Consent Order to address the presence of perfluorinated compounds in the soil and groundwater at former disposal sites in Washington County Minnesota and at the Company’s manufacturing facility at Cottage Grove Minnesota. Under this agreement, the Company’s principal obligations include (i) evaluating releases of perfluoronated compounds from these sites and proposing response actions; (ii) providing alternative drinking water if and when an Health Based Value (“HBV”) or Health Risk Limit (“HRL”) (i.e., the amount of a chemical in drinking water determined by the Minnesota Department of Health to be safe for people to drink for a lifetime) is exceeded for any perfluoronated compounds as a result of contamination from these sites; (iii) remediating any source of other PFCs at these sites that is not controlled by actions to remediate PFOA and PFOS; and (iv) sharing information with the MPCA about perfluoronated compounds. During 2008, the MPCA issued formal decisions adopting remedial options for the former disposal sites in Washington County Minnesota (Oakdale and Woodbury).  In August 2009, the MPCA issued a formal decision adopting remedial options for the Company’s Cottage Grove manufacturing facility.  At each location the remedial options were among those recommended by the Company. During the spring and summer of

2010, 3M began implementing the remedial options at the Cottage Grove and Woodbury sites.  3M expects to commence the remedial option at the Oakdale site later this year.  Remediation work will continue at all three sites into 2011.

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

The Minnesota Pollution Control Agency and the Minnesota Department of Natural Resources, acting in their capacity as trustees (“Trustees”) of the natural resources of the State of Minnesota, have indicated an intent to commence a legal action against 3M to recover natural resource damages under the Minnesota Environmental Response and Liability Act (MERLA) with respect to the presence of PFC’s in the groundwater in Washington County, Minnesota and in the surface water of the Mississippi River in the area of the 3M Cottage Grove, Minnesota facility.  The parties have entered into an agreement tolling the statute of limitations on any such claim until the end of the year or upon termination by either party to allow for discussions to take place to determine if a resolution can be reached.  3M believes that MERLA does not define PFCs as a “hazardous substance” and, as a result, does not provide any basis for recovery of natural resource damages.

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

In February 2009, a resident of Franklin County, Alabama, filed a purported class action lawsuit in the Circuit Court of Franklin County seeking compensatory damages and injunctive relief based on the application by the Decatur wastewater treatment plant of wastewater treatment sludge to farmland and grasslands in the state that allegedly contain PFOA, PFOS and other perfluorochemicals. The named defendants in the case include 3M, Dyneon LLC, Daikin America, Inc., Synagro-WWT, Inc., Synagro South, LLC and Biological Processors of America.  The named plaintiff seeks to represent a class of all persons within the State of Alabama, Inc. who, within the past six years, have had PFOA, PFOS and other perfluorochemicals released or deposited on their property.  The defendants challenged venue in Franklin County, arguing that the plaintiff had no connections to that county and asking that it be transferred to Morgan County, where the other cases are filed.  The trial court found venue was proper in a different, adjoining county. Following a successful appeal to the Alabama Supreme Court, the case was transferred to Morgan County. Pursuant to a motion filed by the defendants, this case also has been abated, or stayed, pending the outcome in the first case filed in Morgan County, in 2002.  Again, no activity is expected in this case unless and until the stay is lifted.

In July 2009, the Emerald Coast Utilities Authority in Florida filed a lawsuit against the Company, E.I. DuPont de Nemours and Company, Solutia, Inc., and Fire Ram International, Inc. in the Escambia County Circuit Court alleging contamination of public drinking water wells from PFOA and PFOS and seeking to recover costs related to investigation, treatment, remediation and monitoring of alleged PFOA and PFOS contamination of its wells.  The Company, joined by the other defendants, removed the lawsuit to the U. S. District Court for the Northern District of Florida.  On November 19, 2009 the District Court denied the plaintiff’s motion to remand the case to state court, finding that plaintiff’s joinder of the only Florida defendant, Fire Ram International, Inc., was fraudulent.  The District Court subsequently denied the plaintiff’s motion for leave to file an amended complaint on grounds of timeliness. On April 29, 2010, the Company and the other defendants argued motions for summary judgment, seeking dismissal of the case on various legal grounds.  On September 29, 2010, the Court granted these motions and dismissed the lawsuit with prejudice.

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

Accrued Liabilities and Insurance Receivables Related to Legal Proceedings

The following table shows the major categories of significant legal matters — respirator/mask/asbestos litigation (including Aearo), environmental remediation and other environmental liabilities — for which the Company has been able to estimate its probable liability and for which the Company has taken reserves and the related insurance receivables:

Liability and Receivable Balances	Sept. 30,	Dec. 31,
(Millions)	2010	2009

Respirator mask/asbestos liabilities	$124	$138
Respirator mask/asbestos insurance receivables	119	143

Environmental remediation liabilities	$29	$31
Environmental remediation insurance receivables	15	15

Other environmental liabilities	$98	$117

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

As a result of the greater cost of resolving claims of persons with malignant conditions, as of September 30, 2010, the Company increased its reserves for respirator mask/asbestos liabilities by $5 million and increased its receivables for insurance recoveries by $1 million related to this litigation. As a result of settlements reached with its insurers (primarily in the first quarter of 2010), the Company was paid approximately $25 million for the first nine months of 2010 in connection with the respirator mask/asbestos receivable.

As previously reported, on January 5, 2007 the Company was served with a declaratory judgment action filed on behalf of two of its insurers (Continental Casualty and Continental Insurance Co. — both part of the Continental Casualty Group) disclaiming coverage for respirator mask/asbestos claims. These insurers represent approximately $14 million of the $119 million insurance recovery receivable referenced in the above table. The action, pending in the District Court in Ramsey County, Minnesota, seeks declaratory judgment regarding coverage provided by the policies and the allocation of covered costs among the policies issued by the various insurers. The action named, in addition to the Company, over 60 of the Company’s insurers. This action is similar in nature to an action filed in 1994 with respect to breast implant coverage, which ultimately resulted in the Minnesota Supreme Court’s ruling of 2003 that was largely in the Company’s favor.  The plaintiff insurers have served an amended complaint that names some additional insurers and deletes others.  Several of the insurer defendants named in the amended complaint have been dismissed because of settlements they have reached with 3M regarding the matters at issue in the lawsuit. Three additional insurers have recently been or are being added as parties to the case.  The case remains in its early stages with a trial scheduled to begin in June, 2012.

NOTE 13. Stock-Based Compensation

In May 2008, shareholders approved 35 million shares for issuance under the “3M 2008 Long-Term Incentive Plan”, which replaced and succeeded the 2005 Management Stock Ownership Program (MSOP), the 3M Performance Unit Plan, and the 1992 Directors Stock Ownership Program. In May 2010, shareholders approved an additional 29 million shares for issuance under the 2008 Plan, increasing the number of approved shares from 35 million to 64 million shares. Shares under this plan may be issued in the form of Incentive Stock Options, Nonqualified Stock Options, Progressive Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Other Stock Awards, and Performance Units and Performance Shares. Awards denominated in shares of common stock other than options and Stock Appreciation Rights, per the 2008 Plan, count against the 64 million share limit as 3.38 shares for every one share covered by such award (for full value awards with grant dates prior to May 11, 2010), or as 2.87 shares for every one share covered by such award (for full value awards with grant dates of May 11, 2010, or later). The remaining total shares available for grant under the 2008 Long Term Incentive Plan Program are 32,083,364 as of September 30, 2010.

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

	Three months ended		Nine months ended
	September 30,		September 30,
(Millions)	2010	2009	2010	2009
Cost of sales	$6	$8	$26	$32
Selling, general and administrative expenses	45	29	174	115
Research, development and related expenses	6	7	28	29

Stock-based compensation expenses	$57	$44	$228	$176

Income tax benefits	$(13)	$(13)	$(68)	$(56)

Stock-based compensation expenses, net of tax	$44	$31	$160	$120

The following table summarizes stock option activity during the nine months ended September 30, 2010:

Stock Option Program

			Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic Value
	Options	Price*	Life* (months)	(millions)
Under option —
January 1	74,268,165	$72.39
Granted
Annual	5,788,313	78.79
Progressive (Reload)	165,756	86.37
Other	27,911	82.13
Exercised	(7,572,951)	57.24
Canceled	(238,488)	70.34
September 30	72,438,706	$74.53	58	$890
Options exercisable
September 30	60,211,190	$75.50	49	$682

*Weighted average

As of September 30, 2010, there was $81 million of compensation expense that has yet to be recognized related to non-vested stock option based awards. This expense is expected to be recognized over the remaining vesting period with a weighted-average life of 1.8 years. The total intrinsic values of stock options exercised was $214 million and $52 million during the nine-month periods ended September 30, 2010 and 2009, respectively. Cash received from options exercised was $433 million and $226 million for the nine months ended September 30, 2010 and 2009, respectively. The Company’s actual tax benefits realized for the tax deductions related to the exercise of employee stock options were $63 million and $16 million for the nine months ended September 30, 2010 and 2009, respectively. Capitalized stock-based compensation amounts were not material at September 30, 2010.

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

Restricted stock unit grants generally vest at the end of three years. The one-time “buyout” restricted stock unit grant in 2007 vests at the end of five years. The following table summarizes restricted stock and restricted stock unit activity during the nine months ended September 30, 2010:

Restricted Stock and Restricted Stock Units	Number of Awards	Grant Date Fair Value*
Nonvested balance —
As of January 1	4,379,480	$68.85
Granted
Annual	902,550	78.81
Performance shares	686,322	73.98
Other	516,515	79.45
Vested	(796,943)	79.40
Forfeited	(42,877)	69.57
As of September 30	5,645,047	$70.54

*Weighted average

As of September 30, 2010, there was $126 million of compensation expense that has yet to be recognized related to non-vested restricted stock and restricted stock units. This expense is expected to be recognized over the remaining vesting period with a weighted-average life of 1.8 years. The total fair value of restricted stock and restricted stock units that vested during the nine month period ended September 30, 2010 was $60 million and for the nine month period ended September 30, 2009 was $4 million. The Company’s actual tax benefits realized for the tax deductions related to the vesting of restricted stock and restricted stock units were $20 million for the nine months ended September 30, 2010 and were not material for the nine months ended September 30, 2009.

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

The financial information presented herein reflects the impact of all of the preceding segment structure changes for all periods presented.

Business Segment Information	Three months ended		Nine months ended
	September 30,		September 30,
(Millions)	2010	2009	2010	2009

Net Sales
Industrial and Transportation	$2,208	$1,934	$6,441	$5,288
Health Care	1,093	1,083	3,323	3,145
Consumer and Office	1,026	923	2,892	2,584
Display and Graphics	1,065	896	2,981	2,315
Safety, Security and Protection Services	810	831	2,461	2,272
Electro and Communications	772	617	2,163	1,648
Corporate and Unallocated	6	4	13	12
Elimination of Dual Credit	(106)	(95)	(321)	(263)
Total Company	$6,874	$6,193	$19,953	$17,001

Operating Income
Industrial and Transportation	$446	$391	$1,376	$853
Health Care	326	339	1,017	975
Consumer and Office	235	227	665	589
Display and Graphics	282	206	802	449
Safety, Security and Protection Services	164	227	542	532
Electro and Communications	173	116	475	204
Corporate and Unallocated	(26)	(7)	(189)	(72)
Elimination of Dual Credit	(24)	(21)	(71)	(58)
Total Company	$1,576	$1,478	$4,617	$3,472

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM*

To the Stockholders and Board of Directors of 3M Company:

We have reviewed the accompanying consolidated balance sheet of 3M Company and its subsidiaries as of September 30, 2010, and the related consolidated statements of income for the three-month and nine-month periods ended September 30, 2010 and 2009 and the consolidated statement of cash flows for the nine-month periods ended September 30, 2010 and 2009. These interim financial statements are the responsibility of the Company’s management.

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

November 5, 2010

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

Third-quarter 2010 sales increased 11.0 percent to $6.9 billion, driven by organic volume growth of 10.8 percent. This was the fourth consecutive quarter where year-on-year total sales growth exceeded 10 percent.  Acquisition benefits of 0.5 percent were partially offset by selling price declines of 0.2 percent and divestiture impacts of 0.1 percent. Year-on-year changes in foreign exchange rates had no impact on third quarter worldwide sales. Third-quarter sales growth was broad-based, with local-currency year-on-year increases of 24 percent in Electro and Communications, 18 percent in Display and Graphics, 14 percent in Industrial and Transportation, 11 percent in Consumer and Office and 2 percent in Health Care. In the Safety, Security and Protection Services business, local currency sales declined 2 percent versus the third quarter of 2009.

On a geographic basis, third-quarter 2010 sales rose 28 percent in Asia Pacific, 14 percent in Latin America/Canada and 6 percent in the United States. In Europe, organic sales volumes rose 4 percent, but sales in total declined 1 percent as currency effects more than offset volume gains. Sales to emerging markets grew by 25 percent in the third quarter, including increases of 48 percent in Korea, 39 percent in India, 32 percent in Russia, 31 percent in the China/Hong Kong region and 25 percent in Brazil.

Sales in the first nine months of 2010 increased 17.4 percent to $20.0 billion, driven primarily by a 16 percent increase in organic volumes. All business segments and major geographic areas showed improvement. Sales growth was strongest in emerging economies, led by developing Asia. Sales globally were helped by improved market penetration and new product flow along with significant growth in important end-markets such as electronics, automotive OEM and the core industrial market. In addition, 3M continues to invest in high-growth programs and to drive growth in adjacent market spaces. These efforts, combined with an improving economic backdrop, helped drive sales and income growth in the first nine months of the year.

The first quarter of 2010 includes a one-time, non-cash income tax charge of $84 million, or 11 cents per diluted share, resulting from the March 2010 enactment of the Patient Protection and Affordable Care Act, including modifications made in the Health Care and Education Reconciliation Act of 2010. Refer to the special items discussion at the end of this overview section for more detail.

3M has been aggressively restructuring the company since early 2008 and continued this effort through the third quarter of 2009, with these restructuring actions and exit activities in the aggregate resulting in a reduction of approximately 6,400 positions. These actions resulted in 2009 total year savings of almost $400 million, with estimated additional incremental savings of more than $150 million in 2010, with the majority of this benefit in the first half of 2010. In addition, 3M amended its policy regarding banked vacation in 2009, which added more than $100 million to operating income in 2009, with a benefit of approximately $80 million expected in 2010. The related net restructuring charges and other special items reduced net income attributable to 3M for year 2009 by $119 million, or $0.17 per diluted share, of which $45 million, or $0.07 per diluted share, was recorded in the first quarter of 2009; $60 million, or $0.08 per diluted share, was recorded in the second quarter of 2009; and $14 million, or $0.02 per diluted share was recorded in the third quarter of 2009. Refer to the special items discussion at the end of this overview section for more detail.

Net income attributable to 3M in the third quarter of 2010 was $1.106 billion, or $1.53 per diluted shares. Including the preceding special items, this compares to $957 million, or $1.35 per diluted share, in the third quarter of 2009.

Including the preceding special items, net income attributable to 3M in the first nine months of 2010 was $3.157 billion, or $4.36 per diluted share, compared to $2.258 billion or $3.21 per diluted share, in the first nine months of 2009.

In the third quarter of 2010, four of 3M’s six business segments posted sales increases in excess of 10 percent. Operating income margins exceeded 20 percent in all six of the Company’s business segments. The following table contains sales and operating income results by business segment for the three months ended September 30, 2010 and 2009.

	Three months ended September 30,
	2010		2009		% change
	Net	Oper.	Net	Oper.	Net	Oper.
(Millions)	Sales	Income	Sales	Income	Sales	Income

Industrial and Transportation	$2,208	$446	$1,934	$391	14.2%	14.0%
Health Care	1,093	326	1,083	339	0.9%	(3.9)%
Consumer and Office	1,026	235	923	227	11.2%	3.9%
Display and Graphics	1,065	282	896	206	18.8%	36.7%
Safety, Security and Protection Services	810	164	831	227	(2.5)%	(27.8)%
Electro and Communications	772	173	617	116	25.1%	49.3%
Corporate and Unallocated	6	(26)	4	(7)	N/A	N/A
Elimination of Dual Credit	(106)	(24)	(95)	(21)	N/A	N/A
Total Company	$6,874	$1,576	$6,193	$1,478	11.0%	6.7%

Sales in the third quarter of 2010 increased 11.0 percent. Sales growth was led by Electro and Communications at 25 percent, Display and Graphics at 19 percent, and Industrial and Transportation at 14 percent. Sales growth in these business segments was led by those businesses that serve electronics and automotive OEM, as well as businesses serving the broad industrial manufacturing sector. Local-currency sales (which includes volume, selling price and acquisition impacts, but excludes divestiture and translation impacts) increased 11.1 percent. Foreign currency and divestiture impacts were minimal. Operating income margins for the three months ended September 30, 2010 were 22.9 percent, compared to 23.9 percent in the third quarter of 2009. Refer to the section entitled “Performance by Business Segment” later in MD&A for a more detailed discussion of the results of the respective segments. Refer to Note 14 for discussion of Corporate and Unallocated and Elimination of Dual Credit.

3M generated $3.543 billion of operating cash flows for the nine months ended September 30, 2010, compared to $3.897 billion for the nine months ended September 30, 2009. Refer to the section entitled “Cash Flows from Operating Activities” later in the MD&A for a discussion of items impacting cash flows. In February 2007, 3M’s Board of Directors authorized a two-year share repurchase of up to $7.0 billion for the period from February 12, 2007 to February 28, 2009. In February 2009, 3M’s Board of Directors extended this share repurchase authorization until the remaining amount is fully utilized. 3M stock repurchases from its Board authorization totaled $370 million for the first nine months of 2010, with the majority of these purchases in the second quarter of 2010. As of September 30, 2010, approximately $2.2 billion remained available for future purchases. In February 2010, 3M’s Board of Directors authorized a dividend increase of 2.9 percent for 2010, marking the 52nd consecutive year of dividend increases for 3M. 3M’s debt to total capital ratio (total capital defined as debt plus equity) at September 30, 2010 was 27 percent, compared to 30 percent at December 31, 2009. 3M currently has an AA- credit rating with a stable outlook from Standard & Poor’s and an Aa2 credit rating with a stable outlook from Moody’s Investors Service. In addition to cash on hand, the Company has sufficient access to capital markets to meet currently anticipated growth and acquisition investment funding needs.

As discussed in Note 2, in October 2010, the Company purchased Arizant Inc., Attenti Holdings S.A. and a controlling interest in Cogent Inc. In Health Care, Arizant bolsters 3M’s infection prevention business, with its line of patient and body fluid warming systems designed to prevent hypothermia in surgical patients. Attenti Holdings, part of Safety, Security and Protection Services, is a supplier of remote personal electronic monitoring solutions for the law enforcement and eldercare industries. Cogent Inc., also part of Safety, Security and Protection Services, is a leader in finger, palm, face and iris-based biometric security technology. While these three acquisitions on a combined basis are expected to dilute fourth-quarter 2010 earnings by approximately 6 cents per diluted share, each has significant long-term growth potential.

In the fourth quarter of 2010, 3M expects to continue to generate solid organic sales volume growth in excess of economic growth, even as year-on-year sales growth comparisons become more difficult due to improving global economic conditions in the second half of 2009. 3M is providing a preview of its 2011 outlook below, but will address this outlook in more detail at a future date. Looking forward into 2011, 3M is currently targeting 2011 total sales growth of 11 percent, assuming September 30, 2010 exchange rates and a couple of percentage points from acquisitions. 3M expects to continue to generate organic sales volume growth in excess of economic growth and is driving the business to deliver 35 percent incremental operating income margins on this organic sales growth. In addition, currency should be an additional income benefit, again reflecting current exchange rates.

There are a few major items that will negatively impact earnings in 2011. 3M expects that pension and postretirement expense will decrease 2011 earnings, when compared to 2010, by approximately 30 cents per diluted share. For the U.S. qualified pension plan, this estimate is based on discount rates as of September 30, 2010 and assumes that September-to-date 2010 asset return performance levels hold. This estimate also assumes that 3M makes an additional discretionary contribution of $700 million in cash to its pension plans in either the fourth quarter of 2010 or first quarter of 2011. However, the actual contribution may differ. If rates of return or discount rates become more favorable, 3M would likely contribute much less than this amount. The Company does not have a required minimum pension contribution obligation for its U.S. plans in 2010. This anticipated increase in 2011 pension and postretirement expense is primarily due to two factors. The first factor is the amortization of prior period investment losses. The second factor is the low level of interest rates, which are used to determine the discount rate. Lower discount rates increase the present value of assumed liabilities, which in turn increase future pension and postretirement expense.

3M also anticipates an 8 cent per diluted share penalty in 2011 due to a compensation policy change.  Prior to 2009, 3M allowed employees to bank a certain amount of unused vacation. Effective January 1, 2009, 3M employees were given two years to use their previously banked vacation, with the resulting reduction in 3M’s liability benefiting both 2009 and 2010 operating results. This change resulted in an estimated 8 cent per diluted share benefit in 2010 results, which will not carry-over into 2011, and thus, will negatively impact 2011 versus 2010 comparisons.  Finally, 3M’s early assessment of the income tax rate indicates an expected 2011 effective tax rate of 30 percent or slightly below compared to an estimated tax rate of 28.5 percent or less for 2010.

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

2009 special items:

During the first nine months of 2009, management approved and committed to undertake certain restructuring actions, which resulted in a pre-tax charge of $26 million ($14 million reduction in net income attributable to 3M, or $0.02 per diluted share) for the three-months ended September 30, 2009, and $209 million pre-tax ($128 million reduction in net income attributable to 3M, or $0.18 per diluted share) for the nine-months ended September 30, 2009. This charge related to employee-related liabilities for severance/benefits and other of approximately $26 million pre-tax for the three-months ended September 30, 2009. Employee-related liabilities for severance/benefits and other of approximately $190 million pre-tax and fixed asset impairments of approximately $19 million pre-tax were recorded for the nine-months ended September 30, 2009. All business segments were impacted by these actions. For the three-months ended September 30, 2009, these charges were recorded in cost of sales; and research, development and related expenses, with these expenses totaling $25 million pre-tax and $1 million pre-tax, respectively. For the nine-months ended September 30, 2009, these charges were recorded in cost of sales; selling, general and administrative expenses; and research, development and related expenses, with these expenses totaling $110 million pre-tax, $91 million pre-tax and $8 million pre-tax, respectively. These items are discussed in more detail in Note 4 (Restructuring Actions and Exit Activities).

In June 2009, 3M completed the sale of a New Jersey roofing granule facility and recorded a pre-tax gain of $15 million ($9 million benefit to net income attributable to 3M, or $0.01 per diluted share). This gain was recorded in cost of sales within the Safety, Security and Protection Services business segment.

RESULTS OF OPERATIONS

Percent change information compares the third quarter or first nine months of 2010 with the same period last year, unless otherwise indicated.

Net Sales:

	Three months ended
	September 30, 2010
	United States	Asia Pacific	Europe, Middle East and Africa	Latin America/ Canada	Worldwide
Net sales (millions)	$2,399	$2,178	$1,525	$772	$6,874
% of worldwide sales	34.9%	31.7%	22.2%	11.2%	100.0%
Components of net sales change:
Volume – organic	5.8%	23.4%	3.8%	11.3%	10.8%
Price	0.2	(1.4)	0.2	0.8	(0.2)
Organic local-currency sales	6.0	22.0	4.0	12.1	10.6
Acquisitions	—	0.9	0.2	1.4	0.5
Local-currency sales	6.0	22.9	4.2	13.5	11.1
Divestitures	—	—	(0.3)	—	(0.1)
Translation	—	4.7	(5.1)	—	—
Total sales change	6.0%	27.6%	(1.2)%	13.5%	11.0%

Sales in the third quarter of 2010 increased 11.0 percent, with broad-based geographic area growth led by Asia Pacific and Latin America/Canada. Selling prices decreased 0.2 percent in the third quarter. Acquisitions added 0.5 percent to growth, with the largest being the April 2010 acquisition of the A-One branded label business and related operations within 3M’s Consumer and Office business segment. Foreign currency impacts had no impact on worldwide third-quarter sales growth, as a positive foreign currency impact of 4.7 percent in Asia Pacific was offset by a negative impact of 5.1 percent in Europe.

Geographically, local-currency sales improved 22.9 percent in Asia Pacific, 13.5 percent in Latin America/Canada, 6.0 percent in the United States, and 4.2 percent in Europe. 3M experienced strong sales growth in electronics, automotive OEM and the broad industrial market. Selling prices declined by 1.4 percent in Asia Pacific, which was largely due to normal price-down trends within 3M’s electronic-related businesses.

	Nine months ended
	September 30, 2010
	United States	Asia Pacific	Europe, Middle East and Africa	Latin America/ Canada	Worldwide
Net sales (millions)	$6,956	$6,200	$4,619	$2,178	$19,953
% of worldwide sales	34.9%	31.1%	23.1%	10.9%	100.0%
Components of net sales change:
Volume – organic	8.3%	35.0%	7.8%	13.3%	15.7%
Price	0.1	(1.5)	0.1	1.2	(0.2)
Organic local-currency sales	8.4	33.5	7.9	14.5	15.5
Acquisitions	0.5	0.7	0.1	1.1	0.5
Local-currency sales	8.9	34.2	8.0	15.6	16.0
Divestitures	—	—	(0.4)	—	(0.1)
Translation	—	5.6	(1.7)	4.1	1.5
Total sales change	8.9%	39.8%	5.9%	19.7%	17.4%

Worldwide sales in the first nine months of 2010 increased 17.4 percent, driven by organic volume growth of 15.7 percent. Worldwide local-currency sales were led by Electro and Communications, Display and Graphics, and Industrial and Transportation. These three businesses have launched new products and increased sales in a number of important and growing industries, including consumer electronics, automotive OEM, general industrial and renewable energy. Geographically, local-currency sales increased 34.2 percent in Asia Pacific, 15.6 percent in Latin America/Canada, 8.9 percent in the United States and 8.0 percent in Europe.

Operating Expenses:

	Three months ended			Nine months ended
	September 30			September 30
(Percent of net sales)	2010	2009	Change	2010	2009	Change
Cost of sales	52.1%	51.2%	0.9%	51.5%	52.5%	(1.0)%
Selling, general and administrative expenses	19.8	19.5	0.3	20.2	21.4	(1.2)
Research, development and related expenses	5.2	5.4	(0.2)	5.2	5.7	(0.5)
Operating income	22.9%	23.9%	(1.0)%	23.1%	20.4%	2.7%

Cost of sales includes manufacturing, engineering and freight costs. Cost of sales, measured as a percent of net sales, was 52.1 percent in the third quarter of 2010, an increase of 0.9 percentage points from the same quarter last year. A number of positive factors impacted year-on-year results. These factors included 10.8 percent growth in organic sales volume, along with cost savings related to prior years’ restructuring actions. In addition, as discussed in Note 4 (Restructuring Actions and Exit Activities), in the third quarter of 2009, 3M recorded $26 million in restructuring charges, of which $25 million was recorded in cost of sales. This expense of $25 million negatively impacted third-quarter 2009 cost of sales (as a percent of net sales) by 0.4 percentage points. These year-on-year benefits were offset by pricing impacts, both in terms of selling prices, which declined 0.2 percent, and raw materials, which increased approximately 2.5 percent year-on-year on a gross basis. In addition, sales mix had a negative impact. Items contributing to this sales mix penalty included a lower sales contribution from Health Care, which, as a percent of sales, has lower cost of sales than 3M on average. In addition, lower year-on-year H1N1-related respirator volume negatively impacted cost of sales. 3M experienced strong demand for these products in the third quarter of 2009, with respiratory factories running at capacity, which resulted in a lower cost of sales (as a percent of net sales) in the third quarter of 2009. These same factories ran at more normal levels in the third quarter of 2010.

Cost of sales in the first nine months of 2010, measured as a percent of net sales, decreased 1.0 percentage point, helped by growth in organic sales volume, improved factory utilization levels, along with cost savings related to prior years’ restructuring actions. In addition, the first nine months of 2009 included a penalty of 0.6 percentage points (as a percent of net sales) related to special items. As discussed in Note 4 (Restructuring Actions and Exit Activities), in the first nine months of 2009, 3M recorded $209 million in restructuring charges, of which $110 million was recorded in cost of sales. This was partially offset by a $15 million gain on sale of a New Jersey roofing granule facility, which was also recorded in cost of sales. In addition, 3M decided to swap Venezuelan bolivars into U.S. dollars in 2009, given the economic conditions in Venezuela at that time, which also negatively impacted cost of sales in 2009. These year-on-year benefits were partially offset by pricing impacts, as selling prices declined 0.2 percent year-on-year, and raw material prices increased approximately 2 percent year-on-year on a gross basis.

Selling, general and administrative (SG&A) expenses increased 13 percent in the third quarter and 11 percent in the first nine months. In the third quarter and first nine months of 2010, sales and marketing expenses increased 18 percent and 14 percent, respectively, which included advertising and promotion investment increases of over 30 percent in the third quarter and approximately 29 percent for the first nine months. These increased investments in advertising and promotion are expected to help drive sales volumes, both now and into the future. In addition, 3M has increased both sales coverage and its marketing strength, particularly in faster-growing emerging economies. For the first nine months of 2010, general and administrative costs remained under control, as these costs increased only 5 percent compared to sales growth of 17 percent. SG&A expenses, measured as a percent of net sales, increased 0.3 percentage points in the third quarter and decreased 1.2 percentage points in the first nine months compared to the same periods in 2009. As indicated in Note 4, restructuring expenses of $91 million were recorded in SG&A expenses in the first nine months of 2009. Measured as a percent of sales, these restructuring expenses increased the first nine months of 2009 SG&A expenses by 0.5 percentage points.

Research, development and related (R&D) expenses increased 6 percent in the third quarter and increased 8 percent in the first nine months, as 3M has continued to support its key growth initiatives. R&D expenses, measured as a percent of net sales, totaled 5.2 percent, a decrease of 0.2 percentage points from the same quarter last year, but in dollars increased $19 million compared to the third quarter last year. As indicated in Note 4, $1 million in restructuring expenses was recorded in R&D expenses in the third quarter of 2009 and $8 million was recorded in the first nine months of 2009.

Operating Income:

3M uses operating income as one of its primary business segment performance measurement tools. Operating income margins were 23.1 percent of sales in the first nine months of 2010 compared to 20.4 percent of sales in the first nine months of 2009. For the first three quarters of 2010, all six business segments reported operating income margins of greater than 20 percent. In the first nine months of 2009, restructuring charges, partially offset by the gain on sale of real estate, negatively impacted operating income by $194 million and reduced operating income margins by 1.2 percentage points.

Interest Expense and Income:

	Three months ended		Nine months ended
	September 30,		September 30,
(Millions)	2010	2009	2010	2009
Interest expense	$51	$55	$151	$165
Interest income	(11)	(8)	(27)	(26)
Total	$40	$47	$124	$139

Interest expense was lower for the first three months and nine months of 2010 when compared to the same periods last year, primarily due to reductions in U.S. long-term average debt balances and lower rates on floating rate debt. Interest income increased slightly in the third quarter of 2010, helped by higher cash and marketable securities balances, partially offset by lower yields on investments.

Provision for Income Taxes:

	Three months ended		Nine months ended
	September 30,		September 30,
(Percent of pre-tax income)	2010	2009	2010	2009
Effective tax rate	26.8%	32.2%	28.3%	31.2%

The effective tax rate for the third quarter of 2010 was 26.8 percent, compared to 32.2 percent during the third quarter of 2009, a decrease of 5.4 percent. The effective tax rate for the first nine months of 2010 was 28.3 percent, a decrease of 2.9 percent when compared to the same period in 2009. The most significant item that decreased the effective tax rate in both the third quarter and first nine months of 2010 related to international taxes, due primarily to the 2010 tax benefits resulting from the corporate alignment transactions that allowed the Company to increase its ownership of a foreign subsidiary. The transactions are described in the section of Note 5 entitled “Purchase of Subsidiary Shares and Transfers of Ownership Interest Involving Non-Wholly Owned Subsidiaries.”

The year-to-date effective tax rate for 2010 also includes a one-time income tax charge of $84 million as a result of the March 2010 enactment of the Patient Protection and Affordable Care Act, including modifications made in the Health Care and Education Reconciliation Act of 2010, which increased the year-to-date 2010 effective tax rate by 1.8 percent.

Certain other items impacted both third-quarter and first nine-month 2010 effective tax rates. Adjustments to income tax reserves benefited year-on-year effective tax rates. In addition, valuation allowances recorded against certain international deferred tax assets resulting from taxable losses, and the lapse of the research and development credit negatively impacted 2010 effective tax rates. Refer to Note 6 for further discussion of income taxes.

The company currently expects that its effective tax rate for total year 2010 will be 28.5 percent or less. The rate can vary from quarter to quarter due to discrete items, such as the settlement of income tax audits and changes in tax laws, as well as recurring factors, such as the geographic mix of income before taxes.

Net Income Attributable to Noncontrolling Interest:

	Three months ended		Nine months ended
	September 30,		September 30,
(Millions)	2010	2009	2010	2009
Noncontrolling Interest	$19	$14	$63	$35

Net income attributable to noncontrolling interest represents the elimination of the income or loss attributable to non-3M ownership interests in 3M consolidated entities. The increase in net income attributable to noncontrolling interest primarily related to higher net income for Sumitomo 3M Limited, which is 3M’s most significant consolidated entity with non-3M ownership interests (3M owns 75 percent of Sumitomo 3M Limited as of September 30, 2010).

Currency Effects:

3M estimates that year-on-year currency effects, including hedging impacts, decreased net income attributable to 3M by approximately $15 million for the three months ended September 30, 2010 and increased net income attributable to 3M by approximately $15 million for the nine months ended September 30, 2010. This estimate includes the effect of translating profits from local currencies into U.S. dollars; the impact of currency fluctuations on the transfer of goods between 3M operations in the United States and abroad; and transaction gains and losses, including derivative instruments designed to reduce foreign currency exchange rate risks. 3M estimates that year-on-year derivative and other transaction gains and losses decreased net income attributable to 3M by approximately $30 million for the three months ended September 30, 2010 and decreased net income attributable to 3M by approximately $110 million for the nine months ended September 30, 2010.

Significant Accounting Policies:

Information regarding new accounting pronouncements is included in Note 1 to the Consolidated Financial Statements.

3M generally considers local currencies as the functional currencies outside the United States. However, under Accounting Standards Codification (ASC) 830, Foreign Currency Matters, the reporting currency of a foreign entity’s parent is assumed to be that entity’s functional currency when the economic environment of a foreign entity is highly inflationary—generally when its cumulative inflation is approximately 100 percent or more for the three years that precede the beginning of a reporting period. 3M has a subsidiary in Venezuela with operating income representing less than 1.0 percent of 3M’s consolidated operating income for both 2009 and the nine-month period ended September 30, 2010. As previously disclosed by the Company in Note 1 to the consolidated financial statements in 3M’s Current Report on Form 8-K dated May 17, 2010, 3M determined that the cumulative inflation rate of Venezuela in November 2009 exceeded 100 percent. Accordingly, the financial statements of the Venezuelan subsidiary were remeasured as if its functional currency were that of its parent beginning January 1, 2010.

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

Information related to 3M’s business segments for the third quarter and first nine months of both 2010 and 2009 is presented in the tables that follow. Organic local-currency sales include both organic volume impacts plus selling price impacts. Acquisition impacts, a component of local currency sales growth, are measured separately for the first twelve months of the acquisition. The divestiture impact, if any, translation impact and total sales change are also provided for each business segment.

Industrial and Transportation Business:

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Sales (millions)	$2,208	$1,934	$6,441	$5,288
Sales change analysis:
Organic local currency	13.9%	(9.4)%	20.0%	(17.4)%
Acquisitions	0.3	3.0	0.1	3.2
Local currency	14.2	(6.4)	20.1	(14.2)
Translation	—	(2.1)	1.7	(4.8)
Total sales change	14.2%	(8.5)%	21.8%	(19.0)%

Operating income (millions)	$446	$391	$1,376	$853
Percent change	14.0%	(7.2)%	61.2%	(36.8)%
Percent of sales	20.2%	20.2%	21.4%	16.1%

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

Third quarter of 2010:

In the third quarter of 2010, sales in Industrial and Transportation increased 14.2 percent to $2.2 billion, driven primarily by organic volume. Geographically, local-currency sales growth increased in all major regions, led by 25 percent growth in Asia Pacific. In addition, both Europe and Latin America/Canada local-currency sales growth exceeded 10 percent.

Sales growth was broad-based across the portfolio, as every business in this segment posted sales increases. Local-currency sales grew by 83 percent in the renewable energy business, 25 percent in energy and advanced materials, 18 percent in the abrasives business, and 17 percent in the automotive OEM business.

Industrial and Transportation rebounded from sales declines in the third quarter and first nine months of 2009. While a pick-up in the economy has helped, this segment has driven growth through new products and has also expanded market share in certain of its businesses. This segment has significantly reduced structural costs in the past two years; thus, the operating leverage gained when sales increase has been quite significant.

Operating income was up 14 percent to $446 million in the third quarter, with operating income margins of 20.2 percent. In the third quarter of 2009, this business segment recorded charges of $21 million related to restructuring actions, with this charge primarily comprised of employee-related liabilities for severance and benefits.

First nine months of 2010:

Sales in Industrial and Transportation increased 21.8 percent to $6.4 billion. In local-currency terms, sales increased 20.1 percent, driven almost entirely by organic volume. Foreign currency impacts added 1.7 percent to first nine months sales growth. Geographically, local-currency sales growth increased in all major regions, led by Asia Pacific. Like the third quarter, sales growth was broad-based across the portfolio, led by the renewable energy business, automotive OEM business, energy and advanced materials, abrasives business, and industrial adhesives and tapes business.

Operating income increased 61 percent to $1.4 billion in the first nine months of 2010, with operating income margins of 21.4 percent. In the first nine months of 2009, this business segment recorded charges of $89 million related to restructuring actions, with this charge comprised of employee-related liabilities for severance and benefits of $84 million and fixed asset impairments of $5 million.

Health Care Business:

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Sales (millions)	$1,093	$1,083	$3,323	$3,145
Sales change analysis:
Organic local currency	1.5%	4.4%	4.9%	1.7%
Acquisitions	0.1	0.3	—	1.2
Local currency	1.6	4.7	4.9	2.9
Divestitures	(0.3)	—	(0.2)	—
Translation	(0.4)	(3.1)	1.0	(6.6)
Total sales change	0.9%	1.6%	5.7%	(3.7)%

Operating income (millions)	$326	$339	$1,017	$975
Percent change	(3.9)%	15.3%	4.3%	5.2%
Percent of sales	29.8%	31.3%	30.6%	31.0%

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

Third quarter of 2010:

Health Care sales were $1.1 billion, up 1.6 percent in local currency. Foreign currency impacts decreased third quarter sales growth by 0.4 percent. The most evident impact in the third quarter was the reduced H1N1-related demand, which decreased year-on-year sales growth by approximately 2 percent. The skin and wound care, health information systems, drug delivery systems, and oral care businesses had positive local-currency sales growth. The infection prevention business, impacted by lower year-on-year H1N1-related sales, experienced a sales decline. On a geographic basis, local-currency sales increased 11 percent in Latin America/ Canada and 9 percent in Asia Pacific. In Western Europe and the United States, local-currency sales were down slightly. Hospital admissions were down and elective procedures were being postponed due to macroeconomic uncertainty.

Operating income decreased 3.9 percent to $326 million, and operating income margins were 29.8 percent. In the third quarter of 2009, this business segment recorded charges of $1 million related to restructuring actions, with this charge comprised of employee-related liabilities for severance and benefits.

First nine months of 2010:

Health Care local-currency sales increased 4.9 percent. Currency impacts increased sales by 1.0 percent. On a geographic basis, all regions posted positive local-currency sales growth, led by Latin America/Canada and Asia Pacific. Local currency sales growth was broad-based, led by skin and wound care, drug delivery systems, oral care, health information systems, and infection prevention.

Operating income increased 4.3 percent to $1.0 billion, and operating income margins were 30.6 percent. Health Care recorded charges of $20 million related to restructuring actions in the first nine months of 2009, with this charge comprised of employee-related liabilities for severance and benefits.

Consumer and Office Business:

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Sales (millions)	$1,026	$923	$2,892	$2,584
Sales change analysis:
Organic local currency	9.0%	(7.6)%	7.4%	(5.1)%
Acquisitions	2.1	2.8	3.1	2.4
Local currency	11.1	(4.8)	10.5	(2.7)
Translation	0.1	(1.8)	1.4	(4.4)
Total sales change	11.2%	(6.6)%	11.9%	(7.1)%

Operating income (millions)	$235	$227	$665	$589
Percent change	3.9%	1.3%	13.0%	1.5%
Percent of sales	22.9%	24.5%	23.0%	22.8%

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

Third quarter of 2010:

Sales in Consumer and Office increased 11.2 percent in the third quarter and exceeded $1.0 billion for the first time ever. Local-currency sales increased 11.1 percent, which included 9.0 percent from organic growth and 2.1 percent from acquisitions. Acquisition growth in the third quarter was primarily comprised of the April 2010 acquisition of the A-One branded label business and related operations. A-One is the largest branded label business in Asia and the second largest worldwide. Foreign currency impacts had a minimal impact on third quarter sales growth.

Accelerated investments in advertising and promotion, which rose over 30 percent year-on-year, drove strong broad-based sales growth. Sales growth was led by office supply products and do-it-yourself products, with local-currency sales growth in excess of 10 percent. The home care and stationery products businesses experienced local-currency sales growth in excess of 5 percent. On a geographic basis, sales growth was broadly dispersed, with Asia Pacific up 27 percent, Latin America/Canada up 21 percent and the United States up 9 percent.

Consumer and Office operating income increased 3.9 percent to $235 million, with operating income margins of 22.9 percent.

First nine months of 2010:

Sales in Consumer and Office increased 11.9 percent in the first nine months of 2010 to $2.9 billion. Local-currency sales increased 10.5 percent, which included 7.4 percent from organic growth and 3.1 percent from acquisitions. Acquisition growth for the first nine months of 2010 was primarily comprised of the July 2009 acquisition of ACE® and related brands, which sells elastic bandage, supports and thermometer product lines through consumer channels in North America, and the April 2010 acquisition of the A-One branded label business. Foreign currency impacts contributed 1.4 percent to sales growth.

As in the third quarter, year-to-date sales growth was broad-based, led by consumer health care, office supply products, home care, do-it-yourself products, and stationery products businesses. On a geographic basis, sales growth was led by Asia Pacific, Latin America/Canada and the United States.

Consumer and Office operating income increased 13.0 percent to $665 million, with operating income margins of 23.0 percent. In the first nine months of 2009, this business segment recorded charges of $13 million related to restructuring actions, with this charge comprised of employee-related liabilities for severance and benefits.

Display and Graphics Business:

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Sales (millions)	$1,065	$896	$2,981	$2,315
Sales change analysis:
Organic local currency	18.4%	3.0%	27.5%	(10.6)%
Acquisitions	—	2.5	—	3.0
Local currency	18.4	5.5	27.5	(7.6)
Translation	0.4	(1.0)	1.3	(2.7)
Total sales change	18.8%	4.5%	28.8%	(10.3)%

Operating income (millions)	$282	$206	$802	$449
Percent change	36.7%	27.1%	78.7%	(16.0)%
Percent of sales	26.4%	23.0%	26.9%	19.4%

The Display and Graphics segment serves markets that include electronic display, traffic safety and commercial graphics. This segment includes optical film solutions for LCD electronic displays; computer screen filters; reflective sheeting for transportation safety; commercial graphics systems; and projection systems, including mobile display technology and visual systems products.

Third quarter of 2010:

Sales in Display and Graphics were $1.1 billion, up 18.8 percent year-on-year. Sales increased 18.4 percent in local currencies, which was entirely organic. Foreign currency impacts had a minimal impact on sales growth. Sales growth was led by 3M’s optical systems business, where sales were up 28 percent in local currency, driven by new 3M film solutions for LED-back-lit televisions. September 2010 sales were negatively impacted by distribution channel inventory adjustments in the LCD TV industry, which 3M expects to continue into the fourth quarter of 2010. 3M’s film attachment rates remain strong. The commercial graphics business continued to strengthen, while sales also increased in traffic safety systems and mobile interactive solutions. Geographically, sales growth was led by Asia Pacific, Latin America/Canada, and the United States.

Operating income in the third quarter of 2010 totaled $282 million, or 26.4 percent of sales. Factory utilization was much improved versus last year’s challenging first nine months. In the third quarter of 2009, adjustments to previously recorded restructuring charges resulted in a $2 million gain.

First nine months of 2010:

Sales in Display and Graphics were $3.0 billion, up 28.8 percent year-on-year. Sales increased 27.5 percent in local currencies, which was entirely organic. Foreign currency impacts increased sales growth by 1.3 percent. As in the third quarter, sales growth was led by 3M’s optical systems business, where sales were up 56 percent in local currency. Commercial graphics and mobile interactive solutions also posted strong sales growth. Sales were up slightly in the traffic safety systems business. Geographically, sales growth was led by Asia Pacific, Latin America/Canada, and the United States.

Operating income in the first nine months of 2010 totaled $802 million, or 26.9 percent of sales. In the first nine months of 2009, this business segment recorded charges of $22 million related to restructuring actions, with this charge comprised of employee-related liabilities for severance and benefits and fixed asset impairments.

Safety, Security and Protection Services Business:

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Sales (millions)	$810	$831	$2,461	$2,272
Sales change analysis:
Organic local currency	(2.0)%	(1.8)%	7.1%	(8.2)%
Acquisitions	0.4	0.1	0.1	2.9
Local currency	(1.6)	(1.7)	7.2	(5.3)
Divestitures	—	—	—	(1.1)
Translation	(0.9)	(4.3)	1.1	(7.2)
Total sales change	(2.5)%	(6.0)%	8.3%	(13.6)%

Operating income (millions)	$164	$227	$542	$532
Percent change	(27.8)%	10.3%	1.9%	(7.8)%
Percent of sales	20.2%	27.3%	22.0%	23.4%

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

Third quarter of 2010:

Safety, Security and Protection Services sales decreased 2.5 percent in the third quarter of 2010.  Local-currency sales growth declined 1.6 percent, and foreign currency effects reduced third-quarter sales by 0.9 percent. Year-on-year H1N1-related comparisons reduced total business segment sales growth by approximately 10 percent. Sales in the occupational health and environmental safety business declined 5 percent, but rose 13 percent excluding the impact of H1N1. Sales growth was led by security systems, corrosion protection and building and commercial services. The roofing granules business was sluggish due to stagnant residential construction after a good start to the year. Geographic sales growth was led by Asia Pacific and Latin America/Canada. Sales in the United States and Europe were down year-on-year.

Operating income for the third quarter of 2010 was $164 million, with a 20.2 percent margin. The operating income decline of 27.8 percent was largely attributable to year-on-year H1N1-related comparisons and volume declines in roofing granules, both of which 3M considers to be temporary effects. Operating income margins in the fourth quarter of 2010 will still be impacted by these same two factors and the effects of the acquisitions of Cogent Inc. and Attenti Holdings S.A.

First nine months of 2010:

Safety, Security and Protection Services sales increased 8.3 percent in the first nine months of 2010. Local-currency sales growth was 7.2 percent, and foreign currency effects added 1.1 percent. 3M’s personal protection business was the largest contributor to the year-to-date sales increase. Year-to-date sales growth was also strong in security systems and building and commercial services. Geographically, sales growth was broad-based.

Operating income for the first nine months of 2010 was $542 million, with a 22.0 percent margin. In the first nine months of 2009, this business segment recorded charges of $16 million related to restructuring actions, with this charge comprised of employee-related liabilities for severance and benefits. This charge was largely offset by a gain of $15 million related to the sale of 3M’s New Jersey roofing granule facility.

Electro and Communications Business:

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Sales (millions)	$772	$617	$2,163	$1,648
Sales change analysis:
Organic local currency	23.9%	(15.9)%	29.6%	(23.6)%
Acquisitions	—	0.6	—	0.6
Local currency	23.9	(15.3)	29.6	(23.0)
Divestitures	(0.2)	(0.3)	(0.7)	(0.1)
Translation	1.4	(0.9)	2.4	(3.2)
Total sales change	25.1%	(16.5)%	31.3%	(26.3)%

Operating income (millions)	$173	$116	$475	$204
Percent change	49.3%	(26.7)%	132.9%	(55.6)%
Percent of sales	22.4%	18.8%	22.0%	12.4%

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

Third quarter of 2010:

Electro and Communications sales were $772 million in the third quarter, an increase of 25.1 percent in U.S. dollars and 23.9 percent in local currency. Foreign currency impacts added 1.4 percent to third-quarter sales growth, while divestiture impacts reduced sales by 0.2 percent. Sales expanded in all geographic regions, led by Asia Pacific at 36 percent and both the United States and Latin America/Canada at 22 percent. Consumer electronics led sales growth, as local-currency sales increased over 50 percent in electronic markets materials and 30 percent in the electronics solutions businesses. In addition, this business experienced local-currency sales growth in excess of 10 percent in electrical products. Local-currency sales were up slightly in the telecom infrastructure-related business.

Operating income was $173 million in the third quarter, or 22.4 percent of sales. The third quarter of 2009 included charges of $1 million related to restructuring actions, with this charge comprised of employee-related liabilities for severance and benefits.

First nine months of 2010:

Electro and Communications sales were $2.2 billion in the first nine months of 2010, an increase of 31.3 percent in U.S. dollars and 29.6 percent in local currency. Foreign currency impacts added 2.4 percent to first nine months sales growth, while divestiture impacts reduced sales by 0.7 percent. Sales expanded in all geographic regions, led by Asia Pacific and the United States. Sales growth was led by businesses that supply the consumer electronics and semiconductor industries. 3M also saw strong growth in the electrical markets business. The telecom infrastructure-related business declined slightly year-on-year, but as discussed above, did show improvement in the third quarter.

Operating income was $475 million in the first nine months of 2010, or 22.0 percent of sales, which was significantly improved versus last year as consumer electronic businesses showed significant year-on-year improvements. The first nine months of 2009 included charges of $11 million related to restructuring actions, with this charge comprised of employee-related liabilities for severance and benefits.

FINANCIAL CONDITION AND LIQUIDITY

The strength of 3M’s capital structure and consistency of its cash flows provide 3M reliable access to capital markets. Additionally, the Company generates significant ongoing cash flow. As indicated in the following table, 3M’s cash, cash equivalents, and marketable securities exceeded total debt at September 30, 2010 by $538 million, compared to $1.1 billion of net debt at December 31, 2009. At September 30, 2010, 3M had $6.3 billion of cash, cash equivalents, and marketable securities and $5.8 billion of debt. Debt included $5.105 billion of long-term debt, $579 million related to the current portion of long-term debt and other borrowings of $74 million. The current portion of long-term debt included $350 million in Dealer Remarketable Securities, which ultimately matures in December 2010.

The Company’s net debt position is as follows:

	Sept. 30,	Dec. 31,
(Millions)	2010	2009

Total Debt	$5,758	$5,710
Less: Cash and cash equivalents and marketable securities	6,296	4,609
Net Debt	$(538)	$1,101

Cash, cash equivalents and marketable securities at September 30, 2010 increased by $1.7 billion when compared to year-end 2009, helped by $3.5 billion of cash flows from operating activities in the first nine months of 2010. The Company has sufficient liquidity to meet currently anticipated growth plans, including capital expenditures, working capital investments and acquisitions. As discussed in Note 2, in October 2010, the Company purchased Arizant, Inc., Attenti Holdings S.A. and a controlling interest in Cogent Inc. As a result, inclusive of the impact of acquiring the remaining interest of Cogent Inc., expected cash outflows (including repayment of acquired debt, but net of cash and marketable securities acquired) for these three acquisitions is expected to total approximately $1.4 billion in the fourth quarter of 2010. Due to its strong balance sheet, 3M was able to complete these acquisitions without incurring additional debt. However, cash balances are expected to be lower at year-end 2010. The Company does not utilize derivative instruments linked to the Company’s stock. However, the Company does have contingently convertible debt that, if conditions for conversion are met, is convertible into shares of 3M common stock (refer to Note 10 in 3M’s Current Report on Form 8-K dated May 17, 2010, which updated 3M’s 2009 Annual Report on Form 10-K).

The Company’s financial condition and liquidity are strong. Various assets and liabilities, including cash and short-term debt, can fluctuate significantly from month to month depending on short-term liquidity needs. Working capital (defined as current assets minus current liabilities) totaled $8.653 billion at September 30, 2010, compared with $5.898 billion at December 31, 2009, an increase of $2.755 billion, driven by an increase in cash, cash equivalents, and short-term marketable securities.

Primary short-term liquidity needs are met through U.S. commercial paper and euro commercial paper issuances. The Company maintains a commercial paper program that allows 3M to have a maximum of $3 billion outstanding with a maximum maturity of 397 days from date of issuance. As of September 30, 2010 and December 31, 2009, 3M had no outstanding commercial paper. The Company believes it is unlikely that its access to the commercial paper market will be restricted. Effective April 30, 2007, the Company has a $1.5 billion five-year credit facility, which has provisions for the Company to request an increase of the facility up to $2 billion (at the lenders’ discretion), and providing for up to $150 million in letters of credit. As of September 30, 2010, approximately $131 million was utilized for letters of credit in connection with normal business activities. Debt covenants do not restrict the payment of dividends.

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

The Company currently has an AA- credit rating, with a stable outlook, from Standard & Poor’s and an Aa2 credit rating, with a stable outlook, from Moody’s Investors Service. Failure to maintain the current ratings level would adversely affect the Company’s cost of funds and could adversely affect liquidity and access to capital markets. Under its $1.5 billion five-year credit facility agreement, 3M is required to maintain its EBITDA to Interest Ratio as of the end of each fiscal quarter at not less than 3.0 to 1. This is calculated (as defined in the agreement) as the ratio of consolidated total

EBITDA for the four consecutive quarters then ended to total interest expense on all funded debt for the same period. At September 30, 2010, this ratio was approximately 34.5 to 1.

3M’s strong balance sheet and liquidity provide the Company with significant flexibility to take advantage of numerous opportunities going forward. The Company will continue to invest in its operations to drive growth, including continual review of acquisition opportunities. 3M has a long history of dividend increases. In February 2010, the Board of Directors increased the quarterly dividend on 3M common stock by 2.9 percent to 52.5 cents per share, equivalent to an annual dividend of $2.10 per share. In February 2007, 3M’s Board of Directors authorized a two-year share repurchase of up to $7.0 billion for the period from February 12, 2007 to February 28, 2009. In February 2009, 3M’s Board of Directors extended this share repurchase authorization until the remaining amount is fully utilized. Stock repurchases under the Board authorization totaled $370 million in the first nine months of 2010, with the majority of these purchases in the second quarter of 2010. At September 30, 2010, the Company has $2.2 billion remaining under this authorization.

For the nine months ended September 30, 2010, the Company contributed $392 million to its U.S. and international pension plans and $39 million to its postretirement plans. During the fourth quarter of 2010, the Company expects to contribute approximately $100 million to its U.S. and international pension and postretirement plans. The Company does not have a required minimum pension contribution obligation for its U.S. plans in 2010. However, the Company is considering making an additional discretionary contribution of $700 million in cash to its pension plans in either the fourth quarter of 2010 or first quarter of 2011, assuming that both September 30, 2010 discount rates hold and that September-to-date 2010 asset rate of return performance levels hold. The actual contribution may differ. If rates of return or discount rates become more favorable, 3M would likely contribute much less than this amount. The amount of the anticipated discretionary contribution could vary significantly depending on the U.S. qualified plans’ funded status as of the 2010 measurement date and the anticipated tax deductibility of the contribution. Future contributions will also depend on market conditions, interest rates and other factors. 3M believes its strong cash flow and balance sheet will allow it to fund future pension needs without compromising growth opportunities.

As discussed in Note 9, in the fourth quarter of 2010, the Company approved and communicated various changes to its U.S. postretirement benefit plans. The Company will be providing eligible participants with a savings account benefits-based plan, which replaces the current 3M Retiree Medical Plan. The savings account benefits-based plan can be used to help pay for medical premiums or qualified medical expenses. These changes become effective beginning January 1, 2013, for all Medicare eligible retirees and their Medicare eligible dependents and January 1, 2015, for all non-Medicare eligible retirees and their eligible dependents. These changes are expected to increase the 2010 accumulated benefit obligation by $65 million.

The Company uses various working capital measures that place emphasis and focus on certain working capital assets and liabilities. These measures are not defined under U.S. generally accepted accounting principles and may not be computed the same as similarly titled measures used by other companies. One of the primary working capital measures 3M uses is a combined index, which includes accounts receivable, inventory and accounts payable. This combined index (defined as current quarterly net sales multiplied by four, divided by the sum of ending net accounts receivable plus inventory less accounts payable) was 5.1 at September 30, 2010, down from 5.5 at December 31, 2009, but unchanged from 5.1 at September 30, 2009. Receivables increased $619 million, or 19 percent, compared with December 31, 2009, with higher September 2010 sales compared to December 2009 sales contributing to this increase. Inventories increased $576 million, or 22 percent, compared with December 31, 2009. While sales increased 11 percent when comparing third-quarter 2010 to third-quarter 2009, ending September year-on-year net accounts receivable balances only increased 6 percent, while inventory balances increased 22 percent. The inventory increases are partially attributable to the rapid increase in demand over the past three quarters. Accounts payable increased $196 million compared with December 31, 2009.

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

Cash Flows from Operating Activities:

	Nine months ended
	Sept. 30,
(Millions)	2010	2009

Net income including noncontrolling interest	$3,220	$2,293
Depreciation and amortization	837	859
Company pension contributions	(392)	(224)
Company postretirement contributions	(39)	(61)
Company pension expense	204	131
Company postretirement expense	39	31
Stock-based compensation expense	228	176
Income taxes (deferred and accrued income taxes)	180	399
Excess tax benefits from stock-based compensation	(43)	(4)
Accounts receivable	(529)	(311)
Inventories	(521)	469
Accounts payable	173	60
Product and other insurance receivables and claims	44	22
Other – net	142	57
Net cash provided by operating activities	$3,543	$3,897

Cash flows from operating activities can fluctuate significantly from period to period, as pension funding decisions, tax timing differences and other items can significantly impact cash flows.

In the first nine months of 2010, cash flows provided by operating activities decreased $354 million compared to the first nine months of 2009. The main positive contributions to operating cash flows related to year-on-year increases in net income including noncontrolling interest and improvements from other-net. The category, “Other-net,” in the preceding table reflects changes in other asset and liability accounts. These positive contributions were more than offset by year-on-year working capital increases of $1.095 billion (which includes accounts receivable, inventories and accounts payable). These working capital increases were partially attributable to the rapid increase in demand over the past three quarters. In addition, cash income taxes were $452 million higher year-on-year and pension contributions were $168 million higher year-on-year.

Cash Flows from Investing Activities:

	Nine months ended
	Sept. 30,
(Millions)	2010	2009

Purchases of property, plant and equipment (PP&E)	$(565)	$(629)
Proceeds from sale of PP&E and other assets	7	62
Acquisitions, net of cash acquired	(48)	(67)
Proceeds from sale of business	—	7
Purchases and proceeds from sale or maturities of marketable securities and investments – net	(268)	(443)
Other investing activities	(66)	(6)
Net cash used in investing activities	$(940)	$(1,076)

Investments in property, plant and equipment enable growth in many diverse markets, helping to meet product demand and increasing manufacturing efficiency. Capital expenditures were $565 million in the first nine months of 2010, a decrease of $64 million when compared to the first nine months of 2009. 3M expects to invest approximately $1 billion on capital expenditures in 2010, compared with $903 million for 2009. In 2009, in response to global economic conditions at that point in time, 3M focused its capital expenditures on carryover projects from 2008 and tooling needed for new products and continued operations.

Refer to Note 2 for information on 2010 acquisitions. The Company is actively considering additional acquisitions, investments and strategic alliances, and from time to time may also divest certain businesses.

Purchases of marketable securities and investments and proceeds from sale (or maturities) of marketable securities and investments are primarily attributable to asset-backed securities, agency securities, corporate medium-term note securities and other securities, which are classified as available-for-sale. Interest rate risk and credit risk related to the underlying collateral may impact the value of investments in asset-backed securities, while factors such as general conditions in the overall credit market and the nature of the underlying collateral may affect the liquidity of investments in asset-backed securities. The coupon interest rates for asset-backed securities are either fixed rate or floating. Floating rate coupons reset monthly or quarterly based upon the corresponding monthly or quarterly LIBOR rate. Each individual floating rate security has a coupon based upon the respective LIBOR rate +/- an amount reflective of the credit risk of the issuer and the underlying collateral on the original issue date. Terms of the reset are unique to individual securities. Fixed rate coupons are established at the time the security is issued and are based upon a spread to a related maturity treasury bond. The spread against the treasury bond is reflective of the credit risk of the issuer and the underlying collateral on the original issue date. 3M does not currently expect risk related to its holdings in asset-backed securities to materially impact its financial condition or liquidity. Refer to Note 7 for more details about 3M’s diversified marketable securities portfolio, which totaled $1.830 billion as of September 30, 2010. Purchases of marketable securities and investments, net of proceeds from sales or maturities, totaled $268 million and $443 million in the first nine months of 2010 and 2009, respectively. Purchases of investments also include additional survivor benefit insurance and equity investments.

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

Cash Flows from Financing Activities:

	Nine months ended
	Sept. 30,
(Millions)	2010	2009

Change in short-term debt – net	$(31)	$(545)
Repayment of debt (maturities greater than 90 days)	(135)	(89)
Proceeds from debt (maturities greater than 90 days)	9	—
Total cash change in debt	$(157)	$(634)
Purchases of treasury stock	(415)	(10)
Reissuances of treasury stock	505	291
Dividends paid to shareholders	(1,124)	(1,070)
Excess tax benefits from stock-based compensation	43	4
Other – net	(14)	2
Net cash used in financing activities	$(1,162)	$(1,417)

Total debt at September 30, 2010 was $5.758 billion, up slightly from $5.710 billion at year-end 2009. Total debt was 27 percent of total capital (total capital is defined as debt plus equity), compared with 30 percent at year-end 2009. For the nine months ended September 30, 2010, a portion of repayment of debt relates to the 5.8 billion Japanese Yen installment paid on September 30, 2010 (refer to Notes 5 and 8 for more detail). For the nine months ended September 30, 2009, the net change in short-term debt and repayment of debt (maturities greater than 90 days) is primarily due to commercial paper activity.

Repurchases of common stock are made to support the Company’s stock-based employee compensation plans and for other corporate purposes. In February 2007, 3M’s Board of Directors authorized a two-year share repurchase of up to $7.0 billion for the period from February 12, 2007 to February 28, 2009. In February 2009, 3M’s Board of Directors extended this share repurchase authorization until the remaining amount is fully utilized. In the first nine months of 2010, the Company purchased $415 million of treasury stock, with the majority of these stock repurchases in the second quarter of 2010. The Company had minimal purchases of treasury stock in the first nine months of 2009. As of September 30, 2010, approximately $2.2 billion remained available for future purchases. For more information, refer to the table titled “Issuer Purchases of Equity Securities” in Part II, Item 2.

Cash dividends paid to stockholders totaled $1.124 billion in the first nine months of 2010 compared to $1.070 billion in the first nine months of 2009. 3M has paid dividends since 1916. In February 2010, the Board of Directors increased the quarterly dividend on 3M common stock by 2.9 percent to 52.5 cents per share, equivalent to an annual dividend of $2.10 per share. This marked the 52nd consecutive year of dividend increases. Other cash flows from financing activities primarily include distributions to noncontrolling interests, changes in cash overdraft balances, and principal payments for capital leases.

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

3M COMPANY

FORM 10-Q

For the Quarterly Period Ended September 30, 2010

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(e) Issuer Purchases of Equity Securities

Repurchases of common stock are made to support the Company’s stock-based employee compensation plans and for other corporate purposes. In February 2007, 3M’s Board of Directors authorized a two-year share repurchase of up to $7 billion for the period from February 12, 2007 to February 28, 2009. In February 2009, 3M’s Board of Directors extended this share repurchase authorization until the remaining $2.2 billion (as of September 30, 2010) is fully utilized.

Issuer Purchases of Equity

Securities (registered pursuant to

Section 12 of the Exchange Act)

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (Millions)
January 1-31, 2010	19,104	$83.92	—	$2,567
February 1-28, 2010	16,058	$79.26	—	$2,567
March 1-31, 2010	213,121	$81.05	192,000	$2,551
Total January 1-March 31, 2010	248,283	$81.15	192,000	$2,551
April 1-30, 2010	392,863	$87.51	321,900	$2,523
May 1-31, 2010	2,476,176	$82.38	2,199,700	$2,342
June 1-30, 2010	1,885,942	$77.16	1,884,400	$2,197
Total April 1-June 30, 2010	4,754,981	$80.73	4,406,000	$2,197
July 1-31, 2010	76,382	$86.34	—	$2,197
August 1-31, 2010	30,592	$86.41	—	$2,197
September 1-30, 2010	16,091	$84.40	—	$2,197
Total July 1-September 30, 2010	123,065	$86.11	—	$2,197
Total January 1-September 30, 2010	5,126,329	$80.88	4,598,000	$2,197

(1) The total number of shares purchased includes: (i) shares purchased under the Board’s authorizations described above (which totaled 192,000 shares in March 2010, 321,900 shares in April 2010, 2,199,700 shares in May 2010, 1,884,400 shares in June 2010, and (ii) shares purchased in connection with the exercise of stock options (which totaled 19,104 shares in January 2010, 16,058 shares in February 2010, 21,121 shares in March 2010, 70,963 shares in April 2010, 276,476 shares in May 2010, 1,542 shares in June 2010, 76,382 shares in July 2010, 30,592 shares in August 2010, and 16,091 shares in September 2010).

Item 3. Defaults Upon Senior Securities. — No matters require disclosure.

Item 4. Removed and Reserved.

Item 5. Other Information.

Pursuant to Section 1503 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”) which became effective August 20, 2010, the Company is required to disclose, in connection with the four mines it operates, certain safety information in its periodic reports filed with the SEC. During the quarter covered by this Report, the Little Rock, Arkansas, mine received citations for three violations as defined under Section 1503 (a)(1)(A) of the Act, from the Mine Safety and Health Administration (the “Violations”). The Little Rock facility received proposed assessments of $2,542 which are reportable under Section 1503 (a)(1)(F) of the Act. The Corona, California, mine received no citation for any Violation as defined, but had a proposed assessment for other violations in the total amount of $4,726. The Wausau, Wisconsin, mine received citations for eight Violations. The Wausau facility received proposed assessments of $11,811 which are reportable under Section 1503 (a)(1)(F) of the Act. The Pittsboro, North Carolina, mine received no citation for any Violations as defined, and had no proposed assessment. During the quarter, the Company did not receive any other citations or orders reportable under Section 1503(a)(1) or have other violations reportable thereunder, had no mining-related fatalities and had no pending legal action before the Federal Mine Safety and Health Review Commission.

Item 6. Exhibits.

Exhibits.  These exhibits are either incorporated by reference into this report or filed herewith with this report. Exhibit numbers 10.1 through 10.48 are management contracts or compensatory plans or arrangements.

Index to Exhibits:

(3)      Articles of Incorporation and bylaws

(3.1)	Certificate of incorporation, as amended as of May 11, 2007, is incorporated by reference from our Form 8-K dated May 14, 2007.
(3.2)	Bylaws, as amended as of February 10, 2009, are incorporated by reference from our Form 8-K dated February 12, 2009.

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

(10.31)	Description of changes to 3M Compensation Plan for Non-Employee Directors is incorporated by reference from our Form 8-K dated August 8, 2005.
(10.32)	3M Compensation Plan for Non-Employee Directors, as amended, through November 8, 2004, is incorporated by reference from our Form 10-K for the year ended December 31, 2004.
(10.33)	Amendment of 3M Compensation Plan for Non-Employee Directors is incorporated by reference from our Form 8-K dated November 14, 2008.
(10.34)	3M 1992 Directors Stock Ownership Program, as amended through November 8, 2004, is incorporated by reference from our Form 10-K for the year ended December 31, 2004.

(10.35)	Amendment of 3M 1992 Directors Stock Ownership Program is incorporated by reference from our Form 8-K dated November 14, 2008.
(10.36)	3M Executive Life Insurance Plan, as amended, is incorporated by reference from our Form 10-K for the year ended December 31, 2003.
(10.37)	Summary of Personal Financial Planning Services for 3M Executives is incorporated by reference from our Form 10-K for the year ended December 31, 2003.
(10.38)	3M policy on reimbursement of incentive payments is incorporated by reference from our Form 10-K for the year ended December 31, 2006.
(10.39)	Amended and Restated 3M Nonqualified Pension Plan I is incorporated by reference from our Form 8-K dated December 23, 2008.
(10.40)	Amended and Restated 3M Nonqualified Pension Plan II is incorporated by reference from our Form 8-K dated December 23, 2008.
(10.41)	3M Nonqualified Pension Plan III is incorporated by reference from our Form 8-K dated November 14, 2008.
(10.42)	Employment agreement dated as of December 6, 2005, between 3M and George W. Buckley is incorporated by reference from our Form 8-K dated December 9, 2005.
(10.43)	Amendment, dated August 14, 2006, to employment agreement between 3M and George W. Buckley is incorporated by reference from our Form 10-Q for the quarter ended September 30, 2006.
(10.44)	Amendment to Employment Agreement between 3M and George W. Buckley is incorporated by reference from our Form 8-K dated December 17, 2008.
(10.45)	Employment agreement dated as of January 23, 2002, between 3M and Patrick D. Campbell is incorporated by reference from our Form 10-K for the year ended December 31, 2001.
(10.46)	Amendment to Employment Agreement between 3M and Patrick D. Campbell is incorporated by reference from our Form 8-K dated November 18, 2008.
(10.47)	Appointment and Compensatory arrangements between 3M and David W. Meline are incorporated by reference from our Form 8-K dated July 23, 2008.
(10.48)	Policy on Reimbursement of Incentive Compensation (effective May 11, 2010) is incorporated by reference from our Form 10-Q dated August 4, 2010.
(10.49)	Five-year credit agreement as of April 30, 2007, is incorporated by reference from our Form 8-K dated May 3, 2007.
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
(101)

The following financial information from 3M Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2010, filed with the SEC on November 5, 2010, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statement of Income for the three and nine-month month periods ended September 30, 2010 and 2009, (ii) the Consolidated Balance Sheet at September 30, 2010 and December 31, 2009, (iii) the Consolidated Statement of Cash Flows for the nine-month periods ended September 30, 2010 and 2009, and (iv) Notes to Consolidated Financial Statements.*

*Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

3M COMPANY

(Registrant)

Date: November 5, 2010

By	/s/ Patrick D. Campbell
Patrick D. Campbell,
Senior Vice President and Chief Financial Officer

(Mr. Campbell is the Principal Financial Officer and has
been duly authorized to sign on behalf of the Registrant.)