Form 10-K
period 2010-12-31
3M CO
filed 2011-02-16
CIK 66740

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐     No  ☒

The aggregate market value of voting stock held by nonaffiliates of the Registrant, computed by reference to the closing price and shares outstanding, was approximately $62.6 billion as of January 31, 2011 (approximately $56.3 billion as of June 30, 2010, the last business day of the Registrant’s most recently completed second quarter).

Shares of common stock outstanding at January 31, 2011: 711,805,978.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Company’s definitive proxy statement (to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year-end of December 31, 2010) for its annual meeting to be held on May 10, 2011, are incorporated by reference in this Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

This document (excluding exhibits) contains 124 pages.

The table of contents is set forth on page 2. The exhibit index begins on page 121.

3M COMPANY

FORM 10-K

For the Year Ended December 31, 2010

3M COMPANY

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2010

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

At December 31, 2010, the Company employed 80,057 people (full-time equivalents), with 32,955 employed in the United States and 47,102 employed internationally.

Business Segments

As discussed in Note 17 to the Consolidated Financial Statements, effective in the first quarter of 2010, 3M made certain product moves between its business segments in its continuing effort to drive growth by aligning businesses around markets and customers. Segment information presented herein reflects the impact of these changes for all periods presented.

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

Major industrial products include vinyl, polyester, foil and specialty industrial tapes and adhesives; Scotch® Masking Tape, Scotch® Filament Tape and Scotch® Packaging Tape; packaging equipment; 3M™ VHB™ Bonding Tapes; conductive, low surface energy, hot melt, spray and structural adhesives; reclosable fasteners; label materials for durable goods; and coated, nonwoven and microstructured surface finishing and grinding abrasives for the industrial market. 3M Purification Inc. (previously referred to as CUNO Incorporated), provides a comprehensive line of filtration products for the separation, clarification and purification of fluids and gases. Other industrial products include fluoroelastomers for seals, tubes and gaskets in engines; and engineering fluids. In addition, this segment provides 3M™ Scotchtint™ Window Film for buildings; 3M™ Ultra Safety and Security Window Film for property and personal protection during destructive weather conditions; closure systems for personal hygiene products; and acoustic systems products.

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

Health Care Business: The Health Care segment serves markets that include medical clinics and hospitals, pharmaceuticals, dental and orthodontic practitioners, and health information systems. Products and services provided to these and other markets include medical and surgical supplies, skin health and infection prevention products, inhalation and transdermal drug delivery systems, dental and orthodontic products (oral care), health information systems, and food safety products.

In the medical and surgical areas, 3M is a supplier of medical tapes, dressings, wound closure products, orthopedic casting materials, electrodes and stethoscopes. In infection prevention, 3M markets a variety of surgical drapes, masks and preps, as well as sterilization assurance equipment. Other products include drug delivery systems, such as metered-dose inhalers, transdermal skin patches and related components. In addition, in the fourth quarter of 2010, 3M acquired Arizant Inc., a manufacturer of patient warming solutions designed to prevent hypothermia in surgical settings. Dental and orthodontic products include restoratives, adhesives, finishing and polishing products, crowns, impression materials, preventive sealants, professional tooth whiteners, prophylaxis and orthodontic appliances. In health information systems, 3M develops and markets computer software for hospital coding and data classification, and provides related consulting services. 3M provides food safety products that make it faster and easier for food processors to test the microbiological quality of food.

Display and Graphics Business: The Display and Graphics segment serves markets that include electronic display, traffic safety and commercial graphics. This segment includes optical film solutions for LCD electronic displays; computer screen filters; reflective sheeting for transportation safety; commercial graphics sheeting and systems; and mobile interactive solutions, including mobile display technology, visual systems products, and computer privacy filters.

The optical film business provides films that serve numerous market segments of the electronic display industry. 3M provides distinct products for five market segments, including products for: 1) LCD computer monitors, 2) LCD televisions, 3) hand-held devices such as cellular phones, 4) notebook PCs and 5) automotive displays. In traffic safety systems, 3M provides reflective sheetings used on highway signs, vehicle license plates, construction work-zone devices, trucks and other vehicles, and also provides pavement marking systems. Major commercial graphics products include films, inks, digital signage systems and related products used to produce graphics for vehicles, signs and interior surfaces. The mobile interactive solutions business focuses on bringing technology to the projection market, including mobile display technology in addition to its visual communication products that serve the world’s office and education markets with overhead projectors and transparency films, as well as equipment and materials for electronic and multimedia presentations. In addition, this business includes desktop and notebook computer screen filters that address needs for light control, privacy viewing and glare reduction.

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

Safety, Security and Protection Services Business: The Safety, Security and Protection Services segment serves a broad range of markets that increase the safety, security and productivity of workers, facilities and systems. Major product offerings include personal protection products, safety and security products (including border and civil security solutions), cleaning and protection products for commercial establishments, track and trace solutions, and roofing granules for asphalt shingles. In the fourth quarter of 2010, 3M acquired Cogent Inc. and Attenti Holdings S.A. Cogent Inc. is a provider of finger, palm, face and iris biometric systems for governments, law enforcement agencies, and commercial enterprises. Attenti Holdings S.A. is a supplier of remote people-monitoring technologies used for offender-monitoring applications and to assist eldercare facilities in monitoring and enhancing the safety of patients. In April 2008, 3M acquired Aearo Holding Corp., the parent company of Aearo Technologies Inc. (hereafter referred to as Aearo). Aearo manufactures and sells personal protection and energy absorbing products, which expanded 3M’s platform by adding hearing protection as well as eyewear and fall protection product lines to 3M’s existing line of respiratory products. The consumer retail portion of Aearo’s business is included in 3M’s Consumer and Office business segment. The thermal acoustic systems portion of Aearo’s business is included in 3M’s Industrial and Transportation business segment.

This segment’s products include certain maintenance-free and reusable respirators, personal protective equipment, electronic surveillance products, films that protect against counterfeiting, and reflective materials that are widely used on apparel, footwear and accessories, enhancing visibility in low-light situations. 3M’s Track and Trace Solutions business utilizes radio frequency identification (RFID) technology to provide a growing array of solutions — from library patron self-checkout systems to tracking packages. Other products include spill-control sorbents; 3M™ Thinsulate™ Insulation and 3M™ Thinsulate™ Lite Loft™ Insulation; nonwoven abrasive materials for floor maintenance and commercial cleaning; floor matting; and natural and color-coated mineral granules for asphalt shingles. In the second quarter of 2008, 3M completed the sale of its HighJump Software business which provided supply chain execution software solutions.

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

Research and Patents

Research and product development constitutes an important part of 3M’s activities and has been a major driver of 3M’s sales growth. Research, development and related expenses totaled $1.434 billion in 2010, $1.293 billion in 2009 and $1.404 billion in 2008. Research and development, covering basic scientific research and the application of scientific advances in the development of new and improved products and their uses, totaled $919 million in 2010, $838 million in 2009 and $851 million in 2008. Related expenses primarily include technical support provided by 3M to customers who are using existing 3M products; internally developed patent costs, which include costs and fees incurred to prepare, file, secure and maintain patents; and amortization of acquired patents.

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

Raw Materials

In 2010, the Company experienced cost increases in most raw materials and transportation fuel costs. This was driven by higher basic feedstock costs, particularly oil-derived materials and metals. To date, the Company is receiving sufficient quantities of all raw materials to meet its reasonably foreseeable production requirements. It is impossible to predict future shortages of raw materials or the impact any such shortages would have. 3M has avoided disruption to its manufacturing operations through careful management of existing raw material inventories and development and qualification of additional supply sources. 3M manages commodity price risks through negotiated supply contracts, price protection agreements and forward physical contracts.

Environmental Law Compliance

3M’s manufacturing operations are affected by national, state and local environmental laws around the world. 3M has made, and plans to continue making, necessary expenditures for compliance with applicable laws. 3M is also involved in remediation actions relating to environmental matters from past operations at certain sites. Refer to the “Environmental Matters and Litigation” section in Note 14, Commitments and Contingencies, for more detail.

Environmental expenditures relating to existing conditions caused by past operations that do not contribute to current or future revenues are expensed. Reserves for liabilities related to anticipated remediation costs are recorded on an undiscounted basis when they are probable and reasonably estimable, generally no later than the completion of feasibility studies or the Company’s commitment to a plan of action. Environmental expenditures for capital projects that contribute to current or future operations generally are capitalized and depreciated over their estimated useful lives.

In 2010, 3M invested about $12 million in capital projects to protect the environment. This amount excludes expenditures for remediation actions relating to existing matters caused by past operations that do not contribute to current or future revenues, which are expensed. Capital expenditures for environmental purposes have included pollution control devices — such as wastewater treatment plant improvements, scrubbers, containment structures, solvent recovery units and thermal oxidizers — at new and existing facilities constructed or upgraded in the normal course of business. Consistent with the Company’s policies stressing environmental responsibility, capital expenditures (other than for remediation projects) for known projects are presently expected to be about $30 million over the next two years for new or expanded programs to build facilities or modify manufacturing processes to minimize waste and reduce emissions.

While the Company cannot predict with certainty the future costs of such cleanup activities, capital expenditures or operating costs for environmental compliance, the Company does not believe they will have a material effect on its capital expenditures, earnings or competitive position.

Executive Officers

Following is a list of the executive officers of 3M, and their age, present position, the year elected to their present position and other positions they have held during the past five years. No family relationships exist among any of the executive officers named, nor is there any undisclosed arrangement or understanding pursuant to which any person was selected as an officer. This information is presented as of the date of the 10-K filing (February 16, 2011).

Name	Age	Present Position	Year Elected to Present Position	Other Positions Held During 2006-2010
George W. Buckley	63	Chairman of the Board, President and Chief Executive Officer	2005

Patrick D. Campbell	58	Senior Vice President and Chief Financial Officer	2002

Joaquin Delgado	51	Executive Vice President, Electro and Communications Business	2009	Vice President and General Manager, Electronics Markets Materials Division, 2007-2009
				Vice President, Research and Development and New Business Ventures, Consumer and Office Business, 2005-2007

Joe E. Harlan	51	Executive Vice President, Consumer and Office Business	2009	Executive Vice President, Electro and Communications Business, 2004-2009

Michael A. Kelly	54	Executive Vice President, Display and Graphics Business	2006	Division Vice President, Occupational Health and Environmental Safety Division, 2003-2006

Roger H.D. Lacey	60	Senior Vice President, Strategy and Corporate Development	2010	Vice President, Corporate Strategy and Marketing Development, 2007-2009
				Staff Vice President, Corporate Strategy and Marketing Development, 2006-2007
				Staff Vice President, eBusiness and Corporate Planning and Strategy, 2000-2006

Angela S. Lalor	45	Senior Vice President, Human Resources	2006

Jean Lobey	58	Executive Vice President, Safety, Security and Protection Services Business	2005

Robert D. MacDonald	60	Senior Vice President, Marketing and Sales	2004

Frederick J. Palensky	61	Executive Vice President, Research and Development and Chief Technology Officer	2006	Executive Vice President, Enterprise Services, 2005-2006

Brad T. Sauer	51	Executive Vice President, Health Care Business	2004

Executive Officers (continued)

Name	Age	Present Position	Year Elected to Present Position	Other Positions Held During 2006-2010
Hak Cheol Shin	53	Executive Vice President, Industrial and Transportation Business	2006

Marschall I. Smith	66	Senior Vice President, Legal Affairs and General Counsel	2007	Vice President and General Counsel Brunswick Corporation, 2001-2007

Inge G. Thulin	57	Executive Vice President, International Operations	2004

John K. Woodworth	59	Senior Vice President, Corporate Supply Chain Operations	2006	Vice President, Asia Pacific, 2004-2006

Cautionary Note Concerning Factors That May Affect Future Results

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

Forward-looking statements relate to future events and typically address the Company’s expected future business and financial performance. Words such as “plan,” “expect,” “aim,” “believe,” “project,” “target,” “anticipate,” “intend,” “estimate,” “will,” “should,” “could” and other words and terms of similar meaning, typically identify such forward-looking statements. In particular, these include, among others, statements relating to the Company’s

•                                           strategy for growth, future revenues, earnings, cash flow, uses of cash and other measures of financial performance, and market position,

•                                           worldwide economic and capital markets conditions, such as interest rates, foreign currency exchange rates, and financial conditions of our suppliers and customers,

•                                           new business opportunities, product development, and future performance or results of current or anticipated products,

•                                           the scope, nature or impact of acquisition, strategic alliance and divestiture activities,

•                                           the outcome of contingencies, such as legal and regulatory proceedings,

•                                           future levels of indebtedness, common stock repurchases and capital spending,

•                                           future availability of and access to credit markets,

•                                           pension and postretirement obligation assumptions and future contributions, asset impairments, tax liabilities, and

•                                           the effects of changes in tax, environmental and other laws and regulations in the United States and other countries in which we operate.

The Company assumes no obligation to update or revise any forward-looking statements.

Forward-looking statements are based on certain assumptions and expectations of future events and trends that are subject to risks and uncertainties. Actual future results and trends may differ materially from historical results or those reflected in any such forward-looking statements depending on a variety of factors. Important information as to these factors can be found in this document, including, among others, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the headings of “Overview”, “Critical Accounting Estimates” and “Financial Condition and Liquidity.”  Discussion of these factors is incorporated by reference from Part I, Item 1A, “Risk Factors,” of this document, and should be considered an integral part of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  For additional information concerning factors that may cause actual results to vary materially from those stated in the forward-looking statements, see our reports on Form 10-K, 10-Q and 8-K filed with the SEC from time to time.

Item 1A. Risk Factors

Provided below is a cautionary discussion of what we believe to be the most important risk factors applicable to the Company. Discussion of these factors is incorporated by reference into and considered an integral part of Part II, Item 7, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations.”

* Results are impacted by the effects of, and changes in, worldwide economic and capital markets conditions. The Company operates in more than 65 countries and derives approximately two-thirds of its revenues from outside the United States. The Company’s business is subject to global competition and may be adversely affected by factors in the United States and other countries that are beyond its control, such as disruptions in financial markets or downturns in economic activity in specific countries or regions, or in the various industries in which the Company operates; social, political or labor conditions in specific countries or regions; or adverse changes in the availability and cost of capital, interest rates, tax rates, or regulations in the jurisdictions in which the Company operates.

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

* Foreign currency exchange rates and fluctuations in those rates may affect the Company’s ability to realize projected growth rates in its sales and earnings. Because the Company’s financial statements are denominated in U.S. dollars and approximately two-thirds of the Company’s revenues are derived from outside the United States, the Company’s results of operations and its ability to realize projected growth rates in sales and earnings could be adversely affected if the U.S. dollar strengthens significantly against foreign currencies.

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

* The Company’s future results may be affected by various legal and regulatory proceedings and legal compliance risks, including those involving product liability, antitrust, environmental, the U.S. Foreign Corrupt Practices Act and other anti-bribery, anti-corruption, or other matters. The outcome of these legal proceedings may differ from the Company’s expectations because the outcomes of litigation, including regulatory matters, are often difficult to reliably predict. Various factors or developments can lead the Company to change current estimates of liabilities and related insurance receivables where applicable, or make such estimates for matters previously not susceptible of reasonable estimates, such as a significant judicial ruling or judgment, a significant settlement, significant regulatory developments or changes in applicable law. A future adverse ruling, settlement or unfavorable development could result in future charges that could have a material adverse effect on the Company’s results of operations or cash flows in any particular period. For a more detailed discussion of the legal proceedings involving the Company and the associated accounting estimates, see the discussion in Note 14 “Commitments and Contingencies” within the Notes to Consolidated Financial Statements.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

3M’s general offices, corporate research laboratories, and certain division laboratories are located in St. Paul, Minnesota. The Company operates 76 manufacturing facilities in 28 states. The Company operates 115 manufacturing and converting facilities in 38 countries outside the United States.

3M owns the majority of its physical properties. 3M’s physical facilities are highly suitable for the purposes for which they were designed. Because 3M is a global enterprise characterized by substantial intersegment cooperation, properties are often used by multiple business segments.

Item 3. Legal Proceedings.

Discussion of legal matters is incorporated by reference from Part II, Item 8, Note 14, “Commitments and Contingencies,” of this document, and should be considered an integral part of Part I, Item 3, “Legal Proceedings.”

Item 4. Removed and Reserved.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Equity compensation plans’ information is incorporated by reference from Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” of this document, and should be considered an integral part of Item 5. At January 31, 2011, there were 104,261 shareholders of record. 3M’s stock is listed on the New York Stock Exchange, Inc. (NYSE), the Chicago Stock Exchange, Inc., and the SWX Swiss Exchange. Cash dividends declared and paid totaled $.525 per share for each quarter of 2010, and $.51 per share for each quarter of 2009. Stock price comparisons follow:

Stock price comparisons (NYSE composite transactions)

(Per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
2010 High	$85.17	$90.52	$88.38	$91.49	$91.49
2010 Low	77.25	67.98	77.04	83.00	67.98
2009 High	$59.81	$61.46	$76.00	$84.32	$84.32
2009 Low	40.87	48.72	57.81	71.62	40.87

Issuer Purchases of Equity Securities

Repurchases of 3M common stock are made to support the Company’s stock-based employee compensation plans and for other corporate purposes. In February 2007, 3M’s Board of Directors authorized a two-year share repurchase of up to $7.0 billion for the period from February 12, 2007 to February 28, 2009. In February 2009, 3M’s Board of Directors extended this share repurchase authorization with no pre-established end date. In February 2011, 3M’s Board of Directors replaced the Company’s existing repurchase program with a new repurchase program. This new program authorizes the repurchase of up to $7.0 billion of 3M’s outstanding common stock, with no pre-established end date.

Issuer Purchases of Equity

Securities (registered pursuant to

Section 12 of the Exchange Act)

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
				(Millions)
January 1-31, 2010	19,104	$83.92	—	$2,567
February 1-28, 2010	16,058	$79.26	—	$2,567
March 1-31, 2010	213,121	$81.05	192,000	$2,551
Total January 1-March 31, 2010	248,283	$81.15	192,000	$2,551
April 1-30, 2010	392,863	$87.51	321,900	$2,523
May 1-31, 2010	2,476,176	$82.38	2,199,700	$2,342
June 1-30, 2010	1,885,942	$77.16	1,884,400	$2,197
Total April 1-June 30, 2010	4,754,981	$80.73	4,406,000	$2,197
July 1-31, 2010	76,382	$86.34	—	$2,197
August 1-31, 2010	30,592	$86.41	—	$2,197
September 1-30, 2010	16,091	$84.40	—	$2,197
Total July 1-September 30, 2010	123,065	$86.11	—	$2,197
October 1-31, 2010	153,840	$85.40	127,500	$2,186
November 1-30, 2010	2,692,245	$85.00	2,675,000	$1,959
December 1-31, 2010	2,600,252	$85.90	2,514,600	$1,743
Total October 1-December 31, 2010	5,446,337	$85.44	5,317,100	$1,743
Total January 1-December 31, 2010	10,572,666	$83.23	9,915,100	$1,743

(1)          The total number of shares purchased includes: (i) shares purchased under the Board’s authorizations described above, and (ii) shares purchased in connection with the exercise of stock options.

(2)          The total number of shares purchased as part of publicly announced plans or programs includes shares purchased under the Board’s authorizations described above.

Item 6. Selected Financial Data.

(Dollars in millions, except per share amounts)	2010	2009	2008	2007	2006
Years ended December 31:
Net sales	$26,662	$23,123	$25,269	$24,462	$22,923
Net income attributable to 3M	4,085	3,193	3,460	4,096	3,851
Per share of 3M common stock:
Net income attributable to 3M — basic	5.72	4.56	4.95	5.70	5.15
Net income attributable to 3M — diluted	5.63	4.52	4.89	5.60	5.06
Cash dividends declared and paid per 3M common share	2.10	2.04	2.00	1.92	1.84
At December 31:
Total assets	$30,156	$27,250	$25,793	$24,699	$21,294
Long-term debt (excluding portion due within one year) and long-term capital lease obligations	4,277	5,204	5,224	4,088	1,112

Items included in the preceding table which had a significant impact on results are summarized as follows. 2010 included a one-time, non-cash income tax charge of $84 million, or 12 cents per diluted share, resulting from the March 2010 enactment of the Patient Protection and Affordable Care Act, including modifications made in the Health Care and Education Reconciliation Act of 2010. 2009 results included net losses that decreased operating income by $194 million and net income attributable to 3M by $119 million. 2009 included restructuring actions ($209 million pre-tax, $128 million after tax and noncontrolling interest), which were partially offset by a gain on sale of real estate ($15 million pre-tax, $9 million after tax). 2008 results included net losses that decreased operating income by $269 million and net income attributable to 3M by $194 million. 2008 included restructuring actions ($229 million pre-tax, $147 million after-tax and noncontrolling interest), exit activities ($58 million pre-tax, $43 million after-tax) and losses related to the sale of businesses ($23 million pre-tax, $32 million after-tax), which were partially offset by a gain on sale of real estate ($41 million pre-tax, $28 million after-tax). 2007 results included net gains that increased operating income by $681 million and net income attributable to 3M by $448 million. 2007 included gains related to the sale of businesses ($849 million pre-tax, $550 million after-tax) and a gain on sale of real estate ($52 million pre-tax, $37 million after-tax), which were partially offset by increases in environmental liabilities ($134 million pre-tax, $83 million after-tax), restructuring actions ($41 million pre-tax, $27 million after-tax), and exit activities ($45 million pre-tax, $29 million after-tax). 2006 results included net gains that increased operating income by $523 million and net income attributable to 3M by $438 million. 2006 included net benefits from gains related to the sale of certain portions of 3M’s branded pharmaceuticals business ($1.074 billion pre-tax, $674 million after-tax) and favorable income tax adjustments ($149 million), which were partially offset by restructuring actions ($403 million pre-tax, $257 million after-tax), acquired in-process research and development expenses ($95 million pre-tax and after-tax), settlement costs of an antitrust class action ($40 million pre-tax, $25 million after-tax), and environmental obligations related to the pharmaceuticals business ($13 million pre-tax, $8 million after-tax).

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to provide a reader of 3M’s financial statements with a narrative from the perspective of management. 3M’s MD&A is presented in eight sections:

•       Overview

•       Results of Operations

•       Performance by Business Segment

•       Performance by Geographic Area

•       Critical Accounting Estimates

•       New Accounting Pronouncements

•       Financial Condition and Liquidity

•       Financial Instruments

OVERVIEW

3M is a diversified global manufacturer, technology innovator and marketer of a wide variety of products. As discussed in Note 17 to the Consolidated Financial Statements, effective in the first quarter of 2010, 3M made certain product moves between its business segments in its continuing effort to drive growth by aligning businesses around markets and customers. The financial information presented herein reflects the impact of these changes for all periods presented. 3M manages its operations in six operating business segments: Industrial and Transportation; Health Care; Display and Graphics; Consumer and Office; Safety, Security and Protection Services; and Electro and Communications.

Fourth-quarter 2010 sales grew nearly 10 percent to $6.7 billion, despite negative comparisons from H1N1 and moderating sales growth in optical films for LCD TVs. Sales growth was broad-based, with organic sales volumes expanding in all businesses, led by a 19.8 percent increase in Electro and Communications and a 14.7 percent increase in Display and Graphics. Geographically, organic sales volume was strongest in Asia Pacific at 18.1 percent and Latin America at 12.2 percent. Net income attributable to 3M in the fourth quarter of 2010 was $928 million, or $1.28 per diluted shares, compared to $935 million, or $1.30 per diluted share, in the fourth quarter of 2009. Fourth-quarter income was penalized by year-on-year H1N1-related comparisons, increases in raw material costs, and investments to accelerate future growth. 3M continues to invest in research and development, sales and marketing (including advertising and merchandising investments), and also incurred acquisition-related costs in the fourth quarter. 3M made several large fourth-quarter 2010 acquisitions, including Arizant Inc., Attenti Holdings S.A. and Cogent Inc.

For total year 2010, 3M achieved record net sales and diluted earnings per share, while investing significantly to improve long-term growth. For example, research, development and related expenses of $1.4 billion helped to drive innovation and new product sales. 3M also accelerated sales and marketing investments in high-growth markets to help secure future growth. The Company posted 2010 sales of $26.7 billion and earnings of $5.63 per diluted share, up 15.3 percent and 24.6 percent, respectively. All businesses posted positive organic volume growth, led by Electro and Communications at 26.9 percent, Display and Graphics at 26.5 percent, and Industrial and Transportation at 16.9 percent. Including special items (discussed below), net income attributable to 3M in 2010 was $4.085 billion, or $5.63 per diluted share, compared to $3.193 billion or $4.52 per diluted share, in 2009, and $3.460 billion, or $4.89 per diluted share, in 2008.

In 2010, 3M recorded a one-time, non-cash income tax charge of $84 million, or 12 cents per diluted share, resulting from the March 2010 enactment of the Patient Protection and Affordable Care Act, including modifications made in the Health Care and Education Reconciliation Act of 2010. Refer to the special items discussion at the end of this overview section for more detail.

3M has been aggressively restructuring the company since early 2008 and continued this effort through the third quarter of 2009, with these restructuring actions and exit activities resulting in an aggregate reduction of approximately 6,400 positions. The related net restructuring charges and other special items reduced net income attributable to 3M for year 2009 by $119 million, or $0.17 per diluted share. Special items reduced net income attributable to 3M for year 2008 by $194 million, or $0.28 per diluted share. Refer to the special items discussion at the end of this overview section for more detail. These restructuring actions and exit activities resulted in savings of almost $400 million in 2009 and additional incremental savings of more than $150 million in 2010, with the majority of

2010’s benefit in the first half of the year. In addition, 3M amended its policy regarding banked vacation in 2009, which added more than $100 million to operating income in 2009, with a benefit of approximately $80 million in 2010.

Sales in 2009 totaled $23.1 billion, a decrease of 8.5 percent from 2008. In 2009, the global economic slowdown dramatically affected comparisons for 3M’s businesses. Substantial end-market declines and inventory takedowns in major industries, including automotive, consumer electronics and general industrial manufacturing, resulted in significantly lower sales and income. Accordingly, 3M reduced its cost structure, lowered manufacturing output and intensified its attention to operational improvement. The combination of these actions drove operating income margins of 20.8 percent in 2009, compared to 20.6 percent in 2008. Restructuring charges and other special items reduced this operating income margin by approximately one percentage point in both 2009 and 2008.

In 2010, four of 3M’s six business segments posted sales increases in excess of 10 percent. Operating income margins were 21 percent or higher in all six of the Company’s business segments. The following table contains sales and operating income results by business segment for the years ended December 31, 2010 and 2009.

	2010			2009			2010 vs. 2009 % change
(Dollars in millions)	Net Sales	% of Total	Oper. Income	Net Sales	% of Total	Oper. Income	Net Sales	Oper. Income
Business Segments
Industrial and Transportation	$8,581	32.2%	$1,799	$7,232	31.3%	$1,259	18.7%	42.9%
Health Care	4,521	17.0%	1,364	4,294	18.6%	1,350	5.3%	1.0%
Display and Graphics	3,884	14.6%	946	3,132	13.5%	590	24.0%	60.3%
Consumer and Office	3,853	14.4%	840	3,471	15.0%	748	11.0%	12.3%
Safety, Security and Protection Services	3,308	12.4%	707	3,064	13.3%	724	8.0%	(2.4)%
Electro and Communications	2,922	11.0%	631	2,276	9.8%	322	28.4%	96.0%
Corporate and Unallocated	9	0.0%	(277)	12	0.1%	(100)
Elimination of Dual Credit	(416)	(1.6)%	(92)	(358)	(1.6)%	(79)

Total Company	$26,662	100.0%	$5,918	$23,123	100.0%	$4,814	15.3%	22.9%

In 2010, sales increased 15.3 percent, led by Electro and Communications at 28.4 percent, Display and Graphics at 24.0 percent, Industrial and Transportation at 18.7 percent, and Consumer and Office at 11.0 percent. Sales growth in these business segments was led by consumer electronics, automotive OEM, renewable energy, and broad-based consumer and office growth, as well as sales growth in those businesses that serve the broad industrial manufacturing sector. Local-currency sales (which includes volume, selling price and acquisition impacts, but excludes divestiture and translation impacts) increased 14.4 percent. Foreign currency effects added 1.0 percent to sales, while divestiture impacts reduced sales by 0.1 percent. Operating income margins for the 2010 were 22.2 percent, compared to 20.8 percent in 2009. Refer to the section entitled “Performance by Business Segment” and “Performance by Geographic Area” later in MD&A for discussion by business segment and geographic area of sales change and items that impacted reported operating income. Refer to Note 17 for discussion of Corporate and Unallocated and Elimination of Dual Credit.

3M generated $5.2 billion of operating cash flows in 2010, an increase of $233 million when compared to 2009. This followed an increase of $408 million when comparing 2009 to 2008. In 2010, the Company utilized approximately $1.5 billion of cash to pay dividends. In February 2011, 3M’s Board of Directors authorized the repurchase of up to $7.0 billion of 3M’s outstanding common stock, replacing the Company’s existing repurchase program. This authorization has no pre-established end date. The Company repurchased $854 million of 3M common stock in 2010. In 2009, with the Company’s emphasis on maintaining ample liquidity and enhancing balance sheet strength, share repurchase activity was minimal, as no broker repurchases of stock were made. This compared to repurchases of 3M common stock of $1.6 billion in 2008. In February 2011, 3M’s Board of Directors authorized a dividend increase of 4.8 percent for 2011, marking the 53rd consecutive year of dividend increases for 3M. 3M’s debt to total capital ratio (total capital defined as debt plus equity) at December 31, 2010 was 25 percent, compared to 30 percent at December 31, 2009, and 39 percent at December 31, 2008. A portion of the increase in debt at year-end 2008 was the result of a strategy to build and maintain a cash buffer in the U.S. given the difficult market environment at that point in time. 3M has an AA- credit rating with a stable outlook from Standard & Poor’s and an Aa2 credit rating with a stable outlook from Moody’s Investors Service. In addition to cash on hand, the Company has sufficient access to capital markets to meet currently anticipated growth and acquisition investment funding needs.

In 2010, the Company experienced cost increases in most raw materials and transportation fuel costs. This was driven by higher basic feedstock costs, particularly oil-derived materials and metals. To date the Company is receiving sufficient quantities of all raw materials to meet its reasonably foreseeable production requirements. It is impossible to predict future shortages of raw materials or the impact any such shortages would have. 3M has avoided disruption to its manufacturing operations through careful management of existing raw material inventories and development and qualification of additional supply sources. 3M manages commodity price risks through negotiated supply contracts, price protection agreements and forward physical contracts.

In 2011, 3M expects sales growth of 10 percent or more, with organic sales volume growing 5.5 to 7.5 percent, currency effects adding 1 to 2 percent (assuming December 31, 2010 exchange rates), and acquisitions adding 4 to 6 percent for the year. This expected sales growth and related incremental operating income, including a benefit from currency effects (assuming December 31, 2010 exchange rates), should more than offset the items that will negatively impact earnings, as summarized below.

There are a few major items that will negatively impact earnings in 2011. First, as discussed further below, 3M expects that pension and postretirement expense will decrease 2011 earnings, when compared to 2010, by approximately 22 cents per diluted share. A banked vacation policy change made in 2009 will also negatively impact earnings in 2011. Prior to 2009, 3M allowed employees to bank a certain amount of unused vacation. Effective January 1, 2009, 3M employees were given two years to use their previously banked vacation, with the resulting reduction in 3M’s liability benefiting both 2009 and 2010 operating results. This change resulted in an estimated 8 cent per diluted share benefit in 2010 results, which will not carry-over into 2011, and thus, will negatively impact 2011 versus 2010 comparisons. Finally, 3M’s early assessment of the income tax rate indicates an expected 2011 effective tax rate of approximately 29.5 percent compared to 27.7 percent for 2010.

On a worldwide basis, 3M’s pension and postretirement plans were 90 percent funded at year-end 2010. The U.S. qualified plan, which is approximately 71 percent of the worldwide pension obligation, was 97 percent funded, the non-qualified pension plan was not funded, and the international pension plans were 89 percent funded. Asset returns in 2010 for the U.S. qualified plan were 14.4% while the year-end 2010 discount rate was 5.23%, down 0.54 percentage points from the 2009 discount rate of 5.77%. 3M expects to contribute $400 million to $600 million of cash to its global pension and postretirement plans in 2011. The Company does not have a required minimum pension contribution obligation for its U.S. plans in 2011. 3M expects pension and postretirement benefit expense in 2011 to increase by approximately $213 million pre-tax, or 22 cents per diluted share, when compared to 2010. Refer to critical accounting estimates within MD&A and Note 11 (Pension and Postretirement Benefit Plans) for additional information concerning 3M’s pension and post-retirement plans.

Forward-looking statements in Item 7 may involve risks and uncertainties that could cause results to differ materially from those projected (refer to the section entitled “Cautionary Note Concerning Factors That May Affect Future Results” in Item 1 and the risk factors provided in Item 1A for discussion of these risks and uncertainties).

Special Items:

Special items represent significant charges or credits that are important to understanding changes in the Company’s underlying operations.

In 2010, 3M recorded a one-time, non-cash income tax charge of $84 million, or 12 cents per diluted share, resulting from the March 2010 enactment of the Patient Protection and Affordable Care Act, including modifications made in the Health Care and Education Reconciliation Act of 2010 (collectively, the “Act”). The charge is due to a reduction in the value of the company’s deferred tax asset as a result of the Act’s change to the tax treatment of Medicare Part D reimbursements. This item is discussed in more detail in Note 8 (Income Taxes).

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

RESULTS OF OPERATIONS

Net Sales:

	2010			2009
	U.S.	Intl.	Worldwide	U.S.	Intl.	Worldwide
Net sales (millions)	$9,210	$17,452	$26,662	$8,509	$14,614	$23,123
% of worldwide sales	34.5%	65.5%		36.8%	63.2%
Components of net sales change:
Volume — organic	7.0%	17.6%	13.7%	(11.9)%	(8.1)%	(9.5)%
Volume — acquisitions	1.1	0.8	0.9	2.4	1.9	2.1
Price	0.1	(0.4)	(0.2)	2.5	1.5	1.8
Local-currency sales (including acquisitions)	8.2	18.0	14.4	(7.0)	(4.7)	(5.6)
Divestitures	—	(0.1)	(0.1)	(0.3)	(0.1)	(0.1)
Translation	—	1.5	1.0	—	(4.4)	(2.8)
Total sales change	8.2%	19.4%	15.3%	(7.3)%	(9.2)%	(8.5)%

In 2010, local-currency sales increased 14.4 percent. All major geographic areas showed local-currency sales increases, led by Asia Pacific. Worldwide local-currency sales growth was led by Electro and Communications at 27 percent, Display and Graphics at 23 percent, Industrial and Transportation at 17.5 percent and Consumer and Office at 10 percent. Refer to the sections entitled “Performance by Business Segment” and “Performance by Geographic Area” later in MD&A for additional discussion of sales change.

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

Operating Expenses:

(Percent of net sales)	2010	2009	2008	2010 Versus 2009	2009 Versus 2008
Cost of sales	51.9%	52.4%	52.9%	(0.5)%	(0.5)%
Selling, general and administrative expenses	20.5	21.2	20.8	(0.7)	0.4
Research, development and related expenses	5.4	5.6	5.6	(0.2)	—
(Gain)/loss from sale of businesses	—	—	0.1	—	(0.1)
Operating income	22.2%	20.8%	20.6%	1.4%	0.2%

As discussed in the preceding overview section, 2009 included restructuring charges, partially offset by a gain on sale of real estate, which combined decreased operating income by $194 million, or 0.9 percent of net sales. In 2008, the combination of restructuring actions, exit activities and a loss on sale of businesses, partially offset by a gain on sale of real estate, decreased operating income by $269 million, or 1.1 percent of net sales. There were no special items that impacted operating income in 2010. The following tables summarize the 2009 and 2008 special items by income statement caption.

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

Cost of Sales:

Cost of sales includes manufacturing, engineering and freight costs. Cost of sales, measured as a percent of net sales, was 51.9 percent in 2010, a decrease of 0.5 percentage points from 2009. A number of positive factors impacted year-on-year results. These factors included 13.7 percent growth in organic sales volume, improved factory utilization levels, along with cost savings related to prior years’ restructuring actions. In addition, 2009 included a penalty of 0.5 percentage points (as a percent of net sales) related to special items. As discussed in Note 4 (Restructuring Actions and Exit Activities), in 2009, 3M recorded $209 million in restructuring charges, of which $110 million was recorded in cost of sales. This was partially offset by a $15 million gain on sale of a New Jersey roofing granule facility, which was also recorded in cost of sales. In addition, 3M decided to swap Venezuelan bolivars into U.S. dollars in 2009, given the economic conditions in Venezuela at that time, which also negatively impacted cost of sales in 2009. These year-on-year net benefits were partially offset by pricing impacts, as selling prices declined 0.2 percent year-on-year, and raw material prices increased approximately 2 percent year-on-year on a gross basis.

Cost of sales as a percent of net sales decreased 0.5 percentage points in 2009 compared to 2008. As discussed above, 2009 included a net penalty of 0.5 percentage points, or $95 million, related to special items. In 2008, $122 million in restructuring and exit activities were recorded in cost of sales. Thus, restructuring and other items were $27 million lower year-on-year, benefiting cost of sales by 0.1 percentage point. Other benefits to cost of sales as a percent of net sales included increases in selling prices and a slight decrease in material costs. The Company was also able to mitigate organic volume declines through reductions in 3M’s manufacturing cost structure. Finally, in response to deteriorating conditions in Venezuela, 3M Venezuela swapped bolivars into U.S. dollars in 2009. While increasing cost of sales, these actions mitigated 3M’s exposure to future exchange rate risks.

Selling, General and Administrative Expenses:

Selling, general and administrative (SG&A) expenses increased 12 percent in 2010 when compared to 2009. In 2010, sales and marketing expenses increased 14 percent, which included advertising and promotion investment increases of over 20 percent in 2010. These increased investments are expected to help drive sales volumes, both now and into the future. In addition, 3M has increased both sales coverage and its marketing strength, particularly in faster-growing emerging economies. In 2010, general and administrative costs remained under control, as these costs increased at approximately half the rate of 2010 sales growth. SG&A expenses, measured as a percent of net sales, decreased 0.7 percentage points in 2010 compared to 2009. As indicated in Note 4, restructuring expenses of $91 million were recorded in SG&A expenses in 2009. Measured as a percent of sales, these restructuring expenses increased 2009 SG&A expenses by 0.4 percentage points.

Selling, general and administrative (SG&A) expenses as a percent of net sales increased 0.4 percentage points in 2009 when compared to 2008, but decreased $338 million in dollars, helped by savings from restructuring and other actions. In the sales and marketing area, advertising and merchandising costs were down year-on-year, but were up in the fourth quarter. As indicated above, restructuring expenses increased 2009 SG&A expenses as a percent of sales by 0.4 percentage points. In 2008, restructuring actions and exit activities, net of a gain on sale of real estate, increased SG&A by $111 million, which increased SG&A as a percent of sales by 0.5 percentage points. In the fourth quarter of 2008, as part of its restructuring program, 3M took aggressive actions to reduce general and administrative expenses and also pared back selling and marketing costs in certain businesses.

Research, Development and Related Expenses:

Research, development and related expenses (R&D) increased 11 percent in 2010 compared to 2009, as 3M continued to support its key growth initiatives. R&D as a percent of net sales declined to 5.4 percent from 5.6 percent in both 2009 and 2008. R&D expenses in dollars declined approximately 8 percent in 2009 compared to 2008. Overall dollar spending in 2009 was impacted by company-wide cost initiatives, such as reductions in indirect spending.

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

Operating Income:

3M uses operating income as one of its primary business segment performance measurement tools. Operating income was 22.2 percent of sales in 2010, compared to 20.8 percent of sales in 2009 and 20.6 percent of sales in 2008. 2009 was negatively impacted by restructuring expenses, net of a gain on sale of real estate, which combined decreased operating income by 0.9 percentage points ($194 million). 2008 was negatively impacted by restructuring actions, exit activities and a loss on sale of businesses that were partially offset by a gain on sale of real estate, which combined decreased operating income by 1.1 percentage points ($269 million).

Interest Expense and Income:

(Millions)	2010	2009	2008
Interest expense	$201	$219	$215
Interest income	(38)	(37)	(105)
Total	$163	$182	$110

Interest Expense: Interest expense decreased in 2010, driven by lower average U.S. debt balances and lower interest rates. Interest expense increased slightly in 2009, primarily due to higher average U.S. long-term debt balances largely offset by benefits from reduced short-term balances and lower interest rates.

Interest Income: In 2010, interest income was basically unchanged from 2009, with higher average cash and cash equivalent balances largely offset by lower interest rates. Interest income declined in 2009 when compared to 2008, primarily due to lower yields on investments.

Provision for Income Taxes:

(Percent of pre-tax income)	2010	2009	2008
Effective tax rate	27.7%	30.0%	31.1%

The effective tax rate for 2010 was 27.7 percent, compared with 30.0 percent in 2009 and 31.1 percent in 2008. The most significant item that decreased the effective tax rate in both 2010 and 2009 related to international taxes. In 2010, this was due primarily to the 2010 tax benefits resulting from the corporate alignment transactions that allowed the Company to increase its ownership of a foreign subsidiary. The transactions are described in the section of Note 6 entitled “Purchase of Subsidiary Shares and Transfers of Ownership Interest Involving Non-Wholly Owned Subsidiaries.”

The effective tax rate for 2010 also includes a one-time income tax charge of $84 million as a result of the March 2010 enactment of the Patient Protection and Affordable Care Act, including modifications made in the Health Care and Education Reconciliation Act of 2010. Adjustments to income tax reserves and the Domestic Manufacturer’s deduction also benefited year-on-year effective tax rates.

On December 17, 2010, the provision for the research and development credit was extended by the “2010 Tax Relief Act” for expenditures incurred up to December 31, 2012. The provision for the credit had expired on December 31, 2009. The Company recognized the full year benefit of the credit in the fourth quarter of 2010. The benefit of the credit for the full year in 2010 is not materially different from the full year benefit in 2009.

The company currently expects that its effective tax rate for total year 2011 will be approximately 29.5 percent. The rate can vary from quarter to quarter due to discrete items, such as the settlement of income tax audits and changes in tax laws, as well as recurring factors, such as the geographic mix of income before taxes.

Refer to Note 8 for further discussion of income taxes.

Net Income Attributable to Noncontrolling Interest:

(Millions)	2010	2009	2008
Net Income Attributable to Noncontrolling Interest	$78	$51	$60

Net income attributable to noncontrolling interest represents the elimination of the income or loss attributable to non-3M ownership interests in 3M consolidated entities. The changes in noncontrolling interest amounts are primarily related to Sumitomo 3M Limited (Japan), which is 3M’s most significant consolidated entity with non-3M ownership interests. As of December 31, 2010, 3M’s effective ownership in Sumitomo 3M Limited is 75 percent.

Currency Effects:

Currency Effects: 3M estimates that year-on-year currency effects, including hedging impacts, increased net income attributable to 3M by approximately $15 million in 2010 and decreased net income attributable to 3M by approximately $220 million in 2009. This estimate includes the effect of translating profits from local currencies into U.S. dollars; the impact of currency fluctuations on the transfer of goods between 3M operations in the United States and abroad; and transaction gains and losses, including derivative instruments designed to reduce foreign currency exchange rate risks and the negative impact of swapping Venezuelan bolivars into U.S. dollars. 3M estimates that year-on-year derivative and other transaction gains and losses decreased net income attributable to 3M by approximately $115 million in 2010 and had an immaterial impact in 2009.

PERFORMANCE BY BUSINESS SEGMENT

Disclosures relating to 3M’s business segments are provided in Item 1, Business Segments. Financial information and other disclosures are provided in the Notes to the Consolidated Financial Statements. As discussed in Note 17 to the Consolidated Financial Statements, effective in the first quarter of 2010, 3M made certain product moves between its business segments in its continuing effort to drive growth by aligning businesses around markets and customers. Segment information presented herein reflects the impact of these changes for all periods presented. The reportable segments are Industrial and Transportation; Health Care; Display and Graphics; Consumer and Office; Safety, Security and Protection Services; and Electro and Communications. Information related to 3M’s business segments is presented in the tables that follow. Local-currency sales change amounts are separated into organic local-currency sales (which include both organic volume impacts plus selling price impacts) and acquisition impacts. The divestiture impact, translation impact and total sales change are also provided for each segment.

As discussed in the preceding overview and results of operations section, the combination of restructuring actions and other special items significantly impacted 2009 and 2008 results. There were no special items that impacted operating income in 2010. The following tables summarize these special items by business segment.

	2009 Restructuring and Other Summary
(Millions)	Restructuring actions	Gain on sale of real estate	Total
Industrial and Transportation	$89	$—	$89
Health Care	20	—	20
Display and Graphics	22	—	22
Consumer and Office	13	—	13
Safety, Security and Protection Services	16	(15)	1
Electro and Communications	11	—	11
Corporate and Unallocated	38	—	38
Total operating income penalty (benefit)	$209	$(15)	$194

	2008 Restructuring and Other Summary
(Millions)	Restructuring actions	Exit activities	Loss on sale of businesses	Gain on sale of real estate	Total
Industrial and Transportation	$40	$26	$—	$—	$66
Health Care	51	9	—	—	60
Display and Graphics	24	18	—	—	42
Consumer and Office	18	—	—	—	18
Safety, Security and Protection Services	12	3	23	—	38
Electro and Communications	7	—	—	—	7
Corporate and Unallocated	77	2	—	(41)	38
Total operating income penalty (benefit)	$229	$58	$23	$(41)	$269

The following discusses total year results for 2010 compared to 2009, and also discusses 2009 compared to 2008, for each business segment.

Industrial and Transportation Business (32.2% of consolidated sales):

	2010	2009	2008
Sales (millions)	$8,581	$7,232	$8,294
Sales change analysis:
Organic local-currency sales (volume and price)	17.3%	(12.8)%	0.2%
Acquisitions	0.2	2.6	4.6
Local-currency sales	17.5%	(10.2)%	4.8%
Translation	1.2	(2.6)	3.0
Total sales change	18.7%	(12.8)%	7.8%

Operating income (millions)	$1,799	$1,259	$1,568
Percent change	42.9%	(19.7)%	(1.4)%
Percent of sales	21.0%	17.4%	18.9%

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

Year 2010 results:

Sales in Industrial and Transportation increased 18.7 percent to $8.6 billion. In local-currency terms, sales increased 17.5 percent, driven almost entirely by organic volume. Foreign currency impacts added 1.2 percent to 2010 sales growth. Geographically, local-currency sales growth increased in all major geographic regions, led by Asia Pacific. Local-currency sales growth was broad-based across the portfolio, led by renewable energy, automotive OEM, energy and advanced materials, aerospace, abrasives systems, and industrial adhesives and tapes.

Operating income increased 43 percent to $1.8 billion in 2010, with operating income margins of 21.0 percent. In 2009, this business segment recorded charges of $89 million related to restructuring actions, with this charge comprised of employee-related liabilities for severance and benefits of $84 million and fixed asset impairments of $5 million.

Industrial and Transportation continues to invest aggressively to accelerate its growth capability. In February 2011, 3M completed its acquisition of the tape-related assets of Alpha Beta Enterprise Co. Ltd., a leading manufacturer of box sealing tape and masking tape headquartered in Taipei, Taiwan. In addition, in December 2010, 3M announced that it had entered into an agreement to acquire Winterthur Technologies AG (Winterthur) by way of a public tender offer. The associated offer period was extended to February 25, 2011 (refer to Note 2 for additional information). Winterthur, based in Zug, Switzerland, is a leading global supplier of precision grinding technology serving customers in the area of hard-to-grind precision applications in industrial, automotive, aircraft, and cutting tools. Capital spending in the Industrial and Transportation business included solar energy in the U.S. and industrial adhesives and tapes in China. Capital spending on these projects will carry over into 2011.

Year 2009 results:

Industrial and Transportation is a large and highly diversified set of businesses that, when taken together, correlate well with the overall economy. Early in 2009, the business saw significant sales declines that required swift and aggressive restructuring and cost reduction plans to offset the impact of lower volumes, including the impact of large inventory declines in the wholesale distribution channel. Inventories began to stabilize around mid-year 2009.

In 2009, sales were $7.2 billion, down 12.8 percent in dollars and down 10.2 percent in local currency. Foreign currency impacts penalized sales for the year by 2.6 percent. Sales increased in the renewable energy and automotive aftermarket businesses, but sales decreased in the other businesses, impacted by end-market declines. This segment announced restructuring actions in 2009, along with plant shut-downs, furloughs and mandatory vacation across the operation. In 2009, this business segment recorded charges of $89 million related to restructuring actions, with this charge comprised of employee-related liabilities for severance and benefits of $84 million and fixed asset impairments of $5 million. Including these special items, 2009 operating income was $1.3 billion and operating income margins were 17.4 percent. This segment recorded $66 million related to restructuring and exit activities in 2008.

Investment:

In March 2005, 3M’s automotive business completed the purchase of 19 percent of TI&M Beteiligungsgesellschaft mbH (TI&M) for approximately $55 million. TI&M is the parent company of I&T Innovation Technology Entwicklungsund Holding Aktiengesellschaft (I&T), an Austrian maker of flat flexible cable and circuitry. Pursuant to a Shareholders Agreement, 3M marketed the firm’s flat flexible wiring systems for automotive interior applications to the global automotive market. I&T filed a petition for bankruptcy protection in August 2006. As part of its agreement to purchase the shares of TI&M, the Company was granted a put option, which gave the Company the right to sell back its entire ownership interest in TI&M to the other investors from whom 3M acquired its 19 percent interest. The put option became exercisable January 1, 2007. The Company exercised the put option and recovered approximately $25 million of its investment from one of the investors based in Belgium in February 2007. The other two TI&M investors from whom 3M purchased its shares have filed a bankruptcy petition in Austria. The Company expects to recover approximately $8.7 million through the bankruptcy process and is pursuing recovery of the balance of its investment, first, from the sellers’ bank and, to extent not made whole, pursuant to the terms of the Share Purchase Agreement. The Company believes collection of its remaining investment is probable and, as a result, no impairment reserve has been recorded.

Health Care Business (17.0% of consolidated sales):

	2010	2009	2008
Sales (millions)	$4,521	$4,294	$4,303
Sales change analysis:
Organic local-currency sales (volume and price)	4.0%	2.7%	5.0%
Acquisitions	1.2	0.9	1.7
Local-currency sales	5.2%	3.6%	6.7%
Divestitures	(0.2)	—	(0.1)
Translation	0.3	(3.8)	1.5
Total sales change	5.3%	(0.2)%	8.1%

Operating income (millions)	$1,364	$1,350	$1,175
Percent change	1.0%	14.9%	(37.6)%
Percent of sales	30.2%	31.4%	27.3%

The Health Care segment serves markets that include medical clinics and hospitals, pharmaceuticals, dental and orthodontic practitioners, and health information systems. Products and services provided to these and other markets include medical and surgical supplies, skin health and infection prevention products, inhalation and transdermal drug delivery systems, dental and orthodontic products (oral care), health information systems, and food safety products.

Year 2010 results:

Health Care local-currency sales increased 5.2 percent, including a benefit of 1.2 percent from acquisitions, primarily related to the Arizant Inc. acquisition in the fourth quarter. Arizant Inc. is a leading manufacturer of patient warming solutions designed to prevent hypothermia in surgical settings. Currency impacts increased sales by 0.3 percent. On a geographic basis, all regions posted positive local-currency sales growth, led by Asia Pacific and Latin America/Canada. Local currency sales growth was broad-based, led by skin and wound care, drug delivery systems, health information systems, infection prevention and oral care.

Operating income increased 1.0 percent to $1.4 billion, and operating income margins were 30.2 percent. Health Care recorded charges of $20 million related to restructuring actions in 2009, with this charge comprised of employee-related liabilities for severance and benefits. Lower year-on-year H1N1-related sales penalized both sales and operating income in 2010. 3M’s long-term expectation is that operating income margins will be in the high 20’s, as 3M continues to invest to grow this business.

Year 2009 results:

In 2009, sales were $4.3 billion, up 3.6 percent in local currencies. This growth was broad-based, with positive contributions from nearly all businesses. Sales growth was led by the infection prevention and skin and wound care businesses, which provide a multitude of products that improve patient treatment outcomes and increase efficiency for health care providers. 3M also drove positive local-currency sales growth in the oral care business. On a geographic basis, sales growth rates were highest in Asia Pacific, Latin America and Canada.

Health Care recorded charges of $20 million related to restructuring actions in 2009, with this charge comprised of employee-related liabilities for severance and benefits. In 2008, this business segment recorded charges of $60 million related to restructuring and exit activities, primarily comprised of severance and related benefits, but also including $14 million in asset impairments. Including these charges, full-year operating income in Health Care grew 15 percent to $1.35 billion, with operating income margins of 31.4 percent in 2009.

Display and Graphics Business (14.6% of consolidated sales):

	2010	2009	2008
Sales (millions)	$3,884	$3,132	$3,268
Sales change analysis:
Organic local-currency sales (volume and price)	23.0	(5.6)%	(18.0)%
Acquisitions	—	2.8	0.1
Local-currency sales	23.0%	(2.8)%	(17.9)%
Divestitures	—	—	(0.3)
Translation	1.0	(1.4)	1.6
Total sales change	24.0%	(4.2)%	(16.6)%

Operating income (millions)	$946	$590	$583
Percent change	60.3%	1.3%	(50.0)%
Percent of sales	24.4%	18.8%	17.8%

The Display and Graphics segment serves markets that include electronic display, traffic safety and commercial graphics. This segment includes optical film solutions for LCD electronic displays; computer screen filters; reflective sheeting for transportation safety; commercial graphics sheeting and systems; and mobile interactive solutions, including mobile display technology, visual systems products, and computer privacy filters. The optical film business provides films that serve numerous market segments of the electronic display industry. 3M provides distinct products for five market segments, including products for: 1) LCD computer monitors 2) LCD televisions 3) handheld devices such as cellular phones 4) notebook PCs and 5) automotive displays. The optical business includes a number of different products that are protected by various patents and groups of patents. These patents provide varying levels of exclusivity to 3M for a number of such products. As some of 3M’s optical film patents begin to expire in the next few years, 3M will likely see more competition in these products. 3M continues to innovate in the area of optical films and files patents on its new technology and products. 3M’s proprietary manufacturing technology and know-how also provide a competitive advantage to 3M independent of its patents.

Year 2010 results:

Sales in Display and Graphics were $3.9 billion, up 24.0 percent year-on-year. Sales increased 23.0 percent in local currencies, which was entirely organic. Foreign currency impacts increased sales growth by 1.0 percent. Sales rose in all businesses, with the strongest growth in 3M’s optical systems and commercial graphics businesses. In the fourth quarter of 2010, while sales growth moderated in optical films for LCD TVs, local-currency sales were still up more than 10 percent year-on-year. Sales in 2010 were up slightly in the traffic safety systems business and mobile interactive solutions division, which focuses on products that improve projection, personalization and privacy for mobile device users. Geographically, sales growth was led by Asia Pacific, Latin America/Canada, and the United States.

Operating income in 2010 totaled $946 million, or 24.4 percent of sales. In 2009, this business segment recorded net charges of $22 million related to restructuring actions, with this charge comprised of employee-related liabilities for severance and benefits and fixed asset impairments.

Year 2009 results:

In 2009, sales in Display and Graphics declined 4 percent to $3.1 billion, and operating income increased 1.3 percent to $590 million. Sales grew in traffic safety systems and optical systems, but declined in commercial graphics as the global recession significantly slowed spending on corporate advertising.

In 2009, operating income margins were 18.8 percent, negatively impacted by 0.8 percentage points due to net restructuring charges of $22 million. This net aggregate charge included fixed asset impairments of $13 million and employee-related severance/benefits/other of $9 million, which is recorded net of adjustments to previously recorded restructuring charges. In 2008, restructuring charges and exit activities reduced operating income by $42 million. These expenses were comprised of severance/related benefits and asset impairments.

Consumer and Office Business (14.4% of consolidated sales):

	2010	2009	2008
Sales (millions)	$3,853	$3,471	$3,578
Sales change analysis:
Organic local-currency sales (volume and price)	7.1	(3.1)%	(0.8)%
Acquisitions	2.9	2.6	1.8
Local-currency sales	10.0%	(0.5)%	1.0%
Translation	1.0	(2.5)	1.4
Total sales change	11.0%	(3.0)%	2.4%

Operating income (millions)	$840	$748	$683
Percent change	12.3%	9.5%	(3.8)%
Percent of sales	21.8%	21.5%	19.1%

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

Year 2010 results:

Sales in Consumer and Office increased 11.0 percent in 2010 to $3.9 billion. Local-currency sales increased 10.0 percent, which included 7.1 percent from organic growth and 2.9 percent from acquisitions. Acquisition growth for 2010 was primarily comprised of the July 2009 acquisition of ACE® and related brands, which sells elastic bandage, supports and thermometer product lines through consumer channels in North America, and the April 2010 acquisition of the A-One branded label business. In addition, the January 2010 acquisition of Incavas Industria de Cabos e Vassouras Ltda., a manufacturer of floor care products, contributed to acquisition sales growth. Foreign currency impacts added 1.0 percent to sales growth.

2010 sales growth was broad-based, led by office supply products, consumer health care, home care, do-it-yourself products and stationery products. On a geographic basis, sales growth was led by Asia Pacific, Latin America/Canada and the United States.

Consumer and Office operating income increased 12.3 percent to $840 million, with operating income margins of 21.8 percent. In 2009, this business segment recorded charges of $13 million related to restructuring actions, with this charge comprised of employee-related liabilities for severance and benefits.

Year 2009 results:

In 2009, sales declined 3.0 percent to $3.5 billion, partially due to organic volume declines of 3.1 percent, driven by lower spending by both retail consumers and commercial customers for most of the year. In addition, currency effects decreased sales growth by 2.5 percent. Acquisitions contributed 2.6 percent to 2009 local-currency sales, largely related to two purchases. In December 2008, 3M purchased Futuro, a leading supplier of braces, supports and compression hosiery. In July 2009, 3M purchased ACE® Products, one of the strong consumer health care brands, from Becton, Dickinson and Company. These investments, combined with 3M’s own successful brands, provide critical mass in the retail drug store channel.

Operating income margins were at 21.5 percent for the year, up over 2 percentage points versus 2008. In 2009, this business segment recorded charges of $13 million related to restructuring actions, with this charge comprised of employee-related liabilities for severance and benefits. 2008 includes $18 million in restructuring charges.

Safety, Security and Protection Services Business (12.4% of consolidated sales):

	2010	2009	2008
Sales (millions)	$3,308	$3,064	$3,330
Sales change analysis:
Organic local-currency sales (volume and price)	6.3	(5.0)	4.3
Acquisitions	1.2	2.3	10.9
Local-currency sales	7.5%	(2.7)%	15.2%
Divestitures	—	(0.9)	(1.8)
Translation	0.5	(4.4)	1.8
Total sales change	8.0%	(8.0)%	15.2%

Operating income (millions)	$707	$724	$689
Percent change	(2.4)%	5.1%	20.3%
Percent of sales	21.4%	23.6%	20.7%

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

Year 2010 results:

Safety, Security and Protection Services sales increased 8.0 percent in 2010. Local-currency sales growth was 7.5 percent, which included a 1.2 percent benefit from acquisitions. Foreign exchange impacts added 0.5 percent to sales. The acquisition benefit primarily related to two fourth-quarter 2010 acquisitions, namely Attenti Holdings S.A. and Cogent Inc. Attenti Holdings S.A. is a supplier of remote people-monitoring technologies used for offender-monitoring applications and to assist eldercare facilities in monitoring and enhancing the safety of patients. Cogent Inc. is a provider of finger, palm, face and iris biometric systems for governments, law enforcement agencies, and commercial enterprises.

3M’s security systems business led 2010 sales growth, helped by strong organic volume and acquisition growth (Cogent Inc.) that drove local-currency growth of nearly 50 percent. Corrosion protection products, track and trace products (helped by acquisition growth related to Attenti Holdings S.A.) and building and commercial services also were strong contributors to sales growth. Sales of personal protection products increased in 2010, despite negative year-on-year impacts from H1N1. Industrial minerals sales also increased for the year, helped by a strong fourth quarter of 2010. Geographically, local-currency sales growth was broad-based, led by Latin America and Asia Pacific. Europe/Middle East Africa sales growth was led by Central East Europe and Middle East Africa.

Operating income for 2010 was $707 million, with a 21.4 percent operating income margin. Operating income declined 2.4 percent, penalized by year-on-year H1N1-related comparisons, which reduced Safety, Security and Protection Services sales growth rates by approximately 6 percent year-on-year. In addition, fourth-quarter 2010 acquisition-related costs also penalized operating income. In 2009, this business segment recorded charges of $16 million related to restructuring actions, with this charge comprised of employee-related liabilities for severance and benefits. This charge was largely offset by a gain of $15 million related to the sale of 3M’s New Jersey roofing granule facility.

Year 2009 results:

In 2009, sales in Safety, Security and Protection Services totaled $3.1 billion, down 8.0 percent in dollar-terms and 2.7 percent in local currencies. 3M drove positive local-currency growth in personal protection products, but all other businesses posted declines for the full year. The global economic downturn negatively impacted the industrial and construction-related businesses within this segment.

Despite the 8 percent sales decline for the year, operating income margins rose to 23.6 percent. In 2009, this business segment recorded charges of $16 million related to restructuring actions, comprised of employee-related liabilities for severance and benefits. This charge was partially offset by a gain of $15 million related to the sale of

3M’s New Jersey roofing granule facility. In the second quarter of 2008, 3M completed the sale of its HighJump Software business and recognized a pre-tax loss of $23 million. In addition, 3M recorded restructuring charges and exit activities that totaled $15 million in 2008.

In June 2009, 3M’s Security Systems Division was notified that the UK government decided to award its passport production to a competitor upon the expiration of 3M’s existing UK passport contract in October 2010. Refer to “Critical Accounting Estimates” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional discussion.

Electro and Communications Business (11.0% of consolidated sales):

	2010	2009	2008
Sales (millions)	$2,922	$2,276	$2,835
Sales change analysis:
Organic local-currency sales (volume and price)	27.0	(18.4)%	(2.0)%
Acquisitions	—	0.6	0.4
Local-currency sales	27.0%	(17.8)%	(1.6)%
Divestitures	(0.5)	(0.2)	—
Translation	1.9	(1.7)	2.7
Total sales change	28.4%	(19.7)%	1.1%

Operating income (millions)	$631	$322	$540
Percent change	96.0%	(40.4)%	7.9%
Percent of sales	21.6%	14.2%	19.1%

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

Year 2010 results:

Electro and Communications sales were $2.9 billion in 2010, an increase of 28.4 percent in U.S. dollars and 27.0 percent in local currency. Foreign currency impacts added 1.9 percent to 2010 sales growth, while divestiture impacts reduced sales by 0.5 percent. Sales expanded in all geographic regions, led by Asia Pacific and the United States. Sales growth was led by the electronics markets materials, electronic solutions and touch systems businesses, which each had local-currency sales growth of greater than 25 percent. 3M also saw strong growth in the electrical markets business. 3M’s telecom infrastructure-related business increased slightly year-on-year.

Operating income was $631 million in 2010, or 21.6 percent of sales, which was significantly improved versus last year as the consumer electronic-related businesses showed significant year-on-year improvements. In 2009, this business segment recorded charges of $11 million related to restructuring actions, with this charge comprised of employee-related liabilities for severance and benefits.

Year 2009 results:

In 2009, sales were $2.3 billion, down 19.7 percent, with local-currency sales declining 17.8 percent, foreign currency translation reducing sales by 1.7 percent, and divestitures reducing sales by 0.2 percent. The global economic downturn weighed heavily on all businesses, particularly telecom infrastructure, commercial construction and utilities.

Operating income for the year was $322 million, with operating income margins of 14.2 percent. Operating income in 2009 included charges of $11 million related to restructuring actions, with this charge comprised of employee-related liabilities for severance and benefits. Operating income in 2008 was impacted by $7 million in restructuring expenses.

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

A summary of key information and discussion related to 3M’s geographic areas follow:

	2010
	United States	Asia Pacific	Europe, Middle East and Africa	Latin America/ Canada	Other Unallocated	Worldwide
Net sales (millions)	$9,210	$8,259	$6,259	$2,950	$(16)	$26,662
% of worldwide sales	34.5%	31.0%	23.5%	11.0%	—	100.0%
Components of net sales change:
Volume — organic	7.0%	30.3%	7.4%	12.1%	—	13.7%
Price	0.1	(1.6)	0.1	1.1	—	(0.2)
Organic local-currency sales	7.1	28.7	7.5	13.2	—	13.5
Acquisitions	1.1	0.9	0.4	1.3	—	0.9
Local-currency sales	8.2	29.6	7.9	14.5	—	14.4
Divestitures	—	—	(0.3)	—	—	(0.1)
Translation	—	5.3	(2.8)	2.7	—	1.0
Total sales change	8.2%	34.9%	4.8%	17.2%	—	15.3%

Operating income (millions)	$1,636	$2,400	$1,112	$797	$(27)	$5,918
Percent change	(0.2)%	57.1%	10.9%	26.5%	—	22.9%

For total year 2010, as shown in the preceding table, sales rose 15.3 percent, driven largely by organic volume increases of 13.7 percent. Every major geographic region expanded sales, with total sales in Asia Pacific up 34.9 percent, Latin America/Canada up 17.2 percent, the United States up 8.2 percent, and Europe, Middle East and Africa up 4.8 percent. Investments in innovation and new product development, sales and marketing capability and localized manufacturing created new growth opportunities in adjacent market spaces. For 2010, international operations represented nearly two-thirds of 3M’s sales.

	2009
	United States	Asia Pacific	Europe, Middle East and Africa	Latin America/ Canada	Other Unallocated	Worldwide
Net sales (millions)	$8,509	$6,120	$5,972	$2,516	$6	$23,123
% of worldwide sales	36.8%	26.5%	25.8%	10.9%	—	100.0%
Components of net sales change:
Volume — organic	(11.9)%	(3.4)%	(11.9)%	(10.0)%	—	(9.5)%
Price	2.5	(1.9)	1.9	8.6	—	1.8
Organic local-currency sales	(9.4)	(5.3)	(10.0)	(1.4)	—	(7.7)
Acquisitions	2.4	0.5	3.5	1.4	—	2.1
Local-currency sales	7.0	(4.8)	(6.5)	—	—	(5.6)
Divestitures	(0.3)	—	(0.1)	—	—	(0.1)
Translation	—	0.1	(7.4)	(7.6)	—	(2.8)
Total sales change	(7.3)%	(4.7)%	(14.0)%	(7.6)%	—	(8.5)%

Operating income (millions)	$1,640	$1,528	$1,003	$631	$12	$4,814
Percent change	3.9%	(8.1)%	(22.5)%	(9.1)%	—	(7.7)%

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

Geographic Area Supplemental Information

	Employees as of December 31,			Capital Spending			Property, Plant and Equipment — net
(Millions, except Employees)	2010	2009	2008	2010	2009	2008	2010	2009

United States	32,955	31,513	33,662	$569	$464	$780	$3,888	$3,809
Asia Pacific	16,324	13,834	13,960	290	215	338	1,605	1,366
Europe, Middle East and Africa	18,120	17,743	19,185	151	162	253	1,239	1,318
Latin America and Canada	12,658	11,745	12,376	81	62	100	547	507
Total Company	80,057	74,835	79,183	$1,091	$903	$1,471	$7,279	$7,000

Employment:

At December 31, 2010, employment increased by 5,222 positions since year-end 2009, largely driven by acquisitions (estimated 1,850 full-time equivalents) and additions in developing economies. At December 31, 2009, employment declined by 4,348 positions since year-end 2008, largely driven by restructuring actions taken in the fourth quarter of 2008 through the third quarter of 2009.

Capital Spending/Net Property, Plant and Equipment:

The bulk of 3M capital spending historically has been in the United States, resulting in higher net property, plant and equipment balances in the United States. The Company is striving to more closely align its manufacturing and sourcing with geographic market sales, and because approximately two-thirds of sales are outside the United States, this would increase production outside the United States, helping to improve customer service, lower transportation costs, and reduce working capital requirements. Capital expenditures were $1.091 billion in 2010, compared to $903 million in 2009 and $1.471 billion in 2008. In response to global economic conditions, the Company reduced its capital spending significantly in 2009. A substantial amount of the 2009 spending was carryover from 2008 or for tooling needed for new products and continued operations. The Company expects 2011 capital spending to be approximately $1.3 to $1.4 billion as 3M continues to fund growth opportunities around the world.

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

Legal Proceedings:

The categories of claims for which the Company has a probable and estimable liability, the amount of its liability accruals, and the estimates of its related insurance receivables are critical accounting estimates related to legal proceedings. Please refer to the section entitled “Process for Disclosure of Liabilities and Insurance Receivables Related to Legal Proceedings” (contained in “Legal Proceedings” in Note 14) for additional information about such estimates.

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

The Company determines the discount rate used to measure plan liabilities as of the December 31 measurement date for the U.S. pension and postretirement benefit plans. The discount rate reflects the current rate at which the associated liabilities could be effectively settled at the end of the year. The Company sets its rate to reflect the yield of a portfolio of high quality, fixed-income debt instruments that would produce cash flows sufficient in timing and amount to settle projected future benefits. Using this methodology, the Company determined a discount rate of 5.23% for U.S. pension and 5.09% for U.S. postretirement to be appropriate as of December 31, 2010, which is a decrease from the 5.77% and 5.62% rates, respectively, used as of December 31, 2009. For the international pension and postretirement plans the discount rates also reflect the current rate at which the associated liabilities could be effectively settled at the end of the year. The weighted average discount rate for international pension plans as of December 31, 2010 was 5.04%, a decrease from the 5.30% rate used as of December 31, 2009.

A significant element in determining the Company’s pension expense in accordance with ASC 715 is the expected return on plan assets, which is based on historical results for similar allocations among asset classes. For the U.S. pension plan, the expected long-term rate of return on an annualized basis for 2011 is 8.50%, the same as 2010. Refer to Note 11 for information on how the 2011 rate was determined. Return on assets assumptions for international pension and other post-retirement benefit plans are calculated on a plan-by-plan basis using plan asset allocations and expected long-term rate of return assumptions. The weighted average expected return for the international pension plan is 6.58% for 2011, comparable to the weighted average expected return of 6.90% for 2010.

For the year ended December 31, 2010, the Company recognized total consolidated pre-tax pension and postretirement expense (after settlements, curtailments and special termination benefits) of $322 million, up from $223 million in 2009. Pension and postretirement expense (before settlements, curtailments and special termination benefits) is anticipated to increase to approximately $535 million in 2011, an increase of $213 million compared to 2010. For the pension plans, holding all other factors constant, a 0.25 percentage point increase/decrease in the expected long-term rate of return on plan assets would decrease/increase 2011 pension expense by approximately $27 million for U.S. pension plans and approximately $11 million for international pension plans. Also, holding all other factors constant, a 0.25 percentage point increase in the discount rate used to measure plan liabilities would decrease 2011 pension expense by approximately $30 million for U.S. pension plans and approximately $10 million for international pension plans. In addition, a 0.25 percentage point decrease in the discount rate used to measure plan liabilities would increase 2011 pension expense by approximately $31 million for U.S. pension plans and approximately $20 million for international pension plans.

Asset Impairments:

As of December 31, 2010, net property, plant and equipment totaled $7.3 billion and net identifiable intangible assets totaled $1.8 billion. Management makes estimates and assumptions in preparing the consolidated financial statements for which actual results will emerge over long periods of time. This includes the recoverability of long-lived assets employed in the business, including assets of acquired businesses. These estimates and assumptions are closely monitored by management and periodically adjusted as circumstances warrant. For instance, expected asset lives may be shortened or an impairment recorded based on a change in the expected use of the asset or performance of the related asset group. Impairments recorded in 2009 and 2008 related to restructuring actions and other exit activities are discussed in Note 4.

In June 2009, 3M’s Security Systems Division (within the Safety, Security and Protection Services business segment) was notified that the UK government decided to award the production of its passports to a competitor upon the expiration of 3M’s existing UK passport contracts in October 2010. As a result of this event, in June 2009, 3M tested the long lived assets associated with the UK passport activity for recoverability and also reassessed their remaining useful lives. In addition, 3M tested goodwill for impairment at the reporting unit (Security Systems Division) level. The result of the June 2009 test of recoverability of long lived assets associated with the UK passport activity indicated that the asset grouping’s carrying amount of approximately $54 million (before impairment) exceeded the remaining expected cash flows. Accordingly, 3M recorded a non-cash impairment charge of approximately $13 million in the second quarter of 2009 to write these assets down to their fair value. In addition, accelerated depreciation/amortization was taken over the period June 2009 through the date of expiration of the contract based on a reassessment of the remaining expected useful life of these assets.

3M goodwill totaled approximately $6.8 billion as of December 31, 2010. 3M’s annual goodwill impairment testing is performed in the fourth quarter of each year, using September 30 net book values. Impairment testing for goodwill is done at a reporting unit level, with all goodwill assigned to a reporting unit. Reporting units are one level below the business segment level (3M has six business segments at December 31, 2010), but can be combined when reporting units within the same segment have similar economic characteristics. At 3M, reporting units generally correspond to a division. 3M did not combine any of its reporting units for impairment testing.

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

As discussed in Note 17 to the Consolidated Financial Statements, effective in the first quarter of 2010, 3M made certain product moves between its business segments. For those changes that resulted in reporting unit changes, the Company applied the relative fair value method to determine the impact to reporting units. During the first quarter of 2010, the Company completed its assessment of any potential goodwill impairment for reporting units impacted by this new structure and determined that no impairment existed. The discussion that follows relates to the separate fourth quarter 2010 annual impairment test and is in the context of the segment structure that existed at that time.

As of September 30, 2010, 3M had 38 primary reporting units, with eight reporting units accounting for approximately 71 percent of the goodwill. These eight reporting units were comprised of the following divisions: 3M Purification Inc., Occupational Health and Environmental Safety, Optical Systems, 3M ESPE, Communication Markets, Industrial Adhesives and Tapes, Security Systems, and Health Information Systems.

The fair values for the majority of reporting units were in excess of carrying value by more than 30 percent. The fair values for Optical Systems and 3M Purification Inc., based on fourth quarter 2010 testing, were in excess of carrying value by approximately 23 percent and 26 percent, respectively, with no impairment indicated. As part of its annual impairment testing in the fourth quarter, 3M used a weighted-average discounted cash flow analysis for Optical Systems and 3M Purification Inc., using projected cash flows that were weighted based on different sales growth and terminal value assumptions, among other factors. The weighting was based on management’s estimates of the likelihood of each scenario occurring. In the fourth quarter of 2010, 3M made several larger acquisitions. These acquisitions (with their reporting unit indicated) included Arizant Inc. (Infection Prevention), Cogent Inc. (Security Systems) and Attenti Holdings S.A. (Track and Trace), with goodwill of approximately $512 million, $295 million and $122 million, respectively. Due to the significance of the Cogent Inc. acquisition with respect to its reporting unit, 3M will be monitoring the Security Systems Division in 2011 for any triggering events or other indicators of impairment.

In 2010, for those reporting units whose fair value was in excess of carrying value by more than 30 percent, 3M primarily used an industry price-earnings ratio approach, but also used a discounted cash flows approach for certain reporting units. Based on the fair values determined using discounted cash flows for certain reporting units and the industry price-earnings ratio approach for the remaining reporting units, at September 30, 2010, 3M’s implied control premium was approximately 23 percent. The control premium is defined as the sum of the individual reporting units estimated market values compared to 3M’s total Company market value, with the sum of the individual values typically being larger than the value for the total Company. At September 30, 2010, 3M’s market value was approximately $62 billion, but if each reporting unit was valued individually, 3M’s market value would be approximately $76 billion using a 23 percent control premium. 3M is an integrated materials enterprise, thus; many of 3M’s businesses could not easily be sold on a stand-alone basis. Based on its annual test in the fourth quarter of 2010, no goodwill impairment was indicated for any of the reporting units. In addition, 3M’s market value at both September 30, 2010 and December 31, 2010 of approximately $62 billion and $61 billion, respectively, was significantly in excess of its equity of approximately $16 billion.

Factors which could result in future impairment charges, among others, include changes in worldwide economic conditions, changes in competitive conditions and customer preferences, and fluctuations in foreign currency exchange rates. These risk factors are discussed in Item 1A, “Risk Factors”, of this document. As of December 31, 2010, 3M had approximately $1 billion of goodwill related to 3M Purification Inc. and $750 million related to Optical Systems. In addition, as a result of the Cogent Inc. acquisition in the fourth quarter of 2010, Security Systems Division goodwill increased to approximately $500 million. If future non-cash impairment charges are taken, 3M would expect that only a portion of the long-lived assets or goodwill would be impaired. 3M will continue to monitor its reporting units in 2011 for any triggering events or other indicators of impairment.

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

FINANCIAL CONDITION AND LIQUIDITY

As indicated in the following table, at December 31, 2010, 3M had $5.018 billion of cash, cash equivalents, and marketable securities and $5.452 billion of debt. Debt included $4.183 billion of long-term debt, $1.185 billion related to the current portion of long-term debt and short-term borrowings of $84 million. The strength of 3M’s capital structure and consistency of its cash flows provide 3M reliable access to capital markets. Additionally, the Company’s maturity profile is staggered to ensure refinancing needs in any given year are reasonable in proportion to the total portfolio.

The Company generates significant ongoing cash flow, which has been used, in part, to fund share repurchase activities, pay dividends on 3M common stock, and for acquisitions. As discussed in Note 2, in the fourth quarter of 2010, the Company purchased Arizant Inc., Attenti Holdings S.A. and Cogent Inc. As a result, cash outflows (including repayment of acquired debt, but net of cash and marketable securities acquired) for these three acquisitions totaled approximately $1.4 billion. 3M was able to complete these acquisitions without incurring additional debt, while maintaining a strong cash, cash equivalents and marketable securities position.

At December 31
(Millions)	2010	2009	2008

Total Debt	$5,452	$5,710	$6,718
Less: Cash, cash equivalents and marketable securities	5,018	4,609	2,574
Net Debt	$434	$1,101	$4,144

The Company defines net debt as total debt less cash, cash equivalents and marketable securities. 3M considers net debt to be an important measure of liquidity and its ability to meet ongoing obligations. This measure is not defined under U.S. generally accepted accounting principles and may not be computed the same as similarly titled measures used by other companies.

Cash, cash equivalents and marketable securities at December 31, 2010 totaled approximately $5.0 billion, helped by cash flows from operating activities of $5.2 billion. The Company has sufficient liquidity to meet currently anticipated growth plans, including capital expenditures, working capital investments and acquisitions. The Company does not utilize derivative instruments linked to the Company’s stock. However, the Company does have contingently convertible debt that, if conditions for conversion are met, is convertible into shares of 3M common stock (refer to Note 10 in this document).

The Company’s financial condition and liquidity are strong. Various assets and liabilities, including cash and short-term debt, can fluctuate significantly from month to month depending on short-term liquidity needs. Working capital (defined as current assets minus current liabilities) totaled $6.126 billion at December 31, 2010, compared with $5.898 billion at December 31, 2009. Working capital increases were primarily attributable to increases in cash and cash equivalents, short-term marketable securities, accounts receivable and inventories, which were largely offset by decreases in working capital driven by increases in current liabilities, primarily short-term debt and accounts payable.

Primary short-term liquidity needs are met through U.S. commercial paper and euro commercial paper issuances. The Company maintains a commercial paper program that allows 3M to have a maximum of $3 billion outstanding with a maximum maturity of 397 days from date of issuance. As of December 31, 2010 and 2009, 3M had no outstanding commercial paper. The Company believes it is unlikely that its access to the commercial paper market will be restricted. Effective April 30, 2007, the Company has a $1.5-billion five-year credit facility, which has provisions for the Company to request an increase of the facility up to $2 billion (at the lenders’ discretion), and providing for up to $150 million in letters of credit. At December 31, 2010, available short-term committed lines of credit, including the preceding $1.5 billion five-year credit facility, totaled approximately $1.674 billion worldwide, of which approximately $255 million was utilized in connection with normal business activities. Debt covenants do not restrict the payment of dividends.

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

The Company has an AA- credit rating, with a stable outlook, from Standard & Poor’s and an Aa2 credit rating, with a stable outlook, from Moody’s Investors Service. The Company’s $350 million of Dealer Remarketable Securities had ratings triggers (BBB-/Baa3 or lower) that would require repayment of debt. These securities were retired upon maturity in December 2010. In addition, under the $1.5-billion five-year credit facility agreement, 3M is required to maintain its EBITDA to Interest Ratio as of the end of each fiscal quarter at not less than 3.0 to 1. This is calculated (as defined in the agreement) as the ratio of consolidated total EBITDA for the four consecutive quarters then ended to total interest expense on all funded debt for the same period. At December 31, 2010, this ratio was approximately 35 to 1.

3M’s cash and cash equivalents balance at December 31, 2010 totaled $3.377 billion, with an additional $1.641 billion in current and long-term marketable securities. 3M’s strong balance sheet and liquidity provide the Company with significant flexibility to take advantage of numerous opportunities going forward. The Company will continue to invest in its operations to drive growth, including continual review of acquisition opportunities. 3M paid dividends of $1.5 billion in 2010, and has a long history of dividend increases. In February 2011, 3M’s Board of Directors increased the quarterly dividend on 3M common stock by 4.8 percent to 55 cents per share, equivalent to an annual dividend of $2.20 per share. In February 2011, 3M’s Board of Directors also authorized the repurchase of up to $7.0 billion of 3M’s outstanding common stock, replacing the Company’s existing repurchase program. This authorization has no pre-established end date.

In 2011, the Company expects to contribute in cash an amount in the range of $400 million to $600 million to its U.S. and international pension and postretirement plans. The Company does not have a required minimum pension contribution obligation for its U.S. plans in 2011. Therefore, the amount of the anticipated discretionary contribution could vary significantly depending on the U.S. qualified plans’ funded status as of the 2011 measurement date and the anticipated tax deductibility of the contribution. Future contributions will also depend on market conditions, interest rates and other factors. 3M believes its strong cash flow and balance sheet will allow it to fund future pension needs without compromising growth opportunities.

The Company uses various working capital measures that place emphasis and focus on certain working capital assets and liabilities. These measures are not defined under U.S. generally accepted accounting principles and may not be computed the same as similarly titled measures used by other companies. One of the primary working capital measures 3M uses is a combined index, which includes accounts receivable, inventory and accounts payable. This combined index (defined as quarterly net sales — fourth quarter at year-end — multiplied by four, divided by ending net accounts receivable plus inventory less accounts payable) was 5.3 at December 31, 2010, a decline from 5.5 at December 31, 2009. Receivables increased $365 million, or 11.2 percent, compared with December 31, 2009, with higher December 2010 sales compared to December 2009 sales contributing to this increase. In addition, acquisitions increased accounts receivable by $93 million and currency translation increased accounts receivable by $82 million, as the U.S. dollar weakened in aggregate against a multitude of currencies. Inventories increased $516 million, or 19.6 percent, compared with December 31, 2009. The inventory increases are partially attributable to the increase in demand in 2010. In addition, acquisitions increased inventories by $77 million year-on-year, while currency translation increased inventories by $35 million. Accounts payable increased $209 million compared with December 31, 2009, with acquisitions accounting for $46 million of this increase and currency translation accounting for $16 million, with the balance primarily related to improvement in business activity.

Cash flows from operating, investing and financing activities are provided in the tables that follow. Individual amounts in the Consolidated Statement of Cash Flows exclude the effects of acquisitions, divestitures and exchange rate impacts on cash and cash equivalents, which are presented separately in the cash flows. Thus, the amounts presented in the following operating, investing and financing activities tables reflect changes in balances from period to period adjusted for these effects.

Cash Flows from Operating Activities:

Years ended December 31
(Millions)	2010	2009	2008

Net income including noncontrolling interest	$4,163	$3,244	$3,520
Depreciation and amortization	1,120	1,157	1,153
Company pension contributions	(556)	(659)	(421)
Company postretirement contributions	(62)	(133)	(53)
Company pension expense	271	176	89
Company postretirement expense	51	47	16
Stock-based compensation expense	274	217	202
Loss/(gain) from sale of businesses	—	—	23
Income taxes (deferred and accrued income taxes)	85	554	(44)
Excess tax benefits from stock-based compensation	(53)	(14)	(21)
Accounts receivable	(189)	55	197
Inventories	(404)	453	(127)
Accounts payable	146	109	(224)
Product and other insurance receivables and claims	49	64	153
Other — net	279	(329)	70
Net cash provided by operating activities	$5,174	$4,941	$4,533

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

In 2010, cash flows provided by operating activities increased $233 million compared to 2009. The main positive contribution to operating cash flows related to year-on-year increases in net income including noncontrolling interest. Operating cash flows were penalized by working capital increases of $447 million in 2010, compared to working capital decreases of $617 million in 2009. 3M defines working capital as accounts receivable, inventories and accounts payable. These working capital increases were partially attributable to the rapid increase in demand in 2010. In addition, operating cash flows in 2009 benefited from changes in deferred and accrued income taxes.

In 2009, cash flows provided by operating activities increased $408 million compared to 2008. The main positive contribution to operating cash flows related to working capital decreases of $617 million in 2009, compared to working capital increases of $154 million in 2008. 3M defines working capital as accounts receivable, inventories and accounts payable. In addition, 3M’s deferred and accrued income tax positions benefited 2009 cash flows. These positive contributions were partially offset by a decrease of $276 million in net income including noncontrolling interest. The category, “Other-net,” in the preceding table reflects changes in other asset and liability accounts. This includes the impact of cash outlays for restructuring payments, net of restructuring expenses, which on a combined basis reduced liabilities (Note 4). In addition, decreases in banked vacation accruals reduced liabilities.

Free Cash Flow (non-GAAP measure):

In addition, to net cash provided by operating activities, 3M uses free cash flow as a useful measure of performance and as an indication of the strength of the Company and its ability to generate cash. 3M defines free cash flow as net cash provided by operating activities less purchases of property, plant and equipment (which is classified as an investing activity). Free cash flow is not defined under U.S. generally accepted accounting principles (GAAP). Therefore, it should not be considered a substitute for income or cash flow data prepared in accordance with U.S. GAAP and may not be comparable to similarly titled measures used by other companies. It should not be inferred that the entire free cash flow amount is available for discretionary expenditures. Below find a recap of free cash flow for 2010, 2009 and 2008.

Years ended December 31
(Millions)	2010	2009	2008

Net cash provided by operating activities	$5,174	$4,941	$4,533
Purchases of property, plant and equipment (PP&E)	(1,091)	(903)	(1,471)
Free Cash Flow	$4,083	$4,038	$3,062

Cash Flows from Investing Activities:

Years ended December 31
(Millions)	2010	2009	2008
Purchases of property, plant and equipment (PP&E)	$(1,091)	$(903)	$(1,471)
Proceeds from sale of PP&E and other assets	25	74	87
Acquisitions, net of cash acquired	(1,830)	(69)	(1,394)
Proceeds from sale of businesses	—	5	88
Purchases and proceeds from sale or maturities of marketable securities and investments — net	273	(839)	291
Other investing activities	(66)	—	—
Net cash used in investing activities	$(2,689)	$(1,732)	$(2,399)

Investments in property, plant and equipment enable growth in diverse markets, helping to meet product demand and increasing manufacturing efficiency. Capital spending increased to $1.091 billion in 2010, compared to $903 million in 2009. In 2010, in the U.S., 3M invested in film manufacturing assets for optical systems and other non-optical businesses which use similar technology. In Singapore, 3M is increasing capacity at its multi-purpose manufacturing facility. 3M investments in the Industrial and Transportation business included solar energy in the U.S. and industrial adhesives and tapes in China. 3M also invested in optical film capacity in Korea. Capital spending on some of the preceding projects will carry over into 2011. The Company expects 2011 capital spending to be approximately $1.3 to $1.4 billion as 3M continues to fund growth opportunities around the world.

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

Purchases of marketable securities and investments and proceeds from sale (or maturities) of marketable securities and investments are primarily attributable to asset-backed securities, agency securities, corporate medium-term note securities and other securities, which are classified as available-for-sale. Interest rate risk and credit risk related to the underlying collateral may impact the value of investments in asset-backed securities, while factors such as general conditions in the overall credit market and the nature of the underlying collateral may affect the liquidity of investments in asset-backed securities. The coupon interest rates for asset-backed securities are either fixed rate or floating. Floating rate coupons reset monthly or quarterly based upon the corresponding monthly or quarterly LIBOR rate. Each individual floating rate security has a coupon based upon the respective LIBOR rate +/- an amount reflective of the credit risk of the issuer and the underlying collateral on the original issue date. Terms of the reset are unique to individual securities. Fixed rate coupons are established at the time the security is issued and are based upon a spread to a related maturity treasury bond. The spread against the treasury bond is reflective of the credit risk of the issuer and the underlying collateral on the original issue date. 3M does not currently expect risk related to its holdings in asset-backed securities to materially impact its financial condition or liquidity. Refer to Note 9 for more details about 3M’s diversified marketable securities portfolio, which totaled $1.641 billion as of December 31, 2010. Additional purchases of investments include additional survivor benefit insurance and equity investments.

As discussed in Notes 6 and 10, during the quarter ended March 31, 2010, the Company’s majority owned Sumitomo 3M Limited entity (Sumitomo 3M) purchased a portion of its shares held by its noncontrolling interest, Sumitomo Electric Industries, Ltd. (SEI), by paying cash of 5.8 billion Japanese Yen and entering into a note payable to SEI of 17.4 billion Japanese Yen (approximately $63 million and $188 million, respectively, based on applicable exchange rates at that time). The cash paid of approximately $63 million during the quarter ended March 31, 2010 as a result of the purchase of Sumitomo 3M shares from SEI is classified as “Other investing activities” in the consolidated statement of cash flows. The remainder of the purchase financed by the note payable to SEI is considered non-cash investing and financing activity in the first quarter of 2010. As discussed in Note 10, during the second quarter of 2010, 3M recorded a financed liability of 1.7 billion Japanese yen (approximately $18 million based on applicable exchange rates at that time), which is also considered a non-cash investing and financing activity.

Cash Flows from Financing Activities:

Years ended December 31
(Millions)	2010	2009	2008

Change in short-term debt — net	$(24)	$(536)	$361
Repayment of debt (maturities greater than 90 days)	(556)	(519)	(1,080)
Proceeds from debt (maturities greater than 90 days)	108	41	1,756
Total cash change in debt	$(472)	$(1,014)	$1,037
Purchases of treasury stock	(854)	(17)	(1,631)
Reissuances of treasury stock	666	431	289
Dividends paid to shareholders	(1,500)	(1,431)	(1,398)
Excess tax benefits from stock-based compensation	53	14	21
Distributions to noncontrolling interests and other — net	(14)	3	(84)
Net cash used in financing activities	$(2,121)	$(2,014)	$(1,766)

Total debt at December 31, 2010 was $5.5 billion, compared to $5.7 billion at year-end 2009 and $6.7 billion at year-end 2008. Debt was higher at year-end 2008 as the result of a strategy to build and maintain a cash buffer in the U.S. given the difficult market environment at that point in time. Total debt was 25 percent of total capital (total capital is defined as debt plus equity) at year-end 2010, compared with 30 percent at year-end 2009, and 39 percent at year-end 2008. The net change in short-term debt is typically due to commercial paper activity. In 2010, major items in repayment of debt (maturities greater than 90 days) included repayment of $350 million in Dealer Remarketable Securities, which matured in December 2010, and repayment of a portion of debt related to the 5.8 billion Japanese Yen installment paid on September 30, 2010 (refer to Notes 6 and 10 for more detail). In addition, approximately $105 million in acquired debt related to 2010 acquisitions was subsequently repaid. In 2009, repayment of debt (maturities greater than 90 days) includes a $400 million medium-term note that matured in November 2009 and also includes repayments of commercial paper. In 2008, the repayment of debt for maturities greater than 90 days primarily represents debt acquired upon the acquisition of Aearo that was immediately repaid and repayment of commercial paper with maturities greater than 90 days. In 2010, proceeds from debt primarily include a 100.5 million Canadian Dollar loan. In 2008, proceeds from debt primarily include a five-year, $850 million, fixed rate note issued in August 2008 with a coupon rate of 4.375%, and a three-year, $800 million, fixed rate note issued in October 2008 with a coupon rate of 4.5% (refer to Note 10 for more information).

Repurchases of common stock are made to support the Company’s stock-based employee compensation plans and for other corporate purposes. In February 2011, 3M’s Board of Directors authorized the repurchase of up to $7.0 billion of 3M’s outstanding common stock, replacing the Company’s existing repurchase program. This authorization has no pre-established end date. In 2010, the Company purchased $854 million in shares, while in 2009 purchases were minimal as the Company had no broker purchases of treasury stock. In 2008, the Company purchased $1.6 billion in shares. For more information, refer to the table titled “Issuer Purchases of Equity Securities” in Part II, Item 5.

Cash dividends paid to shareholders totaled $1.5 billion ($2.10 per share) in 2010, $1.431 billion ($2.04 per share) in 2009 and $1.398 billion ($2.00 per share) in 2008. 3M has paid dividends since 1916. In February 2011, the Board of Directors increased the quarterly dividend on 3M common stock by 4.8 percent to 55 cents per share, equivalent to an annual dividend of $2.20 per share. This marked the 53rd consecutive year of dividend increases. Other cash flows from financing activities primarily include distributions to noncontrolling interests, excess tax benefits from stock-based compensation, changes in cash overdraft balances, and principal payments for capital leases.

Off-Balance Sheet Arrangements and Contractual Obligations:

As of December 31, 2010, the Company has not utilized special purpose entities to facilitate off-balance sheet financing arrangements. Refer to the section entitled “Warranties/Guarantees” in Note 14 for discussion of accrued product warranty liabilities and guarantees.

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

A summary of the Company’s significant contractual obligations as of December 31, 2010, follows:

Contractual Obligations

		Payments due by year
							After
(Millions)	Total	2011	2012	2013	2014	2015	2015
Long-term debt, including current portion (Note 10)	$5,368	$1,185	$752	$922	$1,413	$—	$1,096
Interest on long-term debt	1,909	207	181	156	119	64	1,182
Operating leases (Note 14)	442	139	104	69	41	25	64
Capital leases (Note 14)	111	17	18	18	17	4	37
Unconditional purchase obligations and other	1,238	890	152	89	44	22	41
Total contractual cash obligations	$9,068	$2,438	$1,207	$1,254	$1,634	$115	$2,420

Long-term debt payments due in 2011 include $160 million of floating rate notes. The floating rate notes are classified as current portion of long-term debt as the result of put provisions associated with these debt instruments. Additionally, payments due in 2012 include the $226 million carrying amount of Convertible Notes, and payments due in 2013 include $73 million of floating rate notes, as a result of put provisions.

Unconditional purchase obligations are defined as an agreement to purchase goods or services that is enforceable and legally binding on the Company. Included in the unconditional purchase obligations category above are certain obligations related to take or pay contracts, capital commitments, service agreements and utilities. These estimates include both unconditional purchase obligations with terms in excess of one year and normal ongoing purchase obligations with terms of less than one year. Many of these commitments relate to take or pay contracts, in which 3M guarantees payment to ensure availability of products or services that are sold to customers. The Company expects to receive consideration (products or services) for these unconditional purchase obligations. Contractual capital commitments are included in the preceding table, but these commitments represent a small part of the Company’s expected capital spending in 2011 and beyond. The purchase obligation amounts do not represent the entire anticipated purchases in the future, but represent only those items for which the Company is contractually obligated. The majority of 3M’s products and services are purchased as needed, with no unconditional commitment. For this reason, these amounts will not provide a reliable indicator of the Company’s expected future cash outflows on a stand-alone basis.

Other obligations, included in the preceding table within the caption entitled “Unconditional purchase obligations and other,” include the current portion of the liability for uncertain tax positions under ASC 740. The Company is not able to reasonably estimate the timing of the long-term payments or the amount by which the liability will increase or decrease over time; therefore, the long-term portion of the net tax liability of $352 million is excluded from the preceding table. Refer to Note 8 for further details.

As discussed in Note 11, the Company does not have a required minimum pension contribution obligation for its U.S. plans in 2011 and Company contributions to its U.S. and international pension plans are expected to be largely discretionary in 2011 and future years; therefore, amounts related to these plans are not included in the preceding table.

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

A Monte Carlo simulation technique was used to test the Company’s exposure to changes in currency and interest rates and assess the risk of loss or benefit in after-tax earnings of financial instruments, derivatives and underlying exposures outstanding at December 31, 2010. The model (third-party bank dataset) used a 95 percent confidence level over a 12-month time horizon. The model used analyzed 18 currencies, interest rates related to three currencies, and five commodities, but does not purport to represent what actually will be experienced by the Company. This model does not include certain hedge transactions, because the Company believes their inclusion would not materially impact the results. Foreign exchange rate risk of loss or benefit increased in 2010, primarily due to increases in exposures, which is one of the key drivers in the valuation model. Interest rate volatility decreased in 2010 because interest rates are currently very low and are projected to remain low, based on forward rates. The following table summarizes the possible adverse and positive impacts to after-tax earnings related to these exposures.

	Adverse impact on		Positive impact on
	after-tax earnings		after-tax earnings
(Millions)	2010	2009	2010	2009
Foreign exchange rates	$(108)	$(81)	$120	$91
Interest rates	(4)	(11)	4	4
Commodity rates	(15)	(20)	12	13

The global exposures related to purchased components and materials are such that a 1 percent price change would result in a pre-tax cost or savings of approximately $62 million per year. The global energy exposure is such that a 10 percent price change would result in a pre-tax cost or savings of approximately $38 million per year. Derivative instruments are used to hedge approximately 1 percent of the purchased components and materials exposure and are used to hedge approximately 10 percent of this energy exposure.

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

3M Company

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining an adequate system of internal control over financial reporting. Management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on the assessment, management concluded that, as of December 31, 2010, the Company’s internal control over financial reporting is effective.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 excluded Cogent Inc., Arizant Inc. and Attenti Holdings S.A., which were all acquired by the Company in the fourth quarter of 2010 in purchase business combinations. Total assets and total net sales recorded by the Company related to these acquisitions, in the aggregate, represented less than 10 percent of consolidated total assets and less than 1 percent of consolidated net sales of the Company, respectively, as of and for the year ended December 31, 2010. Companies are allowed to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired company under guidelines established by the Securities and Exchange Commission.

The Company’s internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.

3M Company

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of 3M Company

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of 3M Company and its subsidiaries (the “Company”) at December 31, 2010 and December 31, 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded Cogent Inc., Arizant Inc. and Attenti Holdings S.A. from its assessment of internal control over financial reporting as of December 31, 2010 because they were acquired by the Company in purchase business combinations during 2010.  We have also excluded Cogent Inc., Arizant Inc. and Attenti Holdings S.A. from our audit of internal control over financial reporting.  Cogent Inc., Arizant Inc. and Attenti Holdings S.A. are wholly-owned subsidiaries of the Company whose total assets and total net sales, in the aggregate, represent less than 10 percent and less than 1 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2010.

/s/ PricewaterhouseCoopers LLP

Minneapolis, MN

February 16, 2011

Consolidated Statement of Income

3M Company and Subsidiaries

Years ended December 31

(Millions, except per share amounts)	2010	2009	2008
Net sales	$26,662	$23,123	$25,269
Operating expenses
Cost of sales	13,831	12,109	13,379
Selling, general and administrative expenses	5,479	4,907	5,245
Research, development and related expenses	1,434	1,293	1,404
Loss from sale of businesses	—	—	23
Total operating expenses	20,744	18,309	20,051
Operating income	5,918	4,814	5,218

Interest expense and income
Interest expense	201	219	215
Interest income	(38)	(37)	(105)
Total interest expense (income)	163	182	110

Income before income taxes	5,755	4,632	5,108
Provision for income taxes	1,592	1,388	1,588
Net income including noncontrolling interest	$4,163	$3,244	$3,520

Less: Net income attributable to noncontrolling interest	78	51	60

Net income attributable to 3M	$4,085	$3,193	$3,460

Weighted average 3M common shares outstanding — basic	713.7	700.5	699.2
Earnings per share attributable to 3M common shareholders — basic	$5.72	$4.56	$4.95

Weighted average 3M common shares outstanding — diluted	725.5	706.7	707.2
Earnings per share attributable to 3M common shareholders — diluted	$5.63	$4.52	$4.89

Cash dividends paid per 3M common share	$2.10	$2.04	$2.00

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

Consolidated Balance Sheet

3M Company and Subsidiaries

At December 31

(Dollars in millions, except per share amount)	2010	2009
Assets
Current assets
Cash and cash equivalents	$3,377	$3,040
Marketable securities — current	1,101	744
Accounts receivable — net of allowances of $98 and $109	3,615	3,250
Inventories
Finished goods	1,476	1,255
Work in process	950	815
Raw materials and supplies	729	569
Total inventories	3,155	2,639
Other current assets	967	1,122
Total current assets	12,215	10,795
Marketable securities — non-current	540	825
Investments	146	103
Property, plant and equipment	20,253	19,440
Less: Accumulated depreciation	(12,974)	(12,440)
Property, plant and equipment — net	7,279	7,000
Goodwill	6,820	5,832
Intangible assets — net	1,820	1,342
Prepaid pension benefits	74	78
Other assets	1,262	1,275
Total assets	$30,156	$27,250

Liabilities
Current liabilities
Short-term borrowings and current portion of long-term debt	$1,269	$613
Accounts payable	1,662	1,453
Accrued payroll	778	680
Accrued income taxes	358	252
Other current liabilities	2,022	1,899
Total current liabilities	6,089	4,897

Long-term debt	4,183	5,097
Pension and postretirement benefits	2,013	2,227
Other liabilities	1,854	1,727
Total liabilities	$14,139	$13,948

Commitments and contingencies (Note 14)

Equity
3M Company shareholders’ equity:
Common stock, par value $.01 per share	$9	$9
Shares outstanding — 2010: 711,977,608
Shares outstanding — 2009: 710,599,119
Additional paid-in capital	3,468	3,153
Retained earnings	25,995	23,753
Treasury stock	(10,266)	(10,397)
Accumulated other comprehensive income (loss)	(3,543)	(3,754)
Total 3M Company shareholders’ equity	15,663	12,764
Noncontrolling interest	354	538
Total equity	$16,017	$13,302

Total liabilities and equity	$30,156	$27,250

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

Consolidated Statement of Changes in Equity and Comprehensive Income

3M Company and Subsidiaries

Years Ended December 31

Consolidated Statement of Changes in Equity

		3M Company Shareholders
(Millions)	Total	Common Stock and Additional Paid-in Capital	Retained Earnings	Treasury Stock	Unearned Compensation	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest
Balance at December 31, 2007	$12,072	$2,798	$20,295	$(10,520)	$(79)	$(747)	$325

Net income	3,520		3,460				60
Cumulative translation adjustment	(806)					(888)	82
Defined benefit pension and postretirement plans adjustment	(2,092)					(2,072)	(20)
Debt and equity securities — unrealized gain (loss)	(11)					(11)	—
Cash flow hedging instruments — unrealized gain (loss)	72					72	—
Total comprehensive income	683
Dividends paid ($2.00 per share)	(1,421)		(1,398)				(23)
Amortization of unearned compensation	39				39
Stock-based compensation, net of tax impacts	217	217
Reacquired stock	(1,603)			(1,603)
Issuances pursuant to stock option and benefit plans	317		(130)	447
Balance at December 31, 2008	$10,304	$3,015	$22,227	$(11,676)	$(40)	$(3,646)	$424
Net income	3,244		3,193				51
Cumulative translation adjustment	273					286	(13)
Defined benefit pension and postretirement plans adjustment	(314)					(309)	(5)
Debt and equity securities — unrealized gain (loss)	10					10	—
Cash flow hedging instruments — unrealized gain (loss)	(80)					(80)	—
Total comprehensive income	3,133
Dividends paid ($2.04 per share)	(1,431)		(1,431)
Transfer to noncontrolling interest	—	(66)				(15)	81
Amortization of unearned compensation	40				40
Stock-based compensation, net of tax impacts	213	213
Reacquired stock	(17)			(17)
Issuances pursuant to stock option and benefit plans	1,060		(236)	1,296
Balance at December 31, 2009	$13,302	$3,162	$23,753	$(10,397)	$—	$(3,754)	$538

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

Consolidated Statement of Changes in Equity (continued)

		3M Company Shareholders
(Millions)	Total	Common Stock and Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest
Balance at December 31, 2009	$13,302	$3,162	$23,753	$(10,397)	$(3,754)	$538

Net income	4,163		4,085			78
Cumulative translation adjustment	244				205	39
Defined benefit pension and postretirement plans adjustment	(42)				(40)	(2)
Debt and equity securities — unrealized gain (loss)	3				3	—
Cash flow hedging instruments — unrealized gain (loss)	4				4	—
Total comprehensive income	4,372
Dividends paid ($2.10 per share)	(1,500)		(1,500)
Purchase of subsidiary shares and transfers from noncontrolling interest	(256)	4			39	(299)
Stock-based compensation, net of tax impacts	311	311
Reacquired stock	(880)			(880)
Issuances pursuant to stock option and benefit plans	668		(343)	1,011
Balance at December 31, 2010	$16,017	$3,477	$25,995	$(10,266)	$(3,543)	$354

Supplemental share information	2010	2009	2008
Treasury stock
Beginning balance	233,433,937	250,489,769	234,877,025
Reacquired stock	10,572,666	254,419	21,424,003
Issuances pursuant to stock options and benefit plans	(11,951,155)	(17,310,251)	(5,811,259)
Ending balance	232,055,448	233,433,937	250,489,769

Consolidated Statement of Comprehensive Income (Loss)

(Millions)	2010	2009	2008
Net income including noncontrolling interest	$4,163	$3,244	$3,520
Other comprehensive income, net of tax:
Cumulative translation adjustment	244	273	(806)
Defined benefit pension and postretirement plans adjustment	(42)	(314)	(2,092)
Debt and equity securities, unrealized gain (loss)	3	10	(11)
Cash flow hedging instruments, unrealized gain (loss)	4	(80)	72
Total other comprehensive income (loss), net of tax	209	(111)	(2,837)
Comprehensive income (loss) including noncontrolling interest	4,372	3,133	683
Comprehensive (income) loss attributable to noncontrolling interest	(115)	(33)	(122)
Comprehensive income (loss) attributable to 3M	$4,257	$3,100	$561

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

Consolidated Statement of Cash Flows

3M Company and Subsidiaries

Years ended December 31

(Millions)	2010	2009	2008
Cash Flows from Operating Activities
Net income including noncontrolling interest	$4,163	$3,244	$3,520
Adjustments to reconcile net income including noncontrolling interest to net cash provided by operating activities
Depreciation and amortization	1,120	1,157	1,153
Company pension and postretirement contributions	(618)	(792)	(474)
Company pension and postretirement expense	322	223	105
Stock-based compensation expense	274	217	202
Loss from sale of businesses	—	—	23
Deferred income taxes	(170)	701	99
Excess tax benefits from stock-based compensation	(53)	(14)	(21)
Changes in assets and liabilities
Accounts receivable	(189)	55	197
Inventories	(404)	453	(127)
Accounts payable	146	109	(224)
Accrued income taxes (current and long-term)	255	(147)	(143)
Product and other insurance receivables and claims	49	64	153
Other — net	279	(329)	70
Net cash provided by operating activities	5,174	4,941	4,533

Cash Flows from Investing Activities
Purchases of property, plant and equipment (PP&E)	(1,091)	(903)	(1,471)
Proceeds from sale of PP&E and other assets	25	74	87
Acquisitions, net of cash acquired	(1,830)	(69)	(1,394)
Purchases of marketable securities and investments	(3,287)	(2,240)	(2,211)
Proceeds from sale of marketable securities and investments	1,995	718	1,810
Proceeds from maturities of marketable securities	1,565	683	692
Proceeds from sale of businesses	—	5	88
Other investing	(66)	—	—
Net cash used in investing activities	(2,689)	(1,732)	(2,399)

Cash Flows from Financing Activities
Change in short-term debt — net	(24)	(536)	361
Repayment of debt (maturities greater than 90 days)	(556)	(519)	(1,080)
Proceeds from debt (maturities greater than 90 days)	108	41	1,756
Purchases of treasury stock	(854)	(17)	(1,631)
Reissuances of treasury stock	666	431	289
Dividends paid to shareholders	(1,500)	(1,431)	(1,398)
Distributions to noncontrolling interests	—	—	(23)
Excess tax benefits from stock-based compensation	53	14	21
Other — net	(14)	3	(61)
Net cash used in financing activities	(2,121)	(2,014)	(1,766)
Effect of exchange rate changes on cash and cash equivalents	(27)	(4)	(415)
Net increase/(decrease) in cash and cash equivalents	337	1,191	(47)
Cash and cash equivalents at beginning of year	3,040	1,849	1,896
Cash and cash equivalents at end of year	$3,377	$3,040	$1,849

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

While 3M generally considers local currencies as the functional currencies outside the United States, under Accounting Standards Codification (ASC) 830, Foreign Currency Matters, the reporting currency of a foreign entity’s parent is assumed to be that entity’s functional currency when the economic environment of a foreign entity is highly inflationary—generally when its cumulative inflation is approximately 100 percent or more for the three years that precede the beginning of a reporting period. 3M has a subsidiary in Venezuela with operating income representing less than 1.0 percent of 3M’s consolidated operating income for 2010. 3M determined that the cumulative inflation rate of Venezuela in November 2009 exceeded 100 percent. Accordingly, the financial statements of the Venezuelan subsidiary were remeasured as if its functional currency were that of its parent beginning January 1, 2010.

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

The Company continues to monitor circumstances relative to its Venezuelan subsidiary. Other factors notwithstanding, the change in functional currency of this subsidiary and associated remeasurement beginning January 1, 2010 as a result of Venezuela’s economic environment decreased net sales of the Venezuelan subsidiary by approximately two-thirds in 2010 in comparison to 2009 (based on exchange rates at 2009 year-end), but did not otherwise have a material impact on operating income and 3M’s consolidated results of operations.

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

Cash and cash equivalents: Cash and cash equivalents consist of cash and temporary investments with maturities of three months or less when acquired.

Marketable securities: Classification of marketable securities as current or non-current is dependent upon management’s intended holding period, the security’s maturity date and liquidity considerations based on market conditions. If management intends to hold the securities for longer than one year as of the balance sheet date, they are classified as non-current. 3M reviews impairments associated with its marketable securities in accordance with the measurement guidance provided by ASC 320, Investments-Debt and Equity Securities, when determining the classification of the impairment as “temporary” or “other-than-temporary”. A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income component of shareholders’ equity. Such an unrealized loss does not reduce net income for the applicable accounting period because the loss is not viewed as other-than-temporary. The factors evaluated to differentiate between temporary and other-than-temporary include the projected future cash flows, credit ratings actions, and assessment of the credit quality of the underlying collateral, as well as other factors.

Investments: Investments primarily include equity and cost method investments, available-for-sale equity investments and real estate not used in the business. Available-for-sale investments are recorded at fair value. Unrealized gains and losses relating to investments classified as available-for-sale are recorded as a component of accumulated other comprehensive income (loss) in shareholders’ equity.

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

Conditional asset retirement obligations: A liability is initially recorded at fair value for an asset retirement obligation associated with the retirement of tangible long-lived assets in the period in which it is incurred if a reasonable estimate of fair value can be made. Conditional asset retirement obligations exist for certain long-term assets of the Company. The obligation is initially measured at fair value using expected present value techniques. Over time the liabilities are accreted for the change in their present value and the initial capitalized costs are depreciated over the remaining useful lives of the related assets. The asset retirement obligation liability was $74 million and $64 million, respectively, at December 31, 2010 and 2009.

Goodwill: Goodwill is the excess of cost of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a business combination. Goodwill is not amortized. Goodwill is tested for impairment annually in the fourth quarter of each year, and is tested for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Impairment testing for goodwill is done at a reporting unit level, with all goodwill assigned to a reporting unit. Reporting units are one level below the business segment level, but can be combined when reporting units within the same segment have similar economic characteristics. 3M did not combine any of its reporting units for impairment testing. An impairment loss generally would be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. The estimated fair value of a reporting unit is determined using earnings for the reporting unit multiplied by a price/earnings ratio for comparable industry groups, or by using a discounted cash flow analysis. The price/earnings ratio is adjusted, if necessary, to take into consideration the market value of the Company.

Intangible assets: Intangible assets include patents, tradenames and other intangible assets acquired from an independent party. Intangible assets with an indefinite life, namely certain tradenames, are not amortized. Intangible assets with a definite life are amortized on a straight-line basis, with useful lives ranging from one to 20 years. Indefinite-lived intangible assets are tested for impairment annually, and are tested for impairment between annual tests if an event occurs or circumstances change that would indicate that the carrying amount may be impaired. Intangible assets with a definite life are tested for impairment whenever events or circumstances indicate that the carrying amount of an asset (asset group) may not be recoverable. An impairment loss is recognized when the carrying amount of an asset exceeds the estimated undiscounted cash flows used in determining the fair value of the asset. The amount of the impairment loss to be recorded is calculated by the excess of the asset’s carrying value over its fair value. Fair value is generally determined using a discounted cash flow analysis. Costs related to internally developed intangible assets, such as patents, are expensed as incurred, primarily in “Research, development and related expenses.”

Restructuring actions and exit activities: Restructuring actions and exit activities generally include significant actions involving employee-related severance charges, contract termination costs, and impairment of assets associated with such actions. Employee-related severance charges are largely based upon distributed employment policies and substantive severance plans. These charges are reflected in the quarter when the actions are probable and the amounts are estimable, which typically is when management approves the associated actions. Severance amounts for which affected employees were required to render service in order to receive benefits at their termination dates were measured at the date such benefits were communicated to the applicable employees and recognized as expense over the employees’ remaining service periods. Contract termination and other charges primarily reflect costs to terminate a contract before the end of its term (measured at fair value at the time the Company provided notice to the counterparty) or costs that will continue to be incurred under the contract for its remaining term without economic benefit to the Company. Asset impairment charges related to intangible assets and property, plant and equipment reflect the excess of the assets’ carrying values over their fair values.

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

Advertising and merchandising: These costs are charged to operations in the year incurred, and totaled $512 million in 2010, $414 million in 2009 and $468 million in 2008.

Research, development and related expenses: These costs are charged to operations in the year incurred and are shown on a separate line of the Consolidated Statement of Income. Research, development and related expenses totaled $1.434 billion in 2010, $1.293 billion in 2009 and $1.404 billion in 2008. Research and development expenses, covering basic scientific research and the application of scientific advances in the development of new and improved products and their uses, totaled $919 million in 2010, $838 million in 2009 and $851 million in 2008. Related expenses primarily include technical support provided by 3M to customers who are using existing 3M products; internally developed patent costs, which include costs and fees incurred to prepare, file, secure and maintain patents; and amortization of acquired patents.

Internal-use software: The Company capitalizes direct costs of materials and services used in the development of internal-use software. Amounts capitalized are amortized over a period of three to seven years, generally on a straight-line basis, unless another systematic and rational basis is more representative of the software’s use. Amounts are reported as a component of either machinery and equipment or capital leases within property, plant and equipment.

Environmental: Environmental expenditures relating to existing conditions caused by past operations that do not contribute to current or future revenues are expensed. Reserves for liabilities related to anticipated remediation costs are recorded on an undiscounted basis when they are probable and reasonably estimable, generally no later than the completion of feasibility studies or the Company’s commitment to a plan of action. Environmental expenditures for capital projects that contribute to current or future operations generally are capitalized and depreciated over their estimated useful lives.

Income taxes: The provision for income taxes is determined using the asset and liability approach. Under this approach, deferred income taxes represent the expected future tax consequences of temporary differences between the carrying amounts and tax basis of assets and liabilities. The Company records a valuation allowance to reduce its deferred tax assets when uncertainty regarding their realizability exists. As of December 31, 2010 and 2009, the Company recorded $128 million and $23 million, respectively, of valuation allowances. The Company follows accounting guidance related to accounting for uncertainty in income taxes to record uncertainties and judgments in the application of complex tax regulations in a multitude of jurisdictions (refer to Note 8 for additional information).

Earnings per share: The difference in the weighted average 3M shares outstanding for calculating basic and diluted earnings per share attributable to 3M common shareholders is the result of the dilution associated with the Company’s stock-based compensation plans. Certain options outstanding under these stock-based compensation plans during the years 2010, 2009 and 2008 were not included in the computation of diluted earnings per share attributable to 3M common shareholders because they would not have had a dilutive effect (26.3 million average options for 2010, 54.3 million average options for 2009, 41.0 million average options for 2008). As discussed in Note 10, the conditions for conversion related to the Company’s Convertible Notes have never been met. If the conditions for conversion are met, 3M may choose to pay in cash and/or common stock; however, if this occurs, the Company has the intent and ability to settle this debt security in cash. Accordingly, there was no impact on diluted earnings per share attributable to 3M common shareholders. The computations for basic and diluted earnings per share for the years ended December 31 follow:

Earnings Per Share Computations

(Amounts in millions, except per share amounts)	2010	2009	2008
Numerator:
Net income attributable to 3M	$4,085	$3,193	$3,460
Denominator:
Denominator for weighted average 3M common shares outstanding — basic	713.7	700.5	699.2
Dilution associated with the Company’s stock-based compensation plans	11.8	6.2	8.0
Denominator for weighted average 3M common shares outstanding — diluted	725.5	706.7	707.2
Earnings per share attributable to 3M common shareholders — basic	$5.72	$4.56	$4.95
Earnings per share attributable to 3M common shareholders — diluted	$5.63	$4.52	$4.89

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

Derivatives and hedging activities: All derivative instruments within the scope of ASC 815, Derivatives and Hedging, are recorded on the balance sheet at fair value. The Company uses interest rate swaps, currency and commodity price swaps, and foreign currency forward and option contracts to manage risks generally associated with foreign exchange rate, interest rate and commodity market volatility. All hedging instruments that qualify for hedge accounting are designated and effective as hedges, in accordance with U.S. generally accepted accounting principles. If the underlying hedged transaction ceases to exist, all changes in fair value of the related derivatives that have not been settled are recognized in current earnings. Instruments that do not qualify for hedge accounting are marked to market with changes recognized in current earnings. Cash flows from derivative instruments are classified in the statement of cash flows in the same category as the cash flows from the items subject to designated hedge or undesignated (economic) hedge relationships. The Company does not hold or issue derivative financial instruments for trading purposes and is not a party to leveraged derivatives. However, the Company does have contingently convertible debt that, if conditions for conversion are met, is convertible into shares of 3M common stock (refer to Note 10 in this document).

Fair value measurements: 3M follows ASC 820, Fair Value Measurements and Disclosures, with respect to assets and liabilities that are measured at fair value on a recurring basis and nonrecurring basis. Under the standard, fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. The standard also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors market participants would use in valuing the asset or liability developed based upon the best information available in the circumstances. The hierarchy is broken down into three levels. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. Categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

Acquisitions: The Company accounts for business acquisitions in accordance with ASC 805, Business Combinations. This standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard prescribe, among other things, the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration) and the exclusion of transaction and acquisition-related restructuring costs from acquisition accounting. 3M applies this standard to business combinations and adjustments to an acquired entity’s deferred tax asset and liability balances occurring after December 31, 2008. Pre-2009 business combinations were accounted for under a former standard which, among other aspects, required transaction and acquisition-related restructuring costs to be included in the acquisition purchase accounting and did not require the recognition of certain contingent consideration as of the acquisition date.

New Accounting Pronouncements

In November 2008, the Financial Accountings Standards Board (FASB) ratified a standard related to certain equity method investment accounting considerations. The standard indicates, among other things, that transaction costs for an investment should be included in the cost of the equity-method investment (and not expensed) and shares subsequently issued by the equity-method investee that reduce the investor’s ownership percentage should be accounted for as if the investor had sold a proportionate share of its investment, with gains or losses recorded through earnings. For 3M, the standard was effective for transactions occurring after December 31, 2008. The adoption of this standard did not have a material impact on 3M’s consolidated results of operations or financial condition.

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

In April 2009, the FASB issued three accounting standards which (1) provide guidance on estimating the fair value of an asset or liability when the volume and level of activity for the asset or liability have significantly declined and identifying transactions that are not orderly, (2) modify the requirements for recognizing other-than-temporarily impaired debt securities and change the impairment model for such securities, and (3) add additional disclosure requirements with respect to fair value measurements including disclosures in interim periods. For 3M, these standards were effective beginning April 1, 2009. The Company discloses the additional required information. The other aspects of these standards did not have a material impact on 3M’s consolidated results of operations or financial condition.

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

In August 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-05, Measuring Liabilities at Fair Value, which provides additional guidance on how companies should measure liabilities at fair value under ASC 820. The ASU clarifies that the quoted price for an identical liability should be used. However, if such information is not available, a entity may use the quoted price of an identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities traded as assets, or another valuation technique (such as the market or income approach). The ASU also indicates that the fair value of a liability is not adjusted to reflect the impact of contractual restrictions that prevent its transfer and indicates circumstances in which quoted prices for an identical liability or quoted price for an identical liability traded as an asset may be considered level 1 fair value measurements (see Note 13 for a description of level 1 measurements). For 3M, this ASU was effective October 1, 2009. The adoption of this ASU did not have a material impact on 3M’s consolidated results of operations or financial condition.

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

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force, that provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. As a result of these amendments, multiple-deliverable revenue arrangements will be separated in more circumstances than under existing U.S. GAAP. The ASU does this by establishing a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. A vendor will be required to determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. This ASU also eliminates the residual method of allocation and will require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the overall arrangement proportionally to each deliverable based on its relative selling price. Expanded disclosures of qualitative and quantitative information regarding application of the multiple-deliverable revenue arrangement guidance are also required under the ASU. The ASU does not apply to arrangements for which industry specific allocation and measurement guidance exists, such as long-term construction contracts and software transactions. For 3M, ASU No. 2009-13 is effective beginning January 1, 2011. 3M will elect to adopt the provisions of this standard prospectively to new or materially modified arrangements beginning on the effective date. The adoption of this standard is not expected to have a material impact on 3M’s consolidated results of operations or financial condition.

In October 2009, the FASB issued ASU No. 2009-14, Certain Revenue Arrangements That Include Software Elements—a consensus of the FASB Emerging Issues Task Force, that reduces the types of transactions that fall within the current scope of software revenue recognition guidance. Existing software revenue recognition guidance requires that its provisions be applied to an entire arrangement when the sale of any products or services containing or utilizing software when the software is considered more than incidental to the product or service. As a result of the amendments included in ASU No. 2009-14, many tangible products and services that rely on software will be accounted for under the multiple-element arrangements revenue recognition guidance rather than under the software revenue recognition guidance. Under the ASU, the following components would be excluded from the scope of software revenue recognition guidance:  the tangible element of the product, software products bundled with tangible products where the software components and non-software components function together to deliver the product’s essential functionality, and undelivered components that relate to software that is essential to the tangible product’s functionality. The ASU also provides guidance on how to allocate transaction consideration when an arrangement contains both deliverables within the scope of software revenue guidance (software deliverables) and deliverables not within the scope of that guidance (non-software deliverables). For 3M, ASU No. 2009-14 is effective beginning January 1, 2011. 3M will elect to adopt the provisions of this standard prospectively to new or materially modified arrangements beginning on the effective date. The adoption of this standard is not expected to have a material impact on 3M’s consolidated results of operations or financial condition.

In January 2010, the FASB issued ASU No. 2010-6, Improving Disclosures About Fair Value Measurements, that amends existing disclosure requirements under ASC 820 by adding required disclosures about items transferring into and out of levels 1 and 2 in the fair value hierarchy; adding separate disclosures about purchases, sales, issuances, and settlements relative to level 3 measurements; and clarifying, among other things, the existing fair value disclosures about the level of disaggregation. For 3M, this ASU was effective for the first quarter of 2010, except for the requirement to provide level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which is effective beginning the first quarter of 2011. Additional disclosures required by this standard for 2010 are included in Note 13. Since this standard impacts disclosure requirements only, its adoption did not have a material impact on 3M’s consolidated results of operations or financial condition.

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

NOTE 2.  Acquisitions and Divestitures

Acquisitions:

3M makes acquisitions of certain businesses from time to time that the Company feels align with its strategic intent with respect to, among other factors, growth markets and adjacent product lines or technologies.

The impact on the consolidated balance sheet of the purchase price allocations related to acquisitions, including adjustments relative to other acquisitions within the allocation period, follows. The allocation of purchase price related to acquisitions in the fourth quarter of 2010 is considered preliminary, largely with respect to acquired tax-related assets and liabilities.

	2010 Acquisitions
(Millions) Asset (Liability)	Arizant Inc.	Attenti Holdings S.A.	Cogent Inc.	Other Acquisitions	2010 Total
Accounts receivable	$15	$23	$34	$21	$93
Inventory	36	5	17	19	77
Other current assets	3	7	31	2	43
Marketable securities	—	—	380	—	380
Property, plant, and equipment	38	9	30	29	106
Purchased intangible assets	362	90	142	69	663
Purchased goodwill	512	122	295	51	980
Accounts payable and other liabilities, net of other assets	(29)	(12)	(88)	(35)	(164)
Interest bearing debt	(31)	(21)	—	(53)	(105)
Deferred tax asset/(liability)	(141)	(16)	(47)	(21)	(225)

Net assets acquired	$765	$207	$794	$82	$1,848

Supplemental information:
Cash paid	$776	$227	$946	$156	$2,105
Less: Cash acquired	11	20	152	92	275
Cash paid, net of cash acquired	$765	$207	$794	$64	$1,830
Non-cash (financed liability)	—	—	—	18	18
Net assets acquired	$765	$207	$794	$82	$1,848

		2008 Acquisitions
(Millions) Asset (Liability)	2009 Acquisitions Total	Aearo Holding Corp.	Other Acquisitions	2008 Total
Accounts receivable	$31	$76	$70	$146
Inventory	10	81	89	170
Other current assets	—	7	8	15
Property, plant, and equipment	15	78	83	161
Purchased intangible assets	93	417	377	794
Purchased goodwill	(25)	798	594	1,392
Accounts payable and other liabilities, net of other assets	(21)	(200)	(104)	(304)
Interest bearing debt	(18)	(684)	(125)	(809)
Deferred tax asset/(liability)	(16)	(50)	(121)	(171)

Net assets acquired	$69	$523	$871	$1,394

Supplemental information:
Cash paid	$73	$562	$897	$1,459
Less: Cash acquired	4	39	26	65
Cash paid, net of cash acquired	$69	$523	$871	$1,394
Non-cash	—	—	—	—
Net assets acquired	$69	$523	$871	$1,394

Goodwill resulting from business combinations is largely attributable to the existing workforce of the acquired businesses and synergies expected to arise after 3M’s acquisition of these businesses. In-process research and development associated with these business combinations were not material. Pro forma information related to acquisitions was not included because the impact on the Company’s consolidated results of operations was not considered to be material.

In addition to business combinations, 3M periodically acquires certain tangible and/or intangible assets and purchases interests in certain enterprises that do not otherwise qualify for accounting as business combinations. These transactions are largely reflected as additional asset purchase and investment activity.

2010 acquisitions:

During 2010, 3M completed ten business combinations. The purchase price paid for these business combinations (net of cash acquired), contingent consideration paid for pre-2009 business combinations, and the impact of other matters (net) during 2010 aggregated to $1.830 billion. In addition, the Company recorded a financed liability of 1.7 billion Japanese Yen (approximately $18 million based on acquisition date exchange rates) as non-cash investing and financing activity, which related to April 2010 acquisition of the A-One branded label business and related operations (discussed further below).

(1) In January 2010, 3M (Consumer and Office Business) purchased all of the outstanding shares of Incavas Industria de Cabos e Vassouras Ltda., a manufacturer of floor care products based in Rio Grande do Sul, Brazil.

(2) In April 2010, 3M (Consumer and Office Business) purchased a majority stake in the A-One branded label business and related operations, which is headquartered in Tokyo, Japan and has manufacturing, distribution and sales locations around Japan. The terms of this acquisition included embedded mirroring put and call options for a fixed price and five-year term with respect to the remaining minority shares. Accordingly, 3M recorded this business combination as an acquisition of all outstanding interests with a corresponding five-year financed liability of 1.7 billion Japanese Yen relative to the embedded put/call option as of the acquisition date. The Company records interest on this liability, which is recorded in other liabilities, at an annual rate of 1%.

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

(6) In October 2010, 3M (Consumer and Office Business) purchased certain assets of Ross Outdoor Sports Specialties, LLC, a Colorado-based manufacturer of fly fishing equipment and accessories.

(7) In October 2010, 3M (Health Care Business) purchased all of the outstanding shares of Hangzhou ORJ Medical Instrument and Material Co., Ltd., a manufacturer of orthodontic supplies based in Hangzhou, China.

(8) In October 2010, 3M (Health Care Business) purchased all of the outstanding shares of Arizant Inc., a manufacturer of patient warming solutions designed to prevent hypothermia in surgical settings based in Eden Prairie, Minnesota.

(9) In October 2010, 3M (Safety, Security and Protection Services Business) purchased all of the outstanding shares of Attenti Holdings S.A., a Tel Aviv, Israel-based supplier of remote people-monitoring technologies used for offender-monitoring applications and to assist eldercare facilities in monitoring and enhancing the safety of patients.

(10) In October 2010, 3M (Safety, Security and Protection Services Business) acquired a controlling interest in Cogent Inc. via a tender offer, and in December 2010 completed a second-step merger for the same amount per outstanding share as the tender offer, thereby acquiring the remaining noncontrolling interest in the company. Cogent Inc., based in Pasadena, California, is a provider of finger, palm, face and iris biometric systems for governments, law enforcement agencies, and commercial enterprises. The consideration paid in the preceding table includes $248 million related to the December 2010 acquisition of the remaining noncontrolling interest in Cogent, Inc. Net assets acquired in the Cogent Inc. transaction included $532 million of cash and marketable securities, as displayed in the preceding table.

Purchased identifiable intangible assets related to the acquisitions that closed in 2010 totaled $663 million and will be amortized on a straight-line basis over a weighted-average life of 11 years (lives ranging from 2 to 17 years). Acquired identifiable intangible assets for which significant assumed renewals or extensions of underlying arrangements impacted the determination of their useful lives were not material.

In February 2011, 3M (Industrial and Transportation Business) announced that it completed its acquisition of the tape-related assets of Alpha Beta Enterprise Co. Ltd., a leading manufacturer of box sealing tape and masking tape headquartered in Taipei, Taiwan.

In December 2010, 3M (Industrial and Transportation Business) announced that it entered into an agreement to acquire Winterthur Technologies AG (Winterthur) by way of a public tender offer. Winterthur, based in Zug, Switzerland, is a leading global supplier of precision grinding technology serving customers in the area of hard-to-grind precision applications in industrial, automotive, aircraft, and cutting tools. The proposed transaction has an aggregate value of approximately $450 million relative to all of the outstanding shares of Winterthur on a fully diluted basis. On February 11, 2011, 3M published the Definitive Interim Result of the public tender offer and waived the condition of the tendering of 67 percent of Winterthur’s shares. By that date, 3M acquired through open market purchases approximately 15% of Winterthur’s shares. An additional approximately 23% of Winterthur’s shares have been tendered under the public tender offer. The public tender offer was extended for a period of 10 trading days from February 14, 2011 to February 25, 2011 in accordance with applicable tender offer rules.  Settlement for all tendered shares will occur on March 7, 2011.

2009 acquisitions:

During 2009, 3M completed four business combinations. The purchase price paid for these business combinations (net of cash acquired) and certain acquisition costs and contingent consideration paid for pre-2009 business combinations during 2009 aggregated to $69 million.

(1) In January 2009, 3M (Safety, Security and Protection Services Business) purchased all of the outstanding shares of Alltech Solutions, a provider of water pipe rehabilitation services based in Moncton, New Brunswick, Canada.

(2) In February 2009, 3M (Industrial and Transportation Business) purchased the assets of Compac Corp.’s pressure sensitive adhesive tape business, a global leader in providing custom solutions in coating, laminating and converting flexible substrates headquartered in Hackettstown, N.J.

(3) In April 2009, 3M (Industrial and Transportation Business) purchased all of the outstanding shares of Meguiar’s International, UK, a distributor of Meguiar’s, Inc. products based in Daventry, United Kingdom.

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

The 18 business combinations are summarized as follows:

(1) In March 2008, 3M (Industrial and Transportation Business) purchased certain assets of Hitech Polymers Inc., a manufacturer of specialty thermoplastic polymers and provider of toll thermoplastic compounding services based in Hebron, Kentucky.

(2) In April 2008, 3M purchased all of the outstanding shares of Aearo Holding Corp., the parent company of Aearo Technologies Inc. (hereafter referred to as Aearo), a manufacturer of personal protection and energy absorbing products. Aearo products are primarily included in the Safety, Security and Protection Services Business, but thermal acoustics systems products are included in the Industrial and Transportation Business and products for the consumer retail portion of Aearo’s business are included in the Consumer and Office Business. Cash paid, net of cash acquired, for Aearo totaled approximately $523 million and debt assumed from Aearo totaled approximately $684 million, which was immediately paid off.

(3) In April 2008, 3M (Health Care Business) purchased all of the outstanding shares of Les Entreprises Solumed Inc., a Quebec-based developer and marketer of leading-edge medical products designed to prevent infections in operating rooms and hospitals.

(4) In April 2008, 3M (Consumer and Office Business) purchased all of the outstanding shares of Kolors Kevarkian, S.A., a manufacturer of branded floor cleaning tools based in Argentina.

(5) In July 2008, 3M (Industrial and Transportation Business) purchased all of the outstanding shares of K&H Surface Technologies Pty. Ltd., an Australian-based manufacturing company specializing in a range of repair products for the professional do-it-yourself automotive refinish markets.

(6) In July 2008, 3M (Safety, Security and Protection Services Business) purchased all of the outstanding shares of Quest Technologies Inc., a manufacturer of environmental monitoring equipment, including noise, heat stress and vibration monitors that is headquartered in Oconomowoc, Wisconsin.

(7) In July 2008, 3M (Health Care Business) purchased all of the outstanding shares of IMTEC Corp., a manufacturer of dental implants and cone beam computed tomography scanning equipment for dental and medical radiology headquartered in Ardmore, Oklahoma.

(8) In August 2008, 3M (Health Care Business) purchased all of the outstanding shares of TOP-Service für Lingualtechnik GMbH, an orthodontic technology and services company based in Bad Essen, Germany offering a digital lingual orthodontic solution.

(9) In August 2008, 3M (Industrial and Transportation Business) purchased all of the outstanding shares of Polyfoam Products Inc., a structural adhesives company specializing in foam adhesives for tile roofing and other adhesive products for the building industry that is headquartered in Tomball, Texas.

(10) In August 2008, 3M (Industrial and Transportation Business) purchased all of the outstanding shares of Dedication to Detail, Inc., a Philadelphia-based manufacturer of paint finishing systems, including buffing and polishing pads.

(11) In September 2008, 3M (Industrial and Transportation Business) purchased all of the outstanding shares of Ligacon AG, a Switzerland-based manufacturer and supplier of filtration systems and filter elements for the pharmaceutical, biotech and general industrial markets.

(12) In October 2008, 3M (Industrial and Transportation Business) purchased all of the outstanding shares of EMFI S.A. and SAPO S.A.S., manufacturers of polyurethane-based structural adhesives and sealants, which are headquartered in Haguenau, France.

(13) In October 2008, 3M (Industrial and Transportation Business) purchased all of the outstanding shares of Meguiar’s, Inc., a 100-year-old business that manufactures the leading Meguiar’s brand of car care products for cleaning and protecting automotive surfaces, which is headquartered in Irvine, California.

(14) In November 2008, 3M (Health Care Business) purchased certain assets of Food Diagnostics AS, a provider of food diagnostics products and services for the food safety industry, which is headquartered in Oslo, Norway.

(15) In November 2008, 3M (Electro and Communications Business) purchased all of the outstanding shares of Grafoplast S.p.A, a manufacturer of wire identification systems for the wire and cable market, which is headquartered in Predosa, Italy.

(16) In December 2008, 3M (Display and Graphics Business) purchased all of the outstanding shares of Financiere Burgienne, a provider of finished license plates under the FAAB and FABRICAUTO brands in France.

(17) In December 2008, 3M (Industrial and Transportation Business) purchased all of the outstanding shares of ABRASIVOS S.A., a manufacturer of coated abrasives, headquartered in Lima, Peru.

(18) In December 2008, 3M (Consumer and Office Business) purchased certain assets of the Futuro health supports and compression hosiery product line business, headquartered in Cincinnati, OH, from Beiersdorf AG.

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

NOTE 3.  Goodwill and Intangible Assets

Purchased goodwill from acquisitions totaled $978 million in 2010, $1 million of which is deductible for tax purposes. Purchased goodwill from the four acquisitions that closed in 2009 totaled $15 million, $9 million of which is deductible for tax purposes. The acquisition activity in the following table also includes contingent consideration for pre-2009 acquisitions and the impacts of adjustments to the preliminary allocation of purchase price, which increased goodwill by $2 million in 2010 and reduced goodwill by $40 million in 2009. The amounts in the “Translation and other” column in the following table primarily relate to changes in foreign currency exchange rates. The goodwill balance by business segment follows:

Goodwill

(Millions)	Dec. 31, 2008 Balance	2009 acquisition activity	2009 translation and other	Dec. 31, 2009 Balance	2010 acquisition activity	2010 translation and other	Dec. 31, 2010 Balance
Industrial and Transportation	$1,737	$(4)	$50	$1,783	$8	$18	$1,809
Health Care	988	5	14	1,007	520	(21)	1,506
Display and Graphics	1,042	(44)	(8)	990	—	4	994
Consumer and Office	155	11	(11)	155	24	8	187
Safety, Security and Protection Services	1,157	6	57	1,220	428	22	1,670
Electro and Communications	674	1	2	677	—	(23)	654
Total Company	$5,753	$(25)	$104	$5,832	$980	$8	$6,820

Accounting standards require that goodwill be tested for impairment annually and between annual tests in certain circumstances such as a change in reporting units or the testing of recoverability of a significant asset group within a reporting unit. At 3M, reporting units generally correspond to a division.

As discussed in Note 17 to the Consolidated Financial Statements, effective in the first quarter of 2010, 3M made certain product moves between its business segments, with the resulting impact reflected in the goodwill balances by business segment above for all periods presented. For those changes that resulted in reporting unit changes, the Company applied the relative fair value method to determine the impact to reporting units. During the first quarter of 2010, the Company completed its assessment of any potential goodwill impairment for reporting units impacted by this new structure and determined that no impairment existed.

As discussed in Note 13, in June 2009, 3M tested the long lived assets grouping associated with the U.K. passport production activity of 3M’s Security Systems Division for recoverability. This circumstance required the Company to also test goodwill for impairment at the reporting unit (Security Systems Division) level. 3M completed its assessment of potential goodwill impairment for this reporting unit and determined that no goodwill impairment existed as of June 30, 2009. The Company also completed its annual goodwill impairment test in the fourth quarter of 2010 for all reporting units and determined that no impairment existed. In addition, the Company had no impairments of goodwill in prior years.

Acquired Intangible Assets

For 2010, intangible assets (excluding goodwill) acquired through business combinations increased the gross carrying amount by $663 million. Balances are also impacted by changes in foreign currency exchange rates. The gross carrying amount and accumulated amortization of acquired intangible assets as of December 31 follow:

(Millions)	2010	2009
Patents	$551	$457
Other amortizable intangible assets (primarily tradenames and customer-related intangibles)	2,016	1,528
Non-amortizable intangible assets (tradenames)	125	129
Total gross carrying amount	$2,692	$2,114
Accumulated amortization — patents	(345)	(339)
Accumulated amortization — other	(527)	(433)
Total accumulated amortization	(872)	(772)
Total intangible assets — net	$1,820	$1,342

3M has certain tradenames that are not amortized because of the long-time established name recognition in their respective industries.

Amortization expense for acquired intangible assets increased significantly in 2009 compared to 2008 due to the significant amount of acquired intangibles in 2008 (Note 2). Amortization expense for the years ended December 31 follows:

(Millions)	2010	2009	2008
Amortization expense	$176	$181	$122

Expected amortization expense for acquired amortizable intangible assets recorded as of December 31, 2010 follows:

(Millions)	2011	2012	2013	2014	2015	After 2015
Amortization expense	$208	$200	$189	$169	$157	$772

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

NOTE 4.  Restructuring Actions and Exit Activities

Restructuring actions and exit activities generally include significant actions involving employee-related severance charges, contract termination costs, and impairment of assets associated with such actions. Accounting policies related to these activities are discussed in Note 1.

The following provides information, respectively, concerning the Company’s 2009/2008 restructuring actions and its exit activities during 2008.

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

(Millions)	Employee- Related Items/ Benefits and Other	Asset Impairments	Total

Expenses incurred in 2008:
Industrial and Transportation	$33	$7	$40
Health Care	37	14	51
Display and Graphics	15	9	24
Consumer and Office	17	1	18
Safety, Security and Protection Services	12	—	12
Electro and Communications	7	—	7
Corporate and Unallocated	65	12	77
Total 2008 expenses	$186	$43	$229

Non-cash changes in 2008	$—	$(43)	$(43)

Expenses incurred in 2009:
Industrial and Transportation	$84	$5	$89
Health Care	20	—	20
Display and Graphics	9	13	22
Consumer and Office	13	—	13
Safety, Security and Protection Services	16	—	16
Electro and Communications	11	—	11
Corporate and Unallocated	37	1	38
Total 2009 expenses	$190	$19	$209

Non-cash changes in 2009	$(34)	$(19)	$(53)
Cash payments, net of adjustments, in 2009	$(266)	$—	$(266)
Accrued liability balance as of December 31, 2009	$76	$—	$76

Cash payments, net of adjustments, in 2010	$(54)	$—	$(54)
Accrued liability balance as of December 31, 2010	$22	$—	$22

The majority of the remaining employee related items and benefits are expected to be paid out in cash in 2011.

Exit Activities:

During the second and third quarters of 2008, management approved and committed to undertake certain exit activities, which resulted in a pre-tax charge of $68 million. These charges primarily related to employee-related liabilities and fixed asset impairments. During the fourth quarter of 2008, a pre-tax benefit of $10 million was recorded, which primarily related to adjustments to employee-related liabilities for second and third-quarter 2008 exit activities. In total for 2008, these actions resulted in pre-tax charges for Industrial and Transportation ($26 million); Display and Graphics ($18 million); Health Care ($9 million); Safety, Security and Protection Services ($3 million); and Corporate and Unallocated ($2 million). These charges were recorded in cost of sales ($38 million), selling, general and administrative expenses ($17 million), and research, development and related expenses ($3 million).

NOTE 5.  Supplemental Balance Sheet Information

Accounts payable (included as a separate line item in the Consolidated Balance Sheet) includes drafts payable on demand of $82 million and $83 million as of December 31, 2010, and 2009, respectively. Accumulated depreciation for capital leases totaled $50 million at both December 31, 2010 and 2009. Additional supplemental balance sheet information is provided in the table that follows.

(Millions)	2010	2009
Other current assets
Prepaid expenses and other	$555	$657
Deferred income taxes	282	330
Derivative assets-current	38	25
Product and other insurance receivables	92	110
Total other current assets	$967	$1,122

Investments
Equity-method	$84	$73
Available-for-sale	21	11
Cost method and other	41	19
Total investments	$146	$103

Property, plant and equipment — at cost
Land	$358	$291
Buildings and leasehold improvements	6,321	6,069
Machinery and equipment	12,769	12,296
Construction in progress	656	627
Capital leases	149	157
Gross property, plant and equipment	20,253	19,440
Accumulated depreciation	(12,974)	(12,440)
Property, plant and equipment — net	$7,279	$7,000

Other assets
Deferred income taxes	$648	$625
Product and other insurance receivables	143	171
Cash surrender value of life insurance policies	213	202
Other	258	277
Total other assets	$1,262	$1,275

Other current liabilities
Accrued trade payables	$476	$464
Deferred income	369	316
Derivative liabilities	87	94
Restructuring actions	22	76
Employee benefits and withholdings	167	150
Product and other claims	132	123
Property and other taxes	196	198
Pension and postretirement benefits	41	41
Deferred income taxes	26	27
Other	506	410
Total other current liabilities	$2,022	$1,899

Other liabilities
Long term income taxes payable	$627	$611
Employee benefits	524	491
Product and other claims	324	330
Capital lease obligations	94	107
Deferred income	18	23
Deferred income taxes	198	91
Other	69	74
Total other liabilities	$1,854	$1,727

NOTE 6.  Supplemental Equity and Comprehensive Income Information

Common stock ($.01 par value per share) of 3.0 billion shares is authorized, with 944,033,056 shares issued. Treasury stock is reported at cost, with 232,055,448 shares at December 31, 2010, 233,433,937 shares at December 31, 2009, and 250,489,769 shares at December 31, 2008. Preferred stock, without par value, of 10 million shares is authorized but unissued.

The components of other comprehensive income (loss) and accumulated other comprehensive income (loss) attributable to 3M follow.

Accumulated Other Comprehensive Income (Loss) Attributable to 3M

(Millions)	Dec. 31, 2010	Dec. 31, 2009
Cumulative translation adjustment	$374	$122
Defined benefit pension and postretirement plans adjustment	(3,879)	(3,831)
Debt and equity securities, unrealized gain (loss)	(6)	(9)
Cash flow hedging instruments, unrealized gain (loss)	(32)	(36)
Total accumulated other comprehensive income (loss)	$(3,543)	$(3,754)

Components of Comprehensive Income (Loss) Attributable to 3M

Years ended December 31

(Millions)	2010	2009	2008
Net income attributable to 3M	$4,085	$3,193	$3,460

Cumulative translation	213	288	(920)
Tax effect	(8)	(2)	32
Cumulative translation - net of tax	205	286	(888)

Defined benefit pension and postretirement plans adjustment	(68)	(442)	(3,258)
Tax effect	28	133	1,186
Defined benefit pension and postretirement plans adjustment - net of tax	(40)	(309)	(2,072)

Debt and equity securities, unrealized gain (loss)	5	17	(18)
Tax effect	(2)	(7)	7
Debt and equity securities, unrealized gain (loss) - net of tax	3	10	(11)

Cash flow hedging instruments, unrealized gain (loss)	6	(130)	124
Tax effect	(2)	50	(52)
Cash flow hedging instruments, unrealized gain (loss) - net of tax	4	(80)	72

Total comprehensive income (loss) attributable to 3M	$4,257	$3,100	$561

Reclassification adjustments are made to avoid double counting in comprehensive income items that are also recorded as part of net income. Reclassifications to earnings from accumulated other comprehensive income that related to pension and postretirement expense in the income statement were $306 million pre-tax ($197 million after-tax) in 2010, $141 million pre-tax ($92 million after-tax) in 2009, and $79 million pre-tax ($52 million after-tax) in 2008. These pension and postretirement expense pre-tax amounts are shown in the table in Note 11 as amortization of transition (asset) obligation, amortization of prior service cost (benefit) and amortization of net actuarial (gain) loss. Cash flow hedging instruments reclassifications are provided in Note 12. Reclassifications to earnings from accumulated other comprehensive income for debt and equity securities were not material for 2010, and as shown in the auction rate securities table in Note 13, primarily relate to a loss of approximately $2 million pre-tax for 2009 and a loss of approximately $6 million pre-tax for 2008. Other reclassification adjustments were not material. Income taxes are not provided for foreign translation relating to permanent investments in international subsidiaries, but tax effects within cumulative translation does include impacts from items such as net investment hedge transactions.

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

3M also acquired the remaining noncontrolling interest of a previously majority owned subsidiary for an immaterial amount during the first half of 2010. In addition, as discussed in Note 2, in October 2010 3M acquired a controlling interest in Cogent Inc. via a tender offer and in December 2010 completed a second-step merger for the same amount per outstanding share as the tender offer, thereby acquiring the remaining noncontrolling interest in Cogent Inc. The resulting October 2010 increase and December 2010 decrease in noncontrolling interest associated with the Cogent Inc. transactions are presented netting to zero with respect to the amount impacting noncontrolling interest in the consolidated statement of changes in equity. However, the December 2010 transaction resulted in an immaterial transfer from noncontrolling interest to 3M Company shareholders’ equity.

The following table summarizes the effects of these transactions on equity attributable to 3M Company shareholders for the respective periods.

(Millions)	2010	2009
Net income attributable to 3M	$4,085	$3,193
Transfer from (to) noncontrolling interest	43	(81)
Change in 3M Company shareholders’ equity from net income attributable to 3M and transfers from (to) noncontrolling interest	$4,128	$3,112

NOTE 7.  Supplemental Cash Flow Information

(Millions)	2010	2009	2008
Cash income tax payments	$1,509	$834	$1,778
Cash interest payments	201	236	196
Capitalized interest	17	27	28

Individual amounts in the Consolidated Statement of Cash Flows exclude the impacts of acquisitions, divestitures and exchange rate impacts, which are presented separately. “Other — net” in the Consolidated Statement of Cash Flows within operating activities in 2010, 2009 and 2008 includes changes in liabilities related to 3M’s restructuring actions (Note 4).

Transactions related to investing and financing activities with significant non-cash components are as follows:

•                  During 2010, Sumitomo 3M purchased a portion of its shares held by its noncontrolling interest, Sumitomo Electric Industries, Ltd. (SEI), by paying cash of 5.8 billion Japanese Yen and entering into a note payable to SEI of 17.4 billion Japanese Yen. The cash paid as a result of the purchase of Sumitomo 3M shares from SEI was classified as an investing activity in the consolidated statement of cash flows. The remainder of the purchase financed by the note payable to SEI was considered non-cash investing and financing activity in the first quarter of 2010. This is described in Note 6 in the section entitled “Purchase of Subsidiary Shares and Transfers of Ownership Interests Involving Non-Wholly Owned Subsidiaries”.

•                  Also in 2010, as discussed in Note 2, the Company recorded a financed liability of 1.7 billion Japanese Yen related to the A-One acquisition.

•                  During 2009, 3M recorded a capital lease asset and obligation of approximately $50 million related to an IT investment with an amortization period of seven years and contributed $600 million to its U.S. defined benefit pension plan in shares of the Company’s common stock.

NOTE 8.  Income Taxes

Income Before Income Taxes

(Millions)	2010	2009	2008
United States	$2,778	$2,338	$2,251
International	2,977	2,294	2,857
Total	$5,755	$4,632	$5,108

Provision for Income Taxes

(Millions)	2010	2009	2008
Currently payable
Federal	$837	$88	$882
State	73	13	14
International	796	586	820
Deferred
Federal	55	489	(168)
State	43	56	34
International	(212)	156	6
Total	$1,592	$1,388	$1,588

Components of Deferred Tax Assets and Liabilities

(Millions)	2010	2009
Deferred tax assets:
Accruals not currently deductible
Employee benefit costs	$99	$168
Product and other claims	148	160
Miscellaneous accruals	175	180
Pension costs	724	852
Stock-based compensation	501	473
Net operating/capital loss carryforwards	437	59
Foreign tax credits	281	286
Other - net	46	—
Gross deferred tax assets	2,411	2,178
Valuation allowance	(128)	(23)
Total deferred tax assets	$2,283	$2,155

Deferred tax liabilities:
Product and other insurance receivables	$(59)	$(80)
Accelerated depreciation	(695)	(571)
Intangible amortization	(823)	(662)
Other - net	—	(5)
Total deferred tax liabilities	(1,577)	(1,318)

Net deferred tax assets	$706	$837

The net deferred tax assets are included as components of Other Current Assets, Other Assets, Other Current Liabilities, and Other Liabilities within the Consolidated Balance Sheet. See Note 5 “Supplemental Balance Sheet Information” for further details.

Reconciliation of Effective Income Tax Rate

	2010	2009	2008
Statutory U.S. tax rate	35.0%	35.0%	35.0%
State income taxes — net of federal benefit	1.2	1.0	0.8
International income taxes — net	(7.1)	(5.3)	(4.1)
U.S. research and development credit	(0.2)	(0.3)	(0.5)
Reserves for tax contingencies	(0.5)	0.8	0.8
Restructuring actions	—	—	0.4
Medicare Modernization Act	1.0	(0.2)	(0.2)
Domestic Manufacturer’s deduction	(1.4)	(0.5)	(0.8)
All other — net	(0.3)	(0.5)	(0.3)
Effective worldwide tax rate	27.7%	30.0%	31.1%

Under a Federal program (Medicare Modernization Act) that was established to encourage companies to provide retiree prescription drug coverage, many companies, including 3M, received a tax-advantaged subsidy. The tax advantage of the subsidy was eliminated by the Patient Protection and Affordable Care Act (H.R. 3590), including modifications included in the Health Care and Education Reconciliation Act of 2010 (collectively, the “Act’), which were enacted in March 2010. Although the elimination of this tax advantage does not take effect until 2013 under the Act, 3M was required to recognize the full accounting impact in its financial statements in the period in which the Act was signed. Because future anticipated retiree health care liabilities and related tax subsidies are already reflected in 3M’s financial statements, the change in law resulted in a reduction of the value of the company’s deferred tax asset related to the subsidy. This reduction in value resulted in a one-time non-cash income tax charge to 3M’s earnings in 2010 of approximately $84 million, or 12 cents per diluted share.

While the preceding item increased the effective tax rate, the most significant item that decreased the effective tax rate in both 2010 and 2009 related to international taxes. In 2010, this was due primarily to the 2010 tax benefits of net operating losses partially offset by a valuation allowance resulting from the corporate alignment transactions that allowed the Company to increase its ownership of a foreign subsidiary. The transactions are described in the section of Note 6 entitled “Purchase of Subsidiary Shares and Transfers of Ownership Interest Involving Non-Wholly Owned Subsidiaries”. Adjustments to income tax reserves and the Domestic Manufacturer’s deduction also benefited year-on-year effective tax rates.

As of December 31, 2010, the Company had tax effected federal, state, and international operating loss carryovers of approximately $15 million, $13 million, and $409 million (before valuation allowances). The federal operating loss carryovers will expire after twenty years, the state after five to ten years, and the majority of international after seven years with the remaining international expiring in one year or with an indefinite carryover period. The Company has provided a $128 million valuation allowance against certain of these deferred tax assets based on management’s determination that it is more-likely-than-not that the tax benefits related to these assets will not be realized.

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2002.

The IRS completed its field examination of the Company’s U.S. federal income tax returns for the years 2005 through 2007 in the fourth quarter of 2009. The Company protested certain IRS positions within these tax years and entered into the administrative appeals process with the IRS during the first quarter of 2010. During the first quarter of 2010, the IRS completed its field examination of the Company’s U.S. federal income tax return for the 2008 year. The Company protested certain IRS positions for 2008 and entered into the administrative appeals process with the IRS during the second quarter of 2010. Currently, the Company is under examination by the IRS for its U.S. federal income tax returns for the years 2009 and 2010. It is anticipated that the IRS will complete its examination of the Company for 2009 by the end of the first quarter of 2011, and for 2010 by the end of the first quarter of 2012. As of December 31, 2010, the IRS has not proposed any significant adjustments to the Company’s tax positions for which the Company is not adequately reserved.

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

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits (UTB) is as follows:

Federal, State and Foreign Tax

(Millions)	2010	2009	2008
Gross UTB Balance at January 1	$618	$557	$680

Additions based on tax positions related to the current year	128	121	126
Additions for tax positions of prior years	142	164	98
Reductions for tax positions of prior years	(161)	(177)	(180)
Settlements	(51)	—	(101)
Reductions due to lapse of applicable statute of limitations	(54)	(47)	(66)

Gross UTB Balance at December 31	$622	$618	$557

Net UTB impacting the effective tax rate at December 31	$394	$425	$334

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate by $394 million as of December 31, 2010, $425 million as of December 31, 2009, and $334 million as of December 31, 2008. The ending net UTB results from adjusting the gross balance for items such as Federal, State, and non-U.S. deferred items, interest and penalties, and deductible taxes. The net UTB is included as components of Other Current Assets, Other Assets, and Other Liabilities within the Consolidated Balance Sheet.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in tax expense. The Company recognized in the consolidated statement of income on a gross basis approximately $9 million of benefit, $6 million of expense, and $8 million of expense in 2010, 2009, and 2008, respectively. At December 31, 2010 and December 31, 2009, accrued interest and penalties in the consolidated balance sheet on a gross basis were $52 million and $53 million, respectively. Included in these interest and penalty amounts are interest and penalties related to tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

During 2010, the Company contributed $556 million to its U.S. and international pension plans and $62 million to its postretirement plans. During 2009, the Company contributed $1.259 billion to its U.S. and international pension plans and $133 million to its postretirement plans. Of this amount, $600 million was contributed in shares of the Company’s common stock to the Company’s principal U.S. qualified pension plan. During 2008, the Company contributed $421 million to its U.S. and international pension plans and $53 million to its postretirement plans. The current income tax provision includes a benefit for the pension contributions; the deferred tax provision includes a cost for the related temporary difference.

As a result of certain employment commitments and capital investments made by 3M, income from manufacturing activities in China, Taiwan, Brazil, Korea, and Singapore is subject to reduced tax rates or, in some cases, is exempt from tax for years through 2010, 2011, 2013, 2014, and 2023, respectively. The income tax benefits attributable to the tax status of these subsidiaries are estimated to be $69 million (10 cents per diluted share) in 2010, $50 million (7 cents per diluted share) in 2009, and $44 million (6 cents per diluted share) in 2008.

The Company has not provided deferred taxes on unremitted earnings attributable to international companies that have been considered to be reinvested indefinitely. These earnings relate to ongoing operations and were approximately $5.6 billion as of December 31, 2010. Because of the availability of U.S. foreign tax credits, it is not practicable to determine the income tax liability that would be payable if such earnings were not indefinitely reinvested.

NOTE 9.  Marketable Securities

The Company invests in agency securities, corporate securities, asset-backed securities, treasury securities and other securities. The following is a summary of amounts recorded on the Consolidated Balance Sheet for marketable securities (current and non-current).

	Dec. 31,	Dec. 31,
(Millions)	2010	2009

U.S. government agency securities	$246	$326
Foreign government agency securities	52	—
Corporate debt securities	280	154
Commercial paper	55	—
U.S. treasury securities	55	—
U.S. municipal securities	20	—
Asset-backed securities:
Automobile loan related	253	198
Credit card related	79	9
Equipment lease related	24	41
Other	8	8
Asset-backed securities total	364	256
Other securities	29	8

Current marketable securities	$1,101	$744

U.S. government agency securities	$63	$165
Foreign government agency securities	3	—
Corporate debt securities	192	112
U.S. treasury securities	44	94
U.S. municipal securities.	3	—
Asset-backed securities:
Automobile loan related	144	317
Credit card related	70	98
Equipment lease related	14	29
Other	—	5
Asset-backed securities total	228	449
Auction rate securities	7	5

Non-current marketable securities	$540	$825

Total marketable securities	$1,641	$1,569

Classification of marketable securities as current or non-current is dependent upon management’s intended holding period, the security’s maturity date and liquidity considerations based on market conditions. If management intends to hold the securities for longer than one year as of the balance sheet date, they are classified as non-current. At December 31, 2010, gross unrealized losses totaled approximately $9 million (pre-tax), while gross unrealized gains totaled approximately $5 million (pre-tax). At December 31, 2009, gross unrealized losses totaled approximately $12 million (pre-tax), while gross unrealized gains totaled approximately $3 million (pre-tax). Gross realized gains on sales or maturities of marketable securities were not material in 2010 and 2009 and totaled $5 million in 2008. Gross realized losses on sales or maturities of marketable securities were not material in 2010, totaled $3 million in 2009, and were not material in 2008. Cost of securities sold use the first in, first out (FIFO) method. Since these marketable securities are classified as available-for-sale securities, changes in fair value will flow through other comprehensive income, with amounts reclassified out of other comprehensive income into earnings upon sale or “other-than-temporary” impairment.

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

The balance at December 31, 2010 for marketable securities by contractual maturity are shown below. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

Dec. 31,
(Millions)	2010

Due in one year or less	$794
Due after one year through three years	796
Due after three years through five years	17
Due after five years	34

Total marketable securities	$1,641

3M has a diversified marketable securities portfolio of $1.641 billion as of December 31, 2010. Within this portfolio, current and long-term asset-backed securities (estimated fair value of $592 million) are primarily comprised of interests in automobile loans and credit cards. At December 31, 2010, the asset-backed securities credit ratings were AAA or A-1+, with the exception of two securities rated AA+ with a fair market value of less than $2 million.

3M’s marketable securities portfolio includes auction rate securities that represent interests in investment grade credit default swaps; however, currently these holdings comprise less than one percent of this portfolio. The estimated fair value of auction rate securities are $7 million and $5 million as of December 31, 2010 and 2009, respectively. Gross unrealized losses within accumulated other comprehensive income related to auction rate securities totaled $6 million (pre-tax) and $8 million (pre-tax) as of December 31, 2010 and 2009, respectively. As of December 31, 2010, auction rate securities associated with these balances have been in a loss position for more than 12 months. Since the second half of 2007, these auction rate securities failed to auction due to sell orders exceeding buy orders. Liquidity for these auction-rate securities is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals, usually every 7, 28, 35, or 90 days. The funds associated with failed auctions will not be accessible until a successful auction occurs or a buyer is found outside of the auction process. Refer to Note 13 for a table that reconciles the beginning and ending balances of auction rate securities.

NOTE 10.  Long-Term Debt and Short-Term Borrowings

The following debt tables reflect interest rates, including the effects of interest rate swaps, as of December 31, 2010. Long-term debt and short-term borrowings as of December 31 consisted of the following:

Long-Term Debt

(Millions) Description / 2010 Principal Amount	Currency/ Fixed vs. Floating	Effective Interest Rate	Final Maturity Date	2010	2009
Eurobond (775 million Euros)	Euro Fixed	4.30%	2014	$1,055	$898
Medium-term note ($850 million)	USD Fixed	4.42%	2013	849	849
Medium-term note ($800 million)	USD Floating	3.24%	2011	806	801
30-year bond ($750 million)	USD Fixed	5.73%	2037	747	747
Eurobond (250 million Euros)	Euro Floating	1.18%	2014	357	623
Medium-term note ($500 million)	USD Fixed	4.67%	2012	500	500
30-year debenture ($330 million)	USD Fixed	6.01%	2028	349	350
Dealer Remarketable Securities	USD Fixed	—%	2010	—	350
Convertible notes ($252 million)	USD Fixed	0.50%	2032	226	225
Japan borrowing (11.6 billion Japanese Yen)	JPY Floating	0.76%	2011	142	—
Canada borrowing (100.5 million Canadian Dollar)	CAD Floating	1.80%	2012	101	—
Floating rate note ($100 million)	USD Floating	0.00%	2041	100	100
Floating rate note ($60 million)	USD Floating	0.00%	2044	60	60
Other borrowings	Various	0.08%	2011-2040	76	116
Total long-term debt				$5,368	$5,619
Less: current portion of long-term debt				1,185	522
Long-term debt (excluding current portion)				$4,183	$5,097

Short-Term Borrowings and Current Portion of Long-Term Debt

(Millions)	Effective Interest Rate	2010	2009
Current portion of long-term debt	2.41%	$1,185	$522
U.S. dollar commercial paper	—	—	—
Other borrowings	2.47%	84	91
Total short-term borrowings and current portion of long-term debt		$1,269	$613

The following weighted-average effective interest rate table reflects the combined effects of interest rate and currency swaps at December 31, 2010 and 2009.

Weighted-Average Effective Interest Rate

	Total
At December 31	2010	2009
Short-term	2.41%	4.51%
Long-term	4.22%	4.04%

Maturities of long-term debt for the five years subsequent to December 31, 2010 are as follows (in millions):

2011	2012	2013	2014	2015	After 2015	Total
$1,185	$752	$922	$1,413	$—	$1,096	$5,368

The Company’s $350 million of Dealer Remarketable Securities matured in December 2010. These securities were originally issued in December 2000. Long-term debt payments due in 2011 include $160 million of floating rate notes. The floating rate notes are classified as current portion of long-term debt as the result of put provisions associated with these debt instruments. Additionally, payments due in 2012 include the $226 million carrying amount of Convertible Notes, and payments due in 2013 include $73 million of floating rate notes, as a result of put provisions.

During the first quarter of 2010, the Company entered into a floating rate note payable of 17.4 billion Japanese Yen (approximately $188 million based on applicable exchange rates at that time) in connection with the purchase of additional interest in the Company’s Sumitomo 3M Limited subsidiary as discussed in Note 6. This note is due in three equal installments of 5.8 billion Japanese Yen, with one installment paid on September 30, 2010, and the remaining installments due March 30, 2011 and September 30, 2011. 11.6 billion Japanese Yen is outstanding on this obligation at year-end 2010. Interest accrues on the note based on the three-month Tokyo Interbank Offered Rate (TIBOR) plus 40 basis points.

In the fourth quarter of 2010, the Company entered into a 100.5 million Canadian Dollar loan, with four equal installments due in April 2011, July 2011, October 2011 and January 2012. At December 31, 2010, the floating interest rate on this loan was 1.8%.

Other borrowings included debt held by 3M’s international companies and floating rate notes in the United States, with the long-term portion of this debt primarily composed of U.S. dollar floating rate debt.

The Company has an AA- credit rating, with a stable outlook, from Standard & Poor’s and an Aa2 credit rating, with a stable outlook, from Moody’s Investors Service. Under the Company’s $1.5-billion five-year credit facility agreement that was effective April 30, 2007, 3M is required to maintain its EBITDA to Interest Ratio as of the end of each fiscal quarter at not less than 3.0 to 1. This is calculated (as defined in the agreement) as the ratio of consolidated total EBITDA for the four consecutive quarters then ended to total interest expense on all funded debt for the same period. At December 31, 2010, this ratio was approximately 35 to 1. At December 31, 2010, available short-term committed lines of credit, including the preceding $1.5 billion five-year credit facility, totaled approximately $1.674 billion worldwide, of which approximately $255 million was utilized in connection with normal business activities. Debt covenants do not restrict the payment of dividends.

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

The Company also issued notes under an earlier $1.5 billion medium-term note program. In March 2007, the Company issued a 30-year, $750 million, fixed rate note with a coupon rate of 5.70%. In November 2006, 3M issued a three-year, $400 million, fixed rate note. The Company entered into an interest rate swap to convert this to a rate based on a floating LIBOR index. Both the note and related swap matured in November 2009. In December 2004, 3M issued a 40-year, $60 million floating rate note, with the rate based on a floating LIBOR index. This earlier $1.5 billion medium term note program was replaced by the $3 billion program established in June 2007.

In July 2007, 3M issued a seven year 5.0% fixed rate Eurobond for an amount of 750 million Euros (book value of approximately $1.044 billion in U.S. Dollars at December 31, 2010). Upon debt issuance in July 2007, 3M completed a fixed-to-floating interest rate swap on a notional amount of 400 million Euros as a fair value hedge of a portion of the fixed interest rate Eurobond obligation. In August 2010, the Company terminated 150 million Euros of the notional amount of this swap. As a result, the notional amount remaining after the partial termination is 250 million Euros. The termination of a portion of this swap did not impact the terms of the remaining portion. In addition, in December 2007, 3M reopened the existing seven year 5.0% fixed rate Eurobond for an additional amount of 275 million Euros (book value of approximately $368 million in U.S. Dollars at December 31, 2010). This security was issued at a premium and was subsequently consolidated with the original security on January 15, 2008.

3M may redeem its 30-year zero-coupon senior notes (the “Convertible Notes”) at any time in whole or in part at the accreted conversion price; however, bondholders may convert upon notification of redemption each of the notes into 9.4602 shares of 3M common stock (which 3M would intend to payout in cash). Holders of the 30-year zero-coupon senior notes have the option to require 3M to purchase their notes at accreted value on November 21 in the years 2005, 2007, 2012, 2017, 2022 and 2027. In November 2005, 22,506 of the 639,000 in outstanding bonds were redeemed, resulting in a payout from 3M of approximately $20 million. In November 2007, an additional 364,598 outstanding bonds were redeemed resulting in a payout from 3M of approximately $322 million. These payouts reduced the Convertible Notes’ face value at maturity to $252 million, which equates to a book value of approximately $226 million at December 31, 2010. As disclosed in a Form 8-K in November 2005, 3M amended the terms of these securities to pay cash at a rate of 2.40% per annum of the principal amount at maturity of the Company’s Convertible Notes, which equated to 2.75% per annum of the notes’ accreted value on November 21, 2005. The cash interest payments were made semiannually in arrears on May 22, 2006, November 22, 2006, May 22, 2007 and November 22, 2007 to holders of record on the 15th calendar day preceding each such interest payment date. Effective November 22, 2007, the effective interest rate reverted back to the original yield of 0.50%.

3M originally sold $639 million in aggregate face amount of these “Convertible Notes” on November 15, 2002, which are convertible into shares of 3M common stock. The gross proceeds from the offering, to be used for general corporate purposes, were $550 million ($540 million net of issuance costs). In accordance with accounting standards applicable to convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement), the Company recognized additional interest expense essentially equivalent to the portion of issuance proceeds allocated to the instrument’s equity component over the period from the Convertible Notes’ issuance on November 15, 2002 through November 15, 2005 (the first date holders of these Notes had the ability to put them back to 3M). Debt issuance costs were amortized on a straight-line basis over a three-year period beginning in November 2002. Debt issue costs allocated to the Notes’ equity component were not material. On February 14, 2003, 3M registered these Convertible Notes in a registration statement filed with the Securities and Exchange Commission. The terms of the Convertible Notes include a yield to maturity of 0.50% and an initial conversion premium of 40 percent over the $65.00 (split-adjusted) closing price of 3M common stock on November 14, 2002. If certain conditions for conversion (relating to the closing common stock prices of 3M exceeding the conversion trigger price for specified periods) are met, holders may convert each of the 30-year zero-coupon senior notes into 9.4602 shares of 3M common stock in any calendar quarter commencing after March 31, 2003. The conversion trigger price for the fourth quarter of 2010 was $123.04 per share. If the conditions for conversion are met, and 3M elects not to settle in cash, the 30-year zero-coupon senior notes will be convertible in the aggregate into approximately 2.4 million shares of 3M common stock. The conditions for conversion related to the Company’s Convertible Notes have never been met. If the conditions for conversion are met, 3M may choose to pay in cash and/or common stock; however, if this occurs, the Company has the intent and ability to settle this debt security in cash. Accordingly, there was no impact on 3M’s diluted earnings per share.

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

In August 2006, the Pension Protection Act (PPA) was signed into law in the U.S. The PPA increases the funding target for defined benefit pension plans to 100% of the target liability. The PPA transition rules require a funding liability target of 92% in 2008, reaching 100% by 2011. 3M’s U.S. qualified defined benefit plans are funded at the applicable transition funding liability target for 2010.

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

In the fourth quarter of 2010, the Company made further changes to its U.S. postretirement benefit plans. As a result of these changes, the Company will transition all current and future retirees to the savings account benefits-based plan announced in 2008. These changes become effective beginning January 1, 2013, for all Medicare eligible retirees and their Medicare eligible dependents and January 1, 2015, for all non-Medicare eligible retirees and their eligible dependents. As a result, as of the December 31, 2010 measurement date, the APBO increased by $69 million.

In the second quarter 2010, 3M’s Brazilian subsidiary received approval from the government in Brazil to freeze its defined benefit pension plan. Effective March 31, 2010, participants in this subsidiary’s pension plan no longer accrue additional pension benefits. As a result, the Company recorded a $22 million curtailment gain in the second quarter of 2010.

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

During 2009, 3M Sumitomo (Japan) experienced a higher number of retirements than normal, largely due to early retirement incentive programs, which required eligible employees who elected to leave the Company to retire by September 2009. Participants in the Japan pension plan had the option of receiving cash lump sum payments when exiting the plan, which a number of participants exiting the pension plan elected to receive. In accordance with ASC 715, Compensation — Retirement Benefits, settlement accounting is required when the lump sum distributions in a year are greater than the sum of the annual service and interest costs. Due to the large number of lump sum payment elections in 2009, the Company incurred $17 million of settlement charges.

3M was informed during the first quarter of 2009 that the general partners of WG Trading Company, in which 3M’s benefit plans hold limited partnership interests, are the subject of a criminal investigation as well as civil proceedings by the SEC and CFTC (Commodity Futures Trading Commission). As of December 31, 2010, these holdings represented less than one percent of 3M’s fair value of total plan assets. The court appointed receiver has taken control of WG Trading Company and other entities controlled by its general partners, and further redemptions of limited partnership interests are restricted pending court proceedings. 3M currently believes that the resolution of these events will not have a material adverse effect on the consolidated financial position of the Company. The Company has insurance that it believes, based on what is currently known, is applicable to a portion of this potential decrease in asset value. The benefit plan trustee holdings of WG Trading Company interests have been adjusted to estimated fair market value.

Following is a reconciliation of the beginning and ending balances of the benefit obligation and the fair value of plan assets as of December 31:

	Qualified and Non-qualified Pension Benefits				Postretirement
	United States		International		Benefits
(Millions)	2010	2009	2010	2009	2010	2009
Change in benefit obligation
Benefit obligation at beginning of year	$11,391	$10,395	$4,685	$4,037	$1,579	$1,611
Acquisitions	—	—	4	—	—	—
Service cost	201	183	105	98	55	51
Interest cost	638	619	241	235	88	97
Participant contributions	—	—	4	4	59	52
Foreign exchange rate changes	—	—	16	284	6	14
Plan amendments	—	—	(75)	14	69	(168)
Actuarial (gain) loss	760	822	167	255	125	80
Medicare Part D Reimbursement	—	—	—	—	13	10
Benefit payments	(668)	(649)	(194)	(245)	(166)	(168)
Settlements, curtailments, special termination benefits and other	(3)	21	(41)	3	—	—
Benefit obligation at end of year	$12,319	$11,391	$4,912	$4,685	$1,828	$1,579
Change in plan assets
Fair value of plan assets at beginning of year	$10,493	$9,243	$3,897	$3,022	$1,075	$929
Acquisitions	—	—	4	—	—	—
Actual return on plan assets	1,463	1,148	360	361	119	129
Company contributions	290	755	266	504	62	133
Participant contributions	—	—	4	4	59	52
Foreign exchange rate changes	—	—	18	251	—	—
Benefit payments	(668)	(649)	(194)	(245)	(166)	(168)
Settlements, curtailments, special termination benefits and other	(3)	(4)	—	—	—	—
Fair value of plan assets at end of year	$11,575	$10,493	$4,355	$3,897	$1,149	$1,075
Funded status at end of year	$(744)	$(898)	$(557)	$(788)	$(679)	$(504)

	Qualified and Non-qualified Pension Benefits				Postretirement
	United States		International		Benefits
(Millions)	2010	2009	2010	2009	2010	2009
Amounts recognized in the Consolidated Balance Sheet as of Dec. 31,
Non-current assets	$—	$—	$74	$78	$—	$—
Accrued benefit cost
Current liabilities	(30)	(30)	(7)	(7)	(4)	(4)
Non-current liabilities	(714)	(868)	(624)	(859)	(675)	(500)
Ending balance	$(744)	$(898)	$(557)	$(788)	$(679)	$(504)
Amounts recognized in accumulated other comprehensive income as of Dec. 31,
Net transition obligation (asset)	$—	$—	$(7)	$(5)	$—	$—
Net actuarial loss (gain)	3,981	3,975	1,670	1,650	1,063	1,059
Prior service cost (credit)	33	46	(144)	(57)	(341)	(504)
Ending balance	$4,014	$4,021	$1,519	$1,588	$722	$555

The balance of amounts recognized for international plans in accumulated other comprehensive income as of December 31 in the preceding table are presented based on the foreign currency exchange rate on that date.

The pension accumulated benefit obligation represents the actuarial present value of benefits based on employee service and compensation as of the measurement date and does not include an assumption about future compensation levels. The accumulated benefit obligation of the U.S. pension plans was $11.754 billion and $10.769 billion at December 31, 2010 and 2009, respectively. The accumulated benefit obligation of the international pension plans was $4.532 billion and $4.279 billion at December 2010 and 2009, respectively.

The following amounts relate to pension plans with accumulated benefit obligations in excess of plan assets as of December 31:

	Qualified and Non-qualified Pension Plans
	United States		International
(Millions)	2010	2009	2010	2009
Projected benefit obligation	$443	$454	$1,676	$3,322
Accumulated benefit obligation	441	448	1,563	3,126
Fair value of plan assets	25	23	1,122	2,526

Components of net periodic benefit cost and other supplemental information for the years ended December 31 follow:

Components of net periodic benefit cost and other amounts recognized in other comprehensive income

	Qualified and Non-qualified Pension Benefits						Postretirement
	United States			International			Benefits
(Millions)	2010	2009	2008	2010	2009	2008	2010	2009	2008

Net periodic benefit cost (benefit)
Service cost	$201	$183	$192	$105	$98	$120	$55	$51	$53
Interest cost	638	619	597	241	235	252	88	97	100
Expected return on plan assets	(929)	(906)	(889)	(278)	(260)	(305)	(83)	(86)	(104)
Amortization of transition (asset) obligation	—	—	—	1	3	3	—	—	—
Amortization of prior service cost (benefit)	13	16	15	(4)	(4)	(2)	(94)	(81)	(97)
Amortization of net actuarial (gain) loss	221	99	58	84	42	38	85	66	64
Net periodic benefit cost (benefit)	$144	$11	$(27)	$149	$114	$106	$51	$47	$16
Settlements, curtailments, special termination benefits and other	—	26	7	(22)	25	3	—	—	—
Net periodic benefit cost (benefit) after settlements, curtailments, special termination benefits and other	$144	$37	$(20)	$127	$139	$109	$51	$47	$16
Other changes in plan assets and benefit obligations recognized in other comprehensive (income) loss
Transition (asset) obligation	$—	$—	$—	$(1)	$(2)	$(1)	$—	$—	$—
Amortization of transition (asset) obligation	—	—	—	(1)	(3)	(3)	—	—	—
Prior service cost (benefit)	—	—	9	(91)	19	(37)	69	(169)	(148)
Amortization of prior service cost (benefit)	(13)	(16)	(15)	4	4	2	94	81	97
Net actuarial (gain) loss	227	585	2,337	104	224	622	89	36	385
Amortization of net actuarial (gain) loss	(221)	(99)	(58)	(84)	(42)	(38)	(85)	(66)	(64)
Foreign currency	—	—	—	(19)	(101)	202	(1)	(1)	2
Total recognized in other comprehensive (income) loss	$(7)	$470	$2,273	$(88)	$99	$747	$166	$(119)	$272
Total recognized in net periodic benefit cost (benefit) and other comprehensive (income) loss	$137	$507	$2,253	$39	$238	$856	$217	$(72)	$288

The estimated amortization from accumulated other comprehensive income into net periodic benefit cost in 2011 follows:

Amounts expected to be amortized from accumulated other comprehensive income into net periodic benefit costs over next fiscal year

	Qualified and Non-qualified Pension Benefits		Postretirement
(Millions)	United States	International	Benefits
Amortization of transition (asset) obligation	$—	$(1)	$—
Amortization of prior service cost (benefit)	11	(13)	(72)
Amortization of net actuarial (gain) loss	334	112	103
Total amortization expected over the next fiscal year	$345	$98	$31

Other supplemental information for the years ended December 31 follows:

Weighted-average assumptions used to determine benefit obligations

	Qualified and Non-qualified Pension Benefits						Postretirement
	United States			International			Benefits
	2010	2009	2008	2010	2009	2008	2010	2009	2008

Discount rate	5.23%	5.77%	6.14%	5.04%	5.30%	5.53%	5.09%	5.62%	6.14%
Compensation rate increase	4.00%	4.30%	4.30%	3.59%	3.72%	3.50%	N/A	N/A	N/A

As noted above, effective January 1, 2010, the Company made modifications to its postretirement health plan to limit the amount of inflation it will cover to three percent per year; the remaining inflation will be passed on to plan participants. Also, in 2010 the Company announced that it will transition all current and future retirees to the savings account benefits-based plan announced in 2008. Therefore, the Company no longer has material exposure to health care cost inflation.

Weighted-average assumptions used to determine net cost for years ended

	Qualified and Non-qualified Pension Benefits						Postretirement
	United States			International			Benefits
	2010	2009	2008	2010	2009	2008	2010	2009	2008

Discount rate	5.77%	6.14%	6.00%	5.30%	5.53%	5.39%	5.62%	6.14%	6.00%
Expected return on assets	8.50%	8.50%	8.50%	6.90%	6.86%	7.19%	7.30%	7.24%	8.60%
Compensation rate increase	4.30%	4.30%	4.30%	3.72%	3.50%	3.82%	N/A	N/A	N/A

The Company determines the discount rate used to measure plan liabilities as of the December 31 measurement date for the U.S. pension and postretirement benefit plans, which is also the date used for the related annual measurement assumptions. The discount rate reflects the current rate at which the associated liabilities could be effectively settled at the end of the year. The Company sets its rate to reflect the yield of a portfolio of high quality, fixed-income debt instruments that would produce cash flows sufficient in timing and amount to settle projected future benefits. Using this methodology, the Company determined a discount rate of 5.23% for pension and 5.09% for postretirement benefits to be appropriate for its U.S. plans as of December 31, 2010, which is a decrease of 0.54 of a percentage point and 0.53 of a percentage point, respectively, from the rates used as of December 31, 2009. For the international pension and postretirement plans the discount rates also reflect the current rate at which the associated liabilities could be effectively settled at the end of the year. If the country has a deep market in corporate bonds the Company matches the expected cash flows from the plan either to a portfolio of bonds that generate sufficient cash flow or a notional yield curve generated from available bond information. In countries that do not have a deep market in corporate bonds, government bonds are considered with a risk premium to approximate corporate bond yields.

For the U.S. qualified pension plans, the Company’s assumption for the expected return on plan assets was 8.50% in 2010. Projected returns are based primarily on broad, publicly traded equity and fixed-income indices and forward-looking estimates of active portfolio and investment management. As of December 31, 2010, the Company’s 2011 expected long-term rate of return on U.S. plan assets is based on an asset allocation assumption of 37% global equities, with an expected long-term rate of return of 8.0%; 16% private equities, with an expected long-term rate of return of 12.0%; 26% fixed-income securities, with an expected long-term rate of return of 4.2%; 16% absolute return investments independent of traditional performance benchmarks, with an expected long term return of 6.0%; and 5% commodities, with an expected long-term rate of return of 5.8%. The Company expects additional positive return from active investment management. These assumptions result in an 8.50% expected rate of return on an annualized basis in 2011. The actual rate of return on plan assets in 2010 was 14.4%. In 2009 the plan earned a rate of return of 12.6% and in 2008 experienced a loss of 13.6%. The average annual actual return on the plan assets over the past 10 and 25 years has been 6.4% and 11.2%, respectively. Return on assets assumptions for international pension and other post-retirement benefit plans are calculated on a plan-by-plan basis using plan asset allocations and expected long-term rate of return assumptions.

During 2010, the Company contributed $556 million to its U.S. and international pension plans and $62 million to its postretirement plans. During 2009, the Company contributed $1.259 billion to its U.S. and international pension plans and $133 million to its postretirement plans. Of the 2009 contribution, $600 million was contributed in shares of the Company’s common stock to the Company’s principal U.S. qualified pension plan, which is considered a non-cash financing activity. In 2011, the Company expects to contribute an amount in the range of $400 million to $600 million to its U.S. and international retirement plans. The Company does not have a required minimum pension contribution obligation for its U.S. plans in 2011. Therefore, the amount of the anticipated discretionary contribution could vary significantly depending on the U.S. plans’ funded status and the anticipated tax deductibility of the contribution. Future contributions will also depend on market conditions, interest rates and other factors.

As noted above, effective January 1, 2010, the Company made modifications to its postretirement health plan to limit the amount of inflation it will cover to three percent per year; the remaining inflation will be passed on to plan participants.

Future Pension and Postretirement Benefit Payments

The following table provides the estimated pension and postretirement benefit payments that are payable from the plans to participants, and also provides the Medicare subsidy receipts expected to be received.

	Qualified and Non-qualified Pension Benefits		Postretirement	Medicare Subsidy
(Millions)	United States	International	Benefits	Receipts

2011 Benefit Payments	$697	$194	$130	$13
2012 Benefit Payments	716	204	133	14
2013 Benefit Payments	734	214	130	—
2014 Benefit Payments	754	224	139	—
2015 Benefit Payments	776	238	136	—
Following five years	4,208	1,378	751	—

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

During 2009, $600 million of 3M common stock was contributed to the principal U.S. qualified pension plan. All of the 3M shares contributed to the U.S. pension plan were sold before 2009 year end by an independent fiduciary to the plan. Normally, 3M does not buy or sell any of its own stock as a direct investment for its pension and other postretirement benefit funds. However, due to external investment management of the funds, the plans may indirectly buy, sell or hold 3M stock. The aggregate amount of the shares would not be considered to be material relative to the aggregate fund percentages.

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

The fair values of the assets held by the U.S. pension plans by asset class are as follows:

(Millions)	Fair Value At Dec. 31,	Fair Value Measurements Using Inputs Considered as
Asset Class	2010	Level 1	Level 2	Level 3
Equities
U.S. equities	$1,202	$1,190	$5	$7
Non-U.S. equities	1,244	1,244	—	—
EAFE index funds	684	—	684	—
Index funds	253	—	253	—
Long/short equity	499	—	—	499
Total Equities	$3,882	$2,434	$942	$506
Fixed Income
U.S. government securities	$1,035	$562	$473	$—
Non-U.S. government securities	289	—	289	—
Preferred and convertible securities	28	20	8	—
U.S. corporate bonds	1,042	168	874	—
Non-U.S. corporate bonds	205	—	205	—
Asset backed securities	16	—	16	—
Collateralized mortgage obligations	31	—	31	—
Private placements	279	—	135	144
Derivative instruments	(55)	(2)	(53)	—
Other	34	—	34	—
Total Fixed Income	$2,904	$748	$2,012	$144
Private Equity
Buyouts	$613	$—	$—	$613
Distressed debt	376	—	—	376
Growth equity	23	4	—	19
Mezzanine	93	—	—	93
Real estate	159	—	—	159
Secondary	165	—	—	165
Other	67	—	—	67
Venture capital	583	—	—	583
Total Private Equity	$2,079	$4	$—	$2,075
Absolute Return
Hedge funds and hedge fund of funds	$1,201	$—	$1,142	$59
Bank loan funds	564	—	—	564
Total Absolute Return	$1,765	$—	$1,142	$623
Commodities	$449	$—	$338	$111
Cash and Cash Equivalents	$644	$35	$609	$—
Total	$11,723	$3,221	$5,043	$3,459

Other items to reconcile to fair value of plan assets	$(148)
Fair value of plan assets	$11,575

(Millions)	Fair Value At Dec. 31,	Fair Value Measurements Using Inputs Considered as
Asset Class	2009	Level 1	Level 2	Level 3
Equities
U.S. equities	$1,215	$1,206	$6	$3
Non-U.S. equities	1,128	1,128	—	—
EAFE index funds	633	—	633	—
Other	7	6	—	1
Total Equities	$2,983	$2,340	$639	$4
Fixed Income
U.S. government securities	$891	$610	$281	$—
Non-U.S. government securities	165	—	165	—
Preferred and convertible securities	29	20	9	—
U.S. corporate bonds	1,222	147	1,059	16
Non-U.S. corporate bonds	175	—	175	—
Asset backed securities	20	—	20	—
Collateralized mortgage obligations	56	—	56	—
Private placements	253	—	120	133
Derivative instruments	(50)	6	(56)	—
Other	36	—	—	36
Total Fixed Income	$2,797	$783	$1,829	$185
Private Equity
Buyouts	$569	$—	$—	$569
Distressed debt	359	—	—	359
Growth equity	32	32	—	—
Mezzanine	102	—	—	102
Real estate	134	—	—	134
Secondary	147	—	—	147
Other	137	4	—	133
Venture capital	517	—	—	517
Total Private Equity	$1,997	$36	$—	$1,961
Absolute Return
Hedge funds and hedge fund of funds	$1,141	$—	$1,038	$103
Bank loan funds	625	—	—	625
Total Absolute Return	$1,766	$—	$1,038	$728
Commodities	$396	$—	$159	$237
Cash and Cash Equivalents	$696	$552	$144	$—
Total	$10,635	$3,711	$3,809	$3,115

Other items to reconcile to fair value of plan assets	$(142)

Fair value of plan assets	$10,493

Publicly traded equities are valued at the closing price reported in the active market in which the individual securities are traded. Index funds are valued at the net asset value (NAV) as determined by the custodian of the fund. The NAV is based on the fair value of the underlying assets owned by the fund, minus its liabilities then divided by the number of units outstanding. Private placement funds are valued using the most recent general partner statement of fair value, updated for any subsequent partnership interests’ cash flows or expected changes in fair value.

Fixed income includes derivative instruments such as credit default swaps, interest rate swaps and futures contracts that are used to help manage risks. U.S. government and government agency bonds and notes are valued at the closing price reported in the active market in which the individual security is traded. Corporate and other bonds and notes are valued at either the yields currently available on comparable securities of issuers with similar credit ratings or valued under a discounted cash flows approach that maximizes observable inputs, such as current yields of similar instruments, but includes adjustments for certain risks that may not be observable such as credit and liquidity risks. Swaps and derivative instruments are valued by the custodian using closing market swap curves and market derived inputs.

The private equity portfolio is a diversified mix of partnership interests including buyouts, distressed debt, growth equity, mezzanine, real estate and venture capital investments. Partnership interests are valued using the most recent general partner statement of fair value, updated for any subsequent partnership interests’ cash flows or expected changes in fair value.

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

The following table sets forth a summary of changes in the fair values of the U.S. pension plans’ level 3 assets for the year ended December 31, 2010:

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
(Millions)	Equities	Fixed Income	Private Equity	Absolute Return	Comm- odities	Total
Beginning balance at Jan. 1, 2010	$4	$185	$1,961	$728	$237	$3,115
Net transfers into / (out of) level 3	49	(37)	27	(49)	(140)	(150)
Purchases, sales, issuances and settlements, net	412	(34)	(55)	(201)	—	122
Realized gain/(loss)	—	1	133	4	—	138
Unrealized gains/(losses) relating to instruments still held at the reporting date	41	29	9	141	14	234
Ending balance at Dec. 31, 2010	$506	$144	$2,075	$623	$111	$3,459

The following table sets forth a summary of changes in the fair values of the U.S. pension plans’ level 3 assets for the year ended December 31, 2009:

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
(Millions)	Equities	Fixed Income	Private Equity	Absolute Return	Comm- odities	Total
Beginning balance at Jan. 1, 2009	$1	$122	$2,054	$1,548	$—	$3,725
Net transfers into / (out of) level 3	(106)	—	—	(1,043)	—	(1,149)
Purchases, sales, issuances and settlements, net	1	11	(241)	(162)	237	(154)
Realized gain/(loss)	—	1	(9)	(4)	—	(12)
Unrealized gains/(losses) relating to instruments still held at the reporting date	108	51	157	389	—	705
Ending balance at Dec. 31, 2009	$4	$185	$1,961	$728	$237	$3,115

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

Each plan has its own strategic asset allocation. The asset allocations are reviewed periodically and rebalanced when necessary.

The fair values of the assets held by the international pension plans by asset class are as follows:

(Millions)	Fair Value At Dec. 31,	Fair Value Measurements Using Inputs Considered as
Asset Class	2010	Level 1	Level 2	Level 3
Equities
Growth equities	$371	$300	$70	$1
Value equities	396	369	27	—
Core equities	1,007	549	361	97
Total Equities	$1,774	$1,218	$458	$98
Fixed Income
Domestic government debt	$656	$194	$455	$7
Foreign government debt	398	51	345	2
Corporate debt securities	707	139	555	13
Mortgage backed debt	14	—	14	—
Other debt obligations	14	—	2	12
Total Fixed Income	$1,789	$384	$1,371	$34
Private Equity
Private equity funds	$29	$—	$15	$14
Real estate	59	—	3	56
Total Private Equity	$88	$—	$18	$70
Absolute Return
Hedge funds	$130	$—	$130	$—
Insurance	344	—	—	344
Derivatives	50	—	50	—
Other	3	—	3	—
Total Absolute Return	$527	$—	$183	$344
Cash and Cash Equivalents	$242	$233	$9	$—
Total	$4,420	$1,835	$2,039	$546

Other items to reconcile to fair value of plan assets	$(65)

Fair value of plan assets	$4,355

(Millions)	Fair Value At Dec. 31,	Fair Value Measurements Using Inputs Considered as
Asset Class	2009	Level 1	Level 2	Level 3
Equities	$1,619	$1,330	$275	$14
Fixed Income
Domestic fixed income	$928	$283	$623	$22
Foreign fixed income	622	222	400	—
Total Fixed Income	$1,550	$505	$1,023	$22
Private Equity
Private equity funds	$8	—	$—	$8
Real estate	54	—	3	51
Total Private Equity	$62	—	$3	$59
Absolute Return
Insurance	$375	$—	$—	$375
Other	104	—	104	—
Total Absolute Return	$479	$—	$104	$375
Cash and Cash Equivalents	$208	$208	$—	$—
Total	$3,918	$2,043	$1,405	$470

Other items to reconcile to fair value of plan assets	$(21)

Fair value of plan assets	$3,897

Equities consist primarily of mandates in public equity securities managed to the Morgan Stanley Capital All Country World Index. Publicly traded equities are valued at the closing price reported in the active market in which the individual securities are traded. Domestic and foreign government, corporate debt, mortgage backed, other debt, hedge funds and private equity consists of both active and passive mandates. Derivative instruments consist of interest rate swaps that are used to help manage risks. Governments, corporate bonds and notes and mortgage backed securities are valued at either the closing price reported if traded on an active market or at yields currently available on comparable securities of issuers with similar credit ratings or valued under a discounted cash flows approach that maximizes observable inputs, such as current yields of similar instruments, but includes adjustments for certain risks that may not be observable such as credit and liquidity risks. Hedge funds are valued at the NAV as determined by the independent administrator or custodian of the fund.

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

The following table sets forth a summary of changes in the fair values of the international pension plans level 3 assets for the year ended December 31, 2010:

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
(Millions)	Equities	Fixed Income	Private Equity	Absolute Return	Total
Beginning balance at January 1, 2010	$14	$22	$59	$375	$470
Net transfers into / (out of) level 3	97	17	—	—	114
Foreign currency exchange	2	—	4	(18)	(12)
Purchases, sales, issuances and settlements, net	(15)	—	7	10	2
Realized gain/(loss)	(18)	—	(3)	—	(21)
Unrealized gains/(losses) relating to instruments still held at the reporting date	18	(5)	3	(23)	(7)
Ending balance at December 31, 2010	$98	$34	$70	$344	$546

The following table sets forth a summary of changes in the fair values of the international pension plans level 3 assets for the year ended December 31, 2009:

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
(Millions)	Equities	Fixed Income	Private Equity	Absolute Return	Total
Beginning balance at January 1, 2009	$23	$21	$53	$337	$434
Net transfers into / (out of) level 3	—	—	—	11	11
Foreign currency exchange	2	4	3	7	16
Purchases, sales, issuances and settlements, net	(7)	(2)	—	(10)	(19)
Realized gain/(loss)	—	—	—	—	—
Unrealized gains/(losses) relating to instruments still held at the reporting date	(4)	(1)	3	30	28
Ending balance at December 31, 2009	$14	$22	$59	$375	$470

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

The fair values of the assets held by the postretirement benefits plans by asset class are as follows:

(Millions)	Fair Value At Dec. 31,	Fair Value Measurements Using Inputs Considered as
Asset Class	2010	Level 1	Level 2	Level 3
Equities
U.S. equities	$392	$392	$—	$—
Non-U.S. equities	48	48	—	—
EAFE index funds	21	—	21	—
Index funds	45	—	45	—
Long/short equity	16	—	—	16
Total Equities	$522	$440	$66	$16
Fixed Income
U.S. government securities	$210	$50	$160	$—
Non-U.S. government securities	10	—	10	—
Preferred securities	1	1	—	—
U.S. corporate bonds	54	5	49	—
Non-U.S. corporate bonds	11	—	11	—
Asset backed securities	3	—	3	—
Collateralized mortgage obligations	7	—	7	—
Private placements	12	—	8	4
Derivative instruments	(2)	—	(2)	—
Other	2	—	2	—
Total Fixed Income	$308	$56	$248	$4
Private Equity
Buyouts	$57	$—	$—	$57
Distressed debt	18	—	—	18
Growth equity	1	—	—	1
Mezzanine	3	—	—	3
Real estate	5	—	—	5
Secondary	5	—	—	5
Other	43	—	—	43
Venture capital	94	—	—	94
Total Private Equity	$226	$—	$—	$226
Absolute Return
Hedge funds and hedge fund of funds	$38	$—	$36	$2
Bank loan funds	18	—	—	18
Total Absolute Return	$56	$—	$36	$20
Commodities	$14	$—	$11	$3
Cash and Cash Equivalents	$43	$1	$42	$—
Total	$1,169	$497	$403	$269

Other items to reconcile to fair value of plan assets	$(20)

Fair value of plan assets	$1,149

(Millions)	Fair Value At Dec. 31,	Fair Value Measurements Using Inputs Considered as
Asset Class	2009	Level 1	Level 2	Level 3
Equities
U.S. equities	$377	$377	$—	$—
Non-U.S. equities	39	39	—	—
EAFE index funds	19	—	19	—
Index funds	31	—	31	—
Total Equities	$466	$416	$50	$—
Fixed Income
U.S. government securities	$167	$45	$122	$—
Non-U.S. government securities	5	—	5	—
Preferred securities	1	1	—	—
U.S. corporate bonds	63	4	59	—
Non-U.S. corporate bonds	10	—	10	—
Asset backed securities	2	—	2	—
Collateralized mortgage obligations	7	—	7	—
Private placements	11	—	7	4
Derivative instruments	(2)	—	(2)	—
Other	2	—	—	2
Total Fixed Income	$266	$50	$210	$6
Private equity
Buyouts	$52	$—	$—	$52
Distressed debt	17	—	—	17
Growth equity	1	1	—	—
Mezzanine	3	—	—	3
Real estate	4	—	—	4
Secondary	5	—	—	5
Other	75	—	—	75
Venture capital	89	—	—	89
Total Private Equity	$246	$1	$—	$245
Absolute Return
Hedge funds and hedge fund of funds	$34	$—	$31	$3
Bank loan funds	19	—	—	19
Total Absolute Return	$53	$—	$31	$22
Commodities	$12	$—	$5	$7
Cash and Cash Equivalents	$48	$43	$5	$—
Total	$1,091	$510	$301	$280

Other items to reconcile to fair value of plan assets	$(16)

Fair value of plan assets	$1,075

Publicly traded equities are valued at the closing price reported in the active market in which the individual securities are traded. Index funds are valued at the NAV as determined by the custodian of the fund. The NAV is based on the fair value of the underlying assets owned by the fund, minus its liabilities then divided by the number of units outstanding. Private placement funds are valued using the most recent general partner statement of fair value, updated for any subsequent partnership interests’ cash flows or expected changes in fair value.

Fixed income includes derivative investments such as credit default swaps, interest rate swaps and futures contracts that are used to help manage risks. U.S. government and government agency bonds and notes are valued at the closing price reported in the active market in which the individual security is traded. Corporate and other bonds and notes are valued at either the yields currently available on comparable securities of issuers with similar credit ratings or valued under a discounted cash flows approach that maximizes observable inputs, such as current yields of similar instruments, but includes adjustments for certain risks that may not be observable such as credit and liquidity risks. Swaps and derivative instruments are valued by the custodian using market swap curves and market derived inputs.

The private equity portfolio is a diversified mix of partnership interests including buyouts, distressed debt, growth equity, mezzanine, real estate and venture capital investments. Partnership interests are valued using the most recent general partner statement of fair value, updated for any subsequent partnership interests’ cash flows or expected changes in fair value.

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

The following table sets forth a summary of changes in the fair values of the postretirement plans’ level 3 assets for the year ended December 31, 2010:

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
(Millions)	Equities	Fixed Income	Private Equity	Absolute Return	Comm- odities	Total
Beginning balance at Jan. 1, 2010	$—	$6	$245	$22	$7	$280
Net transfers into / (out of) level 3	2	(2)	—	(1)	(4)	(5)
Purchases, sales, issuances and settlements, net	13	(1)	(11)	(6)	—	(5)
Realized gain/(loss)	—	—	16	—	—	16
Unrealized gains/(losses) relating to instruments still held at the reporting date	1	1	(24)	5	—	(17)
Ending balance at Dec. 31, 2010	$16	$4	$226	$20	$3	$269

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

Cash Flow Hedging - Foreign Currency Forward and Option Contracts: The Company enters into foreign exchange forward and option contracts to hedge against the effect of exchange rate fluctuations on cash flows denominated in foreign currencies and certain intercompany financing transactions. These transactions are designated as cash flow hedges. The settlement or extension of these derivatives will result in reclassifications (from accumulated other comprehensive income) to earnings in the period during which the hedged transactions affect earnings. Generally, 3M dedesignates these cash flow hedge relationships in advance of the occurrence of the forecasted transaction. The portion of gains or losses on the derivative instrument previously accumulated in other comprehensive income for dedesignated hedges remains in accumulated other comprehensive income until the forecasted transaction occurs. Changes in the value of derivative instruments after dedesignation are recorded in earnings and are included in the Derivatives Not Designated as Hedging Instruments section below. Hedge ineffectiveness and the amount excluded from effectiveness testing recognized in income on cash flow hedges were not material for 2010, 2009 and 2008. The maximum length of time over which 3M hedges its exposure to the variability in future cash flows for a majority of the forecasted transactions is 12 months and, accordingly, at December 31, 2010, the majority of the Company’s open foreign exchange forward and option contracts had maturities of one year or less. The dollar equivalent gross notional amount of the Company’s foreign exchange forward and option contracts designated as cash flow hedges at December 31, 2010 was approximately $3.4 billion.

Cash Flow Hedging - Commodity Price Management: The Company manages commodity price risks through negotiated supply contracts, price protection agreements and forward physical contracts. The Company uses commodity price swaps relative to natural gas as cash flow hedges of forecasted transactions to manage price volatility. The related mark-to-market gain or loss on qualifying hedges is included in other comprehensive income to the extent effective, and reclassified into cost of sales in the period during which the hedged transaction affects earnings. Generally, the length of time over which 3M hedges its exposure to the variability in future cash flows for its forecasted natural gas transactions is 12 months. No significant commodity cash flow hedges were discontinued and hedge ineffectiveness was not material for 2010, 2009 and 2008. The dollar equivalent gross notional amount of the Company’s natural gas commodity price swaps designated as cash flow hedges at December 31, 2010 was $31 million.

The location in the consolidated statements of income and comprehensive income and amounts of gains and losses related to derivative instruments designated as cash flow hedges are provided in the following table. Reclassifications of amounts from accumulated other comprehensive income into income include accumulated gains (losses) on dedesignated hedges at the time earnings are impacted by the forecasted transaction.

Year ended December 31, 2010 (Millions)	Pretax Gain (Loss) Recognized in Other Comprehensive Income on Effective Portion of Derivative	Pretax Gain (Loss) Recognized in Income on Effective Portion of Derivative as a Result of Reclassification from Accumulated Other Comprehensive Income		Ineffective Portion of Gain (Loss) on Derivative and Amount Excluded from Effectiveness Testing Recognized in Income
Derivatives in Cash Flow Hedging Relationships	Amount	Location	Amount	Location	Amount
Foreign currency forward/option contracts	$(30)	Cost of sales	$(39)	Cost of sales	$—
Foreign currency forward contracts	34	Interest expense	33	Interest expense	—
Commodity price swap contracts	(13)	Cost of sales	(9)	Cost of sales	—
Total	$(9)		$(15)		$—

Year ended December 31, 2009 (Millions)	Pretax Gain (Loss) Recognized in Other Comprehensive Income on Effective Portion of Derivative	Pretax Gain (Loss) Recognized in Income on Effective Portion of Derivative as a Result of Reclassification from Accumulated Other Comprehensive Income		Ineffective Portion of Gain (Loss) on Derivative and Amount Excluded from Effectiveness Testing Recognized in Income
Derivatives in Cash Flow Hedging Relationships	Amount	Location	Amount	Location	Amount
Foreign currency forward/option contracts	$(58)	Cost of sales	$96	Cost of sales	$—
Foreign currency forward contracts	55	Interest expense	47	Interest expense	—
Commodity price swap contracts	(18)	Cost of sales	(34)	Cost of sales	—
Total	$(21)		$109		$—

As of December 31, 2010, the Company had a balance of $32 million associated with the after tax net unrealized loss associated with cash flow hedging instruments recorded in accumulated other comprehensive income. 3M expects to reclassify to earnings over the next 12 months a majority of this balance (with the impact offset by cash flows from underlying hedged items).

Fair Value Hedges:

For derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivatives as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings.

Fair Value Hedging - Interest Rate Swaps: The Company manages interest expense using a mix of fixed and floating rate debt. To help manage borrowing costs, the Company may enter into interest rate swaps. Under these arrangements, the Company agrees to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated by reference to an agreed-upon notional principal amount. The mark-to-market of these fair value hedges is recorded as gains or losses in interest expense and is offset by the gain or loss of the underlying debt instrument, which also is recorded in interest expense. These fair value hedges are highly effective and, thus, there is no impact on earnings due to hedge ineffectiveness. The dollar equivalent (based on inception date foreign currency exchange rates) gross notional amount of the Company’s interest rate swaps at December 31, 2010 was $1.1 billion.

At December 31, 2010, the Company had interest rate swaps designated as fair value hedges of underlying fixed rate obligations. In November 2006, the Company entered into a $400 million fixed-to-floating interest rate swap concurrent with the issuance of the three-year medium-term note due in 2009. In July 2007, in connection with the issuance of a seven-year Eurobond for an amount of 750 million Euros, the Company completed a fixed-to-floating interest rate swap on a notional amount of 400 million Euros as a fair value hedge of a portion of the fixed interest rate Eurobond obligation. In August 2010, the Company terminated 150 million Euros of the notional amount of this swap. As a result, a gain of 18 million Euros, recorded as part of the balance of the underlying debt, will be amortized over this debt’s remaining life. The Company also has two fixed-to-floating interest rate swaps with an aggregate notional amount of $800 million designated as fair value hedges of the fixed interest rate obligation under the existing $800 million, three-year, 4.50% notes issued in October 2008.

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

The location in the consolidated statements of income and amounts of gains and losses related to derivative instruments designated as fair value hedges and similar information relative to the hedged items are as follows:

Year ended December 31, 2010	Gain (Loss) on Derivative		Gain (Loss) on Hedged Item
(Millions)	Recognized in Income		Recognized in Income
Derivatives in Fair Value Hedging Relationships	Location	Amount	Location	Amount
Interest rate swap contracts	Interest expense	$(16)	Interest expense	$16
Total		$(16)		$16

Year ended December 31, 2009	Gain (Loss) on Derivative		Gain (Loss) on Hedged Item
(Millions)	Recognized in Income		Recognized in Income
Derivatives in Fair Value Hedging Relationships	Location	Amount	Location	Amount
Interest rate swap contracts	Interest expense	$16	Interest expense	$(16)
Total		$16		$(16)

Net Investment Hedges:

As circumstances warrant, the Company uses cross currency swaps, forwards and foreign currency denominated debt to hedge portions of the Company’s net investments in foreign operations. For hedges that meet the effectiveness requirements, the net gains or losses attributable to changes in spot exchange rates are recorded in cumulative translation within other comprehensive income. The remainder of the change in value of such instruments is recorded in earnings. Recognition in earnings of amounts previously recorded in cumulative translation is limited to circumstances such as complete or substantially complete liquidation of the net investment in the hedged foreign operation. At December 31, 2010, there were no cross currency swaps and foreign currency forward contracts designated as net investment hedges.

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

Year ended December 31, 2010 (Millions) Derivative and Nonderivative Instruments in	Pretax Gain (Loss) Recognized as Cumulative Translation within Other Comprehensive Income on Effective Portion of Instrument	Ineffective Portion of Gain (Loss) on Instrument and Amount Excluded from Effectiveness Testing Recognized in Income
Net Investment Hedging Relationships	Amount	Location	Amount
Foreign currency denominated debt	$111	N/A	$—
Total	$111		$—

Year ended December 31, 2009 (Millions) Derivative and Nonderivative Instruments in	Pretax Gain (Loss) Recognized as Cumulative Translation within Other Comprehensive Income on Effective Portion of Instrument	Ineffective Portion of Gain (Loss) on Instrument and Amount Excluded from Effectiveness Testing Recognized in Income
Net Investment Hedging Relationships	Amount	Location	Amount
Cross currency swap contracts	$(12)	Interest expense	$—
Foreign currency denominated debt	(27)	N/A	—
Total	$(39)		$—

Derivatives Not Designated as Hedging Instruments:

Derivatives not designated as hedging instruments include dedesignated foreign currency forward and option contracts that formerly were designated in cash flow hedging relationships (as referenced in the Cash Flow Hedges section above). In addition, 3M enters into foreign currency forward contracts and commodity price swaps to offset, in part, the impacts of certain intercompany activities (primarily associated with intercompany licensing arrangements) and fluctuations in costs associated with the use of certain precious metals, respectively. These derivative instruments are not designated in hedging relationships; therefore, fair value gains and losses on these contracts are recorded in earnings. The dollar equivalent gross notional amount of these forward, option and swap contracts not designated as hedging instruments totaled $883 million as of December 31, 2010. The Company does not hold or issue derivative financial instruments for trading purposes.

The location in the consolidated statements of income and amounts of gains and losses related to derivative instruments not designated as hedging instruments are as follows:

	Year ended December 31, 2010		Year ended December 31, 2009
	Gain (Loss) on Derivative		Gain (Loss) on Derivative
(Millions)	Recognized in Income		Recognized in Income
Derivatives Not Designated as Hedging Instruments	Location	Amount	Location	Amount
Foreign currency forward/option contracts	Cost of sales	$(24)	Cost of sales	$(41)
Foreign currency forward contracts	Interest expense	(19)	Interest expense	20
Commodity price swap contracts	Cost of sales	1	Cost of sales	1
Total		$(42)		$(20)

Location and Fair Value Amount of Derivative Instruments

The following table summarizes the fair value of 3M’s derivative instruments, excluding nonderivative instruments used as hedging instruments, and their location in the consolidated balance sheet.

December 31, 2010
(Millions)	Assets		Liabilities
Fair Value of Derivative Instruments	Location	Amount	Location	Amount

Derivatives designated as hedging instruments
Foreign currency forward/option contracts	Other current assets	$26	Other current liabilities	$48
Commodity price swap contracts	Other current assets	—	Other current liabilities	5
Interest rate swap contracts	Other assets	39	Other liabilities	—
Total derivatives designated as hedging instruments		$65		$53

Derivatives not designated as hedging instruments
Foreign currency forward/option contracts	Other current assets	$12	Other current liabilities	$34
Total derivatives not designated as hedging instruments		$12		$34

Total derivative instruments		$77		$87

December 31, 2009 (Millions)	Assets		Liabilities
Fair Value of Derivative Instruments	Location	Amount	Location	Amount

Derivatives designated as hedging instruments
Foreign currency forward/option contracts	Other current assets	$17	Other current liabilities	$41
Commodity price swap contracts	Other current assets	1	Other current liabilities	1
Interest rate swap contracts	Other assets	54	Other liabilities	—
Total derivatives designated as hedging instruments		$72		$42

Derivatives not designated as hedging instruments
Foreign currency forward/option contracts	Other current assets	$6	Other current liabilities	$52
Commodity price swap contracts	Other current assets	1	Other current liabilities	—
Total derivatives not designated as hedging instruments		$7		$52

Total derivative instruments		$79		$94

Additional information with respect to the fair value of derivative instruments is included in Note 13.

Currency Effects and Credit Risk

Currency Effects: 3M estimates that year-on-year currency effects, including hedging impacts, increased net income attributable to 3M by approximately $15 million in 2010 and decreased net income attributable to 3M by approximately $220 million in 2009. This estimate includes the effect of translating profits from local currencies into U.S. dollars; the impact of currency fluctuations on the transfer of goods between 3M operations in the United States and abroad; and transaction gains and losses, including derivative instruments designed to reduce foreign currency exchange rate risks and the negative impact of swapping Venezuelan bolivars into U.S. dollars. 3M estimates that year-on-year derivative and other transaction gains and losses decreased net income attributable to 3M by approximately $115 million in 2010 and had an immaterial impact in 2009.

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis:

For 3M, assets and liabilities that are measured at fair value on a recurring basis primarily relate to available-for-sale marketable securities, available-for-sale investments (included as part of investments in the Consolidated Balance Sheet) and certain derivative instruments. Derivatives include cash flow hedges, interest rate swaps and most net investment hedges. The information in the following paragraphs and tables primarily addresses matters relative to these financial assets and liabilities. Separately, there were no material fair value measurements with respect to nonfinancial assets or liabilities that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis for 2010 and 2009.

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

The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis.

	Fair Value
(Millions)	at Dec. 31,	Fair Value Measurements Using Inputs Considered as
Description	2010	Level 1	Level 2	Level 3
Assets:
Available-for-sale:
Marketable securities:
U.S. government agency securities	$309	$—	$309	$—
Foreign government agency securities	55	—	55	—
Corporate debt securities	472	—	472	—
Commercial paper	55	—	55	—
Asset-backed securities:
Automobile loan related	397	—	397	—
Credit card related	149	—	149	—
Equipment lease related	38	—	38	—
Other	8	—	8	—
U.S. treasury securities	99	99	—
U.S. municipal securities	23	—	23	—
Auction rate securities	7	—	—	7
Other securities	29	—	29	—
Investments	21	21	—	—
Derivative instruments — assets:
Foreign currency forward/option contracts	38	36	2	—
Interest rate swap contracts	39	—	39	—

Liabilities:
Derivative instruments — liabilities:
Foreign currency forward/option contracts	82	82	—	—
Commodity price swap contracts	5	5	—	—

(Millions)	Fair Value at Dec. 31,	Fair Value Measurements Using Inputs Considered as
Description	2009	Level 1	Level 2	Level 3
Assets:
Available-for-sale:
Marketable securities:
U.S. government agency securities	$491	$—	$491	$—
Corporate debt securities	266	—	266	—
Asset-backed securities:
Automobile loan related	515	—	515	—
Credit card related	107	—	107	—
Equipment lease related	70	—	70	—
Other	13	—	13	—
U.S. treasury securities	94	94	—	—
Auction rate securities	5	—	—	5
Other securities	8	—	8	—
Investments	11	11	—	—
Derivative instruments — assets:
Foreign currency forward/option contracts	23	22	1	—
Commodity price swap contracts	2	2	—	—
Interest rate swap contracts	54	—	54	—

Liabilities:
Derivative instruments — liabilities:
Foreign currency forward/option contracts	93	93	—	—
Commodity price swap contracts	1	1	—	—

The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3).

(Millions) Marketable securities — auction rate securities only	2010	2009	2008
Beginning balance	$5	$1	$16
Total gains or losses:
Included in earnings	—	—	(3)
Included in other comprehensive income	2	6	(12)
Purchases, issuances, and settlements	—	(2)	—
Transfers in and/or out of Level 3	—	—	—
Ending balance (December 31)	7	5	1

Additional losses included in earnings due to reclassifications from other comprehensive income for:
Securities sold during the period ended December 31	—	(2)	—
Securities still held at December 31	—	—	(6)

In addition, the plan assets of 3M’s pension and postretirement benefit plans are measured at fair value on a recurring basis (at least annually). Refer to Note 11.

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis:

Disclosures are required for certain assets and liabilities that are measured at fair value, but are recognized and disclosed at fair value on a nonrecurring basis in periods subsequent to initial recognition. During 2010 and 2009, such measurements of fair value related primarily to long-lived asset impairments in 2009.

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

There were no long-lived asset impairments for 2010. Long-lived asset impairments for 2009 included the portion of 2009 restructuring actions related to long-lived asset impairments as discussed in Note 4, with the complete carrying amount of such assets written off and included in operating income results. In addition to the restructuring activities, in June 2009 the Company recorded a $13 million impairment of certain long-lived assets associated with the UK passport production activity of 3M’s Security Systems Division (within the Safety, Security and Protection Services business segment). In June 2009, 3M was notified that the UK government decided to award the production of its passports to a competitor upon the expiration of 3M’s existing UK passport contracts in October 2010. Accordingly, 3M tested the long lived assets associated with the UK passport activity for recoverability which indicated that the asset grouping’s carrying amount exceeded the remaining expected cash flows. As a result, associated assets were written down to a fair value of $41 million in June 2009. 3M primarily uses a discounted cash flow model that uses inputs such as interest rates and cost of capital, to determine the fair value of such assets. 3M considers these level 3 inputs.

Year ended December 31, 2009		Fair Value Measurements Using
(Millions)		Quoted Prices in	Significant
Description	Fair value	Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Long-lived assets held and used	$41	$—	$—	$41	$(32)

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

	December 31, 2010		December 31, 2009
(Millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, excluding current portion	$4,183	$4,466	$5,097	$5,355

The fair values reflected above consider the terms of the related debt absent the impacts of derivative/hedging activity. The carrying amount of long-term debt referenced above is impacted by certain fixed-to-floating interest rate swaps that are designated as fair value hedges and by the designation of fixed rate Eurobond securities issued by the Company as hedging instruments of the Company’s net investment in its European subsidiaries. 3M’s fixed-rate bonds were trading at a premium at December 31, 2010 and 2009 due to the low interest rates and tightening of 3M’s credit spreads.

NOTE 14.  Commitments and Contingencies

Capital and Operating Leases:

Rental expense under operating leases was $262 million in 2010, $244 million in 2009 and $247 million in 2008. It is 3M’s practice to secure renewal rights for leases, thereby giving 3M the right, but not the obligation, to maintain a presence in a leased facility. 3M has two primary capital leases. First, 3M has a capital lease, which became effective in April 2003, that involves a building in the United Kingdom (with a lease term of 22 years). During the second quarter of 2003, 3M recorded a capital lease asset and obligation of approximately 33.5 million United Kingdom pounds (approximately $52 million at December 31, 2010 exchange rates). Second, during the fourth quarter of 2009, 3M recorded a capital lease asset and obligation of approximately $50 million related to an IT investment with an amortization period of seven years.

Minimum lease payments under capital and operating leases with non-cancelable terms in excess of one year as of December 31, 2010, were as follows:

(Millions)	Capital Leases	Operating Leases
2011	$17	$139
2012	18	104
2013	18	69
2014	17	41
2015	4	25
After 2015	37	64
Total	$111	$442
Less: Amounts representing interest	5
Present value of future minimum lease payments	106
Less: Current obligations under capital leases	12
Long-term obligations under capital leases	$94

Warranties/Guarantees:

3M’s accrued product warranty liabilities, recorded on the Consolidated Balance Sheet as part of current and long-term liabilities, are estimated at approximately $27 million as of December 31, 2010 and approximately $25 million as of December 31, 2009. 3M does not consider this amount to be material. The fair value of 3M guarantees of loans with third parties and other guarantee arrangements are not material.

Related Party Activity:

3M does not have any material related party activity that is not in the ordinary course of business.

Legal Proceedings:

The Company and some of its subsidiaries are involved in numerous claims and lawsuits, principally in the United States, and regulatory proceedings worldwide. These include various products liability (involving products that the Company now or formerly manufactured and sold), intellectual property, and commercial claims and lawsuits, including those brought under the antitrust laws, and environmental proceedings. Unless otherwise stated, the Company is vigorously defending all such litigation.

Process for Disclosure and Recording of Liabilities and Insurance Receivables Related to Legal Proceedings

Many lawsuits and claims involve highly complex issues relating to causation, scientific evidence, and whether there are actual damages and are otherwise subject to substantial uncertainties. Assessments of lawsuits and claims can involve a series of complex judgments about future events and can rely heavily on estimates and assumptions. The Company complies with the requirements of ASC Topic 450, Contingencies, and related guidance, and records liabilities for legal proceedings in those instances where it can reasonably estimate the amount of the loss and where liability is probable. Where the reasonable estimate of the probable loss is a range, the Company records the most likely estimate of the loss, or the low end of the range if there is no one best estimate. The Company either discloses the amount of a possible loss or range of loss in excess of established reserves if estimable, or states that such an estimate cannot be made. The Company discloses significant legal proceedings even where liability is not probable or the amount of the liability is not estimable, or both, if the Company believes there is at least a reasonable possibility that a loss may be incurred.

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

The following table shows the major categories of significant legal matters — respirator mask/asbestos litigation (including Aearo), environmental remediation and other environmental liabilities — for which the Company has been able to estimate its probable liability and for which the Company has taken reserves and the related insurance receivables:

At December 31 (Millions)	2010	2009	2008
Respirator mask/asbestos liabilities	126	138	140
Respirator mask/asbestos insurance receivables	122	143	193

Environmental remediation liabilities	24	31	31
Environmental remediation insurance receivables	15	15	15

Other environmental liabilities	90	117	137

The following sections first describe the significant legal proceedings in which the Company is involved, and then describe the liabilities and associated insurance receivables the Company has accrued relating to its significant legal proceedings.

Respirator Mask/Asbestos Litigation

As of December 31, 2010, the Company is a named defendant, with multiple co-defendants, in 854 lawsuits in various courts that purport to represent approximately 2,148 individual claimants, down from the approximately 2,510 individual claimants with actions pending at December 31, 2009.

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

The Company’s current volume of new and pending matters is substantially lower than its historical experience. The Company expects that filing of claims by unimpaired claimants in the future will continue to be at much lower levels than in the past. Accordingly, the number of claims alleging more serious injuries, including mesothelioma and other malignancies, while remaining relatively constant and consistent with historical experience, will represent a greater percentage of total claims than in the past. The Company has prevailed in all nine cases taken to trial, including seven of the eight cases tried to verdict (such trials occurred in 1999, 2000, 2001, 2003, 2004, and 2007), and an appellate reversal in 2005 of the 2001 jury verdict adverse to the Company. The ninth case, tried in 2009, was dismissed by the Court at the close of plaintiff’s evidence, based on the Court’s legal finding that the plaintiff had not presented sufficient evidence to support a jury verdict. This case is being appealed by the plaintiffs and briefing is underway.

The Company has demonstrated in these past trial proceedings that its respiratory protection products are effective as claimed when used in the intended manner and in the intended circumstances. Consequently the Company believes that claimants are unable to establish that their medical conditions, even if significant, are attributable to the Company’s respiratory protection products. Nonetheless the Company’s litigation experience indicates that claims of persons with malignant conditions are costlier to resolve than the claims of unimpaired persons, and it therefore believes the average cost of resolving pending and future claims on a per-claim basis will continue to be higher than it experienced in prior periods when the vast majority of claims were asserted by the unimpaired.

Plaintiffs have asserted specific dollar claims for damages in approximately 31% of the 854 lawsuits that were pending against the Company at the end of 2010 in all jurisdictions. A majority of states restrict or prohibit specifying damages in tort cases such as these, and most of the remaining jurisdictions do not require such specification. In those cases in which plaintiffs choose to assert specific dollar amounts in their complaints, brought in states that permit such pleading, the amounts claimed are typically not meaningful as an indicator of the Company’s potential liability. This is because (a) the amounts claimed typically bear no relation to the extent of the plaintiff’s injury, if any; (b) the complaints nearly always assert claims against multiple defendants with the typical complaint asserting claims against as few as a dozen different defendants to upwards of 275 different defendants, the damages alleged are not attributed to individual defendants, and a defendant’s share of liability may turn on the law of joint and several liability, which can vary by state, and by the amount of fault a jury allocates to each defendant if a case is ultimately tried before a jury; (c) many cases are filed against the Company even though the plaintiffs did not use any of the Company’s products and, ultimately, are withdrawn or dismissed without any payment; and (d) many cases are brought on behalf of plaintiffs who have not suffered any medical injury, and, ultimately, are resolved without any payment or a payment that is a small fraction of the damages initially claimed. Of the 261 pending cases in which purported damage amounts are specified in the complaints, 158 cases involve claims of $100,000 or less, (five (5) of which also allege punitive damages of $10 million); 98 cases involve claims between $100,000 and $3 million; three (3) cases involve claims of $10 million (two (2) of which also allege punitive damages of $10 million); one (1) case involves claims of $10 million to $50 million (which also alleges punitive damages of $15 million); and one (1) case involves claims of $50 million (which also alleges punitive damages of $50 million). Some complaints allege that the compensatory and punitive damages are at least the amounts specified. As previously stated, the Company’s experience and the other reasons cited indicate that the damage amounts specified in complaints are not a meaningful factor in any assessment of the Company’s potential liability.

As previously reported, the State of West Virginia, through its Attorney General, filed a complaint in 2003 against the Company and two other manufacturers of respiratory protection products in the Circuit Court of Lincoln County, West Virginia and amended it in 2005. The amended complaint seeks substantial, but unspecified, compensatory damages primarily for reimbursement of the costs allegedly incurred by the State for worker’s compensation and healthcare benefits provided to all workers with occupational pneumoconiosis and unspecified punitive damages. While the case has been inactive since the fourth quarter of 2007, the State of West Virginia has recently asked the Court to set a case management conference in the spring of 2011. No liability has been recorded for this matter because the Company believes that liability is not probable and estimable at this time. In addition, Company is not able to estimate a possible loss or range of loss given the minimal activity in this case and the fact that the complaint asserts claims against two other manufacturers where a defendant’s share of liability may turn on the law of joint and several liability and by the amount of fault a jury allocates to each defendant if a case is ultimately tried before a jury.

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

As a result of the costs of aggressively defending itself and the greater cost of resolving claims of persons with malignant conditions, the Company increased its reserves in 2010 for respirator mask/asbestos liabilities by $19 million, of which $5 million and $14 million were recorded in the third and fourth quarters of 2010, respectively. As of

December 31, 2010, the Company had reserves for respirator mask/asbestos liabilities of $94 million (excluding Aearo reserves). The Company can not estimate the amount or range of amounts by which the liability may exceed the reserve the Company has established because of the (i) inherent difficulty in projecting the number of claims that have not yet been asserted, particularly with respect to the Company’s respiratory products that themselves did not contain any harmful materials (which makes the various published studies that purport to project future asbestos claims substantially removed from the Company’s principal experience and which themselves vary widely), (ii) the complaints nearly always assert claims against multiple defendants where the damages alleged are typically not attributed to individual defendants so that a defendant’s share of liability may turn on the law of joint and several liability, which can vary by state, (iii) the multiple factors described above that the Company considers in estimating its liabilities, and (iv) the several possible developments described above that may occur that could affect the Company’s estimate of liabilities.

As of December 31, 2010, the Company’s receivable for insurance recoveries related to the respirator mask/asbestos litigation was $122 million. The Company increased its receivables for insurance recoveries by $4 million in 2010 related to this litigation of which $1 million and $3 million were recorded in the third and fourth quarters of 2010, respectively. As a result of settlements reached with its insurers, the Company was paid approximately $25 million in 2010 in connection with the respirator mask/asbestos litigation.

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

As previously reported, on January 5, 2007 the Company was served with a declaratory judgment action filed on behalf of two of its insurers (Continental Casualty and Continental Insurance Co. — both part of the Continental Casualty Group) disclaiming coverage for respirator mask/asbestos claims. These insurers represent approximately $14 million of the $122 million insurance recovery receivable referenced in the above table. The action, pending in the District Court in Ramsey County, Minnesota, seeks declaratory judgment regarding coverage provided by the policies and the allocation of covered costs among the policies issued by the various insurers. The action named, in addition to the Company, over 60 of the Company’s insurers. This action is similar in nature to an action filed in 1994 with respect to breast implant coverage, which ultimately resulted in the Minnesota Supreme Court’s ruling of 2003 that was largely in the Company’s favor. The plaintiff insurers have served an amended complaint that names some additional insurers and deletes others. A significant number of the insurer defendants named in the amended complaint have been dismissed because of settlements they have reached with 3M regarding the matters at issue in the lawsuit. Three additional insurers have recently been or are being added as parties to the case. The case remains in its early stages with a trial scheduled to begin in June, 2012.

Respirator Mask/Asbestos Litigation — Aearo Technologies

On April 1, 2008, a subsidiary of the Company purchased the stock of Aearo Holding Corp., the parent of Aearo Technologies (“Aearo”). Aearo manufactures and sells various products, including personal protection equipment, such as eye, ear, head, face, fall and certain respiratory protection products.

As of December 31, 2010, Aearo and/or other companies that previously owned and operated Aearo’s respirator business (American Optical Corporation, Warner-Lambert LLC, AO Corp. and Cabot Corporation (“Cabot”)) are named defendants, with multiple co-defendants, including the Company, in numerous lawsuits in various courts in which plaintiffs allege use of mask and respirator products and seek damages from Aearo and other defendants for alleged personal injury from workplace exposures to asbestos, silica-related, or other occupational dusts found in products manufactured by other defendants or generally in the workplace.

As of December 31, 2010, the Company, through its Aearo subsidiary, has recorded $32 million as the best estimate of the probable liabilities for product liabilities and defense costs related to current and future Aearo-related asbestos and silica-related claims. Responsibility for legal costs, as well as for settlements and judgments, is currently shared in an informal arrangement among Aearo, Cabot, American Optical Corporation and a subsidiary of Warner Lambert and their insurers (the “Payor Group”). Liability is allocated among the parties based on the number of years each company sold respiratory products under the “AO Safety” brand and/or owned the AO Safety Division of American Optical Corporation and the alleged years of exposure of the individual plaintiff. Aearo’s share of the contingent liability is further limited by an agreement entered into between Aearo and Cabot on July 11, 1995. This agreement provides that, so long as Aearo pays to Cabot an annual fee of $400,000, Cabot will retain responsibility and liability for, and indemnify Aearo against, asbestos and silica-related product liability claims for respirators manufactured prior to July 11, 1995.

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

Because of the inherent difficulty in projecting the number of claims that have not yet been asserted, the complexity of allocating responsibility for future claims among the Payor Group, and the several possible developments that may occur that could affect the estimate of Aearo’s liabilities, the Company can not estimate the amount or range of amounts by which Aearo’s liability may exceed the reserve the Company has established.

Environmental Matters and Litigation

The Company’s operations are subject to environmental laws and regulations including those pertaining to air emissions, wastewater discharges, toxic substances, and the handling and disposal of solid and hazardous wastes enforceable by national, state, and local authorities around the world, and private parties in the United States and abroad. These laws and regulations provide, under certain circumstances, a basis for the remediation of contamination, for restoration of or compensation for damages to natural resources, and for personal injury and property damage claims. The Company has incurred, and will continue to incur, costs and capital expenditures in complying with these laws and regulations, defending personal injury and property damage claims, and modifying its business operations in light of its environmental responsibilities. In its effort to satisfy its environmental responsibilities and comply with environmental laws and regulations, the Company has established, and periodically updates, policies relating to environmental standards of performance for its operations worldwide.

Under certain environmental laws, including the United States Comprehensive Environmental Response, Compensation and Liability Act of 1980 and similar state laws, the Company may be jointly and severally liable, typically with other companies, for the costs of remediation of environmental contamination at current or former facilities and at off-site locations. The Company has identified numerous locations, most of which are in the United States, at which it may have some liability. Please refer to the paragraph entitled “Environmental Liabilities and Insurance Receivables” that follows for information on the amount of the reserve.

Environmental Matters

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

In late 2008 and early 2009, the EPA implemented testing of private wells and soils at certain agricultural sites in Alabama where wastewater treatment sludge was applied from a local wastewater treatment plant that received wastewater from numerous industrial sources. In this same timeframe, the EPA also issued provisional health advisory values for drinking water for PFOA of 0.4 parts per billion (“ppb”) and PFOS of 0.2 ppb. The EPA currently believes that these levels are protective of drinking water supplies for a lifetime of consumption and is working with local industry, including 3M, to continue testing private wells in the area. EPA’s past testing of public drinking water supplies in Lawrence and Morgan Counties indicate that the levels of PFOA and PFOS are well below the provisional health advisories. 3M and other companies are completing the survey of properties near the sites where wastewater treatment sludge was applied to determine if any further private drinking water wells are present and will continue to monitor for another quarter those few wells that showed levels of PFOS or PFOA above detection levels but below the EPA’s provisional health advisory levels. In late 2010, four new wells were identified which will be tested according to the protocol agreed to with the EPA. If any private wells are found to exceed the EPA’s provisional health advisory levels, 3M and the other companies will provide alternative water supplies.

As previously reported, the Company entered into a voluntary remedial action agreement with the Alabama Department of Environmental Management (ADEM) to address the presence of PFCs in the soil on the Company’s manufacturing facility in Decatur, Alabama. For approximately twenty years, the Company incorporated wastewater treatment plant sludge containing PFCs in fields surrounding its Decatur facility pursuant to a permit issued by ADEM. After a review of the available options to address the presence of PFCs in the soil, ADEM agreed that the preferred remediation option is to use a multilayer cap over the former sludge incorporation areas on the manufacturing site with groundwater migration controls and treatment. Implementation of that option continued throughout 2010 and is expected to be completed in 2014.

The Company continues to work with the Minnesota Pollution Control Agency (MPCA) pursuant to the terms of the previously disclosed May 2007 Settlement Agreement and Consent Order to address the presence of perfluorinated compounds in the soil and groundwater at former disposal sites in Washington County, Minnesota (Oakdale and Woodbury) and at the Company’s manufacturing facility at Cottage Grove, Minnesota. Under this agreement, the Company’s principal obligations include (i) evaluating releases of perfluoronated compounds from these sites and proposing response actions; (ii) providing treatment or alternative drinking water upon identifying any exceeded level of a Health Based Value (“HBV”) or Health Risk Limit (“HRL”) (i.e., the amount of a chemical in drinking water determined by the Minnesota Department of Health to be safe for people to drink for a lifetime) for any perfluoronated compounds as a result of contamination from these sites; (iii) remediating any source of other PFCs at these sites that is not controlled by actions to remediate PFOA and PFOS; and (iv) sharing information with the MPCA about perfluoronated compounds. During 2008, the MPCA issued formal decisions adopting remedial options for the former disposal sites in Washington County Minnesota (Oakdale and Woodbury). In August 2009, the MPCA issued a formal decision adopting remedial options for the Company’s Cottage Grove manufacturing facility. During the spring and summer of 2010, 3M began implementing the remedial options at the Cottage Grove and Woodbury sites. 3M commenced the remedial option at the Oakdale site in late 2010. At each location the remedial options were among those recommended by the Company. Remediation work will continue at all three sites in 2011.

The Company cannot predict what additional regulatory actions arising from the foregoing proceedings and activities, if any, may be taken regarding such compounds or the consequences of any such actions.

In March 2010, the Wisconsin Department of Justice notified the Company that it is seeking $270,000 in penalties for alleged past violations of the Wisconsin Air Management regulations at the Company’s manufacturing facility in Prairie du Chien, Wisconsin. In July 2010, the Company and the State of Wisconsin reached a settlement of the matter by the Company paying a $150,000 penalty and agreeing to implement two environmental projects at its manufacturing facility.

Environmental Litigation

As previously reported, a former employee filed a purported class action lawsuit in 2002 in the Circuit Court of Morgan County, Alabama, involving perfluorooctanyl chemistry, seeking unstated damages alleging that the plaintiffs suffered fear, increased risk, subclinical injuries, and property damage from exposure to perfluorooctanyl chemistry at or near the Company’s Decatur, Alabama, manufacturing facility. The Circuit Court in 2005 granted the Company’s motion to dismiss the named plaintiff’s personal injury-related claims on the basis that such claims are barred by the exclusivity provisions of the state’s Workers Compensation Act. The plaintiffs’ counsel filed an amended complaint in November 2006, limiting the case to property damage claims on behalf of a purported class of residents and property owners in the vicinity of the Decatur plant. Also, in 2005, the judge in a second purported class action lawsuit (filed by three residents of Morgan County, Alabama, seeking unstated compensatory and punitive damages involving alleged damage to their property from emissions of perfluorooctanyl compounds from the Company’s Decatur, Alabama, manufacturing facility that formerly manufactured those compounds) granted the Company’s motion to abate the case, effectively putting the case on hold pending the resolution of class certification issues in the first action described above filed in the same court in 2002. Despite the stay, plaintiffs filed an amended complaint seeking damages for alleged personal injuries and property damage on behalf of the named plaintiffs and the members of a purported class. No further action in the case is expected unless and until the stay is lifted.

In February 2009, a resident of Franklin County, Alabama, filed a purported class action lawsuit in the Circuit Court of Franklin County seeking compensatory damages and injunctive relief based on the application by the Decatur wastewater treatment plant of wastewater treatment sludge to farmland and grasslands in the state that allegedly contain PFOA, PFOS and other perfluorochemicals. The named defendants in the case include 3M, Dyneon LLC, Daikin America, Inc., Synagro-WWT, Inc., Synagro South, LLC and Biological Processors of America. The named plaintiff seeks to represent a class of all persons within the State of Alabama, Inc. who have had PFOA, PFOS and other perfluorochemicals released or deposited on their property. In March 2010, the Alabama Supreme Court ordered the case transferred from Franklin County to Morgan County. In May, 2010, consistent with its handling of the other matters, the Morgan County Circuit Court abated this case, putting it on hold pending the pending the resolution of the class certification issues in the first case filed there.

In July 2009, the Emerald Coast Utilities Authority in Florida filed a lawsuit against the Company, E.I. DuPont de Nemours and Company, Solutia, Inc., and Fire Ram International, Inc. in the Escambia County Circuit Court alleging contamination of public drinking water wells from PFOA and PFOS and seeking to recover costs related to investigation, treatment, remediation and monitoring of alleged PFOA and PFOS contamination of its wells. The Company, joined by the other defendants, removed the lawsuit to the U. S. District Court for the Northern District of Florida. On November 19, 2009 the District Court denied the plaintiff’s motion to remand the case to state court, finding that plaintiff’s joinder of the only Florida defendant, Fire Ram International, Inc., was fraudulent. The District Court subsequently denied as not timely the plaintiff’s motion for leave to file an amended complaint. On April 29, 2010, the Company and the other defendants argued motions for summary judgment, seeking dismissal of the case on various legal grounds. On September 29, 2010, the Court granted these motions and dismissed the lawsuit. The plaintiff opted not to appeal.

In June 2009, the Company, along with more than 250 other companies, was served with a third-party complaint seeking contribution towards the cost of cleaning up a 17-mile stretch of the Passaic River in New Jersey. After commencing an enforcement action in 1990, the State of New Jersey filed suit against Maxus Energy, Tierra Solutions, Occidental Chemical and two other companies seeking cleanup and removal costs and other damages associated with the presence of dioxin and other hazardous substances in the sediment of the Passaic. The third-party complaint seeks to spread those costs among the third-party defendants, including the Company. Based on the cleanup remedy currently proposed by the EPA, the total costs at issue could easily exceed $1 billion. The Company’s recent involvement in the case appears to relate to its past disposal of industrial waste at two commercial waste disposal facilities in New Jersey. Whether, and to what extent, the Company may be required to contribute to the costs at issue in the case remains to be determined. The Company does not yet have a basis for estimating its potential exposure in this case, although the Company currently believes its allocable share, if any, is likely to be a fraction of one percent of the total costs.

On December 30, 2010, the State of Minnesota, by its Attorney General Lori Swanson, acting in its capacity as trustee of the natural resources of the State of Minnesota, filed a lawsuit in Hennepin County District Court against 3M to recover damages (including unspecified assessment costs and reasonable attorney’s fees) for alleged injury to, destruction of, and loss of use of certain of the State’s natural resources under several Minnesota Statutes (including the Minnesota Environmental Response and Liability Act (MERLA) and the Minnesota Water Pollution Control Act (MWPCA)), as well as statutory nuisance and under common law based on claims of trespass, nuisance, and negligence with respect to the presence of PFC’s in the groundwater, surface water, fish or other aquatic life and sediments. The State also seeks declarations under MERLA that 3M is responsible for all damages the State may suffer in the future for injuries to natural resources from releases of PFCs into the environment, and under MWPCA that 3M is responsible for compensation for future loss or destruction of fish, aquatic life and other damages. On January 14, 2011, the City of Lake Elmo intervened in the State of Minnesota lawsuit and seeks damages in excess of $50,000 and other legal and equitable relief, including reasonable attorneys’ fees, for alleged contamination of city property, wells, groundwater and water contained in the wells with PFCs under several theories, including common law and statutory nuisance, strict liability, trespass, negligence, and conversion.

The Company has not recorded any liabilities for the Company’s environmental litigation described in this section because the Company believes that liability is not probable and estimable at this time. Because of the limited activity in these cases, the Company is not able to estimate a possible loss or range of loss, with the exception of the Passaic River litigation, where the Company indicated that its potential exposure, if any, is likely to be a fraction of one percent of the total costs.

Environmental Liabilities and Insurance Receivables

As of December 31, 2010, the Company had recorded liabilities of $24 million for estimated “environmental remediation” costs based upon an evaluation of currently available facts with respect to each individual site and also recorded related insurance receivables of $15 million. The Company records liabilities for remediation costs on an undiscounted basis when they are probable and reasonably estimable, generally no later than the completion of feasibility studies or the Company’s commitment to a plan of action. Liabilities for estimated costs of environmental remediation, depending on the site, are based primarily upon internal or third-party environmental studies, and estimates as to the number, participation level and financial viability of any other potentially responsible parties, the extent of the contamination and the nature of required remedial actions. The Company adjusts recorded liabilities as further information develops or circumstances change. The Company expects that it will pay the amounts recorded over the periods of remediation for the applicable sites, currently ranging up to 20 years.

As of December 31, 2010, the Company had recorded liabilities of $90 million for “other environmental liabilities” based upon an evaluation of currently available facts to implement the Settlement Agreement and Consent Order with the MPCA, the remedial action agreement with ADEM, and to address trace amounts of perfluorinated compounds in drinking water sources in the City of Oakdale and Lake Elmo, Minnesota, as well as presence in the soil and groundwater at the Company’s manufacturing facilities in Decatur, Alabama, and Cottage Grove, Minnesota, and at two former disposal sites in Washington County, Minnesota (Oakdale and Woodbury). The Company expects that most of the spending will occur over the next five years.

It is difficult to estimate the cost of environmental compliance and remediation given the uncertainties regarding the interpretation and enforcement of applicable environmental laws and regulations, the extent of environmental contamination and the existence of alternative cleanup methods. Developments may occur that could affect the Company’s current assessment, including, but not limited to: (i) changes in the information available regarding the environmental impact of the Company’s operations and products; (ii) changes in environmental regulations, changes in permissible levels of specific compounds in drinking water sources, or changes in enforcement theories and policies, including efforts to recover natural resource damages; (iii) new and evolving analytical and remediation techniques; (iv) success in allocating liability to other potentially responsible parties; and (v) the financial viability of other potentially responsible parties and third-party indemnitors. For sites included in both “environmental remediation liabilities” and “other environmental liabilities,” at which remediation activity is largely complete and remaining activity relates primarily to operation and maintenance of the remedy, including required post-remediation monitoring, the Company believes the exposure to loss in excess of the amount accrued would not be material to the Company’s consolidated results of operations or financial condition. However, for locations at which remediation activity is largely on-going, the Company cannot estimate a possible loss or range of loss in excess of the associated established reserves for the reasons described above.

Employment Litigation

Whitaker Lawsuit:

As previously reported, in December, 2004, one current and one former employee of the Company filed a purported class action in the District Court of Ramsey County, Minnesota, seeking to represent a class of all current and certain former salaried employees employed by the Company in Minnesota below a certain salary grade who were age 46 or older at any time during the applicable period to be determined by the Court (the “Whitaker” lawsuit). The complaint alleges the plaintiffs suffered various forms of employment discrimination on the basis of age in violation of the Minnesota Human Rights Act and seeks injunctive relief, unspecified compensatory damages (which they seek to treble under the statute), including back and front pay, punitive damages (limited by statute to $8,500 per claimant) and attorneys’ fees. In January 2006, the plaintiffs filed a motion to join four additional named plaintiffs. This motion was unopposed by the Company and the four plaintiffs were joined in the case, although one plaintiff’s claim was dismissed following an individual settlement. A class certification hearing was held in December 2007. On April 11, 2008, the Court granted the plaintiffs’ motion to certify the case as a class action and defined the class as all persons who were 46 or older when employed by 3M in Minnesota in a salaried exempt position below a certain salary grade at any time on or after May 10, 2003, and who did not sign a document on their last day of employment purporting to release claims arising out of their employment with 3M. On April 28, 2009, the Minnesota Court of Appeals reversed the District Court’s class certification decision. The Court of Appeals found that the District Court had not required plaintiffs to meet the proper legal standards for certification of a class under Minnesota law and incorrectly had deferred resolving certain factual disputes that were relevant to the class certification requirements. The Court of Appeals remanded the case to the District Court for further proceedings in line with the evidentiary standards defined in its opinion. The trial court took expert testimony on the class certification issue on May 5-6, 2010 and held a hearing on the issue on August 25, 2010. A new decision on whether the case should proceed as a class action is pending.

Garcia Lawsuit

The Company was served on May 7, 2009 with a purported class action/collective action age discrimination lawsuit, which was filed in United States District Court for the Northern District of California, San Jose Division (the “Garcia lawsuit”). The case has since been transferred to the U.S. District Court for the District of Minnesota. The case is still in the initial phase of discovery.

In this case, five former and one current employee of the Company are seeking to represent all current and former salaried employees employed by the Company in the United States during the liability period, which plaintiffs define as 2001 to the present. In addition to the six named plaintiffs, there are presently 86 other current or former employees who have signed “opt-in” forms, seeking to join the action. This number has changed since the case was filed and is likely to change again as the case progresses. The Garcia lawsuit expressly excludes those persons encompassed within the proposed class in the Whitaker lawsuit. The same firm, joined by additional California counsel and local Minnesota counsel for the Garcia lawsuit, represents the plaintiffs in both cases.

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

EEOC Age-Discrimination Charges

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

In January 2011, 3M reached an agreement in principle with plaintiffs’ counsel to resolve the Whitaker and Garcia lawsuits. The tentative agreement is subject to required court procedures and preparation of the necessary documents and will be subject to court review and approval. 3M is currently in discussions with the Equal Employment Opportunity Commission to resolve related charges described above. If finalized and approved by the court, administration of the settlement agreements will take several months to complete. The amount of the proposed settlements is not material to the Company’s consolidated results of operations or financial condition.

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

Other Matters

Commercial Litigation

In September 2010, various parties, on behalf of a purported class of shareholders of Cogent, Inc. (“Cogent”), commenced three lawsuits against the Company, Cogent, and its directors in the Delaware Court of Chancery. Plaintiffs allege that 3M, in connection with its tender offer for Cogent shares, aided and abetted the breach of fiduciary duties by Cogent directors and seek an unspecified amount of damages. The three cases were consolidated, expedited discovery was conducted, and Plaintiffs’ motion for a preliminary injunction to enjoin the transaction was denied on October 1, 2010. On November 15, 2010, plaintiffs filed an amended complaint that added directors of Cogent, Inc. appointed by 3M, as named defendants, and asserted additional claims of breach of fiduciary duties in connection with the transaction and a subsequent offering period. The transaction closed on December 1, 2010. The Company is defending this matter vigorously.

In September 2010, various parties, again on behalf of a purported class of Cogent shareholders, commenced six lawsuits against the Company, Cogent and its directors in the Los Angeles Superior Court for the State of California that contained similar claims that 3M had aided and abetted the breach of fiduciary duties by Cogent directors. The parties have reached a resolution of these matters. A separate lawsuit was commenced in September 2010 by an individual, again on behalf of a purported class of Cogent shareholders, against Cogent and its directors in the United States District Court for the Central District of California that raised similar claims; plaintiff later filed an amended complaint that also named the Company. The plaintiff has voluntarily dismissed that lawsuit.

Separately, several purported holders of Cogent shares, representing a total of approximately 5.8 million shares, have asserted appraisal rights under Delaware law. The Company is defending this matter vigorously.

In October 2010, Avery Dennison filed a lawsuit against the Company in the United States District Court for the Central District of California, alleging that 3M monopolized or attempted to monopolize the markets for Type XI retroreflective sheeting and for broad high performance sheeting, both of which are used for highway signage, in violation of the Sherman Act, as well as other claims.  Avery alleges that 3M manipulated the standards setting process of ASTM International, a private standards setting organization responsible for creating standards for retroreflective sheeting, entered into illegal and anticompetitive contracts, and engaged in other anticompetitive acts including false advertising and disparagement. Avery's antitrust lawsuit follows a lawsuit that 3M filed earlier in 2010 against Avery in the United States District Court for the District of Minnesota claiming that Avery's OmniCube product infringes certain 3M patent rights. 3M’s motion to preliminarily enjoin the sales of Avery’s OmniCube retroreflective sheeting was denied in December 2010. 3M also filed suit in 2010 seeking a declaratory judgment that 3M’s Diamond Grade DG3 full cube retroreflective sheeting does not infringe two Avery patents. In February 2011, the United States District Judge for the Central District of California granted the Company’s motion to transfer Avery’s antitrust lawsuit to the District of Minnesota.

In December 2010, Meda AB filed a lawsuit in the Supreme Court of the State of New York, County of New York, alleging breach certain representations and warranties contained in the October 2006 acquisition agreement pursuant to which Meda AB acquired the Company’s European pharmaceutical business. The lawsuit seeks to recover an amount to be determined at trial, but not less than $200 million, in compensatory damages alleging that 3M failed to disclose, during the due diligence period, certain pricing arrangements between 3M’s French subsidiary and the French government agency that determines the eligible levels of reimbursement for prescription pharmaceuticals. As previously stated, the damage amounts specified in complaints are not a meaningful factor in any assessment of the Company’s potential liability. The Company believes it has a number of legal and factual defenses to this claim and will vigorously defend it.

No liability has been recorded for the Company’s commercial litigation described in this section because the Company believes that liability is not probable and estimable at this time and the Company is not able to estimate a possible loss or range of loss given the limited activity in these cases.

French Competition Authority Investigation

On December 4, 2008, the Company’s subsidiary in France (“3M France”) received a Statement of Objections from the French Competition Authority (“FCA”) alleging an abuse of a dominant position regarding the supply of retro-reflective films for vertical signing applications in France and participation in a concerted practice with the major French manufacturers of vertical signs. On December 22, 2010, the FCA issued a decision finding that there was insufficient evidence that 3M France participated in any such concerted practice. The FCA also found that 3M France from 2003 to 2005 abused a dominant position on the French market for retro-reflective films intended for the manufacturing of vertical signs through discriminatory rebates and characteristics of its accreditation system and fined 3M France 1.97 million Euros. While the Company disagrees with the FCA’s decision on abuse of a dominant position, the Company does not plan to appeal. The Company does not expect any additional litigation to arise from the FCA decision.

NOTE 15.  Employee Savings and Stock Ownership Plans

The Company sponsors employee savings plans under Section 401(k) of the Internal Revenue Code. These plans are offered to substantially all regular U.S. employees. Effective January 1, 2010, substantially all Company contributions are made in cash. During 2008 the Board of Directors approved various changes to the employee savings plans. For substantially all employees hired prior to January 1, 2009, employee 401(k) contributions of up to 6% of eligible compensation are matched at rates of 60% or 75%, depending on the plan the employee participated in. Employees hired on or after January 1, 2009 receive a cash match of 100% for employee 401(k) contributions of up to 6% of eligible compensation and also receive an employer retirement income account cash contribution of 3% of the participant’s total eligible compensation. All contributions are invested in a number of investment funds pursuant to their elections.

The Company maintained an Employee Stock Ownership Plan (ESOP) that was established in 1989 as a cost-effective way of funding the majority of the Company’s contributions under 401(k) employee savings plans. Total ESOP shares were considered to be shares outstanding for earnings per share calculations. The ESOP debt matured in 2009.

Dividends on shares held by the ESOP were paid to the ESOP trust and, together with Company contributions, were used by the ESOP to repay principal and interest on the outstanding ESOP debt. The tax benefit related to dividends paid on unallocated shares was charged directly to equity and totaled approximately $1 million in 2009 and $2 million in 2008. Over the life of the ESOP debt, shares were released for allocation to participants based on the ratio of the current year’s debt service to the remaining debt service prior to the current payment.

Until 2009, the ESOP was the primary funding source for the Company’s employee savings plans. As permitted by accounting standards relating to employers’ accounting for employee stock ownership plans, the debt of the ESOP was recorded as debt, and shares pledged as collateral were reported as unearned compensation in the Consolidated Balance Sheet and Consolidated Statement of Changes in Equity. Unearned compensation was reduced symmetrically as the ESOP made principal payments on the debt. Expenses related to the ESOP included total debt service on the notes, less dividends. The Company contributed treasury shares (accounted for at fair value) and cash (in 2010 and 2009) to employee savings plans to cover obligations not funded by the ESOP (reported as an employee benefit expense).

Employee Savings and Stock Ownership Plans

(Millions)	2010	2009	2008
Dividends on shares held by the ESOP	$—	$31	$33
Company contributions to the ESOP	—	16	14
Interest incurred on ESOP notes		1	3
Amounts reported as an employee benefit expense:
Expenses related to ESOP debt service	—	10	9
Expenses related to treasury shares	—	25	3
Expenses for Company contributions made in cash	97	6	—

ESOP Debt Shares

	2010	2009	2008
Allocated	—	14,473,474	14,240,026
Committed to be released	—	—	27,201
Unreleased	—	—	1,333,692

Various international countries participate in defined contribution plans. Expenses related to employer contributions to these plans were $36 million, $22 million and $23 million for 2010, 2009 and 2008, respectively.

NOTE 16.  Stock-Based Compensation

In May 2008, shareholders approved 35 million shares for issuance under the “3M 2008 Long-Term Incentive Plan”, which replaced and succeeded the 2005 Management Stock Ownership Program (MSOP), the 3M Performance Unit Plan, and the 1992 Directors Stock Ownership Program. In May 2010, shareholders approved an additional 29 million shares for issuance under the 2008 Plan, increasing the number of approved shares from 35 million to 64 million shares. Awards under this plan may be issued in the form of Incentive Stock Options, Nonqualified Stock Options, Progressive Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Other Stock Awards, and Performance Units and Performance Shares. Awards denominated in shares of common stock other than options and Stock Appreciation Rights, per the 2008 Plan, count against the 64 million share limit as 3.38 shares for every one share covered by such award (for full value awards with grant dates prior to May 11, 2010), or as 2.87 shares for every one share covered by such award (for full value awards with grant dates of May 11, 2010, or later). The remaining total shares available for grant under the 2008 Long Term Incentive Plan Program are 31,825,085 as of December 31, 2010.

The Company’s annual stock option and restricted stock unit grant is made in February to provide a strong and immediate link between the performance of individuals during the preceding year and the size of their annual stock compensation grants. The grant to eligible employees uses the closing stock price on the grant date. Stock options vest over a period from one to three years with the expiration date at 10 years from date of grant. Accounting rules require recognition of expense under a non-substantive vesting period approach, requiring compensation expense recognition when an employee is eligible to retire. Employees are considered eligible to retire at age 55 and after having completed five years of service. Approximately 25 to 30 percent of the stock-based compensation award expense dollars are for this retiree-eligible population; therefore, higher stock-based compensation expense is recognized in the first quarter. Beginning in 2007, the Company reduced the number of traditional stock options granted under the MSOP plan by reducing the number of employees eligible to receive annual grants and by shifting a portion of the annual grant away from traditional stock options primarily to restricted stock units. However, associated with the reduction in the number of eligible employees, the Company provided a one-time “buyout” grant in 2007 of restricted stock units to the impacted employees. 3M also has granted progressive (reload) options. These options are nonqualified stock options that were granted to certain participants under the 1997 or 2002 MSOP, but for which the reload feature was eliminated in 2005 (on a prospective basis only). Participants who had options granted prior to this effective date may still qualify to receive new progressive (reload) stock options.

In addition to the annual grants, the Company makes other minor grants of stock options, restricted stock units and other stock-based grants. The Company issues cash settled Restricted Stock Units and Stock Appreciation Rights in certain countries. These grants do not result in the issuance of Common Stock and are considered immaterial by the Company. There were approximately 13,524 participants with outstanding options, restricted stock, or restricted stock units at December 31, 2010.

Amounts recognized in the financial statements with respect to stock-based compensation programs, which include stock options, restricted stock, restricted stock units and the General Employees’ Stock Purchase Plan (GESPP), are provided in the following table. The income tax benefits shown in the table can fluctuate by period due to the amount of employee “disqualifying dispositions” related to Incentive Stock Options (ISOs). The Company last granted ISOs in 2002.

Stock-Based Compensation Expense

	Years ended December 31
(Millions)	2010	2009	2008
Cost of sales	$31	$38	$43
Selling, general and administrative expenses	209	144	122
Research, development and related expenses	34	35	37

Stock-based compensation expenses	$274	$217	$202

Income tax benefits	$(98)	$(62)	$(71)

Stock-based compensation expenses, net of tax	$176	$155	$131

The following table summarizes stock option activity during the twelve months ended December 31:

Stock Option Program

	2010		2009		2008
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Options	Price*	Options	Price*	Options	Price*
Under option —
January 1	74,268,165	$72.39	75,452,722	$71.96	74,613,051	$70.50
Granted:
Annual	5,788,313	78.79	6,649,672	53.93	5,239,660	77.22
Progressive (Reload)	188,105	88.67	68,189	77.37	78,371	79.53
Other	27,911	82.13	4,654	50.85	20,389	79.25
Exercised	(9,678,654)	59.11	(6,930,544)	49.83	(3,797,663)	49.38
Canceled	(258,796)	70.76	(976,528)	73.50	(701,086)	79.12
December 31	70,335,044	$74.80	74,268,165	$72.39	75,452,722	$71.96
Options exercisable December 31	58,201,617	$75.87	62,414,398	$73.73	63,282,408	$70.01

*                 Weighted average

Outstanding shares under option include grants from previous plans. For options outstanding at December 31, 2010, the weighted-average remaining contractual life was 56 months and the aggregate intrinsic value was $821 million. For options exercisable at December 31, 2010, the weighted-average remaining contractual life was 47 months and the aggregate intrinsic value was $619 million. As of December 31, 2010, there was $65 million of compensation expense that has yet to be recognized related to non-vested stock option-based awards. This expense is expected to be recognized over the remaining weighted-average vesting period of 1.7 years.

The total intrinsic values of stock options exercised during 2010, 2009 and 2008, respectively, was $263 million, $108 million and $107 million. Cash received from options exercised during 2010, 2009 and 2008, respectively, was $571 million, $345 million and $188 million. The Company’s actual tax benefits realized for the tax deductions related to the exercise of employee stock options for 2010, 2009 and 2008, respectively, was $93 million, $38 million and $34 million. Capitalized stock-based compensation amounts were not material for the twelve months ended 2010, 2009 and 2008.

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

Stock Option Assumptions

	Annual			Progressive (Reload)
	2010	2009	2008	2010	2009	2008
Exercise price	$78.72	$54.11	$77.22	$86.72	$77.83	$79.76
Risk-free interest rate	2.8%	2.2%	3.1%	0.6%	1.4%	4.3%
Dividend yield	2.5%	2.3%	2.0%	2.5%	2.0%	2.0%
Volatility	25.7%	30.3%	21.7%	33.2%	30.7%	18.7%
Expected life (months)	72	71	70	17	32	25
Black-Scholes fair value	$16.50	$13.00	$15.28	$12.01	$14.47	$12.00

Expected volatility is a statistical measure of the amount by which a stock price is expected to fluctuate during a period. For the 2010, 2009 and 2008 annual grant date, the Company estimated the expected volatility based upon the average of the most recent one year volatility, the median of the term of the expected life rolling volatility, the median of the most recent term of the expected life volatility of 3M stock, and the implied volatility on the grant date. The expected term assumption is based on the weighted average of historical grants.

The following table summarizes restricted stock and restricted stock unit activity during the twelve months ended December 31:

Restricted Stock and Restricted Stock Units

	2010		2009		2008
	Number of	Grant Date	Number of	Grant Date	Number of	Grant Date
	Awards	Fair Value*	Awards	Fair Value*	Awards	Fair Value*
Nonvested balance —
As of January 1	4,379,480	$68.85	2,957,538	$77.41	2,001,581	$77.63
Granted:
Annual	902,549	78.81	1,150,819	53.89	924,120	77.23
Performance shares	760,645	73.99	—	—	—	—
Other	527,823	79.56	522,581	54.82	188,473	73.16
Vested	(948,233)	79.12	(157,104)	73.26	(64,806)	68.72
Forfeited	(48,962)	69.57	(94,354)	69.57	(91,830)	77.76
As of December 31	5,573,302	$70.43	4,379,480	$68.85	2,957,538	$77.41

*                 Weighted average

As of December 31, 2010, there was $101 million of compensation expense that has yet to be recognized related to non-vested restricted stock and restricted stock units. This expense is expected to be recognized over the remaining weighted-average vesting period of 1.8 years. The total fair value of restricted stock and restricted stock units that vested during the twelve-month periods ended December 31, 2010, 2009 and 2008, respectively, was $75 million, $10 million and $4 million. The Company’s actual tax benefits realized for the tax deductions related to the vesting of restricted stock and restricted stock units was $20 million for 2010 and was not material for 2009 and 2008.

Restricted stock units granted under the “3M 2008 Long-Term Incentive Plan” generally vest three years following the grant date assuming continued employment. The one-time “buyout” restricted stock unit grant in 2007 vests at the end of five years. Restricted stock unit grants issued in 2008 and prior did not accrue dividends during the vesting period. Beginning in 2009, dividend equivalents equal to the dividends payable on the same number of shares of 3M common stock accrue on these restricted stock units during the vesting period, although no dividend equivalents are paid on any of these restricted stock units that are forfeited prior to the vesting date. Dividends are paid out in cash at the vest date on all vested restricted stock units. Since the rights to dividends are forfeitable, there is no impact on basic earnings per share calculations. Weighted average restricted stock unit shares outstanding are included in the computation of diluted earnings per share.

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

General Employees’ Stock Purchase Plan

	2010		2009		2008
		Exercise		Exercise		Exercise
	Shares	Price*	Shares	Price*	Shares	Price*
Options granted	1,325,579	$70.57	1,655,936	$50.58	1,624,775	$62.68
Options exercised	(1,325,579)	70.57	(1,655,936)	50.58	(1,624,775)	62.68
Shares available for grant — December 31	4,334,360		5,659,939		7,315,875

*                 Weighted average

The weighted-average fair value per option granted during 2010, 2009 and 2008 was $12.45, $8.93 and $11.06, respectively. The fair value of GESPP options was based on the 15% purchase price discount. The Company recognized compensation expense for GESSP options of $17 million in 2010, $15 million in 2009 and $18 million in 2008.

NOTE 17.  Business Segments

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
Industrial and Transportation

Tapes, coated and nonwoven abrasives, adhesives, specialty materials, filtration products, closure systems for personal hygiene products, acoustic systems products, automotive components, abrasion-resistant films, structural adhesives and paint finishing and detailing products, energy control products

Health Care	Medical and surgical supplies, skin health and infection prevention products, drug delivery systems, dental and orthodontic products, health information systems and food safety products
Display and Graphics

Optical films solutions for electronic displays, reflective sheeting for transportation safety, commercial graphics systems, and mobile interactive solutions, including mobile display technology, visual systems and computer privacy filters

Consumer and Office

Sponges, scouring pads, high-performance cloths, consumer and office tapes, repositionable notes, indexing systems, construction and home improvement products, home care products, protective material products, and consumer and office tapes and adhesives

Safety, Security and Protection Services

Personal protection products, safety and security products, commercial cleaning and protection products, floor matting, roofing granules for asphalt shingles, and Track and Trace products, such as library patron self-checkout systems (supply chain execution software solutions sold in June 2008)

Electro and Communications	Packaging and interconnection devices, insulating and splicing solutions for the electronics, telecommunications and electrical industries, and touch screens and touch monitors

Business Segment Information

	Net Sales			Operating Income
(Millions)	2010	2009	2008	2010	2009	2008
Industrial and Transportation	$8,581	$7,232	$8,294	$1,799	$1,259	$1,568
Health Care	4,521	4,294	4,303	1,364	1,350	1,175
Display and Graphics	3,884	3,132	3,268	946	590	583
Consumer and Office	3,853	3,471	3,578	840	748	683
Safety, Security and Protection Services	3,308	3,064	3,330	707	724	689
Electro and Communications	2,922	2,276	2,835	631	322	540
Corporate and Unallocated	9	12	22	(277)	(100)	59
Elimination of Dual Credit	(416)	(358)	(361)	(92)	(79)	(79)
Total Company	$26,662	$23,123	$25,269	$5,918	$4,814	$5,218

	Assets			Depreciation & Amortization			Capital Expenditures
(Millions)	2010	2009	2008	2010	2009	2008	2010	2009	2008
Industrial and Transportation	$6,813	$6,441	$6,373	$331	$333	$288	$343	$235	$355
Health Care	4,190	3,218	3,096	131	143	146	78	125	169
Display and Graphics	3,729	3,564	3,479	187	174	220	185	160	305
Consumer and Office	2,149	1,819	1,815	100	88	79	69	43	87
Safety, Security and Protection Services	3,995	3,206	3,127	168	169	147	130	93	107
Electro and Communications	2,135	2,067	2,186	96	102	127	98	60	143
Corporate and Unallocated	7,145	6,935	5,717	107	148	146	188	187	305
Total Company	$30,156	$27,250	$25,793	$1,120	$1,157	$1,153	$1,091	$903	$1,471

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

The most significant items impacting 2009 and 2008 results were restructuring actions and exit activities. Refer to Note 4 for discussion of restructuring actions and exit activities.

NOTE 18.  Geographic Areas

Geographic area information is used by the Company as a secondary performance measure to manage its businesses. Export sales and certain income and expense items are generally reported within the geographic area where the final sales to 3M customers are made.

	Net Sales			Operating Income			Property, Plant and Equipment - net
(Millions)	2010	2009	2008	2010	2009	2008	2010	2009
United States	$9,210	$8,509	$9,179	$1,636	$1,640	$1,578	$3,888	$3,809
Asia Pacific	8,259	6,120	6,423	2,400	1,528	1,662	1,605	1,366
Europe, Middle East and Africa	6,259	5,972	6,941	1,112	1,003	1,294	1,239	1,318
Latin America and Canada	2,950	2,516	2,723	797	631	693	547	507
Other Unallocated	(16)	6	3	(27)	12	(9)	—	—
Total Company	$26,662	$23,123	$25,269	$5,918	$4,814	$5,218	$7,279	$7,000

Restructuring and exit activities significantly impacted results by geographic area in 2009 and 2008. Refer to Note 4 for discussion of restructuring and exit activities.

Asia Pacific includes Japan net sales to customers of $2.464 billion in 2010, $1.979 billion in 2009 and $2.180 billion in 2008. Asia Pacific includes Japan net property, plant and equipment of $420 million in 2010 and $364 million in 2009.

NOTE 19.  Quarterly Data (Unaudited)

(Millions, except per-share amounts) 2010	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year 2010
Net sales	$6,348	$6,731	$6,874	$6,709	$26,662
Cost of sales	3,238	3,435	3,583	3,575	13,831
Net income attributable to 3M	930	1,121	1,106	928	4,085
Earnings per share attributable to 3M common shareholders — basic	1.31	1.57	1.55	1.30	5.72
Earnings per share attributable to 3M common shareholders — diluted	1.29	1.54	1.53	1.28	5.63

(Millions, except per-share amounts) 2009	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year 2009
Net sales	$5,089	$5,719	$6,193	$6,122	$23,123
Cost of sales	2,772	2,977	3,171	3,189	12,109
Net income attributable to 3M	518	783	957	935	3,193
Earnings per share attributable to 3M common shareholders — basic	0.75	1.12	1.36	1.32	4.56
Earnings per share attributable to 3M common shareholders — diluted	0.74	1.12	1.35	1.30	4.52

Gross profit is calculated as net sales minus cost of sales. In the first quarter of 2010, a charge resulting from the March 2010 enactment of the Patient Protection and Affordable Care Act, including modifications made in the Health Care and Education Reconciliation Act of 2010, decreased net income attributable to 3M by $84 million ($0.12 per diluted share impact on year 2010). In 2009, restructuring charges, partially offset by a gain on sale of real estate, decreased net income attributable to 3M by $119 million, or $0.17 per diluted share, with $45 million ($0.07 per diluted share) in the first quarter, $60 million ($0.08 per diluted share) in the second quarter and $14 million ($0.02 per diluted share) in the third quarter.

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

b. The Company’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on the assessment, management concluded that, as of December 31, 2010, the Company’s internal control over financial reporting is effective. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 excluded Cogent Inc., Arizant Inc. and Attenti Holdings S.A., which were all acquired by the Company in the fourth quarter of 2010 in purchase business combinations. Total assets and total net sales recorded by the Company related to these acquisitions, in the aggregate, represented less than 10 percent of consolidated total assets and less than 1 percent of consolidated net sales of the Company, respectively, as of and for the year ended December 31, 2010. Companies are allowed to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired company under guidelines established by the Securities and Exchange Commission. The Company’s internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.

c. There was no change in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

Pursuant to Section 1503 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”) which became effective August 20, 2010, the Company is required to disclose, in connection with the four mines it operates, certain safety information in its periodic reports filed with the SEC. During the year 2010, the Little Rock, Arkansas, mine received citations for three violations as defined under Section 1503 (a)(1)(A) of the Act, from the Mine Safety and Health Administration (the "Violations"). The Little Rock facility received proposed assessments of $4,224 which are reportable under Section 1503 (a)(1)(F) of the Act. The Corona, California mine received citations for seven Violations as defined, and had proposed assessments in the total amount of $38,789. The Wausau, Wisconsin mine received citations for eighteen Violations. The Wausau facility received proposed assessments in the total amount of $17,419 which are reportable under Section 1503 (a)(1)(F) of the Act. The Pittsboro, North Carolina, mine received no citation for any Violations as defined, but received a proposed assessment for other violations in the total amount of $400. During the year 2010, the Company did not receive any other citations or orders reportable under Section 1503(a)(1) or have other violations reportable thereunder, had no mining-related fatalities, received no written notices from the Mine Safety and Health Administration reportable under Section 1503(a)(2), and had no pending legal action before the Federal Mine Safety and Health Review Commission.

PART III

Documents Incorporated by Reference

In response to Part III, Items 10, 11, 12, 13 and 14, parts of the Company’s definitive proxy statement (to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year-end of December 31, 2010) for its annual meeting to be held on May 10, 2011, are incorporated by reference in this Form 10-K.

Item 10. Directors, Executive Officers and Corporate Governance.

The information relating to directors and nominees of 3M is set forth under the caption “Proposal No. 1 — Election of Directors” in 3M’s proxy statement for its annual meeting of stockholders to be held on May 10, 2011 (“3M Proxy Statement”) and is incorporated by reference herein. Information about executive officers is included in Item 1 of this Annual Report on Form 10-K. The information required by Items 405, 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is contained under the captions “Section 16(a) Beneficial Ownership Reporting Compliance”, “Governance of the Company — Director Nomination Process”, “Board and Committee Membership — Audit Committee” of the 3M Proxy Statement and such information is incorporated by reference herein.

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

Equity compensation plans information as of December 31, 2010 follows:

Equity Compensation Plans Information (1)

Plan Category	A Number of securities to be issued upon exercise of outstanding options, warrants and rights	B Weighted- average exercise price of outstanding options, warrants and rights	C Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A)
Equity compensation plans approved by security holders
Stock options	70,335,044	$74.80	—
Restricted stock units	5,549,080	—	—
Non-employee director deferred stock units	199,323	—	—
Total	76,083,447	$74.80	31,825,085
Employee stock purchase plan	—	—	4,334,360
Subtotal	76,083,447	$74.80	36,159,445
Equity compensation plans not approved by security holders	—	—	—
Total	76,083,447	$74.80	36,159,445

(1) In column B, the weighted-average exercise price is only applicable to stock options. In column C, the number of securities remaining available for future issuance for stock options, restricted stock units, and stock awards for non-employee directors is approved in total and not individually with respect to these items.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) (1) Financial Statements. The consolidated financial statements filed as part of this report are listed in the index to financial statements on page 41 as follows:

Page Number
Report of Independent Registered Public Accounting Firm	43

Consolidated Statement of Income for the years ended December 31, 2010, 2009 and 2008	44

Consolidated Balance Sheet at December 31, 2010 and 2009	45

Consolidated Statement of Changes in Equity and Comprehensive Income for the years ended December 31, 2010, 2009 and 2008	46-47

Consolidated Statement of Cash Flows for the years ended December 31, 2010, 2009 and 2008	48

Notes to Consolidated Financial Statements	49-116

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

(a) (3) Exhibits. The exhibits are either filed with this report or incorporated by reference into this report. Exhibit numbers 10.1 through 10.46 are management contracts or compensatory plans or arrangements. See (b) Exhibits, which follow.

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

(10.5)	Form of 3M 2010 Performance Share Award under the 3M 2008 Long-Term Incentive Plan is incorporated by reference from our Form 8-K dated March 4, 2010.
(10.6)	Form of Stock Option Agreement for U.S. Employees under 3M 2008 Long-Term Incentive Plan is incorporated by reference from our Form 10-K for the year ended December 31, 2008.
(10.7)	Form of Restricted Stock Unit Agreement for U.S. Employees under 3M 2008 Long-Term Incentive Plan is incorporated by reference from our Form 10-K for the year ended December 31, 2008.
(10.8)	Amendment of the 3M 2005 Management Stock Ownership Program and the 3M 2008 Long-term Incentive Plan — transfer of stock options to former spouses, is filed herewith.
(10.9)	3M 2005 Management Stock Ownership Program is incorporated by reference from our Proxy Statement for the 2005 Annual Meeting of Stockholders.
(10.10)	3M 2002 Management Stock Ownership Program is incorporated by reference from our Proxy Statement for the 2002 Annual Meeting of Stockholders.
(10.11)	3M 1997 Management Stock Ownership Program is incorporated by reference from our Proxy Statement for the 1997 Annual Meeting of Stockholders.
(10.12)	Amendments of 3M 1997, 2002 and 2005 Management Stock Ownership Programs are incorporated by reference from our Form 8-K dated November 14, 2008.
(10.13)	Form of award agreement for non-qualified stock options granted under the 2005 Management Stock Ownership Program, is incorporated by reference from our Form 8-K dated May 16, 2005.
(10.14)	Form of award agreement for non-qualified stock options granted under the 2002 Management Stock Ownership Program, is incorporated by reference from our Form 10-K for the year ended December 31, 2004.

(10.15)	3M 1997 General Employees’ Stock Purchase Plan, as amended through November 8, 2004, is incorporated by reference from our Form 10-K for the year ended December 31, 2004.
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

(10.31)	Description of changes to 3M Compensation Plan for Non-Employee Directors is incorporated by reference from our Form 8-K dated August 8, 2005.
(10.32)	3M Compensation Plan for Non-Employee Directors, as amended, through November 8, 2004, is incorporated by reference from our Form 10-K for the year ended December 31, 2004.
(10.33)	Amendment of 3M Compensation Plan for Non-Employee Directors is incorporated by reference from our Form 8-K dated November 14, 2008.
(10.34)	3M Executive Life Insurance Plan, as amended, is incorporated by reference from our Form 10-K for the year ended December 31, 2003.
(10.35)	Summary of Personal Financial Planning Services for 3M Executives is incorporated by reference from our Form 10-K for the year ended December 31, 2003.
(10.36)	3M policy on reimbursement of incentive payments is incorporated by reference from our Form 10-K for the year ended December 31, 2006.
(10.37)	Amended and Restated 3M Nonqualified Pension Plan I is incorporated by reference from our Form 8-K dated December 23, 2008.
(10.38)	Amended and Restated 3M Nonqualified Pension Plan II is incorporated by reference from our Form 8-K dated December 23, 2008.
(10.39)	3M Nonqualified Pension Plan III is incorporated by reference from our Form 8-K dated November 14, 2008.
(10.40)	Employment agreement dated as of December 6, 2005, between 3M and George W. Buckley is incorporated by reference from our Form 8-K dated December 9, 2005.
(10.41)	Amendment, dated August 14, 2006, to employment agreement between 3M and George W. Buckley is incorporated by reference from our Form 10-Q for the quarter ended September 30, 2006.
(10.42)	Amendment to Employment Agreement between 3M and George W. Buckley is incorporated by reference from our Form 8-K dated December 17, 2008.
(10.43)	Employment agreement dated as of January 23, 2002, between 3M and Patrick D. Campbell is incorporated by reference from our Form 10-K for the year ended December 31, 2001.

(10.44)	Amendment to Employment Agreement between 3M and Patrick D. Campbell is incorporated by reference from our Form 8-K dated November 18, 2008.
(10.45)	Appointment and Compensatory arrangements between 3M and David W. Meline are incorporated by reference from our Form 8-K dated July 23, 2008.
(10.46)	Policy on Reimbursement of Incentive Compensation (effective May 11, 2010) is incorporated by reference from our Form 10-Q dated August 4, 2010.
(10.47)	Five-year credit agreement as of April 30, 2007, is incorporated by reference from our Form 8-K dated May 3, 2007.
(10.48)

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
(101)

The following financial information from 3M Company’s Annual Report on Form 10-K for the period ended December 31, 2010, filed with the SEC on February 16, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statement of Income for the years ended December 31, 2010, 2009 and 2008, (ii) the Consolidated Balance Sheet as of December 31, 2010 and 2009, (iii) the Consolidated Statement of Changes in Equity and Comprehensive Income for the years ended December 31, 2010, 2009 and 2008, (iv) the Consolidated Statement of Cash Flows for the years ended December 31, 2010, 2009, and 2008, and (v) Notes to Consolidated Financial Statements.*

*Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

3M COMPANY

By	/s/ Patrick D. Campbell
Patrick D. Campbell,
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)
February 16, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 16, 2011.

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