Form 10-Q
period 2011-03-31
3M CO
filed 2011-05-05
CIK 66740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2011
Common Stock, $0.01 par value per share	710,577,360 shares

This document (excluding exhibits) contains 63 pages.

The table of contents is set forth on page 2.

The exhibit index begins on page 60.

3M COMPANY

Form 10-Q for the Quarterly Period Ended March 31, 2011

3M COMPANY

FORM 10-Q

For the Quarterly Period Ended March 31, 2011

PART I.  Financial Information

Item 1.  Financial Statements.

3M Company and Subsidiaries
Consolidated Statement of Income

(Unaudited)

	Three months ended March 31,
(Millions, except per share amounts)	2011	2010
Net sales	$7,311	$6,348
Operating expenses
Cost of sales	3,802	3,238
Selling, general and administrative expenses	1,533	1,323
Research, development and related expenses	398	342
Total operating expenses	5,733	4,903
Operating income	1,578	1,445

Interest expense and income
Interest expense	43	48
Interest income	(10)	(6)
Total interest expense (income)	33	42

Income before income taxes	1,545	1,403
Provision for income taxes	442	448
Net income including noncontrolling interest	$1,103	$955

Less: Net income attributable to noncontrolling interest	22	25

Net income attributable to 3M	$1,081	$930

Weighted average 3M common shares outstanding — basic	711.5	711.8
Earnings per share attributable to 3M common shareholders — basic	$1.52	$1.31

Weighted average 3M common shares outstanding — diluted	726.4	723.5
Earnings per share attributable to 3M common shareholders — diluted	$1.49	$1.29

Cash dividends paid per 3M common share	$0.55	$0.525

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries
Consolidated Balance Sheet

(Unaudited)

(Dollars in millions, except per share amount)	Mar. 31, 2011	Dec. 31, 2010
Assets
Current assets
Cash and cash equivalents	$2,747	$3,377
Marketable securities — current	1,285	1,101
Accounts receivable — net	4,209	3,615
Inventories
Finished goods	1,639	1,476
Work in process	1,033	950
Raw materials and supplies	817	729
Total inventories	3,489	3,155
Other current assets	915	967
Total current assets	12,645	12,215

Marketable securities — non-current	360	540
Investments	160	146
Property, plant and equipment	20,785	20,253
Less: Accumulated depreciation	(13,282)	(12,974)
Property, plant and equipment — net	7,503	7,279
Goodwill	7,121	6,820
Intangible assets — net	2,004	1,820
Prepaid pension benefits	78	74
Other assets	1,258	1,262
Total assets	$31,129	$30,156

Liabilities
Current liabilities
Short-term borrowings and current portion of long-term debt	$1,133	$1,269
Accounts payable	1,815	1,662
Accrued payroll	479	778
Accrued income taxes	393	358
Other current liabilities	2,080	2,022
Total current liabilities	5,900	6,089

Long-term debt	4,486	4,183
Pension and postretirement benefits	1,964	2,013
Other liabilities	1,892	1,854
Total liabilities	$14,242	$14,139

Commitments and contingencies (Note 11)

Equity
3M Company shareholders’ equity:
Common stock par value, $.01 par value, 944,033,056 shares issued	$9	$9
Additional paid-in capital	3,599	3,468
Retained earnings	26,521	25,995
Treasury stock, at cost: 233,455,696 shares at Mar. 31, 2011; 232,055,448 shares at Dec. 31, 2010	(10,398)	(10,266)
Accumulated other comprehensive income (loss)	(3,237)	(3,543)
Total 3M Company shareholders’ equity	16,494	15,663
Noncontrolling interest	393	354
Total equity	$16,887	$16,017

Total liabilities and equity	$31,129	$30,156

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries
Consolidated Statement of Cash Flows

(Unaudited)

	Three months ended March 31,
(Millions)	2011	2010
Cash Flows from Operating Activities
Net income including noncontrolling interest	$1,103	$955
Adjustments to reconcile net income including noncontrolling interest to net cash provided by operating activities
Depreciation and amortization	289	287
Company pension and postretirement contributions	(61)	(82)
Company pension and postretirement expense	135	88
Stock-based compensation expense	116	112
Deferred income taxes	3	26
Excess tax benefits from stock-based compensation	(15)	(12)
Changes in assets and liabilities
Accounts receivable	(469)	(356)
Inventories	(180)	(190)
Accounts payable	80	145
Accrued income taxes (current and long-term)	137	317
Product and other insurance receivables and claims	(39)	(25)
Other — net	(366)	(183)
Net cash provided by operating activities	733	1,082

Cash Flows from Investing Activities
Purchases of property, plant and equipment (PP&E)	(231)	(157)
Proceeds from sale of PP&E and other assets	2	3
Acquisitions, net of cash acquired	(471)	(17)
Purchases of marketable securities and investments	(757)	(1,410)
Proceeds from sale of marketable securities and investments	363	222
Proceeds from maturities of marketable securities	376	435
Other investing	(39)	(63)
Net cash used in investing activities	(757)	(987)

Cash Flows from Financing Activities
Change in short-term debt — net	12	(27)
Repayment of debt (maturities greater than 90 days)	(104)	(20)
Proceeds from debt (maturities greater than 90 days)	107	9
Purchases of treasury stock	(680)	(20)
Reissuances of treasury stock	378	151
Dividends paid to shareholders	(392)	(374)
Excess tax benefits from stock-based compensation	15	12
Other — net	—	(6)
Net cash used in financing activities	(664)	(275)

Effect of exchange rate changes on cash and cash equivalents	58	(12)

Net increase (decrease) in cash and cash equivalents	(630)	(192)
Cash and cash equivalents at beginning of year	3,377	3,040
Cash and cash equivalents at end of period	$2,747	$2,848

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

This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and notes included in its 2010 Annual Report on Form 10-K. However, as described in Note 13, during the first quarter of 2011, the Company made certain product moves between its business segments in its continuing effort to drive growth by aligning businesses around markets and customers. The Company has begun to report comparative results under the new business segment structure with the filing of this Quarterly Report on Form 10-Q. In the second quarter of 2011, the Company plans to revise its business segment disclosures in its 2010 Annual Report on Form 10-K via a Form 8-K to reflect these impacts.

Earnings Per Share

The difference in the weighted average 3M shares outstanding for calculating basic and diluted earnings per share attributable to 3M common shareholders is a result of the dilution associated with the Company’s stock-based compensation plans. Certain options outstanding under these stock-based compensation plans were not included in the computation of diluted earnings per share attributable to 3M common shareholders because they would not have had a dilutive effect (3.6 million average options for the three months ended March 31, 2011 and 30.2 million average options for the three months ended March 31, 2010). The conditions for conversion related to the Company’s “Convertible Notes” were not met (refer to 3M’s 2010 Annual Report on Form 10-K, Note 10 to the Consolidated Financial Statements, for more detail). If the conditions for conversion are met, 3M may choose to pay in cash and/or common stock; however, if this occurs, the Company has the intent and ability to settle this debt security in cash. Accordingly, there was no impact on diluted earnings per share attributable to 3M common shareholders. The computations for basic and diluted earnings per share follow:

Earnings Per Share Computations

	Three months ended March 31,
(Amounts in millions, except per share amounts)	2011	2010
Numerator:
Net income attributable to 3M	$1,081	$930

Denominator:
Denominator for weighted average 3M common shares outstanding — basic	711.5	711.8

Dilution associated with the Company’s stock-based compensation plans	14.9	11.7

Denominator for weighted average 3M common shares outstanding — diluted	726.4	723.5

Earnings per share attributable to 3M common shareholders — basic	$1.52	$1.31
Earnings per share attributable to 3M common shareholders — diluted	1.49	1.29

New Accounting Pronouncements

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force, that provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. As a result of these amendments, multiple-deliverable revenue arrangements are separated in more circumstances than under pre-existing U.S. GAAP. The ASU does this by establishing a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable is based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. A vendor is required to determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. This ASU also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the overall arrangement proportionally to each deliverable based on its relative selling price. Expanded disclosures of qualitative and quantitative information regarding application of the multiple-deliverable revenue arrangement guidance are also required under the ASU. The ASU does not apply to arrangements for which industry specific allocation and measurement guidance exists, such as long-term construction contracts and software transactions. For 3M, ASU No. 2009-13 was effective beginning January 1, 2011. 3M elected to adopt the provisions of this standard prospectively to new or materially modified arrangements beginning on the effective date. The adoption of this standard did not have a material impact on 3M’s consolidated results of operations or financial condition.

In October 2009, the FASB issued ASU No. 2009-14, Certain Revenue Arrangements That Include Software Elements—a consensus of the FASB Emerging Issues Task Force, that reduces the types of transactions that fall within the scope of software revenue recognition guidance. Pre-existing software revenue recognition guidance required that its provisions be applied to an entire arrangement when the sale of any products or services containing or utilizing software when the software was considered more than incidental to the product or service. As a result of the amendments included in ASU No. 2009-14, many tangible products and services that rely on software are accounted for under the multiple-element arrangements revenue recognition guidance rather than under the software revenue recognition guidance. Under the ASU, the following components are excluded from the scope of software revenue recognition guidance:  the tangible element of the product, software products bundled with tangible products where the software components and non-software components function together to deliver the product’s essential functionality, and undelivered components that relate to software that is essential to the tangible product’s functionality. The ASU also provides guidance on how to allocate transaction consideration when an arrangement contains both deliverables within the scope of software revenue guidance (software deliverables) and deliverables not within the scope of that guidance (non-software deliverables). For 3M, ASU No. 2009-14 was effective beginning January 1, 2011. 3M elected to adopt the provisions of this standard prospectively to new or materially modified arrangements beginning on the effective date. The adoption of this standard did not have a material impact on 3M’s consolidated results of operations or financial condition.

In January 2010, the FASB issued ASU No. 2010-6, Improving Disclosures About Fair Value Measurements, that amends pre-existing disclosure requirements under ASC 820 by adding required disclosures about items transferring into and out of levels 1 and 2 in the fair value hierarchy; adding separate disclosures about purchases, sales, issuances, and settlements relative to level 3 measurements; and clarifying, among other things, the pre-existing fair value disclosures about the level of disaggregation. For 3M, this ASU was effective for the first quarter of 2010, except for the requirement to provide level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which was effective beginning the first quarter of 2011. Since this standard impacts disclosure requirements only, its adoption did not have a material impact on 3M’s consolidated results of operations or financial condition.

In April 2010, the FASB issued ASU No. 2010-17, Milestone Method of Revenue Recognition—a consensus of the FASB Emerging Issues Task Force that recognizes the milestone method as an acceptable revenue recognition method for substantive milestones in research or development arrangements. This standard requires its provisions be met in order for an entity to recognize consideration that is contingent upon achievement of a substantive milestone as revenue in its entirety in the period in which the milestone is achieved. In addition, this ASU requires disclosure of certain information with respect to arrangements that contain milestones. For 3M, this standard was effective prospectively beginning January 1, 2011. The adoption of this standard did not have a material impact on 3M’s consolidated results of operations or financial condition.

NOTE 2.  Acquisitions

3M makes acquisitions of certain businesses from time to time that the Company feels align with its strategic intent with respect to, among other factors, growth markets and adjacent product lines or technologies.

The impact on the consolidated balance sheet of the purchase price allocations related to acquisitions, including adjustments relative to other acquisitions within the allocation period, follows. Adjustments to previous acquisitions were not material and primarily related to changes in the preliminary allocations of purchase price of businesses acquired in the fourth quarter of 2010. The allocation of purchase price related to acquisitions in the first quarter of 2011, primarily Winterthur Technologie AG (Winterthur), is considered preliminary, largely with respect to certain acquired intangible assets and tax-related assets and liabilities.

	First Quarter 2011 Acquisition Activity
(Millions) Asset (Liability)	Winterthur Technologie AG	Other Acquisitions	Total
Accounts receivable	$43	$37	$80
Inventory	76	25	101
Other current assets	6	4	10
Property, plant, and equipment	74	75	149
Purchased finite-lived intangible assets	185	28	213
Purchased goodwill	145	45	190
Accounts payable and other liabilities, net of other assets	(69)	(31)	(100)
Interest bearing debt	(79)	(2)	(81)
Deferred tax asset/(liability)	(20)	(5)	(25)

Net assets acquired	$361	$176	$537
Noncontrolling interest	(56)	—	(56)
Net assets acquired excluding noncontrolling interest	$305	$176	$481

Supplemental information:
Cash paid	$327	$179	$506
Less: Cash acquired	32	3	35
Cash paid, net of cash acquired	$295	$176	$471
Non-cash	10	—	10
Net assets acquired excluding noncontrolling interest	$305	$176	$481

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

During the three months ended March 31, 2011, 3M completed four business combinations. The purchase price paid for these business combinations (net of cash acquired) and the impact of other matters (net) during the three months ended March 31, 2011 aggregated to $471 million.

(1) In January 2011, 3M (Industrial and Transportation Business) purchased certain assets of Nida-Core Corp., a manufacturer of structural honeycomb core and fiber-reinforced foam core materials based in Port St. Lucie, Florida.

(2) In February 2011, 3M (Industrial and Transportation Business) announced that it completed its acquisition of all of the outstanding shares of Alpha Beta Enterprise Co. Ltd., a manufacturer of box sealing tape and masking tape headquartered in Taipei, Taiwan.

(3) In February 2011, 3M (Consumer and Office Business) purchased all of the outstanding shares of Hybrivet Systems Inc., a provider of instant-read products to detect lead and other contaminants and toxins, which is based in Natick, Massachusetts.

(4) In early March 2011, 3M (Industrial and Transportation Business) acquired a controlling interest in Winterthur via completion of a public tender offer. Winterthur, based in Zug, Switzerland, is a leading global supplier of precision grinding technology serving customers in the area of hard-to-grind precision applications in industrial, automotive, aircraft and cutting tools. As of the settlement date of the tendered shares (the business acquisition date), 3M owned approximately 86 percent of Winterthur shares via the tender and previous open market share purchases. The purchase price paid in the preceding table includes non-cash consideration of $10 million representing the business acquisition date fair value of shares previously owned by 3M as of December 31, 2010 and cash consideration paid, net of cash acquired, of $295 million for subsequently tendered and open market purchased shares through the business acquisition date. Following the business acquisition date, 3M also purchased additional outstanding shares of its consolidated Winterthur subsidiary, increasing 3M’s ownership interest to approximately 94% as of March 31, 2011 as discussed in Note 4.

Purchased identifiable finite-lived intangible assets related to acquisitions which closed in the first three months of 2011 totaled $213 million and will be amortized on a straight-line basis over a weighted-average life of 14 years (lives ranging from 3 to 17 years). Acquired identifiable intangible assets for which significant assumed renewals or extensions of underlying arrangements impacted the determination of their useful lives were not material.

NOTE 3.  Goodwill and Intangible Assets

Purchased goodwill related to the acquisitions which closed in the first three months of 2011 totaled $191 million, $6 million of which is deductible for tax purposes. The acquisition activity in the following table also includes the impacts of adjustments to the preliminary allocation of purchase price for prior year acquisitions, which decreased goodwill by $1 million. The amounts in the “Translation and other” column in the following table primarily relate to changes in foreign currency exchange rates. The goodwill balance by business segment as of December 31, 2010 and March 31, 2011, follow:

Goodwill

(Millions)	Dec. 31, 2010 Balance	Acquisition activity	Translation and other	Mar. 31, 2011 Balance
Industrial and Transportation	$1,783	$181	$10	$1,974
Health Care	1,506	(1)	42	1,547
Consumer and Office	187	12	1	200
Display and Graphics	994	—	(1)	993
Safety, Security and Protection Services	1,670	(2)	41	1,709
Electro and Communications	680	—	18	698
Total Company	$6,820	$190	$111	$7,121

Accounting standards require that goodwill be tested for impairment annually and between annual tests in certain circumstances such as a change in reporting units or the testing of recoverability of a significant asset group within a reporting unit. At 3M, reporting units generally correspond to a division.

As discussed in Note 13, effective in the first quarter of 2011, 3M made certain product moves between its business segments, with the resulting impact reflected in the goodwill balances by business segment above for all periods presented. For any product moves that resulted in reporting unit changes, the Company applied the relative fair value method to determine the impact to reporting units. During the first quarter of 2011, the Company completed its assessment of any potential goodwill impairment for reporting units impacted by this new structure and determined that no impairment existed.

Acquired Intangible Assets

For the three months ended March 31, 2011, intangible assets (excluding goodwill) acquired through business combinations increased balances by $213 million. Balances are also impacted by changes in foreign currency exchange rates. The carrying amount and accumulated amortization of acquired finite-lived intangible assets, in addition to the balance of non-amortizable intangible assets, as of March 31, 2011, and December 31, 2010, follow:

(Millions)	Mar. 31, 2011	Dec. 31, 2010
Patents	$566	$551
Other amortizable intangible assets (primarily tradenames and customer related intangibles)	2,256	2,016
Total gross carrying amount	$2,822	$2,567

Accumulated amortization — patents	(359)	(345)
Accumulated amortization — other	(587)	(527)
Total accumulated amortization	$(946)	$(872)

Total finite-lived intangible assets — net	$1,876	$1,695

Non-amortizable intangible assets (tradenames)	128	125
Total intangible assets — net	$2,004	$1,820

Amortization expense for acquired intangible assets for the three months ended March 31, 2011 and 2010 follows:

	Three months ended Mar. 31,
(Millions)	2011	2010
Amortization expense	$54	$43

The table below shows expected amortization expense for acquired amortizable intangible assets recorded as of March 31, 2011:

(Millions)	Last 3 Quarters 2011	2012	2013	2014	2015	2016	After 2016
Amortization expense	$173	$219	$208	$185	$172	$158	$761

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

NOTE 4.  Supplemental Equity and Comprehensive Income Information

Consolidated Statement of Changes in Equity

3M Company and Subsidiaries

Three months ended Mar. 31, 2011

		3M Company Shareholders
(Millions)	Total	Common Stock and Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest
Balance at December 31, 2010	$16,017	$3,477	$25,995	$(10,266)	$(3,543)	$354

Net income	1,103		1,081			22
Cumulative translation adjustment	242				248	(6)
Defined benefit pension and postretirement plans adjustment	76				76	—
Debt and equity securities - unrealized gain (loss)	(1)				(1)	—
Cash flow hedging instruments - unrealized gain (loss)	(17)				(17)	—
Total comprehensive income	1,403
Dividends paid	(392)		(392)
Business combination allocation to noncontrolling interest	56					56
Purchase of subsidiary shares	(33)					(33)
Stock-based compensation, net of tax impacts	131	131
Reacquired stock	(675)			(675)
Issuances pursuant to stock option and benefit plans	380		(163)	543
Balance at March 31, 2011	$16,887	$3,608	$26,521	$(10,398)	$(3,237)	$393

3M Company and Subsidiaries

Three months ended Mar. 31, 2010

		3M Company Shareholders
(Millions)	Total	Common Stock and Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest
Balance at December 31, 2009	$13,302	$3,162	$23,753	$(10,397)	$(3,754)	$538

Net income	955		930			25
Cumulative translation adjustment	(95)				(94)	(1)
Defined benefit pension and postretirement plans adjustment	51				50	1
Debt and equity securities - unrealized gain (loss)	1				1	—
Cash flow hedging instruments - unrealized gain (loss)	23				23	—
Total comprehensive income	935
Dividends paid	(374)		(374)
Purchase of subsidiary shares and transfers from noncontrolling interest	(256)	(5)			27	(278)
Stock-based compensation, net of tax impacts	112	112
Reacquired stock	(20)			(20)
Issuances pursuant to stock option and benefit plans	152		(78)	230
Balance at March 31, 2010	$13,851	$3,269	$24,231	$(10,187)	$(3,747)	$285

Consolidated Statement of Comprehensive Income (Loss)

	Three months ended Mar. 31,
(Millions)	2011	2010
Net income including noncontrolling interest	$1,103	$955
Other comprehensive income, net of tax:
Cumulative translation adjustment	242	(95)
Defined benefit pension and postretirement plans adjustment	76	51
Debt and equity securities, unrealized gain (loss)	(1)	1
Cash flow hedging instruments, unrealized gain (loss)	(17)	23
Total other comprehensive income (loss), net of tax	300	(20)
Comprehensive income (loss) including noncontrolling interest	1,403	935
Comprehensive (income) loss attributable to noncontrolling interest	(16)	(25)
Comprehensive income (loss) attributable to 3M	$1,387	$910

Accumulated Other Comprehensive Income (Loss) Attributable to 3M

	Mar. 31,	Dec. 31,
(Millions)	2011	2010
Cumulative translation adjustment	$622	$374
Defined benefit pension and postretirement plans adjustment	(3,803)	(3,879)
Debt and equity securities, unrealized gain (loss)	(7)	(6)
Cash flow hedging instruments, unrealized gain (loss)	(49)	(32)
Total accumulated other comprehensive income (loss)	$(3,237)	$(3,543)

Components of Comprehensive Income (Loss) Attributable to 3M

	Three months ended Mar. 31,
(Millions)	2011	2010
Net income attributable to 3M	$1,081	$930

Cumulative translation	221	(77)
Tax effect	27	(17)
Cumulative translation - net of tax	248	(94)

Defined benefit pension and postretirement plans adjustment	119	76
Tax effect	(43)	(26)
Defined benefit pension and postretirement plans adjustment - net of tax	76	50

Debt and equity securities, unrealized gain (loss)	(2)	3
Tax effect	1	(2)
Debt and equity securities, unrealized gain (loss) - net of tax	(1)	1

Cash flow hedging instruments, unrealized gain (loss)	(27)	36
Tax effect	10	(13)
Cash flow hedging instruments, unrealized gain (loss) - net of tax	(17)	23

Total comprehensive income (loss) attributable to 3M	$1,387	$910

Reclassification adjustments are made to avoid double counting in comprehensive income items that are also recorded as part of net income. Reclassifications to earnings from accumulated other comprehensive income that related to pension and postretirement expense in the income statement were $119 million pre-tax ($76 million after-tax) for the three months ended March 31, 2011 and $76 million pre-tax ($50 million after-tax) for the three months ended March 31, 2010. These pension and postretirement expense pre-tax amounts are shown in the table in Note 8 as amortization of transition (asset) obligation, amortization of prior service cost (benefit) and amortization of net actuarial (gain) loss. Cash flow hedging instruments reclassifications are provided in Note 9. Reclassifications to earnings from accumulated other comprehensive income for debt and equity securities were not material for the first three months of 2011 and 2010. Other reclassification adjustments were not material. Income taxes are not provided for foreign translation relating to permanent investments in international subsidiaries, but tax effects within cumulative translation does include impacts from items such as net investment hedge transactions.

Purchase of Subsidiary Shares and Transfers of Ownership Interests Involving Non-Wholly Owned Subsidiaries

As discussed in Note 2, in early March 2011, 3M acquired a controlling interest in Winterthur Technologie AG (Winterthur), making Winterthur a consolidated subsidiary as of that business acquisition date. Subsequent to this business acquisition date, 3M purchased additional outstanding shares of its Winterthur subsidiary increasing 3M’s ownership interest from approximately 86 percent as of the business acquisition date to approximately 94 percent as of March 31, 2011. The $33 million of cash paid as a result of these additional purchases of Winterthur shares was classified as other investing activity in the consolidated statement of cash flows. These additional purchases did not result in a material transfer from noncontrolling interest to 3M Company shareholders’ equity.

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

The following table summarizes the effects of the 2010 transactions on equity attributable to 3M Company shareholders for the three months ended March 31, 2010.

(Millions)	Three months ended Mar. 31, 2010
Net income attributable to 3M	$930
Transfers from noncontrolling interest	22
Change in 3M Company shareholders’ equity from net income attributable to 3M and transfers from noncontrolling interest	$952

NOTE 5.  Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2003.

The IRS completed its field examination of the Company’s U.S. federal income tax returns for the years 2005 through 2007 in the fourth quarter of 2009. The Company protested certain IRS positions within these tax years and entered into the administrative appeals process with the IRS during the first quarter of 2010. During the first quarter of 2010, the IRS completed its field examination of the Company’s U.S. federal income tax return for the 2008 year. The Company protested certain IRS positions for 2008 and entered into the administrative appeals process with the IRS during the second quarter of 2010. During the first quarter of 2011, the IRS completed its field examination of the Company’s U.S. federal income tax return for the 2009 year. The Company protested certain IRS positions for 2009 and entered into the administrative appeals process with the IRS during the second quarter of 2011. Currently, the Company is under examination by the IRS for its U.S. federal income tax returns for the years 2010 and 2011. It is anticipated that the IRS will complete its examination of the Company for 2010 by the end of the first quarter of 2012, and for 2011 by the end of the first quarter of 2013. As of March 31, 2011, the IRS has not proposed any significant adjustments to the Company’s tax positions for which the Company is not adequately reserved.

During the first quarter of 2010, the Company paid the agreed upon assessments for the 2005 tax year. During the second quarter of 2010, the Company paid the agreed upon assessments for the 2008 tax year. Payments relating to other proposed assessments arising from the 2005 through 2011 examinations may not be made until a final agreement is reached between the Company and the IRS on such assessments or upon a final resolution resulting from the administrative appeals process or judicial action. In addition to the U.S. federal examination, there is also limited audit activity in several U.S. state and foreign jurisdictions.

3M anticipates changes to the Company’s uncertain tax positions due to the closing of the various audit years mentioned above. Currently, the Company is not able to reasonably estimate the amount by which the liability for unrecognized tax benefits will increase or decrease during the next 12 months as a result of the ongoing income tax authority examinations. The total amounts of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of March 31, 2011 and December 31, 2010, respectively, are $358 million and $394 million.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in tax expense. The Company recognized in the consolidated statement of income on a gross basis approximately $2 million of benefit and $4 million of expense for the three months ended March 31, 2011 and March 31, 2010, respectively. At March 31, 2011 and December 31, 2010, accrued interest and penalties in the consolidated balance sheet on a gross basis were $54 million and $52 million, respectively. Included in these interest and penalty amounts are interest and penalties related to tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The effective tax rate for the first quarter of 2011 was 28.6 percent, compared to 31.9 percent in the first quarter of 2010, a decrease of 3.3 percent. The first quarter of 2010 includes a one-time income tax charge of $84 million as a result of the March 2010 enactment of the Patient Protection and Affordable Care Act, including modifications made in the Health Care and Education Reconciliation Act of 2010, which increased the first-quarter 2010 effective tax rate by approximately 6 percent. Since future anticipated retiree health care liabilities and related tax subsidies were already reflected in 3M’s financial statements, the change in law resulted in a reduction of the value of the company’s deferred tax asset related to the subsidy. Other factors on a combined basis increased the effective tax rate for the first quarter of 2011 when compared to the first quarter of 2010 by 2.7 percent, with the most significant item related to international taxes. This was due primarily to the one-time 2010 tax benefits resulting from the corporate alignment transactions that allowed the Company to increase its ownership of a foreign subsidiary. These transactions are described in the section of Note 4 entitled “Purchase of Subsidiary Shares and Transfers of Ownership Interests Involving Non-Wholly Owned Subsidiaries”. In addition, the Company’s effective tax rate benefited during the first quarter of 2011 from the reinstatement of the research and development credit and adjustments to its income tax reserves.

The provision for income taxes is determined using the asset and liability approach. Under this approach, deferred income taxes represent the expected future tax consequences of temporary differences between the carrying amounts and tax basis of assets and liabilities. The Company records a valuation allowance to reduce its deferred tax assets when uncertainty regarding their realizability exits. As of both March 31, 2011 and December 31, 2010, the Company had valuation allowances of $128 million on its deferred tax assets.

NOTE 6.  Marketable Securities

The Company invests in agency securities, corporate securities, asset-backed securities, treasury securities and other securities. The following is a summary of amounts recorded on the Consolidated Balance Sheet for marketable securities (current and non-current).

	Mar. 31,	Dec. 31,
(Millions)	2011	2010

U.S. government agency securities	$247	$246
Foreign government agency securities	37	52
Corporate debt securities	248	280
Commercial paper	30	55
Certificates of deposit	15	—
U.S. treasury securities	30	55
U.S. municipal securities	13	20
Asset-backed securities:
Automobile loan related	423	253
Credit card related	163	79
Equipment lease related	17	24
Other	39	8
Asset-backed securities total	642	364
Other securities	23	29

Current marketable securities	$1,285	$1,101

U.S. government agency securities	$33	$63
Foreign government agency securities	3	3
Corporate debt securities	134	192
U.S. treasury securities	64	44
U.S. municipal securities	3	3
Asset-backed securities:
Automobile loan related	91	144
Credit card related	17	70
Equipment lease related	8	14
Asset-backed securities total	116	228
Auction rate securities	7	7

Non-current marketable securities	$360	$540

Total marketable securities	$1,645	$1,641

Classification of marketable securities as current or non-current is dependent upon management’s intended holding period, the security’s maturity date and liquidity considerations based on market conditions. If management intends to hold the securities for longer than one year as of the balance sheet date, they are classified as non-current. At March 31, 2011, gross unrealized losses totaled approximately $7 million (pre-tax), while gross unrealized gains totaled approximately $4 million (pre-tax). At December 31, 2010, gross unrealized losses totaled approximately $9 million (pre-tax), while gross unrealized gains totaled approximately $5 million (pre-tax). Gross realized gains and losses on sales or maturities of marketable securities for the first three months of 2011 and 2010 were not material. Cost of securities sold use the first in, first out (FIFO) method. Since these marketable securities are classified as available-for-sale securities, changes in fair value will flow through other comprehensive income, with amounts reclassified out of other comprehensive income into earnings upon sale or “other-than-temporary” impairment.

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

The balances at March 31, 2011 for marketable securities by contractual maturity are shown below. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(Millions)	Mar. 31, 2011

Due in one year or less	$762
Due after one year through three years	825
Due after three years through five years	39
Due after five years	19

Total marketable securities	$1,645

3M has a diversified marketable securities portfolio of $1.645 billion as of March 31, 2011. Within this portfolio, current and long-term asset-backed securities (estimated fair value of $758 million) are primarily comprised of interests in automobile loans and credit cards. At March 31, 2011, the asset-backed securities credit ratings were AAA or A-1+, with the exception of two securities rated AA+ with a fair market value of less than $1 million.

3M’s marketable securities portfolio includes auction rate securities that represent interests in investment grade credit default swaps; however, currently these holdings comprise less than one percent of this portfolio. The estimated fair value of auction rate securities is $7 million at both March 31, 2011 and December 31, 2010. Gross unrealized losses within accumulated other comprehensive income related to auction rate securities totaled $6 million (pre-tax) at both March 31, 2011 and December 31, 2010. As of March 31, 2011, auction rate securities associated with these balances have been in a loss position for more than 12 months. Since the second half of 2007, these auction rate securities failed to auction due to sell orders exceeding buy orders. Liquidity for these auction-rate securities is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals, usually every 7, 28, 35, or 90 days. The funds associated with failed auctions will not be accessible until a successful auction occurs or a buyer is found outside of the auction process. Refer to Note 10 for a table that reconciles the beginning and ending balances of auction rate securities.

NOTE 7.  Long-Term Debt and Short-Term Borrowings

As disclosed in 3M’s 2010 Annual Report on Form 10-K, in the fourth quarter of 2010, the Company entered into a 100.5 million Canadian Dollar loan, with four equal installments due in April 2011, July 2011, October 2011 and January 2012. At December 31, 2010, the floating interest rate on this loan was 1.8%. During March 2011, this loan agreement was amended to increase the loan amount to 201 million Canadian Dollars and to allow for repayment of the total loan in July 2012, instead of in four equal installments. However, 3M has the option to repay the principal amount of this loan before July 2012. All other terms and conditions of the loan agreement remain in full force.

As also disclosed in 3M’s 2010 Annual Report on Form 10-K, during the first quarter of 2010, the Company entered into a floating rate note payable of 17.4 billion Japanese Yen (approximately $188 million based on exchange rates at that time) in connection with the purchase of additional interest in the Company’s Sumitomo 3M Limited subsidiary as discussed in Note 4. This note is due in three equal installments of 5.8 billion Japanese Yen, with one installment paid on September 30, 2010, one installment paid on March 30, 2011, and the remaining installment due on September 30, 2011. Interest accrues on the note based on the three-month Tokyo Interbank Offered Rate (TIBOR) plus 40 basis points.

NOTE 8.  Pension and Postretirement Benefit Plans

Components of net periodic benefit cost and other supplemental information for the three months ended March 31, 2011 and 2010 follows:

Benefit Plan Information

	Three months ended March 31,
	Qualified and Non-qualified Pension Benefits				Postretirement
	United States		International		Benefits
(Millions)	2011	2010	2011	2010	2011	2010
Net periodic benefit cost (benefit)
Service cost	$51	$50	$28	$28	$15	$14
Interest cost	158	160	62	62	23	22
Expected return on plan assets	(232)	(232)	(70)	(71)	(19)	(21)
Amortization of transition (asset) obligation	—	—	—	—	—	—
Amortization of prior service cost (benefit)	3	3	(3)	(1)	(18)	(23)
Amortization of net actuarial (gain) loss	83	55	28	21	26	21
Net periodic benefit cost (benefit)	$63	$36	$45	$39	$27	$13
Settlements, curtailments, special termination benefits and other	—	—	—	—	—	—
Net periodic benefit cost (benefit) after settlements, curtailments, special termination benefits and other	$63	$36	$45	$39	$27	$13

For the three months ended March 31, 2011, contributions totaling $39 million were made to the Company’s U.S. and international pension plans and $22 million to its postretirement plans. In 2011, the Company expects to contribute in the range of $400 million to $600 million to its U.S. and international pension and postretirement plans. The Company does not have a required minimum pension contribution obligation for its U.S. plans in 2011. Therefore, the amount of the anticipated discretionary pension contribution could vary significantly depending on the U.S. plans’ funded status and the anticipated tax deductibility of the contribution. Future contributions will also depend on market conditions, interest rates and other factors. 3M’s annual measurement date for pension and postretirement assets and liabilities is December 31 each year, which is also the date used for the related annual measurement assumptions.

3M was informed during the first quarter of 2009 that the general partners of WG Trading Company, in which 3M’s benefit plans hold limited partnership interests, are the subject of a criminal investigation as well as civil proceedings by the SEC and CFTC (Commodity Futures Trading Commission). In March 2011, over the objections of 3M and six other limited partners of WG Trading Company, the district court judge ruled in favor of the court appointed receiver’s proposed distribution plan. In April 2011, the 3M benefit plans received their share under the court-ordered distribution plan. 3M and six other limited partners of WG Trading Company have appealed the court's order to the United States Court of Appeals for the Second Circuit. The benefit plan trustee holdings of WG Trading Company interests were adjusted to reflect the decreased estimated fair market value, inclusive of estimated insurance proceeds, as of the annual measurement dates. The Company has insurance that it believes, based on what is currently known, will result in the recovery of a portion of the decrease in original asset value. As of the 2010 measurement date these holdings represented less than one percent of 3M’s fair value of total plan assets. 3M currently believes that the resolution of these events will not have a material adverse effect on the consolidated financial position of the Company.

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

Additional information with respect to the impacts on other comprehensive income of nonderivative hedging and derivative instruments is included in Note 4. Additional information with respect to the fair value of derivative instruments is included in Note 10. References to information regarding derivatives and/or hedging instruments associated with the Company’s long-term debt are also made in Note 10 to the Consolidated Financial Statements in 3M’s 2010 Annual Report on Form 10-K.

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

Cash Flow Hedging - Foreign Currency Forward and Option Contracts: The Company enters into foreign exchange forward and option contracts to hedge against the effect of exchange rate fluctuations on cash flows denominated in foreign currencies and certain intercompany financing transactions. These transactions are designated as cash flow hedges. The settlement or extension of these derivatives will result in reclassifications (from accumulated other comprehensive income) to earnings in the period during which the hedged transactions affect earnings. Generally, 3M dedesignates these cash flow hedge relationships in advance of the occurrence of the forecasted transaction. The portion of gains or losses on the derivative instrument previously accumulated in other comprehensive income for dedesignated hedges remains in accumulated other comprehensive income until the forecasted transaction occurs. Changes in the value of derivative instruments after dedesignation are recorded in earnings and are included in the Derivatives Not Designated as Hedging Instruments section below. Hedge ineffectiveness and the amount excluded from effectiveness testing recognized in income on cash flow hedges were not material for the three month periods ended March 31, 2011 and 2010. The maximum length of time over which 3M hedges its exposure to the variability in future cash flows for a majority of the forecasted transactions is 12 months and, accordingly, at March 31, 2011, the majority of the Company’s open foreign exchange forward and option contracts had maturities of one year or less. The dollar equivalent gross notional amount of the Company’s foreign exchange forward and option contracts designated as cash flow hedges at March 31, 2011 was approximately $3.5 billion.

Cash Flow Hedging - Commodity Price Management: The Company manages commodity price risks through negotiated supply contracts, price protection agreements and forward physical contracts. The Company uses commodity price swaps relative to natural gas as cash flow hedges of forecasted transactions to manage price volatility. The related mark-to-market gain or loss on qualifying hedges is included in other comprehensive income to the extent effective, and reclassified into cost of sales in the period during which the hedged transaction affects earnings. Generally, the length of time over which 3M hedges its exposure to the variability in future cash flows for its forecasted natural gas transactions is 12 months. No significant commodity cash flow hedges were discontinued and hedge ineffectiveness was not material for the three month periods ended March 31, 2011 and 2010. The dollar equivalent gross notional amount of the Company’s natural gas commodity price swaps designated as cash flow hedges at March 31, 2011 was $34 million.

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

Three months ended March 31, 2011 (Millions)	Pretax Gain (Loss) Recognized in Other Comprehensive Income on Effective Portion of Derivative	Pretax Gain (Loss) Recognized in Income on Effective Portion of Derivative as a Result of Reclassification from Accumulated Other Comprehensive Income		Ineffective Portion of Gain (Loss) on Derivative and Amount Excluded from Effectiveness Testing Recognized in Income
Derivatives in Cash Flow Hedging Relationships	Amount	Location	Amount	Location	Amount
Foreign currency forward/option contracts	$(34)	Cost of sales	$(6)	Cost of sales	$—
Foreign currency forward contracts	8	Interest expense	10	Interest expense	—
Commodity price swap contracts	(1)	Cost of sales	(4)	Cost of sales	—
Total	$(27)		$—		$—

Three months ended March 31, 2010 (Millions)	Pretax Gain (Loss) Recognized in Other Comprehensive Income on Effective Portion of Derivative	Pretax Gain (Loss) Recognized in Income on Effective Portion of Derivative as a Result of Reclassification from Accumulated Other Comprehensive Income		Ineffective Portion of Gain (Loss) on Derivative and Amount Excluded from Effectiveness Testing Recognized in Income
Derivatives in Cash Flow Hedging Relationships	Amount	Location	Amount	Location	Amount
Foreign currency forward/option contracts	$3	Cost of sales	$(40)	Cost of sales	$—
Foreign currency forward contracts	(5)	Interest expense	(5)	Interest expense	—
Commodity price swap contracts	(9)	Cost of sales	(2)	Cost of sales	—
Total	$(11)		$(47)		$—

As of March 31, 2011, the Company had a balance of $49 million associated with the after tax net unrealized loss associated with cash flow hedging instruments recorded in accumulated other comprehensive income. 3M expects to reclassify to earnings over the next 12 months a majority of this balance (with the impact offset by cash flows from underlying hedged items).

Fair Value Hedges:

For derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivatives as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings.

Fair Value Hedging - Interest Rate Swaps: The Company manages interest expense using a mix of fixed and floating rate debt. To help manage borrowing costs, the Company may enter into interest rate swaps. Under these arrangements, the Company agrees to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated by reference to an agreed-upon notional principal amount. The mark-to-market of these fair value hedges is recorded as gains or losses in interest expense and is offset by the gain or loss of the underlying debt instrument, which also is recorded in interest expense. These fair value hedges are highly effective and, thus, there is no impact on earnings due to hedge ineffectiveness. The dollar equivalent (based on inception date foreign currency exchange rates) gross notional amount of the Company’s interest rate swaps at March 31, 2011 was $1.1 billion.

At March 31, 2011, the Company had interest rate swaps designated as fair value hedges of underlying fixed rate obligations. In July 2007, in connection with the issuance of a seven-year Eurobond for an amount of 750 million Euros, the Company completed a fixed-to-floating interest rate swap on a notional amount of 400 million Euros as a fair value hedge of a portion of the fixed interest rate Eurobond obligation. In August 2010, the Company terminated 150 million Euros of the notional amount of this swap. As a result, a gain of 18 million Euros, recorded as part of the balance of the underlying debt, will be amortized over this debt’s remaining life. The Company also has two fixed-to-floating interest rate swaps with an aggregate notional amount of $800 million designated as fair value hedges of the fixed interest rate obligation under its $800 million, three-year, 4.50% notes issued in October 2008.

The location in the consolidated statements of income and amounts of gains and losses related to derivative instruments designated as fair value hedges and similar information relative to the hedged items are as follows:

Three months ended March 31, 2011 (Millions)	Gain (Loss) on Derivative Recognized in Income		Gain (Loss) on Hedged Item Recognized in Income
Derivatives in Fair Value Hedging Relationships	Location	Amount	Location	Amount
Interest rate swap contracts	Interest expense	$(10)	Interest expense	$10
Total		$(10)		$10

Three months ended March 31, 2010 (Millions)	Gain (Loss) on Derivative Recognized in Income		Gain (Loss) on Hedged Item Recognized in Income
Derivatives in Fair Value Hedging Relationships	Location	Amount	Location	Amount
Interest rate swap contracts	Interest expense	$8	Interest expense	$(8)
Total		$8		$(8)

Net Investment Hedges:

As circumstances warrant, the Company uses cross currency swaps, forwards and foreign currency denominated debt to hedge portions of the Company’s net investments in foreign operations. For hedges that meet the effectiveness requirements, the net gains or losses attributable to changes in spot exchange rates are recorded in cumulative translation within other comprehensive income. The remainder of the change in value of such instruments is recorded in earnings. Recognition in earnings of amounts previously recorded in cumulative translation is limited to circumstances such as complete or substantially complete liquidation of the net investment in the hedged foreign operation. At March 31, 2011, there were no cross currency swaps and foreign currency forward contracts designated as net investment hedges.

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

Three months ended March 31, 2011 (Millions) Derivative and Nonderivative Instruments in	Pretax Gain (Loss) Recognized as Cumulative Translation within Other Comprehensive Income on Effective Portion of Instrument	Ineffective Portion of Gain (Loss) on Instrument and Amount Excluded from Effectiveness Testing Recognized in Income
Net Investment Hedging Relationships	Amount	Location	Amount
Foreign currency denominated debt	$(85)	N/A	$—
Total	$(85)		$—

Three months ended March 31, 2010 (Millions) Derivative and Nonderivative Instruments in	Pretax Gain (Loss) Recognized as Cumulative Translation within Other Comprehensive Income on Effective Portion of Instrument	Ineffective Portion of Gain (Loss) on Instrument and Amount Excluded from Effectiveness Testing Recognized in Income
Net Investment Hedging Relationships	Amount	Location	Amount
Foreign currency denominated debt	90	N/A	—
Total	$90		$—

Derivatives Not Designated as Hedging Instruments:

Derivatives not designated as hedging instruments include dedesignated foreign currency forward and option contracts that formerly were designated in cash flow hedging relationships (as referenced in the preceding Cash Flow Hedges section). In addition, 3M enters into foreign currency forward contracts and commodity price swaps to offset, in part, the impacts of certain intercompany activities (primarily associated with intercompany licensing arrangements) and fluctuations in costs associated with the use of certain precious metals, respectively. These derivative instruments are not designated in hedging relationships; therefore, fair value gains and losses on these contracts are recorded in earnings. The dollar equivalent gross notional amount of these forward, option and swap contracts not designated as hedging instruments totaled $975 million as of March 31, 2011. The Company does not hold or issue derivative financial instruments for trading purposes.

The location in the consolidated statements of income and amounts of gains and losses related to derivative instruments not designated as hedging instruments are as follows:

(Millions)	Three months ended Mar. 31, 2011 Gain (Loss) on Derivative Recognized in Income		Three months ended Mar. 31, 2010 Gain (Loss) on Derivative Recognized in Income
Derivatives Not Designated as Hedging Instruments	Location	Amount	Location	Amount
Foreign currency forward/option contracts	Cost of sales	$(12)	Cost of sales	$(1)
Foreign currency forward contract	Interest expense	16	Interest expense	7
Total		$4		$6

Location and Fair Value Amount of Derivative Instruments

The following tables summarize the fair value of 3M’s derivative instruments, excluding nonderivative instruments used as hedging instruments, and their location in the consolidated balance sheet.

March 31, 2011 (Millions)	Assets		Liabilities
Fair Value of Derivative Instruments	Location	Amount	Location	Amount

Derivatives designated as hedging instruments
Foreign currency forward/option contracts	Other current assets	$29	Other current liabilities	$57
Commodity price swap contracts	Other current assets	—	Other current liabilities	2
Interest rate swap contracts	Other assets	28	Other liabilities	—
Total derivatives designated as hedging instruments		$57		$59

Derivatives not designated as hedging instruments
Foreign currency forward/option contracts	Other current assets	$4	Other current liabilities	$44
Total derivatives not designated as hedging instruments		$4		$44

Total derivative instruments		$61		$103

December 31, 2010 (Millions)	Assets		Liabilities
Fair Value of Derivative Instruments	Location	Amount	Location	Amount

Derivatives designated as hedging instruments
Foreign currency forward/option contracts	Other current assets	$26	Other current liabilities	$48
Commodity price swap contracts	Other current assets	—	Other current liabilities	5
Interest rate swap contracts	Other assets	39	Other liabilities	—
Total derivatives designated as hedging instruments		$65		$53

Derivatives not designated as hedging instruments
Foreign currency forward/option contracts	Other current assets	$12	Other current liabilities	$34
Total derivatives not designated as hedging instruments		$12		$34

Total derivative instruments		$77		$87

Additional information with respect to the fair value of derivative instruments is included in Note 10.

Currency Effects and Credit Risk

Currency Effects: 3M estimates that year-on-year currency effects, including hedging impacts, increased net income attributable to 3M by approximately $47 million for the for the three months ended March 31, 2011. This estimate includes the effect of translating profits from local currencies into U.S. dollars and the impact of currency fluctuations on the transfer of goods between 3M operations in the United States and abroad. This estimate also includes year-on-year currency effects from transaction gains and losses, including derivative instruments designed to reduce foreign currency exchange rate risks, which 3M estimates increased net income attributable to 3M by approximately $16 million for the three months ended March 31, 2011.

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis:

For 3M, assets and liabilities that are measured at fair value on a recurring basis primarily relate to available-for-sale marketable securities, available-for-sale investments (included as part of investments in the Consolidated Balance Sheet) and certain derivative instruments. Derivatives include cash flow hedges, interest rate swaps and most net investment hedges. The information in the following paragraphs and tables primarily addresses matters relative to these financial assets and liabilities. Separately, there were no material fair value measurements with respect to nonfinancial assets or liabilities that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis for the three month periods ended March 31, 2011 and 2010.

3M uses various valuation techniques, which are primarily based upon the market and income approaches, with respect to financial assets and liabilities. Following is a description of the valuation methodologies used for the respective financial assets and liabilities measured at fair value.

Available-for-sale marketable securities — except auction rate securities:

Marketable securities, except auction rate securities, are valued utilizing multiple sources. A weighted average price is used for these securities. Market prices are obtained for these securities from a variety of industry standard data providers, security master files from large financial institutions, and other third-party sources. These multiple prices are used as inputs into a distribution-curve-based algorithm to determine the daily fair value to be used. 3M classifies U.S. treasury securities as level 1, while all other marketable securities (excluding auction rate securities) are classified as level 2. Marketable securities are discussed further in Note 6.

Available-for-sale marketable securities — auction rate securities only:

As discussed in Note 6, auction rate securities held by 3M failed to auction since the second half of 2007. As a result, investments in auction rate securities are valued utilizing third-party indicative bid levels in markets that are not active and broker-dealer valuation models that utilize inputs such as current/forward interest rates, current market conditions and credit default swap spreads. 3M classifies these securities as level 3.

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

The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis.

	Fair Value
(Millions)	at Mar. 31,	Fair Value Measurements Using Inputs Considered as
Description	2011	Level 1	Level 2	Level 3
Assets:
Available-for-sale:
Marketable securities:
U.S. government agency securities	$280	$—	$280	$—
Foreign government agency securities	40	—	40	—
Corporate debt securities	382	—	382	—
Certificates of deposit	15	—	15	—
Commercial paper	30	—	30	—
Asset-backed securities:
Automobile loan related	514	—	514	—
Credit card related	180	—	180	—
Equipment lease related	25	—	25	—
Other	39	—	39	—
U.S. treasury securities	94	94	—	—
U.S. municipal securities	16	—	16	—
Auction rate securities	7	—	—	7
Other securities	23	—	23	—
Investments	9	9	—	—
Derivative instruments — assets:
Foreign currency forward/option contracts	33	33	—	—
Interest rate swap contracts	28	—	28	—

Liabilities:
Derivative instruments — liabilities:
Foreign currency forward/option contracts	101	101	—	—
Commodity price swap contracts	2	2	—	—

	Fair Value
(Millions)	at Dec. 31,	Fair Value Measurements Using Inputs Considered as
Description	2010	Level 1	Level 2	Level 3
Assets:
Available-for-sale:
Marketable securities:
U.S. government agency securities	$309	$—	$309	$—
Foreign government agency securities	55	—	55	—
Corporate debt securities	472	—	472	—
Commercial paper	55	—	55	—
Asset-backed securities:
Automobile loan related	397	—	397	—
Credit card related	149	—	149	—
Equipment lease related	38	—	38	—
Other	8	—	8	—
U.S. treasury securities	99	99	—	—
U.S. municipal securities	23	—	23	—
Auction rate securities	7	—	—	7
Other securities	29	—	29	—
Investments	21	21	—	—
Derivative instruments — assets:
Foreign currency forward/option contracts	38	36	2	—
Interest rate swap contracts	39	—	39	—

Liabilities:
Derivative instruments — liabilities:
Foreign currency forward/option contracts	82	82	—	—
Commodity price swap contracts	5	5	—	—

The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3).

(Millions)	Three months ended Mar. 31,
Marketable securities — auction rate securities only	2011	2010
Beginning balance	$7	$5
Total gains or (losses):
Included in earnings	—	—
Included in other comprehensive income	—	1
Purchases, issuances, and settlements	—	—
Transfers in and/or out of Level 3	—	—
Ending balance (March 31)	7	6

Additional losses included in earnings due to reclassifications from other comprehensive income for:
Securities sold during the period ended March 31	—	—
Securities still held at March 31	—	—

In addition, the plan assets of 3M’s pension and postretirement benefit plans are measured at fair value on a recurring basis (at least annually). Refer to Note 11 in 3M’s 2010 Annual Report on Form 10-K.

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis:

Disclosures are required for certain assets and liabilities that are measured at fair value, but are recognized and disclosed at fair value on a nonrecurring basis in periods subsequent to initial recognition. For 3M, such measurements of fair value relate primarily to long-lived asset impairments. There were no material long-lived asset impairments for the three months ended March 31, 2011 and 2010.

Fair Value of Financial Instruments:

The Company’s financial instruments include cash and cash equivalents, marketable securities, accounts receivable, certain investments, accounts payable, borrowings, and derivative contracts. The fair values of cash and cash equivalents, accounts receivable, accounts payable, and short-term borrowings and current portion of long-term debt approximated carrying values because of the short-term nature of these instruments. Available-for-sale marketable securities and investments, in addition to certain derivative instruments, are recorded at fair values as indicated in the preceding disclosures. The Company utilized third-party quotes to estimate fair values for its long-term debt. Information with respect to the carrying amounts and estimated fair values of these financial instruments follow:

	Mar. 31, 2011		Dec. 31, 2010
(Millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, excluding current portion	$4,486	$4,736	$4,183	$4,466

The fair values reflected above consider the terms of the related debt absent the impacts of derivative/hedging activity. The carrying amount of long-term debt referenced above is impacted by certain fixed-to-floating interest rate swaps that are designated as fair value hedges and by the designation of fixed rate Eurobond securities issued by the Company as hedging instruments of the Company’s net investment in its European subsidiaries. 3M’s fixed-rate bonds were trading at a premium at March 31, 2011 and December 31, 2010 due to the low interest rates and tightening of 3M’s credit spreads.

NOTE 11.  Commitments and Contingencies

Legal Proceedings:

The Company and some of its subsidiaries are involved in numerous claims and lawsuits, principally in the United States, and regulatory proceedings worldwide. These include various products liability (involving products that the Company now or formerly manufactured and sold), intellectual property, and commercial claims and lawsuits, including those brought under the antitrust laws, and environmental proceedings. Unless otherwise stated, the Company is vigorously defending all such litigation. Additional information can be found in Note 14 “Commitments and Contingencies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, including information about the Company’s process for disclosure and recording of liabilities and insurance receivables related to legal proceedings.

The following table shows the major categories of significant legal matters — respirator mask/asbestos litigation (including Aearo), environmental remediation and other environmental liabilities — for which the Company has been able to estimate its probable liability and for which the Company has taken reserves and the related insurance receivables:

Liability and Receivable Balances	Mar. 31,	Dec. 31,
(Millions)	2011	2010

Respirator mask/asbestos liabilities	$123	$126
Respirator mask/asbestos insurance receivables	121	122

Environmental remediation liabilities	$30	$24
Environmental remediation insurance receivables	15	15

Other environmental liabilities	$85	$90

The following sections first describe the significant legal proceedings in which the Company is involved, and then describe the liabilities and associated insurance receivables the Company has accrued relating to its significant legal proceedings.

Respirator Mask/Asbestos Litigation

As of March 31, 2011, the Company is a named defendant, with multiple co-defendants, in numerous lawsuits in various courts that purport to represent approximately 2,200 individual claimants compared to approximately 2,148 individual claimants with actions pending at December 31, 2010.

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

The Company’s current volume of new and pending matters is substantially lower than its historical experience. The Company expects that filing of claims by unimpaired claimants in the future will continue to be at much lower levels than in the past. Accordingly, the number of claims alleging more serious injuries, including mesothelioma and other malignancies, while remaining relatively constant and consistent with historical experience, will represent a greater percentage of total claims than in the past. The Company has prevailed in all nine cases taken to trial, including seven of the eight cases tried to verdict (such trials occurred in 1999, 2000, 2001, 2003, 2004, and 2007), and an appellate reversal in 2005 of the 2001 jury verdict adverse to the Company. The ninth case, tried in 2009, was dismissed by the Court at the close of plaintiff’s evidence, based on the Court’s legal finding that the plaintiff had not presented sufficient evidence to support a jury verdict. This case is being appealed by the plaintiffs and briefing is complete and the parties are waiting for the court to set a hearing date for oral argument.

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

As previously reported, the State of West Virginia, through its Attorney General, filed a complaint in 2003 against the Company and two other manufacturers of respiratory protection products in the Circuit Court of Lincoln County, West Virginia and amended its complaint in 2005. The amended complaint seeks substantial, but unspecified, compensatory damages primarily for reimbursement of the costs allegedly incurred by the State for worker’s compensation and healthcare benefits provided to all workers with occupational pneumoconiosis and unspecified punitive damages. While the case has been inactive since the fourth quarter of 2007, the State of West Virginia has recently asked the Court to set a case management conference in the near future. No liability has been recorded for this matter because the Company believes that liability is not probable and estimable at this time. In addition, the Company is not able to estimate a possible loss or range of loss given the minimal activity in this case and the fact that the complaint asserts claims against two other manufacturers where a defendant’s share of liability may turn on the law of joint and several liability and by the amount of fault a jury allocates to each defendant if a case is ultimately tried.

Respirator Mask/Asbestos Liabilities and Insurance Receivables: The Company estimates its respirator mask/asbestos liabilities, including the cost to resolve the claims and defense costs, by examining: (i) the Company’s experience in resolving claims, (ii) apparent trends, (iii) the apparent quality of claims (e.g., whether the claim has been asserted on behalf of asymptomatic claimants), (iv) changes in the nature and mix of claims (e.g., the proportion of claims asserting usage of the Company’s mask or respirator products and alleging exposure to each of asbestos, silica, coal or other occupational dusts, and claims pleading use of asbestos-containing products allegedly manufactured by the Company), (v) the number of current claims and a projection of the number of future asbestos and other claims that may be filed against the Company, (vi) the cost to resolve recently settled claims, and (vii) an estimate of the cost to resolve and defend against current and future claims.

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

As a result of the costs of aggressively defending itself and the greater cost of resolving claims of persons with malignant conditions, the Company increased its reserves in the first quarter of 2011 for respirator mask/asbestos liabilities by $4 million. As of March 31, 2011, the Company had reserves for respirator mask/asbestos liabilities of $92 million (excluding Aearo reserves). The Company can not estimate the amount or range of amounts by which the liability may exceed the reserve the Company has established because of the (i) inherent difficulty in projecting the number of claims that have not yet been asserted, particularly with respect to the Company’s respiratory products that themselves did not contain any harmful materials, (ii) the complaints nearly always assert claims against multiple defendants where the damages alleged are typically not attributed to individual defendants so that a defendant’s share of liability may turn on the law of joint and several liability, which can vary by state, (iii) the multiple factors described above that the Company considers in estimating its liabilities, and (iv) the several possible developments described above that may occur that could affect the Company’s estimate of liabilities.

As of March 31, 2011, the Company’s receivable for insurance recoveries related to the respirator mask/asbestos litigation was $121 million. The Company increased its receivables for insurance recoveries by $1 million in the first quarter of 2011 related to this litigation.

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

As previously reported, on January 5, 2007 the Company was served with a declaratory judgment action filed on behalf of two of its insurers (Continental Casualty and Continental Insurance Co. — both part of the Continental Casualty Group) disclaiming coverage for respirator mask/asbestos claims. These insurers represent approximately $14 million of the $121 million insurance recovery receivable referenced in the above table. The action, pending in the District Court in Ramsey County, Minnesota, seeks declaratory judgment regarding coverage provided by the policies and the allocation of covered costs among the policies issued by the various insurers. The action named, in addition to the Company, over 60 of the Company’s insurers. This action is similar in nature to an action filed in 1994 with respect to breast implant coverage, which ultimately resulted in the Minnesota Supreme Court’s ruling of 2003 that was largely in the Company’s favor. The plaintiff insurers have served an amended complaint that names some additional insurers and deletes others. A significant number of the insurer defendants named in the amended complaint have been dismissed because of settlements they have reached with 3M regarding the matters at issue in the lawsuit. The case is currently in the discovery phase. Trial is scheduled to begin in June, 2012.

Respirator Mask/Asbestos Litigation — Aearo Technologies

On April 1, 2008, a subsidiary of the Company purchased the stock of Aearo Holding Corp., the parent of Aearo Technologies (“Aearo”). Aearo manufactures and sells various products, including personal protection equipment, such as eye, ear, head, face, fall and certain respiratory protection products.

As of March 31, 2011, Aearo and/or other companies that previously owned and operated Aearo’s respirator business (American Optical Corporation, Warner-Lambert LLC, AO Corp. and Cabot Corporation (“Cabot”)) are named defendants, with multiple co-defendants, including the Company, in numerous lawsuits in various courts in which plaintiffs allege use of mask and respirator products and seek damages from Aearo and other defendants for alleged personal injury from workplace exposures to asbestos, silica-related, or other occupational dusts found in products manufactured by other defendants or generally in the workplace.

As of March 31, 2011, the Company, through its Aearo subsidiary, has recorded $31 million as the best estimate of the probable liabilities for product liabilities and defense costs related to current and future Aearo-related asbestos and silica-related claims. Responsibility for legal costs, as well as for settlements and judgments, is currently shared in an informal arrangement among Aearo, Cabot, American Optical Corporation and a subsidiary of Warner Lambert and their insurers (the “Payor Group”). Liability is allocated among the parties based on the number of years each company sold respiratory products under the “AO Safety” brand and/or owned the AO Safety Division of American Optical Corporation and the alleged years of exposure of the individual plaintiff. Aearo’s share of the contingent liability is further limited by an agreement entered into between Aearo and Cabot on July 11, 1995. This agreement provides that, so long as Aearo pays to Cabot an annual fee of $400,000, Cabot will retain responsibility and liability for, and indemnify Aearo against, asbestos and silica-related product liability claims for respirators manufactured prior to July 11, 1995. Because the date of manufacture for a particular respirator allegedly used in the past is often difficult to determine, Aearo and Cabot have applied the agreement to claims arising out of the alleged use of respirators while exposed to asbestos or silica or products containing asbestos or silica prior to January 1, 1997. With these arrangements in place, Aearo’s potential liability is limited to exposures alleged to have arisen from the use of respirators while exposed to asbestos, silica or other occupational dusts on or after January 1, 1997.

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

Environmental Matters

As previously reported, the Company has been voluntarily cooperating with ongoing reviews by local, state, national (primarily the U.S. Environmental Protection Agency (EPA)), and international agencies of possible environmental and health effects of various perfluorinated compounds (“PFCs”), including perfluorooctanoic acid or “PFOA” and perfluorooctane sulfonate or “PFOS” and other perfluorooctanyl compounds. As a result of its phase-out decision in May 2000, the Company no longer manufactures perfluorooctanyl compounds, and through changes to its manufacturing process at the end of 2008, no longer uses such compounds in its manufacturing process.

Regulatory activities concerning PFOA and/or PFOS continue in the United States, Europe and elsewhere, and before certain international bodies. These activities include gathering of exposure and use information, risk assessment, and consideration of regulatory approaches. The EPA continues to develop Drinking Water Health Advisories for PFOS and PFOA, which are expected to be released in 2011. Those advisory levels will supersede the current provisional advisory levels. In an effort to move toward developing standards under the Safe Drinking Water Act, the EPA has proposed to have public water suppliers monitor for six PFCs to determine the extent of their occurrence.

In late 2008 and early 2009, the EPA undertook testing of private wells and soils at certain agricultural sites in Alabama where wastewater treatment sludge was applied from the municipal wastewater treatment plant in Decatur, Alabama that received wastewater from numerous industrial sources. In this same timeframe, the EPA also issued provisional health advisory values for drinking water for PFOA of 0.4 parts per billion (“ppb”) and PFOS of 0.2 ppb. The EPA has been working with local industry, including 3M, and the Decatur utility to identify and test private wells in the area, and to connect to municipal water any private wells used for drinking water that exceed the EPA’s provisional health advisory levels. EPA’s and the industry’s testing of public drinking water supplies in the area indicate that the levels of PFOA and PFOS in municipal water supplies are well below the provisional health advisories. 3M and other companies have completed a survey of properties near the sites where wastewater treatment sludge was applied to identify any additional private drinking water wells not already identified by the EPA, and have connected a small number of wells that exceeded the provisional health advisory levels for PFOS and PFOA to municipal water. 3M and the other companies have continued to monitor those few wells that showed levels of PFOS or PFOA above detection levels but below the EPA’s provisional health advisory levels.

The Agency for Toxic Substances and Disease Registry (ATSDR) has completed a bio-monitoring study evaluating PFC blood levels in volunteers living near the sludge application fields. The Company expects ATSDR to release its report in 2011.

3M continues its third and final phase of work pursuant to a Memorandum of Understanding with the EPA regarding an environmental assessment program at the Company’s Decatur manufacturing site. That work includes groundwater sampling off-site from the Decatur facility (unrelated to the work described above involving the wastewater treatment sludge) as well as at three local landfills used by the facility.

The Company is continuing to make progress in its work, under the supervision of state regulators, to address its historic disposal of PFC-containing waste associated with manufacturing operations at the Cottage Grove, Minnesota and Decatur, Alabama plants.

As previously reported, the Company entered into a voluntary remedial action agreement with the Alabama Department of Environmental Management (ADEM) to address the presence of PFCs in the soil at the Company’s manufacturing facility in Decatur, Alabama. For approximately twenty years, the Company incorporated its wastewater treatment plant sludge containing PFCs in fields at its Decatur facility pursuant to a permit issued by ADEM. After a review of the available options to address the presence of PFCs in the soil, ADEM agreed that the preferred remediation option is to use a multilayer cap over the former sludge incorporation areas on the manufacturing site with subsequent groundwater migration controls and treatment. Implementation of that option will continue throughout 2011 and is expected to be completed in 2015.

The Company continues to work with the Minnesota Pollution Control Agency (MPCA) pursuant to the terms of the previously disclosed May 2007 Settlement Agreement and Consent Order to address the presence of perfluorinated compounds in the soil and groundwater at former disposal sites in Washington County, Minnesota (Oakdale and Woodbury) and at the Company’s manufacturing facility at Cottage Grove, Minnesota. Under this agreement, the Company’s principal obligations include (i) evaluating releases of perfluorinated compounds from these sites and proposing response actions; (ii) providing treatment or alternative drinking water upon identifying any level exceeding a Health Based Value (“HBV”) or Health Risk Limit (“HRL”) (i.e., the amount of a chemical in drinking water determined by the Minnesota Department of Health to be safe for people to drink for a lifetime) for any perfluorinated compounds as a result of contamination from these sites; (iii) remediating any source of other PFCs at these sites that is not controlled by actions to remediate PFOA and PFOS; and (iv) sharing information with the MPCA about perfluorinated compounds. During 2008, the MPCA issued formal decisions adopting remedial options for the former disposal sites in Washington County, Minnesota (Oakdale and Woodbury). In August 2009, the MPCA issued a formal decision adopting remedial options for the Company’s Cottage Grove manufacturing facility. During the spring and summer of 2010, 3M began implementing the remedial options at the Cottage Grove and Woodbury sites. 3M commenced the remedial option at the Oakdale site in late 2010. At each location the remedial options were among those recommended by the Company. Remediation work will continue at all three sites in 2011.

The Company cannot predict what additional regulatory actions arising from the foregoing proceedings and activities, if any, may be taken regarding such compounds or the consequences of any such actions.

Environmental Litigation

As previously reported, a former employee filed a purported class action lawsuit in 2002 in the Circuit Court of Morgan County, Alabama seeking unstated damages and alleging that the plaintiffs suffered fear, increased risk, subclinical injuries, and property damage from exposure to perfluorochemicals at or near the Company’s Decatur, Alabama, manufacturing facility. The Circuit Court in 2005 granted the Company’s motion to dismiss the named plaintiff’s personal injury-related claims on the basis that such claims are barred by the exclusivity provisions of the state’s Workers Compensation Act. The plaintiffs’ counsel filed an amended complaint in November 2006, limiting the case to property damage claims on behalf of a purported class of residents and property owners in the vicinity of the Decatur plant. Also, in 2005, the judge in a second purported class action lawsuit (filed by three residents of Morgan County, Alabama, seeking unstated compensatory and punitive damages involving alleged damage to their property from emissions of perfluorochemical compounds from the Company’s Decatur, Alabama, manufacturing facility that formerly manufactured those compounds) granted the Company’s motion to abate the case, effectively putting the case on hold pending the resolution of class certification issues in the first action described above filed in the same court in 2002. Despite the stay, plaintiffs filed an amended complaint seeking damages for alleged personal injuries and property damage on behalf of the named plaintiffs and the members of a purported class. No further action in the case is expected unless and until the stay is lifted.

In February 2009, a resident of Franklin County, Alabama, filed a purported class action lawsuit in the Circuit Court of Franklin County seeking compensatory damages and injunctive relief based on the application by the Decatur wastewater treatment plant of wastewater treatment sludge to farmland and grasslands in the state that allegedly contain PFOA, PFOS and other perfluorochemicals. The named defendants in the case include 3M, Dyneon LLC, Daikin America, Inc., Synagro-WWT, Inc., Synagro South, LLC and Biological Processors of America. The named plaintiff seeks to represent a class of all persons within the State of Alabama, Inc. who have had PFOA, PFOS and other perfluorochemicals released or deposited on their property. In March 2010, the Alabama Supreme Court ordered the case transferred from Franklin County to Morgan County. In May, 2010, consistent with its handling of the other matters, the Morgan County Circuit Court abated this case, putting it on hold pending the resolution of the class certification issues in the first case filed there.

In March 2011, several residents of Lawrence County, Alabama, filed a lawsuit in the Circuit Court of Lawrence County seeking unspecified compensatory and punitive damages and other relief for alleged personal injuries due to the exposure to PFCs. The named defendants in the case include the City of Decatur, Alabama, 3M, Dyneon LLC, Daikin America, Inc., Toray Industries, Inc. and two of its US subsidiaries, Synagro-WWT, Inc., Synagro South, LLC and Biological Processors of America. According to the complaint, Synagro acquired wastewater treatment sludge that allegedly contained PFOA, PFOS and other perfluorochemicals from the Decatur utilities wastewater treatment plant, and made it into a fertilizer that it sold to farmers who applied it to their farmland in Morgan, Limestone and Lawrence counties, including land adjacent to the plaintiffs’ residence.

On December 30, 2010, the State of Minnesota, by its Attorney General Lori Swanson, acting in its capacity as trustee of the natural resources of the State of Minnesota, filed a lawsuit in Hennepin County District Court against 3M to recover damages (including unspecified assessment costs and reasonable attorney’s fees) for alleged injury to, destruction of, and loss of use of certain of the State’s natural resources under the Minnesota Environmental Response and Liability Act (MERLA) and the Minnesota Water Pollution Control Act (MWPCA), as well as statutory nuisance and under common law claims of trespass, nuisance, and negligence with respect to the presence of PFC’s in the groundwater, surface water, fish or other aquatic life and sediments. The State also seeks declarations under MERLA that 3M is responsible for all damages the State may suffer in the future for injuries to natural resources from releases of PFCs into the environment, and under MWPCA that 3M is responsible for compensation for future loss or destruction of fish, aquatic life and other damages. On January 14, 2011, the City of Lake Elmo filed a motion to intervene in the State of Minnesota lawsuit and seeks damages in excess of $50,000 and other legal and equitable relief, including reasonable attorneys’ fees, for alleged contamination of city property, wells, groundwater and water contained in the wells with PFCs under several theories, including common law and statutory nuisance, strict liability, trespass, negligence, and conversion. The court has not yet ruled on whether the City of Lake Elmo will be a party to this lawsuit.

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

Environmental Liabilities and Insurance Receivables

As of March 31, 2011, the Company had recorded liabilities of $30 million for estimated “environmental remediation” costs based upon an evaluation of currently available facts with respect to each individual site and also recorded related insurance receivables of $15 million. The Company records liabilities for remediation costs on an undiscounted basis when they are probable and reasonably estimable, generally no later than the completion of feasibility studies or the Company’s commitment to a plan of action. Liabilities for estimated costs of environmental remediation, depending on the site, are based primarily upon internal or third-party environmental studies, and estimates as to the number, participation level and financial viability of any other potentially responsible parties, the extent of the contamination and the nature of required remedial actions. The Company adjusts recorded liabilities as further information develops or circumstances change. The Company expects that it will pay the amounts recorded over the periods of remediation for the applicable sites, currently ranging up to 20 years.

As of March 31, 2011, the Company had recorded liabilities of $85 million for “other environmental liabilities” based upon an evaluation of currently available facts to implement the Settlement Agreement and Consent Order with the MPCA, the remedial action agreement with ADEM, and to address trace amounts of perfluorinated compounds in drinking water sources in the City of Oakdale and Lake Elmo, Minnesota, as well as presence in the soil and groundwater at the Company’s manufacturing facilities in Decatur, Alabama, and Cottage Grove, Minnesota, and at two former disposal sites in Washington County, Minnesota (Oakdale and Woodbury). The Company expects that most of the spending will occur over the next five years.

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

Employment Litigation

In January 2011, 3M reached an agreement in principle with plaintiffs’ counsel to resolve the Whitaker and Garcia lawsuits.  The Whitaker settlement agreement was signed by all parties in March 2011. The court granted preliminary approval of the settlement on April 6, 2011 and provisionally certified a class for settlement purposes only. The final approval hearing is scheduled in December 2011. The Garcia settlement agreement is in the process of being signed by the parties and is not subject to further court review or approval. 3M is currently in discussions with the Equal Employment Opportunity Commission to resolve related charges described below. If finalized and approved by the court, administration of the settlement agreements will take several months to complete. The amount of the proposed settlements is not material to the Company’s consolidated results of operations or financial condition. The background of this litigation is set forth below.

Whitaker Lawsuit:

As previously reported, in December, 2004, one current and one former employee of the Company filed a purported class action in the District Court of Ramsey County, Minnesota, seeking to represent a class of all current and certain former salaried employees employed by the Company in Minnesota below a certain salary grade who were age 46 or older at any time during the applicable period to be determined by the Court (the “Whitaker” lawsuit). The complaint alleges the plaintiffs suffered various forms of employment discrimination on the basis of age in violation of the Minnesota Human Rights Act and seeks injunctive relief, unspecified compensatory damages (which they seek to treble under the statute), including back and front pay, punitive damages (limited by statute to $8,500 per claimant) and attorneys’ fees. In January 2006, the plaintiffs filed a motion to join four additional named plaintiffs. This motion was unopposed by the Company and the four plaintiffs were joined in the case, although one plaintiff’s claim was dismissed following an individual settlement. On April 11, 2008, the Court granted the plaintiffs’ motion to certify the case as a class action. On April 28, 2009, the Minnesota Court of Appeals reversed the District Court’s class certification decision, finding that the District Court had not required plaintiffs to meet the proper legal standards for certification of a class under Minnesota law and incorrectly had deferred resolving certain factual disputes that were relevant to the class certification requirements. The Court of Appeals remanded the case to the District Court for further proceedings in line with the evidentiary standards defined in its opinion. The trial court took expert testimony and held a hearing on the class certification question and had the matter under advisement when the parties reached a tentative settlement which rendered the certification issues moot.

Garcia Lawsuit

The Company was served on May 7, 2009 with a purported class action/collective action age discrimination lawsuit, which was filed in United States District Court for the Northern District of California, San Jose Division (the “Garcia lawsuit”). The case was subsequently transferred to the U.S. District Court for the District of Minnesota.

In this case, five former and one current employee of the Company are seeking to represent all current and former salaried employees employed by the Company in the United States during the liability period, which plaintiffs define as 2001 to the present. In addition to the six named plaintiffs, there are approximately 86 other current or former employees who have signed “opt-in” forms, seeking to join the action. The Garcia lawsuit expressly excludes those persons encompassed within the proposed class in the Whitaker lawsuit. The same firm, joined by additional California counsel and local Minnesota counsel for the Garcia lawsuit, represents the plaintiffs in both cases.

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

Other Matters

Commercial Litigation

In September 2010, various parties, on behalf of a purported class of shareholders of Cogent, Inc. (“Cogent”), commenced three lawsuits against the Company, Cogent, and its directors in the Delaware Court of Chancery. Plaintiffs allege that 3M, in connection with its tender offer for Cogent shares, aided and abetted the breach of fiduciary duties by Cogent directors and seek an unspecified amount of damages. The three cases were consolidated, expedited discovery was conducted, and Plaintiffs’ motion for a preliminary injunction to enjoin the transaction was denied on October 1, 2010. On November 15, 2010, plaintiffs filed an amended complaint that added directors of Cogent, Inc. appointed by 3M, as named defendants, and asserted additional claims of breach of fiduciary duties in connection with the transaction and a subsequent offering period. 3M has moved to dismiss all claims, which motion is scheduled to be heard by the Court in late April. The transaction closed on December 1, 2010.

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

Separately, several purported holders of Cogent shares, representing a total of approximately 5.8 million shares, have asserted appraisal rights under Delaware law. The Company has answered the appraisal petition and is defending this matter vigorously.

3M filed suit against Avery Dennison Corporation in the United States District Court for the District of Minnesota in June 2010, alleging that Avery’s OmniCube™ full cube retroreflective sheeting products, which are used for highway signage, infringe a number of 3M patents. 3M also sought a declaratory judgment from the District Court in Minnesota that 3M’s Diamond Grade DG3 full cube retroreflective sheeting does not infringe two Avery patents. In October 2010, Avery Dennison filed a lawsuit against the Company in the United States District Court for the Central District of California, alleging that 3M monopolized or attempted to monopolize the markets for Type XI retroreflective sheeting and for broad high performance sheeting in violation of the Sherman Act, as well as other claims. Avery alleges that 3M manipulated the standards-setting process of the American Society for Testing and Materials (ASTM), a private organization responsible for creating standards for, among other things, retroreflective sheeting used for highway signage; entered into illegal and anticompetitive contracts; and engaged in other anticompetitive acts including false advertising and disparagement. 3M moved to transfer the antitrust case to the United States District Court for the District of Minnesota, which motion was granted in February 2011. In the patent case, 3M’s motion to preliminarily enjoin the sales of Avery’s OmniCube retroreflective sheeting was denied in December 2010. The District Court also granted Avery’s motion to dismiss 3M’s declaratory judgment suit in March 2011.  3M has appealed the dismissal of the declaratory judgment lawsuit. In the meantime, 3M’s patent infringement lawsuit against Avery and Avery’s antitrust suit against 3M are moving forward in the Minnesota Court.

In December 2010, Meda AB filed a lawsuit in the Supreme Court of the State of New York, County of New York, alleging breach of certain representations and warranties contained in the October 2006 acquisition agreement pursuant to which Meda AB acquired the Company’s European pharmaceutical business. The lawsuit seeks to recover an amount to be determined at trial, but not less than $200 million, in compensatory damages alleging that 3M failed to disclose, during the due diligence period, certain pricing arrangements between 3M’s French subsidiary and the French government agency that determines the eligible levels of reimbursement for prescription pharmaceuticals. As previously stated, the damage amounts specified in complaints are not a meaningful factor in any assessment of the Company’s potential liability. The Company believes it has a number of legal and factual defenses to this claim and will vigorously defend it.

In December 2008, the investors that sold Acolyte Biomedica, Ltd. to the Company’s subsidiary in the United Kingdom filed suit in London’s High Court seeking damages for breach of the acquisition agreement, including damages of 40 million pounds sterling for loss of potential earnout payments under the acquisition agreement. Notwithstanding significant investments and efforts by the Company to support the sales of BacLite,™ a methicillin-resistant staphlococcus aureus (MRSA) screening device, the product was not a commercial success.  A five week trial in London’s High Court is scheduled to start June 13, 2011.

No liability has been recorded for the Company’s commercial litigation described in this section because the Company believes that liability is not probable and estimable and the Company is not able to estimate a possible loss or range of loss at this time.

NOTE 12. Stock-Based Compensation

The Company’s annual stock option and restricted stock unit grant is made in February to provide a strong and immediate link between the performance of individuals during the preceding year and the size of their annual stock compensation grants. The grant to eligible employees uses the closing stock price on the grant date. Stock options vest over a period from one year to three years with the expiration date at 10 years from date of grant. Accounting rules require recognition of expense under a non-substantive vesting period approach, requiring compensation expense recognition when an employee is eligible to retire. Employees are considered eligible to retire at age 55 and after having completed five years of service. This retiree-eligible population represents 28 percent of the 2011 annual grant stock-based compensation award expense dollars; therefore, higher stock-based compensation expense is recognized in the first quarter. The remaining total shares available for grant under the 2008 Long Term Incentive Plan Program are 22,050,326 as of March 31, 2011.

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

Stock-Based Compensation Expense

	Three months ended
	March 31,
(Millions)	2011	2010
Cost of sales	$14	$14
Selling, general and administrative expenses	87	82
Research, development and related expenses	15	16

Stock-based compensation expenses	$116	$112

Income tax benefits	$(41)	$(36)

Stock-based compensation expenses, net of tax	$75	$76

The following table summarizes stock option activity during the three months ended March 31, 2011:

Stock Option Program

			Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic Value
	Options	Price*	Life* (months)	(millions)
Under option —
January 1	70,335,044	$74.80
Granted
Annual	5,514,500	89.46
Progressive (Reload)	108,782	91.44
Other	2,251	90.46
Exercised	(5,374,873)	66.09
Canceled	(28,401)	73.66
March 31	70,557,303	$76.64	61	$1,210
Options exercisable
March 31	56,960,468	$76.09	50	$992

*Weighted average

As of March 31, 2011, there was $111 million of compensation expense that has yet to be recognized related to non-vested stock option based awards. This expense is expected to be recognized over the remaining weighted-average vesting period of 2.1 years. The total intrinsic values of stock options exercised were $135 million and $67 million during the three month periods ended March 31, 2011 and 2010, respectively. Cash received from options exercised was $355 million and $122 million for the three months ended March 31, 2011 and 2010, respectively. The Company’s actual tax benefits realized for the tax deductions related to the exercise of employee stock options were $42 million and $17 million for the three months ended March 31, 2011 and 2010, respectively. Capitalized stock-based compensation amounts were not material at March 31, 2011.

For the primary 2011 annual stock option grant, the weighted average fair value at the date of grant was calculated using the Black-Scholes option-pricing model and the assumptions that follow.

Annual
Stock Option Assumptions	2011
Exercise price	$89.47
Risk-free interest rate	2.8%
Dividend yield	2.6%
Expected volatility	22.0%
Expected life (months)	72
Black-Scholes fair value	$16.10

Expected volatility is a statistical measure of the amount by which a stock price is expected to fluctuate during a period. For the 2011 annual grant date, the Company estimated the expected volatility based upon the average of the most recent one year volatility, the median of the term of the expected life rolling volatility, the median of the most recent term of the expected life volatility of 3M stock, and the implied volatility on the grant date. The expected term assumption is based on the weighted average of historical grants.

The following table summarizes restricted stock and restricted stock unit activity during the three months ended March 31, 2011:

Restricted Stock and Restricted Stock Units	Number of Awards	Grant Date Fair Value*
Nonvested balance —
As of January 1	5,573,302	$70.43
Granted
Annual	889,448	89.46
Performance shares	384,148	84.00
Other	196,712	89.54
Vested	(393,802)	73.62
Forfeited	(21,420)	68.95
As of March 31	6,628,388	$74.15

*Weighted average

As of March 31, 2011, there was $172 million of compensation expense that has yet to be recognized related to non-vested restricted stock and restricted stock units. This expense is expected to be recognized over the remaining weighted-average vesting period of 2.0 years. The total fair value of restricted stock and restricted stock units that vested during the three months ended March 31, 2011 was $32 million and was not material for the three months ended March 31, 2010. The Company’s actual tax benefits realized for the tax deductions related to the vesting of restricted stock and restricted stock units was $10 million for the three months ended March 31, 2011 and not material for the three months ended March 31, 2010.

Restricted stock units granted under the 3M 2008 Long-Term Incentive Plan generally vest three years following the grant date assuming continued employment. The one-time “buyout” restricted stock unit grant in 2007 vests at the end of five years. Restricted stock unit grants issued in 2008 and prior did not accrue dividends during the vesting period. Beginning in 2009, dividend equivalents equal to the dividends payable on the same number of shares of 3M common stock accrue on these restricted stock units during the vesting period, although no dividend equivalents are paid on any of these restricted stock units that are forfeited prior to the vesting date. Dividends are paid out in cash at the vest date on restricted stock units, except for performance shares which do not earn dividends. Since the rights to dividends are forfeitable, there is no impact on basic earnings per share calculations. Weighted average restricted stock unit shares outstanding are included in the computation of diluted earnings per share.

In addition, the Company issues cash settled Restricted Stock Units and Stock Appreciation Rights in certain countries. These grants do not result in the issuance of Common Stock and are considered immaterial by the Company.

NOTE 13. Business Segments

Effective in the first quarter of 2011, 3M made certain product moves between its business segments in its continuing effort to drive growth by aligning businesses around markets and customers. There were no changes impacting business segments related to product moves for the Display and Graphics segment or the Consumer and Office segment. The product moves between business segments are summarized as follows:

•                  Certain pressure sensitive adhesives products within the Industrial Adhesives and Tapes Division and shock absorption and vibration dampening products within the Aerospace and Aircraft Maintenance Department (both within the Industrial and Transportation business segment) were transferred to the Electronic Markets Materials Division (part of the Electro and Communications business segment). In addition, certain medical respirator products within the Infection Prevention Division (part of the Health Care business segment) were transferred to the Occupational Health and Environmental Safety Division (within the Safety, Security and Protection Services business segment). The preceding product moves resulted in decreases in net sales for the total year 2010 of $152 million in the Industrial and Transportation business segment and $8 million in the Health Care business segment. These decreases were offset by increases in net sales for the total year 2010 of $121 million for the Electro and Communications business segment and $8 million for the Safety, Security and Protection Services business segment along with a $31 million change in the elimination of dual credit sales and corporate and unallocated.

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

Business Segment Information

	Three months ended
	March 31,
(Millions)	2011	2010

Net Sales
Industrial and Transportation	$2,450	$2,036
Health Care	1,255	1,114
Display and Graphics	943	869
Consumer and Office	1,000	912
Safety, Security and Protection Services	929	813
Electro and Communications	836	694
Corporate and Unallocated	5	4
Elimination of Dual Credit	(107)	(94)
Total Company	$7,311	$6,348

Operating Income
Industrial and Transportation	$516	$443
Health Care	369	346
Display and Graphics	230	212
Consumer and Office	215	219
Safety, Security and Protection Services	199	182
Electro and Communications	178	147
Corporate and Unallocated	(105)	(83)
Elimination of Dual Credit	(24)	(21)
Total Company	$1,578	$1,445

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM*

To the Stockholders and Board of Directors of 3M Company:

We have reviewed the accompanying consolidated balance sheet of 3M Company and its subsidiaries as of March 31, 2011, and the related consolidated statements of income and of cash flows for the three-month periods ended March 31, 2011 and 2010. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2010, and the related consolidated statements of income, of changes in equity and comprehensive income, and of cash flows for the year then ended (not presented herein), and in our report dated February 16, 2011, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2010, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Minneapolis, Minnesota

May 5, 2011

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to provide a reader of 3M’s financial statements with a narrative from the perspective of management. 3M’s MD&A is presented in the following sections:

•                  Overview

•                  Results of Operations

•                  Performance by Business Segment

•                  Financial Condition and Liquidity

•                  Cautionary Note Concerning Factors That May Affect Future Results

OVERVIEW

3M is a diversified global manufacturer, technology innovator and marketer of a wide variety of products and services. 3M manages its operations in six operating business segments: Industrial and Transportation; Health Care; Display and Graphics; Consumer and Office; Safety, Security and Protection Services; and Electro and Communications. As discussed in Note 13 to the Consolidated Financial Statements, effective in the first quarter of 2011, 3M made certain product moves between its business segments in its continuing effort to drive growth by aligning businesses around markets and customers. The financial information presented herein reflects the impact of these business segment changes for all periods presented.

First-quarter 2011 sales totaled $7.3 billion, an increase of 15.2 percent from the first quarter of 2010, with all business segments showing improvement. First-quarter 2011 sales also increased in every major geographic region, with Asia Pacific up 21 percent, Latin America/Canada up 19.5 percent, Europe up 13.1 percent, and the U.S up 10.2 percent. Of the 15.2 percent sales growth, approximately 9 points were from higher organic volumes, 3 points from acquisitions and another 3 points from favorable currency effects. From the second quarter of 2009 through the third quarter of 2010, 3M recorded H1N1-related sales in 3M’s personal protection business within the Safety, Security and Protection Services business segment. The absence of H1N1-related sales in the first quarter of 2011 reduced first-quarter 2011 sales growth by approximately 0.80 percentage points. Adjusting for Japan (discussed below) and H1N1-related impacts, organic volumes increased approximately 10.4 percent. Net income attributable to 3M in the first quarter of 2011 was $1.081 billion, or $1.49 per diluted share. Including special items (discussed below), net income attributable to 3M in the first quarter of 2010 was $930 million, or $1.29 per diluted share.

3M estimates that combined direct and indirect business disruption resulting from the recent Japan natural disaster reduced first-quarter 2011 sales growth by 0.70 percentage points, operating margins by 0.40 percentage points, and earnings by approximately 3 cents per diluted share. Japan represented approximately 9 percent of total 3M sales for total year 2010. 3M’s facilities in Japan are fully operational, and the Company plans to install backup power for contingency purposes. Distribution channels are also returning to normal and 3M is leveraging alternative supply chains to meet demand. 3M expects additional Japan-related impacts in the second quarter of 2011, but these impacts should begin to wane in the second half of 2011. Automobile and electronic manufacturers are most impacted, which largely impacts 3M’s automotive OEM and consumer electronics-related businesses. Based on 3M’s current assessment, no material asset or investment impairments have been recorded. In addition, 3M is not aware of any significant issues related to this natural disaster concerning inventory, customer receivables, lease terminations, environmental exposures, guarantees, indemnifications, debt covenant compliance, or significant tax issues. 3M does have certain insurance coverage which could limit its exposure if any material issues do develop.

The first quarter of 2010 includes a one-time, non-cash income tax charge of $84 million, or 11 cents per diluted share, resulting from the March 2010 enactment of the Patient Protection and Affordable Care Act, including modifications made in the Health Care and Education Reconciliation Act of 2010. Refer to the special items discussion at the end of this overview section for more detail.

In the first quarter of 2011, all six of 3M’s business segments posted strong sales growth, ranging from 8.5 to 20.5 percent, in addition to having operating income margins of greater than 21 percent. The following table contains sales and operating income results by business segment for the three months ended March 31, 2011 and 2010.

	Three months ended March 31,
	2011		2010		% change
	Net	Operating	Net	Operating	Net	Operating
(Dollars in millions)	Sales	Income	Sales	Income	Sales	Income
Business Segments
Industrial and Transportation	$2,450	$516	$2,036	$443	20.3%	16.6%
Health Care	1,255	369	1,114	346	12.7	6.5
Display and Graphics	943	230	869	212	8.5	8.9
Consumer and Office	1,000	215	912	219	9.6	(1.9)
Safety, Security and Protection Services	929	199	813	182	14.4	9.1
Electro and Communications	836	178	694	147	20.5	21.4
Corporate and Unallocated	5	(105)	4	(83)
Elimination of Dual Credit	(107)	(24)	(94)	(21)
Total Company	$7,311	$1,578	$6,348	$1,445	15.2%	9.2%

Sales in the first quarter of 2010 increased 15.2 percent, as every business segment experienced solid growth, led by Electro and Communications at 20.5 percent, Industrial and Transportation at 20.3 percent, Safety, Security and Protection Services at 14.4 percent and Health Care at 12.7 percent. Organic sales volumes grew 8.9 percent, led by sales in emerging markets. Sales grew by 30 percent in India, 27 percent in China/Hong Kong and 25 percent in Brazil. Local-currency sales (which includes volume, selling price and acquisition impacts, but excludes divestiture and translation impacts) increased 12.2 percent and foreign currency impacts added 3 percent. Operating income margins for the three months ended March 31, 2011 were 21.6 percent, compared to 22.8 percent in the first three months of 2010. Refer to the section entitled “Performance by Business Segment” later in MD&A for a more detailed discussion of the results of the respective segments. Refer to Note 13 for discussion of Corporate and Unallocated and Elimination of Dual Credit.

3M generated $733 million of operating cash flows for the three months ended March 31, 2011, compared to $1.082 billion for the three months ended March 31, 2010. Refer to the section entitled “Cash Flows from Operating Activities” later in the MD&A for a discussion of items impacting cash flows. In February 2011, 3M’s Board of Directors authorized the repurchase of up to $7.0 billion of 3M’s outstanding common stock, which replaced the Company’s previous repurchase program. This authorization has no pre-established end date. In the first three months of 2011, the Company purchased $680 million of treasury stock, of which a portion was under the previous authorization, compared to $20 million of treasury stock in the first three months of 2010. As of March 31, 2011, approximately $6.6 billion remained available for repurchase. In February 2011, 3M’s Board of Directors authorized a dividend increase of 4.8 percent for 2011, marking the 53rd consecutive year of dividend increases for 3M. 3M’s debt to total capital ratio (total capital defined as debt plus equity) at both March 31, 2011 and December 31, 2010 was 25 percent. 3M has an AA- credit rating with a stable outlook from Standard & Poor’s and an Aa2 credit rating with a stable outlook from Moody’s Investors Service. In addition to cash on hand, the Company has sufficient access to capital markets to meet currently anticipated growth and acquisition investment funding needs.

For total year 2011, 3M estimates that combined direct and indirect business disruption resulting from events in Japan will reduce full year 2011 sales growth by approximately 1 percentage point, operating income margins by 0.30 percentage points, and earnings by approximately 10 to 13 cents per diluted share. In 2011, including the impacts of the natural disaster in Japan, 3M expects sales growth of 12 percent or more. This includes organic sales volume growing at a rate of 6 to 7.5 percent, currency effects adding 2 to 3 percent (assuming March 31, 2011 exchange rates), and acquisitions adding 4 to 6 percent for the year. This expected sales growth and related incremental operating income, including a benefit from currency effects (assuming March 31, 2011 exchange rates), should more than offset the items that will negatively impact earnings, as summarized below.

There are a few major items that will negatively impact earnings in 2011. First, as discussed further below, 3M expects that pension and postretirement expense will decrease 2011 earnings, when compared to 2010, by approximately 22 cents per diluted share. A banked vacation policy change made in 2009 will also negatively impact earnings in 2011. Prior to 2009, 3M allowed employees to bank a certain amount of unused vacation. Effective January 1, 2009, 3M employees were given two years to use their previously banked vacation, with the resulting reduction in 3M’s liability benefiting both 2009 and 2010 operating results. This change resulted in an estimated 8 cent per diluted share benefit in 2010 results, which will not carry-over into 2011, and thus, will negatively impact 2011 versus 2010 comparisons. Finally, 3M’s assessment of the income tax rate indicates an expected 2011 effective tax rate of approximately 29.5 percent compared to 27.7 percent for 2010.

On a worldwide basis, 3M’s pension and postretirement plans were 90 percent funded at year-end 2010. The U.S. qualified plan, which is approximately 71 percent of the worldwide pension obligation, was 97 percent funded, the non-qualified pension plan was not funded, and the international pension plans were 89 percent funded. Asset returns in 2010 for the U.S. qualified plan were 14.4% while the year-end 2010 discount rate was 5.23%, down 0.54 percentage points from the 2009 discount rate of 5.77%. 3M expects to contribute $400 million to $600 million of cash to its global pension and postretirement plans in 2011. The Company does not have a required minimum pension contribution obligation for its U.S. plans in 2011. 3M expects pension and postretirement benefit expense in 2011 to increase by approximately $215 million pre-tax, or 22 cents per diluted share, when compared to 2010.

Forward-looking statements in Part I, Item 2 may involve risks and uncertainties that could cause results to differ materially from those projected (refer to the section entitled “Cautionary Note Concerning Factors That May Affect Future Results” in Part I, Item 2 and the risk factors provided in Part II, Item 1A for discussion of these risks and uncertainties).

Special Items:

Special items represent significant charges or credits that are important to understanding changes in the Company’s underlying operations.

First quarter 2010 special items:

The first quarter of 2010 includes a one-time, non-cash income tax charge of $84 million, or 11 cents per diluted share, resulting from the March 2010 enactment of the Patient Protection and Affordable Care Act, including modifications made in the Health Care and Education Reconciliation Act of 2010 (collectively, the “Act”). The charge is due to a reduction in the value of the company’s deferred tax asset as a result of the Act’s change to the tax treatment of Medicare Part D reimbursements. This item is discussed in more detail in Note 5 (Income Taxes).

RESULTS OF OPERATIONS

Percent change information compares the first quarter of 2011 with the same period last year, unless otherwise indicated.

Net Sales:

	Three months ended March 31, 2011
	United States	Asia Pacific	Europe, Middle East and Africa	Latin America/ Canada	Other Unallocated	Worldwide
Net sales (millions)	$2,406	$2,341	$1,764	$802	$(2)	$7,311
% of worldwide sales	32.9%	32.0%	24.1%	11.0%	—	100.0%
Components of net sales change:
Volume — organic	6.1%	14.2%	6.4%	8.4%	—	8.9%
Price	0.7	(1.7)	0.6	2.3	—	0.1
Organic local-currency sales	6.8	12.5	7.0	10.7	—	9.0
Acquisitions	3.4	3.1	3.5	1.6	—	3.2
Local-currency sales	10.2	15.6	10.5	12.3	—	12.2
Divestitures	—	—	—	—	—	—
Translation	—	5.4	2.6	7.2	—	3.0
Total sales change	10.2%	21.0%	13.1%	19.5%	—	15.2%

Sales in the first quarter of 2010 increased 15.2 percent, with broad-based geographic area growth across all major geographic regions led by Asia Pacific and the combined Latin America/Canada region. 3M’s organic volume growth of 8.9 percent, or 10.4 percent adjusted for H1N1 and Japan, was significantly higher than first-quarter 2011 estimated worldwide IPI (Industrial Production Index) of approximately 6 percent. Acquisitions added 3.2 percent to growth and currency impacts benefited first quarter 2011 sales growth by 3 percent. Selling prices rose just slightly in the first quarter, impacted significantly by optical systems, where price-down is a normal part of business, as selling prices in 3M’s other businesses increased by nearly one percentage point.

Operating Expenses:

	Three months ended
	March 31,
(Percent of net sales)	2011	2010	Change
Cost of sales	52.0%	51.0%	1.0%
Selling, general and administrative expenses	21.0	20.8	0.2
Research, development and related expenses	5.4	5.4	—
Operating income	21.6%	22.8%	(1.2)%

As discussed in the overview section, 3M expects pension and postretirement expense (excluding any possible settlement, curtailment or other special termination benefits in 2011) to increase approximately $215 million for total year 2011 when compared to 2010. The first-quarter 2011 versus 2010 year-on-year increase was $47 million, which negatively impacted cost of sales; selling, general and administrative expenses (SG&A); and research, development and related expenses (R&D) in the aggregate by approximately 0.7 percentage points.

Cost of sales includes manufacturing, engineering and freight costs. Cost of sales as a percent of net sales was 52.0 percent in the first quarter of 2011, an increase of one percentage point from the same quarter last year. While an 8.9 percent growth in organic sales volume helped first-quarter 2011 operating income margins, this benefit was essentially offset by higher raw material costs. 3M expects price increases to largely offset total year 2011 raw material inflation. In addition, higher pension and postretirement expense, and the impact of the natural disaster in Japan, increased cost of sales as a percent of net sales.

SG&A and R&D expenses in dollars increased 16 percent and 17 percent, respectively, with the increases primarily attributable to continued high levels of growth-oriented investment, currency translation, acquisitions, and higher pension and postretirement expense. SG&A as a percent of net sales increased 0.2 percentage points in the first quarter of 2011 compared to the first quarter of 2010, while R&D as a percent of sales remained unchanged.

Operating Income:

3M uses operating income as one of its primary business segment performance measurement tools. Operating income margins were 21.6 percent in the first three months of 2011 compared to 22.8 percent of sales in the first three months of 2010. From an operating income margin perspective, the benefits from organic sales volume leverage were more than offset by the impact of the natural disaster in Japan, H1N1-related impacts, increases in raw material prices, and increased pension and postretirement expense. Operating income dollars increased 9 percent to $1.6 billion, but would have increased an additional 8 percent if you were to adjust for the combined impacts of the Japan natural disaster, H1N1-related impacts and increased pension and postretirement expense.

Interest Expense and Income:

	Three months ended
	March 31,
(Millions)	2011	2010
Interest expense	$43	$48
Interest income	(10)	(6)
Total	$33	$42

Interest expense was lower when compared to the same period last year, primarily due to reductions in U.S. long-term average debt balances. Interest income increased, primarily due to higher U.S. and international rates.

Provision for Income Taxes:

	Three months ended
	March 31,
(Percent of pre-tax income)	2011	2010
Effective tax rate	28.6%	31.9%

The effective tax rate for the first quarter of 2011 was 28.6 percent, compared to 31.9 percent in the first quarter of 2010, a decrease of 3.3 percent. The first quarter of 2010 includes a one-time income tax charge of $84 million as a result of the March 2010 enactment of the Patient Protection and Affordable Care Act, including modifications made in the Health Care and Education Reconciliation Act of 2010, which increased the first-quarter 2010 effective tax rate by approximately 6 percent. Other factors on a combined basis increased the effective tax rate for the first quarter of 2011 when compared to the first quarter of 2010 by 2.7 percent, with the most significant item related to international taxes. This was due primarily to the one-time 2010 tax benefits resulting from the corporate alignment transactions that allowed the Company to increase its ownership of a foreign subsidiary. In addition, the Company’s effective tax rate benefited during the first quarter of 2011 from the reinstatement of the research and development credit and adjustments to its income tax reserves. Refer to Note 5 for further discussion of income taxes.

The company currently expects that its effective tax rate for total year 2011 will be approximately 29.5 percent. The rate will change from quarter to quarter due to discrete items, such as the settlement of income tax audits and changes in tax laws, as well as recurring factors, such as the geographic mix of income before taxes.

Net Income Attributable to Noncontrolling Interest:

	Three months ended
	March 31,
(Millions)	2011	2010
Net income attributable to noncontrolling interest	$22	$25

Net income attributable to noncontrolling interest represents the elimination of the income or loss attributable to non-3M ownership interests in 3M consolidated entities. The changes in noncontrolling interest amounts are primarily related to Sumitomo 3M Limited (Japan), which is 3M’s most significant consolidated entity with non-3M ownership interests. As of March 31, 2011, 3M’s effective ownership in Sumitomo 3M Limited is 75 percent.

Currency Effects:

3M estimates that year-on-year currency effects, including hedging impacts, increased net income attributable to 3M by approximately $47 million for the for the three months ended March 31, 2011. This estimate includes the effect of translating profits from local currencies into U.S. dollars and the impact of currency fluctuations on the transfer of goods between 3M operations in the United States and abroad. This estimate also includes year-on-year currency effects from transaction gains and losses, including derivative instruments designed to reduce foreign currency exchange rate risks, which 3M estimates increased net income attributable to 3M by approximately $16 million for the three months ended March 31, 2011.

Significant  Accounting Policies:

Information regarding new accounting standards is included in Note 1 to the Consolidated Financial Statements.

PERFORMANCE BY BUSINESS SEGMENT

As discussed in Note 13 to the Consolidated Financial Statements, effective in the first quarter of 2011, 3M made certain product moves between its business segments. Segment information for all periods presented has been reclassified to reflect the new segment structure.

Information related to 3M’s business segments for the first quarters of both 2011 and 2010 is presented in the tables that follow. Organic local-currency sales include both organic volume impacts plus selling price impacts. Acquisition impacts, a component of local currency sales growth, are measured separately for the first twelve months of the acquisition. The divestiture impact, if any, translation impact and total sales change are also provided for each business segment.

Industrial and Transportation Business:

	Three months ended
	March 31,
	2011	2010
Sales (millions)	$2,450	$2,036
Sales change analysis:
Organic local currency	13.3%	22.9%
Acquisitions	3.6	0.1
Local currency	16.9	23.0
Translation	3.4	5.7
Total sales change	20.3%	28.7%

Operating income (millions)	$516	$443
Percent change	16.6%	158.5%
Percent of sales	21.1%	21.7%

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

Sales in Industrial and Transportation increased 20.3 percent to $2.45 billion. In local-currency terms, sales increased 16.9 percent, which included 3.6 percent from acquisitions, primarily Winterthur Technologie AG (Winterthur) and Alpha Beta Enterprise Co. Ltd. (Alpha Beta), which are discussed further below. Foreign currency impacts added 3.4 percent to first quarter sales growth. Sales growth was broad-based, as every business in this segment posted local-currency sales increases. Local-currency sales growth was led by renewable energy, aerospace and aircraft maintenance, abrasives and industrial adhesives and tapes. Geographically, sales increased in all major regions, led by a 28 percent increase in Asia Pacific, 22 percent in Latin America/Canada, 19 percent in Europe and 14 percent in the U.S.

Industrial and Transportation continues to invest aggressively to accelerate its growth capability. In March 2011, 3M acquired a controlling interest in Winterthur via completion of a public tender offer. Winterthur, based in Zug, Switzerland, is a leading global supplier of precision grinding technology serving customers in the area of hard-to-grind precision applications in industrial, automotive, aircraft, and cutting tools. In addition, in February 2011, 3M completed its acquisition of the tape-related assets of Alpha Beta, a leading manufacturer of box sealing tape and masking tape headquartered in Taipei, Taiwan.

Operating income was $516 million in the first quarter, 16.6 percent higher than the first quarter of last year, and increased in-line with 3M’s local-currency sales growth of 16.9 percent. Strong revenue growth and operational excellence drove operating income growth. Considering 3M’s continued investments, including purchase accounting impacts from the recent acquisitions discussed above, higher raw material costs, and higher pension/postretirement benefit costs, 3M was still able to maintain operating income margins above 21 percent.

Health Care Business:

	Three months ended
	March 31,
	2011	2010
Sales (millions)	$1,255	$1,114
Sales change analysis:
Organic local currency	4.6%	7.5%
Acquisitions	5.1	—
Local currency	9.7	7.5
Divestitures	—	(0.2)
Translation	3.0	4.6
Total sales change	12.7%	11.9%

Operating income (millions)	$369	$346
Percent change	6.5%	13.1%
Percent of sales	29.4%	31.1%

The Health Care segment serves markets that include medical clinics and hospitals, pharmaceuticals, dental and orthodontic practitioners, and health information systems. Products and services provided to these and other markets include medical and surgical supplies, skin health and infection prevention products, dental and orthodontic products (oral care), inhalation and transdermal drug delivery systems, health information systems, and food safety products.

Health Care local-currency sales increased 9.7 percent, including a benefit of 5.1 percent from acquisitions, primarily related to the Arizant Inc. acquisition in the fourth quarter of 2010. Arizant Inc. is a leading manufacturer of patient warming solutions designed to prevent hypothermia in surgical settings. Currency impacts increased sales by 3 percent. On a geographic basis, all regions posted positive sales growth, with Asia Pacific up 21 percent, Latin America/Canada up 19 percent, Europe up 11 percent and the U.S. up 10 percent. Local currency sales increased in all businesses, led by growth in both infection prevention and food safety.

Operating income increased 6.5 percent to $369 million. Operating income margins were 29.4 percent in the first quarter of 2011 compared to 31.1 percent in the first quarter of 2010. 3M’s long-term expectation is that operating income margins will be in the high 20’s, as 3M continues to invest to grow this business.

Display and Graphics Business:

	Three months ended
	March 31,
	2011	2010
Sales (millions)	$943	$869
Sales change analysis:
Organic local currency	6.4%	38.4%
Acquisitions	—	—
Local currency	6.4	38.4
Translation	2.1	4.0
Total sales change	8.5%	42.4%

Operating income (millions)	$230	$212
Percent change	8.9%	254.4%
Percent of sales	24.4%	24.3%

The Display and Graphics segment serves markets that include electronic display, traffic safety and commercial graphics. This segment includes optical film solutions for LCD electronic displays; computer screen filters; reflective sheeting for transportation safety; commercial graphics sheeting and systems; and mobile interactive solutions, including mobile display technology, visual systems products, and computer privacy films.

Sales in Display and Graphics were $943 million, up 8.5 percent year-on-year. Sales increased 6.4 percent in local currencies, which was all organic. Foreign currency impacts increased sales by 2.1 percent. Local-currency sales growth was led by 3M’s commercial graphics and architectural markets businesses. The architectural markets business brings new solutions and technologies for surface and glass finishes and lighting into the architectural and design market. Optical systems sales grew, even though consumer TV demand was soft, while demand for 3M film used in smart phones and tablet PC’s remained robust. Traffic safety systems also posted positive sales growth. Sales increased in all geographic regions, led by the U.S. at 18 percent and Latin America/Canada at 15 percent.

Concerning optical systems, 3M estimates that the TV channel still has a few weeks of excess inventory. 3M expects that this excess inventory will be quickly corrected via production cuts, plus the impact of model changes that will take place in the second quarter of 2011. For planning purposes, 3M has assumed some volume contraction from the loss of LCD TV attachment, which frequently happens in the ebb and flow of competition and pricing in that channel.

Operating income in the first quarter of 2011 totaled $230 million, or 24.4 percent of sales, slightly higher than the first quarter of 2010. Sales growth in commercial graphics, architectural markets, and optical systems helped 3M maintain its operating income margins in this business segment. Operating income increased 8.9 percent, in-line with sales growth.

Consumer and Office Business:

	Three months ended
	March 31,
	2011	2010
Sales (millions)	$1,000	$912
Sales change analysis:
Organic local currency	4.8%	8.1%
Acquisitions	2.2	2.6
Local currency	7.0	10.7
Translation	2.6	4.0
Total sales change	9.6%	14.7%

Operating income (millions)	$215	$219
Percent change	(1.9)%	32.7%
Percent of sales	21.5%	24.0%

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

Sales in Consumer and Office increased 9.6 percent in the first quarter to $1 billion. Local-currency sales increased 7 percent, which included 4.8 percent from organic growth and 2.2 percent from acquisitions. Acquisition growth was largely due to the April 2010 acquisition of the A-One branded label business and related operations. A-One is the largest branded label business in Asia and the second largest worldwide. 3M acquired Hybrivet Systems Inc. in the first quarter of 2011, a provider of instant-read products to detect lead and other contaminants and toxins. The office supply business led local-currency sales growth, driven by both the A-One acquisition and organic growth. All other businesses also posted positive local-currency growth in the first quarter. Foreign currency impacts contributed 2.6 percent to sales growth. On a geographic basis, sales increased in all regions, led by Asia Pacific at 31 percent and Latin America/Canada at 15 percent.

Consumer and Office operating income decreased 1.9 percent to $215 million, with operating income margins of 21.5 percent. Increased strategic selling, advertising and merchandising investments are helping 3M achieve strong levels of sales growth, but in the short-term this is resulting in some operating income margin erosion. 3M is committed to investing in and driving this business for the longer term. In addition, like other businesses, raw material increases in the first quarter also impacted operating income margins.

Safety, Security and Protection Services Business:

	Three months ended
	March 31,
	2011	2010
Sales (millions)	$929	$813
Sales change analysis:
Organic local currency	5.0%	14.8%
Acquisitions	6.3	—
Local currency	11.3	14.8
Translation	3.1	5.7
Total sales change	14.4%	20.5%

Operating income (millions)	$199	$182
Percent change	9.1%	46.0%
Percent of sales	21.4%	22.4%

The Safety, Security and Protection Services segment serves a broad range of markets that increase the safety, security and productivity of workers, facilities and systems. Major product offerings include personal protection products, cleaning and protection products for commercial establishments, safety and security products (including border and civil security solutions), roofing granules for asphalt shingles, corrosion protection products used in the oil and gas pipeline markets, and track and trace solutions.

Safety, Security and Protection Services sales increased 14.4 percent in the first quarter of 2011. H1N1-related comparisons reduced first quarter 2011 sales growth by 6.5 percent. 3M had sales related to the H1N1 virus in 2010, all in the first three quarters of the year. Even with this difficult comparison, local-currency sales growth was 11.3 percent, which included 6.3 percent growth from acquisitions. The acquisition benefit primarily related to two fourth-quarter 2010 acquisitions, namely Attenti Holdings S.A. and Cogent Inc. Attenti Holdings S.A. is a supplier of remote people-monitoring technologies used for offender-monitoring applications and to assist eldercare facilities in monitoring and enhancing the safety of patients. Cogent Inc. is a provider of finger, palm, face and iris biometric systems for governments, law enforcement agencies, and commercial enterprises. Foreign currency effects added 3.1 percent to first-quarter sales. All geographic regions posted sales growth, led by Asia Pacific at 24 percent, and Latin America/Canada at 20 percent.

3M experienced local-currency sales growth in security systems, track and trace, and corrosion protection products. 3M also saw growth in its personal protection products, or more specifically, respiratory products, but this growth was hampered by H1N1-related comparisons.

Operating income for the first quarter of 2010 rose 9.1 percent to $199 million, with a 21.4 percent operating income margin. H1N1-related comparisons negatively impacted year-on-year sales and operating income growth.

Electro and Communications Business:

	Three months ended
	March 31,
	2011	2010
Sales (millions)	$836	$694
Sales change analysis:
Organic local currency	17.1%	34.6%
Acquisitions	—	—
Local currency	17.1	34.6
Divestitures	—	(1.0)
Translation	3.4	5.1
Total sales change	20.5%	38.7%

Operating income (millions)	$178	$147
Percent change	21.4%	484.7%
Percent of sales	21.3%	21.1%

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

Electro and Communications sales were $836 million in the first quarter, an increase of 20.5 percent in U.S. dollars and 17.1 percent in local currency. Foreign currency impacts added 3.4 percent to first-quarter growth. Sales expanded in all geographic regions, led by the Asia Pacific area at 25 percent and Latin America/Canada at 23 percent. Sales growth was led by businesses that supply the consumer electronics and semiconductor industries. 3M also saw strong growth in the electrical markets business, which supplies connectors and other such solutions to the power utility, MRO (maintenance, repair and overhaul) and appliance markets. The telecom infrastructure-related business and touch systems also showed sales growth.

Operating income increased 21.4 percent to $178 million in the first quarter of 2011, with operating income increasing at a slightly higher rate than sales. Operating income margins were 21.3 percent, slightly higher than the first quarter of 2010.

FINANCIAL CONDITION AND LIQUIDITY

As indicated in the following table, 3M’s net debt at March 31, 2011 totaled $1.227 billion, compared to $434 million at December 31, 2010. At March 31, 2011, 3M had $4.4 billion of cash, cash equivalents, and marketable securities and $5.6 billion of debt. Debt included $4.5 billion of long-term debt and $1.1 billion related to the current portion of long-term debt and other borrowings. The current portion of long-term debt includes $800 million in medium-term notes due in November 2011. The strength of 3M’s capital structure and consistency of its cash flows provide 3M reliable access to capital markets. Additionally, the Company’s debt maturity profile is staggered to ensure refinancing needs in any given year are reasonable in proportion to the total portfolio.

The Company generates significant ongoing cash flow, which has been used, in part, to fund share repurchase activities, pay dividends on 3M common stock, and for acquisitions. As discussed in Note 2, in the first quarter of 2011, the Company acquired Winterthur Technologie AG and other businesses for an aggregate $471 million in cash. This is in addition to several significant fourth-quarter 2010 acquisitions, when the Company purchased Arizant Inc., Attenti Holdings S.A. and Cogent Inc. 3M was able to complete these acquisitions without incurring significant additional debt, while maintaining a strong cash, cash equivalents and marketable securities position.

	Mar. 31,	Dec. 31,
(Millions)	2011	2010

Total Debt	$5,619	$5,452
Less: Cash and cash equivalents and marketable securities	4,392	5,018
Net Debt	$1,227	$434

The Company defines net debt as total debt less cash, cash equivalents and marketable securities. 3M considers net debt to be an important measure of liquidity and its ability to meet ongoing obligations. This measure is not defined under U.S. generally accepted accounting principles and may not be computed the same as similarly titled measures used by other companies.

Cash, cash equivalents and marketable securities at March 31, 2011 decreased by $626 million when compared to year-end 2010. Operating cash flow of $733 million in the first three months of 2011 was more than offset by utilization of cash for acquisitions ($471 million), dividends paid to shareholders ($392 million), net treasury stock repurchases ($302 million), and capital spending ($231 million). The Company has sufficient liquidity to meet currently anticipated growth plans, including capital expenditures, working capital investments and acquisitions. The Company does not utilize derivative instruments linked to the Company’s stock. However, the Company does have contingently convertible debt that, if conditions for conversion are met, is convertible into shares of 3M common stock (refer to Note 10 in 3M’s 2010 Annual Report on Form 10-K).

The Company’s financial condition and liquidity are strong. Various assets and liabilities, including cash and short-term debt, can fluctuate significantly from month to month depending on short-term liquidity needs. Working capital (defined as current assets minus current liabilities) totaled $6.745 billion at March 31, 2011, compared with $6.126 billion at December 31, 2010. Working capital increases were primarily attributable to increases in accounts receivable and inventory, which was partially attributable to the strong increase in demand in the first quarter of 2011.

Primary short-term liquidity needs are met through U.S. commercial paper and euro commercial paper issuances. The Company maintains a commercial paper program that allows 3M to have a maximum of $3 billion outstanding with a maximum maturity of 397 days from date of issuance. As of March 31, 2011 and December 31, 2010, 3M had no outstanding commercial paper. The Company believes it is unlikely that its access to the commercial paper market will be restricted. Effective April 30, 2007, the Company has a $1.5-billion five-year credit facility, which has provisions for the Company to request an increase of the facility up to $2 billion (at the lenders’ discretion), and providing for up to $150 million in letters of credit. As of March 31, 2011, approximately $148 million was utilized for letters of credit in connection with normal business activities. Debt covenants do not restrict the payment of dividends.

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

The Company has an AA- credit rating, with a stable outlook, from Standard & Poor’s and an Aa2 credit rating, with a stable outlook, from Moody’s Investors Service. Under its $1.5-billion five-year credit facility agreement, 3M is required to maintain its EBITDA to Interest Ratio as of the end of each fiscal quarter at not less than 3.0 to 1. This is calculated (as defined in the agreement) as the ratio of consolidated total EBITDA for the four consecutive quarters then ended to total interest expense on all funded debt for the same period. At March 31, 2011, this ratio was approximately 36 to 1.

3M’s strong balance sheet and liquidity provide the Company with significant flexibility to take advantage of numerous opportunities going forward. The Company will continue to invest in its operations to drive growth, including continual review of acquisition opportunities. 3M has a long history of dividend increases. In February 2011, the Board of Directors increased the quarterly dividend on 3M common stock by 4.8 percent to 55 cents per share, equivalent to an annual dividend of $2.20 per share. In February 2011, 3M’s Board of Directors authorized the repurchase of up to $7.0 billion of 3M’s outstanding common stock, which replaced the Company’s previous repurchase program. This authorization has no pre-established end date. At March 31, 2011, the Company has $6.6 billion remaining under this authorization.

For the three months ended March 31, 2011, contributions totaling $39 million were made to the Company’s U.S. and international pension plans and $22 million to its postretirement plans. In 2011, the Company expects to contribute in the range of $400 million to $600 million to its U.S. and international pension and postretirement plans. The Company does not have a required minimum pension contribution obligation for its U.S. plans in 2011. Therefore, the amount of the anticipated discretionary contribution could vary significantly depending on the U.S. qualified plans’ funded status as of the 2011 measurement date and the anticipated tax deductibility of the contribution. Future contributions will also depend on market conditions, interest rates and other factors. 3M believes its strong cash flow and balance sheet will allow it to fund future pension needs without compromising growth opportunities.

The Company uses various working capital measures that place emphasis and focus on certain working capital assets and liabilities. These measures are not defined under U.S. generally accepted accounting principles and may not be computed the same as similarly titled measures used by other companies. One of the primary working capital measures 3M uses is a combined index, which includes accounts receivable, inventory and accounts payable. This combined index (defined as current quarterly net sales multiplied by four, divided by the sum of ending net accounts receivable plus inventory less accounts payable) was 5.0 at March 31, 2011, down from 5.3 at both December 31, 2010 and March 31, 2010. Receivables increased $594 million, or 16 percent, compared with December 31, 2010, with higher March 2011 sales compared to December 2010 sales contributing to this increase. In addition, acquisitions increased accounts receivable by $80 million and currency translation increased accounts receivable by $45 million, as the U.S. dollar weakened in aggregate against a multitude of currencies. Inventories increased $334 million, or 11 percent, compared with December 31, 2010. The inventory increases are partially attributable to the increase in demand in the first quarter of 2011. In addition, acquisitions increased inventory by $101 million and currency translation increased inventory by $52 million, as the U.S. dollar weakened in aggregate against a multitude of currencies. Accounts payable increased $153 million compared with December 31, 2010, with acquisitions accounting for $45 million of this increase and currency translation accounting for $25 million, with the balance primarily related to improvement in business activity.

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

Cash Flows from Operating Activities:

	Three months ended
	March 31,
(Millions)	2011	2010

Net income including noncontrolling interest	$1,103	$955
Depreciation and amortization	289	287
Company pension contributions	(39)	(54)
Company postretirement contributions	(22)	(28)
Company pension expense	108	75
Company postretirement expense	27	13
Stock-based compensation expense	116	112
Income taxes (deferred and accrued income taxes)	140	343
Excess tax benefits from stock-based compensation	(15)	(12)
Accounts receivable	(469)	(356)
Inventories	(180)	(190)
Accounts payable	80	145
Product and other insurance receivables and claims	(39)	(25)
Other — net	(366)	(183)
Net cash provided by operating activities	$733	$1,082

Cash flows from operating activities can fluctuate significantly from period to period, as pension funding decisions, tax timing differences and other items can significantly impact cash flows.

In the first three months of 2011, cash flows provided by operating activities decreased $349 million compared to the first three months of 2010. The main positive contribution to operating cash flows related to year-on-year increases in net income including noncontrolling interest. Numerous items reduced operating cash flows. First, 3M invested in working capital (which includes accounts receivable, inventories and accounts payable) in support of its growth. Working capital increased $569 million in the first quarter of 2011, partially attributable to the strong increase in demand in the first quarter of 2011, with higher March 2011 sales compared to December 2010 sales contributing to this increase. This compared to working capital increases of $401 million in the first quarter of 2010. Second, 3M paid approximately $200 million more in cash income taxes year-on-year, with approximately $82 million related to a tax refund received in the first quarter of 2010. Third, “Other-net” decreased cash flows by $366 million in the first quarter of 2011 compared to a decrease of $183 million in the first quarter of 2010. The category, “Other-net,” in the preceding table reflects changes in other asset and liability accounts, such as decreases in annual incentive payment accruals, which reduced liabilities.

Free Cash Flow (non-GAAP measure):

In addition to net cash provided by operating activities, 3M uses free cash flow as a useful measure of performance and as an indication of the strength of the Company and its ability to generate cash. 3M defines free cash flow as net cash provided by operating activities less purchases of property, plant and equipment (which is classified as an investing activity). Free cash flow is not defined under U.S. generally accepted accounting principles (GAAP). Therefore, it should not be considered a substitute for income or cash flow data prepared in accordance with U.S. GAAP and may not be comparable to similarly titled measures used by other companies. It should not be inferred that the entire free cash flow amount is available for discretionary expenditures. Below find a recap of free cash flow for the three months ended March 31, 2011 and 2010.

	Three months ended
	March 31,
(Millions)	2011	2010

Net cash provided by operating activities	$733	$1,082
Purchases of property, plant and equipment (PP&E)	(231)	(157)
Free Cash Flow	$502	$925

Cash Flows from Investing Activities:

	Three months ended
	March 31,
(Millions)	2011	2010

Purchases of property, plant and equipment (PP&E)	$(231)	$(157)
Proceeds from sale of PP&E and other assets	2	3
Acquisitions, net of cash acquired	(471)	(17)
Purchases of marketable securities and investments, net of proceeds from sales or maturities	(18)	(753)
Other investing	(39)	(63)
Net cash used in investing activities	$(757)	$(987)

Investments in property, plant and equipment enable growth in many diverse markets, helping to meet product demand and increasing manufacturing efficiency. Capital expenditures were $231 million in the first three months of 2011, an increase of $74 million when compared to the first three months of 2010. The Company expects 2011 capital spending to be approximately $1.3 to $1.4 billion as 3M continues to fund growth opportunities around the world.

Refer to Note 2 for information on 2011 acquisitions. The Company is actively considering additional acquisitions, investments and strategic alliances, and from time to time may also divest certain businesses.

Purchases of marketable securities and investments and proceeds from sale (or maturities) of marketable securities and investments are primarily attributable to asset-backed securities, agency securities, corporate medium-term note securities and other securities, which are classified as available-for-sale. Interest rate risk and credit risk related to the underlying collateral may impact the value of investments in asset-backed securities, while factors such as general conditions in the overall credit market and the nature of the underlying collateral may affect the liquidity of investments in asset-backed securities. The coupon interest rates for asset-backed securities are either fixed rate or floating. Floating rate coupons reset monthly or quarterly based upon the corresponding monthly or quarterly LIBOR rate. Each individual floating rate security has a coupon based upon the respective LIBOR rate +/- an amount reflective of the credit risk of the issuer and the underlying collateral on the original issue date. Terms of the reset are unique to individual securities. Fixed rate coupons are established at the time the security is issued and are based upon a spread to a related maturity treasury bond. The spread against the treasury bond is reflective of the credit risk of the issuer and the underlying collateral on the original issue date. 3M does not currently expect risk related to its holdings in asset-backed securities to materially impact its financial condition or liquidity. Refer to Note 6 for more details about 3M’s diversified marketable securities portfolio, which totaled $1.645 billion as of March 31, 2011. Purchases of marketable securities and investments, net of proceeds from sales or maturities, totaled $18 million in the first three months of 2011 and totaled $753 million in the first three months of 2010. Purchases of investments also include additional survivor benefit insurance and equity investments.

In the first quarter of 2011, as discussed in Note 4, subsequent to acquiring a controlling interest in Winterthur, 3M purchased additional outstanding shares of its Winterthur subsidiary for $33 million, increasing 3M’s ownership interest from approximately 86 percent to approximately 94 percent as of March 31, 2011. These additional purchases are reflected in other investing activities in the statement of cash flows.

In the first quarter of 2010, the Company’s majority owned Sumitomo 3M Limited entity (Sumitomo 3M) purchased a portion of its shares held by its noncontrolling interest, Sumitomo Electric Industries, Ltd. (SEI), by paying cash of 5.8 billion Japanese Yen and entering into a note payable to SEI of 17.4 billion Japanese Yen (approximately $63 million and $188 million, respectively, based on March 31, 2010 exchange rates). The cash paid during the quarter ended March 31, 2010 as a result of the purchase of Sumitomo 3M shares from SEI is classified as other investing activity in the consolidated statement of cash flows. The remainder of the purchase financed by the note payable to SEI is considered non-cash investing and financing activity in the first quarter of 2010.

Cash Flows from Financing Activities:

	Three months ended
	March 31,
(Millions)	2011	2010

Change in short-term debt — net	$12	$(27)
Repayment of debt (maturities greater than 90 days)	(104)	(20)
Proceeds from debt (maturities greater than 90 days)	107	9
Total cash change in debt	$15	$(38)
Purchases of treasury stock	(680)	(20)
Reissuances of treasury stock	378	151
Dividends paid to stockholders	(392)	(374)
Other — net	15	6
Net cash used in financing activities	$(664)	$(275)

Total debt at March 31, 2011, was $5.619 billion, up slightly from $5.452 billion year-end 2010. Total debt was 25 percent of total capital (total capital is defined as debt plus equity) at both March 31, 2011 and year-end 2010. Repayment of debt in the first quarter of 2011 includes repayment of a portion of debt related to the 5.8 billion Japanese Yen installment paid in March 2011 (refer to Note 7 for more detail) and repayment of a portion of debt that was acquired, primarily related to the Winterthur acquisition. Proceeds from debt in the first quarter of 2011 primarily relate to an amendment to a loan agreement which increased the principal amount of the loan by 100.5 million Canadian Dollars (refer to Note 7 for further details).

Repurchases of common stock are made to support the Company’s stock-based employee compensation plans and for other corporate purposes. In February 2011, 3M’s Board of Directors authorized the repurchase of up to $7.0 billion of 3M’s outstanding common stock, which replaced the Company’s previous repurchase program. This authorization has no pre-established end date. In the first three months of 2011, the Company purchased $680 million of treasury stock, of which a portion was under the previous authorization, compared to $20 million of treasury stock in the first three months of 2010. As of March 31, 2011, approximately $6.6 billion remained available for repurchase. For more information, refer to the table titled “Issuer Purchases of Equity Securities” in Part II, Item 2.

Cash dividends paid to stockholders totaled $392 million in the first three months of 2011 compared to $374 million in the first three months of 2010. 3M has paid dividends since 1916. In February 2011, the Board of Directors increased the quarterly dividend on 3M common stock by 4.8 percent to 55 cents per share, equivalent to an annual dividend of $2.20 per share. This marked the 53rd consecutive year of dividend increases. Other cash flows from financing activities include excess tax benefits from stock-based compensation and on occasion may also include other items, such as distributions to noncontrolling interests, changes in cash overdraft balances, and principal payments for capital leases.

Cautionary Note Concerning Factors That May Affect Future Results

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

Forward-looking statements relate to future events and typically address the Company’s expected future business and financial performance. Words such as “plan,” “expect,” “aim,” “believe,” “project,” “target,” “anticipate,” “intend,” “estimate,” “will,” “should,” “could” and other words and terms of similar meaning, typically identify such forward-looking statements. In particular, these include, among others, statements relating to the Company’s

•                  strategy for growth, future revenues, earnings, cash flow, uses of cash and other measures of financial performance, and market position,

•                  worldwide economic and capital markets conditions, such as interest rates, foreign currency exchange rates, financial conditions of our suppliers and customers, and natural and other disasters affecting the operations of the Company or our suppliers and customers

•                  new business opportunities, product development, and future performance or results of current or anticipated products,

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

Forward-looking statements are based on certain assumptions and expectations of future events and trends that are subject to risks and uncertainties. Actual future results and trends may differ materially from historical results or those reflected in any such forward-looking statements depending on a variety of factors. Important information as to these factors can be found in this document, including, among others, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the headings of “Overview”, “Financial Condition and Liquidity” and annually in “Critical Accounting Estimates.”  Discussion of these factors is incorporated by reference from Part II, Item 1A, “Risk Factors,” of this document, and should be considered an integral part of Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  For additional information concerning factors that may cause actual results to vary materially from those stated in the forward-looking statements, see our reports on Form 10-K, 10-Q and 8-K filed with the SEC from time to time.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

In the context of Item 3, market risk refers to the risk of loss arising from adverse changes in financial and derivative instrument market rates and prices, such as fluctuations in interest rates and foreign currency exchange rates. For a discussion of sensitivity analysis related to these types of market risks, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in 3M’s 2010 Annual Report on Form 10-K. The Company also discusses risk management in various places throughout this document, including discussions in MD&A concerning Financial Condition and Liquidity and in the Notes to Consolidated Financial Statements (refer to the Marketable Securities, Derivatives and Fair Value Measurements notes).

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

3M COMPANY

FORM 10-Q

For the Quarterly Period Ended March 31, 2011

PART II.  Other Information

Item 1. Legal Proceedings.

Discussion of legal matters is incorporated by reference from Part I, Item 1, Note 11, “Commitments and Contingencies”, of this document, and should be considered an integral part of Part II, Item 1, “Legal Proceedings”.

Item 1A. Risk Factors.

Provided below is a cautionary discussion of what we believe to be the most important risk factors applicable to the Company. Discussion of these factors is incorporated by reference into and considered an integral part of Part I, Item 2, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations.”

* Results are impacted by the effects of, and changes in, worldwide economic and capital markets conditions. The Company operates in more than 65 countries and derives approximately two-thirds of its revenues from outside the United States. The Company’s business is subject to global competition and may be adversely affected by factors in the United States and other countries that are beyond its control, such as disruptions in financial markets or downturns in economic activity in specific countries or regions, or in the various industries in which the Company operates; social, political or labor conditions in specific countries or regions; natural and other disasters affecting the operations of the Company or its customers; or adverse changes in the availability and cost of capital, interest rates, tax rates, or regulations in the jurisdictions in which the Company operates.

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

* The Company’s future results may be affected by various legal and regulatory proceedings and legal compliance risks, including those involving product liability, antitrust, environmental, the U.S. Foreign Corrupt Practices Act and other anti-bribery, anti-corruption, or other matters. The outcome of these legal proceedings may differ from the Company’s expectations because the outcomes of litigation, including regulatory matters, are often difficult to reliably predict. Various factors or developments can lead the Company to change current estimates of liabilities and related insurance receivables where applicable, or make such estimates for matters previously not susceptible of reasonable estimates, such as a significant judicial ruling or judgment, a significant settlement, significant regulatory developments or changes in applicable law. A future adverse ruling, settlement or unfavorable development could result in future charges that could have a material adverse effect on the Company’s results of operations or cash flows in any particular period. For a more detailed discussion of the legal proceedings involving the Company and the associated accounting estimates, see the discussion in Note 11 “Commitments and Contingencies” within the Notes to Consolidated Financial Statements.

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

Issuer Purchases of Equity

Securities (registered pursuant to

Section 12 of the Exchange Act)

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (Millions)
January 1-31, 2011	1,555,879	$87.76	1,514,800	$1,610
February 1-28, 2011	3,361,267	$90.59	3,189,700	$6,778
March 1-31, 2011	2,573,955	$91.12	2,467,479	$6,553
Total January 1-March 31, 2011	7,491,101	$90.19	7,171,979	$6,553

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

Item 3. Defaults Upon Senior Securities. — No matters require disclosure.

Item 4. Removed and Reserved.

Item 5. Other Information.

Pursuant to Section 1503 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”) which became effective August 20, 2010, the Company is required to disclose, in connection with the four mines it operates, certain safety information in its periodic reports filed with the SEC. During the first quarter of 2011, the Little Rock, Arkansas, mine received a citation for one violation as defined under Section 1503 (a)(1)(A) of the Act, from the Mine Safety and Health Administration (the “Violation”). The Little Rock facility received proposed assessments of $462 which are reportable under Section 1503 (a)(1)(F) of the Act. The Corona, California mine received citations for five Violations, and had proposed assessments in the total amount of $1,986. The Wausau, Wisconsin mine received a citation for one Violation. The Wausau facility received proposed assessments in the total amount of $17,557 which are reportable under Section 1503 (a)(1)(F) of the Act. The Pittsboro, North Carolina, mine received a citation for one Violation, but received no proposed assessment that is reportable. During the first quarter of 2011, the Company did not receive any other citations or orders reportable under Section 1503(a)(1) or have other violations reportable thereunder, had no mining-related fatalities, received no written notices from the Mine Safety and Health Administration reportable under Section 1503(a)(2), and had no pending legal action before the Federal Mine Safety and Health Review Commission.

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
(10.8)

Amendment of the 3M 2005 Management Stock Ownership Program and the 3M 2008 Long-term Incentive Plan — transfer of stock options to former spouses, is incorporated by reference from our Form 10-K for the year ended December 31, 2010.

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
(101)

The following financial information from 3M Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2011, filed with the SEC on May 5, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statement of Income for the three month periods ended March 31, 2011 and 2010, (ii) the Consolidated Balance Sheet at March 31, 2011 and December 31, 2010, (iii) the Consolidated Statement of Cash Flows for the three month periods ended March 31, 2011 and 2010, and (iv) Notes to Consolidated Financial Statements.*

*Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

3M COMPANY

(Registrant)

Date: May 5, 2011

By	/s/ David W. Meline

David W. Meline,

Senior Vice President, Finance and Chief Financial Officer

 (Mr. Meline is the Principal Financial Officer and has

been duly authorized to sign on behalf of the Registrant.)