Form 10-Q
period 2011-06-30
3M CO
filed 2011-08-04
CIK 66740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2011
Common Stock, $0.01 par value per share	709,535,731 shares

This document (excluding exhibits) contains 68 pages.

The table of contents is set forth on page 2.

The exhibit index begins on page 65.

3M COMPANY

Form 10-Q for the Quarterly Period Ended June 30, 2011

3M COMPANY

FORM 10-Q

For the Quarterly Period Ended June 30, 2011

PART I.  Financial Information

Item 1.  Financial Statements.

3M Company and Subsidiaries

Consolidated Statement of Income

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(Millions, except per share amounts)	2011	2010	2011	2010
Net sales	$7,680	$6,731	$14,991	$13,079
Operating expenses
Cost of sales	4,040	3,435	7,842	6,673
Selling, general and administrative expenses	1,581	1,350	3,114	2,673
Research, development and related expenses	404	350	802	692
Total operating expenses	6,025	5,135	11,758	10,038
Operating income	1,655	1,596	3,233	3,041

Interest expense and income
Interest expense	50	52	93	100
Interest income	(9)	(10)	(19)	(16)
Total interest expense (income)	41	42	74	84

Income before income taxes	1,614	1,554	3,159	2,957
Provision for income taxes	437	414	879	862
Net income including noncontrolling interest	$1,177	$1,140	$2,280	$2,095

Less: Net income attributable to noncontrolling interest	17	19	39	44

Net income attributable to 3M	$1,160	$1,121	$2,241	$2,051

Weighted average 3M common shares outstanding — basic	713.4	714.5	712.5	713.1
Earnings per share attributable to 3M common shareholders — basic	$1.63	$1.57	$3.15	$2.88

Weighted average 3M common shares outstanding — diluted	726.5	725.7	726.4	724.6
Earnings per share attributable to 3M common shareholders — diluted	$1.60	$1.54	$3.09	$2.83

Cash dividends paid per 3M common share	$0.55	$0.525	$1.10	$1.05

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries

Consolidated Balance Sheet

(Unaudited)

(Dollars in millions, except per share amount)	June 30, 2011	Dec. 31, 2010
Assets
Current assets
Cash and cash equivalents	$3,376	$3,377
Marketable securities — current	1,148	1,101
Accounts receivable — net	4,385	3,615
Inventories
Finished goods	1,703	1,476
Work in process	1,107	950
Raw materials and supplies	907	729
Total inventories	3,717	3,155
Other current assets	911	967
Total current assets	13,537	12,215

Marketable securities — non-current	407	540
Investments	166	146
Property, plant and equipment	21,188	20,253
Less: Accumulated depreciation	(13,564)	(12,974)
Property, plant and equipment — net	7,624	7,279
Goodwill	7,233	6,820
Intangible assets — net	2,025	1,820
Prepaid pension benefits	82	74
Other assets	1,208	1,262
Total assets	$32,282	$30,156

Liabilities
Current liabilities
Short-term borrowings and current portion of long-term debt	$1,116	$1,269
Accounts payable	1,851	1,662
Accrued payroll	586	778
Accrued income taxes	365	358
Other current liabilities	2,285	2,022
Total current liabilities	6,203	6,089

Long-term debt	4,484	4,183
Pension and postretirement benefits	1,932	2,013
Other liabilities	1,921	1,854
Total liabilities	$14,540	$14,139

Commitments and contingencies (Note 11)

Equity
3M Company shareholders’ equity:
Common stock par value, $.01 par value, 944,033,056 shares issued	$9	$9
Additional paid-in capital	3,683	3,468
Retained earnings	27,110	25,995
Treasury stock, at cost: 234,497,325 shares at June 30, 2011; 232,055,448 shares at Dec. 31, 2010	(10,511)	(10,266)
Accumulated other comprehensive income (loss)	(2,961)	(3,543)
Total 3M Company shareholders’ equity	17,330	15,663
Noncontrolling interest	412	354
Total equity	$17,742	$16,017

Total liabilities and equity	$32,282	$30,156

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries

Consolidated Statement of Cash Flows

(Unaudited)

	Six months ended June 30,
(Millions)	2011	2010
Cash Flows from Operating Activities
Net income including noncontrolling interest	$2,280	$2,095
Adjustments to reconcile net income including noncontrolling interest to net cash provided by operating activities
Depreciation and amortization	608	559
Company pension and postretirement contributions	(125)	(128)
Company pension and postretirement expense	268	155
Stock-based compensation expense	172	171
Deferred income taxes	5	18
Excess tax benefits from stock-based compensation	(49)	(36)
Changes in assets and liabilities
Accounts receivable	(586)	(586)
Inventories	(376)	(428)
Accounts payable	100	243
Accrued income taxes (current and long-term)	128	108
Product and other insurance receivables and claims	(39)	5
Other — net	(202)	44
Net cash provided by operating activities	2,184	2,220

Cash Flows from Investing Activities
Purchases of property, plant and equipment (PP&E)	(526)	(337)
Proceeds from sale of PP&E and other assets	5	4
Acquisitions, net of cash acquired	(487)	(30)
Purchases of marketable securities and investments	(1,425)	(2,435)
Proceeds from sale of marketable securities and investments	686	572
Proceeds from maturities of marketable securities	944	851
Other investing	(6)	—
Net cash used in investing activities	(809)	(1,375)

Cash Flows from Financing Activities
Change in short-term debt — net	(13)	(32)
Repayment of debt (maturities greater than 90 days)	(143)	(45)
Proceeds from debt (maturities greater than 90 days)	109	9
Purchases of treasury stock	(1,358)	(393)
Reissuances of treasury stock	753	386
Dividends paid to shareholders	(783)	(749)
Excess tax benefits from stock-based compensation	49	36
Other — net	(51)	27
Net cash used in financing activities	(1,437)	(761)

Effect of exchange rate changes on cash and cash equivalents	61	(102)

Net increase (decrease) in cash and cash equivalents	(1)	(18)
Cash and cash equivalents at beginning of year	3,377	3,040
Cash and cash equivalents at end of period	$3,376	$3,022

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

As described in 3M’s Current Report on Form 8-K dated May 26, 2011 (which updated 3M’s 2010 Annual Report on Form 10-K) and 3M’s Quarterly Report on Form 10-Q for the period ended March 31, 2011, during the first quarter of 2011 the Company made certain product moves between its business segments in its continuing effort to drive growth by aligning businesses around markets and customers (Note 13). Segment information presented herein reflects the impact of these changes for all periods presented. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and notes included in its Current Report on Form 8-K dated May 26, 2011.

For the six months ended June 30, 2011 and 2010, the Company revised the amounts previously presented for cash used in investing activities and cash used in financing activities by $33 million and $63 million related to purchases of additional shares (noncontrolling interest) of non-wholly owned consolidated subsidiaries during the three months ended March 31, 2011 and 2010, respectively. These immaterial revisions increased cash used in financing activities and decreased cash used in investing activities by the amounts indicated above for the respective periods.

Earnings Per Share

The difference in the weighted average 3M shares outstanding for calculating basic and diluted earnings per share attributable to 3M common shareholders is a result of the dilution associated with the Company’s stock-based compensation plans. Certain options outstanding under these stock-based compensation plans were not included in the computation of diluted earnings per share attributable to 3M common shareholders because they would not have had a dilutive effect (3.7 million average options for the three months ended June 30, 2011; 3.6 million average options for the six months ended June 30, 2011; 30.7 million average options for the three months ended June 30, 2010; and 30.5 million average options for the six months ended June 30, 2010). The conditions for conversion related to the Company’s “Convertible Notes” were not met (refer to 3M’s Current Report on Form 8-K dated May 26, 2011, Note 10 to the Consolidated Financial Statements, for more detail). If the conditions for conversion are met, 3M may choose to pay in cash and/or common stock; however, if this occurs, the Company has the intent and ability to settle this debt security in cash. Accordingly, there was no impact on diluted earnings per share attributable to 3M common shareholders. The computations for basic and diluted earnings per share follow:

Earnings Per Share Computations

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions, except per share amounts)	2011	2010	2011	2010
Numerator:
Net income attributable to 3M	$1,160	$1,121	$2,241	$2,051

Denominator:
Denominator for weighted average 3M common shares outstanding — basic	713.4	714.5	712.5	713.1

Dilution associated with the Company’s stock-based compensation plans	13.1	11.2	13.9	11.5

Denominator for weighted average 3M common shares outstanding — diluted	726.5	725.7	726.4	724.6

Earnings per share attributable to 3M common shareholders — basic	$1.63	$1.57	$3.15	$2.88
Earnings per share attributable to 3M common shareholders — diluted	$1.60	$1.54	$3.09	$2.83

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

In January 2010, the FASB issued ASU No. 2010-06, Improving Disclosures About Fair Value Measurements, that amends pre-existing disclosure requirements under ASC 820 by adding required disclosures about items transferring into and out of levels 1 and 2 in the fair value hierarchy; adding separate disclosures about purchases, sales, issuances, and settlements relative to level 3 measurements; and clarifying, among other things, the pre-existing fair value disclosures about the level of disaggregation. For 3M, this ASU was effective for the first quarter of 2010, except for the requirement to provide level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which was effective beginning the first quarter of 2011. Since this standard impacts disclosure requirements only, its adoption did not have a material impact on 3M’s consolidated results of operations or financial condition.

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

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This standard clarifies guidance on how to measure fair value and is largely consistent with existing fair value measurement principles. The ASU also expands existing disclosure requirements for fair value measurements and makes other amendments. For 3M, this ASU is effective prospectively beginning January 1, 2012. The adoption of this standard is not expected to have a material impact on 3M’s consolidated results of operations or financial condition.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income. This standard requires entities to present items of net income and other comprehensive income either in a single continuous statement, or in separate, but consecutive, statements of net income and other comprehensive income. The new requirements do not change which components of comprehensive income are recognized in net income or other comprehensive income, or when an item of other comprehensive income must be reclassified to net income. Also, the earnings-per share computation does not change. However, the current option under existing standards to report other comprehensive income and its components in the statement of changes in equity is eliminated. In addition, the previous option to disclose reclassification adjustments in the notes to the financial statements is also eliminated, as reclassification adjustments will be required to be shown on the face of the statement under the new standard. For 3M, this ASU is effective retrospectively beginning January 1, 2012, with early adoption permitted. Since this standard impacts disclosure requirements only, its adoption will not have a material impact on 3M’s consolidated results of operations or financial condition.

NOTE 2.  Acquisitions

3M makes acquisitions of certain businesses from time to time that the Company feels align with its strategic intent with respect to, among other factors, growth markets and adjacent product lines or technologies.

The impact on the consolidated balance sheet of the purchase price allocations related to acquisitions, including adjustments relative to other acquisitions within the allocation period, follows. Adjustments to previous acquisitions were not material and primarily related to changes in the preliminary allocations of purchase price of businesses acquired in the fourth quarter of 2010 and first quarter of 2011. The allocation of purchase price related to acquisitions in the first six months of 2011, primarily Winterthur Technologie AG (Winterthur), is considered preliminary, largely with respect to certain acquired intangible assets and tax-related assets and liabilities.

	First Six Months 2011 Acquisition Activity
(Millions) Asset (Liability)	Winterthur Technologie AG	Other Acquisitions	Total
Accounts receivable	$43	$38	$81
Inventory	76	26	102
Other current assets	6	4	10
Property, plant, and equipment	73	80	153
Purchased finite-lived intangible assets	226	35	261
Purchased goodwill	151	58	209
Accounts payable and other liabilities, net of other assets	(76)	(35)	(111)
Interest bearing debt	(79)	(7)	(86)
Deferred tax asset/(liability)	(59)	(7)	(66)

Net assets acquired	$361	$192	$553
Noncontrolling interest	(56)	—	(56)
Net assets acquired excluding noncontrolling interest	$305	$192	$497

Supplemental information:
Cash paid	$327	$196	$523
Less: Cash acquired	32	4	36
Cash paid, net of cash acquired	$295	$192	$487
Non-cash	10	—	10
Net assets acquired excluding noncontrolling interest	$305	$192	$497

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

During the six months ended June 30, 2011, 3M completed six business combinations. The purchase price paid for these business combinations (net of cash acquired) and the impact of other matters (net) during the six months ended June 30, 2011 aggregated to $487 million.

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

(4) In early March 2011, 3M (Industrial and Transportation Business) acquired a controlling interest in Winterthur via completion of a public tender offer. Winterthur, based in Zug, Switzerland, is a leading global supplier of precision grinding technology serving customers in the area of hard-to-grind precision applications in industrial, automotive, aircraft and cutting tools. As of the settlement date of the tendered shares (the business acquisition date), 3M owned approximately 86 percent of Winterthur shares via the tender and previous open market share purchases. The purchase price paid in the preceding table includes non-cash consideration of $10 million representing the business acquisition date fair value of shares previously owned by 3M as of December 31, 2010 and cash consideration paid, net of cash acquired, of $295 million for subsequently tendered and open market purchased shares through the business acquisition date. Following the business acquisition date, 3M also purchased additional outstanding shares of its consolidated Winterthur subsidiary, increasing 3M’s ownership interest to approximately 98 percent as of June 30, 2011 as discussed in Note 4.

(5) In April 2011, 3M (Electro and Communications Business) purchased all of the outstanding shares of AP&T Co. Ltd., based in Korea, which provides advanced sputtering and plating services, materials and manufacturing capabilities for flexible circuits for the mobile hand-held, touch-screen panel and display markets.

(6) In April 2011, 3M (Display and Graphics Business) purchased all of the outstanding shares of Original Wraps Inc., a company specializing in the creative business development, technology and design of personalization platforms for vehicles and vehicle accessories, which is based in Golden, Colorado.

Purchased identifiable finite-lived intangible assets related to acquisitions which closed in the first six months of 2011 totaled $261 million and will be amortized on a straight-line basis over a weighted-average life of 14 years (lives ranging from 3 to 17 years). Acquired identifiable intangible assets for which significant assumed renewals or extensions of underlying arrangements impacted the determination of their useful lives were not material.

NOTE 3.  Goodwill and Intangible Assets

Purchased goodwill related to the acquisitions which closed in the first six months of 2011 totaled $211 million, $6 million of which is deductible for tax purposes. The acquisition activity in the following table also includes the impacts of adjustments to the preliminary allocation of purchase price for prior year acquisitions, which decreased goodwill by $2 million. The amounts in the “Translation and other” column in the following table primarily relate to changes in foreign currency exchange rates. The goodwill balance by business segment as of December 31, 2010 and June 30, 2011, follow:

Goodwill

(Millions)	Dec. 31, 2010 Balance	Acquisition activity	Translation and other	June 30, 2011 Balance
Industrial and Transportation	$1,783	$189	$69	$2,041
Health Care	1,506	(1)	59	1,564
Display and Graphics	994	4	3	1,001
Consumer and Office	187	13	3	203
Safety, Security and Protection Services	1,670	(2)	43	1,711
Electro and Communications	680	6	27	713
Total Company	$6,820	$209	$204	$7,233

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

Acquired Intangible Assets

For the six months ended June 30, 2011, intangible assets (excluding goodwill) acquired through business combinations increased balances by $261 million. Balances are also impacted by changes in foreign currency exchange rates. The carrying amount and accumulated amortization of acquired finite-lived intangible assets, in addition to the balance of non-amortizable intangible assets, as of June 30, 2011, and December 31, 2010, follow:

(Millions)	June 30, 2011	Dec. 31, 2010
Patents	$572	$551
Other amortizable intangible assets (primarily tradenames and customer related intangibles)	2,351	2,016
Total gross carrying amount	$2,923	$2,567

Accumulated amortization — patents	(370)	(345)
Accumulated amortization — other	(658)	(527)
Total accumulated amortization	$(1,028)	$(872)

Total finite-lived intangible assets — net	$1,895	$1,695

Non-amortizable intangible assets (tradenames)	130	125
Total intangible assets — net	$2,025	$1,820

Amortization expense for acquired intangible assets for the three-month and six-month periods ended June 30, 2011 and 2010 follows:

	Three months ended June 30,		Six months ended June 30,
(Millions)	2011	2010	2011	2010
Amortization expense	$63	$43	$117	$86

The table below shows expected amortization expense for acquired amortizable intangible assets recorded as of June 30, 2011:

(Millions)	Last 2 Quarters 2011	2012	2013	2014	2015	2016	After 2016
Amortization expense	$115	$226	$215	$191	$178	$165	$805

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

NOTE 4.  Supplemental Equity and Comprehensive Income Information

Consolidated Statement of Changes in Equity

3M Company and Subsidiaries

Three months ended June 30, 2011

		3M Company Shareholders
(Millions)	Total	Common Stock and Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest
Balance at March 31, 2011	$16,887	$3,608	$26,521	$(10,398)	$(3,237)	$393

Net income	1,177		1,160			17
Cumulative translation adjustment	234				225	9
Defined benefit pension and post-retirement plans adjustment	54				53	1
Debt and equity securities - unrealized gain (loss)	(2)				(2)	—
Cash flow hedging instruments - unrealized gain (loss)	—				—	—
Total comprehensive income	1,463
Dividends paid	(391)		(391)
Purchase and sale of subsidiary shares - net	(9)	(1)				(8)
Stock-based compensation, net of tax impacts	85	85
Reacquired stock	(669)			(669)
Issuances pursuant to stock option and benefit plans	376		(180)	556
Balance at June 30, 2011	$17,742	$3,692	$27,110	$(10,511)	$(2,961)	$412

3M Company and Subsidiaries

Six months ended June 30, 2011

		3M Company Shareholders
(Millions)	Total	Common Stock and Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest
Balance at Dec. 31, 2010	$16,017	$3,477	$25,995	$(10,266)	$(3,543)	$354

Net income	2,280		2,241			39
Cumulative translation adjustment	476				473	3
Defined benefit pension and post- retirement plans adjustment	130				129	1
Debt and equity securities - unrealized gain (loss)	(3)				(3)	—
Cash flow hedging instruments - unrealized gain (loss)	(17)				(17)	—
Total comprehensive income	2,866
Dividends paid	(783)		(783)
Business combination allocation to noncontrolling interest	56					56
Purchase and sale of subsidiary shares - net	(42)	(1)				(41)
Stock-based compensation, net of tax impacts	216	216
Reacquired stock	(1,344)			(1,344)
Issuances pursuant to stock option and benefit plans	756		(343)	1,099
Balance at June 30, 2011	$17,742	$3,692	$27,110	$(10,511)	$(2,961)	$412

3M Company and Subsidiaries

Three months ended June 30, 2010

		3M Company Shareholders
(Millions)	Total	Common Stock and Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest
Balance at March 31, 2010	$13,851	$3,269	$24,231	$(10,187)	$(3,747)	$285

Net income	1,140		1,121			19
Cumulative translation adjustment	(358)				(370)	12
Defined benefit pension and postretirement plans adjustment	48				48	—
Debt and equity securities - unrealized gain (loss)	1				1	—
Cash flow hedging instruments - unrealized gain (loss)	40				40	—
Total comprehensive income	871
Dividends paid	(375)		(375)
Transfers from noncontrolling interest	—	12			12	(24)
Stock-based compensation, net of tax impacts	64	64
Reacquired stock	(384)			(384)
Issuances pursuant to stock option and benefit plans	236		(189)	425
Balance at June 30, 2010	$14,263	$3,345	$24,788	$(10,146)	$(4,016)	$292

3M Company and Subsidiaries

Six months ended June 30, 2010

		3M Company Shareholders
(Millions)	Total	Common Stock and Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest
Balance at December 31, 2009	$13,302	$3,162	$23,753	$(10,397)	$(3,754)	$538

Net income	2,095		2,051			44
Cumulative translation adjustment	(453)				(464)	11
Defined benefit pension and postretirement plans adjustment	99				98	1
Debt and equity securities - unrealized gain (loss)	2				2	—
Cash flow hedging instruments - unrealized gain (loss)	63				63	—
Total comprehensive income	1,806
Dividends paid	(749)		(749)
Purchase of subsidiary shares and transfers from noncontrolling interest	(256)	7			39	(302)
Stock-based compensation, net of tax impacts	176	176
Reacquired stock	(404)			(404)
Issuances pursuant to stock option and benefit plans	388		(267)	655
Balance at June 30, 2010	$14,263	$3,345	$24,788	$(10,146)	$(4,016)	$292

Consolidated Statement of Comprehensive Income (Loss)

	Three months ended June 30,		Six months ended June 30,
(Millions)	2011	2010	2011	2010
Net income including noncontrolling interest	$1,177	$1,140	$2,280	$2,095
Other comprehensive income, net of tax:
Cumulative translation adjustment	234	(358)	476	(453)
Defined benefit pension and postretirement plans adjustment	54	48	130	99
Debt and equity securities, unrealized gain (loss)	(2)	1	(3)	2
Cash flow hedging instruments, unrealized gain (loss)	—	40	(17)	63
Total other comprehensive income (loss), net of tax	286	(269)	586	(289)
Comprehensive income (loss) including noncontrolling interest	1,463	871	2,866	1,806
Comprehensive (income) loss attributable to noncontrolling interest	(27)	(31)	(43)	(56)
Comprehensive income (loss) attributable to 3M	$1,436	$840	$2,823	$1,750

Accumulated Other Comprehensive Income (Loss) Attributable to 3M

(Millions)	June 30, 2011	Dec. 31, 2010
Cumulative translation adjustment	$847	$374
Defined benefit pension and postretirement plans adjustment	(3,750)	(3,879)
Debt and equity securities, unrealized gain (loss)	(9)	(6)
Cash flow hedging instruments, unrealized gain (loss)	(49)	(32)
Total accumulated other comprehensive income (loss)	$(2,961)	$(3,543)

Components of Comprehensive Income (Loss) Attributable to 3M

	Three months ended June 30,		Six months ended June 30,
(Millions)	2011	2010	2011	2010
Net income attributable to 3M	$1,160	$1,121	$2,241	$2,051

Cumulative translation	205	(324)	426	(401)
Tax effect	20	(46)	47	(63)
Cumulative translation - net of tax	225	(370)	473	(464)

Defined benefit pension and postretirement plans adjustment	119	80	238	156
Tax effect	(66)	(32)	(109)	(58)
Defined benefit pension and postretirement plans adjustment - net of tax	53	48	129	98

Debt and equity securities, unrealized gain (loss)	(3)	1	(5)	4
Tax effect	1	—	2	(2)
Debt and equity securities, unrealized gain (loss) - net of tax	(2)	1	(3)	2

Cash flow hedging instruments, unrealized gain (loss)	1	64	(26)	100
Tax effect	(1)	(24)	9	(37)
Cash flow hedging instruments, unrealized gain (loss) - net of tax	—	40	(17)	63

Total comprehensive income (loss) attributable to 3M	$1,436	$840	$2,823	$1,750

Reclassification adjustments are made to avoid double counting in comprehensive income items that are also recorded as part of net income. Reclassifications to earnings from accumulated other comprehensive income including noncontrolling interest that related to pension and postretirement expense in the income statement were $119 million pre-tax ($54 million after-tax) for the three months ended June 30, 2011, $238 million pre-tax ($130 million after-tax) for the six months ended June 30, 2011, $78 million pre-tax ($48 million after-tax) for the three months ended June 30, 2010, and $154 million pre-tax ($99 million after-tax) for the six months ended June 30, 2010. These pension and postretirement expense pre-tax amounts (including noncontrolling interest) are shown in the tables in Note 8 as amortization of transition (asset) obligation, amortization of prior service cost (benefit) and amortization of net actuarial (gain) loss. Cash flow hedging instruments reclassifications are provided in Note 9. Reclassifications to earnings from accumulated other comprehensive income for debt and equity securities were not material for the three and six months ended June 30, 2011 and 2010. Other reclassification adjustments were not material. Income taxes are not provided for foreign translation relating to permanent investments in international subsidiaries, but tax effects within cumulative translation does include impacts from items such as net investment hedge transactions.

Purchase and Sale of Subsidiary Shares and Transfers of Ownership Interests Involving Non-Wholly Owned Subsidiaries

As discussed in Note 2, in early March 2011, 3M acquired a controlling interest in Winterthur Technologie AG (Winterthur), making Winterthur a consolidated subsidiary as of that business acquisition date. Subsequent to this business acquisition date, 3M purchased additional outstanding shares of its Winterthur subsidiary increasing 3M’s ownership interest from approximately 86 percent as of the business acquisition date to approximately 98 percent as of June 30, 2011. The $50 million of cash paid in the first six months of 2011 as a result of these additional purchases of Winterthur shares was classified as other financing activity in the consolidated statement of cash flows. These additional purchases did not result in a material transfer from noncontrolling interest to 3M Company shareholders’ equity. In addition, during the first six months of 2011, 3M sold a noncontrolling interest in a newly formed subsidiary for an immaterial amount, which was also classified as other financing activity in the consolidated statement of cash flows.

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

•                  During the first quarter of 2010, majority owned 3M HC which, as a result of the transfer above owned a portion of the Company’s majority owned Sumitomo 3M, transferred this interest to Sumitomo 3M. In addition, Sumitomo 3M purchased a portion of its shares held by its noncontrolling interest, Sumitomo Electric Industries, Ltd. (SEI), by paying cash of 5.8 billion Japanese Yen and entering into a note payable to SEI of 17.4 billion Japanese Yen (approximately $63 million and $188 million, respectively, based on applicable exchange rates at that time). As a result of these transactions, 3M’s effective ownership in Sumitomo 3M was increased from 71.5 percent to 75 percent. The cash paid as a result of the purchase of Sumitomo 3M shares from SEI was classified as other financing activity in the consolidated statement of cash flows. The remainder of the purchase financed by the note payable to SEI was considered non-cash financing activity in the first quarter of 2010. These transactions resulted in an increase in 3M Company shareholders’ equity of $22 million and a decrease in noncontrolling interest of $278 million in the first quarter of 2010.

•                  During the second quarter of 2010, majority owned Sumitomo 3M transferred its interest in 3M HC to 3M HC. As a result of this transaction, 3M HC became wholly owned by the Company. The transfer resulted in an increase in 3M Company shareholders’ equity and a decrease in noncontrolling interest of $24 million in the second quarter of 2010.

Additionally, 3M acquired the remaining noncontrolling interest of a previously owned majority owned subsidiary for an immaterial amount during the first half of 2010.

The following table summarizes the effects of the 2010 transactions on equity attributable to 3M Company shareholders for the three months and six months ended June 30, 2010.

	Three months ended	Six months ended
(Millions)	June 30, 2010	June 30, 2010
Net income attributable to 3M	$1,121	$2,051
Transfers from noncontrolling interest	24	46
Change in 3M Company shareholders’ equity from net income attributable to 3M and transfers from noncontrolling interest	$1,145	$2,097

NOTE 5.  Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2003.

The IRS completed its field examination of the Company’s U.S. federal income tax returns for the years 2005 through 2007 in the fourth quarter of 2009. The Company protested certain IRS positions within these tax years and entered into the administrative appeals process with the IRS during the first quarter of 2010. During the first quarter of 2010, the IRS completed its field examination of the Company’s U.S. federal income tax return for the 2008 year. The Company protested certain IRS positions for 2008 and entered into the administrative appeals process with the IRS during the second quarter of 2010. During the first quarter of 2011, the IRS completed its field examination of the Company’s U.S. federal income tax return for the 2009 year. The Company protested certain IRS positions for 2009 and entered into the administrative appeals process with the IRS during the second quarter of 2011. Currently, the Company is under examination by the IRS for its U.S. federal income tax returns for the years 2010 and 2011. It is anticipated that the IRS will complete its examination of the Company for 2010 by the end of the first quarter of 2012, and for 2011 by the end of the first quarter of 2013. As of June 30, 2011, the IRS has not proposed any significant adjustments to the Company’s tax positions for which the Company is not adequately reserved.

During the first quarter of 2010, the Company paid the agreed upon assessments for the 2005 tax year. During the second quarter of 2010, the Company paid the agreed upon assessments for the 2008 tax year. During the second quarter of 2011, the Company received a refund from the IRS for the 2004 tax year. Payments relating to other proposed assessments arising from the 2005 through 2011 examinations may not be made until a final agreement is reached between the Company and the IRS on such assessments or upon a final resolution resulting from the administrative appeals process or judicial action. In addition to the U.S. federal examination, there is also limited audit activity in several U.S. state and foreign jurisdictions.

3M anticipates changes to the Company’s uncertain tax positions due to the closing of the various audit years mentioned above. Currently, the Company is not able to reasonably estimate the amount by which the liability for unrecognized tax benefits will increase or decrease during the next 12 months as a result of the ongoing income tax authority examinations. The total amounts of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of June 30, 2011 and December 31, 2010, respectively, are $355 million and $394 million.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in tax expense. The Company recognized in the consolidated statement of income on a gross basis approximately $5 million of expense and $13 million of benefit for the three months ended June 30, 2011 and June 30, 2010, respectively, and approximately $3 million of expense and $9 million of benefit for the six months ended June 30, 2011 and June 30, 2010, respectively. At June 30, 2011 and December 31, 2010, accrued interest and penalties in the consolidated balance sheet on a gross basis were $60 million and $52 million, respectively. Included in these interest and penalty amounts are interest and penalties related to tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The effective tax rate for the first six months of 2011 was 27.8 percent, compared to 29.1 percent in the first six months of 2010, a decrease of 1.3 percent. The first six months of 2010 includes a one-time income tax charge of $84 million as a result of the March 2010 enactment of the Patient Protection and Affordable Care Act, including modifications made in the Health Care and Education Reconciliation Act of 2010, which increased the first six months 2010 effective tax rate by approximately 2.8 percent. Since future anticipated retiree health care liabilities and related tax subsidies were already reflected in 3M’s financial statements, the change in law resulted in a reduction of the value of the company’s deferred tax asset related to the subsidy. Other factors on a combined net basis increased the effective tax rate for the first six months of 2011 when compared to the first six months of 2010 by 1.5 percent, with the most significant item related to international taxes. This was due primarily to the one-time 2010 tax benefits resulting from the corporate alignment transactions that allowed the Company to increase its ownership of a foreign subsidiary. These transactions are described in the section of Note 4 entitled “Purchase and Sale of Subsidiary Shares and Transfers of Ownership Interests Involving Non-Wholly Owned Subsidiaries”. In addition to the transaction noted above, a corporate reorganization of a wholly owned subsidiary provided a one-time benefit to international taxes in the second quarter of 2011. The Company’s effective tax rate also benefited during the first six months of 2011 from the reinstatement of the research and development credit and adjustments to its income tax reserves.

The provision for income taxes is determined using the asset and liability approach. Under this approach, deferred income taxes represent the expected future tax consequences of temporary differences between the carrying amounts and tax basis of assets and liabilities. The Company records a valuation allowance to reduce its deferred tax assets when uncertainty regarding their realizability exits. As of June 30, 2011 and December 31, 2010, the Company had valuation allowances of $129 million and $128 million, respectively, on its deferred tax assets.

NOTE 6.  Marketable Securities

The Company invests in agency securities, corporate securities, asset-backed securities, treasury securities and other securities. The following is a summary of amounts recorded on the Consolidated Balance Sheet for marketable securities (current and non-current).

(Millions)	June 30, 2011	Dec. 31, 2010

U.S. government agency securities	$203	$246
Foreign government agency securities	10	52
Corporate debt securities	240	280
Commercial paper	148	55
Certificates of deposit	15	—
U.S. treasury securities	15	55
U.S. municipal securities	12	20
Asset-backed securities:
Automobile loan related	328	253
Credit card related	43	79
Equipment lease related	56	24
Other	17	8
Asset-backed securities total	444	364
Other securities	61	29

Current marketable securities	$1,148	$1,101

U.S. government agency securities	$57	$63
Foreign government agency securities	3	3
Corporate debt securities	141	192
U.S. treasury securities	35	44
U.S. municipal securities	3	3
Asset-backed securities:
Automobile loan related	96	144
Credit card related	50	70
Equipment lease related	14	14
Asset-backed securities total	160	228
Auction rate securities	8	7

Non-current marketable securities	$407	$540

Total marketable securities	$1,555	$1,641

Classification of marketable securities as current or non-current is dependent upon management’s intended holding period, the security’s maturity date and liquidity considerations based on market conditions. If management intends to hold the securities for longer than one year as of the balance sheet date, they are classified as non-current. At June 30, 2011, gross unrealized losses totaled approximately $6 million (pre-tax), while gross unrealized gains totaled approximately $2 million (pre-tax). At December 31, 2010, gross unrealized losses totaled approximately $9 million (pre-tax), while gross unrealized gains totaled approximately $5 million (pre-tax). Gross realized gains and losses on sales or maturities of marketable securities for the first six months of 2011 and 2010 were not material. Cost of securities sold use the first in, first out (FIFO) method. Since these marketable securities are classified as available-for-sale securities, changes in fair value will flow through other comprehensive income, with amounts reclassified out of other comprehensive income into earnings upon sale or “other-than-temporary” impairment.

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

The balances at June 30, 2011 for marketable securities by contractual maturity are shown below. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(Millions)	June 30, 2011

Due in one year or less	$809
Due after one year through three years	685
Due after three years through five years	43
Due after five years	18

Total marketable securities	$1,555

3M has a diversified marketable securities portfolio of $1.555 billion as of June 30, 2011. Within this portfolio, current and long-term asset-backed securities (estimated fair value of $604 million) are primarily comprised of interests in automobile loans and credit cards. At June 30, 2011, the asset-backed securities credit ratings were AAA or A-1+, with the exception of four securities rated A+ or AA with a fair market value of $15 million.

3M’s marketable securities portfolio includes auction rate securities that represent interests in investment grade credit default swaps; however, currently these holdings comprise less than one percent of this portfolio. The estimated fair value of auction rate securities is $8 million at June 30, 2011 and $7 million at December 31, 2010. Gross unrealized losses within accumulated other comprehensive income related to auction rate securities totaled $5 million (pre-tax) at June 30, 2011 and $6 million (pre-tax) at December 31, 2010. As of June 30, 2011, auction rate securities associated with these balances have been in a loss position for more than 12 months. Since the second half of 2007, these auction rate securities failed to auction due to sell orders exceeding buy orders. Liquidity for these auction-rate securities is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals, usually every 7, 28, 35, or 90 days. The funds associated with failed auctions will not be accessible until a successful auction occurs or a buyer is found outside of the auction process. Refer to Note 10 for a table that reconciles the beginning and ending balances of auction rate securities.

NOTE 7.  Long-Term Debt and Short-Term Borrowings

As disclosed in 3M’s Current Report on Form 8-K dated May 26, 2011 (which updated 3M’s 2010 Annual Report on Form 10-K), in the fourth quarter of 2010, the Company entered into a 100.5 million Canadian Dollar loan, with four equal installments due in April 2011, July 2011, October 2011 and January 2012. At December 31, 2010, the floating interest rate on this loan was 1.8%. During March 2011, this loan agreement was amended to increase the loan amount to 201 million Canadian Dollars and to allow for repayment of the total loan in July 2012, instead of in four equal installments. However, 3M has the option to repay the principal amount of this loan before July 2012. All other terms and conditions of the loan agreement remain in full force.

As also disclosed in 3M’s Current Report on Form 8-K dated May 26, 2011 (which updated 3M’s 2010 Annual Report on Form 10-K), during the first quarter of 2010, the Company entered into a floating rate note payable of 17.4 billion Japanese Yen (approximately $188 million based on exchange rates at that time) in connection with the purchase of additional interest in the Company’s Sumitomo 3M Limited subsidiary as discussed in Note 4. This note is due in three equal installments of 5.8 billion Japanese Yen, with one installment paid on September 30, 2010, one installment paid on March 30, 2011, and the remaining installment due on September 30, 2011. Interest accrues on the note based on the three-month Tokyo Interbank Offered Rate (TIBOR) plus 40 basis points.

NOTE 8.  Pension and Postretirement Benefit Plans

Components of net periodic benefit cost and other supplemental information for the three-month and six-month periods ended June 30 follow:

Benefit Plan Information

	Three months ended June 30,
	Qualified and Non-qualified Pension Benefits				Postretirement
	United States		International		Benefits
(Millions)	2011	2010	2011	2010	2011	2010
Net periodic benefit cost (benefit)
Service cost	$52	$51	$28	$27	$15	$14
Interest cost	155	159	62	63	23	22
Expected return on plan assets	(232)	(232)	(69)	(72)	(20)	(21)
Amortization of transition (asset) obligation	—	—	—	1	—	—
Amortization of prior service cost (benefit)	3	3	(4)	(1)	(18)	(24)
Amortization of net actuarial (gain) loss	84	55	28	22	26	22
Net periodic benefit cost (benefit)	$62	$36	$45	$40	$26	$13
Settlements, curtailments, special termination benefits and other	—	—	—	(22)	—	—
Net periodic benefit cost (benefit) after settlements, curtailments, special termination benefits and other	$62	$36	$45	$18	$26	$13

	Six months ended June 30,
	Qualified and Non-qualified Pension Benefits				Postretirement
	United States		International		Benefits
(Millions)	2011	2010	2011	2010	2011	2010
Net periodic benefit cost (benefit)
Service cost	$103	$101	$56	$55	$30	$28
Interest cost	313	319	124	125	46	44
Expected return on plan assets	(464)	(464)	(139)	(143)	(39)	(42)
Amortization of transition (asset) obligation	—	—	—	1	—	—
Amortization of prior service cost (benefit)	6	6	(7)	(2)	(36)	(47)
Amortization of net actuarial (gain) loss	167	110	56	43	52	43
Net periodic benefit cost (benefit)	$125	$72	$90	$79	$53	$26
Settlements, curtailments, special termination benefits and other	—	—	—	(22)	—	—
Net periodic benefit cost (benefit) after settlements, curtailments, special termination benefits and other	$125	$72	$90	$57	$53	$26

For the six months ended June 30, 2011, contributions totaling $77 million were made to the Company’s U.S. and international pension plans and $48 million to its postretirement plans. In 2011, the Company is considering contributing in the range of $400 million to $600 million to its U.S. and international pension and postretirement plans. The Company does not have a required minimum pension contribution obligation for its U.S. plans in 2011. Therefore, the amount of the anticipated discretionary pension contribution could vary significantly depending on the U.S. plans’ funded status and the anticipated tax deductibility of the contribution. Future contributions will also depend on market conditions, interest rates and other factors. 3M’s annual measurement date for pension and postretirement assets and liabilities is December 31 each year, which is also the date used for the related annual measurement assumptions.

In June 2010, 3M’s Brazilian subsidiary received approval from the government in Brazil to freeze its defined benefit pension plan. Effective March 31, 2010, participants in this subsidiary’s pension plan no longer accrue additional pension benefits. As a result, the Company recorded a $22 million curtailment gain in the second quarter of 2010.

3M was informed during the first quarter of 2009 that the general partners of WG Trading Company, in which 3M’s benefit plans hold limited partnership interests, are the subject of a criminal investigation as well as civil proceedings by the SEC and CFTC (Commodity Futures Trading Commission). In March 2011, over the objections of 3M and six other limited partners of WG Trading Company, the district court judge ruled in favor of the court appointed receiver’s proposed distribution plan. In April 2011, the 3M benefit plans received their share under the court-ordered distribution plan. 3M and six other limited partners of WG Trading Company have appealed the court’s order to the United States Court of Appeals for the Second Circuit. The benefit plan trustee holdings of WG Trading Company interests were adjusted to reflect the decreased estimated fair market value, inclusive of estimated insurance proceeds, as of the annual measurement dates. The Company has insurance that it believes, based on what is currently known, will result in the recovery of a portion of the decrease in original asset value. As of the 2010 measurement date these holdings represented less than one percent of 3M’s fair value of total plan assets. 3M currently believes that the resolution of these events will not have a material adverse effect on the consolidated financial position of the Company.

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

Additional information with respect to the impacts on other comprehensive income of nonderivative hedging and derivative instruments is included in Note 4. Additional information with respect to the fair value of derivative instruments is included in Note 10. References to information regarding derivatives and/or hedging instruments associated with the Company’s long-term debt are also made in Note 10 to the Consolidated Financial Statements in 3M’s Current Report on Form 8-K dated May 26, 2011 (which updated 3M’s 2010 Annual Report on Form 10-K).

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

Cash Flow Hedging - Foreign Currency Forward and Option Contracts: The Company enters into foreign exchange forward and option contracts to hedge against the effect of exchange rate fluctuations on cash flows denominated in foreign currencies and certain intercompany financing transactions. These transactions are designated as cash flow hedges. The settlement or extension of these derivatives will result in reclassifications (from accumulated other comprehensive income) to earnings in the period during which the hedged transactions affect earnings. Generally, 3M dedesignates these cash flow hedge relationships in advance of the occurrence of the forecasted transaction. The portion of gains or losses on the derivative instrument previously accumulated in other comprehensive income for dedesignated hedges remains in accumulated other comprehensive income until the forecasted transaction occurs. Changes in the value of derivative instruments after dedesignation are recorded in earnings and are included in the Derivatives Not Designated as Hedging Instruments section below. Hedge ineffectiveness and the amount excluded from effectiveness testing recognized in income on cash flow hedges were not material for the three and six month periods ended June 30, 2011 and 2010. The maximum length of time over which 3M hedges its exposure to the variability in future cash flows for a majority of the forecasted transactions is 12 months and, accordingly, at June 30, 2011, the majority of the Company’s open foreign exchange forward and option contracts had maturities of one year or less. The dollar equivalent gross notional amount of the Company’s foreign exchange forward and option contracts designated as cash flow hedges at June 30, 2011 was approximately $3.9 billion.

Cash Flow Hedging - Commodity Price Management: The Company manages commodity price risks through negotiated supply contracts, price protection agreements and forward physical contracts. The Company uses commodity price swaps relative to natural gas as cash flow hedges of forecasted transactions to manage price volatility. The related mark-to-market gain or loss on qualifying hedges is included in other comprehensive income to the extent effective, and reclassified into cost of sales in the period during which the hedged transaction affects earnings. Generally, the length of time over which 3M hedges its exposure to the variability in future cash flows for its forecasted natural gas transactions is 12 months. No significant commodity cash flow hedges were discontinued and hedge ineffectiveness was not material for the three and six month periods ended June 30, 2011 and 2010. The dollar equivalent gross notional amount of the Company’s natural gas commodity price swaps designated as cash flow hedges at June 30, 2011 was $31 million.

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

Three months ended June 30, 2011 (Millions)	Pretax Gain (Loss) Recognized in Other Comprehensive Income on Effective Portion of Derivative	Pretax Gain (Loss) Recognized in Income on Effective Portion of Derivative as a Result of Reclassification from Accumulated Other Comprehensive Income		Ineffective Portion of Gain (Loss) on Derivative and Amount Excluded from Effectiveness Testing Recognized in Income
Derivatives in Cash Flow Hedging Relationships	Amount	Location	Amount	Location	Amount
Foreign currency forward/option contracts	$(27)	Cost of sales	$(28)	Cost of sales	$—
Foreign currency forward contracts	(7)	Interest expense	(8)	Interest expense	—
Commodity price swap contracts	(1)	Cost of sales	—	Cost of sales	—
Total	$(35)		$(36)		$—

Six months ended June 30, 2011 (Millions)	Pretax Gain (Loss) Recognized in Other Comprehensive Income on Effective Portion of Derivative	Pretax Gain (Loss) Recognized in Income on Effective Portion of Derivative as a Result of Reclassification from Accumulated Other Comprehensive Income		Ineffective Portion of Gain (Loss) on Derivative and Amount Excluded from Effectiveness Testing Recognized in Income
Derivatives in Cash Flow Hedging Relationships	Amount	Location	Amount	Location	Amount
Foreign currency forward/option contracts	$(61)	Cost of sales	$(34)	Cost of sales	$—
Foreign currency forward contracts	1	Interest expense	2	Interest expense	—
Commodity price swap contracts	(2)	Cost of sales	(4)	Cost of sales	—
Total	$(62)		$(36)		$—

Three months ended June 30, 2010 (Millions)	Pretax Gain (Loss) Recognized in Other Comprehensive Income on Effective Portion of Derivative	Pretax Gain (Loss) Recognized in Income on Effective Portion of Derivative as a Result of Reclassification from Accumulated Other Comprehensive Income		Ineffective Portion of Gain (Loss) on Derivative and Amount Excluded from Effectiveness Testing Recognized in Income
Derivatives in Cash Flow Hedging Relationships	Amount	Location	Amount	Location	Amount
Foreign currency forward/option contracts	$48	Cost of sales	$(13)	Cost of sales	$—
Foreign currency forward contracts	(62)	Interest expense	(62)	Interest expense	—
Commodity price swap contracts	2	Cost of sales	(1)	Cost of sales	—
Total	$(12)		$(76)		$—

Six months ended June 30, 2010 (Millions)	Pretax Gain (Loss) Recognized in Other Comprehensive Income on Effective Portion of Derivative	Pretax Gain (Loss) Recognized in Income on Effective Portion of Derivative as a Result of Reclassification from Accumulated Other Comprehensive Income		Ineffective Portion of Gain (Loss) on Derivative and Amount Excluded from Effectiveness Testing Recognized in Income
Derivatives in Cash Flow Hedging Relationships	Amount	Location	Amount	Location	Amount
Foreign currency forward/option contracts	$51	Cost of sales	$(53)	Cost of sales	$—
Foreign currency forward contracts	(67)	Interest expense	(67)	Interest expense	—
Commodity price swap contracts	(7)	Cost of sales	(3)	Cost of sales	—
Total	$(23)		$(123)		$—

As of June 30, 2011, the Company had a balance of $49 million associated with the after tax net unrealized loss associated with cash flow hedging instruments recorded in accumulated other comprehensive income. 3M expects to reclassify to earnings over the next 12 months a majority of this balance (with the impact offset by cash flows from underlying hedged items).

Fair Value Hedges:

For derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivatives as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings.

Fair Value Hedging - Interest Rate Swaps: The Company manages interest expense using a mix of fixed and floating rate debt. To help manage borrowing costs, the Company may enter into interest rate swaps. Under these arrangements, the Company agrees to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated by reference to an agreed-upon notional principal amount. The mark-to-market of these fair value hedges is recorded as gains or losses in interest expense and is offset by the gain or loss of the underlying debt instrument, which also is recorded in interest expense. These fair value hedges are highly effective and, thus, there is no impact on earnings due to hedge ineffectiveness. The dollar equivalent (based on inception date foreign currency exchange rates) gross notional amount of the Company’s interest rate swaps at June 30, 2011 was $1.1 billion.

At June 30, 2011, the Company had interest rate swaps designated as fair value hedges of underlying fixed rate obligations. In July 2007, in connection with the issuance of a seven-year Eurobond for an amount of 750 million Euros, the Company completed a fixed-to-floating interest rate swap on a notional amount of 400 million Euros as a fair value hedge of a portion of the fixed interest rate Eurobond obligation. In August 2010, the Company terminated 150 million Euros of the notional amount of this swap. As a result, a gain of 18 million Euros, recorded as part of the balance of the underlying debt, will be amortized over this debt’s remaining life. The Company also has two fixed-to-floating interest rate swaps with an aggregate notional amount of $800 million designated as fair value hedges of the fixed interest rate obligation under its $800 million, three-year, 4.50% notes issued in October 2008.

The location in the consolidated statements of income and amounts of gains and losses related to derivative instruments designated as fair value hedges and similar information relative to the hedged items are as follows:

Three months ended June 30, 2011 (Millions)	Gain (Loss) on Derivative Recognized in Income		Gain (Loss) on Hedged Item Recognized in Income
Derivatives in Fair Value Hedging Relationships	Location	Amount	Location	Amount
Interest rate swap contracts	Interest expense	$2	Interest expense	$(2)
Total		$2		$(2)

Six months ended June 30, 2011 (Millions)	Gain (Loss) on Derivative Recognized in Income		Gain (Loss) on Hedged Item Recognized in Income
Derivatives in Fair Value Hedging Relationships	Location	Amount	Location	Amount
Interest rate swap contracts	Interest expense	$(8)	Interest expense	$8
Total		$(8)		$8

Three months ended June 30, 2010 (Millions)	Gain (Loss) on Derivative Recognized in Income		Gain (Loss) on Hedged Item Recognized in Income
Derivatives in Fair Value Hedging Relationships	Location	Amount	Location	Amount
Interest rate swap contracts	Interest expense	$2	Interest expense	$(2)
Total		$2		$(2)

Six months ended June 30, 2010 (Millions)	Gain (Loss) on Derivative Recognized in Income		Gain (Loss) on Hedged Item Recognized in Income
Derivatives in Fair Value Hedging Relationships	Location	Amount	Location	Amount
Interest rate swap contracts	Interest expense	$10	Interest expense	$(10)
Total		$10		$(10)

Net Investment Hedges:

As circumstances warrant, the Company uses cross currency swaps, forwards and foreign currency denominated debt to hedge portions of the Company’s net investments in foreign operations. For hedges that meet the effectiveness requirements, the net gains or losses attributable to changes in spot exchange rates are recorded in cumulative translation within other comprehensive income. The remainder of the change in value of such instruments is recorded in earnings. Recognition in earnings of amounts previously recorded in cumulative translation is limited to circumstances such as complete or substantially complete liquidation of the net investment in the hedged foreign operation. At June 30, 2011, there were no cross currency swaps and foreign currency forward contracts designated as net investment hedges.

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

Three months ended June 30, 2011 (Millions) Derivative and Nonderivative Instruments in	Pretax Gain (Loss) Recognized as Cumulative Translation within Other Comprehensive Income on Effective Portion of Instrument	Ineffective Portion of Gain (Loss) on Instrument and Amount Excluded from Effectiveness Testing Recognized in Income
Net Investment Hedging Relationships	Amount	Location	Amount
Foreign currency denominated debt	$(35)	N/A	$—
Total	$(35)		$—

Six months ended June 30, 2011 (Millions) Derivative and Nonderivative Instruments in	Pretax Gain (Loss) Recognized as Cumulative Translation within Other Comprehensive Income on Effective Portion of Instrument	Ineffective Portion of Gain (Loss) on Instrument and Amount Excluded from Effectiveness Testing Recognized in Income
Net Investment Hedging Relationships	Amount	Location	Amount
Foreign currency denominated debt	$(120)	N/A	$—
Total	$(120)		$—

Three months ended June 30, 2010 (Millions) Derivative and Nonderivative Instruments in	Pretax Gain (Loss) Recognized as Cumulative Translation within Other Comprehensive Income on Effective Portion of Instrument	Ineffective Portion of Gain (Loss) on Instrument and Amount Excluded from Effectiveness Testing Recognized in Income
Net Investment Hedging Relationships	Amount	Location	Amount
Foreign currency denominated debt	$135	N/A	$—
Total	$135		$—

Six months ended June 30, 2010 (Millions) Derivative and Nonderivative Instruments in	Pretax Gain (Loss) Recognized as Cumulative Translation within Other Comprehensive Income on Effective Portion of Instrument	Ineffective Portion of Gain (Loss) on Instrument and Amount Excluded from Effectiveness Testing Recognized in Income
Net Investment Hedging Relationships	Amount	Location	Amount
Foreign currency denominated debt	$225	N/A	$—
Total	$225		$—

Derivatives Not Designated as Hedging Instruments:

Derivatives not designated as hedging instruments include dedesignated foreign currency forward and option contracts that formerly were designated in cash flow hedging relationships (as referenced in the preceding Cash Flow Hedges section). In addition, 3M enters into foreign currency forward contracts and commodity price swaps to offset, in part, the impacts of certain intercompany activities (primarily associated with intercompany licensing arrangements) and fluctuations in costs associated with the use of certain precious metals, respectively. These derivative instruments are not designated in hedging relationships; therefore, fair value gains and losses on these contracts are recorded in earnings. The dollar equivalent gross notional amount of these forward, option and swap contracts not designated as hedging instruments totaled $1.0 billion as of June 30, 2011. The Company does not hold or issue derivative financial instruments for trading purposes.

The location in the consolidated statements of income and amounts of gains and losses related to derivative instruments not designated as hedging instruments are as follows:

(Millions)	Three months ended June 30, 2011 Gain (Loss) on Derivative Recognized in Income		Six months ended June 30, 2011 Gain (Loss) on Derivative Recognized in Income
Derivatives Not Designated as Hedging Instruments	Location	Amount	Location	Amount
Foreign currency forward/option contracts	Cost of sales	$(16)	Cost of sales	$(28)
Foreign currency forward contracts	Interest expense	(4)	Interest expense	12
Total		$(20)		$(16)

(Millions)	Three months ended June 30, 2010 Gain (Loss) on Derivative Recognized in Income		Six months ended June 30, 2010 Gain (Loss) on Derivative Recognized in Income
Derivatives Not Designated as Hedging Instruments	Location	Amount	Location	Amount
Foreign currency forward/option contracts	Cost of sales	$27	Cost of sales	$26
Foreign currency forward contracts	Interest expense	(18)	Interest expense	(11)
Total		$9		$15

Location and Fair Value Amount of Derivative Instruments

The following tables summarize the fair value of 3M’s derivative instruments, excluding nonderivative instruments used as hedging instruments, and their location in the consolidated balance sheet.

June 30, 2011 (Millions)	Assets		Liabilities
Fair Value of Derivative Instruments	Location	Amount	Location	Amount

Derivatives designated as hedging instruments
Foreign currency forward/option contracts	Other current assets	$12	Other current liabilities	$63
Commodity price swap contracts	Other current assets	—	Other current liabilities	1
Interest rate swap contracts	Other assets	29	Other liabilities	—
Total derivatives designated as hedging instruments		$41		$64

Derivatives not designated as hedging instruments
Foreign currency forward/option contracts	Other current assets	$5	Other current liabilities	$51
Total derivatives not designated as hedging instruments		$5		$51

Total derivative instruments		$46		$115

December 31, 2010 (Millions)	Assets		Liabilities
Fair Value of Derivative Instruments	Location	Amount	Location	Amount

Derivatives designated as hedging instruments
Foreign currency forward/option contracts	Other current assets	$26	Other current liabilities	$48
Commodity price swap contracts	Other current assets	—	Other current liabilities	5
Interest rate swap contracts	Other assets	39	Other liabilities	—
Total derivatives designated as hedging instruments		$65		$53

Derivatives not designated as hedging instruments
Foreign currency forward/option contracts	Other current assets	$12	Other current liabilities	$34
Total derivatives not designated as hedging instruments		$12		$34

Total derivative instruments		$77		$87

Additional information with respect to the fair value of derivative instruments is included in Note 10.

Currency Effects and Credit Risk

Currency Effects: 3M estimates that year-on-year currency effects, including hedging impacts, increased net income attributable to 3M by approximately $33 million for the three months ended June 30, 2011 and increased net income attributable to 3M by approximately $80 million for the six months ended June 30, 2011. This estimate includes the effect of translating profits from local currencies into U.S. dollars and the impact of currency fluctuations on the transfer of goods between 3M operations in the United States and abroad. This estimate also includes year-on-year currency effects from transaction gains and losses, including derivative instruments designed to reduce foreign currency exchange rate risks, which 3M estimates decreased net income attributable to 3M by approximately $42 million for the three months ended June 30, 2011 and decreased net income attributable to 3M by approximately $26 million for the six months ended June 30, 2011.

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis:

For 3M, assets and liabilities that are measured at fair value on a recurring basis primarily relate to available-for-sale marketable securities, available-for-sale investments (included as part of investments in the Consolidated Balance Sheet) and certain derivative instruments. Derivatives include cash flow hedges, interest rate swaps and most net investment hedges. The information in the following paragraphs and tables primarily addresses matters relative to these financial assets and liabilities. Separately, there were no material fair value measurements with respect to nonfinancial assets or liabilities that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis for the three and six month periods ended June 30, 2011 and 2010.

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

The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis.

	Fair Value
(Millions)	at June 30,	Fair Value Measurements Using Inputs Considered as
Description	2011	Level 1	Level 2	Level 3
Assets:
Available-for-sale:
Marketable securities:
U.S. government agency securities	$260	$—	$260	$—
Foreign government agency securities	13	—	13	—
Corporate debt securities	381	—	381	—
Certificates of deposit	15	—	15	—
Commercial paper	148	—	148	—
Asset-backed securities:
Automobile loan related	424	—	424	—
Credit card related	93	—	93	—
Equipment lease related	70	—	70	—
Other	17	—	17	—
U.S. treasury securities	50	50	—	—
U.S. municipal securities	15	—	15	—
Auction rate securities	8	—	—	8
Other securities	61	—	61	—
Investments	7	7	—	—
Derivative instruments — assets:
Foreign currency forward/option contracts	17	15	2	—
Interest rate swap contracts	29	—	29	—

Liabilities:
Derivative instruments — liabilities:
Foreign currency forward/option contracts	114	114	—	—
Commodity price swap contracts	1	1	—	—

	Fair Value
(Millions)	at Dec. 31,	Fair Value Measurements Using Inputs Considered as
Description	2010	Level 1	Level 2	Level 3
Assets:
Available-for-sale:
Marketable securities:
U.S. government agency securities	$309	$—	$309	$—
Foreign government agency securities	55	—	55	—
Corporate debt securities	472	—	472	—
Commercial paper	55	—	55	—
Asset-backed securities:
Automobile loan related	397	—	397	—
Credit card related	149	—	149	—
Equipment lease related	38	—	38	—
Other	8	—	8	—
U.S. treasury securities	99	99	—	—
U.S. municipal securities	23	—	23	—
Auction rate securities	7	—	—	7
Other securities	29	—	29	—
Investments	21	21	—	—
Derivative instruments — assets:
Foreign currency forward/option contracts	38	36	2	—
Interest rate swap contracts	39	—	39	—

Liabilities:
Derivative instruments — liabilities:
Foreign currency forward/option contracts	82	82	—	—
Commodity price swap contracts	5	5	—	—

The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3).

(Millions)	Three months ended June 30,		Six months ended June 30,
Marketable securities — auction rate securities only	2011	2010	2011	2010
Beginning balance	$7	$6	$7	$5
Total gains or losses:
Included in earnings	—	—	—	—
Included in other comprehensive income	1	1	1	2
Purchases, issuances, and settlements	—	—	—	—
Transfers in and/or out of Level 3	—	—	—	—
Ending balance (June 30)	8	7	8	7

Additional losses included in earnings due to reclassifications from other comprehensive income for:
Securities sold during the period ended June 30	—	—	—	—
Securities still held at June 30	—	—	—	—

In addition, the plan assets of 3M’s pension and postretirement benefit plans are measured at fair value on a recurring basis (at least annually). Refer to Note 11 in 3M’s Current Report on Form 8-K dated May 26, 2011 (which updated 3M’s 2010 Annual Report on Form 10-K).

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis:

Disclosures are required for certain assets and liabilities that are measured at fair value, but are recognized and disclosed at fair value on a nonrecurring basis in periods subsequent to initial recognition. For 3M, such measurements of fair value relate primarily to long-lived asset impairments. There were no material long-lived asset impairments for the three and six months ended June 30, 2011 and 2010.

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

	June 30, 2011		Dec. 31, 2010
(Millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, excluding current portion	$4,484	$4,740	$4,183	$4,466

The fair values reflected above consider the terms of the related debt absent the impacts of derivative/hedging activity. The carrying amount of long-term debt referenced above is impacted by certain fixed-to-floating interest rate swaps that are designated as fair value hedges and by the designation of fixed rate Eurobond securities issued by the Company as hedging instruments of the Company’s net investment in its European subsidiaries. 3M’s fixed-rate bonds were trading at a premium at June 30, 2011 and December 31, 2010 due to the low interest rates and tightening of 3M’s credit spreads.

NOTE 11.  Commitments and Contingencies

Legal Proceedings:

The Company and some of its subsidiaries are involved in numerous claims and lawsuits, principally in the United States, and regulatory proceedings worldwide. These include various products liability (involving products that the Company now or formerly manufactured and sold), intellectual property, and commercial claims and lawsuits, including those brought under the antitrust laws, and environmental proceedings. Unless otherwise stated, the Company is vigorously defending all such litigation. Additional information can be found in Note 14 “Commitments and Contingencies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as updated by the Company’s Current Report on Form 8-K dated May 26, 2011, including information about the Company’s process for disclosure and recording of liabilities and insurance receivables related to legal proceedings.

The following table shows the major categories of significant legal matters — respirator mask/asbestos litigation (including Aearo), environmental remediation and other environmental liabilities — for which the Company has been able to estimate its probable liability and for which the Company has taken reserves and the related insurance receivables:

Liability and Receivable Balances	June 30,	Dec. 31,
(Millions)	2011	2010

Respirator mask/asbestos liabilities	$113	$126
Respirator mask/asbestos insurance receivables	121	122

Environmental remediation liabilities	$30	$24
Environmental remediation insurance receivables	15	15

Other environmental liabilities	$80	$90

The following sections first describe the significant legal proceedings in which the Company is involved, and then describe the liabilities and associated insurance receivables the Company has accrued relating to its significant legal proceedings.

Respirator Mask/Asbestos Litigation

As of June 30, 2011, the Company is a named defendant, with multiple co-defendants, in numerous lawsuits in various courts that purport to represent approximately 2,200 individual claimants compared to approximately 2,148 individual claimants with actions pending at December 31, 2010.

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

As previously reported, the State of West Virginia, through its Attorney General, filed a complaint in 2003 against the Company and two other manufacturers of respiratory protection products in the Circuit Court of Lincoln County, West Virginia and amended its complaint in 2005. The amended complaint seeks substantial, but unspecified, compensatory damages primarily for reimbursement of the costs allegedly incurred by the State for worker’s compensation and healthcare benefits provided to all workers with occupational pneumoconiosis and unspecified punitive damages. While the case has been inactive since the fourth quarter of 2007, the Court held a case management conference in March 2011, but no further activity has occurred in the case since that conference. No liability has been recorded for this matter because the Company believes that liability is not probable and estimable at this time. In addition, the Company is not able to estimate a possible loss or range of loss given the minimal activity in this case and the fact that the complaint asserts claims against two other manufacturers where a defendant’s share of liability may turn on the law of joint and several liability and by the amount of fault a jury allocates to each defendant if a case is ultimately tried.

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

As of June 30, 2011, the Company had reserves for respirator mask/asbestos liabilities of $82 million (excluding Aearo reserves). The Company can not estimate the amount or range of amounts by which the liability may exceed the reserve the Company has established because of the (i) inherent difficulty in projecting the number of claims that have not yet been asserted, particularly with respect to the Company’s respiratory products that themselves did not contain any harmful materials, (ii) the complaints nearly always assert claims against multiple defendants where the damages alleged are typically not attributed to individual defendants so that a defendant’s share of liability may turn on the law of joint and several liability, which can vary by state, (iii) the multiple factors described above that the Company considers in estimating its liabilities, and (iv) the several possible developments described above that may occur that could affect the Company’s estimate of liabilities.

As of June 30, 2011, the Company’s receivable for insurance recoveries related to the respirator mask/asbestos litigation was $121 million.

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

As previously reported, on January 5, 2007 the Company was served with a declaratory judgment action filed on behalf of two of its insurers (Continental Casualty and Continental Insurance Co. — both part of the Continental Casualty Group) disclaiming coverage for respirator mask/asbestos claims. These insurers represent approximately $14 million of the $121 million insurance recovery receivable referenced in the above table. The action, pending in the District Court in Ramsey County, Minnesota, seeks declaratory judgment regarding coverage provided by the policies and the allocation of covered costs among the policies issued by the various insurers. The action named, in addition to the Company, over 60 of the Company’s insurers. This action is similar in nature to an action filed in 1994 with respect to breast implant coverage, which ultimately resulted in the Minnesota Supreme Court’s ruling of 2003 that was largely in the Company’s favor. The plaintiff insurers have served an amended complaint that names some additional insurers and deletes others. A significant number of the insurer defendants named in the amended complaint have been dismissed because of settlements they have reached with 3M regarding the matters at issue in the lawsuit. The case is currently in the discovery phase. Trial is scheduled to begin in the fall of 2012.

Respirator Mask/Asbestos Litigation — Aearo Technologies

On April 1, 2008, a subsidiary of the Company purchased the stock of Aearo Holding Corp., the parent of Aearo Technologies (“Aearo”). Aearo manufactures and sells various products, including personal protection equipment, such as eye, ear, head, face, fall and certain respiratory protection products.

As of June 30, 2011, Aearo and/or other companies that previously owned and operated Aearo’s respirator business (American Optical Corporation, Warner-Lambert LLC, AO Corp. and Cabot Corporation (“Cabot”)) are named defendants, with multiple co-defendants, including the Company, in numerous lawsuits in various courts in which plaintiffs allege use of mask and respirator products and seek damages from Aearo and other defendants for alleged personal injury from workplace exposures to asbestos, silica-related, or other occupational dusts found in products manufactured by other defendants or generally in the workplace.

As of June 30, 2011, the Company, through its Aearo subsidiary, has recorded $31 million as the best estimate of the probable liabilities for product liabilities and defense costs related to current and future Aearo-related asbestos and silica-related claims. Responsibility for legal costs, as well as for settlements and judgments, is currently shared in an informal arrangement among Aearo, Cabot, American Optical Corporation and a subsidiary of Warner Lambert and their insurers (the “Payor Group”). Liability is allocated among the parties based on the number of years each company sold respiratory products under the “AO Safety” brand and/or owned the AO Safety Division of American Optical Corporation and the alleged years of exposure of the individual plaintiff. Aearo’s share of the contingent liability is further limited by an agreement entered into between Aearo and Cabot on July 11, 1995. This agreement provides that, so long as Aearo pays to Cabot an annual fee of $400,000, Cabot will retain responsibility and liability for, and indemnify Aearo against, asbestos and silica-related product liability claims for respirators manufactured prior to July 11, 1995. Because the date of manufacture for a particular respirator allegedly used in the past is often difficult to determine, Aearo and Cabot have applied the agreement to claims arising out of the alleged use of respirators while exposed to asbestos or silica or products containing asbestos or silica prior to January 1, 1997. With these arrangements in place, Aearo’s potential liability is limited to exposures alleged to have arisen from the use of respirators while exposed to asbestos, silica or other occupational dusts on or after January 1, 1997.

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

Environmental Matters

As previously reported, the Company has been voluntarily cooperating with ongoing reviews by local, state, national (primarily the U.S. Environmental Protection Agency (EPA)), and international agencies of possible environmental and health effects of various perfluorinated compounds (“PFCs”), including perfluorooctanoate or “PFOA” and perfluorooctane sulfonate or “PFOS” and other perfluorooctanyl compounds. As a result of its phase-out decision in May 2000, the Company no longer manufactures perfluorooctanyl compounds, and through changes to its manufacturing process at the end of 2008, no longer uses such compounds in its manufacturing process.

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

In late 2008 and early 2009, the EPA undertook testing of private wells and soils at certain agricultural sites in Alabama where wastewater treatment sludge was applied from the municipal wastewater treatment plant in Decatur, Alabama that received wastewater from numerous sources, including sanitary wastewater from 3M. In this same timeframe, the EPA also issued provisional health advisory values for drinking water for PFOA of 0.4 parts per billion (“ppb”) and PFOS of 0.2 ppb. Pursuant to an information request from EPA, a group of local industries, including 3M, and the Decatur utility have been working to identify and test private wells in the area, and to connect to municipal water any private wells used for drinking water that exceed the EPA’s provisional health advisory levels. EPA’s and the industry’s testing of public drinking water supplies in the area indicate that the levels of PFOA and PFOS in municipal water supplies are well below the provisional health advisories. 3M and other companies have completed a survey of properties near the sites where Decatur utility’s wastewater treatment sludge was applied to identify any additional private drinking water wells not already identified by the EPA, and have connected a small number of wells that exceeded the provisional health advisory levels for PFOS and PFOA to municipal water. 3M and the other companies have continued to monitor those few private wells that showed levels of PFOS or PFOA above detection levels but below the EPA’s provisional health advisory levels. EPA has recently notified 3M that the agency is satisfied that 3M has completed its obligations under the information request and that EPA is closing its request.

The Agency for Toxic Substances and Disease Registry (ATSDR) has completed a bio-monitoring study evaluating PFC blood levels in volunteers living near the sludge application fields. The Company expects ATSDR to release its report in 2011.

3M continues its third and final phase of work pursuant to a Memorandum of Understanding with the EPA regarding an environmental assessment program at the Company’s Decatur manufacturing site. That work includes groundwater sampling off-site from the Decatur facility (unrelated to the work described above involving the Decatur utility’s wastewater treatment sludge) as well as at three local landfills used by the facility.

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

The Company continues to work with the Minnesota Pollution Control Agency (MPCA) pursuant to the terms of the previously disclosed May 2007 Settlement Agreement and Consent Order to address the presence of perfluorinated compounds in the soil and groundwater at former disposal sites in Washington County, Minnesota (Oakdale and Woodbury) and at the Company’s manufacturing facility at Cottage Grove, Minnesota. Under this agreement, the Company’s principal obligations include (i) evaluating releases of perfluorinated compounds from these sites and proposing response actions; (ii) providing treatment or alternative drinking water upon identifying any level exceeding a Health Based Value (“HBV”) or Health Risk Limit (“HRL”) (i.e., the amount of a chemical in drinking water determined by the Minnesota Department of Health to be safe for people to drink for a lifetime) for any perfluorinated compounds as a result of contamination from these sites; (iii) remediating any source of other PFCs at these sites that is not controlled by actions to remediate PFOA and PFOS; and (iv) sharing information with the MPCA about perfluorinated compounds. During 2008, the MPCA issued formal decisions adopting remedial options for the former disposal sites in Washington County, Minnesota (Oakdale and Woodbury). In August 2009, the MPCA issued a formal decision adopting remedial options for the Company’s Cottage Grove manufacturing facility. During the spring and summer of 2010, 3M began implementing the remedial options at the Cottage Grove and Woodbury sites. 3M commenced the remedial option at the Oakdale site in late 2010. At each location the remedial options were among those recommended by the Company. Remediation work will continue at all three sites during 2011.

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

In February 2009, a resident of Franklin County, Alabama, filed a purported class action lawsuit in the Circuit Court of Franklin County seeking compensatory damages and injunctive relief based on the application by the Decatur utility’s wastewater treatment plant of wastewater treatment sludge to farmland and grasslands in the state that allegedly contain PFOA, PFOS and other perfluorochemicals. The named defendants in the case include 3M, its subsidiary Dyneon LLC, Daikin America, Inc., Synagro-WWT, Inc., Synagro South, LLC and Biological Processors of America. The named plaintiff seeks to represent a class of all persons within the State of Alabama who have had PFOA, PFOS and other perfluorochemicals released or deposited on their property. In March 2010, the Alabama Supreme Court ordered the case transferred from Franklin County to Morgan County. In May, 2010, consistent with its handling of the other matters, the Morgan County Circuit Court abated this case, putting it on hold pending the resolution of the class certification issues in the first case filed there.

In March 2011, several residents of Lawrence County, Alabama, filed a lawsuit in the Circuit Court of Lawrence County seeking unspecified compensatory and punitive damages and other relief for alleged personal injuries due to the exposure to PFCs. The named defendants in the case include the City of Decatur, Alabama, 3M, its subsidiary Dyneon LLC, Daikin America, Inc., Toray Industries, Inc. and two of its US subsidiaries, Synagro-WWT, Inc., Synagro South, LLC and Biological Processors of America, and certain individuals not associated with 3M. According to the complaint, Synagro acquired wastewater treatment sludge that allegedly contained PFOA, PFOS and other perfluorochemicals from the Decatur utility’s wastewater treatment plant, and made it into a fertilizer that it sold to farmers who applied it to their farmland in Morgan, Limestone and Lawrence counties, including land adjacent to the plaintiffs’ residence. Plaintiffs have dismissed the City of Decatur from the case.

On December 30, 2010, the State of Minnesota, by its Attorney General Lori Swanson, acting in its capacity as trustee of the natural resources of the State of Minnesota, filed a lawsuit in Hennepin County District Court against 3M to recover damages (including unspecified assessment costs and reasonable attorney’s fees) for alleged injury to, destruction of, and loss of use of certain of the State’s natural resources under the Minnesota Environmental Response and Liability Act (MERLA) and the Minnesota Water Pollution Control Act (MWPCA), as well as statutory nuisance and common law claims of trespass, nuisance, and negligence with respect to the presence of PFC’s in the groundwater, surface water, fish or other aquatic life and sediments. The State also seeks declarations under MERLA that 3M is responsible for all damages the State may suffer in the future for injuries to natural resources from releases of PFCs into the environment, and under MWPCA that 3M is responsible for compensation for future loss or destruction of fish, aquatic life and other damages. On January 14, 2011, the City of Lake Elmo filed a motion to intervene in the State of Minnesota lawsuit and seeks damages in excess of $50,000 and other legal and equitable relief, including reasonable attorneys’ fees, for alleged contamination of city property, wells, groundwater and water contained in the wells with PFCs under several theories, including common law and statutory nuisance, strict liability, trespass, negligence, and conversion. The court granted the City of Lake Elmo’s motion to intervene in this lawsuit.

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

Environmental Liabilities and Insurance Receivables

As of June 30, 2011, the Company had recorded liabilities of $30 million for estimated “environmental remediation” costs based upon an evaluation of currently available facts with respect to each individual site and also recorded related insurance receivables of $15 million. The Company records liabilities for remediation costs on an undiscounted basis when they are probable and reasonably estimable, generally no later than the completion of feasibility studies or the Company’s commitment to a plan of action. Liabilities for estimated costs of environmental remediation, depending on the site, are based primarily upon internal or third-party environmental studies, and estimates as to the number, participation level and financial viability of any other potentially responsible parties, the extent of the contamination and the nature of required remedial actions. The Company adjusts recorded liabilities as further information develops or circumstances change. The Company expects that it will pay the amounts recorded over the periods of remediation for the applicable sites, currently ranging up to 20 years.

As of June 30, 2011, the Company had recorded liabilities of $80 million for “other environmental liabilities” based upon an evaluation of currently available facts to implement the Settlement Agreement and Consent Order with the MPCA, the remedial action agreement with ADEM, and to address trace amounts of perfluorinated compounds in drinking water sources in the City of Oakdale and Lake Elmo, Minnesota, as well as presence in the soil and groundwater at the Company’s manufacturing facilities in Decatur, Alabama, and Cottage Grove, Minnesota, and at two former disposal sites in Washington County, Minnesota (Oakdale and Woodbury). The Company expects that most of the spending will occur over the next five years.

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

Employment Litigation

In January 2011, 3M reached an agreement in principle with plaintiffs’ counsel to resolve the Whitaker and Garcia lawsuits.  The Whitaker settlement agreement was signed by all parties in March 2011. The court granted preliminary approval of the settlement on April 6, 2011, and provisionally certified a class for settlement purposes only. The final approval hearing is scheduled in December 2011. The Garcia settlement agreement has been signed by the parties. All plaintiffs subject to the Garcia settlement have signed and not timely revoked individual releases of claims against 3M, and the parties anticipate filing a stipulation of dismissal, with prejudice, in that matter following administration of the settlement, which will occur concurrently with administration of the Whitaker settlement. 3M is currently in discussions with the Equal Employment Opportunity Commission to resolve related charges described below. If finalized and approved by the court, administration of the settlement agreements will take several months to complete. The amount of the proposed settlements is not material to the Company’s consolidated results of operations or financial condition. The background of this litigation is set forth below.

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

In this case, five former and one current employee of the Company are seeking to represent all current and former salaried employees employed by the Company in the United States during the liability period, which plaintiffs define as 2001 to the present. In addition to the six named plaintiffs, there are approximately 130 other current or former employees who have signed “opt-in” forms, seeking to join the action. The Garcia lawsuit expressly excludes those persons encompassed within the proposed class in the Whitaker lawsuit. The same firm, joined by additional California counsel and local Minnesota counsel for the Garcia lawsuit, represents the plaintiffs in both cases.

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

EEOC Age-Discrimination Charges

Six former employees and one current employee, all but one of whom are named plaintiffs in the Garcia lawsuit, have also filed age discrimination charges against the Company with the U.S. Equal Employment Opportunity Commission and various pertinent state agencies, alleging age discrimination similar to the Whitaker and Garcia lawsuits and claiming that a class of similarly situated persons exists. Of these, three former employees filed charges in 2005 in Minnesota, Texas, and California. These filings include allegations that the release of claims signed by certain former employees in the purported class defined in the charges is invalid for various reasons and assert age discrimination claims on behalf of certain current and former salaried employees in states other than Minnesota and New Jersey. In 2006, a current employee filed an age discrimination charge against the Company with the U.S. Equal Employment Opportunity Commission and the pertinent state agency in Missouri, asserting claims on behalf of a class of all current and certain former salaried employees who worked in Missouri and states other than Minnesota and New Jersey. In 2007, a former employee filed an age discrimination charge against the Company with the U.S. Equal Employment Opportunity Commission and the pertinent state agency in California, asserting claims on behalf of a class of all current and certain former salaried employees who worked in California. In January 2009, two former employees filed age discrimination charges against the Company with the U.S. Equal Employment Opportunity Commission and the pertinent state agency in Minnesota. The filings include allegations that the release of claims signed by certain former employees in the purported class defined in the charges is invalid for various reasons and assert age discrimination claims on behalf of certain current and former salaried employees in states other than Minnesota. The same law firm represents the plaintiffs in the Whitaker lawsuit as well as the claimants in each of these EEOC proceedings.

Compliance Matters

On November 12, 2009, the Company contacted the Department of Justice (DOJ) and Securities and Exchange Commission (SEC) to voluntarily disclose that the Company was conducting an internal investigation as a result of reports it received about its subsidiary in Turkey, alleging bid rigging and bribery and other inappropriate conduct in connection with the supply of certain reflective and other materials and related services to Turkish government entities. The Company also contacted certain affected government agencies in Turkey. The Company retained outside counsel to conduct an assessment of its policies, practices, and controls and to evaluate its overall compliance with the Foreign Corrupt Practices Act, including an ongoing review of our practices in certain other countries and acquired entities. The Company continues to cooperate with the DOJ and SEC and government agencies in Turkey in the Company’s ongoing investigation of this matter. The Company cannot predict at this time the outcome of its investigation or what regulatory actions may be taken or what other consequences may result.

Other Matters

Commercial Litigation

In September 2010, various parties, on behalf of a purported class of shareholders of Cogent, Inc. (“Cogent”), commenced three lawsuits against the Company, Cogent, and its directors in the Delaware Court of Chancery. Plaintiffs allege that 3M, in connection with its tender offer for Cogent shares, aided and abetted the breach of fiduciary duties by Cogent directors and seek an unspecified amount of damages. The three cases were consolidated, expedited discovery was conducted, and Plaintiffs’ motion for a preliminary injunction to enjoin the transaction was denied on October 1, 2010. On November 15, 2010, plaintiffs filed an amended complaint that added directors of Cogent, Inc. appointed by 3M, as named defendants, and asserted additional claims of breach of fiduciary duties in connection with the transaction and a subsequent offering period. 3M has moved to dismiss all claims. The transaction closed on December 1, 2010.

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

3M filed suit against Avery Dennison Corporation in the United States District Court for the District of Minnesota in June 2010, alleging that Avery’s OmniCube™ full cube retroreflective sheeting products, which are used for highway signage, infringe a number of 3M patents. 3M also sought a declaratory judgment from the District Court in Minnesota that 3M’s Diamond Grade™ DG3 full cube retroreflective sheeting does not infringe two Avery patents. In October 2010, Avery Dennison filed a lawsuit against the Company in the United States District Court for the Central District of California, alleging that 3M monopolized or attempted to monopolize the markets for Type XI retroreflective sheeting and for broad high performance sheeting in violation of the Sherman Act, as well as other claims. Avery alleges that 3M manipulated the standards-setting process of the American Society for Testing and Materials (ASTM), a private organization responsible for creating standards for, among other things, retroreflective sheeting used for highway signage; entered into illegal and anticompetitive contracts; and engaged in other anticompetitive acts including false advertising and disparagement. 3M moved to transfer the antitrust case to the United States District Court for the District of Minnesota, which motion was granted in February 2011. In the patent case, 3M’s motion to preliminarily enjoin the sales of Avery’s OmniCube retroreflective sheeting was denied in December 2010. The District Court also granted Avery’s motion to dismiss 3M’s declaratory judgment suit in March 2011.  3M has appealed the dismissal of the declaratory judgment lawsuit. In the meantime, 3M’s patent infringement lawsuit against Avery and Avery’s antitrust suit against 3M are moving forward in the Minnesota Court.

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

In December 2008, the investors that sold Acolyte Biomedica, Ltd. to the Company’s subsidiary in the United Kingdom filed suit in London’s High Court seeking damages for breach of the acquisition agreement, including damages of 40 million pounds sterling for loss of potential earnout payments under the acquisition agreement. Notwithstanding significant investments and efforts by the Company to support the sales of BacLite™, a methicillin-resistant staphlococcus aureus (MRSA) screening device, the product was not a commercial success. A trial in London’s High Court began on June 13, 2011. The trial concluded July 18, 2011. Written post trial submissions were served July 27, 2011 and oral closing arguments are tentatively scheduled for October 4 and 5, 2011. The Company expects a decision in October or November 2011.

No liability has been recorded for the Company’s commercial litigation described in this section because the Company believes that liability is not probable and estimable and the Company is not able to estimate a possible loss or range of loss at this time.

NOTE 12. Stock-Based Compensation

The Company’s annual stock option and restricted stock unit grant is made in February to provide a strong and immediate link between the performance of individuals during the preceding year and the size of their annual stock compensation grants. The grant to eligible employees uses the closing stock price on the grant date. Stock options vest over a period from one year to three years with the expiration date at 10 years from date of grant. Accounting rules require recognition of expense under a non-substantive vesting period approach, requiring compensation expense recognition when an employee is eligible to retire. Employees are considered eligible to retire at age 55 and after having completed five years of service. This retiree-eligible population represents 28 percent of the 2011 annual grant stock-based compensation award expense dollars; therefore, higher stock-based compensation expense is recognized in the first quarter. The remaining total shares available for grant under the 2008 Long Term Incentive Plan Program are 21,900,036 as of June 30, 2011.

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

Stock-Based Compensation Expense

	Three months ended		Six months ended
	June 30,		June 30,
(Millions)	2011	2010	2011	2010
Cost of sales	$6	$6	$20	$20
Selling, general and administrative expenses	44	47	131	129
Research, development and related expenses	6	6	21	22

Stock-based compensation expenses	$56	$59	$172	$171

Income tax benefits	$(15)	$(19)	$(56)	$(55)

Stock-based compensation expenses, net of tax	$41	$40	$116	$116

The following table summarizes stock option activity during the six months ended June 30, 2011:

Stock Option Program

			Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic Value
	Options	Price*	Life* (months)	(millions)
Under option —
January 1	70,335,044	$74.80
Granted
Annual	5,514,500	89.46
Progressive (Reload)	227,977	94.14
Other	4,857	91.89
Exercised	(10,212,885)	67.99
Canceled	(139,862)	68.17
June 30	65,729,631	$77.17	60	$1,163
Options exercisable
June 30	53,841,327	$76.70	50	$977

*Weighted average

As of June 30, 2011, there was $87 million of compensation expense that has yet to be recognized related to non-vested stock option based awards. This expense is expected to be recognized over the remaining weighted-average vesting period of 2.0 years. The total intrinsic values of stock options exercised were $256 million and $180 million during the six months ended June 30, 2011 and 2010, respectively. Cash received from options exercised was $694 million and $336 million for the six months ended June 30, 2011 and 2010, respectively. The Company’s actual tax benefits realized for the tax deductions related to the exercise of employee stock options were $74 million and $52 million for the six months ended June 30, 2011 and 2010, respectively. Capitalized stock-based compensation amounts were not material at June 30, 2011.

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

The following table summarizes restricted stock and restricted stock unit activity during the six months ended June 30, 2011:

Restricted Stock and Restricted Stock Units	Number of Awards	Grant Date Fair Value*
Nonvested balance —
As of January 1	5,573,302	$70.43
Granted
Annual	889,448	89.46
Performance shares	444,161	82.97
Other	228,479	90.06
Vested	(1,273,100)	72.35
Forfeited	(37,456)	72.81
As of June 30	5,824,834	$74.62

*Weighted average

As of June 30, 2011, there was $142 million of compensation expense that has yet to be recognized related to non-vested restricted stock and restricted stock units. This expense is expected to be recognized over the remaining weighted-average vesting period of 1.9 years. The total grant date fair value of restricted stock and restricted stock units that vested during the six months ended June 30, 2011 and 2010 was $92 million and $60 million, respectively. The Company’s actual tax benefits realized for the tax deductions related to the vesting of restricted stock and restricted stock units was $28 million and $20 million for the six months ended June 30, 2011 and 2010, respectively.

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

NOTE 13. Business Segments

Effective in the first quarter of 2011, 3M made certain product moves between its business segments in its continuing effort to drive growth by aligning businesses around markets and customers. There were no changes impacting business segments related to product moves for the Display and Graphics segment or the Consumer and Office segment. The product moves between business segments are summarized as follows:

•                  Certain pressure sensitive adhesives products within the Industrial Adhesives and Tapes Division and shock absorption and vibration dampening products used in electronics within the Aerospace and Aircraft Maintenance Department (both within the Industrial and Transportation business segment) were transferred to the Electronic Markets Materials Division (part of the Electro and Communications business segment). In addition, certain medical respirator products within the Infection Prevention Division (part of the Health Care business segment) were transferred to the Occupational Health and Environmental Safety Division (within the Safety, Security and Protection Services business segment). The preceding product moves resulted in decreases in net sales for the total year 2010 of $152 million in the Industrial and Transportation business segment and $8 million in the Health Care business segment. These decreases were offset by increases in net sales for the total year 2010 of $121 million for the Electro and Communications business segment and $8 million for the Safety, Security and Protection Services business segment along with a $31 million change in the elimination of dual credit sales and corporate and unallocated.

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

The financial information presented herein reflects the impact of all of the preceding segment structure changes for all periods presented.

Business Segment Information

	Three months ended		Six months ended
	June 30,		June 30,
(Millions)	2011	2010	2011	2010

Net Sales
Industrial and Transportation	$2,641	$2,121	$5,091	$4,157
Health Care	1,269	1,110	2,524	2,224
Display and Graphics	973	1,047	1,916	1,916
Consumer and Office	1,038	954	2,038	1,866
Safety, Security and Protection Services	1,011	844	1,940	1,657
Electro and Communications	864	757	1,700	1,451
Corporate and Unallocated	3	4	8	8
Elimination of Dual Credit	(119)	(106)	(226)	(200)
Total Company	$7,680	$6,731	$14,991	$13,079

Operating Income
Industrial and Transportation	$544	$463	$1,060	$906
Health Care	364	344	733	690
Display and Graphics	222	308	452	520
Consumer and Office	202	211	417	430
Safety, Security and Protection Services	242	198	441	380
Electro and Communications	200	176	378	323
Corporate and Unallocated	(93)	(81)	(198)	(164)
Elimination of Dual Credit	(26)	(23)	(50)	(44)
Total Company	$1,655	$1,596	$3,233	$3,041

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM*

To the Stockholders and Board of Directors of 3M Company:

We have reviewed the accompanying consolidated balance sheet of 3M Company and its subsidiaries as of June 30, 2011, and the related consolidated statements of income for the three-month and six-month periods ended June 30, 2011 and 2010 and the consolidated statement of cash flows for the six-month periods ended June 30, 2011 and 2010. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2010, and the related consolidated statements of income, of changes in equity and comprehensive income, and of cash flows for the year then ended (not presented herein), and in our report dated February 16, 2011, except with respect to our opinion on the consolidated financial statements insofar as it relates to the effects of the segment realignments discussed in Notes 3 and 17 as to which the date is May 26, 2011, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2010, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Minneapolis, Minnesota

August 4, 2011

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

Second-quarter 2011 sales totaled $7.7 billion, an increase of 14.1 percent from the second quarter of 2010, with five of the Company’s six business segments showing improvement, led by Industrial and Transportation at 24.6 percent and Safety, Security and Protection Services at 19.7 percent. As expected, sales of optical films for LCD TVs declined in the second quarter as OEMs worked to reduce inventories and lower their costs. In addition, consumer-related end markets were impacted by high unemployment levels and low consumer confidence. Second-quarter 2011 sales increased in every major geographic region, with Europe/Middle East/Africa up 24.1 percent, Latin America/Canada up 20.2 percent, Asia Pacific up 11 percent, and the U.S up 8.7 percent. Of the 14.1 percent sales growth, 4 points was from the combined impact of higher organic volume (3.2 points) and price growth (0.8 points), 4 points was from acquisitions, and another 6.1 points was from favorable currency effects. The combined estimated impact of the natural disaster in Japan (discussed further in next paragraph), optical systems sales declines, and H1N1 impacts held back worldwide organic sales volume and total sales growth in the second quarter by 4 percentage points. The impact of the Japan natural disaster negatively impacted organic sales volume by 2.4 percentage points. The decline in optical systems sales also negatively impacted organic sales volume by 1.3 percentage points. In addition, from the second quarter of 2009 through the third quarter of 2010, 3M received a benefit from H1N1-related sales, primarily in 3M’s personal protection business within the Safety, Security and Protection Services business segment. The absence of H1N1-related sales in the second quarter of 2011 reduced second-quarter 2011 sales growth by approximately 0.3 percentage points.

3M estimates that combined direct and indirect business disruption resulting from the recent Japan natural disaster, net of the benefit from sales of 3M products used in the reconstruction efforts, reduced second-quarter 2011 sales growth by 2.4 percentage points, operating margins by 0.50 percentage points, and earnings by approximately 7 cents per diluted share. Automobile and electronic manufacturers are most impacted, which largely impacts 3M’s automotive OEM and consumer electronics-related businesses. 3M expects that Japan-related impacts should begin to wane in the second half of 2011. Japan represented approximately 9 percent of total 3M sales for total year 2010. Based on 3M’s current assessment, no material asset or investment impairments have been recorded. In addition, 3M is not aware of any significant issues related to this natural disaster concerning inventory, customer receivables, lease terminations, environmental exposures, guarantees, indemnifications, debt covenant compliance, or significant tax issues. 3M does have certain insurance coverage which could limit its exposure.

Net income attributable to 3M was $1.160 billion, or $1.60 per diluted share in the second quarter of 2011, compared to $1.121 billion, or $1.54 per diluted share, in the second quarter of 2010. As discussed above, 3M delivered these results despite some previously anticipated near-term challenges. The impact of the earthquake in Japan, net of the benefit from sales of 3M products used in the reconstruction efforts, penalized results in the second quarter. As conditions improve in Japan, 3M has been working to capture additional sales for its businesses, such as products used in clean-up (construction and home improvement products), safety related products (respirator masks and personal protective equipment), energy savings/refurbishment products (window films) and products that help in the rebuilding effort (traffic safety, telecommunication/utility and commercial construction).

Net income attributable to 3M was $2.241 billion, or $3.09 per diluted share in the first six months of 2011, compared to $2.051 billion, or $2.83 per diluted share, in the first six months of 2010 (including the first quarter of 2010 special item discussed below). Sales in the first six months of 2011 increased 14.6 percent to $15.0 billion, with all business segments showing improvement, led by Industrial and Transportation, Electro and Communications, and Safety, Security and Protection Services. All major geographic regions also showed improvement, led by local-currency sales growth in Latin America and Asia Pacific (excluding Japan). Sales globally were helped by improved market penetration and new product flow along with significant growth in important end-markets such as general industrial and personal safety.

The first quarter of 2010 results include a one-time, non-cash income tax charge of $84 million (12 cents per diluted share for the six months ended June 30, 2010), resulting from the March 2010 enactment of the Patient Protection and Affordable Care Act, including modifications made in the Health Care and Education Reconciliation Act of 2010. Refer to the special items discussion at the end of this overview section for more detail.

The following table contains sales and operating income results by business segment for the three months ended June 30, 2011 and 2010.

	Three months ended June 30,
	2011		2010		% change
	Net	Operating	Net	Operating	Net	Operating
(Dollars in millions)	Sales	Income	Sales	Income	Sales	Income
Business Segments
Industrial and Transportation	$2,641	$544	$2,121	$463	24.6%	17.2%
Health Care	1,269	364	1,110	344	14.3	6.2
Display and Graphics	973	222	1,047	308	(7.1)	(28.3)
Consumer and Office	1,038	202	954	211	8.9	(4.3)
Safety, Security and Protection Services	1,011	242	844	198	19.7	22.7
Electro and Communications	864	200	757	176	14.1	13.8
Corporate and Unallocated	3	(93)	4	(81)
Elimination of Dual Credit	(119)	(26)	(106)	(23)
Total Company	$7,680	$1,655	$6,731	$1,596	14.1%	3.7%

Sales in the second quarter of 2011 increased 14.1 percent, as five of six business segments experienced solid growth, led by Industrial and Transportation at 24.6 percent, Safety, Security and Protection Services at 19.7, Health Care at 14.3 percent, Electro and Communications at 14.1 percent, and Consumer and Office at 8.9 percent. Display and Graphics sales, due to fewer orders for optical films, declined 7.1 percent. Local-currency sales (which includes volume, selling price and acquisition impacts, but excludes divestiture and translation impacts) increased 8.0 percent and foreign currency impacts added 6.1 percent. 3M’s business segments posted operating income margins ranging from 19.5 percent to 28.7 percent in the second quarter of 2011. Worldwide operating income margins for the second quarter of 2011 were 21.6 percent, compared to 23.7 percent for the second quarter of 2010. Refer to the sections entitled “Results of Operations” and “Performance by Business Segment” later in MD&A for a more detailed discussion of the sales and income results of the Company and its respective business segments. Refer to Note 13 for discussion of Corporate and Unallocated and Elimination of Dual Credit.

3M generated $2.184 billion of operating cash flows for the six months ended June 30, 2011, compared to $2.220 billion for the six months ended June 30, 2010. Refer to the section entitled “Cash Flows from Operating Activities” later in the MD&A for a discussion of items impacting cash flows. In February 2011, 3M’s Board of Directors authorized the repurchase of up to $7.0 billion of 3M’s outstanding common stock, which replaced the Company’s previous repurchase program. This authorization has no pre-established end date. In the first six months of 2011, the Company purchased $1.358 billion of treasury stock, of which a portion was under the previous authorization, compared to $393 million of treasury stock repurchases in the six months ended June 30, 2010. As of June 30, 2011, approximately $5.9 billion of 3M common stock remained available for repurchase under the current authorization. In February 2011, 3M’s Board of Directors authorized a dividend increase of 4.8 percent for 2011, marking the 53rd consecutive year of dividend increases for 3M. 3M’s debt to total capital ratio (total capital defined as debt plus equity) was 24 percent at June 30, 2011, compared to 25 percent at December 31, 2010. 3M has an AA- credit rating with a stable outlook from Standard & Poor’s and an Aa2 credit rating with a stable outlook from Moody’s Investors Service. In addition to cash on hand, the Company has sufficient access to capital markets to meet currently anticipated growth and acquisition investment funding needs.

For total year 2011, 3M estimates that combined direct and indirect business disruption resulting from events in Japan, net of the benefit from sales of 3M products used in the reconstruction efforts, will reduce full year 2011 sales growth by approximately 1 percentage point, operating income margins by approximately 0.3 percentage points, and earnings by approximately 11 to 12 cents per diluted share. 3M expects sales to exceed $30 billion for total year 2011. This assumes organic sales volume growing at a rate of 6 to 7.5 percent, currency effects adding 3.5 to 4.5 percent (assuming June 30, 2011 exchange rates), and acquisitions adding 3 to 4 percent for the year. This expected sales growth and related incremental operating income, including a benefit from currency effects (assuming June 30, 2011 exchange rates), should more than offset the items that will negatively impact earnings, as summarized below.

There are a few major items that will negatively impact earnings in 2011. First, as discussed further below, 3M expects that pension and postretirement expense will decrease 2011 earnings, when compared to 2010, by approximately 22 cents per diluted share. A banked vacation policy change made in 2009 will also negatively impact earnings in 2011 when compared to 2010. Prior to 2009, 3M allowed employees to bank a certain amount of unused vacation. Effective January 1, 2009, 3M employees were given two years to use their previously banked vacation, with the resulting reduction in 3M’s liability benefiting both 2009 and 2010 operating results. This change resulted in an estimated 8 cent per diluted share benefit in 2010 results, which will not carry-over into 2011, and thus, will negatively impact 2011 versus 2010 comparisons. Finally, 3M’s assessment of the income tax rate indicates an expected 2011 effective tax rate of approximately 29 percent compared to 27.7 percent for 2010.

On a worldwide basis, 3M’s pension and postretirement plans were 90 percent funded at year-end 2010. The U.S. qualified plan, which is approximately 71 percent of the worldwide pension obligation, was 97 percent funded, the non-qualified pension plan was not funded, and the international pension plans were 89 percent funded. Asset returns in 2010 for the U.S. qualified plan were 14.4% while the year-end 2010 discount rate was 5.23%, down 0.54 percentage points from the 2009 discount rate of 5.77%. 3M is considering contributing in the range of $400 million to $600 million of cash to its global pension and postretirement plans in 2011. The Company does not have a required minimum pension contribution obligation for its U.S. plans in 2011. 3M expects pension and postretirement benefit expense in 2011 to increase by approximately $215 million pre-tax, or 22 cents per diluted share, when compared to 2010.

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

First quarter 2010 special items:

The first quarter of 2010 results include a one-time, non-cash income tax charge of $84 million (12 cents per diluted share for the six months ended June 30, 2010), resulting from the March 2010 enactment of the Patient Protection and Affordable Care Act, including modifications made in the Health Care and Education Reconciliation Act of 2010 (collectively, the “Act”). The charge is due to a reduction in the value of the company’s deferred tax asset as a result of the Act’s change to the tax treatment of Medicare Part D reimbursements. This item is discussed in more detail in Note 5 (Income Taxes).

RESULTS OF OPERATIONS

Percent change information compares the second quarter or first six months of 2011 with the same period last year, unless otherwise indicated.

Net Sales:

	Three months ended June 30, 2011
	United States	Asia Pacific	Europe, Middle East and Africa	Latin America/ Canada	Other Unallocated	Worldwide
Net sales (millions)	$2,580	$2,317	$1,903	$883	$(3)	$7,680
% of worldwide sales	33.6%	30.1%	24.8%	11.5%	—	100.0%
Components of net sales change:
Volume — organic	3.0%	2.8%	3.0%	6.2%	—	3.2%
Price	1.7	(1.5)	1.2	3.2	—	0.8
Organic local-currency sales	4.7	1.3	4.2	9.4	—	4.0
Acquisitions	4.0	3.6	5.7	1.8	—	4.0
Local-currency sales	8.7	4.9	9.9	11.2	—	8.0
Divestitures	—	—	—	—	—	—
Translation	—	6.1	14.2	9.0	—	6.1
Total sales change	8.7%	11.0%	24.1%	20.2%	—	14.1%

Sales in the second quarter of 2011 increased 14.1 percent, with broad-based geographic area growth across all major geographic regions. Local-currency sales growth was 11.2 percent for the combined Latin America/Canada region, 9.9 percent for the Europe, Middle East and Africa region, 8.7 percent for the United States, and 4.9 percent for Asia Pacific. The lower growth in Asia Pacific was partially attributable to organic volume and selling price declines in 3M’s optical systems business. Acquisitions added 4 percent to worldwide growth and currency impacts benefited second-quarter 2011 worldwide sales growth by 6.1 percent. Worldwide selling prices rose 0.8 percent in the second quarter, even though selling prices were negatively impacted by 3M’s electronics-related businesses, where price-down is a necessary part of the business. Selling prices in 3M’s non electronics-related businesses increased approximately 1.5 percent.

	Six months ended June 30, 2011
	United States	Asia Pacific	Europe, Middle East and Africa	Latin America/ Canada	Other Unallocated	Worldwide
Net sales (millions)	$4,986	$4,658	$3,667	$1,685	$(5)	$14,991
% of worldwide sales	33.2%	31.1%	24.5%	11.2%	—	100.0%
Components of net sales change:
Volume — organic	4.5%	8.2%	4.6%	7.2%	—	5.9%
Price	1.2	(1.6)	0.9	2.8	—	0.5
Organic local-currency sales	5.7	6.6	5.5	10.0	—	6.4
Acquisitions	3.7	3.4	4.6	1.7	—	3.6
Local-currency sales	9.4	10.0	10.1	11.7	—	10.0
Divestitures	—	—	—	—	—	—
Translation	—	5.8	8.4	8.1	—	4.6
Total sales change	9.4%	15.8%	18.5%	19.8%	—	14.6%

Sales in the first six months of 2011 increased 14.6 percent, with broad-based geographic area growth across all major geographic regions. Local-currency sales growth was 11.7 percent for the combined Latin America/Canada region, 10.1 percent for the Europe, Middle East and Africa region, 10.0 percent for Asia Pacific, and 9.4 percent for the United States.  Acquisitions added 3.6 percent to worldwide growth and currency impacts benefited second-quarter 2011 worldwide sales growth by 4.6 percent. Worldwide selling prices rose 0.5 percent in the first six months, even though selling prices were negatively impacted by 3M’s electronics-related businesses, where price-down is a necessary part of business. Selling prices in 3M’s non electronics-related businesses increased by approximately 1.1 percent.

Operating Expenses:

	Three months ended			Six months ended
	June 30,			June 30,
(Percent of net sales)	2011	2010	Change	2011	2010	Change
Cost of sales	52.6%	51.0%	1.6%	52.3%	51.1%	1.2%
Selling, general and administrative expenses	20.6	20.1	0.5	20.8	20.4	0.4
Research, development and related expenses	5.2	5.2	—	5.3	5.3	—
Operating income	21.6%	23.7%	(2.1)%	21.6%	23.2%	(1.6)%

As discussed in the overview section, 3M expects pension and postretirement expense (excluding any possible settlement, curtailment or other special termination benefits in 2011) to increase approximately $215 million for total year 2011 when compared to 2010. The year-on-year increase for the second-quarter and first six months of 2011 was $66 million and $113 million, respectively. This increase negatively impacted cost of sales; selling, general and administrative expenses (SG&A); and research, development and related expenses (R&D).

Cost of sales includes manufacturing, engineering and freight costs. Cost of sales as a percent of net sales was 52.6 percent in the second quarter of 2011, an increase of 1.6 percentage points from the same quarter last year. In addition to the negative pension and postretirement impact discussed above (of which a portion impacts cost of sales), foreign currency effects and the impact of the natural disaster in Japan also negatively impacted cost of sales as a percent of net sales. Selling price increases only partially offset raw material inflation in the second quarter, but for total year 2011 3M expects price increases to largely offset raw material inflation for the majority of its businesses. The preceding negative impacts were partially offset by the benefit from organic sales volume growth of 3.2 percent.

Cost of sales in the first six months of 2011 was 52.3 percent, an increase of 1.2 percentage points from the same period last year. Like the second quarter, first six months cost of sales as a percent of net sales was also negatively impacted by higher pension and postretirement costs, foreign currency effects, and the impact of the natural disaster in Japan. Selling price increases only partially offset raw material inflation in the first six months of 2011. The preceding negative impacts were partially offset by the benefit from organic sales volume growth of 5.9 percent.

SG&A in dollars increased in both the second quarter and first six months of 2011 by 17 percent, due to several factors. Primary factors that increased second-quarter SG&A included foreign exchange effects (7 percentage points), as the weak U.S. dollar resulted in higher translated costs from 3M’s international subsidiaries, and SG&A increases from businesses acquired in the last twelve months (6 percentage points), primarily related to SG&A spending for the Winterthur Technologie AG, Arizant Inc., Cogent Inc. and Attenti Holdings S.A. acquisitions, which were not in 3M’s second-quarter or first six-months 2010 base spending. To a lesser extent, higher year-on-year pension and postretirement expense (3 percentage points) and continued investments to support future growth in areas such as sales representatives, advertising and promotion also increased SG&A in the second-quarter. Factors that increased first six-months 2011 SG&A included foreign exchange effects, increases related to businesses acquired in the last 12 months, higher year-on-year pension and postretirement expense, and continued investments. SG&A as a percent of net sales increased 0.5 percentage points in the second quarter of 2011 and 0.4 percentage points in the first six months of 2011 when compared to the same periods last year.

R&D expense in dollars increased in the second quarter and first six months by 15 percent and 16 percent, respectively. R&D expense was impacted by foreign exchange effects, R&D increases from businesses acquired in the last 12 months, and higher pension and postretirement expense, in addition to 3M’s continued investment in new products. R&D as a percent of sales remained unchanged.

Operating Income:

3M uses operating income as one of its primary business segment performance measurement tools.

Operating income margins were 21.6 percent in the second quarter of 2011 compared to 23.7 in the second quarter of 2010, a decrease of 2.1 points. Items which negatively impacted operating income margins include an estimated 0.8 points related to increased pension and postretirement expense, 0.6 points from foreign currency effects, 0.5 points from the net impact of selling price changes and raw material effects, and 0.5 points from the Japan natural disaster. These negative impacts were partially offset by an estimated 0.3 point benefit from organic volume leverage. Operating income in dollars increased 3.7 percent to $1.7 billion, held back by the net impact of these factors.

Operating income margins were 21.6 percent in the first six months of 2011 compared to 23.2 percent of sales in the first six months of 2010, impacted by many of the same factors as in the second quarter. From an operating income margin perspective, the benefits from organic sales volume leverage were more than offset by increased pension and postretirement expense, the net impact of selling price changes and raw material effects, and the impact of the natural disaster in Japan. Despite these factors, operating income dollars increased 6 percent to $3.2 billion.

Interest Expense and Income:

	Three months ended		Six months ended
	June 30,		June 30,
(Millions)	2011	2010	2011	2010
Interest expense	$50	$52	$93	$100
Interest income	(9)	(10)	(19)	(16)
Total	$41	$42	$74	$84

Interest expense was lower in the second quarter and first six months of 2011 compared to the same period last year, primarily due to reductions in U.S. long-term average debt balances and lower rates on floating rate debt. Interest income was relatively stable year-on-year for the second quarter, but increased in the first six months of 2011 compared to the same period last year, primarily due to higher U.S. and international rates.

Provision for Income Taxes:

	Three months ended		Six months ended June 30,
	June 30,		June 30,
(Percent of pre-tax income)	2011	2010	2011	2010
Effective tax rate	27.1%	26.6%	27.8%	29.1%

The effective tax rate for the second quarter of 2011 was 27.1 percent, compared to 26.6 percent in the second quarter of 2010, an increase of 0.5 percent. The effective tax rate for the first six months of 2011 was 27.8 percent, compared to 29.1 percent in the first six months of 2010, a decrease of 1.3 percent. The first six months of 2010 includes a one-time income tax charge of $84 million as a result of the March 2010 enactment of the Patient Protection and Affordable Care Act, including modifications made in the Health Care and Education Reconciliation Act of 2010, which increased the first six months 2010 effective tax rate by approximately 2.8 percent. Other factors on a combined net basis increased the effective tax rate for the first six months of 2011 when compared to the first six months of 2010 by 1.5 percent, with the most significant item related to international taxes. This was due primarily to the one-time 2010 tax benefits resulting from the corporate alignment transactions that allowed the Company to increase its ownership of a foreign subsidiary. In addition to the transaction noted above, a corporate reorganization of a wholly owned subsidiary provided a one-time benefit to international taxes in the second quarter of 2011. The Company’s effective tax rate also benefited during the first six months of 2011 from the reinstatement of the research and development credit and adjustments to its income tax reserves. Refer to Note 5 for further discussion of income taxes.

The company currently expects that its effective tax rate for total year 2011 will be approximately 29 percent. The rate will change from quarter to quarter due to discrete items, such as the settlement of income tax audits and changes in tax laws, as well as recurring factors, such as the geographic mix of income before taxes.

Net Income Attributable to Noncontrolling Interest:

	Three months ended		Six months ended
	June 30,		June 30,
(Millions)	2011	2010	2011	2010
Net income attributable to noncontrolling interest	$17	$19	$39	$44

Net income attributable to noncontrolling interest represents the elimination of the income or loss attributable to non-3M ownership interests in 3M consolidated entities. The changes in noncontrolling interest amounts are primarily related to Sumitomo 3M Limited (Japan), which is 3M’s most significant consolidated entity with non-3M ownership interests. As of June 30, 2011, 3M’s effective ownership in Sumitomo 3M Limited is 75 percent.

Currency Effects:

3M estimates that year-on-year currency effects, including hedging impacts, increased net income attributable to 3M by approximately $33 million for the three months ended June 30, 2011 and increased net income attributable to 3M by approximately $80 million for the six months ended June 30, 2011. This estimate includes the effect of translating profits from local currencies into U.S. dollars and the impact of currency fluctuations on the transfer of goods between 3M operations in the United States and abroad. This estimate also includes year-on-year currency effects from transaction gains and losses, including derivative instruments designed to reduce foreign currency exchange rate risks, which 3M estimates decreased net income attributable to 3M by approximately $42 million for the three months ended June 30, 2011 and decreased net income attributable to 3M by approximately $26 million for the six months ended June 30, 2011.

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

Information related to 3M’s business segments for the second quarter and first six months of both 2011 and 2010 is presented in the tables that follow. Organic local-currency sales include both organic volume impacts plus selling price impacts. Acquisition impacts, a component of local currency sales growth, are measured separately for the first twelve months of the acquisition. The divestiture impact, if any, translation impact and total sales change are also provided for each business segment. Any references to Europe relate to Europe, Middle East and Africa on a combined basis.

Industrial and Transportation Business:

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Sales (millions)	$2,641	$2,121	$5,091	$4,157
Sales change analysis:
Organic local currency.	10.4%	22.9%	11.8%	22.9%
Acquisitions	7.1	—	5.4	—
Local currency	17.5	22.9	17.2	22.9
Translation	7.1	0.1	5.3	2.8
Total sales change	24.6%	23.0%	22.5%	25.7%

Operating income (millions)	$544	$463	$1,060	$906
Percent change	17.2%	65.2%	16.9%	100.5%
Percent of sales	20.6%	21.9%	20.8%	21.8%

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

Second quarter of 2011:

Sales in Industrial and Transportation increased 24.6 percent to $2.6 billion. In local-currency terms, sales increased 17.5 percent, which included 7.1 percent from acquisitions, primarily Winterthur Technologie AG (Winterthur) and Alpha Beta Enterprise Co. Ltd. (Alpha Beta), which are discussed further below. Foreign currency impacts added 7.1 percent to second quarter sales growth. Sales growth was broad-based, as every business in this segment, except automotive, posted local-currency sales increases. Sales growth declined in the automotive OEM business, impacted by Japan earthquake-related disruptions. Renewable energy sales grew 61 percent, helped by recent investments in Singapore and elsewhere. Abrasives sales grew more than 50 percent, a combination of organic growth along with acquired sales from Winterthur. Aersopace and aircraft maintenance grew 35 percent. Finally, 3M’s largest division, industrial adhesives and tapes, grew 25 percent. Geographically, sales grew in all major regions, with increases of 40 percent in Europe, 28 percent in Asia Pacific, 22 percent in Latin America/Canada, and 13 percent in the U.S.

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

Operating income was $544 million in the second quarter, 17.2 percent higher than the second quarter of last year. Strong revenue growth and operational excellence drove operating income growth. Considering 3M’s continued investments, including purchase accounting impacts from the recent acquisitions discussed above, higher raw material costs, and higher pension/postretirement benefit costs, 3M was still able to maintain operating income margins above 20 percent.

First six months of 2011:

Sales in Industrial and Transportation increased 22.5 percent to $5.1 billion. In local-currency terms, sales increased 17.2 percent, with 11.8 percent of this increase driven by organic local-currency growth. Acquisitions increased sales by 5.4 percent, primarily driven by Winterthur and Alpha Beta (discussed above). Foreign currency impacts added 5.3 percent to first six months sales growth. Geographically, local-currency sales growth increased in all major regions, led by Europe and Asia Pacific. Like the second quarter, sales growth was broad-based across the portfolio, led by renewable energy, abrasives systems, aerospace and aircraft maintenance, and industrial adhesives and tapes.

Operating income was $1.1 billion in the first six months of 2011, 16.9 percent higher than the same period last year. As discussed in the second-quarter recap above, despite 3M’s continued investments, higher raw material costs, and higher pension/postretirement benefit costs, 3M was able to achieve operating income margins of 20.8 percent.

Health Care Business:

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Sales (millions)	$1,269	$1,110	$2,524	$2,224
Sales change analysis:
Organic local currency.	2.8%	5.8%	3.7%	6.7%
Acquisitions	5.0	—	5.1	—
Local currency	7.8	5.8	8.8	6.7
Divestitures	—	(0.2)	—	(0.2)
Translation	6.5	(1.0)	4.7	1.7
Total sales change	14.3%	4.6%	13.5%	8.2%

Operating income (millions)	$364	$344	$733	$690
Percent change	6.2%	4.7%	6.4%	8.8%
Percent of sales	28.7%	30.9%	29.1%	31.0%

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

Second quarter of 2011:

Health Care local-currency sales increased 7.8 percent, including a benefit of 5.0 percent from acquisitions, primarily related to the Arizant Inc. acquisition in the fourth quarter of 2010. Arizant Inc. is a leading manufacturer of patient warming solutions designed to prevent hypothermia in surgical settings. Currency impacts increased sales by 6.5 percent. On a geographic basis, all regions posted positive sales growth, with Asia Pacific up 24 percent, Latin America/Canada up 20 percent, Europe up 14 percent, and the U.S. up 10 percent. Local currency sales were led by growth in infection prevention, health information systems, food safety, skin and wound care and oral care. Drug delivery systems sales declined, penalized by delays in some anticipated sales agreements and year-on-year comparisons, as drug delivery systems had a strong second-quarter of 2010.

Operating income increased 6.2 percent to $364 million. Operating income margins were 28.7 percent in the second quarter of 2011 compared to 30.9 percent in the second quarter of 2010, with this decrease partially due to continued investments to grow this business and the decline in drug delivery systems sales.

First six months of 2011:

Health Care local-currency sales increased 8.8 percent, including 5.1 percent from acquisitions. Acquisition growth primarily related to the Arizant Inc. acquisition (discussed above). Currency impacts increased sales by 4.7 percent. On a geographic basis, all regions posted positive local-currency sales growth, led by Asia Pacific, Latin America/Canada and the U.S. Local currency sales were led by infection prevention, food safety, health information systems, skin and wound care, and oral care. Drug delivery systems sales declined, penalized by items referenced in the second-quarter discussion above.

Operating income increased 6.4 percent to $733 million. Operating income margins were 29.1 percent, compared to 31.0 percent in the first six months of 2010, with this decrease partially due to continued investments and the decline in drug delivery system sales. 3M’s long-term expectation is that operating income margins will be in the high 20’s for this business segment, as 3M continues to invest to grow this business.

Display and Graphics Business:

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Sales (millions)	$973	$1,047	$1,916	$1,916
Sales change analysis:
Organic local currency	(10.7)%	29.2%	(2.9)%	33.2%
Acquisitions	0.1	—	—	—
Local currency	(10.6)	29.2	(2.9)	33.2
Translation	3.5	0.3	2.9	1.9
Total sales change	(7.1)%	29.5%	—%	35.1%

Operating income (millions)	$222	$308	$452	$520
Percent change	(28.3)%	68.6%	(13.2)%	114.3%
Percent of sales	22.8%	29.5%	23.6%	27.2%

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

Second quarter of 2011:

Sales in Display and Graphics were $973 million, a decline of 7.1 percent year-on-year. Optical systems was the biggest driver of the sales decline, with LCD TV-related declines partially offset by continued strength in smart phones and tablet PCs. On the new product front, optical recently introduced a family of new film solutions for tablet applications that increase brightness, enhance outdoor viewing and reduce the overall thickness of backlight films. Foreign currency impacts increased sales by 3.5 percent. Local-currency sales increased in 3M’s commercial graphics and architectural markets businesses. The architectural markets business brings new solutions and technologies for surface and glass finishes and lighting into the architectural and design market. Traffic safety systems also posted positive sales growth, albeit all currency-related, as underlying organic growth was down slightly in that business. Highway construction spending remains soft in both the U.S. and Western Europe. Sales increased in all geographic regions, except Asia Pacific, where the decline in optical systems sales had a negative impact.

Operating income in the second quarter of 2011 totaled $222 million, or 22.8 percent of sales, compared to 29.5 percent in the second quarter of 2010, with the difference largely attributable to the decline in optical systems sales.

First six months of 2011:

Sales in Display and Graphics were $1.916 billion, the same as last year. Sales declined 2.9 percent in local currencies, which was entirely organic, but this decline was offset by positive foreign currency impacts. Sales growth was led by commercial graphics and architectural markets. Traffic safety systems posted sales growth, albeit all currency related. Optical Systems sales decreased due to lower LCD TV-related sales in the second quarter of 2011 (discussed above). Sales increased in all geographic regions, except Asia Pacific, where the decline in optical systems sales had a negative impact.

Operating income in the first half of 2011 totaled $452 million, or 23.6 percent of sales. 3M achieved strong operating income margins in this business segment, despite the slowdown in optical systems.

Consumer and Office Business:

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Sales (millions)	$1,038	$954	$2,038	$1,866
Sales change analysis:
Organic local currency	3.8%	5.2%	4.3%	6.6%
Acquisitions	0.2	4.5	1.2	3.6
Local currency	4.0	9.7	5.5	10.2
Translation	4.9	0.4	3.7	2.1
Total sales change	8.9%	10.1%	9.2%	12.3%

Operating income (millions)	$202	$211	$417	$430
Percent change	(4.3)%	6.9%	(3.1)%	18.7%
Percent of sales	19.5%	22.1%	20.4%	23.0%

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

Second quarter of 2011:

Sales in Consumer and Office increased 8.9 percent in the second quarter to $1 billion, with all businesses posting positive sales growth. Local-currency sales increased 4 percent, which was largely organic. Acquisition growth in the second quarter of 2011 primarily related to the first quarter 2011 acquisition of Hybrivet Systems Inc., a provider of instant-read products to detect lead and other contaminants and toxins. Foreign currency impacts contributed 4.9 percent to sales growth. On a geographic basis, sales increased in all regions, with sales growth in Asia Pacific, and Latin America/Canada and Europe all in excess of 20 percent. U.S. sales growth was one percent, influenced by low consumer confidence levels and high unemployment.

Consumer and Office operating income decreased 4.3 percent to $202 million, reflecting continued ongoing investments in brand development, marketing and sales coverage in developing economies. These investments are delivering accelerated growth in China, for example, where Consumer and Office sales increased 51 percent in the second quarter, and in India, which grew its Consumer and Office sales by 29 percent. Even with these investments, Consumer and Office generated operating income margins of 19.5 percent. 3M is committed to investing in and driving this business for the longer term. In addition, like other businesses, raw material increases also impacted operating income margins.

First six months of 2011:

Sales in Consumer and Office increased 9.2 percent in the first six months to $2 billion, with all businesses posting positive sales growth. Local-currency sales increased 5.5 percent, which included 4.3 percent from organic growth and 1.2 percent from acquisitions. Acquisition growth was largely due to the April 2010 acquisition of the A-One branded label business and related operations. A-One is the largest branded label business in Asia and the second largest worldwide. As discussed above, 3M also acquired Hybrivet Systems Inc. in the first quarter of 2011. Foreign currency impacts contributed 3.7 percent to sales growth. On a geographic basis, sales growth was led by Asia Pacific, Latin America/Canada and Europe. Sales in the U.S. increased only slightly, impacted by low consumer confidence levels and high unemployment.

Consumer and Office operating income decreased 3.1 percent to $417 million, reflecting continued ongoing investments as reflected in the second quarter discussion above.

3M announced in July 2011 that it entered into an agreement to acquire the do-it-yourself and professional business of GPI Group, headquartered in France. GPI is a manufacturer and marketer of home improvement products such as tapes, hooks, insulation and floor protection products and accessories. The addition of GPI’s products will expand 3M’s product portfolio in core and complementary categories in the construction and home improvement markets. This transaction is expected to close in the fourth quarter of 2011, subject to customary closing conditions, including regulatory approvals.

Safety, Security and Protection Services Business:

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Sales (millions)	$1,011	$844	$1,940	$1,657
Sales change analysis:
Organic local currency	5.4%	10.1%	5.2%	12.3%
Acquisitions	7.0	—	6.6	—
Local currency	12.4	10.1	11.8	12.3
Translation	7.3	(0.8)	5.3	2.2
Total sales change	19.7%	9.3%	17.1%	14.5%

Operating income (millions)	$242	$198	$441	$380
Percent change	22.7%	8.5%	16.2%	23.7%
Percent of sales	24.0%	23.4%	22.8%	22.9%

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

Second quarter of 2011:

Safety, Security and Protection Services sales increased 19.7 percent in the second quarter of 2011. H1N1-related comparisons reduced second quarter 2011 sales growth by 2.7 percent, as 3M had sales related to the H1N1 virus in the first three quarters of 2010. Even with this difficult comparison, local-currency sales growth was 12.4 percent, which included 7 percent growth from acquisitions. The acquisition benefit primarily related to two fourth-quarter 2010 acquisitions, namely Attenti Holdings S.A. and Cogent Inc. Attenti Holdings S.A. is a supplier of remote people-monitoring technologies used for offender-monitoring applications and to assist eldercare facilities in monitoring and enhancing the safety of patients. Cogent Inc. is a provider of finger, palm, face and iris biometric systems for governments, law enforcement agencies, and commercial enterprises. Foreign currency effects added 7.3 percent to second-quarter sales. All geographic regions posted sales growth, led by Asia Pacific at 24 percent, and Latin America/Canada at 23 percent.

Local-currency sales grew in all businesses, led by personal protection, security systems, and track and trace. Sales  growth in personal protection products, or more specifically, respiratory products, was hampered by H1N1-related comparisons. On the other hand, 3M did see some additional sales of personal protective equipment related to the cleanup efforts in Japan, albeit somewhat less than the loss of H1N1.

Operating income for the second quarter of 2011 rose 22.7 percent to $242 million, with a 24.0 percent operating income margin. H1N1-related comparisons negatively impacted year-on-year sales and operating income growth.

First six months of 2011:

Safety, Security and Protection Services sales increased 17.1 percent in the first six months of 2011. H1N1-related comparisons reduced first six months 2011 sales growth by 4.6 percent, as 3M had sales related to the H1N1 virus in the first three quarters of 2010. Even with this difficult comparison, local-currency sales growth was 11.8 percent, which included 6.6 percent growth from acquisitions. The acquisition benefit primarily related to two fourth-quarter 2010 acquisitions, namely Attenti Holdings S.A. and Cogent Inc. (which are discussed above). Foreign currency effects added 5.3 percent to first six months sales. All geographic regions posted sales growth, led by Asia Pacific at 24 percent, and Latin America/Canada at 21 percent.

Local-currency sales growth was led by track and trace, security systems, and corrosion protection products. 3M also saw growth in its personal protection products, but this growth was hampered by H1N1-related comparisons.

Operating income for the first six months of 2011 rose 16.2 percent to $441 million, with a 22.8 percent operating income margin. H1N1-related comparisons negatively impacted year-on-year sales and operating income growth.

Electro and Communications Business:

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Sales (millions)	$864	$757	$1,700	$1,451
Sales change analysis:
Organic local currency	8.1%	31.0%	12.4%	32.7%
Acquisitions	0.1	—	0.1	—
Local currency	8.2	31.0	12.5	32.7
Divestitures	—	(0.9)	—	(0.9)
Translation	5.9	1.1	4.7	2.9
Total sales change	14.1%	31.2%	17.2%	34.7%

Operating income (millions)	$200	$176	$378	$323
Percent change	13.8%	139.5%	17.2%	227.5%
Percent of sales	23.1%	23.2%	22.2%	22.2%

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

Second quarter of 2011:

Electro and Communications sales totaled $864 million in the second quarter, an increase of 14.1 percent in U.S. dollars and 8.2 percent in local currency. Foreign currency impacts added 5.9 percent to second-quarter sales growth. Sales expanded in all geographic regions, led by approximately 21 percent growth in Europe, 17 percent in Latin America/Canada and 16 percent in Asia Pacific. Sales in the United States grew approximately 4 percent. Sales growth was led by 3M’s electronics markets materials business, driven by solutions for semiconductor and consumer electronics, most notably tablet PCs. 3M also saw strong growth in the electrical markets business, which supplies connectors and other such solutions to the power utility, MRO (maintenance, repair and overhaul) and appliance markets. The telecom and touch systems businesses also posted solid sales growth.

Operating income increased 13.8 percent to $200 million in the second quarter of 2011, driven by higher year-on-year sales growth. Operating income margins were 23.1 percent, slightly lower than the second quarter of 2010.

First six months of 2011:

Electro and Communications sales were $1.7 billion in the first six months of 2011, an increase of 17.2 percent in U.S. dollars and 12.5 percent in local currency. Foreign currency impacts added 4.7 percent to first six months sales growth. Sales expanded in all geographic regions, led by approximately 20 percent growth in Asia Pacific, Latin America/Canada and Europe. Sales in the United States grew approximately 8 percent. Sales growth was led by 3M’s electronics markets materials business and the electrical markets business. The telecom and touch systems businesses also posted solid sales growth.

Operating income increased 17.2 percent to $378 million in the first six months of 2011, driven by higher year-on-year sales growth. Operating income margins were 22.2 percent, the same as the first six months of 2010.

FINANCIAL CONDITION AND LIQUIDITY

As indicated in the following table, 3M’s net debt at June 30, 2011 totaled $669 million, compared to $434 million at December 31, 2010. At June 30, 2011, 3M had $4.9 billion of cash, cash equivalents, and marketable securities and $5.6 billion of debt. Debt included $4.5 billion of long-term debt and $1.1 billion related to the current portion of long-term debt and other borrowings. The current portion of long-term debt includes $800 million in medium-term notes due in November 2011. The strength of 3M’s capital structure and consistency of its cash flows provide 3M reliable access to capital markets. Additionally, the Company’s debt maturity profile is staggered to ensure refinancing needs in any given year are reasonable in proportion to the total portfolio.

The Company generates significant ongoing cash flow, which has been used, in part, to fund share repurchase activities, pay dividends on 3M common stock, and for acquisitions. As discussed in Note 2, in the first six months of 2011, the Company acquired Winterthur Technologie AG and other businesses for an aggregate $487 million in cash. This is in addition to several significant fourth-quarter 2010 acquisitions, when the Company purchased Arizant Inc., Attenti Holdings S.A. and Cogent Inc. 3M was able to complete these acquisitions without incurring significant additional debt, while maintaining a strong cash, cash equivalents and marketable securities position.

	June 30,	Dec. 31,
(Millions)	2011	2010

Total Debt	$5,600	$5,452
Less: Cash and cash equivalents and marketable securities	4,931	5,018
Net Debt	$669	$434

The Company defines net debt as total debt less cash, cash equivalents and marketable securities. 3M considers net debt to be an important measure of liquidity and its ability to meet ongoing obligations. This measure is not defined under U.S. generally accepted accounting principles and may not be computed the same as similarly titled measures used by other companies.

Operating cash flow of $2.184 billion in the first six months of 2011 was primarily utilized for items such as dividends paid to shareholders ($783 million), net treasury stock repurchases ($605 million), capital spending ($526 million), and acquisitions ($487 million). The Company has sufficient liquidity to meet currently anticipated growth plans, including capital expenditures, working capital investments and acquisitions. The Company does not utilize derivative instruments linked to the Company’s stock. However, the Company does have contingently convertible debt that, if conditions for conversion are met, is convertible into shares of 3M common stock (refer to Note 10 in 3M’s Current Report on Form 8-K dated May 26, 2011, which updated 3M’s 2010 Annual Report on Form 10-K).

The Company’s financial condition and liquidity are strong. Various assets and liabilities, including cash and short-term debt, can fluctuate significantly from month to month depending on short-term liquidity needs. Working capital (defined as current assets minus current liabilities) totaled $7.334 billion at June 30, 2011, compared with $6.126 billion at December 31, 2010. Working capital increases were primarily attributable to increases in accounts receivable and inventory, which was partially attributable to the increase in demand in the first six months of 2011.

Primary short-term liquidity needs are met through U.S. commercial paper and euro commercial paper issuances. The Company maintains a commercial paper program that allows 3M to have a maximum of $3 billion outstanding with a maximum maturity of 397 days from date of issuance. As of June 30, 2011 and December 31, 2010, 3M had no outstanding commercial paper. The Company believes it is unlikely that its access to the commercial paper market will be restricted. Effective April 30, 2007, the Company has a $1.5-billion five-year credit facility, which has provisions for the Company to request an increase of the facility up to $2 billion (at the lenders’ discretion), and providing for up to $150 million in letters of credit. As of June 30, 2011, approximately $148 million was utilized for letters of credit in connection with normal business activities. Debt covenants do not restrict the payment of dividends.

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

The Company has an AA- credit rating, with a stable outlook, from Standard & Poor’s and an Aa2 credit rating, with a stable outlook, from Moody’s Investors Service. Under its $1.5-billion five-year credit facility agreement, 3M is required to maintain its EBITDA to Interest Ratio as of the end of each fiscal quarter at not less than 3.0 to 1. This is calculated (as defined in the agreement) as the ratio of consolidated total EBITDA for the four consecutive quarters then ended to total interest expense on all funded debt for the same period. At June 30, 2011, this ratio was approximately 37 to 1.

3M’s strong balance sheet and liquidity provide the Company with significant flexibility to take advantage of numerous opportunities going forward. The Company will continue to invest in its operations to drive growth, including continual review of acquisition opportunities. 3M has a long history of dividend increases. In February 2011, the Board of Directors increased the quarterly dividend on 3M common stock by 4.8 percent to 55 cents per share, equivalent to an annual dividend of $2.20 per share. In February 2011, 3M’s Board of Directors authorized the repurchase of up to $7.0 billion of 3M’s outstanding common stock, which replaced the Company’s previous repurchase program. This authorization has no pre-established end date. At June 30, 2011, the Company has $5.9 billion remaining under the current authorization.

For the six months ended June 30, 2011, contributions totaling $77 million were made to the Company’s U.S. and international pension plans and $48 million to its postretirement plans. In 2011, the Company is considering contributing in the range of $400 million to $600 million to its U.S. and international pension and postretirement plans. The Company does not have a required minimum pension contribution obligation for its U.S. plans in 2011. Therefore, the amount of the anticipated discretionary contribution could vary significantly depending on the U.S. qualified plans’ funded status as of the 2011 measurement date and the anticipated tax deductibility of the contribution. Future contributions will also depend on market conditions, interest rates and other factors. 3M believes its strong cash flow and balance sheet will allow it to fund future pension needs without compromising growth opportunities.

The Company uses various working capital measures that place emphasis and focus on certain working capital assets and liabilities. These measures are not defined under U.S. generally accepted accounting principles and may not be computed the same as similarly titled measures used by other companies. One of the primary working capital measures 3M uses is a combined index, which includes accounts receivable, inventory and accounts payable. This combined index (defined as current quarterly net sales multiplied by four, divided by the sum of ending net accounts receivable plus inventory less accounts payable) was 4.9 at June 30, 2011, down from 5.3 at December 31, 2010 and 5.4 at June 30, 2010. Receivables increased $770 million, or 21 percent, compared with December 31, 2010, with higher June 2011 sales compared to December 2010 sales contributing to this increase. In addition, acquisitions increased accounts receivable by $81 million and currency translation increased accounts receivable by $102 million, as the U.S. dollar weakened in aggregate against a multitude of currencies. Inventories increased $562 million, or 18 percent, compared with December 31, 2010. The inventory increases are partially attributable to the increase in demand in the first six months of 2011. In addition, acquisitions increased inventory by $102 million and currency translation increased inventory by $85 million, as the U.S. dollar weakened in aggregate against a multitude of currencies. Accounts payable increased $189 million compared with December 31, 2010, with acquisitions accounting for $48 million of this increase and currency translation accounting for $44 million, with the balance primarily related to improvement in business activity.

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

For the six months ended June 30, 2011 and 2010, the Company revised the amounts previously presented for cash used in investing activities and cash used in financing activities by $33 million and $63 million related to purchases of additional shares (noncontrolling interest) of non-wholly owned consolidated subsidiaries during the three months ended March 31, 2011 and 2010, respectively. These immaterial revisions increased cash used in financing activities and decreased cash used in investing activities by the amounts indicated above for the respective periods.

Cash Flows from Operating Activities:

	Six months ended
	June 30,
(Millions)	2011	2010

Net income including noncontrolling interest	$2,280	$2,095
Depreciation and amortization	608	559
Company pension contributions	(77)	(98)
Company postretirement contributions	(48)	(30)
Company pension expense	215	129
Company postretirement expense	53	26
Stock-based compensation expense	172	171
Income taxes (deferred and accrued income taxes)	133	126
Excess tax benefits from stock-based compensation	(49)	(36)
Accounts receivable	(586)	(586)
Inventories	(376)	(428)
Accounts payable	100	243
Product and other insurance receivables and claims	(39)	5
Other — net	(202)	44
Net cash provided by operating activities	$2,184	$2,220

Cash flows from operating activities can fluctuate significantly from period to period, as pension funding decisions, tax timing differences and other items can significantly impact cash flows.

In the first six months of 2011, cash flows provided by operating activities decreased $36 million compared to the first six months of 2010. The main positive contribution to operating cash flows related to year-on-year increases in net income including noncontrolling interest. Two primary items reduced operating cash flows. First, 3M invested in working capital (which includes accounts receivable, inventories and accounts payable) in support of its growth. Working capital increased $862 million in the first six months of 2011, partially attributable to the increase in demand in the first six months of 2011, with higher June 2011 sales compared to December 2010 sales contributing to this increase. This compared to working capital increases of $771 million in the first six months of 2010. Second, “Other-net” decreased cash flows by $202 million in the first six months of 2011 compared to an increase of $44 million in the first six months of 2010. The category, “Other-net,” in the preceding table reflects changes in other asset and liability accounts, such as a significant decrease in accrued payroll amounts in the first six months of 2011, which reduced liabilities.

Free Cash Flow (non-GAAP measure):

In addition to net cash provided by operating activities, 3M uses free cash flow as a useful measure of performance and as an indication of the strength of the Company and its ability to generate cash. 3M defines free cash flow as net cash provided by operating activities less purchases of property, plant and equipment (which is classified as an investing activity). Free cash flow is not defined under U.S. generally accepted accounting principles (GAAP). Therefore, it should not be considered a substitute for income or cash flow data prepared in accordance with U.S. GAAP and may not be comparable to similarly titled measures used by other companies. It should not be inferred that the entire free cash flow amount is available for discretionary expenditures. Below find a recap of free cash flow for the six months ended June 30, 2011 and 2010.

	Six months ended
	June 30,
(Millions)	2011	2010

Net cash provided by operating activities	$2,184	$2,220
Purchases of property, plant and equipment (PP&E)	(526)	(337)
Free Cash Flow	$1,658	$1,883

Cash Flows from Investing Activities:

	Six months ended
	June 30,
(Millions)	2011	2010

Purchases of property, plant and equipment (PP&E)	$(526)	$(337)
Proceeds from sale of PP&E and other assets	5	4
Acquisitions, net of cash acquired	(487)	(30)
Purchases and proceeds from sale or maturities of marketable securities and investments, net	205	(1,012)
Other investing	(6)	—
Net cash used in investing activities	$(809)	$(1,375)

Investments in property, plant and equipment enable growth in many diverse markets, helping to meet product demand and increasing manufacturing efficiency. Capital expenditures were $526 million in the first six months of 2011, an increase of $189 million when compared to the first six months of 2010. A substantial portion of this investment is addressing supply constraints in a number of businesses that are growing rapidly, including renewable energy, traffic signage in developing economies, and optically clear adhesives and glass bubbles. Importantly, 3M’s capital spending is increasingly shifting toward international markets and, in particular, fast-growing developing economies, as 3M continues to migrate manufacturing to better balance sales with manufacturing capability. The Company expects 2011 capital spending to be approximately $1.3 to $1.5 billion as 3M continues to fund growth opportunities around the world.

Refer to Note 2 for information on 2011 acquisitions. The Company is actively considering additional acquisitions, investments and strategic alliances, and from time to time may also divest certain businesses.

Purchases of marketable securities and investments and proceeds from sale (or maturities) of marketable securities and investments are primarily attributable to asset-backed securities, agency securities, corporate medium-term note securities and other securities, which are classified as available-for-sale. Interest rate risk and credit risk related to the underlying collateral may impact the value of investments in asset-backed securities, while factors such as general conditions in the overall credit market and the nature of the underlying collateral may affect the liquidity of investments in asset-backed securities. The coupon interest rates for asset-backed securities are either fixed rate or floating. Floating rate coupons reset monthly or quarterly based upon the corresponding monthly or quarterly LIBOR rate. Each individual floating rate security has a coupon based upon the respective LIBOR rate +/- an amount reflective of the credit risk of the issuer and the underlying collateral on the original issue date. Terms of the reset are unique to individual securities. Fixed rate coupons are established at the time the security is issued and are based upon a spread to a related maturity treasury bond. The spread against the treasury bond is reflective of the credit risk of the issuer and the underlying collateral on the original issue date. 3M does not currently expect risk related to its holdings in asset-backed securities to materially impact its financial condition or liquidity. Refer to Note 6 for more details about 3M’s diversified marketable securities portfolio, which totaled $1.555 billion as of June 30, 2011. Proceeds from sale or maturities of marketable securities, net of purchases, totaled $205 million in the first six months of 2011. Purchases of marketable securities and investments, net of proceeds from sales or maturities, totaled $1.012 billion in the first six months of 2010. Purchases of investments also include additional survivor benefit insurance and equity investments.

Cash Flows from Financing Activities:

	Six months ended
	June 30,
(Millions)	2011	2010

Change in short-term debt — net	$(13)	$(32)
Repayment of debt (maturities greater than 90 days)	(143)	(45)
Proceeds from debt (maturities greater than 90 days)	109	9
Total cash change in debt	$(47)	$(68)
Purchases of treasury stock	(1,358)	(393)
Reissuances of treasury stock	753	386
Dividends paid to stockholders	(783)	(749)
Excess tax benefits from stock-based compensation	49	36
Other — net	(51)	27
Net cash used in financing activities	$(1,437)	$(761)

Total debt at June 30, 2011, was $5.6 billion, up slightly from $5.452 billion year-end 2010. Total debt was 24 percent of total capital (total capital is defined as debt plus equity) at June 30, 2011, compared to 25 percent of total capital at year-end 2010. Repayment of debt in the first six months of 2011 includes repayment of a portion of debt related to the 5.8 billion Japanese Yen installment paid in March 2011 (refer to Note 7 for more detail) and repayment of a portion of debt that was acquired, primarily related to the Winterthur acquisition. Proceeds from debt in the first six months of 2011 primarily relate to an amendment to a loan agreement which increased the principal amount of the loan by 100.5 million Canadian Dollars (refer to Note 7 for further detail).

Repurchases of common stock are made to support the Company’s stock-based employee compensation plans and for other corporate purposes. In February 2011, 3M’s Board of Directors authorized the repurchase of up to $7.0 billion of 3M’s outstanding common stock, which replaced the Company’s previous repurchase program. This authorization has no pre-established end date. In the first six months of 2011, the Company purchased $1.358 billion of treasury stock, of which a portion was under the previous authorization, compared to $393 million of treasury stock in the first six months of 2010. As of June 30, 2011, approximately $5.9 billion of 3M common stock remained available for repurchase under the current authorization. For more information, refer to the table titled “Issuer Purchases of Equity Securities” in Part II, Item 2.

Cash dividends paid to stockholders totaled $783 million in the first six months of 2011 compared to $749 million in the first six months of 2010. 3M has paid dividends since 1916. In February 2011, the Board of Directors increased the quarterly dividend on 3M common stock by 4.8 percent to 55 cents per share, equivalent to an annual dividend of $2.20 per share. This marked the 53rd consecutive year of dividend increases.

In addition to the items described below, other cash flows from financing activities may include various other items, such as distributions to or sales of noncontrolling interests, changes in cash overdraft balances, and principal payments for capital leases.

In the first six months of 2011, as discussed in Note 4, subsequent to acquiring a controlling interest in Winterthur, 3M purchased additional outstanding shares of its Winterthur subsidiary for $50 million, increasing 3M’s ownership interest from approximately 86 percent to approximately 98 percent as of June 30, 2011. These additional purchases are reflected as other financing activities in the statement of cash flows. In addition, during the first six months of 2011, 3M sold a noncontrolling interest in a newly formed subsidiary for an immaterial amount, which was also classified as other financing activity in the consolidated statement of cash flows.

In the first quarter of 2010, the Company’s majority owned Sumitomo 3M Limited entity (Sumitomo 3M) purchased a portion of its shares held by its noncontrolling interest, Sumitomo Electric Industries, Ltd. (SEI), by paying cash of 5.8 billion Japanese Yen and entering into a note payable to SEI of 17.4 billion Japanese Yen (approximately $63 million and $188 million, respectively, based on March 31, 2010 exchange rates). The cash paid during the first six months ended June 30, 2010 as a result of the first-quarter 2010 purchase of Sumitomo 3M shares from SEI is classified as other financing activity in the consolidated statement of cash flows.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

In the context of Item 3, market risk refers to the risk of loss arising from adverse changes in financial and derivative instrument market rates and prices, such as fluctuations in interest rates and foreign currency exchange rates. For a discussion of sensitivity analysis related to these types of market risks, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in 3M’s Current Report on Form 8-K dated May 26, 2011 (which updated 3M’s 2010 Annual Report on Form 10-K). The Company also discusses risk management in various places throughout this document, including discussions in MD&A concerning Financial Condition and Liquidity and in the Notes to Consolidated Financial Statements (refer to the Marketable Securities, Derivatives and Fair Value Measurements notes).

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

3M COMPANY

FORM 10-Q

For the Quarterly Period Ended June 30, 2011

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

Issuer Purchases of Equity

Securities (registered pursuant to

Section 12 of the Exchange Act)

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (Millions)
January 1-31, 2011	1,555,879	$87.76	1,514,800	$1,610
February 1-28, 2011	3,361,267	$90.59	3,189,700	$6,778
March 1-31, 2011	2,573,955	$91.12	2,467,479	$6,553
Total January 1-March 31, 2011	7,491,101	$90.19	7,171,979	$6,553
April 1-30, 2011	1,774,734	$94.12	1,670,000	$6,396
May 1-31, 2011	3,139,104	$94.18	2,806,000	$6,132
June 1-30, 2011	2,262,596	$90.88	2,107,282	$5,939
Total April 1-June 30, 2011	7,176,434	$93.13	6,583,282	$5,939
Total January 1-June 30, 2011	14,667,535	$91.62	13,755,261	$5,939

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

During the second quarter of 2011, the Wausau, Wisconsin mine received citations for one violation as defined under Section 1503(a)(1)(A) of the Act, from the Mine Safety and Health Administration (the “Violation”). The Wausau facility received proposed assessments of $485 which are reportable under Section 1503(a)(1)(F) of the Act. The Corona, California mine received citations for four Violations. The Corona facility received proposed assessments of $3,566 which are reportable under Section 1503(a)(1)(F) of the Act. The Pittsboro, North Carolina mine did not receive any citations for any Violations as defined. The Pittsboro facility did receive proposed assessments of $308 which are reportable under Section 1503(a)(1)(F) of the Act. The Little Rock, Arkansas mine did not receive any citations for Violations as defined nor any proposed assessments reportable under Section 1503(a)(1)(F) of the Act.

During the second quarter of 2011, the Company did not receive any other citations or orders reportable under Section 1503(a)(1) or have other violations reportable thereunder, had no mining-related fatalities, received no written notices from the Mine Safety and Health Administration reportable under Section 1503(a)(2), and had no pending legal action before the Federal Mine Safety and Health Review Commission.

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

(4.2)

First Supplemental Indenture, dated as of July 29, 2011, to Indenture dated as of November 17, 2000, between 3M and The Bank of New York Mellon Trust Company, N.A., as successor trustee, with respect to 3M’s senior debt securities, is filed herewith.

(4.3)

Indenture, dated as of November 21, 2002, between 3M and The Bank of New York Mellon Trust Company, N.A., as successor trustee, with respect to Liquid Yield Option™ Notes zero coupon senior debt securities, is incorporated by reference from Registration No. 333-103234 on Form S-3 filed on February 14, 2003.

(4.4)

First Supplemental Indenture, dated as of November 16, 2005, to Indenture between 3M and the Bank of New York Mellon Trust Company, N.A., as successor trustee, with respect to Liquid Yield Option™ Notes zero coupon senior debt securities, is incorporated by reference from our 8-K dated November 17, 2005.

(4.5)

Except as set forth in the preceding Exhibits 4.1, 4.2, 4.3 and 4.4, the instruments defining the rights of holders of long-term debt securities of 3M have been omitted. We agree to furnish to the SEC, upon request, a copy of such instruments with respect to issuances of long-term debt of 3M.

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

Filed herewith, in addition to Exhibit 4.2 as specifically identified above:

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
(101)

The following financial information from 3M Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2011, filed with the SEC on August 4, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statement of Income for the three-month and six-month periods ended June 30, 2011 and 2010, (ii) the Consolidated Balance Sheet at June 30, 2011 and December 31, 2010, (iii) the Consolidated Statement of Cash Flows for the six-month periods ended June 30, 2011 and 2010, and (iv) Notes to Consolidated Financial Statements.*

*Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

3M COMPANY

(Registrant)

Date: August 4, 2011

By	/s/ David W. Meline

David W. Meline,

Senior Vice President and Chief Financial Officer

 (Mr. Meline is the Principal Financial Officer and has

been duly authorized to sign on behalf of the Registrant.)