Form 10-Q
period 2011-09-30
3M CO
filed 2011-11-03
CIK 66740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2011
Common Stock, $0.01 par value per share	700,844,681 shares

This document (excluding exhibits) contains 72 pages.

The table of contents is set forth on page 2.

The exhibit index begins on page 69.

3M COMPANY

Form 10-Q for the Quarterly Period Ended September 30, 2011

3M COMPANY

FORM 10-Q

For the Quarterly Period Ended September 30, 2011

PART I.  Financial Information

Item 1.  Financial Statements.

3M Company and Subsidiaries

Consolidated Statement of Income

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
(Millions, except per share amounts)	2011	2010	2011	2010
Net sales	$7,531	$6,874	$22,522	$19,953
Operating expenses
Cost of sales	4,027	3,583	11,869	10,256
Selling, general and administrative expenses	1,534	1,361	4,648	4,034
Research, development and related expenses	389	354	1,191	1,046
Total operating expenses	5,950	5,298	17,708	15,336
Operating income	1,581	1,576	4,814	4,617

Interest expense and income
Interest expense	48	51	141	151
Interest income	(10)	(11)	(29)	(27)
Total interest expense (income)	38	40	112	124

Income before income taxes	1,543	1,536	4,702	4,493
Provision for income taxes	440	411	1,319	1,273
Net income including noncontrolling interest	$1,103	$1,125	$3,383	$3,220

Less: Net income attributable to noncontrolling interest	15	19	54	63

Net income attributable to 3M	$1,088	$1,106	$3,329	$3,157

Weighted average 3M common shares outstanding – basic	707.7	714.0	710.9	713.4
Earnings per share attributable to 3M common shareholders – basic	$1.54	$1.55	$4.68	$4.42

Weighted average 3M common shares outstanding – diluted	715.5	725.2	722.8	724.8
Earnings per share attributable to 3M common shareholders – diluted	$1.52	$1.53	$4.61	$4.36

Cash dividends paid per 3M common share	$0.55	$0.525	$1.65	$1.575

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries

Consolidated Balance Sheet

(Unaudited)

(Dollars in millions, except per share amount)	Sept. 30, 2011	Dec. 31, 2010
Assets
Current assets
Cash and cash equivalents	$3,376	$3,377
Marketable securities — current	1,486	1,101
Accounts receivable — net	4,259	3,615
Inventories
Finished goods	1,652	1,476
Work in process	1,088	950
Raw materials and supplies	864	729
Total inventories	3,604	3,155
Other current assets	944	967
Total current assets	13,669	12,215

Marketable securities — non-current	443	540
Investments	162	146
Property, plant and equipment	21,038	20,253
Less: Accumulated depreciation	(13,529)	(12,974)
Property, plant and equipment — net	7,509	7,279
Goodwill	7,140	6,820
Intangible assets — net	1,952	1,820
Prepaid pension benefits	87	74
Other assets	1,153	1,262
Total assets	$32,115	$30,156

Liabilities
Current liabilities
Short-term borrowings and current portion of long-term debt	$1,204	$1,269
Accounts payable	1,689	1,662
Accrued payroll	654	778
Accrued income taxes	421	358
Other current liabilities	2,197	2,022
Total current liabilities	6,165	6,089

Long-term debt	4,955	4,183
Pension and postretirement benefits	1,704	2,013
Other liabilities	1,879	1,854
Total liabilities	$14,703	$14,139

Commitments and contingencies (Note 11)

Equity
3M Company shareholders’ equity:
Common stock par value, $.01 par value, 944,033,056 shares issued	$9	$9
Additional paid-in capital	3,725	3,468
Retained earnings	27,784	25,995
Treasury stock, at cost: 243,188,375 shares at Sept. 30, 2011; 232,055,448 shares at Dec. 31, 2010	(11,211)	(10,266)
Accumulated other comprehensive income (loss)	(3,339)	(3,543)
Total 3M Company shareholders’ equity	16,968	15,663
Noncontrolling interest	444	354
Total equity	$17,412	$16,017

Total liabilities and equity	$32,115	$30,156

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries

Consolidated Statement of Cash Flows

(Unaudited)

	Nine months ended September 30,
(Millions)	2011	2010
Cash Flows from Operating Activities
Net income including noncontrolling interest	$3,383	$3,220
Adjustments to reconcile net income including noncontrolling interest to net cash provided by operating activities
Depreciation and amortization	919	837
Company pension and postretirement contributions	(373)	(431)
Company pension and postretirement expense	400	243
Stock-based compensation expense	210	228
Deferred income taxes	(37)	20
Excess tax benefits from stock-based compensation	(52)	(43)
Changes in assets and liabilities
Accounts receivable	(557)	(529)
Inventories	(364)	(521)
Accounts payable	(30)	173
Accrued income taxes (current and long-term)	212	160
Product and other insurance receivables and claims	(45)	44
Other — net	(120)	142
Net cash provided by operating activities	3,546	3,543

Cash Flows from Investing Activities
Purchases of property, plant and equipment (PP&E)	(862)	(565)
Proceeds from sale of PP&E and other assets	12	7
Acquisitions, net of cash acquired	(531)	(48)
Purchases of marketable securities and investments	(2,592)	(2,947)
Proceeds from sale of marketable securities and investments	1,042	1,425
Proceeds from maturities of marketable securities	1,353	1,254
Other investing	(6)	(3)
Net cash used in investing activities	(1,584)	(877)

Cash Flows from Financing Activities
Change in short-term debt — net	(13)	(31)
Repayment of debt (maturities greater than 90 days)	(474)	(135)
Proceeds from debt (maturities greater than 90 days)	1,108	9
Purchases of treasury stock	(2,207)	(415)
Reissuances of treasury stock	865	505
Dividends paid to shareholders	(1,171)	(1,124)
Excess tax benefits from stock-based compensation	52	43
Other — net	(58)	(77)
Net cash used in financing activities	(1,898)	(1,225)

Effect of exchange rate changes on cash and cash equivalents	(65)	(15)

Net increase (decrease) in cash and cash equivalents	(1)	1,426
Cash and cash equivalents at beginning of year	3,377	3,040
Cash and cash equivalents at end of period	$3,376	$4,466

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

Effective with 3M’s second-quarter 2011 Form 10-Q, the Company revised the amounts previously presented for cash used in investing activities and cash used in financing activities during the three months ended March 31, 2011 and 2010 by $33 million and $63 million, respectively, related to purchases of additional shares (noncontrolling interest) of non-wholly owned consolidated subsidiaries. These immaterial revisions increased cash used in financing activities and decreased cash used in investing activities by the amounts indicated above for the respective periods.

Earnings Per Share

The difference in the weighted average 3M shares outstanding for calculating basic and diluted earnings per share attributable to 3M common shareholders is a result of the dilution associated with the Company’s stock-based compensation plans. Certain options outstanding under these stock-based compensation plans were not included in the computation of diluted earnings per share attributable to 3M common shareholders because they would not have had a dilutive effect (29.7 million average options for the three months ended September 30, 2011; 12.3 million average options for the nine months ended September 30, 2011; 30.2 million average options for the three months ended September 30, 2010; and 30.4 million average options for the nine months ended September 30, 2010). The conditions for conversion related to the Company’s “Convertible Notes” were not met (refer to 3M’s Current Report on Form 8-K dated May 26, 2011, Note 10 to the Consolidated Financial Statements, for more detail). If the conditions for conversion were met, 3M could have chosen to pay in cash and/or common stock; however, if this occurred, the Company had the intent and ability to settle this debt security in cash. Accordingly, there was no impact on diluted earnings per share attributable to 3M common shareholders. As discussed in Note 7 in this document, in September 2011, 3M redeemed all remaining Convertible Notes, which were otherwise due in 2032. The computations for basic and diluted earnings per share follow:

Earnings Per Share Computations

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions, except per share amounts)	2011	2010	2011	2010
Numerator:
Net income attributable to 3M	$1,088	$1,106	$3,329	$3,157

Denominator:
Denominator for weighted average 3M common shares outstanding – basic	707.7	714.0	710.9	713.4

Dilution associated with the Company’s stock-based compensation plans	7.8	11.2	11.9	11.4

Denominator for weighted average 3M common shares outstanding – diluted	715.5	725.2	722.8	724.8

Earnings per share attributable to 3M common shareholders – basic	$1.54	$1.55	$4.68	$4.42
Earnings per share attributable to 3M common shareholders – diluted	$1.52	$1.53	$4.61	$4.36

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

In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment. Under this new standard, entities testing goodwill for impairment now have an option of performing a qualitative assessment before having to calculate the fair value of a reporting unit. If an entity determines, on the basis of qualitative factors, that the fair value of the reporting unit is more-likely-than-not less than the carrying amount, the existing quantitative impairment test is required. Otherwise, no further impairment testing is required. For 3M, this ASU is effective beginning January 1, 2012, with early adoption permitted under certain conditions. The adoption of this standard will not have a material impact on 3M’s consolidated results of operations or financial condition.

NOTE 2.  Acquisitions

3M makes acquisitions of certain businesses from time to time that the Company feels align with its strategic intent with respect to, among other factors, growth markets and adjacent product lines or technologies.

The impact on the consolidated balance sheet of the purchase price allocations related to acquisitions, including adjustments relative to other acquisitions within the allocation period, follows. Adjustments to previous acquisitions were not material and primarily related to changes in the preliminary allocations of purchase price of businesses acquired in the fourth quarter of 2010 and first quarter of 2011. The allocation of purchase price related to acquisitions in the first nine months of 2011, primarily Winterthur Technologie AG (Winterthur), is considered preliminary, largely with respect to certain acquired intangible assets and tax-related assets and liabilities.

	First Nine Months 2011 Acquisition Activity
(Millions) Asset (Liability)	Winterthur Technologie AG	Other Acquisitions	Total
Accounts receivable	$43	$40	$83
Inventory	76	27	103
Other current assets	6	3	9
Property, plant, and equipment	73	81	154
Purchased finite-lived intangible assets	226	58	284
Purchased goodwill	152	76	228
Accounts payable and other liabilities, net of other assets	(76)	(30)	(106)
Interest bearing debt	(79)	(7)	(86)
Deferred tax asset/(liability)	(60)	(12)	(72)

Net assets acquired	$361	$236	$597
Noncontrolling interest	(56)	—	(56)
Net assets acquired excluding noncontrolling interest	$305	$236	$541

Supplemental information:
Cash paid	$327	$240	$567
Less: Cash acquired	32	4	36
Cash paid, net of cash acquired	$295	$236	$531
Non-cash	10	—	10
Net assets acquired excluding noncontrolling interest	$305	$236	$541

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

During the nine months ended September 30, 2011, 3M completed eight business combinations. The purchase price paid for these business combinations (net of cash acquired) and the impact of other matters (net) during the nine months ended September 30, 2011 aggregated to $531 million.

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

(4) In early March 2011, 3M (Industrial and Transportation Business) acquired a controlling interest in Winterthur via completion of a public tender offer. Winterthur, based in Zug, Switzerland, is a leading global supplier of precision grinding technology serving customers in the area of hard-to-grind precision applications in industrial, automotive, aircraft and cutting tools. As of the settlement date of the tendered shares (the business acquisition date), 3M owned approximately 86 percent of Winterthur shares via the tender and previous open market share purchases. The purchase price paid in the preceding table includes non-cash consideration of $10 million representing the business acquisition date fair value of shares previously owned by 3M as of December 31, 2010 and cash consideration paid, net of cash acquired, of $295 million for subsequently tendered and open market purchased shares through the business acquisition date. Following the business acquisition date, 3M also purchased additional outstanding shares of its consolidated Winterthur subsidiary, increasing 3M’s ownership interest to approximately 98 percent as of September 30, 2011 as discussed in Note 4.

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

(7) In July 2011, 3M (Industrial and Transportation Business) purchased all of the outstanding shares of Advanced Chemistry & Technology Inc., a manufacturer of quick-cure, light-weight polysulfide sealants for aerospace applications, which is based in Garden Grove, California.

(8) In July 2011, 3M (Industrial and Transportation Business) purchased certain assets of Piranha Plastics LLC, based in Santa Clara, California, which provides plastic molding and paint solutions to the automotive aftermarket.

Purchased identifiable finite-lived intangible assets related to acquisitions which closed in the first nine months of 2011 totaled $284 million and will be amortized on a straight-line basis over a weighted-average life of 14 years (lives ranging from 3 to 20 years). Acquired identifiable intangible assets for which significant assumed renewals or extensions of underlying arrangements impacted the determination of their useful lives were not material.

Subsequent Event:

In October 2011, 3M (Consumer and Office Business) acquired the do-it-yourself and professional business of GPI Group. GPI is a manufacturer and marketer of home improvement products such as tapes, hooks, insulation, and floor protection products and accessories, headquartered in France.

NOTE 3.  Goodwill and Intangible Assets

Purchased goodwill related to the acquisitions which closed in the first nine months of 2011 totaled $230 million, $7 million of which is deductible for tax purposes. The acquisition activity in the following table also includes the net impacts of adjustments to the preliminary allocation of purchase price for prior year acquisitions, which decreased goodwill by $2 million. The amounts in the “Translation and other” column in the following table primarily relate to changes in foreign currency exchange rates. The goodwill balance by business segment as of December 31, 2010 and September 30, 2011, follow:

Goodwill

(Millions)	Dec. 31, 2010 Balance	Acquisition activity	Translation and other	Sept. 30, 2011 Balance
Industrial and Transportation	$1,783	$209	$25	$2,017
Health Care	1,506	(1)	28	1,533
Display and Graphics	994	4	3	1,001
Consumer and Office	187	13	5	205
Safety, Security and Protection Services	1,670	(3)	21	1,688
Electro and Communications	680	6	10	696
Total Company	$6,820	$228	$92	$7,140

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

Acquired Intangible Assets

For the nine months ended September 30, 2011, intangible assets (excluding goodwill) acquired through business combinations increased balances by $284 million. Balances are also impacted by changes in foreign currency exchange rates. The carrying amount and accumulated amortization of acquired finite-lived intangible assets, in addition to the balance of non-amortizable intangible assets, as of September 30, 2011, and December 31, 2010, follow:

(Millions)	Sept. 30, 2011	Dec. 31, 2010
Patents	$568	$551
Other amortizable intangible assets (primarily tradenames and customer related intangibles)	2,329	2,016
Total gross carrying amount	$2,897	$2,567

Accumulated amortization — patents	(371)	(345)
Accumulated amortization — other	(700)	(527)
Total accumulated amortization	$(1,071)	$(872)

Total finite-lived intangible assets — net	$1,826	$1,695

Non-amortizable intangible assets (tradenames)	126	125
Total intangible assets — net	$1,952	$1,820

Amortization expense for acquired intangible assets for the three-month and nine-month periods ended September 30, 2011 and 2010 follows:

	Three months ended September 30,		Nine months ended September 30,
(Millions)	2011	2010	2011	2010
Amortization expense	$59	$44	$176	$130

The table below shows expected amortization expense for acquired amortizable intangible assets recorded as of September 30, 2011:

(Millions)	Last Quarter 2011	2012	2013	2014	2015	2016	After 2016
Amortization expense	$59	$223	$212	$189	$177	$164	$802

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

NOTE 4.  Supplemental Equity and Comprehensive Income Information

Consolidated Statement of Changes in Equity

3M Company and Subsidiaries

Three months ended September 30, 2011

		3M Company Shareholders
(Millions)	Total	Common Stock and Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest
Balance at June 30, 2011	$17,742	$3,692	$27,110	$(10,511)	$(2,961)	$412

Net income	1,103		1,088			15
Cumulative translation adjustment	(490)				(507)	17
Defined benefit pension and post-retirement plans adjustment	77				77	—
Debt and equity securities - unrealized gain (loss)	(2)				(2)	—
Cash flow hedging instruments - unrealized gain (loss)	54				54	—
Total comprehensive income	742
Dividends paid	(388)		(388)
Stock-based compensation, net of tax impacts	42	42
Reacquired stock	(837)			(837)
Issuances pursuant to stock option and benefit plans	111		(26)	137
Balance at Sept. 30, 2011	$17,412	$3,734	$27,784	$(11,211)	$(3,339)	$444

3M Company and Subsidiaries

Nine months ended September 30, 2011

		3M Company Shareholders
(Millions)	Total	Common Stock and Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest
Balance at Dec. 31, 2010	$16,017	$3,477	$25,995	$(10,266)	$(3,543)	$354

Net income	3,383		3,329			54
Cumulative translation adjustment	(14)				(34)	20
Defined benefit pension and post- retirement plans adjustment	207				206	1
Debt and equity securities - unrealized gain (loss)	(5)				(5)	—
Cash flow hedging instruments - unrealized gain (loss)	37				37	—
Total comprehensive income	3,608
Dividends paid	(1,171)		(1,171)
Business combination allocation to noncontrolling interest	56					56
Purchase and sale of subsidiary shares - net	(42)	(1)				(41)
Stock-based compensation, net of tax impacts	258	258
Reacquired stock	(2,181)			(2,181)
Issuances pursuant to stock option and benefit plans	867		(369)	1,236
Balance at Sept. 30, 2011	$17,412	$3,734	$27,784	$(11,211)	$(3,339)	$444

3M Company and Subsidiaries

Three months ended September 30, 2010

		3M Company Shareholders
(Millions)	Total	Common Stock and Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest
Balance at June 30, 2010	$14,263	$3,345	$24,788	$(10,146)	$(4,016)	$292

Net income	1,125		1,106			19
Cumulative translation adjustment	669				651	18
Defined benefit pension and postretirement plans adjustment	48				48	—
Debt and equity securities - unrealized gain (loss)	3				3	—
Cash flow hedging instruments - unrealized gain (loss)	(52)				(52)	—
Total comprehensive income	1,793
Dividends paid	(375)		(375)
Stock-based compensation, net of tax impacts	45	45
Reacquired stock	(11)			(11)
Issuances pursuant to stock option and benefit plans	118		(26)	144
Balance at Sept. 30, 2010	$15,833	$3,390	$25,493	$(10,013)	$(3,366)	$329

3M Company and Subsidiaries

Nine months ended September 30, 2010

		3M Company Shareholders
(Millions)	Total	Common Stock and Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest
Balance at Dec. 31, 2009	$13,302	$3,162	$23,753	$(10,397)	$(3,754)	$538

Net income	3,220		3,157			63
Cumulative translation adjustment	216				187	29
Defined benefit pension and postretirement plans adjustment	147				146	1
Debt and equity securities - unrealized gain (loss)	5				5	—
Cash flow hedging instruments - unrealized gain (loss)	11				11	—
Total comprehensive income	3,599
Dividends paid	(1,124)		(1,124)
Purchase of subsidiary shares and transfers from noncontrolling interest	(256)	7			39	(302)
Stock-based compensation, net of tax impacts	221	221
Reacquired stock	(415)			(415)
Issuances pursuant to stock option and benefit plans	506		(293)	799
Balance at Sept. 30, 2010	$15,833	$3,390	$25,493	$(10,013)	$(3,366)	$329

Accumulated Other Comprehensive Income (Loss) Attributable to 3M

	Sept. 30,	Dec. 31,
(Millions)	2011	2010
Cumulative translation adjustment	$340	$374
Defined benefit pension and postretirement plans adjustment	(3,673)	(3,879)
Debt and equity securities, unrealized gain (loss)	(11)	(6)
Cash flow hedging instruments, unrealized gain (loss)	5	(32)
Total accumulated other comprehensive income (loss)	$(3,339)	$(3,543)

Consolidated Statement of Comprehensive Income (Loss)

	Three months ended September 30,		Nine months ended September 30,
(Millions)	2011	2010	2011	2010
Net income including noncontrolling interest	$1,103	$1,125	$3,383	$3,220
Other comprehensive income, net of tax:
Cumulative translation adjustment	(490)	669	(14)	216
Defined benefit pension and postretirement plans adjustment	77	48	207	147
Debt and equity securities, unrealized gain (loss)	(2)	3	(5)	5
Cash flow hedging instruments, unrealized gain (loss)	54	(52)	37	11
Total other comprehensive income (loss), net of tax	(361)	668	225	379
Comprehensive income (loss) including noncontrolling interest	742	1,793	3,608	3,599
Comprehensive (income) loss attributable to noncontrolling interest	(32)	(37)	(75)	(93)
Comprehensive income (loss) attributable to 3M	$710	$1,756	$3,533	$3,506

Components of Comprehensive Income (Loss) Attributable to 3M

	Three months ended September 30,		Nine months ended September 30,
(Millions)	2011	2010	2011	2010
Net income attributable to 3M	$1,088	$1,106	$3,329	$3,157

Cumulative translation	(489)	586	(63)	185
Tax effect	(18)	65	29	2
Cumulative translation - net of tax	(507)	651	(34)	187

Defined benefit pension and postretirement plans adjustment	120	75	358	231
Tax effect	(43)	(27)	(152)	(85)
Defined benefit pension and postretirement plans adjustment - net of tax	77	48	206	146

Debt and equity securities, unrealized gain (loss)	(3)	3	(8)	7
Tax effect	1	—	3	(2)
Debt and equity securities, unrealized gain (loss) - net of tax	(2)	3	(5)	5

Cash flow hedging instruments, unrealized gain (loss)	85	(84)	59	16
Tax effect	(31)	32	(22)	(5)
Cash flow hedging instruments, unrealized gain (loss) - net of tax	54	(52)	37	11

Total comprehensive income (loss) attributable to 3M	$710	$1,756	$3,533	$3,506

Reclassification adjustments are made to avoid double counting in comprehensive income items that are also recorded as part of net income. Reclassifications to earnings from accumulated other comprehensive income including noncontrolling interest that related to pension and postretirement expense in the income statement were $117 million pre-tax ($77 million after-tax) for the three months ended September 30, 2011, $355 million pre-tax ($207 million after-tax) for the nine months ended September 30, 2011, $77 million pre-tax ($48 million after-tax) for the three months ended September 30, 2010, and $231 million pre-tax ($147 million after-tax) for the nine months ended September 30, 2010. These pension and postretirement expense pre-tax amounts (including noncontrolling interest) are shown in the tables in Note 8 as amortization of transition (asset) obligation, amortization of prior service cost (benefit) and amortization of net actuarial (gain) loss. Cash flow hedging instruments reclassifications are provided in Note 9. Reclassifications to earnings from accumulated other comprehensive income for debt and equity securities were not material for the three and nine months ended September 30, 2011 and 2010. Other reclassification adjustments were not material. Income taxes are not provided for foreign translation relating to permanent investments in international subsidiaries, but tax effects within cumulative translation does include impacts from items such as net investment hedge transactions.

Purchase and Sale of Subsidiary Shares and Transfers of Ownership Interests Involving Non-Wholly Owned Subsidiaries

As discussed in Note 2, in early March 2011, 3M acquired a controlling interest in Winterthur Technologie AG (Winterthur), making Winterthur a consolidated subsidiary as of that business acquisition date. Subsequent to this business acquisition date, 3M purchased additional outstanding shares of its Winterthur subsidiary increasing 3M’s ownership interest from approximately 86 percent as of the business acquisition date to approximately 98 percent as of September 30, 2011. The $50 million of cash paid in the first nine months of 2011 as a result of these additional purchases of Winterthur shares was classified as other financing activity in the consolidated statement of cash flows. These additional purchases did not result in a material transfer from noncontrolling interest to 3M Company shareholders’ equity. In addition, during the first nine months of 2011, 3M sold a noncontrolling interest in a newly formed subsidiary for an immaterial amount, which was also classified as other financing activity in the consolidated statement of cash flows.

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

The following table summarizes the effects of the 2010 transactions on equity attributable to 3M Company shareholders for the nine months ended September 30, 2010.

(Millions)	Nine months ended Sept. 30, 2010
Net income attributable to 3M	$3,157
Transfers from noncontrolling interest	46
Change in 3M Company shareholders’ equity from net income attributable to 3M and transfers from noncontrolling interest	$3,203

NOTE 5.  Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2003.

The IRS completed its field examination of the Company’s U.S. federal income tax returns for the years 2005 through 2007 in the fourth quarter of 2009. The Company protested certain IRS positions within these tax years and entered into the administrative appeals process with the IRS during the first quarter of 2010. During the first quarter of 2010, the IRS completed its field examination of the Company’s U.S. federal income tax return for the 2008 year. The Company protested certain IRS positions for 2008 and entered into the administrative appeals process with the IRS during the second quarter of 2010. During the first quarter of 2011, the IRS completed its field examination of the Company’s U.S. federal income tax return for the 2009 year. The Company protested certain IRS positions for 2009 and entered into the administrative appeals process with the IRS during the second quarter of 2011. Currently, the Company is under examination by the IRS for its U.S. federal income tax returns for the years 2010 and 2011. It is anticipated that the IRS will complete its examination of the Company for 2010 by the end of the first quarter of 2012, and for 2011 by the end of the first quarter of 2013. As of September 30, 2011, the IRS has not proposed any significant adjustments to the Company’s tax positions for which the Company is not adequately reserved.

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

3M anticipates changes to the Company’s uncertain tax positions due to the closing of the various audit years mentioned above. Currently, the Company is not able to reasonably estimate the amount by which the liability for unrecognized tax benefits will increase or decrease during the next 12 months as a result of the ongoing income tax authority examinations. The total amounts of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of September 30, 2011 and December 31, 2010, respectively, are $319 million and $394 million.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in tax expense. The Company recognized in the consolidated statement of income on a gross basis approximately $3 million of benefit and $4 million of expense for the three months ended September 30, 2011 and September 30, 2010, respectively, and had an immaterial impact and approximately $5 million of benefit for the nine months ended September 30, 2011 and September 30, 2010, respectively. At September 30, 2011 and December 31, 2010, accrued interest and penalties in the consolidated balance sheet on a gross basis were $58 million and $52 million, respectively. Included in these interest and penalty amounts are interest and penalties related to tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The effective tax rate for the first nine months of 2011 was 28.1 percent, compared to 28.3 percent in the first nine months of 2010, a decrease of 0.2 percent. The first nine months of 2010 includes a one-time income tax charge of $84 million as a result of the March 2010 enactment of the Patient Protection and Affordable Care Act, including modifications made in the Health Care and Education Reconciliation Act of 2010, which increased the first nine months 2010 effective tax rate by approximately 1.8 percent. Since future anticipated retiree health care liabilities and related tax subsidies were already reflected in 3M’s financial statements, the change in law resulted in a reduction of the value of the company’s deferred tax asset related to the subsidy. Other factors on a combined net basis increased the effective tax rate for the first nine months of 2011 when compared to the first nine months of 2010 by 1.6 percent, with the most significant item related to international taxes. This was due primarily to the one-time 2010 tax benefits resulting from the corporate alignment transactions that allowed the Company to increase its ownership of a foreign subsidiary. These transactions are described in the section of Note 4 entitled “Purchase and Sale of Subsidiary Shares and Transfers of Ownership Interests Involving Non-Wholly Owned Subsidiaries”. In addition to the transaction noted above, a corporate reorganization of a wholly owned subsidiary provided a one-time benefit to international taxes in the second quarter of 2011. The Company’s effective tax rate also benefited during the first nine months of 2011 from the reinstatement of the research and development credit and adjustments to its income tax reserves.

The provision for income taxes is determined using the asset and liability approach. Under this approach, deferred income taxes represent the expected future tax consequences of temporary differences between the carrying amounts and tax basis of assets and liabilities. The Company records a valuation allowance to reduce its deferred tax assets when uncertainty regarding their realizability exits. As of September 30, 2011 and December 31, 2010, the Company had valuation allowances of $128 million on its deferred tax assets.

NOTE 6.  Marketable Securities

The Company invests in agency securities, corporate securities, asset-backed securities, treasury securities and other securities. The following is a summary of amounts recorded on the Consolidated Balance Sheet for marketable securities (current and non-current).

(Millions)	Sept. 30, 2011	Dec. 31, 2010

U.S. government agency securities	$257	$246
Foreign government agency securities	—	52
Corporate debt securities	389	280
Commercial paper	138	55
Certificates of deposit/time deposits	117	29
U.S. treasury securities	—	55
U.S. municipal securities	6	20
Asset-backed securities:
Automobile loan related	388	253
Credit card related	144	79
Equipment lease related	35	24
Other	10	8
Asset-backed securities total	577	364
Other securities	2	—

Current marketable securities	$1,486	$1,101

U.S. government agency securities	$132	$63
Foreign government agency securities	3	3
Corporate debt securities	106	192
U.S. treasury securities	34	44
U.S. municipal securities	3	3
Asset-backed securities:
Automobile loan related	81	144
Credit card related	56	70
Equipment lease related	23	14
Asset-backed securities total	160	228
Auction rate securities	5	7

Non-current marketable securities	$443	$540

Total marketable securities	$1,929	$1,641

Classification of marketable securities as current or non-current is dependent upon management’s intended holding period, the security’s maturity date and liquidity considerations based on market conditions. If management intends to hold the securities for longer than one year as of the balance sheet date, they are classified as non-current. At September 30, 2011, gross unrealized losses totaled approximately $11 million (pre-tax), while gross unrealized gains totaled approximately $2 million (pre-tax). At December 31, 2010, gross unrealized losses totaled approximately $9 million (pre-tax), while gross unrealized gains totaled approximately $5 million (pre-tax). Gross realized gains and losses on sales or maturities of marketable securities for the first nine months of 2011 and 2010 were not material. Cost of securities sold use the first in, first out (FIFO) method. Since these marketable securities are classified as available-for-sale securities, changes in fair value will flow through other comprehensive income, with amounts reclassified out of other comprehensive income into earnings upon sale or “other-than-temporary” impairment.

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

The balances at September 30, 2011 for marketable securities by contractual maturity are shown below. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(Millions)	Sept. 30, 2011

Due in one year or less	$1,013
Due after one year through three years	805
Due after three years through five years	96
Due after five years	15

Total marketable securities	$1,929

3M has a diversified marketable securities portfolio of $1.929 billion as of September 30, 2011. Within this portfolio, current and long-term asset-backed securities (estimated fair value of $737 million) are primarily comprised of interests in automobile loans and credit cards. At September 30, 2011, the asset-backed securities credit ratings were AAA or A-1+, with the exception of two securities rated A1 or A3 with a fair market value of $7 million.

3M’s marketable securities portfolio includes auction rate securities that represent interests in investment grade credit default swaps; however, currently these holdings comprise less than one percent of this portfolio. The estimated fair value of auction rate securities is $5 million at September 30, 2011 and $7 million at December 31, 2010. Gross unrealized losses within accumulated other comprehensive income related to auction rate securities totaled $8 million (pre-tax) at September 30, 2011 and $6 million (pre-tax) at December 31, 2010. As of September 30, 2011, auction rate securities associated with these balances have been in a loss position for more than 12 months. Since the second half of 2007, these auction rate securities failed to auction due to sell orders exceeding buy orders. Liquidity for these auction-rate securities is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals, usually every 7, 28, 35, or 90 days. The funds associated with failed auctions will not be accessible until a successful auction occurs or a buyer is found outside of the auction process. Refer to Note 10 for a table that reconciles the beginning and ending balances of auction rate securities.

NOTE 7.  Long-Term Debt and Short-Term Borrowings

As discussed in Note 10 in 3M’s Current Report on Form 8-K dated May 26, 2011 (which updated 3M’s 2010 Annual Report on Form 10-K), 3M’s Convertible Notes were originally issued on November 15, 2002, with partial redemptions in 2005 and 2007. In September 2011, 3M redeemed all remaining Convertible Notes, which were otherwise due in 2032. As a result, in September 2011, 3M paid out cash of approximately $227 million (with no gain or loss on extinguishment). Of this amount, $24 million was classified as cash flows from operating activities (for accretion/accreted interest on debt), with the remainder classified as cash flows from financing activities (repayment of debt).

The Company has a “well-known seasoned issuer” shelf registration statement, effective August 5, 2011, which registers an indeterminate amount of debt or equity securities for future sales. The Company intends to use the proceeds from future securities sales off this shelf for general corporate purposes. This replaced 3M’s previous shelf registration dated February 17, 2009. In September 2011, in connection with the August 5, 2011 “well-known seasoned issuer” registration statement, 3M established a $3 billion medium-term notes program (Series F), from which 3M issued a five-year $1 billion fixed rate note with a coupon rate of 1.375%. Proceeds will be used for general corporate purposes, including repayment of $800 million (principal amount) of medium-term notes due in November 2011.

In August 2011, 3M entered into a $1.5 billion, five-year multi-currency revolving credit agreement, which replaced the existing agreement that was due to expire in April 2012. This credit agreement includes a provision under which 3M may request an increase of up to $500 million, bringing the total facility up to $2 billion (at the lenders’ discretion). This facility was undrawn at September 30, 2011. Also, in August 2011, 3M entered into a $200 million, one-year letter of credit agreement with HSBC Bank USA. This agreement replaced the sublimit for letters of credit that was previously encompassed in the $1.5 billion five-year facility. As of September 30, 2011, 3M letters of credit issued under this $200 million facility totaled $121 million. An additional $102 million in U.S. letters of credit was outstanding with other banking partners. These letters of credit are utilized in connection with normal business activities. Under both the $1.5 billion and $200 million credit agreements, the Company is required to maintain its EBITDA to Interest Ratio as of the end of each fiscal quarter at not less than 3.0 to 1. This is calculated (as defined in the agreement) as the ratio of consolidated total EBITDA for the four consecutive quarters then ended to total interest expense on all funded debt for the same period. At September 30, 2011, this ratio was approximately 38 to 1.

As disclosed in 3M’s Current Report on Form 8-K dated May 26, 2011 (which updated 3M’s 2010 Annual Report on Form 10-K), in the fourth quarter of 2010, the Company entered into a 100.5 million Canadian Dollar loan, with four equal installments due in April 2011, July 2011, October 2011 and January 2012. During March 2011, this loan agreement was amended to increase the loan amount to 201 million Canadian Dollars and to allow for repayment of the total loan in July 2012, instead of in four equal installments. However, 3M has the option to repay the principal amount of this loan before July 2012. All other terms and conditions of the loan agreement remain in full force. In the third quarter of 2011, 3M repaid principal of 50.25 million Canadian Dollars, resulting in a remaining principal amount of 150.75 million Canadian Dollars as of September 30, 2011.

As also disclosed in 3M’s Current Report on Form 8-K dated May 26, 2011 (which updated 3M’s 2010 Annual Report on Form 10-K), during the first quarter of 2010, the Company entered into a floating rate note payable of 17.4 billion Japanese Yen (approximately $188 million based on exchange rates at that time) in connection with the purchase of additional interest in the Company’s Sumitomo 3M Limited subsidiary as discussed in Note 4. This note was due in three equal installments of 5.8 billion Japanese Yen, with one installment paid on September 30, 2010, one installment paid on March 30, 2011, and the final installment paid on September 30, 2011. Interest accrued on the note based on the three-month Tokyo Interbank Offered Rate (TIBOR) plus 40 basis points.

NOTE 8.  Pension and Postretirement Benefit Plans

Components of net periodic benefit cost and other supplemental information for the three-month and nine-month periods ended September 30 follow:

Benefit Plan Information

	Three months ended September 30,
	Qualified and Non-qualified Pension Benefits				Postretirement
	United States		International		Benefits
(Millions)	2011	2010	2011	2010	2011	2010
Net periodic benefit cost (benefit)
Service cost	$51	$50	$27	$28	$16	$13
Interest cost	157	160	62	62	23	22
Expected return on plan assets	(231)	(233)	(70)	(71)	(20)	(20)
Amortization of transition (asset) obligation	—	—	—	—	—	—
Amortization of prior service cost (benefit)	2	4	(3)	(1)	(18)	(23)
Amortization of net actuarial (gain) loss	83	55	28	21	25	21
Net periodic benefit cost (benefit)	$62	$36	$44	$39	$26	$13
Settlements, curtailments, special termination benefits and other	—	—	—	—	—	—
Net periodic benefit cost (benefit) after settlements, curtailments, special termination benefits and other	$62	$36	$44	$39	$26	$13

	Nine months ended September 30,
	Qualified and Non-qualified Pension Benefits				Postretirement
	United States		International		Benefits
(Millions)	2011	2010	2011	2010	2011	2010
Net periodic benefit cost (benefit)
Service cost	$154	$151	$83	$83	$46	$41
Interest cost	470	479	186	187	69	66
Expected return on plan assets	(695)	(697)	(209)	(214)	(59)	(62)
Amortization of transition (asset) obligation	—	—	—	1	—	—
Amortization of prior service cost (benefit)	8	10	(10)	(3)	(54)	(70)
Amortization of net actuarial (gain) loss	250	165	84	64	77	64
Net periodic benefit cost (benefit)	$187	$108	$134	$118	$79	$39
Settlements, curtailments, special termination benefits and other	—	—	—	(22)	—	—
Net periodic benefit cost (benefit) after settlements, curtailments, special termination benefits and other	$187	$108	$134	$96	$79	$39

For the nine months ended September 30, 2011, contributions totaling $310 million were made to the Company’s U.S. and international pension plans and $63 million to its postretirement plans. For total year 2011, the Company plans to contribute in the range of $500 million to $600 million to its U.S. and international pension and postretirement plans. The Company does not have a required minimum pension contribution obligation for its U.S. plans in 2011. Therefore, the amount of the anticipated discretionary pension contribution could vary significantly depending on the U.S. plans’ funded status and the anticipated tax deductibility of the contribution. Future contributions will also depend on market conditions, interest rates and other factors. 3M’s annual measurement date for pension and postretirement assets and liabilities is December 31 each year, which is also the date used for the related annual measurement assumptions.

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

Cash Flow Hedging - Foreign Currency Forward and Option Contracts: The Company enters into foreign exchange forward and option contracts to hedge against the effect of exchange rate fluctuations on cash flows denominated in foreign currencies and certain intercompany financing transactions. These transactions are designated as cash flow hedges. The settlement or extension of these derivatives will result in reclassifications (from accumulated other comprehensive income) to earnings in the period during which the hedged transactions affect earnings. Generally, 3M dedesignates these cash flow hedge relationships in advance of the occurrence of the forecasted transaction. The portion of gains or losses on the derivative instrument previously accumulated in other comprehensive income for dedesignated hedges remains in accumulated other comprehensive income until the forecasted transaction occurs. Changes in the value of derivative instruments after dedesignation are recorded in earnings and are included in the Derivatives Not Designated as Hedging Instruments section below. Hedge ineffectiveness and the amount excluded from effectiveness testing recognized in income on cash flow hedges were not material for the three and nine month periods ended September 30, 2011 and 2010. The maximum length of time over which 3M hedges its exposure to the variability in future cash flows for a majority of the forecasted transactions is 12 months and, accordingly, at September 30, 2011, the majority of the Company’s open foreign exchange forward and option contracts had maturities of one year or less. The dollar equivalent gross notional amount of the Company’s foreign exchange forward and option contracts designated as cash flow hedges at September 30, 2011 was approximately $4.2 billion.

Cash Flow Hedging - Commodity Price Management: The Company manages commodity price risks through negotiated supply contracts, price protection agreements and forward physical contracts. The Company uses commodity price swaps relative to natural gas as cash flow hedges of forecasted transactions to manage price volatility. The related mark-to-market gain or loss on qualifying hedges is included in other comprehensive income to the extent effective, and reclassified into cost of sales in the period during which the hedged transaction affects earnings. Generally, the length of time over which 3M hedges its exposure to the variability in future cash flows for its forecasted natural gas transactions is 12 months. No significant commodity cash flow hedges were discontinued and hedge ineffectiveness was not material for the three and nine month periods ended September 30, 2011 and 2010. The dollar equivalent gross notional amount of the Company’s natural gas commodity price swaps designated as cash flow hedges at September 30, 2011 was $31 million.

Cash Flow Hedging - Forecasted Debt Issuance: In August 2011, in anticipation of the September 2011 issuance of $1 billion in five-year fixed rate notes, 3M executed a pre-issuance cash flow hedge on a notional amount of $400 million by entering into a forward-starting five-year floating-to-fixed interest rate swap. Upon debt issuance in September 2011, 3M terminated the floating-to-fixed interest rate swap. The termination of the swap resulted in a $7 million pre-tax loss ($4 million after-tax) that will be amortized over the five-year life of the note.

As of September 30, 2011, the Company had a balance of $5 million associated with the after tax net unrealized gain associated with cash flow hedging instruments recorded in accumulated other comprehensive income. This includes a $4 million balance (loss) related to a floating-to-fixed interest rate swap (discussed in the preceding paragraph), which will be amortized over the five-year life of the note. 3M expects to reclassify a majority of the remaining balance to earnings over the next 12 months (with the impact offset by cash flows from underlying hedged items).

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

Three months ended September 30, 2011 (Millions)	Pretax Gain (Loss) Recognized in Other Comprehensive Income on Effective Portion of Derivative	Pretax Gain (Loss) Recognized in Income on Effective Portion of Derivative as a Result of Reclassification from Accumulated Other Comprehensive Income		Ineffective Portion of Gain (Loss) on Derivative and Amount Excluded from Effectiveness Testing Recognized in Income
Derivatives in Cash Flow Hedging Relationships	Amount	Location	Amount	Location	Amount
Foreign currency forward/option contracts	$49	Cost of sales	$(41)	Cost of sales	$—
Foreign currency forward contracts	(56)	Interest expense	(56)	Interest expense	—
Commodity price swap contracts	2	Cost of sales	—	Cost of sales	—
Interest rate swap contracts	(7)	Interest expense	—	Interest expense	—
Total	$(12)		$(97)		$—

Nine months ended September 30, 2011 (Millions)	Pretax Gain (Loss) Recognized in Other Comprehensive Income on Effective Portion of Derivative	Pretax Gain (Loss) Recognized in Income on Effective Portion of Derivative as a Result of Reclassification from Accumulated Other Comprehensive Income		Ineffective Portion of Gain (Loss) on Derivative and Amount Excluded from Effectiveness Testing Recognized in Income
Derivatives in Cash Flow Hedging Relationships	Amount	Location	Amount	Location	Amount
Foreign currency forward/option contracts	$(12)	Cost of sales	$(75)	Cost of sales	$—
Foreign currency forward contracts	(55)	Interest expense	(54)	Interest expense	—
Commodity price swap contracts	—	Cost of sales	(4)	Cost of sales	—
Interest rate swap contracts	(7)	Interest expense	—	Interest expense	—
Total	$(74)		$(133)		$—

Three months ended September 30, 2010 (Millions)	Pretax Gain (Loss) Recognized in Other Comprehensive Income on Effective Portion of Derivative	Pretax Gain (Loss) Recognized in Income on Effective Portion of Derivative as a Result of Reclassification from Accumulated Other Comprehensive Income		Ineffective Portion of Gain (Loss) on Derivative and Amount Excluded from Effectiveness Testing Recognized in Income
Derivatives in Cash Flow Hedging Relationships	Amount	Location	Amount	Location	Amount
Foreign currency forward/option contracts	$(76)	Cost of sales	$5	Cost of sales	$—
Foreign currency forward contracts	108	Interest expense	108	Interest expense	—
Commodity price swap contracts	(6)	Cost of sales	(3)	Cost of sales	—
Total	$26		$110		$—

Nine months ended September 30, 2010 (Millions)	Pretax Gain (Loss) Recognized in Other Comprehensive Income on Effective Portion of Derivative	Pretax Gain (Loss) Recognized in Income on Effective Portion of Derivative as a Result of Reclassification from Accumulated Other Comprehensive Income		Ineffective Portion of Gain (Loss) on Derivative and Amount Excluded from Effectiveness Testing Recognized in Income
Derivatives in Cash Flow Hedging Relationships	Amount	Location	Amount	Location	Amount
Foreign currency forward/option contracts	$(25)	Cost of sales	$(48)	Cost of sales	$—
Foreign currency forward contracts	41	Interest expense	41	Interest expense	—
Commodity price swap contracts	(13)	Cost of sales	(6)	Cost of sales	—
Total	$3		$(13)		$—

Fair Value Hedges:

For derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivatives as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings.

Fair Value Hedging - Interest Rate Swaps: The Company manages interest expense using a mix of fixed and floating rate debt. To help manage borrowing costs, the Company may enter into interest rate swaps. Under these arrangements, the Company agrees to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated by reference to an agreed-upon notional principal amount. The mark-to-market of these fair value hedges is recorded as gains or losses in interest expense and is offset by the gain or loss of the underlying debt instrument, which also is recorded in interest expense. These fair value hedges are highly effective and, thus, there is no impact on earnings due to hedge ineffectiveness. The dollar equivalent (based on inception date foreign currency exchange rates) gross notional amount of the Company’s interest rate swaps at September 30, 2011 was $1.1 billion.

At September 30, 2011, the Company had interest rate swaps designated as fair value hedges of underlying fixed rate obligations. In July 2007, in connection with the issuance of a seven-year Eurobond for an amount of 750 million Euros, the Company completed a fixed-to-floating interest rate swap on a notional amount of 400 million Euros as a fair value hedge of a portion of the fixed interest rate Eurobond obligation. In August 2010, the Company terminated 150 million Euros of the notional amount of this swap. As a result, a gain of 18 million Euros, recorded as part of the balance of the underlying debt, will be amortized over this debt’s remaining life. The Company also has two fixed-to-floating interest rate swaps with an aggregate notional amount of $800 million designated as fair value hedges of the fixed interest rate obligation under its $800 million, three-year, 4.50% notes issued in October 2008.

The location in the consolidated statements of income and amounts of gains and losses related to derivative instruments designated as fair value hedges and similar information relative to the hedged items are as follows:

Three months ended September 30, 2011 (Millions)	Gain (Loss) on Derivative Recognized in Income		Gain (Loss) on Hedged Item Recognized in Income
Derivatives in Fair Value Hedging Relationships	Location	Amount	Location	Amount
Interest rate swap contracts	Interest expense	$1	Interest expense	$(1)
Total		$1		$(1)

Nine months ended September 30, 2011 (Millions)	Gain (Loss) on Derivative Recognized in Income		Gain (Loss) on Hedged Item Recognized in Income
Derivatives in Fair Value Hedging Relationships	Location	Amount	Location	Amount
Interest rate swap contracts	Interest expense	$(7)	Interest expense	$7
Total		$(7)		$7

Three months ended September 30, 2010 (Millions)	Gain (Loss) on Derivative Recognized in Income		Gain (Loss) on Hedged Item Recognized in Income
Derivatives in Fair Value Hedging Relationships	Location	Amount	Location	Amount
Interest rate swap contracts	Interest expense	$(16)	Interest expense	$16
Total		$(16)		$16

Nine months ended September 30, 2010 (Millions)	Gain (Loss) on Derivative Recognized in Income		Gain (Loss) on Hedged Item Recognized in Income
Derivatives in Fair Value Hedging Relationships	Location	Amount	Location	Amount
Interest rate swap contracts	Interest expense	$(6)	Interest expense	$6
Total		$(6)		$6

Net Investment Hedges:

As circumstances warrant, the Company uses cross currency swaps, forwards and foreign currency denominated debt to hedge portions of the Company’s net investments in foreign operations. For hedges that meet the effectiveness requirements, the net gains or losses attributable to changes in spot exchange rates are recorded in cumulative translation within other comprehensive income. The remainder of the change in value of such instruments is recorded in earnings. Recognition in earnings of amounts previously recorded in cumulative translation is limited to circumstances such as complete or substantially complete liquidation of the net investment in the hedged foreign operation. At September 30, 2011, there were no cross currency swaps and foreign currency forward contracts designated as net investment hedges.

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

Three months ended September 30, 2011 (Millions) Derivative and Nonderivative Instruments in	Pretax Gain (Loss) Recognized as Cumulative Translation within Other Comprehensive Income on Effective Portion of Instrument	Ineffective Portion of Gain (Loss) on Instrument and Amount Excluded from Effectiveness Testing Recognized in Income
Net Investment Hedging Relationships	Amount	Location	Amount
Foreign currency denominated debt	$85	N/A	$—
Total	$85		$—

Nine months ended September 30, 2011 (Millions) Derivative and Nonderivative Instruments in	Pretax Gain (Loss) Recognized as Cumulative Translation within Other Comprehensive Income on Effective Portion of Instrument	Ineffective Portion of Gain (Loss) on Instrument and Amount Excluded from Effectiveness Testing Recognized in Income
Net Investment Hedging Relationships	Amount	Location	Amount
Foreign currency denominated debt	$(35)	N/A	$—
Total	$(35)		$—

Three months ended September 30, 2010 (Millions) Derivative and Nonderivative Instruments in	Pretax Gain (Loss) Recognized as Cumulative Translation within Other Comprehensive Income on Effective Portion of Instrument	Ineffective Portion of Gain (Loss) on Instrument and Amount Excluded from Effectiveness Testing Recognized in Income
Net Investment Hedging Relationships	Amount	Location	Amount
Foreign currency denominated debt	$(148)	N/A	$—
Total	$(148)		$—

Nine months ended September 30, 2010 (Millions) Derivative and Nonderivative Instruments in	Pretax Gain (Loss) Recognized as Cumulative Translation within Other Comprehensive Income on Effective Portion of Instrument	Ineffective Portion of Gain (Loss) on Instrument and Amount Excluded from Effectiveness Testing Recognized in Income
Net Investment Hedging Relationships	Amount	Location	Amount
Foreign currency denominated debt	$77	N/A	$—
Total	$77		$—

Derivatives Not Designated as Hedging Instruments:

Derivatives not designated as hedging instruments include dedesignated foreign currency forward and option contracts that formerly were designated in cash flow hedging relationships (as referenced in the preceding Cash Flow Hedges section). In addition, 3M enters into foreign currency forward contracts and commodity price swaps to offset, in part, the impacts of certain intercompany activities (primarily associated with intercompany licensing arrangements) and fluctuations in costs associated with the use of certain precious metals, respectively. These derivative instruments are not designated in hedging relationships; therefore, fair value gains and losses on these contracts are recorded in earnings. The dollar equivalent gross notional amount of these forward, option and swap contracts not designated as hedging instruments totaled $1.1 billion as of September 30, 2011. The Company does not hold or issue derivative financial instruments for trading purposes.

The location in the consolidated statements of income and amounts of gains and losses related to derivative instruments not designated as hedging instruments are as follows:

(Millions)	Three months ended Sept. 30, 2011 Gain (Loss) on Derivative Recognized in Income		Nine months ended Sept. 30, 2011 Gain (Loss) on Derivative Recognized in Income
Derivatives Not Designated as Hedging Instruments	Location	Amount	Location	Amount
Foreign currency forward/option contracts	Cost of sales	$32	Cost of sales	$4
Foreign currency forward contracts	Interest expense	6	Interest expense	18
Total		$38		$22

(Millions)	Three months ended Sept. 30, 2010 Gain (Loss) on Derivative Recognized in Income		Nine months ended Sept. 30, 2010 Gain (Loss) on Derivative Recognized in Income
Derivatives Not Designated as Hedging Instruments	Location	Amount	Location	Amount
Foreign currency forward/option contracts	Cost of sales	$(38)	Cost of sales	$(12)
Foreign currency forward contracts	Interest expense	(7)	Interest expense	(18)
Total		$(45)		$(30)

Location and Fair Value Amount of Derivative Instruments

The following tables summarize the fair value of 3M’s derivative instruments, excluding nonderivative instruments used as hedging instruments, and their location in the consolidated balance sheet.

September 30, 2011 (Millions)	Assets		Liabilities
Fair Value of Derivative Instruments	Location	Amount	Location	Amount

Derivatives designated as hedging instruments
Foreign currency forward/option contracts	Other current assets	$65	Other current liabilities	$31
Commodity price swap contracts	Other current assets	—	Other current liabilities	4
Interest rate swap contracts	Other assets	31	Other liabilities	—
Total derivatives designated as hedging instruments		$96		$35

Derivatives not designated as hedging instruments
Foreign currency forward/option contracts	Other current assets	$18	Other current liabilities	$11
Total derivatives not designated as hedging instruments		$18		$11

Total derivative instruments		$114		$46

December 31, 2010 (Millions)	Assets		Liabilities
Fair Value of Derivative Instruments	Location	Amount	Location	Amount

Derivatives designated as hedging instruments
Foreign currency forward/option contracts	Other current assets	$26	Other current liabilities	$48
Commodity price swap contracts	Other current assets	—	Other current liabilities	5
Interest rate swap contracts	Other assets	39	Other liabilities	—
Total derivatives designated as hedging instruments		$65		$53

Derivatives not designated as hedging instruments
Foreign currency forward/option contracts	Other current assets	$12	Other current liabilities	$34
Total derivatives not designated as hedging instruments		$12		$34

Total derivative instruments		$77		$87

Additional information with respect to the fair value of derivative instruments is included in Note 10.

Currency Effects and Credit Risk

Currency Effects: 3M estimates that year-on-year currency effects, including hedging impacts, increased net income attributable to 3M by approximately $51 million for the three months ended September 30, 2011 and increased net income attributable to 3M by approximately $131 million for the nine months ended September 30, 2011. This estimate includes the effect of translating profits from local currencies into U.S. dollars and the impact of currency fluctuations on the transfer of goods between 3M operations in the United States and abroad. This estimate also includes year-on-year currency effects from transaction gains and losses, including derivative instruments designed to reduce foreign currency exchange rate risks, which 3M estimates increased net income attributable to 3M by approximately $18 million for the three months ended September 30, 2011 and decreased net income attributable to 3M by approximately $8 million for the nine months ended September 30, 2011.

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis:

For 3M, assets and liabilities that are measured at fair value on a recurring basis primarily relate to available-for-sale marketable securities, available-for-sale investments (included as part of investments in the Consolidated Balance Sheet) and certain derivative instruments. Derivatives include cash flow hedges, interest rate swaps and most net investment hedges. The information in the following paragraphs and tables primarily addresses matters relative to these financial assets and liabilities. Separately, there were no material fair value measurements with respect to nonfinancial assets or liabilities that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis for the three and nine month periods ended September 30, 2011 and 2010.

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

The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis.

	Fair Value
(Millions)	at Sept. 30,	Fair Value Measurements Using Inputs Considered as
Description	2011	Level 1	Level 2	Level 3
Assets:
Available-for-sale:
Marketable securities:
U.S. government agency securities	$389	$—	$389	$—
Foreign government agency securities	3	—	3	—
Corporate debt securities	495	—	495	—
Certificates of deposit/time deposits	117	—	117	—
Commercial paper	138	—	138	—
Asset-backed securities:
Automobile loan related	469	—	469	—
Credit card related	200	—	200	—
Equipment lease related	58	—	58	—
Other	10	—	10	—
U.S. treasury securities	34	34	—	—
U.S. municipal securities	9	—	9	—
Auction rate securities	5	—	—	5
Other securities	2	—	2	—
Investments	5	5	—	—
Derivative instruments — assets:
Foreign currency forward/option contracts	83	76	7	—
Interest rate swap contracts	31	—	31	—

Liabilities:
Derivative instruments — liabilities:
Foreign currency forward/option contracts	42	42	—	—
Commodity price swap contracts	4	4	—	—

	Fair Value
(Millions)	at Dec. 31,	Fair Value Measurements Using Inputs Considered as
Description	2010	Level 1	Level 2	Level 3
Assets:
Available-for-sale:
Marketable securities:
U.S. government agency securities	$309	$—	$309	$—
Foreign government agency securities	55	—	55	—
Corporate debt securities	472	—	472	—
Certificates of deposit/time deposits	29	—	29	—
Commercial paper	55	—	55	—
Asset-backed securities:
Automobile loan related	397	—	397	—
Credit card related	149	—	149	—
Equipment lease related	38	—	38	—
Other	8	—	8	—
U.S. treasury securities	99	99	—	—
U.S. municipal securities	23	—	23	—
Auction rate securities	7	—	—	7
Investments	21	21	—	—
Derivative instruments — assets:
Foreign currency forward/option contracts	38	36	2	—
Interest rate swap contracts	39	—	39	—

Liabilities:
Derivative instruments — liabilities:
Foreign currency forward/option contracts	82	82	—	—
Commodity price swap contracts	5	5	—	—

The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3).

(Millions)	Three months ended September 30,		Nine months ended September 30,
Marketable securities — auction rate securities only	2011	2010	2011	2010
Beginning balance	$8	$7	$7	$5
Total gains or losses:
Included in earnings	—	—	—	—
Included in other comprehensive income	(3)	(1)	(2)	1
Purchases, issuances, and settlements	—	—	—	—
Transfers in and/or out of Level 3	—	—	—	—
Ending balance (September 30)	5	6	5	6

Additional losses included in earnings due to reclassifications from other comprehensive income for:
Securities sold during the period ended September 30	—	—	—	—
Securities still held at September 30	—	—	—	—

In addition, the plan assets of 3M’s pension and postretirement benefit plans are measured at fair value on a recurring basis (at least annually). Refer to Note 11 in 3M’s Current Report on Form 8-K dated May 26, 2011 (which updated 3M’s 2010 Annual Report on Form 10-K).

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis:

Disclosures are required for certain assets and liabilities that are measured at fair value, but are recognized and disclosed at fair value on a nonrecurring basis in periods subsequent to initial recognition. For 3M, such measurements of fair value relate primarily to long-lived asset impairments. There were no material long-lived asset impairments for the three and nine months ended September 30, 2011 and 2010.

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

	September 30, 2011		Dec. 31, 2010
(Millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, excluding current portion	$4,955	$5,305	$4,183	$4,466

The fair values reflected above consider the terms of the related debt absent the impacts of derivative/hedging activity. The carrying amount of long-term debt referenced above is impacted by certain fixed-to-floating interest rate swaps that are designated as fair value hedges and by the designation of fixed rate Eurobond securities issued by the Company as hedging instruments of the Company’s net investment in its European subsidiaries. 3M’s fixed-rate bonds were trading at a premium at September 30, 2011 and December 31, 2010 due to the low interest rates and tightening of 3M’s credit spreads.

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

The following table shows the major categories of significant legal matters — respirator mask/asbestos litigation (including Aearo), environmental remediation and other environmental liabilities — for which the Company has been able to estimate its probable liability and for which the Company has taken reserves and the related insurance receivables:

Liability and Receivable Balances	Sept. 30,	Dec. 31,
(Millions)	2011	2010

Respirator mask/asbestos liabilities	$105	$126
Respirator mask/asbestos insurance receivables	119	122

Environmental remediation liabilities	$29	$24
Environmental remediation insurance receivables	15	15

Other environmental liabilities	$80	$90

The following sections first describe the significant legal proceedings in which the Company is involved, and then describe the liabilities and associated insurance receivables the Company has accrued relating to its significant legal proceedings.

Respirator Mask/Asbestos Litigation

As of September 30, 2011, the Company is a named defendant, with multiple co-defendants, in numerous lawsuits in various courts that purport to represent approximately 2,190 individual claimants compared to approximately 2,148 individual claimants with actions pending at December 31, 2010.

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

As of September 30, 2011, the Company had reserves for respirator mask/asbestos liabilities of $75 million (excluding Aearo reserves). The Company cannot estimate the amount or range of amounts by which the liability may exceed the reserve the Company has established because of the (i) inherent difficulty in projecting the number of claims that have not yet been asserted, particularly with respect to the Company’s respiratory products that themselves did not contain any harmful materials, (ii) the complaints nearly always assert claims against multiple defendants where the damages alleged are typically not attributed to individual defendants so that a defendant’s share of liability may turn on the law of joint and several liability, which can vary by state, (iii) the multiple factors described above that the Company considers in estimating its liabilities, and (iv) the several possible developments described above that may occur that could affect the Company’s estimate of liabilities.

As of September 30, 2011, the Company’s receivable for insurance recoveries related to the respirator mask/asbestos litigation was $119 million.

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

As of September 30, 2011, Aearo and/or other companies that previously owned and operated Aearo’s respirator business (American Optical Corporation, Warner-Lambert LLC, AO Corp. and Cabot Corporation (“Cabot”)) are named defendants, with multiple co-defendants, including the Company, in numerous lawsuits in various courts in which plaintiffs allege use of mask and respirator products and seek damages from Aearo and other defendants for alleged personal injury from workplace exposures to asbestos, silica-related, or other occupational dusts found in products manufactured by other defendants or generally in the workplace.

As of September 30, 2011, the Company, through its Aearo subsidiary, has recorded $30 million as the best estimate of the probable liabilities for product liabilities and defense costs related to current and future Aearo-related asbestos and silica-related claims. Responsibility for legal costs, as well as for settlements and judgments, is currently shared in an informal arrangement among Aearo, Cabot, American Optical Corporation and a subsidiary of Warner Lambert and their insurers (the “Payor Group”). Liability is allocated among the parties based on the number of years each company sold respiratory products under the “AO Safety” brand and/or owned the AO Safety Division of American Optical Corporation and the alleged years of exposure of the individual plaintiff. Aearo’s share of the contingent liability is further limited by an agreement entered into between Aearo and Cabot on July 11, 1995. This agreement provides that, so long as Aearo pays to Cabot an annual fee of $400,000, Cabot will retain responsibility and liability for, and indemnify Aearo against, asbestos and silica-related product liability claims for respirators manufactured prior to July 11, 1995. Because the date of manufacture for a particular respirator allegedly used in the past is often difficult to determine, Aearo and Cabot have applied the agreement to claims arising out of the alleged use of respirators while exposed to asbestos or silica or products containing asbestos or silica prior to January 1, 1997. With these arrangements in place, Aearo’s potential liability is limited to exposures alleged to have arisen from the use of respirators while exposed to asbestos, silica or other occupational dusts on or after January 1, 1997.

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

Because of the inherent difficulty in projecting the number of claims that have not yet been asserted, the complexity of allocating responsibility for future claims among the Payor Group, and the several possible developments that may occur that could affect the estimate of Aearo’s liabilities, the Company cannot estimate the amount or range of amounts by which Aearo’s liability may exceed the reserve the Company has established.

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

Environmental Matters

As previously reported, the Company has been voluntarily cooperating with ongoing reviews by local, state, national (primarily the U.S. Environmental Protection Agency (EPA)), and international agencies of possible environmental and health effects of various perfluorinated compounds (“PFCs”), including perfluorooctanoate or “PFOA” and perfluorooctane sulfonate or “PFOS” and other perfluorooctanyl compounds. As a result of its phase-out decision in May 2000, the Company no longer manufactures perfluorooctanyl compounds. The company ceased manufacturing and using the vast majority of these compounds within approximately two years of the phase out announcement, and ceased all manufacturing and the last significant use of this chemistry by 2008. Through its ongoing life cycle management and its raw material composition identification processes associated with the Company’s policies covering the use of all persistent and bio-accumulative materials, the Company has on rare occasion identified the presence of perfluorooctanyl precursor chemicals in materials purchased from suppliers that may ultimately degrade to PFOA. Upon such identification, the Company works with the suppliers to find substitutes for such chemicals.

Regulatory activities concerning PFOA and/or PFOS continue in the United States, Europe and elsewhere, and before certain international bodies. These activities include gathering of exposure and use information, risk assessment, and consideration of regulatory approaches. The EPA continues to develop Drinking Water Health Advisories for PFOS and PFOA, which are expected to be released in 2012. Those advisory levels will supersede the current provisional advisory levels. In an effort to move toward developing standards under the Safe Drinking Water Act, the EPA has proposed to have public water suppliers monitor for six PFCs to determine the extent of their occurrence.

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

The Agency for Toxic Substances and Disease Registry (ATSDR) has completed a bio-monitoring study evaluating PFC blood levels in volunteers living near the sludge application fields. The Company expects ATSDR to release its report in 2012.

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

As previously reported, the Company entered into a voluntary remedial action agreement with the Alabama Department of Environmental Management (ADEM) to address the presence of PFCs in the soil at the Company’s manufacturing facility in Decatur, Alabama. For approximately twenty years, the Company incorporated its wastewater treatment plant sludge containing PFCs in fields at its Decatur facility pursuant to a permit issued by ADEM. After a review of the available options to address the presence of PFCs in the soil, ADEM agreed that the preferred remediation option is to use a multilayer cap over the former sludge incorporation areas on the manufacturing site with subsequent groundwater migration controls and treatment. Implementation of that option will continue throughout the balance of 2011 and is expected to be completed in 2016.

The Company continues to work with the Minnesota Pollution Control Agency (MPCA) pursuant to the terms of the previously disclosed May 2007 Settlement Agreement and Consent Order to address the presence of perfluorinated compounds in the soil and groundwater at former disposal sites in Washington County, Minnesota (Oakdale and Woodbury) and at the Company’s manufacturing facility at Cottage Grove, Minnesota. Under this agreement, the Company’s principal obligations include (i) evaluating releases of perfluorinated compounds from these sites and proposing response actions; (ii) providing treatment or alternative drinking water upon identifying any level exceeding a Health Based Value (“HBV”) or Health Risk Limit (“HRL”) (i.e., the amount of a chemical in drinking water determined by the Minnesota Department of Health to be safe for people to drink for a lifetime) for any perfluorinated compounds as a result of contamination from these sites; (iii) remediating any source of other PFCs at these sites that is not controlled by actions to remediate PFOA and PFOS; and (iv) sharing information with the MPCA about perfluorinated compounds. During 2008, the MPCA issued formal decisions adopting remedial options for the former disposal sites in Washington County, Minnesota (Oakdale and Woodbury). In August 2009, the MPCA issued a formal decision adopting remedial options for the Company’s Cottage Grove manufacturing facility. During the spring and summer of 2010, 3M began implementing the remedial options at the Cottage Grove and Woodbury sites. 3M commenced the remedial option at the Oakdale site in late 2010. At each location the remedial options were among those recommended by the Company. Remediation work will continue at all three sites throughout the balance of 2011 and into 2012.

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

In March 2011, several residents of Lawrence County, Alabama, filed a lawsuit in the Circuit Court of Lawrence County seeking unspecified compensatory and punitive damages and other relief for alleged personal injuries due to the exposure to PFCs. The named defendants in the case include the City of Decatur, Alabama, 3M, its subsidiary Dyneon LLC, Daikin America, Inc., Toray Industries, Inc. and two of its U.S. subsidiaries, Synagro-WWT, Inc., Synagro South, LLC and Biological Processors of America, and certain individuals not associated with 3M. According to the complaint, Synagro acquired wastewater treatment sludge that allegedly contained PFOA, PFOS and other perfluorochemicals from the Decatur utility’s wastewater treatment plant, and made it into a fertilizer that it sold to farmers who applied it to their farmland in Morgan, Limestone and Lawrence counties, including land adjacent to the plaintiffs’ residence. Plaintiffs have dismissed the City of Decatur from the case.

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

Environmental Liabilities and Insurance Receivables

As of September 30, 2011, the Company had recorded liabilities of $29 million for estimated “environmental remediation” costs based upon an evaluation of currently available facts with respect to each individual site and also recorded related insurance receivables of $15 million. The Company records liabilities for remediation costs on an undiscounted basis when they are probable and reasonably estimable, generally no later than the completion of feasibility studies or the Company’s commitment to a plan of action. Liabilities for estimated costs of environmental remediation, depending on the site, are based primarily upon internal or third-party environmental studies, and estimates as to the number, participation level and financial viability of any other potentially responsible parties, the extent of the contamination and the nature of required remedial actions. The Company adjusts recorded liabilities as further information develops or circumstances change. The Company expects that it will pay the amounts recorded over the periods of remediation for the applicable sites, currently ranging up to 20 years.

As of September 30, 2011, the Company had recorded liabilities of $80 million for “other environmental liabilities” based upon an evaluation of currently available facts to implement the Settlement Agreement and Consent Order with the MPCA, the remedial action agreement with ADEM, and to address trace amounts of perfluorinated compounds in drinking water sources in the City of Oakdale and Lake Elmo, Minnesota, as well as presence in the soil and groundwater at the Company’s manufacturing facilities in Decatur, Alabama, and Cottage Grove, Minnesota, and at two former disposal sites in Washington County, Minnesota (Oakdale and Woodbury). The Company expects that most of the spending will occur over the next five years.

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

Employment Litigation

In January 2011, 3M reached an agreement in principle with plaintiffs’ counsel to resolve the Whitaker and Garcia lawsuits.  The Whitaker settlement agreement was signed by all parties in March 2011. The court granted preliminary approval of the settlement on April 6, 2011, and provisionally certified a class for settlement purposes only. The final approval hearing is scheduled in December 2011. The Garcia settlement agreement has been signed by the parties. All plaintiffs subject to the Garcia settlement have signed and not timely revoked individual releases of claims against 3M, and the parties anticipate filing a stipulation of dismissal, with prejudice, in that matter following administration of the settlement, which will occur concurrently with administration of the Whitaker settlement. If finalized and approved by the court, administration of the settlement agreements will take several months to complete. In September 2011, 3M reached an agreement in the form of a proposed Consent Decree with the U.S. Equal Employment Opportunity Commission (EEOC) to resolve related charges as described below. The Consent Decree was filed concurrently with a complaint in the U.S. District Court for the District of Minnesota and has been approved by the court. The Consent Decree addressed the outstanding charges of age discrimination in addition to claims on behalf of a class of certain former employees as defined in the charges and subsequently in the complaint. 3M agreed, as part of the Consent Decree, to ensure that its policies and practices further the objectives of equal employment as set forth in the federal Age Discrimination in Employment Act and to make certain enhancements in its employee communications and development programs. The EEOC agreed, as part of the Consent Decree, not to take any further action against 3M in connection with the charges and as otherwise set forth in the decree. Administration of the EEOC settlement is in process and will take several months to complete. The amount of each of the proposed settlements is not material to the Company’s consolidated results of operations or financial condition. The background of this litigation is set forth below.

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

EEOC Age-Discrimination Charges

Six former employees and one current employee, all but one of whom are named plaintiffs in the Garcia lawsuit, have also filed age discrimination charges against the Company with the EEOC and various pertinent state agencies, alleging age discrimination similar to the Whitaker and Garcia lawsuits and claiming that a class of similarly situated persons exists. Of these, three former employees filed charges in 2005 in Minnesota, Texas, and California. These filings include allegations that the release of claims signed by certain former employees in the purported class defined in the charges is invalid for various reasons and assert age discrimination claims on behalf of certain current and former salaried employees in states other than Minnesota and New Jersey. In 2006, a current employee filed an age discrimination charge against the Company with the EEOC and the pertinent state agency in Missouri, asserting claims on behalf of a class of all current and certain former salaried employees who worked in Missouri and states other than Minnesota and New Jersey. In 2007, a former employee filed an age discrimination charge against the Company with the EEOC and the pertinent state agency in California, asserting claims on behalf of a class of all current and certain former salaried employees who worked in California. In January 2009, two former employees filed age discrimination charges against the Company with the EEOC and the pertinent state agency in Minnesota. The filings include allegations that the release of claims signed by certain former employees in the purported class defined in the charges is invalid for various reasons and assert age discrimination claims on behalf of certain current and former salaried employees in states other than Minnesota. The same law firm represents the plaintiffs in the Whitaker lawsuit as well as the claimants in each of these EEOC proceedings.

Compliance Matters

On November 12, 2009, the Company contacted the Department of Justice (DOJ) and Securities and Exchange Commission (SEC) to voluntarily disclose that the Company was conducting an internal investigation as a result of reports it received about its subsidiary in Turkey, alleging bid rigging and bribery and other inappropriate conduct in connection with the supply of certain reflective and other materials and related services to Turkish government entities. The Company also contacted certain affected government agencies in Turkey. The Company retained outside counsel to conduct an assessment of its policies, practices, and controls and to evaluate its overall compliance with the Foreign Corrupt Practices Act, including an ongoing review of our practices in certain other countries and acquired entities. As part of its ongoing review, the Company has also reported to the DOJ and SEC issues arising from transactions in other countries. The Company continues to cooperate with the DOJ and SEC and government agencies in Turkey in the Company’s ongoing investigation of this matter. The Company cannot predict at this time the outcome of its investigation or what regulatory actions may be taken or what other consequences may result.

Other Matters

Commercial Litigation

In September 2010, various parties, on behalf of a purported class of shareholders of Cogent, Inc. (“Cogent”), commenced three lawsuits against the Company, Cogent, and its directors in the Delaware Court of Chancery. Plaintiffs allege that 3M, in connection with its tender offer for Cogent shares, aided and abetted the breach of fiduciary duties by Cogent directors and seek an unspecified amount of damages. The three cases were consolidated, expedited discovery was conducted, and Plaintiffs’ motion for a preliminary injunction to enjoin the acquisition was denied on October 1, 2010. On November 15, 2010, plaintiffs filed an amended complaint that added directors of Cogent, Inc. appointed by 3M, as named defendants, and asserted additional claims of breach of fiduciary duties in connection with the acquisition and a subsequent offering period. The acquisition closed on December 1, 2010. 3M moved to dismiss all claims. In response to

3M’s motion, the plaintiffs filed a second amended complaint in August 2011. 3M has moved to dismiss all claims of the second amended complaint.

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

3M filed suit against Avery Dennison Corporation in the United States District Court for the District of Minnesota in June 2010, alleging that Avery’s OmniCube™ full cube retroreflective sheeting products, which are used for highway signage, infringe a number of 3M patents. 3M also sought a declaratory judgment from the District Court in Minnesota that 3M’s Diamond Grade™ DG3 full cube retroreflective sheeting does not infringe two Avery patents. In October 2010, Avery Dennison filed a lawsuit against the Company in the United States District Court for the Central District of California, alleging that 3M monopolized or attempted to monopolize the markets for Type XI retroreflective sheeting and for broad high performance sheeting in violation of the Sherman Act, as well as other claims. Avery alleges that 3M manipulated the standards-setting process of the American Society for Testing and Materials (ASTM), a private organization responsible for creating standards for, among other things, retroreflective sheeting used for highway signage; entered into illegal and anticompetitive contracts; and engaged in other anticompetitive acts including false advertising and disparagement. 3M’s motion to transfer the antitrust case to the United States District Court for the District of Minnesota was granted in February 2011. In the patent case, 3M’s motion to preliminarily enjoin the sales of Avery’s OmniCube retroreflective sheeting was denied in December 2010. The District Court also granted Avery’s motion to dismiss 3M’s declaratory judgment suit in March 2011. 3M has appealed the dismissal of the declaratory judgment lawsuit. In the meantime, 3M’s patent infringement lawsuit against Avery and Avery’s antitrust suit against 3M are moving forward in the Minnesota Court.

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

In December 2008, the investors that sold Acolyte Biomedica, Ltd. to the Company’s subsidiary in the United Kingdom filed suit in London’s High Court seeking damages for breach of the acquisition agreement, including damages of 40 million pounds sterling for loss of potential earnout payments under the acquisition agreement. Notwithstanding significant investments and efforts by the Company to support the sales of BacLite™, a methicillin-resistant staphlococcus aureus (MRSA) screening device, the product was not a commercial success. A trial in London’s High Court began on June 13, 2011. The trial concluded July 18, 2011. Written post trial submissions were served July 27, 2011 and oral closing arguments occurred in early October 2011. The Company expects a decision in the next several months.

For commercial litigation matters described in this section for which a liability, if any, has been recorded, the Company believes the amount recorded, as well as the possible loss or range of loss in excess of the established reserve is not material to the Company’s consolidated results of operations or financial condition. For those matters for which a liability has not been recorded, the Company believes that liability is not probable and estimable and the Company is not able to estimate a possible loss or range of loss at this time.

NOTE 12. Stock-Based Compensation

The Company’s annual stock option and restricted stock unit grant is made in February to provide a strong and immediate link between the performance of individuals during the preceding year and the size of their annual stock compensation grants. The grant to eligible employees uses the closing stock price on the grant date. Stock options vest over a period from one year to three years with the expiration date at 10 years from date of grant. Accounting rules require recognition of expense under a non-substantive vesting period approach, requiring compensation expense recognition when an employee is eligible to retire. Employees are considered eligible to retire at age 55 and after having completed five years of service. This retiree-eligible population represents 28 percent of the 2011 annual grant stock-based compensation award expense dollars; therefore, higher stock-based compensation expense is recognized in the first quarter. The remaining total shares available for grant under the 2008 Long Term Incentive Plan Program are 21,936,920 as of September 30, 2011.

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

Stock-Based Compensation Expense

	Three months ended		Nine months ended
	September 30,		September 30,
(Millions)	2011	2010	2011	2010
Cost of sales	$5	$6	$25	$26
Selling, general and administrative expenses	28	45	159	174
Research, development and related expenses	5	6	26	28

Stock-based compensation expenses	$38	$57	$210	$228

Income tax benefits	$(12)	$(13)	$(68)	$(68)

Stock-based compensation expenses, net of tax	$26	$44	$142	$160

The following table summarizes stock option activity during the nine months ended September 30, 2011:

Stock Option Program

			Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic Value
	Options	Price*	Life* (months)	(millions)
Under option —
January 1	70,335,044	$74.80
Granted
Annual	5,514,500	89.46
Progressive (Reload)	234,639	94.21
Other	5,667	90.42
Exercised	(11,408,114)	68.55
Canceled	(281,801)	74.24
September 30	64,399,935	$77.24	57	$192
Options exercisable
September 30	52,765,533	$76.81	47	$152

*Weighted average

As of September 30, 2011, there was $71 million of compensation expense that has yet to be recognized related to non-vested stock option based awards. This expense is expected to be recognized over the remaining weighted-average vesting period of 1.8 years. The total intrinsic values of stock options exercised were $283 million and $214 million during the nine months ended September 30, 2011 and 2010, respectively. Cash received from options exercised was $782 million and $433 million for the nine months ended September 30, 2011 and 2010, respectively. The Company’s actual tax benefits realized for the tax deductions related to the exercise of employee stock options were $86 million and $63 million for the nine months ended September 30, 2011 and 2010, respectively. Capitalized stock-based compensation amounts were not material at September 30, 2011.

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

The following table summarizes restricted stock and restricted stock unit activity during the nine months ended September 30, 2011:

Restricted Stock and Restricted Stock Units	Number of Awards	Grant Date Fair Value*
Nonvested balance —
As of January 1	5,573,302	$70.43
Granted
Annual	889,448	89.46
Performance shares	375,146	83.34
Other	335,164	87.55
Vested	(1,277,111)	72.33
Forfeited	(106,367)	71.58
As of September 30	5,789,582	$74.74

*Weighted average

As of September 30, 2011, there was $121 million of compensation expense that has yet to be recognized related to non-vested restricted stock and restricted stock units. This expense is expected to be recognized over the remaining weighted-average vesting period of 2.0 years. The total grant date fair value of restricted stock and restricted stock units that vested during the nine months ended September 30, 2011 and 2010 was $92 million and $60 million, respectively. The Company’s actual tax benefits realized for the tax deductions related to the vesting of restricted stock and restricted stock units was $42 million and $20 million for the nine months ended September 30, 2011 and 2010, respectively.

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

The financial information presented herein reflects the impact of all of the preceding segment structure changes for all periods presented.

Business Segment Information	Three months ended		Nine months ended
	September 30,		September 30,
(Millions)	2011	2010	2011	2010

Net Sales
Industrial and Transportation	$2,580	$2,171	$7,671	$6,328
Health Care	1,246	1,092	3,770	3,316
Display and Graphics	935	1,065	2,851	2,981
Consumer and Office	1,096	1,026	3,134	2,892
Safety, Security and Protection Services	954	811	2,894	2,468
Electro and Communications	838	803	2,538	2,254
Corporate and Unallocated	1	4	9	12
Elimination of Dual Credit	(119)	(98)	(345)	(298)
Total Company	$7,531	$6,874	$22,522	$19,953

Operating Income
Industrial and Transportation	$525	$434	$1,585	$1,340
Health Care	367	325	1,100	1,015
Display and Graphics	179	282	631	802
Consumer and Office	244	235	661	665
Safety, Security and Protection Services	202	164	643	544
Electro and Communications	181	183	559	506
Corporate and Unallocated	(91)	(26)	(289)	(190)
Elimination of Dual Credit	(26)	(21)	(76)	(65)
Total Company	$1,581	$1,576	$4,814	$4,617

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM*

To the Stockholders and Board of Directors of 3M Company:

We have reviewed the accompanying consolidated balance sheet of 3M Company and its subsidiaries as of September 30, 2011, and the related consolidated statements of income for the three-month and nine-month periods ended September 30, 2011 and 2010 and the consolidated statement of cash flows for the nine-month periods ended September 30, 2011 and 2010. These interim financial statements are the responsibility of the Company’s management.

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

November 3, 2011

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

Net income attributable to 3M was $1.088 billion, or $1.52 per diluted share in the third quarter of 2011, compared to $1.106 billion, or $1.53 per diluted share, in the third quarter of 2010. The business environment remains challenging, as the economic softening that 3M experienced in the second quarter of 2011 continued into the third quarter. While sales grew across much of the portfolio, LCD TV sales remained weak and momentum also slowed in other parts of electronics following several quarters of solid growth. In addition, ongoing policy uncertainty and austerity appear to be affecting sales growth in Western Europe, which hurt results in the third quarter. 3M is seeing the impacts of these challenges earlier than most as its customers decrease production in order to lower their inventories. Conversely, 3M expects to benefit more quickly when these markets recover.

Third-quarter 2011 sales totaled $7.5 billion, an increase of 9.6 percent from the third quarter of 2010. Five of the Company’s six business segments showing growth in sales, led by Industrial and Transportation at 18.8 percent, Safety, Security and Protection Services at 17.6 percent, and Health Care at 14.0 percent. Consumer and Office grew 6.8 percent. Sales growth in these four business segments was achieved through a combination of organic volume, selling price increases and acquisitions, along with a benefit from currency translation. A slowdown in electronics-related businesses negatively impacted both the Electro and Communications and Display and Graphics business segments. Electro and Communications sales increased 4.4 percent, led by its non-electronics businesses. Display and Graphics sales declined 12.2 percent, as optical systems sales declined 28 percent, impacted by end-market weakness and lower attachment rates in LCD TVs.

Third-quarter 2011 sales increased in every major geographic region, with Latin America/Canada up 14.0 percent, Europe/Middle East/Africa up 11.2 percent, the U.S. up 9.2 percent, and Asia Pacific up 7.2 percent. Excluding optical systems, Asia Pacific sales increased 18.0 percent. Of the 9.6 percent worldwide sales growth, 2.8 points was from the combined impact of higher organic volume (1.9 points) and price growth (0.9 points), 3.7 points was from acquisitions, and another 3.1 points was from favorable currency effects. Organic volume growth of 1.9 percent was below recent trend levels, reflecting weakness across the electronics market along with generally slowing economic growth in the developed world, particularly in Western Europe. Western Europe appears to be experiencing increasing challenges given the uncertainty around fiscal and monetary policy direction, which likely impacts consumer confidence. Year-on-year organic volumes in Western Europe declined 4 percent in the third quarter of 2011, were flat in the second quarter of 2011, and increased 4 percent in the first quarter of 2011. The decline in both electronics-related businesses and Western Europe sales on a combined basis negatively impacted organic sales volume growth by nearly 4 percentage points. Normalized organic volume growth for the remainder of the Company was therefore closer to 6 percent.

3M estimates that combined direct and indirect business disruption resulting from the first-quarter 2011 Japan natural disaster, net of the benefit from sales of 3M products used in the reconstruction efforts, reduced first nine months 2011 sales growth by 0.9 percentage points, operating margins by 0.3 percentage points, and earnings by approximately 9 cents per diluted share, with nearly all of this impact in the first half of 2011. Automobile and electronic manufacturers have been most impacted; thus, 3M’s automotive OEM and electronics-related businesses were most effected. Japan represented approximately 9 percent of total 3M sales for total year 2010. As conditions improve in Japan, 3M has been working to capture additional sales for its businesses, such as products used in clean-up (construction and home improvement products), safety related products (respirator masks and personal protective equipment), energy savings/refurbishment products (window films) and products that help in the rebuilding effort (traffic safety, telecommunication/utility and commercial construction). Based on 3M’s current assessment, no material asset or investment impairments have been recorded. In addition, 3M is not aware of any significant issues related to this natural disaster concerning inventory, customer receivables, lease terminations, environmental exposures, guarantees, indemnifications, debt covenant compliance, or significant tax issues. 3M does have certain insurance coverage which could limit its exposure.

Net income attributable to 3M was $3.329 billion, or $4.61 per diluted share in the first nine months of 2011, compared to $3.157 billion, or $4.36 per diluted share, in the first nine months of 2010 (including the first quarter of 2010 special item discussed below). Sales in the first nine months of 2011 increased 12.9 percent to $22.5 billion, led by Industrial and Transportation, Safety, Security and Protection Services, Health Care, and Electro and Communications. All major geographic regions showed improvement, led by local-currency sales growth in Latin America and Asia Pacific (excluding Japan). The increase in global sales reflected improved market penetration and new product flow along with significant growth in important end-markets such as general industrial and personal safety.

The first quarter of 2010 results include a one-time, non-cash income tax charge of $84 million (11 cents per diluted share for the nine months ended September 30, 2010), resulting from the March 2010 enactment of the Patient Protection and Affordable Care Act, including modifications made in the Health Care and Education Reconciliation Act of 2010. Refer to the special items discussion at the end of this overview section for more detail.

The following table contains sales and operating income results by business segment for the three months ended September 30, 2011 and 2010.

	Three months ended September 30,
	2011		2010		% change
	Net	Operating	Net	Operating	Net	Operating
(Dollars in millions)	Sales	Income	Sales	Income	Sales	Income
Business Segments
Industrial and Transportation	$2,580	$525	$2,171	$434	18.8%	21.1%
Health Care	1,246	367	1,092	325	14.0	12.8
Display and Graphics	935	179	1,065	282	(12.2)	(36.5)
Consumer and Office	1,096	244	1,026	235	6.8	3.8
Safety, Security and Protection Services	954	202	811	164	17.6	22.9
Electro and Communications	838	181	803	183	4.4	(1.0)
Corporate and Unallocated	1	(91)	4	(26)
Elimination of Dual Credit	(119)	(26)	(98)	(21)
Total Company	$7,531	$1,581	$6,874	$1,576	9.6%	0.3%

Sales in the third quarter of 2011 increased 9.6 percent, as five of six business segments experienced solid growth, led by Industrial and Transportation at 18.8 percent, Safety, Security and Protection Services at 17.6, and Health Care at 14.0 percent. Consumer and Office sales increased 6.8 percent and Electro and Communications sales increased 4.4 percent. Display and Graphics sales, due to fewer orders for optical films, declined 12.2 percent. Local-currency sales (which includes volume, selling price and acquisition impacts, but excludes divestiture and translation impacts) increased 6.5 percent and foreign currency impacts added 3.1 percent. 3M’s business segments posted operating income margins ranging from 19.1 percent to 29.5 percent in the third quarter of 2011. Worldwide operating income margins for the third quarter of 2011 were 21.0 percent, compared to 22.9 percent for the third quarter of 2010. Refer to the sections entitled “Results of Operations” and “Performance by Business Segment” later in MD&A for a more detailed discussion of the sales and income results of the Company and its respective business segments. Refer to Note 13 for discussion of Corporate and Unallocated and Elimination of Dual Credit.

3M generated approximately $3.5 billion of operating cash flows for both the nine months ended September 30, 2011 and 2010. Refer to the section entitled “Cash Flows from Operating Activities” later in the MD&A for a discussion of items impacting cash flows. In February 2011, 3M’s Board of Directors authorized the repurchase of up to $7.0 billion of 3M’s outstanding common stock, which replaced the Company’s previous repurchase program. This authorization has no pre-established end date. In the first nine months of 2011, the Company purchased $2.207 billion of treasury stock, of which a portion was under the previous authorization, compared to $415 million of treasury stock repurchases in the nine months ended September 30, 2010. As of September 30, 2011, approximately $5.1 billion of 3M common stock remained available for repurchase under the current authorization. In February 2011, 3M’s Board of Directors authorized a dividend increase of 4.8 percent for 2011, marking the 53rd consecutive year of dividend increases for 3M. 3M’s debt to total capital ratio (total capital defined as debt plus equity) was 26 percent at September 30, 2011, compared to 25 percent at December 31, 2010. 3M has an AA- credit rating with a stable outlook from Standard & Poor’s and an Aa2 credit rating with a stable outlook from Moody’s Investors Service. In addition to cash on hand, the Company has sufficient access to capital markets to meet currently anticipated growth and acquisition investment funding needs.

Looking ahead, 3M expects slower growth will continue through year-end 2011, therefore 3M is responding to lower demand with aggressive cost management and operational discipline, particularly in developed economies. At the same time, 3M continues to see opportunities in developing economies and plans to maintain key investments in R&D, sales and manufacturing to capitalize on underlying strength in those regions. Reflecting this outlook, 3M updated its 2011 full-year performance expectations. The Company currently expects full-year 2011 organic sales volume growth of 3 to 4 percent, currency effects adding 3 to 3.5 percent (assuming September 30, 2011 exchange rates continue into the fourth quarter), and acquisitions adding 3 to 3.5 percent for the year. This expected sales growth and related incremental operating income, including a benefit from currency effects, should more than offset the items that will negatively impact earnings, as summarized below.

There are a few major items that will negatively impact earnings in 2011. First, as discussed further below, 3M expects that pension and postretirement expense will decrease 2011 earnings, when compared to 2010, by approximately 22 cents per diluted share. A banked vacation policy change made in 2009 will also negatively impact earnings in 2011 when compared to 2010. Prior to 2009, 3M allowed employees to bank a certain amount of unused vacation. Effective January 1, 2009, 3M employees were given two years to use their previously banked vacation, with the resulting reduction in 3M’s liability benefiting both 2009 and 2010 operating results. This change resulted in an estimated 8 cent per diluted share benefit in 2010 results, which will not carry-over into 2011, and thus, will negatively impact 2011 versus 2010 comparisons. In addition, as discussed further above, the combined direct and indirect business disruption resulting from the Japan natural disaster, net of the benefit from sales of 3M products used in the reconstruction efforts, negatively impacted 2011 results. Finally, 3M’s assessment of the income tax rate indicates an expected 2011 effective tax rate of approximately 28.5 percent compared to 27.7 percent for 2010.

On a worldwide basis, 3M’s pension and postretirement plans were 90 percent funded at year-end 2010. The U.S. qualified plan, which is approximately 71 percent of the worldwide pension obligation, was 97 percent funded, the non-qualified pension plan was not funded, and the international pension plans were 89 percent funded. Asset returns in 2010 for the U.S. qualified plan were 14.4% while the year-end 2010 discount rate was 5.23%, down 0.54 percentage points from the 2009 discount rate of 5.77%. For total year 2011, 3M plans to contribute in the range of $500 million to $600 million of cash to its global pension and postretirement plans. The Company does not have a required minimum pension contribution obligation for its U.S. plans in 2011. 3M expects pension and postretirement benefit expense in 2011 to increase by approximately $215 million pre-tax, or 22 cents per diluted share, when compared to 2010. In 2012, 3M’s preliminary estimate is that pension and postretirement benefit expense will increase by approximately 10 cents per diluted share, when compared to 2011. For the U.S. qualified pension plan, this estimate is based on discount rates as of September 30, 2011 and assumes that September-to-date asset return performance levels hold. This preliminary estimate could change significantly depending on changes in the planned level of contribution amounts in 2012, changes in discount rates, changes in rates of return, or other factors.

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

First quarter 2010 special items:

The first quarter of 2010 results include a one-time, non-cash income tax charge of $84 million (11 cents per diluted share for the nine months ended September 30, 2010), resulting from the March 2010 enactment of the Patient Protection and Affordable Care Act, including modifications made in the Health Care and Education Reconciliation Act of 2010 (collectively, the “Act”). The charge is due to a reduction in the value of the company’s deferred tax asset as a result of the

Act’s change to the tax treatment of Medicare Part D reimbursements. This item is discussed in more detail in Note 5 (Income Taxes).

RESULTS OF OPERATIONS

Percent change information compares the third quarter or first nine months of 2011 with the same period last year, unless otherwise indicated.

Net Sales:

	Three months ended September 30, 2011
	United States	Asia Pacific	Europe, Middle East and Africa	Latin America/ Canada	Other Unallocated	Worldwide
Net sales (millions)	$2,620	$2,334	$1,696	$880	$1	$7,531
% of worldwide sales	34.8%	31.0%	22.5%	11.7%	—	100.0%
Components of net sales change:
Volume — organic	3.3%	0.2%	(1.0)%	6.7%	—	1.9%
Price	2.0	(1.8)	1.8	3.8	—	0.9
Organic local-currency sales	5.3	(1.6)	0.8	10.5	—	2.8
Acquisitions	3.9	3.7	5.1	0.7	—	3.7
Local-currency sales	9.2	2.1	5.9	11.2	—	6.5
Translation	—	5.1	5.3	2.8	—	3.1
Total sales change	9.2%	7.2%	11.2%	14.0%	—	9.6%

Sales in the third quarter of 2011 increased 9.6 percent, with broad-based geographic area growth across all major geographic regions. Local-currency sales growth was 11.2 percent for the combined Latin America/Canada region, 9.2 percent for the United States, 5.9 percent for the Europe, Middle East and Africa region and 2.1 percent for Asia Pacific. The lower growth in Asia Pacific was partially attributable to organic volume and selling price declines in 3M’s optical systems business. 3M’s non-optical Asia Pacific sales increased 11.3 percent in local currency. Acquisitions added 3.7 percent to worldwide growth and currency impacts benefited third-quarter 2011 worldwide sales growth by 3.1 percent. Worldwide selling prices rose 0.9 percent in the third quarter, even though selling prices were negatively impacted by 3M’s optical systems business, where price-down is a necessary part of the business. Selling prices in 3M’s non optical systems businesses increased approximately 1.7 percent.

	Nine months ended September 30, 2011
	United States	Asia Pacific	Europe, Middle East and Africa	Latin America/ Canada	Other Unallocated	Worldwide
Net sales (millions)	$7,606	$6,992	$5,363	$2,565	$(4)	$22,522
% of worldwide sales	33.8%	31.0%	23.8%	11.4%	—	100.0%
Components of net sales change:
Volume — organic	4.1%	5.5%	2.8%	7.2%	—	4.6%
Price	1.5	(1.7)	1.2	3.1	—	0.6
Organic local-currency sales	5.6	3.8	4.0	10.3	—	5.2
Acquisitions	3.8	3.5	4.7	1.3	—	3.6
Local-currency sales	9.4	7.3	8.7	11.6	—	8.8
Translation	—	5.5	7.4	6.2	—	4.1
Total sales change	9.4%	12.8%	16.1%	17.8%	—	12.9%

Sales in the first nine months of 2011 increased 12.9 percent, with broad-based geographic area growth across all major geographic regions. Local-currency sales growth was 11.6 percent for the combined Latin America/Canada region, 9.4 percent for the United States, 8.7 percent for the Europe, Middle East and Africa region, and 7.3 percent for Asia Pacific. The lower growth in Asia Pacific was partially attributable to organic volume and selling price declines in 3M’s optical systems business. 3M’s non-optical Asia Pacific sales increased 14.6 percent in local currency. Acquisitions added 3.6 percent to worldwide growth and currency impacts benefited first nine months 2011 worldwide sales growth by 4.1 percent. Worldwide selling prices rose 0.6 percent in the first nine months, even though selling prices were negatively impacted by 3M’s optical systems business, where price-down is a necessary part of business. Selling prices in 3M’s non optical systems businesses increased by approximately 1.3 percent.

Operating Expenses:

	Three months ended			Nine months ended
	September 30,			September 30,
(Percent of net sales)	2011	2010	Change	2011	2010	Change
Cost of sales	53.4%	52.1%	1.3%	52.7%	51.5%	1.2%
Selling, general and administrative expenses	20.4	19.8	0.6	20.6	20.2	0.4
Research, development and related expenses	5.2	5.2	—	5.3	5.2	0.1
Operating income	21.0%	22.9%	(1.9)%	21.4%	23.1%	(1.7)%

As discussed in the overview section, 3M expects pension and postretirement expense (excluding any possible settlement, curtailment or other special termination benefits in 2011) to increase approximately $215 million for total year 2011 when compared to 2010. The year-on-year increase for the third-quarter and first nine months of 2011 was $44 million and $157 million, respectively. This increase negatively impacted cost of sales; selling, general and administrative expenses (SG&A); and research, development and related expenses (R&D).

Cost of sales includes manufacturing, engineering and freight costs. Cost of sales as a percent of net sales was 53.4 percent in the third quarter of 2011, an increase of 1.3 percentage points from the same quarter last year. This increase was partially attributable to the negative pension and postretirement impact discussed above (of which a portion impacts cost of sales) and slower organic volume growth, driven by declines in sales in electronics and Western Europe. As the third quarter progressed, sales did not develop as expected, particularly in September. 3M took actions to adjust its factory loading levels in some businesses, but the effects were not fully realized in the third quarter, resulting in some under-absorbed overhead, which negatively impacted third quarter results. 3M is mitigating these factors through ongoing savings in its factories, including faster line speeds, waste reduction, yield improvements, energy savings and other ongoing productivity savings, driven by 3M’s lean six sigma teams around the world. Selling price increases offset raw material inflation in the third quarter, as 3M continued to raise its selling prices, a necessity in light of higher raw material costs.

Cost of sales in the first nine months of 2011 was 52.7 percent, an increase of 1.2 percentage points from the same period last year. Like the third quarter, first nine months cost of sales as a percent of net sales was also negatively impacted by higher pension and postretirement costs. In addition, the impact of the natural disaster in Japan negatively impacted results. Selling price increases only partially offset raw material inflation in the first nine months of 2011, but for total year 2011 3M expects selling price increase to offset raw material inflation, except for the optical systems business. The preceding negative impacts were partially offset by the benefit from organic sales volume growth of 4.6 percent.

SG&A in dollars increased in both the third quarter and first nine months of 2011 by 13 percent and 15 percent, respectively, due to several factors. Third-quarter SG&A included increases from businesses acquired in the last twelve months (6 percentage points), primarily related to SG&A spending for the Winterthur Technologie AG, Arizant Inc., Cogent Inc. and Attenti Holdings S.A. acquisitions, which were not in 3M’s third-quarter or first nine-months 2010 base spending. In addition, SG&A was impacted by foreign exchange effects (4 percentage points), as the weak U.S. dollar resulted in higher translated costs from 3M’s international subsidiaries. To a lesser extent, higher year-on-year pension and postretirement expense and continued investments to support future growth in areas such as sales representatives, advertising and promotion also increased SG&A in the third-quarter. Factors that increased first nine-months 2011 SG&A included increases related to businesses acquired in the last 12 months, foreign exchange effects, higher year-on-year pension and postretirement expense, and continued investments. SG&A as a percent of net sales increased 0.6 percentage points in the third quarter of 2011 and 0.4 percentage points in the first nine months of 2011 when compared to the same periods last year.

R&D expense in dollars increased in the third quarter and first nine months by 10 percent and 14 percent, respectively. R&D expense was impacted by R&D increases from businesses acquired in the last 12 months, foreign exchange effects, and higher pension and postretirement expense, in addition to 3M’s continued investment in new products. R&D as a percent of sales remained unchanged in the third quarter and increased slightly to 5.3 percent of net sales for the first nine months of 2011 compared to 5.2 percent of net sales for the first nine months of 2010.

Operating Income:

3M uses operating income as one of its primary business segment performance measurement tools.

Operating income margins were 21.0 percent in the third quarter of 2011 compared to 22.9 in the third quarter of 2010, a decrease of 1.9 points. Items which negatively impacted operating income related to increased pension and postretirement expense and slower organic volume growth. Operating income in dollars increased slightly to $1.581 billion, held back by these and other factors.

Operating income margins were 21.4 percent in the first nine months of 2011 compared to 23.1 percent of sales in the first nine months of 2010. From an operating income margin perspective, the benefits from organic sales volume leverage were more than offset by increased pension and postretirement expense, the net impact of selling price changes and raw material effects, and the impact of the natural disaster in Japan. Despite these factors, operating income dollars increased 4 percent to $4.8 billion.

Interest Expense and Income:

	Three months ended		Nine months ended
	September 30,		September 30,
(Millions)	2011	2010	2011	2010
Interest expense	$48	$51	$141	$151
Interest income	(10)	(11)	(29)	(27)
Total	$38	$40	$112	$124

Interest expense was lower in the third quarter and first nine months of 2011 compared to the same period last year, primarily due to lower average U.S. long-term debt balances. Interest income was relatively flat year-on-year for both the third quarter and first nine months of 2011 compared to the same periods last year.

Provision for Income Taxes:

	Three months ended		Nine months ended
	September 30,		September 30,
(Percent of pre-tax income)	2011	2010	2011	2010
Effective tax rate	28.6%	26.8%	28.1%	28.3%

The effective tax rate for the third quarter of 2011 was 28.6 percent, compared to 26.8 percent in the third quarter of 2010, an increase of 1.8 percent. The effective tax rate for the first nine months of 2011 was 28.1 percent, compared to 28.3 percent in the first nine months of 2010, a decrease of 0.2 percent. The first nine months of 2010 includes a one-time income tax charge of $84 million as a result of the March 2010 enactment of the Patient Protection and Affordable Care Act, including modifications made in the Health Care and Education Reconciliation Act of 2010, which increased the first nine months 2010 effective tax rate by approximately 1.8 percent. Other factors on a combined net basis increased the effective tax rate for the third quarter and first nine months of 2011 when compared to the same periods last year, with the most significant item related to international taxes. This was due primarily to the one-time 2010 tax benefits resulting from the corporate alignment transactions that allowed the Company to increase its ownership of a foreign subsidiary. In addition to the transaction noted above, a corporate reorganization of a wholly owned subsidiary provided a one-time benefit to international taxes in the second quarter of 2011. The Company’s effective tax rate also benefited during the third quarter and first nine months of 2011 from the reinstatement of the research and development credit and adjustments to its income tax reserves. Refer to Note 5 for further discussion of income taxes.

The company currently expects that its effective tax rate for total year 2011 will be approximately 28.5 percent. The rate will change from quarter to quarter due to discrete items, such as the settlement of income tax audits and changes in tax laws, as well as recurring factors, such as the geographic mix of income before taxes.

Net Income Attributable to Noncontrolling Interest:

	Three months ended		Nine months ended
	September 30,		September 30,
(Millions)	2011	2010	2011	2010
Net income attributable to noncontrolling interest	$15	$19	$54	$63

Net income attributable to noncontrolling interest represents the elimination of the income or loss attributable to non-3M ownership interests in 3M consolidated entities. The changes in noncontrolling interest amounts are primarily related to Sumitomo 3M Limited (Japan), which is 3M’s most significant consolidated entity with non-3M ownership interests. As of September 30, 2011, 3M’s effective ownership in Sumitomo 3M Limited is 75 percent.

Currency Effects:

3M estimates that year-on-year currency effects, including hedging impacts, increased net income attributable to 3M by approximately $51 million for the three months ended September 30, 2011 and increased net income attributable to 3M by approximately $131 million for the nine months ended September 30, 2011. This estimate includes the effect of translating profits from local currencies into U.S. dollars and the impact of currency fluctuations on the transfer of goods between 3M operations in the United States and abroad. This estimate also includes year-on-year currency effects from transaction gains and losses, including derivative instruments designed to reduce foreign currency exchange rate risks, which 3M estimates increased net income attributable to 3M by approximately $18 million for the three months ended September 30, 2011 and decreased net income attributable to 3M by approximately $8 million for the nine months ended September 30, 2011.

Significant Accounting Policies:

Information regarding new accounting standards is included in Note 1 to the Consolidated Financial Statements.

PERFORMANCE BY BUSINESS SEGMENT

As discussed in Note 13 to the Consolidated Financial Statements, effective in the first quarter of 2011, 3M made certain product moves between its six operating business segments. Segment information for all periods presented has been reclassified to reflect the new segment structure.

In addition to these six operating business segments, 3M assigns certain costs to “Corporate and Unallocated”, which is presented separately in the preceding business segments table and in Note 13. Corporate and unallocated includes a variety of miscellaneous items, such as corporate investment gains and losses, certain derivative gains and losses, insurance-related gains and losses, certain litigation and environmental expenses, corporate restructuring charges and certain under- or over-absorbed costs (e.g. pension, stock-based compensation) that the Company may choose not to allocate directly to its business segments. Because this category includes a variety of miscellaneous items, it is subject to fluctuation on a quarterly and annual basis. The primary item driving higher expenses in both the third quarter and first nine months of 2011 when compared to the same periods last year relates to pension and postretirement expense, as a portion of the 2011 increase in these expenses was not allocated directly to the six operating business segments.

Information related to 3M’s business segments for the third quarter and first nine months of both 2011 and 2010 is presented in the tables that follow. Organic local-currency sales include both organic volume impacts plus selling price impacts. Acquisition impacts, a component of local currency sales growth, are measured separately for the first twelve months of the acquisition. The divestiture impact, if any, translation impact and total sales change are also provided for each business segment. Any references to Europe relate to Europe, Middle East and Africa on a combined basis.

Industrial and Transportation Business:

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Sales (millions)	$2,580	$2,171	$7,671	$6,328
Sales change analysis:
Organic local currency.	8.3%	13.9%	10.6%	19.6%
Acquisitions	6.8	0.3	5.9	0.1
Local currency	15.1	14.2	16.5	19.7
Translation	3.7	—	4.7	1.8
Total sales change	18.8%	14.2%	21.2%	21.5%

Operating income (millions)	$525	$434	$1,585	$1,340
Percent change	21.1%	13.8%	18.3%	60.8%
Percent of sales	20.4%	20.0%	20.7%	21.2%

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

Third quarter of 2011:

Sales in Industrial and Transportation increased 18.8 percent to $2.6 billion. In local-currency terms, sales increased 15.1 percent, which included 6.8 percent from acquisitions, primarily Winterthur Technologie AG (Winterthur) and Alpha Beta Enterprise Co. Ltd. (Alpha Beta), which are discussed further below. Foreign currency impacts added 3.7 percent to third quarter sales growth. Sales growth was broad-based, as every business in this segment posted local-currency sales increases. Local-currency sales growth was led by abrasives, renewable energy, aerospace and aircraft maintenance, and industrial adhesives and tapes. Geographically, sales grew in all major regions, with increases of 28 percent in Asia Pacific, 22 percent in Europe, 15 percent in Latin America/Canada, and 10 percent in the U.S.

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

Operating income was $525 million in the third quarter, 21.1 percent higher than the third quarter of last year. Strong revenue growth drove operating income growth.

First nine months of 2011:

Sales in Industrial and Transportation increased 21.2 percent to $7.7 billion. In local-currency terms, sales increased 16.5 percent, with 10.6 percent of this increase driven by organic local-currency growth. Acquisitions increased sales by 5.9 percent, primarily driven by Winterthur and Alpha Beta (discussed above). Foreign currency impacts added 4.7 percent to first nine months sales growth. Geographically, local-currency sales growth increased in all major regions, led by Asia Pacific and Europe. Like the third quarter, local-currency sales growth was broad-based across the portfolio, led by renewable energy, abrasives systems, aerospace and aircraft maintenance, and industrial adhesives and tapes.

Operating income was $1.6 billion in the first nine months of 2011, 18.3 percent higher than the same period last year. 3M achieved operating income margins of 20.7 percent, even with continued investments to support growth.

Health Care Business:

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Sales (millions)	$1,246	$1,092	$3,770	$3,316
Sales change analysis:
Organic local currency.	5.6%	1.7%	4.3%	4.9%
Acquisitions	5.3	0.1	5.2	—
Local currency	10.9	1.8	9.5	4.9
Divestitures	—	(0.3)	—	(0.2)
Translation	3.1	(0.4)	4.2	1.0
Total sales change	14.0%	1.1%	13.7%	5.7%

Operating income (millions)	$367	$325	$1,100	$1,015
Percent change	12.8%	(3.7)%	8.4%	4.4%
Percent of sales	29.5%	29.8%	29.2%	30.6%

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

Third quarter of 2011:

Health Care sales increased 14.0 percent to $1.2 billion. Local-currency sales increased 10.9 percent, including a benefit of 5.3 percent from acquisitions, primarily related to the Arizant Inc. acquisition in the fourth quarter of 2010. Arizant Inc. is a leading manufacturer of patient warming solutions designed to prevent hypothermia in surgical settings. Currency impacts increased sales by 3.1 percent. On a geographic basis, all regions posted positive sales growth, with Asia Pacific up 20 percent, Latin America/Canada up 16 percent, Europe up 13 percent, and the U.S. up 12 percent. Local currency sales were led by growth in infection prevention, health information systems, skin and wound care, oral care and food safety. Business conditions remained challenging in drug delivery systems, with sales declining year-on-year.

Operating income increased 12.8 percent to $367 million. Operating income margins were 29.5 percent in the third quarter of 2011 compared to 29.8 percent in the third quarter of 2010.

First nine months of 2011:

Health Care sales increased 13.7 percent to $3.8 billion. Local-currency sales increased 9.5 percent, including 5.2 percent from acquisitions. Acquisition growth primarily related to the Arizant Inc. acquisition (discussed above). Currency impacts increased sales by 4.2 percent. On a geographic basis, all regions posted positive sales growth, with Asia Pacific up 21 percent, Latin America/Canada up 18 percent, Europe up 13 percent, and the U.S. up 11 percent. Local currency sales were led by infection prevention, food safety, health information systems, skin and wound care, and oral care. As in the third quarter, business conditions remained challenging in drug delivery systems, with sales declining year-on-year.

Operating income increased 8.4 percent to $1.1 billion. Operating income margins were 29.2 percent, compared to 30.6 percent in the first nine months of 2010, with this decrease partially due to continued investments and the decline in drug delivery system sales. 3M has been investing in emerging markets over the past couple of years to accelerate penetration in 3M’s health care platforms. 3M’s long-term expectation is that operating income margins will be in the high 20’s for this business segment, as 3M continues to invest to grow this business.

Display and Graphics Business:

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Sales (millions)	$935	$1,065	$2,851	$2,981
Sales change analysis:
Organic local currency.	(14.2)%	18.4%	(7.0)%	27.5%
Acquisitions	0.1	—	0.1	—
Local currency	(14.1)	18.4	(6.9)	27.5
Translation	1.9	0.4	2.5	1.3
Total sales change	(12.2)%	18.8%	(4.4)%	28.8%

Operating income (millions)	$179	$282	$631	$802
Percent change	(36.5)%	36.7%	(21.4)%	78.7%
Percent of sales	19.1%	26.4%	22.1%	26.9%

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

Third quarter of 2011:

Sales in Display and Graphics were $935 million in the third quarter, a decline of 12.2 percent in U.S. dollars. Sales in local currency declined 14.1 percent, which was largely organic. Foreign currency impacts increased sales by 1.9 percent. Optical systems sales declined 28 percent, driven by end-market weakness and lower attachment rates in LCD TVs. Retail TV demand continues to be soft, therefore OEMs are lowering brightness specifications in order to reduce cost and selling prices. In addition, OEMs are slowing production to lower inventories. On the positive side, 3M continues to see strong attachment rates on battery-powered devices such as tablet PCs, smart phones and notebooks, where the value proposition for 3M films is very strong. Local-currency sales in non-optical businesses declined 0.8 percent. Local-currency sales in traffic safety systems declined, as highway construction spending remains soft in both the U.S. and Western Europe. Local-currency sales increased in 3M’s commercial graphics and architectural markets businesses. The architectural markets business brings new solutions and technologies for surface and glass finishes and lighting into the architectural and design market. Sales increased 10 percent in Latin America/Canada and were flat in the U.S. Sales declined 4 percent in Europe and declined 20 percent in Asia Pacific, where the decrease in optical systems sales was a major factor.

Operating income in the third quarter of 2011 totaled $179 million, or 19.1 percent of sales, compared to 26.4 percent in the third quarter of 2010, with the difference largely attributable to the decline in optical systems sales.

First nine months of 2011:

Sales in Display and Graphics were $2.9 billion in the first nine months, a decline of 4.4 percent in U.S. dollars. Sales in local currency declined 6.9 percent, which was largely organic. Foreign currency impacts increased sales by 2.5 percent. Optical Systems sales decreased 17 percent due to lower year-on-year LCD TV-related sales in the second and third quarter of 2011. Sales grew in commercial graphics and architectural markets. Traffic safety systems also posted sales growth, albeit all currency related. Sales increased in all geographic regions, except Asia Pacific, where the decline in optical systems sales was a major factor.

Operating income in the first nine months of 2011 totaled $631 million, or 22.1 percent of sales. 3M achieved strong operating income margins in this business segment, despite the slowdown in optical systems.

Consumer and Office Business:

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Sales (millions)	$1,096	$1,026	$3,134	$2,892
Sales change analysis:
Organic local currency.	4.5%	9.0%	4.4%	7.4%
Acquisitions	0.1	2.1	0.8	3.1
Local currency	4.6	11.1	5.2	10.5
Translation	2.2	0.1	3.2	1.4
Total sales change	6.8%	11.2%	8.4%	11.9%

Operating income (millions)	$244	$235	$661	$665
Percent change	3.8%	3.9%	(0.6)%	13.0%
Percent of sales	22.3%	22.9%	21.1%	23.0%

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

Third quarter of 2011:

Sales in Consumer and Office increased 6.8 percent in the third quarter to $1.1 billion, led by construction and home improvement, home care, and consumer health care. Seasonal sales and new products helped drive growth, as back to school results provided improved sales of 3M’s Command™ brand hooks and mounting solutions. 3M also expanded its family of Filtrete™ products, with a new carbon-based home furnace filter that eliminates odors and allergens. 3M also continued to grow sales in the home care market, leveraging its Scotch-Brite® brand. Local-currency sales increased 4.6 percent, which was largely organic. Foreign currency impacts contributed 2.2 percent to sales growth. On a geographic basis, sales increased in all regions, with sales growth in Asia Pacific up 18 percent, Latin America/Canada up 11 percent, Europe up 5 percent, and the U.S. up 4 percent.

Consumer and Office operating income increased 3.8 percent to $244 million. Consumer and Office generated operating income margins of 22.3 percent, compared to 22.9 percent in the same period last year.

First nine months of 2011:

Sales in Consumer and Office increased 8.4 percent in the first nine months to $3.1 billion, with all businesses posting positive sales growth. Local-currency sales increased 5.2 percent, which included 4.4 percent from organic growth and 0.8 percent from acquisitions. Acquisition growth was largely due to the April 2010 acquisition of the A-One branded label business and related operations. A-One is the largest branded label business in Asia and the second largest worldwide.  3M also acquired Hybrivet Systems Inc. in the first quarter of 2011, a provider of instant-read products to detect lead and other contaminants and toxins. Foreign currency impacts contributed 3.2 percent to sales growth. On a geographic basis, sales increased in all regions, with sales growth in Asia Pacific up 23 percent, Latin America/Canada up 15 percent, Europe up 9 percent, and the U.S. up 3 percent.

Consumer and Office operating income decreased 0.6 percent to $661 million, reflecting continued ongoing investments in developing economies in brand development and marketing and sales coverage. Even with these investments, Consumer and Office generated operating income margins of 21.1 percent.

3M announced in July 2011 that it entered into an agreement to acquire the do-it-yourself and professional business of GPI Group, headquartered in France. GPI is a manufacturer and marketer of home improvement products such as tapes, hooks, insulation and floor protection products and accessories. The addition of GPI’s products will expand 3M’s product portfolio in core and complementary categories in the construction and home improvement markets. This transaction closed in October 2011.

Safety, Security and Protection Services Business:

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Sales (millions)	$954	$811	$2,894	$2,468
Sales change analysis:
Organic local currency.	8.4%	(2.3)%	6.3%	7.0%
Acquisitions	5.7	0.4	6.3	0.1
Local currency	14.1	(1.9)	12.6	7.1
Translation	3.5	(0.9)	4.7	1.1
Total sales change	17.6%	(2.8)%	17.3%	8.2%

Operating income (millions)	$202	$164	$643	$544
Percent change	22.9%	(28.0)%	18.2%	1.7%
Percent of sales	21.1%	20.2%	22.2%	22.0%

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

Third quarter of 2011:

Safety, Security and Protection Services sales increased 17.6 percent in the third quarter of 2011. Local-currency sales growth was 14.1 percent, which included 5.7 percent growth from acquisitions. The acquisition benefit primarily related to two fourth-quarter 2010 acquisitions, namely Attenti Holdings S.A. and Cogent Inc. Attenti Holdings S.A. is a supplier of remote people-monitoring technologies used for offender-monitoring applications and to assist eldercare facilities in monitoring and enhancing the safety of patients. Cogent Inc. is a provider of finger, palm, face and iris biometric systems for governments, law enforcement agencies, and commercial enterprises. Foreign currency effects added 3.5 percent to third-quarter sales. All geographic regions posted sales growth, with the U.S. up 28 percent, Asia Pacific up 25 percent, Latin America/Canada up 21 percent and Europe up 1 percent.

Local-currency sales increased in all businesses, led by personal protection products, with good gains in both respiratory and hearing protection, two sizable platforms within this business. 3M also saw a surge in sales of roofing granules, driven by last summer’s heavy tornado season. That demand has worked its way through the channel and 3M anticipates some slowing in this business in the fourth quarter. 3M also saw growth in track and trace, security systems, and corrosion protection, which all had local-currency sales increases of more than 10 percent.

Operating income for the third quarter of 2011 rose 22.9 percent to $202 million, with a 21.1 percent operating income margin.

First nine months of 2011:

Safety, Security and Protection Services sales increased 17.3 percent in the first nine months of 2011. H1N1-related comparisons reduced first nine months 2011 sales growth by 3.4 percent, as 3M generated sales related to the H1N1 virus in the first three quarters of 2010. Even with this difficult comparison, local-currency sales growth was 12.6 percent, which included 6.3 percent growth from acquisitions. The acquisition benefit primarily related to Attenti Holdings S.A. and Cogent Inc. (which are discussed above). Foreign currency effects added 4.7 percent to first nine months sales. All geographic regions posted positive sales growth, with Asia Pacific up 24 percent, Latin America/Canada up 21 percent, the U.S. up 17 percent, and Europe up 11 percent.

Local-currency sales increased in all businesses, led by personal protection products, track and trace, security systems, building and commercial services, and corrosion protection. Sales growth in personal protection products, or more specifically, respiratory products, was hampered by H1N1-related comparisons, but at the same time, 3M did see some modest additional sales of personal protective equipment related to the cleanup efforts in Japan.

Operating income for the first nine months of 2011 rose 18.2 percent to $643 million. 3M achieved a 22.2 percent operating income margin, despite H1N1-related comparisons that negatively impacted results.

Electro and Communications Business:

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Sales (millions)	$838	$803	$2,538	$2,254
Sales change analysis:
Organic local currency.	0.9%	22.4%	8.2%	28.8%
Acquisitions	0.1	—	0.1	—
Local currency	1.0	22.4	8.3	28.8
Divestitures	—	(0.2)	—	(0.6)
Translation	3.4	1.3	4.3	2.3
Total sales change	4.4%	23.5%	12.6%	30.5%

Operating income (millions)	$181	$183	$559	$506
Percent change	(1.0)%	46.1%	10.6%	125.8%
Percent of sales	21.6%	22.8%	22.0%	22.4%

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

Third quarter of 2011:

Electro and Communications sales totaled $838 million in the third quarter, an increase of 4.4 percent in U.S. dollars and 1.0 percent in local currency. Foreign currency impacts added 3.4 percent to third-quarter sales growth. Sales expanded in all geographic regions, led by approximately 7 percent growth in both Europe and the U.S., 3 percent in Asia Pacific, and 2 percent in Latin America/Canada. Sales growth was led by 3M’s electrical markets business, which supplies connectors and related solutions to the power utility, MRO (maintenance, repair and overhaul) and OEM markets. 3M also saw growth in the communications markets business. Sales to electronics-related businesses, which relate to 3M’s electronics markets materials and electronic solutions businesses, were up slightly on a combined basis, negatively impacted by decelerating market demand. This slowdown is expected to persist for the next few quarters.

Operating income decreased 1.0 percent to $181 million in the third quarter of 2011. Operating income margins were 21.6 percent, compared to 22.8 percent in the third quarter of 2010, impacted by weak electronics-related businesses demand.

First nine months of 2011:

Electro and Communications sales were $2.5 billion in the first nine months of 2011, an increase of 12.6 percent in U.S. dollars and 8.3 percent in local currency. Foreign currency impacts added 4.3 percent to first nine months sales growth. Sales expanded in all geographic regions, led by approximately 16 percent growth in Europe, 14 percent growth in Asia Pacific, 13 percent growth in Latin America/Canada, and 7 percent growth in the U.S. Sales growth was led by 3M’s electronics markets materials business and the electrical markets business. The telecom business also posted solid sales growth.

Operating income increased 10.6 percent to $559 million in the first nine months of 2011, driven by higher year-on-year sales growth. Operating income margins were 22.0 percent, slightly lower than the first nine months of 2010.

FINANCIAL CONDITION AND LIQUIDITY

As indicated in the following table, 3M’s net debt at September 30, 2011 totaled $854 million, compared to $434 million at December 31, 2010. At September 30, 2011, 3M had $5.3 billion of cash, cash equivalents, and marketable securities and $6.2 billion of debt. Debt included $5.0 billion of long-term debt and $1.2 billion related to the current portion of long-term debt and other borrowings. The current portion of long-term debt includes $800 million (principal amount) of medium-term notes due in November 2011. The strength of 3M’s capital structure and consistency of its cash flows provide 3M reliable access to capital markets. Additionally, the Company’s debt maturity profile is staggered to ensure refinancing needs in any given year are reasonable in proportion to the total portfolio.

The Company generates significant ongoing cash flow, which has been used, in part, to fund share repurchase activities, pay dividends on 3M common stock, and for acquisitions. As discussed in Note 2, in the first nine months of 2011, the Company acquired Winterthur Technologie AG and other businesses for an aggregate $531 million in cash. This is in addition to several significant fourth-quarter 2010 acquisitions, when the Company purchased Arizant Inc., Attenti Holdings S.A. and Cogent Inc. 3M was able to complete these acquisitions without incurring significant additional debt, while maintaining a strong cash, cash equivalents and marketable securities position.

	Sept. 30,	Dec. 31,
(Millions)	2011	2010

Total Debt	$6,159	$5,452
Less: Cash and cash equivalents and marketable securities	5,305	5,018
Net Debt	$854	$434

The Company defines net debt as total debt less cash, cash equivalents and marketable securities. 3M considers net debt to be an important measure of liquidity and its ability to meet ongoing obligations. This measure is not defined under U.S. generally accepted accounting principles and may not be computed the same as similarly titled measures used by other companies.

Operating cash flow of $3.546 billion in the first nine months of 2011 was utilized for items such as net treasury stock repurchases ($1.342 billion), dividends paid to shareholders ($1.171 billion), capital spending ($862 million), and acquisitions ($531 million). The Company has sufficient liquidity to meet currently anticipated growth plans, including capital expenditures, working capital investments and acquisitions. The Company does not utilize derivative instruments linked to the Company’s stock.

The Company’s financial condition and liquidity are strong. Various assets and liabilities, including cash and short-term debt, can fluctuate significantly from month to month depending on short-term liquidity needs. Working capital (defined as current assets minus current liabilities) totaled $7.504 billion at September 30, 2011, compared with $6.126 billion at December 31, 2010. Working capital increases were primarily attributable to increases in accounts receivable and inventory (discussed later in this section), in addition to increases in current marketable securities.

Primary short-term liquidity needs are met through U.S. commercial paper and euro commercial paper issuances. The Company maintains a commercial paper program that allows 3M to have a maximum of $3 billion outstanding with a maximum maturity of 397 days from date of issuance. As of September 30, 2011 and December 31, 2010, 3M had no outstanding commercial paper. The Company believes it is unlikely that its access to the commercial paper market will be restricted.

In August 2011, 3M entered into a $1.5 billion, five-year multi-currency revolving credit agreement, which replaced the existing agreement that was due to expire in April 2012. This credit agreement includes a provision under which 3M may request an increase of up to $500 million, bringing the total facility up to $2 billion (at the lenders’ discretion). This facility was undrawn at September 30, 2011. Also in August 2011, 3M entered into a $200 million, one-year letter of credit agreement with HSBC Bank USA. This agreement replaced the sublimit for letters of credit that was previously encompassed in the $1.5 billion five-year facility. As of September 30, 2011, 3M letters of credit issued under this $200 million facility totaled $121 million. An additional $102 million in U.S. letters of credit was outstanding with other banking partners. These letters of credit are utilized in connection with normal business activities. Under both the $1.5 billion and $200 million credit agreements, the Company is required to maintain its EBITDA to Interest Ratio as of the end of each fiscal quarter at not less than 3.0 to 1. This is calculated (as defined in the agreement) as the ratio of consolidated total EBITDA for the four consecutive quarters then ended to total interest expense on all funded debt for the same period. At September 30, 2011, this ratio was approximately 38 to 1. Debt covenants do not restrict the payment of dividends.

The Company has a “well-known seasoned issuer” shelf registration statement, effective August 5, 2011, which registers an indeterminate amount of debt or equity securities for future sales. The Company intends to use the proceeds from future securities sales off this shelf for general corporate purposes. This replaced 3M’s previous shelf registration dated February 17, 2009. In September 2011, in connection with the August 5, 2011 “well-known seasoned issuer” registration statement, 3M established a $3 billion medium-term notes program (Series F), from which 3M issued a five-year $1 billion fixed rate note with a coupon rate of 1.375%. Proceeds will be used for general corporate purposes, including repayment of $800 million (principal amount) of medium-term notes due in November 2011.

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

The Company has an AA- credit rating, with a stable outlook, from Standard & Poor’s and an Aa2 credit rating, with a stable outlook, from Moody’s Investors Service. 3M’s strong balance sheet and liquidity provide the Company with significant flexibility to take advantage of numerous opportunities going forward. The Company will continue to invest in its operations to drive growth, including continual review of acquisition opportunities. 3M has a long history of dividend increases. In February 2011, the Board of Directors increased the quarterly dividend on 3M common stock by 4.8 percent to 55 cents per share, equivalent to an annual dividend of $2.20 per share. In February 2011, 3M’s Board of Directors authorized the repurchase of up to $7.0 billion of 3M’s outstanding common stock, which replaced the Company’s previous repurchase program. This authorization has no pre-established end date. At September 30, 2011, the Company has $5.1 billion remaining under the current authorization.

For the nine months ended September 30, 2011, contributions totaling $310 million were made to the Company’s U.S. and international pension plans (including $233 million in the third quarter of 2011) and $63 million to its postretirement plans. For total year 2011, the Company plans to contribute in the range of $500 million to $600 million to its U.S. and international pension and postretirement plans. The Company does not have a required minimum pension contribution obligation for its U.S. plans in 2011. Therefore, the amount of the anticipated discretionary contribution could vary significantly depending on the U.S. qualified plans’ funded status as of the 2011 measurement date and the anticipated tax deductibility of the contribution. Future contributions will also depend on market conditions, interest rates and other factors. 3M believes its strong cash flow and balance sheet will allow it to fund future pension needs without compromising growth opportunities.

The Company uses various working capital measures that place emphasis and focus on certain working capital assets and liabilities. These measures are not defined under U.S. generally accepted accounting principles and may not be computed the same as similarly titled measures used by other companies. One of the primary working capital measures 3M uses is a combined index, which includes accounts receivable, inventory and accounts payable. This combined index (defined as current quarterly net sales multiplied by four, divided by the sum of ending net accounts receivable plus inventory less accounts payable) was 4.9 at September 30, 2011, down from 5.3 at December 31, 2010 and 5.1 at September 30, 2010. Receivables increased $644 million, or 18 percent, compared with December 31, 2010, with higher September 2011 sales compared to December 2010 sales contributing to this increase. In addition, acquisitions increased accounts receivable by $83 million. Inventories increased $449 million, or 14 percent, compared with December 31, 2010, with acquisitions accounting for $103 million of this increase. While inventory was impacted by slower than expected sales in the third quarter of 2011, particularly in September 2011, inventory turns for the period ended September 30, 2011 were consistent with both December 31, 2010 and September 30, 2010 turns. Accounts payable increased $27 million compared with December 31, 2010, with acquisitions accounting for $49 million of this increase and the balance primarily related to the net effects of currency translation and changes in business activity.

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

Effective with 3M’s second-quarter 2011 Form 10-Q, the Company revised the amounts previously presented for cash used in investing activities and cash used in financing activities during the three months ended March 31, 2011 and 2010 by $33 million and $63 million, respectively, related to purchases of additional shares (noncontrolling interest) of non-wholly owned consolidated subsidiaries. These immaterial revisions increased cash used in financing activities and decreased cash used in investing activities by the amounts indicated above for the respective periods.

Cash Flows from Operating Activities:

	Nine months ended
	September 30,
(Millions)	2011	2010

Net income including noncontrolling interest	$3,383	$3,220
Depreciation and amortization	919	837
Company pension contributions	(310)	(392)
Company postretirement contributions	(63)	(39)
Company pension expense	321	204
Company postretirement expense	79	39
Stock-based compensation expense	210	228
Income taxes (deferred and accrued income taxes)	175	180
Excess tax benefits from stock-based compensation	(52)	(43)
Accounts receivable	(557)	(529)
Inventories	(364)	(521)
Accounts payable	(30)	173
Product and other insurance receivables and claims	(45)	44
Other — net	(120)	142
Net cash provided by operating activities	$3,546	$3,543

Cash flows from operating activities can fluctuate significantly from period to period, as pension funding decisions, tax timing differences and other items can significantly impact cash flows.

In the first nine months of 2011, cash flows provided by operating activities increased slightly compared to the first nine months of 2010. The main positive contribution to operating cash flows related to year-on-year increases in net income including noncontrolling interest. Two primary items reduced operating cash flows. First, 3M invested in working capital (which includes accounts receivable, inventories and accounts payable) in support of its growth. Working capital increased $951 million in the first nine months of 2011, with higher September 2011 sales compared to December 2010 sales contributing to this increase. This compared to working capital increases of $877 million in the first nine months of 2010. Second, “Other-net” decreased cash flows by $120 million in the first nine months of 2011 compared to an increase of $142 million in the first nine months of 2010. The category, “Other-net,” in the preceding table reflects changes in other asset and liability accounts, such as a decrease in accrued payroll amounts related to payments of certain annual incentives in the first nine months of 2011, which reduced liabilities.

Free Cash Flow (non-GAAP measure):

In addition to net cash provided by operating activities, 3M uses free cash flow as a useful measure of performance and as an indication of the strength of the Company and its ability to generate cash. 3M defines free cash flow as net cash provided by operating activities less purchases of property, plant and equipment (which is classified as an investing activity). Free cash flow is not defined under U.S. generally accepted accounting principles (GAAP). Therefore, it should not be considered a substitute for income or cash flow data prepared in accordance with U.S. GAAP and may not be comparable to similarly titled measures used by other companies. It should not be inferred that the entire free cash flow amount is available for discretionary expenditures. Below find a recap of free cash flow for the nine months ended September 30, 2011 and 2010.

	Nine months ended
	September 30,
(Millions)	2011	2010

Net cash provided by operating activities	$3,546	$3,543
Purchases of property, plant and equipment (PP&E)	(862)	(565)
Free Cash Flow	$2,684	$2,978

Cash Flows from Investing Activities:

	Nine months ended
	September 30,
(Millions)	2011	2010

Purchases of property, plant and equipment (PP&E)	$(862)	$(565)
Proceeds from sale of PP&E and other assets	12	7
Acquisitions, net of cash acquired	(531)	(48)
Purchases and proceeds from sale or maturities of marketable securities and investments, net	(197)	(268)
Other investing	(6)	(3)
Net cash used in investing activities	$(1,584)	$(877)

Investments in property, plant and equipment enable growth in many diverse markets, helping to meet product demand and increasing manufacturing efficiency. Capital expenditures were $862 million in the first nine months of 2011, an increase of $297 million when compared to the first nine months of 2010. A large portion of this investment is addressing supply constraints in a number of businesses that are growing rapidly, including renewable energy, traffic signage in developing economies, and optically clear adhesives and glass bubbles. Importantly, 3M’s capital spending is increasingly shifting toward international markets and, in particular, fast-growing developing economies, as 3M continues to migrate manufacturing to better balance sales with manufacturing capability. The Company expects 2011 capital spending to be approximately $1.3 to $1.5 billion as 3M continues to fund growth opportunities around the world.

Refer to Note 2 for information on 2011 acquisitions. The Company is actively considering additional acquisitions, investments and strategic alliances, and from time to time may also divest certain businesses.

Purchases of marketable securities and investments and proceeds from sale (or maturities) of marketable securities and investments are primarily attributable to asset-backed securities, agency securities, corporate medium-term note securities and other securities, which are classified as available-for-sale. Interest rate risk and credit risk related to the underlying collateral may impact the value of investments in asset-backed securities, while factors such as general conditions in the overall credit market and the nature of the underlying collateral may affect the liquidity of investments in asset-backed securities. The coupon interest rates for asset-backed securities are either fixed rate or floating. Floating rate coupons reset monthly or quarterly based upon the corresponding monthly or quarterly LIBOR rate. Each individual floating rate security has a coupon based upon the respective LIBOR rate +/- an amount reflective of the credit risk of the issuer and the underlying collateral on the original issue date. Terms of the reset are unique to individual securities. Fixed rate coupons are established at the time the security is issued and are based upon a spread to a related maturity treasury bond. The spread against the treasury bond is reflective of the credit risk of the issuer and the underlying collateral on the original issue date. 3M does not currently expect risk related to its holdings in asset-backed securities to materially impact its financial condition or liquidity. Refer to Note 6 for more details about 3M’s diversified marketable securities portfolio, which totaled $1.929 billion as of September 30, 2011. Purchases of marketable securities and investments, net of proceeds from sales or maturities, totaled $197 million and $268 million, respectively, in the first nine months of 2011 and 2010. Purchases of investments also include additional survivor benefit insurance and equity investments.

Cash Flows from Financing Activities:

	Nine months ended
	September 30,
(Millions)	2011	2010

Change in short-term debt — net	$(13)	$(31)
Repayment of debt (maturities greater than 90 days)	(474)	(135)
Proceeds from debt (maturities greater than 90 days)	1,108	9
Total cash change in debt	$621	$(157)
Purchases of treasury stock	(2,207)	(415)
Reissuances of treasury stock	865	505
Dividends paid to stockholders	(1,171)	(1,124)
Excess tax benefits from stock-based compensation	52	43
Other — net	(58)	(77)
Net cash used in financing activities	$(1,898)	$(1,225)

Total debt at September 30, 2011, was $6.2 billion, up from $5.5 billion at year-end 2010. Total debt was 26 percent of total capital (total capital is defined as debt plus equity) at September 30, 2011, compared to 25 percent of total capital at year-end 2010. Repayment of debt in the first nine months of 2011 includes redemption of Convertible Notes, repayment of a portion of debt related to the 5.8 billion Japanese Yen note, repayment of a portion of the Canadian Dollar loan, and repayment of a portion of debt that was acquired, primarily related to the Winterthur acquisition. Proceeds from debt in the first nine months of 2011 primarily relate to issuance of a $1 billion medium term note and an amendment to a Canada loan agreement which increased the principal amount of the loan by 100.5 million Canadian Dollars. Refer to Note 7 for further details on these repayments and proceeds from debt. Refer to Note 2 for further information on the Winterthur acquisition.

Repurchases of common stock are made to support the Company’s stock-based employee compensation plans and for other corporate purposes. In February 2011, 3M’s Board of Directors authorized the repurchase of up to $7.0 billion of 3M’s outstanding common stock, which replaced the Company’s previous repurchase program. This authorization has no pre-established end date. In the first nine months of 2011, the Company purchased $2.207 billion of treasury stock, of which a portion was under the previous authorization, compared to $415 million of treasury stock in the first nine months of 2010. As of September 30, 2011, approximately $5.1 billion of 3M common stock remained available for repurchase under the current authorization. For more information, refer to the table titled “Issuer Purchases of Equity Securities” in Part II, Item 2.

Cash dividends paid to stockholders totaled $1.171 billion in the first nine months of 2011 compared to $1.124 billion in the first nine months of 2010. 3M has paid dividends since 1916. In February 2011, the Board of Directors increased the quarterly dividend on 3M common stock by 4.8 percent to 55 cents per share, equivalent to an annual dividend of $2.20 per share. This marked the 53rd consecutive year of dividend increases.

In addition to the items described below, other cash flows from financing activities may include various other items, such as distributions to or sales of noncontrolling interests, changes in cash overdraft balances, and principal payments for capital leases.

In the first nine months of 2011, as discussed in Note 4, subsequent to acquiring a controlling interest in Winterthur, 3M purchased additional outstanding shares of its Winterthur subsidiary for $50 million, increasing 3M’s ownership interest from approximately 86 percent to approximately 98 percent as of September 30, 2011. These additional purchases are reflected as other financing activities in the statement of cash flows. In addition, during the first nine months of 2011, 3M sold a noncontrolling interest in a newly formed subsidiary for an immaterial amount, which was also classified as other financing activity in the consolidated statement of cash flows.

In the first quarter of 2010, the Company’s majority owned Sumitomo 3M Limited entity (Sumitomo 3M) purchased a portion of its shares held by its noncontrolling interest, Sumitomo Electric Industries, Ltd. (SEI), by paying cash of 5.8 billion Japanese Yen and entering into a note payable to SEI of 17.4 billion Japanese Yen (approximately $63 million and $188 million, respectively, based on March 31, 2010 exchange rates). The cash paid during the first nine months ended September 30, 2010 as a result of the first-quarter 2010 purchase of Sumitomo 3M shares from SEI is classified as other financing activity in the consolidated statement of cash flows.

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

3M COMPANY

FORM 10-Q

For the Quarterly Period Ended September 30, 2011

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

Issuer Purchases of Equity

Securities (registered pursuant to

Section 12 of the Exchange Act)

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (Millions)
January 1-31, 2011	1,555,879	$87.76	1,514,800	$1,610
February 1-28, 2011	3,361,267	$90.59	3,189,700	$6,778
March 1-31, 2011	2,573,955	$91.12	2,467,479	$6,553
Total January 1-March 31, 2011	7,491,101	$90.19	7,171,979	$6,553
April 1-30, 2011	1,774,734	$94.12	1,670,000	$6,396
May 1-31, 2011	3,139,104	$94.18	2,806,000	$6,132
June 1-30, 2011	2,262,596	$90.88	2,107,282	$5,939
Total April 1-June 30, 2011	7,176,434	$93.13	6,583,282	$5,939
July 1-31, 2011	1,423,612	$90.77	1,415,600	$5,811
August 1-31, 2011	6,947,384	$80.94	6,947,255	$5,248
September 1-30, 2011	1,853,400	$78.60	1,852,612	$5,103
Total July 1-September 30, 2011	10,224,396	$81.89	10,215,467	$5,103
Total January 1-September 30, 2011	24,891,931	$87.62	23,970,728	$5,103

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

During the third quarter of 2011, the Wausau, Wisconsin mine did not receive any citations for violations as defined under Section 1503(a)(1)(A) of the Act, from the Mine Safety and Health Administration (the “Violations”); the Wausau facility did not receive any proposed assessments which are reportable under Section 1503(a)(1)(F) of the Act. The Corona, California mine did not receive any citations for Violations. The Corona facility received proposed assessments of $15,439 which are reportable under Section 1503(a)(1)(F) of the Act. The Little Rock, Arkansas mine did not receive any citations for Violations. The Little Rock facility received proposed assessments of $908 which are reportable under Section 1503(a)(1)(F) of the Act. The Pittsboro, North Carolina mine did not receive any citations for any Violations. The Pittsboro facility received proposed assessments of $616 which are reportable under Section 1503(a)(1)(F) of the Act.

During the third quarter of 2011, the Company did not receive any other citations or orders reportable under Section 1503(a)(1) or have other violations reportable thereunder, had no mining-related fatalities, received no written notices from the Mine Safety and Health Administration reportable under Section 1503(a)(2), and had no pending legal action before the Federal Mine Safety and Health Review Commission.

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

(4.2)

First Supplemental Indenture, dated as of July 29, 2011, to Indenture dated as of November 17, 2000, between 3M and The Bank of New York Mellon Trust Company, N.A., as successor trustee, with respect to 3M’s senior debt securities, is incorporated by reference from our Form 10-Q for the quarter ended June 30, 2011.

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

(10.31)	Description of changes to 3M Compensation Plan for Non-Employee Directors is incorporated by reference from our Form 8-K dated August 8, 2005.
(10.32)	3M Compensation Plan for Non-Employee Directors, as amended, through November 8, 2004, is incorporated by reference from our Form 10-K for the year ended December 31, 2004.
(10.33)	Amendment of 3M Compensation Plan for Non-Employee Directors is incorporated by reference from our Form 8-K dated November 14, 2008.
(10.34)	3M Executive Life Insurance Plan, as amended, is incorporated by reference from our Form 10-K for the year ended December 31, 2003.
(10.35)	Summary of Personal Financial Planning Services for 3M Executives is incorporated by reference from our Form 10-K for the year ended December 31, 2003.
(10.36)	3M policy on reimbursement of incentive payments is incorporated by reference from our Form 10-K for the year ended December 31, 2006.
(10.37)	Amended and Restated 3M Nonqualified Pension Plan I is incorporated by reference from our Form 8-K dated December 23, 2008.
(10.38)	Amended and Restated 3M Nonqualified Pension Plan II is incorporated by reference from our Form 8-K dated December 23, 2008.
(10.39)	3M Nonqualified Pension Plan III is incorporated by reference from our Form 8-K dated November 14, 2008.
(10.40)	Employment agreement dated as of December 6, 2005, between 3M and George W. Buckley is incorporated by reference from our Form 8-K dated December 9, 2005.
(10.41)	Amendment, dated August 14, 2006, to employment agreement between 3M and George W. Buckley is incorporated by reference from our Form 10-Q for the quarter ended September 30, 2006.
(10.42)	Amendment to Employment Agreement between 3M and George W. Buckley is incorporated by reference from our Form 8-K dated December 17, 2008.
(10.43)	Employment agreement dated as of January 23, 2002, between 3M and Patrick D. Campbell is incorporated by reference from our Form 10-K for the year ended December 31, 2001.
(10.44)	Amendment to Employment Agreement between 3M and Patrick D. Campbell is incorporated by reference from our Form 8-K dated November 18, 2008.
(10.45)	Appointment and Compensatory arrangements between 3M and David W. Meline are incorporated by reference from our Form 8-K dated July 23, 2008.
(10.46)	Policy on Reimbursement of Incentive Compensation (effective May 11, 2010) is incorporated by reference from our Form 10-Q dated August 4, 2010.
(10.47)	Five-year credit agreement as of August 5, 2011, is incorporated by reference from our Form 8-K dated August 10, 2011.

(10.48)	Letter of credit agreement as of August 24, 2011 is incorporated by reference from our Form 8-K dated August 30, 2011.
(10.49)

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
(101)

The following financial information from 3M Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2011, filed with the SEC on November 3, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statement of Income for the three-month and nine-month periods ended September 30, 2011 and 2010, (ii) the Consolidated Balance Sheet at September 30, 2011 and December 31, 2010, (iii) the Consolidated Statement of Cash Flows for the nine-month periods ended September 30, 2011 and 2010, and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

3M COMPANY

(Registrant)

Date: November 3, 2011

By	/s/ David W. Meline
David W. Meline,
Senior Vice President and Chief Financial Officer
(Mr. Meline is the Principal Financial Officer and has
been duly authorized to sign on behalf of the Registrant.)