Form 10-K
period 2011-12-31
3M CO
filed 2012-02-16
CIK 66740

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The aggregate market value of voting stock held by nonaffiliates of the Registrant, computed by reference to the closing price and shares outstanding, was approximately $60.2 billion as of January 31, 2012 (approximately $67.3 billion as of June 30, 2011, the last business day of the Registrant’s most recently completed second quarter).

Shares of common stock outstanding at January 31, 2012: 694,543,763.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Company’s definitive proxy statement (to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year-end of December 31, 2011) for its annual meeting to be held on May 8, 2012, are incorporated by reference in this Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

This document (excluding exhibits) contains 124 pages.

The table of contents is set forth on page 2. The exhibit index begins on page 120.

3M COMPANY

FORM 10-K

For the Year Ended December 31, 2011

3M COMPANY

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2011

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

At December 31, 2011, the Company employed 84,198 people (full-time equivalents), with 33,128 employed in the United States and 51,070 employed internationally.

Business Segments

As discussed in Note 17 to the Consolidated Financial Statements, effective in the first quarter of 2011, 3M made certain product moves between its business segments in its continuing effort to drive growth by aligning businesses around markets and customers. Segment information presented herein reflects the impact of these changes for all periods presented.

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

Industrial and Transportation Business: The Industrial and Transportation segment serves a broad range of markets, such as automotive original equipment manufacturer (OEM) and automotive aftermarket (auto body shops and retail), renewable energy, electronics, paper and packaging, food and beverage, and appliance. Industrial and Transportation products include tapes, a wide variety of coated and non-woven abrasives, adhesives, specialty materials, filtration products, energy control products, closure systems for personal hygiene products, acoustic systems products, and components and products that are used in the manufacture, repair and maintenance of automotive, marine, aircraft and specialty vehicles. In 2011, 3M acquired Winterthur Technologie AG, a leading global supplier of precision grinding technology serving customers in the area of hard-to-grind precision applications in industrial, automotive, aircraft and cutting tools.

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

This segment’s products include personal protection products, such as certain maintenance-free and reusable respirators, personal protective equipment, head and face protection, body protection, hearing protection and protective eyewear. In addition, this segment provides electronic surveillance products, films that protect against counterfeiting, and reflective materials that are widely used on apparel, footwear and accessories, enhancing visibility in low-light situations. 3M’s Track and Trace Solutions business utilizes radio frequency identification (RFID) technology to provide a growing array of solutions. Other products include spill-control sorbents; 3M™ Thinsulate™ Insulation and 3M™ Thinsulate™ Lite Loft™ Insulation; nonwoven abrasive materials for floor maintenance and commercial cleaning; floor matting; natural and color-coated mineral granules for asphalt shingles; and corrosion protection products.

Display and Graphics Business: The Display and Graphics segment serves markets that include electronic display, traffic safety and commercial graphics. This segment includes optical film solutions for LCD electronic displays; computer screen filters; reflective sheeting for transportation safety; commercial graphics sheeting and systems; architectural surface and lighting solutions; and mobile interactive solutions, including mobile display technology, visual systems products, and computer privacy filters.

The optical film business provides films that serve numerous market segments of the electronic display industry. 3M provides distinct products for five market segments, including products for: 1) LCD computer monitors, 2) LCD televisions, 3) hand-held devices such as cellular phones and tablets, 4) notebook PCs and 5) automotive displays. In traffic safety systems, 3M provides reflective sheetings used on highway signs, vehicle license plates, construction work-zone devices, trucks and other vehicles, and also provides pavement marking systems. Major commercial graphics products include films, inks, digital signage systems and related products used to produce graphics for vehicles, signs and interior surfaces. The mobile interactive solutions business focuses on bringing technology to the projection market, including mobile display technology in addition to its visual communication products that serve the world’s office and education markets with overhead projectors and transparency films, as well as equipment and materials for electronic and multimedia presentations. In addition, this business includes desktop and notebook computer screen filters that address needs for light control, privacy viewing and glare reduction.

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

Major electronic and electrical products include packaging and interconnection devices; high-performance fluids used in the manufacture of computer chips, and for cooling electronics and lubricating computer hard disk drives; high-temperature and display tapes; insulating materials, including pressure-sensitive tapes and resins; and related items. 3M™ Flexible Circuits use electronic packaging and interconnection technology, providing more connections in less space, and are used in ink-jet printer cartridges, cell phones and electronic devices. This segment serves the world’s telecommunications companies with a wide array of products for fiber-optic and copper-based telecommunications systems for rapid deployment in fixed and wireless networks. The 3M™ Aluminum Conductor Composite Reinforced (ACCR) electrical power cable, with an aluminum-based metal matrix at its core, increases transmission capacity for existing power lines. The touch systems business includes touch screens and touch monitors.

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

Research and Patents

Research and product development constitutes an important part of 3M’s activities and has been a major driver of 3M’s sales growth. Research, development and related expenses totaled $1.570 billion in 2011, $1.434 billion in 2010 and $1.293 billion in 2009. Research and development, covering basic scientific research and the application of scientific advances in the development of new and improved products and their uses, totaled $1.036 billion in 2011, $919 million in 2010 and $838 million in 2009. Related expenses primarily include technical support provided by 3M to customers who are using existing 3M products; internally developed patent costs, which include costs and fees incurred to prepare, file, secure and maintain patents; and amortization of acquired patents.

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

Raw Materials

In 2011, the Company experienced cost increases in most raw materials and transportation fuel costs. This was driven by higher basic feedstock costs, including petroleum based materials, metals, minerals and woodpulp-based products. To date, the Company is receiving sufficient quantities of all raw materials to meet its reasonably foreseeable production requirements. It is impossible to predict future shortages of raw materials or the impact any such shortages would have. 3M has avoided disruption to its manufacturing operations through careful management of existing raw material inventories and development and qualification of additional supply sources. 3M manages commodity price risks through negotiated supply contracts, price protection agreements and forward physical contracts.

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

In 2011, 3M invested about $15 million in capital projects to protect the environment. This amount excludes expenditures for remediation actions relating to existing matters caused by past operations that do not contribute to current or future revenues, which are expensed. Capital expenditures for environmental purposes have included pollution control devices — such as wastewater treatment plant improvements, scrubbers, containment structures, solvent recovery units and thermal oxidizers — at new and existing facilities constructed or upgraded in the normal course of business. Consistent with the Company’s policies stressing environmental responsibility, capital expenditures (other than for remediation projects) for known projects are presently expected to be about $31 million over the next two years for new or expanded programs to build facilities or modify manufacturing processes to minimize waste and reduce emissions.

While the Company cannot predict with certainty the future costs of such cleanup activities, capital expenditures or operating costs for environmental compliance, the Company does not believe they will have a material effect on its capital expenditures, earnings or competitive position.

Executive Officers

Following is a list of the executive officers of 3M, and their age, present position, the year elected to their present position and other positions they have held during the past five years. No family relationships exist among any of the executive officers named, nor is there any undisclosed arrangement or understanding pursuant to which any person was selected as an officer. This information is presented in the table below as of the date of the 10-K filing (February 16, 2012). Effective February 24, 2012, Inge G. Thulin is elected President and Chief Executive Officer. Thulin succeeds George W. Buckley, Chairman, President and Chief Executive Officer, who will retire June 1, 2012. Thulin has also become a member of 3M’s Board of Directors and Buckley remains Chairman of the Board until the Annual Meeting of Stockholders to be held on May 8, 2012, at which time the Board intends to elect Thulin to the position of Chairman upon his election as a director by stockholders at the Annual Meeting.

Name	Age	Present Position	Year Elected to Present Position	Other Positions Held During 2007-2011
George W. Buckley	64	Chairman of the Board, President and Chief Executive Officer	2005

Julie L. Bushman	50	Executive Vice President, Safety Security and Protection Services Business	2011	Vice President and General Manager, Occupational Health and Environmental Safety Division, 2007-2011 Division Vice President, Occupational Health and Environmental Safety Division, 2006-2007

Joaquin Delgado	52	Executive Vice President, Electro and Communications Business	2009	Vice President and General Manager, Electronics Markets Materials Division, 2007-2009
				Vice President, Research and Development and New Business Ventures, Consumer and Office Business, 2005-2007

Ian F. Hardgrove	61	Senior Vice President, Marketing, Sales and Communications	2011	Senior Vice President, Marketing and Sales, 2011 Vice President and General Manager, Automotive Aftermarket Division, 2007-2011 General Manager, Automotive Aftermarket Division, 2007

Christopher D. Holmes	52	Executive Vice President, Industrial and Transportation Business	2011	Vice President and General Manager, Abrasives Systems Division, 2007-2011 Division Vice President, Abrasive Systems Division, 2007 General Manager, Abrasives Systems Division, 2006-2007

Michael A. Kelly	55	Executive Vice President, Display and Graphics Business	2006

Roger H.D. Lacey	61	Senior Vice President, Strategy and Corporate Development	2010	Vice President, Corporate Strategy and Marketing Development, 2007-2009
				Staff Vice President, Corporate Strategy and Marketing Development, 2006-2007

Executive Officers (continued)

Name	Age	Present Position	Year Elected to Present Position	Other Positions Held During 2007-2011

Angela S. Lalor	46	Senior Vice President, Human Resources	2006

David W. Meline	54	Senior Vice President and Chief Financial Officer	2011

Vice President, Corporate Controller and Chief Accounting Officer, 2008-2011

Chief Financial Officer, North America, General Motors Corp., 2007-2008

Chief Financial Officer, Europe, General Motors Corp., 2004-2007

Frederick J. Palensky	62	Executive Vice President, Research and Development and Chief Technology Officer	2006

Brad T. Sauer	52	Executive Vice President, Health Care Business	2004

Hak Cheol Shin	54	Executive Vice President, International Operations	2011	Executive Vice President, Industrial and Transportation Business, 2006-2011

Marschall I. Smith	67	Senior Vice President, Legal Affairs and General Counsel	2007	Vice President and General Counsel Brunswick Corporation, 2001-2007

Inge G. Thulin	58	Executive Vice President and Chief Operating Officer	2011	Executive Vice President, International Operations, 2004-2011

Michael G. Vale	45	Executive Vice President, Consumer and Office Business	2011	Managing Director, 3M Brazil, 2009-2011 Vice President and General Manager, Aearo Technologies Inc., 2008-2009 Managing Director, 3M Spain, 2005-2007

John K. Woodworth	60	Senior Vice President, Corporate Supply Chain Operations	2006

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

•    worldwide economic and capital markets conditions, such as interest rates, foreign currency exchange rates, financial conditions of our suppliers and customers, and natural and other disasters affecting the operations of the Company or our suppliers and customers,

•    new business opportunities, product development, and future performance or results of current or anticipated products,

•    the scope, nature or impact of acquisition, strategic alliance and divestiture activities,

•    the outcome of contingencies, such as legal and regulatory proceedings,

•    future levels of indebtedness, common stock repurchases and capital spending,

•    future availability of and access to credit markets,

•    pension and postretirement obligation assumptions and future contributions, asset impairments, tax liabilities, information technology security, and

•    the effects of changes in tax, environmental and other laws and regulations in the United States and other countries in which we operate.

The Company assumes no obligation to update or revise any forward-looking statements.

Forward-looking statements are based on certain assumptions and expectations of future events and trends that are subject to risks and uncertainties. Actual future results and trends may differ materially from historical results or those reflected in any such forward-looking statements depending on a variety of factors. Important information as to these factors can be found in this document, including, among others, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the headings of “Overview,” “Critical Accounting Estimates” and “Financial Condition and Liquidity.”  Discussion of these factors is incorporated by reference from Part I, Item 1A, “Risk Factors,” of this document, and should be considered an integral part of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  For additional information concerning factors that may cause actual results to vary materially from those stated in the forward-looking statements, see our reports on Form 10-K, 10-Q and 8-K filed with the SEC from time to time.

Item 1A. Risk Factors

Provided below is a cautionary discussion of what we believe to be the most important risk factors applicable to the Company. Discussion of these factors is incorporated by reference into and considered an integral part of Part II, Item 7, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations.”

* Results are impacted by the effects of, and changes in, worldwide economic and capital markets conditions. The Company operates in more than 65 countries and derives approximately two-thirds of its revenues from outside the United States. The Company’s business is subject to global competition and may be adversely affected by factors in the United States and other countries that are beyond its control, such as disruptions in financial markets, economic downturns in the form of either contained or widespread recessionary conditions, elevated unemployment levels, sluggish or uneven recovery, in specific countries or regions, or in the various industries in which the Company operates; social, political or labor conditions in specific countries or regions; natural and other disasters affecting the operations of the Company or its customers and suppliers; or adverse changes in the availability and cost of capital, interest rates, tax rates, or regulations in the jurisdictions in which the Company operates.

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

* Security breaches and other disruptions to the Company’s information technology infrastructure could interfere with the Company’s operations, compromise information belonging to the Company and its customers and suppliers, and expose the Company to liability which could adversely impact the Company’s business and reputation. In the ordinary course of business, the Company relies on information technology networks and systems, some of which are managed by third parties, to process, transmit and store electronic information, and to manage or support a variety of business processes and activities. Additionally, the Company collects and stores sensitive data, including proprietary business information. Despite security measures and business continuity plans, the Company’s information technology networks and infrastructure may be vulnerable to damage, disruptions or shutdowns due to attack by hackers or breaches, employee error or malfeasance, power outages, computer viruses, telecommunication or utility failures, systems failures, natural disasters or other catastrophic events. Any such events could result in legal claims or proceedings, liability or penalties under privacy laws, disruption in operations, and damage to the Company’s reputation, which could adversely affect the Company’s business.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

3M’s general offices, corporate research laboratories, and certain division laboratories are located in St. Paul, Minnesota. The Company operates 81 manufacturing facilities in 28 states. The Company operates 133 manufacturing and converting facilities in 40 countries outside the United States.

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

Item 4. Mine Safety Disclosures.

Pursuant to Section 1503 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”), the Company is required to disclose, in connection with the mines it operates, information concerning mine safety violations or other regulatory matters in its periodic reports filed with the SEC. For the year 2011, the information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Act is included in Exhibit 95 to this annual report.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Equity compensation plans’ information is incorporated by reference from Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” of this document, and should be considered an integral part of Item 5. At January 31, 2012, there were 100,597 shareholders of record. 3M’s stock is listed on the New York Stock Exchange, Inc. (NYSE), the Chicago Stock Exchange, Inc., and the SWX Swiss Exchange. Cash dividends declared and paid totaled $.55 per share for each quarter of 2011, and $.525 per share for each quarter of 2010. Stock price comparisons follow:

Stock price comparisons (NYSE composite transactions)

(Per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
2011 High	$94.16	$97.95	$98.19	$83.10	$98.19
2011 Low	85.63	90.19	71.71	68.63	68.63
2010 High	$85.17	$90.52	$88.38	$91.49	$91.49
2010 Low	77.25	67.98	77.04	83.00	67.98

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

Issuer Purchases of Equity Securities

(registered pursuant to Section 12 of the Exchange Act)

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
				(Millions)
January 1-31, 2011	1,555,879	$87.76	1,514,800	$1,610
February 1-28, 2011	3,361,267	$90.59	3,189,700	$6,778
March 1-31, 2011	2,573,955	$91.12	2,467,479	$6,553
Total January 1-March 31, 2011	7,491,101	$90.19	7,171,979	$6,553
April 1-30, 2011	1,774,734	$94.12	1,670,000	$6,396
May 1-31, 2011	3,139,104	$94.18	2,806,000	$6,132
June 1-30, 2011	2,262,596	$90.88	2,107,282	$5,939
Total April 1-June 30, 2011	7,176,434	$93.13	6,583,282	$5,939
July 1-31, 2011	1,423,612	$90.77	1,415,600	$5,811
August 1-31, 2011	6,947,384	$80.94	6,947,255	$5,248
September 1-30, 2011	1,853,400	$78.60	1,852,612	$5,103
Total July 1-September 30, 2011	10,224,396	$81.89	10,215,467	$5,103
October 1-31, 2011	595,769	$80.49	590,000	$5,055
November 1-30, 2011	3,673,129	$79.04	3,689,330	$4,763
December 1-31, 2011	2,170,640	$80.42	2,163,584	$4,589
Total October 1-December 31, 2011	6,439,538	$79.64	6,442,914	$4,589
Total January 1-December 31, 2011	31,331,469	$85.98	30,413,642	$4,589

(1)         The total number of shares purchased includes: (i) shares purchased under the Board’s authorizations described above, and (ii) shares purchased in connection with the exercise of stock options.

(2)         The total number of shares purchased as part of publicly announced plans or programs includes shares purchased under the Board’s authorizations described above.

Item 6. Selected Financial Data.

(Dollars in millions, except per share amounts)	2011	2010	2009	2008	2007
Years ended December 31:
Net sales	$29,611	$26,662	$23,123	$25,269	$24,462
Net income attributable to 3M	4,283	4,085	3,193	3,460	4,096
Per share of 3M common stock:
Net income attributable to 3M — basic	6.05	5.72	4.56	4.95	5.70
Net income attributable to 3M — diluted	5.96	5.63	4.52	4.89	5.60
Cash dividends declared and paid per 3M common share	2.20	2.10	2.04	2.00	1.92
At December 31:
Total assets	$31,616	$30,156	$27,250	$25,793	$24,699
Long-term debt (excluding portion due within one year) and long-term capital lease obligations	4,563	4,277	5,204	5,224	4,088

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to provide a reader of 3M’s financial statements with a narrative from the perspective of management. 3M’s MD&A is presented in eight sections:

•       Overview

•       Results of Operations

•       Performance by Business Segment

•       Performance by Geographic Area

•       Critical Accounting Estimates

•       New Accounting Pronouncements

•       Financial Condition and Liquidity

•       Financial Instruments

OVERVIEW

3M is a diversified global manufacturer, technology innovator and marketer of a wide variety of products. As discussed in Note 17 to the Consolidated Financial Statements, effective in the first quarter of 2011, 3M made certain product moves between its business segments in its continuing effort to drive growth by aligning businesses around markets and customers. The financial information presented herein reflects the impact of these changes for all periods presented. 3M manages its operations in six operating business segments: Industrial and Transportation; Health Care; Consumer and Office; Safety, Security and Protection Services; Display and Graphics; and Electro and Communications.

Fourth-quarter 2011 sales totaled $7.1 billion, an increase of 5.7 percent from the fourth quarter of 2010. Net income attributable to 3M was $954 million, or $1.35 per diluted share in the fourth quarter of 2011, compared to $928 million, or $1.28 per diluted share, in the fourth quarter of 2010. 3M’s sales growth was led by its industrial-oriented businesses, along with steady growth in consumer and health care. The business environment remained challenging, impacted by deteriorating demand in Western Europe and slower consumer electronics activity. While sales grew across much of the portfolio, sales of optical films for LCD TVs remained weak and momentum also slowed in other parts of electronics. Four of the Company’s six business segments showed growth in sales, led by Industrial and Transportation at 14.3 percent, Safety, Security and Protection Services at 9.4 percent, Consumer and Office at 6.1 percent, and Health Care at 5.4 percent. A slowdown in electronics-related businesses negatively impacted both the Electro and Communications and Display and Graphics business segments. Electro and Communications sales decreased 2.7 percent and Display and Graphics sales declined 8.8 percent. Sales declined 17 percent in optical systems, which is part of Display and Graphics, impacted by end-market weakness and lower attachment rates in LCD TVs.

Fourth-quarter 2011 sales increased in every major geographic region, with Latin America/Canada up 9.7 percent, the U.S. up 7.4 percent, Europe/Middle East/Africa up 4.4 percent, and Asia Pacific up 2.8 percent. Excluding optical systems, Asia Pacific sales increased 7.6 percent. Of the 5.7 percent worldwide sales growth, 3.3 points was from the combined impact of higher organic volume of 1.3 points and selling price growth of 2.0 points, 2.3 points was from acquisitions, and 0.1 points was from favorable currency effects. Organic volume growth of 1.3 percent reflected slower growth in Asia Pacific, partially due to weakness across the electronics market and slower growth in China, in addition to weakness in Western Europe.

During 2011, 3M was impacted by the first-quarter earthquake and tsunami in Japan and by the fourth-quarter flooding in Thailand. Automobile and electronic manufacturers were most impacted; thus, 3M’s automotive OEM and electronics-related businesses were most affected. 3M estimates that combined direct and indirect business disruption resulting from the 2011 Japan natural disaster, net of the benefit from sales of 3M products used in the reconstruction efforts and initial insurance recoveries, plus the impact of Thailand flooding, reduced 2011 sales growth by an estimated 0.8 percentage points and earnings by approximately 6 cents per diluted share, with most of this impact in the first half of 2011. In the fourth quarter of 2011, the flooding in Thailand reduced sales growth by an estimated $35 million and operating income by $20 million, with this operating income effect offset by $23 million in insurance recoveries related to the earthquake and tsunami in Japan. Japan represented approximately 9 percent of total 3M sales for total year 2011. As conditions improve, 3M has been working to capture additional sales for its businesses, such as products used in clean-up (construction and home improvement products), safety-related products (respirator masks and personal protective equipment), energy savings/refurbishment products (window films) and products that help in the rebuilding effort (traffic safety, telecommunication/utility and commercial construction). Related to these natural disasters, based on 3M’s current assessment, no material asset or investment impairments have been recorded. In addition, 3M is not aware of any significant issues related to these natural disasters concerning inventory, customer receivables, lease terminations, environmental exposures, guarantees, indemnifications, debt covenant compliance, or significant tax issues. 3M does have certain insurance coverage which limits its exposure and resulted in some initial recovery in the fourth quarter of 2011 (as discussed above).

Sales in 2011 increased 11.1 percent to $29.6 billion, led by Industrial and Transportation, Safety, Security and Protection Services, and Health Care. All major geographic regions showed improvement, led by Latin America/Canada. The increase in global sales reflected improved market penetration and new product flow along with significant growth in important end-markets such as general industrial and personal safety. Net income attributable to 3M was $4.283 billion, or $5.96 per diluted share in 2011, compared to $4.085 billion, or $5.63 per diluted share, in 2010 (including the first-quarter 2010 special item discussed below).

Fourth-quarter 2010 sales grew nearly 10 percent to $6.7 billion, despite negative comparisons from H1N1 and moderating sales growth in optical films for LCD TVs. Sales growth was broad-based, with organic sales volumes expanding in all businesses, led by an 18.7 percent increase in Electro and Communications and a 14.7 percent increase in Display and Graphics. Geographically, organic sales volume was strongest in Asia Pacific at 18.1 percent and Latin America at 12.2 percent. Net income attributable to 3M in the fourth quarter of 2010 was $928 million, or $1.28 per diluted shares, compared to $935 million, or $1.30 per diluted share, in the fourth quarter of 2009. Fourth-quarter income was penalized by year-on-year H1N1-related comparisons, increases in raw material costs, and investments to accelerate future growth. 3M invested in research and development, sales and marketing (including advertising and merchandising investments), and also incurred acquisition-related costs in the fourth quarter. 3M made several large fourth-quarter 2010 acquisitions, including Arizant Inc., Attenti Holdings S.A. and Cogent Inc.

For total year 2010, the Company posted 2010 sales of $26.7 billion, up 15.3 percent. During the year, 3M invested significantly to improve long-term growth. For example, research, development and related expenses of $1.4 billion helped to drive innovation and new product sales. 3M also accelerated sales and marketing investments in high-growth markets to help secure future growth. All businesses posted positive organic volume growth, led by Display and Graphics at 26.5 percent, Electro and Communications at 26.0 percent, and Industrial and Transportation at 16.6 percent. Including special items (discussed below), net income attributable to 3M in 2010 was $4.085 billion, or $5.63 per diluted share, compared to $3.193 billion or $4.52 per diluted share, in 2009.

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

The following table contains sales and operating income results by business segment for the years ended December 31, 2011 and 2010. In addition to the discussion below, refer to the section entitled “Performance by Business Segment” and “Performance by Geographic Area” later in MD&A for a more detailed discussion of the sales and income results of the Company and its respective business segments (including Corporate and Unallocated). Refer to Note 17 for additional information on business segments, including Elimination of Dual Credit.

	2011			2010			2011 vs. 2010 % change
(Dollars in millions)	Net Sales	% of Total	Oper. Income	Net Sales	% of Total	Oper. Income	Net Sales	Oper. Income
Business Segments
Industrial and Transportation	$10,073	34.0%	$2,057	$8,429	31.6%	$1,754	19.5%	17.3%
Health Care	5,031	17.0%	1,489	4,513	16.9%	1,362	11.5%	9.3%
Consumer and Office	4,153	14.0%	840	3,853	14.5%	840	7.8%	—%
Safety, Security and Protection Services	3,821	12.9%	814	3,316	12.4%	709	15.2%	14.9%
Display and Graphics	3,674	12.4%	788	3,884	14.6%	946	(5.4)%	(16.6)%
Electro and Communications	3,306	11.2%	712	3,043	11.4%	670	8.6%	6.2%
Corporate and Unallocated	11	0.0%	(421)	10	0.0%	(278)
Elimination of Dual Credit	(458)	(1.5)%	(101)	(386)	(1.4)%	(85)

Total Company	$29,611	100.0%	$6,178	$26,662	100.0%	$5,918	11.1%	4.4%

Sales in 2011 increased 11.1 percent, led by Industrial and Transportation at 19.5 percent, Safety, Security and Protection Services at 15.2 percent, and Health Care at 11.5 percent. Electro and Communications sales increased 8.6 percent and Consumer and Office sales increased 7.8 percent. Sales declined 5.4 percent in Display and Graphics, due to fewer orders for optical films. Total company local-currency sales growth (which includes volume, selling price and acquisition impacts, but excludes divestiture and translation impacts) was 8.0 percent and foreign currency impacts added 3.1 percent. 3M’s business segments all posted operating income margins in excess of 20 percent in 2011 and 2010. Worldwide operating income margins for 2011 were 20.9 percent, compared to 22.2 percent for 2010.

In 2010, sales increased 15.3 percent, led by Electro and Communications at 27.5 percent, Display and Graphics at 24.0 percent, Industrial and Transportation at 18.4 percent, and Consumer and Office at 11.0 percent. Sales growth in these business segments was led by consumer electronics, automotive OEM, renewable energy, and broad-based consumer and office growth, as well as sales growth in those businesses that serve the broad industrial manufacturing sector. Local-currency sales (which includes volume, selling price and acquisition impacts, but excludes divestiture and translation impacts) increased 14.4 percent. Foreign currency effects added 1.0 percent to sales, while divestiture impacts reduced sales by 0.1 percent. Operating income margins for 2010 were 22.2 percent, compared to 20.8 percent in 2009.

3M generated approximately $5.3 billion of operating cash flows in 2011, an increase of $110 million when compared to 2010. This followed an increase of $233 million when comparing 2010 to 2009. Refer to the section entitled “Financial Condition and Liquidity” later in MD&A for a discussion of items impacting cash flows. In February 2011, 3M’s Board of Directors authorized the repurchase of up to $7.0 billion of 3M’s outstanding common stock, which replaced the Company’s previous repurchase program. The current authorization has no pre-established end date. In 2011, the Company purchased $2.701 billion of treasury stock, of which a portion was under the previous authorization, compared to $854 million of treasury stock repurchases in 2010. In 2009, the Company placed added emphasis on maintaining ample liquidity and enhancing balance sheet strength. As a result, share repurchase activity was minimal and no broker repurchases of stock were made. As of December 31, 2011, approximately $4.6 billion of 3M common stock remained available for repurchase under the current authorization. In February 2012, 3M’s Board of Directors authorized a dividend increase of 7.3 percent for 2012, marking the 54th consecutive year of dividend increases for 3M. 3M’s debt to total capital ratio (total capital defined as debt plus equity) was 25 percent at both December 31, 2011 and December 31, 2010, compared to 30 percent at December 31, 2009. 3M has an AA- credit rating with a stable outlook from Standard & Poor’s and an Aa2 credit rating with a stable outlook from Moody’s Investors Service. The Company has significant cash on hand and sufficient additional access to capital markets to meet its funding needs.

In 2011, the Company experienced cost increases in most raw materials and transportation fuel costs. This was driven by higher basic feedstock costs, including petroleum based materials, metals, minerals and woodpulp-based products. To date the Company is receiving sufficient quantities of all raw materials to meet its reasonably foreseeable production requirements. It is impossible to predict future shortages of raw materials or the impact any such shortages would have. 3M has avoided disruption to its manufacturing operations through careful management of existing raw material inventories and development and qualification of additional supply sources. 3M manages commodity price risks through negotiated supply contracts, price protection agreements and forward physical contracts.

On a worldwide basis, 3M’s pension and postretirement plans were 82 percent funded at year-end 2011. The U.S. qualified plans, which are approximately 71 percent of the worldwide pension obligation, were 86 percent funded, the international pension plans were 87 percent funded, and the U.S. non-qualified pension plan is not funded. Asset returns in 2011 for the U.S. qualified plan were 8.7%. The year-end 2011 discount rate was 4.15%, down 1.08 percentage points from the 2010 discount rate of 5.23%. The decrease in discount rates, both U.S. and internationally, resulted in a significantly higher valuation of the projected benefit obligation, which reduced the plans’ funded status. The changes in 3M’s defined-benefit pension and postretirement plans’ funded status significantly impacted several balance sheet lines. These changes increased long-term liabilities by approximately $2.4 billion and decreased stockholders’ equity by approximately $1.6 billion, with the other major impact primarily related to increased deferred taxes within other assets. Other pension and postretirement changes during the year, such as contributions and amortization, also impacted these balance sheet captions.

3M expects to contribute approximately $800 million to $1 billion of cash to its global pension and postretirement plans in 2012, with approximately $300 million in each of the first and second quarters. The Company does not have a required minimum cash pension contribution obligation for its U.S. plans in 2012. 3M expects pension and postretirement benefit expense in 2012 to increase by approximately $89 million pre-tax, or approximately 9 cents per diluted share, when compared to 2011. This 9 cents per diluted share increase includes the costs associated with a voluntary incentive program (discussed in next paragraph). Refer to “Critical Accounting Estimates” within MD&A and Note 11 (Pension and Postretirement Benefit Plans) for additional information concerning 3M’s pension and post-retirement plans.

3M expects to incur early retirement/restructuring costs of approximately 4 cents per diluted share in the first quarter of 2012. Of this amount, approximately 3 cents per diluted share relates to special termination benefits for the voluntary retirement incentive program in the United States (discussed in Note 11). The remainder relates to selective restructuring in a few developed countries. These actions, in aggregate, are expected to be neutral to full-year 2012 earnings, with the costs incurred in the first quarter of 2012, and the associated benefits realized over the remainder of 2012.

There are a few major items that will negatively impact earnings in 2012. As discussed further above, 3M expects that pension and postretirement expense will decrease 2012 earnings, when compared to 2011, by approximately 9 cents per diluted share. 3M’s early assessment of the income tax rate indicates an expected 2012 effective tax rate of approximately 29.5 percent compared to 27.8 percent for 2011. In addition, currency effects are expected to have a negative impact on earnings. 3M currently expects that sales growth and related incremental income, in addition to expected productivity improvements, selling price increases in excess of raw material inflation, and other benefits, should more than offset the items that will negatively impact earnings.

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

In 2009, net losses for restructuring and other actions decreased operating income by $194 million and net income attributable to 3M by $119 million, or $0.17 per diluted share. 2009 included restructuring actions ($209 million pre-tax, $128 million after tax and noncontrolling interest), which were partially offset by a gain on sale of real estate ($15 million pre-tax, $9 million after tax). The gain on sale of real estate relates to the June 2009 sale of a New Jersey roofing granule facility, which is recorded in cost of sales within the Safety, Security and Protection Services business segment. Restructuring is discussed in more detail in Note 4 (Restructuring Actions).

RESULTS OF OPERATIONS

Net Sales:

	2011			2010
	U.S.	Intl.	Worldwide	U.S.	Intl.	Worldwide
Net sales (millions)	$10,028	$19,583	$29,611	$9,210	$17,452	$26,662
% of worldwide sales	33.9%	66.1%		34.5%	65.5%
Components of net sales change:
Volume — organic	4.0%	3.5%	3.7%	7.0%	17.6%	13.7%
Volume — acquisitions	3.0	3.5	3.3	1.1	0.8	0.9
Price	1.9	0.5	1.0	0.1	(0.4)	(0.2)
Local-currency sales (including acquisitions)	8.9	7.5	8.0	8.2	18.0	14.4
Divestitures	—	—	—	—	(0.1)	(0.1)
Translation	—	4.7	3.1	—	1.5	1.0
Total sales change	8.9%	12.2%	11.1%	8.2%	19.4%	15.3%

In 2011, local-currency sales increased 8.0 percent. All major geographic areas showed local-currency sales increases, led by Latin America/Canada and the United States. Worldwide local-currency sales growth was led by Industrial and Transportation at 15.9 percent, Safety, Security and Protection Services at 11.8 percent, and Health Care at 8.4 percent. Acquisitions added 3.3 percent to worldwide growth and currency impacts benefited 2011 worldwide sales growth by 3.1 percent. Worldwide selling prices rose 1.0 percent in 2011, despite selling price declines in 3M’s optical systems business, where prices typically decline each year, which is common for the electronics’ industry. Selling prices in 3M’s non optical systems businesses increased by approximately 1.6 percent.

In 2010, local-currency sales increased 14.4 percent. All major geographic areas showed local-currency sales increases, led by Asia Pacific. Worldwide local-currency sales growth was led by Electro and Communications at 26.1 percent, Display and Graphics at 23 percent, Industrial and Transportation at 17.2 percent and Consumer and Office at 10 percent. Refer to the sections entitled “Performance by Business Segment” and “Performance by Geographic Area” later in MD&A for additional discussion of sales change.

Operating Expenses:

(Percent of net sales)	2011	2010	2009	2011 Versus 2010	2010 Versus 2009
Cost of sales	53.0%	51.9%	52.4%	1.1%	(0.5)%
Selling, general and administrative expenses	20.8	20.5	21.2	0.3	(0.7)
Research, development and related expenses	5.3	5.4	5.6	(0.1)	(0.2)
Operating income	20.9%	22.2%	20.8%	(1.3)%	1.4%

As discussed in the preceding overview section, 2009 included restructuring charges, partially offset by a gain on sale of real estate, which combined decreased operating income by $194 million, or 0.9 percent of net sales. There were no special items that impacted operating income in 2011 or 2010. The following tables summarize the 2009 special items by income statement caption.

	2009 Restructuring and Other Summary
(Millions)	Restructuring actions	Gain on sale of real estate	Total
Cost of sales	$110	$(15)	$95
Selling, general and administrative expenses	91	—	91
Research, development and related expenses	8	—	8
Total operating income penalty (benefit)	$209	$(15)	$194

Pension and postretirement expense increased in both 2011 and 2010. The year-on-year increase for 2011 compared to 2010, and 2010 compared to 2009, was $233 million and $99 million, respectively. These increases negatively impacted cost of sales; selling, general and administrative expenses (SG&A); and research, development and related expenses (R&D).

Cost of Sales:

Cost of sales includes manufacturing, engineering and freight costs. Cost of sales, measured as a percent of net sales, was 53.0 percent in 2011, an increase of 1.1 percentage points from 2010 levels. On a dollar basis, selling price increases largely offset raw material inflation for total year 2011, as selling prices increased 1 percent year-on-year and gross raw material prices increased approximately 4 percent year-on-year. However, measured as a percent of sales, selling price/gross raw material impacts accounted for approximately 0.5 percentage points of the cost of sales increase. As discussed in the preceding paragraph, cost of sales as a percent of net sales was also negatively impacted by higher pension and postretirement costs. These impacts were partially offset by organic sales volume growth of 3.7 percent.

Cost of sales, measured as a percent of net sales, was 51.9 percent in 2010, a decrease of 0.5 percentage points from 2009. A number of positive factors impacted year-on-year results. These factors included 13.7 percent growth in organic sales volume, improved factory utilization levels, along with cost savings related to prior years’ restructuring actions. In addition, 2009 included a penalty of 0.5 percentage points (as a percent of net sales) related to special items. As discussed in Note 4 (Restructuring Actions), in 2009, 3M recorded $209 million in restructuring charges, of which $110 million was recorded in cost of sales. This was partially offset by a $15 million gain on sale of a New Jersey roofing granule facility, which was also recorded in cost of sales. In addition, 3M decided to swap Venezuelan bolivars into U.S. dollars in 2009, given the economic conditions in Venezuela at that time, which also negatively impacted cost of sales in 2009. These year-on-year net benefits were partially offset by pricing impacts, as selling prices declined 0.2 percent year-on-year, and gross raw material prices increased approximately 2 percent year-on-year.

Selling, General and Administrative Expenses:

Selling, general and administrative (SG&A) expenses increased 13 percent in 2011 when compared to 2010, due to several factors. Approximately 5 percentage points of this growth in SG&A was due to increases from businesses acquired in the last twelve months, primarily related to SG&A spending for the Winterthur Technologie AG, Arizant Inc., Cogent Inc. and Attenti Holdings S.A. acquisitions. Another 3 percentage points of growth in 2011 SG&A was due to foreign exchange effects, which resulted in higher translated costs from 3M’s non-U.S. subsidiaries. Finally, 2011 SG&A increased in part due to higher year-on-year pension and postretirement expense and continued investments to support future growth, such as sales representatives, advertising and promotional investments. SG&A expenses, measured as a percent of net sales, increased 0.3 percentage points in 2011 compared to 2010.

Selling, general and administrative (SG&A) expenses increased 12 percent in 2010 when compared to 2009. In 2010, sales and marketing expenses increased 14 percent, which included advertising and promotion investment increases of over 20 percent in 2010, which helped drive sales volumes. In addition, 3M increased both sales coverage and its marketing strength, particularly in faster-growing emerging economies. In 2010, general and administrative costs remained under control, as these costs increased at approximately half the rate of 2010 sales growth. SG&A expenses, measured as a percent of net sales, decreased 0.7 percentage points in 2010 compared to 2009. As indicated in Note 4, restructuring expenses of $91 million were recorded in SG&A expenses in 2009. Measured as a percent of sales, these restructuring expenses increased 2009 SG&A expenses by 0.4 percentage points.

Research, Development and Related Expenses:

Research, development and related expenses (R&D) expense increased 9.5 percent in 2011 compared to 2010, and increased 11 percent in 2010 compared to 2009, as 3M continued to support its key growth initiatives. In 2011, R&D expense increased versus 2010 due to R&D related to businesses acquired in the last 12 months, foreign exchange effects, and higher pension and postretirement expense, in addition to 3M’s continued investment in new products. R&D, measured as a percent of sales, was 5.3 percent in 2011, compared to 5.4 percent in 2010 and 5.6 percent in 2009.

Operating Income:

3M uses operating income as one of its primary business segment performance measurement tools. Operating income was 20.9 percent of sales in 2011, compared to 22.2 percent of sales in 2010, primarily due to higher cost of sales (as a percent of sales) in 2011 when compared to 2010. Operating income was 20.8 percent of sales in 2009. 2009 was negatively impacted by restructuring expenses, net of a gain on sale of real estate, which on a combined basis decreased operating income by 0.9 percentage points ($194 million).

Interest Expense and Income:

(Millions)	2011	2010	2009
Interest expense	$186	$201	$219
Interest income	(39)	(38)	(37)
Total	$147	$163	$182

Interest Expense: Interest expense decreased in both 2011 and 2010, driven by lower average U.S. debt balances and lower interest rates.

Interest Income: In 2011, interest income increased slightly, as higher international cash balances and better investment yields were largely offset by a lower U.S. cash balance. In 2010, interest income also increased slightly, with higher average cash and cash equivalent balances largely offset by lower interest rates.

Provision for Income Taxes:

(Percent of pre-tax income)	2011	2010	2009
Effective tax rate	27.8%	27.7%	30.0%

The effective tax rate for 2011 was 27.8 percent, compared to 27.7 percent in 2010, an increase of 0.1 percent. The year-on-year change in international income taxes increased the effective tax rate for 2011 when compared to 2010 by approximately 2.5 percent, which includes a partial offsetting benefit from the corporate reorganization of a wholly owned international subsidiary in 2011. This 2.5 percent net increase was due primarily to certain 2010 tax benefits, which did not repeat in 2011, related to net operating losses partially offset by a valuation allowance resulting from the 2010 corporate alignment transactions that allowed the Company to increase its ownership of a foreign subsidiary. These transactions are described in the section of Note 6 entitled “Purchase and Sale of Subsidiary Shares and Transfers of Ownership Interests Involving Non-Wholly Owned Subsidiaries”. Other significant items impacting the year-on-year comparison include a one-time 2010 income tax charge of $84 million, which benefited the 2011 tax rate when compared to 2010 by 1.5 percent, as this charge did not repeat in 2011. This 2010 charge was a result of the March 2010 enactment of the Patient Protection and Affordable Care Act, including modifications made in the Health Care and Education Reconciliation Act of 2010. The Company’s effective tax rate also benefited during 2011 when compared to 2010 by approximately 0.7 percent from adjustments to its income tax reserves.

The effective tax rate for 2010 was 27.7 percent, compared to 30.0 percent in 2009, a decrease of 2.3 percent. This included an approximately 1.8 percent decrease related to the year-on-year change in international income taxes, due primarily to the corporate alignment transactions discussed above. Additionally, the Company’s effective tax rate benefited in 2010 compared to 2009 by approximately 1.3 percent from adjustments to its income tax reserves, and by approximately 0.9 percent from additional Domestic Manufacturer’s deductions. These benefits were partially offset by a 1.5 percent increase related to the one-time 2010 income tax charge of $84 million.

On December 17, 2010, the provision for the research and development credit was extended by the “2010 Tax Relief Act” for expenditures incurred up to December 31, 2011. The expiration of this research and development credit will have a negative impact on the effective tax rate in 2012 and forward if this credit is not extended in future years.

The company currently expects that its effective tax rate for total year 2012 will be approximately 29.5 percent. The rate can vary from quarter to quarter due to discrete items, such as the settlement of income tax audits and changes in tax laws, as well as recurring factors, such as the geographic mix of income before taxes.

Refer to Note 8 for further discussion of income taxes.

Net Income Attributable to Noncontrolling Interest:

(Millions)	2011	2010	2009
Net Income Attributable to Noncontrolling Interest	$74	$78	$51

Net income attributable to noncontrolling interest represents the elimination of the income or loss attributable to non-3M ownership interests in 3M consolidated entities. The changes in noncontrolling interest amounts are primarily related to Sumitomo 3M Limited (Japan), which is 3M’s most significant consolidated entity with non-3M ownership interests. As of December 31, 2011, 3M’s effective ownership in Sumitomo 3M Limited is 75 percent.

Currency Effects:

3M estimates that year-on-year currency effects, including hedging impacts, increased net income attributable to 3M by approximately $154 million in 2011 and increased net income attributable to 3M by approximately $15 million in 2010. This estimate includes the effect of translating profits from local currencies into U.S. dollars; the impact of currency fluctuations on the transfer of goods between 3M operations in the United States and abroad; and transaction gains and losses, including derivative instruments designed to reduce foreign currency exchange rate risks and the negative impact of swapping Venezuelan bolivars into U.S. dollars. 3M estimates that year-on-year derivative and other transaction gains and losses had an immaterial impact on net income attributable to 3M in 2011 and decreased net income attributable to 3M by approximately $115 million in 2010.

PERFORMANCE BY BUSINESS SEGMENT

Disclosures relating to 3M’s business segments are provided in Item 1, Business Segments. Financial information and other disclosures are provided in the Notes to the Consolidated Financial Statements. As discussed in Note 17 to the Consolidated Financial Statements, effective in the first quarter of 2011, 3M made certain product moves between its business segments in its continuing effort to drive growth by aligning businesses around markets and customers. Segment information presented herein reflects the impact of these changes for all periods presented. The reportable segments are Industrial and Transportation; Health Care; Consumer and Office; Safety, Security and Protection Services; Display and Graphics; and Electro and Communications. Information related to 3M’s business segments is presented in the tables that follow. Local-currency sales change amounts are separated into organic local-currency sales (which include both organic volume impacts plus selling price impacts) and acquisition impacts. The divestiture impact, translation impact and total sales change are also provided for each segment.

In addition to these six operating business segments, 3M assigns certain costs to “Corporate and Unallocated,” which is presented separately in the preceding business segments table and in Note 17. Corporate and unallocated includes a variety of miscellaneous items, such as corporate investment gains and losses, certain derivative gains and losses, certain insurance-related gains and losses, certain litigation and environmental expenses, corporate restructuring charges and certain under- or over-absorbed costs (e.g. pension, stock-based compensation) that the Company may choose not to allocate directly to its business segments. Because this category includes a variety of miscellaneous items, it is subject to fluctuation on a quarterly and annual basis. The primary item driving higher 2011 expenses when compared to 2010 relates to pension and postretirement expense, as a portion of the 2011 increase in these expenses was not allocated directly to the six operating business segments. The primary items driving higher 2010 expenses when compared to 2009 relates to increased pension and postretirement expense, in addition to increased stock-based compensation expense.

As discussed in the preceding overview and results of operations section, the combination of restructuring actions and other special items significantly impacted 2009 results. There were no special items that impacted operating income in 2011 or 2010. The following table summarizes special items by business segment.

	2009 Restructuring and Other Summary
(Millions)	Restructuring actions	Gain on sale of real estate	Total
Industrial and Transportation	$89	$—	$89
Health Care	20	—	20
Consumer and Office	13	—	13
Safety, Security and Protection Services	16	(15)	1
Display and Graphics	22	—	22
Electro and Communications	11	—	11
Corporate and Unallocated	38	—	38
Total operating income penalty (benefit)	$209	$(15)	$194

The following discusses total year results for 2011 compared to 2010, and also discusses 2010 compared to 2009, for each business segment.

Industrial and Transportation Business (34.0% of consolidated sales):

	2011	2010	2009
Sales (millions)	$10,073	$8,429	$7,120
Sales change analysis:
Organic local-currency sales (volume and price)	10.0%	17.0%	(12.8)%
Acquisitions	5.9	0.2	2.6
Local-currency sales	15.9%	17.2%	(10.2)%
Translation	3.6	1.2	(2.7)
Total sales change	19.5%	18.4%	(12.9)%

Operating income (millions)	$2,057	$1,754	$1,230
Percent change	17.3%	42.6%	(19.9)%
Percent of sales	20.4%	20.8%	17.3%

The Industrial and Transportation segment serves a broad range of markets, such as automotive original equipment manufacturer (OEM) and automotive aftermarket (auto body shops and retail), renewable energy, electronics, paper and packaging, food and beverage, and appliance. Industrial and Transportation products include tapes, a wide variety of coated and non-woven abrasives, adhesives, specialty materials, filtration products, energy control products, closure systems for personal hygiene products, acoustic systems products, and components and products that are used in the manufacture, repair and maintenance of automotive, marine, aircraft and specialty vehicles.

Year 2011 results:

Sales in Industrial and Transportation increased 19.5 percent to $10.1 billion. In local-currency terms, sales increased 15.9 percent, with 10.0 percent of this increase attributable to organic local-currency growth. Acquisitions increased sales by 5.9 percent, primarily driven by Winterthur and Alpha Beta (discussed below). Foreign currency impacts added 3.6 percent to 2011 sales growth. Geographically, local-currency sales increased in all major regions, led by Asia Pacific and Europe. Local-currency sales growth was broad-based across the portfolio, led by abrasives systems, renewable energy, aerospace and aircraft maintenance, industrial adhesives and tapes, and energy and advanced materials. In addition, despite the Japan and Thailand natural disasters, 3M also achieved growth in its automotive aftermarket and automotive OEM businesses.

3M continues to invest in its Industrial and Transportation business. In March 2011, 3M acquired a controlling interest in Winterthur via completion of a public tender offer. Winterthur, based in Zug, Switzerland, is a leading global supplier of precision grinding technology serving customers in the area of hard-to-grind precision applications in industrial, automotive, aircraft, and cutting tools. In addition, in February 2011, 3M completed its acquisition of the tape-related assets of Alpha Beta, a leading manufacturer of box sealing tape and masking tape headquartered in Taipei, Taiwan.

Operating income was $2.1 billion in 2011, 17.3 percent higher than 2010. 3M achieved operating income margins of 20.4 percent, even with continued investments to support growth.

Year 2010 results:

Sales in Industrial and Transportation increased 18.4 percent to $8.4 billion. In local-currency terms, sales increased 17.2 percent, driven almost entirely by organic volume. Foreign currency impacts added 1.2 percent to 2010 sales growth. Geographically, local-currency sales growth increased in all major geographic regions, led by Asia Pacific. Local-currency sales growth was broad-based across the portfolio, led by renewable energy, automotive OEM, energy and advanced materials, aerospace, abrasives systems, and industrial adhesives and tapes.

Operating income increased 43 percent to $1.8 billion in 2010, with operating income margins of 20.8 percent. In 2009, this business segment recorded charges of $89 million related to restructuring actions, with this charge comprised of employee-related liabilities for severance and benefits of $84 million and fixed asset impairments of $5 million.

Investment:

In March 2005, 3M’s automotive business completed the purchase of 19 percent of TI&M Beteiligungsgesellschaft mbH (TI&M) for approximately $55 million. TI&M is the parent company of I&T Innovation Technology Entwicklungsund Holding Aktiengesellschaft (I&T), an Austrian maker of flat flexible cable and circuitry. Pursuant to a

Shareholders Agreement, 3M marketed the firm’s flat flexible wiring systems for automotive interior applications to the global automotive market. I&T filed a petition for bankruptcy protection in August 2006. As part of its agreement to purchase the shares of TI&M, the Company was granted a put option, which gave the Company the right to sell back its entire ownership interest in TI&M to the other investors from whom 3M acquired its 19 percent interest. The put option became exercisable January 1, 2007. The Company exercised the put option and recovered approximately $25 million of its investment from one of the investors based in Belgium in February 2007. The other two TI&M investors from whom 3M purchased its shares have filed a bankruptcy petition in Austria. The Company has recovered approximately 6.7 million Euros through this bankruptcy process, which in addition to prior recoveries, results in a remaining investment balance of approximately 12 million Euros (approximately $15 million) as of December 31, 2011. The Company is pursuing recovery of the balance of its investment, first, from the bank that held the 3M purchase price paid to the two bankrupt investors and, to the extent not made whole, pursuant to the terms of the Share Purchase Agreement. The Company believes collection of its remaining investment is probable and, as a result, no impairment reserve has been recorded.

Health Care Business (17.0% of consolidated sales):

	2011	2010	2009
Sales (millions)	$5,031	$4,513	$4,282
Sales change analysis:
Organic local-currency sales (volume and price)	4.6%	4.1%	2.7%
Acquisitions	3.8	1.2	0.9
Local-currency sales	8.4%	5.3%	3.6%
Divestitures	—	(0.2)	—
Translation	3.1	0.3	(3.9)
Total sales change	11.5%	5.4%	(0.3)%

Operating income (millions)	$1,489	$1,362	$1,347
Percent change	9.3%	1.1%	14.9%
Percent of sales	29.6%	30.2%	31.4%

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

Year 2011 results:

Health Care sales increased 11.5 percent to $5.0 billion. Local-currency sales increased 8.4 percent, including 3.8 percent from acquisitions. Acquisition growth primarily related to Arizant Inc., a leading manufacturer of patient warming solutions designed to prevent hypothermia in surgical settings. Currency impacts increased sales by 3.1 percent in Health Care. On a geographic basis, all regions posted positive sales growth. Asia Pacific, Latin America/Canada, and Europe all reported sales growth of 10 percent or more, while the U.S. grew at 9 percent. Local currency sales growth was led by the infection prevention, health information systems, food safety, skin and wound care, and oral care businesses. Sales in the drug-delivery systems business increased in the fourth quarter of 2011 compared to the same period in 2010, but were down slightly for total-year 2011 when compared to 2010.

Operating income in Health Care increased 9.3 percent in 2011 to $1.5 billion. Operating income margins were 29.6 percent, compared to 30.2 percent in 2010, with this decrease due in part to growth investments in the health information systems and infection prevention businesses. 3M has also been investing in emerging markets over the past couple of years to improve market penetration levels. The year-on-year decline in operating income margins was also due in part to sales declines in drug delivery systems. 3M’s long-term expectation is that Health Care operating income margins will be in the high 20’s, as 3M continues to invest to grow this business.

Year 2010 results:

Health Care local-currency sales increased 5.3 percent, including a benefit of 1.2 percent from acquisitions, primarily related to the Arizant Inc. acquisition in the fourth quarter (discussed above). Currency impacts increased sales by 0.3 percent. On a geographic basis, all regions posted positive local-currency sales growth, led by Asia Pacific and Latin America/Canada. Local currency sales growth was broad-based, led by skin and wound care, drug delivery systems, health information systems, infection prevention and oral care.

Operating income increased 1.1 percent to $1.4 billion, and operating income margins were 30.2 percent. Health Care recorded charges of $20 million related to restructuring actions in 2009, with this charge comprised of employee-related liabilities for severance and benefits. Lower year-on-year H1N1-related sales penalized both sales and operating income in 2010.

Consumer and Office Business (14.0% of consolidated sales):

	2011	2010	2009
Sales (millions)	$4,153	$3,853	$3,471
Sales change analysis:
Organic local-currency sales (volume and price)	4.0	7.1%	(3.1)%
Acquisitions	1.4	2.9	2.6
Local-currency sales	5.4%	10.0%	(0.5)%
Translation	2.4	1.0	(2.5)
Total sales change	7.8%	11.0%	(3.0)%

Operating income (millions)	$840	$840	$748
Percent change	—%	12.3%	9.5%
Percent of sales	20.2%	21.8%	21.5%

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

Year 2011 results:

Sales in Consumer and Office increased 7.8 percent in 2011 to $4.2 billion, with all businesses posting positive sales growth. Local-currency sales increased 5.4 percent, which included 4.0 percent from organic growth and 1.4 percent from acquisitions. Acquisition growth was largely due to the October 2011 acquisition of the do-it-yourself and professional business of GPI Group and the April 2010 acquisition of the A-One branded label business and related operations. GPI is a manufacturer and marketer of home improvement products such as tapes, hooks, insulation and floor protection products and accessories. The addition of GPI’s products will expand 3M’s product portfolio in core and complementary categories in the construction and home improvement markets. A-One is the largest branded label business in Asia and the second largest worldwide. 3M also acquired Hybrivet Systems Inc. in the first quarter of 2011, a provider of instant-read products to detect lead and other contaminants and toxins. Foreign currency impacts contributed 2.4 percent to sales growth in the Consumer and Office segment. On a geographic basis, sales increased in all regions, led by Asia Pacific, Latin America/Canada and Europe, which all had sales growth rates in excess of 10 percent. U.S. sales also grew, albeit at a slower rate.

Consumer and Office operating income was flat when comparing 2011 to 2010, reflecting continued ongoing investments in developing economies in brand development and marketing and sales coverage. Even with these investments, Consumer and Office generated operating income margins of 20.2 percent.

In December 2011, 3M entered into a definitive agreement to acquire the Office and Consumer Products business of Avery Dennison Corp. for a total purchase price of approximately $550 million, subject to certain adjustments. The Office and Consumer Products business of Avery Dennison is a leading supplier of office and education products, including labels, binders, presentation products, filing and indexing products, writing instruments, and other office and home organization products. The transaction is expected to be completed in the second half of 2012, subject to customary closing conditions including any necessary regulatory approvals.

Year 2010 results:

Sales in Consumer and Office increased 11.0 percent in 2010 to $3.9 billion. Local-currency sales increased 10.0 percent, which included 7.1 percent from organic growth and 2.9 percent from acquisitions. Acquisition growth for 2010 was primarily comprised of the July 2009 acquisition of ACE® and related brands, which sells elastic bandage, supports and thermometer product lines through consumer channels in North America, and the April 2010 acquisition of the A-One branded label business (discussed above). In addition, the January 2010 acquisition of Incavas Industria de Cabos e Vassouras Ltda., a manufacturer of floor care products, contributed to acquisition sales growth. Foreign currency impacts added 1.0 percent to sales growth.

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

Safety, Security and Protection Services Business (12.9% of consolidated sales):

	2011	2010	2009
Sales (millions)	$3,821	$3,316	$3,076
Sales change analysis:
Organic local-currency sales (volume and price)	7.1	6.1	(4.9)
Acquisitions	4.7	1.2	2.3
Local-currency sales	11.8%	7.3%	(2.6)%
Divestitures	—	—	(0.9)
Translation	3.4	0.5	(4.4)
Total sales change	15.2%	7.8%	(7.9)%

Operating income (millions)	$814	$709	$728
Percent change	14.9%	(2.6)%	5.2%
Percent of sales	21.3%	21.4%	23.7%

The Safety, Security and Protection Services segment serves a broad range of markets that increase the safety, security and productivity of workers, facilities and systems. Major product offerings include personal protection products, cleaning and protection products for commercial establishments, safety and security products (including border and civil security solutions), roofing granules for asphalt shingles, corrosion protection products used in the oil and gas pipeline markets, and track and trace solutions. 3M’s Track and Trace Solutions utilize radio frequency identification (RFID) technology to provide a growing array of solutions.

Year 2011 results:

Safety, Security and Protection Services sales increased 15.2 percent in 2011. H1N1-related comparisons reduced 2011 sales growth by 2.5 percent, as 3M generated sales related to the H1N1 virus in the first three quarters of 2010. Even with this difficult comparison, local-currency sales growth was 11.8 percent, which included 4.7 percent growth from acquisitions. The acquisition benefit primarily related to Attenti Holdings S.A. and Cogent Inc. (which are discussed further below). Foreign currency effects added 3.4 percent to 2011 sales. All geographic regions posted positive sales growth, with sales growth led by Asia Pacific, Latin America/Canada, and the U.S. These three regions all had local-currency sales growth in excess of 15 percent.

Local-currency sales increased in all businesses. Sales dollar increases were largest in personal protection products, security systems, track and trace, building and commercial services, and corrosion protection. Sales growth in personal protection products, or more specifically, respiratory products, was hampered by H1N1-related comparisons, partially offset by some modest additional sales of personal protective equipment related to the cleanup efforts in Japan.

Operating income for 2011 rose 14.9 percent to $814 million. 3M achieved a 21.3 percent operating income margin, despite H1N1-related comparisons that negatively impacted results.

Year 2010 results:

Safety, Security and Protection Services sales increased 7.8 percent in 2010. Local-currency sales growth was 7.3 percent, which included a 1.2 percent benefit from acquisitions. Foreign exchange impacts added 0.5 percent to sales. The acquisition benefit primarily related to two fourth-quarter 2010 acquisitions, namely Attenti Holdings S.A. and Cogent Inc. Attenti Holdings S.A. is a supplier of remote people-monitoring technologies used for offender-monitoring applications and to assist eldercare facilities in monitoring and enhancing the safety of patients. Cogent Inc. is a provider of finger, palm, face and iris biometric systems for governments, law enforcement agencies, and commercial enterprises.

3M’s security systems business led 2010 sales growth, helped by strong organic volume and acquisition growth (Cogent Inc.) that drove local-currency growth of nearly 50 percent. Corrosion protection products, track and trace products (helped by acquisition growth related to Attenti Holdings S.A.) and building and commercial services also were strong contributors to sales growth. Sales of personal protection products increased in 2010, despite negative year-on-year impacts from H1N1. Industrial minerals sales also increased for the year, helped by a strong fourth quarter of 2010. Geographically, local-currency sales growth was broad-based, led by Latin America and Asia Pacific. Europe/Middle East/Africa sales growth was led by Central East Europe and Middle East/Africa.

Operating income for 2010 was $709 million, with a 21.4 percent operating income margin. Operating income declined 2.6 percent, penalized by year-on-year H1N1-related comparisons, which reduced Safety, Security and Protection Services sales growth rates by approximately 6 percent year-on-year. In addition, fourth-quarter 2010 acquisition-related costs also penalized operating income. In 2009, this business segment recorded charges of $16 million related to restructuring actions, with this charge comprised of employee-related liabilities for severance and benefits. This charge was largely offset by a gain of $15 million related to the sale of 3M’s New Jersey roofing granule facility.

In June 2009, 3M’s Security Systems Division was notified that the UK government decided to award its passport production to a competitor upon the expiration of 3M’s existing UK passport contract in October 2010. Refer to “Critical Accounting Estimates” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional discussion.

Display and Graphics Business (12.4% of consolidated sales):

	2011	2010	2009
Sales (millions)	$3,674	$3,884	$3,132
Sales change analysis:
Organic local-currency sales (volume and price)	(7.5)%	23.0%	(5.6)%
Acquisitions	0.1	—	2.8
Local-currency sales	(7.4)%	23.0%	(2.8)%
Translation	2.0	1.0	(1.4)
Total sales change	(5.4)%	24.0%	(4.2)%

Operating income (millions)	$788	$946	$590
Percent change	(16.6)%	60.3%	1.3%
Percent of sales	21.5%	24.4%	18.8%

The Display and Graphics segment serves markets that include electronic display, traffic safety and commercial graphics. This segment includes optical film solutions for LCD electronic displays; computer screen filters; reflective sheeting for transportation safety; commercial graphics sheeting and systems; architectural surface and lighting solutions; and mobile interactive solutions, including mobile display technology, visual systems products, and computer privacy filters. The optical film business provides films that serve numerous market segments of the electronic display industry. 3M provides distinct products for five market segments, including products for: 1) LCD computer monitors 2) LCD televisions 3) handheld devices such as cellular phones and tablets 4) notebook PCs and 5) automotive displays. The optical business includes a number of different products that are protected by various patents and groups of patents. These patents provide varying levels of exclusivity to 3M for a number of such products. As some of 3M’s optical film patents begin to expire in the next few years, 3M will likely see more competition in these products. 3M continues to innovate in the area of optical films and files patents on its new technology and products. 3M’s proprietary manufacturing technology and know-how also provide a competitive advantage to 3M independent of its patents.

Year 2011 results:

Sales in Display and Graphics were $3.7 billion in 2011, a decline of 5.4 percent in U.S. dollars. Sales in local currency declined 7.4 percent, which was largely organic. Foreign currency impacts increased sales by 2.0 percent. Optical Systems sales decreased 17 percent due to lower year-on-year LCD TV-related sales over the last three quarters of 2011. Sales grew in commercial graphics and architectural markets. Traffic safety systems also posted sales growth, which was all currency related. Sales increased in Latin America/Canada and the U.S., but declined in Europe. Sales also declined in Asia Pacific, where the decline in optical systems sales was a major factor.

Operating income in 2011 totaled $788 million, down 16.6 percent from 2010. 3M achieved 21.5 percent operating income margins in this business segment, as productivity improvements helped to partially offset negative impacts from lower sales of optical films for LCD TVs, impacted by LCD TV volume reductions, as well as continued LCD selling price declines.

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

Electro and Communications Business (11.2% of consolidated sales):

	2011	2010	2009
Sales (millions)	$3,306	$3,043	$2,387
Sales change analysis:
Organic local-currency sales (volume and price)	5.2	26.1%	(17.9)%
Acquisitions	0.1	—	0.5
Local-currency sales	5.3%	26.1%	(17.4)%
Divestitures	—	(0.4)	(0.2)
Translation	3.3	1.8	(1.6)
Total sales change	8.6%	27.5%	(19.2)%

Operating income (millions)	$712	$670	$351
Percent change	6.2%	90.6%	(38.8)%
Percent of sales	21.5%	22.0%	14.7%

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

Year 2011 results:

Electro and Communications sales were $3.3 billion in 2011, an increase of 8.6 percent in U.S. dollars and 5.3 percent in local currency. Foreign currency impacts added 3.3 percent to 2011 sales growth. Sales expanded in all geographic regions, led by greater than 10 percent sales increases in both Europe and Latin America/Canada. From a business standpoint, sales growth was led by 3M’s electronics markets materials business and the electrical markets business. The telecom business also posted solid sales growth, while sales declined in the electronic solutions business.

Operating income increased 6.2 percent to $712 million in 2011, driven by higher year-on-year sales growth. Operating income margins were 21.5 percent, slightly lower than 2010.

Year 2010 results:

Electro and Communications sales were $3.0 billion in 2010, an increase of 27.5 percent in U.S. dollars and 26.1 percent in local currency. Foreign currency impacts added 1.8 percent to 2010 sales growth, while divestiture impacts reduced sales by 0.4 percent. Sales expanded in all geographic regions, led by Asia Pacific and the United States. Sales growth was led by the electronics markets materials, electronic solutions and touch systems businesses, which each had local-currency sales growth of greater than 25 percent. 3M also saw strong growth in the electrical markets business. 3M’s telecom infrastructure-related business increased slightly year-on-year.

Operating income was $670 million in 2010, or 22.0 percent of sales, which was significantly improved versus 2009 as the consumer electronic-related businesses showed significant year-on-year improvements. In 2009, this business segment recorded charges of $11 million related to restructuring actions, with this charge comprised of employee-related liabilities for severance and benefits.

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

A summary of key information and discussion related to 3M’s geographic areas follow:

	2011
	United States	Asia Pacific	Europe, Middle East and Africa	Latin America/ Canada	Other Unallocated	Worldwide
Net sales (millions)	$10,028	$9,108	$7,076	$3,411	$(12)	$29,611
% of worldwide sales	33.9%	30.7%	23.9%	11.5%	—	100.0%
Components of net sales change:
Volume — organic	4.0%	3.5%	1.6%	7.4%	—	3.7%
Price	1.9	(1.4)	1.6	3.5	—	1.0
Organic local-currency sales	5.9	2.1	3.2	10.9	—	4.7
Acquisitions	3.0	3.5	4.6	1.1	—	3.3
Local-currency sales	8.9	5.6	7.8	12.0	—	8.0
Translation	—	4.7	5.3	3.6	—	3.1
Total sales change	8.9%	10.3%	13.1%	15.6%	—	11.1%

Operating income (millions)	$1,629	$2,523	$1,150	$896	$(20)	$6,178
Percent change	(0.4)%	5.1%	3.4%	12.3%	—	4.4%

For total year 2011, as shown in the preceding table, sales rose 11.1 percent, with organic volume increases of 3.7 percent, selling price increases of 1.0 percent, acquisitions of 3.3 percent, and foreign currency effects of 3.1 percent. Every major geographic region expanded sales, with total sales in Latin America/Canada up 15.6 percent, Europe, Middle East and Africa up 13.1 percent, Asia Pacific up 10.3 percent, and the United States up 8.9 percent. For 2011, international operations represented 66.1 percent of 3M’s sales.

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

For total year 2010, as shown in the preceding table, sales rose 15.3 percent, driven largely by organic volume increases of 13.7 percent. Every major geographic region expanded sales, with total sales in Asia Pacific up 34.9 percent, Latin America/Canada up 17.2 percent, the United States up 8.2 percent, and Europe, Middle East and Africa up 4.8 percent. Investments in innovation and new product development, sales and marketing capability and localized manufacturing created new growth opportunities in adjacent market spaces. For 2010, international operations represented 65.5 percent of 3M’s sales.

Geographic Area Supplemental Information

(Millions,	Employees as of December 31,			Capital Spending			Property, Plant and Equipment — net
except Employees)	2011	2010	2009	2011	2010	2009	2011	2010

United States	33,128	32,955	31,513	$688	$569	$464	$3,979	$3,888
Asia Pacific	18,015	16,324	13,834	409	290	215	1,887	1,605
Europe, Middle East and Africa	20,113	18,120	17,743	180	151	162	1,271	1,239
Latin America and Canada	12,942	12,658	11,745	102	81	62	529	547
Total Company	84,198	80,057	74,835	$1,379	$1,091	$903	$7,666	$7,279

Employment:

At December 31, 2011, employment increased by 4,141 positions since year-end 2010, largely driven by acquisitions (estimated 2,250 full-time equivalents) and additions in developing economies. At December 31, 2010, employment increased by 5,222 positions since year-end 2009, largely driven by acquisitions (estimated 1,850 full-time equivalents) and additions in developing economies.

Capital Spending/Net Property, Plant and Equipment:

Capital expenditures were $1.379 billion in 2011, compared to $1.091 billion in 2010 and $903 million in 2009. The Company expects 2012 capital spending to be approximately $1.3 to $1.5 billion as 3M continues to invest in capacity for future growth. In 2011, a large portion of the investment is addressing supply constraints in a number of businesses with significant growth potential, such as renewable energy, traffic signage in developing economies, and optically clear adhesives and glass bubbles. In addition, spending on some of the following 2010 capital projects carried forward into 2011. In 2010, in the U.S., 3M invested in film manufacturing assets for optical systems and other non-optical businesses which use similar technology. In 2010, 3M also increased capacity at its multi-purpose manufacturing facility in Singapore and invested in optical film capacity in Korea. Lastly, in 2010, investments in the Industrial and Transportation business included solar energy in the U.S. and industrial adhesives and tapes in China.

In 2009, in response to then-difficult global economic conditions, the Company reduced its capital spending significantly.

3M is striving to increase its manufacturing and sourcing capacity outside the United States in order to more closely align its production capability with its sales in major geographic regions. The initiative is expected to help improve customer service, lower transportation costs, and reduce working capital requirements.

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

Legal Proceedings:

The categories of claims for which the Company has a probable and estimable liability, the amount of its liability accruals, and the estimates of its related insurance receivables are critical accounting estimates related to legal proceedings. Please refer to the section entitled “Process for Disclosure and Recording of Liabilities and Insurance Receivables Related to Legal Proceedings” (contained in “Legal Proceedings” in Note 14) for additional information about such estimates.

Pension and Postretirement Obligations:

3M has various company-sponsored retirement plans covering substantially all U.S. employees and many employees outside the United States. The U.S. defined-benefit pension plan was closed to new participants effective January 1, 2009. The Company accounts for its defined benefit pension and postretirement health care and life insurance benefit plans in accordance with Accounting Standard Codification (ASC) 715, Compensation — Retirement Benefits,  in measuring plan assets and benefit obligations and in determining the amount of net periodic benefit cost. ASC 715 requires employers to recognize the underfunded or overfunded status of a defined benefit pension or postretirement plan as an asset or liability in its statement of financial position and recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income, which is a component of stockholders’ equity. While the company believes the valuation methods used to determine the fair value of plan assets are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

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

The Company determines the discount rate used to measure plan liabilities as of the December 31 measurement date for its pension and postretirement benefit plans. The discount rate reflects the current rate at which the associated liabilities could be effectively settled at the end of the year. The Company sets its rate to reflect the yield of a portfolio of high quality, fixed-income debt instruments that would produce cash flows sufficient in timing and amount to settle projected future benefits. Using this methodology, the Company determined a discount rate of 4.15% for U.S. pension and 4.04% for U.S. postretirement benefits to be appropriate as of December 31, 2011, which represents a decrease from the 5.23% and 5.09% rates, respectively, used as of December 31, 2010. The weighted average discount rate for international pension plans as of December 31, 2011 was 4.58%, a decrease from the 5.04% rate used as of December 31, 2010.

A significant element in determining the Company’s pension expense in accordance with ASC 715 is the expected return on plan assets, which is based on historical results for similar allocations among asset classes. For the U.S. pension plan, the 2012 expected long-term rate of return on an annualized basis for 2012 is 8.25%, a 0.25% decrease from 2011. Refer to Note 11 for information on how the 2012 rate was determined. Return on assets assumptions for international pension and other post-retirement benefit plans are calculated on a plan-by-plan basis using plan asset allocations and expected long-term rate of return assumptions. The weighted average expected return for the international pension plan is 6.38% for 2012, compared to 6.58% for 2011.

For the year ended December 31, 2011, the Company recognized total consolidated pre-tax pension and postretirement expense (after settlements, curtailments and special termination benefits) of $555 million, up from $322 million in 2010. Pension and postretirement expense (before settlements, curtailments and special termination benefits) is anticipated to increase to approximately $644 million in 2012, an increase of $89 million compared to 2011. For the pension plans, holding all other factors constant, a 0.25 percentage point increase/decrease in the expected long-term rate of return on plan assets would decrease/increase 2012 pension expense by approximately $30 million for U.S. pension plans and approximately $12 million for international pension plans. Also, holding all other factors constant, a 0.25 percentage point increase in the discount rate used to measure plan liabilities would decrease 2012 pension expense by approximately $37 million for U.S. pension plans and approximately $16 million for international pension plans. In addition, a 0.25 percentage point decrease in the discount rate used to measure plan liabilities would increase 2012 pension expense by approximately $39 million for U.S. pension plans and approximately $19 million for international pension plans.

Asset Impairments:

As of December 31, 2011, net property, plant and equipment totaled $7.7 billion and net identifiable intangible assets totaled $1.9 billion. Management makes estimates and assumptions in preparing the consolidated financial statements for which actual results will emerge over long periods of time. This includes the recoverability of long-lived assets employed in the business, including assets of acquired businesses. These estimates and assumptions are closely monitored by management and periodically adjusted as circumstances warrant. For instance, expected asset lives may be shortened or an impairment recorded based on a change in the expected use of the asset or performance of the related asset group. Impairments recorded in 2009 related to restructuring actions are discussed in Note 4.

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

3M goodwill totaled approximately $7.0 billion as of December 31, 2011. 3M’s annual goodwill impairment testing is performed in the fourth quarter of each year. Impairment testing for goodwill is done at a reporting unit level, with all goodwill assigned to a reporting unit. Reporting units are one level below the business segment level (3M has six business segments at December 31, 2011), but can be combined when reporting units within the same segment have similar economic characteristics. At 3M, reporting units generally correspond to a division. 3M did not combine any of its reporting units for impairment testing.

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

As discussed in Note 17 to the Consolidated Financial Statements, effective in the first quarter of 2011, 3M made certain product moves between its business segments. For those changes that resulted in reporting unit changes, the Company applied the relative fair value method to determine the impact to reporting units. During the first quarter of 2011, the Company completed its assessment of any potential goodwill impairment for reporting units impacted by this new structure and determined that no impairment existed. The discussion that follows relates to the separate fourth quarter 2011 annual impairment test and is in the context of the segment structure that existed at that time.

As of September 30, 2011, 3M had 38 primary reporting units, with ten reporting units accounting for approximately 76 percent of the goodwill. These ten reporting units were comprised of the following divisions: 3M Purification Inc., Occupational Health and Environmental Safety, Optical Systems, Infection Prevention, Security Systems, 3M ESPE, Industrial Adhesives and Tapes, Communication Markets, Abrasive Systems and Health Information Systems.

The fair values for 3M Purification Inc. and Optical Systems, based on fourth quarter 2011 testing, were both in excess of carrying value by approximately 35 percent, while Security Systems was in excess of carrying value by 38 percent, all with no impairment indicated. As part of its annual impairment testing in the fourth quarter, 3M used a weighted-average discounted cash flow analysis for these divisions, using projected cash flows that were weighted based on different sales growth and terminal value assumptions, among other factors. The weighting was based on management’s estimates of the likelihood of each scenario occurring. The fair values for all other significant reporting units were in excess of carrying value by more than 40 percent.

In 2011, 3M primarily used an industry price-earnings ratio approach, but also used a discounted cash flows approach for certain reporting units, to determine fair values. Goodwill is testing for impairment annually in the fourth quarter of each year. Based on fourth-quarter 2011 testing, 3M’s estimated fair value when valuing each reporting unit individually would aggregate to approximately $68 billion, implying a control premium of 35 percent when compared to 3M’s market value of approximately $50 billion at September 30, 2011. At December 31, 2011, 3M’s market value was approximately $57 billion, implying a control premium of 19 percent. The control premium is defined as the sum of the individual reporting units estimated market values compared to 3M’s total Company estimated fair value, with the sum of the individual values typically being larger than the value for the total Company. 3M’s market value at both September 30, 2011 and December 31, 2011 was significantly in excess of its equity of approximately $17 billion and $16 billion, respectively. 3M is an integrated materials enterprise, thus; many of 3M’s businesses could not easily be sold on a stand-alone basis. Based on its annual test in the fourth quarter of 2011, no goodwill impairment was indicated for any of the reporting units.

Factors which could result in future impairment charges, among others, include changes in worldwide economic conditions, changes in competitive conditions and customer preferences, and fluctuations in foreign currency exchange rates. These risk factors are discussed in Item 1A, “Risk Factors,” of this document. As of December 31, 2011, 3M had approximately $1 billion of goodwill related to 3M Purification Inc., $750 million related to Optical Systems and $500 million related to Security Systems. If future non-cash asset impairment charges are taken, 3M would expect that only a portion of the long-lived assets or goodwill would be impaired. 3M will continue to monitor its reporting units in 2012 for any triggering events or other indicators of impairment.

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

FINANCIAL CONDITION AND LIQUIDITY

As indicated in the following table, at December 31, 2011, 3M had $4.576 billion of cash, cash equivalents, and marketable securities and $5.166 billion of debt. Debt included $4.484 billion of long-term debt, $563 million related to the current portion of long-term debt and short-term borrowings of $119 million. The strength of 3M’s capital structure and consistency of its cash flows provide 3M reliable access to capital markets. Additionally, the Company’s maturity profile is staggered to ensure refinancing needs in any given year are reasonable in proportion to the total portfolio. The Company has an AA- credit rating, with a stable outlook, from Standard & Poor’s and an Aa2 credit rating, with a stable outlook, from Moody’s Investors Service.

The Company generates significant ongoing cash flow, which has been used, in part, to pay dividends on 3M common stock, for acquisitions, and to fund share repurchase activities. As discussed in Note 2, in 2011 3M acquired Winterthur Technologie AG and other acquisitions for approximately $700 million (including purchases of noncontrolling interest). In addition, in the fourth quarter of 2010, the Company purchased Arizant Inc., Attenti Holdings S.A. and Cogent Inc. As a result, cash outflows (including repayment of acquired debt, but net of cash and marketable securities acquired) for these three acquisitions totaled approximately $1.4 billion. 3M was able to complete these acquisitions without increasing debt balances, while maintaining a strong cash, cash equivalents and marketable securities position.

At December 31
(Millions)	2011	2010

Total Debt	$5,166	$5,452
Less: Cash, cash equivalents and marketable securities	4,576	5,018
Net Debt	$590	$434

The Company defines net debt as total debt less cash, cash equivalents and marketable securities. 3M considers net debt to be an important measure of liquidity and its ability to meet ongoing obligations. This measure is not defined under U.S. generally accepted accounting principles and may not be computed the same as similarly titled measures used by other companies.

Cash, cash equivalents and marketable securities at December 31, 2011 totaled approximately $4.6 billion, helped by cash flows from operating activities of $5.3 billion. The Company has sufficient liquidity to meet currently anticipated growth plans, including capital expenditures, working capital investments and acquisitions. At December 31, 2011 and 2010, cash and current marketable securities internationally totaled $2.4 billion and $2.3 billion, respectively, and in the United States totaled $1.3 billion and $2.2 billion, respectively. Cash available in the United States has historically been sufficient to fund dividend payments to shareholders and share repurchases, in addition to funding U.S. acquisitions, U.S. capital spending, U.S. pension/other postemployment benefit contributions, and other items as needed. For those international earnings considered to be reinvested indefinitely, the Company currently has no intention to repatriate these funds. If these international funds are needed for operations in the U.S., 3M would be required to accrue and pay U.S. taxes to repatriate these funds. However, for the international funds considered to be reinvested indefinitely, 3M’s current plans do not indicate a need to repatriate these funds for U.S. operations. Refer to Note 8 for additional information on unremitted earnings attributable to international companies that have been considered to be reinvested indefinitely.

The Company’s financial condition and liquidity are strong. Various assets and liabilities, including cash and short-term debt, can fluctuate significantly from month to month depending on short-term liquidity needs. Working capital (defined as current assets minus current liabilities) totaled $6.799 billion at December 31, 2011, compared with $6.126 billion at December 31, 2010, an increase of $673 million. Working capital increases were primarily attributable to a decrease in the current portion of long-term debt ($622 million), as increases in short-term marketable securities, accounts receivables, inventories and other current assets were largely offset by decreases in cash and cash equivalents.

Primary short-term liquidity needs are met through cash on hand, U.S. commercial paper and euro commercial paper issuances. The Company maintains a commercial paper program that allows 3M to have a maximum of $3 billion outstanding with a maximum maturity of 397 days from date of issuance. As of December 31, 2011 and 2010, 3M had no outstanding commercial paper. The Company believes it is unlikely that its access to the commercial paper market will be restricted.

In August 2011, 3M entered into a $1.5 billion, five-year multi-currency revolving credit agreement, which replaced the existing agreement that was due to expire in April 2012. This credit agreement includes a provision under which 3M may request an increase of up to $500 million, bringing the total facility up to $2 billion (at the lenders’ discretion). This facility was undrawn at December 31, 2011. Also, in August 2011, 3M entered into a $200 million, one-year committed line/letter of credit agreement with HSBC Bank USA. This agreement replaced the sublimit for letters of credit that was previously encompassed in the $1.5 billion five-year facility. As of December 31, 2011, available committed credit facilities, including the preceding $1.5 billion five-year credit facility and $200 million facility, totaled approximately $1.785 billion worldwide. The amount utilized against these credit facilities totaled $147 million as of December 31, 2011. This included $121 million in letters of credit issued under the $200 million facility, $18 million in international lines of credit and $8 million in U.S. lines of credit outstanding with other banking partners. An additional approximately $100 million in stand-alone letters of credit was also issued and outstanding at December 31, 2011. These lines/letters of credit are utilized in connection with normal business activities. Under both the $1.5 billion and $200 million credit agreements, the Company is required to maintain its EBITDA to Interest Ratio as of the end of each fiscal quarter at not less than 3.0 to 1. This is calculated (as defined in the agreement) as the ratio of consolidated total EBITDA for the four consecutive quarters then ended to total interest expense on all funded debt for the same period. At December 31, 2011, this ratio was approximately 40 to 1. Debt covenants do not restrict the payment of dividends.

The Company has a “well-known seasoned issuer” shelf registration statement, effective August 5, 2011, which registers an indeterminate amount of debt or equity securities for future sales. The Company intends to use the proceeds from future securities sales off this shelf for general corporate purposes. This replaced 3M’s previous shelf registration dated February 17, 2009. In September 2011, in connection with the August 5, 2011 “well-known seasoned issuer” registration statement, 3M established a $3 billion medium-term notes program (Series F), from which 3M issued a five-year $1 billion fixed rate note with a coupon rate of 1.375%. Proceeds were used for general corporate purposes, including repayment in November 2011 of $800 million (principal amount) of medium-term notes.

In connection with a prior “well-known seasoned issuer” shelf registration, in June 2007 the Company established a $3 billion medium-term notes program. Three debt securities have been issued under this medium-term notes program. First, in December 2007, 3M issued a five-year, $500 million, fixed rate note with a coupon rate of 4.65%. Second, in August 2008, 3M issued a five-year, $850 million, fixed rate note with a coupon rate of 4.375%. Third, in October 2008, the Company issued a three-year $800 million, fixed rate note with a coupon rate of 4.50%. The Company entered into interest rate swaps to convert this $800 million note to a floating rate. This three-year fixed rate note and related interest rate swaps matured in the fourth quarter of 2011.

3M’s cash and cash equivalents balance at December 31, 2011 totaled $2.219 billion, with an additional $2.357 billion in current and long-term marketable securities. 3M’s strong balance sheet and liquidity provide the Company with significant flexibility to take advantage of numerous opportunities going forward. The Company will continue to invest in its operations to drive growth, including continual review of acquisition opportunities. 3M paid dividends of $1.555 billion in 2011, and has a long history of dividend increases. In February 2012, 3M’s Board of Directors increased the quarterly dividend on 3M common stock by 7.3 percent to 59 cents per share, equivalent to an annual dividend of $2.36 per share. In February 2011, 3M’s Board of Directors also authorized the repurchase of up to $7.0 billion of 3M’s outstanding common stock, replacing the Company’s existing repurchase program. This authorization has no pre-established end date.

In 2012, the Company plans to contribute an amount in the range of $800 million to $1 billion of cash to its U.S. and international pension and postretirement plans, with approximately $300 million in each of the first and second quarters. The Company does not have a required minimum cash pension contribution obligation for its U.S. plans in 2012. Therefore, the amount of the anticipated discretionary contribution could vary significantly depending on the U.S. qualified plans’ funded status as of the 2012 measurement date and the anticipated tax deductibility of the contribution. Future contributions will also depend on market conditions, interest rates and other factors. 3M believes its strong cash flow and balance sheet will allow it to fund future pension needs without compromising growth opportunities.

The Company uses various working capital measures that place emphasis and focus on certain working capital assets and liabilities. These measures are not defined under U.S. generally accepted accounting principles and may not be computed the same as similarly titled measures used by other companies. One of the primary working capital measures 3M uses is a combined index, which includes accounts receivable, inventory and accounts payable. This combined index (defined as quarterly net sales — fourth quarter at year-end — multiplied by four, divided by ending net accounts receivable plus inventory less accounts payable) was 5.0 at December 31, 2011, a decline from 5.3 at December 31, 2010. Receivables increased $252 million, or 7.0 percent, compared with December 31, 2010, with higher December 2011 sales compared to December 2010 sales contributing to this increase. In addition, acquisitions increased accounts receivable by $106 million and currency translation decreased accounts receivable by $59 million. Inventories increased $261 million, or 8.3 percent, compared with December 31, 2010. The inventory increases are partially attributable to the increase in demand in 2011. In addition, acquisitions increased inventories by $128 million year-on-year, while currency translation decreased inventories by $18 million. Accounts payable decreased $19 million compared with December 31, 2010. Acquisitions increased the accounts payable balance by $68 million, while currency translation decreased accounts payable by $5 million.

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

The Company revised the amounts previously presented for cash used in investing activities and cash used in financing activities during 2010 by $63 million. This revision related to purchases of additional shares (noncontrolling interest) of non-wholly owned consolidated subsidiaries. These immaterial revisions increased cash used in financing activities and decreased cash used in investing activities.

Cash Flows from Operating Activities:

Years ended December 31
(Millions)	2011	2010	2009

Net income including noncontrolling interest	$4,357	$4,163	$3,244
Depreciation and amortization	1,236	1,120	1,157
Company pension contributions	(517)	(556)	(659)
Company postretirement contributions	(65)	(62)	(133)
Company pension expense	449	271	176
Company postretirement expense	106	51	47
Stock-based compensation expense	253	274	217
Income taxes (deferred and accrued income taxes)	132	85	554
Excess tax benefits from stock-based compensation	(53)	(53)	(14)
Accounts receivable	(205)	(189)	55
Inventories	(196)	(404)	453
Accounts payable	(83)	146	109
Product and other insurance receivables and claims	9	49	64
Other — net	(139)	279	(329)
Net cash provided by operating activities	$5,284	$5,174	$4,941

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

In 2011, cash flows provided by operating activities increased $110 million compared to 2010. The main positive contribution to operating cash flows related to year-on-year increases in net income including noncontrolling interest. Two primary items reduced operating cash flows. First, 3M invested in working capital (which includes accounts receivable, inventories and accounts payable) in support of its growth. Working capital increased $484 million in 2011, with higher December 2011 sales compared to December 2010 sales contributing to this increase. This compared to working capital increases of $447 million in 2010. Second, “Other-net” decreased cash flows by $139 million in 2011 compared to an increase of $279 million in 2010. The category, “Other-net,” in the preceding table reflects changes in other asset and liability accounts, such as a decrease in accrued payroll amounts in 2011 related to certain annual incentives, which reduced liabilities.

In 2010, cash flows provided by operating activities increased $233 million compared to 2009. The main positive contribution to operating cash flows related to year-on-year increases in net income including noncontrolling interest.

Operating cash flows were reduced by working capital increases of $447 million in 2010, compared to working capital decreases of $617 million in 2009. 3M defines working capital as accounts receivable, inventories and accounts payable. These working capital increases were partially attributable to the rapid increase in demand in 2010. In addition, operating cash flows in 2009 benefited from changes in deferred and accrued income taxes.

Free Cash Flow (non-GAAP measure):

In addition, to net cash provided by operating activities, 3M uses free cash flow as a useful measure of performance and as an indication of the strength of the Company and its ability to generate cash. 3M defines free cash flow as net cash provided by operating activities less purchases of property, plant and equipment (which is classified as an investing activity). Free cash flow is not defined under U.S. generally accepted accounting principles (GAAP). Therefore, it should not be considered a substitute for income or cash flow data prepared in accordance with U.S. GAAP and may not be comparable to similarly titled measures used by other companies. It should not be inferred that the entire free cash flow amount is available for discretionary expenditures. Below find a recap of free cash flow for 2011, 2010 and 2009.

Years ended December 31
(Millions)	2011	2010	2009

Net cash provided by operating activities	$5,284	$5,174	$4,941
Purchases of property, plant and equipment (PP&E)	(1,379)	(1,091)	(903)
Free Cash Flow	$3,905	$4,083	$4,038

Cash Flows from Investing Activities:

Years ended December 31
(Millions)	2011	2010	2009
Purchases of property, plant and equipment (PP&E)	$(1,379)	$(1,091)	$(903)
Proceeds from sale of PP&E and other assets	55	25	74
Acquisitions, net of cash acquired	(649)	(1,830)	(69)
Purchases and proceeds from sale or maturities of marketable securities and investments — net	(745)	273	(839)
Other investing activities	—	(3)	5
Net cash used in investing activities	$(2,718)	$(2,626)	$(1,732)

Investments in property, plant and equipment enable growth across many diverse markets, helping to meet product demand and increasing manufacturing efficiency. Capital spending increased to $1.379 billion in 2011, compared to $1.091 billion in 2010 and $903 million in 2009. The Company expects 2012 capital spending to be approximately $1.3 to $1.5 billion as 3M continues to invest in capacity for future growth. In 2011, a large portion of this investment is addressing supply constraints in a number of businesses with significant growth potential, such as renewable energy, traffic signage in developing economies, and optically clear adhesives and glass bubbles. In addition, some of the following 2010 capital projects carried forward into 2011. In 2010, in the U.S., 3M invested in film manufacturing assets for optical systems and other non-optical businesses which use similar technology. Also, in 2010, 3M increased capacity at its multi-purpose manufacturing facility in Singapore and invested in optical film capacity in Korea. Lastly, in 2010, investments in the Industrial and Transportation business included solar energy in the U.S. and industrial adhesives and tapes in China. In 2009, in response to then-difficult global economic conditions, the Company reduced its capital spending significantly.

Refer to Note 2 for information on acquisitions. The Company is actively considering additional acquisitions, investments and strategic alliances, and from time to time may also divest certain businesses.

Purchases of marketable securities and investments and proceeds from sale (or maturities) of marketable securities and investments are primarily attributable to asset-backed securities, agency securities, corporate medium-term note securities and other securities, which are classified as available-for-sale. Interest rate risk and credit risk related to the underlying collateral may impact the value of investments in asset-backed securities, while factors such as general conditions in the overall credit market and the nature of the underlying collateral may affect the liquidity of investments in asset-backed securities. The coupon interest rates for asset-backed securities are either fixed rate or floating. Floating rate coupons reset monthly or quarterly based upon the corresponding monthly or quarterly LIBOR rate. Each individual floating rate security has a coupon based upon the respective LIBOR rate +/- an amount reflective of the credit risk of the issuer and the underlying collateral on the original issue date. Terms of the reset are unique to individual securities. Fixed rate coupons are established at the time the security is issued and are based upon a spread to a related maturity treasury bond. The spread against the treasury bond is reflective of the credit risk of the issuer and the underlying collateral on the original issue date. 3M does not currently expect risk related to its holdings in asset-backed securities to materially impact its financial condition or liquidity. Refer to Note 9 for more details about 3M’s diversified marketable securities portfolio, which totaled $2.357 billion as of December 31, 2011. Additional purchases of investments include additional survivor benefit insurance and equity investments.

Cash Flows from Financing Activities:

Years ended December 31
(Millions)	2011	2010	2009

Change in short-term debt — net	$11	$(24)	$(536)
Repayment of debt (maturities greater than 90 days)	(1,429)	(556)	(519)
Proceeds from debt (maturities greater than 90 days)	1,111	108	41
Total cash change in debt	$(307)	$(472)	$(1,014)
Purchases of treasury stock	(2,701)	(854)	(17)
Reissuances of treasury stock	902	666	431
Dividends paid to shareholders	(1,555)	(1,500)	(1,431)
Excess tax benefits from stock-based compensation	53	53	14
Other — net	(67)	(77)	3
Net cash used in financing activities	$(3,675)	$(2,184)	$(2,014)

Total debt at December 31, 2011 was $5.2 billion, compared to $5.5 billion at year-end 2010 and $5.7 billion at year-end 2009. Total debt was 25 percent of total capital (total capital is defined as debt plus equity) at both year-end 2011 and year-end 2010, compared with 30 percent at year-end 2009. The net change in short-term debt is typically due to commercial paper activity and international borrowings. In 2011, major items in repayment of debt (maturities greater than 90 days) included redemption of $800 million (principal amount) of medium-term notes in November 2011, redemption of Convertible Notes, repayment of debt related to the 11.6 billion Japanese Yen note (installments paid in March and September 2011), repayment of the remainder of the Canadian Dollar loan, and repayment of a portion of debt that was acquired, primarily related to the Winterthur acquisition. Refer to Note 10 for additional information on these debt repayments. In 2010, major items in repayment of debt (maturities greater than 90 days) included repayment of $350 million in Dealer Remarketable Securities, which matured in December 2010, and repayment of a portion of debt related to the 5.8 billion Japanese Yen installment paid on September 30, 2010 (refer to Notes 6 and 10 for more detail). In addition, approximately $105 million in acquired debt related to 2010 acquisitions was subsequently repaid. In 2009, repayment of debt (maturities greater than 90 days) includes a $400 million medium-term note that matured in November 2009 and also includes repayments of commercial paper. In 2011, proceeds from debt (maturities greater than 90 days) primarily related to the issuance of a $1 billion medium term note and an amendment to a Canada loan agreement which increased the principal amount of the loan by 100.5 million Canadian Dollars. In 2010, proceeds from debt primarily include a 100.5 million Canadian Dollar loan.

Repurchases of common stock are made to support the Company’s stock-based employee compensation plans and for other corporate purposes. In February 2011, 3M’s Board of Directors authorized the repurchase of up to $7.0 billion of 3M’s outstanding common stock, replacing the Company’s existing repurchase program. This authorization has no pre-established end date. In 2011, the Company purchased $2.701 billion in shares and in 2010 the Company purchased $854 million in shares, while in 2009 purchases were minimal as the Company had no broker purchases of treasury stock. For more information, refer to the table titled “Issuer Purchases of Equity Securities” in Part II, Item 5. The Company does not utilize derivative instruments linked to the Company’s stock.

Cash dividends paid to shareholders totaled $1.555 billion ($2.20 per share) in 2011, $1.500 billion ($2.10 per share) in 2010 and $1.431 billion ($2.04 per share) in 2009. 3M has paid dividends since 1916. In February 2012, the Board of Directors increased the quarterly dividend on 3M common stock by 7.3 percent to 59 cents per share, equivalent to an annual dividend of $2.36 per share. This marked the 54th consecutive year of dividend increases.

In addition to the items described below, other cash flows from financing activities may include various other items, such as distributions to or sales of noncontrolling interests, changes in cash overdraft balances, and principal payments for capital leases.

In 2011, as discussed in Note 6, subsequent to acquiring a controlling interest in Winterthur, 3M purchased additional outstanding shares of its Winterthur subsidiary for $57 million, increasing 3M’s ownership interest from approximately 86 percent to 100 percent as of December 31, 2011. These additional purchases are reflected as other financing activities in the statement of cash flows. In addition, during 2011, 3M sold a noncontrolling interest in a newly formed subsidiary for an immaterial amount, which was also classified as other financing activity in the consolidated statement of cash flows.

During the quarter ended March 31, 2010, as discussed in Notes 6 and 10, the Company’s majority owned Sumitomo 3M Limited entity (Sumitomo 3M) purchased a portion of its shares held by its noncontrolling interest, Sumitomo Electric Industries, Ltd. (SEI), by paying cash of 5.8 billion Japanese Yen and entering into a note payable to SEI of 17.4 billion Japanese Yen (approximately $63 million and $188 million, respectively, based on applicable exchange rates at that time). The cash paid of approximately $63 million during the quarter ended March 31, 2010 as a result of the purchase of Sumitomo 3M shares from SEI is classified as “Other financing activities” in the consolidated statement of cash flows. The remainder of the purchase financed by the note payable to SEI is considered non-cash  financing activity in the first quarter of 2010. As discussed in Note 2, during the second quarter of 2010, 3M recorded a financed liability of 1.7 billion Japanese yen (approximately $18 million based on applicable exchange rates at that time) related to the A-One acquisition, which is also considered a non-cash financing activity.

Off-Balance Sheet Arrangements and Contractual Obligations:

As of December 31, 2011, the Company has not utilized special purpose entities to facilitate off-balance sheet financing arrangements. Refer to the section entitled “Warranties/Guarantees” in Note 14 for discussion of accrued product warranty liabilities and guarantees.

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

A summary of the Company’s significant contractual obligations as of December 31, 2011, follows:

Contractual Obligations

		Payments due by year
							After
(Millions)	Total	2012	2013	2014	2015	2016	2016
Long-term debt, including current portion (Note 10)	$5,047	$563	$927	$1,463	$2	$995	$1,097
Interest on long-term debt	2,011	182	159	396	78	78	1,118
Operating leases (Note 14)	502	155	113	87	55	40	52
Capital leases (Note 14)	100	19	20	18	5	4	34
Unconditional purchase obligations and other	1,235	781	236	139	36	13	30
Total contractual cash obligations	$8,895	$1,700	$1,455	$2,103	$176	$1,130	$2,331

Long-term debt payments due in 2012 include $59 million of floating rate notes. The floating rate notes are classified as current portion of long-term debt as the result of put provisions associated with these debt instruments. As a result of put provisions, long-term debt payments due in 2013 include floating rate notes totaling $73 million, and in 2014 include floating rate notes totaling $97 million.

Unconditional purchase obligations are defined as an agreement to purchase goods or services that is enforceable and legally binding on the Company. Included in the unconditional purchase obligations category above are certain obligations related to take or pay contracts, capital commitments, service agreements and utilities. These estimates include both unconditional purchase obligations with terms in excess of one year and normal ongoing purchase obligations with terms of less than one year. Many of these commitments relate to take or pay contracts, in which 3M guarantees payment to ensure availability of products or services that are sold to customers. The Company expects to receive consideration (products or services) for these unconditional purchase obligations. Contractual capital commitments are included in the preceding table, but these commitments represent a small part of the Company’s expected capital spending in 2012 and beyond. The purchase obligation amounts do not represent the entire anticipated purchases in the future, but represent only those items for which the Company is contractually obligated. The majority of 3M’s products and services are purchased as needed, with no unconditional commitment. For this reason, these amounts will not provide a reliable indicator of the Company’s expected future cash outflows on a stand-alone basis.

Other obligations, included in the preceding table within the caption entitled “Unconditional purchase obligations and other,” include the current portion of the liability for uncertain tax positions under ASC 740, which is expected to be paid out in cash in the next 12 months. The Company is not able to reasonably estimate the timing of the long-term payments or the amount by which the liability will increase or decrease over time; therefore, the long-term portion of the net tax liability of $230 million is excluded from the preceding table. Refer to Note 8 for further details.

As discussed in Note 11, the Company does not have a required minimum cash pension contribution obligation for its U.S. plans in 2012 and Company contributions to its U.S. and international pension plans are expected to be largely discretionary in future years; therefore, amounts related to these plans are not included in the preceding table.

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

A Monte Carlo simulation technique was used to test the Company’s exposure to changes in currency and interest rates and assess the risk of loss or benefit in after-tax earnings of financial instruments, derivatives and underlying exposures outstanding at December 31, 2011. The model (third-party bank dataset) used a 95 percent confidence level over a 12-month time horizon. The model used analyzed 18 currencies, interest rates related to two currencies, and five commodities, but does not purport to represent what actually will be experienced by the Company. This model does not include certain hedge transactions, because the Company believes their inclusion would not materially impact the results. Foreign exchange rate risk of loss or benefit increased in 2011, primarily due to increases in exposures, which is one of the key drivers in the valuation model. Interest rate volatility decreased in 2011 because interest rates are currently very low and are projected to remain low, based on forward rates. The following table summarizes the possible adverse and positive impacts to after-tax earnings related to these exposures.

	Adverse impact on		Positive impact on
	after-tax earnings		after-tax earnings
(Millions)	2011	2010	2011	2010
Foreign exchange rates	$(131)	$(108)	$146	$120
Interest rates	(2)	(4)	2	4
Commodity rates	(10)	(15)	7	12

The global exposures related to purchased components and materials are such that a 1 percent price change would result in a pre-tax cost or savings of approximately $71 million per year. The global energy exposure is such that a 10 percent price change would result in a pre-tax cost or savings of approximately $43 million per year. Derivative instruments are used to hedge approximately 1 percent of the purchased components and materials exposure and are used to hedge approximately 10 percent of this energy exposure.

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

3M Company

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining an adequate system of internal control over financial reporting. Management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on the assessment, management concluded that, as of December 31, 2011, the Company’s internal control over financial reporting is effective.

The Company’s internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011.

3M Company

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of 3M Company

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of 3M Company and its subsidiaries (the “Company”) at December 31, 2011 and December 31, 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Minneapolis, MN

February 16, 2012

Consolidated Statement of Income

3M Company and Subsidiaries

Years ended December 31

(Millions, except per share amounts)	2011	2010	2009
Net sales	$29,611	$26,662	$23,123
Operating expenses
Cost of sales	15,693	13,831	12,109
Selling, general and administrative expenses	6,170	5,479	4,907
Research, development and related expenses	1,570	1,434	1,293
Total operating expenses	23,433	20,744	18,309
Operating income	6,178	5,918	4,814

Interest expense and income
Interest expense	186	201	219
Interest income	(39)	(38)	(37)
Total interest expense — net	147	163	182

Income before income taxes	6,031	5,755	4,632
Provision for income taxes	1,674	1,592	1,388
Net income including noncontrolling interest	$4,357	$4,163	$3,244

Less: Net income attributable to noncontrolling interest	74	78	51

Net income attributable to 3M	$4,283	$4,085	$3,193

Weighted average 3M common shares outstanding — basic	708.5	713.7	700.5
Earnings per share attributable to 3M common shareholders — basic	$6.05	$5.72	$4.56

Weighted average 3M common shares outstanding — diluted	719.0	725.5	706.7
Earnings per share attributable to 3M common shareholders — diluted	$5.96	$5.63	$4.52

Cash dividends paid per 3M common share	$2.20	$2.10	$2.04

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

Consolidated Statement of Comprehensive Income

3M Company and Subsidiaries

Years ended December 31

(Millions)	2011	2010	2009
Net income including noncontrolling interest	$4,357	$4,163	$3,244
Other comprehensive income, net of tax:
Cumulative translation adjustment	(250)	244	273
Defined benefit pension and postretirement plans adjustment	(1,280)	(42)	(314)
Debt and equity securities, unrealized gain (loss)	—	3	10
Cash flow hedging instruments, unrealized gain (loss)	54	4	(80)
Total other comprehensive income (loss), net of tax	(1,476)	209	(111)
Comprehensive income (loss) including noncontrolling interest	2,881	4,372	3,133
Comprehensive (income) loss attributable to noncontrolling interest	(80)	(115)	(33)
Comprehensive income (loss) attributable to 3M	$2,801	$4,257	$3,100

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

Consolidated Balance Sheet

3M Company and Subsidiaries

At December 31

(Dollars in millions, except per share amount)	2011	2010
Assets
Current assets
Cash and cash equivalents	$2,219	$3,377
Marketable securities — current	1,461	1,101
Accounts receivable — net of allowances of $108 and $98	3,867	3,615
Inventories
Finished goods	1,536	1,476
Work in process	1,061	950
Raw materials and supplies	819	729
Total inventories	3,416	3,155
Other current assets	1,277	967
Total current assets	12,240	12,215
Marketable securities — non-current	896	540
Investments	155	146
Property, plant and equipment	21,166	20,253
Less: Accumulated depreciation	(13,500)	(12,974)
Property, plant and equipment — net	7,666	7,279
Goodwill	7,047	6,820
Intangible assets — net	1,916	1,820
Prepaid pension benefits	40	74
Other assets	1,656	1,262
Total assets	$31,616	$30,156

Liabilities
Current liabilities
Short-term borrowings and current portion of long-term debt	$682	$1,269
Accounts payable	1,643	1,662
Accrued payroll	676	778
Accrued income taxes	355	358
Other current liabilities	2,085	2,022
Total current liabilities	5,441	6,089

Long-term debt	4,484	4,183
Pension and postretirement benefits	3,972	2,013
Other liabilities	1,857	1,854
Total liabilities	$15,754	$14,139

Commitments and contingencies (Note 14)

Equity
3M Company shareholders’ equity:
Common stock, par value $.01 per share	$9	$9
Shares outstanding — 2011: 694,970,041
Shares outstanding — 2010: 711,977,608
Additional paid-in capital	3,767	3,468
Retained earnings	28,348	25,995
Treasury stock	(11,679)	(10,266)
Accumulated other comprehensive income (loss)	(5,025)	(3,543)
Total 3M Company shareholders’ equity	15,420	15,663
Noncontrolling interest	442	354
Total equity	$15,862	$16,017

Total liabilities and equity	$31,616	$30,156

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

Consolidated Statement of Changes in Equity

3M Company and Subsidiaries

Years Ended December 31

		3M Company Shareholders
(Millions)	Total	Common Stock and Additional Paid-in Capital	Retained Earnings	Treasury Stock	Unearned Compensation	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest
Balance at December 31, 2008	$10,304	$3,015	$22,227	$(11,676)	$(40)	$(3,646)	$424

Net income	3,244		3,193				51
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	273					286	(13)
Defined benefit pension and postretirement plans adjustment	(314)					(309)	(5)
Debt and equity securities — unrealized gain (loss)	10					10	—
Cash flow hedging instruments — unrealized gain (loss)	(80)					(80)	—
Total other comprehensive income (loss), net of tax	(111)
Dividends paid ($2.04 per share)	(1,431)		(1,431)
Transfer to noncontrolling interest	—	(66)				(15)	81
Amortization of unearned compensation	40				40
Stock-based compensation, net of tax impacts	213	213
Reacquired stock	(17)			(17)
Issuances pursuant to stock option and benefit plans	1,060		(236)	1,296
Balance at December 31, 2009	$13,302	$3,162	$23,753	$(10,397)	$—	$(3,754)	$538
Net income	4,163		4,085				78
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	244					205	39
Defined benefit pension and postretirement plans adjustment	(42)					(40)	(2)
Debt and equity securities — unrealized gain (loss)	3					3	—
Cash flow hedging instruments — unrealized gain (loss)	4					4	—
Total other comprehensive income (loss), net of tax	209
Dividends paid ($2.10 per share)	(1,500)		(1,500)
Purchase of subsidiary shares and transfers from noncontrolling interest	(256)	4				39	(299)
Stock-based compensation, net of tax impacts	311	311
Reacquired stock	(880)			(880)
Issuances pursuant to stock option and benefit plans	668		(343)	1,011
Balance at December 31, 2010	$16,017	$3,477	$25,995	$(10,266)	$—	$(3,543)	$354

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

Consolidated Statement of Changes in Equity (continued)

		3M Company Shareholders
(Millions)	Total	Common Stock and Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest
Balance at December 31, 2010	$16,017	$3,477	$25,995	$(10,266)	$(3,543)	$354

Net income	4,357		4,283			74
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	(250)				(260)	10
Defined benefit pension and postretirement plans adjustment	(1,280)				(1,276)	(4)
Debt and equity securities — unrealized gain (loss)	—				—	—
Cash flow hedging instruments — unrealized gain (loss)	54				54	—
Total other comprehensive income (loss), net of tax	(1,476)
Dividends paid ($2.20 per share)	(1,555)		(1,555)
Business combination allocation to noncontrolling interest	56					56
Purchase and sale of subsidiary shares - net	(49)	(1)				(48)
Stock-based compensation, net of tax impacts	300	300
Reacquired stock	(2,694)			(2,694)
Issuances pursuant to stock option and benefit plans	906		(375)	1,281
Balance at December 31, 2011	$15,862	$3,776	$28,348	$(11,679)	$(5,025)	$442

Supplemental share information	2011	2010	2009
Treasury stock
Beginning balance	232,055,448	233,433,937	250,489,769
Reacquired stock	31,331,469	10,572,666	254,419
Issuances pursuant to stock options and benefit plans	(14,323,902)	(11,951,155)	(17,310,251)
Ending balance	249,063,015	232,055,448	233,433,937

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

Consolidated Statement of Cash Flows

3M Company and Subsidiaries

Years ended December 31

(Millions)	2011	2010	2009
Cash Flows from Operating Activities
Net income including noncontrolling interest	$4,357	$4,163	$3,244
Adjustments to reconcile net income including noncontrolling interest to net cash provided by operating activities
Depreciation and amortization	1,236	1,120	1,157
Company pension and postretirement contributions	(582)	(618)	(792)
Company pension and postretirement expense	555	322	223
Stock-based compensation expense	253	274	217
Deferred income taxes	177	(170)	701
Excess tax benefits from stock-based compensation	(53)	(53)	(14)
Changes in assets and liabilities
Accounts receivable	(205)	(189)	55
Inventories	(196)	(404)	453
Accounts payable	(83)	146	109
Accrued income taxes (current and long-term)	(45)	255	(147)
Product and other insurance receivables and claims	9	49	64
Other — net	(139)	279	(329)
Net cash provided by operating activities	5,284	5,174	4,941

Cash Flows from Investing Activities
Purchases of property, plant and equipment (PP&E)	(1,379)	(1,091)	(903)
Proceeds from sale of PP&E and other assets	55	25	74
Acquisitions, net of cash acquired	(649)	(1,830)	(69)
Purchases of marketable securities and investments	(4,162)	(3,287)	(2,240)
Proceeds from sale of marketable securities and investments	1,679	1,995	718
Proceeds from maturities of marketable securities	1,738	1,565	683
Other investing	—	(3)	5
Net cash used in investing activities	(2,718)	(2,626)	(1,732)

Cash Flows from Financing Activities
Change in short-term debt — net	11	(24)	(536)
Repayment of debt (maturities greater than 90 days)	(1,429)	(556)	(519)
Proceeds from debt (maturities greater than 90 days)	1,111	108	41
Purchases of treasury stock	(2,701)	(854)	(17)
Proceeds from issuances of treasury stock pursuant to stock option and benefit plans	902	666	431
Dividends paid to shareholders	(1,555)	(1,500)	(1,431)
Excess tax benefits from stock-based compensation	53	53	14
Other — net	(67)	(77)	3
Net cash used in financing activities	(3,675)	(2,184)	(2,014)
Effect of exchange rate changes on cash and cash equivalents	(49)	(27)	(4)
Net increase/(decrease) in cash and cash equivalents	(1,158)	337	1,191
Cash and cash equivalents at beginning of year	3,377	3,040	1,849
Cash and cash equivalents at end of year	$2,219	$3,377	$3,040

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

Notes to Consolidated Financial Statements

NOTE 1.  Significant Accounting Policies

Consolidation: 3M is a diversified global manufacturer, technology innovator and marketer of a wide variety of products. All subsidiaries are consolidated. All significant intercompany transactions are eliminated. As used herein, the term “3M” or “Company” refers to 3M Company and subsidiaries unless the context indicates otherwise.

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

Although local currencies are typically considered as the functional currencies outside the United States, under Accounting Standards Codification (ASC) 830, Foreign Currency Matters, the reporting currency of a foreign entity’s parent is assumed to be that entity’s functional currency when the economic environment of a foreign entity is highly inflationary—generally when its cumulative inflation is approximately 100 percent or more for the three years that precede the beginning of a reporting period. 3M has a subsidiary in Venezuela with operating income representing less than 1.0 percent of 3M’s consolidated operating income for 2011. 3M determined that the cumulative inflation rate of Venezuela in November 2009 and since has exceeded 100 percent. Accordingly, the financial statements of the Venezuelan subsidiary were remeasured as if its functional currency were that of its parent beginning January 1, 2010.

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

Revisions: The Company revised the amounts previously presented for cash used in investing activities and cash used in financing activities for the year ended December 31, 2010 by $63 million. This revision related to purchases of additional shares (noncontrolling interest) of non-wholly owned consolidated subsidiaries. These immaterial revisions increased cash used in financing activities and decreased cash used in investing activities.

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

Marketable securities: The classification of marketable securities as current or non-current is dependent upon management’s intended holding period, the security’s maturity date and liquidity considerations based on market conditions. If management intends to hold the securities for longer than one year as of the balance sheet date, they are classified as non-current. 3M reviews impairments associated with its marketable securities in accordance with the measurement guidance provided by ASC 320, Investments-Debt and Equity Securities, when determining the classification of the impairment as “temporary” or “other-than-temporary”. A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income component of shareholders’ equity. Such an unrealized loss does not reduce net income for the applicable accounting period because the loss is not viewed as other-than-temporary. The factors evaluated to differentiate between temporary and other-than-temporary include the projected future cash flows, credit ratings actions, and assessment of the credit quality of the underlying collateral, as well as other factors.

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

Other assets: Other assets include deferred income taxes, product and other insurance receivables, the cash surrender value of life insurance policies, and other long-term assets. Investments in life insurance are reported at the amount that could be realized under contract at the balance sheet date, with any changes in cash surrender value or contract value during the period accounted for as an adjustment of premiums paid. Cash outflows and inflows associated with life insurance activity are included in “Purchases of marketable securities and investments” and “Proceeds from sale of marketable securities and investments,” respectively.

Inventories: Inventories are stated at the lower of cost or market, with cost generally determined on a first-in, first-out basis.

Property, plant and equipment: Property, plant and equipment, including capitalized interest and internal engineering costs, are recorded at cost. Depreciation of property, plant and equipment generally is computed using the straight-line method based on the estimated useful lives of the assets. The estimated useful lives of buildings and improvements primarily range from 10 to 40 years, with the majority in the range of 20 to 40 years. The estimated useful lives of machinery and equipment primarily range from three to 15 years, with the majority in the range of five to 10 years. Fully depreciated assets are retained in property and accumulated depreciation accounts until disposal. Upon disposal, assets and related accumulated depreciation are removed from the accounts and the net amount, less proceeds from disposal, is charged or credited to operations. Property, plant and equipment amounts are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset (asset group) may not be recoverable. An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss recorded is calculated by the excess of the asset’s carrying value over its fair value. Fair value is generally determined using a discounted cash flow analysis.

Conditional asset retirement obligations: A liability is initially recorded at fair value for an asset retirement obligation associated with the retirement of tangible long-lived assets in the period in which it is incurred if a reasonable estimate of fair value can be made. Conditional asset retirement obligations exist for certain long-term assets of the Company. The obligation is initially measured at fair value using expected present value techniques. Over time the liabilities are accreted for the change in their present value and the initial capitalized costs are depreciated over the remaining useful lives of the related assets. The asset retirement obligation liability was $79 million and $74 million, respectively, at December 31, 2011 and 2010.

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

Intangible assets: Intangible assets include patents, tradenames and other intangible assets acquired from an independent party. Intangible assets with an indefinite life, namely certain tradenames, are not amortized. Intangible assets with a definite life are amortized generally on a straight-line basis, with useful lives ranging from one to 20 years. Indefinite-lived intangible assets are tested for impairment annually, and are tested for impairment between annual tests if an event occurs or circumstances change that would indicate that the carrying amount may be impaired. Intangible assets with a definite life are tested for impairment whenever events or circumstances indicate that the carrying amount of an asset (asset group) may not be recoverable. An impairment loss is recognized when the carrying amount of an asset exceeds the estimated undiscounted cash flows used in determining the fair value of the asset. The amount of the impairment loss recorded is calculated by the excess of the asset’s carrying value over its fair value. Fair value is generally determined using a discounted cash flow analysis. Costs related to internally developed intangible assets, such as patents, are expensed as incurred, primarily in “Research, development and related expenses.”

Restructuring actions: Restructuring actions generally include significant actions involving employee-related severance charges, contract termination costs, and impairment of assets associated with such actions. Employee-related severance charges are largely based upon distributed employment policies and substantive severance plans. These charges are reflected in the quarter when the actions are probable and the amounts are estimable, which typically is when management approves the associated actions. Severance amounts for which affected employees were required to render service in order to receive benefits at their termination dates were measured at the date such benefits were communicated to the applicable employees and recognized as expense over the employees’ remaining service periods. Contract termination and other charges primarily reflect costs to terminate a contract before the end of its term (measured at fair value at the time the Company provided notice to the counterparty) or costs that will continue to be incurred under the contract for its remaining term without economic benefit to the Company. Asset impairment charges related to intangible assets and property, plant and equipment reflect the excess of the assets’ carrying values over their fair values.

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

The vast majority of 3M’s sales agreements are for standard products and services with customer acceptance occurring upon delivery of the product or performance of the service. However, to a limited extent 3M also enters into agreements that involve multiple elements (such as equipment, installation and service), software, or non-standard terms and conditions.

For non-software multiple-element arrangements, in connection with 3M’s prospective adoption of Accounting Standards Updated (ASU) No. 2009-13, Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force, to new or materially modified arrangements beginning in 2011, the Company recognizes revenue for delivered elements when they have stand-alone value to the customer, they have been accepted by the customer, and for which there are only customary refund or return rights. Arrangement consideration is allocated to the deliverables by use of the relative selling price method. The selling price used for each deliverable is based on vendor-specific objective evidence (VSOE) if available, third-party evidence (TPE) if VSOE is not available, or estimated selling price if neither VSOE nor TPE is available. Estimated selling price is determined in a manner consistent with that used to establish the price to sell the deliverable on a standalone basis. For applicable pre-existing arrangements, 3M recognizes revenue for delivered elements when the fair values of the undelivered items are known and allocation of consideration to the delivered items is most often based on the residual method. In addition to the preceding conditions under ASU No. 2009-13 and for applicable pre-existing arrangements, equipment revenue is not recorded until the installation has been completed if equipment acceptance is dependent upon installation or if installation is essential to the functionality of the equipment. Installation revenues are not recorded until installation has been completed.

For arrangements (or portions of arrangements) falling within software revenue recognition standards and that do not involve significant production, modification, or customization, revenue for each software or software-related element is recognized when the Company has VSOE of the fair value of all of the undelivered elements and applicable criteria have been met for the delivered elements. When the arrangements involve significant production, modification or customization, long-term construction-type accounting involving proportional performance is generally employed.

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

Advertising and merchandising: These costs are charged to operations in the period incurred, and totaled $518 million in 2011, $512 million in 2010 and $414 million in 2009.

Research, development and related expenses: These costs are charged to operations in the period incurred and are shown on a separate line of the Consolidated Statement of Income. Research, development and related expenses totaled $1.570 billion in 2011, $1.434 billion in 2010 and $1.293 billion in 2009. Research and development expenses, covering basic scientific research and the application of scientific advances in the development of new and improved products and their uses, totaled $1.036 billion in 2011, $919 million in 2010 and $838 million in 2009. Related expenses primarily include technical support provided by 3M to customers who are using existing 3M products; internally developed patent costs, which include costs and fees incurred to prepare, file, secure and maintain patents; and amortization of acquired patents.

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

Income taxes: The provision for income taxes is determined using the asset and liability approach. Under this approach, deferred income taxes represent the expected future tax consequences of temporary differences between the carrying amounts and tax basis of assets and liabilities. The Company records a valuation allowance to reduce its deferred tax assets when uncertainty regarding their realizability exists. As of December 31, 2011 and 2010, the Company recorded $82 million and $128 million, respectively, of valuation allowances. The Company follows accounting guidance related to accounting for uncertainty in income taxes to record uncertainties and judgments in the application of complex tax regulations in a multitude of jurisdictions (refer to Note 8 for additional information).

Earnings per share: The difference in the weighted average 3M shares outstanding for calculating basic and diluted earnings per share attributable to 3M common shareholders is the result of the dilution associated with the Company’s stock-based compensation plans. Certain options outstanding under these stock-based compensation plans during the years 2011, 2010 and 2009 were not included in the computation of diluted earnings per share attributable to 3M common shareholders because they would not have had a dilutive effect (17.4 million average options for 2011, 26.3 million average options for 2010, and 54.3 million average options for 2009). As discussed in Note 10, the conditions for conversion related to the Company’s Convertible Notes were not met. If the conditions for conversion were met, 3M could have chosen to pay in cash and/or common stock; however, if this occurred, the

Company had the intent and ability to settle this debt security in cash. Accordingly, there was no impact on diluted earnings per share attributable to 3M common shareholders. As discussed in Note 10, in September 2011, 3M redeemed all remaining Convertible Notes, which were otherwise due in 2032. The computations for basic and diluted earnings per share for the years ended December 31 follow:

Earnings Per Share Computations

(Amounts in millions, except per share amounts)	2011	2010	2009
Numerator:
Net income attributable to 3M	$4,283	$4,085	$3,193
Denominator:
Denominator for weighted average 3M common shares outstanding — basic	708.5	713.7	700.5
Dilution associated with the Company’s stock-based compensation plans	10.5	11.8	6.2
Denominator for weighted average 3M common shares outstanding — diluted	719.0	725.5	706.7
Earnings per share attributable to 3M common shareholders — basic	$6.05	$5.72	$4.56
Earnings per share attributable to 3M common shareholders — diluted	$5.96	$5.63	$4.52

Stock-based compensation: The Company recognizes compensation expense for its stock-based compensation programs, which include stock options, restricted stock, restricted stock units, performance shares, and the General Employees’ Stock Purchase Plan (GESPP). Under applicable accounting standards, the fair value of share-based compensation is determined at the grant date and the recognition of the related expense is recorded over the period in which the share-based compensation vests. Refer to Note 16 for additional information.

Comprehensive income: Total comprehensive income and the components of accumulated other comprehensive income (loss) are presented in the Consolidated Statement of Comprehensive Income and the Consolidated Statement of Changes in Equity. Accumulated other comprehensive income (loss) is composed of foreign currency translation effects (including hedges of net investments in international companies), defined benefit pension and postretirement plan adjustments, unrealized gains and losses on available-for-sale debt and equity securities, and unrealized gains and losses on cash flow hedging instruments.

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

Credit risk: The Company is exposed to credit loss in the event of nonperformance by counterparties in interest rate swaps, currency swaps, commodity price swaps, and forward and option contracts. However, the Company’s risk is limited to the fair value of the instruments. The Company actively monitors its exposure to credit risk through the use of credit approvals and credit limits, and by selecting major international banks and financial institutions as counterparties. 3M enters into master netting agreements with counterparties when possible to mitigate credit risk in derivative transactions. A master netting arrangement may allow counterparties to net settle amounts owed to each other as a result of multiple, separate derivative transactions. The Company does not anticipate nonperformance by any of these counterparties. 3M has credit support agreements in place with two of its primary derivatives counterparties. Under these agreements, either party is required to post eligible collateral when the market value of transactions covered by these agreements exceeds specified thresholds, thus limiting credit exposure for both parties. For presentation purposes on 3M’s consolidated balance sheet, the fair value of derivative assets or liabilities are presented on a gross basis even when derivative transactions are subject to master netting arrangements and may qualify for net presentation.

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

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force, that provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. As a result of these amendments, multiple-deliverable revenue arrangements are separated in more circumstances than under pre-existing U.S. GAAP. The ASU does this by establishing a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable is based on vendor-specific objective evidence (VSOE) if available, third-party evidence (TPE) if VSOE is not available, or estimated selling price if neither VSOE nor TPE is available. A vendor is required to determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. This ASU also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the overall arrangement proportionally to each deliverable based on its relative selling price. The ASU does not apply to arrangements for which industry specific allocation and measurement guidance exists, such as long-term construction contracts and software transactions. For 3M, ASU No. 2009-13 was effective beginning January 1, 2011. 3M elected to adopt the provisions of this standard prospectively to new or materially modified arrangements beginning on the effective date. The adoption of this standard did not have a material impact on 3M’s consolidated results of operations or financial condition.

In October 2009, the FASB issued ASU No. 2009-14, Certain Revenue Arrangements That Include Software Elements—a consensus of the FASB Emerging Issues Task Force, that reduces the types of transactions that fall within the scope of software revenue recognition guidance. Pre-existing software revenue recognition guidance required that its provisions be applied to an entire arrangement involving the sale of any products or services containing or utilizing software when the software was considered more than incidental to the product or service. As a result of the amendments included in ASU No. 2009-14, many tangible products and services that rely on software are accounted for under the multiple-element arrangements revenue recognition guidance rather than under the software revenue recognition guidance. Under the ASU, the following components are excluded from the scope of software revenue recognition guidance: the tangible element of the product, software products bundled with tangible products where the software components and non-software components function together to deliver the product’s essential functionality, and undelivered components that relate to software that is essential to the tangible product’s functionality. The ASU also provides guidance on how to allocate transaction consideration when an arrangement contains both deliverables within the scope of software revenue guidance (software deliverables) and deliverables not within the scope of that guidance (non-software deliverables). For 3M, ASU No. 2009-14 was effective beginning January 1, 2011. 3M elected to adopt the provisions of this standard prospectively to new or materially modified arrangements beginning on the effective date. The adoption of this standard did not have a material impact on 3M’s consolidated results of operations or financial condition.

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

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, and in December 2011 issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. These standards require entities to present items of net income and other comprehensive income either in a single continuous statement, or in separate, but consecutive, statements of net income and other comprehensive income. The new requirements do not change which components of comprehensive income are recognized in net income or other comprehensive income, or when an item of other comprehensive income must be reclassified to net income. Also, the earnings-per share computation does not change. However, the current option under existing standards to report other comprehensive income and its components in the statement of changes in equity is eliminated. For 3M, these standards are effective retrospectively beginning January 1, 2012, with early adoption permitted. 3M adopted these standards in the fourth quarter of 2011. Since these standards impact presentation and disclosure requirements only, their adoption did not have a material impact on 3M’s consolidated results of operations or financial condition.

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

In December 2011, the FASB issued ASU No. 2011-11, Disclosures About Offsetting Assets and Liabilities, which creates new disclosure requirements regarding the nature of an entity’s rights of setoff and related arrangements associated with its financial instruments and derivative instruments. Certain disclosures of the amounts of certain instruments subject to enforceable master netting arrangements or similar agreements would be required, irrespective of whether the entity has elected to offset those instruments in the statement of financial position. For 3M, the ASU is effective January 1, 2013 with retrospective application required. Since this standard impacts disclosure requirements only, its adoption will not have a material impact on 3M’s consolidated results of operations or financial condition.

NOTE 2.  Acquisitions

3M makes acquisitions of certain businesses from time to time that the Company feels align with its strategic intent with respect to, among other factors, growth markets and adjacent product lines or technologies.

The impact on the consolidated balance sheet of the purchase price allocations related to acquisitions, including adjustments relative to other acquisitions within the allocation period, follows. The allocation of purchase price related to certain acquisitions, primarily Winterthur Technologie AG (Winterthur) and the business purchased from GPI Group, is considered preliminary, largely with respect to certain acquired intangible assets and tax-related assets and liabilities.

	2011 Acquisitions Activity
(Millions) Asset (Liability)	Winterthur Technologie AG	Other Acquisitions	Total
Accounts receivable	$45	$61	$106
Inventory	69	59	128
Other current assets	6	36	42
Property, plant, and equipment	73	102	175
Purchased finite-lived intangible assets	226	116	342
Purchased goodwill	147	112	259
Accounts payable and other liabilities, net of other assets	(70)	(78)	(148)
Interest bearing debt	(79)	(24)	(103)
Deferred tax asset/(liability)	(58)	(28)	(86)

Net assets acquired	$359	$356	$715
Noncontrolling interest	(56)	—	(56)
Net assets acquired excluding noncontrolling interest	$303	$356	$659

Supplemental information:
Cash paid	$327	$376	$703
Less: Cash acquired	34	20	54
Cash paid, net of cash acquired	$293	$356	$649
Non-cash	10	—	10
Net assets acquired excluding noncontrolling interest	$303	$356	$659

	2010 Acquisitions Activity
(Millions) Asset (Liability)	Arizant Inc.	Attenti Holdings S.A.	Cogent Inc.	Other Acquisitions	2010 Total
Accounts receivable	$15	$23	$34	$21	$93
Inventory	36	5	17	19	77
Other current assets	3	7	31	2	43
Marketable securities	—	—	380	—	380
Property, plant, and equipment	38	9	30	29	106
Purchased intangible assets	362	90	142	69	663
Purchased goodwill	512	122	295	51	980
Accounts payable and other liabilities, net of other assets	(29)	(12)	(88)	(35)	(164)
Interest bearing debt	(31)	(21)	—	(53)	(105)
Deferred tax asset/(liability)	(141)	(16)	(47)	(21)	(225)

Net assets acquired	$765	$207	$794	$82	$1,848

Supplemental information:
Cash paid	$776	$227	$946	$156	$2,105
Less: Cash acquired	11	20	152	92	275
Cash paid, net of cash acquired	$765	$207	$794	$64	$1,830
Non-cash (financed liability)	—	—	—	18	18
Net assets acquired	$765	$207	$794	$82	$1,848

(Millions) Asset (Liability)	2009 Acquisitions Activity
Accounts receivable	$31
Inventory	10
Other current assets	—
Property, plant, and equipment	15
Purchased intangible assets	93
Purchased goodwill	(25)
Accounts payable and other liabilities, net of other assets	(21)
Interest bearing debt	(18)
Deferred tax asset/(liability)	(16)

Net assets acquired	$69

Supplemental information:
Cash paid	$73
Less: Cash acquired	4
Cash paid, net of cash acquired	$69
Non-cash	—
Net assets acquired	$69

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

2011 acquisitions:

During 2011, 3M completed nine business combinations. The purchase price paid for these business combinations (net of cash acquired) and the impact of other matters (net) during 2011 aggregated to $649 million.

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

(4) In early March 2011, 3M (Industrial and Transportation Business) acquired a controlling interest in Winterthur via completion of a public tender offer. Winterthur, based in Zug, Switzerland, is a leading global supplier of precision grinding technology serving customers in the area of hard-to-grind precision applications in industrial, automotive, aircraft and cutting tools. As of the settlement date of the tendered shares (the business acquisition date), 3M owned approximately 86 percent of Winterthur shares via the tender and previous open market share purchases. The purchase price paid in the preceding table includes non-cash consideration of $10 million representing the business acquisition date fair value of shares previously owned by 3M as of December 31, 2010 and cash consideration paid, net of cash acquired, of $293 million for subsequently tendered and open market purchased shares through the business acquisition date. Following the business acquisition date, 3M purchased the remaining outstanding shares of its consolidated Winterthur subsidiary, increasing 3M’s ownership interest to 100 percent as of December 31, 2011 as discussed in Note 6.

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

(9) In October 2011, 3M (Consumer and Office Business) acquired the do-it-yourself and professional business of GPI Group. GPI, headquartered in France, is a manufacturer and marketer of home improvement products such as tapes, hooks, insulation, and floor protection products and accessories.

In December 2011, 3M entered into a definitive agreement to acquire the Office and Consumer Products business of Avery Dennison Corp. for a total purchase price of approximately $550 million, subject to certain adjustments. The Office and Consumer Products business of Avery Dennison is a leading supplier of office and education products, including labels, binders, presentation products, filing and indexing products, writing instruments, and other office and home organization products. The transaction is expected to be completed in the second half of 2012, subject to customary closing conditions including any necessary regulatory approvals.

Purchased identifiable finite-lived intangible assets related to acquisitions which closed in 2011 totaled $342 million and will be amortized generally on a straight-line basis over a weighted-average life of 14 years (lives ranging from 3 to 20 years). Acquired identifiable intangible assets for which significant assumed renewals or extensions of underlying arrangements impacted the determination of their useful lives were not material.

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

Purchased identifiable intangible assets related to the acquisitions that closed in 2010 totaled $663 million and will be amortized generally on a straight-line basis over a weighted-average life of 11 years (lives ranging from 2 to 17 years). Acquired identifiable intangible assets for which significant assumed renewals or extensions of underlying arrangements impacted the determination of their useful lives were not material.

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

Purchased identifiable intangible assets related to the four acquisitions that closed in 2009 totaled $28 million. This included $20 million of identifiable intangible assets that will be amortized generally on a straight-line basis over a weighted-average life of eight years (lives ranging from three to 12 years) and $8 million of indefinite-lived intangible assets related to the well-recognized ACE® brand. Acquired identifiable intangible assets for which significant assumed renewals or extensions of underlying arrangements impacted the determination of their useful lives were not material.

NOTE 3.  Goodwill and Intangible Assets

Purchased goodwill from acquisitions totaled $255 million in 2011, $7 million of which is deductible for tax purposes. Purchased goodwill from acquisitions totaled $978 million in 2010, $1 million of which is deductible for tax purposes. The acquisition activity in the following table also includes the net impact of adjustments to the preliminary allocation of purchase price for prior year acquisitions, which increased goodwill by $4 million in 2011 and increased goodwill by $2 million in 2010. The amounts in the “Translation and other” column in the following table primarily relate to changes in foreign currency exchange rates. The goodwill balance by business segment follows:

Goodwill

(Millions)	Dec. 31, 2009 Balance	2010 acquisition activity	2010 translation and other	Dec. 31, 2010 Balance	2011 acquisition activity	2011 translation and other	Dec. 31, 2011 Balance
Industrial and Transportation	$1,757	$8	$18	$1,783	$205	$(27)	$1,961
Health Care	1,007	520	(21)	1,506	3	5	1,514
Consumer and Office	155	24	8	187	42	(1)	228
Safety, Security and Protection Services	1,220	428	22	1,670	(1)	6	1,675
Display and Graphics	990	—	4	994	4	(5)	993
Electro and Communications	703	—	(23)	680	6	(10)	676
Total Company	$5,832	$980	$8	$6,820	$259	$(32)	$7,047

As discussed in Note 17 to the Consolidated Financial Statements, effective in the first quarter of 2011, 3M made certain product moves between its business segments, with the resulting impact reflected in the goodwill balances by business segment above for all periods presented. For those changes that resulted in reporting unit changes, the Company applied the relative fair value method to determine the impact to reporting units. During the first quarter of 2011, the Company completed its assessment of any potential goodwill impairment for reporting units impacted by this new structure and determined that no impairment existed. The Company also completed its annual goodwill impairment test in the fourth quarter of 2011 for all reporting units and determined that no impairment existed. In addition, the Company had no impairments of goodwill in prior years.

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

Acquired Intangible Assets

For 2011, intangible assets (excluding goodwill) acquired through business combinations increased the gross carrying amount by $342 million. Balances are also impacted by changes in foreign currency exchange rates. The gross carrying amount and accumulated amortization of acquired intangible assets as of December 31 follow:

(Millions)	2011	2010
Patents	$561	$551
Other amortizable intangible assets (primarily tradenames and customer-related intangibles)	2,323	2,016
Non-amortizable intangible assets (tradenames)	123	125
Total gross carrying amount	$3,007	$2,692
Accumulated amortization — patents	(374)	(345)
Accumulated amortization — other	(717)	(527)
Total accumulated amortization	(1,091)	(872)
Total intangible assets — net	$1,916	$1,820

3M has certain tradenames that are not amortized because of the long-time established name recognition in their respective industries.

Amortization expense for the years ended December 31 follows:

(Millions)	2011	2010	2009
Amortization expense	$235	$176	$181

Expected amortization expense for acquired amortizable intangible assets recorded as of December 31, 2011 follows:

(Millions)	2012	2013	2014	2015	2016	After 2016
Amortization expense	$225	$214	$191	$178	$165	$820

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

NOTE 4.  Restructuring Actions

Restructuring actions generally include significant actions involving employee-related severance charges, contract termination costs, and impairment of assets associated with such actions. Accounting policies related to these activities are discussed in Note 1.

The following provides information concerning the Company’s 2009 restructuring actions.

2009 Restructuring Actions:

During the first nine months of 2009, management approved and committed to undertake certain restructuring actions. Due to the rapid decline in global business activity in the fourth quarter of 2008 and into the first three quarters of 2009, 3M aggressively reduced its cost structure and rationalized several facilities, including manufacturing, technical and office facilities. These actions included all geographies, with particular attention in the developed areas of the world that have and are experiencing large declines in business activity, and included the following actions during 2009:

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

The restructuring expenses related to these actions are summarized by income statement line as follows:

(Millions)	2009
Cost of sales	$110
Selling, general and administrative expenses	91
Research, development and related expenses	8
Total restructuring expense	$209

3M began restructuring actions in the fourth quarter of 2008. Cash payments in 2008 related to this restructuring were not material. The roll-forward below begins with the ending 2008 accrued restructuring liability balances. Components of the 2009 restructuring actions by business segment and a roll-forward of associated balances follow.

(Millions)	Employee- Related Items/ Benefits and Other	Asset Impairments	Total

Accrued liability balance as of December 31, 2008 related to 2008 restructuring actions	$186	$—	$186

Expenses incurred in 2009:
Industrial and Transportation	$84	$5	$89
Health Care	20	—	20
Consumer and Office	13	—	13
Safety, Security and Protection Services	16	—	16
Display and Graphics	9	13	22
Electro and Communications	11	—	11
Corporate and Unallocated	37	1	38
Total 2009 expenses	$190	$19	$209
Non-cash changes in 2009	$(34)	$(19)	$(53)
Cash payments, net of adjustments, in 2009	$(266)	$—	$(266)
Accrued liability balance as of December 31, 2009	$76	$—	$76

Cash payments, net of adjustments, in 2010	$(54)	$—	$(54)
Accrued liability balance as of December 31, 2010	$22	$—	$22

Cash payments, net of adjustments, in 2011	$(16)	$—	$(16)
Accrued liability balance as of December 31, 2011	$6	$—	$6

NOTE 5.  Supplemental Balance Sheet Information

Accounts payable (included as a separate line item in the Consolidated Balance Sheet) includes drafts payable on demand of $82 million at both December 31, 2011, and 2010. Accumulated depreciation for capital leases totaled $60 million and $50 million as of December 31, 2011, and 2010, respectively. Additional supplemental balance sheet information is provided in the table that follows.

(Millions)	2011	2010
Other current assets
Prepaid expenses and other	$676	$555
Deferred income taxes	385	282
Derivative assets-current	107	38
Product and other insurance receivables	109	92
Total other current assets	$1,277	$967

Investments
Equity method	$98	$84
Cost method	47	36
Other investments	10	26
Total investments	$155	$146

Property, plant and equipment — at cost
Land	$377	$358
Buildings and leasehold improvements	6,587	6,321
Machinery and equipment	13,240	12,769
Construction in progress	814	656
Capital leases	148	149
Gross property, plant and equipment	21,166	20,253
Accumulated depreciation	(13,500)	(12,974)
Property, plant and equipment — net	$7,666	$7,279

Other assets
Deferred income taxes	$1,018	$648
Product and other insurance receivables	151	143
Cash surrender value of life insurance policies	223	213
Other	264	258
Total other assets	$1,656	$1,262

Other current liabilities
Accrued trade payables	$516	$476
Deferred income	389	369
Derivative liabilities	49	87
Restructuring actions	6	22
Employee benefits and withholdings	160	167
Product and other claims	159	132
Property and other taxes	94	196
Pension and postretirement benefits	53	41
Deferred income taxes	23	26
Other	636	506
Total other current liabilities	$2,085	$2,022

Other liabilities
Long term income taxes payable	$595	$627
Employee benefits	577	524
Product and other claims	329	324
Capital lease obligations	79	94
Deferred income	19	18
Deferred income taxes	251	198
Other	7	69
Total other liabilities	$1,857	$1,854

NOTE 6.  Supplemental Equity and Comprehensive Income Information

Common stock ($.01 par value per share) of 3.0 billion shares is authorized, with 944,033,056 shares issued. Treasury stock is reported at cost, with 249,063,015 shares at December 31, 2011, 232,055,448 shares at December 31, 2010, and 233,433,937 shares at December 31, 2009. Preferred stock, without par value, of 10 million shares is authorized but unissued.

The components of other comprehensive income (loss) and accumulated other comprehensive income (loss) attributable to 3M follow.

Accumulated Other Comprehensive Income (Loss) Attributable to 3M

(Millions)	Dec. 31, 2011	Dec. 31, 2010
Cumulative translation adjustment	$114	$374
Defined benefit pension and postretirement plans adjustment	(5,155)	(3,879)
Debt and equity securities, unrealized gain (loss)	(6)	(6)
Cash flow hedging instruments, unrealized gain (loss)	22	(32)
Total accumulated other comprehensive income (loss)	$(5,025)	$(3,543)

Components of Comprehensive Income (Loss) Attributable to 3M

Years ended December 31

(Millions)	2011	2010	2009
Net income attributable to 3M	$4,283	$4,085	$3,193

Cumulative translation	(253)	213	288
Tax effect	(7)	(8)	(2)
Cumulative translation - net of tax	(260)	205	286

Defined benefit pension and postretirement plans adjustment	(1,977)	(68)	(442)
Tax effect	701	28	133
Defined benefit pension and postretirement plans adjustment - net of tax	(1,276)	(40)	(309)

Debt and equity securities, unrealized gain (loss)	—	5	17
Tax effect	—	(2)	(7)
Debt and equity securities, unrealized gain (loss) - net of tax	—	3	10

Cash flow hedging instruments, unrealized gain (loss)	84	6	(130)
Tax effect	(30)	(2)	50
Cash flow hedging instruments, unrealized gain (loss) - net of tax	54	4	(80)

Total comprehensive income (loss) attributable to 3M	$2,801	$4,257	$3,100

Reclassification adjustments are made to avoid double counting in comprehensive income items that are also recorded as part of net income. Reclassifications to earnings from accumulated other comprehensive income including noncontrolling interest that related to pension and postretirement expense in the income statement were $475 million pre-tax ($307 million after-tax) in 2011, $306 million pre-tax ($197 million after-tax) in 2010, and $141 million pre-tax ($92 million after-tax) in 2009. These pension and postretirement expense pre-tax amounts are shown in the table in Note 11 as amortization of transition (asset) obligation, amortization of prior service cost (benefit) and amortization of net actuarial (gain) loss. Cash flow hedging instruments reclassifications are provided in Note 12. Reclassifications to earnings from accumulated other comprehensive income for debt and equity securities were $10 million pre-tax ($6 million after-tax) in 2011, not material for 2010, and as shown in the auction rate securities table in Note 13, primarily relate to a loss of approximately $2 million pre-tax for 2009. Other reclassification adjustments were not material. Income taxes are not provided for foreign translation relating to permanent investments in international subsidiaries, but tax effects within cumulative translation do include impacts from items such as net investment hedge transactions.

Purchase and Sale of Subsidiary Shares and Transfers of Ownership Interests Involving Non-Wholly Owned Subsidiaries

As discussed in Note 2, in early March 2011, 3M acquired a controlling interest in Winterthur Technologie AG (Winterthur), making Winterthur a consolidated subsidiary as of that business acquisition date. Subsequent to this business acquisition date, 3M purchased additional outstanding shares of its Winterthur subsidiary increasing 3M’s ownership interest from approximately 86 percent as of the business acquisition date to 100 percent as of December 31, 2011. The $57 million of cash paid in 2011 as a result of these additional purchases of Winterthur shares was classified as other financing activity in the consolidated statement of cash flows. These additional purchases did not result in a material transfer from noncontrolling interest to 3M Company shareholders’ equity. In addition, during 2011, 3M sold a noncontrolling interest in a newly formed subsidiary for an immaterial amount, which was also classified as other financing activity in the consolidated statement of cash flows.

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

The following table summarizes the effects of the 2010 and 2009 transactions on equity attributable to 3M Company shareholders for the respective periods.

(Millions)	2010	2009
Net income attributable to 3M	$4,085	$3,193
Transfer from (to) noncontrolling interest	43	(81)
Change in 3M Company shareholders’ equity from net income attributable to 3M and transfers from (to) noncontrolling interest	$4,128	$3,112

NOTE 7.  Supplemental Cash Flow Information

(Millions)	2011	2010	2009
Cash income tax payments, net of refunds	$1,542	$1,509	$834
Cash interest payments	219	178	233
Capitalized interest	19	17	27

Cash interest payments include interest paid on debt and capital lease balances, including net interest payments/receipts related to accreted debt discounts/premiums, as well as net interest payments/receipts associated with interest rate swap contracts.

Individual amounts in the Consolidated Statement of Cash Flows exclude the impacts of acquisitions, divestitures and exchange rate impacts, which are presented separately. “Other — net” in the Consolidated Statement of Cash Flows within operating activities in 2011, 2010 and 2009 includes changes in liabilities related to 3M’s restructuring actions (Note 4).

Transactions related to investing and financing activities with significant non-cash components are as follows:

•                  During 2010, Sumitomo 3M purchased a portion of its shares held by its noncontrolling interest, Sumitomo Electric Industries, Ltd. (SEI), by paying cash of 5.8 billion Japanese Yen and entering into a note payable to SEI of 17.4 billion Japanese Yen. The cash paid as a result of the purchase of Sumitomo 3M shares from SEI was classified as other financing activity in the consolidated statement of cash flows. The remainder of the purchase financed by the note payable to SEI was considered non-cash financing activity in the first quarter of 2010. This is described in Note 6 in the section entitled “Purchase and Sale of Subsidiary Shares and Transfers of Ownership Interests Involving Non-Wholly Owned Subsidiaries”.

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

NOTE 8.  Income Taxes

Income Before Income Taxes

(Millions)	2011	2010	2009
United States	$2,516	$2,778	$2,338
International	3,515	2,977	2,294
Total	$6,031	$5,755	$4,632

Provision for Income Taxes

(Millions)	2011	2010	2009
Currently payable
Federal	$431	$837	$88
State	51	73	13
International	861	796	586
Deferred
Federal	181	55	489
State	12	43	56
International	138	(212)	156
Total	$1,674	$1,592	$1,388

Components of Deferred Tax Assets and Liabilities

(Millions)	2011	2010
Deferred tax assets:
Accruals not currently deductible
Employee benefit costs	$96	$99
Product and other claims	155	148
Miscellaneous accruals	173	175
Pension costs	1,183	724
Stock-based compensation	483	501
Net operating/capital loss carryforwards	392	437
Foreign tax credits	286	281
Other - net	49	46
Gross deferred tax assets	2,817	2,411
Valuation allowance	(82)	(128)
Total deferred tax assets	$2,735	$2,283

Deferred tax liabilities:
Product and other insurance receivables	$(63)	$(59)
Accelerated depreciation	(745)	(695)
Intangible amortization	(798)	(823)
Total deferred tax liabilities	(1,606)	(1,577)

Net deferred tax assets	$1,129	$706

The net deferred tax assets are included as components of Other Current Assets, Other Assets, Other Current Liabilities, and Other Liabilities within the Consolidated Balance Sheet. See Note 5 “Supplemental Balance Sheet Information” for further details.

As of December 31, 2011, the Company had tax effected federal, state, and international operating loss, capital loss, and tax credit carryovers of approximately $17 million, $9 million, and $366 million (before valuation allowances). The federal tax attribute carryovers will expire after eighteen to nineteen years, the state after five to ten years, and the majority of international after eight years with the remaining international expiring in one year or with an indefinite carryover period. The tax attributes being carried over arise as certain jurisdictions may have tax losses or may have inabilities to utilize certain losses without the same type of taxable income. The Company has provided $82 million of valuation allowance against certain of these deferred tax assets based on management’s determination that it is more-likely-than-not that the tax benefits related to these assets will not be realized. The valuation allowance has decreased from prior year due mainly to a change in tax law in certain jurisdictions extending the carryforward period for which these tax attributes can be used to reduce the same type of taxable income. It is reasonably possible that the valuation allowance will be reduced within the next 12 months as a result of the potential closure of audits with certain taxing authorities.

During 2011, the Company contributed $517 million to its U.S. and international pension plans and $65 million to its postretirement plans. During 2010, the Company contributed $556 million to its U.S. and international pension plans and $62 million to its postretirement plans. During 2009, the Company contributed $1.259 billion to its U.S. and international pension plans and $133 million to its postretirement plans. Of this 2009 amount, $600 million was contributed in shares of the Company’s common stock to the Company’s principal U.S. qualified pension plan. The current income tax provision includes a benefit for the pension contributions; the deferred tax provision includes a cost for the related temporary difference.

Reconciliation of Effective Income Tax Rate

	2011	2010	2009
Statutory U.S. tax rate	35.0%	35.0%	35.0%
State income taxes — net of federal benefit	0.7	1.2	1.0
International income taxes — net	(4.6)	(7.1)	(5.3)
U.S. research and development credit	(0.5)	(0.2)	(0.3)
Reserves for tax contingencies	(1.2)	(0.5)	0.8
Medicare Modernization Act, one-time charge	—	1.5	—
Domestic Manufacturer’s deduction	(1.5)	(1.4)	(0.5)
All other — net	(0.1)	(0.8)	(0.7)
Effective worldwide tax rate	27.8%	27.7%	30.0%

The effective tax rate for 2011 was 27.8 percent, compared to 27.7 percent in 2010, an increase of 0.1 percent. The year-on-year change in international income taxes increased the effective tax rate for 2011 when compared to 2010 by approximately 2.5 percent, which includes a partial offsetting benefit from the corporate reorganization of a wholly owned international subsidiary in 2011. This 2.5 percent net increase was due primarily to certain 2010 tax benefits, which did not repeat in 2011, related to net operating losses partially offset by a valuation allowance resulting from the 2010 corporate alignment transactions that allowed the Company to increase its ownership of a foreign subsidiary. These transactions are described in the section of Note 6 entitled “Purchase and Sale of Subsidiary Shares and Transfers of Ownership Interest Involving Non-Wholly Owned Subsidiaries”. Other significant items impacting the year-on-year comparison include a one-time 2010 income tax charge of $84 million (discussed further below), which benefited the 2011 tax rate when compared to 2010 by 1.5 percent, as this charge did not repeat in 2011. The Company’s effective tax rate also benefited during 2011 when compared to 2010 by approximately 0.7 percent from adjustments to its income tax reserves.

The effective tax rate for 2010 was 27.7 percent, compared to 30.0 percent in 2009, a decrease of 2.3 percent. This included an approximately 1.8 percent decrease related to the year-on-year change in international income taxes, due primarily to the 2010 corporate alignment transactions discussed above. Additionally, the Company’s effective tax rate benefited in 2010 compared to 2009 by approximately 1.3 percent from adjustments to its income tax reserves, and by approximately 0.9 percent from additional Domestic Manufacturer’s deductions. These benefits were partially offset by a 1.5 percent increase related to the one-time 2010 income tax charge of $84 million (discussed below).

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

The IRS completed its field examination of the Company’s U.S. federal income tax returns for the years 2005 through 2007 in the fourth quarter of 2009. The Company protested certain IRS positions within these tax years and entered into the administrative appeals process with the IRS during the first quarter of 2010. During the first quarter of 2010, the IRS completed its field examination of the Company’s U.S. federal income tax return for the 2008 year. The

Company protested certain IRS positions for 2008 and entered into the administrative appeals process with the IRS during the second quarter of 2010. During the first quarter of 2011, the IRS completed its field examination of the Company’s U.S. federal income tax return for the 2009 year. The Company protested certain IRS positions for 2009 and entered into the administrative appeals process with the IRS during the second quarter of 2011. Currently, the Company is under examination by the IRS for its U.S. federal income tax returns for the years 2010 and 2011. It is anticipated that the IRS will complete its examination of the Company for 2010 by the end of the first quarter of 2012, and for 2011 by the end of the first quarter of 2013. As of December 31, 2011, the IRS has not proposed any significant adjustments to the Company’s tax positions for which the Company is not adequately reserved.

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

3M anticipates changes to the Company’s uncertain tax positions due to the closing of various audit years in the next 12 months that include material unrecognized tax benefits. The Company believes that the closing of those years will result in a decrease in the Company’s uncertain tax positions as a result of both cash payments and adjustments to previously recorded income tax reserves. Currently, the Company is not able to reasonably estimate the amount by which the liability for unrecognized tax benefits will increase or decrease during the next 12 months as a result of the ongoing income tax authority examinations.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits (UTB) is as follows:

Federal, State and Foreign Tax

(Millions)	2011	2010	2009
Gross UTB Balance at January 1	$622	$618	$557

Additions based on tax positions related to the current year	92	128	121
Additions for tax positions of prior years	69	142	164
Reductions for tax positions of prior years	(123)	(161)	(177)
Settlements	9	(51)	—
Reductions due to lapse of applicable statute of limitations	(75)	(54)	(47)

Gross UTB Balance at December 31	$594	$622	$618

Net UTB impacting the effective tax rate at December 31	$295	$394	$425

The total amount of unrecognized tax benefits, if recognized, would affect the effective tax rate by $295 million as of December 31, 2011, $394 million as of December 31, 2010, and $425 million as of December 31, 2009. The ending net UTB results from adjusting the gross balance for items such as Federal, State, and non-U.S. deferred items, interest and penalties, and deductible taxes. The net UTB is included as components of Other Current Assets, Other Assets, and Other Liabilities within the Consolidated Balance Sheet.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in tax expense. The Company recognized in the consolidated statement of income on a gross basis approximately $1 million of benefit, $9 million of benefit, and $6 million of expense in 2011, 2010, and 2009, respectively. At December 31, 2011 and December 31, 2010, accrued interest and penalties in the consolidated balance sheet on a gross basis were $56 million and $52 million, respectively. Included in these interest and penalty amounts are interest and penalties related to tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

As a result of certain employment commitments and capital investments made by 3M, income from manufacturing activities in China, Taiwan, Korea, Brazil, and Singapore is subject to reduced tax rates or, in some cases, is exempt from tax for years through 2013, 2016, 2018, 2023, and 2023, respectively. The income tax benefits attributable to the tax status of these subsidiaries are estimated to be $77 million (11 cents per diluted share) in 2011, $69 million (10 cents per diluted share) in 2010, and $50 million (7 cents per diluted share) in 2009.

The Company has not provided deferred taxes on unremitted earnings attributable to international companies that have been considered to be reinvested indefinitely. These earnings relate to ongoing operations and were approximately $7.1 billion as of December 31, 2011. Because of the availability of U.S. foreign tax credits, it is not practicable to determine the income tax liability that would be payable if such earnings were not indefinitely reinvested.

NOTE 9.  Marketable Securities

The Company invests in agency securities, corporate securities, asset-backed securities, treasury securities and other securities. The following is a summary of amounts recorded on the Consolidated Balance Sheet for marketable securities (current and non-current).

	Dec. 31,	Dec. 31,
(Millions)	2011	2010

U.S. government agency securities	$119	$246
Foreign government agency securities	8	52
Corporate debt securities	413	280
Commercial paper	30	55
Certificates of deposit/time deposit	49	29
U.S. treasury securities	—	55
U.S. municipal securities	9	20
Asset-backed securities:
Automobile loan related	530	253
Credit card related	244	79
Equipment lease related	54	24
Other	5	8
Asset-backed securities total	833	364

Current marketable securities	$1,461	$1,101

U.S. government agency securities	$361	$63
Foreign government agency securities	15	3
Corporate debt securities	255	192
U.S. treasury securities	34	44
U.S. municipal securities	5	3
Auction rate securities	4	7
Asset-backed securities:
Automobile loan related	188	144
Credit card related	24	70
Equipment lease related	10	14
Asset-backed securities total	222	228

Non-current marketable securities	$896	$540

Total marketable securities	$2,357	$1,641

Classification of marketable securities as current or non-current is dependent upon management’s intended holding period, the security’s maturity date and liquidity considerations based on market conditions. If management intends to hold the securities for longer than one year as of the balance sheet date, they are classified as non-current. At December 31, 2011, gross unrealized losses totaled approximately $12 million (pre-tax), while gross unrealized gains totaled approximately $3 million (pre-tax). At December 31, 2010, gross unrealized losses totaled approximately $9 million (pre-tax), while gross unrealized gains totaled approximately $5 million (pre-tax). Gross realized gains on sales or maturities of marketable securities were not material in 2011, 2010 and 2009. Gross realized losses on sales or maturities of marketable securities were not material in 2011 and 2010, and totaled $3 million in 2009. Cost of securities sold use the first in, first out (FIFO) method. Since these marketable securities are classified as available-for-sale securities, changes in fair value will flow through other comprehensive income, with amounts reclassified out of other comprehensive income into earnings upon sale or “other-than-temporary” impairment.

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

The balance at December 31, 2011 for marketable securities by contractual maturity are shown below. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

Dec. 31,
(Millions)	2011

Due in one year or less	$867
Due after one year through three years	1,339
Due after three years through five years	138
Due after five years	13

Total marketable securities	$2,357

3M has a diversified marketable securities portfolio of $2.357 billion as of December 31, 2011. Within this portfolio, current and long-term asset-backed securities (estimated fair value of $1.055 billion) are primarily comprised of interests in automobile loans and credit cards. At December 31, 2011, the asset-backed securities credit ratings were AAA or A-1+, with the exception of two securities (one rated AAA/A3 and one rated AAA/A1) with a fair market value of less than $7 million.

3M’s marketable securities portfolio includes auction rate securities that represent interests in investment grade credit default swaps; however, currently these holdings comprise less than one percent of this portfolio. The estimated fair value of auction rate securities are $4 million and $7 million as of December 31, 2011 and 2010, respectively. Gross unrealized losses within accumulated other comprehensive income related to auction rate securities totaled $9 million (pre-tax) and $6 million (pre-tax) as of December 31, 2011 and 2010, respectively. As of December 31, 2011, auction rate securities associated with these balances have been in a loss position for more than 12 months. Since the second half of 2007, these auction rate securities failed to auction due to sell orders exceeding buy orders. Liquidity for these auction-rate securities is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals, usually every 7, 28, 35, or 90 days. The funds associated with failed auctions will not be accessible until a successful auction occurs or a buyer is found outside of the auction process. Refer to Note 13 for a table that reconciles the beginning and ending balances of auction rate securities.

NOTE 10.  Long-Term Debt and Short-Term Borrowings

The following debt tables reflect interest rates, including the effects of interest rate swaps, as of December 31, 2011. Long-term debt and short-term borrowings as of December 31 consisted of the following:

Long-Term Debt

(Millions) Description / 2011 Principal Amount	Currency/ Fixed vs. Floating	Effective Interest Rate	Final Maturity Date	2011	2010
Eurobond (775 million Euros)	Euro Fixed	4.30%	2014	$1,017	$1,055
Medium-term note ($1 billion)	USD Fixed	1.62%	2016	992	—
Medium-term note ($850 million)	USD Fixed	4.42%	2013	849	849
Medium-term note	USD Floating	—%	—	—	806
30-year bond ($750 million)	USD Fixed	5.73%	2037	747	747
Medium-term note ($500 million)	USD Fixed	4.67%	2012	500	500
Eurobond (250 million Euros)	Euro Floating	1.92%	2014	347	357
30-year debenture ($330 million)	USD Fixed	6.01%	2028	348	349
Convertible notes	USD Fixed	—%	—	—	226
Japan borrowing	JPY Floating	—%	—	—	142
Canada borrowing	CAD Floating	—%	—	—	101
Floating rate note ($97 million)	USD Floating	0.22%	2041	97	100
Floating rate note ($59 million)	USD Floating	0.20%	2044	59	60
Other borrowings	Various	0.70%	2012-2040	91	76
Total long-term debt				$5,047	$5,368
Less: current portion of long-term debt				563	1,185
Long-term debt (excluding current portion)				$4,484	$4,183

Short-Term Borrowings and Current Portion of Long-Term Debt

(Millions)	Effective Interest Rate	2011	2010
Current portion of long-term debt	4.19%	$563	$1,185
U.S. dollar commercial paper	—	—	—
Other borrowings	4.93%	119	84
Total short-term borrowings and current portion of long-term debt		$682	$1,269

The following weighted-average effective interest rate table reflects the combined effects of interest rate and currency swaps at December 31, 2011 and 2010.

Weighted-Average Effective Interest Rate

	Total
At December 31	2011	2010
Short-term	4.32%	2.41%
Long-term	3.76%	4.22%

Maturities of long-term debt for the five years subsequent to December 31, 2011 are as follows (in millions):

2012	2013	2014	2015	2016	After 2016	Total
$563	$927	$1,463	$2	$995	$1,097	$5,047

Long-term debt payments due in 2012 include $59 million of floating rate notes. The floating rate notes are classified as current portion of long-term debt as the result of put provisions associated with these debt instruments. As a result of put provisions, long-term debt payments due in 2013 include floating rate notes totaling $73 million (included in other borrowings in the long-term debt table), and in 2014 include floating rate notes totaling $97 million.

The floating rate notes contain put provisions granting the holders the option to require 3M to repurchase the securities on certain dates. Under the terms of the floating rate notes due in 2044, holders have an annual put feature. 3M would be required to repurchase these securities at a discount to par ranging from 98 percent to 99 percent up until 2013, and at 100 percent of par value from 2014 and every anniversary thereafter until final maturity. Under the terms of the floating rate notes due in 2027, 2040, and 2041, holders have put options that commence ten years after the date of issuance and each third anniversary thereafter until final maturity. 3M would be required to repurchase these securities at various prices, ranging from 99 percent to 100 percent of par value according to the redemption schedules for each security. In 2011, 2010, 2009 and 2008, 3M was required to repurchase an immaterial amount of principal on the aforementioned floating rate notes.

Significant borrowings that were partially or fully repaid in 2011 included the $800 million medium-term note, the final redemption of Convertible Notes, the remaining portion of the 17.4 billion Japanese Yen loan, and the remaining portion of the $201 million Canadian Dollar loan. The primary borrowing in 2011 related to the five-year $1 billion fixed rate note debt issuance in September 2011. Additional details on the Japanese Yen loan, Canadian loan, Convertible Notes redemption, and $1 billion debt issuance follow.

During the first quarter of 2010, the Company entered into a floating rate note payable of 17.4 billion Japanese Yen (approximately $188 million based on applicable exchange rates at that time) in connection with the purchase of additional interest in the Company’s Sumitomo 3M Limited subsidiary as discussed in Note 6. This note was due in three equal installments of 5.8 billion Japanese Yen, with installments paid on September 30, 2010, March 30, 2011, and September 30, 2011. Interest on the note was based on the three-month Tokyo Interbank Offered Rate (TIBOR) plus 40 basis points.

In the fourth quarter of 2010, the Company entered into a 100.5 million Canadian Dollar loan, with four equal installments due in April 2011, July 2011, October 2011 and January 2012. During March 2011, this loan agreement was amended to increase the loan amount to 201 million Canadian Dollars and to allow for repayment of the total loan in July 2012, instead of in four equal installments. However, 3M had the option to repay the principal amount of this loan before July 2012. All other terms and conditions of the loan agreement remained in full force. In the third quarter and fourth quarter of 2011, 3M repaid principal of 50.25 million Canadian Dollars and 150.75 million Canadian Dollars, respectively, resulting in this loan being paid in full as of December 31, 2011.

In September 2011, 3M redeemed all remaining Convertible Notes, which were otherwise due in 2032. As a result, in September 2011, 3M paid out cash of approximately $227 million (with no gain or loss on extinguishment). Of this amount, $24 million was classified as cash flow for operating activities (for accretion/accreted interest on debt), with the remainder classified as cash flows from financing activities (repayment of debt). As background, 3M sold $639 million in aggregate face amount of 30-year zero-coupon senior notes (“Convertible Notes”) on November 15, 2002, which were convertible into shares of 3M common stock. The gross proceeds from the offering were $550 million ($540 million net of issuance costs). The face amount at maturity was subsequently reduced by investor put exercises that occurred in November 2005 and 2007. If the conditions for conversion were met, 3M could have chosen to pay in cash and/or common stock; however, if this occurred, the Company had the intent and ability to settle this debt security in cash. Accordingly, there was no impact on diluted earnings per share attributable to 3M common shareholders.

The Company has a “well-known seasoned issuer” shelf registration statement, effective August 5, 2011, which registers an indeterminate amount of debt or equity securities for future sales. The Company intends to use the proceeds from future securities sales off this shelf for general corporate purposes. This replaced 3M’s previous shelf registration dated February 17, 2009. In September 2011, in connection with the August 5, 2011 “well-known seasoned issuer” registration statement, 3M established a $3 billion medium-term notes program (Series F), from which 3M issued a five-year $1 billion fixed rate note with a coupon rate of 1.375%. Proceeds were used for general corporate purposes, including repayment in November 2011 of $800 million (principal amount) of medium-term notes.

In connection with a prior “well-known seasoned issuer” shelf registration, in June 2007 the Company established a $3 billion medium-term notes program. Three debt securities were issued under this medium-term notes program. First, in December 2007, 3M issued a five-year, $500 million, fixed rate note with a coupon rate of 4.65%. Second, in August 2008, 3M issued a five-year, $850 million, fixed rate note with a coupon rate of 4.375%. Third, in October 2008, the Company issued a three-year $800 million, fixed rate note with a coupon rate of 4.50%. The Company entered into interest rate swaps to convert this $800 million note to a floating rate. This three-year fixed rate note and related interest rate swaps matured in the fourth quarter of 2011.

The Company also issued notes under a $1.5 billion medium-term note program established in December 2003. In March 2007, the Company issued a 30-year, $750 million, fixed rate note with a coupon rate of 5.70%. In November 2006, 3M issued a three-year, $400 million, fixed rate note. The Company entered into an interest rate swap to convert this to a rate based on a floating LIBOR index. Both the note and related swap matured in November 2009. In December 2004, 3M issued a 40-year, $60 million floating rate note, with the rate based on a floating LIBOR index. This $1.5 billion medium term note program was replaced by the $3 billion program established in June 2007.

In July 2007, 3M issued a seven-year 5.0% fixed rate Eurobond for an amount of 750 million Euros (book value of approximately $1.006 billion in U.S. Dollars at December 31, 2011). In addition, in December 2007, 3M reopened its existing seven year 5.0% fixed rate Eurobond for an additional amount of 275 million Euros (book value of approximately $358 million in U.S. Dollars at December 31, 2011). This security was issued at a premium and was subsequently consolidated with the original security in January 2008. Upon the initial debt issuance in July 2007, 3M completed a fixed-to-floating interest rate swap on a notional amount of 400 million Euros as a fair value hedge of a portion of the fixed interest rate Eurobond obligation. In August 2010, the Company terminated 150 million Euros of the notional amount of this swap. As a result, the notional amount remaining after the partial termination is 250 million Euros. The termination of a portion of this swap did not impact the terms of the remaining portion. After these swaps, the fixed rate portion of the Eurobond totaled 775 million Euros and the floating rate portion totaled 250 million Euros.

The Company has an AA- credit rating, with a stable outlook, from Standard & Poor’s and an Aa2 credit rating, with a stable outlook, from Moody’s Investors Service. In August 2011, 3M entered into a $1.5 billion, five-year multi-currency revolving credit agreement, which replaced the existing agreement that was due to expire in April 2012. This credit agreement includes a provision under which 3M may request an increase of up to $500 million, bringing the total facility up to $2 billion (at the lenders’ discretion). This facility was undrawn at December 31, 2011. Also, in August 2011, 3M entered into a $200 million, one-year committed line/letter of credit agreement with HSBC Bank USA. This agreement replaced the sublimit for letters of credit that was previously encompassed in the $1.5 billion five-year facility. As of December 31, 2011, available committed credit facilities, including the preceding $1.5 billion five-year credit facility and $200 million facility, totaled approximately $1.785 billion worldwide. The amount utilized against these credit facilities totaled $147 million as of December 31, 2011. This included $121 million in letters of credit issued under the $200 million facility, $18 million in international lines of credit and $8 million in U.S. lines of credit outstanding with other banking partners. An additional approximately $100 million in stand-alone letters of credit was also issued and outstanding at December 31, 2011. These lines/letters of credit are utilized in connection with normal business activities. Under both the $1.5 billion and $200 million credit agreements, the Company is required to maintain its EBITDA to Interest Ratio as of the end of each fiscal quarter at not less than 3.0 to 1. This is calculated (as defined in the agreement) as the ratio of consolidated total EBITDA for the four consecutive quarters then ended to total interest expense on all funded debt for the same period. At December 31, 2011, this ratio was approximately 40 to 1. Debt covenants do not restrict the payment of dividends.

NOTE 11.  Pension and Postretirement Benefit Plans

3M has company-sponsored retirement plans covering substantially all U.S. employees and many employees outside the United States. In total, 3M has over 65 plans in 25 countries. Pension benefits associated with these plans generally are based on each participant’s years of service, compensation, and age at retirement or termination. The U.S. defined-benefit pension plan was closed to new participants effective January 1, 2009. The Company also provides certain postretirement health care and life insurance benefits for substantially all of its U.S. employees who reach retirement age while employed by the Company. Most international employees and retirees are covered by government health care programs. The cost of company-provided postretirement health care plans for international employees is not material and is combined with U.S. amounts in the tables that follow.

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

In August 2006, the Pension Protection Act (PPA) was signed into law in the U.S. The PPA transition rules increased the funding target for defined benefit pension plans to 100% of the target liability by 2011. 3M’s U.S. qualified defined benefit plan does not have a mandatory cash contribution because the Company has a significant credit balance from previous discretionary contributions that can be applied to any PPA funding requirements.

In 2008, the Company made modifications to its U.S. postretirement benefits plan. The changes were effective beginning January 1, 2009, and allow current retired employees and employees who retire before January 1, 2013 the option to continue on the existing postretirement plans or elect the new plans. Current employees who retire after December 31, 2012, will receive a savings account benefits-based plan. In 2009, the Company made further modifications to its U.S. postretirement benefit plan. The changes were effective beginning January 1, 2010, and limit the amount of medical inflation absorbed by the Company to three percent a year. As a result, as of the December 31, 2009 measurement date, the Accumulated Postretirement Benefit Obligation (APBO) was reduced by $168 million.

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

3M was informed during the first quarter of 2009 that the general partners of WG Trading Company, in which 3M’s benefit plans hold limited partnership interests, are the subject of a criminal investigation as well as civil proceedings by the SEC and CFTC (Commodity Futures Trading Commission). In March 2011, over the objections of 3M and six other limited partners of WG Trading Company, the district court judge ruled in favor of the court appointed receiver’s proposed distribution plan. In April 2011, the 3M benefit plans received their share under the court-ordered distribution plan. 3M and six other limited partners of WG Trading Company have appealed the court’s order to the United States Court of Appeals for the Second Circuit. The benefit plan trustee holdings of WG Trading Company interests were adjusted to reflect the decreased estimated fair market value, inclusive of estimated insurance proceeds, as of the annual measurement dates. The Company has insurance that it believes, based on what is currently known, will result in the recovery of a portion of the decrease in original asset value. As of the 2011 measurement date these holdings represented less than one percent of 3M’s fair value of total plan assets. 3M currently believes that the resolution of these events will not have a material adverse effect on the consolidated financial position of the Company.

In December 2011, the Company began offering a voluntary early retirement incentive program to certain eligible participants of its U.S. pension plans who meet age and years of pension service requirements. The eligible participants who accept the offer and retire on February 1, 2012, receive an enhanced pension benefit. Pension benefits are enhanced by adding one additional year of pension service and one additional year of age for certain benefit calculations. Subsequent to year-end, 616 participants accepted the offer and retired on February 1, 2012. As a result, the Company will incur a $26 million charge related to these special termination benefits in the first quarter of 2012.

Following is a reconciliation of the beginning and ending balances of the benefit obligation and the fair value of plan assets as of December 31:

	Qualified and Non-qualified Pension Benefits				Postretirement
	United States		International		Benefits
(Millions)	2011	2010	2011	2010	2011	2010
Change in benefit obligation
Benefit obligation at beginning of year	$12,319	$11,391	$4,912	$4,685	$1,828	$1,579
Acquisitions	—	—	48	4	—	—
Service cost	206	201	124	105	61	55
Interest cost	626	638	261	241	92	88
Participant contributions	—	—	5	4	56	59
Foreign exchange rate changes	—	—	(84)	16	(9)	6
Plan amendments	8	—	(31)	(75)	—	69
Actuarial (gain) loss	2,022	760	318	167	228	125
Medicare Part D Reimbursement	—	—	—	—	7	13
Benefit payments	(680)	(668)	(221)	(194)	(155)	(166)
Settlements, curtailments, special termination benefits and other	(2)	(3)	—	(41)	—	—
Benefit obligation at end of year	$14,499	$12,319	$5,332	$4,912	$2,108	$1,828
Change in plan assets
Fair value of plan assets at beginning of year	$11,575	$10,493	$4,355	$3,897	$1,149	$1,075
Acquisitions	—	—	26	4	—	—
Actual return on plan assets	972	1,463	272	360	94	119
Company contributions	237	290	280	266	65	62
Participant contributions	—	—	5	4	56	59
Foreign exchange rate changes	—	—	(74)	18	—	—
Benefit payments	(680)	(668)	(221)	(194)	(155)	(166)
Settlements, curtailments, special termination benefits and other	(2)	(3)	—	—	—	—
Fair value of plan assets at end of year	$12,102	$11,575	$4,643	$4,355	$1,209	$1,149
Funded status at end of year	$(2,397)	$(744)	$(689)	$(557)	$(899)	$(679)

	Qualified and Non-qualified Pension Benefits				Postretirement
	United States		International		Benefits
(Millions)	2011	2010	2011	2010	2011	2010
Amounts recognized in the Consolidated Balance Sheet as of Dec. 31,
Non-current assets	$—	$—	$40	$74	$—	$—
Accrued benefit cost
Current liabilities	(41)	(30)	(8)	(7)	(4)	(4)
Non-current liabilities	(2,356)	(714)	(721)	(624)	(895)	(675)
Ending balance	$(2,397)	$(744)	$(689)	$(557)	$(899)	$(679)
Amounts recognized in accumulated other comprehensive income as of Dec. 31,
Net transition obligation (asset)	$—	$—	$(8)	$(7)	$—	$—
Net actuarial loss (gain)	5,623	3,981	1,858	1,670	1,171	1,063
Prior service cost (credit)	30	33	(167)	(144)	(269)	(341)
Ending balance	$5,653	$4,014	$1,683	$1,519	$902	$722

The balance of amounts recognized for international plans in accumulated other comprehensive income as of December 31 in the preceding table are presented based on the foreign currency exchange rate on that date.

The pension accumulated benefit obligation represents the actuarial present value of benefits based on employee service and compensation as of the measurement date and does not include an assumption about future compensation levels. The accumulated benefit obligation of the U.S. pension plans was $13.804 billion and $11.754 billion at December 31, 2011 and 2010, respectively. The accumulated benefit obligation of the international pension plans was $4.889 billion and $4.532 billion at December 31, 2011 and 2010, respectively.

The following amounts relate to pension plans with accumulated benefit obligations in excess of plan assets as of December 31:

	Qualified and Non-qualified Pension Plans
	United States		International
(Millions)	2011	2010	2011	2010
Projected benefit obligation	$14,499	$443	$2,983	$1,676
Accumulated benefit obligation	13,804	441	2,740	1,563
Fair value of plan assets	12,102	25	2,321	1,122

Components of net periodic benefit cost and other supplemental information for the years ended December 31 follow:

Components of net periodic benefit cost and other amounts recognized in other comprehensive income

	Qualified and Non-qualified Pension Benefits						Postretirement
	United States			International			Benefits
(Millions)	2011	2010	2009	2011	2010	2009	2011	2010	2009

Net periodic benefit cost (benefit)
Service cost	$206	$201	$183	$124	$105	$98	$61	$55	$51
Interest cost	626	638	619	261	241	235	92	88	97
Expected return on plan assets	(927)	(929)	(906)	(289)	(278)	(260)	(77)	(83)	(86)
Amortization of transition (asset) obligation	—	—	—	(2)	1	3	—	—	—
Amortization of prior service cost (benefit)	11	13	16	(14)	(4)	(4)	(72)	(94)	(81)
Amortization of net actuarial (gain) loss	334	221	99	116	84	42	102	85	66
Net periodic benefit cost (benefit)	$250	$144	$11	$196	$149	$114	$106	$51	$47
Settlements, curtailments, special termination benefits and other	1	—	26	2	(22)	25	—	—	—
Net periodic benefit cost (benefit) after settlements, curtailments, special termination benefits and other	$251	$144	$37	$198	$127	$139	$106	$51	$47
Other changes in plan assets and benefit obligations recognized in other comprehensive (income) loss
Transition (asset) obligation	$—	$—	$—	$(2)	$(1)	$(2)	$—	$—	$—
Amortization of transition (asset) obligation	—	—	—	2	(1)	(3)	—	—	—
Prior service cost (benefit)	8	—	—	(32)	(91)	19	—	69	(169)
Amortization of prior service cost (benefit)	(11)	(13)	(16)	14	4	4	72	94	81
Net actuarial (gain) loss	1,976	227	585	315	104	224	212	89	36
Amortization of net actuarial (gain) loss	(334)	(221)	(99)	(116)	(84)	(42)	(102)	(85)	(66)
Foreign currency	—	—	—	(17)	(19)	(101)	(2)	(1)	(1)
Total recognized in other comprehensive (income) loss	$1,639	$(7)	$470	$164	$(88)	$99	$180	$166	$(119)
Total recognized in net periodic benefit cost (benefit) and other comprehensive (income) loss	$1,890	$137	$507	$362	$39	$238	$286	$217	$(72)

The estimated amortization from accumulated other comprehensive income into net periodic benefit cost in 2012 follows:

Amounts expected to be amortized from accumulated other comprehensive income into net periodic benefit costs over next fiscal year

	Qualified and Non-qualified Pension Benefits		Postretirement
(Millions)	United States	International	Benefits
Amortization of transition (asset) obligation	$—	$(2)	$—
Amortization of prior service cost (benefit)	6	(17)	(72)
Amortization of net actuarial (gain) loss	470	120	109
Total amortization expected over the next fiscal year	$476	$101	$37

Other supplemental information for the years ended December 31 follows:

Weighted-average assumptions used to determine benefit obligations

	Qualified and Non-qualified Pension Benefits						Postretirement
	United States			International			Benefits
	2011	2010	2009	2011	2010	2009	2011	2010	2009

Discount rate	4.15%	5.23%	5.77%	4.58%	5.04%	5.30%	4.04%	5.09%	5.62%
Compensation rate increase	4.00%	4.00%	4.30%	3.52%	3.59%	3.72%	N/A	N/A	N/A

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

Weighted-average assumptions used to determine net cost for years ended

	Qualified and Non-qualified Pension Benefits						Postretirement
	United States			International			Benefits
	2011	2010	2009	2011	2010	2009	2011	2010	2009

Discount rate	5.23%	5.77%	6.14%	5.04%	5.30%	5.53%	5.09%	5.62%	6.14%
Expected return on assets	8.50%	8.50%	8.50%	6.58%	6.90%	6.86%	7.38%	7.30%	7.24%
Compensation rate increase	4.00%	4.30%	4.30%	3.59%	3.72%	3.50%	N/A	N/A	N/A

The Company determines the discount rate used to measure plan liabilities as of the December 31 measurement date for the pension and postretirement benefit plans, which is also the date used for the related annual measurement assumptions. The discount rate reflects the current rate at which the associated liabilities could be effectively settled at the end of the year. The Company sets its rate to reflect the yield of a portfolio of high quality, fixed-income debt instruments that would produce cash flows sufficient in timing and amount to settle projected future benefits. Using this methodology, the Company determined a discount rate of 4.15% for pension and 4.04% for postretirement benefits to be appropriate for its U.S. plans as of December 31, 2011, which is a decrease of 1.08  percentage points and 1.05 percentage points, respectively, from the rates used as of December 31, 2010. For the international pension and postretirement plans the discount rates also reflect the current rate at which the associated liabilities could be effectively settled at the end of the year. If the country has a deep market in corporate bonds the Company matches the expected cash flows from the plan either to a portfolio of bonds that generate sufficient cash flow or a notional yield curve generated from available bond information. In countries that do not have a deep market in corporate bonds, government bonds are considered with a risk premium to approximate corporate bond yields.

For the U.S. qualified pension plans, the Company’s assumption for the expected return on plan assets was 8.50% in 2011. The Company is lowering the 2012 expected return on plan assets for its U.S. pension plan by 0.25 percentage points to 8.25%. This will increase the 2012 expected pension expense by approximately $30 million. Projected returns are based primarily on broad, publicly traded equity and fixed-income indices and forward-looking estimates of active portfolio and investment management. As of December 31, 2011, the Company’s 2012 expected long-term rate of return on U.S. plan assets is based on an asset allocation assumption of 37% global equities, with an expected long-term rate of return of 7.75%; 16% private equities, with an expected long-term rate of return of 11.75%; 26% fixed-income securities, with an expected long-term rate of return of 4.23%; 16% absolute return investments independent of traditional performance benchmarks, with an expected long term return of 6.0%; and 5% commodities, with an expected long-term rate of return of 6.0%. The Company expects additional positive return from active investment management. These assumptions result in an 8.25% expected rate of return on an annualized basis in 2012. The actual rate of return on plan assets in 2011 was 8.7%. In 2010 the plan earned a rate of return of 14.4% and in 2009 earned a return of 12.6%. The average annual actual return on the plan assets over the past 10 and 25 years has been 8.1% and 10.4%, respectively. Return on assets assumptions for international pension and other post-retirement benefit plans are calculated on a plan-by-plan basis using plan asset allocations and expected long-term rate of return assumptions.

During 2011, the Company contributed $517 million to its U.S. and international pension plans and $65 million to its postretirement plans. During 2010, the Company contributed $556 million to its U.S. and international pension plans and $62 million to its postretirement plans. In 2012, the Company expects to contribute an amount in the range of $800 million to $1 billion of cash to its U.S. and international retirement plans. The Company does not have a required minimum cash pension contribution obligation for its U.S. plans in 2012. Therefore, the amount of the anticipated discretionary contribution could vary significantly depending on the U.S. plans’ funded status and the anticipated tax deductibility of the contribution. Future contributions will also depend on market conditions, interest rates and other factors.

Future Pension and Postretirement Benefit Payments

The following table provides the estimated pension and postretirement benefit payments that are payable from the plans to participants, and also provides the Medicare subsidy receipts expected to be received.

	Qualified and Non-qualified Pension Benefits		Postretirement	Medicare Subsidy
(Millions)	United States	International	Benefits	Receipts

2012 Benefit Payments	$730	$216	$112	$10
2013 Benefit Payments	752	219	122	—
2014 Benefit Payments	774	233	135	—
2015 Benefit Payments	796	245	137	—
2016 Benefit Payments	818	257	152	—
Following five years	4,407	1,500	771	—

Plan Asset Management

3M’s investment strategy for its pension and postretirement plans is to manage the funds on a going-concern basis. The primary goal of the funds is to meet the obligations as required. The secondary goal is to earn the highest rate of return possible, without jeopardizing its primary goal, and without subjecting the Company to an undue amount of contribution rate volatility. Fund returns are used to help finance present and future obligations to the extent possible within actuarially determined funding limits and tax-determined asset limits, thus reducing the level of contributions 3M must make. The investment strategy has used long duration cash and derivative instruments to offset a significant portion of the interest rate sensitivity of U.S. pension liabilities. In addition, credit risk is managed through mandates for public securities and maximum issuer limits that are established and monitored on a regular basis.

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

The discussion that follows references the fair value measurements of certain assets in terms of levels 1, 2 and 3. See Note 13 for descriptions of these levels. While the company believes the valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

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

The fair values of the assets held by the U.S. pension plans by asset class are as follows:

	Fair Value Measurements Using Inputs Considered as						Fair Value at
(Millions)	Level 1		Level 2		Level 3		Dec 31,
Asset Class	2011	2010	2011	2010	2011	2010	2011	2010
Equities
U.S. equities	$1,186	$1,190	$14	$5	$5	$7	$1,205	$1,202
Non-U.S. equities	1,095	1,244	1	—	—	—	1,096	1,244
Derivatives	—	—	(3)	—	—	—	(3)	—
EAFE index funds	—	—	476	684	—	—	476	684
Index funds	—	—	128	253	1	—	129	253
Long/short equity	—	—	—	—	436	499	436	499
Total Equities	$2,281	$2,434	$616	$942	$442	$506	$3,339	$3,882
Fixed Income
U.S. government securities	$776	$562	$869	$473	$—	$—	$1,645	$1,035
Non-U.S. government securities	—	—	314	289	—	—	314	289
Preferred and convertible securities	4	20	5	8	—	—	9	28
U.S. corporate bonds	168	168	1,049	874	5	—	1,222	1,042
Non-U.S. corporate bonds	—	—	244	205	—	—	244	205
Asset backed securities	—	—	23	16	—	—	23	16
Collateralized mortgage obligations	—	—	137	31	—	—	137	31
Private placements	—	—	125	135	69	144	194	279
Derivative instruments	2	(2)	200	(53)	—	—	202	(55)
Other	—	—	24	34	—	—	24	34
Total Fixed Income	$950	$748	$2,990	$2,012	$74	$144	$4,014	$2,904
Private Equity
Buyouts	$—	$—	$—	$—	$618	$613	$618	$613
Distressed debt	—	—	—	—	333	376	333	376
Growth equity	1	4	—	—	27	19	28	23
Mezzanine	—	—	—	—	90	93	90	93
Real estate	—	—	—	—	148	159	148	159
Secondary	—	—	—	—	181	165	181	165
Other	—	—	—	—	—	67	—	67
Venture capital	—	—	—	—	665	583	665	583
Total Private Equity	$1	$4	$—	$—	$2,062	$2,075	$2,063	$2,079
Absolute Return
Hedge funds and hedge fund of funds	$—	$—	$1,235	$1,142	$88	$59	$1,323	$1,201
Bank loan and other fixed income funds	—	—	—	—	432	564	432	564
Total Absolute Return	$—	$—	$1,235	$1,142	$520	$623	$1,755	$1,765
Commodities	$—	$—	$435	$338	$105	$111	$540	$449
Cash and Cash Equivalents	$295	$35	$600	$609	$—	$—	$895	$644
Total	$3,527	$3,221	$5,876	$5,043	$3,203	$3,459	$12,606	$11,723
Other items to reconcile to fair value of plan assets							$(504)	$(148)
Fair value of plan assets							$12,102	$11,575

Publicly traded equities are valued at the closing price reported in the active market in which the individual securities are traded. Index funds are valued at the net asset value (NAV) as determined by the custodian of the fund. The NAV is based on the fair value of the underlying assets owned by the fund, minus its liabilities then divided by the number of units outstanding. Long/short equity interests are valued using the most recent general partner statement of fair value, updated for any subsequent partnership interests’ cash flows or expected changes in fair value.

Fixed income includes derivative instruments such as credit default swaps, interest rate swaps and futures contracts that are used to help manage risks. U.S. government and government agency bonds and notes are valued at the closing price reported in the active market in which the individual security is traded. Corporate bonds and notes, asset backed securities and collateralized mortgage obligations are valued at either the yields currently available on comparable securities of issuers with similar credit ratings or valued under a discounted cash flows approach that maximizes observable inputs, such as current yields of similar instruments, but includes adjustments for certain risks that may not be observable such as credit and liquidity risks. Private placement funds are valued using the most recent general partner statement of fair value, updated for any subsequent partnership interests’ cash flows or expected changes in fair value. Swaps and derivative instruments are valued by the custodian using closing market swap curves and market derived inputs.

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

Other items to reconcile to fair value of plan assets is the net of insurance receivable for WG Trading Company, interest receivable, amounts due for securities sold, amounts payable for securities purchased and interest payable.

The following table sets forth a summary of changes in the fair values of the U.S. pension plans’ level 3 assets for the years ended December 31, 2011 and 2010:

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
(Millions)	Equities	Fixed Income	Private Equity	Absolute Return	Commodities	Total
Beginning balance at Jan. 1, 2010	$4	$185	$1,961	$728	$237	$3,115
Net transfers into / (out of) level 3	49	(37)	27	(49)	(140)	(150)
Purchases, sales, issuances, and settlements, net	412	(34)	(55)	(201)	—	122
Realized gain/(loss)	—	1	133	4	—	138
Change in unrealized gains/(losses) relating to instruments still held at the reporting date	41	29	9	141	14	234
Ending balance at Dec. 31, 2010	506	144	2,075	623	111	3,459
Net transfers into / (out of) level 3	—	5	—	(59)	—	(54)
Purchases, sales, issuances and settlements, net	(52)	(97)	(108)	3	—	(254)
Realized gain/(loss)	3	21	(50)	5	—	(21)
Change in unrealized gains/(losses) relating to instruments sold during the period	(8)	(17)	133	(36)	—	72
Change in unrealized gains/(losses) relating to instruments still held at the reporting date	(7)	18	12	(16)	(6)	1
Ending balance at Dec. 31, 2011	$442	$74	$2,062	$520	$105	$3,203

International Pension Plans Assets

Outside the U.S., pension plan assets are typically managed by decentralized fiduciary committees. The disclosure below of asset categories is presented in aggregate for over 65 plans in 24 countries; however, there is significant variation in policy asset allocation from country to country. Local regulations, local funding rules, and local financial and tax considerations are part of the funding and investment allocation process in each country. 3M’s Treasury group provides standard funding and investment guidance to all international plans with more focused guidance to the larger plans.

Each plan has its own strategic asset allocation. The asset allocations are reviewed periodically and rebalanced when necessary.

The fair values of the assets held by the international pension plans by asset class are as follows:

	Fair Value Measurements Using Inputs Considered as
(Millions)	Level 1		Level 2		Level 3		Fair Value at Dec 31,
Asset Class	2011	2010	2011	2010	2011	2010	2011	2010
Equities
Growth equities	$374	$300	$141	$70	$—	$1	$515	$371
Value equities	401	369	98	27	—	—	499	396
Core equities	227	549	430	361	5	97	662	1,007
Total Equities	$1,002	$1,218	$669	$458	$5	$98	$1,676	$1,774
Fixed Income
Domestic government debt	$188	$194	$579	$455	$6	$7	$773	$656
Foreign government debt	93	51	647	345	2	2	742	398
Corporate debt securities	113	139	404	555	19	13	536	707
Mortgage backed debt	—	—	25	14	—	—	25	14
Other debt obligations	—	—	39	2	12	12	51	14
Total Fixed Income	$394	$384	$1,694	$1,371	$39	$34	$2,127	$1,789
Private Equity
Private equity funds	$—	$—	$47	$15	$20	$14	$67	$29
Real estate	3	—	38	3	47	56	88	59
Total Private Equity	$3	$—	$85	$18	$67	$70	$155	$88
Absolute Return
Hedge funds	$—	$—	$172	$130	$—	$—	$172	$130
Insurance	—	—	—	—	369	344	369	344
Derivatives	—	—	58	50	—	—	58	50
Other	—	—	2	3	1	—	3	3
Total Absolute Return	$—	$—	$232	$183	$370	$344	$602	$527
Cash and Cash Equivalents	$106	$233	$2	$9	$—	$—	$108	$242
Total	$1,505	$1,835	$2,682	$2,039	$481	$546	$4,668	$4,420
Other items to reconcile to fair value of plan assets							$(25)	$(65)
Fair value of plan assets							$4,643	$4,355

Equities consist primarily of mandates in public equity securities managed to the Morgan Stanley Capital All Country World Index. Publicly traded equities are valued at the closing price reported in the active market in which the individual securities are traded.

Fixed Income investments include domestic and foreign government, corporate, mortgage backed and other debt. Governments, corporate bonds and notes and mortgage backed securities are valued at the closing price reported if traded on an active market or at yields currently available on comparable securities of issuers with similar credit ratings or valued under a discounted cash flows approach that maximizes observable inputs, such as current yields of similar instruments, but includes adjustments for certain risks that may not be observable such as credit and liquidity risks.

Private equity funds consist of both active and passive mandates.  Partnership interests are valued using the most recent general partner statement of fair value, updated for any subsequent partnership interests’ cash flows or expected changes in fair value. Real estate consists of property funds and REITS (Real Estate Investment Trusts). Property funds are valued using the most recent partnership statement of fair value, updated for any subsequent partnership interests’ cash flows. REITS are valued at the closing price reported in the active market in which it is traded.

Absolute return consists of private partnership interests in hedge funds, insurance contracts, derivative instruments, hedge fund of funds, and bank loan funds. Insurance consists of insurance contracts, which are valued using cash surrender values which is the amount the plan would receive if the contract was cashed out at year end. Derivative instruments consist of interest rate swaps that are used to help manage risks. Hedge funds are valued at the NAV as determined by the independent administrator or custodian of the fund.

Other items to reconcile to fair value of plan assets is the net of interest receivable, amounts due for securities sold, amounts payable for securities purchased and interest payable.

The following table sets forth a summary of changes in the fair values of the international pension plans level 3 assets for the years ended December 31, 2011 and 2010:

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
(Millions)	Equities	Fixed Income	Private Equity	Absolute Return	Total
Beginning balance at January 1, 2010	$14	$22	$59	$375	$470
Net transfers into / (out of) level 3	97	17	—	—	114
Foreign currency exchange	2	—	4	(18)	(12)
Purchases, sales, issuances and settlements, net	(15)	—	7	10	2
Realized gain/(loss)	(18)	—	(3)	—	(21)
Change in unrealized gains/(losses) relating to instruments still held at the reporting date	18	(5)	3	(23)	(7)
Ending balance at December 31, 2010	98	34	70	344	546
Net transfers into / (out of) level 3	(93)	—	(21)	18	(96)
Foreign currency exchange	—	(1)	(1)	(10)	(12)
Purchases, sales, issuances and settlements, net	—	—	17	3	20
Realized gain/(loss)	—	—	—	1	1
Change in unrealized gains/(losses) relating to instruments still held at the reporting date	—	6	2	14	22
Ending balance at December 31, 2011	$5	$39	$67	$370	$481

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

The fair values of the assets held by the postretirement benefits plans by asset class are as follows:

	Fair Value Measurements Using Inputs Considered as						Fair Value at
(Millions)	Level 1		Level 2		Level 3		Dec 31,
Asset Class	2011	2010	2011	2010	2011	2010	2011	2010
Equities
U.S. equities	$396	$392	$—	$—	$—	$—	$396	$392
Non-U.S. equities	44	48	—	—	—	—	44	48
EAFE index funds	—	—	15	21	—	—	15	21
Index funds	—	—	43	45	—	—	43	45
Long/short equity	—	—	—	—	14	16	14	16
Total Equities	$440	$440	$58	$66	$14	$16	$512	$522
Fixed Income
U.S. government securities	$55	$50	$197	$160	$—	$—	$252	$210
Non-U.S. government securities	—	—	12	10	—	—	12	10
Preferred and convertible securities	—	1	—	—	—	—	—	1
U.S. corporate bonds	6	5	62	49	—	—	68	54
Non-U.S. corporate bonds	—	—	14	11	—	—	14	11
Asset backed securities	—	—	5	3	—	—	5	3
Collateralized mortgage obligations	—	—	7	7	—	—	7	7
Private placements	—	—	9	8	2	4	11	12
Derivative instruments	—	—	7	(2)	—	—	7	(2)
Other	—	—	1	2	—	—	1	2
Total Fixed Income	$61	$56	$314	$248	$2	$4	$377	$308
Private Equity
Buyouts	$—	$—	$—	$—	$56	$57	$56	$57
Distressed debt	—	—	—	—	17	18	17	18
Growth equity	—	—	—	—	1	1	1	1
Mezzanine	—	—	—	—	3	3	3	3
Real estate	—	—	—	—	4	5	4	5
Secondary	—	—	—	—	6	5	6	5
Other	—	—	—	—	—	43	—	43
Venture capital	—	—	—	—	100	94	100	94
Total Private Equity	$—	$—	$—	$—	$187	$226	$187	$226
Absolute Return
Hedge funds and hedge fund of funds	$—	$—	$40	$36	$3	$2	$43	$38
Bank loan and other fixed income funds	—	—	—	—	14	18	14	18
Total Absolute Return	$—	$—	$40	$36	$17	$20	$57	$56
Commodities	$—	$—	$14	$11	$4	$3	$18	$14
Cash and Cash Equivalents	$10	$1	$51	$42	$—	$—	$61	$43
Total	$511	$497	$477	$403	$224	$269	$1,212	$1,169
Other items to reconcile to fair value of plan assets							$(3)	$(20)
Fair value of plan assets							$1,209	$1,149

Publicly traded equities are valued at the closing price reported in the active market in which the individual securities are traded. Index funds are valued at the NAV as determined by the custodian of the fund. The NAV is based on the fair value of the underlying assets owned by the fund, minus its liabilities then divided by the number of units outstanding. Long/short equity interests are valued using the most recent general partner statement of fair value, updated for any subsequent partnership interests’ cash flows or expected changes in fair value.

Fixed income includes derivative investments such as credit default swaps, interest rate swaps and futures contracts that are used to help manage risks. U.S. government and government agency bonds and notes are valued at the closing price reported in the active market in which the individual security is traded. Corporate bonds and notes, asset backed securities and collateralized mortgage obligations are valued at either the yields currently available on comparable securities of issuers with similar credit ratings or valued under a discounted cash flows approach that maximizes observable inputs, such as current yields of similar instruments, but includes adjustments for certain risks that may not be observable such as credit and liquidity risks. Swaps and derivative instruments are valued by the custodian using market swap curves and market derived inputs.

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

The following table sets forth a summary of changes in the fair values of the postretirement plans’ level 3 assets for the years ended December 31, 2011 and 2010:

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
(Millions)	Equities	Fixed Income	Private Equity	Absolute Return	Commodities	Total
Beginning balance at Jan. 1, 2010	$—	$6	$245	$22	$7	$280

Net transfers into / (out of) level 3	2	(2)	—	(1)	(4)	(5)
Purchases, sales, issuances and settlements, net	13	(1)	(11)	(6)	—	(5)
Realized gain/(loss)	—	—	16	—	—	16
Change in unrealized gains/(losses) relating to instruments still held at the reporting date	1	1	(24)	5	—	(17)
Ending balance at Dec. 31, 2010	16	4	226	20	3	269
Net transfers into / (out of) level 3	—	—	—	(2)	—	(2)
Purchases, sales, issuances and settlements, net	(1)	(3)	(43)	1	—	(46)
Realized gain/(loss)	—	1	(31)	—	—	(30)
Change in unrealized gains/(losses) relating to instruments sold during the period	(1)	(1)	20	(1)	—	17
Change in unrealized gains/(losses) relating to instruments still held at the reporting date	—	1	15	(1)	1	16
Ending balance at Dec. 31, 2011	$14	$2	$187	$17	$4	$224

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

Cash Flow Hedging - Foreign Currency Forward and Option Contracts: The Company enters into foreign exchange forward and option contracts to hedge against the effect of exchange rate fluctuations on cash flows denominated in foreign currencies and certain intercompany financing transactions. These transactions are designated as cash flow hedges. The settlement or extension of these derivatives will result in reclassifications (from accumulated other comprehensive income) to earnings in the period during which the hedged transactions affect earnings. Generally, 3M dedesignates these cash flow hedge relationships in advance of the occurrence of the forecasted transaction. The portion of gains or losses on the derivative instrument previously accumulated in other comprehensive income for dedesignated hedges remains in accumulated other comprehensive income until the forecasted transaction occurs. Changes in the value of derivative instruments after dedesignation are recorded in earnings and are included in the Derivatives Not Designated as Hedging Instruments section below. Hedge ineffectiveness and the amount excluded from effectiveness testing recognized in income on cash flow hedges were not material for 2011, 2010 and 2009. The maximum length of time over which 3M hedges its exposure to the variability in future cash flows for a majority of the forecasted transactions is 12 months and, accordingly, at December 31, 2011, the majority of the Company’s open foreign exchange forward and option contracts had maturities of one year or less. The dollar equivalent gross notional amount of the Company’s foreign exchange forward and option contracts designated as cash flow hedges at December 31, 2011 was approximately $4.5 billion.

Cash Flow Hedging - Commodity Price Management: The Company manages commodity price risks through negotiated supply contracts, price protection agreements and forward physical contracts. The Company uses commodity price swaps relative to natural gas as cash flow hedges of forecasted transactions to manage price volatility. The related mark-to-market gain or loss on qualifying hedges is included in other comprehensive income to the extent effective, and reclassified into cost of sales in the period during which the hedged transaction affects earnings. Generally, the length of time over which 3M hedges its exposure to the variability in future cash flows for its forecasted natural gas transactions is 12 months. No significant commodity cash flow hedges were discontinued and hedge ineffectiveness was not material for 2011, 2010 and 2009. The dollar equivalent gross notional amount of the Company’s natural gas commodity price swaps designated as cash flow hedges at December 31, 2011 was $29 million.

Cash Flow Hedging — Forecasted Debt Issuance: In August 2011, in anticipation of the September 2011 issuance of $1 billion in five-year fixed rate notes, 3M executed a pre-issuance cash flow hedge on a notional amount of $400 million by entering into a forward-starting five-year floating-to-fixed interest rate swap. Upon debt issuance in September 2011, 3M terminated the floating-to-fixed interest rate swap. The termination of the swap resulted in a $7 million pre-tax loss ($4 million after-tax) that will be amortized over the five-year life of the note and, when material, is included in the tables below as part of the loss recognized in income on the effective portion of derivatives as a result of reclassification from accumulated other comprehensive income.

As of December 31, 2011, the Company had a balance of $22 million associated with the after tax net unrealized gain associated with cash flow hedging instruments recorded in accumulated other comprehensive income. This includes a $4 million balance (loss) related to a floating-to-fixed interest rate swap (discussed in the preceding paragraph), which will be amortized over the five-year life of the note. 3M expects to reclassify a majority of the remaining balance to earnings over the next 12 months (with the impact offset by cash flows from underlying hedged items).

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

Year ended December 31, 2011 (Millions) Derivatives in Cash Flow Hedging	Pretax Gain (Loss) Recognized in Other Comprehensive Income On Effective Portion of Derivative	Pretax Gain (Loss) Recognized in Income on Effective Portion of Derivative as a Result of Reclassification from Accumulated Other Comprehensive Income		Ineffective Portion of Gain (Loss) on Derivative and Amount Excluded from Effectiveness Testing Recognized in Income
Relationships	Amount	Location	Amount	Location	Amount
Foreign currency forward/option contracts	$3	Cost of sales	$(87)	Cost of sales	$—
Foreign currency forward contracts	(42)	Interest expense	(41)	Interest expense	—
Commodity price swap contracts	(4)	Cost of sales	(6)	Cost of sales	—
Interest rate swap contracts	(7)	Interest expense	—	Interest expense	—
Total	$(50)		$(134)		$—

Year ended December 31, 2010 (Millions) Derivatives in Cash Flow Hedging	Pretax Gain (Loss) Recognized in Other Comprehensive Income on Effective Portion of Derivative	Pretax Gain (Loss) Recognized in Income on Effective Portion of Derivative as a Result of Reclassification from Accumulated Other Comprehensive Income		Ineffective Portion of Gain (Loss) on Derivative and Amount Excluded from Effectiveness Testing Recognized in Income
Relationships	Amount	Location	Amount	Location	Amount
Foreign currency forward/option contracts	$(30)	Cost of sales	$(39)	Cost of sales	$—
Foreign currency forward contracts	34	Interest expense	33	Interest expense	—
Commodity price swap contracts	(13)	Cost of sales	(9)	Cost of sales	—
Total	$(9)		$(15)		$—

Year ended December 31, 2009 (Millions) Derivatives in Cash Flow Hedging	Pretax Gain (Loss) Recognized in Other Comprehensive Income on Effective Portion of Derivative	Pretax Gain (Loss) Recognized in Income on Effective Portion of Derivative as a Result of Reclassification from Accumulated Other Comprehensive Income		Ineffective Portion of Gain (Loss) on Derivative and Amount Excluded from Effectiveness Testing Recognized in Income
Relationships	Amount	Location	Amount	Location	Amount
Foreign currency forward/option contracts	$(58)	Cost of sales	$96	Cost of sales	$—
Foreign currency forward contracts	55	Interest expense	47	Interest expense	—
Commodity price swap contracts	(18)	Cost of sales	(34)	Cost of sales	—
Total	$(21)		$109		$—

Fair Value Hedges:

For derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivatives as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings.

Fair Value Hedging - Interest Rate Swaps: The Company manages interest expense using a mix of fixed and floating rate debt. To help manage borrowing costs, the Company may enter into interest rate swaps. Under these arrangements, the Company agrees to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated by reference to an agreed-upon notional principal amount. The mark-to-market of these fair value hedges is recorded as gains or losses in interest expense and is offset by the gain or loss of the underlying debt instrument, which also is recorded in interest expense. These fair value hedges are highly effective and, thus, there is no impact on earnings due to hedge ineffectiveness. The dollar equivalent (based on inception date foreign currency exchange rates) gross notional amount of the Company’s interest rate swaps at December 31, 2011 was $342 million.

At December 31, 2011, the Company had interest rate swaps designated as fair value hedges of underlying fixed rate obligations. In July 2007, in connection with the issuance of a seven-year Eurobond for an amount of 750 million Euros, the Company completed a fixed-to-floating interest rate swap on a notional amount of 400 million Euros as a fair value hedge of a portion of the fixed interest rate Eurobond obligation. In August 2010, the Company terminated 150 million Euros of the notional amount of this swap. As a result, a gain of 18 million Euros, recorded as part of the balance of the underlying debt, will be amortized as an offset to interest expense over this debt’s remaining life. Prior to termination of the applicable portion of the interest rate swap, the mark-to-market of the hedge instrument was recorded as gains or losses in interest expense and was offset by the gain or loss on carrying value of the underlying debt instrument. Consequently, the subsequent amortization of the 18 million Euros recorded as part of the underlying debt balance is not part of gains on hedged items recognized in income in the tables below.

In November 2006, the Company entered into a $400 million fixed-to-floating interest rate swap concurrent with the issuance of the three-year medium-term note due in 2009. The swap and underlying note matured in November 2009.

The Company also had two fixed-to-floating interest rate swaps with an aggregate notional amount of $800 million designated as fair value hedges of the fixed interest rate obligation under the $800 million, three-year, 4.50% notes issued in October 2008. These swaps and underlying note matured in the fourth quarter of 2011.

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

The location in the consolidated statements of income and amounts of gains and losses related to derivative instruments designated as fair value hedges and similar information relative to the hedged items are as follows:

Year ended December 31, 2011	Gain (Loss) on Derivative		Gain (Loss) on Hedged Item
(Millions)	Recognized in Income		Recognized in Income
Derivatives in Fair Value Hedging Relationships	Location	Amount	Location	Amount
Interest rate swap contracts	Interest expense	$(10)	Interest expense	$10
Total		$(10)		$10

Year ended December 31, 2010	Gain (Loss) on Derivative		Gain (Loss) on Hedged Item
(Millions)	Recognized in Income		Recognized in Income
Derivatives in Fair Value Hedging Relationships	Location	Amount	Location	Amount
Interest rate swap contracts	Interest expense	$(16)	Interest expense	$16
Total		$(16)		$16

Year ended December 31, 2009	Gain (Loss) on Derivative		Gain (Loss) on Hedged Item
(Millions)	Recognized in Income		Recognized in Income
Derivatives in Fair Value Hedging Relationships	Location	Amount	Location	Amount
Interest rate swap contracts	Interest expense	$16	Interest expense	$(16)
Total		$16		$(16)

Net Investment Hedges:

As circumstances warrant, the Company uses cross currency swaps, forwards and foreign currency denominated debt to hedge portions of the Company’s net investments in foreign operations. For hedges that meet the effectiveness requirements, the net gains or losses attributable to changes in spot exchange rates are recorded in cumulative translation within other comprehensive income. The remainder of the change in value of such instruments is recorded in earnings. Recognition in earnings of amounts previously recorded in cumulative translation is limited to circumstances such as complete or substantially complete liquidation of the net investment in the hedged foreign operation. At December 31, 2011, there were no cross currency swaps and foreign currency forward contracts designated as net investment hedges.

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

3M uses foreign currency denominated debt as nonderivative hedging instruments in certain net investment hedges. In July and December 2007, the Company issued seven-year fixed rate Eurobond securities for amounts of 750 million Euros and 275 million Euros, respectively. 3M designated each of these Eurobond issuances as hedging instruments of the Company’s net investment in its European subsidiaries.

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

Year ended December 31, 2011 (Millions) Derivative and Nonderivative Instruments in	Pretax Gain (Loss) Recognized as Cumulative Translation within Other Comprehensive Income on Effective Portion of Instrument	Ineffective Portion of Gain (Loss) on Instrument and Amount Excluded from Effectiveness Testing Recognized in Income
Net Investment Hedging Relationships	Amount	Location	Amount
Foreign currency denominated debt	$41	N/A	$—
Total	$41		$—

Year ended December 31, 2010 (Millions) Derivative and Nonderivative Instruments in	Pretax Gain (Loss) Recognized as Cumulative Translation within Other Comprehensive Income on Effective Portion of Instrument	Ineffective Portion of Gain (Loss) on Instrument and Amount Excluded from Effectiveness Testing Recognized in Income
Net Investment Hedging Relationships	Amount	Location	Amount
Foreign currency denominated debt	111	N/A	—
Total	$111		$—

Year ended December 31, 2009 (Millions) Derivative and Nonderivative Instruments in	Pretax Gain (Loss) Recognized as Cumulative Translation within Other Comprehensive Income on Effective Portion of Instrument	Ineffective Portion of Gain (Loss) on Instrument and Amount Excluded from Effectiveness Testing Recognized in Income
Net Investment Hedging Relationships	Amount	Location	Amount
Cross currency swap contracts	$(12)	Interest expense	$—
Foreign currency denominated debt	(27)	N/A	—
Total	$(39)		$—

Derivatives Not Designated as Hedging Instruments:

Derivatives not designated as hedging instruments include dedesignated foreign currency forward and option contracts that formerly were designated in cash flow hedging relationships (as referenced in the Cash Flow Hedges section above). In addition, 3M enters into foreign currency forward contracts and commodity price swaps to offset, in part, the impacts of certain intercompany activities (primarily associated with intercompany licensing arrangements) and fluctuations in costs associated with the use of certain precious metals, respectively. These derivative instruments are not designated in hedging relationships; therefore, fair value gains and losses on these contracts are recorded in earnings. The dollar equivalent gross notional amount of these forward, option and swap contracts not designated as hedging instruments totaled $1.1 billion as of December 31, 2011. The Company does not hold or issue derivative financial instruments for trading purposes.

The location in the consolidated statements of income and amounts of gains and losses related to derivative instruments not designated as hedging instruments are as follows:

	Year ended December 31, 2011		Year ended December 31, 2010
	Gain (Loss) on Derivative		Gain (Loss) on Derivative
(Millions)	Recognized in Income		Recognized in Income
Derivatives Not Designated as Hedging Instruments	Location	Amount	Location	Amount
Foreign currency forward/option contracts	Cost of sales	$13	Cost of sales	$(24)
Foreign currency forward contracts	Interest expense	9	Interest expense	(19)
Commodity price swap contracts	Cost of sales	—	Cost of sales	1
Total		$22		$(42)

	Year ended December 31, 2009
	Gain (Loss) on Derivative
(Millions)	Recognized in Income
Derivatives Not Designated as Hedging Instruments	Location	Amount
Foreign currency forward/option contracts	Cost of sales	$(41)
Foreign currency forward contracts	Interest expense	20
Commodity price swap contracts	Cost of sales	1
Total		$(20)

Location and Fair Value Amount of Derivative Instruments

The following table summarizes the fair value of 3M’s derivative instruments, excluding nonderivative instruments used as hedging instruments, and their location in the consolidated balance sheet.

December 31, 2011
(Millions)	Assets		Liabilities
Fair Value of Derivative Instruments	Location	Amount	Location	Amount
Derivatives designated as hedging instruments
Foreign currency forward/option contracts	Other current assets	$82	Other current liabilities	$34
Commodity price swap contracts	Other current assets	—	Other current liabilities	7
Interest rate swap contracts	Other assets	28	Other liabilities	—
Total derivatives designated as hedging instruments		$110		$41

Derivatives not designated as hedging instruments
Foreign currency forward/option contracts	Other current assets	$25	Other current liabilities	$8
Total derivatives not designated as hedging instruments		$25		$8

Total derivative instruments		$135		$49

December 31, 2010 (Millions)	Assets		Liabilities
Fair Value of Derivative Instruments	Location	Amount	Location	Amount
Derivatives designated as hedging instruments
Foreign currency forward/option contracts	Other current assets	$26	Other current liabilities	$48
Commodity price swap contracts	Other current assets	—	Other current liabilities	5
Interest rate swap contracts	Other assets	39	Other liabilities	—
Total derivatives designated as hedging instruments		$65		$53

Derivatives not designated as hedging instruments
Foreign currency forward/option contracts	Other current assets	$12	Other current liabilities	$34
Total derivatives not designated as hedging instruments		$12		$34

Total derivative instruments		$77		$87

Additional information with respect to the fair value of derivative instruments is included in Note 13.

Currency Effects

Currency Effects: 3M estimates that year-on-year currency effects, including hedging impacts, increased net income attributable to 3M by approximately $154 million in 2011 and increased net income attributable to 3M by approximately $15 million in 2010. This estimate includes the effect of translating profits from local currencies into U.S. dollars; the impact of currency fluctuations on the transfer of goods between 3M operations in the United States and abroad; and transaction gains and losses, including derivative instruments designed to reduce foreign currency exchange rate risks and the negative impact of swapping Venezuelan bolivars into U.S. dollars. 3M estimates that year-on-year derivative and other transaction gains and losses had an immaterial impact on net income attributable to 3M in 2011 and decreased net income attributable to 3M by approximately $115 million in 2010.

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis:

For 3M, assets and liabilities that are measured at fair value on a recurring basis primarily relate to available-for-sale marketable securities, available-for-sale investments (included as part of investments in the Consolidated Balance Sheet) and certain derivative instruments. Derivatives include cash flow hedges, interest rate swaps and most net investment hedges. The information in the following paragraphs and tables primarily addresses matters relative to these financial assets and liabilities. Separately, there were no material fair value measurements with respect to nonfinancial assets or liabilities that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis for 2011 and 2010.

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

The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis.

	Fair Value
(Millions)	at Dec. 31,	Fair Value Measurements Using Inputs Considered as
Description	2011	Level 1	Level 2	Level 3
Assets:
Available-for-sale:
Marketable securities:
U.S. government agency securities	$480	$—	$480	$—
Foreign government agency securities	23	—	23	—
Corporate debt securities	668	—	668	—
Certificates of deposit/time deposits	49	—	49	—
Commercial paper	30	—	30	—
Asset-backed securities:
Automobile loan related	718	—	718	—
Credit card related	268	—	268	—
Equipment lease related	64	—	64	—
Other	5	—	5	—
U.S. treasury securities	34	34	—	—
U.S. municipal securities	14	—	14	—
Auction rate securities	4	—	—	4
Investments	4	4	—	—
Derivative instruments — assets:
Foreign currency forward/option contracts	107	98	9	—
Interest rate swap contracts	28	—	28	—

Liabilities:
Derivative instruments — liabilities:
Foreign currency forward/option contracts	42	42	—	—
Commodity price swap contracts	7	7	—	—

(Millions)	Fair Value at Dec. 31,	Fair Value Measurements Using Inputs Considered as
Description	2010	Level 1	Level 2	Level 3
Assets:
Available-for-sale:
Marketable securities:
U.S. government agency securities	$309	$—	$309	$—
Foreign government agency securities	55	—	55	—
Corporate debt securities	472	—	472	—
Certificates of deposit/time deposits	29	—	29	—
Commercial paper	55	—	55	—
Asset-backed securities:
Automobile loan related	397	—	397	—
Credit card related	149	—	149	—
Equipment lease related	38	—	38	—
Other	8	—	8	—
U.S. treasury securities	99	99	—	—
U.S. municipal securities	23	—	23	—
Auction rate securities	7	—	—	7
Investments	21	21	—	—
Derivative instruments — assets:
Foreign currency forward/option contracts	38	36	2	—
Interest rate swap contracts	39	—	39	—

Liabilities:
Derivative instruments — liabilities:
Foreign currency forward/option contracts	82	82	—	—
Commodity price swap contracts	5	5	—	—

The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3).

(Millions) Marketable securities — auction rate securities only	2011	2010	2009
Beginning balance	$7	$5	$1
Total gains or losses:
Included in earnings	—	—	—
Included in other comprehensive income	(3)	2	6
Purchases, issuances, and settlements	—	—	(2)
Transfers in and/or out of Level 3	—	—	—
Ending balance (December 31)	4	7	5

Additional losses included in earnings due to reclassifications from other comprehensive income for:
Securities sold during the period ended December 31	—	—	(2)
Securities still held at December 31	—	—	—

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

There were no material long-lived asset impairments for 2011 and 2010. Long-lived asset impairments for 2009 included the portion of 2009 restructuring actions related to long-lived asset impairments as discussed in Note 4, with the complete carrying amount of such assets written off and included in operating income results. In addition to the restructuring activities, in June 2009 the Company recorded a $13 million impairment of certain long-lived assets associated with the UK passport production activity of 3M’s Security Systems Division (within the Safety, Security and Protection Services business segment). In June 2009, 3M was notified that the UK government decided to award the production of its passports to a competitor upon the expiration of 3M’s existing UK passport contracts in October 2010. Accordingly, 3M tested the long lived assets associated with the UK passport activity for recoverability which indicated that the asset grouping’s carrying amount exceeded the remaining expected cash flows. As a result, associated assets were written down to a fair value of $41 million in June 2009. 3M primarily uses a discounted cash flow model that uses inputs such as interest rates and cost of capital, to determine the fair value of such assets. 3M considers these level 3 inputs.

		Fair Value Measurements Using
		Quoted Prices in	Significant
Year ended December 31, 2009 (Millions) Description	Fair value	Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Long-lived assets held and used	$41	$—	$—	$41	$(32)

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

	December 31, 2011		December 31, 2010
(Millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, excluding current portion	$4,484	$5,002	$4,183	$4,466

The fair values reflected above consider the terms of the related debt absent the impacts of derivative/hedging activity. The carrying amount of long-term debt referenced above is impacted by certain fixed-to-floating interest rate swaps that are designated as fair value hedges and by the designation of fixed rate Eurobond securities issued by the Company as hedging instruments of the Company’s net investment in its European subsidiaries. 3M’s fixed-rate bonds were trading at a premium at December 31, 2011 and 2010 due to the low interest rates and tightening of 3M’s credit spreads.

NOTE 14.  Commitments and Contingencies

Capital and Operating Leases:

Rental expense under operating leases was $279 million in 2011, $262 million in 2010 and $244 million in 2009. It is 3M’s practice to secure renewal rights for leases, thereby giving 3M the right, but not the obligation, to maintain a presence in a leased facility. 3M has two primary capital leases. First, 3M has a capital lease, which became effective in April 2003, that involves a building in the United Kingdom (with a lease term of 22 years). During the second quarter of 2003, 3M recorded a capital lease asset and obligation of approximately 33.5 million United Kingdom pounds (approximately $52 million at December 31, 2011 exchange rates). Second, during the fourth quarter of 2009, 3M recorded a capital lease asset and obligation of approximately $50 million related to an IT investment with an amortization period of seven years.

Minimum lease payments under capital and operating leases with non-cancelable terms in excess of one year as of December 31, 2011, were as follows:

(Millions)	Capital Leases	Operating Leases
2012	$19	$155
2013	20	113
2014	18	87
2015	5	55
2016	4	40
After 2016	34	52
Total	$100	$502
Less: Amounts representing interest	8
Present value of future minimum lease payments	92
Less: Current obligations under capital leases	13
Long-term obligations under capital leases	$79

Warranties/Guarantees:

3M’s accrued product warranty liabilities, recorded on the Consolidated Balance Sheet as part of current and long-term liabilities, are estimated at approximately $28 million as of December 31, 2011 and approximately $27 million as of December 31, 2010. 3M does not consider this amount to be material. The fair value of 3M guarantees of loans with third parties and other guarantee arrangements are not material.

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

Because litigation is subject to inherent uncertainties, and unfavorable rulings or developments could occur, there can be no certainty that the Company may not ultimately incur charges in excess of presently recorded liabilities. A future adverse ruling, settlement, or unfavorable development could result in future charges that could have a material adverse effect on the Company’s results of operations or cash flows in the period in which they are recorded. The Company currently believes that such future charges, if any, would not have a material adverse effect on the consolidated financial position of the Company, taking into account its significant available insurance coverage. Based on experience and developments, the Company reexamines its estimates of probable liabilities and associated expenses and receivables each period, and whether it is able to estimate a liability previously determined to be not estimable and/or not probable. Where appropriate, the Company makes additions to or adjustments of its estimated liabilities. As a result, the current estimates of the potential impact on the Company’s consolidated financial position, results of operations and cash flows for the legal proceedings and claims pending against the Company could change in the future.

The following table shows the major categories of significant legal matters — respirator mask/asbestos litigation (including Aearo), environmental remediation and other environmental liabilities — for which the Company has been able to estimate its probable liability and for which the Company has taken reserves and the related insurance receivables:

At December 31 (Millions)	2011	2010	2009
Respirator mask/asbestos liabilities	130	126	138
Respirator mask/asbestos insurance receivables	121	122	143

Environmental remediation liabilities	28	24	31
Environmental remediation insurance receivables	15	15	15

Other environmental liabilities	75	90	117

The following sections first describe the significant legal proceedings in which the Company is involved, and then describe the liabilities and associated insurance receivables the Company has accrued relating to its significant legal proceedings.

Respirator Mask/Asbestos Litigation

As of December 31, 2011, the Company is a named defendant, with multiple co-defendants, in numerous lawsuits in various courts that purport to represent approximately 2,260 individual claimants compared to approximately 2,148 individual claimants with actions pending at December 31, 2010.

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

The Company’s current volume of new and pending matters is substantially lower than its historical experience. The Company expects that filing of claims by unimpaired claimants in the future will continue to be at much lower levels than in the past. Accordingly, the number of claims alleging more serious injuries, including mesothelioma and other malignancies, will represent a greater percentage of total claims than in the past. The Company has prevailed in all nine cases taken to trial, including seven of the eight cases tried to verdict (such trials occurred in 1999, 2000, 2001,

2003, 2004, and 2007), and an appellate reversal in 2005 of the 2001 jury verdict adverse to the Company. The ninth case, tried in 2009, was dismissed by the Court at the close of plaintiff’s evidence, based on the Court’s legal finding that the plaintiff had not presented sufficient evidence to support a jury verdict. This case is being appealed by the plaintiffs and briefing is complete and the parties are waiting for the court to set a hearing date for oral argument.

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

Plaintiffs have asserted specific dollar claims for damages in approximately 39% of the 1,053 lawsuits that were pending against the Company at the end of 2011 in all jurisdictions. A majority of states restrict or prohibit specifying damages in tort cases such as these, and most of the remaining jurisdictions do not require such specification. In those cases in which plaintiffs choose to assert specific dollar amounts in their complaints, brought in states that permit such pleading, the amounts claimed are typically not meaningful as an indicator of the Company’s potential liability. This is because (a) the amounts claimed typically bear no relation to the extent of the plaintiff’s injury, if any; (b) the complaints nearly always assert claims against multiple defendants with the typical complaint asserting claims against as few as a dozen different defendants to upwards of 100 different defendants, the damages alleged are not attributed to individual defendants, and a defendant’s share of liability may turn on the law of joint and several liability, which can vary by state, and by the amount of fault a jury allocates to each defendant if a case is ultimately tried before a jury; (c) many cases are filed against the Company even though the plaintiffs did not use any of the Company’s products and, ultimately, are withdrawn or dismissed without any payment; and (d) many cases are brought on behalf of plaintiffs who have not suffered any medical injury, and, ultimately, are resolved without any payment or a payment that is a small fraction of the damages initially claimed. Of the 410 pending cases in which purported damage amounts are specified in the complaints, 250 cases involve claims of $100,000 or less, (three (3) of which also allege punitive damages of $15,000, 15 of which also allege punitive damages of $10 million, and three (3) of which also allege punitive damages of $20 million); 102 cases involve claims between $100,000 and $3 million (46 of which also allege punitive damages of $250,000, and 49 of which also allege punitive damages of $2 million); seven (7) cases involve claims between $3 million and $7.5 million (all of which also allege punitive damages of $5 million); three (3) cases involve claims of $10 million (two (2) of which also allege punitive damages of $10 million); 12 cases involve claims of $50 million (all of which also allege punitive damages of $50 million); and 36 cases involve claims of $100 million (35 of which also allege punitive damages of $100 million, and one (1) of which also alleges punitive damages of $300 million). Some complaints allege that the compensatory and punitive damages are at least the amounts specified. As previously stated, the Company’s experience and the other reasons cited indicate that the damage amounts specified in complaints are not a meaningful factor in any assessment of the Company’s potential liability.

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

As a result of the increased costs of aggressively defending itself and the greater cost of resolving claims of persons with malignant conditions, the Company increased its reserves in 2011 for respirator mask/asbestos liabilities by $39 million. As of December 31, 2011, the Company had reserves for respirator mask/asbestos liabilities of $100 million (excluding Aearo reserves). The Company cannot estimate the amount or range of amounts by which the liability may exceed the reserve the Company has established because of the (i) inherent difficulty in projecting the number of claims that have not yet been asserted, particularly with respect to the Company’s respiratory products that themselves did not contain any harmful materials, (ii) the complaints nearly always assert claims against multiple defendants where the damages alleged are typically not attributed to individual defendants so that a defendant’s share of liability may turn on the law of joint and several liability, which can vary by state, (iii) the multiple factors described above that the Company considers in estimating its liabilities, and (iv) the several possible developments described above that may occur that could affect the Company’s estimate of liabilities.

As of December 31, 2011, the Company’s receivable for insurance recoveries related to the respirator mask/asbestos litigation was $121 million. The Company increased its receivables for insurance recoveries by $8 million in 2011 related to this litigation. As a result of settlements reached with its insurers, the Company was paid approximately $9 million in 2011 in connection with the respirator mask/asbestos litigation.

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

As of December 31, 2011, Aearo and/or other companies that previously owned and operated Aearo’s respirator business (American Optical Corporation, Warner-Lambert LLC, AO Corp. and Cabot Corporation (“Cabot”)) are named defendants, with multiple co-defendants, including the Company, in numerous lawsuits in various courts in which plaintiffs allege use of mask and respirator products and seek damages from Aearo and other defendants for alleged personal injury from workplace exposures to asbestos, silica-related, or other occupational dusts found in products manufactured by other defendants or generally in the workplace.

As of December 31, 2011, the Company, through its Aearo subsidiary, has recorded $30 million as the best estimate of the probable liabilities for product liabilities and defense costs related to current and future Aearo-related asbestos and silica-related claims. Responsibility for legal costs, as well as for settlements and judgments, is currently shared in an informal arrangement among Aearo, Cabot, American Optical Corporation and a subsidiary of Warner Lambert and their insurers (the “Payor Group”). Liability is allocated among the parties based on the number of years each company sold respiratory products under the “AO Safety” brand and/or owned the AO Safety Division of American

Optical Corporation and the alleged years of exposure of the individual plaintiff. Aearo’s share of the contingent liability is further limited by an agreement entered into between Aearo and Cabot on July 11, 1995. This agreement provides that, so long as Aearo pays to Cabot an annual fee of $400,000, Cabot will retain responsibility and liability for, and indemnify Aearo against, asbestos and silica-related product liability claims for respirators manufactured prior to July 11, 1995. Because the date of manufacture for a particular respirator allegedly used in the past is often difficult to determine, Aearo and Cabot have applied the agreement to claims arising out of the alleged use of respirators while exposed to asbestos or silica or products containing asbestos or silica prior to January 1, 1997. With these arrangements in place, Aearo’s potential liability is limited to exposures alleged to have arisen from the use of respirators while exposed to asbestos, silica or other occupational dusts on or after January 1, 1997.

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

Environmental Matters

As previously reported, the Company has been voluntarily cooperating with ongoing reviews by local, state, national (primarily the U.S. Environmental Protection Agency (EPA)), and international agencies of possible environmental and health effects of various perfluorinated compounds (“PFCs”), including perfluorooctanoate or “PFOA” and perfluorooctane sulfonate or “PFOS” and other perfluorooctanyl compounds. As a result of its phase-out decision in May 2000, the Company no longer manufactures perfluorooctanyl compounds. The company ceased manufacturing and using the vast majority of these compounds within approximately two years of the phase-out announcement, and ceased all manufacturing and the last significant use of this chemistry by 2008. Through its ongoing life cycle management and its raw material composition identification processes associated with the Company’s policies covering the use of all persistent and bio-accumulative materials, the Company has on rare occasion identified the presence of precursor chemicals in materials purchased from suppliers that may ultimately degrade to PFOA, PFOS or similar compounds. Upon such identification, the Company works to find alternatives for such chemicals.

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

In late 2008 and early 2009, the EPA undertook testing of private wells and soils at certain agricultural sites in Alabama where wastewater treatment sludge was applied from the municipal wastewater treatment plant in Decatur, Alabama that received wastewater from numerous sources, including sanitary wastewater from 3M. In this same timeframe, the EPA also issued provisional health advisory values for drinking water for PFOA of 0.4 parts per billion (“ppb”) and PFOS of 0.2 ppb. Pursuant to an information request from EPA, a group of local industries, including 3M, and the Decatur utility have been working to identify and test private wells in the area, and to connect to municipal water any private wells used for drinking water that exceed the EPA’s provisional health advisory levels. EPA’s and the industry’s testing of public drinking water supplies in the area indicate that the levels of PFOA and PFOS in municipal water supplies are well below the provisional health advisories. 3M and other companies have completed a survey of properties near the sites where Decatur utility’s wastewater treatment sludge was applied to identify any additional private drinking water wells not already identified by the EPA, and have connected a small number of wells that exceeded the provisional health advisory levels for PFOS and PFOA to municipal water. 3M and the other companies have continued to monitor those few private wells that showed levels of PFOS or PFOA above detection levels but below the EPA’s provisional health advisory levels. EPA has notified 3M that the agency is satisfied that 3M has completed its obligations under the information request and that EPA is closing its request.

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

As previously reported, the Company entered into a voluntary remedial action agreement with the Alabama Department of Environmental Management (ADEM) to address the presence of PFCs in the soil at the Company’s manufacturing facility in Decatur, Alabama. For approximately twenty years, the Company incorporated its wastewater treatment plant sludge containing PFCs in fields at its Decatur facility pursuant to a permit issued by ADEM. After a review of the available options to address the presence of PFCs in the soil, ADEM agreed that the preferred remediation option is to use a multilayer cap over the former sludge incorporation areas on the manufacturing site with subsequent groundwater migration controls and treatment. Implementation of that option will continue throughout the balance of 2012 and is expected to be completed in 2016.

The Company continues to work with the Minnesota Pollution Control Agency (MPCA) pursuant to the terms of the previously disclosed May 2007 Settlement Agreement and Consent Order to address the presence of perfluorinated compounds in the soil and groundwater at former disposal sites in Washington County, Minnesota (Oakdale and Woodbury) and at the Company’s manufacturing facility in Cottage Grove, Minnesota. Under this agreement, the Company’s principal obligations include (i) evaluating releases of perfluorinated compounds from these sites and proposing response actions; (ii) providing treatment or alternative drinking water upon identifying any level exceeding a Health Based Value (“HBV”) or Health Risk Limit (“HRL”) (i.e., the amount of a chemical in drinking water determined by the Minnesota Department of Health to be safe for people to drink for a lifetime) for any perfluorinated compounds as a result of contamination from these sites; (iii) remediating any source of other PFCs at these sites that is not controlled by actions to remediate PFOA and PFOS; and (iv) sharing information with the MPCA about perfluorinated compounds. During 2008, the MPCA issued formal decisions adopting remedial options for the former disposal sites in Washington County, Minnesota (Oakdale and Woodbury). In August 2009, the MPCA issued a formal decision adopting remedial options for the Company’s Cottage Grove manufacturing facility. During the spring and summer of 2010, 3M began implementing the remedial options at the Cottage Grove and Woodbury sites. 3M commenced the remedial option at the Oakdale site in late 2010. At each location the remedial options were among those recommended by the Company. Remediation work has been completed at the Oakdale site, and it is in an operational maintenance mode. Remediation will continue at the other two sites throughout the balance of 2012.

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

In March 2011, several residents of Lawrence County, Alabama, filed a lawsuit in the Circuit Court of Lawrence County seeking unspecified compensatory and punitive damages and other relief for alleged personal injuries due to the exposure to PFCs. The named defendants in the case include the City of Decatur, Alabama, 3M, its subsidiary Dyneon LLC, Daikin America, Inc., Toray Industries, Inc. and two of its U.S. subsidiaries, Synagro-WWT, Inc., Synagro South, LLC and Biological Processors of America, and certain individuals not associated with 3M. According to the complaint, Synagro acquired wastewater treatment sludge that allegedly contained PFOA, PFOS and other perfluorochemicals from the Decatur utility’s wastewater treatment plant, and made it into a fertilizer that it sold to farmers who applied it to their farmland in Morgan, Limestone and Lawrence counties, including land adjacent to the plaintiffs’ residence. Plaintiffs have dismissed the City of Decatur from the case and in December 2011 agreed to settle with 3M for an amount that is not material to the Company’s consolidated results of operations or financial condition.

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

On November 7, 2011, the Metropolitan Council filed a motion to intervene and a complaint in the State of Minnesota lawsuit seeking damages in excess of $50,000 and other legal, declaratory and equitable relief, including reasonable attorneys’ fees, for costs and fees that the Metropolitan Council alleges it will be required to assess at some time in the future if the Minnesota Pollution Control Agency imposes restrictions on Metropolitan Council’s PFOS discharges to the Mississippi River. Metropolitan Council’s intervention motion was based on several theories, including common law negligence, and statutory claims under MERLA for response costs and under the Minnesota Environmental Rights Act (MERA) for declaratory and equitable relief against 3M for PFOS and other PFC pollution of the waters and sediments of the Mississippi River. 3M did not object to the motion to intervene. On January 9, 2012, 3M answered the Metropolitan Council’s complaint and filed a counterclaim alleging that the Metropolitan Council discharges PFC’s to the Mississippi River and discharges PFC-containing sludge and biosolids from one or more of its wastewater treatment plants onto agricultural lands and local area landfills. Accordingly, 3M requested that if the Court finds that the State is entitled to any of the damages the State seeks, 3M seeks contribution and apportionment from the Metropolitan Council, including attorneys’ fees, under MERLA, and contribution from and liability for the Metropolitan Council’s proportional share of damages awarded to the State under the MWPCA, as well as under statutory nuisance and common law theories of trespass, nuisance and negligence. 3M also seeks declaratory relief under MERA.

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

For environmental litigation matters described in this section for which a liability, if any, has been recorded, the Company believes the amount recorded, as well as the possible loss or range of loss in excess of the established reserve is not material to the Company’s consolidated results of operations or financial condition. For those matters for which a liability has not been recorded, the Company believes such liability is not probable and estimable and the Company is not able to estimate a possible loss or range of loss at this time, with the exception of the Passaic River litigation, where the Company’s potential exposure, if any, is likely to be a fraction of one percent of the total costs.

Environmental Liabilities and Insurance Receivables

As of December 31, 2011, the Company had recorded liabilities of $28 million for estimated “environmental remediation” costs based upon an evaluation of currently available facts with respect to each individual site and also recorded related insurance receivables of $15 million. The Company records liabilities for remediation costs on an undiscounted basis when they are probable and reasonably estimable, generally no later than the completion of feasibility studies or the Company’s commitment to a plan of action. Liabilities for estimated costs of environmental remediation, depending on the site, are based primarily upon internal or third-party environmental studies, and estimates as to the number, participation level and financial viability of any other potentially responsible parties, the extent of the contamination and the nature of required remedial actions. The Company adjusts recorded liabilities as further information develops or circumstances change. The Company expects that it will pay the amounts recorded over the periods of remediation for the applicable sites, currently ranging up to 20 years.

As of December 31, 2011, the Company had recorded liabilities of $75 million for “other environmental liabilities” based upon an evaluation of currently available facts to implement the Settlement Agreement and Consent Order with the MPCA, the remedial action agreement with ADEM, and to address trace amounts of perfluorinated compounds in drinking water sources in the City of Oakdale, Minnesota, as well as presence in the soil and groundwater at the Company’s manufacturing facilities in Decatur, Alabama, and Cottage Grove, Minnesota, and at two former disposal sites in Washington County, Minnesota (Oakdale and Woodbury). The Company expects that most of the spending will occur over the next five years.

It is difficult to estimate the cost of environmental compliance and remediation given the uncertainties regarding the interpretation and enforcement of applicable environmental laws and regulations, the extent of environmental contamination and the existence of alternative cleanup methods. Developments may occur that could affect the Company’s current assessment, including, but not limited to: (i) changes in the information available regarding the environmental impact of the Company’s operations and products; (ii) changes in environmental regulations, changes in permissible levels of specific compounds in drinking water sources, or changes in enforcement theories and policies, including efforts to recover natural resource damages; (iii) new and evolving analytical and remediation techniques; (iv) success in allocating liability to other potentially responsible parties; and (v) the financial viability of other potentially responsible parties and third-party indemnitors. For sites included in both “environmental remediation liabilities” and “other environmental liabilities,” at which remediation activity is largely complete and remaining activity relates primarily to operation and maintenance of the remedy, including required post-remediation monitoring, the Company believes the exposure to loss in excess of the amount accrued would not be material to the Company’s consolidated results of operations or financial condition. However, for locations at which remediation activity is largely ongoing, the Company cannot estimate a possible loss or range of loss in excess of the associated established reserves for the reasons described above.

Employment Litigation

In January 2011, 3M reached an agreement in principle with plaintiffs’ counsel to resolve the Whitaker and Garcia lawsuits. The Whitaker settlement agreement was signed by all parties in March 2011. The court granted preliminary approval of the settlement on April 6, 2011, and provisionally certified a class for settlement purposes only. The final approval hearing occurred on December 21, 2011 and the court issued its Order and Judgment on January 5, 2012 approving the settlement. The Garcia settlement agreement has been signed by the parties. All plaintiffs subject to the Garcia settlement have signed and not timely revoked individual releases of claims against 3M, and the parties anticipate filing a stipulation of dismissal, with prejudice, in that matter following administration of the settlement, which will occur concurrently with administration of the Whitaker settlement. If finalized and approved by the court, administration of the settlement agreements will take several months to complete. In September 2011, 3M reached an agreement in the form of a proposed Consent Decree with the U.S. Equal Employment Opportunity Commission (EEOC) to resolve related charges as described below. The Consent Decree was filed concurrently with a complaint in the U.S. District Court for the District of Minnesota and has been approved by the court. The Consent Decree addressed the outstanding charges of age discrimination in addition to claims on behalf of a class of certain former employees as defined in the charges and subsequently in the complaint. 3M agreed, as part of the Consent Decree, to ensure that its policies and practices further the objectives of equal employment as set forth in the federal Age Discrimination in Employment Act and to make certain enhancements in its employee communications and development programs. The EEOC agreed, as part of the Consent Decree, not to take any further action against 3M in connection with the charges and as otherwise set forth in the decree. Administration of the EEOC settlement is in process and will take several months to complete. The amount of each of the proposed settlements is not material to the Company’s consolidated results of operations or financial condition. The background of this litigation is set forth below.

Whitaker Lawsuit

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

Garcia Lawsuit

The Company was served on May 7, 2009 with a purported class action/collective action age discrimination lawsuit, which was filed in United States District Court for the Northern District of California, San Jose Division (the “Garcia lawsuit”). The case was subsequently transferred to the U.S. District Court for the District of Minnesota. The allegations in the Garcia lawsuit are similar to those in the Whitaker lawsuit.

EEOC Age-Discrimination Charges

Six former employees and one current employee, all but one of whom are named plaintiffs in the Garcia lawsuit, also filed age discrimination charges against the Company with the EEOC and various pertinent state agencies, alleging age discrimination similar to the Whitaker and Garcia lawsuits and claiming that a class of similarly situated persons exists. These filings include allegations that the release of claims signed by certain former employees in the purported class defined in the charges is invalid for various reasons and assert age discrimination claims on behalf of certain current and former salaried employees in states other than Minnesota and New Jersey.

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

Other Matters

Commercial Litigation

In September 2010, various parties, on behalf of a purported class of shareholders of Cogent, Inc. (“Cogent”), commenced three lawsuits against the Company, Cogent, and its directors in the Delaware Court of Chancery. Plaintiffs allege that 3M, in connection with its tender offer for Cogent shares, aided and abetted the breach of fiduciary duties by Cogent directors and seek an unspecified amount of damages. The three cases were consolidated, expedited discovery was conducted, and Plaintiffs’ motion for a preliminary injunction to enjoin the acquisition was denied on October 1, 2010. On November 15, 2010, plaintiffs filed an amended complaint that added Cogent directors appointed by 3M, as named defendants, and asserted additional claims of breach of fiduciary duties in connection with the acquisition and a subsequent offering period. 3M completed its acquisition of Cogent in December 2010. 3M moved to dismiss all claims. In response to 3M’s motion, the plaintiffs filed a second amended complaint in August 2011. 3M has moved to dismiss all claims of the second amended complaint.

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

3M filed suit against Avery Dennison Corporation in the United States District Court for the District of Minnesota in June 2010, alleging that Avery’s OmniCube™ full cube retroreflective sheeting products, which are used for highway signage, infringe a number of 3M patents. 3M’s motion to preliminarily enjoin the sales of Avery’s OmniCube retroreflective sheeting was denied in December 2010. 3M also sought a declaratory judgment from the District Court in Minnesota that 3M’s Diamond Grade™ DG3 full cube retroreflective sheeting does not infringe two Avery patents. The District Court granted Avery’s motion to dismiss 3M’s declaratory judgment suit in March 2011. 3M has appealed the dismissal of the declaratory judgment lawsuit and expects a decision from the appellate court during the first half of 2012. In October 2010, Avery Dennison filed a lawsuit against the Company in the United States District Court for the Central District of California, alleging that 3M monopolized or attempted to monopolize the markets for Type XI retroreflective sheeting and for broad high performance sheeting in violation of the Sherman Act, as well as other claims. Avery alleges that 3M manipulated the standards-setting process of the American Society for Testing and Materials (ASTM), a private organization responsible for creating standards for, among other things, retroreflective sheeting used for highway signage; entered into illegal and anticompetitive contracts; and engaged in other anticompetitive acts including false advertising and disparagement. 3M’s motion to transfer the antitrust case to the United States District Court for the District of Minnesota was granted in February 2011. 3M’s patent infringement lawsuit against Avery and Avery’s antitrust suit against 3M are moving forward in the Minnesota Court.

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

In December 2008, the investors that sold Acolyte Biomedica, Ltd. to the Company’s subsidiary in the United Kingdom filed suit in London’s High Court seeking damages for breach of the acquisition agreement, including damages of 40 million pounds sterling for loss of potential earnout payments under the acquisition agreement. Notwithstanding significant investments and efforts by the Company to support the sales of BacLite™, a methicillin-resistant staphlococcus aureus (MRSA) screening device, the product was not a commercial success. A trial in London’s High Court took place from June 15 to July 18, 2011. On November 7, 2011, the High Court issued a judgment rejecting the bulk of Claimants’ damages claim and awarded Claimants $1.3 million.

For commercial litigation matters described in this section for which a liability, if any, has been recorded, the Company believes the amount recorded, as well as the possible loss or range of loss in excess of the established reserve is not material to the Company’s consolidated results of operations or financial condition. For those matters for which a liability has not been recorded, the Company believes that such liability is not probable and estimable and the Company is not able to estimate a possible loss or range of loss at this time.

NOTE 15.  Employee Savings and Stock Ownership Plans

The Company sponsors employee savings plans under Section 401(k) of the Internal Revenue Code. These plans are offered to substantially all regular U.S. employees. Effective January 1, 2010, substantially all Company contributions to the plans are made in cash. During 2008 the Board of Directors approved various changes to the employee savings plans. For substantially all employees hired prior to January 1, 2009, employee 401(k) contributions of up to 6% of eligible compensation are matched at rates of 60% or 75%, depending on the plan the employee participated in. Employees hired on or after January 1, 2009 receive a cash match of 100% for employee 401(k) contributions of up to 6% of eligible compensation and also receive an employer retirement income account cash contribution of 3% of the participant’s total eligible compensation. All contributions are invested in a number of investment funds pursuant to their elections.

The Company maintained an Employee Stock Ownership Plan (ESOP) that was established in 1989 as a cost-effective way of funding the majority of the Company’s contributions under 401(k) employee savings plans. Total ESOP shares were considered to be shares outstanding for earnings per share calculations. The ESOP debt matured in 2009.

Dividends on shares held by the ESOP were paid to the ESOP trust and, together with Company contributions, were used by the ESOP to repay principal and interest on the outstanding ESOP debt. The tax benefit related to dividends paid on unallocated shares was charged directly to equity and totaled approximately $1 million in 2009. Over the life of the ESOP debt, shares were released for allocation to participants based on the ratio of the current year’s debt service to the remaining debt service prior to the current payment.

Until 2009, the ESOP was the primary funding source for the Company’s employee savings plans. As permitted by accounting standards relating to employers’ accounting for employee stock ownership plans, the debt of the ESOP was recorded as debt, and shares pledged as collateral were reported as unearned compensation in the Consolidated Balance Sheet and Consolidated Statement of Changes in Equity. Unearned compensation was reduced symmetrically as the ESOP made principal payments on the debt. Expenses related to the ESOP included total debt service on the notes, less dividends. The Company contributed treasury shares (accounted for at fair value) and cash to employee savings plans to cover obligations not funded by the ESOP (reported as an employee benefit expense).

Employee Savings and Stock Ownership Plans

(Millions)	2011	2010	2009
Dividends on shares held by the ESOP	$—	$—	$31
Company contributions to the ESOP	—	—	16
Interest incurred on ESOP notes		—	1
Amounts reported as an employee benefit expense:
Expenses related to ESOP debt service	—	—	10
Expenses related to treasury shares	—	—	25
Expenses for Company contributions made in cash	109	97	6

ESOP Debt Shares

	2011	2010	2009
Allocated	—	—	14,473,474
Committed to be released	—	—	—
Unreleased	—	—	—

Various international countries participate in defined contribution plans. Expenses related to employer contributions to these plans were $54 million, $36 million and $22 million for 2011, 2010 and 2009, respectively.

NOTE 16.  Stock-Based Compensation

In May 2008, shareholders approved 35 million shares for issuance under the “3M 2008 Long-Term Incentive Plan,” which replaced and succeeded the 2005 Management Stock Ownership Program (MSOP), the 3M Performance Unit Plan, and the 1992 Directors Stock Ownership Program. In May 2010, shareholders approved an additional 29 million shares for issuance under the 2008 Plan, increasing the number of approved shares from 35 million to 64 million shares. Awards under this plan may be issued in the form of Incentive Stock Options, Nonqualified Stock Options, Progressive Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Other Stock Awards, and Performance Units and Performance Shares. Awards denominated in shares of common stock other than options and Stock Appreciation Rights, per the 2008 Plan, count against the 64 million share limit as 3.38 shares for every one share covered by such award (for full value awards with grant dates prior to May 11, 2010), or as 2.87 shares for every one share covered by such award (for full value awards with grant dates of May 11, 2010, or later). The remaining total shares available for grant under the 2008 Long Term Incentive Plan Program are 22,004,273 as of December 31, 2011.

The Company’s annual stock option and restricted stock unit grant is made in February to provide a strong and immediate link between the performance of individuals during the preceding year and the size of their annual stock compensation grants. The grant to eligible employees uses the closing stock price on the grant date. Stock options vest over a period from one to three years with the expiration date at 10 years from date of grant. Accounting rules require recognition of expense under a non-substantive vesting period approach, requiring compensation expense recognition when an employee is eligible to retire. Employees are considered eligible to retire at age 55 and after having completed five years of service. This retiree-eligible population represents 28 percent of the 2011 annual stock-based compensation award expense dollars; therefore, higher stock-based compensation expense is recognized in the first quarter. Beginning in 2007, the Company reduced the number of traditional stock options granted under the MSOP plan by reducing the number of employees eligible to receive annual grants and by shifting a portion of the annual grant away from traditional stock options primarily to restricted stock units. However, associated with the reduction in the number of eligible employees, the Company provided a one-time “buyout” grant in 2007 of restricted stock units to the impacted employees. 3M also has granted progressive (reload) options. These options are nonqualified stock options that were granted to certain participants under the 1997 or 2002 MSOP, but for which the reload feature was eliminated in 2005 (on a prospective basis only). Participants who had options granted prior to this effective date may still qualify to receive new progressive (reload) stock options.

In addition to the annual grants, the Company makes other minor grants of stock options, restricted stock units and other stock-based grants. The Company issues cash settled Restricted Stock Units and Stock Appreciation Rights in certain countries. These grants do not result in the issuance of Common Stock and are considered immaterial by the Company. There were approximately 12,944 participants with outstanding options, restricted stock, or restricted stock units at December 31, 2011.

Amounts recognized in the financial statements with respect to stock-based compensation programs, which include stock options, restricted stock, restricted stock units, performance shares, and the General Employees’ Stock Purchase Plan (GESPP), are provided in the following table. Capitalized stock-based compensation amounts were not material for the twelve months ended 2011, 2010 and 2009. The income tax benefits shown in the table can fluctuate by period due to the amount of employee “disqualifying dispositions” related to Incentive Stock Options (ISOs). The Company last granted ISOs in 2002.

Stock-Based Compensation Expense

	Years ended December 31
(Millions)	2011	2010	2009
Cost of sales	$29	$31	$38
Selling, general and administrative expenses	192	209	144
Research, development and related expenses	32	34	35

Stock-based compensation expenses	$253	$274	$217

Income tax benefits	$(80)	$(98)	$(62)

Stock-based compensation expenses, net of tax	$173	$176	$155

The following table summarizes stock option activity during the twelve months ended December 31:

Stock Option Program

	2011		2010		2009
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Options	Price*	Options	Price*	Options	Price*
Under option — January 1	70,335,044	$74.80	74,268,165	$72.39	75,452,722	$71.96
Granted:
Annual	5,514,500	89.46	5,788,313	78.79	6,649,672	53.93
Progressive (Reload)	237,839	94.02	188,105	88.67	68,189	77.37
Other	8,953	86.71	27,911	82.13	4,654	50.85
Exercised	(11,625,863)	68.47	(9,678,654)	59.11	(6,930,544)	49.83
Canceled	(322,058)	75.09	(258,796)	70.76	(976,528)	73.50
December 31	64,148,415	$77.28	70,335,044	$74.80	74,268,165	$72.39
Options exercisable December 31	52,644,364	$76.90	58,201,617	$75.87	62,414,398	$73.73

*                 Weighted average

Outstanding shares under option include grants from previous plans. For options outstanding at December 31, 2011, the weighted-average remaining contractual life was 54 months and the aggregate intrinsic value was $426 million. For options exercisable at December 31, 2011, the weighted-average remaining contractual life was 44 months and the aggregate intrinsic value was $352 million. As of December 31, 2011, there was $57 million of compensation expense that has yet to be recognized related to non-vested stock option-based awards. This expense is expected to be recognized over the remaining weighted-average vesting period of 1.7 years.

The total intrinsic values of stock options exercised during 2011, 2010 and 2009, respectively, was $287 million, $263 million and $108 million. Cash received from options exercised during 2011, 2010 and 2009, respectively, was $796 million, $571 million and $345 million. The Company’s actual tax benefits realized for the tax deductions related to the exercise of employee stock options for 2011, 2010 and 2009, respectively, was $96 million, $93 million and $38 million.

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

Stock Option Assumptions

	Annual			Progressive (Reload)
	2011	2010	2009	2011	2010	2009
Exercise price	$89.47	$78.72	$54.11	$93.94	$86.72	$77.83
Risk-free interest rate	2.8%	2.8%	2.2%	0.4%	0.6%	1.4%
Dividend yield	2.6%	2.5%	2.3%	2.6%	2.5%	2.0%
Volatility	22.0%	25.7%	30.3%	21.5%	33.2%	30.7%
Expected life (months)	72	72	71	15	17	32
Black-Scholes fair value	$16.10	$16.50	$13.00	$7.49	$12.01	$14.47

Expected volatility is a statistical measure of the amount by which a stock price is expected to fluctuate during a period. For the 2011, 2010 and 2009 annual grant date, the Company estimated the expected volatility based upon the average of the most recent one year volatility, the median of the term of the expected life rolling volatility, the median of the most recent term of the expected life volatility of 3M stock, and the implied volatility on the grant date. The expected term assumption is based on the weighted average of historical grants.

The following table summarizes restricted stock and restricted stock unit activity during the twelve months ended December 31:

Restricted Stock and Restricted Stock Units

	2011		2010		2009
	Number of	Grant Date	Number of	Grant Date	Number of	Grant Date
	Awards	Fair Value*	Awards	Fair Value*	Awards	Fair Value*
Nonvested balance — As of January 1	4,812,657	$68.75	4,379,480	$68.85	2,957,538	$77.41
Granted:
Annual	889,448	89.46	902,549	78.81	1,150,819	53.89
Other	351,624	87.07	527,823	70.09	522,581	54.82
Vested	(1,077,816)	72.21	(948,233)	79.12	(157,104)	73.26
Forfeited	(116,941)	72.01	(48,962)	76.22	(94,354)	69.57
As of December 31	4,858,972	$73.02	4,812,657	$68.75	4,379,480	$68.85

*                 Weighted average

As of December 31, 2011, there was $85 million of compensation expense that has yet to be recognized related to non-vested restricted stock and restricted stock units. This expense is expected to be recognized over the remaining weighted-average vesting period of 2.1 years. The total fair value of restricted stock and restricted stock units that vested during the twelve-month periods ended December 31, 2011, 2010 and 2009, respectively, was $102 million, $75 million and $10 million. The Company’s actual tax benefits realized for the tax deductions related to the vesting of restricted stock and restricted stock units was $36 million for 2011, $20 million for 2010, and was not material for 2009.

Restricted stock units granted under the “3M 2008 Long-Term Incentive Plan” generally vest three years following the grant date assuming continued employment. The one-time “buyout” restricted stock unit grant in 2007 vests at the end of five years. Restricted stock unit grants issued in 2008 and prior did not accrue dividends during the vesting period. Beginning in 2009, dividend equivalents equal to the dividends payable on the same number of shares of 3M common stock accrue on these restricted stock units during the vesting period, although no dividend equivalents are paid on any of these restricted stock units that are forfeited prior to the vesting date. Dividend equivalents are paid out in cash at the vest date on all vested restricted stock units. Since the rights to dividend equivalents are forfeitable, there is no impact on basic earnings per share calculations. Weighted average restricted stock unit shares outstanding are included in the computation of diluted earnings per share.

Performance Shares

Beginning in 2008, the Company grants certain members of executive management performance shares on an annual basis. The performance criteria, which were modified in 2010, are designed to focus management attention on three key factors that create long-term stockholder value: Organic Sales Growth, Return on Invested Capital and sales from new products. The number of shares of 3M common stock that could actually be delivered at the end of the three-year performance period may be anywhere from 0% to 200% of each performance share granted, depending on the performance of the Company during such performance period. Non-substantive vesting requires that expense for the performance shares be recognized over one or three years depending on when each individual became a 3M executive. The first performance shares, which were granted in 2008, were distributed in 2011. Performance shares do not accrue dividends during the performance period. Therefore, the grant date fair value is determined by reducing the closing stock price on the date of grant by the net present value of dividends during the performance period. As a result of the significant uncertainty due to the economic crisis of 2008-2009, the Company granted restricted stock units instead of performance shares in 2009. Performance share grants resumed in 2010 and continued thereafter. The 2008 performance share grant was estimated to have zero percent attainment at the beginning and ending of 2009.

The following table summarizes performance share activity during the twelve months ended December 31:

	2011		2010
	Number of	Grant Date	Number of	Grant Date
	Awards	Fair Value*	Awards	Fair Value*
Undistributed balance — As of January 1	760,645	$73.99	—	$—
Granted	415,024	84.58	370,575	74.46
Distributed	(206,410)	72.77	—	—
Performance change	(39,323)	82.10	396,390	73.55
Forfeited	(51,064)	80.20	(6,320)	73.92
As of December 31	878,872	$78.55	760,645	$73.99

*                 Weighted average

As of December 31, 2011, there was $11 million of compensation expense that has yet to be recognized related to performance shares. This expense is expected to be recognized over the remaining weighted-average earnings period of 0.8 years. The total fair value of performance shares that were distributed during the twelve-month periods ended December 31, 2011 was $18 million, while none were distributed during 2010. The Company’s actual tax benefits realized for the tax deductions related to the distribution of performance shares was $5 million for 2011, with no tax benefits realized in 2010.

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

General Employees’ Stock Purchase Plan

	2011		2010		2009
		Exercise		Exercise		Exercise
	Shares	Price*	Shares	Price*	Shares	Price*
Options granted	1,433,609	$73.67	1,325,579	$70.57	1,655,936	$50.58
Options exercised	(1,433,609)	73.67	(1,325,579)	70.57	(1,655,936)	50.58
Shares available for grant — December 31	2,900,751		4,334,360		5,659,939

*                 Weighted average

The weighted-average fair value per option granted during 2011, 2010 and 2009 was $13.00, $12.45 and $8.93, respectively. The fair value of GESPP options was based on the 15% purchase price discount. The Company recognized compensation expense for GESSP options of $19 million in 2011, $17 million in 2010 and $15 million in 2009.

NOTE 17.  Business Segments

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

Personal protection products, safety and security products, commercial cleaning and protection products, floor matting, roofing granules for asphalt shingles, corrosion protection products, and Track and Trace products, such as library patron self-checkout systems

Display and Graphics

Optical films solutions for electronic displays, reflective sheeting for transportation safety, commercial graphics systems, and mobile interactive solutions, including mobile display technology, visual systems and computer privacy filters

Electro and Communications	Packaging and interconnection devices, insulating and splicing solutions for the electronics, telecommunications and electrical industries, and touch screens and touch monitors

Business Segment Information

	Net Sales			Operating Income
(Millions)	2011	2010	2009	2011	2010	2009
Industrial and Transportation	$10,073	$8,429	$7,120	$2,057	$1,754	$1,230
Health Care	5,031	4,513	4,282	1,489	1,362	1,347
Consumer and Office	4,153	3,853	3,471	840	840	748
Safety, Security and Protection Services	3,821	3,316	3,076	814	709	728
Display and Graphics	3,674	3,884	3,132	788	946	590
Electro and Communications	3,306	3,043	2,387	712	670	351
Corporate and Unallocated	11	10	13	(421)	(278)	(101)
Elimination of Dual Credit	(458)	(386)	(358)	(101)	(85)	(79)
Total Company	$29,611	$26,662	$23,123	$6,178	$5,918	$4,814

	Assets			Depreciation & Amortization			Capital Expenditures
(Millions)	2011	2010	2009	2011	2010	2009	2011	2010	2009
Industrial and Transportation	$7,960	$6,703	$6,365	$362	$326	$328	$471	$331	$235
Health Care	4,198	4,189	3,216	199	131	143	159	78	125
Consumer and Office	2,400	2,149	1,819	101	100	88	97	69	43
Safety, Security and Protection Services	3,954	3,996	3,208	187	168	169	118	130	93
Display and Graphics	3,617	3,729	3,564	192	187	174	120	185	160
Electro and Communications	2,308	2,245	2,143	103	101	107	154	110	60
Corporate and Unallocated	7,179	7,145	6,935	92	107	148	260	188	187
Total Company	$31,616	$30,156	$27,250	$1,236	$1,120	$1,157	$1,379	$1,091	$903

Corporate and Unallocated operating income includes a variety of miscellaneous items, such as corporate investment gains and losses, certain derivative gains and losses, certain insurance-related gains and losses, certain litigation and environmental expenses, corporate restructuring charges and certain under- or over-absorbed costs (e.g. pension, stock-based compensation) that the Company may choose not to allocate directly to its business segments. Because this category includes a variety of miscellaneous items, it is subject to fluctuation on a quarterly and annual basis.

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

The most significant items impacting 2009 results were restructuring actions. Refer to Note 4 for discussion of restructuring actions.

NOTE 18.  Geographic Areas

Geographic area information is used by the Company as a secondary performance measure to manage its businesses. Export sales and certain income and expense items are generally reported within the geographic area where the final sales to 3M customers are made.

	Net Sales			Operating Income			Property, Plant and Equipment - net
(Millions)	2011	2010	2009	2011	2010	2009	2011	2010
United States	$10,028	$9,210	$8,509	$1,629	$1,636	$1,640	$3,979	$3,888
Asia Pacific	9,108	8,259	6,120	2,523	2,400	1,528	1,887	1,605
Europe, Middle East and Africa	7,076	6,259	5,972	1,150	1,112	1,003	1,271	1,239
Latin America and Canada	3,411	2,950	2,516	896	797	631	529	547
Other Unallocated	(12)	(16)	6	(20)	(27)	12	—	—
Total Company	$29,611	$26,662	$23,123	$6,178	$5,918	$4,814	$7,666	$7,279

Restructuring actions significantly impacted results by geographic area in 2009. Refer to Note 4 for discussion of restructuring actions.

Asia Pacific includes Japan net sales to customers of $2.674 billion in 2011, $2.464 billion in 2010 and $1.979 billion in 2009. Asia Pacific includes Japan net property, plant and equipment of $428 million in 2011 and $420 million in 2010.

NOTE 19.  Quarterly Data (Unaudited)

(Millions, except per-share amounts) 2011	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year 2011
Net sales	$7,311	$7,680	$7,531	$7,089	$29,611
Cost of sales	3,802	4,040	4,027	3,824	15,693
Net income attributable to 3M	1,081	1,160	1,088	954	4,283
Earnings per share attributable to 3M common shareholders — basic	1.52	1.63	1.54	1.36	6.05
Earnings per share attributable to 3M common shareholders — diluted	1.49	1.60	1.52	1.35	5.96

(Millions, except per-share amounts) 2010	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year 2010
Net sales	$6,348	$6,731	$6,874	$6,709	$26,662
Cost of sales	3,238	3,435	3,583	3,575	13,831
Net income attributable to 3M	930	1,121	1,106	928	4,085
Earnings per share attributable to 3M common shareholders — basic	1.31	1.57	1.55	1.30	5.72
Earnings per share attributable to 3M common shareholders — diluted	1.29	1.54	1.53	1.28	5.63

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

b. The Company’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on the assessment, management concluded that, as of December 31, 2011, the Company’s internal control over financial reporting is effective. The Company’s internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011.

c. There was no change in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company is implementing an enterprise resource planning (“ERP”) system on a worldwide basis, which is expected to improve the efficiency of certain financial and related transaction processes. The gradual implementation is expected to occur in phases over the next several years. The implementation of a worldwide ERP system will likely affect the processes that constitute our internal control over financial reporting and will require testing for effectiveness.

The Company completed implementation with respect to elements of certain processes/sub-processes in limited subsidiaries/locations and will continue to roll-out the ERP system over the next several years. As with any new information technology application we implement, this application, along with the internal controls over financial reporting included in this process, was appropriately considered within the testing for effectiveness with respect to the implementation in these instances. We concluded, as part of our evaluation described in the above paragraphs, that the implementation of ERP in these circumstances has not materially affected our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Documents Incorporated by Reference

In response to Part III, Items 10, 11, 12, 13 and 14, parts of the Company’s definitive proxy statement (to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year-end of December 31, 2011) for its annual meeting to be held on May 8, 2012, are incorporated by reference in this Form 10-K.

Item 10. Directors, Executive Officers and Corporate Governance.

The information relating to directors and nominees of 3M is set forth under the caption “Proposal No. 1” in 3M’s proxy statement for its annual meeting of stockholders to be held on May 8, 2012 (“3M Proxy Statement”) and is incorporated by reference herein. Information about executive officers is included in Item 1 of this Annual Report on Form 10-K. The information required by Items 405, 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is contained under the captions “Section 16(a) Beneficial Ownership Reporting Compliance,” “Governance of the Company — Director Nomination Process,” “Board and Committee Membership — Audit Committee” of the 3M Proxy Statement and such information is incorporated by reference herein.

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

3M Company
3M Center, Building 220-11W-09
St. Paul, MN 55144-1000
Attention: Vice President, Compliance and Business Conduct

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

Equity compensation plans information as of December 31, 2011 follows:

Equity Compensation Plans Information (1)

Plan Category	A Number of securities to be issued upon exercise of outstanding options, warrants and rights	B Weighted- average exercise price of outstanding options, warrants and rights	C Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A)
Equity compensation plans approved by security holders
Stock options	64,148,415	$77.28	—
Restricted stock units	4,857,122		—
Performance shares	878,872		—
Non-employee director deferred stock units	204,798		—
Total	70,089,207		22,004,273
Employee stock purchase plan	—		2,900,751
Subtotal	70,089,207		24,905,024
Equity compensation plans not approved by security holders	—		—
Total	70,089,207		24,905,024

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

(10)	Material contracts and management compensation plans and arrangements:

	(10.1)	3M 2008 Long-Term Incentive Plan (including amendments through February 2010) is incorporated by reference from our Form 8-K dated May 12, 2010.
	(10.2)	Form of Agreement for Stock Option Grants to Executive Officers under the 3M 2008 Long-Term Incentive Plan is incorporated by reference from our Form 8-K dated May 13, 2008.
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

(10.5)	Form of 3M Performance Share Award under the 3M 2008 Long-Term Incentive Plan is incorporated by reference from our Form 8-K dated March 4, 2010.
(10.6)	Form of Stock Option Agreement for U.S. Employees under 3M 2008 Long-Term Incentive Plan is incorporated by reference from our Form 10-K for the year ended December 31, 2008.
(10.7)	Form of Restricted Stock Unit Agreement for U.S. Employees under 3M 2008 Long-Term Incentive Plan is incorporated by reference from our Form 10-K for the year ended December 31, 2008.
(10.8)

Amendment of the 3M 2005 Management Stock Ownership Program and the 3M 2008 Long-term Incentive Plan — transfer of stock options to former spouses, is incorporated by reference from our Form 10-K for the year ended December 31, 2010.

(10.9)	3M 2005 Management Stock Ownership Program is incorporated by reference from our Proxy Statement for the 2005 Annual Meeting of Stockholders.
(10.10)	3M 2002 Management Stock Ownership Program is incorporated by reference from our Proxy Statement for the 2002 Annual Meeting of Stockholders.
(10.11)	Amendments of 3M 2002 and 2005 Management Stock Ownership Programs are incorporated by reference from our Form 8-K dated November 14, 2008.
(10.12)	Form of award agreement for non-qualified stock options granted under the 2005 Management Stock Ownership Program, is incorporated by reference from our Form 8-K dated May 16, 2005.
(10.13)	Form of award agreement for non-qualified stock options granted under the 2002 Management Stock Ownership Program, is incorporated by reference from our Form 10-K for the year ended December 31, 2004.
(10.14)	3M 1997 General Employees’ Stock Purchase Plan, as amended through November 8, 2004, is incorporated by reference from our Form 10-K for the year ended December 31, 2004.
(10.15)

3M Board resolution dated May 12, 2009, regarding three-year extension of 3M 1997 General Employees’ Stock Purchase Plan is incorporated by reference from our Form 10-Q for the quarter ended June 30, 2009.

(10.16)	Amendment of the 3M 1997 General Employees Stock Purchase Plan approved on February 9, 2010 is incorporated by reference from our Form 10-K for the year ended December 31, 2009.
(10.17)	3M Board resolution dated February 7, 2012 extending for three additional one-year periods the General Employees’ Stock Purchase Plan, is filed herewith.
(10.18)	3M VIP Excess Plan is incorporated by reference from our Form 8-K dated November 14, 2008.
(10.19)	Amendment of 3M VIP Excess Plan is incorporated by reference from our Form 8-K dated November 24, 2009.
(10.20)	3M VIP (Voluntary Investment Plan) Plus is incorporated by reference from Registration Statement No. 333-73192 on Form S-8, filed on November 13, 2001.
(10.21)	Amendment of 3M VIP Plus is incorporated by reference from our Form 8-K dated November 14, 2008.
(10.22)	3M Deferred Compensation Plan, as amended through February 2008, is incorporated by reference from our Form 8-K dated February 14, 2008.
(10.23)	Amendment of 3M Deferred Compensation Plan is incorporated by reference from our Form 8-K dated November 14, 2008.
(10.24)	3M Deferred Compensation Excess Plan is incorporated by reference from our Form 10-K for the year ended December 31, 2009.
(10.25)	3M Performance Awards Deferred Compensation Plan is incorporated by reference from our Form 10-K for the year ended December 31, 2009.
(10.26)	3M Executive Annual Incentive Plan is incorporated by reference from our Form 8-K dated May 14, 2007.
(10.27)	Description of changes to 3M Compensation Plan for Non-Employee Directors is incorporated by reference from our Form 8-K dated August 8, 2005.
(10.28)	3M Compensation Plan for Non-Employee Directors, as amended, through November 8, 2004, is incorporated by reference from our Form 10-K for the year ended December 31, 2004.
(10.29)	Amendment of 3M Compensation Plan for Non-Employee Directors is incorporated by reference from our Form 8-K dated November 14, 2008.
(10.30)	3M Executive Life Insurance Plan, as amended, is incorporated by reference from our Form 10-K for the year ended December 31, 2003.
(10.31)	Summary of Personal Financial Planning Services for 3M Executives is incorporated by reference from our Form 10-K for the year ended December 31, 2003.

(10.32)	3M policy on reimbursement of incentive payments is incorporated by reference from our Form 10-K for the year ended December 31, 2006.
(10.33)	Amended and Restated 3M Nonqualified Pension Plan I is incorporated by reference from our Form 8-K dated December 23, 2008.
(10.34)	Amended and Restated 3M Nonqualified Pension Plan II is incorporated by reference from our Form 8-K dated December 23, 2008.
(10.35)	3M Nonqualified Pension Plan III is incorporated by reference from our Form 8-K dated November 14, 2008.
(10.36)	Employment agreement dated as of December 6, 2005, between 3M and George W. Buckley is incorporated by reference from our Form 8-K dated December 9, 2005.
(10.37)	Amendment, dated August 14, 2006, to employment agreement between 3M and George W. Buckley is incorporated by reference from our Form 10-Q for the quarter ended September 30, 2006.
(10.38)	Amendment to Employment Agreement between 3M and George W. Buckley is incorporated by reference from our Form 8-K dated December 17, 2008.
(10.39)	Employment agreement dated as of January 23, 2002, between 3M and Patrick D. Campbell is incorporated by reference from our Form 10-K for the year ended December 31, 2001.
(10.40)	Amendment to Employment Agreement between 3M and Patrick D. Campbell is incorporated by reference from our Form 8-K dated November 18, 2008.
(10.41)	Appointment and Compensatory arrangements between 3M and David W. Meline are incorporated by reference from our Form 8-K dated July 23, 2008.
(10.42)	Policy on Reimbursement of Incentive Compensation (effective May 11, 2010) is incorporated by reference from our Form 10-Q dated August 4, 2010.
(10.43)	Five-year credit agreement as of August 5, 2011, is incorporated by reference from our Form 8-K dated August 10, 2011.
(10.44)	Letter of credit agreement as of August 24, 2011 is incorporated by reference from our Form 8-K dated August 30, 2011
(10.45)

Registration Rights Agreement as of August 4, 2009, between 3M Company and State Street Bank and Trust Company as Independent Fiduciary of the 3M Employee Retirement Income Plan, is incorporated by reference from our Form 8-K dated August 5, 2009.

Filed herewith, in addition to items specifically identified above:

(12)	Calculation of ratio of earnings to fixed charges.
(21)	Subsidiaries of the Registrant.
(23)	Consent of independent registered public accounting firm.
(24)	Power of attorney.
(31.1)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
(31.2)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
(32.1)	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
(32.2)	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
(95)	Mine Safety Disclosures.
(101)

The following financial information from 3M Company’s Annual Report on Form 10-K for the period ended December 31, 2011, filed with the SEC on February 16, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statement of Income for the years ended December 31, 2011, 2010 and 2009, (ii) the Consolidated Statement of Comprehensive Income for the years ended December 31, 2011, 2010 and 2009, (iii) the Consolidated Balance Sheet as of December 31, 2011 and 2010, (iv) the Consolidated Statement of Changes in Equity for the years ended December 31, 2011, 2010 and 2009, (v) the Consolidated Statement of Cash Flows for the years ended December 31, 2011, 2010, and 2009, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

3M COMPANY

By	/s/ David W. Meline
David W. Meline,
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)
February 16, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 16, 2012.

Signature	Title
George W. Buckley	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer and Director)
Nicholas C. Gangestad	Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)
Linda G. Alvarado	Director
Vance D. Coffman	Director
Michael L. Eskew	Director
W. James Farrell	Director
Herbert L. Henkel	Director
Edward M. Liddy	Director
Robert S. Morrison	Director
Aulana L. Peters	Director
Robert J. Ulrich	Director

David W. Meline, by signing his name hereto, does hereby sign this document pursuant to powers of attorney duly executed by the other persons named, filed with the Securities and Exchange Commission on behalf of such other persons, all in the capacities and on the date stated, such persons constituting a majority of the directors of the Company.

By	/s/ David W. Meline
David W. Meline, Attorney-in-Fact