Form 10-Q
period 2012-03-31
3M CO
filed 2012-05-03
CIK 66740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2012
Common Stock, $0.01 par value per share	693,872,048 shares

This document (excluding exhibits) contains 65 pages.

The table of contents is set forth on page 2.

The exhibit index begins on page 62.

3M COMPANY

Form 10-Q for the Quarterly Period Ended March 31, 2012

3M COMPANY

FORM 10-Q

For the Quarterly Period Ended March 31, 2012

PART I.  Financial Information

Item 1.  Financial Statements.

3M Company and Subsidiaries

Consolidated Statement of Income

(Unaudited)

	Three months ended
	March 31,
(Millions, except per share amounts)	2012	2011
Net sales	$7,486	$7,311
Operating expenses
Cost of sales	3,889	3,802
Selling, general and administrative expenses	1,552	1,533
Research, development and related expenses	411	398
Total operating expenses	5,852	5,733
Operating income	1,634	1,578

Interest expense and income
Interest expense	40	43
Interest income	(9)	(10)
Total interest expense — net	31	33

Income before income taxes	1,603	1,545
Provision for income taxes	462	442
Net income including noncontrolling interest	$1,141	$1,103

Less: Net income attributable to noncontrolling interest	16	22

Net income attributable to 3M	$1,125	$1,081

Weighted average 3M common shares outstanding — basic	696.8	711.5
Earnings per share attributable to 3M common shareholders — basic	$1.61	$1.52

Weighted average 3M common shares outstanding — diluted	706.1	726.4
Earnings per share attributable to 3M common shareholders — diluted	$1.59	$1.49

Cash dividends paid per 3M common share	$0.59	$0.55

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries

Consolidated Statement of Comprehensive Income

(Unaudited)

	Three months ended
	March 31,
(Millions)	2012	2011
Net income including noncontrolling interest	$1,141	$1,103
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	134	242
Defined benefit pension and postretirement plans adjustment	97	76
Debt and equity securities, unrealized gain (loss)	3	(1)
Cash flow hedging instruments, unrealized gain (loss)	(15)	(17)
Total other comprehensive income (loss), net of tax	219	300
Comprehensive income (loss) including noncontrolling interest	1,360	1,403
Comprehensive (income) loss attributable to noncontrolling interest	5	(16)
Comprehensive income (loss) attributable to 3M	$1,365	$1,387

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries

Consolidated Balance Sheet

(Unaudited)

	March 31,	December 31,
(Dollars in millions, except per share amount)	2012	2011
Assets
Current assets
Cash and cash equivalents	$2,332	$2,219
Marketable securities — current	1,399	1,461
Accounts receivable — net	4,323	3,867
Inventories
Finished goods	1,609	1,536
Work in process	1,112	1,061
Raw materials and supplies	840	819
Total inventories	3,561	3,416
Other current assets	1,238	1,277
Total current assets	12,853	12,240

Marketable securities — non-current	763	896
Investments	160	155
Property, plant and equipment	21,484	21,166
Less: Accumulated depreciation	(13,729)	(13,500)
Property, plant and equipment — net	7,755	7,666
Goodwill	7,090	7,047
Intangible assets — net	1,865	1,916
Prepaid pension benefits	43	40
Other assets	1,486	1,656
Total assets	$32,015	$31,616

Liabilities
Current liabilities
Short-term borrowings and current portion of long-term debt	$664	$682
Accounts payable	1,779	1,643
Accrued payroll	473	676
Accrued income taxes	423	355
Other current liabilities	2,069	2,085
Total current liabilities	5,408	5,441

Long-term debt	4,510	4,484
Pension and postretirement benefits	3,686	3,972
Other liabilities	1,792	1,857
Total liabilities	$15,396	$15,754

Commitments and contingencies (Note 10)

Equity
3M Company shareholders’ equity:
Common stock par value, $.01 par value, 944,033,056 shares issued	$9	$9
Additional paid-in capital	3,894	3,767
Retained earnings	28,858	28,348
Treasury stock, at cost: 250,161,008 shares at March 31, 2012; 249,063,015 shares at December 31, 2011	(11,794)	(11,679)
Accumulated other comprehensive income (loss)	(4,785)	(5,025)
Total 3M Company shareholders’ equity	16,182	15,420
Noncontrolling interest	437	442
Total equity	$16,619	$15,862
Total liabilities and equity	$32,015	$31,616

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries

Consolidated Statement of Cash Flows

(Unaudited)

	Three months ended
	March 31,
(Millions)	2012	2011
Cash Flows from Operating Activities
Net income including noncontrolling interest	$1,141	$1,103
Adjustments to reconcile net income including noncontrolling interest to net cash provided by operating activities
Depreciation and amortization	313	289
Company pension and postretirement contributions	(337)	(61)
Company pension and postretirement expense	180	135
Stock-based compensation expense	103	116
Deferred income taxes	44	3
Excess tax benefits from stock-based compensation	(28)	(15)
Changes in assets and liabilities
Accounts receivable	(431)	(469)
Inventories	(96)	(180)
Accounts payable	118	80
Accrued income taxes (current and long-term)	221	137
Product and other insurance receivables and claims	(74)	(39)
Other — net	(326)	(366)
Net cash provided by operating activities	828	733

Cash Flows from Investing Activities
Purchases of property, plant and equipment (PP&E)	(261)	(231)
Proceeds from sale of PP&E and other assets	4	2
Acquisitions, net of cash acquired	—	(471)
Purchases of marketable securities and investments	(900)	(757)
Proceeds from sale of marketable securities and investments	539	363
Proceeds from maturities of marketable securities	574	376
Other investing	1	(6)
Net cash used in investing activities	(43)	(724)

Cash Flows from Financing Activities
Change in short-term debt — net	(18)	12
Repayment of debt (maturities greater than 90 days)	(15)	(104)
Proceeds from debt (maturities greater than 90 days)	6	107
Purchases of treasury stock	(524)	(680)
Proceeds from issuance of treasury stock pursuant to stock option and benefit plans	213	378
Dividends paid to shareholders	(410)	(392)
Excess tax benefits from stock-based compensation	28	15
Other — net	(2)	(33)
Net cash used in financing activities	(722)	(697)

Effect of exchange rate changes on cash and cash equivalents	50	58

Net increase (decrease) in cash and cash equivalents	113	(630)
Cash and cash equivalents at beginning of year	2,219	3,377
Cash and cash equivalents at end of period	$2,332	$2,747

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1.  Significant Accounting Policies

Basis of Presentation

The interim consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair statement of the Company’s consolidated financial position, results of operations and cash flows for the periods presented. These adjustments consist of normal, recurring items. The results of operations for any interim period are not necessarily indicative of results for the full year. The interim consolidated financial statements and notes are presented as permitted by the requirements for Quarterly Reports on Form 10-Q. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and notes included in its 2011 Annual Report on Form 10-K.

Effective with 3M’s second-quarter 2011 Form 10-Q, the Company revised the amounts previously presented for cash used in investing activities and cash used in financing activities during the three months ended March 31, 2011 by $33 million. This related to purchases of additional shares (noncontrolling interest) of non-wholly owned consolidated subsidiaries. These immaterial revisions increased cash used in financing activities and decreased cash used in investing activities.

Earnings Per Share

The difference in the weighted average 3M shares outstanding for calculating basic and diluted earnings per share attributable to 3M common shareholders is a result of the dilution associated with the Company’s stock-based compensation plans. Certain options outstanding under these stock-based compensation plans were not included in the computation of diluted earnings per share attributable to 3M common shareholders because they would not have had a dilutive effect (19.2 million average options for the three months ended March 31, 2012 and 3.6 million average options for the three months ended March 31, 2011). The computations for basic and diluted earnings per share follow:

Earnings Per Share Computations

	Three months ended
	March 31,
(Amounts in millions, except per share amounts)	2012	2011
Numerator:
Net income attributable to 3M	$1,125	$1,081

Denominator:
Denominator for weighted average 3M common shares outstanding — basic	696.8	711.5

Dilution associated with the Company’s stock-based compensation plans	9.3	14.9

Denominator for weighted average 3M common shares outstanding — diluted	706.1	726.4

Earnings per share attributable to 3M common shareholders — basic	$1.61	$1.52
Earnings per share attributable to 3M common shareholders — diluted	$1.59	$1.49

New Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Updated (ASU) No. 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This standard clarifies guidance on how to measure fair value and is largely consistent with existing fair value measurement principles. The ASU also expands existing disclosure requirements for fair value measurements and makes other amendments. For 3M, this ASU was effective prospectively beginning January 1, 2012. The adoption of this standard did not have a material impact on 3M’s consolidated results of operations or financial condition.

In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment. Under this new standard, entities testing goodwill for impairment now have an option of performing a qualitative assessment before having to calculate the fair value of a reporting unit. If an entity determines, on the basis of qualitative factors, that the fair value of the reporting unit is more-likely-than-not less than the carrying amount, the existing quantitative impairment test is required. Otherwise, no further impairment testing is required. For 3M, this ASU was effective beginning January 1, 2012, with early adoption permitted under certain conditions. The adoption of this standard did not have a material impact on 3M’s consolidated results of operations or financial condition.

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

During the three months ended March 31, 2012, 3M did not complete any business combinations. Adjustments in the first quarter of 2012 to the preliminary purchase price allocations of other acquisitions within the allocation period were not material and related to the 2011 acquisitions of Wintherthur Technologie AG and the business acquired from GPI Group. The allocation of purchase price related to the business purchased from GPI Group in October 2011 is considered preliminary, largely with respect to certain acquired intangible assets and tax-related assets and liabilities. Refer to Note 2 in 3M’s 2011 Annual Report on Form 10-K for more information on 3M’s 2011 acquisitions.

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

NOTE 3.  Goodwill and Intangible Assets

No acquisitions closed during the three months ended March 31, 2012. The acquisition activity in the following table includes the net impacts of adjustments to the preliminary allocation of purchase price for prior year acquisitions, which increased goodwill by $12 million. The amounts in the “Translation and other” column in the following table primarily relate to changes in foreign currency exchange rates. The goodwill balance by business segment as of December 31, 2011 and March 31, 2012, follow:

Goodwill

	December 31, 2011	Acquisition	Translation	March 31, 2012
(Millions)	Balance	activity	and other	Balance
Industrial and Transportation	$1,961	$6	$26	$1,993
Health Care	1,514	—	5	1,519
Consumer and Office	228	6	3	237
Safety, Security and Protection Services	1,675	—	4	1,679
Display and Graphics	993	—	(8)	985
Electro and Communications	676	—	1	677
Total Company	$7,047	$12	$31	$7,090

Accounting standards require that goodwill be tested for impairment annually and between annual tests in certain circumstances such as a change in reporting units or the testing of recoverability of a significant asset group within a reporting unit. At 3M, reporting units generally correspond to a division.

Effective in the first quarter of 2012, 3M made certain product moves across divisions within its business segments, but none were across business segments. For any product moves that resulted in reporting unit changes, the Company applied the relative fair value method to determine the impact on goodwill of the associated reporting units. In addition, during the first quarter of 2012, the Company completed its assessment of any potential goodwill impairment for reporting units impacted by this new structure and determined that no impairment existed.

Acquired Intangible Assets

3M did not complete any business combinations during the three months ended March 31, 2012. As a result, balances of acquired intangible assets were primarily impacted by changes in foreign currency exchange rates. The carrying amount and accumulated amortization of acquired finite-lived intangible assets, in addition to the balance of non-amortizable intangible assets, as of March 31, 2012, and December 31, 2011, follow:

	March 31,	December 31,
(Millions)	2012	2011
Patents	$564	$561
Other amortizable intangible assets (primarily tradenames and customer related intangibles)	2,251	2,323
Total gross carrying amount	$2,815	$2,884

Accumulated amortization — patents	(385)	(374)
Accumulated amortization — other	(690)	(717)
Total accumulated amortization	$(1,075)	$(1,091)

Total finite-lived intangible assets — net	$1,740	$1,793

Non-amortizable intangible assets (tradenames)	125	123
Total intangible assets — net	$1,865	$1,916

Amortization expense for acquired intangible assets for the three months ended March 31, 2012 and 2011 follows:

	Three months ended
	March 31,
(Millions)	2012	2011
Amortization expense	$58	$54

The table below shows expected amortization expense for acquired amortizable intangible assets recorded as of March 31, 2012:

	Remainder
	of						After
	2012	2013	2014	2015	2016	2017	2017
Amortization expense	$170	$214	$191	$178	$166	$152	$669

The expected amortization expense is an estimate. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, changes in foreign currency exchange rates, impairment of intangible assets, accelerated amortization of intangible assets and other events. 3M expenses the costs incurred to renew or extend the term of intangible assets.

NOTE 4.  Supplemental Equity and Comprehensive Income Information

Consolidated Statement of Changes in Equity

Three months ended March 31, 2012		3M Company Shareholders
(Millions)	Total	Common Stock and Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehen- sive Income (Loss)	Non- controlling Interest
Balance at December 31, 2011	$15,862	$3,776	$28,348	$(11,679)	$(5,025)	$442

Net income	1,141		1,125			16
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	134				155	(21)
Defined benefit pension and post-retirement plans adjustment	97				97	—
Debt and equity securities - unrealized gain (loss)	3				3	—
Cash flow hedging instruments - unrealized gain (loss)	(15)				(15)	—
Total other comprehensive income (loss), net of tax	219
Dividends paid	(410)		(410)
Stock-based compensation, net of tax impacts	127	127
Reacquired stock	(534)			(534)
Issuances pursuant to stock option and benefit plans	214		(205)	419
Balance at March 31, 2012	$16,619	$3,903	$28,858	$(11,794)	$(4,785)	$437

Three months ended March 31, 2011		3M Company Shareholders
(Millions)	Total	Common Stock and Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehen- sive Income (Loss)	Non- controlling Interest
Balance at December 31, 2010	$16,017	$3,477	$25,995	$(10,266)	$(3,543)	$354

Net income	1,103		1,081			22
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	242				248	(6)
Defined benefit pension and post-retirement plans adjustment	76				76	—
Debt and equity securities - unrealized gain (loss)	(1)				(1)	—
Cash flow hedging instruments - unrealized gain (loss)	(17)				(17)	—
Total other comprehensive income (loss), net of tax	300
Dividends paid	(392)		(392)
Business combination allocation to noncontrolling interest	56					56
Purchase and sale of subsidiary shares - net	(33)					(33)
Stock-based compensation, net of tax impacts	131	131
Reacquired stock	(675)			(675)
Issuances pursuant to stock option and benefit plans	380		(163)	543
Balance at March 31, 2011	$16,887	$3,608	$26,521	$(10,398)	$(3,237)	$393

Accumulated Other Comprehensive Income (Loss) Attributable to 3M

	March 31,	December 31,
(Millions)	2012	2011
Cumulative translation adjustment	$269	$114
Defined benefit pension and postretirement plans adjustment	(5,058)	(5,155)
Debt and equity securities, unrealized gain (loss)	(3)	(6)
Cash flow hedging instruments, unrealized gain (loss)	7	22
Total accumulated other comprehensive income (loss)	$(4,785)	$(5,025)

Components of Comprehensive Income (Loss) Attributable to 3M

	Three months ended
	March 31,
(Millions)	2012	2011
Net income attributable to 3M	$1,125	$1,081

Cumulative translation	155	221
Tax effect	—	27
Cumulative translation - net of tax	155	248

Defined benefit pension and postretirement plans adjustment	153	119
Tax effect	(56)	(43)
Defined benefit pension and postretirement plans adjustment - net of tax	97	76

Debt and equity securities, unrealized gain (loss)	5	(2)
Tax effect	(2)	1
Debt and equity securities, unrealized gain (loss) - net of tax	3	(1)

Cash flow hedging instruments, unrealized gain (loss)	(24)	(27)
Tax effect	9	10
Cash flow hedging instruments unrealized gain (loss) - net of tax	(15)	(17)

Total comprehensive income (loss) attributable to 3M	$1,365	$1,387

Reclassification adjustments are made to avoid double counting in comprehensive income items that are also recorded as part of net income. Reclassifications to earnings from accumulated other comprehensive income including noncontrolling interest that related to pension and postretirement expense in the income statement were $153 million pre-tax ($97 million after-tax) for the three months ended March 31, 2012 and $119 million pre-tax ($76 million after-tax) for the three months ended March 31, 2011. These pension and postretirement expense pre-tax amounts are shown in the table in Note 7 as amortization of transition (asset) obligation, amortization of prior service cost (benefit) and amortization of net actuarial (gain) loss. Cash flow hedging instruments reclassifications are provided in Note 8. Reclassifications to earnings from accumulated other comprehensive income that related to realized losses due to sales or impairments (net of realized gains) for debt and equity securities were $1 million pre-tax ($1 million after-tax) for the three months ended March 31, 2012 and not material for the three months ended March 31, 2011. Other reclassification adjustments were not material. Income taxes are not provided for foreign translation relating to permanent investments in international subsidiaries, but tax effects within cumulative translation does include impacts from items such as net investment hedge transactions.

Purchase of Subsidiary Shares and Transfers of Ownership Interests Involving Non-Wholly Owned Subsidiaries

As discussed in Note 2 in 3M’s 2011 Annual Report on Form 10-K, in early March 2011, 3M acquired a controlling interest in Winterthur Technologie AG (Winterthur), making Winterthur a consolidated subsidiary as of this business acquisition date. As of this business acquisition date, noncontrolling interest related to Winterthur totaled $56 million. Subsequent to this business acquisition date, 3M purchased additional outstanding shares of its Winterthur subsidiary increasing 3M’s ownership interest from approximately 86 percent as of the business acquisition date to approximately 94 percent as of March 31, 2011, and subsequently to 100 percent as of December 31, 2011. The $33 million of cash paid in the first quarter of 2011 as a result of these additional purchases of Winterthur shares was classified as other financing activity in the consolidated statement of cash flows. These additional purchases did not result in a material transfer from noncontrolling interest to 3M Company shareholders’ equity.

NOTE 5.  Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2003.

The IRS completed its field examination of the Company’s U.S. federal income tax returns for the years 2005 through 2007 in the fourth quarter of 2009. The Company protested certain IRS positions within these tax years and entered into the administrative appeals process with the IRS during the first quarter of 2010. During the first quarter of 2010, the IRS completed its field examination of the Company’s U.S. federal income tax return for the 2008 year. The Company protested certain IRS positions for 2008 and entered into the administrative appeals process with the IRS during the second quarter of 2010. During the first quarter of 2011, the IRS completed its field examination of the Company’s U.S. federal income tax return for the 2009 year. The Company protested certain IRS positions for 2009 and entered into the administrative appeals process with the IRS during the second quarter of 2011. During the first quarter of 2012, the IRS completed its field examination of the Company’s U.S. federal income tax return for the 2010 year. The Company protested certain IRS positions for 2010 and is expected to enter into the administrative appeals process with the IRS during the second quarter of 2012.

Currently, the Company is under examination by the IRS for its U.S. federal income tax returns for the years 2011 and 2012. It is anticipated that the IRS will complete its examination of the Company for 2011 by the end of the first quarter of 2013, and for 2012 by the end of the first quarter of 2014. As of March 31, 2012, the IRS has not proposed any significant adjustments to the Company’s tax positions for which the Company is not adequately reserved.

During the first quarter of 2010, the Company paid the agreed upon assessments for the 2005 tax year. During the second quarter of 2010, the Company paid the agreed upon assessments for the 2008 tax year. During the second quarter of 2011, the Company received a refund from the IRS for the 2004 tax year. During the first quarter of 2012, the Company paid the agreed upon assessments for the 2010 tax year. Payments relating to other proposed assessments arising from the 2005 through 2012 examinations may not be made until a final agreement is reached between the Company and the IRS on such assessments or upon a final resolution resulting from the administrative appeals process or judicial action. In addition to the U.S. federal examination, there is also limited audit activity in several U.S. state and foreign jurisdictions.

3M anticipates changes to the Company’s uncertain tax positions due to the closing of various audit years mentioned above. Currently, the Company is not able to reasonably estimate the amount by which the liability for unrecognized tax benefits will increase or decrease during the next 12 months as a result of the ongoing income tax authority examinations. The total amounts of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of March 31, 2012 and December 31, 2011, respectively, are $246 million and $295 million.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in tax expense. The Company recognized in the consolidated statement of income on a gross basis approximately $3 million of benefit and $2 million of benefit for the three months ended March 31, 2012 and March 31, 2011, respectively. At March 31, 2012 and December 31, 2011, accrued interest and penalties in the consolidated balance sheet on a gross basis was $56 million. Included in these interest and penalty amounts are interest and penalties related to tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The effective tax rate for the first three months of 2012 was 28.8 percent, compared to 28.6 percent in the first three months of 2011, an increase of 0.2 percent. The Company’s effective tax rate was negatively impacted during the first quarter of 2012 due to the lapse of the U.S. research and development credit and adjustments to its income tax reserves. This was partially offset by a benefit to international taxes, with this benefit largely due to the geographic mix of income before taxes and the corporate reorganization of a wholly owned international subsidiary in 2011.

The provision for income taxes is determined using the asset and liability approach. Under this approach, deferred income taxes represent the expected future tax consequences of temporary differences between the carrying amounts and tax basis of assets and liabilities. The Company records a valuation allowance to reduce its deferred tax assets when uncertainty regarding their realizability exits. As of March 31, 2012 and December 31, 2011, the Company had valuation allowances of $30 million and $82 million on its deferred tax assets, respectively. The valuation allowance was reduced in the first quarter of 2012 due to the closure of audits with certain taxing authorities.

NOTE 6.  Marketable Securities

The Company invests in agency securities, corporate securities, asset-backed securities, treasury securities and other securities. The following is a summary of amounts recorded on the Consolidated Balance Sheet for marketable securities (current and non-current).

	March 31,	December 31,
(Millions)	2012	2011

U.S. government agency securities	$105	$119
Foreign government agency securities	3	8
Corporate debt securities	360	413
Commercial paper	70	30
Certificates of deposit/time deposits	58	49
U.S. treasury securities	20	—
U.S. municipal securities	14	9
Asset-backed securities:
Automobile loan related	484	530
Credit card related	220	244
Equipment lease related	59	54
Other	6	5
Asset-backed securities total	769	833

Current marketable securities	$1,399	$1,461

U.S. government agency securities	$257	$361
Foreign government agency securities	—	15
Corporate debt securities	275	255
U.S. treasury securities	39	34
U.S. municipal securities	5	5
Auction rate securities	5	4
Asset-backed securities:
Automobile loan related	99	188
Credit card related	39	24
Equipment lease related	44	10
Asset-backed securities total	182	222

Non-current marketable securities	$763	$896

Total marketable securities	$2,162	$2,357

Classification of marketable securities as current or non-current is dependent upon management’s intended holding period, the security’s maturity date and liquidity considerations based on market conditions. If management intends to hold the securities for longer than one year as of the balance sheet date, they are classified as non-current. At March 31, 2012, gross unrealized losses totaled approximately $9 million (pre-tax), while gross unrealized gains totaled approximately $4 million (pre-tax). At December 31, 2011, gross unrealized losses totaled approximately $12 million (pre-tax), while gross unrealized gains totaled approximately $3 million (pre-tax). Gross realized gains and losses on sales or maturities of marketable securities for the first three months of 2012 and 2011 were not material. Cost of securities sold use the first in, first out (FIFO) method. Since these marketable securities are classified as available-for-sale securities, changes in fair value will flow through other comprehensive income, with amounts reclassified out of other comprehensive income into earnings upon sale or “other-than-temporary” impairment.

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

The balances at March 31, 2012 for marketable securities by contractual maturity are shown below. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(Millions)	March 31, 2012

Due in one year or less	$915
Due after one year through three years	1,085
Due after three years through five years	147
Due after five years	15

Total marketable securities	$2,162

3M has a diversified marketable securities portfolio of $2.162 billion as of March 31, 2012. Within this portfolio, current and long-term asset-backed securities (estimated fair value of $951 million) are primarily comprised of interests in automobile loans and credit cards. At March 31, 2012, the asset-backed securities credit ratings were AAA/Aaa or A-1+/P1, with the exception of two securities (one rated AAA/A3 and one rated AAA/Aa3) with a fair market value of approximately $5 million.

3M’s marketable securities portfolio includes auction rate securities that represent interests in investment grade credit default swaps; however, currently these holdings comprise less than one percent of this portfolio. The estimated fair value of auction rate securities was $5 million and $4 million as of March 31, 2012 and December 31, 2011, respectively. Gross unrealized losses within accumulated other comprehensive income related to auction rate securities totaled $8 million (pre-tax) and $9 million (pre-tax) as of March 31, 2012 and December 31, 2011, respectively. As of March 31, 2012, auction rate securities associated with these balances have been in a loss position for more than 12 months. Since the second half of 2007, these auction rate securities failed to auction due to sell orders exceeding buy orders. Liquidity for these auction-rate securities is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals, usually every 7, 28, 35, or 90 days. The funds associated with failed auctions will not be accessible until a successful auction occurs or a buyer is found outside of the auction process. Refer to Note 9 for a table that reconciles the beginning and ending balances of auction rate securities.

NOTE 7.  Pension and Postretirement Benefit Plans

Components of net periodic benefit cost and other supplemental information for the three months ended March 31, 2012 and 2011 follow:

Benefit Plan Information

	Three months ended March 31,
	Qualified and Non-qualified
	Pension Benefits				Postretirement
	United States		International		Benefits
(Millions)	2012	2011	2012	2011	2012	2011
Net periodic benefit cost (benefit)
Service cost	$63	$51	$31	$28	$19	$15
Interest cost	147	158	61	62	22	23
Expected return on plan assets	(248)	(232)	(73)	(70)	(21)	(19)
Amortization of transition (asset) obligation	—	—	(1)	—	—	—
Amortization of prior service cost (benefit)	2	3	(4)	(3)	(18)	(18)
Amortization of net actuarial (gain) loss	117	83	30	28	27	26
Net periodic benefit cost (benefit)	$81	$63	$44	$45	$29	$27
Settlements, curtailments, special termination benefits and other	26	—	—	—	—	—
Net periodic benefit cost (benefit) after settlements, curtailments, special termination benefits and other	$107	$63	$44	$45	$29	$27

For the three months ended March 31, 2012, contributions totaling $300 million were made to the Company’s U.S. and international pension plans and $37 million to its postretirement plans. For total year 2012, the Company expects to contribute approximately $1 billion of cash to its U.S. and international pension and postretirement plans. The Company does not have a required minimum cash pension contribution obligation for its U.S. plans in 2012. Therefore, the amount of the anticipated discretionary pension contribution could vary significantly depending on the U.S. plans’ funded status and the anticipated tax deductibility of the contribution. Future contributions will also depend on market conditions, interest rates and other factors. 3M’s annual measurement date for pension and postretirement assets and liabilities is December 31 each year, which is also the date used for the related annual measurement assumptions.

In December 2011, the Company began offering a voluntary early retirement incentive program to certain eligible participants of its U.S. pension plans who met age and years of pension service requirements. The eligible participants who accepted the offer and retired on February 1, 2012 received an enhanced pension benefit. Pension benefits are enhanced by adding one additional year of pension service and one additional year of age for certain benefit calculations. 616 participants accepted the offer and retired on February 1, 2012. As a result, the Company incurred a $26 million charge related to these special termination benefits in the first quarter of 2012.

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

NOTE 8.  Derivatives

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

Additional information with respect to the impacts on other comprehensive income of nonderivative hedging and derivative instruments is included in Note 4. Additional information with respect to the fair value of derivative instruments is included in Note 9. References to information regarding derivatives and/or hedging instruments associated with the Company’s long-term debt are also made in Note 10 to the Consolidated Financial Statements in 3M’s 2011 Annual Report on Form 10-K.

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

Cash Flow Hedging - Foreign Currency Forward and Option Contracts: The Company enters into foreign exchange forward and option contracts to hedge against the effect of exchange rate fluctuations on cash flows denominated in foreign currencies and certain intercompany financing transactions. These transactions are designated as cash flow hedges. The settlement or extension of these derivatives will result in reclassifications (from accumulated other comprehensive income) to earnings in the period during which the hedged transactions affect earnings. Generally, 3M dedesignates these cash flow hedge relationships in advance of the occurrence of the forecasted transaction. The portion of gains or losses on the derivative instrument previously accumulated in other comprehensive income for dedesignated hedges remains in accumulated other comprehensive income until the forecasted transaction occurs. Changes in the value of derivative instruments after dedesignation are recorded in earnings and are included in the Derivatives Not Designated as Hedging Instruments section below. Hedge ineffectiveness and the amount excluded from effectiveness testing recognized in income on cash flow hedges were not material for the three months ended March 31, 2012 and 2011. The maximum length of time over which 3M hedges its exposure to the variability in future cash flows for a majority of the forecasted transactions is 12 months and, accordingly, at March 31, 2012, the majority of the Company’s open foreign exchange forward and option contracts had maturities of one year or less. The dollar equivalent gross notional amount of the Company’s foreign exchange forward and option contracts designated as cash flow hedges at March 31, 2012 was approximately $5.2 billion.

Cash Flow Hedging - Commodity Price Management: The Company manages commodity price risks through negotiated supply contracts, price protection agreements and forward physical contracts. The Company uses commodity price swaps relative to natural gas as cash flow hedges of forecasted transactions to manage price volatility. The related mark-to-market gain or loss on qualifying hedges is included in other comprehensive income to the extent effective, and reclassified into cost of sales in the period during which the hedged transaction affects earnings. Generally, the length of time over which 3M hedges its exposure to the variability in future cash flows for its forecasted natural gas transactions is 12 months. No significant commodity cash flow hedges were discontinued and hedge ineffectiveness was not material for the three months ended March 31, 2012 and 2011. The dollar equivalent gross notional amount of the Company’s natural gas commodity price swaps designated as cash flow hedges at March 31, 2012 was $23 million.

Cash Flow Hedging - Forecasted Debt Issuance: In August 2011, in anticipation of the September 2011 issuance of $1 billion in five-year fixed rate notes, 3M executed a pre-issuance cash flow hedge on a notional amount of $400 million by entering into a forward-starting five-year floating-to-fixed interest rate swap. Upon debt issuance in September 2011, 3M terminated the floating-to-fixed interest rate swap. The termination of the swap resulted in a $7 million pre-tax loss ($4 million after-tax) that is amortized over the five-year life of the note and, when material, is included in the tables below as part of the loss recognized in income on the effective portion of derivatives as a result of reclassification from accumulated other comprehensive income.

As of March 31, 2012, the Company had a balance of $7 million associated with the after-tax net unrealized gain associated with cash flow hedging instruments recorded in accumulated other comprehensive income. This includes a $4 million balance (loss) related to a floating-to-fixed interest rate swap (discussed in the preceding paragraph), which is being amortized over the five-year life of the note. 3M expects to reclassify a majority of the remaining balance to earnings over the next 12 months (with the impact offset by cash flows from underlying hedged items).

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

Three months ended March 31, 2012 (Millions)	Pretax Gain (Loss) Recognized in Other Comprehensive Income on Effective Portion of Derivative	Pretax Gain (Loss) Recognized in Income on Effective Portion of Derivative as a Result of Reclassification from Accumulated Other Comprehensive Income		Ineffective Portion of Gain (Loss) on Derivative and Amount Excluded from Effectiveness Testing Recognized in Income
Derivatives in Cash Flow Hedging Relationships	Amount	Location	Amount	Location	Amount
Foreign currency forward/option contracts	$(24)	Cost of sales	$—	Cost of sales	$—
Foreign currency forward contracts	1	Interest expense	—	Interest expense	—
Commodity price swap contracts	(5)	Cost of sales	(4)	Cost of sales	—
Total	$(28)		$(4)		$—

Three months ended March 31, 2011 (Millions)	Pretax Gain (Loss) Recognized in Other Comprehensive Income on Effective Portion of Derivative	Pretax Gain (Loss) Recognized in Income on Effective Portion of Derivative as a Result of Reclassification from Accumulated Other Comprehensive Income		Ineffective Portion of Gain (Loss) on Derivative and Amount Excluded from Effectiveness Testing Recognized in Income
Derivatives in Cash Flow Hedging Relationships	Amount	Location	Amount	Location	Amount
Foreign currency forward/option contracts	$(34)	Cost of sales	$(6)	Cost of sales	$—
Foreign currency forward contracts	8	Interest expense	10	Interest expense	—
Commodity price swap contracts	(1)	Cost of sales	(4)	Cost of sales	—
Total	$(27)		$—		$—

Fair Value Hedges:

For derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivatives as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings.

Fair Value Hedging - Interest Rate Swaps: The Company manages interest expense using a mix of fixed and floating rate debt. To help manage borrowing costs, the Company may enter into interest rate swaps. Under these arrangements, the Company agrees to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated by reference to an agreed-upon notional principal amount. The mark-to-market of these fair value hedges is recorded as gains or losses in interest expense and is offset by the gain or loss of the underlying debt instrument, which also is recorded in interest expense. These fair value hedges are highly effective and, thus, there is no impact on earnings due to hedge ineffectiveness. The dollar equivalent (based on inception date foreign currency exchange rates) gross notional amount of the Company’s interest rate swaps at March 31, 2012 was $342 million.

At March 31, 2012, the Company had interest rate swaps designated as fair value hedges of underlying fixed rate obligations. In July 2007, in connection with the issuance of a seven-year Eurobond for an amount of 750 million Euros, the Company completed a fixed-to-floating interest rate swap on a notional amount of 400 million Euros as a fair value hedge of a portion of the fixed interest rate Eurobond obligation. In August 2010, the Company terminated 150 million Euros of the notional amount of this swap. As a result, a gain of 18 million Euros, recorded as part of the balance of the underlying debt, will be amortized over this debt’s remaining life. Prior to termination of the applicable portion of the interest rate swap, the mark-to-market of the hedge instrument was recorded as gains or losses in interest expense and was offset by the gain or loss on carrying value of the underlying debt instrument. Consequently, the subsequent amortization of the 18 million Euros recorded as part of the underlying debt balance is not part of gain on hedged items recognized in income in the tables below.

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

The location in the consolidated statements of income and amounts of gains and losses related to derivative instruments designated as fair value hedges and similar information relative to the hedged items are as follows:

Three months ended March 31, 2012	Gain (Loss) on Derivative		Gain (Loss) on Hedged Item
(Millions)	Recognized in Income		Recognized in Income
Derivatives in Fair Value Hedging Relationships	Location	Amount	Location	Amount
Interest rate swap contracts	Interest expense	$(1)	Interest expense	$1
Total		$(1)		$1

Three months ended March 31, 2011	Gain (Loss) on Derivative		Gain (Loss) on Hedged Item
(Millions)	Recognized in Income		Recognized in Income
Derivatives in Fair Value Hedging Relationships	Location	Amount	Location	Amount
Interest rate swap contracts	Interest expense	$(10)	Interest expense	$10
Total		$(10)		$10

Net Investment Hedges:

As circumstances warrant, the Company uses cross currency swaps, forwards and foreign currency denominated debt to hedge portions of the Company’s net investments in foreign operations. For hedges that meet the effectiveness requirements, the net gains or losses attributable to changes in spot exchange rates are recorded in cumulative translation within other comprehensive income. The remainder of the change in value of such instruments is recorded in earnings. Recognition in earnings of amounts previously recorded in cumulative translation is limited to circumstances such as complete or substantially complete liquidation of the net investment in the hedged foreign operation. At March 31, 2012, there were no cross currency swaps and foreign currency forward contracts designated as net investment hedges.

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

Three months ended March 31, 2012 Derivative and Nonderivative Instruments in Net Investment Hedging Relationships	Pretax Gain (Loss) Recognized as Cumulative Translation within Other Comprehensive Income on Effective Portion of Instrument	Ineffective Portion of Gain (Loss) on Instrument and Amount Excluded from Effectiveness Testing Recognized in Income
(Millions)	Amount	Location	Amount
Foreign currency denominated debt	$(40)	N/A	$—
Total	$(40)		$—

Three months ended March 31, 2011 Derivative and Nonderivative Instruments in Net Investment Hedging Relationships	Pretax Gain (Loss) Recognized as Cumulative Translation within Other Comprehensive Income on Effective Portion of Instrument	Ineffective Portion of Gain (Loss) on Instrument and Amount Excluded from Effectiveness Testing Recognized in Income
(Millions)	Amount	Location	Amount
Foreign currency denominated debt	$(85)	N/A	$—
Total	$(85)		$—

Derivatives Not Designated as Hedging Instruments:

Derivatives not designated as hedging instruments include dedesignated foreign currency forward and option contracts that formerly were designated in cash flow hedging relationships (as referenced in the preceding Cash Flow Hedges section). In addition, 3M enters into foreign currency forward contracts and commodity price swaps to offset, in part, the impacts of certain intercompany activities (primarily associated with intercompany licensing arrangements) and fluctuations in costs associated with the use of certain precious metals, respectively. These derivative instruments are not designated in hedging relationships; therefore, fair value gains and losses on these contracts are recorded in earnings. The dollar equivalent gross notional amount of these forward, option and swap contracts not designated as hedging instruments totaled $1.1 billion as of March 31, 2012. The Company does not hold or issue derivative financial instruments for trading purposes.

The location in the consolidated statements of income and amounts of gains and losses related to derivative instruments not designated as hedging instruments are as follows:

Derivatives Not Designated as Hedging Instruments	Three months ended March 31, 2012 Gain (Loss) on Derivative Recognized in Income
(Millions)	Location	Amount
Foreign currency forward/option contracts	Cost of sales	$(15)
Foreign currency forward contracts	Interest expense	27
Commodity price swap contracts	Cost of sales	1
Total		$13

Derivatives Not Designated as Hedging Instruments	Three months ended March 31, 2011 Gain (Loss) on Derivative Recognized in Income
(Millions)	Location	Amount
Foreign currency forward/option contracts	Cost of sales	$(12)
Foreign currency forward contracts	Interest expense	16
Total		$4

Location and Fair Value Amount of Derivative Instruments

The following tables summarize the fair value of 3M’s derivative instruments, excluding nonderivative instruments used as hedging instruments, and their location in the consolidated balance sheet. Additional information with respect to the fair value of derivative instruments is included in Note 9.

March 31, 2012
(Millions)	Assets		Liabilities
Fair Value of Derivative Instruments	Location	Amount	Location	Amount
Derivatives designated as hedging instruments
Foreign currency forward/option contracts	Other current assets	$34	Other current liabilities	$36
Commodity price swap contracts	Other current assets	—	Other current liabilities	7
Interest rate swap contracts	Other assets	27	Other liabilities	—
Total derivatives designated as hedging instruments		$61		$43

Derivatives not designated as hedging instruments
Foreign currency forward/option contracts	Other current assets	$18	Other current liabilities	$11
Total derivatives not designated as hedging instruments		$18		$11

Total derivative instruments		$79		$54

December 31, 2011
(Millions)	Assets		Liabilities
Fair Value of Derivative Instruments	Location	Amount	Location	Amount
Derivatives designated as hedging instruments
Foreign currency forward/option contracts	Other current assets	$82	Other current liabilities	$34
Commodity price swap contracts	Other current assets	—	Other current liabilities	7
Interest rate swap contracts	Other assets	28	Other liabilities	—
Total derivatives designated as hedging instruments		$110		$41

Derivatives not designated as hedging instruments
Foreign currency forward/option contracts	Other current assets	$25	Other current liabilities	$8
Total derivatives not designated as hedging instruments		$25		$8

Total derivative instruments		$135		$49

Currency Effects and Credit Risk

Currency Effects: 3M estimates that year-on-year currency effects, including hedging impacts, decreased net income attributable to 3M by approximately $26 million for the three months ended March 31, 2012. This estimate includes the effect of translating profits from local currencies into U.S. dollars and the impact of currency fluctuations on the transfer of goods between 3M operations in the United States and abroad. This estimate also includes year-on-year currency effects from transaction gains and losses, including derivative instruments designed to reduce foreign currency exchange rate risks and the negative impact of swapping Venezuelan bolivars into U.S. dollars, which 3M estimates decreased net income attributable to 3M by approximately $7 million for three months ended March 31, 2012.

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

NOTE 9.  Fair Value Measurements

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis:

For 3M, assets and liabilities that are measured at fair value on a recurring basis primarily relate to available-for-sale marketable securities, available-for-sale investments (included as part of investments in the Consolidated Balance Sheet) and certain derivative instruments. Derivatives include cash flow hedges, interest rate swaps and most net investment hedges. The information in the following paragraphs and tables primarily addresses matters relative to these financial assets and liabilities. Separately, there were no material fair value measurements with respect to nonfinancial assets or liabilities that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis for the three month periods ended March 31, 2012 and 2011.

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

The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis.

		Fair Value Measurements
(Millions)	Fair Value at	Using Inputs Considered as
Description	Mar. 31, 2012	Level 1	Level 2	Level 3
Assets:
Available-for-sale:
Marketable securities:
U.S. government agency securities	$362	$—	$362	$—
Foreign government agency securities	3	—	3	—
Corporate debt securities	635	—	635	—
Certificates of deposit/time deposits	58	—	58	—
Commercial paper	70	—	70	—
Asset-backed securities:
Automobile loan related	583	—	583	—
Credit card related	259	—	259	—
Equipment lease related	103	—	103	—
Other	6	—	6	—
U.S. treasury securities	59	59	—	—
U.S. municipal securities	19	—	19	—
Auction rate securities	5	—	—	5
Investments	3	3	—	—
Derivative instruments — assets:
Foreign currency forward/option contracts	52	47	5	—
Interest rate swap contracts	27	—	27	—

Liabilities:
Derivative instruments — liabilities:
Foreign currency forward/option contracts	47	47	—	—
Commodity price swap contracts	7	7	—	—

		Fair Value Measurements
(Millions)	Fair Value at	Using Inputs Considered as
Description	Dec. 31, 2011	Level 1	Level 2	Level 3
Assets:
Available-for-sale:
Marketable securities:
U.S. government agency securities	$480	$—	$480	$—
Foreign government agency securities	23	—	23	—
Corporate debt securities	668	—	668	—
Certificates of deposit/time deposits	49	—	49	—
Commercial paper	30	—	30	—
Asset-backed securities:
Automobile loan related	718	—	718	—
Credit card related	268	—	268	—
Equipment lease related	64	—	64	—
Other	5	—	5	—
U.S. treasury securities	34	34	—	—
U.S. municipal securities	14	—	14	—
Auction rate securities	4	—	—	4
Investments	4	4	—	—
Derivative instruments — assets:
Foreign currency forward/option contracts	107	98	9	—
Interest rate swap contracts	28	—	28	—

Liabilities:
Derivative instruments — liabilities:
Foreign currency forward/option contracts	42	42	—	—
Commodity price swap contracts	7	7	—	—

The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3).

	Three months ended
(Millions)	March 31,
Marketable securities — auction rate securities only	2012	2011
Beginning balance	$4	$7
Total gains or losses:
Included in earnings	—	—
Included in other comprehensive income	1	—
Purchases, issuances, and settlements	—	—
Transfers in and/or out of Level 3	—	—
Ending balance (March 31)	5	7

Additional losses included in earnings due to reclassifications from other comprehensive income for:
Securities sold during the period ended March 31	—	—
Securities still held at March 31	—	—

In addition, the plan assets of 3M’s pension and postretirement benefit plans are measured at fair value on a recurring basis (at least annually). Refer to Note 11 in 3M’s 2011 Annual Report on Form 10-K.

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis:

Disclosures are required for certain assets and liabilities that are measured at fair value, but are recognized and disclosed at fair value on a nonrecurring basis in periods subsequent to initial recognition. For 3M, such measurements of fair value relate primarily to long-lived asset impairments. There were no material long-lived asset impairments for the three months ended March 31, 2012 and 2011.

Fair Value of Financial Instruments:

The Company’s financial instruments include cash and cash equivalents, marketable securities, accounts receivable, certain investments, accounts payable, borrowings, and derivative contracts. The carrying values approximated fair values for cash and cash equivalents, accounts receivable, accounts payable, and short-term borrowings and current portion of long-term debt because of the short-term nature of these instruments. Available-for-sale marketable securities and investments, in addition to certain derivative instruments, are recorded at fair values as indicated in the preceding disclosures. For its long-term debt the Company utilized third-party quotes to estimate fair values (classified as level 2). Information with respect to the carrying amounts and estimated fair values of these financial instruments follow:

	March 31, 2012		December 31, 2011
	Carrying	Fair	Carrying	Fair
(Millions)	Value	Value	Value	Value
Long-term debt, excluding current portion	$4,510	$4,942	$4,484	$5,002

The fair values reflected above consider the terms of the related debt absent the impacts of derivative/hedging activity. The carrying amount of long-term debt referenced above is impacted by certain fixed-to-floating interest rate swaps that are designated as fair value hedges and by the designation of fixed rate Eurobond securities issued by the Company as hedging instruments of the Company’s net investment in its European subsidiaries. 3M’s fixed-rate bonds were trading at a premium at March 31, 2012 and December 31, 2011 due to the low interest rates and tightening of 3M’s credit spreads.

NOTE 10.  Commitments and Contingencies

Legal Proceedings:

The Company and some of its subsidiaries are involved in numerous claims and lawsuits, principally in the United States, and regulatory proceedings worldwide. These include various products liability (involving products that the Company now or formerly manufactured and sold), intellectual property, and commercial claims and lawsuits, including those brought under the antitrust laws, and environmental proceedings. Unless otherwise stated, the Company is vigorously defending all such litigation. Additional information can be found in Note 14 “Commitments and Contingencies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, including information about the Company’s process for disclosure and recording of liabilities and insurance receivables related to legal proceedings.

The following table shows the major categories of significant legal matters — respirator mask/asbestos litigation (including Aearo - described below), environmental remediation and other environmental liabilities — for which the Company has been able to estimate its probable liability and for which the Company has taken reserves and the related insurance receivables:

Liability and Receivable Balances
(Millions)	Mar. 31, 2012	Dec. 31, 2011

Respirator mask/asbestos liabilities	$133	$130
Respirator mask/asbestos insurance receivables	124	121

Environmental remediation liabilities	$30	$28
Environmental remediation insurance receivables	15	15

Other environmental liabilities	$70	$75

The following sections first describe the significant legal proceedings in which the Company is involved, and then describe the liabilities and associated insurance receivables the Company has accrued relating to its significant legal proceedings.

Respirator Mask/Asbestos Litigation

As of March 31, 2012, the Company is a named defendant, with multiple co-defendants, in numerous lawsuits in various courts that purport to represent approximately 2,200 individual claimants compared to approximately 2,260 individual claimants with actions pending at December 31, 2011.

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

The Company’s current volume of new and pending matters is substantially lower than its historical experience. The Company expects that filing of claims by unimpaired claimants in the future will continue to be at much lower levels than in the past. Accordingly, the number of claims alleging more serious injuries, including mesothelioma and other malignancies, will represent a greater percentage of total claims than in the past. The Company has prevailed in all nine cases taken to trial, including seven of the eight cases tried to verdict (such trials occurred in 1999, 2000, 2001, 2003, 2004, and 2007), and an appellate reversal in 2005 of the 2001 jury verdict adverse to the Company. The ninth case, tried in 2009, was dismissed by the Court at the close of plaintiff’s evidence, based on the Court’s legal finding that the plaintiff had not presented sufficient evidence to support a jury verdict. The plaintiffs appealed but in February 2012 the California Court of Appeals granted the plaintiff’s voluntary dismissal of the appeal.

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

As a result of the greater cost of resolving claims of persons with more serious injuries, including mesothelioma and other malignancies, the Company increased its reserves in the first quarter of 2012 for respirator mask/asbestos liabilities by $17 million. As of March 31, 2012, the Company had reserves for respirator mask/asbestos liabilities of $104 million (excluding Aearo reserves). The Company cannot estimate the amount or range of amounts by which the liability may exceed the reserve the Company has established because of the (i) inherent difficulty in projecting the number of claims that have not yet been asserted, particularly with respect to the Company’s respiratory products that themselves did not contain any harmful materials, (ii) the complaints nearly always assert claims against multiple defendants where the damages alleged are typically not attributed to individual defendants so that a defendant’s share of liability may turn on the law of joint and several liability, which can vary by state, (iii) the multiple factors described above that the Company considers in estimating its liabilities, and (iv) the several possible developments described above that may occur that could affect the Company’s estimate of liabilities.

As of March 31, 2012, the Company’s receivable for insurance recoveries related to the respirator mask/asbestos litigation was $124 million. During the first quarter of 2012, the Company increased its receivables for insurance recoveries by $3 million related to this litigation.

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

As previously reported, on January 5, 2007 the Company was served with a declaratory judgment action filed on behalf of two of its insurers (Continental Casualty and Continental Insurance Co. — both part of the Continental Casualty Group) disclaiming coverage for respirator mask/asbestos claims. These insurers represent approximately $15 million of the $124 million insurance recovery receivable referenced in the above table. The action, pending in the District Court in Ramsey County, Minnesota, seeks declaratory judgment regarding coverage provided by the policies and the allocation of covered costs among the policies issued by the various insurers. The action named, in addition to the Company, over 60 of the Company’s insurers. This action is similar in nature to an action filed in 1994 with respect to breast implant coverage, which ultimately resulted in the Minnesota Supreme Court’s ruling of 2003 that was largely in the Company’s favor. The plaintiff insurers have served an amended complaint that names some additional insurers and deletes others. A significant number of the insurer defendants named in the amended complaint have been dismissed because of settlements they have reached with 3M regarding the matters at issue in the lawsuit. The case is currently in the discovery phase. Trial is scheduled to begin in the fall of 2012. During the first quarter of 2012, the Company reached settlements with several insurers that will result in payments totaling approximately $28 million to the Company over the next two years, most of which will be received in 2012.

Respirator Mask/Asbestos Litigation — Aearo Technologies

On April 1, 2008, a subsidiary of the Company purchased the stock of Aearo Holding Corp., the parent of Aearo Technologies (“Aearo”). Aearo manufactures and sells various products, including personal protection equipment, such as eye, ear, head, face, fall and certain respiratory protection products.

As of March 31, 2012, Aearo and/or other companies that previously owned and operated Aearo’s respirator business (American Optical Corporation, Warner-Lambert LLC, AO Corp. and Cabot Corporation (“Cabot”)) are named defendants, with multiple co-defendants, including the Company, in numerous lawsuits in various courts in which plaintiffs allege use of mask and respirator products and seek damages from Aearo and other defendants for alleged personal injury from workplace exposures to asbestos, silica-related, or other occupational dusts found in products manufactured by other defendants or generally in the workplace.

As of March 31, 2012, the Company, through its Aearo subsidiary, has recorded $29 million as the best estimate of the probable liabilities for product liabilities and defense costs related to current and future Aearo-related asbestos and silica-related claims. Responsibility for legal costs, as well as for settlements and judgments, is currently shared in an informal arrangement among Aearo, Cabot, American Optical Corporation and a subsidiary of Warner Lambert and their insurers (the “Payor Group”). Liability is allocated among the parties based on the number of years each company sold respiratory products under the “AO Safety” brand and/or owned the AO Safety Division of American Optical Corporation and the alleged years of exposure of the individual plaintiff. Aearo’s share of the contingent liability is further limited by an agreement entered into between Aearo and Cabot on July 11, 1995. This agreement provides that, so long as Aearo pays to Cabot an annual fee of $400,000, Cabot will retain responsibility and liability for, and indemnify Aearo against, asbestos and silica-related product liability claims for respirators manufactured prior to July 11, 1995. Because the date of manufacture for a particular respirator allegedly used in the past is often difficult to determine, Aearo and Cabot have applied the agreement to claims arising out of the alleged use of respirators while exposed to asbestos or silica or products containing asbestos or silica prior to January 1, 1997. With these arrangements in place, Aearo’s potential liability is limited to exposures alleged to have arisen from the use of respirators while exposed to asbestos, silica or other occupational dusts on or after January 1, 1997. In March 2012, Cabot CSC Corporation and Cabot Corporation filed a lawsuit against Aearo in the Superior Court of Suffolk County, Massachusetts seeking declaratory relief as to the scope of Cabot’s indemnity obligations under the July 11, 1995 agreement, including whether Cabot has retained liability for coal workers’ pneumoconiosis claims, and seeking damages for breach of contract.

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

Environmental Matters

As previously reported, the Company has been voluntarily cooperating with ongoing reviews by local, state, national (primarily the U.S. Environmental Protection Agency (EPA)), and international agencies of possible environmental and health effects of various perfluorinated compounds (“PFCs”), including perfluorooctanoate or “PFOA” and perfluorooctane sulfonate or “PFOS” and other perfluorooctanyl compounds. As a result of its phase-out decision in May 2000, the Company no longer manufactures perfluorooctanyl compounds. The company ceased manufacturing and using the vast majority of these compounds within approximately two years of the phase-out announcement, and ceased all manufacturing and the last significant use of this chemistry by 2008. Through its ongoing life cycle management and its raw material composition identification processes associated with the Company’s policies covering the use of all persistent and bio-accumulative materials, the Company has on occasion identified the presence of precursor chemicals in materials purchased from suppliers that may ultimately degrade to PFOA, PFOS or similar compounds. Upon such identification, the Company works to find alternatives for such chemicals.

Regulatory activities concerning PFOA and/or PFOS continue in the United States, Europe and elsewhere, and before certain international bodies. These activities include gathering of exposure and use information, risk assessment, and consideration of regulatory approaches. The EPA continues to develop Drinking Water Health Advisories for PFOS and PFOA, which are expected to be released in 2013. Those advisory levels will supersede the current provisional advisory levels. In an effort to move toward developing standards under the Safe Drinking Water Act, the EPA has proposed to have public water suppliers monitor for six PFCs to determine the extent of their occurrence.

The Agency for Toxic Substances and Disease Registry (ATSDR) has completed a bio-monitoring study evaluating PFC blood levels in volunteers living near fields where wastewater treatment sludge was applied from the municipal wastewater treatment plant in Decatur, Alabama that received wastewater from numerous sources, including sanitary wastewater from 3M. The Company expects ATSDR to release its report in 2012.

3M continues its third and final phase of work pursuant to a Memorandum of Understanding with the EPA regarding an environmental assessment program at the Company’s Decatur manufacturing site. That work includes groundwater sampling off-site from the 3M Decatur facility (unrelated to the work described above involving the Decatur utility’s wastewater treatment sludge) as well as at three local landfills used by the facility.

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

On December 30, 2010, the State of Minnesota, by its Attorney General Lori Swanson, acting in its capacity as trustee of the natural resources of the State of Minnesota, filed a lawsuit in Hennepin County District Court against 3M to recover damages (including unspecified assessment costs and reasonable attorney’s fees) for alleged injury to, destruction of, and loss of use of certain of the State’s natural resources under the Minnesota Environmental Response and Liability Act (MERLA) and the Minnesota Water Pollution Control Act (MWPCA), as well as statutory nuisance and common law claims of trespass, nuisance, and negligence with respect to the presence of PFCs in the groundwater, surface water, fish or other aquatic life and sediments. The State also seeks declarations under MERLA that 3M is responsible for all damages the State may suffer in the future for injuries to natural resources from releases of PFCs into the environment, and under MWPCA that 3M is responsible for compensation for future loss or destruction of fish, aquatic life and other damages.

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

On November 7, 2011, the Metropolitan Council filed a motion to intervene and a complaint in the State of Minnesota lawsuit seeking damages in excess of $50,000 and other legal, declaratory and equitable relief, including reasonable attorneys’ fees, for costs and fees that the Metropolitan Council alleges it will be required to assess at some time in the future if the Minnesota Pollution Control Agency imposes restrictions on Metropolitan Council’s PFOS discharges to the Mississippi River. Metropolitan Council’s intervention motion was based on several theories, including common law negligence, and statutory claims under MERLA for response costs and under the Minnesota Environmental Rights Act (MERA) for declaratory and equitable relief against 3M for PFOS and other PFC pollution of the waters and sediments of the Mississippi River. 3M did not object to the motion to intervene. On January 9, 2012, 3M answered the Metropolitan Council’s complaint and filed a counterclaim alleging that the Metropolitan Council discharges PFCs to the Mississippi River and discharges PFC-containing sludge and biosolids from one or more of its wastewater treatment plants onto agricultural lands and local area landfills. Accordingly, 3M requested that if the Court finds that the State is entitled to any of the damages the State seeks, 3M seeks contribution and apportionment from the Metropolitan Council, including attorneys’ fees, under MERLA, and contribution from and liability for the Metropolitan Council’s proportional share of damages awarded to the State under the MWPCA, as well as under statutory nuisance and common law theories of trespass, nuisance and negligence. 3M also seeks declaratory relief under MERA.

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

Environmental Liabilities and Insurance Receivables

As of March 31, 2012, the Company had recorded liabilities of $30 million for estimated “environmental remediation” costs based upon an evaluation of currently available facts with respect to each individual site and also recorded related insurance receivables of $15 million. The Company records liabilities for remediation costs on an undiscounted basis when they are probable and reasonably estimable, generally no later than the completion of feasibility studies or the Company’s commitment to a plan of action. Liabilities for estimated costs of environmental remediation, depending on the site, are based primarily upon internal or third-party environmental studies, and estimates as to the number, participation level and financial viability of any other potentially responsible parties, the extent of the contamination and the nature of required remedial actions. The Company adjusts recorded liabilities as further information develops or circumstances change. The Company expects that it will pay the amounts recorded over the periods of remediation for the applicable sites, currently ranging up to 20 years.

As of March 31, 2012, the Company had recorded liabilities of $70 million for “other environmental liabilities” based upon an evaluation of currently available facts to implement the Settlement Agreement and Consent Order with the MPCA, the remedial action agreement with ADEM, and to address trace amounts of perfluorinated compounds in drinking water sources in the City of Oakdale, Minnesota, as well as presence in the soil and groundwater at the Company’s manufacturing facilities in Decatur, Alabama, and Cottage Grove, Minnesota, and at two former disposal sites in Washington County, Minnesota (Oakdale and Woodbury). The Company expects that most of the spending will occur over the next five years.

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

Other Matters

Commercial Litigation

In September 2010, various parties, on behalf of a purported class of shareholders of Cogent, Inc. (“Cogent”), commenced three lawsuits against the Company, Cogent, and its directors in the Delaware Court of Chancery. Plaintiffs allege that 3M, in connection with its tender offer for Cogent shares, aided and abetted the breach of fiduciary duties by Cogent directors and seek an unspecified amount of damages. The three cases were consolidated, expedited discovery was conducted, and Plaintiffs’ motion for a preliminary injunction to enjoin the acquisition was denied on October 1, 2010. On November 15, 2010, plaintiffs filed an amended complaint that added Cogent directors appointed by 3M, as named defendants, and asserted additional claims of breach of fiduciary duties in connection with the acquisition and a subsequent offering period. 3M completed its acquisition of Cogent in December 2010. 3M has moved to dismiss all claims. In response to 3M’s motion, the plaintiffs filed a second amended complaint in August 2011. 3M has moved to dismiss all claims of the second amended complaint. In March 2012, all parties to the litigation agreed to settle this litigation for an amount that is not material to the Company.

Separately, several purported holders of Cogent shares, representing a total of approximately 5.8 million shares, have asserted appraisal rights under Delaware law. The Company has answered the appraisal petition and is defending this matter vigorously.

3M filed suit against Avery Dennison Corporation in the United States District Court for the District of Minnesota in June 2010, alleging that Avery’s OmniCube™ full cube retroreflective sheeting products, which are used for highway signage, infringe a number of 3M patents. 3M’s motion to preliminarily enjoin the sales of Avery’s OmniCube retroreflective sheeting was denied in December 2010. 3M also sought a declaratory judgment from the District Court in

Minnesota that 3M’s Diamond Grade™ DG3 full cube retroreflective sheeting does not infringe two Avery patents. The District Court granted Avery’s motion to dismiss 3M’s declaratory judgment suit in March 2011. 3M appealed the dismissal of the declaratory judgment lawsuit, and in January 2012, the Federal Circuit Court of Appeals issued a decision reversing the district court and reinstating the declaratory judgment action. Avery has decided not to appeal. In October 2010, Avery Dennison filed a lawsuit against the Company in the United States District Court for the Central District of California, alleging that 3M monopolized or attempted to monopolize the markets for Type XI retroreflective sheeting and for broad high performance sheeting in violation of the Sherman Act, as well as other claims. Avery alleges that 3M manipulated the standards-setting process of the American Society for Testing and Materials (ASTM), a private organization responsible for creating standards for, among other things, retroreflective sheeting used for highway signage; entered into illegal and anticompetitive contracts; and engaged in other anticompetitive acts including false advertising and disparagement. 3M’s motion to transfer the antitrust case to the United States District Court for the District of Minnesota was granted in February 2011. 3M’s patent infringement lawsuit against Avery and Avery’s antitrust suit against 3M are moving forward in the Minnesota Court. In March 2012, the district court issued its claim construction ruling, finding in 3M’s favor on 16 of the 19 disputed terms. The parties are nearly finished with fact discovery and will be preparing expert reports shortly.

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

Product Liability Litigation

Électricité de France (EDF) filed a lawsuit against 3M France in the French courts in 2006 claiming commercial loss and property damage after experiencing electrical network failures which EDF alleges were caused by so-called defective 3M transition splices. The French Court of Appeals at Versailles affirmed the commercial trial court’s decision that the transition splices conformed to contract specifications which were thoroughly analyzed and tested by EDF before purchase and installation. The Court of Appeals, however, ordered a court-appointed expert to study the problem and issue a technical opinion on the cause of the network failures. In spite of considerable testing of 3M’s splices over several years, the court-appointed expert has been unable to identify a defect in the 3M splices and to determine the definitive cause of the network failures. The court-appointed expert is likely to issue his final report by the end of 2012. Thereafter, the commercial court may take from six months to one year to render its decision.

One customer obtained an order in the French courts against SAS 3M Purification (a French subsidiary) in October 2011 appointing an expert to determine the amount of commercial loss and property damage allegedly caused by so-called defective 3M filters used in the customer’s manufacturing process. A second customer filed a lawsuit against 3M Deutschland GmbH (a German subsidiary) in the German courts in March 2012 seeking commercial loss and property damage allegedly caused by so-called defective 3M filters used in that customer’s manufacturing process. The Company has resolved on an amicable basis claims of  two other customers arising out of the same issue.

For product liability litigation matters described in this section for which a liability has been recorded, the Company believes the amount recorded is not material to the Company’s consolidated results of operations or financial condition. In addition, the Company is not able to estimate a possible loss or range of loss in excess of the established reserves at this time.

NOTE 11. Stock-Based Compensation

The Company’s annual stock option and restricted stock unit grant is made in February to provide a strong and immediate link between the performance of individuals during the preceding year and the size of their annual stock compensation grants. The grant to eligible employees uses the closing stock price on the grant date. Stock options vest over a period from one year to three years with the expiration date at 10 years from date of grant. Accounting rules require recognition of expense under a non-substantive vesting period approach, requiring compensation expense recognition when an employee is eligible to retire. Employees are considered eligible to retire at age 55 and after having completed five years of service. This retiree-eligible population represents 30 percent of the 2012 annual grant stock-based compensation award expense dollars; therefore, higher stock-based compensation expense is recognized in the first quarter. The remaining total shares available for grant under the 2008 Long Term Incentive Plan Program are 12,022,073 as of March 31, 2012.

In addition to the annual grants, the Company makes other minor grants of stock options, restricted stock units and other stock-based grants. The Company issues cash settled Restricted Stock Units and Stock Appreciation Rights in certain countries. These grants do not result in the issuance of Common Stock and are considered immaterial by the Company.

Amounts recognized in the financial statements with respect to stock-based compensation programs, which include stock options, restricted stock, restricted stock units, performance shares and the General Employees’ Stock Purchase Plan (GESPP), are provided in the following table. Capitalized stock-based compensation amounts were not material at March 31, 2012. The income tax benefits shown in the table can fluctuate by period due to the amount of employee “disqualifying dispositions” related to Incentive Stock Options (ISOs). The Company last granted ISOs in 2002.

Stock-Based Compensation Expense

	Three months ended
	March 31,
(Millions)	2012	2011
Cost of sales	$12	$14
Selling, general and administrative expenses	78	87
Research, development and related expenses	13	15

Stock-based compensation expenses	$103	$116

Income tax benefits	$(32)	$(41)

Stock-based compensation expenses, net of tax	$71	$75

The following table summarizes stock option activity during the three months ended March 31, 2012:

Stock Option Program

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (months)	Aggregate Intrinsic Value (millions)
Under option —
January 1	64,148,415	$77.28
Granted:
Annual	5,770,190	87.91
Progressive (Reload)	27,555	87.65
Exercised	(2,818,401)	63.68
Canceled	(54,173)	82.53
March 31	67,073,586	$78.77	58	$704
Options exercisable `
March 31	55,524,130	$77.18	48	$700

As of March 31, 2012, there was $98 million of compensation expense that has yet to be recognized related to non-vested stock option based awards. This expense is expected to be recognized over the remaining weighted-average vesting period of 2.1 years. The total intrinsic values of stock options exercised were $67 million and $135 million during the three months ended March 31, 2012 and 2011, respectively. Cash received from options exercised was $179 million and $355 million for the three months ended March 31, 2012 and 2011, respectively. The Company’s actual tax benefits realized for the tax deductions related to the exercise of employee stock options were $25 million and $42 million for the three months ended March 31, 2012 and 2011, respectively.

For the primary 2012 annual stock option grant, the weighted average fair value at the date of grant was calculated using the Black-Scholes option-pricing model and the assumptions that follow.

Annual
Stock Option Assumptions	2012
Exercise price	$87.89
Risk-free interest rate	1.1%
Dividend yield	2.6%
Expected volatility	24.5%
Expected life (months)	74
Black-Scholes fair value	$14.94

Expected volatility is a statistical measure of the amount by which a stock price is expected to fluctuate during a period. For the 2012 annual grant date, the Company estimated the expected volatility based upon the average of the most recent one year volatility, the median of the term of the expected life rolling volatility, the median of the most recent term of the expected life volatility of 3M stock, and the implied volatility on the grant date. The expected term assumption is based on the weighted average of historical grants.

The following table summarizes restricted stock and restricted stock unit activity during the three months ended March 31, 2012:

Restricted Stock and Restricted Stock Units

		Weighted Average
Restricted Stock and	Number of	Grant Date
Restricted Stock Units	Awards	Fair Value
Nonvested balance —
As of January 1	4,858,972	$73.02
Granted:
Annual	968,522	87.92
Other	15,267	86.92
Vested	(1,763,719)	57.79
Forfeited	(20,803)	77.82
As of March 31	4,058,239	$83.23

As of March 31, 2012, there was $128 million of compensation expense that has yet to be recognized related to non-vested restricted stock and restricted stock units. This expense is expected to be recognized over the remaining weighted-average vesting period of 2.3 years. The total fair value of restricted stock and restricted stock units that vested during the three months ended March 31, 2012 and 2011 was $102 million and $14 million, respectively. The Company’s actual tax benefits realized for the tax deductions related to the vesting of restricted stock and restricted stock units was $58 million and $6 million for the three months ended March 31, 2012 and 2011, respectively.

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

Performance Shares

Beginning in 2008, the Company grants certain members of executive management performance shares on an annual basis. The performance criteria, which were modified in 2010, are designed to focus management attention on three key factors that create long-term stockholder value: Organic Sales Growth, Return on Invested Capital and sales from new products. The number of shares of 3M common stock that could actually be delivered at the end of the three-year performance period may be anywhere from 0% to 200% of each performance share granted, depending on the performance of the Company during such performance period. Non-substantive vesting requires that expense for the performance shares be recognized over one or three years depending on when each individual became a 3M executive. The first performance shares, which were granted in 2008, were distributed in 2011. Performance shares do not accrue dividends during the performance period. Therefore, the grant date fair value is determined by reducing the closing stock price on the date of grant by the net present value of dividends during the performance period. As a result of the significant uncertainty due to the economic crisis of 2008-2009, the Company granted restricted stock units instead of performance shares in 2009. Therefore, since there were no performance shares in 2009, there were also no related distributions in the first quarter of 2012. Performance share grants resumed in 2010 and continued thereafter.

The following table summarizes performance share activity during the three months ended March 31, 2012:

		Weighted Average
	Number of	Grant Date
Performance Shares	Awards	Fair Value
Undistributed balance —
As of January 1	878,872	$78.55
Granted	412,964	81.00
Performance change	78,166	81.07
Forfeited	(5,815)	79.03
As of March 31	1,364,187	$79.43

As of March 31, 2012, there was $39 million of compensation expense that has yet to be recognized related to performance shares. This expense is expected to be recognized over the remaining weighted-average earnings period of 1.3 years. There were no performance shares distributed or related tax benefits realized during the three months ended March 31, 2012. For the three months ended March 31, 2011, the total fair value of performance shares that were distributed was $18 million and actual tax benefits realized for the tax deductions related to the distribution of performance shares was $5 million.

NOTE 12. Business Segments

3M’s businesses are organized, managed and internally grouped into segments based on differences in markets, products, technologies and services. 3M continues to manage its operations in six operating business segments: Industrial and Transportation; Health Care; Consumer and Office; Safety, Security and Protection Services; Display and Graphics; and Electro and Communications. 3M’s six business segments bring together common or related 3M technologies, enhancing the development of innovative products and services and providing for efficient sharing of business resources. These segments have worldwide responsibility for virtually all 3M product lines. 3M is not dependent on any single product/service or market. Transactions among reportable segments are recorded at cost. 3M is an integrated enterprise characterized by substantial intersegment cooperation, cost allocations and inventory transfers. Therefore, management does not represent that these segments, if operated independently, would report the operating income information shown. The difference between operating income and pre-tax income relates to interest income and interest expense, which are not allocated to business segments.

Business Segment Information	Three months ended
	March 31,
(Millions)	2012	2011
Net Sales
Industrial and Transportation	$2,660	$2,450
Health Care	1,280	1,255
Consumer and Office	1,043	1,000
Safety, Security and Protection Services	981	929
Display and Graphics	832	943
Electro and Communications	808	836
Corporate and Unallocated	1	5
Elimination of Dual Credit	(119)	(107)
Total Company	$7,486	$7,311

Operating Income
Industrial and Transportation	$600	$516
Health Care	402	369
Consumer and Office	234	215
Safety, Security and Protection Services	231	199
Display and Graphics	163	230
Electro and Communications	168	178
Corporate and Unallocated	(138)	(105)
Elimination of Dual Credit	(26)	(24)
Total Company	$1,634	$1,578

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM*

To the Stockholders and Board of Directors of 3M Company:

We have reviewed the accompanying consolidated balance sheet of 3M Company and its subsidiaries as of March 31, 2012, and the related consolidated statements of income, comprehensive income and cash flows for the three-month periods ended March 31, 2012 and 2011. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2011, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for the year then ended (not presented herein), and in our report dated February 16, 2012, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2011, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Minneapolis, Minnesota

May 3, 2012

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

First-quarter 2012 sales totaled $7.5 billion, an increase of 2.4 percent from the first quarter of 2011. Of the 2.4 percent sales growth, 1.8 points were from the combined impact of selling price growth (1.7 points) and slightly higher organic volume (0.1 points). Acquisitions added 1.5 points, driven by the 2011 acquisitions of Winterthur Technologie AG (Industrial and Transportation), the do-it-yourself and professional business of GPI Group (Consumer and Office), and Alpha Beta (Industrial and Transportation). These positive impacts were partially offset by 0.9 points of unfavorable foreign currency translation effects. Four of the Company’s six businesses showed sales growth, with the greatest strength in the Industrial and Transportation and the Safety, Security and Protection Services business segments.  Sales declined in the Display and Graphics and the Electro and Communications business segments, impacted by continued weakness in the consumer electronics market.

First-quarter 2012 sales growth on a geographic basis was strongest in the combined Latin America/Canada region, which had sales growth of 8.4 percent. Organic local-currency sales growth in this region was 11.7 percent in the quarter, while currency impacts reduced sales by 3.5 percent, largely due to weakness in the Mexican peso and Brazilian real. In the United States, sales grew 6.3 percent, led by the Industrial and Transportation, and Safety, Security and Protection Services business segments. The U.S. manufacturing sector remains robust and 3M is seeing positive growth as a result. Sales in Europe/Middle East/Africa were up 0.1 percent, with strength in Middle East/Africa and Central/East Europe offset by year-on-year declines in Western Europe. Sales declined in the Asia Pacific area by 1.9 percent, reflecting slower year-on-year demand in global consumer electronics, along with slower growth in China. In China, 3M expects below-trend sales growth in the second quarter, with better sales growth rates returning in the second half of 2012.

Net income attributable to 3M was $1.125 billion, or $1.59 per diluted share in the first quarter of 2012, compared to $1.081 billion, or $1.49 per diluted share, in the first quarter of 2011. 3M incurred early retirement/restructuring costs of approximately 4 cents per diluted share in the first quarter of 2012. Of this amount, approximately 3 cents per diluted share related to special termination benefits for a voluntary retirement incentive program in the United States (discussed in Note 7). The remainder related to selective restructuring in a few developed countries. These actions, in aggregate, are expected to be neutral to full-year 2012 earnings, with the costs incurred in the first quarter of 2012, and the associated benefits realized over the remainder of 2012.

3M estimates that combined direct and indirect business disruption resulting from the first-quarter 2011 earthquake and tsunami in Japan reduced first-quarter 2011 sales growth by 0.70 percentage points, operating margins by 0.40 percentage points, and earnings by approximately 3 cents per diluted share. Japan represented approximately 9 percent of total 3M sales for total year 2011. Refer to 3M’s 2011 Annual Report on Form 10-K (Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview section) for more information concerning this item.

The following table contains sales and operating income results by business segment for the three months ended March 31, 2012 and 2011. In addition to the discussion below, refer to the section entitled “Performance by Business Segment” later in MD&A for a more detailed discussion of the sales and income results of the Company and its respective business segments (including Corporate and Unallocated). Refer to Note 12 for additional information on business segments, including Elimination of Dual Credit.

	Three months ended March 31,
	2012		2011		% change
	Net	Operating	Net	Operating	Net	Operating
(Dollars in millions)	Sales	Income	Sales	Income	Sales	Income
Business Segments
Industrial and Transportation	$2,660	$600	$2,450	$516	8.6%	16.2%
Health Care	1,280	402	1,255	369	2.0	9.0
Consumer and Office	1,043	234	1,000	215	4.3	8.8
Safety, Security and Protection Services	981	231	929	199	5.5	16.3
Display and Graphics	832	163	943	230	(11.8)	(29.2)
Electro and Communications	808	168	836	178	(3.4)	(5.7)
Corporate and Unallocated	1	(138)	5	(105)	—	—
Elimination of Dual Credit	(119)	(26)	(107)	(24)	—	—
Total Company	$7,486	$1,634	$7,311	$1,578	2.4%	3.5%

Sales in the first quarter of 2012 increased 2.4 percent, with Industrial and Transportation at 8.6 percent, Safety, Security and Protection Services at 5.5 percent, Consumer and Office at 4.3 percent, and Health Care at 2 percent. Sales declined 3.4 percent in Electro and Communications and 11.8 percent in Display and Graphics, both impacted by weakness in the consumer electronics industry. Organic local-currency sales (which includes volume and selling price) increased 1.8 percent, acquisitions added 1.5 percent and foreign currency translation impacts reduced sales by 0.9 percent. 3M’s business segments posted operating income margins ranging from 19.6 percent to 31.4 percent in the first quarter of 2012. Worldwide operating income margins for the first quarter of 2012 were 21.8 percent, compared to 21.6 percent for the first quarter of 2011.

3M generated $828 million of operating cash flows in the first quarter of 2012, an increase of $95 million when compared to the first quarter of 2011. Refer to the section entitled “Financial Condition and Liquidity” later in MD&A for a discussion of items impacting cash flows. In the first quarter of 2012, the Company purchased $524 million of treasury stock compared to $680 million of treasury stock repurchases in the first quarter of 2011. As of March 31, 2012, approximately $4.1 billion of 3M common stock remained available for repurchase under the February 2011 repurchase authorization of $7.0 billion, which has no pre-established end date. In February 2012, 3M’s Board of Directors authorized a dividend increase of 7.3 percent for 2012, marking the 54th consecutive year of dividend increases for 3M. 3M’s debt to total capital ratio (total capital defined as debt plus equity) was 24 percent at March 31, 2012 and 25 percent at  December 31, 2011. 3M has an AA- credit rating with a stable outlook from Standard & Poor’s and an Aa2 credit rating with a stable outlook from Moody’s Investors Service. The Company has significant cash on hand and sufficient additional access to capital markets to meet its funding needs.

On a worldwide basis, 3M’s pension and postretirement plans were 82 percent funded at year-end 2011. The U.S. qualified plans, which are approximately 71 percent of the worldwide pension obligation, were 86 percent funded, the international pension plans were 87 percent funded, and the U.S. non-qualified pension plan is not funded. Asset returns in 2011 for the U.S. qualified plan were 8.7%. The year-end 2011 discount rate was 4.15%, down 1.08 percentage points from the 2010 discount rate of 5.23%. The decrease in discount rates, both U.S. and internationally, resulted in a significantly higher valuation of the projected benefit obligation, which reduced the plans’ funded status. The changes in 3M’s defined-benefit pension and postretirement plans’ funded status significantly impacted several balance sheet lines at year-end 2011. These changes increased long-term liabilities by approximately $2.4 billion and decreased stockholders’ equity by approximately $1.6 billion, with the other major impact primarily related to increased deferred taxes within other assets. Other pension and postretirement changes during the year, such as contributions and amortization, also impacted these balance sheet captions.

3M expects to contribute approximately $1 billion of cash to its global pension and postretirement plans in 2012, with approximately $600 million planned to be contributed in the first half of 2012. 3M contributed $337 million in the first quarter of 2012. The Company does not have a required minimum cash pension contribution obligation for its U.S. plans in 2012. 3M expects pension and postretirement benefit expense in 2012 to increase by approximately $89 million pre-tax, or approximately 9 cents per diluted share, when compared to 2011. This 9 cents per diluted share increase includes the costs associated with the first-quarter 2012 voluntary incentive retirement program in the United States (discussed earlier).

There are a few major items that will negatively impact earnings in 2012. As discussed further above, 3M expects that pension and postretirement expense will decrease 2012 earnings, when compared to 2011, by approximately 9 cents per diluted share. 3M’s assessment of the income tax rate indicates an expected 2012 effective tax rate of approximately 29.5 percent compared to 27.8 percent for 2011. In addition, currency effects are expected to have a negative impact on earnings. 3M currently expects that sales growth and related incremental income, in addition to expected productivity improvements, selling price increases in excess of raw material inflation, and other benefits, should more than offset the items that will negatively impact earnings.

Forward-looking statements in Part I, Item 2 may involve risks and uncertainties that could cause results to differ materially from those projected (refer to the section entitled “Cautionary Note Concerning Factors That May Affect Future Results” in Part I, Item 2 and the risk factors provided in Part II, Item 1A for discussion of these risks and uncertainties).

RESULTS OF OPERATIONS

Percent change information compares the first quarter of 2012 with the same period last year, unless otherwise indicated.

Net Sales:

	Three months ended March 31, 2012
	United States	Asia Pacific	Europe, Middle East & Africa	Latin America/ Canada	Other Unallocated	Worldwide
Net sales (millions)	$2,557	$2,297	$1,765	$870	$(3)	$7,486
% of worldwide sales	34.1%	30.7%	23.6%	11.6%	—	100.0%
Components of net sales change:
Volume — organic	3.2%	(3.4)%	(2.6)%	7.8%	—	0.1%
Price	2.6	(0.6)	2.6	3.9	—	1.7
Organic local-currency sales	5.8	(4.0)	—	11.7	—	1.8
Acquisitions	0.5	1.1	3.8	0.2	—	1.5
Translation	—	1.0	(3.7)	(3.5)	—	(0.9)
Total sales change	6.3%	(1.9)%	0.1%	8.4%	—	2.4%

Sales in the first three months of 2012 increased 2.4 percent. Sales growth was led by Latin America/Canada at 8.4 percent and the United States at 6.3 percent.  Sales in Europe, Middle East and Africa increased 0.1 percent, impacted by weakness in Western Europe. Sales in Asia Pacific declined 1.9 percent, partially attributable to organic volume and selling price declines in 3M’s optical systems business. Acquisitions added 1.5 percent to worldwide growth and currency impacts reduced first three months 2012 worldwide sales growth by 0.9 percent. Worldwide selling prices rose 1.7 percent in the first three months, despite selling price declines in 3M’s optical systems business, where prices typically decline each year, which is common for the electronics’ industry.

Operating Expenses:

	Three months ended
	March 31,
(Percent of net sales)	2012	2011	Change
Cost of sales	52.0%	52.0%	—%
Selling, general and administrative expenses	20.7	21.0	(0.3)
Research, development and related expenses	5.5	5.4	0.1
Operating income	21.8%	21.6%	0.2%

As discussed in the overview section, 3M expects pension and postretirement expense to increase approximately $89 million for total year 2012 when compared to 2011, which includes a $26 million charge related to the first-quarter 2012 voluntary early retirement incentive program (discussed in Note 7). Including this charge, the year-on-year increase in pension and postretirement expense for the first-quarter was $45 million. This increase negatively impacted cost of sales; selling, general and administrative expenses (SG&A); and research, development and related expenses (R&D).

Cost of Sales:

Cost of sales includes manufacturing, engineering and freight costs. Cost of sales as a percent of net sales was 52.0 percent in both the first quarter of 2012 and 2011. On the positive side, first-quarter selling price increases, net of raw material inflation, benefited first-quarter 2012 cost of sales as a percent of sales. Offsetting this benefit was higher pension and postretirement costs (of which a portion impacts cost of sales) and foreign currency translation effects.

Selling, General and Administrative Expenses:

SG&A in dollars increased $19 million, or 1.2 percent, in the first quarter of 2012 when compared to the first quarter of 2011. First-quarter SG&A included increases from businesses acquired in the last twelve months, primarily related to SG&A spending for Winterthur Technologie AG and the do-it-yourself and professional business of GPI Group, which were largely not in 3M’s first-quarter 2011 base spending. In addition, higher year-on-year pension and postretirement expense, including the impact of the voluntary early retirement incentive program, plus restructuring actions, negatively impacted SG&A. SG&A, measured as a percent of sales, declined 0.3 percentage points to 20.7 percent.

Research, Development and Related Expenses:

R&D expense in dollars increased $13 million, or 3.3 percent, in the first quarter of 2012 when compared to the first quarter of 2011, as 3M continued to support its key growth initiatives. R&D expense was impacted by higher pension and postretirement expense, including the impact of the voluntary early retirement incentive program, plus restructuring actions. R&D, measured as a percent of sales, increased to 5.5 percent of sales in the first quarter of 2012, compared to 5.4 percent of sales in the first quarter of 2011.

Operating Income:

Operating income margins were 21.8 percent in the first quarter of 2012 compared to 21.6 in the first quarter of 2011, an increase of 0.2 percent. This 0.2 percent increase included positive impacts from the net impact of selling price changes and raw material effects (0.8 increase), plus productivity and other net impacts (0.3 increase), which were partially offset by increased pension and postretirement benefit costs (0.6 decrease) and foreign currency translation impacts (0.3 decrease).

Interest Expense and Income:

	Three months ended
	March 31,
(Millions)	2012	2011
Interest expense	$40	$43
Interest income	(9)	(10)
Total	$31	$33

Interest expense was lower in the first quarter of 2012 compared to the same period last year, primarily due to lower average debt balances. Interest income was relatively flat year-on-year when comparing the first quarter of 2012 to the same period last year.

Provision for Income Taxes:

	Three months ended
	March 31,
(Percent of pre-tax income)	2012	2011
Effective tax rate	28.8%	28.6%

The effective tax rate for the first quarter of 2012 was 28.8 percent, compared to 28.6 percent in the first quarter of 2011, an increase of 0.2 percent. The Company’s effective tax rate was negatively impacted during the first quarter of 2012 due to the lapse of the research and development credit and adjustments to its income tax reserves. This was partially offset by a benefit to international taxes, with this benefit largely due to the geographic mix of income before taxes and the corporate reorganization of a wholly owned international subsidiary in 2011. Refer to Note 5 for further discussion of income taxes.

The company currently expects that its effective tax rate for total year 2012 will be approximately 29.5 percent. The rate will change from quarter to quarter due to discrete items, such as the settlement of income tax audits and changes in tax laws, as well as recurring factors, such as the geographic mix of income before taxes.

Net Income Attributable to Noncontrolling Interest:

	Three months ended
	March 31,
(Millions)	2012	2011
Net income attributable to noncontrolling interest	$16	$22

Net income attributable to noncontrolling interest represents the elimination of the income or loss attributable to non-3M ownership interests in 3M consolidated entities. The changes in noncontrolling interest amounts are primarily related to Sumitomo 3M Limited (Japan), which is 3M’s most significant consolidated entity with non-3M ownership interests. As of March 31, 2012, 3M’s effective ownership in Sumitomo 3M Limited is 75 percent.

Currency Effects:

3M estimates that year-on-year currency effects, including hedging impacts, decreased net income attributable to 3M by approximately $26 million for the three months ended March 31, 2012. This estimate includes the effect of translating profits from local currencies into U.S. dollars and the impact of currency fluctuations on the transfer of goods between 3M operations in the United States and abroad. This estimate also includes year-on-year currency effects from transaction gains and losses, including derivative instruments designed to reduce foreign currency exchange rate risks and the negative impact of swapping Venezuelan bolivars into U.S. dollars, which 3M estimates decreased net income attributable to 3M by approximately $7 million for three months ended March 31, 2012.

Significant Accounting Policies:

Information regarding new accounting standards is included in Note 1 to the Consolidated Financial Statements.

PERFORMANCE BY BUSINESS SEGMENT

Disclosures related to 3M’s business segments are provided in Note 12. The reportable segments are Industrial and Transportation; Health Care; Consumer and Office; Safety, Security and Protection Services; Display and Graphics; and Electro and Communications.

In addition to these six operating business segments, 3M assigns certain costs to “Corporate and Unallocated”, which is presented separately in the preceding business segments table and in Note 12. Corporate and Unallocated includes a variety of miscellaneous items, such as corporate investment gains and losses, certain derivative gains and losses, certain insurance-related gains and losses, certain litigation and environmental expenses, corporate restructuring charges and certain under- or over-absorbed costs (e.g. pension, stock-based compensation) that the Company may choose not to allocate directly to its business segments. Because this category includes a variety of miscellaneous items, it is subject to fluctuation on a quarterly and annual basis. The primary items driving higher expenses in the first three months of 2012 when compared to the same period last year were pension and postretirement expense, as a portion of the 2012 increase in these expenses was not allocated directly to the six operating business segments ($15 million), and an increase in respirator mask/asbestos liabilities and receivables, which nets to a $14 million charge (as discussed in Note 10).

Information related to 3M’s business segments for the first quarter of both 2012 and 2011 is presented in the tables that follow. Organic local-currency sales include both organic volume impacts plus selling price impacts. Acquisition impacts are measured separately for the first twelve months of the acquisition. The acquisition and divestiture impacts, if any, foreign currency translation impact and total sales change are also provided for each business segment. Any references to Europe relate to Europe, Middle East and Africa on a combined basis.

Industrial and Transportation Business:

	Three months ended
	March 31,
	2012	2011
Sales (millions)	$2,660	$2,450
Sales change analysis:
Organic local currency	6.7%	13.3%
Acquisitions	3.1	3.6
Translation	(1.2)	3.4
Total sales change	8.6%	20.3%

Operating income (millions)	$600	$516
Percent change	16.2%	16.6%
Percent of sales	22.5%	21.1%

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

Sales in Industrial and Transportation increased 8.6 percent to $2.7 billion, which included 6.7 percent from organic local-currency sales growth. Acquisitions increased sales by 3.1 percent, primarily driven by Winterthur Technologie AG (Winterthur) in the abrasives market and Alpha Beta Enterprise Co. Ltd. (Alpha Beta) in industrial tapes, both of which are discussed further below. Foreign currency translation impacts reduced first quarter sales growth by 1.2 percent. Sales growth was broad-based, led by 3M’s aerospace and aircraft maintenance, industrial abrasives and automotive businesses.

Geographically, sales grew in all major regions, with the United States leading the way at 13 percent, as the manufacturing sector of the U.S. economy continues to grow. Asia Pacific sales increased 8 percent, and Latin America/Canada and Europe both increased 6 percent.

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

Operating income was $600 million in the first quarter, 16.2 percent higher than the first quarter of last year. Operating income margins improved by 1.4 percentage points to 22.5 percent. Revenue growth and cost control helped drive operating income growth.

Health Care Business:

	Three months ended
	March 31,
	2012	2011
Sales (millions)	$1,280	$1,255
Sales change analysis:
Organic local currency	3.1%	4.6%
Acquisitions	—	5.1
Translation	(1.1)	3.0
Total sales change	2.0%	12.7%

Operating income (millions)	$402	$369
Percent change	9.0%	6.5%
Percent of sales	31.4%	29.4%

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

Health Care sales totaled $1.3 billion, an increase of 2.0 percent. Organic local-currency sales increased 3.1 percent, while foreign currency translation impacts reduced sales by 1.1 percent. Sales growth was led by health information systems, which provides solutions for coding and classification of patient data. In April 2012, 3M further strengthened this business by acquiring CodeRyte, which provides clinical natural language processing technology and computer-assisted coding solutions for outpatient providers. 3M also posted sales growth in food safety, skin and wound care, infection prevention, and oral care. Sales declined in drug delivery systems against a challenging first quarter comparison in 2011.

On a geographic basis, sales increased 11 percent in Asia Pacific, 9 percent in Latin America/Canada, and 3 percent in the United States. Sales in Europe declined 6 percent, due to economic softness and ongoing austerity measures in many countries. Developing markets remain a bright spot for Health Care, with sales increasing approximately 10 percent in the first quarter of 2012. The health care industry continues to show strong growth in developing nations, and 3M plans to expand its investments as 2012 progresses.

Operating income increased 9.0 percent to $402 million. Operating income margins were 31.4 percent in the first quarter of 2012 compared to 29.4 percent in the first quarter of 2011, driven by manufacturing cost control, utilization and production efficiencies. 3M’s long-term expectation is that operating income margins will be in the high 20’s for this business segment, as 3M continues to invest to grow this business.

Consumer and Office Business:

	Three months ended
	March 31,
	2012	2011
Sales (millions)	$1,043	$1,000
Sales change analysis:
Organic local currency	2.1%	4.8%
Acquisitions	3.0	2.2
Translation	(0.8)	2.6
Total sales change	4.3%	9.6%

Operating income (millions)	$234	$215
Percent change	8.8%	(1.9)%
Percent of sales	22.4%	21.5%

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

Sales in Consumer and Office totaled $1.0 billion, an increase of 4.3 percent, led by a combination of acquired and organic growth in construction and home improvement. Acquisition growth was largely due to the October 2011 acquisition of the do-it-yourself and professional business of GPI Group. GPI is a manufacturer and marketer of home improvement products such as tapes, hooks, insulation and floor protection products and accessories. The addition of GPI’s products will expand 3M’s product portfolio in core and complementary categories in the construction and home improvement markets. Sales also increased in the consumer health care and home environment businesses. Foreign currency translation impacts reduced sales growth by 0.8 percent.

On a geographic basis, Europe grew 16 percent in the first quarter, with positive gains from the GPI acquisitions offset in part by lower organic sales growth. Sales increased 9 percent in the combined Latin America/Canada region and 7 percent in Asia Pacific, while sales declined 1 percent in the United States.

Consumer and Office operating income increased 8.8 percent to $234 million. Consumer and Office generated operating income margins of 22.4 percent, compared to 21.5 percent in the same period last year, helped by cost control efforts.

Safety, Security and Protection Services Business:

	Three months ended
	March 31,
	2012	2011
Sales (millions)	$981	$929
Sales change analysis:
Organic local currency	6.8%	5.0%
Acquisitions	—	6.3
Translation	(1.3)	3.1
Total sales change	5.5%	14.4%

Operating income (millions)	$231	$199
Percent change	16.3%	9.1%
Percent of sales	23.6%	21.4%

The Safety, Security and Protection Services segment serves a broad range of markets that increase the safety, security and productivity of workers, facilities and systems. Major product offerings include personal protection products, cleaning and protection products for commercial establishments, safety and security products (including border and civil security solutions), roofing granules for asphalt shingles, infrastructure protection products used in the oil and gas pipeline markets, and track and trace solutions.

Safety, Security and Protection Services sales increased 5.5 percent in the first quarter of 2012. Sales grew in 3M’s personal protection products business, influenced by strong manufacturing activity in many areas of the world. 3M’s roofing granules business sales also grew, driven by warm weather conditions as well as some inventory rebuild at the original equipment manufacturer (OEM) level. First-quarter 2012 sales declined in the security systems business, impacted by an unfavorable year-on-year comparison. Foreign currency translation impacts reduced sales by 1.3 percent.

Geographically, sales rose 16 percent in Latin America/Canada, 10 percent in the United States and 4 percent in Asia Pacific. Sales declined 3 percent in Europe.

Sales growth and factory efficiency drove a 16.3 percent increase in operating income and a 2.2 percentage point improvement in operating income margins, as margins improved to 23.6 percent.

Display and Graphics Business:

	Three months ended
	March 31,
	2012	2011
Sales (millions)	$832	$943
Sales change analysis:
Organic local currency	(11.5)%	6.4%
Acquisitions	0.1	—
Translation	(0.4)	2.1
Total sales change	(11.8)%	8.5%

Operating income (millions)	$163	$230
Percent change	(29.2)%	8.9%
Percent of sales	19.6%	24.4%

The Display and Graphics segment serves markets that include electronic display, traffic safety and commercial graphics. This segment includes optical film solutions for LCD electronic displays; reflective sheeting for transportation safety; commercial graphics sheeting and systems; architectural surface and lighting solutions; and mobile interactive solutions, including mobile display technology, visual systems products, and computer screen films.

Sales in Display and Graphics were $832 million in the first quarter of 2012, a decline of 11.8 percent. Foreign currency translation impacts reduced sales by 0.4 percent. Optical systems sales declined 28 percent, driven by lower optical film volumes for LCD TVs. Quarterly year-on-year comparisons in optical systems should begin moderating as 2012 progresses, as 2011 optical sales were highest in the first quarter and sequentially declined each quarter throughout 2011. Sales increased in both architectural markets and commercial graphics, and were down slightly in traffic safety systems.

Sales increased 9 percent in the United States and 7 percent in Latin America/Canada. Sales declined 11 percent in Europe and 19 percent in Asia Pacific, where the decrease in optical systems sales was a major factor.

Operating income in the first quarter of 2012 totaled $163 million, or 19.6 percent of sales, compared to 24.4 percent in the first quarter of 2011, with the difference largely attributable to the decline in optical systems sales.

Electro and Communications Business:

	Three months ended
	March 31,
	2012	2011
Sales (millions)	$808	$836
Sales change analysis:
Organic local currency	(3.1)%	17.1%
Translation	(0.3)	3.4
Total sales change	(3.4)%	20.5%

Operating income (millions)	$168	$178
Percent change	(5.7)%	21.4%
Percent of sales	20.8%	21.3%

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

Electro and Communications sales totaled $808 million in the first quarter of 2012, a decrease of 3.4 percent. Foreign currency translation impacts reduced sales growth by 0.3 percent. Consumer electronics-related sales declined due to lower customer production levels and weak demand. 3M did see sales improvement in the first quarter of 2012 when compared to the fourth quarter of 2011 in this business, and currently expects an upturn in electronics around mid-year. Sales also declined in the telecommunications markets business. Sales grew in 3M’s electrical markets business, which supplies connectors and related solutions to the power utility, MRO (maintenance, repair and overhaul) and OEM markets.

On a geographic basis, sales increased 5 percent in the United States and 4 percent in Latin America/Canada, but declined 7 percent in Asia Pacific and 6 percent in Europe.

Operating income decreased 5.7 percent to $168 million in the first quarter of 2012. Operating income margins were 20.8 percent, compared to 21.3 percent in the first quarter of 2011, impacted by weak electronics-related businesses demand.

FINANCIAL CONDITION AND LIQUIDITY

As indicated in the following table, 3M’s net debt at March 31, 2012 totaled $680 million, compared to $590 million at December 31, 2011. At March 31, 2012, 3M had $4.5 billion of cash, cash equivalents, and marketable securities and $5.2 billion of debt. Debt included $4.5 billion of long-term debt and $0.7 billion related to the current portion of long-term debt and other borrowings. The strength of 3M’s capital structure and consistency of its cash flows provide 3M reliable access to capital markets. Additionally, the Company’s maturity profile is staggered to ensure refinancing needs in any given year are reasonable in proportion to the total portfolio. The Company has an AA- credit rating, with a stable outlook, from Standard & Poor’s and an Aa2 credit rating, with a stable outlook, from Moody’s Investors Service.

The Company generates significant ongoing cash flow, which has been used, in part, to pay dividends on 3M common stock, for acquisitions, and to fund share repurchase activities. In 2011, the Company acquired Winterthur Technologie AG and other businesses for approximately $700 million (including purchases of noncontrolling interest). 3M was able to complete these acquisitions without incurring significant additional debt, while maintaining a strong level of cash, cash equivalents and marketable securities.

	March 31,	December 31,
(Millions)	2012	2011

Total Debt	$5,174	$5,166
Less: Cash and cash equivalents and marketable securities	4,494	4,576
Net Debt	$680	$590

The Company defines net debt as total debt less the total of cash, cash equivalents and marketable securities. 3M considers net debt to be an important measure of liquidity and of its ability to meet ongoing obligations. This measure is not defined under U.S. generally accepted accounting principles and may not be computed the same as similarly titled measures used by other companies.

The Company has sufficient liquidity to meet currently anticipated growth plans, including capital expenditures, working capital investments and acquisitions. Operating cash flow of $828 million in the first three months of 2012 was utilized for items such as dividends paid to shareholders ($410 million) and net treasury stock repurchases ($311 million). The Company does not utilize derivative instruments linked to the Company’s stock.

At March 31, 2012 and December 31, 2011, cash, cash equivalents and marketable securities held internationally totaled $3.1 billion and $2.7 billion, respectively, and in the United States totaled $1.4 billion and $1.9 billion, respectively. Cash available in the United States has historically been sufficient to fund dividend payments to shareholders and share repurchases, in addition to funding U.S. acquisitions, U.S. capital spending, U.S. pension/other postemployment benefit contributions, and other items as needed. For those international earnings considered to be reinvested indefinitely, the Company currently has no intention to repatriate these funds. If these international funds are needed for operations in the U.S., 3M would be required to accrue and pay U.S. taxes to repatriate these funds. However, for the international funds considered to be reinvested indefinitely, 3M’s current plans do not indicate a need to repatriate these funds for U.S. operations.

The Company’s financial condition and liquidity are strong. Various assets and liabilities, including cash and short-term debt, can fluctuate significantly from month to month depending on short-term liquidity needs. Working capital (defined as current assets minus current liabilities) totaled $7.445 billion at March 31, 2012, compared with $6.799 billion at December 31, 2011. Working capital increases were primarily attributable to increases in accounts receivable, inventory, and cash/cash equivalents, plus decreases in accrued payroll, partially offset by increases in accounts payable.

Primary short-term liquidity needs are met through cash on hand, U.S. commercial paper and euro commercial paper issuances. The Company maintains a commercial paper program that allows 3M to have a maximum of $3 billion outstanding with a maximum maturity of 397 days from date of issuance. As of March 31, 2012 and December 31, 2011, 3M had no outstanding commercial paper. The Company believes it is unlikely that its access to the commercial paper market will be restricted.

In August 2011, 3M entered into a $1.5 billion, five-year multi-currency revolving credit agreement, which replaced the existing agreement that was due to expire in April 2012. This credit agreement includes a provision under which 3M may request an increase of up to $500 million, bringing the total facility up to $2 billion (at the lenders’ discretion). This facility was undrawn at March 31, 2012. Also, in August 2011, 3M entered into a $200 million, one-year committed line/letter of credit agreement with HSBC Bank USA. This agreement replaced the sublimit for letters of credit that was previously encompassed in the $1.5 billion five-year facility. As of March 31, 2012, 3M letters of credit issued under this $200 million facility totaled $119 million. An additional $108 million in stand-alone letters of credit was also issued and outstanding at March 31, 2012. These lines/letters of credit are utilized in connection with normal business activities. Under both the $1.5 billion and $200 million credit agreements, the Company is required to maintain its EBITDA to Interest Ratio as of the end of each fiscal quarter at not less than 3.0 to 1. This is calculated (as defined in the agreement) as the ratio of consolidated total EBITDA for the four consecutive quarters then ended to total interest expense on all funded debt for the same period. At March 31, 2012, this ratio was approximately 41 to 1. Debt covenants do not restrict the payment of dividends.

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

3M’s strong balance sheet and liquidity provide the Company with significant flexibility to take advantage of numerous opportunities going forward. The Company will continue to invest in its operations to drive growth, including continual review of acquisition opportunities. 3M has a long history of dividend increases. In February 2012, 3M’s Board of Directors increased the quarterly dividend on 3M common stock by 7.3 percent to 59 cents per share, equivalent to an annual dividend of $2.36 per share. In February 2011, 3M’s Board of Directors authorized the repurchase of up to $7.0 billion of 3M’s outstanding common stock, which replaced the Company’s previous repurchase program. This authorization has no pre-established end date. At March 31, 2012, the Company has $4.1 billion remaining under the current authorization.

For total year 2012, the Company plans to contribute approximately $1 billion of cash to its U.S. and international pension and postretirement plans, with approximately $600 million planned to be contributed in the first half of 2012. For the three months ended March 31, 2012, contributions totaling $300 million were made to the Company’s U.S. and international pension plans and $37 million to its postretirement plans. The Company does not have a required minimum cash pension contribution obligation for its U.S. plans in 2012. Therefore, the amount of the anticipated discretionary contribution could vary significantly depending on the U.S. qualified plans’ funded status as of the 2012 measurement date and the anticipated tax deductibility of the contribution. Future contributions will also depend on market conditions, interest rates and other factors. 3M believes its strong cash flow and balance sheet will allow it to fund future pension needs without compromising growth opportunities.

The Company uses various working capital measures that place emphasis and focus on certain working capital assets and liabilities. These measures are not defined under U.S. generally accepted accounting principles and may not be computed the same as similarly titled measures used by other companies. One of the primary working capital measures 3M uses is a combined index, which includes accounts receivable, inventory and accounts payable. This combined index (defined as current quarterly net sales multiplied by four, divided by the sum of ending net accounts receivable plus inventory less accounts payable) was 4.9 at March 31, 2012, down from 5.0 at both December 31, 2011 and March 31, 2011. Receivables increased $456 million, or 12 percent, compared with December 31, 2011, with higher March 2012 sales compared to December 2011 sales contributing to this increase. In addition, currency translation increased accounts receivable by $25 million. Inventories increased $145 million, or 4 percent, compared with December 31, 2011, with currency translation accounting for $51 million of this increase. Accounts payable increased $136 million compared with December 31, 2011, with this increase primarily related to the net effects of currency translation and changes in business activity.

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

Effective with 3M’s second-quarter 2011 Form 10-Q, the Company revised the amounts previously presented for cash used in investing activities and cash used in financing activities during the three months ended March 31, 2011 by $33 million. This related to purchases of additional shares (noncontrolling interest) of non-wholly owned consolidated subsidiaries. These immaterial revisions increased cash used in financing activities and decreased cash used in investing activities.

Cash Flows from Operating Activities:

	Three months ended
	March 31,
(Millions)	2012	2011

Net income including noncontrolling interest	$1,141	$1,103
Depreciation and amortization	313	289
Company pension contributions	(300)	(39)
Company postretirement contributions	(37)	(22)
Company pension expense	151	108
Company postretirement expense	29	27
Stock-based compensation expense	103	116
Income taxes (deferred and accrued income taxes)	265	140
Excess tax benefits from stock-based compensation	(28)	(15)
Accounts receivable	(431)	(469)
Inventories	(96)	(180)
Accounts payable	118	80
Product and other insurance receivables and claims	(74)	(39)
Other — net	(326)	(366)
Net cash provided by operating activities	$828	$733

Cash flows from operating activities can fluctuate significantly from period to period, as pension funding decisions, tax timing differences and other items can significantly impact cash flows.

In the first three months of 2012, cash flows provided by operating activities increased $95 million compared to the first three months of 2011. 3M was able to achieve this growth in operating cash flow despite investing an additional $276 million in its pension and postretirement plans when compared to the same period last year. 3M also invested in working capital (which includes accounts receivable, inventories and accounts payable) in support of its growth, but at a lower level than in the first quarter of 2011. Working capital increased $409 million in the first three months of 2012, with higher March 2012 sales compared to December 2011 sales contributing to this increase. This compared to working capital increases of $569 million in the first three months of 2011. Lower income tax payments and higher net income also boosted operating cash flow.

Free Cash Flow (non-GAAP measure):

In addition to net cash provided by operating activities, 3M uses free cash flow as a useful measure of performance and as an indication of the strength of the Company and its ability to generate cash. 3M defines free cash flow as net cash provided by operating activities less purchases of property, plant and equipment (which is classified as an investing activity). Free cash flow is not defined under U.S. generally accepted accounting principles (GAAP). Therefore, it should not be considered a substitute for income or cash flow data prepared in accordance with U.S. GAAP and may not be comparable to similarly titled measures used by other companies. It should not be inferred that the entire free cash flow amount is available for discretionary expenditures. Below find a recap of free cash flow for the three months ended March 31, 2012 and 2011.

	Three months ended
	March 31,
(Millions)	2012	2011

Net cash provided by operating activities	$828	$733
Purchases of property, plant and equipment (PP&E)	(261)	(231)
Free Cash Flow	$567	$502

Cash Flows from Investing Activities:

	Three months ended
	March 31,
(Millions)	2012	2011

Purchases of property, plant and equipment (PP&E)	$(261)	$(231)
Proceeds from sale of PP&E and other assets	4	2
Acquisitions, net of cash acquired	—	(471)
Purchases and proceeds from sale or maturities of marketable securities and investments, net	213	(18)
Other investing	1	(6)
Net cash used in investing activities	$(43)	$(724)

Investments in property, plant and equipment enable growth across many diverse markets, helping to meet product demand and increasing manufacturing efficiency. Capital expenditures were $261 million in the first three months of 2012, an increase of $30 million when compared to the first three months of 2011. 3M’s capital spending is increasingly shifting toward international markets and, in particular, fast-growing developing economies, as 3M continues to migrate manufacturing to better balance sales with manufacturing capability. The Company expects 2012 capital spending to be approximately $1.3 to $1.5 billion.

Refer to Note 2 for information on 2011 acquisitions. The Company is actively considering additional acquisitions, investments and strategic alliances, and from time to time may also divest certain businesses.

Purchases of marketable securities and investments and proceeds from sale (or maturities) of marketable securities and investments are primarily attributable to asset-backed securities, agency securities, corporate medium-term note securities and other securities, which are classified as available-for-sale. Interest rate risk and credit risk related to the underlying collateral may impact the value of investments in asset-backed securities, while factors such as general conditions in the overall credit market and the nature of the underlying collateral may affect the liquidity of investments in asset-backed securities. The coupon interest rates for asset-backed securities are either fixed rate or floating. Floating rate coupons reset monthly or quarterly based upon the corresponding monthly or quarterly LIBOR rate. Each individual floating rate security has a coupon based upon the respective LIBOR rate +/- an amount reflective of the credit risk of the issuer and the underlying collateral on the original issue date. Terms of the reset are unique to individual securities. Fixed rate coupons are established at the time the security is issued and are based upon a spread to a related maturity treasury bond. The spread against the treasury bond is reflective of the credit risk of the issuer and the underlying collateral on the original issue date. 3M does not currently expect risk related to its holdings in asset-backed securities to materially impact its financial condition or liquidity. Refer to Note 6 for more details about 3M’s diversified marketable securities portfolio, which totaled $2.162 billion as of March 31, 2012. Proceeds from sales or maturities of marketable securities and investments, net of purchases, totaled $213 million in the first three months of 2012. Purchases of marketable securities and investments, net of proceeds from sales or maturities, totaled $18 million in the first three months of 2011. Purchases of investments also include additional survivor benefit insurance and equity investments.

Cash Flows from Financing Activities:

	Three months ended
	March 31,
(Millions)	2012	2011

Change in short-term debt — net	$(18)	$12
Repayment of debt (maturities greater than 90 days)	(15)	(104)
Proceeds from debt (maturities greater than 90 days)	6	107
Total cash change in debt	$(27)	$15
Purchases of treasury stock	(524)	(680)
Proceeds from issuances of treasury stock pursuant to stock option and benefit plans	213	378
Dividends paid to stockholders	(410)	(392)
Excess tax benefits from stock-based compensation	28	15
Other — net	(2)	(33)
Net cash used in financing activities	$(722)	$(697)

Total debt at March 31, 2012, was $5.2 billion, up slightly from year-end 2011. Total debt was 24 percent of total capital (total capital is defined as debt plus equity) at March 31, 2012, compared to 25 percent of total capital at year-end 2011.

Repayment of and proceeds from debt in the three months of 2012 was minimal. Repayment of debt in the first three months of 2011 included repayment of a portion of debt related to the 5.8 billion Japanese Yen note installment paid in March 2011 and repayment of a portion of debt that was acquired, primarily related to the Winterthur acquisition. Proceeds from debt in the first three months of 2011 primarily relate to an amendment to a Canada loan agreement which increased the principal amount of the loan by 100.5 million Canadian Dollars.

Repurchases of common stock are made to support the Company’s stock-based employee compensation plans and for other corporate purposes. In the first three months of 2012, the Company purchased $524 million of treasury stock compared to $680 million of treasury stock in the first three months of 2011. As of March 31, 2012, approximately $4.1 billion of 3M common stock remained available for repurchase under the February 2011 repurchase authorization of $7.0 billion, which has no pre-established end date. For more information, refer to the table titled “Issuer Purchases of Equity Securities” in Part II, Item 2.

Cash dividends paid to stockholders totaled $410 million in the first three months of 2012 compared to $392 million in the first three months of 2011. 3M has paid dividends since 1916. In February 2012, the Board of Directors increased the quarterly dividend on 3M common stock by 7.3 percent to 59 cents per share, equivalent to an annual dividend of $2.36 per share. This marked the 54th consecutive year of dividend increases.

In addition to the items described below, other cash flows from financing activities may include various other items, such as distributions to or sales of noncontrolling interests, changes in cash overdraft balances, and principal payments for capital leases.

In the first quarter of 2011, subsequent to acquiring a controlling interest in Winterthur, 3M purchased additional outstanding shares of its Winterthur subsidiary for $33 million, increasing 3M’s ownership interest from approximately 86 percent to approximately 94 percent as of March 31, 2011 (subsequently increased to 100 percent as of December 31, 2011). These additional purchases are reflected as other financing activities in the statement of cash flows.

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

Forward-looking statements are based on certain assumptions and expectations of future events and trends that are subject to risks and uncertainties. Actual future results and trends may differ materially from historical results or those reflected in any such forward-looking statements depending on a variety of factors. Important information as to these factors can be found in this document, including, among others, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the headings of “Overview,” “Financial Condition and Liquidity” and annually in “Critical Accounting Estimates.” Discussion of these factors is incorporated by reference from Part II, Item 1A, “Risk Factors,” of this document, and should be considered an integral part of Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” For additional information concerning factors that may cause actual results to vary materially from those stated in the forward-looking statements, see our reports on Form 10-K, 10-Q and 8-K filed with the SEC from time to time.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

In the context of Item 3, 3M is exposed to market risk due to the risk of loss arising from adverse changes in foreign currency exchange rates, interest rates and commodity prices. Changes in those factors could cause fluctuations in earnings and cash flows. Senior management provides oversight for risk management and derivative activities, determines certain of the Company’s financial risk policies and objectives, and provides guidelines for derivative instrument utilization. Senior management also establishes certain associated procedures relative to control and valuation, risk analysis, counterparty credit approval, and ongoing monitoring and reporting.

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

Foreign Exchange Rates Risk:

Foreign currency exchange rates and fluctuations in those rates may affect the Company’s net investment in foreign subsidiaries and may cause fluctuations in cash flows related to foreign denominated transactions. 3M is also exposed to the translation of foreign currency earnings to the U.S. dollar. The Company enters into foreign exchange forward and option contracts to hedge against the effect of exchange rate fluctuations on cash flows denominated in foreign currencies and certain intercompany financing transactions. These transactions are designated as cash flow hedges. Generally, 3M dedesignates these cash flow hedge relationships in advance of the occurrence of the forecasted transaction. The maximum length of time over which 3M hedges its exposure to the variability in future cash flows for a majority of the forecasted transactions is 12 months and, accordingly, at March 31, 2012, the majority of the Company’s open foreign exchange forward and option contracts had maturities of one year or less. In addition, 3M enters into foreign currency forward contracts that are not designated in hedging relationships to offset, in part, the impacts of certain intercompany activities (primarily associated with intercompany licensing arrangements). As circumstances warrant, the Company also uses cross currency swaps, forwards and foreign currency denominated debt as hedging instruments to hedge portions of the Company’s net investments in foreign operations. The dollar equivalent gross notional amount of the Company’s foreign exchange forward and option contracts designated as cash flow hedges and those not designated as hedging instruments were $5.2 billion and $1.1 billion, respectively, at March 31, 2012. As of March 31, 2012, the Company had no cross currency swap and foreign currency forward contracts designated as net investment hedges, but had designated certain of 3M’s foreign currency denominated debt as nonderivative hedging instruments in certain net investment hedges as discussed in Note 8 in the “Net Investment Hedges” section.

Interest Rates Risk:

The Company may be impacted by interest rate volatility with respect to existing debt and future debt issuances. 3M manages interest expense using a mix of fixed and floating rate debt. To help manage borrowing costs, the Company may enter into interest rate swaps that are designated and qualify as fair value hedges. Under these arrangements, the Company agrees to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated by reference to an agreed-upon notional principal amount. The dollar equivalent (based on inception date foreign currency exchange rates) gross notional amount of the Company’s interest rate swaps at March 31, 2012 was $342 million. Additional details about 3M’s long-term debt can be found in Note 10 in 3M’s 2011 Annual Report on Form 10-K, including references to information regarding derivatives and/or hedging instruments associated with the Company’s long-term debt.

Commodity Prices Risk:

Certain commodities the Company uses in the production of its products are exposed to market price risks. 3M manages commodity price risks through negotiated supply contracts, price protection agreements and forward physical contracts. The Company uses commodity price swaps relative to natural gas as cash flow hedges of forecasted transactions to manage price volatility. Generally, the length of time over which 3M hedges its exposure to the variability in future cash flows for its forecasted natural gas transactions is 12 months. 3M also enters into commodity price swaps that are not designated in hedge relationships to offset, in part, the impacts of fluctuations in costs associated with the use of certain precious metals.

The dollar equivalent gross notional amount of the Company’s natural gas commodity price swaps designated as cash flow hedges and precious metal commodity price swaps not designated in hedge relationships were $23 million and $2 million, respectively, at March 31, 2012.

Value At Risk:

The value at risk analysis is performed annually. A Monte Carlo simulation technique was used to test the Company’s exposure to changes in currency rates, interest rates, and commodity prices and assess the risk of loss or benefit in after-tax earnings of financial instruments (primarily debt), derivatives and underlying exposures outstanding at December 31, 2011. The model (third-party bank dataset) used a 95 percent confidence level over a 12-month time horizon. The model used analyzed 18 currencies, interest rates related to two currencies, and five commodities, but does not purport to represent what actually will be experienced by the Company. This model does not include certain hedge transactions, because the Company believes their inclusion would not materially impact the results. Foreign exchange rate risk of loss or benefit increased in 2011, primarily due to increases in exposures, which is one of the key drivers in the valuation model. Interest rate volatility decreased in 2011 because interest rates are currently very low and are projected to remain low, based on forward rates. The following table summarizes the possible adverse and positive impacts to after-tax earnings related to these exposures.

	Adverse impact on after-tax earnings		Positive impact on after-tax earnings
(Millions)	2011	2010	2011	2010
Foreign exchange rates	$(131)	$(108)	$146	$120
Interest rates	(2)	(4)	2	4
Commodity prices	(10)	(15)	7	12

In addition to the possible adverse and positive impacts discussed in the preceding table related to foreign exchange rates, recent historical information is as follows. 3M estimates that year-on-year currency effects, including hedging impacts, had the following effects on net income attributable to 3M: first-quarter 2012 ($26 million decrease), full-year 2011 ($154 million increase) and full-year 2010 ($15 million increase). This estimate includes the effect of translating profits from local currencies into U.S. dollars; the impact of currency fluctuations on the transfer of goods between 3M operations in the United States and abroad; and transaction gains and losses, including derivative instruments designed to reduce foreign currency exchange rate risks and the negative impact of swapping Venezuelan bolivars into U.S. dollars. 3M estimates that year-on-year derivative and other transaction gains and losses had the following effects on net income attributable to 3M: first-quarter 2012 ($7 million decrease), full-year 2011 (immaterial impact) and full-year 2010 ($115 million decrease).

An analysis of the global exposures related to purchased components and materials is performed at each year-end. A one percent price change would result in a pre-tax cost or savings of approximately $71 million per year. The global energy exposure is such that a 10 percent price change would result in a pre-tax cost or savings of approximately $43 million per year.

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

3M COMPANY

FORM 10-Q

For the Quarterly Period Ended March 31, 2012

PART II.  Other Information

Item 1. Legal Proceedings.

Discussion of legal matters is incorporated by reference from Part I, Item 1, Note 10, “Commitments and Contingencies”, of this document, and should be considered an integral part of Part II, Item 1, “Legal Proceedings”.

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

* The Company’s future results may be affected by various legal and regulatory proceedings and legal compliance risks, including those involving product liability, antitrust, environmental, the U.S. Foreign Corrupt Practices Act and other anti-bribery, anti-corruption, or other matters. The outcome of these legal proceedings may differ from the Company’s expectations because the outcomes of litigation, including regulatory matters, are often difficult to reliably predict. Various factors or developments can lead the Company to change current estimates of liabilities and related insurance receivables where applicable, or make such estimates for matters previously not susceptible of reasonable estimates, such as a significant judicial ruling or judgment, a significant settlement, significant regulatory developments or changes in applicable law. A future adverse ruling, settlement or unfavorable development could result in future charges that could have a material adverse effect on the Company’s results of operations or cash flows in any particular period. For a more detailed discussion of the legal proceedings involving the Company and the associated accounting estimates, see the discussion in Note 10 “Commitments and Contingencies” within the Notes to Consolidated Financial Statements.

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

Issuer Purchases of Equity

Securities (registered pursuant to

Section 12 of the Exchange Act)

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (Millions)
January 1-31, 2012	1,263,561	$84.83	1,252,356	$4,483
February 1-29, 2012	2,396,317	$87.73	1,745,000	$4,330
March 1-31, 2012	2,466,062	$87.94	2,433,944	$4,116
Total January 1-March 31, 2012	6,125,940	$87.22	5,431,300	$4,116

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

Item 3. Defaults Upon Senior Securities. — No matters require disclosure.

Item 4. Mine Safety Disclosures. Pursuant to Section 1503 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”), the Company is required to disclose, in connection with the mines it operates, information concerning mine safety violations or other regulatory matters in its periodic reports filed with the SEC. The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Act is included in Exhibit 95 to this quarterly report.

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

(10.17)                        3M Board resolution dated February 7, 2012 extending for three additional one-year periods the General Employees’ Stock Purchase Plan, is incorporated by reference from our Form 10-K for the year ended December 31, 2011.

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

(31.1)                         Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

(31.2)                         Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

(32.1)                         Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

(32.2)                         Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

   (95)                          Mine Safety Disclosures.

 (101)                         The following financial information from 3M Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2012, filed with the SEC on May 3, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statement of Income for the three-month periods ended March 31, 2012 and 2011, (ii) the Consolidated Statement of Comprehensive Income for the three-month periods ended March 31, 2012 and 2011 (iii) the Consolidated Balance Sheet at March 31, 2012 and December 31, 2011, (iv) the Consolidated Statement of Cash Flows for the three-month periods ended March 31, 2012 and 2011, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

3M COMPANY

(Registrant)

Date: May 3, 2012

By	/s/ David W. Meline

David W. Meline,

Senior Vice President and Chief Financial Officer

 (Mr. Meline is the Principal Financial Officer and has

been duly authorized to sign on behalf of the Registrant.)