Form 10-Q
period 2012-06-30
3M CO
filed 2012-08-02
CIK 66740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2012
Common Stock, $0.01 par value per share	691,319,463 shares

This document (excluding exhibits) contains 75 pages.

The table of contents is set forth on page 2.

The exhibit index begins on page 72.

3M COMPANY

Form 10-Q for the Quarterly Period Ended June 30, 2012

3M COMPANY

FORM 10-Q

For the Quarterly Period Ended June 30, 2012

PART I.  Financial Information

Item 1.  Financial Statements.

3M Company and Subsidiaries

Consolidated Statement of Income

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
(Millions, except per share amounts)	2012	2011	2012	2011
Net sales	$7,534	$7,680	$15,020	$14,991
Operating expenses
Cost of sales	3,870	4,040	7,759	7,842
Selling, general and administrative expenses	1,528	1,581	3,080	3,114
Research, development and related expenses	408	404	819	802
Total operating expenses	5,806	6,025	11,658	11,758
Operating income	1,728	1,655	3,362	3,233

Interest expense and income
Interest expense	43	50	83	93
Interest income	(10)	(9)	(19)	(19)
Total interest expense — net	33	41	64	74

Income before income taxes	1,695	1,614	3,298	3,159
Provision for income taxes	509	437	971	879
Net income including noncontrolling interest	$1,186	$1,177	$2,327	$2,280

Less: Net income attributable to noncontrolling interest	19	17	35	39

Net income attributable to 3M	$1,167	$1,160	$2,292	$2,241

Weighted average 3M common shares outstanding — basic	694.3	713.4	695.5	712.5
Earnings per share attributable to 3M common shareholders — basic	$1.68	$1.63	$3.30	$3.15

Weighted average 3M common shares outstanding — diluted	702.6	726.5	704.4	726.4
Earnings per share attributable to 3M common shareholders — diluted	$1.66	$1.60	$3.25	$3.09

Cash dividends paid per 3M common share	$0.59	$0.55	$1.18	$1.10

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries

Consolidated Statement of Comprehensive Income

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
(Millions)	2012	2011	2012	2011
Net income including noncontrolling interest	$1,186	$1,177	$2,327	$2,280
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	(335)	234	(201)	476
Defined benefit pension and postretirement plans adjustment	98	54	195	130
Debt and equity securities, unrealized gain (loss)	(2)	(2)	1	(3)
Cash flow hedging instruments, unrealized gain (loss)	23	—	8	(17)
Total other comprehensive income (loss), net of tax	(216)	286	3	586
Comprehensive income (loss) including noncontrolling interest	970	1,463	2,330	2,866
Comprehensive (income) loss attributable to noncontrolling interest	(30)	(27)	(25)	(43)
Comprehensive income (loss) attributable to 3M	$940	$1,436	$2,305	$2,823

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries

Consolidated Balance Sheet

(Unaudited)

	June 30,	December 31,
(Dollars in millions, except per share amount)	2012	2011
Assets
Current assets
Cash and cash equivalents	$3,308	$2,219
Marketable securities — current	1,595	1,461
Accounts receivable — net	4,364	3,867
Inventories
Finished goods	1,688	1,536
Work in process	1,095	1,061
Raw materials and supplies	873	819
Total inventories	3,656	3,416
Other current assets	1,165	1,277
Total current assets	14,088	12,240

Marketable securities — non-current	1,031	896
Investments	152	155
Property, plant and equipment	21,443	21,166
Less: Accumulated depreciation	(13,737)	(13,500)
Property, plant and equipment — net	7,706	7,666
Goodwill	7,069	7,047
Intangible assets — net	1,842	1,916
Prepaid pension benefits	45	40
Other assets	1,406	1,656
Total assets	$33,339	$31,616

Liabilities
Current liabilities
Short-term borrowings and current portion of long-term debt	$650	$682
Accounts payable	1,792	1,643
Accrued payroll	593	676
Accrued income taxes	440	355
Other current liabilities	2,232	2,085
Total current liabilities	5,707	5,441

Long-term debt	5,657	4,484
Pension and postretirement benefits	3,355	3,972
Other liabilities	1,747	1,857
Total liabilities	$16,466	$15,754

Commitments and contingencies (Note 11)

Equity
3M Company shareholders’ equity:
Common stock par value, $.01 par value, 944,033,056 shares issued	$9	$9
Additional paid-in capital	3,954	3,767
Retained earnings	29,465	28,348
Treasury stock, at cost: 252,713,593 shares at June 30, 2012; 249,063,015 shares at December 31, 2011	(12,010)	(11,679)
Accumulated other comprehensive income (loss)	(5,012)	(5,025)
Total 3M Company shareholders’ equity	16,406	15,420
Noncontrolling interest	467	442
Total equity	$16,873	$15,862
Total liabilities and equity	$33,339	$31,616

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries

Consolidated Statement of Cash Flows

(Unaudited)

	Six months ended
	June 30,
(Millions)	2012	2011
Cash Flows from Operating Activities
Net income including noncontrolling interest	$2,327	$2,280
Adjustments to reconcile net income including noncontrolling interest to net cash provided by operating activities
Depreciation and amortization	634	608
Company pension and postretirement contributions	(672)	(125)
Company pension and postretirement expense	335	268
Stock-based compensation expense	145	172
Deferred income taxes	86	5
Excess tax benefits from stock-based compensation	(41)	(49)
Changes in assets and liabilities
Accounts receivable	(553)	(586)
Inventories	(268)	(376)
Accounts payable	150	100
Accrued income taxes (current and long-term)	226	128
Product and other insurance receivables and claims	(63)	(39)
Other — net	(89)	(202)
Net cash provided by operating activities	2,217	2,184

Cash Flows from Investing Activities
Purchases of property, plant and equipment (PP&E)	(619)	(526)
Proceeds from sale of PP&E and other assets	8	5
Acquisitions, net of cash acquired	(144)	(487)
Purchases of marketable securities and investments	(2,311)	(1,425)
Proceeds from sale of marketable securities and investments	1,027	686
Proceeds from maturities of marketable securities	1,181	944
Other investing	4	(6)
Net cash used in investing activities	(854)	(809)

Cash Flows from Financing Activities
Change in short-term debt — net	(34)	(13)
Repayment of debt (maturities greater than 90 days)	(18)	(143)
Proceeds from debt (maturities greater than 90 days)	1,244	109
Purchases of treasury stock	(1,163)	(1,358)
Proceeds from issuance of treasury stock pursuant to stock option and benefit plans	479	753
Dividends paid to shareholders	(820)	(783)
Excess tax benefits from stock-based compensation	41	49
Other — net	—	(51)
Net cash used in financing activities	(271)	(1,437)

Effect of exchange rate changes on cash and cash equivalents	(3)	61

Net increase (decrease) in cash and cash equivalents	1,089	(1)
Cash and cash equivalents at beginning of year	2,219	3,377
Cash and cash equivalents at end of period	$3,308	$3,376

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

Earnings Per Share

The difference in the weighted average 3M shares outstanding for calculating basic and diluted earnings per share attributable to 3M common shareholders is a result of the dilution associated with the Company’s stock-based compensation plans. Certain options outstanding under these stock-based compensation plans were not included in the computation of diluted earnings per share attributable to 3M common shareholders because they would not have had a dilutive effect (21.3 million average options for the three months ended June 30, 2012; 20.3 million average options for the six months ended June 30, 2012; 3.7 million average options for the three months ended June 30, 2011; and 3.6 million average options for the six months ended June 30, 2011). The computations for basic and diluted earnings per share follow:

Earnings Per Share Computations

	Three months ended		Six months ended
	June 30,		June 30,
(Amounts in millions, except per share amounts)	2012	2011	2012	2011
Numerator:
Net income attributable to 3M	$1,167	$1,160	$2,292	$2,241

Denominator:
Denominator for weighted average 3M common shares outstanding — basic	694.3	713.4	695.5	712.5

Dilution associated with the Company’s stock-based compensation plans	8.3	13.1	8.9	13.9

Denominator for weighted average 3M common shares outstanding — diluted	702.6	726.5	704.4	726.4

Earnings per share attributable to 3M common shareholders — basic	$1.68	$1.63	$3.30	$3.15
Earnings per share attributable to 3M common shareholders — diluted	$1.66	$1.60	$3.25	$3.09

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

During the six months ended June 30, 2012, the purchase price paid for business combinations (net of cash acquired) aggregated to $144 million. Adjustments in the first half of 2012 to the preliminary purchase price allocations of other acquisitions within the allocation period were not material and related to the 2011 acquisitions of Wintherthur Technologie AG and the business acquired from GPI Group. The allocation of purchase price related to the business purchased from GPI Group in October 2011 is considered preliminary, largely with respect to tax-related assets and liabilities. Refer to Note 2 in 3M’s 2011 Annual Report on Form 10-K for more information on 3M’s 2011 acquisitions.

In April 2012, 3M (Health Care Business) purchased all of the outstanding shares of CodeRyte, Inc., an industry leader in clinical natural processing technology and computer-assisted coding solutions for healthcare outpatient providers, which is headquartered in Bethesda, Maryland.

Purchased identifiable finite-lived intangible assets related to the acquisition which closed in the first six months of 2012 totaled $60 million and will be amortized on a straight-line basis over a weighted-average life of 14 years (lives ranging from 2 to 15 years). Acquired in-process research and development and identifiable intangible assets for which significant assumed renewals or extensions of underlying arrangements impacted the determination of their useful lives were not material. Pro forma information related to acquisitions was not included because the impact on the Company’s consolidated results of operations was not considered to be material.

The following two transactions are expected to be completed in the second half of 2012, subject to customary closing conditions including any necessary regulatory approvals:

In December 2011, 3M (Consumer and Office Business) entered into a definitive agreement to acquire the Office and Consumer Products business of Avery Dennison Corp. for a total purchase price of approximately $550 million, subject to post-closing adjustments. The Office and Consumer Products business of Avery Dennison, which is headquartered in Brea, California, is a leading supplier of office and education products, including labels, binders, presentation products, filing and indexing products, writing instruments, and other office and home organization products.

In June 2012, 3M (Display and Graphics Business) entered into an agreement to acquire the business of Federal Signal Technologies Group from Federal Signal Corp., for a total purchase price of approximately $110 million, subject to post-closing adjustments. This business focuses on electronic toll collection and parking management hardware and software services, with primary facilities in Arizona, California, Illinois, Michigan, Missouri, North Carolina, Tennessee, Texas, Hong Kong, Dubai and the U.K.

NOTE 3.  Goodwill and Intangible Assets

Purchased goodwill related to the acquisition which closed during the first six months of 2012 totaled $94 million, none of which is deductible for tax purposes. The acquisition activity in the following table includes the net impacts of adjustments to the preliminary allocation of purchase price for prior year acquisitions, which increased goodwill by $12 million. The amounts in the “Translation and other” column in the following table primarily relate to changes in foreign currency exchange rates. The goodwill balances by business segment as of December 31, 2011 and June 30, 2012, follow:

Goodwill

	December 31, 2011	Acquisition	Translation	June 30, 2012
(Millions)	Balance	activity	and other	Balance
Industrial and Transportation	$1,961	$6	$(9)	$1,958
Health Care	1,514	94	(28)	1,580
Consumer and Office	228	6	2	236
Safety, Security and Protection Services	1,675	—	(21)	1,654
Display and Graphics	993	—	(11)	982
Electro and Communications	676	—	(17)	659
Total Company	$7,047	$106	$(84)	$7,069

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

Acquired Intangible Assets

For the six months ended June 30, 2012, intangible assets (excluding goodwill) acquired through business combinations increased balances, with this impact more than offset by changes in foreign currency exchange rates. The carrying amount and accumulated amortization of acquired finite-lived intangible assets, in addition to the balance of non-amortizable intangible assets, as of June 30, 2012, and December 31, 2011, follow:

	June 30,	December 31,
(Millions)	2012	2011
Patents	$555	$561
Other amortizable intangible assets (primarily tradenames and customer related intangibles)	2,280	2,323
Total gross carrying amount	$2,835	$2,884

Accumulated amortization — patents	(385)	(374)
Accumulated amortization — other	(729)	(717)
Total accumulated amortization	$(1,114)	$(1,091)

Total finite-lived intangible assets — net	$1,721	$1,793

Non-amortizable intangible assets (tradenames)	121	123
Total intangible assets — net	$1,842	$1,916

Amortization expense for acquired intangible assets for the three-month and six-month periods ended June 30, 2012 and 2011 follows:

	Three months ended		Six months ended
	June 30,		June 30,
(Millions)	2012	2011	2012	2011
Amortization expense	$58	$63	$116	$117

The table below shows expected amortization expense for acquired amortizable intangible assets recorded as of June 30, 2012:

	Remainder
	of						After
	2012	2013	2014	2015	2016	2017	2017
Amortization expense	$115	$216	$193	$180	$167	$154	$696

The expected amortization expense is an estimate. Actual amounts of amortization expense may differ from estimated amounts due to intangible asset acquisitions, changes in foreign currency exchange rates, impairment of intangible assets, accelerated amortization of intangible assets and other events. 3M expenses the costs incurred to renew or extend the term of intangible assets.

NOTE 4.  Supplemental Equity and Comprehensive Income Information

Consolidated Statement of Changes in Equity

Three months ended June 30, 2012

		3M Company Shareholders
(Millions)	Total	Common Stock and Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest
Balance at March 31, 2012	$16,619	$3,903	$28,858	$(11,794)	$(4,785)	$437

Net income	1,186		1,167			19
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	(335)				(346)	11
Defined benefit pension and post-retirement plans adjustment	98				98	—
Debt and equity securities - unrealized gain (loss)	(2)				(2)	—
Cash flow hedging instruments - unrealized gain/(loss)	23				23	—
Total other comprehensive income (loss), net of tax	(216)
Dividends paid	(410)		(410)
Stock-based compensation, net of tax impacts	60	60
Reacquired stock	(633)			(633)
Issuances pursuant to stock option and benefit plans	267		(150)	417
Balance at June 30, 2012	$16,873	$3,963	$29,465	$(12,010)	$(5,012)	$467

Six months ended June 30, 2012

		3M Company Shareholders
(Millions)	Total	Common Stock and Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest
Balance at December 31, 2011	$15,862	$3,776	$28,348	$(11,679)	$(5,025)	$442

Net income	2,327		2,292			35
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	(201)				(191)	(10)
Defined benefit pension and post-retirement plans adjustment	195				195	—
Debt and equity securities - unrealized gain (loss)	1				1	—
Cash flow hedging instruments - unrealized gain/(loss)	8				8	—
Total other comprehensive income (loss), net of tax	3
Dividends paid	(820)		(820)
Stock-based compensation, net of tax impacts	187	187
Reacquired stock	(1,167)			(1,167)
Issuances pursuant to stock option and benefit plans	481		(355)	836
Balance at June 30, 2012	$16,873	$3,963	$29,465	$(12,010)	$(5,012)	$467

Three months ended June 30, 2011

		3M Company Shareholders
(Millions)	Total	Common Stock and Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest
Balance at March 31, 2011	$16,887	$3,608	$26,521	$(10,398)	$(3,237)	$393

Net income	1,177		1,160			17
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	234				225	9
Defined benefit pension and post-retirement plans adjustment	54				53	1
Debt and equity securities - unrealized gain (loss)	(2)				(2)	—
Cash flow hedging instruments - unrealized gain/(loss)	—				—	—
Total other comprehensive income (loss), net of tax	286
Dividends paid	(391)		(391)
Purchase and sale of subsidiary shares - net	(9)	(1)				(8)
Stock-based compensation, net of tax impacts	85	85
Reacquired stock	(669)			(669)
Issuances pursuant to stock option and benefit plans	376		(180)	556
Balance at June 30, 2011	$17,742	$3,692	$27,110	$(10,511)	$(2,961)	$412

Six months ended June 30, 2011

		3M Company Shareholders
(Millions)	Total	Common Stock and Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest
Balance at December 31, 2010	$16,017	$3,477	$25,995	$(10,266)	$(3,543)	$354

Net income	2,280		2,241			39
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	476				473	3
Defined benefit pension and post-retirement plans adjustment	130				129	1
Debt and equity securities - unrealized gain (loss)	(3)				(3)	—
Cash flow hedging instruments - unrealized gain/(loss)	(17)				(17)	—
Total other comprehensive income (loss), net of tax	586
Dividends paid	(783)		(783)
Business combination allocation to noncontrolling interest	56					56
Purchase and sale of subsidiary shares - net	(42)	(1)				(41)
Stock-based compensation, net of tax impacts	216	216
Reacquired stock	(1,344)			(1,344)
Issuances pursuant to stock option and benefit plans	756		(343)	1,099
Balance at June 30, 2011	$17,742	$3,692	$27,110	$(10,511)	$(2,961)	$412

Accumulated Other Comprehensive Income (Loss) Attributable to 3M

	June 30,	December 31,
(Millions)	2012	2011
Cumulative translation adjustment	$(77)	$114
Defined benefit pension and postretirement plans adjustment	(4,960)	(5,155)
Debt and equity securities, unrealized gain (loss)	(5)	(6)
Cash flow hedging instruments, unrealized gain (loss)	30	22
Total accumulated other comprehensive income (loss)	$(5,012)	$(5,025)

Components of Comprehensive Income (Loss) Attributable to 3M

	Three months ended		Six months ended
	June 30,		June 30,
(Millions)	2012	2011	2012	2011
Net income attributable to 3M	$1,167	$1,160	$2,292	$2,241

Cumulative translation	(324)	205	(169)	426
Tax effect	(22)	20	(22)	47
Cumulative translation - net of tax	(346)	225	(191)	473

Defined benefit pension and postretirement plans adjustment	154	119	307	238
Tax effect	(56)	(66)	(112)	(109)
Defined benefit pension and postretirement plans adjustment - net of tax	98	53	195	129

Debt and equity securities, unrealized gain (loss)	(3)	(3)	2	(5)
Tax effect	1	1	(1)	2
Debt and equity securities, unrealized gain (loss) - net of tax	(2)	(2)	1	(3)

Cash flow hedging instruments, unrealized gain (loss)	37	1	13	(26)
Tax effect	(14)	(1)	(5)	9
Cash flow hedging instruments unrealized gain (loss) - net of tax	23	—	8	(17)

Total comprehensive income (loss) attributable to 3M	$940	$1,436	$2,305	$2,823

Reclassification adjustments are made to avoid double counting in comprehensive income items that are also recorded as part of net income. Reclassifications to earnings from accumulated other comprehensive income including noncontrolling interest that related to pension and postretirement expense in the income statement were $154 million pre-tax ($98 million after-tax) for the three months ended June 30, 2012, $307 million pre-tax ($195 million after-tax) for the six months ended June 30, 2012, $119 million pre-tax ($54 million after-tax) for the three months ended June 30, 2011, and $238 million pre-tax ($130 million after-tax) for the six months ended June 30, 2011. These pension and postretirement expense pre-tax amounts are shown in the table in Note 8 as amortization of transition (asset) obligation, amortization of prior service cost (benefit) and amortization of net actuarial (gain) loss. Cash flow hedging instruments reclassifications are provided in Note 9. Reclassifications to earnings from accumulated other comprehensive income that related to realized losses due to sales or impairments (net of realized gains) for debt and equity securities were not material for the three months ended June 30, 2012 and $1 million pre-tax ($1 million after-tax) for the six months ended June 30, 2012. Reclassifications to earnings from accumulated other comprehensive income that related to realized gains due to sales of debt and equity securities were $2 million pre-tax ($1 million after-tax) for the three months ended June 30, 2011 and $2 million pre-tax ($1 million after-tax) for the six months ended June 30, 2011. Income taxes are not provided for foreign translation relating to permanent investments in international subsidiaries, but tax effects within cumulative translation does include impacts from items such as net investment hedge transactions.

Purchase and Sale of Subsidiary Shares

As discussed in Note 2 in 3M’s 2011 Annual Report on Form 10-K, in early March 2011, 3M acquired a controlling interest in Winterthur Technologie AG (Winterthur), making Winterthur a consolidated subsidiary as of this business acquisition date. As of this business acquisition date, noncontrolling interest related to Winterthur totaled $56 million. Subsequent to this business acquisition date, 3M purchased additional outstanding shares of its Winterthur subsidiary increasing 3M’s ownership interest from approximately 86 percent as of the business acquisition date to approximately 98 percent as of June 30, 2011, and subsequently to 100 percent as of December 31, 2011. The $50 million of cash paid in the first six months of 2011 as a result of these additional purchases of Winterthur shares was classified as other financing activity in the consolidated statement of cash flows. These additional purchases did not result in a material transfer from noncontrolling interest to 3M Company shareholders’ equity. In addition, during the first six months of 2011, 3M sold a noncontrolling interest in a newly formed subsidiary for an immaterial amount, which was also classified as other financing activity in the consolidated statement of cash flows.

NOTE 5.  Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2003.

The IRS completed its field examination of the Company’s U.S. federal income tax returns for the years 2005 through 2007 in the fourth quarter of 2009. The Company protested certain IRS positions within these tax years and entered into the administrative appeals process with the IRS during the first quarter of 2010. During the first quarter of 2010, the IRS completed its field examination of the Company’s U.S. federal income tax return for the 2008 year. The Company protested certain IRS positions for 2008 and entered into the administrative appeals process with the IRS during the second quarter of 2010. During the first quarter of 2011, the IRS completed its field examination of the Company’s U.S. federal income tax return for the 2009 year. The Company protested certain IRS positions for 2009 and entered into the administrative appeals process with the IRS during the second quarter of 2011. During the first quarter of 2012, the IRS completed its field examination of the Company’s U.S. federal income tax return for the 2010 year. The Company protested certain IRS positions for 2010 and entered into the administrative appeals process with the IRS during the second quarter of 2012.

Currently, the Company is under examination by the IRS for its U.S. federal income tax returns for the years 2011 and 2012. It is anticipated that the IRS will complete its examination of the Company for 2011 by the end of the first quarter of 2013, and for 2012 by the end of the first quarter of 2014. As of June 30, 2012, the IRS has not proposed any significant adjustments to the Company’s tax positions for which the Company is not adequately reserved.

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

3M anticipates changes to the Company’s uncertain tax positions due to the closing of various audit years mentioned above. Currently, the Company is not able to reasonably estimate the amount by which the liability for unrecognized tax benefits will increase or decrease during the next 12 months as a result of the ongoing income tax authority examinations. The total amounts of unrecognized tax benefits that, if recognized, would affect the effective tax rate are $242 million and $295 million as of June 30, 2012 and December 31, 2011, respectively.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in tax expense. The Company recognized in the consolidated statement of income on a gross basis approximately $1 million of benefit and $5 million of expense for the three months ended June 30, 2012 and June 30, 2011, respectively, and approximately $5 million of benefit and $3 million of expense for the six months ended June 30, 2012 and June 30, 2011, respectively. At June 30, 2012 and December 31, 2011, accrued interest and penalties in the consolidated balance sheet on a gross basis were $51 million and $56 million, respectively. Included in these interest and penalty amounts are interest and penalties related to tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The effective tax rate for the second quarter of 2012 was 30.1 percent, compared to 27.1 percent in the second quarter of 2011, an increase of 3.0 percentage points. The effective tax rate for the first six months of 2012 was 29.5 percent, compared to 27.8 percent in the first six months of 2011, an increase of 1.7 percentage points. Various factors increased or decreased the effective tax rate when compared to the same periods last year. Factors which increased the Company’s effective tax rate year-on-year included international taxes, specifically with respect to the corporate reorganization of a wholly owned international subsidiary (which benefited 2011), adjustments to its income tax reserves, and the lapse of the U.S. research and development credit. These factors, when compared to the same periods last year, increased the effective tax rate in the second quarter and first six months of 2012 by 4.9 and 2.9 percentage points, respectively. Factors which decreased the effective tax rate year-on-year included international taxes as a result of changes to the geographic mix of income before taxes and benefits from certain realized credits. These factors, when compared to the same periods last year, decreased the effective tax rate in the second quarter and first six months of 2012 by 1.9 and 1.2 percentage points, respectively.

The provision for income taxes is determined using the asset and liability approach. Under this approach, deferred income taxes represent the expected future tax consequences of temporary differences between the carrying amounts and tax basis of assets and liabilities. The Company records a valuation allowance to reduce its deferred tax assets when uncertainty regarding their realizability exits. As of June 30, 2012 and December 31, 2011, the Company had valuation allowances of $29 million and $82 million on its deferred tax assets, respectively. The valuation allowance was reduced in the first quarter of 2012 due to the closure of audits with certain taxing authorities.

NOTE 6.  Marketable Securities

The Company invests in agency securities, corporate securities, asset-backed securities, treasury securities and other securities. The following is a summary of amounts recorded on the Consolidated Balance Sheet for marketable securities (current and non-current).

	June 30,	December 31,
(Millions)	2012	2011

U.S. government agency securities	$188	$119
Foreign government agency securities	3	8
Corporate debt securities	455	413
Commercial paper	254	30
Certificates of deposit/time deposits	36	49
U.S. treasury securities	20	—
U.S. municipal securities	17	9
Asset-backed securities:
Automobile loan related	453	530
Credit card related	112	244
Equipment lease related	56	54
Other	1	5
Asset-backed securities total	622	833

Current marketable securities	$1,595	$1,461

U.S. government agency securities	$400	$361
Foreign government agency securities	31	15
Corporate debt securities	364	255
U.S. treasury securities	17	34
U.S. municipal securities	24	5
Auction rate securities	4	4
Asset-backed securities:
Automobile loan related	159	188
Credit card related	23	24
Equipment lease related	9	10
Asset-backed securities total	191	222

Non-current marketable securities	$1,031	$896

Total marketable securities	$2,626	$2,357

Classification of marketable securities as current or non-current is dependent upon management’s intended holding period, the security’s maturity date and liquidity considerations based on market conditions. If management intends to hold the securities for longer than one year as of the balance sheet date, they are classified as non-current. At June 30, 2012, gross unrealized losses totaled approximately $9 million (pre-tax), while gross unrealized gains totaled approximately $2 million (pre-tax). At December 31, 2011, gross unrealized losses totaled approximately $12 million (pre-tax), while gross unrealized gains totaled approximately $3 million (pre-tax). Gross realized gains and losses on sales or maturities of marketable securities for the first six months of 2012 and 2011 were not material. Cost of securities sold use the first in, first out (FIFO) method. Since these marketable securities are classified as available-for-sale securities, changes in fair value will flow through other comprehensive income, with amounts reclassified out of other comprehensive income into earnings upon sale or “other-than-temporary” impairment.

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

The balances at June 30, 2012 for marketable securities by contractual maturity are shown below. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(Millions)	June 30, 2012

Due in one year or less	$1,154
Due after one year through three years	1,225
Due after three years through five years	241
Due after five years	6

Total marketable securities	$2,626

3M has a diversified marketable securities portfolio of $2.626 billion as of June 30, 2012. Within this portfolio, current and long-term asset-backed securities (estimated fair value of $813 million) are primarily comprised of interests in automobile loans and credit cards. At June 30, 2012, all asset-backed securities were rated AAA or A-1+ by Standard & Poor’s and/or Aaa or P-1 by Moody’s.

3M’s marketable securities portfolio includes auction rate securities that represent interests in investment grade credit default swaps; however, currently these holdings comprise less than one percent of this portfolio. The estimated fair value of auction rate securities was $4 million as of June 30, 2012 and December 31, 2011. Gross unrealized losses within accumulated other comprehensive income related to auction rate securities totaled $9 million (pre-tax) as of June 30, 2012 and December 31, 2011. As of June 30, 2012, auction rate securities associated with these balances have been in a loss position for more than 12 months. Since the second half of 2007, these auction rate securities failed to auction due to sell orders exceeding buy orders. Liquidity for these auction-rate securities is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals, usually every 7, 28, 35, or 90 days. The funds associated with failed auctions will not be accessible until a successful auction occurs or a buyer is found outside of the auction process. Refer to Note 10 for a table that reconciles the beginning and ending balances of auction rate securities.

NOTE 7.  Long-Term Debt and Short-Term Borrowings

The Company has a “well-known seasoned issuer” shelf registration statement, effective August 5, 2011, which registers an indeterminate amount of debt or equity securities for future sales. In September 2011, in connection with this August 5, 2011 shelf registration statement, 3M established a $3 billion medium-term notes program (Series F), from which 3M issued $1 billion aggregate principal amount of five-year fixed rate medium-term notes with a coupon rate of 1.375%. In June 2012, 3M issued $650 million aggregate principal amount of five-year fixed rate medium-notes due 2017 with a coupon rate of 1.000% and $600 million aggregate principal amount of ten-year fixed rate medium-term notes due 2022 with a coupon rate of 2.000%, which were both issued from this $3 billion medium-term notes program (Series F). The designated use of these proceeds is for general corporate purposes.

NOTE 8.  Pension and Postretirement Benefit Plans

Components of net periodic benefit cost and other supplemental information for the three and six months ended June 30, 2012 and 2011 follow:

Benefit Plan Information

	Three months ended June 30,
	Qualified and Non-qualified
	Pension Benefits				Postretirement
	United States		International		Benefits
(Millions)	2012	2011	2012	2011	2012	2011
Net periodic benefit cost (benefit)
Service cost	$64	$52	$31	$28	$20	$15
Interest cost	146	155	62	62	21	23
Expected return on plan assets	(248)	(232)	(73)	(69)	(22)	(20)
Amortization of transition (asset) obligation	—	—	—	—	—	—
Amortization of prior service cost (benefit)	1	3	(5)	(4)	(18)	(18)
Amortization of net actuarial (gain) loss	118	84	30	28	28	26
Net periodic benefit cost (benefit)	$81	$62	$45	$45	$29	$26
Settlements, curtailments, special termination benefits and other	—	—	—	—	—	—
Net periodic benefit cost (benefit) after settlements, curtailments, special termination benefits and other	$81	$62	$45	$45	$29	$26

	Six months ended June 30,
	Qualified and Non-qualified
	Pension Benefits				Postretirement
	United States		International		Benefits
(Millions)	2012	2011	2012	2011	2012	2011
Net periodic benefit cost (benefit)
Service cost	$127	$103	$62	$56	$39	$30
Interest cost	293	313	123	124	43	46
Expected return on plan assets	(496)	(464)	(146)	(139)	(43)	(39)
Amortization of transition (asset) obligation	—	—	(1)	—	—	—
Amortization of prior service cost (benefit)	3	6	(9)	(7)	(36)	(36)
Amortization of net actuarial (gain) loss	235	167	60	56	55	52
Net periodic benefit cost (benefit)	$162	$125	$89	$90	$58	$53
Settlements, curtailments, special termination benefits and other	26	—	—	—	—	—
Net periodic benefit cost (benefit) after settlements, curtailments, special termination benefits and other	$188	$125	$89	$90	$58	$53

For the six months ended June 30, 2012, contributions totaling $609 million were made to the Company’s U.S. and international pension plans and $63 million to its postretirement plans. On July 2, 2012, the Company contributed an additional $200 million to its U.S. qualified pension plan. For total year 2012, the Company expects to contribute approximately $1 billion of cash to its U.S. and international pension and postretirement plans. The Company does not have a required minimum cash pension contribution obligation for its U.S. plans in 2012. Therefore, the amount of the anticipated discretionary pension contribution could vary significantly depending on the U.S. plans’ funded status and the anticipated tax deductibility of the contribution. Future contributions will also depend on market conditions, interest rates and other factors. 3M’s annual measurement date for pension and postretirement assets and liabilities is December 31 each year, which is also the date used for the related annual measurement assumptions.

Effective July 1, 2012, 3M Canada closed its pension plans to new participants. The change did not trigger a plan remeasurement and therefore there is no immediate impact to the liability and expense.

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

Cash Flow Hedging - Foreign Currency Forward and Option Contracts: The Company enters into foreign exchange forward and option contracts to hedge against the effect of exchange rate fluctuations on cash flows denominated in foreign currencies and certain intercompany financing transactions. These transactions are designated as cash flow hedges. The settlement or extension of these derivatives will result in reclassifications (from accumulated other comprehensive income) to earnings in the period during which the hedged transactions affect earnings. Generally, 3M dedesignates these cash flow hedge relationships in advance of the occurrence of the forecasted transaction. The portion of gains or losses on the derivative instrument previously accumulated in other comprehensive income for dedesignated hedges remains in accumulated other comprehensive income until the forecasted transaction occurs. Changes in the value of derivative instruments after dedesignation are recorded in earnings and are included in the Derivatives Not Designated as Hedging Instruments section below. Hedge ineffectiveness and the amount excluded from effectiveness testing recognized in income on cash flow hedges were not material for the three and six months ended June 30, 2012 and 2011. The maximum length of time over which 3M hedges its exposure to the variability in future cash flows for a majority of the forecasted transactions is 12 months and, accordingly, at June 30, 2012, the majority of the Company’s open foreign exchange forward and option contracts had maturities of one year or less. The dollar equivalent gross notional amount of the Company’s foreign exchange forward and option contracts designated as cash flow hedges at June 30, 2012 was approximately $5.9 billion.

Cash Flow Hedging - Commodity Price Management: The Company manages commodity price risks through negotiated supply contracts, price protection agreements and forward physical contracts. The Company uses commodity price swaps relative to natural gas as cash flow hedges of forecasted transactions to manage price volatility. The related mark-to-market gain or loss on qualifying hedges is included in other comprehensive income to the extent effective, and reclassified into cost of sales in the period during which the hedged transaction affects earnings. Generally, the length of time over which 3M hedges its exposure to the variability in future cash flows for its forecasted natural gas transactions is 12 months. No significant commodity cash flow hedges were discontinued and hedge ineffectiveness was not material for the three and six months ended June 30, 2012 and 2011. The dollar equivalent gross notional amount of the Company’s natural gas commodity price swaps designated as cash flow hedges at June 30, 2012 was $20 million.

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

As of June 30, 2012, the Company had a balance of $30 million associated with the after-tax net unrealized gain associated with cash flow hedging instruments recorded in accumulated other comprehensive income. This includes a $4 million balance (loss) related to a floating-to-fixed interest rate swap (discussed in the preceding paragraph), which is being amortized over the five-year life of the note. 3M expects to reclassify a majority of the remaining balance to earnings over the next 12 months (with the impact offset by cash flows from underlying hedged items).

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

Three months ended June 30, 2012

(Millions)	Pretax Gain (Loss) Recognized in Other Comprehensive Income on Effective Portion of Derivative	Pretax Gain (Loss) Recognized in Income on Effective Portion of Derivative as a Result of Reclassification from Accumulated Other Comprehensive Income		Ineffective Portion of Gain (Loss) on Derivative and Amount Excluded from Effectiveness Testing Recognized in Income
Derivatives in Cash Flow Hedging Relationships	Amount	Location	Amount	Location	Amount
Foreign currency forward/option contracts	$42	Cost of sales	$9	Cost of sales	$—
Foreign currency forward contracts	(13)	Interest expense	(13)	Interest expense	—
Commodity price swap contracts	—	Cost of sales	(4)	Cost of sales	—
Total	$29		$(8)		$—

Six months ended June 30, 2012

(Millions)	Pretax Gain (Loss) Recognized in Other Comprehensive Income on Effective Portion of Derivative	Pretax Gain (Loss) Recognized in Income on Effective Portion of Derivative as a Result of Reclassification from Accumulated Other Comprehensive Income		Ineffective Portion of Gain (Loss) on Derivative and Amount Excluded from Effectiveness Testing Recognized in Income
Derivatives in Cash Flow Hedging Relationships	Amount	Location	Amount	Location	Amount
Foreign currency forward/option contracts	$18	Cost of sales	$9	Cost of sales	$—
Foreign currency forward contracts	(12)	Interest expense	(13)	Interest expense	—
Commodity price swap contracts	(5)	Cost of sales	(8)	Cost of sales	—
Total	$1		$(12)		$—

Three months ended June 30, 2011

(Millions)	Pretax Gain (Loss) Recognized in Other Comprehensive Income on Effective Portion of Derivative	Pretax Gain (Loss) Recognized in Income on Effective Portion of Derivative as a Result of Reclassification from Accumulated Other Comprehensive Income		Ineffective Portion of Gain (Loss) on Derivative and Amount Excluded from Effectiveness Testing Recognized in Income
Derivatives in Cash Flow Hedging Relationships	Amount	Location	Amount	Location	Amount
Foreign currency forward/option contracts	$(27)	Cost of sales	$(28)	Cost of sales	$—
Foreign currency forward contracts	(7)	Interest expense	(8)	Interest expense	—
Commodity price swap contracts	(1)	Cost of sales	—	Cost of sales	—
Total	$(35)		$(36)		$—

Six months ended June 30, 2011

(Millions)	Pretax Gain (Loss) Recognized in Other Comprehensive Income on Effective Portion of Derivative	Pretax Gain (Loss) Recognized in Income on Effective Portion of Derivative as a Result of Reclassification from Accumulated Other Comprehensive Income		Ineffective Portion of Gain (Loss) on Derivative and Amount Excluded from Effectiveness Testing Recognized in Income
Derivatives in Cash Flow Hedging Relationships	Amount	Location	Amount	Location	Amount
Foreign currency forward/option contracts	$(61)	Cost of sales	$(34)	Cost of sales	$—
Foreign currency forward contracts	1	Interest expense	2	Interest expense	—
Commodity price swap contracts	(2)	Cost of sales	(4)	Cost of sales	—
Total	$(62)		$(36)		$—

Fair Value Hedges:

For derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivatives as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings.

Fair Value Hedging - Interest Rate Swaps: The Company manages interest expense using a mix of fixed and floating rate debt. To help manage borrowing costs, the Company may enter into interest rate swaps. Under these arrangements, the Company agrees to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated by reference to an agreed-upon notional principal amount. The mark-to-market of these fair value hedges is recorded as gains or losses in interest expense and is offset by the gain or loss of the underlying debt instrument, which also is recorded in interest expense. These fair value hedges are highly effective and, thus, there is no impact on earnings due to hedge ineffectiveness. The dollar equivalent (based on inception date foreign currency exchange rates) gross notional amount of the Company’s interest rate swaps at June 30, 2012 was $342 million.

At June 30, 2012, the Company had interest rate swaps designated as fair value hedges of underlying fixed rate obligations. In July 2007, in connection with the issuance of a seven-year Eurobond for an amount of 750 million Euros, the Company completed a fixed-to-floating interest rate swap on a notional amount of 400 million Euros as a fair value hedge of a portion of the fixed interest rate Eurobond obligation. In August 2010, the Company terminated 150 million Euros of the notional amount of this swap. As a result, a gain of 18 million Euros, recorded as part of the balance of the underlying debt, will be amortized over this debt’s remaining life. Prior to termination of the applicable portion of the interest rate swap, the mark-to-market of the hedge instrument was recorded as gains or losses in interest expense and was offset by the gain or loss on carrying value of the underlying debt instrument. Consequently, the subsequent amortization of the 18 million Euros recorded as part of the underlying debt balance is not part of gain on hedged items recognized in income in the tables below.

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

The location in the consolidated statements of income and amounts of gains and losses related to derivative instruments designated as fair value hedges and similar information relative to the hedged items are as follows:

Three months ended June 30, 2012

	Gain (Loss) on Derivative		Gain (Loss) on Hedged Item
(Millions)	Recognized in Income		Recognized in Income
Derivatives in Fair Value Hedging Relationships	Location	Amount	Location	Amount
Interest rate swap contracts	Interest expense	$(2)	Interest expense	$2
Total		$(2)		$2

Six months ended June 30, 2012

	Gain (Loss) on Derivative		Gain (Loss) on Hedged Item
(Millions)	Recognized in Income		Recognized in Income
Derivatives in Fair Value Hedging Relationships	Location	Amount	Location	Amount
Interest rate swap contracts	Interest expense	$(3)	Interest expense	$3
Total		$(3)		$3

Three months ended June 30, 2011

	Gain (Loss) on Derivative		Gain (Loss) on Hedged Item
(Millions)	Recognized in Income		Recognized in Income
Derivatives in Fair Value Hedging Relationships	Location	Amount	Location	Amount
Interest rate swap contracts	Interest expense	$2	Interest expense	$(2)
Total		$2		$(2)

Six months ended June 30, 2011

	Gain (Loss) on Derivative		Gain (Loss) on Hedged Item
(Millions)	Recognized in Income		Recognized in Income
Derivatives in Fair Value Hedging Relationships	Location	Amount	Location	Amount
Interest rate swap contracts	Interest expense	$(8)	Interest expense	$8
Total		$(8)		$8

Net Investment Hedges:

As circumstances warrant, the Company uses cross currency swaps, forwards and foreign currency denominated debt to hedge portions of the Company’s net investments in foreign operations. For hedges that meet the effectiveness requirements, the net gains or losses attributable to changes in spot exchange rates are recorded in cumulative translation within other comprehensive income. The remainder of the change in value of such instruments is recorded in earnings. Recognition in earnings of amounts previously recorded in cumulative translation is limited to circumstances such as complete or substantially complete liquidation of the net investment in the hedged foreign operation. At June 30, 2012, there were no cross currency swaps and foreign currency forward contracts designated as net investment hedges.

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

Three months ended June 30, 2012

Derivative and Nonderivative Instruments in Net Investment Hedging Relationships	Pretax Gain (Loss) Recognized as Cumulative Translation within Other Comprehensive Income on Effective Portion of Instrument	Ineffective Portion of Gain (Loss) on Instrument and Amount Excluded from Effectiveness Testing Recognized in Income
(Millions)	Amount	Location	Amount
Foreign currency denominated debt	$90	N/A	$—
Total	$90		$—

Six months ended June 30, 2012

Derivative and Nonderivative Instruments in Net Investment Hedging Relationships	Pretax Gain (Loss) Recognized as Cumulative Translation within Other Comprehensive Income on Effective Portion of Instrument	Ineffective Portion of Gain (Loss) on Instrument and Amount Excluded from Effectiveness Testing Recognized in Income
(Millions)	Amount	Location	Amount
Foreign currency denominated debt	$50	N/A	$—
Total	$50		$—

Three months ended June 30, 2011

Derivative and Nonderivative Instruments in Net Investment Hedging Relationships	Pretax Gain (Loss) Recognized as Cumulative Translation within Other Comprehensive Income on Effective Portion of Instrument	Ineffective Portion of Gain (Loss) on Instrument and Amount Excluded from Effectiveness Testing Recognized in Income
(Millions)	Amount	Location	Amount
Foreign currency denominated debt	$(35)	N/A	$—
Total	$(35)		$—

Six months ended June 30, 2011

Derivative and Nonderivative Instruments in Net Investment Hedging Relationships	Pretax Gain (Loss) Recognized as Cumulative Translation within Other Comprehensive Income on Effective Portion of Instrument	Ineffective Portion of Gain (Loss) on Instrument and Amount Excluded from Effectiveness Testing Recognized in Income
(Millions)	Amount	Location	Amount
Foreign currency denominated debt	$(120)	N/A	$—
Total	$(120)		$—

Derivatives Not Designated as Hedging Instruments:

Derivatives not designated as hedging instruments include dedesignated foreign currency forward and option contracts that formerly were designated in cash flow hedging relationships (as referenced in the preceding Cash Flow Hedges section). In addition, 3M enters into foreign currency forward contracts and commodity price swaps to offset, in part, the impacts of certain intercompany activities (primarily associated with intercompany licensing arrangements) and fluctuations in costs associated with the use of certain precious metals, respectively. These derivative instruments are not designated in hedging relationships; therefore, fair value gains and losses on these contracts are recorded in earnings. The dollar equivalent gross notional amount of these forward, option and swap contracts not designated as hedging instruments totaled $1.1 billion as of June 30, 2012. The Company does not hold or issue derivative financial instruments for trading purposes.

The location in the consolidated statements of income and amounts of gains and losses related to derivative instruments not designated as hedging instruments are as follows:

	Three months ended June 30, 2012		Six months ended June 30, 2012
Derivatives Not Designated as Hedging Instruments	Gain (Loss) on Derivative Recognized in Income		Gain (Loss) on Derivative Recognized in Income
(Millions)	Location	Amount	Location	Amount
Foreign currency forward/option contracts	Cost of sales	$20	Cost of sales	$5
Foreign currency forward contracts	Interest expense	(15)	Interest expense	12
Commodity price swap contracts	Cost of sales	(1)	Cost of sales	—
Total		$4		$17

	Three months ended June 30, 2011		Six months ended June 30, 2011
Derivatives Not Designated as Hedging Instruments	Gain (Loss) on Derivative Recognized in Income		Gain (Loss) on Derivative Recognized in Income
(Millions)	Location	Amount	Location	Amount
Foreign currency forward/option contracts	Cost of sales	$(16)	Cost of sales	$(28)
Foreign currency forward contracts	Interest expense	(4)	Interest expense	12
Total		$(20)		$(16)

Location and Fair Value Amount of Derivative Instruments

The following tables summarize the fair value of 3M’s derivative instruments, excluding nonderivative instruments used as hedging instruments, and their location in the consolidated balance sheet. Additional information with respect to the fair value of derivative instruments is included in Note 10.

June 30, 2012

(Millions)	Assets		Liabilities
Fair Value of Derivative Instruments	Location	Amount	Location	Amount
Derivatives designated as hedging instruments
Foreign currency forward/option contracts	Other current assets	$73	Other current liabilities	$35
Commodity price swap contracts	Other current assets	—	Other current liabilities	4
Interest rate swap contracts	Other assets	25	Other liabilities	—
Total derivatives designated as hedging instruments		$98		$39

Derivatives not designated as hedging instruments
Foreign currency forward/option contracts	Other current assets	$35	Other current liabilities	$3
Total derivatives not designated as hedging instruments		$35		$3

Total derivative instruments		$133		$42

December 31, 2011

(Millions)	Assets		Liabilities
Fair Value of Derivative Instruments	Location	Amount	Location	Amount
Derivatives designated as hedging instruments
Foreign currency forward/option contracts	Other current assets	$82	Other current liabilities	$34
Commodity price swap contracts	Other current assets	—	Other current liabilities	7
Interest rate swap contracts	Other assets	28	Other liabilities	—
Total derivatives designated as hedging instruments		$110		$41

Derivatives not designated as hedging instruments
Foreign currency forward/option contracts	Other current assets	$25	Other current liabilities	$8
Total derivatives not designated as hedging instruments		$25		$8

Total derivative instruments		$135		$49

Currency Effects and Credit Risk

Currency Effects: 3M estimates that year-on-year currency effects, including hedging impacts, decreased net income attributable to 3M by approximately $36 million for the three months ended June 30, 2012 and decreased net income attributable to 3M by approximately $62 million for the six months ended June 30, 2012. This estimate includes the effect of translating profits from local currencies into U.S. dollars and the impact of currency fluctuations on the transfer of goods between 3M operations in the United States and abroad. This estimate also includes year-on-year currency effects from transaction gains and losses, including derivative instruments designed to reduce foreign currency exchange rate risks and the negative impact of swapping Venezuelan bolivars into U.S. dollars, which 3M estimates increased net income attributable to 3M by approximately $42 million for the three months ended June 30, 2012 and increased net income attributable to 3M by approximately $35 million for the six months ended June 30, 2012.

Credit Risk: The Company is exposed to credit loss in the event of nonperformance by counterparties in interest rate swaps, currency swaps, commodity price swaps, and forward and option contracts. However, the Company’s risk is limited to the fair value of the instruments. The Company actively monitors its exposure to credit risk through the use of credit approvals and credit limits, and by selecting major international banks and financial institutions as counterparties. 3M enters into master netting agreements with counterparties when possible to mitigate credit risk in derivative transactions. A master netting arrangement may allow counterparties to net settle amounts owed to each other as a result of multiple, separate derivative transactions. The Company does not anticipate nonperformance by any of these counterparties. 3M has credit support agreements in place with six of its primary derivatives counterparties. Under these agreements, either party is required to post eligible collateral when the market value of transactions covered by these agreements exceeds specified thresholds, thus limiting credit exposure for both parties. For presentation purposes on 3M’s consolidated balance sheet, the fair value of derivative assets or liabilities are presented on a gross basis even when derivative transactions are subject to master netting arrangements and may qualify for net presentation.

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis:

For 3M, assets and liabilities that are measured at fair value on a recurring basis primarily relate to available-for-sale marketable securities, available-for-sale investments (included as part of investments in the Consolidated Balance Sheet) and certain derivative instruments. Derivatives include cash flow hedges, interest rate swaps and most net investment hedges. The information in the following paragraphs and tables primarily addresses matters relative to these financial assets and liabilities. Separately, there were no material fair value measurements with respect to nonfinancial assets or liabilities that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis for the three and six month periods ended June 30, 2012 and 2011.

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

The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis.

		Fair Value Measurements
(Millions)	Fair Value at	Using Inputs Considered as
Description	Jun. 30, 2012	Level 1	Level 2	Level 3
Assets:
Available-for-sale:
Marketable securities:
U.S. government agency securities	$588	$—	$588	$—
Foreign government agency securities	34	—	34	—
Corporate debt securities	819	—	819	—
Certificates of deposit/time deposits	36	—	36	—
Commercial paper	254	—	254	—
Asset-backed securities:
Automobile loan related	612	—	612	—
Credit card related	135	—	135	—
Equipment lease related	65	—	65	—
Other	1	—	1	—
U.S. treasury securities	37	37	—	—
U.S. municipal securities	41	—	41	—
Auction rate securities	4	—	—	4
Investments	3	3	—	—
Derivative instruments — assets:
Foreign currency forward/option contracts	108	108	—	—
Interest rate swap contracts	25	—	25	—

Liabilities:
Derivative instruments — liabilities:
Foreign currency forward/option contracts	38	38	—	—
Commodity price swap contracts	4	4	—	—

		Fair Value Measurements
(Millions)	Fair Value at	Using Inputs Considered as
Description	Dec. 31, 2011	Level 1	Level 2	Level 3
Assets:
Available-for-sale:
Marketable securities:
U.S. government agency securities	$480	$—	$480	$—
Foreign government agency securities	23	—	23	—
Corporate debt securities	668	—	668	—
Certificates of deposit/time deposits	49	—	49	—
Commercial paper	30	—	30	—
Asset-backed securities:
Automobile loan related	718	—	718	—
Credit card related	268	—	268	—
Equipment lease related	64	—	64	—
Other	5	—	5	—
U.S. treasury securities	34	34	—	—
U.S. municipal securities	14	—	14	—
Auction rate securities	4	—	—	4
Investments	4	4	—	—
Derivative instruments — assets:
Foreign currency forward/option contracts	107	98	9	—
Interest rate swap contracts	28	—	28	—

Liabilities:
Derivative instruments — liabilities:
Foreign currency forward/option contracts	42	42	—	—
Commodity price swap contracts	7	7	—	—

The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3).

	Three months ended		Six months ended
(Millions)	June 30,		June 30,
Marketable securities — auction rate securities only	2012	2011	2012	2011
Beginning balance	$5	$7	$4	$7
Total gains or losses:
Included in earnings	—	—	—	—
Included in other comprehensive income	(1)	1	—	1
Purchases, issuances, and settlements	—	—	—	—
Transfers in and/or out of Level 3	—	—	—	—
Ending balance (June 30)	4	8	4	8

Additional losses included in earnings due to reclassifications from other comprehensive income for:
Securities sold during the period ended June 30	—	—	—	—
Securities still held at June 30	—	—	—	—

In addition, the plan assets of 3M’s pension and postretirement benefit plans are measured at fair value on a recurring basis (at least annually). Refer to Note 11 in 3M’s 2011 Annual Report on Form 10-K.

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis:

Disclosures are required for certain assets and liabilities that are measured at fair value, but are recognized and disclosed at fair value on a nonrecurring basis in periods subsequent to initial recognition. For 3M, such measurements of fair value relate primarily to long-lived asset impairments. There were no material long-lived asset impairments for the three and six months ended June 30, 2012 and 2011.

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

	June 30, 2012		December 31, 2011
	Carrying	Fair	Carrying	Fair
(Millions)	Value	Value	Value	Value
Long-term debt, excluding current portion	$5,657	$6,182	$4,484	$5,002

The fair values reflected above consider the terms of the related debt absent the impacts of derivative/hedging activity. The carrying amount of long-term debt referenced above is impacted by certain fixed-to-floating interest rate swaps that are designated as fair value hedges and by the designation of fixed rate Eurobond securities issued by the Company as hedging instruments of the Company’s net investment in its European subsidiaries. 3M’s fixed-rate bonds were trading at a premium at June 30, 2012 and December 31, 2011 due to the low interest rates and tightening of 3M’s credit spreads.

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

The following table shows the major categories of significant legal matters — respirator mask/asbestos litigation (including Aearo — described below), environmental remediation and other environmental liabilities — for which the Company has been able to estimate its probable liability and for which the Company has taken reserves and the related insurance receivables:

Liability and Receivable Balances
(Millions)	June 30, 2012	Dec. 31, 2011

Respirator mask/asbestos liabilities	$160	$130
Respirator mask/asbestos insurance receivables	136	121

Environmental remediation liabilities	$28	$28
Environmental remediation insurance receivables	15	15

Other environmental liabilities	$66	$75

The following sections first describe the significant legal proceedings in which the Company is involved, and then describe the liabilities and associated insurance receivables the Company has accrued relating to its significant legal proceedings.

Respirator Mask/Asbestos Litigation

As of June 30, 2012, the Company is a named defendant, with multiple co-defendants, in numerous lawsuits in various courts that purport to represent approximately 2,155 individual claimants compared to approximately 2,260 individual claimants with actions pending at December 31, 2011.

The vast majority of the lawsuits and claims resolved by and currently pending against the Company allege use of some of the Company’s mask and respirator products and seek damages from the Company and other defendants for alleged personal injury from workplace exposures to asbestos, silica, coal mine dust or other occupational dusts found in products manufactured by other defendants or generally in the workplace. A minority of the lawsuits and claims resolved by and currently pending against the Company generally allege personal injury from occupational exposure to asbestos from products previously manufactured by the Company, which are often unspecified, as well as products manufactured by other defendants, or occasionally at Company premises.

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

As a result of the greater cost of resolving claims of persons with more serious injuries, including mesothelioma and other malignancies, the Company increased its reserves during the first six months of 2012 for respirator mask/asbestos liabilities by $50 million, $33 million of which occurred in the second quarter of 2012. As of June 30, 2012, the Company had reserves for respirator mask/asbestos liabilities of $131 million (excluding Aearo reserves). The Company cannot estimate the amount or range of amounts by which the liability may exceed the reserve the Company has established because of the (i) inherent difficulty in projecting the number of claims that have not yet been asserted, particularly with respect to the Company’s respiratory products that themselves did not contain any harmful materials, (ii) the complaints nearly always assert claims against multiple defendants where the damages alleged are typically not attributed to individual defendants so that a defendant’s share of liability may turn on the law of joint and several liability, which can vary by state, (iii) the multiple factors described above that the Company considers in estimating its liabilities, and (iv) the several possible developments described above that may occur that could affect the Company’s estimate of liabilities.

As of June 30, 2012, the Company’s receivable for insurance recoveries related to the respirator mask/asbestos litigation was $136 million. During the first six months of 2012, the Company increased its receivables for insurance recoveries by $24 million related to this litigation, $21 million of which occurred in the second quarter of 2012.

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

As previously reported, on January 5, 2007 the Company was served with a declaratory judgment action filed on behalf of two of its insurers (Continental Casualty and Continental Insurance Co. — both part of the Continental Casualty Group) disclaiming coverage for respirator mask/asbestos claims. The action, pending in the District Court in Ramsey County, Minnesota, seeks declaratory judgment regarding coverage provided by the policies and the allocation of covered costs among the policies issued by the various insurers. The action named, in addition to the Company, over 60 of the

Company’s insurers. This action is similar in nature to an action filed in 1994 with respect to breast implant coverage, which ultimately resulted in the Minnesota Supreme Court’s ruling of 2003 that was largely in the Company’s favor. The plaintiff insurers have served an amended complaint that names some additional insurers and deletes others. A significant number of the insurer defendants named in the amended complaint have been dismissed because of settlements they have reached with 3M regarding the matters at issue in the lawsuit. The case is currently in the discovery phase. Trial is scheduled to begin in the summer of 2013. During the first six months of 2012, the Company reached settlements with several insurers, including Continental Casualty and Continental Insurance Co. mentioned above, that will result in payments totaling approximately $81 million ($7 million of which has been received as of June 30, 2012) to the Company over the next two years, most of which will be received in 2012.

Respirator Mask/Asbestos Litigation — Aearo Technologies

On April 1, 2008, a subsidiary of the Company purchased the stock of Aearo Holding Corp., the parent of Aearo Technologies (“Aearo”). Aearo manufactures and sells various products, including personal protection equipment, such as eye, ear, head, face, fall and certain respiratory protection products.

As of June 30, 2012, Aearo and/or other companies that previously owned and operated Aearo’s respirator business (American Optical Corporation, Warner-Lambert LLC, AO Corp. and Cabot Corporation (“Cabot”)) are named defendants, with multiple co-defendants, including the Company, in numerous lawsuits in various courts in which plaintiffs allege use of mask and respirator products and seek damages from Aearo and other defendants for alleged personal injury from workplace exposures to asbestos, silica-related, or other occupational dusts found in products manufactured by other defendants or generally in the workplace.

As of June 30, 2012, the Company, through its Aearo subsidiary, has recorded $29 million as the best estimate of the probable liabilities for product liabilities and defense costs related to current and future Aearo-related asbestos and silica-related claims. Responsibility for legal costs, as well as for settlements and judgments, is currently shared in an informal arrangement among Aearo, Cabot, American Optical Corporation and a subsidiary of Warner Lambert and their insurers (the “Payor Group”). Liability is allocated among the parties based on the number of years each company sold respiratory products under the “AO Safety” brand and/or owned the AO Safety Division of American Optical Corporation and the alleged years of exposure of the individual plaintiff. Aearo’s share of the contingent liability is further limited by an agreement entered into between Aearo and Cabot on July 11, 1995. This agreement provides that, so long as Aearo pays to Cabot an annual fee of $400,000, Cabot will retain responsibility and liability for, and indemnify Aearo against, asbestos and silica-related product liability claims for respirators manufactured prior to July 11, 1995. Because the date of manufacture for a particular respirator allegedly used in the past is often difficult to determine, Aearo and Cabot have applied the agreement to claims arising out of the alleged use of respirators while exposed to asbestos or silica or products containing asbestos or silica prior to January 1, 1997. With these arrangements in place, Aearo’s potential liability is limited to exposures alleged to have arisen from the use of respirators while exposed to asbestos, silica or other occupational dusts on or after January 1, 1997. To date, Aearo has elected to pay the annual fee. Aearo could potentially be exposed to additional claims for some part of the pre-July 11, 1995 period covered by its agreement with Cabot if Aearo elects to discontinue its participation in this arrangement, or if Cabot is no longer able to meet its obligations in these matters.

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

Regulatory activities concerning PFOA and/or PFOS continue in the United States, Europe and elsewhere, and before certain international bodies. These activities include gathering of exposure and use information, risk assessment, and consideration of regulatory approaches. The EPA continues to develop Drinking Water Health Advisories for PFOS and PFOA, which are expected to be released in 2013. Those advisory levels will supersede the current provisional advisory levels. In an effort to move toward developing standards under the Safe Drinking Water Act, the EPA published on May 2, 2012 a list of unregulated substances, including six PFCs, required to be monitored during the period 2013-2015 by public water system suppliers to determine the extent of their occurrence.

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

In June 2009, the Company, along with more than 250 other companies, was served with a third-party complaint seeking contribution towards the cost of cleaning up a 17-mile stretch of the Passaic River in New Jersey. After commencing an enforcement action in 1990, the State of New Jersey filed suit against Maxus Energy, Tierra Solutions, Occidental Chemical and two other companies seeking cleanup and removal costs and other damages associated with the presence of dioxin and other hazardous substances in the sediment of the Passaic. The third-party complaint seeks to spread those costs among the third-party defendants, including the Company. Based on the cleanup remedy currently proposed by the EPA, the total costs at issue could easily exceed $1 billion. The Company’s involvement in the case relates to allegations regarding its use of two commercial drum conditioning facilities in New Jersey. Whether, and to what extent, the Company may be required to contribute to the costs at issue in the case remains to be determined. While the Company does not yet have a basis for estimating its potential exposure in this case, the Company currently believes its allocable share of the possible loss, if any, is likely to be a fraction of one percent of the total costs because of the Company’s limited potential involvement at this site.

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

Environmental Liabilities and Insurance Receivables

As of June 30, 2012, the Company had recorded liabilities of $28 million for estimated “environmental remediation” costs based upon an evaluation of currently available facts with respect to each individual site and also recorded related insurance receivables of $15 million. The Company records liabilities for remediation costs on an undiscounted basis when they are probable and reasonably estimable, generally no later than the completion of feasibility studies or the Company’s commitment to a plan of action. Liabilities for estimated costs of environmental remediation, depending on the site, are based primarily upon internal or third-party environmental studies, and estimates as to the number, participation level and financial viability of any other potentially responsible parties, the extent of the contamination and the nature of required remedial actions. The Company adjusts recorded liabilities as further information develops or circumstances change. The Company expects that it will pay the amounts recorded over the periods of remediation for the applicable sites, currently ranging up to 20 years.

As of June 30, 2012, the Company had recorded liabilities of $66 million for “other environmental liabilities” based upon an evaluation of currently available facts to implement the Settlement Agreement and Consent Order with the MPCA, the remedial action agreement with ADEM, and to address trace amounts of perfluorinated compounds in drinking water sources in the City of Oakdale, Minnesota, as well as presence in the soil and groundwater at the Company’s manufacturing facilities in Decatur, Alabama, and Cottage Grove, Minnesota, and at two former disposal sites in Washington County, Minnesota (Oakdale and Woodbury). The Company expects that most of the spending will occur over the next five years.

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

3M filed suit against Avery Dennison Corporation in the United States District Court for the District of Minnesota in June 2010, alleging that Avery’s OmniCube™ full cube retroreflective sheeting products, which are used for highway signage, infringe a number of 3M patents. 3M’s motion to preliminarily enjoin the sales of Avery’s OmniCube retroreflective sheeting was denied in December 2010. 3M also sought a declaratory judgment from the District Court in Minnesota that 3M’s Diamond Grade™ DG3 full cube retroreflective sheeting does not infringe two Avery patents. The District Court granted Avery’s motion to dismiss 3M’s declaratory judgment suit in March 2011. 3M appealed the dismissal of the declaratory judgment lawsuit, and in January 2012, the Federal Circuit Court of Appeals issued a decision reversing the district court and reinstating the declaratory judgment action. Avery has decided not to appeal. In October 2010, Avery Dennison filed a lawsuit against the Company in the United States District Court for the Central District of California, alleging that 3M monopolized or attempted to monopolize the markets for Type XI retroreflective sheeting and for broad high performance sheeting in violation of the Sherman Act, as well as other claims. Avery alleges that 3M manipulated the standards-setting process of the American Society for Testing and Materials (ASTM), a private organization responsible for creating standards for, among other things, retroreflective sheeting used for highway signage; entered into illegal and anticompetitive contracts; and engaged in other anticompetitive acts including false advertising and disparagement. 3M’s motion to transfer the antitrust case to the United States District Court for the District of Minnesota was granted in February 2011. 3M’s patent infringement lawsuit against Avery and Avery’s antitrust suit against 3M are moving forward in the Minnesota Court. In March 2012, the district court issued its claim construction ruling, finding in 3M’s favor on 16 of the 19 disputed terms. The parties are nearly finished with fact discovery and expert discovery is ongoing.

In December 2010, Meda AB filed a lawsuit in the Supreme Court of the State of New York, County of New York, alleging breach of certain representations and warranties contained in the October 2006 acquisition agreement pursuant to which Meda AB acquired the Company’s European pharmaceutical business. The Company’s motion to remove the case to the United States District Court for the Southern District of New York was granted. The lawsuit seeks to recover an amount to be determined at trial, but not less than $200 million (plus prejudgment interest), in compensatory damages alleging that 3M failed to disclose, during the due diligence period, certain pricing arrangements between 3M’s French subsidiary and the French government agency that determines the eligible levels of reimbursement for prescription pharmaceuticals. The damage amounts specified in complaints are not a meaningful factor in any assessment of the Company’s potential liability. The Company believes it has a number of legal and factual defenses to this claim and will vigorously defend it.

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

Product Liability Litigation

Électricité de France (EDF) filed a lawsuit against 3M France in the French courts in 2006 claiming commercial loss and property damage after experiencing electrical network failures which EDF alleges were caused by so-called defective 3M transition splices. The French Court of Appeals at Versailles affirmed the commercial trial court’s decision that the transition splices conformed to contract specifications which were thoroughly analyzed and tested by EDF before purchase and installation. The Court of Appeals, however, ordered a court-appointed expert to study the problem and issue a technical opinion on the cause of the network failures. In spite of considerable testing of 3M’s splices over several years, the court-appointed expert has been unable to identify a defect in the 3M splices and to determine the definitive cause of the network failures. The court-appointed expert is expected to issue his final report by June 30, 2013. Thereafter, the commercial court may take from six months to one year to render its decision.

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

NOTE 12. Stock-Based Compensation

The Company’s annual stock option and restricted stock unit grant is made in February to provide a strong and immediate link between the performance of individuals during the preceding year and the size of their annual stock compensation grants. The grant to eligible employees uses the closing stock price on the grant date. Stock options vest over a period from one year to three years with the expiration date at 10 years from date of grant. Accounting rules require recognition of expense under a non-substantive vesting period approach, requiring compensation expense recognition when an employee is eligible to retire. Employees are considered eligible to retire at age 55 and after having completed five years of service. This retiree-eligible population represents 30 percent of the 2012 annual grant stock-based compensation award expense dollars; therefore, higher stock-based compensation expense is recognized in the first quarter. The remaining total shares available for grant under the 2008 Long Term Incentive Plan Program are 12,315,394 as of June 30, 2012.

In addition to the annual grants, the Company makes other minor grants of stock options, restricted stock units and other stock-based grants. The Company issues cash settled Restricted Stock Units and Stock Appreciation Rights in certain countries. These grants do not result in the issuance of Common Stock and are considered immaterial by the Company.

Amounts recognized in the financial statements with respect to stock-based compensation programs, which include stock options, restricted stock, restricted stock units, performance shares and the General Employees’ Stock Purchase Plan (GESPP), are provided in the following table. Capitalized stock-based compensation amounts were not material at June 30, 2012. The income tax benefits shown in the table can fluctuate by period due to the amount of employee “disqualifying dispositions” related to Incentive Stock Options (ISOs). The Company last granted ISOs in 2002.

Stock-Based Compensation Expense

	Three months ended		Six months ended
	June 30,		June 30,
(Millions)	2012	2011	2012	2011
Cost of sales	$5	$6	$17	$20
Selling, general and administrative expenses	31	44	109	131
Research, development and related expenses	6	6	19	21

Stock-based compensation expenses	$42	$56	$145	$172

Income tax benefits	$(12)	$(15)	$(44)	$(56)

Stock-based compensation expenses, net of tax	$30	$41	$101	$116

The following table summarizes stock option activity during the six months ended June 30, 2012:

Stock Option Program

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (months)	Aggregate Intrinsic Value (millions)
Under option —
January 1	64,148,415	$77.28
Granted:
Annual	5,770,190	87.91
Progressive (Reload)	74,211	88.16
Other	653	89.60
Exercised	(6,449,565)	65.08
Canceled	(299,879)	82.65
June 30	63,244,025	$79.48	58	$641
Options exercisable
June 30	51,829,163	$77.94	47	$605

As of June 30, 2012, there was $82 million of compensation expense that has yet to be recognized related to non-vested stock option based awards. This expense is expected to be recognized over the remaining weighted-average vesting period of 2 years. The total intrinsic values of stock options exercised were $147 million and $256 million during the six months ended June 30, 2012 and 2011, respectively. Cash received from options exercised was $420 million and $694 million for the six months ended June 30, 2012 and 2011, respectively. The Company’s actual tax benefits realized for the tax deductions related to the exercise of employee stock options were $55 million and $74 million for the six months ended June 30, 2012 and 2011, respectively.

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

The following table summarizes restricted stock and restricted stock unit activity during the six months ended June 30, 2012:

Restricted Stock and Restricted Stock Units

		Weighted Average
Restricted Stock and	Number of	Grant Date
Restricted Stock Units	Awards	Fair Value
Nonvested balance —
As of January 1	4,858,972	$73.02
Granted:
Annual	968,522	87.92
Other	81,016	84.04
Vested	(2,553,435)	63.54
Forfeited	(49,791)	81.49
As of June 30	3,305,284	$84.85

As of June 30, 2012, there was $113 million of compensation expense that has yet to be recognized related to non-vested restricted stock and restricted stock units. This expense is expected to be recognized over the remaining weighted-average vesting period of 2.3 years. The total fair value of restricted stock and restricted stock units that vested during the six months ended June 30, 2012 and 2011 was $162 million and $74 million, respectively. The Company’s actual tax benefits realized for the tax deductions related to the vesting of restricted stock and restricted stock units was $84 million and $23 million for the six months ended June 30, 2012 and 2011, respectively.

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

Performance Shares

Beginning in 2008, the Company grants certain members of executive management performance shares on an annual basis. The performance criteria, which were modified in 2010, are designed to focus management attention on three key factors that create long-term stockholder value: Organic Sales Growth, Return on Invested Capital and sales from new products. The number of shares of 3M common stock that could actually be delivered at the end of the three-year performance period may be anywhere from 0% to 200% of each performance share granted, depending on the performance of the Company during such performance period. Non-substantive vesting requires that expense for the performance shares be recognized over one or three years depending on when each individual became a 3M executive. The first performance shares, which were granted in 2008, were distributed in 2011. Performance shares do not accrue dividends during the performance period. Therefore, the grant date fair value is determined by reducing the closing stock price on the date of grant by the net present value of dividends during the performance period. As a result of the significant uncertainty due to the economic crisis of 2008-2009, the Company granted restricted stock units instead of performance shares in 2009. Therefore, since there were no performance shares in 2009, there were also no related distributions in the first six months of 2012. Performance share grants resumed in 2010 and continued thereafter.

The following table summarizes performance share activity during the six months ended June 30, 2012:

		Weighted Average
	Number of	Grant Date
Performance Shares	Awards	Fair Value
Undistributed balance —
As of January 1	878,872	$78.55
Granted	441,055	81.20
Performance change	(32,847)	81.10
Forfeited	(63,535)	80.04
As of June 30	1,223,545	$79.36

As of June 30, 2012, there was $28 million of compensation expense that has yet to be recognized related to performance shares. This expense is expected to be recognized over the remaining weighted-average earnings period of 0.8 years. There were no performance shares distributed or related tax benefits realized during the six months ended June 30, 2012. For the six months ended June 30, 2011, the total fair value of performance shares that were distributed was $18 million and actual tax benefits realized for the tax deductions related to the distribution of performance shares was $5 million.

NOTE 13. Business Segments

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

Business Segment Information

	Three months ended		Six months ended
	June 30,		June 30,
(Millions)	2012	2011	2012	2011
Net Sales
Industrial and Transportation	$2,627	$2,641	$5,287	$5,091
Health Care	1,283	1,269	2,563	2,524
Consumer and Office	1,062	1,038	2,105	2,038
Safety, Security and Protection Services	991	1,011	1,972	1,940
Display and Graphics	882	973	1,714	1,916
Electro and Communications	824	864	1,632	1,700
Corporate and Unallocated	2	3	3	8
Elimination of Dual Credit	(137)	(119)	(256)	(226)
Total Company	$7,534	$7,680	$15,020	$14,991

Operating Income
Industrial and Transportation	$614	$544	$1,214	$1,060
Health Care	414	364	816	733
Consumer and Office	222	202	456	417
Safety, Security and Protection Services	258	242	489	441
Display and Graphics	179	222	342	452
Electro and Communications	195	200	363	378
Corporate and Unallocated	(124)	(93)	(262)	(198)
Elimination of Dual Credit	(30)	(26)	(56)	(50)
Total Company	$1,728	$1,655	$3,362	$3,233

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM*

To the Stockholders and Board of Directors of 3M Company:

We have reviewed the accompanying consolidated balance sheet of 3M Company and its subsidiaries as of June 30, 2012, and the related consolidated statements of income and comprehensive income for the three-month and six-month periods ended June 30, 2012 and 2011 and the consolidated statement of cash flows for the six-month periods ended June 30, 2012 and 2011. These interim financial statements are the responsibility of the Company’s management.

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

August 2, 2012

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

•                  Results of Operations

•                  Performance by Business Segment

•                  Financial Condition and Liquidity

•                  Cautionary Note Concerning Factors That May Affect Future Results

OVERVIEW

3M is a diversified global manufacturer, technology innovator and marketer of a wide variety of products and services. 3M manages its operations in six operating business segments: Industrial and Transportation; Health Care; Consumer and Office; Safety, Security and Protection Services; Display and Graphics; and Electro and Communications. Any references to EMEA refer to Europe, Middle East and Africa on a combined basis.

Second-quarter 2012 sales totaled $7.5 billion, a decrease of 1.9 percent from the second quarter of 2011. The combination of challenging economic conditions and the strong U.S. dollar hurt sales in the quarter. Organic local-currency sales (which include organic volume impacts plus selling price impacts) grew 1.9 percent, driven by higher year-on-year selling prices, as volumes were basically flat versus last year’s second quarter. Acquisitions added 0.5 percent to sales, largely related to the October 2011 acquisition of the do-it-yourself and professional business of GPI Group. Currency impacts reduced sales by 4.3 percent year-on-year, as the U.S. dollar strengthened considerably against the Euro, Brazil real, and other currencies. On a business segment basis, organic local-currency sales increased 5.4 percent in Health Care, 4.2 percent in Industrial and Transportation, 3.1 percent in Consumer and Office, and 3.1 percent in Safety, Security and Protection Services. Organic local-currency sales declined 1.8 percent in Electro and Communications and 6.6 percent in Display and Graphics, both impacted by weakness in the consumer electronics industry.

On a geographic basis, second-quarter 2012 sales increased 4.0 percent in the United States and 0.5 percent in Latin America/Canada, while sales declined 2.1 in Asia Pacific and 10.9 percent in the combined Europe, Middle East and Africa region (EMEA). Foreign currency translation impacts reduced sales in Latin America/Canada by 10.9 percent, EMEA by 10.6 percent, and Asia Pacific by 1.5 percent. Organic local-currency sales growth was led by Latin America/Canada at 11.4 percent, with all business segments contributing, led by Safety, Security and Protection Services, Electro and Communications, and Health Care. Organic local-currency sales in the United States increased 3.6 percent. Organic local-currency sales declined 0.6 percent in the Asia Pacific area, as strong sales performances in both Health Care and Industrial and Transportation were offset by slower year-on-year demand in the consumer electronics industry. 3M expects that its year-on-year growth rates in consumer electronics will begin to improve in the third quarter and continue into the fourth quarter, as sales to this market slowed in the second half of 2011. However, other factors, such as the timing of customer new-product launches, could impact this. Organic local-currency sales in Japan declined 2 percent and were up slightly year-on-year in China. 3M expects to see improving growth rates in China in the second half of 2012. Organic local-currency sales in EMEA declined 1.9 percent, driven by year-on-year declines in Western Europe, as these countries work through their economic and fiscal issues.

Operating income increased 4.4 percent in the second quarter and operating margins were 22.9 percent, an increase of 1.3 percentage points year-on-year. These results benefited from selling price increases (net of minimal raw material price changes), factory efficiency, and cost discipline throughout the organization. In the second quarter of 2012, 3M incurred expenses related to consolidating certain manufacturing and supply chain support activities within Western Europe, along with relocating a portion of its manufacturing operations from Western to Eastern Europe, which on a combined basis decreased earnings by approximately 3 cents per diluted share. In the second quarter of 2012, 3M recognized insurance recoveries related to the 2011 earthquake and tsunami in Japan, which increased earnings by approximately 2 cents per diluted share.

Net income attributable to 3M was $1.167 billion, or $1.66 per diluted share in the second quarter of 2012, compared to $1.160 billion, or $1.60 per diluted share, in the second quarter of 2011. Average diluted shares outstanding declined 3.3 percent year-on-year to 702.6 million, which increased earnings by approximately 5 cents per diluted share. The income tax rate was 30.1 percent in the second quarter, up 3 percentage points versus last year’s second quarter, which decreased earnings by approximately 7 cents per diluted share. This was largely due to the corporate reorganization of a wholly owned subsidiary that resulted in a one-time benefit to international taxes in the second quarter of 2011.

Sales in the first six months of 2012 totaled $15.0 billion, an increase of 0.2 percent, with organic local-currency sales growth led by Industrial and Transportation, Safety, Security and Protection Services, Health Care, and Consumer and Office. Organic local-currency sales declined in Electro and Communications and Display and Graphics, both impacted by weakness in the consumer electronics industry.  Geographically, organic local-currency sales growth was led by Latin America/Canada and the United States, while sales declined in Asia Pacific and EMEA.

Net income attributable to 3M was $2.292 billion, or $3.25 per diluted share in the first six months of 2012, compared to $2.241 billion, or $3.09 per diluted share, in the first six months of 2011. In addition to the second-quarter 2012 restructuring actions discussed above, 3M incurred early retirement/restructuring costs of approximately 4 cents per diluted share in the first quarter of 2012. Of this amount, approximately 3 cents per diluted share related to special termination benefits for a voluntary early retirement incentive program in the United States (discussed in Note 8). The remainder related to selective restructuring in a few developed countries. These actions, in aggregate, are expected to be neutral to full-year 2012 earnings, with the costs incurred in the first quarter of 2012, and the associated benefits realized over the remainder of 2012.

3M estimates that combined direct and indirect business disruption resulting from the first-quarter 2011 earthquake and tsunami in Japan reduced second-quarter 2011 sales growth by 2.4 percentage points, operating margins by 0.5 percentage points, and earnings by approximately 7 cents per diluted share. This business disruption reduced first-quarter 2011 sales growth by 0.7 percentage points, operating margins by 0.4 percentage points, and earnings by approximately 3 cents per diluted share. Japan represented approximately 9 percent of total 3M sales for total year 2011. Refer to 3M’s 2011 Annual Report on Form 10-K (Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview section) for more information concerning this item.

The following table contains sales and operating income results by business segment for the three months ended June 30, 2012 and 2011. In addition to the discussion below, refer to the section entitled “Performance by Business Segment” later in MD&A for a more detailed discussion of the sales and income results of the Company and its respective business segments (including Corporate and Unallocated). Refer to Note 13 for additional information on business segments, including Elimination of Dual Credit.

	Three months ended June 30,
	2012		2011		% change
	Net	Operating	Net	Operating	Net	Operating
(Dollars in millions)	Sales	Income	Sales	Income	Sales	Income
Business Segments
Industrial and Transportation	$2,627	$614	$2,641	$544	(0.6)%	13.0%
Health Care	1,283	414	1,269	364	1.1	13.4
Consumer and Office	1,062	222	1,038	202	2.3	10.2
Safety, Security and Protection Services	991	258	1,011	242	(1.9)	6.3
Display and Graphics	882	179	973	222	(9.3)	(19.1)
Electro and Communications	824	195	864	200	(4.7)	(2.3)
Corporate and Unallocated	2	(124)	3	(93)	—	—
Elimination of Dual Credit	(137)	(30)	(119)	(26)	—	—
Total Company	$7,534	$1,728	$7,680	$1,655	(1.9)%	4.4%

Sales in the second quarter of 2012 decreased 1.9 percent. Organic local-currency sales increased 1.9 percent, acquisitions added 0.5 percent and foreign currency translation impacts reduced sales by 4.3 percent. Sales increased 2.3 percent in Consumer and Office, increased 1.1 percent in Health Care, declined 0.6 percent in Industrial and Transportation, and declined 1.9 percent in Safety, Security and Protection Services. Sales declined 4.7 percent in Electro and Communications and 9.3 percent in Display and Graphics, both impacted by weakness in the consumer electronics industry. 3M’s six business segments all achieved operating income margins in excess of 20 percent. Worldwide operating income margins for the second quarter of 2012 were 22.9 percent, compared to 21.6 percent for the second quarter of 2011.

3M generated $2.217 billion of operating cash flows in the first six months of 2012, an increase of $33 million when compared to the first six months of 2011. Refer to the section entitled “Financial Condition and Liquidity” later in MD&A for a discussion of items impacting cash flows. In the first six months of 2012, the Company purchased $1.163 billion of treasury stock compared to $1.358 billion of treasury stock repurchases in the first six months of 2011. As of June 30, 2012, approximately $3.5 billion of 3M common stock remained available for repurchase under the February 2011 repurchase authorization of $7.0 billion, which has no pre-established end date. In February 2012, 3M’s Board of Directors authorized a dividend increase of 7.3 percent for 2012, marking the 54th consecutive year of dividend increases for 3M. 3M’s debt to total capital ratio (total capital defined as debt plus equity) was 27 percent at June 30, 2012 and 25 percent at December 31, 2011. As discussed in Note 7, in June 2012, 3M issued $650 million aggregate principal amount of five-year fixed rate notes due 2017 and $600 million aggregate principal amount of ten-year fixed rate notes due 2022. 3M has an AA- credit rating with a stable outlook from Standard & Poor’s and an Aa2 credit rating with a stable outlook from Moody’s Investors Service. The Company has significant cash on hand and sufficient additional access to capital markets to meet its funding needs.

On a worldwide basis, 3M’s pension and postretirement plans were 82 percent funded at year-end 2011. The U.S. qualified plans, which were approximately 71 percent of the worldwide pension obligation, were 86 percent funded, the international pension plans were 87 percent funded, and the U.S. non-qualified pension plan is not funded. Asset returns in 2011 for the U.S. qualified plan were 8.7%. The year-end 2011 discount rate was 4.15%, down 1.08 percentage points from the 2010 discount rate of 5.23%. The decrease in discount rates, both U.S. and internationally, resulted in a significantly higher valuation of the projected benefit obligation, which reduced the plans’ funded status. The changes in 3M’s defined-benefit pension and postretirement plans’ funded status significantly impacted several balance sheet lines at year-end 2011. These changes increased long-term liabilities by approximately $2.4 billion and decreased stockholders’ equity by approximately $1.6 billion, with the other major impact primarily related to increased deferred taxes within other assets. Other pension and postretirement changes during the year, such as contributions and amortization, also impacted these balance sheet captions.

3M expects to contribute approximately $1 billion of cash to its global pension and postretirement plans in 2012, with $672 million contributed in the first half of 2012. On July 2, 2012, the Company contributed an additional $200 million to its U.S. qualified plan. The Company does not have a required minimum cash pension contribution obligation for its U.S. plans in 2012. 3M expects pension and postretirement benefit expense in 2012 to increase by approximately $89 million pre-tax, or approximately 9 cents per diluted share, when compared to 2011. This 9 cents per diluted share increase includes the costs associated with the first-quarter 2012 voluntary early retirement incentive program in the United States (discussed earlier).

There are a few major items that will negatively impact earnings in 2012. As discussed further above, 3M expects that pension and postretirement expense will decrease 2012 earnings, when compared to 2011, by approximately 9 cents per diluted share. 3M’s assessment of the income tax rate indicates an expected 2012 effective tax rate of approximately 29.5 percent compared to 27.8 percent for 2011. In addition, currency effects are expected to have a negative impact on earnings. 3M currently expects that sales growth and related incremental income, in addition to expected productivity improvements, selling price increases in excess of raw material price inflation, and other benefits, should more than offset the items that will negatively impact earnings.

Forward-looking statements in Part I, Item 2 may involve risks and uncertainties that could cause results to differ materially from those projected (refer to the section entitled “Cautionary Note Concerning Factors That May Affect Future Results” in Part I, Item 2 and the risk factors provided in Part II, Item 1A for discussion of these risks and uncertainties).

RESULTS OF OPERATIONS

Percent change information compares the second quarter or first six months of 2012 with the same period last year, unless otherwise indicated.

Net Sales:

	Three months ended June 30, 2012
	United States	Asia Pacific	Europe, Middle East & Africa	Latin America/ Canada	Other Unallocated	Worldwide
Net sales (millions)	$2,683	$2,269	$1,695	$888	$(1)	$7,534
% of worldwide sales	35.6%	30.1%	22.5%	11.8%	—	100.0%
Components of net sales change:
Volume — organic	0.7%	0.3%	(4.6)%	6.6%	—	—%
Price	2.9	(0.9)	2.7	4.8	—	1.9
Organic local-currency sales	3.6	(0.6)	(1.9)	11.4	—	1.9
Acquisitions	0.4	—	1.6	—	—	0.5
Translation	—	(1.5)	(10.6)	(10.9)	—	(4.3)
Total sales change	4.0%	(2.1)%	(10.9)%	0.5%	—	(1.9)%

Sales in the second quarter of 2012 decreased 1.9 percent. Organic local-currency sales grew 1.9 percent, led by Latin America/Canada at 11.4 percent and the United States at 3.6 percent. Organic local-currency sales declined 0.6 percent in Asia Pacific, impacted by softness in China and electronics. Organic local-currency sales declined 1.9 percent in Europe, Middle East and Africa, impacted by weakness in Western Europe. Acquisitions added 0.5 percent to worldwide growth and currency impacts reduced second quarter 2012 worldwide sales growth by 4.3 percent. Worldwide selling prices rose 1.9 percent in the second quarter, despite selling price declines in 3M’s optical systems business, where prices typically decline each year, which is common for the electronics’ industry.

	Six months ended June 30, 2012
	United States	Asia Pacific	Europe, Middle East & Africa	Latin America/ Canada	Other Unallocated	Worldwide
Net sales (millions)	$5,240	$4,566	$3,460	$1,758	$(4)	$15,020
% of worldwide sales	34.9%	30.4%	23.0%	11.7%	—	100.0%
Components of net sales change:
Volume — organic	2.0%	(1.5)%	(3.6)%	7.2%	—	0.1%
Price	2.7	(0.8)	2.7	4.4	—	1.8
Organic local-currency sales	4.7	(2.3)	(0.9)	11.6	—	1.9
Acquisitions	0.4	0.5	2.6	0.1	—	1.0
Translation	—	(0.2)	(7.3)	(7.4)	—	(2.7)
Total sales change	5.1%	(2.0)%	(5.6)%	4.3%	—	0.2%

Sales in the first six months of 2012 increased 0.2 percent. Organic local-currency sales grew 1.9 percent, led by Latin America/Canada at 11.6 percent and the United States at 4.7 percent. Organic local-currency sales declined 0.9 percent in Europe, Middle East and Africa, impacted by weakness in Western Europe. Organic local-currency sales declined 2.3 percent in Asia Pacific, impacted by softness in China and electronics. Acquisitions added 1.0 percent to worldwide growth and currency impacts reduced first six months 2012 worldwide sales growth by 2.7 percent. Worldwide selling prices rose 1.8 percent in the first six months, despite selling price declines in 3M’s optical systems business, where prices typically decline each year, which is common for the electronics’ industry.

Operating Expenses:

	Three months ended			Six months ended
	June 30,			June 30,
(Percent of net sales)	2012	2011	Change	2012	2011	Change
Cost of sales	51.4%	52.6%	(1.2)%	51.6%	52.3%	(0.7)%
Selling, general and administrative expenses	20.3	20.6	(0.3)	20.5	20.8	(0.3)
Research, development and related expenses	5.4	5.2	0.2	5.5	5.3	0.2
Operating income	22.9%	21.6%	1.3%	22.4%	21.6%	0.8%

As discussed in the overview section, 3M expects pension and postretirement expense to increase approximately $89 million for total year 2012 when compared to 2011. This includes a $26 million charge related to the first-quarter 2012 voluntary early retirement incentive program (discussed in Note 8). Including this charge, the year-on-year increase in pension and postretirement expense for the first six months was $67 million, with $22 million of this year-on-year increase in the second quarter. This increase negatively impacted cost of sales; selling, general and administrative expenses (SG&A); and research, development and related expenses (R&D).

Cost of Sales:

Cost of sales includes manufacturing, engineering and freight costs. Cost of sales as a percent of net sales was 51.4 percent in the second quarter of 2012, a decrease of 1.2 percentage points from the same quarter last year. Second-quarter selling price increases, net of minimal raw material price changes, benefited second-quarter 2012 cost of sales as a percent of sales. Foreign currency impacts also benefited cost of sales. Offsetting this benefit was higher pension and postretirement costs (of which a portion impacts cost of sales).

Cost of sales in the first six months of 2012 was 51.6 percent, a decrease of 0.7 percentage points from the same period last year. First six months 2012 selling price increases, net of raw material price changes, benefited first six months 2012 cost of sales as a percent of sales, with this benefit partially offset by higher pension and postretirement costs.

Selling, General and Administrative Expenses:

SG&A in dollars decreased $53 million, or 3.3 percent, in the second quarter of 2012 when compared to the second quarter of 2011. In addition to cost-control efforts, 3M experienced some savings from its first-quarter 2012 voluntary early retirement incentive program and restructuring actions. Higher year-on-year pension and postretirement expense negatively impacted SG&A. SG&A, measured as a percent of sales, declined 0.3 percentage points to 20.3 percent.

SG&A in dollars decreased $34 million, or 1.1 percent, in the first six months of 2012 when compared to the first six months of 2011. In addition to cost-control efforts, 3M experienced some savings from its first-quarter 2012 voluntary early retirement incentive program and restructuring actions. First six months 2012 SG&A included increases from acquired businesses which were largely not in 3M’s first-quarter 2011 base spending, primarily related to SG&A spending for Winterthur Technologie AG and the do-it-yourself and professional business of GPI Group. In addition, higher year-on-year pension and postretirement expense, including the impact of the voluntary early retirement incentive program, plus expense related to restructuring actions, negatively impacted SG&A. SG&A, measured as a percent of sales, declined 0.3 percentage points to 20.5 percent.

Research, Development and Related Expenses:

R&D expense in dollars increased $4 million, or 1.1 percent, in the second quarter of 2012 when compared to the second quarter of 2011, and increased $17 million, or 2.2 percent, in the first six months of 2012 when compared to the first six months of 2011. 3M continued to support its key growth initiatives. In both the second-quarter and first six months of 2012, in addition to cost-control efforts, 3M experienced some savings from its first-quarter 2012 voluntary early retirement incentive program and restructuring actions. R&D expense was also impacted in the second-quarter and first six months of 2012 by higher pension and postretirement expense. R&D, measured as a percent of sales, increased to 5.5 percent of sales in the first six months of 2012, compared to 5.3 percent of sales in the first six months of 2011.

Operating Income:

Operating income margins were 22.9 percent in the second quarter of 2012 compared to 21.6 in the second quarter of 2011, an increase of 1.3 percentage points. This included a 1.6 percentage point benefit from selling price increases, net of minimal raw material price changes, and a 0.3 percentage point benefit from foreign currency impacts. These benefits were partially offset by increased pension and postretirement benefit costs, which decreased margins by 0.3 percentage points, and other net impacts, which also decreased margins by 0.3 percentage points.

Operating income margins were 22.4 percent in the first six months of 2012 compared to 21.6 in the first six months of 2011, an increase of 0.8 percentage points. This was primarily comprised of a 1.2 percentage point benefit from selling price increases, net of raw material price changes. This was partially offset by increased pension and postretirement benefit costs, which reduced margins by 0.4 percentage points.

Interest Expense and Income:

	Three months ended		Six months ended
	June 30,		June 30,
(Millions)	2012	2011	2012	2011
Interest expense	$43	$50	$83	$93
Interest income	(10)	(9)	(19)	(19)
Total	$33	$41	$64	$74

Interest expense was lower in both the second quarter and first six months of 2012 compared to the same periods last year, primarily due to lower average worldwide debt balances and lower interest rates on U.S. debt, partially offset by higher interest rates on international debt. Interest income was relatively flat year-on-year when comparing the second quarter and first six months of 2012 to the same periods last year.

Provision for Income Taxes:

	Three months ended		Six months ended
	June 30,		June 30,
(Percent of pre-tax income)	2012	2011	2012	2011
Effective tax rate	30.1%	27.1%	29.5%	27.8%

The effective tax rate for the second quarter of 2012 was 30.1 percent, compared to 27.1 percent in the second quarter of 2011, an increase of 3.0 percentage points. The effective tax rate for the first six months of 2012 was 29.5 percent, compared to 27.8 percent in the first six months of 2011, an increase of 1.7 percentage points. Various factors increased or decreased the effective tax rate when compared to the same periods last year. Factors which increased the Company’s effective tax rate year-on-year included international taxes, specifically with respect to the corporate reorganization of a wholly owned international subsidiary (which benefited 2011), adjustments to its income tax reserves, and the lapse of the U.S. research and development credit. These factors, when compared to the same periods last year, increased the effective tax rate in the second quarter and first six months of 2012 by 4.9 and 2.9 percentage points, respectively. Factors which decreased the effective tax rate year-on-year included international taxes as a result of changes to the geographic mix of income before taxes and benefits from certain realized credits. These factors, when compared to the same periods last year, decreased the effective tax rate in the second quarter and first six months of 2012 by 1.9 and 1.2 percentage points, respectively.

The company currently expects that its effective tax rate for total year 2012 will be approximately 29.5 percent. The rate will change from quarter to quarter due to discrete items, such as the settlement of income tax audits and changes in tax laws, as well as recurring factors, such as the geographic mix of income before taxes.

Net Income Attributable to Noncontrolling Interest:

	Three months ended		Six months ended
	June 30,		June 30,
(Millions)	2012	2011	2012	2011
Net income attributable to noncontrolling interest	$19	$17	$35	$39

Net income attributable to noncontrolling interest represents the elimination of the income or loss attributable to non-3M ownership interests in 3M consolidated entities. The changes in noncontrolling interest amounts are primarily related to Sumitomo 3M Limited (Japan), which is 3M’s most significant consolidated entity with non-3M ownership interests. As of June 30, 2012, 3M’s effective ownership in Sumitomo 3M Limited is 75 percent.

Currency Effects:

3M estimates that year-on-year currency effects, including hedging impacts, decreased net income attributable to 3M by approximately $36 million for the three months ended June 30, 2012 and decreased net income attributable to 3M by approximately $62 million for the six months ended June 30, 2012. This estimate includes the effect of translating profits from local currencies into U.S. dollars and the impact of currency fluctuations on the transfer of goods between 3M operations in the United States and abroad. This estimate also includes year-on-year currency effects from transaction gains and losses, including derivative instruments designed to reduce foreign currency exchange rate risks and the negative impact of swapping Venezuelan bolivars into U.S. dollars, which 3M estimates increased net income attributable to 3M by approximately $42 million for three months ended June 30, 2012 and increased net income attributable to 3M by approximately $35 million for the six months ended June 30, 2012.

Significant Accounting Policies:

Information regarding new accounting standards is included in Note 1 to the Consolidated Financial Statements.

As discussed in 3M’s 2011 Annual Report on Form 10-K, goodwill is tested for impairment annually in the fourth quarter of each year and is tested between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. 3M indicated that factors which could result in future impairment charges, among others, include changes in worldwide economic conditions, changes in competitive conditions and customer preferences, and fluctuations in foreign currency exchange rates. Given the current overall economic and other conditions in markets served by certain reporting units (particularly Security Systems), 3M will continue to monitor impacted reporting units to assess whether long term expectations have been significantly impacted such that an impairment test would be required. The Company concluded that no such test was required for the period ended June 30, 2012. 3M will continue such interim monitoring in addition to its detailed fourth quarter annual impairment test. If future non-cash impairment charges are taken, 3M would expect that only a portion of the associated long-lived assets or goodwill would be impaired.

PERFORMANCE BY BUSINESS SEGMENT

Disclosures related to 3M’s business segments are provided in Note 13. The reportable segments are Industrial and Transportation; Health Care; Consumer and Office; Safety, Security and Protection Services; Display and Graphics; and Electro and Communications.

In addition to these six operating business segments, 3M assigns certain costs to “Corporate and Unallocated”, which is presented separately in the preceding business segments table and in Note 13. Corporate and Unallocated includes a variety of miscellaneous items, such as corporate investment gains and losses, certain derivative gains and losses, certain insurance-related gains and losses, certain litigation and environmental expenses, corporate restructuring charges and certain under- or over-absorbed costs (e.g. pension, stock-based compensation) that the Company may choose not to allocate directly to its business segments. Because this category includes a variety of miscellaneous items, it is subject to fluctuation on a quarterly and annual basis. The primary items driving higher expenses in Corporate and Unallocated in the second quarter and first six months of 2012 when compared to the same period last year were pension and postretirement expense, as a portion of the 2012 increase in these expenses were not allocated directly to the six operating business segments ($16 million and $31 million, respectively, in the second quarter and first six months of 2012), and an increase in respirator mask/asbestos liabilities and receivables, which nets to a $12 million and $26 million charge, respectively, in the second quarter and first six months of 2012 (as discussed in Note 11).

Information related to 3M’s business segments for the second quarter and first six months of both 2012 and 2011 is presented in the tables that follow. Organic local-currency sales include both organic volume impacts plus selling price impacts. Acquisition impacts are measured separately for the first twelve months of the acquisition. The acquisition and divestiture impacts, if any, foreign currency translation impact and total sales change are also provided for each business segment. Any references to EMEA relate to Europe, Middle East and Africa on a combined basis.

Industrial and Transportation Business:

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Sales (millions)	$2,627	$2,641	$5,287	$5,091
Sales change analysis:
Organic local currency	4.2%	10.4%	5.4%	11.8%
Acquisitions	0.2	7.1	1.6	5.4
Translation	(5.0)	7.1	(3.2)	5.3
Total sales change	(0.6)%	24.6%	3.8%	22.5%

Operating income (millions)	$614	$544	$1,214	$1,060
Percent change	13.0%	17.2%	14.5%	16.9%
Percent of sales	23.4%	20.6%	23.0%	20.8%

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

Second quarter of 2012:

Sales in Industrial and Transportation totaled $2.6 billion, down 0.6 percent in U.S. dollars. Organic local-currency sales increased 4.2 percent, acquisitions added 0.2 percent, and foreign currency translation reduced sales by 5.0 percent. On an organic local-currency basis, sales growth was strongest in automotive OEM, aerospace, abrasives and energy/advanced materials.

Geographically, organic local-currency sales increased 8 percent in Latin America/Canada, 7 percent in Asia Pacific, and 5 percent in the United States. Organic local-currency sales in EMEA declined 1 percent.

Operating income was $614 million in the second quarter, 13.0 percent higher than the second quarter of last year. Operating income margins improved by 2.8 percentage points to 23.4 percent. Cost control efforts helped drive operating income growth.

First six months of 2012:

Sales in Industrial and Transportation totaled $5.3 billion, up 3.8 percent in U.S. dollars. Organic local-currency sales increased 5.4 percent, acquisitions added 1.6 percent, and foreign currency translation reduced sales by 3.2 percent. Acquisitions growth was primarily driven by Winterthur Technologie AG (Winterthur) in the abrasives market and Alpha Beta Enterprise Co. Ltd. (Alpha Beta) in industrial tapes, both of which are discussed further below. On an organic local-currency basis, sales growth was strongest in automotive OEM, aerospace, energy/advanced materials, and abrasives.

Geographically, organic local-currency sales increased 8 percent in both Latin America/Canada and the United States, 5 percent in Asia Pacific, and 1 percent in EMEA.

Operating income was $1.214 billion in the first six months, 14.5 percent higher than the first six months of last year. Operating income margins improved by 2.2 percentage points to 23.0 percent. Revenue growth and cost control helped drive operating income growth.

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

Health Care Business:

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Sales (millions)	$1,283	$1,269	$2,563	$2,524
Sales change analysis:
Organic local currency	5.4%	2.8%	4.2%	3.7%
Acquisitions	0.4	5.0	0.2	5.1
Translation	(4.7)	6.5	(2.9)	4.7
Total sales change	1.1%	14.3%	1.5%	13.5%

Operating income (millions)	$414	$364	$816	$733
Percent change	13.4%	6.2%	11.2%	6.4%
Percent of sales	32.3%	28.7%	31.8%	29.1%

The Health Care segment serves markets that include medical clinics and hospitals, pharmaceuticals, dental and orthodontic practitioners, health information systems, and food manufacturing and testing. Products and services provided to these and other markets include medical and surgical supplies, skin health and infection prevention products, inhalation and transdermal drug delivery systems, dental and orthodontic products (oral care), health information systems, and food safety products.

Second quarter of 2012:

Health Care sales totaled $1.3 billion, an increase of 1.1 percent in U.S. dollars. Organic local-currency sales increased 5.4 percent, acquisitions added 0.4 percent, and foreign currency translation reduced sales by 4.7 percent. Organic local-currency sales rose in all businesses, led by food safety, health information systems (which provides solutions for coding and classification of patient data), and skin/wound care. In April 2012, 3M further strengthened its health information systems business by acquiring CodeRyte, Inc., which provides clinical natural language processing technology and computer-assisted coding solutions for outpatient providers.

On a geographic basis, organic local-currency sales increased 12 percent in Latin America/Canada, 11 percent in Asia Pacific, 4 percent in EMEA, and 3 percent in the United States. In emerging markets, China and Mexico both exceeded 20 percent organic local-currency sales growth in the quarter. In developed markets, Health Care also posted positive organic local-currency growth, including growth in Western Europe of 2 percent.

Operating income increased 13.4 percent to $414 million. Operating income margins were 32.3 percent in the second quarter of 2012 compared to 28.7 percent in the second quarter of 2011, as factories continued to run efficiently, discretionary spending is under firm control, and the portfolio mix was favorable.

First six months of 2012:

Health Care sales totaled $2.6 billion, an increase of 1.5 percent in U.S. dollars. Organic local-currency sales increased 4.2 percent, acquisitions added 0.2 percent, and foreign currency translation reduced sales by 2.9 percent. Organic local-currency sales growth was led by health information systems, food safety, and skin/wound care. Sales declined year-on-year in drug delivery systems for the first six months, but did show year-on-year sales growth in the second quarter.

On a geographic basis, organic local-currency sales increased 12 percent in Latin America/Canada, 10 percent in Asia Pacific, 3 percent in the United States, and 1 percent in EMEA. 3M investments in emerging markets have contributed to sales growth. In the first half of 2012, organic local-currency growth in emerging markets was more than 14 percent in 3M’s Health Care business, led by skin/wound care and infection prevention.

Operating income increased 11.2 percent to $816 million. Operating income margins were 31.8 percent in the first six months of 2012 compared to 29.1 percent in the first six months of 2011, driven by manufacturing cost control, utilization and production efficiencies.

Consumer and Office Business:

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Sales (millions)	$1,062	$1,038	$2,105	$2,038
Sales change analysis:
Organic local currency	3.1%	3.8%	2.7%	4.3%
Acquisitions	2.7	0.2	2.8	1.2
Translation	(3.5)	4.9	(2.2)	3.7
Total sales change	2.3%	8.9%	3.3%	9.2%

Operating income (millions)	$222	$202	$456	$417
Percent change	10.2%	(4.3)%	9.5%	(3.1)%
Percent of sales	21.0%	19.5%	21.7%	20.4%

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

Second quarter of 2012:

Sales in Consumer and Office totaled $1.1 billion, up 2.3 percent in U.S. dollars. Organic local-currency sales increased 3.1 percent, acquisitions added 2.7 percent, and foreign currency translation reduced sales by 3.5 percent. On an organic local-currency basis, sales growth was led by the construction and home improvement and home care businesses. This growth more than offset continued weakness in office wholesale and retail, which continues to be impacted by high unemployment levels. Acquisition growth was largely due to the October 2011 acquisition of the do-it-yourself and professional business of GPI Group. GPI is a manufacturer and marketer of home improvement products such as tapes, hooks, insulation and floor protection products and accessories. The addition of GPI’s products expands 3M’s product portfolio in core and complementary categories in the construction and home improvement markets.

On a geographic basis, organic local-currency sales increased 9 percent in Latin America/Canada, 5 percent in Asia Pacific, and 4 percent in the United States. EMEA organic local-currency sales decreased 6 percent in the second quarter.

Consumer and Office operating income increased 10.2 percent to $222 million. Consumer and Office generated operating income margins of 21.0 percent, compared to 19.5 percent in the same period last year, helped by cost control efforts.

First six months of 2012:

Sales in Consumer and Office totaled $2.1 billion, up 3.3 percent in U.S. dollars. Organic local-currency sales increased 2.7 percent, acquisitions added 2.8 percent, and foreign currency translation reduced sales by 2.2 percent. Organic local-currency sales growth was led by the construction and home improvement, consumer health care, and home environment businesses. This growth more than offset continued weakness in office wholesale and retail, which continues to be impacted by high unemployment levels. Acquisition growth was largely due to the October 2011 acquisition of the do-it-yourself and professional business of GPI Group (discussed above).

On a geographic basis, organic local-currency sales increased 11 percent in Latin America/Canada, 6 percent in Asia Pacific, and 1 percent in the United States. EMEA organic local-currency sales decreased 4 percent in the first six months.

Consumer and Office operating income increased 9.5 percent to $456 million. Consumer and Office generated operating income margins of 21.7 percent, compared to 20.4 percent in the same period last year, helped by cost control efforts.

Safety, Security and Protection Services Business:

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Sales (millions)	$991	$1,011	$1,972	$1,940
Sales change analysis:
Organic local currency	3.1%	5.4%	4.9%	5.2%
Acquisitions	—	7.0	—	6.6
Translation	(5.0)	7.3	(3.3)	5.3
Total sales change	(1.9)%	19.7%	1.6%	17.1%

Operating income (millions)	$258	$242	$489	$441
Percent change	6.3%	22.7%	10.8%	16.2%
Percent of sales	26.0%	24.0%	24.8%	22.8%

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

Second quarter of 2012:

Safety, Security and Protection Services sales totaled $991 million, down 1.9 percent in U.S. dollars. Organic local-currency sales grew 3.1 percent and foreign currency translation reduced sales by 5.0 percent. On an organic local-currency basis, sales growth was strongest in infrastructure protection, personal safety, and building and commercial services. Sales declined year-on-year in security systems.

Geographically, organic local-currency sales rose 23 percent in Latin America/Canada and 2 percent in both Asia Pacific and the United States. Organic local-currency sales declined 4 percent in EMEA.

Operating income increased 6.3 percent to $258 million. Operating income margins rose 2 percentage points to 26.0 percent. A number of factors drove the margin improvement, including selling price increases (net of raw material price changes), improved factory utilization levels, and favorable sales mix.

First six months of 2012:

Safety, Security and Protection Services sales totaled $2.0 billion, up 1.6 percent in U.S. dollars. Organic local-currency sales grew 4.9 percent and foreign currency translation reduced sales by 3.3 percent. Organic local-currency sales grew in roofing granules, infrastructure protection, personal safety, and building and commercial services.

First six-months 2012 organic local-currency sales declined 14 percent in security systems. As discussed in “Significant Accounting Policies” earlier in the “Results of Operations” section, 3M will continue to monitor this business to assess whether long term expectations have been significantly impacted such that an impairment test would be required. The Company concluded that no such test was required for the period ended June 30, 2012.

Geographically, organic local-currency sales increased 21 percent in Latin America/Canada, 6 percent in the United States, and 2 percent in Asia Pacific. Organic local-currency sales declined 2 percent in EMEA.

Selling price increases (net of raw material price changes), plus factory efficiencies, drove a 10.8 percent increase in operating income and a 2.0 percentage point improvement in operating income margins, as margins improved to 24.8 percent.

Display and Graphics Business:

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Sales (millions)	$882	$973	$1,714	$1,916
Sales change analysis:
Organic local currency	(6.6)%	(10.7)%	(8.9)%	(2.9)%
Acquisitions	—	0.1	—	—
Translation	(2.7)	3.5	(1.6)	2.9
Total sales change	(9.3)%	(7.1)%	(10.5)%	—%

Operating income (millions)	$179	$222	$342	$452
Percent change	(19.1)%	(28.3)%	(24.2)%	(13.2)%
Percent of sales	20.3%	22.8%	20.0%	23.6%

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

Second quarter of 2012:

Sales in Display and Graphics totaled $882 million, down 9.3 percent in U.S. dollars. Organic local-currency sales decreased 6.6 percent and foreign currency translation reduced sales by 2.7 percent. On an organic local-currency basis, lower film volumes for LCD TVs drove a 20 percent decline in optical systems sales in the second quarter of 2012. Quarterly year-on-year comparisons in optical systems should begin moderating as 2012 progresses, as 2011 optical sales were highest in the first quarter and sequentially declined each quarter throughout 2011. 3M continues to see good growth in optical films for battery-powered devices, such as smartphones and tablets. Organic local-currency sales increased in both architectural markets and commercial graphics, and were down slightly in traffic safety systems.

Organic local-currency sales increased 9 percent in the United States and 8 percent in Latin America/Canada. Organic local-currency sales declined 6 percent in EMEA and 14 percent in Asia Pacific, which was largely electronics-related.

Operating income in the second quarter of 2012 totaled $179 million, or 20.3 percent of sales, compared to 22.8 percent in the second quarter of 2011, with the difference largely attributable to the decline in optical systems.

First six months of 2012:

Sales in Display and Graphics were $1.7 billion, down 10.5 percent in U.S. dollars. Organic local-currency sales decreased 8.9 percent and foreign currency translation reduced sales by 1.6 percent. Optical systems sales declined 24 percent, driven by lower optical film volumes for LCD TVs. Organic local-currency sales increased in both architectural markets and commercial graphics, and were down slightly in traffic safety systems.

Organic local-currency sales increased 9 percent in both Latin America/Canada and the United States. Organic local-currency sales declined 7 percent in EMEA and 17 percent in Asia Pacific, where the decrease in optical systems sales was a major factor.

Operating income in the first six months of 2012 totaled $342 million, or 20.0 percent of sales, compared to 23.6 percent in the first six months of 2011, with the difference largely attributable to the decline in optical systems.

Electro and Communications Business:

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Sales (millions)	$824	$864	$1,632	$1,700
Sales change analysis:
Organic local currency	(1.8)%	8.1%	(2.4)%	12.4%
Acquisitions	—	0.1	—	0.1
Translation	(2.9)	5.9	(1.6)	4.7
Total sales change	(4.7)%	14.1%	(4.0)%	17.2%

Operating income (millions)	$195	$200	$363	$378
Percent change	(2.3)%	13.8%	(3.9)%	17.2%
Percent of sales	23.7%	23.1%	22.3%	22.2%

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

Second quarter of 2012:

Electro and Communications sales totaled $824 million, down 4.7 percent in U.S. dollars. Organic local-currency sales declined 1.8 percent and foreign currency translation reduced sales by 2.9 percent. Organic local-currency sales declined in the consumer electronics-related businesses due to lower customer production levels and weak demand. 3M currently expects the consumer electronics-related business to improve in the second half of 2012. 3M will also benefit from easier second-half year-on-year comparisons. Organic local-currency sales also declined in the telecommunications markets business. Organic local-currency sales increased in 3M’s electrical markets business, which supplies connectors and related solutions to the power utility, MRO (maintenance, repair and overhaul) and OEM markets.

On a geographic basis, organic local-currency sales increased 13 percent in Latin America/Canada and 6 percent in the United States. Organic local-currency sales declined 5 percent in Asia Pacific and 8 percent in EMEA.

Operating income decreased 2.3 percent to $195 million in the second quarter of 2012. Operating income margins were 23.7 percent, compared to 23.1 percent in the second quarter of 2011.

First six months of 2012:

Electro and Communications sales totaled $1.6 billion, down 4.0 percent in U.S. dollars. Organic local-currency sales declined 2.4 percent and foreign currency translation reduced sales by 1.6 percent. Organic local-currency sales declined in the consumer electronics-related businesses and telecommunications markets business. Organic local-currency sales increased in 3M’s electrical markets business.

On a geographic basis, organic local-currency sales increased 10 percent in Latin America/Canada and 5 percent in the United States. Organic local-currency sales declined 6 percent in EMEA and 7 percent in Asia Pacific.

Operating income decreased 3.9 percent to $363 million in the first six months of 2012. Operating income margins were 22.3 percent, compared to 22.2 percent in the first six months of 2011.

FINANCIAL CONDITION AND LIQUIDITY

As indicated in the following table, 3M’s net debt at June 30, 2012 totaled $373 million, compared to $590 million at December 31, 2011. At June 30, 2012, 3M had $5.9 billion of cash, cash equivalents, and marketable securities and $6.3 billion of debt. Debt included $5.657 billion of long-term debt and $650 million related to the current portion of long-term debt and other borrowings. The current portion of long-term debt includes $500 million (principal amount) of medium-term notes due in December 2012. In August 2013, an additional $850 million (principal amount) of medium-term notes becomes due. As discussed in Note 7, in June 2012, 3M issued $650 million aggregate principal amount of five-year fixed rate notes due 2017 and $600 million aggregate principal amount of ten-year fixed rate notes due 2022. The strength of 3M’s capital structure and consistency of its cash flows provide 3M reliable access to capital markets. Additionally, the Company’s maturity profile is staggered to ensure refinancing needs in any given year are reasonable in proportion to the total portfolio. The Company has an AA- credit rating, with a stable outlook, from Standard & Poor’s and an Aa2 credit rating, with a stable outlook, from Moody’s Investors Service.

The Company generates significant ongoing cash flow, which has been used, in part, to pay dividends on 3M common stock, for acquisitions, and to fund share repurchase activities. In 2011, the Company acquired Winterthur Technologie AG and other businesses for approximately $700 million (including purchases of noncontrolling interest). 3M was able to complete these acquisitions without incurring significant additional debt, while maintaining a strong level of cash, cash equivalents and marketable securities. 2012 closed and announced acquisitions are discussed in Note 2.

	June 30,	December 31,
(Millions)	2012	2011

Total Debt	$6,307	$5,166
Less: Cash and cash equivalents and marketable securities	5,934	4,576
Net Debt	$373	$590

The Company defines net debt as total debt less the total of cash, cash equivalents and current and long-term marketable securities. 3M considers net debt to be an important measure of liquidity and of its ability to meet ongoing obligations. This measure is not defined under U.S. generally accepted accounting principles and may not be computed the same as similarly titled measures used by other companies.

The Company has sufficient liquidity to meet currently anticipated growth plans, including capital expenditures, working capital investments and acquisitions. Operating cash flow of $2.217 billion in the first six months of 2012 was utilized for items such as dividends paid to shareholders ($820 million), net treasury stock repurchases ($684 million), and capital spending ($619 million). The Company does not utilize derivative instruments linked to the Company’s stock.

At June 30, 2012 and December 31, 2011, cash, cash equivalents and marketable securities held internationally totaled $3.2 billion and $2.7 billion, respectively, and in the United States totaled $2.7 billion and $1.9 billion, respectively. Cash available in the United States has historically been sufficient to fund dividend payments to shareholders and share repurchases, in addition to funding U.S. acquisitions, U.S. capital spending, U.S. pension/other postemployment benefit contributions, and other items as needed. For those international earnings considered to be reinvested indefinitely, the Company currently has no intention to repatriate these funds. If these international funds are needed for operations in the U.S., 3M would be required to accrue and pay U.S. taxes to repatriate these funds. However, for the international funds considered to be reinvested indefinitely, 3M’s current plans do not indicate a need to repatriate these funds for U.S. operations.

The Company’s financial condition and liquidity are strong. Various assets and liabilities, including cash and short-term debt, can fluctuate significantly from month to month depending on short-term liquidity needs. Working capital (defined as current assets minus current liabilities) totaled $8.381 billion at June 30, 2012, compared with $6.799 billion at December 31, 2011. Working capital increases were primarily attributable to increases in cash/cash equivalents, accounts receivable and inventory, which were partially offset by increases in accounts payable and other current liabilities.

Primary short-term liquidity needs are met through cash on hand, U.S. commercial paper and euro commercial paper issuances. The Company maintains a commercial paper program that allows 3M to have a maximum of $3 billion outstanding with a maximum maturity of 397 days from date of issuance. As of June 30, 2012 and December 31, 2011, 3M had no outstanding commercial paper. The Company believes it is unlikely that its access to the commercial paper market will be restricted.

In August 2011, 3M entered into a $1.5 billion, five-year multi-currency revolving credit agreement, which replaced the existing agreement that was due to expire in April 2012. This credit agreement includes a provision under which 3M may request an increase of up to $500 million, bringing the total facility up to $2 billion (at the lenders’ discretion). This facility was undrawn at June 30, 2012. Also, in August 2011, 3M entered into a $200 million, one-year committed line/letter of credit agreement with HSBC Bank USA. This agreement replaced the sublimit for letters of credit that was previously encompassed in the $1.5 billion five-year facility. As of June 30, 2012, 3M letters of credit issued under this $200 million facility totaled $119 million. An additional $102 million in stand-alone letters of credit was also issued and outstanding at June 30, 2012. These lines/letters of credit are utilized in connection with normal business activities. Under both the $1.5 billion and $200 million credit agreements, the Company is required to maintain its EBITDA to Interest Ratio as of the end of each fiscal quarter at not less than 3.0 to 1. This is calculated (as defined in the agreement) as the ratio of consolidated total EBITDA for the four consecutive quarters then ended to total interest expense on all funded debt for the same period. At June 30, 2012, this ratio was approximately 43 to 1. Debt covenants do not restrict the payment of dividends.

The Company has a “well-known seasoned issuer” shelf registration statement, effective August 5, 2011, which registers an indeterminate amount of debt or equity securities for future sales. This replaced 3M’s previous shelf registration dated February 17, 2009. In September 2011, in connection with the August 5, 2011 shelf registration statement, 3M established a $3 billion medium-term notes program (Series F), from which 3M issued a five-year $1 billion fixed rate note with a coupon rate of 1.375%. Proceeds were used for general corporate purposes, including repayment in November 2011 of $800 million (principal amount) of medium-term notes. In June 2012, 3M issued $650 million aggregate principal amount of five-year fixed rate medium-term notes due 2017 and $600 million aggregate principal amount of ten-year fixed rate medium-term notes due 2022, which were both issued from this $3 billion medium-term notes program (Series F). The designated use of proceeds is for general corporate purposes.

In connection with a prior “well-known seasoned issuer” shelf registration, in June 2007 the Company established a $3 billion medium-term notes program (Series E). Three debt securities have been issued under this medium-term notes program. First, in December 2007, 3M issued a five-year, $500 million, fixed rate note with a coupon rate of 4.65%. Second, in August 2008, 3M issued a five-year, $850 million, fixed rate note with a coupon rate of 4.375%. Third, in October 2008, the Company issued a three-year $800 million, fixed rate note with a coupon rate of 4.50%. The Company entered into interest rate swaps to convert this $800 million note to a floating rate. This three-year fixed rate note and related interest rate swaps matured in the fourth quarter of 2011.

3M’s strong balance sheet and liquidity provide the Company with significant flexibility to take advantage of numerous opportunities going forward. The Company will continue to invest in its operations to drive growth, including continual review of acquisition opportunities. 3M has a long history of dividend increases. In February 2012, 3M’s Board of Directors increased the quarterly dividend on 3M common stock by 7.3 percent to 59 cents per share, equivalent to an annual dividend of $2.36 per share. In February 2011, 3M’s Board of Directors authorized the repurchase of up to $7.0 billion of 3M’s outstanding common stock, which replaced the Company’s previous repurchase program. This authorization has no pre-established end date. At June 30, 2012, the Company has $3.5 billion remaining under the current authorization.

For total year 2012, the Company plans to contribute approximately $1 billion of cash to its U.S. and international pension and postretirement plans. For the six months ended June 30, 2012, contributions totaling $609 million were made to the Company’s U.S. and international pension plans and $63 million to its postretirement plans. On July 2, 2012, the Company contributed an additional $200 million to its U.S. qualified pension plan. The Company does not have a required minimum cash pension contribution obligation for its U.S. plans in 2012. Therefore, the amount of the anticipated discretionary contribution could vary significantly depending on the U.S. qualified plans’ funded status as of the 2012 measurement date and the anticipated tax deductibility of the contribution. Future contributions will also depend on market conditions, interest rates and other factors. 3M believes its strong cash flow and balance sheet will allow it to fund future pension needs without compromising growth opportunities.

The Company uses various working capital measures that place emphasis and focus on certain working capital assets and liabilities. These measures are not defined under U.S. generally accepted accounting principles and may not be computed the same as similarly titled measures used by other companies. One of the primary working capital measures 3M uses is a combined index, which includes accounts receivable, inventory and accounts payable. This combined index (defined as current quarterly net sales multiplied by four, divided by the sum of ending net accounts receivable plus inventory less accounts payable) was 4.8 at June 30, 2012, down from 5.0 and 4.9, respectively, at December 31, 2011 and June 30, 2011. Receivables increased $497 million, or 13 percent, compared with December 31, 2011, with higher June 2012 sales compared to December 2011 sales contributing to this increase. Inventories increased $240 million, or 7 percent, compared with December 31, 2011. As indicated in the next section (cash flows from operating activities), accounts receivables and inventories both increased at lower levels than in the first six months of 2011. At June 30, 2012 compared with December 31, 2011, currency translation decreased accounts receivable by $58 million and inventories by

$26 million. Accounts payable increased $149 million compared with December 31, 2011, with this increase primarily related to changes in business activity.

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

Cash Flows from Operating Activities:

	Six months ended
	June 30,
(Millions)	2012	2011

Net income including noncontrolling interest	$2,327	$2,280
Depreciation and amortization	634	608
Company pension contributions	(609)	(77)
Company postretirement contributions	(63)	(48)
Company pension expense	277	215
Company postretirement expense	58	53
Stock-based compensation expense	145	172
Income taxes (deferred and accrued income taxes)	312	133
Excess tax benefits from stock-based compensation	(41)	(49)
Accounts receivable	(553)	(586)
Inventories	(268)	(376)
Accounts payable	150	100
Product and other insurance receivables and claims	(63)	(39)
Other — net	(89)	(202)
Net cash provided by operating activities	$2,217	$2,184

Cash flows from operating activities can fluctuate significantly from period to period, as pension funding decisions, tax timing differences and other items can significantly impact cash flows.

In the first six months of 2012, cash flows provided by operating activities increased $33 million compared to the first six months of 2011. 3M was able to achieve this growth in operating cash flow despite investing an additional $547 million in its pension and postretirement plans when compared to the same period last year. 3M also invested in working capital (which includes accounts receivable, inventories and accounts payable), but at a lower level than in the first six months of 2011. Working capital increased $671 million in the first six months of 2012, with higher June 2012 sales compared to December 2011 sales contributing to this increase. This compared to working capital increases of $862 million in the first six months of 2011.

Free Cash Flow (non-GAAP measure):

In addition to net cash provided by operating activities, 3M uses free cash flow as a useful measure of performance and as an indication of the strength of the Company and its ability to generate cash. 3M defines free cash flow as net cash provided by operating activities less purchases of property, plant and equipment (which is classified as an investing activity). Free cash flow is not defined under U.S. generally accepted accounting principles (GAAP). Therefore, it should not be considered a substitute for income or cash flow data prepared in accordance with U.S. GAAP and may not be comparable to similarly titled measures used by other companies. It should not be inferred that the entire free cash flow amount is available for discretionary expenditures. Below find a recap of free cash flow for the six months ended June 30, 2012 and 2011.

	Six months ended
	June 30,
(Millions)	2012	2011

Net cash provided by operating activities	$2,217	$2,184
Purchases of property, plant and equipment (PP&E)	(619)	(526)
Free Cash Flow	$1,598	$1,658

Cash Flows from Investing Activities:

	Six months ended
	June 30,
(Millions)	2012	2011

Purchases of property, plant and equipment (PP&E)	$(619)	$(526)
Proceeds from sale of PP&E and other assets	8	5
Acquisitions, net of cash acquired	(144)	(487)
Purchases and proceeds from sale or maturities of marketable securities and investments, net	(103)	205
Other investing	4	(6)
Net cash used in investing activities	$(854)	$(809)

Investments in property, plant and equipment enable growth across many diverse markets, helping to meet product demand and increasing manufacturing efficiency. Capital expenditures were $619 million in the first six months of 2012, an increase of $93 million when compared to the first six months of 2011. 3M’s capital spending is increasingly shifting toward international markets and, in particular, fast-growing developing economies, as 3M continues to migrate manufacturing to better balance sales with manufacturing capability. The Company expects 2012 capital spending to be approximately $1.3 to $1.5 billion.

Refer to Note 2 for information on acquisitions. The Company is actively considering additional acquisitions, investments and strategic alliances, and from time to time may also divest certain businesses.

Purchases of marketable securities and investments and proceeds from sale (or maturities) of marketable securities and investments are primarily attributable to asset-backed securities, agency securities, corporate medium-term note securities and other securities, which are classified as available-for-sale. Interest rate risk and credit risk related to the underlying collateral may impact the value of investments in asset-backed securities, while factors such as general conditions in the overall credit market and the nature of the underlying collateral may affect the liquidity of investments in asset-backed securities. The coupon interest rates for asset-backed securities are either fixed rate or floating. Floating rate coupons reset monthly or quarterly based upon the corresponding monthly or quarterly LIBOR rate. Each individual floating rate security has a coupon based upon the respective LIBOR rate +/- an amount reflective of the credit risk of the issuer and the underlying collateral on the original issue date. Terms of the reset are unique to individual securities. Fixed rate coupons are established at the time the security is issued and are based upon a spread to a related maturity treasury bond. The spread against the treasury bond is reflective of the credit risk of the issuer and the underlying collateral on the original issue date. 3M does not currently expect risk related to its holdings in asset-backed securities to materially impact its financial condition or liquidity. Refer to Note 6 for more details about 3M’s diversified marketable securities portfolio, which totaled $2.626 billion as of June 30, 2012. Purchases of marketable securities and investments, net of proceeds from sales or maturities, totaled $103 million in the first six months of 2012. Proceeds from sales or maturities of marketable securities and investments, net of purchases, totaled $205 million in the first six months of 2011. Purchases of investments also include additional survivor benefit insurance and equity investments.

Cash Flows from Financing Activities:

	Six months ended
	June 30,
(Millions)	2012	2011

Change in short-term debt — net	$(34)	$(13)
Repayment of debt (maturities greater than 90 days)	(18)	(143)
Proceeds from debt (maturities greater than 90 days)	1,244	109
Total cash change in debt	$1,192	$(47)
Purchases of treasury stock	(1,163)	(1,358)
Proceeds from issuances of treasury stock pursuant to stock option and benefit plans	479	753
Dividends paid to stockholders	(820)	(783)
Excess tax benefits from stock-based compensation	41	49
Other — net	—	(51)
Net cash used in financing activities	$(271)	$(1,437)

Total debt at June 30, 2012, was $6.3 billion, up $1.1 billion from year-end 2011. Total debt was 27 percent of total capital (total capital is defined as debt plus equity) at June 30, 2012, compared to 25 percent of total capital at year-end 2011. Repayment of debt in the first six months of 2012 was minimal. Repayment of debt in the first six months of 2011 included repayment of a portion of debt related to the 5.8 billion Japanese Yen note installment paid in March 2011 and repayment of a portion of debt that was acquired, primarily related to the Winterthur acquisition. Proceeds from debt in the first six months of 2012 related to the June 2012 issuance of $650 million aggregate principal amount of five-year fixed rate medium-term notes due 2017 and $600 million aggregate principal amount of ten-year fixed rate medium-term notes due 2022 (refer to Note 7 for further detail). Proceeds from debt in the first six months of 2011 primarily related to an amendment to a Canada loan agreement which increased the principal amount of the loan by 100.5 million Canadian Dollars.

Repurchases of common stock are made to support the Company’s stock-based employee compensation plans and for other corporate purposes. In the first six months of 2012, the Company purchased $1.163 billion of treasury stock compared to $1.358 billion of treasury stock in the first six months of 2011. As of June 30, 2012, approximately $3.5 billion of 3M common stock remained available for repurchase under the February 2011 repurchase authorization of $7.0 billion, which has no pre-established end date. For more information, refer to the table titled “Issuer Purchases of Equity Securities” in Part II, Item 2.

Cash dividends paid to stockholders totaled $820 million in the first six months of 2012 compared to $783 million in the first six months of 2011. 3M has paid dividends since 1916. In February 2012, the Board of Directors increased the quarterly dividend on 3M common stock by 7.3 percent to 59 cents per share, equivalent to an annual dividend of $2.36 per share. This marked the 54th consecutive year of dividend increases.

In addition to the items described below, other cash flows from financing activities may include various other items, such as distributions to or sales of noncontrolling interests, changes in cash overdraft balances, and principal payments for capital leases.

In the first six months of 2011, subsequent to acquiring a controlling interest in Winterthur, 3M purchased additional outstanding shares of its Winterthur subsidiary for $50 million, increasing 3M’s ownership interest from approximately 86 percent to approximately 98 percent as of June 30, 2011 (subsequently increased to 100 percent as of December 31, 2011). These additional purchases are reflected as other financing activities in the statement of cash flows.  In addition, during the first six months of 2011, 3M sold a noncontrolling interest in a newly formed subsidiary for an immaterial amount, which was also classified as other financing activity in the consolidated statement of cash flows.

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

Foreign Exchange Rates Risk:

Foreign currency exchange rates and fluctuations in those rates may affect the Company’s net investment in foreign subsidiaries and may cause fluctuations in cash flows related to foreign denominated transactions. 3M is also exposed to the translation of foreign currency earnings to the U.S. dollar. The Company enters into foreign exchange forward and option contracts to hedge against the effect of exchange rate fluctuations on cash flows denominated in foreign currencies and certain intercompany financing transactions. These transactions are designated as cash flow hedges. Generally, 3M dedesignates these cash flow hedge relationships in advance of the occurrence of the forecasted transaction. The maximum length of time over which 3M hedges its exposure to the variability in future cash flows for a majority of the forecasted transactions is 12 months and, accordingly, at June 30, 2012, the majority of the Company’s open foreign exchange forward and option contracts had maturities of one year or less. In addition, 3M enters into foreign currency forward contracts that are not designated in hedging relationships to offset, in part, the impacts of certain intercompany activities (primarily associated with intercompany licensing arrangements). As circumstances warrant, the Company also uses cross currency swaps, forwards and foreign currency denominated debt as hedging instruments to hedge portions of the Company’s net investments in foreign operations. The dollar equivalent gross notional amount of the Company’s foreign exchange forward and option contracts designated as cash flow hedges and those not designated as hedging instruments were $5.9 billion and $1.1 billion, respectively, at June 30, 2012. As of June 30, 2012, the Company had no cross currency swap and foreign currency forward contracts designated as net investment hedges, but had designated certain of 3M’s foreign currency denominated debt as nonderivative hedging instruments in certain net investment hedges as discussed in Note 9 in the “Net Investment Hedges” section.

Interest Rates Risk:

The Company may be impacted by interest rate volatility with respect to existing debt and future debt issuances. 3M manages interest expense using a mix of fixed and floating rate debt. To help manage borrowing costs, the Company may enter into interest rate swaps that are designated and qualify as fair value hedges. Under these arrangements, the Company agrees to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated by reference to an agreed-upon notional principal amount. The dollar equivalent (based on inception date foreign currency exchange rates) gross notional amount of the Company’s interest rate swaps at June 30, 2012 was $342 million. Additional details about 3M’s long-term debt can be found in Note 10 in 3M’s 2011 Annual Report on Form 10-K, including references to information regarding derivatives and/or hedging instruments associated with the Company’s long-term debt.

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

The dollar equivalent gross notional amount of the Company’s natural gas commodity price swaps designated as cash flow hedges and precious metal commodity price swaps not designated in hedge relationships were $20 million and $3 million, respectively, at June 30, 2012.

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

In addition to the possible adverse and positive impacts discussed in the preceding table related to foreign exchange rates, recent historical information is as follows. 3M estimates that year-on-year currency effects, including hedging impacts, had the following effects on net income attributable to 3M: first six-months 2012 ($62 million decrease), full-year

2011 ($154 million increase) and full-year 2010 ($15 million increase). This estimate includes the effect of translating profits from local currencies into U.S. dollars; the impact of currency fluctuations on the transfer of goods between 3M operations in the United States and abroad; and transaction gains and losses, including derivative instruments designed to reduce foreign currency exchange rate risks and the negative impact of swapping Venezuelan bolivars into U.S. dollars. 3M estimates that year-on-year derivative and other transaction gains and losses had the following effects on net income attributable to 3M: first six-months 2012 ($35 million increase), full-year 2011 (immaterial impact) and full-year 2010 ($115 million decrease).

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

3M COMPANY

FORM 10-Q

For the Quarterly Period Ended June 30, 2012

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

Issuer Purchases of Equity

Securities (registered pursuant to

Section 12 of the Exchange Act)

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (Millions)
January 1-31, 2012	1,263,561	$84.83	1,252,356	$4,483
February 1-29, 2012	2,396,317	$87.73	1,745,000	$4,330
March 1-31, 2012	2,466,062	$87.94	2,433,944	$4,116
Total January 1-March 31, 2012	6,125,940	$87.22	5,431,300	$4,116
April 1-30, 2012	2,452,708	$87.24	2,434,773	$3,904
May 1-31, 2012	2,654,275	$85.98	2,363,345	$3,701
June 1-30, 2012	2,218,795	$85.99	2,212,897	$3,511
Total April 1-June 30, 2012	7,325,778	$86.41	7,011,015	$3,511
Total January 1-June 30, 2012	13,451,718	$86.78	12,442,315	$3,511

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

Item 5. Other Information. — No matters require disclosure.

Item 6. Exhibits.

Exhibits. These exhibits are either incorporated by reference into this report or filed herewith with this report. Exhibit numbers 10.1 through 10.37 are management contracts or compensatory plans or arrangements.

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

(10.18)	3M VIP Excess Plan is incorporated by reference from our Form 8-K dated November 14, 2008.
(10.19)	Amendment of 3M VIP Excess Plan is incorporated by reference from our Form 8-K dated November 24, 2009.
(10.20)	3M VIP (Voluntary Investment Plan) Plus is incorporated by reference from Registration Statement No. 333-73192 on Form S-8, filed on November 13, 2001.
(10.21)	Amendment of 3M VIP Plus is incorporated by reference from our Form 8-K dated November 14, 2008.
(10.22)	3M Deferred Compensation Plan, as amended through February 2008, is incorporated by reference from our Form 8-K dated February 14, 2008.
(10.23)	Amendment of 3M Deferred Compensation Plan is incorporated by reference from our Form 8-K dated November 14, 2008.
(10.24)	3M Deferred Compensation Excess Plan is incorporated by reference from our Form 10-K for the year ended December 31, 2009.
(10.25)	3M Performance Awards Deferred Compensation Plan is incorporated by reference from our Form 10-K for the year ended December 31, 2009.
(10.26)	3M Executive Annual Incentive Plan is incorporated by reference from our Form 8-K dated May 14, 2007.
(10.27)	Description of changes to 3M Compensation Plan for Non-Employee Directors is incorporated by reference from our Form 8-K dated August 8, 2005.
(10.28)	3M Compensation Plan for Non-Employee Directors, as amended, through November 8, 2004, is incorporated by reference from our Form 10-K for the year ended December 31, 2004.
(10.29)	Amendment of 3M Compensation Plan for Non-Employee Directors is incorporated by reference from our Form 8-K dated November 14, 2008.
(10.30)	3M Executive Life Insurance Plan, as amended, is incorporated by reference from our Form 10-K for the year ended December 31, 2003.
(10.31)	Summary of Personal Financial Planning Services for 3M Executives is incorporated by reference from our Form 10-K for the year ended December 31, 2003.
(10.32)	3M policy on reimbursement of incentive payments is incorporated by reference from our Form 10-K for the year ended December 31, 2006.
(10.33)	Amended and Restated 3M Nonqualified Pension Plan I is incorporated by reference from our Form 8-K dated December 23, 2008.
(10.34)	Amended and Restated 3M Nonqualified Pension Plan II is incorporated by reference from our Form 8-K dated December 23, 2008.
(10.35)	3M Nonqualified Pension Plan III is incorporated by reference from our Form 8-K dated November 14, 2008.
(10.36)	Appointment and Compensatory arrangements between 3M and David W. Meline are incorporated by reference from our Form 8-K dated July 23, 2008.
(10.37)	Policy on Reimbursement of Incentive Compensation (effective May 11, 2010) is incorporated by reference from our Form 10-Q dated August 4, 2010.
(10.38)	Five-year credit agreement as of August 5, 2011, is incorporated by reference from our Form 8-K dated August 10, 2011.
(10.39)	Letter of credit agreement as of August 24, 2011 is incorporated by reference from our Form 8-K dated August 30, 2011.
(10.40)

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
(101)

The following financial information from 3M Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2012, filed with the SEC on August 2, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statement of Income for the three-month and six-month periods ended June 30, 2012 and 2011, (ii) the Consolidated Statement of Comprehensive Income for the three-month and six-month periods ended June 30, 2012 and 2011 (iii) the Consolidated Balance Sheet at June 30, 2012 and December 31, 2011, (iv) the Consolidated Statement of Cash Flows for the six-month periods ended June 30, 2012 and 2011, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

3M COMPANY

(Registrant)

Date: August 2, 2012

By	/s/ David W. Meline
David W. Meline,
Senior Vice President and Chief Financial Officer
(Mr. Meline is the Principal Financial Officer and has
been duly authorized to sign on behalf of the Registrant.)