Form 10-Q
period 2012-09-30
3M CO
filed 2012-11-01
CIK 66740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2012
Common Stock, $0.01 par value per share	691,931,278 shares

This document (excluding exhibits) contains 77 pages.

The table of contents is set forth on page 2.

The exhibit index begins on page 74.

3M COMPANY

Form 10-Q for the Quarterly Period Ended September 30, 2012

3M COMPANY

FORM 10-Q

For the Quarterly Period Ended September 30, 2012

PART I.  Financial Information

Item 1.  Financial Statements.

3M Company and Subsidiaries

Consolidated Statement of Income

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
(Millions, except per share amounts)	2012	2011	2012	2011
Net sales	$7,497	$7,531	$22,517	$22,522
Operating expenses
Cost of sales	3,935	4,027	11,694	11,869
Selling, general and administrative expenses	1,487	1,534	4,567	4,648
Research, development and related expenses	397	389	1,216	1,191
Total operating expenses	5,819	5,950	17,477	17,708
Operating income	1,678	1,581	5,040	4,814

Interest expense and income
Interest expense	44	48	127	141
Interest income	(10)	(10)	(29)	(29)
Total interest expense — net	34	38	98	112

Income before income taxes	1,644	1,543	4,942	4,702
Provision for income taxes	464	440	1,435	1,319
Net income including noncontrolling interest	$1,180	$1,103	$3,507	$3,383

Less: Net income attributable to noncontrolling interest	19	15	54	54

Net income attributable to 3M	$1,161	$1,088	$3,453	$3,329

Weighted average 3M common shares outstanding — basic	693.0	707.7	694.7	710.9
Earnings per share attributable to 3M common shareholders — basic	$1.68	$1.54	$4.97	$4.68

Weighted average 3M common shares outstanding — diluted	703.1	715.5	703.9	722.8
Earnings per share attributable to 3M common shareholders — diluted	$1.65	$1.52	$4.91	$4.61

Cash dividends paid per 3M common share	$0.59	$0.55	$1.77	$1.65

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries

Consolidated Statement of Comprehensive Income

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
(Millions)	2012	2011	2012	2011
Net income including noncontrolling interest	$1,180	$1,103	$3,507	$3,383
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	412	(490)	211	(14)
Defined benefit pension and postretirement plans adjustment	96	77	291	207
Debt and equity securities, unrealized gain (loss)	3	(2)	4	(5)
Cash flow hedging instruments, unrealized gain (loss)	(36)	54	(28)	37
Total other comprehensive income (loss), net of tax	475	(361)	478	225
Comprehensive income (loss) including noncontrolling interest	1,655	742	3,985	3,608
Comprehensive (income) loss attributable to noncontrolling interest	(30)	(32)	(55)	(75)
Comprehensive income (loss) attributable to 3M	$1,625	$710	$3,930	$3,533

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries

Consolidated Balance Sheet

(Unaudited)

	September 30,	December 31,
(Dollars in millions, except per share amount)	2012	2011
Assets
Current assets
Cash and cash equivalents	$3,029	$2,219
Marketable securities — current	1,989	1,461
Accounts receivable — net	4,409	3,867
Inventories
Finished goods	1,783	1,536
Work in process	1,163	1,061
Raw materials and supplies	896	819
Total inventories	3,842	3,416
Other current assets	1,225	1,277
Total current assets	14,494	12,240

Marketable securities — non-current	1,400	896
Investments	142	155
Property, plant and equipment	22,042	21,166
Less: Accumulated depreciation	(14,103)	(13,500)
Property, plant and equipment — net	7,939	7,666
Goodwill	7,216	7,047
Intangible assets — net	1,847	1,916
Prepaid pension benefits	47	40
Other assets	1,394	1,656
Total assets	$34,479	$31,616

Liabilities
Current liabilities
Short-term borrowings and current portion of long-term debt	$1,506	$682
Accounts payable	1,805	1,643
Accrued payroll	684	676
Accrued income taxes	301	355
Other current liabilities	2,299	2,085
Total current liabilities	6,595	5,441

Long-term debt	4,852	4,484
Pension and postretirement benefits	3,114	3,972
Other liabilities	1,777	1,857
Total liabilities	$16,338	$15,754

Commitments and contingencies (Note 11)

Equity
3M Company shareholders’ equity:
Common stock par value, $.01 par value, 944,033,056 shares issued	$9	$9
Additional paid-in capital	3,998	3,767
Retained earnings	30,150	28,348
Treasury stock, at cost: 252,101,778 shares at September 30, 2012; 249,063,015 shares at December 31, 2011	(11,965)	(11,679)
Accumulated other comprehensive income (loss)	(4,548)	(5,025)
Total 3M Company shareholders’ equity	17,644	15,420
Noncontrolling interest	497	442
Total equity	$18,141	$15,862
Total liabilities and equity	$34,479	$31,616

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries

Consolidated Statement of Cash Flows

(Unaudited)

	Nine months ended
	September 30,
(Millions)	2012	2011
Cash Flows from Operating Activities
Net income including noncontrolling interest	$3,507	$3,383
Adjustments to reconcile net income including noncontrolling interest to net cash provided by operating activities
Depreciation and amortization	956	919
Company pension and postretirement contributions	(918)	(373)
Company pension and postretirement expense	490	400
Stock-based compensation expense	181	210
Deferred income taxes	89	(37)
Excess tax benefits from stock-based compensation	(53)	(52)
Changes in assets and liabilities
Accounts receivable	(493)	(557)
Inventories	(368)	(364)
Accounts payable	141	(30)
Accrued income taxes (current and long-term)	(48)	212
Product and other insurance receivables and claims	(11)	(45)
Other — net	89	(120)
Net cash provided by operating activities	3,562	3,546

Cash Flows from Investing Activities
Purchases of property, plant and equipment (PP&E)	(977)	(862)
Proceeds from sale of PP&E and other assets	15	12
Acquisitions, net of cash acquired	(248)	(531)
Purchases of marketable securities and investments	(4,313)	(2,592)
Proceeds from sale of marketable securities and investments	1,778	1,042
Proceeds from maturities of marketable securities	1,597	1,353
Other investing	14	(6)
Net cash used in investing activities	(2,134)	(1,584)

Cash Flows from Financing Activities
Change in short-term debt — net	(36)	(13)
Repayment of debt (maturities greater than 90 days)	(18)	(474)
Proceeds from debt (maturities greater than 90 days)	1,251	1,108
Purchases of treasury stock	(1,490)	(2,207)
Proceeds from issuance of treasury stock pursuant to stock option and benefit plans	772	865
Dividends paid to shareholders	(1,228)	(1,171)
Excess tax benefits from stock-based compensation	53	52
Other — net	(18)	(58)
Net cash used in financing activities	(714)	(1,898)

Effect of exchange rate changes on cash and cash equivalents	96	(65)

Net increase (decrease) in cash and cash equivalents	810	(1)
Cash and cash equivalents at beginning of year	2,219	3,377
Cash and cash equivalents at end of period	$3,029	$3,376

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

Earnings Per Share

The difference in the weighted average 3M shares outstanding for calculating basic and diluted earnings per share attributable to 3M common shareholders is a result of the dilution associated with the Company’s stock-based compensation plans. Certain options outstanding under these stock-based compensation plans were not included in the computation of diluted earnings per share attributable to 3M common shareholders because they would not have had a dilutive effect (6.3 million average options for the three months ended September 30, 2012; 15.6 million average options for the nine months ended September 30, 2012; 29.7 million average options for the three months ended September 30, 2011; and 12.3 million average options for the nine months ended September 30, 2011). The computations for basic and diluted earnings per share follow:

Earnings Per Share Computations

	Three months ended		Nine months ended
	September 30,		September 30,
(Amounts in millions, except per share amounts)	2012	2011	2012	2011
Numerator:
Net income attributable to 3M	$1,161	$1,088	$3,453	$3,329

Denominator:
Denominator for weighted average 3M common shares outstanding — basic	693.0	707.7	694.7	710.9

Dilution associated with the Company’s stock-based compensation plans	10.1	7.8	9.2	11.9

Denominator for weighted average 3M common shares outstanding — diluted	703.1	715.5	703.9	722.8

Earnings per share attributable to 3M common shareholders — basic	$1.68	$1.54	$4.97	$4.68
Earnings per share attributable to 3M common shareholders — diluted	$1.65	$1.52	$4.91	$4.61

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

In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment. Under this standard, entities testing goodwill for impairment now have an option of performing a qualitative assessment before having to calculate the fair value of a reporting unit. If an entity determines, on the basis of qualitative factors, that the fair value of the reporting unit is more-likely-than-not less than the carrying amount, the existing quantitative impairment test is required. Otherwise, no further impairment testing is required. For 3M, this ASU was effective beginning January 1, 2012, with early adoption permitted under certain conditions. The adoption of this standard did not have a material impact on 3M’s consolidated results of operations or financial condition.

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

In July 2012, the FASB issued ASU No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment. Under this standard, entities testing long-lived intangible assets for impairment now have an option of performing a qualitative assessment to determine whether further impairment testing is necessary. If an entity determines, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is more-likely-than-not less than the carrying amount, the existing quantitative impairment test is required. Otherwise, no further impairment testing is required. For 3M, this ASU is effective beginning January 1, 2013, with early adoption permitted under certain conditions. The adoption of this standard is not expected to have a material impact on 3M’s consolidated results of operations or financial condition.

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

During the nine months ended September 30, 2012, the purchase price paid for business combinations (net of cash acquired) aggregated to $248 million. The allocations of purchase price related to the acquisitions of CodeRyte, Inc. in April 2012 and the business purchased from Federal Signal Corp. in September 2012 are considered preliminary, largely with respect to tax-related items and certain other assets and liabilities. Adjustments in the first nine months of 2012 to the preliminary purchase price allocations of other acquisitions within the allocation period were not material and primarily related to the 2011 acquisitions of Winterthur Technologie AG and the business acquired from GPI Group. Refer to Note 2 in 3M’s 2011 Annual Report on Form 10-K for more information on 3M’s 2011 acquisitions.

In April 2012, 3M (Health Care Business) purchased all of the outstanding shares of CodeRyte, Inc., an industry leader in clinical natural processing technology and computer-assisted coding solutions for healthcare outpatient providers, which is headquartered in Bethesda, Maryland.

In September 2012, 3M (Display and Graphics Business) purchased the net assets of Federal Signal Technologies Group from Federal Signal Corp., for a total purchase price of approximately $104 million. This business focuses on electronic toll collection and parking management hardware and software services, with primary facilities spread throughout the United States and in the U.K.

For acquisitions which closed in the first nine months of 2012, purchased identifiable finite-lived intangible assets totaled $95 million. These assets will be amortized on a straight-line basis over a weighted-average life of 12 years (lives ranging from 2 to 15 years). Acquired in-process research and development and identifiable intangible assets for which significant assumed renewals or extensions of underlying arrangements impacted the determination of their useful lives were not material. Pro forma information related to acquisitions was not included because the impact on the Company’s consolidated results of operations was not considered to be material.

In December 2011, 3M (Consumer and Office Business) entered into a definitive agreement to acquire the Office and Consumer Products business of Avery Dennison Corp. (Avery). 3M and Avery withdrew from the regulatory approval process for this acquisition in September 2012 and subsequently announced that they had terminated this agreement in October 2012.

In October 2012, 3M (Industrial and Transportation Business) announced that it had entered into a definitive agreement to acquire Ceradyne, Inc. (Ceradyne) and commenced its cash tender offer for all outstanding shares of Ceradyne at a price of $35.00 per share. The tender offer is scheduled to expire on November 27, 2012, unless extended. The proposed transaction has an aggregate value of approximately $860 million, or approximately $670 million net of cash, cash equivalents, short-term investments and debt. Ceradyne, headquartered in Costa Mesa, California, is involved in the development and production of advanced technical ceramics for demanding applications in the automotive, oil and gas, solar, industrial, electronics and defense industries. The transaction is expected to be completed in the fourth quarter of 2012, subject to customary closing conditions including any necessary regulatory approvals.

NOTE 3.  Goodwill and Intangible Assets

Purchased goodwill related to acquisitions that closed during the first nine months of 2012 totaled $127 million, $39 million of which is deductible for tax purposes. The acquisition activity in the following table includes the net impacts of adjustments to the preliminary allocation of purchase price for prior year acquisitions, which increased goodwill by $12 million. The amounts in the “Translation and other” column in the following table primarily relate to changes in foreign currency exchange rates. The goodwill balances by business segment as of December 31, 2011 and September 30, 2012, follow:

Goodwill

	December 31, 2011	Acquisition	Translation	September 30, 2012
(Millions)	Balance	activity	and other	Balance
Industrial and Transportation	$1,961	$6	$23	$1,990
Health Care	1,514	88	(5)	1,597
Consumer and Office	228	6	6	240
Safety, Security and Protection Services	1,675	—	19	1,694
Display and Graphics	993	39	(7)	1,025
Electro and Communications	676	—	(6)	670
Total Company	$7,047	$139	$30	$7,216

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

Acquired Intangible Assets

For the nine months ended September 30, 2012, gross intangible assets (excluding goodwill) acquired through business combinations increased balances, with this impact largely offset by changes in foreign currency exchange rates. The carrying amount and accumulated amortization of acquired finite-lived intangible assets, in addition to the balance of non-amortizable intangible assets, as of September 30, 2012, and December 31, 2011, follow:

	September 30,	December 31,
(Millions)	2012	2011
Patents	$562	$561
Other amortizable intangible assets (primarily tradenames and customer related intangibles)	2,338	2,323
Total gross carrying amount	$2,900	$2,884

Accumulated amortization — patents	(393)	(374)
Accumulated amortization — other	(783)	(717)
Total accumulated amortization	$(1,176)	$(1,091)

Total finite-lived intangible assets — net	$1,724	$1,793

Non-amortizable intangible assets (tradenames)	123	123
Total intangible assets — net	$1,847	$1,916

Amortization expense for acquired intangible assets for the three-month and nine-month periods ended September 30, 2012 and 2011 follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(Millions)	2012	2011	2012	2011
Amortization expense	$60	$59	$176	$176

The table below shows expected amortization expense for acquired amortizable intangible assets recorded as of September 30, 2012:

	Remainder
	of						After
(Millions)	2012	2013	2014	2015	2016	2017	2017
Amortization expense	$58	$225	$201	$188	$175	$160	$717

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

NOTE 4.  Supplemental Equity and Comprehensive Income Information

Consolidated Statement of Changes in Equity

Three months ended September 30, 2012

		3M Company Shareholders
(Millions)	Total	Common Stock and Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest
Balance at June 30, 2012	$16,873	$3,963	$29,465	$(12,010)	$(5,012)	$467

Net income	1,180		1,161			19
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	412				401	11
Defined benefit pension and post-retirement plans adjustment	96				96	—
Debt and equity securities - unrealized gain (loss)	3				3	—
Cash flow hedging instruments - unrealized gain/(loss)	(36)				(36)	—
Total other comprehensive income (loss), net of tax	475
Dividends paid	(408)		(408)
Stock-based compensation, net of tax impacts	44	44
Reacquired stock	(316)			(316)
Issuances pursuant to stock option and benefit plans	293		(68)	361
Balance at September 30, 2012	$18,141	$4,007	$30,150	$(11,965)	$(4,548)	$497

Nine months ended September 30, 2012

		3M Company Shareholders
(Millions)	Total	Common Stock and Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest
Balance at December 31, 2011	$15,862	$3,776	$28,348	$(11,679)	$(5,025)	$442

Net income	3,507		3,453			54
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	211				210	1
Defined benefit pension and post-retirement plans adjustment	291				291	—
Debt and equity securities - unrealized gain (loss)	4				4	—
Cash flow hedging instruments - unrealized gain/(loss)	(28)				(28)	—
Total other comprehensive income (loss), net of tax	478
Dividends paid	(1,228)		(1,228)
Stock-based compensation, net of tax impacts	231	231
Reacquired stock	(1,483)			(1,483)
Issuances pursuant to stock option and benefit plans	774		(423)	1,197
Balance at September 30, 2012	$18,141	$4,007	$30,150	$(11,965)	$(4,548)	$497

Three months ended September 30, 2011

		3M Company Shareholders
(Millions)	Total	Common Stock and Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest
Balance at June 30, 2011	$17,742	$3,692	$27,110	$(10,511)	$(2,961)	$412

Net income	1,103		1,088			15
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	(490)				(507)	17
Defined benefit pension and post-retirement plans adjustment	77				77	—
Debt and equity securities - unrealized gain (loss)	(2)				(2)	—
Cash flow hedging instruments - unrealized gain/(loss)	54				54	—
Total other comprehensive income (loss), net of tax	(361)
Dividends paid	(388)		(388)
Stock-based compensation, net of tax impacts	42	42
Reacquired stock	(837)			(837)
Issuances pursuant to stock option and benefit plans	111		(26)	137
Balance at September 30, 2011	$17,412	$3,734	$27,784	$(11,211)	$(3,339)	$444

Nine months ended September 30, 2011

		3M Company Shareholders
(Millions)	Total	Common Stock and Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest
Balance at December 31, 2010	$16,017	$3,477	$25,995	$(10,266)	$(3,543)	$354

Net income	3,383		3,329			54
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	(14)				(34)	20
Defined benefit pension and post-retirement plans adjustment	207				206	1
Debt and equity securities - unrealized gain (loss)	(5)				(5)	—
Cash flow hedging instruments - unrealized gain/(loss)	37				37	—
Total other comprehensive income (loss), net of tax	225
Dividends paid	(1,171)		(1,171)
Business combination allocation to noncontrolling interest	56					56
Purchase and sale of subsidiary shares - net	(42)	(1)				(41)
Stock-based compensation, net of tax impacts	258	258
Reacquired stock	(2,181)			(2,181)
Issuances pursuant to stock option and benefit plans	867		(369)	1,236
Balance at September 30, 2011	$17,412	$3,734	$27,784	$(11,211)	$(3,339)	$444

Accumulated Other Comprehensive Income (Loss) Attributable to 3M

	September 30,	December 31,
(Millions)	2012	2011
Cumulative translation adjustment	$324	$114
Defined benefit pension and postretirement plans adjustment	(4,864)	(5,155)
Debt and equity securities, unrealized gain (loss)	(2)	(6)
Cash flow hedging instruments, unrealized gain (loss)	(6)	22
Total accumulated other comprehensive income (loss)	$(4,548)	$(5,025)

Components of Comprehensive Income (Loss) Attributable to 3M

	Three months ended		Nine months ended
	September 30,		September 30,
(Millions)	2012	2011	2012	2011
Net income attributable to 3M	$1,161	$1,088	$3,453	$3,329

Cumulative translation	380	(489)	211	(63)
Tax effect	21	(18)	(1)	29
Cumulative translation - net of tax	401	(507)	210	(34)

Defined benefit pension and postretirement plans adjustment	153	120	460	358
Tax effect	(57)	(43)	(169)	(152)
Defined benefit pension and postretirement plans adjustment - net of tax	96	77	291	206

Debt and equity securities, unrealized gain (loss)	4	(3)	6	(8)
Tax effect	(1)	1	(2)	3
Debt and equity securities, unrealized gain (loss) - net of tax	3	(2)	4	(5)

Cash flow hedging instruments, unrealized gain (loss)	(57)	85	(44)	59
Tax effect	21	(31)	16	(22)
Cash flow hedging instruments unrealized gain (loss) - net of tax	(36)	54	(28)	37

Total comprehensive income (loss) attributable to 3M	$1,625	$710	$3,930	$3,533

Reclassification adjustments are made to avoid double counting in comprehensive income items that are also recorded as part of net income. Reclassifications to earnings from accumulated other comprehensive income including noncontrolling interest that related to pension and postretirement expense in the income statement were $153 million pre-tax ($96 million after-tax) for the three months ended September 30, 2012, $460 million pre-tax ($291 million after-tax) for the nine months ended September 30, 2012, $117 million pre-tax ($77 million after-tax) for the three months ended September 30, 2011, and $355 million pre-tax ($207 million after-tax) for the nine months ended September 30, 2011. These pension and postretirement expense pre-tax amounts are shown in the table in Note 8 as amortization of transition (asset) obligation, amortization of prior service cost (benefit) and amortization of net actuarial (gain) loss. Cash flow hedging instruments reclassifications are provided in Note 9. Reclassifications to earnings from accumulated other comprehensive income that related to realized losses due to sales or impairments (net of realized gains) for debt and equity securities were not material for the three months ended September 30, 2012, $1 million pre-tax ($1 million after-tax) for the nine months ended September 30, 2012, $4 million pre-tax ($2 million after-tax) for the three months ended September 30, 2011, and $2 million pre-tax ($1 million after-tax) for the nine months ended September 30, 2011. Income taxes are not provided for foreign translation relating to permanent investments in international subsidiaries, but tax effects within cumulative translation does include impacts from items such as net investment hedge transactions.

Purchase and Sale of Subsidiary Shares

As discussed in Note 2 in 3M’s 2011 Annual Report on Form 10-K, in early March 2011, 3M acquired a controlling interest in Winterthur Technologie AG (Winterthur), making Winterthur a consolidated subsidiary as of this business acquisition date. As of this business acquisition date, noncontrolling interest related to Winterthur totaled $56 million. Subsequent to this business acquisition date, 3M purchased additional outstanding shares of its Winterthur subsidiary increasing 3M’s ownership interest from approximately 86 percent as of the business acquisition date to approximately 98 percent as of

September 30, 2011, and subsequently to 100 percent as of December 31, 2011. The $50 million of cash paid in the first nine months of 2011 as a result of these additional purchases of Winterthur shares was classified as other financing activity in the consolidated statement of cash flows. These additional purchases did not result in a material transfer from noncontrolling interest to 3M Company shareholders’ equity. In addition, during the first nine months of 2011 and 2012, 3M sold a noncontrolling interest in a newly formed subsidiary and purchased the remaining noncontrolling interest of another subsidiary, both for immaterial amounts, which were also classified as other financing activities in the consolidated statement of cash flows.

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

Currently, the Company is under examination by the IRS for its U.S. federal income tax returns for the years 2011 and 2012. It is anticipated that the IRS will complete its examination of the Company for 2011 by the end of the first quarter of 2013, and for 2012 by the end of the first quarter of 2014. As of September 30, 2012, the IRS has not proposed any significant adjustments to the Company’s tax positions for which the Company is not adequately reserved.

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

3M anticipates changes to the Company’s uncertain tax positions due to the closing of various audit years mentioned above. Currently, the Company is not able to reasonably estimate the amount by which the liability for unrecognized tax benefits will increase or decrease during the next 12 months as a result of the ongoing income tax authority examinations. The total amounts of unrecognized tax benefits that, if recognized, would affect the effective tax rate are $210 million and $295 million as of September 30, 2012 and December 31, 2011, respectively.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in tax expense. The Company recognized in the consolidated statement of income on a gross basis approximately $3 million of benefit for both the three months ended September 30, 2012 and September 30, 2011, and approximately $8 million of benefit and an immaterial impact for the nine months ended September 30, 2012 and September 30, 2011, respectively. At September 30, 2012 and December 31, 2011, accrued interest and penalties in the consolidated balance sheet on a gross basis were $48 million and $56 million, respectively. Included in these interest and penalty amounts are interest and penalties related to tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The effective tax rate for the third quarter of 2012 was 28.2 percent, compared to 28.6 percent in the third quarter of 2011, a decrease of 0.4 percentage points. The effective tax rate for the first nine months of 2012 was 29.0 percent, compared to 28.1 percent in the first nine months of 2011, an increase of 0.9 percentage points. Various factors increased or decreased the effective tax rate when compared to the same periods last year. The primary factors which increased the Company’s effective tax rate year-on-year included international taxes, specifically with respect to the corporate reorganization of a wholly owned international subsidiary (which benefited 2011), and the lapse of the U.S. research and development credit. These and other factors, when compared to the same periods last year, increased the effective tax rate in the third quarter and first nine months of 2012 by 2.5 and 1.6 percentage points, respectively. Factors which decreased the Company’s effective tax rate year-on-year included international taxes as a result of changes to the geographic mix of income before taxes, benefits from certain realized credits, and adjustments to its income tax reserves. These factors, when compared to the same periods last year, decreased the effective tax rate in the third quarter and first nine months of 2012 by 2.9 and 0.7 percentage points, respectively.

The provision for income taxes is determined using the asset and liability approach. Under this approach, deferred income taxes represent the expected future tax consequences of temporary differences between the carrying amounts and tax basis of assets and liabilities. The Company records a valuation allowance to reduce its deferred tax assets when uncertainty regarding their realizability exits. As of September 30, 2012 and December 31, 2011, the Company had valuation allowances of $31 million and $82 million on its deferred tax assets, respectively. The valuation allowance was reduced in the first quarter of 2012 due to the closure of audits with certain taxing authorities.

NOTE 6.  Marketable Securities

The Company invests in agency securities, corporate securities, asset-backed securities, treasury securities and other securities. The following is a summary of amounts recorded on the Consolidated Balance Sheet for marketable securities (current and non-current).

	September 30,	December 31,
(Millions)	2012	2011

U.S. government agency securities	$316	$119
Foreign government agency securities	3	8
Corporate debt securities	499	413
Commercial paper	396	30
Certificates of deposit/time deposits	76	49
U.S. treasury securities	34	—
U.S. municipal securities	20	9
Asset-backed securities:
Automobile loan related	454	530
Credit card related	143	244
Equipment lease related	32	54
Other	16	5
Asset-backed securities total	645	833

Current marketable securities	$1,989	$1,461

U.S. government agency securities	$410	$361
Foreign government agency securities	61	15
Corporate debt securities	492	255
U.S. treasury securities	18	34
U.S. municipal securities	14	5
Auction rate securities	6	4
Asset-backed securities:
Automobile loan related	320	188
Credit card related	33	24
Equipment lease related	38	10
Other	8	—
Asset-backed securities total	399	222

Non-current marketable securities	$1,400	$896

Total marketable securities	$3,389	$2,357

Classification of marketable securities as current or non-current is dependent upon management’s intended holding period, the security’s maturity date and liquidity considerations based on market conditions. If management intends to hold the securities for longer than one year as of the balance sheet date, they are classified as non-current. At September 30, 2012, gross unrealized losses totaled approximately $7 million (pre-tax), while gross unrealized gains totaled approximately $4 million (pre-tax). At December 31, 2011, gross unrealized losses totaled approximately $12 million (pre-tax), while gross unrealized gains totaled approximately $3 million (pre-tax). Gross realized gains and losses on sales or maturities of marketable securities for the first nine months of 2012 and 2011 were not material. Cost of securities sold use the first in, first out (FIFO) method. Since these marketable securities are classified as available-for-sale securities, changes in fair value will flow through other comprehensive income, with amounts reclassified out of other comprehensive income into earnings upon sale or “other-than-temporary” impairment.

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

The balances at September 30, 2012 for marketable securities by contractual maturity are shown below. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(Millions)	September 30, 2012

Due in one year or less	$1,244
Due after one year through three years	1,026
Due after three years through five years	1,118
Due after five years	1

Total marketable securities	$3,389

3M has a diversified marketable securities portfolio of $3.389 billion as of September 30, 2012. Within this portfolio, current and long-term asset-backed securities (estimated fair value of $1.044 billion) primarily include interests in automobile loans and credit cards. At September 30, 2012, all asset-backed securities were rated AAA or A-1+ by Standard & Poor’s and/or Aaa or P-1 by Moody’s and/or AAA or F1+ by Fitch.

3M’s marketable securities portfolio includes auction rate securities that represent interests in investment grade credit default swaps; however, currently these holdings comprise less than one percent of this portfolio. The estimated fair value of auction rate securities was $6 million and $4 million as of September 30, 2012 and December 31, 2011, respectively. Gross unrealized losses within accumulated other comprehensive income related to auction rate securities totaled $7 million (pre-tax) and $9 million (pre-tax) as of September 30, 2012 and December 31, 2011, respectively. As of September 30, 2012, auction rate securities associated with these balances have been in a loss position for more than 12 months. Since the second half of 2007, these auction rate securities failed to auction due to sell orders exceeding buy orders. Liquidity for these auction-rate securities is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals, usually every 7, 28, 35, or 90 days. The funds associated with failed auctions will not be accessible until a successful auction occurs or a buyer is found outside of the auction process. Refer to Note 10 for a table that reconciles the beginning and ending balances of auction rate securities.

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

In September 2012, 3M entered into a $1.5 billion, five-year multi-currency revolving credit agreement, which amended the existing agreement that was entered into in August 2011. This amended agreement extended the expiration date from August 2016 to September 2017. This credit agreement includes a provision under which 3M may request an increase of up to $500 million, bringing the total facility up to $2 billion (at the lenders’ discretion). This facility was undrawn at September 30, 2012. In August 2012, 3M entered into a $150 million, one-year committed letter of credit facility with HSBC Bank USA, which replaced the one-year $200 million committed credit facility that was entered into in August 2011. As of September 30, 2012, 3M letters of credit issued under this $150 million committed facility totaled $120 million. Apart from the committed facilities, an additional $100 million in stand-alone letters of credit was also issued and outstanding at September 30, 2012. These letters of credit are utilized in connection with normal business activities. Under both the $1.5 billion and $150 million credit agreements, the Company is required to maintain its EBITDA to Interest Ratio as of the end of each fiscal quarter at not less than 3.0 to 1. This is calculated (as defined in the agreement) as the ratio of consolidated total EBITDA for the four consecutive quarters then ended to total interest expense on all funded debt for the same period. At September 30, 2012, this ratio was approximately 44 to 1.

NOTE 8.  Pension and Postretirement Benefit Plans

Components of net periodic benefit cost and other supplemental information for the three and nine months ended September 30, 2012 and 2011 follow:

Benefit Plan Information

	Three months ended September 30,
	Qualified and Non-qualified
	Pension Benefits				Postretirement
	United States		International		Benefits
(Millions)	2012	2011	2012	2011	2012	2011
Net periodic benefit cost (benefit)
Service cost	$64	$51	$31	$27	$19	$16
Interest cost	147	157	61	62	22	23
Expected return on plan assets	(248)	(231)	(73)	(70)	(21)	(20)
Amortization of transition (asset) obligation	—	—	—	—	—	—
Amortization of prior service cost (benefit)	1	2	(4)	(3)	(18)	(18)
Amortization of net actuarial (gain) loss	117	83	30	28	27	25
Net periodic benefit cost (benefit)	$81	$62	$45	$44	$29	$26
Settlements, curtailments, special termination benefits and other	—	—	—	—	—	—
Net periodic benefit cost (benefit) after settlements, curtailments, special termination benefits and other	$81	$62	$45	$44	$29	$26

	Nine months ended September 30,
	Qualified and Non-qualified
	Pension Benefits				Postretirement
	United States		International		Benefits
(Millions)	2012	2011	2012	2011	2012	2011
Net periodic benefit cost (benefit)
Service cost	$191	$154	$93	$83	$58	$46
Interest cost	440	470	184	186	65	69
Expected return on plan assets	(744)	(695)	(219)	(209)	(64)	(59)
Amortization of transition (asset) obligation	—	—	(1)	—	—	—
Amortization of prior service cost (benefit)	4	8	(13)	(10)	(54)	(54)
Amortization of net actuarial (gain) loss	352	250	90	84	82	77
Net periodic benefit cost (benefit)	$243	$187	$134	$134	$87	$79
Settlements, curtailments, special termination benefits and other	26	—	—	—	—	—
Net periodic benefit cost (benefit) after settlements, curtailments, special termination benefits and other	$269	$187	$134	$134	$87	$79

For the nine months ended September 30, 2012, contributions totaling $853 million were made to the Company’s U.S. and international pension plans and $65 million to its postretirement plans. For total year 2012, the Company expects to contribute approximately $1 billion of cash to its U.S. and international pension and postretirement plans. The Company does not have a required minimum cash pension contribution obligation for its U.S. plans in 2012. Therefore, the amount of future discretionary pension contributions could vary significantly depending on the U.S. plans’ funded status and the anticipated tax deductibility of the contributions. Future contributions will also depend on market conditions, interest rates and other factors. 3M’s annual measurement date for pension and postretirement assets and liabilities is December 31 each year, which is also the date used for the related annual measurement assumptions.

Effective July 1, 2012, 3M Canada closed its pension plans for salaried employees to new participants. The change did not trigger a plan remeasurement and therefore there is no immediate impact to the liability and expense.

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

Cash Flow Hedging - Foreign Currency Forward and Option Contracts: The Company enters into foreign exchange forward and option contracts to hedge against the effect of exchange rate fluctuations on cash flows denominated in foreign currencies and certain intercompany financing transactions. These transactions are designated as cash flow hedges. The settlement or extension of these derivatives will result in reclassifications (from accumulated other comprehensive income) to earnings in the period during which the hedged transactions affect earnings. Generally, 3M dedesignates these cash flow hedge relationships in advance of the occurrence of the forecasted transaction. The portion of gains or losses on the derivative instrument previously accumulated in other comprehensive income for dedesignated hedges remains in accumulated other comprehensive income until the forecasted transaction occurs. Changes in the value of derivative instruments after dedesignation are recorded in earnings and are included in the Derivatives Not Designated as Hedging Instruments section below. Hedge ineffectiveness and the amount excluded from effectiveness testing recognized in income on cash flow hedges were not material for the three and nine months ended September 30, 2012 and 2011. The maximum length of time over which 3M hedges its exposure to the variability in future cash flows for a majority of the forecasted transactions is 12 months and, accordingly, at September 30, 2012, the majority of the Company’s open foreign exchange forward and option contracts had maturities of one year or less. The dollar equivalent gross notional amount of the Company’s foreign exchange forward and option contracts designated as cash flow hedges at September 30, 2012 was approximately $6.5 billion.

Cash Flow Hedging - Commodity Price Management: The Company manages commodity price risks through negotiated supply contracts, price protection agreements and forward physical contracts. The Company uses commodity price swaps relative to natural gas as cash flow hedges of forecasted transactions to manage price volatility. The related mark-to-market gain or loss on qualifying hedges is included in other comprehensive income to the extent effective, and reclassified into cost of sales in the period during which the hedged transaction affects earnings. Generally, the length of time over which 3M hedges its exposure to the variability in future cash flows for its forecasted natural gas transactions is 12 months. No significant commodity cash flow hedges were discontinued and hedge ineffectiveness was not material for the three and nine months ended September 30, 2012 and 2011. The dollar equivalent gross notional amount of the Company’s natural gas commodity price swaps designated as cash flow hedges at September 30, 2012 was $19 million.

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

As of September 30, 2012, the Company had a balance of $6 million associated with the after-tax net unrealized loss associated with cash flow hedging instruments recorded in accumulated other comprehensive income. This includes a $3 million balance (loss) related to a floating-to-fixed interest rate swap (discussed in the preceding paragraph), which is being amortized over the five-year life of the note. 3M expects to reclassify a majority of the remaining balance to earnings over the next 12 months (with the impact offset by cash flows from underlying hedged items).

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

Three months ended September 30, 2012

(Millions)	Pretax Gain (Loss) Recognized in Other Comprehensive Income on Effective Portion of Derivative	Pretax Gain (Loss) Recognized in Income on Effective Portion of Derivative as a Result of Reclassification from Accumulated Other Comprehensive Income		Ineffective Portion of Gain (Loss) on Derivative and Amount Excluded from Effectiveness Testing Recognized in Income
Derivatives in Cash Flow Hedging Relationships	Amount	Location	Amount	Location	Amount
Foreign currency forward/option contracts	$(38)	Cost of sales	$22	Cost of sales	$—
Foreign currency forward contracts	57	Interest expense	58	Interest expense	—
Commodity price swap contracts	2	Cost of sales	(1)	Cost of sales	—
Interest rate swap contracts	—	Interest expense	(1)	Interest expense	—
Total	$21		$78		$—

Nine months ended September 30, 2012

(Millions)	Pretax Gain (Loss) Recognized in Other Comprehensive Income on Effective Portion of Derivative	Pretax Gain (Loss) Recognized in Income on Effective Portion of Derivative as a Result of Reclassification from Accumulated Other Comprehensive Income		Ineffective Portion of Gain (Loss) on Derivative and Amount Excluded from Effectiveness Testing Recognized in Income
Derivatives in Cash Flow Hedging Relationships	Amount	Location	Amount	Location	Amount
Foreign currency forward/option contracts	$(20)	Cost of sales	$31	Cost of sales	$—
Foreign currency forward contracts	45	Interest expense	45	Interest expense	—
Commodity price swap contracts	(3)	Cost of sales	(9)	Cost of sales	—
Interest rate swap contracts	—	Interest expense	(1)	Interest expense	—
Total	$22		$66		$—

Three months ended September 30, 2011

(Millions)	Pretax Gain (Loss) Recognized in Other Comprehensive Income on Effective Portion of Derivative	Pretax Gain (Loss) Recognized in Income on Effective Portion of Derivative as a Result of Reclassification from Accumulated Other Comprehensive Income		Ineffective Portion of Gain (Loss) on Derivative and Amount Excluded from Effectiveness Testing Recognized in Income
Derivatives in Cash Flow Hedging Relationships	Amount	Location	Amount	Location	Amount
Foreign currency forward/option contracts	$49	Cost of sales	$(41)	Cost of sales	$—
Foreign currency forward contracts	(56)	Interest expense	(56)	Interest expense	—
Commodity price swap contracts	2	Cost of sales	—	Cost of sales	—
Interest rate swap contracts	(7)	Interest expense	—	Interest expense	—
Total	$(12)		$(97)		$—

Nine months ended September 30, 2011

(Millions)	Pretax Gain (Loss) Recognized in Other Comprehensive Income on Effective Portion of Derivative	Pretax Gain (Loss) Recognized in Income on Effective Portion of Derivative as a Result of Reclassification from Accumulated Other Comprehensive Income		Ineffective Portion of Gain (Loss) on Derivative and Amount Excluded from Effectiveness Testing Recognized in Income
Derivatives in Cash Flow Hedging Relationships	Amount	Location	Amount	Location	Amount
Foreign currency forward/option contracts	$(12)	Cost of sales	$(75)	Cost of sales	$—
Foreign currency forward contracts	(55)	Interest expense	(54)	Interest expense	—
Commodity price swap contracts	—	Cost of sales	(4)	Cost of sales	—
Interest rate swap contracts	(7)	Interest expense	—	Interest expense	—
Total	$(74)		$(133)		$—

Fair Value Hedges:

For derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivatives as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings.

Fair Value Hedging - Interest Rate Swaps: The Company manages interest expense using a mix of fixed and floating rate debt. To help manage borrowing costs, the Company may enter into interest rate swaps. Under these arrangements, the Company agrees to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated by reference to an agreed-upon notional principal amount. The mark-to-market of these fair value hedges is recorded as gains or losses in interest expense and is offset by the gain or loss of the underlying debt instrument, which also is recorded in interest expense. These fair value hedges are highly effective and, thus, there is no impact on earnings due to hedge ineffectiveness. The dollar equivalent (based on inception date foreign currency exchange rates) gross notional amount of the Company’s interest rate swaps at September 30, 2012 was $342 million.

At September 30, 2012, the Company had interest rate swaps designated as fair value hedges of underlying fixed rate obligations. In July 2007, in connection with the issuance of a seven-year Eurobond for an amount of 750 million Euros, the Company completed a fixed-to-floating interest rate swap on a notional amount of 400 million Euros as a fair value hedge of a portion of the fixed interest rate Eurobond obligation. In August 2010, the Company terminated 150 million Euros of the notional amount of this swap. As a result, a gain of 18 million Euros, recorded as part of the balance of the underlying debt, will be amortized over this debt’s remaining life. Prior to termination of the applicable portion of the interest rate swap, the mark-to-market of the hedge instrument was recorded as gains or losses in interest expense and was offset by the gain or loss on carrying value of the underlying debt instrument. Consequently, the subsequent amortization of the 18 million Euros recorded as part of the underlying debt balance is not part of gain on hedged items recognized in income in the tables below.

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

The location in the consolidated statements of income and amounts of gains and losses related to derivative instruments designated as fair value hedges and similar information relative to the hedged items are as follows:

Three months ended September 30, 2012

	Gain (Loss) on Derivative		Gain (Loss) on Hedged Item
(Millions)	Recognized in Income		Recognized in Income
Derivatives in Fair Value Hedging Relationships	Location	Amount	Location	Amount
Interest rate swap contracts	Interest expense	$—	Interest expense	$—
Total		$—		$—

Nine months ended September 30, 2012

	Gain (Loss) on Derivative		Gain (Loss) on Hedged Item
(Millions)	Recognized in Income		Recognized in Income
Derivatives in Fair Value Hedging Relationships	Location	Amount	Location	Amount
Interest rate swap contracts	Interest expense	$(3)	Interest expense	$3
Total		$(3)		$3

Three months ended September 30, 2011

	Gain (Loss) on Derivative		Gain (Loss) on Hedged Item
(Millions)	Recognized in Income		Recognized in Income
Derivatives in Fair Value Hedging Relationships	Location	Amount	Location	Amount
Interest rate swap contracts	Interest expense	$1	Interest expense	$(1)
Total		$1		$(1)

Nine months ended September 30, 2011

	Gain (Loss) on Derivative		Gain (Loss) on Hedged Item
(Millions)	Recognized in Income		Recognized in Income
Derivatives in Fair Value Hedging Relationships	Location	Amount	Location	Amount
Interest rate swap contracts	Interest expense	$(7)	Interest expense	$7
Total		$(7)		$7

Net Investment Hedges:

As circumstances warrant, the Company uses cross currency swaps, forwards and foreign currency denominated debt to hedge portions of the Company’s net investments in foreign operations. For hedges that meet the effectiveness requirements, the net gains or losses attributable to changes in spot exchange rates are recorded in cumulative translation within other comprehensive income. The remainder of the change in value of such instruments is recorded in earnings. Recognition in earnings of amounts previously recorded in cumulative translation is limited to circumstances such as complete or substantially complete liquidation of the net investment in the hedged foreign operation. At September 30, 2012, there were no cross currency swaps and foreign currency forward contracts designated as net investment hedges.

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

Three months ended September 30, 2012

Derivative and Nonderivative Instruments in Net Investment Hedging Relationships	Pretax Gain (Loss) Recognized as Cumulative Translation within Other Comprehensive Income on Effective Portion of Instrument	Ineffective Portion of Gain (Loss) on Instrument and Amount Excluded from Effectiveness Testing Recognized in Income
(Millions)	Amount	Location	Amount
Foreign currency denominated debt	$(45)	N/A	$—
Total	$(45)		$—

Nine months ended September 30, 2012

Derivative and Nonderivative Instruments in Net Investment Hedging Relationships	Pretax Gain (Loss) Recognized as Cumulative Translation within Other Comprehensive Income on Effective Portion of Instrument	Ineffective Portion of Gain (Loss) on Instrument and Amount Excluded from Effectiveness Testing Recognized in Income
(Millions)	Amount	Location	Amount
Foreign currency denominated debt	$5	N/A	$—
Total	$5		$—

Three months ended September 30, 2011

Derivative and Nonderivative Instruments in Net Investment Hedging Relationships	Pretax Gain (Loss) Recognized as Cumulative Translation within Other Comprehensive Income on Effective Portion of Instrument	Ineffective Portion of Gain (Loss) on Instrument and Amount Excluded from Effectiveness Testing Recognized in Income
(Millions)	Amount	Location	Amount
Foreign currency denominated debt	$85	N/A	$—
Total	$85		$—

Nine months ended September 30, 2011

Derivative and Nonderivative Instruments in Net Investment Hedging Relationships	Pretax Gain (Loss) Recognized as Cumulative Translation within Other Comprehensive Income on Effective Portion of Instrument	Ineffective Portion of Gain (Loss) on Instrument and Amount Excluded from Effectiveness Testing Recognized in Income
(Millions)	Amount	Location	Amount
Foreign currency denominated debt	$(35)	N/A	$—
Total	$(35)		$—

Derivatives Not Designated as Hedging Instruments:

Derivatives not designated as hedging instruments include dedesignated foreign currency forward and option contracts that formerly were designated in cash flow hedging relationships (as referenced in the preceding Cash Flow Hedges section). In addition, 3M enters into foreign currency forward contracts and commodity price swaps to offset, in part, the impacts of certain intercompany activities (primarily associated with intercompany licensing arrangements) and fluctuations in costs associated with the use of certain precious metals, respectively. These derivative instruments are not designated in hedging relationships; therefore, fair value gains and losses on these contracts are recorded in earnings. The dollar equivalent gross notional amount of these forward, option and swap contracts not designated as hedging instruments totaled $1.2 billion as of September 30, 2012. The Company does not hold or issue derivative financial instruments for trading purposes.

The location in the consolidated statements of income and amounts of gains and losses related to derivative instruments not designated as hedging instruments are as follows:

	Three months ended September 30, 2012		Nine months ended September 30, 2012
Derivatives Not Designated as Hedging Instruments	Gain (Loss) on Derivative Recognized in Income		Gain (Loss) on Derivative Recognized in Income
(Millions)	Location	Amount	Location	Amount
Foreign currency forward/option contracts	Cost of sales	$(31)	Cost of sales	$(26)
Foreign currency forward contracts	Interest expense	14	Interest expense	26
Total		$(17)		$—

	Three months ended September 30, 2011		Nine months ended September 30, 2011
Derivatives Not Designated as Hedging Instruments	Gain (Loss) on Derivative Recognized in Income		Gain (Loss) on Derivative Recognized in Income
(Millions)	Location	Amount	Location	Amount
Foreign currency forward/option contracts	Cost of sales	$32	Cost of sales	$4
Foreign currency forward contracts	Interest expense	6	Interest expense	18
Total		$38		$22

Location and Fair Value Amount of Derivative Instruments

The following tables summarize the fair value of 3M’s derivative instruments, excluding nonderivative instruments used as hedging instruments, and their location in the consolidated balance sheet. Additional information with respect to the fair value of derivative instruments is included in Note 10.

September 30, 2012

(Millions)	Assets		Liabilities
Fair Value of Derivative Instruments	Location	Amount	Location	Amount
Derivatives designated as hedging instruments
Foreign currency forward/option contracts	Other current assets	$40	Other current liabilities	$54
Commodity price swap contracts	Other current assets	1	Other current liabilities	1
Interest rate swap contracts	Other assets	25	Other liabilities	—
Total derivatives designated as hedging instruments		$66		$55

Derivatives not designated as hedging instruments
Foreign currency forward/option contracts	Other current assets	$14	Other current liabilities	$17
Total derivatives not designated as hedging instruments		$14		$17

Total derivative instruments		$80		$72

December 31, 2011

(Millions)	Assets		Liabilities
Fair Value of Derivative Instruments	Location	Amount	Location	Amount
Derivatives designated as hedging instruments
Foreign currency forward/option contracts	Other current assets	$82	Other current liabilities	$34
Commodity price swap contracts	Other current assets	—	Other current liabilities	7
Interest rate swap contracts	Other assets	28	Other liabilities	—
Total derivatives designated as hedging instruments		$110		$41

Derivatives not designated as hedging instruments
Foreign currency forward/option contracts	Other current assets	$25	Other current liabilities	$8
Total derivatives not designated as hedging instruments		$25		$8

Total derivative instruments		$135		$49

Currency Effects and Credit Risk

Currency Effects: 3M estimates that year-on-year currency effects, including hedging impacts, decreased net income attributable to 3M by approximately $42 million for the three months ended September 30, 2012 and decreased net income attributable to 3M by approximately $104 million for the nine months ended September 30, 2012. This estimate includes the effect of translating profits from local currencies into U.S. dollars and the impact of currency fluctuations on the transfer of goods between 3M operations in the United States and abroad. This estimate also includes year-on-year currency effects from transaction gains and losses, including derivative instruments designed to reduce foreign currency exchange rate risks and the negative impact of swapping Venezuelan bolivars into U.S. dollars, which 3M estimates increased net income attributable to 3M by approximately $3 million for the three months ended September 30, 2012 and increased net income attributable to 3M by approximately $38 million for the nine months ended September 30, 2012.

Credit Risk: The Company is exposed to credit loss in the event of nonperformance by counterparties in interest rate swaps, currency swaps, commodity price swaps, and forward and option contracts. However, the Company’s risk is limited to the fair value of the instruments. The Company actively monitors its exposure to credit risk through the use of credit approvals and credit limits, and by selecting major international banks and financial institutions as counterparties. 3M enters into master netting agreements with counterparties when possible to mitigate credit risk in derivative transactions. A master netting arrangement may allow counterparties to net settle amounts owed to each other as a result of multiple, separate derivative transactions. The Company does not anticipate nonperformance by any of these counterparties. In addition to the one master agreement supported by a primary counterparty’s parent guarantee, 3M has credit support agreements in place with six of its primary derivative counterparties. Under these agreements, either party is required to post eligible collateral when the market value of transactions covered by these agreements exceeds specified thresholds, thus limiting credit exposure for both parties. For presentation purposes on 3M’s consolidated balance sheet, the fair value of derivative assets or liabilities are presented on a gross basis even when derivative transactions are subject to master netting arrangements and may qualify for net presentation.

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis:

For 3M, assets and liabilities that are measured at fair value on a recurring basis primarily relate to available-for-sale marketable securities, available-for-sale investments (included as part of investments in the Consolidated Balance Sheet) and certain derivative instruments. Derivatives include cash flow hedges, interest rate swaps and most net investment hedges. The information in the following paragraphs and tables primarily addresses matters relative to these financial assets and liabilities. Separately, there were no material fair value measurements with respect to nonfinancial assets or liabilities that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis for the three and nine month periods ended September 30, 2012 and 2011.

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

The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis.

	Fair Value at	Fair Value Measurements
(Millions)	September 30,	Using Inputs Considered as
Description	2012	Level 1	Level 2	Level 3
Assets:
Available-for-sale:
Marketable securities:
U.S. government agency securities	$726	$—	$726	$—
Foreign government agency securities	64	—	64	—
Corporate debt securities	991	—	991	—
Certificates of deposit/time deposits	76	—	76	—
Commercial paper	396	—	396	—
Asset-backed securities:
Automobile loan related	774	—	774	—
Credit card related	176	—	176	—
Equipment lease related	70	—	70	—
Other	24	—	24	—
U.S. treasury securities	52	52	—	—
U.S. municipal securities	34	—	34	—
Auction rate securities	6	—	—	6
Investments	3	3	—	—
Derivative instruments — assets:
Foreign currency forward/option contracts	54	54	—	—
Commodity price swap contracts	1	1	—	—
Interest rate swap contracts	25	—	25	—

Liabilities:
Derivative instruments — liabilities:
Foreign currency forward/option contracts	71	70	1	—
Commodity price swap contracts	1	1	—	—

	Fair Value at	Fair Value Measurements
(Millions)	December 31,	Using Inputs Considered as
Description	2011	Level 1	Level 2	Level 3
Assets:
Available-for-sale:
Marketable securities:
U.S. government agency securities	$480	$—	$480	$—
Foreign government agency securities	23	—	23	—
Corporate debt securities	668	—	668	—
Certificates of deposit/time deposits	49	—	49	—
Commercial paper	30	—	30	—
Asset-backed securities:
Automobile loan related	718	—	718	—
Credit card related	268	—	268	—
Equipment lease related	64	—	64	—
Other	5	—	5	—
U.S. treasury securities	34	34	—	—
U.S. municipal securities	14	—	14	—
Auction rate securities	4	—	—	4
Investments	4	4	—	—
Derivative instruments — assets:
Foreign currency forward/option contracts	107	98	9	—
Interest rate swap contracts	28	—	28	—

Liabilities:
Derivative instruments — liabilities:
Foreign currency forward/option contracts	42	42	—	—
Commodity price swap contracts	7	7	—	—

The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3).

	Three months ended		Nine months ended
(Millions)	September 30,		September 30,
Marketable securities — auction rate securities only	2012	2011	2012	2011
Beginning balance	$4	$8	$4	$7
Total gains or losses:
Included in earnings	—	—	—	—
Included in other comprehensive income	2	(3)	2	(2)
Purchases, issuances, and settlements	—	—	—	—
Transfers in and/or out of Level 3	—	—	—	—
Ending balance (September 30)	6	5	6	5

Additional losses included in earnings due to reclassifications from other comprehensive income for:
Securities sold during the period ended September 30	—	—	—	—
Securities still held at September 30	—	—	—	—

In addition, the plan assets of 3M’s pension and postretirement benefit plans are measured at fair value on a recurring basis (at least annually). Refer to Note 11 in 3M’s 2011 Annual Report on Form 10-K.

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis:

Disclosures are required for certain assets and liabilities that are measured at fair value, but are recognized and disclosed at fair value on a nonrecurring basis in periods subsequent to initial recognition. For 3M, such measurements of fair value relate primarily to long-lived asset impairments. There were no material long-lived asset impairments for the three and nine months ended September 30, 2012 and 2011.

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

	September 30, 2012		December 31, 2011
	Carrying	Fair	Carrying	Fair
(Millions)	Value	Value	Value	Value
Long-term debt, excluding current portion	$4,852	$5,347	$4,484	$5,002

The fair values reflected above consider the terms of the related debt absent the impacts of derivative/hedging activity. The carrying amount of long-term debt referenced above is impacted by certain fixed-to-floating interest rate swaps that are designated as fair value hedges and by the designation of fixed rate Eurobond securities issued by the Company as hedging instruments of the Company’s net investment in its European subsidiaries. 3M’s fixed-rate bonds were trading at a premium at September 30, 2012 and December 31, 2011 due to the low interest rates and tightening of 3M’s credit spreads.

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

The following table shows the major categories of significant legal matters — respirator mask/asbestos litigation (including Aearo — described below), environmental remediation and other environmental liabilities — for which the Company has been able to estimate its probable liability and for which the Company has taken reserves and the related insurance receivables:

Liability and Receivable Balances	September 30,	December 31,
(Millions)	2012	2011

Respirator mask/asbestos liabilities	$163	$130
Respirator mask/asbestos insurance receivables	89	121

Environmental remediation liabilities	$29	$28
Environmental remediation insurance receivables	11	15

Other environmental liabilities	$62	$75
Other environmental insurance receivables	15	—

The following sections first describe the significant legal proceedings in which the Company is involved, and then describe the liabilities and associated insurance receivables the Company has accrued relating to its significant legal proceedings.

Respirator Mask/Asbestos Litigation

As of September 30, 2012, the Company is a named defendant, with multiple co-defendants, in numerous lawsuits in various courts that purport to represent approximately 2,115 individual claimants compared to approximately 2,260 individual claimants with actions pending at December 31, 2011.

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

As a result of the greater cost of resolving claims of persons with more serious injuries, including mesothelioma and other malignancies, the Company increased its reserves during the first nine months of 2012 for respirator mask/asbestos liabilities by $66 million, $16 million of which occurred in the third quarter of 2012. As of September 30, 2012, the Company had reserves for respirator mask/asbestos liabilities of $135 million (excluding Aearo reserves). The Company cannot estimate the amount or range of amounts by which the liability may exceed the reserve the Company has established because of the (i) inherent difficulty in projecting the number of claims that have not yet been asserted, particularly with respect to the Company’s respiratory products that themselves did not contain any harmful materials, (ii) the complaints nearly always assert claims against multiple defendants where the damages alleged are typically not attributed to individual defendants so that a defendant’s share of liability may turn on the law of joint and several liability, which can vary by state, (iii) the multiple factors described above that the Company considers in estimating its liabilities, and (iv) the several possible developments described above that may occur that could affect the Company’s estimate of liabilities.

As of September 30, 2012, the Company’s receivable for insurance recoveries related to the respirator mask/asbestos litigation was $89 million. During the first nine months of 2012, the Company increased its receivables for expected insurance recoveries by $39 million related to this litigation, $15 million of which occurred in the third quarter of 2012.

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

As previously reported, on January 5, 2007 the Company was served with a declaratory judgment action filed on behalf of two of its insurers (Continental Casualty and Continental Insurance Co. — both part of the Continental Casualty Group) disclaiming coverage for respirator mask/asbestos claims. The action, pending in the District Court in Ramsey County, Minnesota, seeks declaratory judgment regarding coverage provided by the policies and the allocation of covered costs among the policies issued by the various insurers. The action named, in addition to the Company, over 60 of the Company’s insurers. This action is similar in nature to an action filed in 1994 with respect to breast implant coverage, which ultimately resulted in the Minnesota Supreme Court’s ruling of 2003 that was largely in the Company’s favor. The plaintiff insurers have served an amended complaint that names some additional insurers and deletes others. A significant number of the insurer defendants named in the amended complaint have been dismissed because of settlements they have reached with 3M regarding the matters at issue in the lawsuit. The case is currently in the discovery phase. Trial is scheduled to begin in the summer of 2013. During the first nine months of 2012, the Company reached settlements with several insurers, including Continental Casualty and Continental Insurance Co. mentioned above, that will result in payments totaling approximately $81 million ($69 million of which has been received as of September 30, 2012) to the Company over the next two years.

Respirator Mask/Asbestos Litigation — Aearo Technologies

On April 1, 2008, a subsidiary of the Company purchased the stock of Aearo Holding Corp., the parent of Aearo Technologies (“Aearo”). Aearo manufactured and sold various products, including personal protection equipment, such as eye, ear, head, face, fall and certain respiratory protection products.

As of September 30, 2012, Aearo and/or other companies that previously owned and operated Aearo’s respirator business (American Optical Corporation, Warner-Lambert LLC, AO Corp. and Cabot Corporation (“Cabot”)) are named defendants, with multiple co-defendants, including the Company, in numerous lawsuits in various courts in which plaintiffs allege use of mask and respirator products and seek damages from Aearo and other defendants for alleged personal injury from workplace exposures to asbestos, silica-related, or other occupational dusts found in products manufactured by other defendants or generally in the workplace.

As of September 30, 2012, the Company, through its Aearo subsidiary, has recorded $28 million as the best estimate of the probable liabilities for product liabilities and defense costs related to current and future Aearo-related asbestos and silica-related claims. Responsibility for legal costs, as well as for settlements and judgments, is currently shared in an informal arrangement among Aearo, Cabot, American Optical Corporation and a subsidiary of Warner Lambert and their insurers (the “Payor Group”). Liability is allocated among the parties based on the number of years each company sold respiratory products under the “AO Safety” brand and/or owned the AO Safety Division of American Optical Corporation and the alleged years of exposure of the individual plaintiff. Aearo’s share of the contingent liability is further limited by an agreement entered into between Aearo and Cabot on July 11, 1995. This agreement provides that, so long as Aearo pays to Cabot an annual fee of $400,000, Cabot will retain responsibility and liability for, and indemnify Aearo against, asbestos and silica-related product liability claims for respirators manufactured prior to July 11, 1995. Because the date of manufacture for a particular respirator allegedly used in the past is often difficult to determine, Aearo and Cabot have applied the agreement to claims arising out of the alleged use of respirators while exposed to asbestos or silica or products containing asbestos or silica prior to January 1, 1997. With these arrangements in place, Aearo’s potential liability is limited to exposures alleged to have arisen from the use of respirators involving exposure to asbestos, silica, or silica products on or after January 1, 1997. To date, Aearo has elected to pay the annual fee. Aearo could potentially be exposed to additional claims for some part of the pre-July 11, 1995 period covered by its agreement with Cabot if Aearo elects to discontinue its participation in this arrangement, or if Cabot is no longer able to meet its obligations in these matters.

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

Environmental Matters

As previously reported, the Company has been voluntarily cooperating with ongoing reviews by local, state, national (primarily the U.S. Environmental Protection Agency (EPA)), and international agencies of possible environmental and health effects of various perfluorinated compounds (“PFCs”), including perfluorooctanyl compounds such as perfluorooctanoate (“PFOA”) and perfluorooctane sulfonate (“PFOS”). As a result of its phase-out decision in May 2000, the Company no longer manufactures perfluorooctanyl compounds. The company ceased manufacturing and using the vast majority of these compounds within approximately two years of the phase-out announcement, and ceased all manufacturing and the last significant use of this chemistry by 2008. Through its ongoing life cycle management and its raw material composition identification processes associated with the Company’s policies covering the use of all persistent and bio-accumulative materials, the Company has on occasion identified the presence of precursor chemicals in materials purchased from suppliers that may ultimately degrade to PFOA, PFOS or similar compounds. Upon such identification, the Company works to find alternatives for such chemicals.

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

3M continues its third and final phase of work pursuant to a Memorandum of Understanding with the EPA regarding an environmental assessment program at the Company’s Decatur manufacturing site. That work includes groundwater sampling off-site from the 3M Decatur facility (unrelated to the work described above involving the Decatur utility’s wastewater treatment sludge) as well as at three local landfills used by the facility. The Company shared results from this final phase of sampling work with the EPA in September, 2012. The Company is continuing to make progress in its work, under the supervision of state regulators, to address its historic disposal of PFC-containing waste associated with manufacturing operations at the Cottage Grove, Minnesota and Decatur, Alabama plants.

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

The Company continues to work with the Minnesota Pollution Control Agency (MPCA) pursuant to the terms of the previously disclosed May 2007 Settlement Agreement and Consent Order to address the presence of certain PFCs in the soil and groundwater at former disposal sites in Washington County, Minnesota (Oakdale and Woodbury) and at the Company’s manufacturing facility at Cottage Grove, Minnesota. Under this agreement, the Company’s principal obligations include (i) evaluating releases of certain PFCs from these sites and proposing response actions; (ii) providing treatment or alternative drinking water upon identifying any level exceeding a Health Based Value (“HBV”) or Health Risk Limit (“HRL”) (i.e., the amount of a chemical in drinking water determined by the Minnesota Department of Health (MDH) to be safe for human consumption over a lifetime) for certain PFCs for which a HBV and/or HRL exists as a result of contamination from these sites; (iii) remediating identified sources of other PFCs at these sites that are not controlled by actions to remediate PFOA and PFOS; and (iv) sharing information with the MPCA about certain perfluorinated compounds. During 2008, the MPCA issued formal decisions adopting remedial options for the former disposal sites in Washington County, Minnesota (Oakdale and Woodbury). In August 2009, the MPCA issued a formal decision adopting remedial options for the Company’s Cottage Grove manufacturing facility. During the spring and summer of 2010, 3M began implementing the agreed upon remedial options at the Cottage Grove and Woodbury sites. 3M commenced the remedial option at the Oakdale site in late 2010. At each location the remedial options were recommended by the Company and approved by the MPCA. Remediation work has been completed at the Oakdale site, and it is in an operational maintenance mode. Remediation will continue at the other two sites throughout the balance of 2012.

The Company cannot predict what additional regulatory actions arising from the foregoing proceedings and activities, if any, may be taken regarding such compounds or the consequences of any such actions.

Environmental Litigation

As previously reported, a former employee filed a purported class action lawsuit in 2002 in the Circuit Court of Morgan County, Alabama seeking unstated damages and alleging that the plaintiffs suffered fear, increased risk, subclinical injuries, and property damage from exposure to certain perfluorochemicals at or near the Company’s Decatur, Alabama, manufacturing facility. The Circuit Court in 2005 granted the Company’s motion to dismiss the named plaintiff’s personal injury-related claims on the basis that such claims are barred by the exclusivity provisions of the state’s Workers Compensation Act. The plaintiffs’ counsel filed an amended complaint in November 2006, limiting the case to property damage claims on behalf of a purported class of residents and property owners in the vicinity of the Decatur plant. Also, in 2005, the judge in a second purported class action lawsuit (filed by three residents of Morgan County, Alabama, seeking unstated compensatory and punitive damages involving alleged damage to their property from emissions of certain perfluorochemical compounds from the Company’s Decatur, Alabama, manufacturing facility that formerly manufactured those compounds) granted the Company’s motion to abate the case, effectively putting the case on hold pending the resolution of class certification issues in the first action described above filed in the same court in 2002. Despite the stay, plaintiffs filed an amended complaint seeking damages for alleged personal injuries and property damage on behalf of the named plaintiffs and the members of a purported class. No further action in the case is expected unless and until the stay is lifted.

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

On November 7, 2011, the Metropolitan Council filed a motion to intervene and a complaint in the State of Minnesota lawsuit seeking damages in excess of $50,000 and other legal, declaratory and equitable relief, including reasonable attorneys’ fees, for costs and fees that the Metropolitan Council alleges it will be required to assess at some time in the future if the MPCA imposes restrictions on Metropolitan Council’s PFOS discharges to the Mississippi River. Metropolitan Council’s intervention motion was based on several theories, including common law negligence, and statutory claims under MERLA for response costs and under the Minnesota Environmental Rights Act (MERA) for declaratory and equitable relief against 3M for PFOS and other PFC pollution of the waters and sediments of the Mississippi River. 3M did not object to the motion to intervene. On January 9, 2012, 3M answered the Metropolitan Council’s complaint and filed a counterclaim alleging that the Metropolitan Council discharges PFCs to the Mississippi River and discharges PFC-containing sludge and biosolids from one or more of its wastewater treatment plants onto agricultural lands and local area landfills. Accordingly, 3M requested that if the Court finds that the State is entitled to any of the damages the State seeks, 3M seeks contribution and apportionment from the Metropolitan Council, including attorneys’ fees, under MERLA, and contribution from and liability for the Metropolitan Council’s proportional share of damages awarded to the State under the MWPCA, as well as under statutory nuisance and common law theories of trespass, nuisance and negligence. 3M also seeks declaratory relief under MERA.

On May 14, 2012, 3M filed a motion to disqualify the State of Minnesota’s counsel, Covington & Burling, LLP (Covington). On October 11, 2012, the court granted 3M’s motion to disqualify Covington as counsel to the State and stayed discovery in the natural resources damages case for up to 180 days to give the State time to secure new counsel. On October 16, 2012, the State and Covington appealed the court’s disqualification to the Minnesota Court of Appeals.

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

Environmental Liabilities and Insurance Receivables

As of September 30, 2012, the Company had recorded liabilities of $29 million for estimated “environmental remediation” costs based upon an evaluation of currently available facts with respect to each individual site and also recorded related insurance receivables of $11 million. The Company records liabilities for remediation costs on an undiscounted basis when they are probable and reasonably estimable, generally no later than the completion of feasibility studies or the Company’s commitment to a plan of action. Liabilities for estimated costs of environmental remediation, depending on the site, are based primarily upon internal or third-party environmental studies, and estimates as to the number, participation level and financial viability of any other potentially responsible parties, the extent of the contamination and the nature of required remedial actions. The Company adjusts recorded liabilities as further information develops or circumstances change. The Company expects that it will pay the amounts recorded over the periods of remediation for the applicable sites, currently ranging up to 20 years.

As of September 30, 2012, the Company had recorded liabilities of $62 million for “other environmental liabilities” based upon an evaluation of currently available facts to implement the Settlement Agreement and Consent Order with the MPCA, the remedial action agreement with ADEM, and to address trace amounts of perfluorinated compounds in drinking water sources in the City of Oakdale, Minnesota, as well as presence in the soil and groundwater at the Company’s manufacturing facilities in Decatur, Alabama, and Cottage Grove, Minnesota, and at two former disposal sites in Washington County, Minnesota (Oakdale and Woodbury). The Company expects that most of the spending will occur over the next five years. During the first nine months of 2012, the Company recorded expected insurance recoveries of $15 million related to “other environmental liabilities,” all of which occurred in the third quarter of 2012.

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

Other Matters

Commercial Litigation

In September 2010, various parties, on behalf of a purported class of shareholders of Cogent, Inc. (“Cogent”), commenced three lawsuits against the Company, Cogent, and its directors in the Delaware Court of Chancery. Plaintiffs allege that 3M, in connection with its tender offer for Cogent shares, aided and abetted the breach of fiduciary duties by Cogent directors and seek an unspecified amount of damages. The three cases were consolidated, expedited discovery was conducted, and Plaintiffs’ motion for a preliminary injunction to enjoin the acquisition was denied on October 1, 2010. On November 15, 2010, plaintiffs filed an amended complaint that added Cogent directors appointed by 3M, as named defendants, and asserted additional claims of breach of fiduciary duties in connection with the acquisition and a subsequent offering period. 3M completed its acquisition of Cogent in December 2010. In March 2012, all parties to the litigation agreed to settle this litigation for an amount that is not material to the Company. On August 30, 2012, the Court of Chancery approved the settlement and dismissed plaintiffs’ claims.

Separately, several purported holders of Cogent shares, representing a total of approximately 5.8 million shares, have asserted appraisal rights under Delaware law. The Company has answered the appraisal petition and is defending this matter vigorously. The case is scheduled for trial in Delaware in November 2012.

In October 2012, four plaintiffs filed purported class actions against Ceradyne, its directors, 3M and Cyborg Acquisition Corporation (a direct wholly owned subsidiary of 3M) in connection with 3M’s proposed acquisition of Ceradyne. Two suits were filed in California Superior Court for Orange County and two were filed in the Delaware Chancery Court. The suits seek principally to enjoin the proposed acquisition of Ceradyne, and allege that the defendants breached and/or aided and abetted the breach of their fiduciary duties to Ceradyne by seeking to sell Ceradyne through an allegedly unfair process and for an unfair price and on unfair terms, and/or by allegedly failing to make adequate disclosures to Ceradyne stockholders regarding the proposed acquisition of Ceradyne. A stipulation and proposed order has been filed in the two California cases consolidating those two actions, setting an expedited schedule, and setting a preliminary injunction hearing for November 26, 2012. In the Delaware cases, the plaintiffs’ motions to expedite proceedings, which the defendants have opposed, will be heard by the Delaware Chancery Court in the coming weeks. In addition, the defendants have filed motions in both courts requesting that the California and Delaware courts confer and decide upon the forum in which the litigation should proceed, and that the other forum dismiss or stay its action(s). 3M believes the allegations in all of these cases are without merit, and is defending the actions vigorously.

3M filed suit against Avery Dennison Corporation in the United States District Court for the District of Minnesota in June 2010, alleging that Avery’s OmniCube™ full cube retroreflective sheeting products, which are used for highway signage, infringe a number of 3M patents. 3M’s motion to preliminarily enjoin the sales of Avery’s OmniCube retroreflective sheeting was denied in December 2010. 3M also sought a declaratory judgment from the District Court in Minnesota that 3M’s Diamond Grade™  DG3 full cube retroreflective sheeting does not infringe two Avery patents. The District Court granted Avery’s motion to dismiss 3M’s declaratory judgment suit in March 2011. 3M appealed the dismissal of the declaratory judgment lawsuit, and in January 2012, the Federal Circuit Court of Appeals issued a decision reversing the district court and reinstating the declaratory judgment action. Avery has decided not to appeal, and that action, including Avery’s counterclaims against 3M for infringement of the Avery patents, is proceeding in the District Court in Minnesota. In October 2010, Avery Dennison filed a lawsuit against the Company in the United States District Court for the Central District of California, alleging that 3M monopolized or attempted to monopolize the markets for Type XI retroreflective sheeting and for broad high performance sheeting in violation of the Sherman Act, as well as other claims. Avery alleges that 3M manipulated the standards-setting process of the American Society for Testing and Materials (ASTM), a private organization responsible for creating standards for, among other things, retroreflective sheeting used for highway signage; entered into illegal and anticompetitive contracts; and engaged in other anticompetitive acts including false advertising and disparagement. 3M’s motion to transfer the antitrust case to the United States District Court for the District of Minnesota was granted in February 2011. 3M’s patent infringement lawsuit against Avery, the declaratory judgment action against Avery (with Avery’s patent infringement counterclaims), and Avery’s antitrust suit against 3M are moving forward in the Minnesota Court. In March 2012, the district court issued its claim construction ruling in the 3M patent case, finding in 3M’s favor on 16 of the 19 disputed terms. Fact discovery in that case has concluded and expert discovery is nearly complete. Fact discovery is also complete in the antitrust case and expert discovery is ongoing. Fact discovery is ongoing in the declaratory judgment case involving Avery’s patents and the parties are beginning the claim construction process. Avery has filed a motion to join all three cases for trial, a motion that 3M will oppose.

3M sued Transweb Corporation in Minnesota in 2010 for infringement of several 3M patents covering fluorination and hydrocharging of filter media used in 3M’s respirators and furnace filters. Transweb does not make finished goods, but sells media to competitors of 3M’s respirator and furnace filter businesses. Transweb filed a declaratory judgment action in and successfully moved the litigation to the United States District Court for the District of New Jersey, seeking a declaration of invalidity and non-infringement of 3M’s patents, and further alleging that 3M waited too long to enforce its rights. Transweb later amended its complaint to allege that 3M obtained the patents through inequitable conduct and that 3M’s attempt to enforce the patents constitutes a violation of the antitrust laws. On October 15, 2012, the court denied 3M’s motions for summary judgment on its infringement claims and on Transweb’s inequitable conduct and antitrust claims. Transweb is primarily seeking to recover, as treble antitrust damages, its attorneys’ fees in connection with the defense of the patent case. 3M contends that Transweb cannot recover these attorneys’ fees as trebled antitrust damages even if Transweb is successful in its antitrust claims. The trial of the case is scheduled to begin on November 5, 2012.

In December 2010, Meda AB, the Swedish-based acquirer of 3M’s European pharmaceutical business, filed a lawsuit against 3M, 3M Innovative Properties Company, and Riker Laboratories, Inc. (collectively, “3M”). Meda initially asserted claims against 3M for breach of contract and breach of the implied covenant of good faith and fair dealing. On October 31, 2011, Meda amended its pleading to assert a claim for fraud. All three claims are based on allegations that 3M did not inform Meda about certain information relating to the pricing of a particular drug in France prior to the acquisition. Meda seeks to recover compensatory damages in excess of $300 million (including prejudgment interest), punitive damages, and attorneys’ fees. On September 17, 2012, 3M filed a motion for summary judgment on the grounds that Meda cannot establish a breach of any duty owed by 3M. Both parties have filed motions to exclude certain expert testimony. A non-jury trial is scheduled to commence in the United States District Court for the Southern District of New York on January 14, 2013. The trial is expected to last approximately two weeks.

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

NOTE 12. Stock-Based Compensation

The 3M 2008 Long-Term Incentive Plan, as discussed in the 2011 Annual Report on Form 10-K, provides for the issuance or delivery of up to 64 million shares of 3M common stock pursuant to awards granted under the plan. In May 2012, shareholders approved an additional 36 million shares, increasing the number of approved shares to 100 million shares. Awards under this plan may be issued in the form of Incentive Stock Options, Nonqualified Stock Options, Progressive Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Other Stock Awards, and Performance Units and Performance Shares. Awards denominated in shares of common stock other than options and Stock Appreciation Rights, per the 2008 Plan, count against the 100 million share limit as 3.38 shares for every one share covered by such award (for full value awards with grant dates prior to May 11, 2010), as 2.87 shares for every one share covered by such award (for full value awards with grant dates on or after May 11, 2010 and prior to May 8, 2012), or as 3.50 shares for every one share covered by such award (for full value awards with grant dates of May 8, 2012 or later). The remaining total shares available for grant under the 2008 Long Term Incentive Plan Program are 48,820,463 as of September 30, 2012.

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

Amounts recognized in the financial statements with respect to stock-based compensation programs, which include stock options, restricted stock, restricted stock units, performance shares and the General Employees’ Stock Purchase Plan (GESPP), are provided in the following table. Capitalized stock-based compensation amounts were not material at September 30, 2012. The income tax benefits shown in the table can fluctuate by period due to the amount of employee “disqualifying dispositions” related to Incentive Stock Options (ISOs). The Company last granted ISOs in 2002.

Stock-Based Compensation Expense

	Three months ended		Nine months ended
	September 30,		September 30,
(Millions)	2012	2011	2012	2011
Cost of sales	$6	$5	$23	$25
Selling, general and administrative expenses	25	28	134	159
Research, development and related expenses	5	5	24	26

Stock-based compensation expenses	$36	$38	$181	$210

Income tax benefits	$(12)	$(12)	$(56)	$(68)

Stock-based compensation expenses, net of tax	$24	$26	$125	$142

The following table summarizes stock option activity during the nine months ended September 30, 2012:

Stock Option Program

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (months)	Aggregate Intrinsic Value (millions)
Under option —
January 1	64,148,415	$77.28
Granted:
Annual	5,770,190	87.91
Progressive (Reload)	106,807	89.52
Other	1,238	89.45
Exercised	(10,205,938)	67.33
Canceled	(363,183)	83.42
September 30	59,457,529	$80.01	57	$739
Options exercisable
September 30	48,076,370	$78.47	46	$671

As of September 30, 2012, there was $67 million of compensation expense that has yet to be recognized related to non-vested stock option based awards. This expense is expected to be recognized over the remaining weighted-average vesting period of 22 months. The total intrinsic values of stock options exercised were $225 million and $283 million during the nine months ended September 30, 2012 and 2011, respectively. Cash received from options exercised was $687 million and $782 million for the nine months ended September 30, 2012 and 2011, respectively. The Company’s actual tax benefits realized for the tax deductions related to the exercise of employee stock options were $84 million and $86 million for the nine months ended September 30, 2012 and 2011, respectively.

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

The following table summarizes restricted stock and restricted stock unit activity during the nine months ended September 30, 2012:

Restricted Stock and Restricted Stock Units

		Weighted Average
Restricted Stock and	Number of	Grant Date
Restricted Stock Units	Awards	Fair Value
Nonvested balance —
As of January 1	4,858,972	$73.02
Granted:
Annual	968,522	87.92
Other	86,773	84.44
Vested	(2,560,923)	63.61
Forfeited	(61,966)	82.47
As of September 30	3,291,378	$84.85

As of September 30, 2012, there was $95 million of compensation expense that has yet to be recognized related to non-vested restricted stock and restricted stock units. This expense is expected to be recognized over the remaining weighted-average vesting period of 26 months. The total fair value of restricted stock and restricted stock units that vested during the nine months ended September 30, 2012 and 2011 was $225 million and $99 million, respectively. The Company’s actual tax benefits realized for the tax deductions related to the vesting of restricted stock and restricted stock units was $84 million and $37 million for the nine months ended September 30, 2012 and 2011, respectively.

Restricted stock units granted under the 3M 2008 Long-Term Incentive Plan generally vest three years following the grant date assuming continued employment. The one-time “buyout” restricted stock unit grant in 2007 vested at the end of five years. Restricted stock unit grants issued in 2008 and prior did not accrue dividends during the vesting period. Beginning in 2009, dividend equivalents equal to the dividends payable on the same number of shares of 3M common stock accrue on these restricted stock units during the vesting period, although no dividend equivalents are paid on any of these restricted stock units that are forfeited prior to the vesting date. Dividends are paid out in cash at the vest date on restricted stock units, except for performance shares which do not earn dividends. Since the rights to dividends are forfeitable, there is no impact on basic earnings per share calculations. Weighted average restricted stock unit shares outstanding are included in the computation of diluted earnings per share.

Performance Shares

Beginning in 2008, the Company grants certain members of executive management performance shares on an annual basis. The performance criteria, which were modified in 2010, are designed to focus management attention on three key factors that create long-term stockholder value: Organic Sales Growth, Return on Invested Capital and sales from new products. The number of shares of 3M common stock that could actually be delivered at the end of the three-year performance period may be anywhere from 0% to 200% of each performance share granted, depending on the performance of the Company during such performance period. Non-substantive vesting requires that expense for the performance shares be recognized over one or three years depending on when each individual became a 3M executive. The first performance shares, which were granted in 2008, were distributed in 2011. Performance shares do not accrue dividends during the performance period. Therefore, the grant date fair value is determined by reducing the closing stock price on the date of grant by the net present value of dividends during the performance period. As a result of the significant uncertainty due to the economic crisis of 2008-2009, the Company granted restricted stock units instead of performance shares in 2009. Therefore, since there were no performance shares in 2009, there were also no related distributions in the first nine months of 2012. Performance share grants resumed in 2010 and continued thereafter.

The following table summarizes performance share activity during the nine months ended September 30, 2012:

		Weighted Average
	Number of	Grant Date
Performance Shares	Awards	Fair Value
Undistributed balance —
As of January 1	878,872	$78.55
Granted	451,257	81.33
Performance change	(183,460)	81.02
Forfeited	(78,048)	80.20
As of September 30	1,068,621	$79.18

As of September 30, 2012, there was $16 million of compensation expense that has yet to be recognized related to performance shares. This expense is expected to be recognized over the remaining weighted-average earnings period of 9 months. There were no performance shares distributed or related tax benefits realized during the nine months ended September 30, 2012. For the nine months ended September 30, 2011, the total fair value of performance shares that were distributed was $18 million and actual tax benefits realized for the tax deductions related to the distribution of performance shares was $5 million.

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

Consistent with 3M’s strategy of building relevance and presence in the marketplace, the Company announced in October 2012 that it was beginning immediately to align resources and management toward a new structure comprised of five business groups: Consumer; Industrial; Health Care; Safety and Graphics; and Electronics and Energy. The company intends that its operating results will be managed on the basis of its existing segment structure through 2012 with results managed under the new alignment once it is fully effective in the first quarter of 2013.

Business Segment Information

	Three months ended		Nine months ended
	September 30,		September 30,
(Millions)	2012	2011	2012	2011
Net Sales
Industrial and Transportation	$2,566	$2,580	$7,853	$7,671
Health Care	1,263	1,246	3,826	3,770
Consumer and Office	1,114	1,096	3,219	3,134
Safety, Security and Protection Services	926	954	2,898	2,894
Display and Graphics	936	935	2,650	2,851
Electro and Communications	820	838	2,452	2,538
Corporate and Unallocated	1	1	4	9
Elimination of Dual Credit	(129)	(119)	(385)	(345)
Total Company	$7,497	$7,531	$22,517	$22,522

Operating Income
Industrial and Transportation	$575	$525	$1,789	$1,585
Health Care	400	367	1,216	1,100
Consumer and Office	244	244	700	661
Safety, Security and Protection Services	196	202	685	643
Display and Graphics	199	179	541	631
Electro and Communications	186	181	549	559
Corporate and Unallocated	(93)	(91)	(355)	(289)
Elimination of Dual Credit	(29)	(26)	(85)	(76)
Total Company	$1,678	$1,581	$5,040	$4,814

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM*

To the Stockholders and Board of Directors of 3M Company:

We have reviewed the accompanying consolidated balance sheet of 3M Company and its subsidiaries as of September 30, 2012, and the related consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2012 and 2011 and the consolidated statement of cash flows for the nine-month periods ended September 30, 2012 and 2011. These interim financial statements are the responsibility of the Company’s management.

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
November 1, 2012

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

•                  Results of Operations

•                  Performance by Business Segment

•                  Financial Condition and Liquidity

•                  Cautionary Note Concerning Factors That May Affect Future Results

OVERVIEW

3M is a diversified global manufacturer, technology innovator and marketer of a wide variety of products and services. 3M manages its operations in six operating business segments: Industrial and Transportation; Health Care; Consumer and Office; Safety, Security and Protection Services; Display and Graphics; and Electro and Communications. From a geographic perspective, any references to EMEA refer to Europe, Middle East and Africa on a combined basis.

Consistent with 3M’s strategy of building relevance and presence in the marketplace, the Company announced in October 2012 that it was beginning immediately to align resources and management toward a new structure comprised of five business groups: Consumer; Industrial; Health Care; Safety and Graphics; and Electronics and Energy. The company intends that its operating results will be managed on the basis of its existing segment structure through 2012 with results managed under the new alignment once it is fully effective in the first quarter of 2013.

Third-quarter 2012 sales totaled $7.5 billion, a decrease of 0.4 percent from the third quarter of 2011. In the face of the current slow-growth economy, 3M continued to achieve organic local-currency sales growth (which includes organic volume impacts plus selling price impacts) in all six business segments. Organic local-currency sales increased 4.3 percent in Health Care, 3.3 percent in Industrial and Transportation, 1.4 percent in Consumer and Office, 1.3 percent in Display and Graphics, 0.7 percent in Safety, Security and Protection Services, and 0.1 percent in Electro and Communications. For the company in total, organic local-currency sales grew 2.2 percent, with equal contributions from higher organic volumes and selling price increases. Acquisitions added 0.5 percent to sales, driven by the October 2011 acquisition of the do-it-yourself and professional business of GPI Group (Consumer and Office), the April 2012 acquisition of CodeRyte, Inc. (Health Care), and the September 2012 purchase of assets that comprised the business of Federal Signal Technologies Group (Display and Graphics). Currency impacts reduced sales by 3.1 percent year-on-year, as the U.S. dollar remained strong against the Euro, Brazil real, and other currencies.

On a geographic basis, third-quarter 2012 sales increased 3.1 percent in Latin America/Canada and 2.8 percent in the United States, and were down 6.0 percent in EMEA (Europe, Middle East and Africa) and 1.4 percent in Asia Pacific. These results were impacted by foreign currency translation, which reduced sales in EMEA by 8.4 percent, Latin America/Canada by 7.4 percent, and Asia Pacific by 1.3 percent. Organic local-currency sales growth was led by Latin America/Canada at 10.5 percent, with all business segments contributing, led by Safety, Security and Protection Services, Electro and Communications, Display and Graphics, and Health Care. On a country basis, organic local-currency sales growth in Mexico was 19 percent. Organic sales growth in the United States was 2.3 percent, marking the twelfth consecutive quarter of positive growth. Organic local-currency sales in EMEA increased 0.8 percent, with positive organic growth in Middle East and Africa, along with Central/East Europe. Organic local-currency sales in West Europe were down 1 percent in the quarter, an improvement versus the first half of the year, and reflecting the economic growth challenges in that region. Organic local-currency sales declined 0.1 percent in the Asia Pacific area, with sales growth in Health Care and Consumer and Office offset by declines in Electro and Communication and Safety, Security and Protection Services. In Asia Pacific, the consumer electronics industry continues to improve and is showing signs of recovery. In China/Hong Kong organic local-currency sales were flat in the third quarter, with positive growth in the Health Care, Industrial and Transportation, and Consumer and Office business segments offset by declines in the other business segments. From a market perspective, sales in renewable energy and personal safety declined in China/Hong Kong.

Operating income increased 6.1 percent in the third quarter and operating margins were 22.4 percent, an increase of 1.4 percentage points year-on-year. These results benefited from selling price increases, raw material cost decreases, factory efficiency, and cost discipline throughout the organization. In the third quarter of 2012, restructuring actions decreased earnings by approximately 1 cent per diluted share. Net insurance gains, related to the 2011 earthquake and tsunami in

Japan and the Thailand floods, in addition to the evaluation of certain environmental matters, increased earnings by approximately 2 cents per diluted share.

Net income attributable to 3M was $1.161 billion, or $1.65 per diluted share in the third quarter of 2012, compared to $1.088 billion, or $1.52 per diluted share, in the third quarter of 2011. Average diluted shares outstanding declined 1.7 percent year-on-year to 703.1 million, which increased earnings per diluted share by approximately 3 cents. The income tax rate was 28.2 percent in the third quarter, down 0.4 percentage points versus last year’s third quarter, which increased earnings by approximately 1 cent per diluted share.

Sales in the first nine months of 2012 of $22.5 billion were flat when compared to the first nine months of 2011, impacted by challenging economic conditions. Organic local-currency sales increased 2.0 percent and acquisitions added 0.8 percent, with these increases offset by foreign currency translation, which reduced sales by 2.8 percent. Organic local-currency sales growth was led by Industrial and Transportation, Health Care, Safety, Security and Protection Services, and Consumer and Office. Organic local-currency sales declined in Display and Graphics and Electro and Communications, both impacted by weakness in the consumer electronics industry. Geographically, organic local-currency sales growth was led by Latin America/Canada and the United States, while sales declined in Asia Pacific and EMEA.

Net income attributable to 3M was $3.453 billion, or $4.91 per diluted share in the first nine months of 2012, compared to $3.329 billion, or $4.61 per diluted share, in the first nine months of 2011. In addition to the third-quarter 2012 restructuring actions and net insurance gains discussed above, 3M incurred early retirement/restructuring costs of approximately 4 cents per diluted share in the first quarter of 2012. Of this amount, approximately 3 cents per diluted share related to special termination benefits for a voluntary early retirement incentive program in the United States (discussed in Note 8). The remainder related to selective restructuring in a few developed countries. These actions, in aggregate, are expected to be neutral to full-year 2012 earnings, with the costs incurred in the first quarter of 2012, and the associated benefits realized over the remainder of 2012. In the second quarter of 2012, 3M incurred expenses related to consolidating certain manufacturing and supply chain support activities within Western Europe, along with relocating a portion of its manufacturing operations from Western to Eastern Europe, which on a combined basis decreased earnings by approximately 3 cents per diluted share. In the second quarter of 2012, 3M recognized insurance recoveries related to the 2011 earthquake and tsunami in Japan, which increased earnings by approximately 2 cents per diluted share.

3M estimates that combined direct and indirect business disruption resulting from the first-quarter 2011 earthquake and tsunami in Japan, net of the benefit from sales of 3M products used in the reconstruction efforts, reduced first nine months 2011 sales growth by 0.9 percentage points, operating margins by 0.3 percentage points, and earnings by approximately 9 cents per diluted share, with nearly all of the impact in the first half of 2011. Japan represented approximately 9 percent of total 3M sales for total year 2011. Refer to 3M’s 2011 Annual Report on Form 10-K (Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview section) for more information concerning this item.

The following table contains sales and operating income results by business segment for the three months ended September 30, 2012 and 2011. In addition to the discussion below, refer to the section entitled “Performance by Business Segment” later in MD&A for a more detailed discussion of the sales and income results of the Company and its respective business segments (including Corporate and Unallocated). Refer to Note 13 for additional information on business segments, including Elimination of Dual Credit.

	Three months ended September 30,
	2012		2011		% change
	Net	Operating	Net	Operating	Net	Operating
(Dollars in millions)	Sales	Income	Sales	Income	Sales	Income
Business Segments
Industrial and Transportation	$2,566	$575	$2,580	$525	(0.5)%	9.4%
Health Care	1,263	400	1,246	367	1.4	9.0
Consumer and Office	1,114	244	1,096	244	1.6	(0.2)
Safety, Security and Protection Services	926	196	954	202	(2.9)	(2.8)
Display and Graphics	936	199	935	179	—	11.2
Electro and Communications	820	186	838	181	(2.1)	2.5
Corporate and Unallocated	1	(93)	1	(91)	—	—
Elimination of Dual Credit	(129)	(29)	(119)	(26)	—	—
Total Company	$7,497	$1,678	$7,531	$1,581	(0.4)%	6.1%

Sales in the third quarter of 2012 decreased 0.4 percent. Organic local-currency sales increased 2.2 percent, acquisitions added 0.5 percent and foreign currency translation impacts reduced sales by 3.1 percent. Sales increased 1.6 percent in Consumer and Office, 1.4 percent in Health Care, and were flat in Display and Graphics. Sales declined 0.5 percent in Industrial and Transportation, 2.1 percent in Electro and Communications, and 2.9 percent in Safety, Security and Protection Services. 3M’s six business segments all achieved operating income margins in excess of 21 percent. Worldwide operating income margins for the third quarter of 2012 were 22.4 percent, compared to 21.0 percent for the third quarter of 2011.

3M generated $3.562 billion of operating cash flows in the first nine months of 2012, an increase of $16 million when compared to the first nine months of 2011. Refer to the section entitled “Financial Condition and Liquidity” later in MD&A for a discussion of items impacting cash flows. In the first nine months of 2012, the Company purchased $1.490 billion of treasury stock compared to $2.207 billion of treasury stock repurchases in the first nine months of 2011. As of September 30, 2012, approximately $3.2 billion of 3M common stock remained available for repurchase under the February 2011 repurchase authorization of $7.0 billion, which has no pre-established end date. In February 2012, 3M’s Board of Directors authorized a dividend increase of 7.3 percent for 2012, marking the 54th consecutive year of dividend increases for 3M. 3M’s debt to total capital ratio (total capital defined as debt plus equity) was 26 percent at September 30, 2012 and 25 percent at December 31, 2011. As discussed in Note 7, in June 2012, 3M issued $650 million aggregate principal amount of five-year fixed rate notes due 2017 and $600 million aggregate principal amount of ten-year fixed rate notes due 2022. 3M has an AA- credit rating with a stable outlook from Standard & Poor’s and an Aa2 credit rating with a stable outlook from Moody’s Investors Service. The Company has significant cash on hand and sufficient additional access to capital markets to meet its funding needs.

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

3M expects to contribute approximately $1 billion of cash to its global pension and postretirement plans in 2012, with $918 million contributed in the first nine months of 2012. The Company does not have a required minimum cash pension contribution obligation for its U.S. plans in 2012. 3M expects pension and postretirement benefit expense in 2012 to increase by approximately 9 cents per diluted share when compared to 2011. This 9 cents per diluted share increase includes the costs associated with the first-quarter 2012 voluntary early retirement incentive program in the United States (discussed earlier).

There are a few major items that will negatively impact earnings for total year 2012. As discussed further above, 3M expects that pension and postretirement expense will decrease 2012 earnings, when compared to 2011, by approximately 9 cents per diluted share. The company currently expects that its effective tax rate for total year 2012 will be approximately 29.0 to 29.5 percent. This compares to a tax rate of 27.8 percent for 2011. In addition, currency effects are expected to have a negative impact on earnings. 3M currently expects that organic sales growth and related incremental income, in addition to expected productivity improvements, the combination of selling price increases and raw material cost reductions, and other benefits, should more than offset the items that will negatively impact earnings.

Forward-looking statements in Part I, Item 2 may involve risks and uncertainties that could cause results to differ materially from those projected (refer to the section entitled “Cautionary Note Concerning Factors That May Affect Future Results” in Part I, Item 2 and the risk factors provided in Part II, Item 1A for discussion of these risks and uncertainties).

RESULTS OF OPERATIONS

Percent change information compares the third quarter or first nine months of 2012 with the same period last year, unless otherwise indicated.

Net Sales:

	Three months ended September 30, 2012
	United States	Asia Pacific	Europe, Middle East & Africa	Latin America/ Canada	Other Unallocated	Worldwide
Net sales (millions)	$2,694	$2,303	$1,594	$907	$(1)	$7,497
% of worldwide sales	35.9%	30.7%	21.3%	12.1%	—	100.0%
Components of net sales change:
Volume — organic	0.6%	1.5%	(1.1)%	6.2%	—	1.1%
Price	1.7	(1.6)	1.9	4.3	—	1.1
Organic local-currency sales	2.3	(0.1)	0.8	10.5	—	2.2
Acquisitions	0.5	—	1.6	—	—	0.5
Translation	—	(1.3)	(8.4)	(7.4)	—	(3.1)
Total sales change	2.8%	(1.4)%	(6.0)%	3.1%	—	(0.4)%

Sales in the third quarter of 2012 decreased 0.4 percent. Organic local-currency sales grew 2.2 percent, led by Latin America/Canada at 10.5 percent and the United States at 2.3 percent. Organic local-currency sales increased 0.8 percent in Europe, Middle East and Africa, impacted by weakness in Western Europe. Organic local-currency sales declined 0.1 percent in Asia Pacific, impacted by softness in China. Acquisitions added 0.5 percent to worldwide growth and currency impacts reduced third quarter 2012 worldwide sales growth by 3.1 percent. Worldwide selling prices rose 1.1 percent in the third quarter, despite selling price declines in 3M’s optical systems business, where prices typically decline each year, which is common for the electronics’ industry.

	Nine months ended September 30, 2012
	United States	Asia Pacific	Europe, Middle East & Africa	Latin America/ Canada	Other Unallocated	Worldwide
Net sales (millions)	$7,934	$6,869	$5,054	$2,665	$(5)	$22,517
% of worldwide sales	35.2%	30.5%	22.4%	11.9%	—	100.0%
Components of net sales change:
Volume — organic	1.5%	(0.5)%	(2.9)%	6.9%	—	0.4%
Price	2.4	(1.0)	2.4	4.3	—	1.6
Organic local-currency sales	3.9	(1.5)	(0.5)	11.2	—	2.0
Acquisitions	0.4	0.3	2.3	0.1	—	0.8
Translation	—	(0.6)	(7.6)	(7.4)	—	(2.8)
Total sales change	4.3%	(1.8)%	(5.8)%	3.9%	—	—%

Sales in the first nine months of 2012 were flat when compared to the first nine months of 2011. Organic local-currency sales grew 2.0 percent, led by Latin America/Canada at 11.2 percent and the United States at 3.9 percent. Organic local-currency sales declined 0.5 percent in Europe, Middle East and Africa, impacted by weakness in Western Europe. Organic local-currency sales declined 1.5 percent in Asia Pacific, impacted by softness in China and electronics. Acquisitions added 0.8 percent to worldwide growth and currency impacts reduced first nine months 2012 worldwide sales growth by 2.8 percent. Worldwide selling prices rose 1.6 percent in the first nine months, despite selling price declines in 3M’s optical systems business, where prices typically decline each year, which is common for the electronics’ industry.

Operating Expenses:

	Three months ended			Nine months ended
	September 30,			September 30,
(Percent of net sales)	2012	2011	Change	2012	2011	Change
Cost of sales	52.5%	53.4%	(0.9)%	51.9%	52.7%	(0.8)%
Selling, general and administrative expenses	19.8	20.4	(0.6)	20.3	20.6	(0.3)
Research, development and related expenses	5.3	5.2	0.1	5.4	5.3	0.1
Operating income	22.4%	21.0%	1.4%	22.4%	21.4%	1.0%

Pension and postretirement expense increased in 2012, which impacted cost of sales; selling, general and administrative expenses (SG&A); and research, development and related expenses (R&D). The year-on-year increase in pension and postretirement expense for the first nine months was $90 million, with $23 million of this year-on-year increase in the third quarter. Pension and postretirement expense for the first nine months of 2012 includes a $26 million charge related to the first-quarter 2012 voluntary early retirement incentive program (discussed in Note 8).

Cost of Sales:

Cost of sales includes manufacturing, engineering and freight costs. Cost of sales as a percent of net sales was 52.5 percent in the third quarter of 2012, a decrease of 0.9 percentage points from the same quarter last year. Third-quarter selling price increases and raw material cost decreases both benefited third-quarter 2012 cost of sales as a percent of sales, with this benefit partially offset by higher pension and postretirement costs (of which a portion impacts cost of sales) and foreign currency impacts.

Cost of sales in the first nine months of 2012 was 51.9 percent, a decrease of 0.8 percentage points from the same period last year. First nine months 2012 selling price increases and raw material cost decreases both benefited first nine months 2012 cost of sales as a percent of sales, with this benefit partially offset by higher pension and postretirement costs.

Selling, General and Administrative Expenses:

SG&A in dollars decreased $47 million, or 3.0 percent, in the third quarter of 2012 when compared to the third quarter of 2011. In addition to cost-control efforts, 3M experienced some savings from its first-quarter 2012 voluntary early retirement incentive program and restructuring actions. These benefits were partially offset by higher year-on-year pension and postretirement expense. SG&A, measured as a percent of sales, was 19.8 percent in third quarter of 2012, a decrease of 0.6 percentage points when compared to the same period last year.

SG&A in dollars decreased $81 million, or 1.7 percent, in the first nine months of 2012 when compared to the first nine months of 2011. In addition to cost-control efforts, 3M experienced some savings from its first-quarter 2012 voluntary early retirement incentive program and restructuring actions. First nine months 2012 SG&A included increases from acquired businesses which were largely not in 3M’s first-quarter 2011 base spending, primarily related to SG&A spending for Winterthur Technologie AG and the do-it-yourself and professional business of GPI Group. In addition, higher year-on-year pension and postretirement expense, including the impact of the voluntary early retirement incentive program, plus expense related to restructuring actions, increased SG&A. SG&A, measured as a percent of sales, was 20.3 percent in the first nine months of 2012, a decrease of 0.3 percentage points when compared to the same period last year.

Research, Development and Related Expenses:

R&D expense in dollars increased $8 million, or 1.9 percent, in the third quarter of 2012 when compared to the third quarter of 2011, and increased $25 million, or 2.1 percent, in the first nine months of 2012 when compared to the first nine months of 2011. 3M continued to invest in its key growth initiatives. In both the third-quarter and first nine months of 2012, in addition to cost-control efforts, 3M experienced some savings from its first-quarter 2012 voluntary early retirement incentive program and restructuring actions. R&D expense was also impacted in the third-quarter and first nine months of 2012 by higher pension and postretirement expense. R&D, measured as a percent of sales, increased to 5.4 percent of sales in the first nine months of 2012, compared to 5.3 percent of sales in the first nine months of 2011.

Operating Income:

Operating income margins were 22.4 percent in the third quarter of 2012 compared to 21.0 in the third quarter of 2011, an increase of 1.4 percentage points. This included a 1.6 percentage point benefit from the combination of selling price increases and raw material cost decreases, plus other net benefits of 0.2 percentage points. These benefits were partially offset by increased pension and postretirement benefit costs, which decreased margins by 0.3 percentage points, and foreign currency impacts, which decreased margins by 0.1 percentage points.

Operating income margins were 22.4 percent in the first nine months of 2012 compared to 21.4 in the first nine months of 2011, an increase of 1.0 percentage points. This was primarily comprised of a 1.7 percentage point benefit from the combination of selling price increases and raw material cost decreases. This was partially offset by increased pension and postretirement benefit costs, which reduced margins by 0.4 percentage points, and other net impacts, which decreased margins by 0.3 percentage points.

Interest Expense and Income:

	Three months ended		Nine months ended
	September 30,		September 30,
(Millions)	2012	2011	2012	2011
Interest expense	$44	$48	$127	$141
Interest income	(10)	(10)	(29)	(29)
Total	$34	$38	$98	$112

Interest expense was lower in both the third quarter and first nine months of 2012 compared to the same periods last year, primarily due to lower average international debt balances and lower interest rates on U.S. debt, partially offset by higher average U.S. debt balances and higher interest rates on international debt. Interest income was flat year-on-year when comparing the third quarter and first nine months of 2012 to the same periods last year.

Provision for Income Taxes:

	Three months ended		Nine months ended
	September 30,		September 30,
(Percent of pre-tax income)	2012	2011	2012	2011
Effective tax rate	28.2%	28.6%	29.0%	28.1%

The effective tax rate for the third quarter of 2012 was 28.2 percent, compared to 28.6 percent in the third quarter of 2011, a decrease of 0.4 percentage points. The effective tax rate for the first nine months of 2012 was 29.0 percent, compared to 28.1 percent in the first nine months of 2011, an increase of 0.9 percentage points. Various factors increased or decreased the effective tax rate when compared to the same periods last year. The primary factors which increased the Company’s effective tax rate year-on-year included international taxes, specifically with respect to the corporate reorganization of a wholly owned international subsidiary (which benefited 2011), and the lapse of the U.S. research and development credit. These and other factors, when compared to the same periods last year, increased the effective tax rate in the third quarter and first nine months of 2012 by 2.5 and 1.6 percentage points, respectively. Factors which decreased the Company’s effective tax rate year-on-year included international taxes as a result of changes to the geographic mix of income before taxes, benefits from certain realized credits, and adjustments to its income tax reserves. These factors, when compared to the same periods last year, decreased the effective tax rate in the third quarter and first nine months of 2012 by 2.9 and 0.7 percentage points, respectively. Refer to Note 5 for further discussion of income taxes.

The company currently expects that its effective tax rate for total year 2012 will be approximately 29.0 to 29.5 percent. The rate will change from quarter to quarter due to discrete items, such as the settlement of income tax audits and changes in tax laws, as well as recurring factors, such as the geographic mix of income before taxes.

Net Income Attributable to Noncontrolling Interest:

	Three months ended		Nine months ended
	September 30,		September 30,
(Millions)	2012	2011	2012	2011
Net income attributable to noncontrolling interest	$19	$15	$54	$54

Net income attributable to noncontrolling interest represents the elimination of the income or loss attributable to non-3M ownership interests in 3M consolidated entities. The changes in noncontrolling interest amounts are primarily related to Sumitomo 3M Limited (Japan), which is 3M’s most significant consolidated entity with non-3M ownership interests. As of September 30, 2012, 3M’s effective ownership in Sumitomo 3M Limited is 75 percent.

Currency Effects:

3M estimates that year-on-year currency effects, including hedging impacts, decreased net income attributable to 3M by approximately $42 million for the three months ended September 30, 2012 and decreased net income attributable to 3M by approximately $104 million for the nine months ended September 30, 2012. This estimate includes the effect of translating profits from local currencies into U.S. dollars and the impact of currency fluctuations on the transfer of goods between 3M operations in the United States and abroad. This estimate also includes year-on-year currency effects from transaction gains and losses, including derivative instruments designed to reduce foreign currency exchange rate risks and the negative impact of swapping Venezuelan bolivars into U.S. dollars, which 3M estimates increased net income attributable to 3M by approximately $3 million for three months ended September 30, 2012 and increased net income attributable to 3M by approximately $38 million for the nine months ended September 30, 2012.

Significant Accounting Policies:

Information regarding new accounting standards is included in Note 1 to the Consolidated Financial Statements.

As discussed in 3M’s 2011 Annual Report on Form 10-K, goodwill and indefinite-lived intangible assets are tested for impairment annually in the fourth quarter of each year and are tested between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. 3M indicated that factors which could result in future impairment charges, among others, include changes in worldwide economic conditions, changes in competitive conditions and customer preferences, and fluctuations in foreign currency exchange rates. Given the current overall economic and other conditions in markets served by certain reporting units (particularly Security Systems), 3M will continue to monitor impacted reporting units to assess whether long term expectations have been significantly impacted such that an impairment test would be required. The Company concluded that no such test was required for the period ended September 30, 2012. 3M will continue such interim monitoring in addition to its detailed fourth quarter annual impairment test. In addition, long-lived assets with a definite life are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset (asset group) may not be recoverable. If future non-cash impairment charges are taken, 3M would expect that only a portion of such assets or goodwill would be impaired.

PERFORMANCE BY BUSINESS SEGMENT

Disclosures related to 3M’s business segments are provided in Note 13. The reportable segments are Industrial and Transportation; Health Care; Consumer and Office; Safety, Security and Protection Services; Display and Graphics; and Electro and Communications.

In addition to these six operating business segments, 3M assigns certain costs to “Corporate and Unallocated”, which is presented separately in the preceding business segments table and in Note 13. Corporate and Unallocated includes a variety of miscellaneous items, such as corporate investment gains and losses, certain derivative gains and losses, certain insurance-related gains and losses, certain litigation and environmental expenses, corporate restructuring charges and certain under- or over-absorbed costs (e.g. pension, stock-based compensation) that the Company may choose not to allocate directly to its business segments. Because this category includes a variety of miscellaneous items, it is subject to fluctuation on a quarterly and annual basis. The primary items driving higher expenses in Corporate and Unallocated in the third quarter and first nine months of 2012 when compared to the same period last year were pension and postretirement expense, as a portion of the 2012 increase in these expenses were not allocated directly to the six operating business segments ($16 million and $47 million, respectively, in the third quarter and first nine months of 2012), and an increase in respirator mask/asbestos liabilities and receivables, which nets to a $1 million and $27 million charge, respectively, in the third quarter and first nine months of 2012 (as discussed in Note 11). In addition, an increase in other environmental insurance receivables benefited third quarter and first nine months 2012 by $15 million (as discussed in Note 11).

Information related to 3M’s business segments for the third quarter and first nine months of both 2012 and 2011 is presented in the tables that follow. Organic local-currency sales include both organic volume impacts plus selling price impacts. Acquisition impacts are measured separately for the first twelve months of the acquisition. The acquisition and divestiture impacts, if any, foreign currency translation impact and total sales change are also provided for each business segment. Any references to EMEA relate to Europe, Middle East and Africa on a combined basis.

Industrial and Transportation Business:

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Sales (millions)	$2,566	$2,580	$7,853	$7,671
Sales change analysis:
Organic local currency	3.3%	8.3%	4.7%	10.6%
Acquisitions	—	6.8	1.1	5.9
Translation	(3.8)	3.7	(3.4)	4.7
Total sales change	(0.5)%	18.8%	2.4%	21.2%

Operating income (millions)	$575	$525	$1,789	$1,585
Percent change	9.4%	21.1%	12.8%	18.3%
Percent of sales	22.4%	20.4%	22.8%	20.7%

The Industrial and Transportation segment serves a broad range of markets, such as automotive original equipment manufacturers (OEM) and automotive aftermarket (auto body shops and retail), renewable energy, electronics, paper and packaging, food and beverage, and appliance. Industrial and Transportation products include tapes, a wide variety of coated and non-woven abrasives, adhesives, specialty materials, filtration products, energy control products, closure systems for personal hygiene products, acoustic systems products, and components and products that are used in the manufacture, repair and maintenance of automotive, marine, aircraft and specialty vehicles.

Third quarter of 2012:

Sales in Industrial and Transportation totaled $2.6 billion, down 0.5 percent in U.S. dollars. Organic local-currency sales increased 3.3 percent and foreign currency translation reduced sales by 3.8 percent. On an organic local-currency basis, sales growth was led by automotive OEM at 11 percent. 3M also achieved organic local-currency sales growth in aerospace, automotive aftermarket, 3M Purification Inc. (filtration products), and industrial adhesives and tapes. On an organic local-currency basis, sales declined in renewable energy.

Geographically, organic local-currency sales increased 8 percent in the United States, 5 percent in Latin America/Canada, 1 percent in EMEA, and were up slightly in Asia Pacific.

Operating income was $575 million in the third quarter, 9.4 percent higher than the third quarter of last year. Cost control efforts helped drive operating income growth. Operating income margins increased by 2.0 percentage points to 22.4 percent.

First nine months of 2012:

Sales in Industrial and Transportation totaled $7.9 billion, up 2.4 percent in U.S. dollars. Organic local-currency sales increased 4.7 percent, acquisitions added 1.1 percent, and foreign currency translation reduced sales by 3.4 percent. Acquisitions growth was primarily driven by Winterthur Technologie AG (Winterthur) in the abrasives market and Alpha Beta Enterprise Co. Ltd. (Alpha Beta) in industrial tapes, both of which are discussed further below. On an organic local-currency basis, sales growth was strongest in automotive OEM, aerospace, energy/advanced materials, and abrasives. On an organic local-currency basis, sales declined in renewable energy.

Geographically, organic local-currency sales increased 8 percent in the United States, 7 percent in Latin America/Canada, 3 percent in Asia Pacific, and 1 percent in EMEA.

Operating income was $1.8 billion in the first nine months, 12.8 percent higher than the first nine months of last year. Revenue growth and cost control helped drive operating income growth. Operating income margins increased by 2.1 percentage points to 22.8 percent.

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

In addition, as disclosed in Note 2, in October 2012, 3M announced that it had entered into a definitive agreement to acquire Ceradyne, Inc. (Ceradyne), which is headquartered in Costa Mesa, California. Ceradyne is involved in the development and production of advanced technical ceramics for demanding applications in the automotive, oil and gas, solar, industrial, electronics and defense industries. The transaction is expected to be completed in the fourth quarter of 2012, subject to customary closing conditions including any necessary regulatory approvals.

Health Care Business:

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Sales (millions)	$1,263	$1,246	$3,826	$3,770
Sales change analysis:
Organic local currency	4.3%	5.6%	4.3%	4.3%
Acquisitions	0.4	5.3	0.3	5.2
Translation	(3.3)	3.1	(3.1)	4.2
Total sales change	1.4%	14.0%	1.5%	13.7%

Operating income (millions)	$400	$367	$1,216	$1,100
Percent change	9.0%	12.8%	10.5%	8.4%
Percent of sales	31.7%	29.5%	31.8%	29.2%

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

Third quarter of 2012:

Health Care sales totaled $1.3 billion, an increase of 1.4 percent in U.S. dollars. Organic local-currency sales increased 4.3 percent, acquisitions added 0.4 percent, and foreign currency translation reduced sales by 3.3 percent. Organic local-currency sales growth was led by food safety, health information systems, and skin/wound care. In April 2012, 3M further strengthened its health information systems business by acquiring CodeRyte, Inc., which provides clinical natural language processing technology and computer-assisted coding solutions for outpatient providers. Sales declined in the drug delivery systems business.

On a geographic basis, organic local-currency sales increased 12 percent in Latin America/Canada, 8 percent in Asia Pacific, 3 percent in the United States, and 1 percent in EMEA.

Operating income increased 9.0 percent to $400 million. Operating income margins were 31.7 percent in the third quarter of 2012 compared to 29.5 percent in the third quarter of 2011, as factories continued to run efficiently, discretionary spending was under firm control, and the portfolio mix was favorable.

First nine months of 2012:

Health Care sales totaled $3.8 billion, an increase of 1.5 percent in U.S. dollars. Organic local-currency sales increased 4.3 percent, acquisitions added 0.3 percent, and foreign currency translation reduced sales by 3.1 percent. Organic local-currency sales growth was led by health information systems, food safety, and skin/wound care. Sales declined year-on-year in drug delivery systems for the first nine months.

On a geographic basis, organic local-currency sales increased 12 percent in Latin America/Canada, 10 percent in Asia Pacific, 3 percent in the United States, and 1 percent in EMEA.

Operating income increased 10.5 percent to $1.2 billion. Operating income margins were 31.8 percent in the first nine months of 2012 compared to 29.2 percent in the first nine months of 2011, driven by manufacturing cost control, utilization and production efficiencies.

Consumer and Office Business:

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Sales (millions)	$1,114	$1,096	$3,219	$3,134
Sales change analysis:
Organic local currency	1.4%	4.5%	2.2%	4.4%
Acquisitions	2.5	0.1	2.7	0.8
Translation	(2.3)	2.2	(2.2)	3.2
Total sales change	1.6%	6.8%	2.7%	8.4%

Operating income (millions)	$244	$244	$700	$661
Percent change	(0.2)%	3.8%	5.9%	(0.6)%
Percent of sales	21.9%	22.3%	21.7%	21.1%

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

Third quarter of 2012:

Sales in Consumer and Office totaled $1.1 billion, up 1.6 percent in U.S. dollars. Organic local-currency sales increased 1.4 percent, acquisitions added 2.5 percent, and foreign currency translation reduced sales by 2.3 percent. On an organic local-currency basis, sales growth was led by the construction and home improvement and consumer health care businesses. Organic local-currency sales declined in stationery and office supplies, impacted by continued weakness in the office wholesale and retail markets. Acquisition growth was due to the October 2011 acquisition of the do-it-yourself and professional business of GPI Group. GPI is a manufacturer and marketer of home improvement products such as tapes, hooks, insulation and floor protection products and accessories. The addition of GPI’s products expands 3M’s product portfolio in core and complementary categories in the construction and home improvement markets. Since 3M purchased GPI in October 2011, it will become part of the organic growth sales base in the fourth quarter.

On a geographic basis, organic local-currency sales increased 7 percent in Latin America/Canada and 6 percent in Asia Pacific. Organic local-currency sales were flat in the United States and declined by 3 percent in EMEA.

Consumer and Office operating income was flat. Operating income margins were 21.9 percent, compared to 22.3 percent in the same period last year.

First nine months of 2012:

Sales in Consumer and Office totaled $3.2 billion, up 2.7 percent in U.S. dollars. Organic local-currency sales increased 2.2 percent, acquisitions added 2.7 percent, and foreign currency translation reduced sales by 2.2 percent. Organic local-currency sales growth was led by the construction and home improvement and consumer health care businesses. Organic local-currency sales declined in stationery and office supplies, impacted by continued weakness in the office wholesale and retail markets. Acquisition growth was largely due to the October 2011 acquisition of the do-it-yourself and professional business of GPI Group (discussed above).

On a geographic basis, organic local-currency sales increased 9 percent in Latin America/Canada, 6 percent in Asia Pacific, and 1 percent in the United States. EMEA organic local-currency sales decreased 3 percent in the first nine months.

Consumer and Office operating income increased 5.9 percent to $700 million. Operating income margins were 21.7 percent, compared to 21.1 percent in the same period last year, as all businesses posted operating income increases.

Safety, Security and Protection Services Business:

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Sales (millions)	$926	$954	$2,898	$2,894
Sales change analysis:
Organic local currency	0.7%	8.4%	3.4%	6.3%
Acquisitions	—	5.7	—	6.3
Divestitures	(0.1)	—	—	—
Translation	(3.5)	3.5	(3.3)	4.7
Total sales change	(2.9)%	17.6%	0.1%	17.3%

Operating income (millions)	$196	$202	$685	$643
Percent change	(2.8)%	22.9%	6.5%	18.2%
Percent of sales	21.1%	21.1%	23.6%	22.2%

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

Third quarter of 2012:

Safety, Security and Protection Services sales totaled $926 million, down 2.9 percent in U.S. dollars. Organic local-currency sales grew 0.7 percent, divestitures reduced sales by 0.1 percent, and foreign currency translation reduced sales by 3.5 percent. On an organic local-currency basis, sales growth was strongest in infrastructure protection and personal safety. Sales declined year-on-year in roofing granules and security systems.

Geographically, organic local-currency sales rose 20 percent in Latin America/Canada and 2 percent in EMEA. Organic local-currency sales declined 6 percent in the United States and 4 percent in Asia Pacific.

Operating income decreased 2.8 percent to $196 million. Operating income margins were 21.1 percent, unchanged from the third quarter of 2011.

First nine months of 2012:

Safety, Security and Protection Services sales totaled $2.9 billion, up 0.1 percent in U.S. dollars. Organic local-currency sales grew 3.4 percent and foreign currency translation reduced sales by 3.3 percent. Organic local-currency sales grew in infrastructure protection, personal safety, building and commercial services, and roofing granules.

First nine-months 2012 organic local-currency sales declined 11 percent in security systems. As discussed in “Significant Accounting Policies” earlier in the “Results of Operations” section, 3M will continue to monitor this business to assess whether long term expectations have been significantly impacted such that an asset or goodwill impairment test would be required. The Company concluded that no such test was required for the period ended September 30, 2012.

Geographically, organic local-currency sales increased 21 percent in Latin America/Canada and 2 percent in the United States.  Organic local-currency sales were flat in Asia Pacific and declined 1 percent in EMEA.

The combination of selling price increases and raw material cost reductions, plus factory efficiencies, drove a 6.5 percent increase in operating income. Operating income margins increased 1.4 percentage points to 23.6 percent.

Display and Graphics Business:

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Sales (millions)	$936	$935	$2,650	$2,851
Sales change analysis:
Organic local currency	1.3%	(14.2)%	(5.7)%	(7.0)%
Acquisitions	0.8	0.1	0.3	0.1
Translation	(2.1)	1.9	(1.7)	2.5
Total sales change	—%	(12.2)%	(7.1)%	(4.4)%

Operating income (millions)	$199	$179	$541	$631
Percent change	11.2%	(36.5)%	(14.2)%	(21.4)%
Percent of sales	21.2%	19.1%	20.4%	22.1%

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

Third quarter of 2012:

Sales in Display and Graphics totaled $936 million, basically unchanged from 2011 in U.S. dollars, but did increase 6 percent when compared to the second quarter of 2012. Organic local-currency sales year-on-year increased 1.3 percent, acquisitions added 0.8 percent (discussed below), and foreign currency translation reduced sales by 2.1 percent. On an organic local-currency basis, sales declined slightly year-on-year in optical systems, but rose 15 percent when compared to the second quarter of 2012. Quarterly year-on-year comparisons are improving as 2012 progresses, as 2011 optical sales were highest in the first quarter and sequentially declined each quarter throughout 2011. 3M continued to see growth in optical films for battery-powered devices, such as smartphones and tablets. Organic local-currency sales growth increased in architectural markets, commercial graphics and traffic safety systems.

Organic local-currency sales increased 16 percent in Latin America/Canada and 3 percent in the United States. Organic local-currency sales declined slightly in both EMEA and Asia Pacific.

Acquisition growth related to the September 2012 purchase of assets that comprised the business of Federal Signal Technologies Group from Federal Signal Corp. This business focuses on electronic toll collection and parking management hardware and software services.

Operating income in the third quarter of 2012 totaled $199 million, up 11.2 percent, with the year-on-year improvement primarily related to optical systems. Operating income margins were 21.2 percent of sales, compared to 19.1 percent in the third quarter of 2011.

First nine months of 2012:

Sales in Display and Graphics were $2.7 billion, down 7.1 percent in U.S. dollars. Organic local-currency sales decreased 5.7 percent, acquisitions added 0.3 percent, and foreign currency translation reduced sales by 1.7 percent. Optical systems sales declined 17 percent, driven by lower optical film volumes for LCD TVs. Organic local-currency sales increased in both architectural markets and commercial graphics, and were down slightly in traffic safety systems.

Organic local-currency sales increased 11 percent in Latin America/Canada and 7 percent in the United States. Organic local-currency sales declined 5 percent in EMEA and 12 percent in Asia Pacific, where the decrease in optical systems sales was a major factor.

Operating income in the first nine months of 2012 totaled $541 million, down 14.2 percent. Operating income margins were 20.4 percent of sales, compared to 22.1 percent in the first nine months of 2011, with the difference largely attributable to the decline in optical systems.

Electro and Communications Business:

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Sales (millions)	$820	$838	$2,452	$2,538
Sales change analysis:
Organic local currency	0.1%	0.9%	(1.6)%	8.2%
Acquisitions	—	0.1	—	0.1
Translation	(2.2)	3.4	(1.8)	4.3
Total sales change	(2.1)%	4.4%	(3.4)%	12.6%

Operating income (millions)	$186	$181	$549	$559
Percent change	2.5%	(1.0)%	(1.8)%	10.6%
Percent of sales	22.7%	21.6%	22.4%	22.0%

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

Third quarter of 2012:

Electro and Communications sales totaled $820 million, down 2.1 percent in U.S. dollars. Organic local-currency sales increased 0.1 percent and foreign currency translation reduced sales by 2.2 percent. Organic local-currency sales increased in 3M’s electrical markets business, which supplies connectors and related solutions to the power utility, MRO (maintenance, repair and overhaul) and OEM markets. Organic local-currency sales declined in the telecommunications markets business and consumer electronics-related businesses. On the electronics side, a number of industry product launches were delayed, contributing to lower-than-expected growth in 3M’s business. Overall the industry is showing signs of recovery, but at a much slower pace than expected earlier in the year. 3M will benefit from easier year-on-year comparisons in the fourth quarter of 2012.

On a geographic basis, organic local-currency sales increased 17 percent in Latin America/Canada, 4 percent in the United States, and 1 percent in EMEA. Organic local-currency sales declined 4 percent in Asia Pacific.

Operating income increased 2.5 percent to $186 million in the third quarter of 2012. Operating income margins were 22.7 percent, compared to 21.6 percent in the third quarter of 2011, with the year-on-year improvement in margins across all major businesses.

First nine months of 2012:

Electro and Communications sales totaled $2.5 billion, down 3.4 percent in U.S. dollars. Organic local-currency sales declined 1.6 percent and foreign currency translation reduced sales by 1.8 percent. Organic local-currency sales declined in the consumer electronics-related businesses and telecommunications markets business. Organic local-currency sales increased in 3M’s electrical markets business.

On a geographic basis, organic local-currency sales increased 12 percent in Latin America/Canada and 5 percent in the United States. Organic local-currency sales declined 4 percent in EMEA and 6 percent in Asia Pacific.

Operating income decreased 1.8 percent to $549 million in the first nine months of 2012. Operating income margins were 22.4 percent, compared to 22.0 percent in the first nine months of 2011, with the year-on-year improvement in margins primarily related to electrical markets.

FINANCIAL CONDITION AND LIQUIDITY

As indicated in the following table, 3M’s net debt at September 30, 2012 was a negative $60 million, as cash, cash equivalents and marketable securities exceeded total debt. This compared to net debt of $590 million at December 31, 2011. At September 30, 2012, 3M had $6.418 billion of cash, cash equivalents, and marketable securities and $6.358 billion of debt. Debt included $4.852 billion of long-term debt and $1.506 billion related to the current portion of long-term debt and other borrowings. The current portion of long-term debt includes $500 million (principal amount) of medium-term notes due in December 2012 and $850 million (principal amount) of medium-term notes due in August 2013. As discussed in Note 7, in June 2012, 3M issued $650 million aggregate principal amount of five-year fixed rate notes due 2017 and $600 million aggregate principal amount of ten-year fixed rate notes due 2022. The strength of 3M’s capital structure and consistency of its cash flows provide 3M reliable access to capital markets. Additionally, the Company’s maturity profile is staggered to help ensure refinancing needs in any given year are reasonable in proportion to the total portfolio. The Company has an AA- credit rating, with a stable outlook, from Standard & Poor’s and an Aa2 credit rating, with a stable outlook, from Moody’s Investors Service.

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

	September 30,	December 31,
(Millions)	2012	2011

Total Debt	$6,358	$5,166
Less: Cash and cash equivalents and marketable securities	6,418	4,576
Net Debt	$(60)	$590

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

The Company has sufficient liquidity to meet currently anticipated growth plans, including capital expenditures, working capital investments and acquisitions. Operating cash flow of $3.562 billion in the first nine months of 2012 was utilized for items such as dividends paid to shareholders ($1.228 billion), capital spending ($977 million), and net treasury stock repurchases ($718 million). The Company does not utilize derivative instruments linked to the Company’s stock.

At September 30, 2012 and December 31, 2011, cash, cash equivalents and marketable securities held internationally totaled $3.8 billion and $2.7 billion, respectively, and in the United States totaled $2.6 billion and $1.9 billion, respectively. Cash available in the United States has historically been sufficient to fund dividend payments to shareholders and share repurchases, in addition to funding U.S. acquisitions, U.S. capital spending, U.S. pension/other postemployment benefit contributions, and other items as needed. For those international earnings considered to be reinvested indefinitely, the Company currently has no intention to repatriate these funds. If these international funds are needed for operations in the U.S., 3M would be required to accrue and pay U.S. taxes to repatriate these funds. However, for the international funds considered to be reinvested indefinitely, 3M’s current plans do not indicate a need to repatriate these funds for U.S. operations.

The Company’s financial condition and liquidity are strong. Various assets and liabilities, including cash and short-term debt, can fluctuate significantly from month to month depending on short-term liquidity needs. Working capital (defined as current assets minus current liabilities) totaled $7.899 billion at September 30, 2012, compared with $6.799 billion at December 31, 2011. Working capital increases were primarily attributable to increases in cash, cash equivalents, current marketable securities, accounts receivable and inventory, which were partially offset by increases in short-term borrowings and the current portion of long-term debt, accounts payable and other current liabilities.

Primary short-term liquidity needs are met through cash on hand, U.S. commercial paper and euro commercial paper issuances. The Company maintains a commercial paper program that allows 3M to have a maximum of $3 billion outstanding with a maximum maturity of 397 days from date of issuance. As of September 30, 2012 and December 31,

2011, 3M had no outstanding commercial paper. The Company believes it is unlikely that its access to the commercial paper market will be restricted.

In September 2012, 3M entered into a $1.5 billion, five-year multi-currency revolving credit agreement, which amended the existing agreement that was entered into in August 2011. This amended agreement extended the expiration date from August 2016 to September 2017. This credit agreement includes a provision under which 3M may request an increase of up to $500 million, bringing the total facility up to $2 billion (at the lenders’ discretion). This facility was undrawn at September 30, 2012. In August 2012, 3M entered into a $150 million, one-year committed letter of credit facility with HSBC Bank USA, which replaced the one-year $200 million committed credit facility that was entered into in August 2011. As of September 30, 2012, 3M letters of credit issued under this $150 million committed facility totaled $120 million. Apart from the committed facilities, an additional $100 million in stand-alone letters of credit was also issued and outstanding at September 30, 2012. These letters of credit are utilized in connection with normal business activities. Under both the $1.5 billion and $150 million credit agreements, the Company is required to maintain its EBITDA to Interest Ratio as of the end of each fiscal quarter at not less than 3.0 to 1. This is calculated (as defined in the agreement) as the ratio of consolidated total EBITDA for the four consecutive quarters then ended to total interest expense on all funded debt for the same period. At September 30, 2012, this ratio was approximately 44 to 1. Debt covenants do not restrict the payment of dividends.

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

3M’s strong balance sheet and liquidity provide the Company with significant flexibility to take advantage of numerous opportunities going forward. The Company will continue to invest in its operations to drive growth, including continual review of acquisition opportunities. 3M has a long history of dividend increases. In February 2012, 3M’s Board of Directors increased the quarterly dividend on 3M common stock by 7.3 percent to 59 cents per share, equivalent to an annual dividend of $2.36 per share. In February 2011, 3M’s Board of Directors authorized the repurchase of up to $7.0 billion of 3M’s outstanding common stock, which replaced the Company’s previous repurchase program. This authorization has no pre-established end date. At September 30, 2012, the Company has $3.2 billion remaining under the current authorization.

For total year 2012, the Company plans to contribute approximately $1 billion of cash to its U.S. and international pension and postretirement plans. For the nine months ended September 30, 2012, contributions totaling $853 million were made to the Company’s U.S. and international pension plans and $65 million to its postretirement plans. The Company does not have a required minimum cash pension contribution obligation for its U.S. plans in 2012. Therefore, the amount of future discretionary contributions could vary significantly depending on the U.S. qualified plans’ funded status as of the 2012 measurement date and the anticipated tax deductibility of the contributions. Future contributions will also depend on market conditions, interest rates and other factors. 3M believes its strong cash flow and balance sheet will allow it to fund future pension needs without compromising growth opportunities.

The Company uses various working capital measures that place emphasis and focus on certain working capital assets and liabilities. These measures are not defined under U.S. generally accepted accounting principles and may not be computed the same as similarly titled measures used by other companies. One of the primary working capital measures 3M uses is a combined index, which includes accounts receivable, inventory and accounts payable. This combined index (defined as current quarterly net sales multiplied by four, divided by the sum of ending net accounts receivable plus inventory less accounts payable) was 4.7 at September 30, 2012, down from 5.0 and 4.9, respectively, at December 31, 2011 and September 30, 2011. Receivables increased $542 million, or 14 percent, compared with December 31, 2011, with higher September 2012 sales compared to December 2011 sales contributing to this increase. Inventories increased $426 million, or 12 percent, compared with December 31, 2011. At September 30, 2012 compared with December 31, 2011, the combination of currency translation and acquisitions increased accounts receivable by $50 million and inventories by $59 million. As indicated in the next section (cash flows from operating activities), accounts receivable increased at a lower level and inventories increased at a similar level when compared to the first nine months of 2011. Accounts payable increased $162 million compared with December 31, 2011, with currency translation and acquisitions accounting for $21 million of this increase and the balance primarily related to changes in business activity.

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

Cash Flows from Operating Activities:

	Nine months ended
	September 30,
(Millions)	2012	2011

Net income including noncontrolling interest	$3,507	$3,383
Depreciation and amortization	956	919
Company pension contributions	(853)	(310)
Company postretirement contributions	(65)	(63)
Company pension expense	403	321
Company postretirement expense	87	79
Stock-based compensation expense	181	210
Income taxes (deferred and accrued income taxes)	41	175
Excess tax benefits from stock-based compensation	(53)	(52)
Accounts receivable	(493)	(557)
Inventories	(368)	(364)
Accounts payable	141	(30)
Product and other insurance receivables and claims	(11)	(45)
Other — net	89	(120)
Net cash provided by operating activities	$3,562	$3,546

Cash flows from operating activities can fluctuate significantly from period to period, as pension funding decisions, tax timing differences and other items can significantly impact cash flows.

In the first nine months of 2012, cash flows provided by operating activities increased $16 million compared to the first nine months of 2011. 3M was able to achieve this growth in operating cash flow despite contributing an additional $545 million in its pension and postretirement plans when compared to the same period last year. Working capital (which includes accounts receivable, inventories and accounts payable), increased $720 million in the first nine months of 2012 compared to working capital increases of $951 million in the first nine months of 2011. Additional discussion on working capital changes is provided towards the end of the preceding “Financial Condition and Liquidity” section.

Free Cash Flow (non-GAAP measure):

In addition to net cash provided by operating activities, 3M uses free cash flow as a useful measure of performance and as an indication of the strength of the Company and its ability to generate cash. 3M defines free cash flow as net cash provided by operating activities less purchases of property, plant and equipment (which is classified as an investing activity). Free cash flow is not defined under U.S. generally accepted accounting principles (GAAP). Therefore, it should not be considered a substitute for income or cash flow data prepared in accordance with U.S. GAAP and may not be comparable to similarly titled measures used by other companies. It should not be inferred that the entire free cash flow amount is available for discretionary expenditures. Below find a recap of free cash flow for the nine months ended September 30, 2012 and 2011.

	Nine months ended
	September 30,
(Millions)	2012	2011

Net cash provided by operating activities	$3,562	$3,546
Purchases of property, plant and equipment (PP&E)	(977)	(862)
Free Cash Flow	$2,585	$2,684

Cash Flows from Investing Activities:

	Nine months ended
	September 30,
(Millions)	2012	2011

Purchases of property, plant and equipment (PP&E)	$(977)	$(862)
Proceeds from sale of PP&E and other assets	15	12
Acquisitions, net of cash acquired	(248)	(531)
Purchases and proceeds from sale or maturities of marketable securities and investments, net	(938)	(197)
Other investing	14	(6)
Net cash used in investing activities	$(2,134)	$(1,584)

Investments in property, plant and equipment enable growth across many diverse markets, helping to meet product demand and increasing manufacturing efficiency. Capital expenditures were $977 million in the first nine months of 2012, an increase of $115 million when compared to the first nine months of 2011. 3M’s capital spending is increasingly shifting toward international markets and, in particular, fast-growing developing economies, as 3M continues to migrate manufacturing to better balance sales with manufacturing capability. The Company expects 2012 capital spending to be approximately $1.5 billion.

Refer to Note 2 for information on acquisitions. The Company is actively considering additional acquisitions, investments and strategic alliances, and from time to time may also divest certain businesses.

Purchases of marketable securities and investments and proceeds from sale (or maturities) of marketable securities and investments are primarily attributable to asset-backed securities, agency securities, corporate medium-term note securities and other securities, which are classified as available-for-sale. Interest rate risk and credit risk related to the underlying collateral may impact the value of investments in asset-backed securities, while factors such as general conditions in the overall credit market and the nature of the underlying collateral may affect the liquidity of investments in asset-backed securities. The coupon interest rates for asset-backed securities are either fixed rate or floating. Floating rate coupons reset monthly or quarterly based upon the corresponding monthly or quarterly LIBOR rate. Each individual floating rate security has a coupon based upon the respective LIBOR rate +/- an amount reflective of the credit risk of the issuer and the underlying collateral on the original issue date. Terms of the reset are unique to individual securities. Fixed rate coupons are established at the time the security is issued and are based upon a spread to a related maturity treasury bond. The spread against the treasury bond is reflective of the credit risk of the issuer and the underlying collateral on the original issue date. 3M does not currently expect risk related to its holdings in asset-backed securities to materially impact its financial condition or liquidity. Refer to Note 6 for more details about 3M’s diversified marketable securities portfolio, which totaled $3.389 billion as of September 30, 2012. Purchases of marketable securities and investments, net of proceeds from sales or maturities, totaled $938 million in the first nine months of 2012 and $197 million in the first nine months of 2011. Purchases of investments also include additional survivor benefit insurance and equity investments.

Cash Flows from Financing Activities:

	Nine months ended
	September 30,
(Millions)	2012	2011

Change in short-term debt — net	$(36)	$(13)
Repayment of debt (maturities greater than 90 days)	(18)	(474)
Proceeds from debt (maturities greater than 90 days)	1,251	1,108
Total cash change in debt	$1,197	$621
Purchases of treasury stock	(1,490)	(2,207)
Proceeds from issuances of treasury stock pursuant to stock option and benefit plans	772	865
Dividends paid to stockholders	(1,228)	(1,171)
Excess tax benefits from stock-based compensation	53	52
Other — net	(18)	(58)
Net cash used in financing activities	$(714)	$(1,898)

Total debt at September 30, 2012, was $6.4 billion, up $1.2 billion from year-end 2011. Total debt was 26 percent of total capital (total capital is defined as debt plus equity) at September 30, 2012, compared to 25 percent of total capital at year-end 2011. Repayment of debt in the first nine months of 2012 was minimal. Repayment of debt in the first nine months of 2011 includes redemption of Convertible Notes, repayment of a portion of debt related to the 5.8 billion Japanese Yen note, repayment of a portion of the Canadian Dollar loan, and repayment of a portion of debt that was acquired, primarily related to the Winterthur acquisition. Proceeds from debt in the first nine months of 2012 related to the June 2012 issuance of $650 million aggregate principal amount of five-year fixed rate medium-term notes due 2017 and $600 million aggregate principal amount of ten-year fixed rate medium-term notes due 2022 (refer to Note 7 for further detail). Proceeds from debt in the first nine months of 2011 primarily relate to issuance of a $1 billion medium term note and an amendment to a Canada loan agreement which increased the principal amount of the loan by 100.5 million Canadian Dollars.

Repurchases of common stock are made to support the Company’s stock-based employee compensation plans and for other corporate purposes. In the first nine months of 2012, the Company purchased $1.490 billion of treasury stock compared to $2.207 billion of treasury stock in the first nine months of 2011. As of September 30, 2012, approximately $3.2 billion of 3M common stock remained available for repurchase under the February 2011 repurchase authorization of $7.0 billion, which has no pre-established end date. For more information, refer to the table titled “Issuer Purchases of Equity Securities” in Part II, Item 2.

Cash dividends paid to stockholders totaled $1.228 billion in the first nine months of 2012 compared to $1.171 billion in the first nine months of 2011. 3M has paid dividends since 1916. In February 2012, the Board of Directors increased the quarterly dividend on 3M common stock by 7.3 percent to 59 cents per share, equivalent to an annual dividend of $2.36 per share. This marked the 54th consecutive year of dividend increases.

In addition to the items described below, other cash flows from financing activities may include various other items, such as distributions to or sales of noncontrolling interests, changes in cash overdraft balances, and principal payments for capital leases.

In the first nine months of 2011, subsequent to acquiring a controlling interest in Winterthur, 3M purchased additional outstanding shares of its Winterthur subsidiary for $50 million, increasing 3M’s ownership interest from approximately 86 percent to approximately 98 percent as of September 30, 2011 (subsequently increased to 100 percent as of December 31, 2011). These additional purchases are reflected as other financing activities in the statement of cash flows.  In addition, during the first nine months of 2011 and 2012, 3M sold a noncontrolling interest in a newly formed subsidiary and purchased the remaining noncontrolling interest of another subsidiary, both for immaterial amounts, which were also classified as other financing activities in the consolidated statement of cash flows.

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

Foreign Exchange Rates Risk:

Foreign currency exchange rates and fluctuations in those rates may affect the Company’s net investment in foreign subsidiaries and may cause fluctuations in cash flows related to foreign denominated transactions. 3M is also exposed to the translation of foreign currency earnings to the U.S. dollar. The Company enters into foreign exchange forward and option contracts to hedge against the effect of exchange rate fluctuations on cash flows denominated in foreign currencies and certain intercompany financing transactions. These transactions are designated as cash flow hedges. Generally, 3M dedesignates these cash flow hedge relationships in advance of the occurrence of the forecasted transaction. The maximum length of time over which 3M hedges its exposure to the variability in future cash flows for a majority of the forecasted transactions is 12 months and, accordingly, at September 30, 2012, the majority of the Company’s open foreign exchange forward and option contracts had maturities of one year or less. In addition, 3M enters into foreign currency forward contracts that are not designated in hedging relationships to offset, in part, the impacts of certain intercompany activities (primarily associated with intercompany licensing arrangements). As circumstances warrant, the Company also uses cross currency swaps, forwards and foreign currency denominated debt as hedging instruments to hedge portions of the Company’s net investments in foreign operations. The dollar equivalent gross notional amount of the Company’s foreign exchange forward and option contracts designated as cash flow hedges and those not designated as hedging instruments were $6.5 billion and $1.2 billion, respectively, at September 30, 2012. As of September 30, 2012, the Company had no cross currency swap and foreign currency forward contracts designated as net investment hedges, but had designated certain of 3M’s foreign currency denominated debt as nonderivative hedging instruments in certain net investment hedges as discussed in Note 9 in the “Net Investment Hedges” section.

Interest Rates Risk:

The Company may be impacted by interest rate volatility with respect to existing debt and future debt issuances. 3M manages interest expense using a mix of fixed and floating rate debt. To help manage borrowing costs, the Company may enter into interest rate swaps that are designated and qualify as fair value hedges. Under these arrangements, the Company agrees to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated by reference to an agreed-upon notional principal amount. The dollar equivalent (based on inception date foreign currency exchange rates) gross notional amount of the Company’s interest rate swaps at September 30, 2012 was $342 million. Additional details about 3M’s long-term debt can be found in Note 10 in 3M’s 2011 Annual Report on Form 10-K, including references to information regarding derivatives and/or hedging instruments associated with the Company’s long-term debt.

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

The dollar equivalent gross notional amount of the Company’s natural gas commodity price swaps designated as cash flow hedges and precious metal commodity price swaps not designated in hedge relationships were $19 million and $3 million, respectively, at September 30, 2012.

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

In addition to the possible adverse and positive impacts discussed in the preceding table related to foreign exchange rates, recent historical information is as follows. 3M estimates that year-on-year currency effects, including hedging impacts, had the following effects on net income attributable to 3M: first nine-months 2012 ($104 million decrease), full-year 2011 ($154 million increase) and full-year 2010 ($15 million increase). This estimate includes the effect of translating profits from local currencies into U.S. dollars; the impact of currency fluctuations on the transfer of goods between 3M operations in the United States and abroad; and transaction gains and losses, including derivative instruments designed to reduce foreign currency exchange rate risks and the negative impact of swapping Venezuelan bolivars into U.S. dollars. 3M estimates that year-on-year derivative and other transaction gains and losses had the following effects on net income attributable to 3M: first nine-months 2012 ($38 million increase), full-year 2011 (immaterial impact) and full-year 2010 ($115 million decrease).

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

3M COMPANY

FORM 10-Q

For the Quarterly Period Ended September 30, 2012

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

Issuer Purchases of Equity

Securities (registered pursuant to

Section 12 of the Exchange Act)

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (Millions)
January 1-31, 2012	1,263,561	$84.83	1,252,356	$4,483
February 1-29, 2012	2,396,317	$87.73	1,745,000	$4,330
March 1-31, 2012	2,466,062	$87.94	2,433,944	$4,116
Total January 1-March 31, 2012	6,125,940	$87.22	5,431,300	$4,116
April 1-30, 2012	2,452,708	$87.24	2,434,773	$3,904
May 1-31, 2012	2,654,275	$85.98	2,363,345	$3,701
June 1-30, 2012	2,218,795	$85.99	2,212,897	$3,511
Total April 1-June 30, 2012	7,325,778	$86.41	7,011,015	$3,511
July 1-31, 2012	1,588,973	$88.99	1,584,376	$3,370
August 1-31, 2012	1,087,478	$92.11	1,066,823	$3,271
September 1-30, 2012	807,242	$92.39	796,874	$3,198
Total July 1-September 30, 2012	3,483,693	$90.75	3,448,073	$3,198
Total January 1-September 30, 2012	16,935,411	$87.59	15,890,388	$3,198

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

(10.18)	3M VIP Excess Plan is incorporated by reference from our Form 8-K dated November 14, 2008.
(10.19)	Amendment of 3M VIP Excess Plan is incorporated by reference from our Form 8-K dated November 24, 2009.
(10.20)	3M VIP (Voluntary Investment Plan) Plus is incorporated by reference from Registration Statement No. 333-73192 on Form S-8, filed on November 13, 2001.
(10.21)	Amendment of 3M VIP Plus is incorporated by reference from our Form 8-K dated November 14, 2008.
(10.22)	3M Deferred Compensation Plan, as amended through February 2008, is incorporated by reference from our Form 8-K dated February 14, 2008.
(10.23)	Amendment of 3M Deferred Compensation Plan is incorporated by reference from our Form 8-K dated November 14, 2008.
(10.24)	3M Deferred Compensation Excess Plan is incorporated by reference from our Form 10-K for the year ended December 31, 2009.
(10.25)	3M Performance Awards Deferred Compensation Plan is incorporated by reference from our Form 10-K for the year ended December 31, 2009.
(10.26)	3M Executive Annual Incentive Plan is incorporated by reference from our Form 8-K dated May 14, 2007.
(10.27)	Description of changes to 3M Compensation Plan for Non-Employee Directors is incorporated by reference from our Form 8-K dated August 8, 2005.
(10.28)	3M Compensation Plan for Non-Employee Directors, as amended, through November 8, 2004, is incorporated by reference from our Form 10-K for the year ended December 31, 2004.
(10.29)	Amendment of 3M Compensation Plan for Non-Employee Directors is incorporated by reference from our Form 8-K dated November 14, 2008.
(10.30)	3M Executive Life Insurance Plan, as amended, is incorporated by reference from our Form 10-K for the year ended December 31, 2003.
(10.31)	Summary of Personal Financial Planning Services for 3M Executives is incorporated by reference from our Form 10-K for the year ended December 31, 2003.
(10.32)	3M policy on reimbursement of incentive payments is incorporated by reference from our Form 10-K for the year ended December 31, 2006.
(10.33)	Amended and Restated 3M Nonqualified Pension Plan I is incorporated by reference from our Form 8-K dated December 23, 2008.
(10.34)	Amended and Restated 3M Nonqualified Pension Plan II is incorporated by reference from our Form 8-K dated December 23, 2008.
(10.35)	3M Nonqualified Pension Plan III is incorporated by reference from our Form 8-K dated November 14, 2008.
(10.36)	Appointment and Compensatory arrangements between 3M and David W. Meline are incorporated by reference from our Form 8-K dated July 23, 2008.
(10.37)	Policy on Reimbursement of Incentive Compensation (effective May 11, 2010) is incorporated by reference from our Form 10-Q dated August 4, 2010.
(10.38)	Amended and restated five-year credit agreement as of September 28, 2012, is incorporated by reference from our Form 8-K dated October 3, 2012.
(10.39)	Letter of credit agreement as of August 24, 2012 is incorporated by reference from our Form 8-K dated August 29, 2012.
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
(101)

The following financial information from 3M Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2012, filed with the SEC on November 1, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statement of Income for the three-month and nine-month periods ended September 30, 2012 and 2011, (ii) the Consolidated Statement of Comprehensive Income for the three-month and nine-month periods ended September 30, 2012 and 2011 (iii) the Consolidated Balance Sheet at September 30, 2012 and December 31, 2011, (iv) the Consolidated Statement of Cash Flows for the nine-month periods ended September 30, 2012 and 2011, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

3M COMPANY

(Registrant)

Date: November 1, 2012

By	/s/ David W. Meline
David W. Meline,
Senior Vice President and Chief Financial Officer
(Mr. Meline is the Principal Financial Officer and has
been duly authorized to sign on behalf of the Registrant.)