Form 10-K
period 2012-12-31
3M CO
filed 2013-02-14
CIK 66740

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐  No  ☒

The aggregate market value of voting stock held by nonaffiliates of the Registrant, computed by reference to the closing price and shares outstanding, was approximately $69.4 billion as of January 31, 2013 (approximately $61.9 billion as of June 30, 2012, the last business day of the Registrant’s most recently completed second quarter).

Shares of common stock outstanding at January 31, 2013: 689,990,255.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Company’s definitive proxy statement (to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year-end of December 31, 2012) for its annual meeting to be held on May 14, 2013, are incorporated by reference in this Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

3M COMPANY

FORM 10-K

For the Year Ended December 31, 2012

3M COMPANY

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2012

PART I

Item 1. Business.

3M Company was incorporated in 1929 under the laws of the State of Delaware to continue operations begun in 1902. The Company’s ticker symbol is MMM. As used herein, the term “3M” or “Company” includes 3M Company and its subsidiaries unless the context indicates otherwise. In this document, for any references to Note 1 through Note 17, refer to the Notes to Consolidated Financial Statements in Item 8.

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

At December 31, 2012, the Company employed 87,677 people (full-time equivalents), with 34,746 employed in the United States and 52,931 employed internationally.

Business Segments

In 2012, 3M managed its operations in six operating business segments: Industrial and Transportation; Health Care; Consumer and Office; Safety, Security and Protection Services; Display and Graphics; and Electro and Communications. 3M’s six business segments bring together common or related 3M technologies, enhancing the development of innovative products and services and providing for efficient sharing of business resources. These segments have worldwide responsibility for virtually all 3M product lines. Certain small businesses and lab-sponsored products, as well as various corporate assets and expenses, are not attributed to the business segments. Financial information and other disclosures relating to 3M’s business segments and operations in major geographic areas are provided in the Notes to Consolidated Financial Statements.

Consistent with 3M’s strategy of building relevance and presence in the marketplace, the Company announced in October 2012 that it was immediately beginning to align resources and management toward a new structure comprised of five business groups: Consumer; Industrial; Health Care; Safety and Graphics; and Electronics and Energy. The company’s operating results were managed on the basis of its existing segment structure through 2012, with the intention that results be managed under the new alignment once it is fully effective in the first quarter of 2013.

Industrial and Transportation Business: The Industrial and Transportation segment serves a broad range of markets, such as automotive original equipment manufacturer (OEM) and automotive aftermarket (auto body shops and retail), renewable energy, electronics, paper and packaging, food and beverage, and appliance. Industrial and Transportation products include tapes, a wide variety of coated and non-woven abrasives, adhesives, specialty materials, filtration products, energy control products, closure systems for personal hygiene products, acoustic systems products, and components and products that are used in the manufacture, repair and maintenance of automotive, marine, aircraft and specialty vehicles. In the fourth quarter of 2012, 3M acquired Ceradyne, Inc., which develops and produces advanced technical ceramics for demanding applications in the automotive, oil and gas, solar, industrial, electronics and defense industries. In 2011, 3M acquired Winterthur Technologie AG, a leading global supplier of precision grinding technology serving customers in the area of hard-to-grind precision applications in industrial, automotive, aircraft and cutting tools.

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

Major consumer and office products include Scotch® brand products, such as Scotch® Magic™ Tape, Scotch® Glue Stick and Scotch® Cushioned Mailer; Post-it® Products, such as Post-it® Flags, Post-it® Note Pads, Post-it® Labeling & Cover-up Tape, and Post-it® Pop-up Notes and Dispensers; construction and home improvement products, including surface-preparation and wood-finishing materials, Command™ Adhesive Products and Filtrete™ Filters for furnaces and air conditioners; home care products, including Scotch-Brite® Scour Pads, Scotch-Brite® Scrub Sponges, Scotch-Brite™ Microfiber Cloth products, O-Cel-O™ Sponges and Scotchgard™ Fabric Protectors; protective material products; certain maintenance-free respirators; certain consumer retail personal safety products, including safety glasses and hearing protectors; Nexcare™ Adhesive Bandages; and ACE® branded (and related brands) elastic bandage, supports and thermometer product lines.

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

This segment’s products include personal protection products, such as certain maintenance-free and reusable respirators, personal protective equipment, head and face protection, body protection, hearing protection and protective eyewear. In addition, this segment provides electronic surveillance products, films that protect against counterfeiting, and reflective materials that are widely used on apparel, footwear and accessories, enhancing visibility in low-light situations. 3M’s Track and Trace Solutions business utilizes radio frequency identification (RFID) technology to provide a growing array of solutions. Other products include spill-control sorbents; 3M™ Thinsulate™ Insulation and 3M™ Thinsulate™ Lite Loft™ Insulation; nonwoven abrasive materials for floor maintenance and commercial cleaning; floor matting; natural and color-coated mineral granules for asphalt shingles; and infrastructure protection products.

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

The optical film business provides films that serve numerous market segments of the electronic display industry. 3M provides distinct products for five market segments, including products for: 1) LCD computer monitors, 2) LCD televisions, 3) hand-held devices such as cellular phones and tablets, 4) notebook PCs and 5) automotive displays. In traffic safety systems, 3M provides reflective sheeting used on highway signs, vehicle license plates, construction work-zone devices, trucks and other vehicles, and also provides pavement marking systems. Major commercial graphics products include films, inks, digital signage systems and related products used to produce graphics for vehicles, signs and interior surfaces. The mobile interactive solutions business focuses on bringing technology to the projection market, including mobile display technology in addition to its visual communication products that serve the world’s office and education markets with overhead projectors and transparency films, as well as equipment and materials for electronic and multimedia presentations. In addition, this business includes desktop and notebook computer screen filters that address needs for light control, privacy viewing and glare reduction.

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

Research and Patents

Research and product development constitutes an important part of 3M’s activities and has been a major driver of 3M’s sales growth. Research, development and related expenses totaled $1.634 billion in 2012, $1.570 billion in 2011 and $1.434 billion in 2010. Research and development, covering basic scientific research and the application of scientific advances in the development of new and improved products and their uses, totaled $1.079 billion in 2012, $1.036 billion in 2011 and $919 million in 2010. Related expenses primarily include technical support provided by 3M to customers who are using existing 3M products; internally developed patent costs, which include costs and fees incurred to prepare, file, secure and maintain patents; and amortization of acquired patents.

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

Raw Materials

In 2012, the Company experienced stable to declining cost for most raw material categories and transportation fuel costs. This was driven by year-on-year cost decreases in many feedstock categories, including petroleum based materials, minerals, metals and wood pulp based products. To date, the Company is receiving sufficient quantities of all raw materials to meet its reasonably foreseeable production requirements. It is impossible to predict future shortages of raw materials or the impact any such shortages would have. 3M has avoided disruption to its manufacturing operations through careful management of existing raw material inventories and development and qualification of additional supply sources. 3M manages commodity price risks through negotiated supply contracts, price protection agreements and forward physical contracts.

Environmental Law Compliance

3M’s manufacturing operations are affected by national, state and local environmental laws around the world. 3M has made, and plans to continue making, necessary expenditures for compliance with applicable laws. 3M is also involved in remediation actions relating to environmental matters from past operations at certain sites. Refer to the “Environmental Matters and Litigation” section in Note 13, Commitments and Contingencies, for more detail.

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

In 2012, 3M invested about $27 million in capital projects to protect the environment. This amount excludes expenditures for remediation actions relating to existing matters caused by past operations that do not contribute to current or future revenues, which are expensed. Capital expenditures for environmental purposes have included pollution control devices — such as wastewater treatment plant improvements, scrubbers, containment structures, solvent recovery units and thermal oxidizers — at new and existing facilities constructed or upgraded in the normal course of business. Consistent with the Company’s policies stressing environmental responsibility, capital expenditures (other than for remediation projects) for known projects are presently expected to be about $36 million over the next two years for new or expanded programs to build facilities or modify manufacturing processes to minimize waste and reduce emissions.

While the Company cannot predict with certainty the future costs of such cleanup activities, capital expenditures or operating costs for environmental compliance, the Company does not believe they will have a material effect on its capital expenditures, earnings or competitive position.

Executive Officers

Following is a list of the executive officers of 3M, and their age, present position, the year elected to their present position and other positions they have held during the past five years. No family relationships exist among any of the executive officers named, nor is there any undisclosed arrangement or understanding pursuant to which any person was selected as an officer. This information is presented in the table below as of the date of the 10-K filing (February 14, 2013).

Name	Age	Present Position	Year Elected to Present Position	Other Positions Held During 2008-2012

Inge G. Thulin	59	Chairman of the Board, President and Chief Executive Officer	2012	President and Chief Executive Officer, 2012 Executive Vice President and Chief Operating Officer, 2011-2012 Executive Vice President, International Operations, 2004-2011

Julie L. Bushman	51	Executive Vice President, Safety and Graphics	2012	Executive Vice President, Safety Security and Protection Services Business, 2011-2012 Vice President and General Manager, Occupational Health and Environmental Safety Division, 2007-2011

Joaquin Delgado	53	Executive Vice President, Health Care	2012	Executive Vice President, Electro and Communications Business, 2009-2012 Vice President and General Manager, Electronics Markets Materials Division, 2007-2009

Ivan K. Fong	51	Senior Vice President, Legal Affairs and General Counsel	2012	General Counsel, U.S. Department of Homeland Security, 2009-2012 Chief Legal Officer and Secretary, Cardinal Health Inc., 2005-2009

Ian F. Hardgrove	62	Senior Vice President, Marketing, Sales and Communications	2011	Senior Vice President, Marketing and Sales, 2011 Vice President and General Manager, Automotive Aftermarket Division, 2007-2011

Christopher D. Holmes	53	Senior Vice President, Corporate Supply Chain Operations	2012	Executive Vice President, Industrial and Transportation Business, 2011-2012 Vice President and General Manager, Abrasives Systems Division, 2007-2011

Michael A. Kelly	56	Executive Vice President, Electronics and Energy	2012	Executive Vice President, Display and Graphics Business, 2006-2012

Roger H.D. Lacey	62	Senior Vice President, Strategy and Corporate Development	2010	Vice President, Corporate Strategy and Marketing Development, 2007-2009

Executive Officers (continued)

Name	Age	Present Position	Year Elected to Present Position	Other Positions Held During 2008-2012

Marlene M. McGrath	50	Senior Vice President, Human Resources	2012

Senior Vice President, Human Resources and Interim General Counsel, 2012

Vice President, Human Resources, International Operations, 2010-2012

Director, Human Resources, International Operations, 2006-2010

David W. Meline	55	Senior Vice President and Chief Financial Officer	2011	Vice President, Corporate Controller and Chief Accounting Officer, 2008-2011 Chief Financial Officer, North America, General Motors Corp., 2007-2008

Frederick J. Palensky	63	Executive Vice President, Research and Development and Chief Technology Officer	2006

Brad T. Sauer	53	Executive Vice President, Industrial	2012	Executive Vice President, Health Care Business, 2004-2012

Hak Cheol Shin	55	Executive Vice President, International Operations	2011	Executive Vice President, Industrial and Transportation Business, 2006-2011

Michael G. Vale	46	Executive Vice President, Consumer	2012	Executive Vice President, Consumer and Office Business, 2011-2012 Managing Director, 3M Brazil, 2009-2011 Vice President and General Manager, Aearo Technologies Inc., 2008-2009

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

• Results are impacted by the effects of, and changes in, worldwide economic and capital markets conditions. The Company operates in more than 70 countries and derives approximately two-thirds of its revenues from outside the United States. The Company’s business is subject to global competition and may be adversely affected by factors in the United States and other countries that are beyond its control, such as disruptions in financial markets, economic downturns in the form of either contained or widespread recessionary conditions, elevated unemployment levels, sluggish or uneven recovery, in specific countries or regions, or in the various industries in which the Company operates; social, political or labor conditions in specific countries or regions; natural and other disasters affecting the operations of the Company or its customers and suppliers; or adverse changes in the availability and cost of capital, interest rates, tax rates, or regulations in the jurisdictions in which the Company operates.

• The Company’s credit ratings are important to 3M’s cost of capital. The major rating agencies routinely evaluate the Company’s credit profile and assign debt ratings to 3M. The Company currently has an AA- credit rating, with a stable outlook, from Standard & Poor’s and an Aa2 credit rating, with a stable outlook, from Moody’s Investors Service. This evaluation is based on a number of factors, which include financial strength, business and financial risk, as well as transparency with rating agencies and timeliness of financial reporting. The Company’s current ratings have served to lower 3M’s borrowing costs and facilitate access to a variety of lenders. Failure to maintain the current ratings level would adversely affect the Company’s cost of funds and could adversely affect liquidity and access to capital markets.

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

• The Company’s future results may be affected if the Company generates fewer productivity improvements than estimated. The Company utilizes various tools, such as Lean Six Sigma, to improve operational efficiency and productivity. There can be no assurance that all of the projected productivity improvements will be realized.

• The Company employs information technology systems to support its business, including ongoing phased implementation of an enterprise resource planning (ERP) system on a worldwide basis over the next several years. Security breaches and other disruptions to the Company’s information technology infrastructure could interfere with the Company’s operations, compromise information belonging to the Company and its customers and suppliers, and expose the Company to liability which could adversely impact the Company’s business and reputation. In the ordinary course of business, the Company relies on information technology networks and systems, some of which are managed by third parties, to process, transmit and store electronic information, and to manage or support a variety of business processes and activities. Additionally, the Company collects and stores sensitive data, including proprietary business information. Despite security measures and business continuity plans, the Company’s information technology networks and infrastructure may be vulnerable to damage, disruptions or shutdowns due to attack by hackers or breaches, employee error or malfeasance, power outages, computer viruses, telecommunication or utility failures, systems failures, natural disasters or other catastrophic events. There may be other challenges and risks as the Company upgrades and standardizes its ERP system on a worldwide basis. Any such events could result in legal claims or proceedings, liability or penalties under privacy laws, disruption in operations, and damage to the Company’s reputation, which could adversely affect the Company’s business.

• The Company’s future results may be affected by various legal and regulatory proceedings and legal compliance risks, including those involving product liability, antitrust, environmental, the U.S. Foreign Corrupt Practices Act and other anti-bribery, anti-corruption, or other matters. The outcome of these legal proceedings may differ from the Company’s expectations because the outcomes of litigation, including regulatory matters, are often difficult to reliably predict. Various factors or developments can lead the Company to change current estimates of liabilities and related insurance receivables where applicable, or make such estimates for matters previously not susceptible of reasonable estimates, such as a significant judicial ruling or judgment, a significant settlement, significant regulatory developments or changes in applicable law. A future adverse ruling, settlement or unfavorable development could result in future charges that could have a material adverse effect on the Company’s results of operations or cash flows in any particular period. For a more detailed discussion of the legal proceedings involving the Company and the associated accounting estimates, see the discussion in Note 13 “Commitments and Contingencies” within the Notes to Consolidated Financial Statements.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

3M’s general offices, corporate research laboratories, and certain division laboratories are located in St. Paul, Minnesota. The Company operates 93 manufacturing facilities in 30 states. The Company operates 133 manufacturing and converting facilities in 40 countries outside the United States.

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

Item 4. Mine Safety Disclosures.

Pursuant to Section 1503 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”), the Company is required to disclose, in connection with the mines it operates, information concerning mine safety violations or other regulatory matters in its periodic reports filed with the SEC. For the year 2012, the information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Act is included in Exhibit 95 to this annual report.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Equity compensation plans’ information is incorporated by reference from Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” of this document, and should be considered an integral part of Item 5. At January 31, 2013, there were 96,263 shareholders of record. 3M’s stock is listed on the New York Stock Exchange, Inc. (NYSE), the Chicago Stock Exchange, Inc., and the SWX Swiss Exchange. Cash dividends declared and paid totaled 59 cents per share for each quarter of 2012, and 55 cents per share for each quarter of 2011. Stock price comparisons follow:

Stock price comparisons (NYSE composite transactions)

(Per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

2012 High	$90.00	$89.95	$94.30	$95.46	$95.46
2012 Low	82.70	81.99	85.34	86.74	81.99
2011 High	$94.16	$97.95	$98.19	$83.10	$98.19
2011 Low	85.63	90.19	71.71	68.63	68.63

Issuer Purchases of Equity Securities

Repurchases of 3M common stock are made to support the Company’s stock-based employee compensation plans and for other corporate purposes. In February 2011, 3M’s Board of Directors authorized the repurchase of up to $7.0 billion of 3M’s outstanding common stock, with no pre-established end date. In February 2013, 3M’s Board of Directors replaced the Company’s existing repurchase program with a new repurchase program. This new program authorizes the repurchase of up to $7.5 billion of 3M’s outstanding common stock, with no pre-established end date.

Issuer Purchases of Equity Securities

(registered pursuant to Section 12 of the Exchange Act)

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (Millions)
January 1-31, 2012	1,263,561	$84.83	1,252,356	$4,483
February 1-29, 2012	2,396,317	$87.73	1,745,000	$4,330
March 1-31, 2012	2,466,062	$87.94	2,433,944	$4,116
Total January 1-March 31, 2012	6,125,940	$87.22	5,431,300	$4,116
April 1-30, 2012	2,452,708	$87.24	2,434,773	$3,904
May 1-31, 2012	2,654,275	$85.98	2,363,345	$3,701
June 1-30, 2012	2,218,795	$85.99	2,212,897	$3,511
Total April 1-June 30, 2012	7,325,778	$86.41	7,011,015	$3,511
July 1-31, 2012	1,588,973	$88.99	1,584,376	$3,370
August 1-31, 2012	1,087,478	$92.11	1,066,823	$3,271
September 1-30, 2012	807,242	$92.39	796,874	$3,198
Total July 1-September 30, 2012	3,483,693	$90.75	3,448,073	$3,198
October 1-31, 2012	1,050,152	$90.27	1,044,517	$3,104
November 1-30, 2012	3,942,165	$89.12	3,941,600	$2,752
December 1-31, 2012	3,126,478	$92.98	3,091,056	$2,465
Total October 1-December 31, 2012	8,118,795	$90.76	8,077,173	$2,465
Total January 1-December 31, 2012	25,054,206	$88.62	23,967,561	$2,465

(1)         The total number of shares purchased includes: (i) shares purchased under the Board’s authorizations described above, and (ii) shares purchased in connection with the exercise of stock options.

(2)         The total number of shares purchased as part of publicly announced plans or programs includes shares purchased under the Board’s authorizations described above.

Item 6. Selected Financial Data.

(Dollars in millions, except per share amounts)	2012	2011	2010	2009	2008
Years ended December 31:
Net sales	$29,904	$29,611	$26,662	$23,123	$25,269
Net income attributable to 3M	4,444	4,283	4,085	3,193	3,460
Per share of 3M common stock:
Net income attributable to 3M — basic	6.40	6.05	5.72	4.56	4.95
Net income attributable to 3M — diluted	6.32	5.96	5.63	4.52	4.89
Cash dividends declared and paid per 3M common share	2.36	2.20	2.10	2.04	2.00
At December 31:
Total assets	$33,876	$31,616	$30,156	$27,250	$25,793
Long-term debt (excluding portion due within one year) and long-term capital lease obligations	4,987	4,563	4,277	5,204	5,224

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to provide a reader of 3M’s financial statements with a narrative from the perspective of management. 3M’s MD&A is presented in eight sections:

•       Overview

•       Results of Operations

•       Performance by Business Segment

•       Performance by Geographic Area

•       Critical Accounting Estimates

•       New Accounting Pronouncements

•       Financial Condition and Liquidity

•       Financial Instruments

OVERVIEW

3M is a diversified global manufacturer, technology innovator and marketer of a wide variety of products. In 2012, 3M managed its operations in six operating business segments: Industrial and Transportation; Health Care; Consumer and Office; Safety, Security and Protection Services; Display and Graphics; and Electro and Communications.

Consistent with 3M’s strategy of building relevance and presence in the marketplace, the Company announced in October 2012 that it was immediately beginning to align resources and management toward a new structure comprised of five business groups: Consumer; Industrial; Health Care; Safety and Graphics; and Electronics and Energy. The company’s operating results were managed on the basis of its existing segment structure through 2012, with the intention that results be managed under the new alignment once it is fully effective in the first quarter of 2013.

Fourth-quarter 2012 net income attributable to 3M was $991 million, or $1.41 per diluted share, compared to $954 million, or $1.35 per diluted share, in the fourth quarter of 2011. Fourth-quarter 2012 sales totaled $7.4 billion, an increase of 4.2 percent from the fourth quarter of 2011. Organic local-currency sales (which include organic volume and selling price impacts) grew 4.3 percent, acquisitions added 0.9 percent to sales, and currency effects reduced sales by 1.0 percent year-on-year. From a business segment perspective, Consumer and Office led with organic local-currency sales growth of 8.7 percent, driven by consumer health care, construction and home improvement markets, and stationery and office supplies. Display and Graphics organic local-currency sales growth was 8.3 percent, led by optical systems, with sales also increasing in architectural markets, traffic safety systems and commercial graphics. Health Care organic local-currency sales grew 5.9 percent, with sales growth in all businesses, led by food safety, health information systems, skin and wound care, and oral care. Industrial and Transportation organic local-currency sales grew 3.9 percent, led by liquid filtration, aerospace, industrial adhesives and tapes, abrasives and automotive OEM. Both the advanced materials and renewable energy businesses declined year-on-year. Electro and Communications organic local-currency sales growth was 1.8 percent, with sales increases in electrical and telecommunication markets partially offset by a decline in consumer electronics-related businesses. Organic local-currency sales declined 1.7 percent in Safety, Security and Protection Services, as sales growth in infrastructure protection, personal safety and roofing granules was more than offset by a year-on-year decline in security systems.

From a geographic area perspective, fourth-quarter 2012 organic local-currency sales growth was 9.7 percent in Latin America/Canada, 5.8 percent in Asia Pacific, and 5.2 percent in the United States. Europe, Middle East and Africa (EMEA) organic local-currency sales declined 1.0 percent, impacted by a weak economy in Western Europe. Latin America/Canada sales growth was broad-based, with all six of our business segments generating positive organic local-currency sales growth, led by Health Care; Safety, Security and Protection Services; Consumer and Office; and Electro and Communications. Organic local-currency sales growth increased 11 percent in Brazil, in the face of a still-recovering economy, and Mexico grew nearly 10 percent. In Asia Pacific, Japan declined year-on-year, reflecting continued challenging economic conditions. Organic local-currency sales in the rest of Asia Pacific grew nearly 10 percent, with China up over 16 percent. Organic local-currency sales growth in the United States was led by Consumer and Office.

For total year 2012, net income attributable to 3M was $4.444 billion, or $6.32 per diluted share, compared to $4.283 billion, or $5.96 per diluted share, in 2011, an increase of 6.0 percent on a per diluted share basis. Sales totaled $29.9 billion, an increase of 1.0 percent from 2011. Organic local-currency sales grew 2.6 percent, acquisitions added 0.8 percent to sales and currency effects reduced sales by 2.4 percent year-on-year. From a business segment perspective, organic local-currency sales growth was 4.7 percent in Health Care, 4.5 percent in Industrial and Transportation, 3.8 percent in Consumer and Office, and 2.2 percent in Safety, Security and Protection Services. Local-currency sales declined 0.8 percent in Electro and Communications and 2.4 percent in Display and Graphics. From a geographic area perspective, 2012 organic local-currency sales growth was 10.9 percent in Latin America/Canada, 4.2 percent in the United States, and 0.1 percent in Asia Pacific. Asia Pacific was impacted by a soft global consumer electronics industry. EMEA organic local-currency sales declined 0.6 percent, impacted by a weak economy in Western Europe.

Operating income in 2012 was 21.7 percent of sales, compared to 20.9 percent of sales in 2011, an improvement of 0.8 percentage points. The primary benefit (as discussed in the Results of Operations section) related to the combination of selling price increases and raw material cost decreases. Currency effects reduced diluted earnings per share by an estimated 15 cents. Net insurance recoveries in 2012 related to the 2011 earthquake and tsunami in Japan increased earnings by approximately 4 cents per diluted share. In 2011, the impact of natural disasters, net of insurance recoveries, reduced earnings by approximately 6 cents per diluted share (discussed further below). Early retirement/restructuring costs for 2012 totaled approximately 8 cents per diluted share, which included the first quarter 2012 charge of approximately 3 cents per diluted share related to a voluntary early retirement program in the United States.

The most significant non-operating items that impacted earnings were diluted shares outstanding and income taxes. Average diluted shares outstanding declined 2.2 percent to 703.3 million, which increased earnings per diluted share by approximately 14 cents. The income tax rate for 2012 was 29.0 percent compared to 27.8 percent in 2011, which decreased earnings per diluted share by approximately 11 cents.

Fourth-quarter 2011 sales totaled $7.1 billion, an increase of 5.7 percent from the fourth quarter of 2010. Net income attributable to 3M was $954 million, or $1.35 per diluted share, in the fourth quarter of 2011, compared to $928 million, or $1.28 per diluted share, in the fourth quarter of 2010. 3M’s sales growth was led by its industrial-oriented businesses, along with steady growth in consumer and health care. The business environment remained challenging, impacted by deteriorating demand in Western Europe and slower consumer electronics activity. While sales grew across much of the portfolio, sales of optical films for LCD TVs remained weak and momentum also slowed in other parts of electronics. Four of the Company’s six business segments showed growth in sales, led by Industrial and Transportation at 14.3 percent, Safety, Security and Protection Services at 9.4 percent, Consumer and Office at 6.1 percent, and Health Care at 5.4 percent. A slowdown in electronics-related businesses negatively impacted both the Electro and Communications and Display and Graphics business segments. Electro and Communications sales decreased 2.7 percent and Display and Graphics sales declined 8.8 percent. Sales declined 17 percent in optical systems, which is part of Display and Graphics, impacted by end-market weakness and lower attachment rates in LCD TVs.

Fourth-quarter 2011 sales increased in every major geographic region, with Latin America/Canada up 9.7 percent, the U.S. up 7.4 percent, EMEA up 4.4 percent, and Asia Pacific up 2.8 percent. Excluding optical systems, Asia Pacific sales increased 7.6 percent. Of the 5.7 percent worldwide sales growth, 3.3 points was from the combined impact of higher organic volume of 1.3 points and selling price growth of 2.0 points, 2.3 points was from acquisitions, and 0.1 points was from favorable currency effects. Organic volume growth of 1.3 percent reflected slower growth in Asia Pacific, partially due to weakness across the electronics market and slower growth in China, in addition to weakness in Western Europe.

For total year 2011, sales increased 11.1 percent to $29.6 billion, led by Industrial and Transportation, Safety, Security and Protection Services, and Health Care. All major geographic regions showed improvement, led by Latin America/Canada. The increase in global sales reflected improved market penetration and new product flow along with significant growth in important end-markets such as general industrial and personal safety. Net income attributable to 3M was $4.283 billion, or $5.96 per diluted share in 2011, compared to $4.085 billion, or $5.63 per diluted share, in 2010 (including the first-quarter 2010 special item discussed below).

During 2011, 3M was impacted by the first-quarter earthquake and tsunami in Japan and by the fourth-quarter flooding in Thailand. Automobile and electronic manufacturers were most impacted; thus, 3M’s automotive OEM and electronics-related businesses were most affected. 3M estimates that combined direct and indirect business disruption resulting from the 2011 Japan natural disaster, net of the benefit from sales of 3M products used in the reconstruction efforts and initial insurance recoveries, plus the impact of Thailand flooding, reduced 2011 sales growth by an estimated 0.8 percentage points and earnings by approximately 6 cents per diluted share, with most of this impact in the first half of 2011. In the fourth quarter of 2011, the flooding in Thailand reduced sales growth by an estimated $35 million and operating income by $20 million, with this operating income effect offset by $23 million in insurance recoveries related to the earthquake and tsunami in Japan. Japan represented approximately 9 percent of total 3M sales for total year 2011. Related to these natural disasters, no material asset or investment impairments were recorded. In addition, 3M did not have any significant issues related to these natural disasters concerning inventories, customer receivables, lease terminations, environmental exposures, guarantees, indemnifications, debt covenant compliance, or significant tax issues. 3M does have certain insurance coverage which limited its exposure and resulted in some initial recovery in the fourth quarter of 2011 (as discussed above).

In 2010, 3M recorded a one-time, non-cash income tax charge of $84 million, or 12 cents per diluted share, resulting from the March 2010 enactment of the Patient Protection and Affordable Care Act, including modifications made in the Health Care and Education Reconciliation Act of 2010. Refer to the special items discussion at the end of this overview section for more detail.

The following table contains sales and operating income results by business segment for the years ended December 31, 2012 and 2011. In addition to the discussion below, refer to the section entitled “Performance by Business Segment” and “Performance by Geographic Area” later in MD&A for a more detailed discussion of the sales and income results of the Company and its respective business segments (including Corporate and Unallocated). Refer to Note 15 for additional information on business segments, including Elimination of Dual Credit.

							2012 vs. 2011
	2012			2011			% change
	Net	% of	Oper.	Net	% of	Oper.	Net	Oper.
(Dollars in millions)	Sales	Total	Income	Sales	Total	Income	Sales	Income
Business Segments
Industrial and Transportation	$10,346	34.6%	$2,258	$10,073	34.0%	$2,057	2.7%	9.8%
Health Care	5,158	17.3%	1,646	5,031	17.0%	1,489	2.5%	10.6%
Consumer and Office	4,316	14.4%	930	4,153	14.0%	840	3.9%	10.8%
Safety, Security and Protection Services	3,802	12.7%	847	3,821	12.9%	814	(0.5)%	4.1%
Display and Graphics	3,560	11.9%	693	3,674	12.4%	788	(3.1)%	(12.1)%
Electro and Communications	3,228	10.8%	691	3,306	11.2%	712	(2.4)%	(2.8)%
Corporate and Unallocated	5	—%	(469)	11	—%	(421)	—	—
Elimination of Dual Credit	(511)	(1.7)%	(113)	(458)	(1.5)%	(101)	—	—
Total Company	$29,904	100.0%	$6,483	$29,611	100.0%	$6,178	1.0%	4.9%

Sales in 2012 increased 1.0 percent, led by Consumer and Office at 3.9 percent, Industrial and Transportation at 2.7 percent and Health Care at 2.5 percent. Sales declined 0.5 percent in Safety, Security and Protection Services, 2.4 percent in Electro and Communications and 3.1 percent in Display and Graphics. Total company organic local-currency sales growth (which includes organic volume and selling price impacts) was 2.6 percent, acquisitions added 0.8 percent, and foreign currency impacts reduced sales by 2.4 percent. Five of 3M’s six business segments posted operating income margins in excess of 21 percent in 2012. Worldwide operating income margins for 2012 were 21.7 percent, compared to 20.9 percent for 2011.

Sales in 2011 increased 11.1 percent, led by Industrial and Transportation at 19.5 percent, Safety, Security and Protection Services at 15.2 percent, and Health Care at 11.5 percent. Electro and Communications sales increased 8.6 percent and Consumer and Office sales increased 7.8 percent. Sales declined 5.4 percent in Display and Graphics, due to fewer orders for optical films. Total company organic local-currency sales growth was 4.7 percent, acquisitions added 3.3 percent, and foreign currency impacts added 3.1 percent. 3M’s six business segments all posted operating income margins in excess of 20 percent in 2011 and 2010. Worldwide operating income margins for 2011 were 20.9 percent, compared to 22.2 percent for 2010.

3M generated $5.3 billion of operating cash flow in 2012, an increase of $16 million when compared to 2011. This followed an increase of $110 million when comparing 2011 to 2010. Refer to the section entitled “Financial Condition and Liquidity” later in MD&A for a discussion of items impacting cash flows. In February 2013, 3M’s Board of Directors authorized the repurchase of up to $7.5 billion of 3M’s outstanding common stock, which replaced the Company’s previous repurchase program. This new program has no pre-established end date. In 2012, the Company purchased $2.204 billion of treasury stock, compared to $2.701 billion in 2011 and $854 million in 2010. In February 2013, 3M’s Board of Directors authorized a dividend increase of 7.6 percent for 2013, marking the 55th consecutive year of dividend increases for 3M. 3M’s debt to total capital ratio (total capital defined as debt plus equity) was 25 percent at December 31, 2012, 2011 and 2010. 3M has an AA- credit rating with a stable outlook from Standard & Poor’s and an Aa2 credit rating with a stable outlook from Moody’s Investors Service. The Company has significant cash on hand and sufficient additional access to capital markets to meet its funding needs.

In 2012, the Company experienced stable to declining cost for most raw material categories and transportation fuel costs. This was driven by year-on-year cost decreases in many feedstock categories, including petroleum based materials, minerals, metals and wood pulp based products. To date the Company is receiving sufficient quantities of all raw materials to meet its reasonably foreseeable production requirements. It is impossible to predict future shortages of raw materials or the impact any such shortages would have. 3M has avoided disruption to its manufacturing operations through careful management of existing raw material inventories and development and qualification of additional supply sources. 3M manages commodity price risks through negotiated supply contracts, price protection agreements and forward physical contracts.

On a worldwide basis, 3M’s pension and postretirement plans were 87 percent funded at year-end 2012. The U.S. qualified plans, which are approximately 67 percent of the worldwide pension obligation, were 96 percent funded, the international pension plans were 81 percent funded, and the U.S. non-qualified pension plan is not funded. Asset returns in 2012 for the U.S. qualified plan were 13.6%. For the U.S. qualified pension plan, the expected long-term rate of return on an annualized basis for 2013 is 8.00%, a decrease of 0.25 percentage points from 2012. The U.S. qualified plan year-end 2012 discount rate was 4.14%, down 0.01 percentage points from the year-end 2011 discount rate of 4.15%.

3M expects to contribute approximately $400 million to $600 million of cash to its global pension and postretirement plans in 2013. The Company does not have a required minimum cash pension contribution obligation for its U.S. plans in 2013. 3M expects pension and postretirement benefit expense in 2013 to decrease by approximately $100 million pre-tax, or approximately 10 cents per diluted share, when compared to 2012. Refer to “Critical Accounting Estimates” within MD&A and Note 10 (Pension and Postretirement Benefit Plans) for additional information concerning 3M’s pension and post-retirement plans.

There are a few major items that will impact earnings in 2013. As discussed further above, 3M expects that a decrease in pension and postretirement expense will increase 2013 earnings, when compared to 2012, by approximately 10 cents per diluted share. 3M currently expects that its effective tax rate for 2013 will be approximately 29.5 to 30.0 percent, compared to 29.0 percent for 2012. 3M expects to incur restructuring and one-time acquisition costs of approximately $30 million in the first quarter of 2013. Currency effects are not expected to have a material impact on earnings in 2013. Considering these items, 3M currently expects that sales growth and related incremental income, in addition to other benefits, should more than offset the items that will negatively impact earnings.

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

In 2010, 3M recorded a one-time, non-cash income tax charge of $84 million, or 12 cents per diluted share, resulting from the March 2010 enactment of the Patient Protection and Affordable Care Act, including modifications made in the Health Care and Education Reconciliation Act of 2010 (collectively, the “Act”). The charge is due to a reduction in the value of the company’s deferred tax asset as a result of the Act’s change to the tax treatment of Medicare Part D reimbursements. This item is discussed in more detail in Note 7 (Income Taxes).

RESULTS OF OPERATIONS

Net Sales:

	2012			2011
	U.S.	Intl.	Worldwide	U.S.	Intl.	Worldwide
Net sales (millions)	$10,528	$19,376	$29,904	$10,028	$19,583	$29,611
% of worldwide sales	35.2%	64.8%		33.9%	66.1%
Components of net sales change:
Volume — organic	2.1%	0.8%	1.2%	4.0%	3.5%	3.7%
Price	2.1	0.9	1.4	1.9	0.5	1.0
Organic local-currency sales	4.2	1.7	2.6	5.9	4.0	4.7
Acquisitions	0.8	0.8	0.8	3.0	3.5	3.3
Translation	—	(3.6)	(2.4)	—	4.7	3.1
Total sales change	5.0%	(1.1)%	1.0%	8.9%	12.2%	11.1%

In 2012, organic local-currency sales increased 2.6 percent. Organic local-currency sales growth was led by Latin America/Canada and the United States, while Asia Pacific was flat, and EMEA was down slightly. Worldwide organic local-currency sales grew 4.7 percent in Health Care, 4.5 percent in Industrial and Transportation, 3.8 percent in Consumer and Office, and 2.2 percent in Safety, Security and Protection Services. Organic local-currency sales declined 0.8 percent in Electro and Communications and 2.4 percent in Display and Graphics. Acquisitions added 0.8 percent to worldwide growth and currency impacts reduced 2012 worldwide sales growth by 2.4 percent. Worldwide selling prices rose 1.4 percent in 2012, despite selling price declines in 3M’s optical systems business, where prices typically decline each year, which is common for the electronics industry.

In 2011, organic local-currency sales increased 4.7 percent. All major geographic areas showed organic local-currency sales increases, led by Latin America/Canada and the United States. Worldwide organic local-currency sales grew 10.0 percent in Industrial and Transportation, 7.1 percent in Safety, Security and Protection Services, 5.2 percent in Electro and Communications, 4.6 percent in Health Care, and 4.0 percent in Consumer and Office. Organic local-currency sales declined 7.5 percent in Display and Graphics. Acquisitions added 3.3 percent to worldwide growth and currency impacts benefited 2011 worldwide sales growth by 3.1 percent. Worldwide selling prices rose 1.0 percent in 2011, despite selling price declines in 3M’s optical systems business.

Refer to the sections entitled “Performance by Business Segment” and “Performance by Geographic Area” later in MD&A for additional discussion of sales change.

Operating Expenses:

(Percent of net sales)	2012	2011	2010	2012 Versus 2011	2011 Versus 2010
Cost of sales	52.4%	53.0%	51.9%	(0.6)%	1.1%
Selling, general and administrative expenses	20.4	20.8	20.5	(0.4)	0.3
Research, development and related expenses	5.5	5.3	5.4	0.2	(0.1)
Operating income	21.7%	20.9%	22.2%	0.8%	(1.3)%

Pension and postretirement expense increased in both 2012 and 2011. The year-on-year increases for 2012 compared to 2011, and 2011 compared to 2010, were $95 million and $233 million, respectively. The year-on-year increase in 2012 includes a $26 million charge related to the first-quarter 2012 voluntary early retirement incentive program (discussed in Note 10). These increases negatively impacted cost of sales; selling, general and administrative expenses (SG&A); and research, development and related expenses (R&D).

Cost of Sales:

Cost of sales includes manufacturing, engineering and freight costs. Cost of sales, measured as a percent of net sales, was 52.4 percent in 2012, a decrease of 0.6 percentage points from 2011. The net impact of selling price/raw material cost changes was the primary factor that decreased cost of sales as a percent of sales, as selling prices increased 1.4 percent and raw material costs decreased approximately 2 percent. This benefit was partially offset by higher pension and postretirement costs.

Cost of sales, measured as a percent of net sales, was 53.0 percent in 2011, an increase of 1.1 percentage points from 2010. On a dollar basis, selling price increases largely offset raw material inflation for total year 2011, as selling prices increased 1 percent year-on-year and raw material prices increased approximately 4 percent year-on-year. However, measured as a percent of sales, selling price/raw material impacts accounted for approximately 0.5 percentage points of the cost of sales increase. Cost of sales as a percent of net sales was also negatively impacted by higher pension and postretirement costs. These impacts were partially offset by organic sales volume growth of 3.7 percent.

Selling, General and Administrative Expenses:

Selling, general and administrative (SG&A) expenses decreased $68 million, or 1.1 percent, in 2012 when compared to 2011. In addition to cost-control and other productivity efforts, 3M experienced some savings from its first-quarter 2012 voluntary early retirement incentive program and other restructuring actions. These benefits more than offset increases related to acquisitions, higher year-on-year pension and postretirement expense, and restructuring expenses. SG&A in 2012 included increases from acquired businesses which were not in 3M’s full-year 2011 base spending, primarily related to the 2011 acquisitions of Winterthur Technologie AG and the do-it-yourself and professional business of GPI Group, in addition to SG&A spending related to the 2012 acquisitions of Ceradyne, Inc., Federal Signal Technologies Group, and CodeRyte, Inc. SG&A, measured as a percent of sales, was 20.4 percent in 2012, a decrease of 0.4 percentage points when compared to 2011.

SG&A expenses increased 13 percent in 2011 when compared to 2010, due to several factors. Approximately 5 percentage points of this growth in SG&A was due to increases from acquired businesses not in 3M’s full year 2010 base spending, which primarily related to SG&A spending for the Winterthur Technologie AG, Arizant Inc., Cogent Inc. and Attenti Holdings S.A. acquisitions. Another 3 percentage points of growth in 2011 SG&A was due to foreign exchange effects, which resulted in higher translated costs from 3M’s non-U.S. subsidiaries. Finally, 2011 SG&A increased in part due to higher year-on-year pension and postretirement expense and continued investments to support future growth, such as sales representatives, advertising and promotional investments. SG&A expenses, measured as a percent of net sales, increased 0.3 percentage points in 2011 compared to 2010.

Research, Development and Related Expenses:

Research, development and related expenses (R&D) increased 4.1 percent in 2012 compared to 2011 and increased 9.5 percent in 2011 compared to 2010, as 3M continued to support its key growth initiatives. In 2012, these investments, along with higher pension and postretirement expense, were partially offset by cost-control efforts and savings from 3M’s first-quarter 2012 voluntary early retirement incentive program. In 2011, R&D expense increased versus 2010 due to R&D related to businesses acquired in the last 12 months, foreign exchange effects, and higher pension and postretirement expense, in addition to 3M’s continued investment in new products. R&D, measured as a percent of sales, was 5.5 percent in 2012, compared to 5.3 percent in 2011 and 5.4 percent in 2010.

Operating Income:

3M uses operating income as one of its primary business segment performance measurement tools. Operating income was 21.7 percent of sales in 2012, compared to 20.9 percent of sales in 2011, an improvement of 0.8 percentage points.  The improvement was driven by a 1.6 percentage point benefit from the combination of selling price increases and raw material cost decreases. This was partially offset by increased pension/postretirement benefit costs and acquisition impacts, each of which reduced margins by 0.3 percentage points, and other net impacts, which decreased margins by 0.2 percentage points. Operating income was 20.9 percent of sales in 2011, compared to 22.2 percent of sales in 2010, primarily due to higher cost of sales (as a percent of sales) in 2011 when compared to 2010.

Interest Expense and Income:

(Millions)	2012	2011	2010
Interest expense	$171	$186	$201
Interest income	(39)	(39)	(38)
Total	$132	$147	$163

Interest Expense: Interest expense decreased in both 2012 and 2011. The 2012 decrease was driven by lower average international debt balances, while the 2011 decrease was attributable to lower U.S. debt balances. Both years were favorably impacted by lower interest rates on U.S. debt.

Interest Income: In 2012, lower U.S. cash balances and lower interest rates internationally were offset by higher international cash balances and higher interest rates in the U.S. In 2011, interest income increased slightly, as higher international cash balances and better investment yields were largely offset by a lower U.S. cash balance.

Provision for Income Taxes:

(Percent of pre-tax income)	2012	2011	2010
Effective tax rate	29.0%	27.8%	27.7%

The effective tax rate for 2012 was 29.0 percent, compared to 27.8 percent in 2011, an increase of 1.2 percentage points. Various factors increased or decreased the effective tax rate when compared to the same periods last year. The primary factors that increased the Company’s effective tax rate year-on-year include international taxes, specifically with respect to the corporate reorganization of a wholly owned international subsidiary (which benefited 2011), state income taxes, lower domestic manufacturer’s deduction, and the lapse of the U.S. research and development credit. These and other factors, when compared to 2011, increased the 2012 effective tax rate by 2.1 percentage points. Factors that decreased the Company’s effective tax rate year-on-year include international taxes as a result of changes to the geographic mix of income before taxes and adjustments to its income tax reserves. These factors, when compared to last year, decreased the effective tax rate 0.9 percentage points.

The effective tax rate for 2011 was 27.8 percent, compared to 27.7 percent in 2010, an increase of 0.1 percentage points. The year-on-year change in international income taxes increased the effective tax rate for 2011 when compared to 2010 by approximately 2.5 percentage points, which includes a partial offsetting benefit from the corporate reorganization of a wholly owned international subsidiary in 2011. This 2.5 percentage point net increase was due primarily to certain 2010 tax benefits, which did not repeat in 2011, related to net operating losses partially offset by a valuation allowance resulting from the 2010 corporate alignment transactions that allowed the Company to increase its ownership of a foreign subsidiary. These transactions are described in the section of Note 5 entitled “Purchase and Sale of Subsidiary Shares and Transfers of Ownership Interest Involving Non-Wholly Owned Subsidiaries”. Other significant items impacting the year-on-year comparison include a one-time 2010 income tax charge of $84 million, which benefited the 2011 tax rate when compared to 2010 by 1.5 percentage points, as this charge did not repeat in 2011. The Company’s effective tax rate also benefited during 2011 when compared to 2010 by approximately 0.7 percentage points from adjustments to its income tax reserves.

On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law. Included in this Act was the extension of the research and development credit for years 2012 and 2013. As this Act was enacted during 2013, the impacts of this law are not included in the 2012 financial results. The Company anticipates a beneficial impact on the effective tax rate in 2013 for both the 2012 and 2013 research and development credit.

The Company currently expects that its effective tax rate for total year 2013 will be approximately 29.5 to 30.0 percent. The rate can vary from quarter to quarter due to discrete items, such as the settlement of income tax audits and changes in tax laws, as well as recurring factors, such as the geographic mix of income before taxes.

Refer to Note 7 for further discussion of income taxes.

Net Income Attributable to Noncontrolling Interest:

(Millions)	2012	2011	2010
Net income attributable to noncontrolling interest	$67	$74	$78

Net income attributable to noncontrolling interest represents the elimination of the income or loss attributable to non-3M ownership interests in 3M consolidated entities. The changes in noncontrolling interest amounts are primarily related to Sumitomo 3M Limited (Japan), which is 3M’s most significant consolidated entity with non-3M ownership interests. As of December 31, 2012, 3M’s effective ownership in Sumitomo 3M Limited is 75 percent.

Currency Effects:

3M estimates that year-on-year currency effects, including hedging impacts, decreased net income attributable to 3M by approximately $103 million in 2012 and increased net income attributable to 3M by approximately $154 million in 2011. These estimates include the effect of translating profits from local currencies into U.S. dollars; the impact of currency fluctuations on the transfer of goods between 3M operations in the United States and abroad; and transaction gains and losses, including derivative instruments designed to reduce foreign currency exchange rate risks and the negative impact of swapping Venezuelan bolivars into U.S. dollars. 3M estimates that year-on-year derivative and other transaction gains and losses increased net income attributable to 3M by approximately $49 million in 2012 and had an immaterial impact on net income attributable to 3M in 2011.

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

In addition to these six operating business segments, 3M assigns certain costs to “Corporate and Unallocated,” which is presented separately in the preceding business segments table and in Note 15. Corporate and unallocated includes a variety of miscellaneous items, such as corporate investment gains and losses, certain derivative gains and losses, certain insurance-related gains and losses, certain litigation and environmental expenses, corporate restructuring charges and certain under- or over-absorbed costs (e.g. pension, stock-based compensation) that the Company may choose not to allocate directly to its business segments. Because this category includes a variety of miscellaneous items, it is subject to fluctuation on a quarterly and annual basis. The primary items driving higher expenses in Corporate and Unallocated in 2012 when compared to 2011 were pension and postretirement expense, as a portion of the 2012 increase in these expenses were not allocated directly to the six operating business segments ($63 million), and the impact of an increase in other environmental insurance receivables, which benefited 2012 by $15 million (as discussed in Note 13). The impacts of changes in respirator mask/asbestos liabilities and receivables netted to a $32 million charge in 2012, which was similar to 2011, resulting in a minimal year-on-year effect. The primary item driving higher 2011 expenses when compared to 2010 relates to pension and postretirement expense, as a portion of the 2011 increase in these expenses was not allocated directly to the six operating business segments.

The following discusses total year results for 2012 compared to 2011, and also discusses 2011 compared to 2010, for each business segment.

Industrial and Transportation Business (34.6% of consolidated sales):

	2012	2011	2010
Sales (millions)	$10,346	$10,073	$8,429
Sales change analysis:
Organic local currency	4.5%	10.0%	17.0%
Acquisitions	1.1	5.9	0.2
Translation	(2.9)	3.6	1.2
Total sales change	2.7%	19.5%	18.4%

Operating income (millions)	$2,258	$2,057	$1,754
Percent change	9.8%	17.3%	42.6%
Percent of sales	21.8%	20.4%	20.8%

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

Year 2012 results:

Sales in Industrial and Transportation totaled $10.3 billion, up 2.7 percent in U.S. dollars. Organic local-currency sales increased 4.5 percent, acquisitions added 1.1 percent, and foreign currency translation reduced sales by 2.9 percent. Acquisitions growth was primarily driven by Winterthur Technologie AG (Winterthur) in the abrasives market, Ceradyne, Inc. (Ceradyne) in the advanced technical ceramics market, and Alpha Beta Enterprise Co. Ltd. (Alpha Beta) in industrial tapes, all of which are discussed further below. On an organic local-currency basis, sales growth was strongest in automotive OEM, aerospace, abrasives and filtration. On an organic local-currency basis, sales declined in renewable energy, impacted by weak end market demand.

Geographically, organic local-currency sales increased 7 percent in both the United States and Latin America/Canada, 3.5 percent in Asia Pacific, and 1 percent in EMEA.

Operating income was $2.3 billion in 2012, 9.8 percent higher than 2011, with the primary benefit related to the combination of selling price increases and raw material cost decreases. Operating income growth was led by the United States. Operating income margins increased by 1.4 percentage points to 21.8 percent.

As disclosed in Note 2, in November 2012, 3M acquired Ceradyne, Inc. (Ceradyne), which is headquartered in Costa Mesa, California. Ceradyne is involved in the development and production of advanced technical ceramics for demanding applications in the automotive, oil and gas, solar, industrial, electronics and defense industries.

Year 2011 results:

Sales in Industrial and Transportation increased 19.5 percent to $10.1 billion, with 10.0 percent of this increase attributable to organic local-currency growth. Acquisitions increased sales by 5.9 percent, primarily driven by Winterthur and Alpha Beta (discussed below). Foreign currency impacts added 3.6 percent to 2011 sales growth. Geographically, sales increased in all major regions, led by Asia Pacific and Europe. Organic local-currency sales growth was broad-based across the portfolio, led by renewable energy, aerospace and aircraft maintenance, energy and advanced materials, abrasives systems, and industrial adhesives and tapes. In addition, despite the Japan and Thailand natural disasters, 3M also achieved growth in its automotive aftermarket and automotive OEM businesses.

3M continued to invest in its Industrial and Transportation business. In March 2011, 3M acquired a controlling interest in Winterthur via completion of a public tender offer. Winterthur, based in Zug, Switzerland, is a leading global supplier of precision grinding technology serving customers in the area of hard-to-grind precision applications in industrial, automotive, aircraft, and cutting tools. In addition, in February 2011, 3M completed its acquisition of the tape-related assets of Alpha Beta, a leading manufacturer of box sealing tape and masking tape headquartered in Taipei, Taiwan.

Operating income was $2.1 billion in 2011, 17.3 percent higher than 2010. 3M achieved operating income margins of 20.4 percent, even with continued investments to support growth.

Investment:

In March 2005, 3M’s automotive business completed the purchase of 19 percent of TI&M Beteiligungsgesellschaft mbH (TI&M) for approximately $55 million. TI&M is the parent company of I&T Innovation Technology Entwicklungsund Holding Aktiengesellschaft (I&T), an Austrian maker of flat flexible cable and circuitry. Pursuant to a Shareholders Agreement, 3M marketed I&T’s flat flexible wiring systems for automotive interior applications to the global automotive market. I&T filed a petition for bankruptcy protection in August 2006. As part of its agreement to purchase the shares of TI&M, the Company was granted a put option that gave the Company the right to sell back its entire ownership interest in TI&M to the other investors from whom the Company acquired its 19 percent interest. The put option became exercisable January 1, 2007. The Company exercised the put option and recovered approximately $25 million of its investment from one of the investors based in Belgium in February 2007. The other two TI&M investors from whom the Company purchased its shares filed a bankruptcy petition in Austria in January 2007. The Company has recovered approximately 6.7 million Euros through the Austrian bankruptcy process. The Company then pursued recovery from the bank that held the 3M purchase price paid to the two bankrupt investors, and in March 2012 recovered 4.5 million Euros, leaving a balance of 7.4 million Euros (approximately $10 million). In September 2012, 3M Austria commenced proceedings in the Commercial Court of Vienna against the co-sellers of the shares to recover the remaining balance plus accrued interest pursuant to the terms of the Share Purchase Agreement and Austrian law. The Company believes collection of its remaining investment is probable and, as a result, no impairment reserve has been recorded.

Health Care Business (17.3% of consolidated sales):

	2012	2011	2010
Sales (millions)	$5,158	$5,031	$4,513
Sales change analysis:
Organic local currency	4.7%	4.6%	4.1%
Acquisitions	0.3	3.8	1.2
Divestitures	—	—	(0.2)
Translation	(2.5)	3.1	0.3
Total sales change	2.5%	11.5%	5.4%

Operating income (millions)	$1,646	$1,489	$1,362
Percent change	10.6%	9.3%	1.1%
Percent of sales	31.9%	29.6%	30.2%

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

Year 2012 results:

Health Care sales totaled $5.2 billion, an increase of 2.5 percent in U.S. dollars. Organic local-currency sales increased 4.7 percent, led by food safety, health information systems, and skin/wound care. Sales declined year-on-year in drug delivery systems. Acquisitions added 0.3 percent, as 3M further strengthened its health information systems business in April 2012 by acquiring CodeRyte, Inc., which provides clinical natural language processing technology and computer-assisted coding solutions for outpatient providers. Foreign currency translation reduced sales by 2.5 percent.

On a geographic basis, organic local-currency sales increased 12.5 percent in Latin America/Canada, 10 percent in Asia Pacific, 4 percent in the United States, and 1 percent in EMEA.

Operating income increased 10.6 percent to $1.6 billion. Operating income margins were 31.9 percent in 2012 compared to 29.6 percent in 2011, driven by strong manufacturing cost control, improved utilization and production efficiencies. Operating income grew in all major geographic areas.

Year 2011 results:

Health Care sales increased 11.5 percent to $5.0 billion. Organic local-currency sales increased 4.6 percent and acquisition added 3.8 percent. Acquisition growth primarily related to Arizant Inc., a leading manufacturer of patient warming solutions designed to prevent hypothermia in surgical settings. Currency impacts increased sales by 3.1 percent in Health Care. On a geographic basis, all regions posted positive sales growth. Asia Pacific, Latin America/Canada, and Europe all reported sales growth of 10 percent or more, while the U.S. grew at 9 percent. Organic local-currency sales growth increased in the food safety, health information systems, infection prevention, skin and wound care, and oral care businesses. Sales in the drug-delivery systems business increased in the fourth quarter of 2011 compared to the same period in 2010, but were down slightly for total-year 2011 when compared to 2010.

Operating income in Health Care increased 9.3 percent in 2011 to $1.5 billion. Operating income margins were 29.6 percent, compared to 30.2 percent in 2010, with this decrease due in part to growth investments in the health information systems and infection prevention businesses. 3M also invested in emerging markets to improve market penetration levels. The year-on-year decline in operating income margins was also due in part to sales declines in drug delivery systems.

Consumer and Office Business (14.4% of consolidated sales):

	2012	2011	2010
Sales (millions)	$4,316	$4,153	$3,853
Sales change analysis:
Organic local currency	3.8%	4.0%	7.1%
Acquisitions	2.0	1.4	2.9
Translation	(1.9)	2.4	1.0
Total sales change	3.9%	7.8%	11.0%

Operating income (millions)	$930	$840	$840
Percent change	10.8%	—%	12.3%
Percent of sales	21.6%	20.2%	21.8%

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

Year 2012 results:

Sales in Consumer and Office totaled $4.3 billion, up 3.9 percent in U.S. dollars. Organic local-currency sales increased 3.8 percent, acquisitions added 2.0 percent, and foreign currency translation reduced sales by 1.9 percent. Organic local-currency sales growth was led by the consumer health care and construction and home improvement businesses. Organic local-currency sales increased slightly in stationery and office supplies, impacted by continued softness in the office wholesale and retail markets. Acquisition growth was largely due to the October 2011 acquisition of the do-it-yourself and professional business of GPI Group. GPI is a manufacturer and marketer of home improvement products such as tapes, hooks, insulation and floor protection products and accessories. The addition of GPI’s products expands 3M’s product portfolio in core and complementary categories in the construction and home improvement markets.

On a geographic basis, organic local-currency sales increased 9.5 percent in Latin America/Canada, 5 percent in Asia Pacific, and 4 percent in the United States. EMEA organic local-currency sales decreased 2 percent.

Consumer and Office operating income increased 10.8 percent to $930 million. Operating income margins were 21.6 percent, compared to 20.2 percent in 2011, as all businesses and major geographic areas posted operating income increases. Consumer and Office benefited from the combination of selling price increases and raw material cost decreases, in addition to cost-control efforts.

In December 2011, 3M (Consumer and Office Business) entered into a definitive agreement to acquire the Office and Consumer Products business of Avery Dennison Corp. (Avery). 3M and Avery withdrew from the regulatory approval process for this acquisition in September 2012 and subsequently announced that they had terminated this agreement in October 2012.

Year 2011 results:

Sales in Consumer and Office increased 7.8 percent in 2011 to $4.2 billion, with all businesses posting positive sales growth. Organic local-currency sales increased 4.0 percent and acquisitions added 1.4 percent. Acquisition growth was largely due to the October 2011 acquisition of the do-it-yourself and professional business of GPI Group and the April 2010 acquisition of the A-One branded label business and related operations. A-One is the largest branded label business in Asia and the second largest worldwide. 3M also acquired Hybrivet Systems Inc. in the first quarter of 2011, a provider of instant-read products to detect lead and other contaminants and toxins. Foreign currency impacts contributed 2.4 percent to sales growth in the Consumer and Office segment.

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

Safety, Security and Protection Services Business (12.7% of consolidated sales):

	2012	2011	2010
Sales (millions)	$3,802	$3,821	$3,316
Sales change analysis:
Organic local currency	2.2%	7.1%	6.1%
Acquisitions	—	4.7	1.2
Translation	(2.7)	3.4	0.5
Total sales change	(0.5)%	15.2%	7.8%

Operating income (millions)	$847	$814	$709
Percent change	4.1%	14.9%	(2.6)%
Percent of sales	22.3%	21.3%	21.4%

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

Year 2012 results:

Safety, Security and Protection Services sales totaled $3.8 billion, down 0.5 percent in U.S. dollars. Organic local-currency sales grew 2.2 percent and foreign currency translation reduced sales by 2.7 percent. Organic local-currency sales growth was led by infrastructure protection and personal safety, with growth also in building and commercial services and roofing granules.

2012 organic local-currency sales declined 18 percent in security systems, as government spending for security solutions has been declining over the last few years. As discussed later in the “Critical Accounting Estimates” section, 3M will continue to monitor this business to assess whether long-term expectations have been significantly impacted such that an asset or goodwill impairment test would be required. The Company completed its annual goodwill impairment test in the fourth quarter of 2012, with no impairment indicated.

Geographically, organic local-currency sales increased 19 percent in Latin America/Canada. Organic local-currency sales were flat in Asia Pacific and the United States, and declined 2 percent in EMEA.

The combination of selling price increases and raw material cost reductions, plus factory efficiencies, drove a 4.1 percent increase in operating income. Operating income margins increased 1.0 percentage points to 22.3 percent.

Year 2011 results:

Safety, Security and Protection Services sales increased 15.2 percent in 2011. H1N1-related comparisons reduced 2011 sales growth by 2.5 percent, as 3M generated sales related to the H1N1 virus in the first three quarters of 2010. Even with this difficult comparison, organic local-currency sales growth was 7.1 percent. Acquisitions added 4.7 percent, with this benefit primarily related to Attenti Holdings S.A. and Cogent Inc., which were acquired in the fourth quarter of 2010. Attenti Holdings S.A. is a supplier of remote people-monitoring technologies used for offender-monitoring applications and to assist eldercare facilities in monitoring and enhancing the safety of patients. Cogent Inc. is a provider of finger, palm, face and iris biometric systems for governments, law enforcement agencies, and commercial enterprises. Foreign currency effects added 3.4 percent to 2011 sales. All geographic regions posted positive sales growth, with sales growth led by Asia Pacific, Latin America/Canada, and the U.S. These three regions all had sales growth in excess of 15 percent.

Sales increased in all businesses. Sales dollar increases were largest in personal protection products, security systems, building and commercial services, and infrastructure protection. Sales growth in personal protection products, or more specifically, respiratory products, was hampered by H1N1-related comparisons, partially offset by some modest additional sales of personal protective equipment related to the cleanup efforts in Japan.

Operating income for 2011 rose 14.9 percent to $814 million. 3M achieved a 21.3 percent operating income margin, despite H1N1-related comparisons that negatively impacted results.

Display and Graphics Business (11.9% of consolidated sales):

	2012	2011	2010
Sales (millions)	$3,560	$3,674	$3,884
Sales change analysis:
Organic local currency	(2.4)%	(7.5)%	23.0%
Acquisitions	0.9	0.1	—
Translation	(1.6)	2.0	1.0
Total sales change	(3.1)%	(5.4)%	24.0%

Operating income (millions)	$693	$788	$946
Percent change	(12.1)%	(16.6)%	60.3%
Percent of sales	19.5%	21.5%	24.4%

The Display and Graphics segment serves markets that include electronic display, traffic safety and commercial graphics. This segment includes optical film solutions for LCD electronic displays; reflective sheeting for transportation safety; commercial graphics sheeting and systems; architectural surface and lighting solutions; and mobile interactive solutions, including mobile display technology, visual systems products, and computer screen films. The optical film business provides films that serve numerous market segments of the electronic display industry. 3M provides distinct products for five market segments, including products for: 1) LCD computer monitors 2) LCD televisions 3) handheld devices such as cellular phones and tablets 4) notebook PCs and 5) automotive displays. The optical business includes a number of different products that are protected by various patents and groups of patents. These patents provide varying levels of exclusivity to 3M for a number of such products. As some of 3M’s optical film patents expire at the end of 2013 and over several years thereafter, 3M will likely see more competition in these products. 3M continues to innovate in the area of optical films and files patents on its new technology and products. 3M’s proprietary manufacturing technology and know-how also provide a competitive advantage to 3M independent of its patents.

Year 2012 results:

Sales in Display and Graphics were $3.6 billion, down 3.1 percent in U.S. dollars. Organic local-currency sales decreased 2.4 percent, as optical systems sales declined 10 percent, driven by lower optical film volumes for LCD TVs. Organic local-currency sales increased in both commercial graphics and architectural markets and were up slightly in traffic safety systems. Acquisitions added 0.9 percent to sales growth. This related to the September 2012 purchase of assets that comprised the business of Federal Signal Technologies Group from Federal Signal Corp. This business focuses on electronic toll collection and parking management hardware and software services. Foreign currency translation reduced sales by 1.6 percent.

Organic local-currency sales increased 11 percent in Latin America/Canada and 6 percent in the United States. Organic local-currency sales declined 4 percent in EMEA and 6 percent in Asia Pacific, where the decrease in optical systems sales was a major factor.

Operating income in 2012 totaled $693 million, down 12.1 percent. Operating income margins were 19.5 percent of sales, compared to 21.5 percent in 2011. The year-on-year decline was largely attributable to the decline in optical systems, along with softness in traffic safety systems, which has been impacted by lower government spending.

Year 2011 results:

Sales in Display and Graphics were $3.7 billion in 2011, a decline of 5.4 percent in U.S. dollars. Organic local-currency sales declined 7.5 percent. Acquisitions added 0.1 percent to sales growth and foreign currency impacts increased sales by 2.0 percent. Optical Systems sales decreased 17 percent due to lower year-on-year LCD TV-related sales over the last three quarters of 2011. Sales grew in commercial graphics and architectural markets. Traffic safety systems also posted sales growth, which was all currency related. Sales increased in Latin America/Canada and the U.S., but declined in Europe. Sales also declined in Asia Pacific, where the decline in optical systems sales was a major factor.

Operating income in 2011 totaled $788 million, down 16.6 percent from 2010. 3M achieved 21.5 percent operating income margins in this business segment, as productivity improvements helped to partially offset negative impacts from lower sales of optical films for LCD TVs, impacted by LCD TV volume reductions, as well as continued LCD selling price declines.

Electro and Communications Business (10.8% of consolidated sales):

	2012	2011	2010
Sales (millions)	$3,228	$3,306	$3,043
Sales change analysis:
Organic local currency	(0.8)%	5.2%	26.1%
Acquisitions	—	0.1	—
Divestitures	—	—	(0.4)
Translation	(1.6)	3.3	1.8
Total sales change	(2.4)%	8.6%	27.5%

Operating income (millions)	$691	$712	$670
Percent change	(2.8)%	6.2%	90.6%
Percent of sales	21.4%	21.5%	22.0%

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

Year 2012 results:

Electro and Communications sales totaled $3.2 billion, down 2.4 percent in U.S. dollars. Organic local-currency sales declined 0.8 percent and foreign currency translation reduced sales by 1.6 percent. Organic local-currency sales declined in the consumer electronics-related businesses and telecommunications markets business. Organic local-currency sales increased in 3M’s touch systems and electrical markets businesses.

On a geographic basis, organic local-currency sales increased 12 percent in Latin America/Canada and 5 percent in the United States. Organic local-currency sales declined 4 percent in both EMEA and Asia Pacific.

Operating income decreased 2.8 percent to $691 million in 2012. Operating income margins were 21.4 percent, similar to the 21.5 percent operating income margins achieved in 2011.

Year 2011 results:

Electro and Communications sales were $3.3 billion in 2011, an increase of 8.6 percent in U.S. dollars. Organic local-currency sales increased 5.2 percent and acquisitions added 0.1 percent to sales growth. Foreign currency impacts added 3.3 percent to 2011 sales growth. Sales expanded in all geographic regions, led by greater than 10 percent sales increases in both Europe and Latin America/Canada. From a business standpoint, sales growth was led by 3M’s electronics markets materials business and the electrical markets business. The telecom business also posted solid sales growth, while sales declined in the electronic solutions business.

Operating income increased 6.2 percent to $712 million in 2011, driven by higher year-on-year sales growth. Operating income margins were 21.5 percent, slightly lower than 2010.

PERFORMANCE BY GEOGRAPHIC AREA

While 3M manages its businesses globally and believes its business segment results are the most relevant measure of performance, the Company also utilizes geographic area data as a secondary performance measure. Export sales are generally reported within the geographic area where the final sales to 3M customers are made. A portion of the products or components sold by 3M’s operations to its customers are exported by these customers to different geographic areas. As customers move their operations from one geographic area to another, 3M’s results will follow. Thus, net sales in a particular geographic area are not indicative of end-user consumption in that geographic area. Financial information related to 3M operations in various geographic areas is provided in Note 16.

A summary of key information and discussion related to 3M’s geographic areas follow:

	2012
	United States	Asia Pacific	Europe, Middle East & Africa	Latin America/ Canada	Other Unallocated	Worldwide
Net sales (millions)	$10,528	$9,092	$6,730	$3,572	$(18)	$29,904
% of worldwide sales	35.2%	30.4%	22.5%	11.9%	—	100.0%
Components of net sales change:
Volume — organic	2.1%	1.3%	(2.8)%	6.9%	—	1.2%
Price	2.1	(1.2)	2.2	4.0	—	1.4
Organic local-currency sales	4.2	0.1	(0.6)	10.9	—	2.6
Acquisitions	0.8	0.3	1.9	0.1	—	0.8
Translation	—	(0.6)	(6.2)	(6.3)	—	(2.4)
Total sales change	5.0%	(0.2)%	(4.9)%	4.7%	—	1.0%

Operating income (millions)	$1,929	$2,450	$1,163	$945	$(4)	$6,483
Percent change	18.4%	(2.9)%	1.2%	5.5%	—	4.9%

For total year 2012, as shown in the preceding table, sales rose 1.0 percent, with organic volume increases of 1.2 percent and selling price increases of 1.4 percent. Acquisitions added 0.8 percent, while foreign currency effects reduced sales by 2.4 percent. Organic local-currency sales growth was led by Latin American/Canada at 10.9 percent and the United States at 4.2 percent. Organic local-currency sales increased in Asia Pacific by 0.1 percent and declined in EMEA by 0.6 percent. For 2012, international operations represented 64.8 percent of 3M’s sales.

	2011
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

For total year 2011, as shown in the preceding table, sales rose 11.1 percent, with organic volume increases of 3.7 percent, selling price increases of 1.0 percent, acquisitions of 3.3 percent, and foreign currency effects of 3.1 percent. Every major geographic region expanded sales, with organic local-currency sales in Latin America/Canada up 10.9 percent, the United States up 5.9 percent, Europe, Middle East and Africa up 3.2 percent, and Asia Pacific up 2.1 percent. For 2011, international operations represented 66.1 percent of 3M’s sales.

Geographic Area Supplemental Information

	Employees as of December 31,			Capital Spending			Property, Plant and Equipment - net as of December 31,
(Millions, except Employees)	2012	2011	2010	2012	2011	2010	2012	2011

United States	34,746	33,128	32,955	$815	$688	$569	$4,277	$3,979
Asia Pacific	18,210	18,015	16,324	332	409	290	2,029	1,887
Europe, Middle East and Africa	20,638	20,113	18,120	226	180	151	1,499	1,271
Latin America and Canada	14,083	12,942	12,658	111	102	81	573	529
Total Company	87,677	84,198	80,057	$1,484	$1,379	$1,091	$8,378	$7,666

Employment:

Employment increased by 3,479 positions in 2012 and 4,141 positions in 2011. Acquisitions increased employment by approximately 2,500 and 2,250 full-time equivalents for 2012 and 2011, respectively. In addition, the other primary factor that increased employment in both years was additions in developing economies to support growth.

Capital Spending/Net Property, Plant and Equipment:

Investments in property, plant and equipment enable growth across many diverse markets, helping to meet product demand and increasing manufacturing efficiency. Capital spending was $1.484 billion in 2012, compared to $1.379 billion in 2011 and $1.091 billion in 2010. The Company expects 2013 capital spending to be approximately $1.6 to $1.8 billion, as 3M continues to invest in its businesses. In 2012, 3M expanded manufacturing capacity in key growth markets, particularly with respect to international and emerging market countries. This included investments in China, Turkey and Poland, in addition to investments in Singapore and the U.S. 3M also increased investments in IT systems and infrastructure and made strategic investments in research/development infrastructure and manufacturing sites to lay the foundation for future growth. In 2011, a large portion of the capital investment was used to address supply constraints in a number of businesses with significant growth potential, such as renewable energy, traffic signage in developing economies, and optically clear adhesives and glass bubbles. In addition, some of the following 2010 capital projects carried forward into 2011. In 2010, in the U.S., 3M invested in film manufacturing assets for optical systems and other non-optical businesses which use similar technology. Also, in 2010, 3M increased capacity at its multi-purpose manufacturing facility in Singapore and invested in optical film capacity in Korea. Lastly, in 2010, investments in the Industrial and Transportation business included solar energy in the U.S. and industrial adhesives and tapes in China.

3M is striving to increase its manufacturing and sourcing capacity, particularly in developing economies, in order to more closely align its production capability with its sales in major geographic regions. The initiative is expected to help improve customer service, lower transportation costs, and reduce working capital requirements. 3M will continue to make investments in critical emerging markets, such as China and India, including plans to establish and begin production in a new wholly-owned manufacturing entity in India to serve as a source of supply to 3M’s business in India and in other countries.

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

Pension benefits associated with these plans are generally based primarily on each participant’s years of service, compensation, and age at retirement or termination. Two critical assumptions, the discount rate and the expected return on plan assets, are important elements of expense and liability measurement. See Note 10 for additional discussion of actuarial assumptions used in determining pension and postretirement health care liabilities and expenses.

The Company determines the discount rate used to measure plan liabilities as of the December 31 measurement date for its pension and postretirement benefit plans. The discount rate reflects the current rate at which the associated liabilities could be effectively settled at the end of the year. The Company sets its rate to reflect the yield of a portfolio of high quality, fixed-income debt instruments that would produce cash flows sufficient in timing and amount to settle projected future benefits. Using this methodology, the Company determined a discount rate of 4.14% for U.S. pension and 4.00% for U.S. postretirement benefits to be appropriate as of December 31, 2012, which represents a decrease from the 4.15% and 4.04% rates, respectively, used as of December 31, 2011. The weighted average discount rate for international pension plans as of December 31, 2012 was 3.78%, a decrease from the 4.58% rate used as of December 31, 2011.

A significant element in determining the Company’s pension expense in accordance with ASC 715 is the expected return on plan assets, which is based on historical results for similar allocations among asset classes. For the U.S. pension plan, the 2013 expected long-term rate of return on an annualized basis for 2013 is 8.00%, a 0.25% decrease from 2012. Refer to Note 10 for information on how the 2013 rate was determined. Return on assets assumptions for international pension and other post-retirement benefit plans are calculated on a plan-by-plan basis using plan asset allocations and expected long-term rate of return assumptions. The weighted average expected return for the international pension plan is 5.87% for 2013, compared to 6.38% for 2012.

For the year ended December 31, 2012, the Company recognized total consolidated pre-tax pension and postretirement expense (after settlements, curtailments and special termination benefits) of $650 million, up from $555 million in 2011. Pension and postretirement expense (before settlements, curtailments and special termination benefits) is anticipated to decrease to approximately $550 million in 2013, a decrease of $100 million compared to 2012. For the pension plans, holding all other factors constant, a 0.25 percentage point increase/decrease in the expected long-term rate of return on plan assets would decrease/increase 2013 pension expense by approximately $33 million for U.S. pension plans and approximately $13 million for international pension plans. Also, holding all other factors constant, a 0.25 percentage point increase in the discount rate used to measure plan liabilities would decrease 2013 pension expense by approximately $37 million for U.S. pension plans and approximately $19 million for international pension plans. In addition, a 0.25 percentage point decrease in the discount rate used to measure plan liabilities would increase 2013 pension expense by approximately $39 million for U.S. pension plans and approximately $21 million for international pension plans.

Asset Impairments:

As of December 31, 2012, net property, plant and equipment totaled $8.4 billion and net identifiable intangible assets totaled $1.9 billion. Management makes estimates and assumptions in preparing the consolidated financial statements for which actual results will emerge over long periods of time. This includes the recoverability of long-lived assets employed in the business, including assets of acquired businesses. These estimates and assumptions are closely monitored by management and periodically adjusted as circumstances warrant. For instance, expected asset lives may be shortened or an impairment recorded based on a change in the expected use of the asset or performance of the related asset group.

3M goodwill totaled approximately $7.4 billion as of December 31, 2012. 3M’s annual goodwill impairment testing is performed in the fourth quarter of each year. Impairment testing for goodwill is done at a reporting unit level, with all goodwill assigned to a reporting unit. Reporting units are one level below the business segment level (3M has six business segments at December 31, 2012), but can be combined when reporting units within the same segment have similar economic characteristics. At 3M, reporting units generally correspond to a division. 3M did not combine any of its reporting units for impairment testing.

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

As discussed in Note 3 to the Consolidated Financial Statements, effective in the first quarter of 2012, 3M made certain product moves across divisions within its business segments, but none were across business segments. For any product moves that resulted in reporting unit changes, the Company applied the relative fair value method to determine the impact to reporting units. During the first quarter of 2012, the Company completed its assessment of any potential goodwill impairment for reporting units impacted by this new structure and determined that no impairment existed. The discussion that follows relates to the separate fourth quarter 2012 annual impairment test and is in the context of the segment structure that existed at that time.

As of September 30, 2012, 3M had 36 primary reporting units, with ten reporting units accounting for approximately 77 percent of the goodwill. These ten reporting units were comprised of the following divisions: 3M Purification Inc., Occupational Health and Environmental Safety, Optical Systems, Security Systems, Infection Prevention, 3M ESPE, Industrial Adhesives and Tapes, Communication Markets, Health Information Systems, and Abrasive Systems. The fair values for all these significant reporting units were in excess of carrying value by approximately 50 percent or more.

In 2012, 3M primarily used an industry price-earnings ratio approach, but also used a discounted cash flows approach for certain reporting units, to determine fair values. Where applicable, 3M used a weighted-average discounted cash flow analysis for certain divisions, using projected cash flows that were weighted based on different sales growth and terminal value assumptions, among other factors. The weighting was based on management’s estimates of the likelihood of each scenario occurring.

Based on fourth-quarter 2012 testing, 3M’s estimated fair value when valuing each reporting unit individually would aggregate to approximately $77 billion, implying a control premium of 21 percent when compared to 3M’s market value of approximately $64 billion at both September 30, 2012 and December 31, 2012. The control premium is defined as the sum of the individual reporting units estimated market values compared to 3M’s total Company estimated fair value, with the sum of the individual values typically being larger than the value for the total Company. 3M’s market value at both September 30, 2012 and December 31, 2012 was significantly in excess of its equity of approximately $18 billion. 3M is an integrated materials enterprise, thus many of 3M’s businesses could not easily be sold on a stand-alone basis. 3M’s focus on research and development has resulted in a portion of 3M’s value being comprised of internally developed businesses that have no goodwill associated with them. Based on its annual test in the fourth quarter of 2012, no goodwill impairment was indicated for any of the reporting units.

Factors which could result in future impairment charges include, among others, changes in worldwide economic conditions, changes in competitive conditions and customer preferences, and fluctuations in foreign currency exchange rates. These risk factors are discussed in Item 1A, “Risk Factors,” of this document. In addition, changes in the weighted average cost of capital could also impact impairment testing results. Given the current overall economic and other conditions in markets served by certain reporting units and asset groups within these reporting units (particularly Security

Systems Division), 3M will continue to monitor conditions to assess whether long term expectations have been significantly impacted such that future interim impairment tests would be required. As of December 31, 2012, 3M had approximately $600 million of goodwill and approximately $300 million of long-lived assets related to Security Systems. Long-lived assets with a definite life are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset (asset group) may not be recoverable. If future non-cash asset impairment charges are taken, 3M would expect that only a portion of the long-lived assets or goodwill would be impaired. 3M will continue to monitor its reporting units and asset groups in 2013 for any triggering events or other indicators of impairment.

Income Taxes:

The extent of 3M’s operations involves dealing with uncertainties and judgments in the application of complex tax regulations in a multitude of jurisdictions. The final taxes paid are dependent upon many factors, including negotiations with taxing authorities in various jurisdictions and resolution of disputes arising from federal, state, and international tax audits. The Company recognizes potential liabilities and records tax liabilities for anticipated tax audit issues in the United States and other tax jurisdictions based on its estimate of whether, and the extent to which, additional taxes will be due. The Company follows guidance provided by ASC 740, Income Taxes, regarding uncertainty in income taxes, to record these liabilities (refer to Note 7 for additional information). The Company adjusts these reserves in light of changing facts and circumstances; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the Company’s current estimate of the tax liabilities. If the Company’s estimate of tax liabilities proves to be less than the ultimate assessment, an additional charge to expense would result. If payment of these amounts ultimately proves to be less than the recorded amounts, the reversal of the liabilities would result in tax benefits being recognized in the period when the Company determines the liabilities are no longer necessary.

NEW ACCOUNTING PRONOUNCEMENTS

Information regarding new accounting pronouncements is included in Note 1 to the Consolidated Financial Statements.

FINANCIAL CONDITION AND LIQUIDITY

As indicated in the following table, at December 31, 2012, 3M had $5.693 billion of cash, cash equivalents, and marketable securities and $6.001 billion of debt. Debt included $4.916 billion of long-term debt, $986 million related to the current portion of long-term debt and short-term borrowings of $99 million. The current portion of long-term debt includes $850 million (principal amount) of medium-term notes due in August 2013. 3M repaid $500 million (principal amount) of medium term notes that matured in December 2012. As discussed in Note 9, in June 2012, 3M issued $650 million aggregate principal amount of five-year fixed rate notes due 2017 and $600 million aggregate principal amount of ten-year fixed rate notes due 2022. The strength of 3M’s capital structure and consistency of its cash flows provide 3M reliable access to capital markets. Additionally, the Company’s maturity profile is staggered to ensure refinancing needs in any given year are reasonable in proportion to the total portfolio. The Company has an AA- credit rating, with a stable outlook, from Standard & Poor’s and an Aa2 credit rating, with a stable outlook, from Moody’s Investors Service.

The Company generates significant ongoing operating cash flow, which has been used, in part, to pay dividends on 3M common stock, for acquisitions, and to fund share repurchase activities. As discussed in Note 2, in 2012 3M acquired Ceradyne, Inc. and other acquisitions for approximately $1 billion. In 2011, 3M acquired Winterthur Technologie AG and other acquisitions for approximately $700 million (including purchases of noncontrolling interest). 3M was able to complete these acquisitions while maintaining a strong net debt position, as shown in the table below.

At December 31
(Millions)	2012	2011

Total Debt	$6,001	$5,166
Less: Cash and cash equivalents and marketable securities	5,693	4,576
Net Debt	$308	$590

The Company defines net debt as total debt less cash, cash equivalents and current and long-term marketable securities. 3M considers net debt to be an important measure of liquidity and its ability to meet ongoing obligations. This measure is not defined under U.S. generally accepted accounting principles and may not be computed the same as similarly titled measures used by other companies.

Cash, cash equivalents and marketable securities at December 31, 2012 totaled approximately $5.7 billion, helped by cash flows from operating activities of $5.3 billion. The Company has sufficient liquidity to meet currently anticipated growth plans, including capital expenditures, working capital investments and acquisitions. At December 31, 2012 and 2011, cash, cash equivalents and marketable securities held internationally totaled $3.7 billion and $2.7 billion, respectively, and in the United States totaled $2.0 billion and $1.9 billion, respectively. Cash available in the United States has historically been sufficient to fund dividend payments to shareholders and share repurchases, in addition to funding U.S. acquisitions, U.S. capital spending, U.S. pension/other postemployment benefit contributions, and other items as needed. For those international earnings planned to be reinvested indefinitely, the Company currently has no intention to repatriate these funds. If these international funds are needed for operations in the U.S., 3M would be required to accrue and pay U.S. taxes to repatriate these funds. However, for the international funds considered to be reinvested indefinitely, 3M’s current plans do not indicate a need to repatriate these funds for U.S. operations. Refer to Note 7 for additional information on unremitted earnings attributable to international companies that have been considered to be reinvested indefinitely.

The Company’s financial condition and liquidity are strong. Various assets and liabilities, including cash and short-term debt, can fluctuate significantly from month to month depending on short-term liquidity needs. Working capital (defined as current assets minus current liabilities) totaled $7.430 billion at December 31, 2012, compared with $6.799 billion at December 31, 2011, an increase of $631 million. Working capital increases in cash, cash equivalents, current marketable securities, inventories and accounts receivable were partially offset by increases in all major current liability accounts, especially short-term borrowings and current portion of long-term debt.

Primary short-term liquidity needs are met through cash on hand, U.S. commercial paper and euro commercial paper issuances. The Company maintains a commercial paper program that allows 3M to have a maximum of $3 billion outstanding with a maximum maturity of 397 days from date of issuance. As of December 31, 2012 and 2011, 3M had no outstanding commercial paper. The Company believes it is unlikely that its access to the commercial paper market will be restricted.

The Company has an AA- credit rating, with a stable outlook, from Standard & Poor’s and an Aa2 credit rating, with a stable outlook, from Moody’s Investors Service. In September 2012, 3M entered into a $1.5 billion, five-year multi-currency revolving credit agreement, which amended the existing agreement that was entered into in August 2011. This amended agreement extended the expiration date from August 2016 to September 2017. This credit agreement includes a provision under which 3M may request an increase of up to $500 million, bringing the total facility up to $2 billion (at the lenders’ discretion). This facility was undrawn at December 31, 2012. In August 2012, 3M entered into a $150 million, one-year committed letter of credit facility with HSBC Bank USA, which replaced the one-year $200 million committed credit facility that was entered into in August 2011. As of December 31, 2012, 3M letters of credit issued under this $150 million committed facility totaled $121 million. In December 2012, 3M entered into a three-year 66 million British Pound (approximately $106 million) committed credit agreement with JP Morgan Chase Bank, which is fully drawn as of December 31, 2012. Apart from the committed facilities, an additional $100 million in stand-alone letters of credit are also issued and outstanding at December 31, 2012. The Company also utilized $37 million in international lines of credit and $6 million in U.S. lines of credit with other banking partners as of December 31, 2012. These letters of credit are utilized in connection with normal business activities. Under both the $1.5 billion and $150 million credit agreements, the Company is required to maintain its EBITDA to Interest Ratio as of the end of each fiscal quarter at not less than 3.0 to 1. This is calculated (as defined in the agreement) as the ratio of consolidated total EBITDA for the four consecutive quarters then ended to total interest expense on all funded debt for the same period. At December 31, 2012, this ratio was approximately 45 to 1. Debt covenants do not restrict the payment of dividends.

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

3M’s cash and cash equivalents balance at December 31, 2012 totaled $2.883 billion, with an additional $2.810 billion in current and long-term marketable securities. 3M’s strong balance sheet and liquidity provide the Company with significant flexibility to take advantage of numerous opportunities going forward. The Company will continue to invest in its operations to drive growth, including continual review of acquisition opportunities. 3M paid dividends of $1.635 billion in 2012, and has a long history of dividend increases. In February 2013, 3M’s Board of Directors increased the quarterly dividend on 3M common stock by 7.6 percent to 63.5 cents per share, equivalent to an annual dividend of $2.54 per share. In February 2013, 3M’s Board of Directors also authorized the repurchase of up to $7.5 billion of 3M’s outstanding common stock, replacing the Company’s existing repurchase program. This authorization has no pre-established end date.

In 2013, the Company plans to contribute an amount in the range of $400 million to $600 million of cash to its U.S. and international pension and postretirement plans. The Company does not have a required minimum cash pension contribution obligation for its U.S. plans in 2013. Therefore, the amount of the anticipated discretionary contribution could vary significantly depending on the U.S. qualified plans’ funded status as of the 2013 measurement date and the anticipated tax deductibility of the contribution. Future contributions will also depend on market conditions, interest rates and other factors. 3M believes its strong cash flow and balance sheet will allow it to fund future pension needs without compromising growth opportunities.

The Company uses various working capital measures that place emphasis and focus on certain working capital assets and liabilities. These measures are not defined under U.S. generally accepted accounting principles and may not be computed the same as similarly titled measures used by other companies. One of the primary working capital measures 3M uses is a combined index, which includes accounts receivable, inventories and accounts payable. This combined index (defined as quarterly net sales — fourth quarter at year-end — multiplied by four, divided by ending net accounts receivable plus inventories less accounts payable) was 4.8 at December 31, 2012, a decline from 5.0 at December 31, 2011. Receivables increased $194 million, or 5.0 percent, compared with December 31, 2011, driven by a year-on-year increase in fourth quarter sales. Acquisitions increased accounts receivable by $84 million and currency translation decreased accounts receivable by $23 million. Inventories increased $421 million, or 12.3 percent, compared with December 31, 2011, with the increases partially attributable to an increase in demand in the fourth-quarter of 2012 when compared to the fourth quarter of 2011. Acquisitions increased inventories by $125 million, while currency translation increased inventories by $46 million. Accounts payable increased $119 million compared with December 31, 2011. Acquisitions increased the accounts payable balance by $26 million, while currency translation increased accounts payable by $13 million.

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

Cash Flows from Operating Activities:

Years Ended December 31
(Millions)	2012	2011	2010

Net income including noncontrolling interest	$4,511	$4,357	$4,163
Depreciation and amortization	1,288	1,236	1,120
Company pension contributions	(1,079)	(517)	(556)
Company postretirement contributions	(67)	(65)	(62)
Company pension expense	534	449	271
Company postretirement expense	116	106	51
Stock-based compensation expense	223	253	274
Income taxes (deferred and accrued income taxes)	123	132	85
Excess tax benefits from stock-based compensation	(62)	(53)	(53)
Accounts receivable	(133)	(205)	(189)
Inventories	(251)	(196)	(404)
Accounts payable	72	(83)	146
Product and other insurance receivables and claims	(32)	9	49
Other — net	57	(139)	279
Net cash provided by operating activities	$5,300	$5,284	$5,174

Cash flows from operating activities can fluctuate significantly from period to period, as pension funding decisions, tax timing differences and other items can significantly impact cash flows.

In 2012, cash flows provided by operating activities increased $16 million compared to 2011. The main positive contribution to operating cash flows related to year-on-year increases in net income including noncontrolling interest. 3M was able to achieve this growth in operating cash flow despite contributing an additional $564 million in its pension and postretirement plans when compared to 2011. The combination of accounts receivable, inventories and accounts payable increased $312 million in 2012, compared to increases of $484 million in 2011. Additional discussion on working capital changes is provided earlier in the “Financial Condition and Liquidity” section.

In 2011, cash flows provided by operating activities increased $110 million compared to 2010. The main positive contribution to operating cash flows related to year-on-year increases in net income including noncontrolling interest. Two primary items reduced operating cash flows. First, 3M invested in working capital in support of its growth. The combination of accounts receivable, inventories and account payable increased $484 million in 2011, compared to increases of $447 million in 2010, with higher fourth-quarter 2011 sales compared to fourth-quarter 2010 sales contributing to this increase. Second, “Other-net” decreased cash flows by $139 million in 2011 compared to an increase of $279 million in 2010. The category, “Other-net,” in the preceding table reflects changes in other asset and liability accounts, such as a decrease in accrued payroll amounts in 2011 related to certain annual incentives, which reduced liabilities.

Free Cash Flow (non-GAAP measure):

In addition, to net cash provided by operating activities, 3M uses free cash flow as a useful measure of performance and as an indication of the strength of the Company and its ability to generate cash. 3M defines free cash flow as net cash provided by operating activities less purchases of property, plant and equipment (which is classified as an investing activity). Free cash flow is not defined under U.S. generally accepted accounting principles (GAAP). Therefore, it should not be considered a substitute for income or cash flow data prepared in accordance with U.S. GAAP and may not be comparable to similarly titled measures used by other companies. It should not be inferred that the entire free cash flow amount is available for discretionary expenditures. Below find a recap of free cash flow for 2012, 2011 and 2010.

Years ended December 31
(Millions)	2012	2011	2010

Net cash provided by operating activities	$5,300	$5,284	$5,174
Purchases of property, plant and equipment (PP&E)	(1,484)	(1,379)	(1,091)
Free Cash Flow	$3,816	$3,905	$4,083

Cash Flows from Investing Activities:

Years ended December 31
(Millions)	2012	2011	2010

Purchases of property, plant and equipment (PP&E)	$(1,484)	$(1,379)	$(1,091)
Proceeds from sale of PP&E and other assets	41	55	25
Acquisitions, net of cash acquired	(1,046)	(649)	(1,830)
Purchases and proceeds from sale or maturities of marketable securities and investments, net	(211)	(745)	273
Other investing activities	14	—	(3)
Net cash used in investing activities	$(2,686)	$(2,718)	$(2,626)

Investments in property, plant and equipment enable growth across many diverse markets, helping to meet product demand and increasing manufacturing efficiency. Capital spending was $1.484 billion in 2012, compared to $1.379 billion in 2011 and $1.091 billion in 2010. The Company expects 2013 capital spending to be approximately $1.6 to $1.8 billion, as 3M continues to invest in its businesses. In 2012, 3M expanded manufacturing capacity in key growth markets, particularly with respect to international and emerging market countries. This included investments in China, Turkey and Poland, in addition to investments in Singapore and the U.S. 3M also increased investments in IT systems and infrastructure and made strategic investments in research/development infrastructure and manufacturing sites to lay the foundation for future growth. In 2011, a large portion of the capital investment was used to address supply constraints in a number of businesses with significant growth potential, such as renewable energy, traffic signage in developing economies, and optically clear adhesives and glass bubbles. In addition, some of the following 2010 capital projects carried forward into 2011. In 2010, in the U.S., 3M invested in film manufacturing assets for optical systems and other non-optical businesses which use similar technology. Also, in 2010, 3M increased capacity at its multi-purpose manufacturing facility in Singapore and invested in optical film capacity in Korea. Lastly, in 2010, investments in the Industrial and Transportation business included solar energy in the U.S. and industrial adhesives and tapes in China.

Refer to Note 2 for information on acquisitions. The Company is actively considering additional acquisitions, investments and strategic alliances, and from time to time may also divest certain businesses.

Purchases of marketable securities and investments and proceeds from sale (or maturities) of marketable securities and investments are primarily attributable to asset-backed securities, agency securities, corporate medium-term note securities and other securities, which are classified as available-for-sale. Interest rate risk and credit risk related to the underlying collateral may impact the value of investments in asset-backed securities, while factors such as general conditions in the overall credit market and the nature of the underlying collateral may affect the liquidity of investments in asset-backed securities. The coupon interest rates for asset-backed securities are either fixed rate or floating. Floating rate coupons reset monthly or quarterly based upon the corresponding monthly or quarterly LIBOR rate. Each individual floating rate security has a coupon based upon the respective LIBOR rate +/- an amount reflective of the credit risk of the issuer and the underlying collateral on the original issue date. Terms of the reset are unique to individual securities. Fixed rate coupons are established at the time the security is issued and are based upon a spread to a related maturity treasury bond. The spread against the treasury bond is reflective of the credit risk of the issuer and the underlying collateral on the original issue date. 3M does not currently expect risk related to its holdings in asset-backed securities to materially impact its financial condition or liquidity. Refer to Note 8 for more details about 3M’s diversified marketable securities portfolio, which totaled $2.810 billion as of December 31, 2012. Additional purchases of investments include additional survivor benefit insurance and equity investments.

Cash Flows from Financing Activities:

Years Ended December 31
(Millions)	2012	2011	2010

Change in short-term debt — net	$(36)	$11	$(24)
Repayment of debt (maturities greater than 90 days)	(612)	(1,429)	(556)
Proceeds from debt (maturities greater than 90 days)	1,370	1,111	108
Total cash change in debt	$722	$(307)	$(472)
Purchases of treasury stock	(2,204)	(2,701)	(854)
Proceeds from issuances of treasury stock pursuant to stock option and benefit plans	1,012	902	666
Dividends paid to stockholders	(1,635)	(1,555)	(1,500)
Excess tax benefits from stock-based compensation	62	53	53
Other — net	(15)	(67)	(77)
Net cash used in financing activities	$(2,058)	$(3,675)	$(2,184)

Total debt at December 31, 2012 was $6.0 billion, compared to $5.2 billion at year-end 2011 and $5.5 billion at year-end 2010. Total debt was 25 percent of total capital (total capital is defined as debt plus equity) at year-end 2012, 2011 and 2010. In 2012, repayment of debt included $500 million (principal amount) of medium-term notes and repayment of debt acquired, primarily Ceradyne, Inc. Proceeds from debt in 2012 related to the June 2012 issuance of $650 million aggregate principal amount of five-year fixed rate medium-term notes due 2017 and $600 million aggregate principal amount of ten-year fixed rate medium-term notes due 2022, in addition to 66 million GBP (approximately $106 million) in UK borrowings (refer to Note 9 for further detail on these items). In 2011, major items in repayment of debt (maturities greater than 90 days) included redemption of $800 million (principal amount) of medium-term notes in November 2011, redemption of Convertible Notes, repayment of debt related to the 11.6 billion Japanese Yen note (installments paid in March and September 2011), repayment of the remainder of the Canadian Dollar loan, and repayment of a portion of debt that was acquired, primarily related to the Winterthur acquisition. In 2011, proceeds from debt (maturities greater than 90 days) primarily related to the issuance of a $1 billion medium term note and an amendment to a Canada loan agreement which increased the principal amount of the loan by 100.5 million Canadian Dollars. In 2010, major items in repayment of debt (maturities greater than 90 days) included repayment of $350 million in Dealer Remarketable Securities, which matured in December 2010, and repayment of a portion of debt related to the 5.8 billion Japanese Yen installment paid on September 30, 2010. In addition, approximately $105 million in acquired debt related to 2010 acquisitions was subsequently repaid. In 2010, proceeds from debt primarily include a 100.5 million Canadian Dollar loan.

Repurchases of common stock are made to support the Company’s stock-based employee compensation plans and for other corporate purposes. In February 2013, 3M’s Board of Directors authorized the repurchase of up to $7.5 billion of 3M’s outstanding common stock, replacing the Company’s existing repurchase program. This authorization has no pre-established end date. The Company purchased $2.204 billion in shares in 2012, $2.701 billion in shares in 2011, and $854 million in shares in 2010. For more information, refer to the table titled “Issuer Purchases of Equity Securities” in Part II, Item 5. The Company does not utilize derivative instruments linked to the Company’s stock.

Cash dividends paid to shareholders totaled $1.635 billion ($2.36 per share) in 2012, $1.555 billion ($2.20 per share) in 2011 and $1.500 billion ($2.10 per share) in 2010. 3M has paid dividends since 1916. In February 2013, the Board of Directors increased the quarterly dividend on 3M common stock by 7.6 percent to 63.5 cents per share, equivalent to an annual dividend of $2.54 per share. This marked the 55th consecutive year of dividend increases.

In addition to the items described below, other cash flows from financing activities may include various other items, such as distributions to or sales of noncontrolling interests, changes in cash overdraft balances, and principal payments for capital leases.

In 2011, as discussed in Note 5, subsequent to acquiring a controlling interest in Winterthur, 3M purchased additional outstanding shares of its Winterthur subsidiary for $57 million, increasing 3M’s ownership interest from approximately 86 percent to 100 percent as of December 31, 2011. These additional purchases are reflected as other financing activities in the statement of cash flows. In addition, during 2011, 3M sold a noncontrolling interest in a newly formed subsidiary for an immaterial amount, which was also classified as other financing activity in the consolidated statement of cash flows.

During the quarter ended March 31, 2010, as discussed in Note 5, the Company’s majority owned Sumitomo 3M Limited entity (Sumitomo 3M) purchased a portion of its shares held by its noncontrolling interest, Sumitomo Electric Industries, Ltd. (SEI), by paying cash of 5.8 billion Japanese Yen and entering into a note payable to SEI of 17.4 billion

Japanese Yen (approximately $63 million and $188 million, respectively, based on applicable exchange rates at that time). The cash paid of approximately $63 million during the quarter ended March 31, 2010 as a result of the purchase of Sumitomo 3M shares from SEI is classified as “Other financing activities” in the consolidated statement of cash flows. The remainder of the purchase financed by the note payable to SEI is considered non-cash financing activity in the first quarter of 2010. As discussed in Note 2, during the second quarter of 2010, 3M recorded a financed liability of 1.7 billion Japanese yen (approximately $18 million based on applicable exchange rates at that time) related to the A-One acquisition, which is also considered a non-cash financing activity.

Off-Balance Sheet Arrangements and Contractual Obligations:

As of December 31, 2012, the Company has not utilized special purpose entities to facilitate off-balance sheet financing arrangements. Refer to the section entitled “Warranties/Guarantees” in Note 13 for discussion of accrued product warranty liabilities and guarantees.

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

A summary of the Company’s significant contractual obligations as of December 31, 2012, follows:

Contractual Obligations

		Payments due by year
							After
(Millions)	Total	2013	2014	2015	2016	2017	2017
Long-term debt, including current portion (Note 9)	$5,902	$986	$1,481	$107	$994	$648	$1,686
Interest on long-term debt	1,721	189	152	97	96	79	1,108
Operating leases (Note 13)	735	194	158	119	77	68	119
Capital leases (Note 13)	96	22	21	8	7	4	34
Unconditional purchase obligations and other	1,489	1,060	209	111	48	33	28
Total contractual cash obligations	$9,943	$2,451	$2,021	$442	$1,222	$832	$2,975

Long-term debt payments due in 2013 and 2014 include floating rate notes totaling $132 million (classified as current portion of long-term debt) and $97 million, respectively, as a result of put provisions associated with these debt instruments.

Unconditional purchase obligations are defined as an agreement to purchase goods or services that is enforceable and legally binding on the Company. Included in the unconditional purchase obligations category above are certain obligations related to take or pay contracts, capital commitments, service agreements and utilities. These estimates include both unconditional purchase obligations with terms in excess of one year and normal ongoing purchase obligations with terms of less than one year. Many of these commitments relate to take or pay contracts, in which 3M guarantees payment to ensure availability of products or services that are sold to customers. The Company expects to receive consideration (products or services) for these unconditional purchase obligations. Contractual capital commitments are included in the preceding table, but these commitments represent a small part of the Company’s expected capital spending in 2013 and beyond. The purchase obligation amounts do not represent the entire anticipated purchases in the future, but represent only those items for which the Company is contractually obligated. The majority of 3M’s products and services are purchased as needed, with no unconditional commitment. For this reason, these amounts will not provide a reliable indicator of the Company’s expected future cash outflows on a stand-alone basis.

Other obligations, included in the preceding table within the caption entitled “Unconditional purchase obligations and other,” include the current portion of the liability for uncertain tax positions under ASC 740, which is expected to be paid out in cash in the next 12 months. The Company is not able to reasonably estimate the timing of the long-term payments or the amount by which the liability will increase or decrease over time; therefore, the long-term portion of the net tax liability of $170 million is excluded from the preceding table. Refer to Note 7 for further details.

As discussed in Note 10, the Company does not have a required minimum cash pension contribution obligation for its U.S. plans in 2013 and Company contributions to its U.S. and international pension plans are expected to be largely discretionary in future years; therefore, amounts related to these plans are not included in the preceding table.

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

Refer to Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”, for further discussion of foreign exchange rates risk, interest rates risk, commodity prices risk and value at risk analysis.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

In the context of Item 7A, 3M is exposed to market risk due to the risk of loss arising from adverse changes in foreign currency exchange rates, interest rates and commodity prices. Changes in those factors could cause fluctuations in earnings and cash flows. Senior management provides oversight for risk management and derivative activities, determines certain of the Company’s financial risk policies and objectives, and provides guidelines for derivative instrument utilization. Senior management also establishes certain associated procedures relative to control and valuation, risk analysis, counterparty credit approval, and ongoing monitoring and reporting.

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

Foreign Exchange Rates Risk:

Foreign currency exchange rates and fluctuations in those rates may affect the Company’s net investment in foreign subsidiaries and may cause fluctuations in cash flows related to foreign denominated transactions. 3M is also exposed to the translation of foreign currency earnings to the U.S. dollar. The Company enters into foreign exchange forward and option contracts to hedge against the effect of exchange rate fluctuations on cash flows denominated in foreign currencies and certain intercompany financing transactions. These transactions are designated as cash flow hedges. Generally, 3M dedesignates these cash flow hedge relationships in advance of the occurrence of the forecasted transaction. The maximum length of time over which 3M hedges its exposure to the variability in future cash flows for a majority of the forecasted transactions is 12 months and, accordingly, at December 31, 2012, the majority of the Company’s open foreign exchange forward and option contracts had maturities of one year or less. In addition, 3M enters into foreign currency forward contracts that are not designated in hedging relationships to offset, in part, the impacts of certain intercompany activities (primarily associated with intercompany licensing arrangements). As circumstances warrant, the Company also uses cross currency swaps, forwards and foreign currency denominated debt as hedging instruments to hedge portions of the Company’s net investments in foreign operations. The dollar equivalent gross notional amount of the Company’s foreign exchange forward and option contracts designated as cash flow hedges and those not designated as hedging instruments were $5.8 billion and $1.0 billion, respectively, at December 31, 2012. As of December 31, 2012, the Company had no cross currency swap and foreign currency forward contracts designated as net investment hedges, but had designated certain of 3M’s foreign currency denominated debt as nonderivative hedging instruments in certain net investment hedges as discussed in Note 11 in the “Net Investment Hedges” section.

Interest Rates Risk:

The Company may be impacted by interest rate volatility with respect to existing debt and future debt issuances. 3M manages interest expense using a mix of fixed and floating rate debt. To help manage borrowing costs, the Company may enter into interest rate swaps that are designated and qualify as fair value hedges. Under these arrangements, the Company agrees to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated by reference to an agreed-upon notional principal amount. The dollar equivalent (based on inception date foreign currency exchange rates) gross notional amount of the Company’s interest rate swaps at December 31, 2012 was $342 million. Additional details about 3M’s long-term debt can be found in Note 9, including references to information regarding derivatives and/or hedging instruments associated with the Company’s long-term debt.

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

The dollar equivalent gross notional amount of the Company’s natural gas commodity price swaps designated as cash flow hedges and precious metal commodity price swaps not designated in hedge relationships were $18 million and $1 million, respectively, at December 31, 2012.

Value At Risk:

The value at risk analysis is performed annually. A Monte Carlo simulation technique was used to test the Company’s exposure to changes in currency rates, interest rates, and commodity prices and assess the risk of loss or benefit in after-tax earnings of financial instruments (primarily debt), derivatives and underlying exposures outstanding at December 31, 2012. The model (third-party bank dataset) used a 95 percent confidence level over a 12-month time horizon. The exposure to changes in currency rates model used 18 currencies, interest rates related to four currencies, and commodity prices related to five commodities. This model does not purport to represent what actually will be experienced by the Company. This model does not include certain hedge transactions, because the Company believes their inclusion would not materially impact the results. Foreign exchange rate risk of loss or benefit decreased in 2012, primarily due to decreases in exposures, which is one of the key drivers in the valuation model. Interest rate volatility remained stable in 2012 because interest rates are currently very low and are projected to remain low, based on forward rates. The following table summarizes the possible adverse and positive impacts to after-tax earnings related to these exposures.

	Adverse impact on after-tax earnings		Positive impact on after-tax earnings
(Millions)	2012	2011	2012	2011
Foreign exchange rates	$(97)	$(131)	$105	$146
Interest rates	(2)	(2)	1	2
Commodity prices	(9)	(10)	7	7

In addition to the possible adverse and positive impacts discussed in the preceding table related to foreign exchange rates, recent historical information is as follows. 3M estimates that year-on-year currency effects, including hedging impacts, had the following effects on net income attributable to 3M: full-year 2012 ($103 million decrease) and full-year 2011 ($154 million increase). This estimate includes the effect of translating profits from local currencies into U.S. dollars; the impact of currency fluctuations on the transfer of goods between 3M operations in the United States and abroad; and transaction gains and losses, including derivative instruments designed to reduce foreign currency exchange rate risks and the negative impact of swapping Venezuelan bolivars into U.S. dollars. 3M estimates that year-on-year derivative and other transaction gains and losses had the following effects on net income attributable to 3M: full-year 2012 ($49 million increase) and full-year 2011 (immaterial impact).

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

3M Company

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining an adequate system of internal control over financial reporting. Management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on the assessment, management concluded that, as of December 31, 2012, the Company’s internal control over financial reporting is effective.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 excluded Ceradyne, Inc., which was acquired by the Company in November 2012 in a purchase business combination. Ceradyne, Inc. is a wholly-owned subsidiary of the Company whose total assets and total net sales represented less than 5% of consolidated total assets and less than 1% of consolidated net sales, respectively, of the Company as of and for the year ended December 31, 2012. As permitted by guidelines established by the Securities and Exchange Commission, companies are allowed to exclude certain acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired company.

The Company’s internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012.

3M Company

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of 3M Company

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of 3M Company and its subsidiaries (the “Company”) at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded Ceradyne, Inc. from its assessment of internal control over financial reporting as of December 31, 2012, because it was acquired by the Company in a purchase business combination during 2012.  We have also excluded Ceradyne, Inc. from our audit of internal control over financial reporting.  Ceradyne, Inc. is a wholly-owned subsidiary of the Company whose total assets and total net sales represent less than 5% and 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2012.

/s/ PricewaterhouseCoopers LLP

Minneapolis, Minnesota

February 14, 2013

Consolidated Statement of Income

3M Company and Subsidiaries

Years ended December 31

(Millions, except per share amounts)	2012	2011	2010
Net sales	$29,904	$29,611	$26,662
Operating expenses
Cost of sales	15,685	15,693	13,831
Selling, general and administrative expenses	6,102	6,170	5,479
Research, development and related expenses	1,634	1,570	1,434
Total operating expenses	23,421	23,433	20,744
Operating income	6,483	6,178	5,918

Interest expense and income
Interest expense	171	186	201
Interest income	(39)	(39)	(38)
Total interest expense — net	132	147	163

Income before income taxes	6,351	6,031	5,755
Provision for income taxes	1,840	1,674	1,592
Net income including noncontrolling interest	$4,511	$4,357	$4,163

Less: Net income attributable to noncontrolling interest	67	74	78

Net income attributable to 3M	$4,444	$4,283	$4,085

Weighted average 3M common shares outstanding — basic	693.9	708.5	713.7
Earnings per share attributable to 3M common shareholders — basic	$6.40	$6.05	$5.72

Weighted average 3M common shares outstanding — diluted	703.3	719.0	725.5
Earnings per share attributable to 3M common shareholders — diluted	$6.32	$5.96	$5.63

Cash dividends paid per 3M common share	$2.36	$2.20	$2.10

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

Consolidated Statement of Comprehensive Income

3M Company and Subsidiaries

Years ended December 31

(Millions)	2012	2011	2010
Net income including noncontrolling interest	$4,511	$4,357	$4,163
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	71	(250)	244
Defined benefit pension and postretirement plans adjustment	201	(1,280)	(42)
Debt and equity securities, unrealized gain (loss)	4	—	3
Cash flow hedging instruments, unrealized gain (loss)	(45)	54	4
Total other comprehensive income (loss), net of tax	231	(1,476)	209
Comprehensive income (loss) including noncontrolling interest	4,742	2,881	4,372
Comprehensive (income) loss attributable to noncontrolling interest	(23)	(80)	(115)
Comprehensive income (loss) attributable to 3M	$4,719	$2,801	$4,257

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

Consolidated Balance Sheet

3M Company and Subsidiaries

At December 31

(Dollars in millions, except per share amount)	2012	2011
Assets
Current assets
Cash and cash equivalents	$2,883	$2,219
Marketable securities — current	1,648	1,461
Accounts receivable — net of allowances of $105 and $108	4,061	3,867
Inventories
Finished goods	1,754	1,536
Work in process	1,186	1,061
Raw materials and supplies	897	819
Total inventories	3,837	3,416
Other current assets	1,201	1,277
Total current assets	13,630	12,240
Marketable securities — non-current	1,162	896
Investments	163	155
Property, plant and equipment	22,525	21,166
Less: Accumulated depreciation	(14,147)	(13,500)
Property, plant and equipment — net	8,378	7,666
Goodwill	7,385	7,047
Intangible assets — net	1,925	1,916
Prepaid pension benefits	16	40
Other assets	1,217	1,656
Total assets	$33,876	$31,616

Liabilities
Current liabilities
Short-term borrowings and current portion of long-term debt	$1,085	$682
Accounts payable	1,762	1,643
Accrued payroll	701	676
Accrued income taxes	371	355
Other current liabilities	2,281	2,085
Total current liabilities	6,200	5,441

Long-term debt	4,916	4,484
Pension and postretirement benefits	3,086	3,972
Other liabilities	1,634	1,857
Total liabilities	$15,836	$15,754

Commitments and contingencies (Note 13)

Equity
3M Company shareholders’ equity:
Common stock, par value $.01 per share	$9	$9
Shares outstanding - 2012: 687,091,650
Shares outstanding - 2011: 694,970,041
Additional paid-in capital	4,044	3,767
Retained earnings	30,679	28,348
Treasury stock	(12,407)	(11,679)
Accumulated other comprehensive income (loss)	(4,750)	(5,025)
Total 3M Company shareholders’ equity	17,575	15,420
Noncontrolling interest	465	442
Total equity	$18,040	$15,862

Total liabilities and equity	$33,876	$31,616

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

Consolidated Statement of Changes in Equity

3M Company and Subsidiaries

Years Ended December 31

		3M Company Shareholders
(Dollars in millions, except per share amounts)	Total	Common Stock and Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest
Balance at December 31, 2009	$13,302	$3,162	$23,753	$(10,397)	$(3,754)	$538

Net income	4,163		4,085			78
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	244				205	39
Defined benefit pension and post-retirement plans adjustment	(42)				(40)	(2)
Debt and equity securities - unrealized gain (loss)	3				3	—
Cash flow hedging instruments - unrealized gain (loss)	4				4	—
Total other comprehensive income (loss), net of tax	209
Dividends paid ($2.10 per share)	(1,500)		(1,500)
Purchase of subsidiary shares and transfers from noncontrolling interest	(256)	4			39	(299)
Stock-based compensation, net of tax impacts	311	311
Reacquired stock	(880)			(880)
Issuances pursuant to stock option and benefit plans	668		(343)	1,011
Balance at December 31, 2010	$16,017	$3,477	$25,995	$(10,266)	$(3,543)	$354
Net income	4,357		4,283			74
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	(250)				(260)	10
Defined benefit pension and post-retirement plans adjustment	(1,280)				(1,276)	(4)
Debt and equity securities - unrealized gain (loss)	—				—	—
Cash flow hedging instruments - unrealized gain (loss)	54				54	—
Total other comprehensive income (loss), net of tax	(1,476)
Dividends paid ($2.20 per share)	(1,555)		(1,555)
Business combination allocation to noncontrolling interest	56					56
Purchase and sale of subsidiary shares - net	(49)	(1)				(48)
Stock-based compensation, net of tax impacts	300	300
Reacquired stock	(2,694)			(2,694)
Issuances pursuant to stock option and benefit plans	906		(375)	1,281
Balance at December 31, 2011	$15,862	$3,776	$28,348	$(11,679)	$(5,025)	$442

Consolidated Statement of Changes in Equity (continued)

		3M Company Shareholders
(Dollars in millions, except per share amounts)	Total	Common Stock and Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest
Balance at December 31, 2011	$15,862	$3,776	$28,348	$(11,679)	$(5,025)	$442

Net income	4,511		4,444			67
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	71				116	(45)
Defined benefit pension and post-retirement plans adjustment	201				200	1
Debt and equity securities - unrealized gain (loss)	4				4	—
Cash flow hedging instruments - unrealized gain/(loss)	(45)				(45)	—
Total other comprehensive income (loss), net of tax	231
Dividends paid ($2.36 per share)	(1,635)		(1,635)
Stock-based compensation, net of tax impacts	277	277
Reacquired stock	(2,220)			(2,220)
Issuances pursuant to stock option and benefit plans	1,014		(478)	1,492
Balance at December 31, 2012	$18,040	$4,053	$30,679	$(12,407)	$(4,750)	$465

Supplemental share information	2012	2011	2010
Treasury stock
Beginning balance	249,063,015	232,055,448	233,433,937
Reacquired stock	25,054,207	31,331,469	10,572,666
Issuances pursuant to stock options and benefit plans	(17,175,816)	(14,323,902)	(11,951,155)
Ending balance	256,941,406	249,063,015	232,055,448

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

Consolidated Statement of Cash Flows

3M Company and Subsidiaries

Years ended December 31

(Millions)	2012	2011	2010
Cash Flows from Operating Activities
Net income including noncontrolling interest	$4,511	$4,357	$4,163
Adjustments to reconcile net income including noncontrolling interest to net cash provided by operating activities
Depreciation and amortization	1,288	1,236	1,120
Company pension and postretirement contributions	(1,146)	(582)	(618)
Company pension and postretirement expense	650	555	322
Stock-based compensation expense	223	253	274
Deferred income taxes	33	177	(170)
Excess tax benefits from stock-based compensation	(62)	(53)	(53)
Changes in assets and liabilities
Accounts receivable	(133)	(205)	(189)
Inventories	(251)	(196)	(404)
Accounts payable	72	(83)	146
Accrued income taxes (current and long-term)	90	(45)	255
Product and other insurance receivables and claims	(32)	9	49
Other — net	57	(139)	279
Net cash provided by operating activities	5,300	5,284	5,174

Cash Flows from Investing Activities
Purchases of property, plant and equipment (PP&E)	(1,484)	(1,379)	(1,091)
Proceeds from sale of PP&E and other assets	41	55	25
Acquisitions, net of cash acquired	(1,046)	(649)	(1,830)
Purchases of marketable securities and investments	(5,492)	(4,162)	(3,287)
Proceeds from sale of marketable securities and investments	3,151	1,679	1,995
Proceeds from maturities of marketable securities	2,130	1,738	1,565
Other investing	14	—	(3)
Net cash used in investing activities	(2,686)	(2,718)	(2,626)

Cash Flows from Financing Activities
Change in short-term debt — net	(36)	11	(24)
Repayment of debt (maturities greater than 90 days)	(612)	(1,429)	(556)
Proceeds from debt (maturities greater than 90 days)	1,370	1,111	108
Purchases of treasury stock	(2,204)	(2,701)	(854)
Proceeds from issuance of treasury stock pursuant to stock option and benefit plans	1,012	902	666
Dividends paid to shareholders	(1,635)	(1,555)	(1,500)
Excess tax benefits from stock-based compensation	62	53	53
Other — net	(15)	(67)	(77)
Net cash used in financing activities	(2,058)	(3,675)	(2,184)

Effect of exchange rate changes on cash and cash equivalents	108	(49)	(27)

Net increase (decrease) in cash and cash equivalents	664	(1,158)	337
Cash and cash equivalents at beginning of year	2,219	3,377	3,040
Cash and cash equivalents at end of year	$2,883	$2,219	$3,377

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

Although local currencies are typically considered as the functional currencies outside the United States, under Accounting Standards Codification (ASC) 830, Foreign Currency Matters, the reporting currency of a foreign entity’s parent is assumed to be that entity’s functional currency when the economic environment of a foreign entity is highly inflationary—generally when its cumulative inflation is approximately 100 percent or more for the three years that precede the beginning of a reporting period. 3M has a subsidiary in Venezuela with operating income representing less than 1.0 percent of 3M’s consolidated operating income for 2012. 3M determined that the cumulative inflation rate of Venezuela in November 2009 and since has exceeded 100 percent. Accordingly, the financial statements of the Venezuelan subsidiary were remeasured as if its functional currency were that of its parent beginning January 1, 2010.

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

Investments: Investments primarily include equity method, cost method, and available-for-sale equity investments. Available-for-sale investments are recorded at fair value. Unrealized gains and losses relating to investments classified as available-for-sale are recorded as a component of accumulated other comprehensive income (loss) in shareholders’ equity.

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

Conditional asset retirement obligations: A liability is initially recorded at fair value for an asset retirement obligation associated with the retirement of tangible long-lived assets in the period in which it is incurred if a reasonable estimate of fair value can be made. Conditional asset retirement obligations exist for certain long-term assets of the Company. The obligation is initially measured at fair value using expected present value techniques. Over time the liabilities are accreted for the change in their present value and the initial capitalized costs are depreciated over the remaining useful lives of the related assets. The asset retirement obligation liability was $86 million and $79 million at December 31, 2012 and 2011, respectively.

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

Intangible assets: Intangible assets include patents, tradenames and other intangible assets acquired from an independent party. Intangible assets with an indefinite life, namely certain tradenames, are not amortized. Intangible assets with a definite life are amortized over a period ranging from one to 20 years generally on a straight line basis, unless another systematic and rational basis is more representative of the asset’s use. Indefinite-lived intangible assets are tested for impairment annually, and are tested for impairment between annual tests if an event occurs or circumstances change that would indicate that the carrying amount may be impaired. Intangible assets with a definite life are tested for impairment whenever events or circumstances indicate that the carrying amount of an asset (asset group)

may not be recoverable. An impairment loss is recognized when the carrying amount of an asset exceeds the estimated undiscounted cash flows used in determining the fair value of the asset. The amount of the impairment loss recorded is calculated by the excess of the asset’s carrying value over its fair value. Fair value is generally determined using a discounted cash flow analysis. Costs related to internally developed intangible assets, such as patents, are expensed as incurred, primarily in “Research, development and related expenses.”

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

For non-software multiple-element arrangements, in connection with 3M’s adoption on a prospective basis of Accounting Standards Updated (ASU) No. 2009-13, Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force, to new or materially modified arrangements beginning in 2011, the Company recognizes revenue for delivered elements when they have stand-alone value to the customer, they have been accepted by the customer, and for which there are only customary refund or return rights. Arrangement consideration is allocated to the deliverables by use of the relative selling price method. The selling price used for each deliverable is based on vendor-specific objective evidence (VSOE) if available, third-party evidence (TPE) if VSOE is not available, or estimated selling price if neither VSOE nor TPE is available. Estimated selling price is determined in a manner consistent with that used to establish the price to sell the deliverable on a standalone basis. For applicable pre-existing arrangements, 3M recognizes revenue for delivered elements when the fair values of the undelivered items are known and allocation of consideration to the delivered items is most often based on the residual method. In addition to the preceding conditions under ASU No. 2009-13 and for applicable pre-existing arrangements, equipment revenue is not recorded until the installation has been completed if equipment acceptance is dependent upon installation or if installation is essential to the functionality of the equipment. Installation revenues are not recorded until installation has been completed.

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

Advertising and merchandising: These costs are charged to operations in the period incurred, and totaled $482 million in 2012, $518 million in 2011 and $512 million in 2010.

Research, development and related expenses: These costs are charged to operations in the period incurred and are shown on a separate line of the Consolidated Statement of Income. Research, development and related expenses totaled $1.634 billion in 2012, $1.570 billion in 2011 and $1.434 billion in 2010. Research and development expenses, covering basic scientific research and the application of scientific advances in the development of new and improved products and their uses, totaled $1.079 billion in 2012, $1.036 billion in 2011 and $919 million in 2010. Related expenses primarily include technical support provided by 3M to customers who are using existing 3M products; internally developed patent costs, which include costs and fees incurred to prepare, file, secure and maintain patents; and amortization of acquired patents.

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

Income taxes: The provision for income taxes is determined using the asset and liability approach. Under this approach, deferred income taxes represent the expected future tax consequences of temporary differences between the carrying amounts and tax basis of assets and liabilities. The Company records a valuation allowance to reduce its deferred tax assets when uncertainty regarding their realizability exists. As of December 31, 2012 and 2011, the Company recorded $29 million and $82 million, respectively, of valuation allowances. The Company recognizes and measures its uncertain tax positions based on the rules under ASC 740, Income Taxes.

Earnings per share: The difference in the weighted average 3M shares outstanding for calculating basic and diluted earnings per share attributable to 3M common shareholders is the result of the dilution associated with the Company’s stock-based compensation plans. Certain options outstanding under these stock-based compensation plans during the years 2012, 2011 and 2010 were not included in the computation of diluted earnings per share attributable to 3M common shareholders because they would not have had a dilutive effect (12.6 million average options for 2012, 17.4 million average options for 2011, and 26.3 million average options for 2010). The computations for basic and diluted earnings per share for the years ended December 31 follow:

Earnings Per Share Computations

(Amounts in millions, except per share amounts)	2012	2011	2010
Numerator:
Net income attributable to 3M	$4,444	$4,283	$4,085

Denominator:
Denominator for weighted average 3M common shares outstanding — basic	693.9	708.5	713.7

Dilution associated with the Company’s stock-based compensation plans	9.4	10.5	11.8

Denominator for weighted average 3M common shares outstanding — diluted	703.3	719.0	725.5

Earnings per share attributable to 3M common shareholders — basic	$6.40	$6.05	$5.72
Earnings per share attributable to 3M common shareholders — diluted	$6.32	$5.96	$5.63

Stock-based compensation: The Company recognizes compensation expense for its stock-based compensation programs, which include stock options, restricted stock, restricted stock units, performance shares, and the General Employees’ Stock Purchase Plan (GESPP). Under applicable accounting standards, the fair value of share-based compensation is determined at the grant date and the recognition of the related expense is recorded over the period in which the share-based compensation vests. Refer to Note 14 for additional information.

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

New Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2009-13, Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force, that provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. As a result of these amendments, multiple-deliverable revenue arrangements are separated in more circumstances than under pre-existing U.S. GAAP. The ASU does this by establishing a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable is based on vendor-specific objective evidence (VSOE) if available, third-party evidence (TPE) if VSOE is not available, or estimated selling price if neither VSOE nor TPE is available. A vendor is required to determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. This ASU also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the overall arrangement proportionally to each deliverable based on its relative selling price. The ASU does not apply to arrangements for which industry specific allocation and measurement guidance exists, such as long-term construction contracts and software transactions. For 3M, ASU No. 2009-13 was effective beginning January 1, 2011. 3M elected to adopt the provisions of this standard prospectively to new or materially modified arrangements beginning on the effective date. The adoption of this standard did not have a material impact on 3M’s consolidated results of operations or financial condition.

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

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, and in December 2011 issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. These standards require entities to present items of net income and other comprehensive income either in a single continuous statement, or in separate, but consecutive, statements of net income and other comprehensive income. The new requirements do not change which components of comprehensive income are recognized in net income or other comprehensive income, or when an item of other comprehensive income must be reclassified to net income. Also, the earnings-per share computation does not change. However, the option under previous standards to report other comprehensive income and its components in the statement of changes in equity was eliminated. For 3M, these standards were effective retrospectively beginning January 1, 2012, with early adoption permitted. 3M adopted these standards in the fourth quarter of 2011. Since these standards impact presentation and disclosure requirements only, their adoption did not have a material impact on 3M’s consolidated results of operations or financial condition.

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

In December 2011, the FASB issued ASU No. 2011-11, Disclosures About Offsetting Assets and Liabilities, and in January 2013 issued ASU No. 2013-01, Clarifying the Scope of Disclosures About Offsetting Assets and Liabilities. These standards create new disclosure requirements regarding the nature of an entity’s rights of setoff and related arrangements associated with its derivative instruments, repurchase agreements, and securities lending transactions. Certain disclosures of the amounts of certain instruments subject to enforceable master netting arrangements would be required, irrespective of whether the entity has elected to offset those instruments in the statement of financial position. For 3M, these ASUs are effective January 1, 2013 with retrospective application required. Since these standards impact disclosure requirements only, their adoption will not have a material impact on 3M’s consolidated results of operations or financial condition.

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

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. Under this standard, entities will be required to disclose additional information with respect to changes in accumulated other comprehensive income (AOCI) balances by component and significant items reclassified out of AOCI. Expanded disclosures for presentation of changes in AOCI involve disaggregating the total change of each component of other comprehensive income (for example, unrealized gains or losses on available for sale marketable securities) as well as presenting separately for each such component the portion of the change in AOCI related to (1) amounts reclassified into income and (2) current-period other comprehensive income. Additionally, for amounts reclassified into income, disclosure in one location would be required, based upon each specific AOCI component, of the amounts impacting individual income statement line items. Disclosure of the income statement line item impacts will be required only for components of AOCI reclassified into income in their entirety. Therefore, disclosure of the income statement line items affected by AOCI components such as net periodic benefit costs would not be included. The disclosures required with respect to income statement line item impacts would be made in either the notes to the consolidated financial statements or parenthetically on the face of the financial statements. For 3M, this ASU is effective beginning January 1, 2013. Because this standard only impacts presentation and disclosure requirements, its adoption will not have a material impact on 3M’s consolidated results of operations or financial condition.

NOTE 2.  Acquisitions

3M makes acquisitions of certain businesses from time to time that the Company feels align with its strategic intent with respect to, among other factors, growth markets and adjacent product lines or technologies.

The impact on the consolidated balance sheet of the purchase price allocations related to acquisitions, including adjustments relative to other acquisitions within the allocation period, follows. The allocations of purchase price related to the acquisitions of the business purchased from Federal Signal Corp. in September 2012, and Ceradyne, Inc. in November 2012 are considered preliminary, largely with respect to certain acquired property, plant and equipment; intangible assets; and tax-related assets and liabilities. Adjustments in 2012 to the preliminary purchase price allocations of other acquisitions within the allocation period were not material and primarily related to the 2011 acquisitions of Winterthur Technologie AG and the business acquired from GPI Group.

	2012 Acquisition Activity
(Millions) Asset (Liability)	Ceradyne, Inc.	Other Acquisitions	Total
Accounts receivable	$55	$29	$84
Inventory	112	13	125
Other current assets	36	1	37
Marketable securities	250	—	250
Property, plant, and equipment	238	3	241
Purchased finite-lived intangible assets	127	86	213
Purchased indefinite-lived intangible assets	—	2	2
Purchased goodwill	198	141	339
Accounts payable and other liabilities, net of other assets	(100)	(27)	(127)
Interest bearing debt	(93)	(3)	(96)
Deferred tax asset/(liability)	(25)	3	(22)

Net assets acquired	$798	$248	$1,046

Supplemental information:
Cash paid	$850	$248	$1,098
Less: Cash acquired	52	—	52
Cash paid, net of cash acquired	$798	$248	$1,046

	2011 Acquisitions Activity
(Millions) Asset (Liability)	Winterthur Technologie AG	Other Acquisitions	Total
Accounts receivable	$45	$61	$106
Inventory	69	59	128
Other current assets	6	36	42
Property, plant, and equipment	73	102	175
Purchased finite-lived intangible assets	226	116	342
Purchased goodwill	147	112	259
Accounts payable and other liabilities, net of other assets	(70)	(78)	(148)
Interest bearing debt	(79)	(24)	(103)
Deferred tax asset/(liability)	(58)	(28)	(86)

Net assets acquired	$359	$356	$715
Noncontrolling interest	(56)	—	(56)
Net assets acquired excluding noncontrolling interest	$303	$356	$659

Supplemental information:
Cash paid	$327	$376	$703
Less: Cash acquired	34	20	54
Cash paid, net of cash acquired	$293	$356	$649
Non-cash	10	—	10
Net assets acquired excluding noncontrolling interest	$303	$356	$659

	2010 Acquisitions Activity
(Millions) Asset (Liability)	Arizant Inc.	Attenti Holdings S.A.	Cogent Inc.	Other Acquisitions	Total
Accounts receivable	$15	$23	$34	$21	$93
Inventory	36	5	17	19	77
Other current assets	3	7	31	2	43
Marketable securities	—	—	380	—	380
Property, plant, and equipment	38	9	30	29	106
Purchased finite-lived intangible assets	362	90	142	69	663
Purchased goodwill	512	122	295	51	980
Accounts payable and other liabilities, net of other assets	(29)	(12)	(88)	(35)	(164)
Interest bearing debt	(31)	(21)	—	(53)	(105)
Deferred tax asset/(liability)	(141)	(16)	(47)	(21)	(225)

Net assets acquired	$765	$207	$794	$82	$1,848

Supplemental information:
Cash paid	$776	$227	$946	$156	$2,105
Less: Cash acquired	11	20	152	92	275
Cash paid, net of cash acquired	$765	$207	$794	$64	$1,830
Non-cash (financed liability)	—	—	—	18	18
Net assets acquired	$765	$207	$794	$82	$1,848

Goodwill resulting from business combinations is largely attributable to the existing workforce of the acquired businesses and synergies expected to arise after 3M’s acquisition of these businesses. In-process research and development associated with CodeRyte, Inc. is reflected in the preceding 2012 table as purchased indefinite-lived intangible assets. Pro forma information related to acquisitions was not included because the impact on the Company’s consolidated results of operations was not considered to be material.

In addition to business combinations, 3M periodically acquires certain tangible and/or intangible assets and purchases interests in certain enterprises that do not otherwise qualify for accounting as business combinations. These transactions are largely reflected as additional asset purchase and investment activity.

2012 acquisitions:

During 2012, 3M completed three business combinations. The purchase price paid for these business combinations (net of cash acquired) and the impact of other matters (net) during 2012 aggregated to $1.046 billion.

(1) In April 2012, 3M (Health Care Business) purchased all of the outstanding shares of CodeRyte, Inc., an industry leader in clinical natural processing technology and computer-assisted coding solutions for healthcare outpatient providers, which is headquartered in Bethesda, Maryland.

(2) In September 2012, 3M (Display and Graphics Business) purchased the net assets of Federal Signal Technologies Group from Federal Signal Corp., for a total purchase price of approximately $104 million. This business focuses on electronic toll collection and parking management hardware and software services, with primary facilities spread throughout the United States and in the U.K.

(3) In November 2012, 3M (Industrial and Transportation Business) purchased all of the outstanding shares of Ceradyne, Inc. (Ceradyne) for $798 million, net of cash acquired. The net assets acquired in this transaction included $250 million of marketable securities and $93 million of debt, as indicated in the preceding 2012 table. Ceradyne, headquartered in Costa Mesa, California, is involved in the development and production of advanced technical ceramics for demanding applications in the automotive, oil and gas, solar, industrial, electronics and defense industries.

In December 2011, 3M (Consumer and Office Business) entered into a definitive agreement to acquire the Office and Consumer Products business of Avery Dennison Corp. (Avery). 3M and Avery withdrew from the regulatory approval process for this acquisition in September 2012 and subsequently announced that they had terminated this agreement in October 2012. 3M has no remaining obligations resulting from the termination of this agreement.

Purchased identifiable finite-lived intangible assets related to acquisition activity in 2012 totaled $213 million. The associated finite-lived intangible assets acquired in 2012 will be amortized generally on a straight-line basis over a weighted-average life of 12 years (lives ranging from two to 20 years). Acquired in-process research and development and identifiable intangible assets for which significant assumed renewals or extensions of underlying arrangements impacted the determination of their useful lives were not material.

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

(4) In early March 2011, 3M (Industrial and Transportation Business) acquired a controlling interest in Winterthur via completion of a public tender offer. Winterthur, based in Zug, Switzerland, is a leading global supplier of precision grinding technology serving customers in the area of hard-to-grind precision applications in industrial, automotive, aircraft and cutting tools. As of the settlement date of the tendered shares (the business acquisition date), 3M owned approximately 86 percent of Winterthur shares via the tender and previous open market share purchases. The purchase price paid in the preceding table includes non-cash consideration of $10 million representing the business acquisition date fair value of shares previously owned by 3M as of December 31, 2010 and cash consideration paid, net of cash acquired, of $293 million for subsequently tendered and open market purchased shares through the business acquisition date. Following the business acquisition date, 3M purchased the remaining outstanding shares of its consolidated Winterthur subsidiary, increasing 3M’s ownership interest to 100 percent as of December 31, 2011 as discussed in Note 5.

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

Purchased identifiable finite-lived intangible assets related to acquisition activity in 2011 totaled $342 million. The associated finite-lived intangible assets acquired in 2011 will be amortized generally on a straight-line basis over a weighted-average life of 14 years (lives ranging from three to 20 years). Acquired identifiable intangible assets for which significant assumed renewals or extensions of underlying arrangements impacted the determination of their useful lives were not material.

2010 acquisitions:

During 2010, 3M completed ten business combinations. The purchase price paid for these business combinations (net of cash acquired), contingent consideration paid for pre-2009 business combinations, and the impact of other matters (net) during 2010 aggregated to $1.83 billion. In addition, the Company recorded a financed liability of 1.7 billion Japanese Yen (approximately $18 million based on acquisition date exchange rates) as non-cash investing and financing activity, which related to April 2010 acquisition of the A-One branded label business and related operations (discussed further below).

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

(10) In October 2010, 3M (Safety, Security and Protection Services Business) acquired a controlling interest in Cogent Inc. via a tender offer, and in December 2010 completed a second-step merger for the same amount per outstanding share as the tender offer, thereby acquiring the remaining noncontrolling interest in the company. Cogent Inc., based in Pasadena, California, is a provider of finger, palm, face and iris biometric systems for governments, law enforcement agencies, and commercial enterprises. The consideration paid in the preceding table includes $248 million related to the December 2010 acquisition of the remaining noncontrolling interest in Cogent, Inc. Net assets acquired in the Cogent Inc. transaction included $532 million of cash and marketable securities, as indicated in the preceding 2010 table.

Purchased identifiable intangible assets related to the acquisition activity in 2010 totaled $663 million. The associated finite-lived intangible assets acquired in 2010 will be amortized generally on a straight-line basis over a weighted-average life of 11 years (lives ranging from two to 17 years). Acquired identifiable intangible assets for which significant assumed renewals or extensions of underlying arrangements impacted the determination of their useful lives were not material.

NOTE 3.  Goodwill and Intangible Assets

Purchased goodwill from acquisitions totaled $327 million in 2012, $41 million of which is deductible for tax purposes. Purchased goodwill from acquisitions totaled $255 million in 2011, $7 million of which is deductible for tax purposes. The acquisition activity in the following table also includes the net impact of adjustments to the preliminary allocation of purchase price for prior year acquisitions, which increased goodwill by $12 million in 2012 and increased goodwill by $4 million in 2011. The amounts in the “Translation and other” column in the following table primarily relate to changes in foreign currency exchange rates. The goodwill balance by business segment follows:

Goodwill

	Dec. 31,	2011	2011	Dec. 31,	2012	2012	Dec. 31,
	2010	acquisition	translation	2011	acquisition	translation	2012
(Millions)	Balance	activity	and other	Balance	activity	and other	Balance
Industrial and Transportation	$1,783	$205	$(27)	$1,961	$204	$19	$2,184
Health Care	1,506	3	5	1,514	88	(4)	1,598
Consumer and Office	187	42	(1)	228	6	(1)	233
Safety, Security and Protection Services	1,670	(1)	6	1,675	—	6	1,681
Display and Graphics	994	4	(5)	993	41	(18)	1,016
Electro and Communications	680	6	(10)	676	—	(3)	673
Total Company	$6,820	$259	$(32)	$7,047	$339	$(1)	$7,385

Effective in the first quarter of 2012, 3M made certain product moves across divisions within its business segments, but none were across business segments. For any product moves that resulted in reporting unit changes, the Company applied the relative fair value method to determine the impact on goodwill of the associated reporting units. In addition, during the first quarter of 2012, the Company completed its assessment of any potential goodwill impairment for reporting units impacted by this new structure and determined that no impairment existed. The Company also completed its annual goodwill impairment test in the fourth quarter of 2012 for all reporting units and determined that no impairment existed. In addition, the Company had no impairments of goodwill in prior years.

Acquired Intangible Assets

For 2012, intangible assets (excluding goodwill) acquired through business combinations increased the gross carrying amount by $213 million. Balances are also impacted by changes in foreign currency exchange rates. The gross carrying amount and accumulated amortization of acquired intangible assets as of December 31, follow:

(Millions)	2012	2011
Patents	$596	$561
Other amortizable intangible assets (primarily tradenames and customer related intangibles)	2,456	2,323
Total gross carrying amount	$3,052	$2,884

Accumulated amortization — patents	(421)	(374)
Accumulated amortization — other	(833)	(717)
Total accumulated amortization	$(1,254)	$(1,091)

Total finite-lived intangible assets — net	$1,798	$1,793

Non-amortizable intangible assets (primarily tradenames)	127	123
Total intangible assets — net	$1,925	$1,916

3M has certain tradenames that are not amortized because of the long-time established name recognition in their respective industries.

Amortization expense for the years ended December 31 follows:

(Millions)	2012	2011	2010
Amortization expense	$233	$235	$176

Expected amortization expense for acquired amortizable intangible assets recorded as of December 31, 2012 follows:

						After
(Millions)	2013	2014	2015	2016	2017	2017
Amortization expense	$239	$214	$200	$186	$171	$788

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

NOTE 4.  Supplemental Balance Sheet Information

Accounts payable (included as a separate line item in the Consolidated Balance Sheet) includes drafts payable on demand of $74 million at December 31, 2012, and $82 million at December 31, 2011. Accumulated depreciation for capital leases totaled $73 million and $60 million as of December 31, 2012, and 2011, respectively. Additional supplemental balance sheet information is provided in the table that follows.

(Millions)	2012	2011
Other current assets
Prepaid expenses and other	$555	$676
Deferred income taxes	472	385
Derivative assets-current	49	107
Product and other insurance receivables	125	109
Total other current assets	$1,201	$1,277

Investments
Equity method	$105	$98
Cost method	47	47
Other investments	11	10
Total investments	$163	$155

Property, plant and equipment - at cost
Land	$413	$377
Buildings and leasehold improvements	6,975	6,587
Machinery and equipment	14,190	13,240
Construction in progress	791	814
Capital leases	156	148
Gross property, plant and equipment	22,525	21,166
Accumulated depreciation	(14,147)	(13,500)
Property, plant and equipment - net	$8,378	$7,666

Other assets
Deferred income taxes	$578	$1,018
Product and other insurance receivables	139	151
Cash surrender value of life insurance policies	230	223
Other assets	270	264
Total other assets	$1,217	$1,656

Other current liabilities
Accrued trade payables	$516	$516
Deferred income	471	389
Derivative liabilities	106	49
Restructuring actions	31	6
Employee benefits and withholdings	178	160
Product and other claims	147	159
Property and other taxes	87	94
Pension and postretirement benefits	55	53
Deferred income taxes	45	23
Other	645	636
Total other current liabilities	$2,281	$2,085

Other liabilities
Long term income taxes payable	$454	$595
Employee benefits	332	351
Product and other claims	314	329
Capital lease obligations	71	79
Deferred income	29	19
Deferred income taxes	167	251
Other	267	233
Total other liabilities	$1,634	$1,857

NOTE 5.  Supplemental Equity and Comprehensive Income Information

Common stock ($.01 par value per share) of 3.0 billion shares is authorized, with 944,033,056 shares issued. Treasury stock is reported at cost, with 256,941,406 shares at December 31, 2012, 249,063,015 shares at December 31, 2011, and 232,055,448 shares at December 31, 2010. Preferred stock, without par value, of 10 million shares is authorized but unissued.

The components of other comprehensive income (loss) and accumulated other comprehensive income (loss) attributable to 3M follow.

Accumulated Other Comprehensive Income (Loss) Attributable to 3M

	December 31,	December 31,
(Millions)	2012	2011
Cumulative translation adjustment	$230	$114
Defined benefit pension and postretirement plans adjustment	(4,955)	(5,155)
Debt and equity securities, unrealized gain (loss)	(2)	(6)
Cash flow hedging instruments, unrealized gain (loss)	(23)	22
Total accumulated other comprehensive income (loss)	$(4,750)	$(5,025)

Components of Comprehensive Income (Loss) Attributable to 3M

Years ended December 31

(Millions)	2012	2011	2010
Net income attributable to 3M	$4,444	$4,283	$4,085

Cumulative translation	133	(253)	213
Tax effect	(17)	(7)	(8)
Cumulative translation - net of tax	116	(260)	205

Defined benefit pension and postretirement plans adjustment	411	(1,977)	(68)
Tax effect	(211)	701	28
Defined benefit pension and postretirement plans adjustment - net of tax	200	(1,276)	(40)

Debt and equity securities, unrealized gain (loss)	6	—	5
Tax effect	(2)	—	(2)
Debt and equity securities, unrealized gain (loss) - net of tax	4	—	3

Cash flow hedging instruments, unrealized gain (loss)	(69)	84	6
Tax effect	24	(30)	(2)
Cash flow hedging instruments unrealized gain (loss) - net of tax	(45)	54	4

Total comprehensive income (loss) attributable to 3M	$4,719	$2,801	$4,257

Reclassification adjustments are made to avoid double counting in comprehensive income items that are also recorded as part of net income. Reclassifications to earnings from accumulated other comprehensive income including noncontrolling interest that related to pension and postretirement expense in the income statement were $615 million pre-tax ($396 million after-tax) in 2012, $475 million pre-tax ($307 million after-tax) in 2011, and $306 million pre-tax ($197 million after-tax) in 2010. These pension and postretirement expense pre-tax amounts are shown in the table in Note 10 as amortization of transition (asset) obligation, amortization of prior service cost (benefit) and amortization of net actuarial (gain) loss. Cash flow hedging instruments reclassifications are provided in Note 11. Reclassifications to earnings from accumulated other comprehensive income that related to realized losses due to sales or impairments (net of realized gains) for debt and equity securities were not material for 2012, $10 million pre-tax ($6 million after-tax) in 2011, and not material for 2010. Income taxes are not provided for foreign translation relating to permanent investments in international subsidiaries, but tax effects within cumulative translation do include impacts from items such as net investment hedge transactions.

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

The following table summarizes the effects of the 2010 transactions on equity attributable to 3M Company shareholders.

(Millions)	2010
Net income attributable to 3M	$4,085
Transfers from noncontrolling interest	43
Change in 3M Company shareholders’ equity from net income attributable to 3M and transfers from noncontrolling interest	$4,128

NOTE 6.  Supplemental Cash Flow Information

(Millions)	2012	2011	2010
Cash income tax payments, net of refunds	$1,717	$1,542	$1,509
Cash interest payments	166	219	178
Capitalized interest	23	19	17

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

Transactions related to investing and financing activities with significant non-cash components are as follows:

•                  During 2010, Sumitomo 3M purchased a portion of its shares held by its noncontrolling interest, Sumitomo Electric Industries, Ltd. (SEI), by paying cash of 5.8 billion Japanese Yen and entering into a note payable to SEI of 17.4 billion Japanese Yen. The cash paid as a result of the purchase of Sumitomo 3M shares from SEI was classified as other financing activity in the consolidated statement of cash flows. The remainder of the purchase financed by the note payable to SEI was considered non-cash financing activity in the first quarter of 2010. This is described in Note 5 in the section entitled “Purchase and Sale of Subsidiary Shares and Transfers of Ownership Interests Involving Non-Wholly Owned Subsidiaries”.

•                  Also in 2010, as discussed in Note 2, the Company recorded a financed liability of 1.7 billion Japanese Yen related to the A-One acquisition.

NOTE 7.  Income Taxes

Income Before Income Taxes

(Millions)	2012	2011	2010
United States	$2,902	$2,516	$2,778
International	3,449	3,515	2,977
Total	$6,351	$6,031	$5,755

Provision for Income Taxes

(Millions)	2012	2011	2010
Currently payable
Federal	$743	$431	$837
State	75	51	73
International	918	861	796
Deferred
Federal	(3)	181	55
State	10	12	43
International	97	138	(212)
Total	$1,840	$1,674	$1,592

Components of Deferred Tax Assets and Liabilities

(Millions)	2012	2011
Deferred tax assets:
Accruals not currently deductible
Employee benefit costs	$115	$96
Product and other claims	161	155
Miscellaneous accruals	137	133
Pension costs	969	1,183
Stock-based compensation	415	483
Net operating/capital loss carryforwards	304	392
Foreign tax credits	285	286
Inventory	189	174
Other - net	18	—
Gross deferred tax assets	2,593	2,902
Valuation allowance	(29)	(82)
Total deferred tax assets	$2,564	$2,820

Deferred tax liabilities:
Product and other insurance receivables	$(60)	$(63)
Accelerated depreciation	(858)	(745)
Intangible amortization	(808)	(799)
Other	—	(84)
Total deferred tax liabilities	$(1,726)	$(1,691)

Net deferred tax assets	$838	$1,129

The net deferred tax assets are included as components of Other Current Assets, Other Assets, Other Current Liabilities, and Other Liabilities within the Consolidated Balance Sheet. See Note 4 “Supplemental Balance Sheet Information” for further details.

As of December 31, 2012, the Company had tax effected federal, state, and international operating loss, capital loss, and tax credit carryovers of approximately $43 million, $11 million, and $250 million (before valuation allowances), respectively. The federal tax attribute carryovers will expire after seventeen to nineteen years, the state after five to ten years, and the majority of international after seven years with the remaining international expiring in one year or with an indefinite carryover period. The tax attributes being carried over arise as certain jurisdictions may have tax losses or may have inabilities to utilize certain losses without the same type of taxable income. The Company has provided $29 million of valuation allowance against certain of these deferred tax assets based on management’s determination that it is more-likely-than-not that the tax benefits related to these assets will not be realized. The valuation allowance was reduced in 2012 due to the closure of audits with certain taxing authorities.

During 2012, the Company contributed $1.079 billion to its U.S. and international pension plans and $67 million to its postretirement plans. During 2011, the Company contributed $517 million to its U.S. and international pension plans and $65 million to its postretirement plans. During 2010, the Company contributed $556 million to its U.S. and international pension plans and $62 million to its postretirement plans. The current income tax provision includes a benefit for the pension contributions; the deferred tax provision includes a cost for the related temporary difference.

Reconciliation of Effective Income Tax Rate

	2012	2011	2010
Statutory U.S. tax rate	35.0%	35.0%	35.0%
State income taxes - net of federal benefit	0.9	0.7	1.2
International income taxes - net	(4.2)	(4.6)	(7.1)
U.S. research and development credit	—	(0.5)	(0.2)
Reserves for tax contingencies	(1.9)	(1.2)	(0.5)
Medicare Modernization Act, one-time charge	—	—	1.5
Domestic Manufacturer’s deduction	(1.2)	(1.5)	(1.4)
All other - net	0.4	(0.1)	(0.8)
Effective worldwide tax rate	29.0%	27.8%	27.7%

The effective tax rate for 2012 was 29.0 percent, compared to 27.8 percent in 2011, an increase of 1.2 percentage points. Various factors increased or decreased the effective tax rate when compared to the same periods last year. The primary factors that increased the Company’s effective tax rate year-on-year include international taxes, specifically with respect to the corporate reorganization of a wholly owned international subsidiary (which benefited 2011), state income taxes, lower domestic manufacturer’s deduction, and the lapse of the U.S. research and development credit. These and other factors, when compared to 2011, increased the 2012 effective tax rate by 2.1 percentage points. Factors that decreased the Company’s effective tax rate year-on-year include international taxes as a result of changes to the geographic mix of income before taxes and adjustments to its income tax reserves. These factors, when compared to last year, decreased the effective tax rate 0.9 percentage points.

On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law. Included in this Act was the extension of the research and development credit for years 2012 and 2013. As this Act was enacted during 2013, the impacts of this law are not included in the 2012 financial results. The Company anticipates a beneficial impact on the effective tax rate in 2013 for both the 2012 and 2013 research and development credit.

The effective tax rate for 2011 was 27.8 percent, compared to 27.7 percent in 2010, an increase of 0.1 percentage points. The year-on-year change in international income taxes increased the effective tax rate for 2011 when compared to 2010 by approximately 2.5 percentage points, which includes a partial offsetting benefit from the corporate reorganization of a wholly owned international subsidiary in 2011. This 2.5 percentage point net increase was due primarily to certain 2010 tax benefits, which did not repeat in 2011, related to net operating losses partially offset by a valuation allowance resulting from the 2010 corporate alignment transactions that allowed the Company to increase its ownership of a foreign subsidiary. These transactions are described in the section of Note 5 entitled “Purchase and Sale of Subsidiary Shares and Transfers of Ownership Interest Involving Non-Wholly Owned Subsidiaries”. Other significant items impacting the year-on-year comparison include a one-time 2010 income tax charge of $84 million (discussed further below), which benefited the 2011 tax rate when compared to 2010 by 1.5 percentage points, as this charge did not repeat in 2011. The Company’s effective tax rate also benefited during 2011 when compared to 2010 by approximately 0.7 percentage points from adjustments to its income tax reserves.

Under a Federal program (Medicare Modernization Act) that was established to encourage companies to provide retiree prescription drug coverage, many companies, including 3M, received a tax-advantaged subsidy. The tax advantage of the subsidy was eliminated by the Patient Protection and Affordable Care Act (H.R. 3590), including modifications included in the Health Care and Education Reconciliation Act of 2010 (collectively, the “Act’), which were enacted in March 2010. Although the elimination of this tax advantage does not take effect until 2013 under the Act, 3M was required to recognize the full accounting impact in its financial statements in the period in which the Act was enacted. Because future anticipated retiree health care liabilities and related tax subsidies are already reflected in 3M’s financial statements, the change in law resulted in a reduction of the value of the company’s deferred tax asset related to the subsidy. This reduction in value resulted in a one-time non-cash income tax charge to 3M’s earnings in 2010 of approximately $84 million, or 12 cents per diluted share.

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2004.

The IRS completed its field examination of the Company’s U.S. federal income tax returns for the years 2005 through 2007 in the fourth quarter of 2009. The Company protested certain IRS positions within these tax years and entered into the administrative appeals process with the IRS during the first quarter of 2010. During the first quarter of 2010, the IRS completed its field examination of the Company’s U.S. federal income tax return for the 2008 year. The Company protested certain IRS positions for 2008 and entered into the administrative appeals process with the IRS during the second quarter of 2010. During the first quarter of 2011, the IRS completed its field examination of the Company’s U.S. federal income tax return for the 2009 year. The Company protested certain IRS positions for 2009 and entered into the administrative appeals process with the IRS during the second quarter of 2011. During the first quarter of 2012, the IRS completed its field examination of the Company’s U.S. federal income tax return for the 2010 year. The Company protested certain IRS positions for 2010 and entered into the administrative appeals process with the IRS during the second quarter of 2012. In December 2012, the Company received a statutory notice of deficiency for the 2006 year. The Company intends to file a petition in Tax Court in the first quarter of 2013.

Currently, the Company is under examination by the IRS for its U.S. federal income tax returns for the years 2011, 2012, and 2013. It is anticipated that the IRS will complete its examination of the Company for 2011 by the end of the second quarter of 2013, for 2012 by the end of the first quarter of 2014, and for 2013 by the end of the first quarter of 2015. As of December 31, 2012, the IRS has not proposed any significant adjustments to the Company’s tax positions for which the Company is not adequately reserved.

During the first quarter of 2010, the Company paid the agreed upon assessments for the 2005 tax year. During the second quarter of 2010, the Company paid the agreed upon assessments for the 2008 tax year. During the second quarter of 2011, the Company received a refund from the IRS for the 2004 tax year. During the first quarter of 2012, the Company paid the agreed upon assessments for the 2010 tax year. Payments relating to other proposed assessments arising from the 2005 through 2013 examinations may not be made until a final agreement is reached between the Company and the IRS on such assessments or upon a final resolution resulting from the administrative appeals process or judicial action. In addition to the U.S. federal examination, there is also limited audit activity in several U.S. state and foreign jurisdictions.

3M anticipates changes to the Company’s uncertain tax positions due to the closing of various audit years mentioned above. Currently, the Company is not able to reasonably estimate the amount by which the liability for unrecognized tax benefits will increase or decrease during the next 12 months as a result of the ongoing income tax authority examinations.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits (UTB) is as follows:

Federal, State and Foreign Tax

(Millions)	2012	2011	2010
Gross UTB Balance at January 1	$594	$622	$618

Additions based on tax positions related to the current year	80	92	128
Additions for tax positions of prior years	114	69	142
Reductions for tax positions of prior years	(120)	(123)	(161)
Settlements	(50)	9	(51)
Reductions due to lapse of applicable statute of limitations	(90)	(75)	(54)

Gross UTB Balance at December 31	$528	$594	$622

Net UTB impacting the effective tax rate at December 31	$185	$295	$394

The total amount of UTB, if recognized, would affect the effective tax rate by $185 million as of December 31, 2012, $295 million as of December 31, 2011, and $394 million as of December 31, 2010. The ending net UTB results from adjusting the gross balance for items such as Federal, State, and non-U.S. deferred items, interest and penalties, and deductible taxes. The net UTB is included as components of Other Current Assets, Other Assets, Accrued Income Taxes, and Other Liabilities within the Consolidated Balance Sheet.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in tax expense. The Company recognized in the consolidated statement of income on a gross basis approximately $12 million, $1 million, and $9 million of benefit in 2012, 2011, and 2010, respectively. At December 31, 2012 and December 31, 2011, accrued interest and penalties in the consolidated balance sheet on a gross basis were $44 million and $56 million, respectively. Included in these interest and penalty amounts are interest and penalties related to tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

As a result of certain employment commitments and capital investments made by 3M, income from manufacturing activities in China, Taiwan, Korea, Brazil, and Singapore is subject to reduced tax rates or, in some cases, is exempt from tax for years through 2013, 2016, 2018, 2023, and 2023, respectively. The income tax benefits attributable to the tax status of these subsidiaries are estimated to be $64 million (9 cents per diluted share) in 2012, $77 million (11 cents per diluted share) in 2011, and $69 million (10 cents per diluted share) in 2010.

The Company has not provided deferred taxes on unremitted earnings attributable to international companies that have been considered to be reinvested indefinitely. These earnings relate to ongoing operations and were approximately $8.6 billion as of December 31, 2012. Because of the availability of U.S. foreign tax credits, it is not practicable to determine the income tax liability that would be payable if such earnings were not indefinitely reinvested.

NOTE 8.  Marketable Securities

The Company invests in agency securities, corporate securities, asset-backed securities, treasury securities and other securities. The following is a summary of amounts recorded on the Consolidated Balance Sheet for marketable securities (current and non-current).

	December 31,	December 31,
(Millions)	2012	2011

U.S. government agency securities	$162	$119
Foreign government agency securities	16	8
Corporate debt securities	471	413
Commercial paper	116	30
Certificates of deposit/time deposits	41	49
U.S. treasury securities	54	—
U.S. municipal securities	13	9
Asset-backed securities:
Automobile loan related	567	530
Credit card related	123	244
Equipment lease related	54	54
Other	31	5
Asset-backed securities total	775	833

Current marketable securities	$1,648	$1,461

U.S. government agency securities	$125	$361
Foreign government agency securities	51	15
Corporate debt securities	494	255
U.S. treasury securities	18	34
U.S. municipal securities	14	5
Auction rate securities	7	4
Asset-backed securities:
Automobile loan related	375	188
Credit card related	34	24
Equipment lease related	36	10
Other	8	—
Asset-backed securities total	453	222

Non-current marketable securities	$1,162	$896

Total marketable securities	$2,810	$2,357

Classification of marketable securities as current or non-current is dependent upon management’s intended holding period, the security’s maturity date and liquidity considerations based on market conditions. If management intends to hold the securities for longer than one year as of the balance sheet date, they are classified as non-current. At December 31, 2012, gross unrealized losses totaled approximately $6 million (pre-tax), while gross unrealized gains totaled approximately $3 million (pre-tax). At December 31, 2011, gross unrealized losses totaled approximately $12 million (pre-tax), while gross unrealized gains totaled approximately $3 million (pre-tax). Gross realized gains and losses on sales or maturities of marketable securities were not material in 2012, 2011 and 2010. Cost of securities sold use the first in, first out (FIFO) method. Since these marketable securities are classified as available-for-sale securities, changes in fair value will flow through other comprehensive income, with amounts reclassified out of other comprehensive income into earnings upon sale or “other-than-temporary” impairment.

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

The balance at December 31, 2012 for marketable securities by contractual maturity are shown below. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(Millions)	December 31, 2012

Due in one year or less	$912
Due after one year through three years	1,483
Due after three years through five years	414
Due after five years	1

Total marketable securities	$2,810

3M has a diversified marketable securities portfolio of $2.810 billion as of December 31, 2012. Within this portfolio, current and long-term asset-backed securities (estimated fair value of $1.228 billion) are primarily comprised of interests in automobile loans and credit cards. At December 31, 2012, all asset-backed securities were rated AAA or A-1+ by Standard & Poor’s and/or Aaa or P-1 by Moody’s Investors Service and/or AAA or F1+ by Fitch Ratings.

3M’s marketable securities portfolio includes auction rate securities that represent interests in investment grade credit default swaps; however, currently these holdings comprise less than one percent of this portfolio. The estimated fair value of auction rate securities are $7 million and $4 million as of December 31, 2012 and 2011, respectively. Gross unrealized losses within accumulated other comprehensive income related to auction rate securities totaled $6 million (pre-tax) and $9 million (pre-tax) as of December 31, 2012 and 2011, respectively. As of December 31, 2012, auction rate securities associated with these balances have been in a loss position for more than 12 months. Since the second half of 2007, these auction rate securities failed to auction due to sell orders exceeding buy orders. Liquidity for these auction-rate securities is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals, usually every 7, 28, 35, or 90 days. The funds associated with failed auctions will not be accessible until a successful auction occurs or a buyer is found outside of the auction process. Refer to Note 12 for a table that reconciles the beginning and ending balances of auction rate securities.

NOTE 9.  Long-Term Debt and Short-Term Borrowings

The following debt tables reflect interest rates, including the effects of interest rate swaps, as of December 31, 2012. Long-term debt and short-term borrowings as of December 31 consisted of the following:

Long-Term Debt

	Currency/	Effective	Final
(Millions)	Fixed vs.	Interest	Maturity
Description / 2012 Principal Amount	Floating	Rate	Date	2012	2011
Eurobond (775 million Euros)	Euro Fixed	4.30%	2014	$1,034	$1,017
Medium-term note ($1 billion)	USD Fixed	1.62%	2016	994	992
Medium-term note ($850 million)	USD Fixed	4.42%	2013	850	849
30-year bond ($750 million)	USD Fixed	5.73%	2037	747	747
Medium-term note ($650 million)	USD Fixed	1.10%	2017	647	—
Medium-term note ($600 million)	USD Fixed	2.17%	2022	592	—
Medium-term note	USD Fixed	—%	—	—	500
Eurobond (250 million Euros)	Euro Floating	0.88%	2014	349	347
30-year debenture ($330 million)	USD Fixed	6.01%	2028	347	348
UK borrowing (66 million GBP)	GBP Floating	1.34%	2015	106	—
Floating rate note ($97 million)	USD Floating	0.00%	2041	97	97
Floating rate note ($59 million)	USD Floating	0.00%	2044	59	59
Other borrowings	Various	0.36%	2013-2040	80	91
Total long-term debt				$5,902	$5,047
Less: current portion of long-term debt				986	563
Long-term debt (excluding current portion)				$4,916	$4,484

Short-Term Borrowings and Current Portion of Long-Term Debt

	Effective
(Millions)	Interest Rate	2012	2011
Current portion of long-term debt	3.83%	$986	$563
U.S. dollar commercial paper	—%	—	—
Other borrowings	4.70%	99	119
Total short-term borrowings and current portion of long-term debt		$1,085	$682

The following weighted-average effective interest rate table reflects the combined effects of interest rate and currency swaps at December 31, 2012 and 2011.

Weighted-Average Effective Interest Rate

	Total
At December 31	2012	2011
Short-term	3.91%	4.32%
Long-term	3.16%	3.76%

Maturities of long-term debt for the five years subsequent to December 31, 2012 are as follows (in millions):

					After
2013	2014	2015	2016	2017	2017	Total
$986	$1,481	$107	$994	$648	$1,686	$5,902

Long-term debt payments due in 2013 and 2014 include floating rate notes totaling $132 million (classified as current portion of long-term debt) and $97 million, respectively, as a result of put provisions associated with these debt instruments.

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

In connection with a prior “well-known seasoned issuer” shelf registration, in June 2007 the Company established a $3 billion medium-term notes program. Three debt securities were issued under this medium-term notes program. First, in December 2007, 3M issued a five-year, $500 million, fixed rate note with a coupon rate of 4.65%, which matured in December 2012. Second, in August 2008, 3M issued a five-year, $850 million, fixed rate note with a coupon rate of 4.375%. Third, in October 2008, the Company issued a three-year $800 million, fixed rate note with a coupon rate of 4.50%. The Company entered into interest rate swaps to convert this $800 million note to a floating rate. This three-year fixed rate note and related interest rate swaps matured in the fourth quarter of 2011.

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

In July 2007, 3M issued a seven-year 5.0% fixed rate Eurobond for an amount of 750 million Euros (book value of approximately $1.017 billion in U.S. Dollars at December 31, 2012). In addition, in December 2007, 3M reopened its existing seven year 5.0% fixed rate Eurobond for an additional amount of 275 million Euros (book value of approximately $366 million in U.S. Dollars at December 31, 2012). This security was issued at a premium and was subsequently consolidated with the original security in January 2008. Upon the initial debt issuance in July 2007, 3M completed a fixed-to-floating interest rate swap on a notional amount of 400 million Euros as a fair value hedge of a portion of the fixed interest rate Eurobond obligation. In August 2010, the Company terminated 150 million Euros of the notional amount of this swap. As a result, the notional amount remaining after the partial termination is 250 million Euros. The termination of a portion of this swap did not impact the terms of the remaining portion. After these swaps, the fixed rate portion of the Eurobond totaled 775 million Euros and the floating rate portion totaled 250 million Euros.

The Company has an AA- credit rating, with a stable outlook, from Standard & Poor’s and an Aa2 credit rating, with a stable outlook, from Moody’s Investors Service. In September 2012, 3M entered into a $1.5 billion, five-year multi-currency revolving credit agreement, which amended the existing agreement that was entered into in August 2011. This amended agreement extended the expiration date from August 2016 to September 2017. This credit agreement includes a provision under which 3M may request an increase of up to $500 million, bringing the total facility up to $2 billion (at the lenders’ discretion). This facility was undrawn at December 31, 2012. In August 2012, 3M entered into a $150 million, one-year committed letter of credit facility with HSBC Bank USA, which replaced the one-year $200 million committed credit facility that was entered into in August 2011. As of December 31, 2012, 3M letters of credit issued under this $150 million committed facility totaled $121 million. In December 2012, 3M entered into a three-year 66 million British Pound (approximately $106 million) committed credit facility agreement with JP Morgan Chase Bank, which is fully drawn as of December 31, 2012. Apart from the committed facilities, an additional $100 million in stand-alone letters of credit are also issued and outstanding at December 31, 2012. The Company also utilized $37 million in international lines of credit and $6 million in U.S. lines of credit with other banking partners as of December 31, 2012. These letters of credit are utilized in connection with normal business activities. Under both the $1.5 billion and $150 million credit agreements, the Company is required to maintain its EBITDA to Interest Ratio as of the end of each fiscal quarter at not less than 3.0 to 1. This is calculated (as defined in the agreement) as the ratio of consolidated total EBITDA for the four consecutive quarters then ended to total interest expense on all funded debt for the same period. At December 31, 2012, this ratio was approximately 45 to 1. Debt covenants do not restrict the payment of dividends.

NOTE 10.  Pension and Postretirement Benefit Plans

3M has company-sponsored retirement plans covering substantially all U.S. employees and many employees outside the United States. In total, 3M has over 70 plans in 25 countries. Pension benefits associated with these plans generally are based on each participant’s years of service, compensation, and age at retirement or termination. The U.S. defined-benefit pension plan was closed to new participants effective January 1, 2009. The Company also provides certain postretirement health care and life insurance benefits for substantially all of its U.S. employees who reach retirement age while employed by the Company. Most international employees and retirees are covered by government health care programs. The cost of company-provided postretirement health care plans for international employees is not material and is combined with U.S. amounts in the tables that follow.

The Company also sponsors employee savings plans under Section 401(k) of the Internal Revenue Code. These plans are offered to substantially all regular U.S. employees. Effective January 1, 2010, substantially all Company contributions to the plans are made in cash. During 2008 the Board of Directors approved various changes to the employee savings plans. For substantially all employees hired prior to January 1, 2009, employee 401(k) contributions of up to 6% of eligible compensation are matched at rates of 60% or 75%, depending on the plan the employee participated in. Employees hired on or after January 1, 2009 receive a cash match of 100% for employee 401(k) contributions of up to 6% of eligible compensation and also receive an employer retirement income account cash contribution of 3% of the participant’s total eligible compensation. All contributions are invested in a number of investment funds pursuant to their elections. U.S. expenses related to employer contributions to these plans were $124 million, and $109 million and $97 million for 2012, 2011 and 2010, respectively. Various international countries also participate in defined contribution plans. International expenses related to employer contributions to these plans were $58 million, $54 million and $36 million for 2012, 2011 and 2010, respectively.

The Company’s defined benefit pension funding policy is to deposit with independent trustees amounts allowable by law. Trust funds and deposits with insurance companies are maintained to provide pension benefits to plan participants and their beneficiaries. There are no plan assets in the non-qualified plan due to its nature. For its U.S. postretirement health care and life insurance benefit plans, the Company has set aside amounts at least equal to annual benefit payments with an independent trustee.

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

In the second quarter of 2010, 3M’s Brazilian subsidiary received approval from the government in Brazil to freeze its defined benefit pension plan. Effective March 31, 2010, participants in this subsidiary’s pension plan no longer accrue additional pension benefits. As a result, the Company recorded a $22 million curtailment gain in the second quarter of 2010.

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

3M was informed during the first quarter of 2009 that the general partners of WG Trading Company, in which 3M’s benefit plans hold limited partnership interests, are the subject of a criminal investigation as well as civil proceedings by the SEC and CFTC (Commodity Futures Trading Commission). In March 2011, over the objections of 3M and six other limited partners of WG Trading Company, the district court judge ruled in favor of the court appointed receiver’s proposed distribution plan. In April 2011, the 3M benefit plans received their share under the court-ordered distribution plan. 3M and six other limited partners of WG Trading Company have appealed the court’s order to the United States Court of Appeals for the Second Circuit. The benefit plan trustee holdings of WG Trading Company interests were adjusted to reflect the decreased estimated fair market value, inclusive of estimated insurance proceeds, as of the annual measurement dates. The Company has insurance that it believes, based on what is currently known, will result in the recovery of a portion of the decrease in original asset value. As of the 2012 measurement date these holdings represented less than one percent of 3M’s fair value of total plan assets. 3M currently believes that the resolution of these events will not have a material adverse effect on the consolidated financial position of the Company.

The following tables include a reconciliation of the beginning and ending balances of the benefit obligation and the fair value of plan assets as well as a summary of the related amounts recognized in the Company’s consolidated balance sheet as of December 31 of the respective years. 3M also has certain non-qualified unfunded pension and postretirement benefit plans, inclusive of plans related to supplement/excess benefits for employees impacted by particular relocations and other matters, that individually and in the aggregate are not significant and which are not included in the tables that follow. The obligations for these plans are included within other liabilities in the Company’s consolidated balance sheet and aggregated less than $40 million as of both December 31, 2012 and 2011.

	Qualified and Non-qualified
	Pension Benefits				Postretirement
	United States		International		Benefits
(Millions)	2012	2011	2012	2011	2012	2011
Change in benefit obligation
Benefit obligation at beginning of year	$14,499	$12,319	$5,332	$4,912	$2,108	$1,828
Acquisitions	11	—	26	48	—	—
Service cost	254	206	124	124	78	61
Interest cost	587	626	247	261	86	92
Participant contributions	—	—	5	5	52	56
Foreign exchange rate changes	—	—	83	(84)	(2)	(9)
Plan amendments	—	8	(7)	(31)	—	—
Actuarial (gain) loss	179	2,022	882	318	31	228
Medicare Part D Reimbursement	—	—	—	—	8	7
Benefit payments	(726)	(680)	(278)	(221)	(156)	(155)
Settlements, curtailments, special termination benefits and other	26	(2)	—	—	—	—
Benefit obligation at end of year	$14,830	$14,499	$6,414	$5,332	$2,205	$2,108
Change in plan assets
Fair value of plan assets at beginning of year	$12,102	$11,575	$4,643	$4,355	$1,209	$1,149
Acquisitions	8	—	—	26	—	—
Actual return on plan assets	1,645	972	463	272	149	94
Company contributions	752	237	327	280	67	65
Participant contributions	—	—	5	5	52	56
Foreign exchange rate changes	—	—	62	(74)	—	—
Benefit payments	(726)	(680)	(278)	(221)	(156)	(155)
Settlements, curtailments, special termination benefits and other	—	(2)	—	—	—	—
Fair value of plan assets at end of year	$13,781	$12,102	$5,222	$4,643	$1,321	$1,209
Funded status at end of year	$(1,049)	$(2,397)	$(1,192)	$(689)	$(884)	$(899)

	Qualified and Non-qualified
	Pension Benefits				Postretirement
	United States		International		Benefits
(Millions)	2012	2011	2012	2011	2012	2011
Amounts recognized in the Consolidated Balance Sheet as of Dec. 31,
Non-current assets	$—	$—	$16	$40	$—	$—
Accrued benefit cost
Current liabilities	(43)	(41)	(8)	(8)	(4)	(4)
Non-current liabilities	(1,006)	(2,356)	(1,200)	(721)	(880)	(895)
Ending balance	$(1,049)	$(2,397)	$(1,192)	$(689)	$(884)	$(899)
Amounts recognized in accumulated other comprehensive income as of Dec. 31,
Net transition obligation (asset)	$—	$—	$(5)	$(8)	$—	$—
Net actuarial loss (gain)	4,679	5,623	2,458	1,858	1,028	1,171
Prior service cost (credit)	24	30	(150)	(167)	(197)	(269)
Ending balance	$4,703	$5,653	$2,303	$1,683	$831	$902

The balance of amounts recognized for international plans in accumulated other comprehensive income as of December 31 in the preceding table are presented based on the foreign currency exchange rate on that date.

The pension accumulated benefit obligation represents the actuarial present value of benefits based on employee service and compensation as of the measurement date and does not include an assumption about future compensation levels. The accumulated benefit obligation of the U.S. pension plans was $14.127 billion and $13.804 billion at December 31, 2012 and 2011, respectively. The accumulated benefit obligation of the international pension plans was $5.942  billion and $4.889 billion at December 31, 2012 and 2011, respectively.

The following amounts relate to pension plans with accumulated benefit obligations in excess of plan assets as of December 31:

	Qualified and Non-qualified Pension Plans
	United States		International
(Millions)	2012	2011	2012	2011
Projected benefit obligation	$505	$14,499	$5,122	$2,983
Accumulated benefit obligation	492	13,804	4,808	2,740
Fair value of plan assets	8	12,102	4,038	2,321

Components of net periodic benefit cost and other supplemental information for the years ended December 31 follow:

Components of net periodic cost and other amounts recognized in other comprehensive income

	Qualified and Non-qualified
	Pension Benefits						Postretirement
	United States			International			Benefits
(Millions)	2012	2011	2010	2012	2011	2010	2012	2011	2010
Net periodic benefit cost (benefit)
Service cost	$254	$206	$201	$124	$124	$105	$78	$61	$55
Interest cost	587	626	638	247	261	241	86	92	88
Expected return on plan assets	(992)	(927)	(929)	(295)	(289)	(278)	(84)	(77)	(83)
Amortization of transition (asset) obligation	—	—	—	(1)	(2)	1	—	—	—
Amortization of prior service cost (benefit)	5	11	13	(17)	(14)	(4)	(72)	(72)	(94)
Amortization of net actuarial (gain) loss	470	334	221	122	116	84	108	102	85
Net periodic benefit cost (benefit)	$324	$250	$144	$180	$196	$149	$116	$106	$51
Settlements, curtailments, special termination benefits and other	26	1	—	4	2	(22)	—	—	—
Net periodic benefit cost (benefit) after settlements, curtailments, special termination benefits and other	$350	$251	$144	$184	$198	$127	$116	$106	$51
Other changes in plan assets and benefit obligations recognized in other comprehensive (income) loss
Transition (asset) obligation	$—	$—	$—	$—	$(2)	$(1)	$—	$—	$—
Amortization of transition (asset) obligation	—	—	—	1	2	(1)	—	—	—
Prior service cost (benefit)	—	8	—	(7)	(32)	(91)	—	—	69
Amortization of prior service cost (benefit)	(5)	(11)	(13)	17	14	4	72	72	94
Net actuarial (gain) loss	(470)	1,976	227	707	315	104	(33)	212	89
Amortization of net actuarial (gain) loss	(470)	(334)	(221)	(122)	(116)	(84)	(108)	(102)	(85)
Foreign currency	—	—	—	24	(17)	(19)	(1)	(2)	(1)
Total recognized in other comprehensive (income) loss	$(945)	$1,639	$(7)	$620	$164	$(88)	$(70)	$180	$166
Total recognized in net periodic benefit cost (benefit) and other comprehensive (income) loss	$(595)	$1,890	$137	$804	$362	$39	$46	$286	$217

The estimated amortization from accumulated other comprehensive income into net periodic benefit cost in 2012 follows:

Amounts expected to be amortized from accumulated other comprehensive income into net periodic benefit costs over the next fiscal year

	Qualified and Non-qualified Pension Benefits		Postretirement
(Millions)	United States	International	Benefits
Amortization of transition (asset) obligation	$—	$(1)	$—
Amortization of prior service cost (benefit)	5	(17)	(66)
Amortization of net actuarial (gain) loss	399	159	96
Total amortization expected over the next fiscal year	$404	$141	$30

Other supplemental information for the years ended December 31 follows:

Weighted-average assumptions used to determine benefit obligations

	Qualified and Non-qualified Pension Benefits						Postretirement
	United States			International			Benefits
	2012	2011	2010	2012	2011	2010	2012	2011	2010

Discount rate	4.14%	4.15%	5.23%	3.78%	4.58%	5.04%	4.00%	4.04%	5.09%
Compensation rate increase	4.00%	4.00%	4.00%	3.31%	3.52%	3.59%	N/A	N/A	N/A

The Company is in the process of transitioning all current and future retirees to the savings account benefits-based plan announced in 2008. The contributions provided by the Company to the health savings accounts increase three percent per year. Therefore, the Company no longer has material exposure to health care cost inflation.

Weighted-average assumptions used to determine net cost for years ended

	Qualified and Non-qualified Pension Benefits						Postretirement
	United States			International			Benefits
	2012	2011	2010	2012	2011	2010	2012	2011	2010

Discount rate	4.15%	5.23%	5.77%	4.58%	5.04%	5.30%	4.04%	5.09%	5.62%
Expected return on assets	8.25%	8.50%	8.50%	6.38%	6.58%	6.90%	7.30%	7.38%	7.30%
Compensation rate increase	4.00%	4.00%	4.30%	3.52%	3.59%	3.72%	N/A	N/A	N/A

The Company determines the discount rate used to measure plan liabilities as of the December 31 measurement date for the pension and postretirement benefit plans, which is also the date used for the related annual measurement assumptions. The discount rate reflects the current rate at which the associated liabilities could be effectively settled at the end of the year. The Company sets its rate to reflect the yield of a portfolio of high quality, fixed-income debt instruments that would produce cash flows sufficient in timing and amount to settle projected future benefits. Using this methodology, the Company determined a discount rate of 4.14% for pension and 4.00% for postretirement benefits to be appropriate for its U.S. plans as of December 31, 2012, which is a decrease of 0.01  percentage points and 0.04 percentage points, respectively, from the rates used as of December 31, 2011. For the international pension and postretirement plans the discount rates also reflect the current rate at which the associated liabilities could be effectively settled at the end of the year. If the country has a deep market in corporate bonds the Company matches the expected cash flows from the plan either to a portfolio of bonds that generate sufficient cash flow or a notional yield curve generated from available bond information. In countries that do not have a deep market in corporate bonds, government bonds are considered with a risk premium to approximate corporate bond yields.

For the U.S. qualified pension plans, the Company’s assumption for the expected return on plan assets was 8.25% in 2012. The Company is lowering the 2013 expected return on plan assets for its U.S. pension plan by 0.25 percentage points to 8.00%. This will increase the 2013 expected pension expense by approximately $33 million. Projected returns are based primarily on broad, publicly traded equity and fixed-income indices and forward-looking estimates of active portfolio and investment management. As of December 31, 2012, the Company’s 2013 expected long-term rate of return on U.S. plan assets is based on an asset allocation assumption of 30% global equities, with an expected long-term rate of return of 7.58%; 16% private equities, with an expected long-term rate of return of 12.58%; 33% fixed-income securities, with an expected long-term rate of return of 3.72%; 16% absolute return investments independent of traditional performance benchmarks, with an expected long term return of 6.43%; and 5% commodities, with an expected long-term rate of return of 6.08%. The Company expects additional positive return from active investment management. These assumptions result in an 8.00% expected rate of return on an annualized basis in 2013. The actual rate of return on plan assets in 2012 was 13.6%. In 2011 the plan earned a rate of return of 8.7% and in 2010 earned a return of 14.4%. The average annual actual return on the plan assets over the past 10 and 25 years has been 10.5% and 10.6%, respectively. Return on assets assumptions for international pension and other post-retirement benefit plans are calculated on a plan-by-plan basis using plan asset allocations and expected long-term rate of return assumptions.

During 2012, the Company contributed $1.079 billion to its U.S. and international pension plans and $67 million to its postretirement plans. During 2011, the Company contributed $517 million to its U.S. and international pension plans and $65 million to its postretirement plans. In 2013, the Company expects to contribute an amount in the range of $400 million to $600 million of cash to its U.S. and international retirement plans. The Company does not have a required minimum cash pension contribution obligation for its U.S. plans in 2013. Therefore, the amount of the anticipated discretionary contribution could vary significantly depending on the U.S. plans’ funded status and the anticipated tax deductibility of the contribution. Future contributions will also depend on market conditions, interest rates and other factors.

Future Pension and Postretirement Benefit Payments

The following table provides the estimated pension and postretirement benefit payments that are payable from the plans to participants.

	Qualified and Non-qualified
	Pension Benefits		Postretirement
(Millions)	United States	International	Benefits
2013 Benefit Payments	$760	$211	$113
2014 Benefit Payments	784	223	126
2015 Benefit Payments	808	236	138
2016 Benefit Payments	831	248	153
2017 Benefit Payments	854	256	154
Following five years	4,566	1,463	787

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

The discussion that follows references the fair value measurements of certain assets in terms of levels 1, 2 and 3. See Note 12 for descriptions of these levels. While the company believes the valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

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

The fair values of the assets held by the U.S. pension plans by asset class are as follows:

	Fair Value Measurements Using Inputs Considered as						Fair Value at
(Millions)	Level 1		Level 2		Level 3		Dec. 31,
Asset Class	2012	2011	2012	2011	2012	2011	2012	2011
Equities
U.S. equities	$1,662	$1,186	$11	$14	$5	$5	$1,678	$1,205
Non-U.S. equities	1,332	1,095	—	1	—	—	1,332	1,096
Derivatives	—	—	5	(3)	—	—	5	(3)
EAFE index funds	—	—	250	476	—	—	250	476
Index funds	—	—	156	128	1	1	157	129
Long/short equity	—	—	—	—	477	436	477	436
Total Equities	$2,994	$2,281	$422	$616	$483	$442	$3,899	$3,339
Fixed Income
U.S. government securities	$844	$776	$796	$869	$—	$—	$1,640	$1,645
Non-U.S. government securities	—	—	378	314	—	—	378	314
Preferred and convertible securities	4	4	—	5	—	—	4	9
U.S. corporate bonds	196	168	1,249	1,049	—	5	1,445	1,222
Non-U.S. corporate bonds	—	—	286	244	—	—	286	244
Asset-backed securities	—	—	21	23	—	—	21	23
Collateralized mortgage obligations	—	—	43	137	—	—	43	137
Private placements	—	—	164	125	2	69	166	194
Derivative instruments	—	2	76	200	—	—	76	202
Other	—	—	29	24	—	—	29	24
Total Fixed Income	$1,044	$950	$3,042	$2,990	$2	$74	$4,088	$4,014
Private Equity
Buyouts	$—	$—	$—	$—	$662	$618	$662	$618
Derivative instruments	—	—	—	—	(51)	—	(51)	—
Direct investments	—	—	—	—	129	—	129	—
Distressed debt	—	—	—	—	301	333	301	333
Growth equity	7	1	—	—	84	27	91	28
Mezzanine	—	—	—	—	82	90	82	90
Real estate	—	—	—	—	136	148	136	148
Secondary	—	—	—	—	166	181	166	181
Venture capital	—	—	—	—	627	665	627	665
Total Private Equity	$7	$1	$—	$—	$2,136	$2,062	$2,143	$2,063
Absolute Return
Hedge funds and hedge fund of funds	$—	$—	$833	$1,235	$664	$88	$1,497	$1,323
Bank loan and other fixed income funds	—	—	—	—	201	432	201	432
Total Absolute Return	$—	$—	$833	$1,235	$865	$520	$1,698	$1,755
Commodities	$—	$—	$102	$435	$107	$105	$209	$540
Cash and Cash Equivalents	$429	$295	$1,547	$600	$—	$—	$1,976	$895
Total	$4,474	$3,527	$5,946	$5,876	$3,593	$3,203	$14,013	$12,606
Other items to reconcile to fair value of plan assets							$(232)	$(504)
Fair value of plan assets							$13,781	$12,102

Publicly traded equities are valued at the closing price reported in the active market in which the individual securities are traded. Index funds, including Europe, Australasia, and Far East (EAFE) funds, are valued at the net asset value (NAV) as determined by the custodian of the fund. The NAV is based on the fair value of the underlying assets owned by the fund, minus its liabilities then divided by the number of units outstanding. Long/short equity interests are valued using the most recent general partner statement of fair value, updated for any subsequent partnership interests’ cash flows or expected changes in fair value.

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

The private equity portfolio is a diversified mix of partnership interests including buyouts, derivative instruments, direct investments, distressed debt, growth equity, mezzanine, real estate and venture capital investments. Partnership interests are valued using the most recent general partner statement of fair value, updated for any subsequent partnership interests’ cash flows or expected changes in fair value.

Absolute return consists primarily of private partnership interests in hedge funds, hedge fund of funds and bank loan funds. Partnership interests are valued using the NAV as determined by the administrator or custodian of the fund. Hedge fund partnership interests, which have a redemption right and are past any lock-up redemption period, are classified as level 2. A hedge fund was restructured during 2012, extending the lock-up redemption period, and therefore was moved to level 3 during 2012.

Commodities consist of commodity-linked notes and commodity-linked derivative contracts designed to deliver investment returns similar to the Goldman Sachs Commodities Index (GSCI) or Dow Jones UBS Commodity index returns. Commodities are valued at closing prices determined by calculation agents for outstanding transactions.

Other items to reconcile to fair value of plan assets include the net of insurance receivables for WG Trading Company, interest receivables, amounts due for securities sold, amounts payable for securities purchased and interest payable.

The following table sets forth a summary of changes in the fair values of the U.S. pension plans’ level 3 assets for the years ended December 31, 2012 and 2011:

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
(Millions)	Equities	Fixed Income	Private Equity	Absolute Return	Commodities	Total
Beginning balance at Jan. 1, 2011	$506	$144	$2,075	$623	$111	$3,459
Net transfers into / (out of) level 3	—	5	—	(59)	—	(54)
Purchases, sales, issuances, and settlements, net	(52)	(97)	(108)	3	—	(254)
Realized gain / (loss)	3	21	(50)	5	—	(21)
Change in unrealized gains / (losses) relating to instruments sold during the period	(8)	(17)	133	(36)	—	72
Change in unrealized gains / (losses) relating to instruments still held at the reporting date	(7)	18	12	(16)	(6)	1
Ending balance at Dec. 31, 2011	442	74	2,062	520	105	3,203
Net transfers into / (out of) level 3	—	(5)	—	472	—	467
Purchases, sales, issuances, and settlements, net	(1)	(73)	(108)	(225)	—	(407)
Realized gain / (loss)	—	25	120	76	—	221
Change in unrealized gains / (losses) relating to instruments sold during the period	(1)	(19)	(3)	(49)	(1)	(73)
Change in unrealized gains / (losses) relating to instruments still held at the reporting date	43	—	65	71	3	182
Ending balance at Dec. 31, 2012	$483	$2	$2,136	$865	$107	$3,593

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

Each plan has its own strategic asset allocation. The asset allocations are reviewed periodically and rebalanced when necessary.

The fair values of the assets held by the international pension plans by asset class are as follows:

	Fair Value Measurements Using Inputs Considered as						Fair Value at
(Millions)	Level 1		Level 2		Level 3		Dec. 31,
Asset Class	2012	2011	2012	2011	2012	2011	2012	2011
Equities
Growth equities	$628	$374	$133	$141	$—	$—	$761	$515
Value equities	468	401	23	98	—	—	491	499
Core equities	88	227	376	430	5	5	469	662
Total Equities	$1,184	$1,002	$532	$669	$5	$5	$1,721	$1,676
Fixed Income
Domestic government debt	$297	$188	$694	$579	$—	$6	$991	$773
Foreign government debt	170	93	445	647	2	2	617	742
Corporate debt securities	—	113	630	404	18	19	648	536
Mortgage backed debt	—	—	31	25	—	—	31	25
Other debt obligations	—	—	268	39	16	12	284	51
Total Fixed Income	$467	$394	$2,068	$1,694	$36	$39	$2,571	$2,127
Private Equity
Private equity funds	$—	$—	$—	$47	$22	$20	$22	$67
Real estate	3	3	42	38	49	47	94	88
Total Private Equity	$3	$3	$42	$85	$71	$67	$116	$155
Absolute Return
Hedge funds	$—	$—	$75	$172	$50	$—	$125	$172
Insurance	—	—	—	—	433	369	433	369
Derivatives	—	—	20	58	—	—	20	58
Other	—	—	24	2	2	1	26	3
Total Absolute Return	$—	$—	$119	$232	$485	$370	$604	$602
Cash and Cash Equivalents	$211	$106	$21	$2	$—	$—	$232	$108
Total	$1,865	$1,505	$2,782	$2,682	$597	$481	$5,244	$4,668
Other items to reconcile to fair value of plan assets							$(22)	$(25)
Fair value of plan assets							$5,222	$4,643

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

Other items to reconcile to fair value of plan assets include the net of interest receivables, amounts due for securities sold, amounts payable for securities purchased and interest payable.

The following table sets forth a summary of changes in the fair values of the international pension plans’ level 3 assets for the years ended December 31, 2012 and 2011:

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
(Millions)	Equities	Fixed Income	Private Equity	Absolute Return	Total
Beginning balance at Jan. 1, 2011	$98	$34	$70	$344	$546
Net transfers into / (out of) level 3	(93)	—	(21)	18	(96)
Foreign currency exchange	—	(1)	(1)	(10)	(12)
Purchases, sales, issuances, and settlements, net	—	—	17	3	20
Realized gain / (loss)	—	—	—	1	1
Change in unrealized gains / (losses) relating to instruments sold during the period	—	—	—	—	—
Change in unrealized gains / (losses) relating to instruments still held at the reporting date	—	6	2	14	22
Ending balance at Dec. 31, 2011	5	39	67	370	481
Net transfers into / (out of) level 3	—	—	—	—	—
Foreign currency exchange	—	2	(4)	2	—
Purchases, sales, issuances, and settlements, net	—	(2)	11	92	101
Realized gain / (loss)	—	—	—	—	—
Change in unrealized gains / (losses) relating to instruments sold during the period	—	—	—	—	—
Change in unrealized gains / (losses) relating to instruments still held at the reporting date	—	(3)	(3)	21	15
Ending balance at Dec. 31, 2012	$5	$36	$71	$485	$597

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

The fair values of the assets held by the postretirement benefit plans by asset class are as follows:

	Fair Value Measurements Using Inputs Considered as						Fair Value at
(Millions)	Level 1		Level 2		Level 3		Dec. 31,
Asset Class	2012	2011	2012	2011	2012	2011	2012	2011
Equities
U.S. equities	$466	$396	$—	$—	$—	$—	$466	$396
Non-U.S. equities	54	44	—	—	—	—	54	44
EAFE index funds	—	—	8	15	—	—	8	15
Index funds	—	—	42	43	—	—	42	43
Long/short equity	—	—	—	—	16	14	16	14
Total Equities	$520	$440	$50	$58	$16	$14	$586	$512
Fixed Income
U.S. government securities	$63	$55	$217	$197	$—	$—	$280	$252
Non-U.S. government securities	—	—	16	12	—	—	16	12
U.S. corporate bonds	6	6	68	62	—	—	74	68
Non-U.S. corporate bonds	—	—	16	14	—	—	16	14
Asset-backed securities	—	—	6	5	—	—	6	5
Collateralized mortgage obligations	—	—	4	7	—	—	4	7
Private placements	—	—	11	9	—	2	11	11
Derivative instruments	—	—	2	7	—	—	2	7
Other	—	—	1	1	—	—	1	1
Total Fixed Income	$69	$61	$341	$314	$—	$2	$410	$377
Private Equity
Buyouts	$—	$—	$—	$—	$51	$56	$51	$56
Derivative instruments	—	—	—	—	(2)	—	(2)	—
Direct investments	—	—	—	—	4	—	4	—
Distressed debt	—	—	—	—	11	17	11	17
Growth equity	—	—	—	—	3	1	3	1
Mezzanine	—	—	—	—	3	3	3	3
Real estate	—	—	—	—	4	4	4	4
Secondary	—	—	—	—	5	6	5	6
Venture capital	—	—	—	—	91	100	91	100
Total Private Equity	$—	$—	$—	$—	$170	$187	$170	$187
Absolute Return
Hedge funds and hedge fund of funds	$—	$—	$27	$40	$21	$3	$48	$43
Bank loan and other fixed income funds	—	—	—	—	7	14	7	14
Total Absolute Return	$—	$—	$27	$40	$28	$17	$55	$57
Commodities	$—	$—	$3	$14	$4	$4	$7	$18
Cash and Cash Equivalents	$51	$10	$50	$51	$—	$—	$101	$61
Total	$640	$511	$471	$477	$218	$224	$1,329	$1,212
Other items to reconcile to fair value of plan assets							$(8)	$(3)
Fair value of plan assets							$1,321	$1,209

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

The private equity portfolio is a diversified mix of partnership interests including buyouts, derivative instruments, direct investments, distressed debt, growth equity, mezzanine, real estate and venture capital investments. Partnership interests are valued using the most recent general partner statement of fair value, updated for any subsequent partnership interests’ cash flows or expected changes in fair value.

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

Other items to reconcile to fair value of plan assets include the net of interest receivables, amounts due for securities sold, foreign currency fluctuations, amounts payable for securities purchased and interest payable.

The following table sets forth a summary of changes in the fair values of the postretirement plans’ level 3 assets for the years ended December 31, 2012 and 2011:

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
(Millions)	Equities	Fixed Income	Private Equity	Absolute Return	Commodities	Total
Beginning balance at Jan. 1, 2011	$16	$4	$226	$20	$3	$269
Net transfers into / (out of) level 3	—	—	—	(2)	—	(2)
Purchases, sales, issuances, and settlements, net	(1)	(3)	(43)	1	—	(46)
Realized gain / (loss)	—	1	(31)	—	—	(30)
Change in unrealized gains / (losses) relating to instruments sold during the period	(1)	(1)	20	(1)	—	17
Change in unrealized gains / (losses) relating to instruments still held at the reporting date	—	1	15	(1)	1	16
Ending balance at Dec. 31, 2011	14	2	187	17	4	224
Net transfers into / (out of) level 3	—	—	—	15	—	15
Purchases, sales, issuances, and settlements, net	—	(2)	(27)	(7)	—	(36)
Realized gain / (loss)	—	1	11	2	—	14
Change in unrealized gains / (losses) relating to instruments sold during the period	—	(1)	(4)	(1)	—	(6)
Change in unrealized gains / (losses) relating to instruments still held at the reporting date	2	—	3	2	—	7
Ending balance at Dec. 31, 2012	$16	$—	$170	$28	$4	$218

NOTE 11.  Derivatives

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

Additional information with respect to the impacts on other comprehensive income of nonderivative hedging and derivative instruments is included in Note 5. Additional information with respect to the fair value of derivative instruments is included in Note 12. References to information regarding derivatives and/or hedging instruments associated with the Company’s long-term debt are also made in Note 9.

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

Cash Flow Hedging - Foreign Currency Forward and Option Contracts: The Company enters into foreign exchange forward and option contracts to hedge against the effect of exchange rate fluctuations on cash flows denominated in foreign currencies and certain intercompany financing transactions. These transactions are designated as cash flow hedges. The settlement or extension of these derivatives will result in reclassifications (from accumulated other comprehensive income) to earnings in the period during which the hedged transactions affect earnings. Generally, 3M dedesignates these cash flow hedge relationships in advance of the occurrence of the forecasted transaction. The portion of gains or losses on the derivative instrument previously accumulated in other comprehensive income for dedesignated hedges remains in accumulated other comprehensive income until the forecasted transaction occurs. Changes in the value of derivative instruments after dedesignation are recorded in earnings and are included in the Derivatives Not Designated as Hedging Instruments section below. Hedge ineffectiveness and the amount excluded from effectiveness testing recognized in income on cash flow hedges were not material for 2012, 2011 and 2010. The maximum length of time over which 3M hedges its exposure to the variability in future cash flows for a majority of the forecasted transactions is 12 months and, accordingly, at December 31, 2012, the majority of the Company’s open foreign exchange forward and option contracts had maturities of one year or less. The dollar equivalent gross notional amount of the Company’s foreign exchange forward and option contracts designated as cash flow hedges at December 31, 2012 was approximately $5.8 billion.

Cash Flow Hedging - Commodity Price Management: The Company manages commodity price risks through negotiated supply contracts, price protection agreements and forward physical contracts. The Company uses commodity price swaps relative to natural gas as cash flow hedges of forecasted transactions to manage price volatility. The related mark-to-market gain or loss on qualifying hedges is included in other comprehensive income to the extent effective, and reclassified into cost of sales in the period during which the hedged transaction affects earnings. Generally, the length of time over which 3M hedges its exposure to the variability in future cash flows for its forecasted natural gas transactions is 12 months. No significant commodity cash flow hedges were discontinued and hedge ineffectiveness was not material for 2012, 2011 and 2010. The dollar equivalent gross notional amount of the Company’s natural gas commodity price swaps designated as cash flow hedges at December 31, 2012 was $18 million.

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

As of December 31, 2012, the Company had a balance of $23 million associated with the after tax net unrealized loss associated with cash flow hedging instruments recorded in accumulated other comprehensive income. This includes a $3 million balance (loss) related to a floating-to-fixed interest rate swap (discussed in the preceding paragraph), which will be amortized over the five-year life of the note. 3M expects to reclassify a majority of the remaining balance to earnings over the next 12 months (with the impact offset by cash flows from underlying hedged items).

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

Year Ended December 31, 2012 (Millions)	Pretax Gain (Loss) Recognized in Other Comprehensive Income on Effective Portion of Derivative	Pretax Gain (Loss) Recognized in Income on Effective Portion of Derivative as a Result of Reclassification from Accumulated Other Comprehensive Income		Ineffective Portion of Gain (Loss) on Derivative and Amount Excluded from Effectiveness Testing Recognized in Income
Derivatives in Cash Flow Hedging Relationships	Amount	Location	Amount	Location	Amount
Foreign currency forward/option contracts	$(35)	Cost of sales	$41	Cost of sales	$—
Foreign currency forward contracts	29	Interest expense	29	Interest expense	—
Commodity price swap contracts	(4)	Cost of sales	(10)	Cost of sales	—
Interest rate swap contracts	—	Interest expense	(1)	Interest expense	—
Total	$(10)		$59		$—

Year Ended December 31, 2011 (Millions)	Pretax Gain (Loss) Recognized in Other Comprehensive Income on Effective Portion of Derivative	Pretax Gain (Loss) Recognized in Income on Effective Portion of Derivative as a Result of Reclassification from Accumulated Other Comprehensive Income		Ineffective Portion of Gain (Loss) on Derivative and Amount Excluded from Effectiveness Testing Recognized in Income
Derivatives in Cash Flow Hedging Relationships	Amount	Location	Amount	Location	Amount
Foreign currency forward/option contracts	$3	Cost of sales	$(87)	Cost of sales	$—
Foreign currency forward contracts	(42)	Interest expense	(41)	Interest expense	—
Commodity price swap contracts	(4)	Cost of sales	(6)	Cost of sales	—
Interest rate swap contracts	(7)	Interest expense	—	Interest expense	—
Total	$(50)		$(134)		$—

Year Ended December 31, 2010 (Millions)	Pretax Gain (Loss) Recognized in Other Comprehensive Income on Effective Portion of Derivative	Pretax Gain (Loss) Recognized in Income on Effective Portion of Derivative as a Result of Reclassification from Accumulated Other Comprehensive Income		Ineffective Portion of Gain (Loss) on Derivative and Amount Excluded from Effectiveness Testing Recognized in Income
Derivatives in Cash Flow Hedging Relationships	Amount	Location	Amount	Location	Amount
Foreign currency forward/option contracts	$(30)	Cost of sales	$(39)	Cost of sales	$—
Foreign currency forward contracts	34	Interest expense	33	Interest expense	—
Commodity price swap contracts	(13)	Cost of sales	(9)	Cost of sales	—
Total	$(9)		$(15)		$—

Fair Value Hedges:

For derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivatives as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings.

Fair Value Hedging - Interest Rate Swaps: The Company manages interest expense using a mix of fixed and floating rate debt. To help manage borrowing costs, the Company may enter into interest rate swaps. Under these arrangements, the Company agrees to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated by reference to an agreed-upon notional principal amount. The mark-to-market of these fair value hedges is recorded as gains or losses in interest expense and is offset by the gain or loss of the underlying debt instrument, which also is recorded in interest expense. These fair value hedges are highly effective and, thus, there is no impact on earnings due to hedge ineffectiveness. The dollar equivalent (based on inception date foreign currency exchange rates) gross notional amount of the Company’s interest rate swaps at December 31, 2012 was $342 million.

At December 31, 2012, the Company had interest rate swaps designated as fair value hedges of underlying fixed rate obligations. In July 2007, in connection with the issuance of a seven-year Eurobond for an amount of 750 million Euros, the Company completed a fixed-to-floating interest rate swap on a notional amount of 400 million Euros as a fair value hedge of a portion of the fixed interest rate Eurobond obligation. In August 2010, the Company terminated 150 million Euros of the notional amount of this swap. As a result, a gain of 18 million Euros, recorded as part of the balance of the underlying debt, will be amortized as an offset to interest expense over this debt’s remaining life. Prior to termination of the applicable portion of the interest rate swap, the mark-to-market of the hedge instrument was recorded as gains or losses in interest expense and was offset by the gain or loss on carrying value of the underlying debt instrument. Consequently, the subsequent amortization of the 18 million Euros recorded as part of the underlying debt balance is not part of gains on hedged items recognized in income in the tables below.

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

The location in the consolidated statements of income and amounts of gains and losses related to derivative instruments designated as fair value hedges and similar information relative to the hedged items are as follows:

Year ended December 31, 2012	Gain (Loss) on Derivative		Gain (Loss) on Hedged Item
(Millions)	Recognized in Income		Recognized in Income
Derivatives in Fair Value Hedging Relationships	Location	Amount	Location	Amount
Interest rate swap contracts	Interest expense	$(5)	Interest expense	$5
Total		$(5)		$5

Year ended December 31, 2011	Gain (Loss) on Derivative		Gain (Loss) on Hedged Item
(Millions)	Recognized in Income		Recognized in Income
Derivatives in Fair Value Hedging Relationships	Location	Amount	Location	Amount
Interest rate swap contracts	Interest expense	$(10)	Interest expense	$10
Total		$(10)		$10

Year ended December 31, 2010	Gain (Loss) on Derivative		Gain (Loss) on Hedged Item
(Millions)	Recognized in Income		Recognized in Income
Derivatives in Fair Value Hedging Relationships	Location	Amount	Location	Amount
Interest rate swap contracts	Interest expense	$(16)	Interest expense	$16
Total		$(16)		$16

Net Investment Hedges:

As circumstances warrant, the Company uses cross currency swaps, forwards and foreign currency denominated debt to hedge portions of the Company’s net investments in foreign operations. For hedges that meet the effectiveness requirements, the net gains or losses attributable to changes in spot exchange rates are recorded in cumulative translation within other comprehensive income. The remainder of the change in value of such instruments is recorded in earnings. Recognition in earnings of amounts previously recorded in cumulative translation is limited to circumstances such as complete or substantially complete liquidation of the net investment in the hedged foreign operation. At December 31, 2012, there were no cross currency swaps and foreign currency forward contracts designated as net investment hedges.

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

Year ended December 31, 2012 Derivative and Nonderivative Instruments in Net Investment Hedging Relationships	Pretax Gain (Loss) Recognized as Cumulative Translation within Other Comprehensive Income on Effective Portion of Instrument	Ineffective Portion of Gain (Loss) on Instrument and Amount Excluded from Effectiveness Testing Recognized in Income
(Millions)	Amount	Location	Amount
Foreign currency denominated debt	$(29)	N/A	$—
Total	$(29)		$—

Year ended December 31, 2011 Derivative and Nonderivative Instruments in Net Investment Hedging Relationships	Pretax Gain (Loss) Recognized as Cumulative Translation within Other Comprehensive Income on Effective Portion of Instrument	Ineffective Portion of Gain (Loss) on Instrument and Amount Excluded from Effectiveness Testing Recognized in Income
(Millions)	Amount	Location	Amount
Foreign currency denominated debt	$41	N/A	$—
Total	$41		$—

Year ended December 31, 2010 Derivative and Nonderivative Instruments in Net Investment Hedging Relationships	Pretax Gain (Loss) Recognized as Cumulative Translation within Other Comprehensive Income on Effective Portion of Instrument	Ineffective Portion of Gain (Loss) on Instrument and Amount Excluded from Effectiveness Testing Recognized in Income
(Millions)	Amount	Location	Amount
Foreign currency denominated debt	$111	N/A	$—
Total	$111		$—

Derivatives Not Designated as Hedging Instruments:

Derivatives not designated as hedging instruments include dedesignated foreign currency forward and option contracts that formerly were designated in cash flow hedging relationships (as referenced in the Cash Flow Hedges section above). In addition, 3M enters into foreign currency forward contracts and commodity price swaps to offset, in part, the impacts of certain intercompany activities (primarily associated with intercompany licensing arrangements) and fluctuations in costs associated with the use of certain precious metals, respectively. These derivative instruments are not designated in hedging relationships; therefore, fair value gains and losses on these contracts are recorded in earnings. The dollar equivalent gross notional amount of these forward, option and swap contracts not designated as hedging instruments totaled $1.0 billion as of December 31, 2012. The Company does not hold or issue derivative financial instruments for trading purposes.

The location in the consolidated statements of income and amounts of gains and losses related to derivative instruments not designated as hedging instruments are as follows:

	Year ended December 31, 2012		Year ended December 31, 2011
Derivatives Not Designated as Hedging Instruments	Gain (Loss) on Derivative Recognized in Income		Gain (Loss) on Derivative Recognized in Income
(Millions)	Location	Amount	Location	Amount
Foreign currency forward/option contracts	Cost of sales	$(24)	Cost of sales	$13
Foreign currency forward contracts	Interest expense	22	Interest expense	9
Total		$(2)		$22

	Year ended December 31, 2010
Derivatives Not Designated as Hedging Instruments	Gain (Loss) on Derivative Recognized in Income
(Millions)	Location	Amount
Foreign currency forward/option contracts	Cost of sales	$(24)
Foreign currency forward contracts	Interest expense	(19)
Commodity price swap contracts	Cost of sales	1
Total		$(42)

Location and Fair Value Amount of Derivative Instruments

The following tables summarize the fair value of 3M’s derivative instruments, excluding nonderivative instruments used as hedging instruments, and their location in the consolidated balance sheet. Additional information with respect to the fair value of derivative instruments is included in Note 12.

December 31, 2012
(Millions)	Assets		Liabilities
Fair Value of Derivative Instruments	Location	Amount	Location	Amount
Derivatives designated as hedging instruments
Foreign currency forward/option contracts	Other current assets	$39	Other current liabilities	$85
Commodity price swap contracts	Other current assets	—	Other current liabilities	1
Interest rate swap contracts	Other assets	23	Other liabilities	—
Total derivatives designated as hedging instruments		$62		$86

Derivatives not designated as hedging instruments
Foreign currency forward/option contracts	Other current assets	$10	Other current liabilities	$20
Total derivatives not designated as hedging instruments		$10		$20

Total derivative instruments		$72		$106

December 31, 2011
(Millions)	Assets		Liabilities
Fair Value of Derivative Instruments	Location	Amount	Location	Amount
Derivatives designated as hedging instruments
Foreign currency forward/option contracts	Other current assets	$82	Other current liabilities	$34
Commodity price swap contracts	Other current assets	—	Other current liabilities	7
Interest rate swap contracts	Other assets	28	Other liabilities	—
Total derivatives designated as hedging instruments		$110		$41

Derivatives not designated as hedging instruments
Foreign currency forward/option contracts	Other current assets	$25	Other current liabilities	$8
Total derivatives not designated as hedging instruments		$25		$8

Total derivative instruments		$135		$49

Currency Effects

Currency Effects: 3M estimates that year-on-year currency effects, including hedging impacts, decreased net income attributable to 3M by approximately $103 million in 2012 and increased net income attributable to 3M by approximately $154 million in 2011. These estimates include the effect of translating profits from local currencies into U.S. dollars; the impact of currency fluctuations on the transfer of goods between 3M operations in the United States and abroad; and transaction gains and losses, including derivative instruments designed to reduce foreign currency exchange rate risks and the negative impact of swapping Venezuelan bolivars into U.S. dollars. 3M estimates that year-on-year derivative and other transaction gains and losses increased net income attributable to 3M by approximately $49 million in 2012 and had an immaterial impact on net income attributable to 3M in 2011.

NOTE 12.  Fair Value Measurements

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis:

For 3M, assets and liabilities that are measured at fair value on a recurring basis primarily relate to available-for-sale marketable securities, available-for-sale investments (included as part of investments in the Consolidated Balance Sheet) and certain derivative instruments. Derivatives include cash flow hedges, interest rate swaps and most net investment hedges. The information in the following paragraphs and tables primarily addresses matters relative to these financial assets and liabilities. Separately, there were no material fair value measurements with respect to nonfinancial assets or liabilities that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis for 2012 and 2011.

3M uses various valuation techniques, which are primarily based upon the market and income approaches, with respect to financial assets and liabilities. Following is a description of the valuation methodologies used for the respective financial assets and liabilities measured at fair value.

Available-for-sale marketable securities — except auction rate securities:

Marketable securities, except auction rate securities, are valued utilizing multiple sources. A weighted average price is used for these securities. Market prices are obtained for these securities from a variety of industry standard data providers, security master files from large financial institutions, and other third-party sources. These multiple prices are used as inputs into a distribution-curve-based algorithm to determine the daily fair value to be used. 3M classifies U.S. treasury securities as level 1, while all other marketable securities (excluding auction rate securities) are classified as level 2. Marketable securities are discussed further in Note 8.

Available-for-sale marketable securities — auction rate securities only:

As discussed in Note 8, auction rate securities held by 3M failed to auction since the second half of 2007. As a result, investments in auction rate securities are valued utilizing third-party indicative bid levels in markets that are not active and broker-dealer valuation models that utilize inputs such as current/forward interest rates, current market conditions and credit default swap spreads. 3M classifies these securities as level 3.

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

The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis.

		Fair Value Measurements
(Millions)	Fair Value at	Using Inputs Considered as
Description	Dec. 31, 2012	Level 1	Level 2	Level 3
Assets:
Available-for-sale:
Marketable securities:
U.S. government agency securities	$287	$—	$287	$—
Foreign government agency securities	67	—	67	—
Corporate debt securities	965	—	965	—
Certificates of deposit/time deposits	41	—	41	—
Commercial paper	116	—	116	—
Asset-backed securities:
Automobile loan related	942	—	942	—
Credit card related	157	—	157	—
Equipment lease related	90	—	90	—
Other	39	—	39	—
U.S. treasury securities	72	72	—	—
U.S. municipal securities	27	—	27	—
Auction rate securities	7	—	—	7
Investments	3	3	—	—
Derivative instruments — assets:
Foreign currency forward/option contracts	49	49	—	—
Interest rate swap contracts	23	—	23	—

Liabilities:
Derivative instruments — liabilities:
Foreign currency forward/option contracts	105	104	1	—
Commodity price swap contracts	1	1	—	—

		Fair Value Measurements
(Millions)	Fair Value at	Using Inputs Considered as
Description	Dec. 31, 2011	Level 1	Level 2	Level 3
Assets:
Available-for-sale:
Marketable securities:
U.S. government agency securities	$480	$—	$480	$—
Foreign government agency securities	23	—	23	—
Corporate debt securities	668	—	668	—
Certificates of deposit/time deposits	49	—	49	—
Commercial paper	30	—	30	—
Asset-backed securities:
Automobile loan related	718	—	718	—
Credit card related	268	—	268	—
Equipment lease related	64	—	64	—
Other	5	—	5	—
U.S. treasury securities	34	34	—	—
U.S. municipal securities	14	—	14	—
Auction rate securities	4	—	—	4
Investments	4	4	—	—
Derivative instruments — assets:
Foreign currency forward/option contracts	107	98	9	—
Interest rate swap contracts	28	—	28	—

Liabilities:
Derivative instruments — liabilities:
Foreign currency forward/option contracts	42	42	—	—
Commodity price swap contracts	7	7	—	—

The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3).

(Millions)
Marketable securities – auction rate securities only	2012	2011	2010
Beginning balance	$4	$7	$5
Total gains or losses:
Included in earnings	—	—	—
Included in other comprehensive income	3	(3)	2
Purchases, issuances, and settlements	—	—	—
Transfers in and/or out of Level 3	—	—	—
Ending balance (December 31)	7	4	7

Additional losses included in earnings due to reclassifications from other comprehensive income for:
Securities sold during the period ended December 31	—	—	—
Securities still held at December 31	—	—	—

In addition, the plan assets of 3M’s pension and postretirement benefit plans are measured at fair value on a recurring basis (at least annually). Refer to Note 10.

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis:

Disclosures are required for certain assets and liabilities that are measured at fair value, but are recognized and disclosed at fair value on a nonrecurring basis in periods subsequent to initial recognition. For 3M, such measurements of fair value relate primarily to long-lived asset impairments. There were no material long-lived asset impairments for 2012, 2011 and 2010.

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

	December 31, 2012		December 31, 2011
	Carrying	Fair	Carrying	Fair
(Millions)	Value	Value	Value	Value
Long-term debt, excluding current portion	$4,916	$5,363	$4,484	$5,002

The fair values reflected above consider the terms of the related debt absent the impacts of derivative/hedging activity. The carrying amount of long-term debt referenced above is impacted by certain fixed-to-floating interest rate swaps that are designated as fair value hedges and by the designation of fixed rate Eurobond securities issued by the Company as hedging instruments of the Company’s net investment in its European subsidiaries. 3M’s fixed-rate bonds were trading at a premium at December 31, 2012 and 2011 due to the low interest rates and tightening of 3M’s credit spreads.

NOTE 13.  Commitments and Contingencies

Capital and Operating Leases:

Rental expense under operating leases was $300 million in 2012, $279 million in 2011 and $262 million in 2010. It is 3M’s practice to secure renewal rights for leases, thereby giving 3M the right, but not the obligation, to maintain a presence in a leased facility. 3M has two primary capital leases. First, 3M has a capital lease, which became effective in April 2003, that involves a building in the United Kingdom (with a lease term of 22 years). During the second quarter of 2003, 3M recorded a capital lease asset and obligation of approximately 33.5 million British Pound (GBP), or approximately $54 million at December 31, 2012 exchange rates. Second, during the fourth quarter of 2009, 3M recorded a capital lease asset and obligation of approximately $50 million related to an IT investment with an amortization period of seven years.

Minimum lease payments under capital and operating leases with non-cancelable terms in excess of one year as of December 31, 2012, were as follows:

(Millions)	Capital Leases	Operating Leases
2013	$22	$194
2014	21	158
2015	8	119
2016	7	77
2017	4	68
After 2017	34	119
Total	$96	$735
Less: Amounts representing interest	6
Present value of future minimum lease payments	90
Less: Current obligations under capital leases	19
Long-term obligations under capital leases	$71

Warranties/Guarantees:

3M’s accrued product warranty liabilities, recorded on the Consolidated Balance Sheet as part of current and long-term liabilities, are estimated at approximately $28 million at both December 31, 2012 and December 31, 2011. 3M does not consider this amount to be material. The fair value of 3M guarantees of loans with third parties and other guarantee arrangements are not material.

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

Process for Disclosure and Recording of Liabilities and Insurance Receivables Related to Legal Proceedings

Many lawsuits and claims involve highly complex issues relating to causation, scientific evidence, and whether there are actual damages and are otherwise subject to substantial uncertainties. Assessments of lawsuits and claims can involve a series of complex judgments about future events and can rely heavily on estimates and assumptions. The Company complies with the requirements of ASC Topic 450, Contingencies, and related guidance, and records liabilities for legal proceedings in those instances where it can reasonably estimate the amount of the loss and where liability is probable. Where the reasonable estimate of the probable loss is a range, the Company records the most likely estimate of the loss, or the low end of the range if there is no one best estimate. The Company either discloses the amount of a possible loss or range of loss in excess of established accruals if estimable, or states that such an estimate cannot be made. The Company discloses significant legal proceedings even where liability is not probable or the amount of the liability is not estimable, or both, if the Company believes there is at least a reasonable possibility that a loss may be incurred.

The Company estimates insurance receivables based on an analysis of its numerous policies, including their exclusions, pertinent case law interpreting comparable policies, its experience with similar claims, and assessment of the nature of the claim and remaining coverage, and records an amount it has concluded is likely to be recovered. For those insured matters where the Company has taken an accrual, the Company also records receivables for the amount of insurance that it expects to recover under the Company’s insurance program. For those insured matters where the Company has not taken an accrual because the liability is not probable or the amount of the liability is not estimable, or both, but where the Company has incurred an expense in defending itself, the Company records receivables for the amount of insurance that it expects to recover for the expense incurred.

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

The following table shows the major categories of significant legal matters — respirator mask/asbestos litigation (including Aearo – described below), environmental remediation and other environmental liabilities — for which the Company has been able to estimate its probable liability and for which the Company has taken accruals and the related insurance receivables:

Liability and Receivable Balances
At December 31
(Millions)	2012	2011	2010

Respirator mask/asbestos liabilities	$154	$130	$126
Respirator mask/asbestos insurance receivables	87	121	122

Environmental remediation liabilities	$29	$28	$24
Environmental remediation insurance receivables	11	15	15

Other environmental liabilities	$57	$75	$90
Other environmental insurance receivables	15	—	—

Respirator Mask/Asbestos Litigation

As of December 31, 2012, the Company is a named defendant, with multiple co-defendants, in numerous lawsuits in various courts that purport to represent approximately 2,060 individual claimants compared to approximately 2,260 individual claimants with actions pending at December 31, 2011.

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

Plaintiffs have asserted specific dollar claims for damages in approximately 40% of the 1,149 lawsuits that were pending against the Company at the end of 2012 in all jurisdictions. A majority of states restrict or prohibit specifying damages in tort cases such as these, and most of the remaining jurisdictions do not require such specification. In those cases in which plaintiffs choose to assert specific dollar amounts in their complaints, brought in states that permit such pleading, the amounts claimed are typically not meaningful as an indicator of the Company’s potential liability. This is because (a) the amounts claimed typically bear no relation to the extent of the plaintiff’s injury, if any; (b) the complaints nearly always assert claims against multiple defendants with the typical complaint asserting claims against as few as a dozen different defendants to upwards of 100 different defendants, the damages alleged are not attributed to individual defendants, and a defendant’s share of liability may turn on the law of joint and several liability, which can vary by state, and by the amount of fault a jury allocates to each defendant if a case is ultimately tried before a jury; (c) many cases are filed against the Company even though the plaintiffs did not use any of the Company’s products and, ultimately, are withdrawn or dismissed without any payment; and (d) many cases are brought on behalf of plaintiffs who have not suffered any medical injury, and, ultimately, are resolved without any payment or a payment that is a small fraction of the damages initially claimed. Of the 465 pending cases in which purported damage amounts are specified in the complaints, 281 cases involve claims of $100,000 or less (18 of which also allege punitive damages of $15,000, 13 of which also allege punitive damages of $10 million, and 3 of which also allege punitive damages of $20 million); 59 cases involve claims between $100,000 and $3 million (45 of which also allege punitive damages of $250,000, and 8 of which also allege punitive damages of $1 million); 7 cases involve claims between $3 million and $7.5 million (all of which also allege punitive damages of $5 million); 5 cases involve claims of $10 million (4 of which also allege punitive damages of $10 million); 72 cases involve claims of $10 million to $50 million (all of which also allege punitive damages of $13 million); 4 cases involve claims of $50 million (all of which also allege punitive damages of $50 million) and 37 cases involve claims of over $50 million (36 of which allege punitive damages of $100 million). Some complaints allege that the compensatory and punitive damages are at least the amounts specified. As previously stated, the Company’s experience and the other reasons cited indicate that the damage amounts specified in complaints are not a meaningful factor in any assessment of the Company’s potential liability.

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

As a result of the greater cost of resolving claims of persons with more serious injuries, including mesothelioma and other malignancies, the Company increased its accruals in 2012 for respirator mask/asbestos liabilities by $71 million. During 2012, the Company made payments for fees and settlements of $45 million related to the respirator mask/asbestos litigation. As of December 31, 2012, the Company had accruals for respirator mask/asbestos liabilities of $126 million (excluding Aearo accruals). The Company cannot estimate the amount or range of amounts by which the liability may exceed the accrual the Company has established because of the (i) inherent difficulty in projecting the number of claims that have not yet been asserted, particularly with respect to the Company’s respiratory products that themselves did not contain any harmful materials, (ii) the complaints nearly always assert claims against multiple defendants where the damages alleged are typically not attributed to individual defendants so that a defendant’s share of liability may turn on the law of joint and several liability, which can vary by state, (iii) the multiple factors described above that the Company considers in estimating its liabilities, and (iv) the several possible developments described above that may occur that could affect the Company’s estimate of liabilities.

As of December 31, 2012, the Company’s receivable for insurance recoveries related to the respirator mask/asbestos litigation was $87 million. In 2012, the Company increased its receivables for expected insurance recoveries by $39 million related to this litigation. The Company estimates insurance receivables based on an analysis of its numerous policies, including their exclusions, pertinent case law interpreting comparable policies, its experience with similar claims, and assessment of the nature of the claim and remaining coverage, and records an amount it has concluded is likely to be recovered.

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

As previously reported, on January 5, 2007 the Company was served with a declaratory judgment action filed on behalf of two of its insurers (Continental Casualty and Continental Insurance Co. — both part of the Continental Casualty Group) disclaiming coverage for respirator mask/asbestos claims. The action, pending in the District Court in Ramsey County, Minnesota, seeks declaratory judgment regarding coverage provided by the policies and the allocation of covered costs among the policies issued by the various insurers. The action named, in addition to the Company, over 60 of the Company’s insurers. This action is similar in nature to an action filed in 1994 with respect to breast implant coverage, which ultimately resulted in the Minnesota Supreme Court’s ruling of 2003 that was largely in the Company’s favor. The plaintiff insurers have served an amended complaint that names some additional insurers and deletes others. A significant number of the insurer defendants named in the amended complaint have been dismissed because of settlements they have reached with 3M regarding the matters at issue in the lawsuit. The case is currently in the discovery phase. Trial is scheduled to begin in the summer of 2013. During 2012, the Company reached settlements with several insurers, including Continental Casualty and Continental Insurance Co. mentioned above, that will result in payments totaling approximately $87 million ($72 million of which has been received in 2012) to the Company over the next year.

Respirator Mask/Asbestos Litigation – Aearo Technologies

On April 1, 2008, a subsidiary of the Company purchased the stock of Aearo Holding Corp., the parent of Aearo Technologies (“Aearo”). Aearo manufactured and sold various products, including personal protection equipment, such as eye, ear, head, face, fall and certain respiratory protection products.

As of December 31, 2012, Aearo and/or other companies that previously owned and operated Aearo’s respirator business (American Optical Corporation, Warner-Lambert LLC, AO Corp. and Cabot Corporation (“Cabot”)) are named defendants, with multiple co-defendants, including the Company, in numerous lawsuits in various courts in which plaintiffs allege use of mask and respirator products and seek damages from Aearo and other defendants for alleged personal injury from workplace exposures to asbestos, silica-related, or other occupational dusts found in products manufactured by other defendants or generally in the workplace.

As of December 31, 2012, the Company, through its Aearo subsidiary, has recorded $28 million as the best estimate of the probable liabilities for product liabilities and defense costs related to current and future Aearo-related asbestos and silica-related claims. Responsibility for legal costs, as well as for settlements and judgments, is currently shared in an informal arrangement among Aearo, Cabot, American Optical Corporation and a subsidiary of Warner Lambert and their insurers (the “Payor Group”). Liability is allocated among the parties based on the number of years each company sold respiratory products under the “AO Safety” brand and/or owned the AO Safety Division of American Optical Corporation and the alleged years of exposure of the individual plaintiff. Aearo’s share of the contingent liability is further limited by an agreement entered into between Aearo and Cabot on July 11, 1995. This agreement provides that, so long as Aearo pays to Cabot an annual fee of $400,000, Cabot will retain responsibility and liability for, and indemnify Aearo against, asbestos and silica-related product liability claims for respirators manufactured prior to July 11, 1995. Because the date of manufacture for a particular respirator allegedly used in the past is often difficult to determine, Aearo and Cabot have applied the agreement to claims arising out of the alleged use of respirators while exposed to asbestos or silica or products containing asbestos or silica prior to January 1, 1997. With these arrangements in place, Aearo’s potential liability is limited to exposures alleged to have arisen from the use of respirators involving exposure to asbestos, silica, or silica products on or after January 1, 1997. To date, Aearo has elected to pay the annual fee. Aearo could potentially be exposed to additional claims for some part of the pre-July 11, 1995 period covered by its agreement with Cabot if Aearo elects to discontinue its participation in this arrangement, or if Cabot is no longer able to meet its obligations in these matters.

In March 2012, Cabot CSC Corporation and Cabot Corporation filed a lawsuit against Aearo in the Superior Court of Suffolk County, Massachusetts seeking declaratory relief as to the scope of Cabot’s indemnity obligations under the July 11, 1995 agreement, including whether Cabot has retained liability for coal workers’ pneumoconiosis claims, and seeking damages for breach of contract.

Developments may occur that could affect the estimate of Aearo’s liabilities. These developments include, but are not limited to: (i) significant changes in the number of future claims, (ii) significant changes in the average cost of resolving claims, (iii) significant changes in the legal costs of defending these claims, (iv) significant changes in the mix and nature of claims received, (v) trial and appellate outcomes, (vi) significant changes in the law and procedure applicable to these claims, (vii) significant changes in the liability allocation among the co-defendants, (viii) the financial viability of members of the Payor Group including exhaustion of available coverage limits, (ix) the outcome of pending insurance coverage litigation among certain other members of the Payor Group and their respective insurers, and/or (x) a determination that the interpretation of the contractual obligations on which Aearo has estimated its share of liability is inaccurate. The Company cannot determine the impact of these potential developments on its current estimate of Aearo’s share of liability for these existing and future claims. If any of the developments described above were to occur, the actual amount of these liabilities for existing and future claims could be significantly larger than the amount accrued.

Because of the inherent difficulty in projecting the number of claims that have not yet been asserted, the complexity of allocating responsibility for future claims among the Payor Group, and the several possible developments that may occur that could affect the estimate of Aearo’s liabilities, the Company cannot estimate the amount or range of amounts by which Aearo’s liability may exceed the accrual the Company has established.

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

Under certain environmental laws, including the United States Comprehensive Environmental Response, Compensation and Liability Act of 1980 and similar state laws, the Company may be jointly and severally liable, typically with other companies, for the costs of remediation of environmental contamination at current or former facilities and at off-site locations. The Company has identified numerous locations, most of which are in the United States, at which it may have some liability. Please refer to the paragraph entitled “Environmental Liabilities and Insurance Receivables” that follows for information on the amount of the accrual.

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

The Agency for Toxic Substances and Disease Registry (ATSDR) has completed a bio-monitoring study evaluating PFC blood levels in volunteers living near fields where wastewater treatment sludge was applied from the municipal wastewater treatment plant in Decatur, Alabama that received wastewater from numerous sources, including sanitary wastewater from 3M. The Company expects ATSDR to release its report in 2013.

3M continues its third and final phase of work pursuant to a Memorandum of Understanding with the EPA regarding an environmental assessment program at the Company’s Decatur manufacturing site. That work includes groundwater sampling off-site from the 3M Decatur facility as well as at three local landfills used by the facility. The Company shared results from this final phase of sampling work with the EPA in September, 2012.

The Company is continuing to make progress in its work, under the supervision of state regulators, to address its historic disposal of PFC-containing waste associated with manufacturing operations at the Cottage Grove, Minnesota and Decatur, Alabama plants.

As previously reported, the Company entered into a voluntary remedial action agreement with the Alabama Department of Environmental Management (ADEM) to address the presence of PFCs in the soil at the Company’s manufacturing facility in Decatur, Alabama. For approximately twenty years, the Company incorporated its wastewater treatment plant sludge containing PFCs in fields at its Decatur facility pursuant to a permit issued by ADEM. After a review of the available options to address the presence of PFCs in the soil, ADEM agreed that the preferred remediation option is to use a multilayer cap over the former sludge incorporation areas on the manufacturing site with subsequent groundwater migration controls and treatment. Implementation of that option will continue throughout the balance of 2013 and is expected to be completed in 2016.

The Company continues to work with the Minnesota Pollution Control Agency (MPCA) pursuant to the terms of the previously disclosed May 2007 Settlement Agreement and Consent Order to address the presence of certain PFCs in the soil and groundwater at former disposal sites in Washington County, Minnesota (Oakdale and Woodbury) and at the Company’s manufacturing facility at Cottage Grove, Minnesota. Under this agreement, the Company’s principal obligations include (i) evaluating releases of certain PFCs from these sites and proposing response actions; (ii) providing treatment or alternative drinking water upon identifying any level exceeding a Health Based Value (“HBV”) or Health Risk Limit (“HRL”) (i.e., the amount of a chemical in drinking water determined by the Minnesota Department of Health (MDH) to be safe for human consumption over a lifetime) for certain PFCs for which a HBV and/or HRL exists as a result of contamination from these sites; (iii) remediating identified sources of other PFCs at these sites that are not controlled by actions to remediate PFOA and PFOS; and (iv) sharing information with the MPCA about certain perfluorinated compounds. During 2008, the MPCA issued formal decisions adopting remedial options for the former disposal sites in Washington County, Minnesota (Oakdale and Woodbury). In August 2009, the MPCA issued a formal decision adopting remedial options for the Company’s Cottage Grove manufacturing facility. During the spring and summer of 2010, 3M began implementing the agreed upon remedial options at the Cottage Grove and Woodbury sites. 3M commenced the remedial option at the Oakdale site in late 2010. At each location the remedial options were recommended by the Company and approved by the MPCA. Remediation work has been completed at the Oakdale site, and it is in an operational maintenance mode. Remediation will continue at the other two sites during 2013.

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

In December 2010, the State of Minnesota, by its Attorney General Lori Swanson, acting in its capacity as trustee of the natural resources of the State of Minnesota, filed a lawsuit in Hennepin County District Court against 3M to recover damages (including unspecified assessment costs and reasonable attorney’s fees) for alleged injury to, destruction of, and loss of use of certain of the State’s natural resources under the Minnesota Environmental Response and Liability Act (MERLA) and the Minnesota Water Pollution Control Act (MWPCA), as well as statutory nuisance and common law claims of trespass, nuisance, and negligence with respect to the presence of PFCs in the groundwater, surface water, fish or other aquatic life and sediments. The State also seeks declarations under MERLA that 3M is responsible for all damages the State may suffer in the future for injuries to natural resources from releases of PFCs into the environment, and under MWPCA that 3M is responsible for compensation for future loss or destruction of fish, aquatic life and other damages.

In January 2011, the City of Lake Elmo filed a motion to intervene in the State of Minnesota lawsuit and seeks damages in excess of $50,000 and other legal and equitable relief, including reasonable attorneys’ fees, for alleged contamination of city property, wells, groundwater and water contained in the wells with PFCs under several theories, including common law and statutory nuisance, strict liability, trespass, negligence, and conversion. The court granted the City of Lake Elmo’s motion to intervene in this lawsuit.

In November 2011, the Metropolitan Council filed a motion to intervene and a complaint in the State of Minnesota lawsuit seeking damages in excess of $50,000 and other legal, declaratory and equitable relief, including reasonable attorneys’ fees, for costs and fees that the Metropolitan Council alleges it will be required to assess at some time in the future if the MPCA imposes restrictions on Metropolitan Council’s PFOS discharges to the Mississippi River. Metropolitan Council’s intervention motion was based on several theories, including common law negligence, and statutory claims under MERLA for response costs and under the Minnesota Environmental Rights Act (MERA) for declaratory and equitable relief against 3M for PFOS and other PFC pollution of the waters and sediments of the Mississippi River. 3M did not object to the motion to intervene. In January 2012, 3M answered the Metropolitan Council’s complaint and filed a counterclaim alleging that the Metropolitan Council discharges PFCs to the Mississippi River and discharges PFC-containing sludge and biosolids from one or more of its wastewater treatment plants onto agricultural lands and local area landfills. Accordingly, 3M requested that if the Court finds that the State is entitled to any of the damages the State seeks, 3M seeks contribution and apportionment from the Metropolitan Council, including attorneys’ fees, under MERLA, and contribution from and liability for the Metropolitan Council’s proportional share of damages awarded to the State under the MWPCA, as well as under statutory nuisance and common law theories of trespass, nuisance and negligence. 3M also seeks declaratory relief under MERA.

In May 2012, 3M filed a motion to disqualify the State of Minnesota’s counsel, Covington & Burling, LLP (Covington). In October 2012, the court granted 3M’s motion to disqualify Covington as counsel to the State and stayed discovery in the natural resources damages case for up to 180 days to give the State time to secure new counsel. In October 2012, the State and Covington appealed the court’s disqualification to the Minnesota Court of Appeals.

In June 2009, the Company, along with more than 250 other companies, was served with a third-party complaint seeking contribution towards the cost of cleaning up a 17-mile stretch of the Passaic River in New Jersey. After commencing an enforcement action in 1990, the State of New Jersey filed suit against Maxus Energy, Tierra Solutions, Occidental Chemical and two other companies seeking cleanup and removal costs and other damages associated with the presence of dioxin and other hazardous substances in the sediment of the Passaic. The third-party complaint seeks to spread those costs among the third-party defendants, including 3M. Allegations asserted against 3M relate to its use of two commercial drum conditioning facilities in New Jersey. Currently, the State of New Jersey is actively negotiating with third-party defendants, including 3M, to settle pending claims related to the state’s response costs. The potential scope of a state settlement remains uncertain and would not include release from potential federal claims, yet to be asserted, related to the final cleanup costs. Total costs for the remedy currently proposed by EPA could easily exceed $1 billion. While the Company does not yet have a basis for estimating its potential exposure in this case, or in the yet to be asserted EPA claim, the Company currently believes its allocable share of the possible loss, if any, is likely to be a fraction of one percent of the total costs because of the Company’s limited potential involvement at this site.

For environmental litigation matters described in this section for which a liability, if any, has been recorded, the Company believes the amount recorded, as well as the possible loss or range of loss in excess of the established accrual is not material to the Company’s consolidated results of operations or financial condition. For those matters for which a liability has not been recorded, the Company believes such liability is not probable and estimable and the Company is not able to estimate a possible loss or range of loss at this time, with the exception of the Passaic River litigation, where the Company’s potential exposure, if any, is likely to be a fraction of one percent of the total costs.

Environmental Liabilities and Insurance Receivables

As of December 31, 2012, the Company had recorded liabilities of $29 million for estimated “environmental remediation” costs based upon an evaluation of currently available facts with respect to each individual site and also recorded related insurance receivables of $11 million. The Company records liabilities for remediation costs on an undiscounted basis when they are probable and reasonably estimable, generally no later than the completion of feasibility studies or the Company’s commitment to a plan of action. Liabilities for estimated costs of environmental remediation, depending on the site, are based primarily upon internal or third-party environmental studies, and estimates as to the number, participation level and financial viability of any other potentially responsible parties, the extent of the contamination and the nature of required remedial actions. The Company adjusts recorded liabilities as further information develops or circumstances change. The Company expects that it will pay the amounts recorded over the periods of remediation for the applicable sites, currently ranging up to 20 years.

As of December 31, 2012, the Company had recorded liabilities of $57 million for “other environmental liabilities” based upon an evaluation of currently available facts to implement the Settlement Agreement and Consent Order with the MPCA, the remedial action agreement with ADEM, and to address trace amounts of perfluorinated compounds in drinking water sources in the City of Oakdale, Minnesota, as well as presence in the soil and groundwater at the Company’s manufacturing facilities in Decatur, Alabama, and Cottage Grove, Minnesota, and at two former disposal sites in Washington County, Minnesota (Oakdale and Woodbury). The Company expects that most of the spending will occur over the next four years. In 2012, the Company recorded expected insurance recoveries of $15 million related to “other environmental liabilities.”

It is difficult to estimate the cost of environmental compliance and remediation given the uncertainties regarding the interpretation and enforcement of applicable environmental laws and regulations, the extent of environmental contamination and the existence of alternative cleanup methods. Developments may occur that could affect the Company’s current assessment, including, but not limited to: (i) changes in the information available regarding the environmental impact of the Company’s operations and products; (ii) changes in environmental regulations, changes in permissible levels of specific compounds in drinking water sources, or changes in enforcement theories and policies, including efforts to recover natural resource damages; (iii) new and evolving analytical and remediation techniques; (iv) success in allocating liability to other potentially responsible parties; and (v) the financial viability of other potentially responsible parties and third-party indemnitors. For sites included in both “environmental remediation liabilities” and “other environmental liabilities,” at which remediation activity is largely complete and remaining activity relates primarily to operation and maintenance of the remedy, including required post-remediation monitoring, the Company believes the exposure to loss in excess of the amount accrued would not be material to the Company’s consolidated results of operations or financial condition. However, for locations at which remediation activity is largely ongoing, the Company cannot estimate a possible loss or range of loss in excess of the associated established accruals for the reasons described above.

Compliance Matters

In November 2009, the Company contacted the Department of Justice (DOJ) and Securities and Exchange Commission (SEC) to voluntarily disclose that the Company was conducting an internal investigation as a result of reports it received about its subsidiary in Turkey, alleging bid rigging and bribery and other inappropriate conduct in connection with the supply of certain reflective and other materials and related services to Turkish government entities. The Company also contacted certain affected government agencies in Turkey. In September 2012, the Turkish Competition Authority issued its decision finding that there was insufficient evidence obtained in the investigation to find that 3M Turkey or the other companies investigated violated the Turkish competition law.

The Company retained outside counsel to conduct an assessment of its policies, practices, and controls and to evaluate its overall compliance with the Foreign Corrupt Practices Act (FCPA), including a review of its practices in certain other countries and acquired entities. As part of its review, the Company has also reported to the DOJ and SEC issues arising from transactions in other countries. In January 2013, the DOJ and SEC each notified the Company that they are terminating their investigations into possible violations of the FCPA without taking any action or imposing any fines against the Company. Among the reasons cited by the DOJ for closing its investigation included the Company’s voluntary disclosure and cooperation, the Company’s thorough investigation, and the steps the Company has taken to enhance its anti-corruption compliance program.

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

Separately, several purported holders of Cogent shares, representing a total of approximately 5.8 million shares, have asserted appraisal rights under Delaware law. The Company has answered the appraisal petition and is defending this matter vigorously. Trial in Delaware occurred in November 2012; post-trial briefing is ongoing.

In October 2012, four plaintiffs filed purported class actions against Ceradyne, its directors, 3M and Cyborg Acquisition Corporation (a direct wholly owned subsidiary of 3M) in connection with 3M’s proposed acquisition of Ceradyne. Two suits were filed in California Superior Court for Orange County and two were filed in the Delaware Chancery Court. The suits seek principally to enjoin the proposed acquisition of Ceradyne, and allege that the defendants breached and/or aided and abetted the breach of their fiduciary duties to Ceradyne by seeking to sell Ceradyne through an allegedly unfair process and for an unfair price and on unfair terms, and/or by allegedly failing to make adequate disclosures to Ceradyne stockholders regarding the proposed acquisition of Ceradyne. The California court consolidated the two California actions. In the Delaware cases, the plaintiffs’ motions to expedite proceedings, which the defendants have opposed, was denied by the Delaware Chancery Court. The parties reached a settlement of those matters for an amount that is not material to the Company. The settlement papers are presently being drafted, and the settlement will be presented to the California court for preliminary and final approval.

Separately, one Ceradyne shareholder, who purports to hold 16,656 shares, filed a petition for appraisal rights under Delaware law.

3M filed suit against Avery Dennison Corporation in the United States District Court for the District of Minnesota in June 2010, alleging that Avery’s OmniCube™ full cube retroreflective sheeting products, which are used for highway signage, infringe a number of 3M patents. 3M’s motion to preliminarily enjoin the sales of Avery’s OmniCube retroreflective sheeting was denied in December 2010. 3M also sought a declaratory judgment from the District Court in Minnesota that 3M’s Diamond Grade™  DG3 full cube retroreflective sheeting does not infringe two Avery patents. The District Court granted Avery’s motion to dismiss 3M’s declaratory judgment suit in March 2011. 3M appealed the dismissal of the declaratory judgment lawsuit, and in January 2012, the Federal Circuit Court of Appeals issued a decision reversing the district court and reinstating the declaratory judgment action. Avery did not appeal this decision, and that action, including Avery’s counterclaims against 3M for infringement of the Avery patents, is proceeding in the District Court in Minnesota. In October 2010, Avery Dennison filed a lawsuit against the Company in the United States District Court for the Central District of California, alleging that 3M monopolized or attempted to monopolize the markets for Type XI retroreflective sheeting and for broad high performance sheeting in violation of the Sherman Act, as well as other claims. Avery alleges that 3M manipulated the standards-setting process of the American Society for Testing and Materials (ASTM), a private organization responsible for creating standards for, among other things, retroreflective sheeting used for highway signage; entered into illegal and anticompetitive contracts; and engaged in other anticompetitive acts including false advertising and disparagement. 3M’s motion to transfer the antitrust case to the United States District Court for the District of Minnesota was granted in February 2011. 3M’s patent infringement lawsuit against Avery, the declaratory judgment action against Avery (with Avery’s patent infringement counterclaims), and Avery’s antitrust suit against 3M are moving forward in the Minnesota Court.

In March 2012, the district court issued its claim construction ruling in the 3M patent case, finding in 3M’s favor on 16 of the 19 disputed terms. Fact and expert discovery in that case have concluded and the parties are awaiting oral argument on pending motions for summary judgment on certain matters filed by both parties. Avery has sought reexamination of the five 3M patents in suit. The U.S. Patent and Trademark Office (US PTO) granted reexamination and issued a first Office Action rejecting all claims for two of the patents in suit. The US PTO denied in whole Avery’s request for reexamination of one of the patents in suit.

Fact discovery is also complete in the antitrust case and expert discovery is ongoing. Fact discovery is ongoing in the declaratory judgment case involving Avery’s patents and the parties are beginning the claim construction process. Avery filed a motion to join all three cases for trial, a motion that the Court denied. Accordingly, the 3M patent infringement case is expected to go to trial late in 2013.

3M sued TransWeb Corporation in Minnesota in 2010 for infringement of several 3M patents covering fluorination and hydrocharging of filter media used in 3M’s respirators and furnace filters. TransWeb does not make finished goods, but sells media to competitors of 3M’s respirator and furnace filter businesses. TransWeb filed a declaratory judgment action in and successfully moved the litigation to the United States District Court for the District of New Jersey, seeking a declaration of invalidity and non-infringement of 3M’s patents, and further alleging that 3M waited too long to enforce its rights. TransWeb also alleged 3M obtained the patents through inequitable conduct and that 3M’s attempt to enforce the patents constitutes a violation of the antitrust laws. On November 30, 2012, the jury returned a verdict in favor of TransWeb on all but one count, including findings that 3M’s patents were invalid and not infringed, and that 3M had committed an antitrust violation by seeking to enforce a patent it had obtained fraudulently. The jury also recommended that the court find 3M had committed inequitable conduct in obtaining the patents, and that the patents were therefore unenforceable. Since the vast majority of TransWeb’s claim for treble antitrust damages is in the form of its attorneys’ fees and expenses in connection with the defense of the patent case, the parties agreed that the measure of damages would not go to the jury, but rather would be submitted to a special master after the trial. It is expected this process will take several months, and the special master’s recommendations would then be forwarded to the court for review and entry of a final judgment. 3M intends to appeal.

In December 2010, Meda AB, the Swedish-based acquirer of 3M’s European pharmaceutical business, filed a lawsuit against 3M, 3M Innovative Properties Company, and Riker Laboratories, Inc. (collectively, “3M”). Meda initially asserted claims against 3M for breach of contract and breach of the implied covenant of good faith and fair dealing. In October 2011, Meda amended its pleading to assert a claim for fraud. All three claims are based on allegations that 3M did not inform Meda about certain information relating to the pricing of a particular drug in France prior to the acquisition. Meda seeks to recover compensatory damages in excess of $300 million (including prejudgment interest), punitive damages, and attorneys’ fees. In September 2012, 3M filed a motion for summary judgment on the grounds that Meda cannot establish a breach of any duty owed by 3M. A non-jury trial started in the United States District Court for the Southern District of New York in January 2013. The court is expected to issue its decision in the first quarter of 2013.

Shurtape Technologies, LLC sued 3M in the United States District Court for the Western District of North Carolina, alleging that 3M’s ScotchBlue™ Painter’s Masking Tape with Edge-Lock™ Paint Line Protector, which was introduced in late 2009, infringes Shurtape’s U.S. patent describing masking tape having an absorbent coating applied to the edge of the tape and several of Shurtape’s trademarks. 3M requested reexamination of the Shurtape patent, and in November 2012, the US PTO issued an office action adopting many of 3M’s invalidity arguments and rejecting all claims in the Shurtape patent. 3M has also filed a motion with the district court asking that the litigation be stayed pending resolution of the reexamination. Shurtape has opposed that motion and the court has not yet ruled. Trial is anticipated in late 2013 or early 2014.

For commercial litigation matters described in this section for which a liability, if any, has been recorded, the Company believes the amount recorded, as well as the possible loss or range of loss in excess of the established accrual is not material to the Company’s consolidated results of operations or financial condition. For those matters for which a liability has not been recorded, the Company believes that such liability is not probable and estimable and the Company is not able to estimate a possible loss or range of loss at this time.

Product Liability Litigation

Électricité de France (EDF) filed a lawsuit against 3M France in the French courts in 2006 claiming commercial loss and property damage after experiencing electrical network failures which EDF alleges were caused by so-called defective 3M transition splices. The French Court of Appeals at Versailles affirmed the commercial trial court’s decision that the transition splices conformed to contract specifications which were thoroughly analyzed and tested by EDF before purchase and installation. The Court of Appeals, however, ordered a court-appointed expert to study the problem and issue a technical opinion on the cause of the network failures. In spite of considerable testing of 3M’s splices over several years, the court-appointed expert has been unable to identify a defect in the 3M splices and to determine the definitive cause of the network failures. The court-appointed expert is expected to submit his final report to the commercial court by June 30, 2013. Thereafter, the commercial court may take from six months to one year to render its decision.

One customer obtained an order in the French courts against 3M Purification SAS (a French subsidiary) in October 2011 appointing an expert to determine the amount of commercial loss and property damage allegedly caused by so-called defective 3M filters used in the customer’s manufacturing process. An Austrian subsidiary of this same customer also filed a claim against 3M Austria GmbH (an Austrian subsidiary) and 3M Purification SAS in the Austrian courts in September 2012 seeking damages for the same issue. Another customer filed a lawsuit against 3M Deutschland GmbH (a German subsidiary) in the German courts in March 2012 seeking commercial loss and property damage allegedly caused by so-called defective 3M filters used in that customer’s manufacturing process. The Company has resolved on an amicable basis claims of two other customers arising out of the same issue.

For product liability litigation matters described in this section for which a liability has been recorded, the Company believes the amount recorded is not material to the Company’s consolidated results of operations or financial condition. In addition, the Company is not able to estimate a possible loss or range of loss in excess of the established accruals at this time.

NOTE 14. Stock-Based Compensation

The 3M 2008 Long-Term Incentive Plan provides for the issuance or delivery of up to 64 million shares of 3M common stock pursuant to awards granted under the plan. In May 2012, shareholders approved an additional 36 million shares, increasing the number of approved shares to 100 million shares. Awards under this plan may be issued in the form of Incentive Stock Options, Nonqualified Stock Options, Progressive Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Other Stock Awards, and Performance Units and Performance Shares. Awards denominated in shares of common stock other than options and Stock Appreciation Rights, per the 2008 Plan, count against the 100 million share limit as 3.38 shares for every one share covered by such award (for full value awards with grant dates prior to May 11, 2010), as 2.87 shares for every one share covered by such award (for full value awards with grant dates on or after May 11, 2010 and prior to May 8, 2012), or as 3.50 shares for every one share covered by such award (for full value awards with grant dates of May 8, 2012 or later). The remaining total shares available for grant under the 2008 Long Term Incentive Plan Program are 48,786,751 as of December 31, 2012. There were approximately 11,564 participants with outstanding options, restricted stock, or restricted stock units at December 31, 2012.

The Company’s annual stock option and restricted stock unit grant is made in February to provide a strong and immediate link between the performance of individuals during the preceding year and the size of their annual stock compensation grants. The grant to eligible employees uses the closing stock price on the grant date. Stock options vest over a period from one to three years with the expiration date at 10 years from date of grant. Accounting rules require recognition of expense under a non-substantive vesting period approach, requiring compensation expense recognition when an employee is eligible to retire. Employees are considered eligible to retire at age 55 and after having completed five years of service. This retiree-eligible population represents 30 percent of the 2012 annual stock-based compensation award expense dollars; therefore, higher stock-based compensation expense is recognized in the first quarter. Beginning in 2007, the Company reduced the number of traditional stock options granted under the Management Stock Ownership Program (MSOP) plan by reducing the number of employees eligible to receive annual grants and by shifting a portion of the annual grant away from traditional stock options primarily to restricted stock units. However, associated with the reduction in the number of eligible employees, the Company provided a one-time “buyout” grant in 2007 of restricted stock units to the impacted employees. 3M also has granted progressive (reload) options. These options are nonqualified stock options that were granted to certain participants under the 1997 or 2002 MSOP, but for which the reload feature was eliminated in 2005 (on a prospective basis only). Participants who had options granted prior to this effective date may still qualify to receive new progressive (reload) stock options.

In addition to the annual grants, the Company makes other minor grants of stock options, restricted stock units and other stock-based grants. The Company issues cash settled Restricted Stock Units and Stock Appreciation Rights in certain countries. These grants do not result in the issuance of Common Stock and are considered immaterial by the Company.

Amounts recognized in the financial statements with respect to stock-based compensation programs, which include stock options, restricted stock, restricted stock units, performance shares, and the General Employees’ Stock Purchase Plan (GESPP), are provided in the following table. Capitalized stock-based compensation amounts were not material for the twelve months ended 2012, 2011 and 2010. The income tax benefits shown in the table can fluctuate by period due to the amount of employee “disqualifying dispositions” related to Incentive Stock Options (ISOs). The Company last granted ISOs in 2002.

Stock-Based Compensation Expense

	Years ended December 31
(Millions)	2012	2011	2010
Cost of sales	$27	$29	$31
Selling, general and administrative expenses	167	192	209
Research, development and related expenses	29	32	34

Stock-based compensation expenses	$223	$253	$274

Income tax benefits	$(67)	$(80)	$(98)

Stock-based compensation expenses, net of tax	$156	$173	$176

The following table summarizes stock option activity during the twelve months ended December 31:

Stock Option Program

	2012		2011		2010
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Under option —
January 1	64,148,415	$77.28	70,335,044	$74.80	74,268,165	$72.39
Granted:
Annual	5,770,190	87.91	5,514,500	89.46	5,788,313	78.79
Progressive (Reload)	110,065	89.65	237,839	94.02	188,105	88.67
Other	51,661	89.25	8,953	86.71	27,911	82.13
Exercised	(13,123,617)	68.78	(11,625,863)	68.47	(9,678,654)	59.11
Canceled	(391,684)	83.65	(322,058)	75.09	(258,796)	70.76
December 31	56,565,030	$80.33	64,148,415	$77.28	70,335,044	$74.80
Options exercisable
December 31	45,207,143	$78.78	52,644,364	$76.90	58,201,617	$75.87

Outstanding options under grant include grants from previous plans. For options outstanding at December 31, 2012, the weighted-average remaining contractual life was 55 months and the aggregate intrinsic value was $709 million. For options exercisable at December 31, 2012, the weighted-average remaining contractual life was 44 months and the aggregate intrinsic value was $637 million. As of December 31, 2012, there was $54 million of compensation expense that has yet to be recognized related to non-vested stock option based awards. This expense is expected to be recognized over the remaining weighted-average vesting period of 21 months.

The total intrinsic values of stock options exercised during 2012, 2011 and 2010 was $282 million, $287 million and $263 million, respectively. Cash received from options exercised during 2012, 2011 and 2010 was $903 million, $796 million and $571 million, respectively. The Company’s actual tax benefits realized for the tax deductions related to the exercise of employee stock options for 2012, 2011 and 2010 was $98 million, $96 million and $93 million, respectively.

The Company does not have a specific policy to repurchase common shares to mitigate the dilutive impact of options; however, the Company has historically made adequate discretionary purchases, based on cash availability, market trends, and other factors, to satisfy stock option exercise activity.

For annual and progressive (reload) options, the weighted average fair value at the date of grant was calculated using the Black-Scholes option-pricing model and the assumptions that follow.

Stock Option Assumptions

	Annual			Progressive (Reload)
	2012	2011	2010	2012	2011	2010
Exercise price	$87.89	$89.47	$78.72	$87.89	$93.94	$86.72
Risk-free interest rate	1.1%	2.8%	2.8%	0.2%	0.4%	0.6%
Dividend yield	2.6%	2.6%	2.5%	2.6%	2.6%	2.5%
Volatility	24.5%	22.0%	25.7%	23.4%	21.5%	33.2%
Expected life (months)	74	72	72	19	15	17
Black-Scholes fair value	$14.94	$16.10	$16.50	$8.50	$7.49	$12.01

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

The following table summarizes restricted stock and restricted stock unit activity during the twelve months ended December 31, 2012:

Restricted Stock and Restricted Stock Units

	2012		2011		2010
		Weighted Average		Weighted Average		Weighted Average
	Number of	Grant Date	Number of	Grant Date	Number of	Grant Date
	Awards	Fair Value	Awards	Fair Value	Awards	Fair Value
Nonvested balance —
As of January 1	4,858,972	$73.02	4,812,657	$68.75	4,379,480	$68.85
Granted
Annual	968,522	87.92	889,448	89.46	902,549	78.81
Other	99,337	85.07	351,624	87.07	527,823	70.09
Vested	(2,594,468)	63.51	(1,077,816)	72.21	(948,233)	79.12
Forfeited	(70,801)	82.65	(116,941)	72.01	(48,962)	76.22
As of December 31	3,261,562	$85.17	4,858,972	$73.02	4,812,657	$68.75

As of December 31, 2012, there was $79 million of compensation expense that has yet to be recognized related to non-vested restricted stock and restricted stock units. This expense is expected to be recognized over the remaining weighted-average vesting period of 25 months. The total fair value of restricted stock and restricted stock units that vested during the twelve months ended December 31, 2012, 2011 and 2010 was $228 million, $102 million and $75 million, respectively. The Company’s actual tax benefits realized for the tax deductions related to the vesting of restricted stock and restricted stock units for the twelve months ended December 31, 2012, 2011 and 2010 was $86 million, $36 million and $20 million, respectively.

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

Performance Shares

Beginning in 2008, the Company grants certain members of executive management performance shares on an annual basis. The performance criteria, which were modified in 2010, are designed to focus management attention on three key factors that create long-term stockholder value: Organic Sales Volume Growth, Return on Invested Capital and sales from new products. The number of shares of 3M common stock that could actually be delivered at the end of the three-year performance period may be anywhere from 0% to 200% of each performance share granted, depending on the performance of the Company during such performance period. Non-substantive vesting requires that expense for the performance shares be recognized over one or three years depending on when each individual became a 3M executive. The first performance shares, which were granted in 2008, were distributed in 2011. Performance shares do not accrue dividends during the performance period. Therefore, the grant date fair value is determined by reducing the closing stock price on the date of grant by the net present value of dividends during the performance period. As a result of the significant uncertainty due to the economic crisis of 2008-2009, the Company granted restricted stock units instead of performance shares in 2009. Therefore, since there were no performance shares in 2009, there were also no related distributions in 2012. Performance share grants resumed in 2010 and continued thereafter.

The following table summarizes performance share activity during the twelve months ended December 31, 2012:

	2012		2011		2010
		Weighted Average		Weighted Average		Weighted Average
	Number of	Grant Date	Number of	Grant Date	Number of	Grant Date
	Awards	Fair Value	Awards	Fair Value	Awards	Fair Value
Undistributed balance —
As of January 1	878,872	$78.55	760,645	$73.99	—	$—
Granted	467,531	81.55	415,024	84.58	370,575	74.46
Distributed	—	—	(206,410)	72.77	—	—
Performance change	(178,838)	81.27	(39,323)	82.10	396,390	73.55
Forfeited	(78,481)	80.21	(51,064)	80.20	(6,320)	73.92
As of December 31	1,089,084	$79.27	878,872	$78.55	760,645	$73.99

As of December 31, 2012, there was $11 million of compensation expense that has yet to be recognized related to performance shares. This expense is expected to be recognized over the remaining weighted-average earnings period of 11 months. There were no performance shares distributed or related tax benefits realized during the twelve months ended December 31, 2012 and 2010. For the twelve months ended December 31, 2011, the total fair value of performance shares that were distributed was $18 million and actual tax benefits realized for the tax deductions related to the distribution of performance shares was $5 million.

General Employees’ Stock Purchase Plan (GESPP):

In May 2012, shareholders approved an additional 30 million shares for issuance under the Company’s GESPP, increasing the number of approved shares to 60 million shares. Substantially all employees are eligible to participate in the plan. Participants are granted options at 85% of market value at the date of grant. There are no GESPP shares under option at the beginning or end of each year because options are granted on the first business day and exercised on the last business day of the same month.

General Employees’ Stock Purchase Plan

	2012		2011		2010
		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Options granted	1,455,545	$75.32	1,433,609	$73.67	1,325,579	$70.57
Options exercised	(1,455,545)	75.32	(1,433,609)	73.67	(1,325,579)	70.57
Shares available for grant - December 31	31,445,207		2,900,751		4,334,360

The weighted-average fair value per option granted during 2012, 2011 and 2010 was $13.29, $13.00 and $12.45, respectively. The fair value of GESPP options was based on the 15% purchase price discount. The Company recognized compensation expense for GESSP options of $19 million in 2012, $19 million in 2011 and $17 million in 2010.

NOTE 15. Business Segments

3M’s businesses are organized, managed and internally grouped into segments based on differences in markets, products, technologies and services. In 2012, 3M managed its operations in six operating business segments: Industrial and Transportation; Health Care; Consumer and Office; Safety, Security and Protection Services; Display and Graphics; and Electro and Communications. 3M’s six business segments bring together common or related 3M technologies, enhancing the development of innovative products and services and providing for efficient sharing of business resources. These segments have worldwide responsibility for virtually all 3M product lines. 3M is not dependent on any single product/service or market. Transactions among reportable segments are recorded at cost. 3M is an integrated enterprise characterized by substantial intersegment cooperation, cost allocations and inventory transfers. Therefore, management does not represent that these segments, if operated independently, would report the operating income information shown. The difference between operating income and pre-tax income relates to interest income and interest expense, which are not allocated to business segments.

Consistent with 3M’s strategy of building relevance and presence in the marketplace, the Company announced in October 2012 that it was immediately beginning to align resources and management toward a new structure comprised of five business groups: Consumer; Industrial; Health Care; Safety and Graphics; and Electronics and Energy. The company’s operating results were managed on the basis of its existing segment structure through 2012, with the intention that results be managed under the new alignment once it is fully effective in the first quarter of 2013. As a result, the business segment information that follows is reported under the existing segment structure through 2012.

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

Personal protection products, safety and security products, commercial cleaning and protection products, floor matting, roofing granules for asphalt shingles, infrastructure protection products, and track and trace solutions

Display and Graphics

Optical films solutions for electronic displays, reflective sheeting for transportation safety, commercial graphics systems, and mobile interactive solutions, including mobile display technology, visual systems and computer screen films

Electro and Communications	Packaging and interconnection devices, insulating and splicing solutions for the electronics, telecommunications and electrical industries, and touch screens and touch monitors

Business Segment Information

	Net Sales			Operating Income
(Millions)	2012	2011	2010	2012	2011	2010
Industrial and Transportation	$10,346	$10,073	$8,429	$2,258	$2,057	$1,754
Health Care	5,158	5,031	4,513	1,646	1,489	1,362
Consumer and Office	4,316	4,153	3,853	930	840	840
Safety, Security and Protection Services	3,802	3,821	3,316	847	814	709
Display and Graphics	3,560	3,674	3,884	693	788	946
Electro and Communications	3,228	3,306	3,043	691	712	670
Corporate and Unallocated	5	11	10	(469)	(421)	(278)
Elimination of Dual Credit	(511)	(458)	(386)	(113)	(101)	(85)
Total Company	$29,904	$29,611	$26,662	$6,483	$6,178	$5,918

	Assets			Depreciation & Amortization			Capital Expenditures
(Millions)	2012	2011	2010	2012	2011	2010	2012	2011	2010
Industrial and Transportation	$9,148	$7,960	$6,703	$353	$362	$326	$521	$471	$331
Health Care	4,304	4,198	4,189	169	199	131	113	159	78
Consumer and Office	2,421	2,400	2,149	109	101	100	103	97	69
Safety, Security and Protection Services	3,966	3,954	3,996	175	187	168	121	118	130
Display and Graphics	3,714	3,617	3,729	190	192	187	156	120	185
Electro and Communications	2,398	2,308	2,245	109	103	101	159	154	110
Corporate and Unallocated	7,925	7,179	7,145	183	92	107	311	260	188
Total Company	$33,876	$31,616	$30,156	$1,288	$1,236	$1,120	$1,484	$1,379	$1,091

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

	Net Sales			Operating Income			Property, Plant and Equipment - net
(Millions)	2012	2011	2010	2012	2011	2010	2012	2011
United States	$10,528	$10,028	$9,210	$1,929	$1,629	$1,636	$4,277	$3,979
Asia Pacific	9,092	9,108	8,259	2,450	2,523	2,400	2,029	1,887
Europe, Middle East and Africa	6,730	7,076	6,259	1,163	1,150	1,112	1,499	1,271
Latin America and Canada	3,572	3,411	2,950	945	896	797	573	529
Other Unallocated	(18)	(12)	(16)	(4)	(20)	(27)	—	—
Total Company	$29,904	$29,611	$26,662	$6,483	$6,178	$5,918	$8,378	$7,666

NOTE 17.  Quarterly Data (Unaudited)

(Millions, except per-share amounts) 2012	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year 2012
Net sales	$7,486	$7,534	$7,497	$7,387	$29,904
Cost of sales	3,889	3,870	3,935	3,991	15,685
Net income including noncontrolling interest	1,141	1,186	1,180	1,004	4,511
Net income attributable to 3M	1,125	1,167	1,161	991	4,444
Earnings per share attributable to 3M common shareholders - basic	1.61	1.68	1.68	1.43	6.40
Earnings per share attributable to 3M common shareholders - diluted	1.59	1.66	1.65	1.41	6.32

(Millions, except per-share amounts)	First	Second	Third	Fourth	Year
2011	Quarter	Quarter	Quarter	Quarter	2011
Net sales	$7,311	$7,680	$7,531	$7,089	$29,611
Cost of sales	3,802	4,040	4,027	3,824	15,693
Net income including noncontrolling interest	1,103	1,177	1,103	974	4,357
Net income attributable to 3M	1,081	1,160	1,088	954	4,283
Earnings per share attributable to 3M common shareholders - basic	1.52	1.63	1.54	1.36	6.05
Earnings per share attributable to 3M common shareholders - diluted	1.49	1.60	1.52	1.35	5.96

Gross profit is calculated as net sales minus cost of sales.

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

b. The Company’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on the assessment, management concluded that, as of December 31, 2012, the Company’s internal control over financial reporting is effective. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 excluded Ceradyne, Inc., which was acquired by the Company in November 2012 in a purchase business combination. Ceradyne, Inc. is a wholly-owned subsidiary of the Company whose total assets and total net sales represented less than 5% of consolidated total assets and less than 1% of consolidated net sales, respectively, of the Company as of and for the year ended December 31, 2012. As permitted by guidelines established by the Securities and Exchange Commission, companies are allowed to exclude certain acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired company. The Company’s internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012.

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

Item 9B. Other Information.

None.

PART III

Documents Incorporated by Reference

In response to Part III, Items 10, 11, 12, 13 and 14, parts of the Company’s definitive proxy statement (to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year-end of December 31, 2012) for its annual meeting to be held on May 14, 2013, are incorporated by reference in this Form 10-K.

Item 10. Directors, Executive Officers and Corporate Governance.

The information relating to directors and nominees of 3M is set forth under the caption “Proposal No. 1” in 3M’s proxy statement for its annual meeting of stockholders to be held on May 14, 2013 (“3M Proxy Statement”) and is incorporated by reference herein. Information about executive officers is included in Item 1 of this Annual Report on Form 10-K. The information required by Items 405, 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is contained under the captions “Section 16(a) Beneficial Ownership Reporting Compliance,” “Governance of the Company — Director Nomination Process,” “Board and Committee Membership — Audit Committee” of the 3M Proxy Statement and such information is incorporated by reference herein.

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

Equity compensation plans information as of December 31, 2012 follows:

Equity Compensation Plans Information (1)

	A	B	C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))

Equity compensation plans approved by security holders
Stock options	56,565,030	$80.33	—
Restricted stock units	3,261,562		—
Performance shares	1,089,084		—
Non-employee director deferred stock units	216,494		—
Total	61,132,170		48,786,751
Employee stock purchase plan	—		31,445,207
Subtotal	61,132,170		80,231,958
Total	61,132,170		80,231,958

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) (1) Financial Statements. The consolidated financial statements filed as part of this report are listed in the index to financial statements on page 43 as follows:

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

(10)	Material contracts and management compensation plans and arrangements:

(10.1)	3M 2008 Long-Term Incentive Plan (including amendments through February 2012) is incorporated by reference from our Proxy Statement for the 2012 Annual Meeting of Stockholders.
(10.2)	Form of Agreement for Stock Option Grants to Executive Officers under the 3M 2008 Long-Term Incentive Plan is incorporated by reference from our Form 8-K dated May 13, 2008.
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

(10.18)	3M 2012 Amended and Restated General Employees Stock Purchase Plan is incorporated by reference from our Proxy Statement for the 2012 Annual Meeting of Stockholders.
(10.19)	3M VIP Excess Plan is incorporated by reference from our Form 8-K dated November 14, 2008.
(10.20)	Amendment of 3M VIP Excess Plan is incorporated by reference from our Form 8-K dated November 24, 2009.
(10.21)	3M VIP (Voluntary Investment Plan) Plus is incorporated by reference from Registration Statement No. 333-73192 on Form S-8, filed on November 13, 2001.
(10.22)	Amendment of 3M VIP Plus is incorporated by reference from our Form 8-K dated November 14, 2008.
(10.23)	3M Deferred Compensation Plan, as amended through February 2008, is incorporated by reference from our Form 8-K dated February 14, 2008.
(10.24)	Amendment of 3M Deferred Compensation Plan is incorporated by reference from our Form 8-K dated November 14, 2008.
(10.25)	3M Deferred Compensation Excess Plan is incorporated by reference from our Form 10-K for the year ended December 31, 2009.
(10.26)	3M Performance Awards Deferred Compensation Plan is incorporated by reference from our Form 10-K for the year ended December 31, 2009.
(10.27)	3M Executive Annual Incentive Plan is incorporated by reference from our Form 8-K dated May 14, 2007.
(10.28)	Description of changes to 3M Compensation Plan for Non-Employee Directors is incorporated by reference from our Form 8-K dated August 8, 2005.
(10.29)	3M Compensation Plan for Non-Employee Directors, as amended, through November 8, 2004, is incorporated by reference from our Form 10-K for the year ended December 31, 2004.
(10.30)	Amendment of 3M Compensation Plan for Non-Employee Directors is incorporated by reference from our Form 8-K dated November 14, 2008.
(10.31)	3M Executive Life Insurance Plan, as amended, is incorporated by reference from our Form 10-K for the year ended December 31, 2003.

(10.32)	Summary of Personal Financial Planning Services for 3M Executives is incorporated by reference from our Form 10-K for the year ended December 31, 2003.
(10.33)	3M policy on reimbursement of incentive payments is incorporated by reference from our Form 10-K for the year ended December 31, 2006.
(10.34)	Amended and Restated 3M Nonqualified Pension Plan I is incorporated by reference from our Form 8-K dated December 23, 2008.
(10.35)	Amended and Restated 3M Nonqualified Pension Plan II is incorporated by reference from our Form 8-K dated December 23, 2008.
(10.36)	3M Nonqualified Pension Plan III is incorporated by reference from our Form 8-K dated November 14, 2008.
(10.37)	Policy on Reimbursement of Incentive Compensation (effective May 11, 2010) is incorporated by reference from our Form 10-Q dated August 4, 2010.
(10.38)	Amended and restated five-year credit agreement as of September 28, 2012, is incorporated by reference from our Form 8-K dated October 3, 2012.
(10.39)	Letter of credit agreement as of August 24, 2012 is incorporated by reference from our Form 8-K dated August 29, 2012
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
(101)

The following financial information from 3M Company’s Annual Report on Form 10-K for the period ended December 31, 2012, filed with the SEC on February 14, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statement of Income for the years ended December 31, 2012, 2011 and 2010, (ii) the Consolidated Statement of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010, (iii) the Consolidated Balance Sheet as of December 31, 2012 and 2011, (iv) the Consolidated Statement of Changes in Equity for the years ended December 31, 2012, 2011 and 2010, (v) the Consolidated Statement of Cash Flows for the years ended December 31, 2012, 2011 and 2010, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

3M COMPANY

By	/s/ David W. Meline
David W. Meline,
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)
February 14, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 14, 2013.

Signature	Title
Inge G. Thulin	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer and Director)
Nicholas C. Gangestad	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)
Linda G. Alvarado	Director
Vance D. Coffman	Director
Michael L. Eskew	Director
W. James Farrell	Director
Herbert L. Henkel	Director
Edward M. Liddy	Director
Robert S. Morrison	Director
Aulana L. Peters	Director
Robert J. Ulrich	Director

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